Form 10-Q
period 2009-06-30
Government Properties Income Trust
filed 2009-08-10
CIK 1456772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-34364

GOVERNMENT PROPERTIES INCOME TRUST

(Exact Name of Registrant as Specified in Its Charter)

Maryland	26-4273474
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

400 Centre Street, Newton, Massachusetts 02458

 (Address of Principal Executive Offices)  (Zip Code)

617-219-1440

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Number of registrant’s common shares of beneficial interest, $0.01 par value per share, outstanding as of August 10, 2009:  21,450,000

GOVERNMENT PROPERTIES INCOME TRUST

FORM 10-Q

JUNE 30, 2009

References in this Form 10-Q to “we”, “us” and “our” refers to Government Properties Income Trust and its consolidated subsidiary, unless otherwise noted.

GOVERNMENT PROPERTIES INCOME TRUST

CONDENSED CONSOLIDATED BALANCE SHEET

(amounts in thousands, except per share data)

(unaudited)

PART I      Financial Information

Item 1.  Financial Statements

	June 30,	December 31,
	2009	2008
ASSETS
Real estate properties:
Land	$65,719	$65,719
Buildings and improvements	425,183	424,756
	490,902	490,475
Accumulated depreciation	(106,070)	(100,034)
	384,832	390,441
Acquired real estate leases, net	9,252	10,071
Cash and cash equivalents	451	97
Restricted cash	—	1,334
Deferred leasing costs, net	1,538	1,757
Deferred financing costs, net	6,458	—
Rents receivable	6,872	14,593
Due from affiliates	943	—
Other assets, net	1,677	1,481
Total assets	$412,023	$419,774

LIABILITIES AND SHAREHOLDERS’ EQUITY
Mortgage notes payable	$—	$134
Secured revolving credit facility	43,875	—
Accounts payable and accrued expenses	5,795	3,036
Acquired real estate lease obligations, net	2,750	3,151
	52,420	6,321
Shareholders’ equity:
Common shares of beneficial interest, $.01 par value:
25,000,000 shares authorized; 21,450,000 shares issued and outstanding	215	—
Additional paid in capital	357,444	—
Cumulative net income	1,944	—
Ownership interest	—	413,453
Total shareholders’ equity	359,603	413,453

Total liabilities and shareholders’ equity	$412,023	$419,774

See accompanying notes.

GOVERNMENT PROPERTIES INCOME TRUST

CONDENSED CONSOLIDATED STATEMENT OF INCOME

(amounts in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months ended June 30,
	2009	2008	2009	2008
Rental income	$19,405	$18,862	$38,648	$37,519

Expenses
Real estate taxes	2,113	1,982	4,219	3,940
Utility expenses	1,523	1,398	3,044	2,909
Other operating expenses	2,912	2,842	5,711	5,672
Depreciation and amortization	3,797	3,520	7,361	7,018
General and administrative	873	746	1,613	1,492
Total expenses	11,218	10,488	21,948	21,031

Operating income	8,187	8,374	16,700	16,488

Interest income	42	12	44	25
Interest expense (including amortization of deferred financing fees of $427, $ -, $427 and $ -, respectively)	(2,360)	(46)	(2,360)	(102)
Net income	$5,869	$8,340	$14,384	$16,411

Weighted average common shares outstanding	12,384	—	8,590	—

Earnings per common share:
Net income	$0.47	—	$1.67	—

See accompanying notes.

GOVERNMENT PROPERTIES INCOME TRUST

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Six Months Ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$14,384	$16,411
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	7,617	6,835
Change in assets and liabilities:
Decrease in restricted cash	1,334	46
Increase in deferred leasing costs	—	(294)
Increase in accounts receivable	(326)	(306)
(Increase) decrease in other assets	(196)	1,549
(Decrease) increase in accounts payable and accrued expenses	(1,072)	133
Increase in due from affiliates	(1,343)	—

Cash provided by operating activities	20,398	24,374

CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate acquisitions and improvements	(1,176)	(1,118)
Cash used for investing activities	(1,176)	(1,118)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of mortgage loans	(134)	(1,661)
Borrowings on secured revolving credit facility	272,000	—
Costs of establishing secured revolving credit facility	(6,235)	—
Payments on secured revolving credit facility	(228,125)	—
Proceeds from issuance of common stock, net	209,389	—
Equity distributions	(265,763)	(21,304)
Cash used for financing activities	(18,868)	(22,965)

Increase in cash and cash equivalents	354	291
Cash and cash equivalents at beginning of period	97	66
Cash and cash equivalents at end of period	$451	$357

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$1,932	$111

Non-cash operating activities:
Equity distributions	$8,047	$—

Non-cash financing activities:
Costs of establishing secured revolving credit facility	$650	$—
Costs for issuance of common stock	$3,813	$—

See accompanying notes.

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1.  Basis of Presentation

The accompanying condensed consolidated financial statements of Government Properties Income Trust and its subsidiary, GOV, the Company, we or us, have been prepared without audit.  Certain information and footnote disclosures required by accounting principles generally accepted in the United States, or GAAP, for complete financial statements have been condensed or omitted.  We believe the disclosures made are adequate to make the information presented not misleading.  However, the accompanying condensed consolidated financial statements should be read in conjunction with the Combined Financial Statements of Certain Government Properties (wholly owned by HRPT Properties Trust) as of December 31, 2008 and 2007 and for the three years in the period ending December 31, 2008 and notes thereto contained in our Prospectus, dated June 2, 2009, or the Prospectus,  filed with Securities and Exchange Commission, or the SEC, in accordance with Rule 424(b) of the Securities Act of 1933, as amended, or the Securities Act, which is accessible on the SEC’s website at www.sec.gov.  In the opinion of our management, all adjustments, which include only normal recurring adjustments considered necessary for a fair presentation, have been included.  All intercompany transactions and balances between the Company and its subsidiary have been eliminated.  Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.  Because of the significant changes resulting from our initial public offering, or IPO, in June 2009, the financial results reported are not indicative of our expected future results.  In preparing these condensed consolidated financial statements, we evaluated events that occurred through August 10, 2009, the date of issuance of these condensed consolidated financial statements, for potential recognition or disclosure.

We operate 29 properties located in 14 states and the District of Columbia containing approximately 3.3 million square feet, our Properties.  U.S. and state government agencies are our primary tenants.  These condensed consolidated financial statements are presented as if we were a legal entity separate from HRPT Properties Trust, or HRP; although we did not exist until February 17, 2009 and thereafter we were a wholly owned consolidated subsidiary of HRP until June 8, 2009.

Note 2.  Organization

HRP organized us as a 100% owned subsidiary on February 17, 2009 as a Maryland real estate investment trust, or REIT.  At the time of our organization, we issued 9.95 million common shares of beneficial interest, par value $.01 per share, or our common shares, to HRP.

For a substantial part of the period presented, we and our Properties were wholly owned by HRP.  On April 24, 2009, we acquired 100% ownership of our Properties by means of a contribution from HRP to our subsidiary.  On June 2, 2009 we priced our IPO of 10 million common shares.  The sale of these shares closed on June 8, 2009, or the Closing Date, and we became a separate publically owned company.  On June 30, 2009, our underwriters exercised their over allotment option and we sold an additional 1.5 million common shares.

Note 3.  Summary of Significant Accounting Policies

Basis of Presentation.  Prior to our IPO, HRP directly or indirectly owned us, and we have presented transactions at HRP’s historical basis.  Historically, substantially all of the rental income received by HRP from tenants at our Properties were deposited in and commingled with HRP’s general funds.  HRP paid certain capital investments and other cash requirements of our Properties and us, and HRP allocated general and administrative costs to our Properties and us based on its historical costs of our Properties as a percentage of HRP’s historical cost of all of HRP’s properties until the Closing Date.  Thereafter, we have recorded general and administrative expenses at our direct cost.  We believe that HRP’s method for allocating general and administrative expenses prior to the Closing Date is reasonable.

Real Estate Properties.  As required by GAAP, we have generally adopted the accounting treatment and policies for our Properties and business which were previously employed by HRP.  We record our Properties at cost to HRP and provide depreciation on real estate investments on a straight line basis over estimated useful lives ranging up to 40 years.  We and HRP estimated the purchase price allocations and the useful lives of our Properties.  In some circumstances, HRP engaged independent real estate appraisal firms to provide market information and evaluations that are relevant to our purchase price allocations and determinations of useful lives; however, we are ultimately responsible for the purchase price allocations and determination of useful lives.

We and HRP allocated the purchase price of our Properties to land, building and improvements based on determinations of the relative fair values of these assets assuming the Property is vacant. We and HRP determined the fair value of a Property using methods similar to those used by independent appraisers. We and HRP allocated a portion of the purchase price of our Properties to above market and below market leases based on the present value (using an interest rate which reflects the risks associated with in place leases at the time a Property was acquired by HRP) of the difference between (i) the contractual amounts to be paid pursuant to the in place leases and (ii) our estimates of fair market lease rates for the corresponding leases, measured over a period equal to the remaining terms of the respective leases.  We and HRP allocated a portion of the purchase price to in place leases and tenant relationships in an amount equal to the excess of (i) the purchase price paid for a Property, after adjusting existing in place leases to market rental rates, over (ii) the estimated fair value of the Property, as if vacant.  We and HRP allocated this aggregate value between in place lease values and tenant relationships based on our evaluation of the specific characteristics of each tenant’s lease.  However, we have not separated the value of tenant relationships from the value of in place leases because such value and related amortization expense is immaterial in the accompanying financial statements.  In making these allocations, we considered factors such as estimated carrying costs during the expected lease up periods, including real estate taxes, insurance and other operating income and expenses and costs, such as leasing commissions, legal and other related expenses, to execute similar leases in current market conditions at the time a Property was acquired by HRP.  If the value of tenant relationships becomes material in the future, we may separately allocate those amounts and amortize the allocated amount over the estimated life of the relationships.

We amortize capitalized above market lease values (presented as acquired real estate leases in the condensed consolidated balance sheet) and below market lease values (presented as acquired real estate lease obligations in the condensed consolidated balance sheet) as a reduction or increase, respectively, to rental income over the remaining terms of the associated leases.  Such amortization resulted in increases to rental income of approximately $85,000 during both the three months ended June 30, 2009 and 2008, and $170,000 and $182,000 during the six months ended June 30, 2009 and 2008, respectively.  We amortize the value of in place leases, exclusive of the value of above market and below market in place leases, over the remaining periods of the associated leases.  Such amortization amounted to approximately $294,000 during both the three months ended June 30, 2009 and 2008, and $588,000 and $569,000 during the six months ended June 30, 2009 and 2008, respectively.  When a lease is terminated prior to its stated expiration, we will write off the unamortized amount relating to that lease.

Due From Affiliates.  Due from affiliates are amounts due from HRP as a result of pro rating net working capital of the Properties as of the Closing Date which was not calculated until after June 30, 2009.

Income Taxes.  Prior to the Closing Date, our operations were included in HRP’s income tax returns.  HRP is a real estate investment trust under the Internal Revenue Code of 1986, as amended, or the Code.  Accordingly, HRP is not subject to Federal income taxes provided it distributes its taxable income and meets certain other requirements to qualify as a real estate investment trust.  However, HRP is subject to certain state and local taxes.

We are also a real estate investment trust under the Code.  Accordingly, we are not subject to Federal income taxes provided we distribute our taxable income and meet certain other requirements to qualify as a real estate investment trust.  We are, however, subject to certain state and local taxes.

Ownership Interest.  Prior to the Closing Date, HRP provided the funds used in our investment activities. Amounts invested in or advanced to us by HRP did not carry interest, and had no specific repayment terms.  HRP currently owns 46.4% of our outstanding common shares.

Note 4.  New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations”, or SFAS 141(R).  SFAS 141(R) establishes principles and requirements for how the acquirer shall recognize and measure in its financial statements the identifiable assets acquired, liabilities assumed, any noncontrolling interest in the acquiree and goodwill acquired in a business combination.  SFAS 141(R) is effective for fiscal years beginning after December 15, 2008.  HRP adopted SFAS 141(R) as of January 1, 2009 and now include certain costs related to property acquisitions in general and administrative expenses.

Effective June 30, 2009, we adopted Statement of Financial Accounting Standards No. 165, “Subsequent Events”, or SFAS 165.  SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162”, or SFAS 168.  SFAS 168 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of non-governmental entities that are presented in conformity with GAAP.  SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  We do not expect this standard will result in any change to our current accounting practices.

Effective June 30, 2009, we adopted FASB Staff Position No. 107-1 and APB Opinion No. 28-1, or FSP 107-1, that requires disclosures about the fair value of our financial instruments.  Please see Note 9, “Fair Value of Financial Instruments” for relevant disclosures.

Note 5.  Real Estate Properties

We generally lease space in our Properties on a gross lease or modified gross lease basis pursuant to noncancelable, fixed term operating leases expiring between 2009 and 2020.

These leases require us to pay all or some Property operating expenses and to provide all or most Property management services.  During the three months ended June 30, 2009, we renewed one lease for 3,988 square feet and made a commitment for approximately $7,750 of tenant improvements.  Committed but unspent tenant related obligations based on executed leases as of June 30, 2009, were approximately $879,000.

Note 6.  Transactions with Affiliates

As described in Notes 1, 2 and 3 above, we were formerly 100% owned by HRP and HRP continues to own 46.4% of our outstanding common shares.

We have no employees.  All of our officers are employees of Reit Management & Research LLC, or RMR.  RMR manages our business under the general direction of our Trustees pursuant to a business management agreement.  Pursuant to this agreement, we pay business management base fees in cash to RMR, plus an incentive fee, which is settled in our common shares, each based on a formula.  RMR is beneficially owned by Barry M. Portnoy, one of our and HRP’s Managing Trustees, and Adam D. Portnoy, our President and the other Managing Trustee of us and of HRP.  Prior to the Closing Date, HRP allocated to us amounts that it paid to RMR pursuant to its business management agreement containing similar terms to our agreement with RMR.  Our business management base fees, including amounts allocated to us by HRP, during the three months ended June 30, 2009 and 2008 were approximately $617,000 and $644,000, respectively; and $1.2 million and $1.3 million during the six months ended June 30, 2009 and 2008, respectively.   These fees are included in general and administrative expenses in our condensed consolidated statements of income.

We also have a property management agreement with RMR pursuant to which RMR manages our Properties and we pay RMR fees generally equal to 3% of the gross rents received at our Properties. Prior to the Closing Date, HRP allocated to us amounts that it paid to RMR pursuant to its property management agreement containing similar terms to the property management agreement we have with RMR.  These property management fees, including amounts allocated to us by HRP, totaled approximately $573,000 and $557,000 for the three months ending June 30, 2009 and 2008, respectively; and $1.15 million and $1.11 million during the six months ended June 30, 2009 and 2008, respectively. These property management fees are included in other operating expenses in our condensed consolidated statements of income.

Note 7.  Tenant Concentration and Segment Information

We operate in only one business segment: ownership of Properties having space that is primarily leased to government tenants.  The U.S. Government is responsible for approximately 90.2% and 90.1% of our rental income as of June 30, 2009 and 2008, respectively.

Note 8.  Indebtedness

At June 30, 2009 and December 31, 2008, outstanding indebtedness included the following (dollars in thousands):

	June 30,	December 31,
	2009	2008

Mortgage note payable, due in 2009 at 5.17%	$—	$134
Secured revolving credit facility, due in 2012	43,875	—
	$43,875	$134

In January 2009, the mortgage note payable due in 2009 was paid in full.

In April 2009, we entered a $250 million secured revolving credit facility that is secured by our 29 Properties and is available for acquisitions, working capital and general business purposes.  The facility expires April 24, 2012, and we have the option to extend the maturity date by one year if we pay an extension fee and satisfy certain other conditions.  Interest is calculated at a floating rate based upon LIBOR or another specified index, subject to a floor, plus a spread, or margin, which will vary depending upon our debt leverage.  The weighted average annual interest rate for this facility was 5.43% for the period from April 24, 2009 to June 30, 2009.  As of June 30, 2009, we had $43.9 million drawn and $206.1 million available to be drawn under this secured revolving credit facility.

Our secured revolving credit facility agreement contains a number of covenants which restrict our ability to incur debts in excess of calculated amounts, restrict our ability to make distributions under certain circumstances and generally require us to maintain certain financial ratios.  Our secured revolving credit facility provides for acceleration of payment of all amounts payable upon the occurrence and continuation of certain events of default, including upon a change of control.  We believe we were in compliance with all of these covenants under our secured revolving credit facility agreement as of June 30, 2009.

Note 9. Fair Value of Financial Instruments

Financial instruments include cash and cash equivalents, restricted cash, rents receivable, mortgage notes payable, accounts payable, credit facility, other accrued expenses and security deposits. At June 30, 2009 and December 31, 2008, the fair values of financial instruments were not materially different from their carrying values.

Note 10.  Subsequent Event

In July 2009, we entered into an agreement to acquire a property for $18.2 million that contains 320,000 square feet of space that is leased to the United States Postal Service.  The potential transaction is subject to our satisfactory completion of diligence and other customary conditions.  Because of these contingencies, we can provide no assurances that we will purchase this property.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and tables should be read in conjunction with the financial statements and notes thereto included in this quarterly report and in our Prospectus, which is accessible on the SEC’s website at www.sec.gov.

OVERVIEW

We own 29 Properties, located in 14 states and the District of Columbia, containing approximately 3.3 million rentable square feet, of which approximately 95% is leased to the U.S. Government and four state governments.

Property Operations

Leasing market conditions in most U.S. markets are weak. However, the historical experience of our manager, RMR, has been that tenants that are governmental agencies frequently renew leases to avoid the costs and disruptions that may result from relocating their operations. We believe that the expected increase in government regulation resulting from the current economic recession will increase the U.S. Government’s demand for leased office space. Similarly, we believe that budgetary pressures may cause an increased demand for leased space, as opposed to government owned space, among government tenants generally. For these and other reasons we believe that occupancy at our government leased office Properties may outperform national market averages. However, there are too many variables for us to reasonably project what the financial impact of market conditions will be on our results for future periods.

As of June 30, 2009, 99.3% of the total rentable square feet of our Properties were leased, compared to 99.5% leased as of June 30, 2008.

Lease renewals and rental rates at which available space in our Properties may be relet in the future will depend, in part, on prevailing market conditions at that time. Lease expirations at our Properties by year, as of June 30, 2009, are as follows (dollars in thousands):

Year (1)	Expirations of Occupied Square Feet(2)	Percent of Total	Cumulative % of Total	Rental Income Expiring(3)	Percent of Total	Cumulative % of Total
2009	—	0.0%	0.0%	$—	0.0%	0.0%
2010	69,246	2.1%	2.1%	1,350	1.8%	1.8%
2011	597,817	18.2%	20.3%	11,153	14.9%	16.7%
2012	728,643	22.2%	42.5%	23,776	31.7%	48.4%
2013	647,351	19.8%	62.3%	13,458	18.0%	66.4%
2014	260,659	7.9%	70.2%	5,496	7.3%	73.7%
2015	447,202	13.7%	83.9%	8,146	10.9%	84.6%
2016	196,202	6.0%	89.9%	4,308	5.7%	90.3%
2017	137,782	4.2%	94.1%	2,117	2.8%	93.1%
2018 and thereafter	194,484	5.9%	100.0%	5,193	6.9%	100.0%
Total	3,279,386	100.0%		$74,997	100.0%
Weighted average remaining lease term (in years)	4.5			4.5

(1) The year of lease expiration is pursuant to current contract terms. Some government tenants have the right to vacate their space before the stated expirations of their leases. As of the date of this report, U.S. Government tenants occupying approximately 16.2% of our rentable square feet and responsible for approximately 13.0% of our rental income as of June 30, 2009, have currently exercisable rights to terminate their leases before the stated expirations. Also in 2010, 2011, and 2012, early termination rights become exercisable by other U.S. Government tenants who currently occupy an additional approximately 7.8%, 2.9%, and 1.3% of our rentable square feet, respectively, and are responsible for an additional approximately 6.2%, 4.8%, and 1.4% of our rental income as of June 30, 2009, respectively. In addition, two of our state government tenants have currently exercisable rights to terminate their leases if these states do not annually appropriate rent amounts in their respective annual budgets. These two tenants occupy approximately 4% of our rentable square feet and are responsible for approximately 2.7% of our rental income as of June 30, 2009.  No termination rights have been exercised by our tenants during the past three years.

(2) Square feet occupied is pursuant to signed leases as of June 30, 2009, and includes (i) space being fitted out for occupancy and (ii) space, if any, which is leased but is not occupied.

(3) Rental income is the annualized rents from our tenants pursuant to signed leases as of June 30, 2009, plus estimated expense reimbursements; and excludes lease value amortization.

The U.S. Government is responsible for approximately 90.2% and 90.1% of our rental income as of June 30, 2009 and 2008, respectively.

Investment Activities

We did not acquire, dispose of, or undertake any material improvements to, any Properties during the three and six month period ended June 30, 2009.

Financing Activities

In April 2009, we entered a $250 million senior secured credit facility with Bank of America, N.A. and a syndicate of other lenders. This facility is secured by our 29 Properties.   Amounts outstanding under this facility bear interest at a floating rate based upon LIBOR, subject to a floor, or another specified index plus a spread or margin which will vary depending upon our leverage.  This facility matures on April 24, 2012, and we have the right to extend the facility for an additional year to April 24, 2013, upon payment of a fee and satisfaction of certain other conditions required under the agreement.

Our secured revolving credit facility agreement contains a number of covenants which restrict our ability to incur debts in excess of calculated amounts, restrict our ability to make distributions under certain circumstances and generally require us to maintain certain financial ratios.  Our secured revolving credit facility provides for acceleration upon the occurrence and continuation of certain events of default, including upon a change of control.  We believe we were in compliance with all of our covenants under this secured revolving credit facility agreement as of June 30, 2009.

The full amount of our $250 million secured credit facility was borrowed when this facility was entered in April 2009 and that amount was distributed to HRP; HRP is not obligated to repay these amounts.

In June 2009, we completed our IPO, including the full exercise of the underwriters’ over allotment, raising net proceeds of $215.6 million.  We used the IPO net proceeds of $215.6 million to repay amounts outstanding under our secured revolving credit facility.  We subsequently borrowed approximately $9.5 million to pay certain operating expenses, loan origination and IPO costs and for working capital purposes.  As of June 30, 2009, the aggregate principal amount outstanding under our secured revolving credit facility was $43.9 million and $206.1 million was available to us for future borrowings.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2009, Compared to Three Months Ended June 30, 2008

	Three Months Ended June 30,
	2009	2008	$ Change	% Change
	(in thousands, except per share data)

Rental income	$19,405	$18,862	$543	2.9%

Expenses:
Real estate taxes	2,113	1,982	131	6.6%
Utility expenses	1,523	1,398	125	8.9%
Other operating expenses	2,912	2,842	70	2.5%
Depreciation and amortization	3,797	3,520	277	7.9%
General and administrative	873	746	127	17.0%
Total expenses	11,218	10,488	730	7.0%

Operating income	8,187	8,374	(187)	(2.2)%

Interest income	42	12	30	250.0%
Interest expense (including amortization of deferred financing fees of $427 and $ -, respectively)	(2,360)	(46)	(2,314)	(5,030)%
Net income	$5,869	$8,340	$(2,471)	(29.6)%

Weighted average common shares outstanding	12,834	—	12,834	—

Earnings per common share:
Net income	$0.47	na	na	na

Rental income.  The increase in rental income reflects rent increases from new leases and leases renewed during 2008 at our Properties, net of one lease renewed at a rate lower than its historical rate.  The increase also includes contractual rent adjustments based upon changes in the consumer price index and increases in real estate taxes.

Real estate taxes.  The increase in real estate taxes reflects increases in both assessed values for some of our Properties and increased tax rates.

Utility expenses.  The increase in utility expenses reflects utility rate increases.

Other operating expenses.  The increase in other operating expenses primarily reflects the increase in repairs and maintenance expense in 2009 as compared to 2008.

Depreciation and amortization.  The increase in depreciation and amortization reflects improvements made to some of our Properties during 2008 and the amortization of leasing costs incurred during 2008.

General and administrative.  The increase in general and administrative expense primarily reflects the increased costs for legal, accounting, trustees fees and internal audit expenses as a result of our separation from HRP.

Interest income.  The increase in interest income is the result of our having a larger amount of investable cash during the 2009 period.

Interest expense.  The increase in interest expense reflects our borrowing of $250 million under our secured revolving credit facility from April 24, 2009 until June 8, 2009, and lesser borrowings thereafter.  Interest expense for 2009 also includes the amortization of deferred financing fees we incurred in connection with entering our secured revolving credit facility in 2009.

Net income.  Our net income for the three months ended June 30, 2009 decreased as compared to the three months ended June 30, 2008 as a result of the changes noted above.

Six Months Ended June 30, 2009, Compared to Six Month Months Ended June 30, 2008

	Six Months Ended June 30,
	2009	2008	$ Change	% Change
	(in thousands, except per share data)

Rental income	$38,648	$37,519	$1,129	3.0%

Expenses:
Real estate taxes	4,219	3,940	279	7.1%
Utility expenses	3,044	2,909	135	4.6%
Other operating expenses	5,711	5,672	39	0.6%
Depreciation and amortization	7,361	7,018	343	4.9%
General and administrative	1,613	1,492	121	8.1%
Total expenses	21,948	21,031	917	4.4%

Operating income	16,700	16,488	212	1.3%

Interest income	44	25	19	76.0%
Interest expense (including amortization of deferred financing fees of $427 and $ -, respectively)	(2,360)	(102)	(2,258)	(2,213)%
Net income	$14,384	$16,411	(2,027)	(12.4)%

Weighted average common shares outstanding	8,590	—	8,590	—

Earnings per common share:
Net income	$1.67	na	na	na

Rental income.  The increase in rental income reflects rent increases from new leases and leases renewed during 2008 at our Properties, net of a reduction in rental income from the renewal of one lease at a rate lower than the historical rate.  The increase also includes contractual rent adjustments based upon changes in the consumer price index and increases in real estate taxes.

Real estate taxes.  The increase in real estate taxes reflects increases in both assessed values for some of our Properties and increased tax rates.

Utility expenses.  The increase in utility expenses reflects utility rate increases.

Other operating expenses.  The increase in other operating expenses primarily reflects the increase in repairs and maintenance expense in 2009 as compared to 2008.

Depreciation and amortization.  The increase in depreciation and amortization reflects improvements made to some of our Properties during 2008.

General and administrative.  The increase in general and administrative expense primarily reflects the increased costs for legal, accounting and internal audit expenses as a result of our separation from HRP.

Interest income.  The increase in interest income is the result of our having a larger amount of investable cash during the 2009 period than in the 2008 period.

Interest expense.  The increase in interest expense reflects our borrowing $250 million under our secured revolving credit facility from April 24, 2009 until June 8, 2009, and lesser borrowings thereafter.  Interest expense for 2009 also includes the amortization of deferred financing fees we incurred in connection with entering our secured revolving credit facility in 2009.

Net income.  Our net income for the six months ended June 30, 2009 decreased as compared to the six months ended June 30, 2008 as a result of the changes noted above.

LIQUIDITY AND CAPITAL RESOURCES

Our Operating Liquidity and Resources.

Rental income from our Properties is our principal source of funds to meet operating expenses and pay planned distributions on our common shares. This flow of funds has historically been sufficient to pay operating expenses, debt service relating to our Properties and distributions to HRP. Now that we are a separate public company, our operating expenses are higher than our operating expenses were when our Properties were owned by HRP. These additional costs are estimated to be approximately $450,000 per year for legal and audit fees and $300,000 per year in other costs. Despite this increase in our expenses, we believe that our operating cash flow will be sufficient to meet our operating expenses, debt service and planned distributions on our common shares.

Our future cash flows from operating activities will depend primarily upon our ability to:

•                  maintain or increase the occupancy of and the current rent rates at our Properties;

•                  control operating cost increases at our Properties; and

•                  purchase additional Properties which produce positive cash flows from operations.

We believe that leasing market conditions in many U.S. markets will continue to be weak for the next two to three years. However, the historical experience of RMR has been that government tenants frequently renew leases to avoid the costs and disruptions that may result from relocating their operations. We believe that the expected increase in government regulation resulting from the current economic recession will increase the U.S. Government’s demand for leased office space. Similarly, we believe that budgetary pressures may cause an increased demand for leased space, as opposed to government owned space, among government tenants generally. For these and other reasons we believe that occupancy at our portfolio of government leased Properties may outperform national market averages. However, there are too many variables for us to reasonably project what the impact of market conditions will be on our results for future periods.

We generally do not intend to purchase “turn around” properties or properties which do not generate positive cash flows. Our future purchases of properties which generate positive cash flow cannot be accurately projected, because such purchases depend upon available opportunities which come to our attention.

We intend to pay regular quarterly distributions to holders of our common shares.  Our expected initial quarterly distribution is $0.40 per common share. On an annualized basis, we expect to distribute $1.60 per common share.  We intend to maintain this distribution rate until at least the second quarter of 2010.  However, the timing and amount of our distributions will be at the discretion of our board of trustees and will depend on various factors that our board of trustees deems relevant, including our results of operations, our financial condition, our capital requirements, our funds from operations, our cash available for distribution, restrictive covenants in our financial or other contractual arrangements, economic conditions and restrictions under Maryland law. The quarterly distribution that we expect to pay for the period beginning on the Closing Date through June 30, 2009 will be prorated for the number of days in such period, and we intend to declare a third quarter distribution that will include this pro rata second quarter distribution amount.

Cash flows provided by (used for) our Properties for operating, investing and financing activities were $20.4 million, ($1.2) million and ($18.9) million, respectively, for the six month period ended June 30, 2009, and $24.4 million, ($1.1) million and ($23) million, respectively, for the six month period ended June 30, 2008. Changes in all three categories between 2009 and 2008 are primarily related to Property operations, net borrowings, distributions to HRP prior to the Closing Date, our IPO and our use of net proceeds from our IPO.

Our Investment and Financing Liquidity and Resources.

In order to fund acquisitions and to accommodate cash needs that may result from timing differences between our receipt of rents and our desire or need to make distributions or pay operating or capital expenses, we have obtained a $250 million secured revolving credit facility from a syndicate of financial institutions.  At June 30, 2009, there was $43.9 million outstanding and $206.1 million available for borrowings by us under our secured revolving credit facility, and we had cash and cash equivalents of $451,000.  We expect to use cash balances, borrowings under our secured revolving credit facility and net proceeds from offerings of equity or debt securities to fund our future operations, distributions to our shareholders and any future property acquisitions.

When significant amounts are outstanding under our secured revolving credit facility or the maturity date of our secured revolving credit facility approaches, we intend to explore alternatives for repaying or refinancing such amounts. Such alternatives may include incurring term debt, issuing new equity securities and extending the maturity date of our secured revolving credit facility. Although there has been a significant recent reduction in the amount of capital available for real estate business on a global basis and we can provide no assurance that we will be successful in consummating any particular type of financing, we believe that we will have access to financing, such as debt and equity offerings, to fund any future acquisitions, capital expenditures and to pay our obligations.

The completion and the costs of our future financings will depend primarily upon market conditions. In particular, the feasibility and cost of any future debt financings will depend primarily on credit markets and our then current creditworthiness. We have no control over market conditions. Potential lenders in future debt transactions will evaluate our ability to fund required debt service and repay balances when they become due by reviewing our business practices and plans and our ability to maintain our earnings, to ladder our debt maturities and to balance our use of debt and equity capital so that our financial performance and leverage ratios afford us flexibility to withstand any reasonably anticipated adverse changes. We intend to conduct our business activities in a manner which will afford us reasonable access to capital for investment and financing activities.

During the three and six months ended June 30, 2009 and 2008, cash expenditures made and capitalized at our Properties for tenant improvements, leasing costs,

building improvements and development and redevelopment activities were as follows (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Tenant improvements	$233	$173	$788	$343
Leasing costs	$—	$163	$—	$294
Building improvements (1)	$133	$24	$156	$30
Development, redevelopment and other activities (2)	$—	$16	$—	$623

(1) Building improvements generally include construction costs, expenditures to replace obsolete building components and expenditures that extend the useful life of existing assets.

(2) Development, redevelopment and other activities generally include non-recurring expenditures that we believe increase the value of our existing properties.

We have committed to fund expenditures in connection with leasing space during the three months ended June 30, 2009 as follows:

	New	Renewals	Total
Square feet leased during the period	—	3,988	3,988
Total commitments for tenant improvements and leasing costs	—	$7,750	$7,750
Leasing costs per square foot	—	$1.94	$1.94
Average lease term (years)	—	3.7	3.7
Leasing costs per square foot per year	—	$0.53	$0.53

A $134,000 mortgage secured by one of our Properties was repaid by HRP in January 2009.

We have no commercial paper, swaps, hedges, joint ventures or off balance sheet arrangements as of June 30, 2009.

Debt Covenants

Our principal debt obligation at June 30, 2009, is our secured revolving credit facility.  Our secured revolving credit facility agreement contains a number of covenants which restrict our ability to incur debts in excess of calculated amounts, restrict our ability to make distributions under certain circumstances and generally require us to maintain certain financial ratios.  Our secured revolving credit facility provides for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default or upon a change of control.   We believe we were in compliance with all of our covenants under our secured revolving credit facility agreement at June 30, 2009.

Related Person Transactions

Until the Closing Date, we were 100% owned by HRP and HRP allocated general and administrative expense, presented under the “Results of Operations” above, to our Properties based on the historical cost of our Properties as a percentage of HRP’s historical cost of its real estate investments.  RMR is beneficially owned by Barry

M. Portnoy, one of our and HRP’s Managing Trustees, and Adam D. Portnoy, our President and the other Managing Trustee of us and of HRP.  We do not have any employees nor do we have administrative office separate from RMR.  Employees of RMR provide services for us that might otherwise be provided by our employees.  Similarly, RMR provides office space to us and each of our executive officers is an executive officer of RMR.

For more information about our related party transactions, including our management contracts with RMR and the risks which may arise from these related party transactions, please see Footnote 6 “Transactions with Affiliates” to our Condensed Consolidated Financial Statements in this report and our Prospectus, particularly “Risk Factors” and “Certain Relationships and Related Person Transactions”, which is accessible on the SEC’s website at www.sec.gov.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to risks associated with market changes in interest rates. We manage our exposure to this market risk by monitoring available financing alternatives. Other than as described below, we do not foresee any significant changes in our exposure to fluctuations in interest rates or in how we manage this exposure in the near future.

On April 24, 2009, we entered a $250 million secured credit facility that matures on April 24, 2012. Repayments under this facility may be made at any time without penalty. We borrow under this facility in U.S. dollars and borrowings bear interest at a floating rate based upon LIBOR, subject to a floor, or another specified index plus a spread or margin, which will vary depending upon our debt leverage. Accordingly, we are exposed to changes in U.S. dollar based short term rates, specifically LIBOR, if the increase exceeds the LIBOR floor amount. A change in interest rates would not affect the value of our outstanding floating rate debt, but would affect our operating results.

On June 30, 2009, the one month LIBOR rate was 0.3162% per annum compared to our LIBOR floor amount of 2.00% per annum.  As a result, the one month LIBOR rate would have to increase 1.6838%, or 533%, before a change in LIBOR would affect our operating results.

Assuming the LIBOR increases above our LIBOR floor amount, our exposure to fluctuations in interest rates will increase or decrease in the future with increases or decreases in the outstanding amount of our secured revolving credit facility and any other floating rate debt that we may incur.

Item 4T.  Controls and Procedures

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Managing Trustees, President and Treasurer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures pursuant to the Securities Exchange Act of 1934, as amended, or the Exchange Act, Rules 13a-15 and 15d-15. Based upon that evaluation, our Managing Trustees, President and Treasurer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

WARNING CONCERNING FORWARD LOOKING STATEMENTS

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS STATEMENTS WHICH CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER FEDERAL SECURITIES LAWS.  WHENEVER WE USE WORDS SUCH AS “BELIEVE”, “EXPECT”, “ANTICIPATE”, “INTEND”, “PLAN”, “ESTIMATE” OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS.  THESE FORWARD LOOKING STATEMENTS ARE BASED UPON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, BUT FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR.  FORWARD LOOKING STATEMENTS IN THIS REPORT RELATE TO VARIOUS ASPECTS OF OUR BUSINESS, INCLUDING:

•                  OUR ABILITY TO PAY DISTRIBUTIONS TO SHAREHOLDERS AND THE EXPECTED AMOUNTS THEREOF,

•                  OUR FUTURE ACQUISITIONS AND SALES OF PROPERTIES,

•                  THE CREDIT QUALITY OF OUR TENANTS,

•                  THE LIKELIHOOD THAT OUR TENANTS WILL PAY RENT, RENEW LEASES, SIGN NEW LEASES OR BE AFFECTED BY CYCLICAL ECONOMIC CONDITIONS,

•                  OUR ABILITY TO PAY INTEREST ON AND PRINCIPAL OF OUR DEBT,

•                  OUR POLICIES AND PLANS REGARDING INVESTMENTS AND FINANCINGS,

•                  THE FUTURE AVAILABILITY OF BORROWINGS UNDER OUR SECURED REVOLVING CREDIT FACILITY,

•                  OUR ABILITY TO RAISE EQUITY OR DEBT CAPITAL, AND

•                  OTHER MATTERS.

OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY OUR FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS.  FACTORS THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FORWARD LOOKING STATEMENTS AND UPON OUR BUSINESS, RESULTS OF OPERATIONS, FINANCIAL CONDITION, FUNDS FROM OPERATIONS, CASH AVAILABLE FOR DISTRIBUTION, CASH FLOWS, LIQUIDITY AND PROSPECTS INCLUDE, BUT ARE NOT LIMITED TO:

•                  CHANGES IN THE ECONOMY AND THE CAPITAL MARKETS,

•                  COMPETITION WITHIN THE REAL ESTATE INDUSTRY,

•                  ACTUAL AND POTENTIAL CONFLICTS OF INTEREST WITH OUR MANAGING TRUSTEES AND RMR AND ITS RELATED ENTITIES AND CLIENTS, AND

•                  CHANGES IN FEDERAL, STATE AND LOCAL LEGISLATION, GOVERNMENTAL REGULATIONS, ACCOUNTING TREATMENT, TAX LAWS AND SIMILAR MATTERS.

FOR EXAMPLE:

•                  IF THE AVAILABILITY OF DEBT CAPITAL REMAINS RESTRICTED OR BECOMES MORE RESTRICTED, WE MAY BE UNABLE TO REFINANCE OR REPAY OUR DEBT OBLIGATIONS WHEN THEY BECOME DUE OR ON TERMS WHICH ARE AS FAVORABLE AS WE NOW HAVE,

•                  WE MAY BE UNABLE TO IDENTIFY PROPERTIES WHICH WE WANT TO BUY OR TO NEGOTIATE ACCEPTABLE PURCHASE PRICES,

•                  OUR ABILITY TO MAKE FUTURE DISTRIBUTIONS DEPENDS UPON OUR FUTURE EARNINGS, AND

•                  OTHER RISKS MAY ADVERSELY IMPACT US, AS DESCRIBED MORE FULLY IN THE PROSPECTUS DATED JUNE 2, 2009, UNDER “RISK FACTORS”, WHICH IS ACCESSIBLE ON THE SEC’S WEBSITE AT WWW.SEC.GOV.

THESE RESULTS COULD OCCUR DUE TO MANY DIFFERENT CIRCUMSTANCES, SOME OF WHICH, SUCH AS GOVERNMENT TENANTS’ NEEDS FOR LEASED SPACE, OR CHANGES IN THE CAPITAL MARKETS OR THE ECONOMY GENERALLY, ARE BEYOND OUR CONTROL.  STATEMENTS CONTAINED ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-Q IDENTIFY OTHER IMPORTANT FACTORS THAT COULD CAUSE DIFFERENCES FROM OUR FORWARD LOOKING STATEMENTS.

YOU SHOULD NOT PLACE UNDUE RELIANCE UPON OUR FORWARD LOOKING STATEMENTS.

EXCEPT AS REQUIRED BY LAW, WE UNDERTAKE NO OBLIGATION TO UPDATE OR CHANGE ANY FORWARD LOOKING STATEMENTS AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

STATEMENT CONCERNING LIMITED LIABILITY

THE AMENDED AND RESTATED DECLARATION OF TRUST ESTABLISHING GOVERNMENT PROPERTIES INCOME TRUST, DATED JUNE 8, 2009, AS FILED WITH THE STATE DEPARTMENT OF ASSESSMENTS AND TAXATION OF MARYLAND, PROVIDES THAT NO TRUSTEE, OFFICER, SHAREHOLDER, EMPLOYEE OR AGENT OF GOVERNMENT PROPERTIES INCOME TRUST SHALL BE HELD TO ANY PERSONAL LIABILITY, JOINTLY OR SEVERALLY, FOR ANY OBLIGATION OF, OR CLAIM AGAINST, GOVERNMENT PROPERTIES INCOME TRUST.  ALL PERSONS DEALING WITH GOVERNMENT PROPERTIES INCOME TRUST IN ANY WAY SHALL LOOK ONLY TO THE ASSETS OF GOVERNMENT PROPERTIES INCOME TRUST FOR THE PAYMENT OF ANY SUM OR THE PERFORMANCE OF ANY OBLIGATION.

Part II.   Other Information

Item 1A. Risk Factors.

For a discussion of the potential risks and uncertainties, which impact us, see the information under the heading “Risk Factors” in our Prospectus, which is accessible on the SEC’s website at www.sec.gov.  There have been no material changes to the risk factors disclosed in the Prospectus.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There have not been any unregistered sales of equity securities during the quarter ended June 30, 2009.

The effective date of our registration statement filed on Form S-11 under the Securities Act (File No. 333-157455) relating to our IPO was June 2, 2009.  A total of 11,500,000 of our common shares, including the underwriters’ full over allotment, were sold in our IPO.  Merrill Lynch, Pierce, Fenner & Smith Incorporated, Wachovia Capital Markets, LLC and Morgan Stanley & Co. Incorporated acted as joint bookrunning managers of our IPO.

The IPO and the full underwriters’ over allotment was completed in June 2009.  The aggregate offering price for our common shares sold was $230 million.  The underwriting discounts were $14.4 million and the net proceeds totaled $215.6 million. We used the net proceeds of our IPO to repay $215.6 million of the $250 million outstanding under our secured revolving credit facility.

Item 6.    Exhibits

1.1

Purchase Agreement, dated June 2, 2009, among Government Properties Income Trust, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated and each of the other Underwriters thereto. (filed herewith)

3.1	Amendment and Restatement of Declaration of Trust of Government Properties Income Trust, dated June 8, 2009. (filed herewith)

3.2	Amended and Restated Bylaws of Government Properties Income Trust, as amended and restated on June 8, 2009. (filed herewith)

10.1	Transaction Agreement, dated June 8, 2009, between Government Properties Income Trust and HRPT Properties Trust. (filed herewith)

10.2	Business Management Agreement, dated June 8, 2009, between Government Properties Income Trust and Reit Management & Research LLC. (filed herewith)

10.3	Property Management Agreement, dated June 8, 2009, between Government Properties Income Trust and Reit Management & Research LLC. (filed herewith)

10.4	Representative Indemnification Agreement. (filed herewith)

10.5	Pledge Agreement, dated April 24, 2009, between Government Properties Income Trust and Bank of America, National Association. (filed herewith)

31.1	Rule 13a-14(a) Certification. (filed herewith)

31.2	Rule 13a-14(a) Certification. (filed herewith)

31.3	Rule 13a-14(a) Certification. (filed herewith)

32.1	Section 1350 Certification. (furnished herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOVERNMENT PROPERTIES INCOME TRUST

By:	/s/ Adam D. Portnoy
Adam D. Portnoy
Managing Trustee and President
Dated: August 10, 2009

By:	/s/ David M. Blackman
David M. Blackman
Treasurer and Chief Financial Officer
(principal financial and accounting officer)
Dated: August 10, 2009