Form 10-Q
period 2009-09-30
Government Properties Income Trust
filed 2009-11-04
CIK 1456772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Number of registrant’s common shares of beneficial interest, $0.01 par value per share, outstanding as of November 4, 2009: 21,481,350

GOVERNMENT PROPERTIES INCOME TRUST

FORM 10-Q

SEPTEMBER 30, 2009

References in this Form 10-Q to “we”, “us” and “our” refers to Government Properties Income Trust and its consolidated subsidiaries, unless otherwise noted.

PART I          Financial Information

Item 1.  Financial Statements

GOVERNMENT PROPERTIES INCOME TRUST

CONDENSED CONSOLIDATED BALANCE SHEET

(amounts in thousands, except share data)

(unaudited)

	September 30,	December 31,
	2009	2008
ASSETS
Real estate properties:
Land	$68,719	$65,719
Buildings and improvements	439,612	424,756
	508,331	490,475
Accumulated depreciation	(109,484)	(100,034)
	398,847	390,441
Acquired real estate leases, net	9,964	10,071
Cash and cash equivalents	2,294	97
Restricted cash	—	1,334
Deferred leasing costs, net	1,431	1,757
Deferred financing costs, net	5,766	—
Rents receivable	10,647	14,593
Due from affiliates	5,109	—
Other assets, net	4,809	1,481
Total assets	$438,867	$419,774

LIABILITIES AND SHAREHOLDERS’ EQUITY
Mortgage notes payable	$—	$134
Secured revolving credit facility	65,375	—
Accounts payable and accrued expenses	3,150	3,036
Due to affiliates	1,820	—
Acquired real estate lease obligations, net	2,550	3,151
	72,895	6,321
Shareholders’ equity:
Common shares of beneficial interest, $.01 par value: 21,481,350 shares issued and outstanding	215	—
Additional paid in capital	357,628	—
Cumulative net income	8,129	—
Ownership interest	—	413,453
Total shareholders’ equity	365,972	413,453

Total liabilities and shareholders’ equity	$438,867	$419,774

See accompanying notes.

GOVERNMENT PROPERTIES INCOME TRUST

CONDENSED CONSOLIDATED STATEMENT OF INCOME

(amounts in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months ended September 30,
	2009	2008	2009	2008
Rental income	$19,656	$18,438	$58,304	$55,957

Expenses
Real estate taxes	2,031	2,011	6,250	5,951
Utility expenses	1,799	1,787	4,843	4,696
Other operating expenses	2,889	3,096	8,600	8,768
Depreciation and amortization	3,828	3,552	11,189	10,570
Acquisition costs	207	—	207	—
General and administrative	1,246	746	2,859	2,238
Total expenses	12,000	11,192	33,948	32,223

Operating income	7,656	7,246	24,356	23,734

Interest income	1	6	45	31
Interest expense (including amortization of deferred financing fees of $562, $ -, $989 and $ -, respectively)	(1,472)	(25)	(3,832)	(127)
Net income	$6,185	$7,227	$20,569	$23,638

Weighted average common shares outstanding	21,455	—	12,852	—

Earnings per common share:
Net income	$0.29	$—	$1.60	$—

See accompanying notes.

GOVERNMENT PROPERTIES INCOME TRUST

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Nine Months Ended September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$20,569	$23,638
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	11,936	10,301
Share based compensation expense	249	—
Change in assets and liabilities:
(Increase) decrease in restricted cash	1,334	(741)
(Increase) decrease in deferred leasing costs	(1)	(316)
(Increase) decrease in rents receivable	(4,101)	300
(Increase) decrease in due from affiliates	(5,109)	—
(Increase) decrease in other assets	172	1,272
Increase (decrease) in accounts payable and accrued expenses	402	359
Increase (decrease) in due to affiliates	1,820	—

Cash provided by operating activities	27,271	34,813

CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate acquisitions and improvements	(23,308)	(1,669)
Cash used for investing activities	(23,308)	(1,669)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of mortgage loans	(134)	(2,055)
Borrowings on secured revolving credit facility	293,500	—
Costs of establishing secured revolving credit facility	(6,755)	—
Payments on secured revolving credit facility	(228,125)	—
Proceeds from issuance of common stock, net	205,511	—
Equity distributions	(265,763)	(30,881)
Cash used for financing activities	(1,766)	(32,936)

Increase (Decrease) in cash and cash equivalents	2,197	208
Cash and cash equivalents at beginning of period	97	66
Cash and cash equivalents at end of period	$2,294	$274

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$2,728	$123

Non-cash operating activities:
Equity distributions	$8,047	$—

Non-cash financing activities:
Issuance of common shares pursuant to our Share Award Plan	$(250)	$—

See accompanying notes.

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (unaudited)

Note 1.  Basis of Presentation

The accompanying condensed consolidated financial statements of Government Properties Income Trust and its subsidiaries, GOV, the Company, we or us, have been prepared without audit.  Certain information and footnote disclosures required by accounting principles generally accepted in the United States, or GAAP, for complete financial statements have been condensed or omitted.  We believe the disclosures made are adequate to make the information presented not misleading.  However, the accompanying condensed consolidated financial statements should be read in conjunction with the Combined Financial Statements of Certain Government Properties (wholly owned by HRPT Properties Trust) as of December 31, 2008 and 2007 and for the three years in the period ending December 31, 2008 and notes thereto contained in our Prospectus, dated June 2, 2009, or the Prospectus,  filed with Securities and Exchange Commission, or the SEC, in accordance with Rule 424(b) of the Securities Act of 1933, as amended, or the Securities Act, which is accessible on the SEC’s website at www.sec.gov.  In the opinion of our management, all adjustments, which include only normal recurring adjustments considered necessary for a fair presentation, have been included.  All intercompany transactions and balances between the Company and its subsidiaries have been eliminated.  Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.  Because of the significant changes resulting from our initial public offering, or IPO, in June 2009, the financial results reported are not indicative of our expected future results.  In preparing these condensed consolidated financial statements, we evaluated events that occurred through November 4, 2009, the date of issuance of these condensed consolidated financial statements, for potential recognition or disclosure.

We own 30 properties located in 15 states and the District of Columbia containing approximately 3.6 million square feet.  U.S. and state government agencies are our primary tenants.  These condensed consolidated financial statements are presented as if we were a legal entity separate from HRPT Properties Trust, or HRP; although we did not exist until February 17, 2009 and thereafter we were a wholly owned consolidated subsidiary of HRP until June 8, 2009.

Note 2.  Organization

HRP organized us as a 100% owned subsidiary on February 17, 2009 as a Maryland real estate investment trust, or REIT.  At the time of our organization, we issued 9.95 million common shares of beneficial interest, par value $.01 per share, or our common shares, to HRP.

For a substantial part of the periods presented, we and our initial properties were wholly owned by HRP.  On April 24, 2009, we acquired 100% ownership of our properties by means of a contribution from HRP to our subsidiary.  On June 2, 2009, we priced our IPO of 10 million common shares.  The sale of these shares closed on June 8, 2009, or the Closing Date, and we became a separate publicly owned company.  On June 30, 2009, our underwriters exercised their over allotment option and we sold an additional 1.5 million common shares.

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

Real Estate Properties.  As required by GAAP, we have generally adopted the accounting treatment and policies for our properties and business which were previously employed by HRP.  We record our properties at cost to HRP and provide depreciation on real estate investments on a straight line basis over estimated useful lives ranging up to 40 years.  We and HRP estimated the purchase price allocations and the useful lives of our properties.  In some circumstances, we and HRP engaged independent real estate appraisal firms to provide market information and evaluations that are relevant to our purchase price allocations and determinations of useful lives; however, we are ultimately responsible for the purchase price allocations and determinations of useful lives.

We and HRP allocated the purchase prices of our properties to land, building and improvements based on determinations of the relative fair values of these assets assuming the properties are vacant. We and HRP determined the fair value of each property using methods similar to those used by independent appraisers. We and HRP allocated a portion of the purchase price of our properties to above market and below market leases based on the present value (using an interest rate which reflects the risks associated with in place leases at the time each property was acquired by us or HRP) of the difference between (i) the contractual amounts to be paid pursuant to the in place leases and (ii) our estimates of fair market lease rates for the corresponding leases, measured over a period equal to the remaining terms of the respective leases.  We and HRP allocated a portion of the purchase price to in place leases and tenant relationships in an amount equal to the excess of (i) the purchase price paid for each property, after adjusting existing in place leases to market rental rates, over (ii) the estimated fair value of the property, as if vacant.  We and HRP allocated this aggregate value between in place lease values and tenant relationships based on our evaluation of the specific characteristics of each tenant’s lease.  However, we have not separated the value of tenant relationships from the value of in place leases because such value and related amortization expense is immaterial in the accompanying financial statements.  In making these allocations, we considered factors such as estimated carrying costs during the expected lease up periods, including real estate taxes, insurance and other operating income and expenses and costs, such as leasing commissions, legal and other related expenses, to execute similar leases in current market conditions at the time a property was acquired by us or HRP.  If the value of tenant relationships becomes material in the future, we may separately allocate those amounts and amortize the allocated amount over the estimated life of the relationships.

We amortize capitalized above market lease values (presented as acquired real estate leases in our condensed consolidated balance sheet) and below market lease values (presented as acquired real estate lease obligations in our condensed consolidated balance sheet) as a reduction or increase, respectively, to rental income over the remaining terms of the associated leases.  Such amortization resulted in increases to rental income of approximately $70,000 and $85,000 during both the three months ended September 30, 2009 and 2008, respectively, and $240,000 and $267,000 during the nine months ended September 30, 2009 and 2008, respectively.  We amortize the value of in place leases, exclusive of the value of above market and below market in place leases, over the remaining periods of the associated leases.  Such amortization amounted to approximately $306,000 and $294,000 during both the three months ended September 30, 2009 and 2008, respectively, and $894,000 and $863,000 during the nine months ended September 30, 2009 and 2008, respectively.  When a lease is terminated prior to its stated expiration, we will write off the unamortized amounts relating to that lease.

Due From Affiliates.  Due from affiliates represents rent collected by HRP on our behalf, which was subsequently transferred to us.

Due To Affiliates.  Due to affiliates represent amounts due to Reit Management and Research, LLC, or RMR, our manager, for expenses incurred pursuant to our business management and property management agreements with RMR.

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

Ownership Interest.  Prior to the Closing Date, HRP provided the funds used in our investment activities. Amounts invested in or advanced to us by HRP did not carry interest, and had no specific repayment terms.  HRP currently owns 46.3% of our outstanding common shares.

Note 4.  New Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board, or FASB, issued The FASB Accounting Standards CodificationTM, or the Codification.  The Codification is the single source of authoritative nongovernmental U.S. generally accepted accounting principles and is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The adoption of this standard did not cause any change to our current accounting practices.

Effective June 30, 2009, we adopted the Subsequent Events Topic of the Codification.  This Topic establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and whether that date represents the date the financial statements were issued or were available to be issued.

The Business Combinations Topic of the Codification establishes principles and requirements for how an acquirer shall recognize and measure in its financial statements the identifiable assets acquired, liabilities assumed, any noncontrolling interest in the acquiree and goodwill acquired in a business combination principally by expanding the definition of what constitutes a business combination, making it more likely that our acquisitions will be accounted for as business combinations, and by requiring the immediate expensing of acquisition costs incurred in connection with such transactions.  This Topic is effective for fiscal years beginning after December 15, 2008 and the adoption affects our consolidated financial statements, principally by requiring us to expense acquisition costs.

Effective June 30, 2009, we adopted the Interim Disclosures about Fair Value of Financial Instruments subtopic of the Financial Instruments Topic of the Codification.  Please see Note 9, “Fair Value of Financial Instruments” for relevant disclosures.

In April 2009, the FASB issued the following Topics: Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly; Recognition and Presentation of Other-Than-Temporary Impairments; and, Interim Disclosures about Fair Value of Financial Instruments.  The first Topic provides additional guidance for estimating fair value when the volume and level of activity for the assets or liabilities have significantly decreased.  This topic also includes guidance on identifying circumstances that indicate a transaction is not orderly.  The Other-Than-Temporary Impairments Topic amends existing other than temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other than temporary impairments of debt and equity securities.  The Interim Disclosures about Fair Value of Financial Instruments Topic requires disclosure about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  Each of these Topics is effective for interim and annual reporting periods ending after June 15, 2009.  The adoption of these Topics did not cause any significant changes to our disclosures in our consolidated financial statements.

Note 5.  Real Estate Properties

We generally lease space in our properties on a gross lease or modified gross lease basis pursuant to noncancelable, fixed term operating leases expiring between 2010 and 2020.  These leases require us to pay all or some property operating expenses and to provide all or most property management services.  During the three months ended September 30, 2009, we executed one lease for 10,080 square feet and made a commitment for approximately $1,512 of leasing related costs.  Committed but unspent tenant related obligations based on executed leases as of September 30, 2009, were approximately $727,000.

During August of 2009, we purchased one industrial property for $18.2 million, plus closing costs.  We funded this transaction with cash on hand and by borrowing under our secured revolving credit facility.  We allocated approximately $626,000 of our acquisition expenses to acquired real estate leases and approximately $522,000 to acquired real estate lease obligations.

In September 2009, we entered into an agreement to acquire a property for $36.5 million that contains 136,000 square feet of space that is leased to the U.S. Government.  Pursuant to such agreement, as of September 30, 2009, we made a refundable deposit in the amount of $3.5 million, which has been included in other assets on our balance sheet.  On October 29, 2009, the agreement with the seller was terminated and the deposit was refunded.

Note 6.  Related Person Transactions

As described in Notes 1, 2 and 3 above, we were formerly 100% owned by HRP and HRP continues to own 46.3% of our outstanding common shares.

We have no employees.  All of our officers are employees of RMR.  RMR manages our business under the general direction of our Trustees pursuant to a business management agreement.  Pursuant to this agreement, we pay business management base fees in cash to RMR, plus an incentive fee, which is settled in our common shares, each based on a formula.  RMR is beneficially owned by Barry M. Portnoy, one of our and HRP’s Managing Trustees, and Adam D. Portnoy, our President and the other Managing Trustee of us and of HRP.  Prior to the Closing Date, HRP allocated to us amounts that it paid to RMR pursuant to its business management agreement containing similar terms to our agreement with RMR.  Our business management base fees, including amounts allocated to us by HRP, during the three months ended September 30, 2009 and 2008 were approximately $654,000 and $626,000, respectively; and $1.9 million during the nine months ended September 30, 2009 and 2008.   These fees are included in general and administrative expenses in our condensed consolidated statements of income.

We also have a property management agreement with RMR pursuant to which RMR manages our properties and we pay RMR fees generally equal to 3% of the gross rents received at our properties. Prior to the Closing Date, HRP allocated to us amounts that it paid to RMR pursuant to its property management agreement containing similar terms to the property management agreement we have with RMR.  These property management fees, including amounts allocated to us by HRP, totaled approximately $574,000 and $539,000 for the three months ending September 30, 2009 and 2008, respectively; and $1.72 million and $1.65 million during the nine months ended September 30, 2009 and 2008, respectively. These property management fees are included in other operating expenses in our condensed consolidated statements of income.

Note 7.  Tenant Concentration and Segment Information

We operate in only one business segment: ownership of properties having space that is primarily leased to government tenants.  The U.S. Government is responsible for approximately 90.4% and 90.1% of our rental income as of September 30, 2009 and 2008, respectively.

Note 8.  Indebtedness

At September 30, 2009 and December 31, 2008, outstanding indebtedness included the following (dollars in thousands):

	September 30,	December 31,
	2009	2008

Mortgage note payable, due in 2009 at 5.17%	$—	$134
Secured revolving credit facility, due in 2012	65,375	—
	$65,375	$134

In January 2009, the mortgage note payable due in 2009 was paid in full.

In April 2009, we entered a $250 million secured revolving credit facility that is secured by 29 of our properties and is available for acquisitions, working capital and general business purposes.  The facility expires April 24, 2012, and we have the option to extend the maturity date by one year if we pay an extension fee and satisfy certain other conditions.  Interest is calculated at a floating rate based upon LIBOR or another specified index, subject to a floor, plus a spread, or margin, which will vary depending upon our debt leverage.  The weighted average annual interest rate for this facility was 5.39% for the period from April 24, 2009 to September 30, 2009.  As of September 30, 2009, we had $65.4 million drawn and $184.6 million available to be drawn under this secured revolving credit facility.

Our secured revolving credit facility agreement contains a number of covenants which restrict our ability to incur debts in excess of calculated amounts, restrict our ability to make distributions under certain circumstances and generally require us to maintain certain financial ratios.  Our secured revolving credit facility provides for acceleration of payment of all amounts payable upon the occurrence and continuation of certain events of default, including upon a change of control.  We believe we were in compliance with all of these covenants under our secured revolving credit facility agreement as of September 30, 2009.

Note 9. Fair Value of Financial Instruments

Financial instruments include cash and cash equivalents, restricted cash, rents receivable, mortgage notes payable, accounts payable, secured revolving credit facility, other accrued expenses and security deposits. At September 30, 2009 and December 31, 2008, the fair values of financial instruments were not materially different from their carrying values.

Note 10. Shareholders’ Equity

We have common shares available for issuance under the terms of our 2009 Incentive Share Award Plan, or the Award Plan.  During the quarter ended September 30, 2009, 31,500 common shares with an aggregate market value of $694,000 were awarded to our officers and certain employees of RMR pursuant to this plan. All of our trustees were each awarded 1,250 common shares in 2009 with an aggregate market value of $138,000 as part of their annual fees.  The shares awarded to our trustees vested immediately. The shares awarded to our officers and certain employees of RMR vest in five annual installments beginning on the date of grant. We include the value of awarded common shares in general and administrative expenses at the time the awards vest.  At September 30, 2009 1,968,650 of our common shares remain available for issuance under the Award Plan.

Note 11. Subsequent Events

In October 2009, we declared a common share distribution of $0.50 per common share, or approximately $10,741,000.  This distribution includes a regular quarterly distribution of $0.40 per common share ($1.60 per share per year) with respect to the quarter ended September 30, 2009, plus an additional $0.10 reflecting our first 22 days as a public company during the prior quarter.  This dividend will be paid on or about November 25, 2009 to shareholders of record on October 23, 2009.

In September 2009, we entered into an agreement to acquire a property for $36.5 million that contains 136,000 square feet of space that is leased to the U.S. Government.  On October 29, 2009, the agreement with the seller was terminated.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and tables should be read in conjunction with the financial statements and notes thereto included in this quarterly report and in our Prospectus, which is accessible on the SEC’s website at www.sec.gov.

OVERVIEW

We own 30 properties, located in 15 states and the District of Columbia, containing approximately 3.6 million rentable square feet, of which approximately 97.1% is leased to the U.S. Government and four state governments.  As of September 30, 2009 and 2008, 99.6% of the total rentable square feet of our properties was leased.

Property Operations

Leasing market conditions in most U.S. markets are weak. However, the historical experience of our manager, RMR, has been that tenants that are governmental agencies frequently renew leases to avoid the costs and disruptions that may result from relocating their operations. We believe that the expected increase in government regulation resulting from the current economic recession will increase the U.S. Government’s demand for leased office space. Similarly, we believe that budgetary pressures may cause an increased demand for leased space, as opposed to government owned space, among government tenants generally. For these and other reasons we believe that occupancy at our government leased properties may outperform national market averages. However, there are too many variables for us to reasonably project what the financial impact of market conditions will be on our results for future periods.

Lease renewals and rental rates at which available space in our properties may be relet in the future will depend, in part, on prevailing market conditions at that time. Lease expirations at our properties by year, as of September 30, 2009, are as follows (square feet and dollars in thousands):

Year (1)	Expirations of Occupied Square Feet(2)	Percent of Total	Cumulative % of Total	Rental Income Expiring(3)	Percent of Total	Cumulative % of Total
2009	—	0.0%	0.0%	$—	0.0%	0.0%
2010	69	1.9%	1.9%	1,395	1.8%	1.8%
2011	598	16.6%	18.5%	11,160	14.5%	16.3%
2012	729	20.2%	38.7%	23,513	30.5%	46.8%
2013	969	26.8%	65.5%	15,760	20.4%	67.2%
2014	261	7.1%	72.6%	5,468	7.1%	74.3%
2015	457	12.8%	85.4%	8,352	10.8%	85.1%
2016	196	5.4%	90.8%	4,312	5.6%	90.7%
2017	138	3.8%	94.6%	2,101	2.7%	93.4%
2018 and thereafter	194	5.4%	100.0%	5,096	6.6%	100.0%
Total	3,611	100.0%		$77,157	100.0%
Weighted average remaining lease term (in years)	4.2			4.2

(1) The year of lease expiration is pursuant to current contract terms.  Some government tenants have the right to vacate their space before the stated expirations of their leases.  As of the date of this report, U.S. Government tenants occupying approximately 14.8% of our rentable square feet and responsible for approximately 12.2% of our rental income as of September 30, 2009 have currently exercisable rights to terminate their leases before the stated expirations.  Also in 2010, 2011, and 2012, early termination rights become exercisable by other U.S. Government tenants who currently occupy approximately 7.1%, 2.7%, and 1.2% of our rentable square feet, respectively, and are responsible for approximately 6.1%, 4.6%, and 1.3% of our rental income as of September 30, 2009, respectively. In addition, two of our state government tenants have currently exercisable rights to terminate their leases if these states do not annually appropriate rent amounts in their respective annual budgets. These two tenants occupy approximately 3.7% of our rentable square feet and are responsible for approximately 2.7% of our rental income as of September 30, 2009.  No termination rights have been exercised by our tenants during the past three years.

(2) Square feet occupied is pursuant to signed leases as of September 30, 2009, and includes (i) space being fitted out for occupancy and (ii) space, if any, which is leased but is not occupied.

(3) Rental income is the annualized rents from our tenants pursuant to signed leases as of September 30, 2009, plus estimated expense reimbursements; and excludes lease value amortization.

The U. S. Government was responsible for approximately 90.4% and 90.1% of our rental income as of September 30, 2009 and 2008, respectively.

Investment Activities

During August of 2009, we purchased one industrial property for $18.2 million, excluding closing costs.  We funded this transaction with cash on hand and by borrowing under our secured revolving credit facility.  At the time of acquisition, this property was 100% leased and yielded approximately 11.1% of the aggregate purchase price, based on estimated annual net operating income, or NOI, which we define as property GAAP rental income less property operating expenses, on the date of closing.

Financing Activities

In April 2009, we entered a $250 million senior secured credit facility with Bank of America, N.A. and a syndicate of other lenders. This facility is secured by 29 of our properties.   Amounts outstanding under this facility bear interest at a floating rate based upon LIBOR, subject to a floor, or another specified index, plus a spread or margin which will vary depending upon our leverage.  This facility matures on April 24, 2012, and we have the right to extend the facility for an additional year to April 24, 2013, upon payment of a fee and satisfaction of certain other conditions required under the agreement.

Our secured revolving credit facility agreement contains a number of covenants which restrict our ability to incur debts in excess of calculated amounts, restrict our ability to make distributions under certain circumstances and generally require us to maintain certain financial ratios.  Our secured revolving credit facility provides for acceleration upon the occurrence and continuation of certain events of default, including upon a change of control.  We believe we were in compliance with all of our covenants under this secured revolving credit facility agreement as of September 30, 2009.

The full amount of our $250 million secured credit facility was borrowed when this facility was entered in April 2009 and that amount was distributed to HRP; HRP is not obligated to repay these amounts.  In June 2009, we completed our IPO, including the full exercise of the underwriters’ over allotment option, raising net proceeds of $215.6 million.  We used the IPO net proceeds of $215.6 million to repay amounts outstanding under our secured revolving credit facility.  We subsequently borrowed approximately $31.0 million to pay for acquisitions, certain operating expenses, loan origination costs, IPO costs and for working capital purposes.  As of September 30, 2009, the aggregate principal amount outstanding under our secured revolving credit facility was $65.4 million and $184.6 million was available to us for future borrowings.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2009, Compared to Three Months Ended September 30, 2008

	Three Months Ended September 30,
	2009	2008	$ Change	% Change
	(in thousands, except per share data)

Rental income	$19,656	$18,438	$1,218	6.6%

Expenses:
Real estate taxes	2,031	2,011	20	1.0%
Utility expenses	1,799	1,787	12	0.7%
Other operating expenses	2,889	3,096	(207)	(6.7)%
Depreciation and amortization	3,828	3,552	276	7.8%
Acquisition costs	207	—	207	100.0%
General and administrative	1,246	746	500	67.0%
Total expenses	12,000	11,192	808	7.2%

Operating income	7,656	7,246	410	5.7%

Interest income	1	6	(5)	(83.3)%
Interest expense (including amortization of deferred financing fees of $562 and $ -, respectively)	(1,472)	(25)	(1,447)	5788.0%
Net income	$6,185	$7,227	$(1,042)	(14.4)%

Weighted average common shares outstanding	21,455	—	21,455	—

Earnings per common share:
Net income	$0.29	na	na	na

Rental income.  The increase in rental income primarily reflects the effects of a property acquisition in the current quarter as well as rent increases from new leases and leases renewed during 2008 at our properties, net of one lease renewed at a rate lower than its historical rate.  The increase also includes contractual expense reimbursements based upon changes in the consumer price index and changes in real estate tax expense.

Real estate taxes.  The increase in real estate taxes reflects increases in both assessed values for some of our properties and increased tax rates.

Utility expenses.  The increase in utility expenses reflects utility rate increases at some of our properties.

Other operating expenses.  The decrease in other operating expenses primarily reflects the decrease in repairs and maintenance expense in the three months ended September 30, 2009 as compared to the same period in 2008.

Depreciation and amortization.  The increase in depreciation and amortization reflects improvements made to some of our properties during 2008, depreciation related to the current quarter acquisition and the amortization of leasing costs incurred during 2008.

Acquisition costs.  The increase in acquisition costs reflects the costs associated with our acquisition during the three months ended September 30, 2009 as compared to no acquisitions during the same period in 2008.

General and administrative.  The increase in general and administrative expense primarily reflects the increased costs for legal, accounting, trustees fees and internal audit expenses as a result of our becoming a public company, separate from HRP, including share grant awards.

Interest income.  The decrease in interest income is the result of our having a lower average amount of investable cash during the three months ended September 30, 2009.

Interest expense.  The increase in interest expense reflects our borrowing under our secured revolving credit facility.  Interest expense for 2009 also includes the amortization of deferred financing fees we incurred in connection with entering our secured revolving credit facility in 2009.

Net income.  Our net income for the three months ended September 30, 2009 decreased as compared to the three months ended September 30, 2008 as a result of the changes noted above.

Nine Months Ended September 30, 2009, Compared to Nine Months Ended September 30, 2008

	Nine Months Ended September 30,
	2009	2008	$ Change	% Change
	(in thousands, except per share data)

Rental income	$58,304	$55,957	$2,347	4.2%

Expenses:
Real estate taxes	6,250	5,951	299	5.0%
Utility expenses	4,843	4,696	147	3.1%
Other operating expenses	8,600	8,768	(168)	(1.9)%
Depreciation and amortization	11,189	10,570	619	5.9%
Acquisition costs	207	—	207	100.0%
General and administrative	2,859	2,238	621	27.8%
Total expenses	33,948	32,223	1,725	5.4%

Operating income	24,356	23,734	622	2.6%

Interest income	45	31	14	45.2%
Interest expense (including amortization of deferred financing fees of $989 and $ -, respectively)	(3,832)	(127)	(3,705)	(2,917)%
Net income	$20,569	$23,638	$(3,069)	(13.0)%

Weighted average common shares outstanding	12,852	—	12,852	—

Earnings per common share:
Net income	$1.60	na	na	na

Rental income.  The increase in rental income reflects rent increases from new leases and leases renewed during 2008 at our properties, net of a reduction in rental income from the renewal of one lease at a rate lower than the historical rate.  The increase also includes contractual expense reimbursements based upon changes in the consumer price index and increases in real estate tax expense.

Real estate taxes.  The increase in real estate taxes reflects increases in both assessed values for some of our properties and increased tax rates.

Utility expenses.  The increase in utility expenses reflects utility rate increases at some of our properties.

Other operating expenses.  The decrease in other operating expenses primarily reflects the decrease in repairs and maintenance expense in the nine months ended September 30, 2009 as compared to the same period in 2008.

Depreciation and amortization. The increase in depreciation and amortization reflects improvements made to some of our properties during 2008 and depreciation related to the current quarter acquisition.

Acquisition costs.  The increase in acquisition costs reflects the costs associated with our acquisition during 2009 as compared to no acquisitions during the period in 2008.

General and administrative.  The increase in general and administrative expense primarily reflects the increased costs for legal, accounting and trustees fees, internal audit expenses as a result of our becoming a public company separate from HRP, including share grant awards.

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

Net income.  Our net income for the nine months ended September 30, 2009 decreased as compared to the nine months ended June 30, 2008 as a result of the changes noted above.

LIQUIDITY AND CAPITAL RESOURCES

Our Operating Liquidity and Resources.

Rental income from our properties is our principal source of funds to meet operating expenses and pay distributions on our common shares. This flow of funds has historically been sufficient to pay operating expenses, debt service relating to our properties and distributions.  We believe that our operating cash flow will be sufficient to meet our operating expenses, debt service and distributions on our common shares.

Our future cash flows from operating activities will depend primarily upon our ability to:

•                  maintain or increase the occupancy of, and the current rent rates at, our properties;

•                  control operating cost increases at our properties; and

•                  purchase additional properties which produce positive cash flows from operations.

We believe that leasing market conditions in many U.S. markets will continue to be weak for the next two to three years. However, the historical experience of RMR has been that government tenants frequently renew leases to avoid the costs and disruptions that may result from relocating their operations. We believe that the expected increase in government regulation resulting from the current economic recession will increase the U.S. Government’s demand for leased office space. Similarly, we believe that budgetary pressures may cause an increased demand for leased space, as opposed to government owned space, among government tenants generally. For these and other reasons we believe that occupancy at our government leased properties may outperform national market averages. However, there are too many variables for us to reasonably project what the impact of market conditions will be on our results for future periods.

We generally do not intend to purchase “turn around” properties, or properties which do not generate positive cash flows. Our future purchases of properties which generate positive cash flow cannot be accurately projected because such purchases depend upon available opportunities which come to our attention.

We intend to pay regular quarterly distributions to holders of our common shares.  Our expected quarterly distribution is $0.40 per common share. On an annualized basis, we expect to distribute $1.60 per common share.  We intend to maintain this distribution rate until at least the second quarter of 2010.  However, the timing and amount of our distributions will be at the discretion of our board of trustees and will depend on various factors that our board of trustees deems relevant, including our results of operations, our financial condition, our capital requirements, our funds from operations, our cash available for distribution, restrictive covenants in our financial or other contractual arrangements, economic conditions and restrictions under Maryland law.  In October 2009, we declared a common share distribution of $0.50 per common share, or approximately $10,741,000.  This distribution includes a regular quarterly distribution of $0.40 per common share ($1.60 per share per year) with respect to the quarter ended September 30, 2009, plus an additional $0.10 per common share with respect to our first 22 days as a public company during the prior quarter. This dividend will be paid on or about November 25, 2009 to shareholders of record on October 23, 2009.

Cash flows provided by (used for) our operating, investing and financing activities were $27.3 million, ($23.3) million and ($1.8) million, respectively, for the nine month period ended September 30, 2009, and $34.8 million, ($1.7) million and ($32.9) million, respectively, for the nine month period ended September 30, 2008. Changes in our operating and financing cash flows between 2009 and 2008 are primarily related to our properties operations, our net borrowings, our distributions to HRP prior to the Closing Date, our IPO and our use of net proceeds from our IPO.  The 2009 change in investing cash flow was primarily the result of our one acquisition.  The remainder of the cash flow changes in 2009 and the changes in 2008 were related to building and tenant improvements.

Our Investment and Financing Liquidity and Resources.

In order to fund acquisitions and to accommodate cash needs that may result from timing differences between our receipt of rents and our desire or need to make distributions or pay operating or capital expenses, we maintain a $250 million secured revolving credit facility from a syndicate of financial institutions.  At September 30, 2009, there was $65.4 million outstanding and $184.6 million available for borrowings under our secured revolving credit facility, and we had cash and cash equivalents of $2.3 million.  We expect to use cash balances, borrowings under our secured revolving credit facility and net proceeds from offerings of equity or debt securities to fund our future operations, distributions to our shareholders and any future property acquisitions.

When significant amounts are outstanding under our secured revolving credit facility or the maturity date of that credit facility approaches, we intend to explore alternatives for repaying or refinancing such amounts. Such alternatives may include incurring term debt, issuing new equity securities and extending the maturity date of our secured revolving credit facility. Although there has been a significant recent reduction in the amount of capital available for real estate business on a global basis and we can provide no assurance that we will be successful in consummating any particular type of financing, we believe that we will have access to financing, such as debt and equity offerings, to fund any future acquisitions and capital expenditures and to pay our obligations.

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

During the three and nine months ended September 30, 2009 and 2008, cash expenditures made and capitalized at our properties for tenant improvements, leasing costs, building improvements and development and redevelopment activities were as follows (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Tenant improvements	$224	$425	$1,012	$768
Leasing costs	$1	$22	$1	$316
Building improvements (1)	$154	$—	$310	$30
Development, redevelopment and other activities (2)	$—	$—	$—	$623

(1) Building improvements generally include expenditures to replace obsolete building components and expenditures that extend the useful life of existing assets.

(2) Development, redevelopment and other activities generally include non-recurring expenditures that we believe increase the value of our existing properties.

We have committed to fund expenditures in connection with leasing space during the three months ended September 30, 2009 as follows:

	New	Renewals	Total
Square feet leased during the period	10,080	—	10,080
Total commitments for tenant improvements and leasing costs	$1,512	—	$1,512
Leasing costs per square foot	$0.15	—	$0.15
Average lease term (years)	6.3	—	6.3
Leasing costs per square foot per year	$0.02	—	$0.02

A $134,000 mortgage secured by one of our properties was repaid by HRP in January 2009.

We have no commercial paper, swaps, hedges, joint ventures or off balance sheet arrangements as of September 30, 2009.

Debt Covenants

Our principal debt obligation at September 30, 2009 is our secured revolving credit facility.  Our secured revolving credit facility agreement contains a number of covenants which restrict our ability to incur debts in excess of calculated amounts, restrict our ability to make distributions under certain circumstances and generally require us to maintain certain financial ratios.  Our secured revolving credit facility provides for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default or upon a change of control.   We believe we were in compliance with all of our covenants under our secured revolving credit facility agreement at September 30, 2009.

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

For more information about our related person transactions, including our transactions with HRP, management contracts with RMR and the risks which may arise from these or other related person transactions, please see Note 6 “Related Person Transactions” to our Condensed Consolidated Financial Statements in this report, our Prospectus and our other filings made with the SEC, and in particular, the sections entitled “Risk Factors” and “Certain Relationships and Related Person Transactions” in our Prospectus, which are available at the SEC’s website at www.sec.gov.

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

On April 24, 2009, we entered a $250 million secured credit facility that matures on April 24, 2012. Repayments under this facility may be made at any time without penalty. We borrow under this facility in U.S. dollars and borrowings bear interest at a floating rate based upon LIBOR, subject to a floor, or another specified index, plus a spread or margin, which will vary depending upon our debt leverage. Accordingly, we are exposed to changes in U.S. dollar based short term rates, specifically LIBOR, if the increase exceeds the LIBOR floor amount. A change in interest rates would not affect the value of our outstanding floating rate debt, but would affect our operating results.

On September 30, 2009, the one month LIBOR rate was 0.2456% per annum compared to our LIBOR floor amount of 2.00% per annum.  As a result, the one month LIBOR rate would have to increase 1.7544%, or 714%, before a change in LIBOR would affect our operating results.

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

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

GOVERNMENT PROPERTIES INCOME TRUST

WARNING CONCERNING FORWARD LOOKING STATEMENTS

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS STATEMENTS AND IMPLICATIONS WHICH CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER FEDERAL SECURITIES LAWS.  WHENEVER WE USE WORDS SUCH AS “BELIEVE”, “EXPECT”, “ANTICIPATE”, “INTEND”, “PLAN”, “ESTIMATE” OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS.  THESE FORWARD LOOKING STATEMENTS ARE BASED UPON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, BUT FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR.  FORWARD LOOKING STATEMENTS IN THIS REPORT RELATE TO VARIOUS ASPECTS OF OUR BUSINESS, INCLUDING:

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

•                  OTHER MATTERS.

OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY OUR FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS.  FACTORS THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FORWARD LOOKING STATEMENTS AND UPON OUR BUSINESS, RESULTS OF OPERATIONS, FINANCIAL CONDITION, FUNDS FROM OPERATIONS, CASH AVAILABLE FOR DISTRIBUTION, CASH FLOWS, LIQUIDITY AND PROSPECTS INCLUDE, BUT ARE NOT LIMITED TO:

•                  CHANGES IN THE ECONOMY AND THE CAPITAL MARKETS,

•                  COMPETITION WITHIN THE REAL ESTATE INDUSTRY,

•                  ACTUAL AND POTENTIAL CONFLICTS OF INTEREST WITH OUR MANAGING TRUSTEES AND RMR AND THEIR AFFILIATES, AND

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

THESE RESULTS COULD OCCUR DUE TO MANY DIFFERENT CIRCUMSTANCES, SOME OF WHICH ARE BEYOND OUR CONTROL, SUCH AS GOVERNMENT TENANTS’ NEEDS FOR LEASED SPACE, OR CHANGES IN THE CAPITAL MARKETS OR THE ECONOMY GENERALLY.  STATEMENTS CONTAINED ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-Q IDENTIFY OTHER IMPORTANT FACTORS THAT COULD CAUSE DIFFERENCES FROM OUR FORWARD LOOKING STATEMENTS.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On September 22, 2009, pursuant to our Incentive Share Award Plan we granted an aggregate of 31,350 common shares of beneficial interest, par value $0.01 per share, to our trustees and officers and certain employees of our manager, RMR, valued at $22.14 per common share, the closing price of our common shares on the New York Stock Exchange on that day.   We made these grants pursuant to an exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

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

The IPO and the full underwriters’ over allotment was completed in June 2009.  The aggregate offering price for our common shares sold was $230 million.  The underwriting discounts were $14.4 million and the net proceeds totaled $215.6 million. We used the net proceeds of our IPO to repay $215.6 million of the $250 million then outstanding under our secured revolving credit facility.

Item 6.    Exhibits

10.1         2009 Incentive Share Award Plan. (filed herewith)

10.2         Form of Restricted Share Agreement. (filed herewith)

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
Dated: November 4, 2009

By:	/s/ David M. Blackman
David M. Blackman
Treasurer and Chief Financial Officer
(principal financial and accounting officer)
Dated: November 4, 2009