Form 10-K
period 2009-12-31
Government Properties Income Trust
filed 2010-02-22
CIK 1456772

Use these links to rapidly review the document

Index to Financial Statements and Financial Statement Schedules

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-34364

GOVERNMENT PROPERTIES INCOME TRUST
(Exact Name of Registrant as Specified in Its Charter)

Maryland (State of Organization)	04-4273474 (IRS Employer Identification No.)

400 Centre Street, Newton, Massachusetts 02458
(Address of Principal Executive Offices) (Zip Code)

Registrant's Telephone Number, Including Area Code: 617-219-1440

Securities registered pursuant to Section 12(b) of the Act:

Title Of Each Class	Name of Each Exchange On Which Registered
Common Shares of Beneficial Interest	New York Stock Exchange

         Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the voting common shares of the registrant held by non-affiliates was $236,095,000 based on the $20.53 closing price per common share for such stock on the New York Stock Exchange on June 30, 2009. For purposes of this calculation, there were no common shares of beneficial interest, $0.01 par value, held directly or by affiliates of the trustees and the officers of the registrant, and 9,950,000 common shares held by HRPT Properties Trust, were included in the number of common shares held by affiliates.

         Number of the registrant's common shares outstanding as of February 22, 2010: 31,256,350.

         References in this Annual Report on Form 10-K to the "Company", "GOV", "we", "us" or "our" include consolidated subsidiaries, unless the context indicates otherwise.

DOCUMENTS INCORPORATED BY REFERENCE

         Certain Information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated by reference to our to be filed definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 11, 2010, or our definitive Proxy Statement.

WARNING CONCERNING FORWARD LOOKING STATEMENTS

        THIS ANNUAL REPORT ON FORM 10-K CONTAINS STATEMENTS AND IMPLICATIONS WHICH CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER FEDERAL SECURITIES LAWS. WHENEVER WE USE WORDS SUCH AS "BELIEVE", "EXPECT", "ANTICIPATE", "INTEND", "PLAN", "ESTIMATE" OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS. THESE FORWARD LOOKING STATEMENTS ARE BASED UPON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, BUT FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR. FORWARD LOOKING STATEMENTS IN THIS REPORT RELATE TO VARIOUS ASPECTS OF OUR BUSINESS, INCLUDING:

  •
  OUR ABILITY TO PAY DISTRIBUTIONS IN THE FUTURE AND THE EXPECTED AMOUNTS THEREOF,

  •
  OUR ACQUISITION AND SALE OF PROPERTIES,

  •
  THE CREDIT QUALITY OF OUR TENANTS,

  •
  THE LIKELIHOOD THAT OUR TENANTS WILL PAY RENT, RENEW LEASES, SIGN NEW LEASES OR BE AFFECTED BY CYCLICAL ECONOMIC CONDITIONS,

  •
  OUR ABILITY TO PAY INTEREST ON AND PRINCIPAL OF OUR DEBT,

  •
  OUR POLICIES AND PLANS REGARDING INVESTMENTS AND FINANCINGS,

  •
  THE FUTURE AVAILABILITY OF BORROWINGS UNDER OUR SECURED REVOLVING CREDIT FACILITY,

  •
  OUR ABILITY TO COMPETE EFFECTIVELY,

  •
  OUR TAX STATUS AS A REAL ESTATE INVESTMENT TRUST, OR REIT,

  •
  OUR ABILITY TO RAISE EQUITY OR DEBT,

  •
  OUR EXPECTATION THAT WE WILL BENEFIT FINANCIALLY BY PARTICIPATING IN THE INSURANCE COMPANY WITH REIT MANAGEMENT & RESEARCH LLC, OR RMR, AND COMPANIES TO WHICH RMR PROVIDES MANAGEMENT SERVICES, AND

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

  •
  THE IMPACT OF CHANGES IN THE ECONOMY AND THE CAPITAL MARKETS,

  •
  COMPETITION WITHIN THE REAL ESTATE INDUSTRY,

  •
  ACTUAL AND POTENTIAL CONFLICTS OF INTEREST WITH OUR MANAGING TRUSTEES AND RMR AND THEIR AFFILIATES,

  •
  COMPLIANCE WITH, AND CHANGES TO, FEDERAL, STATE AND LOCAL LAWS AND REGULATIONS, ACCOUNTING RULES, TAX LAWS AND SIMILAR MATTERS, AND

i

  •
  LIMITATIONS IMPOSED ON OUR BUSINESS AND OUR ABILITY TO SATISFY COMPLEX RULES IN ORDER FOR US TO QUALIFY AS A REIT FOR U.S. FEDERAL INCOME TAX PURPOSES.

FOR EXAMPLE:

  •
  IF THE AVAILABILITY OF DEBT CAPITAL BECOMES RESTRICTED, WE MAY BE UNABLE TO REFINANCE OR REPAY OUR DEBT OBLIGATIONS WHEN THEY BECOME DUE OR ON TERMS WHICH ARE AS FAVORABLE AS WE NOW HAVE,

  •
  CONTINGENCIES IN OUR ACQUISITIONS MAY CAUSE THESE TRANSACTIONS NOT TO OCCUR OR TO BE DELAYED,

  •
  OUR ABILITY TO MAKE FUTURE DISTRIBUTIONS DEPENDS UPON A NUMBER OF FACTORS, INCLUDING OUR FUTURE EARNINGS. WE MAY BE UNABLE TO MAINTAIN OUR CURRENT RATE OF DISTRIBUTIONS AND FUTURE DISTRIBUTIONS MAY BE SUSPENDED OR PAID AT A LESSER RATE THAN THE DISTRIBUTIONS WE NOW PAY,

  •
  OUR ABILITY TO GROW OUR BUSINESS AND INCREASE OUR DISTRIBUTIONS DEPENDS IN LARGE PART UPON OUR ABILITY TO BUY PROPERTIES AND LEASE THEM FOR RENTS WHICH EXCEED OUR CAPITAL COSTS. WE MAY BE UNABLE TO IDENTIFY PROPERTIES THAT WE WANT TO ACQUIRE OR TO NEGOTIATE ACCEPTABLE PURCHASE PRICES, ACQUISITION FINANCING OR LEASE TERMS FOR NEW PROPERTIES,

  •
  SOME OF OUR TENANTS MAY NOT RENEW EXPIRING LEASES, AND WE MAY BE UNABLE TO LOCATE NEW TENANTS TO MAINTAIN THE HISTORICAL OCCUPANCY RATES OF, OR RENTS FROM, OUR PROPERTIES,

  •
  RENTS THAT WE CAN CHARGE AT OUR PROPERTIES MAY DECLINE,

  •
  PARTICIPATION IN AFFILIATES INSURANCE COMPANY, OR AIC, INVOLVES POTENTIAL FINANCIAL RISKS AND REWARDS TYPICAL OF ANY START UP BUSINESS VENTURE AS WELL AS OTHER FINANCIAL RISKS AND REWARDS SPECIFIC TO INSURANCE COMPANIES. AMONG THE RISKS THAT ARE SPECIFIC TO INSURANCE COMPANIES IS THE RISK THAT AIC MAY NOT BE ABLE TO ADEQUATELY PAY CLAIMS. TO THE EXTENT WE PURCHASE INSURANCE FROM AIC IN THE FUTURE AND AIC IS UNABLE TO FINANCE CLAIMS, WE COULD BE UNDERINSURED AND FACE INCREASED COSTS FOR CLAIMS THAT MIGHT OTHERWISE HAVE BEEN FUNDED IF INSURANCE WAS PURCHASED FROM FINANCIALLY MORE SECURE INSURERS. ACCORDINGLY, OUR EXPECTED FINANCIAL BENEFITS FROM OUR INITIAL OR FUTURE INVESTMENTS IN AIC MAY BE DELAYED OR MAY NOT OCCUR AND AIC MAY REQUIRE A LARGER INVESTMENT THAN WE EXPECT, AND

  •
  OTHER RISKS MAY ADVERSELY IMPACT US, AS DESCRIBED MORE FULLY IN THIS ANNUAL REPORT ON FORM 10-K UNDER "RISK FACTORS".

        THESE RESULTS COULD OCCUR DUE TO MANY DIFFERENT CIRCUMSTANCES, SOME OF WHICH ARE BEYOND OUR CONTROL, SUCH AS GOVERNMENT TENANTS' NEEDS FOR LEASED SPACE, OR CHANGES IN THE CAPITAL MARKETS OR THE ECONOMY GENERALLY.

        THE INFORMATION CONTAINED ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K OR INCORPORATED HEREIN IDENTIFIES OTHER IMPORTANT FACTORS THAT COULD CAUSE DIFFERENCES FROM OUR FORWARD LOOKING STATEMENTS.

        YOU SHOULD NOT PLACE UNDUE RELIANCE UPON OUR FORWARD LOOKING STATEMENTS.

ii

        EXCEPT AS REQUIRED BY LAW, WE DO NOT INTEND TO UPDATE OR CHANGE ANY FORWARD LOOKING STATEMENTS AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

 STATEMENT CONCERNING LIMITED LIABILITY

        THE AMENDED AND RESTATED DECLARATION OF TRUST ESTABLISHING GOVERNMENT PROPERTIES INCOME TRUST, DATED JUNE 8, 2009, AS AMENDED, AS FILED WITH THE STATE DEPARTMENT OF ASSESSMENTS AND TAXATION OF MARYLAND, PROVIDES THAT NO TRUSTEE, OFFICER, SHAREHOLDER, EMPLOYEE OR AGENT OF GOVERNMENT PROPERTIES INCOME TRUST SHALL BE HELD TO ANY PERSONAL LIABILITY, JOINTLY OR SEVERALLY, FOR ANY OBLIGATION OF, OR CLAIM AGAINST, GOVERNMENT PROPERTIES INCOME TRUST. ALL PERSONS DEALING WITH GOVERNMENT PROPERTIES INCOME TRUST IN ANY WAY SHALL LOOK ONLY TO THE ASSETS OF GOVERNMENT PROPERTIES INCOME TRUST FOR THE PAYMENT OF ANY SUM OR THE PERFORMANCE OF ANY OBLIGATION.

iii

GOVERNMENT PROPERTIES INCOME TRUST
2009 FORM 10-K ANNUAL REPORT

*
Incorporated by reference to our definitive Proxy Statement to be filed pursuant to Regulation 14A.

PART I

Item 1.    Business

        The Company.    We were organized as a real estate investment trust, or REIT, under Maryland law on February 17, 2009 as a wholly owned subsidiary of HRPT Properties Trust, or HRP. HRP is a REIT listed on the New York Stock Exchange, or the NYSE, which owns office and industrial properties with a historical cost of over $6 billion. We were organized to concentrate the ownership of certain HRP properties that are majority leased to government tenants and to expand such investments. On April 24, 2009, we acquired 100% ownership of the properties that we owned at the time of our initial public offering, or IPO, by means of a contribution from HRP to one of our subsidiaries. On June 8, 2009, we issued 10,000,000 of our common shares of beneficial interest, $0.01 par value per share, or Shares, in our IPO and became a separate publicly owned company. Thereafter, our underwriters exercised their over allotment option and we sold an additional 1,500,000 Shares on June 30, 2009. On January 21, 2010, we completed an additional public offering of 9,775,000 Shares, including the full exercise of the underwriters' over allotment option of 1,275,000 Shares. HRP currently owns 31.8% of our outstanding Shares. We intend to elect and qualify to be taxed as a REIT for U.S. federal income tax purposes, commencing with our taxable year ended December 31, 2009.

        As of December 31, 2009, we owned 33 properties for a total investment of $577 million at cost, and a depreciated book value of $464 million. These 33 properties have approximately 4 million rentable square feet. In January 2010, we acquired an office property in Lakewood, CO with 166,745 rentable square feet for a purchase price of $28.7 million, which included the assumption of $10.5 million in debt that is currently not prepayable. We also are party to a binding purchase and sale agreement to acquire an office and warehouse building in Landover, MD with 266,000 rentable square feet for a purchase price of $43.7 million. This property is encumbered by a mortgage for $24.8 million that is currently not prepayable. We have completed our acquisition diligence for this property and expect to assume this mortgage and acquire this property during the first quarter of 2010; however, no assurance can be given that this acquisition will be consummated in that time period or at all.

        Our principal executive offices are located at 400 Centre Street, Newton, Massachusetts 02458, and our telephone number is (617) 219-1440.

        Our Business Plan.    Our business plan is to maintain our properties, seek to renew our leases as they expire, selectively acquire additional properties that are majority leased to government tenants and pay distributions to our shareholders. As our current leases expire, we will attempt to renew our leases with existing tenants or to enter into leases with new tenants; in both circumstances at rents which are equal to or higher than the rents we now receive. Our ability to renew leases with our existing tenants or to enter into new leases with new tenants and the rents we are able to charge will depend in large part upon market conditions which are generally beyond our control. Nonetheless, our historical experience is that government tenants frequently renew leases to avoid the costs and disruptions that may result from relocating government operations.

        Our Growth Strategy.    Our growth strategy applicable to our current properties is to attempt to increase the rents we receive from these properties. To achieve rent increases we may invest in our properties to make improvements requested by existing tenants or to induce lease renewals or new tenant leases when our current leases expire. However, as noted above, our ability to maintain or increase the rents we receive from our current properties will depend in large part upon market conditions which are beyond our control.

        In addition to the growth strategy applicable to our current properties, we expect to acquire additional properties, generally within the United States, that are majority leased to government tenants. If the U.S. Government increases the amount of space that it leases, as we expect that it will, we believe that there will be increased opportunities for us to acquire additional properties that are majority leased to government tenants. We expect to acquire additional properties primarily for purposes of income.

        In evaluating potential investments, we consider various factors including the following:

  •
  the historic and projected rents received and likely to be received from the property;

  •
  the historic and expected operating expenses, including real estate taxes, incurred and expected to be incurred at the properties;

  •
  the growth, tax and regulatory environments of the market in which the property is located;

  •
  the quality, experience, and credit worthiness of the property's tenants;

  •
  occupancy and demand for similar properties in the same or nearby markets;

  •
  the construction quality, physical condition and design of the property;

  •
  the estimated replacement cost of the property;

  •
  the geographic area and type of property; and

  •
  the pricing of comparable properties as evidenced by recent arm's length market sales.

        We believe that state and local governments lease significant amounts of office space. Additionally, we believe that budgetary pressures may cause an increased demand for leased space, as opposed to government owned space, among government tenants generally and state and local governments in particular. Also, we believe that some state and local governments are currently considering sale leaseback arrangements for certain government owned properties because these arrangements may both raise capital and transfer maintenance obligations to private landlords, like us.

        Finally, we believe that the reduction in available capital, particularly debt capital, that resulted from the recent recession may cause acquisition opportunities to become available to us. During the height of the last economic expansion the readily available debt capital contributed to an increase in real estate valuations. As debt capital has become less available, an increasing number of real estate owners may need to raise capital to pay their lenders. Some of these owners may seek to sell properties that are majority leased to government tenants in order to raise capital to meet their debt obligations.

        From time to time we consider the sale of properties or investments. Disposition decisions are made based on a number of factors including, but not limited to, the following:

  •
  the proposed sale price;

  •
  the strategic fit of the property or investment with the rest of our portfolio; and

  •
  the existence of alternative sources, uses or needs for capital.

        Our Board of Trustees may change our investment policies at any time without a vote of our shareholders. Although we have no current intention to do so, we could in the future adopt policies with respect to investments in real estate mortgages or securities of other persons, including persons engaged in real estate activities.

        Financing Policies.    To qualify for taxation as a REIT under the Internal Revenue Code of 1986, as amended, or the IRC, we must distribute at least 90% of our annual REIT taxable income and satisfy a number of organizational and operational requirements. Accordingly, we generally will not be able to retain sufficient cash from operations to repay debts, invest in properties or fund acquisitions. Instead, we expect to repay our debts, invest in our properties and fund acquisitions by borrowing and issuing equity securities. Since our IPO, our growth has been financed by borrowings under our $250 million secured revolving credit facility. As our secured revolving credit facility is utilized, we expect to refinance, or reduce amounts outstanding under, this facility with term debt or equity issuances. We will decide when and whether to issue new debt or equity depending upon market conditions. Because our ability to raise capital may depend, in large part, upon market conditions, we can provide you no assurance that we will be able to raise sufficient capital to repay our debt or to fund our growth strategy.

        We intend to use modest amounts of leverage. We intend to manage our leverage in a way that may eventually permit us to achieve "investment grade" ratings from nationally recognized rating agencies such as Moody's Investors Service, Inc. and Standard & Poor's Ratings Services. However, based upon our manager's experience, we do not believe that it is likely that we will be able to achieve an investment grade rating until we increase the size of our investments and have a track record of successfully managing our properties and our growth strategy for several years. If we are unable to achieve investment grade ratings, we believe our ability to issue reasonably priced unsecured debt may be limited, and most of our debt capital will be secured by mortgages on our properties.

        We have not engaged in underwriting securities of other issuers and do not intend to do so. We have not in the past, but we may in the future, invest in the securities of other issuers for the purpose of exercising control, issue senior securities, make loans to other persons, engage in the sale of investments, offer securities in exchange for property or repurchase or reacquire our securities.

        Our current borrowing policy established by our Board of Trustees is to limit our debt to no more than 50% of the undepreciated book value of our properties. The borrowing limitations established by the covenants in our secured revolving credit facility prohibit us from maintaining a debt to total asset value, as defined, of greater than 60%. We may from time to time re-evaluate and modify our financing policies in light of then current market conditions, relative availability and costs of debt and equity capital, market values of properties, growth and acquisition opportunities and other factors, and we may increase or decrease our ratio of debt to total capitalization accordingly. Our Board of Trustees may change our financing policies at any time without a vote of our shareholders.

        Manager.    Our day to day operations are conducted by Reit Management & Research LLC, or RMR. RMR originates and presents investment and divestment opportunities to our Board of Trustees and provides management and administrative services to us. RMR is a Delaware limited liability company beneficially owned by Barry M. Portnoy, one of our Managing Trustees, and Adam D. Portnoy, our other Managing Trustee and President. RMR has a principal place of business at 400 Centre Street, Newton Massachusetts, 02458, and its telephone number is (617) 332-3990. RMR also acts as the manager to HRP, Hospitality Properties Trust, or HPT, and Senior Housing Properties Trust, or SNH, and provides management services to other public and private companies, including Five Star Quality Care, Inc., or FVE, and TravelCenters of America LLC, or TA. Barry M. Portnoy is the Chairman of RMR, and its other directors are Adam D. Portnoy, Gerard M. Martin and David J. Hegarty. The executive officers of RMR are: Adam D. Portnoy, President and Chief Executive Officer; Jennifer B. Clark, Executive Vice President and General Counsel; David J. Hegarty, Executive Vice President and Secretary; Mark L. Kleifges, Executive Vice President; John G. Murray, Executive Vice President; Thomas M. O'Brien, Executive Vice President; John C. Popeo, Executive Vice President, Treasurer and Chief Financial Officer; David M. Blackman, Senior Vice President; Ethan S. Bornstein, Senior Vice President; Richard A. Doyle, Senior Vice President; Paul V. Hoagland, Senior Vice President; David M. Lepore, Senior Vice President; Bruce J. Mackey Jr., Senior Vice President; John A. Mannix, Senior Vice President; and Andrew J. Rebholz, Senior Vice President. Adam D. Portnoy and David M. Blackman are also our executive officers. Other executive officers of RMR also serve as officers of other companies to which RMR provides management services.

        Employees.    We have no employees. Services which would otherwise be provided by employees are provided by RMR and by our Managing Trustees and officers. As of February 1, 2010, RMR had approximately 600 full time employees, including a headquarters staff and regional offices and other personnel located throughout the United States.

        Competition.    Investing in and operating office buildings and maintaining relationships with government tenants and attracting new government tenants is a very competitive business. We compete against other REITs, numerous financial institutions, individuals and public and private companies who are actively engaged in this business. Also, we compete for investments based on a number of factors including purchase prices, closing terms, underwriting criteria and our reputation. Our ability to successfully compete is also materially impacted by the availability and cost of capital to us. We do not believe we have a dominant position in any of the geographic markets in which we operate, but some of our competitors are dominant in selected markets. Many of our competitors have greater financial resources than we have. We believe the experience and abilities of our management and the quality of our properties may afford us some competitive advantages and allow us to operate our business successfully despite the competitive nature of our business.

        For additional information about competition and other risks associated with our business, please see "Item 1A. Risk Factors" of this Annual Report on Form 10-K.

        Environmental and Climate Change Matters.    Under various laws, owners as well as tenants and operators of real estate may be required to investigate and clean up or remove hazardous substances present at or migrating from properties they own, lease or operate and may be held liable for property damage or personal injuries that result from hazardous substances. These laws also expose us to the possibility that we may become liable to reimburse governments for damages and costs they incur in connection with hazardous substances. Since our formation, it has been our practice to obtain and review "Phase I" environmental surveys prior to the acquisition of properties in order to assess the possible presence of and cost of removing hazardous substances. Certain of our buildings contain asbestos. We believe any asbestos in our buildings is contained in accordance with current regulations, and we have no current plans to remove it. If we remove the asbestos or renovate or demolish these properties, certain environmental regulations govern the manner in which the asbestos must be handled and removed. We do not believe that there are environmental conditions at any of our properties that have had or will have a material adverse effect on us. However, no assurances can be given that conditions are not present at our properties or that costs we may be required to incur in the future to remediate contamination will not have a material adverse effect on our business or financial condition. For more information, see "Risk Factors—Risks Related to Our Business—Real estate ownership creates risks and liabilities."

        In recent years, in reaction to the Energy Policy Act of 2005, the U.S. Government has instituted "green lease" policies which include the "Promotion of Energy Efficiency and Use of Renewable Energy" as one of the factors it considers when leasing property. In reaction to these new policies, we have engaged an energy consultant to monitor and help improve energy use at our properties.

        In accordance with the U.S. Government's general policy of preferring energy efficient buildings, the Energy Independence and Security Act of 2007 allows the General Services Administration, or GSA, to prefer buildings for lease that have received an "Energy Star" label. This label is received by buildings that reach a specified level of energy efficiency. We have received ratings for many of our buildings, and five of them have qualified for Energy Star labels. RMR became a participant in the Energy Star program in July 2008, and we are in the process of studying ways to improve the energy efficiency at all of our buildings and to determine if we can obtain Energy Star labels for our buildings which do not yet have them at a reasonable cost. We do not yet know whether it will be possible to obtain Energy Star labels for all our properties, and we have not yet determined if it will make economic sense to do so.

        The U.S. Government's "green lease" initiative also permits government tenants to require LEED®-CI certification in selecting new premises or renewing leases at existing premises. Obtaining such certification may be costly and time consuming. We have retained a LEED Accredited Professional to assist us in seeking LEED certification for certain of our properties. If we commit to a government tenant that we will obtain such certification in order to attract or retain such government tenant, our failure to receive such certification could result in the government tenant implementing corrective action, including deducting the costs of actions required for certification from its rent due to us. For more information, see "Risk Factors—Risks Related to Our Business—The U.S. Government's "green lease" policies may adversely affect us."

        The current political debate about climate change has resulted in various treaties, laws and regulations which are intended to limit carbon emissions. We believe these laws being enacted or proposed may cause energy costs at our properties to increase. Under most of our leases the tenant's obligation to pay us adjusted rent for increased operating costs is limited annually to a cost of living index increase rather than the actual amount of our costs. As a result, in the event our operating costs, including energy costs, exceed the cost of living index, we will be required to bear those excess costs.

        Internet Website.    Our internet website address is www.govreit.com. Copies of our governance guidelines, or Governance Guidelines, code of business conduct and ethics, or Code of Conduct, and the charters of our Audit, Compensation and Nominating and Governance Committees are posted on our website and may be obtained free of charge by writing to our Secretary, Government Properties Income Trust, 400 Centre Street, Newton, Massachusetts, 02458. We make available, free of charge, on our website, our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after these forms are filed with, or furnished to, the Securities and Exchange Commission, or SEC. Any shareholder or other interested party who desires to communicate with our Independent Trustees, individually or as a group, may do so by filling out a report on our website. Our Board of Trustees also provides a process for security holders to send communications to the entire Board of Trustees. Information about the process for sending communications to our Board of Trustees can be found on our website. Our website address and website addresses of one or more unrelated third parties are included several times in this Annual Report on Form 10-K as textual references only and none of the information on any such website is incorporated by reference into this Annual Report on Form 10-K.

        Subsequent Events.    In January 2010, we acquired one office property located in Lakewood, CO with 166,745 rentable square feet. This property is 100% leased to the U.S. Government and occupied as the intermountain regional headquarters for the National Park Service. The purchase price was $28.7 million, excluding acquisition costs and including the assumption of $10.5 million of mortgage debt that is not currently prepayable.

        On January 14, 2010, we priced a public offering of 8,500,000 Shares at a price of $21.50 per Share. On January 19, 2010, the underwriters exercised their over allotment option in full to purchase 1,275,000 additional Shares in this offering. The sale of these 9,775,000 Shares closed on January 21, 2010 and raised gross proceeds of $210.2 million. The funds from this offering were used to reduce amounts outstanding under our secured revolving credit facility and to fund our general business activities, including funding some of our acquisitions. As of February 19, 2010, we have no amounts outstanding under our $250 million secured credit facility and we have approximately $44 million of available cash.

FEDERAL INCOME TAX CONSIDERATIONS

        The following summary of federal income tax considerations is based on existing law, and is limited to investors who own our shares as investment assets rather than as inventory or as property used in a trade or business. The summary does not discuss all of the particular tax consequences that might be relevant to you if you are subject to special rules under federal income tax law, for example if you are:

  •
  a bank, life insurance company, regulated investment company, or other financial institution;

  •
  a broker, dealer or trader in securities or foreign currency;

  •
  a person who has a functional currency other than the U.S. dollar;

  •
  a person who acquires our shares in connection with employment or other performance of services;

  •
  a person subject to alternative minimum tax;

  •
  a person who owns our shares as part of a straddle, hedging transaction, constructive sale transaction, constructive ownership transaction, or conversion transaction; or

  •
  except as specifically described in the following summary, a tax-exempt entity or a foreign person.

        The IRC sections that govern federal income tax qualification and treatment of a REIT and its shareholders are complex. This presentation is a summary of applicable IRC provisions, related rules and regulations and administrative and judicial interpretations, all of which are subject to change, possibly with retroactive effect. Future legislative, judicial, or administrative actions or decisions could also affect the accuracy of statements made in this summary. We have not received a ruling from the Internal Revenue Service, or the IRS, with respect to any matter described in this summary, and we cannot assure you that the IRS or a court will agree with the statements made in this summary. The IRS or a court could, for example, take a different position from that described in this summary with respect to our acquisitions, operations, restructurings or other matters, which, if successful, could result in significant tax liabilities for applicable parties. In addition, this summary is not exhaustive of all possible tax consequences, and does not discuss any estate, gift, state, local, or foreign tax consequences. For all these reasons, we urge you and any prospective acquiror of our shares to consult with a tax advisor about the federal income tax and other tax consequences of the acquisition, ownership and disposition of our shares. Our intentions and beliefs described in this summary are based upon our understanding of applicable laws and regulations that are in effect as of the date of this Annual Report on Form 10-K. If new laws or regulations are enacted which impact us directly or indirectly, we may change our intentions or beliefs.

        Your federal income tax consequences may differ depending on whether or not you are a "U.S. shareholder." For purposes of this summary, a "U.S. shareholder" for federal income tax purposes is:

  •
  a citizen or resident of the United States, including an alien individual who is a lawful permanent resident of the United States or meets the substantial presence residency test under the federal income tax laws;

  •
  an entity treated as a corporation for federal income tax purposes, that is created or organized in or under the laws of the United States, any state thereof or the District of Columbia;

  •
  an estate the income of which is subject to federal income taxation regardless of its source; or

  •
  a trust if a court within the United States is able to exercise primary supervision over the administration of the trust and one or more United States persons have the authority to control all substantial decisions of the trust, or an electing trust in existence on August 20, 1996, to the extent provided in Treasury regulations;

whose status as a U.S. shareholder is not overridden by an applicable tax treaty. Conversely, a "non-U.S. shareholder" is a beneficial owner of our shares who is not a U.S. shareholder. If a partnership (including any entity treated as a partnership for federal income tax purposes) is a beneficial owner of our shares, the tax treatment of a partner in the partnership generally will depend upon the status of the partner and the activities of the partnership. A beneficial owner that is a partnership and partners in such a partnership should consult their tax advisors about the federal income tax consequences of the acquisition, ownership and disposition of our shares.

Taxation as a REIT

        For periods ending on or before the date we ceased to be wholly owned by HRP, each of us and any of our subsidiaries was at all times either a qualified REIT subsidiary of HRP within the meaning of Section 856(i) of the IRC or a noncorporate entity that for federal income tax purposes is not treated as separate from HRP under regulations issued under Section 7701 of the IRC. During such periods, we and any of our subsidiaries were not taxpayers separate from HRP for federal income tax purposes; instead, for those periods, HRP remains, pursuant to the transaction agreement we entered with HRP at the time of our IPO, or the transaction agreement, solely responsible for the federal income tax with respect to our assets, liabilities and items of income, deduction and credit as well as the federal income tax filings in respect of our and any of our subsidiaries' operations. Our initial taxable year commenced upon our ceasing to be wholly owned by HRP.

        Commencing with our initial taxable year ended December 31, 2009, we will elect to be taxed as a REIT under Sections 856 through 860 of the IRC. Our REIT election, assuming continuing compliance with the then applicable qualification tests, will continue in effect for subsequent taxable years. Although no assurance can be given, we believe that we have been organized and have operated, and will continue to be organized and to operate, in a manner that qualified and will continue to qualify us to be taxed under the IRC as a REIT.

        As a REIT, we generally are not subject to federal income tax on our net income distributed as dividends to our shareholders. Distributions to our shareholders generally are included in their income as dividends to the extent of our current or accumulated earnings and profits. Our dividends are not generally entitled to the favorable 15% rate on qualified dividend income (scheduled to increase to ordinary income rates for taxable years beginning after December 31, 2010), but a portion of our dividends may be treated as capital gain dividends, all as explained below. No portion of any of our dividends is eligible for the dividends received deduction for corporate shareholders. Distributions in excess of current or accumulated earnings and profits generally are treated for federal income tax purposes as return of capital to the extent of a recipient shareholder's basis in our shares, and will reduce this basis. Our current or accumulated earnings and profits are generally allocated first to distributions made on our preferred shares, if any, and thereafter to distributions made on our common shares. For all these purposes, our distributions include both cash distributions and any in kind distributions of property that we might make.

        Our counsel, Sullivan & Worcester LLP, has opined that we have been organized and will have qualified as a REIT under the IRC for our taxable year ended December 31, 2009 upon our filing a timely REIT federal income tax return for that year, and that our current investments and plan of operation enable us to continue to meet the requirements for qualification and taxation as a REIT under the IRC. Our continued qualification and taxation as a REIT will depend upon our compliance with various qualification tests imposed under the IRC and summarized below. While we believe that we will satisfy these tests, our counsel does not review compliance with these tests on a continuing basis. If we fail to qualify as a REIT, we will be subject to federal income taxation as if we were a

C corporation and our shareholders will be taxed like shareholders of C corporations. In this event, we could be subject to significant tax liabilities, and the amount of cash available for distribution to our shareholders may be reduced or eliminated.

        If we qualify as a REIT and meet the tests described below, we generally will not pay federal income tax on amounts we distribute to our shareholders. However, even if we qualify as a REIT, we may be subject to federal tax in the following circumstances:

  •
  We will be taxed at regular corporate rates on any undistributed "real estate investment trust taxable income," including our undistributed net capital gains.

  •
  If our alternative minimum taxable income exceeds our taxable income, we may be subject to the corporate alternative minimum tax on our items of tax preference.

  •
  If we have net income from the disposition of "foreclosure property" that is held primarily for sale to customers in the ordinary course of business or from other nonqualifying income from foreclosure property, we will be subject to tax on this income at the highest regular corporate rate, currently 35%.

  •
  If we have net income from prohibited transactions, including dispositions of inventory or property held primarily for sale to customers in the ordinary course of business other than foreclosure property, we will be subject to tax on this income at a 100% rate.

  •
  If we fail to satisfy the 75% gross income test or the 95% gross income test discussed below, but nonetheless maintain our qualification as a REIT, we will be subject to tax at a 100% rate on the greater of the amount by which we fail the 75% or the 95% test, with adjustments, multiplied by a fraction intended to reflect our profitability.

  •
  If we fail to distribute for any calendar year at least the sum of 85% of our REIT ordinary income for that year, 95% of our REIT capital gain net income for that year, and any undistributed taxable income from prior periods, we will be subject to a 4% nondeductible excise tax on the excess of the required distribution over the amounts actually distributed.

  •
  If we acquire an asset from a corporation in a transaction in which our basis in the asset is determined by reference to the basis of the asset in the hands of a present or former C corporation, and if we subsequently recognize gain on the disposition of this asset during the ten year period beginning on the date on which the asset ceased to be owned by the C corporation, then we will pay tax at the highest regular corporate tax rate, which is currently 35%, on the lesser of the excess of the fair market value of the asset over the C corporation's basis in the asset on the date the asset ceased to be owned by the C corporation, or the gain we recognize in the disposition.

  •
  If we acquire a corporation, to preserve our status as a REIT we must generally distribute all of the C corporation earnings and profits inherited in that acquisition, if any, not later than the end of the taxable year of the acquisition. However, if we fail to do so, relief provisions would allow us to maintain our status as a REIT provided we distribute any subsequently discovered C corporation earnings and profits and pay an interest charge in respect of the period of delayed distribution.

  •
  As summarized below, REITs are permitted within limits to own stock and securities of a "taxable REIT subsidiary." A taxable REIT subsidiary is separately taxed on its net income as a C corporation, and is subject to limitations on the deductibility of interest expense paid to its REIT parent. In addition, its REIT parent is subject to a 100% tax on the difference between amounts charged and redetermined rents and deductions, including excess interest.

  •
  If and to the extent we invest in properties in foreign jurisdictions, our income from those properties will generally be subject to tax in those jurisdictions. If we continue to operate as we do, then we will distribute our taxable income to our shareholders each year and we will generally not pay federal income tax. As a result, we cannot recover the cost of foreign income taxes imposed on our foreign investments by claiming foreign tax credits against our federal income tax liability. Also, we cannot pass through to our shareholders any foreign tax credits.

        If we fail to qualify or elect not to qualify as a REIT, we will be subject to federal income tax in the same manner as a C corporation. Distributions to our shareholders if we do not qualify as a REIT will not be deductible by us nor will distributions be required under the IRC. In that event, distributions to our shareholders will generally be taxable as ordinary dividends potentially eligible for the 15% income tax rate (scheduled to increase to ordinary income rates for taxable years beginning after December 31, 2010) discussed below in "Taxation of U.S. Shareholders" and, subject to limitations in the IRC, will be eligible for the dividends received deduction for corporate shareholders. Also, we will generally be disqualified from qualification as a REIT for the four taxable years following disqualification. If we do not qualify as a REIT for even one year, this could result in reduction or elimination of distributions to our shareholders, or in our incurring substantial indebtedness or liquidating substantial investments in order to pay the resulting corporate-level taxes. The IRC provides certain relief provisions under which we might avoid automatically ceasing to be a REIT for failure to meet certain REIT requirements, all as discussed in more detail below.

REIT Qualification Requirements

        General Requirements.    Section 856(a) of the IRC defines a REIT as a corporation, trust or association:

  (1)
  that is managed by one or more trustees or directors;

  (2)
  the beneficial ownership of which is evidenced by transferable shares or by transferable certificates of beneficial interest;

  (3)
  that would be taxable, but for Sections 856 through 859 of the IRC, as a C corporation;

  (4)
  that is not a financial institution or an insurance company subject to special provisions of the IRC;

  (5)
  the beneficial ownership of which is held by 100 or more persons;

  (6)
  that is not "closely held" as defined under the personal holding company stock ownership test, as described below; and

  (7)
  that meets other tests regarding income, assets and distributions, all as described below.

Section 856(b) of the IRC provides that conditions (1) through (4) must be met during the entire taxable year and that condition (5) must be met during at least 335 days of a taxable year of 12 months, or during a pro rata part of a taxable year of less than 12 months. Section 856(h)(2) of the IRC provides that neither condition (5) nor (6) need be met for our first taxable year as a REIT. We believe that we have met conditions (1) through (7) during our initial taxable year, and that we can continue to meet these conditions in future taxable years. There can, however, be no assurance in this regard.

        By reason of condition (6), we will fail to qualify as a REIT for a taxable year if at any time during the last half of a year more than 50% in value of our outstanding shares is owned directly or indirectly by five or fewer individuals. To help comply with condition (6), our Declaration of Trust restricts transfers of our shares. In addition, if we comply with applicable Treasury regulations to ascertain the ownership of our shares and do not know, or by exercising reasonable diligence would not have known, that we failed condition (6), then we will be treated as having met condition (6). However, our failure to comply with these regulations for ascertaining ownership may result in a penalty of $25,000, or $50,000 for intentional violations. Accordingly, we have complied and will continue to comply with these regulations, including requesting annually from record holders of significant percentages of our shares information regarding the ownership of our shares. Under our Declaration of Trust, our shareholders are required to respond to these requests for information.

        For purposes of condition (6), the term "individuals" is defined in the IRC to include natural persons, supplemental unemployment compensation benefit plans, private foundations and portions of a trust permanently set aside or used exclusively for charitable purposes, but not other entities or qualified pension plans or profit-sharing trusts. As a result, REIT shares owned by an entity that is not an "individual" are considered to be owned by the direct and indirect owners of the entity that are individuals (as so defined), rather than to be owned by the entity itself. Similarly, REIT shares held by a qualified pension plan or profit-sharing trust are treated as held directly by the beneficiaries in proportion to their actuarial interests in such plan or trust. Consequently, five or fewer such trusts could own more than 50% of the interests in an entity without jeopardizing that entity's federal income tax qualification as a REIT. However, as discussed below, if a REIT is a "pension-held REIT," each qualified pension plan or profit-sharing pension trust owning more than 10% of the REIT's shares by value generally may be taxed on a portion of the dividends it receives from the REIT.

        The IRC provides that we will not automatically fail to be a REIT if we do not meet conditions (1) through (6), provided we can establish reasonable cause for any such failure. Each such excused failure will result in the imposition of a $50,000 penalty instead of REIT disqualification. It is impossible to state whether in all circumstances we would be entitled to the benefit of this relief provision. This relief provision applies to any failure of the applicable conditions, even if the failure first occurred in a prior taxable year.

        Our Wholly-Owned Subsidiaries and Our Investments through Partnerships.    Except in respect of taxable REIT subsidiaries as discussed below, Section 856(i) of the IRC provides that any corporation, 100% of whose stock is held by a REIT, is a qualified REIT subsidiary and shall not be treated as a separate corporation. The assets, liabilities and items of income, deduction and credit of a qualified REIT subsidiary are treated as the REIT's. We believe that each of our direct and indirect wholly-owned subsidiaries, other than the taxable REIT subsidiaries discussed below, will be either a qualified REIT subsidiary within the meaning of Section 856(i) of the IRC, or a noncorporate entity that for federal income tax purposes is not treated as separate from its owner under regulations issued under Section 7701 of the IRC. Thus, except for the taxable REIT subsidiaries discussed below, in applying all the federal income tax REIT qualification requirements described in this summary, all assets, liabilities and items of income, deduction and credit of our direct and indirect wholly-owned subsidiaries are treated as ours.

        We may invest in real estate through one or more limited or general partnerships or limited liability companies that are treated as partnerships for federal income tax purposes. In the case of a REIT that is a partner in a partnership, regulations under the IRC provide that, for purposes of the REIT qualification requirements regarding income and assets discussed below, the REIT is deemed to own its proportionate share of the assets of the partnership corresponding to the REIT's proportionate capital interest in the partnership and is deemed to be entitled to the income of the partnership attributable to this proportionate share. In addition, for these purposes, the character of the assets and gross income of the partnership generally retain the same character in the hands of the REIT. Our proportionate share of the assets, liabilities, and items of income of each partnership in which we become a partner is treated as ours for purposes of the income tests and asset tests discussed below. In contrast, for purposes of the distribution requirement discussed below, we would take into account as a partner our share of the partnership's income as determined under the general federal income tax rules governing partners and partnerships under Sections 701 through 777 of the IRC.

        Taxable REIT Subsidiaries.    We are permitted to own any or all of the securities of a "taxable REIT subsidiary" as defined in Section 856(l) of the IRC, provided that no more than 25% of our assets, at the close of each quarter, is comprised of our investments in the stock or securities of our taxable REIT subsidiaries. Among other requirements, a taxable REIT subsidiary must:

          (1)   be a non-REIT corporation for federal income tax purposes in which we directly or indirectly own shares;

          (2)   join with us in making a taxable REIT subsidiary election;

          (3)   not directly or indirectly operate or manage a lodging facility or a health care facility; and

          (4)   not directly or indirectly provide to any person, under a franchise, license, or otherwise, rights to any brand name under which any lodging facility or health care facility is operated, except that in limited circumstances a subfranchise, sublicense or similar right can be granted to an independent contractor to operate or manage a lodging facility or a health care facility.

        In addition, a corporation other than a REIT in which a taxable REIT subsidiary directly or indirectly owns more than 35% of the voting power or value will automatically be treated as a taxable REIT subsidiary. Subject to the discussion below, we believe that we and our taxable REIT subsidiary have complied with, and will continue to comply with, the requirements for taxable REIT subsidiary status at all times during which we intend for the subsidiary's taxable REIT subsidiary election to be in effect, and we believe that the same will be true for any taxable REIT subsidiary that we later form or acquire.

        Our ownership of stock and securities in taxable REIT subsidiaries is exempt from the 10% and 5% REIT asset tests discussed below. Also, as discussed below, taxable REIT subsidiaries can perform services for our tenants without disqualifying the rents we receive from those tenants under the 75% or 95% gross income tests discussed below. Moreover, because taxable REIT subsidiaries are taxed as C corporations that are separate from us, their assets, liabilities and items of income, deduction and credit generally are not imputed to us for purposes of the REIT qualification requirements described in this summary. Therefore, taxable REIT subsidiaries can generally undertake third-party management and development activities and activities not related to real estate.

        Restrictions are imposed on taxable REIT subsidiaries to ensure that they will be subject to an appropriate level of federal income taxation. For example, a taxable REIT subsidiary may not deduct interest paid in any year to an affiliated REIT to the extent that the interest payments exceed, generally, 50% of the taxable REIT subsidiary's adjusted taxable income for that year. However, the taxable REIT subsidiary may carry forward the disallowed interest expense to a succeeding year, and deduct the interest in that later year subject to that year's 50% adjusted taxable income limitation. In addition, if a taxable REIT subsidiary pays interest, rent, or other amounts to its affiliated REIT in an amount that exceeds what an unrelated third party would have paid in an arm's length transaction, then the REIT generally will be subject to an excise tax equal to 100% of the excessive portion of the payment. Finally, if in comparison to an arm's length transaction, a tenant has overpaid rent to the REIT in exchange for underpaying the taxable REIT subsidiary for services rendered, then the REIT may be subject to an excise tax equal to 100% of the overpayment. There can be no assurance that arrangements involving our taxable REIT subsidiaries will not result in the imposition of one or more of these deduction limitations or excise taxes, but we do not believe that we are or will be subject to these impositions.

        Income Tests.    There are two gross income requirements for qualification as a REIT under the IRC:

  •
  At least 75% of our gross income (excluding: (a) gross income from sales or other dispositions of property held primarily for sale; (b) any income arising from "clearly identified" hedging transactions that we enter into to manage interest rate or price fluctuations with respect to borrowings we incur to acquire or carry real estate assets; (c) any income arising from "clearly identified" hedging transactions that we enter into primarily to manage risk of currency fluctuations relating to any item that qualifies under the 75% or 95% gross income tests; (d) real estate foreign exchange gain (as defined in Section 856(n)(2) of the IRC); and (e) income from the repurchase or discharge of indebtedness) must be derived from investments relating to real property, including "rents from real property" as defined under Section 856 of the IRC, interest and gain from mortgages on real property, income and gain from foreclosure property, or dividends and gain from shares in other REITs. When we receive new capital in exchange for our shares or in a public offering of five-year or longer debt instruments, income attributable to the temporary investment of this new capital in stock or a debt instrument, if received or accrued within one year of our receipt of the new capital, is generally also qualifying income under the 75% gross income test.

  •
  At least 95% of our gross income (excluding: (a) gross income from sales or other dispositions of property held primarily for sale; (b) any income arising from "clearly identified" hedging transactions that we enter into to manage interest rate or price fluctuations with respect to borrowings we incur to acquire or carry real estate assets; (c) any income arising from "clearly identified" hedging transactions that we enter into primarily to manage risk of currency fluctuations relating to any item that qualifies under the 75% or 95% gross income tests; (d) passive foreign exchange gain (as defined in Section 856(n)(3) of the IRC); and (e) income from the repurchase or discharge of indebtedness) must be derived from a combination of items of real property income that satisfy the 75% gross income test described above, dividends, interest, or gains from the sale or disposition of stock, securities, or real property.

For purposes of the 75% and 95% gross income tests outlined above, income derived from a "shared appreciation provision" in a mortgage loan is generally treated as gain recognized on the sale of the property to which it relates. Although we will use our best efforts to ensure that the income generated by our investments will be of a type that satisfies both the 75% and 95% gross income tests, there can be no assurance in this regard.

        In order to qualify as "rents from real property" under Section 856 of the IRC, several requirements must be met:

  •
  The amount of rent received generally must not be based on the income or profits of any person, but may be based on receipts or sales.

  •
  Rents do not qualify if the REIT owns 10% or more by vote or value of the tenant, whether directly or after application of attribution rules. While we intend not to lease property to any party if rents from that property would not qualify as rents from real property, application of the 10% ownership rule is dependent upon complex attribution rules and circumstances that may be beyond our control. For example, an unaffiliated third party's ownership directly or by attribution of 10% or more by value of our shares, as well as an ownership position in the stock of one of our tenants which, when added to our own ownership position in that tenant, totals 10% or more by vote or value of the stock of that tenant, would result in that tenant's rents not qualifying as rents from real property. Our Declaration of Trust disallows transfers or purported acquisitions, directly or by attribution, of our shares to the extent necessary to maintain our REIT status under the IRC. Similarly, for the purpose of HRP retaining its own REIT status under the IRC, HRP's organizational documents contain similar provisions to limit concentrated ownership of beneficial positions in HRP. Furthermore, for as long as HRP owns more than 9.8% of our outstanding shares, the transaction agreement provides that we and HRP will limit ownership in any of our tenants to no more than 4.9% by each party, so that our combined ownership will remain under 10%, and also that we and HRP agree to take reasonable actions to facilitate the REIT status under the IRC of the other. Nevertheless, there can be no assurance that these provisions in our and HRP's organizational documents and in the transaction agreement will be effective to prevent our REIT status from being jeopardized under the 10% affiliated tenant rule. Furthermore, there can be no assurance that we will be able to monitor and enforce these restrictions, nor will our shareholders necessarily be aware of ownership of shares attributed to them under the IRC's attribution rules.

  •
  There is a limited exception to the above prohibition on earning "rents from real property" from a 10% affiliated tenant, if the tenant is a taxable REIT subsidiary. If at least 90% of the leased space of a property is leased to tenants other than taxable REIT subsidiaries and 10% affiliated tenants, and if the taxable REIT subsidiary's rent for space at that property is substantially comparable to the rents paid by nonaffiliated tenants for comparable space at the property, then otherwise qualifying rents paid by the taxable REIT subsidiary to the REIT will not be disqualified on account of the rule prohibiting 10% affiliated tenants.

  •
  In order for rents to qualify, we generally must not manage the property or furnish or render services to the tenants of the property, except through an independent contractor from whom we derive no income or through one of our taxable REIT subsidiaries. There is an exception to this rule permitting a REIT to perform customary tenant services of the sort that a tax-exempt organization could perform without being considered in receipt of "unrelated business taxable income" as defined in Section 512(b)(3) of the IRC. In addition, a de minimis amount of noncustomary services will not disqualify income as "rents from real property" so long as the value of the impermissible services does not exceed 1% of the gross income from the property.

  •
  If rent attributable to personal property leased in connection with a lease of real property is 15% or less of the total rent received under the lease, then the rent attributable to personal property will qualify as "rents from real property"; if this 15% threshold is exceeded, the rent attributable to personal property will not so qualify. The portion of rental income treated as attributable to personal property is determined according to the ratio of the fair market value of the personal property to the total fair market value of the real and personal property that is rented.

We believe that all or substantially all our rents have qualified and will qualify as rents from real property for purposes of Section 856 of the IRC.

        In order to qualify as mortgage interest on real property for purposes of the 75% test, interest must derive from a mortgage loan secured by real property with a fair market value, at the time the loan is made, at least equal to the amount of the loan. If the amount of the loan exceeds the fair market value of the real property, the interest will be treated as interest on a mortgage loan in a ratio equal to the ratio of the fair market value of the real property to the total amount of the mortgage loan.

        Absent the "foreclosure property" rules of Section 856(e) of the IRC, a REIT's receipt of business operating income from a property would not qualify under the 75% and 95% gross income tests. But as foreclosure property, gross income from such a business operation would so qualify. In the case of property leased by a REIT to a tenant, foreclosure property is defined under applicable Treasury regulations to include generally the real property and incidental personal property that the REIT reduces to possession upon a default or imminent default under the lease by the tenant, and as to which a foreclosure property election is made by attaching an appropriate statement to the REIT's federal income tax return.

        Any gain that a REIT recognizes on the sale of foreclosure property, plus any income it receives from foreclosure property that would not qualify under the 75% gross income test in the absence of foreclosure property treatment, reduced by expenses directly connected with the production of those items of income, would be subject to income tax at the maximum corporate rate, currently 35%, under the foreclosure property income tax rules of Section 857(b)(4) of the IRC. Thus, if a REIT should lease foreclosure property in exchange for rent that qualifies as "rents from real property" as described above, then that rental income is not subject to the foreclosure property income tax.

        Other than sales of foreclosure property, any gain we realize on the sale of property held as inventory or other property held primarily for sale to customers in the ordinary course of business will be treated as income from a prohibited transaction that is subject to a penalty tax at a 100% rate. This prohibited transaction income also may adversely affect our ability to satisfy the 75% and 95% gross income tests for federal income tax qualification as a REIT. We cannot provide assurances as to whether or not the IRS might successfully assert that one or more of our dispositions would be subject to the 100% penalty tax. However, we believe that dispositions of assets that we might make will not be subject to the 100% penalty tax, because we intend to:

  •
  own our assets for investment with a view to long-term income production and capital appreciation;

  •
  engage in the business of developing, owning and managing our existing properties and acquiring, developing, owning and managing new properties; and

  •
  make occasional dispositions of our assets consistent with our long-term investment objectives.

        If we fail to satisfy one or both of the 75% or the 95% gross income tests in any taxable year, we may nevertheless qualify as a REIT for that year if we satisfy the following requirements:

  •
  our failure to meet the test is due to reasonable cause and not due to willful neglect, and

  •
  after we identify the failure, we file a schedule describing each item of our gross income included in the 75% or 95% gross income tests for that taxable year.

It is impossible to state whether in all circumstances we would be entitled to the benefit of this relief provision for the 75% and 95% gross income tests. Even if this relief provision does apply, a 100% tax is imposed upon the greater of the amount by which we failed the 75% test or the 95% test, with adjustments, multiplied by a fraction intended to reflect our profitability. This relief provision applies to any failure of the applicable income tests, even if the failure first occurred in a prior taxable year.

        Asset Tests.    At the close of each quarter of each taxable year, we must also satisfy the following asset percentage tests in order to qualify as a REIT for federal income tax purposes:

  •
  At least 75% of our total assets must consist of real estate assets, cash and cash items, shares in other REITs, government securities, and temporary investments of new capital (that is, stock or debt instruments purchased with proceeds of a stock offering or a public offering of our debt with a term of at least five years, but only for the one-year period commencing with our receipt of the offering proceeds).

  •
  Not more than 25% of our total assets may be represented by securities other than those securities that count favorably toward the preceding 75% asset test.

  •
  Of the investments included in the preceding 25% asset class, the value of any one non-REIT issuer's securities that we own may not exceed 5% of the value of our total assets. In addition, we may not own more than 10% of the vote or value of any one non-REIT issuer's outstanding securities, unless that issuer is our taxable REIT subsidiary or the securities are "straight debt" securities or otherwise excepted as discussed below.

  •
  Our stock and securities in a taxable REIT subsidiary are exempted from the preceding 10% and 5% asset tests. However, no more than 25% of our total assets may be represented by stock or securities of taxable REIT subsidiaries.

        When a failure to satisfy the above asset tests results from an acquisition of securities or other property during a quarter, the failure can be cured by disposition of sufficient nonqualifying assets within 30 days after the close of that quarter.

        In addition, if we fail the 5% value test or the 10% vote or value tests at the close of any quarter and do not cure such failure within 30 days after the close of that quarter, that failure will nevertheless be excused if (a) the failure is de minimis and (b) within 6 months after the last day of the quarter in which we identify the failure, we either dispose of the assets causing the failure or otherwise satisfy the 5% value and 10% vote and value asset tests. For purposes of this relief provision, the failure will be "de minimis" if the value of the assets causing the failure does not exceed the lesser of (a) 1% of the total value of our assets at the end of the relevant quarter or (b) $10,000,000. If our failure is not de minimis, or if any of the other REIT asset tests have been violated, we may nevertheless qualify as a REIT if (a) we provide the IRS with a description of each asset causing the failure, (b) the failure was due to reasonable cause and not willful neglect, (c) we pay a tax equal to the greater of (i) $50,000 or (ii) the highest rate of corporate tax imposed (currently 35%) on the net income generated by the assets causing the failure during the period of the failure, and (d) within 6 months after the last day of the quarter in which we identify the failure, we either dispose of the assets causing the failure or otherwise satisfy all of the REIT asset tests. These relief provisions apply to any failure of the applicable asset tests, even if the failure first occurred in a prior taxable year.

        The IRC also provides an excepted securities safe harbor to the 10% value test that includes among other items (a) "straight debt" securities, (b) certain rental agreements in which payment is to be made in subsequent years, (c) any obligation to pay rents from real property, (d) securities issued by governmental entities that are not dependent in whole or in part on the profits of or payments from a nongovernmental entity, and (e) any security issued by another REIT.

        We have maintained and will continue to maintain records of the value of our assets to document our compliance with the above asset tests, and intend to take actions as may be required to cure any failure to satisfy the tests within 30 days after the close of any quarter.

        Annual Distribution Requirements.    In order to qualify for taxation as a REIT under the IRC, we are required to make annual distributions other than capital gain dividends to our shareholders in an amount at least equal to the excess of:

          (A)  the sum of 90% of our "real estate investment trust taxable income," as defined in Section 857 of the IRC, computed by excluding any net capital gain and before taking into account any dividends paid deduction for which we are eligible, and 90% of our net income after tax, if any, from property received in foreclosure, over

          (B)  the sum of our qualifying noncash income, e.g., imputed rental income or income from transactions inadvertently failing to qualify as like-kind exchanges.

The distributions must be paid in the taxable year to which they relate, or in the following taxable year if declared before we timely file our tax return for the earlier taxable year and if paid on or before the first regular distribution payment after that declaration. If a dividend is declared in October, November, or December to shareholders of record during one of those months, and is paid during the following January, then for federal income tax purposes the dividend will be treated as having been both paid and received on December 31 of the prior taxable year. A distribution which is not pro rata within a class of our beneficial interests entitled to a distribution, or which is not consistent with the rights to distributions among our classes of beneficial interests, is a preferential distribution that is not taken into consideration for purposes of the distribution requirements, and accordingly the payment of a preferential distribution could affect our ability to meet the distribution requirements. Taking into account our distribution policies, including the dividend reinvestment plan we have adopted, we do not believe that we have made or will make any preferential distributions. The distribution requirements may be waived by the IRS if a REIT establishes that it failed to meet them by reason of distributions previously made to meet the requirements of the 4% excise tax discussed below. To the extent that we do not distribute all of our net capital gain and all of our real estate investment trust taxable income, as adjusted, we will be subject to tax on undistributed amounts.

        In addition, we will be subject to a 4% nondeductible excise tax to the extent we fail within a calendar year to make required distributions to our shareholders of 85% of our ordinary income and 95% of our capital gain net income plus the excess, if any, of the "grossed up required distribution" for the preceding calendar year over the amount treated as distributed for that preceding calendar year. For this purpose, the term "grossed up required distribution" for any calendar year is the sum of our taxable income for the calendar year without regard to the deduction for dividends paid and all amounts from earlier years that are not treated as having been distributed under the provision. We will be treated as having sufficient earnings and profits to treat as a dividend any distribution by us up to the amount required to be distributed in order to avoid imposition of the 4% excise tax.

        Pursuant to Revenue Procedure 2010-12 and for taxable years ending on or before December 31, 2011, the IRS has indicated that it will respect certain distributions from a publicly traded REIT paid partly in cash and partly in stock as distributions that count toward the REIT's annual distribution requirements. Under Revenue Procedure 2010-12, a publicly traded REIT may pay a distribution partly in shares if each shareholder is permitted to elect to receive his or her distribution in either shares or cash, provided that: (a) the amount of cash that is set aside to be distributed, or cash limitation, is not less than 10% of the total distribution; and (b) if the aggregate amount of cash that shareholders elect to receive exceeds the cash limitation, the full amount of the allocated cash will be distributed pro rata to each shareholder electing to receive cash, such amount being at least 10% of each such shareholder's total distribution. Accordingly, if we elect to pay a distribution to our common shareholders partly in cash and partly in shares with a cash election feature in accordance with this Revenue Procedure 2010-12, then the total distribution will include both the stock component and the cash component, and your tax liability with respect to that distribution may exceed the amount of cash that you receive.

        If we do not have enough cash or other liquid assets to meet the 90% distribution requirements, we may find it necessary and desirable to arrange for new debt or equity financing to provide funds for required distributions in order to maintain our REIT status. We can provide no assurance that financing would be available for these purposes on favorable terms.

        We may be able to rectify a failure to pay sufficient dividends for any year by paying "deficiency dividends" to shareholders in a later year. These deficiency dividends may be included in our deduction for dividends paid for the earlier year, but an interest charge would be imposed upon us for the delay in distribution.

        In addition to the other distribution requirements above, to preserve our status as a REIT we are required to timely distribute C corporation earnings and profits that we inherit from acquired corporations.

Depreciation and Federal Income Tax Treatment of Leases

        Our initial tax bases in our assets will generally be our acquisition cost. We will generally depreciate our real property on a straight-line basis over 40 years and our personal property over the applicable shorter periods. These depreciation schedules may vary for properties that we acquire through tax-free or carryover basis acquisitions, as for example our initial portfolio acquired from HRP as discussed below.

        The initial tax bases and depreciation schedules for the assets we held immediately after we separated from HRP in 2009 depend upon whether the deemed exchange that resulted from that separation was an exchange governed by Sections 351(a), 351(b) and 357(a) of the IRC. Our tax counsel, Sullivan & Worcester LLP, provided to us an opinion that the deemed exchange should be treated as an exchange governed by Sections 351(a) and 357(a) of the IRC, except for up to approximately $6 million of gain recognized by HRP under Section 351(b) of the Code in respect of our obligation to reimburse HRP for certain offering costs, and we have agreed to and will perform all our tax reporting accordingly. This opinion was conditioned upon the assumption that the transaction agreement had been and will be complied with by all parties thereto, upon the accuracy and completeness of the factual matters described in our Registration Statement on Form S-11 filed in connection with our IPO and upon representations made by us and HRP as to certain factual matters. Therefore, we carried over HRP's tax basis and depreciation schedule in each of the assets that we received from HRP, adjusted appropriately for the up to approximately $6 million of gain recognized by HRP under Section 351(b) of the IRC. This conclusion regarding the applicability of Sections 351(a), 351(b) and 357(a) depended upon favorable determinations with regard to each of the following three issues: (a) Section 351(e) of the IRC did not apply to the deemed exchange, or else it would have disqualified the deemed exchange from Sections 351(a) and 351(b) treatment altogether; (b) Section 357(a) rather than Section 357(b) applied to the deemed exchange, or else the liabilities assumed by us from HRP in the deemed exchange would have been taxable consideration (up to the amount of actually realized gains) to HRP; and (c) a judicial recharacterization rule, developed in Waterman Steamship v. Commissioner, 430 F.2d 1185 (5th Cir. 1970), and subsequent tax cases, did not apply to recharacterize our pre-transaction dividends paid to HRP as a taxable sale by HRP for cash. There can be no assurance that the IRS or a court would reach the same conclusion.

        If, contrary to our belief and the opinion of our tax counsel, the deemed exchange were taxable to HRP because Section 351(a), 351(b) or 357(a) of the IRC did not apply, then we would be treated as though we acquired our initial assets from HRP in a mostly or fully taxable acquisition, thereby acquiring aggregate tax bases in these assets greater than the amount that we believe carried over from HRP but also possibly depreciable over longer depreciable lives. In such event, we estimate that our aggregate depreciation deductions for our initial taxable year and many taxable years thereafter could be modestly lower. To address that possibility, we have complied and intend to continue to comply with the annual REIT distribution requirements regardless of whether or not the deemed exchange is treated as a tax free exchange to HRP under Sections 351(a), 351(b) and 357(a) of the IRC, i.e., we determine our distribution requirement assuming the lowest amount of depreciation that could apply. Nevertheless, we may be required to amend our tax reports, including those sent to our shareholders, or may be required to pay deficiency dividends, as discussed above, if the IRS successfully challenges our tax reporting positions.

        We are entitled to depreciation deductions from our facilities only if we are treated for federal income tax purposes as the owner of the facilities. This means that the leases of the facilities must be classified for federal income tax purposes as true leases, rather than as sales or financing arrangements, and we believe this to be the case. In the case of future sale-leaseback arrangements, the IRS could assert that we realize prepaid rental income in the year of purchase to the extent that the value of a leased property, at the time of purchase, exceeds the purchase price for that property. While we believe that the value of leased property at the time of any such purchase will not exceed the purchase price, because of the lack of clear precedent we cannot provide assurances as to whether the IRS might successfully assert the existence of prepaid rental income in any such sale-leaseback transaction.

Taxation of U.S. Shareholders

        The maximum individual federal income tax rate for long-term capital gains is generally 15% (scheduled to increase to 20% for taxable years beginning after December 31, 2010) and for most corporate dividends is generally also 15% (scheduled to increase to ordinary income rates for taxable years beginning after December 31, 2010). However, because we are not generally subject to federal income tax on the portion of our REIT taxable income or capital gains distributed to our shareholders, dividends on our shares generally are not eligible for such 15% tax rate on dividends while that rate is in effect. As a result, our ordinary dividends continue to be taxed at the higher federal income tax rates applicable to ordinary income. However, the favorable federal income tax rates for long-term capital gains, and while in effect, for dividends, generally apply to:

  (1)
  your long-term capital gains, if any, recognized on the disposition of our shares;

  (2)
  our distributions designated as long-term capital gain dividends (except to the extent attributable to real estate depreciation recapture, in which case the distributions are subject to a maximum 25% federal income tax rate);

  (3)
  our dividends attributable to dividends, if any, received by us from non-REIT corporations such as taxable REIT subsidiaries; and

  (4)
  our dividends to the extent attributable to income upon which we have paid federal corporate income tax.

        As long as we qualify as a REIT for federal income tax purposes, a distribution to our U.S. shareholders that we do not designate as a capital gain dividend will be treated as an ordinary income dividend to the extent of our current or accumulated earnings and profits. Distributions made out of our current or accumulated earnings and profits that we properly designate as capital gain dividends will be taxed as long-term capital gains, as discussed below, to the extent they do not exceed our actual net capital gain for the taxable year. However, corporate shareholders may be required to treat up to 20% of any capital gain dividend as ordinary income under Section 291 of the IRC.

        In addition, we may elect to retain net capital gain income and treat it as constructively distributed. In that case:

  (1)
  we will be taxed at regular corporate capital gains tax rates on retained amounts;

  (2)
  each U.S. shareholder will be taxed on its designated proportionate share of our retained net capital gains as though that amount were distributed and designated a capital gain dividend;

  (3)
  each U.S. shareholder will receive a credit for its designated proportionate share of the tax that we pay;

  (4)
  each U.S. shareholder will increase its adjusted basis in our shares by the excess of the amount of its proportionate share of these retained net capital gains over its proportionate share of the tax that we pay; and

  (5)
  both we and our corporate shareholders will make commensurate adjustments in our respective earnings and profits for federal income tax purposes.

If we elect to retain our net capital gains in this fashion, we will notify our U.S. shareholders of the relevant tax information within 60 days after the close of the affected taxable year.

        As discussed above, for noncorporate U.S. shareholders, long-term capital gains are generally taxed at maximum rates of 15% (scheduled to increase to 20% for taxable years beginning after December 31, 2010) or 25%, depending upon the type of property disposed of and the previously claimed depreciation with respect to this property. If for any taxable year we designate capital gain dividends for U.S. shareholders, then a portion of the capital gain dividends we designate will be allocated to the holders of a particular class of shares on a percentage basis equal to the ratio of the amount of the total dividends paid or made available for the year to the holders of that class of shares to the total dividends paid or made available for the year to holders of all classes of our shares. We will similarly designate the portion of any capital gain dividend that is to be taxed to noncorporate U.S. shareholders at the maximum rates of 15% (scheduled to increase to 20% for taxable years beginning after December 31, 2010) or 25% so that the designations will be proportionate among all classes of our shares.

        Distributions in excess of current or accumulated earnings and profits will not be taxable to a U.S. shareholder to the extent that they do not exceed the shareholder's adjusted tax basis in the shareholder's shares, but will reduce the shareholder's basis in those shares. To the extent that these excess distributions exceed the adjusted basis of a U.S. shareholder's shares, they will be included in income as capital gain, with long-term gain generally taxed to noncorporate U.S. shareholders at a maximum rate of 15% (scheduled to increase to 20% for taxable years beginning after December 31, 2010). No U.S. shareholder may include on his federal income tax return any of our net operating losses or any of our capital losses.

        If a dividend is declared in October, November, or December to shareholders of record during one of those months, and is paid during the following January, then for federal income tax purposes the dividend will be treated as having been both paid and received on December 31 of the prior taxable year. Also, items that are treated differently for regular and alternative minimum tax purposes are to be allocated between a REIT and its shareholders under Treasury regulations which are to be prescribed. It is possible that these Treasury regulations will require tax preference items to be allocated to our shareholders with respect to any accelerated depreciation or other tax preference items that we claim.

        A U.S. shareholder will generally recognize gain or loss equal to the difference between the amount realized and the shareholder's adjusted basis in our shares that are sold or exchanged. This gain or loss will be capital gain or loss, and will be long-term capital gain or loss if the shareholder's holding period in the shares exceeds one year. In addition, any loss upon a sale or exchange of our shares held for six months or less will generally be treated as a long-term capital loss to the extent of our long-term capital gain dividends during the holding period.

        The IRC imposes a penalty for the failure to properly disclose a "reportable transaction." A reportable transaction currently includes, among other things, a sale or exchange of our shares resulting in a tax loss in excess of (i) $10 million in any single year or $20 million in any combination of years in the case of our shares held by a C corporation or by a partnership with only C corporation partners or (ii) $2 million in any single year or $4 million in any combination of years in the case of our shares held by any other partnership or an S corporation, trust or individual, including losses that flow through pass through entities to individuals. A taxpayer discloses a reportable transaction by filing IRS Form 8886 with its federal income tax return and, in the first year of filing, a copy of Form 8886 must be sent to the IRS's Office of Tax Shelter Analysis. The penalty for failing to disclose a reportable transaction is generally $10,000 in the case of a natural person and $50,000 in any other case.

        Noncorporate U.S. shareholders who borrow funds to finance their acquisition of our shares could be limited in the amount of deductions allowed for the interest paid on the indebtedness incurred. Under Section 163(d) of the IRC, interest paid or accrued on indebtedness incurred or continued to purchase or carry property held for investment is generally deductible only to the extent of the investor's net investment income. A U.S. shareholder's net investment income will include ordinary income dividend distributions received from us and, if an appropriate election is made by the shareholder, capital gain dividend distributions received from us; however, distributions treated as a nontaxable return of the shareholder's basis will not enter into the computation of net investment income.

Taxation of Tax-Exempt Shareholders

        In Revenue Ruling 66-106, the IRS ruled that amounts distributed by a REIT to a tax-exempt employees' pension trust did not constitute "unrelated business taxable income," even though the REIT may have financed some of its activities with acquisition indebtedness. Although revenue rulings are interpretive in nature and subject to revocation or modification by the IRS, based upon the analysis and conclusion of Revenue Ruling 66-106, our distributions made to shareholders that are tax-exempt pension plans, individual retirement accounts, or other qualifying tax-exempt entities should not constitute unrelated business taxable income, provided that the shareholder has not financed its acquisition of our shares with "acquisition indebtedness" within the meaning of the IRC, and provided further that, consistent with our present intent, we do not hold a residual interest in a real estate mortgage investment conduit.

        Tax-exempt pension trusts that own more than 10% by value of a "pension-held REIT" at any time during a taxable year may be required to treat a percentage of all dividends received from the pension-held REIT during the year as unrelated business taxable income. This percentage is equal to the ratio of:

  (1)
  the pension-held REIT's gross income derived from the conduct of unrelated trades or businesses, determined as if the pension-held REIT were a tax-exempt pension fund, less direct expenses related to that income, to

  (2)
  the pension-held REIT's gross income from all sources, less direct expenses related to that income,

except that this percentage shall be deemed to be zero unless it would otherwise equal or exceed 5%. A REIT is a pension-held REIT if:

  •
  the REIT is "predominantly held" by tax-exempt pension trusts; and

  •
  the REIT would fail to satisfy the "closely held" ownership requirement discussed above if the stock or beneficial interests in the REIT held by tax-exempt pension trusts were viewed as held by tax-exempt pension trusts rather than by their respective beneficiaries.

A REIT is predominantly held by tax-exempt pension trusts if at least one tax-exempt pension trust owns more than 25% by value of the REIT's stock or beneficial interests, or if one or more tax-exempt pension trusts, each owning more than 10% by value of the REIT's stock or beneficial interests, own in the aggregate more than 50% by value of the REIT's stock or beneficial interests. Because of the share ownership concentration restrictions in our Declaration of Trust and Bylaws, we believe that we are not and will not be a pension-held REIT. However, because our shares are publicly traded, we cannot completely control whether or not we are or will become a pension-held REIT.

        Social clubs, voluntary employee benefit associations, supplemental unemployment benefit trusts and qualified group legal services plans exempt from federal income taxation under Sections 501(c)(7), (c)(9), (c)(17) and (c)(20) of the IRC, respectively, are subject to different unrelated business taxable income rules, which generally will require them to characterize distributions from a REIT as unrelated business taxable income. In addition, these prospective investors should consult their own tax advisors concerning any "set aside" or reserve requirements applicable to them.

Taxation of Non-U.S. Shareholders

        The rules governing the United States federal income taxation of non-U.S. shareholders are complex, and the following discussion is intended only as a summary of these rules. If you are a non-U.S. shareholder, we urge you to consult with your own tax advisor to determine the impact of United States federal, state, local, and foreign tax laws, including any tax return filing and other reporting requirements, with respect to your investment in our shares.

        In general, a non-U.S. shareholder will be subject to regular United States federal income tax in the same manner as a U.S. shareholder with respect to its investment in our shares if that investment is effectively connected with the non-U.S. shareholder's conduct of a trade or business in the United States (and, if provided by an applicable income tax treaty, is attributable to a permanent establishment or fixed base the non-U.S. shareholder maintains in the United States). In addition, a corporate non-U.S. shareholder that receives income that is or is deemed effectively connected with a trade or business in the United States may also be subject to the 30% branch profits tax under Section 884 of the IRC, which is payable in addition to regular United States federal corporate income tax. The balance of this discussion of the United States federal income taxation of non-U.S. shareholders addresses only those non-U.S. shareholders whose investment in our shares is not effectively connected with the conduct of a trade or business in the United States.

        A distribution by us to a non-U.S. shareholder that is not attributable to gain from the sale or exchange of a United States real property interest and that is not designated as a capital gain dividend will be treated as an ordinary income dividend to the extent that it is made out of current or accumulated earnings and profits. A distribution of this type will generally be subject to United States federal income tax and withholding at the rate of 30% or at a lower rate if the non-U.S. shareholder has in the manner prescribed by the IRS demonstrated its entitlement to benefits under a tax treaty. In the case of any in kind distributions of property, we or other applicable withholding agents will collect the amount required to be withheld by reducing to cash for remittance to the IRS a sufficient portion of the property that the non-U.S. shareholder would otherwise receive, and the non-U.S. shareholder may bear brokerage or other costs for this withholding procedure. Because we cannot determine our current and accumulated earnings and profits until the end of the taxable year, withholding at the rate of 30% or applicable lower treaty rate will generally be imposed on the gross amount of any distribution to a non-U.S. shareholder that we make and do not designate a capital gain dividend. Notwithstanding this withholding on distributions in excess of our current and accumulated earnings and profits, these distributions are a nontaxable return of capital to the extent that they do not exceed the non-U.S. shareholder's adjusted basis in our shares, and the nontaxable return of capital will reduce the adjusted basis in these shares. To the extent that distributions in excess of current and accumulated earnings and profits exceed the non-U.S. shareholder's adjusted basis in our shares, the distributions will give rise to tax liability if the non-U.S. shareholder would otherwise be subject to tax on any gain from the sale or exchange of these shares, as discussed below. A non-U.S. shareholder may seek a refund from the IRS of amounts withheld on distributions to him in excess of our current and accumulated earnings and profits.

        From time to time, some of our distributions may be attributable to the sale or exchange of United States real property interests. However, capital gain dividends that are received by a non-U.S. shareholder, including dividends attributable to our sales of United States real property interests, and that are deductible by us will be subject to the taxation and withholding regime applicable to ordinary income dividends and the branch profits tax will not apply, provided that (1) the capital gain dividends are received with respect to a class of shares that is "regularly traded" on a domestic "established securities market" such as the NYSE, both as defined by applicable Treasury regulations, and (2) the non-U.S. shareholder does not own more than 5% of that class of shares at any time during the one-year period ending on the date of distribution of the capital gain dividends. If both of these provisions are satisfied, qualifying non-U.S. shareholders will not be subject to withholding on capital gain dividends as though those amounts were effectively connected with a United States trade or business, and qualifying non-U.S. shareholders will not be required to file United States federal income tax returns or pay branch profits tax in respect of these capital gain dividends. Instead, these dividends will be subject to United States federal income tax and withholding as ordinary dividends, currently at a 30% tax rate unless reduced by applicable treaty, as discussed below. Although there can be no assurance in this regard, we believe that our common shares have been and will remain "regularly traded" on a domestic "established securities market" within the meaning of applicable Treasury regulations; however, we can provide no assurance that our shares will continue to be "regularly traded" on a domestic "established securities market" in future taxable years.

        Except as discussed above, for any year in which we qualify as a REIT, distributions that are attributable to gain from the sale or exchange of a United States real property interest are taxed to a non-U.S. shareholder as if these distributions were gains effectively connected with a trade or business in the United States conducted by the non-U.S. shareholder. Accordingly, a non-U.S. shareholder that does not qualify for the special rule above will be taxed on these amounts at the normal capital gain rates applicable to a U.S. shareholder, subject to any applicable alternative minimum tax and to a special alternative minimum tax in the case of nonresident alien individuals; such a non-U.S. shareholder will be required to file a United States federal income tax return reporting these amounts, even if applicable withholding is imposed as described below; and such a non-U.S. shareholder that is also a corporation may owe the 30% branch profits tax under Section 884 of the IRC in respect of these amounts. We or other applicable withholding agents will be required to withhold from distributions to such non-U.S. shareholders, and remit to the IRS, 35% of the maximum amount of any distribution that could be designated as a capital gain dividend. In addition, for purposes of this withholding rule, if we designate prior distributions as capital gain dividends, then subsequent distributions up to the amount of the designated prior distributions will be treated as capital gain dividends. The amount of any tax withheld is creditable against the non-U.S. shareholder's United States federal income tax liability, and the non-U.S. shareholder may file for a refund from the IRS of any amount of withheld tax in excess of that tax liability.

        A special "wash sale" rule applies to a non-U.S. shareholder who owns any class of our shares if (1) the shareholder owns more than 5% of that class of shares at any time during the one-year period ending on the date of the distribution described below, or (2) that class of our shares is not, within the meaning of applicable Treasury regulations, "regularly traded" on a domestic "established securities market" such as the NYSE. Although there can be no assurance in this regard, we believe that our common shares have been and will remain "regularly traded" on a domestic "established securities market" within the meaning of applicable Treasury regulations, all as discussed above; however, we can provide no assurance that our shares will continue to be "regularly traded" on a domestic "established securities market" in future taxable years. We thus anticipate this wash sale rule to apply, if at all, only to a non-U.S. shareholder that owns more than 5% of either our common shares or any class of our preferred shares. Such a non-U.S. shareholder will be treated as having made a "wash sale" of our shares if it (1) disposes of an interest in our shares during the 30 days preceding the ex-dividend date of a distribution by us that, but for such disposition, would have been treated by the non-U.S. shareholder in whole or in part as gain from the sale or exchange of a United States real property interest, and then (2) acquires or enters into a contract to acquire a substantially identical interest in our shares, either actually or constructively through a related party, during the 61-day period beginning 30 days prior to the ex-dividend date. In the event of such a wash sale, the non-U.S. shareholder will have gain from the sale or exchange of a United States real property interest in an amount equal to the portion of the distribution that, but for the wash sale, would have been a gain from the sale or exchange of a United States real property interest. As discussed above, a non-U.S. shareholder's gain from the sale or exchange of a United States real property interest can trigger increased United States taxes, such as the branch profits tax applicable to non-U.S. corporations, and increased United States tax filing requirements.

        If for any taxable year we designate capital gain dividends for our shareholders, then a portion of the capital gain dividends we designate will be allocated to the holders of a particular class of shares on a percentage basis equal to the ratio of the amount of the total dividends paid or made available for the year to the holders of that class of shares to the total dividends paid or made available for the year to holders of all classes of our shares.

        Tax treaties may reduce the withholding obligations on our distributions. Under some treaties, however, rates below 30% that are applicable to ordinary income dividends from United States corporations may not apply to ordinary income dividends from a REIT or may apply only if the REIT meets certain additional conditions. You must generally use an applicable IRS Form W-8, or substantially similar form, to claim tax treaty benefits. If the amount of tax withheld with respect to a distribution to a non-U.S. shareholder exceeds the shareholder's United States federal income tax liability with respect to the distribution, the non-U.S. shareholder may file for a refund of the excess from the IRS. The 35% withholding tax rate discussed above on some capital gain dividends corresponds to the maximum income tax rate applicable to corporate non-U.S. shareholders but is higher than the current 15% and 25% maximum rates on capital gains generally applicable to noncorporate non-U.S. shareholders. Treasury regulations also provide special rules to determine whether, for purposes of determining the applicability of a tax treaty, our distributions to a non-U.S. shareholder that is an entity should be treated as paid to the entity or to those owning an interest in that entity, and whether the entity or its owners are entitled to benefits under the tax treaty. In the case of any in kind distributions of property, we or other applicable withholding agents will have to collect the amount required to be withheld by reducing to cash for remittance to the IRS a sufficient portion of the property that the non-U.S. shareholder would otherwise receive, and the non-U.S. shareholder may bear brokerage or other costs for this withholding procedure.

        If our shares are not "United States real property interests" within the meaning of Section 897 of the IRC, then a non-U.S. shareholder's gain on sale of these shares generally will not be subject to United States federal income taxation, except that a nonresident alien individual who was in the United States for 183 days or more during the taxable year may be subject to a 30% tax on this gain. Our shares will not constitute a United States real property interest if we are a "domestically controlled REIT." A domestically controlled REIT is a REIT in which at all times during the preceding five-year period less than 50% in value of its shares is held directly or indirectly by foreign persons. We believe that we have been and will remain a domestically controlled REIT and thus a non-U.S. shareholder's gain on sale of our shares will not be subject to United States federal income taxation. However, because our shares are publicly traded, we can provide no assurance that we have been or will remain a domestically controlled REIT. If we are not a domestically controlled REIT, a non-U.S. shareholder's gain on sale of our shares will not be subject to United States federal income taxation as a sale of a United States real property interest, if that class of shares is "regularly traded," as defined by applicable Treasury regulations, on an established securities market like the NYSE, and the non-U.S. shareholder has at all times during the preceding five years owned 5% or less by value of that class of shares. In this regard, because the shares of others may be redeemed, a non-U.S. shareholder's percentage interest in a class of our shares may increase even if it acquires no additional shares in that class. If the gain on the sale of our shares were subject to United States federal income taxation, the non-U.S. shareholder will generally be subject to the same treatment as a U.S. shareholder with respect to its gain, will be required to file a United States federal income tax return reporting that gain, and a corporate non-U.S. shareholder might owe branch profits tax under Section 884 of the IRC. A purchaser of our shares from a non-U.S. shareholder will not be required to withhold on the purchase price if the purchased shares are regularly traded on an established securities market or if we are a domestically controlled REIT. Otherwise, a purchaser of our shares from a non-U.S. shareholder may be required to withhold 10% of the purchase price paid to the non-U.S. shareholder and to remit the withheld amount to the IRS.

Backup Withholding and Information Reporting

        Information reporting and backup withholding may apply to distributions or proceeds paid to our shareholders under the circumstances discussed below. The backup withholding rate is currently 28% and is scheduled to increase to 31% after 2010. Amounts withheld under backup withholding are generally not an additional tax and may be refunded by the IRS or credited against the shareholder's federal income tax liability. In the case of any in kind distributions of property by us to a shareholder, we or other applicable withholding agents will have to collect any applicable backup withholding by reducing to cash for remittance to the IRS a sufficient portion of the property that our shareholder would otherwise receive, and the shareholder may bear brokerage or other costs for this withholding procedure.

        A U.S. shareholder will be subject to backup withholding when it receives distributions on our shares or proceeds upon the sale, exchange, redemption, retirement or other disposition of our shares, unless the U.S. shareholder properly executes, or has previously properly executed, under penalties of perjury an IRS Form W-9 or substantially similar form that:

  •
  provides the U.S. shareholder's correct taxpayer identification number; and

  •
  certifies that the U.S. shareholder is exempt from backup withholding because it is a corporation or comes within another exempt category, it has not been notified by the IRS that it is subject to backup withholding, or it has been notified by the IRS that it is no longer subject to backup withholding.

If the U.S. shareholder has not provided and does not provide its correct taxpayer identification number on the IRS Form W-9 or substantially similar form, it may be subject to penalties imposed by the IRS, and we or other applicable withholding agents may have to withhold a portion of any distributions or proceeds paid to such U.S. shareholder. Unless the U.S. shareholder has established on a properly executed IRS Form W-9 or substantially similar form that it is a corporation or comes within another exempt category, distributions or proceeds on our shares paid to it during the calendar year, and the amount of tax withheld, if any, will be reported to it and to the IRS.

        Distributions on our shares to a non-U.S. shareholder during each calendar year and the amount of tax withheld, if any, will generally be reported to the non-U.S. shareholder and to the IRS. This information reporting requirement applies regardless of whether the non-U.S. shareholder is subject to withholding on distributions on our shares or whether the withholding was reduced or eliminated by an applicable tax treaty. Also, distributions paid to a non-U.S. shareholder on our shares may be subject to backup withholding, unless the non-U.S. shareholder properly certifies its non-U.S. shareholder status on an IRS Form W-8 or substantially similar form in the manner described above. Similarly, information reporting and backup withholding will not apply to proceeds a non-U.S. shareholder receives upon the sale, exchange, redemption, retirement or other disposition of our shares, if the non-U.S. shareholder properly certifies its non-U.S. shareholder status on an IRS Form W-8 or substantially similar form. Even without having executed an IRS Form W-8 or substantially similar form, however, in some cases information reporting and backup withholding will not apply to proceeds that a non-U.S. shareholder receives upon the sale, exchange, redemption, retirement or other disposition of our shares if the non-U.S. shareholder receives those proceeds through a broker's foreign office.

Other Tax Consequences

        Our tax treatment and that of our shareholders may be modified by legislative, judicial, or administrative actions at any time, which actions may be retroactive in effect. The rules dealing with federal income taxation are constantly under review by the Congress, the IRS and the Treasury Department, and statutory changes, new regulations, revisions to existing regulations, and revised interpretations of established concepts are issued frequently. Likewise, the rules regarding taxes other than federal income taxes may also be modified. No prediction can be made as to the likelihood of passage of new tax legislation or other provisions, or the direct or indirect effect on us and our shareholders. Revisions to tax laws and interpretations of these laws could adversely affect the tax or other consequences of an investment in our shares. We and our shareholders may also be subject to taxation by state, local or other jurisdictions, including those in which we or our shareholders transact business or reside. These tax consequences may not be comparable to the federal income tax consequences discussed above.

ERISA PLANS, KEOGH PLANS AND INDIVIDUAL RETIREMENT ACCOUNTS

General Fiduciary Obligations

        Fiduciaries of a pension, profit-sharing or other employee benefit plan subject to Title I of the Employee Retirement Income Security Act of 1974, as amended, or ERISA, must consider whether:

  •
  their investment in our shares satisfies the diversification requirements of ERISA;

  •
  the investment is prudent in light of possible limitations on the marketability of our shares;

  •
  they have authority to acquire our shares under the applicable governing instrument and Title I of ERISA; and

  •
  the investment is otherwise consistent with their fiduciary responsibilities.

        Trustees and other fiduciaries of an ERISA plan may incur personal liability for any loss suffered by the plan on account of a violation of their fiduciary responsibilities. In addition, these fiduciaries may be subject to a civil penalty of up to 20% of any amount recovered by the plan on account of a violation. Fiduciaries of any IRA, Roth IRA, Keogh Plan or other qualified retirement plan not subject to Title I of ERISA, referred to as "non-ERISA plans," should consider that a plan may only make investments that are authorized by the appropriate governing instrument.

        Fiduciaries considering an investment in our securities should consult their own legal advisors if they have any concern as to whether the investment is consistent with the foregoing criteria or is otherwise appropriate. The sale of our securities to a plan is in no respect a representation by us or any underwriter of the securities that the investment meets all relevant legal requirements with respect to investments by plans generally or any particular plan, or that the investment is appropriate for plans generally or any particular plan.

Prohibited Transactions

        Fiduciaries of ERISA plans and persons making the investment decision for an IRA or other non-ERISA plan should consider the application of the prohibited transaction provisions of ERISA and the IRC in making their investment decision. Sales and other transactions between an ERISA or non-ERISA plan, and persons related to it, are prohibited transactions. The particular facts concerning the sponsorship, operations and other investments of an ERISA plan or non-ERISA plan may cause a wide range of other persons to be treated as disqualified persons or parties in interest with respect to it. A prohibited transaction, in addition to imposing potential personal liability upon fiduciaries of ERISA plans, may also result in the imposition of an excise tax under the IRC or a penalty under ERISA upon the disqualified person or party in interest with respect to the plan. If the disqualified person who engages in the transaction is the individual on behalf of whom an IRA or Roth IRA is maintained or his beneficiary, the IRA or Roth IRA may lose its tax-exempt status and its assets may be deemed to have been distributed to the individual in a taxable distribution on account of the prohibited transaction, but no excise tax will be imposed. Fiduciaries considering an investment in our securities should consult their own legal advisors as to whether the ownership of our securities involves a prohibited transaction.

"Plan Assets" Considerations

        The Department of Labor, which has administrative responsibility over ERISA plans as well as non-ERISA plans, has issued a regulation defining "plan assets." The regulation generally provides that when an ERISA or non-ERISA plan acquires a security that is an equity interest in an entity and that security is neither a "publicly offered security" nor a security issued by an investment company registered under the Investment Company Act of 1940, as amended, the ERISA plan's or non-ERISA plan's assets include both the equity interest and an undivided interest in each of the underlying assets of the entity, unless it is established either that the entity is an operating company or that equity participation in the entity by benefit plan investors is not significant.

        Each class of our shares (that is, our common shares and any class of preferred shares that we may issue) must be analyzed separately to ascertain whether it is a publicly offered security. The regulation defines a publicly offered security as a security that is "widely held," "freely transferable" and either part of a class of securities registered under the Exchange Act, or sold under an effective registration statement under the Securities Act of 1933, as amended, provided the securities are registered under the Exchange Act within 120 days after the end of the fiscal year of the issuer during which the offering occurred. Each class of our outstanding shares has been registered under the Exchange Act within the necessary time frame to satisfy the foregoing condition.

        The regulation provides that a security is "widely held" only if it is part of a class of securities that is owned by 100 or more investors independent of the issuer and of one another. However, a security will not fail to be "widely held" because the number of independent investors falls below 100 subsequent to the initial public offering as a result of events beyond the issuer's control. We believe our common shares are and will remain widely held, and we expect the same to be true of any class of preferred shares that we may issue, but we can give no assurances in this regard.

        The regulation provides that whether a security is "freely transferable" is a factual question to be determined on the basis of all relevant facts and circumstances. The regulation further provides that, where a security is part of an offering in which the minimum investment is $10,000 or less, some restrictions on transfer ordinarily will not, alone or in combination, affect a finding that these securities are freely transferable. The restrictions on transfer enumerated in the regulation as not affecting that finding include:

  •
  any restriction on or prohibition against any transfer or assignment which would result in a termination or reclassification for federal or state tax purposes, or would otherwise violate any state or federal law or court order;

  •
  any requirement that advance notice of a transfer or assignment be given to the issuer and any requirement that either the transferor or transferee, or both, execute documentation setting forth representations as to compliance with any restrictions on transfer which are among those enumerated in the regulation as not affecting free transferability, including those described in the preceding clause of this sentence;

  •
  any administrative procedure which establishes an effective date, or an event prior to which a transfer or assignment will not be effective; and

  •
  any limitation or restriction on transfer or assignment that is not imposed by the issuer or a person acting on behalf of the issuer.

        We believe that the restrictions imposed under our Declaration of Trust on the transfer of shares do not result in the failure of our shares to be "freely transferable." Furthermore, we believe that there exist no other facts or circumstances limiting the transferability of our shares which are not included among those enumerated as not affecting their free transferability under the regulation, and we do not expect or intend to impose in the future, or to permit any person to impose on our behalf, any limitations or restrictions on transfer which would not be among the enumerated permissible limitations or restrictions.

        Assuming that each class of our shares will be "widely held" and that no other facts and circumstances exist which restrict transferability of these shares, we have received an opinion of our counsel, Sullivan & Worcester LLP, that our shares will not fail to be "freely transferable" for purposes of the regulation due to the restrictions on transfer of the shares under our Declaration of Trust and that under the regulation each class of our currently outstanding shares is publicly offered and our assets will not be deemed to be "plan assets" of any ERISA plan or non-ERISA plan that invests in our shares.

Item 1A.    Risk Factors

        Our business faces many risks. The risks described below may not be the only risks we face, but are the risks we know of that we believe may be material at this time. Additional risks that we do not yet know of, or that we currently think are immaterial, may also impair our business operations or financial results. If any of the events or circumstances described in the following risks occurs, our business, financial condition or results of operations could suffer and the trading price of our securities could decline. Investors and prospective investors should consider the following risks and the information contained under the heading "Warning Concerning Forward Looking Statements" before deciding whether to invest in our securities.

Risks Related to Our Business

We may be unable to identify additional properties to acquire and grow our business.

        Our business plan is to acquire additional properties that are majority leased to government tenants. There are a limited number of such properties, and we will have fewer opportunities to grow our investments than REITs that purchase properties that are leased to both government and non-government tenants or that are not leased when they are acquired. Accordingly, our business plan to acquire additional properties that are majority leased to government tenants may not succeed.

We may be unable to access the capital necessary to repay debts, invest in our properties or fund acquisitions.

        We intend to elect and qualify to be taxed as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2009. To qualify for taxation as a REIT, we will be required to distribute at least 90% of our annual REIT taxable income (excluding capital gains) and satisfy a number of organizational and operational requirements to which REITs are subject. Accordingly, we generally will not be able to retain sufficient cash from operations to repay debts, invest in our properties or fund acquisitions. Our business and growth strategies depend, in part, upon our ability to raise additional capital at reasonable costs to repay our debts, invest in our properties and fund new acquisitions. Recently, there has been a significant reduction in the amount of capital available for real estate investments on a global basis. Our ability to raise reasonably priced capital is not guaranteed; we may be unable to raise reasonably priced capital because of reasons related to our business or for reasons beyond our control, such as market conditions. Additionally, since we are a recently formed company with a limited operating history, it may be more difficult for us to raise reasonably priced capital than more established companies, many of which have established financing programs and, in some cases, have investment grade credit ratings. If we are unable to raise reasonably priced capital, our business and growth strategies may fail.

We face significant competition.

        We plan to acquire properties that are majority leased to government tenants whenever we are able to identify such investment opportunities and have sufficient available financing to complete such acquisitions. We face competition for acquisition opportunities from other investors and this competition may subject us to the following risks:

  •
  we may be unable to acquire a desired property because of competition from other well capitalized real estate investors, including other REITs, financial institutions, individuals and public and private companies who are engaged in our business; and

  •
  competition from other real estate investors may significantly increase the purchase price we must pay to acquire properties, especially as access to debt capital becomes more readily available and lending terms become more lenient.

        In addition, substantially all of our properties face competition for tenants. Some competing properties may be newer, better located and more attractive to tenants. Competing properties may have lower rates of occupancy than our properties, which may result in competing owners leasing available space at lower rents than we offer at our properties. This competition may affect our ability to attract and retain tenants and may reduce the rents we are able to charge. Government tenants may be particularly difficult to attract and retain because they may be viewed as desirable tenants by other landlords.

Our acquisitions may not be successful.

        Our business strategy contemplates acquisitions of additional properties. We cannot assure you that acquisitions we make will prove to be successful. Notwithstanding pre-acquisition due diligence, we do not believe that it is possible to fully understand a property before it is owned and operated for an extended period of time. For example, we could acquire a property that contains undisclosed defects in design or construction. In addition, after our acquisition of a property, the market in which the acquired property is located may experience unexpected changes that adversely affect the property's value. The occupancy of properties that we acquire may decline during our ownership, and rents that are in effect at the time a property is acquired may decline thereafter. Also, our property operating expenses at properties we acquire may be higher than we anticipated at the time of our acquisitions and such acquisitions may not yield the returns we expect and, if financed using debt or new equity issuances, may result in shareholder dilution. For these reasons, among others, our property acquisitions may cause us to experience losses.

The U.S. Government's "green lease" policies may adversely affect us.

        In recent years the U.S. Government has instituted "green lease" policies which allow a government tenant to require leadership in energy and environmental design for commercial interiors, or LEED®-CI, certification in selecting new premises or renewing leases at existing premises. In addition, the Energy Independence and Security Act of 2007 allows the GSA to prefer buildings for lease that have received an "Energy Star" label. Obtaining such certifications and labels may be costly and time consuming, but our failure to do so may result in our competitive disadvantage in acquiring new or retaining existing government tenants.

We may be unable to lease our properties when our leases expire.

        The weighted average remaining term of our leases in effect as of December 31, 2009 is 4.1 years based both upon annual rental income and occupied square footage. As of December 31, 2009, leases representing approximately 64.7% of our rental income and 63.9% of our occupied square footage will expire by December 31, 2013. Although we will seek to renew our leases with current tenants when these leases expire, we can provide no assurance that we will be successful in doing so. If our tenants do not renew their leases, we may be unable to enter leases with substitute tenants.

When we renew leases or lease to new tenants our rents may decline and our expenses may increase.

        When we renew leases or lease to new tenants we may receive less rent than we received under the leases that expired. Laws and regulations applicable to government leasing often require public solicitations of bids when new or renewal leases are being considered. Market conditions may require us to lower our rents to retain government tenants. Some of our current rents include payments to amortize the cost of tenant improvements which government tenants may be unwilling to pay or contractually allowed to eliminate when leases are renewed. Also, whenever we renew leases or lease to new tenants we may have to spend substantial amounts for tenant fit out, leasing commissions and other tenant inducements. As a consequence of lower rents or increased expenses when we renew leases or lease to new tenants, our net income and cash available to pay distributions to you may decline.

Some government tenants have the right to terminate their leases prior to their lease expiration date.

        Almost all of our current rents come from government tenants. Some of our leases with government tenants allow the tenants to vacate the leased premises before the stated terms of the leases expire with little or no liability. In particular:

  •
  Tenants occupying approximately 13.7% of our rentable square feet and contributing approximately 11.1% of our rental income as of December 31, 2009, have currently exercisable rights to terminate their leases before the stated term of their lease expires.

  •
  In 2010, 2011, 2012 and 2014, early termination rights become exercisable by other tenants who currently occupy an additional approximately 6.5%, 2.5%, 1.1% and 2.5% of our rentable square feet, respectively, and contribute an additional approximately 5.4%, 4.2%, 1.2% and 3.0% of our rental income, respectively, as of December 31, 2009.

  •
  Two of our state government tenants have the currently exercisable right to terminate their leases if these states do not appropriate rent in their respective annual budgets. These two tenants occupy approximately 3.4% of our rentable square feet and contribute approximately 2.4% of our rental income as of December 31, 2009.

        For fiscal policy reasons, security concerns or other reasons, some or all of our government tenants may decide to vacate our properties. If a significant number of such vacancies occur, our rental income may materially decline and we may become unable to pay regular distributions to you or we may reduce the amounts of such distributions.

An increase in the amount of government owned real estate may adversely affect us.

        The American Recovery and Reinvestment Act of 2009, enacted in February 2009, included several billion dollars for construction, repair and alteration of government owned buildings. It remains unclear how these expenditures may impact us. If there is a large increase in the amount of government owned real estate as a consequence of this legislation, certain government tenants may relocate from our properties to government owned real estate. Similarly, it may become more difficult for us to renew our government leases when they expire or to locate additional properties that are majority leased to government tenants in order to grow our business if more government owned space is developed.

We currently have a concentration of properties in the DC metro area and are exposed to changes in market conditions in this area.

        Approximately 30.8% of our rental income as of December 31, 2009 was received from properties located in the DC metro area. A downturn in economic conditions in this area could result in reduced demand from tenants for our properties or lower the rents that our government tenants in this area are willing to pay when our leases expire and renewal terms are negotiated. Additionally, within the past few years there has been a large number of speculative real estate developments in the DC metro area, and a surplus of newly developed space could adversely affect our ability to retain our government tenants when our leases expire.

Our failure or inability to meet certain terms of our secured revolving credit facility would adversely affect our business and may prevent our paying distributions to you.

        Our $250 million secured revolving credit facility includes various conditions to our borrowing and various financial and other covenants and events of default. We may not be able to satisfy all of these conditions or may default on some of these covenants for various reasons, including matters which are beyond our control. For example, our ability to borrow under our secured revolving credit facility depends upon the net rental income received from the collateral properties. Similarly, important financial covenants in our secured revolving credit facility include our covenant to maintain certain debt service and leverage ratios, our compliance with which depends upon the net rental income we receive from all our properties. In the event that the occupancy at our properties which are collateral for our secured revolving credit facility were to decline or if the rents we can charge for these properties were to decline, we may be unable to borrow under our secured revolving credit facility, the amounts we may borrow under our secured revolving credit facility may decrease or we may be in default under our secured revolving credit facility. In addition, our secured revolving credit facility provides that a change in control of us or a termination of our management agreements with RMR may cause the amounts outstanding under our secured revolving credit facility to become immediately due and payable.

        If we are unable to borrow under our secured revolving credit facility we may be unable to meet our business obligations or to grow by buying additional properties, or we may be required to sell some of our properties. If we default under our secured revolving credit facility at a time when borrowed amounts are outstanding under our secured revolving credit facility, our lenders may demand immediate payment or foreclose our properties or realize upon other assets which are their collateral. The covenants and conditions which apply to us with respect to debt, if any, which we incur in addition to our secured revolving credit facility may be more restrictive than the covenants and conditions in our secured revolving credit facility. Any default under our outstanding secured revolving credit facility or other debt we may incur would likely have serious and adverse consequences to us and would likely cause the market price of our securities to materially decline.

        A covenant in our secured revolving credit facility prohibits us from paying distributions in excess of 95% of our Funds From Operations, as defined therein, other than certain distributions in connection with qualifying as a REIT. Our rental income could decline to a level whereby our current distribution rate would exceed 95% of our defined Funds From Operations, and, as a consequence, we would not be permitted under our secured revolving credit facility to make a distribution at our expected distribution rate.

Amounts recoverable under our leases for increased operating costs may be less than the actual increased costs.

        Under most of our leases, the tenant's obligation to pay us adjusted rent for increased operating costs (e.g. the costs of cleaning services, supplies, materials, maintenance, trash removal, landscaping, water, sewer charges, heating, electricity and certain administrative expenses) is increased annually based on a cost of living index rather than the actual amount of our costs. Accordingly, the amount of any rent adjustment may not fully offset any increased costs we may incur in providing these services, including any increased energy costs which result from climate change laws designed to reduce carbon emissions.

Increasing interest rates may adversely affect us and the value of your investment in our securities.

        There are three principal ways that increasing interest rates may adversely affect us and the value of your investment in our securities:

  •
  Funds borrowed under our secured revolving credit facility bear interest at variable rates. If interest rates increase, so will our interest costs, which could adversely affect our cash flow, our ability to pay principal and interest on our debt, our cost of refinancing our debt when it becomes due and our ability to pay distributions to you.

  •
  An increase in interest rates could decrease the amount buyers may be willing to pay for our properties, thereby reducing the market value of our properties and limiting our ability to sell properties or to obtain mortgage financing secured by our properties.

  •
  We expect to pay regular distributions on our Shares. When interest rates on debt investments available to investors rise, the market prices of distribution paying securities often decline. Accordingly, if interest rates rise, the market price of your Shares may decline.

Real estate ownership creates risks and liabilities.

        Our business is subject to risks associated with real estate ownership, including:

  •
  property and casualty losses, some of which may be uninsured;

  •
  defaults by our tenants;

  •
  the illiquid nature of real estate markets which limits our ability to sell our assets rapidly to respond to changing market conditions;

  •
  costs that may be incurred relating to property maintenance and repair, and the need to make expenditures due to changes in governmental regulations, including the Americans with Disabilities Act; and

  •
  asbestos, lead and mold related liabilities and costs of containment or removal and other environmental hazards at our properties for which we may be liable, including those created by prior owners or occupants, existing tenants, adjacent properties or other parties.

Acquisition and ownership of real estate is subject to environmental and climate change risks.

        Acquisition and ownership of real estate is subject to risks associated with environmental hazards. We may be liable for environmental hazards at our properties, including those created by prior owners or occupants, existing tenants, abutters or other persons. Our properties may be subject to environmental laws for certain hazardous substances used to maintain these properties, such as chemicals used to clean, pesticides and lawn maintenance materials, and for other conditions, such as the presence of harmful mold. Various federal and state laws impose environmental liabilities upon property owners, such as us, for any environmental damages arising on properties they own or occupy, and we are not assured that we will not be held liable for environmental clean up at our properties, including environmental damages at sites we own and lease to our tenants. As an owner or previous owner of properties which contain environmental hazards, we also may be liable to pay damages to governmental agencies or third parties for costs and damages they incur arising from environmental hazards at the properties. Moreover, the costs and damages which may arise from environmental hazards are often difficult to project.

        The current political debate about climate change has resulted in various treaties, laws and regulations which are intended to limit carbon emissions. We believe these laws being enacted or proposed may cause energy costs at our properties to increase. Under most of our leases the tenant's obligation to pay us adjusted rent for increased operating costs is limited annually to a cost of living index increase rather than the actual amount of our costs. As a result, in the event our operating costs, including energy costs, exceed the cost of living index, we will be required to bear those excess costs.

Risks Related to Our Relationships with HRP and RMR

As long as HRP retains significant ownership of us, your ability to influence matters requiring shareholder approval will be limited.

        As of the date of this report, HRP owns approximately 31.8% of our outstanding Shares. For so long as HRP continues to retain a significant ownership stake in us, HRP may be able to elect all of the members of our Board of Trustees, including our Independent Trustees, and may effectively control the outcome of shareholder actions. As a result, HRP may have the ability to control all matters affecting us, including:

  •
  the composition of our Board of Trustees and, through our Board of Trustees, determinations with respect to our management, business plans and policies, including the appointment and removal of our officers;

  •
  determinations with respect to mergers and other business combinations;

  •
  our acquisition or disposition of assets;

  •
  our financing activities;

  •
  the payment of distributions on our Shares; and

  •
  the number of Shares available for issuance under our equity incentive plans.

        HRP's significant ownership in us and resulting ability to effectively control us may discourage transactions involving a change of control, including transactions in which you as a holder of our Shares might otherwise receive a premium for your Shares over the then current market price.

HRP's ability to sell its ownership stake in us and speculation about such possible sales may adversely affect the market price of our Shares.

        HRP is not generally prohibited from selling some or all of its shares, and HRP may do so without your approval. HRP has advised us that it does not have any current plans to sell or otherwise dispose of its shares. However, HRP has a history of successfully divesting certain of its properties into new REITs and then selling or distributing its stake in such REITs over time. So long as HRP continues to retain significant ownership in us, the liquidity and market price of our Shares may be adversely impacted. In addition, speculation by the press, stock analysts, shareholders or others regarding HRP's intention to dispose of its Shares could adversely affect the market price of our Shares. Accordingly, your Shares may be worth less than they would be if HRP did not have significant ownership in us.

Our management structure and our manager's other activities may create conflicts of interest.

        We have no employees. Personnel and services that we require are provided to us under contract by RMR. RMR is authorized to follow broad operating and investment guidelines and, therefore, has great latitude in determining the properties that will be proper investments for us, as well as our individual investment decisions. Our Board of Trustees periodically reviews our operating and investment guidelines and our properties but does not review or approve each decision made by RMR on our behalf. In addition, in conducting periodic reviews, our Board of Trustees relies primarily on information provided to it by RMR. RMR is beneficially owned by our Managing Trustees, Barry Portnoy and Adam Portnoy. Barry Portnoy is Chairman and a director, and Adam Portnoy is President, Chief Executive Officer and a director, of RMR and our President. All of the members of our Board of Trustees, including our Independent Trustees, are members of one or more boards of trustees or directors of various companies managed by RMR. All of our executive officers are also executive officers of RMR. The foregoing individuals may hold equity in or positions with other companies managed by RMR. Such equity ownership and positions by our trustees and officers could create, or appear to create, conflicts of interest with respect to matters involving us, RMR and its affiliates. We cannot assure you that the provisions in our Declaration of Trust or our Bylaws adequately address potential conflicts of interest or that such actual or potential conflicts of interest will be resolved in our favor.

        RMR also acts as the manager for three other publicly traded REITs: HRP, which primarily owns and operates office and industrial buildings and leased industrial land; SNH, which primarily owns senior living properties and medical office buildings; and HPT, which owns hotels and travel centers. RMR also provides management services to other public and private companies, including FVE, which operates senior living communities, including independent living and congregate care communities, assisted living communities, nursing homes and hospitals; and TA, which operates and franchises travel centers. These multiple responsibilities to public companies and other businesses could create competition for the time and efforts of RMR and Messrs. Barry Portnoy and Adam Portnoy.

Our management agreements with RMR were negotiated between affiliated parties and may not be as favorable to us as they would have been if negotiated between unaffiliated parties.

        We pay RMR business management fees based upon the historical cost of our investments (including acquisition costs) which at any time may be more or less than the fair market value thereof, plus an incentive fee based upon certain increases in our FFO Per Share, as defined in our business management agreement with RMR. We also pay RMR property management fees based in part upon the gross rents we collect from tenants and the cost of construction we incur. For more information, see "Item 1. Business—Manager." Our fee arrangements with RMR could encourage RMR to advocate acquisitions of properties, to undertake unnecessary construction activities or to overpay for acquisitions or construction. These arrangements may also encourage RMR to discourage sales of properties by us. Our management agreements were negotiated between affiliated parties, and the terms, including the fees payable to RMR, may not be as favorable to us as they would have been were they negotiated on an arm's length basis between unaffiliated parties.

Our management agreements with RMR may discourage our change of control.

        Termination of our management agreements with RMR would be a default under our secured revolving credit facility unless approved by a majority of our lenders. RMR is able to terminate its management agreements with us if we experience a change of control. The quality and depth of management available to us by contracting with RMR may not be able to be duplicated by our being a self managed company or by our contracting with unrelated third parties, without considerable cost increases. For these reasons, our management agreements may discourage a change of control of us.

The potential for conflicts of interest as a result of our management structure may provoke dissident shareholder activities that result in significant costs.

        In the past, in particular following periods of volatility in the overall market and the market price of a company's securities, shareholder litigation, dissident trustee nominations and dissident proposals have often been instituted against companies alleging conflicts of interest in business dealings with trustees, affiliated persons and entities. Our relationship with RMR, with Messrs. Barry Portnoy and Adam Portnoy and with RMR affiliates may precipitate such activities. These activities, if instituted against us, could result in substantial costs and a diversion of our management's attention and resources.

Provisions in the transaction agreement and our management agreements with RMR may restrict our investment activities and create conflicts of interest.

        The transaction agreement and our management agreements with RMR restrict our ability to make investments in properties that are within the investment focus of another business now or in the future managed by RMR. In addition, RMR has discretion to determine whether a particular investment opportunity is within our investment focus or that of another business managed by RMR.

As a result of these contractual provisions, so long as HRP owns in excess of 10% of our outstanding Shares, we and HRP engage the same manager or we and HRP have one or more common managing trustees, we have limited ability to invest in properties that are within the investment focus of another business managed by RMR or properties that are not, at the time of our investment, properties majority leased to government tenants. These agreements do not restrict our ability, or the ability of other businesses managed by RMR, to lease properties to any particular tenant, and, as a result, we may compete with other businesses managed by RMR for tenants. Our management agreements afford RMR discretion to determine which leasing opportunities to present to us or to other businesses managed by RMR. Accordingly, we may compete with HRP and other businesses managed by RMR for investments in properties that are not within the investment focus of us or another business managed by RMR and for tenants. There is no assurance that any conflicts of interest created by such competition will be resolved in our favor.

We depend upon RMR to manage our business and implement our growth strategy.

        Our ability to achieve our business objectives depends on RMR and its ability to manage our properties, source and complete new acquisitions for us on favorable terms and to execute our financing strategy on favorable terms. Because we are externally managed, our business is dependent upon RMR's business contacts, its ability to successfully hire, train, supervise and manage its personnel and its ability to maintain its operating systems. If we lose the services provided by RMR or its key personnel, our business and growth prospects may decline. We may be unable to duplicate the quality and depth of management available to us by becoming a self managed company or by hiring another manager. Also, in the event RMR is unwilling or unable to continue to provide management services to us, our cost of obtaining substitute services may be greater than the management fees we pay RMR, and as a result our earnings and cash flows may decline.

Risks Related to Our Organization and Structure

Ownership limitations and anti-takeover provisions in our Declaration of Trust and Bylaws, as well as certain provisions of Maryland law, may prevent our shareholders from receiving a takeover premium or implementing beneficial changes.

        Our Declaration of Trust prohibits any shareholder other than HRP, RMR and their affiliates from owning more than 9.8% of the number or value of our Shares or of any other class or series of our outstanding shares. This provision of our Declaration of Trust is intended to assist with our REIT compliance under the IRC and otherwise to promote our orderly governance. However, this provision also inhibits acquisitions of a significant stake in us and may prevent a change in our control. Additionally, many provisions contained in our Declaration of Trust and Bylaws and under Maryland law may further deter persons from attempting to acquire control of us and implement changes that may be beneficial to shareholders, including, for example, provisions relating to:

  •
  the division of our trustees into three classes, with the term of one class expiring each year and in each case, where successors are elected and qualify, which could delay a change in our control;

  •
  shareholder voting rights and standards for the election of trustees and other provisions which are not approved by our trustees require larger majorities for approval of actions than for actions which are approved by our trustees;

  •
  required qualifications for an individual to serve as a trustee and a requirement that certain of our trustees be "Managing Trustees" and other trustees be "Independent Trustees";

  •
  limitations on the ability of shareholders to propose nominees for election as trustees and propose other business for a meeting of shareholders;

  •
  limitations on the ability of shareholders to remove our trustees;

  •
  the authority of our Board of Trustees, and not our shareholders, to adopt, amend or repeal our Bylaws; and

  •
  the authority of our Board of Trustees to amend our Declaration of Trust without shareholder approval, including the authority to increase or decrease the aggregate number of authorized Shares, to create new classes or series of shares (including a class or series of shares that could delay or prevent a transaction or a change in our control that might involve a premium for our Shares or otherwise be in the best interests of our shareholders), to increase or decrease the authorized number of shares of any class or series, and to classify or reclassify any unissued shares from time to time by setting or changing the preferences, conversion or other rights, voting powers, restrictions, limitations as to distributions, qualifications or terms or conditions of redemption of our Shares or any new class of shares created by our Board of Trustees.

Our rights and the rights of our shareholders to take action against our trustees and officers are limited.

        Our Declaration of Trust limits the liability of our trustees and officers to us and our shareholders for money damages to the maximum extent permitted under Maryland law. Under current Maryland law, our trustees and officers will not have any liability to us and our shareholders for money damages other than liability resulting from:

  •
  actual receipt of an improper benefit or profit in money, property or services; or

  •
  active and deliberate dishonesty by the trustee or officer that was established by a final judgment as being material to the cause of action adjudicated.

        Our Bylaws require us to indemnify any present or former trustee or officer, to the maximum extent permitted by Maryland law, who is made or threatened to be made a party to a proceeding by reason of his or her service in that capacity. However, except with respect to proceedings to enforce rights to indemnification, we will indemnify any person referenced in the previous sentence in connection with a proceeding initiated by such person against our company only if such proceeding is authorized by our Board of Trustees. In addition, we may be obligated to pay or reimburse the expenses incurred by our present and former trustees and officers without requiring a preliminary determination of their ultimate entitlement to indemnification. As a result, we and our shareholders may have more limited rights against our trustees and officers than might otherwise exist absent the provisions in our Bylaws or that might exist with other companies, which could limit your recourse in the event of actions not in your best interest.

Disputes with HRP and RMR and shareholder litigation against us or our trustees and officers may be referred to arbitration proceedings.

        Our contracts with HRP and RMR provide that any dispute arising under those contracts may be referred to binding arbitration proceedings. Similarly our Declaration of Trust and Bylaws provide that actions by our shareholders against us or against our trustees and officers may be referred to binding arbitration proceedings. As a result, we and our shareholders would not be able to pursue litigation for these disputes in courts against HRP, RMR or our trustees and officers if the disputes were referred to arbitration. In addition, the ability to collect attorneys' fees or other damages may be limited in the arbitration proceedings, which may discourage attorneys from agreeing to represent parties wishing to commence such a proceeding.

We may change our operational and investment policies without shareholder approval.

        Our Board of Trustees determines our operational and investment policies and may amend or revise our policies, including our policies with respect to our intention to qualify for taxation as a REIT, acquisitions, dispositions, growth, operations, indebtedness, capitalization and distributions, or approve transactions that deviate from these policies, without a vote of, or notice to, our shareholders. Such policy changes could adversely affect the market value of our Shares and our ability to make distributions to you.

Risks Related to Our Taxation

Our failure to qualify or remain qualified for taxation as a REIT for U.S. federal income tax purposes could have significant adverse consequences.

        We intend to elect and qualify to be taxed as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2009, and to maintain such qualification thereafter. Qualifying as a REIT, however, depends on satisfying complex statutory requirements, for which there are only limited judicial and administrative interpretations. Even if we initially qualify as a REIT, maintaining our status as a REIT will require us to continue to satisfy certain tests concerning, among other things, the nature of our assets, the sources of our income and the amounts we distribute to our shareholders. In order to meet these requirements, it may be necessary for us to sell or forego attractive investments. If we fail to qualify or remain qualified as a REIT, then our ability to raise capital might be adversely affected, we will be in breach under our secured revolving credit facility, we may be subject to material amounts of federal and state income taxes and the value of our Shares likely would decline. In addition, if we lose or revoke our tax status as a REIT for a taxable year, we will generally be prevented from requalifying as a REIT for the next four taxable years.

Distributions to shareholders generally will not qualify for reduced tax rates.

        The maximum tax rate for dividends payable by U.S. corporations to individual stockholders is 15% through 2010. Distributions paid by REITs, however, are generally not eligible for this reduced rate. The more favorable rates for corporate dividends may cause investors to perceive that investment in REITs is less attractive than investment in non-REIT corporations that pay dividends, thereby reducing the demand and market price of our Shares.

Risks Related to Our Securities

There is no assurance that we will continue to make distributions.

        We intend to continue to pay regular quarterly distributions to our shareholders. However:

  •
  our ability to pay distributions will be adversely affected if any of the risks described herein occur;

  •
  our payment of distributions is subject to compliance with restrictions contained in our secured revolving credit facility;

  •
  our distributions in the future may include a return of capital;

  •
  any distributions will be made in the discretion of our Board of Trustees and will depend upon various factors that our Board of Trustees deems relevant, including our results of operations, our financial condition, maintenance of our REIT status, our capital requirements, our funds from operations, or FFO, our cash available for distribution, restrictive covenants in our financial or other contractual arrangements, economic conditions and restrictions under Maryland law; and

  •
  there are no assurances of our ability to pay distributions.

        For these reasons, among others, our distribution rate may decline or we may cease making distributions.

Our audited financial statements may not be representative of our results as an independent public company.

        We completed our IPO on June 8, 2009 and, since that date, we have been operating as an independent public company. Our financial statements for the year ended December 31, 2009 reflect our operations as an independent public company only since June 8, 2009. Accordingly, our audited financial statements do not necessarily reflect what our financial position, results of operations or cash flows would have been had we been an independent entity during the entirety of the periods presented. This financial information is not necessarily indicative of what our results of operations, financial position, cash flows or expenses will be in the future. It is impossible for us to accurately estimate all adjustments which may reflect all the significant changes that will occur in our cost structure, funding and operations as a result of our separation from HRP, including potential increased costs associated with reduced economies of scale and increased costs associated with being a separate publicly traded company.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        General.    As of December 31, 2009, we owned 33 properties where almost all of the rentable square feet is leased to government tenants: 27 of these properties, with approximately 3.5 million rentable square feet, are primarily leased to the U.S. Government and six of these properties, with approximately 535,523 rentable square feet, are leased to the States of California, Maryland, Minnesota and South Carolina. Our investments in these properties totaled approximately $577 million. In addition, we acquired one property in January 2010 and are party to a binding purchase and sale agreement to acquire an additional property. While we expect to complete the additional pending acquisition during the first quarter of 2010, the acquisition is subject to customary closing conditions and no assurance can be given that the acquisition will be consummated.

        The following table provides certain information about our properties as of December 31, 2009:

Property Location(1)	Year Built(2)	Rentable Square Feet	Primary Occupant(s)
201 East Indianola Avenue, Phoenix, AZ(3)	1997	97,145	Federal Bureau of Investigation
9797 Aero Drive, San Diego, CA(3)	1994	94,272	Federal Bureau of Investigation
4560 Viewridge Drive, San Diego, CA(3)	1996	147,955	Drug Enforcement Administration
9174 Sky Park Court, San Diego, CA(3)	1986	43,918	California Department of Water Quality Control Board
			California Department of Motor Vehicles
5045 East Butler Avenue, Fresno, CA(3)	1971	531,976	Internal Revenue Service
915 L Street, Sacramento, CA	1988	163,425	California Department of Finance
9800 Goethe Road, Sacramento, CA	1993	110,500	California National Guard
16194 West 45th Drive, Golden, CO(3)	1997	43,232	Environmental Protection Agency
7201 West Mansfield Avenue, Lakewood, CO(3)	1981	71,208	Bureau of Reclamation
7301 West Mansfield Avenue, Lakewood, CO(3)	1981	70,904	Bureau of Reclamation
7401 West Mansfield Avenue, Lakewood, CO(3)	1981	70,884	Department of the Interior
20 Massachusetts Avenue, Washington, DC(3)	2002	339,541	Immigration and Customs Enforcement Department of Justice
1 Corporate Boulevard, Atlanta, GA(3)	1967	37,554	Centers for Disease Control
8 Corporate Boulevard, Atlanta, GA(3)	2000	151,252	Centers for Disease Control
10 Corporate Boulevard, Atlanta, GA(3)	1968	32,828	Centers for Disease Control
11 Corporate Boulevard, Atlanta, GA(3)	1968	32,158	Centers for Disease Control
12 Corporate Boulevard, Atlanta, GA(3)	1968	99,084	Centers for Disease Control
12 Executive Park Drive, Atlanta, GA(3)	2001	128,390	Centers for Disease Control
2020 S. Arlington Heights Road, Arlington Heights, IL	2002	57,770	Occupational Health and Safety Administration
20400 Century Boulevard, Germantown, MD(3)	1995	80,550	Department of Energy
1401 Rockville Pike, Rockville, MD(3)	1986	188,444	Food and Drug Administration
4201 Patterson Avenue, Baltimore, MD(3)	1986	84,674	Maryland Department of Human Resources Maryland Department of Health & Mental Hygiene Maryland Transit Administration
2645 & 2655 Long Lake Road, Roseville, MN(3)	1987	61,426	Minnesota State Lottery
4241 & 4300 NE 34th Street, Kansas City, MO(3)	1995	98,073	Financial Management Service
10-12 Celina Drive, Nashua, NH	1997	321,800	U.S. Postal Service
130-138 Delaware Avenue, Buffalo, NY(3)	1994	124,647	Immigration and Customs Enforcement Department of Justice
110 Centerview Drive, Columbia, SC(3)	1985	71,580	South Carolina Department of Labor, Licensing & Regulation
701 Clay Road, Waco, TX(3)	1997	137,782	Department of Veterans Affairs
5600 Columbia Pike, Falls Church, VA(3)	1993	164,746	Defense Information Systems Agency
2420 Stevens Drive, Richland, WA(3)	1995	92,914	Department of Energy
2430 Stevens Drive, Richland, WA(3)	1995	47,238	Department of Energy
882 TJ Jackson Drive, Falling Waters, WV(3)	1993	36,818	Department of Veterans Affairs
5353 Yellowstone Road, Cheyenne, WY(3)	1995	122,647	Bureau of Land Management

Average Age / Total: 16 states and D.C.	21.1 years	3,957,335

(1)
Locations consisting of separate buildings within an office park are described as separate properties in this chart.

(2)
Year built is year developed or year substantial renovations were completed. Substantial renovations are those costing in excess of 25% of our historical investment in the property.

(3)
Property is collateral for our secured revolving credit facility.

At December 31, 2009, 29 properties with an aggregate investment amount of $493.1 million were collateral for our secured revolving credit facility in the amount of $250 million.

Item 3.    Legal Proceedings

        In the ordinary course of business we expect to become involved in litigation incidental to our business; however, we are not aware of any pending legal proceeding affecting us or any of our properties for which we might become liable or the outcome of which we expect to have a material impact on us.

Item 4.    Submission of Matters to a Vote of Security Holders

        None.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our Shares are traded on the NYSE (symbol: GOV). The following table sets forth for the periods indicated the high and low sale prices for our Shares as reported by the NYSE:

	High	Low
2009
June 3, 2009 to June 30, 2009	$20.53	$17.76
Third Quarter	24.35	18.76
Fourth Quarter	25.50	21.79

        The closing price of our Shares on the NYSE on February 19, 2010, was $23.13 per Share.

        As of February 19, 2010, there were approximately 50 shareholders of record, and we estimate that as of such date there were in excess of 14,200 beneficial owners of our Shares.

        Information about our distributions paid to common shareholders is summarized in the table below. Share distributions are generally paid in the quarter following the quarter to which they relate.

	Cash Distributions Per Common Share
	2009
Third Quarter	$0.50	(1)
Fourth Quarter	$0.40	(2)

Total	$0.90

(1)
This distribution includes $0.10 relating to our operations from our June 8, 2009 IPO through June 30, 2009, and $0.40 relating to the quarter ended September 30, 2009.

(2)
This distribution was declared on December 11, 2009, and paid on January 29, 2010 to shareholders of record as of the close of business on December 21, 2009.

        All Share distributions shown in the table above have been paid. Our current quarterly distribution rate is $0.40 per Share ($1.60 on an annualized basis). However, the timing and amount of our distributions will be at the discretion of our Board of Trustees and will depend on various factors that our Board of Trustees deems relevant, including our results of operations, our financial condition, our capital requirements, our FFO, our cash available for distribution, restrictive covenants in our financial or other contractual arrangements, general economic conditions and restrictions under Maryland law. Therefore, there can be no assurance that we will continue to pay distributions in the future or that the amount of any distributions we do pay will not decrease.

Item 6.    Selected Financial Data

        The following table sets forth selected financial data for the periods and dates indicated. This data should be read in conjunction with, and is qualified in its entirety by reference to, management's discussion and analysis of financial condition and results of operations and the consolidated financial statements and accompanying notes included in this Annual Report on Form 10-K. The operating information for the year ended, and the balance sheet information as of December 31, 2009, have been derived from our audited consolidated financial statements for the period of time for which we have been a separate public company and from certain financial information of HRP for periods prior to our becoming a separate public company. The operating information for the years ended December 31,

2008, 2007, 2006 and 2005, and the balance sheet information as of December 31, 2008, 2007, 2006 and 2005, have been derived from the financial statements of HRP. The selected financial data below does not necessarily reflect what our results of operations and financial position would have been if we had operated as a stand alone company during all periods presented, and should not be relied upon as an indicator of our future performance. Amounts are in thousands, except per Share data.

	2009	2008	2007	2006	2005
					(unaudited)
Operating information
Rental income	$78,957	$75,425	$73,050	$70,861	$69,912

Expenses:
Real estate taxes	8,546	7,960	7,247	7,106	6,786
Utility expenses	6,325	6,229	5,555	5,341	4,714
Other operating expenses	12,232	12,159	11,140	11,451	10,679
Depreciation and amortization	15,172	14,182	13,832	13,205	12,527
Acquisition costs	1,032	—	—	—	—
General and administrative	4,151	2,984	2,906	2,774	2,891

Total expenses	47,458	43,514	40,680	39,877	37,597
Operating income	31,499	31,911	32,370	30,984	32,315
Interest income	38	37	88	84	54
Interest expense	(5,556)	(141)	(359)	(558)	(1,096)

Net income	$25,981	$31,807	$32,099	$30,510	$31,273

Earnings per Share:
Net income	$1.72	N/A	N/A	N/A	N/A

Common distributions declared per Share	$0.90	N/A	N/A	N/A	N/A

	2009	2008	2007	2006	2005
				(unaudited)	(unaudited)
Balance sheet information
Total real estate investments (before depreciation)	$576,757	$490,475	$488,077	$486,212	$474,361
Total assets (after depreciation)	514,813	419,774	431,010	440,521	441,284
Total debt	144,375	134	3,592	6,755	9,717

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following information should be read in conjunction with our consolidated financial statements and accompanying notes included elsewhere in this Annual Report on Form 10-K.

OVERVIEW

        As of December 31, 2009, we owned 33 properties located in 16 states and the District of Columbia containing approximately 4 million rentable square feet. The U.S. Government and state governments are our primary tenants, representing 93.7% and 95.0% of our rental income for the year ended December 31, 2009 and 2008, respectively.

Property Operations

        As of December 31, 2009, 99.9% of our rentable square feet was leased, compared to 99.3% of our rentable square feet as of December 31, 2008. Occupancy data for 2009 and 2008 is as follows (square feet in thousands):

	All Properties		Comparable Properties(1)
	December 31,		December 31,
	2009	2008	2009	2008
Total properties	33	29	29	29
Total square feet	3,957	3,304	3,294	3,294
Percent leased(2)	99.9%	99.3%	100.0%	99.6%

(1)
Based on properties we owned on December 31, 2009, and that were owned by us or HRP continuously since January 1, 2008.

(2)
Percent leased includes (i) space being fitted out for occupancy pursuant to signed leases, if any, and (ii) space which is leased, but is not occupied or is being offered for sublease by tenants.

        Leasing market conditions in most U.S. markets are weak. However, the historical experience of our manager, RMR, has been that government tenants frequently renew leases to avoid the costs and disruptions that may result from relocating their operations. We believe that the expected increase in government regulation resulting from the recent economic recession will increase the U.S. Government's demand for leased office space. Similarly, we believe that budgetary pressures may cause an increased demand for leased space, as opposed to government owned space, among government tenants generally. For these and other reasons we believe that occupancy at our government leased properties may outperform national market averages. However, there are too many variables for us to reasonably project what the financial impact of market conditions will be on our results for future periods.

        Lease renewals and rental rates at which available space in our properties may be relet in the future will depend, in part, on prevailing market conditions at that time. Lease expirations at our properties by year, as of December 31, 2009, are as follows (square feet and dollars in thousands):

Year(1)	Expirations of Occupied Square Feet(2)	Percent of Total	Cumulative % of Total	Rental Income Expiring(3)	Percent of Total	Cumulative % of Total
2010	86	2.2%	2.2%	2,146	2.5%	2.5%
2011	603	15.3%	17.5%	11,402	13.2%	15.7%
2012	750	19.0%	36.5%	24,392	28.3%	44.0%
2013	1,086	27.4%	63.9%	17,905	20.7%	64.7%
2014	264	6.7%	70.6%	5,479	6.3%	71.0%
2015	474	11.9%	82.5%	8,812	10.2%	81.2%
2016	203	5.1%	87.6%	4,604	5.3%	86.5%
2017	196	5.0%	92.6%	3,868	4.5%	91.0%
2018 and thereafter	292	7.4%	100.0%	7,722	9.0%	100.0%

Total	3,954	100.0%		$86,330	100.0%

Weighted average remaining lease term (in years)	4.1			4.1

(1)
The year of lease expiration is pursuant to current contract terms. Some government tenants have the right to vacate their space before the stated expirations of their leases. As of December 31, 2009, government tenants occupying approximately 13.7% of our rentable square feet and responsible for approximately 11.1% of our rental income as of December 31, 2009 have currently exercisable rights to terminate their leases before the stated expirations. Also in 2010, 2011, 2012 and 2014, early termination rights become exercisable by other government tenants who currently occupy approximately 6.5%, 2.5%, 1.1%, and 2.5% of our rentable square feet, respectively, and are responsible for approximately 5.4%, 4.2%, 1.2%, and 3.0% of our rental income as of December 31, 2009, respectively. In addition, two of our state government tenants have currently exercisable rights to terminate their leases if these states do not annually appropriate rent amounts in their respective annual budgets. These two tenants occupy approximately 3.4% of our rentable square feet and are responsible for approximately 2.4% of our rental income as of December 31, 2009. No termination rights have been exercised by our tenants during the past three years.

(2)
Occupied square feet is pursuant to signed leases as of December 31, 2009, and includes (i) space being fitted out for occupancy, if any, and (ii) space which is leased but is not occupied, if any.

(3)
Rental income is the annualized rents from our tenants pursuant to signed leases as of December 31, 2009, plus estimated expense reimbursements; and excludes lease value amortization.

        The U. S. Government was responsible for approximately 83.1% and 89.3% of our rental income as of December 31, 2009 and 2008, respectively.

Investment Activities

        In August 2009, we acquired one industrial property located in Nashua, NH with 321,800 rentable square feet. This property is 100% leased to the U.S. Postal Service. The purchase price was $18.2 million, excluding acquisition costs.

        In November 2009, we entered a binding purchase and sale agreement to acquire an office and warehouse property located in Landover, MD with 266,000 rentable square feet. This property is 100% leased to the U.S. Government and occupied by the Defense Intelligence Agency. The purchase price is $43.7 million, excluding acquisition costs and including the assumption of $24.8 million of mortgage debt that is not currently prepayable. We have completed our acquisition diligence for this property and expect to acquire this property and assume the mortgage debt during the first quarter of 2010; however, no assurance can be given that this acquisition will be consummated in that time period or at all.

        In December 2009, we acquired three office properties for an aggregate purchase price of $71.1 million. The first December acquisition was a property located in Sacramento, CA with 163,425 rentable square feet. This property is 98.1% leased, with the majority leased to the state of California and occupied by the California Department of Finance. The purchase price was $40.0 million, excluding acquisition costs.

        The second December acquisition was also located Sacramento, CA with 110,500 rentable square feet. This property is 100% leased to the state of California and occupied as the headquarters for the California National Guard. The purchase price was $15.1 million, excluding acquisition costs.

        The third December acquisition was a property located in Arlington Heights, IL with 57,770 rentable square feet. This property is 100% leased to the U.S. Government and occupied as the national training center for the Occupational Health and Safety Administration. The purchase price was $16.0 million, excluding acquisition costs.

        In January 2010, we acquired one office property located in Lakewood, CO with 166,745 rentable square feet. This property is 100% leased to the U.S. Government and occupied as the intermountain regional headquarters for the National Park Service. The purchase price was $28.7 million, excluding acquisition costs and including the assumption of $10.5 million of mortgage debt that is not currently prepayable.

        In December 2009, we invested $5.1 million in Affiliates Insurance Company, or AIC, an Indiana Insurance Company, with RMR, and other companies to which RMR provides management services. AIC was formed and licensed to provide insurance and risk management services. We currently own approximately 14.29% of this insurance company. Through this insurance business, we may benefit financially by possibly reducing insurance expenses and/or by having our pro rata share of any profits realized by this insurance business. For more information about this investment, see "Related Person Transactions."

Financing Activities

        In April 2009, we entered a $250 million senior secured revolving credit facility with Bank of America, N.A. and a syndicate of other lenders. This credit facility is secured by 29 of our properties and is available for acquisitions, working capital and general business purposes. Amounts outstanding under this credit facility bear interest at a floating rate based upon LIBOR, subject to a floor, or another specified index, plus a spread or margin which will vary depending upon our debt leverage. This credit facility matures on April 24, 2012, and we have the right to extend the facility for an additional year if we are not in default and satisfy certain other conditions, including payment of an extension fee.

        The full amount of our $250 million secured credit facility was borrowed when this facility was entered in April 2009 and that amount was distributed to HRP. In June 2009, we completed our IPO, including the full exercise of the underwriters' over allotment option, raising net proceeds of $215.6 million. We used the IPO net proceeds of $215.6 million to repay amounts outstanding under our secured revolving credit facility. Since the completion of our IPO, we have borrowed approximately $100.6 million to pay for acquisitions, certain operating expenses, loan origination costs, IPO costs and for working capital purposes. As of December 31, 2009, the aggregate principal amount outstanding under our secured revolving credit facility was $144.4 million and $105.6 million was available to us for future borrowings.

        On January 14, 2010, we priced a public offering of 8,500,000 Shares at a price of $21.50 per Share. On January 19, 2010, the underwriters exercised their over allotment option in full to purchase 1,275,000 additional Shares. This sale of 9,775,000 Shares closed on January 21, 2010 and raised gross proceeds of $210.2 million. The funds from this offering were used to reduce amounts outstanding under our secured revolving credit facility and to fund business activities, including funding some of our acquisitions. As of February 19, 2010, we have no amounts outstanding under our $250 million secured credit facility and we have approximately $44 million of available cash.

RESULTS OF OPERATIONS

Year Ended December 31, 2009, Compared to Year Ended December 31, 2008

	Year Ended December 31,
	2009	2008	$ Change	% Change
	(in thousands, except per Share data)
Rental income	$78,957	$75,425	$3,532	4.7%

Expenses:
Real estate taxes	8,546	7,960	586	7.4%
Utility expenses	6,325	6,229	96	1.5%
Other operating expenses	12,232	12,159	73	0.6%
Depreciation and amortization	15,172	14,182	990	7.0%
Acquisition costs	1,032	—	1,032	100.0%
General and administrative	4,151	2,984	1,167	39.1%

Total expenses	47,458	43,514	3,944	9.1%

Operating income	31,499	31,911	(412)	(1.3)%
Interest and other income	38	37	1	2.7%
Interest expense	(5,556)	(141)	(5,415)	3,840.4%

Net income	$25,981	$31,807	$(5,826)	(18.3)%

Weighted average Shares outstanding	15,082	—	15,082	—

Earnings per Share:
Net income	$1.72	N/A	N/A	N/A

        Rental income.    The increase in rental income between 2009 and 2008 primarily reflects the effects of property acquisitions, rent increases from new leases and leases renewed during 2008 at our properties, net of one lease renewed at a rate lower than its historical rate. The increase also includes contractual expense reimbursements based upon changes in the consumer price index and changes in real estate tax expense. Rental income includes non-cash straight line rent adjustments totaling approximately ($452,000) in 2009 and ($249,000) in 2008 and amortization of acquired real estate leases and obligations totaling approximately $281,000 in 2009 and $352,000 in 2008.

        Real estate taxes.    The increase in real estate taxes reflects 2009 acquisitions and increases in both assessed values and tax rates for some of our properties.

        Utility expenses.    The increase in utility expenses is the result of our 2009 property acquisitions and also reflects utility rate and usage increases at some of our properties.

        Other operating expenses.    The increase in other operating expenses primarily reflects the increase in repairs and maintenance expense at our properties.

        Depreciation and amortization.    The increase in depreciation and amortization reflects depreciation related to acquisitions, the amortization of leasing costs incurred during 2009 and improvements made to some of our properties during 2009.

        Acquisition costs.    The increase in acquisition costs reflects the costs associated with our acquisitions in August and December 2009. Prior to January 2009, such costs were capitalized into the total cost of acquiring a property.

        General and administrative.    The increase in general and administrative expense primarily reflects the increased costs for legal, accounting, trustees fees, internal audit expenses, share grant awards and other administrative expenses as a result of our becoming a separate public company. Included in general and administrative expense are costs associated with a potential acquisition that was terminated in October of 2009.

        Interest and other income.    The increase in interest income is the result of our having a higher average amount of investable cash during the year ended December 31, 2009, offset by a loss in the amount of $14,565 from our investment in AIC.

        Interest expense.    The increase in interest expense reflects our borrowing under our secured revolving credit facility for acquisitions, working capital and other business purposes. Interest expense for 2009 also includes $1,550,995 for the amortization of deferred financing fees. The deferred financing fees were incurred in connection with entering our secured revolving credit facility in April 2009.

        Net income.    Our net income for the year ended December 31, 2009 decreased as compared to the year ended December 31, 2008 as a result of the changes noted above.

Year Ended December 31, 2008, Compared to Year Ended December 31, 2007.

	Year Ended December 31,
	2008	2007	$ Change	% Change
	($ in thousands)
Rental income	$75,425	$73,050	$2,375	3.3%

Expenses:
Real estate taxes	7,960	7,247	713	9.8%
Utility expenses	6,229	5,555	674	12.1%
Other operating expenses	12,159	11,140	1,019	9.1%
Depreciation and amortization	14,182	13,832	350	2.5%
General and administrative	2,984	2,906	78	2.7%

Total expenses	43,514	40,680	2,834	7.0%

Operating income	31,911	32,370	(459)	(1.4)%
Interest income	37	88	(51)	(58.0)%
Interest expense	(141)	(359)	218	60.7%

Net income	$31,807	$32,099	$(292)	(0.9)%

        Rental income.    The increase in rental income reflects rent increases from new leases and leases renewed during 2008 and 2007 at our properties. The increase also includes contractual rent adjustments based on changes in the consumer price index and recovery of increases in real estate taxes. Rental income includes non-cash straight line rent adjustments totaling approximately ($249,000) in 2008 and $446,000 in 2007 and amortization of acquired real estate leases and obligations totaling approximately $352,000 in 2008 and $298,000 in 2007.

        Real estate taxes.    The increase in real estate taxes primarily reflects increases in the assessed values and tax rates for some of our properties.

        Utility expenses.    The increase in utility expenses primarily reflects utility rate increases.

        Other operating expenses.    The increase in other operating expenses reflects the increase in property repairs and maintenance expenses in 2008 compared to 2007.

        Depreciation and amortization.    The increase in depreciation and amortization reflects improvements made to some of our properties during 2008 and 2007.

        General and administrative.    The increase in general and administrative expenses reflects the increase in HRP's general and administrative expenses allocated to our properties.

        Interest income.    The decrease in interest income reflects a lower balance in escrow accounts relating to mortgage notes that were paid off in 2007 and 2008.

        Interest expense.    The decrease in interest expense reflects the decrease in average debt outstanding at our properties, including the repayment of $1.9 million of mortgage indebtedness at maturity that was secured by one of our properties.

        Net income.    Our net income for the year ended December 31, 2008 decreased as compared to the year ended December 31, 2007 as a result of the changes noted above.

LIQUIDITY AND CAPITAL RESOURCES

Our Operating Liquidity and Resources

        Our principal source of funds to meet operating expenses and pay distributions on our Shares is rental income from our properties. This flow of funds has historically been sufficient to pay operating expenses, debt service relating to our properties and distributions; however, before June 2009, we did not have the expense of operating as a separate public company. We believe that our operating cash flow will be sufficient to pay our operating expenses, debt service and distributions on our Shares for the foreseeable future. Our future cash flows from operating activities will depend primarily upon our ability to:

  •
  maintain or increase the occupancy of, and the current rent rates at, our properties;

  •
  control operating cost increases at our properties; and

  •
  purchase additional properties which produce positive cash flows from operations.

        We believe that leasing market conditions in many U.S. markets will continue to be weak for at least the next two years. However, the historical experience of RMR has been that government tenants frequently renew leases to avoid the costs and disruptions that may result from relocating government operations. We believe that the expected increase in government regulation resulting from the recent economic recession will increase the U.S. Government's demand for leased office space. Similarly, we believe that budgetary pressures may cause an increased demand for leased space, as opposed to government owned space, among government tenants generally. For these and other reasons we believe that occupancy at our government leased properties may outperform national market averages. However, there are too many variables for us to reasonably project what the impact of market conditions will be on our results for future periods.

        We generally do not intend to purchase "turn around" properties, or properties which do not generate positive cash flows. Our future purchases of properties which generate positive cash flow cannot be accurately projected because such purchases depend upon available opportunities which come to our attention.

        Cash flows provided by (used for) our operating, investing and financing activities were $40.0 million, ($105.2) million and $66.5 million, respectively, for the year ended December 31, 2009, and $44.8 million, ($2.4) million and ($42.4) million, respectively, for the year ended December 31, 2008. Changes in our operating and financing cash flows between 2009 and 2008 are primarily related to our properties operations, our net borrowings, our distributions to HRP prior to completion of our IPO, our IPO and our use of net proceeds from our IPO. The 2009 change in investing cash flow was primarily the result of our acquisitions. The remainder of the cash flow changes in 2009 and the changes in 2008 were related to building and tenant improvements.

Our Investment and Financing Liquidity and Resources.

        In order to fund acquisitions and to accommodate cash needs that may result from timing differences between our receipt of rents and our desire or need to make distributions or pay operating or capital expenses, we maintain a $250 million secured revolving credit facility from a syndicate of financial institutions. At December 31, 2009, there was $144.4 million outstanding and $105.6 million available for borrowings under our secured revolving credit facility, and we had cash and cash equivalents of $1.5 million. We expect to use cash balances, borrowings under our secured revolving credit facility and net proceeds from offerings of equity or debt securities to fund our future operations, distributions to our shareholders and any future property acquisitions.

        The following is a summary description of certain material terms of our $250 million secured revolving credit facility and is qualified in its entirety by the terms of the credit agreement which is among the exhibits listed in Item 15 of this Annual Report on Form 10-K and incorporated herein by reference.

  •
  Amount Available:  Up to $250 million; under certain circumstances, including available collateral and lenders, this amount may be increased to $500 million. As of December 31, 2009, we had $144.4 million drawn and $105.6 million available to be drawn under this secured revolving credit facility.

  •
  Maturity:  April 24, 2012; provided, if we are not in default and satisfy certain other conditions, including payment of an extension fee, we have the option to extend the maturity by one year to April 24, 2013.

  •
  Interest:  Interest is calculated at a floating rate based upon LIBOR, subject to a floor, or another specified index plus a spread or margin which will vary depending upon our debt leverage. We also pay a fee based on the unused portion of the secured revolving credit facility. The weighted average annual interest rate for this facility was 5.25% for the period from April 24, 2009 to December 31, 2009.

  •
  Amortization:  No principal amortization or prepayment is required unless the amounts outstanding exceed the amount we could then borrow under the terms of this facility. Generally, amounts borrowed may be prepaid and re-borrowed until maturity when the entire principal and any accrued and unpaid interest is due.

  •
  Collateral:  We have granted first mortgages on 29 of our properties to Bank of America, N.A. as agent for the lenders. We have the option to remove properties from the collateral pool and to add different properties which meet pre-established criteria and are acceptable to Bank of America, N.A. as agent for the lenders. We may be required to add or substitute different properties to the collateral to support our borrowing levels. We have also pledged the equity of our subsidiary which holds title to the collateral properties, and our subsidiary granted a security interest in its other assets associated with the collateral properties to Bank of America, N.A. as agent for the lenders.

  •
  Conditions to Borrowing:  Our ability to borrow under our secured revolving credit facility is conditional upon our compliance with various covenants and conditions, typical of loans secured by real estate collateral. For example, amounts outstanding under the secured revolving credit facility must be no greater than the lesser of a mortgageability amount, determined with reference to our net rental income from, or 55% of the appraised value of, the collateral properties, as determined under the credit agreement.

  •
  Financial Covenants:  The secured revolving credit facility is our full recourse obligation and it includes various financial covenants which apply to us and not only to the collateral properties. For example, we must maintain a minimum fixed charge coverage ratio of not less than 1.65 to 1 and not permit consolidated debt to total asset value to exceed 60%. Also, we are generally prohibited from paying distributions to our shareholders which exceed 95% of our Funds From Operations, as defined in the credit agreement, other than certain distributions in connection with the maintenance of our status as a REIT.

  •
  Change in Control or Termination of Management Agreements with RMR:  Our secured revolving credit facility provides that a change in control of us or a termination of our management agreements with RMR may cause the amounts outstanding under our secured revolving credit facility to become immediately due and payable.

  •
  Other Terms, Conditions and Fees:  Our secured revolving credit facility includes various other terms, conditions and fees.

        When significant amounts are outstanding under our secured revolving credit facility or the maturity date of that credit facility approaches, we intend to explore alternatives for repaying or refinancing such amounts. Such alternatives may include incurring term debt, issuing new equity securities, such as we did with our January 2010 equity offering, or extending the maturity date of our secured revolving credit facility. Although there has been a significant reduction in the amount of capital available for real estate business on a global basis and we can provide no assurance that we will be successful in consummating any particular type of financing, we believe that we will have access to financing, such as debt and equity offerings, to fund any future acquisitions and capital expenditures and to pay our obligations.

        The completion and the costs of our future financings will depend primarily upon market conditions. In particular, the feasibility and cost of any future debt financings will depend primarily on debt markets and our then current creditworthiness. We have no control over market conditions. Potential lenders in future debt transactions will evaluate our ability to fund required debt service and repay balances when they become due by reviewing our business practices and plans and our ability to maintain our earnings, to ladder our debt maturities and to balance our use of debt and equity capital so that our financial performance and debt leverage ratios afford us flexibility to withstand any reasonably anticipated adverse changes. We intend to conduct our business activities in a manner which will afford us reasonable access to capital for investment and financing activities. However, you should be aware that our Board of Trustees may change our financing policies at any time without a vote of our shareholders.

        During the year ended December 31, 2009 and 2008, cash expenditures made and capitalized at our properties for tenant improvements, leasing costs, building improvements and development and redevelopment activities were as follows (amounts in thousands):

	Year Ended December 31,
	2009	2008
Tenant improvements	$1,450	$847
Leasing costs	$9	$527
Building improvements(1)	$1,163	$54
Development, redevelopment and other activities(2)	$516	$859

(1)
Building improvements generally include constructions costs expenditures to replace obsolete building components and expenditures that extend the useful life of existing assets.

(2)
Development, redevelopment and other activities generally include non-recurring expenditures that we believe increase the value of our existing properties.

        Commitments made at our properties (which we are obligated to fund) for expenditures in connection with leasing space during the year ended December 31, 2009 were as follows:

	New	Renewals	Total
Rentable square feet leased during the period	24,454	40,806	65,260
Total commitments for tenant improvements and leasing costs	$189,066	$7,750	$196,816
Leasing costs per rentable square foot	$7.73	$0.19	$3.02
Average lease term (years)	5.6	4.8	5.1
Leasing costs per rentable square foot per year	$1.37	$0.04	$0.59

        A $134,000 mortgage secured by one of our properties was repaid in January 2009.

        We have no commercial paper, swaps, hedges, joint ventures or off balance sheet arrangements as of December 31, 2009.

        As of December 31, 2009, our contractual obligations were as follows (dollars in thousands):

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long term debt obligations	$144,375	$—	$144,375	$—	$—
Tenant related obligations(1)	958	843	—	115	—
Purchase obligations(2)	72,350	72,350	—	—	—
Projected interest expense(3)	16,692	7,219	9,473	—	—

Total	$234,375	$80,412	$153,848	$115	$—

(1)
Committed tenant related obligations include leasing commissions and tenant improvements and are based on leases executed through December 31, 2009.

(2)
Represents the purchase price to acquire two properties which were subject to executed purchase and sale agreements on December 31, 2009. The amount includes $35.3 million of assumed mortgage debt that will mature in more than five years from the date of the assumption.

(3)
Projected interest expense is attributable to only the long term debt obligations listed above at existing rates and is not intended to project future interest costs which may result from debt prepayments, new debt issuances or changes in interest rates. In January 2010, we acquired a property in Lakewood, CO and assumed $10.5 million of mortgage debt and fully repaid the amount outstanding on our secured revolving credit facility with the proceeds from our offering.

Debt Covenants

        Our principal debt obligation at December 31, 2009 is our secured revolving credit facility. Our secured revolving credit facility agreement contains a number of covenants which restrict our ability to incur debts in excess of calculated amounts, restrict our ability to make distributions under certain circumstances and generally require us to maintain certain financial ratios. Our secured revolving credit facility provides for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default or upon a change of control. We believe we were in compliance with all of our covenants under our secured revolving credit facility agreement at December 31, 2009.

Related Person Transactions

        HRP organized us as a 100% owned subsidiary on February 17, 2009. At the time of our organization, we issued 9,950,000 Shares to HRP. During April 2009, HRP contributed 29 properties, with 3,304,000 rentable square feet of space to one of our subsidiaries. Also in April 2009, we entered into a $250 million secured revolving credit facility with a group of commercial banks and the $250 million proceeds of this secured revolving credit facility were drawn and distributed to HRP. HRP has no obligation to pay us the $250 million distributed to it in April 2009.

        In June 2009, we completed our IPO of 11,500,000 of our Shares (including the underwriters' exercise of an over allotment option), became a separate public company and ceased to be a subsidiary of HRP. In connection with this offering, we and HRP entered the transaction agreement on June 8, 2009, which governs our separation from and relationship with HRP. Pursuant to the transaction agreement:

  •
  The current assets and liabilities from our properties, as of the time of closing of our IPO, were settled between us and HRP so that HRP retained all pre-closing current assets and liabilities and we retained all post-closing current assets and liabilities.

  •
  We agreed to indemnify HRP with respect to any liability relating to any of the 29 properties contributed to us by HRP, including liabilities which arose before our formation.

  •
  We and HRP agreed that, so long as HRP owns in excess of 10% of our outstanding Shares, we and HRP engage the same manager or we and HRP have any common managing trustees, (1) HRP will not acquire ownership (including fee interest, leaseholds, joint ventures, mortgages or other real estate assets) of properties which are majority leased to government tenants, unless a majority of our Independent Trustees who are not also trustees of HRP have determined not to make the acquisition, (2) we will not acquire ownership (including fee interest, leaseholds, joint ventures, mortgages or other real estate assets) of office or industrial properties which are not majority leased to government tenants, unless a majority of HRP's independent trustees who are not also trustees of ours have determined not to make the acquisition, and (3) we will have a right of first refusal to purchase any property owned by HRP that HRP determines to divest if the property is then majority leased to government tenants, which right of first refusal will also apply in the event of an indirect sale of any such properties resulting from a change of control of HRP. The provisions described in (1) and (2) do not apply to any investments held or committed to by HRP or us at the time of our IPO. In addition, the provisions described in (1) and (2) do not prevent us from continuing to own and lease our current properties or properties otherwise acquired by us that cease to be majority leased to government tenants following the expiration or termination of government tenancies in effect as of the time of completion of our IPO or such acquisition. The provisions described in (1) and (2) also do not prohibit HRP from leasing its current or future properties to government tenants.

  •
  We and HRP agreed to cooperate to enforce the ownership limitations in our and its respective declarations of trust as may be appropriate for each of us to qualify for and maintain tax status as a REIT and otherwise to promote our respective orderly governance, and to cooperate to file future tax returns, including appropriate allocations of taxable income, expenses and other tax attributes.

  •
  We and HRP agreed that certain disputes, claims and controversies arising under the transaction agreement may be referred to binding arbitration proceedings.

        As of February 19, 2010, HRP owned 9,950,000, or 31.8% of our outstanding Shares. Both we and HRP are managed by RMR, and Barry Portnoy and Adam Portnoy are Managing Trustees of both us and HRP. Adam Portnoy is also our President.

        Upon completion of our IPO, we entered into two agreements with RMR to provide management and administrative services to us: a business management agreement and a property management agreement. The business management agreement provides for compensation to RMR at an annual rate equal to the sum of (a) 0.5% of the historical cost to HRP of the properties contributed to us by HRP and (b) 0.7% of our cost of any properties we acquire up to and including $250 million, plus 0.5% of our cost of any additional properties in excess of $250 million. In addition, RMR receives an incentive fee based upon increases in our FFO Per Share, as defined in the business management agreement, commencing with our fiscal year ending December 31, 2010. The incentive fee is paid in our Shares. The property management agreement provides for management fees equal to 3.0% of gross rents and construction management fees equal to 5.0% of certain construction costs. Both the business management agreement and the property management agreement are effective until December 31, 2010, and are renewable annually thereafter upon such terms and conditions as may be approved by a majority of our Independent Trustees. We or RMR may terminate either agreement upon 60 days prior written notice. RMR may also terminate the property management agreement upon five business days notice if we undergo a change of control, as defined in the property management agreement. Our Board of Trustees has given our Compensation Committee, which is comprised of our Independent Trustees, authority to act on our behalf with respect to these agreements. The charter of the Compensation Committee requires the Committee to review the terms of the agreements and evaluate RMR's performance under the agreements annually. The aggregate business management and property management fees we paid RMR for 2009 were $5.6 million, which amount includes $2.4 million of the fees payable to RMR by HRP that were allocated to us by HRP before we became a separate public company. We are generally responsible for all of our operating expenses, including certain expenses incurred by RMR on our behalf. We are not responsible for payment of RMR's employment, office or administration expenses incurred to provide management services to us, except for our pro rata portion of the employment and related expenses of RMR employees who provide on site property management services and of the staff employed by RMR who conduct our internal audit function. Under our management agreements with RMR, we acknowledge that RMR manages other businesses, including SNH, HPT, HRP, TA and FVE, and will not be required to present us with opportunities to invest in properties that are primarily of a type that are within the investment focus of another business now or in the future managed by RMR. Under our business management agreement, RMR has agreed not to present other businesses that it now or in the future manages with opportunities to invest in properties that are majority leased to government tenants unless our Independent Trustees have determined not to invest in the opportunity. RMR has also agreed not to provide business management services to any other business which is principally engaged in the business of owning properties which are majority leased or occupied to Governmental Authorities, as defined in the business management agreement, or which are reasonably expected to be majority leased to Governmental Authorities, without the consent of our Independent Trustees. Each of the business management agreement and the property management agreement also includes arbitration provisions for the resolution of certain disputes, claims and controversies. RMR also provides the internal audit function for us and for other publicly owned companies to which it provides management services. Our Audit Committee appoints our Director of

Internal Audit, and our Compensation Committee approves his salary and the costs we pay with respect to our internal audit function. Our pro rata share of RMR's costs in providing that function was $121,000 in 2009. Messrs. Barry M. Portnoy and his son, Adam D. Portnoy beneficially own RMR and are our Managing Trustees. Barry Portnoy is the Chairman of RMR; Adam Portnoy is the President, Chief Executive Officer and a director of RMR. Each of our executive officers is also an officer of RMR. Additionally, Mr. Barry Portnoy's son-in-law, who is Mr. Adam Portnoy's brother-in-law, is an officer of RMR. Transactions between us and RMR are approved by our Compensation Committee which is comprised of Independent Trustees.

        On December 16, 2009, we entered into a subscription agreement pursuant to which we purchased 20,000 shares of common stock, par value of $10.00 per share of AIC, for an aggregate purchase price of $5.1 million. AIC is an insurance company formed in the State of Indiana in November 2008 by RMR, HRP, HPT, SNH, FVE, and TA. AIC received its certificate of authority to transact insurance business in the State of Indiana from the Indiana Department of Insurance in May 2009.

        Concurrently with the execution and delivery of the subscription agreement, we entered into an amended and restated shareholders agreement with AIC, HRP, HPT, SNH, FVE, TA and RMR. The amended and restated shareholders agreement includes arbitration provisions for the resolution of certain disputes, claims and controversies. Pursuant to the previous version of the shareholders agreement, each of HRP, HPT, SNH, FVE, TA and RMR previously purchased 20,000 shares of AIC from AIC. As of February 19, 2010, we and these other previous shareholders of AIC each own approximately 14.29% of AIC. We may invest additional amounts in AIC in the future if the expansion of this insurance business requires additional capital, but we are not obligated to do so. Over time we expect to obtain some or all of our insurance coverage from AIC. By participating in this insurance business with RMR and the other companies to which RMR provides management services, we expect that we may benefit financially by possibly reducing our insurance expenses and/or by realizing our pro-rata share of any profits of this insurance business.

        RMR, in addition to being a shareholder, entered a management agreement with AIC pursuant to which RMR provides AIC certain management and administrative services. In addition, AIC entered an investment advisory agreement with RMR Advisors, Inc., or RMR Advisors, pursuant to which RMR Advisors acts as AIC's investment advisor. The same persons who own and control RMR, including Messrs. Barry and Adam Portnoy, our Managing Trustees, own and control RMR Advisors. Additionally, all of our Trustees currently serve on the board of directors of AIC. As such, all transactions between us and AIC have been approved pursuant to our Governance Guidelines, which provide that any material transaction between us and AIC shall be reviewed, authorized and approved or ratified by both the affirmative vote of a majority of our entire Board of Trustees and the affirmative vote of a majority of our Independent Trustees.

        The foregoing descriptions of our agreements with RMR, HRP and AIC are summaries and are qualified in their entirety by the terms of the agreements which are among the exhibits listed in Item 15 of this Annual Report on Form 10-K and incorporated herein by reference. In addition, copies of those agreements are filed with the SEC and may be obtained from the SEC's website at www.sec.gov.

        We believe that our agreements with RMR, HRP and AIC are on commercially reasonable terms. Nonetheless, because of our various relationships with RMR it is possible that some investors may assert otherwise.

Policies and Procedures Concerning Conflicts of Interest and Related Person Transactions

        Our Code of Conduct and our Governance Guidelines address the review and approval of activities, interests or relationships that interfere with, or appear to interfere with, our interests, including related person transactions. Persons subject to our Code of Conduct and Governance Guidelines are under a continuing obligation to disclose any such conflicts of interest and may pursue a transaction or relationship which involves such conflicts of interest only if the transaction or relationship has been approved as follows:

  •
  In the case of an executive officer or trustee, such person must seek approval from our disinterested trustees for investments, related person transactions (involving a direct or indirect material interest) and other transactions or relationships which such person would like to pursue and which may otherwise constitute a conflict of interest or other action falling outside the scope of permissible activities under our Code of Conduct or Governance Guidelines. If there are no disinterested trustees, the transaction shall be reviewed, authorized and approved or ratified by both the affirmative vote of a majority of our entire Board of Trustees and the affirmative vote of a majority of our Independent Trustees. In determining whether to approve or ratify a transaction, our Board of Trustees, disinterested trustees or Independent Trustees, as the case may be, shall act in accordance with any applicable provisions of our Declaration of Trust, shall consider all of the relevant facts and circumstances, and shall approve only those transactions that are fair and reasonable to us.

  •
  In the case of RMR employees (other than our trustees and executive officers) subject to our Code of Conduct, the employee must seek approval from an executive officer who has no interest in the matter for which approval is being requested.

  •
  In 2009 we invested in AIC, which was formed and licensed by RMR and various affiliates of RMR, and for which all of our trustees serve as directors. Any material transaction between us and AIC shall be reviewed, authorized and approved or ratified by both the affirmative vote of a majority of our entire Board of Trustees and the affirmative vote of a majority of our Independent Trustees.

        The following is a summary of provisions of our Declaration of Trust, affecting certain transactions with related persons. Because it is a summary of the material terms, it does not contain all the information that may be important to you. If you would like more information, you should read our entire Declaration of Trust, which has been filed as an exhibit to our Current Report on Form 8-K dated December 31, 2009. Under our Declaration of Trust:

  •
  Each of our trustees, officers, employees and agents may, in his or her personal capacity or otherwise, have business interests and engage in business activities similar to or in addition to those relating to us, which interests and activities may be similar to and competitive with ours and may include the acquisition, syndication, holding, management, development, operation or disposition, for his or her own account, or for the account of others, of interests in mortgages, interests in real property, or interests in persons engaged in the real estate business.

  •
  Each of our trustees, officers, employees and agents is free of any obligation to present to us any investment opportunity which comes to him or her in any capacity other than solely as our trustee, officer, employee or agent even if such opportunity is of a character which, if presented to us, could be taken by us.

  •
  Each of our trustees, officers, employees or agents may be interested as a trustee, officer, director, shareholder, partner, member, advisor or employee of, or otherwise have a direct or indirect interest in, any person who may be engaged to render advice or services to us, and may receive compensation from such person as well as compensation from us as a trustee, officer, employee or agent or otherwise.

  •
  None of the above mentioned activities will be deemed to conflict with an individual's duties and powers as our trustee, officer, employee or agent.

  •
  We may enter into any contract or transaction of any kind, whether or not any of our trustees, officers, employees or agents has a financial interest in such transaction, with any person, including any of our trustees, officers, employees or agents or any person affiliated with one of our trustees, officers, employees or agents or in which one of our trustees, officers, employees or agents has a material financial interest.

  •
  To the extent permitted by Maryland law, a contract or other transaction between us and any of our trustees or between us and RMR or any other entity in which any of our trustees is a director or trustee or has a material financial interest shall not be void or voidable if:

  •
  The fact of the common directorship, trusteeship or interest is disclosed or known to our Board of Trustees or a proper committee thereof, and our Board of Trustees or such committee authorizes, approves or ratifies the contract or transaction by the affirmative vote of a majority of disinterested trustees, even if the disinterested trustees constitute less than a quorum, or, if there are no disinterested trustees, then the approval shall be by majority vote of our entire Board of Trustees and by majority vote of our Independent Trustees;

  •
  The fact of the common directorship, trusteeship or interest is disclosed or known to our shareholders entitled to vote, and the contract or transaction is authorized, approved, or ratified by a majority of the votes cast by our shareholders entitled to vote other than the votes of shares owned of record or beneficially by the interested trustee, corporation, trust, firm or other entity; or

  •
  The contract or transaction is fair and reasonable to us.

  •
  The failure of a contract or other transaction between us and any of our trustees or between us and RMR or any other corporation, trust, firm, or other entity in which any of our trustees is a director or trustee or has a material financial interest to satisfy the criteria set forth above will not create any presumption that such contract or other transaction is void, voidable or otherwise invalid, and any such contract or other transaction shall be valid to the fullest extent permitted by Maryland law.

Critical Accounting Policies

        Our critical accounting policies are those that will have the most impact on the reporting of our financial condition and results of operations and those requiring significant judgments and estimates. We believe that our judgments and estimates are consistently applied and produce financial information that fairly presents our results of operations. Our most critical accounting policies involve our investments in real property. These policies affect our:

  •
  allocation of purchase prices among various asset categories and the related impact on the recognition of rental income and depreciation and amortization expenses; and

  •
  assessment of the carrying values and impairments of long lived assets.

        We allocate the acquisition cost of each property investment to various property components such as land, buildings and improvements and intangibles based on their fair values, and each component generally has a different useful life. For real estate acquired, we record building, land and improvements, and, if applicable, the value of in-place leases, the fair market value of above or below market leases and customer relationships at fair value. We allocate the excess, if any, of the consideration over the fair value of assets acquired to goodwill. We base purchase price allocations and the determination of useful lives on our estimates and, under some circumstances, studies from independent real estate appraisal firms to provide market information and evaluations that are relevant to management's purchase price allocations and determinations of useful lives; however, management is ultimately responsible for the purchase price allocations and determination of useful lives.

        We compute depreciation expense using the straight line method over estimated useful lives of up to 40 years for buildings and improvements, and up to 12 years for personal property. We do not depreciate the allocated cost of land. We amortize capitalized above market lease values as a reduction to rental income over the terms of the respective leases. We amortize capitalized below market lease values as an increase to rental income over the terms of the respective leases. We amortize the value of in place leases exclusive of the value of above market and below market in place leases to expense over the periods of the respective leases. If a lease is terminated prior to its stated expiration, all unamortized amounts relating to that lease are written off. Purchase price allocations require us to make certain assumptions and estimates. Incorrect assumptions and estimates may result in inaccurate depreciation and amortization charges over future periods.

        We periodically evaluate our properties for impairment. Impairment indicators may include declining tenant occupancy or our decision to dispose of an asset before the end of its estimated useful life and legislative, market or industry changes that could permanently reduce the value of a property. If indicators of impairment are present, we evaluate the carrying value of the related property by comparing it to the expected future undiscounted cash flows to be generated from that property. If the sum of these expected future cash flows is less than the carrying value, we reduce the net carrying value of the property to its fair value. This analysis requires us to judge whether indicators of impairment exist and to estimate likely future cash flows. If we misjudge or estimate incorrectly or if future tenant operations, market or industry factors differ from our expectations we may record an impairment charge that is inappropriate or fail to record a charge when we should have done so, or the amount of any such charges may be inaccurate.

        These policies involve significant judgments made based upon experience, including judgments about current valuations, ultimate realizable value, estimated useful lives, salvage or residual value, the ability and willingness of our tenants to perform their obligations to us, current and future economic conditions and competitive factors in the markets in which our properties are located. Competition, economic conditions, changing government priorities and other factors may cause occupancy declines in the future. In the future, we may need to revise our carrying value assessments to incorporate information which is not now known, and such revisions could increase or decrease our depreciation expense related to properties we own or decrease the carrying values of our assets.

Impact of Inflation

        Inflation might have both positive and negative impacts upon us. Inflation might cause the value of our real estate to increase. Inflation might also cause our costs of equity and debt capital and operating costs to increase. An increase in our capital costs or in our operating costs will result in decreased earnings unless it is offset by increased revenues. Our government leases generally provide for annual rent increases based on a cost of living index calculation which should offset any increased costs as a result of inflation.

        To mitigate the adverse impact of any increased cost of debt capital in the event of material inflation, we may enter into interest rate hedge arrangements in the future, but we have no present intention to do so. The decision to enter into these agreements will be based on the amount of our floating rate debt outstanding, our belief that material interest rate increases are likely to occur and upon requirements of our borrowing arrangements.

Impact of Climate Change

        The current political debate about climate change has resulted in various treaties, laws and regulations which are intended to limit carbon emissions. We believe these laws being enacted or proposed may cause energy costs at our properties to increase. Under most of our leases the tenant's obligation to pay us adjusted rent for increased operating costs is limited annually to a cost of living index increase rather than the actual amount of our costs. As a result, in the event our operating costs, including energy costs, exceed the cost of living index, we will be required to bear those excess costs.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        We are exposed to risks associated with market changes in interest rates. We manage our exposure to this market risk by monitoring available financing alternatives. Other than as described below, we do not foresee any significant changes in our exposure to fluctuations in interest rates or in how we manage this exposure in the near future.

        Repayments under our secured revolving credit facility may be made at any time without penalty. We borrow under this facility in U.S. dollars and borrowings bear interest at a floating rate based upon LIBOR, subject to a floor, or another specified index, plus a spread or margin, which will vary depending upon our debt leverage. Accordingly, we are exposed to changes in short term rates, specifically LIBOR, if the increase exceeds the LIBOR floor amount. A change in interest rates would not affect the value of our outstanding floating rate debt, but would affect our operating results.

        On December 31, 2009, the one month LIBOR rate was 0.23% per annum compared to our LIBOR floor amount of 2.00% per annum. As a result, the one month LIBOR rate would have to increase more than 770% before a change in LIBOR would affect our operating results.

        Assuming the LIBOR increases above our LIBOR floor amount, our exposure to fluctuations in interest rates will increase or decrease in the future with increases or decreases in the outstanding amount of our secured revolving credit facility and any other floating rate debt that we may incur.

Item 8.    Financial Statements and Supplementary Data

        The information required by this item is included in Item 15 of this Annual Report on Form 10-K.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9AT.    Controls and Procedures

        As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Managing Trustees, our President and our Treasurer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based upon that evaluation, our Managing Trustees, our President and our Treasurer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

        This Annual Report on Form 10-K does not include a report of our management's assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to rules established by the SEC providing for a transition period for newly public companies.

        There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

        None.

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        We have a Code of Conduct that applies to all our representatives, including our officers and trustees and employees of RMR. Our Code of Conduct is posted on our website, www.govreit.com. A printed copy of our Code of Conduct is also available free of charge to any person who requests a copy by writing to our Secretary, Government Properties Income Trust, 400 Centre Street, Newton, MA 02458. We intend to disclose any amendments or waivers to our Code of Conduct applicable to our principal executive officer, principal financial officer, principal accounting officer or controller (or any person performing similar functions) on our website.

        The remainder of the information required by Item 10 is incorporated by reference to our definitive Proxy Statement.

Item 11.    Executive Compensation.

        The information required by Item 11 is incorporated by reference to our definitive Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        Equity Compensation Plan Information.    We may grant Shares to our officers and other employees of RMR under our 2009 Incentive Share Award Plan, or the 2009 Plan. In addition, each of our trustees receives 1,250 Shares per year under the 2009 Plan as part of their annual compensation for serving as a trustee. The 2009 Plan was approved by HRP as our sole shareholder prior to our IPO. The terms of grants made under the 2009 Plan are determined by our Board of Trustees, or a committee thereof, at the time of the grant. The following table is as of December 31, 2009.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders—2009 Plan	None.	None.	1,968,650	(1)
Equity compensation plans not approved by security holders	None.	None.	None.
Total	None.	None.	1,968,650	(1)

(1)
Pursuant to the terms of the 2009 Plan, in no event shall the number of Shares issued under the 2009 Plan exceed 2,000,000. Since the 2009 Plan was established, 31,350 share awards have been granted.

        Payments by us to RMR are described in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Related Person Transactions". The remainder of the information required by Item 12 is incorporated by reference to our definitive Proxy Statement.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

        The information required by Item 13 is incorporated by reference to our definitive Proxy Statement.

Item 14.    Principal Accountant Fees and Services.

        The information required by Item 14 is incorporated by reference to our definitive Proxy Statement.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)
Index to Financial Statements and Financial Statement Schedules

        The following consolidated financial statements and financial statement schedule of Government Properties Income Trust are included on the pages indicated:

        All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions, or are inapplicable, and therefore have been omitted.

b)
Exhibits

Exhibit Number	Description
3.1	Composite Copy of Amended and Restated Declaration of Trust, dated June 8, 2009, as amended to date. (Incorporated by reference to the Company's Current Report on Form 8-K dated December 31, 2009.)
3.2	Amended and Restated Bylaws, dated June 8, 2009. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.)
4.1	Form of common share certificate. (Incorporated by reference to Amendment No. 2 to the Company's Registration Statement on Form S-11/A, File No. 333-157455.)
8.1	Opinion of Sullivan & Worcester LLP as to certain tax matters. (Filed herewith.)
10.1
Transaction Agreement, dated June 8, 2009, between HRPT Properties Trust and the Company. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.)
10.2
Credit Agreement, dated as of April 24, 2009, among the Company, Government Properties Income Trust LLC, the Lenders party thereto, Bank of America, National Association as Administrative Agent, Swing Line Lender and L/C Issuer. (Incorporated by reference to Amendment No. 2 to the Company's Registration Statement on Form S-11/A, File No. 333-157455.)
10.3
Business Management Agreement, dated June 8, 2009, between Reit Management & Research LLC and the Company.(+) (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.)

Exhibit Number	Description
10.4	Property Management Agreement, dated June 8, 2009, between Reit Management & Research LLC and the Company.(+) (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.)
10.5	2009 Incentive Share Award Plan.(+) (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.)
10.6	Form of Restricted Share Agreement.(+) (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.)
10.7	Representative Indemnification Agreement.(+) (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.)
10.8	Summary of Trustee Compensation.(+) (Filed herewith.)
10.9
Lease for 5045 East Butler Avenue, Fresno, California, between the United States of America (through the General Services Administration) and the Company, dated November 28, 2001, as amended. (Incorporated by reference to Amendment No. 1 to the Company's Registration Statement on Form S-11/A, File No. 333-157455.)
10.10
Form of Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing (pursuant to the Company's Credit Agreement). (Incorporated by reference to Amendment No. 2 to the Company's Registration Statement on Form S-11/A, File No. 333-157455.)
10.11
Pledge Agreement, dated April 24, 2009, between Bank of America, National Association and the Company. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.)
10.12
Amended and Restated Shareholders Agreement, dated December 16, 2009, among Affiliates Insurance Company, Five Star Quality Care, Inc., Hospitality Properties Trust, HRPT Properties Trust, Senior Housing Properties Trust, TravelCenters of America LLC, Reit Management & Research LLC and the Company. (Incorporated by reference to the Company's Current Report on Form 8-K dated December 17, 2009.)
21.1	Subsidiaries. (Incorporated by reference to Amendment No. 1 to the Company's Registration Statement on Form S-11/A, File No. 333-164108.)
23.1	Consent of Sullivan & Worcester LLP. (Contained in Exhibit 8.1.)
31.1	Rule 13a-14(a) Certification. (Filed herewith.)
31.2	Rule 13a-14(a) Certification. (Filed herewith.)
31.3	Rule 13a-14(a) Certification. (Filed herewith.)
32.1	Section 1350 Certification. (Furnished herewith.)
99.1
Subscription Agreement, dated December 16, 2009, by and among Affiliates Insurance Company and the Company. (Incorporated by reference to the Company's Current Report on Form 8-K dated December 17, 2009.)

(+)
Management contract or compensatory plan or arrangement.

Report of Independent Registered Public Accounting Firm

To the Trustees and Shareholders of Government Properties Income Trust

        We have audited the accompanying consolidated balance sheets of Government Properties Income Trust (the "Company") as of December 31, 2009 and 2008, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Government Properties Income Trust at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for business combinations with the adoption of the guidance originally issued in FASB Statement No. 141(R), Business Combinations (codified in FASB ASC Topic 805, Business Combinations) effective January 1, 2009.

/s/ Ernst & Young LLP
Boston, Massachusetts February 22, 2010

GOVERNMENT PROPERTIES INCOME TRUST

CONSOLIDATED BALANCE SHEET

(amounts in thousands, except share data)

	December 31,
	2009	2008
ASSETS
Real estate properties:
Land	$74,009	$65,719
Buildings and improvements	502,748	424,756

	576,757	490,475
Accumulated depreciation	(113,027)	(100,034)

	463,730	390,441
Acquired real estate leases, net	15,310	10,071
Cash and cash equivalents	1,478	97
Restricted cash	—	1,334
Rents receivable	13,544	14,593
Deferred leasing costs, net	1,330	1,757
Deferred financing costs, net	5,204	—
Due from affiliates	103	—
Other assets, net	14,114	1,481

Total assets	$514,813	$419,774

LIABILITIES AND SHAREHOLDERS' EQUITY
Mortgage notes payable	$—	$134
Secured revolving credit facility	144,375	—
Accounts payable and accrued expenses	13,985	3,036
Due to affiliates	837	—
Acquired real estate lease obligations, net	3,566	3,151

Total liabilities	162,763	6,321

Commitments and contingencies	—	—
Shareholders' equity:
Common shares of beneficial interest, $0.01 par value:
21,481,350 shares issued and outstanding	215	—
Additional paid in capital	357,627	—
Cumulative net income	13,541	—
Cumulative common distributions	(19,333)	—
Ownership interest	—	413,453

Total shareholders' equity	352,050	413,453

Total liabilities and shareholders' equity	$514,813	$419,774

See accompanying notes

GOVERNMENT INCOME PROPERTIES TRUST

CONSOLIDATED STATEMENT OF INCOME

(amounts in thousands, except per share data)

	Year Ended December 31,
	2009	2008	2007
Rental income	$78,957	$75,425	$73,050

Expenses:
Real estate taxes	8,546	7,960	7,247
Utility expenses	6,325	6,229	5,555
Other operating expenses	12,232	12,159	11,140
Depreciation and amortization	15,172	14,182	13,832
Acquisition costs	1,032	—	—
General and administrative	4,151	2,984	2,906

Total expenses	47,458	43,514	40,680

Operating income	31,499	31,911	32,370
Interest and other income	38	37	88
Interest expense (including amortization of deferred financing fees of $1,551, $— and $—, respectively)	(5,556)	(141)	(359)

Net income	$25,981	$31,807	$32,099

Weighted average Shares outstanding	15,082	—	—

Earnings per common share:
Net income	$1.72	N/A	N/A

See accompanying notes

GOVERNMENT PROPERTIES INCOME TRUST

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

(amounts in thousands, except share data)

	Ownership Interest	Number of Shares	Common Shares	Cumulative Common Distributions	Additional Paid in Capital	Cumulative Net Income	Total
Balance at December 31, 2006	$423,625	—	$—	$—	$—	$—	$423,625
Net income	32,099	—	—	—	—	—	32,099
Net distributions	(35,177)	—	—	—	—	—	(35,177)

Balance at December 31, 2007	420,547	—	—	—	—	—	420,547
Net income	31,807	—	—	—	—	—	31,807
Net distributions	(38,901)	—	—	—	—	—	(38,901)

Balance at December 31, 2008	413,453	—	—	—	—	—	413,453
Issuance of shares, net	—	21,450,000	215		357,377	—	357,592
Stock grants	—	31,350	—		250	—	250
Net income	12,440	—	—	—	—	13,541	25,981
Net distributions	(425,893)	—	—	(19,333)	—	—	(445,226)

Balance at December 31, 2009	$—	21,481,350	$215	$(19,333)	$357,627	$13,541	$352,050

See accompanying notes

GOVERNMENT PROPERTIES INCOME TRUST

CONSOLIDATED STATEMENT OF CASH FLOWS

(amounts in thousands)

	Year Ended December 31,
	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$25,981	$31,807	$32,099
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	16,443	13,829	13,534
Share based compensation expense	250	—	—
Equity in loss of equity investments	15	—	—
Change in assets and liabilities:
(Increase) decrease in restricted cash	1,334	55	409
(Increase) decrease in deferred leasing costs	(9)	(527)	(561)
(Increase) decrease in rents receivable	(6,998)	46	(2,422)
(Increase) decrease in due from affiliates	(103)	—	—
Increase (decrease) in other assets	(214)	(397)	(80)
Increase (decrease) in accounts payable and accrued expenses	2,538	12	(2,638)
Increase (decrease) in due to affiliates	837	—	—

Cash provided by operating activities	40,074	44,825	40,341

CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate acquisitions and improvements	(100,051)	(2,435)	(2,004)
Investment in Affiliates Insurance Company	(5,134)	—	—

Cash used in investing activities	(105,185)	(2,435)	(2,004)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of mortgage loans	(134)	(3,458)	(3,163)
Borrowings on secured revolving credit facility	382,000	—	—
Costs of establishing secured revolving credit facility	(6,755)	—	—
Payments on secured revolving credit facility	(237,625)	—	—
Proceeds from issuance of common stock, net	205,510	—	—
Distributions to common shareholders	(10,741)	—	—
Equity distributions	(265,763)	(38,901)	(35,177)

Cash provided by (used for) financing activities	66,492	(42,359)	(38,340)

Increase (decrease) in cash and cash equivalents	1,381	31	(3)
Cash and cash equivalents at beginning of period	97	66	69

Cash and cash equivalents at end of period	$1,478	$97	$66

Supplemental cash flow information
Interest paid	$3,918	$167	$382
Non-cash operating activities
Equity distributions	$8,047	$—	$—
Non-cash financing activities
Issuance of Shares pursuant to our Share Award Plan	$(250)	$—	$—

See accompanying notes

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization

        Government Properties Income Trust, or GOV, the Company, we or us, was organized as a Maryland real estate investment trust, or REIT, on February 17, 2009 as a wholly owned subsidiary of HRPT Properties Trust, or HRP. At the time of our organization, we issued 9.95 million common shares of beneficial interest, par value $.01 per share, or our Shares, to HRP. These consolidated financial statements are presented as if we were a legal entity separate from HRP; although we did not exist until February 17, 2009 and thereafter we were a wholly owned consolidated subsidiary of HRP until June 8, 2009. As a result, for a substantial part of the periods presented, we and our 29 initial properties, or the Initial Properties, were wholly owned by HRP. On April 24, 2009, we acquired 100% ownership of our Initial Properties by means of a contribution from HRP to one of our subsidiaries. On June 8, 2009, or the Closing Date, we closed on our initial public offering, or IPO, and we became a separate publicly owned company.

        As of December 31, 2009, we owned 33 properties, or the Properties, totaling approximately 4 million rentable square feet.

Note 2. Summary of Significant Accounting Policies

        Basis of Presentation.    Prior to our IPO, HRP directly or indirectly owned us, and we have presented transactions at HRP's historical basis. Historically, substantially all of the rental income received by HRP from tenants at our properties were deposited in and commingled with HRP's general funds. HRP paid certain capital investments and other cash requirements of our properties and us, and HRP allocated general and administrative costs to our properties and us based on its historical costs of our properties as a percentage of HRP's historical cost of all of HRP's properties until the Closing Date. Thereafter, we have recorded general and administrative expenses at our direct cost. We believe that HRP's method for allocating general and administrative expenses prior to the Closing Date is reasonable.

        We account for our investment in Affiliates Insurance Company, or AIC, using the equity method of accounting. Significant influence is present through common representation on the boards of trustees or directors of us and AIC. Our Managing Trustees are also owners of Reit Management & Research LLC, or RMR, which is the manager of us and AIC, and each of our trustees is a director of AIC. In preparing these consolidated financial statements, we evaluated events that occurred through February 22, 2010, the date of issuance of these consolidated financial statements, for potential recognition or disclosure.

        Real Estate Properties.    As required by U.S. generally accepted accounting principles, we have generally adopted the accounting treatment and policies for our properties and business which were previously employed by HRP. We record our Initial Properties at cost to HRP and our other properties at our cost and provide depreciation on real estate investments on a straight line basis over estimated useful lives ranging up to 40 years. We and HRP estimated the purchase price allocations and the useful lives of our properties. In some circumstances, we and HRP engaged independent real estate appraisal firms to provide market information and evaluations that is relevant to our purchase price allocations and determinations of useful lives; however, we are ultimately responsible for the purchase price allocations and determinations of useful lives.

        We and HRP allocated the purchase prices of our properties to land, building and improvements based on determinations of the relative fair values of these assets assuming the properties are vacant.

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Summary of Significant Accounting Policies (Continued)

We and HRP determined the fair value of each property using methods similar to those used by independent appraisers. We and HRP allocated a portion of the purchase price of our properties to above market and below market leases based on the present value (using an interest rate which reflects the risks associated with in place leases at the time each property was acquired by us or HRP) of the difference between (i) the contractual amounts to be paid pursuant to the in place leases and (ii) our estimates of fair market lease rates for the corresponding leases, measured over a period equal to the terms of the respective leases. We and HRP allocated a portion of the purchase price to in place leases and tenant relationships in an amount equal to the excess of (i) the purchase price paid for each property, after adjusting existing in place leases to market rental rates, over (ii) the estimated fair value of the property, as if vacant. We and HRP allocated this aggregate value between in place lease values and tenant relationships based on our evaluation of the specific characteristics of each tenant's lease. However, we have not separated the value of tenant relationships from the value of in place leases because such value and related amortization expense is immaterial in the accompanying financial statements. In making these allocations, we considered factors such as estimated carrying costs during the expected lease up periods, including real estate taxes, insurance and other operating income and expenses and costs, such as leasing commissions, legal and other related expenses, to execute similar leases in current market conditions at the time a property was acquired by us or HRP. If the value of tenant relationships becomes material in the future, we may separately allocate those amounts and amortize the allocated amount over the estimated life of the relationships.

        We amortize capitalized above market lease values (presented as acquired real estate leases in our consolidated balance sheet) and below market lease values (presented as acquired real estate lease obligations in our consolidated balance sheet) as a reduction or increase, respectively, to rental income over the terms of the associated leases. Such amortization resulted in increases to rental income of approximately $281,000, $352,000 and $298,000 during the years ended December 31, 2009, 2008 and 2007, respectively. We amortize the value of in place leases, exclusive of the value of above market and below market in place leases, over the periods of the associated leases. Such amortization amounted to approximately $1.2 million during each of the years ended December 31, 2009, 2008 and 2007. When a lease is terminated prior to its stated expiration, we will write off the unamortized amounts relating to that lease.

        Accumulated amortization of capitalized above and below market lease values was $1.9 million and $1.6 million at December 31, 2009 and 2008, respectively. Accumulated amortization of the value of in place leases, exclusive of the value of above and below market in place leases, was $7.7 million and $6.5 million at December 31, 2009 and 2008, respectively. Future amortization of intangible lease assets and liabilities to be recognized during the current terms of the existing leases as of December 31, 2009 are approximately, $2.0 million in 2010, $1.9 million in 2011, $1.5 million in 2012, $1.2 million in 2013, $1.2 million in 2014 and $4.1 million thereafter.

        Cash and Cash Equivalents.    Cash and short term investments with original maturities of three months or less at the date of purchase are carried at cost plus accrued interest.

        Restricted Cash.    Restricted cash, if any, consists of amounts escrowed for future real estate taxes, insurance, leasing costs, capital expenditures and debt service, as required by some of our mortgage debts, if any.

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Summary of Significant Accounting Policies (Continued)

        Deferred leasing costs.    Deferred leasing costs include brokerage, legal and other fees associated with the successful negotiation of leases and are amortized on a straight line basis over the terms of the respective leases. Deferred leasing costs totaled $3.2 million at December 31, 2009 and 2008 and accumulated amortization for deferred leasing costs totaled $1.9 million and $1.5 million at December 31, 2009 and 2008, respectively. Future amortization of deferred leasing costs to be recognized during the current terms of the existing leases as of December 31, 2009, are approximately $418,000 in 2010, $399,000 in 2011, $339,000 in 2012, $101,000 in 2013, $43,000 in 2014 and $30,000 thereafter.

        Deferred financing fees.    Deferred financing fees include issuance costs related to borrowings and are capitalized and amortized on a straight line basis over the term of our secured revolving credit facility. At December 31, 2009, deferred financing fees totaled $6.8 million and accumulated amortization for deferred financing fees totaled $1.6 million.

        Other assets.    Other assets consist principally of deposits on potential property acquisitions, our equity investment in AIC, prepaid property operating expenses and securities offering related costs.

        Due From Affiliates.    Due from affiliates represents rent collected by HRP on our behalf, which was subsequently transferred to us.

        Due To Affiliates.    Due to affiliates represent amounts due to RMR for expenses incurred pursuant to our business management and property management agreements with RMR.

        Revenue Recognition.    Rental income from operating leases is recognized on a straight line basis over the life of lease agreements.

        Income Taxes.    Prior to the Closing Date, our operations were included in HRP's income tax returns. HRP is a REIT under the Internal Revenue Code of 1986, as amended, or the Code. Accordingly, HRP is not subject to Federal income taxes provided it distributes its taxable income and meets certain other requirements to qualify as a real estate investment trust. However, HRP is subject to certain state and local taxes.

        Commencing with our initial taxable year ended December 31, 2009, we will elect to be taxed as a REIT. Accordingly, we are not subject to federal income taxes provided we distribute our taxable income and meet certain other requirements to qualify as a REIT. We are, however, subject to certain state and local taxes. The provision for state taxes which is based on our income is included on general and administrative expense in our consolidated statement of income.

        Reclassifications.    Reclassifications have been made to the prior year's financial statements and footnotes to conform to the current year's presentation.

        Use of Estimates.    Preparation of these financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that may affect the amounts reported in these financial statements and related notes. The actual results could differ from these estimates.

        Segment Reporting.    The Segment Reporting Topic of The FASB Accounting Standards Codification™, or the Codification, requires that a public business enterprise report financial and descriptive information about its reportable operating segments including a measure of segment profit

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Summary of Significant Accounting Policies (Continued)

or loss, certain specific revenue and expense items and segment assets. Since all of the activities of the Properties are managed as a single portfolio, we operate as one segment.

        Ownership Interest.    Prior to the Closing Date, HRP provided the funds used in our investment activities. Amounts invested in or advanced to us by HRP did not carry interest, and had no specific repayment terms. As of December 31, 2009, HRP owned 46.3% of our outstanding Shares. As a result of our public offering of 9,775,000 Shares on January 14, 2010, HRP owns 31.8% of our outstanding Shares.

Note 3. New Accounting Pronouncements

        In June 2009, the Financial Accounting Standards Board, or FASB, issued the Codification as the single source of authoritative nongovernmental U.S. generally accepted accounting principles to be effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this standard did not cause any material change to our current accounting practices.

        Effective June 30, 2009, we adopted the Subsequent Events Topic of the Codification. This Topic establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued. It requires disclosure of the date through which an entity has evaluated subsequent events and whether that date represents the date the financial statements were issued or were available to be issued. See Note 13 below.

        The Business Combinations Topic of the Codification establishes principles and requirements for how an acquirer shall recognize and measure in its financial statements the identifiable assets acquired, liabilities assumed, any noncontrolling interest in the acquiree and goodwill acquired in a business combination principally by expanding the definition of what constitutes a business combination, making it more likely that our acquisitions will be accounted for as business combinations, and by requiring the immediate expensing of acquisition costs incurred in connection with such transactions. This Topic was effective for fiscal years beginning after December 15, 2008 and the adoption affected our consolidated financial statements, principally by requiring us to expense acquisition costs.

        Effective June 30, 2009, we adopted the Interim Disclosures about Fair Value of Financial Instruments subtopic of the Financial Instruments Topic of the Codification. See Note 9, "Fair Value of Financial Instruments" for relevant disclosures.

        In April 2009, the FASB issued the following Topics: Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly; Recognition and Presentation of Other-Than-Temporary Impairments; and Interim Disclosures about Fair Value of Financial Instruments. The first Topic provides additional guidance for estimating fair value when the volume and level of activity for the assets or liabilities have significantly decreased. This topic also includes guidance on identifying circumstances that indicate a transaction is not orderly. The Other-Than-Temporary Impairments Topic amends existing other than temporary impairment guidance in U.S. generally accepted accounting principles for debt securities to make the guidance more operational and to improve the presentation and disclosure of other than temporary impairments of debt and equity securities. The Interim Disclosures about Fair Value of Financial Instruments Topic requires disclosure about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3. New Accounting Pronouncements (Continued)

financial statements. Each of these Topics is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of these Topics did not cause any material changes to our disclosures in our consolidated financial statements.

        In January 2010, the FASB issued an Accounting Standards Update, or ASU, Improving Disclosures about Fair Value Measurements. This ASU amends Fair Value Measurements and Disclosures Topic of the Codification, to require additional disclosures regarding fair value measurements. The amended guidance requires entities to disclose additional information regarding assets and liabilities that are transferred between levels of the fair value hierarchy. The ASU also further clarifies existing guidance pertaining to the level of disaggregation at which fair value disclosures should be made and the requirements to disclose information about the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. The new guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except of the requirement to separately disclose purchases, sales, issuances and settlements in the Level 3 roll forward, which becomes effective for fiscal years (and for interim periods within those fiscal years) beginning after December 15, 2010. The adoption of the ASU did not, and is not expected to, cause any material changes to our disclosures in our consolidated financial statements.

Note 4. Real Estate Properties

        As of December 31, 2009, we owned 33 properties representing an aggregate investment of $576.6 million. We generally lease space in our properties on a gross lease or modified gross lease basis pursuant to fixed term operating leases expiring between 2010 and 2020. These leases require us to pay all or some property operating expenses and to provide all or most property management services. Approximately $197,000 was committed for expenditures relating to approximately 65,260 square feet of leases executed during 2009. Committed but unspent tenant related obligations based on executed leases as of December 31, 2009 were approximately $958,000.

        In August 2009, we acquired one industrial property located in Nashua, NH with 321,800 rentable square feet. This property is 100% leased to the U.S. Postal Service. The purchase price was $18.2 million, excluding acquisition costs. We allocated $3 million to land, $14.1 million to building and improvements and $1.1 million to acquired real estate leases.

        In November 2009, we entered a binding purchase and sale agreement to acquire an office and warehouse property located in Landover, MD with 266,000 rentable square feet. This property is 100% leased to the U.S. Government and occupied by the Defense Intelligence Agency. The purchase price is $43.7 million, excluding acquisition costs and including the assumption of $24.8 million of mortgage debt that is not currently prepayable. We have completed our acquisition diligence for this property and expect to acquire this property and assume the mortgage debt during the first quarter of 2010; however, no assurance can be given that this acquisition will be consummated in that time period or at all. As of December 31, 2009, we had made a refundable deposit in the amount of $4.4 million in connection with this acquisition, which has been included in other assets on our balance sheet.

        In December 2009, we acquired three office properties for an aggregate purchase price of $71.1 million. We allocated $5.2 million to land, $61.3 million to building and improvements, $5.8 million to acquired real estate leases and $1.2 million to acquired real estate lease obligations. The first December acquisition was a property located in Sacramento, CA with 163,425 rentable square feet. This property is 98.1% leased, with the majority leased to the state of California and occupied by the California Department of Finance. The purchase price was $40.0 million, excluding acquisition costs.

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4. Real Estate Properties (Continued)

        The second December acquisition was also located in Sacramento, CA with 110,500 rentable square feet. This property is 100% leased to the state of California and occupied as the headquarters for the California National Guard. The purchase price was $15.1 million, excluding acquisition costs.

        The third December acquisition was a property located in Arlington Heights, IL with 57,770 rentable square feet. This property is 100% leased to the U.S. Government and occupied as the national training center for the Occupational Health and Safety Administration. The purchase price was $16.0 million, excluding acquisition costs.

        In January 2010, we acquired an office property located in Lakewood, CO with 166,745 rentable square feet. This property is 100% leased to the U.S. Government and occupied as the intermountain regional headquarters for the National Park Service. The purchase price was $28.7 million, excluding acquisition costs and including the assumption of $10.5 million of mortgage debt that is not currently prepayable. As of December 31, 2009, we had made a refundable deposit in the amount of $2.9 million in connection with this acquisition, which has been included in other assets on our balance sheet.

        Our future minimum lease payments related to our properties (excluding real estate taxes and other expense reimbursements) scheduled to be received during the current terms of the existing leases as of December 31, 2009 are approximately $80.8 million in 2010, $79.0 million in 2011, $62.1 million in 2012, $38.9 million in 2013, $30.5 million in 2014 and $76.9 million thereafter.

Note 5. Related Person Transactions

        As described in Notes 1, 2 and 3 above, HRP organized us as a 100% owned subsidiary on February 17, 2009. At the time of our organization, we issued 9,950,000 Shares to HRP. During April 2009, HRP contributed our Initial Properties, with 3,304,000 rentable square feet to one of our subsidiaries. Also in April 2009, we entered into a $250 million secured revolving credit facility with a group of commercial banks and the $250 million proceeds of this secured revolving credit facility were drawn and distributed to HRP. HRP has no obligation to pay us the $250 million distributed to it in April 2009.

        In June 2009, we completed our IPO of 11,500,000 of our Shares (including the exercise of the underwriters' over allotment option) and became a separate public company. In connection with these events, we and HRP entered a transaction agreement on the Closing Date which governs our separation from and relationship with HRP. Pursuant to the transaction agreement:

  •
  The current assets and liabilities associated with our properties, as of the time of closing of our IPO, were settled between us and HRP so that HRP retained all pre-closing current assets and liabilities and we retained all post-closing current assets and liabilities.

  •
  We agreed to indemnify HRP with respect to any liability relating to any of our Initial Properties, including liabilities which arose before our formation.

  •
  We and HRP agreed that, so long as HRP owns in excess of 10% of our outstanding Shares, we and HRP engage the same manager or we and HRP have any common managing trustees, (1) HRP will not acquire ownership (including fee interest, leaseholds, joint ventures, mortgages or other real estate assets) of properties which are majority leased to government tenants, unless a majority of our Independent Trustees who are not also trustees of HRP have determined not to make the acquisition, (2) we will not acquire ownership (including fee interest, leaseholds,

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5. Related Person Transactions (Continued)

    joint ventures, mortgages or other real estate assets) of office or industrial properties which are not majority leased to government tenants, unless a majority of HRP's independent trustees who are not also trustees of ours have determined not to make the acquisition, and (3) we will have a right of first refusal to purchase any property owned by HRP that HRP determines to divest if the property is then majority leased to government tenants, which right of first refusal will also apply in the event of an indirect sale of any such properties resulting from a change of control of HRP. The provisions described in (1) and (2) do not apply to any investments held or committed to by HRP or us at the time of our IPO. In addition, the provisions described in (1) and (2) do not prevent us from continuing to own and lease our current properties or properties otherwise acquired by us that cease to be majority leased to government tenants following the expiration or termination of government tenancies in effect as of the time of completion of our IPO or such acquisition. The provisions described in (1) and (2) also do not prohibit HRP from leasing its current or future properties to government tenants.

  •
  We and HRP agreed to cooperate to enforce the ownership limitations in our and its respective declarations of trust as may be appropriate for each of us to qualify for and maintain tax status as a REIT and otherwise to promote our respective orderly governance, and to cooperate to file future tax returns, including appropriate allocations of taxable income, expenses and other tax attributes.

  •
  We and HRP agreed that certain disputes, claims and controversies arising under the transaction agreement may be referred to binding arbitration proceedings.

        As of February 19, 2010, HRP owned 9,950,000, or 31.8% of our outstanding Shares. Both we and HRP are managed by RMR, and Barry Portnoy and Adam Portnoy are Managing Trustees of both us and HRP. Adam Portnoy is also our President.

        Upon completion of our IPO, we entered into two agreements with RMR to provide management and administrative services to us: a business management agreement and a property management agreement. The business management agreement provides for compensation to RMR at an annual rate equal to the sum of (a) 0.5% of the historical cost to HRP of the properties contributed to us by HRP and (b) 0.7% of our cost of any properties we acquire up to and including $250 million, plus 0.5% of our cost of any additional properties in excess of $250 million. In addition, RMR receives an incentive fee based upon increases in our FFO Per Share, as defined in the business management agreement, commencing with our fiscal year ending December 31, 2010. The incentive fee is paid in our Shares. The property management agreement provides for management fees equal to 3.0% of gross rents and construction management fees equal to 5.0% of certain construction costs. Both the business management agreement and the property management agreement are effective until December 31, 2010, and are renewable annually thereafter upon such terms and conditions as may be approved by a majority of our Independent Trustees. We or RMR may terminate either agreement upon 60 days prior written notice. RMR may also terminate the property management agreement upon five business days notice if we undergo a change of control, as defined in the property management agreement. Our Board of Trustees has given our Compensation Committee, which is comprised of our Independent Trustees, authority to act on our behalf with respect to these agreements. The charter of the Compensation Committee requires the Committee to review the terms of the agreements and evaluate RMR's performance under the agreements annually. The aggregate business management and property management fees we paid RMR for 2009 were $5.6 million, which amount includes $2.4 million of the

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5. Related Person Transactions (Continued)

fees payable to RMR by HRP that were allocated to us by HRP before we became a separate public company. The aggregate business management and property management fees allocated to the Initial Properties for 2008 and 2007 were $4.8 million and $4.6 million, respectively. We are generally responsible for all of our operating expenses, including certain expenses incurred by RMR on our behalf. We are not responsible for payment of RMR's employment, office or administration expenses incurred to provide management services to us, except for our pro rata portion of the employment and related expenses of RMR employees who provide on site property management services and of the staff employed by RMR who conduct our internal audit function. Under our management agreements with RMR, we acknowledge that RMR manages other businesses, including Senior Housing Properties Trust, or SNH, Hospitality Properties Trust, or HPT, HRP, TravelCenters of America, LLC, or TA and Five Star Quality Care, Inc., or FVE, and will not be required to present us with opportunities to invest in properties that are primarily of a type that are within the investment focus of another business now or in the future managed by RMR. Under our business management agreement, RMR has agreed not to present other businesses that it now or in the future manages with opportunities to invest in properties that are majority leased to government tenants unless our Independent Trustees have determined not to invest in the opportunity. RMR has also agreed not to provide business management services to any other business which is principally engaged in the business of owning properties which are majority leased or occupied to Governmental Authorities, as defined in the business management agreement, or which are reasonably expected to be majority leased to Governmental Authorities, without the consent of our Independent Trustees. Each of the business management agreement and the property management agreement also includes arbitration provisions for the resolution of certain disputes, claims and controversies. RMR also provides the internal audit function for us and for other publicly owned companies to which it provides management services. Our Audit Committee appoints our Director of Internal Audit, and our Compensation Committee approves his salary and the costs we pay with respect to our internal audit function. Our pro rata share of RMR's costs in providing that function was $121,000 in 2009. Messrs. Barry M. Portnoy and his son, Adam D. Portnoy, beneficially own RMR and are our Managing Trustees. Barry Portnoy is the Chairman of RMR; Adam Portnoy is the President, Chief Executive Officer and a director of RMR. Each of our executive officers is also an officer of RMR. Additionally, Mr. Barry Portnoy's son-in-law, who is Mr. Adam Portnoy's brother-in-law, is an officer of RMR. Transactions between us and RMR are approved by our Compensation Committee which is comprised of our Independent Trustees.

        On December 16, 2009, we entered into a subscription agreement pursuant to which we purchased 20,000 shares of common stock, par value of $10.00 per share of AIC, for an aggregate purchase price of $5.1 million. AIC is an insurance company formed in the State of Indiana in November 2008 by RMR, HRP, HPT, SNH, FVE, and TA. AIC received its certificate of authority to transact insurance business from the Indiana Department of Insurance in May 2009.

        Concurrently with the execution and delivery of the subscription agreement, we entered into an amended and restated shareholders agreement with AIC, HRP, HPT, SNH, FVE, TA and RMR. The amended and restated shareholders agreement includes arbitration provisions for the resolution of certain disputes, claims and controversies. Pursuant to the previous version of the shareholders agreement, each of HRP, HPT, SNH, FVE, TA and RMR previously purchased 20,000 shares of AIC from AIC. As of February 22, 2010, we and these other previous shareholders of AIC each own approximately 14.29% of AIC. We may invest additional amounts in AIC in the future if the expansion of this insurance business requires additional capital, but we are not obligated to do so. Over time we

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5. Related Person Transactions (Continued)

expect to obtain some or all of our insurance coverage from AIC. By participating in this insurance business with RMR and the other companies to which RMR provides management services, we expect that we may benefit financially by possibly reducing our insurance expenses and/or by realizing our pro-rata share of any profits of this insurance business.

        RMR, in addition to being an AIC shareholder, entered a management agreement with AIC pursuant to which RMR provides AIC certain management and administrative services. In addition, AIC entered an investment advisory agreement with RMR Advisors, Inc., or RMR Advisors, pursuant to which RMR Advisors acts as AIC's investment advisor. The same persons who own and control RMR, including Messrs. Barry and Adam Portnoy, our Managing Trustees, own and control RMR Advisors. Additionally, all of our Trustees currently serve on the board of directors of AIC. As such, all transactions between us and AIC have been approved pursuant to our Governance Guidelines, which provide that any material transaction between us and AIC shall be reviewed, authorized or ratified by both the affirmative vote of a majority of our entire Board of Trustees and the affirmative vote of a majority of our Independent Trustees.

Note 6. Tenant Concentration and Segment Information

        We operate in only one business segment: ownership of properties having space that is primarily leased to government tenants. The U.S. Government is responsible for approximately 83.1%, 89.3% and 89.9% of our rental income for the years ended December 31, 2009, 2008, and 2007 respectively.

Note 7. Investment in Affiliates Insurance Company

        In December 2009, we invested $5.1 million in AIC, a company formed by RMR and other companies to which RMR provides management services. AIC was formed and licensed to provide insurance and risk management services. We currently own approximately 14.29% of AIC. Through this insurance business, we may benefit financially by possibly reducing insurance expenses and/or by having our pro-rata share of any profits realized by this insurance business. This investment is recorded in other assets on our balance sheet. Our investment in AIC is accounted for using the equity method of accounting. Under the equity method, we record our percentage share of net earnings from AIC in our consolidated statements of income. Our percentage share of earnings (loss) from AIC totaled ($14,565) for the year ended December 31, 2009.

Note 8. Indebtedness

        At December 31, 2009 and 2008, outstanding indebtedness included the following (dollars in thousands):

	December 31, 2009	December 31, 2008
Mortgage note payable, due in 2009 at 5.17%	$—	$134
Secured revolving credit facility, due in 2012	144,375	—

	$144,375	$134

        In January 2009, the mortgage note payable due in 2009 was paid in full.

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8. Indebtedness (Continued)

        In April 2009, we entered a $250 million secured revolving credit facility that is secured by 29 of our Properties and is available for acquisitions, working capital and general business purposes. The facility expires April 24, 2012, and we have the option to extend the maturity date by one year if we pay an extension fee and satisfy certain other conditions. Interest is calculated at a floating rate based upon LIBOR or another specified index, subject to a floor, plus a spread, or margin, which will vary depending upon our debt leverage. The weighted average annual interest rate for this facility was 5.25% for the period from April 24, 2009 to December 31, 2009. As of December 31, 2009, we had $144.4 million drawn and $105.6 million available to be drawn under this secured revolving credit facility.

        Our secured revolving credit facility agreement contains a number of covenants which restrict our ability to incur debts in excess of calculated amounts, restrict our ability to make distributions under certain circumstances and generally require us to maintain certain financial ratios. Our secured revolving credit facility provides for acceleration of payment of all amounts payable upon the occurrence and continuation of certain events of default, including upon a change of control. We believe we were in compliance with all of these covenants under our secured revolving credit facility agreement as of December 31, 2009.

Note 9. Fair Value of Financial Instruments

        Our financial instruments include our cash and cash equivalents, restricted cash, rents receivable, due from affiliates, mortgage notes payable, accounts payable, due to affiliates, secured revolving credit facility, other accrued expenses and security deposits. At December 31, 2009 and 2008, the fair values of our financial instruments were not materially different from their carrying values.

Note 10. Shareholders' Equity

        We have Shares available for issuance under the terms of our 2009 Incentive Share Award Plan, or the Award Plan. During the year ended December 31, 2009, 25,100 Shares with an aggregate market value of $555,714 on the date of grant were awarded to our officers and certain employees of RMR pursuant to this plan. Each of our trustees were awarded 1,250 Shares in 2009 with an aggregate market value of $138,375 ($27,675 per Trustee) on the date of grant as part of their annual compensation. The Shares awarded to our Trustees vested immediately. The Shares awarded to our officers and certain employees of RMR vest in five annual installments beginning on the date of grant. We include the value of awarded Shares in general and administrative expenses at the time the awards vest. At December 31, 2009 1,968,650 of our Shares remain available for issuance under the Award Plan.

        In February 2009, at the time of our organization, we issued 9.95 million Shares to HRP. In June 2009, we issued 11.5 million Shares in our IPO, raising net proceeds of approximately $215.6 million. We used the net proceeds from these offerings to repay borrowings outstanding on our secured revolving credit facility.

        In December 2009, we announced a public offering to reduce amounts outstanding under our secured revolving credit facility and to fund our business activities, including the funding of some or all of the purchase price of our pending acquisitions. On January 21, 2010, we closed on the sale of 9,775,000 Shares, including the full exercise by the underwriters of their over allotment option, at a

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10. Shareholders' Equity (Continued)

price of $21.50 per share. As of December 31, 2009, $635,000 of costs related to this January offering are included in accounts payable and accrued expenses and other assets.

        We have no dilutive securities.

        Cash distributions paid or payable by us to our common shareholders for the year ended December 31, 2009 were $0.90 per share. The characterization of our distributions paid in 2009 was 100% ordinary income.

Note 11. Selected Quarterly Financial Data (Unaudited)

        The following is a summary of our unaudited quarterly results of operations for 2009 and 2008 (dollars in thousands, except per share amounts):

	2009
	First Quarter(1)	Second Quarter	Third Quarter	Fourth Quarter
Rental Income	$19,242	$19,405	$19,656	$20,654
Net income	8,512	5,869	6,185	5,415
Per Share data:
Weighted average Shares outstanding	—	12,384	21,455	21,481
Net income	$—	$0.47	$.29	$.25

	2008
	First Quarter(1)	Second Quarter	Third Quarter	Fourth Quarter
Rental Income	$18,657	$18,862	$18,438	$19,468
Net income	8,071	8,340	7,227	8,169
Per Share data:
Weighted average Shares outstanding	—	—	—	—
Net income	$—	$—	$—	$—

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12. Pro Forma Information (unaudited)

        During 2009, we purchased four properties for an aggregate purchase price, excluding acquisition costs, of $89.4 million. During 2009, we issued 21.5 million of our Shares and established a $250 million secured credit facility. The following table presents our pro forma results of operations as if these acquisitions and financing activities were completed on January 1, 2008. This pro forma data is not necessarily indicative of what actual results of operations would have been for the periods presented, nor does it represent the results of operations for any future period. Differences could result from, but are not limited to, additional property investments, property sales, changes in interest rates and changes in our debt or equity structure.

	For the Year Ended December 31,
	2009	2008
Total Revenues	$89,326	$86,945
Net Income	26,610	27,576
Per Share data:
Net Income	$1.24	$1.29

Note 13. Subsequent Events

        In January 2010, we acquired one office property located in Lakewood, CO with 166,745 rentable square feet. This property is 100% leased to the U.S. Government and occupied as the intermountain regional headquarters for the National Park Service. The purchase price was $28.7 million, excluding acquisition costs and including the assumption of $10.5 million of mortgage debt that is not currently prepayable. As of December 31, 2009, we made a refundable deposit with respect to this acquisition in the amount of $2.9 million, which is included in other assets on our balance sheet as of that date.

        On January 14, 2010, we priced a public offering of 8,500,000 Shares at a price of $21.50 per Share. On January 19, 2010, the underwriters exercised their over allotment option in full to purchase 1,275,000 additional Shares. The sale of 9,775,000 Shares closed on January 21, 2010 and we raised gross proceeds of $210.2 million. The funds from this offering were used to reduce amounts outstanding under our secured revolving credit facility and to fund business activities, including funding some of our acquisitions. As of February 19, 2010, we have no amounts outstanding under our $250 million secured credit facility and we have approximately $44 million of available cash. As of December 31, 2009, $635,000 of costs related to this offering was included in accounts payable and accrued expenses on our balance sheet.

GOVERNMENT PROPERTIES INCOME TRUST
SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2009

(dollars in thousands)

			Initial Cost to Company			Cost Amount Carried at Close of Period
					Costs Capitalized Subsequent to Acquisition
Location	State	Encumbrances	Land	Buildings and Equipment		Land	Buildings and Equipment	Total(1)	Accumulated Depreciation(2)	Date Acquired	Original Construction Date
Phoenix	AZ	$4,655	$2,687	$11,532	$1,679	$2,729	$13,169	$15,898	$3,964	5/15/97	1997
San Diego	CA	4,850	2,916	12,456	1,193	2,969	13,596	16,565	4,334	3/31/97	1994
San Diego	CA	6,847	4,269	18,316	800	4,347	19,038	23,385	6,073	3/31/97	1996
San Diego	CA	1,944	685	5,530	423	685	5,953	6,638	1,061	6/24/02	1986
Fresno	CA	20,028	7,276	61,118	9	7,277	61,126	68,403	11,270	8/29/02	1971
Sacramento	CA	—	2,290	35,891	—	2,290	35,891	38,181	—	12/17/09	1988
Sacramento	CA	—	1,550	12,263	—	1,550	12,263	13,813	—	12/23/09	1993
Golden	CO	1,987	494	152	6,141	495	6,292	6,787	1,819	3/31/97	1997
Lakewood	CO	3,074	936	9,160	404	936	9,564	10,500	1,857	10/11/02	1981
Lakewood	CO	3,073	915	9,106	475	915	9,581	10,496	1,843	10/11/02	1981
Lakewood	CO	3,074	1,035	9,271	192	1,036	9,462	10,498	1,734	10/11/02	1981
Washington	DC	27,840	12,008	51,528	31,552	12,228	82,860	95,088	26,898	3/31/97	1996
Atlanta	GA	3,912	1,521	11,826	14	1,521	11,840	13,361	1,614	7/16/04	1972
Atlanta	GA	2,845	1,713	7,649	354	1,713	8,003	9,716	1,089	7/16/04	1967
Atlanta	GA	1,203	372	3,600	138	372	3,738	4,110	504	7/16/04	1967
Atlanta	GA	1,170	364	3,527	105	364	3,632	3,996	497	7/16/04	1967
Atlanta	GA	1,364	425	4,119	113	425	4,232	4,657	576	7/16/04	1967
Atlanta	GA	3,591	1,122	10,867	277	1,122	11,144	12,266	1,530	7/16/04	1967
Arlington Heights	IL	—	1,450	13,160	—	1,450	13,160	14,610	—	12/29/09	2002
Germantown	MD	3,972	2,305	9,890	1,372	2,347	11,220	13,567	3,818	3/31/97	1995
Rockville	MD	10,595	3,251	29,258	3,680	3,248	32,941	36,189	9,917	2/2/98	1986
Baltimore	MD	2,838	900	8,097	696	901	8,792	9,693	2,509	10/15/98	1989
Roseville	MN	2,269	672	6,045	1,032	672	7,077	7,749	1,840	12/1/99	1987
Kansas City	MO	3,177	1,443	6,193	3,214	1,780	9,070	10,850	2,736	3/31/97	1995
Nashua	NH	—	3,000	14,052	—	3,000	14,052	17,052	117	8/31/09	1997
Buffalo	NY	7,224	4,405	18,899	1,368	4,485	20,187	24,672	6,489	3/31/97	1994
Columbia	SC	1,847	659	5,622	27	659	5,649	6,308	511	5/10/06	1985
Waco	TX	3,303	2,030	8,708	542	2,060	9,220	11,280	2,756	12/23/97	1997
Falls Church	VA	6,657	3,456	14,828	4,452	3,519	19,217	22,736	5,923	3/31/97	1993
Richland	WA	6,338	3,970	17,035	644	4,042	17,607	21,649	5,559	3/31/97	1995
Falling Waters	WV	1,457	906	3,886	183	922	4,053	4,975	1,286	3/31/97	1993
Cheyenne	WY	3,241	1,915	8,217	937	1,950	9,119	11,069	2,903	3/31/97	1995

		$144,375	$72,940	$441,801	$62,016	$74,009	$502,748	$576,757	$113,027

(1)
Excludes value of real estate intangibles. Aggregate cost for federal income tax purposes is approximately $462,086.

(2)
Depreciation on buildings and improvements is provided for periods ranging up to 40 years and on equipment up to 12 years.

GOVERNMENT PROPERTIES INCOME TRUST
SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

December 31, 2009

(dollars in thousands)

        Analysis of the carrying amount of real estate properties and accumulated depreciation:

	Real Estate Properties	Accumulated Depreciation
Balance at January 1, 2007	$486,213	$75,548
Additions	2,184	12,317
Disposals	(320)	(320)

Balance at December 31, 2007	488,077	87,545
Additions	2,554	12,645
Disposals	(156)	(156)

Balance at December 31, 2008	490,475	100,034
Additions	86,799	13,510
Disposals	(517)	(517)

Balance at December 31, 2009	$576,757	$113,027

SIGNATURES

        Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOVERNMENT PROPERTIES INCOME TRUST
By:	/s/ ADAM D. PORTNOY Adam D. Portnoy President and Managing Trustee
Dated: February 22, 2010

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ADAM D. PORTNOY Adam D. Portnoy	Managing Trustee and President	February 22, 2010
/s/ DAVID M. BLACKMAN David M. Blackman	Treasurer and Chief Financial Officer (principal financial officer and principal accounting officer)	February 22, 2010
/s/ BARRY M. PORTNOY Barry M. Portnoy	Managing Trustee	February 22, 2010
/s/ JOHN L. HARRINGTON John L. Harrington	Independent Trustee	February 22, 2010
/s/ BARBARA D. GILMORE Barbara D. Gilmore	Independent Trustee	February 22, 2010
/s/ JEFFREY P. SOMERS Jeffrey P. Somers	Independent Trustee	February 22, 2010