Form 10-Q
period 2010-03-31
Government Properties Income Trust
filed 2010-05-05
CIK 1456772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Number of registrant’s common shares of beneficial interest, $0.01 par value per share, outstanding as of May 5, 2010:  31,256,350

GOVERNMENT PROPERTIES INCOME TRUST

FORM 10-Q

MARCH 31, 2010

References in this Form 10-Q to “we”, “us” and “our” refer to Government Properties Income Trust and its consolidated subsidiaries, unless otherwise noted.

PART I          Financial Information

Item 1.  Financial Statements

GOVERNMENT PROPERTIES INCOME TRUST

CONDENSED CONSOLIDATED BALANCE SHEET

(amounts in thousands, except share data)

(unaudited)

	March 31,	December 31,
	2010	2009
ASSETS
Real estate properties:
Land	$80,759	$74,009
Buildings and improvements	563,148	502,748
	643,907	576,757
Accumulated depreciation	(117,171)	(113,027)
	526,736	463,730
Acquired real estate leases, net	22,663	15,310
Cash and cash equivalents	27,612	1,478
Restricted cash	1,105	—
Rents receivable	12,236	13,544
Deferred leasing costs, net	1,248	1,330
Deferred financing costs, net	5,574	5,204
Due from affiliates	361	103
Other assets, net	9,014	14,114
Total assets	$606,549	$514,813

LIABILITIES AND SHAREHOLDERS’ EQUITY
Mortgage notes payable	$36,126	$—
Secured revolving credit facility	—	144,375
Accounts payable and accrued expenses	6,056	13,985
Due to affiliates	1,215	837
Acquired real estate lease obligations, net	4,988	3,566
	48,385	162,763

Commitments and contingencies

Shareholders’ equity:
Common shares of beneficial interest, $.01 par value: 31,256,350 and 21,481,350 shares issued and outstanding, respectively	313	215
Additional paid in capital	556,792	357,627
Cumulative net income	20,392	13,541
Cumulative common dividends	(19,333)	(19,333)
Total shareholders’ equity	558,164	352,050

Total liabilities and shareholders’ equity	$606,549	$514,813

See accompanying notes.

GOVERNMENT PROPERTIES INCOME TRUST

CONDENSED CONSOLIDATED STATEMENT OF INCOME

(amounts in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2010	2009
Rental income	$23,355	$19,242

Expenses
Real estate taxes	2,568	2,106
Utility expenses	1,677	1,521
Other operating expenses	3,557	2,798
Depreciation and amortization	4,880	3,564
Acquisition costs	844	—
General and administrative	1,470	741
Total expenses	14,996	10,730

Operating income	8,359	8,512

Interest and other income	23	—
Interest expense (including net amortization of debt premiums and deferred financing fees of $532 and $ -, respectively)	(1,531)	—
Net income	$6,851	$8,512

Weighted average common shares outstanding	29,084	—

Earnings per common share:
Net income	$0.24	N/A

See accompanying notes.

GOVERNMENT PROPERTIES INCOME TRUST

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Three Months Ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,851	$8,512
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	5,374	3,478
Share based compensation expense	9	—
Equity in loss of equity investment	28	—
Change in assets and liabilities:
(Increase) decrease in restricted cash	(1,105)	1,334
(Increase) decrease in deferred leasing costs	(25)	—
(Increase) decrease in rents receivable	1,308	(515)
(Increase) decrease in due from affiliates	(258)	—
(Increase) decrease in other assets	5,092	165
Increase (decrease) in accounts payable and accrued expenses	661	(282)
Increase (decrease) in due to affiliates	378	—
Cash provided by operating activities	18,313	12,692

CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate acquisitions and improvements	(37,412)	(768)
Investment in Affiliates Insurance Company	(20)	—
Cash used for investing activities	(37,432)	(768)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	199,254	—
Repayment of mortgage loans	(96)	(134)
Borrowings on secured revolving credit facility	16,000	—
Payments on secured revolving credit facility	(160,375)	—
Financing fees	(937)
Distributions to common shareholders	(8,593)	—
Equity distributions	—	(10,321)
Cash provided by (used for) financing activities	45,253	(10,455)

Increase in cash and cash equivalents	26,134	1,469
Cash and cash equivalents at beginning of period	1,478	97
Cash and cash equivalents at end of period	$27,612	$1,566

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$885	$—

Non-cash investing activities
Real estate acquired by assumption of mortgage debt	$(35,196)	$—

Non-cash financing activities
Assumption of mortgage debt	$35,196	$—

See accompanying notes.

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1.  Basis of Presentation

The accompanying condensed consolidated financial statements of Government Properties Income Trust and its subsidiaries, or GOV, the Company, we or us, have been prepared without audit.  Certain information and disclosures required by U.S. generally accepted accounting principles for complete financial statements have been condensed or omitted.  We believe the disclosures made are adequate to make the information presented not misleading.  However, the accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2009, or our Annual Report.  In the opinion of our management, all adjustments, which include only normal recurring adjustments considered necessary for a fair presentation, have been included.  All intercompany transactions and balances between the Company and its subsidiaries have been eliminated.

We own 35 properties located in 16 states and the District of Columbia containing approximately 4.4 million rentable square feet.  The U.S. and state governments are our primary tenants.  The 2009 condensed consolidated financial statements are presented as if we were a legal entity separate from HRPT Properties Trust, or HRP; although we did not exist until February 17, 2009 and thereafter we were a wholly owned consolidated subsidiary of HRP until June 8, 2009.

Note 2.  Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board, or FASB, issued an accounting standards update requiring additional disclosures regarding fair value measurements. The update requires entities to disclose additional information regarding assets and liabilities that are transferred between levels within the fair value hierarchy. The update also clarifies the level of disaggregation at which fair value disclosures should be made and the requirements to disclose information about the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value. The new guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the requirement to separately disclose purchases, sales, issuances and settlements in the Level 3 roll forward that becomes effective for fiscal periods beginning after December 15, 2010.

In February, the FASB issued an update to the disclosure requirements relating to subsequent events to exclude the requirement to disclose the date through which an entity has evaluated subsequent events and whether that date represents the date the financial statements were issued or available to be issued.

The adoption of these updates does not, and is not expected to, cause any material changes to the disclosures in our condensed consolidated financial statements.

Note 3.  Real Estate Properties

We generally lease space in our properties on a gross lease or modified gross lease basis pursuant to fixed term operating leases expiring between 2010 and 2020.  Many of our government tenants have the right to cancel their leases before the lease terms expire, although we expect that few, if any, will do so.  These leases require us to pay all or some property operating expenses and to provide all or most property management services.  During the three months ended March 31, 2010, we executed three leases for 4,411 square feet and made a commitment for approximately $24,000 of

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

leasing related costs.  Committed but unspent tenant related obligations, based on executed leases as of March 31, 2010, were approximately $1,138,000.

In January 2010, we acquired an office property located in Lakewood, CO that contains 166,745 rentable square feet.  This property is 100% leased to the U.S. Government and occupied as the intermountain regional headquarters for the National Park Service. The purchase price was $28.7 million, excluding acquisition costs and including the assumption of $10.4 million of mortgage debt that is not currently prepayable.  We allocated approximately $2,600,000 to land, $23,777,000 to building and improvements, $3,951,000 to acquired real estate leases, $596,000 to acquired real estate lease obligations and a $1,062,000 premium to the assumed debt based on the fair values of the acquired assets and assumed liabilities.

In February 2010, we acquired an office and warehouse property located in Landover, MD that contains 266,000 rentable square feet.  This property is 100% leased to the U.S. Government and occupied by the Defense Intelligence Agency.  The purchase price was $43.7 million, excluding acquisition costs and including the assumption of $24.8 million of mortgage debt that is not currently prepayable.  We allocated approximately $4,110,000 to land, $36,371,000 to building and improvements, $4,259,000 to acquired real estate leases and $1,090,000 to acquired real estate lease obligations based on the fair values of the acquired assets and assumed liabilities.

In February 2010, we entered purchase agreements to acquire two office properties for an aggregate purchase price of $31.0 million, excluding acquisition costs.  The first property, is located in Burlington, VT and contains 26,609 rentable square feet.  This property is 100% leased to the U.S. Government and it is occupied by the Office of Security and Integrity.  The second property, is located in Detroit, MI and contains 55,966 rentable square feet.  This property is 100% leased to the U.S. Government and it is occupied by the U.S. Citizenship and Immigration Service.  The purchase price for this property is $21.3 million.  As of March 31, 2010, we had made refundable deposits in the amount of $3.0 million in connection with these two acquisitions, which have been included in other assets on our balance sheet.  In April 2010, we completed the acquisition of both these properties.

In April 2010, we entered a purchase agreement to acquire an office property located in Malden, MA with 125,521 rentable square feet for $40.5 million.  The property is 100% leased to the Commonwealth of Massachusetts and occupied as the headquarters for the Massachusetts Department of Education.  This pending acquisition is subject to our satisfactory completion of diligence and other customary conditions; accordingly, we can provide no assurances that it will acquire this property.

Note 4.  Related Person Transactions

As described in our Annual Report, we were formerly 100% owned by HRP and HRP continues to own 31.8% of our outstanding common shares of beneficial interest, $0.01 par value per share, or Shares.

In connection with our property management agreement with Reit Management & Research LLC, or RMR, we recognized property management fees of $697,000 and $573,000 and construction management fees of $159,000 and $210,000 for the three months ended March 31, 2010 and 2009, respectively. These amounts are included in other operating expenses or have been capitalized, as appropriate, in our condensed consolidated financial statements.  In connection with our business management agreement with RMR, we recognized expenses of $853,000 and $626,000 for the three

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

months ended March 31, 2010 and 2009, respectively.  These amounts are included in general and administrative expenses in our condensed consolidated financial statements.

In the fourth quarter of 2009, we invested $5.1 million in Affiliates Insurance Company, or AIC, concurrently with RMR and other companies to which RMR provides management services.  All of our directors are currently serving on the board of directors of AIC.  At March 31, 2010, we owned approximately 14.29% of AIC.  Although we own less than 20% of AIC, we use the equity method to account for this investment because we believe that we have significant influence over AIC because each of our directors is a director of AIC.  The investment is carried on our balance sheet in other assets and had a carrying value of $5.1 million as of March 31, 2010 and December 31, 2009.  During the first quarter of 2010, we recognized a loss of $28,000 related to this investment.

For more information about our related person transactions, including our transactions with HRP, our management contracts with RMR, our investment in AIC and the risks which may arise from these and other related person transactions, please see our Annual Report and our other filings made with the Securities and Exchange Commission, or SEC, and in particular the section entitled “Risk Factors” in our Annual Report, the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Related Person Transactions” in our Annual Report and the section entitled “Related Person Transactions and Company Review of Such Transactions” in our Proxy Statement relating to our 2010 Annual Shareholders Meeting, which are available at the SEC website: www.sec.gov.

Note 5.  Tenant Concentration and Segment Information

We operate in only one business segment: ownership of properties having space that is primarily leased to government tenants.  The U.S. Government was responsible for approximately 84.5% and 89.7% of our rental income as of March 31, 2010 and 2009, respectively.

Note 6.  Indebtedness

At March 31, 2010 and December 31, 2009, our outstanding indebtedness included the following (dollars in thousands):

	March 31,	December 31,
	2010	2009

Secured revolving credit facility, due in 2012	$—	$144,375
Mortgage note payable, due in 2016 at 6.21%	24,800	—
Mortgage note payable including unamortized premium of $1,026, due in 2021 at 8.15%	11,326	—
	$36,126	$144,375

In January 2010, we assumed $10.4 million of mortgage debt as part of our Lakewood, CO acquisition.  The note bears interest at 8.15% and is amortized on a 20 year amortization schedule until maturity in March 2021.  As part of the assumption, we recognized a $1,062,000 premium on this assumed debt because we believe the interest rate payable under this mortgage is above the rate we would have to pay for debt with the same maturity.

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

In February 2010, we assumed $24.8 million of mortgage debt as part of our Landover, MD acquisition.  The note bears interest at 6.21%.  No principal payment is required until September 2011, at which time the note is amortized on a 30 year schedule.  In August 2016 the outstanding principal and accrued interest is due in full.

We have a $250 million secured revolving credit facility that is available for acquisitions, working capital and general business purposes.  In February 2010, our property in Buffalo, NY was released as collateral for our facility.  As a result of this release, as of March 31, 2010, the facility remains secured by 28 of our properties.   In March 2010, we amended our secured revolving credit facility to eliminate a provision in the definition of Eurodollar Rate, or LIBOR Rate, that established a minimum LIBOR Rate of 2.0% per annum, or the LIBOR Floor.  There were no other changes to the agreement. After the elimination of the LIBOR Floor, interest under our secured revolving credit facility is generally set at LIBOR plus a spread which varies depending on the amount of our debt leverage.  The weighted average annual interest rate for our secured revolving credit facility was 5.22% for the three months ended March 31, 2010.  Based on the LIBOR rate on March 31, 2010, the amendment reduced borrowing costs under the facility from 5.00% to 3.25% per annum, a savings of approximately 175 basis points per annum.  As of March 31, 2010, we had no amounts drawn under our secured revolving credit facility.  The maturity of our secured revolving credit facility is April 24, 2012.  Subject to meeting certain conditions and upon payment of a fee, we may extend the maturity date of our secured revolving credit facility by one year.

Our secured revolving credit facility agreement contains a number of covenants which restrict our ability to incur debts in excess of calculated amounts, restrict our ability to make distributions under certain circumstances and generally require us to maintain certain financial ratios.  Our secured revolving credit facility provides for acceleration of payment of all amounts payable upon the occurrence and continuation of certain events of default, including upon a change of control.  We believe we were in compliance with all of these covenants under our secured revolving credit facility agreement as of March 31, 2010.

Note 9. Fair Value of Financial Instruments

Our financial instruments include cash and cash equivalents, restricted cash, rents receivable, mortgage notes payable, accounts payable, our secured revolving credit facility, other accrued expenses and deposits. At March 31, 2010, the fair value of our financial instruments were not materially different from their carrying values, except as follows (dollars in thousands):

	Carrying Amount	Fair Value
Mortgage note payable, due in 2016 at 6.21%	$24,800	$25,957
Mortgage note payable, due in 2021 at 8.15%	11,326	11,426
	$36,126	$36,383

The fair values of our mortgage notes payable are based on estimates using discounted cash flow analyses and currently prevailing market rates.

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 10. Shareholders’ Equity

On January 21, 2010, we sold 9,775,000 of our Shares at a price of $21.50 per Share, raising gross proceeds of approximately $210.2 million.  We used net proceeds from this offering to repay amounts outstanding under our secured revolving credit facility and to fund our business activities, including some of our acquisitions.

On January 29, 2010, we paid a common dividend in the amount of $0.40 per Share, or $8.6 million, that was declared on December 11, 2009 and was payable to shareholders of record on December 21, 2009.

We have no dilutive securities.

Note 11. Pro Forma Information

During the first quarter of 2010, we purchased two properties for an aggregate purchase price, excluding acquisition costs, of $72.4 million, including the assumption of $35.2 million of debt and we issued 9.8 million of our Shares.  During 2009, we purchased four properties for an aggregate purchase price, excluding acquisition costs, of $89.4 million and we issued 21.5 million of our Shares and established our $250 million secured revolving credit facility.  The following table presents our pro forma results of operations as if these acquisitions and financing activities were completed on January 1, 2009.  This pro forma data is not necessarily indicative of what our actual results of operations would have been for the periods presented, nor does it represent the results of operations for any future period. Differences could result from, but are not limited to, additional property investments, property sales, changes in interest rates and changes in our debt or equity capital structure.

	For the Three Months Ended March 31,
	2010	2009
Total Revenues	$23,920	$24,111
Net Income	7,729	9,106
Per share data:
Net Income	$0.25	$0.29

Note 12. Subsequent Events

In April 2010, we declared a quarterly common share dividend distribution of $0.40 per Share, or $12.5 million, to common shareholders of record on April 23, 2010, that will be paid on or about May 24, 2010.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and tables should be read in conjunction with the financial statements and notes thereto included in this quarterly report and in our Annual Report, which is accessible on the SEC’s website at www.sec.gov.

OVERVIEW

As of March 31, 2010, we owned 35 properties, located in 16 states and the District of Columbia, containing approximately 4.4 million rentable square feet, of which 96.8% is leased to the U.S. Government and four state governments.  The U.S. Government and four state governments combined represent 94.4% and 95.3% of our rental income as of March 31, 2010 and 2009, respectively.

Property Operations

As of March 31, 2010, 100.0% of our rentable square feet was leased, compared to 99.3% leased as of March 31, 2009.  Occupancy data for March 31, 2010 and 2009 is as follows (square feet in thousands):

	All Properties		Comparable Properties (1)
	March 31,		March 31,
	2010	2009	2010	2009
Total properties	35	29	29	29
Total square feet	4,390	3,304	3,304	3,304
Percent leased (2)	100.0%	99.3%	100.0%	99.3%

(1)                                  Based on properties we owned on March 31, 2010, and that were continuously owned by us or HRP since January 1, 2009.

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

Lease renewals and rental rates at which available space in our properties may be relet in the future will depend, in part, on prevailing market conditions at that time.  As of March 31, 2010 lease expirations by year at our properties are as follows (square feet and dollars in thousands):

Year (1)	Expirations of Occupied Square Feet(2)	Percent of Total	Cumulative % of Total	Rental Income Expiring(3)	Percent of Total	Cumulative % of Total
2010	85	2.0%	2.0%	$2,035	2.1%	2.1%
2011	606	13.8%	15.8%	11,510	12.0%	14.1%
2012	750	17.1%	32.9%	24,478	25.6%	39.7%
2013	976	22.2%	55.1%	16,101	16.8%	56.5%
2014	264	6.0%	61.1%	5,561	5.8%	62.3%
2015	475	10.8%	71.9%	8,879	9.3%	71.6%
2016	203	4.6%	76.5%	4,636	4.8%	76.4%
2017	306	7.0%	83.5%	5,915	6.2%	82.6%
2018	141	3.2%	86.7%	4,112	4.3%	86.9%
2019 and thereafter	584	13.3%	100.0%	12,593	13.1%	100.0%
Total	4,390	100.0%		$95,820	100.0%
Weighted average remaining lease term (in years)	4.5			4.5

(1) The year of lease expiration is pursuant to current contract terms.  Some government tenants have the right to vacate their space before the stated expiration of their leases.  As of the date of this report, U.S. Government tenants occupying approximately 12.4% of our rentable square feet, representing approximately 10.2% of our rental income as of March 31, 2010, have currently exercisable rights to terminate their leases before the stated expirations.  Also in 2010, 2011, 2012, 2014 and 2016, early termination rights become exercisable by other U.S. Government tenants who currently occupy approximately 5.8%, 2.2%, 1.0%, 2.2% and 3.8%, respectively, of our rentable square feet and are responsible for approximately 4.9%, 3.8%, 1.1%, 2.7% and 4.4%, respectively, of our rental income as of March 31, 2010.  In addition, two of our state government tenants have currently exercisable rights to terminate their leases if these states do not annually appropriate rent amounts in their respective annual budgets. These two tenants occupy approximately 3.0% of our rentable square feet, representing approximately 2.2% of our rental income as of March 31, 2010.  No termination rights have been exercised by our tenants during the past three years.

(2) Square feet occupied is pursuant to signed leases as of March 31, 2010, and includes (i) space being fitted out for occupancy and (ii) space, if any, which is leased but is not occupied.

(3) Rental income is the annualized rents from our tenants pursuant to signed leases as of March 31, 2010, plus estimated expense reimbursements; and excludes lease value amortization.

Investment Activities

In January 2010, we purchased one office property located in Lakewood, CO, for $28.7 million, excluding acquisition costs and including the assumption of $10.4 million of mortgage debt that is not currently prepayable.  We funded this transaction with cash on hand and by assuming the mortgage debt.  At the time of acquisition, this property was 100% leased to the U.S. Government and occupied by the National Park Service.

In February 2010, we purchased one office and warehouse property located in Landover, MD, for $43.7 million, excluding acquisition costs and including the assumption of $24.8 million of mortgage debt that is not currently prepayable.  We funded this transaction with cash on hand and by assuming the mortgage debt.  At the time of acquisition, this property was 100% leased to the U.S. Government and occupied by the Defense Intelligence Agency.

In February 2010, we entered purchase agreements to acquire two office properties for an aggregate purchase price of $31.0 million, excluding acquisition costs.  The first property is located in Burlington, VT and contains 26,609 rentable square feet.  This property is 100% leased to the U.S. Government and it is occupied by the Office of Security and Integrity.  The purchase price for this property is $9.7 million.  The second property is located in Detroit, MI and contains 55,966 rentable square feet.  This property is 100% leased to the U.S. Government and it is occupied by the U.S. Citizenship and Immigration Service.  The purchase price for this property is $21.3 million.  As of March 31, 2010, we had made refundable deposits in the amount of $3.0 million in connection with these two acquisitions.  The deposits are included in other assets on our balance sheet.  In April 2010, we completed the acquisition of both these properties.  We funded these transactions with cash on hand.

In April 2010, we entered a purchase agreement to acquire an office property located in Malden, MA with 125,521 rentable square feet for $40.5 million.  The property is 100% leased to the Commonwealth of Massachusetts and occupied as the headquarters for the Massachusetts Department of Education.  This pending acquisition is subject to GOV’s satisfactory completion of diligence and other customary conditions; accordingly, we can provide no assurances that it will acquire this property.

Financing Activities

In January, 2010, we sold 9,775,000 Shares in a public offering at $21.50 per Share and raised gross proceeds of $210.2 million.  The funds from this offering were used to reduce amounts outstanding under our secured revolving credit facility and to fund business activities, including funding our acquisitions.

In January 2010, we assumed mortgage debt with an outstanding balance of $10.4 million and a fair value of $11.5 million as part of our Lakewood, CO acquisition.  The note bears interest at 8.15% and is amortized on a 20 year amortization schedule until maturity in March 2021.

In February 2010, we assumed $24.8 million of mortgage debt as part of our Landover, MD acquisition.  The note bears interest at 6.21%.  No principal payment is required until September 2011, at which time the note is amortized on a 30 year schedule.  In August 2016 the outstanding principal and accrued interest is due in full.

In February 2010, one of our properties located in Buffalo, NY, was released by our lenders as collateral for our secured revolving credit facility.  As a result of this release, our facility is currently collateralized by 28 of our properties.

In March 2010, we amended our secured revolving credit facility to eliminate a provision in the definition of LIBOR Rate that established a LIBOR Floor of 2.0% per annum.  There were no other changes to the agreement.  Based on the LIBOR rate on March 31, 2010, the amendment reduced GOV’s current borrowing cost from 5.00% to 3.25% per annum.   As of March 31, 2010, we have no amounts outstanding under our $250 million secured revolving credit facility.

Our secured revolving credit facility agreement contains a number of covenants which restrict our ability to incur debts in excess of calculated amounts, restrict our ability to make distributions under certain circumstances and generally require us to maintain certain financial ratios.  Our secured revolving credit facility provides for acceleration upon the occurrence and continuation of certain events of default, including upon a change of control.  We believe we were in compliance with all of our covenants under our secured revolving credit facility agreement as of March 31, 2010.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2010, Compared to Three Months Ended March 31, 2009

	Three Months Ended March 31,
	2010	2009	$ Change	% Change
	(in thousands, except per share data)

Rental income	$23,355	$19,242	$4,113	21.4%

Expenses:
Real estate taxes	2,568	2,106	462	21.9%
Utility expenses	1,677	1,521	156	10.3%
Other operating expenses	3,557	2,798	759	27.1%
Depreciation and amortization	4,880	3,564	1,316	36.9%
Acquisition costs	844	—	844	100.0%
General and administrative	1,470	741	729	98.4%
Total expenses	14,996	10,730	4,266	39.8%

Operating income	8,359	8,512	(153)	(1.8)%

Interest and other income	23	—	23	100.0%
Interest expense (including net amortization of debt premiums and deferred financing fees of $532 and $ -, respectively)	(1,531)	—	(1,531)	(100.0)%
Net income	$6,851	$8,512	$(1,661)	(19.5)%

Weighted average common shares outstanding	29,084	—	29,084	—

Earnings per common share:
Net income	$0.24	N/A	N/A	N/A

Rental income.  The increase in rental income primarily reflects the effects of our property acquisitions since April 1, 2009 offset by a modest decrease in expense reimbursement income at certain of our properties.

Real estate taxes.  The increase in real estate taxes primarily reflects the effects of property acquisitions since April 1, 2009 offset by a modest decrease in assessed real estate values at certain of our properties.

Utility expenses.  The increase in utility expenses primarily reflects the effects of property acquisitions since April 1, 2009 plus increased usage at certain of our properties.

Other operating expenses.  The increase in other operating expenses primarily reflects the increase in property management fees, cleaning expenses and security costs as a result of property acquisitions since April 1, 2009 offset by a reduction of repairs and maintenance expense at certain of our properties.

Depreciation and amortization.  The increase in depreciation and amortization reflects improvements made to some of our properties during 2009 and 2010, depreciation and the amortization of leasing costs related to acquisitions since April 1, 2009.

Acquisition costs.  The increase in acquisition costs is the result of the costs associated with our acquisitions during the three months ended March 31, 2010.

General and administrative.  The increase in general and administrative expense primarily reflects the effect of our property acquisitions since April 1, 2009 and the increased costs for legal, accounting, trustees fees and internal audit expenses as a result of our becoming a separate public company.

Interest and other income.  The increase in interest income is the result of our offering in January, 2010 and, consequently, having a higher average amount of investable cash during the three months ended March 31, 2010 than in the comparable period in 2009, offset by our equity in losses of AIC.

Interest expense.  The increase in interest expense reflects borrowings under our secured revolving credit facility and interest expense related to the mortgages assumed with our acquisitions in 2010.  Interest expense for 2010 also includes the net amortization of debt premiums in connection with a mortgage loan we assumed in 2010 and deferred financing fees we incurred in connection with entering our secured revolving credit facility in April 2009.

Net income.  Our net income for the three months ended March 31, 2010 decreased as compared to the three months ended March 31, 2009 as a result of the changes noted above.

LIQUIDITY AND CAPITAL RESOURCES

Our Operating Liquidity and Resources

Our principal source of funds to meet operating expenses and pay distributions to our shareholders is rental income from our properties. We believe that our operating cash flow will be sufficient to pay our operating expenses, debt service and distributions for the foreseeable future. Our future cash flows from operating activities will depend primarily upon our ability to:

•                  maintain the occupancy of, and the current rent rates at, our properties;

•                  control operating cost increases at our properties; and

•                  purchase additional properties which produce positive cash flows from operations in excess of our costs of capital used for such purchases.

We believe leasing conditions in many U.S. markets will continue to be weak for the remainder of 2010. However, the historical experience of RMR has been that government tenants frequently renew leases to avoid the costs and disruptions that may result from relocating government operations. We believe that the expected increase in government regulation resulting from the recent economic recession will increase the U.S. Government’s demand for leased office space. Similarly, we believe that budgetary pressures may cause an increased demand for leased space, as opposed to government owned space, among government tenants generally. For these and other reasons we believe that occupancy at our government leased properties may outperform national market averages. However, there are too many variables for us to reasonably project what the impact of market conditions will be on our results for future periods.

We generally do not intend to purchase “turn around” properties, or properties which do not generate positive cash flows at the time of acquisition. Our future purchases of properties cannot be accurately projected because such purchases depend upon available opportunities which come to our attention.

Cash flows provided by (used for) our operating, investing and financing activities were $18.3 million, ($37.4) million and $45.3 million, respectively, for the three month period ended March 31, 2010, and $12.7 million, ($768) thousand and ($10.5) million, respectively, for the three month period ended March 31, 2009. Changes in our operating and financing cash flows between 2010 and 2009 are primarily related to our properties operations, use of net proceeds from our offering and distributions to common shareholders and to HRP prior to closing of our IPO on June 8, 2009.  The 2010 change in investing cash flow was primarily the result of our acquisitions and our investment in AIC.  The remainder of the cash flow changes in 2010 and the changes in 2009 were related to building and tenant improvements.

Our Investment and Financing Liquidity and Resources

In order to fund acquisitions and to accommodate cash needs that may result from timing differences between our receipt of rents and our need or desire to make distributions or pay operating or capital expenses, we maintain a $250 million secured revolving credit facility from a syndicate of financial institutions.  This facility matures in April 2012, but subject to certain conditions and our payment of a fee, it may be extended for one year to April 2013.  At March 31, 2010, we had $250 million available for borrowings under our secured revolving credit facility and we had cash and cash equivalents of $27.6 million.  We expect to use cash balances, borrowings under our secured revolving credit facility and net proceeds from offerings of equity or debt securities to fund our future operations, distributions to our shareholders and any future property acquisitions.

When significant amounts are outstanding under our secured revolving credit facility or the maturity date of our secured revolving credit facility or our other debts approach, we intend to explore alternatives for repaying or refinancing such amounts. Such alternatives may include incurring term debt, issuing new equity securities and extending the maturity date of our secured revolving credit facility. Although there has been a significant reduction in the amount of capital available for real estate business on a global basis and we can provide no assurance that we will be successful in consummating any particular type of financing, we believe that we will have access to financing, such as debt and equity offerings, to fund any future acquisitions and our capital expenditures and to pay our obligations.

Our ability to obtain, and the costs of, our future financings will depend primarily on market conditions and our creditworthiness. We have no control over market conditions. Potential investors and lenders likely will evaluate our ability to pay distributions to shareholders, fund required debt service and repay debts when they become due by reviewing our business practices and plans to balance our use of debt and equity capital so that our financial profile and leverage ratios afford us flexibility to withstand any reasonably anticipated adverse changes. We intend to conduct our business activities in a manner which will afford us reasonable access to capital for investment and financing activities, but there can be no assurance that we will be able to successfully carry out this intention.

During the three months ended March 31, 2010 and 2009, we made cash expenditures at our properties for tenant improvements, leasing costs, building improvements and development and redevelopment activities as follows (amounts in thousands):

	Three Months Ended March 31,
	2010	2009

Tenant improvements	$209	$555
Leasing costs	$25	$—
Building improvements (1)	$33	$23
Development, redevelopment and other activities (2)	$13	$—

(1) Building improvements generally include expenditures to replace obsolete building components and expenditures that extend the useful life of existing assets.

(2) Development, redevelopment and other activities generally include non-recurring expenditures that we believe increase the value of our existing properties.

In connection with leasing space during the three months ended March 31, 2010, we have committed to fund future expenditures as follows:

	New	Renewals	Total
Square feet leased during the period	3,406	1,005	4,411
Total commitments for tenant improvements and leasing costs	$8,134	$15,949	$24,083
Leasing costs per square foot	$2.39	$15.87	$5.46
Average lease term (years)	1.1	5.8	2.2
Leasing costs per square foot per year	$2.13	$2.72	$2.43

We have no commercial paper, swaps, hedges, joint ventures or off balance sheet arrangements as of March 31, 2010.

Debt Covenants

Our principal debt obligations at March 31, 2010 are our secured revolving credit facility and two secured mortgage loans assumed in connection with our 2010 acquisitions.  Our mortgage loans are non-recourse and do not contain any financial covenants.  Our secured revolving credit facility agreement contains a number of covenants which restrict our ability to incur debts in excess of calculated amounts, restricts our ability to make distributions under certain circumstances and generally requires us to maintain certain financial ratios.  Our secured revolving credit facility provides for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default or upon a change of control.   We believe we were in compliance with all of our covenants under our secured revolving credit facility agreement at March 31, 2010.

Related Person Transactions

As described in our Annual Report, we were formerly 100% owned by HRP and HRP continues to own 31.8% of our outstanding Shares.

RMR continues to provide both business and property management services to us under a business management agreement and a property management agreement.  During the three months ended March 31, 2010, we invested an additional $20,000 in AIC concurrently with RMR and other companies to which RMR provides management services.

For more information about these and our other related person transactions, including our dealings with RMR, HRP, AIC, our Managing Directors and their affiliates and about the risks which may arise as a result of these and other related person transactions, please see our Annual Report and our other filings made with the SEC, and in particular, the sections captioned “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Related Person Transactions” in our Annual Report and the section captioned “Related Person Transactions and Company Review of Such Transactions” in our Proxy Statement dated February 22, 2010 relating to our 2010 Annual Meeting of Shareholders.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to risks associated with market changes in interest rates.  We manage our exposure to this market risk by monitoring available financing alternatives.  Our strategy to manage exposure to changes in interest rates is unchanged since December 31, 2009. Other than as described below, we do not foresee any significant changes in our exposure to fluctuations in interest rates or in how we manage this exposure in the future.

At March 31, 2010, our outstanding fixed rate debt included the following (dollars in thousands):

Debt	Principal Balance	Annual Interest Rate	Annual Interest Expense	Maturity	Interest Payments Due
Mortgage	$24,800	6.21%	$1,561	2016	Monthly
Mortgage	10,300	8.15%	839	2021	Monthly
	$35,100		$2,400

Because these debts bear interest at a fixed rate, changes in market interest rates during the term of these debts will not affect our operating results.  If these debts are refinanced at interest rates which are 10% higher or lower than shown above, our per annum interest cost would increase or decrease by approximately $240,000.

Changes in market interest rates also affect the fair value of our fixed rate debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt.  Based on the balances outstanding at March 31, 2010, and discounted cash flow analysis through the maturity date of our fixed rate debt obligations, a hypothetical immediate 10% change in interest rates would change the fair value of those obligations by approximately $1 million.

Our secured revolving credit facility accrues interest at floating rates and matures in April 2012.  Subject to certain conditions and upon payment of a fee, we can extend the maturity for one year.  As of both March 31, 2010 and May 5, 2010, we had zero drawn and the entire amount available under our $250 million secured revolving credit facility.  We may make repayments and drawings under our secured revolving credit facility at any time without penalty.  We borrow in U.S. dollars and borrowings under our secured revolving credit facility accrue interest at LIBOR plus a spread which varies depending on the amount of our debt leverage.  Accordingly, we are exposed to risks resulting from changes in U.S. dollar based short term rates, specifically LIBOR.  In addition, upon renewal or refinancing of our secured revolving credit facility, we are vulnerable to increases in credit spreads due to market conditions.  A change in interest rates would not affect the value of our floating rate debt but would affect our operating results.  Our exposure to fluctuations in floating interest rates will increase or decrease in the future with increases or decreases in the outstanding amount under our secured revolving credit facility or other floating rate debt.  For example, the interest rate payable on this facility at March 31, 2010, was 3.25%.  The following table presents the impact a 10% change in interest rates would have on our annual floating rate interest expense at March 31, 2010 if we were fully drawn on our secured revolving credit facility (dollars in thousands):

	Impact of Changes in Interest Rates
	Interest Rate	Outstanding Debt	Total Interest Expense Per Year
At March 31, 2010	3.250%	$250,000	$8,238
10% reduction	3.575%	250,000	9,062
10% increase	2.925%	250,000	7,414

Item 4.  Controls and Procedures

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

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•                  OUR ABILITY TO COMPETE FOR ACQUISITIONS AND TENANCIES EFFECTIVELY,

•                  OUR TAX STATUS AS A REAL ESTATE INVESTMENT TRUST, OR REIT,

•                  OUR ABILITY TO RAISE EQUITY OR DEBT CAPITAL,

•                  OUR EXPECTATION THAT WE WILL BENEFIT FINANCIALLY BY PARTICIPATING IN THE INSURANCE COMPANY WITH OUR MANAGER, REIT MANAGEMENT & RESEARCH LLC, OR RMR, AND COMPANIES TO WHICH RMR PROVIDES MANAGEMENT SERVICES, AND

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

•                  CONTINGENCIES IN OUR ACQUISITIONS MAY CAUSE THESE TRANSACTIONS NOT TO OCCUR OR TO BE DELAYED,

•                  OUR ABILITY TO MAKE FUTURE DISTRIBUTIONS DEPENDS UPON A NUMBER OF FACTORS INCLUDING OUR FUTURE EARNINGS. WE MAY BE UNABLE TO MAINTAIN OUR CURRENT RATE OF DISTRIBUTIONS  AND FUTURE DISTRIBUTIONS MAY BE SUSPENDED OR PAID AT A LESSER RATE THAN THE DISTRIBUTIONS WE NOW PAY,

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

•                  RENTS THAT WE CAN CHARGE AT OUR PROPERTIES MAY DECLINE,

•                  PARTICIPATION IN AFFILIATES INSURANCE COMPANY, OR AIC, INVOLVES POTENTIAL FINANCIAL RISKS AND REWARDS TYPICAL OF ANY START UP BUSINESS VENTURE AS WELL AS OTHER FINANCIAL RISKS AND REWARDS SPECIFIC TO INSURANCE COMPANIES. AMONG THE RISKS THAT ARE SPECIFIC TO INSURANCE COMPANIES IS THE RISK THAT AIC MAY NOT BE ABLE TO ADEQUATELY FINANCE CLAIMS. TO THE EXTENT WE PURCHASE INSURANCE FROM AIC IN THE FUTURE AND AIC IS UNABLE TO FINANCE CLAIMS, WE COULD BE UNDERINSURED AND FACE INCREASED COSTS FOR CLAIMS THAT MIGHT OTHERWISE HAVE BEEN FUNDED IF INSURANCE WAS PURCHASED FROM FINANCIALLY MORE SECURE INSURERS. ACCORDINGLY, OUR EXPECTED FINANCIAL BENEFITS FROM OUR INITIAL OR FUTURE INVESTMENTS IN AIC MAY BE DELAYED OR MAY NOT OCCUR AND AIC MAY REQUIRE A LARGER INVESTMENT THAN WE EXPECT, AND

•                  OTHER RISKS MAY ADVERSELY IMPACT US, AS DESCRIBED MORE FULLY IN OUR ANNUAL REPORT ON FORM 10-K UNDER “RISK FACTORS”.

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

Part II.   Other Information

Item 1A. Risk Factors.

For a discussion of the potential risks and uncertainties, which impact us, see the information under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, or Annual Report, which is accessible on the Securities and Exchange Commission’s website at www.sec.gov.  There have been no material changes to the risk factors disclosed in our Annual Report.

Item 6.    Exhibits

31.1         Rule 13a-14(a) Certification. (filed herewith)

31.2         Rule 13a-14(a) Certification. (filed herewith)

31.3         Rule 13a-14(a) Certification. (filed herewith)

32.1         Section 1350 Certification. (furnished herewith)

99.2                           First Amendment to Credit Agreement and Other Loan Documents dated March 23, 2010 between the Company, Government Properties Income Trust LLC, the Lenders party thereto, Bank of America, National Association, as Administrative Agent, Swing Line Lender and L/C Issuer.  (incorporated by reference to our Current Report on Form 8-K dated March 25, 2010)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOVERNMENT PROPERTIES INCOME TRUST

By:	/s/ Adam D. Portnoy
Adam D. Portnoy
Managing Trustee and President
Dated: May 5, 2010

By:	/s/ David M. Blackman
David M. Blackman
Treasurer and Chief Financial Officer
(principal financial and accounting officer)
Dated: May 5, 2010