Form 10-Q
period 2010-06-30
Government Properties Income Trust
filed 2010-08-03
CIK 1456772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Number of registrant’s common shares of beneficial interest, $0.01 par value per share, outstanding as of August 3, 2010:  31,263,850

GOVERNMENT PROPERTIES INCOME TRUST

FORM 10-Q

JUNE 30, 2010

References in this Form 10-Q to “we”, “us” and “our” refer to Government Properties Income Trust and its consolidated subsidiaries, unless otherwise noted.

PART I  Financial Information

Item 1.  Financial Statements

GOVERNMENT PROPERTIES INCOME TRUST

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

(unaudited)

	June 30,	December 31,
	2010	2009
ASSETS
Real estate properties:
Land	$85,909	$74,009
Buildings and improvements	653,731	502,748
	739,640	576,757
Accumulated depreciation	(121,566)	(113,027)
	618,074	463,730
Acquired real estate leases, net	39,212	15,310
Cash and cash equivalents	1,023	1,478
Restricted cash	1,000	—
Rents receivable	14,860	13,544
Deferred leasing costs, net	1,161	1,330
Deferred financing costs, net	4,996	5,204
Due from affiliates	336	103
Other assets, net	5,616	14,114
Total assets	$686,278	$514,813

LIABILITIES AND SHAREHOLDERS’ EQUITY
Mortgage notes payable	$35,944	$—
Secured revolving credit facility	82,000	144,375
Accounts payable and accrued expenses	8,116	13,985
Due to affiliates	1,063	837
Acquired real estate lease obligations, net	5,775	3,566
	132,898	162,763

Commitments and contingencies

Shareholders’ equity:
Common shares of beneficial interest, $.01 par value:
31,263,850 and 21,481,350 shares issued and outstanding, respectively	313	215
Additional paid in capital	556,776	357,627
Cumulative net income	28,127	13,541
Cumulative common dividends	(31,836)	(19,333)
Total shareholders’ equity	553,380	352,050

Total liabilities and shareholders’ equity	$686,278	$514,813

See accompanying notes.

GOVERNMENT PROPERTIES INCOME TRUST

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Rental income	$25,940	$19,405	$49,295	$38,648

Expenses
Real estate taxes	2,764	2,113	5,332	4,219
Utility expenses	1,733	1,523	3,410	3,044
Other operating expenses	3,963	2,912	7,520	5,711
Depreciation and amortization	5,401	3,797	10,281	7,361
Acquisition costs	1,011	—	1,855	—
General and administrative	1,623	873	3,076	1,613
Total expenses	16,495	11,218	31,474	21,948

Operating income	9,445	8,187	17,821	16,700

Interest and other income (expense), net	(7)	42	16	44
Interest expense (including net amortization of debt premiums and deferred financing fees of $624, $427, $1,156 and $427, respectively)	(1,678)	(2,360)	(3,209)	(2,360)

Income before income tax expense	7,760	5,869	14,628	14,384

Income tax expense	(25)	—	(42)	—
Net income	$7,735	$5,869	$14,586	$14,384

Weighted average common shares outstanding	31,261	12,384	30,178	8,590

Net income per common share	$0.25	$0.47	$0.48	$1.67

See accompanying notes.

GOVERNMENT PROPERTIES INCOME TRUST

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Six Months Ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$14,586	$14,384
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	11,389	7,617
Share based compensation expense	217	—
Equity in loss of equity investee	52	—
Change in assets and liabilities:
(Increase) decrease in restricted cash	(1,000)	1,334
(Increase) decrease in deferred leasing costs	(47)	—
(Increase) decrease in rents receivable	(1,316)	(326)
(Increase) decrease in due from affiliates	(233)	—
(Increase) decrease in other assets	8,490	(196)
Increase (decrease) in accounts payable and accrued expenses	2,744	(1,072)
Increase (decrease) in due to affiliates	226	(1,343)
Cash provided by operating activities	35,108	20,398

CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate acquisitions and improvements	(149,817)	(1,176)
Investment in Affiliates Insurance Company	(44)	—
Cash used in investing activities	(149,861)	(1,176)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net	199,030	209,389
Repayment of mortgage notes payable	(242)	(134)
Borrowings on secured revolving credit facility	104,000	272,000
Payments on secured revolving credit facility	(166,375)	(228,125)
Financing fees	(1,019)	(6,235)
Distributions to common shareholders	(21,096)	—
Equity distributions	—	(265,763)
Cash provided by (used in) financing activities	114,298	(18,868)

(Decrease) increase in cash and cash equivalents	(455)	354
Cash and cash equivalents at beginning of period	1,478	97
Cash and cash equivalents at end of period	$1,023	$451

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$1,870	$1,932

Non-cash operating activities
Equity distributions	$—	$8,047

Non-cash investing activities
Assumption of mortgage debt in connection with real estate acquisitions	$(35,196)	$—

Non-cash financing activities
Financing fees	$—	$650
Costs for issuance of common stock	—	3,813
Assumption of mortgage debt	35,196	—

See accompanying notes.

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(unaudited)

Note 1.  Basis of Presentation

The accompanying condensed consolidated financial statements of Government Properties Income Trust and its subsidiaries, or GOV, the Company, we or us, have been prepared without audit.  Certain information and disclosures required by U.S. generally accepted accounting principles, or GAAP, for complete financial statements have been condensed or omitted.  We believe the disclosures made are adequate to make the information presented not misleading.  However, the accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2009, or our Annual Report.  In the opinion of our management, all adjustments, which include only normal recurring adjustments considered necessary for a fair presentation, have been included.  All intercompany transactions and balances between the Company and its subsidiaries have been eliminated.

As of June 30, 2010, we own 41 properties located in 20 states and the District of Columbia containing approximately 4.9 million rentable square feet.  The U.S. Government and state governments are our primary tenants.  The 2009 condensed consolidated financial statements are presented as if we were a legal entity separate from CommonWealth REIT, or CWH, although we did not exist until February 17, 2009 and thereafter we were wholly owned by CWH until our initial public offering, or IPO, on June 8, 2009.

Note 2.  Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board, or the FASB, issued an accounting standards update requiring additional disclosures regarding fair value measurements. The update requires entities to disclose additional information regarding assets and liabilities that are transferred between levels within the fair value hierarchy. The update also clarifies the level of disaggregation at which fair value disclosures should be made and the requirements to disclose information about the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value. The new guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the requirement to separately disclose purchases, sales, issuances and settlements in the Level 3 roll forward that becomes effective for fiscal periods beginning after December 15, 2010.

In February 2010, the FASB issued an update to the disclosure requirements relating to subsequent events to exclude the requirement to disclose the date through which an entity has evaluated subsequent events and whether that date represents the date the financial statements were issued or available to be issued.

The adoption of these updates did not, and are not expected to, cause any material changes to the disclosures in our condensed consolidated financial statements.

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(unaudited)

Note 3.  Real Estate Properties

We generally lease space in our properties on a gross lease or modified gross lease basis pursuant to fixed term operating leases expiring between 2010 and 2024.  Many of our government tenants have the right to cancel their leases before the lease terms expire, although we expect that few, if any, will do so.  These leases require us to pay all or some property operating expenses and to provide all or most property management services.  During the three months ended June 30, 2010, we executed five leases for 12,517 rentable square feet and made a commitment for approximately $134 of leasing related costs.  During the six months ended June 30, 2010, we executed eight leases for 16,928 rentable square feet and made a commitment for approximately $158 of leasing related costs.  Committed but unspent tenancy related obligations, based on executed leases as of June 30, 2010, were approximately $1,425.

In January 2010, we acquired an office property located in Lakewood, CO that contains 166,745 rentable square feet.  The purchase price was $28,710, excluding acquisition costs and including the assumption of $10,396 of mortgage debt that is not currently prepayable.  We allocated approximately $2,640 to land, $23,777 to building and improvements, $3,951 to acquired real estate leases, $596 to acquired real estate lease obligations and a $1,062 premium to the assumed debt based on the fair values of the acquired assets and assumed liabilities.

In February 2010, we acquired an office and warehouse property located in Landover, MD that contains 266,000 rentable square feet.  The purchase price was $43,650, excluding acquisition costs and including the assumption of $24,800 of mortgage debt that is not currently prepayable.  We allocated approximately $4,110 to land, $36,371 to building and improvements, $4,259 to acquired real estate leases and $1,090 to acquired real estate lease obligations based on the fair values of the acquired assets and assumed liabilities.

In April 2010, we acquired two office properties for an aggregate purchase price of $31,000, excluding acquisition costs.  The first property is located in Burlington, VT and contains 26,609 rentable square feet.  We allocated approximately $700 to land, $8,416 to building and improvements, $973 to acquired real estate leases and $389 to acquired real estate lease obligations based on the fair values of the acquired assets and assumed liabilities.  The second property is located in Detroit, MI and contains 55,966 rentable square feet.  We allocated approximately $630 to land, $18,002 to building and improvements and $2,668 to acquired real estate leases based on the fair values of the acquired assets and assumed liabilities.

In May 2010, we acquired an office property located in Malden, MA that contains 125,521 rentable square feet.  The purchase price was $40,500, excluding acquisition costs.  We allocated approximately $1,050 to land, $31,086 to building and improvements and $8,364 to acquired real estate leases based on the fair values of the acquired assets and assumed liabilities.

In June 2010, we entered 15 purchase and sale agreements with certain subsidiaries of CWH for the purchase of 15 properties that contain approximately 1.9 million rentable square feet for an aggregate purchase price of $231,000, excluding acquisition costs.  In June 2010, we purchased three of these properties that contain 306,374 rentable square feet for an aggregate purchase price of $40,380, excluding acquisition costs.  We allocated approximately $2,770 to land, $32,676 to building and improvements, $5,621 to acquired real estate leases and $687 to acquired real estate lease obligations based on the fair value of the acquired assets and assumed liabilities.  In July 2010, we acquired five of these properties that contain 441,284 rentable square feet for an aggregate purchase price of $48,339, excluding acquisition costs.  Seven of these properties that contain 1,124,206 rentable square feet remain subject to purchase and sale agreements for an aggregate purchase price of $142,281, excluding acquisition costs.  These remaining acquisitions are expected

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(unaudited)

to close in phases prior to March 31, 2011 and are subject to various contractual contingencies typical of large commercial property transactions; accordingly, we can provide no assurances that we will acquire these properties.

In July 2010, we entered into two purchase and sale agreements for an aggregate purchase price of $64,500, excluding acquisition costs.  The first property subject to a purchase and sale agreement is an office property located in Trenton, NJ that contains 266,995 rentable square feet.  The purchase price is $45,000, excluding acquisition costs.  This pending acquisition is subject to our satisfactory completion of diligence and other customary conditions; accordingly, we can provide no assurance that we will acquire this property.  The second property subject to a purchase and sale agreement is an office property located in Eagan, MN that contains 252,172 rentable square feet.  Our purchase of this property is subject to entering a lease agreement with the U.S. Government for 100% of the property.  The purchase price is $19,500, excluding acquisition costs and any building improvements associated with the lease agreement.  This pending acquisition is subject to our satisfactory completion of diligence, reaching agreement on a lease with the U.S. Government and other customary conditions; accordingly, we can provide no assurance that we will acquire this property.

Note 4.  Related Person Transactions

As described in our Annual Report, we were formerly 100% owned by CWH and CWH continues to own 31.8% of our outstanding common shares of beneficial interest, $0.01 par value per share, or Shares.

In June 2010, we entered into purchase and sale agreements with certain subsidiaries of CWH for the purchase of 15 properties containing approximately 1,900,000 rentable square feet for an aggregate purchase price of $231,000, excluding acquisition costs.  All 15 of these properties are majority leased to government tenants.  In June, we acquired three of these properties containing 306,374 rentable square feet for an aggregate purchase price of $40,380, excluding acquisition costs, and in July, we acquired five of these properties containing 411,284 rentable square feet for an aggregate purchase price of $48,339, excluding acquisition costs.  We have acquired eight of these 15 properties for an aggregate purchase price of $88,719, excluding acquisition costs.  Seven properties containing 1,124,206 rentable square feet remain subject to purchase and sale agreements for an aggregate purchase price of $142,281, excluding acquisition costs.  Upon completion of our IPO, we and CWH entered into a transaction agreement in which, among other things, CWH granted us the right of first refusal to acquire any property owned by CWH that CWH determines to divest, if the property is then majority leased to a government tenant, including these 15 properties. These transactions were negotiated by special committees of our and CWH’s boards of trustees composed solely of independent trustees who are not also trustees of the other party.  The seven remaining acquisitions are expected to close in phases prior to March 31, 2011 and are subject to various contractual contingencies typical of large property transactions; accordingly, we can provide no assurances that we will acquire these properties.

We and our properties are managed by Reit Management & Research LLC, or RMR, pursuant to a business management agreement and a property management agreement.  RMR is owned by our Managing Trustees, Messrs. Barry M. Portnoy and Adam D. Portnoy.  Pursuant to our business management agreement with RMR we recognized expenses of $1,005 and $617 for the three months ended June 30, 2010 and 2009, respectively; and $1,858 and $1,252 for the six months ended June 30, 2010 and 2009, respectively.  These amounts are included in general and administrative expense in

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(unaudited)

our condensed consolidated financial statements.  In connection with our property management agreement with RMR, we recognized property management fees of $771 and $573 for the three months ended June 30, 2010 and 2009, respectively; and $1,468 and $1,146 for the six months ended June 30, 2010 and 2009, respectively.  We also recognized construction management fees of $49 and $79 for the three months ended June 30, 2010 and 2009, respectively; and $208 and $290 for the six months ended June 30, 2010 and 2009, respectively.  Both the property management fees and construction management fees are included in other operating expenses or have been capitalized, as appropriate, in our condensed consolidated financial statements.

As of June 30, 2010, we have invested $5,177 in Affiliates Insurance Company, or AIC, concurrently with RMR and other companies to which RMR provides management services.  All of our trustees are members of the board of directors of AIC.  At June 30, 2010, we owned approximately 14.29% of AIC.  Although we own less than 20% of AIC, we use the equity method to account for this investment because we believe that we have significant influence over AIC because each of our trustees is a director of AIC.  This investment is carried on our balance sheet in other assets and had a carrying value of $5,111 and $5,119 as of June 30, 2010 and December 31, 2009, respectively.  During the three and six months ended June 30, 2010, we invested an additional $24 and $44, respectively, in AIC.  During the three and six months ended June 30, 2010, we recognized losses related to this investment of approximately $24 and $52, respectively.  In June 2010, we, RMR and other companies to which RMR provides management services purchased property insurance pursuant to an insurance program arranged by AIC.  Our annual premiums for this property insurance are expected to be approximately $409.  We are currently investigating the possibility of expanding our insurance relationships with AIC to include other types of insurance.

For more information about these and our other related person transactions, including our dealings with CWH, RMR, AIC, our Managing Trustees and their affiliates and about the risks which may arise as a result of these and other related person transactions, please see our Annual Report and our other filings made with the Securities and Exchange Commission, or SEC, and in particular the sections captioned “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Related Person Transactions” in our Annual Report, the section captioned “Related Person Transactions and Company Review of Such Transactions” in our Proxy Statement dated February 22, 2010 relating to our 2010 Annual Meeting of Shareholders and in our Current Report on Form 8-K dated June 18, 2010, as amended.

Note 5.  Tenant Concentration and Segment Information

We operate in one business segment: ownership of properties having space that is majority leased to government tenants.  The U.S. Government and five state governments were responsible for approximately 94.6% and 95.9% of our rental income as of June 30, 2010 and 2009, respectively.  The U.S. Government is our largest tenant and was responsible for approximately 81.6% and 90.1% of our rental income as of June 30, 2010 and 2009, respectively.

Note 6.  Indebtedness

At June 30, 2010 and December 31, 2009, our outstanding indebtedness included the following:

	June 30,	December 31,
	2010	2009

Secured revolving credit facility, due in 2012	$82,000	$144,375
Mortgage note payable, due in 2016 at 6.21%	24,800	—
Mortgage note payable, including unamortized fair value premium of $992, due in 2021 at 8.15%	11,144	—
	$117,944	$144,375

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(unaudited)

In January 2010, we assumed $10,396 of mortgage debt as part of our Lakewood, CO acquisition.  The note bears interest at 8.15% and is amortized on a 20 year schedule until maturity in March 2021.  As part of the assumption, we recognized a $1,062 premium on this assumed debt because we believe the interest rate payable under this mortgage is above the rate we would have to pay for debt with the same maturity.

In February 2010, we assumed $24,800 of mortgage debt as part of our Landover, MD acquisition.  The note bears interest at 6.21%.  No principal payment is required until September 2011, at which time the note is amortized on a 30 year schedule.  In August 2016, the outstanding principal and accrued interest is due in full.  We estimated the interest rate applicable to this debt to be a market interest rate at the time of the loan assumption.

We have a $250,000 secured revolving credit facility that is available for acquisitions, working capital and general business purposes.  In February 2010, our property in Buffalo, NY was released as collateral for this facility.  As a result of this release, as of June 30, 2010, this facility is secured by 28 of our properties.   In March 2010, we amended our secured revolving credit facility to eliminate a provision in the definition of Eurodollar Rate, or LIBOR Rate, that established a minimum LIBOR Rate of 2.0% per annum, or the LIBOR Floor.  After the elimination of the LIBOR Floor, interest under our secured revolving credit facility is generally set at LIBOR plus a spread which varies depending on the amount of our debt leverage.  The weighted average annual interest rate for our secured revolving credit facility was 3.76% and 4.75% for the three and six months ended June 30, 2010, respectively.  As of June 30, 2010, we had $82,000 drawn and $168,000 available to be drawn under our secured revolving credit facility.  The maturity of our secured revolving credit facility is April 24, 2012.  Subject to meeting certain conditions and upon payment of a fee, we may extend the maturity date of our secured revolving credit facility by one year.

Our secured revolving credit facility agreement contains a number of covenants which restrict our ability to incur debts in excess of calculated amounts, restrict our ability to make distributions under certain circumstances and generally require us to maintain certain financial ratios.  Our secured revolving credit facility provides for acceleration of payment of all amounts payable upon the occurrence and continuation of certain events of default, including upon a change of control.  We believe we were in compliance with all of these covenants under our secured revolving credit facility agreement as of June 30, 2010.

Note 7. Fair Value of Financial Instruments

Our financial instruments include cash and cash equivalents, restricted cash, rents receivable, mortgage notes payable, accounts payable, our secured revolving credit facility, other accrued expenses and deposits. At June 30, 2010, the fair value of our financial instruments approximated their carrying values, except as follows:

	Carrying Amount	Fair Value
Mortgage note payable, due in 2016 at 6.21%	$24,800	$25,612
Mortgage note payable, due in 2021 at 8.15%	11,144	12,007
	$35,944	$37,619

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(unaudited)

We estimate the fair values of our mortgage notes payable by using discounted cash flow analyses and currently prevailing market terms.

Note 8. Shareholders’ Equity

On January 21, 2010, we sold 9,775,000 of our Shares at a price of $21.50 per share, raising gross proceeds of approximately $210,162.  We used net proceeds from this offering to repay amounts outstanding under our secured revolving credit facility and to fund our business activities, including some of our acquisitions.

On January 29, 2010, we paid a distribution to common shareholders in the amount of $0.40 per share, or $8,593, that was declared on December 11, 2009 and was payable to shareholders of record on December 21, 2009.

On May 24, 2010, we paid a distribution to common shareholders in the amount of $0.40 per share, or $12,503, that was declared on April 8, 2010 and was payable to shareholders of record on April 23, 2010.

On July 3, 2010, we declared a distribution payable to common shareholders of record on July 16, 2010 in the amount of $0.41 per share, or $12,818.  This distribution will be paid on or about August 16, 2010.

We have no dilutive securities.

Note 9. Pro Forma Information

During the second quarter of 2010, we purchased six properties for an aggregate purchase price of $111,880, excluding acquisition costs.  During the first quarter of 2010, we purchased two properties for an aggregate purchase price of $72,360, excluding acquisition costs, including the assumption of $35,196 of debt and we issued 9,775,000 of our Shares.  During 2009, we purchased four properties for an aggregate purchase price of $89,310, excluding acquisition costs, issued 21,500,000 of our Shares and established our $250,000 secured revolving credit facility.  The following table presents our pro forma results of operations as if these acquisitions and financing activities were completed on January 1, 2009.  This pro forma data is not necessarily indicative of what our actual results of operations would have been for the periods presented, nor does it represent the results of operations for any future period. Differences could result from, but are not limited to, additional property investments, property sales, changes in interest rates and changes in our debt or equity capital structure.

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Total Revenues	$27,984	$27,016	$55,692	$54,410
Net Income	8,202	7,967	16,218	16,578

Net Income per share	$0.26	$0.25	$0.52	$0.53

During the three and six months ended June 30, 2010, we recognized revenues of $6,805 and $11,125, respectively, and operating income of $2,615 and $3,727, respectively, pertaining to these acquisitions.

Note 10.  Subsequent Events

By letter dated July 29, 2010 and received by us on August 2, 2010, the California Department of General Services notified us that the rent payments due July 30, 2010 may be delayed until the State Legislature and Governor agree upon a budget for 2010/11.  None of our leases with the State of California have a provision which would allow that State to avoid its lease obligations in the event of a failure of appropriations.  The California Department of General Services has stated that it expects to make any deferred rent payments within a week to 10 days of the budget being approved.  In the experience of our management, RMR, government tenants sometimes defer rent payments until budgets are enacted.  We do not expect this possible rent deferral by the State of California to have a material impact upon our financial results or liquidity.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and tables should be read in conjunction with the financial statements and notes thereto included in this Quarterly Report on Form 10-Q and in our Annual Report.

OVERVIEW

As of June 30, 2010, we own 41 properties, located in 20 states and the District of Columbia, that contain approximately 4.9 million rentable square feet, of which 96.1% is leased to the U.S. Government and five state governments.  The U.S. Government and five state governments are responsible for 94.6% and 95.9% of our rental income as of June 30, 2010 and 2009, respectively.

Property Operations

As of June 30, 2010, 99.7% of our rentable square feet was leased, compared to 99.3% leased as of June 30, 2009.  Occupancy data as of June 30, 2010 and 2009 is as follows (square feet in thousands):

	All Properties		Comparable Properties (1)
	June 30,		June 30,
	2010	2009	2010	2009
Total properties	41	29	29	29
Total square feet	4,904	3,304	3,304	3,304
Percent leased (2)	99.7%	99.3%	99.9%	99.3%

(1)           Based on properties we owned on June 30, 2010, and that were continuously owned by us or CWH since January 1, 2009.

(2)           Percent leased includes (i) space being fitted out for occupancy pursuant to signed leases, if any, and (ii) space which is leased, but is not occupied or is being offered for sublease by tenants.

We believe leasing market conditions have improved modestly during the first half of 2010, but remain weak in most U.S. markets. However, the historical experience of our manager, RMR, has been that governmental tenants frequently renew leases to avoid the costs and disruptions that may result from relocating their operations. We believe that the increase in government regulation resulting from the recently enacted healthcare and financial reform legislation will increase the U.S. Government’s demand for leased office space. Similarly, we believe that budgetary pressures may cause an increased demand for leased space, as opposed to government owned space, among government tenants generally. For these and other reasons we believe that occupancy at our government leased properties may outperform national market averages for property occupancies. However, there are too many variables for us to reasonably project what the financial impact of market conditions will be on our results for future periods.

Lease renewals and rental rates at which available space in our properties may be relet in the future will depend, in large part, on prevailing market conditions at that time.  As of June 30, 2010 lease expirations by year at our properties are as follows (square feet and dollars in thousands):

Year (1)	Expirations of Occupied Square Feet(2)	Percent of Total	Cumulative % of Total	Rental Income Expiring(3)	Percent of Total	Cumulative % of Total
2010	90	1.9%	1.9%	$1,817	1.6%	1.6%
2011	611	12.5%	14.4%	11,705	10.6%	12.2%
2012	752	15.3%	29.7%	24,353	22.2%	34.4%
2013	985	20.2%	49.9%	16,247	14.7%	49.1%
2014	317	6.5%	56.4%	6,461	5.9%	55.0%
2015	479	9.8%	66.2%	9,050	8.2%	63.2%
2016	206	4.2%	70.4%	4,777	4.3%	67.5%
2017	401	8.2%	78.6%	7,707	7.0%	74.5%
2018	266	5.4%	84.0%	9,081	8.2%	82.7%
2019 and thereafter	781	16.0%	100.0%	19,084	17.3%	100.0%
Total	4,888	100.0%		$110,282	100.0%
Weighted average remaining lease term (in years)	4.7			4.9

(1) The year of lease expiration is pursuant to current contract terms.  Some government tenants have the right to vacate their space before the stated expirations of their leases.  As of June 30, 2010, U.S. Government tenants occupying approximately 12.9% of our rentable square feet, representing approximately 10.5% of our rental income as of June 30, 2010, have exercisable rights to terminate their leases before the stated expirations.  Also in 2010, 2011, 2012, 2014, 2016 and 2019, early termination rights become exercisable by other U.S. Government tenants who occupy approximately 5.2%, 2.0%, 2.6%, 2.9%, 3.6% and 1.7%, respectively, of our rentable square feet and are responsible for approximately 4.3%, 3.3%, 2.2%, 3.3%, 4.1% and 3.2%, respectively, of our rental income as of June 30, 2010.  In addition, three of our state government tenants have exercisable rights to terminate their leases if these states do not appropriate rent amounts in their respective budgets. These three tenants occupy approximately 5.3% of our rentable square feet, representing approximately 6.4% of our rental income as of June 30, 2010.  No termination rights have been exercised by our tenants during the past three years.

(2) Square feet occupied is pursuant to signed leases as of June 30, 2010, and includes (i) space being fitted out for occupancy and (ii) space, if any, which is leased but is not occupied.

(3) Rental income is the annualized rents from our tenants pursuant to signed leases as of June 30, 2010, plus estimated expense reimbursements; and excludes lease value amortization.

Investment Activities (dollar amounts in thousands)

Since April 1, 2010, we have acquired or have entered purchase agreements to acquire 20 properties for an aggregate purchase price of $367,000, which excludes acquisition costs, as follows:

In April 2010, we acquired two office properties for an aggregate purchase price of $31,000, excluding acquisition costs.  One of our April acquisitions was an office property located in Burlington, VT with 26,609 rentable square feet.  This property is 100% leased to the U.S. Government and occupied by the Office of Security and Integrity.  The purchase price was $9,700, excluding acquisition costs.  Our second April acquisition is an office property located in Detroit, MI with 55,966 rentable square feet.  This property is 100% leased to the U.S. Government and occupied by the U.S. Citizenship and Immigration Service.  The purchase price was $21,300, excluding acquisition costs.

In May 2010, we acquired an office property located in Malden, MA with 125,521 rentable square feet.  The property is fully leased to the Commonwealth of Massachusetts and occupied as the headquarters for the Massachusetts Department of Education.  The purchase price was $40,500, excluding acquisition costs.

In June 2010, we entered 15 purchase and sale agreements with certain subsidiaries of CWH for the purchase of 15 properties with approximately 1,900,900 rentable square feet for an aggregate purchase price of $231,000, excluding acquisition costs.  These properties are majority leased to the U.S. Government and are occupied by various federal agencies.  In June 2010, we acquired three of these properties with 306,374 rentable square feet that are located in Safford, AZ, Kansas City, KS and Stoneham, MA for an aggregate purchase price of $40,380, excluding acquisition costs and in July 2010, we acquired five of these properties with 441,284 rentable square feet that are located in Savannah, GA, Minneapolis, MN, San Diego, CA, Tucson, AZ and Albuquerque, NM for an aggregate purchase price of $48,339, excluding acquisition costs.  Seven of these properties with 1,124,206 rentable square feet that are located in Boston, MA, Oklahoma City, OK, College Park, MD, the District of Columbia, Memphis, TN and Columbia, SC remain subject to purchase and sale agreements for an aggregate purchase price of $142,281, excluding acquisition costs.  Upon completion of our IPO, we and CWH entered into a transaction agreement in which, among other things, CWH granted us the right of first refusal to acquire any property owned by CWH that CWH determines to divest, if the property is then majority leased to a government tenant, including these 15 properties. These transactions were negotiated by special committees of our and CWH’s boards of trustees composed solely of independent trustees who are not also trustees of the other party.  These remaining acquisitions are expected to close prior to March 31, 2011 and are subject to various contractual contingencies typical of large commercial property transactions; accordingly, we can provide no assurances that we will acquire these properties.

In July 2010, we entered into two purchase and sale agreements for an aggregate purchase price of $64,500, excluding acquisition costs.  The first of these properties is an office property located in Trenton, NJ with 266,995 rentable square feet.  This property is 96% leased to 15 tenants.  The State of New Jersey leases 65% of the property and the space is occupied by the New Jersey Department of the Treasury.  The U.S. Government also leases 10% of this property and the space is occupied by the Department of Justice and the Internal Revenue Service.  The purchase price is $45,000, excluding acquisition costs.  This pending acquisition is subject to our satisfactory completion of diligence and other customary conditions; accordingly, we can provide no assurance that we will acquire this property.

The second property which we agreed to the purchase in July is an office property located in Eagan, MN with 252,172 rentable square feet.  Our purchase of this property is subject to entering a lease agreement with the U.S. Government for 100% occupancy by the Department of Veterans

Affairs.  The purchase price is $19,500, excluding acquisition costs and any building improvements associated with the lease agreement.  This pending acquisition is subject to our satisfactory completion of diligence, reaching agreement on a lease with the U.S. Government and other customary conditions; accordingly, we can provide no assurance that we will acquire this property.

Financing Activities (dollar amounts in thousands, except per share amounts)

In January 2010, we sold 9,775,000 of our Shares in a public offering at $21.50 per Share and raised gross proceeds of $210,162.  The funds from this offering were used to reduce amounts outstanding under our secured revolving credit facility and to fund business activities, including funding our acquisitions.

In January 2010, we assumed a mortgage with an outstanding balance of $10,396 and a fair value of $11,458 as part of our Lakewood, CO acquisition.  This note requires interest at 8.15% and is amortized on a 20 year schedule until maturity in March 2021.  We recorded a $1,062 premium on this assumed debt because we believe the interest rate payable under this mortgage is above the rate we would have to pay for debt with the same maturity.

In February 2010, we assumed a mortgage of $24,800 as part of our Landover, MD property acquisition.  The note requires interest at 6.21%.  No principal payment is required until September 2011, at which time the note is amortized on a 30 year schedule.  In August 2016, the outstanding principal and accrued interest is due in full.  We estimated that the terms of this note were at market at the time of this loan assumption.

We have a $250,000 secured revolving credit facility that is available for acquisitions, working capital and general business purposes.  In February 2010, our property in Buffalo, NY was released as collateral for our facility.  As a result of this release, as of June 30, 2010, the facility is secured by 28 of our properties.  In March 2010, we amended our secured revolving credit facility to eliminate a provision in the definition of LIBOR Rate that established a LIBOR Floor of 2.0% per annum.  After the elimination of the LIBOR Floor, interest under our secured revolving credit facility is generally set at LIBOR plus a spread which varies depending on the amount of our debt leverage.  The weighted average annual interest rate for our secured revolving credit facility was 3.76% and 4.75% for the three and six months ended June 30, 2010, respectively.  As of June 30, 2010, we had $82,000 drawn and $168,000 available to be drawn under our secured revolving credit facility.  The maturity of our secured revolving credit facility is April 24, 2012.  Subject to meeting certain conditions and upon payment of a fee, we may extend the maturity date of our secured revolving credit facility by one year.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2010, Compared to Three Months Ended June 30, 2009

	Three Months Ended June 30,
	2010	2009	$ Change	% Change
	(in thousands, except per share data)

Rental income	$25,940	$19,405	$6,535	33.7%

Expenses:
Real estate taxes	2,764	2,113	651	30.8%
Utility expenses	1,733	1,523	210	13.8%
Other operating expenses	3,963	2,912	1,051	36.1%
Depreciation and amortization	5,401	3,797	1,604	42.2%
Acquisition costs	1,011	—	1,011	100.0%
General and administrative	1,623	873	750	85.9%
Total expenses	16,495	11,218	5,277	47.0%

Operating income	9,445	8,187	1,258	15.4%

Interest and other income (expense), net	(7)	42	(49)	(116.7)%
Interest expense (including net amortization of debt premiums and deferred financing fees of $624 and $427, respectively)	(1,678)	(2,360)	682	(28.9)%

Income before income tax expense	7,760	5,869	1,891	32.2%

Income tax expense	(25)	—	(25)	100.0%
Net income	$7,735	$5,869	$1,866	31.8%

Weighted average common shares outstanding	31,261	12,384	18,877	152.4%

Net income per common share	$0.25	$0.47	$(0.22)	(46.8)%

Rental income.  The increase in rental income primarily reflects the effects of our property acquisitions since July 1, 2009 partially offset by reduced real estate tax reimbursement, service and miscellaneous income at certain of our properties.

Real estate taxes.  The increase in real estate taxes primarily reflects the effects of property acquisitions since July 1, 2009.

Utility expenses.  The increase in utility expenses primarily reflects the effects of property acquisitions since July 1, 2009 offset by a modest decrease at certain of our properties.

Other operating expenses.  The increase in other operating expenses primarily reflects the increase in property management fees, cleaning expenses and security costs as a result of property acquisitions since July 1, 2009 plus a net increase in repairs and maintenance expense and cleaning expense at certain of our properties.

Depreciation and amortization.  The increase in depreciation and amortization reflects the effect of our property acquisitions and improvements made to some of our properties since July 1, 2009.

Acquisition costs.  The increase in acquisition costs is the result of the costs associated with our acquisitions during the three months ended June 30, 2010.

General and administrative.  The increase in general and administrative expense primarily reflects the effect of our property acquisitions since July 1, 2009 and the difference between actual costs for legal, accounting, trustees fees and internal audit expenses compared to our allocation of general and administrative expense from CWH prior to our becoming a separate public company.

Interest and other income (expense), net.  The decrease in interest and other income (expense), net is the result of our equity in the AIC loss offset by an increase in investible cash as a result of our equity offering in January 2010.

Interest expense.  The decrease in interest expense reflects a smaller outstanding balance under our secured revolving credit facility compared to the same period in 2009 partially offset by higher interest expense related to the mortgages assumed in connection with our acquisitions in 2010.  Interest expense for 2010 also includes the amortization of deferred financing fees net of the amortization of debt premiums.

Income tax expense.  The increase in income tax expense reflects the effects of our becoming a separate company in June 2009.

Net income.  Our net income for the three months ended June 30, 2010 increased as compared to the three months ended June 30, 2009 as a result of the changes noted above.  Until June 8, 2009, we and our properties were wholly owned by CWH; accordingly, per share data for the 2009 period are not comparable to 2010.

Six Months Ended June 30, 2010, Compared to Six Months Ended June 30, 2009

	Six Months Ended June 30,
	2010	2009	$ Change	% Change
	(in thousands, except per share data)

Rental income	$49,295	$38,648	$10,647	27.5%

Expenses:
Real estate taxes	5,332	4,219	1,113	26.4%
Utility expenses	3,410	3,044	366	12.0%
Other operating expenses	7,520	5,711	1,809	31.7%
Depreciation and amortization	10,281	7,361	2,920	39.7%
Acquisition costs	1,855	—	1,855	100.0%
General and administrative	3,076	1,613	1,463	90.7%
Total expenses	31,474	21,948	9,526	43.4%

Operating income	17,821	16,700	1,121	6.7%

Interest and other income (expense), net	16	44	(28)	(63.6)%
Interest expense (including net amortization of debt premiums and deferred financing fees of $1,156 and $427, respectively)	(3,209)	(2,360)	(849)	36.0%

Income before income tax expense	14,628	14,384	244	1.7%

Income tax expense	(42)	—	(42)	100.0%
Net income	$14,586	$14,384	$202	1.4%

Weighted average common shares outstanding	30,178	8,590	21,588	251.3%

Net income per common share	$0.48	$1.67	$(1.19)	(71.3)%

Rental income.  The increase in rental income primarily reflects the effects of our property acquisitions since July 1, 2009 partially offset by reduced real estate tax reimbursement, service and miscellaneous income at certain of our properties.

Real estate taxes.  The increase in real estate taxes primarily reflects the effects of property acquisitions since July 1, 2009.

Utility expenses. The increase in utility expenses primarily reflects the effects of property acquisitions since July 1, 2009 offset by a modest decrease at certain of our properties.

Other operating expenses.  The increase in other operating expenses primarily reflects the increase in property management fees, cleaning expenses and security costs as a result of property acquisitions since July 1, 2009 plus a net increase in repairs and maintenance expense and cleaning expense at certain of our properties.

Depreciation and amortization.  The increase in depreciation and amortization reflects the effect of our property acquisitions and improvements made to some of our properties since July 1, 2009.

Acquisition costs.  The increase in acquisition costs is the result of the costs associated with our acquisitions during the six months ended June 30, 2010.

General and administrative.  The increase in general and administrative expense primarily reflects the effect of our property acquisitions since July 1, 2009 and the difference between actual costs for legal, accounting, trustees fees and internal audit expenses compared to our allocation of general and administrative expense from CWH prior to our becoming a separate public company.

Interest and other income (expense), net.  The decrease in interest and other income (expense), net is the result of our equity in the AIC loss offset by an increase in investible cash as a result of our equity offering in January 2010.

Interest expense.  The increase in interest expense reflects borrowings under our secured revolving credit facility and interest expense related to the mortgages assumed in connection with our acquisitions in 2010.  Interest expense for 2010 also includes the amortization of deferred financing fees net of the amortization of debt premiums.

Income tax expense.  The increase in income tax expense reflects the effects of our becoming a separate company in June 2009.

Net income.  Our net income for the six months ended June 30, 2010 increased as compared to the six months ended June 30, 2009 as a result of the changes noted above.

LIQUIDITY AND CAPITAL RESOURCES

Our Operating Liquidity and Resources (dollar amounts in thousands)

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

•      control operating costs at our properties; and

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

By letter dated July 29, 2010 and received by us on August 2, 2010, the California Department of General Services notified us that the rent payments due July 30, 2010 may be delayed until the State Legislature and Governor agree upon a budget for 2010/11.  None of our leases with the State of California have a provision which would allow that State to avoid its lease obligations in the event of a failure of appropriations.  The California Department of General Services has stated that it expects to make any deferred rent payments within a week to 10 days of the budget being approved.  In the experience of our management, RMR, government tenants sometimes defer rent payments until budgets are enacted.  We do not expect this possible rent deferral by the State of California to have a material impact upon our financial results or liquidity.

Cash flows provided by (used in) our operating, investing and financing activities were $35,108, ($149,861) and $114,298, respectively, for the six month period ended June 30, 2010, and $20,398, ($1,176) and ($18,868) , respectively, for the six month period ended June 30, 2009. Changes in our operating and financing cash flows between 2010 and 2009 are primarily related to our properties operations, use of net proceeds from our Share offerings and distributions to common shareholders and to CWH prior to our IPO on June 8, 2009.  The 2010 change in investing cash flow was primarily the result of our acquisitions and our investment in AIC.  The remainder of the cash flow changes in 2010 and the changes in 2009 were related to building and tenant improvements.

Our Investment and Financing Liquidity and Resources (dollar amounts in thousands)

In order to fund acquisitions and to accommodate cash needs that may result from timing differences between our receipt of rents and our need or desire to make distributions or pay operating or capital expenses, we maintain a $250,000 secured revolving credit facility from a syndicate of financial institutions.  This facility matures in April 2012, but subject to certain conditions and our payment of a fee, it may be extended for one year to April 2013.  At June 30, 2010, we had $168,000 available for borrowings under our secured revolving credit facility and we had cash and cash equivalents of $1,023.  We expect to use cash balances, borrowings under our secured revolving credit facility and net proceeds from offerings of equity or debt securities to fund our future operations, distributions to our shareholders and any future property acquisitions.

When significant amounts are outstanding under our secured revolving credit facility or the maturity date of our secured revolving credit facility or our other debts approach, we intend to explore alternatives for repaying or refinancing such amounts. Such alternatives may include incurring term debt, issuing new equity securities and extending the maturity date of our secured revolving credit facility. Although there has been a significant reduction in the past three years in the amount of capital available for real estate business on a global basis and we can provide no assurance that we will be successful in consummating any particular type of financing, we believe that we will have access to financing, such as debt and equity offerings, to fund any future acquisitions and our capital expenditures and to pay our obligations.

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

During the three and six months ended June 30, 2010 and 2009, we made cash expenditures at our properties for tenant improvements, leasing costs, building improvements and development and redevelopment activities as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Tenant improvements	$87	$233	$296	$788
Leasing costs	$22	$—	$47	$—
Building improvements (1)	$200	$133	$233	$156
Development, redevelopment and other activities (2)	$212	$—	$225	$—

(1) Building improvements generally include expenditures to replace obsolete building components and expenditures that extend the useful life of existing assets.

(2) Development, redevelopment and other activities generally include non-recurring expenditures that we believe increase the value of our existing properties.

In connection with leasing space during the three months ended June 30, 2010, we have committed to fund future expenditures as follows (dollars in thousands, except per square foot amounts):

	New	Renewals	Total
Square feet leased during the period	2,055	10,462	12,517

Total commitments for tenant improvements and leasing costs	$44	$90	$134
Leasing costs per square foot	$21.25	$8.60	$10.68
Average lease term (years)	3.7	5.3	4.0
Leasing costs per square foot per year	$4.03	$2.32	$2.70

We have no commercial paper, swaps, hedges, joint ventures or off balance sheet arrangements as of June 30, 2010.

Debt Covenants

Our principal debt obligations at June 30, 2010 are our secured revolving credit facility and two secured mortgage loans assumed in connection with two of our 2010 acquisitions.  Our mortgage loans are non-recourse and do not contain any material financial covenants.  Our secured revolving credit facility agreement contains a number of covenants which restrict our ability to incur debts in excess of calculated amounts, restricts our ability to make distributions under certain circumstances and generally requires us to maintain certain financial ratios.  Our secured revolving credit facility provides for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default or upon a change of control, including a change in our management by RMR.  We believe we were in compliance with all of our covenants under our secured revolving credit facility agreement at June 30, 2010.

Related Person Transactions (dollar amounts in thousands)

As described in our Annual Report, we were formerly 100% owned by CWH and CWH continues to own 31.8% of our outstanding Shares.  In June 2010, we entered into purchase and sale agreements with certain subsidiaries of CWH for the purchase of 15 properties containing approximately 1.9 million rentable square feet for an aggregate purchase price of $231,000, excluding acquisition costs.  These transactions were negotiated by special committees of our and CWH’s boards of trustees composed solely of independent trustees who are not also trustees of the other party.  All 15 of these properties are majority leased to government tenants.  We have acquired eight of these 15 properties for an aggregate purchase price of $88,719, excluding acquisition costs.  Seven properties remain subject to purchase and sale agreements, for an aggregate purchase price of $142,281, excluding acquisition costs.  These remaining acquisitions are expected to close prior to March 31, 2011 and are subject to various contractual contingencies typical of large property transactions; accordingly we can provide no assurances that we will acquire these properties.

We have no employees.  Instead, services that might be provided to us by employees are provided to us by RMR.  RMR provides both business and property management services to us under a business management agreement and a property management agreement.  There have been no changes in the terms of our agreements with RMR as described in our Annual Report.  During the three months ended June 30, 2010 and 2009, our fees to RMR under these agreements were $1,825 and $1,269, respectively.  During the six months ended June 30, 2010 and 2009, respectively these fees totaled $3,534 and $2,688, respectively.

As of June 30, 2010, we have invested approximately $5.2 million in AIC, an Indiana licensed insurance company organized by RMR and other companies to which RMR provides management services.  We own 14.29% of AIC.  All of our trustees are also directors of AIC and RMR provides certain management services to AIC.  During the three and six months ended June 30, 2010, we recognized a loss of approximately $24 and $52, respectively, related to this investment.  In June 2010, we, RMR and other companies to which RMR provides management services purchased property insurance pursuant to an insurance program arranged by AIC.  Our annual premiums for this property insurance are expected to be approximately $409.  We are currently investigating the possibility of expanding our insurance relationship with AIC.

For more information about these and our other related person transactions, including our transactions with RMR, CWH, AIC, our Managing Trustees and their affiliates and about the risks which may arise as a result of these and other related person transactions, please see our Annual Report and our other filings made with the SEC, and in particular, the sections captioned “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Related Person Transactions” in our Annual Report and the section captioned “Related Person Transactions and Company Review of Such Transactions” in our Proxy Statement dated February 22, 2010 relating to our 2010 Annual Meeting of Shareholders and our Current Report on Form 8-K dated June 18, 2010, as amended.

Item 3. Quantitative and Qualitative Disclosures about Market Risk (dollar amounts in thousands)

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

At June 30, 2010, our outstanding fixed rate debt included the following:

Debt	Principal Balance(1)	Annual Interest Rate(1)	Annual Interest Expense	Maturity	Interest Payments Due
Mortgage	$24,800	6.21%	$1,561	2016	Monthly
Mortgage	10,154	8.15%	828	2021	Monthly
	$34,954		$2,389

(1)          The principal balances and interest rates stated are the amounts stated in the contracts.  In accordance with GAAP, our carrying values and recorded interest expense may be different because of market conditions at the time we assumed these debts.  See Note 6 to our Condensed Consolidated Financial Statements, above.

Because these debts bear interest at a fixed rate, changes in market interest rates during the term of these debts will not affect our operating results.  If these debts are refinanced at interest rates which are 10% higher or lower than shown above, our per annum interest cost would increase or decrease by approximately $239.

Changes in market interest rates also affect the fair value of our fixed rate debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt.  Based on the balances outstanding at June 30, 2010, and discounted cash flow analysis through the maturity date of our fixed rate debt obligations, a hypothetical immediate 10% change in interest rates would change the fair value of those obligations by approximately $1,000.

Our secured revolving credit facility accrues interest at floating rates and matures in April 2012.  Subject to certain conditions and upon payment of a fee, we may extend the maturity for one year.  As of June 30, 2010, we had $82,000 drawn and $168,000 available under our $250,000 secured revolving credit facility.  We may make repayments and drawings under our secured revolving credit facility at any time without penalty.  We borrow in U.S. dollars and borrowings under our secured revolving credit facility accrue interest at LIBOR plus a spread which varies depending on the amount of our debt leverage.  Accordingly, we are exposed to risks resulting from changes in U.S. dollar based short term rates, specifically LIBOR.  In addition, upon renewal or refinancing of our secured revolving credit facility, we are vulnerable to increases in credit spreads due to market conditions.  A change in interest rates generally would not affect the value of our floating rate debt but would affect our operating results.  For example, the interest rate payable on this facility at June 30, 2010 was 3.35%.  The following table presents the impact a 10% change in interest rates would have on our annual floating rate interest expense at June 30, 2010:

	Impact of Changes in Interest Rates
	Interest Rate	Outstanding Debt	Total Interest Expense Per Year
At June 30, 2010	3.350%	$82,000	$2,785
10% increase	3.685%	82,000	3,064
10% reduction	3.015%	82,000	2,507

The foregoing table shows the impact of an immediate change in floating interest rates.  If interest rates were to change gradually over time, the impact would be spread over time.  Our exposure to fluctuations in floating interest rates will increase or decrease in the future with increases or decreases in the outstanding amount under our revolving credit facility or other floating rate debt.  The following table presents the impact a 10% change in interest rates would have on our annual floating rate interest expense at June 30, 2010 if we were fully drawn on our secured revolving credit facility:

	Impact of Changes in Interest Rates
	Interest Rate	Outstanding Debt	Total Interest Expense Per Year
At June 30, 2010	3.350%	$250,000	$8,491
10% increase	3.685%	250,000	9,340
10% reduction	3.015%	250,000	7,642

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

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

WARNING CONCERNING FORWARD LOOKING STATEMENTS

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS STATEMENTS WHICH CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER FEDERAL SECURITIES LAWS.  WHENEVER WE USE WORDS SUCH AS “BELIEVE”, “EXPECT”, “ANTICIPATE”, “INTEND”, “PLAN”, “ESTIMATE” OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS.  THESE FORWARD LOOKING STATEMENTS AND THEIR IMPLICATIONS ARE BASED UPON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, BUT FORWARD LOOKING STATEMENTS AND THEIR IMPLICATIONS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR.  FORWARD LOOKING STATEMENTS IN THIS REPORT RELATE TO VARIOUS ASPECTS OF OUR BUSINESS, INCLUDING:

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

•                  THE FUTURE AVAILABILITY OF BORROWINGS UNDER OUR SECURED REVOLVING CREDIT FACILITY,

•                  OUR ABILITY TO COMPETE FOR ACQUISITIONS AND TENANCIES EFFECTIVELY,

•                  OUR TAX STATUS AS A REAL ESTATE INVESTMENT TRUST, OR REIT,

•                  OUR ABILITY TO RAISE EQUITY OR DEBT CAPITAL,

•                  OUR EXPECTATION THAT WE WILL BENEFIT FINANCIALLY BY PARTICIPATING IN AIC WITH RMR AND COMPANIES TO WHICH RMR PROVIDES MANAGEMENT SERVICES, AND

•                  OTHER MATTERS.

OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY OUR FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS.  FACTORS THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FORWARD LOOKING STATEMENTS AND UPON OUR BUSINESS, RESULTS OF OPERATIONS, FINANCIAL CONDITION, FUNDS FROM OPERATIONS, CASH AVAILABLE FOR DISTRIBUTION, CASH FLOWS, LIQUIDITY AND PROSPECTS INCLUDE, BUT ARE NOT LIMITED TO:

•                  THE IMPACT OF CHANGES IN THE ECONOMY AND THE CAPITAL MARKETS,

•                  COMPETITION WITHIN THE REAL ESTATE INDUSTRY,

•                  ACTUAL AND POTENTIAL CONFLICTS OF INTEREST WITH OUR MANAGING TRUSTEES, CWH AND RMR AND THEIR AFFILIATES

•                  COMPLIANCE WITH, AND CHANGES TO, FEDERAL, STATE AND LOCAL LAWS AND REGULATIONS, ACCOUNTING RULES , TAX LAWS AND SIMILAR MATTERS, AND

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

•                  RENTS THAT WE CAN CHARGE AT OUR PROPERTIES MAY DECLINE, AND

•                  OUR PARTICIPATION IN AIC INVOLVES POTENTIAL FINANCIAL RISKS AND REWARDS TYPICAL OF ANY START UP BUSINESS VENTURE AS WELL AS OTHER FINANCIAL RISKS AND REWARDS SPECIFIC TO INSURANCE COMPANIES.  ACCORDINGLY, OUR EXPECTED FINANCIAL BENEFITS FROM OUR INITIAL OR FUTURE INVESTMENTS IN AIC MAY BE DELAYED OR MAY NOT OCCUR.

THESE RESULTS COULD OCCUR DUE TO MANY DIFFERENT CIRCUMSTANCES, SOME OF WHICH ARE BEYOND OUR CONTROL, SUCH AS GOVERNMENT TENANTS’ NEEDS FOR LEASED SPACE, OR CHANGES IN THE CAPITAL MARKETS OR THE ECONOMY GENERALLY.

THE INFORMATION CONTAINED ELSEWHERE IN OUR ANNUAL REPORT AND SUBSEQUENT DOCUMENTS FILED WITH THE SEC IDENTIFIES OTHER FACTORS THAT COULD CAUSE DIFFERENCES FROM OUR FORWARD LOOKING STATEMENTS.  ALSO, OTHER FACTORS THAT COULD CAUSE OUR ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN OUR FORWARD LOOKING STATEMENTS ARE DESCRIBED MORE FULLY UNDER “RISK FACTORS” IN PART II OF THIS REPORT AND IN OUR ANNUAL REPORT.

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

Part II.   Other Information

Item 1A. Risk Factors.

The risk factors previously disclosed in Part I, Item 1A. “Risk Factors” in our Annual Report are revised in part below to address an insurance arrangement we recently entered and other insurance related matters.  Otherwise, there have been no material changes during the period covered by this Quarterly Report on Form 10-Q to the risk factors previously disclosed in Part I, Item 1A. “Risk Factors” in our Annual Report.

We may experience losses from our business dealings with AIC.

We have invested approximately $5.2 million in AIC, we have purchased substantially all our property insurance in a program designed by AIC and we are currently investigating the possibility of expanding our relationship with AIC to other types of insurance.  Our principal reasons for investing in AIC and for purchasing insurance in these programs is to improve our financial results by obtaining improved insurance coverages at lower costs than may be otherwise available to us and/or by participating in the profits which we may realize as an owner of AIC.  These beneficial results may not occur.  AIC’s business involves risks typical of a start up business as well as the risks specific to the insurance business.  For example, if risks insured by AIC occur, AIC may incur losses; and these risks of insurance underwriting losses may be especially likely to occur in AIC’s early years of operations.  Also, because the insurance amounts we and other shareholders and customers of AIC may require are large, AIC will generally design insurance programs which require participation by other, third party insurers as well as re-insurance by other insurers of certain risks underwritten by AIC.  Such third party participation in these insurance programs is expected to be available only on market clearing terms which may limit the profits which AIC can achieve and the insurance cost savings we may realize.  Accordingly, our anticipated financial benefits from our business dealings with AIC may be delayed or not be achieved and we may experience losses from these dealings.

Item 6.    Exhibits

10.1                           Purchase and Sale Agreement, dated as of June 14, 2010, by and between Hub Realty Funding, Inc., as Seller, and Government Properties Income Trust, as Purchaser (with respect to the property located at 711 S. 14th Avenue, Safford, AZ).  (incorporated by reference to our Current Report on Form 8-K dated June 18, 2010)

10.2                           Purchase and Sale Agreement, dated as of June 14, 2010, by and between Hub Realty Funding, Inc., as Seller, and Government Properties Income Trust, as Purchaser (with respect to the property located at 400 State Avenue, Kansas City, KS).  (incorporated by reference to our Current Report on Form 8-K dated June 18, 2010)

10.3                           Purchase and Sale Agreement, dated June 14, 2010, by and between Hub Acquisition Trust, as Seller, and Government Properties Income Trust, as Purchaser (with respect to the property located at One Montvale Avenue, Stoneham, MA).  (incorporated by reference to our Current Report on Form 8-K dated June 18, 2010)

10.4                           Purchase and Sale Agreement, dated June 14, 2010, by and between Hub Acquisition Trust, as Seller, and Government Properties Income Trust, as Purchaser (with respect to the property located at 330 South Second Avenue, Minneapolis, MN).  (incorporated by reference to our Current Report on Form 8-K dated June 18, 2010)

10.5                           Purchase and Sale Agreement, dated June 14, 2010, by and between Hub Acquisition Trust, as Seller, and Government Properties Income Trust, as Purchaser (with respect to the property located at 4181

Ruffin Road, San Diego, CA).  (incorporated by reference to our Current Report on Form 8-K dated June 18, 2010)

10.6                           Purchase and Sale Agreement, dated June 14, 2010, by and between Hub Properties Trust, as Seller, and Government Properties Income Trust, as Purchaser (with respect to the property located at 101 Executive Center Drive, Columbia, SC).  (incorporated by reference to our Current Report on Form 8-K dated June 18, 2010)

10.7                           Purchase and Sale Agreement, dated June 14, 2010, by and between Hub Properties Trust, as Seller, and Government Properties Income Trust, as Purchaser (with respect to the property located at 111 Executive Center Drive, Columbia, SC).  (incorporated by reference to our Current Report on Form 8-K dated June 18, 2010)

10.8                           Purchase and Sale Agreement, dated June 14, 2010, by and between Hub Acquisition Trust, as Seller, and Government Properties Income Trust, as Purchaser (with respect to the property located at 55 North Robinson Avenue, Oklahoma City, OK).  (incorporated by reference to our Current Report on Form 8-K dated June 18, 2010)

10.9                           Purchase and Sale Agreement, dated as of June 14, 2010, by and between HH Hub Properties LLC, as Seller, and Government Properties Income Trust, as Purchaser (with respect to the property located at One Memphis Place, 200 Jefferson Avenue, Memphis, TN).  (incorporated by reference to our Current Report on Form 8-K dated June 18, 2010)

10.10                     Purchase and Sale Agreement, dated as of June 14, 2010, by and between Hub Realty Funding, Inc., as Seller, and Government Properties Income Trust, as Purchaser (with respect to the property located at 3285 Hemisphere Loop, Tucson, AZ).  (incorporated by reference to our Current Report on Form 8-K dated June 18, 2010)

10.11                     Purchase and Sale Agreement, dated as of June 14, 2010, by and between Hub Realty Funding, Inc., as Seller, and Government Properties Income Trust, as Purchaser (with respect to the property located at 625 Indiana Avenue NW, Washington, DC).  (incorporated by reference to our Current Report on Form 8-K dated June 18, 2010)

10.12                     Purchase and Sale Agreement, dated as of June 14, 2010, by and between Causeway Holdings, Inc., as Seller, and Government Properties Income Trust, as Purchaser (with respect to the property located at 251 Causeway Street, Boston, MA).  (incorporated by reference to our Current Report on Form 8-K dated June 18, 2010)

10.13                     Purchase and Sale Agreement, dated as of June 14, 2010, by and between Hub Realty Funding, Inc., as Seller, and Government Properties Income Trust, as Purchaser (with respect to the property located at 435 Montano Road NE, Albuquerque, NM).  (incorporated by reference to our Current Report on Form 8-K dated June 18, 2010)

10.14                     Purchase and Sale Agreement, dated as of June 14, 2010, by and between Hub Realty Funding, Inc., as Seller, and Government Properties Income Trust, as Purchaser (with respect to the property located at 220 E. Bryan Street, Savannah, GA).  (incorporated by reference to our Current Report on Form 8-K dated June 18, 2010)

10.15                     Purchase and Sale Agreement, dated as of June 14, 2010, by and between Hub Realty College Park I, LLC, as Seller, and Government Properties Income Trust, as Purchaser (with respect to the property located at 4700 River Road, Riverdale, MD).  (incorporated by reference to our Current Report on Form 8-K dated June 18, 2010)

10.16                     Summary of Trustee Compensation.  (incorporated by reference to our Current Report on Form 8-K dated May 13, 2010)

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
Dated: August 3, 2010

By:	/s/ David M. Blackman
David M. Blackman
Treasurer and Chief Financial Officer
(principal financial and accounting officer)
Dated: August 3, 2010