Form 10-Q
period 2010-09-30
Government Properties Income Trust
filed 2010-11-02
CIK 1456772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Number of registrant’s common shares of beneficial interest, $0.01 par value per share, outstanding as of November 2, 2010:  40,500,800

GOVERNMENT PROPERTIES INCOME TRUST

FORM 10-Q

SEPTEMBER 30, 2010

References in this Form 10-Q to “we”, “us” and “our” refer to Government Properties Income Trust and its consolidated subsidiaries, unless otherwise noted.

PART I          Financial Information

Item 1.  Financial Statements

GOVERNMENT PROPERTIES INCOME TRUST

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

(unaudited)

	September 30,	December 31,
	2010	2009
ASSETS
Real estate properties:
Land	$137,674	$74,009
Buildings and improvements	781,185	502,748
	918,859	576,757
Accumulated depreciation	(125,479)	(113,027)
	793,380	463,730
Acquired real estate leases, net	55,129	15,310
Cash and cash equivalents	2,314	1,478
Restricted cash	860	—
Rents receivable, net	21,052	13,544
Deferred leasing costs, net	1,085	1,330
Deferred financing costs, net	4,383	5,204
Due from affiliates	895	103
Other assets, net	19,483	14,114
Total assets	$898,581	$514,813

LIABILITIES AND SHAREHOLDERS’ EQUITY
Mortgage notes payable	$35,760	$—
Revolving credit facility	63,000	144,375
Accounts payable and accrued expenses	17,467	13,985
Due to affiliates	3,467	837
Acquired real estate lease obligations, net	11,419	3,566
	131,113	162,763

Commitments and contingencies

Shareholders’ equity:
Common shares of beneficial interest, $.01 par value: 40,500,800 and 21,481,350 shares issued and outstanding, respectively	405	215
Additional paid in capital	776,922	357,627
Cumulative net income	34,795	13,541
Cumulative common dividends	(44,654)	(19,333)
Total shareholders’ equity	767,468	352,050

Total liabilities and shareholders’ equity	$898,581	$514,813

See accompanying notes.

GOVERNMENT PROPERTIES INCOME TRUST

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Rental income	$30,746	$19,656	$80,040	$58,304

Expenses
Real estate taxes	3,292	2,031	8,624	6,250
Utility expenses	2,836	1,799	6,246	4,843
Other operating expenses	5,147	2,889	12,667	8,600
Depreciation and amortization	6,321	3,828	16,602	11,189
Acquisition related costs	2,687	207	4,542	207
General and administrative	1,833	1,216	4,909	2,829
Total expenses	22,116	11,970	53,590	33,918

Operating income	8,630	7,686	26,450	24,386

Interest and other income	12	1	80	45
Interest expense (including net amortization of debt premiums and deferred financing fees of $635, $562, $1,791 and $989, respectively)	(1,973)	(1,472)	(5,182)	(3,832)
Equity in earnings (losses) of an investee	35	—	(17)	—

Income before income tax expense	6,704	6,215	21,331	20,599

Income tax expense	(35)	(30)	(77)	(30)
Net income	$6,669	$6,185	$21,254	$20,569

Weighted average common shares outstanding	36,369	21,455	32,265	12,852

Net income per common share	$0.18	$0.29	$0.66	$1.60

See accompanying notes.

GOVERNMENT PROPERTIES INCOME TRUST

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Nine Months Ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$21,254	$20,569
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	13,612	10,018
Net amortization of debt premium and deferred financing fees	1,791	989
Amortization of acquired real estate leases	2,715	603
Other amortization	354	326
Share based compensation expense	546	249
Equity in losses of an investee	18	—
Change in assets and liabilities:
(Increase) decrease in restricted cash	(860)	1,334
(Increase) decrease in deferred leasing costs	(109)	(1)
(Increase) decrease in rents receivable	(7,508)	(4,101)
(Increase) decrease in due from affiliates	(792)	(5,109)
(Increase) decrease in other assets	(2,253)	172
Increase (decrease) in accounts payable and accrued expenses	12,320	402
Increase (decrease) in due to affiliates	2,630	1,820
Cash provided by operating activities	43,718	27,271

CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate acquisitions and improvements	(344,481)	(23,308)
Investment in Affiliates Insurance Company	(76)	—
Cash used in investing activities	(344,557)	(23,308)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common shares, net	418,431	205,511
Repayment of mortgage notes payable	(391)	(134)
Borrowings on revolving credit facility	217,000	293,500
Payments on revolving credit facility	(298,375)	(228,125)
Financing fees	(1,076)	(6,755)
Distributions to common shareholders	(33,914)	—
Equity distributions	—	(265,763)
Cash provided by (used in) financing activities	301,675	(1,766)

(Decrease) increase in cash and cash equivalents	836	2,197
Cash and cash equivalents at beginning of period	1,478	97
Cash and cash equivalents at end of period	$2,314	$2,294

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$3,208	$2,728
Income taxes paid	137	—

Non-cash operating activities
Equity distributions	$—	$8,047

Non-cash investing activities
Assumption of mortgage debt in connection with real estate acquisitions	$(35,196)	$—

Non-cash financing activities
Assumption of mortgage debt	$35,196	$—
Issuance of common shares pursuant to our equity compensation plan	(546)	(250)

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

As of September 30, 2010, we own 53 properties located in 23 states and the District of Columbia containing approximately 6.5 million rentable square feet.  The U.S. Government and state governments are our primary tenants.  The 2009 condensed consolidated statements of income and cash flow are presented as if we were a legal entity separate from CommonWealth REIT, or CWH, although we did not exist until February 17, 2009 and thereafter we were wholly owned by CWH until our initial public offering, or IPO, on June 8, 2009.

Note 2.  Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board, or the FASB, issued an accounting standards update requiring additional disclosures regarding fair value measurements. The update requires entities to disclose additional information regarding assets and liabilities that are transferred between levels within the fair value hierarchy. The update also clarifies the level of disaggregation at which fair value disclosures should be made and the requirements to disclose information about the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value. The new guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the requirement to separately disclose purchases, sales, issuances and settlements in the Level 3 roll forward that becomes effective for fiscal periods beginning after December 15, 2010.  The adoption of this update did not, and is not expected to, cause any material changes to the disclosures in our condensed consolidated financial statements.

Note 3.  Real Estate Properties

We generally lease space in our properties on a gross lease or modified gross lease basis pursuant to fixed term operating leases expiring between 2010 and 2024.  Many of our government tenants have the right to cancel their leases before the lease terms expire, although we expect that few, if any, will do so.  These leases generally require us to pay all or some property operating expenses

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(unaudited)

and to provide all or most property management services.  During the three months ended September 30, 2010, we executed seven leases for 75,628 rentable square feet and made a commitment for approximately $31 of leasing related costs.  During the nine months ended September 30, 2010, we executed fifteen leases for 92,556 rentable square feet and made a commitment for approximately $188 of leasing related costs.  Committed but unspent tenancy related obligations, based on executed leases as of September 30, 2010, were approximately $4,161.

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

In April 2010, we acquired two office properties for an aggregate purchase price of $31,000, excluding acquisition costs.  The first property is located in Burlington, VT and contains 26,609 rentable square feet.  We allocated approximately $700 to land, $8,416 to building and improvements, $972 to acquired real estate leases and $389 to acquired real estate lease obligations based on the fair values of the acquired assets and assumed liabilities.  The second property is located in Detroit, MI and contains 55,966 rentable square feet.  We allocated approximately $630 to land, $18,002 to building and improvements and $2,668 to acquired real estate leases based on the fair values of the acquired assets and assumed liabilities.

In May 2010, we acquired an office property located in Malden, MA that contains 125,521 rentable square feet.  The purchase price was $40,500, excluding acquisition costs.  We allocated approximately $1,050 to land, $31,086 to building and improvements and $8,364 to acquired real estate leases based on the fair values of the acquired assets and assumed liabilities.

In June 2010, we entered 15 purchase and sale agreements with certain subsidiaries of CWH for the purchase of 15 properties that contain approximately 1.9 million rentable square feet for an aggregate purchase price of $231,000, excluding acquisition costs.  In June 2010, we purchased three of these properties that contain 304,733 rentable square feet for an aggregate purchase price of $40,380, excluding acquisition costs.  We allocated approximately $2,770 to land, $32,676 to building and improvements, $5,621 to acquired real estate leases and $687 to acquired real estate lease obligations based on the fair value of the acquired assets and assumed liabilities.  In July 2010, we acquired five of these properties that contain 441,284 rentable square feet for an aggregate purchase price of $48,339, excluding acquisition costs.  We allocated approximately $11,275 to land, $35,112 to building and improvements, $2,606 to acquired real estate leases and $655 to acquired real estate lease obligations based on the fair value of the acquired assets and assumed liabilities.  In August 2010, we acquired two of these properties that contain 287,406 rentable square feet for an aggregate purchase price of $75,316, excluding acquisition costs.  We allocated approximately $31,100 to land, $43,248 to building and improvements, $5,111 to acquired real estate leases and $4,143 to acquired real estate lease obligations based on the fair value of the acquired assets and

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(unaudited)

assumed liabilities.  In September 2010, we acquired the remaining five of these properties that contain 837,107 rentable square feet for an aggregate purchase price of $66,965, excluding acquisition costs.  We allocated approximately $9,390 to land, $48,889 to building and improvements, $9,976 to acquired real estate leases and $1,290 to acquired real estate lease obligations based on the fair value of the acquired assets and assumed liabilities.

In July 2010, we entered into a purchase and sale agreement to purchase an office property located in Trenton, NJ that contains 266,995 rentable square feet for a purchase price of $45,000, excluding acquisition costs.  This pending acquisition is subject to our satisfactory completion of diligence, which is ongoing, and other customary conditions; accordingly, we can provide no assurance that we will acquire this property.

In August 2010, we entered into a purchase and sale agreement to purchase an office property located in Tampa, FL with 67,917 rentable square feet.  This property is 100% leased to the U.S. Government and occupied by the Department of Veterans Affairs.  We completed the purchase of this property in October 2010.  The purchase price was $13,500, excluding acquisition costs and including the assumption of $9,755 of mortgage debt.

In September 2010, we entered into a purchase and sale agreement to acquire an office property located in Quincy, MA that contains 92,549 rentable square feet for a purchase price of $14,500, excluding acquisition costs.  The property is 100% leased to four tenants of which 90% is leased to the Commonwealth of Massachusetts and occupied by the Registry of Motor Vehicles as its headquarters.  This pending acquisition is subject to our satisfactory completion of diligence and other customary conditions; accordingly, we can provide no assurance that we will acquire this property.

In October 2010, we entered into a purchase and sale agreement to acquire an office property located in Fort Myers, FL that contains 57,373 rentable square feet for a purchase price of $7,850, excluding acquisition costs.  This pending acquisition is subject to our satisfactory completion of diligence, which is ongoing,  and other customary conditions; accordingly, we can provide no assurance that we will acquire this property.

Note 4.  Related Person Transactions

As described in our Annual Report, we were formerly 100% owned by CWH and CWH continues to own 24.6% of our outstanding common shares of beneficial interest, $0.01 par value per share, or Shares.  In June 2010, we entered into purchase and sale agreements with certain subsidiaries of CWH for the purchase of 15 properties containing approximately 1.9 million rentable square feet.  We have acquired all 15 of these properties for an aggregate purchase price of $231,000, excluding acquisition costs.  Upon completion of our IPO, we and CWH entered into a transaction agreement in which, among other things, CWH granted us the right of first refusal to acquire any property owned by CWH that CWH determines to divest, if the property is then majority leased to a government tenant, including these 15 properties. These transactions were negotiated by special committees of our and CWH’s boards of trustees composed solely of independent trustees who are not also trustees of the other party.

We and our properties are managed by Reit Management & Research LLC, or RMR, pursuant to a business management agreement and a property management agreement.  RMR is owned by our Managing Trustees, Messrs. Barry Portnoy and Adam Portnoy.  Pursuant to our business management agreement with RMR, we recognized expenses of $1,204 and $654 for the three months ended September 30, 2010 and 2009, respectively, and $3,062 and $1,906 for the nine months ended

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(unaudited)

September 30, 2010 and 2009, respectively.  These amounts are included in general and administrative expenses in our condensed consolidated statements of income.  In connection with our property management agreement with RMR, we recognized property management fees of $910 and $574 for the three months ended September 30, 2010 and 2009, respectively, and $2,378 and $1,720 for the nine months ended September 30, 2010 and 2009, respectively.  We also recognized construction management fees of $56 and $208 for the three months ended September 30, 2010 and 2009, respectively, and $264 and $497 for the nine months ended September 30, 2010 and 2009, respectively.  Both the property management fees and construction management fees are included in other operating expenses or have been capitalized, as appropriate, in our condensed consolidated financial statements.

As of September 30, 2010, we have invested $5,195 in Affiliates Insurance Company, or AIC, with RMR and other companies to which RMR provides management services.  All of our trustees are members of the board of directors of AIC.  At September 30, 2010, we owned approximately 14.29% of AIC.  Although we own less than 20% of AIC, we use the equity method to account for this investment because we believe that we have significant influence over AIC because each of our trustees is a director of AIC.  This investment is carried on our balance sheet in other assets and had a carrying value of $5,177 and $5,119 as of September 30, 2010 and December 31, 2009, respectively.  During the three and nine months ended September 30, 2010, we invested an additional $32 and $76, respectively, in AIC.  During the three and nine months ended September 30, 2010, we recognized earnings (losses) of approximately $35 and ($17), respectively, related to this investment.  In June 2010, we, RMR and other companies to which RMR provides management services purchased property insurance pursuant to an insurance program arranged by AIC.  Our annual premium for this property insurance of $415 was paid in July 2010.  We are currently investigating the possibility of expanding our insurance relationships with AIC to include other types of insurance.

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

Note 5.  Tenant Concentration and Segment Information

We operate in one business segment: ownership of properties having space that is majority leased to government tenants.  We define rental income as the annualized rents from our tenants pursuant to signed leases as of the measurement date, plus estimated expense reimbursements, and excluding lease value amortization.  The U.S. Government and five state governments were responsible for approximately 93.6% and 96.0% of our annual rental income as of September 30, 2010 and 2009, respectively.  The U.S. Government is our largest tenant and was responsible for approximately 81.0% and 90.4% of our annual rental income as of September 30, 2010 and 2009, respectively.

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(unaudited)

Note 6.  Indebtedness

At September 30, 2010 and December 31, 2009, our outstanding indebtedness included the following:

	September 30,	December 31,
	2010	2009

Secured revolving credit facility, due in 2012	$63,000	$144,375
Mortgage note payable, due in 2016 at 6.21%	24,800	—
Mortgage note payable, including unamortized fair value premium of $956, due in 2021 at 8.15%	10,960	—
	$98,760	$144,375

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

At September 30, 2010, we had a $250,000 secured revolving credit facility that was available for acquisitions, working capital and general business purposes.  In February 2010, our property in Buffalo, NY was released as collateral for this facility.  As a result of this release, as of September 30, 2010, this facility was secured by 28 of our properties.   In March 2010, we amended our secured revolving credit facility to eliminate a provision in the definition of Eurodollar Rate, or LIBOR Rate, that established a minimum LIBOR Rate of 2.0% per annum, or the LIBOR Floor.  After the elimination of the LIBOR Floor, interest under our secured revolving credit facility was generally set at LIBOR plus a spread which varies depending on the amount of our debt leverage.  The weighted average annual interest rate for our secured revolving credit facility was 3.33% and 4.12% for the three and nine months ended September 30, 2010, respectively.  As of September 30, 2010, we had $63,000 drawn and $187,000 available to be drawn under our secured revolving credit facility.

On October 28, 2010, we replaced our $250,000 secured revolving credit facility with a $500,000 unsecured revolving credit facility.  The unsecured revolving credit facility has a maturity date of October 28, 2013 and, subject to meeting certain conditions and the payment of a fee, we may extend the maturity date to October 28, 2014.  Interest under the new unsecured revolving credit facility is based upon LIBOR plus a spread that is subject to adjustment based upon changes to our senior unsecured debt rating.  Our unsecured revolving credit facility agreement contains a number of

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(unaudited)

covenants which restrict our ability to incur debts in excess of calculated amounts, restrict our ability to make distributions under certain circumstances and generally require us to maintain certain financial ratios.  Our unsecured revolving credit facility provides for acceleration of payment of all amounts payable upon the occurrence and continuation of certain events of default, including upon a change of control.  If this new facility had been in effect on September 30, 2010, the coupon rate would have been 2.56%. Since the unsecured revolving credit facility does not have a collateral requirement, we believe the new facility will provide us with greater financial flexibility over its term.  We believe we were in compliance with the terms and conditions of our unsecured revolving credit facility upon closing on October 28, 2010.  We expect to record a $3,786 non-cash charge in the fourth quarter of 2010 to write off unamortized financing costs associated with our secured revolving credit facility.

Note 7. Fair Value of Financial Instruments

Our financial instruments at September 30, 2010 include cash and cash equivalents, restricted cash, rents receivable, mortgage notes payable, accounts payable, our secured revolving credit facility, other accrued expenses and deposits. At September 30, 2010, the fair value of our financial instruments approximated their carrying values, except as follows:

	Carrying Amount	Fair Value
Mortgage note payable, due in 2016 at 6.21%	$24,800	$26,973
Mortgage note payable, due in 2021 at 8.15%	10,960	12,268
	$35,760	$39,241

We estimate the fair values of our mortgage notes payable by using discounted cash flow analyses and currently prevailing market terms.

Note 8. Shareholders’ Equity

Distributions

On January 29, 2010, we paid a distribution to common shareholders in the amount of $0.40 per share, or $8,593, that was declared on December 11, 2009, and was payable to shareholders of record on December 21, 2009.

On May 24, 2010, we paid a distribution to common shareholders in the amount of $0.40 per share, or $12,503, that was declared on April 8, 2010, and was payable to shareholders of record on April 23, 2010.

On August 13, 2010, we paid a distribution to common shareholders in the amount of $0.41 per share, or $12,818, that was declared on July 1, 2010, and was payable to shareholders of record on July 16, 2010.

On October 5, we declared a distribution payable to common shareholders of record on October 27, 2010, in the amount of $0.41 per share, or $16,605.  This distribution will be paid on or about November 23, 2010.

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(unaudited)

Share Issuances

On January 21, 2010, we sold 9,775,000 of our Shares at a price of $21.50 per share, raising gross proceeds of approximately $210,162.  We used net proceeds from this offering to repay amounts outstanding under our secured revolving credit facility and to fund our business activities, including some of our acquisitions.

On May 11, 2010, pursuant to our equity compensation plan, we granted an aggregate of 1,500 of our Shares valued at $27.78 per share, the closing price of our Shares on the New York Stock Exchange on that day, to each of our five trustees as part of their annual compensation.

On August 11, 2010, we sold 9,200,000 of our Shares at a price of $25.00 per share, raising gross proceeds of approximately $230,000.  We used net proceeds from this offering to repay amounts outstanding under our secured revolving credit facility and to fund our business activities, including some of our acquisitions.

On September 17, 2010, pursuant to our equity compensation plan, we granted an aggregate of 36,950 of our Shares valued at $26.65 per share, the closing price of our Shares on the New York Stock Exchange on that day, to our officers and certain employees of RMR.

We have no dilutive securities.

Note 9. Pro Forma Information

During the third quarter of 2010, we purchased twelve properties for an aggregate purchase price of $190,621, excluding acquisition costs, and we issued 9,200,000 of our Shares.  During the second quarter of 2010, we purchased six properties for an aggregate purchase price of $111,880, excluding acquisition costs.  During the first quarter of 2010, we purchased two properties for an aggregate purchase price of $72,360, excluding acquisition costs, including the assumption of $35,196 of debt and we issued 9,775,000 of our Shares.  During 2009, we purchased four properties for an aggregate purchase price of $89,310, excluding acquisition costs, issued 21,500,000 of our Shares and established our $250,000 secured revolving credit facility.  The following table presents our pro forma results of operations as if these acquisitions and financing activities were completed on January 1, 2009.  This pro forma data is not necessarily indicative of what our actual results of operations would have been for the periods presented, nor does it represent the results of operations for any future period. Differences could result from, but are not limited to, additional property investments, property sales, changes in interest rates and changes in our debt or equity capital structure.

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Total revenues	$35,872	$35,915	$110,185	$106,774
Net income	8,808	8,460	33,603	30,480

Net income per share	$0.22	$0.21	$0.83	$0.75

During the three and nine months ended September 30, 2010, we recognized revenues of $11,806 and $22,930, respectively, and operating income of $7,490 and $15,464, respectively, arising from these acquisitions.

Note 10. Subsequent Events

On July 29, 2010, the California Department of General Services notified us that the rent payments due July 30, 2010 may be delayed until the State Legislature and Governor agree upon a budget for the 2010/11 fiscal year.  On October 7, 2010, the State of California enacted their 2010/11 fiscal budget, and we have begun to receive payments of previously delayed rents.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and tables should be read in conjunction with the financial statements and notes thereto included in this quarterly report and in our Annual Report.

OVERVIEW

As of September 30, 2010, we owned 53 properties, located in 23 states and the District of Columbia, that contain approximately 6.5 million rentable square feet, of which 91.0% is leased to the U.S. Government and five state governments.  The U.S. Government and five state governments were responsible for 93.6% and 96.0% of our annual rental income, as defined below, as of September 30, 2010 and 2009, respectively.

Property Operations

As of September 30, 2010, 96.0% of our rentable square feet was leased, compared to 99.6% leased as of September 30, 2009.  Properties we or CWH owned continuously had a 0.4 percentage point increase in occupancy since January 1, 2009.  Occupancy data as of September 30, 2010 and 2009 is as follows (square feet in thousands):

	All Properties		Comparable Properties (1)
	September 30,		September 30,
	2010	2009	2010	2009
Total properties	53	30	29	29
Total square feet	6,469	3,626	3,304	3,304
Percent leased (2)	96.0%	99.6%	100.0%	99.6%

(1) Properties we owned on September 30, 2010, and that we owned or CWH contributed to our IPO and thus were owned continuously since January 1, 2009.

(2) Percent leased includes (i) space being fitted out for occupancy pursuant to signed leases, if any, and (ii) space which is leased, but is not occupied or is being offered for sublease by tenants.

We believe leasing market conditions have generally stabilized during the first nine months of 2010, but remain weak in most U.S. markets. However, the historical experience of our manager, RMR, has been that governmental tenants frequently renew leases to avoid the costs and disruptions that may result from relocating their operations. We believe that the increase in government regulation resulting from the recently enacted healthcare and financial reform legislation will increase the U.S. Government’s demand for leased office space. Similarly, we believe that budgetary pressures may cause an increased demand for leased space, as opposed to government owned space, among government tenants generally. For these and other reasons we believe that occupancy at our government leased properties may outperform national market averages for property occupancies. However, there are too many variables for us to reasonably project what the financial impact of market conditions will be on our financial results for future periods.

Lease renewals and rental rates at which available space in our properties may be relet in the future will depend, in large part, on prevailing market conditions at that time.  As of September 30, 2010 lease expirations by year at our properties are as follows (square feet and dollars in thousands):

Year (1)	Expirations of Occupied Square Feet(2)	Percent of Total	Cumulative % of Total	Rental Income Expiring(3)	Percent of Total	Cumulative % of Total
2010	128	2.1%	2.1%	$5,432	3.8%	3.8%
2011	765	12.3%	14.4%	15,228	10.6%	14.4%
2012	1,003	16.2%	30.6%	27,626	19.3%	33.7%
2013	1,017	16.4%	47.0%	16,824	11.7%	45.4%
2014	346	5.6%	52.6%	6,959	4.9%	50.3%
2015	1,023	16.5%	69.1%	22,711	15.9%	66.2%
2016	287	4.6%	73.7%	7,196	5.0%	71.2%
2017	498	8.0%	81.7%	9,778	6.8%	78.0%
2018	280	4.5%	86.2%	9,503	6.6%	84.6%
2019 and thereafter	861	13.8%	100.0%	21,964	15.4%	100.0%
Total	6,208	100.0%		$143,221	100.0%
Weighted average remaining lease term (in years)	4.4			4.5

(1) The year of lease expiration is pursuant to current contract terms.  Some government tenants have the right to vacate their space before the stated expirations of their leases.  As of September 30, 2010, government tenants occupying approximately 13.4% of our rentable square feet, and representing approximately 9.9% of our rental income have exercisable rights to terminate their leases before the stated expirations.  Also as of September 30, 2010, in 2010, 2011, 2012, 2013, 2014, 2015, 2016, 2017 and 2019, early termination rights become exercisable by other government tenants who occupy approximately 3.9%, 2.0%, 2.3%, 1.1%, 2.3%, 0.3%, 2.6%, 0.4% and 0.1%, respectively, of our rentable square feet and are responsible for approximately 3.2%, 3.1%, 2.0%, 1.4%, 2.7%, 0.3%, 3.0%, 0.8% and 0.1%, respectively, of our rental income.  In addition, five of our state government tenants have exercisable rights to terminate their leases if these states do not appropriate rent amounts in their respective budgets. These five tenants occupy approximately 5.5% of our rentable square feet, representing approximately 6.6% of our rental income as of September 30, 2010.

(2) Square feet occupied is pursuant to signed leases as of September 30, 2010, and includes (i) space being fitted out for occupancy and (ii) space, if any, which is leased but is not occupied.

(3) Rental income is the annualized rents from our tenants pursuant to signed leases as of September 30, 2010, plus estimated expense reimbursements, and excludes lease value amortization.

Investment Activities (dollar amounts in thousands)

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

In May 2010, we acquired an office property located in Malden, MA that contains 125,521 rentable square feet.  This property is fully leased to the Commonwealth of Massachusetts and occupied as the headquarters for the Massachusetts Department of Education.  The purchase price was $40,500, excluding acquisition costs.

In June 2010, we entered a series of agreements with certain subsidiaries of CWH for the purchase of 15 properties with approximately 1.9 million rentable square feet for an aggregate purchase price of $231,000, excluding acquisition costs and shortly thereafter acquired three of these properties with 304,733 rentable square feet for $40,380, excluding acquisition costs.  These properties are majority leased to the U.S. Government and the State of South Carolina and are occupied by various federal and state government agencies.  In July 2010, we acquired five of these properties that contain 441,284 rentable square feet for an aggregate purchase price of $48,339, excluding acquisition costs.  In August 2010, we acquired two of these properties that contain 287,406 rentable square feet for an aggregate purchase price of $75,316, excluding acquisition costs.  In September 2010, we acquired the remaining five of these properties that contain 837,107 rentable square feet for an aggregate purchase price of $66,965, excluding acquisition costs.

In July 2010, we entered into a purchase and sale agreement to acquire an office property located in Trenton, NJ that contains 266,995 rentable square feet.  The property is 96% leased to 15 tenants, of which 65% is leased to the State of New Jersey and occupied by the New Jersey Department of the Treasury.  The U.S. Government also occupies 10% of the property, which is occupied by the Department of Justice and the Internal Revenue Service.  The purchase price is $45,000, excluding acquisition costs.  This pending acquisition is subject to our satisfactory completion of diligence, which is ongoing, and other customary conditions; accordingly, we can provide no assurance that we will acquire this property.

In September 2010, we entered into a purchase and sale agreement to acquire an office property located in Quincy, MA with 92,549 rentable square feet for a purchase price of $14,500, excluding acquisition costs.  This property is 100% leased to four tenants, of which 90% is leased to the Commonwealth of Massachusetts and occupied by the Registry of Motor Vehicles as its headquarters.  This pending acquisition is subject to our satisfactory completion of diligence and other customary conditions; accordingly, we can provide no assurance that we will acquire this property.

In October 2010, we acquired an office property located in Tampa, FL with 67,917 rentable square feet.  This property is 100% leased to the U.S. Government and occupied by the Department of Veterans Affairs.  The purchase price was $13,500, which includes the assumption of $9,775 of mortgage debt and excludes acquisition costs.

Also in October 2010, we entered into a purchase and sale agreement to acquire an office property located in Fort Myers, FL that contains 57,373 rentable square feet for a purchase price of $7,850, excluding acquisition costs.  This pending acquisition is subject to our satisfactory completion of diligence, which is ongoing, and other customary conditions; accordingly, we can provide no assurance that we will acquire this property.

In July 2010, we entered into a purchase and sale agreement to acquire an office property located in Eagan, MN with 252,172 rentable square feet.  Our obligation to acquire this property included certain conditions, including the entry into a long term lease with the U.S. Government for the entire property.  On October 6, 2010, the U.S. Government canceled its requirement to lease this space and we subsequently terminated this purchase and sale agreement.

 Financing Activities (dollar amounts in thousands, except per share amounts)

In January 2010, we sold 9,775,000 of our Shares in a public offering at a price of $21.50 per share and raised gross proceeds of $210,162.  The funds from this offering were used to reduce amounts outstanding under our secured revolving credit facility and to fund our business activities, including some of our acquisitions.

In January 2010, we assumed a mortgage with an outstanding balance of $10,396 and a fair value of $11,458 as part of our Lakewood, CO acquisition.  This note requires interest at 8.15% and is amortized on a 20 year schedule until maturity in March 2021.  We recorded a $1,062 premium on this assumed debt because we believed the interest rate payable under this mortgage was above the rate we would have had to pay for debt with the same maturity at the time we assumed this obligation.

In February 2010, we assumed a mortgage of $24,800 as part of our Landover, MD property acquisition.  The note requires interest at 6.21%.  No principal payment is required until September 2011, at which time the note is amortized on a 30 year schedule.  In August 2016, the outstanding principal and accrued interest is due in full.  We estimated that the terms of this note were at market value at the time of this loan assumption.

In August 2010, we sold 9,200,000 of our Shares in a public offering at $25.00 per share and raised gross proceeds of $230,000.  The funds from this offering were used to reduce amounts outstanding under our secured revolving credit facility and to fund our business activities, including some of our acquisitions.

At September 30, 2010, we had a $250,000 secured revolving credit facility that was available for acquisitions, working capital and general business purposes.  In February 2010, our property in Buffalo, NY was released as collateral for our facility.  As a result of this release, as of September 30, 2010, the facility was secured by 28 of our properties.   In March 2010, we amended this secured revolving credit facility to eliminate a provision in the definition of LIBOR Rate that established a LIBOR Floor of 2.0% per annum.  After the elimination of the LIBOR Floor, interest under this secured revolving credit facility was generally set at LIBOR plus a spread which varied depending on the amount of our debt leverage.  The weighted average annual interest rate for our secured revolving credit facility was 3.33% and 4.12% for the three and nine months ended September 30, 2010, respectively.  As of September 30, 2010, we had $63,000 drawn and $187,000 available to be drawn under our secured revolving credit facility.  We replaced our $250,000 secured revolving credit facility in October 2010 with a $500,000 unsecured revolving credit facility. The unsecured revolving credit facility has a maturity date of October 28, 2013 and, subject to certain conditions and the payment of a fee, we may extend the maturity date to October 28, 2014.  Interest under the new unsecured revolving credit facility is based upon LIBOR plus a spread that is subject to adjustment based on changes to our senior unsecured debt rating.  We believe the financial and restrictive covenants applicable to us under this new unsecured revolving credit facility are similar to the financial and restrictive covenants for other REITs that have investment grade senior unsecured debt ratings.  We expect to record a $3,786 non-cash charge in the fourth quarter of 2010 to write off unamortized financing costs associated with our secured revolving credit facility.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2010, Compared to Three Months September 30, 2009

	Three Months Ended September 30,
	2010	2009	$ Change	% Change
	(in thousands, except per share data)

Rental income	$30,746	$19,656	$11,090	56.4%

Expenses:
Real estate taxes	3,292	2,031	1,261	62.1%
Utility expenses	2,836	1,799	1,037	57.6%
Other operating expenses	5,147	2,889	2,258	78.2%
Depreciation and amortization	6,321	3,828	2,493	65.1%
Acquisition related costs	2,687	207	2,480	1,198.1%
General and administrative	1,833	1,216	617	50.1%
Total expenses	22,116	11,970	10,146	84.8%

Operating income	8,630	7,686	944	12.3%

Interest and other income	12	1	11	1100%
Interest expense (including net amortization of debt premiums and deferred financing fees of $635 and $562, respectively)	(1,973)	(1,472)	(501)	(34.0)%
Equity in earnings (losses) of an investee	35	—	35	100.0%

Income before income tax expense	6,704	6,215	489	7.9%

Income tax expense	(35)	(30)	(5)	16.7%
Net income	$6,669	$6,185	$484	7.8%

Weighted average common shares outstanding	36,369	21,455	14,914	70.0%

Net income per common share	$0.18	$0.29	$(0.11)	(37.9)%

Rental income.  The increase in rental income primarily reflects the effects of our property acquisitions since October 1, 2009, partially offset by reduced real estate tax reimbursement, service and miscellaneous income at certain of our properties.

Real estate taxes.  The increase in real estate taxes primarily reflects the effects of property acquisitions since October 1, 2009, partially offset by real estate tax reductions at certain of our properties.

Utility expenses.  The increase in utility expenses primarily reflects the effects of property acquisitions since October 1, 2009, partially offset by a modest decrease in this category of expense at certain of our properties.

Other operating expenses.  The increase in other operating expenses primarily reflects the increase in property management fees, cleaning expenses and security costs as a result of property acquisitions since October 1, 2009 plus a net increase in repairs and maintenance expense and cleaning expense at certain of our properties.

Depreciation and amortization.  The increase in depreciation and amortization reflects the effect of our property acquisitions and improvements made to some of our properties since October 1, 2009.

Acquisition related costs.  The increase in acquisition related costs is the result of the costs associated with our acquisition related activity during the three months ended September 30, 2010.

General and administrative.  The increase in general and administrative expense primarily reflects the effect of our property acquisitions since October 1, 2009.

Interest and other income.  The increase in interest and other income is the result of a larger average amount of investable cash compared to the same period in 2009.

Equity in earnings (losses) of an investee. The increase in equity in earnings (losses) of investee is the result of earnings for the quarter from our investment in AIC.

Interest expense.  The increase in interest expense reflects a larger average outstanding balance under our secured revolving credit facility compared to the same period in 2009 and interest expense related to the mortgages we assumed in connection with certain of our 2010 acquisitions partially offset by a lower weighted average interest rate for borrowings under our revolving credit facility in 2010.

Income tax expense.  The increase in income tax expense is a result of our higher operating income in 2010 which is subject to state income taxes in certain jurisdictions.

Net income.  Our net income for the three months ended September 30, 2010, increased as compared to the three months ended September 30, 2009, as a result of the changes noted above.

Nine Months Ended September 30, 2010, Compared to Nine Months Ended September 30, 2009

	Nine Months Ended September 30,
	2010	2009	$ Change	% Change
	(in thousands, except per share data)

Rental income	$80,040	$58,304	$21,736	37.3%

Expenses:
Real estate taxes	8,624	6,250	2,374	38.0%
Utility expenses	6,246	4,843	1,403	29.0%
Other operating expenses	12,667	8,600	4,067	47.3%
Depreciation and amortization	16,602	11,189	5,413	48.4%
Acquisition related costs	4,542	207	4,335	2,094.2%
General and administrative	4,909	2,829	2,080	73.5%
Total expenses	53,590	33,918	19,672	58.0%

Operating income	26,450	24,386	2,064	8.5%

Interest and other income	80	45	35	77.8%
Interest expense (including net amortization of debt premiums and deferred financing fees of $1,791 and $989, respectively)	(5,182)	(3,832)	(1,350)	(35.2)%
Equity in earnings (losses) of an investee	(17)	—	(17)	(100.0)%

Income before income tax expense	21,331	20,599	732	3.6%

Income tax expense	(77)	(30)	(47)	156.7%
Net income	$21,254	$20,569	$685	3.3%

Weighted average common shares outstanding	32,265	12,852	19,413	151.1%

Net income per common share	$0.66	$1.60	$(0.94)	(58.8)%

Rental income.  The increase in rental income primarily reflects the effects of our property acquisitions since October 1, 2009, partially offset by reduced real estate tax reimbursement, service and miscellaneous income at certain of our properties.

Real estate taxes.  The increase in real estate taxes primarily reflects the effects of property acquisitions since October 1, 2009, offset by real estate tax reductions at certain of our properties.

Utility expenses. The increase in utility expenses primarily reflects the effects of property acquisitions since October 1, 2009, offset by a modest decrease in this category of expense at certain of our properties.

Other operating expenses.  The increase in other operating expenses primarily reflects the increase in property management fees, cleaning expenses and security costs as a result of property acquisitions since October 1, 2009 plus a net increase in repairs and maintenance expense and cleaning expense at certain of our properties.

Depreciation and amortization.  The increase in depreciation and amortization reflects the effect of our property acquisitions and improvements made to some of our properties since October 1, 2009.

Acquisition related costs.  The increase in acquisition related costs is the result of the costs associated with our acquisition activities during the nine months ended September 30, 2010 compared to the one acquisition during the nine months ended September 30, 2009.

General and administrative.  The increase in general and administrative expense primarily reflects the effect of our property acquisitions since October 1, 2009 and the difference between actual  costs for legal, accounting, trustees fees and internal audit expenses compared to our allocation of general and administrative expense from CWH prior to our becoming a separate public company in June 2009.

Interest and other income.  The increase in interest and other income is the result of a larger average amount of investable cash compared to the same period in 2009.

Interest expense.  The increase in interest expense reflects a larger average outstanding balance under our secured revolving credit facility compared to the same period in 2009 and interest expense related to the mortgages we assumed in connection with certain of our 2010 acquisitions partially offset by a lower weighted average interest rate for borrowings under our revolving credit facility in 2010.

Equity in earnings (losses) of an investee. The increase in equity in earnings (losses) of investee is the result of losses from our investment in AIC.

Income tax expense.  The increase in income tax is a result of our higher operating income in 2010 and the effects of our becoming a separate company in June 2009.  Although we generally do not pay federal income taxes, we are subject to state income taxes in certain jurisdictions.

Net income.  Our net income for the nine months ended September 30, 2010 increased as compared to the nine months ended September 30, 2009 as a result of the changes noted above.

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

Our changes in cash flows in the nine months ended September 30, 2010 compared to the same period in 2009 was as follows: (i) cash flow provided by operating activities increased from $27,271 in 2009 to $43,718 in 2010; (ii) cash used in investment activities increased from $23,308 in 2009 to $344,557 in 2010; and (iii) cash (used in) provided by financing activities increased from a net use of ($1,766) in 2009 to $301,675 in 2010.

The increase in cash provided by operating activities between 2010 and 2009 is due primarily to cash flows from properties acquired after October 1, 2009, and changes in our working capital.  The increase in cash used in investing activities between 2010 and 2009 is due to our 2010 property acquisitions.  The increase in cash provided by financing activities between 2010 and 2009 is due primarily to an increase in proceeds from the issuances of our shares and the 2009 distribution to CWH prior to our IPO.

Our Investment and Financing Liquidity and Resources (dollar amounts in thousands)

In order to fund acquisitions and to accommodate cash needs that may result from timing differences between our receipt of rents and our need or desire to make distributions or pay operating or capital expenses, we had a secured revolving credit facility from a syndicate of financial institutions in effect through the period ended September 30, 2010.  At September 30, 2010, we had $187,000 available for borrowings under this secured revolving credit facility and we had cash and cash equivalents of $2,314.  Subsequent to quarter end, we replaced this secured revolving credit facility with a new $500,000 unsecured revolving credit facility.  The new unsecured revolving credit facility matures in October 2013, but subject to certain conditions and the payment of a fee, it may be extended to October 2014.  We expect to use cash balances, borrowings under this new revolving credit facility and net proceeds from offerings of equity or debt securities to fund our future operations, distributions to our shareholders and any future property acquisitions.

When significant amounts are outstanding under our revolving credit facility or the maturity date of our revolving credit facility or our other debts approach, we intend to explore alternatives for repaying or refinancing such amounts. Such alternatives may include incurring term debt, issuing new equity securities and extending the maturity date of our revolving credit facility. Although there has been a significant reduction in the past three years in the amount of capital available for real estate business on a global basis and we can provide no assurance that we will be successful in consummating any particular type of financing, we believe that we will have access to financing, such as debt and equity offerings, to fund any future acquisitions and our capital expenditures and to pay our obligations.

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

During the three and nine months ended September 30, 2010 and 2009, we made cash expenditures at our properties for tenant improvements, leasing costs, building improvements and development and redevelopment activities as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Tenant improvements	$648	$224	$944	$1,012
Leasing costs	$62	$1	$109	$1
Building improvements (1)	$369	$154	$602	$310
Development, redevelopment and other activities (2)	$251	$—	$476	$—

(1)          Building improvements generally include expenditures to replace obsolete building components and expenditures that extend the useful life of existing assets.

(2)          Development, redevelopment and other activities generally include non-recurring expenditures that we believe increase the value of our existing properties.

In connection with leasing space during the three months ended September 30, 2010, we have committed to fund future expenditures as follows (dollars in thousands, except per square foot amounts):

	New	Renewals	Total
Square feet leased during the period	4,729	70,899	75,628

Total commitments for tenant improvements and leasing costs	$18	$13	$31
Leasing costs per square foot	$3.82	$0.18	$0.40
Average lease term (years)	1.8	5.2	5.0
Leasing costs per square foot per year	$2.09	$0.03	$0.08

We have no commercial paper, swaps, hedges, joint ventures or real estate investments in off balance sheet arrangements as of September 30, 2010.

Debt Covenants

Our principal debt obligations at September 30, 2010 were our secured revolving credit facility and two secured mortgage loans assumed in connection with two of our 2010 acquisitions.  Our mortgage loans are non-recourse and do not contain any material financial covenants.  Our secured revolving credit facility agreement contained a number of covenants which restricted our ability to incur debts in excess of calculated amounts, restricted our ability to make distributions under certain circumstances and generally required us to maintain certain financial ratios.  Our secured revolving credit facility provided for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default or upon a change of control, including a change in our management by RMR.  We believe we were in compliance with all of our covenants under our secured revolving credit facility agreement at September 30, 2010.

We replaced our secured revolving credit facility on October 28, 2010 with a new $500,000 unsecured revolving credit facility.  Like our prior secured revolving credit facility, the unsecured facility contains a number of covenants which restrict our ability to incur debts in excess of calculated amounts, restrict our ability to make distributions under certain circumstances and generally require us to maintain certain financial ratios and provides for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default or upon a change of control, including a change in our management by RMR.  We believe we were in compliance with all terms and conditions of the new unsecured revolving credit facility at its closing on October 28, 2010.

Related Person Transactions (dollar amounts in thousands)

We were formerly 100% owned by CWH and CWH continues to own 24.6% of our outstanding Shares.  In June 2010, we entered into purchase and sale agreements with certain subsidiaries of CWH for the purchase of 15 properties containing approximately 1.9 million rentable square feet.  We have acquired all 15 of these properties for an aggregate purchase price of $231,000, excluding acquisition costs.  Upon completion of our IPO, we and CWH entered into a transaction agreement in which, among other things, CWH granted us the right of first refusal to acquire any property owned by CWH that CWH determines to divest, if the property is then majority leased to a government tenant, including these 15 properties.  These transactions were negotiated by special committees of our and CWH’s boards of trustees composed solely of independent trustees who are not also trustees of the other party.

We have no employees.  Instead, services that might be provided to us by employees are provided to us by RMR.  RMR is owned by our Managing Trustees.  RMR provides both business and property management services to us under a business management agreement and a property management agreement.  There have been no changes in the terms of our agreements with RMR as described in our Annual Report.  During the three months ended September 30, 2010 and 2009, our fees to RMR under these agreements were $2,170 and $1,436, respectively.  During the nine months ended September 30, 2010 and 2009, respectively these fees totaled $5,705 and $4,124, respectively.

As of September 30, 2010, we have invested approximately $5,195 in AIC, an Indiana licensed insurance company organized by RMR and other companies to which RMR provides management services.  We own approximately 14.29% of AIC.  All of our trustees are also directors of AIC and RMR provides certain management services to AIC.  During the three and nine months ended September 30, 2010, we recognized earnings (losses) of approximately $35 and ($17), respectively, related to this investment.  In June 2010, we, RMR and others to which RMR provides management services purchased property insurance pursuant to an insurance program arranged by AIC.  Our annual premium for this property insurance of $415 was paid in July 2010.  We are currently investigating the possibility of expanding our insurance relationship with AIC.

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

At September 30, 2010, our outstanding fixed rate debt included the following:

Debt	Principal Balance(1)	Annual Interest Rate(1)	Annual Interest Expense	Maturity	Interest Payments Due
Mortgage	$24,800	6.21%	$1,561	2016	Monthly
Mortgage	10,004	8.15%	815	2021	Monthly
	$34,804		$2,376

(1)          The principal balances and interest rates are the amounts stated in the contracts.  In accordance with GAAP, our carrying values and recorded interest expense may be different because of market conditions at the time we assumed these debts.  See Note 6 to our Condensed Consolidated Financial Statements included in Item 1.

Because these debts bear interest at a fixed rate, changes in market interest rates during the term of these debts will not affect our operating results.  If these debts are refinanced at interest rates which are 10% higher or lower than shown above, our per annum interest cost would increase or decrease by approximately $238.

Changes in market interest rates also affect the fair value of our fixed rate debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt.  Based on the balances outstanding at September 30, 2010, and discounted cash flow analysis through the maturity date of our fixed rate debt obligations, a hypothetical immediate 10% change in interest rates would change the fair value of those obligations by approximately $979.

As of September 30, 2010, we had $63,000 drawn and $187,000 available under our $250,000 secured revolving credit facility.  We replaced our $250,000 secured revolving credit facility on October 28, 2010 with a $500,000 unsecured revolving credit facility.  The unsecured revolving credit facility matures on October 28, 2013, and subject to meeting certain conditions and the payment of a fee, we may extend the facility for one year to October 28, 2014.  We were able to make repayments and drawings under our secured revolving credit facility and may make repayments and drawings under our new unsecured revolving credit facility at any time without penalty.  Borrowings under our secured revolving credit facility and under the replacement unsecured revolving credit facility were and are in U.S. dollars and accrued and will accrue interest at LIBOR plus a spread which varies depending on the amount of our debt leverage or our credit ratings.  Accordingly, we are exposed to risks resulting from changes in U.S. dollar based short term rates, specifically LIBOR.  In addition, upon renewal or refinancing of our unsecured revolving credit facility, we are vulnerable to increases in credit spreads due to market conditions.  A change in interest rates generally would not affect the value of our floating rate debt but would affect our operating results.

For example, the interest rate payable on our secured revolving credit facility at September 30, 2010 was 3.26%.  The following table presents the impact a 10% change in interest rates would have on our annual floating rate interest expense at September 30, 2010:

	Impact of Changes in Interest Rates
	Interest Rate	Outstanding Debt	Total Interest Expense Per Year
At September 30, 2010	3.260%	$63,000	$2,082
10% increase	3.586%	63,000	2,291
10% reduction	2.934%	63,000	1,874

The foregoing table shows the impact of an immediate change in floating interest rates.  If interest rates were to change gradually over time, the impact would be spread over time.  Our exposure to fluctuations in floating interest rates will increase or decrease in the future with increases or decreases in the outstanding amount under our revolving credit facility or other floating rate debt.  The following table presents the impact a 10% change in interest rates would have on our annual floating rate interest expense at September 30, 2010 if we were fully drawn on our new unsecured revolving credit facility:

	Impact of Changes in Interest Rates
	Interest Rate	Outstanding Debt	Total Interest Expense Per Year
At September 30, 2010	3.260%	$500,000	$16,526
10% increase	3.586%	500,000	18,179
10% reduction	2.934%	500,000	14,874

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

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•                  OUR  ACQUISITIONS AND SALES OF PROPERTIES,

•                  THE CREDIT QUALITY OF OUR TENANTS,

•                  THE LIKELIHOOD THAT OUR TENANTS WILL PAY RENT, RENEW LEASES, SIGN NEW LEASES OR BE AFFECTED BY CYCLICAL ECONOMIC CONDITIONS,

•                  OUR ABILITY TO PAY INTEREST ON AND PRINCIPAL OF OUR DEBT,

•                  OUR POLICIES AND PLANS REGARDING INVESTMENTS AND FINANCINGS,

•                  THE FUTURE AVAILABILITY OF BORROWINGS UNDER OUR REVOLVING CREDIT FACILITY,

•                  OUR ABILITY TO COMPETE FOR ACQUISITIONS AND TENANCIES EFFECTIVELY,

•                  OUR TAX STATUS AS A REIT,

•                  OUR ABILITY TO RAISE EQUITY OR DEBT CAPITAL,

•                  OUR EXPECTATION THAT WE WILL BENEFIT FINANCIALLY BY PARTICIPATING IN AIC WITH OUR MANAGER, RMR, AND COMPANIES TO WHICH RMR PROVIDES MANAGEMENT SERVICES, AND

•                  OTHER MATTERS.

OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY OUR FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS.  FACTORS THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FORWARD LOOKING STATEMENTS AND UPON OUR BUSINESS, RESULTS OF OPERATIONS, FINANCIAL CONDITION, FUNDS FROM OPERATIONS, CASH AVAILABLE FOR DISTRIBUTION, CASH FLOWS, LIQUIDITY AND PROSPECTS INCLUDE, BUT ARE NOT LIMITED TO:

•                  THE IMPACT OF CHANGES IN THE ECONOMY AND THE CAPITAL MARKETS,

•                  COMPETITION WITHIN THE REAL ESTATE INDUSTRY,

•                  ACTUAL AND POTENTIAL CONFLICTS OF INTEREST WITH OUR MANAGING TRUSTEES, CWH, RMR, AIC AND THEIR AFFILIATES,

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

•                  RENTS THAT WE CAN CHARGE AT OUR PROPERTIES MAY DECLINE,

•                  OUR ABILITY TO MAKE FUTURE DISTRIBUTIONS DEPENDS UPON A NUMBER OF FACTORS INCLUDING OUR FUTURE EARNINGS; WE MAY BE UNABLE TO MAINTAIN OUR CURRENT RATE OF DISTRIBUTIONS  AND FUTURE DISTRIBUTIONS MAY BE SUSPENDED OR PAID AT A LESSER RATE THAN THE DISTRIBUTIONS WE NOW PAY,

•                  IF THE AVAILABILITY OF DEBT CAPITAL REMAINS RESTRICTED OR BECOMES MORE RESTRICTED, WE MAY BE UNABLE TO REFINANCE OR REPAY OUR DEBT OBLIGATIONS WHEN THEY BECOME DUE OR ON TERMS WHICH ARE AS FAVORABLE AS WE NOW HAVE,

•                  OUR ABILITY TO GROW OUR BUSINESS AND INCREASE OUR DISTRIBUTIONS DEPENDS IN LARGE PART UPON OUR ABILITY TO BUY PROPERTIES AND LEASE THEM FOR RENTS WHICH EXCEED OUR CAPITAL COSTS. WE MAY BE UNABLE TO IDENTIFY PROPERTIES THAT WE WANT TO ACQUIRE OR TO NEGOTIATE ACCEPTABLE PURCHASE PRICES, ACQUISITION FINANCING OR LEASE TERMS FOR NEW PROPERTIES, AND

•                  OUR PARTICIPATION IN AIC INVOLVES POTENTIAL FINANCIAL RISKS AND REWARDS TYPICAL OF ANY START UP BUSINESS VENTURE AS WELL AS OTHER FINANCIAL RISKS AND REWARDS SPECIFIC TO INSURANCE COMPANIES;  ACCORDINGLY, OUR EXPECTED FINANCIAL BENEFITS FROM OUR INITIAL OR FUTURE INVESTMENTS IN AIC MAY BE DELAYED OR MAY NOT OCCUR.

THESE RESULTS MAY OCCUR DUE TO MANY DIFFERENT CIRCUMSTANCES, SOME OF WHICH ARE BEYOND OUR CONTROL, SUCH AS GOVERNMENT TENANTS’ NEEDS FOR LEASED SPACE, OR CHANGES IN THE CAPITAL MARKETS OR THE ECONOMY GENERALLY.  THE INFORMATION CONTAINED ELSEWHERE IN OUR ANNUAL REPORT AND SUBSEQUENT DOCUMENTS FILED WITH THE SEC IDENTIFIES OTHER FACTORS THAT COULD CAUSE DIFFERENCES FROM OUR FORWARD LOOKING STATEMENTS.  ALSO, OTHER FACTORS THAT COULD CAUSE OUR ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN OUR FORWARD LOOKING STATEMENTS ARE DESCRIBED MORE FULLY UNDER “RISK FACTORS” IN OUR ANNUAL REPORT AND IN OUR QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2010.

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

Part II.   Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

As previously reported, on September 17, 2010, pursuant to our equity compensation plan, we granted an aggregate of 36,950 common shares of beneficial interest, par value $0.01 per share, valued at $26.65 per share, the closing price of our common shares on the New York Stock Exchange on that day, to our officers and certain employees of our manager, Reit Management & Research LLC.  We made these grants pursuant to an exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

Item 6.    Exhibits

10.1                           Form of Restricted Share Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed with the Commission on September 17, 2010, File No. 001-34364).

10.2                           Credit Agreement dated as of October 28, 2010 by and among Government Properties Income Trust, Wells Fargo Bank, National Association, as Administrative Agent, Bank of America, N.A., as Syndication Agent, and the other parties thereto (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed with the Commission on November 1, 2010, File No. 001-34364).

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
Dated: November 2, 2010

By:	/s/ David M. Blackman
David M. Blackman
Treasurer and Chief Financial Officer
(principal financial and accounting officer)
Dated: November 2, 2010