Form 10-K
period 2010-12-31
Government Properties Income Trust
filed 2011-02-25
CIK 1456772

Use these links to rapidly review the document
Table of Contents
PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-34364

GOVERNMENT PROPERTIES INCOME TRUST
(Exact Name of Registrant as Specified in Its Charter)

Maryland	26-4273474
(State of Organization)	(IRS Employer Identification No.)

Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts 02458-1634
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the voting common shares of the registrant held by non-affiliates was $543,374,392 based on the $25.52 closing price per common share for such stock on the New York Stock Exchange on June 30, 2010. For purposes of this calculation, there were 21,750 common shares, held directly or by affiliates of the trustees and the officers of the registrant, and 9,950,000 common shares held by CommonWealth REIT, included in the number of common shares held by affiliates.

         Number of the registrant's common shares outstanding as of February 23, 2011: 40,500,800.

         References in this Annual Report on Form 10-K to the "Company", "GOV", "we", "us" or "our" include consolidated subsidiaries, unless the context indicates otherwise.

DOCUMENTS INCORPORATED BY REFERENCE

         Certain Information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated by reference to our to be filed definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 17, 2011, or our definitive Proxy Statement.

 WARNING CONCERNING FORWARD LOOKING STATEMENTS

        THIS ANNUAL REPORT ON FORM 10-K CONTAINS STATEMENTS WHICH CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER FEDERAL SECURITIES LAWS. WHENEVER WE USE WORDS SUCH AS "BELIEVE", "EXPECT", "ANTICIPATE", "INTEND", "PLAN", "ESTIMATE" OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS. THESE FORWARD LOOKING STATEMENTS AND THEIR IMPLICATIONS ARE BASED UPON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, BUT FORWARD LOOKING STATEMENTS AND THEIR IMPLICATIONS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR. FORWARD LOOKING STATEMENTS IN THIS REPORT RELATE TO VARIOUS ASPECTS OF OUR BUSINESS, INCLUDING:

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

  •
  THE FUTURE AVAILABILITY OF BORROWINGS UNDER OUR UNSECURED REVOLVING CREDIT FACILITY,

  •
  OUR ABILITY TO COMPETE FOR ACQUISITIONS AND TENANCIES EFFECTIVELY,

  •
  OUR TAX STATUS AS A REAL ESTATE INVESTMENT TRUST, OR REIT,

  •
  OUR ABILITY TO RAISE EQUITY OR DEBT CAPITAL,

  •
  OUR EXPECTATIONS THAT THERE WILL BE INCREASED OPPORTUNITIES FOR US TO ACQUIRE, AND THAT WE WILL ACQUIRE, ADDITIONAL PROPERTIES THAT ARE MAJORITY LEASED TO GOVERNMENT TENANTS,

  •
  OUR EXPECTATIONS THAT THERE WILL BE AN INCREASE IN DEMAND FOR LEASED SPACE AND SALE LEASEBACK ARRANGEMENTS BY THE U.S. GOVERNMENT AND STATE AND LOCAL GOVERNMENTS,

  •
  OUR EXPECTATION THAT WE WILL BENEFIT FINANCIALLY BY PARTICIPATING IN AFFILIATES INSURANCE COMPANY, OR AIC, WITH REIT MANAGEMENT & RESEARCH LLC, OR RMR, AND COMPANIES TO WHICH RMR PROVIDES MANAGEMENT SERVICES, AND

  •
  OTHER MATTERS.

        OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY OUR FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS. FACTORS THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FORWARD LOOKING STATEMENTS AND UPON OUR BUSINESS, RESULTS OF

i

OPERATIONS, FINANCIAL CONDITION, FUNDS FROM OPERATIONS, CASH FLOWS, LIQUIDITY AND PROSPECTS INCLUDE, BUT ARE NOT LIMITED TO:

  •
  THE IMPACT OF CHANGES IN THE ECONOMY AND THE CAPITAL MARKETS,

  •
  COMPETITION WITHIN THE REAL ESTATE INDUSTRY,

  •
  ACTUAL AND POTENTIAL CONFLICTS OF INTEREST WITH OUR MANAGING TRUSTEES, COMMONWEALTH REIT AND RMR AND ITS RELATED ENTITIES AND AFFILIATES,

  •
  THE IMPACT OF CHANGES IN THE NEEDS AND FINANCIAL CONDITION OF THE U.S. GOVERNMENT AND STATE AND LOCAL GOVERNMENTS,

  •
  COMPLIANCE WITH, AND CHANGES TO, FEDERAL, STATE AND LOCAL LAWS AND REGULATIONS, ACCOUNTING RULES, TAX LAWS AND SIMILAR MATTERS, AND

  •
  LIMITATIONS IMPOSED ON OUR BUSINESS AND OUR ABILITY TO SATISFY COMPLEX RULES IN ORDER FOR US TO QUALIFY AS A REIT FOR U.S. FEDERAL INCOME TAX PURPOSES.

FOR EXAMPLE:

  •
  CONTINGENCIES IN OUR ACQUISITION AGREEMENTS MAY CAUSE THESE TRANSACTIONS NOT TO OCCUR OR TO BE DELAYED,

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

  •
  OUR ABILITY TO GROW OUR BUSINESS AND INCREASE OUR DISTRIBUTIONS DEPENDS IN LARGE PART UPON OUR ABILITY TO BUY PROPERTIES AND LEASE THEM FOR RENTS, LESS PROPERTY OPERATING EXPENSES, WHICH EXCEED OUR CAPITAL COSTS. WE MAY BE UNABLE TO IDENTIFY PROPERTIES THAT WE WANT TO ACQUIRE OR TO NEGOTIATE ACCEPTABLE PURCHASE PRICES, ACQUISITION FINANCING OR LEASE TERMS FOR NEW PROPERTIES, AND

  •
  OUR INVESTMENT IN AIC INVOLVES POTENTIAL FINANCIAL RISKS AND REWARDS TYPICAL OF THE FINANCIAL RISKS AND REWARDS ASSOCIATED WITH INSURANCE COMPANIES. WHILE WE CURRENTLY EXPECT TO IMPROVE OUR FINANCIAL RESULTS BY OBTAINING IMPROVED INSURANCE COVERAGES AT LOWER COSTS THAN MAY BE OTHERWISE AVAILABLE TO US AND/OR BY PARTICIPATING IN THE PROFITS WHICH WE MAY REALIZE AS AN OWNER OF AIC, OUR EXPECTED FINANCIAL BENEFITS FROM OUR INVESTMENT IN, AND PURCHASING INSURANCE FROM, AIC MAY NOT OCCUR.

ii

        THESE RESULTS COULD OCCUR DUE TO MANY DIFFERENT CIRCUMSTANCES, SOME OF WHICH ARE BEYOND OUR CONTROL, SUCH AS GOVERNMENT TENANTS' NEEDS FOR LEASED SPACE, NATURAL DISASTERS, CHANGES IN CAPITAL MARKETS OR THE ECONOMY GENERALLY.

        THE INFORMATION CONTAINED ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K, INCLUDING UNDER THE CAPTION "RISK FACTORS", OR INCORPORATED HEREIN, IDENTIFIES OTHER IMPORTANT FACTORS THAT COULD CAUSE DIFFERENCES FROM OUR FORWARD LOOKING STATEMENTS.

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

iii

GOVERNMENT PROPERTIES INCOME TRUST
2010 FORM 10-K ANNUAL REPORT

*
Incorporated by reference to our definitive Proxy Statement.

 PART I

Item 1.    Business

        The Company.    We were organized as a real estate investment trust, or REIT, under Maryland law in February, 2009 as a wholly owned subsidiary of CommonWealth REIT, or CWH. CWH is a REIT listed on the New York Stock Exchange, or the NYSE, which owns office and industrial properties with a historical cost of over $6.9 billion. We were organized to concentrate the ownership of certain CWH properties that are majority leased to government tenants and to expand such investments. In April, 2009, we acquired 100% ownership of the properties that we owned at the time of our initial public offering, or IPO, by means of a contribution from CWH to one of our subsidiaries. During 2009 and 2010, we issued an aggregate of 30,475,000 of our common shares of beneficial interest, $0.01 par value per share, or Shares, in three public offerings. CWH currently owns 24.6% of our outstanding Shares.

        As of December 31, 2010, we owned 55 properties for a total investment of approximately $1.0 billion at cost, and a depreciated book value of $846.4 million. These 55 properties have approximately 6.8 million rentable square feet.

        Our principal executive offices are located at Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts 02458-1634, and our telephone number is (617) 219-1440.

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

        Our Growth Strategy.    Our growth strategy with regards to our current properties is to attempt to increase the rents we receive from these properties. To achieve rent increases we may invest in our properties to make improvements requested by existing tenants or to induce lease renewals or new tenant leases when our current leases expire. However, as noted above, our ability to maintain or increase the rents we receive from our current properties will depend in large part upon market conditions which are beyond our control.

        In addition to the growth strategy applicable to our current properties, we expect to acquire additional properties, generally within the United States, that are majority leased to government tenants. If the U.S. Government increases the amount of space that it leases, we believe that there will be increased opportunities for us to acquire additional properties that are majority leased to government tenants. We expect to acquire additional properties primarily for purposes of income.

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

  •
  occupancy, demand for similar properties in the same or nearby markets and the likelihood of tenants renewing at lease maturity;

  •
  the construction quality, physical condition and design of the property;

  •
  the estimated replacement cost of the property;

  •
  our cost of capital;

  •
  the geographic area and type of property; and

  •
  the pricing of comparable properties as evidenced by recent arm's length market sales.

        We believe that state and local governments lease significant amounts of office space. Additionally, we believe that budgetary pressures may cause an increased demand for leased space, as opposed to government owned space, among government tenants generally and state and local governments in particular. Also, we believe that some state and local governments are currently considering sale and leaseback arrangements for certain government owned properties because these arrangements may both raise capital and transfer maintenance obligations to private landlords, like us.

        Finally, we believe that the reduction in available capital, particularly debt capital, that resulted from the recent recession may cause acquisition opportunities to become available to us. During the height of the last economic expansion, the readily available debt capital contributed to an increase in real estate valuations. As debt capital has become less available, an increasing number of real estate owners may need to raise capital to pay their lenders. Some of these owners may seek to sell properties that are majority leased to government tenants in order to raise capital to meet their debt obligations.

        From time to time, we consider the sale of properties or investments. However, we generally consider ourselves to be a long term investor and are more interested in the long term earnings potential of our properties than selling properties for short term gains. We make disposition decisions based on a number of factors including, but not limited to, the following:

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

        Financing Policies.    To qualify for taxation as a REIT under the Internal Revenue Code of 1986, as amended, or the IRC, we must distribute at least 90% of our annual REIT taxable income and satisfy a number of organizational and operational requirements. Accordingly, we generally will not be able to retain sufficient cash from operations to repay debts, invest in properties or fund acquisitions. Instead, we expect to repay our debts, invest in our properties and fund acquisitions by borrowing and issuing equity securities. After our IPO, our growth was initially financed by borrowings under a $250 million secured revolving credit facility. We replaced our secured revolving credit facility in October 2010 with a $500 million unsecured revolving credit facility, or our unsecured revolving credit facility. As we utilize our unsecured revolving credit facility, we expect to refinance, or reduce amounts outstanding under, this facility with term debt or equity issuances. We will decide when and whether to issue new debt or equity depending upon market conditions. Because our ability to raise capital may depend, in large part, upon market conditions, we can provide you no assurance that we will be able to raise sufficient capital to repay our debt or to fund our growth strategy.

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

        Our current borrowing policy, established by our Board of Trustees, is to limit our debt to no more than 50% of the undepreciated book value of our properties. The borrowing limitations established by the covenants in our unsecured revolving credit facility prohibit us from maintaining a debt to total asset value, as defined, of greater than 60%. We may from time to time reevaluate and modify our financing policies in light of then current market conditions, relative availability and costs of debt and equity capital, market values of properties, growth and acquisition opportunities and other factors, and we may increase or decrease our ratio of debt to total capitalization accordingly. Our Board of Trustees may change our financing policies at any time without a vote of our shareholders.

        Manager.    Our day to day operations are conducted by Reit Management & Research LLC, or RMR. RMR originates and presents investment and divestment opportunities to our Board of Trustees and provides management and administrative services to us. RMR is a Delaware limited liability company beneficially owned by Barry M. Portnoy and Adam D. Portnoy, our Managing Trustees. RMR has a principal place of business at Two Newton Place, 255 Washington Street, Suite 300, Newton Massachusetts, 02458-1634, and its telephone number is (617) 332-3990. RMR also acts as the manager to CWH, Hospitality Properties Trust, or HPT, and Senior Housing Properties Trust, or SNH, and provides management services to other private and public companies, including Five Star Quality Care, Inc., or FVE, and TravelCenters of America LLC, or TA. Barry M. Portnoy is the Chairman of RMR, and its other directors are Adam D. Portnoy, Gerard M. Martin and David J. Hegarty. The executive officers of RMR are: Adam D. Portnoy, President and Chief Executive Officer; Jennifer B. Clark, Executive Vice President and General Counsel; David J. Hegarty, Executive Vice President and Secretary; Mark L. Kleifges, Executive Vice President; John A. Mannix, Executive Vice President; John G. Murray, Executive Vice President; Thomas M. O'Brien, Executive Vice President; John C. Popeo, Executive Vice President, Treasurer and Chief Financial Officer; David M. Blackman, Senior Vice President; Ethan S. Bornstein, Senior Vice President; Richard A. Doyle, Senior Vice President; Paul Hoagland, Senior Vice President; David M. Lepore, Senior Vice President; Bruce J. Mackey, Jr., Senior Vice President; and Andrew J. Rebholz, Senior Vice President. Adam D. Portnoy, David M. Blackman and Mark L. Kleifges were or are also our executive officers. Adam D. Portnoy was our President from the time of our IPO until he resigned in January 2011. David M. Blackman was our Treasurer and Chief Financial Officer from the time of our IPO until he was elected our President and Chief Operating Officer in January 2011. Mark L. Kleifges replaced Mr. Blackman as Treasurer and Chief Financial Officer. Mr. Adam Portnoy, Mr. Kleifges and other executive officers of RMR also serve as officers of other companies to which RMR provides management services.

        Employees.    We have no employees. Services which would otherwise be provided by employees are provided by RMR and by our Managing Trustees and officers. As of February 1, 2011, RMR had approximately 650 full time employees in its headquarters and regional offices located throughout the United States.

        Competition.    Investing in and operating office buildings and maintaining relationships with government tenants and attracting new government tenants is a very competitive business. We compete against other REITs, numerous financial institutions, individuals and public and private companies who are actively engaged in this business. Also, we compete for investments based on a number of factors including purchase prices, closing terms, underwriting criteria and our reputation. Our ability to successfully compete is also materially impacted by the availability and cost of capital to us. We do not believe we have a dominant position in any of the geographic markets in which we operate, but some of our competitors are dominant in selected markets. Many of our competitors have greater financial resources than we have. We believe we have some competitive advantages in leasing to government tenants and purchasing government leased properties because of our experience and familiarity with government leasing procedures. We also believe the experience and abilities of our management and the quality of our properties may afford us some competitive advantages and allow us to operate our business successfully despite the competitive nature of our business.

        For additional information about competition and other risks associated with our business, please see "Risk Factors" of this Annual Report on Form 10-K.

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

        In accord with the U.S. Government's general policy of preferring energy efficient buildings, the Energy Independence and Security Act of 2007 allows the General Services Administration, or GSA, to prefer buildings for lease that have received an "Energy Star" label. Buildings that reach a specified level of energy efficiency may receive this label. We have received ratings for many of our buildings, and 25 of them have qualified for Energy Star labels. We and RMR became participants in the Energy Star program in July 2008, and we are studying ways to improve the energy efficiency at all of our buildings and determining if we can obtain Energy Star labels for our buildings, which do not yet have them, at a reasonable cost. We do not yet know whether it will be possible to obtain Energy Star labels for all our properties, and we have not yet determined whether it will make economic sense to do so.

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

        Current political debate about climate change has resulted in various existing and proposed treaties, laws and regulations which are intended to limit carbon emissions. We believe such treaties, laws and regulations being enacted or proposed may cause energy costs at our properties to increase, but we do not expect the direct impact of these increases to be material to our results of operations because the increased costs either would be the responsibility of our tenants directly or in large part may be passed through by us to our tenants as additional lease payments. Although we do not believe it is likely in the foreseeable future, laws enacted to mitigate climate change may make some of our buildings obsolete or cause us to make material investments in our properties which could materially and adversely affect our financial condition and results of operations.

        Internet Website.    Our internet website address is www.govreit.com. Copies of our governance guidelines, or Governance Guidelines, code of business conduct and ethics, or Code of Conduct, policy outlining procedures for handling concerns or complaints about accounting, internal accounting controls or auditing matters and the charters of our audit, compensation and nominating and governance committees are posted on our website and also may be obtained free of charge by writing to our Secretary, Government Properties Income Trust, Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts, 02458-1634 or at our website. We make available, free of charge, on our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after these forms are filed with, or furnished to, the Securities and Exchange Commission, or SEC. Any shareholder or other interested party who desires to communicate with our non-management Trustees, individually or as a group, may do so by filling out a report on our website. Our Board of Trustees also provides a process for security holders to send communications to the entire Board of Trustees. Information about the process for sending communications to our Board of Trustees can be found on our website. Our website address and the website addresses of one or more unrelated third parties are included several times in this Annual Report on Form 10-K as textual references only and the information in any such website is not incorporated by reference into this Annual Report on Form 10-K.

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

        Your federal income tax consequences may differ depending on whether or not you are a "U.S. shareholder." For purposes of this summary, a "U.S. shareholder" is:

  •
  a citizen or resident of the United States, including an alien individual who is a lawful permanent resident of the United States or meets the substantial presence residency test under the federal income tax laws;

  •
  an entity treated as a corporation for federal income tax purposes that is created or organized in or under the laws of the United States, any state thereof or the District of Columbia;

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

Taxation as a REIT

        For periods ending on or before the date we ceased to be wholly owned by CWH, each of us and any of our then existing subsidiaries was at all times either a qualified REIT subsidiary of CWH within the meaning of Section 856(i) of the IRC or a noncorporate entity that for federal income tax purposes was not treated as separate from CWH under regulations issued under Section 7701 of the IRC. During such periods, we and any of our then existing subsidiaries were not taxpayers separate from CWH for federal income tax purposes. For those periods, CWH remains, pursuant to the transaction agreement we entered into with CWH at the time of our IPO, or the transaction agreement, solely responsible for the federal income tax with respect to our assets, liabilities and items of income, deduction and credit as well as the federal income tax filings in respect of our and any of our then existing subsidiaries' operations. Our initial taxable year commenced upon our ceasing to be wholly owned by CWH.

        We have elected to be taxed as a REIT under Sections 856 through 860 of the IRC commencing with our taxable year ending December 31, 2009. Our REIT election, assuming continuing compliance with the then applicable qualification tests, continues in effect for subsequent taxable years. Although no assurance can be given, we believe that we have been organized and have operated, and will continue to be organized and to operate, in a manner that qualified and will continue to qualify us to be taxed under the IRC as a REIT.

        As a REIT, we generally are not subject to federal income tax on our net income distributed as dividends to our shareholders. Distributions to our shareholders generally are included in their income as dividends to the extent of our current or accumulated earnings and profits. Our dividends are not generally entitled to the favorable 15% rate on qualified dividend income (scheduled to increase to ordinary income rates for taxable years beginning after December 31, 2012), but a portion of our dividends may be treated as capital gain dividends, all as explained below. No portion of any of our dividends is eligible for the dividends received deduction for corporate shareholders. Distributions in excess of current or accumulated earnings and profits generally are treated for federal income tax purposes as return of capital to the extent of a recipient shareholder's basis in our shares, and will reduce this basis. Our current or accumulated earnings and profits are generally allocated first to distributions made on our preferred shares, if any, and thereafter to distributions made on our common shares. For all these purposes, our distributions include both cash distributions and any in kind distributions of property that we might make.

        Our counsel, Sullivan & Worcester LLP, has opined that we have been organized and have qualified as a REIT under the IRC for our 2009 through 2010 taxable years, and that our current investments and plan of operation enable us to continue to meet the requirements for qualification and taxation as a REIT under the IRC. Our continued qualification and taxation as a REIT will depend upon our compliance with various qualification tests imposed under the IRC and summarized below. While we believe that we will satisfy these tests, our counsel does not review compliance with these tests on a continuing basis. If we fail to qualify as a REIT, we will be subject to federal income taxation as if we were a C corporation and our shareholders will be taxed like shareholders of C corporations. In this event, we could be subject to significant tax liabilities, and the amount of cash available for distribution to our shareholders could be reduced or eliminated.

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

  •
  If we acquire an asset from a corporation in a transaction in which our basis in the asset is determined by reference to the basis of the asset in the hands of a present or former C corporation, and if we subsequently recognize gain on the disposition of this asset during a specified period (generally, ten years) beginning on the date on which the asset ceased to be owned by the C corporation, then we will pay tax at the highest regular corporate tax rate, which is currently 35%, on the lesser of the excess of the fair market value of the asset over the C corporation's basis in the asset on the date the asset ceased to be owned by the C corporation, or the gain we recognize in the disposition.

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

        If we fail to qualify or elect not to qualify as a REIT, we will be subject to federal income tax in the same manner as a C corporation. Distributions to our shareholders if we do not qualify as a REIT will not be deductible by us nor will distributions be required under the IRC. In that event, distributions to our shareholders will generally be taxable as ordinary dividends potentially eligible for the 15% income tax rate (scheduled to increase to ordinary income rates for taxable years beginning after December 31, 2012) discussed below in "Taxation of U.S. Shareholders" and, subject to limitations in the IRC, will be eligible for the dividends received deduction for corporate shareholders. Also, we will generally be disqualified from qualification as a REIT for the four taxable years following disqualification. If we do not qualify as a REIT for even one year, this could result in reduction or elimination of distributions to our shareholders, or in our incurring substantial indebtedness or liquidating substantial investments in order to pay the resulting corporate-level taxes. The IRC provides certain relief provisions under which we might avoid automatically ceasing to be a REIT for failure to meet certain REIT requirements, all as discussed in more detail below.

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

Section 856(b) of the IRC provides that conditions (1) through (4) must be met during the entire taxable year and that condition (5) must be met during at least 335 days of a taxable year of 12 months, or during a pro rata part of a taxable year of less than 12 months. Section 856(h)(2) of the IRC provides that neither condition (5) nor (6) need be met for our first taxable year as a REIT. We believe that we have met conditions (1) through (7) during each of the requisite periods ending on or before the close of our most recently completed taxable year, and that we can continue to meet these conditions in future taxable years. There can, however, be no assurance in this regard.

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

        For purposes of condition (6), the term "individuals" is defined in the IRC to include natural persons, supplemental unemployment compensation benefit plans, private foundations and portions of a trust permanently set aside or used exclusively for charitable purposes, but not other entities or qualified pension plans or profit-sharing trusts. As a result, REIT shares owned by an entity that is not an "individual" are considered to be owned by the direct and indirect owners of the entity that are individuals (as so defined), rather than to be owned by the entity itself. Similarly, REIT shares held by a qualified pension plan or profit-sharing trust are treated as held directly by the individual beneficiaries in proportion to their actuarial interests in such plan or trust. Consequently, five or fewer such trusts could own more than 50% of the interests in an entity without jeopardizing that entity's federal income tax qualification as a REIT. However, as discussed below, if a REIT is a "pension-held REIT," each qualified pension plan or profit-sharing pension trust owning more than 10% of the REIT's shares by value generally may be taxed on a portion of the dividends it receives from the REIT.

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

        Our Wholly-Owned Subsidiaries and Our Investments through Partnerships.    Except in respect of taxable REIT subsidiaries as discussed below, Section 856(i) of the IRC provides that any corporation, 100% of whose stock is held by a REIT and its disregarded subsidiaries, is a qualified REIT subsidiary and shall not be treated as a separate corporation. The assets, liabilities and items of income, deduction and credit of a qualified REIT subsidiary are treated as the REIT's. We believe that each of our direct and indirect wholly-owned subsidiaries, other than the taxable REIT subsidiaries discussed below, will be either a qualified REIT subsidiary within the meaning of Section 856(i) of the IRC, or a noncorporate entity that for federal income tax purposes is not treated as separate from its owner under regulations issued under Section 7701 of the IRC. Thus, except for the taxable REIT subsidiaries discussed below, in applying all the federal income tax REIT qualification requirements described in this summary, all assets, liabilities and items of income, deduction and credit of our direct and indirect wholly-owned subsidiaries are treated as ours.

        We may invest in real estate through one or more limited or general partnerships or limited liability companies that are treated as partnerships for federal income tax purposes. In the case of a REIT that is a partner in a partnership, regulations under the IRC provide that, for purposes of the REIT qualification requirements regarding income and assets discussed below, the REIT is deemed to own its proportionate share of the assets of the partnership corresponding to the REIT's proportionate capital interest in the partnership and is deemed to be entitled to the income of the partnership attributable to this proportionate share. In addition, for these purposes, the character of the assets and gross income of the partnership generally retain the same character in the hands of the REIT. Accordingly, our proportionate share of the assets, liabilities, and items of income of each partnership in which we become a partner is treated as ours for purposes of the income tests and asset tests discussed below. In contrast, for purposes of the distribution requirement discussed below, we would take into account as a partner our share of the partnership's income as determined under the general federal income tax rules governing partners and partnerships under Sections 701 through 777 of the IRC.

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

        In addition, a corporation other than a REIT in which a taxable REIT subsidiary directly or indirectly owns more than 35% of the voting power or value will automatically be treated as a taxable REIT subsidiary. Subject to the discussion below, we believe that we and each of our taxable REIT subsidiaries have complied with, and will continue to comply with, the requirements for taxable REIT subsidiary status at all times during which we intend for the subsidiary's taxable REIT subsidiary election to be in effect, and we believe that the same will be true for any taxable REIT subsidiary that we later form or acquire.

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

  •
  Rents do not qualify if the REIT owns 10% or more by vote or value of the tenant, whether directly or after application of attribution rules. While we intend not to lease property to any party if rents from that property would not qualify as rents from real property, application of the 10% ownership rule is dependent upon complex attribution rules and circumstances that may be beyond our control. For example, an unaffiliated third party's ownership directly or by attribution of 10% or more by value of our shares, as well as an ownership position in the stock of one of our tenants which, when added to our own ownership position in that tenant, totals 10% or more by vote or value of the stock of that tenant, would result in that tenant's rents not qualifying as rents from real property. Our declaration of trust disallows transfers or purported acquisitions, directly or by attribution, of our shares to the extent necessary to maintain our REIT status under the IRC. Similarly, for the purpose of CWH retaining its own REIT status under the IRC, CWH's organizational documents contain similar provisions to limit concentrated ownership of beneficial positions in CWH. Furthermore, for as long as CWH owns more than 9.8% of our outstanding shares, we and CWH have agreed to limit ownership in any of our tenants to no more than 4.9% by each party, so that our combined ownership will remain under 10%, and we have also agreed to take reasonable actions to facilitate the REIT status under the

    IRC of the other. Nevertheless, there can be no assurance that these provisions in our and CWH's organizational documents and in the transaction agreement with CWH will be effective to prevent our REIT status from being jeopardized under the 10% affiliated tenant rule. Furthermore, there can be no assurance that we will be able to monitor and enforce these restrictions, nor will our shareholders necessarily be aware of ownership of shares attributed to them under the IRC's attribution rules.

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

        Absent the "foreclosure property" rules of Section 856(e) of the IRC, a REIT's receipt of business operating income from a property would not qualify under the 75% and 95% gross income tests. But as foreclosure property, gross income from such a business operation would so qualify. In the case of property leased by a REIT to a tenant, foreclosure property is defined under applicable Treasury regulations to include generally the real property and incidental personal property that the REIT reduces to possession upon a default or imminent default under the lease by the tenant, and as to which a foreclosure property election is made by attaching an appropriate statement to the REIT's federal income tax return. Any gain that a REIT recognizes on the sale of foreclosure property held as inventory or primarily for sale to customers, plus any income it receives from foreclosure property that would not qualify under the 75% gross income test in the absence of foreclosure property treatment, reduced by expenses directly connected with the production of those items of income, would be subject to income tax at the maximum corporate rate, currently 35%, under the foreclosure property income tax rules of Section 857(b)(4) of the IRC. Thus, if a REIT should lease foreclosure property in exchange for rent that qualifies as "rents from real property" as described above, then that rental income is not subject to the foreclosure property income tax.

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

        In addition, if we fail the 5% value test or the 10% vote or value tests at the close of any quarter and do not cure such failure within 30 days after the close of that quarter, that failure will nevertheless be excused if (a) the failure is de minimis and (b) within 6 months after the last day of the quarter in which we identify the failure, we either dispose of the assets causing the failure or otherwise satisfy the 5% value and 10% vote and value asset tests. For purposes of this relief provision, the failure will be "de minimis" if the value of the assets causing the failure does not exceed the lesser of (a) 1% of the total value of our assets at the end of the relevant quarter or (b) $10,000,000. If our failure is not de minimis, or if any of the other REIT asset tests have been violated, we may nevertheless qualify as a REIT if (a) we provide the IRS with a description of each asset causing the failure, (b) the failure was due to reasonable cause and not willful neglect, (c) we pay a tax equal to the greater of (1) $50,000 or (2) the highest rate of corporate tax imposed (currently 35%) on the net income generated by the assets causing the failure during the period of the failure, and (d) within 6 months after the last day of the quarter in which we identify the failure, we either dispose of the assets causing the failure or otherwise satisfy all of the REIT asset tests. These relief provisions apply to any failure of the applicable asset tests, even if the failure first occurred in a prior taxable year.

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

Depreciation and Federal Income Tax Treatment of Leases

        Our initial tax bases in our assets will generally be our acquisition cost. We will generally depreciate our real property on a straight-line basis over 40 years and our personal property over the applicable shorter periods. These depreciation schedules may vary for properties that we acquire through tax-free or carryover basis acquisitions, as for example our initial portfolio acquired from CWH as discussed below.

        The initial tax bases and depreciation schedules for the assets we held immediately after we separated from CWH in 2009 depend upon whether the deemed exchange that resulted from that separation was an exchange governed by Sections 351(a), 351(b) and 357(a) of the IRC. Our tax counsel, Sullivan & Worcester LLP, provided to us an opinion that the deemed exchange should be treated as an exchange governed by Sections 351(a) and 357(a) of the IRC, except for up to approximately $6 million of gain recognized by CWH under Section 351(b) of the IRC in respect of our obligation to reimburse CWH for specified offering costs, and we have agreed to and will perform all our tax reporting accordingly. This opinion was conditioned upon the assumption that the transaction agreement had been and will be complied with by all parties thereto, upon the accuracy and completeness of the factual matters described in our Registration Statement on Form S-11 filed in connection with our IPO and upon representations made by us and CWH as to specified factual matters. Therefore, we carried over CWH's tax basis and depreciation schedule in each of the assets that we received from CWH, adjusted appropriately for the up to approximately $6 million of gain recognized by CWH under Section 351(b) of the IRC. This conclusion regarding the applicability of Sections 351(a), 351(b) and 357(a) depended upon favorable determinations with regard to each of the following three issues: (a) Section 351(e) of the IRC did not apply to the deemed exchange, or else it would have disqualified the deemed exchange from Sections 351(a) and 351(b) treatment altogether;

(b) Section 357(a) rather than Section 357(b) applied to the deemed exchange, or else the liabilities assumed by us from CWH in the deemed exchange would have been taxable consideration (up to the amount of actually realized gains) to CWH; and (c) a judicial recharacterization rule, developed in Waterman Steamship v. Commissioner, 430 F.2d 1185 (5th Cir. 1970), and subsequent tax cases, did not apply to recharacterize our pre-transaction dividends paid to CWH as a taxable sale by CWH for cash. There can be no assurance that the IRS or a court would reach the same conclusion.

        If, contrary to our belief and the opinion of our tax counsel, the deemed exchange were taxable to CWH because Section 351(a), 351(b) or 357(a) of the IRC did not apply, then we would be treated as though we acquired our initial assets from CWH in a mostly or fully taxable acquisition, thereby acquiring aggregate tax bases in these assets greater than the amount that we believe carried over from CWH but also possibly depreciable over longer depreciable lives. In such event, we estimate that our aggregate depreciation deductions for our initial taxable year and many taxable years thereafter could be modestly lower. To address that possibility, we have complied and intend to continue to comply with the annual REIT distribution requirements regardless of whether or not the deemed exchange is treated as a tax free exchange to CWH under Sections 351(a), 351(b) and 357(a) of the IRC, i.e., we determine our distribution requirement assuming the lowest amount of depreciation that could apply. Nevertheless, we may be required to amend our tax reports, including those sent to our shareholders, or may be required to pay deficiency dividends, as discussed above, if the IRS successfully challenges our tax reporting positions.

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

Taxation of U.S. Shareholders

        The maximum individual federal income tax rate for long-term capital gains is generally 15% (scheduled to increase to 20% for taxable years beginning after December 31, 2012) and for most corporate dividends is generally also 15% (scheduled to increase to ordinary income rates for taxable years beginning after December 31, 2012). However, because we are not generally subject to federal income tax on the portion of our REIT taxable income or capital gains distributed to our shareholders, dividends on our shares generally are not eligible for such 15% tax rate on dividends while that rate is in effect. As a result, our ordinary dividends continue to be taxed at the higher federal income tax rates applicable to ordinary income. However, the favorable federal income tax rates for long-term capital gains, and while in effect, for dividends, generally apply to:

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

        As discussed above, for noncorporate U.S. shareholders, long-term capital gains are generally taxed at maximum rates of 15% (scheduled to increase to 20% for taxable years beginning after December 31, 2012) or 25%, depending upon the type of property disposed of and the previously claimed depreciation with respect to this property. If for any taxable year we designate capital gain dividends for U.S. shareholders, then a portion of the capital gain dividends we designate will be allocated to the holders of a particular class of shares on a percentage basis equal to the ratio of the amount of the total dividends paid or made available for the year to the holders of that class of shares to the total dividends paid or made available for the year to holders of all classes of our shares. We will similarly designate the portion of any capital gain dividend that is to be taxed to noncorporate U.S. shareholders at the maximum rates of 15% (scheduled to increase to 20% for taxable years beginning after December 31, 2012) or 25% so that the designations will be proportionate among all classes of our shares.

        Distributions in excess of current or accumulated earnings and profits will not be taxable to a U.S. shareholder to the extent that they do not exceed the shareholder's adjusted tax basis in the shareholder's shares, but will reduce the shareholder's basis in those shares. To the extent that these excess distributions exceed the adjusted basis of a U.S. shareholder's shares, they will be included in income as capital gain, with long-term gain generally taxed to noncorporate U.S. shareholders at a maximum rate of 15% (scheduled to increase to 20% for taxable years beginning after December 31, 2012). No U.S. shareholder may include on his federal income tax return any of our net operating losses or any of our capital losses.

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

        For taxable years beginning after December 31, 2012, U.S. holders who are individuals, estates or trusts will generally be required to pay a new 3.8% Medicare tax on their net investment income (including dividends on and gains from the sale or other disposition of our shares), or in the case of estates and trusts on their net investment income that is not distributed, in each case to the extent that their total adjusted income exceeds applicable thresholds.

        The IRC imposes a penalty for the failure to properly disclose a "reportable transaction." A reportable transaction currently includes, among other things, a sale or exchange of our shares resulting in a tax loss in excess of (a) $10 million in any single year or $20 million in any combination of years in the case of our shares held by a C corporation or by a partnership with only C corporation partners or (b) $2 million in any single year or $4 million in any combination of years in the case of our shares held by any other partnership or an S corporation, trust or individual, including losses that flow through pass through entities to individuals. A taxpayer discloses a reportable transaction by filing IRS Form 8886 with its federal income tax return and, in the first year of filing, a copy of Form 8886 must be sent to the IRS's Office of Tax Shelter Analysis. The penalty for failing to disclose a reportable transaction is generally $10,000 in the case of a natural person and $50,000 in any other case.

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

A REIT is predominantly held by tax-exempt pension trusts if at least one tax-exempt pension trust owns more than 25% by value of the REIT's stock or beneficial interests, or if one or more tax-exempt pension trusts, each owning more than 10% by value of the REIT's stock or beneficial interests, own in the aggregate more than 50% by value of the REIT's stock or beneficial interests. Because of the share ownership concentration restrictions in our Declaration of Trust, we believe that we are not and will not be a pension-held REIT. However, because our shares are publicly traded, we cannot completely control whether or not we are or will become a pension-held REIT.

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

        A distribution by us to a non-U.S. shareholder that is not attributable to gain from the sale or exchange of a United States real property interest and that is not designated as a capital gain dividend will be treated as an ordinary income dividend to the extent that it is made out of current or accumulated earnings and profits. A distribution of this type will generally be subject to United States federal income tax and withholding at the rate of 30%, or at a lower rate if the non-U.S. shareholder has in the manner prescribed by the IRS demonstrated its entitlement to benefits under a tax treaty. In the case of any in kind distributions of property, we or other applicable withholding agents will collect the amount required to be withheld by reducing to cash for remittance to the IRS a sufficient portion of the property that the non-U.S. shareholder would otherwise receive, and the non-U.S. shareholder may bear brokerage or other costs for this withholding procedure. Because we cannot determine our current and accumulated earnings and profits until the end of the taxable year, withholding at the rate of 30% or applicable lower treaty rate will generally be imposed on the gross amount of any distribution to a non-U.S. shareholder that we make and do not designate a capital gain dividend. Notwithstanding this withholding on distributions in excess of our current and accumulated earnings and profits, these distributions are a nontaxable return of capital to the extent that they do not exceed the non-U.S. shareholder's adjusted basis in our shares, and the nontaxable return of capital will reduce the adjusted basis in these shares. To the extent that distributions in excess of current and accumulated earnings and profits exceed the non-U.S. shareholder's adjusted basis in our shares, the distributions will give rise to tax liability if the non-U.S. shareholder would otherwise be subject to tax on any gain from the sale or exchange of these shares, as discussed below. A non-U.S. shareholder may seek a refund from the IRS of amounts withheld on distributions to him in excess of our current and accumulated earnings and profits.

        From time to time, some of our distributions may be attributable to the sale or exchange of United States real property interests. However, capital gain dividends that are received by a non-U.S. shareholder, including dividends attributable to our sales of United States real property interests, will be subject to the taxation and withholding regime applicable to ordinary income dividends and the branch profits tax will not apply, provided that (1) the capital gain dividends are received with respect to a class of shares that is "regularly traded" on a domestic "established securities market" such as the NYSE, both as defined by applicable Treasury regulations, and (2) the non-U.S. shareholder does not own more than 5% of that class of shares at any time during the one-year period ending on the date of distribution of the capital gain dividends. If both of these provisions are satisfied, qualifying non-U.S. shareholders will not be subject to withholding on capital gain dividends as though those amounts were effectively connected with a United States trade or business, and qualifying non-U.S. shareholders will not be required to file United States federal income tax returns or pay branch profits tax in respect of these capital gain dividends. Instead, these dividends will be subject to United States federal income tax and withholding as ordinary dividends, currently at a 30% tax rate unless reduced by applicable treaty, as discussed below. Although there can be no assurance in this regard, we believe that our common shares have been and will remain "regularly traded" on a domestic "established securities market" within the meaning of applicable Treasury regulations; however, we can provide no assurance that our shares will continue to be "regularly traded" on a domestic "established securities market" in future taxable years.

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

        If our shares are not "United States real property interests" within the meaning of Section 897 of the IRC, then a non-U.S. shareholder's gain on sale of these shares generally will not be subject to United States federal income taxation, except that a nonresident alien individual who was in the United States for 183 days or more during the taxable year may be subject to a 30% tax on this gain. Our shares will not constitute a United States real property interest if we are a "domestically controlled REIT." A domestically controlled REIT is a REIT in which at all times during the preceding five-year period less than 50% in value of its shares is held directly or indirectly by foreign persons. We believe that we have been and will remain a domestically controlled REIT and thus a non-U.S. shareholder's gain on sale of our shares will not be subject to United States federal income taxation. However, because our shares are publicly traded, we can provide no assurance that we have been or will remain a domestically controlled REIT. If we are not a domestically controlled REIT, a non-U.S. shareholder's gain on sale of our shares will not be subject to United States federal income taxation as a sale of a United States real property interest if that class of shares is "regularly traded," as defined by applicable Treasury regulations, on an established securities market like the NYSE, and the non-U.S. shareholder has at all times during the preceding five years owned 5% or less by value of that class of shares. In this regard, because the shares of others may be redeemed, a non-U.S. shareholder's percentage interest in a class of our shares may increase even if it acquires no additional shares in that class. If the gain on the sale of our shares were subject to United States federal income taxation, the non-U.S. shareholder will generally be subject to the same treatment as a U.S. shareholder with respect to its gain, will be required to file a United States federal income tax return reporting that gain, and a corporate non-U.S. shareholder might owe branch profits tax under Section 884 of the IRC. A purchaser of our shares from a non-U.S. shareholder will not be required to withhold on the purchase price if the purchased shares are regularly traded on an established securities market or if we are a domestically controlled REIT. Otherwise, a purchaser of our shares from a non-U.S. shareholder may be required to withhold 10% of the purchase price paid to the non-U.S. shareholder and to remit the withheld amount to the IRS.

Withholding and Information Reporting

        Information reporting and backup withholding may apply to distributions or proceeds paid to our shareholders under the circumstances discussed below. The backup withholding rate is currently 28% and is scheduled to increase to 31% after 2012. Amounts withheld under backup withholding are generally not an additional tax and may be refunded by the IRS or credited against the shareholder's federal income tax liability. In the case of any in kind distributions of property by us to a shareholder, we or other applicable withholding agents will have to collect any applicable backup withholding by reducing to cash for remittance to the IRS a sufficient portion of the property that our shareholder would otherwise receive, and the shareholder may bear brokerage or other costs for this withholding procedure.

        A U.S. shareholder will be subject to backup withholding when it receives distributions on our shares or proceeds upon the sale, exchange, redemption, retirement or other disposition of our shares, unless the U.S. shareholder properly executes, or has previously properly executed, under penalties of perjury an IRS Form W-9 or substantially similar form that:

  •
  provides the U.S. shareholder's correct taxpayer identification number; and

  •
  certifies that the U.S. shareholder is exempt from backup withholding because it comes within an enumerated exempt category, it has not been notified by the IRS that it is subject to backup withholding, or it has been notified by the IRS that it is no longer subject to backup withholding.

If the U.S. shareholder has not provided and does not provide its correct taxpayer identification number on the IRS Form W-9 or substantially similar form, it may be subject to penalties imposed by the IRS, and we or other applicable withholding agents may have to withhold a portion of any distributions or proceeds paid to such U.S. shareholder. Unless the U.S. shareholder has established on a properly executed IRS Form W-9 or substantially similar form that it comes within an enumerated exempt category, distributions or proceeds on our shares paid to it during the calendar year, and the amount of tax withheld, if any, will be reported to it and to the IRS.

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

        After December 31, 2012, the reporting obligations of non-United States financial institutions and other non-United States entities for purposes of identifying accounts and investments held directly or indirectly by United States persons are increased. The failure to comply with these additional information reporting, certification and other specified requirements could result in withholding tax being imposed on payments of dividends and sales proceeds to applicable shareholders or intermediaries. Specifically, a 30% withholding tax is imposed on dividends on and gross proceeds from the sale or other disposition of our shares paid to a foreign financial institution or to a foreign nonfinancial entity, unless (1) the foreign financial institution undertakes applicable diligence and reporting obligations or (2) the foreign non-financial entity either certifies it does not have any substantial United States owners or furnishes identifying information regarding each substantial United States owner. In addition, if the payee is a foreign financial institution, it generally must enter into an agreement with the United States Treasury that requires, among other things, that it undertake to identify accounts held by applicable United States persons or United States-owned foreign entities, annually report specified information about such accounts, and withhold 30% on payments to noncertified holders. If you hold our shares through a non-United States intermediary or if you are a non-United States person, we urge you to consult your own tax advisor regarding foreign account tax compliance.

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

        Trustees and other fiduciaries of an ERISA plan may incur personal liability for any loss suffered by the plan on account of a violation of their fiduciary responsibilities. In addition, these fiduciaries may be subject to a civil penalty of up to 20% of any amount recovered by the plan on account of a violation. Fiduciaries of any IRA, Roth IRA, tax-favored account (such as an Archer MSA, Coverdell education savings account or health savings account), Keogh Plan or other qualified retirement plan not subject to Title I of ERISA, or non-ERISA plans, should consider that a plan may only make investments that are authorized by the appropriate governing instrument.

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

"Plan Assets" Considerations

        The U.S. Department of Labor, which has administrative responsibility over ERISA plans as well as non-ERISA plans, has issued a regulation defining "plan assets." The regulation generally provides that when an ERISA or non-ERISA plan acquires a security that is an equity interest in an entity and that security is neither a "publicly offered security" nor a security issued by an investment company registered under the Investment Company Act of 1940, as amended, the ERISA plan's or non-ERISA plan's assets include both the equity interest and an undivided interest in each of the underlying assets of the entity, unless it is established either that the entity is an operating company or that equity participation in the entity by benefit plan investors is not significant.

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

Item 1A.    Risk Factors

        Our business faces many risks. The risks described below may not be the only risks we face. Additional risks that we do not yet know of, or that we currently think are immaterial, may also impair our business operations or financial results. If any of the events or circumstances described in the following risks occurs, our business, financial condition or results of operations could suffer and the trading price of our securities could decline. Investors and prospective investors should consider the following risks and the information contained under the heading "Warning Concerning Forward Looking Statements" before deciding whether to invest in our securities.

Risks Related to Our Business

We may be unable to lease our properties when our leases expire.

        The weighted average remaining term of our leases in effect as of December 31, 2010 is 4.5 years based upon annual rental income and 4.3 years based upon occupied square footage. As of December 31, 2010, leases representing approximately 42.2% of our rental income and 44.9% of our occupied square footage will expire by December 31, 2013. Although we will seek to renew our leases with current tenants when these leases expire, we can provide no assurance that we will be successful in doing so. If our tenants do not renew their leases, we may be unable to enter leases with substitute tenants.

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

        To retain our status as a REIT, we are required to distribute at least 90% of our annual REIT taxable income (excluding capital gains) and satisfy a number of organizational and operational requirements to which REITs are subject. Accordingly, we generally will not be able to retain sufficient cash from operations to repay debts, invest in our properties or fund acquisitions. Our business and growth strategies depend, in part, upon our ability to raise additional capital at reasonable costs to repay our debts, invest in our properties and fund new acquisitions. Recently, there has been a significant volatility in the amount of capital available for real estate investments on a global basis. Our ability to raise reasonably priced capital is not guaranteed; we may be unable to raise reasonably priced capital because of reasons related to our business or for reasons beyond our control, such as market conditions. If we are unable to raise reasonably priced capital, our business and growth strategies may fail.

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

        Almost all of our current rents come from government tenants. Some of our leases with government tenants allow the tenants to vacate the leased premises before the stated terms of the leases expire with little or no liability. In particular:

  •
  Tenants occupying approximately 16.5% of our rentable square feet and contributing approximately 11.8% of our annualized rental income as of December 31, 2010, have currently exercisable rights to terminate their leases before the stated term of their lease expires.

  •
  In 2011, 2012, 2013, 2014, 2015, 2016, 2017 and 2019, early termination rights become exercisable by other tenants who currently occupy an additional approximately 1.9%, 2.3%, 1.0%, 2.4%, 0.3%, 3.2%, 0.4% and 1.3% of our rentable square feet, respectively, and contribute an additional approximately 2.8%, 1.9%, 1.3%, 2.6%, 0.3%, 3.7%, 0.7% and 2.3% of our annualized rental income, respectively, as of December 31, 2010.

  •
  Seven of our state government tenants have the currently exercisable right to terminate their leases if these states do not appropriate rent in their respective annual budgets. These seven tenants occupy approximately 5.6% of our rentable square feet and contribute approximately 6.2% of our annualized rental income as of December 31, 2010.

        For fiscal policy reasons, security concerns or other reasons, some or all of our government tenants may decide to vacate our properties. If a significant number of such vacancies occur, our rental income may materially decline and we may become unable to pay regular distributions to you or we may reduce the amounts of such distributions.

We currently have a concentration of properties in the Washington, DC metro area and are exposed to changes in market conditions in this area.

        Approximately 30.3% of our annualized rental income as of December 31, 2010 was received from properties located in the Washington, DC metro area. A downturn in economic conditions in this area could result in reduced demand from tenants for our properties or lower the rents that our government tenants in this area are willing to pay when our leases expire and renewal terms are negotiated. Additionally, within the past few years there has been a large number of speculative real estate developments in the Washington, DC metro area, and a surplus of newly developed space could adversely affect our ability to retain our government tenants when our leases expire.

Our failure or inability to meet certain terms of our unsecured revolving credit facility would adversely affect our business and may prevent our paying distributions to you.

        Our $500 million unsecured revolving credit facility includes various conditions to our borrowing and various financial and other covenants and events of default. We may not be able to satisfy all of these conditions or may default on some of these covenants for various reasons, including matters which are beyond our control. If we are unable to borrow under our unsecured revolving credit facility we may be unable to meet our business obligations or to grow by buying additional properties, or we may be required to sell some of our properties. If we default under our unsecured revolving credit facility at a time when borrowed amounts are outstanding under our unsecured revolving credit facility, our lenders may demand immediate payment. Any default under our outstanding unsecured revolving credit facility would likely have serious and adverse consequences to us and would likely cause the market price of our securities to materially decline and may prevent our paying distributions to you.

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

        There are three principal ways that increasing interest rates may adversely affect us and the value of an investment in our securities:

  •
  Funds borrowed under our unsecured revolving credit facility bear interest at variable rates. If interest rates increase, so will our interest costs, which could adversely affect our cash flow, our ability to pay principal and interest on our debt, our cost of refinancing our debt when it becomes due and our ability to pay distributions.

  •
  An increase in interest rates could decrease the amount buyers may be willing to pay for our properties, thereby reducing the market value of our properties and limiting our ability to sell properties or to obtain mortgage financing secured by our properties.

  •
  We expect to pay regular distributions on our Shares. When interest rates on debt investments available to investors rise, the market prices of distribution paying securities often decline. Accordingly, if interest rates rise, the market price of our Shares may decline.

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

        The current political debate about climate change has resulted in various existing and proposed treaties, laws and regulations which are intended to limit carbon emissions. We believe these treaties, laws and regulations being enacted or proposed may cause energy costs at our properties to increase, but we do not expect the direct impact of these increases to be material to our results of operations because the increased costs either would be the responsibility of our tenants directly or in large part may be passed through by us to our tenants as additional lease payments. Although we do not believe it is likely in the foreseeable future, laws enacted to mitigate climate change may make some of our buildings obsolete or cause us to make material investments in our properties which could materially and adversely affect our financial condition and results of operations.

Risks Related to Our Relationships with CWH and RMR

As long as CWH retains significant ownership of us, your ability to influence matters requiring shareholder approval will be limited.

        As of February 24, 2011, CWH owned approximately 24.6% of our outstanding Shares. For so long as CWH continues to retain a significant ownership stake in us, CWH may be able to elect all of the members of our Board of Trustees, including our Independent Trustees, and may effectively control the outcome of shareholder actions. As a result, CWH may have the ability to control all matters affecting us, including:

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

        CWH's significant ownership in us and resulting ability to effectively control us may discourage transactions involving a change of control.

CWH's ability to sell its ownership stake in us and speculation about such possible sales may adversely affect the market price of our Shares.

        CWH is not generally prohibited from selling some or all of its Shares, and CWH may do so without our approval. CWH has advised us that it does not have any current plans to sell or otherwise dispose of its Shares. However, CWH has a history of successfully divesting certain of its properties into new REITs and then selling or distributing its stake in such REITs over time. So long as CWH continues to retain significant ownership in us, the liquidity and market price of our Shares may be adversely impacted. In addition, speculation by the press, stock analysts, shareholders or others regarding CWH's intention to dispose of its Shares could adversely affect the market price of our

Shares. Accordingly, your Shares may be worth less than they would be if CWH did not have significant ownership in us.

Our management structure and our manager's other activities may create conflicts of interest.

        We have no employees. Personnel and services that we require are provided to us under contract by RMR. RMR is authorized to follow broad operating and investment guidelines and, therefore, has great latitude in determining the properties that will be proper investments for us, as well as making individual investment decisions for us. Our Board of Trustees periodically reviews our operating and investment guidelines and our properties' operations, but it does not review or approve each decision made by RMR on our behalf. In addition, in conducting periodic reviews, our Board of Trustees relies primarily on information provided to it by RMR. RMR is beneficially owned by our Managing Trustees, Barry Portnoy and Adam Portnoy. Barry Portnoy is Chairman, and Adam Portnoy is President, Chief Executive Officer and a director, of RMR. All of the members of our Board of Trustees, including our Independent Trustees, are members of one or more boards of trustees or directors of various companies managed by RMR. All of our executive officers are also executive officers of RMR. The foregoing individuals may hold equity in or positions with other companies managed by RMR. Such equity ownership and positions by our Trustees and officers could create, or appear to create, conflicts of interest with respect to matters involving us, RMR and its affiliates.

        RMR also acts as the manager for three other publicly traded REITs: CWH, which primarily owns and operates commercial office and industrial buildings and leased industrial land; SNH, which primarily owns healthcare senior living properties and medical office buildings; and HPT, which owns hotels and travel centers. RMR also provides management services to other private and public companies, including FVE, which operates senior living communities, including independent living and congregate care communities, assisted living communities, nursing homes and hospitals; and TA, which operates and franchises travel centers. These multiple responsibilities to public companies and RMR's other businesses could create competition for the time and efforts of RMR and Messrs. Barry and Adam Portnoy. Also, RMR's multiple responsibilities to us and CWH may create actual and potential conflicts of interest, and these conflicts can be especially severe in periods of financial stress.

Our management agreements with RMR were negotiated between affiliated parties and may not be as favorable to us as they would have been if negotiated between unaffiliated parties.

        We pay RMR business management fees based upon the historical cost of our investments (including acquisition costs) which at any time may be more or less than the fair market value thereof, plus an incentive fee based upon certain increases in our FFO Per Share, as defined in our business management agreement with RMR. We also pay RMR property management fees based in part upon the gross rents we collect from tenants and the costs of construction we incur. For more information, see "Business—Manager." Our fee arrangements with RMR could encourage RMR to advocate acquisitions of properties, to undertake unnecessary construction activities or to overpay for acquisitions or construction. These arrangements may also encourage RMR to discourage sales of properties by us. Although we believe we benefit from our management by RMR, our management agreements were negotiated between affiliated parties, and the terms, including the fees payable to RMR, may not be as favorable to us as they would have been were they negotiated on an arm's length basis between unaffiliated parties.

Our management agreements with RMR may discourage our change of control.

        Termination of our management agreements with RMR would be a default under our unsecured revolving credit facility unless approved by a majority of our lenders. RMR is able to terminate its management agreements with us if we experience a change of control. The quality and depth of management available to us by contracting with RMR may not be able to be duplicated by our being a self managed company or by our contracting with unrelated third parties, without considerable cost increases. For these reasons, our management agreements may discourage a change of control of us.

The potential for conflicts of interest as a result of our management structure may provoke dissident shareholder activities that result in significant costs.

        In the past, in particular following periods of financial distress or volatility in the market price of a company's securities, shareholder litigation, dissident trustee nominations and dissident proposals have often been instituted against companies alleging conflicts of interest in business dealings with trustees, affiliated persons and entities. Our relationship with RMR, with Messrs. Barry and Adam Portnoy and with RMR affiliates may precipitate such activities. These activities, if instituted against us, could result in substantial costs and a diversion of our management's attention and resources, even if they are without merit.

Provisions in the transaction agreement and our management agreements with RMR may restrict our investment activities and create conflicts of interest.

        The transaction agreement we entered with CWH at the time of our IPO and our management agreements with RMR restrict our ability to make investments in properties that are within the investment focus of another business now or in the future managed by RMR. In addition, RMR has discretion to determine whether a particular investment opportunity is within our investment focus or that of another business managed by RMR. As a result of these contractual provisions, we have limited ability to invest in properties that are within the investment focus of other businesses managed by RMR or properties that are not, at the time of our investment, properties majority leased to government tenants. These agreements do not restrict our ability, or the ability of other businesses managed by RMR, to lease properties to any particular tenant, and, as a result, we may compete with other businesses managed by RMR for tenants. Our management agreements afford RMR discretion to determine which leasing opportunities to present to us or to other businesses managed by RMR. Accordingly, we may compete with other businesses managed by RMR for investments in properties that are not within the investment focus of us or another business managed by RMR and for tenants. There is no assurance that any conflicts of interest created by such competition will be resolved in our favor.

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

We may experience losses from our business dealings with Affiliates Insurance Company.

        We have invested approximately $5.2 million in Affiliates Insurance Company, or AIC, we have purchased substantially all our property insurance in a program designed and reinsured in part by AIC, and we are currently investigating the possibilities to expand our relationship with AIC to other types of insurance. Our principal reason for investing in AIC and for purchasing insurance in these programs is to seek to improve our financial results by obtaining improved insurance coverages at lower costs than may be otherwise available to us or by participating in any profits which we may realize as an owner of AIC. AIC's business involves the risks typical of insurance businesses. Accordingly, our anticipated financial benefits from our business dealings with AIC may be delayed or not achieved, and we may experience losses from these dealings.

Risks Related to Our Organization and Structure

Ownership limitations and anti-takeover provisions in our Declaration of Trust and Bylaws, as well as certain provisions of Maryland and other laws, may prevent our shareholders from receiving a takeover premium or implementing beneficial changes.

        Our Declaration of Trust prohibits any shareholder other than CWH, RMR and their affiliates from owning more than 9.8% of the number or value of our Shares or of any other class or series of our outstanding shares. This provision of our Declaration of Trust is intended to assist with our REIT compliance under the IRC and otherwise to promote our orderly governance. However, this provision also inhibits acquisitions of a significant stake in us and may prevent a change in our control. Additionally, many provisions contained in our Declaration of Trust and Bylaws and under Maryland and other laws may further deter persons from attempting to acquire control of us and implement changes that may be beneficial to shareholders, including, for example, provisions relating to:

  •
  the division of our Trustees into three classes, with the term of one class expiring each year, and in each case, until a successor is elected and qualifies, which could delay a change in our control;

  •
  required qualifications for an individual to serve as a trustee and a requirement that certain of our trustees be "Managing Trustees" and other trustees be "Independent Trustees";

  •
  limitations on the ability of shareholders to propose nominees for election as trustees and propose other business for a meeting of shareholders;

  •
  the two-thirds shareholder vote required for removal of trustees;

  •
  the authority of our Board of Trustees, and not our shareholders, to adopt, amend or repeal our Bylaws;

  •
  the fact that only the Board of Trustees may call shareholder meetings and that shareholders are not entitled to act without a meeting;

  •
  because of our ownership of AIC, we are an insurance holding company under applicable state law; accordingly, anyone who intends to solicit proxies for a person to serve as one of our Trustees for another proposal of business not approved by our Board of Trustees may be required to receive pre-clearance from the concerned insurance regulators;

  •
  a requirement that a shareholder who desires to nominate a person for election as trustee or to propose other business not approved by our Board of Trustees at a meeting of our shareholders that would cause a breach or default of any debt instrument or agreement or other material agreement of ours, to provide (i) evidence of the lender's or contracting party's willingness to waive the breach of covenant or default or (ii) a detailed plan for repayment of the applicable indebtedness or curing the contractual breach or default and satisfying any resulting damage, in each case, satisfactory to our Board of Trustees; and

  •
  the authority of our Board of Trustees to adopt certain amendments to our Declaration of Trust without shareholder approval, including the authority to increase or decrease the aggregate number of authorized shares, to create new classes or series of shares (including a class or series of shares that could delay or prevent a transaction or a change in our control that might involve a premium for our shares), to increase or decrease the authorized number of shares of any class or series, and to classify or reclassify any unissued shares from time to time by setting or changing the preferences, conversion or other rights, voting powers, restrictions, limitations as to distributions, qualifications or terms or conditions of redemption of our shares or any new class or series of shares created by our Board of Trustees.

        In addition, certain provisions of Maryland law may have an anti-takeover effect. For all of these reasons, our shareholders may be unable to realize a change of control premium for our shares they own or otherwise effect a change of our policies.

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

        Our Bylaws and indemnity contracts require us to indemnify any present or former trustee or officer, to the maximum extent permitted by Maryland law, who is made or threatened to be made a party to a proceeding by reason of his or her service in that capacity. In addition, we may be obligated to pay or reimburse the expenses incurred by our present and former Trustees and officers without requiring a preliminary determination of their ultimate entitlement to indemnification. As a result, we and our shareholders may have more limited rights against our present and former Trustees and officers than might otherwise exist absent the provisions in our Bylaws and indemnity contracts or that might exist with other companies, which could limit your recourse in the event of actions not in your best interest.

Disputes with CWH and RMR and shareholder litigation against us or our trustees and officers may be referred to arbitration proceedings.

        Our contracts with CWH and RMR provide that any dispute arising under those contracts may be referred to binding arbitration proceedings. Similarly our Declaration of Trust and Bylaws provide that actions by our shareholders against us or against our Trustees and officers, including derivative and class actions, may be referred to binding arbitration proceedings. As a result, we and our shareholders would not be able to pursue litigation for these disputes in courts against CWH, RMR or our Trustees and officers if the disputes were referred to arbitration. In addition, the ability to collect attorneys' fees or other damages may be limited in the arbitration proceedings, which may discourage attorneys from agreeing to represent parties wishing to commence such a proceeding.

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

Risks Related to Our Taxation

The loss of our tax status as a REIT for U.S. federal income tax purposes could have significant adverse consequences.

        As a REIT, we generally do not pay federal and state income taxes. However, actual qualification as a REIT under the IRC depends on satisfying complex statutory requirements, for which there are only limited judicial and administrative interpretations. We believe we have been organized and have operated, and will continue to be organized and to operate, in a manner that qualified and will continue to qualify us to be taxed under the IRC as a REIT. However, we cannot assure that, upon review or audit, the IRS will agree with this conclusion. Maintaining our status as a REIT will require us to continue to satisfy certain tests concerning, among other things, the nature of our assets, the sources of our income and the amounts we distribute to our shareholders. In order to meet these requirements, it may be necessary for us to sell or forego attractive investments. If we cease to be a REIT, then our ability to raise capital might be adversely affected, we will be in breach under our unsecured revolving credit facility, we may be subject to material amounts of federal and state income taxes and the value of our Shares likely would decline. In addition, if we lose or revoke our tax status as a REIT for a taxable year, we will generally be prevented from requalifying as a REIT for the next four taxable years.

Distributions to shareholders generally will not qualify for reduced tax rates.

        The maximum tax rate for dividends payable by U.S. corporations to individual stockholders is 15% through 2012. Distributions paid by REITs, however, generally are not eligible for this reduced rate. The more favorable rates for corporate dividends may cause investors to perceive that investment in REITs is less attractive than investment in non-REIT corporations that pay dividends, thereby reducing the demand and market price of our Shares.

Risks Related to Our Securities

There is no assurance that we will continue to make distributions.

        We intend to continue to pay regular quarterly distributions to our shareholders. However:

  •
  our ability to pay distributions will be adversely affected if any of the risks described herein occur;

  •
  our payment of distributions is subject to compliance with restrictions contained in our unsecured revolving credit facility; and

  •
  any distributions will be made in the discretion of our Board of Trustees and will depend upon various factors that our Board of Trustees deems relevant, including our financial condition, maintenance of our REIT tax status, and our ability to access capital. Differences between our income for financial reporting purposes and for applicable federal income tax purposes may also affect the determination of our common share distributions. There are no assurances of our ability to pay distributions in the future. In addition, our distributions in the past have included, and may in the future include, a return of capital.

        For these reasons, among others, our distribution rate may decline or we may cease making distributions.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        General.    As of December 31, 2010, we owned 55 properties where almost all of the rentable square feet is leased to government tenants: 44 of these properties, with approximately 5.6 million rentable square feet, are primarily leased to the U.S. Government and 11 of these properties, with approximately 1.2 million rentable square feet, are leased to the States of California, Maryland, Massachusetts, Minnesota, New Jersey, and South Carolina. As of December 31, 2010, our investments in these properties totaled approximately $1.0 billion. In addition, we acquired three properties in February 2011. One property, located in Quincy, MA with 92,549 rentable square feet, is primarily leased to the Commonwealth of Massachusetts and occupied by the Registry of Motor Vehicles. Two properties, located in Woodlawn, MD with 182,561 rentable square feet, are leased to the U.S. Government and occupied by the Social Security Administration.

        The following table provides certain information about our properties as of December 31, 2010:

Property Location(1)	Year Built(2)	Rentable Square Feet	Primary Agency Occupant(s)
Phoenix, AZ	1997	97,145	Federal Bureau of Investigation
Tucson, AZ	1993	34,500	Drug Enforcement Administration
Safford, AZ	1992	36,139	Bureau of Land Management
Fresno, CA	1971	531,976	Internal Revenue Service
Sacramento, CA	1988	163,840	California Department of Finance
Sacramento, CA	1993	110,500	California National Guard
San Diego, CA	1981	141,634	Military Entrance Processing Station
San Diego, CA	1996	147,955	Drug Enforcement Administration
San Diego, CA	1986	43,918	California Department of Water Quality Control Board California Department of Motor Vehicles
San Diego, CA	1994	94,272	Federal Bureau of Investigation
Golden, CO	1997	43,232	Environmental Protection Agency
Lakewood, CO(3)	1988	166,745	National Park Service
Lakewood, CO	1981	71,208	National Business Center
Lakewood, CO	1981	70,904	National Business Center
Lakewood, CO	1981	70,884	National Business Center
Washington, DC	2002	339,541	U.S. Citizenship and Immigration Services Department of Justice
Washington, DC	1989	154,530	Defense Nuclear Facilities Safety Board
Tampa, FL(3)	2008	67,916	Department of Veterans Affairs
Atlanta, GA	1967	37,554	Centers for Disease Control
Atlanta, GA	2000	151,252	Centers for Disease Control
Atlanta, GA	1968	32,828	Centers for Disease Control
Atlanta, GA	1968	32,158	Centers for Disease Control
Atlanta, GA	1968	99,084	Centers for Disease Control
Atlanta, GA	2001	128,390	Centers for Disease Control
Savannah, GA	1990	35,228	Federal Bureau of Investigation
Arlington Heights, IL	2002	57,770	Occupational Health and Safety Administration
Kansas City, KS	1990	170,817	Housing & Urban Development
Boston, MA	1988	132,876	MA Department of Environmental Affairs
Malden, MA	2008	125,521	MA Department of Education
Stoneham, MA	1987	97,777	Internal Revenue Service
Germantown, MD	1995	80,550	Department of Energy
Baltimore, MD	1986	84,674	Maryland Department of Human Resources Maryland Department of Health & Mental Hygiene Maryland Transit Administration
Landover, MD(3)	2004	266,000	Defense Intelligence Agency
Riverdale, MD	1994	337,500	Department of Agriculture
Rockville, MD	1986	188,444	Food and Drug Administration
Detroit, MI	2009	55,966	U.S. Citizenship & Immigration Service
Minneapolis, MN	1980	200,346	U.S. Government—Various Agencies
Roseville, MN	1987	61,426	Minnesota State Lottery
Kansas City, MO	1995	98,073	Financial Management Service
Nashua, NH	1997	321,800	U.S. Postal Service
Trenton, NJ	1989	266,995	NJ Department of Treasury
Albuquerque, NM	1984	29,045	Bureau of Land Management
Buffalo, NY	1994	124,647	U.S. Citizenship and Immigration Services Department of Justice
Oklahoma City, OK	1992	185,881	Internal Revenue Service
Columbia, SC	1982	50,947	South Carolina Public Service Commission
Columbia, SC	1985	71,580	South Carolina Department of Labor, Licensing & Regulation
Columbia, SC	1982	58,085	South Carolina Technical College System
Memphis, TN	1985	204,694	U.S. Courts
Waco, TX	1997	137,782	Department of Veterans Affairs
Falls Church, VA	1993	164,746	Defense Information Systems Agency
Burlington, VT	2009	26,609	U.S. Citizenship and Immigration Services
Richland, WA	1995	92,914	Department of Energy
Richland, WA	1995	47,238	Department of Energy
Falling Waters, WV	1993	36,818	Department of Veterans Affairs
Cheyenne, WY	1995	122,647	Bureau of Land Management

Average Age / Total: 25 states and D.C.	20.2 years	6,803,501

(1)
Locations consisting of separate buildings within an office park are described as separate properties in this chart.

(2)
Year built is year developed or year substantial renovations were completed. Substantial renovations are those costing in excess of 25% of our historical investment in the property.

(3)
Property is collateral for a mortgage loan.

        At December 31, 2010, three properties with an aggregate investment amount of $87.3 million were encumbered by mortgage notes payable totaling $44.4 million.

Item 3.    Legal Proceedings

        In the ordinary course of business we expect to become involved in litigation incidental to our business; however, we are not aware of any pending legal proceeding affecting us or any of our properties for which we might become liable or the outcome of which we expect to have a material impact on us.

Item 4.    [Removed and Reserved.]

 PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our Shares have traded on the NYSE (symbol: GOV) since June 3, 2009. The following table sets forth for the periods indicated the high and low sale prices for our Shares as reported by the NYSE:

	High	Low
2009
June 3, 2009 to June 30, 2009	$20.53	$17.76
Third Quarter	24.35	19.01
Fourth Quarter	25.50	21.79
2010
First Quarter	$26.01	$21.64
Second Quarter	28.40	23.95
Third Quarter	28.53	24.65
Fourth Quarter	28.28	25.41

        The closing price of our Shares on the NYSE on February 18, 2010, was $26.58 per Share.

        As of February 18, 2010, there were 60 shareholders of record, and we estimate that as of such date there were in excess of 20,600 beneficial owners of our Shares

        Information about our distributions paid to common shareholders is summarized in the table below. Share distributions are generally paid in the quarter following the quarter to which they relate.

	Distributions Paid Per Common Share
	2009		2010
First Quarter	$—		$0.40
Second Quarter	—		0.40
Third Quarter	—		0.41
Fourth Quarter	0.50	(1)	0.41

Total	$0.50		$1.62

(1)
This distribution includes $0.10 relating to our operations from our June 8, 2009 IPO through June 30, 2009, and $0.40 relating to the quarter ended September 30, 2009.

        All Share distributions shown in the table above have been paid. Our current quarterly distribution rate is $0.41 per Share ($1.64 on an annualized basis). However, the timing and amount of our distributions will be at the discretion of our Board of Trustees and will depend on various factors that our Board of Trustees deems relevant, including our results of operations, our financial condition, our capital requirements, our FFO, our cash available for distribution, restrictive covenants in our financial or other contractual arrangements, general economic conditions and restrictions under Maryland law. Therefore, there can be no assurance that we will continue to pay distributions in the future or that the amount of any distributions we do pay will not decrease.

Item 6.    Selected Financial Data

        The following table sets forth selected financial data for the periods and dates indicated. This data should be read in conjunction with, and is qualified in its entirety by reference to, Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and accompanying notes included in this Annual Report on Form 10-K. The consolidated operating information for the years ended, and the balance sheet information as of December 31, 2010 and 2009 have been derived from our audited consolidated financial statements for the period of time for which we have been a separate public company and from certain financial information of CWH for periods prior to our becoming a separate public company. The consolidated operating information for the years ended December 31, 2008, 2007 and 2006 and the balance sheet information as of December 31, 2008, 2007 and 2006 have been derived from the financial statements of CWH. The selected financial data below does not necessarily reflect what our results of operations and financial position would have been if we had operated as a stand alone company during all periods presented, and should not be relied upon as an indicator of our future performance. Amounts are in thousands, except per Share data.

	2010	2009	2008	2007	2006
Operating information
Rental income	$116,768	$78,957	$75,425	$73,050	$70,861

Expenses:
Real estate taxes	12,177	8,546	7,960	7,247	7,106
Utility expenses	9,064	6,325	6,229	5,555	5,341
Other operating expenses	19,486	12,232	12,159	11,140	11,451
Depreciation and amortization	24,239	15,172	14,182	13,832	13,205
Acquisition related costs	5,750	1,032	—	—	—
General and administrative	7,055	4,058	2,984	2,906	2,774

Total expenses	77,771	47,365	43,514	40,680	39,877
Operating income	38,997	31,592	31,911	32,370	30,984
Interest income	103	53	37	88	84
Interest expense	(7,351)	(5,556)	(141)	(359)	(558)
Loss on extinguishment of debt	(3,786)	—	—	—	—
Equity in losses of an investee	(1)	(15)	—	—	—

Income before income tax expense	27,962	26,074	31,807	32,099	30,510
Income tax expense	(167)	(93)	—	—	—

Net income	$27,795	$25,981	$31,807	$32,099	$30,510

Earnings per Share:
Net income	$0.81	$1.72	N/A	N/A	N/A

Common distributions paid per Share	$1.61	$0.50	N/A	N/A	N/A

	2010	2009	2008	2007	2006
					(unaudited)
Balance sheet information
Total real estate investments (before depreciation)	$977,493	$576,757	$490,475	$488,077	$486,212
Total assets (after depreciation)	951,288	514,813	419,774	431,010	440,521
Total debt	164,428	144,375	134	3,592	6,755

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following information should be read in conjunction with our consolidated financial statements and accompanying notes included elsewhere in this Annual Report on Form 10-K.

OVERVIEW

        As of December 31, 2010, we owned 55 properties located in 25 states and the District of Columbia containing approximately 6.8 million rentable square feet. The U.S. Government and state governments are our primary tenants, representing 93.0% and 93.7% of our annualized rental income as of December 31, 2010 and 2009, respectively.

Property Operations

        As of December 31, 2010, 96.1% of our rentable square feet were leased, compared to 99.9% of our rentable square feet as of December 31, 2009. Occupancy data for 2010 and 2009 is as follows (square feet in thousands):

	All Properties		Comparable Properties(1)
	December 31,		December 31,
	2010	2009	2010	2009
Total properties	55	33	29	29
Total square feet	6,804	3,957	3,304	3,304
Percent leased(2)	96.1%	99.9%	100.0%	100.0%

(1)
Based on properties we owned on December 31, 2010 and that were owned by us or CWH continuously since January 1, 2009.

(2)
Percent leased includes (i) space being fitted out for occupancy pursuant to signed leases, if any, and (ii) space which is leased, but is not occupied or is being offered for sublease by tenants, if any.

        We believe that leasing market conditions generally stabilized during 2010, but remain weak in most U.S. markets. However, the historical experience of our manager, RMR, has been that government tenants frequently renew leases to avoid the costs and disruptions that may result from relocating their operations. We believe that the expected increase in government regulation resulting from the healthcare and financial reform legislation will increase the U.S. Government's demand for leased office space. Similarly, we believe that budgetary pressures may cause an increased demand for leased space, as opposed to government owned space, among government tenants generally and especially among state and local government tenants. For these and other reasons we believe that occupancy at our government leased properties may outperform national market averages. However, several members of Congress have recently announced intentions to scale back government expansion plans enacted in the past two years. There are too many variables for us to reasonably project what the financial impact of market conditions and political events will be on our results for future periods.

        Lease renewals and rental rates at which available space in our properties may be relet in the future will depend, in part, on prevailing market conditions at that time. Lease expirations at our properties by year, as of December 31, 2010, are as follows (square feet and dollars in thousands):

Year(1)	Expirations of Occupied Square Feet(2)	Percent of Total	Cumulative % of Total	Rental Income Expiring(3)	Percent of Total	Cumulative % of Total
2011	853	13.1%	13.1%	20,096	13.0%	13.0%
2012	1,052	16.1%	29.2%	27,920	18.1%	31.1%
2013	1,027	15.7%	44.9%	17,095	11.1%	42.2%
2014	389	6.0%	50.9%	8,006	5.2%	47.4%
2015	1,026	15.7%	66.6%	22,808	14.8%	62.2%
2016	334	5.1%	71.7%	8,679	5.6%	67.8%
2017	498	7.6%	79.3%	9,841	6.4%	74.2%
2018	329	5.0%	84.3%	12,953	8.4%	82.6%
2019	665	10.2%	94.5%	15,803	10.2%	92.8%
2019 and thereafter	363	5.5%	100.0%	10,991	7.2%	100.0%

Total	6,536	100.0%		$154,192	100.0%

Weighted average remaining lease term (in years)	4.3			4.5

(1)
The year of lease expiration is pursuant to current contract terms. Some government tenants have the right to vacate their space before the stated expirations of their leases. As of December 31, 2010, government tenants occupying approximately 16.5% of our rentable square feet and responsible for approximately 11.8% of our annualized rental income as of December 31, 2010 have currently exercisable rights to terminate their leases before the stated expirations. Also in 2011, 2012, 2013, 2014, 2015, 2016, 2017 and 2019, early termination rights become exercisable by other government tenants who currently occupy approximately 1.9%, 2.3%, 1.0%, 2.4%, 0.3%, 3.2%, 0.4% and 1.3% of our rentable square feet, respectively, and are responsible for approximately 2.8%, 1.9%, 1.3%, 2.6%, 0.3%, 3.7%, 0.7% and 2.3% of our rental income as of December 31, 2010, respectively. In addition, seven of our state government tenants have currently exercisable rights to terminate their leases if these states do not annually appropriate rent amounts in their respective annual budgets. These seven tenants occupy approximately 5.6% of our rentable square feet and are responsible for approximately 6.2% of our rental income as of December 31, 2010.

(2)
Occupied square feet is pursuant to signed leases as of December 31, 2010, and includes (i) space being fitted out for occupancy, if any, and (ii) space which is leased but is not occupied, if any.

(3)
Rental income is the annualized rents from our tenants pursuant to signed leases as of December 31, 2010, plus estimated expense reimbursements; and excludes lease value amortization.

        The U.S. Government and six state governments were responsible for approximately 93.0% of our annual rental income as of December 31, 2010. The U.S. Government and four state governments were responsible for approximately 93.7% of our annual rental income as of December 31, 2009. The U. S. Government is our largest tenant and was responsible for approximately 78.2% and 83.1% of our rental income as of December 31, 2010 and 2009, respectively.

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

        In April 2010, we acquired two office properties for an aggregate purchase price of $31,000, excluding acquisition costs. The first property is located in Burlington, VT and contains 26,609 rentable square feet. The purchase price was $9,700, excluding acquisition costs. The second property is located in Detroit, MI and contains 55,966 rentable square feet. The purchase price was $21,300, excluding acquisition costs. Both of these properties are 100% leased to the U.S. government and occupied by the U.S. Citizenship and Immigration Service.

        In May 2010, we acquired an office property located in Malden, MA that contains 125,521 rentable square feet. This property is 100% leased to the Commonwealth of Massachusetts and occupied as the headquarters for the Massachusetts Department of Education. The purchase price was $40,500, excluding acquisition costs.

        In June 2010, we entered a series of agreements with certain subsidiaries of CWH for the purchase of 15 properties with approximately 1.9 million rentable square feet for an aggregate purchase price of $231,000, excluding acquisition costs, and shortly thereafter acquired three of these properties with 304,733 rentable square feet for $40,380, excluding acquisition costs. In July 2010, we acquired five of these properties that contain 441,284 rentable square feet for an aggregate purchase price of $48,339, excluding acquisition costs. In August 2010, we acquired two of these properties that contain 287,406 rentable square feet for an aggregate purchase price of $75,316, excluding acquisition costs. In September 2010, we acquired the remaining five of these properties that contain 837,107 rentable square feet for an aggregate purchase price of $66,965, excluding acquisition costs. These properties are majority leased to the U.S. Government and the State of South Carolina and are occupied by various federal and state government agencies.

        In October 2010, we acquired an office property located in Tampa, FL with 67,917 rentable square feet. This property is 100% leased to the U.S. Government and occupied by the Department of Veterans Affairs. The purchase price was $13,500, which includes the assumption of $9,755 of mortgage debt that is not currently prepayable and excludes acquisition costs.

        In December 2010, we acquired an office property located in Trenton, NJ with 266,995 rentable square feet. This property is 96% leased to 15 tenants, of which 65% is leased to the State of New Jersey and occupied by the New Jersey Department of the Treasury. The U.S. Government also occupies 10% of the property, including space occupied by the Department of Justice and the Internal Revenue Service. The purchase price was $46,050, excluding acquisition costs.

        In September 2010, we entered into a purchase and sale agreement to acquire an office property located in Quincy, MA with 92,549 rentable square feet. This property is 100% leased to four tenants, of which 90% is leased to the Commonwealth of Massachusetts and occupied by the Registry of Motor Vehicles as its headquarters. We completed the purchase of this property in February 2011 for $14,000, excluding acquisition costs.

        In November 2010, we entered into a purchase and sale agreement to acquire two office properties in Woodlawn, MD with 182,561 rentable square feet. The properties are 100% leased to two tenants, of which 94% is leased to the U.S. Government and occupied by the Social Security Administration. We completed the purchase of this property in February 2011 for $28,000, excluding acquisition costs.

Financing Activities (dollar amounts in thousands, except per share amounts)

        In January 2010, we sold 9,775,000 of our Shares in a public offering at a price of $21.50 per Share and raised net proceeds of $199,030. The funds from this offering were used to reduce amounts outstanding under our initial $250,000 secured revolving credit facility and to fund our business activities, including some of our acquisitions.

        In January 2010, we assumed a mortgage with an outstanding balance of $10,396 and a fair value of $11,458 as part of our Lakewood, CO acquisition. This note requires interest at 8.15% and is amortized on a 20 year schedule until maturity in March 2021. We recorded a $1,062 premium on this assumed debt, which reduced its effective interest rate to 6.15%, because we believed the interest rate payable under this mortgage was above the rate we would have had to pay for debt with the same maturity at the time we assumed this obligation.

        In February 2010, we assumed a mortgage of $24,800 as part of our Landover, MD property acquisition. The note requires interest at 6.21%. No principal payment is required until September 2011, at which time the note is amortized on a 30 year schedule until its maturity in August 2016. We estimated that the terms of this note were at market value at the time of this loan assumption.

        In August 2010, we sold 9,200,000 of our Shares in a public offering at $25.00 per share and raised net proceeds of $219,900. The funds from this offering were used to reduce amounts outstanding under our secured revolving credit facility and to fund our business activities, including some of our acquisitions.

        In October, 2010, we replaced our initial $250,000 secured revolving credit facility with our $500,000 unsecured revolving credit facility. Our unsecured revolving credit facility has a maturity date of October 28, 2013 and, subject to certain conditions and the payment of a fee, we may extend the maturity date to October 28, 2014. Interest under the new unsecured revolving credit facility is based upon LIBOR plus a spread that is subject to adjustment based on changes to our senior unsecured debt ratings. We believe the financial and restrictive covenants applicable to us under our unsecured revolving credit facility are similar to the financial and restrictive covenants for other REITs that have investment grade senior unsecured debt ratings.

        In October 2010, we assumed a mortgage of $9,755 as part of our Tampa, FL property acquisition. This note requires interest at 7.00% and is amortized on a 30 year schedule until maturity in March 2019. We recorded a $1,148 premium on this assumed debt, which reduced its effective interest rate to 5.15%, because we believed the interest rate payable under this mortgage was above the rate we would have had to pay for debt with the same maturity at the time we assumed this obligation.

RESULTS OF OPERATIONS (dollar amounts in thousands, except per share amounts)

Year Ended December 31, 2010, Compared to Year Ended December 31, 2009

	Year Ended December 31,
	2010	2009	$ Change	% Change
	(in thousands, except per share data)
Rental income	$116,768	$78,957	$37,811	47.9%

Expenses:
Real estate taxes	12,177	8,546	3,631	42.5%
Utility expenses	9,064	6,325	2,739	43.3%
Other operating expenses	19,486	12,232	7,254	59.3%
Depreciation and amortization	24,239	15,172	9,067	59.8%
Acquisition related costs	5,750	1,032	4,718	457.2%
General and administrative	7,055	4,058	2,997	73.9%

Total expenses	77,771	47,365	30,406	64.2%

Operating income	38,997	31,592	7,405	23.4%
Interest income	103	53	50	94.3%
Interest expense	(7,351)	(5,556)	(1,795)	32.3%
Loss on extinguishment of debt	(3,786)	—	(3,786)	100.0%
Equity in losses of investee	(1)	(15)	14	93.3%

Income before income tax expense	27,962	26,074	1,888	7.2%
Income tax expense	(167)	(93)	(74)	79.6%

Net income	$27,795	$25,981	$1,814	7.0%

Weighted average Shares outstanding	34,341	15,082	19,259	127.7%

Earnings per Share:
Net income	$0.81	$1.72	$(0.91)	(52.9)%

        Rental income.    The increase in rental income between 2010 and 2009 primarily reflects the effects of property acquisitions. Rental income at the properties we owned continuously in both years declined slightly in 2010 due primarily to non-recurring construction fee income earned in 2009. Rental income includes non-cash straight line rent adjustments totaling approximately ($5) in 2010 and ($452) in 2009 and amortization of acquired real estate leases and obligations totaling approximately ($34) in 2010 and $281 in 2009.

        Real estate taxes.    The increase in real estate taxes reflects 2010 and 2009 acquisitions partially offset by the effect of lower assessed values for certain of our properties.

        Utility expenses.    The increase in utility expenses primarily reflects the effects of 2010 and 2009 property acquisitions.

        Other operating expenses.    The increase in other operating expenses primarily reflects our 2010 and 2009 property acquisitions.

        Depreciation and amortization.    The increase in depreciation and amortization reflects the effect of our property acquisitions and the amortization of leasing costs incurred and improvements made to some of our properties during 2010 and 2009.

        Acquisition related costs.    The increase in acquisition related costs resulted from our increased acquisition activities in 2010.

        General and administrative.    The increase in general and administrative expense primarily reflects the effect of our property acquisitions and the difference between actual costs for legal, accounting, trustees fees, internal audit expenses, share grant awards and other administrative expenses compared to our allocation of general and administrative expense from CWH prior to our becoming a separate public company in June 2009.

        Interest income.    The increase in interest income is the result of our having a higher average amount of investable cash during the year ended December 31, 2010.

        Interest expense.    The increase in interest expense reflects larger outstanding borrowings under our revolving credit facilities compared to the same period in 2009 and interest expense related to the three mortgages we assumed in connection with certain of our 2010 acquisitions, partially offset by a lower weighted average interest rate for borrowings under our revolving credit facilities in 2010.

        Loss on extinguishment of debt.    The loss on extinguishment of debt is the result of our write off of remaining unamortized financing costs associated with our terminated initial $250,000 secured revolving credit facility.

        Equity in losses of investee.    The equity in losses of investee is our proportionate share of the losses as an investor in AIC.

        Income tax expense.    The increase in income tax expense is a result of our higher operating income in 2010 which is subject to state income taxes in certain jurisdictions.

        Net income and net income per Share.    Our net income for the year ended December 31, 2010 increased as compared to the year ended December 31, 2009 as a result of the changes noted above. On a per Share basis, the percentage increase in net income is lower due to our issuance of Shares in 2009 and 2010.

Year Ended December 31, 2009, Compared to Year Ended December 31, 2008

	Year Ended December 31,
	2009	2008	$ Change	% Change
	(in thousands, except per share data)
Rental income	$78,957	$75,425	$3,532	4.7%

Expenses:
Real estate taxes	8,546	7,960	586	7.4%
Utility expenses	6,325	6,229	96	1.5%
Other operating expenses	12,232	12,159	73	0.6%
Depreciation and amortization	15,172	14,182	990	7.0%
Acquisition related costs	1,032	—	1,032	100.0%
General and administrative	4,058	2,984	1,074	36.0%

Total expenses	47,365	43,514	3,851	8.9%

Operating income	31,592	31,911	(319)	(1.0)%
Interest income	53	37	16	43.2%
Interest expense	(5,556)	(141)	(5,415)	3,840.4%
Equity in losses of investee	(15)	—	(15)	100.0%

Income before income tax expense	26,074	31,807	(5,733)	(18.0)%
Income tax expense	(93)	—	(93)	100.0%

Net income	$25,981	$31,807	$(5,826)	(18.3)%

Weighted average Shares outstanding	15,082	—	15,082	—

Earnings per Share:
Net income	$1.72	N/A	N/A	N/A

        Rental income.    The increase in rental income between 2009 and 2008 primarily reflects the effects of property acquisitions, rent increases from new leases and leases renewed during 2008 at our properties, net of one lease renewed at a rate lower than its historical rate. The increase also includes contractual expense reimbursements based upon changes in the consumer price index and changes in real estate tax expense. Rental income includes non-cash straight line rent adjustments totaling approximately ($452) in 2009 and ($249) in 2008 and amortization of acquired real estate leases and obligations totaling approximately $281 in 2009 and $352 in 2008.

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

        Acquisition related costs.    The increase in acquisition costs reflects the costs associated with our acquisitions in August and December 2009. Prior to January 2009, such costs were capitalized into the total cost of acquiring a property.

        General and administrative.    The increase in general and administrative expense primarily reflects the increased costs for legal, accounting, trustees fees, internal audit expenses, share grant awards and other administrative expenses as a result of our becoming a separate public company.

        Interest income.    The increase in interest income is the result of our having a higher average amount of investable cash during the year ended December 31, 2009.

        Interest expense.    The increase in interest expense reflects our borrowing under our secured revolving credit facility for acquisitions, working capital and other business purposes. Interest expense for 2009 also includes $1,551 for the amortization of deferred financing fees. The deferred financing fees were incurred in connection with entering our secured revolving credit facility in April 2009.

        Equity in losses of investee.    The equity in losses of investee is our proportionate share of the losses as an investor in AIC.

        Income tax expense.    The increase in income tax expense reflects state taxes paid in 2009 as a result of our becoming a separate public company.

        Net income.    Our net income for the year ended December 31, 2009 decreased as compared to the year ended December 31, 2008 as a result of the changes noted above.

LIQUIDITY AND CAPITAL RESOURCES

Our Operating Liquidity and Resources (dollar amounts in thousands).

        Our principal source of funds to meet operating expenses and pay distributions on our Shares is rental income from our properties. We believe that our operating cash flow will be sufficient to pay our operating expenses, debt service and distributions on our Shares for the next twelve months and the foreseeable future after the next twelve months. Our future cash flows from operating activities will depend primarily upon our ability to:

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

        Our changes in cash flows in the year ended December 31, 2010 compared to the same period in 2009 was as follows: (i) cash flow provided by operating activities increased from $40,074 in 2009 to $59,149 in 2010; (ii) cash used in investment activities increased from $105,185 in 2009 to $394,693 in 2010; and (iii) cash provided by financing activities increased from $66,492 in 2009 to $336,503 in 2010.

        The increase in cash provided by operating activities between 2010 and 2009 is due primarily to cash flows from properties acquired after October 1, 2009, and changes in our working capital. The increase in cash used in investing activities between 2010 and 2009 is primarily due to our increased property acquisition activities in 2010. The increase in cash provided by financing activities between 2010 and 2009 is primarily due to an increase in proceeds from the issuances of approximately 19 million of our shares in 2010 as opposed to the issuance of approximately 11.5 million of our shares in 2009 in connection with our IPO; and the 2009 distribution to CWH prior to our IPO.

Our Investment and Financing Liquidity and Resources (dollar amounts in thousands, except per Share amounts).

        In order to fund acquisitions and to accommodate cash needs that may result from timing differences between our receipt of rents and our desire or need to make distributions or pay operating or capital expenses, we maintain our $500,000 unsecured revolving credit facility from a syndicate of financial institutions. This facility replaced our initial $250,000 secured revolving credit facility in October 2010. Our unsecured revolving credit facility matures on October 28, 2013 and we may extend the maturity date to October 28, 2014, subject to meeting certain conditions and payment of a fee. At December 31, 2010, there was $118,000 outstanding and $382,000 available for borrowings under our unsecured revolving credit facility, and we had cash and cash equivalents of $2,437. We expect to use cash balances, borrowings under our unsecured revolving credit facility and net proceeds from offerings of equity or debt securities to fund our future operations, distributions to our shareholders and any future property acquisitions.

        When significant amounts are outstanding under our unsecured revolving credit facility or the maturity date of that credit facility or our other debts approach, we intend to explore alternatives for repaying or refinancing such amounts. Such alternatives may include incurring term debt, issuing new equity securities, such as we did with our January 2010 and August 2010 equity offerings, or extending the maturity date of our unsecured revolving credit facility. Although there has recently been a significant reduction in the amount of capital available for real estate business on a global basis and we can provide no assurance that we will be successful in consummating any particular type of financing, we believe that we will have access to financing, such as debt and equity offerings, to fund future acquisitions and capital expenditures and to pay our obligations. We have an effective shelf registration statement that allows us to issue public securities on an expedited basis, but it does not assure that there will be buyers for such securities.

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

        On January 28, 2010 and May 21, 2010, we paid a $0.40 per Share distribution to our common shareholders. On August 13, 2010, November 19, 2010 and February 23, 2011 we paid a $0.41 per Share distribution to our common shareholders, an increase of $0.01 per Share per quarterly period. We funded these distributions using existing cash balances and borrowings under our revolving credit facilities.

        During the years ended December 31, 2010 and 2009, cash expenditures made and capitalized at our properties for tenant improvements, leasing costs, building improvements and development and redevelopment activities were as follows:

	Year Ended December 31,
	2010	2009
Tenant improvements	$1,327	$1,450
Leasing costs	$137	$9
Building improvements(1)	$2,282	$1,163
Development, redevelopment and other activities(2)	$970	$516

(1)
Building improvements generally include construction costs expenditures to replace obsolete building components and expenditures that extend the useful life of existing assets.

(2)
Development, redevelopment and other activities generally include non-recurring expenditures that we believe increase the value of our existing properties.

        In connection with leasing space during the year ended December 31, 2010, we have committed to fund future expenditures as follows (dollars in thousands, except per square foot amounts):

	New	Renewals	Total
Rentable square feet leased during the period	12,572	127,057	139,629
Total commitments for tenant improvements and leasing costs	$149	$93	$242
Leasing costs per rentable square foot	$7.41	$1.17	$1.73
Average lease term (years)	3.3	3.6	3.6
Leasing costs per rentable square foot per year	$2.22	$0.32	$0.48

        We have no commercial paper, swaps, hedges, real estate joint ventures or off balance sheet arrangements as of December 31, 2010. None of our debt documentation requires us to provide collateral security in the event of a ratings downgrade.

        As of December 31, 2010, our contractual obligations were as follows (dollars in thousands):

	Payment Due by Period
Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Long Term Debt Obligations	$162,379	$901	$120,401	$2,795	$38,282
Tenant Related Obligations(1)	3,734	3,712	—	22	—
Purchase Obligations(2)	42,000	42,000	—	—	—
Projected Interest Expense(3)	26,475	5,851	10,959	5,393	4,272

Total	$234,588	$52,464	$131,360	$8,210	$42,554

(1)
Committed tenant related obligations include leasing commissions and tenant improvements and are based on leases executed through December 31, 2010.

(2)
Represents the purchase price to acquire four properties which were subject to executed purchase agreements on December 31, 2010.

(3)
Projected interest expense is attributable to only the long term debt obligations listed above at existing rates and is not intended to project future interest costs which may result from debt prepayments, new debt issuances or changes in interest rates.

Debt Covenants (dollars in thousands)

        Our principal debt obligations at December 31, 2010 are our $500,000 unsecured revolving credit facility and three secured mortgage loans assumed in connection with three of our 2010 acquisitions. Our mortgage loans are non-recourse and do not contain any material financial covenants. Our unsecured revolving credit facility agreement contains a number of covenants which restrict our ability to incur debts in excess of calculated amounts, restrict our ability to make distributions under certain circumstances and generally require us to maintain certain financial ratios. Our unsecured revolving credit facility provides for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default or upon a change of control, including a change in our management by RMR. We believe we were in compliance with all of our covenants under our unsecured revolving credit facility agreement at December 31, 2010.

Related Person Transactions

        We have adopted written Governance Guidelines which address, among other things, the consideration and approval of any related person transactions. Under our Governance Guidelines, we may not enter into any transaction in which any Trustee or executive officer, any member of the immediate family of any Trustee or executive officer or any other related person, has or will have a direct or indirect material interest unless that transaction has been disclosed or made known to our Board of Trustees and our Board of Trustees reviews, authorizes and approves or ratifies the transaction by the affirmative vote of a majority of the disinterested Trustees, even if the disinterested Trustees constitute less than a quorum. If there are no disinterested Trustees, the transaction shall be reviewed, authorized and approved or ratified by both (1) the affirmative vote of a majority of our entire Board of Trustees and (2) the affirmative vote of a majority of our Independent Trustees. Our Governance Guidelines further provide that, in determining whether to approve or ratify a transaction, our Board of Trustees, or disinterested Trustees or Independent Trustees, as the case may be, shall act in accordance with any applicable provisions of our declaration of trust, consider all of the relevant facts and circumstances, and approve only those transactions that are fair and reasonable to us. All related person transactions described below were reviewed and approved or ratified by a majority of the disinterested Trustees or otherwise in accordance with our policies described above. In the case of any transaction with us in which any other employee of ours who is subject to our Code of Conduct and who has a direct or indirect material interest in the transaction, the employee must seek approval from an executive officer who has no interest in the matter for which approval is being requested.

        We have two agreements with RMR to provide management and administrative services to us: a business management agreement and a property management agreement. One of our Managing Trustees, Mr. Barry Portnoy, is Chairman and majority owner of RMR. Our other Managing Trustee, Mr. Adam Portnoy, the son of Mr. Barry Portnoy, is an owner, President, Chief Executive Officer and a Director of RMR. Additionally, Mr. Barry Portnoy's son-in-law, who is Mr. Adam Portnoy's brother-in-law, is an officer of RMR. Our executive officers are also officers of RMR. RMR has approximately 650 employees and provides management services to other companies in addition to us, and an affiliate of RMR is a registered investment advisor that manages two mutual funds.

        Our Board of Trustees has given our Compensation Committee, which is comprised exclusively of our Independent Trustees, authority to act with respect to our management agreements with RMR. The charter of our Compensation Committee requires the Committee annually to review the terms of the agreements, evaluate RMR's performance under the agreements and renew, amend, terminate or allow to expire the management agreements.

        The business management agreement provides for compensation to RMR at an annual rate equal to the sum of (a) 0.5% of the historical cost to CWH of any properties transferred to us by CWH and (b) 0.7% of our cost of any other properties we acquire up to and including $250 million, plus 0.5% of our cost of any additional properties in excess of $250 million. In addition, RMR receives an incentive fee based upon increases in our FFO Per Share, as defined in the business management agreement, commencing with our fiscal year ending December 31, 2010. The incentive fee is paid in our common shares. The property management agreement provides for management fees equal to 3.0% of gross rents and construction supervision fees equal to 5.0% of construction costs. The aggregate business management and property management fees for 2010 were $8.2 million The aggregate business management and property management fees for 2009 were $5.6 million, which includes $2.4 million of the fees payable to RMR by CWH that were allocated to us by CWH before we became a separate company. The aggregate business management and property management fees for 2008 payable to RMR by CWH that were allocated to us by CWH before we became a separate company were $4.8 million. No incentive fees were earned by RMR in 2010.

        RMR also provides internal audit services to us in return for our pro rata share of the total internal audit costs incurred by RMR for us and other companies managed by RMR and its affiliates, which amounts are subject to determination by our Compensation Committee. Our Audit Committee appoints our Director of Internal Audit. Our pro rata share of RMR's costs in providing this internal audit function was approximately $211,000 and $121,000 for 2010 and 2009, respectively. These allocated costs are in addition to the business and property management fees we paid to RMR. We are generally responsible for all of our operating expenses, including certain expenses incurred by RMR on our behalf. We are not responsible for payment of RMR's employment, office or administration expenses incurred to provide management services to us, except for our pro rata share of the employment and related expenses of RMR employees who provide on-site property management services and of the staff employed by RMR who perform our internal audit function.

        Both the business management agreement and the property management agreement automatically renew for successive one year terms unless we or RMR give notice of non-renewal before the end of an applicable term. We or RMR may terminate either agreement upon 60 days prior written notice and RMR may also terminate either agreement upon five business days notice if we undergo a change of control, as defined in the applicable agreement. The current terms for these agreements expire on December 31, 2011, and they will automatically renew unless earlier terminated.

        Under our business management agreement with RMR, we acknowledge that RMR manages other businesses, including CWH, HPT, SNH, TA and FVE, and will not be required to present us with opportunities to invest in properties that are primarily of a type that are within the investment focus of another business now or in the future managed by RMR. Under our business management agreement, RMR has agreed not to present other businesses that it now or in the future manages with opportunities to invest in properties that are majority leased to government tenants unless our Independent Trustees have determined not to invest in the opportunity. RMR has also agreed not to provide business management services to any other business which is principally engaged in the business of owning properties which are majority leased or occupied to Governmental Authorities, as defined in the business management agreement, or which are reasonably expected to be majority leased to Governmental Authorities, without the consent of our Independent Trustees. Each of the business management agreement and the property management agreement also includes arbitration provisions for the resolution of disputes, claims and controversies.

        RMR also leases from us approximately 1,400 square feet of office space for a regional office. We earned approximately $14,000 in rental income from RMR in 2010, which we believe is a commercially reasonable rate for such office space.

        Pursuant to our business management agreement, RMR may from time to time negotiate on our behalf with third party vendors and suppliers for the procurement of services to us. As part of this arrangement, we may enter agreements with RMR and other companies to which RMR provides management services for the purpose of obtaining more favorable terms from such vendors and suppliers.

        As part of our annual restricted share grants under our share award plan adopted in 2009, or the 2009 Plan, we typically grant restricted shares to certain employees of RMR, some of whom are our executive officers. In 2010, we granted a total of 36,950 restricted shares to such persons, which had an aggregate value of $984,718 based upon the closing price of our Shares on the NYSE on the date of grant. One fifth of those restricted shares vested on the grant date and one fifth vests on each of the next four anniversaries of the grant date. These share grants to RMR employees are in addition to the fees we pay to RMR.

        CWH organized us as a 100% owned subsidiary in February 2009. In June 2009, we completed our IPO pursuant to which we ceased to be a subsidiary of CWH. In connection with this offering, we and CWH entered the transaction agreement, which governs our separation from and relationship with CWH. Pursuant to the transaction agreement, among other things:

  •
  We agreed to indemnify CWH with respect to any liability relating to the 29 properties CWH transferred to us prior to our IPO, including liabilities which arose before our formation.

  •
  We and CWH agreed that, so long as CWH owns in excess of 10% of our outstanding Shares, we and CWH engage the same manager or we and CWH have any common managing trustees, (1) CWH will not acquire ownership of properties which are majority leased to government tenants, unless a majority of our Independent Trustees who are not also Trustees of CWH have determined not to make the acquisition, (2) we will not acquire ownership of office or industrial properties which are not majority leased to government tenants, unless a majority of CWH's Independent Trustees who are not also Trustees of ours have determined not to make the acquisition, and (3) we will have a right of first refusal to purchase any property owned by CWH that CWH determines to divest if the property is then majority leased to government tenants, which right of first refusal will also apply in the event of an indirect sale of any such properties resulting from a change of control of CWH. The provisions described in (1) and (2) do not prevent us from continuing to own and lease our current properties or properties otherwise acquired by us that cease to be majority leased to government tenants following the termination of government tenancies; and, similarly, the provisions described in (1) and (2) also do not prohibit CWH from leasing its current or future properties to government tenants.

  •
  We and CWH agreed that certain disputes, claims and controversies arising under the transaction agreement may be referred to binding arbitration proceedings.

        In June 2010, we entered into a series of agreements to purchase from CWH 15 properties which are majority leased to government tenants that included approximately 1.9 million rentable square feet. We completed the purchase of all 15 of these properties in 2010 for an aggregate purchase price of $231.0 million, excluding acquisition costs. These 15 properties were subject to the right of first refusal CWH granted to us in the transaction agreement described above. These purchase agreements with CWH include arbitration provisions for the resolution of disputes, claims and controversies.

        As of February 24, 2011, CWH owned 9,950,000 of our Shares, which represented approximately 24.6% of our outstanding Shares. Both we and CWH are managed by RMR, and Barry Portnoy and Adam Portnoy are Managing Trustees of both us and CWH. Adam Portnoy was also our President from our formation in 2009 until January 2011 when David Blackman became our President. Adam Portnoy became President of CWH in January 2011. Also, all of our officers and CWH's officers are officers of RMR. Accordingly, the purchase agreements between us and CWH described above which were entered after we became a separate public company were negotiated and approved by special committees of each company's board of trustees, comprised solely of Independent Trustees who are not also Independent Trustees of the other party to these agreements.

        Our Independent Trustees also serve as directors or trustees of other public companies to which RMR provides management services. Mr. Barry Portnoy serves as a managing director or managing trustee of those companies, including CWH, HPT, SNH, FVE and TA, and Mr. Adam Portnoy serves as a managing trustee of some of those companies, including CWH, HPT and SNH. We understand that the other companies to which RMR provides management services also have relationships with each other, including business and property management agreements and lease arrangements. In addition, officers of RMR serve as officers of those companies. Mr. Kleifges, our Treasurer and Chief Financial Officer, also serves as Treasurer and Chief Financial Officer of HPT and is an officer of RMR. We understand that further information regarding those relationships is provided in the applicable periodic reports and proxy statements filed by those other companies with the SEC.

        We, RMR, CWH, HPT, SNH, FVE and TA each currently own 14.29% of AIC, an Indiana insurance company. All of our Trustees and nearly all of the trustees and directors of the other AIC shareholders currently serve on the board of directors of AIC. RMR, in addition to being a shareholder, provides management and administrative services to AIC pursuant to a management and administrative services agreement with AIC. Our Governance Guidelines provide that any material transaction between us and AIC shall be reviewed, authorized and approved or ratified by both the affirmative vote of a majority of our entire Board of Trustees and the affirmative vote of a majority of our Independent Trustees. The shareholders agreement among us, the other shareholders of AIC and AIC includes arbitration provisions for the resolution of disputes, claims and controversies.

        As of February 24, 2011, we have invested approximately $5,194,000 in AIC since we became an equity owner of AIC in December 2009. We may invest additional amounts in AIC in the future if the expansion of this insurance business requires additional capital, but we are not obligated to do so. For 2010 and 2009, we recognized income (loss) of $(771) and ($14,565), respectively, related to our investment in AIC. In 2010, AIC designed a combination property insurance program for us and other AIC shareholders in which AIC participated as a reinsurer. Our total premiums paid under this program in 2010 were approximately $415,000. We are currently investigating the possibilities to expand our insurance relationships with AIC to include other types of insurance. By participating in this insurance business with RMR and the other companies to which RMR provides management services, we expect that we may benefit financially by possibly reducing our insurance expenses or by realizing our pro-rata share of any profits of this insurance business.

        The foregoing descriptions of our agreements with RMR, CWH and AIC and various individuals and companies related to us and them are summaries and are qualified in their entirety by the terms of the agreements which are among the exhibits listed in Item 15 of this Annual Report on Form 10-K and incorporated herein by reference. In addition, copies of certain of those agreements are filed with the SEC and may be obtained from the SEC's website at www.sec.gov.

        We believe that our agreements with RMR, CWH and AIC are on commercially reasonable terms. We also believe that our relationships with RMR, CWH, AIC and their affiliated and related persons and entities benefit us, and, in fact, provide us with advantages in operating and growing our business.

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

Impact of Climate Change

        The current political debate about climate change has resulted in various existing and proposed treaties, laws and regulations which are intended to limit carbon emissions. We believe such treaties, laws and regulations being enacted or proposed may cause energy costs at our properties to increase, but we do not expect the direct impact of these increases to be material to our results of operations because the increased costs either would be the responsibility of our tenants directly or in large part may be passed through by us to our tenants as additional lease payments. Although we do not believe it is likely in the foreseeable future, laws enacted to mitigate climate change may make some of our buildings obsolete or cause us to make material investments in our properties which could materially and adversely affect our financial condition and results of operations.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk (dollar amounts in thousands)

        We are exposed to risks associated with market changes in interest rates. We manage our exposure to this market risk by monitoring available financing alternatives. Other than as described below, we do not foresee any significant changes in our exposure to fluctuations in interest rates or in how we manage this exposure in the near future.

        At December 31, 2010, our outstanding fixed rate debt included the following:

Debt	Principal Balance	Annual Interest Rate(1)	Annual Interest Expense	Maturity	Interest Payments Due
Mortgage	$24,800	6.21%	$1,561	2016	Monthly
Mortgage	9,852	8.15%	803	2021	Monthly
Mortgage	9,727	7.00%	681	2019	Monthly

	$44,379		$3,045

(1)
The principal balances and interest rates are the amounts stated in the contracts. In accordance with U.S. generally accepted accounting principles, our carrying values and recorded interest expense may be different because of market conditions at the time we assumed these debts.

        Because these debts bear interest at a fixed rate, changes in market interest rates during the term of these debts will not affect our operating results. If these debts are refinanced at interest rates which are 10% higher or lower than shown above, our per annum interest cost would increase or decrease by approximately $304. Changes in market interest rates also affect the fair value of our fixed rate debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt. Based on the balances outstanding at December 31, 2010, and discounted cash flow analysis through the maturity date of our fixed rate debt obligations, a hypothetical immediate 10% change in interest rates would change the fair value of those obligations by approximately $1,216.

        As of December 31, 2010, we had $118,000 drawn and $382,000 available under our unsecured revolving credit facility. Our unsecured revolving credit facility matures on October 28, 2013, and subject to meeting certain conditions and the payment of a fee, we may extend the facility for one year to October 28, 2014. We may make repayments and drawings under our unsecured revolving credit facility at any time without penalty. Borrowings under our unsecured revolving credit facility are in U.S. dollars and will accrue interest at LIBOR plus a spread which varies depending on the amount of our debt leverage or our credit ratings. In addition, upon renewal or refinancing of our unsecured revolving credit facility, we are vulnerable to increases in credit spreads due to market conditions. A change in interest rates generally would not affect the value of our floating rate debt but would affect our operating results. For example, the interest rate payable on our unsecured revolving credit facility at December 31, 2010 was 2.37%. The following table presents the impact a 10% change in interest rates would have on our annual floating rate interest expense at December 31, 2010:

	Impact of Changes in Interest Rates
	Interest Rate	Outstanding Debt	Total Interest Expense Per Year
At December 31, 2010	2.370%	$118,000	$2,835
10% increase	2.607%	118,000	3,119
10% reduction	2.133%	118,000	2,552

        The following table presents the impact a 10% change in interest rates would have on our annual floating rate interest expense at December 31, 2010 if we were fully drawn on our unsecured revolving credit facility:

	Impact of Changes in Interest Rates
	Interest Rate	Outstanding Debt	Total Interest Expense Per Year
At December 31, 2010	2.370%	$500,000	$12,015
10% increase	2.607%	500,000	13,216
10% reduction	2.133%	500,000	10,813

        The foregoing tables show the impact of an immediate change in floating interest rates. If interest rates were to change gradually over time, the impact would be spread over time. Our exposure to fluctuations in floating interest rates will increase or decrease in the future with increases or decreases in the outstanding amount under our unsecured revolving credit facility or other floating rate debt.

Item 8.    Financial Statements and Supplementary Data

        The information required by this item is included in Item 15 of this Annual Report on Form 10-K.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

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

        There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management Report on Assessment of Internal Control Over Financial Reporting

        We are responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system is designed to provide reasonable assurance to our management and Board of Trustees regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

        Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on our assessment, we believe that, as of December 31, 2010, our internal control over financial reporting is effective.

        Ernst & Young LLP, the independent registered public accounting firm that audited our 2010 consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting. Its report appears elsewhere herein.

Item 9B.    Other Information

        None.

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        We have a Code of Conduct that applies to all our representatives, including our officers and trustees and employees of RMR. Our Code of Conduct is posted on our website, www.govreit.com. A printed copy of our Code of Conduct is also available free of charge to any person who requests a copy by writing to our Secretary, Government Properties Income Trust, Two Newton Place, 255 Washington Street, Suite 300, Newton, MA 02458-1634. We intend to disclose any amendments or waivers to our Code of Conduct applicable to our principal executive officer, principal financial officer, principal accounting officer or controller (or any person performing similar functions) on our website.

        The remainder of the information required by Item 10 is incorporated by reference to our definitive Proxy Statement.

Item 11.    Executive Compensation

        The information required by Item 11 is incorporated by reference to our definitive Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Equity Compensation Plan Information.    We may grant Shares to our officers and other employees of RMR under the 2009 Plan. In addition, each of our trustees receives 1,500 Shares per year under the 2009 Plan as part of their annual compensation for serving as a trustee. The terms of grants made under the 2009 Plan are determined by our Board of Trustees, or a committee thereof, at the time of the grant. The following table is as of December 31, 2010.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders—2009 Plan	None.	None.	1,924,200	(1)
Equity compensation plans not approved by security holders	None.	None.	None.
Total	None.	None.	1,924,200	(1)

(1)
Pursuant to the terms of the 2009 Plan, in no event shall the number of Shares issued under the 2009 Plan exceed 2,000,000. Since the 2009 Plan was established, 75,800 share awards have been granted.

        Payments by us to RMR are described in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Related Person Transactions". The remainder of the information required by Item 12 is incorporated by reference to our definitive Proxy Statement.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information required by Item 13 is incorporated by reference to our definitive Proxy Statement.

Item 14.    Principal Accountant Fees and Services

        The information required by Item 14 is incorporated by reference to our definitive Proxy Statement.

 PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)
Index to Financial Statements and Financial Statement Schedules

        The following consolidated financial statements and financial statement schedules of Government Properties Income Trust are included on the pages indicated:

        All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions, or are inapplicable, and therefore have been omitted.

b)
Exhibits

Exhibit Number	Description
3.1	Composite Copy of Amended and Restated Declaration of Trust, dated June 8, 2009, as amended to date. (Incorporated by reference to the Company's Current Report on Form 8-K dated December 31, 2009.)
3.2	Amended and Restated Bylaws of the Company, as of June 8, 2009. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.)
4.1	Form of Common Share Certificate. (Incorporated by reference to Amendment No. 2 to the Company's Registration Statement on Form S-11/A, File No. 333-157455.)
8.1	Opinion of Sullivan & Worcester LLP as to certain tax matters. (Filed herewith.)
10.1
Transaction Agreement, dated June 8, 2009, between HRPT Properties Trust (now known as CommonWealth REIT) and the Company. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.)
10.2
Credit Agreement dated as of October 28, 2010, among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and each of the other financial institutions initially a signatory thereto. (Incorporated by reference to the Company's Current Report on Form 8-K dated October 29, 2010.)
10.3
Credit Agreement, dated as of April 24, 2009, among the Company, Government Properties Income Trust LLC, Bank of America, National Association as Administrative Agent, and each of the other financial institutions initially a signatory thereto. (Incorporated by reference to Amendment No. 2 to the Company's Registration Statement on Form S-11/A, File No. 333-157455.)

Exhibit Number	Description
10.4	Form of Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing (pursuant to the Credit Agreement, dated as of April 24, 2009). (Incorporated by reference to Amendment No. 2 to the Company's Registration Statement on Form S-11/A, File No. 333-157455.)
10.5
Pledge Agreement, dated April 24, 2009, between Bank of America, National Association and the Company. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.)
10.6
Business Management Agreement, dated June 8, 2009, between Reit Management & Research LLC and the Company.(+) (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.)
10.7
First Amendment to Business Management Agreement, dated January 11, 2011, between the Company and Reit Management & Research LLC.(+) (Incorporated by reference to the Company's Current Report on Form 8-K dated January 11, 2011.)
10.8
Amended and Restated Property Management Agreement, dated as of January 11, 2011, between the Company and Reit Management & Research LLC.(+) (Incorporated by reference to the Company's Current Report on Form 8-K dated January 11, 2011.)
10.9	2009 Incentive Share Award Plan.(+) (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.)
10.10	Form of Restricted Share Agreement.(+) (Incorporated by reference to the Company's Current Report on Form 8-K dated September 17, 2010.)
10.11	Representative form of Indemnification Agreement.(+) (Incorporated by reference to the Company's Current Report on Form 8-K dated January 10, 2011.)
10.12	Summary of Trustee Compensation.(+) (Incorporated by reference to the Company's Current Report on Form 8-K dated May 13, 2010.)
10.13
Amended and Restated Shareholders Agreement, dated December 16, 2009, among Affiliates Insurance Company, Five Star Quality Care, Inc., Hospitality Properties Trust, HRPT Properties Trust, Senior Housing Properties Trust, TravelCenters of America LLC, Reit Management & Research LLC and the Company. (Incorporated by reference to the Company's Current Report on Form 8-K dated December 17, 2009.)
10.14
Purchase and Sale Agreement, dated June 14, 2010, between the Company, as Purchaser, and Hub Realty Funding, Inc., as Seller (with respect to the property located at 711 S. 14th Avenue, Safford, AZ). (Incorporated by reference to the Company's Current Report on Form 8-K dated June 18, 2010.)
10.15
Purchase and Sale Agreement, dated June 14, 2010, between the Company, as Purchaser, and Hub Realty Funding, Inc., as Seller (with respect to the property located at 400 State Avenue, Kansas City, KS). (Incorporated by reference to the Company's Current Report on Form 8-K dated June 18, 2010.)
10.16
Purchase and Sale Agreement, dated June 14, 2010, between the Company, as Purchaser, and Hub Acquisition Trust, as Seller (with respect to the property located at One Montvale Avenue, Stoneham, MA). (Incorporated by reference to the Company's Current Report on Form 8-K dated June 18, 2010.)

Exhibit Number	Description
10.17	Purchase and Sale Agreement, dated June 14, 2010, between the Company, as Purchaser, and Hub Acquisition Trust, as Seller (with respect to the property located at 330 South Second Avenue, Minneapolis, MN). (Incorporated by reference to the Company's Current Report on Form 8-K dated June 18, 2010.)
10.18
Purchase and Sale Agreement, dated June 14, 2010, between the Company, as Purchaser, and Hub Acquisition Trust, as Seller (with respect to the property located at 4181 Ruffin Road, San Diego, CA). (Incorporated by reference to the Company's Current Report on Form 8-K dated June 18, 2010.)
10.19
Purchase and Sale Agreement, dated June 14, 2010, between the Company, as Purchaser, and Hub Properties Trust, as Seller (with respect to the property located at 101 Executive Center Drive, Columbia, SC). (Incorporated by reference to the Company's Current Report on Form 8-K dated June 18, 2010.)
10.20
Purchase and Sale Agreement, dated June 14, 2010, between the Company, as Purchaser, and Hub Properties Trust, as Seller (with respect to the property located at 111 Executive Center Drive, Columbia, SC). (Incorporated by reference to the Company's Current Report on Form 8-K dated June 18, 2010.)
10.21
Purchase and Sale Agreement, dated June 14, 2010, between the Company, as Purchaser, and Hub Acquisition Trust (with respect to the property located at 55 North Robinson Avenue, Oklahoma City, OK). (Incorporated by reference to the Company's Current Report on Form 8-K dated June 18, 2010.)
10.22
Purchase and Sale Agreement, dated June 14, 2010, between the Company, as Purchaser, and HH Hub Properties LLC, as Seller (with respect to the property located at One Memphis Place, 200 Jefferson Avenue, Memphis, TN). (Incorporated by reference to the Company's Current Report on Form 8-K dated June 18, 2010.)
10.23
Purchase and Sale Agreement, dated June 14, 2010, between the Company, as Purchaser, and Hub Realty Funding, Inc., as Seller (with respect to the property located at 3285 Hemisphere Loop, Tucson, AZ). (Incorporated by reference to the Company's Current Report on Form 8-K dated June 18, 2010.)
10.24
Purchase and Sale Agreement, dated June 14, 2010, between the Company, as Purchaser, and Hub Realty Funding, Inc., as Seller (with respect to the property located at 625 Indiana Avenue NW, Washington, DC). (Incorporated by reference to the Company's Current Report on Form 8-K dated June 18, 2010.)
10.25
Purchase and Sale Agreement, dated June 14, 2010, between the Company, as Purchaser, and Causeway Holdings, Inc., as Seller (with respect to the property located at 251 Causeway Street, Boston, MA). (Incorporated by reference to the Company's Current Report on Form 8-K dated June 18, 2010.)
10.26
Purchase and Sale Agreement, dated June 14, 2010, between the Company, as Purchaser, and Hub Realty Funding, Inc., as Seller (with respect to the property located at 435 Montano Road NE, Albuquerque, NM). (Incorporated by reference to the Company's Current Report on Form 8-K dated June 18, 2010.)
10.27
Purchase and Sale Agreement, dated June 14, 2010, between the Company, as Purchaser, and Hub Realty Funding, Inc., as Seller (with respect to the property located at 220 E. Bryan Street, Savannah, GA). (Incorporated by reference to the Company's Current Report on Form 8-K dated June 18, 2010.)

Exhibit Number	Description
10.28	Purchase and Sale Agreement, dated June 14, 2010, between the Company, as Purchaser, and Hub Realty College Park I, LLC, as Seller (with respect to the property located at 4700 River Road, Riverdale, MD). (Incorporated by reference to the Company's Current Report on Form 8-K dated June 18, 2010.)
21.1	Subsidiaries of the Company. (Filed herewith.)
23.1	Consent of Ernst & Young LLP. (Filed herewith.)
23.2	Consent of Sullivan & Worcester LLP. (Contained in Exhibit 8.1.)
31.1	Rule 13a-14(a) Certification. (Filed herewith.)
31.2	Rule 13a-14(a) Certification. (Filed herewith.)
31.3	Rule 13a-14(a) Certification. (Filed herewith.)
31.4	Rule 13a-14(a) Certification. (Filed herewith.)
32.1	Section 1350 Certification. (Furnished herewith.)

(+)
Management contract or compensatory plan or arrangement.

 Report of Independent Registered Public Accounting Firm

To the Trustees and Shareholders of Government Properties Income Trust

        We have audited the accompanying consolidated balance sheets of Government Properties Income Trust (the "Company") as of December 31, 2010 and 2009, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Government Properties Income Trust at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Government Properties Income Trust's internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2011 expressed an unqualified opinion thereon.

                      /s/ Ernst & Young LLP

Boston, Massachusetts
February 25, 2011

 Report of Independent Registered Public Accounting Firm

To the Trustees and Shareholders of Government Properties Income Trust

        We have audited Government Properties Income Trust's internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Government Properties Income Trust's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in Management Report on Assessment of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, Government Properties Income Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2010 consolidated financial statements of Government Properties Income Trust and our report dated February 25, 2011 expressed an unqualified opinion thereon.

                      /s/ Ernst & Young LLP

Boston, Massachusetts
February 25, 2011

GOVERNMENT PROPERTIES INCOME TRUST

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	December 31,
	2010	2009
ASSETS
Real estate properties:
Land	$143,774	$74,009
Buildings and improvements	833,719	502,748

	977,493	576,757
Accumulated depreciation	(131,046)	(113,027)

	846,447	463,730
Acquired real estate leases, net	60,097	15,310
Cash and cash equivalents	2,437	1,478
Restricted cash	1,548	—
Rents receivable	19,200	13,544
Deferred leasing costs, net	1,002	1,330
Deferred financing costs, net	3,935	5,204
Due from affiliates	—	103
Other assets, net	16,622	14,114

Total assets	$951,288	$514,813

LIABILITIES AND SHAREHOLDERS' EQUITY
Revolving credit facility	$118,000	$144,375
Mortgage notes payable	46,428	—
Accounts payable and accrued expenses	14,436	13,985
Due to affiliates	1,348	837
Acquired real estate lease obligations, net	13,679	3,566

Total liabilities	193,891	162,763

Commitments and contingencies	—	—
Shareholders' equity:
Common shares of beneficial interest, $0.01 par value:
40,500,800 and 21,481,350 shares issued and outstanding, respectively	405	215
Additional paid in capital	776,913	357,627
Cumulative other comprehensive income	2	—
Cumulative net income	41,336	13,541
Cumulative common distributions	(61,259)	(19,333)

Total shareholders' equity	757,397	352,050

Total liabilities and shareholders' equity	$951,288	$514,813

See accompanying notes

GOVERNMENT INCOME PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share data)

	Year Ended December 31,
	2010	2009	2008
Rental income	$116,768	$78,957	$75,425

Expenses:
Real estate taxes	12,177	8,546	7,960
Utility expenses	9,064	6,325	6,229
Other operating expenses	19,486	12,232	12,159
Depreciation and amortization	24,239	15,172	14,182
Acquisition related costs	5,750	1,032	—
General and administrative	7,055	4,058	2,984

Total expenses	77,771	47,365	43,514

Operating income	38,997	31,592	31,911
Interest and other income	103	53	37
Interest expense (including net amortization of debt premiums and deferred financing fees of $2,283, $1,551 and $—, respectively)	(7,351)	(5,556)	(141)
Loss on extinguishment of debt	(3,786)	—	—
Equity in losses of an investee	(1)	(15)	—

Income before income tax expense	27,962	26,074	31,807
Income tax expense	(167)	(93)	—

Net income	$27,795	$25,981	$31,807

Weighted average Shares outstanding	34,341	15,082	—

Earnings per common share:
Net income	$0.81	$1.72	N/A

See accompanying notes

GOVERNMENT PROPERTIES INCOME TRUST

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(amounts in thousands, except share data)

	Ownership Interest	Number of Shares	Common Shares	Cumulative Common Distributions	Additional Paid in Capital	Cumulative Other Comprehensive Income	Cumulative Net Income	Total
Balance at December 31, 2007	$420,547	—	$—	$—	$—	$—	$—	$420,547
Net income	31,807	—	—	—	—	—	—	31,807
Distributions to common shareholders	(38,901)	—	—	—	—	—	—	(38,901)

Balance at December 31, 2008	413,453	—	—	—	—	—	—	413,453
Issuance of shares, net	—	21,450,000	215		357,377	—	—	357,592
Stock grants	—	31,350	—		250	—	—	250
Net income	12,440	—	—	—	—	—	13,541	25,981
Distributions to common shareholders	(425,893)	—	—	(19,333)	—	—	—	(445,226)

Balance at December 31, 2009	—	21,481,350	215	(19,333)	357,627	—	13,541	352,050
Issuance of shares, net	—	18,975,000	190	—	418,740	—	—	418,930
Stock grants	—	44,450	—	—	546	—	—	546
Unrealized gain on investment in AIC	—	—	—	—	—	2	—	2
Net income	—	—	—	—	—	—	27,795	27,795
Distributions to common shareholders	—	—	—	(41,926)	—	—	—	(41,926)

Balance at December 31, 2010	$—	40,500,800	$405	$(61,259)	$776,913	$2	$41,336	$757,397

See accompanying notes

GOVERNMENT PROPERTIES INCOME TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Year Ended December 31,
	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$27,795	$25,981	$31,807
Adjustments to reconcile net income to cash
provided by operating activities:
Depreciation	19,180	13,562	12,644
Net amortization of debt premium and deferred financing fees	2,283	1,551	—
Amortization of acquired real estate leases	4,627	894	805
Amortization of deferred leasing costs	465	436	380
Share based compensation expense	546	250	—
Loss on extinguishment of debt	3,786	—	—
Equity in losses of equity investment	1	15	—
Change in assets and liabilities:
(Increase) decrease in restricted cash	(1,548)	1,334	55
(Increase) decrease in deferred leasing costs	(137)	(9)	(527)
(Increase) decrease in rents receivable	(5,656)	(6,998)	46
(Increase) decrease in due from affiliates	103	(103)	—
Increase (decrease) in other assets	(1,361)	(214)	(397)
Increase (decrease) in accounts payable and accrued expenses	8,554	2,538	12
Increase (decrease) in due to affiliates	511	837	—

Cash provided by operating activities	59,149	40,074	44,825

CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate acquisitions and improvements	(394,617)	(100,051)	(2,435)
Investment in Affiliates Insurance Company	(76)	(5,134)	—

Cash used in investing activities	(394,693)	(105,185)	(2,435)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common shares, net	418,930	205,510	—
Repayment of mortgage loans	(571)	(134)	(3,458)
Borrowings on secured revolving credit facility	335,000	382,000	—
Payments on secured revolving credit facility	(361,375)	(237,625)	—
Financing fees	(4,962)	(6,755)	—
Distributions to common shareholders	(50,519)	(10,741)	—
Equity distributions	—	(265,763)	(38,901)

Cash provided by (used in) financing activities	336,503	66,492	(42,359)

Increase in cash and cash equivalents	959	1,381	31
Cash and cash equivalents at beginning of period	1,478	97	66

Cash and cash equivalents at end of period	$2,437	$1,478	$97

Supplemental cash flow information
Interest paid	$4,333	$3,918	$167
Taxes paid	145	—	—
Non-cash operating activities
Equity distributions	—	$8,047	$—
Non-cash investing activities
Assumption of mortgage debt in connection with real estate acquisitions	$(44,951)	$—	$—
Non-cash financing activities
Mortgage debt assumed	$44,951	$—	$—
Issuance of Shares pursuant to equity compensation plan	(546)	(250)	—

See accompanying notes

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

Note 1. Organization

        Government Properties Income Trust, or GOV, the Company, we or us, was organized as a Maryland real estate investment trust, or REIT, on February 17, 2009 as a wholly owned subsidiary of CommonWealth REIT, or CWH. At the time of our organization, we issued 9.95 million common shares of beneficial interest, par value $.01 per share, or our Shares, to CWH. Although we did not exist until February 17, 2009 and thereafter we were a wholly owned consolidated subsidiary of CWH until June 8, 2009, these consolidated financial statements are presented as if we were a legal entity separate from CWH. As a result, for certain periods presented, we and our 29 initial properties, or the Initial Properties, were wholly owned by CWH. On April 24, 2009, we acquired 100% ownership of our Initial Properties by means of a contribution from CWH to one of our subsidiaries. On June 8, 2009, or the Closing Date, we closed on our initial public offering, or IPO, and we became a separate publicly owned company.

        As of December 31, 2010, we owned 55 properties, or the Properties, totaling approximately 6.8 million rentable square feet.

Note 2. Summary of Significant Accounting Policies

        Basis of Presentation.    Prior to our IPO, CWH directly or indirectly owned us, and we have presented transactions at CWH's historical basis. Historically, substantially all of the rental income received by CWH from tenants at our properties were deposited in and commingled with CWH's general funds. CWH paid certain capital investments and other cash requirements of our properties and us, and CWH allocated general and administrative costs to our properties and us based on its historical costs of our properties as a percentage of CWH's historical cost of all of CWH's properties until the Closing Date. Thereafter, we have recorded general and administrative expenses at our direct cost. We believe that CWH's method for allocating general and administrative expenses prior to the Closing Date is reasonable.

        These consolidated financial statements include the accounts of GOV and its subsidiaries, all of which are 100% owned directly or indirectly by GOV. All intercompany transactions and balances have been eliminated.

        We account for our investment in Affiliates Insurance Company, or AIC, using the equity method of accounting. Significant influence is present through common representation on the boards of trustees or directors of us and AIC. Our Managing Trustees are also owners of Reit Management & Research LLC, or RMR, which is the manager of us and AIC, and each of our Trustees is a director of AIC. See Note 5 for a further discussion of our investment in AIC.

        Real Estate Properties.    As required by U.S. generally accepted accounting principles, we have generally adopted the accounting treatment and policies for our properties and business which were previously employed by CWH. We record our Initial Properties at cost to CWH and our other properties at our cost and provide depreciation on real estate investments on a straight line basis over estimated useful lives ranging up to 40 years. We and CWH estimated the purchase price allocations and the useful lives of our properties. In some circumstances, we and CWH engaged independent real estate appraisal firms to provide market information and evaluations which are relevant to our purchase price allocations and determinations of useful lives; however, we are ultimately responsible for the purchase price allocations and determinations of useful lives.

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

Note 2. Summary of Significant Accounting Policies (Continued)

        We and CWH allocated the purchase prices of our properties to land, building and improvements based on determinations of the relative fair values of these assets assuming the properties are vacant. We and CWH determined the fair value of each property using methods similar to those used by independent appraisers. We and CWH allocated a portion of the purchase price of our properties to above market and below market leases based on the present value (using an interest rate which reflects the risks associated with in place leases at the time each property was acquired by us or CWH) of the difference between (i) the contractual amounts to be paid pursuant to the in place leases and (ii) our estimates of fair market lease rates for the corresponding leases, measured over a period equal to the terms of the respective leases. We and CWH allocated a portion of the purchase price to in place leases and tenant relationships in an amount equal to the excess of (i) the purchase price paid for each property, after adjusting existing in place leases to market rental rates, over (ii) the estimated fair value of the property, as if vacant. We and CWH allocated this aggregate value between in place lease values and tenant relationships based on our evaluation of the specific characteristics of each tenant's lease. However, we have not separated the value of tenant relationships from the value of in place leases because such value and related amortization expense is immaterial in the accompanying financial statements. In making these allocations, we considered factors such as estimated carrying costs during the expected lease up periods, including real estate taxes, insurance and other operating income and expenses and costs, such as leasing commissions, legal and other related expenses, to execute similar leases in current market conditions at the time a property was acquired by us or CWH. If the value of tenant relationships becomes material in the future, we may separately allocate those amounts and amortize the allocated amount over the estimated life of the relationships.

        We amortize capitalized above market lease values (presented as acquired real estate leases in our consolidated balance sheets) and below market lease values (presented as acquired real estate lease obligations in our consolidated balance sheets) as a reduction or increase, respectively, to rental income over the terms of the associated leases. Such amortization resulted in (decreases)/increases to rental income of ($34), $281 and $352 during the years ended December 31, 2010, 2009 and 2008, respectively. We amortize the value of in place leases, exclusive of the value of above market and below market in place leases, over the periods of the associated leases. Such amortization amounted to $4,593, $1,175 and $1,157 during each of the years ended December 31, 2010, 2009 and 2008. When a lease is terminated prior to its stated expiration, we will write off the unamortized amounts relating to that lease.

        Accumulated amortization of capitalized above market lease values was $4,821 and $3,046 at December 31, 2010 and 2009, respectively. Accumulated amortization of capitalized below market lease values was ($6,715) and ($4,974) at December 31, 2010 and 2009, respectively. Accumulated amortization of the value of in place leases, exclusive of the value of above and below market in place leases, was $12,340 and $7,747 at December 31, 2010 and 2009, respectively. Future amortization of net intangible lease assets and liabilities to be recognized during the current terms of the existing leases as of December 31, 2010 are projected to be $7,787 in 2011, $6,943 in 2012, $6,454 in 2013, $6,224 in 2014, $4,760 in 2015 and $14,250 thereafter.

        Cash and Cash Equivalents.    Cash and short term investments with original maturities of three months or less at the date of purchase are carried at cost plus accrued interest.

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

Note 2. Summary of Significant Accounting Policies (Continued)

        Restricted Cash.    Restricted cash consists of amounts escrowed for future real estate taxes, insurance, leasing costs, capital expenditures and debt service, as required by some of our mortgage debts.

        Deferred leasing costs.    Deferred leasing costs include brokerage, legal and other fees associated with the successful negotiation of leases and are amortized on a straight line basis over the terms of the respective leases. Deferred leasing costs totaled $3,416 and $3,279 at December 31, 2010 and 2009, respectively, and accumulated amortization for deferred leasing costs totaled $2,414 and $1,949 at December 31, 2010 and 2009, respectively. Future amortization of deferred leasing costs to be recognized during the current terms of the existing leases as of December 31, 2010, are projected to be $429 in 2011, $356 in 2012, $117 in 2013, $57 in 2014, $37 in 2015 and $6 thereafter.

        Deferred financing fees.    Deferred financing fees include issuance or assumption costs related to borrowings and are capitalized and amortized on a straight line basis over the terms of the respective loans. At December 31, 2010 and 2009, deferred financing fees totaled $4,297 and $6,755, respectively, and accumulated amortization for deferred financing fees totaled $362 and $1,551, respectively. Future amortization of deferred financing fees to be recognized with respect to our loans as of December 31, 2010, are projected to be $1,278 in 2011, $1,278 in 2012, $1,071 in 2013, $72 in 2014, $72 in 2015 and $164 thereafter.

        Other assets.    Other assets consist principally of deposits on potential property acquisitions, our equity investment in AIC and prepaid property operating expenses.

        Due From Affiliates.    Due from affiliates represents rent collected by CWH on our behalf, which was paid in 2010.

        Due To Affiliates.    Due to affiliates represent amounts due to RMR for expenses incurred pursuant to our business management and property management agreements with RMR. See Note 5 for further discussion of these agreements.

        Revenue Recognition.    Rental income from operating leases is recognized on a straight line basis over the life of lease agreements. We decreased rental income by $5, $452 and $249 to record revenue on a straight line basis in 2010, 2009 and 2008, respectively.

        Income Taxes.    Prior to the Closing Date, our operations were included in CWH's income tax returns. CWH is a REIT under the Internal Revenue Code of 1986, as amended, or the Code. Accordingly, CWH is not subject to federal income taxes provided it distributes its taxable income and meets certain other requirements to qualify as a real estate investment trust. However, CWH is subject to certain state and local taxes.

        We qualified as a real estate investment trust under the Code for our taxable year ended December 31, 2009. Accordingly, we will not be subject to federal income taxes provided we distribute our taxable income and meet certain other requirements to qualify as a real estate investment trust. We are, however, subject to certain state and local taxes.

        Cumulative Other Comprehensive Income.    Accumulated other comprehensive income consists of the unrealized gains related to our investment in AIC, as described in Note 5.

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

Note 2. Summary of Significant Accounting Policies (Continued)

        Reclassifications.    Reclassifications have been made to the prior years' financial statements to conform to the current year's presentation.

        Use of Estimates.    Preparation of these financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that may affect the amounts reported in these financial statements and related notes. The actual results could differ from these estimates.

        Net Income Per Share.    We compute net income per Share using the weighted average number of Shares outstanding. We had no Share equivalents during the periods presented.

        Segment Reporting.    We operate in only one business segment: ownership of properties having space that is primarily leased to government tenants.

        Ownership Interest.    Prior to the Closing Date, CWH provided the funds used in our investment activities. Amounts invested in or advanced to us by CWH did not carry interest, and had no specific repayment terms. As of December 31, 2010, CWH owned 24.6% of our outstanding Shares. See Note 5 for further discussion of our relationship with CWH.

Note 3. New Accounting Pronouncements

        In January 2010, the Financial Accounting Standards Board issued an Accounting Standards Update requiring additional disclosures regarding fair value measurements. The update requires entities to disclose additional information regarding assets and liabilities that are transferred between levels within the fair value hierarchy. The update also clarifies the level of disaggregation at which fair value disclosures should be made and the requirements to disclose information about the valuation techniques and inputs used in estimating Level 2 and Level 3 fair values. The update is effective for interim and annual reporting periods beginning after December 15, 2009 except for the requirement to separately disclose purchases, sales, issuances and settlements in the Level 3 roll forward that becomes effective for fiscal periods beginning after December 15, 2010. The adoption of this update did not cause any material changes to the disclosures in our consolidated financial statements.

Note 4. Real Estate Properties

        As of December 31, 2010, we owned 55 properties representing an aggregate investment of $1,038,355. We generally lease space in our properties on a gross lease or modified gross lease basis pursuant to fixed term operating leases expiring between 2011 and 2024. These leases require us to pay all or some property operating expenses and to provide all or most property management services. Approximately $242 was committed for expenditures relating to approximately 139,629 square feet of leases executed during 2010. Committed but unspent tenant related obligations based on executed leases as of December 31, 2010 were approximately $3,734.

        In January 2010, we acquired an office property located in Lakewood, CO that contains 166,745 rentable square feet. The purchase price was $28,710, excluding acquisition costs and including the assumption of $10,396 of mortgage debt that is not currently prepayable. We allocated approximately $2,640 to land, $23,777 to building and improvements, $3,951 to acquired real estate leases, $596 to

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

Note 4. Real Estate Properties (Continued)

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

        In April 2010, we acquired two office properties for an aggregate purchase price of $31,000, excluding acquisition costs. The first property is located in Burlington, VT and contains 26,609 rentable square feet. We allocated approximately $700 to land, $8,417 to building and improvements, $972 to acquired real estate leases and $389 to acquired real estate lease obligations based on the fair values of the acquired assets and assumed liabilities. The second property is located in Detroit, MI and contains 55,966 rentable square feet. We allocated approximately $630 to land, $18,002 to building and improvements and $2,668 to acquired real estate leases based on the fair values of the acquired assets and assumed liabilities.

        In May 2010, we acquired an office property located in Malden, MA that contains 125,521 rentable square feet. The purchase price was $40,500, excluding acquisition costs. We allocated approximately $1,050 to land, $31,086 to building and improvements and $8,364 to acquired real estate leases based on the fair values of the acquired assets and assumed liabilities.

        In June 2010, we entered 15 purchase and sale agreements with certain subsidiaries of CWH for the purchase of 15 properties that contain approximately 1.9 million rentable square feet for an aggregate purchase price of $231,000, excluding acquisition costs. In June 2010, we purchased three of these properties that contain 304,733 rentable square feet for an aggregate purchase price of $40,380, excluding acquisition costs. We allocated approximately $2,770 to land, $32,676 to building and improvements, $5,621 to acquired real estate leases and $687 to acquired real estate lease obligations based on the fair value of the acquired assets and assumed liabilities. In July 2010, we acquired five of these properties that contain 441,284 rentable square feet for an aggregate purchase price of $48,339, excluding acquisition costs. We allocated approximately $11,275 to land, $35,113 to building and improvements, $2,606 to acquired real estate leases and $655 to acquired real estate lease obligations based on the fair value of the acquired assets and assumed liabilities. In August 2010, we acquired two of these properties that contain 287,406 rentable square feet for an aggregate purchase price of $75,316, excluding acquisition costs. We allocated approximately $31,100 to land, $43,249 to building and improvements, $5,111 to acquired real estate leases and $4,143 to acquired real estate lease obligations based on the fair value of the acquired assets and assumed liabilities. In September 2010, we acquired the remaining five of these properties that contain 837,107 rentable square feet for an aggregate purchase price of $66,965, excluding acquisition costs. We allocated approximately $9,390 to land, $48,889 to building and improvements, $9,976 to acquired real estate leases and $1,290 to acquired real estate lease obligations based on the fair value of the acquired assets and assumed liabilities.

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

Note 4. Real Estate Properties (Continued)

        In July 2010, we entered into a purchase and sale agreement to purchase an office property located in Trenton, NJ that contains 266,995 rentable square feet. We completed the purchase of this property in December 2010 for $46,050, excluding acquisition costs. We allocated approximately $5,000 to land, $38,203 to building and improvements, $5,775 to acquired real estate leases and $2,928 to acquired real estate lease obligations based on the fair value of the acquired assets and assumed liabilities.

        In August 2010, we entered into a purchase and sale agreement to purchase an office property located in Tampa, FL with 67,917 rentable square feet. We completed the purchase of this property in October 2010. The purchase price was $13,500, excluding acquisition costs and including the assumption of $9,755 of mortgage debt. We allocated approximately $1,100 to land, $11,773 to building and improvements, $1,852 to acquired real estate leases, $77 to acquired real estate lease obligations and a $1,148 premium to the assumed debt based on the fair values of the acquired assets and assumed liabilities.

        In September 2010, we entered into a purchase and sale agreement to acquire an office property located in Quincy, MA that contains 92,549 rentable square feet. We completed the purchase of this property in February 2011 for $14,000, excluding acquisition costs. As of December 31, 2010, we had made a refundable deposit in the amount of $1,500 in connection with this acquisition, which has been included in other assets on our consolidated balance sheet.

        In November 2010, we entered into a purchase and sale agreement to acquire two office properties in Woodlawn, MD with 182,561 rentable square feet. We completed the purchase of this property in February 2011 for $28,000, excluding acquisition costs. As of December 31, 2010, we had made a refundable deposit in the amount of $2,820 in connection with this acquisition, which has been included in other assets on our consolidated balance sheet.

        Our future minimum lease payments related to our properties (excluding real estate tax and other expense reimbursements) scheduled to be received during the current terms of the existing leases as of December 31, 2010 are approximately $127,886 in 2011, $107,428 in 2012, $81,834 in 2013, $73,095 in 2014, $56,920 in 2015 and $152,750 thereafter.

Note 5. Related Person Transactions

        We have adopted written Governance Guidelines which address, among other things, the consideration and approval of any related person transactions. Under our Governance Guidelines, we may not enter into any transaction in which any Trustee or executive officer, any member of the immediate family of any Trustee or executive officer or any other related person, has or will have a direct or indirect material interest unless that transaction has been disclosed or made known to our Board of Trustees and our Board of Trustees reviews, authorizes and approves or ratifies the transaction by the affirmative vote of a majority of the disinterested Trustees, even if the disinterested Trustees constitute less than a quorum. If there are no disinterested Trustees, the transaction shall be reviewed, authorized and approved or ratified by both (1) the affirmative vote of a majority of our entire Board of Trustees and (2) the affirmative vote of a majority of our Independent Trustees. Our Governance Guidelines further provide that, in determining whether to approve or ratify a transaction, our Board of Trustees, or disinterested Trustees or Independent Trustees, as the case may be, shall act

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

Note 5. Related Person Transactions (Continued)

in accordance with any applicable provisions of our declaration of trust, consider all of the relevant facts and circumstances, and approve only those transactions that are fair and reasonable to us. All related person transactions described below were reviewed and approved or ratified by a majority of the disinterested Trustees or otherwise in accordance with our policies described above. In the case of any transaction with us in which any other employee of ours who is subject to our Code of Business Conduct and Ethics and who has a direct of indirect material interest in the transaction, the employee must seek approval from an executive officer who has no interest in the matter for which approval is being requested.

        We have two agreements with RMR to provide management and administrative services to us: a business management agreement and a property management agreement. One of our Managing Trustees, Mr. Barry Portnoy, is Chairman and majority owner of RMR. Our other Managing Trustee, Mr. Adam Portnoy, the son of Mr. Barry Portnoy, is an owner, President, Chief Executive Officer and a Director of RMR. Additionally, Mr. Barry Portnoy's son-in-law, who is Mr. Adam Portnoy's brother-in-law, is an officer of RMR. Our executive officers are also officers of RMR. RMR has approximately 650 employees and provides management services to other companies in addition to us, and an affiliate of RMR is a registered investment advisor that manages two mutual funds.

        Our Board of Trustees has given our Compensation Committee, which is comprised exclusively of our Independent Trustees, authority to act with respect to our management agreements with RMR. The charter of our Compensation Committee requires the Committee annually to review the terms of the agreements, evaluate RMR's performance under the agreements and renew, amend, terminate or allow to expire the management agreements.

        The business management agreement provides for compensation to RMR at an annual rate equal to the sum of (a) 0.5% of the historical cost to CWH of any properties transferred to us by CWH and (b) 0.7% of our cost of any other properties we acquire up to and including $250,000, plus 0.5% of our cost of any additional properties in excess of $250,000. In addition, RMR receives an incentive fee based upon increases in our FFO Per Share, as defined in the business management agreement, commencing with our fiscal year ending December 31, 2010. The incentive fee is paid in our common shares. The property management agreement provides for management fees equal to 3.0% of gross rents and construction supervision fees equal to 5.0% of construction costs. The aggregate business management and property management fees for 2010 were $8,238. The aggregate business management and property management fees for 2009 were $5,601, which includes $2,390 of the fees payable to RMR by CWH that were allocated to us by CWH before we became a separate company. The aggregate business management and property management fees for 2008 payable to RMR by CWH that were allocated to us by CWH before we became a separate company were $4,816. No incentive fees were earned by RMR in 2010. Business management fees are included in general and administrative expenses in our consolidated statements of income. Property management fees and construction management fees are included in other operating expenses or have been capitalized, as appropriate, in our consolidated financial statements.

        RMR also provides internal audit services to us in return for our pro rata share of the total internal audit costs incurred by RMR for us and other companies managed by RMR and its affiliates, which amounts are subject to determination by our Compensation Committee. Our Audit Committee appoints our Director of Internal Audit. Our pro rata share of RMR's costs in providing this internal

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

Note 5. Related Person Transactions (Continued)

audit function was approximately $211 and $121 for 2010 and 2009, respectively. These allocated costs are in addition to the business and property management fees we paid to RMR. We are generally responsible for all of our operating expenses, including certain expenses incurred by RMR on our behalf. We are not responsible for payment of RMR's employment, office or administration expenses incurred to provide management services to us, except for our pro rata share of the employment and related expenses of RMR employees who provide on-site property management services and of the staff employed by RMR who perform our internal audit function.

        Both the business management agreement and the property management agreement automatically renew for successive one year terms unless we or RMR give notice of non-renewal before the end of an applicable term. We or RMR may terminate either agreement upon 60 days prior written notice and RMR may also terminate either agreement upon five business days notice if we undergo a change of control, as defined in the applicable agreement. The current terms for these agreements expire on December 31, 2011, and they will automatically renew unless earlier terminated.

        Under our business management agreement with RMR, we acknowledge that RMR manages other businesses, including CWH, Hospitality Properties Trust, or HPT, Senior Housing Properties Trust, or SNH, TravelCenters of America, LLC, or TA and Five Star Quality Care, Inc., or FVE, and will not be required to present us with opportunities to invest in properties that are primarily of a type that are within the investment focus of another business now or in the future managed by RMR. Under our business management agreement, RMR has agreed not to present other businesses that it now or in the future manages with opportunities to invest in properties that are majority leased to government tenants unless our Independent Trustees have determined not to invest in the opportunity. RMR has also agreed not to provide business management services to any other business which is principally engaged in the business of owning properties which are majority leased or occupied to Governmental Authorities, as defined in the business management agreement, or which are reasonably expected to be majority leased to Governmental Authorities, without the consent of our Independent Trustees. Each of the business management agreement and the property management agreement also includes arbitration provisions for the resolution of disputes, claims and controversies.

        RMR also leases from us approximately 1,400 square feet of office space for a regional office. We earned approximately $14 in rental income from RMR in 2010, which we believe is a commercially reasonable rate for such office space.

        Pursuant to our business management agreement, RMR may from time to time negotiate on our behalf with third party vendors and suppliers for the procurement of services to us. As part of this arrangement, we may enter agreements with RMR and other companies to which RMR provides management services for the purpose of obtaining more favorable terms from such vendors and suppliers.

        As part of our annual restricted share grants under our share award plan adopted in 2009, or the Award Plan, we typically grant restricted shares to certain employees of RMR, some of whom are our executive officers. In 2010, we granted a total of 36,950 restricted shares to such persons, which had an aggregate value of $985 based upon the closing price of our Shares on the NYSE on the date of grant. One fifth of those restricted shares vested on the grant date and one fifth vests on each of the next

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

Note 5. Related Person Transactions (Continued)

four anniversaries of the grant date. These share grants to RMR employees are in addition to the fees we pay RMR.

        CWH organized us as a 100% owned subsidiary in February 2009. In June 2009, we completed our IPO pursuant to which we ceased to be a subsidiary of CWH. In connection with this offering, we and CWH entered the transaction agreement, which governs our separation from and relationship with CWH. Pursuant to the transaction agreement, among other things:

  •
  We agreed to indemnify CWH with respect to any liability relating to any of our Initial Properties, including liabilities which arose before our formation.

  •
  We and CWH agreed that, so long as CWH owns in excess of 10% of our outstanding Shares, we and CWH engage the same manager or we and CWH have any common managing trustees, (1) CWH will not acquire ownership of properties which are majority leased to government tenants, unless a majority of our Independent Trustees who are not also Trustees of CWH have determined not to make the acquisition, (2) we will not acquire ownership of office or industrial properties which are not majority leased to government tenants, unless a majority of CWH's Independent Trustees who are not also Trustees of ours have determined not to make the acquisition, and (3) we will have a right of first refusal to purchase any property owned by CWH that CWH determines to divest if the property is then majority leased to government tenants, which right of first refusal will also apply in the event of an indirect sale of any such properties resulting from a change of control of CWH. The provisions described in (1) and (2) do not prevent us from continuing to own and lease our current properties or properties otherwise acquired by us that cease to be majority leased to government tenants following the termination of government tenancies; and, similarly, the provisions described in (1) and (2) also do not prohibit CWH from leasing its current or future properties to government tenants.

  •
  We and CWH agreed that certain disputes, claims and controversies arising under the transaction agreement may be referred to binding arbitration proceedings.

        In June 2010, we entered into a series of agreements to purchase from CWH 15 properties which are majority leased to government tenants and included approximately 1.9 million rentable square feet. We completed the purchase of all 15 of these properties in 2010 for an aggregate purchase price of $231,000, excluding acquisition costs. These 15 properties were subject to the right of first refusal CWH granted to us in the transaction agreement described above. These purchase agreements with CWH include arbitration provisions for the resolution of certain disputes, claims and controversies.

        As of February 24, 2011, CWH owned 9,950,000 of our Shares, which represented approximately 24.6% of our outstanding Shares. Both we and CWH are managed by RMR, and Barry Portnoy and Adam Portnoy are Managing Trustees of both us and CWH. Adam Portnoy was also our President from our formation in 2009 until January 2011 when David Blackman became our President. Adam Portnoy became President of CWH in January 2011. Also, all of our officers and CWH's officers are officers of RMR. Accordingly, the purchase and sale agreements between us and CWH described above which were entered after we became a separate public company were negotiated and approved by special committees of each company's board of trustees, comprised solely of Independent Trustees who are not also Independent Trustees of the other party to these agreements.

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

Note 5. Related Person Transactions (Continued)

        Our Independent Trustees also serve as directors or trustees of other public companies to which RMR provides management services. Mr. Barry Portnoy serves as a managing director or managing trustee of those companies, including CWH, HPT, SNH, FVE and TA, and Mr. Adam Portnoy serves as a managing trustee of some of those companies, including CWH, HPT and SNH. We understand that the other companies to which RMR provides management services also have relationships with each other, including business and property management agreements and lease arrangements. In addition, officers of RMR serve as officers of those companies. Mr. Kleifges, our Treasurer and Chief Financial Officer, also serves as Treasurer and Chief Financial Officer of HPT and is an officer of RMR. We understand that further information regarding those relationships is provided in the applicable periodic reports and proxy statements filed by those other companies with the SEC.

        We, RMR, CWH, HPT, SNH, FVE and TA each currently own 14.29% of AIC, an Indiana insurance company. All of our Trustees and nearly all of the trustees and directors of the other AIC shareholders currently serve on the board of directors of AIC. RMR, in addition to being a shareholder, provides management and administrative services to AIC pursuant to a management and administrative services agreement with AIC. Our Governance Guidelines provide that any material transaction between us and AIC shall be reviewed, authorized and approved or ratified by both the affirmative vote of a majority of our entire Board of Trustees and the affirmative vote of a majority of our Independent Trustees. The shareholders agreement among us, the other shareholders of AIC and AIC includes arbitration provisions for the resolution of disputes, claims and controversies.

        As of February 24, 2011, we have invested $5,194 in AIC since we became an equity owner of AIC in December 2009. We may invest additional amounts in AIC in the future if the expansion of this insurance business requires additional capital, but we are not obligated to do so. For 2010 and 2009, we recognized income (loss) of ($1) and ($15), respectively, related to our investment in AIC. In 2010, AIC designed a combination property insurance program for us and other AIC shareholders in which AIC participated as a reinsurer. Out total premiums paid under this program in 2010 were approximately $415. We are currently investigating the possibilities to expand our insurance relationships with AIC to include other types of insurance. By participating in this insurance business with RMR and the other companies to which RMR provides management services, we expect that we may benefit financially by possibly reducing our insurance expenses or by realizing our pro-rata share of any profits of this insurance business.

Note 6. Tenant and Credit Concentration

        The U.S. Government is responsible for approximately 78.2%, 83.1% and 89.3% of our rental income as of December 31, 2010, 2009, and 2008 respectively. Rental income is the annualized rents from our tenants pursuant to signed leases as of December 31, 2010, plus estimated expense reimbursements; and excludes lease value amortization.

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

Note 7. Indebtedness

        At December 31, 2010 and 2009, outstanding indebtedness consisted of the following (dollars in thousands):

	December 31, 2010	December 31, 2009
Unsecured revolving credit facility, due in 2013	$118,000	$—
Secured revolving credit facility, due in 2012	—	114,375
Mortgage note payable, due in 2016 at 6.21%	24,800	—
Mortgage note payable, including unamortized fair value premium of $1,128, due in 2019 at 7.00%	10,856	—
Mortgage note payable, including unamortized fair value premium of $921, due in 2021 at 8.15%	10,772	—

	$164,428	$144,375

        In April 2009, we entered a $250,000 secured revolving credit facility that was secured by 29 of our Properties and was available for acquisitions, working capital and general business purposes. Interest was calculated at a floating rate based upon LIBOR or another specified index, subject to a floor, plus a spread, or margin, which varied depending upon our debt leverage. We terminated the facility in October 2010.

        In October 2010, we replaced our initial $250,000 secured revolving credit facility with a $500,000 unsecured revolving credit facility, or our unsecured revolving credit facility. Interest paid on borrowings under the unsecured revolving credit facility is set at LIBOR plus a spread, subject to adjustments based on changes to our senior unsecured debt ratings. Our unsecured revolving credit facility matures on October 28, 2013 and, subject to certain conditions and the payment of a fee, we may extend this maturity to October 28, 2014. The facility may also be increased to $1,000,000 under certain conditions.

        The weighted average annual interest rate for these revolving credit facilities was 3.72% and 5.25% for the years ended December 31, 2010 and 2009, respectively. As of December 31, 2010, we had $118,000 drawn and $382,000 available to be drawn under our unsecured revolving credit facility.

        Our unsecured revolving credit facility agreement contains a number of covenants which restrict our ability to incur debts in excess of calculated amounts, restrict our ability to make distributions under certain circumstances and generally require us to maintain certain financial ratios. Our unsecured revolving credit facility provides for acceleration of payment of all amounts payable upon the occurrence and continuation of certain events of default, including upon a change of control. We believe we were in compliance with all of these covenants under our unsecured revolving credit facility agreement as of December 31, 2010.

        We assumed three secured mortgage loans in connection with three of our 2010 acquisitions. Our mortgage loans are non-recourse and do not contain any material financial covenants.

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

Note 7. Indebtedness (Continued)

        The required principal payments due during the next five years and thereafter under our debt outstanding as of December 31, 2010 are as follows:

2011	$901
2012	1,153
2013	119,248
2014	1,345
2015	1,450
Thereafter	38,282

$162,379

Note 8. Fair Value of Financial Instruments

        Our financial instruments include our cash and cash equivalents, restricted cash, rents receivable, due from affiliates, mortgage notes payable, accounts payable, due to affiliates, secured revolving credit facility, other accrued expenses and security deposits. At December 31, 2010, the fair values of our financial instruments were not materially different from their carrying values, except as follows:

	Carrying Amount	Fair Value
Mortgage note payable, due in 2016 at 6.21%	$24,800	$26,888
Mortgage note payable, including unamortized fair value premium of $1,128, due in 2019 at 7.00%	10,856	10,707
Mortgage note payable, including unamortized fair value premium of $921, due in 2021 at 8.15%	10,772	11,773

	$46,428	$49,368

Note 9. Shareholders' Equity

Share Awards

        We have Shares available for issuance under the terms of the Award Plan. During the years ended December 31, 2010 and 2009, 36,950 Shares with an aggregate market value of $985 on the date of the grant, respectively, and 25,100 Shares with an aggregate market value of $557 on the date of grant were awarded to our officers and certain employees of RMR pursuant to this plan. All of our trustees were awarded 1,500 Shares in 2010 with an aggregate market value of $208 ($42 per Trustee) on the date of the grant, and 1,250 Shares in 2009 with an aggregate market value of $138 ($28 per Trustee) on the date of grant as part of their annual compensation. The Shares awarded to our Trustees vested immediately. The Shares awarded to our officers and certain employees of RMR vest in five annual installments beginning on the date of grant. We include the value of awarded Shares in general and administrative expenses at the time the awards vest. At December 31, 2010, 1,924,200 of our Shares remain available for issuance under the Award Plan.

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

Note 9. Shareholders' Equity (Continued)

Distributions

        On January 28, 2010 and May 21, 2010 we paid a $0.40 per Share distribution to our common shareholders. On August 13, 2010, November 19, 2010 and February 23, 2011 we paid a $0.41 per Share distribution to our common shareholders, an increase of $0.01 per Share. We funded these distributions using existing cash balances and borrowings under our revolving credit facilities.

        Cash distributions per Share paid or accrued by us in 2010 and 2009 were $1.21 and $0.90, respectively. The characterization of our distributions paid or accrued in 2010 and 2009 was 98.34% and 100% ordinary income, respectively, and 1.66% and 0.00% return of capital, respectively.

Share Sales

        On January 21, 2010, we sold 9,775,000 of our Shares at a price of $21.50 per Share, raising gross proceeds of approximately $210,162. We used net proceeds from this offering to repay amounts outstanding under our then effective secured revolving credit facility and to fund our business activities, including some of our acquisitions.

        On August 11, 2010, we sold 9,200,000 of our Shares at a price of $25.00 per share, raising gross proceeds of approximately $230,000. We used net proceeds from this offering to repay amounts outstanding under our then effective secured revolving credit facility and to fund our business activities, including some of our acquisitions.

        We have no dilutive securities.

Note 10. Selected Quarterly Financial Data (Unaudited)

        The following is a summary of our unaudited quarterly results of operations for 2010 and 2009 (dollars in thousands, except per share amounts):

	2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Rental Income	$23,355	$25,940	$30,746	$36,727
Net income	6,851	7,735	6,669	6,540
Per Share data:
Weighted average Shares outstanding	29,084	31,261	36,369	40,501
Net income	$0.24	$0.25	$0.18	$0.16

	2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Rental Income	$19,242	$19,405	$19,656	$20,654
Net income	8,512	5,869	6,185	5,415
Per Share data:
Weighted average Shares outstanding	—	12,384	21,455	21,481
Net income	$—	$0.47	$0.29	$0.25

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

Note 11. Pro Forma Information (Unaudited)

        During the fourth quarter of 2010, we purchased two properties for an aggregate purchase price of $59,550, excluding acquisition costs and including the assumption of $9,755 of debt, and we replaced our $250,000 secured revolving credit facility with our $500,000 unsecured revolving credit facility. During the third quarter of 2010, we purchased twelve properties for an aggregate purchase price of $190,621, excluding acquisition costs, and we issued 9,200,000 of our Shares. During the second quarter of 2010, we purchased six properties for an aggregate purchase price of $111,880, excluding acquisition costs. During the first quarter of 2010, we purchased two properties for an aggregate purchase price of $72,360, excluding acquisition costs, including the assumption of $35,196 of debt and we issued 9,775,000 of our Shares. During 2009, we purchased four properties for an aggregate purchase price of $89,310, excluding acquisition costs, issued 21,500,000 of our Shares and established our initial $250,000 secured revolving credit facility. The following table presents our pro forma results of operations as if these acquisitions and financing activities were completed on January 1, 2009. This pro forma data is not necessarily indicative of what our actual results of operations would have been for the periods presented, nor does it represent the results of operations for any future period. Differences could result from, but are not limited to, additional property investments, property sales, changes in interest rates and changes in our debt or equity capital structure.

	For the Year Ended December 31,
	2010	2009
Total Revenues	$155,715	$146,329
Net Income	37,630	35,138
Per Share data:
Net Income	$0.93	$0.87

        During the year ended December 31, 2010 and 2009, we recognized revenues of $40,470 and $1,036, respectively, and operating income of $26,062 and $785, respectively, arising from these acquisitions.

GOVERNMENT PROPERTIES INCOME TRUST

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2010

(dollars in thousands)

						Cost Amount Carried at Close of Period
			Initial Cost to Company
					Costs Capitalized Subsequent to Acquisition
Location	State	Encumbrances	Land	Buildings and Equipment		Land	Buildings and Equipment	Total(1)	Accumulated Depreciation(2)	Date Acquired	Original Construction Date
Phoenix	AZ	$—	$2,687	$11,532	$1,718	$2,729	$13,208	$15,937	$4,386	5/15/97	1997
Safford	AZ	—	460	11,708	—	460	11,708	12,168	146	6/16/10	1992
Tucson	AZ	—	375	2,351	—	375	2,351	2,726	24	7/16/10	1993
Fresno	CA	—	7,276	61,118	9	7,277	61,126	68,403	12,798	8/29/02	1971
Sacramento	CA	—	2,290	35,891	104	2,290	35,995	38,285	902	12/17/09	1988
Sacramento	CA	—	1,550	12,263	120	1,550	12,383	13,933	307	12/23/09	1993
San Diego	CA	—	5,250	10,549	131	5,250	10,680	15,930	110	7/16/10	1981
San Diego	CA	—	4,269	18,316	800	4,347	19,038	23,385	6,579	3/31/97	1996
San Diego	CA	—	685	5,530	423	685	5,953	6,638	1,266	6/24/02	1986
San Diego	CA	—	2,916	12,456	1,228	2,969	13,631	16,600	4,701	3/31/97	1997
Golden	CO	—	494	152	6,225	495	6,376	6,871	1,988	3/31/97	1997
Lakewood	CO	10,772	2,640	23,777	320	2,640	24,097	26,737	593	1/15/10	1997
Lakewood	CO	—	936	9,160	599	936	9,759	10,695	2,153	10/11/02	1981
Lakewood	CO	—	915	9,106	670	915	9,776	10,691	2,136	10/11/02	1981
Lakewood	CO	—	1,035	9,271	416	1,036	9,686	10,722	1,986	10/11/02	1981
Washington	DC	—	12,008	51,528	31,772	12,228	83,080	95,308	29,951	3/31/97	1996
Washington	DC	—	26,000	25,955	257	26,000	26,212	52,212	216	8/17/10	1989
Tampa	FL	10,856	1,100	11,773	—	1,100	11,773	12,873	74	10/15/10	2008
Atlanta	GA	—	1,521	11,826	44	1,521	11,870	13,391	1,912	7/16/04	1972
Atlanta	GA	—	1,713	7,649	897	1,713	8,546	10,259	1,309	7/16/04	1967
Atlanta	GA	—	372	3,600	159	372	3,759	4,131	613	7/16/04	1967
Atlanta	GA	—	364	3,527	116	364	3,643	4,007	601	7/16/04	1967
Atlanta	GA	—	425	4,119	117	425	4,236	4,661	690	7/16/04	1967
Atlanta	GA	—	1,122	10,867	327	1,122	11,194	12,316	1,846	7/16/04	1967
Savannah	GA	—	950	2,376	—	950	2,376	3,326	25	7/16/10	1990
Arlington Heights	IL	—	1,450	13,160	—	1,450	13,160	14,610	329	12/29/09	2002

GOVERNMENT PROPERTIES INCOME TRUST

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

December 31, 2010

(dollars in thousands)

						Cost Amount Carried at Close of Period
			Initial Cost to Company
					Costs Capitalized Subsequent to Acquisition
Location	State	Encumbrances	Land	Buildings and Equipment		Land	Buildings and Equipment	Total(1)	Accumulated Depreciation(2)	Date Acquired	Original Construction Date
Kansas City	KS	—	640	9,932	1	640	9,933	10,573	124	6/16/10	1990
Boston	MA	—	5,100	17,293	19	5,100	17,312	22,412	144	8/17/10	1988
Malden	MA	—	1,050	31,086	—	1,050	31,086	32,136	447	5/24/10	2008
Stoneham	MA	—	1,670	11,035	—	1,670	11,035	12,705	138	6/16/10	1987
Baltimore	MD	—	900	8,097	891	901	8,987	9,888	2,801	10/15/98	1989
Germantown	MD	—	2,305	9,890	721	2,347	10,569	12,916	3,476	3/31/97	1995
Landover	MD	24,800	4,110	36,371	—	4,110	36,371	40,481	758	2/26/10	2004
Riverdale	MD	—	6,240	30,368	59	6,240	30,427	36,667	190	9/17/10	1994
Rockville	MD	—	3,251	29,258	3,671	3,248	32,932	36,180	10,969	2/2/98	1986
Detroit	MI	—	630	18,002	—	630	18,002	18,632	300	4/29/10	2009
Minneapolis	MN	—	3,990	18,186	16	3,990	18,202	22,192	189	7/16/10	1980
Roseville	MN	—	672	6,045	1,057	672	7,102	7,774	2,094	12/1/99	1987
Kansas City	MO	—	1,443	6,193	3,703	1,780	9,559	11,339	3,028	3/31/97	1995
Nashua	NH	—	3,000	14,052	—	3,000	14,052	17,052	468	8/28/09	1997
Trenton	NJ	—	5,000	38,203	—	5,000	38,203	43,203	—	12/30/10	1989
Albuquerque	NM	—	710	1,651	—	710	1,651	2,361	17	7/16/10	1984
Buffalo	NY	—	4,405	18,899	1,406	4,485	20,225	24,710	7,057	3/31/97	1994
Oklahoma City	OK	—	740	7,354	53	740	7,407	8,147	48	9/17/10	1992
Columbia	SC	—	659	5,622	41	659	5,663	6,322	653	5/10/06	1985
Columbia	SC	—	370	2,986	6	370	2,992	3,362	19	9/17/10	1982
Columbia	SC	—	410	2,535	1	410	2,536	2,946	16	9/17/10	1982
Memphis	TN	—	1,630	5,645	208	1,630	5,853	7,483	35	9/17/10	1985
Waco	TX	—	2,030	8,708	571	2,060	9,249	11,309	3,004	12/23/97	1997
Falls Church	VA	—	3,456	14,828	4,471	3,519	19,236	22,755	6,672	3/31/97	1993
Burlington	VT	—	700	8,416	—	700	8,416	9,116	157	4/9/10	2009
Richland	WA	—	3,970	17,035	834	4,042	17,797	21,839	6,023	3/31/97	1995
Falling Waters	WV	—	906	3,886	207	922	4,077	4,999	1,388	3/31/97	1993
Cheyenne	WY	—	1,915	8,217	1,047	1,950	9,229	11,179	3,190	3/31/97	1995

		$46,428	$142,705	$769,353	$65,435	$143,774	$833,719	$977,493	$131,046

(1)
Excludes value of real estate intangibles. Aggregate cost for federal income tax purposes is approximately $942,825.

(2)
Depreciation on buildings and improvements is provided for periods ranging up to 40 years and on equipment up to 12 years.

GOVERNMENT PROPERTIES INCOME TRUST

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

December 31, 2010

(dollars in thousands)

        Analysis of the carrying amount of real estate properties and accumulated depreciation:

	Real Estate Properties	Accumulated Depreciation
Balance at December 31, 2007	$488,077	$87,545
Additions	2,554	12,645
Disposals	(156)	(156)

Balance at December 31, 2008	490,475	100,034
Additions	86,799	13,510
Disposals	(517)	(517)

Balance at December 31, 2009	576,757	113,027
Additions	400,736	18,019
Disposals	—	—

Balance at December 31, 2010	$977,493	$131,046

 SIGNATURES

        Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOVERNMENT PROPERTIES INCOME TRUST
By:	/s/ DAVID M. BLACKMAN David M. Blackman President and Chief Operating Officer
Dated: February 25, 2011

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID M. BLACKMAN David M. Blackman	President and Chief Operating Officer	February 25, 2011
/s/ MARK L. KLEIFGES Mark L. Kleifges	Treasurer and Chief Financial Officer (principal financial officer and principal accounting officer)	February 25, 2011
/s/ ADAM D. PORTNOY Adam D. Portnoy	Managing Trustee	February 25, 2011
/s/ BARRY M. PORTNOY Barry M. Portnoy	Managing Trustee	February 25, 2011
/s/ JOHN L. HARRINGTON John L. Harrington	Independent Trustee	February 25, 2011
/s/ BARBARA D. GILMORE Barbara D. Gilmore	Independent Trustee	February 25, 2011
/s/ JEFFREY P. SOMERS Jeffrey P. Somers	Independent Trustee	February 25, 2011