Form 10-Q
period 2011-03-31
Government Properties Income Trust
filed 2011-05-05
CIK 1456772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Number of registrant’s common shares of beneficial interest, $0.01 par value per share, outstanding as of May 5, 2011: 40,500,800

GOVERNMENT PROPERTIES INCOME TRUST

FORM 10-Q

MARCH 31, 2011

References in this Form 10-Q to “we”, “us” and “our” refer to Government Properties Income Trust and its consolidated subsidiaries, unless otherwise noted.

PART I          Financial Information

Item 1.  Financial Statements

GOVERNMENT PROPERTIES INCOME TRUST

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

(unaudited)

	March 31,	December 31,
	2011	2010
ASSETS
Real estate properties:
Land	$150,209	$143,774
Buildings and improvements	864,712	833,719
	1,014,921	977,493
Accumulated depreciation	(137,018)	(131,046)
	877,903	846,447
Acquired real estate leases, net	62,569	60,097
Cash and cash equivalents	906	2,437
Restricted cash	1,820	1,548
Rents receivable, net	20,966	19,200
Deferred leasing costs, net	921	1,002
Deferred financing costs, net	3,455	3,935
Other assets, net	12,221	16,622
Total assets	$980,761	$951,288

LIABILITIES AND SHAREHOLDERS’ EQUITY
Revolving credit facility	$155,000	$118,000
Mortgage notes payable	46,165	46,428
Accounts payable and accrued expenses	12,614	14,436
Due to affiliates	2,512	1,348
Acquired real estate lease obligations, net	13,421	13,679
	229,712	193,891

Commitments and contingencies

Shareholders’ equity:
Common shares of beneficial interest, $.01 par value: 50,000,000 shares authorized, 40,500,800 shares issued and outstanding	405	405
Additional paid in capital	776,913	776,913
Cumulative other comprehensive income	6	2
Cumulative net income	51,590	41,336
Cumulative common dividends	(77,865)	(61,259)
Total shareholders’ equity	751,049	757,397

Total liabilities and shareholders’ equity	$980,761	$951,288

See accompanying notes.

GOVERNMENT PROPERTIES INCOME TRUST

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2011	2010
Rental income	$39,076	$23,355

Expenses
Real estate taxes	4,457	2,568
Utility expenses	3,507	1,677
Other operating expenses	6,769	3,557
Depreciation and amortization	8,386	4,880
Acquisition related costs	829	844
General and administrative	2,343	1,459
Total expenses	26,291	14,985

Operating income	12,785	8,370

Interest and other income	15	51
Interest expense (including net amortization of debt premiums and deferred financing fees of $418 and $532, respectively)	(2,537)	(1,531)
Equity in earnings (losses) of an investee	37	(28)

Income before income tax expense	10,300	6,862

Income tax expense	(46)	(11)
Net income	$10,254	$6,851

Weighted average common shares outstanding	40,501	29,084

Net income per common share	$0.25	$0.24

See accompanying notes.

GOVERNMENT PROPERTIES INCOME TRUST

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Three Months Ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,254	$6,851
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	5,972	4,146
Net amortization of debt premium and deferred financing fees	418	532
Amortization of acquired real estate leases	2,126	589
Amortization of deferred leasing costs	116	107
Equity in (earnings) losses of an investee	(37)	28
Change in assets and liabilities:
(Increase) decrease in restricted cash	(272)	(1,105)
(Increase) decrease in deferred leasing costs	(35)	(25)
(Increase) decrease in rents receivable	(1,766)	1,308
(Increase) decrease in due from affiliates	—	(258)
(Increase) decrease in other assets	72	792
Increase (decrease) in accounts payable and accrued expenses	(1,298)	670
Increase (decrease) in due to affiliates	1,164	378
Cash provided by operating activities	16,714	14,013

CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate acquisitions and improvements	(38,438)	(33,112)
Investment in Affiliates Insurance Company	—	(20)
Cash used in investing activities	(38,438)	(33,132)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common shares, net	—	199,254
Repayment of mortgage notes payable	(198)	(96)
Borrowings on revolving credit facility	75,000	16,000
Payments on revolving credit facility	(38,000)	(160,375)
Financing fees	(3)	(937)
Distributions to common shareholders	(16,606)	(8,593)
Cash provided by financing activities	20,193	45,253

(Decrease) increase in cash and cash equivalents	(1,531)	26,134
Cash and cash equivalents at beginning of period	2,437	1,478
Cash and cash equivalents at end of period	$906	$27,612

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$2,687	$885
Income taxes paid	31	53

Non-cash investing activities
Assumption of mortgage debt in connection with real estate acquisitions	$—	$(35,196)

Non-cash financing activities
Assumption of mortgage debt	$—	$35,196

See accompanying notes.

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(unaudited)

Note 1.  Basis of Presentation

The accompanying condensed consolidated financial statements of Government Properties Income Trust and its subsidiaries, or GOV, the Company, we or us, have been prepared without audit.  Certain information and disclosures required by U.S. generally accepted accounting principles, or GAAP, for complete financial statements have been condensed or omitted.  We believe the disclosures made are adequate to make the information presented not misleading.  However, the accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2010, or our Annual Report.  In the opinion of our management, all adjustments, which include only normal recurring adjustments considered necessary for a fair presentation, have been included.  All intercompany transactions and balances between the Company and its subsidiaries have been eliminated.

As of March 31, 2011, we owned 58 properties located in 25 states and the District of Columbia containing approximately 7.1 million rentable square feet.  The U.S. Government and certain state governments are our primary tenants.

Note 2.  Real Estate Properties

We generally lease space in our properties on a gross lease or modified gross lease basis pursuant to fixed term operating leases expiring between 2011 and 2025.  Many of our government tenants have the right to cancel their leases before the lease terms expire, although we expect that few will do so.  These leases generally require us to pay all or some property operating expenses and to provide all or most property management services.  During the three months ended March 31, 2011, we executed seven leases for 20,866 rentable square feet and made a commitment for approximately $460 of leasing related costs.  We have unspent tenancy related obligations of approximately $4,259 as of March 31, 2011.

In February 2011, we acquired an office property located in Quincy, MA with 92,549 rentable square feet.  The purchase price was $14,000, excluding acquisition costs.  We allocated approximately $2,700 to land, $9,200 to building and improvements, $2,113 to acquired real estate leases and $13 to acquired real estate lease obligations based on the fair values of the acquired assets and assumed liabilities.

Also in February 2011, we acquired two office properties located in Woodlawn, MD with 182,561 rentable square feet.  The purchase price was $28,000, excluding acquisition costs.  We allocated approximately $3,735 to land, $21,509 to building and improvements, $3,281 to acquired real estate leases and $525 to acquired real estate lease obligations based on the fair values of the acquired assets and assumed liabilities.

In April 2011, we entered into a purchase agreement to acquire an office property located in Plantation, FL with 135,819 rentable square feet.  This property is 100% leased to the U.S. Government and occupied by the Internal Revenue Service.  The contract purchase price is $40,750, excluding acquisition costs.

Also in April 2011, we entered into a purchase agreement to acquire two office properties located in Stafford, VA with 64,488 rentable square feet.  These properties are 100% leased to the U.S. Government and occupied by the Federal Bureau of Investigation.  The contract purchase price is $11,800, excluding acquisition costs.

In May 2011, we entered into a purchase agreement to acquire three office properties located in Indianapolis, IN with 433,927 rentable square feet.  These properties are 99% leased to 19 tenants, of which 56% is leased to the U.S. Government and occupied by the U.S. Customs and Border Protection Agency.  The contract purchase price is $88,000, including the assumption of $50,000 of mortgage debt and excluding acquisition costs.

Also in May 2011, we entered into a purchase agreement to acquire an office property located in Montgomery, AL with 57,815 rentable square feet.  This property is 100% leased to the U.S. Government and serves as the office of the U.S. Attorney for the Middle District of Alabama.  The contract purchase price is $11,550, excluding acquisition costs.

The four pending acquisitions are subject to our satisfactory completion of diligence and other customary conditions; accordingly, we can provide no assurances that we will acquire these properties.

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(unaudited)

Note 3.  Related Person Transactions

As described in our Annual Report, we were formerly 100% owned by CommonWealth REIT, or CWH, and CWH continues to own 24.6% of our outstanding common shares of beneficial interest, $0.01 par value per share, or Shares.

We and our properties are managed by Reit Management & Research LLC, or RMR, pursuant to a business management agreement and a property management agreement.  RMR also provides management services to CWH.  RMR is owned by our Managing Trustees, Messrs. Barry and Adam Portnoy.  Pursuant to our business management agreement with RMR, we recognized expenses of $1,674 and $853 for the three months ended March 31, 2011 and 2010, respectively.  These amounts are included in general and administrative expenses in our condensed consolidated statements of income.  In connection with our property management agreement with RMR, we recognized property management fees of $1,155 and $697 for the three months ended March 31, 2011 and 2010, respectively, plus construction management fees to RMR of $169 and $159 for the three months ended March 31, 2011 and 2010, respectively.  Both the property management fees and construction management fees are included in other operating expenses or have been capitalized, as appropriate, in our condensed consolidated financial statements.

We, RMR, CWH and other companies to which RMR provides management services each currently owns approximately 14.29% of Affiliates Insurance Company, or AIC.  All of our Trustees and a majority of the trustees and directors of the other shareholders of AIC currently serve on the board of directors of AIC.  RMR, in addition to being a shareholder, provides management and administrative services to AIC pursuant to a management and administrative services agreement with AIC.  Although we own less than 20% of AIC, we use the equity method to account for this investment because we believe that we have significant influence over AIC because each of our Trustees is a director of AIC.  As of March 31, 2011, we have invested $5,194 in AIC.  We may invest additional amounts in AIC in the future if the expansion of this insurance business requires additional capital, but we are not obligated to do so.  This investment had a carrying value of $5,237 and $5,195 as of March 31, 2011 and December 31, 2010, respectively.  During the three months ended March 31, 2011 and 2010, we recognized earnings (losses) of approximately $37 and $(28), respectively, related to this investment.  In 2010, AIC designed a combination property insurance program for us and other AIC shareholders in which AIC participated as a reinsurer.  Our annual premium for this property insurance of $415 was paid in July 2010 and is being expensed over the one year term of the coverage.  We are currently investigating the possibilities to expand our insurance relationships with AIC to include other types of insurance. By participating in this insurance business with RMR and the other companies to which RMR provides management services, we expect that we may benefit financially by possibly reducing our insurance expenses or by realizing our pro-rata share of any profits of this insurance business.

For more information about our related person transactions, including our dealings with CWH, RMR, AIC, our Managing Trustees and their affiliates and about the risks which may arise as a result of these and other related person transactions, please see our Annual Report and our other filings made with the Securities and Exchange Commission, or SEC, and in particular the sections captioned “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Related Person Transactions” in our Annual Report and the section captioned “Related Person Transactions and Company Review of Such Transactions” in our Proxy Statement dated February 25, 2011 relating to our 2011 Annual Meeting of Shareholders.  Our Annual Report and Proxy Statement are available at the SEC website: www.sec.gov.

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(unaudited)

Note 4.  Tenant Concentration and Segment Information

We operate in one business segment: ownership of properties that are majority leased to government tenants.  We define rental income as the annualized rents from our tenants pursuant to signed leases as of the measurement date, plus estimated expense reimbursements, and excluding lease value amortization.  The U.S. Government and six state governments were responsible for approximately 93.0% and 94.4% of our annualized rental income as of March 31, 2011 and 2010, respectively.  The U.S. Government is our largest tenant and was responsible for approximately 77.2% and 84.5% of our annualized rental income as of March 31, 2011 and 2010, respectively.

Note 5.  Indebtedness

At March 31, 2011 and December 31, 2010, our outstanding indebtedness included the following:

	March 31,	December 31,
	2011	2010

Revolving credit facility, due in 2013	$155,000	$118,000
Mortgage note payable, due in 2016 at 6.21%	24,800	24,800
Mortgage note payable, including unamortized fair value premium of $1,098, due in 2019 at 7.00%	10,783	10,856
Mortgage note payable, including unamortized fair value premium of $886, due in 2021 at 8.15%	10,582	10,772
	$201,165	$164,428

We have a $500,000 unsecured revolving credit facility that is available for acquisitions, working capital and general business purposes.  The revolving credit facility has a maturity date of October 28, 2013 and, subject to meeting certain conditions and the payment of a fee, we may extend the maturity date to October 28, 2014.  Interest under the revolving credit facility is based upon LIBOR plus a spread that is subject to adjustment based upon changes to our senior unsecured debt rating.  Our revolving credit facility agreement contains a number of covenants which restrict our ability to incur debts in excess of calculated amounts, restrict our ability to make distributions under certain circumstances and generally require us to maintain certain financial ratios.  We believe we were in compliance with the terms and conditions of our revolving credit facility at March 31, 2011.  The weighted average annual interest rate for our revolving credit facility was 2.37% for the three months ended March 31, 2011.  As of March 31, 2011, we had $155,000 outstanding and $345,000 available to be drawn under our revolving credit facility.

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(unaudited)

Note 6.  Fair Value of Financial Instruments

Our financial instruments at March 31, 2011 include cash and cash equivalents, restricted cash, rents receivable, mortgage notes payable, accounts payable, our revolving credit facility, due to affiliates, other accrued expenses and deposits. At March 31, 2011, the fair value of our financial instruments approximated their carrying values, except as follows:

	Carrying Amount	Fair Value
Mortgage note payable, due in 2016 at 6.21%	$24,800	$26,342
Mortgage note payable, due in 2019 at 7.00%	10,783	10,239
Mortgage note payable, due in 2021 at 8.15%	10,582	11,506
	$46,165	$48,807

We estimate the fair values of our mortgage notes payable by using discounted cash flow analyses and currently prevailing market terms.

Note 7.  Shareholders’ Equity

On February 23, 2011, we paid a distribution to common shareholders in the amount of $0.41 per share, or $16,606, that was declared on January 5, 2011 and was payable to shareholders of record on January 26, 2011.

On April 5, 2011, we declared a distribution payable to common shareholders of record on April 26, 2011, in the amount of $0.42 per share, or $17,010.  This distribution will be paid on or about May 24, 2011.

We have no dilutive securities.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and tables should be read in conjunction with the financial statements and notes thereto included in this Quarterly Report on Form 10-Q and in our Annual Report.

OVERVIEW

As of March 31, 2011, we owned 58 properties, located in 25 states and the District of Columbia, that contain approximately 7.1 million rentable square feet, of which 90.6% is leased to the U.S. Government and six state governments.  The U.S. Government and six state governments were responsible for 93.0% and 94.4% of our annualized rental income, as defined below, as of March 31, 2011 and 2010, respectively.

Property Operations

As of March 31, 2011, 96.3% of our rentable square feet was leased, compared to 100.0% leased as of March 31, 2010.  Occupancy data as of March 31, 2011 and 2010 is as follows (square feet in thousands):

	All Properties		Comparable Properties (1)
	March 31,		March 31,
	2011	2010	2011	2010
Total properties (end of period)	58	35	33	33
Total square feet	7,079	4,390	3,958	3,958
Percent leased (2)	96.3%	100.0%	99.8%	100.0%

(1)       Properties we owned on March 31, 2011 which were owned continuously since January 1, 2010.

(2)       Percent leased includes (i) space being fitted out for occupancy pursuant to signed leases, if any, and (ii) space which is leased, but is not occupied or is being offered for sublease by tenants, if any.

We believe leasing market conditions have recently stabilized, but remain weak in many U.S. markets.  The historical experience of our manager, RMR, has been that government tenants frequently renew leases to avoid the costs and disruptions that may result from relocating their operations.  We believe that budgetary pressures may cause an increased demand for leased space in existing buildings, as opposed to new buildings built on behalf of the government, among government tenants generally. For these and other reasons we believe that occupancy at our government leased properties may outperform national market averages for property occupancies. However, these same increased budgetary pressures faced by the U.S. Government and state governments could also result in a decrease in government sector employment and consolidation of operations into government owned properties thereby reducing their need for leased space.  Accordingly, it is difficult for us to reasonably project what the financial impact of market conditions will be on our financial results for future periods.

Lease renewals and rental rates at which available space in our properties may be relet in the future will depend, in large part, on prevailing market conditions at that time.  As of March 31, 2011 lease expirations by year at our properties are as follows (square feet and dollars in thousands):

Year (1)	Expirations of Occupied Square Feet(2)	Percent of Total	Cumulative % of Total	Rental Income Expiring(3)	Percent of Total	Cumulative % of Total
2011	938	13.8%	13.8%	$21,149	13.3%	13.3%
2012	1,052	15.4%	29.2%	28,354	17.8%	31.1%
2013	954	14.0%	43.2%	16,193	10.2%	41.3%
2014	391	5.7%	48.9%	7,937	5.0%	46.3%
2015	1,197	17.6%	66.5%	26,695	16.8%	63.1%
2016	423	6.2%	72.7%	11,018	6.9%	70.0%
2017	497	7.3%	80.0%	9,840	6.2%	76.2%
2018	330	4.8%	84.8%	10,978	6.9%	83.1%
2019	665	9.8%	94.6%	15,809	9.9%	93.0%
2020 and thereafter	370	5.4%	100.0%	11,128	7.0%	100.0%
Total	6,817	100.0%		$159,101	100.0%

Weighted average remaining lease term (in years)	4.0			4.2

(1)             The year of lease expiration is pursuant to current contract terms.  Some government tenants have the right to vacate their space before the stated expirations of their leases.  As of March 31, 2011, government tenants occupying approximately 16.2% of our rentable square feet and representing approximately 13.1% of our rental income have exercisable rights to terminate their leases before the stated expirations.  Also as of March 31, 2011, in 2011, 2012, 2013, 2014, 2015, 2016, 2017 and 2019, early termination rights become exercisable by other government tenants who occupy approximately 1.0%, 3.4%, 1.0%, 2.3%, 0.3%, 3.1%, 0.5% and 1.2%, respectively, of our rentable square feet and are responsible for approximately 1.1%, 3.4%, 1.2%, 2.6%, 0.3%, 6.4%, 0.8% and 2.2%, respectively, of our rental income.  In February 2011, we were notified by two of our tenants representing approximately 0.2% and 0.9%, respectively, of our rentable square feet and 0.1% and 0.6%, respectively, of our rental income, that they intend to exercise their rights to vacate their space in May 2011 and August 2011, respectively, prior to the stated expiration of their leases in August 2013 and April 2013, respectively.  In addition, five of our state government tenants have exercisable rights to terminate their leases if these states do not annually appropriate rent amounts in their respective annual budgets. These five tenants occupy approximately 6.6% of our rentable square feet, representing approximately 7.4% of our rental income as of March 31, 2011.

(2)             Square feet occupied is pursuant to signed leases as of March 31, 2011, and includes (i) space being fitted out for occupancy and (ii) space, if any, which is leased but is not occupied.

(3)             Rental income is the annualized rents from our tenants pursuant to signed leases as of March 31, 2011, plus estimated expense reimbursements, and excludes lease value amortization.

Investment Activities (dollar amounts in thousands)

In February 2011, we acquired an office property located in Quincy, MA with 92,549 rentable square feet.  This property is 100% leased to four tenants, of which 90% is leased to the Commonwealth of Massachusetts and occupied by the Registry of Motor Vehicles as its headquarters.  The purchase price was $14,000, excluding acquisition costs.

Also in February 2011, we acquired two office properties located in Woodlawn, MD with 182,561 rentable square feet.  These properties are 100% leased to two tenants, of which 94% is leased to the U.S. Government and occupied by the Social Security Administration.  The purchase price was $28,000, excluding acquisition costs.

In April 2011, we entered into a purchase agreement to acquire an office property located in Plantation, FL with 135,819 rentable square feet.  This property is 100% leased to the U.S. Government and occupied by the Internal Revenue Service.  The contract purchase price is $40,750, excluding acquisition costs.

Also in April 2011, we entered into a purchase agreement to acquire two office properties located in Stafford, VA with 64,488 rentable square feet.  These properties are 100% leased to the U.S. Government and occupied by the Federal Bureau of Investigation.  The contract purchase price is $11,800, excluding acquisition costs.

In May 2011, we entered into a purchase agreement to acquire three office properties located in Indianapolis, IN with 433,927 rentable square feet.  These properties are 99% leased to 19 tenants, of which 56% is leased to the U.S. Government and occupied by the U.S. Customs and Border Protection Agency.  The contract purchase price is $88,000, including the assumption of $50,000 of mortgage debt and excluding acquisition costs.

Also in May 2011, we entered into a purchase agreement to acquire an office property located in Montgomery, AL with 57,815 rentable square feet.  This property is 100% leased to the U.S. Government and serves as the office of the U.S. Attorney for the Middle District of Alabama.  The contract purchase price is $11,550, excluding acquisition costs.

The four pending acquisitions are subject to our satisfactory completion of diligence and other customary conditions; accordingly, we can provide no assurances that we will acquire these properties.

Financing Activities (dollar amounts in thousands, except per share amounts)

We have a $500,000 unsecured revolving credit facility that is available for acquisitions, working capital and general business purposes.  The weighted average annual interest rate for our revolving credit facility was 2.37% for the three months ended March 31, 2011.  As of March 31, 2011 and May 5, 2011, we had $155,000 outstanding under our revolving credit facility.  The revolving credit facility has a maturity date of October 28, 2013 and, subject to certain conditions and the payment of a fee, we may extend the maturity date to October 28, 2014.  Interest under our revolving credit facility is based upon LIBOR plus a spread that is subject to adjustment based on changes to our senior unsecured debt rating.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2011, Compared to Three Months Ended March 31, 2010

	Three Months Ended March 31,
	2011	2010	$ Change	% Change
	(in thousands, except per share data)

Rental income	$39,076	$23,355	$15,721	67.3%

Expenses:
Real estate taxes	4,457	2,568	1,889	73.6%
Utility expenses	3,507	1,677	1,830	109.1%
Other operating expenses	6,769	3,557	3,212	90.3%
Depreciation and amortization	8,386	4,880	3,506	71.8%
Acquisition related costs	829	844	(15)	(1.8)%
General and administrative	2,343	1,459	884	60.6%
Total expenses	26,291	14,985	11,306	75.4%

Operating income	12,785	8,370	4,415	52.7%

Interest and other income	15	51	(36)	(70.6)%
Interest expense (including net amortization of debt premiums and deferred financing fees of $418 and $532, respectively)	(2,537)	(1,531)	(1,006)	(65.7)%
Equity in earnings (losses) of an investee	37	(28)	65	232.1%

Income before income tax expense	10,300	6,862	3,438	50.1%

Income tax expense	(46)	(11)	(35)	(318.2)%
Net income	$10,254	$6,851	$3,403	49.7%

Weighted average common shares outstanding	40,501	29,084	11,417	39.3%

Net income per common share	$0.25	$0.24	$0.01	4.2%

Rental income.  The increase in rental income primarily reflects the effects of our property acquisitions since January 1, 2010.  Rental income from the 33 properties we owned on March 31, 2011 which were owned continuously since January 1, 2010, or the comparable properties, decreased $142, or 0.6%, due primarily to reduced real estate tax reimbursement income at certain of the comparable properties. Rental income includes non-cash straight line rent adjustments totaling approximately $118 in 2011 and ($65) in 2010 and amortization of acquired real estate leases and obligations totaling approximately $172 in 2011 and $34 in 2010.

Real estate taxes.  The increase in real estate taxes primarily reflects the effects of property acquisitions since January 1, 2010.  Real estate taxes for the comparable properties decreased $172, or 7.1%, due to the effects of lower assessed values for certain of the properties.

Utility expenses.  The increase in utility expenses primarily reflects the effects of property acquisitions since January 1, 2010.  Utility expenses for the comparable properties increased $68, or 4.2%, due to increases in usage and utility rates at certain of the properties.

Other operating expenses.  The increase in other operating expenses primarily reflects the increase in property management fees, cleaning expenses and security costs as a result of property acquisitions since January 1, 2010.  Other operating expenses for the comparable properties increased $43, or 1.3%, due to increased repair and maintenance costs at certain of the properties.

Depreciation and amortization.  The increase in depreciation and amortization reflects the effect of our property acquisitions and improvements made to some of our properties since January 1, 2010.  Depreciation and amortization expense for the comparable properties decreased $93, or 2.1% due to certain deferred leasing costs becoming fully amortized in 2010 partially offset by an increase in depreciation expense due to improvements made to certain of the properties since January 1, 2010.

Acquisition related costs.  The decrease in acquisition related costs is the result of decreased acquisition related activity during the three months ended March 31, 2011 compared to the same period last year.

General and administrative.  The increase in general and administrative expense primarily reflects the effect of our property acquisitions since January 1, 2010.

Interest and other income.  The decrease in interest and other income is the result of a smaller average amount of investable cash compared to the same period in 2010.

Equity in earnings (losses) of an investee.  The increase in equity in earnings (losses) of an investee is the result of earnings from our investment in AIC for the three months ended March 31, 2011 compared to a loss in the same period in 2010.

Interest expense.  The increase in interest expense reflects a larger average outstanding balance under our revolving credit facility compared to the same period in 2010 and interest expense related to the mortgages we assumed in connection with certain of our 2010 acquisitions partially offset by a lower weighted average interest rate for borrowings under our revolving credit facility in 2011.

Income tax expense.  The increase in income tax expense is a result of our higher operating income in 2011 which is subject to state income taxes in certain jurisdictions.

Net income.  Our net income for the three months ended March 31, 2011 increased as compared to the three months ended March 31, 2010 as a result of the changes noted above.

LIQUIDITY AND CAPITAL RESOURCES

Our Operating Liquidity and Resources (dollar amounts in thousands)

Our principal source of funds to meet operating expenses and pay distributions on our Shares is rental income from our properties. We believe that our operating cash flow will be sufficient to pay our operating expenses, debt service and distributions on our Shares for the next twelve months and for the foreseeable future thereafter. Our future cash flows from operating activities will depend primarily upon our ability to:

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

Our changes in cash flows in the three months ended March 31, 2011 compared to the same period in 2010 was as follows: (i) cash flow provided by operating activities increased from $14,013 in 2010 to $16,714 in 2011; (ii) cash used in investment activities increased from $33,132 in 2010 to $38,438 in 2011; and (iii) cash provided by financing activities decreased from $45,253 in 2010 to $20,193 in 2011.

The increase in cash provided by operating activities between 2011 and 2010 is due to increased cash flow from our acquisitions after January 1, 2010 and changes in our working capital.  The increase in cash used in investing activities between 2011 and 2010 is due primarily to the higher aggregate purchase prices of our 2011 property acquisitions compared to 2010.  The decrease in cash provided by financing activities between 2011 and 2010 is due primarily to the proceeds from the issuances of our Shares that occurred in 2010 but not in 2011.

Our Investment and Financing Liquidity and Resources (dollar amounts in thousands)

In order to fund acquisitions and to accommodate cash needs that may result from timing differences between our receipt of rents and our need or desire to make distributions or pay operating or capital expenses, we maintain a $500,000 unsecured revolving credit facility from a syndicate of financial institutions.  At March 31, 2011 and May 5, 2011, we had $345,000 available for borrowings under this revolving credit facility.  The revolving credit facility matures in October 2013, but subject to certain conditions and the payment of a fee, it may be extended to October 2014.  We expect to use cash balances, borrowings under our revolving credit facility and net proceeds from offerings of equity or debt securities to fund our future operations, distributions to our shareholders and any future property acquisitions.

When significant amounts are outstanding under our revolving credit facility or the maturity date of our revolving credit facility or our other debts approach, we intend to explore alternatives for repaying or refinancing such amounts. Such alternatives may include incurring term debt, issuing new equity securities and extending the maturity date of our revolving credit facility.  Since 2007, there has been a significant reduction in the amount of capital available for the real estate business on a global basis and, as a result, we can provide no assurance that we will be successful in consummating any particular type of financing; however, we believe that we will have access to financing, such as debt and equity offerings, to fund future acquisitions and capital expenditures and to pay our obligations.  We have an effective shelf registration statement that allows us to issue public securities on an expedited basis, but it does not assure that there will be buyers for such securities.

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

During the three months ended March 31, 2011 and 2010, we made cash expenditures at our properties for tenant improvements, leasing costs, building improvements and development and redevelopment activities as follows:

	Three Months Ended March 31,
	2011	2010

Tenant improvements	$125	$209
Leasing costs	$35	$25
Building improvements (1)	$29	$33
Development, redevelopment and other activities (2)	$130	$13

(1)         Building improvements generally include expenditures to replace obsolete building components and expenditures that extend the useful life of existing assets.

(2)         Development, redevelopment and other activities generally include non-recurring expenditures that we believe increase the value of our existing properties.

In connection with leasing space during the three months ended March 31, 2011, we have committed to fund future expenditures as follows (dollars in thousands, except per square foot amounts):

	New	Renewals	Total
Square feet leased during the period	9,609	11,257	20,866

Total commitments for tenant improvements and leasing costs	$126	$334	$460
Leasing costs per square foot	$13.13	$29.66	$22.05
Average lease term (years)	2.9	7.2	5.1
Leasing costs per square foot per year	$4.58	$4.15	$4.29

We have unspent tenancy related obligations of approximately $4,259 at March 31, 2011.

In April and May 2011, we entered into four purchase agreements to acquire seven office properties for an aggregate purchase price of $152,100, including the assumption of $50,000 of mortgage debt and excluding acquisition costs.  These pending acquisitions are subject to our satisfactory completion of diligence, and other customary conditions; accordingly, we can provide no assurances that we will acquire these properties.

On April 5, 2011, we declared a distribution payable to common shareholders of record on April 26, 2011, in the amount of $0.42 per share, or $17,010.  This distribution will be paid on or about May 24, 2011 using existing cash balances and borrowings under our revolving credit facility.

Off Balance Sheet Arrangements

As of March 31, 2011, we had no off balance sheet arrangements that have had or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Debt Covenants

Our principal debt obligations at March 31, 2011 were our revolving credit facility and three secured mortgage loans assumed in connection with three of our 2010 acquisitions.  Our mortgage loans are non-recourse and do not contain any material financial covenants.  Our revolving credit facility agreement contains a number of covenants which restrict our ability to incur debts in excess of calculated amounts, restrict our ability to make distributions under certain circumstances and generally require us to maintain certain financial ratios.  Our revolving credit facility provides for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default or upon a change of control, including a change in our management by RMR.  We believe we were in compliance with all of our covenants under our revolving credit facility agreement at March 31, 2011 and May 5, 2011.

Related Person Transactions (dollar amounts in thousands)

As described in our Annual Report, we were formerly 100% owned by CWH and CWH continues to own 24.6% of our outstanding Shares.

We and our properties are managed by RMR pursuant to a business management agreement and a property management agreement.  RMR also provides management services to CWH.  RMR is owned by our Managing Trustees, Messrs. Barry and Adam Portnoy.  Pursuant to our business management agreement with RMR, we recognized expenses of $1,674 and $853 for the three months ended March 31, 2011 and 2010, respectively.  These amounts are included in general and administrative expenses in our condensed consolidated statements of income.  In connection with our property management agreement with RMR, we recognized property management fees of $1,155 and $697 for the three months ended March 31, 2011 and 2010, respectively, plus construction management fees to RMR of $169 and $159 for the three months ended March 31, 2011 and 2010, respectively.  Both the property management fees and construction management fees are included in other operating expenses or have been capitalized, as appropriate, in our condensed consolidated financial statements.

We, RMR, CWH and other companies to which RMR provides management services each currently owns approximately 14.29% of AIC.  All of our Trustees and a majority of the trustees and directors of the other shareholders of AIC currently serve on the board of directors of AIC.  RMR, in addition to being a shareholder, provides management and administrative services to AIC pursuant to a management and administrative services agreement with AIC.  Although we own less than 20% of AIC, we use the equity method to account for this investment because we believe that we have significant influence over AIC because each of our Trustees is a director of AIC.  As of March 31, 2011, we have invested $5,194 in AIC.  We may invest additional amounts in AIC in the future if the expansion of this insurance business requires additional capital, but we are not obligated to do so.  This investment had a carrying value of $5,237 and $5,195 as of March 31, 2011 and December 31, 2010, respectively.  During the three months ended March 31, 2011 and 2010, we recognized earnings (losses) of approximately $37 and $(28), respectively, related to this investment.  In 2010, AIC designed a combination property insurance program for us and other AIC shareholders in which

AIC participated as a reinsurer.  Our annual premium for this property insurance of $415 was paid in July 2010 and is being expensed over the one year term of the coverage.  We are currently investigating the possibilities to expand our insurance relationships with AIC to include other types of insurance. By participating in this insurance business with RMR and the other companies to which RMR provides management services, we expect that we may benefit financially by possibly reducing our insurance expenses or by realizing our pro-rata share of any profits of this insurance business.

For more information about our other related person transactions, including our dealings with CWH, RMR, AIC, our Managing Trustees and their affiliates and about the risks which may arise as a result of these and other related person transactions, please see our Annual Report and our other filings made with the SEC and in particular the sections captioned “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Related Person Transactions” in our Annual Report and the section captioned “Related Person Transactions and Company Review of Such Transactions” in our Proxy Statement dated February 25, 2011 relating to our 2011 Annual Meeting of Shareholders.  Our Annual Report and Proxy Statement are available at the SEC website: www.sec.gov.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk (dollar amounts in thousands)

We are exposed to risks associated with market changes in interest rates.  We manage our exposure to this market risk by monitoring available financing alternatives.  Our strategy to manage exposure to changes in interest rates is unchanged since December 31, 2010.  Other than as described below, we do not foresee any significant changes in our exposure to fluctuations in interest rates or in how we manage this exposure in the future.

At March 31, 2011, our outstanding fixed rate debt included the following:

Debt	Principal Balance(1)	Annual Interest Rate(1)	Annual Interest Expense	Maturity	Interest Payments Due
Mortgage	$24,800	6.21%	$1,561	2016	Monthly
Mortgage	9,685	7.00%	678	2019	Monthly
Mortgage	9,696	8.15%	790	2021	Monthly
	$44,181		$3,029

(1)       The principal balances and interest rates are the amounts stated in the contracts.  In accordance with GAAP, our carrying values and recorded interest expense may be different because of market conditions at the time we assumed these debts.  See Note 5 to our Condensed Consolidated Financial Statements included in Item 1.

Because these debts bear interest at a fixed rate, changes in market interest rates during the term of these debts will not affect our operating results.  If these debts are refinanced at interest rates which are 10% higher or lower than shown above, our per annum interest cost would increase or decrease by approximately $303.

Changes in market interest rates also affect the fair value of our fixed rate debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt.  Based on the balances outstanding at March 31, 2011 and discounted cash flow analysis through the maturity date of our fixed rate debt obligations, a hypothetical immediate 10% change in interest rates would change the fair value of those obligations by approximately $1,282.

As of March 31, 2011, we had $155,000 drawn and $345,000 available under our $500,000 unsecured revolving credit facility.  The revolving credit facility matures on October 28, 2013, and subject to meeting certain conditions and the payment of a fee, we may extend the facility for one year to October 28, 2014.  We are able to make repayments and drawings under our revolving credit facility at any time without penalty.  Borrowings under our revolving credit facility are in U.S. dollars and accrue interest at LIBOR plus a spread which varies depending on our credit ratings.  Accordingly, we are exposed to risks resulting from changes in U.S. dollar based short term rates, specifically LIBOR.  In addition, upon renewal or refinancing of our revolving credit facility, we are vulnerable to increases in credit spreads due to market conditions.  A change in interest rates generally would not affect the value of our floating rate debt but would affect our operating results.  For example, the interest rate payable on our revolving credit facility at March 31, 2011 was 2.37%.  The following table presents the impact a 10% change in interest rates would have on our annual floating rate interest expense at March 31, 2011:

	Impact of Changes in Interest Rates
	Interest Rate	Outstanding Debt	Total Interest Expense Per Year
At March 31, 2011	2.37%	$155,000	$3,725
10% increase	2.61%	155,000	4,097
10% reduction	2.13%	155,000	3,352

The foregoing table shows the impact of an immediate change in floating interest rates.  If interest rates were to change gradually over time, the impact would be spread over time.  Our exposure to fluctuations in floating interest rates will increase or decrease in the future with increases or decreases in the outstanding amount under our revolving credit facility or other floating rate debt.

The following table presents the impact a 10% change in interest rates would have on our annual floating rate interest expense at March 31, 2011 if we were fully drawn on our revolving credit facility:

	Impact of Changes in Interest Rates
	Interest Rate	Outstanding Debt	Total Interest Expense Per Year
At Mach 31, 2011	2.37%	$500,000	$12,015
10% increase	2.61%	500,000	13,216
10% reduction	2.13%	500,000	10,813

Item 4.  Controls and Procedures

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Managing Trustees, President and Chief Operating Officer and Treasurer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures pursuant to the Securities Exchange Act of 1934, as amended, Rules 13a-15 and 15d-15. Based upon that evaluation, our Managing Trustees, President and Chief Operating Officer and Treasurer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•                  OUR ACQUISITIONS OF PROPERTIES,

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

•                  OUR EXPECTATIONS THAT THERE WILL BE AN INCREASE IN DEMAND FOR LEASED SPACE BY THE U.S. GOVERNMENT AND STATE AND LOCAL GOVERNMENTS,

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

FINANCIAL CONDITION, CASH FLOWS, LIQUIDITY AND PROSPECTS INCLUDE, BUT ARE NOT LIMITED TO:

•                  THE IMPACT OF CHANGES IN THE ECONOMY AND THE CAPITAL MARKETS,

•                  COMPETITION WITHIN THE REAL ESTATE INDUSTRY,

•                  ACTUAL AND POTENTIAL CONFLICTS OF INTEREST WITH OUR MANAGING TRUSTEES, CWH, RMR AND ITS RELATED ENTITIES AND AFFILIATES,

•                  THE IMPACT OF CHANGES IN THE NEEDS AND FINANCIAL CONDITIONS OF THE U.S. GOVERNMENT AND STATE AND LOCAL GOVERNMENTS,

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

•                  OUR INVESTMENT IN AIC INVOLVES POTENTIAL FINANCIAL RISKS AND REWARDS TYPICAL OF THE FINANCIAL RISKS AND REWARDS ASSOCIATED WITH INSURANCE COMPANIES. WHILE WE CURRENTLY EXPECT TO IMPROVE OUR FINANCIAL RESULTS BY OBTAINING IMPROVED INSURANCE COVERAGES AT LOWER COSTS THAN MAY BE OTHERWISE AVAILABLE TO US OR BY PARTICIPATING IN THE PROFITS WHICH WE MAY REALIZE AS AN OWNER OF AIC, OUR EXPECTED FINANCIAL BENEFITS FROM OUR INVESTMENT IN, AND PURCHASING INSURANCE FROM, AIC MAY NOT OCCUR.

THESE RESULTS COULD OCCUR DUE TO MANY DIFFERENT CIRCUMSTANCES, SOME OF WHICH ARE BEYOND OUR CONTROL, SUCH AS GOVERNMENT TENANTS’ NEEDS FOR LEASED SPACE, NATURAL DISASTERS, OR CHANGES IN CAPITAL MARKETS OR THE ECONOMY GENERALLY.

THE INFORMATION CONTAINED ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-Q OR IN OUR ANNUAL REPORT, INCLUDING UNDER THE CAPTION “RISK FACTORS”, OR INCORPORATED HEREIN OR THEREIN IDENTIFIES OTHER IMPORTANT FACTORS THAT COULD CAUSE DIFFERENCES FROM OUR FORWARD LOOKING STATEMENTS.  OUR ANNUAL REPORT IS AVAILABLE AT THE SEC WEBSITE: WWW.SEC.GOV.

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

Part II.  Other Information

Item 6.  Exhibits

31.1	Rule 13a-14(a) Certification. (filed herewith)

31.2	Rule 13a-14(a) Certification. (filed herewith)

31.3	Rule 13a-14(a) Certification. (filed herewith)

31.4	Rule 13a-14(a) Certification. (filed herewith)

32.1	Section 1350 Certification. (furnished herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOVERNMENT PROPERTIES INCOME TRUST

By:	/s/ David M. Blackman
David M. Blackman
President and Chief Operating Officer
Dated: May 5, 2011

By:	/s/ Mark L. Kleifges
Mark L. Kleifges
Treasurer and Chief Financial Officer
(principal financial and accounting officer)
Dated: May 5, 2011