Form 10-Q
period 2011-06-30
Government Properties Income Trust
filed 2011-08-02
CIK 1456772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Number of registrant’s common shares of beneficial interest, $0.01 par value per share, outstanding as of August 2, 2011:  47,010,800

GOVERNMENT PROPERTIES INCOME TRUST

FORM 10-Q

JUNE 30, 2011

References in this Form 10-Q to “we”, “us” and “our” refer to Government Properties Income Trust and its consolidated subsidiaries, unless otherwise noted.

PART I          Financial Information

Item 1.  Financial Statements

GOVERNMENT PROPERTIES INCOME TRUST

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

(unaudited)

	June 30,	December 31,
	2011	2010
ASSETS
Real estate properties:
Land	$195,764	$143,774
Buildings and improvements	984,033	833,719
	1,179,797	977,493
Accumulated depreciation	(143,335)	(131,046)
	1,036,462	846,447
Acquired real estate leases, net	80,075	60,097
Cash and cash equivalents	1,081	2,437
Restricted cash	1,593	1,548
Rents receivable, net	21,200	19,200
Deferred leasing costs, net	976	1,002
Deferred financing costs, net	2,971	3,935
Other assets, net	18,376	16,622
Total assets	$1,162,734	$951,288

LIABILITIES AND SHAREHOLDERS’ EQUITY
Revolving credit facility	$338,000	$118,000
Mortgage notes payable	45,898	46,428
Accounts payable and accrued expenses	17,885	14,436
Due to affiliates	3,060	1,348
Assumed real estate lease obligations, net	12,626	13,679
	417,469	193,891

Commitments and contingencies

Shareholders’ equity:
Common shares of beneficial interest, $.01 par value:
50,000,000 shares authorized, 40,510,800 and 40,500,800 shares issued and outstanding, respectively	405	405
Additional paid in capital	777,169	776,913
Cumulative net income	62,522	41,336
Cumulative other comprehensive income	44	2
Cumulative common distributions	(94,875)	(61,259)
Total shareholders’ equity	745,265	757,397

Total liabilities and shareholders’ equity	$1,162,734	$951,288

See accompanying notes.

GOVERNMENT PROPERTIES INCOME TRUST

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Rental income	$41,923	$25,940	$80,999	$49,295

Expenses
Real estate taxes	4,637	2,764	9,094	5,332
Utility expenses	3,540	1,733	7,047	3,410
Other operating expenses	7,076	3,963	13,845	7,520
Depreciation and amortization	9,097	5,401	17,483	10,281
Acquisition related costs	1,009	1,011	1,838	1,855
General and administrative	2,566	1,623	4,909	3,082
Total expenses	27,925	16,495	54,216	31,480

Operating income	13,998	9,445	26,783	17,815

Interest and other income	20	16	35	68
Interest expense (including net amortization of debt premiums and deferred financing fees of $418, $624, $836 and $1,156, respectively)	(3,076)	(1,678)	(5,613)	(3,209)
Equity in earnings (losses) of an investee	46	(23)	83	(52)

Income before income tax expense	10,988	7,760	21,288	14,622

Income tax expense	(56)	(25)	(102)	(36)
Net income	$10,932	$7,735	$21,186	$14,586

Weighted average common shares outstanding	40,506	31,261	40,503	30,178

Net income per common share	$0.27	$0.25	$0.52	$0.48

See accompanying notes.

GOVERNMENT PROPERTIES INCOME TRUST

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Six Months Ended June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$21,186	$14,586
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	12,353	8,637
Net amortization of debt premium and deferred financing fees	836	1,156
Amortization of acquired real estate leases	4,604	1,380
Amortization of deferred leasing costs	236	216
Share based compensation expense	256	217
Equity in (earnings) losses of an investee	(83)	52
Change in assets and liabilities:
(Increase) decrease in restricted cash	(45)	(1,000)
(Increase) decrease in deferred leasing costs	(210)	(47)
(Increase) decrease in rents receivable	(2,000)	(1,316)
(Increase) decrease in due from affiliates	—	(233)
(Increase) decrease in other assets	(1,194)	8,490
Increase (decrease) in accounts payable and accrued expenses	3,915	2,744
Increase (decrease) in due to affiliates	1,712	226
Cash provided by operating activities	41,566	35,108

CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate acquisitions and improvements	(228,904)	(149,817)
Investment in Affiliates Insurance Company	—	(44)
Cash used in investing activities	(228,904)	(149,861)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common shares, net	—	199,030
Repayment of mortgage notes payable	(399)	(242)
Borrowings on revolving credit facility	262,000	104,000
Payments on revolving credit facility	(42,000)	(166,375)
Financing fees	(3)	(1,019)
Distributions to common shareholders	(33,616)	(21,096)
Cash provided by financing activities	185,982	114,298

Decrease in cash and cash equivalents	(1,356)	(455)
Cash and cash equivalents at beginning of period	2,437	1,478
Cash and cash equivalents at end of period	$1,081	$1,023

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$4,161	$1,870
Income taxes paid	51	79

Non-cash investing activities
Real estate acquisitions funded by the assumption of mortgage debt	$—	$(35,196)

Non-cash financing activities
Assumption of mortgage debt	$—	$35,196

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

As of June 30, 2011, we owned 64 properties located in 27 states and the District of Columbia containing approximately 7.6 million rentable square feet.  The U.S. Government and certain state governments are our primary tenants.

Note 2.  Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board issued Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income.  This standard eliminates the current option to report other comprehensive income and its components in the statement of shareholders’ equity.  This standard is intended to enhance comparability between entities that report under GAAP and to provide a more consistent method of presenting non-owner transactions that affect an entity’s equity.  This standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  We do not expect the adoption of this update to cause any material changes to the disclosures in our condensed consolidated financial statements.

Note 3.  Real Estate Properties

We generally lease space in our properties on a gross lease or modified gross lease basis pursuant to fixed term operating leases expiring between 2011 and 2025.  Certain of our government tenants have the right to cancel their leases before the lease terms expire, although we expect that few will do so.  Our leases generally require us to pay all or some property operating expenses and to provide all or most property management services.  During the three months ended June 30, 2011, we executed eight leases for 24,572 rentable square feet for an average lease term of 5.1 years and made commitments for approximately $356 of leasing related costs.  During the six months ended June 30, 2011, we executed 15 leases for 45,438 rentable square feet for an average lease term of 5.1 years and made commitments for approximately $816 of leasing related costs.  We have unspent tenancy related obligations of approximately $6,130 as of June 30, 2011.

In February 2011, we acquired an office property located in Quincy, MA with 92,549 rentable square feet.  This property is majority leased to the State of Massachusetts.  The purchase price was $14,000, excluding acquisition costs.  We allocated approximately $2,700 to land, $9,200 to building and improvements, $2,113 to acquired real estate leases and $13 to assumed real estate lease obligations based on the fair values of the acquired assets and assumed liabilities.

Also in February 2011, we acquired two office properties located in Woodlawn, MD with 182,561 rentable square feet.  These properties are majority leased to the U.S. Government.  The purchase price was $28,000, excluding acquisition costs.  We allocated approximately $3,735 to land, $21,509 to building and improvements, $3,281 to acquired real estate leases and $525 to assumed real estate lease obligations based on the fair values of the acquired assets and assumed liabilities.

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(unaudited)

In May 2011, we acquired an office property located in Plantation, FL with 135,819 rentable square feet.  This property is leased to the U.S. Government.  The purchase price was $40,750, excluding acquisition costs.  We allocated approximately $4,800 to land, $30,592 to building and improvements and $5,358 to acquired real estate leases based on the fair values of the acquired assets.

Also in May 2011, we acquired an office property located in New York, NY with 187,060 rentable square feet.  This property is leased to the United Nations.  The purchase price was $114,050, excluding acquisition costs.  We allocated approximately $36,800 to land, $66,661 to building and improvements and $10,589 to acquired real estate leases based on the fair values of the acquired assets.

Also in May 2011, we entered into a purchase agreement to acquire three office properties located in Indianapolis, IN with 433,927 rentable square feet.  These properties are 97% leased to 18 tenants, of which a majority is leased to the U.S. Government.  The contract purchase price is $88,000, including the assumption of $50,000 of mortgage debt and excluding acquisition costs.  This pending acquisition is subject to our satisfactory completion of diligence and other customary closing conditions, as well as the assumption of mortgage debt; accordingly, we can provide no assurance that we will acquire these properties.

In June 2011, we acquired an office property located in Milwaukee, WI with 29,297 rentable square feet.  This property is leased to the U.S. Government.  The purchase price was $6,775, excluding acquisition costs.  We allocated approximately $945 to land, $4,539 to building and improvements and $1,291 to acquired real estate leases based on the fair values of the acquired assets.

Also in June 2011, we acquired two office properties located in Stafford, VA with 64,488 rentable square feet.  These properties are leased to the U.S. Government.  The purchase price was $11,550, excluding acquisition costs.  We allocated approximately $2,090 to land, $7,465 to building and improvements and $1,995 to acquired real estate leases based on the fair values of the acquired assets.

Also in June 2011, we acquired an office property located in Montgomery, AL with 57,815 rentable square feet.  This property is leased to the U.S. Government.  The purchase price was $11,550, excluding acquisition costs.  We allocated approximately $920 to land, $9,084 to building and improvements and $1,546 to acquired real estate leases based on the fair values of the acquired assets.

In July 2011, we entered into a purchase agreement to acquire an office property located in Holtsville, NY with 264,482 rentable square feet.  This property is 82% leased to three tenants, of which a majority is leased to the U.S. Government.  The contract purchase price is $40,750, excluding acquisition costs.  This pending acquisition is subject to our satisfactory completion of diligence and other customary closing conditions; accordingly, we can provide no assurance that we will acquire this property.

Also in July 2011, we entered into a purchase agreement to acquire an office property located in Sacramento, CA with 87,863 rentable square feet.  This property is leased to the State of California.  The contract purchase price is $13,600, excluding acquisition costs.  This pending acquisition is subject to our satisfactory completion of diligence and other customary closing conditions; accordingly, we can provide no assurance that we will acquire this property.

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(unaudited)

Note 4.  Tenant Concentration and Segment Information

We operate in one business segment: ownership of properties that are majority leased to government tenants.  We define annualized rental income as the annualized rents from our tenants pursuant to signed leases as of the measurement date, plus estimated expense reimbursements, and excluding lease value amortization.  The U.S. Government, six state governments and the United Nations, an international intergovernmental organization, combined were responsible for approximately 93.6% and 94.6% of our annualized rental income as of June 30, 2011 and 2010, respectively.  The U.S. Government is our largest tenant and was responsible for approximately 74.2% and 81.6% of our annualized rental income as of June 30, 2011 and 2010, respectively.

Note 5.  Indebtedness

At June 30, 2011 and December 31, 2010, our outstanding indebtedness included the following:

	June 30,	December 31,
	2011	2010

Revolving credit facility, due in 2013	$338,000	$118,000
Mortgage note payable, due in 2016 at 6.21%	24,800	24,800
Mortgage note payable, including unamortized premium of $1,066, due in 2019 at 7.00% (1)	10,709	10,856
Mortgage note payable, including unamortized premium of $852, due in 2021 at 8.15% (1)	10,389	10,772
	$383,898	$164,428

(1)       We assumed these mortgages in connection with our acquisition of certain properties.  The interest amounts for these mortgage debts are the contractually stated amounts; we recorded the assumed mortgages at fair value on the date of acquisition and are amortizing the fair value premiums to interest expense over the terms of the mortgages to reduce interest expense to market rates.

We have a $500,000 unsecured revolving credit facility that is available for acquisitions, working capital and general business purposes.  The revolving credit facility has a maturity date of October 28, 2013 and, subject to meeting certain conditions and the payment of a fee, we may extend the maturity date to October 28, 2014.  Interest under the revolving credit facility is based upon LIBOR plus a spread that is subject to adjustment based upon changes to our senior unsecured debt rating.  Our revolving credit facility agreement contains a number of covenants that restrict our ability to incur debts in excess of calculated amounts, restrict our ability to make distributions under certain circumstances and generally require us to maintain certain financial ratios.  We believe we were in compliance with the terms and conditions of our revolving credit facility at June 30, 2011.  The weighted average annual interest rate for our revolving credit facility was 2.31% and 2.33% for the three and six months ended June 30, 2011, respectively.  As of June 30, 2011, we had $338,000 outstanding and $162,000 available to be drawn under our revolving credit facility.

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(unaudited)

Note 6. Fair Value of Financial Instruments

Our financial instruments at June 30, 2011 include cash and cash equivalents, restricted cash, rents receivable, mortgage notes payable, accounts payable, our revolving credit facility, due to affiliates, other accrued expenses and deposits. At June 30, 2011, the fair value of our financial instruments approximated their carrying values, except as follows:

	Carrying Amount	Fair Value
Mortgage note payable, due in 2016 at 6.21%	$24,800	$26,954
Mortgage note payable, due in 2019 at 7.00%	10,709	11,462
Mortgage note payable, due in 2021 at 8.15%	10,389	10,984
	$45,898	$49,400

We estimate the fair values of our mortgage notes payable by using discounted cash flow analyses and currently prevailing market terms.

Note 7. Shareholders’ Equity

On February 23, 2011, we paid a distribution to common shareholders in the amount of $0.41 per share, or $16,606, that was declared on January 5, 2011 and was payable to shareholders of record on January 26, 2011.

On May 17, 2011, pursuant to our equity compensation plan, we granted 2,000 of our common shares of beneficial interest, $0.01 par value per share, or our Shares, valued at $25.61 per share, the closing price of our Shares on the New York Stock Exchange, or the NYSE, on that day, to each of our five trustees as part of their annual compensation.

On May 24, 2011, we paid a distribution to common shareholders in the amount of $0.42 per share, or $17,010, that was declared on April 5, 2011 and was payable to shareholders of record on April 26, 2011.

On July 1, 2011, we declared a distribution payable to common shareholders of record on July 11, 2011, in the amount of $0.42 per share, or $17,014.  This distribution will be paid on or about August 24, 2011.

On July 20, 2011, we amended our declaration of trust to increase the number of authorized Shares from 50,000,000 to 70,000,000.

On July 25, 2011, we issued 6,500,000 Shares in a public offering at a price of $25.40 per Share, raising net proceeds of approximately $157,700.  We used the net proceeds from this offering to reduce amounts outstanding under our revolving credit facility and for general business purposes, including funding acquisitions.  We granted the underwriters of the offering a 30-day option to purchase an additional 975,000 Shares to cover overallotments, if any.

We have no dilutive securities.

Note 8.  Related Person Transactions

As described in our Annual Report, we were formerly 100% owned by CommonWealth REIT, or CWH.  On June 30, 2011, CWH owned 24.6% of our outstanding Shares.  REIT Management & Research LLC, or RMR, provides management services to both us and CWH.  RMR is owned by our Managing Trustees, Messrs. Barry and Adam Portnoy.

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(unaudited)

We have no employees.  Instead, services that might be provided to us by employees are provided to us by RMR.   RMR provides both business and property management services to us under a business management agreement and a property management agreement.  Pursuant to the business management agreement with RMR, we incurred expenses of $1,805 and $1,005 for the three months ended June 30, 2011 and 2010, respectively, and $3,479 and $1,858 for the six months ended June 30, 2011 and 2010, respectively.  These amounts are included in general and administrative expenses in our condensed consolidated statements of income.  In connection with the property management agreement with RMR, we incurred property management fees of $1,209 and $771 for the three months ended June 30, 2011 and 2010, respectively, and $2,364 and $1,468 for the six months ended June 30, 2011 and 2010, respectively.  We also incurred construction management fees to RMR of $300 and $49 for the three months ended June 30, 2011 and 2010, respectively, and $469 and $208 for the six months ended June 30, 2011 and 2010, respectively.  These amounts are included in other operating expenses or have been capitalized, as appropriate, in our condensed consolidated financial statements.

We, RMR, CWH and other companies to which RMR provides management services each currently owns approximately 14.29% of Affiliates Insurance Company, or AIC.  All of our Trustees and all of the trustees and directors of the other shareholders of AIC currently serve on the board of directors of AIC.  RMR, in addition to being a shareholder, provides management and administrative services to AIC pursuant to a management and administrative services agreement with AIC.  Although we own less than 20% of AIC, we use the equity method to account for this investment because we believe that we have significant influence over AIC because all of our Trustees are directors of AIC.  As of June 30, 2011, we have invested $5,194 in AIC.  We may invest additional amounts in AIC in the future if the expansion of this insurance business requires additional capital, but we are not obligated to do so.  We carried this investment in our condensed consolidated balance sheet in other assets at $5,321 and $5,195 as of June 30, 2011 and December 31, 2010, respectively.  During the three months ended June 30, 2011 and 2010, we recognized earnings (losses) of approximately $46 and $(23), respectively, and $83 and $(52) for the six months ended June 30, 2011 and 2010, respectively, related to this investment.  In 2010, AIC designed a combination property insurance program for us and other AIC shareholders in which AIC participated as a reinsurer.  Our total premiums under this program for the policy years expiring May 31, 2011 and 2012 were $415 and $1,227, respectively.  We are currently investigating the possibilities to expand our insurance relationships with AIC to include other types of insurance. By participating in this insurance business with RMR and the other companies to which RMR provides management services, we expect that we may benefit financially by possibly reducing our insurance expenses or by realizing our pro-rata share of any profits of this insurance business.

For more information about the relationships among us, our Trustees and executive officers, CWH, RMR, AIC and other companies to which RMR provides management services and about the risks which may arise from these relationships, please refer to our Annual Report and our other filings with the Securities and Exchange Commission, or SEC, including the sections captioned “Business”,  “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Related Person Transactions” in our Annual Report and the section captioned “Related Person Transactions and Company Review of Such Transactions” in our Proxy Statement dated February 25, 2011 relating to our 2011 Annual Meeting of Shareholders, or our Proxy Statement.  Our Annual Report and Proxy Statement are available at the SEC website: www.sec.gov.

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(unaudited)

Note 9. Pro Forma Information

During the second quarter of 2011, we purchased six properties for $184,675, excluding acquisition costs. During the first quarter of 2011, we purchased three properties for $42,000, excluding acquisition costs. During 2010, we purchased 22 properties for an aggregate purchase price of $434,411, excluding acquisition costs and including the assumption of $44,951 of mortgage debt. Also in 2010, we replaced our $250,000 secured revolving credit facility with a $500,000 unsecured revolving credit facility and issued 18,975,000 of our Shares. The following table presents our pro forma results of operations as if these acquisitions and financing activities were completed on January 1, 2010. This pro forma data is not necessarily indicative of what our actual results of operations would have been for the periods presented, nor does it represent the results of operations for any future period. Differences could result from, but are not limited to, additional property acquisitions, property sales, changes in interest rates and changes in our debt or equity capital structure.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010

Total Revenues	$44,699	$45,547	$89,101	$90,729
Net Income	12,336	12,308	23,180	22,337
Per Share data:	$0.30	$0.30	$0.57	$0.55

During the three and six months ended June 30, 2011, we recognized revenues of $3,231  and $4,010, respectively, and operating income of $429 and $31, respectively, arising from our acquisitions completed in 2011.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and tables should be read in conjunction with the financial statements and notes thereto included in this Quarterly Report on Form 10-Q and in our Annual Report.

OVERVIEW

As of June 30, 2011, we owned 64 properties, located in 27 states and the District of Columbia, that contain approximately 7.6 million rentable square feet, of which 75.0% is leased to the U.S. Government, 13.5% to six state governments and 2.5% to the United Nations, an international intergovernmental organization.  The U.S. Government, six state governments and the United Nations combined were responsible for 93.6% and 94.6% of our annualized rental income, as defined below, as of June 30, 2011 and 2010, respectively.

Property Operations

As of June 30, 2011, 96.5% of our rentable square feet was leased, compared to 99.7% leased as of June 30, 2010.  Occupancy data as of June 30, 2011 and 2010 is as follows (square feet in thousands):

	All Properties		Comparable Properties (1)
	June 30,		June 30,
	2011	2010	2011	2010
Total properties (end of period)	64	41	33	33
Total square feet	7,553	4,904	3,958	3,958
Percent leased (2)	96.5%	99.7%	99.8%	100.0%

(1)       Properties we owned on June 30, 2011 which were owned continuously since January 1, 2010.

(2)       Percent leased includes (i) space being fitted out for occupancy pursuant to signed leases, if any, and (ii) space which is leased, but is not occupied or is being offered for sublease by tenants, if any.

The average effective rental rate per square foot, as defined below, for our properties for the periods ended June 30, 2011 and 2010 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Average effective rental rate per square foot (1)	$23.88	$23.69	$24.18	$23.31

(1)   Average effective rental rate per square foot represents total rental income during the period specified divided by the average rentable square feet occupied during the period specified.

We believe general U.S. leasing market conditions are slowly improving, but remain weak in many U.S. markets.  The historical experience of our manager, RMR, has been that government tenants frequently renew leases to avoid the costs and disruptions that may result from relocating their operations.   We believe that budgetary pressures may cause an increased demand for leased space in existing buildings, as opposed to new buildings built on behalf of the government, among government tenants generally. For these and other reasons we believe that occupancy at our government leased properties may outperform national market averages for property occupancies. However, these same increased budgetary pressures faced by the U.S. Government and state governments could also result in a decrease in government sector employment and consolidation of operations into government owned properties thereby reducing their need for leased space.  Accordingly, it is difficult for us to reasonably project what the financial impact of market conditions will be on our financial results for future periods.

As of June 30, 2011, leases totaling 905,718 rentable square feet are scheduled to expire through December 31, 2011.  Based upon current market conditions and tenant negotiations for leases scheduled to expire through December 31, 2011, we expect that rental rates we are likely to achieve on new or renewed leases will be, on a weighted average basis, greater than the rates currently being paid, thereby generally resulting in greater revenue from the same space.  However, there can be no assurance that such increases will occur, and the effect of any such increases may be offset by declines in rental income due to vacancies upon lease expirations.  Prevailing market conditions at that time will determine lease renewals and rental rates for available space in our properties.  As of June 30, 2011, lease expirations by year at our properties are as follows (square feet and dollars in thousands):

Year (1)	Expirations of Occupied Square Feet(2)	Percent of Total	Cumulative % of Total	Rental Income Expiring(3)	Percent of Total	Cumulative % of Total
2011	906	12.4%	12.4%	$20,442	11.5%	11.5%
2012	1,055	14.5%	26.9%	28,519	16.1%	27.6%
2013	954	13.1%	40.0%	16,214	9.1%	36.7%
2014	397	5.4%	45.4%	8,045	4.5%	41.2%
2015	1,197	16.5%	61.9%	26,826	15.2%	56.4%
2016	523	7.2%	69.1%	13,599	7.7%	64.1%
2017	556	7.6%	76.7%	11,403	6.4%	70.5%
2018	516	7.1%	83.8%	20,683	11.6%	82.1%
2019	801	11.0%	94.8%	20,473	11.5%	93.6%
2020 and thereafter	381	5.2%	100.0%	11,334	6.4%	100.0%
Total	7,286	100.0%		$177,538	100.0%

Weighted average remaining lease term (in years)	4.0			4.3

(1)       The year of lease expiration is pursuant to current contract terms.  Some government tenants have the right to vacate their space before the stated expirations of their leases.  As of June 30, 2011, government tenants occupying approximately 15.9% of our rentable square feet and representing approximately 12.4% of our rental income have exercisable rights to terminate their leases before the stated expirations.  Also as of June 30, 2011, in 2011, 2012, 2013, 2014, 2015, 2016, 2017 and 2019, early termination rights become exercisable by other government tenants who occupy approximately 17.3%, 3.2%, 0.9%, 3.0%, 0.3%, 5.4%, 0.5% and 1.1%, respectively, of our rentable square feet and are responsible for approximately 13.6%, 3.1%, 1.1%, 3.1%, 0.3%, 11.1%, 0.7% and 2.0%, respectively, of our rental income.  In February 2011, we were notified by one of our tenants representing approximately 0.9% of our rentable square feet and 0.5% of our rental income that they intend to exercise their right to vacate their space in August 2011 prior to the stated expiration of their lease in August 2013.  In addition, five of our state government tenants have exercisable rights to terminate their leases if these states do not annually appropriate rent amounts in their respective annual budgets. These five tenants occupy approximately 6.1% of our rentable square feet, representing approximately 6.4% of our rental income as of June 30, 2011.

(2)       Square feet occupied is pursuant to signed leases as of June 30, 2011, and includes (i) space being fitted out for occupancy and (ii) space, if any, which is leased but is not occupied.

(3)       Rental income is the annualized rents from our tenants pursuant to signed leases as of June 30, 2011, plus estimated expense reimbursements, and excludes lease value amortization.

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

In May 2011, we acquired an office property located in Plantation, FL with 135,819 rentable square feet.  This property is 100% leased to the U.S. Government and occupied by the Internal Revenue Service.  The purchase price was $40,750, excluding acquisition costs.

Also in May 2011, we acquired an office property located in New York, NY with 187,060 rentable square feet.  This property is 100% leased to the United Nations.  The purchase price was $114,050, excluding acquisition costs.

Also in May 2011, we entered into a purchase agreement to acquire three office properties located in Indianapolis, IN with 433,927 rentable square feet.  These properties are 97% leased to 18 tenants, of which 58% is leased to the U.S. Government and occupied by the U.S. Customs and Border Protection Agency.  The contract purchase price is $88,000, including the assumption of $50,000 of mortgage debt and excluding acquisition costs.  This pending acquisition is subject to our satisfactory completion of diligence and other customary closing conditions, as well as the assumption of mortgage debt; accordingly, we can provide no assurance that we will acquire these properties.

In June 2011, we acquired an office property located in Milwaukee, WI with 29,297 rentable square feet.  This property is 100% leased to the U.S. Government and occupied by the Military Entrance Processing Station.  The purchase price was $6,775, excluding acquisition costs.

Also in June 2011, we acquired two office properties located in Stafford, VA with 64,488 rentable square feet.  These properties are 100% leased to the U.S. Government and occupied by the Federal Bureau of Investigation.  The purchase price was $11,550, excluding acquisition costs.

Also in June 2011, we acquired an office property located in Montgomery, AL with 57,815 rentable square feet.  This property is 100% leased to the U.S. Government and serves as the office of the U.S. Attorney for the Middle District of Alabama.  The purchase price was $11,550, excluding acquisition costs.

In July 2011, we entered into a purchase agreement to acquire an office property located in Holtsville, NY with 264,482 rentable square feet.  This property is 82% leased to three tenants, of which a majority is leased to the U.S. Government and occupied by the Internal Revenue Service and U.S. Citizenship and Immigration Services.  The contract purchase price is $40,750, excluding acquisition costs.  This pending acquisition is subject to our satisfactory completion of diligence and other customary closing conditions; accordingly, we can provide no assurance that we will acquire this property.

Also in July 2011, we entered into a purchase agreement to acquire an office property located in Sacramento, CA with 87,863 rentable square feet.  This property is 100% leased to the State of California and occupied by the California State Employment Development Department.  The contract purchase price is $13,600, excluding acquisition costs.  This pending acquisition is subject to our satisfactory completion of diligence and other customary closing conditions; accordingly, we can provide no assurance that we will acquire this property.

The nine properties we acquired during the six months ended June 30, 2011 were acquired at a range of capitalization rates from 7.1% to 10.2% (weighted average capitalization rate of 7.9%).  We calculate the capitalization rate for property acquisitions as the ratio of (x) annual straight line rental income, excluding the impact of above and below market lease amortization, based on in place leases at the acquisition date, less estimated annual property operating expenses, excluding depreciation and amortization expense, to (y) the acquisition purchase price, excluding acquisition costs.

Our strategy related to property acquisitions and dispositions is unchanged from that disclosed in our Annual Report.  In addition to the five properties we have agreed to acquire, we continue to evaluate for acquisition a number of additional properties that are majority leased to government tenants; however, we can provide no assurance that we will reach agreement to acquire any of these properties.  We are not currently considering the disposition of any of our properties, although future changes in market conditions or property performance may change our disposition strategy.

Financing Activities (dollar amounts in thousands, except per share amounts)

We have a $500,000 unsecured revolving credit facility that is available for acquisitions, working capital and general business purposes.  The weighted average annual interest rate for our revolving credit facility was 2.31% and 2.33% for the three and six months ended June 30, 2011, respectively.  As of June 30, 2011 and August 2, 2011, we had $338,000 and $178,000, respectively, outstanding under our revolving credit facility.  The revolving credit facility has a maturity date of October 28, 2013 and, subject to certain conditions and the payment of a fee, we may extend the maturity date to October 28, 2014.  Interest under our revolving credit facility is based upon LIBOR plus a spread that is subject to adjustment based on changes to our senior unsecured debt rating.

On July 25, 2011, we issued 6,500,000 Shares in a public offering at a price of $25.40 per Share, raising net proceeds of approximately $157,700.  We used the net proceeds from this offering to reduce amounts outstanding under our revolving credit facility and for general business purposes, including funding acquisitions.  We also granted the underwriters of the offering a 30-day option to purchase an additional 975,000 Shares to cover overallotments, if any.

RESULTS OF OPERATIONS (dollar amounts in thousands, except per share amounts)

Three Months Ended June 30, 2011, Compared to Three Months Ended June 30, 2010

	Comparable Property Results (1)				Consolidated Results
	For the Three Months Ended June 30,				For the Three Months Ended June 30,
	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change

Rental income	$24,311	$24,515	$(204)	(0.8)%	$41,923	$25,940	$15,983	61.6%
Operating expenses:
Real estate taxes	2,445	2,683	(238)	(8.9)%	4,637	2,764	1,873	67.8%
Utility expenses	1,653	1,656	(3)	(0.2)%	3,540	1,733	1,807	104.3%
Other operating expenses	4,015	3,792	223	5.9%	7,076	3,963	3,113	78.6%
Total operating expenses	8,113	8,131	(18)	(0.2)%	15,253	8,460	6,793	80.3%

Net operating income (2)	$16,198	$16,384	$(186)	(1.1)%	26,670	17,480	9,190	52.6%

Other expenses
Depreciation and amortization					9,097	5,401	3,696	68.4%
Acquisition related costs					1,009	1,011	(2)	(0.2)%
General and administrative					2,566	1,623	943	58.1%
Total other expenses					12,672	8,035	4,637	57.7%
Operating income					13,998	9,445	4,553	48.2%
Interest and other income					20	16	4	25.0%
Interest expense (including net amortization of debt premiums and deferred financing fees of $418 and $624, respectively)					(3,076)	(1,678)	(1,398)	83.3%
Equity in earnings (losses) of an investee					46	(23)	69	300.0%
Income before income tax expense					10,988	7,760	3,228	41.6%
Income tax expense					(56)	(25)	(21)	(84.0)%
Net income					$10,932	$7,735	$3,207	41.5%

Weighted average common shares outstanding					40,506	31,261	9,245	29.6%

Net income per common share					$0.27	$0.25	$0.02	8.1%

Calculation of Funds From Operations and Normalized Funds From Operations (3)

Net income					$10,932	$7,735
Depreciation and amortization					9,097	5,401
Funds from operations					20,029	13,136
Acquisition related costs					1,009	1,011
Normalized funds from operations					$21,038	$14,147

Funds from operations per common share					$0.49	$0.42
Normalized funds from operations per common share					$0.52	$0.45

(1)       Comparable properties consists of 35 properties we owned on June 30, 2011 which were owned continuously since April 1, 2010.

(2)       We compute Net Operating Income, or NOI, as shown above.  We define NOI as rental income from real estate less our property operating expenses.  We consider NOI to be appropriate supplemental information to net income because it helps both investors and management to understand the operations of our properties.  We use NOI internally to evaluate individual and company wide property level performance and believe NOI provides useful information to investors regarding our results of operations because it reflects only those income and expense items that are incurred at the property level and may facilitate comparisons of our operating performance between periods.  The calculation of NOI excludes depreciation and amortization, acquisition related costs and general and administrative expenses from the calculation of net income in order to provide results that are more closely related to our properties’ results of operations. This measure does not represent cash generated by operating activities in accordance with GAAP and should not be considered as an alternative to net income or cash flow from operating activities, determined in accordance with GAAP, as an indicator of our financial performance or liquidity, nor is this measure necessarily indicative of sufficient cash flow to fund all of our needs.  We believe that this data may facilitate an understanding of our consolidated historical operating results.  This measure should be considered in conjunction with net income and cash flow from operating activities as presented in our Consolidated Statements of Income and Condensed Consolidated Statements of Cash Flows.  Other REITs and real estate companies may calculate NOI differently than we do.

(3)       We compute Funds from Operations, or FFO, and Normalized FFO as shown above.  FFO is computed on the basis defined by The National Association of Real Estate Investment Trusts, or NAREIT, which is net income, computed in accordance with GAAP, plus real estate depreciation and amortization.  Our calculation of Normalized FFO differs from NAREIT’s definition of FFO because we exclude acquisition related costs.  We consider FFO and Normalized FFO to be appropriate measures of performance for a REIT, along with net income and cash flow from operating, investing and financing activities.  We believe that FFO and Normalized FFO provide useful information to investors because by excluding the effects of certain historical amounts, such as depreciation expense, FFO and Normalized FFO can facilitate a comparison of operating performances between periods.  FFO and Normalized FFO are among the factors considered by our Board of Trustees when determining the amount of distributions to shareholders.  Other factors include, but are not limited to, requirements to maintain our status as a REIT, limitations in our revolving credit facility, the availability of debt and equity capital to us and our expectation of our future capital requirements and operating performance.  These measures do not represent cash generated by operating activities in accordance with GAAP and should not be considered as alternatives to net income or cash flow from operating activities, determined in accordance with GAAP, as indicators of our financial performance or liquidity, nor are these measures necessarily indicative of sufficient cash flow to fund all of our needs.  We believe that this data may facilitate an understanding of our consolidated historical operating results.  These measures should be considered in conjunction with net income and cash flow from operating activities as presented in our Condensed Consolidated Statements of Income and Condensed Consolidated Statement of Cash Flows.  Other REITs and real estate companies may calculate FFO and Normalized FFO differently than we do.

Rental income.  The increase in rental income primarily reflects the effects of our property acquisitions since April 1, 2010.  Rental income includes non-cash straight line rent adjustments totaling approximately $43 in 2011 and ($59) in 2010 and amortization of acquired real estate leases and obligations totaling approximately $116 in 2011 and $14 in 2010.  Rental income for the comparable properties decreased slightly primarily due to decreased operating expense and real estate tax reimbursement income partially offset by an increase in base rental income at certain of our properties.

Real estate taxes.  The increase in real estate taxes primarily reflects the effects of property acquisitions since April 1, 2010.  Real estate taxes for the comparable properties decreased due to the effects of lower assessed values from successful property tax appeals at certain of our properties.

Utility expenses.  The increase in utility expenses primarily reflects the effects of property acquisitions since April 1, 2010.  Utility expenses for the comparable properties were substantially unchanged between 2011 and 2010.

Other operating expenses.  The increase in other operating expenses primarily reflects the increase in property management fees, cleaning expenses and security costs as a result of property acquisitions since April 1, 2010.  Other operating expenses for the comparable properties increased due to increased repair and maintenance costs partially offset by a decrease in landscaping related costs at certain of our properties.

Depreciation and amortization.  The increase in depreciation and amortization reflects the effect of our property acquisitions and improvements made to some of our properties since April 1, 2010.

Acquisition related costs.  Acquisition related costs represent costs incurred in connection with our acquisition activity during the three months ended June 30, 2011 and June 30, 2010.

General and administrative.  The increase in general and administrative expense primarily reflects the effect of our property acquisitions since April 1, 2010.

Interest and other income.  The increase in interest and other income is the result of a larger average amount of investable cash compared to the same period in 2010.

Interest expense.  The increase in interest expense reflects a larger average outstanding balance under our revolving credit facility compared to the same period in 2010 and interest expense related to the mortgages we assumed in connection with certain of our 2010 acquisitions, partially offset by a lower weighted average interest rate for borrowings under our revolving credit facility in 2011.

Equity in earnings (losses) of an investee. The increase in equity in earnings (losses) of an investee is the result of earnings from our investment in AIC for the three months ended June 30, 2011 compared to a loss in the same period in 2010.

Income tax expense.  The increase in income tax expense is a result of our higher operating income in 2011 which is subject to state income taxes in certain jurisdictions.

Net income.  Our net income for the three months ended June 30, 2011 increased as compared to the three months ended June 30, 2010 as a result of the changes noted above.

Six Months Ended June 30, 2011, Compared to Six Months Ended June 30, 2010

	Comparable Property Results (1)				Consolidated Results
	For the Six Months Ended June 30,				For the Six Months Ended June 30,
	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change

Rental income	$43,679	$44,163	$(484)	(1.1)%	$80,999	$49,295	$31,704	64.3%
Operating expenses:
Real estate taxes	4,500	4,923	(423)	(8.6)%	9,094	5,332	3,762	70.6%
Utility expenses	3,257	3,198	59	1.8%	7,047	3,410	3,637	106.7%
Other operating expenses	7,104	6,986	118	1.7%	13,845	7,520	6,325	84.1%
Total operating expenses	14,861	15,107	(246)	1.6%	29,986	16,262	13,724	84.4%

Net operating income (2)	$28,818	$29,056	$(238)	(0.8)%	51,013	33,033	17,980	54.4%

Other expenses
Depreciation and amortization					17,483	10,281	7,202	70.1%
Acquisition related costs					1,838	1,855	(17)	(0.9)%
General and administrative					4,909	3,082	1,827	59.3%
Total other expenses					24,230	15,218	9,012	59.2%
Operating income					26,783	17,815	8,968	50.3%
Interest and other income					35	68	(33)	(48.5)%
Interest expense (including net amortization of debt premiums and deferred financing fees of $836 and $1,156, respectively)					(5,613)	(3,209)	(2,404)	(74.49)%
Equity in earnings (losses) of an investee					83	(52)	135	259.6%
Income before income tax expense					21,288	14,622	6,666	45.6%
Income tax expense					(102)	(36)	(66)	(183.3)%
Net income					$21,186	$14,586	$6,600	45.2%

Weighted average common shares outstanding					40,503	30,178	10,325	34.2%

Net income per common share					$0.52	$0.48	$0.04	8.3%

Calculation of Funds From Operations and Normalized Funds From Operations (3)

Net income					$21,186	$14,586
Depreciation and amortization					17,483	10,281
Funds from operations					38,669	24,867
Acquisition related costs					1,838	1,855
Normalized funds from operations					$40,507	$26,722

Funds from operations per common share					$0.95	$0.82
Normalized funds from operations per common share					$1.00	$0.89

(1)       Comparable properties consists of 33 properties we owned on June 30, 2011 which were owned continuously since January 1, 2010.

(2)       We compute Net Operating Income, or NOI, as shown above.  We define NOI as rental income from real estate less our property operating expenses.  We consider NOI to be appropriate supplemental information to net income because it helps both investors and management to understand the operations of our properties.  We use NOI internally to evaluate individual and company wide property level performance and believe NOI provides useful information to investors regarding our results of operations because it reflects only those income and expense items that are incurred at the property level and may facilitate comparisons of our operating performance between periods.  The calculation of NOI excludes depreciation and amortization, acquisition related costs and general and administrative expenses from the calculation of net income in order to provide results that are more closely related to our properties’ results of operations. This measure does not represent cash generated by operating activities in accordance with GAAP and should not be considered as an alternative to net income or cash flow from operating activities, determined in accordance with GAAP, as an indicator of our financial performance or liquidity, nor is this measure necessarily indicative of sufficient cash flow to fund all of our needs.  We believe that this data may facilitate an understanding of our consolidated historical operating results.  This measure should be considered in conjunction with net income and cash flow from operating activities as presented in our Consolidated Statements of Income and Condensed Consolidated Statements of Cash Flows.  Other REITs and real estate companies may calculate NOI differently than we do.

(3)       We compute Funds from Operations, or FFO, and Normalized FFO as shown above.  FFO is computed on the basis defined by The National Association of Real Estate Investment Trusts, or NAREIT, which is net income, computed in accordance with GAAP, plus real estate depreciation and amortization.  Our calculation of Normalized FFO differs from NAREIT’s definition of FFO because we exclude acquisition related costs.  We consider FFO and Normalized FFO to be appropriate measures of performance for a REIT, along with net income and cash flow from operating, investing and financing activities.  We believe that FFO and Normalized FFO provide useful information to investors because by excluding the effects of certain historical amounts, such as depreciation expense, FFO and Normalized FFO can facilitate a comparison of operating performances between periods.  FFO and Normalized FFO are among the factors considered by our Board of Trustees when determining the amount of distributions to shareholders.  Other factors include, but are not limited to, requirements to maintain our status as a REIT, limitations in our revolving credit facility, the availability of debt and equity capital to us and our expectation of our future capital requirements and operating performance.  These measures do not represent cash generated by operating activities in accordance with GAAP and should not be considered as alternatives to net income or cash flow from operating activities, determined in accordance with GAAP, as indicators of our financial performance or liquidity, nor are these measures necessarily indicative of sufficient cash flow to fund all of our needs.  We believe that this data may facilitate an understanding of our consolidated historical operating results.  These measures should be considered in conjunction with net income and cash flow from operating activities as presented in our Condensed Consolidated Statements of Income and Condensed Consolidated Statement of Cash Flows.  Other REITs and real estate companies may calculate FFO and Normalized FFO differently than we do.

Rental income.  The increase in rental income primarily reflects the effects of our property acquisitions since January 1, 2010.  Rental income includes non-cash straight line rent adjustments totaling approximately $161 in 2011 and $(124) in 2010 and amortization of acquired real estate leases and obligations totaling approximately $288 in 2011 and $48 in 2010.  Rental income for the comparable properties decreased primarily due to decreased operating expense and real estate tax reimbursement income partially offset by an increase in base rental income at certain of our properties.

Real estate taxes.  The increase in real estate taxes primarily reflects the effects of property acquisitions since January 1, 2010.  Real estate taxes for the comparable properties decreased due to the effects of lower assessed values from successful property tax appeals at certain of our properties.

Utility expenses.  The increase in utility expenses primarily reflects the effects of property acquisitions since January 1, 2010.  Utility expenses for the comparable properties increased due to a net increase in usage and utility rate increases at certain of our properties.

Other operating expenses.  The increase in other operating expenses primarily reflects the increase in property management fees, cleaning expenses and security costs as a result of property acquisitions since January 1, 2010.  Other operating expenses for the comparable properties increased due to increased repair and maintenance costs, partially offset by decreased landscaping related costs at certain of our properties.

Depreciation and amortization.  The increase in depreciation and amortization reflects the effect of our property acquisitions and improvements made to some of our properties since January 1, 2010.

Acquisition related costs.  Acquisition related costs represent costs incurred in connection with our acquisition activity during the six months ended June 30, 2011 and June 30, 2010.

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

Equity in earnings (losses) of an investee. The increase in equity in earnings (losses) of an investee is the result of earnings from our investment in AIC for the six months ended June 30, 2011 compared to a loss in the same period in 2010.

Income tax expense.  The increase in income tax expense is a result of our higher operating income in 2011 which is subject to state income taxes in certain jurisdictions.

Net income.  Our net income for the six months ended June 30, 2011 increased as compared to the six months ended June 30, 2010 as a result of the changes noted above.

LIQUIDITY AND CAPITAL RESOURCES

Our Operating Liquidity and Resources (dollar amounts in thousands)

Our principal source of funds to meet operating expenses and pay distributions on our Shares is rental income from our properties. We believe that our operating cash flow will be sufficient to pay our operating expenses, debt service and distributions on our Shares for the next 12 months and for the foreseeable future thereafter. Our future cash flows from operating activities will depend primarily upon our ability to:

•                  maintain or increase the occupancy of, and the current rental rates at, our properties;

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

Our changes in cash flows in the six months ended June 30, 2011 compared to the same period in 2010 was as follows: (i) cash flow provided by operating activities increased from $35,108 in 2010 to $41,566 in 2011; (ii) cash used in investment activities increased from $149,861 in 2010 to $228,904 in 2011; and (iii) cash provided by financing activities increased from $114,298 in 2010 to $185,982 in 2011.

The increase in cash provided by operating activities between 2011 and 2010 is due to increased operating cash flow from our acquisitions after January 1, 2010 and changes in our working capital.  The increase in cash used in investing activities between 2011 and 2010 is due primarily to the higher aggregate purchase prices of our 2011 property acquisitions compared to 2010.  The increase in cash provided by financing activities between 2011 and 2010 is due primarily to increased borrowings under our revolving credit facility to fund acquisitions in 2011 compared to 2010, partially offset by proceeds from the issuance of our Shares that occurred in 2010 and an increase in distributions paid to common shareholders in 2011.

Our Investment and Financing Liquidity and Resources (dollar amounts in thousands)

In order to fund acquisitions and to accommodate cash needs that may result from timing differences between our receipt of rents and our need or desire to make distributions or pay operating or capital expenses, we maintain a $500,000 unsecured revolving credit facility from a syndicate of financial institutions.  At June 30, 2011 and August 2, 2011, we had $162,000 and $322,000, respectively, available for borrowing under this revolving credit facility.  The revolving credit facility matures in October 2013, and subject to certain conditions and the payment of a fee, it may be extended to October 2014.  We expect to use cash balances, borrowings under our revolving credit facility and net proceeds from offerings of equity or debt securities to fund our future operations, distributions to our shareholders and any future property acquisitions.

When significant amounts are outstanding under our revolving credit facility or the maturity date of our revolving credit facility or our other debts approach, we intend to explore alternatives for repaying or refinancing such amounts. Such alternatives may include incurring term debt, issuing new equity securities and extending the maturity date of our revolving credit facility.  Although we can provide no assurance that we will be successful in consummating any particular type of financing, we believe that we will have access to financing, such as debt and equity offerings, to fund future acquisitions and capital expenditures and to pay our obligations.  We have an effective shelf registration statement that allows us to issue public securities on an expedited basis, but it does not assure that there will be buyers for such securities.

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

During the three and six months ended June 30, 2011 and 2010, we made cash expenditures at our properties for tenant improvements, leasing costs, building improvements and development and redevelopment activities as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Tenant improvements	$410	$87	$535	$296
Leasing costs	$175	$22	$210	$47
Building improvements (1)	$537	$200	$566	$233
Development, redevelopment and other activities (2)	$96	$212	$226	$225

(1)  Building improvements generally include expenditures to replace obsolete building components and expenditures that extend the useful life of existing assets.

(2)  Development, redevelopment and other activities generally include non-recurring expenditures that we believe increase the value of our existing properties.

Leases totaling 30,445 and 45,856 rentable square feet, respectively, expired during the three and six months ended June 30, 2011.  Total leasing activity during the three and six months ended June 30, 2011 totaled 24,572 and 45,438 rentable square feet, respectively, which includes renewals of 13,944 and 25,201 rentable square feet, respectively.  The weighted average rental rates for leases of 3,968 and 21,329, respectively, executed with government tenants during the three and six months ended June 30, 2011 increased by 7.7% and 14.0%, respectively, when compared to the weighted average rental rates previously charged for the same space.   The weighted average rental rates for leases of 20,604 and 24,109 square feet, respectively, executed with non-government tenants during the three and six months ended June 30, 2011 decreased by 22.8% and 22.0%, respectively, when compared to the weighted average rental rates previously charged for the same space.

In connection with leasing space during the three months ended June 30, 2011, we have committed to fund future expenditures as follows (dollars in thousands, except per square foot amounts):

	New	Renewals	Total
Square feet leased during the period	10,628	13,944	24,572

Total commitments for tenant improvements and leasing costs	$291	$65	$356
Leasing costs per square foot	$27.37	$4.66	$14.48
Average lease term (years)	8.6	3.6	5.1
Leasing costs per square foot per year	$3.16	$1.31	$2.83

We have unspent tenancy related obligations of approximately $6,130 at June 30, 2011.

In May 2011, we entered into a purchase agreement to acquire three office properties for a purchase price of $88,000, including the assumption of $50,000 of mortgage debt and excluding acquisition costs.  In July 2011, we entered into two purchase agreements to acquire two office properties for aggregate purchase prices of $54,350, excluding acquisition costs.  These pending acquisitions are subject to our satisfactory completion of diligence and other customary closing conditions, as well as the assumption of mortgage debt; accordingly, we can provide no assurances that we will acquire these properties.

On April 5, 2011, we declared a distribution payable to common shareholders of record on April 26, 2011, in the amount of $0.42 per share, or $17,010.  We paid this distribution on May 24, 2011 using existing cash balances and borrowings under our revolving credit facility.

On July 1, 2011, we declared a distribution payable to common shareholders of record on July 10, 2011, in the amount of $0.42 per share, or $17,014.  We expect to pay this distribution on or about August 24, 2011 using existing cash balances and borrowings under our revolving credit facility.

On July 25, 2011, we issued 6,500,000 Shares in a public offering at a price of $25.40 per Share, raising net proceeds of approximately $157,700.  We used the net proceeds from this offering to reduce amounts outstanding under our revolving credit facility and for general business purposes, including funding acquisitions.  We also granted the underwriters of the offering a 30-day option to purchase an additional 975,000 Shares to cover overallotments, if any.

Off Balance Sheet Arrangements

As of June 30, 2011, we had no off balance sheet arrangements that have had or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Debt Covenants

Our principal debt obligations at June 30, 2011 were our revolving credit facility and three secured mortgage loans assumed in connection with three of our 2010 acquisitions.  Our mortgage loans are non-recourse and do not contain any material financial covenants.  Our revolving credit facility agreement contains a number of covenants which restrict our ability to incur debts in excess of calculated amounts, restrict our ability to make distributions under certain circumstances and generally require us to maintain certain financial ratios.  Our revolving credit facility provides for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default or upon a change of control, including a change in our management by RMR.  We believe we were in compliance with all of our covenants under our revolving credit facility agreement at June 30, 2011 and August 2, 2011.

Related Person Transactions (dollar amounts in thousands)

As described in our Annual Report, we were formerly 100% owned by CWH.  On June 30, 2011, CWH owned 24.6% of our outstanding Shares.  RMR provides management services to both us and CWH.  RMR is owned by our Managing Trustees, Messrs. Barry and Adam Portnoy.

We have no employees.  Instead, services that might be provided to us by employees are provided to us by RMR.   RMR provides both business and property management services to us under a business management agreement and a property management agreement.  Pursuant to the business management agreement with RMR, we incurred expenses of $1,805 and $1,005 for the three months ended June 30, 2011 and 2010, respectively, and $3,479 and $1,858 for the six months ended June 30, 2011 and 2010, respectively.  These amounts are included in general and administrative expenses in our condensed consolidated statements of income.  In connection with the property management agreement with RMR, we incurred property management fees of $1,209 and $771 for the three months ended June 30, 2011 and 2010, respectively, and $2,364 and $1,468 for the six months ended June 30, 2011 and 2010, respectively.  We also incurred construction management fees to RMR of $300 and $49 for the three months ended June 30, 2011 and 2010, respectively, and $469 and $208 for the six months ended June 30, 2011 and 2010, respectively.  These amounts are included in other operating expenses or have been capitalized, as appropriate, in our condensed consolidated financial statements.

We, RMR, CWH and other companies to which RMR provides management services each currently owns approximately 14.29% of AIC.  All of our Trustees and all of the trustees and directors of the other shareholders of AIC currently serve on the board of directors of AIC.  RMR, in addition to being a shareholder, provides management and administrative services to AIC pursuant to a management and administrative services agreement with AIC.  Although we own less than 20% of AIC, we use the equity method to account for this investment because we believe that we have significant influence over AIC because all of our Trustees are directors of AIC.  As of June 30, 2011, we have invested $5,194 in AIC.  We may invest additional amounts in AIC in the future if the expansion of this insurance business requires additional capital, but we are not obligated to do so.  We carried this investment in our condensed consolidated balance sheet in other assets at $5,321 and $5,195 as of June 30, 2011 and December 31, 2010, respectively.  During the three months ended June 30, 2011 and 2010, we recognized earnings (losses) of approximately $46 and $(23), respectively, and $83 and $(52) for the six months ended June 30, 2011 and 2010, respectively, related to this investment.  In 2010, AIC designed a combination property insurance program for us and other AIC shareholders in which AIC participated as a reinsurer.  Our total premiums under this program for the policy years expiring May 31, 2011 and 2012 were $415 and $1,227, respectively.  We are currently investigating the possibilities to expand our insurance relationships with AIC to include other types of insurance. By participating in this insurance business with RMR and the other companies to which RMR provides management services, we expect that we may benefit financially by possibly reducing our insurance expenses or by realizing our pro-rata share of any profits of this insurance business.

For more information about the relationships among us, our Trustees and executive officers, CWH, RMR, AIC and other companies to which RMR provides management services and about the risks which may arise from these relationships, please refer to our Annual Report and our other filings with the SEC, including the sections captioned “Business”,  “Risk Factors” and  “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Related Person Transactions” in our Annual Report and the section captioned “Related Person Transactions and Company Review of Such Transactions” in our Proxy Statement.  Our Annual Report and Proxy Statement are available at the SEC website: www.sec.gov.

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

At June 30, 2011, our outstanding fixed rate debt included the following:

Debt	Principal Balance(1)	Annual Interest Rate(1)	Annual Interest Expense	Maturity	Interest Payments Due
Mortgage	$24,800	6.21%	$1,561	2016	Monthly
Mortgage	9,643	7.00%	675	2019	Monthly
Mortgage	9,537	8.15%	777	2021	Monthly
	$43,980		$3,013

(1)    The principal balances and interest rates are the amounts stated in the contracts.  In accordance with GAAP, our carrying values and recorded interest expense may be different because of market conditions at the time we assumed these debts.  See Notes 5 and 6 to our Condensed Consolidated Financial Statements included in Item 1.

Because these debts bear interest at a fixed rate, changes in market interest rates during the term of these debts will not affect our operating results.  If these debts are refinanced at interest rates which are 10% higher or lower than shown above, our per annum interest cost would increase or decrease by approximately $301.

Changes in market interest rates also affect the fair value of our fixed rate debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt.  Based on the balances outstanding at June 30, 2011 and discounted cash flow analysis through the maturity date of our fixed rate debt obligations, a hypothetical immediate 10% change in interest rates would change the fair value of those obligations by approximately $1,239.

As of June 30, 2011, we had $338,000 drawn and $162,000 available under our $500,000 unsecured revolving credit facility.  The revolving credit facility matures on October 28, 2013, and subject to meeting certain conditions and the payment of a fee, we may extend the facility for one year to October 28, 2014.  We are able to make repayments and drawings under our revolving credit facility at any time without penalty.  Borrowings under our revolving credit facility are in U.S. dollars and accrue interest at LIBOR plus a spread which varies depending on our credit ratings.  Accordingly, we are exposed to risks resulting from changes in U.S. dollar based short term rates, specifically LIBOR.  In addition, upon renewal or refinancing of our revolving credit facility, we are vulnerable to increases in credit spreads due to market conditions.  A change in interest rates generally would not affect the value of our floating rate debt but would affect our operating results.  For example, the interest rate payable on our revolving credit facility at June 30, 2011 was 2.29%.  The following table presents the impact a 10% change in interest rates would have on our annual floating rate interest expense at June 30, 2011:

	Impact of Changes in Interest Rates
	Interest Rate	Outstanding Debt	Total Interest Expense Per Year
At June 30, 2011	2.290%	$338,000	$7,848
10% increase	2.519%	338,000	8,632
10% reduction	2.061%	338,000	7,063

The foregoing table shows the impact of an immediate change in floating interest rates.  If interest rates were to change gradually over time, the impact would be spread over time.  Our exposure to fluctuations in floating interest rates will increase or decrease in the future with increases or decreases in the outstanding amount under our revolving credit facility or other floating rate debt.

The following table presents the impact a 10% change in interest rates would have on our annual floating rate interest expense at June 30, 2011 if we were fully drawn on our revolving credit facility:

	Impact of Changes in Interest Rates
	Interest Rate	Outstanding Debt	Total Interest Expense Per Year
At June 30, 2011	2.290%	$500,000	$11,609
10% increase	2.519%	500,000	12,770
10% reduction	2.061%	500,000	10,448

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

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

WARNING CONCERNING FORWARD LOOKING STATEMENTS

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS STATEMENTS WHICH CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER SECURITIES LAWS.  WHENEVER WE USE WORDS SUCH AS “BELIEVE”, “EXPECT”, “ANTICIPATE”, “INTEND”, “PLAN”, “ESTIMATE” OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS.  THESE FORWARD LOOKING STATEMENTS AND THEIR IMPLICATIONS ARE BASED UPON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, BUT FORWARD LOOKING STATEMENTS AND THEIR IMPLICATIONS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR.  FORWARD LOOKING STATEMENTS IN THIS REPORT RELATE TO VARIOUS ASPECTS OF OUR BUSINESS, INCLUDING:

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

•                  OTHER MATTERS.

OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY OUR FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS.  FACTORS THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FORWARD LOOKING STATEMENTS AND UPON OUR BUSINESS, RESULTS OF OPERATIONS, FINANCIAL CONDITION, CASH FLOWS, LIQUIDITY AND PROSPECTS INCLUDE, BUT ARE NOT LIMITED TO:

•                  THE IMPACT OF CHANGES IN THE ECONOMY AND THE CAPITAL MARKETS,

•                  COMPETITION WITHIN THE REAL ESTATE INDUSTRY,

•                  ACTUAL AND POTENTIAL CONFLICTS OF INTEREST WITH OUR MANAGING TRUSTEES, CWH, RMR AND THEIR RELATED PERSONS AND ENTITIES,

•                  THE IMPACT OF CHANGES IN THE REAL ESTATE NEEDS AND FINANCIAL CONDITIONS OF THE U.S. GOVERNMENT AND STATE AND LOCAL GOVERNMENTS,

•                  COMPLIANCE WITH, AND CHANGES TO, FEDERAL, STATE AND LOCAL LAWS AND REGULATIONS, ACCOUNTING RULES , TAX LAWS AND SIMILAR MATTERS, AND

•                  LIMITATIONS IMPOSED ON OUR BUSINESS AND OUR ABILITY TO SATISFY COMPLEX RULES IN ORDER FOR US TO QUALIFY AS A REIT FOR U.S. FEDERAL INCOME TAX PURPOSES.

FOR EXAMPLE:

•                  CONTINGENCIES IN OUR ACQUISITION AGREEMENTS MAY CAUSE THESE ACQUISITIONS NOT TO OCCUR OR TO BE DELAYED,

•                  SOME OF OUR TENANTS MAY NOT RENEW EXPIRING LEASES, AND WE MAY BE UNABLE TO LOCATE NEW TENANTS TO MAINTAIN THE HISTORICAL OCCUPANCY RATES OF, OR RENTS FROM, OUR PROPERTIES,

•                  SOME GOVERNMENT TENANTS MAY EXERCISE THEIR RIGHT TO VACATE THEIR SPACE BEFORE THE STATED EXPIRATION OF THEIR LEASES AND WE MAY BE UNABLE TO LOCATE NEW TENANTS TO MAINTAIN THE HISTORICAL OCCUPANCY RATES OF, OR RENTS FROM, OUR PROPERTIES,

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

•                  WE HAVE GRANTED THE UNDERWRITERS OF OUR COMMON SHARE OFFERING A 30-DAY OPTION TO PURCHASE AN ADDITIONAL 975,000 COMMON SHARES TO COVER OVERALLOTMENTS, IF ANY.  AN IMPLICATION OF THIS STATEMENT MAY BE THAT THIS OPTION MAY BE EXERCISED IN WHOLE OR IN PART.  IN FACT, WE DO NOT KNOW WHETHER THE UNDERWRITERS WILL EXERCISE THIS OPTION, OR ANY PART OF IT.

THESE RESULTS COULD OCCUR DUE TO MANY DIFFERENT CIRCUMSTANCES, SOME OF WHICH ARE BEYOND OUR CONTROL, SUCH AS NATURAL DISASTERS OR CHANGES IN OUR TENANTS FINANCIAL CONDITIONS OR THE MARKET DEMAND FOR LEASED SPACE, CHANGES IN CAPITAL MARKETS OR THE ECONOMY GENERALLY.

THE INFORMATION CONTAINED ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-Q OR IN OUR FILINGS WITH THE SEC, INCLUDING UNDER THE CAPTION “RISK FACTORS”, OR INCORPORATED HEREIN OR THEREIN IDENTIFIES OTHER IMPORTANT FACTORS THAT COULD CAUSE DIFFERENCES FROM OUR FORWARD LOOKING STATEMENTS.  OUR FILINGS WITH THE SEC ARE AVAILABLE ON THE SEC WEBSITE: WWW.SEC.GOV.

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

Part II.  Other Information

Item 2. Unregistered Sales of Equity and Use of Proceeds.

As previously reported, on May 17, 2011, pursuant to our equity compensation plan, we granted 2,000 of our Shares, valued at $25.61 per share, the closing price of our Shares on the NYSE on that day, to each of our five trustees as part of their annual compensation.  We made these grants pursuant to an exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

Item 6. Exhibits.

2.1

Real Estate Sale Contract, dated as of May 24, 2011, between 305 BRG-IMICO LLC (f/k/a 305 BRG-Intell LLC), as Seller, and the Company, as Purchaser. (Incorporated by reference to the Company’s Current Report on Form 8-K dated May 31, 2011.)

3.1	Composite Copy of Amended and Restated Declaration of Trust of the Trust, as amended to date. (Filed herewith.)

3.2	Composite Copy of Amended and Restated Declaration of Trust of the Trust, as amended to date (marked). (Filed herewith.)

10.1	Summary of Trustee Compensation. (Incorporated by reference to the Company’s Current Report on Form 8-K dated May 18, 2011.)

31.1	Rule 13a-14(a) Certification. (Filed herewith.)

31.2	Rule 13a-14(a) Certification. (Filed herewith.)

31.3	Rule 13a-14(a) Certification. (Filed herewith.)

31.4	Rule 13a-14(a) Certification. (Filed herewith.)

32.1	Section 1350 Certification. (Furnished herewith.)

101.1

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheet, (ii) the Consolidated Statement of Income, (iii) the Consolidated Statement of Cash Flows, and (iv) related notes to these financial statements, tagged as blocks of text. (Furnished herewith.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOVERNMENT PROPERTIES INCOME TRUST

By:	/s/ David M. Blackman
David M. Blackman
President and Chief Operating Officer
Dated: August 2, 2011

By:	/s/ Mark L. Kleifges
Mark L. Kleifges
Treasurer and Chief Financial Officer
(principal financial and accounting officer)
Dated: August 2, 2011