Form 10-Q
period 2011-09-30
Government Properties Income Trust
filed 2011-11-01
CIK 1456772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Number of registrant’s common shares of beneficial interest, $.01 par value per share, outstanding as of November 1, 2011: 47,051,650.

GOVERNMENT PROPERTIES INCOME TRUST

FORM 10-Q

September 30, 2011

References in this Quarterly Report on Form 10-Q to “we”, “us” and “our” refer to Government Properties Income Trust and its consolidated subsidiaries, unless otherwise noted.

PART I       Financial Information

Item 1.  Financial Statements

GOVERNMENT PROPERTIES INCOME TRUST

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

(unaudited)

	September 30, 2011	December 31, 2010
ASSETS

Real estate properties:
Land	$213,994	$143,774
Buildings and improvements	1,040,149	833,719
	1,254,143	977,493
Accumulated depreciation	(149,583)	(131,046)
	1,104,560	846,447

Acquired real estate leases, net	103,901	60,097
Cash and cash equivalents	5,724	2,437
Restricted cash	1,858	1,548
Rents receivable, net	22,096	19,200
Deferred leasing costs, net	1,059	1,002
Deferred financing costs, net	2,488	3,935
Other assets, net	24,982	16,622
Total assets	$1,266,668	$951,288

LIABILITIES AND SHAREHOLDERS’ EQUITY

Revolving credit facility	$282,500	$118,000
Mortgage notes payable	45,608	46,428
Accounts payable and accrued expenses	21,885	14,436
Due to related persons	6,633	1,348
Assumed real estate lease obligations, net	11,853	13,679
	368,479	193,891

Commitments and contingencies

Shareholders’ equity:
Common shares of beneficial interest, $.01 par value:
70,000,000 shares authorized, 47,051,650 and 40,500,800 shares issued and outstanding, respectively	471	405
Additional paid in capital	935,463	776,913
Cumulative net income	74,085	41,336
Cumulative other comprehensive income	59	2
Cumulative common distributions	(111,889)	(61,259)
Total shareholders’ equity	898,189	757,397

Total liabilities and shareholders’ equity	$1,266,668	$951,288

See accompanying notes.

GOVERNMENT PROPERTIES INCOME TRUST

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Rental income	$45,719	$30,746	$126,718	$80,040

Expenses
Real estate taxes	4,853	3,292	13,947	8,624
Utility expenses	4,375	2,836	11,422	6,246
Other operating expenses	7,723	5,147	21,568	12,667
Depreciation and amortization	10,379	6,321	27,862	16,602
Acquisition related costs	1,008	2,687	2,846	4,542
General and administrative	2,746	1,833	7,655	4,915
Total expenses	31,084	22,116	85,300	53,596

Operating income	14,635	8,630	41,418	26,444

Interest and other income	54	12	89	80
Interest expense (including net amortization of debt premiums and deferred financing fees of $418, $635, $1,254 and $1,791, respectively)	(3,162)	(1,973)	(8,775)	(5,182)
Equity in earnings (losses) of an investee	28	35	111	(17)

Income before income tax benefit (expense)	11,555	6,704	32,843	21,325

Income tax benefit (expense)	8	(35)	(94)	(71)
Net income	$11,563	$6,669	$32,749	$21,254

Weighted average common shares outstanding	45,322	36,369	42,127	32,265

Net income per common share	$0.26	$0.18	$0.78	$0.66

See accompanying notes.

GOVERNMENT PROPERTIES INCOME TRUST

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Nine Months Ended September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$32,749	$21,254
Adjustments to reconcile net income to cash provided by operating activities
Depreciation	19,258	13,612
Net amortization of debt premium and deferred financing fees	1,254	1,791
Straight line rental income	(451)	75
Amortization of acquired real estate leases	8,116	2,715
Amortization of deferred leasing costs	367	354
Share based compensation expense	721	546
Equity in (earnings) losses of an investee	(111)	17
Change in assets and liabilities:
(Increase) decrease in restricted cash	(310)	(860)
(Increase) decrease in deferred leasing costs	(424)	(109)
(Increase) decrease in rents receivable	(2,445)	(7,583)
(Increase) decrease in due from related persons	—	(792)
(Increase) decrease in other assets	(3,578)	(2,252)
Increase (decrease) in accounts payable and accrued expenses	7,925	12,320
Increase (decrease) in due to related persons	5,285	2,630
Cash provided by operating activities	68,356	43,718

CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate acquisitions and improvements	(336,206)	(344,481)
Investment in Affiliates Insurance Company	—	(76)
Cash used in investing activities	(336,206)	(344,557)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common shares, net	157,894	418,431
Repayment of mortgage notes payable	(624)	(391)
Borrowings on revolving credit facility	376,500	217,000
Repayments on revolving credit facility	(212,000)	(298,375)
Financing fees	(3)	(1,076)
Distributions to common shareholders	(50,630)	(33,914)
Cash provided by financing activities	271,137	301,675

Increase in cash and cash equivalents	3,287	836
Cash and cash equivalents at beginning of period	2,437	1,478
Cash and cash equivalents at end of period	$5,724	$2,314

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$7,065	$3,208
Income taxes paid	43	137

Non-cash investing activities
Real estate acquisitions funded by the assumption of mortgage debt	$—	$(35,196)

Non-cash financing activities
Assumption of mortgage debt	$—	$35,196
Issuance of common shares pursuant to our equity compensation plan	(721)	(546)

See accompanying notes.

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(unaudited)

Note 1.   Basis of Presentation

The accompanying condensed consolidated financial statements of Government Properties Income Trust and its subsidiaries, or GOV, the Company, we or us, are unaudited.  Certain information and disclosures required by U.S. generally accepted accounting principles, or GAAP, for complete financial statements have been condensed or omitted.  We believe the disclosures made are adequate to make the information presented not misleading.  However, the accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2010, or our Annual Report.  In the opinion of our management, all adjustments, which include only normal recurring adjustments considered necessary for a fair presentation, have been included.  All material intercompany transactions and balances between the Company and its subsidiaries have been eliminated.

As of September 30, 2011, we owned 67 properties located in 27 states and the District of Columbia containing approximately 8.3 million rentable square feet.  The U.S. Government, certain state governments and the United Nations are our primary tenants.

Note 2.   Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board issued Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income.  This standard eliminates the current option to report other comprehensive income and its components in the statement of shareholders’ equity.  This standard is intended to enhance comparability between entities that report under GAAP and to provide a more consistent method of presenting non-owner transactions that affect an entity’s equity.  This standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The adoption of this update is not expected to cause any material changes to our consolidated financial statements.

Note 3.   Real Estate Properties

We generally lease space in our properties on a gross lease or modified gross lease basis pursuant to fixed term operating leases expiring between 2011 and 2025.  Certain of our government tenants have the right to cancel their leases before the lease terms expire, although we expect that few will do so.  Our leases generally require us to pay all or some property operating expenses and to provide all or most property management services.  During the three months ended September 30, 2011, we executed seven leases for 85,444 rentable square feet and a weighted average lease term of 9.6 years and made commitments for approximately $2,872 of leasing related costs.  During the nine months ended September 30, 2011, we executed 22 leases for 130,882 rentable square feet and a weighted average lease term of 8.6 years and made commitments for approximately $3,688 of leasing related costs.  We have unspent tenancy related obligations of approximately $12,690 as of September 30, 2011.

In February 2011, we acquired an office property located in Quincy, MA with 92,549 rentable square feet.  This property is majority leased to the State of Massachusetts.  The purchase price was $14,000, excluding acquisition costs.  We allocated approximately $2,700 to land, $9,200 to building and improvements, $2,113 to acquired real estate leases and $13 to assumed real estate lease obligations based on the estimated fair values of the acquired assets and assumed liabilities.

Also in February 2011, we acquired two office properties located in Woodlawn, MD with 182,561 rentable square feet.  These properties are majority leased to the U.S. Government.  The purchase price was $28,000, excluding acquisition costs.  We allocated approximately $3,735 to land, $21,509 to building and improvements, $3,281 to acquired

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(unaudited)

real estate leases and $525 to assumed real estate lease obligations based on the estimated fair values of the acquired assets and assumed liabilities.

In May 2011, we acquired an office property located in Plantation, FL with 135,819 rentable square feet.  This property is leased to the U.S. Government.  The purchase price was $40,750, excluding acquisition costs.  We allocated approximately $4,800 to land, $30,592 to building and improvements and $5,358 to acquired real estate leases based on the estimated fair values of the acquired assets.

Also in May 2011, we acquired an office property located in New York, NY with 187,060 rentable square feet.  This property is leased to the United Nations.  The purchase price was $114,050, excluding acquisition costs.  We allocated approximately $36,800 to land, $66,661 to building and improvements and $10,589 to acquired real estate leases based on the estimated fair values of the acquired assets.

In June 2011, we acquired an office property located in Milwaukee, WI with 29,297 rentable square feet.  This property is leased to the U.S. Government.  The purchase price was $6,775, excluding acquisition costs.  We allocated approximately $945 to land, $4,539 to building and improvements and $1,291 to acquired real estate leases based on the estimated fair values of the acquired assets.

Also in June 2011, we acquired two office properties located in Stafford, VA with 64,488 rentable square feet.  These properties are leased to the U.S. Government.  The purchase price was $11,550, excluding acquisition costs.  We allocated approximately $2,090 to land, $7,465 to building and improvements and $1,995 to acquired real estate leases based on the estimated fair values of the acquired assets.

Also in June 2011, we acquired an office property located in Montgomery, AL with 57,815 rentable square feet.  This property is leased to the U.S. Government.  The purchase price was $11,550, excluding acquisition costs.  We allocated approximately $920 to land, $9,084 to building and improvements and $1,546 to acquired real estate leases based on the estimated fair values of the acquired assets.

In August 2011, we acquired an office property located in Holtsville, NY with 264,482 rentable square feet.  This property is majority leased to the U.S. Government.  The purchase price was $39,250, excluding acquisition costs.  We allocated approximately $6,530 to land, $17,711 to building and improvements and $13,453 to acquired real estate leases based on the estimated fair values of the acquired assets.

In September 2011, we acquired an office property located in Sacramento, CA with 87,863 rentable square feet.  This property is leased to the State of California.  The purchase price was $13,600, excluding acquisition costs.  We allocated approximately $1,450 to land, $9,465 to building and improvements and $2,685 to acquired real estate leases based on the estimated fair values of the acquired assets.

Also in September 2011, we acquired an office property located in Atlanta, GA with 375,805 rentable square feet.  This property is majority leased to the State of Georgia.  The purchase price was $48,600, excluding acquisition costs.  We allocated approximately $10,250 to land, $27,933 to building and improvements, $10,421 to acquired real estate leases and $4 to assumed real estate lease obligations based on the estimated fair values of the acquired assets and assumed liabilities.

In October 2011, we acquired three office properties located in Indianapolis, IN with 433,927 rentable square feet.  These properties are majority leased to the U.S. Government.  The purchase price was $85,000, including the assumption of $49,395 of mortgage debt and excluding acquisition costs.

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(unaudited)

Also in October 2011, we entered into an agreement to acquire an office property located in Salem, OR with 233,358 rentable square feet.  This property is majority leased to the State of Oregon.  The contract purchase price is $32,000, excluding acquisition costs.  This pending acquisition is subject to our satisfactory completion of diligence and other customary closing conditions; accordingly, we can provide no assurance that we will acquire this property.

Note 4.  Tenant Concentration and Segment Information

We operate in one business segment: ownership of properties that are majority leased to government tenants.  We define annualized rental income as the annualized rents from our tenants pursuant to our lease agreements with them as of the measurement date, plus estimated expense reimbursements to be paid to us, and excluding lease value amortization.  The U.S. Government, seven state governments and the United Nations combined were responsible for approximately 93.1% and 93.6% of our annualized rental income as of September 30, 2011 and 2010, respectively.  The U.S. Government is our largest tenant by annualized rental income and was responsible for approximately 71.3% and 81.0% of our annualized rental income as of September 30, 2011 and 2010, respectively.

Note 5.  Indebtedness

At September 30, 2011 and December 31, 2010, our outstanding indebtedness included the following:

	September 30,	December 31,
	2011	2010

Revolving credit facility, due in 2013(1)	$282,500	$118,000
Mortgage note payable, 6.21% interest rate, due in 2016	24,781	24,800
Mortgage note payable, 7.00% interest rate, including unamortized premium of $1,036, due in 2019(2)	10,635	10,856
Mortgage note payable, 8.15% interest rate, including unamortized premium of $817, due in 2021(2)	10,192	10,772
	$328,108	$164,428

(1)             On October 18, 2011, we amended our credit agreement as described below.

(2)             We assumed these mortgages in connection with our acquisition of certain properties.  The stated interest amounts for these mortgage debts are the contractually stated amounts; we recorded the assumed mortgages at estimated fair value on the date of acquisition and we are amortizing the fair value premiums to interest expense over the respective terms of the mortgages to reduce interest expense to the estimated market rates as of the date of acquisition.

At September 30, 2011, we had a $500,000 unsecured revolving credit facility that was available for acquisitions, working capital and general business purposes.  Interest under the revolving credit facility is based upon LIBOR plus a spread that is subject to adjustment based upon changes to our senior unsecured debt rating.  On October 18, 2011, we amended our revolving credit facility to, among other things, increase maximum borrowings under the facility to $550,000, reduce the interest paid on drawings under the facility and extend the stated maturity date of the facility from October 28, 2013 to October 19, 2015.  Subject to certain conditions and the payment of a fee, we have the option to further extend the stated maturity date by one year to October 19, 2016.  Our revolving credit facility agreement, including as amended on October 18, 2011, contains a number of covenants that restrict our ability to incur debts in excess of calculated amounts, restrict our ability to make distributions under certain circumstances and generally require us to maintain certain financial ratios.  We believe we were in compliance with the terms of our revolving credit facility agreement at September 30, 2011.  The weighted average annual interest rate for our revolving credit facility was 2.31% and 2.32% for the three and nine months ended September 30, 2011, respectively.  As of September 30, 2011, we had $282,500 outstanding under our revolving credit facility.

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(unaudited)

Note 6. Fair Value of Financial Instruments

Our financial instruments at September 30, 2011 include cash and cash equivalents, restricted cash, rents receivable, mortgage notes payable, accounts payable, our revolving credit facility, amounts due to related persons, other accrued expenses and deposits. At September 30, 2011, the fair value of our financial instruments approximated their carrying values in our condensed consolidated financial statements, except as follows:

	Carrying Amount	Fair Value

Mortgage note payable, 6.21% interest rate, due in 2016	$24,781	$27,149
Mortgage note payable, 7.00% interest rate, due in 2019	10,635	11,164
Mortgage note payable, 8.15% interest rate, due in 2021	10,192	11,439
	$45,608	$49,752

We estimate the fair values of our mortgage notes payable by using discounted cash flow analyses and currently prevailing market terms as of the measurement date.

Note 7. Shareholders’ Equity

Distributions

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

On August 24, 2011, we paid a distribution to common shareholders in the amount of $0.42 per share, or $17,015, that was declared on July 1, 2011 and was payable to shareholders of record on July 11, 2011.

On October 6, 2011, we declared a distribution payable to common shareholders of record on October 22, 2011, in the amount of $0.42 per share, or $19,762.  We expect to pay this distribution on or about November 22, 2011.

Share Issuances

On May 17, 2011, pursuant to our equity compensation plan, we granted 2,000 of our common shares of beneficial interest, $.01 par value per share, or our common shares, valued at $25.61 per share, the closing price of our common shares on the New York Stock Exchange, or the NYSE, on that day, to each of our five Trustees as part of their annual compensation.

On July 20, 2011, we amended our declaration of trust to increase the number of authorized common shares from 50,000,000 to 70,000,000.

On July 25, 2011, we issued 6,500,000 of our common shares in a public offering at a price of $25.40 per share, raising net proceeds of approximately $157,894.  We used the net proceeds from this offering to reduce amounts outstanding under our revolving credit facility and for general business purposes, including funding acquisitions.

On September 16, 2011, pursuant to our equity compensation plan, we granted an aggregate of 40,850 of our common shares valued at $22.56 per share, the closing price of our common shares on the NYSE on that day, to our officers and certain employees of our manager, Reit Management & Research LLC, or RMR.

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(unaudited)

We have no dilutive securities.

Note 8.   Related Person Transactions

CommonWealth REIT, or CWH, is our former parent company.  CWH is our largest shareholder and, as of the date of this Quarterly Report on Form 10-Q, owned 9,950,000 of our common shares, or approximately 21.1% of our outstanding common shares.  RMR provides management services to both us and CWH. One of our Managing Trustees, Barry Portnoy, is Chairman and majority owner of RMR and serves as managing trustee of CWH.  Our other Managing Trustee, Adam Portnoy, is Barry Portnoy’s son, and is an owner, President, Chief Executive Officer and a director of RMR and serves as a managing trustee and President of CWH.  Our executive officers and CWH’s executive officers are officers of RMR.  Our Independent Trustees also serve as independent directors or independent trustees of other public companies to which RMR provides management services.   Barry Portnoy serves as a managing director or managing trustee of those companies and Adam Portnoy serves as a managing trustee of a majority of those companies.

We have no employees.  Instead, services that might be provided to us by employees are provided to us by RMR.   RMR provides both business and property management services to us under a business management agreement and a property management agreement.  There have been no changes in the terms of our management agreements with RMR from those described in our reports with the Securities and Exchange Commission, or the SEC (other than as described in those reports or in this Quarterly Report on Form 10-Q, including in Part II, Item 5).  Pursuant to the business management agreement with RMR, we incurred expenses of $2,015 and $1,204 for the three months ended September 30, 2011, and 2010, respectively, and $5,494 and $3,062 for the nine months ended September 30, 2011 and 2010, respectively.  These amounts are included in general and administrative expenses in our condensed consolidated statements of income.  On October 31, 2011, we and RMR amended our business management agreement to provide that, for purposes of determining the fees we pay to RMR under that agreement, which are based on a percentage of the value of our properties as determined under the agreement, the value of properties we may acquire from certain other companies to which RMR provides management services will be based upon the seller’s historical cost for those properties rather than our acquisition costs and to provide other companies to which RMR provides management services a right of first offer on properties of ours that we determine to sell if such properties are primarily of a type that are within the investment focus of such other companies.  This amendment is further described in Part II, Item 5 of this Quarterly Report on Form 10-Q. In connection with the property management agreement with RMR, we incurred property management fees of $1,352 and $910 for the three months ended September 30, 2011 and 2010, respectively, and $3,716 and $2,378 for the nine months ended September 30, 2011 and 2010, respectively.  We also incurred construction management fees to RMR of $345 and $56 for the three months ended September 30, 2011 and 2010, respectively, and $814 and $264 for the nine months ended September 30, 2011 and 2010, respectively.  These amounts are included in other operating expenses or have been capitalized, as appropriate, in our condensed consolidated financial statements.

We and the other six shareholders currently each own approximately 14.29% of the outstanding equity of Affiliates Insurance Company, or AIC.  The other shareholders of AIC are RMR and five other companies, including CWH, to which RMR provides management services.  All of our Trustees, all of the trustees and directors of the other publicly held AIC shareholders and nearly all of the directors of RMR currently serve on the board of directors of AIC.  RMR provides management and administrative services to AIC.  Although we own less than 20% of AIC, we use the equity method to account for this investment because we believe that we have significant influence over AIC because all of our Trustees are also directors of AIC.  As of September 30, 2011, we have invested approximately $5,194 in AIC.  We may invest additional amounts in AIC in the future if the expansion of this insurance business requires additional capital, but we are not obligated to do so.  Our investment had a carrying value of $5,364 and $5,195 as of September 30, 2011 and December 31, 2010, respectively.  During the three and nine months ended September 30, 2011 and 2010 we recognized income of approximately $28 and $111 and income of $35 and a loss of $17, respectively, related to this investment.  In 2010, AIC designed a combination property insurance program for us and other AIC shareholders in which AIC participated as a reinsurer.  This program was modified and extended in June 2011 for a one year term.  Our total premiums under this program for the policy years expiring May 31, 2011 and 2012 were approximately $415 and $1,227, respectively.  The amounts we expensed in relation to those insurance premiums for the nine months ended September 30, 2011 and 2010 were $582 and $138, respectively, and for the three months ended September 30, 2011 and 2010 were $307 and $104, respectively.  We are currently investigating the possibilities to expand our insurance relationships with AIC to include other types of insurance. By participating in this insurance business with RMR and the

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(unaudited)

other companies to which RMR provides management services, we expect that we may benefit financially by possibly reducing our insurance expenses or by realizing our pro-rata share of any profits of this insurance business.

For more information about these and other relationships among us, our Trustees, our executive officers, CWH, RMR, AIC, other companies to which RMR provides management services, and others affiliated with or related to them and about the risks which may arise as a result of those and other related person transactions and relationships, please see elsewhere in this Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Related Person Transactions” in Part I, Item 2 and “Warning Concerning Forward Looking Statements”, and in our Annual Report, in our Proxy Statement for our 2011 Annual Meeting of Shareholders dated February 25, 2011, or our Proxy Statement, and in our other filings with the SEC, including the sections captioned “Business”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Related Person Transactions” and “Warning Concerning Forward Looking Statements”, in our Annual Report, and the information regarding our Trustees and executive officers and the section captioned “Related Person Transactions and Company Review of Such Transactions” in our Proxy Statement.  In addition, please see the “Risk Factors” section of our Annual Report for a description of risks which may arise from these transactions and relationships.  Our filings with the SEC, including our Annual Report and our Proxy Statement, are available at the SEC’s website at www.sec.gov.  In addition, copies of certain of our agreements with these parties are also publicly available as exhibits to our public filings with the SEC and accessible at the SEC’s website, including our business management agreement and property management agreement with RMR.

Note 9.   Pro Forma Information

During the third quarter of 2011, we purchased three properties for an aggregate purchase price of $101,450, excluding acquisition costs.  During the second quarter of 2011, we purchased six properties for an aggregate purchase price of $184,675, excluding acquisition costs.  During the first quarter of 2011, we purchased three properties for an aggregate purchase price of $42,000, excluding acquisition costs.  During 2010, we purchased 22 properties for an aggregate purchase price of $434,411, excluding acquisition costs and including the assumption of $44,951of mortgage debt.  Also in 2010, we replaced our $250,000 secured revolving credit facility with our $500,000 unsecured revolving credit facility and issued 18,975,000 of our common shares.  The following table presents our pro forma results of operations as if these acquisitions and financing activities were completed on January 1, 2010.  This pro forma data is not necessarily indicative of what our actual results of operations would have been for the periods presented, nor does it represent the results of operations for any future period. Differences could result from various factors, including but not limited to, additional property acquisitions, property sales, changes in interest rates and changes in our debt or equity capital structure.

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010

Total Revenues	$48,622	$48,782	$143,912	$138,572
Net Income	12,791	9,406	37,356	28,306

Net Income Per Share	$0.28	$0.23	$0.89	$0.70

During the three and nine months ended September 30, 2011, we recognized revenues of $6,569 and $10,580, respectively and operating income of $1,785 and $1,816, respectively, arising from our acquisitions completed in 2011.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and tables should be read in conjunction with the financial statements and notes thereto included in this Quarterly Report on Form 10-Q and in our Annual Report.

OVERVIEW

As of September 30, 2011, we owned  67 properties, located in  27 states and the District of Columbia, that contain approximately 8.3 million rentable square feet, of which 70.7% was leased to the U.S. Government, 16.9% was leased to seven state governments and 2.3% was leased to the United Nations, an international intergovernmental organization.  The U.S. Government, seven state governments and the United Nations combined were responsible for 93.1% and 93.6% of our annualized rental income, as defined below, as of September 30, 2011 and 2010, respectively.

Property Operations

As of September 30, 2011, 96.1% of our rentable square feet was leased, compared to 96.0% leased as of September 30, 2010.  Occupancy data as of September 30, 2011 and 2010 is as follows (square feet in thousands):

	All Properties		Comparable Properties(1)
	September 30,		September 30,
	2011	2010	2011	2010
Total properties (end of period)	67	53	33	33
Total square feet	8,286	6,469	3,958	3,958
Percent leased(2)	96.1%	96.0%	99.8%	100.0%

(1)                  Properties we owned on September 30, 2011 and which we owned continuously since January 1, 2010.

(2)                  Percent leased includes (i) space being fitted out for occupancy pursuant to our lease agreements, if any, and (ii) space which is leased, but is not occupied or is being offered for sublease by tenants, if any, as of the measurement date.

The average effective rental rate per square foot, as defined below, for our properties for the periods ended September 30, 2011 and 2010 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Average annualized effective rent per square foot(1)	$24.95	$23.33	$24.22	$23.50

(1)                   Average annualized effective rental rate per square foot represents total rental income during the period specified divided by the average rentable square feet occupied during the period specified.

We currently believe general U.S. leasing market conditions are slowly improving, but remain weak in many U.S. markets.  Our historical experience, including that of our predecessor CWH with respect to properties of the type we own that are majority leased to government tenants, has been that government tenants frequently renew leases to avoid the costs and disruptions that may result from relocating their operations.   We believe that current budgetary pressures may cause increased demand for leased space by government tenants, as opposed to new buildings built on behalf of the government.  However, these same increased budgetary pressures faced by the U.S. Government and state governments could also result in a decrease in government sector employment and consolidation of operations into government owned properties thereby reducing their need for leased space.  Accordingly, it is difficult for us to reasonably project what the financial impact of market conditions will be on our financial results for future periods.

As of September 30, 2011, leases totaling 893,871 rentable square feet are scheduled to expire through December 31, 2011.  Based upon current market conditions and tenant negotiations for leases scheduled to expire through December 31, 2011, we expect that rental rates we are likely to achieve on new or renewed leases will be, on a weighted average basis, lower than the rates currently being paid, thereby generally resulting in lower revenue from the same space, and the effect of any such decreases may be amplified by declines in rental income due to vacancies upon lease expirations.

Prevailing market conditions at the time our leases expire will generally determine lease renewals and rental rates for space in our properties.  As of September 30, 2011, lease expirations by year at our properties are as follows (square feet and dollars in thousands):

	Expirations of	Percent	Cumulative	Rental	Percent	Cumulative
	Occupied	of	% of	Income	of	% of
Year(1)	Square Feet(2)	Total	Total	Expiring(3)	Total	Total
2011	894	11.2%	11.2%	$19,520	10.1%	10.1%
2012	1,167	14.7%	25.9%	32,355	16.7%	26.8%
2013	943	11.8%	37.7%	14,083	7.3%	34.1%
2014	412	5.2%	42.9%	8,423	4.4%	38.5%
2015	1,086	13.6%	56.5%	24,023	12.5%	51.0%
2016	557	7.0%	63.5%	14,504	7.5%	58.5%
2017	559	7.0%	70.5%	11,552	6.0%	64.5%
2018	519	6.5%	77.0%	20,734	10.7%	75.2%
2019	1,182	14.8%	91.8%	28,267	14.5%	89.7%
2020 and thereafter	645	8.2%	100.0%	20,086	10.3%	100.0%
Total	7,964	100.0%		$193,547	100.0%

Weighted average remaining lease term (in years)	4.1			4.5

(1)     The year of lease expiration is pursuant to current contract terms.  Some government tenants have the right to vacate their space before the stated expirations of their leases.  As of September 30, 2011, government tenants occupying approximately 12.6% of our rentable square feet and representing approximately 8.8% of our rental income have exercisable rights to terminate their leases before the stated expirations.  Also as of September 30, 2011, in 2011, 2012, 2013, 2014, 2015, 2016, 2017, 2018, 2019 and 2020, early termination rights become exercisable by other government tenants who occupy approximately 16.4%, 2.9%, 4.0%, 2.7%, 0.3%, 6.6%, 0.1%, 0.3%, 1.0% and 0.7%, respectively, of our rentable square feet and are responsible for approximately 11.1%, 2.8%, 3.6%, 2.9%, 0.3%, 11.7%, 0.1%, 0.6%, 1.8%, and 0.8%, respectively, of our rental income.  In August 2011 and September 2011, we were notified by two of our tenants representing, as of September 30, 2011, approximately 1.5% and 1.2% of our rentable square feet, respectively, and 1.6% and 1.9% of our rental income, respectively, that they intend to exercise their right to vacate their space in December 2011 and March 2012, respectively, prior to the stated expirations of their leases in April 2015 and March 2013, respectively.  In addition, seven leases with four of our state government tenants have exercisable rights to terminate their leases if these states do not annually appropriate rent amounts in their respective annual budgets. These seven leases represent approximately 5.6% of our rentable square feet, representing approximately 6.1% of our rental income, as of September 30, 2011.

(2)      Square feet occupied is pursuant to leases existing as of September 30, 2011, and includes (i) space being fitted out for occupancy and (ii) space, if any, which is leased but is not occupied as of September 30, 2011.

(3)      Annualized rental income is the annualized rents from our tenants pursuant to leases existing as of September 30, 2011, plus estimated expense reimbursements to be paid to us, and excludes lease value amortization.

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

In August 2011, we acquired an office property located in Holtsville, NY with 264,482 rentable square feet.  This property is 82% leased to three tenants, of which 72% is leased to the U.S. Government and occupied by the Internal Revenue Service and U.S. Citizenship and Immigration Services.  The purchase price was $39,250, excluding acquisition costs.

In September 2011, we acquired an office property located in Sacramento, CA with 87,863 rentable square feet.  This property is 100% leased to the State of California and occupied by the California State Employment Development Department.  The purchase price was $13,600, excluding acquisition costs.

Also in September 2011, we acquired an office property located in Atlanta, GA with 375,805 rentable square feet.  This property is 97% leased to 19 tenants, of which 78% is leased to the State of Georgia and occupied by the Georgia Department of Transportation.  The purchase price was $48,600, excluding acquisition costs.

In October 2011, we acquired three office properties located in Indianapolis, IN with 433,927 rentable square feet.  These properties are 94% leased to 15 tenants, of which 56% is leased to the U.S. Government and occupied by the U.S. Customs and Border Protection Agency.  The purchase price was $85,000, including the assumption of $49,395 of mortgage debt and excluding acquisition costs.

Also in October 2011, we entered an agreement to acquire an office property located in Salem, OR with 233,358 rentable square feet.  This property is 84% leased to five tenants, of which 70% is leased to the State of Oregon and occupied by the Oregon Department of Human Services, Oregon Department of Justice and the Oregon Employment Department.  The contract purchase price is $32,000, excluding acquisition costs.  This pending acquisition is subject to our satisfactory completion of diligence and other customary closing conditions; accordingly, we can provide no assurance that we will acquire this property.

The 12 properties we acquired during the nine months ended September 30, 2011 were acquired at a range of capitalization rates from 7.1% to 10.2% (weighted average capitalization rate of 8.4%).  We calculate the capitalization rate for property acquisitions as the ratio of (x) annual straight line rental income, excluding the impact of above and below market lease amortization, based on leases then in effect at the acquisition date, less estimated annual property operating expenses, excluding depreciation and amortization expense, to (y) the acquisition purchase price, including assumed debt and excluding acquisition costs.

Our strategy related to property acquisitions and dispositions is materially unchanged from that disclosed in our Annual Report.  In addition to the one property with respect to which we entered an agreement in October 2011 to acquire, and which is described above, we continue to explore and evaluate for possible acquisition additional properties that are majority leased to government tenants; however, we can provide no assurance that we will reach agreement to acquire such properties.  Although we may sell properties on occasion, we do not currently plan to dispose of any of our properties.  Future changes in market conditions or property performance may change our disposition strategy.

Financing Activities (dollar amounts in thousands, except per share amounts)

In July 2011, we issued 6,500,000 of our common shares in a public offering at a price of $25.40 per share, raising net proceeds of approximately $157,894.  We used the net proceeds from this offering to reduce amounts outstanding under our revolving credit facility and for general business purposes, including funding acquisitions.

At September 30, 2011, we had a $500,000 unsecured revolving credit facility that was available for acquisitions, working capital and general business purposes.  Interest under the revolving credit facility is based upon LIBOR plus a spread that is subject to adjustment based upon changes to our senior unsecured debt rating.  On October 18, 2011, we amended our revolving credit facility to, among other things, increase maximum borrowings under the facility to $550,000, reduce the interest rate on drawings under the facility and extend the maturity date of the facility from October 28, 2013 to October 19, 2015.  Subject to certain conditions and the payment of a fee, we have the option to further extend the stated maturity date by one year to October 19, 2016.  Our revolving credit facility agreement, including as amended on October 18, 2011, contains a number of covenants that restrict our ability to incur debts in excess of calculated amounts, restrict our ability to make distributions under certain circumstances and generally require us to maintain certain financial ratios.  We believe we were in compliance with the terms and conditions of our revolving credit facility agreement at September 30, 2011.  The weighted average annual interest rate for our revolving credit facility was 2.31% and 2.32% for the three and nine months ended September 30, 2011, respectively.  As of September 30, 2011, we had $282,500 outstanding under our revolving credit facility.

RESULTS OF OPERATIONS (dollar amounts in thousands, except per share amounts)

Three Months Ended September 30, 2011, Compared to Three Months Ended September 30, 2010

	Comparable Property Results				Consolidated Results
	For the Three Months Ended September 30,(1)				For the Three Months Ended September 30,
	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change

Rental income	$27,910	$27,641	$269	1.0%	$45,719	$30,746	$14,973	48.7%
Operating expenses:
Real estate taxes	2,865	2,878	(13)	(0.5)%	4,853	3,292	1,561	47.4%
Utility expenses	2,325	2,383	(58)	(2.4)%	4,375	2,836	1,539	54.3%
Other operating expenses	4,671	4,465	206	4.6%	7,723	5,147	2,576	50.0%
Total operating expenses	9,861	9,726	135	1.4%	16,951	11,275	5,676	50.3%

Net operating income(2)	$18,049	$17,915	$134	0.7%	28,768	19,471	9,297	47.7%

Other expenses
Depreciation and amortization					10,379	6,321	4,058	64.2%
Acquisition related costs					1,008	2,687	(1,679)	(62.5)%
General and administrative					2,746	1,833	913	49.8%
Total other expenses					14,133	10,841	3,292	30.4%
Operating income					14,635	8,630	6,005	69.6%
Interest and other income					54	12	42	350.0%
Interest expense (including net amortization of debt premiums and deferred financing fees of $418 and $635, respectively)					(3,162)	(1,973)	(1,189)	60.3%
Equity in earnings of an investee					28	35	(7)	(20.0)%
Income before income tax benefit (expense)					11,555	6,704	4,851	72.4%
Income tax benefit (expense)					8	(35)	43	122.9%
Net income					$11,563	$6,669	$4,894	73.4%

Weighted average common shares outstanding					45,322	36,369	8,953	24.6%

Net income per common share					$0.26	$0.18	$0.08	43.6%

Calculation of Funds From Operations and Normalized Funds From Operations(3)

Net income					$11,563	$6,669
Depreciation and amortization					10,379	6,321
Funds from operations					21,942	12,990
Acquisition related costs					1,008	2,687
Normalized funds from operations					$22,950	$15,677

Funds from operations per common share					$0.48	$0.36
Normalized funds from operations per common share					$0.51	$0.43

(1)             Comparable properties consists of 41 properties we owned on September 30, 2011 and that we owned continuously since July 1, 2010.

(2)             We compute Net Operating Income, or NOI, as shown above.  We define NOI as rental income from real estate less our property operating expenses.  We consider NOI to be appropriate supplemental information to net income because it helps both investors and management to understand the operations of our properties.  We use NOI internally to evaluate individual and company wide property level performance and believe NOI provides useful information to investors regarding our results of operations because it reflects only those income and expense items that are incurred at the property level and may facilitate comparisons of our operating performance between periods.  The calculation of NOI excludes depreciation and amortization, acquisition related costs and general and administrative expenses from the calculation of net income in order to provide results that are more closely related to our properties’ results of operations. This measure does not represent cash generated by operating activities in accordance with GAAP and should not be considered as an alternative to net income or cash flow from operating activities, determined in accordance with GAAP, as an indicator of our financial performance or liquidity, nor is this measure necessarily indicative of sufficient cash flow to fund all of our needs.  We believe that this data may facilitate an understanding of our consolidated historical operating results.  This measure should be considered in conjunction with net income and cash flow from operating activities as presented in our Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Cash Flows.  Other REITs and real estate companies may calculate NOI differently than we do.

(3)             We compute Funds from Operations, or FFO, and Normalized FFO as shown above.  FFO is computed on the basis defined by The National Association of Real Estate Investment Trusts, or NAREIT, which is net income, computed in accordance with GAAP, plus real estate depreciation and amortization.  Our calculation of Normalized FFO differs from NAREIT’s definition of FFO because we exclude acquisition related costs.  We consider FFO and Normalized FFO to be appropriate measures of performance for a REIT, along with net income and cash flow from operating, investing and financing activities.  We believe that FFO and Normalized FFO provide useful information to investors because by excluding the effects of certain historical amounts, such as depreciation expense, FFO and Normalized FFO can facilitate a comparison of operating performances between periods.  FFO and Normalized FFO are among the factors considered by our Board of Trustees when determining the amount of distributions to our shareholders.  Other factors include, but are not limited to, requirements to maintain our status as a REIT, limitations in our revolving credit facility, the availability of debt and equity capital to us and our expectation of our future capital requirements and operating performance.  These measures do not represent cash generated by operating activities in accordance with GAAP and should not be considered as alternatives to net income or cash flow from operating activities, determined in accordance with GAAP or as indicators of our financial performance or liquidity, nor are these measures necessarily indicative of sufficient cash flow to fund all of our needs.  We believe that this data may facilitate an understanding of our consolidated historical operating results.  These measures should be considered in conjunction with net income and cash flow from operating activities as presented in our Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Cash Flows.  Other REITs and real estate companies may calculate FFO and Normalized FFO differently than we do.

Rental income.  The increase in rental income primarily reflects the effects of our property acquisitions since July 1, 2010.  Rental income includes non-cash straight line rent adjustments totaling approximately $290 in 2011 and $49 in 2010 and amortization of acquired real estate leases and obligations totaling approximately ($169) in 2011 and ($128) in 2010.  Rental income for the comparable properties increased slightly primarily due to an increase in base rental income and operating expense reimbursement income, partially offset by a decrease in straight line rental income and income related to the amortization of acquired real estate leases and obligations at certain of our properties.

Real estate taxes.  The increase in real estate taxes primarily reflects the effects of property acquisitions since July 1, 2010.  Real estate taxes for the comparable properties were essentially unchanged between 2011 and 2010.

Utility expenses.  The increase in utility expenses primarily reflects the effects of property acquisitions since July 1, 2010.  Utility expenses for the comparable properties decreased modestly due to a decrease in utilities usage at certain of our properties as a result of conservation efforts.

Other operating expenses.  The increase in other operating expenses primarily reflects the increase in property management fees, cleaning expenses and maintenance costs as a result of property acquisitions since July 1, 2010.  Other operating expenses for the comparable properties increased due to increased repair and maintenance costs at certain of our properties.

Depreciation and amortization.  The increase in depreciation and amortization reflects the effect of our property acquisitions and improvements made to some of our properties since July 1, 2010.

Acquisition related costs.  Acquisition related costs represent costs incurred in connection with our acquisition activity during the three months ended September 30, 2011 and September 30, 2010.

General and administrative.  The increase in general and administrative expense primarily reflects the effect of our property acquisitions since July 1, 2010.

Interest and other income.  The increase in interest and other income is the result of a larger average amount of investable cash in 2011 compared to the same period in 2010.

Interest expense.  The increase in interest expense reflects a larger average outstanding balance under our revolving credit facility in 2011 compared to the same period in 2010 and interest expense related to the mortgage notes we assumed in connection with certain of our 2010 acquisitions, partially offset by a lower weighted average interest rate for borrowings under our revolving credit facility in 2011.

Equity in earnings of an investee.  Equity in earnings of an investee is the result of earnings from our investment in AIC for the three months ended September 30, 2011.

Income tax benefit (expense).  The decrease in income tax expense is a result of an adjustment to reduce accrued income taxes during the three months ended September 30, 2011, due to a decrease in our estimated 2011 state income tax liability.

Net income.  Our net income for the three months ended September 30, 2011, increased as compared to the three months ended September 30, 2010 as a result of the changes noted above.

Nine Months Ended September 30, 2011, Compared to Nine Months Ended September 30, 2010

	Comparable Property Results				Consolidated Property Results
	For the Nine Months Ended September 30,(1)				For the Nine Months Ended September 30,
	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change

Rental income	$65,750	$66,023	$(273)	(0.4)%	$126,718	$80,040	$46,678	58.3%
Operating expenses:
Real estate taxes	6,700	7,328	(628)	(8.6)%	13,947	8,624	5,323	61.7%
Utility expenses	5,135	5,140	(5)	(0.1)%	11,422	6,246	5,176	82.9%
Other operating expenses	10,880	10,606	274	2.6%	21,568	12,667	8,901	70.3%
Total operating expenses	22,715	23,074	(359)	(1.6)%	46,937	27,537	19,400	70.5%

Net operating income(2)	$43,035	$42,949	$86	0.2%	79,781	52,503	27,278	52.0%

Other expenses
Depreciation and amortization					27,862	16,602	11,260	67.8%
Acquisition related costs					2,846	4,542	(1,696)	(37.3)%
General and administrative					7,655	4,915	2,740	55.7%
Total other expenses					38,363	26,059	12,304	47.2%
Operating income					41,418	26,444	14,974	56.6%
Interest and other income					89	80	9	11.3%
Interest expense (including net amortization of debt premiums and deferred financing fees of $1,254 and $1,791, respectively)					(8,775)	(5,182)	(3,593)	69.3%
Equity in earnings (losses) of an investee					111	(17)	128	752.9%
Income before income tax expense					32,843	21,325	11,518	54.0%
Income tax expense					(94)	(71)	(23)	32.4%
Net income					$32,749	$21,254	$11,495	54.1%

Weighted average common shares outstanding					42,127	32,265	9,862	30.6%

Net income per common share					$0.78	$0.66	$0.12	18.0%

Calculation of Funds From Operations and Normalized Funds From Operations(3)

Net income					$32,749	$21,254
Depreciation and amortization					27,862	16,602
Funds from operations					60,611	37,856
Acquisition related costs					2,846	4,542
Normalized funds from operations					$63,457	$42,398

Funds from operations per common share					$1.44	$1.17
Normalized funds from operations per common share					$1.51	$1.31

(1)      Comparable properties consists of 33 properties we owned on September 30, 2011 that we owned continuously since January 1, 2010.

(2)      We compute Net Operating Income, or NOI, as shown above.  We define NOI as rental income from real estate less our property operating expenses.  We consider NOI to be appropriate supplemental information to net income because it helps both investors and management to understand the operations of our properties.  We use NOI internally to evaluate individual and company wide property level performance and believe NOI provides useful information to investors regarding our results of operations because it reflects only those income and expense items that are incurred at the property level and may facilitate comparisons of our operating performance between periods.  The calculation of NOI excludes depreciation and amortization, acquisition related costs and general and administrative expenses from the calculation of net income in order to provide results that are more closely related to our properties’ results of operations. This measure does not represent cash generated by operating activities in accordance with GAAP and should not be considered as an alternative to net income or cash flow from operating activities, determined in accordance with GAAP, as an indicator of our financial performance or liquidity, nor is this measure necessarily indicative of sufficient cash flow to fund all of our needs.  We believe that this data may facilitate an understanding of our consolidated historical operating results.  This measure should be considered in conjunction with net income and cash flow from operating activities as presented in our Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Cash Flows.  Other REITs and real estate companies may calculate NOI differently than we do.

(3)      We compute Funds from Operations, or FFO, and Normalized FFO as shown above.  FFO is computed on the basis defined by The National Association of Real Estate Investment Trusts, or NAREIT, which is net income, computed in accordance with GAAP, plus real estate depreciation and amortization.  Our calculation of Normalized FFO differs from NAREIT’s definition of FFO because we exclude acquisition related costs.  We consider FFO and Normalized FFO to be appropriate measures of performance for a REIT, along with net income and cash flow from operating, investing and financing activities.  We believe that FFO and Normalized FFO provide useful information to investors because by excluding the effects of certain historical amounts, such as depreciation expense, FFO and Normalized FFO can facilitate a comparison of operating performances between periods.  FFO and Normalized FFO are among the factors considered by our Board of Trustees when determining the amount of distributions to our shareholders.  Other factors include, but are not limited to, requirements to maintain our status as a REIT, limitations in our revolving credit facility, the availability of debt and equity capital to us and our expectation of our future capital requirements and operating performance.  These measures do not represent cash generated by operating activities in accordance with GAAP and should not be considered as alternatives to net income or cash flow from operating activities, determined in accordance with GAAP or as indicators of our financial performance or liquidity, nor are these measures necessarily indicative of sufficient cash flow to fund all of our needs.  We believe that this data may facilitate an understanding of our consolidated historical operating results.  These measures should be considered in conjunction with net income and cash flow from operating activities as presented in our Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Cash Flows.  Other REITs and real estate companies may calculate FFO and Normalized FFO differently than we do.

Rental income.  The increase in rental income primarily reflects the effects of our property acquisitions since January 1, 2010.  Rental income includes non-cash straight line rent adjustments totaling approximately $451 in 2011 and ($75) in 2010 and amortization of acquired real estate leases and obligations totaling approximately $119 in 2011 and ($80) in 2010.  Rental income for the comparable properties decreased primarily due to decreased operating expense and real estate tax reimbursement income, partially offset by an increase in base rental income at certain of our properties.

Real estate taxes.  The increase in real estate taxes primarily reflects the effects of property acquisitions since January 1, 2010.  Real estate taxes for the comparable properties decreased due to the effects of lower assessed values from successful property tax appeals at certain of our properties.

Utility expenses.  The increase in utility expenses primarily reflects the effects of property acquisitions since January 1, 2010.  Utility expenses for the comparable properties were essentially unchanged between 2011 and 2010.

Other operating expenses.  The increase in other operating expenses primarily reflects the increase in property management fees, cleaning expenses and security costs as a result of property acquisitions since January 1, 2010.  Other operating expenses for the comparable properties increased due to increased repair and maintenance at certain of our properties.

Depreciation and amortization.  The increase in depreciation and amortization reflects the effect of our property acquisitions and improvements made to some of our properties since January 1, 2010.

Acquisition related costs.  Acquisition related costs represent costs incurred in connection with our acquisition activity during the nine months ended September 30, 2011 and September 30, 2010.

General and administrative.  The increase in general and administrative expense primarily reflects the effect of our property acquisitions since January 1, 2010.

Interest and other income.  The increase in interest and other income is the result of a larger average amount of investable cash in 2011 compared to the same period in 2010.

Interest expense.  The increase in interest expense reflects a larger average outstanding balance under our revolving credit facility in 2011 compared to the same period in 2010 and interest expense related to the mortgage notes we assumed in connection with certain of our 2010 acquisitions, partially offset by a lower weighted average interest rate for borrowings under our revolving credit facility in 2011.

Equity in earnings (losses) of an investee. Equity in earnings (losses) of an investee is the result of earnings from our investment in AIC for the nine months ended September 30, 2011 compared to a loss in the same period in 2010.

Income tax expense.  The increase in income tax expense is a result of our higher operating income in 2011 which is subject to state income taxes in certain jurisdictions.

Net income.  Our net income for the nine months ended September 30, 2011 increased as compared to the nine months ended September 30, 2010 as a result of the changes noted above.

LIQUIDITY AND CAPITAL RESOURCES

Our Operating Liquidity and Resources (dollar amounts in thousands)

Our principal source of funds to meet operating expenses and pay distributions on our common shares is rental income from our properties. We believe that our operating cash flow will be sufficient to pay our operating expenses, debt service and distributions on our common shares for the next 12 months and for the foreseeable future thereafter. Our future cash flows from operating activities will depend primarily upon our ability to:

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

Our changes in cash flows in the nine months ended September 30, 2011 compared to the same period in 2010 were as follows: (i) cash provided by operating activities increased from $43,718 in 2010 to $68,356 in 2011; (ii) cash used in investing activities decreased from $344,557 in 2010 to $336,206 in 2011; and (iii) cash provided by financing activities decreased from $301,675 in 2010 to $271,137 in 2011.

The increase in cash provided by operating activities for the nine months ended September 30, 2011 as compared to the corresponding prior year period was due to increased operating cash flow from our properties acquired after January 1, 2010 and changes in our working capital.  The decrease in cash used in investing activities for the nine months ended September 30, 2011 as compared to the corresponding prior year period was due primarily to our acquisition of 20 properties during the 2010 period as compared to our acquisition of 12 properties during the 2011 period, partially offset by higher aggregate purchase prices for our 2011 property acquisitions.  The decrease in cash provided by financing activities for the nine months ended September 30, 2011 as compared to the corresponding prior year period was due primarily to decreased net proceeds we received from the public offering of our common shares during the nine months ended September 30, 2011 as compared to our corresponding prior year period, partially offset by our increased borrowings under our revolving credit facility to fund acquisitions and an increase in distributions paid to common shareholders for the nine months ended September 30, 2011.

Our Investment and Financing Liquidity and Resources (dollar amounts in thousands)

In order to fund acquisitions and to accommodate cash needs that may result from timing differences between our receipt of rents and our need or desire to make distributions or pay operating or capital expenses, we maintain an unsecured revolving credit facility from a syndicate of financial institutions.  On October 18, 2011, we amended our revolving credit facility to, among other things, increase maximum borrowings under the facility from $500,000 to $550,000, reduce the interest rate on drawings under the facility and extend the maturity date of the facility from October 28, 2013 to October 19, 2015.  Subject to certain conditions and the payment of a fee, we have the option to further extend the stated maturity date of the facility by one year to October 19, 2016.  At September 30, 2011 we had $217,500

available for borrowing under our revolving credit facility.  We currently expect to use cash balances, borrowings under our revolving credit facility and net proceeds from possible offerings of equity or debt securities to fund our future operations, distributions to our shareholders and any future property acquisitions.

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

Our ability to obtain, and the costs of, our future financings will depend primarily on market conditions and our creditworthiness. We have no control over market conditions. Potential investors and lenders likely will evaluate our ability to pay distributions to shareholders, fund required debt service and repay debts when they become due by reviewing our business practices and plans to balance our use of debt and equity capital so that our financial profile and leverage ratios afford us flexibility to withstand any reasonably anticipated adverse changes. We intend to conduct our business activities in a manner which will afford us reasonable access to capital for investment and financing activities, subject to market conditions, but there can be no assurance that we will be able to successfully carry out this intention.

During the three and nine months ended September 30, 2011 and 2010, we made cash expenditures at our properties for tenant improvements, leasing costs, building improvements and development and redevelopment activities as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Tenant improvements	$349	$648	$884	$944
Leasing costs	$214	$62	$424	$109
Building improvements(1)	$853	$369	$1,419	$602
Development, redevelopment and other activities(2)	$463	$251	$689	$476

(1)   Building improvements generally include expenditures to replace obsolete building components and expenditures that extend the useful life of existing assets.

(2)   Development, redevelopment and other activities generally include non-recurring expenditures that we believe increase the value of our existing properties.

Leases totaling 74,964 and 120,820 rentable square feet, respectively, expired during the three and nine months ended September 30, 2011.  During the three and nine months ended September 30, 2011 we entered into leases totaling 85,444 and 130,882 rentable square feet, respectively, which includes renewals of 77,791 and 102,992 rentable square feet, respectively.  The weighted average rental rates for leases of 74,431 and 95,760, respectively, entered into with government tenants during the three and nine months ended September 30, 2011 increased by 11.7% and 12.0%, respectively, when compared to the weighted average rental rates previously charged for the same space.   The weighted average rental rates for leases of 11,013 and 35,122 square feet, respectively, entered into with non-government tenants during the three and nine months ended September 30, 2011 decreased by 7.9% and 17.4%, respectively, when compared to the weighted average rental rates previously charged for the same space.

In connection with leasing space during the three months ended September 30, 2011, we have committed to fund future expenditures as follows (dollars in thousands, except per square foot amounts):

	New	Lease
	Leases	Renewals	Total

Square feet leased during the period	7,653	77,791	85,444
Total commitments for tenant improvements and leasing costs	$147	$2,725	$2,872
Leasing costs per square foot	$19.18	$35.03	$33.61
Average lease term (years)	7.5	9.7	9.6
Leasing costs per square foot per year	$2.55	$3.61	$3.51

We have unspent tenancy related obligations of approximately $12,690 at September 30, 2011.

In October 2011, we entered into a purchase agreement to acquire an office property for an aggregate purchase price of $32,000, excluding acquisition costs.  This pending acquisition is subject to our satisfactory completion of diligence and other customary closing conditions; accordingly, we can provide no assurance that we will acquire this property.

On April 5, 2011, we declared a distribution payable to common shareholders of record on April 26, 2011, in the amount of $0.42 per share, or $17,010.  We paid this distribution on May 24, 2011 using existing cash balances and borrowings under our revolving credit facility.

On July 1, 2011, we declared a distribution payable to common shareholders of record on July 10, 2011, in the amount of $0.42 per share, or $17,015.  We paid this distribution on August 24, 2011 using existing cash balances and borrowings under our revolving credit facility.

On July 25, 2011, we issued 6,500,000 of our common shares in a public offering at a price of $25.40 per share, raising net proceeds of approximately $157,900.  We used the net proceeds from this offering to reduce amounts outstanding under our revolving credit facility and for general business purposes, including funding acquisitions.

On October 6, 2011, we declared a distribution payable to common shareholders of record on October 22, 2011, in the amount of $0.42 per share, or $19,762.  We expect to pay this distribution on or about November 22, 2011 using existing cash balances and borrowings under our revolving credit facility.

Off Balance Sheet Arrangements

As of September 30, 2011, we had no off balance sheet arrangements that have had or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Debt Covenants

Our principal debt obligations at September 30, 2011 were borrowings under our revolving credit facility and three mortgage notes we assumed in connection with three of our 2010 property acquisitions.  Our mortgage loans are non-recourse and do not contain any material financial covenants.  Our revolving credit facility agreement, including as amended on October 18, 2011, contains a number of covenants which restrict our ability to incur debts in excess of calculated amounts, restrict our ability to make distributions under certain circumstances and generally require us to maintain certain financial ratios.  Our revolving credit facility agreement provides for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, upon a change of control of us, as defined in our revolving credit facility agreement, or a change in our management by RMR.  We believe we were in compliance with all of our covenants under our revolving credit facility agreement at September 30, 2011.

Related Person Transactions (dollar amounts in thousands)

CWH is our former parent company.  CWH is our largest shareholder and, as of the date of this Quarterly Report on Form 10-Q, owned 9,950,000 of our common shares, or approximately 21.1% of our outstanding common shares.  RMR provides management services to both us and CWH. One of our Managing Trustees, Barry Portnoy, is Chairman and majority owner of RMR and serves as managing trustee of CWH.  Our other Managing Trustee, Adam Portnoy, is Barry Portnoy’s son, and is an owner, President, Chief Executive Officer and a director of RMR and serves as a managing trustee and President of CWH.  Our executive officers and CWH’s executive officers are officers of RMR.  Our Independent Trustees also serve as independent directors or independent trustees of other public companies to which RMR provides management services.  Barry Portnoy serves as a managing director or managing trustee of those companies and Adam Portnoy serves as a managing trustee of a majority of those companies.

We have no employees.  Instead, services that might be provided to us by employees are provided to us by RMR.  RMR provides both business and property management services to us under a business management agreement and a property management agreement. On October 31, 2011, we and RMR amended our business management agreement to provide that, for purposes of determining the fees we pay to RMR under that agreement, which are based on a percentage of the value of our properties as determined under the agreement, the value of properties we may acquire from certain other companies to which RMR provides management services will be based upon the seller’s historical cost for those properties rather than our acquisition costs and to provide other companies to which RMR provides management services a right of first offer on properties of ours that we determine to sell if such properties are primarily of a type that are within the investment focus of such other companies.  This amendment is further described in Part II, Item 5 of this Quarterly Report on Form 10-Q.

We and the other six current shareholders of AIC currently each own approximately 14.29% of AIC’s outstanding equity.  The other shareholders of AIC are RMR and five other companies, including CWH, to which RMR provides management services.  All of our Trustees, all of the trustees and directors of the other publicly held AIC shareholders and nearly all of the directors of RMR currently serve on the board of directors of AIC.  RMR provides management and administrative services to AIC.  In 2010, AIC designed a combination property insurance program for us and other AIC shareholders in which AIC participated as a reinsurer. That program was modified and extended in June 2011 for a one year term.  We are currently investigating the possibilities to expand our insurance relationships with AIC to include other types of insurance. By participating in this insurance business with RMR and the other companies to which RMR provides management services, we expect that we may benefit financially by possibly reducing our insurance expenses or by realizing our pro-rata share of any profits of this insurance business.

For more information about these and other relationships among us, our Trustees, our executive officers, CWH, RMR, AIC, other companies to which RMR provides management services, and others affiliated with or related to them and about the risks which may arise as a result of those and other related person transactions and relationships, please see Note 8 to the Notes to our Condensed Consolidated  Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.  In addition, for more information about these transactions and relationships, please also see elsewhere in this Quarterly Report on Form 10-Q, including “Warning Concerning Forward Looking Statements”, and in our Annual Report, in our Proxy Statement and in our other filings with the SEC, including the sections captioned “Business”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Related Person Transactions” and “Warning Concerning Forward Looking Statements”, in our Annual Report, and the information regarding our Trustees and executive officers and the section captioned “Related Person Transactions and Company Review of Such Transactions” in our Proxy Statement.  In addition, please see the “Risk Factors” section of our Annual Report for a description of risks which may arise from these transactions and relationships.  Our filings with the SEC, including our Annual Report and our Proxy Statement, are available at the SEC’s website at www.sec.gov.  In addition, copies of certain of our agreements with these parties are also publicly available as exhibits to our public filings with the SEC and accessible at the SEC’s website, including our business management agreement and property management agreement with RMR.

We believe that our agreements with CWH, RMR and AIC are on commercially reasonable terms.  We also believe that our relationships with CWH, RMR, AIC and their affiliated and related persons and entities benefit us and provide us with advantages in operating and growing our business.

Item 3. Quantitative and Qualitative Disclosures about Market Risk (dollar amounts in thousands)

We are exposed to risks associated with market changes in interest rates.  We manage our exposure to this market risk by monitoring available financing alternatives.  Our strategy to manage exposure to changes in interest rates has not materially changed since December 31, 2010.  Other than as described below, we do not foresee any significant changes in our exposure to fluctuations in interest rates or in how we manage this exposure in the future.

At September 30, 2011, our outstanding fixed rate debt included the following:

		Annual	Annual		Interest
	Principal	Interest	Interest		Payments
Debt	Balance	Rate(1)	Expense	Maturity	Due
Mortgage	$24,781	6.21%	$1,560	2016	Monthly
Mortgage	9,599	7.00%	672	2019	Monthly
Mortgage	9,375	8.15%	764	2021	Monthly
	$43,755		$2,996

(1)  The principal balances and interest rates are the amounts stated in the applicable contracts.  In accordance with GAAP, our carrying values and recorded interest expense may differ from these amounts because of market conditions at the time we assumed these debts.  See Notes 5 and 6 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Because these debts bear interest at a fixed rate, changes in market interest rates during the term of these debts will not affect our operating results.  If these debts are refinanced at interest rates which are 10% higher or lower than shown above, our per annum interest cost would increase or decrease, respectively, by approximately $300.

Changes in market interest rates also affect the fair value of our fixed rate debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt.  Based on the balances outstanding at September 30, 2011 and discounted cash flow analysis through the maturity date of our fixed rate debt obligations, a hypothetical immediate 10% change in interest rates would change the fair value of those obligations by approximately $1,197.

As of September 30, 2011, we had $282,500 of borrowings and $217,500 available under our $500,000 unsecured revolving credit facility.  Our revolving credit facility was amended on October 18, 2011 to, among other things, increase maximum borrowings under the facility from $500,000 to $550,000.  Our revolving credit facility, as amended, matures on October 19, 2015, and subject to meeting certain conditions and the payment of a fee, we have the option to extend the stated maturity of the facility for one year to October 19, 2016.  We are able to make repayments and drawings under our revolving credit facility at any time without penalty.  Borrowings under our revolving credit facility are in U.S. dollars and accrue interest at LIBOR plus a spread which varies depending on our credit ratings.  Accordingly, we are exposed to risks resulting from changes in U.S. dollar based short term rates, specifically LIBOR.  In addition, upon renewal or refinancing of our revolving credit facility, we are vulnerable to increases in credit spreads due to market conditions.  A change in interest rates generally would not affect the value of our floating rate debt but would affect our operating results.  For example, the interest rate payable on our revolving credit facility at September 30, 2011 was 2.34%.  The following table presents the impact a 10% change in interest rates would have on our annual floating rate interest expense at September 30, 2011:

	Impact of Changes in Interest Rates
	Interest Rate	Outstanding Debt	Total Interest Expense Per Year

At September 30, 2011	2.340%	$282,500	$6,702
10% increase	2.574%	282,500	7,373
10% reduction	2.106%	282,500	6,032

The foregoing table shows the impact of an immediate change in floating interest rates.  If interest rates were to change gradually over time, the impact would be spread over time.  Our exposure to fluctuations in floating interest rates will increase or decrease in the future with increases or decreases in the outstanding amount under our revolving credit facility or other floating rate debt.

The following table presents the impact a 10% change in interest rates would have on our annual floating rate interest expense at September 30, 2011 if we had borrowed the $500,000 available to us under our revolving credit facility:

	Impact of Changes in Interest Rates
	Interest Rate	Outstanding Debt	Total Interest Expense Per Year

At September 30, 2011	2.340%	$500,000	$11,863
10% increase	2.574%	500,000	13,049
10% reduction	2.106%	500,000	10,676

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

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

WARNING CONCERNING FORWARD LOOKING STATEMENTS

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS STATEMENTS WHICH CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER SECURITIES LAWS.  ALSO, WHENEVER WE USE WORDS SUCH AS “BELIEVE”, “EXPECT”, “ANTICIPATE”, “INTEND”, “PLAN”, “ESTIMATE” OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS.  THESE FORWARD LOOKING STATEMENTS AND THEIR IMPLICATIONS ARE BASED UPON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, BUT FORWARD LOOKING STATEMENTS AND THEIR IMPLICATIONS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR.  FORWARD LOOKING STATEMENTS IN THIS REPORT RELATE TO VARIOUS ASPECTS OF OUR BUSINESS, INCLUDING:

•                  OUR ABILITY TO PAY DISTRIBUTIONS IN THE FUTURE AND THE EXPECTED AMOUNTS THEREOF,

•                  OUR  ACQUISITIONS OF PROPERTIES,

•                  THE CREDIT QUALITY OF OUR TENANTS,

•                  THE LIKELIHOOD THAT OUR TENANTS WILL PAY RENT, RENEW LEASES, ENTER INTO NEW LEASES, FAIL TO EXERCISE EARLY TERMINATION OPTIONS PURSUANT TO THEIR LEASES OR BE AFFECTED BY CYCLICAL ECONOMIC CONDITIONS,

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

•                  OUR EXPECTATIONS THAT THERE WILL BE AN INCREASE IN DEMAND FOR LEASED SPACE BY THE U.S. GOVERNMENT AND STATE AND LOCAL GOVERNMENTS,

•                  OUR EXPECTATION THAT WE WILL BENEFIT FINANCIALLY BY PARTICIPATING IN AIC WITH RMR, AND COMPANIES TO WHICH RMR PROVIDES MANAGEMENT SERVICES, AND,

•                  OTHER MATTERS.

OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY OUR FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS.  FACTORS THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FORWARD LOOKING STATEMENTS AND UPON OUR BUSINESS, RESULTS OF OPERATIONS, FINANCIAL CONDITION, FUNDS FROM OPERATIONS, NORMALIZED FUNDS FROM OPERATIONS, CASH FLOWS, LIQUIDITY AND PROSPECTS INCLUDE, BUT ARE NOT LIMITED TO:

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

FOR EXAMPLE:

•                  CONTINGENCIES IN OUR ACQUISITION AGREEMENTS MAY CAUSE THESE ACQUISITIONS NOT TO OCCUR ON THE TERMS DESCRIBED, NOT TO OCCUR OR TO BE DELAYED,

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

•                  THIS QUARTERLY REPORT ON FORM 10-Q STATES THAT OUR COMPENSATION COMMITTEE, WHICH IS COMPOSED OF OUR INDEPENDENT TRUSTEES, APPROVED THE RECENT AMENDMENT TO OUR BUSINESS MANAGEMENT AGREEMENT THAT WE ENTERED INTO WITH RMR.  THE IMPLICATION OF THIS STATEMENT MAY BE THAT THESE TERMS ARE AS FAVORABLE TO US AS TERMS WE COULD OBTAIN FOR SIMILAR ARRANGEMENTS FROM UNRELATED THIRD PARTIES.  HOWEVER, DESPITE THESE PROCEDURAL SAFEGUARDS, WE COULD STILL BE SUBJECTED TO CLAIMS CHALLENGING THESE TRANSACTIONS OR OUR ENTRY INTO THESE TRANSACTIONS BECAUSE OF THE MULTIPLE RELATIONSHIPS AMONG US AND RMR AND THEIR RELATED PERSONS AND ENTITIES, AND DEFENDING SUCH CLAIMS COULD BE EXPENSIVE AND DISTRACTING TO MANAGEMENT, AND

•                  THIS QUARTERLY REPORT ON FORM 10-Q STATES THAT WE BELIEVE THAT OUR CONTINUING RELATIONSHIPS WITH CWH, RMR, AIC AND THEIR AFFILIATED AND RELATED PERSONS AND ENTITIES MAY BENEFIT US AND PROVIDE US WITH ADVANTAGES IN OPERATING AND GROWING OUR BUSINESS.  IN FACT, THE ADVANTAGES WE BELIEVE WE MAY REALIZE FROM THESE RELATIONSHIPS MAY NOT MATERIALIZE.

THESE RESULTS COULD OCCUR DUE TO MANY DIFFERENT CIRCUMSTANCES, SOME OF WHICH ARE BEYOND OUR CONTROL, SUCH AS NATURAL DISASTERS OR CHANGES IN OUR TENANTS FINANCIAL CONDITIONS OR THE MARKET DEMAND FOR LEASED SPACE, CHANGES IN CAPITAL MARKETS OR THE ECONOMY GENERALLY.

THE INFORMATION CONTAINED ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-Q OR IN OUR FILINGS WITH THE SEC, INCLUDING UNDER THE CAPTION “RISK FACTORS” IN OUR ANNUAL REPORT AND HEREIN, OR INCORPORATED HEREIN OR THEREIN IDENTIFIES OTHER IMPORTANT FACTORS THAT COULD CAUSE DIFFERENCES FROM OUR FORWARD LOOKING STATEMENTS.  OUR FILINGS WITH THE SEC ARE AVAILABLE ON THE SEC WEBSITE AT WWW.SEC.GOV.

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

Part II.   Other Information

Item 1A.  Risk Factors

Our business faces many risks, a number of which are described under “Risk Factors” in Part I of our Annual Report and below. The risks so described may not be the only risks we face. Additional risks of which we are not yet aware, or that we currently believe are immaterial, may also impair our business operations or financial results. If any of the events or circumstances described in the risk factors contained in our Annual Report or described below occurs, our business, financial condition or results of operations could suffer and the trading price of our equity securities could decline. Investors and prospective investors should consider the risks described in our Annual Report and below and the information contained in this Quarterly Report on Form 10-Q under the heading “Warning Concerning Forward Looking Statements” before deciding whether to invest in our securities.

We rely on information technology in our operations, and any material failure, inadequacy, interruption or security failure of that technology could harm our business.

We rely on information technology networks and systems, including the Internet, to process, transmit and store electronic information, and to manage or support a variety of business processes, including financial transactions and records, personal identifying information, tenant and lease data.  We purchase some of our information technology from vendors, on whom our systems depend.  We rely on commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential tenant and other customer information, such as individually identifiable information, including information relating to financial accounts.  Although we have taken steps to protect the security of our information systems and the data maintained in those systems, it is possible that our safety and security measures will not be able to prevent the systems’ improper functioning or damage, or the improper access or disclosure of personally identifiable information such as in the event of cyber attacks.  Security breaches, including physical or electronic break-ins, computer viruses, attacks by hackers and similar breaches, can create system disruptions, shutdowns or unauthorized disclosure of confidential information.  Any failure to maintain proper function, security and availability of our information systems could interrupt our operations, damage our reputation, subject us to liability claims or regulatory penalties and could have a material adverse effect on our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity and Use of Proceeds.

On September 16, 2011, pursuant to our equity compensation plan, we granted an aggregate of 40,850 of our common shares, valued at $22.56 per share, the closing price of our common shares on the NYSE on that day, to our officers and certain employees of RMR.  We made these grants pursuant to an exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

Item 5. Other Information.

On October 31, 2011, we and RMR amended our business management agreement under which RMR provides business management services to us.  The amendment was approved by our compensation committee, which is composed solely of our Independent Trustees.

The business management agreement provides, among other things, that RMR is entitled to a management fee at an annual rate equal to a percentage of our average invested capital, determined as specified in the business management agreement.  The business management agreement provides for compensation to RMR at an annual rate equal to the sum of (a) 0.5% of the historical cost to CWH of any properties transferred to us by CWH and (b) 0.7% of our cost of any other properties we acquire up to and including $250.0 million, plus 0.5% of our cost of any additional properties in excess of $250.0 million.  In addition, RMR receives an incentive fee based upon increases in our FFO Per Share, as defined in the business management agreement, commencing with our fiscal year ending December 31, 2010. The incentive fee is paid in our common shares.

As amended, in determining the fees payable by us to RMR under the business management agreement, the average invested capital of any assets we have acquired or may in the future acquire from another real estate investment trust to which RMR provides business management or property management services, or an RMR Managed REIT, will be equal to the applicable selling RMR Managed REIT’s historical costs for those properties, determined in the manner specified in the business management agreement, rather than our acquisition costs for those properties.

In the business management agreement we acknowledge that RMR will not be required to present us with opportunities to invest in properties that are primarily of a type that are within the investment focus of another RMR Managed REIT.  The amendment added a provision that, with certain exceptions, if we determine to offer for sale or long term ground lease any real property that, at such time, is of a type within the investment focus of another RMR Managed REIT, we will first offer that property for purchase or lease to that RMR Managed REIT and negotiate in good faith for such purchase or lease.  If we and the other RMR Managed REIT do not reach an agreement within 15 days, we will be free to pursue the proposed transaction with others upon the same or substantially similar terms offered and for a price that is not less than 90% of the offered price.

The above description of the amendment to the business management agreement is qualified in its entirety by reference to the amended and restated business management agreement, a copy of which is filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Additional information about the relationships among us, our Trustees, our executive officers, RMR and certain other RMR Managed REITs and others affiliated with or related to them and about the risks which may arise as a result of those and other related person transactions and relationships, please see Part I of this Quarterly Report on Form 10-Q, including Note 8 to the Notes to our Condensed Consolidated Financial Statements included in Item 1, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Related Person Transactions” in Item 2 and “Warning Concerning Forward Looking Statements”, which are incorporated herein by reference, as well as our other filings with the SEC that are referred to in those items.

Item 6. Exhibits.

10.1

First Amendment to Credit Agreement, dated as of October 18, 2011, by and among Government Properties Income Trust, Wells Fargo Bank, National Associates, as Administrative Agent, Bank of America, N.A., as Syndication Agent, and the other parties thereto. (Incorporated by reference to the Company’s Current Report on Form 8-K dated October 19, 2011.)

10.2	Amended and Restated Business Management Agreement, dated as of October 31, 2011, between Government Properties Income Trust and Reit Management & Research LLC. (Filed herewith.)

31.1	Rule 13a-14(a) Certification. (Filed herewith.)

31.2	Rule 13a-14(a) Certification. (Filed herewith.)

31.3	Rule 13a-14(a) Certification. (Filed herewith.)

31.4	Rule 13a-14(a) Certification. (Filed herewith.)

32.1	Section 1350 Certification. (Furnished herewith.)

101.1

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheet, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements, tagged as blocks of text. (Furnished herewith.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOVERNMENT PROPERTIES INCOME TRUST

By:	/s/ David M. Blackman
David M. Blackman President and Chief Operating Officer Dated: November 1, 2011

By:	/s/ Mark L. Kleifges
Mark L. Kleifges Treasurer and Chief Financial Officer (principal financial and accounting officer) Dated: November 1, 2011