Form 10-K
period 2011-12-31
Government Properties Income Trust
filed 2012-02-23
CIK 1456772

Use these links to rapidly review the document
Table of Contents
PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the voting common shares of the registrant held by non-affiliates was $824,575,014 based on the $27.02 closing price per common share for such stock on the New York Stock Exchange on June 30, 2011. For purposes of this calculation, there were an aggregate 43,590 common shares, held directly or by affiliates of the trustees and the officers of the registrant, and 9,950,000 common shares held by CommonWealth REIT, included in the number of common shares held by affiliates.

         Number of the registrant's common shares outstanding as of February 22, 2012: 47,051,650.

         References in this Annual Report on Form 10-K to the "Company", "GOV", "we", "us" or "our" include consolidated subsidiaries, unless the context indicates otherwise.

DOCUMENTS INCORPORATED BY REFERENCE

         Certain Information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated by reference to our to be filed definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 16, 2012, or our definitive Proxy Statement.

 WARNING CONCERNING FORWARD LOOKING STATEMENTS

        THIS ANNUAL REPORT ON FORM 10-K CONTAINS STATEMENTS WHICH CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER FEDERAL SECURITIES LAWS. ALSO, WHENEVER WE USE WORDS SUCH AS "BELIEVE", "EXPECT", "ANTICIPATE", "INTEND", "PLAN", "ESTIMATE" OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS. THESE FORWARD LOOKING STATEMENTS ARE BASED UPON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, BUT FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR. FORWARD LOOKING STATEMENTS IN THIS REPORT RELATE TO VARIOUS ASPECTS OF OUR BUSINESS, INCLUDING:

  •
  OUR ABILITY TO PAY DISTRIBUTIONS AND THE AMOUNTS OF SUCH DISTRIBUTIONS,

  •
  OUR ACQUISITIONS OF PROPERTIES,

  •
  THE CREDIT QUALITY OF OUR TENANTS,

  •
  THE LIKELIHOOD THAT OUR TENANTS WILL PAY RENT, RENEW LEASES, ENTER INTO NEW LEASES, NOT EXERCISE EARLY TERMINATION OPTIONS PURSUANT TO THEIR LEASES OR BE AFFECTED BY CYCLICAL ECONOMIC CONDITIONS,

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

i

FUNDS FROM OPERATIONS, NET OPERATING INCOME, CASH FLOWS, LIQUIDITY AND PROSPECTS INCLUDE, BUT ARE NOT LIMITED TO:

  •
  THE IMPACT OF CHANGES IN THE ECONOMY AND THE CAPITAL MARKETS,

  •
  COMPETITION WITHIN THE REAL ESTATE INDUSTRY,

  •
  ACTUAL AND POTENTIAL CONFLICTS OF INTEREST WITH OUR MANAGING TRUSTEES, COMMONWEALTH REIT AND RMR AND THEIR RELATED PERSONS AND ENTITIES,

  •
  THE IMPACT OF CHANGES IN THE REAL ESTATE NEEDS AND FINANCIAL CONDITIONS OF THE U.S. GOVERNMENT AND STATE AND LOCAL GOVERNMENTS,

  •
  COMPLIANCE WITH, AND CHANGES TO, FEDERAL, STATE AND LOCAL LAWS AND REGULATIONS, ACCOUNTING RULES, TAX LAWS AND SIMILAR MATTERS,

  •
  LIMITATIONS IMPOSED ON OUR BUSINESS AND OUR ABILITY TO SATISFY COMPLEX RULES IN ORDER FOR US TO QUALIFY AS A REIT FOR U.S. FEDERAL INCOME TAX PURPOSES, AND

  •
  ACTS OF TERRORISM, OUTBREAKS OF SO CALLED PANDEMICS OR OTHER MANMADE OR NATURAL DISASTERS BEYOND OUR CONTROL.

FOR EXAMPLE:

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

  •
  WE MAY BE UNABLE TO REPAY OUR DEBT OBLIGATIONS WHEN THEY BECOME DUE,

  •
  CONTINUED AVAILABILITY OF BORROWINGS UNDER OUR REVOLVING CREDIT FACILITY IS SUBJECT TO OUR SATISFYING CERTAIN FINANCIAL COVENANTS AND MEETING OTHER CUSTOMARY CONDITIONS,

  •
  INCREASING THE MAXIMUM BORROWINGS UNDER OUR CREDIT FACILITY AND OUR TERM LOAN IS SUBJECT TO OBTAINING ADDITIONAL COMMITMENTS FROM LENDERS, WHICH MAY NOT OCCUR, AND

  •
  OUR ABILITY TO GROW OUR BUSINESS AND INCREASE OUR DISTRIBUTIONS DEPENDS IN LARGE PART UPON OUR ABILITY TO BUY PROPERTIES AND LEASE THEM FOR RENTS, LESS PROPERTY OPERATING EXPENSES, WHICH EXCEED OUR CAPITAL COSTS. WE MAY BE UNABLE TO IDENTIFY PROPERTIES THAT WE WANT

ii

    TO ACQUIRE OR TO NEGOTIATE ACCEPTABLE PURCHASE PRICES, ACQUISITION FINANCING OR LEASE TERMS FOR NEW PROPERTIES.

        THESE RESULTS COULD OCCUR DUE TO MANY DIFFERENT CIRCUMSTANCES, SOME OF WHICH ARE BEYOND OUR CONTROL, SUCH AS GOVERNMENT TENANTS' NEEDS FOR LEASED SPACE, NATURAL DISASTERS OR CHANGES IN CAPITAL MARKETS OR THE ECONOMY GENERALLY.

        THE INFORMATION CONTAINED ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K, INCLUDING UNDER THE CAPTION "RISK FACTORS", OR INCORPORATED HEREIN, IDENTIFIES OTHER IMPORTANT FACTORS THAT COULD CAUSE DIFFERENCES FROM OUR FORWARD LOOKING STATEMENTS. OUR FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION ARE AVAILABLE ON ITS WEBSITE AT WWW.SEC.GOV.

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

iii

GOVERNMENT PROPERTIES INCOME TRUST
2011 FORM 10-K ANNUAL REPORT

 PART I

Item 1.    Business

        The Company.    We were organized as a real estate investment trust, or REIT, under Maryland law in February 2009 as a wholly owned subsidiary of CommonWealth REIT, or CWH. CWH is a REIT listed on the New York Stock Exchange, or the NYSE, which owns office and industrial properties. We were organized to concentrate the ownership of certain CWH properties that are majority leased to government tenants and to expand such investments. In April 2009, we acquired 100% ownership of the properties that we owned at the time of our initial public offering, or IPO, by means of a contribution from CWH to one of our subsidiaries. We subsequently issued an aggregate of 25,475,000 of our common shares of beneficial interest, $.01 par value per share, or common shares, in three public offerings. CWH currently owns 21.1% of our outstanding common shares.

        As of December 31, 2011, we owned 71 properties for a total investment of approximately $1.5 billion at cost, and a depreciated book value of $1.2 billion. These 71 properties have approximately 9.0 million rentable square feet.

        Our principal executive offices are located at Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts 02458-1634, and our telephone number is (617) 219-1440.

        Our Business Plan.    Our business plan is to maintain our properties, seek to renew our leases or enter into new leases as they expire, selectively acquire additional properties that are majority leased to government tenants and pay distributions to our shareholders. As our current leases expire, we will attempt to renew our leases with existing tenants or to enter into leases with new tenants; in both circumstances at rents which we would seek to be equal to or higher than the rents we now receive. Our ability to renew leases with our existing tenants or to enter into new leases with new tenants and the rents we are able to charge will depend in large part upon market conditions which are generally beyond our control. Nonetheless, our historical experience is that government tenants frequently renew leases to avoid the costs and disruptions that may result from relocating government operations.

        Our Growth Strategy.    Our growth strategy with regard to our current properties is to attempt to increase the rents we receive from these properties. To achieve rent increases we may invest in our properties to make improvements requested by existing tenants or to induce lease renewals or new tenant leases when our current leases expire. However, as noted above, our ability to maintain or increase the rents we receive from our current properties will depend in large part upon market conditions which are beyond our control.

        In addition to the growth strategy applicable to our current properties, we expect to acquire additional properties, generally within the United States, that are majority leased to government tenants. We believe that the U.S. Government and state and local governments lease significant amounts of office space. Additionally, we believe that budgetary pressures may cause an increased demand for leased space by government tenants, as opposed to new buildings built on behalf of government tenants. However, these same budgetary pressures could also result in a decrease in government sector employment and consolidation into government owned properties thereby reducing the demand for leased space. If the U.S. Government and state and local governments increase the amount of space that they lease, we believe that there will be increased opportunities for us to acquire additional properties that are majority leased to government tenants. We expect to acquire additional properties primarily for purposes of income.

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

  •
  the historic and expected operating expenses, including real estate taxes, incurred and expected to be incurred at the property;

  •
  the growth, tax and regulatory environments of the market in which the property is located;

  •
  the quality, experience and credit worthiness of the property's tenants;

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

        Financing Policies.    To qualify for taxation as a REIT under the Internal Revenue Code of 1986, as amended, or the IRC, we must distribute at least 90% of our annual REIT taxable income (excluding capital gains) and satisfy a number of organizational and operational requirements. Accordingly, we generally will not be able to retain sufficient cash from operations to repay debts, invest in properties or fund acquisitions. Instead, we expect to repay our debts, invest in our properties and fund acquisitions by borrowing and issuing equity securities. After our IPO, our growth was initially financed by borrowings under a $250 million secured revolving credit facility. We replaced our secured revolving credit facility in October 2010 with a $500 million unsecured revolving credit facility, or our revolving credit facility. We amended our revolving credit facility in October 2011 to, among other things, increase maximum borrowings under the facility to $550 million, reduce the interest rate on drawings under the facility and extend the maturity date. As we have utilized our revolving credit facility, we have refinanced or reduced amounts outstanding under this facility with term debt or equity issuances and we expect to continue this practice in the future. We will decide when and whether to issue new debt or equity depending upon market conditions. Because our ability to raise capital may depend, in large part, upon market conditions, we can provide you no assurance that we will be able to raise sufficient capital to repay our debt or to fund our growth strategy.

        We have not in the past, but we may in the future, invest in the securities of other issuers for the purpose of exercising control, issue senior securities, make loans to other persons, engage in the sale of investments, offer securities in exchange for property or repurchase or reacquire our securities.

        Although there are no limitations in our organizational documents on the amount of indebtedness we may incur, the borrowing limitations established by the covenants in our term loan and revolving credit facility prohibit us from maintaining a debt to total asset value, as defined, of greater than 60%. We currently intend to pursue our growth strategies while limiting our debt to no more than 50% of the undepreciated book value of our properties. We may from time to time reevaluate and modify our financing policies in light of then current market conditions, relative availability and costs of debt and equity capital, market values of properties, growth and acquisition opportunities and other factors, and we may increase or decrease our ratio of debt to total capitalization accordingly. Our Board of Trustees may change our financing policies at any time without a vote of our shareholders.

        Manager.    Our day to day operations are conducted by Reit Management & Research LLC, or RMR. RMR originates and presents investment and divestment opportunities to our Board of Trustees and provides management and administrative services to us. RMR is a Delaware limited liability company beneficially owned by Barry M. Portnoy and Adam D. Portnoy, our Managing Trustees. RMR has a principal place of business at Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts 02458-1634, and its telephone number is (617) 796-8390. RMR also acts as the manager to CWH, Hospitality Properties Trust, or HPT, and Senior Housing Properties Trust, or SNH, and provides management services to other private and public companies, including Five Star Quality Care, Inc., or FVE, TravelCenters of America LLC, or TA, and Sonesta International Hotels Corporation, or Sonesta. Barry M. Portnoy is the Chairman of RMR, and its other directors are Adam D. Portnoy, Gerard M. Martin and David J. Hegarty. As of the date of this Annual Report on Form 10-K, the executive officers of RMR are: Adam D. Portnoy, President and Chief Executive Officer; Jennifer B. Clark, Executive Vice President and General Counsel; David J. Hegarty, Executive Vice President and Secretary; Mark L. Kleifges, Executive Vice President; Bruce J. Mackey Jr., Executive Vice President; John A. Mannix, Executive Vice President; John G. Murray, Executive Vice President; Thomas M. O'Brien, Executive Vice President; John C. Popeo, Executive Vice President, Treasurer and Chief Financial Officer; David M. Blackman, Senior Vice President; Ethan S. Bornstein, Senior Vice President; Richard A. Doyle, Senior Vice President; Paul V. Hoagland, Senior Vice President; Vern D. Larkin, Senior Vice President; David M. Lepore, Senior Vice President; Andrew J. Rebholz, Senior Vice President; and Mark Young, Senior Vice President. David M. Blackman and Mark L. Kleifges are also our executive officers. Mr. Adam Portnoy was also our President from our formation in 2009 until January 2011 when David Blackman became our President. Mr. Kleifges and other executive officers of RMR also serve as officers of other companies to which RMR provides management services.

        Employees.    We have no employees. Services which would otherwise be provided by employees are provided by RMR and by our Managing Trustees and officers. As of February 22, 2012, RMR had approximately 740 full time employees in its headquarters and regional offices located throughout the United States.

        Competition.    Investing in and operating office buildings and maintaining relationships with government tenants and attracting new government tenants is a highly competitive business. We compete against other REITs, numerous financial institutions, individuals and public and private companies who are actively engaged in this business. Also, we compete for investments based on a number of factors including purchase prices, closing terms, underwriting criteria and our reputation. Our ability to successfully compete is also materially impacted by the availability and cost of capital to us. We do not believe we have a dominant position in any of the geographic markets in which we operate, but some of our competitors are dominant in selected markets. Many of our competitors have greater financial resources than we have. We believe we have some competitive advantages in leasing to government tenants and purchasing government leased properties because of our experience and familiarity with government leasing procedures. We also believe the experience and abilities of our management and the quality of our properties may afford us some competitive advantages and allow us to operate our business successfully despite the competitive nature of our business.

        For additional information about competition and other risks associated with our business, please see "Risk Factors" in this Annual Report on Form 10-K.

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

        In accord with the U.S. Government's general policy of preferring energy efficient buildings, the Energy Independence and Security Act of 2007 allows the General Services Administration, or GSA, to prefer buildings for lease that have received an "Energy Star" label. Buildings that reach a specified level of energy efficiency may receive this label. We have received ratings for many of our buildings, and 26 of them have qualified for Energy Star labels. We and RMR became participants in the Energy Star program in July 2008, and continuously study ways to improve the energy efficiency at all of our buildings to determine if we can obtain Energy Star labels for our buildings, which do not yet have them, at a reasonable cost. We do not yet know whether it will be possible to obtain Energy Star labels for all our properties, and we have not yet determined whether it will make economic sense to do so.

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

        The current political debate about world climate change has resulted in various treaties, laws and regulations which are intended to limit carbon emissions. We believe these laws being enacted or proposed may cause energy costs at our properties to increase, but we do not expect the direct impact of these increases to be material to our results of operations because the increased costs either would be the responsibility of our tenants directly or in large part may be passed through by us to our tenants as additional lease payments. Although we do not believe it is likely in the foreseeable future, laws enacted to mitigate climate change may make some of our buildings obsolete or cause us to make material investments in our properties which could materially and adversely affect our financial condition and results of operations. For more information, see "Risk Factors—Risks Related to Our Business—Acquisition and ownership of real estate is subject to environmental and climate change risks."

        Internet Website.    Our internet website address is www.govreit.com. Copies of our governance guidelines, or Governance Guidelines, code of business conduct and ethics, or Code of Conduct, policy outlining procedures for handling concerns or complaints about accounting, internal accounting controls or auditing matters and the charters of our audit, compensation and nominating and governance committees are posted on our website and also may be obtained free of charge by writing to our Secretary, Government Properties Income Trust, Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts 02458-1634 or at our website. We make available, free of charge, on our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after these forms are filed with, or furnished to, the Securities and Exchange Commission, or SEC. Any shareholder or other interested party who desires to communicate with our non-management Trustees, individually or as a group, may do so by filling out a report on our website. Our Board of Trustees also provides a process for security holders to send communications to the entire Board of Trustees. Information about the process for sending communications to our Board of Trustees can be found on our website. Our website address and the website addresses of one or more unrelated third parties are included several times in this Annual Report on Form 10-K as textual references only and the information in any such website is not incorporated by reference into this Annual Report on Form 10-K.

 FEDERAL INCOME TAX CONSIDERATIONS

        The following summary of federal income tax considerations is based on existing law, and is limited to investors who own our shares as investment assets rather than as inventory or as property used in a trade or business. The summary does not discuss all of the particular tax consequences that might be relevant to you if you are subject to special rules under federal income tax law, for example if you are:

  •
  a bank, insurance company, regulated investment company, REIT or other financial institution;

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

        The sections of the IRC that govern federal income tax qualification and treatment of a REIT and its shareholders are complex. This presentation is a summary of applicable IRC provisions, related rules and regulations and administrative and judicial interpretations, all of which are subject to change, possibly with retroactive effect. Future legislative, judicial, or administrative actions or decisions could also affect the accuracy of statements made in this summary. We have not received a ruling from the Internal Revenue Service, or the IRS, with respect to any matter described in this summary, and we cannot assure you that the IRS or a court will agree with the statements made in this summary. The IRS or a court could, for example, take a different position from that described in this summary with respect to our acquisitions, operations, restructurings or other matters, which, if successful, could result in significant tax liabilities for applicable parties. In addition, this summary is not exhaustive of all possible tax consequences, and does not discuss any estate, gift, state, local, or foreign tax consequences. For all these reasons, we urge you and any prospective acquiror of our shares to consult with a tax advisor about the federal income tax and other tax consequences of the acquisition, ownership and disposition of our shares. Our intentions and beliefs described in this summary are based upon our understanding of applicable laws and regulations that are in effect as of the date of this Annual Report on Form 10-K. If new laws or regulations are enacted which impact us directly or indirectly, we may change our intentions or beliefs.

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

Taxation as a REIT

        For periods ending on or before the date we ceased to be wholly owned by CWH, each of us and any of our then existing subsidiaries was at all times either a qualified REIT subsidiary of CWH within the meaning of Section 856(i) of the IRC or a noncorporate entity that for federal income tax purposes was not treated as separate from CWH under regulations issued under Section 7701 of the IRC. During such periods, we and any of our then existing subsidiaries were not taxpayers separate from CWH for federal income tax purposes. For those periods, CWH remains, pursuant to the transaction agreement we entered into with CWH at the time of our IPO, which we refer to as the transaction agreement, solely responsible for the federal income tax with respect to our assets, liabilities and items of income, deduction and credit, as well as the federal income tax filings in respect of our and any of our then existing subsidiaries' operations. Our initial taxable year commenced upon our ceasing to be wholly owned by CWH.

        We have elected to be taxed as a REIT under Sections 856 through 860 of the IRC, commencing with our taxable year ending December 31, 2009. Our REIT election, assuming continuing compliance with the then applicable qualification tests, continues in effect for subsequent taxable years. Although no assurance can be given, we believe that we have been organized and have operated, and will continue to be organized and to operate, in a manner that qualified and will continue to qualify us to be taxed under the IRC as a REIT.

        As a REIT, we generally are not subject to federal income tax on our net income distributed as dividends to our shareholders. Distributions to our shareholders generally are included in their income as dividends to the extent of our current or accumulated earnings and profits. Our dividends are not generally entitled to the favorable 15% rate on qualified dividend income (scheduled to increase to ordinary income rates for taxable years beginning after December 31, 2012), but a portion of our dividends may be treated as capital gain dividends, all as explained below. No portion of any of our dividends is eligible for the dividends received deduction for corporate shareholders. Distributions in excess of current or accumulated earnings and profits generally are treated for federal income tax purposes as returns of capital to the extent of a recipient shareholder's basis in our shares, and will reduce this basis. Our current or accumulated earnings and profits are generally allocated first to distributions made on our preferred shares, if any, and thereafter to distributions made on our common shares. For all these purposes, our distributions include both cash distributions and any in kind distributions of property that we might make.

        Our counsel, Sullivan & Worcester LLP, has opined that we have been organized and have qualified as a REIT under the IRC for our 2009 through 2011 taxable years, and that our current investments and plan of operation enable us to continue to meet the requirements for qualification and taxation as a REIT under the IRC. Our continued qualification and taxation as a REIT will depend upon our compliance with various qualification tests imposed under the IRC and summarized below. While we believe that we will satisfy these tests, our counsel does not review compliance with these tests on a continuing basis. If we fail to qualify as a REIT, we will be subject to federal income taxation as if we were a C corporation and our shareholders will be taxed like shareholders of C corporations. In this event, we could be subject to significant tax liabilities, and the amount of cash available for distribution to our shareholders could be reduced or eliminated.

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

  •
  If we have net income from prohibited transactions—that is, dispositions of inventory or property held primarily for sale to customers in the ordinary course of business other than dispositions of foreclosure property and other than dispositions excepted under a statutory safe harbor—we will be subject to tax on this income at a 100% rate.

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

  •
  If we acquire a corporation in a transaction where we succeed to its tax attributes, to preserve our status as a REIT we must generally distribute all of the C corporation earnings and profits inherited in that acquisition, if any, not later than the end of our taxable year of the acquisition. However, if we fail to do so, relief provisions would allow us to maintain our status as a REIT provided we distribute any subsequently discovered C corporation earnings and profits and pay an interest charge in respect of the period of delayed distribution.

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

  •
  If and to the extent we invest in properties in foreign jurisdictions, our income from those properties will generally be subject to tax in those jurisdictions. If we continue to operate as we do, then we will distribute all of our taxable income to our shareholders such that we will generally not pay federal income tax. As a result, we cannot recover the cost of foreign income taxes imposed on our foreign investments by claiming foreign tax credits against our federal income tax liability. Also, we cannot pass through to our shareholders any foreign tax credits.

        If we fail to qualify or elect not to qualify as a REIT, we will be subject to federal income tax in the same manner as a C corporation. Distributions to our shareholders if we do not qualify as a REIT will not be deductible by us nor will distributions be required under the IRC. In that event, distributions to our shareholders will generally be taxable as ordinary dividends potentially eligible for the 15% income tax rate (scheduled to increase to ordinary income rates for taxable years beginning after December 31, 2012) discussed below in "Taxation of U.S. Shareholders" and, subject to limitations in the IRC, will be eligible for the dividends received deduction for corporate shareholders. Also, we will generally be disqualified from qualification as a REIT for the four taxable years following disqualification. Our failure to qualify as a REIT for even one year could result in reduction or elimination of distributions to our shareholders, or in our incurring substantial indebtedness or liquidating substantial investments in order to pay the resulting corporate-level taxes. The IRC provides certain relief provisions under which we might avoid automatically ceasing to be a REIT for failure to meet certain REIT requirements, all as discussed in more detail below.

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

        By reason of condition (6), we will fail to qualify as a REIT for a taxable year if at any time during the last half of a year more than 50% in value of our outstanding shares is owned directly or indirectly by five or fewer individuals. To help comply with condition (6), our declaration of trust restricts transfers of our shares that would otherwise result in concentrated ownership positions. In addition, if we comply with applicable Treasury regulations to ascertain the ownership of our shares and do not know, or by exercising reasonable diligence would not have known, that we failed condition (6), then we will be treated as having met condition (6). However, our failure to comply with these regulations for ascertaining ownership may result in a penalty of $25,000, or $50,000 for intentional violations. Accordingly, we have complied and will continue to comply with these regulations, including requesting annually from record holders of significant percentages of our shares information regarding the ownership of our shares. Under our declaration of trust, our shareholders are required to respond to these requests for information.

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

        We may invest in real estate both through one or more entities that are treated as partnerships for federal income tax purposes, including limited or general partnerships, limited liability companies, or foreign entities. In the case of a REIT that is a partner in a partnership, regulations under the IRC provide that, for purposes of the REIT qualification requirements regarding income and assets discussed below, the REIT is deemed to own its proportionate share of the assets of the partnership corresponding to the REIT's proportionate capital interest in the partnership and is deemed to be entitled to the income of the partnership attributable to this proportionate share. In addition, for these purposes, the character of the assets and gross income of the partnership generally retain the same character in the hands of the REIT. Accordingly, our proportionate share of the assets, liabilities, and items of income of each partnership in which we become a partner is treated as ours for purposes of the income tests and asset tests discussed below. In contrast, for purposes of the distribution requirement discussed below, we would take into account as a partner our share of the partnership's income as determined under the general federal income tax rules governing partners and partnerships under Sections 701 through 777 of the IRC.

        Taxable REIT Subsidiaries.    We are permitted to own any or all of the securities of a "taxable REIT subsidiary" as defined in Section 856(l) of the IRC, provided that no more than 25% of the total value of our assets, at the close of each quarter, is comprised of our investments in the stock or securities of our taxable REIT subsidiaries. Among other requirements, a taxable REIT subsidiary of ours must:

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

        In addition, a corporation other than a REIT in which a taxable REIT subsidiary directly or indirectly owns more than 35% of the voting power or value will automatically be treated as a taxable REIT subsidiary. Subject to the discussion below, we believe that we and each of our taxable REIT subsidiaries have complied with, and will continue to comply with, on a continuous basis, the requirements for taxable REIT subsidiary status at all times during which we intend for the subsidiary's taxable REIT subsidiary election to be in effect, and we believe that the same will be true for any taxable REIT subsidiary that we later form or acquire.

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

        Restrictions are imposed on taxable REIT subsidiaries to ensure that they will be subject to an appropriate level of federal income taxation. For example, a taxable REIT subsidiary may not deduct interest paid in any year to an affiliated REIT to the extent that the interest payments exceed, generally, 50% of the taxable REIT subsidiary's adjusted taxable income for that year. However, the taxable REIT subsidiary may carry forward the disallowed interest expense to a succeeding year, and deduct the interest in that later year subject to that year's 50% adjusted taxable income limitation. In addition, if a taxable REIT subsidiary pays interest, rent, or other amounts to its affiliated REIT in an amount that exceeds what an unrelated third party would have paid in an arm's length transaction, then the REIT generally will be subject to an excise tax equal to 100% of the excessive portion of the payment. Finally, if in comparison to an arm's length transaction, a tenant has overpaid rent to the REIT in exchange for underpaying the taxable REIT subsidiary for services rendered, and if the REIT has not adequately compensated the taxable REIT subsidiary for services provided to or on behalf of a tenant, then the REIT may be subject to an excise tax equal to 100% of the undercompensation to the taxable REIT subsidiary. There can be no assurance that arrangements involving our taxable REIT subsidiaries will not result in the imposition of one or more of these deduction limitations or excise taxes, but we do not believe that we are or will be subject to these impositions.

        Income Tests.    There are two gross income requirements for qualification as a REIT under the IRC:

  •
  At least 75% of our gross income (excluding: (a) gross income from sales or other dispositions of property held primarily for sale; (b) any income arising from "clearly identified" hedging transactions that we enter into to manage interest rate or price changes or currency fluctuations with respect to borrowings we incur to acquire or carry real estate assets; (c) any income arising from "clearly identified" hedging transactions that we enter into primarily to manage risk of currency fluctuations relating to any item that qualifies under the 75% or 95% gross income tests (or any property which generates such income or gain); (d) real estate foreign exchange gain (as defined in Section 856(n)(2) of the IRC); and (e) income from the repurchase or discharge of indebtedness) must be derived from investments relating to real property, including "rents from real property" as defined under Section 856 of the IRC, interest and gain from mortgages on real property, income and gain from foreclosure property, gain from the sale or other disposition of real property other than dealer property, or dividends and gain from shares in other REITs. When we receive new capital in exchange for our shares or in a public offering of five-year or longer debt instruments, income attributable to the temporary investment of this new capital in stock or a debt instrument, if received or accrued within one year of our receipt of the new capital, is generally also qualifying income under the 75% gross income test.

  •
  At least 95% of our gross income (excluding: (a) gross income from sales or other dispositions of property held primarily for sale; (b) any income arising from "clearly identified" hedging transactions that we enter into to manage interest rate or price changes or currency fluctuations with respect to borrowings we incur to acquire or carry real estate assets; (c) any income arising from "clearly identified" hedging transactions that we enter into primarily to manage risk of currency fluctuations relating to any item that qualifies under the 75% or 95% gross income tests (or any property which generates such income or gain); (d) passive foreign exchange gain (as defined in Section 856(n)(3) of the IRC); and (e) income from the repurchase or discharge of indebtedness) must be derived from a combination of items of real property income that satisfy the 75% gross income test described above, dividends, interest, or gains from the sale or disposition of stock, securities, or real property.

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

  •
  engage in the business of developing, owning, leasing and managing our existing properties and acquiring, developing, owning, leasing and managing new properties; and

  •
  make occasional dispositions of our assets consistent with our long-term investment objectives.

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

It is impossible to state whether in all circumstances we would be entitled to the benefit of this relief provision for the 75% and 95% gross income tests. Even if this relief provision does apply, a 100% tax is imposed upon the greater of the amount by which we failed the 75% test or the 95% test, with adjustments, multiplied by a fraction intended to reflect our profitability. This relief provision applies to any failure of the applicable income tests, even if the failure first occurred in a year prior to the taxable year in which the failure was discovered.

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

        In addition, if we fail the 5% value test or the 10% vote or value tests at the close of any quarter and do not cure such failure within 30 days after the close of that quarter, that failure will nevertheless be excused if (a) the failure is de minimis and (b) within 6 months after the last day of the quarter in which we identify the failure, we either dispose of the assets causing the failure or otherwise satisfy the 5% value and 10% vote and value asset tests. For purposes of this relief provision, the failure will be "de minimis" if the value of the assets causing the failure does not exceed the lesser of (a) 1% of the total value of our assets at the end of the relevant quarter or (b) $10,000,000. If our failure is not de minimis, or if any of the other REIT asset tests have been violated, we may nevertheless qualify as a REIT if (a) we provide the IRS with a description of each asset causing the failure, (b) the failure was due to reasonable cause and not willful neglect, (c) we pay a tax equal to the greater of (1) $50,000 or (2) the highest rate of corporate tax imposed (currently 35%) on the net income generated by the assets causing the failure during the period of the failure, and (d) within 6 months after the last day of the quarter in which we identify the failure, we either dispose of the assets causing the failure or otherwise satisfy all of the REIT asset tests. These relief provisions apply to any failure of the applicable asset tests, even if the failure first occurred in a year prior to the taxable year in which the failure was discovered.

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

The distributions must be paid in the taxable year to which they relate, or in the following taxable year if declared before we timely file our federal income tax return for the earlier taxable year and if paid on or before the first regular distribution payment after that declaration. If a dividend is declared in October, November, or December to shareholders of record during one of those months, and is paid during the following January, then for federal income tax purposes the dividend will be treated as having been both paid and received on December 31 of the prior taxable year. A distribution which is not pro rata within a class of our beneficial interests entitled to a distribution, or which is not consistent with the rights to distributions among our classes of beneficial interests, is a preferential distribution that is not taken into consideration for purposes of the distribution requirements, and accordingly the payment of a preferential distribution could affect our ability to meet the distribution requirements. Taking into account our distribution policies, including the dividend reinvestment plan we have adopted, we do not believe that we have made or will make any preferential distributions. The distribution requirements may be waived by the IRS if a REIT establishes that it failed to meet them by reason of distributions previously made to meet the requirements of the 4% excise tax discussed below. To the extent that we do not distribute all of our net capital gain and all of our real estate investment trust taxable income, as adjusted, we will be subject to federal income tax on undistributed amounts.

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

Taxation of U.S. Shareholders

        For noncorporate U.S. shareholders, the maximum federal income tax rate for long-term capital gains is generally 15% (scheduled to increase to 20% for taxable years beginning after December 31, 2012) and for most corporate dividends is generally also 15% (scheduled to increase to ordinary income rates for taxable years beginning after December 31, 2012). However, because we are not generally subject to federal income tax on the portion of our REIT taxable income or capital gains distributed to our shareholders, dividends on our shares generally are not eligible for such 15% tax rate on dividends while that rate is in effect. As a result, our ordinary dividends continue to be taxed at the higher federal income tax rates applicable to ordinary income. However, the favorable federal income tax rates for long-term capital gains, and while in effect, for dividends, generally apply to:

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

        As long as we qualify as a REIT for federal income tax purposes, a distribution to our U.S. shareholders that we do not designate as a capital gain dividend will be treated as an ordinary income dividend to the extent of our current or accumulated earnings and profits. Distributions made out of our current or accumulated earnings and profits that we properly designate as capital gain dividends generally will be taxed as long-term capital gains, as discussed below, to the extent they do not exceed our actual net capital gain for the taxable year. However, corporate shareholders may be required to treat up to 20% of any capital gain dividend as ordinary income under Section 291 of the IRC.

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

        Noncorporate U.S. shareholders who borrow funds to finance their acquisition of our shares could be limited in the amount of deductions allowed for the interest paid on the indebtedness incurred. Under Section 163(d) of the IRC, interest paid or accrued on indebtedness incurred or continued to purchase or carry property held for investment is generally deductible only to the extent of the investor's net investment income. A U.S. shareholder's net investment income will include ordinary income dividend distributions received from us and, if an appropriate election is made by the shareholder, capital gain dividend distributions and qualified dividends received from us; however, distributions treated as a nontaxable return of the shareholder's basis will not enter into the computation of net investment income.

Taxation of Tax-Exempt Shareholders

        Subject to the pension-held REIT rules discussed below, our distributions made to shareholders that are tax-exempt pension plans, individual retirement accounts, or other qualifying tax-exempt entities should not constitute unrelated business taxable income, provided that the shareholder has not financed its acquisition of our shares with "acquisition indebtedness" within the meaning of the IRC, and provided further that, consistent with our present intent, we do not hold a residual interest in a real estate mortgage investment conduit.

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

        From time to time, some of our distributions may be attributable to the sale or exchange of United States real property interests. However, capital gain dividends that are received by a non-U.S. shareholder, as well as dividends attributable to our sales of United States real property interests, will be subject to the taxation and withholding regime applicable to ordinary income dividends and the branch profits tax will not apply, provided that (1) these dividends are received with respect to a class of shares that is "regularly traded" on a domestic "established securities market" such as the New York Stock Exchange, or the NYSE, both as defined by applicable Treasury regulations, and (2) the non-U.S. shareholder does not own more than 5% of that class of shares at any time during the one-year period ending on the date of distribution of the capital gain dividends. If both of these provisions are satisfied, qualifying non-U.S. shareholders will not be subject to withholding either on capital gain dividends or on dividends that are attributable to our sales United States real property interests as though those amounts were effectively connected with a United States trade or business, and qualifying non-U.S. shareholders will not be required to file United States federal income tax returns or pay branch profits tax in respect of these dividends. Instead, these dividends will be subject to United States federal income tax and withholding as ordinary dividends, currently at a 30% tax rate unless reduced by applicable treaty, as discussed below. Although there can be no assurance in this regard, we believe that our common shares have been and will remain "regularly traded" on a domestic "established securities market" within the meaning of applicable Treasury regulations; however, we can provide no assurance that our shares will continue to be "regularly traded" on a domestic "established securities market" in future taxable years.

        Except as discussed above, for any year in which we qualify as a REIT, distributions that are attributable to gain from the sale or exchange of a United States real property interest are taxed to a non-U.S. shareholder as if these distributions were gains effectively connected with a trade or business in the United States conducted by the non-U.S. shareholder. Accordingly, a non-U.S. shareholder that does not qualify for the special rule above will be taxed on these amounts at the normal capital gain and other tax rates applicable to a U.S. shareholder, subject to any applicable alternative minimum tax and to a special alternative minimum tax in the case of nonresident alien individuals; such a non-U.S. shareholder will be required to file a United States federal income tax return reporting these amounts, even if applicable withholding is imposed as described below; and such a non-U.S. shareholder that is also a corporation may owe the 30% branch profits tax under Section 884 of the IRC in respect of these amounts. We or other applicable withholding agents will be required to withhold from distributions to such non-U.S. shareholders, and remit to the IRS, 35% of the maximum amount of any distribution that could be designated as a capital gain dividend. In addition, for purposes of this withholding rule, if we designate prior distributions as capital gain dividends, then subsequent distributions up to the amount of the designated prior distributions will be treated as capital gain dividends. The amount of any tax withheld is creditable against the non-U.S. shareholder's United States federal income tax liability, and the non-U.S. shareholder may file for a refund from the IRS of any amount of withheld tax in excess of that tax liability.

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

        Non-U.S. stockholders should generally be able to treat amounts we designate as retained but constructively distributed capital gains in the same manner as actual distributions of capital gain dividends by us. In addition, a non-U.S. stockholder should be able to offset as a credit against its federal income tax liability the proportionate share of the tax paid by us on such retained but constructively distributed capital gains. A non-U.S. stockholder may file for a refund from the IRS for the amount that the non-U.S. stockholder's proportionate share of tax paid by us exceeds its federal income tax liability on the constructively distributed capital gains.

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

        Increased reporting obligations are scheduled to be imposed on non-United States financial institutions and other non-United States entities for purposes of identifying accounts and investments held directly or indirectly by United States persons. The failure to comply with these additional information reporting, certification and other specified requirements could result in withholding tax being imposed on payments of dividends and sales proceeds to applicable shareholders or intermediaries. Specifically, a 30% withholding tax is imposed on dividends on and gross proceeds from the sale or other disposition of our shares paid to a foreign financial institution or to a foreign nonfinancial entity, unless (1) the foreign financial institution undertakes applicable diligence and reporting obligations or (2) the foreign nonfinancial entity either certifies it does not have any substantial United States owners or furnishes identifying information regarding each substantial United States owner. In addition, if the payee is a foreign financial institution, it generally must enter into an agreement with the United States Treasury that requires, among other things, that it undertake to identify accounts held by applicable United States persons or United States-owned foreign entities, annually report specified information about such accounts, and withhold 30% on payments to noncertified holders. Pursuant to IRS guidance, future regulations will provide that such withholding applies only to dividends paid on or after January 1, 2014, and to other "withholdable payments" (including payments of gross proceeds from a sale or other disposition of our shares) made on or after January 1, 2015. If you hold our shares through a non-United States intermediary or if you are a non-United States person, we urge you to consult your own tax advisor regarding foreign account tax compliance.

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

        The regulation provides that a security is "widely held" only if it is part of a class of securities that is owned by 100 or more investors independent of the issuer and of one another. However, a security will not fail to be "widely held" because the number of independent investors falls below 100 subsequent to the initial public offering as a result of events beyond the issuer's control. We believe our common shares have been and will remain widely held, and we expect the same to be true of any class of preferred shares that we may issue, but we can give no assurances in this regard.

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

        Assuming that each class of our shares will be "widely held" and that no other facts and circumstances exist which restrict transferability of these shares, we have received an opinion of our counsel, Sullivan & Worcester LLP, that our shares will not fail to be "freely transferable" for purposes of the regulation due to the restrictions on transfer of the shares under our declaration of trust and that under the regulation each class of our currently outstanding shares is publicly offered and our assets will not be deemed to be "plan assets" of any ERISA plan or non-ERISA plan that acquires our shares in a public offering.

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

        The weighted average remaining term of our leases in effect as of December 31, 2011 is 4.9 years based upon annual rental income and 4.7 years based upon occupied square footage. As of December 31, 2011, leases representing approximately 51.4% of our rental income and 54.6% of our occupied square footage will expire by December 31, 2016. Although we typically will seek to renew our leases with current tenants when these leases expire, we can provide no assurance that we will be successful in doing so. If our tenants do not renew their leases, we may be unable to enter leases with substitute tenants.

When we renew leases or lease to new tenants our rents may decline and our expenses may increase.

        When we renew leases or lease to new tenants we may receive less rent than we received under the leases that expired. Laws and regulations applicable to government leasing often require public solicitations of bids when new or renewal leases are being considered. Market conditions may require us to lower our rents to retain government tenants. Some of our current rents include payments to amortize the cost of tenant improvements which government tenants may be unwilling to pay or contractually allowed to eliminate when leases are renewed. Also, whenever we renew leases or lease to new tenants we may have to spend substantial amounts for tenant fit out, leasing commissions and other tenant inducements. As a consequence of lower rents or increased expenses when we renew leases or lease to new tenants, our net income and cash available to pay distributions to our shareholders may decline.

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

        To retain our status as a REIT, we are required to distribute at least 90% of our annual REIT taxable income (excluding capital gains) and satisfy a number of organizational and operational requirements to which REITs are subject. Accordingly, we generally will not be able to retain sufficient cash from operations to repay debts, invest in our properties or fund acquisitions. Our business and growth strategies depend, in part, upon our ability to raise additional capital at reasonable costs to repay our debts, invest in our properties and fund new acquisitions. Recently, there has been a significant reduction in the amount of capital available for real estate investments on a global basis and increased volatility in most debt and equity markets. Our ability to raise reasonably priced capital is not guaranteed; we may be unable to raise reasonably priced capital because of reasons related to our business or for reasons beyond our control, such as market conditions. If we are unable to raise reasonably priced capital, our business and growth strategies may fail.

We face significant competition.

        We plan to acquire properties that are majority leased to government tenants whenever we are able to identify such investment opportunities we consider appropriate and have sufficient available financing to complete such acquisitions. We face competition for acquisition opportunities from other investors and this competition may subject us to the following risks:

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

Our acquisitions may not be successful.

        Our business strategy contemplates acquisitions of additional properties. We cannot assure you that acquisitions we make will prove to be successful. We might encounter unanticipated difficulties and expenditures relating to any acquired properties. Newly acquired properties might require significant management attention that would otherwise be devoted to our ongoing business. We might never realize the anticipated benefits of our acquisitions. Notwithstanding pre-acquisition due diligence, we do not believe that it is possible to fully understand a property before it is owned and operated for an extended period of time. For example, we could acquire a property that contains undisclosed defects in design or construction. In addition, after our acquisition of a property, the market in which the acquired property is located may experience unexpected changes that adversely affect the property's value. The occupancy of properties that we acquire may decline during our ownership, and rents that are in effect at the time a property is acquired may decline thereafter. Also, our property operating costs for acquisitions may be higher than we anticipate and acquisitions of properties may not yield the returns we expect and, if financed using debt or new equity issuances, may result in shareholder dilution. For these reasons, among others, our property acquisitions may cause us to experience losses.

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

        Almost all of our current rents come from government tenants. Some of our leases with government tenants allow the tenants to vacate the leased premises before the stated terms of the leases expire with little or no liability. In particular:

  •
  Tenants occupying approximately 12.6% of our rentable square feet and contributing approximately 8.7% of our annualized rental income as of December 31, 2011 have currently exercisable rights to terminate their leases before the stated term of their lease expires.

  •
  In 2012, 2013, 2014, 2015, 2016, 2017, 2018, 2019 and 2020, early termination rights become exercisable by other tenants who currently occupy an additional approximately 3.4%, 4.0%, 2.6%, 0.2%, 6.1%, 0.6%, 1.2%, 1.0% and 0.6% of our rentable square feet, respectively, and contribute an additional approximately 3.1%, 3.7%, 2.8%, 0.3%, 8.9%, 0.7%, 1.5%, 1.7% and 0.7% of our annualized rental income, respectively, as of December 31, 2011.

  •
  Pursuant to eight leases with eight of our state government tenants, these tenants have currently exercisable rights to terminate their leases if these states do not appropriate rent amounts in their respective annual budgets. These eight leases represent approximately 7.7% of our rentable square feet and 7.7% of our annualized rental income as of December 31, 2011.

        For fiscal policy reasons, security concerns or other reasons, some or all of our government tenants may decide to vacate our properties. If a significant number of such vacancies occur, our rental income may materially decline and we may become unable to pay regular distributions to our shareholders or we may reduce the amounts of such distributions.

We currently have a concentration of properties in the Washington, D.C. metro area and are exposed to changes in market conditions in this area.

        Approximately 24.6% of our annualized rental income as of December 31, 2011 was received from properties located in the Washington, D.C. metro area. A downturn in economic conditions in this area could result in reduced demand from tenants for our properties or lower the rents that our government tenants in this area are willing to pay when our leases expire and renewal terms are negotiated. Additionally, within the past few years there has been a large number of speculative real estate developments in the Washington, D.C. metro area, and a surplus of newly developed space could adversely affect our ability to retain our government tenants when our leases expire.

Our failure or inability to meet certain terms of our term loan and revolving credit facility would adversely affect our business and may prevent our paying distributions to you.

        Both our term loan and revolving credit facility include various conditions to our borrowing and various financial and other covenants and events of default. We may not be able to satisfy all of these conditions or may default on some of these covenants for various reasons, including matters which are beyond our control. If we are unable to borrow under our revolving credit facility we may be unable to meet our business obligations or to grow by buying additional properties, or we may be required to sell some of our properties. If we default under our term loan or our revolving credit facility at a time when borrowed amounts are outstanding under these instruments, our lenders may demand immediate payment. Any default under our term loan or our revolving credit facility would likely have serious and adverse consequences to us and would likely cause the market price of our securities to materially decline and may prevent our paying distributions to our shareholders.

We have substantial debt obligations and may incur additional debt.

        As of December 31, 2011, we had $440.8 million in debt outstanding, which was 33.1% of our total book capitalization. Our revolving credit facility and term loan permit us and our subsidiaries to incur additional debt, including secured debt. If we default in paying any of our debts or honoring our debt covenants, it may create one or more cross defaults, our debts may be accelerated and we could be forced to liquidate our assets for less than the values we would receive in a more orderly process.

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

Increasing interest rates may adversely affect us and the value of an investment in our securities.

        Interest rates are currently at historically low levels and may well increase. There are three principal ways that increasing interest rates may adversely affect us and the value of an investment in our securities:

  •
  Funds borrowed under our term loan and revolving credit facility bear interest at variable rates. As of December 31, 2011, we had approximately $345.5 million of debt outstanding at variable interest rates. If interest rates increase, so will our interest costs, which could adversely affect our cash flow, our ability to pay principal and interest on our debt, our cost of refinancing our debt when it becomes due and our ability to pay distributions.

  •
  An increase in interest rates could decrease the amount buyers may be willing to pay for our properties, thereby reducing the market value of our properties and limiting our ability to sell properties or to obtain mortgage financing secured by our properties.

  •
  We expect to pay regular distributions on our common shares. When interest rates on debt investments available to investors rise, the market prices of distribution paying securities often decline. Accordingly, if interest rates rise, the market price of our common shares may decline.

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

        Acquisition and ownership of real estate is subject to risks associated with environmental hazards. We may be liable for environmental hazards at, or migrating from, our properties, including those created by prior owners or occupants, existing tenants, abutters or other persons. Our properties may be subject to environmental laws for certain hazardous substances used to maintain these properties, such as chemicals used to clean, pesticides and lawn maintenance materials, and for other conditions, such as the presence of harmful mold. Various federal and state laws impose environmental liabilities upon property owners, such as us, for any environmental damages arising on properties they own or occupy, and we are not assured that we will not be held liable for environmental investigation and clean up at, or near, our properties, including environmental damages at sites we own and lease to our tenants. As an owner or previous owner of properties which contain environmental hazards, we also may be liable to pay damages to governmental agencies or third parties for costs and damages they incur arising from environmental hazards at such properties. Moreover, the costs and damages which may arise from environmental hazards are often difficult to project.

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

        We rely on information technology networks and systems, including the Internet, to process, transmit and store electronic information, and to manage or support a variety of business processes, including financial transactions and records, personal identifying information, tenant and lease data. Some of these systems are owned by RMR. We and RMR purchase some of our information technology from vendors, on whom our systems depend. We and RMR rely on commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential tenant and other customer information, such as individually identifiable information, including information relating to financial accounts. Although we have taken steps to protect the security of our information systems and the data maintained in those systems, it is possible that our safety and security measures will not be able to prevent the systems' improper functioning or damage, or the improper access or disclosure of personally identifiable information such as in the event of cyber attacks. Security breaches, including physical or electronic break-ins, computer viruses, attacks by hackers and similar breaches, can create system disruptions, shutdowns or unauthorized disclosure of confidential information. Any failure to maintain proper function, security and availability of our information systems could interrupt our operations, damage our reputation, subject us to liability claims or regulatory penalties and could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Our Relationships with CWH and RMR and its Affiliates

As long as CWH retains significant ownership of us, your ability to influence matters requiring shareholder approval will be limited.

        As of February 22, 2012, CWH owned approximately 21.1% of our outstanding common shares. For so long as CWH continues to retain a significant ownership stake in us, CWH may be able to effectively elect all of the members of our Board of Trustees, including our Independent Trustees, and may effectively control the outcome of shareholder actions. As a result, CWH may have the ability to effectively control all matters affecting us, including:

  •
  the composition of our Board of Trustees and, through our Board of Trustees, determinations with respect to our management, business plans and policies, including the appointment and removal of our officers;

  •
  determinations with respect to mergers and other business combinations;

  •
  our acquisition or disposition of assets;

  •
  our financing activities;

  •
  the payment of distributions on our common shares; and

  •
  the number of common shares available for issuance under our equity incentive plans.

        CWH's significant ownership in us and possible resulting ability to effectively control us may discourage transactions involving a change of control.

CWH's ability to sell its ownership stake in us and speculation about such possible sales may adversely affect the market price of our common shares.

        CWH is not generally prohibited from selling some or all of its common shares, and CWH may do so without our approval. CWH has advised us that it does not have any current plans to sell or otherwise dispose of its common shares. However, CWH has a history of contributing certain of its properties into new REITs in exchange for an ownership stake in the REIT and then selling or distributing its stake in such REITs over time. So long as CWH continues to retain significant ownership in us, the liquidity and market price of our common shares may be adversely impacted. In addition, speculation by the press, stock analysts, shareholders or others regarding CWH's intention to dispose of our common shares it owns could adversely affect the market price of our common shares. Accordingly, your common shares may be worth less than they would be if CWH did not have significant ownership in us.

We are dependent upon RMR to manage our business and implement our growth strategy.

        We have no employees. Personnel and services that we require are provided to us under contract by RMR. Our ability to achieve our business objectives depends on RMR and its ability to manage our properties, source and complete new acquisitions for us on favorable terms and to execute our financing strategy. Accordingly, our business is dependent upon RMR's business contacts, its ability to successfully hire, train, supervise and manage its personnel and its ability to maintain its operating systems. If we lose the services provided by RMR or its key personnel, our business and growth prospects may decline. We may be unable to duplicate the quality and depth of management available to us by becoming a self managed company or by hiring another manager. Also, in the event RMR is unwilling or unable to continue to provide management services to us, our cost of obtaining substitute services may be greater than the fees we pay RMR, and as a result our expenses may increase.

Our management structure and our manager's other activities may create conflicts of interest or create the perception of conflicts of interest.

        RMR is authorized to follow broad operating and investment guidelines and, therefore, has discretion in determining the types of properties that will be appropriate investments for us, as well as making our individual operating and investment decisions. Our Board of Trustees periodically reviews our operating and investment guidelines and our individual operating activities and investments, but it does not review or approve each decision made by RMR on our behalf. In addition, in conducting periodic reviews, our Board of Trustees relies primarily on information provided to it by RMR. RMR is beneficially owned by our Managing Trustees, Barry Portnoy and Adam Portnoy. Barry Portnoy is Chairman and an employee of RMR, and Adam Portnoy serves as President, Chief Executive Officer and a director of RMR. All of the members of our Board of Trustees, including our Independent Trustees, are members of one or more boards of trustees or directors of other companies managed by RMR. All of our executive officers are also executive officers of RMR. The foregoing individuals may hold equity in or positions with other companies managed by RMR. Such equity ownership and positions by our Trustees and officers could create, or appear to create, conflicts of interest with respect to matters involving us, RMR and its affiliates.

        RMR also acts as the manager for three other NYSE-listed REITs: CWH, which primarily owns and operates commercial office and industrial buildings and leased industrial land; HPT, which owns hotels and travel centers; and SNH, which primarily owns healthcare, senior living properties and medical office buildings. RMR also provides management services to other public and private companies, including FVE, which operates senior living communities, including independent living and congregate care communities, assisted living communities, nursing homes and hospitals; TA, which operates and franchises travel centers; and Sonesta, which operates, manages and franchises hotels. These multiple responsibilities to public companies and RMR's other businesses could create competition for the time and efforts of RMR and Messrs. Barry Portnoy and Adam Portnoy. Also, RMR's multiple responsibilities to us and CWH may create potential conflicts of interest, or the appearance of such conflicts of interest.

Our management agreements with RMR were negotiated between affiliated parties and may not be as favorable to us as they would have been if negotiated between unaffiliated parties.

        We pay RMR business management fees based in part upon the historical cost of our investments (including acquisition costs) which at any time may be more or less than the fair market value thereof, plus an incentive fee based upon certain increases in our FFO Per Share, as defined in our business management agreement with RMR. We also pay RMR property management fees based in part upon the gross rents we collect from tenants and the costs of construction we incur. For more information, see "Business—Manager." Our fee arrangements with RMR could encourage RMR to advocate acquisitions of properties, to undertake unnecessary construction activities or to overpay for acquisitions or construction. These arrangements may also encourage RMR to discourage our sales of properties. Our management agreements were negotiated between affiliated parties, and the terms, including the fees payable to RMR, may not be as favorable to us as they would have been were they negotiated on an arm's length basis between unaffiliated parties.

Our management agreements with RMR may discourage our change of control.

        Termination of our management agreements with RMR would be a default under both our term loan and our revolving credit facility unless approved by a majority of our lenders. RMR can terminate its management agreements with us if we experience a change of control. The quality and depth of management available to us by contracting with RMR may not be able to be duplicated by our being a self managed company or by our contracting with unrelated third parties, without considerable cost increases. For these reasons, our management agreements may discourage a change of control of us, including a change of control which might result in payment of a premium for your common shares.

Provisions in our transaction agreement with CWH and our management agreements with RMR may restrict our investment activities and create conflicts of interest or the perception of conflicts of interest.

        The transaction agreement we entered with CWH at the time of our IPO and our management agreements with RMR restrict our ability to make investments in properties that are within the investment focus of another business now or in the future managed by RMR. In addition, RMR has discretion to determine whether a particular investment opportunity is within our investment focus or that of another business managed by RMR. Under our management agreements with RMR, we have also agreed to first offer any property within the principal investment focus of another REIT to which RMR provides management services to such REIT prior to entering into any sale or other disposition arrangement with respect to such property. As a result of these contractual provisions, we have limited ability to invest in properties that are within the investment focus of other businesses managed by RMR or properties that are not, at the time of our investment, properties majority leased to government tenants. These agreements do not restrict our ability, or the ability of other businesses managed by RMR, to lease properties to any particular tenant, but our management agreements afford RMR discretion to determine which leasing opportunities to present to us or to other businesses managed by RMR. There is no assurance that any conflicts created by these agreements will be resolved in our favor.

The potential for conflicts of interest as a result of our management structure may provoke dissident shareholder activities that result in significant costs.

        In the past, in particular following periods of volatility in the overall market or declines in the market price of a company's securities, shareholder litigation, dissident trustee nominations and dissident proposals have often been instituted against companies alleging conflicts of interest in business dealings with affiliated persons and entities. Our relationship with RMR, with the other businesses and entities to which RMR provides management services, with Messrs. Barry Portnoy and Adam Portnoy and with RMR affiliates may precipitate such activities. These activities, if instituted against us, could result in substantial costs and a diversion of our management's attention, even if the allegations are not substantiated.

We may experience losses from our business dealings with Affiliates Insurance Company.

        We have invested approximately $5.2 million in Affiliates Insurance Company, or AIC, we have purchased substantially all our property insurance in a program designed and reinsured in part by AIC, and we are currently investigating the possibilities to expand our relationship with AIC to other types of insurance. We, RMR, CWH and four other companies to which RMR provides management services each own approximately 14.29% of AIC, and we and those other AIC shareholders participate in a combined insurance program designed and reinsured in part by AIC. Our principal reason for investing in AIC and for purchasing insurance in these programs is to seek to improve our financial results by obtaining improved insurance coverages at lower costs than may be otherwise available to us or by participating in any profits which we may realize as an owner of AIC. These beneficial financial results may not occur and we may need to invest additional capital in order to continue to pursue these results. AIC's business involves the risks typical of an insurance business, including the risk that it may not operate profitably. Accordingly, our anticipated financial benefits from our business dealings with AIC may be delayed or not achieved, and we may experience losses from these dealings.

Risks Related to Our Organization and Structure

Ownership limitations and anti-takeover provisions in our Declaration of Trust and Bylaws, as well as certain provisions of Maryland law, may prevent our shareholders from receiving a takeover premium or implementing changes.

        Our Declaration of Trust prohibits any shareholder other than CWH, RMR and their affiliates from owning more than 9.8% of the number or value of our common shares or of any other class or series of our outstanding shares. This provision of our Declaration of Trust is intended to assist with our REIT compliance under the IRC and otherwise to promote our orderly governance. However, this provision also inhibits acquisitions of a significant stake in us and may prevent a change in our control. Additionally, many provisions contained in our Declaration of Trust and Bylaws and under Maryland law may further deter persons from attempting to acquire control of us and implement changes that may be considered beneficial by some shareholders, including, for example, provisions relating to:

  •
  the division of our Trustees into three classes, with the term of one class expiring each year, and in each case, until a successor is elected and qualifies, which could delay a change in our control;

  •
  shareholder voting rights and standards for the election of trustees and other provisions which require larger majorities for approval of actions which are not approved by our Trustees than for actions which are approved by our Trustees;

  •
  required qualifications for an individual to serve as a trustee and a requirement that certain of our Trustees be "Managing Trustees" and other Trustees be "Independent Trustees";

  •
  limitations on the ability of, and various requirements that must be satisfied in order for, our shareholders to propose nominees for election as trustees and propose other business for a meeting of shareholders;

  •
  limitations on the ability of our shareholders to remove our Trustees;

  •
  the authority of our Board of Trustees, and not our shareholders, to adopt, amend or repeal our Bylaws;

  •
  the fact that only our Board of Trustees may call shareholder meetings and that shareholders are not entitled to act without a meeting;

  •
  because of our ownership of AIC, we are an insurance holding company under applicable state law; accordingly, anyone who intends to solicit proxies for a person to serve as one of our Trustees or for another proposal of business not approved by our Board of Trustees may be required to receive pre-clearance from the concerned insurance regulators; and

  •
  the authority of our Board of Trustees to adopt certain amendments to our Declaration of Trust without shareholder approval, including the authority to increase or decrease the aggregate number of authorized shares, to create new classes or series of shares (including a class or series of shares that could delay or prevent a transaction or a change in our control that might involve a premium for our shares or otherwise be in the best interests of our shareholders), to increase or decrease the authorized number of shares of any class or series, and to classify or reclassify any unissued shares from time to time by setting or changing the preferences, conversion or other rights, voting powers, restrictions, limitations as to distributions, qualifications or terms or conditions of redemption of our shares or any new class or series of shares created by our Board of Trustees.

        In addition, certain provisions of Maryland law may have an anti-takeover effect. For all of these reasons, our shareholders may be unable to realize a change of control premium for any of our shares they own or otherwise effect a change of our policies.

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

        Our Bylaws and indemnity contracts require us to indemnify any present or former trustee or officer, to the maximum extent permitted by Maryland law, who is made or threatened to be made a party to a proceeding by reason of his or her service in that capacity. However, except with respect to proceedings to enforce rights to indemnification, we will indemnify any person referenced in the previous sentence in connection with a proceeding initiated by such person against us only if such proceeding is authorized by our Board of Trustees or shareholders. In addition, we may be obligated to pay or reimburse the expenses incurred by our present and former Trustees and officers without requiring a preliminary determination of their ultimate entitlement to indemnification. As a result, we and our shareholders may have more limited rights against our present and former Trustees and officers than might otherwise exist absent the provisions in our Bylaws and indemnity contracts or that might exist with other companies, which could limit your recourse in the event of actions not in your best interest.

Disputes with CWH and RMR and shareholder litigation against us or our Trustees and officers may be referred to arbitration proceedings.

        Our contracts with CWH and RMR provide that any dispute arising under those contracts may be referred to binding arbitration. Similarly our Declaration of Trust and Bylaws provide that actions by our shareholders against us or against our Trustees and officers, including derivative and class actions, may be referred to binding arbitration. As a result, we and our shareholders would not be able to pursue litigation for these disputes in courts against CWH, RMR or our Trustees or officers. In addition, the ability to collect attorneys' fees or other damages may be limited in the arbitration, which may discourage attorneys from agreeing to represent parties wishing to commence such a proceeding.

We may change our operational and investment policies without shareholder approval.

        Our Board of Trustees determines our operational and investment policies and may amend or revise our policies, including our policies with respect to our intention to qualify for taxation as a REIT, acquisitions, dispositions, growth, operations, indebtedness, capitalization and distributions, or approve transactions that deviate from these policies, without a vote of, or notice to, our shareholders. Policy changes could adversely affect the market value of our common shares and our ability to make distributions to our shareholders.

Risks Related to Our Taxation

The loss of our tax status as a REIT for U.S. federal income tax purposes could have significant adverse consequences.

        As a REIT, we generally do not pay federal and state income taxes. However, actual qualification as a REIT under the IRC depends on satisfying complex statutory requirements, for which there are only limited judicial and administrative interpretations. We believe that we have been organized and have operated, and will continue to be organized and to operate, in a manner that qualified and will continue to qualify us to be taxed under the IRC as a REIT. However, we cannot be certain that, upon review or audit, the IRS will agree with this conclusion. Furthermore, there is no guarantee that the federal government will not someday eliminate REITs under the IRC.

        Maintaining our status as a REIT will require us to continue to satisfy certain tests concerning, among other things, the nature of our assets, the sources of our income and the amounts we distribute to our shareholders. In order to meet these requirements, it may be necessary for us to sell or forego attractive investments. If we cease to be a REIT, then our ability to raise capital might be adversely affected, we will be in breach under both our term loan and our revolving credit facility, we may be subject to material amounts of federal and state income taxes and the value of our common shares likely would decline. In addition, if we lose or revoke our tax status as a REIT for a taxable year, we will generally be prevented from requalifying as a REIT for the next four taxable years.

Distributions to shareholders generally will not qualify for reduced tax rates.

        The maximum tax rate for dividends payable by U.S. corporations to individual stockholders is 15% through 2012. Distributions paid by REITs, however, generally are not eligible for this reduced rate. The more favorable rates for corporate dividends may cause investors to perceive that investment in REITs is less attractive than investment in non-REIT entities that pay dividends, thereby reducing the demand and market price of our common shares.

Risks Related to Our Securities

There is no assurance that we will continue to make distributions.

        We intend to continue to pay regular quarterly distributions to our shareholders. However:

  •
  our ability to pay distributions will be adversely affected if any of the risks described herein occur;

  •
  our payment of distributions is subject to compliance with restrictions contained in our term loan and our revolving credit facility; and

  •
  any distributions will be made at the discretion of our Board of Trustees and will depend upon various factors that our Board of Trustees deems relevant, including, but not limited to, requirements to maintain our status as a REIT, limitations in our revolving credit facility and our term loan, the availability of debt and equity capital to us, our normalized funds from operations, or Normalized FFO, and our expectation of our future capital requirements and operating performance. Differences between our income for financial reporting purposes and for applicable federal income tax purposes may also affect the determination of our common share distributions. There are no assurances of our ability to pay distributions in the future. In addition, our distributions in the past have included, and may in the future include, a return of capital.

        For these reasons, among others, our distribution rate may decline or we may cease making distributions.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        General.    As of December 31, 2011, we owned 71 properties located in 29 states and the District of Columbia containing approximately 9.0 million rentable square feet. All of our properties are majority leased to government tenants: 55 properties, with approximately 6.8 million rentable square feet, are primarily leased to the U.S. Government; 15 properties, with approximately 2.0 million rentable square feet, are primarily leased to eight state governments; and one property, with 187,060 rentable square feet, is leased to the United Nations, an international intergovernmental organization.

        The following table provides certain information about our properties as of December 31, 2011 (dollars in thousands):

Property Location	Number of Properties	Undepreciated Carrying Value(1)	Depreciated Carrying Value(1)	Rental Income(2)
Alabama	1	$10,021	$9,908	$1,445
Arizona	3	30,620	25,498	5,304
California	8	195,710	164,877	26,140
Colorado	5	66,267	55,761	10,899
District of Columbia	2	147,774	113,895	21,153
Florida	2	48,297	47,419	6,644
Georgia	8	90,282	81,892	19,366
Illinois	1	14,649	13,991	2,007
Indiana	3	73,058	72,633	10,441
Kansas	1	10,862	10,489	2,558
Maryland	7	161,110	139,893	25,301
Massachusetts	4	79,658	77,250	13,619
Michigan	1	18,632	17,882	2,472
Minnesota	2	30,884	27,879	3,952
Missouri	1	11,399	8,064	1,724
New Hampshire	1	17,052	16,232	2,589
New Jersey	1	43,442	42,487	7,670
New Mexico	1	2,361	2,303	422
New York	3	152,541	143,793	18,530
Oklahoma	1	8,361	8,100	1,521
Oregon	1	24,567	24,567	4,088
South Carolina	3	13,111	12,140	2,112
Tennessee	1	7,453	7,274	3,769
Texas	1	11,526	8,272	2,261
Vermont	1	9,116	8,749	1,085
Virginia	3	32,302	24,796	4,559
Washington	2	21,839	15,269	2,896
West Virginia	1	5,010	3,519	795
Wisconsin	1	5,557	5,491	914
Wyoming	1	11,207	7,727	1,453

Total	71	$1,354,668	$1,198,050	$207,689

(1)
Excludes value assigned to real estate intangibles in purchase price allocation.

(2)
Rental income is the annualized rents from our tenants pursuant to leases existing as of December 31, 2011, plus estimated expense reimbursements to be paid to us, and excludes lease value amortization.

        At December 31, 2011, five properties with an aggregate undepreciated varying value of $128.1 million were encumbered by mortgage notes payable totaling $92.8 million.

Item 3.    Legal Proceedings

        None.

Item 4.    Mine Safety Disclosures.

        Not applicable.

 PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common shares are traded on the NYSE (symbol: GOV). The following table sets forth for the periods indicated the high and low sale prices for our common shares as reported on the NYSE composite transaction reports:

	High	Low
2010
First Quarter	$26.01	$21.64
Second Quarter	28.40	23.95
Third Quarter	28.53	24.65
Fourth Quarter	28.28	25.41
2011
First Quarter	$27.22	$25.46
Second Quarter	27.50	24.27
Third Quarter	27.80	20.50
Fourth Quarter	24.29	19.68

        The closing price of our common shares on the NYSE on February 22, 2012, was $23.50 per common share.

        As of February 15, 2012, there were 69 shareholders of record, and we estimate that as of such date there were in excess of 27,713 beneficial owners of our common shares.

        Information about our distributions paid to common shareholders is summarized in the table below. Common share distributions are generally paid in the quarter following the quarter to which they relate.

	Dividends Paid Per Common Share
	2010	2011
First Quarter	$0.40	$0.41
Second Quarter	0.40	0.42
Third Quarter	0.41	0.42
Fourth Quarter	0.41	0.42

Total	$1.62	$1.67

        All common share distributions shown in the table above have been paid. We currently intend to continue to declare and pay common share distributions on a quarterly basis in cash. However, the timing, amount and form of distributions will be made at the discretion of our Board of Trustees and will depend upon various factors that our Board of Trustees deems relevant, including, but not limited to, requirements to maintain our status as a REIT, limitations in our revolving credit facility and our term loan, the availability of debt and equity capital to us, our Normalized FFO and our expectation of our future capital requirements and operating performance. Therefore, there can be no assurance that we will continue to pay distributions in the future or that the amount of any distributions we do pay will not decrease.

Item 6.    Selected Financial Data

        The following table sets forth selected financial data for the periods and dates indicated. This data should be read in conjunction with, and is qualified in its entirety by reference to, Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and accompanying notes included in this Annual Report on Form 10-K. The consolidated operating information for the years ended, and the balance sheet information as of December 31, 2011, 2010 and 2009 have been derived from our audited consolidated financial statements for the period of time for which we have been a separate public company and from certain financial information of CWH for periods prior to our becoming a separate public company. The consolidated operating information for the years ended December 31, 2008 and 2007 and the balance sheet information as of December 31, 2008 and 2007 have been derived from the financial statements of CWH. The selected financial data below does not necessarily reflect what our results of operations and financial position would have been if we had operated as a stand alone company during all periods presented, and should not be relied upon as an indicator of our future performance. Amounts are in thousands, except per share data.

	2011	2010	2009	2008	2007
Operating information
Rental income	$178,950	$117,219	$79,161	$75,517	$73,147

Expenses:
Real estate taxes	19,345	12,177	8,546	7,960	7,247
Utility expenses	15,316	9,064	6,325	6,229	5,555
Other operating expenses	31,784	19,937	12,436	12,251	11,237
Depreciation and amortization	40,089	24,239	15,172	14,182	13,832
Acquisition related costs	3,504	5,750	1,032	—	—
General and administrative	10,898	7,061	4,058	2,984	2,906

Total expenses	120,936	78,228	47,569	43,606	40,777

Operating income	58,014	38,991	31,592	31,911	32,370
Interest and other income	104	103	53	37	88
Interest expense	(12,057)	(7,351)	(5,556)	(141)	(359)
Loss on extinguishment of debt	—	(3,786)	—	—	—
Equity in earnings (losses) of an investee	139	(1)	(15)	—	—

Income before income tax expense	46,200	27,956	26,074	31,807	32,099
Income tax expense	(203)	(161)	(93)	—	—

Net income	$45,997	$27,795	$25,981	$31,807	$32,099

Net income per common share:	$1.06	$0.81	$1.72	N/A	N/A

Common distributions paid per common share	$1.67	$1.62	$0.50	N/A	N/A

	2011	2010	2009	2008	2007
Balance sheet information
Total real estate investments (before depreciation)	$1,354,668	$977,493	$576,757	$490,475	$488,077
Total assets (after depreciation)	1,368,575	951,288	514,813	419,774	431,010
Total debt	440,883	164,428	144,375	134	3,592

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following information should be read in conjunction with our consolidated financial statements and accompanying notes included elsewhere in this Annual Report on Form 10-K.

OVERVIEW

        As of December 31, 2011, we owned 71 properties located in 29 states and the District of Columbia containing approximately 9.0 million rentable square feet, of which 68.2% was leased to the U.S. Government, 17.5% was leased to eight state governments, and 2.1% was leased to the United Nations, an international intergovernmental organization. The U.S. Government, eight state governments and the United Nations combined were responsible for 91.9% and 93.0% of our annualized rental income, as defined below, as of December 31, 2011 and 2010, respectively.

Property Operations

        As of December 31, 2011, 95.0% of our rentable square feet were leased, compared to 96.1% of our rentable square feet as of December 31, 2010. Occupancy data for our properties as of December 31, 2011 and 2010 is as follows (square feet in thousands):

	All Properties		Comparable Properties(1)
	December 31,		December 31,
	2011	2010	2011	2010
Total properties (end of period)	71	55	33	33
Total square feet	8,953	6,804	3,958	3,958
Percent leased(2)	95.0%	96.1%	98.0%	99.9%

(1)
Based on properties we owned on December 31, 2011 and which we owned continuously since January 1, 2010.

(2)
Percent leased includes (i) space being fitted out for tenant occupancy pursuant to our lease agreements, if any, and (ii) space which is leased, but is not occupied or is being offered for sublease by tenants, if any, as of the measurement date.

        The average annualized effective rental rate per square foot, as defined below, for our properties for the years ended December 31, 2011 and 2010 are as follows:

	Year ended December 31,
	2011	2010
Average annualized effective rental rate per square foot(1)	$24.46	$23.58

(1)
Average annualized effective rental rate per square foot represents total rental income during the period specified divided by the average rentable square feet occupied during the period specified.

        We currently believe that U.S. leasing market conditions are slowly improving, but remain weak in many U.S. markets. Our historical experience, including that of our predecessor, CWH, with respect to properties of the type we own that are majority leased to government tenants has been that government tenants frequently renew leases to avoid the costs and disruptions that may result from relocating their operations. We believe that current budgetary pressures may cause increased demand for leased space by government tenants, as opposed to new buildings built on behalf of government tenants. However, these same increased budgetary pressures faced by the U.S. Government and state governments could also result in a decrease in government sector employment and consolidation of operations into government owned properties thereby reducing their need for leased space.

Accordingly, it is difficult for us to reasonably project what the financial impact of market conditions will be on our financial results for future periods.

        As of December 31, 2011, leases totaling 1,483,325 rentable square feet are scheduled to expire through December 31, 2012. Based upon current market conditions and tenant negotiations for leases scheduled to expire through December 31, 2012, we expect that rental rates we are likely to achieve on new or renewed leases will be, in the aggregate and on a weighted average basis, slightly lower than the rates currently being paid, thereby generally resulting in lower revenue from the same space. However, there can be no assurance that the changes in rental rates we expect will occur or that we will not experience material declines in our rental income due to vacancies upon lease expiration. Prevailing market conditions at the time our leases expire will generally determine lease renewals and rental rates for space in our properties. As of December 31, 2011, lease expirations at our properties by year are as follows (square feet and dollars in thousands):

Year(1)	Expirations of Occupied Square Feet(2)	Percent of Total	Cumulative Percent of Total	Rental Income Expiring(3)	Percent of Total	Cumulative Percent of Total
2012	1,483	17.4%	17.4%	$41,358	19.9%	19.9%
2013	963	11.3%	28.7%	14,948	7.2%	27.1%
2014	457	5.4%	34.1%	9,216	4.4%	31.5%
2015	1,144	13.4%	47.5%	25,639	12.3%	43.8%
2016	602	7.1%	54.6%	15,737	7.6%	51.4%
2017	566	6.7%	61.3%	11,798	5.7%	57.1%
2018	584	6.9%	68.2%	22,543	10.9%	68.0%
2019	1,288	15.1%	83.3%	30,894	14.9%	82.9%
2020	539	6.3%	89.6%	16,053	7.7%	90.6%
2021 and thereafter	882	10.4%	100.0%	19,503	9.4%	100.0%

Total	8,508	100.0%		$207,689	100.0%

Weighted average remaining lease term (in years)	4.7			4.9

(1)
The year of lease expiration is pursuant to current contract terms. Some government tenants have the right to vacate their space before the stated expirations of their leases. As of December 31, 2011, government tenants occupying approximately 12.6% of our rentable square feet and responsible for approximately 8.7% of our annualized rental income as of December 31, 2011 have currently exercisable rights to terminate their leases before the stated expirations. Also in 2012, 2013, 2014, 2015, 2016, 2017, 2018, 2019 and 2020, early termination rights become exercisable by other tenants who currently occupy an additional approximately 3.4%, 4.0%, 2.6%, 0.2%, 6.1%, 0.6%, 1.2%, 1.0% and 0.6% of our rentable square feet, respectively, and contribute an additional approximately 3.1%, 3.7%, 2.8%, 0.3%, 8.9%, 0.7%, 1.5%, 1.7% and 0.7% of our annualized rental income, respectively, as of December 31, 2011. In addition as of December 31, 2011, eight of our state government tenants have the currently exercisable right to terminate their leases if these states do not appropriate rent in their respective annual budgets. These eight tenants occupy approximately 7.7% of our rentable square feet and contribute approximately 7.7% of our annualized rental income as of December 31, 2011.

(2)
Occupied square feet is pursuant to leases existing as of December 31, 2011, and includes (i) space being fitted out for tenant occupancy pursuant to our lease agreements, if any, and (ii) space which is leased, but is not occupied or is being offered for sublease by tenants, if any.

(3)
Rental income is the annualized rents from our tenants pursuant to leases existing as of December 31, 2011, plus estimated expense reimbursements to be paid to us, and excludes lease value amortization.

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

        In December 2011, we acquired an office property located in Salem, OR with 233,358 rentable square feet. This property is 84% leased to five tenants, of which 70% is leased to the State of Oregon and occupied by the Oregon Department of Human Services, the Oregon Department of Justice and the Oregon Employment Department. The purchase price was $30,925, excluding acquisition costs.

        The 16 properties we acquired during the year ended December 31, 2011 were acquired at a range of capitalization rates from 7.1% to 10.2% (weighted average capitalization rate of 8.3%). We calculate the capitalization rate for property acquisitions as the ratio of (x) annual straight line rental income, excluding the impact of above and below market lease amortization, based on leases then in effect at the acquisition date, less estimated annual property operating expenses, excluding depreciation and amortization expense, to (y) the acquisition purchase price, including assumed debt and excluding acquisition costs.

        Our strategy related to property acquisitions and dispositions is described in "Business—Our Growth Strategy" of this Annual Report on Form 10-K. Although we currently have no properties under contract to acquire, we continue to explore and evaluate for possible acquisition additional properties that are majority leased to government tenants; however, we can provide no assurance that we will reach agreements to acquire such properties.

        Although we may sell properties on occasion, we do not currently plan to dispose of any of our properties. Future changes in market conditions or property performance may change our disposition strategy.

Financing Activities (dollar amounts in thousands, except per share amounts)

        In July 2011, we issued 6,500,000 of our common shares in a public offering at a price of $25.40 per share, raising net proceeds of approximately $157,870. We used the net proceeds from this offering to reduce amounts outstanding under our revolving credit facility and for general business purposes, including funding acquisitions.

        In October 2011, we assumed an outstanding mortgage with a balance of $49,395 as part of our Indianapolis, IN office property acquisitions. This note is secured by two of the acquired properties, bears interest at 5.73% and is amortized on a 30 year schedule until maturity in October 2015. We recorded a $857 premium on this assumed debt, which reduced its effective interest rate to 5.24%, because we believed the interest rate payable under this mortgage was above the rate we would have had to pay for debt with the same maturity at the time we assumed this obligation.

        Also in October 2011, we amended our existing $500,000 revolving credit facility to, among other things, increase maximum borrowings under the facility to $550,000, reduce the interest rate on drawings under the facility from LIBOR plus 210 basis points to LIBOR plus 150 basis points, subject to adjustment based on changes to our senior unsecured debt ratings, and extend the maturity date of the facility from October 28, 2013 to October 19, 2015. In addition, our amended revolving credit facility includes a conditional option to extend the stated maturity date by one year to October 19, 2016 as well as includes a feature under which maximum borrowings may be increased to up to $1,100,000 in certain circumstances. Our revolving credit facility agreement contains a number of covenants that restrict our ability to incur debts in excess of calculated amounts, restrict our ability to make distributions under certain circumstances and generally require us to maintain certain financial ratios. We believe we were in compliance with the terms and conditions of our revolving credit facility agreement at December 31, 2011. The weighted average annual interest rate for our revolving credit facility was 2.19% for the year ended December 31, 2011. As of December 31, 2011, we had $345,500 outstanding under our revolving credit facility.

        In January 2012, we entered into a five year $350,000 unsecured term loan. The term loan matures on January 11, 2017, and is prepayable without penalty at any time. In addition, the term loan includes a feature under which maximum borrowings may be increased to up to $700,000 in certain circumstances. The term loan bears interest at a rate of LIBOR plus 175 basis points, subject to adjustment based upon changes to our senior unsecured debt ratings, and covenants identical to those contained in our revolving credit facility. We used the net proceeds of the term loan to repay amounts outstanding under our revolving credit facility and expect to use the balance to fund general business activities, including possible future acquisitions.

RESULTS OF OPERATIONS (dollar amounts in thousands, except per share amounts)

Year Ended December 31, 2011, Compared to Year Ended December 31, 2010

	Comparable Property Results(1) Year Ended December 31,				Consolidated Results Year Ended December 31,
	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change
Rental income	$87,248	$88,444	$(1,196)	(1.4)%	$178,950	$117,219	$61,731	52.7%

Operating expenses:
Real estate taxes	8,878	9,157	(279)	(3.0)%	19,345	12,177	7,168	58.9%
Utility expenses	6,604	6,646	(42)	(0.6)%	15,316	9,064	6,252	69.0%
Other operating expenses	15,083	14,797	286	1.9%	31,784	19,937	11,847	59.4%

Total operating expenses	30,565	30,600	(35)	(0.1)%	66,445	41,178	25,267	61.4%

Net operating income(2)	$56,683	$57,844	$(1,161)	(2.0)%	112,505	76,041	36,464	48.0%

Other expenses
Depreciation and amortization					40,089	24,239	15,850	65.4%
Acquisition related costs					3,504	5,750	(2,246)	(39.1)%
General and administrative					10,898	7,061	3,837	54.3%

Total other expenses					54,491	37,050	17,441	47.1%

Operating income					58,014	38,991	19,023	48.8%
Interest and other income					104	103	1	1.0%
Interest expense (including net amortization of debt premiums and deferred financing fees of $1,045 and $2,283, respectively)					(12,057)	(7,351)	(4,706)	64.0%
Loss on extinguishment of debt					—	(3,786)	3,786	(100.0)%
Equity in earnings (losses) of an investee					139	(1)	140	n/m

Income before income tax expense					46,200	27,956	18,244	65.3%
Income tax expense					(203)	(161)	(42)	26.1%

Net income					$45,997	$27,795	$18,202	65.5%

Weighted average common shares outstanding					43,368	34,341	9,027	26.3%

Net income per common share					$1.06	$0.81	$0.25	30.9%

Calculation of Funds From Operations and Normalized Funds From Operations(3)
Net income					$45,997	$27,795
Depreciation and amortization					40,089	24,239

Funds from operations					86,086	52,034
Acquisition related costs					3,504	5,750
Loss on extinguishment of debt					—	3,786

Normalized funds from operations					$89,590	$61,570

Funds from operations per common share					$1.99	$1.52

Normalized funds from operations per common share					$2.07	$1.79

(1)
Comparable properties consist of 33 properties we owned on December 31, 2011 and which we owned continuously since January 1, 2010.

(2)
We calculate Net Operating Income, or NOI, as shown above. We define NOI as rental income from real estate less our property operating expenses. We consider NOI to be appropriate supplemental information to net income because it helps both investors and management to understand the operations of our properties. We use NOI internally to evaluate individual and company wide property level performance and believe NOI provides useful information to investors regarding our results of operations because it reflects only those income and expense items that are incurred at the property level and may facilitate comparisons of our operating performance between periods. The calculation of NOI excludes certain components of net income in order to provide results that are more closely related to our properties' results of operations. NOI does not represent cash generated by operating activities in accordance with U.S. generally accepted accounting principles, or GAAP and should not be considered as an alternative to net income or cash flow from operating activities, determined in accordance with GAAP, as an indicator of our financial performance or liquidity, nor is NOI necessarily indicative of sufficient cash flow to fund all of our needs. We believe that NOI may facilitate an understanding of our consolidated historical operating results. NOI should be considered in conjunction with net income and cash flow from operating activities as presented in our Consolidated Statements of Income and Consolidated Statements of Cash Flows. Other REITs and real estate companies may calculate NOI differently than we do.

(3)
We calculate Funds from Operations, or FFO, and Normalized FFO as shown above. FFO is calculated on the basis defined by The National Association of Real Estate Investment Trusts, or NAREIT, which is net income, calculated in accordance with GAAP, plus real estate depreciation and amortization. Our calculation of Normalized FFO differs from NAREIT's definition of FFO because we exclude acquisition related costs and loss on early extinguishment of debt, if any. We consider FFO and Normalized FFO to be appropriate measures of performance for a REIT, along with net income and cash flow from operating, investing and financing activities. We believe that FFO and Normalized FFO provide useful information to investors because by excluding the effects of certain historical amounts, such as depreciation expense, FFO and Normalized FFO can facilitate a comparison of operating performances between periods. FFO and Normalized FFO are among the factors considered by our Board of Trustees when determining the amount of distributions to our shareholders. Other factors include, but are not limited to, requirements to maintain our status as a REIT, limitations in our revolving credit facility, the availability of debt and equity capital to us and our expectation of our future capital requirements and operating performance. FFO and Normalized FFO do not represent cash generated by operating activities in accordance with GAAP and should not be considered as alternatives to net income or cash flow from operating activities, determined in accordance with GAAP or as indicators of our financial performance or liquidity, nor are these measures necessarily indicative of sufficient cash flow to fund all of our needs. We believe that FFO and Normalized FFO may facilitate an understanding of our consolidated historical operating results. These measures should be considered in conjunction with net income and cash flow from operating activities as presented in our Consolidated Statements of Income and Consolidated Statements of Cash Flows. Other REITs and real estate companies may calculate FFO and Normalized FFO differently than we do.

        Rental income.    The increase in rental income primarily reflects the effects of our property acquisitions since January 1, 2010. Rental income includes non-cash straight line rent adjustments totaling approximately $1,729 in 2011 and ($5) in 2010 and amortization of acquired leases and assumed lease obligations totaling approximately ($498) in 2011 and ($34) in 2010. Rental income for the comparable properties decreased primarily due to a decrease in occupancy at one of our properties and lower real estate tax expense recoveries at certain of our properties.

        Real estate taxes.    The increase in real estate taxes primarily reflects the effects of property acquisitions since January 1, 2010. Real estate taxes for the comparable properties decreased primarily due to the effects of lower assessed values from successful property tax appeals at certain of our properties.

        Utility expenses.    The increase in utility expenses primarily reflects the effects of property acquisitions since January 1, 2010. Utility expenses for the comparable properties were essentially unchanged between 2011 and 2010.

        Other operating expenses.    The increase in other operating expenses primarily reflects the increase in property management costs, cleaning expenses and repair and maintenance expense as a result of our property acquisitions since January 1, 2010. Other operating expenses for the comparable properties increased primarily due to increased repair and maintenance costs at certain of our properties.

        Depreciation and amortization.    The increase in depreciation and amortization reflects the effect of our property acquisitions and improvements made to certain of our properties since January 1, 2010.

        Acquisition related costs.    Acquisition related costs represent legal and other due diligence costs incurred in connection with our acquisition activity during 2011 and 2010.

        General and administrative.    The increase in general and administrative expense primarily reflects the effect of our property acquisitions since January 1, 2010.

        Interest and other income.    Interest and other income is essentially unchanged between 2011 and 2010.

        Interest expense.    The increase in interest expense reflects a larger average outstanding balance under our revolving credit facility in 2011 compared to 2010 and interest expense related to the mortgage notes we assumed in connection with certain of our 2010 and 2011 acquisitions, partially offset by a lower weighted average interest rate for borrowings under our revolving credit facility in 2011.

        Loss on extinguishment of debt.    The loss on extinguishment of debt is the result of our write off of unamortized financing costs associated with the early termination of our $250,000 secured revolving credit facility in 2010.

        Equity in earnings (losses) of investee.    Equity in earnings (losses) of an investee represent our proportionate share of earnings (losses) from our investment in AIC.

        Income tax expense.    The increase in income tax expense is a result of our higher operating income in 2011 compared to 2010 which is subject to state income taxes in certain jurisdictions.

        Net income.    Our net income for the year ended December 31, 2011 increased as compared to the year ended December 31, 2010 as a result of the changes noted above. On a per share basis, the percentage increase in net income is lower due to our issuance of common shares in 2010 and 2011.

Year Ended December 31, 2010, Compared to Year Ended December 31, 2009

	Comparable Property Results(1) Year Ended December 31,				Consolidated Results Year Ended December 31,
	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
Rental income	$76,498	$78,120	$(1,622)	(2.1)%	$117,219	$79,161	$38,058	48.1%

Operating expenses:
Real estate taxes	7,663	8,402	(739)	(8.8)%	12,177	8,546	3,631	42.5%
Utility expenses	6,254	6,323	(69)	(1.1)%	9,064	6,325	2,739	43.3%
Other operating expenses	12,602	12,326	276	2.2%	19,937	12,436	7,501	60.3%

Total operating expenses	26,519	27,051	(532)	(2.0)%	41,178	27,307	13,871	50.8%

Net operating income	$49,979	$51,069	$(1,090)	(2.1)%	76,041	51,854	24,187	46.6%

Other expenses
Depreciation and amortization					24,239	15,172	9,067	59.8%
Acquisition related costs					5,750	1,032	4,718	457.2%
General and administrative					7,061	4,058	3,003	74.0%

Total other expenses					37,050	20,262	16,788	82.9%

Operating income					38,991	31,592	7,399	69.6%
Interest and other income					103	53	50	350.0%
Interest expense (including net amortization of debt premiums and deferred financing fees of $2,283 and $1,551, respectively)					(7,351)	(5,556)	(1,795)	32.3%
Loss on extinguishment of debt					(3,786)	—	(3,786)	n/m
Equity in earnings of an investee					(1)	(15)	14	(93.3)%

Income before income tax expense					27,956	26,074	1,882	7.2%
Income tax expense					(161)	(93)	(68)	73.1%

Net income					$27,795	$25,981	$1,814	7.0%

Weighted average common shares outstanding					34,341	15,082	19,259	127.7%

Net income per common share					$0.81	$1.72	$0.08	43.6%

Calculation of Funds From Operations and Normalized Funds From Operations
Net income					$27,795	$25,981
Depreciation and amortization					24,239	15,172

Funds from operations					52,034	41,153
Acquisition related costs					5,750	1,032

Normalized funds from operations					$57,784	$42,185

Funds from operations per common share					$1.52	$2.73

Normalized funds from operations per common share					$1.68	$2.80

(1)
Comparable properties consist of 29 properties we owned on December 31, 2011 and which we or our predecessor owned continuously since January 1, 2009.

        Rental income.    The increase in rental income primarily reflects the effects of our property acquisitions since January 1, 2009. Rental income includes non-cash straight line rent adjustments totaling approximately ($5) in 2010 and ($452) in 2009 and amortization of acquired leases and assumed lease obligations totaling approximately ($34) in 2010 and $281 in 2009. Rental income for the comparable properties decreased primarily due to a decrease in construction fee income in 2010 and lower real estate tax expense recoveries at certain of our properties in 2010.

        Real estate taxes.    The increase in real estate taxes primarily reflects the effects of property acquisitions since January 1, 2009. Real estate taxes for the comparable properties decreased due primarily to the effects of lower assessed values from successful property tax appeals at certain of our properties.

        Utility expenses.    The increase in utility expenses primarily reflects the effects of property acquisitions since January 1, 2009. Utility expenses for the comparable properties decreased primarily as a result of decreased tenant usage as a result of our energy initiatives at certain of our properties.

        Other operating expenses.    The increase in other operating expenses primarily reflects the increase in property management costs, cleaning expenses and repair and maintenance expense as a result of our property acquisitions since January 1, 2009. Other operating expenses for the comparable properties increased primarily as a result of higher cleaning and building repair costs at certain of our properties.

        Depreciation and amortization.    The increase in depreciation and amortization reflects the effect of our property acquisitions and improvements made to certain of our properties since January 1, 2009.

        Acquisition related costs.    Acquisition related costs represent legal and other due diligence costs incurred in connection with our acquisition activity during 2010 and 2009.

        General and administrative.    The increase in general and administrative expense primarily reflects the effect of our property acquisitions since January 1, 2009 and the difference between our costs for legal, accounting, trustees fees, internal audit expenses for the 2009 period, share grant awards and other administrative expenses during most of the first half of 2010 compared to our allocation of general and administrative expense from CWH prior to our becoming a separate public company in June 2009.

        Interest and other income.    The increase in interest and other income is the result of our having a higher average amount of investable cash during 2010.

        Interest expense.    The increase in interest expense reflects larger outstanding borrowings under our revolving credit facilities in 2010 compared to 2009 and interest expense related to the three mortgages we assumed in connection with certain of our 2010 acquisitions, partially offset by a lower weighted average interest rate for borrowings under our revolving credit facilities in 2010.

        Loss on extinguishment of debt.    The loss on extinguishment of debt is the result of our write off of unamortized financing costs associated with the early termination of our $250,000 secured revolving credit facility in 2010.

        Equity in losses of investee.    The equity in losses of investee represents our proportionate share of the losses from our investment in AIC.

        Income tax expense.    The increase in income tax expense is a result of our higher operating income in 2010 compared to 2009 which is subject to state income taxes in certain jurisdictions.

        Net income.    Our net income for the year ended December 31, 2010 increased as compared to the year ended December 31, 2009 as a result of the changes noted above. On a per share basis, the percentage increase in net income is lower due to our issuance of common shares in 2009 and 2010.

LIQUIDITY AND CAPITAL RESOURCES

Our Operating Liquidity and Resources (dollar amounts in thousands).

        Our principal source of funds to meet operating expenses and pay distributions on our common shares is rental income from our properties. We believe that our operating cash flow will be sufficient to pay our operating expenses, debt service and distributions on our common shares for the next

12 months and the foreseeable future thereafter. Our future cash flows from operating activities will depend primarily upon our ability to:

  •
  maintain or increase the occupancy of, and the rental rates at, our properties;

  •
  control operating cost increases at our properties; and

  •
  purchase additional properties which produce positive cash flows from operations.

        We generally do not intend to purchase "turn around" properties, or properties which do not generate positive cash flows. Our future purchases of properties which generate positive cash flow cannot be accurately projected because such purchases depend upon available opportunities which come to our attention and upon our ability to successfully acquire such properties.

        Our changes in cash flows in the year ended December 31, 2011 compared to the year ended December 31, 2010 were as follows: (i) cash flow provided by operating activities increased from $55,224 in 2010 to $80,487 in 2011; (ii) cash used in investment activities decreased from $390,768 in 2010 to $390,551 in 2011; and (iii) cash provided by financing activities decreased from $336,503 in 2010 to $310,899 in 2011.

        The increase in cash provided by operating activities for the year ended December 31, 2011 as compared to the corresponding prior year period was due primarily to increased operating cash flow from our acquisitions of properties after January 1, 2010 and changes in our working capital. The decrease in cash used in investing activities for the year ended December 31, 2011 as compared to the corresponding prior year period was due primarily to our acquisition of 22 properties during the 2010 period as compared to our acquisition of 16 properties during the 2011 period, partially offset by higher average purchase prices for our 2011 property acquisitions. The decrease in cash provided by financing activities for the year ended December 31, 2011 as compared to the corresponding prior year period was due primarily to decreased net proceeds we received from the public offering of our common shares during the 2011 period as compared to the corresponding prior year period, partially offset by our increased borrowings under our revolving credit facility to fund acquisitions and an increase in distributions paid to common shareholders during the 2011 period.

Our Investment and Financing Liquidity and Resources (dollar amounts in thousands, except per share amounts).

        In order to fund acquisitions and to accommodate cash needs that may result from timing differences between our receipt of rents and our desire or need to make distributions or pay operating or capital expenses, we maintain an revolving credit facility from a syndicate of financial institutions. In October 2011, we amended our revolving credit facility to, among other things, increase maximum borrowings under the facility from $500,000 to $550,000, reduce the interest rate on drawings under the facility and extend the maturity date of the facility from October 28, 2013 to October 19, 2015. In addition, our amended revolving credit facility includes a conditional option to extend the stated maturity date by one year to October 19, 2016 as well as includes a feature under which maximum borrowings may be increased to up to $1,100,000 in certain circumstances. At December 31, 2011 and February 22, 2012, $345,500 and $0, respectively, was outstanding and $204,500 and $550,000, respectively, was available for borrowing under our revolving credit facility.

        We currently expect to use cash balances, borrowings under our revolving credit facility and net proceeds from offerings of equity or debt securities to fund our future operations, distributions to our shareholders and any future property acquisitions. When significant amounts are outstanding under our revolving credit facility or the maturity date of that credit facility or our other debts approach, we intend to explore alternatives for repaying or refinancing such amounts. Such alternatives may include incurring term debt, issuing new equity securities and extending the maturity date of our revolving credit facility. Although we can provide no assurance that we will be successful in consummating any particular type of financing, we believe that we will have access to financing, such as debt and equity offerings, to fund future acquisitions and capital expenditures and to pay our obligations. We have an effective shelf registration statement that allows us to issue public securities on an expedited basis, but it does not assure that there will be buyers for such securities.

        In January 2012, we entered into a five year $350,000 unsecured term loan. The term loan matures on January 11, 2017, and is prepayable at any time. In addition, the term loan includes a feature under which maximum borrowings may be increased to up to $700,000 in certain circumstances. We used the net proceeds of the term loan to repay amounts outstanding under our revolving credit facility and expect to use the balance to fund general business activities, including possible future acquisitions.

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

        On February 23, 2011 we paid a $0.41 per share distribution to our common shareholders. On May 24, 2011, August 24, 2011 and November 22, 2011 we paid a $0.42 per share distribution to our common shareholders. We funded these distributions using existing cash balances and borrowings under our revolving credit facility. On January 9, 2012, we declared a distribution payable to common shareholders of record on January 26, 2012, in the amount of $0.42 per share. We expect to pay this distribution on or about February 24, 2012.

        During the years ended December 31, 2011 and 2010, cash expenditures made and capitalized at our properties for tenant improvements, leasing costs, building improvements and development and redevelopment activities were as follows:

	Year Ended December 31,
	2011	2010
Tenant improvements	$1,151	$1,327
Leasing costs	$2,702	$137
Building improvements(1)	$2,473	$2,282
Development, redevelopment and other activities(2)	$2,945	$970

(1)
Building improvements generally include expenditures to replace obsolete building components and expenditures that extend the useful life of our properties.

(2)
Development, redevelopment and other activities generally include non-recurring expenditures that we believe increase the value of our properties.

        Leases totaling 739,530 rentable square feet expired during the year ended December 31, 2011. During the year ended December 31, 2011 we entered into leases totaling 679,300 rentable square feet, which includes lease renewals of 650,988 rentable square feet. The weighted average rental rates for leases of 629,754 rentable square feet entered into with government tenants during the year ended December 31, 2011 decreased by 0.3%, when compared to the weighted average rental rates previously charged for the same space. The weighted average rental rates for leases of 49,546 rentable square feet entered into with non-government tenants during the year ended December 31, 2011 decreased by 15.7% when compared to the weighted average rental rates previously charged for the same space.

        In connection with leases entered into during the year ended December 31, 2011, we have committed to fund future expenditures as follows (dollars in thousands, except per square foot amounts):

	New Leases	Lease Renewals	Total
Rentable square feet leased during the period	28,312	650,988	679,300
Total commitments for tenant improvements and leasing costs	$570	$4,549	$5,119
Leasing cost per rentable square foot	$20.13	$6.99	$7.54
Average lease term (years)	5.9	9.6	9.4
Leasing costs per rentable square foot per year	$3.43	$0.73	$0.80

        As of December 31, 2011, our contractual obligations were as follows (dollars in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Long term debt obligations	$438,270	$1,793	$52,696	$372,931	$10,850
Tenant related obligations(1)	10,004	9,129	875	—	—
Projected interest expense(2)	56,551	12,100	35,001	9,026	424

Total	$504,825	$23,022	$88,572	$381,957	$11,274

(1)
Committed tenant related obligations include leasing commissions and tenant improvements and are based on leases executed through December 31, 2011.

(2)
Projected interest expense is attributable to only our long term debt obligations as of December 31, 2011 at existing rates and is not intended to project future interest costs which may result from debt prepayments, new debt issuances or changes in interest rates.

Off Balance Sheet Arrangements

        As of December 31, 2011, we had no off balance sheet arrangements that have had or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Debt Covenants (dollars in thousands)

        Our principal debt obligations at December 31, 2011 were our $550,000 revolving credit facility and four secured mortgage loans assumed in connection with certain of our acquisitions. Our mortgage loans are non-recourse and do not contain any material financial covenants. Our revolving credit facility agreement and our term loan agreement, which we entered into on January 12, 2012, contains a number of covenants which restrict our ability to incur debts in excess of calculated amounts, restrict our ability to make distributions under certain circumstances and generally require us to maintain certain financial ratios. Our revolving credit facility provides for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default or upon a change of control, including a change in our management by RMR. We believe we were in compliance with all of our covenants under our revolving credit facility agreement at December 31, 2011.

Related Person Transactions (dollars in thousands)

        We have relationships among us, our Trustees, our executive officers, RMR, CWH, AIC and other companies to which RMR provides management services and others affiliated with or related to them. For example, we have no employees; personnel and various services we require to operate our business are provided to us by RMR pursuant to management agreements. Also, as a further example, we have relationships with other companies to which RMR provides management services and which have trustees, directors and officers who are also Trustees, directors or officers of ours or RMR, including CWH, our former parent, which is our largest shareholder and from which we have previously purchased properties that are majority leased to government tenants; and AIC, an Indiana insurance company, which we, RMR, CWH, HPT, SNH, FVE and TA each currently own approximately 14.29% of, and with respect to which we and the other shareholders of AIC have property insurance in place providing $500,000 of coverage pursuant to an insurance program arranged by AIC and with respect to which AIC is a reinsurer of certain coverage amounts. For further information about these and other such relationships and related person transactions and about the risks which may arise as a result of those and other related person transactions and relationships, see Note 5 to our Consolidated Financial Statements included in Item 15 of this Annual Report on Form 10-K, which is incorporated herein by reference. In addition, for more information about these transactions and relationships, see elsewhere in this report, including "Warning Concerning Forward Looking Statements" and the "Risk Factors" section for a description of risks which may arise from these transactions and relationships. Descriptions of our agreements with RMR, CWH and AIC in this Annual Report on Form 10-K are summaries and are qualified in their entirety by the terms of the agreements which are among the exhibits listed in Item 15 of this Annual Report on Form 10-K and incorporated herein by reference. In addition, copies of certain of those agreements are filed with the SEC and may be obtained from the SEC's website at www.sec.gov.

        We believe that our agreements with RMR, CWH and AIC are on commercially reasonable terms. We also believe that our relationships with RMR, CWH and AIC and their affiliated and related persons and entities benefit us, and, in fact, provide us with competitive advantages in operating and growing our business.

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

        We compute depreciation expense using the straight line method over estimated useful lives of up to 40 years for buildings and improvements, and up to 12 years for personal property. We do not depreciate the allocated cost of land. We amortize capitalized above market lease values as a reduction to rental income over the terms of the respective leases. We amortize capitalized below market lease values as an increase to rental income over the terms of the respective leases. We amortize the value of acquired in place leases exclusive of the value of above market and below market acquired in place leases to expense over the periods of the respective leases. If a lease is terminated prior to its stated expiration, all unamortized amounts relating to that lease are written off. Purchase price allocations require us to make certain assumptions and estimates. Incorrect assumptions and estimates may result in inaccurate depreciation and amortization charges over future periods.

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

        To mitigate the adverse impact of any increased cost of debt capital in the event of material inflation, we may enter into interest rate hedge arrangements in the future, but we have no present intention to do so. The decision to enter into these agreements will be based on various factors, including the amount of our floating rate debt outstanding, our belief that material interest rate increases are likely to occur, the costs of and our expected benefit from these agreements and upon requirements of our borrowing arrangements.

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

        At December 31, 2011, our outstanding fixed rate debt included the following:

Debt	Principal Balance	Annual Interest Rate(1)	Annual Interest Expense	Maturity	Interest Payments Due
Mortgage	$24,713	6.21%	$1,556	2016	Monthly
Mortgage	9,210	8.15%	751	2021	Monthly
Mortgage	9,555	7.00%	669	2019	Monthly
Mortgage	49,292	5.73%	2,864	2015	Monthly

	$92,770		$5,840

(1)
The principal balances and interest rates are the amounts determined pursuant to the contracts. In accordance with GAAP, our carrying values and recorded interest expense may differ from these amounts because of market conditions at the time we assumed these debts. For more information, see Note 7 to our Consolidated Financial Statements included in Item 15 of this Annual Report on Form 10-K.

        Because these debts bear interest at a fixed rate, changes in market interest rates during the term of these debts will not affect our operating results. If these debts are refinanced at interest rates which are 10% higher or lower than shown above, our per annum interest cost would increase or decrease by approximately $584.

        Changes in market interest rates also affect the fair value of our fixed rate debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt. Based on the balances outstanding at December 31, 2011, and discounted cash flow analysis through the maturity date of our fixed rate debt obligations, a hypothetical immediate 10% change in interest rates would change the fair value of those obligations by approximately $1,149.

        As of December 31, 2011, we had $345,500 drawn and $204,500 available under our revolving credit facility. Our revolving credit facility matures on October 19, 2015, and subject to meeting certain conditions and the payment of a fee, we may extend the facility for one year to October 19, 2016. We may make repayments and drawings under our revolving credit facility at any time without penalty. Borrowings under our revolving credit facility are in U.S. dollars and will accrue interest at LIBOR plus a spread which varies depending on our senior unsecured debt ratings. In addition, upon renewal or refinancing of our revolving credit facility, we are vulnerable to increases in credit spreads due to market conditions. A change in interest rates generally would not affect the value of our floating rate debt but would affect our operating results. For example, the interest rate payable on our revolving credit facility at December 31, 2011 was 1.80%. The following table presents the impact a 10% change in interest rates would have on our annual floating rate interest expense at December 31, 2011:

	Impact of Changes in Interest Rates
	Interest Rate	Outstanding Debt	Total Interest Expense Per Year
At December 31, 2011	1.800%	$345,500	$6,305
10% increase	1.980%	345,500	6,936
10% reduction	1.620%	345,500	5,675

        The following table presents the impact a 10% change in interest rates would have on our annual floating rate interest expense at December 31, 2011 if we were fully drawn on our revolving credit facility:

	Impact of Changes in Interest Rates
	Interest Rate	Outstanding Debt	Total Interest Expense Per Year
At December 31, 2011	1.800%	$550,000	$10,038
10% increase	1.980%	550,000	11,041
10% reduction	1.620%	550,000	9,034

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

        In January 2012, we entered into a $350,000 unsecured term loan that matures on January 11, 2017 and is prepayable without penalty at any time. Interest on the term loan is at LIBOR plus a spread based on our senior unsecured debt ratings, and therefore we are exposed to the same risks associated with market changes in interest rates with respect to our term loan as with our revolving credit facility.

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

        There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

        Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on our assessment, we believe that, as of December 31, 2011, our internal control over financial reporting is effective.

        Ernst & Young LLP, the independent registered public accounting firm that audited our 2011 consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting. Its report appears elsewhere herein.

Item 9B.    Other Information

        On February 21, 2012, our Board of Trustees adopted amended and restated bylaws of the Company, effective that same day. The amended and restated bylaws now provide that in an uncontested election for Trustees, a plurality of all the votes cast at a meeting of shareholders duly called and at which a quorum is present shall be sufficient to elect a Trustee. Prior to this amendment, the bylaws required a majority of all the votes cast at a meeting of shareholders duly called and at which a quorum is present to elect a Trustee in an uncontested election.

        A copy of the amended and restated bylaws is attached as Exhibit 3.2 and which amended and restated bylaws are incorporated herein by reference. In addition, a marked copy of the Company's amended and restated bylaws indicating changes made to the Company's bylaws as they existed immediately prior to the adoption of those amended and restated bylaws is attached as Exhibit 3.3.

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

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Equity Compensation Plan Information.    We may grant our common shares to our officers and other employees of RMR under our equity compensation plan adopted in 2009, or the 2009 Plan. In addition, each of our trustees receives 2,000 common shares per year under the 2009 Plan as part of his or her annual compensation for serving as a trustee. The terms of grants made under the 2009 Plan are determined by our Board of Trustees, or a committee thereof, at the time of the grant. The following table is as of December 31, 2011.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders—2009 Plan	None.	None.	1,873,350(1)
Equity compensation plans not approved by security holders	None.	None.	None.
Total	None.	None.	1,873,350(1)

(1)
Pursuant to the terms of the 2009 Plan, in no event shall the number of common shares issued under the 2009 Plan exceed 2,000,000. Since the 2009 Plan was established, 126,650 share awards have been granted.

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

(b)
Exhibits

Exhibit Number	Description
2.1	Real Estate Sale Contract, dated as of May 24, 2011, between 305 BRG-IMICO LLC (f/k/a 305 BRG-Intell LLC), as Seller, and the Company, as Purchaser. (Incorporated by reference to the Company's Current Report on Form 8-K dated May 31, 2011.)
3.1
Composite Copy of Amended and Restated Declaration of Trust, dated June 8, 2009, as amended to date. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.)
3.2	Amended and Restated Bylaws of the Company, adopted February 21, 2012. (Filed herewith.)
3.3	Amended and Restated Bylaws of the Company, adopted February 21, 2012 (marked copy). (Filed herewith.)
4.1	Form of Common Share Certificate. (Incorporated by reference to Amendment No. 2 to the Company's Registration Statement on Form S-11/A, File No. 333-157455.)
8.1	Opinion of Sullivan & Worcester LLP as to certain tax matters. (Filed herewith.)
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

Exhibit Number	Description
10.3	First Amendment to Credit Agreement, dated as of October 18, 2011, among the Company, Wells Fargo Bank, National Association, as Administrative Agent, Bank of America, N.A., as Syndication Agent, and the other parties thereto. (Incorporated by reference to the Company's Current Report on Form 8-K dated October 19, 2011.)
10.4
Term Loan Agreement dated as of January 12, 2012, among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and each of the other financial institutions initially a signatory thereto. (Incorporated by reference to the Company's Current Report on Form 8-K dated January 19, 2012.)
10.5
Amended and Restated Business Management Agreement, dated as of October 31, 2011, between the Company and Reit Management & Research LLC.(+) (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.)
10.6
Amended and Restated Property Management Agreement, dated as of January 11, 2011, between the Company and Reit Management & Research LLC.(+) (Incorporated by reference to the Company's Current Report on Form 8-K dated January 14, 2011.)
10.7	2009 Incentive Share Award Plan.(+) (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.)
10.8	Form of Restricted Share Agreement.(+) (Incorporated by reference to the Company's Current Report on Form 8-K dated September 17, 2010.)
10.9	Representative form of Indemnification Agreement.(+) (Incorporated by reference to the Company's Current Report on Form 8-K dated January 10, 2011.)
10.10	Summary of Trustee Compensation.(+) (Incorporated by reference to the Company's Current Report on Form 8-K dated May 18, 2011.)
10.11
Amended and Restated Shareholders Agreement, dated December 16, 2009, among Affiliates Insurance Company, Five Star Quality Care, Inc., Hospitality Properties Trust, HRPT Properties Trust, Senior Housing Properties Trust, TravelCenters of America LLC, Reit Management & Research LLC and the Company. (Incorporated by reference to the Company's Current Report on Form 8-K dated December 17, 2009.)
10.12
Purchase and Sale Agreement, dated June 14, 2010, between the Company, as Purchaser, and Hub Realty Funding, Inc., as Seller (with respect to the property located at 711 S. 14th Avenue, Safford, AZ). (Incorporated by reference to the Company's Current Report on Form 8-K dated June 18, 2010.)
10.13
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
101.1
The following materials from the Company's Annual Report on Form 10-K for the year ended December 31, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Shareholders' Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these financial statements, tagged as blocks of text. (Furnished herewith.)

(+)
Management contract or compensatory plan or arrangement.

 Report of Independent Registered Public Accounting Firm

To the Trustees and Shareholders of Government Properties Income Trust

        We have audited the accompanying consolidated balance sheets of Government Properties Income Trust (the "Company") as of December 31, 2011 and 2010, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Government Properties Income Trust at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Government Properties Income Trust's internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Boston, Massachusetts February 23, 2012

 Report of Independent Registered Public Accounting Firm

To the Trustees and Shareholders of Government Properties Income Trust

        We have audited Government Properties Income Trust's internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Government Properties Income Trust's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Assessment of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, Government Properties Income Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2011 consolidated financial statements of Government Properties Income Trust and our report dated February 23, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Boston, Massachusetts February 23, 2012

GOVERNMENT PROPERTIES INCOME TRUST

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	December 31,
	2011	2010
ASSETS
Real estate properties:
Land	$224,674	$143,774
Buildings and improvements	1,129,994	833,719

	1,354,668	977,493
Accumulated depreciation	(156,618)	(131,046)

	1,198,050	846,447
Acquired real estate leases, net	117,596	60,097
Cash and cash equivalents	3,272	2,437
Restricted cash	1,736	1,548
Rents receivable, net	29,000	19,200
Deferred leasing costs, net	3,074	1,002
Deferred financing costs, net	5,550	3,935
Other assets, net	10,297	16,622

Total assets	$1,368,575	$951,288

LIABILITIES AND SHAREHOLDERS' EQUITY
Revolving credit facility	$345,500	$118,000
Mortgage notes payable	95,383	46,428
Accounts payable and accrued expenses	20,691	14,436
Due to related persons	4,071	1,348
Assumed real estate lease obligations, net	11,262	13,679

Total liabilities	476,907	193,891

Commitments and contingencies
Shareholders' equity:
Common shares of beneficial interest, $.01 par value: 70,000,000 shares authorized, 47,051,650 and 40,500,800 shares issued and outstanding, respectively	471	405
Additional paid in capital	935,438	776,913
Cumulative net income	87,333	41,336
Cumulative other comprehensive income	77	2
Cumulative common distributions	(131,651)	(61,259)

Total shareholders' equity	891,668	757,397

Total liabilities and shareholders' equity	$1,368,575	$951,288

See accompanying notes.

GOVERNMENT PROPERTIES INCOME TRUST

CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except per share data)

	Year Ended December 31,
	2011	2010	2009
Rental income	$178,950	$117,219	$79,161

Expenses:
Real estate taxes	19,345	12,177	8,546
Utility expenses	15,316	9,064	6,325
Other operating expenses	31,784	19,937	12,436
Depreciation and amortization	40,089	24,239	15,172
Acquisition related costs	3,504	5,750	1,032
General and administrative	10,898	7,061	4,058

Total expenses	120,936	78,228	47,569

Operating income	58,014	38,991	31,592
Interest and other income	104	103	53
Interest expense (including net amortization of debt premiums and deferred financing fees of $1,045, $2,283 and $1,551, respectively)	(12,057)	(7,351)	(5,556)
Loss on extinguishment of debt	—	(3,786)	—
Equity in earnings (losses) of an investee	139	(1)	(15)

Income before income tax expense	46,200	27,956	26,074
Income tax expense	(203)	(161)	(93)

Net income	$45,997	$27,795	$25,981

Weighted average common shares outstanding	43,368	34,341	15,082

Net income per common share	$1.06	$0.81	$1.72

See accompanying notes.

GOVERNMENT PROPERTIES INCOME TRUST

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(amounts in thousands, except share data)

	Ownership Interest	Number of Shares	Common Shares	Cumulative Common Distributions	Additional Paid In Capital	Cumulative Other Comprehensive Income	Cumulative Net Income	Total
Balance at December 31, 2008	$413,453	—	$—	$—	$—	$—	$—	$413,453
Issuance of shares, net	—	21,450,000	215	—	357,377	—	—	357,592
Share grants	—	31,350	—	—	250	—	—	250
Net income	12,440	—	—	—	—	—	13,541	25,981
Distributions to common shareholders	(425,893)	—	—	(19,333)	—	—	—	(445,226)

Balance at December 31, 2009	—	21,481,350	215	(19,333)	357,627	—	13,541	352,050
Issuance of shares, net	—	18,975,000	190	—	418,740	—	—	418,930
Share grants	—	44,450	—	—	546	—	—	546
Unrealized gain on investment in AIC	—	—	—	—	—	2	—	2
Net income	—	—	—	—	—	—	27,795	27,795

Total comprehensive income	—	—	—	—	—	—	—	27,797

Distributions to common shareholders	—	—	—	(41,926)	—	—	—	(41,926)

Balance at December 31, 2010	—	40,500,800	405	(61,259)	776,913	2	41,336	757,397
Issuance of shares, net	—	6,500,000	65	—	157,805	—	—	157,870
Share grants	—	50,850	1	—	720	—	—	721
Unrealized gain on investment in AIC	—	—	—	—	—	75	—	75
Net income	—	—	—	—	—	—	45,997	45,997

Total comprehensive income	—	—	—	—	—	—	—	46,072

Distributions to common shareholders	—	—	—	(70,392)	—	—	—	(70,392)

Balance at December 31, 2011	$—	47,051,650	$471	$(131,651)	$935,438	$77	$87,333	$891,668

See accompanying notes.

GOVERNMENT PROPERTIES INCOME TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Year Ended December 31,
	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$45,997	$27,795	$25,981
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	26,886	19,180	13,562
Net amortization of debt premium and deferred financing fees	1,045	2,283	1,551
Straight line rental income	(1,729)	5	452
Amortization of acquired real estate leases	13,071	4,627	894
Amortization of deferred leasing costs	630	465	436
Share based compensation expense	763	742	357
Loss on extinguishment of debt	—	3,786	—
Equity in (earnings) losses of an investee	(139)	1	15
Change in assets and liabilities:
(Increase) decrease in restricted cash	(188)	(1,548)	1,334
(Increase) decrease in deferred leasing costs	(2,702)	(137)	(9)
(Increase) decrease in rents receivable	(8,071)	(5,661)	(7,450)
(Increase) decrease in due from related persons	—	103	(103)
(Increase) decrease in other assets	(1,708)	(1,361)	(214)
Increase (decrease) in accounts payable and accrued expenses	3,909	4,433	1,358
Increase (decrease) in due to related persons	2,723	511	837

Cash provided by operating activities	80,487	55,224	39,001

CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate acquisitions	(387,491)	(384,375)	(95,527)
Real estate improvements	(3,060)	(6,317)	(3,451)
Investment in Affiliates Insurance Company	—	(76)	(5,134)

Cash used in investing activities	(390,551)	(390,768)	(104,112)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common shares, net	157,870	418,930	205,510
Repayment of mortgage notes payable	(1,005)	(571)	(134)
Borrowings on revolving credit facility	472,500	335,000	382,000
Repayments on revolving credit facility	(245,000)	(361,375)	(237,625)
Financing fees	(3,074)	(4,962)	(6,755)
Distributions to common shareholders	(70,392)	(50,519)	(10,741)
Equity distributions	—	—	(265,763)

Cash provided by financing activities	310,899	336,503	66,492

Increase in cash and cash equivalents	835	959	1,381
Cash and cash equivalents at beginning of year	2,437	1,478	97

Cash and cash equivalents at end of year	$3,272	$2,437	$1,478

Supplemental cash flow information
Interest paid	$10,309	$4,333	$3,918
Income taxes paid	72	145	—
Non-cash operating activities
Equity distributions	$—	$—	$8,047
Non-cash investing activities
Real estate acquisitions funded with the assumption of mortgage debt	(49,395)	(44,951)	—
Non-cash financing activities
Assumption of mortgage debt	$49,395	$44,951	$—
Issuance of common shares under equity compensation plan	(721)	(546)	(250)

See accompanying notes.

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

Note 1. Organization

        Government Properties Income Trust, or GOV, the Company, we or us, was organized as a real estate investment trust, or REIT, under Maryland law in February 2009 as a wholly owned subsidiary of CommonWealth REIT, or CWH. At the time of our organization, we issued 9.95 million of our common shares of beneficial interest, par value $.01 per share, or our common shares, to CWH. Although we did not exist until February 17, 2009 and thereafter we were a wholly owned consolidated subsidiary of CWH until June 8, 2009, these consolidated financial statements are presented as if we were a legal entity separate from CWH for those periods we were not in existence or were a subsidiary of CWH. As a result, for certain periods presented, we and our 29 initial properties, or the Initial Properties, were wholly owned by CWH. On April 24, 2009, we acquired 100% ownership of our Initial Properties by means of a contribution from CWH to one of our subsidiaries. On June 8, 2009, or the Closing Date, we closed on our initial public offering, or IPO, and we became a separate publicly owned company.

        As of December 31, 2011, we owned 71 properties, or the Properties, located in 29 states and the District of Columbia containing approximately 9.0 million rentable square feet.

Note 2. Summary of Significant Accounting Policies

        Basis of Presentation.    Prior to our IPO, CWH directly or indirectly wholly owned us, and we have presented applicable transactions at CWH's historical basis. Historically, substantially all of the rental income received by CWH from tenants at our properties were deposited in and commingled with CWH's general funds. CWH paid certain capital investments and other cash requirements of our properties and us, and CWH allocated general and administrative costs to our properties and us based on its historical costs of our properties as a percentage of CWH's historical cost of all of CWH's properties until the Closing Date. Thereafter, we have recorded general and administrative expenses at our direct cost. We believe that CWH's method for allocating general and administrative expenses prior to the Closing Date is reasonable.

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

        Real Estate Properties.    As required by U.S. generally accepted accounting principles, or GAAP, we have generally adopted the accounting treatment and policies for our properties and business which were previously employed by CWH. We record our Initial Properties at cost to CWH and our other properties at our cost and provide depreciation on real estate investments on a straight line basis over estimated useful lives ranging up to 40 years. We and CWH estimated the purchase price allocations and the useful lives of our properties. In some circumstances, we and CWH engaged independent real estate appraisal firms to provide market information and evaluations which are relevant to our

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

Note 2. Summary of Significant Accounting Policies (Continued)

purchase price allocations and determinations of useful lives; however, we are ultimately responsible for the purchase price allocations and determinations of useful lives.

        We and CWH allocated the purchase prices of our properties to land, building and improvements based on determinations of the relative fair values of these assets assuming the properties are vacant. We and CWH determined the fair value of each property using methods similar to those used by independent appraisers. We and CWH allocated a portion of the purchase price of our properties to above market and below market leases based on the present value (using an interest rate which reflects the risks associated with acquired in place leases at the time each property was acquired by us or CWH) of the difference between (i) the contractual amounts to be paid pursuant to the acquired in place leases and (ii) our estimates of fair market lease rates for the corresponding leases, measured over a period equal to the terms of the respective leases. We and CWH allocated a portion of the purchase price to acquired in place leases and tenant relationships in an amount equal to the excess of (i) the purchase price paid for each property, after adjusting existing acquired in place leases to market rental rates, over (ii) the estimated fair value of the property, as if vacant. We and CWH allocated this aggregate value between acquired in place lease values and tenant relationships based on our evaluation of the specific characteristics of each tenant's lease. However, we have not separated the value of tenant relationships from the value of acquired in place leases because such value and related amortization expense is immaterial to the accompanying financial statements. In making these allocations, we considered factors such as estimated carrying costs during the expected lease up periods, including real estate taxes, insurance and other operating income and expenses and costs, such as leasing commissions, legal and other related expenses, to execute similar leases in current market conditions at the time a property was acquired by us or CWH. If the value of tenant relationships becomes material in the future, we may separately allocate those amounts and amortize the allocated amount over the estimated life of the relationships.

        We amortize capitalized above market lease values (included in acquired real estate leases in our consolidated balance sheets) and below market lease values (presented as assumed real estate lease obligations in our consolidated balance sheets) as a reduction or increase, respectively, to rental income over the terms of the associated leases. Such amortization resulted in (decreases)/increases to rental income of ($498), ($34), and $281 during the years ended December 31, 2011, 2010 and 2009, respectively. We amortize the value of acquired in place leases (included in acquired real estate leases in our consolidated balance sheets), exclusive of the value of above market and below market acquired in place leases, over the terms of the associated leases. Such amortization amounted to $12,573, $4,593 and $1,175 during the years ended December 31, 2011, 2010 and 2009, respectively. When a lease is terminated prior to its stated expiration, we write off the unamortized amounts relating to that lease.

        Capitalized above market lease values were $38,415 and $17,215 as of December 31, 2011 and 2010, respectively, net of accumulated amortization of $7,083 and $4,133, respectively. Capitalized below market lease values were $20,818 and $20,203 as of December 31, 2011 and 2010, respectively, net of accumulated amortization of $9,556 and $6,524, respectively. The value of acquired in place leases, exclusive of the value of above and below market acquired in place leases, were $105,123 and $59,075 as of December 31, 2011 and 2010, respectively, net of accumulated amortization of $18,861 and $12,060, respectively. Future amortization of net intangible lease assets and liabilities to be recognized over the current terms of the associated leases as of December 31, 2011 are estimated to be

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

Note 2. Summary of Significant Accounting Policies (Continued)

$18,161 in 2012, $17,200 in 2013, $16,568 in 2014, $14,412 in 2015, $12,507 in 2016 and $27,486 thereafter.

        Cash and Cash Equivalents.    We consider highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents.

        Restricted Cash.    Restricted cash consists of amounts escrowed for future real estate taxes, insurance, leasing costs, capital expenditures and debt service, as required by certain of our mortgage debts.

        Deferred Leasing Costs.    Deferred leasing costs include brokerage, legal and other fees associated with the successful negotiation of leases and are amortized on a straight line basis over the terms of the respective leases. Deferred leasing costs totaled $5,684 and $3,416 at December 31, 2011 and 2010, respectively, and accumulated amortization of deferred leasing costs totaled $2,610 and $2,414 at December 31, 2011 and 2010, respectively. Future amortization of deferred leasing costs to be recognized during the current terms of the existing leases as of December 31, 2011, are estimated to be $633 in 2012, $396 in 2013, $335 in 2014, $306 in 2015, $274 in 2016 and $1,130 thereafter.

        Deferred Financing Fees.    Deferred financing fees include issuance or assumption costs related to borrowings and are capitalized and amortized on a straight line basis over the terms of the respective loans. At December 31, 2011 and 2010, deferred financing fees totaled $7,372 and $4,297, respectively, and accumulated amortization of deferred financing fees totaled $1,822 and $362, respectively. Future amortization of deferred financing fees to be recognized with respect to our loans as of December 31, 2011, are estimated to be $1,414 in 2012, $1,414 in 2013, $1,414 in 2014, $1,144 in 2015, $57 in 2016 and $107 thereafter.

        Revenue Recognition.    Rental income from operating leases is recognized on a straight line basis over the life of lease agreements. We increased (decreased) rental income by $1,729, ($5) and ($452) to record revenue on a straight line basis during the years ended December 31, 2011, 2010 and 2009, respectively. Rents receivable include $3,901 and $2,173 of straight line rent receivables at December 31, 2011 and 2010, respectively.

        Income Taxes.    Prior to the Closing Date, our operations were included in CWH's income tax returns. CWH is a REIT under the Internal Revenue Code of 1986, as amended, or the Code. Accordingly, CWH is generally not subject to federal income taxes and most state income taxes provided it distributes its taxable income and meets certain other requirements to qualify as a REIT. However, CWH is subject to certain state and local taxes.

        We have elected to be taxed as a REIT, under the Code and, accordingly, we generally will not be subject to federal income taxes provided we distribute our taxable income and meet certain other requirements to qualify as a REIT. We are, however, subject to certain state and local taxes.

        Cumulative Other Comprehensive Income.    Accumulated other comprehensive income consists of the unrealized gains related to our investment in AIC, as described in Note 5.

        Reclassifications.    Certain reclassifications have been made to the prior years' financial statements to conform to the current year's presentation.

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

Note 2. Summary of Significant Accounting Policies (Continued)

        Use of Estimates.    Preparation of these financial statements in conformity with GAAP requires us to make estimates and assumptions that may affect the amounts reported in these consolidated financial statements and related notes. The actual results could differ from these estimates.

        Net Income Per Share.    We compute net income per common share using the weighted average number of common shares outstanding. We had no common share equivalents during the periods presented.

        Segment Reporting.    We operate in one business segment: ownership of properties that are primarily leased to government tenants.

        Ownership Interest.    Prior to the Closing Date, CWH provided the funds used in our investment activities. Amounts invested in or advanced to us by CWH did not carry interest, and had no specific repayment terms. As of December 31, 2011, CWH owned 21.1% of our outstanding common shares. See Note 5 for further discussion of our relationship with CWH.

Note 3. New Accounting Pronouncements

        In May 2011, the Financial Accounting Standards Board, or FASB, issued an accounting standards update requiring additional disclosures regarding fair value measurements. The update clarifies the application of existing fair value measurement requirements. The update also requires reporting entities to disclose additional information regarding fair value measurements categorized within Level 3 of the fair value hierarchy. The update is effective for interim and annual reporting periods beginning after December 15, 2011. The adoption of this update is not expected to cause any material changes to the disclosures in or the presentation of our consolidated financial statements.

        In December 2011, FASB issued Accounting Standards Update No. 2011-12, Presentation of Comprehensive Income. This standard eliminates the current option to report other comprehensive income and its components in the statement of shareholders' equity. This standard is intended to enhance comparability between entities that report under GAAP and to provide a more consistent method of presenting non-owner transactions that affect an entity's equity. This standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this update is not expected to cause any material changes to the disclosures in or the presentation of our consolidated financial statements.

Note 4. Real Estate Properties

        As of December 31, 2011, we owned 71 properties representing an aggregate investment of $1,494,684. We generally lease space in our properties on a gross lease or modified gross lease basis pursuant to fixed term operating leases expiring between 2012 and 2025. Certain of our government tenants have the right to cancel their leases before the lease term expires, although we currently expect that few will do so. Our leases generally require us to pay all or some property operating expenses and to provide all or most property management services. We committed approximately $5,119 for leasing related costs relating to approximately 679,300 rentable square feet of leases entered into during 2011, which included lease renewals of 650,988 rentable square feet. We have unspent leasing related obligations of $10,004 as of December 31, 2011.

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

Note 4. Real Estate Properties (Continued)

        During the year ended December 31, 2011, we acquired 16 office properties located in 11 states for an aggregate purchase price of $444,050, including the assumption of $49,395 of mortgage debt and excluding acquisition costs. We allocated the purchase price of these acquisitions based on the estimated fair values of the acquired assets and assumed liabilities as follows:

Date	Location	Square Feet	Purchase Price(1)	Land	Buildings and Improvements	Acquired Leases	Acquired Lease Obligations	Other Assumed Liabilities	Premium on Assumed Debt
February 2011	Quincy, MA	92,549	$14,000	$2,700	$9,200	$2,113	$(13)	$(24)	$—
February 2011	Woodlawn, MD	182,561	28,000	3,735	21,509	3,281	(525)	—	—
May 2011	Plantation, FL	135,819	40,750	4,800	30,592	5,358	—	(3,306)	—
May 2011	New York, NY	187,060	114,050	36,800	66,661	10,589	—	—	—
June 2011	Milwaukee, WI	29,297	6,775	945	4,539	1,291	—	—	—
June 2011	Stafford, VA	64,488	11,550	2,090	7,465	1,995	—	—	—
June 2011	Montgomery, AL	57,815	11,550	920	9,084	1,546	—	—	—
August 2011	Holtsville, NY	264,482	39,250	6,530	17,711	15,009	—	(2,250)	—
September 2011	Sacramento, CA	87,863	13,600	1,450	9,465	2,685	—	(1,491)	—
September 2011	Atlanta, GA	375,805	48,600	10,250	27,933	10,421	(4)	—	—
October 2011	Indianapolis, IN(2)	433,927	85,000	4,170	68,888	12,894	(95)	—	(857)
December 2011	Salem, OR	233,358	30,925	6,510	17,973	6,536	(94)	(93)	—

		2,145,024	$444,050	$80,900	$291,020	$73,718	$(731)	$(7,164)	$(857)

(1)
Purchase price excludes acquisition related costs.

(2)
Purchase price includes the assumption of $49,395 of mortgage debt.

        Our future minimum lease payments related to our properties (excluding real estate tax and other expense reimbursements) scheduled to be received during the current terms of the existing leases as of December 31, 2011 are approximately $172,711 in 2012, $147,229 in 2013, $138,007 in 2014, $119,737 in 2015, $105,197 in 2016 and $279,547 thereafter. As of December 31, 2011, government tenants representing approximately 4.8% of our total future minimum lease payments have currently exercisable rights to terminate their leases before the stated expirations. Also in 2012, 2013, 2014, 2015, 2016, 2017, 2018, 2019 and 2020, early termination rights become exercisable by other government tenants who currently represent an additional approximately 2.2%, 4.8%, 3.7%, 0.4%, 13.2%, 1.2%, 2.8%, 4.2% and 2.1% of our total future minimum lease payments, respectively. In addition as of December 31, 2011, eight of our state government tenants have the currently exercisable right to terminate their leases if these states do not appropriate rent in their respective annual budgets. These eight tenants represent approximately 8.4% of our total future minimum lease payments.

Note 5. Related Person Transactions

        We have adopted written Governance Guidelines which address, among other things, the consideration and approval of any related person transactions. Under these Governance Guidelines, we may not enter into any transaction in which any Trustee or executive officer, any member of the immediate family of any Trustee or executive officer or any other related person, has or will have a direct or indirect material interest unless that transaction has been disclosed or made known to our Board of Trustees and our Board of Trustees reviews, authorizes and approves or ratifies the

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

Note 5. Related Person Transactions (Continued)

transaction by the affirmative vote of a majority of the disinterested Trustees, even if the disinterested Trustees constitute less than a quorum. If there are no disinterested Trustees, the transaction shall be reviewed, authorized and approved or ratified by both (1) the affirmative vote of a majority of our entire Board of Trustees and (2) the affirmative vote of a majority of our Independent Trustees. The Governance Guidelines further provide that, in determining whether to approve or ratify a transaction, our Board of Trustees, or disinterested Trustees or Independent Trustees, as the case may be, shall act in accordance with any applicable provisions of our declaration of trust, consider all of the relevant facts and circumstances, and approve only those transactions that are fair and reasonable to us. All related person transactions described below were reviewed and approved or ratified by a majority of the disinterested Trustees or otherwise in accordance with our policies described above. In the case of transactions with us by RMR employees (other than our Trustees and executive officers) subject to our Code of Business Conduct and Ethics, the employee must seek approval from an executive officer who has no interest in the matter for which approval is being requested.

        We have no employees. Personnel and various services we require to operate our business are provided to us by RMR. We have two agreements with RMR to provide management and administrative services to us: (1) a business management agreement and (2) a property management agreement. One of our Managing Trustees, Mr. Barry Portnoy, is Chairman, majority owner and an employee of RMR. Our other Managing Trustee, Mr. Adam Portnoy, the son of Mr. Barry Portnoy, is an owner of RMR and serves as President and Chief Executive Officer and as a Director of RMR. Each of our executive officers is also an officer of RMR. Additionally, Mr. Barry Portnoy's son-in-law, who is Mr. Adam Portnoy's brother-in-law, is an officer of RMR. As of December 31, 2011, RMR has approximately 740 employees and provides management services to other companies in addition to us.

        Our Board of Trustees has given our Compensation Committee, which is comprised exclusively of our Independent Trustees, authority to act on our behalf with respect to our management agreements with RMR. The charter of our Compensation Committee requires the Committee annually to review the terms of these agreements, evaluate RMR's performance under the agreements and renew, amend, terminate or allow to expire the management agreements.

        On October 31, 2011, we and RMR entered into an amended and restated business management agreement, or the business management agreement. The business management agreement provides for compensation to RMR at an annual rate equal to the sum of (a) 0.5% of the historical cost to an RMR Managed REIT of any properties transferred to us by such RMR Managed REIT and (b) 0.7% of our cost of any other properties we acquire up to and including $250,000, plus 0.5% of our cost of any additional properties in excess of $250,000. In addition, RMR receives an incentive fee equal to 15% of the product of (i) the weighted average of our common shares outstanding on a fully diluted basis during a fiscal year and (ii) the excess if any of the FFO Per Share, as defined in the business management agreement, of such fiscal year over the FFO Per Share for the preceding fiscal year. The incentive fee is paid in our common shares and in any year shall not exceed $0.02 multiplied by the weighted average number of our common shares outstanding on a fully diluted basis during such fiscal year.

        In determining the fees payable by us to RMR under the business management agreement, the average invested capital of any assets we have acquired or may in the future acquire from another REIT to which RMR provides business management or property management services, or an RMR

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

Note 5. Related Person Transactions (Continued)

Managed REIT, will be equal to the applicable selling RMR Managed REIT's historical costs for those properties, determined in the manner specified in the business management agreement, rather than our acquisition costs for those properties. The business management agreement also provides that, with certain exceptions, if we determine to offer for sale or other disposition any real property that, at such time, is of a type within the investment focus of another RMR Managed REIT, we will first offer that property for purchase or disposition to that RMR Managed REIT and negotiate in good faith for such purchase or disposition.

        The property management agreement provides for management fees equal to 3.0% of gross collected rents and construction supervision fees equal to 5.0% of construction costs.

        The aggregate business management and property management fees earned by RMR for 2011 and 2010 were $14,062, including $883 as an incentive fee which we expect to be paid in our common shares in March 2012, and $8,238, respectively. The aggregate business management and property management fees for 2009 were $5,601, which includes $2,390 of fees paid to RMR by CWH that were allocated to us by CWH before we became a separate company. Business management fees are included in general and administrative expense and property management fees are included in other operating expenses or have been capitalized, as appropriate, in our consolidated financial statements. No incentive fees were earned by RMR in 2010 as the FFO Per Share for fiscal year 2010 did not exceed the FFO Per Share for fiscal year 2009.

        RMR also provides internal audit services to us in return for our pro rata share of the total internal audit costs incurred by RMR for us and other publicly owned companies managed by RMR and its affiliates, which amounts are subject to determination by our Compensation Committee. Our Audit Committee appoints our Director of Internal Audit. Our pro rata share of RMR's costs of providing this internal audit function, which are included in general and administrative expense in our consolidated financial statements, was approximately $240, $211 and $121 for 2011, 2010 and 2009, respectively. These allocated costs are in addition to the business and property management fees we paid to RMR. We are generally responsible for all of our operating expenses, including certain expenses incurred by RMR on our behalf. We are not responsible for payment of RMR's employment, office or administration expenses incurred to provide management services to us, except for the employment and related expenses of RMR employees who provide on site property management services and our pro rata share of the staff employed by RMR who perform our internal audit function.

        Both the business management agreement and the property management agreement automatically renew for successive one year terms unless we or RMR give notice of non-renewal before the end of an applicable term. We or RMR may terminate either agreement upon 60 days prior written notice, and RMR may also terminate either agreement upon five business days notice if we undergo a change of control, as defined in the applicable agreement. The current terms for these agreements expire on December 31, 2012, and will be subject to automatic renewal unless earlier terminated.

        Under our business management agreement with RMR, we acknowledge that RMR manages other businesses, including CWH, Hospitality Properties Trust, or HPT, Senior Housing Properties Trust, or SNH, Five Star Quality Care, Inc., or FVE, TravelCenters of America LLC, or TA, and Sonesta International Hotels Corporation, and will not be required to present us with opportunities to invest in properties that are primarily of a type that are within the investment focus of another business now or

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

Note 5. Related Person Transactions (Continued)

in the future managed by RMR. Under our business management agreement, RMR has agreed not to present other businesses that it now or in the future manages with opportunities to invest in properties that are majority leased to government tenants unless our Independent Trustees have determined not to invest in the opportunity. RMR has also agreed not to provide business management services to any other business that is principally engaged in the business of owning properties that are majority leased or occupied to Governmental Authorities, as defined in the business management agreement, or that are reasonably expected to be majority leased to Governmental Authorities, without the consent of our Independent Trustees. Each of the business management agreement and the property management agreement also includes arbitration provisions for the resolution of certain disputes, claims and controversies.

        RMR also leases from us approximately 1,400 square feet of office space for one of its regional offices. We earned approximately $31 and $14 in rental income from RMR in 2011 and 2010, respectively, which we believe is commercially reasonable rent for such office space. We earned no rental income from RMR in 2009.

        Pursuant to our business management agreement, RMR may from time to time negotiate on our behalf with certain third party vendors and suppliers for the procurement of services to us. As part of this arrangement, we may enter agreements with RMR and other companies to which RMR provides management services for the purpose of obtaining more favorable terms with such vendors and suppliers.

        As part of our annual restricted share grants under our equity compensation plan adopted in 2009, or the 2009 Plan, we typically grant restricted shares to certain employees of RMR, some of whom are our executive officers, in their capacities as RMR employees or executive officers of us. In 2011, 2010 and 2009, we granted a total of 40,850 restricted shares with an aggregate value of $922, 36,950 restricted shares with an aggregate value of $985 and 25,100 restricted shares with an aggregate value of $556, respectively, to such persons in such capacities, based upon the closing price of our common shares on the NYSE on the date of grant. One fifth of those restricted shares vested on the grant date and one fifth vests on each of the next four anniversaries of the grant date. These share grants to RMR employees are in addition to the fees we pay to RMR.

        CWH organized us as a 100% owned subsidiary in February 2009. In June 2009, we completed our IPO pursuant to which we ceased to be a majority owned subsidiary of CWH. In connection with this offering, we and CWH entered a transaction agreement, which governs our separation from and relationship with CWH. Pursuant to this transaction agreement, among other things, we and CWH agreed that, so long as CWH owns in excess of 10% of our outstanding common shares, we and CWH engage the same manager or we and CWH have any common managing trustees: (1) CWH will not acquire ownership of properties that are majority leased to government tenants, unless a majority of our Independent Trustees who are not also Trustees of CWH have determined not to make the acquisition, (2) we will not acquire ownership of office or industrial properties that are not majority leased to government tenants, unless a majority of CWH's Independent Trustees who are not also Trustees of ours have determined not to make the acquisition, and (3) we will have a right of first refusal to purchase any property owned by CWH that CWH determines to divest if the property is then majority leased to government tenants, which right of first refusal will also apply in the event of an indirect sale of any such properties resulting from a change of control of CWH. The provisions

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

Note 5. Related Person Transactions (Continued)

described in (1) and (2) do not prevent us from continuing to own and lease our current properties or properties otherwise acquired by us that cease to be majority leased to government tenants following the termination of government tenancies; and, similarly, the provisions described in (1) and (2) also do not prohibit CWH from leasing its current or future properties to government tenants. We and CWH also agreed that certain disputes, claims and controversies arising under the transaction agreement may be referred to binding arbitration proceedings.

        In June 2010, we entered into a series of agreements to purchase 15 properties (approximately 1.9 million rentable square feet) from CWH which are majority leased to government tenants. We completed the purchase of all 15 of these properties in 2010 for an aggregate purchase price of $231,000, excluding acquisition costs. These 15 properties were subject to the right of first refusal CWH granted to us in the transaction agreement described above.

        CWH is our largest shareholder. As of February 22, 2012, CWH owned 9,950,000 of our common shares, which represented approximately 21.1% of our outstanding common shares. Both we and CWH are managed by RMR, and Mr. Barry Portnoy and Mr. Adam Portnoy are Managing Trustees of both us and CWH. Mr. Adam Portnoy was also our President from our formation in 2009 until January 2011 when David Blackman became our President. Mr. Adam Portnoy became President of CWH in January 2011. Also, all of our officers and CWH's officers are officers of RMR. Accordingly, the purchase agreements between us and CWH described above and the transactions contemplated by those agreements, which were entered after we became a separate public company, were negotiated and approved by special committees of each company's board of trustees, comprised solely of Independent Trustees who are not also Independent Trustees of the other party to these agreements.

        Our Independent Trustees also serve as directors or trustees of other public companies to which RMR provides management services. Mr. Barry Portnoy serves as a managing director or managing trustee of those companies, including CWH, HPT, SNH, FVE and TA, and Mr. Adam Portnoy serves as a managing trustee of some of those companies, including CWH, HPT and SNH. We understand that the other companies to which RMR provides management services also have certain other relationships with each other, including business and property management agreements and lease arrangements. In addition, officers of RMR serve as officers of those companies. Mr. Kleifges, our Treasurer and Chief Financial Officer, is an officer of RMR and also serves as Treasurer and Chief Financial Officer of HPT, which is a company to which RMR provides management services. We understand that further information regarding those relationships is provided in the applicable periodic reports and proxy statements filed by those other companies with the SEC.

        We, RMR, CWH, HPT, SNH, FVE and TA each currently own approximately 14.29% of AIC, an Indiana insurance company. All of our Trustees, all of the trustees and directors of the other publicly held AIC shareholders and nearly all of the directors of RMR currently serve on the board of directors of AIC. RMR provides management and administrative services to AIC pursuant to a management and administrative services agreement with AIC. Our Governance Guidelines provide that any material transaction between us and AIC shall be reviewed, authorized and approved or ratified by both the affirmative vote of a majority of our entire Board of Trustees and the affirmative vote of a majority of our Independent Trustees. The shareholders agreement that we, the other shareholders of AIC and AIC are parties to includes arbitration provisions for the resolution of certain disputes, claims and controversies.

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

Note 5. Related Person Transactions (Continued)

        As of February 22, 2012, we have invested approximately $5,194 in AIC since we became an equity owner of AIC in December 2009. We may invest additional amounts in AIC in the future if the expansion of this insurance business requires additional capital, but we are not obligated to do so. Our investment had a carrying value of $5,409 and $5,195 as of December 31, 2011 and 2010, respectively, which are included in other assets on our consolidated balance sheets. For 2011, we recognized income of $139 related to our investment in AIC. For 2010 and 2009, we recognized losses of $1 and $15, respectively, related to our investment in AIC. In June 2010, we and the other shareholders of AIC purchased property insurance providing $500,000 of coverage pursuant to an insurance program arranged by AIC and with respect to which AIC is a reinsurer of certain coverage amounts. This program was modified and extended in June 2011 for a one year term. Our total premiums paid under this program in 2011 and 2010 were approximately $1,286 and $415, respectively. We are currently investigating the possibilities to expand our insurance relationships with AIC to include other types of insurance. By participating in this insurance business with RMR and the other companies to which RMR provides management services, we expect that we may benefit financially by possibly reducing our insurance expenses or by realizing our pro-rata share of any profits of this insurance business.

Note 6. Concentration

Tenant and Credit Concentration

        We define annualized rental income as the annualized rents from our tenants pursuant to our lease agreements with them as of the measurement date, plus estimated expense reimbursements to be paid to us, and excluding lease value amortization. The U.S. Government, eight state governments and the United Nations combined were responsible for approximately 91.9%, 93.0% and 93.7% of our annualized rental income as of December 31, 2011, 2010 and 2009, respectively. The U.S. Government is our largest tenant by annualized rental income and was responsible for approximately 69.6%, 78.2% and 83.1% of our annualized rental income as of December 31, 2011, 2010 and 2009 respectively.

Geographic Concentration

        At December 31, 2011, our 71 properties were located in 29 states and the District of Columbia. Properties located in California, Maryland, the District of Columbia, Georgia, New York and Massachusetts were responsible for approximately 12.6%, 12.2%, 10.2%, 9.3%, 8.9% and 6.6% of our annualized rental income as of December 31, 2011, respectively.

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

Note 7. Indebtedness

        At December 31, 2011 and 2010, our outstanding indebtedness consisted of the following:

	December 31,
	2011	2010
Unsecured revolving credit facility, due in 2015	$345,500	$118,000
Mortgage note payable, 5.73% interest rate, including unamortized premium of $825, due in 2015(1)	50,118	—
Mortgage note payable, 6.21% interest rate, due in 2016	24,713	24,800
Mortgage note payable, 7.00% interest rate, including unamortized premium of $1,005, due in 2019(1)	10,559	10,856
Mortgage note payable, 8.15% interest rate, including unamortized premium of $783, due in 2021(1)	9,993	10,772

	$440,883	$164,428

(1)
We assumed these mortgages in connection with our acquisition of certain properties. The stated interest rates for these mortgage debts are the contractually stated rates; we recorded the assumed mortgages at estimated fair value on the date of acquisition and we are amortizing the fair value premiums, if any, to interest expense over the respective terms of the mortgages to reduce interest expense to the estimated market interest rates as of the date of acquisition.

        In October 2011, we assumed a mortgage with a balance of $49,395 as part of our Indianapolis, IN acquisitions. This note is secured by two of the acquired properties, bears interest at 5.73% and is amortized on a 30 year schedule until maturity in October 2015. We recorded a $857 premium on this assumed debt, which reduced its effective interest rate to 5.24%, because we believed the interest rate payable under this mortgage was above the rate we would have had to pay for debt with the same maturity at the time we assumed this obligation.

        Also in October 2011, we amended our existing $500,000 revolving credit facility to, among other things, increase maximum borrowings under the facility to $550,000, reduce the interest rate on drawings under the facility from LIBOR plus 210 basis points to LIBOR plus 150 basis points, subject to adjustment based on changes to our senior unsecured debt ratings, and extend the maturity date of the facility from October 28, 2013 to October 19, 2015. In addition, our amended revolving credit facility included a conditional option to extend the stated maturity date by one year to October 19, 2016 as well as includes a feature under which maximum borrowings may be increased to up to $1,100,000 in certain circumstances. Our revolving credit facility agreement contains a number of covenants that restrict our ability to incur debts in excess of calculated amounts, restrict our ability to make distributions under certain circumstances and generally require us to maintain certain financial ratios. We believe we were in compliance with the terms and conditions of our revolving credit facility agreement at December 31, 2011. The weighted average annual interest rate for our revolving credit facility was 2.19% for the year ended December 31, 2011. As of December 31, 2011, we had $345,500 outstanding under our revolving credit facility.

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

Note 7. Indebtedness (Continued)

        In January 2012, we entered into a five year $350,000 unsecured term loan. The term loan matures on January 11, 2017, and is prepayable without penalty at any time. In addition, the term loan includes a feature under which maximum borrowings may be increased to up to $700,000 in certain circumstances. The term loan bears interest at a rate of LIBOR plus 175 basis points, subject to adjustment based upon changes to our senior unsecured debt ratings, and covenants identical to those contained in our revolving credit facility. We used the net proceeds of the term loan to repay amounts outstanding under our revolving credit facility and expect to use the balance to fund general business activities, including possible future acquisitions.

        At December 31, 2011, five of our properties with an aggregate net book value of $124,563 were secured by four mortgage notes we assumed in connection with certain of our acquisitions. Our mortgage notes are non-recourse and do not contain any material financial covenants.

        The required principal payments due during the next five years and thereafter under all our outstanding debt as of December 31, 2011 are as follows:

2012	$1,793
2013	1,933
2014	2,072
2015	394,191
2016	24,708
Thereafter	13,573

$438,270

Note 8. Fair Value of Financial Instruments

        Our financial instruments at December 31, 2011, include cash and cash equivalents, restricted cash, rents receivable, mortgage notes payable, accounts payable, due to related persons, our revolving credit facility, other accrued expenses and security deposits. At December 31, 2011, the fair values of our financial instruments approximated their carrying values in our consolidated financial statements, except as follows:

	Carrying Amount	Fair Value
Mortgage note payable, 5.73% interest rate, including unamortized premium of $825, due in 2015	$50,118	$50,810
Mortgage note payable, 6.21% interest rate, due in 2016	24,713	27,121
Mortgage note payable, 7.00% interest rate, including unamortized premium of $1,005, due in 2019	10,559	11,044
Mortgage note payable, 8.15% interest rate, including unamortized premium of $783, due in 2021	9,993	11,136

	$95,383	$100,111

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

Note 8. Fair Value of Financial Instruments (Continued)

        We estimate the fair value of our indebtedness using discounted cash flow analysis and currently prevailing market interest rates (Level 3 inputs as defined in the fair value hierarchy under GAAP).

Note 9. Shareholders' Equity

Share Awards

        We have common shares available for issuance under the terms of our 2009 Plan. As described in Note 5, we awarded common shares to our officers and certain employees of RMR in 2009, 2010 and 2011. We also awarded each of our Trustees 2,000 common shares in 2011 with an aggregate market value of $256 ($51 per Trustee), 1,500 common shares in 2010 with an aggregate market value of $208 ($42 per Trustee), and 1,250 common shares in 2009 with an aggregate market value of $138 ($28 per Trustee) as part of their annual compensation, based upon the closing price of our common shares on the New York Stock Exchange, or the NYSE, on the date of grant. The common shares awarded to our Trustees vested immediately. The common shares awarded to our officers and certain employees of RMR vest in five equal annual installments beginning on the date of grant. We include the value of awarded shares in general and administrative expenses at the time the awards vest.

        A summary of shares granted and vested under the terms of our 2009 Plan from June 8, 2009 (inception) to December 31, 2011 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Granted in 2009	31,350	$22.14
Vested in 2009	(11,270)	22.14

Unvested shares at December 31, 2009	20,080	22.14
Granted in 2010	44,450	26.92
Vested in 2010	(20,210)	25.92

Unvested shares at December 31, 2010	44,320	25.21
Granted in 2011	50,850	23.16
Vested in 2011	(30,900)	23.56

Unvested shares at December 31, 2011	64,270	23.92

        The 64,270 unvested shares as of December 31, 2011 are scheduled to vest as follows: 20,320 shares in 2012, 20,320 shares in 2013, 15,460 shares in 2014 and 8,170 in 2014. As of December 31, 2011, the estimated future compensation expense for the unvested shares was $1,449 based on the closing share price of our common shares on the NYSE on December 30, 2011 of $22.55. The weighted average period over which the compensation expense will be recorded is approximately 23 months. During the years ended December 31, 2011, 2010 and 2009, we recorded $763, $742 and $357, respectively, of compensation expense related to our 2009 Plan.

        At December 31, 2011, 1,873,350 of our common shares remain available for issuance under the 2009 Plan.

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

Note 9. Shareholders' Equity (Continued)

Distributions

        On February 23, 2011 we paid a $0.41 per share distribution to our common shareholders. On May 24, 2011, August 24, 2011 and November 22, 2011 we paid a $0.42 per share distribution to our common shareholders. We funded these distributions using existing cash balances and borrowings under our revolving credit facility. On January 9, 2012, we declared a distribution payable to common shareholders of record on January 26, 2012, in the amount of $0.42 per share. We expect to pay this distribution on or about February 24, 2012.

        Cash distributions per share paid or payable by us to our common shareholders for the year ended December 31, 2011, 2010 and 2009 were $1.67, $1.21 and $0.90, respectively. The characterization of our distributions paid or accrued in 2011, 2010 and 2009 was 92.88%, 98.34% and 100% ordinary income, respectively, and 7.12%, 1.66% and 0.00% return of capital, respectively.

Share Sales

        On July 25, 2011, we issued 6,500,000 of our common shares in a public offering at a price of $25.40 per share, raising net proceeds of approximately $157,870. We used the net proceeds from this offering to repay amounts outstanding under our revolving credit facility and for general business purposes, including funding acquisitions.

Note 10. Selected Quarterly Financial Data (Unaudited)

        The following is a summary of our unaudited quarterly results of operations for 2011 and 2010:

	2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Rental income	$39,228	$42,107	$45,889	$51,726
Net income	10,254	10,932	11,563	13,263
Net income per common share	0.25	0.27	0.26	0.28
Common distributions declared	0.41	0.42	0.42	0.42

	2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Rental income	$23,425	$26,039	$30,847	$36,908
Net income	6,851	7,735	6,669	6,540
Net income per common share	0.24	0.25	0.18	0.24
Common distributions declared	0.40	0.40	0.41	0.41

Note 11. Pro Forma Information (Unaudited)

        During 2011, we purchased 16 properties for an aggregate purchase price of $444,050, including the assumption of $49,395 of mortgage debt and excluding acquisition costs. Also in 2011, we amended our $500,000 revolving credit facility, to, among other things, increase maximum borrowings under the facility to $550,000 and we issued 6,500,000 of our common shares. During 2010, we purchased 22

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

Note 11. Pro Forma Information (Unaudited) (Continued)

properties for an aggregate purchase price of $434,411, excluding acquisition costs and including the assumption of $44,951 of mortgage debt. Also in 2010, we replaced our $250,000 secured revolving credit facility with our $500,000 revolving credit facility, and we issued 18,975,000 of our common shares. The following table presents our pro forma results of operations as if these acquisitions and financing activities were completed on January 1, 2010. This pro forma data is not necessarily indicative of what our actual results of operations would have been for the periods presented, nor does it represent the results of operations for any future period. Differences could result from various factors, including but not limited to, additional property acquisitions, property sales, changes in interest rates and changes in our debt or equity capital structure.

	For the Year Ended December 31,
	2011	2010
Total revenues	$208,512	$205,447
Net income	54,595	39,908
Per share data:
Net income	$1.16	$0.85

        During the year ended December 31, 2011 and 2010, we recognized revenues of $91,702 and $28,775, respectively, and operating income of $55,821 and $18,197, respectively, arising from these acquisitions.

 GOVERNMENT PROPERTIES INCOME TRUST

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2011

(dollars in thousands)

						Cost amount carried at Close of Period
			Initial Cost to Company
					Costs Capitalized Subsequent to Acquisition
Location	State	Encumbrances	Land	Buildings and Equipment		Land	Buildings and Equipment	Total(1)	Accumulated Depreciation(2)	Date Acquired	Original Construction Date
Montgomery	AL	$—	$920	$9,084	$18	$920	$9,102	$10,022	$(114)	06/22/2011	2007
Phoenix	AZ	—	2,687	11,532	1,506	2,729	12,996	15,725	(4,600)	05/15/1997	1997
Safford	AZ	—	460	11,708	—	460	11,708	12,168	(439)	06/16/2010	1992
Tucson	AZ	—	375	2,351	—	375	2,351	2,726	(83)	07/16/2010	1993
Fresno	CA	—	7,276	61,118	9	7,277	61,126	68,403	(14,326)	08/29/2002	1971
Sacramento	CA	—	2,290	35,891	1,024	2,290	36,915	39,205	(1,821)	12/17/2009	1988
Sacramento	CA	—	1,550	12,263	395	1,550	12,658	14,208	(623)	12/23/2009	1988
Sacramento	CA	—	1,450	9,465	—	1,450	9,465	10,915	(79)	09/14/2011	1992
San Diego	CA	—	2,916	12,456	1,281	2,967	13,686	16,653	(5,051)	03/31/1997	1994
San Diego	CA	—	4,269	18,316	831	4,347	19,069	23,416	(7,086)	03/31/1997	1996
San Diego	CA	—	685	5,530	423	685	5,953	6,638	(1,470)	06/24/2002	1986
San Diego	CA	—	5,250	10,549	472	5,250	11,021	16,271	(378)	07/16/2010	1981
Golden	CO	—	494	152	6,304	495	6,455	6,950	(2,166)	03/31/1997	1997
Lakewood	CO	—	936	9,160	694	936	9,854	10,790	(2,460)	10/11/2002	1981
Lakewood	CO	—	915	9,106	745	915	9,851	10,766	(2,438)	10/11/2002	1981
Lakewood	CO	—	1,035	9,271	469	1,036	9,739	10,775	(2,246)	10/11/2002	1981
Lakewood	CO	9,993	2,640	23,777	567	2,640	24,344	26,984	(1,195)	01/15/2010	1997
Washington	DC	—	12,008	51,528	31,979	12,227	83,288	95,515	(33,009)	03/31/1997	1996
Washington	DC	—	26,000	25,955	305	26,000	26,260	52,260	(870)	08/17/2010	1989
Plantation	FL	—	4,800	30,592	31	4,800	30,623	35,423	(510)	05/12/2011	1999
Tampa	FL	10,560	1,100	11,773	—	1,100	11,773	12,873	(368)	10/15/2010	1994
Atlanta	GA	—	425	4,119	117	425	4,236	4,661	(805)	07/16/2004	1967
Atlanta	GA	—	1,713	7,649	897	1,713	8,546	10,259	(1,586)	07/16/2004	1967
Atlanta	GA	—	372	3,600	146	372	3,746	4,118	(706)	07/16/2004	1967
Atlanta	GA	—	364	3,527	64	364	3,591	3,955	(664)	07/16/2004	1967
Atlanta	GA	—	1,122	10,867	337	1,122	11,204	12,326	(2,164)	07/16/2004	1967
Atlanta	GA	—	1,521	11,826	107	1,521	11,933	13,454	(2,206)	07/16/2004	1972
Atlanta	GA	—	10,250	27,933	—	10,250	27,933	38,183	(175)	09/30/2011	1968
Savannah	GA	—	950	2,376	—	950	2,376	3,326	(84)	07/16/2010	1990
Arlington Heights	IL	—	1,450	13,160	39	1,450	13,199	14,649	(658)	12/29/2009	2002
Indianapolis	IN	22,340	1,250	20,018	—	1,250	20,018	21,268	(120)	10/14/2011	2000
Indianapolis	IN	27,777	1,460	24,984	—	1,460	24,984	26,444	(156)	10/14/2011	2001
Indianapolis	IN	—	1,460	23,886	—	1,460	23,886	25,346	(149)	10/14/2011	2008
Kansas City	KS	—	640	9,932	290	640	10,222	10,862	(372)	06/16/2010	1990
Boston	MA	—	5,100	17,293	245	5,100	17,538	22,638	(576)	08/17/2010	1988
Malden	MA	—	1,050	31,086	—	1,050	31,086	32,136	(1,224)	05/24/2010	2008
Quincy	MA	—	2,700	9,199	97	2,700	9,296	11,996	(193)	02/16/2011	1985
Stoneham	MA	—	1,670	11,035	182	1,670	11,217	12,887	(414)	06/16/2010	1987
Baltimore	MD	—	900	8,097	1,043	901	9,139	10,040	(3,098)	10/15/1998	1989
Germantown	MD	—	2,305	9,890	732	2,347	10,580	12,927	(3,778)	03/31/1997	1995
Landover	MD	24,713	4,110	36,371	19	4,110	36,390	40,500	(1,667)	02/26/2010	2004
Riverdale	MD	—	6,240	30,368	105	6,240	30,473	36,713	(950)	09/17/2010	1994
Rockville	MD	—	3,251	29,258	3,178	3,251	32,436	35,687	(11,230)	02/02/1998	1986

 GOVERNMENT PROPERTIES INCOME TRUST

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

December 31, 2011

(dollars in thousands)

						Cost amount carried at Close of Period
			Initial Cost to Company
					Costs Capitalized Subsequent to Acquisition
Location	State	Encumbrances	Land	Buildings and Equipment		Land	Buildings and Equipment	Total(1)	Accumulated Depreciation(2)	Date Acquired	Original Construction Date
Woodlawn	MD	—	2,220	14,750	—	2,220	14,750	16,970	(338)	02/15/2011	1973
Woodlawn	MD	—	1,515	6,759	—	1,515	6,759	8,274	(155)	02/15/2011	1973
Detroit	MI	—	630	18,002	—	630	18,002	18,632	(750)	04/23/2010	2009
Minneapolis	MN	—	3,990	18,186	829	3,990	19,015	23,005	(657)	07/16/2010	1980
Roseville	MN	—	672	6,045	1,162	672	7,207	7,879	(2,348)	12/01/1999	1987
Kansas City	MO	—	1,443	6,193	3,764	1,780	9,620	11,400	(3,336)	03/31/1997	1995
Nashua	NH	—	3,000	14,052	—	3,000	14,052	17,052	(820)	08/31/2009	1997
Trenton	NJ	—	5,000	38,203	239	5,000	38,442	43,442	(955)	12/30/2010	1989
Albuquerque	NM	—	710	1,651	1	710	1,652	2,362	(58)	07/16/2010	1984
Buffalo	NY	—	4,405	18,899	1,484	4,485	20,303	24,788	(7,628)	03/31/1997	1994
Holtsville	NY	—	6,530	17,711	53	6,530	17,764	24,294	(148)	08/31/2011	2000
New York	NY	—	36,800	66,661	—	36,800	66,661	103,461	(972)	05/27/2011	2008
Oklahoma City	OK	—	740	7,354	267	740	7,621	8,361	(261)	09/17/2010	1992
Salem	OR	—	6,510	17,973	84	6,510	18,057	24,567	—	12/20/2011	2007
Columbia	SC	—	659	5,622	214	659	5,836	6,495	(796)	05/10/2006	1985
Columbia	SC	—	410	2,535	215	410	2,750	3,160	(81)	09/17/2010	1982
Columbia	SC	—	370	2,986	100	370	3,086	3,456	(94)	09/17/2010	1982
Memphis	TN	—	1,630	5,645	178	1,630	5,823	7,453	(179)	09/17/2010	1985
Waco	TX	—	2,030	8,708	788	2,060	9,466	11,526	(3,254)	12/23/1997	1997
Falls Church	VA	—	3,456	14,828	4,463	3,519	19,228	22,747	(7,413)	03/31/1997	1993
Stafford	VA	—	1,431	3,344	—	1,431	3,344	4,775	(42)	06/22/2011	1988
Stafford	VA	—	659	4,121	—	659	4,121	4,780	(52)	06/22/2011	1999
S. Burlington	VT	—	700	8,416	—	700	8,416	9,116	(367)	04/09/2010	2009
Richland	WA	—	2,515	10,790	673	2,587	11,391	13,978	(4,195)	03/31/1997	1995
Richland	WA	—	1,455	6,245	161	1,455	6,406	7,861	(2,375)	03/31/1997	1995
Milwaukee	WI	—	945	4,539	73	945	4,612	5,557	(66)	06/09/2011	2006
Falling Waters	WV	—	906	3,886	217	922	4,087	5,009	(1,491)	03/31/1997	1993
Cheyenne	WY	—	1,915	8,217	1,075	1,950	9,257	11,207	(3,480)	03/31/1997	1995

		$95,383	$223,605	$1,060,372	$70,691	$224,674	$1,129,994	$1,354,668	$(156,618)

(1)
Excludes value of real estate intangibles. Aggregate cost for federal income tax purposes is approximately $1,212,604.

(2)
Depreciation on buildings and improvements is provided for periods ranging up to 40 years and on equipment up to 12 years.

GOVERNMENT PROPERTIES INCOME TRUST

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

December 31, 2011

(dollars in thousands)

        Analysis of the carrying amount of real estate properties and accumulated depreciation:

	Real Estate Properties	Accumulated Depreciation
Balance at December 31, 2008	$490,475	$100,034
Additions	86,799	13,510
Disposals	(517)	(517)

Balance at December 31, 2009	576,757	113,027
Additions	400,736	18,019

Balance at December 31, 2010	977,493	131,046
Additions	378,489	26,886
Disposals	(1,314)	(1,314)

Balance at December 31, 2011	$1,354,668	$156,618

 SIGNATURES

        Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOVERNMENT PROPERTIES INCOME TRUST
By:	/s/ DAVID M. BLACKMAN David M. Blackman President and Chief Operating Officer
Dated: February 23, 2012

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID M. BLACKMAN David M. Blackman	President and Chief Operating Officer	February 23, 2012
/s/ MARK L. KLEIFGES Mark L. Kleifges	Treasurer and Chief Financial Officer (principal financial officer and principal accounting officer)	February 23, 2012
/s/ ADAM D. PORTNOY Adam D. Portnoy	Managing Trustee	February 23, 2012
/s/ BARRY M. PORTNOY Barry M. Portnoy	Managing Trustee	February 23, 2012
/s/ JOHN L. HARRINGTON John L. Harrington	Independent Trustee	February 23, 2012
/s/ BARBARA D. GILMORE Barbara D. Gilmore	Independent Trustee	February 23, 2012
/s/ JEFFREY P. SOMERS Jeffrey P. Somers	Independent Trustee	February 23, 2012