Form 10-Q
period 2012-03-31
Government Properties Income Trust
filed 2012-05-02
CIK 1456772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Number of registrant’s common shares of beneficial interest, $.01 par value per share, outstanding as of May 1, 2012:  47,090,791.

GOVERNMENT PROPERTIES INCOME TRUST

FORM 10-Q

March 31, 2012

PART I       Financial Information

Item 1.  Financial Statements.

GOVERNMENT PROPERTIES INCOME TRUST

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	March 31,	December 31,
	2012	2011
ASSETS
Real estate properties:
Land	$224,674	$224,674
Buildings and improvements	1,130,610	1,129,994
	1,355,284	1,354,668
Accumulated depreciation	(164,193)	(156,618)
	1,191,091	1,198,050

Acquired real estate leases, net	112,178	117,596
Cash and cash equivalents	9,275	3,272
Restricted cash	2,201	1,736
Rents receivable, net	26,472	29,000
Deferred leasing costs, net	3,073	3,074
Deferred financing costs, net	7,075	5,550
Other assets, net	11,882	10,297
Total assets	$1,363,247	$1,368,575

LIABILITIES AND SHAREHOLDERS’ EQUITY
Unsecured revolving credit facility	$—	$345,500
Unsecured term loan	350,000	—
Mortgage notes payable	94,826	95,383
Accounts payable and accrued expenses	18,438	20,691
Due to related persons	3,596	4,071
Assumed real estate lease obligations, net	10,482	11,262
Total liabilities	477,342	476,907

Commitments and contingencies

Shareholders’ equity:
Common shares of beneficial interest, $.01 par value: 70,000,000 shares authorized, 47,090,791 and 47,051,650 shares issued and outstanding, respectively	471	471
Additional paid in capital	936,379	935,438
Cumulative net income	100,392	87,333
Cumulative other comprehensive income	76	77
Cumulative common distributions	(151,413)	(131,651)
Total shareholders’ equity	885,905	891,668
Total liabilities and shareholders’ equity	$1,363,247	$1,368,575

GOVERNMENT PROPERTIES INCOME TRUST

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(amounts in thousands, except per share data)

	Three Months Ended March 31,
	2012	2011

Rental income	$50,455	$39,228

Expenses:
Real estate taxes	5,533	4,457
Utility expenses	3,835	3,507
Other operating expenses	8,853	6,921
Depreciation and amortization	12,072	8,386
Acquisition related costs	49	829
General and administrative	3,039	2,343
Total expenses	33,381	26,443

Operating income	17,074	12,785
Interest and other income	8	15
Interest expense (including net amortization of debt premiums and deferred financing fees of $324 and $259, respectively)	(4,023)	(2,537)
Equity in earnings of an investee	45	37
Income before income tax expense	13,104	10,300
Income tax expense	(45)	(46)
Net income	13,059	10,254

Other comprehensive income:
Equity in unrealized (loss) gain of an investee	(1)	4
Other comprehensive income	(1)	4
Comprehensive income	$13,058	$10,258

Weighted average common shares outstanding	47,052	40,501
Net income per common share	$0.28	$0.25

GOVERNMENT PROPERTIES INCOME TRUST

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Three Months Ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,059	$10,254
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	7,788	5,972
Net amortization of debt premium and deferred financing fees	324	259
Straight line rental income	(869)	(118)
Amortization of acquired real estate leases	4,638	2,126
Amortization of deferred leasing costs	198	116
Other non-cash expenses	466	383
Equity in (earnings) losses of an investee	(45)	(37)
Change in assets and liabilities:
(Increase) decrease in restricted cash	(465)	(272)
(Increase) decrease in deferred leasing costs	(197)	(35)
(Increase) decrease in rents receivable	3,397	(1,648)
(Increase) decrease in other assets	1,859	231
Increase (decrease) in accounts payable and accrued expenses	(1,104)	(972)
Increase (decrease) in due to related persons	259	962
Cash provided by operating activities	29,308	17,221
CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate acquisitions and deposits	(3,400)	(37,582)
Real estate improvements	(2,237)	(1,363)
Cash used in investing activities	(5,637)	(38,945)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of mortgage notes payable	(442)	(198)
Borrowings on unsecured revolving credit facility	—	75,000
Repayments on unsecured revolving credit facility	(345,500)	(38,000)
Proceeds from unsecured term loan	350,000	—
Financing fees	(1,964)	(3)
Distributions to common shareholders	(19,762)	(16,606)
Cash (used in) provided by financing activities	(17,668)	20,193
Increase (decrease) in cash and cash equivalents	6,003	(1,531)
Cash and cash equivalents at beginning of year	3,272	2,437
Cash and cash equivalents at end of year	$9,275	$906

Supplemental cash flow information
Interest paid	$3,937	$2,687
Income taxes paid	24	31
Non-cash financing activities
Issuance of common shares	$941	$—

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(unaudited)

Note 1.   Basis of Presentation

The accompanying condensed consolidated financial statements of Government Properties Income Trust and its subsidiaries, or GOV, the Company, we or us, are unaudited.  We operate in one business segment: ownership of properties that are primarily leased to government tenants.  Certain information and disclosures required by U.S. generally accepted accounting principles, or GAAP, for complete financial statements have been condensed or omitted.  We believe the disclosures made are adequate to make the information presented not misleading.  However, the accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2011, or our Annual Report.  In the opinion of our management, all adjustments, which include only normal recurring adjustments considered necessary for a fair presentation, have been included.  All material intercompany transactions and balances between the Company and its subsidiaries have been eliminated.

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect reported amounts. Actual results could differ from those estimates.  Significant estimates in the condensed consolidated financial statements include the allowance for doubtful accounts, purchase price allocations, useful lives of fixed assets and impairment of real estate and intangible assets.

Note 2.   Recent Accounting Pronouncements

In January 2012, we adopted Financial Accounting Standards Board, or FASB, Accounting Standards Update No. 2011-04, Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRS.  This update clarified the application of existing fair value measurement requirements.  This update also required reporting entities to disclose additional information regarding fair value measurements categorized within Level 3 of the fair value hierarchy.  This update was effective for interim and annual reporting periods beginning after December 15, 2011.  The implementation of this update did not cause any material changes to the disclosures in, or presentation of, our condensed consolidated financial statements.

In January 2012, we adopted FASB Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income.  This update eliminated the option to report other comprehensive income and its components in the statement of shareholders’ equity.  This update was intended to enhance comparability between entities that report under GAAP and to provide a more consistent method of presenting non-owner transactions that affect an entity’s equity.  This standard was effective for interim and annual reporting periods beginning after December 15, 2011.  The implementation of this update did not cause any material changes to our condensed consolidated financial statements.

Note 3. Real Estate Properties

As of March 31, 2012, we owned 71 properties representing an aggregate investment of approximately $1,495,496.  We generally lease space in our properties on a gross lease or modified gross lease basis pursuant to fixed term operating leases expiring between 2012 and 2025.  Certain of our government tenants have the right to cancel their leases before the lease term expires, although we currently expect that few will do so.  Our leases generally require us to pay all or some property operating expenses and to provide all or most property management services.  During the three months ended March 31, 2012, we executed seven leases for 38,122 rentable square feet and for a weighted average lease term of 4.4 years and made commitments for approximately $296 of leasing related costs.  We have unspent leasing related obligations of approximately $8,103 as of March 31, 2012.

In March 2012, we entered into an agreement to acquire two office properties located in Everett, WA with 111,908 rentable square feet.  These properties are leased to the State of Washington.  The contract purchase price is $20,875, excluding acquisition costs.

Also in March 2012, we entered into an agreement to acquire an office property located in Stockton, CA with 22,012 rentable square feet.  This property is leased to the U.S. Government.  The contract purchase price is $8,236, excluding acquisition costs.

In April 2012, we entered into an agreement to acquire an office property located in Albany, NY with 64,000 rentable square feet.  This property is leased to the State of New York.  The contract purchase price is $8,525, excluding acquisition costs.

Also in April 2012, we entered into an agreement to acquire an office property located in Madison, WI with 56,889 rentable square feet.  This property is leased to the State of Wisconsin.  The contract purchase price is $23,900, including the assumption of $19,249 of mortgage debt and excluding acquisition costs.

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(unaudited)

These pending acquisitions are subject to our satisfactory completion of diligence and other customary closing conditions; accordingly, we can provide no assurance that we will acquire these properties.

Note 4.  Concentration

Tenant and Credit Concentration

We define annualized rental income as the annualized rents from our tenants pursuant to our lease agreements with them as of the measurement date, plus estimated expense reimbursements to be paid to us, and excluding lease value amortization. The U.S. Government, eight state governments and the United Nations, an international intergovernmental organization, combined were responsible for approximately 92.2% and 93.0% of our annualized rental income as of March 31, 2012 and 2011, respectively. The U.S. Government is our largest tenant by annualized rental income and was responsible for approximately 68.4% and 77.2% of our annualized rental income as of March 31, 2012 and 2011, respectively.

Geographic Concentration

At March 31, 2012, our 71 properties were located in 29 states and the District of Columbia.  Properties located in California, Maryland, the District of Columbia, New York, Georgia and Massachusetts were responsible for approximately 13.2%, 12.7%, 10.0%, 9.3%, 8.0% and 6.9% of our annualized rental income as of March 31, 2012, respectively.

Note 5.  Indebtedness

At March 31, 2012 and December 31, 2011, our outstanding indebtedness consisted of the following:

	March 31,	December 31,
	2012	2011

Unsecured revolving credit facility, due in 2015	$—	$345,500
Unsecured term loan, due in 2017	350,000	—
Mortgage note payable, 5.73% interest rate, including unamortized premium of $775, due in 2015(1)	49,907	50,118
Mortgage note payable, 6.21% interest rate, due in 2016(1)	24,645	24,713
Mortgage note payable, 7.00% interest rate, including unamortized premium of $974, due in 2019(1)	10,483	10,559
Mortgage note payable, 8.15% interest rate, including unamortized premium of $749, due in 2021(1)	9,791	9,993
	$444,826	$440,883

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

We have a $550,000 unsecured revolving credit facility that is available for acquisitions, working capital and general business purposes.  Our revolving credit facility has a maturity date of October 19, 2015 and, subject to meeting certain conditions and the payment of a fee, we may extend the maturity date to October 19, 2016.   In addition, our revolving credit facility includes a feature under which maximum borrowings may be increased to up to $1,100,000 in certain circumstances.  Interest under our revolving credit facility is based upon LIBOR plus a spread that is subject to adjustment based upon changes to our senior unsecured debt ratings.  The weighted average annual interest rate for borrowings under our revolving credit facility was 1.80% for the three months ended March 31, 2012.  As of March 31, 2012, we had no amounts outstanding under our revolving credit facility.

On January 12, 2012, we entered into a five year $350,000 unsecured term loan. Our term loan matures on January 11, 2017, and is prepayable without penalty at any time.  In addition, our term loan includes a feature under which maximum borrowings may be increased to up to $700,000 in certain circumstances. Our term loan bears interest at a rate of LIBOR plus a spread that is subject to adjustment based upon changes to our senior unsecured debt ratings.  We used the net proceeds of our term loan to repay amounts outstanding under our revolving credit facility and to fund general business activities.  The weighted average annual interest rate for amounts outstanding on our term loan was 2.02% for the period from January 12, 2012 to March 31, 2012.

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(unaudited)

Our revolving credit facility agreement and our term loan agreement contain a number of covenants that restrict our ability to incur debts in excess of calculated amounts, restrict our ability to make distributions under certain circumstances and generally require us to maintain certain financial ratios.  We believe we were in compliance with the terms and conditions of our revolving credit facility agreement and our term loan agreement at March 31, 2012.

At March 31, 2012, five of our properties with an aggregate net book value of $123,825 were secured by four mortgage notes we assumed in connection with certain of our acquisitions. Our mortgage notes are non-recourse and do not contain any material financial covenants.

Note 6. Fair Value of Financial Instruments

Our financial instruments at March 31, 2012 include cash and cash equivalents, restricted cash, rents receivable, mortgage notes payable, accounts payable, our revolving credit facility and our term loan, amounts due to related persons, other accrued expenses and security deposits.  At March 31, 2012, the fair value of our financial instruments approximated their carrying values in our condensed consolidated financial statements, except as follows:

	Carrying Amount	Fair Value
Mortgage note payable, 5.73% interest rate, including unamortized premium of $775, due in 2015	$49,907	$50,705
Mortgage note payable, 6.21% interest rate, due in 2016	24,645	27,086
Mortgage note payable, 7.00% interest rate, including unamortized premium of $974, due in 2019	10,483	10,993
Mortgage note payable, 8.15% interest rate, including unamortized premium of $749, due in 2021	9,791	10,877
	$94,826	$99,661

We estimate the fair values of our mortgage notes payable by using discounted cash flow analyses and currently prevailing market terms as of the measurement date (Level 3 inputs as defined in the fair value hierarchy under GAAP).

Note 7. Shareholders’ Equity

Distributions

On February 24, 2012, we paid a distribution to common shareholders in the amount of $0.42 per share, or $19,762, that was declared on January 9, 2012 and was payable to shareholders of record on January 26, 2012.

On April 9, 2012, we declared a distribution payable to common shareholders of record on April 26, 2012, in the amount of $0.42 per share, or $19,778.  We expect to pay this distribution on or about May 24, 2012.

Share Issuances

As further described in Note 8, under the terms of our business management agreement with Reit Management & Research LLC, or RMR, on March 29, 2012 we issued 39,141 of our common shares of beneficial interest, $.01 par value per share, or our common shares, to RMR in payment of an incentive fee for services rendered to us by RMR during 2011.

We have no dilutive securities.

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(unaudited)

Note 8. Related Person Transactions

We have no employees.  Personnel and various services we require to operate our business are provided to us by RMR.  We have two agreements with RMR to provide management and administrative services to us: (1) a business management agreement and (2) a property management agreement.  Under our business management agreement with RMR, we acknowledge that RMR also provides management services to other companies, which include CommonWealth REIT, or CWH.  One of our Managing Trustees, Mr. Barry Portnoy, is Chairman, majority owner and an employee of RMR.  Our other Managing Trustee, Mr. Adam Portnoy, is the son of Mr. Barry Portnoy, and an owner, President, Chief Executive Officer and a director of RMR.  Each of our executive officers is also an officer of RMR.  CWH’s executive officers are officers of RMR.  Our Independent Trustees also serve as independent directors or independent trustees of other public companies to which RMR provides management services.  Mr. Barry Portnoy serves as a managing director or managing trustee of those companies and Mr. Adam Portnoy serves as a managing trustee of a majority of those companies.

Pursuant to our business management agreement with RMR, we incurred expenses of $2,231 and $1,674 for the three months ended March 31, 2012 and 2011, respectively. These amounts are included in general and administrative expenses in our condensed consolidated financial statements.  In March 2012, we issued 39,141 of our common shares to RMR in satisfaction of the incentive fee RMR earned for services provided to us during 2011, in accordance with the terms of our business management agreement.  In connection with our property management agreement with RMR, we incurred property management and construction supervision fees of $1,590 and $1,324 for the three months ended March 31, 2012 and 2011, respectively.  These amounts are included in other operating expenses or have been capitalized, as appropriate, in our condensed consolidated financial statements.

CWH organized us as a 100% owned subsidiary.  In 2009, we completed our initial public offering, or the GOV IPO, pursuant to which we ceased to be a majority owned subsidiary of CWH.  In connection with the GOV IPO, we and CWH entered into a transaction agreement which governs our separation from and relationship with CWH.  Pursuant to this transaction agreement, among other things, CWH granted us a right of first refusal to acquire any property owned by CWH that CWH determines to divest, if the property is then majority leased to a government tenant, including 15 properties that we bought from CWH during 2010.

CWH is our largest shareholder and, as of the date of this report, CWH owned 9,950,000 of our common shares, or approximately 21.1% of our outstanding common shares.  One of our Managing Trustees, Mr. Barry Portnoy, is a managing trustee of CWH.  Our other Managing Trustee, Mr. Adam Portnoy, is a managing trustee and the President of CWH.  RMR provides management services to both us and CWH.

We, RMR, CWH and four other companies to which RMR provides management services each currently own approximately 14.3% of Affiliates Insurance Company, or AIC, an Indiana insurance company.  All of our Trustees, all of the trustees and directors of the other publicly held AIC shareholders and nearly all of the directors of RMR currently serve on the board of directors of AIC.  RMR provides management and administrative services to AIC pursuant to a management and administrative services agreement with AIC.  Although we own less than 20% of AIC, we use the equity method to account for this investment because we believe that we have significant influence over AIC because all of our Trustees are also directors of AIC.  Our investment in AIC had a carrying value of $5,454 and $5,409 as of March 31, 2012 and December 31, 2011, respectively.  During the three months ended March 31, 2012 and 2011, we recognized income of $45 and $37, respectively, related to this investment.  In June 2010, we and the other shareholders of AIC purchased property insurance providing $500,000 of coverage pursuant to an insurance program arranged by AIC and with respect to which AIC is a reinsurer of certain coverage amounts.  This program was modified and extended in June 2011 for a one year term and we paid a premium of $1,286 in connection with that renewal, which amount may be adjusted from time to time in response to our acquisition and disposition of properties that are included in that program.  We currently expect that we will renew this program, as it may be modified, in June 2012.   We are also currently investigating the possibilities to expand our insurance relationships with AIC to include other types of insurance.  By participating in this insurance business with RMR and the other companies to which RMR provides management services, we expect that we may benefit financially by possibly reducing our insurance expenses or by realizing our pro-rata share of any profits of this insurance business.

For further information about these and other such relationships and related person transactions, please see elsewhere in this Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Related Person Transactions” in Part I, Item 2 and “Warning Concerning Forward Looking Statements,” and our Annual Report, our Proxy Statement for our 2012 Annual Meeting of Shareholders dated February 23, 2012, or our Proxy Statement, and our other filings with the Securities and Exchange Commission, or SEC, including Note 5 to our Consolidated Financial Statements included in our Annual Report, the sections captioned “Business” and “Management’s Discussion and Analysis of Financial

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(unaudited)

Condition and Results of Operations—Related Person Transactions” and “Warning Concerning Forward Looking Statements” of our Annual Report and the section captioned “Related Person Transactions and Company Review of Such Transactions” and the information regarding our Trustees and executive officers in our Proxy Statement.  In addition, please see the section captioned “Risk Factors” of our Annual Report for a description of risks that may arise from these transactions and relationships.  Our filings with the SEC, including our Annual Report and our Proxy Statement, are available at the SEC’s website at www.sec.gov.  In addition, copies of certain of our agreements with these parties, including our business management agreement and property management agreement with RMR, various agreements we have with CWH and our shareholders agreement with AIC and its shareholders, are also publicly available as exhibits to our public filings with the SEC and accessible at the SEC’s website.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and tables should be read in conjunction with the financial statements and notes thereto included in this Quarterly Report on Form 10-Q and in our Annual Report.

OVERVIEW

As of March 31, 2012, we owned 71 properties located in 29 states and the District of Columbia containing approximately 8.9 million rentable square feet, of which 65.0% was leased to the U.S. Government, 17.5% was leased to eight state governments, and 2.1% was leased to the United Nations, an international intergovernmental organization.  The U.S. Government, eight state governments and the United Nations combined were responsible for 92.2% and 93.0% of our annualized rental income, as defined below, as of March 31, 2012 and 2011, respectively.

Property Operations

As of March 31, 2012, 91.9% of our rentable square feet were leased, compared to 96.3% of our rentable square feet as of March 31, 2011. Occupancy data for our properties as of March 31, 2012 and 2011 is as follows (square feet in thousands):

			Comparable
	All Properties		Properties(1)
	March 31,		March 31,
	2012	2011	2012	2011
Total properties (end of period)	71	58	55	55
Total square feet	8,949	7,079	6,804	6,804
Percent leased(2)	91.9%	96.3%	91.0%	96.1%
Average annualized effective rental rate per square foot(3)	$24.42	$23.46	$23.87	$23.55

(1)                                     Based on properties we owned on March 31, 2012 and which we owned continuously since January 1, 2011.  Our comparable properties increased from 33 properties at March 31, 2011 as a result of acquisitions we completed during the year ended December 31, 2010.

(2)                                     Percent leased includes (i) space being fitted out for tenant occupancy pursuant to our lease agreements, if any, and (ii) space which is leased, but is not occupied or is being offered for sublease by tenants, if any, as of the measurement date.

(3)                                     Average annualized effective rental rate per square foot represents annualized total rental income during the period specified divided by the average rentable square feet occupied during the period specified.

We currently believe that U.S. leasing market conditions are slowly improving, but remain weak in many U.S. markets. Our historical experience, including that of our predecessor, CWH, with respect to properties of the type we own that are majority leased to government tenants has been that government tenants frequently renew leases to avoid the costs and disruptions that may result from relocating their operations. We believe that current budgetary pressures may cause increased demand for leased space by government tenants, as opposed to new buildings built on behalf of government tenants. However, these same increased budgetary pressures upon the U.S. Government and state governments could also result in a decrease in government sector employment and consolidation of operations into government owned properties thereby reducing their need for leased space. Accordingly, we are unable to reasonably project what the financial impact of market conditions will be on our financial results for future periods.

As of March 31, 2012, leases totaling 472,730 rentable square feet are scheduled to expire through June 30, 2012. Based upon current market conditions and tenant negotiations for leases scheduled to expire through June 30, 2012, we expect that rental rates we are likely to achieve on new or renewed leases will be, in the aggregate and on a weighted average basis, moderately lower than the rates currently being paid, thereby generally resulting in lower revenue from the same space.  However, there can be no assurance that the changes in rental rates we expect will occur or that we will not experience material declines in our rental income due to vacancies upon lease expirations.  Prevailing market conditions at the time our leases expire will generally determine lease renewals and rental rates for space in our properties. As of March 31, 2012, lease expirations at our properties by year are as follows (square feet and dollars in thousands):

	Number of	Expirations of		Cumulative	Rental		Cumulative
	Tenants	Occupied Square	Percent	Percent	Income	Percent	Percent
Year(1)	Expiring	Feet(2)	of Total	of Total	Expiring(3)	of Total	of Total
2012	50	1,162	14.1%	14.1%	$31,566	15.9%	15.9%
2013	38	962	11.7%	25.8%	14,548	7.3%	23.2%
2014	33	456	5.5%	31.3%	9,032	4.5%	27.7%
2015	35	1,174	14.3%	45.6%	25,883	13.0%	40.7%
2016	39	602	7.3%	52.9%	15,639	7.9%	48.6%
2017	25	574	7.0%	59.9%	11,854	6.0%	54.6%
2018	11	584	7.1%	67.0%	22,818	11.5%	66.1%
2019	12	1,288	15.7%	82.7%	31,822	16.0%	82.1%
2020	11	539	6.6%	89.3%	15,866	8.0%	90.1%
2021 and thereafter	12	882	10.7%	100.0%	19,702	9.9%	100.0%
Total	266	8,223	100.0%		$198,730	100.0%

Weighted average remaining lease term (in years)		4.7			4.9

(1)                                     The year of lease expiration is pursuant to current contract terms. Some government tenants have the right to vacate their space before the stated expirations of their leases. As of March 31, 2012, government tenants occupying approximately 11.0% of our rentable square feet and responsible for approximately 14.9% of our annualized rental income as of March 31, 2012 have currently exercisable rights to terminate their leases before the stated expirations. Also in 2012, 2013, 2014, 2015, 2016, 2017, 2018, 2019 and 2020, early termination rights become exercisable by other tenants who currently occupy an additional approximately 0.9%, 4.0%, 3.1%, 0.2%, 6.4%, 0.6%, 1.2%, 1.0% and 0.6% of our rentable square feet, respectively, and contribute an additional approximately 0.7%, 4.2%, 3.3%, 0.2%, 9.4%, 0.7%, 1.6%, 1.9% and 0.7% of our annualized rental income, respectively, as of March 31, 2012.  In addition as of March 31, 2012, eight of our state government tenants have the currently exercisable right to terminate their leases if these states do not appropriate rent in their respective annual budgets. These eight tenants occupy approximately 8.0% of our rentable square feet and contribute approximately 8.0% of our annualized rental income as of March 31, 2012.

(2)                                     Occupied square feet is pursuant to leases existing as of March 31, 2012, and includes (i) space being fitted out for tenant occupancy pursuant to our lease agreements, if any, and (ii) space which is leased, but is not occupied or is being offered for sublease by tenants, if any.

(3)                                     Rental income is the annualized rents from our tenants pursuant to leases existing as of March 31, 2012, plus estimated expense reimbursements to be paid to us, and excludes lease value amortization.

Investment Activities (dollar amounts in thousands)

Since January 1, 2012, we have entered into purchase and sale agreements to acquire five properties for an aggregate purchase price of $61,536, including the assumption of $19,249 of mortgage debt and excluding acquisition costs.

In March 2012, we entered into an agreement to acquire two office properties located in Everett, WA with 111,908 rentable square feet.  These properties are 100% leased to the State of Washington and occupied by the Washington Department of Social and Health Services.  The contract purchase price is $20,875, excluding acquisition costs.

Also in March 2012, we entered into an agreement to acquire an office property located in Stockton, CA with 22,012 rentable square feet.  This property is 100% leased to the U.S. Government and occupied by the Department of Immigration and Customs Enforcement.  The contract purchase price is $8,236, excluding acquisition costs.

In April 2012, we entered into an agreement to acquire an office property located in Albany, NY with 64,000 rentable square feet.  This property is 100% leased to the State of New York and occupied by the Department of Agriculture.  The contract purchase price is $8,525, excluding acquisition costs.

Also in April 2012, we entered into an agreement to acquire an office property located in Madison, WI with 56,889 rentable square feet.  This property is 100% leased to the State of Wisconsin and occupied by the Department of Administration.  The contract purchase price is $23,900, including the assumption of $19,249 of mortgage debt and excluding acquisition costs.

These pending acquisitions are subject to our satisfactory completion of diligence and other customary closing conditions; accordingly, we can provide no assurance that we will acquire these properties.

Our strategy related to property acquisitions and dispositions is materially unchanged from that disclosed in our Annual Report.  In addition to the five properties we have agreed to acquire, we continue to explore and evaluate for possible acquisition additional properties that are majority leased to government tenants; however, we can provide no assurance that we will reach agreements to acquire, or that if we do reach such agreements that we will complete the acquisitions of, such properties.

Although we may sell properties on occasion, we do not currently plan to dispose of any of our properties.  Future changes in market conditions, property performance or our plans with regard to particular properties may change our disposition strategy.

Financing Activities (dollar amounts in thousands, except per share amounts)

We have a $550,000 unsecured revolving credit facility that is available for acquisitions, working capital and general business purposes.  As of March 31, 2012, we had no amounts outstanding under our revolving credit facility.  Interest under our revolving credit facility is based upon LIBOR plus 150 basis points, subject to adjustment based upon changes to our senior unsecured debt ratings.  The weighted average annual interest rate for our revolving credit facility was 1.80% for the three months ended March 31, 2012.

On January 12, 2012, we entered into a five year $350,000 unsecured term loan.  Our term loan matures on January 11, 2017, and is prepayable without penalty at any time.  Our term loan bears interest at a rate of LIBOR plus 175 basis points, subject to adjustment based upon changes to our senior unsecured debt ratings.  We used the net proceeds of our term loan to repay amounts outstanding under our revolving credit facility and to fund general business activities.  The weighted average annual interest rate for our term loan was 2.02% for the period from January 12, 2012 to March 31, 2012.

Our revolving credit facility agreement and our term loan agreement contain a number of covenants that restrict our ability to incur debts in excess of calculated amounts, restrict our ability to make distributions under certain circumstances and generally require us to maintain certain financial ratios.  We believe we were in compliance with the terms and conditions of our revolving credit facility agreement and our term loan agreement at March 31, 2012.

RESULTS OF OPERATIONS (dollar amounts in thousands, except per share amounts)

Three Months Ended March 31, 2012, Compared to Three Months Ended March 31, 2011

	Comparable Properties Results (1)				Acquired Properties Results (2)				Consolidated Results
	Three Months Ended March 31,				Three Months Ended March 31,				Three Months Ended March 31,
			$	%			$	%			$	%
	2012	2011	Change	Change	2012	2011	Change	Change	2012	2011	Change	Change

Rental income	$37,418	$38,448	$(1,030)	(2.7)%	$13,037	$780	$12,257	1,571%	$50,455	$39,228	$11,227	28.6%
Operating expenses:
Real estate taxes	4,277	4,397	(120)	(2.7)%	1,256	60	1,196	1,993%	5,533	4,457	1,076	24.1%
Utility expenses	2,681	3,435	(754)	(22.0)%	1,154	72	1,082	1,503%	3,835	3,507	328	9.4%
Other operating expenses	6,540	6,776	(236)	(3.5)%	2,313	145	2,168	1,495%	8,853	6,921	1,932	27.9%
Total operating expenses	13,498	14,608	(1,110)	(7.6)%	4,723	277	4,446	1,605%	18,221	14,885	3,336	22.4%

Net operating income (3)	$23,920	$23,840	$80	0.3%	$8,314	$503	$7,811	1,553%	32,234	24,343	7,891	32.4%

Other expenses
Depreciation and amortization									12,072	8,386	3,686	44.0%
Acquisition related costs									49	829	(780)	(94.1)%
General and administrative									3,039	2,343	696	29.7%
Total other expenses									15,160	11,558	3,602	31.2%
Operating income									17,074	12,785	4,289	33.5%
Interest and other income									8	15	(7)	(46.7)%
Interest expense (including net amortization of debt premiums and deferred financing fees of $324 and $259, respectively)									(4,023)	(2,537)	(1,486)	58.6%
Equity in earnings of an investee									45	37	8	21.6%
Income before income tax expense									13,104	10,300	2,804	27.2%
Income tax expense									(45)	(46)	1	(2.2)%
Net income									$13,059	$10,254	$2,805	27.4%

Weighted average common shares outstanding									47,052	40,501	6,551	16.2%

Net income per common share									$0.28	$0.25	$0.03	11.8%

Calculation of Funds From Operations and Normalized Funds From Operations (4)

Net income									$13,059	$10,254
Depreciation and amortization									12,072	8,386
Funds from operations									25,131	18,640
Acquisition related costs									49	829
Normalized funds from operations									$25,180	$19,469

Funds from operations per common share									$0.53	$0.46
Normalized funds from operations per common share									$0.54	$0.48

(1)	Comparable properties consist of 55 properties we owned on March 31, 2012 and which we owned continuously since January 1, 2011.

(2)

Acquired properties consist of the 16 and 3 (which 3 are included in the previously referenced 16) properties we owned on March 31, 2012 and March 31, 2011, respectively, and which we acquired during the period from January 1, 2011 to March 31, 2012.

(3)

We calculate net operating income, or NOI, as shown above.  We define NOI as rental income from real estate less our property operating expenses.  We consider NOI to be appropriate supplemental information to net income because it may help both investors and management to understand the operations of our properties. We use NOI internally to evaluate individual and company wide property level performance and we believe NOI provides useful information to investors regarding our results of operations because it reflects only those income and expense items that are incurred at the property level and may facilitate comparisons of our operating performance between periods.  The calculation of NOI excludes certain components of net income in order to provide results that are more closely related to our properties’ results of operations. NOI does not represent cash generated by operating activities in accordance with U.S. generally accepted accounting principles, or GAAP, and should not be considered as an alternative to net income, operating income or cash flow from operating activities, determined in accordance with GAAP, as an indicator of our financial performance or liquidity, nor is NOI necessarily indicative of sufficient cash flow to fund all of our needs.  We believe that NOI may facilitate an understanding of our consolidated historical operating results. NOI should be considered in conjunction with net income, operating income and cash flow from operating activities as presented in our Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Cash Flows.  Other real estate investment trusts, or REITs, and real estate companies may calculate NOI differently than we do.

(4)

We calculate funds from operations, or FFO, and Normalized FFO as shown above.  FFO is calculated on the basis defined by The National Association of Real Estate Investment Trusts, or NAREIT, which is net income, calculated in accordance with GAAP, plus real estate depreciation and amortization.  Our calculation of Normalized FFO differs from NAREIT’s definition of FFO because we exclude acquisition related costs and loss on early extinguishment of debt, if any.  We consider FFO and Normalized FFO to be appropriate measures of performance for a REIT, along with net income, operating income and cash flow from operating, investing and financing activities.  We believe that FFO and Normalized FFO provide useful information to investors because by excluding the effects of certain historical amounts, such as depreciation expense, FFO and Normalized FFO can facilitate a comparison of operating performances between periods.  FFO and Normalized FFO are among the factors considered by our Board of Trustees when determining the amount of distributions to our shareholders.  Other factors include, but are not limited to, requirements to maintain our status as a REIT, limitations in our revolving credit facility and term loan agreement, the availability of debt and equity capital to us and our expectation of our future capital requirements and operating performance.  FFO and Normalized FFO do not represent cash generated by operating activities in accordance with GAAP and should not be considered as alternatives to net income, operating income or cash flow from operating activities, determined in accordance with GAAP or as indicators of our financial performance or liquidity, nor are these measures necessarily indicative of sufficient cash flow to fund all of our needs.  We believe that FFO and Normalized FFO may facilitate an understanding of our consolidated historical operating results.  These measures should be considered in conjunction with net income, operating income and cash flow from operating activities as presented in our Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Cash Flows.  Other REITs and real estate companies may calculate FFO and Normalized FFO differently than we do.

We refer to the 55 properties we owned on March 31, 2012 and which we have owned continuously since January 1, 2011 as comparable properties.  We refer to the 16 and 3 (which 3 are included in the previously referenced 16) properties that we owned as of March 31, 2012 and 2011, respectively, which we acquired during the period from January 1, 2011 to March 31, 2012 as acquired properties.  Our condensed consolidated income statement for the three months ended March 31, 2012 includes the operating results of acquired properties for the entire period, as we acquired all of the acquired properties prior to January 1, 2012, and our condensed consolidated income statement for the three months ended March 31, 2011 includes the operating results of three acquired properties for less than the entire period, as those properties were purchased during that period.

References to changes in the income and expense categories below relate to the comparison of results for the three month period ended March 31, 2012, compared to the three month period ended March 31, 2011.

Rental income.  The increase in rental income reflects the effects of acquired properties, partially offset by lower revenues for comparable properties.  Rental income for acquired properties increased $11,423 due to properties acquired after March 31, 2011 and $834 for properties acquired during the 2011 period.  Rental income for comparable properties decreased primarily due to a decrease in occupancy at three of our properties that was partially offset by the effect of rental increases at certain of our comparable properties.  Rental income includes non-cash straight line rent adjustments totaling $869 in 2012 and $118 in 2011 and amortization of acquired leases and assumed lease obligations totaling ($554) in 2012 and $172 in 2011.

Real estate taxes. The increase in real estate taxes reflects the effects of acquired properties, partially offset by lower real estate taxes for comparable properties.  Real estate taxes for acquired properties increased $1,108 due to properties acquired after March 31, 2011 and $88 due to properties acquired during the 2011 period.  Real estate taxes for comparable properties declined slightly due to lower assessed values from successful property tax appeals at certain of our properties.

Utility expenses.  The increase in utility expenses reflects the effects of acquired properties, partially offset by lower utility expenses for comparable properties.  Utility expenses for acquired properties increased $995 due to properties acquired after March 31, 2011 and $87 due to properties acquired during the 2011 period.  Utility expenses at comparable properties declined significantly due to decreased tenant usage at certain of our properties as a result of the warmer than normal temperatures experienced in many parts of the United States.

Other operating expenses.  Other operating expenses consist of property management fees, salaries and benefit costs of property level personnel, repairs and maintenance expense, cleaning expense and other direct costs of operating our properties. The increase in other operating expenses reflects the effects of acquired properties, partially offset by lower expenses for comparable properties.  Other operating expenses for acquired properties increased $2,031 due to properties acquired after March 31, 2011 and $137 due to properties acquired during the 2011 period.  Other operating expenses at comparable properties decreased primarily as a result of lower snow removal costs at certain of our properties, partially offset by higher repair and maintenance expense at certain properties.

Depreciation and amortization.  The increase in depreciation and amortization reflects the effect of property acquisitions and improvements made to certain of our properties since January 1, 2011.  Depreciation and amortization for acquired properties increased $3,500 due to properties acquired after March 31, 2011 and $207 due to properties acquired during the 2011 period.

Acquisition related costs.  Acquisition related costs represent legal and other due diligence costs incurred in connection with our acquisition activity during the three months ended March 31, 2012 and March 31, 2011.

General and administrative.  General and administrative expenses consist of fees pursuant to our business management agreement with RMR, equity compensation expense, legal and accounting fees, trustees’ fees and expenses, securities listing and transfer agency fees and other costs relating to our status as a publicly traded company.  The increase in general and administrative expenses primarily reflects the increase in business management fees due to our property acquisitions since January 1, 2011.

Interest and other income.  The decrease in interest and other income is the result of a smaller average amount of investable cash compared to the same period in 2011.

Interest expense.  The increase in interest expense reflects a larger average outstanding debt balance in 2012 compared to 2011, partially offset by a lower weighted average interest rate in 2012.

Equity in earnings of an investee.  Equity in earnings of an investee represents our proportionate share of earnings from our investment in AIC.

Income tax expense.  Income tax expense was essentially unchanged.

Net income.  Our net income increased as a result of the changes noted above.  On a per share basis, the percentage increase in net income is lower due to our issuance of common shares pursuant to a public equity offering in July 2011.

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

•                  control operating cost increases at our properties; and

•                  purchase additional properties which produce cash flows in excess of our cost of acquisition capital and property operating expenses.

We generally do not intend to purchase “turn around” properties, or properties which do not generate positive cash flows. Our future purchases of properties which generate positive cash flow cannot be accurately projected because such purchases depend upon available opportunities which come to our attention and upon our ability to successfully acquire such properties.

Our changes in cash flows for the three months ended March 31, 2012 compared to the same period in 2011 were as follows: (i) cash provided by operating activities increased from $17,221 in 2011 to $29,308 in 2012; (ii) cash used in investment activities decreased from $38,945 in 2011 to $5,637 in 2012; and (iii) cash provided by (used in) financing activities decreased from $20,193 in 2011 to ($17,668) in 2012.

The increase in cash provided by operating activities for the period ended March 31, 2012 as compared to the corresponding prior year period is due primarily to increased operating cash flow from our acquisitions of properties after January 1, 2011 and changes in our working capital.  The decrease in cash used in investing activities for the period ended March 31, 2012 as compared to the corresponding prior year period was due primarily to our acquisition of three properties during the 2011 period as compared to no acquisitions during the 2012 period.  The decrease in cash provided by financing activities for the period ended March 31, 2012 as compared to the corresponding prior year period was due primarily to increased borrowings under our revolving credit facility during the 2011 period to fund acquisitions and an increase in distributions paid to common shareholders during the 2012 period.

Our Investment and Financing Liquidity and Resources (dollar amounts in thousands, except per share amounts)

In order to fund acquisitions and to accommodate cash needs that may result from timing differences between our receipt of rents and our desire or need to make distributions or pay operating or capital expenses, we maintain a $550,000 revolving credit facility from a syndicate of financial institutions.  At each of March 31, 2012 and May 1, 2012, no amounts were outstanding and $550,000 was available for borrowing under our revolving credit facility.

We currently expect to use cash balances, borrowings under our revolving credit facility and net proceeds from offerings of equity or debt securities to fund our future operations, distributions to our shareholders and any future property acquisitions.  When significant amounts are outstanding under our revolving credit facility or the maturity date of our revolving credit facility or our other debts approach, we intend to explore alternatives for repaying or refinancing such amounts. Such alternatives may include incurring term debt, issuing new equity securities and extending the maturity date of our revolving credit facility.  Although we can provide no assurance that we will be successful in consummating any particular type of financing, we believe that we will have access to financing, such as debt and equity offerings, to fund future acquisitions and capital expenditures and to pay our obligations. We currently have an effective shelf registration statement that allows us to issue public securities on an expedited basis, but it does not assure that there will be buyers for such securities.

In January 2012, we entered into a five year $350,000 unsecured term loan.  Our term loan matures on January 11, 2017, and is prepayable at any time.  We used the net proceeds of our term loan to repay amounts outstanding under our revolving credit facility and to fund general business activities.

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

On February 24, 2012 we paid a $0.42 per share distribution to our common shareholders. We funded this distribution using cash on hand.  On April 9, 2012, we declared a distribution payable to common shareholders of record on April 26, 2012, in the amount of $0.42 per share.  We expect to pay this distribution on or about May 24, 2012 using cash on hand and borrowings under our revolving credit facility.

During the three months ended March 31, 2012 and 2011, cash expenditures made and capitalized at our properties for tenant improvements, leasing costs, building improvements and development and redevelopment activities were as follows:

	Three Months Ended
	March 31,
	2012	2011
Leasing capital(1)	$426	$160
Building improvements(2)	$194	$29
Development, redevelopment and other activities(3)	$405	$130

(1)	Leasing capital includes tenant improvements (TI) and leasing costs (LC).

(2)	Building improvements generally include expenditures to replace obsolete building components and expenditures that extend the useful life of existing assets.

(3)	Development, redevelopment and other activities generally include non-recurring expenditures that we believe increase the value of our properties.

Leases totaling 322,748 rentable square feet expired during the three months ended March 31, 2012.  During the three months ended March 31, 2012 we entered into leases totaling 38,122 rentable square feet, which includes lease renewals of 35,358 rentable square feet.  The weighted average rental rates for leases of 29,045 rentable square feet entered into with government tenants during the three months ended March 31, 2012 decreased by 0.6%, when compared to the weighted average rental rates previously charged for the same space. The weighted average rental rates for leases of 9,077 rentable square feet entered into with non-government tenants during the three months ended March 31, 2012 decreased by 11.9% when compared to the weighted average rental rates previously charged for the same space.

In connection with leases entered into during the three months ended March 31, 2012, we have committed to fund future expenditures as follows (dollars in thousands, except per square foot amounts):

	New	Lease
	Leases	Renewals	Total
Rentable square feet leased during the period	2,764	35,358	38,122
Total commitments for tenant improvements and leasing costs	$36	$260	$296
Leasing cost per rentable square foot	$13.19	$7.35	$7.78
Average lease term (years)	4.1	4.4	4.4
Leasing costs per rentable square foot per year	$3.24	$1.66	$1.77

Off Balance Sheet Arrangements

As of March 31, 2012, we had no off balance sheet arrangements that we expect would have had or would be reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Debt Covenants (dollars in thousands)

Our principal debt obligations at March 31, 2012 were our $550,000 revolving credit facility, our $350,000 term loan and four secured mortgage loans assumed in connection with certain of our acquisitions. Our mortgage loans are non-recourse and do not contain any material financial covenants. Our revolving credit facility agreement and our term loan agreement contain a number of covenants which restrict our ability to incur debts in excess of calculated amounts, restrict our ability to make distributions under certain circumstances and generally require us to maintain certain financial ratios. Our revolving credit facility agreement and our term loan agreement provide for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default or upon a change of control of us, including a change in our management by RMR. We believe we were in compliance with all of our covenants under our revolving credit facility agreement and our term loan agreement at March 31, 2012.

Our revolving credit facility agreement and term loan agreement contain cross default provisions, which are generally triggered upon default of any of our other debts of at least $25,000 or more that are recourse debts and to any other debts of $50,000 or more that are non-recourse debts.  Termination of our business management agreement with RMR would cause a default under our revolving credit facility and term loan, if not approved by a majority of our lenders.

Related Person Transactions (dollars in thousands)

We have relationships and historical and continuing transactions with our Trustees, our executive officers, RMR, CWH, AIC and other companies to which RMR provides management services and others affiliated with or related to them.  For example, we have no employees and personnel and various services we require to operate our business are provided to us by RMR pursuant to management agreements; and RMR is owned by our Managing Trustees.  Also, as a further example, we have or had relationships with other companies to which RMR provides management services and which have trustees, directors and officers who are also Trustees, directors or officers of ours or RMR, including CWH, which is our former parent and is our largest shareholder and from which we have previously purchased properties that are majority leased to government tenants; and AIC, an Indiana insurance company, which we, RMR, CWH and four other companies to which RMR provides management services each currently own approximately 14.3% of, and with respect to which we and the other shareholders of AIC have property insurance in place providing $500,000 of coverage pursuant to an insurance program arranged by AIC and with respect to which AIC is a reinsurer of certain coverage amounts.  For further information about these and other such relationships and related person transactions, please see Note 8 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.  In addition, for more information about these transactions and relationships, please see elsewhere in this Quarterly Report on Form 10-Q, including “Warning Concerning Forward Looking Statements,” and our Annual Report, our Proxy Statement and our other filings with the SEC, including Note 5 to our Consolidated Financial Statements included in our Annual Report, the sections captioned “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Related Person Transactions” and “Warning Concerning Forward Looking Statements” of our Annual Report and the section captioned “Related Person Transactions and Company Review of Such

Transactions” of and the information regarding our Trustees and executive officers in our Proxy Statement.  In addition, please see the section captioned “Risk Factors” of our Annual Report for a description of risks that may arise from these transactions and relationships.  Our filings with the SEC, including our Annual Report and our Proxy Statement, are available at the SEC’s website at www.sec.gov.  In addition, copies of certain of our agreements with these parties, including our business management agreement and property management agreement with RMR, various agreements we have with CWH and our shareholders agreement with AIC and its shareholders, are also publicly available as exhibits to our public filings with the SEC and accessible at the SEC’s website.

We believe that our agreements with RMR, CWH and AIC are on commercially reasonable terms.  We also believe that our relationships with RMR, CWH and AIC and their affiliated and related persons and entities benefit us, and, in fact, provide us with competitive advantages in operating and growing our business.

Item 3. Quantitative and Qualitative Disclosures about Market Risk (dollar amounts in thousands).

We are exposed to risks associated with market changes in interest rates.  We manage our exposure to this market risk by monitoring available financing alternatives.  Our strategy to manage exposure to changes in interest rates has not materially changed since December 31, 2011.  Other than as described below, we do not foresee any significant changes in our exposure to fluctuations in interest rates or in how we manage this exposure in the future.

At March 31, 2012, our outstanding fixed rate debt included the following:

		Annual	Annual		Interest
	Principal	Interest	Interest		Payments
Debt	Balance(1)	Rate(1)	Expense(1)	Maturity	Due
Mortgage	$49,132	5.73%	$2,854	2015	Monthly
Mortgage	24,645	6.21%	1,552	2016	Monthly
Mortgage	9,509	7.00%	666	2019	Monthly
Mortgage	9,041	8.15%	737	2021	Monthly
	$92,327		$5,809

(1)            The principal balances, annual interest rates and annual interest expense are the amounts stated in the applicable contracts.  In accordance with GAAP, our carrying values and recorded interest expense may differ from these amounts because of market conditions at the time we assumed these debts.  See Notes 5 and 6 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Because these debts bear interest at a fixed rate, changes in market interest rates during the term of these debts will not affect our operating results.  If these debts are refinanced at interest rates which are 10% higher or lower than shown above, our per annum interest cost would increase or decrease, respectively, by approximately $581.

Changes in market interest rates also affect the fair value of our fixed rate debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt.  Based on the balances outstanding at March 31, 2012 and discounted cash flow analysis through the maturity date of our fixed rate debt obligations, a hypothetical immediate 10% change in interest rates would change the fair value of those obligations by approximately $1,102.

As of March 31, 2012, we had no amounts outstanding and $550,000 of borrowings available under our $550,000 unsecured revolving credit facility, and we had $350,000 of floating rate term debt outstanding.    Our revolving credit facility matures on October 19, 2015, and subject to meeting certain conditions and the payment of a fee, we have the option to extend the stated maturity of the facility for one year to October 19, 2016.  We are able to make repayments and drawings under our revolving credit facility at any time without penalty.  In January 2012, we entered into a five year $350,000 unsecured term loan.  Our term loan matures on January 11, 2017 and is prepayable without penalty at any time.  Borrowings under our revolving credit facility and our term loan are in U.S. dollars and accrue interest at LIBOR plus a spread which varies depending on our senior unsecured debt credit ratings.  Accordingly, we are exposed to risks resulting from changes in U.S. dollar based short term rates, specifically LIBOR.  In addition, upon renewal or refinancing of our revolving credit facility or our term loan, we are vulnerable to increases in credit spreads due to market conditions.  A change in interest rates generally would not affect the value of our floating rate debt but would affect our operating results.  For example, the weighted average interest rate payable on our floating rate debt was 2.0% during the three months ended March 31, 2012.  The following table presents the impact a 10% change in interest rates would have on our annual floating rate interest expense at March 31, 2012:

	Impact of Changes in Interest Rates
		Outstanding	Total Interest
	Interest Rate	Debt	Expense Per Year

At March 31, 2012	2.000%	$350,000	$7,097
10% increase	2.200%	350,000	7,807
10% reduction	1.800%	350,000	6,388

The foregoing table shows the impact of an immediate change in floating interest rates.  If interest rates were to change gradually over time, the impact would be spread over time.  Our exposure to fluctuations in floating interest rates will increase or decrease in the future with increases or decreases in the outstanding amount under our revolving credit facility or other floating rate debt.

The following table presents the impact a 10% change in interest rates would have on our annual floating rate interest expense at March 31, 2012 if we were fully drawn on our revolving credit facility and our $350,000 term loan remained outstanding:

	Impact of Changes in Interest Rates
		Outstanding	Total Interest
	Interest Rate	Debt	Expense Per Year

At March 31, 2012	2.000%	$900,000	$18,250
10% increase	2.200%	900,000	20,075
10% reduction	1.800%	900,000	16,425

Item 4.  Controls and Procedures.

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

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•                  THE FUTURE AVAILABILITY OF BORROWINGS UNDER OUR REVOLVING CREDIT FACILITY,

•                  OUR ABILITY TO COMPETE FOR ACQUISITIONS AND TENANCIES EFFECTIVELY,

•                  OUR TAX STATUS AS A REIT,

•                  OUR ABILITY TO RAISE EQUITY OR DEBT CAPITAL,

•                  OUR EXPECTATION THAT THERE WILL BE INCREASED OPPORTUNITIES FOR US TO ACQUIRE, AND THAT WE WILL ACQUIRE, ADDITIONAL PROPERTIES THAT ARE MAJORITY LEASED TO GOVERNMENT TENANTS,

•                  OUR EXPECTATION THAT THERE WILL BE AN INCREASE IN DEMAND FOR LEASED SPACE BY THE U.S. GOVERNMENT AND STATE AND LOCAL GOVERNMENTS,

•                  OUR EXPECTATION THAT WE WILL BENEFIT FINANCIALLY BY PARTICIPATING IN AIC WITH RMR AND COMPANIES TO WHICH RMR PROVIDES MANAGEMENT SERVICES, AND

•                  OTHER MATTERS.

OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY OUR FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS.  FACTORS THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FORWARD LOOKING STATEMENTS AND UPON OUR BUSINESS, RESULTS OF OPERATIONS, FINANCIAL CONDITION, FUNDS FROM OPERATIONS, NORMALIZED FUNDS FROM OPERATIONS, NET OPERATING INCOME, CASH FLOWS, LIQUIDITY AND PROSPECTS INCLUDE, BUT ARE NOT LIMITED TO:

•                  THE IMPACT OF CHANGES IN THE ECONOMY AND THE CAPITAL MARKETS ON US,

•                  COMPETITION WITHIN THE REAL ESTATE INDUSTRY,

•                  ACTUAL AND POTENTIAL CONFLICTS OF INTEREST WITH OUR MANAGING TRUSTEES, CWH AND RMR AND THEIR RELATED PERSONS AND ENTITIES,

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

•                  ACTS OF TERRORISM, OUTBREAKS OF SO CALLED PANDEMICS OR OTHER MANMADE OR NATURAL DISASTERS BEYOND OUR CONTROL.

FOR EXAMPLE:

•                  CONTINGENCIES IN OUR ACQUISITION AGREEMENTS MAY CAUSE OUR ACQUISITIONS NOT TO OCCUR OR TO BE DELAYED,

•                  SOME OF OUR TENANTS MAY NOT RENEW EXPIRING LEASES, AND WE MAY BE UNABLE TO LOCATE NEW TENANTS TO MAINTAIN OR INCREASE THE HISTORICAL OCCUPANCY RATES OF, OR RENTS FROM, OUR PROPERTIES,

•                  SOME GOVERNMENT TENANTS MAY EXERCISE THEIR RIGHT TO VACATE THEIR SPACE BEFORE THE STATED EXPIRATION OF THEIR LEASES AND WE MAY BE UNABLE TO LOCATE NEW TENANTS TO MAINTAIN THE HISTORICAL OCCUPANCY RATES OF, OR RENTS FROM, OUR PROPERTIES,

•                  RENTS THAT WE CAN CHARGE AT OUR PROPERTIES MAY DECLINE OR NOT OTHERWISE BE AT A LEVEL TO SUFFICIENTLY COVER OUR COSTS,

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

•      ACTUAL ANNUAL COSTS UNDER OUR REVOLVING CREDIT FACILITY AND OUR TERM LOAN WILL BE HIGHER THAN LIBOR PLUS A PREMIUM BECAUSE OF OTHER FEES AND EXPENSES ASSOCIATED WITH OUR REVOLVING CREDIT FACILITY AND OUR TERM LOAN,

•                  INCREASING THE MAXIMUM BORROWINGS UNDER OUR CREDIT FACILITY AND OUR TERM LOAN IS SUBJECT TO OBTAINING ADDITIONAL COMMITMENTS FROM LENDERS, WHICH MAY NOT OCCUR,

•                  OUR ABILITY TO GROW OUR BUSINESS AND INCREASE OUR DISTRIBUTIONS DEPENDS IN LARGE PART UPON OUR ABILITY TO BUY PROPERTIES AND LEASE THEM FOR RENTS, LESS PROPERTY OPERATING EXPENSES, THAT EXCEED OUR CAPITAL COSTS. WE MAY BE UNABLE TO IDENTIFY PROPERTIES THAT WE WANT TO ACQUIRE OR TO NEGOTIATE ACCEPTABLE PURCHASE PRICES, ACQUISITION FINANCING OR LEASE TERMS FOR NEW PROPERTIES,

•                  THIS QUARTERLY REPORT ON FORM 10-Q STATES THAT WE HAVE PROPERTY INSURANCE PURSUANT TO A PROGRAM ARRANGED BY AIC THAT WE EXPECT TO RENEW, AS IT MAY BE MODIFIED, IN JUNE 2012.  IN FACT, WE MAY NOT RENEW THIS INSURANCE PROGRAM, OR IF WE DO, THE TERMS, INCLUDING COSTS TO US, MAY CHANGE SIGNIFICANTLY, AND, AS A RESULT, WE MAY INCUR INCREASED COSTS TO OBTAIN INSURANCE OR THE COVERAGE UNDER ANY SUCH RENEWED OR NEW PROGRAM OR POLICY MAY BE REDUCED FROM CURRENT LEVELS, AND

•                  THIS QUARTERLY REPORT ON FORM 10-Q STATES THAT WE BELIEVE THAT OUR CONTINUING RELATIONSHIPS WITH CWH, RMR AND AIC AND THEIR AFFILIATED AND RELATED PERSONS AND ENTITIES MAY BENEFIT US AND PROVIDE US WITH ADVANTAGES IN OPERATING AND GROWING OUR BUSINESS.  IN FACT, THE ADVANTAGES WE BELIEVE WE MAY REALIZE FROM THESE RELATIONSHIPS MAY NOT MATERIALIZE.

THESE RESULTS COULD OCCUR DUE TO MANY DIFFERENT CIRCUMSTANCES, SOME OF WHICH ARE BEYOND OUR CONTROL, SUCH AS GOVERNMENT TENANTS’ NEEDS FOR LEASED SPACE, NATURAL DISASTERS OR CHANGES IN CAPITAL MARKETS OR THE ECONOMY GENERALLY.

THE INFORMATION CONTAINED ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-Q AND IN OUR ANNUAL REPORT, INCLUDING UNDER THE CAPTION “RISK FACTORS,”

OR INCORPORATED THEREIN IDENTIFIES OTHER IMPORTANT FACTORS THAT COULD CAUSE DIFFERENCES FROM OUR FORWARD LOOKING STATEMENTS.  OUR FILINGS WITH THE SEC ARE AVAILABLE ON THE SEC’S WEBSITE AT WWW.SEC.GOV.

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

Part II.   Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

As further described in our Annual Report, RMR provides management services to us.  Under the terms of our business management agreement with RMR, on March 29, 2012, we issued 39,141 of our common shares to RMR in payment of an incentive fee for services rendered by RMR during 2011.  We issued these shares pursuant to an exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

Item 6.  Exhibits.

3.1

Composite Copy of Amended and Restated Declaration of Trust, dated June 8, 2009, as amended to date. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.)

3.2	Amended and Restated Bylaws of the Company, adopted February 21, 2012. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.)

4.1	Form of Common Share Certificate. (Incorporated by reference to Amendment No. 2 to the Company’s Registration Statement on Form S-11/A, File No. 333-157455.)

31.1	Rule 13a-14(a) Certification. (Filed herewith.)

31.2	Rule 13a-14(a) Certification. (Filed herewith.)

31.3	Rule 13a-14(a) Certification. (Filed herewith.)

31.4	Rule 13a-14(a) Certification. (Filed herewith.)

32.1	Section 1350 Certification. (Furnished herewith.)

101.1

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income and Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements, tagged as blocks of text and in detail. (Furnished herewith.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOVERNMENT PROPERTIES INCOME TRUST

By:	/s/ David M. Blackman
David M. Blackman
President and Chief Operating Officer
Dated: May 2, 2012

By:	/s/ Mark L. Kleifges
Mark L. Kleifges
Treasurer and Chief Financial Officer
(principal financial and accounting officer)
Dated: May 2, 2012