Form 10-Q
period 2012-06-30
Government Properties Income Trust
filed 2012-08-03
CIK 1456772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Number of registrant’s common shares of beneficial interest, $.01 par value per share, outstanding as of August 2, 2012:  47,099,971

GOVERNMENT PROPERTIES INCOME TRUST

FORM 10-Q

June 30, 2012

PART I       Financial Information

Item 1.  Financial Statements

GOVERNMENT PROPERTIES INCOME TRUST

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

(unaudited)

	June 30, 2012	December 31, 2011
ASSETS
Real estate properties:
Land	$228,824	$224,674
Buildings and improvements	1,147,361	1,129,994
	1,376,185	1,354,668
Accumulated depreciation	(164,890)	(156,618)
	1,211,295	1,198,050

Acquired real estate leases, net	110,805	117,596
Cash and cash equivalents	1,394	3,272
Restricted cash	3,970	1,736
Rents receivable, net	27,086	29,000
Deferred leasing costs, net	3,498	3,074
Deferred financing costs, net	6,624	5,550
Other assets, net	18,152	10,297
Total assets	$1,382,824	$1,368,575

LIABILITIES AND SHAREHOLDERS’ EQUITY
Unsecured revolving credit facility	$27,000	$345,500
Unsecured term loan	350,000	—
Mortgage notes payable	94,271	95,383
Accounts payable and accrued expenses	19,652	20,691
Due to related persons	2,878	4,071
Assumed real estate lease obligations, net	10,721	11,262
Total liabilities	504,522	476,907

Commitments and contingencies

Shareholders’ equity:
Common shares of beneficial interest, $.01 par value: 70,000,000 shares authorized, 47,099,971 and 47,051,650 shares issued and outstanding, respectively	471	471
Additional paid in capital	936,603	935,438
Cumulative net income	112,346	87,333
Cumulative other comprehensive income	73	77
Cumulative common distributions	(171,191)	(131,651)
Total shareholders’ equity	878,302	891,668
Total liabilities and shareholders’ equity	$1,382,824	$1,368,575

See accompanying notes.

GOVERNMENT PROPERTIES INCOME TRUST

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(amounts in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Rental income	$50,273	$42,107	$100,728	$81,335

Expenses:
Real estate taxes	5,949	4,637	11,482	9,094
Utility expenses	3,870	3,540	7,705	7,047
Other operating expenses	9,325	7,260	18,178	14,181
Depreciation and amortization	12,153	9,097	24,225	17,483
Acquisition related costs	245	1,009	294	1,838
General and administrative	2,719	2,566	5,758	4,909
Total expenses	34,261	28,109	67,642	54,552

Operating income	16,012	13,998	33,086	26,783
Interest and other income	6	20	14	35
Interest expense (including net amortization of debt premiums and deferred financing fees of $335, $262, $659 and $521, respectively)	(4,096)	(3,076)	(8,119)	(5,613)
Equity in earnings of an investee	76	46	121	83
Income before income tax expense	11,998	10,988	25,102	21,288
Income tax expense	(44)	(56)	(89)	(102)
Net income	11,954	10,932	25,013	21,186

Other comprehensive income (loss):
Equity in unrealized gain (loss) of an investee	(1)	39	(4)	43
Other comprehensive income (loss)	(1)	39	(4)	43
Comprehensive income	$11,953	$10,971	$25,009	$21,229

Weighted average common shares outstanding	47,098	40,506	47,075	40,503
Net income per common share	$0.25	$0.27	$0.53	$0.52

See accompanying notes.

GOVERNMENT PROPERTIES INCOME TRUST

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Six Months Ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$25,013	$21,186
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	15,656	12,353
Net amortization of debt premium and deferred financing fees	659	521
Straight line rental income	(1,564)	(161)
Amortization of acquired real estate leases	9,274	4,604
Amortization of deferred leasing costs	387	236
Other non-cash expenses	646	256
Equity in earnings of an investee	(121)	(83)
Change in assets and liabilities:
(Increase) decrease in restricted cash	(2,234)	(45)
(Increase) decrease in deferred leasing costs	(811)	(210)
(Increase) decrease in rents receivable	3,478	(1,839)
(Increase) decrease in other assets	2,162	(879)
Increase (decrease) in accounts payable and accrued expenses	486	1,883
Increase (decrease) in due to related persons	(463)	1,712
Cash provided by operating activities	52,568	39,534
CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate acquisitions and deposits	(38,850)	(223,780)
Real estate improvements	(4,711)	(3,092)
Cash used in investing activities	(43,561)	(226,872)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of mortgage notes payable	(881)	(399)
Borrowings on unsecured revolving credit facility	27,000	262,000
Repayments on unsecured revolving credit facility	(345,500)	(42,000)
Proceeds from unsecured term loan	350,000	—
Financing fees	(1,964)	(3)
Distributions to common shareholders	(39,540)	(33,616)
Cash (used in) provided by financing activities	(10,885)	185,982
Increase (decrease) in cash and cash equivalents	(1,878)	(1,356)
Cash and cash equivalents at beginning of period	3,272	2,437
Cash and cash equivalents at end of period	$1,394	$1,081

Supplemental cash flow information
Interest paid	$7,695	$4,161
Income taxes paid	86	51

Non-cash financing activities
Issuance of common shares	$1,165	$256

See accompanying notes.

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(unaudited)

Note 1.   Basis of Presentation

The accompanying condensed consolidated financial statements of Government Properties Income Trust and its subsidiaries, or GOV, the Company, we or us, are unaudited.  We operate in one business segment: ownership of properties that are primarily leased to government tenants.  Certain information and disclosures required by U.S. generally accepted accounting principles, or GAAP, for complete financial statements have been condensed or omitted.  We believe the disclosures made are adequate to make the information presented not misleading.  However, the accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2011, or our Annual Report.  In the opinion of our management, all adjustments, which include only normal recurring adjustments considered necessary for a fair presentation, have been included.  All material intercompany transactions and balances between the Company and its subsidiaries have been eliminated.  Our operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.

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

In January 2012, we adopted FASB Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income.  This update eliminated the option to report other comprehensive income and its components in the statement of shareholders’ equity.  This update was intended to enhance comparability between entities that report under GAAP and to provide a more consistent method of presenting non-owner transactions that affect an entity’s equity.  This standard was effective for interim and annual reporting periods beginning after December 15, 2011.  The implementation of this update did not cause any changes to our condensed consolidated financial statements other than the presentation of the condensed consolidated statements of income.

Note 3. Real Estate Properties

As of June 30, 2012, we owned 74 properties representing an aggregate investment of approximately $1,526,652.  We generally lease space in our properties on a gross lease or modified gross lease basis pursuant to fixed term operating leases expiring between 2012 and 2025.  Certain of our government tenants have the right to cancel their leases before the lease term expires, although we currently expect that few will do so.  Our leases generally require us to pay all or some property operating expenses and to provide all or most property management services.  During the three months ended June 30, 2012, we entered into 14 leases for 205,503 rentable square feet for a weighted average (by revenue) lease term of 4.7 years and made commitments for approximately $2,651 of leasing related costs.  During the six months ended June 30, 2012, we entered into 21 leases for 243,625 rentable square feet for a weighted average (by revenue) lease term of 4.7 years and made commitments for approximately $2,948 of leasing related costs. We have unspent leasing related obligations of approximately $7,299 as of June 30, 2012.

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(unaudited)

During the six months ended June 30, 2012, we acquired three office properties located in two states for an aggregate purchase price of $28,950, excluding acquisition costs.  We allocated the purchase price of these acquisitions based on the estimated fair values of the acquired assets and assumed liabilities as follows:

						Buildings		Acquired
Acquisition		Number of	Square	Purchase		and	Acquired	Lease
Date	Location	Properties	Feet	Price(1)	Land	Improvements	Leases	Obligations
June 2012	Albany, NY	1	64,000	$8,525	$790	$6,400	$1,578	$(243)
June 2012	Everett, WA	2	111,908	20,425	3,360	15,376	2,449	(760)
		3	175,908	$28,950	$4,150	$21,776	$4,027	$(1,003)

(1)            Purchase price excludes acquisition related costs.

In June 2012, we acquired two office properties located in Everett, WA with 111,908 rentable square feet.  These properties are 100% leased to the State of Washington and occupied by the Department of Social and Health Services.  The purchase price was $20,425, excluding acquisition costs.

Also in June 2012, we acquired an office property located in Albany, NY with 64,000 rentable square feet.  This property is 100% leased to the State of New York and occupied by the Department of Agriculture.  The purchase price was $8,525, excluding acquisition costs.

In July 2012, we acquired an office property located in Stockton, CA with 22,012 rentable square feet.  This property is 100% leased to the U.S. Government and occupied by the Department of Immigration and Customs Enforcement.  The purchase price was $8,251, excluding acquisition costs.

Also in July 2012, we acquired office properties located in each of Atlanta, GA and Jackson, MS and an office warehouse property located in Ellenwood, GA with a combined total of 552,571 rentable square feet.  These properties are 100% leased to the U.S. Government and occupied by the Department of Homeland Security, Immigration and Customs Enforcement, the Federal Bureau of Investigation and the National Archives and Records Administration, respectively.  The aggregate purchase price was $88,000, excluding acquisition costs.

Note 4.  Concentration

Tenant and Credit Concentration

We define annualized rental income as the annualized contractual base rents from our tenants pursuant to our lease agreements with them as of the measurement date, plus straight line rent adjustments and estimated recurring expense reimbursements to be paid to us, and excluding lease value amortization. The U.S. Government, 10 state governments and the United Nations, an international intergovernmental organization, combined were responsible for approximately 92.7% and 93.6% of our annualized rental income as of June 30, 2012 and 2011, respectively. The U.S. Government is our largest tenant by annualized rental income and was responsible for approximately 67.7% and 74.2% of our annualized rental income as of June 30, 2012 and 2011, respectively.

Geographic Concentration

At June 30, 2012, our 74 properties were located in 29 states and the District of Columbia.  Properties located in Maryland, California, the District of Columbia, New York, Georgia, Massachusetts, Colorado and Indiana were responsible for approximately 12.8%, 12.7%, 10.1%, 9.9%, 7.4%, 6.8%, 5.5% and 5.2% of our annualized rental income as of June 30, 2012, respectively.

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(unaudited)

Note 5.  Indebtedness

At June 30, 2012 and December 31, 2011, our outstanding indebtedness consisted of the following:

	June 30,	December 31,
	2012	2011

Unsecured revolving credit facility, due in 2015	$27,000	$345,500
Unsecured term loan, due in 2017	350,000	—
Mortgage note payable, 5.73% interest rate, including unamortized premium of $724, due in 2015(1)	49,701	50,118
Mortgage note payable, 6.21% interest rate, due in 2016(1)	24,579	24,713
Mortgage note payable, 7.00% interest rate, including unamortized premium of $942, due in 2019(1)	10,406	10,559
Mortgage note payable, 8.15% interest rate, including unamortized premium of $716, due in 2021(1)	9,585	9,993
	$471,271	$440,883

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

We have a $550,000 unsecured revolving credit facility that is available for acquisitions, working capital and general business purposes.  Our revolving credit facility has a maturity date of October 19, 2015 and, subject to meeting certain conditions and the payment of a fee, we may extend the maturity date to October 19, 2016.  In addition, our revolving credit facility includes a feature under which maximum borrowings may be increased to up to $1,100,000 in certain circumstances.  Interest under our revolving credit facility is based upon LIBOR plus a spread that is subject to adjustment based upon changes to our senior unsecured debt ratings.  The weighted average annual interest rate for borrowings under our revolving credit facility was 1.75% and 1.80% for the three and six months ended June 30, 2012, respectively.  As of June 30, 2012, we had $27,000 outstanding under our revolving credit facility.

On January 12, 2012, we entered into a five year $350,000 unsecured term loan. Our term loan matures on January 11, 2017, and is prepayable without penalty at any time.  In addition, our term loan includes a feature under which maximum borrowings may be increased to up to $700,000 in certain circumstances. Our term loan bears interest at a rate of LIBOR plus a spread that is subject to adjustment based upon changes to our senior unsecured debt ratings.  We used the net proceeds of our term loan to repay amounts outstanding under our revolving credit facility and to fund general business activities.  The weighted average annual interest rate for the amount outstanding under our term loan was 2.00% for the three months ended June 30, 2012 and 2.01% for the period from January 12, 2012 to June 30, 2012.

Our revolving credit facility agreement and our term loan agreement contain a number of covenants that restrict our ability to incur debts in excess of calculated amounts, restrict our ability to make distributions under certain circumstances and generally require us to maintain certain financial ratios.  We believe we were in compliance with the terms and conditions of our revolving credit facility agreement and our term loan agreement at June 30, 2012.

At June 30, 2012, five of our properties with an aggregate net book value of $123,105 were secured by four mortgage notes with a then aggregate principal amount outstanding of $91,889.  We assumed these mortgage notes in connection with certain of our acquisitions. Our mortgage notes are non-recourse and do not contain any material financial covenants.

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(unaudited)

Note 6. Fair Value of Financial Instruments

Our financial instruments at June 30, 2012 include cash and cash equivalents, restricted cash, rents receivable, mortgage notes payable, accounts payable, our revolving credit facility and our term loan, amounts due to related persons, other accrued expenses and security deposits.  At June 30, 2012, the fair value of our financial instruments approximated their carrying values in our condensed consolidated financial statements, except as follows:

	Carrying Amount	Fair Value
Mortgage note payable, 5.73% interest rate, including unamortized premium of $724, due in 2015	$49,701	$50,268
Mortgage note payable, 6.21% interest rate, due in 2016	24,579	26,936
Mortgage note payable, 7.00% interest rate, including unamortized premium of $942, due in 2019	10,406	11,031
Mortgage note payable, 8.15% interest rate, including unamortized premium of $716, due in 2021	9,585	10,777
	$94,271	$99,012

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

On May 24, 2012, we paid a distribution to common shareholders in the amount of $0.42 per share, or $19,778, that was declared on April 9, 2012 and was payable to shareholders of record on April 26, 2012.

On July 9, 2012, we declared a distribution payable to common shareholders of record on July 23, 2012, in the amount of $0.42 per share, or $19,782.  We expect to pay this distribution on or about August 22, 2012.

Share Issuances

As further described in Note 8, under the terms of our business management agreement with Reit Management & Research LLC, or RMR, on March 29, 2012 we issued 39,141 of our common shares of beneficial interest, $.01 par value per share, or our common shares, to RMR in payment of an incentive fee of approximately $833 for services rendered to us by RMR during 2011.

On May 16, 2012, pursuant to our equity compensation plan, we granted 2,000 of our common shares, valued at $22.43 per share, the closing price of our common shares on the New York Stock Exchange, or the NYSE, on that day, to each of our five Trustees as part of their annual compensation.

We have no dilutive securities.

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

Pursuant to our business management agreement with RMR, we incurred expenses of $2,028 and $1,805 for the three months ended June 30, 2012 and 2011, respectively, and $4,258 and $3,479 for the six months ended June 30, 2012 and 2011, respectively. These amounts are included in general and administrative expenses in our condensed consolidated financial statements.  In March 2012, we issued 39,141 of our common shares to RMR in satisfaction of the incentive fee RMR earned for services provided to us during 2011, in accordance with the terms of our business management agreement.  In connection with our property management agreement with RMR, we incurred property management and construction supervision fees of $1,610 and $1,509 for the three months ended June 30, 2012 and 2011, respectively, and $3,205 and $2,833 for the six months ended June 30, 2012 and 2011, respectively.  These amounts are included in other operating expenses or have been capitalized, as appropriate, in our condensed consolidated financial statements.

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

We, RMR, CWH and five other companies to which RMR provides management services each currently own 12.5% of Affiliates Insurance Company, or AIC, an Indiana insurance company.  One of those five other companies became a shareholder of AIC during the quarter ended June 30, 2012.  All of our Trustees and nearly all of the trustees and directors of the other AIC shareholders currently serve on the board of directors of AIC.  RMR provides management and administrative services to AIC pursuant to a management and administrative services agreement with AIC.  Although we own less than 20% of AIC, we use the equity method to account for this investment because we believe that we have significant influence over AIC because all of our Trustees are also directors of AIC.  Our investment in AIC had a carrying value of $5,526 and $5,409 as of June 30, 2012 and December 31, 2011, respectively.  We recognized income of $76 and $46 for the three months ended June 30, 2012 and 2011, respectively, and $121 and $83 for the six months ended June 30, 2012 and 2011, respectively, related to this investment.  We and the other shareholders of AIC have purchased property insurance providing $500,000 of coverage pursuant to an insurance program arranged by AIC and with respect to which AIC is a reinsurer of certain coverage amounts.  This program was modified and extended in June 2012 for a one year term and we paid a premium, including taxes and fees, of $410 in connection with that renewal, which amount may be adjusted from time to time in response to our acquisition and disposition of properties that are included in that program.  We are also currently investigating the possibilities to expand our insurance relationships with AIC to include other types of insurance.  We may invest additional amounts in AIC in the future if the expansion of this insurance business requires additional capital, but we are not obligated to do so.  By participating in this insurance business with RMR and the other companies to which RMR provides management services, we expect that we may benefit financially by possibly reducing our insurance expenses or by realizing our pro-rata share of any profits of this insurance business.

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

OVERVIEW

As of June 30, 2012, we owned 74 properties located in 29 states and the District of Columbia containing approximately 9.1 million rentable square feet, of which 63.7% was leased to the U.S. Government, 19.1% was leased to 10 state governments, and 2.0% was leased to the United Nations, an international intergovernmental organization.  The U.S. Government, 10 state governments and the United Nations combined were responsible for 92.7% and 93.6% of our annualized rental income, as defined below, as of June 30, 2012 and 2011, respectively.

Property Operations

As of June 30, 2012, 92.2% of our rentable square feet were leased, compared to 96.5% of our rentable square feet as of June 30, 2011.  Occupancy data for our properties as of June 30, 2012 and 2011 is as follows (square feet in thousands):

			Comparable
	All Properties		Properties(1)
	June 30,		June 30,
	2012	2011	2012	2011
Total properties (end of period)	74	64	55	55
Total square feet	9,126	7,553	6,805	6,805
Percent leased(2)	92.2%	96.5%	91.3%	96.1%

(1)                                    Based on properties we owned on June 30, 2012 and which we owned continuously since January 1, 2011.  Our comparable properties increased from 33 properties at June 30, 2011 as a result of acquisitions we completed during the year ended December 31, 2010.

(2)                                    Percent leased includes (i) space being fitted out for tenant occupancy pursuant to our lease agreements, if any, and (ii) space which is leased, but is not occupied or is being offered for sublease by tenants, if any, as of the measurement date.

The average effective rental rate per square foot for our properties for the periods ended June 30, 2012 and 2011 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Average effective rental rate per square foot:(1)
All properties	$24.45	$24.13	$24.39	$23.83
Comparable properties(2)	$23.66	$23.75	$23.76	$23.66

(1)                                   Average annualized effective rental rate per square foot represents annualized total rental income during the period specified divided by the average rentable square feet occupied during the period specified.

(2)                                   Comparable properties for the three months ended June 30, 2012 consist of 58 properties we owned on June 30, 2012 and which we owned continuously since April 1, 2011.  Comparable properties for the six months ended June 30, 2012 consist of 55 properties we owned on June 30, 2012 and which we owned continuously since January 1, 2011.

We currently believe that U.S. leasing market conditions are slowly improving, but remain weak in many U.S. markets. Our historical experience, including that of our predecessor, CWH, with respect to properties of the type we own that are majority leased to government tenants has been that government tenants frequently renew leases to avoid the costs and disruptions that may result from relocating their operations. We believe that current budgetary pressures may cause increased demand for leased space by government tenants, as opposed to new buildings built on behalf of government tenants. However, these same increased budgetary pressures upon the U.S. Government and state governments could also result in a decrease in government employment and consolidation of operations into government owned properties, thereby reducing the need for government leased space. Accordingly, we are unable to reasonably project what the financial impact of market conditions will be on our financial results for future periods.

As of June 30, 2012, leases totaling 650,015 rentable square feet are scheduled to expire through September 30, 2012. Based upon current market conditions and tenant negotiations for leases scheduled to expire through September 30, 2012, we expect that rental rates we are likely to achieve on new or renewed leases will, in the aggregate and on a weighted average basis, approximate the rates currently being paid, thereby generally resulting in a minimal change in revenue from the same space absent an increase in vacancies.  However, we can provide no assurance that the rental rates we expect will occur or that we will not experience material declines in our rental income due to vacancies upon lease expirations.  Prevailing market conditions at the time our leases expire will generally determine lease renewals and rental rates for space in our properties; and market conditions are generally beyond our control. As of June 30, 2012, lease expirations at our properties by year are as follows (square feet and dollars in thousands):

					Annualized
	Number of	Expirations of		Cumulative	Rental		Cumulative
	Tenants	Occupied Square	Percent	Percent	Income	Percent	Percent
Year(1)	Expiring	Feet(2)	of Total	of Total	Expiring(3)	of Total	of Total
2012	38	988	11.7%	11.7%	$25,474	12.9%	12.9%
2013	38	958	11.4%	23.1%	14,242	7.2%	20.1%
2014	38	458	5.4%	28.5%	8,544	4.3%	24.4%
2015	37	1,275	15.2%	43.7%	28,688	14.5%	38.9%
2016	35	603	7.2%	50.9%	14,652	7.4%	46.3%
2017	28	617	7.3%	58.2%	12,584	6.4%	52.7%
2018	13	584	6.9%	65.1%	22,480	11.4%	64.1%
2019	15	1,365	16.2%	81.3%	31,622	16.0%	80.1%
2020	17	668	7.9%	89.2%	19,167	9.7%	89.8%
2021 and thereafter	12	902	10.8%	100.0%	20,083	10.2%	100.0%
Total	271	8,418	100.0%		$197,536	100.0%

Weighted average remaining lease term (in years)		4.6			4.8

(1)                                    The year of lease expiration is pursuant to current contract terms. Some government tenants have the right to vacate their space before the stated expirations of their leases. As of June 30, 2012, government tenants occupying approximately 14.8% of our rentable square feet and responsible for approximately 10.8% of our annualized rental income as of June 30, 2012 have currently exercisable rights to terminate their leases before the stated expirations. Also in 2012, 2013, 2014, 2015, 2016, 2017, 2018, 2019 and 2020, early termination rights become exercisable by other tenants who currently occupy an additional approximately 0.3%, 3.9%, 4.1%, 0.6%, 6.3%, 0.6%, 1.2%, 1.0% and 0.6% of our rentable square feet, respectively, and contribute an additional approximately 0.3%, 3.4%, 4.7%, 0.6%, 9.5%, 0.7%, 1.5%, 1.0% and 0.8% of our annualized rental income, respectively, as of June 30, 2012.  In addition, as of June 30, 2012, 10 of our state government tenants have currently exercisable rights to terminate their leases if these states do not appropriate rent in their respective annual budgets. These 10 tenants occupy approximately 8.6% of our rentable square feet and contribute approximately 8.7% of our annualized rental income as of June 30, 2012.

(2)                                    Occupied square feet is pursuant to leases existing as of June 30, 2012, and includes (i) space being fitted out for tenant occupancy pursuant to our lease agreements, if any, and (ii) space which is leased, but is not occupied or is being offered for sublease by tenants, if any.

(3)                                    Annualized rental income is the annualized contractual base rents from our tenants pursuant to our lease agreements as of June 30, 2012, plus straight line rent adjustments and estimated recurring expense reimbursements to be paid to us, and excluding lease value amortization.

Investment Activities (dollar amounts in thousands)

During the six months ended June 30, 2012, we acquired three properties for an aggregate purchase price of $28,950, excluding acquisition related costs.  We acquired these properties at a range of capitalization rates from 8.6% to 9.3%, with a weighted average (by purchase price) capitalization rate of 9.1%.  We calculate the capitalization rate for property acquisitions as the ratio of (x) annual straight line rental income, excluding the impact of above and below market lease amortization, based on leases then in effect at the acquisition date, less estimated annual property operating expenses, excluding depreciation and amortization expense, to

(y) the acquisition purchase price, including assumed debt and excluding acquisition costs.  For more information about these acquisitions, please see Note 3 to our Condensed Consolidated Financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

In July 2012, we acquired an office property located in Stockton, CA with 22,012 rentable square feet.  This property is 100% leased to the U.S. Government and occupied by the Department of Immigration and Customs Enforcement.  The purchase price was $8,251, excluding acquisition costs.

Also in July 2012, we acquired office properties located in each of Atlanta, GA and Jackson, MS and an office warehouse property located in Ellenwood, GA with a combined total of 552,571 rentable square feet.  These properties are 100% leased to the U.S. Government and occupied by the Department of Homeland Security, Immigration and Customs Enforcement, the Federal Bureau of Investigation and the National Archives and Records Administration, respectively.  The aggregate purchase price was $88,000, excluding acquisition costs.

In April 2012, we entered into an agreement to acquire an office property located in Madison, WI with 56,889 rentable square feet.  This acquisition was subject to our satisfactory completion of diligence and in May 2012 we terminated this acquisition agreement.

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

Financing Activities (dollar amounts in thousands, except per share amounts)

We have a $550,000 unsecured revolving credit facility that is available for acquisitions, working capital and general business purposes.  As of June 30, 2012, we had $27,000 outstanding under our revolving credit facility.  Interest under our revolving credit facility is based upon LIBOR plus 150 basis points, subject to adjustment based upon changes to our senior unsecured debt ratings.  The weighted average annual interest rate for our revolving credit facility was 1.75% and 1.80% for the three and six months ended June 30, 2012, respectively.

On January 12, 2012, we entered into a five year $350,000 unsecured term loan.  Our term loan matures on January 11, 2017, and is prepayable without penalty at any time.  Our term loan bears interest at a rate of LIBOR plus 175 basis points, subject to adjustment based upon changes to our senior unsecured debt ratings.  We used the net proceeds of our term loan to repay amounts outstanding under our revolving credit facility and to fund general business activities.  The weighted average annual interest rate for the amount outstanding under our term loan was 2.00% for the three months ended June 30, 2012 and 2.01% for the period January 12, 2012 to June 30, 2012.  There have been recent governmental inquiries regarding the setting of LIBOR, which may result in changes to that process that could have the effect of increasing LIBOR.  Increases in LIBOR would increase the amount of interest we pay under our revolving credit facility and our term loan agreement.

Our revolving credit facility agreement and our term loan agreement contain a number of covenants that restrict our ability to incur debts in excess of calculated amounts, restrict our ability to make distributions under certain circumstances and generally require us to maintain certain financial ratios.  We believe we were in compliance with the terms and conditions of our revolving credit facility agreement and our term loan agreement at June 30, 2012.

RESULTS OF OPERATIONS (amounts in thousands, except per share amounts)

Three Months June 30, 2012, Compared to Three Months Ended June 30, 2011

	Comparable Properties Results (1)				Acquired Properties Results (2)				Consolidated Results
	Three Months Ended June 30,				Three Months Ended June 30,				Three Months Ended June 30,
			$	%			$	%			$	%
	2012	2011	Change	Change	2012	2011	Change	Change	2012	2011	Change	Change

Rental income	$38,214	$40,452	$(2,238)	(5.5)%	$12,059	$1,655	$10,404	628.6%	$50,273	$42,107	$8,166	19.4%
Operating expenses:
Real estate taxes	4,817	4,501	316	7.0%	1,132	136	996	732.4%	5,949	4,637	1,312	28.3%
Utility expenses	2,949	3,430	(481)	(14.0)%	921	110	811	737.3%	3,870	3,540	330	9.3%
Other operating expenses	7,062	7,125	(63)	(0.9)%	2,263	135	2,128	1,576.2%	9,325	7,260	2,065	28.4%
Total operating expenses	14,828	15,056	(228)	(1.5)%	4,316	381	3,935	1,032.8%	19,144	15,437	3,707	24.0%

Net operating income (3)	$23,386	$25,396	$(2,010)	(7.91)%	$7,743	$1,274	$6,469	508%	31,129	26,670	4,459	16.7%

Other expenses
Depreciation and amortization									12,153	9,097	3,056	33.6%
Acquisition related costs									245	1,009	(764)	(75.7)%
General and administrative									2,719	2,566	153	6.0%
Total other expenses									15,117	12,672	2,445	19.3%
Operating income									16,012	13,998	2,014	14.4%
Interest and other income									6	20	(14)	(70.0)%
Interest expense (including net amortization of debt premiums and deferred financing fees of $335 and $262, respectively)									(4,096)	(3,076)	(1,020)	33.2%
Equity in earnings of an investee									76	46	30	65%
Income before income tax expense									11,998	10,988	1,010	9.2%
Income tax expense									(44)	(56)	12	(21.4)%
Net income									$11,954	$10,932	$1,022	9.4%

Weighted average common shares outstanding									47,098	40,506	6,592	16.3%

Net income per common share									$0.25	$0.27	$(0.02)	(7.41)%

Calculation of Funds From Operations and Normalized Funds From Operations (4)

Net income									$11,954	$10,932
Depreciation and amortization									12,153	9,097
Funds from operations									24,107	20,029
Acquisition related costs									245	1,009
Normalized funds from operations									$24,352	$21,038

Funds from operations per common share									$0.51	$0.49
Normalized funds from operations per common share									$0.52	$0.52

(1)                                        Comparable properties consist of 58 properties we owned on June 30, 2012 and which we owned continuously since April 1, 2011.

(2)                                        Acquired properties consist of the 16 and six (which six are included in the previously referenced 16) properties we owned on June 30, 2012 and June 30, 2011, respectively, and which we acquired during the period from April 1, 2011 to June 30, 2012.

(3)                                        We calculate net operating income, or NOI, as shown above.  We define NOI as rental income from real estate less our property operating expenses.  We consider NOI to be appropriate supplemental information to net income because it may help both investors and management to understand the operations of our properties.  We use NOI internally to evaluate individual and company wide property level performance and we believe NOI provides useful information to investors regarding our results of operations because it reflects only those income and expense items that are incurred at the property level and may facilitate comparisons of our operating performance between periods.  The calculation of NOI excludes certain components of net income in order to provide results that are more closely related to our properties’ results of operations. NOI does not represent cash generated by operating activities in accordance with GAAP and should not be considered as an alternative to net income, operating income or cash flow from operating activities, determined in accordance with GAAP, as an indicator of our financial performance or liquidity, nor is NOI necessarily indicative of sufficient cash flow to fund all of our needs.  We believe that NOI may facilitate an understanding of our consolidated historical operating results.  NOI should be considered in conjunction with net income, operating income and cash flow from operating activities as presented in our Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Cash Flows.  Other real estate investment trusts, or REITs, and real estate companies may calculate NOI differently than we do.

(4)                                        We calculate funds from operations, or FFO, and Normalized FFO as shown above.  FFO is calculated on the basis defined by The National Association of Real Estate Investment Trusts, or NAREIT, which is net income, calculated in accordance with GAAP, plus real estate depreciation and amortization.  Our calculation of Normalized FFO differs from NAREIT’s definition of FFO because we exclude acquisition related costs.  We consider FFO and Normalized FFO to be appropriate measures of performance for a REIT, along with net income, operating income and cash flow from operating, investing and financing activities.  We believe that FFO and Normalized FFO provide useful information to investors because by excluding the effects of certain historical amounts, such as depreciation expense, FFO and Normalized FFO can facilitate a comparison of operating performances between periods.  FFO and Normalized FFO are among the factors considered by our Board of Trustees when determining the amount of distributions to our shareholders.  Other factors include, but are not limited to, requirements to maintain our status as a REIT, limitations in our revolving credit facility and term loan agreements, the availability of debt and equity capital to us and our expectation of our future capital requirements and operating performance.  FFO and Normalized FFO do not represent cash generated by operating activities in accordance with GAAP and should not be considered as alternatives to net income, operating income or cash flow from operating activities determined in accordance with GAAP, or as indicators of our financial performance or liquidity, nor are these measures necessarily indicative of sufficient cash flow to fund all of our needs.  We believe that FFO and Normalized FFO may facilitate an understanding of our consolidated historical operating results.  These measures should be considered in conjunction with net income, operating income and cash flow from operating activities as presented in our Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Cash Flows.  Other REITs and real estate companies may calculate FFO and Normalized FFO differently than we do.

We refer to the 58 properties we owned on June 30, 2012 and which we have owned continuously since April 1, 2011 as comparable properties.  We refer to the 16 and six (which six are included in the previously referenced 16) properties that we owned as of June 30, 2012 and 2011, respectively, which we acquired during the period from April 1, 2011 to June 30, 2012 as acquired properties.  Our condensed consolidated income statement for the three months ended June 30, 2012 includes the operating results of 13 acquired properties for the entire period and three properties for less than the entire period, as we acquired those 13 properties prior to April 1, 2012 and we acquired those three properties during that period.  Our condensed consolidated income statement for the three months ended June 30, 2011 includes the operating results of six acquired properties for less than the entire period, as those properties were purchased during that period.

References to changes in the income and expense categories below relate to the comparison of consolidated results for the three month period ended June 30, 2012, compared to the three month period ended June 30, 2011.

Rental income.  The increase in rental income reflects the effects of acquired properties, partially offset by lower revenues for comparable properties.  Rental income for acquired properties increased $7,517 due to properties acquired after June 30, 2011 and $2,887 for properties acquired during the 2011 period.  Rental income for comparable properties decreased primarily due to a decrease in occupancy at four of our properties that was partially offset by the effect of rental increases at certain of our comparable properties.  Rental income includes non-cash straight line rent adjustments totaling $695 in 2012 and $43 in 2011 and amortization of acquired leases and assumed lease obligations totaling ($537) in 2012 and $116 in 2011.

Real estate taxes. The increase in real estate taxes reflects the effects of acquired properties, plus an increase in real estate taxes for comparable properties.  Real estate taxes for acquired properties increased $601 due to properties acquired after June 30, 2011 and $395 due to properties acquired during the 2011 period.  Real estate taxes for comparable properties increased due to higher valuations assessed at certain of our properties.

Utility expenses.  The increase in utility expenses reflects the effects of acquired properties, partially offset by lower utility expenses for comparable properties.  Utility expenses for acquired properties increased $729 due to properties acquired after June 30, 2011 and $82 due to properties acquired during the 2011 period.  Utility expenses at comparable properties declined due primarily to decreased usage at certain of our properties as a result of increased vacancies and the impact of lower electricity rates at certain of our properties.

Other operating expenses.  Other operating expenses consist of property management fees, salaries and benefit costs of property level personnel, repairs and maintenance expense, cleaning expense and other direct costs of operating our properties. The increase in other operating expenses reflects the effects of acquired properties, partially offset by lower expenses for comparable properties.  Other operating expenses for acquired properties increased $1,765 due to properties acquired after June 30, 2011 and $363 due to properties acquired during the 2011 period.  Other operating expenses at comparable properties decreased slightly as a result of lower cleaning and property management fee expenses at certain of our properties due to increased vacancies, partially offset by higher repair and maintenance costs at certain of our properties.

Depreciation and amortization.  The increase in depreciation and amortization reflects the effect of property acquisitions and improvements made to certain of our properties since April 1, 2011.  Depreciation and amortization for acquired properties increased $2,150 due to properties acquired after April 1, 2011 and $1,341 due to properties acquired during the 2011 period.

Acquisition related costs.  Acquisition related costs represent legal and due diligence costs incurred in connection with our acquisition activity during the respective 2012 and 2011 periods.

General and administrative.  General and administrative expenses consist of fees pursuant to our business management agreement with RMR, equity compensation expense, legal and accounting fees, Trustees’ fees and expenses, securities listing and transfer agency fees and other costs relating to our status as a publicly traded company.  The increase in general and administrative expenses primarily reflects the increase in business management fees due to our property acquisitions since April 1, 2011.

Interest and other income.  The decrease in interest and other income is primarily the result of a smaller average amount of investable cash in 2012 compared to the same period in 2011.

Interest expense.  The increase in interest expense reflects a larger average outstanding debt balance during the 2012 period compared to the 2011 period, partially offset by a lower weighted average interest rate in 2012.

Equity in earnings of an investee.  Equity in earnings of an investee represents our proportionate share of earnings from our investment in AIC.

Income tax expense.  Income tax expense was essentially unchanged.

Net income.  Our net income increased as a result of the changes noted above.  On a per share basis, net income is lower principally due to our issuance of common shares pursuant to a public equity offering in July 2011.

RESULTS OF OPERATIONS (amounts in thousands, except per share amounts)

Six Months Ended June 30, 2012, Compared to Six Months Ended June 30, 2011

	Comparable Properties Results (1)				Acquired Properties Results (2)				Consolidated Results
	Six Months Ended June 30,				Six Months Ended June 30,				Six Months Ended June 30,
			$	%			$	%			$	%
	2012	2011	Change	Change	2012	2011	Change	Change	2012	2011	Change	Change

Rental income	$74,044	$77,324	$(3,280)	(4.2)%	$26,684	$4,011	$22,673	565.3%	$100,728	$81,335	$19,393	23.8%
Operating expenses:
Real estate taxes	8,944	8,775	169	1.9%	2,538	319	2,219	695.6%	11,482	9,094	2,388	26.3%
Utility expenses	5,483	6,643	(1,160)	(17.5)%	2,222	404	1,818	450.0%	7,705	7,047	658	9.3%
Other operating expenses	13,291	13,644	(353)	(2.6)%	4,887	537	4,350	810.1%	18,178	14,181	3,997	28.2%
Total operating expenses	27,718	29,062	(1,344)	(4.6)%	9,647	1,260	8,387	665.6%	37,365	30,322	7,043	23.2%

Net operating income	$46,326	$48,262	$(1,936)	(4.0)%	$17,037	$2,751	$14,286	519.3%	63,363	51,013	12,350	24.2%

Other expenses
Depreciation and amortization									24,225	17,483	6,742	38.6%
Acquisition related costs									294	1,838	(1,544)	(84.0)%
General and administrative									5,758	4,909	849	17.3%
Total other expenses									30,277	24,230	6,047	25.0%
Operating income									33,086	26,783	6,303	23.5%
Interest and other income									14	35	(21)	(60.0)%
Interest expense (including net amortization of debt premiums and deferred financing fees of $659 and $521, respectively)									(8,119)	(5,613)	(2,506)	44.6%
Equity in earnings of an investee									121	83	38	45.8%
Income before income tax expense									25,102	21,288	3,814	17.9%
Income tax expense									(89)	(102)	13	(12.7)%
Net income									$25,013	$21,186	$3,827	18.1%

Weighted average common shares outstanding									47,075	40,503	6,572	16.2%

Net income per common share									$0.53	$0.52	$0.01	1.9%

Calculation of Funds From Operations and Normalized Funds From Operations

Net income									$25,013	$21,186
Depreciation and amortization									24,225	17,483
Funds from operations									49,238	38,669
Acquisition related costs									294	1,838
Normalized funds from operations									$49,532	$40,507

Funds from operations per common share									$1.05	$0.95
Normalized funds from operations per common share									$1.05	$1.00

(1)                                        Comparable properties consist of 55 properties we owned on June 30, 2012 and which we owned continuously since January 1, 2011.

(2)                                        Acquired properties consist of the 19 and nine (which nine are included in the previously referenced 19) properties we owned on June 30, 2012 and June 30, 2011, respectively, and which we acquired during the period from January 1, 2011 to June 30, 2012.

We refer to the 55 properties we owned on June 30, 2012 and which we have owned continuously since January 1, 2011 as comparable properties.  We refer to the 19 and  nine (which nine are included in the previously referenced 19) properties that we owned as of June 30, 2012 and 2011, respectively, which we acquired during the period from January 1, 2011 to June 30, 2012 as acquired properties.  Our condensed consolidated income statement for the six months ended June 30, 2012 includes the operating results of 16 acquired properties for the entire period and three properties for less than the entire period, as we acquired those 16  properties prior to January 1, 2012 and we acquired those three properties during that period.  Our condensed consolidated income statement for the six months ended June 30, 2011 includes the operating results of nine acquired properties for less than the entire period, as those properties were purchased during that period.

References to changes in the income and expense categories below relate to the comparison of consolidated results for the six month period ended June 30, 2012, compared to the six month period ended June 30, 2011.

Rental income.  The increase in rental income reflects the effects of acquired properties, partially offset by lower revenues for comparable properties.  Rental income for acquired properties increased $14,397 due to properties acquired after June 30, 2011 and $8,276 for properties acquired during the 2011 period.  Rental income for comparable properties decreased primarily due to a decrease in occupancy at four of our properties that was partially offset by the effect of rental increases at certain of our comparable properties.  Rental income includes non-cash straight line rent adjustments totaling $1,564 in 2012 and $161 in 2011 and amortization of acquired leases and assumed lease obligations totaling ($1,091) in 2012 and $288 in 2011.

Real estate taxes. The increase in real estate taxes reflects the effects of acquired properties, in addition to a slight increase in real estate taxes for comparable properties.  Real estate taxes for acquired properties increased $1,185 due to properties acquired after June 30, 2011 and $1,034 due to properties acquired during the 2011 period.  Real estate taxes for comparable properties increased slightly due to higher assessed values at certain of our properties, partially offset by lower expenses from successful property tax appeals at certain of our properties.

Utility expenses.  The increase in utility expenses reflects the effects of acquired properties, partially offset by lower utility expenses for comparable properties.  Utility expenses for acquired properties increased $1,493 due to properties acquired after June 30, 2011 and $325 due to properties acquired during the 2011 period.  Utility expenses at comparable properties declined due to decreased tenant usage as a result of the warmer than normal temperatures experienced in many parts of the United States in early 2012, a decrease in usage at certain of our properties as a result of increased vacancies and the impact of lower electricity rates at certain of our properties.

Other operating expenses.  The increase in other operating expenses reflects the effects of acquired properties, partially offset by lower expenses for comparable properties.  Other operating expenses for acquired properties increased $3,297 due to properties acquired after June 30, 2011 and $1,053 due to properties acquired during the 2011 period.  Other operating expenses at comparable properties decreased primarily as a result of lower snow removal costs at certain of our properties, partially offset by higher repair and maintenance expense at certain of our properties.

Depreciation and amortization.  The increase in depreciation and amortization reflects the effect of property acquisitions and improvements made to certain of our properties since January 1, 2011.  Depreciation and amortization for acquired properties increased $4,309 due to properties acquired after June 30, 2011 and $2,450 due to properties acquired during the 2011 period.

Acquisition related costs.  Acquisition related costs represent legal and due diligence costs incurred in connection with our acquisition activity during the respective 2012 and 2011 periods.

General and administrative.  The increase in general and administrative expenses primarily reflects the increase in business management fees due to our property acquisitions since January 1, 2011.

Interest and other income.  The decrease in interest and other income is primarily the result of a smaller average amount of investable cash in 2012 compared to the same period in 2011.

Interest expense.  The increase in interest expense reflects a larger average outstanding debt balance during the 2012 period compared to the 2011 period, partially offset by a lower weighted average interest rate in 2012.

Equity in earnings of an investee.  Equity in earnings of an investee represents our proportionate share of earnings from our investment in AIC.

Income tax expense.  Income tax expense was essentially unchanged.

Net income.  Our net income increased as a result of the changes noted above.  On a per share basis, the percentage increase in net income is lower due principally to our issuance of common shares pursuant to a public equity offering in July 2011.

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

Our changes in cash flows for the six month period ended June 30, 2012 compared to the same period in 2011 were as follows: (i) cash provided by operating activities increased from $39,534 in 2011 to $52,568 in 2012; (ii) cash used in investment activities decreased from $226,872 in 2011 to $43,561 in 2012; and (iii) cash provided by (used in) financing activities decreased from $185,982 in 2011 to ($10,885) in 2012.

The increase in cash provided by operating activities for the six month period ended June 30, 2012 as compared to the corresponding prior year period is due primarily to increased operating cash flow from our acquisition of 19 properties after January 1, 2011 and changes in our working capital.  The decrease in cash used in investing activities for the six month period ended June 30, 2012 as compared to the corresponding prior year period was due primarily to our acquisition of nine properties during the 2011 period as compared to three properties during the 2012 period.  The decrease in cash provided by financing activities for the six month period ended June 30, 2012 as compared to the corresponding prior year period was due primarily to increased borrowings under our revolving credit facility during the 2011 period to fund acquisitions and an increase in distributions paid to common shareholders during the 2012 period.

Our Investment and Financing Liquidity and Resources (dollar amounts in thousands, except per share and per square foot amounts).

In order to fund acquisitions and to accommodate cash needs that may result from timing differences between our receipt of rents and our desire or need to make distributions or pay operating or capital expenses, we maintain a $550,000 revolving credit facility from a syndicate of financial institutions.  At June 30, 2012 and August 2, 2012, $27,000 and $112,000 was outstanding, respectively, and $523,000 and $438,000 was available for borrowing, respectively, under our revolving credit facility.

In January 2012, we entered into a five year $350,000 unsecured term loan.  Our term loan matures on January 11, 2017, and is prepayable at any time.  We used the net proceeds of our term loan to repay amounts outstanding under our revolving credit facility and to fund general business activities.

We currently expect to use cash balances, borrowings under our revolving credit facility and net proceeds from offerings of equity or debt securities to fund our future operations, distributions to our shareholders and any future property acquisitions.  When significant amounts are outstanding under our revolving credit facility or the maturity date of our revolving credit facility or our other debts approach, we intend to explore alternatives for repaying or refinancing such amounts. Such alternatives may include incurring additional term debt, issuing new equity securities and extending the maturity date of our revolving credit facility.  Although we can provide no assurance that we will be successful in consummating any particular type of financing, we believe that we will have access to financing, such as debt and equity offerings, to fund future acquisitions and capital expenditures and to pay our obligations. We currently have an effective shelf registration statement that allows us to issue public securities on an expedited basis, but it does not assure that there will be buyers for such securities.

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

On each of February 24, 2012 and May 24, 2012, we paid a $0.42 per share distribution to our common shareholders. We funded these distributions using cash on hand.  On July 9, 2012, we declared a distribution payable to common shareholders of record on July 23, 2012, in the amount of $0.42 per share.  We expect to pay this distribution on or about August 22, 2012 using existing cash balances and borrowings under our revolving credit facility.

During the three and six months ended  June 30, 2012 and 2011, cash expenditures made and capitalized at our properties for tenant improvements, leasing costs, building improvements and development and redevelopment activities were as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Leasing capital(1)	$905	$585	$1,331	$745
Building improvements(2)	$660	$537	$854	$566
Development, redevelopment and other activities(3)	$1,194	$96	$1,599	$226

(1)                                     Leasing capital includes tenant improvements and leasing costs.

(2)                                     Building improvements generally include expenditures to replace obsolete building components and expenditures that extend the useful life of existing assets.

(3)                                     Development, redevelopment and other activities generally include non-recurring expenditures that we believe increase the value of our properties.

Leases totaling 186,037 and 508,785 rentable square feet, respectively, expired during the three and six months ended June 30, 2012.  During the three and six months ended June 30, 2012, we entered into leases totaling 205,503 and 243,625 rentable square feet, respectively, which includes renewals of 162,779 and 198,137 rentable square feet, respectively. The weighted average rental rates for leases of 159,487 and 188,532 rentable square feet entered into with government tenants during the three and six months ended June 30, 2012 increased by 10.9% and 9.9%, respectively, when compared to the weighted average rental rates previously charged for the same space. The weighted average (by square feet) rental rates for leases of 46,016 and 55,093 rentable square feet entered into with non-government tenants during the three and six months ended June 30, 2012 decreased by 14.0% and 13.7%, respectively, when compared to the weighted average (by square feet) rental rates previously charged for the same space.

In connection with leases entered into during the six months ended June 30, 2012, we have committed to fund future expenditures as follows (dollars in thousands, except per square foot amounts):

	New	Lease
	Leases	Renewals	Total
Rentable square feet leased during the period	45,488	198,137	243,625
Total commitments for tenant improvements and leasing costs	$2,208	$740	$2,948
Leasing costs per rentable square foot	$48.55	$3.73	$12.10
Average lease term (years)	8.7	3.5	4.7
Leasing costs per rentable square foot per year	$5.57	$1.08	$2.59

Off Balance Sheet Arrangements

As of June 30, 2012, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Debt Covenants (dollars in thousands)

Our principal debt obligations at June 30, 2012 were our $550,000 revolving credit facility, our $350,000 term loan and four secured mortgage loans assumed in connection with certain of our acquisitions. Our mortgage loans are non-recourse and do not contain any material financial covenants. Our revolving credit facility agreement and our term loan agreement contain a number of covenants which restrict our ability to incur debts in excess of calculated amounts, restrict our ability to make distributions under certain circumstances and generally require us to maintain certain financial ratios. Our revolving credit facility agreement and our term loan agreement provide for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default or upon a change of control of us, including a change in our management by RMR. We believe we were in compliance with all of our covenants under our revolving credit facility agreement and our term loan agreement at June 30, 2012.

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

Related Person Transactions (dollars in thousands)

We have relationships and historical and continuing transactions with our Trustees, our executive officers, RMR, CWH, AIC and other companies to which RMR provides management services and others affiliated with or related to them.  For example, we have no employees and personnel and various services we require to operate our business are provided to us by RMR pursuant to management agreements; and RMR is owned by our Managing Trustees.  Also, as a further example, we have or had relationships with other companies to which RMR provides management services and which have trustees, directors and officers who are also trustees, directors or officers of ours or RMR, including CWH, which is our former parent and is our largest shareholder and from which we have previously purchased properties that are majority leased to government tenants; and AIC, an Indiana insurance company, of which we, RMR, CWH and five other companies to which RMR provides management services each currently own 12.5%, and with respect to which we and the other shareholders of AIC have property insurance in place providing $500,000 of coverage pursuant to an insurance program arranged by AIC and with respect to which AIC is a reinsurer of certain coverage amounts.  For further information about these and other such relationships and related person transactions, please see Note 8 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.  In addition, for more information about these transactions and relationships, please see elsewhere in this Quarterly Report on Form 10-Q, including “Warning Concerning Forward Looking Statements,” and our Annual Report, our Proxy Statement and our other filings with the SEC, including Note 5 to our Consolidated Financial Statements included in our Annual Report, the sections captioned “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Related Person Transactions” and “Warning Concerning Forward Looking Statements” of our Annual Report and the section captioned “Related Person Transactions and Company Review of Such Transactions” of and the information regarding our Trustees and executive officers in our Proxy Statement.  In addition, please see the section captioned “Risk Factors” of our Annual Report for a description of risks that may arise from these transactions and relationships.  Our filings with the SEC, including our Annual Report and our Proxy Statement, are available at the SEC’s website at www.sec.gov.  In addition, copies of certain of our agreements with these parties, including our business management agreement and property management agreement with RMR, various agreements we have with CWH and our shareholders agreement with AIC and its shareholders, are also publicly available as exhibits to our public filings with the SEC and accessible at the SEC’s website.

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

At June 30, 2012, our outstanding fixed rate debt included the following:

		Annual	Annual		Interest
	Principal	Interest	Interest		Payments
Debt	Balance(1)	Rate(1)	Expense(1)	Maturity	Due
Mortgage	$48,977	5.73%	$2,845	2015	Monthly
Mortgage	24,579	6.21%	1,548	2016	Monthly
Mortgage	9,464	7.00%	662	2019	Monthly
Mortgage	8,869	8.15%	723	2021	Monthly
	$91,889		$5,778

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

Because these debts bear interest at a fixed rate, changes in market interest rates during the term of these debts will not affect our operating results.  If these debts are refinanced at interest rates which are 10% higher or lower than shown above, our per annum interest cost would increase or decrease, respectively, by approximately $578.

Changes in market interest rates also affect the fair value of our fixed rate debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt.  Based on the balances outstanding at June 30, 2012 and discounted cash flow analysis through the maturity date of our fixed rate debt obligations, a hypothetical immediate 10% change in interest rates would change the fair value of those obligations by approximately $1,058.

As of June 30, 2012, we had $27,000 outstanding and $523,000 of borrowings available under our $550,000 unsecured revolving credit facility, and we had $350,000 of floating rate term debt outstanding.    Our revolving credit facility matures on October 19, 2015, and subject to meeting certain conditions and the payment of a fee, we have the option to extend the stated maturity of the facility for one year to October 19, 2016.  We are able to make repayments and drawings under our revolving credit facility at any time without penalty.  In January 2012, we entered into a five year $350,000 unsecured term loan.  Our term loan matures on January 11, 2017 and is prepayable without penalty at any time.  Borrowings under our revolving credit facility and our term loan are in U.S. dollars and accrue interest at LIBOR plus a spread which varies depending on our senior unsecured debt credit ratings.  Accordingly, we are exposed to risks resulting from changes in U.S. dollar based short term rates, specifically LIBOR.  In addition, upon renewal or refinancing of our revolving credit facility or our term loan, we are vulnerable to increases in credit spreads due to market conditions.  A change in interest rates generally would not affect the value of our floating rate debt but would affect our operating results.  For example, the weighted average interest rate payable on our floating rate debt was 2.0% during the six months ended June 30, 2012.  The following table presents the impact a 10% change in interest rates would have on our annual floating rate interest expense at June 30, 2012:

	Impact of Changes in Interest Rates
		Outstanding	Total Interest
	Interest Rate	Debt	Expense Per Year

At June 30, 2012	2.000%	$377,000	$7,645
10% increase	2.200%	377,000	8,409
10% reduction	1.800%	377,000	6,880

The foregoing table shows the impact of an immediate change in floating interest rates.  If interest rates were to change gradually over time, the impact would be spread over time.  Our exposure to fluctuations in floating interest rates will increase or decrease in the future with increases or decreases in the outstanding amount under our revolving credit facility or other floating rate debt.

The following table presents the impact a 10% change in interest rates would have on our annual floating rate interest expense at June 30, 2012 if we were fully drawn on our revolving credit facility and our $350,000 term loan remained outstanding:

	Impact of Changes in Interest Rates
		Outstanding	Total Interest
	Interest Rate	Debt	Expense Per Year

At June 30, 2012	2.000%	$900,000	$18,250
10% increase	2.200%	900,000	20,075
10% reduction	1.800%	900,000	16,425

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

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•                  THE FUTURE AVAILABILITY OF BORROWINGS UNDER OUR REVOLVING CREDIT FACILITY,

•                  OUR ABILITY TO COMPETE FOR ACQUISITIONS AND TENANCIES EFFECTIVELY,

•                  OUR TAX STATUS AS A REIT,

•                  OUR ABILITY TO RAISE EQUITY OR DEBT CAPITAL,

•                  OUR EXPECTATION THAT THERE WILL BE OPPORTUNITIES FOR US TO ACQUIRE, AND THAT WE WILL ACQUIRE, ADDITIONAL PROPERTIES THAT ARE MAJORITY LEASED TO GOVERNMENT TENANTS,

•                  OUR EXPECTATION THAT THERE MAY BE AN INCREASE IN DEMAND FOR LEASED SPACE BY THE U.S. GOVERNMENT AND STATE AND LOCAL GOVERNMENTS,

•                  OUR EXPECTATION THAT WE WILL BENEFIT FINANCIALLY BY PARTICIPATING IN AIC WITH RMR AND COMPANIES TO WHICH RMR PROVIDES MANAGEMENT SERVICES, AND

•                  OTHER MATTERS.

OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY OUR FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS.  FACTORS THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FORWARD LOOKING STATEMENTS AND UPON OUR BUSINESS, RESULTS OF OPERATIONS, FINANCIAL CONDITION, FFO, NORMALIZED FFO, NOI, CASH FLOWS, LIQUIDITY AND PROSPECTS INCLUDE, BUT ARE NOT LIMITED TO:

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

•                  ACTUAL ANNUAL COSTS UNDER OUR REVOLVING CREDIT FACILITY WILL BE HIGHER THAN LIBOR PLUS A PREMIUM BECAUSE OF OTHER FEES AND EXPENSES ASSOCIATED WITH OUR REVOLVING CREDIT FACILITY,

•                  INCREASING THE MAXIMUM BORROWINGS UNDER OUR CREDIT FACILITY AND OUR TERM LOAN IS SUBJECT TO OBTAINING ADDITIONAL COMMITMENTS FROM LENDERS, WHICH MAY NOT OCCUR,

•                  WE MAY BE UNABLE TO REPAY OUR DEBT OBLIGATIONS WHEN THEY BECOME DUE, AND

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

THE INFORMATION CONTAINED ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-Q OR IN OUR ANNUAL REPORT, INCLUDING UNDER THE CAPTION “RISK FACTORS” OR INCORPORATED THEREIN IDENTIFIES OTHER IMPORTANT FACTORS THAT COULD CAUSE DIFFERENCES FROM OUR FORWARD LOOKING STATEMENTS.  OUR FILINGS WITH THE SEC ARE AVAILABLE ON THE SEC’S WEBSITE AT WWW.SEC.GOV.

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

Part II.   Other Information

Item 2. Unregistered Sales of Equity and Use of Proceeds.

As previously reported, on May 16, 2012 we granted 2,000 of our common shares, valued at $22.43 per share, the closing price of our common shares on the NYSE on that day, to each of our five Trustees.  We made these grants pursuant to an exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

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

10.1

Amended and Restated Shareholders Agreement, dated May 21, 2012, by and among Affiliates Insurance Company, Five Star Quality Care, Inc., Hospitality Properties Trust, CommonWealth REIT, Senior Housing Properties Trust, TravelCenters of America LLC, Reit Management & Research LLC, the Company and Select Income REIT. (Filed herewith.)

10.2	Summary of Trustee Compensation. (Incorporated by reference to the Company’s Current Report on Form 8-K dated May 16, 2012.)

10.3	Form of Indemnification Agreement. (Incorporated by reference to the Company’s Current Report on Form 8-K dated May 16, 2012.)

31.1	Rule 13a-14(a) Certification. (Filed herewith.)

31.2	Rule 13a-14(a) Certification. (Filed herewith.)

31.3	Rule 13a-14(a) Certification. (Filed herewith.)

31.4	Rule 13a-14(a) Certification. (Filed herewith.)

32.1	Section 1350 Certification. (Furnished herewith.)

101.1

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter and six months ended June 30, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income and Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements, tagged as blocks of text and in detail. (Filed herewith.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOVERNMENT PROPERTIES INCOME TRUST

By:	/s/ David M. Blackman
David M. Blackman
President and Chief Operating Officer
Dated: August 3, 2012

By:	/s/ Mark L. Kleifges
Mark L. Kleifges
Treasurer and Chief Financial Officer
(principal financial and accounting officer)
Dated: August 3, 2012