Form 10-Q
period 2012-09-30
Government Properties Income Trust
filed 2012-11-01
CIK 1456772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Number of registrant’s common shares of beneficial interest, $.01 par value per share, outstanding as of October 31, 2012:  54,643,888

GOVERNMENT PROPERTIES INCOME TRUST

FORM 10-Q

September 30, 2012

PART I       Financial Information

Item 1.  Financial Statements

GOVERNMENT PROPERTIES INCOME TRUST

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

(unaudited)

	September 30,	December 31,
	2012	2011
ASSETS
Real estate properties:
Land	$241,294	$224,674
Buildings and improvements	1,268,730	1,129,994
	1,510,024	1,354,668
Accumulated depreciation	(172,066)	(156,618)
	1,337,958	1,198,050

Acquired real estate leases, net	131,159	117,596
Cash and cash equivalents	3,169	3,272
Restricted cash	2,189	1,736
Rents receivable, net	26,806	29,000
Deferred leasing costs, net	5,696	3,074
Deferred financing costs, net	6,169	5,550
Other assets, net	11,641	10,297
Total assets	$1,524,787	$1,368,575

LIABILITIES AND SHAREHOLDERS’ EQUITY
Unsecured revolving credit facility	$167,000	$345,500
Unsecured term loan	350,000	—
Mortgage notes payable	93,709	95,383
Accounts payable and accrued expenses	21,816	20,691
Due to related persons	7,231	4,071
Assumed real estate lease obligations, net	14,038	11,262
Total liabilities	653,794	476,907

Commitments and contingencies

Shareholders’ equity:
Common shares of beneficial interest, $.01 par value: 70,000,000 shares authorized, 47,143,888 and 47,051,650 shares issued and outstanding, respectively	471	471
Additional paid in capital	937,285	935,438
Cumulative net income	124,102	87,333
Cumulative other comprehensive income	108	77
Cumulative common distributions	(190,973)	(131,651)
Total shareholders’ equity	870,993	891,668
Total liabilities and shareholders’ equity	$1,524,787	$1,368,575

See accompanying notes.

GOVERNMENT PROPERTIES INCOME TRUST

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(amounts in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Rental income	$54,083	$45,889	$154,811	$127,224

Expenses:
Real estate taxes	5,728	4,853	17,210	13,947
Utility expenses	5,140	4,375	12,845	11,422
Other operating expenses	9,565	7,893	27,743	22,074
Depreciation and amortization	13,056	10,379	37,281	27,862
Acquisition related costs	763	1,008	1,057	2,846
General and administrative	3,637	2,746	9,395	7,655
Total expenses	37,889	31,254	105,531	85,806

Operating income	16,194	14,635	49,280	41,418
Interest and other income	7	54	21	89
Interest expense (including net amortization of debt premiums and deferred financing fees of $339, $266, $998 and $787, respectively)	(4,530)	(3,162)	(12,649)	(8,775)
Equity in earnings of an investee	115	28	236	111
Income before income tax benefit (expense)	11,786	11,555	36,888	32,843
Income tax benefit (expense)	(30)	8	(119)	(94)
Net income	11,756	11,563	36,769	32,749

Other comprehensive income:
Equity in unrealized gain of an investee	35	15	31	71
Other comprehensive income	35	15	31	71
Comprehensive income	$11,791	$11,578	$36,800	$32,820

Weighted average common shares outstanding	47,108	45,322	47,086	42,127
Net income per common share	$0.25	$0.26	$0.78	$0.78

See accompanying notes.

GOVERNMENT PROPERTIES INCOME TRUST

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Nine Months Ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$36,769	$32,749
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	23,897	19,258
Net amortization of debt premium and deferred financing fees	998	787
Straight line rental income	(2,669)	(451)
Amortization of acquired real estate leases	14,352	8,116
Amortization of deferred leasing costs	636	367
Other non-cash expenses	1,477	721
Equity in earnings of an investee	(236)	(111)
Change in assets and liabilities:
Restricted cash	(453)	(310)
Deferred leasing costs	(2,123)	(424)
Rents receivable	4,863	(2,445)
Other assets	(1,077)	(3,111)
Accounts payable and accrued expenses	2,690	3,234
Due to related persons	3,336	5,285
Cash provided by operating activities	82,460	63,665
CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate acquisitions and deposits	(180,976)	(327,402)
Real estate improvements	(10,474)	(4,113)
Cash used in investing activities	(191,450)	(331,515)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common shares, net	—	157,894
Repayment of mortgage notes payable	(1,327)	(624)
Borrowings on unsecured revolving credit facility	173,000	376,500
Repayments on unsecured revolving credit facility	(351,500)	(212,000)
Proceeds from unsecured term loan	350,000	—
Financing fees	(1,964)	(3)
Distributions to common shareholders	(59,322)	(50,630)
Cash provided by financing activities	108,887	271,137
(Decrease) increase in cash and cash equivalents	(103)	3,287
Cash and cash equivalents at beginning of period	3,272	2,437
Cash and cash equivalents at end of period	$3,169	$5,724

Supplemental cash flow information
Interest paid	$11,787	$7,065
Income taxes paid	167	43

Non-cash financing activities
Issuance of common shares	$1,847	$721

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

In January 2012, we adopted FASB Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income.  This update eliminated the option to report other comprehensive income and its components in the statement of shareholders’ equity.  This update was intended to enhance comparability between entities that report under GAAP and to provide a more consistent method of presenting non-owner transactions that affect an entity’s equity.  This standard was effective for interim and annual reporting periods beginning after December 15, 2011.  The implementation of this update did not cause any changes to our condensed consolidated financial statements other than the presentation of the condensed consolidated statements of comprehensive income.

Note 3.   Real Estate Properties

As of September 30, 2012, we owned 82 properties representing an aggregate investment of approximately $1,672,117.  We generally lease space in our properties on a gross lease or modified gross lease basis pursuant to fixed term operating leases expiring between 2012 and 2027.  Certain of our government tenants have the right to cancel their leases before the lease term expires, although we currently expect that few will do so.  Our leases generally require us to pay all or some property operating expenses and to provide all or most property management services.  During the three months ended September 30, 2012, we entered into 10 leases for 311,557 rentable square feet for a weighted average (by revenue) lease term of 9.3 years and made commitments for approximately $6,721 of leasing related costs.  During the nine months ended September 30, 2012, we entered into 31 leases for 555,182 rentable square feet for a weighted average (by revenue) lease term of 6.9 years and made commitments for approximately $10,372 of leasing related costs. We have unspent leasing related obligations of approximately $7,945 as of September 30, 2012.

During the nine months ended September 30, 2012, we acquired 10 office properties and one office warehouse property located in seven states for an aggregate purchase price of $181,051, excluding acquisition costs.  We allocated the purchase prices of these acquisitions based on the estimated fair values of the acquired assets and assumed liabilities as follows:

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(unaudited)

						Buildings		Acquired
Acquisition		Number of	Square	Purchase		and	Acquired	Lease
Date	Location	Properties	Feet	Price(1) (2)	Land	Improvements	Leases	Obligations
June 2012	Everett, WA	2	111,908	$20,425	$3,360	$15,376	$2,449	$(760)
June 2012	Albany, NY	1	64,000	8,525	790	6,400	1,578	(243)
July 2012	Stockton, CA	1	22,012	8,251	580	6,598	1,073	—
July 2012	Atlanta, GA	1	90,688	23,666	1,380	20,782	5,495	(3,991)
July 2012	Ellenwood, GA	1	352,064	33,020	3,940	22,372	6,708	—
July 2012	Jackson, MS	1	109,819	31,314	450	25,768	5,204	(108)
September 2012	Boise, ID	3	180,952	40,150	3,391	29,025	7,734	—
September 2012	Kansas City, MO	1	86,739	15,700	2,730	12,970	—	—
		11	1,018,182	$181,051	$16,621	$139,291	$30,241	$(5,102)

(1)        Purchase price excludes acquisition related costs.

(2)        The allocation of purchase price is based upon preliminary estimates and may change based upon the completion of our analysis of acquired in place leases.

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

Also in July 2012, we acquired two office properties located in Atlanta, GA and Jackson, MS and an office warehouse property located in Ellenwood, GA with a combined total of 552,571 rentable square feet.  These properties are 100% leased to the U.S. Government and occupied by the Department of Homeland Security, Immigration and Customs Enforcement, the Federal Bureau of Investigation and the National Archives and Records Administration.  The aggregate purchase price was $88,000, excluding acquisition costs.

In September 2012, we acquired three office properties located in Boise, ID with 180,952 rentable square feet.  These properties are 100% leased to the U.S. Government and occupied by the Natural Resource Center and the Department of Homeland Security.  The aggregate purchase price was $40,150, excluding acquisition costs.

Also in September 2012, we acquired an office property located in Kansas City, MO with 86,739 rentable square feet.  This property is 100% leased to the U.S. Government and occupied by the Federal Bureau of Investigation.  The purchase price was $15,700, excluding acquisition costs.

In October 2012, we entered an agreement to acquire an office property located in Windsor Mill, MD with 78,131 rentable square feet.  This property is 100% leased to two tenants, of which 97% is leased to the U.S. Government and occupied by the Centers for Medicare and Medicaid.  The contract purchase price is $14,450, excluding acquisition costs.  This pending acquisition is subject to our satisfactory completion of diligence and other customary closing conditions; accordingly, we can provide no assurance that we will acquire this property.

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(unaudited)

Note 4.   Concentration

Tenant and Credit Concentration

We define annualized rental income as the annualized contractual base rents from our tenants pursuant to our lease agreements with them as of the measurement date, plus straight line rent adjustments and estimated recurring expense reimbursements to be paid to us, and excluding lease value amortization. The U.S. Government, 10 state governments and the United Nations, an international intergovernmental organization, combined were responsible for approximately 93.9% and 93.1% of our annualized rental income as of September 30, 2012 and 2011, respectively. The U.S. Government is our largest tenant by annualized rental income and was responsible for approximately 71.0% and 71.3% of our annualized rental income as of September 30, 2012 and 2011, respectively.

Geographic Concentration

At September 30, 2012, our 82 properties were located in 31 states and the District of Columbia.  Properties located in California, Maryland, Georgia, the District of Columbia, New York, Massachusetts, and Colorado were responsible for approximately 12.3%, 11.9%, 9.9%, 9.4%, 9.2%, 6.3%, and 5.0% of our annualized rental income as of September 30, 2012, respectively.

Note 5.   Indebtedness

At September 30, 2012 and December 31, 2011, our outstanding indebtedness consisted of the following:

	September 30,	December 31,
	2012	2011

Unsecured revolving credit facility, due in 2015	$167,000	$345,500
Unsecured term loan, due in 2017	350,000	—
Mortgage note payable, 5.73% interest rate, including unamortized premium of $673, due in 2015(1)	49,493	50,118
Mortgage note payable, 6.21% interest rate, due in 2016(1)	24,513	24,713
Mortgage note payable, 7.00% interest rate, including unamortized premium of $910, due in 2019(1)	10,327	10,559
Mortgage note payable, 8.15% interest rate, including unamortized premium of $683, due in 2021(1)	9,376	9,993
	$610,709	$440,883

(1)       Assumed in connection with our acquisition of certain properties.  The stated interest rates for these mortgage debts are the contractually stated rates.  We recorded the assumed mortgages at estimated fair value on the date of acquisition and we are amortizing the fair value premiums, if any, to interest expense over the respective terms of the mortgages to reduce interest expense to the estimated market interest rates as of the date of acquisition.

We have a $550,000 unsecured revolving credit facility that is available for acquisitions, working capital and general business purposes.  Our revolving credit facility has a maturity date of October 19, 2015 and, subject to meeting certain conditions and our payment of a fee, we may extend the maturity date for one year to October 19, 2016.   In addition, our revolving credit facility includes a feature under which maximum borrowings may be increased to up to $1,100,000 in certain circumstances.  Borrowings under our revolving credit facility bear interest at LIBOR plus a spread of 150 basis points.  We also pay a facility fee of 35 basis points per annum on the total amount of lending commitments under our revolving credit facility.  Both the interest rate spread and the facility fee are subject to adjustment based upon changes to our credit ratings.  The weighted average annual interest rate for borrowings under our revolving credit facility was 1.77% and 1.75% for the three and nine months ended September 30, 2012, respectively.  As of September 30, 2012 we had $167,000 outstanding and $383,000 available under our revolving credit facility.

On January 12, 2012, we entered into a five year $350,000 unsecured term loan. Our term loan matures on January 11, 2017, and is prepayable without penalty at any time.  In addition, our term loan includes a feature under which maximum borrowings may be increased to up to $700,000 in certain circumstances. The amount outstanding under our term loan bears interest at LIBOR plus a spread of 175 basis points that is subject to adjustment based upon changes to our credit ratings.  We used the net proceeds of our term loan to repay amounts outstanding under our revolving credit facility and to fund general business activities.  The weighted average annual interest rate for the amount outstanding under our term loan was 2.02% for the three months ended September 30, 2012 and 2.00% for the period from January 12, 2012 to September 30, 2012.

Our revolving credit facility agreement and our term loan agreement contain a number of covenants that restrict our ability to incur debt in excess of calculated amounts, restrict our ability to make distributions under certain circumstances and generally require

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(unaudited)

us to maintain certain financial ratios.  We believe we were in compliance with the terms and conditions of our revolving credit facility agreement and our term loan agreement at September 30, 2012.

At September 30, 2012, five of our properties with an aggregate net book value of $122,575 were encumbered by four mortgages with a then aggregate principal amount outstanding of $91,443.  We assumed these mortgage notes in connection with certain of our acquisitions. Our mortgage notes are non-recourse and do not contain any material financial covenants.

Note 6.   Fair Value of Financial Instruments

Our financial instruments at September 30, 2012 include cash and cash equivalents, restricted cash, rents receivable, mortgage notes payable, accounts payable, our revolving credit facility and our term loan, amounts due to related persons, other accrued expenses and security deposits.  At September 30, 2012, the fair value of our financial instruments approximated their carrying values in our condensed consolidated financial statements, except as follows:

	Carrying Amount	Fair Value
Mortgage note payable, 5.73% interest rate, including unamortized premium of $673, due in 2015	$49,493	$51,007
Mortgage note payable, 6.21% interest rate, due in 2016	24,513	27,009
Mortgage note payable, 7.00% interest rate, including unamortized premium of $910, due in 2019	10,327	11,066
Mortgage note payable, 8.15% interest rate, including unamortized premium of $683, due in 2021	9,376	10,604
	$93,709	$99,686

We estimate the fair values of our mortgage notes payable by using discounted cash flow analyses and currently prevailing market terms as of the measurement date (Level 3 inputs as defined in the fair value hierarchy under GAAP).  Because our inputs are unobservable, our estimated fair value may differ materially from the actual fair value.

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

On August 22, 2012, we paid a distribution to common shareholders in the amount of $0.42 per share, or $19,782, that was declared on July 9, 2012 and was payable to shareholders of record on July 23, 2012.

On October 9, 2012, we declared a distribution payable to common shareholders of record on October 22, 2012, in the amount of $0.43 per share, or $23,497.  We expect to pay this distribution on or about November 21, 2012.

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

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(unaudited)

On September 14, 2012, pursuant to our equity compensation plan, we granted an aggregate of 43,917 of our common shares, valued at $23.76 per share, the closing price of our common shares on the NYSE on that day to our officers and certain employees of our manager, RMR.

On October 19, 2012, we issued 7,500,000 common shares in a public offering at a price of $23.25 per share, raising net proceeds of approximately $166,564.  We used the net proceeds of this offering to repay amounts outstanding under our revolving credit facility.  We also granted the underwriters of the offering a 30-day option to purchase up to an additional 1,125,000 common shares, which option expires on November 15, 2012.

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

Pursuant to our business management agreement with RMR, we incurred expenses of $2,742 and $2,015 for the three months ended September 30, 2012 and 2011, respectively, and $7,001 and $5,494 for the nine months ended September 30, 2012 and 2011, respectively.  These amounts are included in general and administrative expenses in our condensed consolidated financial statements.  In March 2012, we issued 39,141 of our common shares to RMR in satisfaction of the incentive fee RMR earned for services provided to us during 2011, in accordance with the terms of our business management agreement.  In connection with our property management agreement with RMR, we incurred property management and construction supervision fees of $1,829 and $1,352 for the three months ended September 30, 2012 and 2011, respectively, and $5,034 and $3,716 for the nine months ended September 30, 2012 and 2011, respectively.  These amounts are included in other operating expenses or have been capitalized, as appropriate, in our condensed consolidated financial statements.

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

CWH is our largest shareholder and, as of the date of this report, CWH owned 9,950,000 of our common shares, or approximately 18.2% of our outstanding common shares.  One of our Managing Trustees, Mr. Barry Portnoy, is a managing trustee of CWH.  Our other Managing Trustee, Mr. Adam Portnoy, is a managing trustee and the President of CWH.  RMR provides management services to both us and CWH.

We, RMR, CWH and five other companies to which RMR provides management services each currently own 12.5% of Affiliates Insurance Company, or AIC, an Indiana insurance company.  All of our Trustees, all of the trustees and directors of the other publicly held AIC shareholders and nearly all of the directors of RMR currently serve on the board of directors of AIC.  RMR provides management and administrative services to AIC pursuant to a management and administrative services agreement with AIC.  Although we own less than 20% of AIC, we use the equity method to account for this investment because we believe that we have significant influence over AIC because all of our Trustees are also directors of AIC.  Our investment in AIC had a carrying value of $5,677 and $5,409 as of September 30, 2012 and December 31, 2011, respectively.  We recognized income of $115 and $28 for the three months ended September 30, 2012 and 2011, respectively, and $236 and $111 for the nine months ended September 30, 2012 and 2011, respectively, related to this investment.  We and the other shareholders of AIC have purchased property insurance providing $500,000 of coverage pursuant to an insurance program arranged by AIC and with respect to which AIC is a reinsurer of certain coverage amounts.  This program was modified and extended in June 2012 for a one year term and we paid a premium, including

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(unaudited)

taxes and fees, of $410 in connection with that renewal, which amount may be adjusted from time to time as we acquire or dispose of properties that are included in that program.  We are also currently investigating the possibilities to expand our insurance relationships with AIC to include other types of insurance.  We may invest additional amounts in AIC in the future if the expansion of this insurance business requires additional capital, but we are not obligated to do so.  By participating in this insurance business with RMR and the other companies to which RMR provides management services, we expect that we may benefit financially by possibly reducing our insurance expenses or by realizing our pro-rata share of any profits of this insurance business.

For further information about these and other such relationships and related person transactions, please see elsewhere in this Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Related Person Transactions” in Part I, Item 2 and “Warning Concerning Forward Looking Statements,” and our Annual Report, our Proxy Statement for our 2012 Annual Meeting of Shareholders dated February 23, 2012, or our Proxy Statement, and our other filings with the Securities and Exchange Commission, or SEC, including Note 5 to our Consolidated Financial Statements included in our Annual Report, the sections captioned “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Related Person Transactions” and “Warning Concerning Forward Looking Statements” of our Annual Report and the section captioned “Related Person Transactions and Company Review of Such Transactions” and the information regarding our Trustees and executive officers in our Proxy Statement.  In addition, please see the section captioned “Risk Factors” of our Annual Report for a description of risks that may arise from these transactions and relationships.  Our filings with the SEC, including our Annual Report and our Proxy Statement, are available at the SEC’s website at www.sec.gov.  In addition, copies of certain of our agreements with our related parties, including our business management agreement and property management agreement with RMR, various agreements we have with CWH and our shareholders agreement with AIC and its shareholders, are also publicly available as exhibits to our public filings with the SEC and accessible at the SEC’s website.

Note 9.   Pro Forma Information

During the nine months ended September 30, 2012, we purchased 11 properties for an aggregate purchase price of $181,051, excluding acquisition costs.  In January 2012, we entered into a $350,000 unsecured term loan to, among other things, repay amounts outstanding under our unsecured revolving credit facility.  During 2011, we purchased 16 properties for an aggregate purchase price of $444,050, including the assumption of $49,395 of mortgage debt and excluding acquisition costs.  Also in 2011, we amended our $500,000 revolving credit facility, to, among other things, increase maximum borrowings under the facility to $550,000 and we issued 6,500,000 of our common shares.  The following table presents our pro forma results of operations as if these acquisitions and financing activities were completed on January 1, 2011. This pro forma data is not necessarily indicative of what our actual results of operations would have been for the periods presented, nor does it represent the results of operations for any future period. Differences could result from various factors, including but not limited to, additional property acquisitions, property sales, changes in interest rates and changes in our debt or equity capital structure, and such differences could be significant.

	For the Nine Months Ended
	September 30,
	2012	2011
Total revenues	$166,940	$170,704
Net income	39,751	41,679
Per share data:
Net income	$0.84	$0.89

During the nine months ended September 30, 2012 and 2011, we recognized revenues of $42,234 and $10,580 respectively, and operating income of $13,560 and $1,820 respectively, arising from our 2011 and 2012 acquisitions.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and tables should be read in conjunction with the financial statements and notes thereto included in this Quarterly Report on Form 10-Q and in our Annual Report.

OVERVIEW

As of September 30, 2012, we owned 82 properties located in 31 states and the District of Columbia containing approximately 10.0 million rentable square feet, of which 66.7% was leased to the U.S. Government, 17.4% was leased to 10 state governments, and 1.9% was leased to the United Nations, an international intergovernmental organization.  The U.S. Government, 10 state governments and the United Nations combined were responsible for 93.9% and 93.1% of our annualized rental income, as defined below, as of September 30, 2012 and 2011, respectively.

Property Operations

As of September 30, 2012, 92.4% of our rentable square feet were leased, compared to 96.1% of our rentable square feet as of September 30, 2011. Occupancy data for our properties as of September 30, 2012 and 2011 is as follows (square feet in thousands):

			Comparable
	All Properties		Properties(1)
	September 30,		September 30,
	2012	2011	2012	2011
Total properties (end of period)	82	67	55	55
Total square feet	9,969	8,286	6,805	6,805
Percent leased(2)	92.4%	96.1%	91.0%	96.2%

(1)                                     Based on properties we owned on September 30, 2012 and which we owned continuously since January 1, 2011.  Our comparable properties increased from 33 properties at September 30, 2011 as a result of acquisitions we completed during the year ended December 31, 2010.

(2)                                     Percent leased includes (i) space being fitted out for tenant occupancy pursuant to our lease agreements, if any, and (ii) space which is leased, but is not occupied or is being offered for sublease by tenants, if any, as of the measurement date.

The average effective rental rates per square foot for our properties for the periods ended September 30, 2012 and 2011 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Average effective rental rate per square foot:(1)
All properties	$24.59	$24.91	$24.47	$24.20
Comparable properties(2)	$25.35	$24.92	$24.03	$23.79

(1)                                     Average annualized effective rental rate per square foot represents annualized total rental income during the period specified divided by the average rentable square feet leased during the period specified.

(2)                                     Comparable properties for the three months ended September 30, 2012 consist of 64 properties we owned on September 30, 2012 and which we owned continuously since July 1, 2011.  Comparable properties for the nine months ended September 30, 2012 consist of 55 properties we owned on September 30, 2012 and which we owned continuously since January 1, 2011.

We currently believe that U.S. property leasing market conditions are slowly improving, but remain weak in many U.S. markets. Our historical experience, including that of our predecessor, CWH, with respect to properties of the type we own that are majority leased to government tenants has been that government tenants frequently renew leases to avoid the costs and disruptions that may result from relocating their operations. We believe that current budgetary pressures may cause increased demand for leased space by government tenants, as opposed to new buildings built on behalf of government tenants. However, these same increased budgetary pressures upon the U.S. Government and state governments could also result in a decrease in government employment and consolidation of operations into government owned properties, thereby reducing the need for government leased space. Accordingly, we are unable to reasonably project what the financial impact of market conditions will be on our financial results for future periods.

As of September 30, 2012, leases totaling 633,635 rentable square feet are scheduled to expire through December 31, 2012. Based upon current market conditions and tenant negotiations for leases scheduled to expire through December 31, 2012, we expect that rental rates we are likely to achieve on new or renewed leases will, in the aggregate and on a weighted average basis, be higher than the rates currently being paid, thereby generally resulting in higher revenue from the same space absent an increase in vacancies.  However, we can provide no assurance that the rental rates we expect will occur or that we will not experience material declines in our rental income due to vacancies upon lease expirations.  Prevailing market conditions at the time our leases expire will generally determine lease renewals and rental rates for space in our properties; and market conditions are generally beyond our control. As of September 30, 2012, lease expirations at our properties by year are as follows (square feet and dollars in thousands):

					Annualized
	Number of	Expirations of		Cumulative	Rental		Cumulative
	Tenants	Occupied Square	Percent	Percent	Income	Percent	Percent
Year(1)	Expiring	Feet(2)	of Total	of Total	Expiring(3)	of Total	of Total
2012	17	634	6.9%	6.9%	$17,725	8.3%	8.3%
2013	34	958	10.4%	17.3%	14,407	6.7%	15.0%
2014	33	459	5.0%	22.3%	8,366	3.9%	18.9%
2015	39	1,298	14.1%	36.4%	29,416	13.7%	32.6%
2016	35	603	6.5%	42.9%	14,482	6.8%	39.4%
2017	29	618	6.7%	49.6%	12,560	5.9%	45.3%
2018	12	670	7.3%	56.9%	24,681	11.5%	56.8%
2019	15	1,365	14.8%	71.7%	31,594	14.8%	71.6%
2020	13	668	7.3%	79.0%	19,260	9.0%	80.6%
2021 and thereafter	21	1,939	21.0%	100.0%	41,587	19.4%	100.0%
Total	248	9,212	100.0%		$214,078	100.0%

Weighted average remaining lease term (in years)		5.3			5.4

(1)                                     The year of lease expiration is pursuant to current contract terms. Some government tenants have the right to vacate their space before the stated expirations of their leases. As of September 30, 2012, government tenants occupying approximately 13.4% of our rentable square feet and responsible for approximately 9.8% of our annualized rental income as of September 30, 2012 have currently exercisable rights to terminate their leases before the stated expirations. Also in 2012, 2013, 2014, 2015, 2016, 2017, 2018, 2019 and 2020, early termination rights become exercisable by other tenants who currently occupy an additional approximately 0.1%, 3.6%, 4.0%, 0.6%, 5.8%, 0.7%, 1.1%, 3.7% and 0.6% of our rentable square feet, respectively, and contribute an additional approximately 0.1%, 3.1%, 4.7%, 0.5%, 8.8%, 2.3%, 1.4%, 4.3% and 0.7% of our annualized rental income, respectively, as of September 30, 2012.  In addition, as of September 30, 2012, 14 of our state government tenants have currently exercisable rights to terminate their leases if these states do not appropriate rent in their respective annual budgets. These 14 tenants occupy approximately 7.8% of our rentable square feet and contribute approximately 7.9% of our annualized rental income as of September 30, 2012.

(2)                                     Occupied square feet is pursuant to leases existing as of September 30, 2012, and includes (i) space being fitted out for tenant occupancy pursuant to our lease agreements, if any, and (ii) space which is leased, but is not occupied or is being offered for sublease by tenants, if any.

(3)                                     Annualized rental income is the annualized contractual base rents from our tenants pursuant to our lease agreements as of September 30, 2012, including straight line rent adjustments and estimated recurring expense reimbursements to be paid to us, and excluding lease value amortization.

Acquisition Activities (dollar amounts in thousands)

During the nine months ended September 30, 2012, we acquired 11 properties for an aggregate purchase price of $181,051, excluding acquisition related costs.  We acquired these properties at a range of capitalization rates from 7.4% to 9.3%, with a weighted average (by purchase price) capitalization rate of 8.1%.  We calculate the capitalization rate for property acquisitions as the ratio of (x) annual straight line rental income, excluding the impact of above and below market lease amortization, based on leases then in effect at the acquisition date, less estimated annual property operating expenses, excluding depreciation and amortization expense, to (y) the acquisition purchase price, including assumed debt and excluding acquisition costs.  For more information about these acquisitions, please see Note 3 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

In October 2012, we entered an agreement to acquire an office property located in Windsor Hill, MD with 78,131 rentable square feet.  This property is 100% leased to two tenants, of which 97% is leased to the U.S. Government and occupied by the Centers for Medicare and Medicaid.  The contract purchase price is $14,450, excluding acquisition costs.  This pending acquisition is subject to our satisfactory completion of diligence and other customary closing conditions; accordingly, we can provide no assurance that we will acquire this property.

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

RESULTS OF OPERATIONS (amounts in thousands, except per share amounts)

Three Months Ended September 30, 2012, Compared to Three Months Ended September 30, 2011

	Comparable Properties Results (1)				Acquired Properties Results (2)				Consolidated Results
	Three Months Ended September 30,				Three Months Ended September 30,				Three Months Ended September 30,
			$	%			$	%			$	%
	2012	2011	Change	Change	2012	2011	Change	Change	2012	2011	Change	Change

Rental income	$43,533	$45,409	$(1,876)	(4.1)%	$10,550	$480	$10,070	2097.9%	$54,083	$45,889	$8,194	17.9%
Operating expenses:
Real estate taxes	4,824	4,808	16	0.3%	904	45	859	1,908.9%	5,728	4,853	875	18.0%
Utility expenses	3,946	4,313	(367)	(8.5)%	1,194	62	1,132	1,825.8%	5,140	4,375	765	17.5%
Other operating expenses	7,500	7,811	(311)	(4.0)%	2,065	82	1,983	2,418.3%	9,565	7,893	1,672	21.2%
Total operating expenses	16,270	16,932	(662)	(3.9)%	4,163	189	3,974	2,102.6%	20,433	17,121	3,312	19.3%

Net operating income (3)	$27,263	$28,477	$(1,214)	(4.3)%	$6,387	$291	$6,096	2,094.8%	33,650	28,768	4,882	17.0%

Other expenses
Depreciation and amortization									13,056	10,379	2,677	25.8%
Acquisition related costs									763	1,008	(245)	(24.3)%
General and administrative									3,637	2,746	891	32.4%
Total other expenses									17,456	14,133	3,323	23.5%
Operating income									16,194	14,635	1,559	10.7%
Interest and other income									7	54	(47)	(87.0)%
Interest expense (including net amortization of debt premiums and deferred financing fees of $339 and $330, respectively)									(4,530)	(3,162)	(1,368)	43.3%
Equity in earnings of an investee									115	28	87	310.7%
Income before income tax benefit (expense)									11,786	11,555	231	2.0%
Income tax benefit (expense)									(30)	8	(38)	(475.0)%
Net income									$11,756	$11,563	$193	1.7%

Weighted average common shares outstanding									47,108	45,322	1,786	3.9%

Net income per common share									$0.25	$0.26	$(0.01)	(3.8)%

Calculation of Funds From Operations and Normalized Funds From Operations (4)

Net income									$11,756	$11,563
Depreciation and amortization									13,056	10,379
Funds from operations									24,812	21,942
Acquisition related costs									763	1,008
Normalized funds from operations									$25,575	$22,950

Funds from operations per common share									$0.53	$0.48
Normalized funds from operations per common share									$0.54	$0.51

(1)                                     Comparable properties consist of 64 properties we owned on September 30, 2012 and which we owned continuously since July 1, 2011.

(2)                                     Acquired properties consist of the 18 and three (which three are included in the previously referenced 18) properties we owned on September 30, 2012 and September 30, 2011, respectively, and which we acquired during the period from July 1, 2011 to September 30, 2012.

(3)                                     We calculate net operating income, or NOI, as shown above.  We define NOI as rental income from real estate less our property operating expenses.  We consider NOI to be appropriate supplemental information to net income because it may help both investors and management to understand the operations of our properties.  We use NOI internally to evaluate individual and company wide property level performance and we believe NOI provides useful information to investors regarding our results of operations because it reflects only those income and expense items that are incurred at the property level and may facilitate comparisons of our operating performance between periods.  The calculation of NOI excludes certain components of net income in order to provide results that are more closely related to our properties’ results of operations. NOI does not represent cash generated by operating activities in accordance with GAAP and should not be considered as an alternative to net income, operating income or cash flow from operating activities, determined in accordance with GAAP, or as an indicator of our financial performance or liquidity, nor is NOI necessarily indicative of sufficient cash flow to fund all of our needs.  We believe that NOI may facilitate an understanding of our consolidated historical operating results.  NOI should be considered in conjunction with net income, operating income and cash flow from operating activities as presented in our Condensed Consolidated Statements of Income and Comprehensive Income and Condensed Consolidated Statements of Cash Flows.  Other real estate investment trusts, or REITs, and real estate companies may calculate NOI differently than we do.

(4)                                     We calculate funds from operations, or FFO, and Normalized FFO as shown above.  FFO is calculated on the basis defined by The National Association of Real Estate Investment Trusts, or NAREIT, which is net income, calculated in accordance with GAAP, plus real estate depreciation and amortization, as well as other adjustments currently not applicable to us.  Our calculation of Normalized FFO differs from NAREIT’s definition of FFO because we exclude acquisition related costs.  We consider FFO and Normalized FFO to be appropriate measures of performance for a REIT, along with net income, operating income and cash flow from operating, investing and financing activities.  We believe that FFO and Normalized FFO provide useful information to investors because by excluding the effects of certain historical amounts, such as depreciation expense, FFO and Normalized FFO can facilitate a comparison of our operating performance between periods.  FFO and Normalized FFO are among the factors considered by our Board of Trustees when determining the amount of distributions to our shareholders.  Other factors include, but are not limited to, requirements to maintain our status as a REIT, limitations in our revolving credit facility agreement and term loan agreement, the availability of debt and equity capital to us, our expectation of our future capital requirements and operating performance and our current and expected needs and availability of cash to pay our obligations.  FFO and Normalized FFO do not represent cash generated by operating activities in accordance with GAAP and should not be considered as alternatives to net income, operating income or cash flow from operating activities, determined in accordance with GAAP, or as indicators of our financial performance or liquidity, nor are these measures necessarily indicative of sufficient cash flow to fund all of our needs.  We believe that FFO and Normalized FFO may facilitate an understanding of our consolidated historical operating results.  These measures should be considered in conjunction with net income, operating income and cash flow from operating activities as presented in our Condensed Consolidated Statements of Income and Comprehensive Income and Condensed Consolidated Statements of Cash Flows.  Other REITs and real estate companies may calculate FFO and Normalized FFO differently than we do.

We refer to the 64 properties we owned on September 30, 2012 and which we have owned continuously since July 1, 2011 as comparable properties.  We refer to the 18 and three (which three are included in the previously referenced 18) properties that we owned as of September 30, 2012 and 2011, respectively, which we purchased during the period from July 1, 2011 to September 30, 2012, as acquired properties.  Our condensed consolidated income statement for the three months ended September 30, 2012 includes the operating results of 10 acquired properties for the entire period and eight acquired properties for less than the entire period, as we purchased those 10 properties prior to July 1, 2012 and we purchased those eight properties during that period.  Our condensed consolidated income statement for the three months ended September 30, 2011 includes the operating results of three acquired properties for less than the entire period, as those properties were purchased during that period.

References to changes in the income and expense categories below relate to the comparison of consolidated results for the three month period ended September 30, 2012, compared to the three month period ended September 30, 2011.

Rental income.  The increase in rental income reflects the effects of acquired properties, partially offset by lower revenues for comparable properties.  Rental income for acquired properties increased $6,895 from properties acquired after September 30, 2011 and $3,175 for properties acquired during the 2011 period.  Rental income for comparable properties decreased primarily due to a decrease in occupancy at four of our properties that was partially offset by the effect of rental increases at certain of our comparable properties.  Rental income includes non-cash straight line rent adjustments totaling $1,105 in 2012 and $290 in 2011 and amortization of acquired leases and assumed lease obligations totaling ($513) in 2012 and ($169) in 2011.

Real estate taxes. The increase in real estate taxes primarily reflects the effects of acquired properties.  Real estate taxes for acquired properties increased $664 for properties acquired after September 30, 2011 and $195 for properties acquired during the 2011 period.  Real estate taxes for comparable properties were essentially unchanged.

Utility expenses.  The increase in utility expenses reflects the effects of acquired properties, partially offset by lower utility expenses for comparable properties.  Utility expenses for acquired properties increased $522 due to properties acquired after September 30, 2011 and $610 due to properties acquired during the 2011 period.  Utility expenses at comparable properties declined primarily due to decreased usage at certain of our properties as a result of increased vacancies and the impact of lower electricity rates at certain of our properties.

Other operating expenses.  Other operating expenses consist of property management fees, salaries and benefit costs of property level personnel, repairs and maintenance expense, cleaning expense and other direct costs of operating our properties. The increase in other operating expenses reflects the effects of acquired properties, partially offset by lower expenses for comparable properties.  Other operating expenses for acquired properties increased $1,121 for properties acquired after September 30, 2011 and $862 for properties acquired during the 2011 period.  Other operating expenses at comparable properties decreased as a result of lower cleaning and property management fee expenses at certain of our properties due to increased vacancies, partially offset by higher repair and maintenance costs at certain of our properties.

Depreciation and amortization.  The increase in depreciation and amortization reflects the effect of property acquisitions and improvements made to certain of our properties since July 1, 2011.  Depreciation and amortization for acquired properties increased $2,264 for properties acquired after September 30, 2011 and $826 for properties acquired during the 2011 period.

Acquisition related costs.  Acquisition related costs represent legal and due diligence costs incurred in connection with our acquisition activity during the respective 2012 and 2011 periods.

General and administrative.  General and administrative expenses consist of fees pursuant to our business management agreement with RMR, equity compensation expense, legal and accounting fees, Trustees’ fees and expenses, securities listing and transfer agency fees and other costs relating to our status as a publicly traded company.  The increase in general and administrative expenses primarily reflects and results from our property acquisitions since July 1, 2011.

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

Income tax benefit (expense).  The increase in income tax expense is primarily the result of an adjustment to reduce accrued income taxes during the three months ended September 30, 2011, due to a decrease in our estimated 2011 state income tax liability during that period.

Net income.  Our net income increased as a result of the changes noted above.  On a per share basis, net income is lower principally due to our issuance of common shares pursuant to a public equity offering in July 2011.

RESULTS OF OPERATIONS (amounts in thousands, except per share amounts)

Nine Months Ended September 30, 2012, Compared to Nine Months Ended September 30, 2011

	Comparable Properties Results (1)				Acquired Properties Results (2)				Consolidated Results
	Nine Months Ended September 30,				Nine Months Ended September 30,				Nine Months Ended September 30,
			$	%			$	%			$	%
	2012	2011	Change	Change	2012	2011	Change	Change	2012	2011	Change	Change

Rental income	$111,578	$116,644	$(5,066)	(4.3)%	$43,233	$10,580	$32,653	308.6%	$154,811	$127,224	$27,587	21.7%
Operating expenses:
Real estate taxes	13,080	12,948	132	1.0%	4,130	999	3,131	313.4%	17,210	13,947	3,263	23.4%
Utility expenses	9,034	10,620	(1,586)	(14.9)%	3,811	802	3,009	375.2%	12,845	11,422	1,423	12.5%
Other operating expenses	19,995	20,677	(682)	(3.3)%	7,748	1,397	6,351	454.6%	27,743	22,074	5,669	25.7%
Total operating expenses	42,109	44,245	(2,136)	(4.8)%	15,689	3,198	12,491	390.6%	57,798	47,443	10,355	21.8%

Net operating income	$69,469	$72,399	$(2,930)	(4.0)%	$27,544	$7,382	$20,162	273.1%	97,013	79,781	17,232	21.6%

Other expenses
Depreciation and amortization									37,281	27,862	9,419	33.8%
Acquisition related costs									1,057	2,846	(1,789)	(62.9)%
General and administrative									9,395	7,655	1,740	22.7%
Total other expenses									47,733	38,363	9,370	24.4%
Operating income									49,280	41,418	7,862	19.0%
Interest and other income									21	89	(68)	(76.4)%
Interest expense (including net amortization of debt premiums and deferred financing fees of $998 and $981, respectively)									(12,649)	(8,775)	(3,874)	44.1%
Equity in earnings of an investee									236	111	125	112.6%
Income before income tax expense									36,888	32,843	4,045	12.3%
Income tax expense									(119)	(94)	(25)	27%
Net income									$36,769	$32,749	$4,020	12.3%

Weighted average common shares outstanding									47,086	42,127	4,959	11.8%

Net income per common share									$0.78	$0.78	$—	0.0%

Calculation of Funds From Operations and Normalized Funds From Operations

Net income									$36,769	$32,749
Depreciation and amortization									37,281	27,862
Funds from operations									74,050	60,611
Acquisition related costs									1,057	2,846
Normalized funds from operations									$75,107	$63,457

Funds from operations per common share									$1.57	$1.44
Normalized funds from operations per common share									$1.60	$1.51

(1)                                     Comparable properties consist of 55 properties we owned on September 30, 2012 and which we owned continuously since January 1, 2011.

(2)                                     Acquired properties consist of the 27 and 12 (which 12 are included in the previously referenced 27) properties we owned on September 30, 2012 and September 30, 2011, respectively, and which we acquired during the period from January 1, 2011 to September 30, 2012.

We refer to the 55 properties we owned on September 30, 2012 and which we have owned continuously since January 1, 2011 as comparable properties.  We refer to the 27 and 12 (which 12 are included in the previously referenced 27) properties that we owned as of September 30, 2012 and 2011, respectively, which we purchased during the period from January 1, 2011 to September 30, 2012 as acquired properties.  Our condensed consolidated income statement for the nine months ended September 30, 2012 includes the operating results of 16 acquired properties for the entire period and 11 acquired properties for less than the entire period, as we purchased those 16 properties prior to January 1, 2012 and we purchased those 11 properties during that period.  Our condensed consolidated income statement for the nine months ended September 30, 2011 includes the operating results of 12 acquired properties for less than the entire period, as those properties were purchased during that period.

References to changes in the income and expense categories below relate to the comparison of consolidated results for the nine month period ended September 30, 2012, compared to the nine month period ended September 30, 2011.

Rental income.  The increase in rental income reflects the effects of acquired properties, partially offset by lower revenues for comparable properties.  Rental income for acquired properties increased $13,678 from properties acquired after September 30, 2011 and $18,975 for properties acquired during the 2011 period.  Rental income for comparable properties decreased primarily due to a decrease in occupancy at four of our properties that was partially offset by the effect of rental increases at certain of our comparable properties.  Rental income includes non-cash straight line rent adjustments totaling $2,669 in 2012 and $451 in 2011 and amortization of acquired leases and assumed lease obligations totaling ($1,604) in 2012 and $119 in 2011.

Real estate taxes. The increase in real estate taxes reflects the effects of acquired properties, in addition to a slight increase in real estate taxes for comparable properties.  Real estate taxes for acquired properties increased $1,337 for properties acquired after September 30, 2011 and $1,794 for properties acquired during the 2011 period.  Real estate taxes for comparable properties increased slightly due to higher assessed values at certain of our properties, partially offset by lower expenses from successful property tax appeals at certain of our properties.

Utility expenses.  The increase in utility expenses reflects the effects of acquired properties, partially offset by lower utility expenses for comparable properties.  Utility expenses for acquired properties increased $1,074 for properties acquired after September 30, 2011 and $1,935 for properties acquired during the 2011 period.  Utility expenses at comparable properties declined due to decreased tenant usage as a result of the warmer than normal temperatures experienced in many parts of the United States in early 2012, a decrease in usage at certain of our properties as a result of increased vacancies and the impact of lower electricity rates at certain of our properties.

Other operating expenses.  The increase in other operating expenses reflects the effects of acquired properties, partially offset by lower expenses for comparable properties.  Other operating expenses for acquired properties increased $2,511 for properties acquired after September 30, 2011 and $3,840 for properties acquired during the 2011 period.  Other operating expenses at comparable properties decreased primarily as a result of lower snow removal costs at certain of our properties, partially offset by higher repair and maintenance expense at certain of our properties.

Depreciation and amortization.  The increase in depreciation and amortization reflects the effect of property acquisitions and improvements made to certain of our properties since January 1, 2011.  Depreciation and amortization for acquired properties increased $4,588 for properties acquired after September 30, 2011 and $5,250 for properties acquired during the 2011 period.

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

Income tax expense.  The increase in income tax expense reflects the increase in pre-tax income in 2012 as a result of the changes noted above.

Net income.  Our net income increased as a result of the changes noted above.  On a per share basis, net income is unchanged due principally to our issuance of common shares pursuant to a public equity offering in July 2011.

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

Our changes in cash flows for the nine month period ended September 30, 2012 compared to the same period in 2011 were as follows: (i) cash provided by operating activities increased from $63,665 in 2011 to $82,460 in 2012; (ii) cash used in investment activities decreased from $331,515 in 2011 to $191,450 in 2012; and (iii) cash provided by financing activities decreased from $271,137 in 2011 to $108,887 in 2012.

The increase in cash provided by operating activities for the nine month period ended September 30, 2012 as compared to the corresponding prior year period is due primarily to increased operating cash flow from our acquisition of 27 properties after January 1, 2011 and changes in our working capital.  The decrease in cash used in investing activities for the nine month period ended September 30, 2012 as compared to the corresponding prior year period was due primarily to our acquisition of 12 properties for an aggregate purchase price of $328,125, excluding acquisition costs, during the 2011 period as compared to 11 properties for an aggregate purchase price of $181,051, excluding acquisition costs, during the 2012 period.  The decrease in cash provided by financing activities for the nine month period ended September 30, 2012 as compared to the corresponding prior year period was due primarily to higher net borrowings under our revolving credit facility during the 2011 period to fund acquisitions, the public offering of our common shares in July 2011 and an increase in distributions paid to common shareholders during the 2012 period.

Our Investment and Financing Liquidity and Resources (dollar amounts in thousands, except per share and per square foot amounts)

We have a $550,000 unsecured revolving credit facility that is available for acquisitions, working capital and general business purposes.  Borrowings under our revolving credit facility bear interest at LIBOR plus a spread and a facility fee, both of which are subject to adjustment based upon changes to our credit ratings.  As of September 30, 2012, the interest rate payable on borrowings under our revolving credit facility was 1.72% and we had $167,000 outstanding and $383,000 available under our revolving credit facility.

On January 12, 2012, we entered into a five year $350,000 unsecured term loan.  Our term loan matures on January 11, 2017, and is prepayable without penalty at any time.  The amount outstanding under our term loan bears interest at LIBOR plus a spread that is subject to adjustment based upon changes to our credit ratings.  As of September 30, 2012, the interest rate payable on the amount outstanding under our term loan was 1.98%.  We used the net proceeds of our term loan to repay amounts outstanding under our revolving credit facility and to fund general business activities.

There have been recent governmental inquiries regarding the setting of LIBOR, which may result in changes to that process that could have the effect of increasing LIBOR.  Increases in LIBOR would increase the amount of interest we pay under our revolving credit facility agreement and our term loan agreement.

Our revolving credit facility agreement and our term loan agreement contain a number of covenants that restrict our ability to incur debts in excess of calculated amounts, restrict our ability to make distributions under certain circumstances and generally require us to maintain certain financial ratios.  We believe we were in compliance with the terms and conditions of our revolving credit facility agreement and our term loan agreement at September 30, 2012.

On October 19, 2012, we issued 7,500,000 common shares in a public offering at a price of $23.25 per share, raising net proceeds of approximately $166,564.  We used the net proceeds of this offering to repay amounts outstanding under our revolving credit facility.  We also granted the underwriters of the offering a 30-day option to purchase up to an additional 1,125,000 common shares, which option expires on November 15, 2012.

We currently expect to use cash balances, borrowings under our revolving credit facility and net proceeds from offerings of equity or debt securities to fund our future operations, capital expenditures, distributions to our shareholders and any future property acquisitions.  When significant amounts are outstanding under our revolving credit facility or the maturity date of our revolving credit facility or our other debts approach, we intend to explore alternatives for repaying or refinancing such amounts. Such alternatives may include incurring additional term debt, issuing new equity securities, extending the maturity date of our revolving credit facility and entering into a new revolving credit facility.  Although we can provide no assurance that we will be successful in consummating any particular type of financing, we believe that we will have access to financing, such as debt and equity offerings, to fund future acquisitions and capital expenditures and to pay our obligations. We currently have an effective shelf registration statement that allows us to issue public securities on an expedited basis, but it does not assure that there will be buyers for such securities.

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

On each of February 24, 2012, May 24, 2012 and August 22, 2012, we paid a $0.42 per share distribution to our common shareholders. We funded these distributions using cash on hand and borrowings under our revolving credit facility.  On October 9, 2012, we declared a distribution payable to common shareholders of record on October 22, 2012, in the amount of $0.43 per share.  We expect to pay this distribution on or about November 21, 2012 using existing cash balances and borrowings under our revolving credit facility.

During the three and nine months ended September 30, 2012 and 2011, cash expenditures made and capitalized at our properties for tenant improvements, leasing costs, building improvements and development and redevelopment activities were as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Leasing capital(1)	$4,375	$563	$5,706	$1,308
Building improvements(2)	$746	$853	$1,600	$1,419
Development, redevelopment and other activities(3)	$2,245	$463	$3,844	$689

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

Leases totaling 360,302 and 869,087 rentable square feet, respectively, expired during the three and nine months ended September 30, 2012.  During the three and nine months ended September 30, 2012, we entered into leases totaling 311,557 and 555,182 rentable square feet, respectively, which includes renewals of 264,423 and 462,560 rentable square feet, respectively. The weighted average rental rates for leases of 259,499 and 448,031 rentable square feet entered into with government tenants during the three and nine months ended September 30, 2012 decreased by 4.2% and increased by 2.4%, respectively, when compared to the weighted average rental rates previously charged for the same space. The weighted average (by square feet) rental rates for leases of 52,058 and 107,151 rentable square feet entered into with non-government tenants during the three and nine months ended September 30, 2012 increased by 21.5% and decreased by 0.6%, respectively, when compared to the weighted average (by square feet) rental rates previously charged for the same space.

During the three months ended September 30, 2012 commitments made for expenditures, such as tenant improvements and leasing costs, in connection with leasing space, were as follows (dollars in thousands except per square foot amounts):

	New	Lease
	Leases	Renewals	Total
Rentable square feet leased during the period	47,134	264,423	311,557
Tenant leasing costs and concession commitments(1)	$3,072	$3,650	$6,722
Tenant leasing costs and concession commitments per rentable square foot(1)	$65.17	$13.80	$21.57
Weighted average lease term (years)(2)	10.1	9.2	9.3
Total leasing costs and concession commitments per rentable square foot per year(1)	$6.45	$1.51	$2.32

(1)                                     Includes commitments made for leasing expenditures and concessions, such as improvements, leasing commissions, tenant reimbursements and free rent.

(2)                                     Weighted based on the annualized contractual rents from our tenants pursuant to existing leases as of September 30, 2012, including straight line rent adjustments and estimated recurring expense reimbursements, but excluding lease value amortization.

Off Balance Sheet Arrangements

As of September 30, 2012, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Debt Covenants (dollars in thousands)

Our principal debt obligations at September 30, 2012 were our $550,000 revolving credit facility, our $350,000 term loan and four secured mortgage loans assumed in connection with certain of our acquisitions. Our mortgage loans are non-recourse and do not contain any material financial covenants. Our revolving credit facility agreement and our term loan agreement contain a number of covenants which restrict our ability to incur debts in excess of calculated amounts, restrict our ability to make distributions under certain circumstances and generally require us to maintain certain financial ratios. Our revolving credit facility agreement and our term loan agreement provide for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default or upon a change of control of us, including a change in our management by RMR. We believe we were in compliance with all of our covenants under our revolving credit facility agreement and our term loan agreement at September 30, 2012.

Our revolving credit facility agreement and our term loan agreement contain cross default provisions, which are generally triggered upon default of any of our other debts of at least $25,000 or more that are recourse debts and to any other debts of $50,000 or more that are non-recourse debts.  Termination of our business management and property management agreements with RMR would cause a default under our revolving credit facility agreement and our term loan agreement, if not approved by a majority of our lenders.

Related Person Transactions (dollars in thousands)

We have relationships and historical and continuing transactions with our Trustees, our executive officers, RMR, CWH, AIC and other companies to which RMR provides management services and others affiliated with or related to them.  For example, we have no employees and personnel and various services we require to operate our business are provided to us by RMR pursuant to management agreements; and RMR is owned by our Managing Trustees.  Also, as a further example, we have or had relationships with other companies to which RMR provides management services and which have trustees, directors and officers who are also trustees, directors or officers of ours or RMR, including CWH, which is our former parent and is our largest shareholder and from which we have previously purchased properties that are majority leased to government tenants; and AIC, an Indiana insurance company, of which we, RMR, CWH and five other companies to which RMR provides management services each currently own 12.5%, and with respect to which we and the other shareholders of AIC have property insurance in place providing $500,000 of coverage pursuant to an insurance program arranged by AIC and with respect to which AIC is a reinsurer of certain coverage amounts. For further information about these and other such relationships and related person transactions, please see Note 8 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.  In addition, for more information about these transactions and relationships, please see elsewhere in this Quarterly Report on Form 10-Q, including “Warning Concerning Forward Looking Statements,” and our Annual Report, our Proxy Statement and our other filings with the SEC, including Note 5 to our Consolidated Financial Statements included in our Annual Report, the sections captioned “Business”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Related Person Transactions” and “Warning Concerning Forward Looking Statements” of our Annual Report and the section captioned “Related Person Transactions and Company Review of Such Transactions” and the information regarding our Trustees and executive officers in our Proxy Statement.  In addition, please see the section captioned “Risk Factors” of our Annual Report for a description of risks that may arise from these transactions and relationships.  Our filings with the SEC, including our Annual Report and our Proxy Statement, are available at the SEC’s website at www.sec.gov.  Copies of certain of our agreements with these parties, including our business management agreement and property management agreement with RMR, various agreements we have with CWH and our shareholders agreement with AIC and its shareholders, are also publicly available as exhibits to our public filings with the SEC and accessible at the SEC’s website.

We believe that our agreements with RMR, CWH and AIC are on commercially reasonable terms.  We also believe that our relationships with RMR, CWH and AIC and their affiliated and related persons and entities benefit us and, in fact, provide us with competitive advantages in operating and growing our business.

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

At September 30, 2012, our outstanding fixed rate debt, excluding unamortized premiums totaling $2,266, included the following:

		Annual	Annual		Interest
	Principal	Interest	Interest		Payments
Debt	Balance(1)	Rate(1)	Expense(1)	Maturity	Due
Mortgage	$48,820	5.73%	$2,836	2015	Monthly
Mortgage	24,513	6.21%	1,543	2016	Monthly
Mortgage	9,417	7.00%	659	2019	Monthly
Mortgage	8,693	8.15%	708	2021	Monthly
	$91,443		$5,747

(1)       Principal balance, annual interest rate and annual interest expense are the amounts stated in the applicable contracts.  In accordance with GAAP, our carrying values and recorded interest expense may differ from these amounts because of market conditions at the time we assumed these debts.  See Notes 5 and 6 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Because these debts bear interest at a fixed rate, changes in market interest rates during the term of these debts will not affect our operating results.  If these debts are refinanced at interest rates which are 10% higher or lower than shown above, our per annum interest cost would increase or decrease, respectively, by approximately $575.

Changes in market interest rates also affect the fair value of our fixed rate debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt.  Based on the balances outstanding at September 30, 2012 and discounted cash flow analysis through the maturity date of our fixed rate debt obligations, a hypothetical immediate 10% change in interest rates would change the fair value of those obligations by approximately $1,014.

As of September 30, 2012, we had $167,000 outstanding and $383,000 of borrowings available under our $550,000 unsecured revolving credit facility, and we had $350,000 of floating rate term debt outstanding.  Our revolving credit facility matures on October 19, 2015, and subject to meeting certain conditions and our payment of a fee, we have the option to extend the stated maturity of the facility for one year to October 19, 2016.  We are able to make repayments and drawings under our revolving credit facility at any time without penalty.  In January 2012, we entered into a five year $350,000 unsecured term loan.  Our term loan matures on January 11, 2017 and is prepayable without penalty at any time.  Borrowings under our revolving credit facility and our term loan are in U.S. dollars and accrue interest at LIBOR plus a spread which varies depending on our senior unsecured debt credit ratings.  Accordingly, we are exposed to risks resulting from changes in U.S. dollar based short term rates, specifically LIBOR.  In addition, upon renewal or refinancing of our revolving credit facility or our term loan, we are vulnerable to increases in credit spreads due to market conditions.  A change in interest rates generally would not affect the value of our floating rate debt but would affect our operating results.

For example, the weighted average interest rate payable on our floating rate debt was 1.90% as of September 30, 2012.  The following table presents the impact a 10% change in interest rates would have on our annual floating rate interest expense at September 30, 2012:

	Impact of Changes in Interest Rates
		Outstanding	Total Interest
	Interest Rate	Debt	Expense Per Year

At September 30, 2012	1.900%	$517,000	$9,959
10% increase	2.090%	517,000	10,955
10% reduction	1.710%	517,000	8,963

The foregoing table shows the impact of an immediate change in floating interest rates.  If interest rates were to change gradually over time, the impact would be spread over time.  Our exposure to fluctuations in floating interest rates will increase or decrease in the future with increases or decreases in the outstanding amount under our revolving credit facility or other floating rate debt.

The following table presents the impact that a 10% change in interest rates would have on our annual floating rate interest expense at September 30, 2012 if we were fully drawn on our revolving credit facility and our term loan remained outstanding:

	Impact of Changes in Interest Rates
		Outstanding	Total Interest
	Interest Rate	Debt	Expense Per Year

At September 30, 2012	1.900%	$900,000	$17,338
10% increase	2.090%	900,000	19,071
10% reduction	1.710%	900,000	15,604

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

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

WARNING CONCERNING FORWARD LOOKING STATEMENTS

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS STATEMENTS THAT CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER SECURITIES LAWS.  ALSO, WHENEVER WE USE WORDS SUCH AS “BELIEVE”, “EXPECT”, “ANTICIPATE”, “INTEND”, “PLAN”, “ESTIMATE” OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS.  THESE FORWARD LOOKING STATEMENTS ARE BASED UPON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, BUT FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR.  FORWARD LOOKING STATEMENTS IN THIS REPORT RELATE TO VARIOUS ASPECTS OF OUR BUSINESS, INCLUDING:

•                  OUR ABILITY TO PAY DISTRIBUTIONS TO OUR SHAREHOLDERS AND THE AMOUNTS OF SUCH DISTRIBUTIONS,

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

•                  ACTUAL COSTS UNDER OUR REVOLVING CREDIT FACILITY WILL BE HIGHER THAN LIBOR PLUS A SPREAD BECAUSE OF OTHER FEES AND EXPENSES ASSOCIATED WITH OUR REVOLVING CREDIT FACILITY,

•                  INCREASING THE MAXIMUM BORROWINGS UNDER OUR CREDIT FACILITY AND OUR TERM LOAN IS SUBJECT TO OBTAINING ADDITIONAL COMMITMENTS FROM LENDERS, WHICH MAY NOT OCCUR,

•                  WE MAY BE UNABLE TO REPAY OUR DEBT OBLIGATIONS WHEN THEY BECOME DUE,

•                  THIS QUARTERLY REPORT ON FORM 10-Q STATES THAT WE HAVE GRANTED THE UNDERWRITERS OF OUR COMMON SHARE OFFERING AN OPTION TO PURCHASE UP TO AN ADDITIONAL 1,125,000 COMMON SHARES.  AN IMPLICATION OF THIS STATEMENT MAY BE THAT THIS OPTION MAY BE EXERCISED IN WHOLE OR IN PART.  IN FACT, WE DO NOT KNOW WHETHER THIS OPTION, OR ANY PART OF IT, WILL BE EXERCISED, AND THE UNDERWRITERS MAY ELECT NOT TO DO SO, AND

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

THE INFORMATION CONTAINED ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-Q OR IN OUR ANNUAL REPORT, INCLUDING UNDER THE CAPTION “RISK FACTORS” OR INCORPORATED THEREIN, IDENTIFIES OTHER IMPORTANT FACTORS THAT COULD CAUSE DIFFERENCES FROM OUR FORWARD LOOKING STATEMENTS.  OUR FILINGS WITH THE SEC ARE AVAILABLE ON THE SEC’S WEBSITE AT WWW.SEC.GOV.

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

Part II.   Other Information

Item 2. Unregistered Sales of Equity and Use of Proceeds.

On September 14, 2012, pursuant to our equity compensation plan, we granted an aggregate of 43,917 of our common shares of beneficial interest, par value $.01 per share, valued at $23.76 per share, the closing price of our common shares on the New York Stock Exchange on that day, to our officers and certain employees of our manager, RMR.  We made these grants pursuant to an exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 6.	Exhibits.

3.1

Composite Copy of Amended and Restated Declaration of Trust, dated June 8, 2009, as amended to date. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.)

3.2	Amended and Restated Bylaws of the Company, adopted February 21, 2012. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.)

4.1	Form of Common Share Certificate. (Incorporated by reference to Amendment No. 2 to the Company’s Registration Statement on Form S-11/A, File No. 333-157455.)

10.1	Form of Restricted Share Agreement. (Filed herewith.)

31.1	Rule 13a-14(a) Certification. (Filed herewith.)

31.2	Rule 13a-14(a) Certification. (Filed herewith.)

31.3	Rule 13a-14(a) Certification. (Filed herewith.)

31.4	Rule 13a-14(a) Certification. (Filed herewith.)

32.1	Section 1350 Certification. (Furnished herewith.)

101.1

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter and nine months ended September 30, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income and Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements, tagged as blocks of text and in detail. (Filed herewith.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOVERNMENT PROPERTIES INCOME TRUST

By:
/s/ David M. Blackman
David M. Blackman President and Chief Operating Officer Dated: November 1, 2012

By:
/s/ Mark L. Kleifges
Mark L. Kleifges Treasurer and Chief Financial Officer (principal financial and accounting officer) Dated: November 1, 2012