Form 10-K
period 2012-12-31
Government Properties Income Trust
filed 2013-02-21
CIK 1456772

Use these links to rapidly review the document
TABLE OF CONTENTS
PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐

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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the voting common shares of the registrant held by non-affiliates was $837,877,373 based on the $22.62 closing price per common share for such stock on the New York Stock Exchange on June 29, 2012. For purposes of this calculation, there were an aggregate 108,531 common shares, held directly or by affiliates of the trustees, and the trustees and officers of the registrant, and 9,950,000 common shares held by CommonWealth REIT, included in the number of common shares held by affiliates.

         Number of the registrant's common shares outstanding as of February 21, 2013: 54,643,888.

         References in this Annual Report on Form 10-K to the "Company", "GOV", "we", "us" or "our" mean Government Properties Income Trust and its consolidated subsidiaries, unless the context otherwise requires.

DOCUMENTS INCORPORATED BY REFERENCE

         Certain Information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated by reference to our to be filed definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 17, 2013, or our definitive Proxy Statement.

 WARNING CONCERNING FORWARD LOOKING STATEMENTS

        THIS ANNUAL REPORT ON FORM 10-K CONTAINS STATEMENTS THAT CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER SECURITIES LAWS. ALSO, WHENEVER WE USE WORDS SUCH AS "BELIEVE", "EXPECT", "ANTICIPATE", "INTEND", "PLAN", "ESTIMATE" OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS. THESE FORWARD LOOKING STATEMENTS ARE BASED UPON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, BUT FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR. FORWARD LOOKING STATEMENTS IN THIS REPORT RELATE TO VARIOUS ASPECTS OF OUR BUSINESS, INCLUDING:

  •
  OUR ACQUISITIONS AND SALES OF PROPERTIES,

  •
  OUR ABILITY TO COMPETE FOR ACQUISITIONS AND TENANCIES EFFECTIVELY,

  •
  THE CREDIT QUALITY OF OUR TENANTS,

  •
  THE LIKELIHOOD THAT OUR TENANTS WILL PAY RENT, RENEW LEASES, ENTER INTO NEW LEASES, NOT EXERCISE EARLY TERMINATION OPTIONS PURSUANT TO THEIR LEASES OR BE AFFECTED BY CYCLICAL ECONOMIC CONDITIONS,

  •
  OUR ABILITY TO PAY DISTRIBUTIONS TO OUR SHAREHOLDERS AND THE AMOUNT OF SUCH DISTRIBUTIONS,

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

  •
  OTHER MATTERS.

        OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY OUR FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS. FACTORS THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FORWARD LOOKING STATEMENTS AND UPON OUR BUSINESS, RESULTS OF OPERATIONS, FINANCIAL CONDITION, FUNDS FROM OPERATIONS, OR FFO,

i

NORMALIZED FFO, NET OPERATING INCOME, CASH FLOWS, LIQUIDITY AND PROSPECTS INCLUDE, BUT ARE NOT LIMITED TO:

  •
  THE IMPACT OF CHANGES IN THE ECONOMY AND THE CAPITAL MARKETS ON US,

  •
  COMPETITION WITHIN THE REAL ESTATE INDUSTRY, PARTICULARLY IN THOSE MARKETS IN WHICH OUR PROPERTIES ARE LOCATED,

  •
  THE IMPACT OF CHANGES IN THE REAL ESTATE NEEDS AND FINANCIAL CONDITIONS OF THE U.S. GOVERNMENT AND STATE AND LOCAL GOVERNMENTS,

  •
  COMPLIANCE WITH, AND CHANGES TO, FEDERAL, STATE AND LOCAL LAWS AND REGULATIONS, ACCOUNTING RULES, TAX LAWS AND SIMILAR MATTERS,

  •
  ACTUAL AND POTENTIAL CONFLICTS OF INTEREST WITH OUR MANAGING TRUSTEES, COMMONWEALTH REIT, OR CWH, RMR, AIC AND THEIR RELATED PERSONS AND ENTITIES,

  •
  LIMITATIONS IMPOSED ON OUR BUSINESS AND OUR ABILITY TO SATISFY COMPLEX RULES IN ORDER FOR US TO QUALIFY AS A REIT FOR U.S. FEDERAL INCOME TAX PURPOSES, AND

  •
  ACTS OF TERRORISM, OUTBREAKS OF SO CALLED PANDEMICS OR OTHER MANMADE OR NATURAL DISASTERS BEYOND OUR CONTROL.

FOR EXAMPLE:

  •
  THIS ANNUAL REPORT ON FORM 10-K STATES THAT WE HAVE ENTERED AGREEMENTS TO SELL TWO PROPERTIES. THESE TRANSACTIONS ARE SUBJECT TO VARIOUS TERMS AND CONDITIONS TYPICAL OF COMMERCIAL REAL ESTATE TRANSACTIONS. THESE TERMS AND CONDITIONS MAY NOT BE MET. AS A RESULT, THESE TRANSACTIONS MAY NOT OCCUR OR MAY BE DELAYED OR THEIR TERMS MAY CHANGE.

  •
  CONTINGENCIES IN OUR FUTURE ACQUISITION AGREEMENTS AND OUR CURRENT AND FUTURE SALES AGREEMENTS MAY NOT BE SATISFIED AND COULD RESULT IN SUCH ACQUISITIONS AND SALES NOT OCCURRING OR BEING DELAYED, OR COULD RESULT IN THE TERMS OF THE TRANSACTIONS CHANGING,

  •
  OUR ABILITY TO MAKE FUTURE DISTRIBUTIONS DEPENDS UPON A NUMBER OF FACTORS, INCLUDING OUR FUTURE EARNINGS AND THE CAPITAL COSTS WE INCUR TO LEASE OUR PROPERTIES. WE MAY BE UNABLE TO MAINTAIN OUR CURRENT RATE OF DISTRIBUTIONS, AND FUTURE DISTRIBUTIONS MAY BE SUSPENDED,

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

  •
  RENTS THAT WE CAN CHARGE AT OUR PROPERTIES MAY DECLINE BECAUSE OF CHANGING MARKET CONDITIONS OR OTHERWISE,

  •
  CONTINUED AVAILABILITY OF BORROWINGS UNDER OUR REVOLVING CREDIT FACILITY IS SUBJECT TO OUR SATISFYING CERTAIN FINANCIAL COVENANTS AND MEETING OTHER CUSTOMARY CONDITIONS,

  •
  ACTUAL COSTS UNDER OUR REVOLVING CREDIT FACILITY WILL BE HIGHER THAN LIBOR PLUS A SPREAD BECAUSE OF OTHER FEES AND EXPENSES ASSOCIATED WITH OUR REVOLVING CREDIT FACILITY,

  •
  INCREASING THE MAXIMUM BORROWINGS UNDER OUR REVOLVING CREDIT FACILITY AND OUR TERM LOAN IS SUBJECT TO OBTAINING ADDITIONAL COMMITMENTS FROM LENDERS, WHICH MAY NOT OCCUR,

  •
  WE MAY BE UNABLE TO REPAY OUR DEBT OBLIGATIONS WHEN THEY BECOME DUE, AND,

  •
  THIS ANNUAL REPORT ON FORM 10-K STATES THAT WE BELIEVE THAT OUR CONTINUING RELATIONSHIPS WITH CWH, RMR AND AIC AND THEIR AFFILIATED AND RELATED PERSONS AND ENTITIES MAY BENEFIT US AND PROVIDE US WITH COMPETITIVE ADVANTAGES IN OPERATING AND GROWING OUR BUSINESS. IN FACT, THE ADVANTAGES WE BELIEVE WE MAY REALIZE FROM THESE RELATIONSHIPS MAY NOT MATERIALIZE.

        THESE RESULTS COULD OCCUR DUE TO MANY DIFFERENT CIRCUMSTANCES, SOME OF WHICH ARE BEYOND OUR CONTROL, SUCH AS CHANGES IN GOVERNMENT TENANTS' NEEDS FOR LEASED SPACE, NATURAL DISASTERS OR CHANGES IN CAPITAL MARKETS OR THE ECONOMY GENERALLY.

        THE INFORMATION CONTAINED ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K OR IN OUR FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION, OR SEC, INCLUDING UNDER THE CAPTION "RISK FACTORS", OR INCORPORATED HEREIN OR THEREIN, IDENTIFIES OTHER IMPORTANT FACTORS THAT COULD CAUSE DIFFERENCES FROM OUR FORWARD LOOKING STATEMENTS. OUR FILINGS WITH THE SEC ARE AVAILABLE ON THE SEC'S WEBSITE AT WWW.SEC.GOV.

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

GOVERNMENT PROPERTIES INCOME TRUST
2012 FORM 10-K ANNUAL REPORT

 PART I

Item 1.    Business

        The Company.    We were organized as a real estate investment trust, or REIT, under Maryland law in February 2009 as a wholly owned subsidiary of CommonWealth REIT, or CWH. CWH is a REIT listed on the New York Stock Exchange, or the NYSE, which owns office and industrial properties. We were organized to concentrate the ownership of certain CWH properties that were majority leased to government tenants and to expand such investments. In June 2009, we completed our initial public offering, or IPO. CWH currently owns 18.2% of our outstanding common shares.

        As of December 31, 2012, we owned 84 properties with an undepreciated carrying value, net of impairment losses, of approximately 1.5 billion, and a depreciated book value of $1.4 billion. These 84 properties have approximately 10.2 million rentable square feet.

        Our principal executive offices are located at Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts 02458-1634, and our telephone number is (617) 219-1440.

        Our Business Plan.    Our business plan is to maintain our properties, seek to renew our leases or enter into new leases as they expire, enter into new leases for our vacant space, selectively acquire additional properties that are majority leased to government tenants and pay distributions to our shareholders. As our current leases expire, we will attempt to renew our leases with existing tenants or to enter into leases with new tenants; in both circumstances at rents which we would seek to be equal to or higher than the rents we now receive. Our ability to renew leases with our existing tenants or to enter into new leases with new tenants and the rents we are able to charge will depend in large part upon market conditions which are generally beyond our control. Our historical experience, including that of our predecessor, CWH, with respect to properties of the type that we own that are majority leased to government tenants is that government tenants frequently renew leases to avoid the costs and disruptions that may result from relocating government operations.

        Our Growth Strategy.    Our growth strategy with regard to our current properties is to attempt to increase the rents we receive from these properties. To achieve rent increases we may invest in our properties to make improvements requested by existing tenants or to induce lease renewals or new tenant leases when our current leases expire or when we have vacant space. However, as noted above, our ability to maintain or increase the rents we receive from our current properties will depend in large part upon market conditions which are beyond our control.

        In addition to our growth strategy applicable to our current properties, we expect to acquire additional properties, generally within the United States, that are majority leased to government tenants. The U.S. Government and state and local governments lease significant amounts of office space. Additionally, we believe that budgetary pressures may cause an increased demand for leased space by government tenants, as opposed to new buildings built on behalf of government tenants. However, these same budgetary pressures could also result in a decrease in government sector employment and consolidation into government owned properties thereby reducing the demand for leased space. If the U.S. Government and state and local governments increase the amount of space that they lease, we believe that there will be increased opportunities for us to acquire additional properties that are majority leased to government tenants. We expect to acquire additional properties primarily for purposes of income.

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

  •
  the construction quality, physical condition and design of the property and expected capital expenditures that may be needed to be made to the property;

  •
  the estimated replacement cost of the property;

  •
  our cost of capital;

  •
  the geographic area and type of property; and

  •
  the pricing of comparable properties as evidenced by recent arm's length market sales.

        From time to time, we consider the sale of properties or investments. However, we generally consider ourselves to be a long term investor and are more interested in the long term earnings potential from our properties than in selling properties for short term gains. We make disposition decisions based on a number of factors including, but not limited to, the following:

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

        Financing Policies.    To qualify for taxation as a REIT under the Internal Revenue Code of 1986, as amended, or the IRC, we must distribute at least 90% of our annual REIT taxable income (excluding capital gains) and satisfy a number of organizational and operational requirements. Accordingly, we generally will not be able to retain sufficient cash from operations to repay debts, invest in properties or fund acquisitions. Instead, we expect to repay our debts, invest in our properties and fund acquisitions by borrowing and issuing equity securities. In addition, we may assume outstanding mortgage debt on properties we acquire. We currently have a $550.0 million unsecured revolving credit facility, or our revolving credit facility, which is guaranteed by most of our subsidiaries, that we use for working capital and general business purposes and to fund the acquisition of properties. As we have utilized our revolving credit facility, we have refinanced or reduced amounts outstanding under this facility with term debt or equity issuances and we expect to continue this practice in the future. We will decide when and whether to issue new debt or equity depending upon market conditions. Because our ability to raise capital may depend, in large part, upon market conditions, we cannot assure that we will be able to raise sufficient capital to repay our debt or to fund our growth strategy.

        We have not in the past, but we may in the future, invest in the securities of other issuers for the purpose of exercising control, issue senior securities, make loans to other persons, engage in the sale of investments, offer securities in exchange for property or repurchase or reacquire our securities.

        Although there are no limitations in our organizational documents on the amount of indebtedness we may incur, the borrowing limitations established by the covenants in our revolving credit facility and our five year $350 million unsecured term loan, or our term loan, prohibit us from maintaining a debt to total asset value, as defined, of greater than 60%. We currently intend to pursue our growth strategy while limiting our debt to no more than 50% of our total book capitalization. We may from time to time reevaluate and modify our financing policies in light of then current market conditions, relative availability and costs of debt and equity capital, market values of properties, growth and acquisition opportunities and other factors, and we may increase or decrease our ratio of debt to total capitalization accordingly. Our Board of Trustees may change our financing policies at any time without a vote of our shareholders.

        Manager.    Our day to day operations are conducted by Reit Management & Research LLC, or RMR. RMR originates and presents investment and divestment opportunities to our Board of Trustees and provides management and administrative services to us. RMR is a Delaware limited liability company beneficially owned by Barry M. Portnoy and Adam D. Portnoy, our Managing Trustees. RMR has a principal place of business at Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts 02458-1634, and its telephone number is (617) 796-8390. RMR also acts as the manager to CWH, Hospitality Properties Trust, or HPT, Senior Housing Properties Trust, or SNH, and Select Income REIT, or SIR, and provides management and other services to other private and public companies, including Five Star Quality Care, Inc., or FVE, TravelCenters of America LLC, or TA, and Sonesta International Hotels Corporation, or Sonesta. Barry M. Portnoy is the Chairman of RMR, and its other directors are Adam D. Portnoy, Gerard M. Martin and David J. Hegarty. As of the date of this Annual Report on Form 10-K, the executive officers of RMR are: Adam D. Portnoy, President and Chief Executive Officer; Jennifer B. Clark, Executive Vice President and General Counsel; David J. Hegarty, Executive Vice President and Secretary; Mark L. Kleifges, Executive Vice President; Bruce J. Mackey Jr., Executive Vice President; John G. Murray, Executive Vice President; Thomas M. O'Brien, Executive Vice President; John C. Popeo, Executive Vice President; William J. Sheehan, Executive Vice President; David M. Blackman, Senior Vice President; Ethan S. Bornstein, Senior Vice President; Richard A. Doyle, Senior Vice President; Paul V. Hoagland, Senior Vice President; Matthew P. Jordan, Senior Vice President, Treasurer and Chief Financial Officer; David M. Lepore, Senior Vice President; Andrew J. Rebholz, Senior Vice President; and Mark R. Young, Senior Vice President. David M. Blackman and Mark L. Kleifges are also our executive officers. Mr. Adam Portnoy was also our President from our formation in 2009 until January 2011 when David Blackman became our President. Messrs. Blackman and Kleifges and other executive officers of RMR also serve as officers of other companies to which RMR provides management services.

        Employees.    We have no employees. Services which would otherwise be provided by employees are provided by RMR and by our Managing Trustees and officers. As of February 21, 2013, RMR had approximately 820 full time employees in its headquarters and regional offices located throughout the United States.

        Competition.    Investing in and operating office buildings and maintaining relationships with government tenants and attracting new government tenants is a highly competitive business. We compete against other REITs, numerous financial institutions, individuals and public and private companies who are actively engaged in this business. Also, we compete for investments based on a number of factors including purchase prices, closing terms, underwriting criteria and our reputation. Our ability to successfully compete is also materially impacted by the availability and cost of capital to us. Some of our competitors are dominant in selected geographic markets, including in markets in which we operate. Some of our competitors may have greater financial and management resources than we have. We believe we have some competitive advantages in leasing to government tenants and purchasing government leased properties because of our experience and familiarity with government leasing procedures. We also believe the experience and abilities of our management and the quality of our properties may afford us some competitive advantages and allow us to operate our business successfully despite the competitive nature of our business. For more information see "Risk Factors—Risks Related to Our Business—We face significant competition."

        Environmental and Climate Change Matters.    Under various laws, owners as well as tenants and operators of real estate may be required to investigate and clean up or remove hazardous substances present at, or migrating from, properties they own, lease or operate and may be held liable for property damage or personal injuries that result from hazardous substances. These laws also expose us to the possibility that we may become liable to reimburse governments for damages and costs they incur in connection with hazardous substances. Since our formation, it has been our practice to obtain and review "Phase I" environmental surveys prior to the acquisition of properties in order to assess the possible presence of and cost of removing hazardous substances. Certain of our buildings contain asbestos. We believe any asbestos in our buildings is contained in accordance with current regulations, and we have no current plans to remove it. If we removed the asbestos or demolished these properties, certain environmental regulations govern the manner in which the asbestos must be handled and removed, and we could incur substantial costs complying with such regulations. We do not believe that there are environmental conditions at any of our properties that have had or will have a material adverse effect on us. However, we cannot assure that conditions are not present at our properties or that costs we may be required to incur in the future to remediate contamination will not have a material adverse effect on our business or financial condition. The current political debate about climate change has resulted in various treaties, laws and regulations which are intended to limit carbon emissions. We believe these laws being enacted or proposed may cause energy costs at our properties to increase. Laws enacted to mitigate climate change may make some of our buildings obsolete or cause us to make material investments in our properties which could materially and adversely affect our financial condition and results of operations. For more information, see "Risk Factors—Risks Related to Our Business—Ownership of real estate is subject to environmental and climate change risks" and for more information regarding climate change matters and their possible adverse impact on us, please see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Environmental and Climate Change Matters."

        In recent years, in reaction to the Energy Policy Act of 2005, the U.S. Government has instituted "green lease" policies which include the "Promotion of Energy Efficiency and Use of Renewable Energy" as one of the factors it considers when leasing property. The Energy Independence and Security Act of 2007 also allows the General Services Administration, or GSA, to give preference to buildings for lease that have received an "Energy Star" label. The Energy Star Partner program is a joint program of the U.S. Environmental Protection Agency and the U.S. Department of Energy which is focused on promoting energy efficiency and sustainability at commercial properties. Buildings that reach a specified level of energy efficiency may receive the Energy Star label. We have received ratings for many of our buildings, and 40 of our buildings with combined 5,737,597 rentable square feet (47.1% and 56.2% or our total buildings and total rentable square feet, respectively) have qualified for Energy Star labels.

        The U.S. Government's "green lease" initiative also permits government tenants to require leadership in energy and environmental design, or LEED®, certification in selecting new premises or renewing leases at existing premises. The LEED® certification program is administered by the U.S. Green Building Council, a nonprofit organization focused on promoting energy efficiency at commercial properties. Buildings that reach a specified level of energy efficiency may receive a LEED® certificate. We have received LEED® certificates for 6 of our buildings with combined rentable square feet (7.1% and 6.8% or our total buildings and total rentable square feet, respectively).

        We and our manager, RMR, continuously study ways to improve the energy efficiency at our properties. RMR is also a member of the Energy Star Partner program and a member of the U.S. Green Building Council. However, obtaining additional Energy Star labels and/or a LEED® certificates at our properties may be costly and time consuming, and we have not yet determined whether it will make economic sense to do so. For more information, see "Risk Factors—Risks Related to Our Business—The U.S. Government's "green lease" policies may adversely affect us."

        Internet Website.    Our internet website address is www.govreit.com. Copies of our governance guidelines, or Governance Guidelines, code of business conduct and ethics, or Code of Conduct, our policy outlining procedures for handling concerns or complaints about accounting, internal accounting controls or auditing matters and the charters of our audit, compensation and nominating and governance committees are posted on our website and also may be obtained free of charge by writing to our Secretary, Government Properties Income Trust, Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts 02458-1634 or at our website. We make available, free of charge, on our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after these forms are filed with, or furnished to, the Securities and Exchange Commission, or SEC. Any shareholder or other interested party who desires to communicate with our non-management Trustees, individually or as a group, may do so by filling out a report on our website. Our Board of Trustees also provides a process for security holders to send communications to the entire Board of Trustees. Information about the process for sending communications to our Board of Trustees can be found on our website. Our website address and the website addresses of one or more unrelated third parties are included several times in this Annual Report on Form 10-K as textual references only and the information in any such website is not incorporated by reference into this Annual Report on Form 10-K.

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

  •
  a person who owns our shares as part of a straddle, hedging transaction, constructive sale transaction, constructive ownership transaction or conversion transaction; or

  •
  except as specifically described in the following summary, a tax-exempt entity or a foreign person.

        The sections of the IRC that govern federal income tax qualification and treatment of a REIT and its shareholders are complex. This presentation is a summary of applicable IRC provisions, related rules and regulations and administrative and judicial interpretations, all of which are subject to change, possibly with retroactive effect. Future legislative, judicial or administrative actions or decisions could also affect the accuracy of statements made in this summary. We have not received a ruling from the Internal Revenue Service, or the IRS, with respect to any matter described in this summary, and we cannot assure you that the IRS or a court will agree with the statements made in this summary. The IRS or a court could, for example, take a different position from that described in this summary with respect to our acquisitions, operations, restructurings or other matters, which, if successful, could result in significant tax liabilities for applicable parties. In addition, this summary is not exhaustive of all possible tax consequences, and does not discuss any estate, gift, state, local or foreign tax consequences. For all these reasons, we urge you and any prospective acquiror of our shares to consult with a tax advisor about the federal income tax and other tax consequences of the acquisition, ownership and disposition of our shares. Our intentions and beliefs described in this summary are based upon our understanding of applicable laws and regulations that are in effect as of the date of this Annual Report on Form 10-K. If new laws or regulations are enacted which impact us directly or indirectly, we may change our intentions or beliefs.

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

whose status as a U.S. shareholder is not overridden by an applicable tax treaty. Conversely, a "non-U.S. shareholder" is a beneficial owner of our shares who is not a U.S. shareholder. If a partnership (including any entity treated as a partnership for federal income tax purposes) is a beneficial owner of our shares, the tax treatment of a partner in the partnership generally will depend upon the status of the partner and the activities of the partnership. A beneficial owner that is a partnership and partners in such a partnership are urged to consult their tax advisors about the federal income tax consequences of the acquisition, ownership and disposition of our shares.

Taxation as a REIT

        We have elected to be taxed as a REIT under Sections 856 through 860 of the IRC, commencing with our taxable year ending December 31, 2009. Our REIT election, assuming continuing compliance with the then applicable qualification tests, will continue in effect for subsequent taxable years. Although no assurance can be given, we believe that we have been organized and have operated, and will continue to be organized and to operate, in a manner that qualified and will continue to qualify us to be taxed under the IRC as a REIT. For periods ending on or before the date we ceased to be wholly-owned by CWH, each of us and any of our then existing subsidiaries was at all times either a qualified REIT subsidiary of CWH within the meaning of Section 856(i) of the IRC or a noncorporate entity that for federal income tax purposes was not treated as separate from CWH under regulations issued under Section 7701 of the IRC. During such periods, we and any of our then existing subsidiaries were not taxpayers separate from CWH for federal income tax purposes. For those periods, CWH remains, pursuant to the transaction agreement we entered into with CWH at the time of our IPO, which we refer to as the transaction agreement, solely responsible for the federal income tax with respect to our assets, liabilities and items of income, deduction and credit, as well as the federal income tax filings in respect of our and any of our then existing subsidiaries' operations.

        As a REIT, we generally are not subject to federal income tax on our net income distributed as dividends to our shareholders. Distributions to our shareholders generally are included in their income as dividends to the extent of our current or accumulated earnings and profits. Our dividends are not generally entitled to the preferential tax rates on qualified dividend income, but a portion of our dividends may be treated as capital gain dividends or qualified dividend income, all as explained below. No portion of any of our dividends is eligible for the dividends received deduction for corporate shareholders. Distributions in excess of current or accumulated earnings and profits generally are treated for federal income tax purposes as returns of capital to the extent of a recipient shareholder's basis in our shares, and will reduce this basis. Our current or accumulated earnings and profits are generally allocated first to distributions made on our preferred shares, of which there are none outstanding at this time, and thereafter to distributions made on our common shares. For all these purposes, our distributions include both cash distributions and any in kind distributions of property that we might make.

        Our counsel, Sullivan & Worcester LLP, has provided to us an opinion that we have been organized and have qualified as a REIT under the IRC for our 2009 through 2012 taxable years, and that our current investments and plan of operation will enable us to continue to meet the requirements for qualification and taxation as a REIT under the IRC. Our counsel's opinions are conditioned upon the assumption that our leases, our declaration of trust and all other legal documents to which we are or have been a party have been and will be complied with by all parties to those documents, upon the accuracy and completeness of the factual matters described in this Annual Report on Form 10-K and upon representations made by us as to certain factual matters relating to our organization and operations and our expected manner of operation. If this assumption or a representation is inaccurate or incomplete, our counsel's opinions may be adversely affected and may not be relied upon. The opinions of our tax counsel are based upon the law as it exists today, but the law may change in the future, possibly with retroactive effect. Given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, and the possibility of future changes in our circumstances, no assurance can be given by Sullivan & Worcester LLP or us that we will qualify as or be taxed as a REIT for any particular year. Any opinion of Sullivan & Worcester LLP as to our qualification or taxation as a REIT will be expressed as of the date issued. Our counsel will have no obligation to advise us or our shareholders of any subsequent change in the matters stated, represented or assumed or of any subsequent change in the applicable law. Also, the opinions of tax counsel are not binding on either the IRS or a court, and either could take a position different from that expressed by tax counsel.

        Our continued qualification and taxation as a REIT will depend upon our compliance on a continuing basis with various qualification tests imposed under the IRC and summarized below. While we believe that we will satisfy these tests, our counsel does not review compliance with these tests on a continuing basis. If we fail to qualify as a REIT in any year, we will be subject to federal income taxation as if we were a corporation taxed under subchapter C of the IRC, or a C corporation, and our shareholders will be taxed like shareholders of C corporations, meaning that federal income tax generally will be applied at both the corporate and shareholder levels. In this event, we could be subject to significant tax liabilities, and the amount of cash available for distribution to our shareholders could be reduced or eliminated.

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

  •
  If we fail to distribute for any calendar year at least the sum of 85% of our REIT ordinary income for that year, 95% of our REIT capital gain net income for that year and any undistributed taxable income from prior periods, we will be subject to a 4% nondeductible excise tax on the excess of the required distribution over the amounts actually distributed.

  •
  If we acquire an asset from a corporation in a transaction in which our basis in the asset is determined by reference to the basis of the asset in the hands of a present or former C corporation, and if we subsequently recognize gain on the disposition of this asset during a specified period (generally, 10 years) beginning on the date on which the asset ceased to be owned by the C corporation, then we will pay tax at the highest regular corporate tax rate, which is currently 35%, on the lesser of the excess of the fair market value of the asset over the C corporation's basis in the asset on the date the asset ceased to be owned by the C corporation, or the gain we recognize in the disposition.

  •
  If we acquire a corporation in a transaction where we succeed to its tax attributes, to preserve our status as a REIT we must generally distribute all of the C corporation earnings and profits inherited in that acquisition, if any, not later than the end of our taxable year in which the acquisition occurs. However, if we fail to do so, relief provisions would allow us to maintain our status as a REIT provided we distribute any subsequently discovered C corporation earnings and profits and pay an interest charge in respect of the period of delayed distribution.

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

        If we fail to qualify or elect not to qualify as a REIT, then we will be subject to federal income tax in the same manner as a regular C corporation. Further, as a regular C corporation, distributions to our shareholders will not be deductible by us, nor will distributions be required under the IRC. Also, to the extent of our current and accumulated earnings and profits, all distributions to our shareholders will generally be taxable as ordinary dividends potentially eligible for preferential tax rates discussed below in "Taxation of U.S. Shareholders" and, subject to limitations in the IRC, will be eligible for the dividends received deduction for corporate shareholders. Finally, we will generally be disqualified from qualification as a REIT for the four taxable years following disqualification. Our failure to qualify as a

REIT for even one year could result in reduction or elimination of distributions to our shareholders, or in our incurring substantial indebtedness or liquidating substantial investments in order to pay the resulting corporate-level taxes. The IRC provides certain relief provisions under which we might avoid automatically ceasing to be a REIT for failure to meet certain REIT requirements, all as discussed in more detail below.

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

Section 856(b) of the IRC provides that conditions (1) through (4) must be met during the entire taxable year and that condition (5) must be met during at least 335 days of a taxable year of 12 months, or during a pro rata part of a taxable year of less than 12 months. Section 856(h)(2) of the IRC provides that neither condition (5) nor (6) need be met for our first taxable year as a REIT. We believe that we have met conditions (1) through (7) during each of the requisite periods ending on or before the close of our most recently completed taxable year, and that we will continue to meet these conditions in future taxable years. There can, however, be no assurance in this regard.

        By reason of condition (6), we will fail to qualify as a REIT for a taxable year if at any time during the last half of a year (except for our first taxable year as a REIT) more than 50% in value of our outstanding shares is owned directly or indirectly by five or fewer individuals. To help comply with condition (6), our declaration of trust restricts transfers of our shares that would otherwise result in concentrated ownership positions. In addition, if we comply with applicable Treasury regulations to ascertain the ownership of our shares and do not know, or by exercising reasonable diligence would not have known, that we failed condition (6), then we will be treated as having met condition (6). However, our failure to comply with these regulations for ascertaining ownership may result in a penalty of $25,000, or $50,000 for intentional violations. Accordingly, we have complied and will continue to comply with these regulations, including requesting annually from record holders of significant percentages of our shares information regarding the ownership of our shares. Under our declaration of trust, our shareholders are required to respond to these requests for information.

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

        We may invest in real estate through one or more entities that are treated as partnerships for federal income tax purposes, including limited or general partnerships, limited liability companies, or foreign entities. In the case of a REIT that is a partner in a partnership, regulations under the IRC provide that, for purposes of the REIT qualification requirements regarding income and assets discussed below, the REIT is deemed to own its proportionate share of the assets of the partnership corresponding to the REIT's proportionate capital interest in the partnership and is deemed to be entitled to the income of the partnership attributable to this proportionate share. In addition, for these purposes, the character of the assets and gross income of the partnership generally retains the same character in the hands of the REIT. Accordingly, our proportionate share of the assets, liabilities, and items of income of each partnership in which we become a partner is treated as ours for purposes of the income tests and asset tests discussed below. In contrast, for purposes of the distribution requirement discussed below, we would take into account as a partner our share of the partnership's income as determined under the general federal income tax rules governing partners and partnerships under Sections 701 through 777 of the IRC.

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

  (3)
  not directly or indirectly operate or manage a lodging facility or a health care facility; and

  (4)
  not directly or indirectly provide to any person, under a franchise, license or otherwise, rights to any brand name under which any lodging facility or health care facility is operated, except that in limited circumstances a subfranchise, sublicense or similar right can be granted to an independent contractor to operate or manage a lodging facility or a health care facility.

        In addition, a corporation other than a REIT in which a taxable REIT subsidiary directly or indirectly owns more than 35% of the voting power or value will automatically be treated as a taxable REIT subsidiary. Subject to the discussion below, we believe that we and each of our taxable REIT subsidiaries have complied with, and will continue to comply with, on a continuous basis, the requirements for taxable REIT subsidiary status at all times during which the subsidiary's taxable REIT subsidiary election is reported as being in effect, and we believe that the same will be true for any taxable REIT subsidiary that we later form or acquire.

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

        Restrictions are imposed on taxable REIT subsidiaries to ensure that they will be subject to an appropriate level of federal income taxation. For example, a taxable REIT subsidiary may not deduct interest paid in any year to an affiliated REIT to the extent that the interest payments exceed, generally, 50% of the taxable REIT subsidiary's adjusted taxable income for that year. However, the taxable REIT subsidiary may carry forward the disallowed interest expense to a succeeding year, and deduct the interest in that later year subject to that year's 50% adjusted taxable income limitation. In addition, if a taxable REIT subsidiary pays interest, rent or other amounts to its affiliated REIT in an amount that exceeds what an unrelated third party would have paid in an arm's length transaction, then the REIT generally will be subject to an excise tax equal to 100% of the excessive portion of the payment. Finally, if in comparison to an arm's length transaction, a tenant has overpaid rent to the REIT in exchange for underpaying the taxable REIT subsidiary for services rendered, and if the REIT has not adequately compensated the taxable REIT subsidiary for services provided to or on behalf of a tenant, then the REIT may be subject to an excise tax equal to 100% of the undercompensation to the taxable REIT subsidiary. There can be no assurance that arrangements involving our taxable REIT subsidiaries will not result in the imposition of one or more of these deduction limitations or excise taxes, but we do not believe that we are or will be subject to these impositions.

        Income Tests.    There are two gross income requirements for qualification as a REIT under the IRC:

  •
  At least 75% of our gross income (excluding: (a) gross income from sales or other dispositions of property held primarily for sale; (b) any income arising from "clearly identified" hedging transactions that we enter into to manage interest rate or price changes or currency fluctuations with respect to borrowings we incur to acquire or carry real estate assets; (c) any income arising from "clearly identified" hedging transactions that we enter into primarily to manage risk of currency fluctuations relating to any item that qualifies under the 75% or 95% gross income tests (or any property that generates such income or gain); (d) real estate foreign exchange gain (as defined in Section 856(n)(2) of the IRC); and (e) income from the repurchase or discharge of indebtedness) must be derived from investments relating to real property, including "rents from real property" as defined under Section 856 of the IRC, interest and gain from mortgages on real property, income and gain from foreclosure property, gain from the sale or other disposition of real property other than dealer property, or dividends and gain from shares in other REITs. When we receive new capital in exchange for our shares or in a public offering of five-year or longer debt instruments, income attributable to the temporary investment of this new capital in stock or a debt instrument, if received or accrued within one year of our receipt of the new capital, is generally also qualifying income under the 75% gross income test.

  •
  At least 95% of our gross income (excluding: (a) gross income from sales or other dispositions of property held primarily for sale; (b) any income arising from "clearly identified" hedging transactions that we enter into to manage interest rate or price changes or currency fluctuations with respect to borrowings we incur to acquire or carry real estate assets; (c) any income arising from "clearly identified" hedging transactions that we enter into primarily to manage risk of currency fluctuations relating to any item that qualifies under the 75% or 95% gross income tests (or any property that generates such income or gain); (d) passive foreign exchange gain (as defined in Section 856(n)(3) of the IRC); and (e) income from the repurchase or discharge of indebtedness) must be derived from a combination of items of real property income that satisfy the 75% gross income test described above, dividends, interest, or gains from the sale or disposition of stock, securities or real property.

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

        If we fail to satisfy one or both of the 75% or the 95% gross income tests in any taxable year, we may nevertheless qualify as a REIT for that year if we satisfy the following requirements:

  •
  our failure to meet the test is due to reasonable cause and not due to willful neglect; and

  •
  after we identify the failure, we file a schedule describing each item of our gross income included in the 75% or 95% gross income tests for that taxable year.

        It is impossible to state whether in all circumstances we would be entitled to the benefit of this relief provision for the 75% and 95% gross income tests. Even if this relief provision does apply, a 100% tax is imposed upon the greater of the amount by which we failed the 75% test or the amount by which we failed the 95% test, with adjustments, multiplied by a fraction intended to reflect our profitability. This relief provision applies to any failure of the applicable income tests, even if the failure first occurred in a year prior to the taxable year in which the failure was discovered.

        Asset Tests.    At the close of each quarter of each taxable year, we must also satisfy the following asset percentage tests in order to qualify as a REIT for federal income tax purposes:

  •
  At least 75% of our total assets must consist of real estate assets, cash and cash items, shares in other REITs, government securities and temporary investments of new capital (that is, stock or debt instruments purchased with proceeds of a stock offering or a public offering of our debt with a term of at least five years, but only for the one-year period commencing with our receipt of the offering proceeds).

  •
  Not more than 25% of our total assets may be represented by securities other than those securities that count favorably toward the preceding 75% asset test.

  •
  Of the investments included in the preceding 25% asset class, the value of any one non-REIT issuer's securities that we own may not exceed 5% of the value of our total assets. In addition, we may not own more than 10% of the vote or value of any one non-REIT issuer's outstanding securities, unless the securities are "straight debt" securities or otherwise excepted as discussed below. Our stock and securities in a taxable REIT subsidiary are exempted from these 5% and 10% asset tests.

  •
  No more than 25% of our total assets may be represented by stock or securities of taxable REIT subsidiaries.

        When a failure to satisfy the above asset tests results from an acquisition of securities or other property during a quarter, the failure can be cured by disposition of sufficient nonqualifying assets within 30 days after the close of that quarter.

        In addition, if we fail the 5% value test or the 10% vote or value tests at the close of any quarter and do not cure such failure within 30 days after the close of that quarter, that failure will nevertheless be excused if (a) the failure is de minimis and (b) within 6 months after the last day of the quarter in which we identify the failure, we either dispose of the assets causing the failure or otherwise satisfy the 5% value and 10% vote and value asset tests. For purposes of this relief provision, the failure will be "de minimis" if the value of the assets causing the failure does not exceed the lesser of (a) 1% of the total value of our assets at the end of the relevant quarter or (b) $10,000,000. If our failure is not de minimis, or if any of the other REIT asset tests have been violated, we may nevertheless qualify as a REIT if (a) we provide the IRS with a description of each asset causing the failure, (b) the failure was due to reasonable cause and not willful neglect, (c) we pay a tax equal to the greater of (1) $50,000 or (2) the highest rate of corporate tax imposed (currently 35%) on the net income generated by the assets causing the failure during the period of the failure and (d) within 6 months after the last day of the quarter in which we identify the failure, we either dispose of the assets causing the failure or otherwise satisfy all of the REIT asset tests. These relief provisions apply to any failure of the applicable asset tests, even if the failure first occurred in a year prior to the taxable year in which the failure was discovered.

        The IRC also provides an excepted securities safe harbor to the 10% value test that includes among other items (a) "straight debt" securities, (b) certain rental agreements in which payment is to be made in subsequent years, (c) any obligation to pay rents from real property, (d) securities issued by governmental entities that are not dependent in whole or in part on the profits of or payments from a nongovernmental entity and (e) any security issued by another REIT.

        We have maintained and will continue to maintain records of the value of our assets to document our compliance with the above asset tests, and intend to take actions as may be required to cure any failure to satisfy the tests within 30 days after the close of any quarter or within the six month periods described above.

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

The distributions must be paid in the taxable year to which they relate, or in the following taxable year if declared before we timely file our federal income tax return for the earlier taxable year and if paid on or before the first regular distribution payment after that declaration. If a dividend is declared in October, November or December to shareholders of record during one of those months, and is paid during the following January, then for federal income tax purposes the dividend will be treated as having been both paid and received on December 31 of the prior taxable year. A distribution which is not pro rata within a class of our beneficial interests entitled to a distribution, or which is not consistent with the rights to distributions among our classes of beneficial interests, is a preferential distribution that is not taken into consideration for purposes of the distribution requirements, and accordingly the payment of a preferential distribution could affect our ability to meet the distribution requirements. Taking into account our distribution policies, including the dividend reinvestment plan we have adopted, we do not believe that we have made or will make any preferential distributions. The distribution requirements may be waived by the IRS if a REIT establishes that it failed to meet them by reason of distributions previously made to meet the requirements of the 4% excise tax discussed below. To the extent that we do not distribute all of our net capital gain and all of our real estate investment trust taxable income, as adjusted, we will be subject to federal income tax on undistributed amounts.

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

Depreciation and Federal Income Tax Treatment of Leases

        Our initial tax bases in our assets will generally be our acquisition cost. We will generally depreciate our depreciable real property on a straight-line basis over 40 years and our personal property over the applicable shorter periods. These depreciation schedules may vary for properties that we acquire through tax-free or carryover basis acquisitions, for example our initial portfolio acquired from CWH as discussed below.

        The initial tax bases and depreciation schedules for the assets we held immediately after we separated from CWH in 2009 depend upon whether the deemed exchange that resulted from that separation was an exchange governed by Sections 351(a), 351(b) and 357(a) of the IRC. Our tax counsel, Sullivan & Worcester LLP, provided to us an opinion that the deemed exchange should be treated as an exchange governed by Sections 351(a) and 357(a) of the IRC, except for up to approximately $6 million of gain recognized by CWH under Section 351(b) of the IRC in respect of our obligation to reimburse CWH for specified offering costs, and we have agreed to perform and will perform all our tax reporting accordingly. This opinion was conditioned upon the assumption that the transaction agreement governing our separation had been and will be complied with by all parties thereto, upon the accuracy and completeness of the factual matters described in our Registration Statement on Form S-11 filed in connection with our IPO and upon representations made by us and CWH as to specified factual matters. Therefore, we carried over CWH's tax basis and depreciation schedule in each of the assets that we received from CWH, adjusted appropriately for the up to approximately $6 million of gain recognized by CWH under Section 351(b) of the IRC. This conclusion regarding the applicability of Sections 351(a), 351(b) and 357(a) depended upon favorable determinations with regard to each of the following three issues: (a) Section 351(e) of the IRC did not apply to the deemed exchange, or else it would have disqualified the deemed exchange from Sections 351(a) and 351(b) treatment altogether; (b) Section 357(a) rather than Section 357(b) applied to the deemed exchange, or else the liabilities assumed by us from CWH in the deemed exchange would have been taxable consideration (up to the amount of actually realized gains) to CWH; and (c) a judicial recharacterization rule, developed in Waterman Steamship v. Commissioner, 430 F.2d 1185

(5th Cir. 1970), and subsequent tax cases, did not apply to recharacterize our pre-transaction dividends paid to CWH as a taxable sale by CWH for cash. There can be no assurance that the IRS or a court would reach the same conclusion.

        If, contrary to our belief and the opinion of our tax counsel, the deemed exchange were taxable to CWH because Section 351(a), 351(b) or 357(a) of the IRC did not apply, then we would be treated as though we acquired our initial assets from CWH in a mostly or fully taxable acquisition, thereby acquiring aggregate tax bases in these assets greater than the amount that we believe carried over from CWH but also possibly depreciable over longer depreciable lives. In that event, we estimate that our aggregate depreciation deductions for our initial taxable year and many taxable years thereafter could be modestly lower. To address that possibility, we have complied and intend to continue to comply with the annual REIT distribution requirements regardless of whether or not the deemed exchange is treated as a tax free exchange to CWH under Sections 351(a), 351(b) and 357(a) of the IRC, i.e., we determine our distribution requirement assuming the lowest amount of depreciation that could apply. Nevertheless, we may be required to amend our tax reports, including those sent to our shareholders, or may be required to pay deficiency dividends, as discussed above, if the IRS successfully challenges our tax reporting positions.

        We are entitled to depreciation deductions from our facilities only if we are treated for federal income tax purposes as the owner of the facilities. This means that the leases of the facilities must be classified for federal income tax purposes as true leases, rather than as sales or financing arrangements, and we believe this to be the case. In the case of any sale-leaseback arrangements, the IRS could assert that we realized or will realize prepaid rental income in the year of purchase to the extent that the value of a leased property, at the time of purchase, exceeds or exceeded the purchase price for that property. While we believe that the value of leased property at the time of any such purchase will or did not exceed the purchase price, because of the lack of clear precedent we cannot provide assurances as to whether the IRS might successfully assert the existence of prepaid rental income in any such sale-leaseback transaction.

Taxation of U.S. Shareholders

        For noncorporate U.S. shareholders, to the extent that their total adjusted income does not exceed applicable thresholds, the maximum federal income tax rate for long-term capital gains and most corporate dividends is generally 15%. For those noncorporate U.S. shareholders whose total adjusted income exceeds such income thresholds, the maximum federal income tax rate for long-term capital gains and most corporate dividends is generally 20%. However, because we are not generally subject to federal income tax on the portion of our REIT taxable income distributed to our shareholders, dividends on our shares generally are not eligible for such preferential tax rates. As a result, our ordinary dividends continue to be taxed at the higher federal income tax rates applicable to ordinary income. However, the preferential federal income tax rates for long-term capital gains and for dividends generally apply to:

  (1)
  long-term capital gains, if any, recognized on the disposition of our shares;

  (2)
  our distributions designated as long-term capital gain dividends (except to the extent attributable to real estate depreciation recapture, in which case the distributions are subject to a maximum 25% federal income tax rate);

  (3)
  our dividends attributable to dividends, if any, received by us from C corporations such as taxable REIT subsidiaries; and

  (4)
  our dividends to the extent attributable to income upon which we have paid federal corporate income tax.

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

        If for any taxable year we designate capital gain dividends for U.S. shareholders, then a portion of the capital gain dividends we designate will be allocated to the holders of a particular class of shares on a percentage basis equal to the ratio of the amount of the total dividends paid or made available for the year to the holders of that class of shares to the total dividends paid or made available for the year to holders of all classes of our shares. We will similarly designate the portion of any capital gain dividend that is to be taxed to noncorporate U.S. shareholders at preferential maximum rates (including any capital gains attributable to real estate depreciation recapture that are subject to a maximum 25% federal income tax rate) so that the designations will be proportionate among all classes of our shares.

        Distributions in excess of current or accumulated earnings and profits will not be taxable to a U.S. shareholder to the extent that they do not exceed the shareholder's adjusted tax basis in the shareholder's shares, but will reduce the shareholder's basis in those shares. To the extent that these excess distributions exceed the adjusted basis of a U.S. shareholder's shares, they will be included in income as capital gain, with long-term gain generally taxed to noncorporate U.S. shareholders at preferential maximum rates. No U.S. shareholder may include on his federal income tax return any of our net operating losses or any of our capital losses.

        If a dividend is declared in October, November or December to shareholders of record during one of those months, and is paid during the following January, then for federal income tax purposes the dividend will be treated as having been both paid and received on December 31 of the prior taxable year. Also, items that are treated differently for regular and alternative minimum tax purposes are to be allocated between a REIT and its shareholders under Treasury regulations which are to be prescribed. It is possible that these Treasury regulations will require tax preference items to be allocated to our shareholders with respect to any accelerated depreciation or other tax preference items that we claim.

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

        For taxable years beginning after December 31, 2012, U.S. shareholders who are individuals, estates or trusts are generally required to pay a new 3.8% Medicare tax on their net investment income (including dividends on and gains from the sale or other disposition of our shares), or in the case of estates and trusts on their net investment income that is not distributed, in each case to the extent that their total adjusted income exceeds applicable thresholds. For unmarried individuals, estates and trusts, the threshold is $200,000; for married individuals filing jointly, the threshold is $250,000; and for married individuals filing separately, the threshold is $125,000.

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

Taxation of Tax-Exempt Shareholders

        Subject to the pension-held REIT rules discussed below, our distributions made to shareholders that are tax-exempt pension plans, individual retirement accounts or other qualifying tax-exempt entities should not constitute unrelated business taxable income, provided that the shareholder has not financed its acquisition of our shares with "acquisition indebtedness" within the meaning of the IRC, and provided further that, consistent with our present intent, we do not hold a residual interest in a real estate mortgage investment conduit.

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

        A REIT is predominantly held by tax-exempt pension trusts if at least one tax-exempt pension trust owns more than 25% by value of the REIT's stock or beneficial interests, or if one or more tax-exempt pension trusts, each owning more than 10% by value of the REIT's stock or beneficial interests, own in the aggregate more than 50% by value of the REIT's stock or beneficial interests. Because of the share ownership concentration restrictions in our declaration of trust, we believe that we are not and will not become a pension-held REIT. However, because our shares are publicly traded, we cannot completely control whether or not we are or will become a pension-held REIT.

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

Taxation of Non-U.S. Shareholders

        The rules governing the United States federal income taxation of non-U.S. shareholders are complex, and the following discussion is intended only as a summary of these rules. If you are a non-U.S. shareholder, we urge you to consult with your own tax advisor to determine the impact of United States federal, state, local and foreign tax laws, including any tax return filing and other reporting requirements, with respect to your investment in our shares.

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

        A distribution by us to a non-U.S. shareholder that is not attributable to gain from the sale or exchange of a United States real property interest and that is not designated as a capital gain dividend will be treated as an ordinary income dividend to the extent that it is made out of current or accumulated earnings and profits. A distribution of this type will generally be subject to United States federal income tax and withholding at the rate of 30%, or at a lower rate if the non-U.S. shareholder has in the manner prescribed by the IRS demonstrated its entitlement to benefits under a tax treaty. In the case of any in kind distributions of property, we or other applicable withholding agents will collect the amount required to be withheld by reducing to cash for remittance to the IRS a sufficient portion of the property that the non-U.S. shareholder would otherwise receive, and the non-U.S. shareholder may bear brokerage or other costs for this withholding procedure. Because we cannot determine our current and accumulated earnings and profits until the end of the taxable year, withholding at the rate of 30% or applicable lower treaty rate will generally be imposed on the gross amount of any distribution to a non-U.S. shareholder that we make and do not designate as a capital gain dividend. Notwithstanding this withholding on distributions in excess of our current and accumulated earnings and profits, these distributions are a nontaxable return of capital to the extent that they do not exceed the non-U.S. shareholder's adjusted basis in our shares, and the nontaxable return of capital will reduce the adjusted basis in these shares. To the extent that distributions in excess of current and accumulated earnings and profits exceed the non-U.S. shareholder's adjusted basis in our shares, the distributions will give rise to tax liability if the non-U.S. shareholder would otherwise be subject to tax on any gain from the sale or exchange of these shares, as discussed below. A non-U.S. shareholder may seek a refund from the IRS of amounts withheld on distributions to him in excess of our current and accumulated earnings and profits.

        From time to time, some of our distributions may be attributable to the sale or exchange of United States real property interests. However, capital gain dividends that are received by a non-U.S. shareholder, as well as dividends attributable to our sales of United States real property interests, will be subject to the taxation and withholding regime applicable to ordinary income dividends and the branch profits tax will not apply, provided that (1) these dividends are received with respect to a class of shares that is "regularly traded" on a domestic "established securities market" such as the New York Stock Exchange, or the NYSE, both as defined by applicable Treasury regulations, and (2) the non-U.S. shareholder does not own more than 5% of that class of shares at any time during the one-year period ending on the date of distribution of the applicable capital gain and United States real property interest dividends. If both of these provisions are satisfied, qualifying non-U.S. shareholders will not be subject to withholding either on capital gain dividends or on dividends that are attributable to our sales of United States real property interests as though those amounts were effectively connected with a United States trade or business, and qualifying non-U.S. shareholders will not be required to file United States federal income tax returns or pay branch profits tax in respect of these dividends. Instead, these dividends will be subject to United States federal income tax and withholding as ordinary dividends, currently at a 30% tax rate unless reduced by applicable treaty, as discussed below. Although there can be no assurance in this regard, we believe that our common shares have been and will remain "regularly traded" on a domestic "established securities market" within the meaning of applicable Treasury regulations; however, we can provide no assurance that our shares will continue to be "regularly traded" on a domestic "established securities market" in future taxable years.

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

        Tax treaties may reduce the withholding obligations on our distributions. Under some treaties, however, rates below 30% that are applicable to ordinary income dividends from United States corporations may not apply to ordinary income dividends from a REIT or may apply only if the REIT meets certain additional conditions. A non-U.S. shareholder must generally use an applicable IRS Form W-8, or substantially similar form, to claim tax treaty benefits. If the amount of tax withheld with respect to a distribution to a non-U.S. shareholder exceeds the shareholder's United States federal income tax liability with respect to the distribution, the non-U.S. shareholder may file for a refund of the excess from the IRS. The 35% withholding tax rate discussed above on some capital gain dividends corresponds to the maximum income tax rate applicable to corporate non-U.S. shareholders but is higher than the current preferential maximum rates on capital gains generally applicable to noncorporate non-U.S. shareholders. Treasury regulations also provide special rules to determine whether, for purposes of determining the applicability of a tax treaty, our distributions to a non-U.S. shareholder that is an entity should be treated as paid to the entity or to those owning an interest in that entity and whether the entity or its owners are entitled to benefits under the tax treaty. In the case of any in kind distributions of property, we or other applicable withholding agents will have to collect the amount required to be withheld by reducing to cash for remittance to the IRS a sufficient portion of the property that the non-U.S. shareholder would otherwise receive, and the non-U.S. shareholder may bear brokerage or other costs for this withholding procedure.

        Non-U.S. shareholders should generally be able to treat amounts we designate as retained but constructively distributed capital gains in the same manner as actual distributions of capital gain dividends by us. In addition, a non-U.S. shareholder should be able to offset as a credit against its federal income tax liability the proportionate share of the tax paid by us on such retained but constructively distributed capital gains. A non-U.S. shareholder may file for a refund from the IRS for the amount that the non-U.S. shareholder's proportionate share of tax paid by us exceeds its federal income tax liability on the constructively distributed capital gains.

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

Withholding and Information Reporting

        Information reporting and backup withholding may apply to distributions or proceeds paid to our shareholders under the circumstances discussed below. The backup withholding rate is currently 28%. Amounts withheld under backup withholding are generally not an additional tax and may be refunded by the IRS or credited against the shareholder's federal income tax liability. In the case of any in kind distributions of property by us to a shareholder, we or other applicable withholding agents will have to collect any applicable backup withholding by reducing to cash for remittance to the IRS a sufficient portion of the property that our shareholder would otherwise receive, and the shareholder may bear brokerage or other costs for this withholding procedure.

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

        Increased reporting obligations are scheduled to be imposed on non-United States financial institutions and other non-United States entities for purposes of identifying accounts and investments held directly or indirectly by United States persons. The failure to comply with these additional information reporting, certification and other specified requirements could result in withholding tax being imposed on payments of dividends and sales proceeds to applicable shareholders or intermediaries. Specifically, a 30% withholding tax is imposed on dividends on and gross proceeds from the sale or other disposition of our shares paid to a foreign financial institution or to a foreign nonfinancial entity, unless (1) the foreign financial institution undertakes applicable diligence and reporting obligations or (2) the foreign nonfinancial entity either certifies it does not have any substantial United States owners or furnishes identifying information regarding each substantial United States owner. In addition, if the payee is a foreign financial institution, it generally must enter into an agreement with the United States Treasury that requires, among other things, that it undertake to identify accounts held by applicable United States persons or United States-owned foreign entities, annually report specified information about such accounts, and withhold 30% on payments to noncertified holders. Pursuant to Treasury regulations, such withholding applies only to dividends paid on or after January 1, 2014, and to other "withholdable payments" (including payments of gross proceeds from a sale or other disposition of our shares) made on or after January 1, 2017. If you hold our shares through a non-United States intermediary or if you are a non-United States person, we urge you to consult your own tax advisor regarding foreign account tax compliance.

Other Tax Consequences

        Our tax treatment and that of our shareholders may be modified by legislative, judicial or administrative actions at any time, which actions may be retroactive in effect. The rules dealing with federal income taxation are constantly under review by Congress, the IRS and the United States Treasury, and statutory changes, new regulations, revisions to existing regulations and revised interpretations of established concepts are issued frequently. Likewise, the rules regarding taxes other than federal income taxes may also be modified. No prediction can be made as to the likelihood of passage of new tax legislation or other provisions, or the direct or indirect effect on us and our shareholders. Revisions to tax laws and interpretations of these laws could adversely affect the tax or other consequences of an investment in our shares. We and our shareholders may also be subject to taxation by state, local or other jurisdictions, including those in which we or our shareholders transact business or reside. These tax consequences may not be comparable to the federal income tax consequences discussed above.

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

        Trustees and other fiduciaries of an ERISA plan may incur personal liability for any loss suffered by the plan on account of a violation of their fiduciary responsibilities. In addition, these fiduciaries may be subject to a civil penalty of up to 20% of any amount recovered by the plan on account of a violation. Fiduciaries of any individual retirement account or annuity, or IRA, Roth IRA, tax-favored account (such as an Archer MSA, Coverdell education savings account or health savings account), Keogh Plan or other qualified retirement plan not subject to Title I of ERISA, or non-ERISA plans, should consider that a plan may only make investments that are authorized by the appropriate governing instrument.

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

"Plan Assets" Considerations

        The United States Department of Labor has issued a regulation defining "plan assets." The regulation generally provides that when an ERISA or non-ERISA plan acquires a security that is an equity interest in an entity and that security is neither a "publicly offered security" nor a security issued by an investment company registered under the Investment Company Act of 1940, as amended, the

ERISA plan's or non-ERISA plan's assets include both the equity interest and an undivided interest in each of the underlying assets of the entity, unless it is established either that the entity is an operating company or that equity participation in the entity by benefit plan investors is not significant.

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

        The regulation provides that whether a security is "freely transferable" is a factual question to be determined on the basis of all relevant facts and circumstances. The regulation further provides that, where a security is part of an offering in which the minimum investment is $10,000 or less, some restrictions on transfer ordinarily will not, alone or in combination, affect a finding that these securities are freely transferable. The restrictions on transfer enumerated in the regulation as not affecting that finding include:

  •
  any restriction on or prohibition against any transfer or assignment that would result in a termination or reclassification for federal or state tax purposes, or would otherwise violate any state or federal law or court order;

  •
  any requirement that advance notice of a transfer or assignment be given to the issuer and any requirement that either the transferor or transferee, or both, execute documentation setting forth representations as to compliance with any restrictions on transfer that are among those enumerated in the regulation as not affecting free transferability, including those described in the preceding clause of this sentence;

  •
  any administrative procedure that establishes an effective date, or an event prior to which a transfer or assignment will not be effective; and

  •
  any limitation or restriction on transfer or assignment that is not imposed by the issuer or a person acting on behalf of the issuer.

        We believe that the restrictions imposed under our declaration of trust on the transfer of shares do not result in the failure of our shares to be "freely transferable." Furthermore, we believe that there exist no other facts or circumstances limiting the transferability of our shares that are not included among those enumerated as not affecting their free transferability under the regulation, and we do not expect or intend to impose in the future, or to permit any person to impose on our behalf, any limitations or restrictions on transfer that would not be among the enumerated permissible limitations or restrictions.

        Assuming that each class of our shares will be "widely held" and that no other facts and circumstances exist that restrict transferability of these shares, we have received an opinion of our counsel, Sullivan & Worcester LLP, that our shares will not fail to be "freely transferable" for purposes of the regulation due to the restrictions on transfer of our shares under our declaration of trust and that under the regulation each class of our currently outstanding shares is publicly offered and our assets will not be deemed to be "plan assets" of any ERISA plan or non-ERISA plan that acquires our shares in a public offering. This opinion is conditioned upon certain assumptions and representations, as discussed above in "Federal Income Tax Considerations—Taxation as a REIT."

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

        The weighted average remaining term of our leases in effect as of December 31, 2012 is 5.5 years based upon annual rental income and 5.5 years based upon occupied square footage. As of December 31, 2012, leases representing approximately 55.7% of our rental income and 54.5% of our occupied square footage will expire by December 31, 2018. Although we typically will seek to renew our leases with current tenants when these leases expire, we cannot assure that we will be successful in doing so. If our tenants do not renew their leases, we may be unable to enter new leases with substitute tenants.

When we renew leases or lease to new tenants our rents may decline and our expenses may increase.

        When we renew leases or lease to new tenants we may receive less rent than we currently receive. Laws and regulations applicable to government leasing often require public solicitations of bids when new or renewal leases are being considered. Market conditions may require us to lower our rents to retain government tenants. Some of our current rents include payments to amortize the cost of tenant improvements which government tenants may be unwilling to pay or contractually allowed to eliminate when leases are renewed.

        When we lease to new tenants or renew leases we may have to spend substantial amounts for leasing commissions, tenant improvements or other tenant inducements. Many of our leases are for properties that are specially suited to the particular business of our tenants. Because these properties have been designed or physically modified for a particular tenant, if the current lease is terminated or not renewed, we may be required to renovate the property at substantial costs, decrease the rent we charge or provide other concessions in order to lease the property to another tenant.

We may be unable to acquire additional properties and grow our business and we cannot assure that acquisitions we make will prove to be successful.

        An element of our business plan involves the acquisition of additional properties that are majority leased to government tenants. There are a limited number of such properties, and we will have fewer opportunities to grow our investments than REITs that purchase properties that are leased to both government and non-government tenants or properties that are not leased when acquired. Accordingly, we cannot assure that our business plan to acquire additional properties that are majority leased to government tenants will succeed.

        We might encounter unanticipated difficulties and expenditures relating to any acquired properties. Newly acquired properties might require significant management attention that would otherwise be devoted to our ongoing business. We might never realize the anticipated benefits of our acquisitions. Notwithstanding pre-acquisition due diligence, we do not believe that it is possible to fully understand a property before it is owned and operated for an extended period of time. For example, we could acquire a property that contains undisclosed defects in design or construction. In addition, after our acquisition of a property, the market in which the acquired property is located may experience unexpected changes that adversely affect the property's value. The occupancy of properties that we acquire may decline during our ownership, and rents that are in effect at the time a property is acquired may decline thereafter. Also, our property operating costs for acquisitions may be higher than we anticipate and acquisitions of properties may not yield the returns we expect and, if financed using debt or new equity issuances, may result in shareholder dilution. For these reasons, among others, our business plan to acquire additional properties may not succeed or may cause us losses.

We may be unable to access the capital necessary to repay our debts, invest in our properties or fund acquisitions.

        To retain our status as a REIT, we are required to distribute at least 90% of our annual REIT taxable income (excluding capital gains) and satisfy a number of organizational and operational requirements to which REITs are subject. Accordingly, we generally will not be able to retain sufficient cash from operations to repay our debts, invest in our properties or fund acquisitions. Our business and growth strategies depend, in part, upon our ability to raise additional capital at reasonable costs to repay our debts, invest in our properties and fund acquisitions. Because of the volatility in the availability of capital to business on a global basis and the increased volatility in most debt and equity markets generally, our ability to raise reasonably priced capital is not guaranteed; we may be unable to raise reasonably priced capital because of reasons related to our business or for reasons beyond our control, such as market conditions. If we are unable to raise reasonably priced capital, our business and growth strategies may fail and we may be unable to remain a REIT.

We face significant competition.

        We plan to acquire properties that are majority leased to government tenants whenever we are able to identify such investment opportunities we consider appropriate and have sufficient available financing to complete the acquisition. We face significant competition for acquisition opportunities from other investors, including publicly traded and private REITs, numerous financial institutions, individuals and public and private companies. Because of competition, we may be unable to, or may pay a significantly increased purchase price to, acquire a desired property. Some of our competitors may have greater financial and management resources than we have.

        In addition, substantially all of our properties face competition for tenants. Some competing properties may be newer, better located or more attractive to tenants. Competing properties may have lower rates of occupancy than our properties, which may result in competing owners offering available space at lower rents than we offer at our properties. This competition may affect our ability to attract and retain tenants and may reduce the rents we are able to charge. Government tenants may be particularly difficult to attract and retain because they may be viewed as desirable tenants by other landlords.

The U.S. Government's "green lease" policies may adversely affect us.

        In recent years the U.S. Government has instituted "green lease" policies which allow a government tenant to require LEED® certification in selecting new premises or renewing leases at existing premises. In addition, the Energy Independence and Security Act of 2007 allows the GSA to give preference to buildings for lease that have received an "Energy Star" label. Obtaining such certifications and labels may be costly and time consuming, but our failure to do so may result in our competitive disadvantage in acquiring new or retaining existing government tenants.

Some government tenants have the right to terminate their leases prior to their lease expiration date and changes in the government's requirements for leased space may adversely affect us.

        Almost all of our current rents come from government tenants. Some of our leases with government tenants allow the tenants to vacate the leased premises before the stated terms of the leases expire with little or no liability. In particular:

  •
  Tenants occupying approximately 8.6% of our rentable square feet and contributing approximately 7.1% of our annualized rental income as of December 31, 2012 have currently exercisable rights to terminate their leases before the stated term of their leases expire.

  •
  In 2013, 2014, 2015, 2016, 2017, 2018, 2019 and 2020, early termination rights become exercisable by other tenants who currently occupy an additional approximately 3.5%, 3.9%, 0.6%, 6.4%, 2.4%, 1.1%, 3.6% and 0.6% of our rentable square feet, respectively, and contribute an additional approximately 3.0%, 4.4%, 0.5%, 9.5%, 3.4%, 1.4%, 4.2% and 0.7% of our annualized rental income, respectively, as of December 31, 2012.

  •
  Pursuant to 12 leases with six of our state government tenants, these tenants have currently exercisable rights to terminate their leases if these states do not appropriate rent amounts in their respective annual budgets. These 12 leases represent approximately 7.6% of our rentable square feet and 7.6% of our annualized rental income as of December 31, 2012.

        For fiscal policy reasons, security concerns or other reasons, some or all of our government tenants may decide to exercise early termination rights under our leases or vacate our properties upon expiration of our leases. Government agencies have been seeking to increase their space utilization under their leases, including reducing the amount of square footage per employee at leased properties, which may reduce the demand for government leased space. If a significant number of such events occur, our income and cash flow may materially decline and our ability to make regular distributions to our shareholders may be jeopardized.

We currently have a concentration of properties in the Washington, D.C. metro area and are exposed to changes in market conditions in this area.

        Approximately 21.7% of our annualized rental income as of December 31, 2012 was received from properties located in the Washington, D.C. metro area. A downturn in economic conditions in this area could result in reduced demand from tenants for our properties or lower the rents that our government tenants in this area are willing to pay when our leases expire or terminate and renewal or new terms are negotiated. Additionally, in the past year there has been a decrease in demand for new leased space by the U.S. Government in the Washington, D.C. metro area, and that could increase the competition for tenants and adversely affect our ability to retain our government tenants when our leases expire.

Our failure or inability to meet certain terms of our revolving credit facility or term loan agreements would adversely affect our business and may prevent us from making distributions to our shareholders.

        Our revolving credit facility agreement includes various conditions to our borrowing and our revolving credit facility and term loan agreements include various financial and other covenants and events of default. We may not be able to satisfy all of these conditions or may default on some of these covenants for various reasons, including matters which are beyond our control. If we are unable to borrow under our revolving credit facility, we may be unable to meet our business obligations or to grow by buying additional properties, or we may be required to sell some of our properties. If we default under our revolving credit facility or term loan agreements at a time when borrowed amounts are outstanding under these instruments, our lenders may demand immediate payment, and if we default under our credit facility, our lenders may elect to not make further borrowings available to us.

Any default under our revolving credit facility or term loan agreements would likely have serious and adverse consequences to us and would likely cause the market price of our shares to materially decline and may prevent our making distributions to our shareholders.

        In the future, we may obtain additional debt financing, and the covenants and conditions which apply to any such additional indebtedness may be more restrictive than the covenants and conditions contained in our revolving credit facility and term loan agreements.

We have substantial debt obligations and may incur additional debt.

        As of December 31, 2012, we had $492.6 million in debt outstanding, which was 32.4% of our total book capitalization. Our revolving credit facility and term loan agreements permit us and our subsidiaries to incur additional debt, including secured debt. If we default in paying any of our debts or honoring our debt covenants, it may create one or more cross defaults, our debts may be accelerated and we could be forced to liquidate our assets for less than the values we would receive in a more orderly process.

Amounts recoverable under our leases for increased operating costs may be less than the actual increased costs.

        Under most of our leases, the tenant's obligation to pay us adjusted rent for increased operating costs (e.g. the costs of cleaning services, supplies, materials, maintenance, trash removal, landscaping, water, sewer charges, heating, electricity and certain administrative expenses) is increased annually based on a cost of living index rather than the actual amount of our costs. Accordingly, the amount of any rent adjustment may not fully offset any increased costs we may incur in providing these services, including any increased energy costs which result from climate change laws designed to reduce carbon emissions or otherwise.

Increasing interest rates may adversely affect us and the value of an investment in our shares.

        Interest rates are currently at historically low levels and may increase. Increasing interest rates may adversely affect us and the value of an investment in our shares, including in the following ways:

  •
  Amounts outstanding under our revolving credit facility and term loan bear interest at variable interest rates. When interest rates increase, so will our interest costs, which could adversely affect our cash flow, our ability to pay principal and interest on our debt, our cost of refinancing our debt when it becomes due and our ability to make or sustain distributions to our shareholders. Additionally, if we choose to hedge our interest rate risk, we cannot assure that the hedge will be effective or that our hedging counterparty will meet its obligations to us.

  •
  An increase in interest rates could decrease the amount buyers may be willing to pay for our properties, thereby reducing the market value of our properties and limiting our ability to sell properties or to obtain mortgage financing secured by our properties. Further, increased interest rates may effectively increase the cost of properties we acquire to the extent we utilize leverage for those acquisitions and may result in a reduction in our acquisitions to the extent we reduce the amount we offer to pay for properties, due to the effect of increased interest rates, to a price that sellers may not accept.

  •
  We expect to make regular distributions to our shareholders. When interest rates on debt investments available to investors rise, the market prices of distribution paying securities often decline. Accordingly, if interest rates rise, the market price of our shares may decline.

Ownership of real estate is subject to environmental and climate change risks.

        Ownership of real estate is subject to risks associated with environmental hazards. We may be liable for environmental hazards at, or migrating from, our properties, including those created by prior owners or occupants, existing tenants, abutters or other persons. Our properties may be subject to environmental laws for certain hazardous substances used to maintain these properties, such as chemicals used to clean, pesticides and lawn maintenance materials, and for other conditions, such as the presence of harmful mold. Various federal and state laws impose environmental liabilities upon property owners, such as us, for any environmental damages arising at, or migrating from, properties they own or occupy, and we cannot assure that we will not be held liable for environmental investigation and clean up at, or near, our properties, including environmental damages at sites we own and lease to our tenants. As an owner or previous owner of properties which contain environmental hazards, we also may be liable to pay damages to governmental agencies or third parties for costs and damages they incur arising from environmental hazards at, or migrating from, our properties. Moreover, the costs and damages which may arise from environmental hazards are often difficult to project and may be substantial.

        We believe any asbestos in our buildings is contained in accordance with current regulations, and we have no current plans to remove it. If we removed the asbestos or demolished these properties, certain environmental regulations govern the manner in which the asbestos must be handled and removed, and we could incur substantial costs complying with such regulations.

        The current political debate about climate change has resulted in various treaties, laws and regulations which are intended to limit carbon emissions. We believe these laws being enacted or proposed may cause energy costs at our properties to increase in the future. Laws enacted to mitigate climate change may make some of our buildings obsolete or cause us to make material investments in our properties which could materially and adversely affect our financial condition and results of operations. For more information regarding climate change matters and their possible adverse impact on us, please see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Environmental and Climate Change Matters."

Real estate ownership creates risks and liabilities.

        In addition to the risks related to environmental hazards and climate change, our business is subject to other risks associated with real estate ownership, including:

  •
  the illiquid nature of real estate markets, which limits our ability to sell our assets rapidly to respond to changing market conditions;

  •
  the subjectivity of real estate valuations and changes in such valuations over time;

  •
  property and casualty losses;

  •
  costs that may be incurred relating to property maintenance and repair, and the need to make expenditures due to changes in governmental regulations, including the Americans with Disabilities Act;

  •
  legislative and regulatory developments that may occur at the federal, state and local levels that have direct or indirect impact on the ownership, leasing and operation of our properties; and

  •
  litigation incidental to our business.

We rely on information technology in our operations, and any material failure, inadequacy, interruption or security failure of that technology could harm our business.

        We rely on information technology networks and systems, including the Internet, to process, transmit and store electronic information and to manage or support a variety of our business processes, including financial transactions and maintenance of records, which may include personal identifying information of tenants and lease data. We rely on commercially available systems, software, tools and monitoring to provide security for processing, transmitting and storing confidential tenant information, such as individually identifiable information relating to financial accounts. Although we have taken steps to protect the security of the data maintained in our information systems, it is possible that our security measures will not be able to prevent the systems' improper functioning, or the improper disclosure of personally identifiable information such as in the event of cyber attacks. Security breaches, including physical or electronic break-ins, computer viruses, attacks by hackers and similar breaches, can create system disruptions, shutdowns or unauthorized disclosure of confidential information. Any failure to maintain proper function, security and availability of our information systems could interrupt our operations, damage our reputation, subject us to liability claims or regulatory penalties and could materially and adversely affect us.

Changes in lease accounting standards may materially and adversely affect us.

        The Financial Accounting Standards Board has proposed accounting rules that would require companies to capitalize all leases on their balance sheets by recognizing a lessee's rights and obligations. If the proposal is adopted in its current form, many companies that account for certain leases on an "off balance sheet" basis would be required to account for such leases "on balance sheet." This change would remove many of the differences in the way companies account for owned property and leased property, and could have a material effect on various aspects of our tenants' businesses, including their credit quality and the factors they consider in deciding whether to own or lease properties. If the proposal is adopted, it could cause companies that lease properties to prefer shorter lease terms, in an effort to reduce the leasing liability required to be recorded on their balance sheets. The proposal could also make lease renewal options less attractive, as, under certain circumstances, the rule would require a tenant to assume that a renewal right will be exercised and accrue a liability relating to the longer lease term.

Risks Related to Our Relationships with CWH and RMR and its Affiliates

We are dependent upon RMR to manage our business and implement our growth strategy.

        We have no employees. Personnel and services that we require are provided to us under contracts with RMR. Our ability to achieve our business objectives depends on RMR and its ability to manage our properties, identify and complete new acquisitions for us and to implement our growth strategy. Accordingly, our business is dependent upon RMR's business contacts, its ability to successfully hire, train, supervise and manage its personnel and its ability to maintain its operating systems. If we lose the services provided by RMR or its key personnel, our business and growth prospects may decline. We may be unable to duplicate the quality and depth of management available to us by becoming a self managed company or by hiring another manager. Also, in the event RMR is unwilling or unable to continue to provide management services to us, our cost of obtaining substitute services may be greater than the fees we pay RMR under our management agreements, and as a result our expenses may increase.

As long as CWH retains significant ownership of us, your ability to influence matters requiring shareholder approval will be limited.

        As of February 21, 2013, CWH owned approximately 18.2% of our outstanding common shares. For so long as CWH continues to retain a significant ownership stake in us, CWH may be able to effectively elect all of the members of our Board of Trustees, including our Independent Trustees, and may effectively control the outcome of shareholder actions. As a result, CWH may have the ability to effectively control all matters affecting us, including:

  •
  the composition of our Board of Trustees and, through our Board of Trustees, determinations with respect to our management, business plans and policies, including the appointment and removal of our officers;

  •
  determinations with respect to mergers and other business combinations;

  •
  our acquisition or disposition of assets;

  •
  our financing activities;

  •
  the making of distributions on our common shares; and

  •
  the number of common shares available for issuance under our equity compensation plans.

        CWH's significant ownership in us and possible resulting ability to effectively control us may discourage transactions involving a change of control, including transactions in which you as a holder of our common shares might otherwise receive a premium for your common shares over the then current market price.

Our management structure and agreements and relationships with CWH and RMR may restrict our investment activities and may create conflicts of interest or the perception of such conflicts.

        RMR is authorized to follow broad operating and investment guidelines and, therefore, has discretion in determining the types of properties that will be appropriate investments for us, as well as our individual operating and investment decisions. Our Board of Trustees periodically reviews our operating and investment guidelines and our operating activities and investments but it does not review or approve each decision made by RMR on our behalf. In addition, in conducting periodic reviews, our Board of Trustees relies primarily on information provided to it by RMR. RMR is beneficially owned by our Managing Trustees, Barry M. Portnoy and Adam D. Portnoy.

        In our management agreements with RMR, we acknowledge that RMR manages other businesses, including four other NYSE-listed REITs, and is not required to present us with investment opportunities that RMR determines are within the investment focus of another business managed by RMR. RMR has discretion to determine which investment opportunities to present to us or to other businesses it manages. Accordingly, we may lose investment opportunities to, and may compete for tenants with other businesses managed by RMR. We have also agreed with RMR to first offer any property that we determine to sell and that is within the principal investment focus of another REIT managed by RMR to such REIT prior to entering into any sale or other disposition arrangement with respect to such property.

        RMR also acts as the manager for four other NYSE-listed REITs: CWH, which primarily owns and operates commercial office and industrial buildings; HPT, which owns hotels and travel centers; SNH, which primarily owns healthcare, senior living properties and medical office buildings; and SIR, a majority owned subsidiary of CWH which is focused on owning and investing in net leased, single tenant properties. RMR also provides services to other publicly and privately owned companies, including FVE, which operates senior living communities; TA, which operates and franchises travel centers; and Sonesta, which operates, manages and franchises hotels, resorts and cruise ships. These multiple responsibilities to public companies and other businesses could create competition for the time and efforts of RMR and Barry M. Portnoy and Adam D. Portnoy. Also, RMR's multiple responsibilities to us and CWH may create potential conflicts of interest, or the appearance of such conflicts of interest. In addition, we participate with RMR, CWH, HPT, SNH, SIR, FVE and TA in a combined insurance program through Affiliates Insurance Company, an Indiana insurance company, or AIC. Along with RMR, CWH, HPT, SNH, SIR, FVE and TA we have invested in AIC, and all of our Trustees are directors of AIC.

        Barry M. Portnoy is Chairman and an employee of RMR, and Adam D. Portnoy is President, Chief Executive Officer and a director of RMR. All of the members of our Board of Trustees, including our Independent Trustees, are members of one or more boards of trustees or directors of other companies to which RMR provides management services. All of our executive officers are also executive officers of RMR. The foregoing individuals may hold equity in or positions with other companies to which RMR provides management services. Such equity ownership and positions by our Trustees and officers could create, or appear to create, conflicts of interest with respect to matters involving us, RMR and its related parties.

Our management agreements with RMR were negotiated between related parties and may not be as favorable to us as they would have been if negotiated between unrelated parties.

        We pay RMR fees based in part upon the historical cost of our investments (including acquisition costs) which at any time may be more or less than the fair market value of those investments, the gross rents we collect from tenants and the cost of construction we incur at our properties which is supervised by RMR, plus an incentive fee based upon certain increases in our FFO Per Share (as defined in our management agreements with RMR). See "Business—Manager." Our fee arrangements with RMR could encourage RMR to advocate acquisitions of properties, to undertake construction activities or to overpay for acquisitions or construction. These arrangements may also encourage RMR to discourage our sales of properties. Our management agreements were negotiated between related parties, and the terms, including the fees payable to RMR, may not be as favorable to us as they would have been were they negotiated on an arm's length basis between unrelated parties.

Our management agreements with RMR may discourage our change of control.

        Termination of our management agreements with RMR would be a default under our revolving credit facility and term loan agreements unless approved by a majority of our lenders. RMR is able to terminate its management agreements with us if we experience a change of control. We may be unable to duplicate, without considerable cost increases, the quality and depth of management available to us by contracting with RMR if we become a self managed company or if we contract with unrelated third parties. For these reasons, our management agreements with RMR may discourage a change of control of us, including a change of control which might result in payment of a premium for our common shares.

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

        CWH is not generally prohibited from selling some or all of its common shares, and CWH may do so without our approval. CWH has advised us that it does not have any current plans to sell or otherwise dispose of its common shares. However, CWH has a history of successfully divesting certain of its properties into new REITs and then selling or distributing to its shareholders its stake in such REITs over time. In addition, speculation by the press, stock analysts, our shareholders or others regarding CWH's intention to dispose of its common shares could adversely affect the market price of our common shares. So long as CWH continues to retain significant ownership in us, the market price of our common shares may be adversely impacted. Accordingly, your common shares may be worth less than they would be if CWH did not have significant ownership in us.

The potential for conflicts of interest as a result of our management structure may provoke dissident shareholder activities that result in significant costs.

        In the past, in particular following periods of volatility in the overall market or declines in the market price of a company's securities, shareholder litigation, dissident shareholder trustee nominations and dissident shareholder proposals have often been instituted against companies alleging conflicts of interest in business dealings with affiliated and related persons and entities. Our relationships with RMR, CWH, AIC, the other businesses and entities to which RMR provides management services, Barry M. Portnoy and Adam D. Portnoy and with other related parties of RMR may precipitate such activities. These activities, if instituted against us, could result in substantial costs and a diversion of our management's attention.

We may experience losses from our business dealings with Affiliates Insurance Company.

        We have invested approximately $5.2 million in AIC, we have purchased substantially all our property insurance in a program designed and reinsured in part by AIC, and we are currently investigating the possibilities to expand our relationship with AIC to other types of insurance. We, RMR, CWH and five other companies to which RMR provides management services each own 12.5% of AIC, and we and those other AIC shareholders participate in a combined insurance program designed and reinsured in part by AIC. Our principal reason for investing in AIC and for purchasing insurance in these programs is to seek to improve our financial results by obtaining improved insurance coverages at lower costs than may be otherwise available to us or by participating in any profits which we may realize as an owner of AIC. These beneficial financial results may not occur and we may need to invest additional capital in order to continue to pursue these results. AIC's business involves the risks typical of an insurance business, including the risk that it may not operate profitably. Accordingly, our anticipated financial benefits from our business dealings with AIC may be delayed or not achieved, and we may experience losses from these dealings.

Risks Related to Our Organization and Structure

Ownership limitations and anti-takeover provisions in our declaration of trust and bylaws, as well as certain provisions of Maryland law, may prevent our shareholders from receiving a takeover premium or from implementing changes.

        Our declaration of trust prohibits any shareholder other than CWH, RMR and their affiliates from owning (directly and by attribution) more than 9.8% of the number or value of shares of any class or series of our outstanding shares of beneficial interest, including our common shares. This provision of our declaration of trust is intended to assist with our REIT compliance under the IRC and otherwise to promote our orderly governance. However, this provision also inhibits acquisitions of a significant stake in us and may prevent a change in our control. Additionally, many provisions contained in our declaration of trust and bylaws and under Maryland law may further deter persons from attempting to acquire control of us and implement changes that may be beneficial to our shareholders, including, for example, provisions relating to:

  •
  the division of our Trustees into three classes, with the term of one class expiring each year, which could delay a change of control;

  •
  shareholder voting rights and standards for the election of trustees and other provisions which require larger majorities for approval of actions which are not approved by our Trustees than for actions which are approved by our Trustees;

  •
  required qualifications for an individual to serve as a trustee and a requirement that certain of our Trustees be "Managing Trustees" and other Trustees be "Independent Trustees", as defined in our governing documents;

  •
  limitations on the ability of our shareholders to propose nominees for election as trustees and propose other business to be considered at a meeting of our shareholders;

  •
  limitations on the ability of our shareholders to remove our Trustees;

  •
  the authority of our Board of Trustees, and not our shareholders, to adopt, amend or repeal our bylaws and to fill vacancies on our Board of Trustees;

  •
  the fact that only our Board of Trustees may call shareholder meetings and that shareholders are not entitled to act without a meeting;

  •
  because of our ownership of AIC, we are an insurance holding company under applicable state law; accordingly, anyone who intends to solicit proxies for a person to serve as one of our Trustees or for another proposal of business not approved by our Board of Trustees may be required to receive pre-clearance from the concerned insurance regulators; and

  •
  the authority of our Board of Trustees to adopt certain amendments to our declaration of trust without shareholder approval, including the authority to increase or decrease the number of authorized common shares, to create new classes or series of shares (including a class or series of shares that could delay or prevent a transaction or a change in our control that might involve a premium for our common shares or otherwise be in the best interests of our shareholders), to increase or decrease the number of shares of any class, and to classify or reclassify any unissued shares from time to time by setting or changing the preferences, conversion or other rights, voting powers, restrictions, limitations as to distributions, qualifications or terms or conditions of redemption of our common shares or any new class of shares created by our Board of Trustees.

        In addition, certain provisions of Maryland law may have an anti-takeover effect. For all of these reasons, our shareholders may be unable to realize a change of control premium for any of our shares they own or otherwise effect a change of our policies or a change in our control.

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

        Our bylaws and indemnity agreements require us to indemnify any present or former trustee or officer, to the maximum extent permitted by Maryland law, who is made or threatened to be made a party to a proceeding by reason of his or her service in that capacity. However, except with respect to proceedings to enforce rights to indemnification, we will indemnify any person referenced in the previous sentence in connection with a proceeding initiated by such person against us only if such proceeding is authorized by our Board of Trustees or shareholders. In addition, we may be obligated to pay or reimburse the expenses incurred by our present and former Trustees and officers without requiring a preliminary determination of their ultimate entitlement to indemnification.

Disputes with CWH and RMR and shareholder litigation against us or our Trustees and officers may be referred to binding arbitration.

        Our contracts with CWH and RMR provide that any dispute arising under those contracts may be referred to binding arbitration. Similarly our declaration of trust and bylaws provide that actions by our shareholders against us or against our Trustees and officers, including derivative and class actions, may be referred to binding arbitration. As a result, we and our shareholders may not be able to pursue litigation for these disputes in courts against CWH, RMR or our Trustees or officers. In addition, the ability to collect attorneys' fees or other damages may be limited in the arbitration, which may discourage attorneys from agreeing to represent parties wishing to commence such a proceeding.

We may change our operational, financing and investment policies without shareholder approval, and we may become more highly leveraged, which may increase our risk of default under our debt obligations.

        Our Board of Trustees determines our operational, financing and investment policies and may amend or revise our policies, including our policies with respect to our intention to qualify for taxation as a REIT, acquisitions, dispositions, growth, operations, indebtedness, capitalization and distributions, or approve transactions that deviate from these policies, without a vote of, or notice to, our shareholders. Policy changes could adversely affect the market value of our common shares and our ability to make distributions to our shareholders. Further, our organizational documents do not limit the amount or percentage of indebtedness, funded or otherwise, that we may incur. Our Board of Trustees may alter or eliminate our current policy on borrowing at any time without shareholder approval. If this policy changed, we could become more highly leveraged, which could result in an increase in our debt service costs. Higher leverage also increases the risk of default on our obligations. In addition, a change in our investment policies, including the manner in which we allocate our resources across our portfolio or the types of assets in which we seek to invest, may increase our exposure to interest rate risk, real estate market fluctuations and liquidity risk.

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

        Maintaining our status as a REIT will require us to continue to satisfy certain tests concerning, among other things, the nature of our assets, the sources of our income and the amounts we distribute to shareholders. In order to meet these requirements, it may be necessary for us to sell or forgo attractive investments.

        If we cease to be a REIT, then our ability to raise capital might be adversely affected, we will be in breach under our revolving credit facility and term loan agreements, we may be subject to material amounts of federal and state income taxes and the value of our shares likely would decline. In addition, if we lose or revoke our tax status as a REIT for a taxable year, we will generally be prevented from requalifying as a REIT for the next four taxable years.

Distributions to shareholders generally will not qualify for reduced tax rates.

        Dividends payable by U.S. corporations to noncorporate shareholders, such as individuals, trusts and estates, are generally eligible for reduced tax rates. Distributions paid by REITs, however, generally are not eligible for this reduced rate. The more favorable rates for corporate dividends may cause investors to perceive that investment in REITs is less attractive than investment in non-REIT entities that pay dividends, thereby reducing the demand and market price of our shares.

REIT distribution requirements could adversely affect our ability to execute our business plan.

        We generally must distribute annually at least 90% of our taxable income, subject to certain adjustments and excluding any net capital gain, in order for federal corporate income tax not to apply to earnings that we distribute. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our taxable income, we will be subject to federal corporate income tax on our undistributed taxable income. We intend to make distributions to our shareholders to comply with the REIT requirements of the IRC. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our shareholders in a calendar year is less than a minimum amount specified under federal tax laws.

        From time to time, we may generate taxable income greater than our income for financial reporting purposes prepared in accordance with U.S. generally accepted accounting principles, or GAAP, or differences in timing between the recognition of taxable income and the actual receipt of cash may occur. If we do not have other funds available in these situations we could be required to borrow funds on unfavorable terms, sell investments at disadvantageous prices or distribute amounts that would otherwise be invested in future acquisitions to make distributions sufficient to enable us to pay out enough of our taxable income to satisfy the REIT distribution requirement and to avoid corporate income tax and the 4% excise tax in a particular year. These alternatives could increase our costs or reduce our shareholders' equity. Thus, compliance with the REIT requirements may hinder our ability to grow, which could adversely affect the value of our shares.

Even if we qualify and remain qualified as a REIT, we may face other tax liabilities that reduce our cash flow.

        Even if we qualify and remain qualified for taxation as a REIT, we may be subject to certain federal, state and local taxes on our income and assets, including taxes on any undistributed income, excise taxes, state or local income, property and transfer taxes, such as mortgage recording taxes, and other taxes. See "Business—Federal Income Tax Considerations—Taxation as a REIT." In addition, in order to meet the REIT qualification requirements, prevent the recognition of certain types of non-cash income, or avert the imposition of a 100% tax that applies to certain gains derived by a REIT from dealer property or inventory, we may hold some of our assets and operations through our TRS or other subsidiary corporations that will be subject to corporate level income tax at regular rates. Any of these taxes would decrease cash available for distribution to our shareholders.

Risks Related to Our Securities

We cannot assure that we will continue to make distributions to our shareholders and distributions we may make may include a return of capital.

        We intend to continue to make regular quarterly distributions to our shareholders. However:

  •
  our ability to make distributions will be adversely affected if any of the risks described herein occur;

  •
  our making of distributions is subject to compliance with restrictions contained in our revolving credit facility and term loan agreements; and

  •
  any distributions will be made in the discretion of our Board of Trustees and will depend upon various factors that our Board of Trustees deems relevant, including our results of operations, our financial condition, debt and equity capital available to us, our expectation of our future capital requirements, our funds from operations, or FFO, our Normalized FFO, restrictive covenants in our financial or other contractual arrangements (including those in our revolving credit facility and term loan agreements), tax law requirements to maintain our status as a REIT and restrictions under Maryland law.

        For these reasons, among others, our distribution rate may decline or we may cease making distributions. Also, our distributions may include a return of capital.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        General.    As of December 31, 2012, we owned 84 properties located in 32 states and the District of Columbia containing approximately 10.2 million rentable square feet. As of December 31, 2012, 62 of those properties, with approximately 7.6 million rentable square feet, were primarily leased to the U.S. Government, 18 of those properties, with approximately 2.1 million rentable square feet, were primarily leased to 10 state governments, one of those properties, with approximately 187,060 rentable square feet, was leased to the United Nations, an international intergovernmental organization, and three of those properties, with approximately 256,586 rentable square feet, were being offered for lease.

        The following table provides certain information about our properties as of December 31, 2012 (dollars in thousands):

Property Location	Number of Properties	Undepreciated Carrying Value(1)	Depreciated Carrying Value(1)	Annualized Rental Income(2)
Alabama	1	$10,026	$9,685	$1,226
Arizona	3	30,015	24,444	957
California	9	206,242	170,959	26,382
Colorado	5	66,455	55,191	10,785
District of Columbia	2	138,134	112,436	22,584
Florida	2	48,477	46,539	6,675
Georgia	10	135,542	124,779	20,837
Idaho	3	32,416	32,174	4,211
Illinois	1	15,066	14,047	1,977
Indiana	3	74,078	71,896	9,313
Kansas	1	11,313	10,689	2,606
Kentucky	1	13,421	13,421	2,435
Maryland	8	174,454	149,577	27,534
Massachusetts	4	79,971	75,828	13,364
Michigan	1	18,632	17,431	2,684
Minnesota	2	31,041	27,278	3,022
Mississippi	1	25,898	25,633	3,732
Missouri	2	26,246	22,531	3,873
New Hampshire	1	17,140	15,967	2,239
New Jersey	1	43,646	41,728	6,594
New Mexico	1	2,530	2,416	429
New York	4	160,732	149,209	19,609
Oklahoma	1	8,413	7,992	1,514
Oregon	1	24,981	24,531	4,354
South Carolina	3	13,733	12,455	1,537
Tennessee	1	7,953	7,609	2,897
Texas	1	12,861	9,351	2,117
Vermont	1	9,116	8,539	1,097
Virginia	3	32,322	23,880	4,513
Washington	4	40,625	33,314	5,595
West Virginia	1	5,149	3,550	566
Wisconsin	1	5,572	5,390	913
Wyoming	1	11,268	7,517	1,377

Total	84	$1,533,468	$1,357,986	$219,548

(1)
Excludes value assigned to real estate intangibles in purchase price allocation.

(2)
Annualized rental income is defined as the annualized contractual base rents from our tenants pursuant to our lease agreements with them as of December 31, 2012, plus straight line rent adjustments and estimated recurring expense reimbursements to be paid to us, and excluding lease value amortization.

        At December 31, 2012, five properties with an aggregate undepreciated carrying value of $129.2 million were encumbered by mortgage notes payable totaling $91.0 million.

Item 3.    Legal Proceedings

        None.

Item 4.    Mine Safety Disclosures

        Not applicable.

 PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common shares are traded on the NYSE (symbol: GOV). The following table sets forth for the periods indicated the high and low sale prices for our common shares as reported by the NYSE composite transaction reports:

	High	Low
2012
First Quarter	$24.87	$22.03
Second Quarter	24.63	20.64
Third Quarter	23.88	20.69
Fourth Quarter	24.68	21.95
2011
First Quarter	$27.22	$25.46
Second Quarter	27.50	24.27
Third Quarter	27.80	20.50
Fourth Quarter	24.29	19.68

        The closing price of our common shares on the NYSE on February 19, 2013, was $25.51 per common share.

        As of February 19, 2013, there were 106 shareholders of record, and we estimate that as of such date there were in excess of 43,817 beneficial owners of our common shares.

        Information about our distributions paid to common shareholders is summarized in the table below. Common share distributions are generally paid in the quarter following the quarter to which they relate.

	Dividends Paid Per Common Share
	2012	2011
First Quarter	$0.42	$0.41
Second Quarter	0.42	0.42
Third Quarter	0.42	0.42
Fourth Quarter	0.43	0.42

Total	$1.69	$1.67

        All common share distributions shown in the table above have been paid. We currently intend to continue to declare and pay common share distributions on a quarterly basis in cash. However, the timing, amount and form of distributions will be made at the discretion of our Board of Trustees and will depend upon various factors that our Board of Trustees deems relevant, including, but not limited to, our results of operations, our financial condition, debt and equity capital available to us, our expectation of our future capital requirements, our FFO, our Normalized FFO, restrictive covenants in our financial or other contractual arrangements (including those in our revolving credit facility and term loan agreements), tax law requirements to maintain our status as a REIT and restrictions under Maryland law. Therefore, we cannot assure that we will continue to pay distributions in the future or that the amount of any distributions we do pay will not decrease.

Item 6.    Selected Financial Data

        The following table sets forth selected financial data for the periods and dates indicated. This data should be read in conjunction with, and is qualified in its entirety by reference to, Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and accompanying notes included in this Annual Report on Form 10-K. The consolidated operating information for the years ended, and the balance sheet information as of, December 31, 2012, 2011, 2010 and 2009 have been derived from our audited consolidated financial statements for the period of time for which we have been a separate public company and from certain financial information of CWH for periods prior to our becoming a separate public company. The consolidated operating information for the year ended December 31, 2008 and the balance sheet information as of December 31, 2008 have been derived from the financial statements of CWH. The selected financial data below does not necessarily reflect what our results of operations and financial position would have been if we had operated as a stand alone company during all periods presented, and should not be relied upon as an indicator of our future performance. Amounts are in thousands, except per share data.

	2012	2011	2010	2009	2008
Operating information
Rental income	$211,076	$178,950	$117,219	$79,161	$75,517

Expenses:
Real estate taxes	23,413	19,345	12,177	8,546	7,960
Utility expenses	16,810	15,316	9,064	6,325	6,229
Other operating expenses	38,558	31,784	19,937	12,436	12,251
Depreciation and amortization	51,166	40,089	24,239	15,172	14,182
Loss on asset impairment	494	—	—	—	—
Acquisition related costs	1,614	3,504	5,750	1,032	—
General and administrative	12,355	10,898	7,061	4,058	2,984

Total expenses	144,410	120,936	78,228	47,569	43,606

Operating income	66,666	58,014	38,991	31,592	31,911
Interest and other income	29	104	103	53	37
Interest expense	(16,892)	(12,057)	(7,351)	(5,556)	(141)
Loss on extinguishment of debt	—	—	(3,786)	—	—
Equity in earnings (losses) of an investee	316	139	(1)	(15)	—

Income before income tax expense	50,119	46,200	27,956	26,074	31,807
Income tax expense	(159)	(203)	(161)	(93)	—

Net income	$49,960	$45,997	$27,795	$25,981	$31,807

Net income per common share:	$1.03	$1.06	$0.81	$1.72	N/A

Distributions paid per common share	$1.69	$1.67	$1.62	$0.50	N/A

	2012	2011	2010	2009	2008
Balance sheet information
Total real estate investments (before depreciation)	$1,533,468	$1,354,668	$977,493	$576,757	$490,475
Total assets (after depreciation)	1,562,134	1,368,575	951,288	514,813	419,774
Total debt	492,627	440,883	164,428	144,375	134

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following information should be read in conjunction with our consolidated financial statements and accompanying notes included in Part IV, Item 15 of this Annual Report on Form 10-K.

OVERVIEW

        As of December 31, 2012, we owned 84 properties located in 32 states and the District of Columbia containing approximately 10.2 million rentable square feet, of which 67.5% was leased to the U.S. Government, 17.0% was leased to 10 state governments and 1.8% was leased to the United Nations, an international intergovernmental organization. The U.S. Government, 10 state governments and the United Nations combined were responsible for 93.9% and 91.9% of our annualized rental income, as defined below, as of December 31, 2012 and 2011, respectively.

Property Operations

        As of December 31, 2012, 92.5% of our rentable square feet were leased, compared to 95.0% of our rentable square feet as of December 31, 2011. Occupancy data for our properties as of December 31, 2012 and 2011 is as follows (square feet in thousands):

	All Properties December 31,		Comparable Properties(1) December 31,
	2012	2011	2012	2011
Total properties (end of period)	84	71	55	55
Total square feet	10,217	8,953	6,806	6,806
Percent leased(2)	92.5%	95.0%	91.1%	95.1%

(1)
Based on properties we owned on December 31, 2012 and which we owned continuously since January 1, 2011. Our comparable properties increased from 33 properties at December 31, 2011 as a result of acquisitions we completed during the year ended December 31, 2010.

(2)
Percent leased includes (i) space being fitted out for tenant occupancy pursuant to our lease agreements, if any, and (ii) space which is leased, but is not occupied or is being offered for sublease by tenants, if any, as of the measurement date.

        The average annual effective rental rate per square foot, as defined below, for our properties for the years ended December 31, 2012 and 2011 are as follows:

	Year ended December 31,
	2012	2011
Average annual effective rental rate per square foot:(1)
All properties	$24.48	$24.46
Comparable properties(2)	$24.06	$23.92

(1)
Average annual effective rental rate per square foot represents total rental income during the period specified divided by the average rentable square feet leased during the period specified.

(2)
Comparable properties for the year ended December 31, 2012 consist of 55 properties we owned on December 31, 2012 and which we owned continuously since January 1, 2011.

        We currently believe that U.S. property leasing market conditions are slowly improving, but remain weak in many U.S. markets. Our historical experience, including that of our predecessor, CWH, with respect to properties of the type we own that are majority leased to government tenants has been that government tenants frequently renew leases to avoid the costs and disruptions that may result from relocating their operations. We believe that current budgetary pressures may cause increased demand for leased space by government tenants, as opposed to new buildings built on behalf of government tenants. However, these same increased budgetary pressures upon the U.S. Government and state governments could also result in a decrease in government employment, an increase in space utilization rates by government tenants and consolidation of operations into government owned properties, thereby reducing the need for government leased space. Accordingly, we are unable to reasonably project what the financial impact of market conditions will be on our financial results for future periods.

        As of December 31, 2012, leases totaling 430,505 rentable square feet are scheduled to expire through March 31, 2013. Based upon current market conditions and tenant negotiations for leases scheduled to expire through March 31, 2013, we expect that rental rates we are likely to achieve on new or renewed leases will, in the aggregate and on a weighted average basis, be higher than the rates currently being paid, thereby generally resulting in higher revenue from the same space absent an increase in vacancies. However, we cannot assure that the rental rates we expect will occur or that we will not experience material declines in our rental income due to vacancies upon lease expirations. Prevailing market conditions at the time our leases expire will generally determine lease renewals and rental rates for space in our properties; and market conditions are generally beyond our control. As of December 31, 2012, lease expirations at our properties by year are as follows (square feet and dollars in thousands):

Year(1)	Number of Tenants Expiring	Expirations of Occupied Square Feet(2)	Percent of Total	Cumulative Percent of Total	Annualized Rental Income Expiring(3)	Percent of Total	Cumulative Percent of Total
2013	43	955	10.1%	10.1%	$19,318	8.8%	8.8%
2014	30	445	4.7%	14.8%	8,543	3.9%	12.7%
2015	40	1,299	13.7%	28.6%	29,470	13.4%	26.1%
2016	36	813	8.6%	37.2%	25,415	11.6%	37.7%
2017	29	619	6.5%	43.7%	12,236	5.6%	43.3%
2018	21	1,029	10.9%	54.6%	27,231	12.4%	55.7%
2019	14	1,277	13.5%	68.1%	29,603	13.5%	69.2%
2020	15	759	8.0%	76.1%	21,402	9.7%	78.9%
2021	7	897	9.5%	85.6%	17,400	7.9%	86.8%
2022 and thereafter	17	1,359	14.5%	100.0%	28,930	13.2%	100.0%

Total	252	9,452	100.0%		$219,547	100.0%

Weighted average remaining lease term (in years)		5.5			5.5

(1)
The year of lease expiration is pursuant to current contract terms. Some government tenants have the right to vacate their space before the stated expirations of their leases. As of December 31, 2012, government tenants occupying approximately 8.6% of our rentable square feet and responsible for approximately 7.1% of our annualized rental income as of December 31, 2012 have currently exercisable rights to terminate their leases before the stated expirations. Also in 2013, 2014, 2015, 2016, 2017, 2018, 2019 and 2020, early termination rights become exercisable by other tenants who currently occupy an additional approximately 3.5%, 3.9%, 0.6%, 6.4%, 2.4%, 1.1%, 3.6% and 0.6% of our rentable square feet, respectively, and contribute an additional approximately 3.0%, 4.4%, 0.5%, 9.5%, 3.4%, 1.4%, 4.2% and 0.7% of our annualized rental income, respectively, as of December 31, 2012. In January 2013, we were notified by one of our tenants, representing approximately 1.0% of our rentable square feet and responsible for approximately 0.9% of our annualized rental income as of December 31, 2012, that it intends to exercise its right to vacate its space in July 2013 prior to the stated expiration of its lease in January 2015. In addition as of December 31, 2012, 12 of our state government tenants have currently exercisable rights to terminate their leases if these states do not appropriate rent in their respective annual budgets. These 12 tenants occupy approximately 7.6% of our rentable square feet and contribute approximately 7.6% of our annualized rental income as of December 31, 2012.

(2)
Occupied square feet is pursuant to leases existing as of December 31, 2012, and includes (i) space being fitted out for tenant occupancy pursuant to our lease agreements, if any, and (ii) space which is leased, but is not occupied or is being offered for sublease by tenants, if any.

(3)
Annualized rental income is defined as the annualized contractual base rents from our tenants pursuant to our lease agreements with them as of December 31, 2012, plus straight line rent adjustments and estimated recurring expense reimbursements to be paid to us, and excluding lease value amortization.

Acquisition and Disposition Activities (dollar amounts in thousands)

        During the year ended December 31, 2012, we acquired 13 properties for an aggregate purchase price of $213,974, excluding acquisition related costs. We acquired these properties at a range of capitalization rates from 7.4% to 9.4%, with a weighted average (by purchase price) capitalization rate of 8.2%. We calculate the capitalization rate for property acquisitions as the ratio of (x) annual straight line rental income, excluding the impact of above and below market lease amortization, based on leases then in effect at the acquisition date, less estimated annual property operating expenses, excluding depreciation and amortization expense, to (y) the acquisition purchase price, including assumed debt and excluding acquisition costs.

        In January and February 2013, we entered agreements to sell two properties for an aggregate sale price of $18,500, excluding closing costs. The net book value of these two properties, net of a $494 loss on asset impairment recorded in the three months ended December 31, 2012, totaled $10,084 at December 31, 2012. These pending sales are subject to the buyers' satisfactory completion of diligence and other customary closing conditions; accordingly, we cannot assure that we will sell these properties.

        For more information about these transactions, please see Note 4 to the Notes to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

        Our strategy related to property acquisitions and dispositions is described in "Business—Our Growth Strategy" of this Annual Report on Form 10-K. Although we currently have no properties under contract to acquire, we continue to explore and evaluate for possible acquisition additional properties that are majority leased to government tenants; however, we cannot assure that we will reach any agreement to acquire such properties.

        Although we may offer for sale additional properties on occasion, we do not currently plan to dispose of any of our properties other than those described above. Future changes in market conditions, property performance or our plans with regard to particular properties may change our disposition strategy.

 RESULTS OF OPERATIONS (amounts in thousands, except per share amounts)

Year Ended December 31, 2012, Compared to Year Ended December 31, 2011

	Comparable Properties Results(1) Year Ended December 31,				Acquired Properties Results(2) Year Ended December 31,				Consolidated Results Year Ended December 31,
	2012	2011	$ Change	% Change	2012	2011	$ Change	% Change	2012	2011	$ Change	% Change
Rental income	$148,695	$155,999	$(7,304)	(4.7)%	$62,381	$22,951	$39,430	171.8%	$211,076	$178,950	$32,126	18.0%

Operating expenses:
Real estate taxes	17,370	17,191	179	1.0%	6,043	2,154	3,889	180.5%	23,413	19,345	4,068	21.0%
Utility expenses	11,611	13,544	(1,933)	(14.3)%	5,199	1,772	3,427	193.4%	16,810	15,316	1,494	9.8%
Other operating expenses	27,378	28,267	(889)	(3.1)%	11,180	3,517	7,663	217.9%	38,558	31,784	6,774	21.3%

Total operating expenses	56,359	59,002	(2,643)	(4.5)%	22,422	7,443	14,979	201.2%	78,781	66,445	12,336	18.6%

Net operating income(3)	$92,336	$96,997	$(4,661)	(4.8)%	$39,959	$15,508	$24,451	157.7%	132,295	112,505	19,790	17.6%

Other expenses
Depreciation and amortization									51,166	40,089	11,077	27.6%
Loss on asset impariment									494	—	494	n/m
Acquisition related costs									1,614	3,504	(1,890)	(53.9)%
General and administrative									12,355	10,898	1,457	13.4%

Total other expenses									65,629	54,491	11,138	20.4%

Operating income									66,666	58,014	8,652	14.9%
Interest and other income									29	104	(75)	(72.1)%
Interest expense (including net amortization of debt premiums and deferred financing fees of $1,332 and $1,045, respectively)									(16,892)	(12,057)	(4,835)	40.1%
Equity in earnings of an investee									316	139	177	127.3%

Income before income tax expense									50,119	46,200	3,919	8.5%
Income tax expense									(159)	(203)	44	(21.7)%

Net income									$49,960	$45,997	$3,963	8.6%

Weighted average common shares outstanding									48,617	43,368	5,249	12.1%

Net income per common share									$1.03	$1.06	$(0.03)	(2.8)%

Calculation of Funds From Operations and Normalized Funds From Operations(4)
Net income									$49,960	$45,997
Depreciation and amortization									51,166	40,089
Loss on asset impairment									494	—

Funds from operations									101,620	86,086
Acquisition related costs									1,614	3,504

Normalized funds from operations									$103,234	$89,590

Funds from operations per common share									$2.09	$1.99

Normalized funds from operations per common share									$2.12	$2.07

(1)
Comparable properties consist of 55 properties we owned on December 31, 2012 and which we owned continuously since January 1, 2011.

(2)
Acquired properties consist of the 29 and 16 (which 16 are included in the previously referenced 29) properties we owned on December 31, 2012 and December 31, 2011, respectively, and which we acquired during the period from January 1, 2011 to December 31, 2012.

(3)
We calculate net operating income, or NOI, as shown above. We define NOI as income from our real estate less our property operating expenses. NOI excludes amortization of capitalized tenant improvement costs and leasing commissions. We consider NOI to be an appropriate supplemental measure to net income because it may help both investors and management to understand the operations of our properties. We use NOI internally to evaluate individual and company wide property level performance, and we believe that NOI provides useful information to investors regarding our results of operations because it reflects only those income and expense items that are incurred at the property level and may facilitate comparisons of our operating performance between periods. The calculation of NOI excludes certain components of net income in order to provide results that are more closely related to our properties' results of operations. NOI does not represent cash generated by operating activities in accordance with GAAP and should not be considered as an alternative to net income, operating income or cash flow from operating activities, determined in accordance with GAAP, or as an indicator of our financial performance or liquidity, nor is this measure necessarily indicative of sufficient cash flow to fund all of our needs. We believe that NOI may facilitate an understanding of our consolidated historical operating results. This measure should be considered in conjunction with net income, operating income and cash flow from operating activities as presented in our Consolidated Statements of Income and Comprehensive

  Income and Consolidated Statements of Cash Flows. Other real estate investment trusts, or REITs, and real estate companies may calculate NOI differently than we do.

(4)
We calculate funds from operations, or FFO, and Normalized FFO as shown above. FFO is calculated on the basis defined by The National Association of Real Estate Investment Trusts, or NAREIT, which is net income, calculated in accordance with GAAP, plus real estate depreciation and amortization and loss on asset impairment, as well as other adjustments currently not applicable to us. Our calculation of Normalized FFO differs from NAREIT's definition of FFO because we exclude acquisition related costs. We consider FFO and Normalized FFO to be appropriate measures of operating performance for a REIT, along with net income, operating income and cash flow from operating activities. We believe that FFO and Normalized FFO provide useful information to investors because by excluding the effects of certain historical amounts, such as depreciation expense, FFO and Normalized FFO may facilitate a comparison of our operating performance between periods. FFO and Normalized FFO are among the factors considered by our Board of Trustees when determining the amount of distributions to our shareholders. Other factors include, but are not limited to, requirements to maintain our status as a REIT, limitations in our revolving credit facility and term loan agreements, the availability of debt and equity capital to us, our expectation of our future capital requirements and operating performance, and our expected needs and availability of cash to pay our obligations. FFO and Normalized FFO do not represent cash generated by operating activities in accordance with GAAP and should not be considered as alternatives to net income, operating income or cash flow from operating activities, determined in accordance with GAAP, or as indicators of our financial performance or liquidity, nor are these measures necessarily indicative of sufficient cash flow to fund all of our needs. We believe that FFO and Normalized FFO may facilitate an understanding of our consolidated historical operating results. These measures should be considered in conjunction with net income, operating income and cash flow from operating activities as presented in our Consolidated Statements of Income and Comprehensive Income and Consolidated Statements of Cash Flows. Other REITs and real estate companies may calculate FFO and Normalized FFO differently than we do.

        We refer to the 55 properties we owned on December 31, 2012 and which we have owned continuously since January 1, 2011 as comparable properties. We refer to the 29 and 16 (which 16 are included in the previously referenced 29) properties that we owned as of December 31, 2012 and 2011, respectively, which we purchased during the period from January 1, 2011 to December 31, 2012, as acquired properties. Our consolidated income statement for the year ended December 31, 2012 includes the operating results of 16 acquired properties for the entire year and 13 acquired properties for less than the entire year, as we purchased those 16 properties prior to January 1, 2012 and we purchased those 13 properties during that period. Our consolidated income statement for the year ended December 31, 2011 includes the operating results of 16 acquired properties for less than the entire year, as those properties were purchased during 2011.

        References to changes in the income and expense categories below relate to the comparison of consolidated results for the year ended December 31, 2012, compared to the year ended December 31, 2011.

        Rental income.    The increase in rental income reflects the effects of acquired properties, partially offset by lower revenues for comparable properties. Rental income for acquired properties increased $9,202 from properties acquired during 2012 and $30,228 from properties acquired during 2011. Rental income for comparable properties decreased primarily due to a decrease in occupancy at three of our properties, partially offset by the effect of net rental increases at certain of our other properties. Rental income includes non-cash straight line rent adjustments totaling $3,553 in 2012 and $1,729 in 2011 and amortization of acquired leases and assumed lease obligations totaling ($1,812) in 2012 and ($498) in 2011.

        Real estate taxes.    The increase in real estate taxes primarily reflects the effects of acquired properties. Real estate taxes for acquired properties increased $806 from properties acquired during 2012 and $3,083 from properties acquired during 2011. Real estate taxes for comparable properties increased slightly due to the combined effects of higher tax assessments at certain of our properties, partially offset by lower assessed values from successful property tax appeals at certain of our other properties.

        Utility expenses.    The increase in utility expenses reflects the effects of acquired properties, partially offset by lower utility expenses for comparable properties. Utility expenses for acquired properties increased $521 from properties acquired during 2012 and $2,906 from properties acquired during 2011. Utility expenses at comparable properties declined due to decreased tenant usage as a result of the warmer than normal temperatures experienced in many parts of the United States in early

2012, a decrease in usage at certain of our properties as a result of increased vacancies and the impact of energy conservation efforts at certain of our properties.

        Other operating expenses.    Other operating expenses consist of property management fees, salaries and benefit costs of property level personnel, repairs and maintenance expense, cleaning expense and other direct costs of operating our properties. The increase in other operating expenses reflects the effects of acquired properties, partially offset by lower expenses for comparable properties. Other operating expenses for acquired properties increased $1,457 for properties acquired during 2012 and $6,206 for properties acquired during 2011. Other operating expenses at comparable properties decreased primarily as a result of lower snow removal costs at certain of our properties, partially offset by higher repair and maintenance expense at certain of our properties.

        Depreciation and amortization.    The increase in depreciation and amortization reflects the effect of property acquisitions and improvements made to certain of our properties since January 1, 2011. Depreciation and amortization for acquired properties increased $2,910 for properties acquired during 2012 and $9,154 for properties acquired during 2011.

        Loss on asset impairment.    Loss on asset impairment in 2012 reflects the write down to estimated fair value for one property we entered an agreement to sell in February 2013.

        Acquisition related costs.    Acquisition related costs represent legal and due diligence costs incurred in connection with our acquisition activity during 2012 and 2011.

        General and administrative.    General and administrative expenses consist of fees pursuant to our business management agreement with RMR, equity compensation expense, legal and accounting fees, Trustees' fees and expenses, securities listing and transfer agency fees and other costs relating to our status as a publicly traded company. The increase in general and administrative expenses primarily reflects and results from our property acquisitions since January 1, 2011.

        Interest and other income.    The decrease in interest and other income is primarily the result of a smaller average amount of investable cash in 2012 compared to 2011.

        Interest expense.    The increase in interest expense reflects a larger average outstanding debt balance during 2012 compared to 2011, partially offset by a lower weighted average interest rate in 2012.

        Equity in earnings of an investee.    Equity in earnings of an investee represents our proportionate share of earnings from our investment in AIC.

        Income tax expense.    The decrease in income tax expense is a result of lower state income taxes in 2012 compared to 2011.

        Net income.    Our net income increased in 2012 as compared to 2011 as a result of the changes noted above. On a per share basis, net income in 2012 is lower as compared to 2011 principally due to our issuance of common shares pursuant to a public offerings in 2012 and 2011.

Year Ended December 31, 2011, Compared to Year Ended December 31, 2010 (amounts in thousands, except per share amounts)

	Comparable Properties Results(1) Year Ended December 31,				Acquired Properties Results(2) Year Ended December 31,				Consolidated Results Year Ended December 31,
	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change
Rental income	$87,248	$88,444	$(1,196)	(1.4)%	$91,702	$28,775	$62,927	218.7%	$178,950	$117,219	$61,731	52.7%

Operating expenses:
Real estate taxes	8,878	9,157	(279)	(3.0)%	10,467	3,020	7,447	246.6%	19,345	12,177	7,168	58.9%
Utility expenses	6,604	6,646	(42)	(0.6)%	8,712	2,418	6,294	260.3%	15,316	9,064	6,252	69.0%
Other operating expenses	15,083	14,797	286	1.9%	16,701	5,140	11,561	224.9%	31,784	19,937	11,847	59.4%

Total operating expenses	30,565	30,600	(35)	(0.1)%	35,880	10,578	25,302	239.2%	66,445	41,178	25,267	61.4%

Net operating income(3)	$56,683	$57,844	$(1,161)	(2.0)%	$55,822	$18,197	$37,625	206.8%	112,505	76,041	36,464	48.0%

Other expenses
Depreciation and amortization									40,089	24,239	15,850	65.4%
Acquisition related costs									3,504	5,750	(2,246)	(39.1)%
General and administrative									10,898	7,061	3,837	54.3%

Total other expenses									54,491	37,050	17,441	47.1%

Operating income									58,014	38,991	19,023	48.8%
Interest and other income									104	103	1	1.0%
Interest expense (including net amortization of debt premiums and deferred financing fees of $1,045 and $2,283, respectively).									(12,057)	(7,351)	(4,706)	64.0%
Loss on extinguishment of debt									—	(3,786)	3,786	(100.0)%
Equity in earnings (losses) of an investee									139	(1)	140	n/m

Income before income tax expense									46,200	27,956	18,244	65.3%
Income tax expense									(203)	(161)	(42)	26.1%

Net income									$45,997	$27,795	$18,202	65.5%

Weighted average common shares outstanding									43,368	34,341	9,027	26.3%

Net income per common share									$1.06	$0.81	$0.25	30.9%

Calculation of Funds From Operations and Normalized Funds From Operations(4)
Net income									$45,997	$27,795
Depreciation and amortization									40,089	24,239

Funds from operations									86,086	52,034
Acquisition related costs									3,504	5,750
Loss on extinguishment of debt									—	3,786

Normalized funds from operations									$89,590	$61,570

Funds from operations per common share									$1.99	$1.52

Normalized funds from operations per common share									$2.07	$1.79

(1)
Comparable properties consist of 33 properties we owned on December 31, 2011 and which we owned continuously since January 1, 2010.

(2)
Acquired properties consist of the 38 and 22 (which 22 are included in the previously referenced 38) properties we owned on December 31, 2011 and December 31, 2010, respectively, and which we acquired during the period from January 1, 2010 to December 31, 2011.

        We refer to the 33 properties we owned on December 31, 2011 and which we have owned continuously since January 1, 2010 as comparable properties. We refer to the 38 and 22 (which 22 are included in the previously referenced 38) properties that we owned as of December 31, 2011 and 2010, respectively, which we purchased during the period from January 1, 2010 to December 31, 2011, as acquired properties. Our consolidated income statement for the year ended December 31, 2011 includes the operating results of 22 acquired properties for the entire year and 16 acquired properties for less than the entire year, as we purchased those 22 properties prior to January 1, 2011 and we purchased those 16 properties during that period. Our consolidated income statement for the year ended December 31, 2010 includes the operating results of 22 acquired properties for less than the entire year, as those properties were purchased during 2010.

        References to changes in the income and expense categories below relate to the comparison of consolidated results for the year ended December 31, 2011, compared to the year ended December 31, 2010.

        Rental income.    The increase in rental income reflects the effects of acquired properties, partially offset by lower revenues for comparable properties. Rental income for acquired properties increased $22,951 from properties acquired during 2011 and $39,976 from properties acquired during 2010. Rental income for the comparable properties decreased primarily due to a decrease in occupancy at one of our properties and lower real estate tax expense recoveries at certain of our properties, partially offset by the effect of net rental increases at certain of our other properties. Rental income includes non-cash straight line rent adjustments totaling $1,729 in 2011 and ($5) in 2010 and amortization of acquired leases and assumed lease obligations totaling ($498) in 2011 and ($34) in 2010.

        Real estate taxes.    The increase in real estate taxes primarily reflects the effects of acquired properties. Real estate taxes for acquired properties increased $2,155 from properties acquired during 2011 and $5,292 from properties acquired during 2010. Real estate taxes for comparable properties decreased primarily due to the effects of lower assessed values from successful property tax appeals at certain of our properties.

        Utility expenses.    The increase in utility expenses reflects the effects of acquired properties. Utility expenses for acquired properties increased $1,771 from properties acquired during 2011 and $4,523 from properties acquired during 2010. Utility expenses for comparable properties were essentially unchanged between 2011 and 2010.

        Other operating expenses.    The increase in other operating expenses reflects the effects of acquired properties in addition to a slight increase in other operating expenses for comparable properties. Other operating expenses for acquired properties increased $3,517 for properties acquired during 2011 and $8,044 for properties acquired during 2010. Other operating expenses for comparable properties increased primarily due to increased repair and maintenance costs at certain of our properties.

        Depreciation and amortization.    The increase in depreciation and amortization reflects the effect of property acquisitions and improvements made to certain of our properties since January 1, 2010. Depreciation and amortization for acquired properties increased $6,773 for properties acquired during 2011 and $8,834 for properties acquired during 2010.

        Acquisition related costs.    Acquisition related costs represent legal and due diligence costs incurred in connection with our acquisition activity during 2011 and 2010.

        General and administrative.    The increase in general and administrative expenses primarily reflects the effect of our property acquisitions since January 1, 2010.

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

        Equity in earnings (losses) of an investee.    Equity in earnings (losses) of an investee represents our proportionate share of earnings (losses) from our investment in AIC.

        Income tax expense.    The increase in income tax expense is a result of our higher operating income in 2011 compared to 2010 which is subject to state income taxes in certain jurisdictions.

        Net income.    Our net income increased in 2011 as compared to 2010 as a result of the changes noted above. On a per share basis, the percentage increase in net income in 2011 as compared to 2010 is lower due to our issuance of common shares pursuant to public offerings in 2010 and 2011.

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

  •
  control operating cost increases at our properties; and

  •
  purchase additional properties which produce cash flows from operations in excess of our cost of acquisition capital.

        We generally do not intend to purchase "turn around" properties, or properties which do not generate positive cash flows. Our future purchases of properties which generate positive cash flow cannot be accurately projected because such purchases depend upon available opportunities which come to our attention and upon our ability to successfully acquire such properties.

        Our changes in cash flows for the year ended December 31, 2012 compared to the year ended December 31, 2011 were as follows: (i) cash provided by operating activities increased from $80,487 in 2011 to $100,308 in 2012; (ii) cash used in investment activities decreased from ($390,551) in 2011 to ($232,467) in 2012; and (iii) cash provided by financing activities decreased from $310,899 in 2011 to $134,142 in 2012.

        The increase in cash provided by operating activities for the year ended December 31, 2012 as compared to the year ended December 31, 2011 was due primarily to increased operating cash flow from our acquisitions of properties after January 1, 2011 and changes in our working capital. The decrease in cash used in investing activities for the year ended December 31, 2012 as compared to the year ended December 31, 2011 was due primarily to our acquisition of 16 properties for an aggregate purchase price of $387,491, excluding acquisition costs, during 2011, as compared to 13 properties for an aggregate purchase price of $213,626, excluding acquisition costs, during 2012. The decrease in cash provided by financing activities for the year ended December 31, 2012 as compared to the year ended December 31, 2011 was due primarily to a decrease in borrowings under our revolving credit facility required to fund our acquisition activities during 2012 as compared to 2011.

Our Investment and Financing Liquidity and Resources (dollar amounts in thousands, except per share amounts).

        In order to fund acquisitions and to meet cash needs that may result from timing differences between our receipt of rents and our desire or need to make distributions or pay operating or capital expenses, we maintain a $550,000 unsecured revolving credit facility with a group of institutional lenders. The maturity date of our revolving credit facility is October 19, 2015 and, subject to the payment of an extension fee and meeting certain other conditions, includes an option for us to extend the stated maturity date of our revolving credit facility by one year to October 19, 2016. In addition, our revolving credit facility includes a feature under which maximum borrowings may be increased to up to $1,100,000 in certain circumstances. Borrowings under our revolving credit facility bear interest at a rate of LIBOR plus a spread, which was 150 basis points as of December 31, 2012. We also pay a facility fee of 35 basis points per annum on the total amount of lending commitments under our revolving credit facility. Both the interest rate spread and the facility fee are subject to adjustment based upon changes to our credit ratings. We can borrow, repay and reborrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity. As of December 31, 2012, the interest rate payable on borrowings under our revolving credit facility was 1.71%, and the weighted average interest rate for borrowings under our revolving credit facility was 1.75% for the year ended December 31, 2012. As of December 31, 2012 and February 19, 2013, we had $49,500 and $55,000, respectively, outstanding under our revolving credit facility and $500,500 and $495,000 available to borrow under our revolving credit facility.

        On January 12, 2012, we entered into a five year $350,000 unsecured term loan. Our term loan matures on January 11, 2017, and is prepayable without penalty at any time. The amount outstanding under our term loan bears interest at a rate of LIBOR plus a spread that is subject to adjustment based upon changes to our credit ratings. As of December 31, 2012, the interest rate payable on the amount outstanding under our term loan was 1.96%. We used the net proceeds of our term loan to repay amounts outstanding under our revolving credit facility and to fund general business activities.

        Our revolving credit facility agreement and our term loan agreement provide for acceleration of payment of all amounts due thereunder upon the occurrence and continuation of certain events of default, including a change of control of us and the termination of our business management agreement with RMR. Our revolving credit facility agreement and our term loan agreement also contain a number of covenants, including covenants that restrict our ability to incur debts or to make distributions under certain circumstances and require us to maintain financial ratios and a minimum net worth. We believe we were in compliance with the terms and conditions of our revolving credit facility agreement and our term loan agreement at December 31, 2012.

        On October 19, 2012, we issued 7,500,000 common shares in a public offering at a price of $23.25 per share, raising net proceeds of approximately $166,718. We used the net proceeds of this offering to repay amounts outstanding under our revolving credit facility.

        We currently expect to use cash balances, borrowings under our revolving credit facility and net proceeds from offerings of equity or debt securities to fund our future operations, capital expenditures, distributions to our shareholders and any future property acquisitions. When significant amounts are outstanding under our revolving credit facility or the maturity date of our revolving credit facility or our other debts approach, we intend to explore alternatives for repaying or refinancing such amounts. Such alternatives may include incurring additional term debt, issuing new equity securities, extending the maturity date of our revolving credit facility and entering into a new revolving credit facility. Although we cannot assure that we will be successful in consummating any particular type of financing, we believe that we will have access to financing, such as debt and equity offerings, to fund future acquisitions and capital expenditures and to pay our obligations. We currently have an effective shelf registration statement that allows us to issue public securities on an expedited basis, but it does not assure that there will be buyers for such securities.

        Our ability to obtain, and the costs of, our future financings will depend primarily on market conditions and our creditworthiness. We have no control over market conditions. Potential investors and lenders likely will evaluate our ability to pay distributions to shareholders, fund required debt service and repay debts when they become due by reviewing our business practices and plans to balance our use of debt and equity capital so that our financial profile and leverage ratios afford us flexibility to withstand any reasonably anticipated adverse changes. We intend to conduct our business activities in a manner which will afford us reasonable access to capital for investment and financing activities, but we cannot assure that we will be able to successfully carry out this intention.

        On each of February 24, 2012, May 24, 2012 and August 22, 2012, we paid a $0.42 per share distribution to our common shareholders. On November 21, 2012, we paid a $0.43 per share distribution to our common shareholders. We funded these distributions using cash on hand and borrowings under our revolving credit facility. On January 10, 2013, we declared a distribution payable to common shareholders of record on January 25, 2013, in the amount of $0.43 per share. We expect to pay this distribution on or about February 22, 2013 using existing cash balances and borrowings under our revolving credit facility.

        During the years ended December 31, 2012 and 2011, cash expenditures made and capitalized at our properties for tenant improvements, leasing costs, building improvements and development and redevelopment activities were as follows (dollars in thousands):

	Year Ended December 31,
	2012	2011
Leasing capital(1)	$11,109	$3,853
Building improvements(2)	$4,160	$2,473
Development, redevelopment and other activities(3)	$6,474	$2,945

(1)
Leasing capital includes tenant improvements and other tenant inducements and leasing costs such as brokerage commissions.

(2)
Building improvements generally include expenditures to replace obsolete building components and expenditures that extend the useful life of existing assets.

(3)
Development, redevelopment and other activities generally include non-recurring expenditures that we believe increase the value of our properties.

        Leases totaling 1,514,125 rentable square feet expired during the year ended December 31, 2012. During the year ended December 31, 2012, we entered into leases totaling 1,192,532 rentable square feet, which includes lease renewals of 1,094,509 rentable square feet. The weighted average (by rentable square feet) rental rates for leases of 1,055,123 rentable square feet entered into with government tenants during the year ended December 31, 2012 increased by 10.7%, when compared to the weighted average (by rentable square feet) rental rates previously charged for the same space. The weighted average (by rentable square feet) rental rates for leases of 137,409 rentable square feet entered into with non-government tenants during the year ended December 31, 2012 decreased by 1.5% when compared to the weighted average (by rentable square feet) rental rates previously charged for the same space.

        During the year ended December 31, 2012 commitments made for expenditures, such as tenant improvements and leasing costs, in connection with leasing space, were as follows (dollars in thousands, except per square foot amounts):

	New Leases	Lease Renewals	Total
Rentable square feet leased during the period	98,023	1,094,509	1,192,532
Tenant leasing costs and concession commitments(1)	$6,118	$7,578	$13,696
Tenant leasing costs and concession commitments per rentable square foot	$62.41	$6.92	$11.48
Weighted average lease term (years)(2)	9.1	5.3	5.7
Total leasing costs and concession commitments per rentable square foot per year	$6.88	$1.30	$2.02

(1)
Includes commitments made for leasing expenditures and concessions, such as improvements, leasing commissions, tenant reimbursements and free rent.

(2)
Weighted based on the average annual contractual rents from our tenants pursuant to leases as of December 31, 2012, including straight line rent adjustments and estimated recurring expense reimbursements, but excluding lease value amortization.

        As of December 31, 2012, our contractual obligations were as follows (dollars in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Long term debt obligations	$490,477	$1,933	$100,263	$376,016	$12,265
Tenant related obligations(1)	9,538	8,866	614	19	39
Projected interest expense(2)	56,169	15,392	29,345	10,154	1,278

Total	$556,184	$26,191	$130,222	$386,189	$13,582

(1)
Committed tenant related obligations include leasing commissions and tenant improvements and are based on leases executed through December 31, 2012.

(2)
Projected interest expense is attributable to only our long term debt obligations as of December 31, 2012 at existing rates and is not intended to project future interest costs which may result from debt prepayments, new debt issuances or changes in interest rates.

Off Balance Sheet Arrangements

        As of December 31, 2012, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Debt Covenants (dollars in thousands)

        Our principal debt obligations at December 31, 2012 were our $550,000 revolving credit facility, our $350,000 term loan and four secured mortgage loans assumed in connection with certain of our acquisitions. Our mortgage loans are non-recourse and do not contain any material financial covenants. Our revolving credit facility agreement and our term loan agreement contain a number of covenants which restrict our ability to incur debts in excess of calculated amounts, restrict our ability to make distributions under certain circumstances and generally require us to maintain certain financial ratios. Our revolving credit facility agreement and our term loan agreement provide for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default or upon a change of control of us, including a change in our management by RMR. We believe we were in compliance with all of our covenants under our revolving credit facility agreement and our term loan agreement at December 31, 2012.

        Our revolving credit facility agreement and our term loan agreement contain cross default provisions, which are generally triggered upon default of any of our other debts of at least $25,000 or more that are recourse debts and to any other debts of $50,000 or more that are non-recourse debts. Termination of our business management agreement or property management agreement with RMR would cause a default under our revolving credit facility agreement and our term loan agreement, if not approved by the majority of our lenders.

Related Person Transactions (dollars in thousands)

        We have relationships and historical and continuing transactions with our Trustees, our executive officers, RMR, CWH, AIC and other companies to which RMR provides management services and others affiliated with them. For example, we have no employees and personnel and various services we require to operate our business are provided to us by RMR pursuant to management agreements; and RMR is owned by our Managing Trustees. Also, as a further example, we have or had relationships with other companies to which RMR provides management services and which have trustees, directors and officers who are also trustees, directors or officers of ours or RMR, including: CWH, which is our former parent and is our largest shareholder and from which we have previously purchased properties that are majority leased to government tenants; and we, RMR, CWH and five other companies to which RMR provides management services each currently own 12.5% of AIC, an Indiana insurance company, and we and the other shareholders of AIC have property insurance in place providing $500,000 of coverage pursuant to an insurance program arranged by AIC and with respect to which AIC is a reinsurer of certain coverage amounts. For further information about these and other such relationships and related person transactions, please see Note 5 to the Notes to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K, which is incorporated herein by reference, and the section captioned "Business" above in Part I, Item 1 of this Annual Report on Form 10-K. In addition, for more information about these transactions and relationships and about the risks that may arise as a result of these and other related person transactions and relationships, please see elsewhere in this Annual Report on Form 10-K, including "Warning Concerning Forward Looking Statements" and Part I, Item 1A, "Risk Factors." Copies of certain of our agreements with these related parties, including our business management agreement and property management agreement with RMR, various agreements we have entered with CWH and our shareholders agreement with AIC and its shareholders, are publicly available as exhibits to our public filings with the SEC and accessible at the SEC's website at www.sec.gov.

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

        We allocate the acquisition cost of each property investment to various property components such as land, buildings and improvements and intangibles based on their fair values, and each component generally has a different useful life. For real estate acquired, we record building, land and improvements, and, if applicable, the value of acquired in place leases, the fair market value of above or below market leases and customer relationships at fair value. We allocate the excess, if any, of the consideration over the fair value of assets acquired to goodwill. We base purchase price allocations and the determination of useful lives on our estimates and, under some circumstances, studies from independent real estate appraisal firms to provide market information and evaluations that are relevant to management's purchase price allocations and determinations of useful lives; however, management is ultimately responsible for the purchase price allocations and determination of useful lives.

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

Impact of Inflation

        Inflation in the past several years in the United States has been modest. Future inflation might have either positive or negative impacts on our business. Inflation might cause the value of our real estate to increase. Inflation might also cause our costs of equity and debt capital and operating costs to increase. An increase in our capital costs or in our operating costs may result in decreased earnings unless it is offset by increased revenues. Our U.S. Government leases generally provide for annual rent increases based on a cost of living indexed adjustment to certain historical costs which may mitigate the adverse impact of those increased costs, although such rent increases may not completely offset the cost increases which we experience as a result of inflation.

        To mitigate the adverse impact of any increased cost of debt capital in the event of material inflation, we may enter into interest rate hedge arrangements in the future. The decision to enter into these agreements will be based on various factors, including the amount of our floating rate debt outstanding, our belief that material interest rate increases are likely to occur, the costs of and our expected benefit from these agreements and upon requirements of our borrowing arrangements. At present we have no such hedge arrangements.

Impact of Climate Change

        The current political debate about climate change has resulted in various treaties, laws and regulations which are intended to limit carbon emissions. We believe these laws being enacted or proposed may cause energy costs at our properties to increase in the future. In an effort to reduce the effects of any increased energy costs in the future, we and our manager, RMR, continuously study ways to improve the energy efficiency at all of our properties. RMR is a member of the Energy Star Partner program, a joint program of the U.S. Environmental Protection Agency and the U.S. Department of Energy which is focused on promoting energy efficiency at commercial properties through its "Energy Star" label program, and a member of the U.S. Green Building Council, a nonprofit organization focused on promoting energy efficiency at commercial properties through its leadership in energy and environmental design, or LEED®, green building certificate program. We do not expect the direct impact of these possible increases in energy costs resulting from laws designed to address climate change to be material to our results of operations because most of the increased costs either may be the responsibility of our tenants directly or in large part may be passed through by us to our tenants as additional lease payments; however, for certain of our leases, we may be unable to pass through such increased amounts. Although we do not believe it is likely in the foreseeable future, laws enacted to mitigate climate change may make some of our buildings obsolete or cause us to make material investments in our properties which could materially and adversely affect our financial condition and results of operations.

        There have recently been severe weather activities in different parts of the country that some observers believe evidence global climate change, including the recent Hurricane Sandy that impacted portions of the eastern United States in October 2012. Such severe weather that may result from climate change may have an adverse effect on individual properties we own. We mitigate these risks by owning a diversified portfolio of properties and by procuring insurance coverage we believe adequate to protect us from material damages and losses from such activities. However, there can be no assurance that our mitigation efforts will be sufficient or that storms that may occur due to future climate change or otherwise could not have a material adverse effect on our business.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk (dollar amounts in thousands)

        We are exposed to risks associated with market changes in interest rates. We manage our exposure to this market risk by monitoring available financing alternatives. Other than as described below, we do not currently foresee any significant changes in our exposure to fluctuations in interest rates or in how we manage this exposure in the near future.

        At December 31, 2012, our outstanding fixed rate debt consisted of the following:

Debt	Principal Balance	Annual Interest Rate(1)	Annual Interest Expense	Maturity	Interest Payments Due
Mortgage	$48,653	5.73%	$2,827	2015	Monthly
Mortgage	24,441	6.21%	1,539	2016	Monthly
Mortgage	9,369	7.00%	656	2019	Monthly
Mortgage	8,514	8.15%	694	2021	Monthly

	$90,977		$5,715

(1)
The principal balances and interest rates are the amounts determined pursuant to the contracts. In accordance with GAAP, our carrying values and recorded interest expense may differ from these amounts because of market conditions at the time we assumed these debts. For more information, see Note 7 to the Notes to our Consolidated Financial Statements included in Item 15 of this Annual Report on Form 10-K.

        Our mortgages require principal and interest payments through maturity pursuant to amortization schedules. Because these debts bear interest at a fixed rate, changes in market interest rates during the term of these debts will not affect our interest obligations. If these debts were refinanced at interest rates which are 100 bps higher or lower than shown above, our per annum interest cost would increase or decrease, respectively, by approximately $920.

        Changes in market interest rates would affect the fair value of our fixed rate debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt. Based on the balances outstanding at December 31, 2012, and discounted cash flow analysis through the respective maturity dates, and assuming no other changes in factors that may affect the fair value of our fixed rate debt obligations, a hypothetical immediate 100 bps increase in interest rates would decrease the fair value of those obligations by approximately $2,566, and a hypothetical immediate 100 bps decrease in interest rates would increase the fair value of those obligations by approximately $3,005.

        Each of our fixed rate secured debt arrangements allows us to make repayments earlier than the stated maturity date. In some cases, we are not allowed to make early repayment prior to a cutoff date and we are generally allowed to make prepayments only at a premium equal to a make whole amount, as defined, which is generally designed to preserve a stated yield to the note holder. These prepayment rights may afford us opportunities to mitigate the risk of refinancing our debts at maturity at higher rates by refinancing prior to maturity.

        At December 31, 2012, our floating rate debt consisted of $49,500 outstanding under our $550,000 unsecured revolving credit facility and our $350,000 unsecured term loan. Our revolving credit facility matures in October 2015, and subject to our meeting certain conditions, including our payment of an extension fee, we have the option to extend the stated maturity by one year to October 2016. No principal repayments are required under our revolving credit facility or term loan prior to maturity, and prepayments may be made, and redrawn subject to conditions, at any time without penalty. Borrowings under our revolving credit facility and term loan are in U.S. dollars and bear interest at a rate of LIBOR plus a spread that is subject to adjustment based upon changes to our credit ratings.

Accordingly, we are vulnerable to changes in U.S. dollar based short term rates, specifically LIBOR. There have been recent governmental inquiries regarding the setting of LIBOR, which may result in changes to the process that could have the effect of increasing LIBOR. In addition, upon renewal or refinancing of our revolving credit facility or our term loan, we are vulnerable to increases in interest rate spreads due to market conditions or our perceived credit risk. Generally, a change in interest rates generally would not affect the value of our floating rate debt but would affect our operating results.

        The following table presents the impact a 100 bps increase in interest rates would have on our floating rate interest expense as of December 31, 2012:

	Impact of Changes in Interest Rates
	Interest Rate(1)	Outstanding Debt	Total Interest Expense Per Year
At December 31, 2012	1.930%	$399,500	$7,817
100 bps increase	2.930%	399,500	11,868

(1)
Weighted based on the outstanding borrowings as of December 31, 2012.

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

        The following table presents the impact a 100 bps increase in interest rates would have on our annual floating rate interest expense as of December 31, 2012 if we were fully drawn on our revolving credit facility and our term loan remained outstanding:

	Impact of Changes in Interest Rates
	Interest Rate(1)	Outstanding Debt	Total Interest Expense Per Year
At December 31, 2012	1.930%	$900,000	$17,611
100 bps increase	2.930%	900,000	26,736

(1)
Weighted based on the outstanding borrowings as of December 31, 2012.

        Although we have no present plans to do so, we may in the future enter into hedge arrangements from time to time to mitigate our exposure to changes in interest rates.

Item 8.    Financial Statements and Supplementary Data

        The information required by this item is included in Item 15 of this Annual Report on Form 10-K.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

        As of the end of the pweriod covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Managing Trustees, our President and our Treasurer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based upon that evaluation, our Managing Trustees, our President and our Treasurer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

        There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

        Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on our assessment, we believe that, as of December 31, 2012, our internal control over financial reporting is effective.

        Ernst & Young LLP, the independent registered public accounting firm that audited our 2012 consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting. Its report appears elsewhere herein.

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

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Equity Compensation Plan Information.    We may grant our common shares to our officers and other employees of RMR under our equity compensation plan adopted in 2009, or the 2009 Plan. In addition, each of our trustees receives 2,000 common shares per year under the 2009 Plan as part of his or her annual compensation for serving as a trustee. The terms of grants made under the 2009 Plan are determined by our Board of Trustees, or a committee thereof, at the time of the grant. The following table is as of December 31, 2012.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders—2009 Plan	None.	None.	1,781,112(1)
Equity compensation plans not approved by security holders	None.	None.	None.
Total	None.	None.	1,781,112(1)

(1)
Pursuant to the terms of the 2009 Plan, in no event shall the number of common shares issued under the 2009 Plan exceed 2,000,000. Since the 2009 Plan was established, 218,888 share awards have been granted.

        Payments by us to RMR are described in Note 5 to the Notes to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K. The remainder of the information required by Item 12 is incorporated by reference to our definitive Proxy Statement.

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

(b)
Exhibits

Exhibit Number	Description
3.1	Composite Copy of Amended and Restated Declaration of Trust, dated June 8, 2009, as amended to date. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.)
3.2	Amended and Restated Bylaws of the Company, adopted February 21, 2012. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2011.)
4.1	Form of Common Share Certificate. (Incorporated by reference to Amendment No. 2 to the Company's Registration Statement on Form S-11/A, File No. 333-157455.)
8.1	Opinion of Sullivan & Worcester LLP as to certain tax matters. (Filed herewith.)
10.1
Transaction Agreement, dated June 8, 2009, between HRPT Properties Trust (now known as CommonWealth REIT) and the Company. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.)
10.2
Credit Agreement, dated as of October 28, 2010, among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and each of the other financial institutions initially a signatory thereto. (Incorporated by reference to the Company's Current Report on Form 8-K dated October 29, 2010.)
10.3
First Amendment to Credit Agreement, dated as of October 18, 2011, among the Company, Wells Fargo Bank, National Association, as Administrative Agent, Bank of America, N.A., as Syndication Agent, and the other parties thereto. (Incorporated by reference to the Company's Current Report on Form 8-K dated October 19, 2011.)

Exhibit Number	Description
10.4	Term Loan Agreement, dated as of January 12, 2012, among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and each of the other financial institutions initially a signatory thereto. (Incorporated by reference to the Company's Current Report on Form 8-K dated January 12, 2012.)
10.5
Amended and Restated Business Management Agreement, dated as of December 10, 2012, between the Company and Reit Management & Research LLC.(+) (Incorporated by reference to the Company's Current Report on Form 8-K dated December 10, 2012.)
10.6
Amended and Restated Property Management Agreement, dated as of January 11, 2011, between the Company and Reit Management & Research LLC.(+) (Incorporated by reference to the Company's Current Report on Form 8-K dated January 11, 2011.)
10.7
First Amendment to Amended and Restated Property Management Agreement, dated as of December 10, 2012, between the Company and Reit Management & Research LLC.(+) (Incorporated by reference to the Company's Current Report on Form 8-K dated December 10, 2012.)
10.8	2009 Incentive Share Award Plan.(+) (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.)
10.9	Form of Restricted Share Agreement.(+) (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.)
10.10	Form of Indemnification Agreement.(+) (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.)
10.11	Summary of Trustee Compensation.(+) (Incorporated by reference to the Company's Current Report on Form 8-K dated May 16, 2012.)
10.12
Amended and Restated Shareholders Agreement, dated May 21, 2012, by and among Affiliates Insurance Company, Five Star Quality Care, Inc., Hospitality Properties Trust, CommonWealth REIT, Senior Housing Properties Trust, TravelCenters of America LLC, Reit Management & Research LLC, the Company and Select Income REIT. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.)
21.1	Subsidiaries of the Company. (Filed herewith.)
23.1	Consent of Ernst & Young LLP. (Filed herewith.)
23.2	Consent of Sullivan & Worcester LLP. (Contained in Exhibit 8.1.)
31.1	Rule 13a-14(a) Certification. (Filed herewith.)
31.2	Rule 13a-14(a) Certification. (Filed herewith.)
31.3	Rule 13a-14(a) Certification. (Filed herewith.)
31.4	Rule 13a-14(a) Certification. (Filed herewith.)
32.1	Section 1350 Certification. (Furnished herewith.)

Exhibit Number	Description
101.1	The following materials from the Company's Annual Report on Form 10-K for the year ended December 31, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statements of Shareholders' Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these financial statements, tagged as blocks of text and in detail. (Filed herewith.)

(+)
Management contract or compensatory plan or arrangement.

 Report of Independent Registered Public Accounting Firm

To the Trustees and Shareholders of Government Properties Income Trust

        We have audited the accompanying consolidated balance sheets of Government Properties Income Trust (the "Company") as of December 31, 2012 and 2011, and the related consolidated statements of income and comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Government Properties Income Trust at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Government Properties Income Trust's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Boston, Massachusetts February 21, 2013

 Report of Independent Registered Public Accounting Firm

To the Trustees and Shareholders of Government Properties Income Trust

        We have audited Government Properties Income Trust's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Government Properties Income Trust's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in Management Report on Assessment of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, Government Properties Income Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2012 consolidated financial statements of Government Properties Income Trust and our report dated February 21, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Boston, Massachusetts February 21, 2013

GOVERNMENT PROPERTIES INCOME TRUST

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	December 31,
	2012	2011
ASSETS
Real estate properties:
Land	$244,655	$224,674
Buildings and improvements	1,288,813	1,129,994

	1,533,468	1,354,668
Accumulated depreciation	(175,482)	(156,618)

	1,357,986	1,198,050
Acquired real estate leases, net	144,484	117,596
Cash and cash equivalents	5,255	3,272
Restricted cash	1,553	1,736
Rents receivable, net	29,099	29,000
Deferred leasing costs, net	7,661	3,074
Deferred financing costs, net	5,718	5,550
Other assets, net	10,378	10,297

Total assets	$1,562,134	$1,368,575

LIABILITIES AND SHAREHOLDERS' EQUITY
Unsecured revolving credit facility	$49,500	$345,500
Unsecured term loan	350,000	—
Mortgage notes payable	93,127	95,383
Accounts payable and accrued expenses	19,208	20,691
Due to related persons	3,719	4,071
Assumed real estate lease obligations, net	19,129	11,262

Total liabilities	534,683	476,907

Commitments and contingencies
Shareholders' equity:
Common shares of beneficial interest, $.01 par value: 70,000,000 shares authorized, 54,643,888 and 47,051,650 shares issued and outstanding, respectively	547	471
Additional paid in capital	1,103,982	935,438
Cumulative net income	137,293	87,333
Cumulative other comprehensive income	99	77
Cumulative common distributions	(214,470)	(131,651)

Total shareholders' equity	1,027,451	891,668

Total liabilities and shareholders' equity	$1,562,134	$1,368,575

See accompanying notes.

GOVERNMENT PROPERTIES INCOME TRUST

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(amounts in thousands, except per share data)

	Year Ended December 31,
	2012	2011	2010
Rental income	$211,076	$178,950	$117,219

Expenses:
Real estate taxes	23,413	19,345	12,177
Utility expenses	16,810	15,316	9,064
Other operating expenses	38,558	31,784	19,937
Depreciation and amortization	51,166	40,089	24,239
Loss on asset impairment	494	—	—
Acquisition related costs	1,614	3,504	5,750
General and administrative	12,355	10,898	7,061

Total expenses	144,410	120,936	78,228

Operating income	66,666	58,014	38,991
Interest and other income	29	104	103
Interest expense (including net amortization of debt premiums and deferred financing fees of $1,332, $1,045 and $2,283, respectively)	(16,892)	(12,057)	(7,351)
Loss on extinguishment of debt	—	—	(3,786)
Equity in earnings (losses) of an investee	316	139	(1)

Income before income tax expense	50,119	46,200	27,956
Income tax expense	(159)	(203)	(161)

Net income	49,960	45,997	27,795
Other Comprehensive income:
Equity in unrealized gain of an investee	22	75	2

Other comprehensive income	22	75	2

Comprehensive income	$49,982	$46,072	$27,797

Weighted average common shares outstanding	48,617	43,368	34,341

Net income per common share	$1.03	$1.06	$0.81

See accompanying notes.

GOVERNMENT PROPERTIES INCOME TRUST

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(amounts in thousands, except share data)

	Number of Shares	Common Shares	Cumulative Common Distributions	Additional Paid In Capital	Cumulative Other Comprehensive Income	Cumulative Net Income	Total
Balance at December 31, 2009	21,481,350	$215	$(19,333)	$357,627	$—	$13,541	$352,050
Issuance of shares, net	18,975,000	190	—	418,740	—	—	418,930
Share grants	44,450	—	—	546	—	—	546
Unrealized gain on investment in AIC	—	—	—	—	2	—	2
Net income	—	—	—	—	—	27,795	27,795
Distributions to common shareholders	—	—	(41,926)	—	—	—	(41,926)

Balance at December 31, 2010	40,500,800	405	(61,259)	776,913	2	41,336	757,397
Issuance of shares, net	6,500,000	65	—	157,805	—	—	157,870
Share grants	50,850	1	—	720	—	—	721
Unrealized gain on investment in AIC	—	—	—	—	75	—	75
Net income	—	—	—	—	—	45,997	45,997
Distributions to common shareholders	—	—	(70,392)	—	—	—	(70,392)

Balance at December 31, 2011	47,051,650	471	(131,651)	935,438	77	87,333	891,668
Issuance of shares, net	7,500,000	75	—	166,643	—	—	166,718
Share grants	92,238	1	—	1,901	—	—	1,902
Unrealized gain on investment in AIC	—	—	—	—	22	—	22
Net income	—	—	—	—	—	49,960	49,960
Distributions to common shareholders	—	—	(82,819)	—	—	—	(82,819)

Balance at December 31, 2012	54,643,888	$547	$(214,470)	$1,103,982	$99	$137,293	$1,027,451

See accompanying notes.

GOVERNMENT PROPERTIES INCOME TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Year Ended December 31,
	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$49,960	$45,997	$27,795
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	32,348	26,886	19,180
Net amortization of debt premium and deferred financing fees	1,332	1,045	2,283
Straight line rental income	(3,553)	(1,729)	5
Amortization of acquired real estate leases	19,507	13,071	4,627
Amortization of deferred leasing costs	1,122	630	465
Other non-cash expenses	1,598	763	742
Loss on asset impairment	494	—	—
Loss on extinguishment of debt	—	—	3,786
Equity in (earnings) losses of an investee	(316)	(139)	1
Change in assets and liabilities:	—
Restricted cash	183	(188)	(1,548)
Deferred leasing costs	(5,183)	(2,702)	(137)
Rents receivable	3,454	(8,071)	(5,661)
Due from related persons	—	—	103
Decrease in other assets	257	(1,708)	(1,361)
Accounts payable and accrued expenses	(940)	3,909	4,433
Due to related persons	45	2,723	511

Cash provided by operating activities	100,308	80,487	55,224

CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate acquisitions and deposits	(213,626)	(387,491)	(384,375)
Real estate improvements	(18,841)	(3,060)	(6,317)
Investment in Affiliates Insurance Company	—	—	(76)

Cash used in investing activities	(232,467)	(390,551)	(390,768)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common shares, net	166,718	157,870	418,930
Repayment of mortgage notes payable	(1,793)	(1,005)	(571)
Borrowings on unsecured revolving credit facility	230,500	472,500	335,000
Repayments on unsecured revolving credit facility	(526,500)	(245,000)	(361,375)
Proceeds from unsecured term loan	350,000	—	—
Financing fees	(1,964)	(3,074)	(4,962)
Distributions to common shareholders	(82,819)	(70,392)	(50,519)

Cash provided by financing activities	134,142	310,899	336,503

Increase in cash and cash equivalents	1,983	835	959
Cash and cash equivalents at beginning of year	3,272	2,437	1,478

Cash and cash equivalents at end of year	$5,255	$3,272	$2,437

Supplemental cash flow information
Interest paid	$15,469	$10,309	$4,333
Income taxes paid	117	72	145
Non-cash investing activities
Real estate acquisitions funded with the assumption of mortgage debt	—	(49,395)	(44,951)
Non-cash financing activities
Assumption of mortgage debt	$—	$49,395	$44,951
Issuance of common shares	(1,902)	(721)	(546)

See accompanying notes.

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

Note 1. Organization

        Government Properties Income Trust, or the Company, we or us, was organized as a real estate investment trust, or REIT, under Maryland law on February 17, 2009 as a wholly owned subsidiary of CommonWealth REIT, or CWH. At the time of our organization, we issued 9.95 million of our common shares of beneficial interest, par value $.01 per share, or our common shares, to CWH. On April 24, 2009, we acquired 100% ownership of our 29 initial properties, or the Initial Properties, by means of a contribution from CWH to one of our subsidiaries. On June 8, 2009, we closed on our initial public offering, or IPO, and we became a separate publicly owned company.

        As of December 31, 2012, we owned 84 properties, or the Properties, located in 32 states and the District of Columbia containing approximately 10.2 million rentable square feet.

Note 2. Summary of Significant Accounting Policies

        Basis of Presentation.    Prior to our IPO, CWH directly or indirectly wholly owned us, and we have presented applicable transactions at CWH's historical basis.

        These consolidated financial statements include the accounts of us and our subsidiaries, all of which are 100% owned directly or indirectly by us. All intercompany transactions and balances have been eliminated.

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

        We amortize capitalized above market lease values (included in acquired in place real estate leases in our consolidated balance sheets) and below market lease values (presented as assumed real estate lease obligations in our consolidated balance sheets) as a reduction or increase, respectively, to rental income over the terms of the associated leases. Such amortization resulted in net decreases to rental income of $1,812, $498 and $34 during the years ended December 31, 2012, 2011 and 2010, respectively. We amortize the value of acquired in place leases (included in acquired in place real estate leases in our consolidated balance sheets), exclusive of the value of above market and below market acquired in place leases, over the terms of the associated leases. Such amortization amounted to $17,695, $12,573 and $4,593 during the years ended December 31, 2012, 2011 and 2010, respectively. When a lease is terminated prior to its stated expiration, we write off the unamortized amounts relating to that lease.

        Capitalized above market lease values were $39,598 and $38,415 as of December 31, 2012 and 2011, respectively, net of accumulated amortization of $10,895 and $7,083, respectively. Capitalized below market lease values were $28,408 and $20,818 as of December 31, 2012 and 2011, respectively, net of accumulated amortization of $9,279 and $9,556, respectively. The value of acquired in place leases, exclusive of the value of above and below market acquired in place leases, were $148,500 and $105,123 as of December 31, 2012 and 2011, respectively, net of accumulated amortization of $32,719 and $18,861, respectively. Future amortization of net intangible lease assets and liabilities to be recognized over the current terms of the associated leases as of December 31, 2012 are estimated to be $20,538 in 2013, $19,943 in 2014, $17,780 in 2015, $15,988 in 2016, $14,410 in 2017 and $36,696 thereafter.

        We regularly evaluate whether events or changes in circumstances have occurred that could indicate an impairment in the value of long lived assets. If there is an indication that the carrying value of an asset is not recoverable, we estimate the projected undiscounted cash flows to determine if an impairment loss should be recognized. We determine the amount of any impairment loss by comparing the historical carrying value to estimated fair value. We estimate fair value through an evaluation of recent financial performance and projected discounted cash flows using standard industry valuation techniques. In addition to consideration of impairment upon the events or changes in circumstances described above, we regularly evaluate the remaining lives of our long lived assets. If we change our estimate of the remaining lives, we allocate the carrying value of the affected assets over their revised remaining lives.

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

        Deferred Leasing Costs.    Deferred leasing costs include brokerage, legal and other fees associated with the successful negotiation of leases and are amortized on a straight line basis over the terms of the respective leases. Deferred leasing costs totaled $9,395 and $5,684 at December 31, 2012 and 2011, respectively, and accumulated amortization of deferred leasing costs totaled $1,734 and $2,610 at December 31, 2012 and 2011, respectively. Future amortization of deferred leasing costs to be recognized during the current terms of our existing leases as of December 31, 2012 are estimated to be $1,316 in 2013, $1,241 in 2014, $1,177 in 2015, $1,011 in 2016, $651 in 2017 and $2,265 thereafter.

        Deferred Financing Fees.    Deferred financing fees include issuance or assumption costs related to borrowings and are capitalized and amortized on a straight line basis over the terms of the respective loans. At December 31, 2012 and 2011, deferred financing fees totaled $9,335 and $7,372, respectively, and accumulated amortization of deferred financing fees totaled $3,617 and $1,822, respectively. Future amortization of deferred financing fees to be recognized with respect to our loans as of December 31, 2012 are estimated to be $1,807 in 2013, $1,803 in 2014, $1,540 in 2015, $449 in 2016, $45 in 2017 and $74 thereafter.

        Revenue Recognition.    Rental income from operating leases is recognized on a straight line basis over the life of lease agreements. We increased (decreased) rental income by $3,553, $1,729 and ($5) to record revenue on a straight line basis during the years ended December 31, 2012, 2011 and 2010, respectively. Rents receivable include $7,455 and $3,901 of straight line rent receivables at December 31, 2012 and 2011, respectively.

        Income Taxes.    We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, and, accordingly, we generally will not be subject to federal income taxes provided we distribute our taxable income and meet certain other requirements to qualify as a REIT. We are, however, subject to certain state and local taxes.

        Cumulative Other Comprehensive Income.    Cumulative other comprehensive income consists of the unrealized gains related to our investment in AIC, as described in Note 5.

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

Note 3. New Accounting Pronouncements

        In January 2012, we adopted Financial Accounting Standards Board, or FASB, Accounting Standards Update No. 2011-04, Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRS. This update clarified the application of existing fair value measurement requirements. This update also required reporting entities to disclose additional information regarding fair value measurements categorized within Level 3 of the fair value hierarchy. This update was effective for interim and annual reporting periods beginning after December 15, 2011. The implementation of this update did not cause any material changes to the disclosures in, or presentation of, our consolidated financial statements.

        In January 2012, we adopted FASB Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income. This update eliminated the option to report other comprehensive income and its components in the statement of shareholders' equity. This update was intended to enhance comparability between entities that report under GAAP and to provide a more consistent method of presenting non-owner transactions that affect an entity's equity. This standard was effective for interim and annual reporting periods beginning after December 15, 2011. The implementation of this update did not cause any changes to our consolidated financial statements other than the presentation of the consolidated statements of comprehensive income.

Note 4. Real Estate Properties

        As of December 31, 2012, we owned 84 properties with an undepreciated carrying value, net of impairment losses, of $1,533,468. We generally lease space in our properties on a gross lease or modified gross lease basis pursuant to fixed term operating leases expiring between 2013 and 2027. Certain of our government tenants have the right to terminate their leases before the lease term expires. Our leases generally require us to pay all or some property operating expenses and to provide all or most property management services. During the year ended December 31, 2012, we entered into 48 leases for 1,192,532 rentable square feet for a weighted average (by revenue) lease term of 5.7 years and we made commitments for approximately $13,696 of leasing related costs. We have unspent leasing related obligations of approximately $9,538 as of December 31, 2012.

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

Note 4. Real Estate Properties (Continued)

        Our future minimum lease payments related to our properties (excluding real estate tax and other expense reimbursements) scheduled to be received during the current terms of the existing leases as of December 31, 2012 are as follows:

2013	$199,329
2014	189,149
2015	170,039
2016	150,622
2017	131,225
Thereafter	339,292

$1,179,656

        As of December 31, 2012, government tenants who currently represent approximately 3.3% of our total future minimum lease payments have currently exercisable rights to terminate their leases before the stated expirations. In 2013, 2014, 2015, 2016, 2017, 2018, 2019 and 2020, early termination rights become exercisable by other government tenants who currently represent an additional approximately 3.8%, 3.6%, 0.4%, 12.6%, 5.6%, 2.0%, 7.7% and 1.6% of our total future minimum lease payments, respectively. In addition as of December 31, 2012, 12 of our state government tenants have the currently exercisable right to terminate their leases if these states do not appropriate rent in their respective annual budgets. These 12 tenants represent approximately 7.1% of our total future minimum lease payments.

        During the year ended December 31, 2012, we acquired 12 office properties and one office warehouse property located in nine states for an aggregate purchase price of $213,974, excluding acquisition costs. We allocated the purchase prices of these acquisitions based on the estimated fair values of the acquired assets and assumed liabilities as follows:

Date	Location	Number of Properties	Square Feet	Purchase Price(1)	Land	Buildings and Improvements	Acquired Leases	Acquired Lease Obligations	Other Assumed Liabilities
June 2012	Everett, WA	2	111,908	$20,425	$3,360	$15,376	$2,449	$(760)	$—
June 2012	Albany, NY	1	64,000	8,525	790	6,400	1,578	(243)	—
July 2012	Stockton, CA	1	22,012	8,251	563	5,470	2,218	—	—
July 2012	Ellenwood, GA	1	352,064	23,666	1,390	19,635	6,983	(4,342)	—
July 2012	Atlanta, GA	1	90,688	33,020	4,047	20,017	8,956	—	—
July 2012	Jackson, MS	1	109,819	31,314	440	25,458	8,270	(2,854)	—
September 2012	Boise, ID	3	180,952	40,150	3,390	29,026	7,734	—	—
September 2012	Kansas City, MO	1	86,739	15,700	2,776	12,070	3,425	(2,571)	(75)
November 2012	Windsor Mill, MD(2)	1	80,398	14,450	1,598	10,219	2,679	(46)	—
December 2012	Florence, KY(2)(3)	1	167,939	18,473	1,698	11,722	5,402	(349)	(273)

		13	1,266,519	$213,974	$20,052	$155,393	$49,694	$(11,165)	$(348)

(1)
Purchase price excludes acquisition related costs.

(2)
The allocation of purchase price is based upon preliminary estimates and may change based upon the completion of our analysis of acquired in place leases.

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

Note 4. Real Estate Properties (Continued)

(3)
Pursuant to the terms of the purchase agreement for this property, the seller is entitled to up to $1,800 of additional purchase consideration based upon the property's 2013 real estate tax assessment. The estimated fair value (based on Level 3 inputs as defined in the fair value hierarchy under GAAP) of this additional consideration at December 31, 2012 of $273 is included in the $18,473 purchase price. Subsequent changes in the fair value of this additional consideration will be recognized in our Consolidated Statement of Income.

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

        In November 2012, we acquired an office property located in Windsor Mill, MD with 80,398 rentable square feet. This property is 100% leased to two tenants, of which 97% is leased to the U.S. Government and occupied by the Centers for Medicare and Medicaid. The aggregate purchase price was $14,450, excluding acquisition costs.

        In December 2012, we acquired an office property located in Florence, KY with 167,939 rentable square feet. This property is 100% leased to the U.S. Government and occupied by the Internal Revenue Service. The aggregate purchase price was $18,473, excluding acquisition costs and including estimated additional consideration. The additional consideration is based upon the level of real estate tax expense growth for the year ended December 31, 2013. The estimated fair value (Level 3 inputs as defined in the fair value hierarchy under GAAP) of this additional consideration at December 31, 2012 of $273 is included in the $18,473 purchase price. Subsequent changes in the fair value of this additional consideration will be recognized in our Consolidated Statement of Income.

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

Note 4. Real Estate Properties (Continued)

        In January 2013, we entered an agreement to sell an office property located in Oklahoma City, OK with 185,881 rentable square feet and a net book value of $7,992 at December 31, 2012. The contract purchase price is $16,300, excluding closing costs.

        In February 2013, we entered an agreement to sell an office property located in Tucson, AZ with 31,051 rentable square feet and a net book value of $2,092 (net of a $494 loss on impairment recognized in the fourth quarter of 2012) at December 31, 2012. The contract purchase price is $2,200, excluding closing costs. The net book value of this property at December 31, 2012 reflects the estimated fair value (Level 3 inputs as defined in the fair value hierarchy under GAAP) of the property based upon the contract purchase price less estimated closing costs.

        These pending sales are subject to the buyer's satisfactory completion of diligence and other customary closing conditions; accordingly, we cannot assure that we will sell these properties.

Note 5. Related Person Transactions

        We have adopted written Governance Guidelines that address the consideration and approval of any related person transactions. Under these Governance Guidelines, we may not enter into any transaction in which any Trustee or executive officer, any member of the immediate family of any Trustee or executive officer or any other related person, has or will have a direct or indirect material interest unless that transaction has been disclosed or made known to our Board of Trustees and our Board of Trustees reviews and approves or ratifies the transaction by the affirmative vote of a majority of the disinterested Trustees, even if the disinterested Trustees constitute less than a quorum. If there are no disinterested Trustees, the transaction must be reviewed and approved or ratified by both (1) the affirmative vote of a majority of our entire Board of Trustees and (2) the affirmative vote of a majority of our Independent Trustees. The Governance Guidelines further provide that, in determining whether to approve or ratify a transaction, our Board of Trustees, or disinterested Trustees or Independent Trustees, as the case may be, shall act in accordance with any applicable provisions of our declaration of trust, consider all of the relevant facts and circumstances and approve only those transactions that are fair and reasonable to us. All related person transactions described below were reviewed and approved or ratified by a majority of the disinterested Trustees or otherwise in accordance with our policies described above. In the case of transactions with us by RMR employees (other than our Trustees and executive officers) subject to our Code of Business Conduct and Ethics, the employee must seek approval from an executive officer who has no interest in the matter for which approval is being requested.

        We have no employees. Personnel and various services we require to operate our business are provided to us by RMR. We have two agreements with RMR to provide management and administrative services to us: (1) a business management agreement, which relates to our business generally, and (2) a property management agreement, which relates to our property level operations.

        RMR has approximately 820 employees. One of our Managing Trustees, Mr. Barry Portnoy, is Chairman, majority owner and an employee of RMR. Our other Managing Trustee, Mr. Adam Portnoy, is the son of Mr. Barry Portnoy, and an owner, President, Chief Executive Officer and a director of RMR. Each of our executive officers is also an officer of RMR. CWH's executive officers are officers of RMR. Our Independent Trustees also serve as independent directors or independent trustees of

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

Note 5. Related Person Transactions (Continued)

other public companies to which RMR provides management services. Mr. Barry Portnoy serves as a managing director or managing trustee of those companies, including CWH, and Mr. Adam Portnoy serves as a managing trustee of a majority of those companies, including CWH. In addition, officers of RMR serve as officers of those companies. We understand that further information regarding those relationships is provided in the applicable periodic reports and proxy statements filed by those other companies with the SEC.

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

        Our business management agreement with RMR provides for payment to RMR of a business management fee at an annual rate equal to the sum of (a) with respect to properties transferred to us by CWH or another REIT to which RMR provides business management or property management services, or an RMR Managed REIT, 0.5% of the historical cost of such properties to CWH or the RMR Managed REIT (accordingly, the business management fee we pay to RMR in respect of the properties so transferred would be expected to correspond to the reduction in the similar business management fee that CWH or the RMR Managed REIT pays to RMR, such that RMR would not be expected to receive an increase in the business management fees payable in aggregate by us and CWH or the RMR Managed REIT in respect of the transferred properties), plus (b) with respect to other properties we acquire, (i) 0.7% of our aggregate cost of those properties up to and including $250,000, plus (ii) 0.5% of our aggregate cost of those properties in excess of $250,000. In addition, RMR receives an incentive fee equal to 15% of the product of (i) the weighted average of our common shares outstanding on a fully diluted basis during a fiscal year and (ii) the excess, if any, of the FFO Per Share, as defined in the business management agreement, for such fiscal year over the FFO Per Share for the preceding fiscal year. The incentive fee is paid in our common shares and in any year shall not exceed $0.02 multiplied by the weighted average number of our common shares outstanding on a fully diluted basis during such fiscal year. Our common shares for these purposes are valued at the average closing prices of our common shares as reported on the New York Stock Exchange, or NYSE, during the month of December of the fiscal year to which the incentive fee pertains. The business management agreement also provides that, with certain exceptions, if we determine to offer for sale or other disposition any real property that, at such time, is of a type within the investment focus of another RMR Managed REIT, we will first offer that property for purchase or disposition to that RMR Managed REIT and negotiate in good faith for such purchase or disposition. The business management fees we paid to RMR for 2012, 2011 and 2010 were $9,077, $7,741 and $4,453, respectively. These amounts are included in general and administrative expenses in our consolidated financial statements. In March 2012, we issued 39,141 of our common shares to RMR for the incentive fee for 2011, and in March 2013 we expect to issue 20,230 of our common shares to RMR for the incentive fee for 2012. No incentive fee was payable to RMR for 2010.

        Our property management agreement with RMR provides for management fees equal to 3.0% of gross collected rents and construction supervision fees equal to 5.0% of construction costs. The aggregate property management and construction supervision fees we paid to RMR for 2012, 2011 and

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

Note 5. Related Person Transactions (Continued)

2010 were $7,018, $6,321 and $3,785, respectively. These amounts are included in other operating expenses or have been capitalized, as appropriate, in our consolidated financial statements.

        RMR also provides internal audit services to us in return for our share of the total internal audit costs incurred by RMR for us and other publicly owned companies managed by RMR and its affiliates, which amounts are subject to approval by our Compensation Committee. Our Audit Committee appoints our Director of Internal Audit. Our pro rata share of RMR's costs of providing this internal audit function was approximately $193, $240 and $211 for 2012, 2011 and 2010, respectively, which amounts are included in general and administrative expenses in our consolidated financial statements. These allocated costs are in addition to the business and property management fees we paid to RMR.

        We are generally responsible for all of our operating expenses, including certain expenses incurred by RMR on our behalf. We are not responsible for payment of RMR's employment, office or administration expenses incurred to provide management services to us, except for the employment and related expenses of RMR employees who provide on-site property management services and our pro rata share of the staff employed by RMR who perform our internal audit function. Pursuant to our business management agreement, RMR may from time to time negotiate on our behalf with certain third party vendors and suppliers for the procurement of services to us. As part of this arrangement, we may enter agreements with RMR and other companies to which RMR provides management services for the purpose of obtaining more favorable terms from such vendors and suppliers.

        Both our business management agreement with RMR and our property management agreement with RMR automatically renew for successive one year terms unless we or RMR give notice of non-renewal before the end of an applicable term. We or RMR may terminate either agreement upon 60 days' prior written notice, and RMR may also terminate either agreement upon five business days' notice if we undergo a change of control, as defined in the applicable agreement. On December 10, 2012, we entered amendments to these agreements, which extended the term of the business management agreement until December 31, 2013, clarified certain currently existing policies in the business management agreement and changed certain procedures for the arbitration of disputes pursuant to these agreements.

        Under our business management agreement with RMR, we acknowledge that RMR also provides management services to other companies, including CWH, and will not be required to present us with opportunities to invest in properties that are primarily of a type that are within the investment focus of another business now or in the future managed by RMR and that, in the event of conflict between us and any such other company, RMR shall in its discretion determine on which party's behalf it shall act. RMR has also agreed not to provide business management services to any other business that is principally engaged in the business of owning properties that are majority leased to or occupied by Governmental Authorities, as defined in the business management agreement, or that are reasonably expected to be majority leased to Governmental Authorities, without the consent of our Independent Trustees.

        RMR leases from us approximately 1,400 square feet of office space for one of its regional offices. We earned approximately $32, $31 and $14 in rental income from RMR in 2012, 2011 and 2010, respectively, which we believe was commercially reasonable rent for this office space.

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

Note 5. Related Person Transactions (Continued)

        Under our equity compensation plan adopted in 2009, or the 2009 Plan, we typically grant restricted shares to certain employees of RMR, some of whom are our executive officers. In 2012, 2011 and 2010, we granted a total of 43,917 restricted shares with an aggregate value of $1,043, 40,850 restricted shares with an aggregate value of $922 and 36,950 restricted shares with an aggregate value of $985, respectively, to such persons, based upon the closing price of our common shares on the NYSE on the dates of grants. One fifth of those restricted shares vested on the grant dates and one fifth vests on each of the next four anniversaries of the grant dates. These share grants to RMR employees are in addition to the fees we pay to RMR. On occasion, we have entered into arrangements with former employees of RMR in connection with the termination of their employment with RMR, providing for the acceleration of vesting of restricted shares previously granted to them under the 2009 Plan.

        CWH organized us as a 100% owned subsidiary. In 2009, we completed our IPO, pursuant to which we ceased to be a majority owned subsidiary of CWH. CWH is our largest shareholder and, as of the date of this report, CWH owns 9,950,000 of our common shares, or approximately 18.2% of our outstanding common shares. One of our Managing Trustees, Mr. Barry Portnoy, is a managing trustee of CWH. Our other Managing Trustee, Mr. Adam Portnoy, is a managing trustee and the President of CWH. The purchase agreements between us and CWH described below which were entered after we became a separate public company, were negotiated and approved by special committees of each company's board of trustees, comprised solely of Independent Trustees who are not also Independent Trustees of the other party to these agreements.

        In connection with our IPO, we and CWH entered into a transaction agreement that governs our separation from and relationship with CWH. Pursuant to this transaction agreement, among other things, we and CWH agreed that, so long as CWH owns in excess of 10% of our outstanding common shares, we and CWH engage the same manager or we and CWH have any common managing trustees: (1) CWH will not acquire ownership of properties that are majority leased to government tenants, unless a majority of our Independent Trustees who are not also trustees of CWH have determined not to make the acquisition; (2) we will not acquire ownership of office or industrial properties that are not majority leased to government tenants, unless a majority of CWH's independent trustees who are not also our Trustees have determined not to make the acquisition; and (3) we will have a right of first refusal to acquire any property owned by CWH that CWH determines to divest if the property is then majority leased to a government tenant, which right of first refusal will also apply in the event of an indirect sale of any such properties resulting from a change of control of CWH. The provisions described in (1) and (2) do not prevent us from continuing to own and lease our current properties or properties otherwise acquired by us that cease to be majority leased to government tenants following the termination of government tenancies; and, similarly, the provisions described in (1) and (2) also do not prohibit CWH from leasing its current or future properties to government tenants. We and CWH also agreed that disputes arising under the transaction agreement may be resolved by binding arbitration.

        In June 2010, we purchased 15 properties (approximately 1,900,000 rentable square feet), which were majority leased to government tenants, from CWH for an aggregate purchase price of $231,000, excluding closing costs. These 15 properties were subject to the right of first refusal CWH granted to us

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

Note 5. Related Person Transactions (Continued)

in the transaction agreement described above. These purchase agreements with CWH include arbitration provisions for the resolution of disputes.

        We, RMR, CWH and five other companies to which RMR provides management services each currently own 12.5% of AIC, an Indiana insurance company. All of our Trustees, all of the trustees and directors of the other publicly held AIC shareholders and nearly all of the directors of RMR currently serve on the board of directors of AIC. RMR provides management and administrative services to AIC pursuant to a management and administrative services agreement with AIC. Our Governance Guidelines provide that any material transaction between us and AIC shall be reviewed, authorized and approved or ratified by the affirmative votes of both a majority of our entire Board of Trustees and a majority of our Independent Trustees. The shareholders agreement among us, the other shareholders of AIC and AIC includes arbitration provisions for the resolution of disputes.

        As of December 31, 2012, we have invested $5,194 in AIC since we became an equity owner of AIC in December 2009. Although we own less than 20% of AIC, we use the equity method to account for this investment because we believe that we have significant influence over AIC because all of our Trustees are also directors of AIC. Our investment in AIC had a carrying value of $5,747, $5,409 and $5,195 as of December 31, 2012, 2011 and 2010, respectively, which amounts are included in other assets on our consolidated balance sheets. For 2012, 2011 and 2010, we recognized income of $316 and $139 and a loss of $1, respectively, related to our investment in AIC. We and the other shareholders of AIC have purchased property insurance providing $500,000 of coverage pursuant to an insurance program arranged by AIC and with respect to which AIC is a reinsurer of certain coverage amounts. This program was modified and extended in June 2012 for a one year term, and we paid a premium, including taxes and fees, of $410 in connection with that renewal, which amount may be adjusted from time to time as we acquire or dispose of properties that are included in this program. Our annual premiums for this property insurance in 2011 and 2010 were $1,286 and $415, respectively. We are also currently investigating the possibilities to expand our insurance relationships with AIC to include other types of insurance. We may invest additional amounts in AIC in the future if the expansion of this insurance business requires additional capital, but we are not obligated to do so. By participating in this insurance business with RMR and the other companies to which RMR provides management services, we expect that we may benefit financially by possibly reducing our insurance expenses or by realizing our pro rata share of any profits of this insurance business.

Note 6. Concentration

Tenant and Credit Concentration

        We define annualized rental income as the annualized contractual base rents from our tenants pursuant to our lease agreements with them as of the measurement date, plus straight line rent adjustments and estimated recurring expense reimbursements to be paid to us, and excluding lease value amortization. The U.S. Government, 10 state governments and the United Nations combined were responsible for approximately 93.9%, 91.9% and 93.0% of our annualized rental income as of December 31, 2012, 2011 and 2010, respectively. The U.S. Government is our largest tenant by annualized rental income and was responsible for approximately 71.7%, 69.6% and 78.2% of our annualized rental income as of December 31, 2012, 2011 and 2010, respectively.

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

Note 6. Concentration (Continued)

Geographic Concentration

        At December 31, 2012, our 84 properties were located in 32 states and the District of Columbia. Properties located in Maryland, California, the District of Columbia, Georgia, New York and Massachusetts were responsible for approximately 12.5%, 12.0%, 10.3%, 9.5%, 8.9% and 6.1% of our annualized rental income as of December 31, 2012, respectively.

Note 7. Indebtedness

        At December 31, 2012 and 2011, our outstanding indebtedness consisted of the following:

	December 31,
	2012	2011
Unsecured revolving credit facility, due in 2015	$49,500	$345,500
Unsecured term loan, due in 2017	350,000	—
Mortgage note payable, 5.73% interest rate, including unamortized premium of $621, due in 2015(1)	49,274	50,118
Mortgage note payable, 6.21% interest rate, due in 2016(1)	24,441	24,713
Mortgage note payable, 7.00% interest rate, including unamortized premium of $878, due in 2019(1)	10,247	10,559
Mortgage note payable, 8.15% interest rate, including unamortized premium of $651, due in 2021(1)	9,165	9,993

	$492,627	$440,883

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

        We have a $550,000 unsecured revolving credit facility that is available for general business purposes, including acquisitions. The maturity date of our revolving credit facility is October 19, 2015 and, subject to the payment of an extension fee and meeting certain other conditions, includes an option for us to extend the stated maturity date of our revolving credit facility by one year to October 19, 2016. In addition, our revolving credit facility includes a feature under which maximum borrowings may be increased to up to $1,100,000 in certain circumstances. Borrowings under our revolving credit facility bear interest at a rate of LIBOR plus a spread of 150 basis points. We also pay a facility fee of 35 basis points per annum on the total amount of lending commitments under our revolving credit facility. Both the interest rate spread and the facility fee are subject to adjustment based upon changes to our credit ratings. As of December 31, 2012, the interest rate payable on borrowings under our revolving credit facility was 1.71%, and the weighted average annual interest rate for borrowings under our revolving credit facility was 1.75% and 2.19% for the years ended December 31, 2012 and December 31 2011, respectively. As of December 31, 2012 we had $49,500 outstanding and $500,500 available under our revolving credit facility.

        In January 2012, we entered into a five year $350,000 unsecured term loan. Our term loan matures on January 11, 2017, and is prepayable without penalty at any time. In addition, our term loan includes a feature under which maximum borrowings may be increased to up to $700,000 in certain circumstances. Our term loan bears interest at a rate of LIBOR plus a spread, which was 175 basis points as of December 31, 2012. The interest rate spread is subject to adjustment based upon changes to our credit ratings. As of December 31, 2012, the interest rate for the amount outstanding under our

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

Note 7. Indebtedness (Continued)

term loan was 1.96% and the weighted average interest rate for the amount outstanding under our term loan was 1.99% for the period from January 12, 2012 to December 31, 2012.

        Our revolving credit facility agreement and our term loan agreement provide for acceleration of payment of all amounts due thereunder upon the occurrence and continuation of certain events of default, including a change of control of us and the termination of our business management agreement with RMR. Our revolving credit facility agreement and our term loan agreement also contain a number of covenants, including covenants that restrict our ability to incur debts or to make distributions under certain circumstances and require us to maintain financial ratios and a minimum net worth.

        At December 31, 2012, five of our properties with an aggregate net book value of $122,682 were secured by four mortgage notes. We assumed these mortgages in connection with certain of our acquisitions. Our mortgage notes are non-recourse and do not contain any material financial covenants.

        The required principal payments due during the next five years and thereafter under all our outstanding debt as of December 31, 2012 are as follows:

2013	$1,933
2014	2,072
2015	98,191
2016	24,708
2017	351,308
Thereafter	12,265

$490,477

Note 8. Fair Value of Financial Instruments

        Our financial instruments at December 31, 2012, include cash and cash equivalents, restricted cash, rents receivable, mortgage notes payable, accounts payable, our revolving credit facility and our term loan, amounts due to related persons, other accrued expenses and security deposits. At December 31, 2012, the fair values of our financial instruments approximated their carrying values in our consolidated financial statements, except as follows:

	Carrying Amount	Fair Value
Mortgage note payable, 5.73% interest rate, including unamortized premium of $621, due in 2015	$49,274	$51,117
Mortgage note payable, 6.21% interest rate, due in 2016	24,441	27,109
Mortgage note payable, 7.00% interest rate, including unamortized premium of $878, due in 2019	10,247	11,126
Mortgage note payable, 8.15% interest rate, including unamortized premium of $651, due in 2021	9,165	10,460

	$93,127	$99,812

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

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

Note 9. Shareholders' Equity

Share Awards

        We have common shares available for issuance under the terms of our 2009 Plan. As described in Note 5, we awarded common shares to our officers and certain employees of RMR in 2010, 2011 and 2012. We also awarded to each of our Trustees 2,000 common shares in 2012 with an aggregate market value of $224 ($45 per Trustee), 2,000 common shares in 2011 with an aggregate market value of $256 ($51 per Trustee) and 1,500 common shares in 2010 with an aggregate market value of $208 ($42 per Trustee) as part of their annual compensation, based upon the closing price of our common shares on the NYSE on the date of grant. The common shares awarded to our Trustees vested immediately. The common shares awarded to our officers and certain employees of RMR vest in five equal annual installments beginning on the date of grant. We include the value of awarded shares in general and administrative expenses at the time the awards vest.

        A summary of shares granted and vested under the terms of our 2009 Plan for the years ended December 31, 2012, 2011 and 2010, is as follows:

	2012		2011		2010
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested shares, beginning of year	64,270	$23.92	44,320	$25.21	20,080	$22.14
Shares granted	93,058	23.72	50,850	23.16	44,450	26.92
Shares vested	(81,224)	23.77	(30,900)	24.52	(20,210)	25.92

Unvested shares, end of year	76,104	23.84	64,270	23.92	44,320	25.21

        The 76,104 unvested shares as of December 31, 2012 are scheduled to vest as follows: 27,863 shares in 2013, 23,264 shares in 2014, 16,373 shares in 2015 and 8,604 in 2016. As of December 31, 2012, the estimated future compensation expense for the unvested shares was $1,824 based on the closing share price of our common shares on the NYSE on December 31, 2012 of $23.97. The weighted average period over which the compensation expense will be recorded is approximately 22 months. During the years ended December 31, 2012, 2011 and 2010, we recorded $1,598, $1,646 and $742, respectively, of compensation expense related to our 2009 Plan.

        At December 31, 2012, 1,781,112 of our common shares remain available for issuance under the 2009 Plan.

Distributions

        On February 24, 2012, May 24, 2012 and August 22, 2012 we paid a $0.42 per share distribution to our common shareholders. On November 21, 2012 we paid a $0.43 per share distribution to our common shareholders. On January 10, 2013, we declared a distribution payable to common shareholders of record on January 25, 2013 in the amount of $0.43 per share. We expect to pay this distribution on or about February 22, 2013.

        Cash distributions per share paid or payable by us to our common shareholders for the years ended December 31, 2012, 2011, and 2010 were $1.69, $1.67 and $1.21, respectively. The

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

Note 9. Shareholders' Equity (Continued)

characterization of our distributions paid or accrued in 2012, 2011 and 2010 was 80.36%, 92.88% and 98.34% ordinary income, respectively, and 19.64%, 7.12% and 1.66% return of capital, respectively.

Share Sales

        On October 19, 2012, we issued 7,500,000 of our common shares in a public offering at a price of $23.25 per share, raising net proceeds of approximately $166,718. We used the net proceeds from this offering to repay amounts outstanding under our revolving credit facility and for general business purposes, including funding acquisitions.

Note 10. Selected Quarterly Financial Data (Unaudited)

        The following is a summary of our unaudited quarterly results of operations for 2012 and 2011:

	2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Rental income	$50,455	$50,273	$54,083	$56,265
Net income	13,059	11,954	11,756	13,191
Net income per common share	0.28	0.25	0.25	0.25
Common distributions declared	0.42	0.42	0.42	0.43

	2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Rental income	$39,228	$42,107	$45,889	$51,726
Net income	10,254	10,932	11,563	13,248
Net income per common share	0.25	0.27	0.26	0.28
Common distributions declared	0.41	0.42	0.42	0.42

Note 11. Pro Forma Information (Unaudited)

        During the year ended December 31, 2012, we purchased 13 properties for an aggregate purchase price of $213,974, excluding acquisition costs. In October 2012, we issued 7,500,000 of our common shares. In January 2012, we entered into a $350,000 unsecured term loan to, among other things, repay amounts outstanding under our unsecured revolving credit facility. During 2011, we purchased 16 properties for an aggregate purchase price of $444,050, including the assumption of $49,395 of mortgage debt and excluding acquisition costs. Also in 2011, we amended our $500,000 revolving credit facility, to, among other things, increase maximum borrowings under the facility to $550,000 and we issued 6,500,000 of our common shares. The following table presents our pro forma results of operations as if these acquisitions and financing activities were completed on January 1, 2011. This pro forma data is not necessarily indicative of what our actual results of operations would have been for the periods presented, nor does it represent the results of operations for any future period. Differences could result from various factors, including but not limited to, additional property acquisitions, property

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

Note 11. Pro Forma Information (Unaudited) (Continued)

sales, changes in interest rates and changes in our debt or equity capital structure, and such differences could be significant.

	For the Year Ended December 31,
	2012	2011
Total revenues	$227,753	$233,067
Net income	56,747	59,744
Per share data:
Net income	$1.04	$1.10

        During the years ended December 31, 2012 and 2011, we recognized revenues of $62,380 and $22,951, respectively, and operating income of $19,219 and $4,947, respectively, arising from the above referenced acquisitions.

 GOVERNMENT PROPERTIES INCOME TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2012
(dollars in thousands)

			Initial Cost to Company				Cost amount carried at Close of Period
					Costs Capitalized Subsequent to Acquisition
Location	State	Encumbrances	Land	Buildings and Equipment		Impairment/ Writedowns	Land	Buildings and Equipment	Total(1)	Accumulated Depreciation(2)	Date Acquired	Original Construction Date
Montgomery	AL	$—	$920	$9,084	$22	$—	$920	$9,106	$10,026	$(341)	06/22/2011	2007
Phoenix	AZ	—	2,687	11,532	1,471	—	2,729	12,961	15,690	(4,831)	05/15/1997	1997
Safford	AZ	—	460	11,708	58	—	460	11,766	12,226	(732)	06/16/2010	1992
Tucson	AZ	—	375	2,351	—	(626)	304	1,796	2,100	(8)	07/16/2010	1993
Fresno	CA	—	7,276	61,118	9	—	7,277	61,126	68,403	(15,854)	08/29/2002	1971
Sacramento	CA	—	2,290	35,891	2,420	—	2,290	38,311	40,601	(2,775)	12/17/2009	1988
Sacramento	CA	—	1,550	12,263	669	—	1,550	12,932	14,482	(945)	12/23/2009	1988
Sacramento	CA	—	1,450	9,465	1,038	—	1,450	10,503	11,953	(318)	09/14/2011	1992
San Diego	CA	—	2,916	12,456	1,284	—	2,967	13,689	16,656	(5,399)	03/31/1997	1994
San Diego	CA	—	4,269	18,316	869	—	4,347	19,107	23,454	(7,600)	03/31/1997	1996
San Diego	CA	—	685	5,530	423	—	685	5,953	6,638	(1,673)	06/24/2002	1986
San Diego	CA	—	5,250	10,549	2,223	—	5,250	12,772	18,022	(661)	07/16/2010	1981
Stockton	CA	—	563	5,470	—	—	563	5,470	6,033	(57)	7/20/2012	2012
Golden	CO	—	494	152	6,347	—	495	6,498	6,993	(2,348)	03/31/1997	1997
Lakewood	CO	—	936	9,160	412	—	936	9,572	10,508	(2,355)	10/11/2002	1981
Lakewood	CO	—	915	9,106	813	—	915	9,919	10,834	(2,356)	10/11/2002	1981
Lakewood	CO	—	1,035	9,271	630	—	1,036	9,900	10,936	(2,401)	10/11/2002	1981
Lakewood	CO	9,165	2,640	23,777	769	—	2,640	24,546	27,186	(1,804)	01/15/2010	1997
Washington	DC	—	12,008	51,528	20,601	—	12,227	71,910	84,137	(24,164)	03/31/1997	1996
Washington DC	DC	—	26,000	25,955	2,039	—	26,000	27,994	53,994	(1,534)	08/17/2010	1989
Plantation	FL	—	4,800	30,592	135	—	4,800	30,727	35,527	(1,276)	05/12/2011	1999
Tampa	FL	10,247	1,100	11,773	78	—	1,100	11,851	12,951	(662)	10/15/2010	1994
Atlanta	GA	—	425	4,119	119	—	425	4,238	4,663	(920)	07/16/2004	1967
Atlanta	GA	—	1,713	7,649	906	—	1,713	8,555	10,268	(1,862)	07/16/2004	1967
Atlanta	GA	—	372	3,600	148	—	372	3,748	4,120	(812)	07/16/2004	1967
Atlanta	GA	—	364	3,527	87	—	364	3,614	3,978	(754)	07/16/2004	1967
Atlanta	GA	—	1,122	10,867	337	—	1,122	11,204	12,326	(2,482)	07/16/2004	1967
Atlanta	GA	—	1,521	11,826	107	—	1,521	11,933	13,454	(2,505)	07/16/2004	1972
Atlanta	GA	—	10,250	27,933	88	—	10,250	28,021	38,271	(873)	09/30/2011	1968
Atlanta	GA	—	4,047	20,017	—	—	4,047	20,017	24,064	(209)	7/25/2012	2005

 GOVERNMENT PROPERTIES INCOME TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2012
(dollars in thousands)

							Cost amount carried at Close of Period
			Initial Cost to Company
					Costs Capitalized Subsequent to Acquisition
Location	State	Encumbrances	Land	Buildings and Equipment		Impairment/ Writedowns	Land	Buildings and Equipment	Total(1)	Accumulated Depreciation(2)	Date Acquired	Original Construction Date
Ellenwood	GA	—	1,390	19,635	—	—	1,390	19,635	21,025	(205)	7/25/2012	2007
Savannah	GA	—	950	2,376	46	—	950	2,422	3,372	(144)	07/16/2010	1990
Boise	ID	—	1,152	12,755	—	—	1,152	12,755	13,907	(106)	9/11/2012	1996
Boise	ID	—	1,162	8,398	—	—	1,162	8,398	9,560	(70)	9/11/2012	1997
Boise	ID	—	1,076	7,873	—	—	1,076	7,873	8,949	(66)	9/11/2012	2002
Arlington Heights	IL	—	1,450	13,160	456	—	1,450	13,616	15,066	(1,019)	12/29/2009	2002
Indianapolis	IN	22,173	1,250	20,018	360	—	1,250	20,378	21,628	(637)	10/14/2011	2000
Indianapolis	IN	27,101	1,460	24,984	349	—	1,460	25,333	26,793	(790)	10/14/2011	2001
Indianapolis	IN	—	1,460	23,886	312	—	1,460	24,198	25,658	(755)	10/14/2011	2008
Kansas City	KS	—	640	9,932	741	—	640	10,673	11,313	(623)	06/16/2010	1990
Florence	KY	—	1,698	11,722	—	—	1,698	11,722	13,420	—	12/31/2012	1980
Boston	MA	—	5,100	17,293	465	—	5,100	17,758	22,858	(1,015)	08/17/2010	1988
Malden	MA	—	1,050	31,086	—	—	1,050	31,086	32,136	(2,001)	05/24/2010	2008
Quincy	MA	—	2,700	9,199	116	—	2,700	9,315	12,015	(433)	02/16/2011	1985
Stoneham	MA	—	1,670	11,035	258	—	1,670	11,293	12,963	(695)	06/16/2010	1987
Baltimore	MD	—	900	8,097	1,139	—	901	9,235	10,136	(3,398)	10/15/1998	1989
Germantown	MD	—	2,305	9,890	736	—	2,347	10,584	12,931	(4,096)	03/31/1997	1995
Landover	MD	24,441	4,110	36,371	114	—	4,110	36,485	40,595	(2,577)	02/26/2010	2004
Riverdale	MD	—	6,240	30,368	192	—	6,240	30,560	36,800	(2,317)	09/17/2010	1994
Rockville	MD	—	3,251	29,258	4,322	—	3,251	33,580	36,831	(11,435)	02/02/1998	1986
Windsor Hill	MD	—	1,598	10,219	—	—	1,598	10,219	11,817	(21)	11/16/2012	1972
Woodlawn	MD	—	2,220	14,750	86	—	2,220	14,836	17,056	(708)	02/15/2011	1973
Woodlawn	MD	—	1,515	6,759	12	—	1,515	6,771	8,286	(324)	02/15/2011	1973
Detroit	MI	—	630	18,002	—	—	630	18,002	18,632	(1,200)	04/23/2010	2009
Minneapolis	MN	—	3,990	18,186	987	—	3,990	19,173	23,163	(1,159)	07/16/2010	1980
Roseville	MN	—	672	6,045	1,162	—	672	7,207	7,879	(2,604)	12/01/1999	1987
Kansas City	MO	—	1,443	6,193	3,764	—	1,780	9,620	11,400	(3,640)	03/31/1997	1995
Kansas City	MO	—	2,776	12,070	—	—	2,776	12,070	14,846	(75)	9/27/2012	2011
Jackson	MS	—	440	25,458	—	—	440	25,458	24,898	(265)	7/25/2012	2009

 GOVERNMENT PROPERTIES INCOME TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2012
(dollars in thousands)

							Cost amount carried at Close of Period
			Initial Cost to Company
					Costs Capitalized Subsequent to Acquisition
Location	State	Encumbrances	Land	Buildings and Equipment		Impairment/ Writedowns	Land	Buildings and Equipment	Total(1)	Accumulated Depreciation(2)	Date Acquired	Original Construction Date
Nashua	NH	—	3,000	14,052	88	—	3,000	14,140	17,140	(1,172)	08/31/2009	1997
Trenton	NJ	—	5,000	38,203	443	—	5,000	38,646	43,646	(1,919)	12/30/2010	1989
Albuquerque	NM	—	710	1,651	169	—	710	1,820	2,530	(114)	07/16/2010	1984
Albany	NY	—	790	6,400	—	—	790	6,400	7,190	(80)	6/22/2012	2004
Buffalo	NY	—	4,405	18,899	1,592	—	4,485	20,411	24,896	(8,202)	03/31/1997	1994
Holtsville	NY	—	6,530	17,711	769	—	6,530	18,480	25,010	(602)	08/31/2011	2000
New York	NY	—	36,800	66,661	175	—	36,800	66,836	103,636	(2,639)	05/27/2011	2008
Oklahoma City	OK	—	740	7,354	319	—	740	7,673	8,413	(422)	09/17/2010	1992
Salem	OR	—	6,510	17,973	498	—	6,510	18,471	24,981	(449)	12/20/2011	2007
Columbia	SC	—	659	5,622	358	—	659	5,980	6,639	(943)	05/10/2006	1985
Columbia	SC	—	410	2,535	695	—	410	3,230	3,640	(164)	09/17/2010	1982
Columbia	SC	—	370	2,986	97	—	370	3,083	3,453	(171)	09/17/2010	1982
Memphis	TN	—	1,630	5,645	678	—	1,630	6,323	7,953	(344)	09/17/2010	1985
Waco	TX	—	2,030	8,708	2,123	—	2,060	10,801	12,861	(3,510)	12/23/1997	1997
Falls Church	VA	—	3,456	14,828	4,463	—	3,519	19,228	22,747	(8,162)	03/31/1997	1993
Stafford	VA	—	1,431	3,344	11	—	1,431	3,355	4,786	(125)	06/22/2011	1988
Stafford	VA	—	659	4,121	10	—	659	4,131	4,790	(155)	06/22/2011	1999
S. Burlington	VT	—	700	8,416	—	—	700	8,416	9,116	(577)	04/09/2010	2009
Everett	WA	—	2,155	9,823	—	—	2,155	9,823	11,978	(123)	6/28/2012	1985
Everett	WA	—	1,205	5,553	—	—	1,205	5,553	6,758	(69)	6/28/2012	1985
Richland	WA	—	2,515	10,790	706	—	2,587	11,424	14,011	(4,550)	03/31/1997	1995
Richland	WA	—	1,455	6,245	178	—	1,455	6,423	7,878	(2,569)	03/31/1997	1995
Milwaukee	WI	—	945	4,539	88	—	945	4,627	5,572	(182)	06/09/2011	2006
Falling Waters	WV	—	906	3,886	357	—	922	4,227	5,149	(1,599)	03/31/1997	1993
Cheyenne	WY	—	1,915	8,217	1,136	—	1,950	9,318	11,268	(3,751)	03/31/1997	1995

		$93,127	$243,657	$1,215,765	$74,672	$(626)	$244,655	$1,288,813	$1,533,468	$(175,482)

(1)    Excludes value of real estate intangibles. Aggregate cost for federal income tax purposes is approximately $1,686,604.
(2)    Depreciation on buildings and improvements is provided for periods ranging up to 40 years and on equipment up to 12 years.

GOVERNMENT PROPERTIES INCOME TRUST

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

December 31, 2012

(dollars in thousands)

        Analysis of the carrying amount of real estate properties and accumulated depreciation:

	Real Estate Properties	Accumulated Depreciation
Balance at December 31, 2009	$576,757	$113,027
Additions	400,736	18,019

Balance at December 31, 2010	977,493	131,046
Additions	378,489	26,886
Disposals	(1,314)	(1,314)

Balance at December 31, 2011	1,354,668	156,618
Additions	192,778	32,348
Loss on asset impairment	(626)	(132)
Disposals	(13,352)	(13,352)

Balance at December 31, 2012	$1,533,468	$175,482

 SIGNATURES

        Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOVERNMENT PROPERTIES INCOME TRUST
By:	/s/ DAVID M. BLACKMAN David M. Blackman President and Chief Operating Officer
Dated: February 21, 2013

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID M. BLACKMAN David M. Blackman	President and Chief Operating Officer	February 21, 2013
/s/ MARK L. KLEIFGES Mark L. Kleifges	Treasurer and Chief Financial Officer (principal financial officer and principal accounting officer)	February 21, 2013
/s/ ADAM D. PORTNOY Adam D. Portnoy	Managing Trustee	February 21, 2013
/s/ BARRY M. PORTNOY Barry M. Portnoy	Managing Trustee	February 21, 2013
/s/ JOHN L. HARRINGTON John L. Harrington	Independent Trustee	February 21, 2013
/s/ BARBARA D. GILMORE Barbara D. Gilmore	Independent Trustee	February 21, 2013
/s/ JEFFREY P. SOMERS Jeffrey P. Somers	Independent Trustee	February 21, 2013