Form 10-Q
period 2013-03-31
Government Properties Income Trust
filed 2013-05-02
CIK 1456772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Number of registrant’s common shares of beneficial interest, $.01 par value per share, outstanding as of May 1, 2013:  54,664,118

 GOVERNMENT PROPERTIES INCOME TRUST

FORM 10-Q

March 31, 2013

PART I                   Financial Information

Item 1. Financial Statements

GOVERNMENT PROPERTIES INCOME TRUST

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

(unaudited)

	March 31,	December 31,
	2013	2012
ASSETS
Real estate properties:
Land	$243,584	$244,655
Buildings and improvements	1,281,140	1,288,813
	1,524,724	1,533,468
Accumulated depreciation	(182,967)	(175,482)
	1,341,757	1,357,986

Acquired real estate leases, net	138,273	144,484
Cash and cash equivalents	3,586	5,255
Restricted cash	2,164	1,553
Rents receivable, net	31,011	29,099
Deferred leasing costs, net	8,301	7,661
Deferred financing costs, net	5,271	5,718
Due from related persons	286	—
Other assets, net	9,321	10,378
Total assets	$1,539,970	$1,562,134

LIABILITIES AND SHAREHOLDERS’ EQUITY
Unsecured revolving credit facility	$27,500	$49,500
Unsecured term loan	350,000	350,000
Mortgage notes payable	92,526	93,127
Accounts payable and accrued expenses	19,820	19,208
Due to related persons	2,741	3,719
Assumed real estate lease obligations, net	18,196	19,129
Total liabilities	510,783	534,683

Commitments and contingencies

Shareholders’ equity:
Common shares of beneficial interest, $.01 par value: 70,000,000 shares authorized, 54,664,118 and 54,643,888 shares issued and outstanding, respectively	547	547
Additional paid in capital	1,104,497	1,103,982
Cumulative net income	162,019	137,293
Cumulative other comprehensive income	91	99
Cumulative common distributions	(237,967)	(214,470)
Total shareholders’ equity	1,029,187	1,027,451
Total liabilities and shareholders’ equity	$1,539,970	$1,562,134

See accompanying notes.

GOVERNMENT PROPERTIES INCOME TRUST

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(amounts in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2013	2012

Rental income	$57,678	$49,997

Expenses:
Real estate taxes	6,503	5,479
Utility expenses	3,987	3,731
Other operating expenses	9,578	8,767
Depreciation and amortization	13,696	11,910
Acquisition related costs	34	49
General and administrative	3,249	3,002
Total expenses	37,047	32,938

Operating income	20,631	17,059
Interest and other income	11	8
Interest expense (including net amortization of debt premiums and deferred financing fees of $331 and $324, respectively)	(4,147)	(4,023)
Equity in earnings of an investee	76	45
Income before income tax expense	16,571	13,089
Income tax expense	(43)	(45)
Income from continuing operations	16,528	13,044
Discontinued operations:
Income from discontinued operations	30	15
Net gain on sale of properties from discontinued operations	8,168	—
Net income	24,726	13,059

Other comprehensive income:
Equity in unrealized loss of an investee	(8)	(1)
Other comprehensive income	(8)	(1)
Comprehensive income	$24,718	$13,058

Weighted average common shares outstanding	54,645	47,052

Income from continuing operations per common share	$0.30	$0.28
Income from discontinued operations per common share	0.15	—
Net income per common share	$0.45	$0.28

See accompanying notes.

GOVERNMENT PROPERTIES INCOME TRUST

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Three Months Ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$24,726	$13,059
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	8,595	7,788
Net amortization of debt premium and deferred financing fees	331	324
Straight line rental income	(909)	(869)
Amortization of acquired real estate leases	5,199	4,638
Amortization of deferred leasing costs	196	198
Other non-cash expenses	499	466
Net gain on sale of properties	(8,168)	—
Equity in earnings of an investee	(76)	(45)
Change in assets and liabilities:
Restricted cash	(611)	(465)
Deferred leasing costs	(893)	(197)
Rents receivable	(1,003)	3,397
Due from related persons	(286)	—
Other assets	1,124	1,859
Accounts payable and accrued expenses	1,566	(1,104)
Due to related persons	(644)	259
Cash provided by operating activities	29,646	29,308
CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate acquisitions and deposits	—	(3,400)
Real estate improvements	(3,707)	(2,237)
Proceeds from sale of properties, net	18,374	—
Cash provided by (used in) investing activities	14,667	(5,637)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of mortgage notes payable	(485)	(442)
Borrowings on unsecured revolving credit facility	23,500	—
Repayments on unsecured revolving credit facility	(45,500)	(345,500)
Proceeds from unsecured term loan	—	350,000
Financing fees	—	(1,964)
Distributions to common shareholders	(23,497)	(19,762)
Cash used in financing activities	(45,982)	(17,668)
(Decrease) increase in cash and cash equivalents	(1,669)	6,003
Cash and cash equivalents at beginning of period	5,255	3,272
Cash and cash equivalents at end of period	$3,586	$9,275

Supplemental cash flow information
Interest paid	$3,773	$3,937
Income taxes paid	84	24

Non-cash financing activities
Issuance of common shares	$514	$941

See accompanying notes.

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(unaudited)

Note 1.   Basis of Presentation

The accompanying condensed consolidated financial statements of Government Properties Income Trust and its subsidiaries, or the Company, we or us, are unaudited.  We operate in one business segment: ownership of properties that are primarily leased to government tenants.  Certain information and disclosures required by U.S. generally accepted accounting principles, or GAAP, for complete financial statements have been condensed or omitted.  We believe the disclosures made are adequate to make the information presented not misleading.  However, the accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2012, or our Annual Report.  In the opinion of our management, all adjustments, which include only normal recurring adjustments considered necessary for a fair presentation, have been included.  All material intercompany transactions and balances between the Company and its subsidiaries have been eliminated.  Our operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect reported amounts. Actual results could differ from those estimates.  Significant estimates in the condensed consolidated financial statements include purchase price allocations, useful lives of fixed assets and impairment of real estate and intangible assets.

Note 2.   Recent Accounting Pronouncements

Effective January 2013, we adopted Financial Accounting Standards Board, or FASB, Accounting Standards Update No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This update is the culmination of the FASB’s deliberation on reporting reclassification adjustments from accumulated other comprehensive income, or AOCI. This standard does not change the current requirements for reporting net income or other comprehensive income. However, it requires disclosure of amounts reclassified out of AOCI in their entirety, by component, on the face of the statement of income and comprehensive income or in the notes thereto. Amounts that are not required to be reclassified in their entirety to net income must be cross-referenced to other disclosures that provide additional detail. This standard is effective prospectively for annual and interim reporting periods beginning after December 15, 2012. The implementation of this update did not cause any changes to the disclosures in, or the presentation of, our condensed consolidated financial statements.

Note 3. Real Estate Properties

As of March 31, 2013, we owned 82 properties with an undepreciated carrying value of $1,524,724. We generally lease space in our properties on a gross lease or modified gross lease basis pursuant to fixed term operating leases expiring between 2013 and 2027. Certain of our government tenants have the right to terminate their leases before the lease term expires. Our leases generally require us to pay all or some property operating expenses and to provide all or most property management services. During the three months ended March 31, 2013, we entered into 6 leases for 198,518 rentable square feet for a weighted average (by revenue) lease term of 2.5 years and we made commitments for approximately $4,611 of leasing related costs. We have unspent leasing related obligations of approximately $10,600 as of March 31, 2013.

In February 2013, we sold an office property located in Oklahoma City, OK with 185,881 rentable square feet and a net book value of $8,069 for $16,300, excluding closing costs, and recognized a gain on sale of $8,198.  In March 2013, we sold an office property located in Tucson, AZ with 31,051 rentable square feet and a net book value of $2,080 for $2,189, excluding closing costs, and recognized a loss on sale of $30.

Results of operations for properties sold are included in discontinued operations in our condensed consolidated statements of income and comprehensive income once the criteria for discontinued operations in the Presentation of Financial Statements Topic of the FASB Accounting Standards Codification TM are met.  Summarized income statement information for properties sold is as follows:

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2013	2012
Rental income	$244	$458
Real estate taxes	(35)	(54)
Utility expenses	(48)	(104)
Other operating expenses	(61)	(86)
Depreciation and amortization	(45)	(162)
General and administrative	(25)	(37)
Income from discontinued operations	$30	$15

Note 4.  Concentration

Tenant and Credit Concentration

We define annualized rental income as the annualized contractual base rents from our tenants pursuant to our lease agreements with them as of the measurement date, plus straight line rent adjustments and estimated recurring expense reimbursements to be paid to us, and excluding lease value amortization. The U.S. Government, 10 state governments and the United Nations combined were responsible for approximately 93.9% and 92.3% of our annualized rental income as of March 31, 2013 and 2012, respectively. The U.S. Government is our largest tenant by annualized rental income and was responsible for approximately 71.9% and 68.2% of our annualized rental income as of March 31, 2013 and 2012, respectively.

Geographic Concentration

At March 31, 2013, our 82 properties were located in 31 states and the District of Columbia.  Properties located in Maryland, California, the District of Columbia, Georgia, New York and Massachusetts were responsible for approximately 12.4%, 12.1%, 11.0%, 9.5%, 8.9% and 6.1% of our annualized rental income as of March 31, 2013, respectively.

Note 5.  Indebtedness

At March 31, 2013 and December 31, 2012, our outstanding indebtedness consisted of the following:

	March 31,	December 31,
	2013	2012

Unsecured revolving credit facility, due in 2015	$27,500	$49,500
Unsecured term loan, due in 2017	350,000	350,000
Mortgage note payable, 5.73% interest rate, including unamortized premium of $569, due in 2015(1)	49,045	49,274
Mortgage note payable, 6.21% interest rate, due in 2016(1)	24,364	24,441
Mortgage note payable, 7.00% interest rate, including unamortized premium of $846, due in 2019(1)	10,167	10,247
Mortgage note payable, 8.15% interest rate, including unamortized premium of $619, due in 2021(1)	8,950	9,165
	$470,026	$492,627

(1)             We assumed these mortgages in connection with our acquisitions of certain properties.  The stated interest rates for these mortgage debts are the contractually stated rates.  We recorded the assumed mortgages at estimated fair value on the date of acquisition and we are amortizing the fair value premiums, if any, to interest expense over the respective terms of the mortgages to reduce interest expense to the estimated market interest rates as of the date of acquisition.

We have a $550,000 unsecured revolving credit facility that is available for general business purposes, including acquisitions. The maturity date of our revolving credit facility is October 19, 2015 and, subject to the payment of an extension fee and meeting certain other conditions, includes an option for us to extend the stated maturity date of our revolving credit facility by one year to October 19, 2016. In addition, our revolving credit facility includes a feature under which maximum borrowings may be increased to up to $1,100,000 in certain circumstances. Borrowings under our revolving credit facility bear interest at a rate of LIBOR plus a premium, which was 150 basis points as of March 31, 2013. We also pay a facility fee of 35 basis points per annum on the total

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(unaudited)

amount of lending commitments under our revolving credit facility. Both the interest rate premium and the facility fee are subject to adjustment based upon changes to our credit ratings. As of March 31, 2013, the interest rate payable on borrowings under our revolving credit facility was 1.7% and the weighted average annual interest rate for borrowings under our revolving credit facility was 1.7% for the three months ended March 31, 2013. As of March 31, 2013, we had $27,500 outstanding and $522,500 available under our revolving credit facility.

We have a $350,000 unsecured term loan. Our term loan matures on January 11, 2017, and is prepayable without penalty at any time. In addition, our term loan includes a feature under which maximum borrowings may be increased to up to $700,000 in certain circumstances. Our term loan bears interest at a rate of LIBOR plus a premium, which was 175 basis points as of March 31, 2013. The interest rate premium is subject to adjustment based upon changes to our credit ratings. As of March 31, 2013, the interest rate for the amount outstanding under our term loan was 2.0% and the weighted average interest rate for the amount outstanding under our term loan was 2.0% for the three months ended March 31, 2013.

Our revolving credit facility agreement and our term loan agreement provide for acceleration of payment of all amounts due thereunder upon the occurrence and continuation of certain events of default, including a change of control of us and the termination of our business management agreement or property management agreement with Reit Management & Research LLC, or RMR. Our revolving credit facility agreement and our term loan agreement also contain a number of covenants, including covenants that restrict our ability to incur debts or to make distributions under certain circumstances and require us to maintain financial ratios and a minimum net worth.  We believe we were in compliance with the terms and conditions of our revolving credit facility agreement and our term loan agreement at March 31, 2013.

At March 31, 2013, five of our properties with an aggregate net book value of $121,915 were secured by four mortgage notes. We assumed these mortgages in connection with certain of our acquisitions. Our mortgage notes are non-recourse and do not contain any material financial covenants.

Note 6. Fair Value of Financial Instruments

Our financial instruments at March 31, 2013 include cash and cash equivalents, restricted cash, rents receivable, amounts due from related persons, mortgage notes payable, accounts payable, our revolving credit facility and our term loan, amounts due to related persons, other accrued expenses and security deposits. At March 31, 2013, the fair values of our financial instruments approximated their carrying values in our condensed consolidated financial statements, except as follows:

	Carrying Amount	Fair Value
Mortgage note payable, 5.73% interest rate, including unamortized premium of $569, due in 2015	$49,045	$50,981
Mortgage note payable, 6.21% interest rate, due in 2016	24,364	27,052
Mortgage note payable, 7.00% interest rate, including unamortized premium of $846, due in 2019	10,167	11,125
Mortgage note payable, 8.15% interest rate, including unamortized premium of $619, due in 2021	8,950	10,259
	$92,526	$99,417

We estimate the fair values of our mortgage notes payable by using discounted cash flow analyses and currently prevailing market terms as of the measurement date (Level 3 inputs as defined in the fair value hierarchy under GAAP).  Because Level 3 inputs are unobservable, our estimated fair value may differ materially from the actual fair value.

Note 7. Shareholders’ Equity

Distributions

On February 22, 2013, we paid a distribution to common shareholders in the amount of $0.43 per share, or $23,497, that was declared on January 10, 2013 and was payable to shareholders of record on January 25, 2013.

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(unaudited)

On April 10, 2013, we declared a distribution payable to common shareholders of record on April 26, 2013, in the amount of $0.43 per share, or $23,506.  We expect to pay this distribution on or about May 24, 2013 using cash on hand and borrowings under our revolving credit facility.

Share Issuances

As further described in Note 8, on March 27, 2013, under the terms of our business management agreement with RMR, we issued 20,230 of our common shares to RMR in payment of an incentive fee of approximately $485 for services rendered to us by RMR during 2012.

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

Under our business management agreement with RMR, we acknowledge that RMR also provides management services to other companies, which include CommonWealth REIT, or CWH.  One of our Managing Trustees, Mr. Barry Portnoy, is Chairman, majority owner and an employee of RMR.  Our other Managing Trustee, Mr. Adam Portnoy, is the son of Mr. Barry Portnoy, and an owner, President, Chief Executive Officer and a director of RMR.  Each of our executive officers is also an officer of RMR.  CWH’s executive officers are officers of RMR.  Our Independent Trustees also serve as independent directors or independent trustees of other public companies to which RMR provides management services.  Mr. Barry Portnoy serves as a managing director or managing trustee of those companies and Mr. Adam Portnoy serves as a managing trustee of a majority of those companies.  In addition, officers of RMR serve as officers of those companies.

Pursuant to our business management agreement with RMR, we recognized business management fees for the three months ended March 31, 2013 and 2012 of $2,454 and $2,231, respectively.  These amounts are included in general and administrative expenses in our condensed consolidated financial statements.  In March 2013, we issued 20,230 of our common shares to RMR for the incentive fee payable to RMR for 2012, in accordance with the terms of our business management agreement.

In connection with our property management agreement with RMR we recognized aggregate property management and construction supervision fees for the three months ended March 31, 2013 and 2012 of $1,816 and $1,590, respectively.  These amounts are included in other operating expenses or have been capitalized, as appropriate, in our condensed consolidated financial statements.

CWH organized us as a 100% owned subsidiary.  One of our Managing Trustees, Mr. Barry Portnoy, is a managing trustee of CWH.  Our other Managing Trustee, Mr. Adam Portnoy, is a managing trustee and the President of CWH.  RMR provides management services to both us and CWH.

In 2009, we completed our initial public offering, or IPO, pursuant to which we ceased to be a majority owned subsidiary of CWH.  In connection with our IPO, we and CWH entered into a transaction agreement that governs our separation from and relationship with CWH.  Pursuant to this transaction agreement, among other things, CWH granted us a right of first refusal to acquire any property owned by CWH that CWH determines to divest if the property is then majority leased to a government tenant, which right of first refusal will also apply in the event of an indirect sale of any such properties resulting from a change of control of CWH.

Until March 15, 2013, CWH was our largest shareholder.  On March 15, 2013, CWH sold all 9,950,000 of our common shares it owned in a public offering.  In connection with this public offering, on March 11, 2013, we entered into a registration agreement with CWH under which CWH agreed to pay all expenses incurred by us relating to the registration and sale of our common shares owned by CWH in the offering. In addition, under the registration agreement, CWH agreed to indemnify us and our officers, Trustees and controlling persons, and we agreed to indemnify CWH, its officers, trustees and controlling persons, against certain liabilities related to the public offering, including liabilities under the Securities Act of 1933, as amended, or the Securities Act; and we and CWH agreed to reimburse payments that the other may make in respect of those liabilities. As of March 31, 2013, we recorded $286 of amounts due from CWH related to this agreement.

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

As of March 31, 2013, we have invested $5,194 in AIC since we became an equity owner of AIC in December 2009.  Although we own less than 20% of AIC, we use the equity method to account for this investment because we believe that we have significant influence over AIC because all of our Trustees are also directors of AIC.  Our investment in AIC had a carrying value of $5,816 and $5,747 as of March 31, 2013 and December 31, 2012, respectively.  For the three months ended March 31, 2013 and 2012, we recognized income of $76 and $45, respectively, related to our investment in AIC.  We and the other shareholders of AIC have purchased property insurance providing $500,000 of coverage pursuant to an insurance program arranged by AIC and with respect to which AIC is a reinsurer of certain coverage amounts.  This program was modified and extended in June 2012 for a one year term, and we paid a premium, including taxes and fees, of $410 in connection with that renewal, which amount may be adjusted from time to time as we acquire or dispose of properties that are included in this program.  We periodically consider the possibilities for expanding our insurance relationships with AIC to include other types of insurance and may in the future participate in additional insurance offerings AIC may provide or arrange.  We may invest additional amounts in AIC in the future if the expansion of this insurance business requires additional capital, but we are not obligated to do so.  By participating in this insurance business with RMR and the other companies to which RMR provides management services, we expect that we may benefit financially by possibly reducing our insurance expenses or by realizing our pro rata share of any profits of this insurance business.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and tables should be read in conjunction with the financial statements and notes thereto included in this Quarterly Report on Form 10-Q and in our Annual Report.

OVERVIEW

We are a real estate investment trust, or REIT, organized under Maryland law. As of March 31, 2013, we owned 82 properties located in 31 states and the District of Columbia containing approximately 10 million rentable square feet, of which 67.4% was leased to the U.S. Government, 17.4% was leased to 10 state governments and 1.9% was leased to the United Nations, an international intergovernmental organization.  The U.S. Government, 10 state governments and the United Nations combined were responsible for 93.9% and 92.3% of our annualized rental income, as defined below, as of March 31, 2013 and 2012, respectively.

Property Operations

As of March 31, 2013, 92.8% of our rentable square feet were leased, compared to 92.3% of our rentable square feet as of March 31, 2012.  Occupancy data for our properties as of March 31, 2013 and 2012 is as follows (square feet in thousands):

			Comparable
	All Properties(1)		Properties(2)
	March 31,		March 31,
	2013	2012	2013	2012
Total properties (end of period)	82	71	69	69
Total square feet	10,000	8,949	8,734	8,734
Percent leased(3)	92.8%	92.3%	91.8%	92.3%

(1)             Based on properties we owned on March 31, 2013.

(2)             Based on properties we owned on March 31, 2013 and which we owned continuously since January 1, 2012.  Our comparable properties increased from 55 properties at March 31, 2012 as a result of 16 acquisitions we completed during the year ended December 31, 2011 and the sale of two properties during the three months ended March 31, 2013.

(3)             Percent leased includes (i) space being fitted out for tenant occupancy pursuant to our lease agreements, if any, and (ii) space which is leased, but is not occupied or is being offered for sublease by tenants, if any, as of the measurement date.

The average annualized effective rental rate per square foot for our properties for the three months ended March 31, 2013 and 2012 are as follows:

	Three Months Ended
	March 31,
	2013	2012
Average annualized effective rental rate per square foot:(1)
All properties(2)	$24.88	$24.75
Comparable properties(3)	$25.50	$24.75

(1)             Average annualized effective rental rate per square foot represents annualized total rental income during the period specified divided by the average rentable square feet leased during the period specified.

(2)             Based on properties we owned on March 31, 2013.

(3)             Based on properties we owned on March 31, 2013 and which we owned continuously since January 1, 2012.

We currently believe that U.S. property leasing market conditions are slowly improving, but remain weak in many U.S. markets. Our historical experience, including that of our predecessor, CWH, with respect to properties of the type we own that are majority leased to government tenants has been that government tenants frequently renew leases to avoid the costs and disruptions that may result from relocating their operations. We believe that current budgetary pressures may cause increased demand for leased space by government tenants, as opposed to new buildings built on behalf of government tenants. However, these same increased budgetary pressures upon the U.S. Government and state governments could also result in a decrease in government employment, an increase in space utilization rates by government tenants or consolidation of operations into government owned properties, thereby reducing the need for government leased space. Accordingly, we are unable to reasonably project what the financial impact of market conditions or changing government financial circumstances will be on our financial results for future periods.

As of March 31, 2013, our leases totaling 329,451 rentable square feet are scheduled to expire through June 30, 2013. Based upon current market conditions and tenant negotiations for leases scheduled to expire through June 30, 2013, we expect that rental rates we are likely to achieve on new or renewed leases will, in the aggregate and on a weighted average basis (based on revenues), be higher than the rates currently being paid, thereby generally resulting in higher revenue from the same space absent an increase in vacancies. However, we cannot assure that the rental rates we expect will occur or that we will not experience material declines in our rental income due to vacancies upon lease expirations. Prevailing market conditions and government tenants needs at or for a period preceding the time our leases expire will generally determine lease renewals and rental rates for space in our properties; and market conditions and government tenants needs are generally beyond our control. As of March 31, 2013, lease expirations at our properties by year are as follows (square feet and dollars in thousands):

					Annualized
	Number of	Expirations of		Cumulative	Rental		Cumulative
	Tenants	Occupied Square	Percent	Percent	Income	Percent	Percent
Year(1)	Expiring	Feet(2)	of Total	of Total	Expiring(3)	of Total	of Total
2013	39	814	8.8%	8.8%	$19,712	8.9%	8.9%
2014	33	455	4.9%	13.7%	8,829	4.0%	12.9%
2015	38	1,203	13.0%	26.7%	27,563	12.5%	25.4%
2016	35	804	8.7%	35.4%	25,767	11.7%	37.1%
2017	29	619	6.7%	42.1%	12,594	5.7%	42.8%
2018	23	1,036	11.2%	53.3%	27,459	12.4%	55.2%
2019	14	1,277	13.8%	67.1%	29,709	13.5%	68.7%
2020	14	756	8.1%	75.2%	21,413	9.7%	78.4%
2021	7	821	8.8%	84.0%	15,574	7.1%	85.5%
2022 and thereafter	19	1,498	16.0%	100.0%	32,204	14.5%	100.0%
Total	251	9,283	100.0%		$220,824	100.0%

Weighted average remaining lease term (in years)		5.4			5.3

(1)                                     The year of lease expiration is pursuant to current contract terms. Some government tenants have the right to vacate their space before the stated expirations of their leases. As of March 31, 2013, government tenants occupying approximately 7.0% of our rentable square feet and responsible for approximately 5.5% of our annualized rental income as of March 31, 2013 have currently exercisable rights to terminate their leases before the stated expirations. Also in 2013, 2014, 2015, 2016, 2017, 2018, 2019 and 2020, early termination rights become exercisable by other tenants who currently occupy an additional approximately 3.5%, 4.0%, 0.6%, 6.6%, 2.5%, 1.1%, 3.7% and 0.6% of our rentable square feet, respectively, and contribute an additional approximately 3.0%, 4.5%, 0.5%, 9.4%, 3.3%, 1.3%, 4.2% and 0.7% of our annualized rental income, respectively, as of March 31, 2013.  In January 2013, we were notified by one of our tenants, representing 1.0% of our rentable square feet and responsible for approximately 1.0% of our annualized rental income as of March 31, 2013, that it intends to exercise its right to vacate its space in July 2013 prior to the stated expiration of its lease in January 2015.  In addition, as of March 31, 2013, 12 of our state government tenants have currently exercisable rights to terminate their leases if these states do not appropriate rent in their respective annual budgets. These 12 tenants occupy approximately 7.8% of our rentable square feet and contribute approximately 7.6% of our annualized rental income as of March 31, 2013.

(2)                                     Occupied square feet is pursuant to leases existing as of March 31, 2013, and includes (i) space being fitted out for tenant occupancy pursuant to our lease agreements, if any, and (ii) space which is leased, but is not occupied or is being offered for sublease by tenants, if any.

(3)                                     Annualized rental income is the annualized contractual base rents from our tenants pursuant to our lease agreements as of March 31, 2013, plus straight line rent adjustments and estimated recurring expense reimbursements to be paid to us, and excluding lease value amortization.

Acquisition and Disposition Activities (dollar amounts in thousands)

Our strategy related to property acquisitions and dispositions is materially unchanged from that disclosed in our Annual Report. Although we did not acquire any properties during the three month period ended March 31, 2013, and we currently have no properties under contract to acquire, we continue to explore and evaluate for possible acquisition additional properties that are majority leased to government tenants; however, we cannot assure that we will reach any agreement to acquire such properties, or that if we do reach any such agreement, that we will complete the acquisitions.

In February 2013, we sold an office property located in Oklahoma City, OK with 185,881 rentable square feet for $16,300, excluding closing costs, and recognized a gain on sale of $8,198. In March 2013, we sold an office property located in Tucson, AZ with 31,051 rentable square feet for $2,189, excluding closing costs, and recognized a loss on sale of $30.

Although we may offer for sale additional properties on occasion, we do not currently plan to dispose of any of our properties. Future changes in market conditions, property performance, our expectation regarding lease renewals or our plans with regard to particular properties may change our disposition strategy.

RESULTS OF OPERATIONS (amounts in thousands, except per share amounts)

Three Months Ended March 31, 2013, Compared to Three Months Ended March 31, 2012

	Comparable Properties Results (1)				Acquired Properties Results (2)				Consolidated Results
	Three Months Ended March 31,				Three Months Ended March 31,				Three Months Ended March 31,
			$	%			$	%			$	%
	2013	2012	Change	Change	2013	2012	Change	Change	2013	2012	Change	Change

Rental income	$51,051	$49,997	$1,054	2.1%	$6,627	$—	$6,627	100.0%	$57,678	$49,997	$7,681	15.4%
Operating expenses:
Real estate taxes	5,982	5,479	503	9.2%	521	—	521	100.0%	6,503	5,479	1,024	18.7%
Utility expenses	3,512	3,731	(219)	(5.9)%	475	—	475	100.0%	3,987	3,731	256	6.9%
Other operating expenses	8,536	8,767	(231)	(2.6)%	1,042	—	1,042	100.0%	9,578	8,767	811	9.3%
Total operating expenses	18,030	17,977	53	0.3%	2,038	—	2,038	100.0%	20,068	17,977	2,091	11.6%

Net operating income (3)	$33,021	$32,020	$1,001	3.1%	$4,589	$—	$4,589	100.0%	37,610	32,020	5,590	17.5%

Other expenses
Depreciation and amortization									13,696	11,910	1,786	15.0%
Acquisition related costs									34	49	(15)	(30.6)%
General and administrative									3,249	3,002	247	8.2%
Total other expenses									16,979	14,961	2,018	13.5%
Operating income									20,631	17,059	3,572	20.9%
Interest and other income									11	8	3	38%
Interest expense (including net amortization of debt premiums and deferred financing fees of $331 and $324, respectively)									(4,147)	(4,023)	(124)	3.1%
Equity in earnings of an investee									76	45	31	68.9%
Income before income tax expense									16,571	13,089	3,482	26.6%
Income tax expense									(43)	(45)	2	(4.4)%
Net income from continuing operations									16,528	13,044	3,484	26.7%
Discontinued operations:
Income from discontinued opertations									30	15	15	100.0%
Net gain on sale of properties from discontinued operations									8,168	—	8,168	100.0%
Net income									$24,726	$13,059	$8,183	62.7%

Weighted average common shares outstanding									54,645	47,052	7,593	16.1%

Net income from continuing operations per common share									$0.30	$0.28	$0.02	7.2%
Net income from discontinued operations per common share									0.15	—	0.15	100.0%
Net income per common share									$0.45	$0.28	$0.17	61.3%

Calculation of Funds From Operations and Normalized Funds From Operations (4)

Net income									$24,726	$13,059
Plus: Depreciation and amortization from continuing operations									13,696	11,910
Plus: Depreciation and amortization from discontinued operations									45	162
Less: Net gain on sale of properties from discontinued operations									(8,168)	—
Funds from operations									30,299	25,131
Acquisition related costs									34	49
Normalized funds from operations									$30,333	$25,180

Funds from operations per common share									$0.55	$0.53
Normalized funds from operations per common share									$0.56	$0.54

(1)                   Comparable properties consist of 69 properties we owned on March 31, 2013 and which we owned continuously since January 1, 2012.

(2)                   Acquired properties consist of the 13 properties we owned on March 31, 2013 which we acquired during the period from January 1, 2012 to March 31, 2013.

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

(4)                   We calculate funds from operations, or FFO, and Normalized FFO as shown above. FFO is calculated on the basis defined by The National Association of Real Estate Investment Trusts, or NAREIT, which is net income, calculated in accordance with GAAP, plus real estate depreciation and amortization, excluding any gain or loss on sale of properties, as well as other adjustments currently not applicable to us. Our calculation of Normalized FFO differs from NAREIT’s definition of FFO because we exclude acquisition related costs. We consider FFO and Normalized FFO to be appropriate measures of operating performance for a REIT, along with net income, operating income and cash flow from operating activities. We believe that FFO and Normalized FFO provide useful information to investors because by excluding the effects of certain historical amounts, such as depreciation expense, FFO and Normalized FFO may facilitate a comparison of our operating performance between periods and between us and other REITs. FFO and Normalized FFO are among the factors considered by our Board of Trustees when determining the amount of distributions to our shareholders. Other factors include, but are not limited to, requirements to maintain our status as a REIT, limitations in our revolving credit facility and term loan agreements, the availability of debt and equity capital to us, our expectation of our future capital requirements and operating performance, and our expected needs and availability of cash to pay our obligations. FFO and Normalized FFO do not represent cash generated by operating activities in accordance with GAAP and should not be considered as alternatives to net income, operating income or cash flow from operating activities, determined in accordance with GAAP, or as indicators of our financial performance or liquidity, nor are these measures necessarily indicative of sufficient cash flow to fund all of our needs. We believe that FFO and Normalized FFO may facilitate an understanding of our consolidated historical operating results. These measures should be considered in conjunction with net income, operating income and cash flow from operating activities as presented in our Condensed Consolidated Statements of Income and Condensed Comprehensive Income and Consolidated Statements of Cash Flows. Other REITs and real estate companies may calculate FFO and Normalized FFO differently than we do.

We refer to the 69 properties we owned on March 31, 2013 and which we have owned continuously since January 1, 2012 as comparable properties.  We refer to the 13 properties that we owned as of March 31, 2013 which we purchased during the period from January 1, 2012 to March 31, 2013 as acquired properties.  Our condensed consolidated income statement for the three months ended March 31, 2013 includes the operating results of all of the acquired properties for the entire period, as we purchased all of the acquired properties prior to January 1, 2013 and our condensed consolidated income statement for the three months ended March 31, 2012 does not include the operating results of the 13 acquired properties, as those properties were purchased after March 31, 2012.

References to changes in the income and expense categories below relate to the comparison of consolidated results for the three month period ended March 31, 2013, compared to the three month period ended March 31, 2012.

Rental income.  The increase in rental income reflects the effects of acquired properties and an increase in rental income for comparable properties.  Rental income increased $6,627 from properties acquired after March 31, 2012.  Rental income for comparable properties increased primarily due to increases in base rental income and real estate tax expense reimbursement income at certain of our comparable properties. Rental income includes non-cash straight line rent adjustments totaling $909 in 2013 and $869 in 2012 and amortization of acquired leases and assumed lease obligations totaling ($241) in 2013 and ($554) in 2012.

Real estate taxes. The increase in real estate taxes reflects the effects of acquired properties and an increase in real estate taxes for comparable properties. Real estate taxes increased $521 from properties acquired after March 31, 2012.  Real estate taxes for comparable properties increased due to the effect of higher tax assessments at certain of our properties.

Utility expenses.  The increase in utility expenses reflects the effects of acquired properties, partially offset by lower utility expenses for comparable properties.  Utility expenses increased $475 from properties acquired after March 31, 2012.  Utility expenses at comparable properties declined primarily due to lower electricity rates at certain of our properties, partially offset by higher usage at certain of our properties.

Other operating expenses.  Other operating expenses consist of property management fees, salaries and benefit costs of property level personnel, repairs and maintenance expense, cleaning expense and other direct costs of operating our properties. The increase in other operating expenses reflects the effects of acquired properties, partially offset by lower expenses for comparable properties.  Other operating expenses increased $1,042 from properties acquired after March 31, 2012.  Other operating expenses at comparable properties decreased as a result of decreases in insurance expense and repair and maintenance costs at certain of our properties, partially offset by increased snow removal expenses at certain of our properties.

Depreciation and amortization.  The increase in depreciation and amortization reflects the effect of property acquisitions and improvements made to certain of our properties since January 1, 2012.  Depreciation and amortization increased $2,164 from properties acquired after March 31, 2012.

Acquisition related costs.  Acquisition related costs represent legal and due diligence costs incurred in connection with our acquisition activity during the respective 2013 and 2012 periods.

General and administrative.  General and administrative expenses consist of fees pursuant to our business management agreement with RMR, equity compensation expense, legal and accounting fees, Trustees’ fees and expenses, securities listing and transfer agency fees and other costs relating to our status as a publicly traded company.  The increase in general and administrative expenses primarily reflects and results from our property acquisitions since January 1, 2012.

Interest and other income.  The increase in interest and other income is primarily the result of a larger average amount of investable cash in 2013 compared to the same period in 2012.

Interest expense.  The increase in interest expense reflects a larger average outstanding debt balance during the 2013 period compared to the 2012 period, partially offset by a lower weighted average interest rate in 2013.

Equity in earnings of an investee.  Equity in earnings of an investee represents our proportionate share of earnings from our investment in AIC.

Income tax expense.  The decrease in income tax expense is a result of lower state income taxes in the 2013 period compared to the same period in 2012.

Income from discontinued operations.  Income from discontinued operations reflects operating results of two properties sold in the 2013 period.

Net gain on sale of properties from discontinued operations.  Net gain on sale of properties from discontinued operations represents the net gain realized from the sale of two properties in the 2013 period.

Net income.  Our net income increased as a result of the changes noted above.  On a per share basis, the percentage increase in net income is lower as a result of our issuance of common shares pursuant to a public offering in 2012.

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

Our changes in cash flows for the three months ended March 31, 2013 compared to the same period in 2012 were as follows: (i) cash provided by operating activities increased from $29,308 in 2012 to $29,646 in 2013; (ii) cash provided by (used in) investing activities increased from ($5,637) in 2012 to $14,667 in 2013; and (iii) cash used in financing activities increased from $17,668 in 2012 to $45,982 in 2013.

The increase in cash provided by operating activities for the three month period ended March 31, 2013 as compared to the corresponding prior year period is due primarily to increased operating cash flow from our acquisitions of properties after January 1, 2012 and changes in our working capital.  The increase in cash provided by (used in) investing activities for the three month period ended March 31, 2013 as compared to the corresponding prior year period was due primarily to the net proceeds received from our sale of two properties for the three month period ended March 31, 2013.  The increase in cash used in financing activities for the three month period ended March 31, 2013 as compared to the corresponding prior year period was due primarily to higher net repayments on borrowings outstanding during the 2013 period combined with an increase in distributions paid to common shareholders during the 2013 period.

Our Investment and Financing Liquidity and Resources (dollar amounts in thousands, except per share and per square foot amounts)

In order to fund acquisitions and to meet cash needs that may result from timing differences between our receipt of rents and our desire or need to make distributions or pay operating or capital expenses, we maintain a $550,000 unsecured revolving credit facility with a group of institutional lenders. The maturity date of our revolving credit facility is October 19, 2015 and, subject to the payment of an extension fee and meeting certain other conditions, includes an option for us to extend the stated maturity date of our revolving credit facility by one year to October 19, 2016. In addition, our revolving credit facility includes a feature under which maximum borrowings may be increased up to $1,100,000 in certain circumstances. Borrowings under our revolving credit facility bear interest at a rate of LIBOR plus a premium, which was 150 basis points as of March 31, 2013. We also pay a facility fee of 35 basis points per annum on the total amount of lending commitments under our revolving credit facility. Both the interest rate premium and the facility fee are subject to adjustment based upon changes to our credit ratings. We can borrow, repay and reborrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity. As of March 31, 2013, the interest rate payable on borrowings under our revolving credit facility was 1.7%, and the weighted average interest rate for borrowings under our revolving credit facility was 1.7% for the three months ended March 31, 2013. As of March 31, 2013 and May 2, 2013, we had $27,500 and $24,000, respectively, outstanding under our revolving credit facility and $522,500 and $526,000, respectively, available to borrow under our revolving credit facility.

We also have a five year $350,000 unsecured term loan.  Our term loan matures on January 11, 2017, and is prepayable without penalty at any time.  The amount outstanding under our term loan bears interest at LIBOR plus a premium, which was 175 basis points as of March 31, 2013.  The interest rate premium is subject to adjustment based upon changes to our credit ratings.  We used the net proceeds of our term loan to repay amounts outstanding under our revolving credit facility and to fund general business activities.

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

On February 22, 2013 we paid a $0.43, or $23,497, per share distribution to our common shareholders. We funded this distribution using cash on hand and borrowings under our revolving credit facility.  On April 10, 2013, we declared a distribution payable to common shareholders of record on April 26, 2013, in the amount of $0.43 per share, or $23,506.  We expect to pay this distribution on or about May 24, 2013 using cash on hand and borrowings under our revolving credit facility.

During the three months ended March 31, 2013 and 2012, amounts capitalized at our properties for tenant improvements, leasing costs, building improvements and development and redevelopment activities were as follows:

	Three Months Ended
	March 31,
	2013	2012
Tenant improvements(1)	$1,811	$283
Leasing costs(2)	$835	$143
Building improvements(3)	$241	$194
Development, redevelopment and other activities(4)	$414	$405

(1)                                     Tenant improvements include related capital expenditures to improve tenants’ space or amounts paid directly to tenants to improve their space.

(2)                                     Leasing costs include leasing related costs such as brokerage commissions and other tenant inducements.

(3)                                     Building improvements generally include expenditures to replace obsolete building components and expenditures that extend the useful life of existing assets.

(4)                                     Development, redevelopment and other activities generally include (i) major capital expenditures that are identified at the time of a property acquisition and incurred within a short time period after acquiring the property, and (ii) major capital expenditure projects that reposition a property or result in new sources of revenue.

Leases totaling 201,900 rentable square feet expired during the three months ended March 31, 2013.  During the three months ended March 31, 2013, we entered into leases totaling 198,518 rentable square feet. The weighted average (by rentable square feet) rental rates for leases of 186,936 rentable square feet entered into with government tenants during the three months ended March 31, 2013 increased by 15.6%, when compared to the weighted average (by rentable square feet) rental rates previously charged for the same space. The weighted average (by rentable square feet) rental rates for leases of 11,582 rentable square feet entered into with non-government tenants during the three months ended March 31, 2013 decreased by 10.0% when compared to the weighted average (by rentable square feet) rental rates previously charged for the same space.

During the three months ended March 31, 2013 commitments made for expenditures, such as tenant improvements and  leasing costs, in connection with leasing space, were as follows:

	Government	Non-government
	Leases	Leases	Total
Rentable square feet leased during the period	186,936	11,582	198,518
Tenant leasing costs and concession commitments(1)	$4,476	$135	$4,611
Tenant leasing costs and concession commitments per rentable square foot(1)	$23.95	$11.63	$23.23
Weighted average lease term by square foot (years)	3.9	3.5	3.8
Total leasing costs and concession commitments per rentable square foot per year(1)	$6.19	$3.34	$6.04

(1)                                     Includes commitments made for leasing expenditures and concessions, such as improvements, leasing commissions, tenant reimbursements and free rent.

Off Balance Sheet Arrangements

As of March 31, 2013, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Debt Covenants (dollars in thousands)

Our principal debt obligations at March 31, 2013 were our $550,000 revolving credit facility, our $350,000 term loan and four secured mortgage loans assumed in connection with certain of our acquisitions. Our mortgage loans are non-recourse and do not contain any material financial covenants. Our revolving credit facility agreement and our term loan agreement contain a number of covenants which restrict our ability to incur debts in excess of calculated amounts, restrict our ability to make distributions under certain circumstances and generally require us to maintain certain financial ratios. Our revolving credit facility agreement and our term loan agreement provide for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default or upon a change of control of us, including a change in our management by RMR. We believe we were in compliance with all of our covenants under our revolving credit facility agreement and our term loan agreement at March 31, 2013.

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

Related Person Transactions (dollars in thousands)

We have relationships and historical and continuing transactions with our Trustees, our executive officers, RMR, CWH, AIC and other companies to which RMR provides management services and others affiliated with them.  For example, we have no employees and personnel and various services we require to operate our business are provided to us by RMR pursuant to management agreements; and RMR is owned by our Managing Trustees.  Also, as a further example, we have relationships with other companies to which RMR provides management services and which have trustees, directors and officers who are also trustees, directors or officers of ours or RMR, including CWH, which is our former parent and from which we have previously purchased properties that are majority leased to government tenants; and we, RMR, CWH and five other companies to which RMR provides management services each currently own 12.5% of AIC, and we and the other shareholders of AIC have property insurance in place providing $500,000 of coverage pursuant to an insurance program arranged by AIC and with respect to which AIC is a reinsurer of certain coverage amounts.  For further information about these and other such relationships and related person transactions, please see Note 8 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.  In addition, for more information about these transactions and relationships, please see elsewhere in this Quarterly Report on Form 10-Q, including “Warning Concerning Forward Looking Statements” in Part I, and our Annual Report, our Proxy Statement dated February 22, 2013 for the Annual Meeting of Shareholders, or our Proxy Statement, and our other filings with the Securities and Exchange Commission, or SEC, including Note 5 to our consolidated financial statements included in our Annual Report, the sections captioned “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Related Person Transactions” and “Warning Concerning Forward Looking Statements” of our Annual Report and the section captioned “Related Person Transactions and Company Review of Such Transactions” and the information regarding our Trustees and executive officers in our Proxy Statement.  In addition, please see the section captioned “Risk Factors” of our Annual Report for a description of risks that may arise from these transactions and relationships.  Our filings with the SEC, including our Annual Report and our Proxy Statement, are available at the SEC’s website at www.sec.gov.  Copies of certain of our agreements with these related parties, including our business management agreement and property management agreement with RMR, various agreements we have entered with CWH and our shareholders agreement with AIC and its shareholders, are publicly available as exhibits to our public filings with the SEC and accessible at the SEC’s website.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk (dollar amounts in thousands)

We are exposed to risks associated with market changes in interest rates. We manage our exposure to this market risk by monitoring available financing alternatives. Our strategy to manage exposure to changes in interest rates has not materially changed since December 31, 2012. Other than as described below, we do not currently foresee any significant changes in our exposure to fluctuations in interest rates or in how we manage this exposure in the near future.

At March 31, 2013, our outstanding fixed rate debt consisted of the following:

		Annual	Annual		Interest
	Principal	Interest	Interest		Payments
Debt	Balance(1)	Rate(1)	Expense(1)	Maturity	Due
Mortgage	$48,476	5.73%	$2,816	2015	Monthly
Mortgage	24,364	6.21%	1,534	2016	Monthly
Mortgage	9,321	7.00%	652	2019	Monthly
Mortgage	8,331	8.15%	679	2021	Monthly
	$90,492		$5,682

(1)

The principal balances and interest rates are the amounts determined pursuant to the contracts. In accordance with GAAP, our carrying values and recorded interest expense may differ from these amounts because of market conditions at the time we assumed these debts. For more information, see Notes 5 and 6 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Our mortgages require principal and interest payments through maturity pursuant to amortization schedules. Because these debts bear interest at a fixed rate, changes in market interest rates during the term of these debts will not affect our interest obligations. If these debts were refinanced at interest rates which are 100 basis points higher or lower than shown above, our per annum interest cost would increase or decrease, respectively, by approximately $915.

Changes in market interest rates would affect the fair value of our fixed rate debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt. Based on the balances outstanding at March 31, 2013, and discounted cash flow analysis through the respective maturity dates, and assuming no other changes in factors that may affect the fair value of our fixed rate debt obligations, a hypothetical immediate 100 basis point increase in interest rates would decrease the fair value of those obligations by approximately $2,385, and a hypothetical immediate 100 basis point decrease in interest rates would increase the fair value of those obligations by approximately $2,817.

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

At March 31, 2013, our floating rate debt consisted of $27,500 outstanding under our $550,000 unsecured revolving credit facility and our $350,000 unsecured term loan. Our revolving credit facility matures in October 2015, and subject to our meeting certain conditions, including our payment of an extension fee, we have the option to extend the stated maturity by one year to October 2016. No principal repayments are required under our revolving credit facility or term loan prior to maturity, and prepayments may be made, and redrawn subject to conditions, at any time without penalty. Borrowings under our revolving credit facility and term loan are in U.S. dollars and bear interest at a rate of LIBOR plus a premium that is subject to adjustment based upon changes to our credit ratings. Accordingly, we are vulnerable to changes in U.S. dollar based short term rates, specifically LIBOR. There have been recent governmental inquiries regarding the setting of LIBOR, which may result in changes to the process that could have the effect of increasing LIBOR. In addition, upon renewal or refinancing of our revolving credit facility or our term loan, we are vulnerable to increases in interest rate premiums due to market conditions or our perceived credit risk. Generally, a change in interest rates generally would not affect the value of our floating rate debt but would affect our operating results.

The following table presents the impact a 100 basis point increase in interest rates would have on our floating rate interest expense as of March 31, 2013:

	Impact of Changes in Interest Rates
		Outstanding	Total Interest	Annual Earnings
	Interest Rate	Debt	Expense Per Year	Per Share Impact

At March 31, 2013	1.940%	$377,500	$7,425	$0.14
100 bps increase	2.940%	$377,500	$11,253	$0.21

(1)	Weighted based on the respective interest rates and outstanding borrowings under our credit agreement and term loan as of March 31, 2013.

The foregoing table shows the impact of an immediate change in floating interest rates. If interest rates were to change gradually over time, the impact would be spread over time. Our exposure to fluctuations in floating interest rates will increase or decrease in the future with increases or decreases in the outstanding amount under our revolving credit facility or other floating rate debt.

The following table presents the impact a 100 basis point increase in interest rates would have on our annual floating rate interest expense as of March 31, 2013 if we were fully drawn on our revolving credit facility and our term loan remained outstanding:

	Impact of Changes in Interest Rates
		Outstanding	Total Interest	Annual Earnings
	Interest Rate	Debt	Expense Per Year	Per Share Impact

At March 31, 2013	1.810%	$900,000	$16,516	$0.30
100 bps increase	2.810%	$900,000	$25,641	$0.47

(1)	Weighted based on the respective interest rates and outstanding borrowings under our credit agreement and term loan as of March 31, 2013 assuming we were fully drawn.

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

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•                  OUR EXPECTATION THAT THERE MAY BE AN INCREASE IN DEMAND FOR LEASED SPACE BY THE U.S. GOVERNMENT AND STATE AND LOCAL GOVERNMENTS,

•                  OUR EXPECTATION THAT WE WILL BENEFIT FINANCIALLY BY PARTICIPATING IN AIC WITH RMR AND COMPANIES TO WHICH RMR PROVIDES MANAGEMENT SERVICES, AND

•                  OTHER MATTERS.

OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY OUR FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS.  FACTORS THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FORWARD LOOKING STATEMENTS AND UPON OUR BUSINESS, RESULTS OF OPERATIONS, FINANCIAL CONDITION, FFO, NORMALIZED FFO, NOI, CASH FLOWS, LIQUIDITY AND PROSPECTS INCLUDE, BUT ARE NOT LIMITED TO:

•                  THE IMPACT OF CHANGES IN THE ECONOMY AND THE CAPITAL MARKETS ON US AND OUR TENANTS,

•                  COMPETITION WITHIN THE REAL ESTATE INDUSTRY, PARTICULARLY WITH RESPECT TO THOSE MARKETS IN WHICH OUR TENANTS ARE LOCATED,

•                  THE IMPACT OF CHANGES IN THE REAL ESTATE NEEDS AND FINANCIAL CONDITIONS OF THE U.S. GOVERNMENT AND STATE AND LOCAL GOVERNMENTS,

•                  COMPLIANCE WITH, AND CHANGES TO, FEDERAL, STATE AND LOCAL LAWS AND REGULATIONS, ACCOUNTING RULES, TAX LAWS AND SIMILAR MATTERS,

•                  ACTUAL AND POTENTIAL CONFLICTS OF INTEREST WITH OUR MANAGING TRUSTEES, RMR, CWH AND THEIR RELATED PERSONS AND ENTITIES,

•                  LIMITATIONS IMPOSED ON OUR BUSINESS AND OUR ABILITY TO SATISFY COMPLEX RULES IN ORDER FOR US TO QUALIFY AS A REIT FOR U.S. FEDERAL INCOME TAX PURPOSES, AND

•                  ACTS OF TERRORISM, OUTBREAKS OF SO CALLED PANDEMICS OR OTHER MANMADE OR NATURAL DISASTERS BEYOND OUR CONTROL.

FOR EXAMPLE:

•                  CONTINGENCIES IN OUR FUTURE ACQUISITION AGREEMENTS AND OUR FUTURE SALES AGREEMENTS MAY NOT BE SATISFIED AND COULD RESULT IN SUCH ACQUISITIONS AND SALES NOT OCCURRING OR BEING DELAYED, OR COULD RESULT IN THE TERMS OF THE TRANSACTIONS CHANGING,

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

•                  RENTS THAT WE CAN CHARGE AT OUR PROPERTIES MAY DECLINE BECAUSE OF CHANGING MARKET CONDITIONS OR OTHERWISE,

•                  CONTINUED AVAILABILITY OF BORROWINGS UNDER OUR REVOLVING CREDIT FACILITY IS SUBJECT TO OUR SATISFYING CERTAIN FINANCIAL COVENANTS AND MEETING OTHER CUSTOMARY CREDIT FACILITY CONDITIONS,

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

•                  WE MAY BE UNABLE TO REPAY OUR DEBT OBLIGATIONS WHEN THEY BECOME DUE, AND

•                  THIS QUARTERLY REPORT ON FORM 10-Q STATES THAT WE BELIEVE THAT OUR CONTINUING RELATIONSHIPS WITH RMR, CWH AND AIC AND THEIR AFFILIATED AND RELATED PERSONS AND ENTITIES MAY BENEFIT US AND PROVIDE US WITH COMPETITIVE ADVANTAGES IN OPERATING AND GROWING OUR BUSINESS.  IN FACT, THE ADVANTAGES WE BELIEVE WE MAY REALIZE FROM THESE RELATIONSHIPS MAY NOT MATERIALIZE.

THESE RESULTS COULD OCCUR DUE TO MANY DIFFERENT CIRCUMSTANCES, SOME OF WHICH ARE BEYOND OUR CONTROL, SUCH AS CHANGES IN GOVERNMENT TENANTS’ NEEDS FOR LEASED SPACE, NATURAL DISASTERS OR CHANGES IN CAPITAL MARKETS OR THE ECONOMY GENERALLY.

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

Part II.   Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Under the terms of our business management agreement with RMR, on March 27, 2013, we issued 20,230 of our common shares to RMR in payment of an incentive fee for services rendered by RMR during 2012.  We issued these shares pursuant to an exemption from registration contained in Section 4(a)(2) of the Securities Act.

Item 6.         Exhibits

3.1

Composite Copy of Amended and Restated Declaration of Trust, dated June 8, 2009, as amended to date. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.)

3.2	Amended and Restated Bylaws of the Company, adopted February 21, 2012. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.)

4.1	Form of Common Share Certificate. (Incorporated by reference to Amendment No. 2 to the Company’s Registration Statement on Form S-11/A, File No. 333-157455.)

10.1	Registration Agreement, dated as of March 11, 2013, between the Company and CommonWealth REIT. (Incorporated by reference to the Company’s Registration Statement on Form S-3, File No. 333-187171.)

31.1	Rule 13a-14(a) Certification. (Filed herewith.)

31.2	Rule 13a-14(a) Certification. (Filed herewith.)

31.3	Rule 13a-14(a) Certification. (Filed herewith.)

31.4	Rule 13a-14(a) Certification. (Filed herewith.)

32.1	Section 1350 Certification. (Furnished herewith.)

101.1

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income and Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements, tagged as blocks of text and in detail. (Filed herewith.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOVERNMENT PROPERTIES INCOME TRUST

By:	/s/ David M. Blackman
David M. Blackman President and Chief Operating Officer Dated: May 2, 2013

By:	/s/ Mark L. Kleifges
Mark L. Kleifges Treasurer and Chief Financial Officer (principal financial and accounting officer) Dated: May 2, 2013