Form 10-Q
period 2013-06-30
Government Properties Income Trust
filed 2013-08-01
CIK 1456772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Number of registrant’s common shares of beneficial interest, $.01 par value per share, outstanding as of August 1, 2013:  54,674,118

GOVERNMENT PROPERTIES INCOME TRUST

FORM 10-Q

June 30, 2013

PART I.       Financial Information

Item 1.  Financial Statements

GOVERNMENT PROPERTIES INCOME TRUST

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

(unaudited)

	June 30,	December 31,
	2013	2012
ASSETS
Real estate properties:
Land	$243,584	$243,611
Buildings and improvements	1,283,094	1,279,343
	1,526,678	1,522,954
Accumulated depreciation	(190,581)	(175,052)
	1,336,097	1,347,902

Assets of discontinued operations	—	10,278
Acquired real estate leases, net	132,233	144,401
Cash and cash equivalents	3,119	5,255
Restricted cash	1,736	1,553
Rents receivable, net	30,812	28,997
Deferred leasing costs, net	9,191	7,661
Deferred financing costs, net	4,822	5,718
Other assets, net	9,194	10,369
Total assets	$1,527,204	$1,562,134

LIABILITIES AND SHAREHOLDERS’ EQUITY
Unsecured revolving credit facility	$25,000	$49,500
Unsecured term loan	350,000	350,000
Mortgage notes payable	91,939	93,127
Liabilities of discontinued operations	—	102
Accounts payable and accrued expenses	18,927	19,106
Due to related persons	2,849	3,719
Assumed real estate lease obligations, net	17,370	19,129
Total liabilities	506,085	534,683

Commitments and contingencies

Shareholders’ equity:
Common shares of beneficial interest, $.01 par value: 70,000,000 shares authorized, 54,674,118 and 54,643,888 shares issued and outstanding, respectively	547	547
Additional paid in capital	1,104,803	1,103,982
Cumulative net income	177,223	137,293
Cumulative other comprehensive income	18	99
Cumulative common distributions	(261,472)	(214,470)
Total shareholders’ equity	1,021,119	1,027,451
Total liabilities and shareholders’ equity	$1,527,204	$1,562,134

See accompanying notes.

GOVERNMENT PROPERTIES INCOME TRUST

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(amounts in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Rental income	$57,261	$49,808	$114,939	$99,805

Expenses:
Real estate taxes	6,648	5,899	13,151	11,378
Utility expenses	3,993	3,793	7,980	7,524
Other operating expenses	10,016	9,232	19,594	17,999
Depreciation and amortization	13,972	11,995	27,668	23,905
Acquisition related costs	105	245	139	294
General and administrative	3,299	2,680	6,548	5,682
Total expenses	38,033	33,844	75,080	66,782

Operating income	19,228	15,964	39,859	33,023
Interest and other income	5	6	16	14
Interest expense (including net amortization of debt premiums and deferred financing fees of $332, $335, $663 and $659, respectively)	(4,065)	(4,096)	(8,212)	(8,119)
Equity in earnings of an investee	79	76	155	121
Income from continuing operations before income tax expense	15,247	11,950	31,818	25,039
Income tax expense	(43)	(44)	(86)	(89)
Income from continuing operations	15,204	11,906	31,732	24,950
Discontinued operations:
Income from discontinued operations	—	48	30	63
Net gain on sale of properties from discontinued operations	—	—	8,168	—
Net income	15,204	11,954	39,930	25,013

Other comprehensive income (loss):
Equity in unrealized loss of an investee	(73)	(1)	(81)	(4)
Other comprehensive income (loss)	(73)	(1)	(81)	(4)
Comprehensive income	$15,131	$11,953	$39,849	$25,009

Weighted average common shares outstanding	54,669	47,098	54,657	47,075

Per common share amounts:
Income from continuing operations	$0.28	$0.25	$0.58	$0.53
Income from discontinued operations	—	—	0.15	—
Net income	$0.28	$0.25	$0.73	$0.53

See accompanying notes.

GOVERNMENT PROPERTIES INCOME TRUST

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Six Months Ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$39,930	$25,013
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	17,273	15,656
Net amortization of debt premium and deferred financing fees	663	659
Straight line rental income	(1,654)	(1,564)
Amortization of acquired real estate leases	10,413	9,274
Amortization of deferred leasing costs	590	387
Other non-cash expenses	1,046	646
Net gain on sale of properties	(8,168)	—
Equity in earnings of an investee	(155)	(121)
Change in assets and liabilities:
Restricted cash	(183)	(2,234)
Deferred leasing costs	(2,075)	(811)
Rents receivable	(59)	3,478
Other assets	1,258	2,162
Accounts payable and accrued expenses	397	486
Due to related persons	(787)	(463)
Cash provided by operating activities	58,489	52,568
CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate acquisitions and deposits	—	(38,850)
Real estate improvements	(6,542)	(4,711)
Proceeds from sale of properties, net	18,374	—
Cash provided by (used in) investing activities	11,832	(43,561)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of mortgage notes payable	(955)	(881)
Borrowings on unsecured revolving credit facility	46,500	27,000
Repayments on unsecured revolving credit facility	(71,000)	(345,500)
Proceeds from unsecured term loan	—	350,000
Financing fees	—	(1,964)
Distributions to common shareholders	(47,002)	(39,540)
Cash used in financing activities	(72,457)	(10,885)
Decrease in cash and cash equivalents	(2,136)	(1,878)
Cash and cash equivalents at beginning of period	5,255	3,272
Cash and cash equivalents at end of period	$3,119	$1,394

Supplemental cash flow information:
Interest paid	$7,610	$7,695
Income taxes paid	128	86

Non-cash financing activities:
Issuance of common shares	$821	$1,165

See accompanying notes.

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(unaudited)

Note 1.   Basis of Presentation

The accompanying condensed consolidated financial statements of Government Properties Income Trust and its subsidiaries, or the Company, we or us, are unaudited.  We operate in one business segment: ownership of properties that are primarily leased to government tenants.  Certain information and disclosures required by U.S. generally accepted accounting principles, or GAAP, for complete financial statements have been condensed or omitted.  We believe the disclosures made are adequate to make the information presented not misleading.  However, the accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2012, Items 6, 7 and 15 of which were subsequently amended and restated to make reclassifications to reflect properties we sold in 2013 as discontinued operations (See Note 3) and are included in our Current Report on Form 8-K dated July 12, 2013.  We refer in this Quarterly Report to our Annual Report on Form 10-K for the year ended December 31, 2012, as amended and restated in part by our Current Report on Form 8-K dated July 12, 2013, as our Annual Report.  In the opinion of our management, all adjustments, which include only normal recurring adjustments considered necessary for a fair presentation, have been included.  All material intercompany transactions and balances between the Company and its subsidiaries have been eliminated.  Our operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.

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

Note 2.   Recent Accounting Pronouncements

Effective January 2013, we adopted Financial Accounting Standards Board, or FASB, Accounting Standards Update No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This update is the culmination of the FASB’s deliberation on reporting reclassification adjustments from accumulated other comprehensive income, or AOCI. This standard did not change the requirements for reporting net income or other comprehensive income. However, it requires disclosure of amounts reclassified out of AOCI in their entirety, by component, on the face of the statement of income and comprehensive income or in the notes thereto. Amounts that are not required to be reclassified in their entirety to net income must be cross-referenced to other disclosures that provide additional detail. This update was effective prospectively for annual and interim reporting periods beginning after December 15, 2012. The implementation of this update did not cause any changes to the disclosures in, or the presentation of, our condensed consolidated financial statements.

Note 3. Real Estate Properties

As of June 30, 2013, we owned 82 properties with an undepreciated carrying value of $1,526,678. We generally lease space in our properties on a gross lease or modified gross lease basis pursuant to fixed term operating leases expiring between 2013 and 2033. Certain of our government tenants have the right to terminate their leases before the lease term expires. Our leases generally require us to pay all or some property operating expenses and to provide all or most property management services. During the three months ended June 30, 2013, we entered into 16 leases for 314,527 rentable square feet for a weighted average (by square feet) lease term of 13.4 years and we made commitments for approximately $5,191 of leasing related costs. During the six months ended June 30, 2013, we entered into 22 leases for 513,045 rentable square feet for a weighted average (by square feet) lease term of 9.7 years and we made commitments for approximately $9,802 of leasing related costs. We have unspent leasing related obligations of approximately $13,600 as of June 30, 2013.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(unaudited)

Results of operations for properties sold are included in discontinued operations in our condensed consolidated statements of income and comprehensive income once the criteria for discontinued operations in the Presentation of Financial Statements Topic of the FASB Accounting Standards Codification TM are met.  Summarized income statement information for properties sold is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Rental income	$—	$465	$244	$923
Real estate taxes	—	(50)	(35)	(104)
Utility expenses	—	(77)	(48)	(181)
Other operating expenses	—	(93)	(61)	(179)
Depreciation and amortization	—	(158)	(45)	(320)
General and administrative	—	(39)	(25)	(76)
Income from discontinued operations	$—	$48	$30	$63

In July 2013, we entered an agreement to acquire a warehouse property located in Chester, Virginia with 228,108 rentable square feet.  This property is 100% leased to the U.S. Government and occupied by the United States Army.  The contract price is $12,750, excluding acquisition costs.  This pending acquisition is subject to our satisfactory completion of diligence and other customary closing conditions; accordingly, we can provide no assurance that we will acquire this property or that the acquisition will not be delayed or that the terms will not change.

Note 4.  Revenue Recognition

Rental income from operating leases is recognized on a straight line basis over the life of lease agreements. We increased rental income to record revenue on a straight line basis by $745 and $694 for the three months ended June 30, 2013 and 2012, respectively, and $1,654 and $1,564 for the six months ended June 30, 2013 and 2012, respectively.  Rents receivable include $9,076 and $7,455 of straight line rent receivables at June 30, 2013 and December 31, 2012, respectively.

Note 5.  Concentration

Tenant and Credit Concentration

We define annualized rental income as the annualized contractual base rents from our tenants pursuant to our lease agreements with them as of the measurement date, plus straight line rent adjustments and estimated recurring expense reimbursements to be paid to us, and excluding lease value amortization. The U.S. Government, 10 state governments and the United Nations combined were responsible for approximately 94.0% and 92.7% of our annualized rental income as of June 30, 2013 and 2012, respectively. The U.S. Government is our largest tenant by annualized rental income and was responsible for approximately 71.5% and 67.7% of our annualized rental income as of June 30, 2013 and 2012, respectively.

Geographic Concentration

At June 30, 2013, our 82 properties were located in 31 states and the District of Columbia.  Properties located in Maryland, California, the District of Columbia, Georgia, New York and Massachusetts were responsible for approximately 12.3%, 12.2%, 10.9%, 9.6%, 8.8% and 6.0% of our annualized rental income as of June 30, 2013, respectively.

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(unaudited)

Note 6.  Indebtedness

At June 30, 2013 and December 31, 2012, our outstanding indebtedness consisted of the following:

	June 30,	December 31,
	2013	2012

Unsecured revolving credit facility, due in 2015	$25,000	$49,500
Unsecured term loan, due in 2017	350,000	350,000
Mortgage note payable, 5.73% interest rate, including unamortized premium of $516, due in 2015(1)	48,827	49,274
Mortgage note payable, 6.21% interest rate, due in 2016(1)	24,294	24,441
Mortgage note payable, 7.00% interest rate, including unamortized premium of $814, due in 2019(1)	10,086	10,247
Mortgage note payable, 8.15% interest rate, including unamortized premium of $587, due in 2021(1)	8,732	9,165
	$466,939	$492,627

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

We have a $550,000 unsecured revolving credit facility that is available for general business purposes, including acquisitions. The maturity date of our revolving credit facility is October 19, 2015 and, subject to the payment of an extension fee and meeting certain other conditions, includes an option for us to extend the stated maturity date of our revolving credit facility by one year to October 19, 2016. In addition, our revolving credit facility includes a feature under which maximum borrowings may be increased to up to $1,100,000 in certain circumstances. Borrowings under our revolving credit facility bear interest at a rate of LIBOR plus a premium, which was 150 basis points as of June 30, 2013. We also pay a facility fee of 35 basis points per annum on the total amount of lending commitments under our revolving credit facility. Both the interest rate premium and the facility fee are subject to adjustment based upon changes to our credit ratings. As of June 30, 2013, the interest rate payable on borrowings under our revolving credit facility was 1.7% and the weighted average annual interest rate for borrowings under our revolving credit facility was 1.7% for both the three and six months ended June 30, 2013. As of June 30, 2013, we had $25,000 outstanding and $525,000 available under our revolving credit facility.

We have a $350,000 unsecured term loan. Our term loan matures on January 11, 2017, and is prepayable without penalty at any time. In addition, our term loan includes a feature under which maximum borrowings may be increased to up to $700,000 in certain circumstances. Our term loan bears interest at a rate of LIBOR plus a premium, which was 175 basis points as of June 30, 2013. The interest rate premium is subject to adjustment based upon changes to our credit ratings. As of June 30, 2013, the interest rate for the amount outstanding under our term loan was 2.0% and the weighted average interest rate for the amount outstanding under our term loan was 1.9% for both the three and six months ended June 30, 2013.

Our revolving credit facility agreement and our term loan agreement provide for acceleration of payment of all amounts due thereunder upon the occurrence and continuation of certain events of default, including a change of control of us and the termination of our business management agreement or property management agreement with Reit Management & Research LLC, or RMR. Our revolving credit facility agreement and our term loan agreement also contain a number of covenants, including covenants that restrict our ability to incur debts or to make distributions under certain circumstances and require us to maintain financial ratios and a minimum net worth.  We believe we were in compliance with the terms and conditions of our revolving credit facility agreement and our term loan agreement at June 30, 2013.

At June 30, 2013, five of our properties with an aggregate net book value of $121,417 secured four mortgage notes that were assumed in connection with the acquisition of such properties. Our mortgage notes are non-recourse and do not contain any material financial covenants.

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(unaudited)

Note 7. Fair Value of Financial Instruments

Our financial instruments at June 30, 2013 include cash and cash equivalents, restricted cash, rents receivable, mortgage notes payable, accounts payable, our revolving credit facility and our term loan, amounts due to related persons, other accrued expenses and security deposits. At June 30, 2013, the fair values of our financial instruments approximated their carrying values in our condensed consolidated financial statements, except as follows:

	Carrying Amount	Fair Value
Mortgage note payable, 5.73% interest rate, including unamortized premium of $516, due in 2015	$48,827	$50,291
Mortgage note payable, 6.21% interest rate, due in 2016	24,294	26,438
Mortgage note payable, 7.00% interest rate, including unamortized premium of $814, due in 2019	10,086	10,626
Mortgage note payable, 8.15% interest rate, including unamortized premium of $587, due in 2021	8,732	9,669
	$91,939	$97,024

We estimate the fair values of our mortgage notes payable by using discounted cash flow analyses and currently prevailing market terms as of the measurement date (Level 3 inputs as defined in the fair value hierarchy under GAAP).  Because Level 3 inputs are unobservable, our estimated fair value may differ materially from the actual fair value.

Note 8. Shareholders’ Equity

Distributions

On February 22, 2013, we paid a distribution to common shareholders in the amount of $0.43 per share, or $23,497, that was declared on January 10, 2013 and was payable to shareholders of record on January 25, 2013.

On May 24, 2013, we paid a distribution to common shareholders in the amount of $0.43 per share, or $23,505, that was declared on April 10, 2013 and was payable to shareholders of record on April 26, 2013.

On July 10, 2013, we declared a distribution payable to common shareholders of record on July 26, 2013, in the amount of $0.43 per share, or $23,510.  We expect to pay this distribution on or about August 23, 2013 using cash on hand and borrowings under our revolving credit facility.

Share Issuances

As further described in Note 9, on March 27, 2013, under the terms of our business management agreement with RMR, we issued 20,230 of our common shares of beneficial interest, $.01 par value per share, or common shares, to RMR in payment of an incentive fee of approximately $485 for services rendered to us by RMR during 2012.

On May 21, 2013, we granted 2,000 of our common shares, valued at $26.60 per share, the closing price of our common shares on the New York Stock Exchange, or the NYSE, on that day, to each of our five Trustees as part of their annual compensation.

We have no dilutive securities.

Note 9. Related Person Transactions

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

Pursuant to our business management agreement with RMR, we recognized business management fees of $2,528 and $2,028 for the three months ended June 30, 2013 and 2012, respectively, and $4,982 and $4,258 for the six months ended June 30, 2013 and 2012, respectively.  These amounts are included in general and administrative expenses in our condensed consolidated financial statements.  In March 2013, we issued 20,230 of our common shares to RMR for the incentive fee payable to RMR for 2012, in accordance with the terms of our business management agreement.

In connection with our property management agreement with RMR, we recognized aggregate property management and construction supervision fees of $1,799 and $1,610 for the three months ended June 30, 2013 and 2012, respectively, and $3,615 and $3,205 for the six months ended June 30, 2013 and 2012, respectively.  These amounts are included in other operating expenses or have been capitalized, as appropriate, in our condensed consolidated financial statements.

CWH organized us as a 100% owned subsidiary.  One of our Managing Trustees, Mr. Barry Portnoy, is a managing trustee of CWH.  Our other Managing Trustee, Mr. Adam Portnoy, is a managing trustee and the President of CWH.  RMR provides management services to both us and CWH.

In 2009, we completed our initial public offering, or our IPO, pursuant to which we ceased to be a majority owned subsidiary of CWH.  In connection with our IPO, we and CWH entered into a transaction agreement that governs our separation from and relationship with CWH.  Pursuant to this transaction agreement, among other things, CWH granted us a right of first refusal to acquire any property owned by CWH that CWH determines to divest if the property is then majority leased to a government tenant, which right of first refusal will also apply in the event of an indirect sale of any such properties resulting from a change of control of CWH.

Until March 15, 2013, CWH was our largest shareholder.  On March 15, 2013, CWH sold all 9,950,000 of our common shares it owned in a public offering.  In connection with this public offering, on March 11, 2013, we entered into a registration agreement with CWH under which CWH agreed to pay all expenses incurred by us relating to the registration and sale of our common shares owned by CWH in the offering, pursuant to which CWH paid us $303. In addition, under the registration agreement, CWH agreed to indemnify us and our officers, Trustees and controlling persons, and we agreed to indemnify CWH, its officers, trustees and controlling persons, against certain liabilities related to the public offering, including liabilities under the Securities Act of 1933, as amended, or the Securities Act; and we and CWH agreed to reimburse payments that the other may make in respect of those liabilities.

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

As of June 30, 2013, we have invested $5,194 in AIC since we became an equity owner of AIC in December 2009.  Although we own less than 20% of AIC, we use the equity method to account for this investment because we believe that we have significant influence over AIC because all of our Trustees are also directors of AIC.  Our investment in AIC had a carrying value of $5,823 and $5,747 as of June 30, 2013 and December 31, 2012, respectively, which amounts are included in other assets on our condensed consolidated balance sheet.  We recognized income of $79 and $76 for the three months ended June 30, 2013 and 2012, respectively, and $155 and $121 for the six months ended June 30, 2013 and 2012, respectively, related to our investment in AIC.  We and the other shareholders of AIC have purchased property insurance providing $500,000 of coverage pursuant to an insurance program arranged by AIC and with respect to which AIC is a reinsurer of certain coverage amounts.  This program was modified and extended in June 2013 for a one year term, and we paid a premium, including taxes and fees, of $1,161 in connection with that renewal, which amount may be adjusted from time to time as we acquire or dispose of properties that are included in this program.  We periodically consider the possibilities for expanding our insurance relationships with AIC to include other types of insurance and may in the future participate in additional insurance offerings AIC may provide or arrange.  We may invest additional amounts in AIC in the future if the expansion of this insurance business requires additional capital, but we are not obligated to do so.  By participating in this insurance business with RMR and the other companies to which RMR provides management services, we expect that we may benefit financially by possibly reducing our insurance expenses or by realizing our pro rata share of any profits of this insurance business.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and tables should be read in conjunction with the financial statements and notes thereto included in this Quarterly Report on Form 10-Q and in our Annual Report.

OVERVIEW

We are a real estate investment trust, or REIT, organized under Maryland law. As of June 30, 2013, we owned 82 properties located in 31 states and the District of Columbia containing approximately 10 million rentable square feet, of which 67.3% was leased to the U.S. Government, 17.9% was leased to 10 state governments, 1.9% was leased to the United Nations, an international intergovernmental organization, and 6.3% was leased to various non-governmental organizations.  The U.S. Government, 10 state governments and the United Nations combined were responsible for 94.0% and 92.7% of our annualized rental income, as defined below, as of June 30, 2013 and 2012, respectively.

Property Operations

As of June 30, 2013, 93.4% of our rentable square feet were leased, compared to 92.6% of our rentable square feet as of June 30, 2012.  Occupancy data for our properties as of June 30, 2013 and 2012 is as follows (square feet in thousands):

			Comparable
	All Properties(1)		Properties(2)
	June 30,		June 30,
	2013	2012	2013	2012
Total properties (end of period)	82	72	69	69
Total square feet	10,000	8,909	8,733	8,733
Percent leased(3)	93.4%	92.6%	92.4%	92.5%

(1)         Based on properties we owned on June 30, 2013.

(2)         Based on properties we owned on June 30, 2013 and which we owned continuously since January 1, 2012.  Our comparable properties increased from 55 properties at June 30, 2012 as a result of 16 acquisitions we completed during the year ended December 31, 2011 and the sale of two properties during the six months ended June 30, 2013.

(3)         Percent leased includes (i) space being fitted out for tenant occupancy pursuant to our lease agreements, if any, and (ii) space which is leased, but is not occupied or is being offered for sublease by tenants, if any, as of the measurement date.

The average annualized effective rental rate per square foot for our properties for the periods ended June 30, 2013 and 2012 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Average annualized effective rental rate per square foot:(1)
All properties(2)	$24.70	$24.86	$24.79	$24.81
Comparable properties(3)	$25.24	$24.87	$25.38	$24.81

(1)         Average annualized effective rental rate per square foot represents annualized total rental income during the period specified divided by the average rentable square feet leased during the period specified.

(2)         Based on properties we owned on June 30, 2013.

(3)         Based on properties we owned on June 30, 2013 and which we owned continuously since January 1, 2012.

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

As of June 30, 2013, we had leases totaling 585,879 rentable square feet that were scheduled to expire through September 30, 2013. Based upon current market conditions and tenant negotiations for leases scheduled to expire through September 30, 2013, we expect that rental rates we are likely to achieve on new or renewed leases will, in the aggregate and on a weighted average basis (based on revenues), be higher than the rates currently being paid, thereby generally resulting in higher revenue from the same space absent an increase in vacancies. However, we cannot assure that the rental rates we expect will occur or that we will not experience material declines in our rental income due to vacancies upon lease expirations. Prevailing market conditions and government tenants’ needs at the time our leases expire will generally determine lease renewals and rental rates for space in our properties; and market conditions and government tenants’ needs are generally beyond our control. As of June 30, 2013, lease expirations at our properties by year are as follows (square feet and dollars in thousands):

					Annualized
	Number of	Expirations of		Cumulative	Rental		Cumulative
	Tenants	Occupied Square	Percent	Percent	Income	Percent	Percent
Year(1)	Expiring	Feet(2)	of Total	of Total	Expiring(3)	of Total	of Total
2013	30	609	6.5%	6.5%	$16,277	7.3%	7.3%
2014	33	449	4.8%	11.3%	8,697	3.9%	11.2%
2015	36	1,193	12.8%	24.1%	27,293	12.3%	23.5%
2016	36	775	8.3%	32.4%	25,052	11.3%	34.8%
2017	30	617	6.6%	39.0%	12,587	5.7%	40.5%
2018	29	1,057	11.3%	50.3%	27,788	12.5%	53.0%
2019	15	1,286	13.8%	64.1%	29,883	13.4%	66.4%
2020	15	793	8.5%	72.6%	22,352	10.1%	76.5%
2021	8	839	9.0%	81.6%	16,122	7.2%	83.7%
2022 and thereafter	21	1,721	18.4%	100.0%	36,328	16.3%	100.0%
Total	253	9,339	100.0%		$222,379	100.0%

Weighted average remaining lease term (in years)		5.6			5.4

(1)                                 The year of lease expiration is pursuant to current contract terms. Some government tenants have the right to vacate their space before the stated expirations of their leases. As of June 30, 2013, government tenants occupying approximately 7.5% of our rentable square feet and responsible for approximately 5.6% of our annualized rental income as of June 30, 2013 have currently exercisable rights to terminate their leases before the stated expirations. Also in 2013, 2014, 2015, 2016, 2017, 2018, 2019,  2020 and 2023, early termination rights become exercisable by other tenants who currently occupy an additional approximately 0.7%, 4.1%, 3.3%, 6.6%, 2.6%, 1.1%, 3.6%, 0.6% and 1.5% of our rentable square feet, respectively, and contribute an additional approximately 0.6%, 4.6%, 2.7%, 9.4%, 3.6%, 1.4%, 4.2%, 0.7% and 1.3% of our annualized rental income, respectively, as of June 30, 2013.  In addition, as of June 30, 2013, 12 of our state government tenants have currently exercisable rights to terminate their leases if these states do not appropriate rent in their respective annual budgets. These 12 tenants occupy approximately 7.7% of our rentable square feet and contribute approximately 7.5% of our annualized rental income as of June 30, 2013.

(2)                                 Occupied square feet is pursuant to leases existing as of June 30, 2013, and includes (i) space being fitted out for tenant occupancy pursuant to our lease agreements, if any, and (ii) space which is leased, but is not occupied or is being offered for sublease by tenants, if any.

(3)                                 Annualized rental income is the annualized contractual base rents from our tenants pursuant to our lease agreements as of June 30, 2013, plus straight line rent adjustments and estimated recurring expense reimbursements to be paid to us, and excluding lease value amortization.

Acquisition and Disposition Activities (dollar amounts in thousands)

In July 2013, we entered an agreement to acquire a warehouse property located in Chester, Virginia with 228,108 rentable square feet.  This property is 100% leased to the U.S. Government and occupied by the United States Army.  The contract price is $12,750, excluding acquisition costs.  This pending acquisition is subject to our satisfactory completion of diligence and other customary closing conditions; accordingly, we can provide no assurance that we will acquire this property or that the acquisition will not be delayed or that the terms will not change.

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

We do not currently plan to dispose of any of our properties, however, we may on occasion offer for sale additional properties. Future changes in market conditions, property performance, our expectation regarding lease renewals or our plans with regard to particular properties may change our disposition strategy.

RESULTS OF OPERATIONS (amounts in thousands, except per share amounts)

Three Months Ended June 30, 2013, Compared to Three Months Ended June 30, 2012

	Comparable Properties Results (1)				Acquired Properties Results (2)		Consolidated Results
	Three Months Ended June 30,				Three Months Ended June 30,		Three Months Ended June 30,
			$	%					$	%
	2013	2012	Change	Change	2013	2012	2013	2012	Change	Change

Rental income	$50,533	$49,763	$770	1.5%	$6,728	$45	$57,261	$49,808	$7,453	15.0%
Operating expenses:
Real estate taxes	6,075	5,894	181	3.1%	573	5	6,648	5,899	749	12.7%
Utility expenses	3,582	3,793	(211)	(5.6)%	411	—	3,993	3,793	200	5.3%
Other operating expenses	8,958	9,228	(270)	(2.9)%	1,058	4	10,016	9,232	784	8.5%
Total operating expenses	18,615	18,915	(300)	(1.6)%	2,042	9	20,657	18,924	1,733	9.2%

Net operating income (3)	$31,918	$30,848	$1,070	3.5%	$4,686	$36	36,604	30,884	5,720	18.5%

Other expenses
Depreciation and amortization							13,972	11,995	1,977	16.5%
Acquisition related costs							105	245	(140)	(57.1)%
General and administrative							3,299	2,680	619	23.1%
Total other expenses							17,376	14,920	2,456	16.5%
Operating income							19,228	15,964	3,264	20.4%
Interest and other income							5	6	(1)	(16.7)%
Interest expense (including net amortization of debt premiums and deferred financing fees of $332 and $335, respectively)							(4,065)	(4,096)	31	(0.8)%
Equity in earnings of an investee							79	76	3	3.9%
Income from continuing operations before income tax expense							15,247	11,950	3,297	27.6%
Income tax expense							(43)	(44)	1	(2.3)%
Net income from continuing operations							15,204	11,906	3,298	27.7%
Discontinued operations:
Income from discontinued opertations							—	48	(48)	—
Net income							$15,204	$11,954	$(48)	(0.4)%

Weighted average common shares outstanding							54,669	47,098	7,571	16.1%

Net income from continuing operations per common share							$0.28	$0.25	$0.03	11.9%
Net income from discontinued operations per common share							—	—	—	––
Net income per common share							$0.28	$0.25	$0.03	11.9%

Calculation of Funds From Operations and Normalized Funds From Operations (4)

Net income							$15,204	$11,954
Plus: Depreciation and amortization from continuing operations							13,972	11,995
Plus: Depreciation and amortization from discontinued operations							—	158
Funds from operations							29,176	24,107
Acquisition related costs							105	245
Normalized funds from operations							$29,281	$24,352

(1)                                 Comparable properties consist of 69 properties we owned on June 30, 2013 and which we owned continuously since April 1, 2012.

(2)                                 Acquired properties consist of the 13 and three (which three are included in the previously referenced 13) properties we owned on June 30, 2013 and 2012, respectively, which we acquired during the period from April 1, 2012 to June 30, 2013.

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

We refer to the 69 properties we owned on June 30, 2013 and which we have owned continuously since April 1, 2012 as comparable properties.  We refer to the 13 and three (which three are included in the previously referenced 13) properties that we owned as of June 30, 2013 and 2012, respectively, which we purchased during the period from April 1, 2012 to June 30, 2013 as acquired properties.  Our condensed consolidated income statement for the three months ended June 30, 2013 includes the operating results of all of the acquired properties for the entire period, as we purchased all of the acquired properties prior to April 1, 2013 and our condensed consolidated income statement for the three months ended June 30, 2012 includes the operating results of three acquired properties for less than the entire period, as those properties were purchased during that period.

References to changes in the income and expense categories below relate to the comparison of consolidated results for the three month period ended June 30, 2013, compared to the three month period ended June 30, 2012.

Rental income.  The increase in rental income reflects the effects of acquired properties and an increase in rental income for comparable properties.  Rental income for acquired properties increased $5,753 from properties acquired after June 30, 2012 and $930 from properties acquired during the 2012 period.  Rental income for comparable properties increased $770 primarily due to increases in base rental income and real estate tax expense reimbursement income, partially offset by lower operating expense reimbursement income and a decrease in straight line rent adjustments. Rental income includes non-cash straight line rent adjustments totaling $745 in the 2013 period and $694 in the 2012 period and amortization of acquired leases and assumed lease obligations totaling ($306) in the 2013 period and ($538) in the 2012 period.

Real estate taxes. The increase in real estate taxes reflects the effects of acquired properties and an increase in real estate taxes for comparable properties. Real estate taxes for acquired properties increased $483 from properties acquired after June 30, 2012 and $85 from properties acquired during the 2012 period.  Real estate taxes for comparable properties increased $181 due primarily to the effect of higher tax assessments at certain of our properties.

Utility expenses.  The increase in utility expenses reflects the effects of acquired properties, partially offset by lower utility expenses for comparable properties.  Utility expenses for acquired properties increased $409 from properties acquired after June 30, 2012 and $2 from properties acquired during the 2012 period.  Utility expenses at comparable properties declined $211 primarily due to lower electricity rates at certain of our properties, partially offset by higher usage at certain of our properties.

Other operating expenses.  Other operating expenses consist of property management fees, salaries and benefit costs of property level personnel, repairs and maintenance expense, cleaning expense and other direct costs of operating our properties. The increase in other operating expenses reflects the effects of acquired properties, partially offset by lower expenses for comparable properties.  Other operating expenses for acquired properties increased $892 from properties acquired after June 30, 2012 and $162 from properties acquired during the 2012 period.  Other operating expenses at comparable properties decreased $270 primarily as a result of decreases in insurance expense and repair and maintenance costs at certain of our properties.

Depreciation and amortization.  The increase in depreciation and amortization reflects the effect of property acquisitions and improvements made to certain of our properties since January 1, 2012.  Depreciation and amortization increased $1,900 from properties acquired after June 30, 2012 and $264 from properties acquired during the 2012 period.  Depreciation and amortization at comparable properties decreased $187 due primarily to certain of our depreciable leasing related assets becoming fully depreciated in 2012 and 2013.

Acquisition related costs.  Acquisition related costs represent legal and due diligence costs incurred in connection with our acquisition activity during the respective 2013 and 2012 periods.

General and administrative.  General and administrative expenses consist of fees pursuant to our business management agreement with RMR, equity compensation expense, legal and accounting fees, Trustees’ fees and expenses, securities listing and transfer agency fees and other costs relating to our status as a publicly traded company.  The increase in general and administrative expenses primarily reflects the increase in business management fees due to our property acquisitions since April 1, 2012.

Interest and other income.  Interest and other income is essentially unchanged in 2013 compared to the same period in 2012.

Interest expense.  Interest expense is essentially unchanged between periods and reflects the effects of a larger average outstanding debt balance during the 2013 period compared to the 2012 period, substantially offset by a lower weighted average interest rate in 2013.

Equity in earnings of an investee.  Equity in earnings of an investee represents our proportionate share of earnings from our investment in AIC.

Income tax expense.  Income tax expense is essentially unchanged between periods.

Income from discontinued operations.  Income from discontinued operations reflects operating results of two properties sold during the three months ended March 31, 2013.

Net income.  Our net income increased as a result of the changes noted above.  On a per share basis, the percentage increase in net income is lower as a result of our issuance of common shares pursuant to a public offering in 2012.

Six Months Ended June 30, 2013, Compared to the Six Months Ended June 30, 2012

	Comparable Properties Results (1)				Acquired Properties Results (2)		Consolidated Results
	Six Months Ended June 30,				Six Months Ended June 30,		Six Months Ended June 30,
			$	%					$	%
	2013	2012	Change	Change	2013	2012	2013	2012	Change	Change

Rental income	$101,583	$99,760	$1,823	1.8%	$13,356	$45	$114,939	$99,805	$15,134	15.2%
Operating expenses:
Real estate taxes	12,056	11,373	683	6.0%	1,095	5	13,151	11,378	1,773	15.6%
Utility expenses	7,093	7,524	(431)	(5.7)%	887	—	7,980	7,524	456	6.1%
Other operating expenses	17,494	17,995	(501)	(2.8)%	2,100	4	19,594	17,999	1,595	8.9%
Total operating expenses	36,643	36,892	(249)	(0.7)%	4,082	9	40,725	36,901	3,824	10.4%

Net operating income (3)	$64,940	$62,868	$2,072	3.3%	$9,274	$36	74,214	62,904	11,310	18.0%

Other expenses
Depreciation and amortization							27,668	23,905	3,763	15.7%
Acquisition related costs							139	294	(155)	(52.7)%
General and administrative							6,548	5,682	866	15.2%
Total other expenses							34,355	29,881	4,474	15.0%
Operating income							39,859	33,023	6,836	20.7%
Interest and other income							16	14	2	14.3%
Interest expense (including net amortization of debt premiums and deferred financing fees of $663 and $659, respectively)							(8,212)	(8,119)	(93)	1.1%
Equity in earnings of an investee							155	121	34	28.1%
Income from continuing operations before income tax expense							31,818	25,039	6,779	27.1%
Income tax expense							(86)	(89)	3	(3.4)%
Net income from continuing operations							31,732	24,950	6,782	27.2%
Discontinued operations:
Income from discontinued opertations							30	63	(33)	(52.4)%
Net gain on sale of properties from discontinued operations							8,168	—	8,168	nm
Net income							$39,930	$25,013	$14,917	59.6%

Weighted average common shares outstanding							54,657	47,075	7,582	16.1%

Net income from continuing operations per common share							$0.58	$0.53	$0.05	9.4%
Net income from discontinued operations per common share							0.15	—	0.15	nm
Net income per common share							$0.73	$0.53	$0.20	37.7%

Calculation of Funds From Operations and Normalized Funds From Operations (4)

Net income							$39,930	$25,013
Plus: Depreciation and amortization from continuing operations							27,668	23,905
Plus: Depreciation and amortization from discontinued operations							45	320
Less: Net gain on sale of properties from discontinued operations							(8,168)	—
Funds from operations							59,475	49,238
Acquisition related costs							139	294
Normalized funds from operations							$59,614	$49,532

(1)                                 Comparable properties consist of 69 properties we owned on June 30, 2013 and which we owned continuously since January 1, 2012.

(2)                                 Acquired properties consist of the 13 and three (which three are included in the previously referenced 13) properties we owned on June 30, 2013 and 2012, respectively, which we acquired during the period from January 1, 2012 to June 30, 2013.

(3)                                 See footnote (3) on page 12 for the definition of NOI.

(4)                                 See footnote (4) on page 13 for the definition of FFO and Normalized FFO.

We refer to the 69 properties we owned on June 30, 2013 and which we have owned continuously since January 1, 2012 as comparable properties.  We refer to the 13 and three (which three are included in the previously referenced 13)  properties that we owned as of June 30, 2013 and 2012, respectively, which we purchased during the period from January 1, 2012 to June 30, 2013 as acquired properties.  Our condensed consolidated income statement for the six months ended June 30, 2013 includes the operating results of all of the acquired properties for the entire period, as we purchased all of the acquired properties prior to January 1, 2013 and our condensed consolidated income statement for the six months ended June 30, 2012 includes the operating results of three acquired properties for less than the entire period, as those properties were purchased during that period.

References to changes in the income and expense categories below relate to the comparison of consolidated results for the six month period ended June 30, 2013, compared to the six month period ended June 30, 2012.

Rental income.  The increase in rental income reflects the effects of acquired properties and an increase in rental income for comparable properties.  Rental income for acquired properties increased $11,419 from properties acquired after June 30, 2012 and $1,892 from properties acquired during the 2012 period.  Rental income for comparable properties increased $1,823 primarily due to increases in base rental income and real estate tax expense reimbursement income at certain of our properties. Rental income includes non-cash straight line rent adjustments totaling $1,654 in the 2013 period and $1,564 in the 2012 period and amortization of acquired leases and assumed lease obligations totaling ($547) in the 2013 period and ($1,092) in the 2012 period.

Real estate taxes. The increase in real estate taxes reflects the effects of acquired properties and an increase in real estate taxes for comparable properties. Real estate taxes for acquired properties increased $914 from properties acquired after June 30, 2012 and $176 from properties acquired during the 2012 period.  Real estate taxes for comparable properties increased $683 due to the effect of higher tax assessments at certain of our properties.

Utility expenses.  The increase in utility expenses reflects the effects of acquired properties, partially offset by lower utility expenses for comparable properties.  Utility expenses for acquired properties increased $884 from properties acquired after June 30, 2012 and $3 from properties acquired during the 2012 period.  Utility expenses at comparable properties declined $431 primarily due to lower electricity rates at certain of our properties, partially offset by higher usage at certain of our properties.

Other operating expenses.  The increase in other operating expenses reflects the effects of acquired properties, partially offset by lower expenses for comparable properties.  Other operating expenses for acquired properties increased $1,744 from properties acquired after June 30, 2012 and $352 from properties acquired during the 2012 period.  Other operating expenses at comparable properties decreased $501 as a result of decreases in insurance expense and repair and maintenance costs at certain of our properties, partially offset by increased snow removal expenses at certain of our properties.

Depreciation and amortization.  The increase in depreciation and amortization reflects the effect of property acquisitions and improvements made to certain of our properties since January 1, 2012.  Depreciation and amortization increased $3,800 from properties acquired after June 30, 2012 and $528 from properties acquired during the 2012 period.   Depreciation and amortization at comparable properties decreased $565 due primarily to certain of our depreciable leasing related assets becoming fully depreciated in 2012 and 2013.

Acquisition related costs.  Acquisition related costs represent legal and due diligence costs incurred in connection with our acquisition activity during the respective 2013 and 2012 periods.

General and administrative.  The increase in general and administrative expenses primarily reflects the increase in business management fees due to our property acquisitions since January 1, 2012.

Interest and other income.  Interest and other income is essentially unchanged between periods.

Interest expense.  The increase in interest expense reflects a larger average outstanding debt balance during the 2013 period compared to the 2012 period, partially offset by a lower weighted average interest rate in 2013.

Equity in earnings of an investee.  Equity in earnings of an investee represents our proportionate share of earnings from our investment in AIC.

Income tax expense.  Income tax expense is essentially unchanged between periods.

Income from discontinued operations.  Income from discontinued operations reflects operating results of two properties sold during the 2013 period.

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

Our changes in cash flows for the six months ended June 30, 2013 compared to the same period in 2012 were as follows: (i) cash provided by operating activities increased from $52,568 in 2012 to $58,489 in 2013; (ii) cash provided by (used in) investing activities increased from ($43,561) in 2012 to $11,832 in 2013; and (iii) cash used in financing activities increased from $10,885 in 2012 to $72,457 in 2013.

The increase in cash provided by operating activities for the six month period ended June 30, 2013 as compared to the corresponding prior year period is due primarily to increased operating cash flow from our acquisitions of properties after January 1, 2012 and changes in our working capital.  The increase in cash provided by (used in) investing activities for the six month period ended June 30, 2013 as compared to the corresponding prior year period was due primarily to the net proceeds received from our sale of two properties during the 2013 period versus our acquisition of three properties during the 2012 period.  The increase in cash used in financing activities for the six month period ended June 30, 2013 as compared to the corresponding prior year period was due primarily to higher net repayments on borrowings outstanding during the 2013 period combined with an increase in distributions paid to common shareholders during the 2013 period.

Our Investment and Financing Liquidity and Resources (dollar amounts in thousands, except per share and per square foot amounts)

In order to fund acquisitions and to meet cash needs that may result from timing differences between our receipt of rents and our desire or need to make distributions or pay operating or capital expenses, we maintain a $550,000 unsecured revolving credit facility with a group of institutional lenders. The maturity date of our revolving credit facility is October 19, 2015 and, subject to the payment of an extension fee and meeting certain other conditions, includes an option for us to extend the stated maturity date of our revolving credit facility by one year to October 19, 2016. In addition, our revolving credit facility includes a feature under which maximum borrowings may be increased up to $1,100,000 in certain circumstances. Borrowings under our revolving credit facility bear interest at a rate of LIBOR plus a premium, which was 150 basis points as of June 30, 2013. We also pay a facility fee of 35 basis points per annum on the total amount of lending commitments under our revolving credit facility. Both the interest rate premium and the facility fee are subject to adjustment based upon changes to our credit ratings. We can borrow, repay and reborrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity. As of June 30, 2013, the interest rate payable on borrowings under our revolving credit facility was 1.7%, and the weighted average interest rate for borrowings under our revolving credit facility was 1.7% for both the three and six months ended June 30, 2013. As of June 30, 2013 and August 1, 2013, we had $25,000 and $20,000, respectively, outstanding under our revolving credit facility and $525,000 and $530,000, respectively, available to borrow under our revolving credit facility.

We also have a $350,000 unsecured term loan which matures on January 11, 2017 and is prepayable without penalty at any time.  The amount outstanding under our term loan bears interest at LIBOR plus a premium, which was 175 basis points as of June 30, 2013.  The interest rate premium is subject to adjustment based upon changes to our credit ratings.  We used the net proceeds of our term loan to repay amounts outstanding under our revolving credit facility and to fund general business activities.

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

On February 22, 2013 we paid a $0.43, or $23,497, per share distribution to our common shareholders. On May 24, 2013 we paid a $0.43, or $23,505, per share distribution to our common shareholders. We funded these distributions using cash on hand and borrowings under our revolving credit facility.  On July 10, 2013, we declared a distribution payable to common shareholders of record on July 26, 2013, in the amount of $0.43 per share, or $23,510.  We expect to pay this distribution on or about August 23, 2013 using cash on hand and borrowings under our revolving credit facility.

During the three and six months ended June 30, 2013 and 2012, amounts capitalized at our properties for tenant improvements, leasing costs, building improvements and development and redevelopment activities were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Tenant improvements(1)	$606	$282	$2,417	$516
Leasing costs(2)	$1,290	$614	$2,125	$811
Building improvements(3)	$1,701	$626	$1,942	$789
Development, redevelopment and other activities(4)	$712	$1,194	$1,126	$1,599

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

Leases totaling 258,079 and 459,979 rentable square feet, respectively, expired during the three and six months ended June 30, 2013.  During the three and six months ended June 30, 2013, we entered into leases totaling 314,527 and 513,045 rentable square feet, respectively. The weighted average (by rentable square feet) rental rates for leases of 280,954 and 467,890 rentable square feet, respectively, entered into with government tenants during the three and six months ended June 30, 2013 decreased by 1.1% and increased by 7.9%, respectively, when compared to the weighted average (by rentable square feet) rental rates previously charged for the same space or, in the case of space acquired vacant, rental rates at the date of acquisition. The weighted average (by rentable square feet) rental rates for leases of 33,573 and 45,155 rentable square feet, respectively, entered into with non-government tenants during the three and six months ended June 30, 2013 decreased by 3.9% and 5.3%, respectively, when compared to the weighted average (by rentable square feet) rental rates previously charged for the same space or, in the case of space acquired vacant, market rental rates for similar space in the building at the date of acquisition.

During the three months ended June 30, 2013 commitments made for expenditures, such as tenant improvements and leasing costs, in connection with leasing space, were as follows:

	Government	Non-government
	Leases	Leases	Total
Rentable square feet leased during the period	280,954	33,573	314,527
Tenant leasing costs and concession commitments(1)	$4,614	$577	$5,191
Tenant leasing costs and concession commitments per rentable square foot(1)	$16.42	$17.18	$16.50
Weighted average lease term (years)	14.4	5.1	13.4
Total leasing costs and concession commitments per rentable square foot per year(1)	$1.14	$3.37	$1.23

(1)                                 Includes commitments made for leasing expenditures and concessions, such as improvements, leasing commissions, tenant reimbursements and free rent.

Off Balance Sheet Arrangements

As of June 30, 2013, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Debt Covenants (dollars in thousands)

Our principal debt obligations at June 30, 2013 were outstanding borrowings under our $550,000 revolving credit facility, our $350,000 term loan and four secured mortgage loans assumed in connection with certain of our acquisitions. Our mortgage loans are non-recourse and do not contain any material financial covenants. Our revolving credit facility agreement and our term loan agreement contain a number of covenants which restrict our ability to incur debts in excess of calculated amounts, restrict our ability to make distributions under certain circumstances and generally require us to maintain certain financial ratios. Our revolving credit facility agreement and our term loan agreement provide for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default or upon a change of control of us, including a change in our management by RMR. We believe we were in compliance with all of our covenants under our revolving credit facility agreement and our term loan agreement at June 30, 2013.

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

Related Person Transactions (dollars in thousands)

We have relationships and historical and continuing transactions with our Trustees, our executive officers, RMR, CWH, AIC and other companies to which RMR provides management services and others affiliated with them.  For example, we have no employees and personnel and various services we require to operate our business are provided to us by RMR pursuant to management agreements; and RMR is owned by our Managing Trustees.  Also, as a further example, we have relationships with other companies to which RMR provides management services and which have trustees, directors and officers who are also trustees, directors or officers of ours or RMR, including CWH, which is our former parent and from which we have previously purchased properties that are majority leased to government tenants; and we, RMR, CWH and five other companies to which RMR provides management services each currently own 12.5% of AIC, and we and the other shareholders of AIC have property insurance in place providing $500,000 of coverage pursuant to an insurance program arranged by AIC and with respect to which AIC is a reinsurer of certain coverage amounts.  For further information about these and other such relationships and related person transactions, please see Note 9 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.  In addition, for more information about these transactions and relationships, please see elsewhere in this Quarterly Report on Form 10-Q, including “Warning Concerning Forward Looking Statements” in Part I, and our Annual Report, our definitive Proxy Statement for the Annual Meeting of Shareholders held on May 21, 2013, or our Proxy Statement, and our other filings with the

Securities and Exchange Commission, or SEC, including Note 5 to our consolidated financial statements included in our Annual Report, the sections captioned “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Related Person Transactions” and “Warning Concerning Forward Looking Statements” of our Annual Report and the section captioned “Related Person Transactions and Company Review of Such Transactions” and the information regarding our Trustees and executive officers in our Proxy Statement.  In addition, please see the section captioned “Risk Factors” of our Annual Report for a description of risks that may arise from these transactions and relationships.  Our filings with the SEC, including our Annual Report and our Proxy Statement, are available at the SEC’s website at www.sec.gov.  Copies of certain of our agreements with these related parties, including our business management agreement and property management agreement with RMR, various agreements we have entered with CWH and our shareholders agreement with AIC and its shareholders, are publicly available as exhibits to our public filings with the SEC and accessible at the SEC’s website.

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

At June 30, 2013, our outstanding fixed rate debt consisted of the following:

		Annual	Annual		Interest
	Principal	Interest	Interest		Payments
Debt	Balance(1)	Rate(1)	Expense(1)	Maturity	Due
Mortgage	$48,311	5.73%	$2,807	2015	Monthly
Mortgage	24,294	6.21%	1,530	2016	Monthly
Mortgage	9,272	7.00%	649	2019	Monthly
Mortgage	8,145	8.15%	664	2021	Monthly
	$90,022		$5,649

(1)         The principal balances and interest rates are the amounts determined pursuant to the contracts. In accordance with GAAP, our carrying values and recorded interest expense may differ from these amounts because of market conditions at the time we assumed these debts.  For more information, see Notes 6 and 7 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Our mortgages require principal and interest payments through maturity pursuant to amortization schedules. Because these debts bear interest at a fixed rate, changes in market interest rates during the term of these debts will not affect our interest obligations. If these debts were refinanced at interest rates which are 100 basis points higher or lower than shown above, our per annum interest cost would increase or decrease, respectively, by approximately $910.

Changes in market interest rates would affect the fair value of our fixed rate debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt. Based on the balances outstanding at June 30, 2013, and discounted cash flow analysis through the respective maturity dates, and assuming no other changes in factors that may affect the fair value of our fixed rate debt obligations, a hypothetical immediate 100 basis point increase in interest rates would decrease the fair value of those obligations by approximately $2,227, and a hypothetical immediate 100 basis point decrease in interest rates would increase the fair value of those obligations by approximately $2,603.

Each of our fixed rate secured debt arrangements allows us to make repayments earlier than the stated maturity date. In some cases, we are not allowed to make early repayment prior to a cutoff date and we are generally allowed to make prepayments only at a premium equal to a make whole amount, as defined in the respective debt documents, which is generally designed to preserve a stated yield to the note holder. These prepayment rights may afford us opportunities to mitigate the risk of refinancing our debts at maturity at higher rates by refinancing prior to maturity.

At June 30, 2013, our floating rate debt consisted of $25,000 outstanding under our $550,000 unsecured revolving credit facility and our $350,000 unsecured term loan. Our revolving credit facility matures in October 2015, and subject to our meeting certain conditions, including our payment of an extension fee, we have the option to extend the stated maturity by one year to October 2016. No principal repayments are required under our revolving credit facility or term loan prior to maturity, and prepayments under our revolving credit facility may be made, and redrawn subject to conditions, at any time without penalty. Borrowings under our revolving credit facility and term loan are in U.S. dollars and bear interest at a rate of LIBOR plus a premium that is subject to adjustment based upon changes to our credit ratings. Accordingly, we are vulnerable to changes in U.S. dollar based short term rates, specifically LIBOR. There have been recent governmental inquiries regarding the setting of LIBOR, which may result in changes to the process that could have the effect of increasing LIBOR. In addition, upon renewal or refinancing of our revolving credit facility or our term loan, we are vulnerable to increases in interest rate premiums due to market conditions or our perceived credit risk. Generally, a change in interest rates generally would not affect the value of our floating rate debt but would affect our operating results.

The following table presents the impact a 100 basis point increase in interest rates would have on our floating rate interest expense as of June 30, 2013:

	Impact of Changes in Interest Rates
		Outstanding	Total Interest	Annual Earnings
	Interest Rate(1)	Debt	Expense Per Year	Per Share Impact

At June 30, 2013	1.93%	$375,000	$7,338	$0.13
100 bps increase	2.93%	$375,000	$11,140	$0.20

(1)                                 Weighted based on the respective interest rates and outstanding borrowings under our credit agreement and term loan as of June 30, 2013.

The following table presents the impact a 100 basis point increase in interest rates would have on our annual floating rate interest expense as of June 30, 2013 if we were fully drawn on our revolving credit facility and our term loan remained outstanding:

	Impact of Changes in Interest Rates
		Outstanding	Total Interest	Annual Earnings
	Interest Rate(1)	Debt	Expense Per Year	Per Share Impact

At June 30, 2013	1.80%	$900,000	$16,425	$0.30
100 bps increase	2.80%	$900,000	$25,550	$0.47

(1)                                 Weighted based on the respective interest rates and outstanding borrowings under our credit agreement and term loan as of June 30, 2013 assuming we were fully drawn.

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

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•                  THE IMPACT OF CHANGES IN THE ECONOMY AND THE CAPITAL MARKETS ON US AND OUR TENANTS,

•                  COMPETITION WITHIN THE REAL ESTATE INDUSTRY, PARTICULARLY WITH RESPECT TO THOSE MARKETS IN WHICH OUR TENANTS ARE LOCATED,

•                  THE IMPACT OF CHANGES IN THE REAL ESTATE NEEDS AND FINANCIAL CONDITIONS OF THE U.S. GOVERNMENT AND STATE AND LOCAL GOVERNMENTS,

•                  COMPLIANCE WITH, AND CHANGES TO, FEDERAL, STATE AND LOCAL LAWS AND REGULATIONS, ACCOUNTING RULES, TAX LAWS AND SIMILAR MATTERS,

•                  ACTUAL AND POTENTIAL CONFLICTS OF INTEREST WITH OUR MANAGING TRUSTEES, RMR AND THEIR RELATED PERSONS AND ENTITIES,

•                  LIMITATIONS IMPOSED ON OUR BUSINESS AND OUR ABILITY TO SATISFY COMPLEX RULES IN ORDER FOR US TO QUALIFY AS A REIT FOR U.S. FEDERAL INCOME TAX PURPOSES, AND

•                  ACTS OF TERRORISM, OUTBREAKS OF SO CALLED PANDEMICS OR OTHER MANMADE OR NATURAL DISASTERS BEYOND OUR CONTROL.

FOR EXAMPLE:

•                  CONTINGENCIES IN OUR PENDING AND FUTURE ACQUISITION AGREEMENTS AND OUR FUTURE SALES AGREEMENTS MAY NOT BE SATISFIED AND COULD RESULT IN SUCH ACQUISITIONS AND SALES NOT OCCURRING OR BEING DELAYED, OR COULD RESULT IN THE TERMS OF THE TRANSACTIONS CHANGING,

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

•                  SOME GOVERNMENT TENANTS MAY EXERCISE THEIR RIGHT TO VACATE THEIR SPACE BEFORE THE STATED EXPIRATION OF THEIR LEASES, AND WE MAY BE UNABLE TO LOCATE NEW TENANTS TO MAINTAIN THE HISTORICAL OCCUPANCY RATES OF, OR RENTS FROM, OUR PROPERTIES,

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

•                  WE MAY BE UNABLE TO REPAY OUR DEBT OBLIGATIONS WHEN THEY BECOME DUE, AND

•                  THIS QUARTERLY REPORT ON FORM 10-Q STATES THAT WE BELIEVE THAT OUR CONTINUING RELATIONSHIPS WITH RMR, AIC AND THEIR AFFILIATED AND RELATED PERSONS AND ENTITIES MAY BENEFIT US AND PROVIDE US WITH COMPETITIVE ADVANTAGES IN OPERATING AND GROWING OUR BUSINESS.  IN FACT, THE ADVANTAGES WE BELIEVE WE MAY REALIZE FROM THESE RELATIONSHIPS MAY NOT MATERIALIZE.

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

Part II.   Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

As previously reported, on May 21, 2013 we granted 2,000 of our common shares, valued at $26.60 per share, the closing price of our common shares on the NYSE on that day, to each of our five Trustees.  We made these grants pursuant to an exemption from registration contained in Section 4(a)(2) of the Securities Act.

Item 6.	Exhibits

3.1

Composite Copy of Amended and Restated Declaration of Trust, dated June 8, 2009, as amended to date. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.)

3.2	Amended and Restated Bylaws of the Company, adopted February 21, 2012. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.)

4.1	Form of Common Share Certificate. (Incorporated by reference to Amendment No. 2 to the Company’s Registration Statement on Form S-11/A, File No. 333-157455.)

10.1	Summary of Trustee Compensation. (Incorporated by reference to the Company’s Current Report on Form 8-K dated May 21, 2013.)

31.1	Rule 13a-14(a) Certification. (Filed herewith.)

31.2	Rule 13a-14(a) Certification. (Filed herewith.)

31.3	Rule 13a-14(a) Certification. (Filed herewith.)

31.4	Rule 13a-14(a) Certification. (Filed herewith.)

32.1	Section 1350 Certification. (Furnished herewith.)

101.1

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income and Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements, tagged as blocks of text and in detail. (Filed herewith.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOVERNMENT PROPERTIES INCOME TRUST

By:	/s/ David M. Blackman
David M. Blackman
President and Chief Operating Officer
Dated: August 1, 2013

By:	/s/ Mark L. Kleifges
Mark L. Kleifges
Treasurer and Chief Financial Officer
(principal financial and accounting officer)
Dated: August 1, 2013