Form 10-Q
period 2013-09-30
Government Properties Income Trust
filed 2013-10-29
CIK 1456772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Number of registrant’s common shares of beneficial interest, $.01 par value per share, outstanding as of October 29, 2013: 54,722,468

GOVERNMENT PROPERTIES INCOME TRUST

FORM 10-Q

September 30, 2013

PART I.                 Financial Information

Item 1.  Financial Statements

GOVERNMENT PROPERTIES INCOME TRUST

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

(unaudited)

	September 30,	December 31,
	2013	2012
ASSETS
Real estate properties:
Land	$239,222	$234,395
Buildings and improvements	1,267,669	1,233,468
	1,506,891	1,467,863
Accumulated depreciation	(179,573)	(156,661)
	1,327,318	1,311,202

Assets of discontinued operations	26,207	47,142
Acquired real estate leases, net	131,683	144,402
Cash and cash equivalents	2,697	5,255
Restricted cash	1,590	1,553
Rents receivable, net	31,373	28,882
Deferred leasing costs, net	9,523	7,620
Deferred financing costs, net	4,366	5,718
Other assets, net	18,322	10,360
Total assets	$1,553,079	$1,562,134

LIABILITIES AND SHAREHOLDERS’ EQUITY
Unsecured revolving credit facility	$69,000	$49,500
Unsecured term loan	350,000	350,000
Mortgage notes payable	91,343	93,127
Liabilities of discontinued operations	288	298
Accounts payable and accrued expenses	23,250	18,910
Due to related persons	1,784	3,719
Assumed real estate lease obligations, net	16,952	19,129
Total liabilities	552,617	534,683

Commitments and contingencies

Shareholders’ equity:
Common shares of beneficial interest, $.01 par value: 70,000,000 shares authorized, 54,722,468 and 54,643,888 shares issued and outstanding, respectively	547	547
Additional paid in capital	1,105,676	1,103,982
Cumulative net income	179,189	137,293
Cumulative other comprehensive income	32	99
Cumulative common distributions	(284,982)	(214,470)
Total shareholders’ equity	1,000,462	1,027,451
Total liabilities and shareholders’ equity	$1,553,079	$1,562,134

See accompanying notes.

GOVERNMENT PROPERTIES INCOME TRUST

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(amounts in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Rental income	$56,401	$52,426	$168,639	$149,071

Expenses:
Real estate taxes	6,255	5,498	19,060	16,520
Utility expenses	5,355	4,801	13,064	12,035
Other operating expenses	10,169	9,171	29,288	26,667
Depreciation and amortization	14,032	12,537	40,960	35,642
Acquisition related costs	1,562	763	1,701	1,057
General and administrative	2,941	3,529	9,350	9,071
Total expenses	40,314	36,299	113,423	100,992

Operating income	16,087	16,127	55,216	48,079
Interest and other income	10	7	20	21
Interest expense (including net amortization of debt premiums and deferred financing fees of $339, $339, $1,002 and $998, respectively)	(4,176)	(4,530)	(12,388)	(12,649)
Equity in earnings of an investee	64	115	219	236
Income from continuing operations before income tax benefit (expense)	11,985	11,719	43,067	35,687
Income tax benefit (expense)	36	(30)	(50)	(119)
Income from continuing operations	12,021	11,689	43,017	35,568
Income (loss) from discontinued operations	(10,055)	67	(1,121)	1,201
Net income	1,966	11,756	41,896	36,769

Other comprehensive income (loss):
Equity in unrealized loss of an investee	14	35	(67)	31
Other comprehensive income (loss)	14	35	(67)	31
Comprehensive income	$1,980	$11,791	$41,829	$36,800

Weighted average common shares outstanding	54,684	47,108	54,666	47,086

Per common share amounts:
Income from continuing operations	$0.22	$0.25	$0.79	$0.76
Income (loss) from discontinued operations	$(0.18)	$—	$(0.02)	$0.03
Net income	$0.04	$0.25	$0.77	$0.78

See accompanying notes.

GOVERNMENT PROPERTIES INCOME TRUST

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Nine Months Ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$41,896	$36,769
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	26,016	23,897
Net amortization of debt premium and deferred financing fees	1,002	998
Straight line rental income	(2,308)	(2,669)
Amortization of acquired real estate leases	15,775	14,352
Amortization of deferred leasing costs	1,126	636
Other non-cash expenses	938	1,477
Loss on asset impairment	10,142	—
Net gain on sale of properties	(8,168)	—
Equity in earnings of an investee	(219)	(236)
Change in assets and liabilities:
Restricted cash	(37)	(453)
Deferred leasing costs	(3,118)	(2,123)
Rents receivable	(483)	4,863
Other assets	(2,780)	(1,077)
Accounts payable and accrued expenses	4,009	2,690
Due to related persons	(1,450)	3,336
Cash provided by operating activities	82,341	82,460
CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate acquisitions and deposits	(35,848)	(180,976)
Real estate improvements	(14,924)	(10,474)
Proceeds from sale of properties, net	18,319	—
Cash used in investing activities	(32,453)	(191,450)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of mortgage notes payable	(1,434)	(1,327)
Borrowings on unsecured revolving credit facility	107,500	173,000
Repayments on unsecured revolving credit facility	(88,000)	(351,500)
Proceeds from unsecured term loan	—	350,000
Financing fees	—	(1,964)
Distributions to common shareholders	(70,512)	(59,322)
Cash provided by (used in) financing activities	(52,446)	108,887
Decrease in cash and cash equivalents	(2,558)	(103)
Cash and cash equivalents at beginning of period	5,255	3,272
Cash and cash equivalents at end of period	$2,697	$3,169

Supplemental cash flow information:
Interest paid	$11,386	$11,787
Income taxes paid	173	167

Non-cash financing activities:
Issuance of common shares	$1,694	$1,847

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

Note 3. Real Estate Properties

As of September 30, 2013, we owned 81 properties, excluding three properties classified as discontinued operations, with an undepreciated carrying value of $1,506,891. We generally lease space in our properties on a gross lease or modified gross lease basis pursuant to fixed term operating leases expiring between 2013 and 2033. Certain of our government tenants have the right to terminate their leases before the lease term expires. Our leases generally require us to pay all or some property operating expenses and to provide all or most property management services. During the three months ended September 30, 2013, we entered into 15 leases for 245,446 rentable square feet for a weighted average (by square feet) lease term of 7.8 years and we made commitments for approximately $6,324 of leasing related costs. During the nine months ended September 30, 2013, we entered into 37 leases for 758,491 rentable square feet for a weighted average (by square feet) lease term of 9.1 years and we made commitments for approximately $16,126 of leasing related costs. We have unspent leasing related obligations of approximately $14,808 as of September 30, 2013.

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(unaudited)

Acquisition Activities

During the nine months ended September 30, 2013, we acquired one office property and one warehouse property for an aggregate purchase price of $30,803, excluding acquisition costs.  These acquisitions were accounted for in accordance with the Business Combinations Topic of the FASB Accounting Standards Codification TM. The following allocation of the purchase prices of these acquisitions is based upon preliminary estimates of the estimated fair values of the acquired assets and assumed liabilities and may change based upon the completion of our analysis of acquired in place leases:

			Number				Buildings		Acquired
Acquisition			of	Square	Purchase		and	Acquired	Lease
Date	Location	Type	Properties	Feet	Price(1)	Land	Improvements	Leases	Obligations
Aug-13	Chester, VA	Warehouse	1	228,108	$12,503	$1,478	$9,594	$1,440	$(9)
Aug-13	Bethesda, MD	Office	1	128,645	18,300	3,349	11,152	4,182	(383)
			2	356,753	$30,803	$4,827	$20,746	$5,622	$(392)

(1)         Purchase price excludes acquisition related costs.

In August 2013, we acquired a previously disclosed warehouse property located in Chester, VA with 228,108 rentable square feet.  This property is 100% leased to the U.S. Government and occupied by the United States Army. The purchase price was $12,503, excluding acquisition costs.

Also in August 2013, we acquired an office property located in Bethesda, MD with 128,645 rentable square feet.  This property is 100% leased to the U.S. Government and occupied by the National Institutes of Health.  The purchase price was $18,300, excluding acquisition costs.

In September 2013, we entered an agreement to acquire an office property located in Rancho Cordova, CA with 93,807 rentable square feet.  This property is 100% leased to the State of California and occupied by the Department of Consumer Affairs.  The contract purchase price is $20,790, excluding acquisition costs.

Also in September 2013, we entered an agreement to acquire four office properties located in Fairfax, VA with a combined total of 170,940 rentable square feet.  These properties are 100% leased to eight tenants, of which 51% is leased to the Commonwealth of Virginia and occupied by Northern Virginia Community College.  The contract purchase price is $31,500, excluding acquisition costs.

In October 2013, we entered an agreement to acquire an office property located in Montgomery, AL with 49,370 rentable square feet.  This property is 100% leased to the U.S. Government and occupied by the Social Security Administration.  The contract purchase price is $16,050, excluding acquisition costs.

These pending acquisitions are subject to our satisfactory completion of diligence and other customary closing conditions; accordingly, we can provide no assurance that we will acquire these properties or that the acquisitions will not be delayed or that the terms will not change.

In December 2012, we acquired a property located in Florence, KY.  Pursuant to the terms of the purchase agreement for this property, the seller is entitled to up to $1,800 of additional purchase consideration based upon the property’s 2013 real estate tax assessment.  In accounting for this acquisition in 2012, we had estimated the fair value of this additional consideration to be $273.  During the three months ended September 30, 2013, we received the 2013 real estate tax assessment for this property and increased the estimated fair value of the additional consideration to $1,231 at September 30, 2013.  The $958 increase in the fair value of the additional consideration is included in acquisition related costs in our condensed consolidated income statements for the three months ended September 30, 2013. See Note 7 regarding the fair value of assets and liabilities.

Disposition Activities

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

During the three months ended September 30, 2013, we began marketing for sale three office properties located in Phoenix, AZ, San Diego, CA and Falls Church, VA, with a combined total of 356,163 rentable square feet. The aggregate net book value of these properties, after recording a $10,142 loss on asset impairment on two of the three properties during the three months ended September 30, 2013, totaled $25,567 at September 30, 2013. We can provide no assurance that sales of these properties will occur. See Note 7 regarding the fair value of assets and liabilities.

Results of operations for the two properties sold in 2013 and the three properties held for sale at September 30, 2013 are included in discontinued operations in our condensed consolidated balance sheets and condensed consolidated statements of income and comprehensive income. Summarized balance sheet and income statement information for properties in discontinued operations is as follows:

Balance Sheets:

	September 30, 2013	December 31, 2012
Real estate properties	$25,567	$46,784
Acquired real estate leases, net	—	82
Rents receivable	517	217
Other assets	123	59
Assets of discontinued operations	$26,207	$47,142

Other liabilities	$288	$298
Liabilities of discontinued operations	$288	$298

Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Rental income	$886	$1,657	$3,831	$5,740
Real estate taxes	(123)	(230)	(505)	(690)
Utility expenses	(112)	(339)	(447)	(810)
Other operating expenses	(255)	(394)	(775)	(1,076)
Depreciation and amortization	(241)	(519)	(1,025)	(1,639)
General and administrative	(68)	(108)	(226)	(324)
Loss on asset impairment from discontinued operations	(10,142)	—	(10,142)	—
Net gain on sale of properties from discontinued operations	—	—	8,168	—
Income (loss) from discontinued operations	$(10,055)	$67	$(1,121)	$1,201

Note 4.  Revenue Recognition

Rental income from operating leases is recognized on a straight line basis over the life of lease agreements. We increased rental income to record revenue on a straight line basis by $605 and $1,101 for the three months ended September 30, 2013 and 2012, respectively, and $1,952 and $2,584 for the nine months ended September 30, 2013 and 2012, respectively.  Rents receivable include $9,728 and $7,776 of straight line rent receivables at September 30, 2013 and December 31, 2012, respectively.

Note 5.  Concentration

Tenant and Credit Concentration

We define annualized rental income as the annualized contractual base rents from our tenants pursuant to our lease agreements with them as of the measurement date, plus straight line rent adjustments and estimated recurring expense reimbursements to be paid to us, and excluding lease value amortization. The U.S. Government, 10 state governments and the United Nations combined were

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(unaudited)

responsible for approximately 93.9% and 93.7% of our annualized rental income, excluding properties classified as discontinued operations, as of September 30, 2013 and 2012, respectively. The U.S. Government is our largest tenant by annualized rental income and was responsible for approximately 71.2% and 70.2% of our annualized rental income, excluding properties classified as discontinued operations, as of September 30, 2013 and 2012, respectively.

Geographic Concentration

At September 30, 2013, our 81 properties, excluding properties classified as discontinued operations, were located in 31 states and the District of Columbia.  Properties located in Maryland, California, the District of Columbia, Georgia, New York and Massachusetts were responsible for approximately 13.8%, 11.2%, 10.8%, 9.7%, 8.9% and 6.0% of our annualized rental income as of September 30, 2013, respectively.

Note 6.  Indebtedness

At September 30, 2013 and December 31, 2012, our outstanding indebtedness consisted of the following:

	September 30,	December 31,
	2013	2012

Unsecured revolving credit facility, due in 2015	$69,000	$49,500
Unsecured term loan, due in 2017	350,000	350,000
Mortgage note payable, 5.73% interest rate, including unamortized premium of $463, due in 2015(1)	48,607	49,274
Mortgage note payable, 6.21% interest rate, due in 2016(1)	24,223	24,441
Mortgage note payable, 7.00% interest rate, including unamortized premium of $782, due in 2019(1)	10,003	10,247
Mortgage note payable, 8.15% interest rate, including unamortized premium of $556, due in 2021(1)	8,510	9,165
	$510,343	$492,627

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

We have a $550,000 unsecured revolving credit facility that is available for general business purposes, including acquisitions. The maturity date of our revolving credit facility is October 19, 2015 and, subject to the payment of an extension fee and meeting certain other conditions, includes an option for us to extend the stated maturity date of our revolving credit facility by one year to October 19, 2016. In addition, our revolving credit facility includes a feature under which maximum borrowings may be increased to up to $1,100,000 in certain circumstances. Borrowings under our revolving credit facility bear interest at a rate of LIBOR plus a premium, which was 150 basis points as of September 30, 2013. We also pay a facility fee of 35 basis points per annum on the total amount of lending commitments under our revolving credit facility. Both the interest rate premium and the facility fee are subject to adjustment based upon changes to our credit ratings. As of September 30, 2013, the interest rate payable on borrowings under our revolving credit facility was 1.7% and the weighted average annual interest rate for borrowings under our revolving credit facility was 1.7% for both the three and nine months ended September 30, 2013. As of September 30, 2013, we had $69,000 outstanding and $481,000 available under our revolving credit facility.

We have a $350,000 unsecured term loan. Our term loan matures on January 11, 2017, and is prepayable without penalty at any time. In addition, our term loan includes a feature under which maximum borrowings may be increased to up to $700,000 in certain circumstances. Our term loan bears interest at a rate of LIBOR plus a premium, which was 175 basis points as of September 30, 2013. The interest rate premium is subject to adjustment based upon changes to our credit ratings. As of September 30, 2013, the interest rate for the amount outstanding under our term loan was 1.9% and the weighted average interest rate for the amount outstanding under our term loan was 1.9% for both the three and nine months ended September 30, 2013.

Our revolving credit facility agreement and our term loan agreement provide for acceleration of payment of all amounts due thereunder upon the occurrence and continuation of certain events of default, including a change of control of us and the termination

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(unaudited)

of our business management agreement or property management agreement with Reit Management & Research LLC, or RMR. Our revolving credit facility agreement and our term loan agreement also contain a number of covenants, including covenants that restrict our ability to incur debts or to make distributions under certain circumstances and require us to maintain financial ratios and a minimum net worth.  We believe we were in compliance with the terms and conditions of our revolving credit facility agreement and our term loan agreement at September 30, 2013.

At September 30, 2013, five of our properties with an aggregate net book value of $120,798 secured four mortgage notes that were assumed in connection with the acquisition of such properties. Our mortgage notes are non-recourse and do not contain any material financial covenants.

Note 7. Fair Value of Assets and Liabilities

Our assets and liabilities at September 30, 2013 include cash and cash equivalents, restricted cash, rents receivable, mortgage notes payable, accounts payable, our revolving credit facility and our term loan, amounts due to related persons, other accrued expenses and security deposits. At September 30, 2013, the fair values of our financial instruments approximated their carrying values in our condensed consolidated financial statements, except as follows:

	Carrying Amount	Fair Value
Mortgage note payable, 5.73% interest rate, including unamortized premium of $463, due in 2015	$48,607	$50,095
Mortgage note payable, 6.21% interest rate, due in 2016	24,223	26,361
Mortgage note payable, 7.00% interest rate, including unamortized premium of $782, due in 2019	10,003	10,578
Mortgage note payable, 8.15% interest rate, including unamortized premium of $556, due in 2021	8,510	9,404
	$91,343	$96,438

We estimate the fair values of our mortgage notes payable by using discounted cash flow analyses and currently prevailing market terms as of the measurement date (Level 3 inputs as defined in the fair value hierarchy under GAAP).  Because Level 3 inputs are unobservable, our estimated fair value may differ materially from the actual fair value.

The table below presents certain of our assets and liabilities measured on a non-recurring basis at fair value at September 30, 2013, categorized by the level of inputs used in the valuation of each asset and liability:

		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)

Non-Recurring Fair Value Measurements
Properties held for sale(1)	$14,560	$—	$—	$14,560
Additional purchase consideration(2)	1,231	—	—	1,231

(1)       The estimated fair values at September 30, 2013 of the two properties for which a loss on asset impairment was recognized are based upon broker estimates of value less estimated sales costs (Level 3 inputs as defined in the fair value hierarchy under GAAP).

(2)       In December 2012, we acquired a property located in Florence, KY.  Pursuant to the terms of the purchase agreement for this property, the seller is entitled to up to $1,800 of additional purchase consideration based upon the property’s 2013 real estate tax assessment.  In accounting for this acquisition in 2012, we had estimated the fair value (based on Level 3 inputs as defined in the fair value hierarchy under GAAP) of this additional consideration to be $273.  During the three months ended September 30, 2013, we received the 2013 real estate tax assessment for this property and increased the estimated fair value (based on Level 3 inputs as defined in the fair value hierarchy under GAAP) of the additional consideration to $1,231 at September 30, 2013.  The $958 increase in the fair value of the additional consideration is included in acquisition related costs in our condensed consolidated income statements for the three months ended September 30, 2013.

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

On August 23, 2013, we paid a distribution to common shareholders in the amount of $0.43 per share, or $23,510, that was declared on July 10, 2013 and was payable to shareholders of record on July 26, 2013.

On October 9, 2013, we declared a distribution payable to common shareholders of record on October 25, 2013, in the amount of $0.43 per share, or $23,531.  We expect to pay this distribution on or about November 22, 2013 using cash on hand and borrowings under our revolving credit facility.

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

On September 13, 2013, pursuant to our equity compensation plan, we granted an aggregate of 48,350 of our common shares to our officers and certain employees of our manager, RMR, valued at $23.61 per share, the closing price of our common shares on the NYSE, on that day.

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

Pursuant to our business management agreement with RMR, we recognized business management fees of $1,942 and $2,742 for the three months ended September 30, 2013 and 2012, respectively, and $6,924 and $7,001, for the nine months ended September 30, 2013 and 2012, respectively.  These amounts are included in general and administrative expenses in our condensed consolidated financial statements.  In March 2013, we issued 20,230 of our common shares to RMR for the incentive fee payable to RMR for 2012, in accordance with the terms of our business management agreement.

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(unaudited)

In connection with our property management agreement with RMR, we incurred property management and construction supervision fees of $2,179 and $1,829 for the three months ended September 30, 2013 and 2012, respectively, and $5,794 and $5,034 for the nine months ended September 30, 2013 and 2012, respectively.  These amounts are included in other operating expenses or have been capitalized, as appropriate, in our condensed consolidated financial statements.

On September 20, 2013, we and RMR agreed to restructure the base business management and incentive fees payable to RMR under our business management agreement beginning in 2014, as follows:

•                  The base business management fees we pay to RMR will be calculated on the basis of the lower of: (i) gross historical cost of our real estate assets, as defined, or (ii) our total market capitalization.  Market capitalization will include the market value of our common shares, plus the liquidation preference of preferred shares, if any, and the principal amount of debt.  The market value of our common shares will be calculated based on the average shares outstanding multiplied by the average closing share price during the period in which the fees are earned.

•                  10% of the base business management fees we pay to RMR will be paid in our common shares.  The amount of our common shares granted as part of the base business management fee will be calculated based on the average closing share price during the period in which the fees are earned.

•                  The annual incentive fees which may be earned by RMR will be calculated based upon total returns realized by our common shareholders (i.e., share price appreciation plus dividends) in excess of benchmarks.  The benchmarks will be set by our Compensation Committee, which is comprised solely of Independent Trustees, and will be disclosed in our annual meeting proxy statements.  Incentive fees will be paid in our common shares which will vest over a multiyear period and will be subject to a “claw back” in the event of certain material restatements of our financial results.

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

Until March 15, 2013, CWH was our largest shareholder.  On March 15, 2013, CWH sold all 9,950,000 of our common shares it owned in a public offering.  In connection with this public offering, on March 11, 2013, we entered into a registration agreement with CWH under which CWH agreed to pay all expenses incurred by us relating to the registration and sale of our common shares owned by CWH in the offering, pursuant to which CWH paid us $310. In addition, under the registration agreement, CWH agreed to indemnify us and our officers, Trustees and controlling persons, and we agreed to indemnify CWH, its officers, trustees and controlling persons, against certain liabilities related to the public offering, including liabilities under the Securities Act of 1933, as amended, or the Securities Act; and we and CWH agreed to reimburse payments that the other may make in respect of those liabilities.

We, RMR, CWH and five other companies to which RMR provides management services each currently own 12.5% of Affiliates Insurance Company, or AIC, an Indiana insurance company.  All of our Trustees, all of the trustees and directors of the other publicly held AIC shareholders and nearly all of the directors of RMR currently serve on the board of directors of AIC.  RMR provides management and administrative services to AIC pursuant to a management and administrative services agreement with AIC. As of September 30, 2013, we have invested $5,194 in AIC since we became an equity owner of AIC in 2009.  Although we own less than 20% of AIC, we use the equity method to account for this investment because we believe that we have significant influence over AIC because all of our Trustees are also directors of AIC.  Our investment in AIC had a carrying value of $5,900 and $5,747 as of September 30, 2013 and December 31, 2012, respectively, which amounts are included in other assets on our condensed consolidated balance sheet.  We recognized income of $64 and $115 for the three months ended September 30, 2013 and 2012, respectively, and $219 and $236 for the nine months ended September 30, 2013 and 2012, respectively, arising from our investment in AIC.  We and

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(unaudited)

the other shareholders of AIC have purchased property insurance providing $500,000 of coverage pursuant to an insurance program arranged by AIC and with respect to which AIC is a reinsurer of certain coverage amounts.  This program was modified and extended in June 2013 for a one year term, and we paid a premium, including taxes and fees, of $1,161 in connection with that renewal, which amount may be adjusted from time to time as we acquire or dispose of properties that are included in this program.  We periodically consider the possibilities for expanding our insurance relationships with AIC to include other types of insurance and may in the future participate in additional insurance offerings AIC may provide or arrange.  We may invest additional amounts in AIC in the future if the expansion of this insurance business requires additional capital, but we are not obligated to do so.  By participating in this insurance business with RMR and the other companies to which RMR provides management services, we expect that we may benefit financially by possibly reducing our insurance expenses or by realizing our pro rata share of any profits of this insurance business.

Effective July  2013, we, RMR, CWH and four other companies to which RMR provides management services purchased from an unrelated third party insurer a combined directors’ and officers’ liability insurance policy providing $10,000 of aggregate coverage and we also purchased from an unrelated third party insurer a separate directors’ and officers’ liability insurance policy providing $5,000 of coverage.  We paid aggregate premiums of approximately $333 for these policies.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and tables should be read in conjunction with the financial statements and notes thereto included in this Quarterly Report on Form 10-Q and in our Annual Report.

OVERVIEW

We are a real estate investment trust, or REIT, organized under Maryland law. As of September 30, 2013, we owned 81 properties, excluding three properties classified as discontinued operations,  located in 31 states and the District of Columbia containing approximately 10 million rentable square feet, of which 68.4% was leased to the U.S. Government, 17.9% was leased to 10 state governments, 1.9% was leased to the United Nations, an international intergovernmental organization, 6.4% was leased to various non-governmental organizations and 5.4% was available for lease.  The U.S. Government, 10 state governments and the United Nations combined were responsible for 93.9% and 93.7% of our annualized rental income, as defined below, as of September 30, 2013 and 2012, respectively.

Property Operations

As of September 30, 2013, excluding properties classified as discontinued operations, 94.6% of our rentable square feet were leased, compared to 93.5% of our rentable square feet as of September 30, 2012.  Occupancy data for our properties as of September 30, 2013 and 2012 is as follows (square feet in thousands):

			Comparable
	All Properties(1)		Properties(2)
	September 30,		September 30,
	2013	2012	2013	2012
Total properties (end of period)	81	77	66	66
Total square feet	10,001	9,396	8,378	8,378
Percent leased(3)	94.6%	93.5%	93.5%	92.7%

(1)       Based on properties we owned on September 30, 2013 and excludes properties classified as discontinued operations.

(2)       Based on properties we owned on September 30, 2013 and which we owned continuously since January 1, 2012, and excludes properties classified as discontinued operations.  Our comparable properties increased from 55 properties at September 30, 2012 as a result of 16 acquisitions we completed during the year ended December 31, 2011, the sale of two properties during the nine months ended September 30, 2013 and the reclassification of three properties to discontinued operations during the nine months ended September 30, 2013.

(3)       Percent leased includes (i) space being fitted out for tenant occupancy pursuant to our lease agreements, if any, and (ii) space which is leased, but is not occupied or is being offered for sublease by tenants, if any, as of the measurement date.

The average annualized effective rental rate per square foot for our properties for the periods ended September 30, 2013 and 2012 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Average annualized effective rental rate per square foot:(1)
All properties(2)	$24.82	$25.01	$24.61	$25.12
Comparable properties(3)	$25.48	$25.14	$25.27	$25.38

(1)       Average annualized effective rental rate per square foot represents annualized total rental income during the period specified divided by the average rentable square feet leased during the period specified.

(2)       Based on properties we owned on September 30, 2013 and excludes properties classified as discontinued operations.

(3)       Based on properties we owned on September 30, 2013 and which we owned continuously since January 1, 2012, and excludes properties classified as discontinued operations.

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

As of September 30, 2013, excluding properties classified as discontinued operations, we had leases totaling 543,713 rentable square feet that were scheduled to expire through September 30, 2014. Based upon current market conditions and tenant negotiations for leases scheduled to expire through September 30, 2014, we expect that rental rates we are likely to achieve on new or renewed leases will, in the aggregate and on a weighted (by annualized revenues) average basis, be flat to slightly higher than the rates currently being paid, thereby generally resulting in higher revenue from the same space absent a decrease in occupancies. However, we cannot provide assurance that the rental rates we expect will occur or that we will not experience material declines in our rental income due to vacancies upon lease expirations. Prevailing market conditions and government tenants’ needs near the time our leases expire will generally determine lease renewals and rental rates for space in our properties; and market conditions and government tenants’ needs are generally beyond our control. As of September 30, 2013, lease expirations at our properties, excluding properties classified as discontinued operations, by year are as follows (square feet and dollars in thousands):

					Annualized
	Number of	Expirations of		Cumulative	Rental		Cumulative
	Tenants	Occupied Square	Percent	Percent	Income	Percent	Percent
Year(1)	Expiring	Feet(2)	of Total	of Total	Expiring(3)	of Total	of Total
2013	24	305	3.2%	3.2%	$8,644	3.9%	3.9%
2014	32	289	3.1%	6.3%	5,893	2.6%	6.5%
2015	37	1,288	13.6%	19.9%	29,642	13.3%	19.8%
2016	37	849	9.0%	28.9%	27,950	12.5%	32.3%
2017	32	620	6.6%	35.5%	12,712	5.7%	38.0%
2018	31	1,061	11.2%	46.7%	28,154	12.6%	50.6%
2019	17	1,293	13.7%	60.4%	30,194	13.5%	64.1%
2020	16	1,021	10.8%	71.2%	23,832	10.7%	74.8%
2021	10	848	9.0%	80.2%	16,307	7.3%	82.1%
2022 and thereafter	23	1,884	19.8%	100.0%	39,621	17.9%	100.0%
Total	259	9,458	100.0%		$222,949	100.0%

Weighted average remaining lease term (in years)		5.7			5.4

(1)                                     The year of lease expiration is pursuant to current contract terms. Some government tenants have the right to vacate their space before the stated expirations of their leases. As of September 30, 2013, government tenants occupying approximately 7.8% of our rentable square feet and responsible for approximately 6.0% of our annualized rental income as of September 30, 2013 have currently exercisable rights to terminate their leases before the stated expirations. Also in 2013, 2014, 2015, 2016, 2017, 2018, 2019,  2020 and 2023, early termination rights become exercisable by other tenants who currently occupy an additional approximately 0.3%, 4.0%, 5.6%, 6.6%, 2.7%, 1.1%, 3.6%, 1.6% and 1.5% of our rentable square feet, respectively, and contribute an additional approximately 0.3%, 4.6%, 3.3%, 9.6%, 3.6%, 1.4%, 4.2%, 1.6% and 1.3% of our annualized rental income, respectively, as of September 30, 2013.  In addition, as of September 30, 2013, 12 of our state government tenants have currently exercisable rights to terminate their leases if these states do not appropriate rent in their respective annual budgets. These 12 tenants occupy approximately 7.6% of our rentable square feet and contribute approximately 7.6% of our annualized rental income as of September 30, 2013.

(2)                                     Occupied square feet is pursuant to leases existing as of September 30, 2013, and includes (i) space being fitted out for tenant occupancy pursuant to our lease agreements, if any, and (ii) space which is leased, but is not occupied or is being offered for sublease by tenants, if any.

(3)                                     Annualized rental income is the annualized contractual base rents from our tenants pursuant to our lease agreements as of September 30, 2013, plus straight line rent adjustments and estimated recurring expense reimbursements to be paid to us, and excluding lease value amortization.

Acquisition and Disposition Activities (dollar amounts in thousands)

During the nine months ended September 30, 2013, we acquired two properties for an aggregate purchase price of $30,803, excluding acquisition costs.  We acquired these properties at capitalization rates of 8.3% and 10.7%, with a weighted (by purchase price) average capitalization rate of 9.7%.  We calculate the capitalization rate for property acquisitions as the ratio of (x) annual straight line rental income, excluding the impact of above and below market lease amortization, based on leases then in effect at the acquisition date, less estimated annual property operating expenses as of the date of acquisition, excluding depreciation and amortization expense, to (y) the acquisition purchase price, including assumed debt, if any, and excluding acquisition costs.  For more information about these acquisitions, please see Note 3 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

In September and October 2013, we entered into agreements to acquire six properties for an aggregate purchase price of $99,143 excluding acquisition costs. We cannot provide assurance that we will acquire these properties or that the acquisitions will not be delayed or that the terms will not change. For more information about these agreements, please see Note 3 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Our strategy related to property acquisitions and dispositions is materially unchanged from that disclosed in our Annual Report. We continue to explore and evaluate for possible acquisition additional properties that are majority leased to government tenants; however, we cannot provide assurance that we will reach any agreement to acquire any such properties, or that if we do reach any such agreement, that we will complete the acquisitions.

In February 2013, we sold an office property located in Oklahoma City, OK with 185,881 rentable square feet for $16,300, excluding closing costs, and recognized a gain on sale of $8,198. In March 2013, we sold an office property located in Tucson, AZ with 31,051 rentable square feet for $2,189, excluding closing costs, and recognized a loss on sale of $30.

As of September 30, 2013, we are marketing for sale three office properties located in Phoenix, AZ, San Diego, CA and Falls Church, VA, with a combined 356,163 rentable square feet.  The aggregate net book value, net of a $10,142 loss on asset impairment recorded in the three months ended September 30, 2013, totaled $25,567 at September 30, 2013.  We can provide no assurance that sales of these properties will occur.

We do not currently plan to dispose of any of our other properties; however, we may on occasion offer for sale additional properties. Future changes in market conditions, property performance, our expectation regarding lease renewals or our plans with regard to particular properties may change our disposition strategy.

RESULTS OF OPERATIONS (amounts in thousands, except per share amounts)

Three Months Ended September 30, 2013, Compared to Three Months Ended September 30, 2012

					Acquired Properties Results(2)
	Comparable Properties Results (1)				Three Months Ended		Consolidated Results
	Three Months Ended September 30,				September 30,		Three Months Ended September 30,
			$	%					$	%
	2013	2012	Change	Change	2013	2012	2013	2012	Change	Change

Rental income	$50,185	$50,001	$184	0.4%	$6,216	$2,425	$56,401	$52,426	$3,975	7.6%
Operating expenses:
Real estate taxes	5,752	5,260	492	9.4%	503	238	6,255	5,498	757	13.8%
Utility expenses	4,768	4,613	155	3.4%	587	188	5,355	4,801	554	11.5%
Other operating expenses	9,131	8,908	223	2.5%	1,038	263	10,169	9,171	998	10.9%
Total operating expenses	19,651	18,781	870	4.6%	2,128	689	21,779	19,470	2,309	11.9%
Net operating income(3)	$30,534	$31,220	$(686)	(2.2)%	$4,088	$1,736	34,622	32,956	1,666	5.1%

Other expenses
Depreciation and amortization							14,032	12,537	1,495	11.9%
Acquisition related costs							1,562	763	799	104.7%
General and administrative							2,941	3,529	(588)	(16.7)%
Total other expenses							18,535	16,829	1,706	10.1%
Operating income							16,087	16,127	(40)	(0.2)%
Interest and other income							10	7	3	42.9%
Interest expense (including net amortization of debt premiums and deferred financing fees of $339 and $339, respectively)							(4,176)	(4,530)	354	(7.8)%
Equity in earnings of an investee							64	115	(51)	(44.3)%
Income from continuing operations before income tax benefit (expense)							11,985	11,719	266	2.3%
Income tax benefit (expense)							36	(30)	66	(220.0)%
Net income from continuing operations							12,021	11,689	332	2.8%
Net income (loss) from discontinued operations							(10,055)	67	(10,122)	nm
Net income							$1,966	$11,756	$(9,790)	(83.3)%

Weighted average common shares outstanding							54,684	47,108	7,576	16.1%

Net income from continuing operations per common share							$0.22	$0.25	$(0.03)	(12.0)%
Net income from discontinued operations per common share							$(0.18)	$—	$(0.18)	nm
Net income per common share							$0.04	$0.25	$(0.21)	(84.0)%

Calculation of Funds From Operations and Normalized Funds From Operations(4)

Net income							$1,966	$11,756
Plus: Depreciation and amortization from continuing operations							14,032	12,537
Plus: Depreciation and amortization from discontinued operations							242	519
Plus: Loss on asset impairment from discontinued operations							10,142	—
Funds from operations							26,382	24,812
Acquisition related costs							1,562	763
Normalized funds from operations							$27,944	$25,575

Funds from operations per common share							$0.48	$0.53
Normalized funds from operations per common share							$0.51	$0.54

(1)	Comparable properties consist of 69 properties we owned on September 30, 2013 and which we owned continuously since July 1, 2012 and exclude properties classified as discontinued operations.

(2)

Acquired properties consist of the 12 and eight (which eight are included in the previously referenced 12) properties we owned on September 30, 2013 and 2012, respectively, which we acquired during the period from July 1, 2012 to September 30, 2013.

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

(4)

We calculate funds from operations, or FFO, and Normalized FFO as shown above. FFO is calculated on the basis defined by The National Association of Real Estate Investment Trusts, or NAREIT, which is net income, calculated in accordance with GAAP, plus real estate depreciation and amortization, excluding loss on impairment of real estate assets and any gain or loss on sale of properties, as well as certain other adjustments currently not applicable to us. Our calculation of Normalized FFO differs from NAREIT’s definition of FFO because we exclude acquisition related costs. We consider FFO and Normalized FFO to be appropriate measures of operating performance for a REIT, along with net income, operating income and cash flow from operating activities. We believe that FFO and Normalized FFO provide useful information to investors because by excluding the effects of certain historical amounts, such as depreciation expense, FFO and Normalized FFO may facilitate a comparison of our operating performance between periods and between us and other REITs. FFO and Normalized FFO are among the factors considered by our Board of Trustees when determining the amount of distributions to our shareholders. Other factors include, but are not limited to, requirements to maintain our status as a REIT, limitations in our revolving credit facility and term loan agreements, the availability of debt and equity capital to us, our expectation of our future capital requirements and operating performance, and our expected needs and availability of cash to pay our obligations. FFO and Normalized FFO do not represent cash generated by operating activities in accordance with GAAP and should not be considered as alternatives to net income, operating income or cash flow from operating activities, determined in accordance with GAAP, or as indicators of our financial performance or liquidity, nor are these measures necessarily indicative of sufficient cash flow to fund all of our needs. We believe that FFO and Normalized FFO may facilitate an understanding of our consolidated historical operating results. These measures should be considered in conjunction with net income, operating income and cash flow from operating activities as presented in our Condensed Consolidated Statements of Income and Condensed Comprehensive Income and Consolidated Statements of Cash Flows. Other REITs and real estate companies may calculate FFO and Normalized FFO differently than we do.

We refer to the 69 properties we owned on September 30, 2013 and which we have owned continuously since July 1, 2012, excluding properties classified as discontinued operations, as comparable properties.  We refer to the 12 and eight (which eight are included in the previously referenced 12) properties that we owned as of September 30, 2013 and 2012, respectively, which we purchased during the period from July 1, 2012 to September 30, 2013 as acquired properties.  Our condensed consolidated income statement for the three months ended September 30, 2013 includes the operating results of 10 acquired properties for the entire period and two acquired properties for less than the entire period, as we purchased those 10 properties prior to July 1, 2013 and we purchased those two properties during that period.  Our condensed consolidated income statement for the three months ended September 30, 2012 includes the operating results of eight acquired properties for less than the entire period, as those properties were purchased during that period.

References to changes in the income and expense categories below relate to the comparison of consolidated results for the three month period ended September 30, 2013, compared to the three month period ended September 30, 2012.

Rental income.  The increase in rental income reflects the effects of acquired properties and a slight increase in rental income for comparable properties.  Rental income for acquired properties increased $1,587 from properties acquired after September 30, 2012 and $2,204 from properties acquired during the 2012 period.  Rental income for comparable properties increased $184 primarily due to increases in base rental income and real estate tax expense reimbursement income, partially offset by lower operating expense reimbursement income and a decrease in straight line rent adjustments. Rental income includes non-cash straight line rent adjustments totaling $605 in the 2013 period and $1,101 in the 2012 period and amortization of acquired leases and assumed lease obligations totaling ($354) in the 2013 period and ($587) in the 2012 period.

Real estate taxes. The increase in real estate taxes reflects the effects of acquired properties and an increase in real estate taxes for comparable properties. Real estate taxes for acquired properties increased $109 from properties acquired after September 30, 2012 and $156 from properties acquired during the 2012 period.  Real estate taxes for comparable properties increased $492 due primarily to the effect of higher tax assessments at certain of our properties.

Utility expenses.  The increase in utility expenses reflects the effects of acquired properties and an increase in utility expenses for comparable properties.  Utility expenses for acquired properties increased $170 from properties acquired after September 30, 2012 and $229 from properties acquired during the 2012 period.  Utility expenses at comparable properties increased $155 primarily due to warmer than normal temperatures experienced in certain parts of the United States during the 2013 period.

Other operating expenses.  Other operating expenses consist of property management fees, salaries and benefit costs of property level personnel, repairs and maintenance expense, cleaning expense and other direct costs of operating our properties. The increase in other operating expenses reflects the effects of acquired properties and an increase in expenses for comparable properties.  Other operating expenses for acquired properties increased $254 from properties acquired after September 30, 2012 and $521 from properties acquired during the 2012 period.  Other operating expenses at comparable properties increased $223 primarily as a result of increases in insurance expense and repair and maintenance costs at certain of our properties.

Depreciation and amortization.  The increase in depreciation and amortization reflects the effect of property acquisitions and improvements made to certain of our properties since July 1, 2012.  Depreciation and amortization increased $525 from properties acquired after September 30, 2012 and $908 from properties acquired during the 2012 period.  Depreciation and amortization at comparable properties increased $62 due primarily to improvements made to certain of our properties after September 30, 2012, partially offset by certain depreciable leasing related assets becoming fully depreciated in 2012 and 2013.

Acquisition related costs.  Acquisition related costs in the 2013 period include a $958 increase in the estimated fair value of additional consideration related to one of our 2012 acquisitions (see Note 3 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q) and, in both the 2013 and 2012 periods, legal and due diligence costs incurred in connection with our acquisition activity.

General and administrative.  General and administrative expenses consist of fees pursuant to our business management agreement with RMR, equity compensation expense, legal and accounting fees, Trustees’ fees and expenses, securities listing and transfer agency fees and other costs relating to our status as a publicly traded company.  The decrease in general and administrative expenses primarily reflects the decrease in amounts due under our business management agreement during the 2013 period due to lower accrued estimated amounts for incentive management fees.

Interest and other income.  Interest and other income is essentially unchanged in 2013 compared to the same period in 2012.

Interest expense.  The decrease in interest expense reflects a lower average outstanding debt balance during the 2013 period compared to the 2012 period combined with a lower weighted average interest rate in 2013.

Equity in earnings of an investee.  Equity in earnings of an investee represents our proportionate share of earnings from our investment in AIC.

Income tax benefit (expense). The decrease in income tax expense is primarily the result of an adjustment to decrease accrued income taxes during the three months ended September 30, 2013, due to a decrease in our estimated 2013 state income tax liability during that period.

Income (loss) from discontinued operations.  Income (loss) from discontinued operations reflects operating results of two properties sold during the three months ended March 31, 2013 and three properties held for sale as of September 30, 2013.  Income (loss) from discontinued operations for the three months ended September 30, 2013 includes a $10,142 loss on asset impairment.

Net income.  Our net income decreased as a result of the changes noted above.  On a per share basis, net income decreased as a result of our issuance of common shares pursuant to a public offering in 2012.

Nine Months Ended September 30, 2013, Compared to the Nine Months Ended September 30, 2012

					Acquired Properties Results(2)
	Comparable Properties Results (1)				Nine Months Ended		Consolidated Results
	Nine Months Ended September 30,				September 30,		Nine Months Ended September 30,
			$	%					$	%
	2013	2012	Change	Change	2013	2012	2013	2012	Change	Change

Rental income	$148,099	$145,651	$2,448	1.7%	$20,540	$3,420	$168,639	$149,071	$19,568	13.1%
Operating expenses:
Real estate taxes	17,370	16,185	1,185	7.3%	1,690	335	19,060	16,520	2,540	15.4%
Utility expenses	11,589	11,847	(258)	(2.2)%	1,475	188	13,064	12,035	1,029	8.6%
Other operating expenses	25,975	26,252	(277)	(1.1)%	3,313	415	29,288	26,667	2,621	9.8%
Total operating expenses	54,934	54,284	650	1.2%	6,478	938	61,412	55,222	6,190	11.2%
Net operating income(3)	$93,165	$91,367	$1,798	2.0%	$14,062	$2,482	107,227	93,849	13,378	14.3%

Other expenses
Depreciation and amortization							40,960	35,642	5,318	14.9%
Acquisition related costs							1,701	1,057	644	60.9%
General and administrative							9,350	9,071	279	3.1%
Total other expenses							52,011	45,770	6,241	13.6%
Operating income							55,216	48,079	7,137	14.8%
Interest and other income							20	21	(1)	(4.8)%
Interest expense (including net amortization of debt premiums and deferred financing fees of $1,002 and $998, respectively)							(12,388)	(12,649)	261	(2.1)%
Equity in earnings of an investee							219	236	(17)	(7.2)%
Income from continuing operations before income tax expense							43,067	35,687	7,380	20.7%
Income tax expense							(50)	(119)	69	(58.0)%
Net income from continuing operations							43,017	35,568	7,449	20.9%
Income (loss) from discontinued operations							(1,121)	1,201	(2,322)	(193.3)%
Net income							$41,896	$36,769	$5,127	13.9%

Weighted average common shares outstanding							54,666	47,086	7,580	16.1%

Net income from continuing operations per common share							$0.79	$0.76	$0.03	3.9%
Net income from discontinued operations per common share							(0.02)	0.03	(0.05)	(166.7)%
Net income per common share							$0.77	$0.78	$(0.01)	(1.3)%

Calculation of Funds From Operations and Normalized Funds From Operations(4)

Net income							$41,896	$36,769
Plus: Depreciation and amortization from continuing operations							40,960	35,642
Plus: Depreciation and amortization from discontinued operations							1,026	1,639
Plus: Loss on asset impairment from discontinued operations							10,142	—
Less: Net gain on sale of properties from discontinued operations							(8,168)	—
Funds from operations							85,856	74,050
Acquisition related costs							1,701	1,057
Normalized funds from operations							$87,557	$75,107

Funds from operations per common share							$1.57	$1.57
Normalized funds from operations per common share							$1.60	$1.60

(1)	Comparable properties consist of 66 properties we owned on September 30, 2013 and which we owned continuously since January 1, 2012 and exclude properties classified as discontinued operations.

(2)

Acquired properties consist of the 15 and 11 (which 11 are included in the previously referenced 15) properties we owned on September 30, 2013 and 2012, respectively, which we acquired during the period from January 1, 2012 to September 30, 2013.

(3)	See footnote (3) on page 15 for the definition of NOI.

(4)	See footnote (4) on page 16 for the definition of FFO and Normalized FFO.

We refer to the 66 properties we owned on September 30, 2013 and which we have owned continuously since January 1, 2012, excluding properties classified as discontinued operations, as comparable properties.  We refer to the 15 and 11 (which 11 are included in the previously referenced 15) properties that we owned as of September 30, 2013 and 2012, respectively, which we purchased during the period from January 1, 2012 to September 30, 2013 as acquired properties.  Our condensed consolidated income statement for the nine months ended September 30, 2013 includes the operating results of 13 acquired properties for the entire period and two acquired properties for less than the entire period, as we purchased those 13 properties prior to January 1, 2013 and we purchased those two properties during that period.  Our condensed consolidated income statement for the nine months ended

September 30, 2012 includes the operating results of 11 acquired properties for less than the entire period, as those properties were purchased during that period.

References to changes in the income and expense categories below relate to the comparison of consolidated results for the nine month period ended September 30, 2013, compared to the nine month period ended September 30, 2012.

Rental income.  The increase in rental income reflects the effects of acquired properties and an increase in rental income for comparable properties.  Rental income for acquired properties increased $3,721 from properties acquired after September 30, 2012 and $13,399 from properties acquired during the 2012 period.  Rental income for comparable properties increased $2,448 primarily due to increases in base rental income and real estate tax expense reimbursement income at certain of our properties. Rental income includes non-cash straight line rent adjustments totaling $1,952 in the 2013 period and $2,584 in the 2012 period and amortization of acquired leases and assumed lease obligations totaling ($900) in the 2013 period and ($1,823) in the 2012 period.

Real estate taxes. The increase in real estate taxes reflects the effects of acquired properties and an increase in real estate taxes for comparable properties. Real estate taxes for acquired properties increased $186 from properties acquired after September 30, 2012 and $1,169 from properties acquired during the 2012 period.  Real estate taxes for comparable properties increased $1,185 due to the effect of higher tax assessments at certain of our properties.

Utility expenses.  The increase in utility expenses reflects the effects of acquired properties, partially offset by lower utility expenses for comparable properties.  Utility expenses for acquired properties increased $387 from properties acquired after September 30, 2012 and $900 from properties acquired during the 2012 period.  Utility expenses at comparable properties declined $258 primarily due to lower utility rates at certain of our properties, partially offset by an increase in usage at certain of our properties due to warmer than normal temperatures experienced in certain parts of the United States during the three months ended September 30, 2013.

Other operating expenses.  The increase in other operating expenses reflects the effects of acquired properties, partially offset by lower expenses for comparable properties.  Other operating expenses for acquired properties increased $595 from properties acquired after September 30, 2012 and $2,303 from properties acquired during the 2012 period.  Other operating expenses at comparable properties declined $277 as a result of decreases in repair and maintenance costs at certain of our properties, partially offset by increased snow removal expenses at certain of our properties.

Depreciation and amortization.  The increase in depreciation and amortization reflects the effect of property acquisitions and improvements made to certain of our properties since January 1, 2012.  Depreciation and amortization increased $1,174 from properties acquired after September 30, 2012 and $4,587 from properties acquired during the 2012 period.   Depreciation and amortization at comparable properties decreased $443 due primarily to certain of our depreciable leasing related assets becoming fully depreciated in 2012 and 2013.

Acquisition related costs.  Acquisition related costs in the 2013 period include a $958 increase in the estimated fair value of additional consideration related to one of our 2012 acquisitions (see Note 3 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q) and, in both the 2013 and 2012 periods, legal and due diligence costs incurred in connection with our acquisition activity.

General and administrative.  The increase in general and administrative expenses primarily reflects the increase in business management fees due to our property acquisitions since January 1, 2012.

Interest and other income.  Interest and other income is essentially unchanged between periods.

Interest expense.  The decrease in interest expense reflects a lower average outstanding debt balance during the 2013 period compared to the 2012 period combined with a lower weighted average interest rate in 2013.

Equity in earnings of an investee.  Equity in earnings of an investee represents our proportionate share of earnings from our investment in AIC.

Income tax expense.  The decrease in income tax expense is primarily due to a decrease in our estimated 2013 state income tax liability when compared to our estimated 2012 state income tax liability.

Income (loss) from discontinued operations.  Income from discontinued operations reflects operating results of two properties sold during the three months ended March 31, 2013 and three properties held for sale as of September 30, 2013.  Income (loss) from discontinued operations for the nine months ended September 30, 2013 includes a $10,142 write down to estimated fair value for two of the three properties we classified as held for sale as of September 30, 2013 and a net gain of $8,168 realized from the sale of two properties in the 2013 period.

Net income.  Our net income increased as a result of the changes noted above.  On a per share basis, net income decreased as a result of our issuance of common shares pursuant to a public offering in 2012.

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

Our changes in cash flows for the nine months ended September 30, 2013 compared to the same period in 2012 were as follows: (i) cash provided by operating activities is essentially unchanged; (ii) cash used in investing activities decreased from $191,450 in 2012 to $32,453 in 2013; and (iii) cash provided by (used in) financing activities decreased from $108,887 in 2012 to ($52,446) in 2013.

Cash provided by operating activities for the nine month period ended September 30, 2013 as compared to the corresponding prior year period primarily reflects increased use of our working capital, offset by increased operating cash flow from our acquisitions of properties after January 1, 2012.  The decrease in cash used in investing activities for the nine month period ended September 30, 2013 as compared to the corresponding prior year period was due primarily to the acquisition of two properties during the 2013 period versus our acquisition of eight properties during the 2012 period and net proceeds received from our sale of two properties during the 2013 period.  The change in cash provided by (used in) financing activities for the nine month period ended September 30, 2013 as compared to the corresponding prior year period was due primarily to higher net borrowings during the 2012 period to fund acquisitions combined with an increase in distributions paid to common shareholders during the 2013 period.

Our Investment and Financing Liquidity and Resources (dollar amounts in thousands, except per share and per square foot amounts)

In order to fund acquisitions and to meet cash needs that may result from timing differences between our receipt of rents and our desire or need to make distributions or pay operating or capital expenses, we maintain a $550,000 unsecured revolving credit facility with a group of institutional lenders. The maturity date of our revolving credit facility is October 19, 2015 and, subject to the payment of an extension fee and meeting certain other conditions, includes an option for us to extend the stated maturity date of our revolving credit facility by one year to October 19, 2016. In addition, our revolving credit facility includes a feature under which maximum borrowings may be increased up to $1,100,000 in certain circumstances. Borrowings under our revolving credit facility bear interest at a rate of LIBOR plus a premium, which was 150 basis points as of September 30, 2013. We also pay a facility fee of 35 basis points per annum on the total amount of lending commitments under our revolving credit facility. Both the interest rate premium and the facility fee are subject to adjustment based upon changes to our credit ratings. We can borrow, repay and reborrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity. As of September 30, 2013, the interest rate payable on borrowings under our revolving credit facility was 1.7%, and the weighted average interest rate for borrowings under our revolving credit facility was 1.7% for both the three and nine months ended September 30, 2013. As of both September 30, 2013 and October 29, 2013, we had $69,000 outstanding under our revolving credit facility and $481,000 available to borrow under our revolving credit facility.

We also have a $350,000 unsecured term loan which matures on January 11, 2017 and is prepayable without penalty at any time.  The amount outstanding under our term loan bears interest at LIBOR plus a premium, which was 175 basis points as of September 30, 2013.  The interest rate premium is subject to adjustment based upon changes to our credit ratings.  We used the net proceeds of our term loan to repay amounts outstanding under our revolving credit facility and to fund general business activities.  As of September 30, 2013, the interest rate for the amount outstanding under our term loan was 1.9% and the weighted average interest rate for the amount outstanding under our term loan was 1.9%, for both the three and nine months ended September 30, 2013.

We currently expect to use cash balances, borrowings under our revolving credit facility, net proceeds from our property sales and net proceeds from offerings of equity or debt securities to fund our future operations, capital expenditures, distributions to our shareholders and any future property acquisitions.  When significant amounts are outstanding under our revolving credit facility or the maturity date of our revolving credit facility or our other debts approach, we intend to explore alternatives for repaying or refinancing such amounts. Such alternatives may include incurring additional term debt, issuing new equity securities, extending the maturity date of our revolving credit facility and entering into a new revolving credit facility.  Although we cannot provide assurance that we will be successful in consummating any particular type of financing, we believe that we will have access to financing, such as debt and equity offerings, to fund future acquisitions and capital expenditures and to pay our obligations. We currently have an effective shelf registration statement that allows us to issue public securities on an expedited basis, but it does not assure that there will be buyers for such securities.

Our ability to obtain, and the costs of, our future financings will depend primarily on market conditions and our creditworthiness. We have no control over market conditions. Potential investors and lenders likely will evaluate our ability to pay distributions to shareholders, fund required debt service and repay debts when they become due by reviewing our business practices and plans to balance our use of debt and equity capital so that our financial profile and leverage ratios afford us flexibility to withstand any reasonably anticipated adverse changes. We intend to conduct our business activities in a manner which will afford us reasonable access to capital for investment and financing activities, but we cannot provide assurance that we will be able to successfully carry out this intention.

On February 22, 2013, we paid a $0.43, or $23,497, per share distribution to our common shareholders. On May 24, 2013 we paid a $0.43, or $23,505, per share distribution to our common shareholders. On August 23, 2013, we paid a $0.43, or $23,510, per share distribution to our common shareholders.  We funded these distributions using cash on hand and borrowings under our revolving credit facility.  On October 9, 2013, we declared a distribution payable to common shareholders of record on October 25, 2013, in the amount of $0.43 per share, or $23,531.  We expect to pay this distribution on or about November 22, 2013 using cash on hand and borrowings under our revolving credit facility.

During the three and nine months ended September 30, 2013 and 2012, amounts capitalized at our properties, excluding properties classified as discontinued operations, for tenant improvements, leasing costs, building improvements and development and redevelopment activities were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Tenant improvements(1)	$3,783	$1,927	$6,182	$2,447
Leasing costs(2)	$891	$2,446	$3,016	$3,257
Building improvements(3)	$1,812	$752	$3,743	$1,535
Development, redevelopment and other activities(4)	$4,503	$2,195	$5,629	$3,787

(1)                                     Tenant improvements include capital expenditures used to improve tenants’ space or amounts paid directly to tenants to improve their space.

(2)                                     Leasing costs include leasing related costs, such as brokerage commissions and other tenant inducements.

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

Leases at our properties, excluding properties classified as discontinued operations, totaling 224,436 and 684,415 rentable square feet, respectively, expired during the three and nine months ended September 30, 2013.  During the three and nine months ended September 30, 2013, we entered into leases totaling 245,446 and 758,491 rentable square feet, respectively. The weighted (by rentable square feet) average rental rates for leases of 219,594 and 687,484 rentable square feet, respectively, entered into with government tenants during the three and nine months ended September 30, 2013 increased by 12.5% and 12.9%, respectively, when compared to the weighted (by rentable square feet) average prior rents for the same space or, in the case of space acquired vacant, market rental rates for similar space in the building at the date of acquisition. The weighted (by rentable square feet) average rental rates for leases of 25,852 and 71,007 rentable square feet, respectively, entered into with non-government tenants during the three and nine months ended September 30, 2013 decreased by 7.2% and increased by 12.6%, respectively, when compared to the weighted (by rentable square feet) average rental rates previously charged for the same space or, in the case of space acquired vacant, market rental rates for similar space in the building at the date of acquisition.

During the three months ended September 30, 2013, commitments made for expenditures, such as tenant improvements and leasing costs, in connection with leasing space at our properties, excluding properties classified as discontinued operations, were as follows:

	Government	Non-Government
	Leases	Leases	Total
Rentable square feet leased during the period	219,594	25,852	245,446
Tenant leasing costs and concession commitments(1)	$5,457	$867	$6,324
Tenant leasing costs and concession commitments per rentable square foot(1)	$24.85	$33.54	$25.77
Weighted average lease term (years)	8.1	5.6	7.8
Total leasing costs and concession commitments per rentable square foot per year(1)	$3.06	$6.01	$3.28

(1)	Includes commitments made for leasing expenditures and concessions, such as tenant improvements, leasing commissions, tenant reimbursements and free rent.

Off Balance Sheet Arrangements

As of September 30, 2013, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Debt Covenants (dollars in thousands)

Our principal debt obligations at September 30, 2013 were outstanding borrowings under our $550,000 revolving credit facility, our $350,000 term loan and four secured mortgage loans assumed in connection with certain of our acquisitions. Our mortgage loans are non-recourse and do not contain any material financial covenants. Our revolving credit facility agreement and our term loan agreement contain a number of covenants which restrict our ability to incur debts in excess of calculated amounts, restrict our ability to make distributions under certain circumstances and generally require us to maintain certain financial ratios. Our revolving credit facility agreement and our term loan agreement provide for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default or upon a change of control of us, including the termination of our business management agreement or property management agreement with RMR. We believe we were in compliance with all of our covenants under our revolving credit facility agreement and our term loan agreement at September 30, 2013.

Our revolving credit facility agreement and our term loan agreement contain cross default provisions, which are generally triggered upon default of any of our other debts of at least $25,000 or more that are recourse debts and to any other debts of $50,000 or more that are non-recourse debts.

Related Person Transactions (dollars in thousands)

We have relationships and historical and continuing transactions with our Trustees, our executive officers, RMR, CWH, AIC and other companies to which RMR provides management services and others affiliated with them.  For example, we have no employees and personnel and various services we require to operate our business are provided to us by RMR pursuant to management agreements; and RMR is owned by our Managing Trustees.  Also, as a further example, we have relationships with other companies to which RMR provides management services and which have trustees, directors and officers who are also trustees, directors or officers of ours or RMR, including CWH, which is our former parent and from which we have previously acquired properties that are majority leased to government tenants; and we, RMR, CWH and five other companies to which RMR provides management services each currently own 12.5% of AIC, and we and the other shareholders of AIC have property insurance in place providing $500,000 of coverage pursuant to an insurance program arranged by AIC and with respect to which AIC is a reinsurer of certain coverage amounts.  For further information about these and other such relationships and related person transactions, please see Note 9 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.  In addition, for more information about these transactions and relationships, please see elsewhere in this Quarterly Report on Form 10-Q, including “Warning Concerning Forward Looking Statements” in Part I, and our Annual Report, our definitive Proxy Statement for the Annual Meeting of Shareholders held on May 21, 2013, or our Proxy Statement, our Current Report on Form 8-K dated September 20, 2013, and our other filings with the Securities and Exchange Commission, or SEC, including Note 5 to our Consolidated Financial Statements included in our Annual Report, the sections captioned “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Related Person Transactions” and “Warning Concerning Forward Looking Statements” of our Annual Report and the section captioned “Related Person Transactions and Company Review of Such Transactions” and the information regarding our Trustees and executive officers in our Proxy Statement.  In addition, please see the section captioned “Risk Factors” of our Annual Report for a description of risks that may arise from these transactions and relationships.  Our filings with the SEC, including our Annual Report and our Proxy Statement, are available at the SEC’s website at www.sec.gov.  Copies of certain of our agreements with these related parties, including our business management agreement and property management agreement with RMR, various agreements we have entered with CWH and our shareholders agreement with AIC and its shareholders, are publicly available as exhibits to our public filings with the SEC and accessible at the SEC’s website.

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

At September 30, 2013, our outstanding fixed rate debt consisted of the following:

		Annual	Annual		Interest
	Principal	Interest	Interest		Payments
Debt	Balance(1)	Rate(1)	Expense(1)	Maturity	Due
Mortgage	$48,144	5.73%	$2,797	2015	Monthly
Mortgage	24,223	6.21%	1,525	2016	Monthly
Mortgage	9,221	7.00%	645	2019	Monthly
Mortgage	7,954	8.15%	648	2021	Monthly
	$89,542		$5,616

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

Our mortgages require principal and interest payments through maturity pursuant to amortization schedules. Because these debts bear interest at a fixed rate, changes in market interest rates during the term of these debts will not affect our interest obligations. If these debts were refinanced at interest rates which are 100 basis points higher or lower than shown above, our per annum interest cost would increase or decrease, respectively, by approximately $905.

Changes in market interest rates would affect the fair value of our fixed rate debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt. Based on the balances outstanding at September 30, 2013, and discounted cash flow analysis through the respective maturity dates, and assuming no other changes in factors that may affect the fair value of our fixed rate debt obligations, a hypothetical immediate 100 basis point increase in interest rates would decrease the fair value of those obligations by approximately $2,066, and a hypothetical immediate 100 basis point decrease in interest rates would increase the fair value of those obligations by approximately $2,390.

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

At September 30, 2013, our floating rate debt consisted of $69,000 outstanding under our $550,000 unsecured revolving credit facility and our $350,000 unsecured term loan. Our revolving credit facility matures in October 2015, and subject to our meeting certain conditions, including our payment of an extension fee, we have the option to extend the stated maturity by one year to October 2016. No principal repayments are required under our revolving credit facility or term loan prior to maturity, and prepayments under our revolving credit facility may be made, and redrawn subject to conditions, at any time without penalty. Borrowings under our revolving credit facility and term loan are in U.S. dollars and bear interest at a rate of LIBOR plus a premium that is subject to adjustment based upon changes to our credit ratings. Accordingly, we are vulnerable to changes in U.S. dollar based short term rates, specifically LIBOR. There have been recent governmental inquiries regarding the setting of LIBOR, which may result in changes to the process that could have the effect of increasing LIBOR. In addition, upon renewal or refinancing of our revolving credit facility or our term loan, we are vulnerable to increases in interest rate premiums due to market conditions or our perceived credit risk. Generally, a change in interest rates generally would not affect the value of our floating rate debt but would affect our operating results.

The following table presents the impact a 100 basis point increase in interest rates would have on our floating rate interest expense as of September 30, 2013:

	Impact of Changes in Interest Rates
		Outstanding	Total Interest	Annual Earnings
	Interest Rate(1)	Debt	Expense Per Year	Per Share Impact(2)

At September 30, 2013	1.9%	$419,000	$8,029	$0.15
100 bps increase	2.9%	$419,000	$12,277	$0.22

(1)                                     Weighted based on the respective interest rates and outstanding borrowings under our credit agreement and term loan as of September 30, 2013.

(2)                                     Based on the weighted average shares outstanding for the nine months ended September 30, 2013.

The following table presents the impact a 100 basis point increase in interest rates would have on our annual floating rate interest expense as of September 30, 2013 if we were fully drawn on our revolving credit facility and our term loan remained outstanding:

	Impact of Changes in Interest Rates
		Outstanding	Total Interest	Annual Earnings
	Interest Rate(1)	Debt	Expense Per Year	Per Share Impact(2)

At September 30, 2013	1.8%	$900,000	$16,243	$0.30
100 bps increase	2.8%	$900,000	$25,368	$0.46

(1)                                     Weighted based on the respective interest rates and outstanding borrowings under our credit agreement and term loan as of September 30, 2013 assuming we were fully drawn.

(2)                                     Based on the weighted average shares outstanding for the nine months ended September 30, 2013.

The foregoing tables show the impact of an immediate change in floating interest rates. If interest rates were to change gradually over time, the impact would be spread over time. Our exposure to fluctuations in floating interest rates will increase or decrease in the future with increases or decreases in the outstanding amount under our revolving credit facility, our term loan or other floating rate debt.

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

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•                  ACTS OF TERRORISM, OUTBREAKS OF SO CALLED PANDEMICS OR OTHER MANMADE OR NATURAL DISASTERS BEYOND OUR CONTROL.

FOR EXAMPLE:

•                  CONTINGENCIES IN OUR PENDING AND FUTURE ACQUISITION AGREEMENTS AND OUR FUTURE SALES AGREEMENTS MAY NOT BE SATISFIED AND COULD RESULT IN SUCH ACQUISITIONS AND SALES NOT OCCURRING OR BEING DELAYED, OR COULD RESULT IN THE TERMS OF THE TRANSACTIONS CHANGING. ALSO, WE MAY SELL PROPERTIES HELD FOR SALE AT AMOUNTS THAT ARE LESS THAN THEIR CURRENT CARRYING VALUE,

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

10.1

Overview of Restructuring of Business Management Agreement with Reit Management & Research LLC dated September 20, 2013. (Incorporated by reference to the Company’s Current Report on Form 8-K dated September 20, 2013.)

10.2

Second Amendment to Credit Agreement, dated as of August 27, 2013, among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and each of the other financial institutions party thereto. (Incorporated by reference to the Company’s Current Report on Form 8-K dated August 27, 2013).

10.3

First Amendment to Term Loan Agreement, dated as of August 27, 2013, among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and each of the other financial institutions party thereto. (Incorporated by reference to the Company’s Current Report on Form 8-K dated August 27, 2013).

10.4	Form of Restricted Share Agreement. (Filed herewith.)

31.1	Rule 13a-14(a) Certification. (Filed herewith.)

31.2	Rule 13a-14(a) Certification. (Filed herewith.)

31.3	Rule 13a-14(a) Certification. (Filed herewith.)

31.4	Rule 13a-14(a) Certification. (Filed herewith.)

32.1	Section 1350 Certification. (Furnished herewith.)

101.1

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income and Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements, tagged as blocks of text and in detail. (Filed herewith.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOVERNMENT PROPERTIES INCOME TRUST

By:	/s/ David M. Blackman
David M. Blackman
President and Chief Operating Officer
Dated: October 29, 2013

By:	/s/ Mark L. Kleifges
Mark L. Kleifges
Treasurer and Chief Financial Officer
(principal financial and accounting officer)
Dated: October 29, 2013