Form 10-K
period 2013-12-31
Government Properties Income Trust
filed 2014-02-19
CIK 1456772

Use these links to rapidly review the document
Table of Contents
PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the voting common shares of beneficial ownership, $.01 par value, or common shares, of the registrant held by non-affiliates was $1,375,020,389 based on the $25.22 closing price per common share on the New York Stock Exchange on June 28, 2013. For purposes of this calculation, an aggregate of 153,087 common shares, held directly by, or by affiliates of, the trustees and the officers of the registrant have been included in the number of common shares held by affiliates.

         Number of the registrant's common shares outstanding as of February 19, 2014: 54,725,362.

         References in this Annual Report on Form 10-K to the "Company", "GOV", "we", "us" or "our" mean Government Properties Income Trust and its consolidated subsidiaries, unless the context indicates otherwise.

DOCUMENTS INCORPORATED BY REFERENCE

         Certain information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated by reference to our definitive Proxy Statement for the 2014 Annual Meeting of Shareholders, or our definitive Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 2013.

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
  THE CREDIT QUALITIES OF OUR TENANTS,

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

  •
  OUR EXPECTATIONS REGARDING DEMAND FOR LEASED SPACE BY THE U.S. GOVERNMENT AND STATE AND LOCAL GOVERNMENTS,

  •
  OUR ABILITY TO RAISE EQUITY OR DEBT CAPITAL,

  •
  OUR ABILITY TO PAY INTEREST ON AND PRINCIPAL OF OUR DEBT,

  •
  OUR TAX STATUS AS A REAL ESTATE INVESTMENT TRUST, OR REIT,

  •
  OUR EXPECTATION THAT WE WILL BENEFIT FINANCIALLY BY PARTICIPATING IN AFFILIATES INSURANCE COMPANY, OR AIC, WITH REIT MANAGEMENT & RESEARCH LLC, OR RMR, AND COMPANIES TO WHICH RMR PROVIDES MANAGEMENT SERVICES, AND

  •
  OTHER MATTERS.

        OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY OUR FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS. FACTORS THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FORWARD LOOKING STATEMENTS AND UPON OUR BUSINESS, RESULTS OF OPERATIONS, FINANCIAL CONDITION, FUNDS FROM OPERATIONS, OR FFO, NORMALIZED FFO, NET OPERATING

INCOME, OR NOI, CASH FLOWS, LIQUIDITY AND PROSPECTS INCLUDE, BUT ARE NOT LIMITED TO:

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

  •
  ACTS OF TERRORISM, OUTBREAKS OF SO CALLED PANDEMICS OR OTHER MANMADE OR NATURAL DISASTERS BEYOND OUR CONTROL.

FOR EXAMPLE:

  •
  THIS ANNUAL REPORT ON FORM 10-K STATES THAT WE ENTERED AGREEMENTS TO PURCHASE TWO PROPERTIES. THESE TRANSACTIONS ARE SUBJECT TO CLOSING CONDITIONS TYPICAL OF COMMERCIAL REAL ESTATE TRANSACTIONS AND LENDER APPROVAL OF OUR ASSUMPTION OF MORTGAGE DEBT. THESE CONDITIONS MAY NOT BE MET. AS A RESULT, THESE TRANSACTIONS MAY NOT OCCUR, MAY BE DELAYED OR THEIR TERMS MAY CHANGE,

  •
  THIS ANNUAL REPORT ON FORM 10-K STATES THAT WE HAVE THREE PROPERTIES CLASSIFIED AS HELD FOR SALE AS OF DECEMBER 31, 2013 AND THAT THE AGGREGATE NET BOOK VALUE OF THESE PROPERTIES TOTALED $25.6 MILLION. AN IMPLICATION OF THOSE STATEMENTS MAY BE THAT WE WILL SELL THOSE PROPERTIES FOR AT LEAST $25.6 MILLION. HOWEVER, WE MAY NOT BE ABLE TO SELL ANY OF THOSE PROPERTIES OR MAY SELL THE PROPERTIES AT AMOUNTS THAT ARE LESS THAN THEIR CURRENT CARRYING VALUES,

  •
  THIS ANNUAL REPORT ON FORM 10-K STATES THAT WE ENTERED AGREEMENTS TO SELL TWO OF THE PROPERTIES CLASSIFIED AS HELD FOR SALE. THESE TRANSACTIONS ARE SUBJECT TO VARIOUS TERMS AND CONDITIONS TYPICAL OF COMMERCIAL REAL ESTATE TRANSACTIONS. THESE TERMS AND CONDITIONS MAY NOT BE MET. AS A RESULT, THESE TRANSACTIONS MAY NOT OCCUR, MAY BE DELAYED OR THEIR TERMS MAY CHANGE,

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

  •
  WE MAY BE UNABLE TO REPAY OUR DEBT OBLIGATIONS WHEN THEY BECOME DUE, AND

  •
  THIS ANNUAL REPORT ON FORM 10-K STATES THAT WE BELIEVE THAT OUR CONTINUING RELATIONSHIPS WITH RMR, AIC AND THEIR AFFILIATED AND RELATED PERSONS AND ENTITIES MAY BENEFIT US AND PROVIDE US WITH COMPETITIVE ADVANTAGES IN OPERATING AND GROWING OUR BUSINESS. THE ADVANTAGES WE BELIEVE WE MAY REALIZE FROM THESE RELATIONSHIPS MAY NOT MATERIALIZE.

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

v

GOVERNMENT PROPERTIES INCOME TRUST
2013 FORM 10-K ANNUAL REPORT

 PART I

Item 1.    Business

        The Company.    We were organized as a real estate investment trust, or REIT, under Maryland law in February 2009 as a wholly owned subsidiary of CommonWealth REIT, or CWH. CWH is a REIT listed on the New York Stock Exchange, or the NYSE, which primarily owns office properties. We were organized to concentrate the ownership of certain CWH properties that were majority leased to government tenants and to expand such investments. In June 2009, we completed our initial public offering, or IPO. In March 2013, CWH sold all of our common shares it owned in a public offering.

        As of December 31, 2013, we owned 68 properties (87 buildings), excluding three properties (three buildings) classified as discontinued operations, with an undepreciated carrying value, of approximately $1.6 billion, and a depreciated carrying value of approximately $1.4 billion. These 68 properties have approximately 10.3 million rentable square feet.

        Our principal executive offices are located at Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts 02458-1634, and our telephone number is (617) 219-1440.

        Our Business Plan.    Our business plan is to maintain our properties, seek to extend or enter new leases as leases expire, enter into new leases for our vacant space, selectively acquire additional properties that are majority leased to government tenants, selectively dispose of properties when we determine that our continued ownership will not achieve desired returns or if the opportunity costs for continuing to own those properties exceed our expected returns for those properties and pay distributions to our shareholders. As our current leases expire, we will attempt to renew our leases with existing tenants or to enter into leases with new tenants; in both circumstances at rents equal to or higher than the rents we now receive. Our ability to renew leases with our existing tenants or to enter into new leases with new tenants and the rents we are able to charge will depend in large part upon market conditions which are generally beyond our control. Our historical experience is that government tenants frequently renew leases to avoid the costs and disruptions that may result from relocating government operations.

        Our Growth Strategy.    Our growth strategy with regard to our current properties is to attempt to increase the rents we receive from these properties. To achieve rent increases we may invest in our properties to make improvements requested by existing tenants or to induce lease renewals or new tenant leases when our current leases expire or vacant space is leased. However, as noted above, our ability to maintain or increase the rents we receive from our current properties will depend in large part upon market conditions which are beyond our control.

        In addition to the growth strategy applicable to our current properties, we expect to acquire additional properties that are majority leased to government tenants. We believe that the U.S. Government and state and local governments lease significant amounts of office space. Additionally, we believe that budgetary pressures may cause an increased demand for leased space by government tenants, as opposed to new buildings built on behalf of government tenants. However, these same budgetary pressures could also result in a decrease in government sector employment, government tenants improving their space utilization or consolidation into government owned properties, thereby reducing the demand for government leased space. We expect to acquire additional properties primarily for purposes of realizing income from the operations of those properties.

        In evaluating potential investments, we consider various factors including the following:

  •
  the historic and projected rents received and likely to be received from the property;

  •
  the historic and expected operating expenses, including real estate taxes, incurred and expected to be incurred at the property;

  •
  the growth, tax and regulatory environments of the markets in which the property is located;

  •
  the quality and credit worthiness of the property's tenants and how essential the occupant's mission is to the tenant;

  •
  occupancy, demand for similar properties in the same or nearby markets;

  •
  the tenant's utilization of the leased space in the building and the likelihood of tenants renewing at lease expiration;

  •
  the construction quality, physical condition and design of the property and expected capital expenditures that may be needed to be made to the property;

  •
  the estimated replacement cost of the property;

  •
  our cost of capital;

  •
  the location and type of property; and

  •
  the pricing of comparable properties as evidenced by recent arm's length market sales.

        From time to time, we consider the sale of properties or investments. However, we generally consider ourselves to be a long term investor and are more interested in the long term earnings potential of our properties than selling properties for short term gains. We make disposition decisions based on a number of factors including, but not limited to, the following:

  •
  whether the property is leased and the expected cost and required time to re-lease the property;

  •
  our expectation regarding tenant lease renewals or the likelihood of finding a replacement tenant;

  •
  our evaluation of future rent for the property relative to leasing costs;

  •
  the strategic fit of the property or investment with the rest of our portfolio;

  •
  the proposed sale price; and

  •
  the existence of alternative sources, uses or needs for capital.

        Our Board of Trustees may change our investment policies at any time without a vote of our shareholders.

        Although we have no current intention to do so, we could in the future adopt policies with respect to investments in real estate mortgages or securities of other persons, including persons engaged in real estate activities.

        Financing Policies.    To qualify for taxation as a REIT under the Internal Revenue Code of 1986, as amended, or the IRC, we must distribute at least 90% of our annual REIT taxable income (excluding capital gains) and satisfy a number of organizational and operational requirements. Accordingly, we generally will not be able to retain sufficient cash from operations to repay our debts, invest in our properties or fund acquisitions. Instead, we expect to repay our debts, invest in our properties and fund acquisitions by borrowing and issuing equity securities or using retained cash from operations which may exceed our distributions. We currently have a $550 million unsecured revolving credit facility, or our revolving credit facility, which is guaranteed by most of our subsidiaries, that we use for working capital and general business purposes and to fund acquisitions. As we have utilized our revolving credit facility, we have refinanced or reduced amounts outstanding under this facility with term debt or equity issuances and we expect to continue this practice in the future. We will decide when and whether to issue new debt or equity depending upon market conditions. Because our ability to raise capital may depend, in large part, upon market conditions, we can provide no assurance that we will be able to raise sufficient capital to repay our debt or to fund our growth strategy.

        We have not in the past, but we may in the future, invest in the securities of other issuers for the purpose of exercising control, issue senior securities, make loans to other persons, engage in the sale of investments, offer securities in exchange for property or repurchase or reacquire our securities.

        Although there are no limitations in our organizational documents on the amount of indebtedness we may incur, the borrowing limitations established by the covenants in our revolving credit facility and our $350 million unsecured term loan, or our term loan, currently prohibit us from maintaining a debt to total asset value, as defined, of greater than 60%. However, we may seek to amend these covenants or seek replacement financings with less restrictive covenants. We currently intend to pursue our growth strategy while limiting our debt to no more than 50% of our total book capitalization. We may from time to time reevaluate and modify our financing policies in light of then current market conditions, relative availability and costs of debt and equity capital, the changing values of properties, growth and acquisition opportunities and other factors, and we may increase or decrease our ratio of debt to total capitalization. Our Board of Trustees may change our financing policies at any time without a vote of our shareholders.

        Manager.    Our day to day operations are conducted by Reit Management & Research LLC, or RMR. RMR originates and presents investment and divestment opportunities to our Board of Trustees and provides management and administrative services to us. RMR is a Delaware limited liability company beneficially owned by Barry M. Portnoy and Adam D. Portnoy, our Managing Trustees. RMR has a principal place of business at Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts, 02458-1634, and its telephone number is (617) 796-8390. RMR also acts as the manager to CWH, Hospitality Properties Trust, or HPT, Senior Housing Properties Trust, or SNH, and Select Income REIT, or SIR, and provides management and other services to other private and public companies, including Five Star Quality Care, Inc., or FVE, TravelCenters of America LLC, or TA, and Sonesta International Hotels Corporation, or Sonesta. Barry M. Portnoy is the Chairman of RMR, and its other directors are Adam D. Portnoy, Gerard M. Martin and David J. Hegarty. As of the date of this Annual Report on Form 10-K, the executive officers of RMR are: Adam D. Portnoy, President and Chief Executive Officer; David M. Blackman, Executive Vice President; Jennifer B. Clark, Executive Vice President and General Counsel; David J. Hegarty, Executive Vice President and Secretary; Mark L. Kleifges, Executive Vice President; Bruce J. Mackey Jr., Executive Vice President; John G. Murray, Executive Vice President; Thomas M. O'Brien, Executive Vice President; John C. Popeo, Executive Vice President; William J. Sheehan, Executive Vice President; Ethan S. Bornstein, Senior Vice President; Richard A. Doyle, Senior Vice President; Paul V. Hoagland, Senior Vice President; Matthew P. Jordan, Senior Vice President, Treasurer and Chief Financial Officer; David M. Lepore, Senior Vice President; Andrew J. Rebholz, Senior Vice President; and Mark R. Young, Senior Vice President. David M. Blackman and Mark L. Kleifges are also our executive officers. Mr. Adam Portnoy was also our President from our formation in 2009 until January 2011 when David Blackman became our President. Messrs. Blackman and Kleifges are our executive officers and they and other executive officers of RMR also serve as officers of other companies to which RMR provides management services.

        Employees.    We have no employees. Services which would otherwise be provided by employees are provided by RMR and by our Managing Trustees and officers. As of February 19, 2014, RMR had approximately 850 full time employees in its headquarters and regional offices located throughout the United States.

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

        Environmental Matters.    Under various laws, owners as well as tenants and operators of real estate may be required to investigate and clean up or remove hazardous substances present at or migrating from properties they own, lease or operate and may be held liable for property damage or personal injuries that result from hazardous substances. These laws also expose us to the possibility that we may become liable to governmental agencies or third parties for costs and damages they incur in connection with hazardous substances. Since our formation, it has been our practice to obtain and review "Phase I" environmental surveys prior to our acquisition of properties in order to assess the possible presence of and cost of removing hazardous substances. Certain of our buildings contain asbestos. We believe any asbestos in our buildings is contained in accordance with current regulations, and we have no current plans to remove it. If we remove the asbestos or renovate or demolish these properties, certain environmental regulations govern the manner in which the asbestos must be handled and removed. We do not believe that there are environmental conditions at any of our properties that have had or will have a material adverse effect on us. However, no assurances can be given that conditions are not present at our properties or that costs we may be required to incur in the future to remediate contamination will not have a material adverse effect on our business or financial condition. For more information, see "Risk Factors—Risks Related to Our Business—Ownership of real estate is subject to environmental and climate change risks."

        In recent years, in reaction to the Energy Policy Act of 2005, the U.S. Government has instituted "green lease" policies which include the "Promotion of Energy Efficiency and Use of Renewable Energy" as one of the factors it considers when leasing property. The Energy Independence and Security Act of 2007 also allows the General Services Administration, or GSA, to give preference to buildings for lease that have received an "Energy Star" label. The Energy Star Partner program is a joint program of the U.S. Environmental Protection Agency and the U.S. Department of Energy which is focused on promoting energy efficiency and sustainability at commercial properties. Buildings that reach a specified level of energy efficiency may receive the Energy Star label. As of December 31, 2013, 45 of our buildings with an aggregate of 6,256,264 rentable square feet (51.7% and 60.6% of our total buildings and total rentable square feet, respectively) have qualified for Energy Star labels.

        The U.S. Government's "green lease" policies also permits government tenants to require leadership in energy and environmental design, or LEED®, certification in selecting new premises or renewing leases at existing premises. The LEED® certification program is administered by the U.S. Green Building Council, a nonprofit organization focused on promoting energy efficiency at commercial properties. Buildings that reach a specified level of energy efficiency may receive a LEED® certificate. As of December 31, 2013, we have received LEED® certificates for 10 of our buildings with an aggregate of 1,441,731 rentable square feet (11.5% and 14.0% of our total buildings and total rentable square feet, respectively).

        We and our manager, RMR, continuously study ways to improve the energy efficiency at our properties. RMR is also a member of the Energy Star Partner program and a member of the U.S. Green Building Council. However, obtaining additional Energy Star labels and/or LEED® certificates at our properties may be costly and time consuming, and we have not yet determined whether it will make economic sense to do so. For more information, see "Risk Factors—Risks Related to Our Business—The U.S. Government's "green lease" policies may adversely affect us."

        Other Matters.    Legislative and regulatory developments may occur at the federal, state and local levels that have direct or indirect impact on the ownership, leasing and operation of our properties. We may need to make expenditures, to the extent these costs are not paid by our tenants, due to changes in government regulations, or the application of such regulations to our properties, including the Americans with Disabilities Act, fire and safety regulations, building codes, land use regulations or environmental regulations on containment, abatement or removal.

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

FEDERAL INCOME TAX CONSIDERATIONS

        The following summary of United States federal income tax considerations is based on existing law, and is limited to investors who own our shares as investment assets rather than as inventory or as property used in a trade or business. The summary does not discuss all of the particular tax consequences that might be relevant to you if you are subject to special rules under federal income tax law, for example if you are:

  •
  a bank, insurance company or other financial institution;

  •
  a regulated investment company or REIT;

  •
  a subchapter S corporation;

  •
  a broker, dealer or trader in securities or foreign currency;

  •
  a person who marks-to-market our shares;

  •
  a person who has a functional currency other than the United States dollar;

  •
  a person who acquires our shares in connection with employment or other performance of services;

  •
  a person subject to alternative minimum tax;

  •
  a person who owns our shares as part of a straddle, hedging transaction, constructive sale transaction, constructive ownership transaction or conversion transaction;

  •
  a United States expatriate; or

  •
  except as specifically described in the following summary, a trust, estate, tax-exempt entity or foreign person.

        The sections of the IRC that govern the federal income tax qualification and treatment of a REIT and its shareholders are complex. This presentation is a summary of applicable IRC provisions, related rules and regulations and administrative and judicial interpretations, all of which are subject to change, possibly with retroactive effect. Future legislative, judicial or administrative actions or decisions could also affect the accuracy of statements made in this summary. We have not received a ruling from the United States Internal Revenue Service, or the IRS, with respect to any matter described in this summary, and we cannot assure you that the IRS or a court will agree with all of the statements made in this summary. The IRS or a court could, for example, take a different position from that described in this summary with respect to our acquisitions, operations, restructurings or other matters, which, if successful, could result in significant tax liabilities for applicable parties. In addition, this summary is not exhaustive of all possible tax consequences, and does not discuss any estate, gift, state, local or foreign tax consequences. For all these reasons, we urge you and any prospective acquiror of our shares to consult with a tax advisor about the federal income tax and other tax consequences of the acquisition, ownership and disposition of our shares. Our intentions and beliefs described in this summary are based upon our understanding of applicable laws and regulations that are in effect as of the date of this Annual Report on Form 10-K. If new laws or regulations are enacted which impact us directly or indirectly, we may change our intentions or beliefs.

        Your federal income tax consequences may differ depending on whether or not you are a "U.S. shareholder." For purposes of this summary, a "U.S. shareholder" is a beneficial owner of our shares who is:

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

  •
  an estate the income of which is subject to federal income taxation regardless of its source; or

  •
  a trust if a court within the United States is able to exercise primary supervision over the administration of the trust and one or more United States persons have the authority to control all substantial decisions of the trust, or, to the extent provided in Treasury regulations, a trust in existence on August 20, 1996 that has elected to be treated as a domestic trust;

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

Taxation as a REIT

        We have elected to be taxed as a REIT under Sections 856 through 860 of the IRC, commencing with our taxable year ended December 31, 2009. Our REIT election, assuming continuing compliance with the then applicable qualification tests, will continue in effect for subsequent taxable years. Although no assurance can be given, we believe that we have been organized and have operated, and will continue to be organized and to operate, in a manner that qualified and will continue to qualify us to be taxed under the IRC as a REIT.

        As a REIT, we generally are not subject to federal income tax on our net income distributed as dividends to our shareholders. Distributions to our shareholders generally are included in their income as dividends to the extent of our current or accumulated earnings and profits. Our dividends are not generally entitled to the preferential tax rates on qualified dividend income, but a portion of our dividends may be treated as capital gain dividends or as qualified dividend income, all as explained below. No portion of any of our dividends is eligible for the dividends received deduction for corporate shareholders. Distributions in excess of current or accumulated earnings and profits generally are treated for federal income tax purposes as returns of capital to the extent of a recipient shareholder's basis in our shares, and will reduce this basis. Our current or accumulated earnings and profits are generally allocated first to distributions made on our preferred shares, of which there are none outstanding at this time, and thereafter to distributions made on our common shares. For all these purposes, our distributions include both cash distributions and any in kind distributions of property that we might make.

        Our counsel, Sullivan & Worcester LLP, has provided to us an opinion that we have been organized and have qualified as a REIT under the IRC for our 2009 through 2013 taxable years, and that our current investments and current and anticipated plan of operation will enable us to continue to meet the requirements for qualification and taxation as a REIT under the IRC. Our counsel's opinions are conditioned upon the assumption that our leases, our declaration of trust and all other legal documents to which we are or have been a party have been and will be complied with by all parties to those documents, upon the accuracy and completeness of the factual matters described in this Annual Report on Form 10-K and upon representations made by us as to certain factual matters relating to our organization and operations and our expected manner of operation. If this assumption or a representation is inaccurate or incomplete, our counsel's opinions may be adversely affected and may not be relied upon. The opinions of our counsel are based upon the law as it exists today, but the law may change in the future, possibly with retroactive effect. Given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, and the possibility of future changes in our circumstances, no assurance can be given by Sullivan & Worcester LLP or us that we will qualify as or be taxed as a REIT for any particular year. Any opinion of Sullivan & Worcester LLP as to our qualification or taxation as a REIT will be expressed as of the date issued. Our counsel will have no obligation to advise us or our shareholders of any subsequent change in the matters stated, represented or assumed or of any subsequent change in the applicable law. Also, the opinions of our counsel are not binding on either the IRS or a court, and either could take a position different from that expressed by our counsel.

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

  •
  If we acquire an asset from a corporation in a transaction in which our basis in the asset is determined by reference to the basis of the asset in the hands of a present or former C corporation, and if we subsequently recognize gain on the disposition of this asset during a specified period (generally 10 years) beginning on the date on which the asset ceased to be owned by the C corporation, then we will pay tax at the highest regular corporate tax rate, which is currently 35%, on the lesser of the excess of the fair market value of the asset over the C corporation's basis in the asset on the date the asset ceased to be owned by the C corporation, or the gain we recognize in the disposition.

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

  •
  If and to the extent we invest in properties in foreign jurisdictions, our income from those properties will generally be subject to tax in those jurisdictions. If we continue to operate as we do, then we will distribute all of our taxable income to our shareholders such that we will generally not pay federal income tax. As a result, we cannot recover the cost of foreign income taxes imposed on our foreign investments by claiming foreign tax credits against our federal income tax liability. Also, as a REIT, we cannot pass through to our shareholders any foreign tax credits.

        If we fail to qualify as a REIT or elect not to qualify as a REIT, then we will be subject to federal income tax in the same manner as a regular C corporation. Further, as a regular C corporation, distributions to our shareholders will not be deductible by us, nor will distributions be required under the IRC. Also, to the extent of our current and accumulated earnings and profits, all distributions to our shareholders will generally be taxable as ordinary dividends potentially eligible for the preferential tax rates discussed below in "Taxation of U.S. Shareholders" and, subject to limitations in the IRC, will be potentially eligible for the dividends received deduction for corporate shareholders. Finally, we will generally be disqualified from qualification as a REIT for the four taxable years following the taxable year in which the termination is effective. Our failure to qualify as a REIT for even one year could result in reduction or elimination of distributions to our shareholders, or in our incurring substantial indebtedness or liquidating substantial investments in order to pay the resulting corporate-level taxes. The IRC provides relief provisions under which we might avoid automatically ceasing to be a REIT for failure to meet specified REIT requirements, all as discussed in more detail below.

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

        Section 856(b) of the IRC provides that conditions (1) through (4) must be met during the entire taxable year and that condition (5) must be met during at least 335 days of a taxable year of 12 months, or during a proportionate part of a taxable year of less than 12 months. Section 856(h)(2) of the IRC provides that neither condition (5) nor (6) need to have been met during our first taxable year as a REIT. We believe that we have met conditions (1) through (7) during each of the requisite periods ending on or before the close of our most recently completed taxable year, and that we will continue to meet these conditions in future taxable years. There can, however, be no assurance in this regard.

        By reason of condition (6), we will fail to qualify as a REIT for a taxable year if at any time during the last half of a year (except for our first taxable year as a REIT) more than 50% in value of our outstanding shares is owned directly or indirectly by five or fewer individuals. To help comply with condition (6), our declaration of trust restricts transfers of our shares that would otherwise result in concentrated ownership positions. In addition, if we comply with applicable Treasury regulations to ascertain the ownership of our outstanding shares and do not know, or by exercising reasonable diligence would not have known, that we failed condition (6), then we will be treated as having met condition (6). However, our failure to comply with these regulations for ascertaining ownership may result in a penalty of $25,000, or $50,000 for intentional violations. Accordingly, we have complied and will continue to comply with these regulations, including requesting annually from record holders of significant percentages of our shares information regarding the ownership of our shares. Under our declaration of trust, our shareholders are required to respond to these requests for information. A shareholder who fails or refuses to comply with the request is required by Treasury regulations to submit a statement with its federal income tax return disclosing its actual ownership of our shares and other information.

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

        The IRC provides that we will not automatically fail to be a REIT if we do not meet conditions (1) through (6), provided we can establish that such failure was due to reasonable cause and not due to willful neglect. Each such excused failure will result in the imposition of a $50,000 penalty instead of REIT disqualification. It is impossible to state whether in all circumstances we would be entitled to the benefit of this relief provision. This relief provision applies to any failure of the applicable conditions, even if the failure first occurred in a prior taxable year.

        Our Wholly Owned Subsidiaries and Our Investments Through Partnerships.    Except in respect of taxable REIT subsidiaries as discussed below, Section 856(i) of the IRC provides that any corporation, 100% of whose stock is held by a REIT and its disregarded subsidiaries, is a qualified REIT subsidiary and shall not be treated as a separate corporation. The assets, liabilities and items of income, deduction and credit of a qualified REIT subsidiary are treated as the REIT's. We believe that each of our direct and indirect wholly owned subsidiaries, other than the taxable REIT subsidiaries discussed below, will be either a qualified REIT subsidiary within the meaning of Section 856(i) of the IRC, or a noncorporate entity that for federal income tax purposes is not treated as separate from its owner under Treasury regulations issued under Section 7701 of the IRC. Thus, except for the taxable REIT subsidiaries discussed below, in applying all the federal income tax REIT qualification requirements described in this summary, all assets, liabilities and items of income, deduction and credit of our direct and indirect wholly owned subsidiaries are treated as ours.

        We may invest in real estate through one or more entities that are treated as partnerships for federal income tax purposes, including limited or general partnerships, limited liability companies or foreign entities. In the case of a REIT that is a partner in a partnership, Treasury regulations provide that, for purposes of the REIT qualification requirements regarding income and assets discussed below, the REIT is deemed to own its proportionate share of the assets of the partnership corresponding to the REIT's proportionate capital interest in the partnership and is deemed to be entitled to the income of the partnership attributable to this proportionate share. In addition, for these purposes, the character of the assets and items of gross income of the partnership generally remains the same in the hands of the REIT. Accordingly, our proportionate share of the assets, liabilities, and items of income of each partnership in which we become a partner is treated as ours for purposes of the income tests and asset tests discussed below. In contrast, for purposes of the distribution requirement discussed below, we would take into account as a partner our share of the partnership's income as determined under the general federal income tax rules governing partners and partnerships under Sections 701 through 777 of the IRC.

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

  (1)
  be a corporation (other than a REIT) for federal income tax purposes in which we directly or indirectly own shares;

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

        In addition, any corporation (other than a REIT) in which a taxable REIT subsidiary directly or indirectly owns more than 35% of the voting power or value of the outstanding securities of such corporation will automatically be treated as a taxable REIT subsidiary. Subject to the discussion below, we believe that we and each of our taxable REIT subsidiaries have complied with, and will continue to comply with, on a continuous basis, the requirements for taxable REIT subsidiary status at all times during which the subsidiary's taxable REIT subsidiary election is reported as being in effect, and we believe that the same will be true for any taxable REIT subsidiary that we later form or acquire.

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

        Restrictions are imposed on taxable REIT subsidiaries to ensure that they will be subject to an appropriate level of federal income taxation. For example, a taxable REIT subsidiary may not deduct interest paid in any year to an affiliated REIT to the extent that the interest payments exceed, generally, 50% of the taxable REIT subsidiary's adjusted taxable income for that year. However, the taxable REIT subsidiary may carry forward the disallowed interest expense to a succeeding year, and deduct the interest in that later year subject to that year's 50% adjusted taxable income limitation. In addition, if a taxable REIT subsidiary pays interest, rent or other amounts to its affiliated REIT in an amount that exceeds what an unrelated third party would have paid in an arm's length transaction, then the REIT generally will be subject to an excise tax equal to 100% of the excessive portion of the payment. Finally, if in comparison to an arm's length transaction, a tenant has overpaid rent to the REIT in exchange for underpaying the taxable REIT subsidiary for services rendered, and if the REIT has not adequately compensated the taxable REIT subsidiary for services provided to or on behalf of a tenant, then the REIT may be subject to an excise tax equal to 100% of the undercompensation to the taxable REIT subsidiary. There can be no assurance that arrangements involving our taxable REIT subsidiaries will not result in the imposition of one or more of these deduction limitations or excise taxes, but we do not believe that we or our taxable REIT subsidiaries are or will be subject to these impositions.

        Income Tests.    There are two gross income requirements for qualification as a REIT under the IRC:

  •
  At least 75% of our gross income (excluding: (a) gross income from sales or other dispositions of property held primarily for sale; (b) any income arising from "clearly identified" hedging transactions that we enter into to manage interest rate or price changes or currency fluctuations with respect to borrowings we incur to acquire or carry real estate assets; (c) any income arising from "clearly identified" hedging transactions that we enter into primarily to manage risk of currency fluctuations relating to any item that qualifies under the 75% or 95% gross income tests (or any property that generates such income or gain); (d) real estate foreign exchange gain (as defined in Section 856(n)(2) of the IRC); and (e) income from the repurchase or discharge of indebtedness) must be derived from investments relating to real property, including "rents from real property" as defined under Section 856 of the IRC, interest and gain from mortgages on real property or on interests in real property, income and gain from foreclosure property, gain from the sale or other disposition of real property other than dealer property, or dividends and gain from shares in other REITs. When we receive new capital in exchange for our shares or in a public offering of five-year or longer debt instruments, income attributable to the temporary investment of this new capital in stock or a debt instrument, if received or accrued within one year of our receipt of the new capital, is generally also qualifying income under the 75% gross income test.

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

  •
  Rents do not qualify if the REIT owns 10% or more by vote or value of the tenant, whether directly or after application of attribution rules. While we intend not to lease property to any party if rents from that property would not qualify as rents from real property, application of the 10% ownership rule is dependent upon complex attribution rules and circumstances that may be beyond our control. For example, an unaffiliated third party's ownership directly or by attribution of 10% or more by value of our shares, as well as an ownership position in the stock of one of our tenants which, when added to our own ownership position in that tenant, totals 10% or more by vote or value of the stock of that tenant, would result in that tenant's rents not qualifying as rents from real property. Our declaration of trust disallows transfers or purported acquisitions, directly or by attribution, of our shares to the extent necessary to maintain our REIT status under the IRC. Nevertheless, there can be no assurance that these provisions in our declaration of trust will be effective to prevent our REIT status from being jeopardized under the 10% affiliated tenant rule. Furthermore, there can be no assurance that we will be able to monitor and enforce these restrictions, nor will our shareholders necessarily be aware of ownership of shares attributed to them under the IRC's attribution rules.

  •
  There is a limited exception to the above prohibition on earning "rents from real property" from a 10% affiliated tenant where the tenant is a taxable REIT subsidiary. If at least 90% of the leased space of a property is leased to tenants other than taxable REIT subsidiaries and 10% affiliated tenants, and if the taxable REIT subsidiary's rent for space at that property is substantially comparable to the rents paid by nonaffiliated tenants for comparable space at the property, then otherwise qualifying rents paid by the taxable REIT subsidiary to the REIT will not be disqualified on account of the rule prohibiting 10% affiliated tenants.

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

We believe that all or substantially all of our rents have qualified and will qualify as rents from real property for purposes of Section 856 of the IRC.

        In order to qualify as mortgage interest on real property for purposes of the 75% test, interest must derive from a mortgage loan secured by real property with a fair market value at the time the loan is made (reduced by any senior liens on the property) at least equal to the amount of the loan. If the amount of the loan exceeds the fair market value of the real property (as so reduced by senior liens), the interest will be treated as interest on a mortgage loan in a ratio equal to the ratio of the fair market value of the real property (as so reduced by senior liens) to the total amount of the mortgage loan.

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

        Other than sales of foreclosure property, any gain we realize on the sale of property held as inventory or other property held primarily for sale to customers in the ordinary course of business will be treated as income from a prohibited transaction that is subject to a penalty tax at a 100% rate. This prohibited transaction income also may adversely affect our ability to satisfy the 75% and 95% gross income tests for federal income tax qualification as a REIT. Whether property is held as inventory or primarily for sale to customers in the ordinary course of a trade or business is a question of fact that depends on all the facts and circumstances surrounding the particular transaction. We therefore cannot provide assurances as to whether or not the IRS might successfully assert that one or more of our dispositions is subject to the 100% penalty tax. Sections 857(b)(6)(C) and (E) of the IRC provide a safe harbor pursuant to which limited sales of real property held at least two years and meeting specified additional requirements will not be treated as prohibited transactions. However, compliance with the safe harbor is not always achievable in practice.

        We believe that dispositions of assets that we have made or that we might make in the future will not be subject to the 100% penalty tax, because our general intent has been and is to:

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

        In addition, if we fail the 5% value test or the 10% vote or value tests at the close of any quarter and we do not cure such failure within 30 days after the close of that quarter, that failure will nevertheless be excused if (a) the failure is de minimis and (b) within 6 months after the last day of the quarter in which we identify the failure, we either dispose of the assets causing the failure or otherwise satisfy the 5% value and 10% vote and value asset tests. For purposes of this relief provision, the failure will be "de minimis" if the value of the assets causing the failure does not exceed the lesser of (a) 1% of the total value of our assets at the end of the relevant quarter or (b) $10,000,000. If our failure is not de minimis, or if any of the other REIT asset tests have been violated, we may nevertheless qualify as a REIT if (a) we provide the IRS with a description of each asset causing the failure, (b) the failure was due to reasonable cause and not willful neglect, (c) we pay a tax equal to the greater of (1) $50,000 or (2) the highest rate of corporate tax imposed (currently 35%) on the net income generated by the assets causing the failure during the period of the failure and (d) within 6 months after the last day of the quarter in which we identify the failure, we either dispose of the assets causing the failure or otherwise satisfy all of the REIT asset tests. These relief provisions apply to any failure of the applicable asset tests, even if the failure first occurred in a year prior to the taxable year in which the failure was discovered.

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

        In addition to the other distribution requirements above, to preserve our status as a REIT we are required to timely distribute all C corporation earnings and profits that we inherit from acquired corporations.

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

        The initial tax bases and depreciation schedules for the assets we held immediately after we separated from CWH in 2009 depend upon whether the deemed exchange that resulted from that separation was an exchange governed by Sections 351(a), 351(b) and 357(a) of the IRC. We believe that this treatment was appropriate. Therefore, we carried over CWH's tax basis and depreciation schedule in each of the assets that we received from CWH, adjusted appropriately for the up to approximately $6 million of gain recognized by CWH under Section 351(b) of the IRC. In contrast, if the deemed exchange were taxable to CWH because Section 351(a), 351(b) or 357(a) of the IRC did not apply, then we would be treated as though we acquired our initial assets from CWH in a mostly or fully taxable acquisition, thereby acquiring aggregate tax bases in these assets greater than the amount that we believe carried over from CWH but also possibly depreciable over longer depreciable lives. In that event, we estimate that our aggregate depreciation deductions for our initial taxable year and many taxable years thereafter could be lower. We believe, and Sullivan & Worcester LLP opined, that the deemed exchange should be treated as an exchange governed by Sections 351(a) and 357(a) of the IRC, except for up to approximately $6 million of gain recognized by CWH under Section 351(b) of the

IRC in respect of our obligation to reimburse CWH for specified offering costs, and we have agreed to perform and will perform all our tax reporting accordingly. If the IRS were to successfully challenge our reported depreciation methods and the associated tax reporting, then, including for purposes of qualifying for taxation as a REIT, we could be required to amend our tax reports, including those sent to our shareholders, or could be required to pay deficiency dividends, including the associated interest charge, as discussed above.

        We are entitled to depreciation deductions from our facilities only if we are treated for federal income tax purposes as the owner of the facilities. This means that the leases of the facilities must be classified for federal income tax purposes as true leases, rather than as sales or financing arrangements, and we believe this to be the case.

Taxation of U.S. Shareholders

        For noncorporate U.S. shareholders, to the extent that their total adjusted income does not exceed applicable thresholds, the maximum federal income tax rate for long-term capital gains and most corporate dividends is generally 15%. For those noncorporate U.S. shareholders whose total adjusted income exceeds the applicable thresholds, the maximum federal income tax rate for long-term capital gains and most corporate dividends is generally 20%. However, because we are not generally subject to federal income tax on the portion of our REIT taxable income distributed to our shareholders, dividends on our shares generally are not eligible for such preferential tax rates. As a result, our ordinary dividends continue to be taxed at the higher federal income tax rates applicable to ordinary income. However, the preferential federal income tax rates for long-term capital gains and for qualified dividends generally apply to:

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

        As long as we qualify as a REIT for federal income tax purposes, a distribution to our U.S. shareholders that we do not designate as a capital gain dividend generally will be treated as an ordinary income dividend to the extent of our current or accumulated earnings and profits. Distributions made out of our current or accumulated earnings and profits that we properly designate as capital gain dividends generally will be taxed as long-term capital gains, as discussed below, to the extent they do not exceed our actual net capital gain for the taxable year. However, corporate shareholders may be required to treat up to 20% of any capital gain dividend as ordinary income under Section 291 of the IRC.

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

  (4)
  each U.S. shareholder will increase its adjusted basis in our shares by the excess of the amount of its proportionate share of these retained net capital gains over the U.S. shareholder's proportionate share of the tax that we pay; and

  (5)
  both we and our corporate shareholders will make commensurate adjustments in our respective earnings and profits for federal income tax purposes.

If we elect to retain our net capital gains in this fashion, we will notify our U.S. shareholders of the relevant tax information within 60 days after the close of the affected taxable year.

        If for any taxable year we designate capital gain dividends for U.S. shareholders, then a portion of the capital gain dividends we designate will be allocated to the holders of a particular class of shares on a percentage basis equal to the ratio of the amount of the total dividends paid or made available for the year to the holders of that class of shares to the total dividends paid or made available for the year to holders of all outstanding classes of our shares. We will similarly designate the portion of any capital gain dividend that is to be taxed to noncorporate U.S. shareholders at preferential maximum rates (including any capital gains attributable to real estate depreciation recapture that are subject to a maximum 25% federal income tax rate) so that the designations will be proportionate among all outstanding classes of our shares.

        Distributions in excess of current or accumulated earnings and profits will not be taxable to a U.S. shareholder to the extent that they do not exceed the shareholder's adjusted tax basis in the shareholder's shares, but will reduce the shareholder's basis in those shares. To the extent that these excess distributions exceed a U.S. shareholder's adjusted basis in our shares, they will be included in income as capital gain, with long-term gain generally taxed to noncorporate U.S. shareholders at preferential maximum rates. No U.S. shareholder may include on his federal income tax return any of our net operating losses or any of our capital losses.

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

        A U.S. shareholder will generally recognize gain or loss equal to the difference between the amount realized and the shareholder's adjusted basis in our shares that are sold or exchanged. This gain or loss will be capital gain or loss, and will be long-term capital gain or loss if the shareholder's holding period in our shares exceeds one year. In addition, any loss upon a sale or exchange of our shares held for six months or less will generally be treated as a long-term capital loss to the extent of our long-term capital gain dividends paid on such shares during the holding period.

        U.S. shareholders who are individuals, estates or trusts are generally required to pay a 3.8% Medicare tax on their net investment income (including dividends on and gains from the sale or other disposition of our shares), or in the case of estates and trusts on their net investment income that is not distributed, in each case to the extent that their total adjusted income exceeds applicable thresholds.

        If a U.S. shareholder recognizes a loss upon a disposition of our shares in an amount that exceeds a prescribed threshold, it is possible that the provisions of Treasury regulations involving "reportable transactions" could apply, with a resulting requirement to separately disclose the loss-generating transaction to the IRS. These Treasury regulations are written quite broadly, and apply to many routine and simple transactions. A reportable transaction currently includes, among other things, a sale or exchange of our shares resulting in a tax loss in excess of (a) $10 million in any single year or $20 million in any combination of years in the case of our shares held by a C corporation or by a partnership with only C corporation partners or (b) $2 million in any single year or $4 million in any combination of years in the case of our shares held by any other partnership or an S corporation, trust or individual, including losses that flow through pass through entities to individuals. A taxpayer discloses a reportable transaction by filing IRS Form 8886 with its federal income tax return and, in the first year of filing, a copy of Form 8886 must be sent to the IRS's Office of Tax Shelter Analysis. The penalty for failing to disclose a reportable transaction is generally $10,000 in the case of a natural person and $50,000 in any other case.

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

Taxation of Tax-Exempt Shareholders

        The rules governing the federal income taxation of tax-exempt entities are complex, and the following discussion is intended only as a summary of these rules. If you are a tax-exempt shareholder, we urge you to consult with your own tax advisor to determine the impact of federal, state, local and foreign tax laws, including any tax return filing and other reporting requirements, with respect to your investment in our shares.

        Subject to the pension-held REIT rules discussed below, our distributions made to shareholders that are tax-exempt pension plans, individual retirement accounts or other qualifying tax-exempt entities should not constitute unrelated business taxable income, provided that the shareholder has not financed its acquisition of our shares with "acquisition indebtedness" within the meaning of the IRC, that the shares are not otherwise used in an unrelated trade or business of the tax-exempt entity, and that, consistent with our present intent, we do not hold a residual interest in a real estate mortgage investment conduit.

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

        From time to time, some of our distributions may be attributable to the sale or exchange of United States real property interests. However, capital gain dividends that are received by a non-U.S. shareholder, as well as dividends attributable to our sales of United States real property interests, will be subject to the taxation and withholding regime applicable to ordinary income dividends and the branch profits tax will not apply, provided that (1) these dividends are received with respect to a class of shares that is "regularly traded" on a domestic "established securities market" such as the NYSE, both as defined by applicable Treasury regulations, and (2) the non-U.S. shareholder does not own more than 5% of that class of shares at any time during the one-year period ending on the date of distribution of the applicable capital gain and United States real property interest dividends. If both of these provisions are satisfied, qualifying non-U.S. shareholders will not be subject to withholding either on capital gain dividends or on dividends that are attributable to our sales of United States real property interests as though those amounts were effectively connected with a United States trade or business, and qualifying non-U.S. shareholders will not be required to file United States federal income tax returns or pay branch profits tax in respect of these dividends. Instead, these dividends will be subject to United States federal income tax and withholding as ordinary dividends, currently at a 30% tax rate unless reduced by an applicable treaty, as discussed below. Although there can be no assurance in this regard, we believe that our common shares have been and will remain "regularly traded" on a domestic "established securities market" within the meaning of applicable Treasury regulations; however, we can provide no assurance that our shares will continue to be "regularly traded" on a domestic "established securities market" in future taxable years.

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

        A special "wash sale" rule applies to a non-U.S. shareholder who owns any class of our shares if (1) the non-U.S. shareholder owns more than 5% of that class of shares at any time during the one-year period ending on the date of the distribution described below, or (2) that class of our shares is not, within the meaning of applicable Treasury regulations, "regularly traded" on a domestic "established securities market" such as the NYSE. Although there can be no assurance in this regard, we believe that our common shares have been and will remain "regularly traded" on a domestic "established securities market" within the meaning of applicable Treasury regulations, all as discussed above; however, we can provide no assurance that our shares will continue to be "regularly traded" on a domestic "established securities market" in future taxable years. We thus anticipate this wash sale rule to apply, if at all, only to a non-U.S. shareholder that owns more than 5% of either our common shares or any class of our preferred shares. Such a non-U.S. shareholder will be treated as having made a "wash sale" of our shares if it (1) disposes of an interest in our shares during the 30 days preceding the ex-dividend date of a distribution by us that, but for such disposition, would have been treated by the non-U.S. shareholder in whole or in part as gain from the sale or exchange of a United States real property interest, and then (2) acquires or enters into a contract to acquire a substantially identical interest in our shares, either actually or constructively through a related party, during the 61-day period beginning 30 days prior to the ex-dividend date. In the event of such a wash sale, the non-U.S. shareholder will have gain from the sale or exchange of a United States real property interest in an amount equal to the portion of the distribution that, but for the wash sale, would have been a gain from the sale or exchange of a United States real property interest. As discussed above, a non-U.S. shareholder's gain from the sale or exchange of a United States real property interest can trigger increased United States taxes, such as the branch profits tax applicable to non-U.S. corporations, and increased United States tax filing requirements.

        If for any taxable year we designate capital gain dividends for our shareholders, then a portion of the capital gain dividends we designate will be allocated to the holders of a particular class of shares on a percentage basis equal to the ratio of the amount of the total dividends paid or made available for the year to the holders of that class of shares to the total dividends paid or made available for the year to holders of all outstanding classes of our shares.

        Tax treaties may reduce the withholding obligations on our distributions. Under some treaties, however, rates below 30% that are applicable to ordinary income dividends from United States corporations may not apply to ordinary income dividends from a REIT or may apply only if the REIT meets specified additional conditions. A non-U.S. shareholder must generally use an applicable IRS Form W-8, or substantially similar form, to claim tax treaty benefits. If the amount of tax withheld with respect to a distribution to a non-U.S. shareholder exceeds the shareholder's United States federal income tax liability with respect to the distribution, the non-U.S. shareholder may file for a refund of the excess from the IRS. The 35% withholding tax rate discussed above on some capital gain dividends corresponds to the maximum income tax rate applicable to corporate non-U.S. shareholders but is higher than the current preferential maximum rates on capital gains generally applicable to noncorporate non-U.S. shareholders. Treasury regulations also provide special rules to determine whether, for purposes of determining the applicability of a tax treaty, our distributions to a non-U.S. shareholder that is an entity should be treated as paid to the entity or to those owning an interest in that entity and whether the entity or its owners are entitled to benefits under the tax treaty. In the case of any in kind distributions of property, we or other applicable withholding agents will have to collect the amount required to be withheld by reducing to cash for remittance to the IRS a sufficient portion of the property that the non-U.S. shareholder would otherwise receive, and the non-U.S. shareholder may bear brokerage or other costs for this withholding procedure.

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

        If our shares are not "United States real property interests" within the meaning of Section 897 of the IRC, then a non-U.S. shareholder's gain on sale of these shares generally will not be subject to United States federal income taxation, except that a nonresident alien individual who was in the United

States for 183 days or more during the taxable year may be subject to a 30% tax on this gain. Our shares will not constitute a United States real property interest if we are a "domestically controlled REIT." A domestically controlled REIT is a REIT in which at all times during the preceding five-year period less than 50% of the fair market value of the outstanding shares was directly or indirectly held by foreign persons. We believe that we have been and will remain a domestically controlled REIT and thus a non-U.S. shareholder's gain on a sale of our shares will not be subject to United States federal income taxation. However, because our shares are publicly traded, we can provide no assurance that we have been or will remain a domestically controlled REIT. If we are not a domestically controlled REIT, a non-U.S. shareholder's gain on sale of our shares will not be subject to United States federal income taxation as a sale of a United States real property interest, if that class of shares is "regularly traded," as defined by applicable Treasury regulations, on an established securities market like the NYSE, and the non-U.S. shareholder has at all times during the preceding five years owned 5% or less by value of that class of shares. In this regard, because the shares held by others may be redeemed, a non-U.S. shareholder's percentage interest in a class of our shares may increase even if it acquires no additional shares in that class. If the gain on the sale of our shares were subject to United States federal income taxation, the non-U.S. shareholder will generally be subject to the same treatment as a U.S. shareholder with respect to its gain and will be required to file a United States federal income tax return reporting that gain; in addition, a corporate non-U.S. shareholder might owe branch profits tax under Section 884 of the IRC. A purchaser of our shares from a non-U.S. shareholder will not be required to withhold on the purchase price if the purchased shares are regularly traded on an established securities market or if we are a domestically controlled REIT. Otherwise, a purchaser of our shares from a non-U.S. shareholder may be required to withhold 10% of the purchase price paid to the non-U.S. shareholder and to remit the withheld amount to the IRS.

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

If the U.S. shareholder has not provided and does not provide its correct taxpayer identification number on an IRS Form W-9 or substantially similar form, it may be subject to penalties imposed by the IRS, and we or other applicable withholding agents may have to withhold a portion of any distributions or proceeds paid to such U.S. shareholder. Unless the U.S. shareholder has established on a properly executed IRS Form W-9 or substantially similar form that it comes within an enumerated exempt category, distributions or proceeds on our shares paid to it during the calendar year, and the amount of tax withheld, if any, will be reported to it and to the IRS.

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

        Increased reporting obligations are scheduled to be imposed on non-United States financial institutions and other non-United States entities for purposes of identifying accounts and investments held directly or indirectly by United States persons. The failure to comply with these additional information reporting, certification and other specified requirements could result in withholding tax being imposed on payments of dividends and sales proceeds to applicable shareholders or intermediaries. Specifically, a 30% withholding tax is imposed on dividends on and gross proceeds from the sale or other disposition of our shares paid to a foreign financial institution or to a foreign nonfinancial entity, unless (1) the foreign financial institution undertakes applicable diligence and reporting obligations or (2) the foreign nonfinancial entity either certifies it does not have any substantial United States owners or furnishes identifying information regarding each substantial United States owner. In addition, if the payee is a foreign financial institution, it generally must enter into an agreement with the United States Department of the Treasury that requires, among other things, that it undertake to identify accounts held by applicable United States persons or United States-owned foreign entities, annually report specified information about such accounts, and withhold 30% on payments to noncertified holders. Pursuant to IRS guidance, such withholding will apply only to dividends paid after June 30, 2014 and to other "withholdable payments" (including payments of gross proceeds from a sale or other disposition of our shares) made after December 31, 2016. If you hold our shares through a non-United States intermediary or if you are a non-United States person, we urge you to consult your own tax advisor regarding foreign account tax compliance.

Other Tax Consequences

        Our tax treatment and that of our shareholders may be modified by legislative, judicial or administrative actions at any time, which actions may be retroactive in effect. The rules dealing with federal income taxation are constantly under review by Congress, the IRS and the United States Department of the Treasury, and statutory changes, new regulations, revisions to existing regulations and revised interpretations of established concepts are issued frequently. Likewise, the rules regarding taxes other than federal income taxes may also be modified. No prediction can be made as to the likelihood of passage of new tax legislation or other provisions, or the direct or indirect effect on us and our shareholders. Revisions to tax laws and interpretations of these laws could adversely affect the tax or other consequences of an investment in our shares. We and our shareholders may also be subject to taxation by state, local or other jurisdictions, including those in which we or our shareholders transact business or reside. These tax consequences may not be comparable to the federal income tax consequences discussed above.

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

        Trustees and other fiduciaries of an ERISA plan may incur personal liability for any loss suffered by the plan on account of a violation of their fiduciary responsibilities. In addition, these fiduciaries may be subject to a civil penalty of up to 20% of any amount recovered by the plan on account of a violation. Fiduciaries of any individual retirement account or annuity, or IRA, Roth IRA, tax-favored account (such as an Archer MSA, Coverdell education savings account or health savings account), Keogh Plan or other qualified retirement plan not subject to Title I of ERISA, or non-ERISA plans, should consider that the plan may only make investments that are authorized by the appropriate governing instrument.

        Fiduciaries considering an investment in our securities should consult their own legal advisors if they have any concern as to whether the investment is consistent with the foregoing criteria or is otherwise appropriate. The sale of our securities to an ERISA or non-ERISA plan is in no respect a representation by us or any underwriter of the securities that the investment meets all relevant legal requirements with respect to investments by plans generally or any particular plan, or that the investment is appropriate for plans generally or any particular plan.

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

        The weighted average remaining term of our leases in effect as of December 31, 2013, excluding properties classified as discontinued operations, is 5.4 years based upon annual rental income and 5.6 years based upon occupied square footage. As of December 31, 2013, excluding properties classified as discontinued operations, leases representing approximately 62.4% of our annualized rental income and 58.7% of our occupied square footage will expire by December 31, 2019. Although we typically will seek to renew our leases with current tenants when these leases expire, we cannot assure that we will be successful in doing so. If our tenants do not renew their leases, we may be unable to enter new leases with substitute tenants.

When we renew leases or lease to new tenants our rents may decline and our expenses may increase.

        When we renew leases or lease to new tenants we may receive less rent than we currently receive. Laws and regulations applicable to government leasing often require public solicitations of bids when new or renewal leases are being considered. Market conditions may require us to lower our rents to retain government or other tenants. Some of our current rents include payments to amortize the cost of tenant improvements which government tenants may be unwilling to pay or contractually allowed to eliminate when leases are renewed.

        When we lease to new tenants or renew leases we may have to spend substantial amounts for leasing commissions, tenant fit outs or other tenant inducements. Many of our leases are for properties that are specially suited to the particular business of our tenants. Because these properties have been designed or physically modified for a particular tenant, if the current lease is terminated or not renewed, we may be required to renovate the property at substantial costs, decrease the rent we charge or provide other concessions in order to lease the property to another tenant.

        There is a general trend in the office real estate sector for tenants to decrease the square feet they occupy per employee and to reconfigure leased space for changed use. This increase in utilization rates may result in a tenant renewing a lease for less square feet than they currently occupy, which could increase our vacancy rate at our properties, or if this occurs in a single tenant building could result in un-leasable space at a property.

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

        We might encounter unanticipated difficulties and expenditures relating to any acquired properties. Newly acquired properties might require significant management attention that would otherwise be devoted to our ongoing business. We might never realize the anticipated benefits of our acquisitions. Notwithstanding pre-acquisition due diligence, we do not believe that it is possible to fully understand a property before it is owned and operated for an extended period of time. For example, we could acquire a property that contains undisclosed defects in design or construction. In addition, after our acquisition of a property, the market in which the acquired property is located may experience unexpected changes that adversely affect the property's value. The occupancy of properties that we acquire may decline during our ownership, and rents that are in effect at the time a property is acquired may decline thereafter. Also, our property operating costs for our acquired properties may be higher than we anticipate and our acquired properties may not yield the returns we expect and, if financed using debt or new equity issuances, may result in shareholder dilution. For these reasons, among others, our business plan to acquire additional properties may not succeed or may cause us losses.

We may be unable to access the capital necessary to repay our debts, invest in our properties or fund acquisitions.

        To retain our status as a REIT, we are required to distribute at least 90% of our annual REIT taxable income (excluding capital gains) and satisfy a number of organizational and operational requirements to which REITs are subject. Accordingly, we generally will not be able to retain sufficient cash from operations to repay debts, invest in our properties or fund acquisitions. Our business and growth strategies depend, in part, upon our ability to raise additional capital at reasonable costs to repay debts, invest in our properties and fund acquisitions. Because of the volatility in the availability of capital to business on a global basis and the increased volatility in most debt and equity markets generally, our ability to raise reasonably priced capital is not guaranteed; we may be unable to raise reasonably priced capital because of reasons related to our business or for reasons beyond our control, such as market conditions. If we are unable to raise reasonably priced capital, our business and growth strategies may fail and we may be unable to remain a REIT.

We face significant competition.

        We plan to acquire properties that are majority leased to government tenants whenever we are able to identify investment opportunities we consider appropriate and have sufficient available financing to complete the acquisition. We face significant competition for acquisition opportunities from other investors, including publicly traded and private REITs, numerous financial institutions, individuals and public and private companies. Because of competition, we may be unable to, or may pay a significantly increased purchase price to, acquire a desired property. Some of our competitors may have greater financial and management resources than we have.

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

Some government tenants have the right to terminate their leases prior to their lease expiration date and changes in the U.S. and state government's requirements for leased space may adversely affect us.

        Almost all of our current rents come from government tenants. Some of our leases with government tenants allow the tenants to vacate the leased premises before the stated terms of the leases expire with little or no liability. In particular:

  •
  Tenants occupying approximately 7.9% of our rentable square feet and contributing approximately 6.1% of our annualized rental income as of December 31, 2013, excluding properties classified as discontinued operations, have currently exercisable rights to terminate their leases before the stated term of their leases expire.

  •
  In 2014, 2015, 2016, 2017, 2018, 2019, 2020, 2022 and 2023, excluding properties classified as discontinued operations, early termination rights become exercisable by other tenants who currently occupy an additional approximately 3.8%, 5.5%, 6.4%, 2.6%, 1.0%, 4.1%, 2.5%, 1.3% and 1.4% of our rentable square feet, respectively, and contribute an additional approximately 4.3%, 3.2%, 9.2%, 3.5%, 1.3%, 4.7%, 2.6%, 1.0% and 1.2% of our annualized rental income, respectively, as of December 31, 2013.

  •
  Pursuant to 10 leases with six of our state government tenants, these tenants have currently exercisable rights to terminate their leases if these states do not appropriate rent amounts in their respective annual budgets. These 10 leases represent approximately 7.4% of our rentable square feet and 7.3% of our annualized rental income as of December 31, 2013.

        For fiscal policy reasons, security concerns or other reasons, some or all of our government tenants may decide to exercise early termination rights under our leases or vacate our properties upon expiration of our leases. Government agencies have been seeking to increase their space utilization under their leases, including reducing the amount of square footage per employee at leased properties, which may reduce the demand for government leased space. If a significant number of such events occur, our income and cash flow may materially decline and our ability to make or sustain regular distributions to our shareholders may be jeopardized.

We currently have a concentration of properties in the Washington, D.C. metro area and are exposed to changes in market conditions in this area.

        Approximately 23.1% of our annualized rental income as of December 31, 2013, excluding properties classified as discontinued operations, was received from properties located in the Washington, D.C. metro area. A downturn in economic conditions in this area could result in reduced demand from tenants for our properties or lower the rents that our government tenants in this area are willing to pay when our leases expire or terminate and when renewal or new terms are negotiated. Additionally, in the past year there has been a decrease in demand for new leased space by the U.S. Government in the Washington, D.C. metro area, and that could increase competition for government tenants and adversely affect our ability to retain government tenants when our leases expire.

Our failure or inability to meet certain terms of our revolving credit facility or term loan agreements would adversely affect our business and may prevent us from making distributions to our shareholders.

        Our revolving credit facility agreement includes various conditions to our borrowing and our revolving credit facility and term loan agreements include various financial and other covenants and events of default. We may not be able to satisfy all of these conditions or may default on some of these covenants for various reasons, including matters which are beyond our control. If we are unable to borrow under our revolving credit facility, we may be unable to meet our business obligations or to grow by buying additional properties, or we may be required to sell some of our properties. If we default under our revolving credit facility or term loan agreements at a time when borrowed amounts are outstanding under these instruments, our lenders may demand immediate payment, and if we default under our revolving credit facility, our lenders may elect to not make further borrowings available to us. Any default under our revolving credit facility or term loan agreements would likely have serious and adverse consequences to us and would likely cause the market price of our shares to materially decline and may prevent our making distributions to our shareholders.

        In the future, we may obtain additional debt financing, and the covenants and conditions which apply to any such additional indebtedness may be more restrictive than the covenants and conditions contained in our revolving credit facility and term loan agreements.

We have substantial debt obligations and may incur additional debt.

        As of December 31, 2013, we had $597.7 million in debt outstanding, which was 37.7% of our total book capitalization. Our revolving credit facility and term loan agreements permit us and our subsidiaries to incur additional debt, including secured debt. If we default in paying any of our debts or honoring our debt covenants, it may create one or more cross defaults, our debts may be accelerated and we could be forced to liquidate our assets for less than the values we would receive in a more orderly process.

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

        Interest rates have recently risen from their historical lows but remain below historical long term averages. Increasing interest rates may adversely affect us and the value of an investment in our shares, including in the following ways:

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

        Ownership of real estate is subject to risks associated with environmental hazards. We may be liable for environmental hazards at, or migrating from, our properties, including those created by prior owners or occupants, existing tenants, abutters or other persons. Various federal and state laws impose liabilities upon property owners, such as us, for any environmental damages arising from properties they own. We may be held liable for environmental investigation and clean up costs at, or near, our properties, including at sites we own and lease to our tenants. As an owner of properties which contain environmental hazards, we also may be liable to governmental agencies or third parties for costs and damages they incur arising from environmental hazards at such properties. Moreover, the costs and damages which may arise from environmental hazards are often difficult to project and may be substantial.

        We believe any asbestos in our buildings is contained in accordance with current regulations, and we have no current plans to remove it. If we remove the asbestos or renovate or demolish the affected properties, certain environmental regulations govern the manner in which the asbestos must be handled and removed, and we could incur substantial costs complying with such regulations.

        The current political debate about climate change has resulted in various treaties, laws and regulations which are intended to limit carbon emissions. We believe these laws being enacted or proposed may cause energy costs at our properties to increase in the future. Laws enacted to mitigate climate change may make some of our buildings obsolete or cause us to make material investments in our properties which could materially and adversely affect our financial condition and results of operations. For more information regarding climate change matters and their possible adverse impact on us, please see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Impact of Climate Change."

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

Risks Related to Our Relationships with RMR and CWH

We are dependent upon RMR to manage our business and implement our growth strategy.

        We have no employees. Personnel and services that we require are provided to us under contracts with RMR. Our ability to achieve our business objectives depends on RMR and its ability to manage our properties, identify and complete our acquisitions and dispositions and to implement our growth strategy. Accordingly, our business is dependent upon RMR's business contacts, its ability to successfully hire, train, supervise and manage its personnel and its ability to maintain its operating systems. If we lose the services provided by RMR or its key personnel, our business and growth prospects may decline. We may be unable to duplicate the quality and depth of management available to us by becoming internally managed or by hiring another manager. Also, in the event RMR is unwilling or unable to continue to provide management services to us, our cost of obtaining substitute services may be greater than the fees we pay RMR under our management agreements, and as a result our expenses may increase.

Our management structure and agreements and relationship with RMR and CWH may restrict our investment activities and may create conflicts of interest or the perception of such conflicts.

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

        RMR also acts as the manager for four other NYSE-listed REITs: CWH, which primarily owns office properties; HPT, which owns hotels and travel centers; SNH, which primarily owns healthcare, senior living and medical office buildings; and SIR, which primarily owns and invests in net leased, single tenant properties. RMR also provides services to other publicly and privately owned companies, including FVE, which operates senior living communities; TA, which operates and franchises travel centers and convenience stores; and Sonesta, which operates, manages and franchises hotels, resorts and cruise ships. These multiple responsibilities to public companies and other businesses could create competition for the time and efforts of RMR and Barry M. Portnoy and Adam D. Portnoy. Also, RMR's multiple responsibilities to us and to other companies to which it provides management services may create potential conflicts of interest, or the appearance of such conflicts of interest.

        Our management agreements were negotiated between related parties, and the terms, including the fees payable to RMR, may not be as favorable to us as they would have been if they were negotiated between unrelated parties. In our management agreements with RMR, we acknowledge that RMR may engage in other activities or businesses and act as the manager to any other person or entity (including other REITs) even though such person or entity has investment policies and objectives similar to those of ours and we are not entitled to preferential treatment in receiving information, recommendations and other services from RMR. Accordingly, we may lose investment opportunities to, and may compete for tenants with, other businesses managed by RMR. In addition, our transaction agreement with CWH restricts our right to make investments in properties that are within the investment focus of CWH. As a result of these contractual provisions, we have limited ability to invest in properties that are within the investment focus of certain other businesses managed by RMR. These agreements do not restrict our ability, or the ability of other businesses managed by RMR, to lease properties to any particular tenant.

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

Our management arrangements with RMR may discourage our change of control.

        A default under our revolving credit facility and term loan agreements would occur if RMR ceases to act as our business manager and property manager, unless waived by our lenders holding 2/3 of the aggregate credit exposure under the applicable agreement. RMR is able to terminate its management agreements with us if we experience a change of control. We may be unable to duplicate, without considerable cost increases, the quality and depth of management available to us by contracting with RMR if we become internally managed or if we contract with other parties for management services.

For these reasons, our management agreements with RMR may discourage a change of control of us, including a change of control which might result in payment of a premium for our common shares.

The potential for conflicts of interest as a result of our management structure may provoke dissident shareholder activities that result in significant costs.

        In the past, in particular following periods of volatility in the overall market or declines in the market price of a company's securities, shareholder litigation, dissident shareholder trustee nominations and dissident shareholder proposals have often been instituted against companies alleging conflicts of interest in business dealings with affiliated and related persons and entities. Our relationships with RMR, CWH, Affiliates Insurance Company, or AIC, the other businesses and entities to which RMR provides management services, Barry M. Portnoy and Adam D. Portnoy and with other related parties of RMR may precipitate such activities. These activities, if instituted against us, could result in substantial costs and a diversion of our management's attention.

We may experience losses from our business dealings with AIC.

        We have invested approximately $5.2 million in AIC, we have purchased substantially all our property insurance in a program designed and reinsured in part by AIC, and we periodically consider the possibilities for expanding our relationship with AIC to other types of insurance. We, RMR and six other companies to which RMR provides management services each own 12.5% of AIC, and we and those other AIC shareholders participate in a combined insurance program designed and reinsured in part by AIC. Our principal reason for investing in AIC and for purchasing insurance in these programs is to seek to improve our financial results by obtaining improved insurance coverages at lower costs than may be otherwise available to us or by participating in any profits which we may realize as an owner of AIC. While we believe we have in the past benefitted from these arrangements, these beneficial financial results may not occur in the future, and we may need to invest additional capital in order to continue to pursue these results. AIC's business involves the risks typical of an insurance business, including the risk that it may not operate profitably. Accordingly, financial benefits from our business dealings with AIC may not be achieved in the future, and we may experience losses from these dealings.

Risks Related to Our Organization and Structure

Ownership limitations and certain provisions in our declaration of trust and bylaws, as well as certain provisions of Maryland law, may deter, delay or prevent a change in our control or unsolicited acquisition proposals.

        Our declaration of trust prohibits any shareholder other than CWH and RMR and their affiliates, and certain persons who have been exempted by our Board of Trustees, from owning (directly and by attribution) more than 9.8% of the number or value of shares of any class or series of our outstanding shares of beneficial interest, including our common shares. This provision of our declaration of trust is intended to assist with our REIT compliance under the IRC and otherwise to promote our orderly governance. However, this provision also inhibits acquisitions of a significant stake in us and may deter, delay or prevent a change in our control or unsolicited acquisition proposals that a shareholder may consider favorable. Additionally, provisions contained in our declaration of trust and bylaws or under Maryland law may have a similar impact, including, for example, provisions relating to:

  •
  the division of our Trustees into three classes, with the term of one class expiring each year, which could delay a change of control (although our Board of Trustees has determined to recommend that our shareholders approve at our 2014 annual meeting of shareholders an amendment to our declaration of trust to permit the annual election of all Trustees);

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

  •
  limitations on the ability of our shareholders to remove our Trustees; and

  •
  the authority of our Board of Trustees to create and issue new classes or series of shares (including shares with voting rights and other rights and privileges that may deter a change in control) and issue additional common shares.

        In addition, our shareholders agreement with respect to AIC provides that AIC and the other shareholders of AIC may have rights to acquire our interests in AIC in the event that anyone acquires more than 9.8% of our shares or we experience some other change in control.

Our ownership interest in AIC may prevent shareholders from accumulating large share ownership, from nominating or serving as Trustees, or from taking actions to otherwise control our business.

        As an owner of AIC, we are licensed and approved as an insurance holding company; and any shareholder who owns or controls 10% or more of our securities or anyone who wishes to solicit proxies for election of, or to serve as, one of our Trustees or for another proposal of business not approved by our Board of Trustees may be required to receive pre-clearance from the concerned insurance regulators. These pre-approval procedures may discourage or prevent investors from purchasing our securities, from nominating persons to serve as our Trustees or from taking other actions.

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

        Our bylaws and indemnification agreements require us to indemnify any present or former trustee or officer, to the maximum extent permitted by Maryland law, who is made or threatened to be made a party to a proceeding by reason of his or her service in that capacity. However, except with respect to proceedings to enforce rights to indemnification, we will indemnify any person referenced in the previous sentence in connection with a proceeding initiated by such person against us only if such proceeding is authorized by our Board of Trustees or shareholders. In addition, we may be obligated to pay or reimburse the expenses incurred by our present and former Trustees and officers without requiring a preliminary determination of their ultimate entitlement to indemnification. As a result, we and our shareholders may have more limited rights against our present and former Trustees and officers than might otherwise exist absent the provisions in our declaration of trust, bylaws and indemnification agreements or that might exist with other companies, which could limit your recourse in the event of actions not in your best interest.

Disputes with CWH and RMR and shareholder litigation against us or our Trustees and officers may be referred to binding arbitration proceedings.

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

We may change our operational, financing and investment policies without shareholder approval and we may become more highly leveraged, which may increase our risk of default under our debt obligations.

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

        Dividends payable by U.S. corporations to noncorporate shareholders, such as individuals, trusts and estates, are generally eligible for reduced tax rates. Distributions paid by REITs, however, generally are not eligible for these reduced rates. The more favorable rates for corporate dividends may cause investors to perceive that an investment in a REIT is less attractive than an investment in a non-REIT entity that pays dividends, thereby reducing the demand and market price of our shares.

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

        Even if we qualify and remain qualified for taxation as a REIT, we may be subject to certain federal, state and local taxes on our income and assets, including taxes on any undistributed income, excise taxes, state or local income, property and transfer taxes, such as mortgage recording taxes, and other taxes. See "Business—Federal Income Tax Considerations—Taxation as a REIT." In addition, in order to meet the REIT qualification requirements, prevent the recognition of certain types of non-cash income, or avert the imposition of a 100% tax that applies to certain gains derived by a REIT from dealer property or inventory, we may hold some of our assets and operations through our taxable REIT subsidiaries or other subsidiary corporations that will be subject to corporate level income tax at regular rates. Any of these taxes would decrease cash available for distribution to our shareholders.

Risks Related to Our Securities

We cannot assure that we will continue to make distributions to our shareholders and distributions may include a return of capital.

        We intend to continue to make regular quarterly distributions to our shareholders. However:

  •
  our ability to make distributions will be adversely affected if any of the risks described herein occur;

  •
  our making of distributions is subject to compliance with restrictions contained in our revolving credit facility and term loan agreements and may be subject to restrictions in future debt we may incur; and

  •
  any distributions will be made in the discretion of our Board of Trustees and will depend upon various factors that our Board of Trustees deems relevant, including our results of operations, our financial condition, debt and equity capital available to us, our expectation of our future capital requirements and operating performance, including our funds from operations, or FFO, our normalized FFO, or Normalized FFO, restrictive covenants in our financial or other contractual arrangements (including those in our revolving credit facility and term loan agreements), tax law requirements to maintain our status as a REIT, restrictions under Maryland law and our expected needs and availability of cash to pay our obligations.

        For these reasons, among others, our distribution rate may decline or we may cease making distributions. Also, our distributions may include a return of capital.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        General.    As of December 31, 2013, excluding properties classified as discontinued operations, we owned 68 properties (87 buildings) located in 31 states and the District of Columbia containing approximately 10.3 million rentable square feet. As of December 31, 2013, 49 of those properties (62 buildings), with approximately 7.6 million rentable square feet, were primarily leased to the U.S. Government, 16 of those properties (22 buildings), with approximately 2.4 million rentable square feet, were primarily leased to 11 state governments, one of those properties (one building), with 187,060 rentable square feet, was leased to the United Nations, an international intergovernmental organization, one of those properties (one building), with 125,788 rentable square feet, was leased to a non-government tenant and one of those properties (one building), with 43,918 rentable square feet, was available for lease.

        The following table provides certain information about our properties, excluding properties classified as discontinued operations, as of December 31, 2013 (dollars in thousands):

Property Location	Number of Properties	Number of Buildings	Undepreciated Carrying Value(1)	Depreciated Carrying Value(1)	Annualized Rental Income(2)
Alabama	2	2	$23,053	$22,484	$2,894
Arizona	1	1	12,226	11,199	960
California	9	9	210,257	176,118	26,604
Colorado	3	5	68,599	55,710	10,878
District of Columbia	2	2	138,987	110,775	23,921
Florida	2	2	48,588	45,574	6,637
Georgia	6	10	136,084	122,664	22,673
Idaho	1	3	32,431	31,463	4,221
Illinois	1	1	15,456	14,092	2,012
Indiana	1	3	74,563	70,625	9,482
Kansas	1	1	11,592	10,634	2,615
Kentucky	1	1	13,421	13,128	2,446
Maryland	8	9	190,429	161,091	30,685
Massachusetts	4	4	80,640	74,752	13,351
Michigan	1	1	18,632	16,981	2,686
Minnesota	2	2	35,464	31,538	3,572
Mississippi	1	1	25,947	25,045	3,746
Missouri	2	2	26,370	22,048	3,860
New Hampshire	1	1	17,206	15,674	2,207
New Jersey	1	1	44,115	41,228	6,603
New Mexico	1	1	2,508	2,324	430
New York	4	4	161,662	147,789	20,443
Oregon	1	1	28,192	27,279	5,052
South Carolina	1	3	14,641	13,020	1,564
Tennessee	1	1	8,062	7,528	3,045
Texas	1	1	12,826	9,032	2,166
Vermont	1	1	9,236	8,448	1,099
Virginia	3	7	44,703	44,066	7,409
Washington	2	4	40,615	32,751	5,457
West Virginia	1	1	5,148	3,335	575
Wisconsin	1	1	5,594	5,293	1,038
Wyoming	1	1	11,315	7,239	1,473

Total	68	87	$1,568,562	$1,380,927	$231,804

(1)
Excludes value assigned to real estate intangibles in purchase price allocation.

(2)
Annualized rental income is the annualized contractual base rents from our tenants pursuant to our lease agreements as of December 31, 2013, plus straight line rent adjustments and estimated recurring expense reimbursements to be paid to us, and excluding lease value amortization.

        At December 31, 2013, four properties (five buildings) with an aggregate undepreciated carrying value of $130.0 million were encumbered by mortgage notes payable totaling $89.0 million. One of our U.S. Government tenants has the option, pursuant to its lease, to acquire the property it leases from us, with a depreciated carrying value of approximately $33.1 million as of December 31, 2013, for $31.0 million at the end of its lease term in 2015. We expect the depreciated carrying value of the property will be equal to or less than the tenant's purchase option price at the end of its lease term in 2015.

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

 PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common shares are traded on the NYSE (symbol: GOV). The following table sets forth for the periods indicated the high and low sale prices for our common shares as reported by the NYSE composite transaction reports:

	High	Low
2013
First Quarter	$27.34	$24.21
Second Quarter	26.93	23.13
Third Quarter	27.03	23.00
Fourth Quarter	25.41	23.33
2012
First Quarter	$24.87	$22.03
Second Quarter	24.63	20.64
Third Quarter	23.88	20.69
Fourth Quarter	24.68	21.95

        The closing price of our common shares on the NYSE on February 18, 2014, was $24.79 per common share.

        As of February 18, 2014, there were 120 shareholders of record of our common shares.

        Information about our distributions declared to common shareholders is summarized in the table below. Common share distributions are generally declared and paid in the quarter following the quarter to which they relate.

	Distributions Per Common Share
	2013	2012
First Quarter	$0.43	$0.42
Second Quarter	0.43	0.42
Third Quarter	0.43	0.42
Fourth Quarter	0.43	0.43

Total	$1.72	$1.69

        All common share distributions shown in the table above have been paid. We currently intend to continue to declare and pay common share distributions on a quarterly basis in cash. However, the timing, amount and form of distributions will be made at the discretion of our Board of Trustees and will depend upon various factors that our Board of Trustees deems relevant, including our results of operations, our financial condition, debt and equity capital available to us, our expectation of our future capital requirements and operating performance, our FFO, our normalized FFO, restrictive covenants in our financial or other contractual arrangements (including those in our revolving credit facility and term loan agreements), tax law requirements to maintain our status as a REIT, restrictions under Maryland law and our expected needs and availability of cash to pay our obligations. Therefore, we cannot assure you that we will continue to pay distributions in the future or that the amount of any distributions we do pay will not decrease.

Item 6.    Selected Financial Data

        The following table sets forth selected financial data for the periods and dates indicated. This data should be read in conjunction with, and is qualified in its entirety by reference to, Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and accompanying notes included in this Annual Report on Form 10-K. The operating information for the years ended, and the balance sheet information as of December 31, 2013, 2012, 2011 and 2010 have been derived from our audited consolidated financial statements. The operating information for the year ended, and the balance sheet information as of December 31, 2009 have been derived from our audited consolidated financial statements for the period of time for which we have been a separate public company and from certain financial information of CWH for the period of time prior to our becoming a separate public company. The selected financial data below do not necessarily reflect what our results of operations and financial position would have been if we had operated as a stand alone company during all of 2009. We have reclassified our historical audited consolidated financial statements and selected financial data to report two properties sold during 2013 and three properties held for sale as of December 31, 2013 as discontinued operations. Amounts are in thousands, except per share data.

	2013	2012	2011	2010	2009
Operating information
Rental income	$226,910	$203,700	$168,074	$107,294	$70,094

Expenses:
Real estate taxes	25,710	22,485	18,426	11,358	7,781
Utility expenses	17,116	15,767	13,918	7,974	5,265
Other operating expenses	41,134	37,074	29,773	18,126	10,862
Depreciation and amortization	55,699	49,070	37,776	22,466	13,584
Acquisition related costs	2,439	1,614	3,504	5,582	1,032
General and administrative	12,710	11,924	10,469	6,736	3,783

Total expenses	154,808	137,934	113,866	72,242	42,307

Operating income	72,102	65,766	54,208	35,052	27,787
Interest and other income	37	29	104	103	53
Interest expense	(16,831)	(16,892)	(12,057)	(7,351)	(5,556)
Loss on extinguishment of debt	—	—	—	(3,786)	—

Income before income tax expense and equity in earnings (losses) of an investee	55,308	48,903	42,255	24,018	22,284
Income tax expense	(133)	(159)	(203)	(161)	(93)
Equity in earnings (losses) of an investee	334	316	139	(1)	(15)

Income from continuing operations	55,509	49,060	42,191	23,856	22,176
Income (loss) from discontinued operations	(889)	900	3,806	3,939	3,805

Net income	$54,620	$49,960	$45,997	$27,795	$25,981

Income from continuing operations per common share	$1.02	$1.01	$0.97	$0.69	$1.47

Income (loss) from discontinued operations per common share	$(0.02)	$0.02	$0.09	$0.11	$0.25

Net income per common share	$1.00	$1.03	$1.06	$0.81	$1.72

Common distributions declared per common share	$1.72	$1.69	$1.67	$1.22	$0.90

	2013	2012	2011	2010	2009
Balance sheet information
Total real estate investments (before depreciation)	$1,568,562	$1,467,863	$1,288,454	$911,328	$521,558
Total assets	1,632,452	1,562,134	1,368,575	951,288	514,813
Total debt	597,727	492,627	440,883	164,428	144,375

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following information should be read in conjunction with our consolidated financial statements and accompanying notes included elsewhere in this Annual Report on Form 10-K.

OVERVIEW

        As of December 31, 2013, we owned 68 properties (87 buildings), excluding three properties (three buildings) classified as discontinued operations, located in 31 states and the District of Columbia containing approximately 10.3 million rentable square feet, of which 66.3% was leased to the U.S. Government, 18.7% was leased to 11 state governments, 1.8% was leased to the United Nations, an international intergovernmental organization, 8.0% was leased to various non-governmental organizations and 5.2% was available for lease. The U.S. Government, 11 state governments and the United Nations combined were responsible for 92.6% and 93.8% of our annualized rental income, as defined below, as of December 31, 2013 and 2012, respectively.

Property Operations

        As of December 31, 2013, excluding properties classified as discontinued operations, 94.8% of our rentable square feet were leased, compared to 93.6% of our rentable square feet as of December 31, 2012. Occupancy data for our properties as of December 31, 2013 and 2012 is as follows (square feet in thousands):

	All Properties(1) December 31,		Comparable Properties(2) December 31,
	2013	2012	2013	2012
Total properties (end of period)	68	63	53	53
Total buildings (end of period)	87	79	66	66
Total square feet	10,317	9,644	8,380	8,380
Percent leased(3)	94.8%	93.6%	93.6%	92.6%

(1)
Based on properties we owned on December 31, 2013, and excludes properties classified as discontinued operations.

(2)
Based on properties we owned on December 31, 2013 and which we owned continuously since January 1, 2012, and excludes properties classified as discontinued operations. Our comparable properties for the period January 1, 2011 through December 31, 2012 were 41 properties (50 buildings). Our comparable properties for the period January 1, 2012 through December 31, 2013, increased to 53 properties (66 buildings) as a result of our acquisition of 12 properties (16 buildings) during the year ended December 31, 2011, less two properties (two buildings) we sold during the year ended December 31, 2013, and three properties (three buildings) we classified as discontinued operations as of December 31, 2013.

(3)
Percent leased includes (i) space being fitted out for tenant occupancy pursuant to our lease agreements, if any, and (ii) space which is leased, but is not occupied or is being offered for sublease by tenants, if any, as of the measurement date.

        The average annual effective rental rate per square foot for our properties for the years ended December 31, 2013 and 2012 are as follows:

	Year ended December 31,
	2013	2012
Average annual effective rental rate per square foot:(1)
All properties(2)	$24.73	$25.01
Comparable properties(3)	$25.49	$25.21

(1)
Average annual effective rental rate per square foot represents total rental income during the period specified divided by the average rentable square feet leased during the period specified. Excludes properties classified as discontinued operations.

(2)
Based on properties we owned on December 31, 2013, and excludes properties classified as discontinued operations.

(3)
Based on properties we owned on December 31, 2013 and which we owned continuously since January 1, 2012, and excludes properties classified as discontinued operations.

        We currently believe that U.S. property leasing market conditions are slowly improving, but remain weak in many U.S. markets. Our historical experience with respect to properties of the type we own that are majority leased to government tenants has been that government tenants frequently renew leases to avoid the costs and disruptions that may result from relocating their operations. We believe that budgetary pressures may cause an increased demand for leased space by government tenants, as opposed to new buildings built on behalf of government tenants. However, these same budgetary pressures could also result in a decrease in government sector employment, government tenants improving their space utilization or consolidation into government owned properties, thereby reducing the demand for government leased space. Accordingly, we are unable to reasonably project what the financial impact of market conditions or changing government financial circumstances will be on our financial results for future periods.

        As of December 31, 2013, excluding properties classified as discontinued operations, we had leases totaling 361,360 rentable square feet that were scheduled to expire through December 31, 2014. Based upon current market conditions and tenant negotiations for leases scheduled to expire through December 31, 2014, we expect that rental rates we are likely to achieve on new or renewed leases will, in the aggregate and on a weighted (by annualized revenues) average basis, be higher than the rates currently being paid, thereby generally resulting in slightly higher revenue from the same space absent a decrease in occupancies. However, we can provide no assurance that the rental rates we expect will occur or that we will not experience material declines in our rental income due to vacancies upon lease expirations. Prevailing market conditions and government tenants' needs at the time we negotiate our leases will generally determine rental rates and other terms for leased space in our properties; and market conditions and government tenants' needs are beyond our control. As of December 31, 2013, lease expirations at our properties, excluding properties classified as discontinued operations, by year are as follows (square feet and dollars in thousands):

Year(1)	Number of Tenants Expiring	Expirations of Leased Square Feet(2)	Percent of Total	Cumulative Percent of Total	Annualized Rental Income Expiring(3)	Percent of Total	Cumulative Percent of Total
2014	47	361	3.7%	3.7%	$7,890	3.4%	3.4%
2015	37	1,287	13.2%	16.9%	29,656	12.8%	16.2%
2016	40	972	9.9%	26.8%	32,537	14.0%	30.2%
2017	34	650	6.6%	33.4%	13,480	5.8%	36.0%
2018	32	1,082	11.1%	44.5%	28,662	12.4%	48.4%
2019	21	1,384	14.2%	58.7%	32,419	14.0%	62.4%
2020	17	1,027	10.5%	69.2%	23,985	10.3%	72.7%
2021	11	855	8.7%	77.9%	16,471	7.1%	79.8%
2022	8	644	6.6%	84.5%	13,732	5.9%	85.7%
2023 and thereafter	19	1,517	15.5%	100.0%	32,972	14.3%	100.0%

Total	266	9,779	100.0%		$231,804	100.0%

Weighted average remaining lease term (in years)		5.6			5.4

(1)
The year of lease expiration is pursuant to current contract terms. Some government tenants have the right to vacate their space before the stated expirations of their leases. As of December 31, 2013, government tenants occupying approximately 7.9% of our rentable square feet and responsible for approximately 6.1% of our annualized rental income as of December 31, 2013 have currently exercisable rights to terminate their leases before the stated expirations. Also in 2014, 2015, 2016, 2017, 2018, 2019, 2020, 2022 and 2023, early termination rights become exercisable by other tenants who currently occupy an additional approximately 3.8%, 5.5%, 6.4%, 2.6%, 1.0%, 4.1%, 2.5%, 1.3% and 1.4% of our rentable square feet, respectively, and contribute an additional approximately 4.3%, 3.2%, 9.2%, 3.5%, 1.3%, 4.7%, 2.6%, 1.0% and 1.2% of our annualized rental income, respectively, as of December 31, 2013. In addition as of December 31, 2013, six of our state government tenants have currently exercisable rights to terminate their leases if these states do not appropriate rent in their respective annual budgets. These six tenants occupy approximately 7.4% of our rentable square feet and contribute approximately 7.3% of our annualized rental income as of December 31, 2013.

(2)
Leased square feet is pursuant to leases existing as of December 31, 2013, and includes (i) space being fitted out for tenant occupancy pursuant to our lease agreements, if any, and (ii) space which is leased, but is not occupied or is being offered for sublease by tenants, if any.

(3)
Annualized rental income is the annualized contractual base rents from our tenants pursuant to our lease agreements as of December 31, 2013, plus straight line rent adjustments and estimated recurring expense reimbursements to be paid to us, and excluding lease value amortization.

Acquisition and Disposition Activities (dollar amounts in thousands)

        During the year ended December 31, 2013, we acquired five properties (eight buildings) for an aggregate purchase price of $99,518, excluding acquisition costs. We acquired these properties at a range of capitalization rates from 7.2% to 10.7%, with a weighted (by purchase price) average capitalization rate of 8.8%. We calculate the capitalization rate for property acquisitions as the ratio of (x) annual straight line rental income, excluding the impact of above and below market lease amortization, based on leases in effect on the acquisition date, less estimated annual property operating expenses as of the acquisition date, excluding depreciation and amortization expense, to (y) the acquisition purchase price, including the principal amount of assumed debt, if any, and excluding acquisition costs.

        In November and December 2013, we entered agreements to acquire two office properties (three buildings) for an aggregate purchase price of $133,025, including the assumption of $97,576 of mortgage debt and excluding acquisition costs. These acquisitions are subject to closing conditions typical of commercial real estate transactions and lender approval of our assumption of mortgage debt; accordingly, we can provide no assurance that we will acquire these properties or that these acquisitions will not be delayed or that the terms will not change.

        In February and March 2013, we sold two properties (two buildings) for an aggregate sales price of $18,489, excluding closing costs.

        During the year ended December 31, 2013, we began marketing for sale three office properties (three buildings) with an aggregate net book value of $25,604 at December 31, 2013. In January 2014, we entered an agreement to sell one of these properties with a net book value at December 31, 2013 of $2,300 for $5,000, excluding closing costs. In February 2014, we entered an agreement to sell one of these properties with a net book value at December 31, 2013 of $12,289 for $15,750, excluding closing costs. These dispositions are subject to various terms and conditions typical of commercial real estate transactions; accordingly we can provide no assurance that we will sell these properties or that these dispositions will not be delayed or that the terms will not change.

        For more information about these transactions, please see Note 4 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

        Our strategy related to property acquisitions and dispositions is described in "Business—Our Growth Strategy" of this Annual Report on Form 10-K. We continue to explore and evaluate for possible acquisition additional properties that are majority leased to government tenants; however, we cannot assure that we will reach any agreement to acquire such properties, or that if we do reach any such agreement, that we will complete the acquisitions. Except as described above, we currently do not plan to dispose of any of our other properties; however we may on occasion offer for sale additional properties. Future changes in market conditions, property performance, our expectation regarding lease renewals or our plans with regard to particular properties, or other strategic considerations or opportunities may change our disposition strategy.

 RESULTS OF OPERATIONS (amounts in thousands, except per share amounts)

Year Ended December 31, 2013, Compared to Year Ended December 31, 2012

	Comparable Properties Results(1) Year Ended December 31,				Acquired Properties Results(2) Year Ended December 31,		Consolidated Results Year Ended December 31,
	2013	2012	$ Change	% Change	2013	2012	2013	2012	$ Change	% Change
Rental income	$197,257	$194,498	$2,759	1.4%	$29,653	$9,202	$226,910	$203,700	$23,210	11.4%

Operating expenses:
Real estate taxes	23,337	21,679	1,658	7.6%	2,373	806	25,710	22,485	3,225	14.3%
Utility expenses	15,015	15,246	(231)	(1.5)%	2,101	521	17,116	15,767	1,349	8.6%
Other operating expenses	36,140	35,617	523	1.5%	4,994	1,457	41,134	37,074	4,060	11.0%

Total operating expenses	74,492	72,542	1,950	2.7%	9,468	2,784	83,960	75,326	8,634	11.5%

Net operating income(3)	$122,765	$121,956	$809	0.7%	$20,185	$6,418	142,950	128,374	14,576	11.4%

Other expenses
Depreciation and amortization							55,699	49,070	6,629	13.5%
Acquisition related costs							2,439	1,614	825	51.1%
General and administrative							12,710	11,924	786	6.6%

Total other expenses							70,848	62,608	8,240	13.2%

Operating income							72,102	65,766	6,336	9.6%
Interest and other income							37	29	8	27.6%
Interest expense (including net amortization of debt premiums and deferred financing fees of $1,340 and $1,332, respectively)							(16,831)	(16,892)	61	(0.4)%

Income from continuing operations before income tax expense and equity in earnings of an investee							55,308	48,903	6,405	13.1%
Income tax expense							(133)	(159)	26	(16.4)%
Equity in earnings of an investee							334	316	18	5.7%

Income from continuing operations							55,509	49,060	6,449	13.1%
Income (loss) from discontinued operations							(889)	900	(1,789)	(198.8)%

Net income							$54,620	$49,960	$4,660	9.3%

Weighted average common shares outstanding							54,680	48,617	6,063	12.5%

Net income from continuing operations per common share							$1.02	$1.01	$0.01	1.0%
Net income from discontinued operations per common share							$(0.02)	$0.02	$(0.04)	(200.0)%
Net income per common share							$1.00	$1.03	$(0.03)	(2.9)%
Calculation of Funds From Operations and Normalized Funds From Operations(4)
Net income							$54,620	$49,960
Plus: Depreciation and amortization from continuing operations							55,699	49,070
Plus: Depreciation and amortization from discontinued operations							1,025	2,096
Plus: Loss on asset impairment from discontinued operations							10,142	494
Less: Net gain on sale of properties from discontinued operations							(8,168)	—

Funds from operations							113,318	101,620
Acquisition related costs							2,439	1,614

Normalized funds from operations							$115,757	$103,234

Funds from operations per common share							$2.07	$2.09

Normalized funds from operations per common share							$2.12	$2.12

(1)
Comparable properties consist of 53 properties (66 buildings) we owned on December 31, 2013 and which we owned continuously since January 1, 2012, and exclude properties classified as discontinued operations.

(2)
Acquired properties consist of 15 properties (21 buildings) and 10 properties (13 buildings), which 10 properties are included in the previously referenced 15 properties, we owned on December 31, 2013 and December 31, 2012, respectively, and which we acquired during the period from January 1, 2012 to December 31, 2013.

(3)
We calculate net operating income, or NOI, as shown above. We define NOI as income from our real estate less our property operating expenses. NOI excludes capitalized tenant improvement costs and leasing commissions. We consider NOI to be an appropriate supplemental measure to net income because it may help both investors and management to understand the operations of our properties. We use NOI internally to evaluate individual and company wide property level performance, and we believe that NOI provides useful information to investors regarding our results of operations because it reflects only those income and expense items that are incurred at the property level and may facilitate comparisons of our operating performance between periods and with other REITs. The calculation of NOI excludes certain components of net income in order to provide results that are more closely related to our properties' results of operations. NOI does not represent cash generated by operating activities in accordance with GAAP and should not be considered as an alternative to net income, operating income or cash flow from operating activities, determined in accordance with GAAP, or as an indicator of our financial performance or liquidity, nor is this measure necessarily indicative of sufficient cash flow to fund all of our needs. This measure should be considered in conjunction with net income, operating income and cash flow from operating activities as presented in our Consolidated Statements of Income and Comprehensive Income and Consolidated Statements of Cash Flows. Other real estate investment trusts, or REITs, and real estate companies may calculate NOI differently than we do.

(4)
We calculate funds from operations, or FFO, and Normalized FFO as shown above. FFO is calculated on the basis defined by The National Association of Real Estate Investment Trusts, or NAREIT, which is net income, calculated in accordance with GAAP, plus real estate depreciation and amortization, excluding loss on asset impairment of real estate assets and any gain or loss on the sale of properties, as well as certain other adjustments currently not applicable to us. Our calculation of Normalized FFO differs from NAREIT's definition of FFO because we exclude acquisition related costs. We consider FFO and Normalized FFO to be appropriate measures of operating performance for a REIT, along with net income, operating income and cash flow from operating activities. We believe that FFO and Normalized FFO provide useful information to investors because by excluding the effects of certain historical amounts, such as depreciation expense, FFO and Normalized FFO may facilitate a comparison of our operating performance between periods and with other REITs. FFO and Normalized FFO are among the factors considered by our Board of Trustees when determining the amount of distributions to our shareholders. Other factors include, but are not limited to, requirements to maintain our status as a REIT, limitations in our revolving credit facility and term loan agreements, the availability of debt and equity capital to us, our expectation of our future capital requirements and operating performance, and our expected needs and availability of cash to pay our obligations. FFO and Normalized FFO do not represent cash generated by operating activities in accordance with GAAP and should not be considered as alternatives to net income, operating income or cash flow from operating activities, determined in accordance with GAAP, or as indicators of our financial performance or liquidity, nor are these measures necessarily indicative of sufficient cash flow to fund all of our needs. These measures should be considered in conjunction with net income, operating income and cash flow from operating activities as presented in our Consolidated Statements of Income and Comprehensive Income and Consolidated Statements of Cash Flows. Other REITs and real estate companies may calculate FFO and Normalized FFO differently than we do.

        We refer to the 53 properties (66 buildings) we owned on December 31, 2013 and which we have owned continuously since January 1, 2012, excluding properties classified as discontinued operations, as comparable properties. We refer to the 15 properties (21 buildings) and 10 properties (13 buildings), which 10 properties are included in the previously referenced 15 properties that we owned as of December 31, 2013 and 2012, respectively, which we acquired during the period from January 1, 2012 to December 31, 2013, as acquired properties. Our consolidated income statement for the year ended December 31, 2013 includes the operating results of 10 acquired properties (13 buildings) for the entire year and five acquired properties (eight buildings) for less than the entire year, as we acquired those 10 properties (13 buildings) prior to January 1, 2013 and we acquired those five properties (eight buildings) during that period. Our consolidated income statement for the year ended December 31, 2012 includes the operating results of 10 acquired properties (13 buildings) for less than the entire year, as those properties were purchased during 2012.

        References to changes in the income and expense categories below relate to the comparison of consolidated results for the year ended December 31, 2013, compared to the year ended December 31, 2012.

        Rental income.    The increase in rental income reflects the effects of acquired properties and an increase in rental income for comparable properties. Rental income for acquired properties increased $2,932 from properties acquired during 2013 and $17,519 from properties acquired during 2012. Rental income for comparable properties increased $2,759 primarily due to net increases in base rental income and real estate tax expense reimbursement income. Rental income includes non-cash straight line rent adjustments totaling approximately $2,739 in 2013 and $3,428 in 2012 and net amortization of acquired leases and assumed lease obligations totaling approximately ($1,123) in 2013 and ($2,056) in 2012.

        Real estate taxes.    The increase in real estate taxes primarily reflects the effects of acquired properties and an increase in real estate taxes for comparable properties. Real estate taxes for acquired properties increased $213 from properties acquired during 2013 and $1,354 from properties acquired during 2012. Real estate taxes for comparable properties increased $1,658 due to the effect of higher tax assessments at certain of our properties.

        Utility expenses.    The increase in utility expenses reflects the effects of acquired properties, partially offset by lower utility expenses for comparable properties. Utility expenses for acquired properties increased $196 from properties acquired during 2013 and $1,384 from properties acquired during 2012. Utility expenses at comparable properties declined $231 primarily due to lower utility rates and the impact of energy conservation efforts at certain of our properties, partially offset by an increase in usage at certain of our properties due to warmer than normal temperatures experienced in certain parts of the United States during the summer of 2013.

        Other operating expenses.    Other operating expenses consist of property management fees, salaries and benefit costs of property level personnel, repairs and maintenance expense, cleaning expense and other direct costs of operating our properties. The increase in other operating expenses reflects the effects of acquired properties and an increase in other operating expenses for comparable properties. Other operating expenses for acquired properties increased $508 for properties acquired during 2013 and $3,029 for properties acquired during 2012. Other operating expenses at comparable properties increased $523 primarily as a result of increases in property insurance expense and repair and maintenance costs.

        Depreciation and amortization.    The increase in depreciation and amortization reflects the effect of property acquisitions and improvements made to certain of our properties since January 1, 2012. Depreciation and amortization for acquired properties increased $1,342 for properties acquired during 2013 and $5,747 for properties acquired during 2012. Depreciation and amortization at comparable properties decreased $460 due primarily to certain of our depreciable leasing related assets becoming fully depreciated in 2012 and 2013, partially offset by improvements made to certain of our properties after January 1, 2012.

        Acquisition related costs.    Acquisition related costs in the 2013 period include a $958 increase in the estimated fair value of additional consideration related to one of our 2012 acquisitions (see Note 4 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K) and, in both 2013 and 2012, legal and other due diligence costs incurred in connection with our acquisition activity.

        General and administrative.    General and administrative expenses consist of fees pursuant to our business management agreement with RMR, equity compensation expense, legal and accounting fees, Trustees' fees and expenses, securities listing and transfer agency fees and other costs relating to our status as a publicly traded company. The increase in general and administrative expenses primarily reflects the increase in amounts due under our business management agreement in 2013 due to our property acquisitions since January 1, 2012.

        Interest and other income.    The increase in interest and other income is primarily the result of a higher average amount of investable cash in 2013 compared to 2012.

        Interest expense.    The slight decrease in interest expense reflects a lower average outstanding debt balance during 2013 compared to 2012 and a lower weighted average interest rate in 2013.

        Income tax expense.    The decrease in income tax expense is a result of lower state income taxes in 2013 compared to 2012.

        Equity in earnings of an investee.    Equity in earnings of an investee represents our proportionate share of earnings from our investment in AIC.

        Income (loss) from discontinued operations.    Income (loss) from discontinued operations reflects operating results of two properties (two buildings) sold during the three months ended March 31, 2013 and three properties (three buildings) held for sale as of December 31, 2013. Income (loss) from discontinued operations in 2013 includes a $10,142 loss on asset impairment and a net gain of $8,168 realized from the sale of two properties.

        Net income.    Our net income increased in 2013 compared to 2012 as a result of the changes noted above. On a per share basis, net income decreased in 2013 compared to 2012 due to our issuance of common shares pursuant to a public offering in 2012.

Year Ended December 31, 2012, Compared to Year Ended December 31, 2011

					Acquired Properties Results(2) Year Ended December 31,
	Comparable Properties Results(1) Year Ended December 31,						Consolidated Results Year Ended December 31,
			$ Change	% Change					$ Change	% Change
	2012	2011			2012	2011	2012	2011
Rental income	$141,320	$145,123	$(3,803)	(2.6)%	$62,380	$22,951	$203,700	$168,074	$35,626	21.2%

Operating expenses:
Real estate taxes	16,441	16,271	170	1.0%	6,044	2,155	22,485	18,426	4,059	22.0%
Utility expenses	10,568	12,146	(1,578)	(13.0)%	5,199	1,772	15,767	13,918	1,849	13.3%
Other operating expenses	25,894	26,256	(362)	(1.4)%	11,180	3,517	37,074	29,773	7,301	24.5%

Total operating expenses	52,903	54,673	(1,770)	(3.2)%	22,423	7,444	75,326	62,117	13,209	21.3%

Net operating income(3)	$88,417	$90,450	$(2,033)	(2.2)%	$39,957	$15,507	128,374	105,957	22,417	21.2%

Other expenses
Depreciation and amortization							49,070	37,776	11,294	29.9%
Acquisition related costs							1,614	3,504	(1,890)	(53.9)%
General and administrative							11,924	10,469	1,455	13.9%

Total other expenses							62,608	51,749	10,859	21.0%

Operating income							65,766	54,208	11,558	21.3%
Interest and other income							29	104	(75)	(72.1)%
Interest expense (including net amortization of debt premiums and deferred financing fees of $1,332 and $1,045, respectively)							(16,892)	(12,057)	(4,835)	40.1%

Income from continuing operations before income tax expense and equity in earnings of an investee							48,903	42,255	6,648	15.7%
Income tax expense							(159)	(203)	44	(21.7)%
Equity in earnings of an investee							316	139	177	127.3%

Income from continuing operations							49,060	42,191	6,869	16.3%
Income from discontinued operations							900	3,806	(2,906)	(76.4)%

Net income							$49,960	$45,997	$3,963	8.6%

Weighted average common shares outstanding							48,617	43,368	5,249	12.1%

Net income from continuing operations per common share							$1.01	$0.97	$0.04	4.1%
Net income from discontinued operations per common share							$0.02	$0.09	$(0.07)	(77.8)%
Net income per common share							$1.03	$1.06	$(0.03)	(2.8)%
Calculation of Funds From Operations and Normalized Funds From Operations(4)
Net income							$49,960	$45,997
Plus: Depreciation and amortization from continuing operations							49,070	37,776
Plus: Depreciation and amortization from discontinued operations							2,096	2,313
Plus: Loss on asset impairment from discontinued operations							494	—

Funds from operations							101,620	86,086
Acquisition related costs							1,614	3,504

Normalized funds from operations							$103,234	$89,590

Funds from operations per common share							$2.09	$1.99

Normalized funds from operations per common share							$2.12	$2.07

(1)
Comparable properties consist of 41 properties (50 buildings) we owned on December 31, 2012 and which we owned continuously since January 1, 2011, and exclude properties classified as discontinued operations.

(2)
Acquired properties consist of 22 properties (29 buildings) and 12 properties (16 buildings), which 12 properties are included in the previously referenced 22 properties we owned on December 31, 2012 and December 31, 2011, respectively, which we acquired during the period from January 1, 2011 to December 31, 2012.

(3)
See footnote (3) on page 47 for the definition of NOI.

(4)
See footnote (4) on page 48 for the definition of FFO and Normalized FFO.

        We refer to the 41 properties (50 buildings) we owned on December 31, 2012 and which we have owned continuously since January 1, 2011, excluding properties classified as discontinued operations, as comparable properties. We refer to the 22 properties (29 buildings) and 12 properties (16 buildings), which 12 properties are included in the previously referenced 22 properties, that we owned as of December 31, 2012 and 2011, respectively, which we acquired during the period from January 1, 2011 to December 31, 2012, as acquired properties. Our consolidated income statement for the year ended December 31, 2012 includes the operating results of 12 acquired properties (16 buildings) for the entire year and 10 acquired properties (13 buildings) for less than the entire year, as we acquired those 12 properties (16 buildings) prior to January 1, 2012 and we acquired those 10 properties (13 buildings) during that period. Our consolidated income statement for the year ended December 31, 2011 includes the operating results of 12 acquired properties (16 buildings) for less than the entire year, as those properties were purchased during 2011.

        References to changes in the income and expense categories below relate to the comparison of consolidated results for the year ended December 31, 2012, compared to the year ended December 31, 2011.

        Rental income.    The increase in rental income reflects the effects of acquired properties, partially offset by lower revenues for comparable properties. Rental income for acquired properties increased $9,201 from properties acquired during 2012 and $30,228 from properties acquired during 2011. Rental income for comparable properties decreased $3,803 primarily due to a decrease in occupancy at two of our properties, partially offset by the effect of net rental increases at certain of our other properties. Rental income includes non-cash straight line rent adjustments totaling approximately $3,428 in 2012 and $1,565 in 2011 and net amortization of acquired leases and assumed lease obligations totaling approximately ($2,056) in 2012 and ($725) in 2011.

        Real estate taxes.    The increase in real estate taxes primarily reflects the effects of acquired properties. Real estate taxes for acquired properties increased $806 from properties acquired during 2012 and $3,083 from properties acquired during 2011. Real estate taxes for comparable properties increased $170 primarily due to the combined effects of higher tax assessments at certain of our properties, partially offset by lower assessed values from successful property tax appeals at certain of our other properties.

        Utility expenses.    The increase in utility expenses reflects the effects of acquired properties, partially offset by lower utility expenses for comparable properties. Utility expenses for acquired properties increased $520 from properties acquired during 2012 and $2,907 from properties acquired during 2011. Utility expenses at comparable properties declined due to decreased tenant usage as a result of the warmer than normal temperatures experienced in many parts of the United States in early 2012, a decrease in usage at certain of our properties as a result of increased vacancies and the impact of energy conservation efforts at certain of our properties.

        Other operating expenses.    The increase in other operating expenses reflects the effects of acquired properties in addition to a slight decrease in other operating expenses for comparable properties. Other operating expenses for acquired properties increased $1,457 for properties acquired during 2012 and $6,206 for properties acquired during 2011. Other operating expenses at comparable properties decreased $362 primarily as a result of lower snow removal costs at certain of our properties, partially offset by higher repair and maintenance expense.

        Depreciation and amortization.    The increase in depreciation and amortization reflects the effect of property acquisitions and improvements made to certain of our properties since January 1, 2011. Depreciation and amortization for acquired properties increased $2,911 for properties acquired during 2012 and $9,154 for properties acquired during 2011. Depreciation and amortization at comparable properties decreased $771 due primarily to certain of our depreciable leasing related assets becoming fully depreciated in 2011 and 2012, partially offset by improvements made to certain properties after January 1, 2011.

        Acquisition related costs.    Acquisition related costs represent legal and other due diligence costs incurred in connection with our acquisition activity during 2012 and 2011.

        General and administrative.    The increase in general and administrative expenses primarily reflects the increase in amounts due under our business management agreement in 2012 due to our property acquisitions since January 1, 2011.

        Interest and other income.    The decrease in interest and other income is primarily the result of a smaller average amount of investable cash in 2012 compared to 2011.

        Interest expense.    The increase in interest expense reflects a higher average outstanding debt balance during 2012 compared to 2011, partially offset by a lower weighted average interest rate in 2012.

        Income tax expense.    The decrease in income tax expense is a result of lower state income taxes in 2012 compared to 2011.

        Equity in earnings of an investee.    Equity in earnings of an investee represents our proportionate share of earnings from our investment in AIC.

        Income from discontinued operations.    Income from discontinued operations reflects operating results of two properties sold during the three months ended March 31, 2013 and three properties held for sale as of December 31, 2013. Income from discontinued operations in 2012 includes a $494 loss on asset impairment.

        Net income.    Our net income increased in 2012 compared to 2011 as a result of the changes noted above. On a per share basis, net income in 2012 is lower compared to 2011 principally due to our issuance of common shares pursuant to public offerings in 2012 and 2011.

LIQUIDITY AND CAPITAL RESOURCES

Our Operating Liquidity and Resources (dollar amounts in thousands)

        Our principal source of funds to meet operating expenses and pay distributions on our common shares is rental income from our properties. We believe that these sources and our operating cash flow will be sufficient to pay our operating expenses, debt service and distributions on our common shares for the next 12 months and the foreseeable future thereafter. Our future cash flows from operating activities will depend primarily upon our ability to:

  •
  maintain or increase the occupancy of, and the rental rates at, our properties;

  •
  control operating cost increases at our properties; and

  •
  purchase additional properties which produce cash flows from operations in excess of our cost of acquisition capital.

        We generally do not intend to purchase "turn around" properties, or properties which do not generate positive cash flows. Our future purchases of properties which generate positive cash flow cannot be accurately projected because such purchases depend upon available opportunities which come to our attention and upon our ability to successfully acquire and operate such properties.

        Our changes in cash flows for the year ended December 31, 2013 compared to the year ended December 31, 2012 were as follows: (i) cash provided by operating activities increased from $100,308 in 2012 to $108,391 in 2013; (ii) cash used in investing activities decreased from $232,467 in 2012 to $117,507 in 2013; and (iii) cash provided by financing activities decreased from $134,142 in 2012 to $11,524 in 2013.

        The increase in cash provided by operating activities for the year ended December 31, 2013 compared to the prior year was due primarily to increased operating cash flow from our acquisitions after January 1, 2012. The decrease in cash used in investing activities for the year ended December 31, 2013 compared to the prior year was due primarily to our acquisition of 10 properties (13 buildings) during 2012 for an aggregate purchase price of $213,626, excluding acquisition costs, compared to our acquisition of five properties (eight buildings) during 2013 for an aggregate purchase price of $99,518, excluding acquisition costs, and net proceeds received from our sale of two properties (two buildings) during 2013. The decrease in cash provided by financing activities for the year ended December 31, 2013 compared to the prior year was due primarily to higher net borrowings and a public equity offering during 2012 to fund acquisitions and an increase in distributions paid to common shareholders during 2013.

Our Investment and Financing Liquidity and Resources (dollar amounts in thousands, except per share and per square foot amounts)

        In order to fund acquisitions and to meet cash needs that may result from timing differences between our receipt of rents and our desire or need to make distributions or pay operating or capital expenses, we maintain a $550,000 unsecured revolving credit facility with a group of institutional lenders. The maturity date of our revolving credit facility is October 19, 2015 and, subject to the payment of an extension fee and meeting certain other conditions, includes an option for us to extend the stated maturity date of our revolving credit facility by one year to October 19, 2016. In addition, our revolving credit facility includes a feature under which maximum borrowings may be increased to up to $1,100,000 in certain circumstances. Borrowings under our revolving credit facility bear interest at a rate of LIBOR plus a premium, which was 150 basis points as of December 31, 2013. We also pay a facility fee of 35 basis points per annum on the total amount of lending commitments under our revolving credit facility. Both the interest rate premium and the facility fee are subject to adjustment based upon changes to our credit ratings. We can borrow, repay and reborrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity. As of December 31, 2013, the interest rate payable on borrowings under our revolving credit facility was 1.7%, and the weighted average interest rate for borrowings under our revolving credit facility was 1.7% for the year ended December 31, 2013. As of December 31, 2013 and February 18, 2014, we had $157,000 and $135,000, respectively, outstanding under our revolving credit facility and $393,000 and $415,000, respectively, available to borrow under our revolving credit facility.

        We also have a $350,000 unsecured term loan which matures on January 11, 2017 and is prepayable without penalty at any time. The amount outstanding under our term loan bears interest at LIBOR plus a premium, which was 175 basis points as of December 31, 2013. The interest rate premium is subject to adjustment based upon changes to our credit ratings. As of December 31, 2013, the interest rate for the amount outstanding under our term loan was 1.9% and the weighted average interest rate for the amount outstanding under our term loan was 1.9%, for the year ended December 31, 2013.

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

        On each of February 22, 2013, May 24, 2013, August 23, 2013 and October 25, 2013, we paid a $0.43 per share distribution to our common shareholders in the amount of $23,497, $23,505, $23,510 and $23,531, respectively. We funded these distributions using cash on hand and borrowings under our revolving credit facility. On January 3, 2014, we declared a distribution payable to common shareholders of record on January 13, 2014, in the amount of $0.43 per share, or $23,531. We expect to pay this distribution on or about February 21, 2014 using cash on hand and borrowings under our revolving credit facility.

        During the years ended December 31, 2013 and 2012, amounts capitalized at our properties, excluding properties classified as discontinued operations, for tenant improvements, leasing costs, building improvements and development and redevelopment activities were as follows:

	Year Ended December 31,
	2013	2012
Tenant improvements(1)	$8,659	$5,398
Leasing costs(2)	$5,574	$5,709
Building improvements(3)	$7,015	$4,058
Development, redevelopment and other activities(4)	$7,734	$6,359

(1)
Tenant improvements include capital expenditures used to improve tenants' space or amounts paid directly to tenants to improve their space.

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

        Leases at our properties, excluding properties classified as discontinued operations, totaling 935,282 rentable square feet expired during the year ended December 31, 2013. During the year ended December 31, 2013 we entered into leases totaling 1,017,753 rentable square feet, which includes lease renewals of 726,826 rentable square feet. The weighted (by rentable square feet) average rental rates for leases of 813,614 rentable square feet entered into with government tenants during the year ended December 31, 2013 increased by 10.7%, when compared to the weighted (by rentable square feet) average prior rents for the same space or, in the case of space acquired vacant, market rental rates for similar space in the building at the date of acquisition. The weighted (by rentable square feet) average rental rates for leases of 204,139 rentable square feet entered into with non-government tenants during the year ended December 31, 2013 decreased by 12.3% when compared to the weighted (by rentable square feet) average rental rates previously charged for the same space or, in the case of space acquired vacant, market rental rates for similar space in the building at the date of acquisition.

        During the year ended December 31, 2013, commitments made for expenditures, such as tenant improvements and leasing costs, in connection with leasing space at our properties, excluding properties classified as discontinued operations, were as follows:

	Government Leases	Non-Government Leases	Total
Rentable square feet leased during the year	813,614	204,139	1,017,753
Tenant leasing costs and concession commitments(1)	$15,142	$10,353	$25,495
Tenant leasing costs and concession commitments per rentable square foot(1)	$18.61	$50.72	$25.05
Weighted (by square feet) average lease term (years)	8.6	9.0	8.7
Total leasing costs and concession commitments per rentable square foot per year(1)	$2.17	$5.63	$2.89

(1)
Includes commitments made for leasing expenditures and concessions, such as improvements, leasing commissions, tenant reimbursements and free rent.

        As of December 31, 2013, our contractual obligations were as follows:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Long term debt obligations	$596,044	$2,072	$231,707	$361,915	$350
Tenant related obligations(1)	16,557	15,524	47	987	—
Projected interest expense(2)	48,270	16,939	29,847	1,479	5

Total	$653,852	$27,877	$261,601	$364,380	$355

(1)
Committed tenant related obligations include leasing commissions and tenant improvements and are based on leases in effect as of December 31, 2013.

(2)
Projected interest expense is attributable to only our long term debt obligations as of December 31, 2013 at existing rates and is not intended to project future interest costs which may result from debt prepayments, new debt issuances or changes in interest rates. Projected interest expense does not include interest which may become payable under our revolving credit facility.

Off Balance Sheet Arrangements

        As of December 31, 2013, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Debt Covenants (dollars in thousands)

        Our principal debt obligations at December 31, 2013 were outstanding borrowings under our $550,000 revolving credit facility, our $350,000 term loan and four secured mortgage loans assumed in connection with certain of our acquisitions. Our mortgage loans are non-recourse, subject to certain limited exceptions, and do not contain any material financial covenants. Our revolving credit facility agreement and our term loan agreement contain a number of covenants which restrict our ability to incur debts in excess of calculated amounts, restrict our ability to make distributions under certain circumstances and generally require us to maintain certain financial ratios. Our revolving credit facility agreement and our term loan agreement provide for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, such as a change of control of us, which includes RMR ceasing to act as our business manager and property manager. We believe we were in compliance with all of our covenants under our revolving credit facility agreement and our term loan agreement at December 31, 2013.

        Our revolving credit facility agreement and our term loan agreement contain cross default provisions, which are generally triggered upon default of any of our other debts of at least $25,000 or more that are recourse debts and to any other debts of $50,000 or more that are non-recourse debts.

Related Person Transactions

        We have relationships and historical and continuing transactions with our Trustees, our executive officers, RMR, CWH, AIC and other companies to which RMR provides management services and others affiliated with them. For example, we have no employees and personnel and various services we require to operate our business are provided to us by RMR pursuant to management agreements; and RMR is owned by our Managing Trustees. Also, as a further example, we have relationships with other companies to which RMR provides management services and which have trustees, directors and officers who are also trustees, directors or officers of ours or RMR, including CWH, which is our former parent and from which we have previously acquired properties that are majority leased to government tenants; and we, RMR, CWH and five other companies to which RMR provides management services each currently own 12.5% of AIC, and we and the other shareholders of AIC have property insurance in place providing $500.0 million of coverage pursuant to an insurance program arranged by AIC and with respect to which AIC is a reinsurer of certain coverage amounts. For further information about these and other such relationships and related person transactions, please see Note 5 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K, which is incorporated herein by reference, and the section captioned "Business" above in Part I, Item 1 of this Annual Report on Form 10-K. In addition, for more information about these transactions and relationships and about the risks that may arise as a result of these and other related person transactions and relationships, please see elsewhere in this Annual Report on Form 10-K, including "Warning Concerning Forward Looking Statements" and Part I, Item 1A, "Risk Factors." Copies of certain of our agreements with these related parties, including our business management agreement and property management agreement with RMR, various agreements we have entered with CWH and our shareholders agreement with AIC and its shareholders, are publicly available as exhibits to our public filings with the SEC and accessible at the SEC's website, www.sec.gov.

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

        We compute depreciation expense using the straight line method over estimated useful lives of up to 40 years for buildings and improvements, and up to 12 years for personal property. We do not depreciate the allocated cost of land. We amortize capitalized above market lease values as a reduction to rental income over the terms of the respective leases. We amortize capitalized below market lease values as an increase to rental income over the terms of the respective leases. We amortize the value of acquired in place leases exclusive of the value of above market and below market acquired leases to expense over the periods of the respective leases. If a lease is terminated prior to its stated expiration, all unamortized amounts relating to that lease are written off. Purchase price allocations require us to make certain assumptions and estimates. Incorrect assumptions and estimates may result in inaccurate depreciation and amortization charges over future periods.

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

Impact of Inflation

        Inflation in the past several years in the United States has been modest. Future inflation might have either positive or negative impacts on our business. Inflation might cause the value of our real estate to increase in the future. Inflation might also cause our costs of equity and debt capital and operating costs to increase. An increase in our capital costs or in our operating costs may result in decreased earnings unless it is offset by increased revenues. Our government leases generally provide for annual rent increases based on a cost of living index calculation which should help mitigate against any increased costs as a result of inflation. Further, inflation may permit us to increase rents upon renewal or enter new leases above the previous rent amount for the leased space.

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

Impact of Climate Change

        The current political debate about climate change has resulted in various treaties, laws and regulations which are intended to limit carbon emissions. We believe these laws being enacted or proposed may cause energy costs at our properties to increase in the future. In an effort to reduce the effects of any increased energy costs in the future, we and RMR continuously study ways to improve the energy efficiency at all of our properties. RMR is a member of the Energy Star Partner program, a joint program of the U.S. Environmental Protection Agency and the U.S. Department of Energy which is focused on promoting energy efficiency at commercial properties through its "Energy Star" label program, and a member of the U.S. Green Building Council, a nonprofit organization focused on promoting energy efficiency at commercial properties through its leadership in energy and environmental design, or LEED®, green building program. We do not expect the direct impact of these possible increases in energy costs resulting from laws designed to address climate change to be material to our results of operations because the increased costs either may be the responsibility of our tenants directly or in large part passed through by us to our tenants as additional rent. Although we do not believe it is likely in the foreseeable future, laws enacted to mitigate climate change may make some of our buildings obsolete or cause us to make material investments in our properties which could materially and adversely affect our financial condition and results of operations.

        There have recently been severe weather activities in different parts of the country that some observers believe evidence global climate change, including the recent Hurricane Sandy and Polar Vortex that impacted portions of the United States in October 2012 and January 2014 respectively. Such severe weather that may result from climate change may have an adverse effect on individual properties we own. We mitigate these risks by owning a diversified portfolio of properties and by procuring insurance coverage we believe adequate to protect us from material damages and losses from such activities. However, there can be no assurance that our mitigation efforts will be sufficient or that storms that may occur due to future climate change or otherwise could not have a material adverse effect on our business.

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

        At December 31, 2013, our outstanding fixed rate debt consisted of the following:

Debt	Principal Balance	Annual Interest Rate(1)	Annual Interest Expense	Maturity	Interest Payments Due
Mortgage	$47,968	5.73%	$2,787	2015	Monthly
Mortgage	24,147	6.21%	1,520	2016	Monthly
Mortgage	9,170	7.00%	642	2019	Monthly
Mortgage	7,759	8.15%	632	2021	Monthly

	$89,044		$5,581

(1)
The principal balances and interest rates are the amounts determined pursuant to the contracts. In accordance with GAAP, our carrying values and recorded interest expense may differ from these amounts because of market conditions at the time we assumed these debts. For more information, see Notes 7 and 8 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

        Our mortgages require principal and interest payments through maturity pursuant to amortization schedules. Because these debts bear interest at a fixed rate, changes in market interest rates during the term of these debts will not affect our interest obligations. If these debts were refinanced at interest rates which are 100 basis points higher or lower than shown above, our per annum interest cost would increase or decrease, respectively, by approximately $900.

        Changes in market interest rates would affect the fair value of our fixed rate debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt. Based on the balances outstanding at December 31, 2013, and discounted cash flow analysis through the respective maturity dates, and assuming no other changes in factors that may affect the fair value of our fixed rate debt obligations, a hypothetical immediate 100 basis point increase in interest rates would decrease the fair value of those obligations by approximately $1,891, and a hypothetical immediate 100 basis point decrease in interest rates would increase the fair value of those obligations by approximately $2,185.

        Some of our fixed rate secured debt arrangements allow us to make repayments earlier than the stated maturity date. In some cases, we are not allowed to make early repayment prior to a cutoff date and we are generally allowed to make prepayments only at a premium equal to a make whole amount, as defined, which is generally designed to preserve a stated yield to the note holder. These prepayment rights may afford us opportunities to mitigate the risk of refinancing our debts at maturity at higher rates by refinancing prior to maturity.

        At December 31, 2013, our floating rate debt consisted of $157,000 outstanding under our $550,000 unsecured revolving credit facility and our $350,000 unsecured term loan. Our revolving credit facility matures in October 2015, and subject to our meeting certain conditions, including our payment of an extension fee, we have the option to extend the stated maturity by one year to October 2016. No principal repayments are required under our revolving credit facility or term loan prior to maturity, and prepayments under our revolving credit facility may be made, and redrawn subject to conditions, at any time without penalty. Borrowings under our revolving credit facility and term loan are in U.S. dollars and bear interest at a rate of LIBOR plus a premium that is subject to adjustment based upon changes to our credit ratings. Accordingly, we are vulnerable to changes in U.S. dollar based short term rates, specifically LIBOR. There have been recent governmental inquiries regarding the setting of LIBOR, which may result in changes to the process that could have the effect of increasing LIBOR. In addition, upon renewal or refinancing of our revolving credit facility or our term loan, we are vulnerable to increases in interest rate premiums due to market conditions or our perceived credit risk. Generally, a change in interest rates generally would not affect the value of our floating rate debt but would affect our operating results.

        The following table presents the impact a 100 basis point increase in interest rates would have on our annual floating rate interest expense as of December 31, 2013:

	Impact of Changes in Interest Rates
	Interest Rate(1)	Outstanding Debt	Total Interest Expense Per Year	Annual Earnings Per Share Impact(2)
At December 31, 2013	1.8%	$507,000	$9,253	$0.17
100 bps increase	2.8%	507,000	14,393	0.26

(1)
Weighted based on the respective interest rates and outstanding borrowings under our credit agreement and term loan as of December 31, 2013.

(2)
Based on the weighted average shares outstanding for the year ended December 31, 2013.

        The following table presents the impact a 100 basis point increase in interest rates would have on our annual floating rate interest expense as of December 31, 2013 if we were fully drawn on our revolving credit facility and our term loan remained outstanding:

	Impact of Changes in Interest Rates
	Interest Rate(1)	Outstanding Debt	Total Interest Expense Per Year	Annual Earnings Per Share Impact(2)
At December 31, 2013	1.8%	$900,000	$16,425	$0.30
100 bps increase	2.8%	900,000	25,550	0.47

(1)
Weighted based on the respective interest rates and outstanding borrowings under our credit agreement and term loan (assuming fully drawn) as of December 31, 2013.

(2)
Based on the weighted average shares outstanding for the year ended December 31, 2013.

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

        There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

        Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) in Internal Control—Integrated Framework. Based on our assessment, we believe that, as of December 31, 2013, our internal control over financial reporting is effective.

        Ernst & Young LLP, the independent registered public accounting firm that audited our 2013 consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting. Its report appears elsewhere herein.

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

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Equity Compensation Plan Information.    We may grant our common shares to our officers and other employees of RMR under our equity compensation plan adopted in 2009, or the 2009 Plan. In addition, each of our Trustees receives 2,000 common shares per year under the 2009 Plan as part of his or her annual compensation for serving as a trustee. The terms of grants made under the 2009 Plan are determined by the Compensation Committee of our Board of Trustees, at the time of the grant. The following table is as of December 31, 2013.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders—2009 Plan	None.	None.	1,723,212(1)
Equity compensation plans not approved by security holders	None.	None.	None.
Total	None.	None.	1,723,212(1)

(1)
Pursuant to the terms of the 2009 Plan, in no event shall the number of common shares issued under the 2009 Plan exceed 2,000,000. Since the 2009 Plan was established, 276,788 share awards have been granted.

        Payments by us to RMR are described in Note 5 to our Consolidated Financial Statements included in Part IV, Item 5 of this Annual Report on Form 10-K. The remainder of the information required by Item 12 is incorporated by reference to our definitive Proxy Statement.

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
10.2	Registration Agreement, dated as of March 11, 2013, between the Company and CommonWealth REIT. (Incorporated by reference to the Company's Registration Statement on Form S-3, File No. 333-187171.)
10.3
Credit Agreement, dated as of October 28, 2010, among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and each of the other financial institutions initially a signatory thereto. (Incorporated by reference to the Company's Current Report on Form 8-K dated October 29, 2010.)

Exhibit Number	Description
10.4	First Amendment to Credit Agreement, dated as of October 18, 2011, among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and each of the other financial institutions party thereto. (Incorporated by reference to the Company's Current Report on Form 8-K dated October 19, 2011.)
10.5
Second Amendment to Credit Agreement, dated as of August 27, 2013, among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and each of the other financial institutions party thereto. (Incorporated by reference to the Company's Current Report on Form 8-K dated August 27, 2013.)
10.6
Term Loan Agreement, dated as of January 12, 2012, among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and each of the other financial institutions initially a signatory thereto. (Incorporated by reference to the Company's Current Report on Form 8-K dated January 12, 2012.)
10.7
First Amendment to Term Loan Agreement, dated as of August 27, 2013, among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and each of the other financial institutions party thereto. (Incorporated by reference to the Company's Current Report on Form 8-K dated August 27, 2013.)
10.8
Amended and Restated Business Management Agreement, dated as of December 23, 2013, between the Company and Reit Management & Research LLC.(+) (Incorporated by reference to the Company's Current Report on Form 8-K dated December 23, 2013.)
10.9
Amended and Restated Property Management Agreement, dated as of January 11, 2011, between the Company and Reit Management & Research LLC.(+) (Incorporated by reference to the Company's Current Report on Form 8-K dated January 11, 2011.)
10.10
First Amendment to Amended and Restated Property Management Agreement, dated as of December 10, 2012, between the Company and Reit Management & Research LLC.(+) (Incorporated by reference to the Company's Current Report on Form 8-K dated December 10, 2012.)
10.11	2009 Incentive Share Award Plan.(+) (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.)
10.12	Form of Restricted Share Agreement.(+) (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.)
10.13	Form of Indemnification Agreement.(+) (Incorporated by reference to the Company's Current Report on Form 8-K dated May 16, 2012.)
10.14	Summary of Trustee Compensation.(+) (Incorporated by reference to the Company's Current Report on Form 8-K dated May 21, 2013.)
10.15
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
21.1	Subsidiaries of the Company. (Filed herewith.)
23.1	Consent of Ernst & Young LLP. (Filed herewith.)

Exhibit Number	Description
23.2	Consent of Sullivan & Worcester LLP. (Contained in Exhibit 8.1.)
31.1	Rule 13a-14(a) Certification. (Filed herewith.)
31.2	Rule 13a-14(a) Certification. (Filed herewith.)
31.3	Rule 13a-14(a) Certification. (Filed herewith.)
31.4	Rule 13a-14(a) Certification. (Filed herewith.)
32.1	Section 1350 Certification. (Furnished herewith.)
101.1
The following materials from the Company's Annual Report on Form 10-K for the year ended December 31, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statements of Shareholders' Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these financial statements, tagged as blocks of text and in detail. (Filed herewith.)

(+)
Management contract or compensatory plan or arrangement.

Report of Independent Registered Public Accounting Firm

To the Trustees and Shareholders of Government Properties Income Trust

        We have audited the accompanying consolidated balance sheets of Government Properties Income Trust (the "Company") as of December 31, 2013 and 2012, and the related consolidated statements of income and comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Government Properties Income Trust at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Government Properties Income Trust's internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 19, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Boston, Massachusetts February 19, 2014

 Report of Independent Registered Public Accounting Firm

To the Trustees and Shareholders of Government Properties Income Trust

        We have audited Government Properties Income Trust's internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Government Properties Income Trust's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Assessment of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, Government Properties Income Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2013 consolidated financial statements of Government Properties Income Trust and our report dated February 19, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Boston, Massachusetts February 19, 2014

GOVERNMENT PROPERTIES INCOME TRUST

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	December 31,
	2013	2012
ASSETS
Real estate properties:
Land	$243,686	$234,395
Buildings and improvements	1,324,876	1,233,468

	1,568,562	1,467,863
Accumulated depreciation	(187,635)	(156,661)

	1,380,927	1,311,202
Assets of discontinued operations	25,997	47,142
Acquired real estate leases, net	142,266	144,402
Cash and cash equivalents	7,663	5,255
Restricted cash	1,689	1,553
Rents receivable, net	33,350	28,882
Deferred leasing costs, net	11,618	7,620
Deferred financing costs, net	3,911	5,718
Other assets, net	25,031	10,360

Total assets	$1,632,452	$1,562,134

LIABILITIES AND SHAREHOLDERS' EQUITY
Unsecured revolving credit facility	$157,000	$49,500
Unsecured term loan	350,000	350,000
Mortgage notes payable	90,727	93,127
Liabilities of discontinued operations	276	298
Accounts payable and accrued expenses	23,216	18,910
Due to related persons	2,474	3,719
Assumed real estate lease obligations, net	19,084	19,129

Total liabilities	642,777	534,683

Commitments and contingencies
Shareholders' equity:
Common shares of beneficial interest, $.01 par value: 70,000,000 shares authorized, 54,722,018 and 54,643,888 shares issued and outstanding, respectively	547	547
Additional paid in capital	1,105,679	1,103,982
Cumulative net income	191,913	137,293
Cumulative other comprehensive income	49	99
Cumulative common distributions	(308,513)	(214,470)

Total shareholders' equity	989,675	1,027,451

Total liabilities and shareholders' equity	$1,632,452	$1,562,134

See accompanying notes.

GOVERNMENT PROPERTIES INCOME TRUST

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(amounts in thousands, except per share data)

	Year Ended December 31,
	2013	2012	2011
Rental income	$226,910	$203,700	$168,074

Expenses:
Real estate taxes	25,710	22,485	18,426
Utility expenses	17,116	15,767	13,918
Other operating expenses	41,134	37,074	29,773
Depreciation and amortization	55,699	49,070	37,776
Acquisition related costs	2,439	1,614	3,504
General and administrative	12,710	11,924	10,469

Total expenses	154,808	137,934	113,866

Operating income	72,102	65,766	54,208
Interest and other income	37	29	104
Interest expense (including net amortization of debt premiums and deferred financing fees of $1,340, $1,332 and $1,045, respectively)	(16,831)	(16,892)	(12,057)

Income from continuing operations before income tax expense and equity in earnings of an investee	55,308	48,903	42,255
Income tax expense	(133)	(159)	(203)
Equity in earnings of an investee	334	316	139

Income from continuing operations	55,509	49,060	42,191
Income (loss) from discontinued operations	(889)	900	3,806

Net income	54,620	49,960	45,997
Other Comprehensive income (loss):
Equity in unrealized gain (loss) of an investee	(50)	22	75

Other Comprehensive income (loss)	(50)	22	75

Comprehensive income	$54,570	$49,982	$46,072

Weighted average common shares outstanding	54,680	48,617	43,368

Per common share amounts:
Income from continuing operations per common share	$1.02	$1.01	$0.97
Income (loss) from discontinued operations per common share	(0.02)	0.02	0.09

Net income per common share	$1.00	$1.03	$1.06

See accompanying notes.

GOVERNMENT PROPERTIES INCOME TRUST

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(dollars in thousands)

	Number of Shares	Common Shares	Additional Paid In Capital	Cumulative Net Income	Cumulative Other Comprehensive Income (Loss)	Cumulative Common Distributions	Total
Balance at December 31, 2010	40,500,800	$405	$776,913	$41,336	$2	$(61,259)	$757,397
Issuance of shares, net	6,500,000	65	157,805	—	—	—	157,870
Share grants	50,850	1	720	—	—	—	721
Equity in unrealized gain of an investee	—	—	—	—	75	—	75
Net income	—	—	—	45,997	—	—	45,997
Distributions to common shareholders	—	—	—	—	—	(70,392)	(70,392)

Balance at December 31, 2011	47,051,650	471	935,438	87,333	77	(131,651)	891,668
Issuance of shares, net	7,500,000	75	166,643	—	—	—	166,718
Share grants	92,238	1	1,901	—	—	—	1,902
Equity in unrealized gain of an investee	—	—	—	—	22	—	22
Net income	—	—	—	49,960	—	—	49,960
Distributions to common shareholders	—	—	—	—	—	(82,819)	(82,819)

Balance at December 31, 2012	54,643,888	547	1,103,982	137,293	99	(214,470)	1,027,451
Share grants	78,130	—	1,697	—	—	—	1,697
Equity in unrealized loss of an investee	—	—	—	—	(50)	—	(50)
Net income	—	—	—	54,620	—	—	54,620
Distributions to common shareholders	—	—	—	—	—	(94,043)	(94,043)

Balance at December 31, 2013	54,722,018	$547	$1,105,679	$191,913	$49	$(308,513)	$989,675

See accompanying notes.

GOVERNMENT PROPERTIES INCOME TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Year Ended December 31,
	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$54,620	$49,960	$45,997
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	34,694	32,348	26,886
Net amortization of debt premium and deferred financing fees	1,340	1,332	1,045
Straight line rental income	(3,067)	(3,553)	(1,729)
Amortization of acquired real estate leases	21,608	19,507	13,071
Amortization of deferred leasing costs	1,599	1,122	630
Other non-cash expenses	1,268	1,598	763
Loss on asset impairment	10,142	494	—
Net gain on sale of properties	(8,168)	—	—
Equity in earnings of an investee	(334)	(316)	(139)
Change in assets and liabilities:
Restricted cash	(136)	183	(188)
Deferred leasing costs	(4,279)	(5,183)	(2,702)
Rents receivable	(1,565)	3,454	(8,071)
Other assets	(1,063)	257	(1,708)
Accounts payable and accrued expenses	2,492	(940)	3,909
Due to related persons	(760)	45	2,723

Cash provided by operating activities	108,391	100,308	80,487

CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate acquisitions and deposits	(112,574)	(213,626)	(387,491)
Real estate improvements	(23,252)	(18,841)	(3,060)
Proceeds from sale of properties, net	18,319	—	—

Cash used in investing activities	(117,507)	(232,467)	(390,551)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common shares, net	—	166,718	157,870
Repayment of mortgage notes payable	(1,933)	(1,793)	(1,005)
Borrowings on unsecured revolving credit facility	216,500	230,500	472,500
Repayments on unsecured revolving credit facility	(109,000)	(526,500)	(245,000)
Proceeds from unsecured term loan	—	350,000	—
Financing fees	—	(1,964)	(3,074)
Distributions to common shareholders	(94,043)	(82,819)	(70,392)

Cash provided by financing activities	11,524	134,142	310,899

Increase in cash and cash equivalents	2,408	1,983	835
Cash and cash equivalents at beginning of year	5,255	3,272	2,437

Cash and cash equivalents at end of year	$7,663	$5,255	$3,272

Supplemental cash flow information
Interest paid	$15,336	$15,469	$10,309
Income taxes paid	169	117	72
Non-cash investing activities
Real estate acquisitions funded with the assumption of mortgage debt	—	—	(49,395)
Non-cash financing activities
Assumption of mortgage debt	$—	$—	$49,395
Issuance of common shares	1,697	1,902	721

See accompanying notes.

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

Note 1. Organization

        Government Properties Income Trust, or the Company, we or us, was organized as a real estate investment trust, or REIT, under Maryland law on February 17, 2009 as a wholly owned subsidiary of CommonWealth REIT, or CWH. On April 24, 2009, we acquired 100% ownership of our 22 initial properties (29 buildings), or the Initial Properties, by means of a contribution from CWH to one of our subsidiaries. On June 8, 2009, completed our initial public offering, or IPO, and we became a separate publicly owned company.

        As of December 31, 2013, excluding three properties (three buildings) classified as discontinued operations, we owned 68 properties (87 buildings), or the Properties, located in 31 states and the District of Columbia containing approximately 10.3 million rentable square feet.

Note 2. Summary of Significant Accounting Policies

        Basis of Presentation.    These consolidated financial statements include the accounts of us and our subsidiaries, all of which are 100% owned directly or indirectly by us. All intercompany transactions and balances with or among our consolidated subsidiaries have been eliminated. Prior to our IPO, CWH directly or indirectly wholly owned us, and we have presented applicable transactions at CWH's historical basis.

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

        Real Estate Properties.    We record our Initial Properties at cost to CWH and our other properties at our cost and depreciate real estate investments on a straight line basis over estimated useful lives of up to 40 years for buildings and improvements, and up to 12 years for personal property.

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

        We amortize capitalized above market lease values (included in acquired in place real estate leases in our consolidated balance sheets) and below market lease values (presented as assumed real estate lease obligations in our consolidated balance sheets) as a reduction or increase, respectively, to rental income over the terms of the associated leases. Such amortization resulted in net decreases to rental income of $1,123, $2,056, and $725 during the years ended December 31, 2013, 2012 and 2011, respectively. We amortize the value of acquired in place leases (included in acquired real estate leases in our consolidated balance sheets), exclusive of the value of above market and below market acquired in place leases, over the terms of the associated leases. Such amortization, which is included in depreciation and amortization expense, amounted to $20,482, $17,390, and $12,182 during the years ended December 31, 2013, 2012 and 2011, respectively. When a lease is terminated prior to its stated expiration, we write off the unamortized amounts relating to that lease.

        Capitalized above market lease values were $38,487 and $39,591 as of December 31, 2013 and 2012, respectively, net of accumulated amortization of $14,271 and $10,892, respectively. Capitalized below market lease values were $27,304 and $28,408 as of December 31, 2013 and 2012, respectively, net of accumulated amortization of $8,220 and $9,279, respectively.

        The value of acquired in place leases, exclusive of the value of above and below market acquired in place leases, were $167,256 and $148,372 as of December 31, 2013 and 2012, respectively, net of accumulated amortization of $49,207 and $32,669, respectively. Future amortization of net intangible lease assets and liabilities, to be recognized over the current terms of the associated leases as of December 31, 2013 are estimated to be $23,566 in 2014, $21,209 in 2015, $18,453 in 2016, $16,174 and 2017, $13,521 in 2018 and $30,259 thereafter.

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

        Deferred Leasing Costs.    Deferred leasing costs include brokerage, legal and other fees associated with the successful negotiation of leases and we amortize those costs, which are included in depreciation and amortization expense, on a straight line basis over the terms of the respective leases. Deferred leasing costs totaled $13,935 and $9,134 at December 31, 2013 and 2012, respectively, and accumulated amortization of deferred leasing costs totaled $2,317 and $1,514 at December 31 2013 and 2012, respectively. Future amortization of deferred leasing costs to be recognized during the current terms of our existing leases as of December 31, 2013, are estimated to be $1,913 in 2014, $1,844 in 2015, in $1,653 in 2016, $1,232 in 2017, $1,105 in 2018, and $3,871 thereafter.

        Deferred Financing Fees.    Deferred financing fees include issuance or assumption costs related to borrowings and we amortize those costs as interest expense over the terms of the respective loans. At both December 31, 2013 and 2012, deferred financing fees totaled $9,335. Accumulated amortization of deferred financing fees totaled $5,424 and $3,617 at December 31, 2013 and 2012, respectively. Future amortization of deferred financing fees to be recognized with respect to our loans as of December 31, 2013, are estimated to be $1,807 in 2014, $1,536 in 2015, $449 in 2016, $45 in 2017, $33 in 2018, and $41 thereafter.

        Revenue Recognition.    Rental income from operating leases is recognized on a straight line basis over the life of lease agreements. We increased rental income by $2,739, $3,428 and $1,565 to record revenue on a straight line basis during the years ended December 31, 2013, 2012 and 2011, respectively. Rents receivable include $10,515 and $7,776 of straight line rent receivables at December 31, 2013 and 2012, respectively.

        Income Taxes.    We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, or IRC, and, accordingly, we generally will not be subject to federal income taxes provided we distribute our taxable income and meet certain other requirements to qualify as a REIT. We are, however, subject to certain state and local taxes.

        Cumulative Other Comprehensive Income.    Cumulative other comprehensive income consists of the unrealized gains (losses) related to our investment in AIC, as described in Note 5.

        Reclassifications.    Certain reclassifications have been made to the prior years' financial statements to conform to the current year's presentation.

        Use of Estimates.    Preparation of these financial statements in conformity with U.S. generally accepted accounting principles, or GAAP, requires us to make estimates and assumptions that may affect the amounts reported in these consolidated financial statements and related notes. The actual results could differ from these estimates.

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

Note 3. New Accounting Pronouncements

        Effective January 2013, we adopted Financial Accounting Standards Board, or FASB, Accounting Standards Update No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This update is the culmination of the FASB's deliberation on reporting reclassification adjustments from accumulated other comprehensive income, or AOCI. This standard did not change the requirements for reporting net income or other comprehensive income. However, it requires disclosure of amounts reclassified out of AOCI in their entirety, by component, on the face of the statement of income and comprehensive income or in the notes thereto. Amounts that are not required to be reclassified in their entirety to net income must be cross-referenced to other disclosures that provide additional detail. This update was effective prospectively for annual and interim reporting periods beginning after December 15, 2012. The implementation of this update did not cause any material changes to the disclosures in, or the presentation of, our consolidated financial statements.

Note 4. Real Estate Properties

        As of December 31, 2013, we owned 68 properties (87 buildings), excluding three properties (three buildings) classified as discontinued operations, with an undepreciated carrying value of $1,568,562. We generally lease space in our properties on a gross lease or modified gross lease basis pursuant to fixed term operating leases expiring between 2014 and 2029. Certain of our government tenants have the right to terminate their leases before the lease term expires. Our leases generally require us to pay all or some property operating expenses and to provide all or most property management services. During the year ended December 31, 2013, we entered into 48 leases for 1,017,753 rentable square feet for a weighted (by revenue) average lease term of 8.7 years and we made commitments for approximately $25,495 of leasing related costs. We have unspent leasing related obligations of approximately $16,557 as of December 31, 2013.

        Our future minimum lease payments related to our properties, excluding properties classified as discontinued operations and estimated real estate tax and other expense reimbursements, scheduled to be received during the current terms of the existing leases as of December 31, 2013 are as follows:

2014	$214,261
2015	198,986
2016	178,076
2017	153,036
2018	128,404
Thereafter	342,036

$1,214,799

        As of December 31, 2013, excluding properties classified as discontinued operations, government tenants who currently represent approximately 3.6% of our total future minimum lease payments have currently exercisable rights to terminate their leases before the stated expirations. In 2014, 2015, 2016,

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

Note 4. Real Estate Properties (Continued)

2017, 2018, 2019, 2020 and 2022, early termination rights become exercisable by other government tenants who currently represent an additional approximately 2.6%, 3.5%, 9.7%, 3.1%, 1.7%, 8.8%, 5.9%, 1.4% and 2.3% of our total future minimum lease payments, respectively. In addition as of December 31, 2013, 10 of our state government tenants have the currently exercisable right to terminate their leases if these states do not appropriate rent in their respective annual budgets. These 10 tenants represent approximately 6.5% of our total future minimum lease payments. Also, one of our U.S. Government tenants has the option, pursuant to its lease, to acquire the property it leases from us, with a depreciated carrying value of $33,058 as of December 31, 2013, for $31,000 at the end of its lease term in 2015. We expect the depreciated carrying value of the property will be equal to or less than the tenant's purchase option price at the end of its lease term in 2015.

Acquisition Activities

        During the year ended December 31, 2013, we acquired four office properties (seven buildings) and one warehouse property (one building) located in four states for an aggregate purchase price of $99,518, excluding acquisition costs. We allocated the purchase prices of these acquisitions based on the estimated fair values of the acquired assets and assumed liabilities as follows:

Date	Location	Type	Number of Properties / Buildings	Square Feet	Purchase Price(1)	Land	Buildings and Improvements	Acquired Leases	Acquired Lease Obligations	Other Assumed Liabilities
August 2013	Chester, VA	Warehouse	1 / 1	228,108	$12,503	$1,478	$9,594	$1,440	$(9)	$—
August 2013	Bethesda, MD	Office	1 / 1	128,645	18,300	3,349	11,152	4,182	(383)	—
October 2013	Rancho Cordova, CA(2)	Office	1 / 1	93,807	21,190	562	16,922	5,498	(1,792)	—
November 2013	Fairfax, VA(2)	Office	1 / 4	170,940	31,500	2,529	21,386	8,005	(420)	(269)
December 2013	Montgomery, AL(2)	Office	1 / 1	49,370	16,025	1,374	11,658	3,776	(783)	—

			5 / 8	670,870	$99,518	$9,292	$70,712	$22,901	$(3,387)	$(269)

(1)
Purchase price excludes acquisition related costs.

(2)
The allocation of purchase price is based upon preliminary estimates and may change based upon the completion of our analysis of acquired in place leases.

        In August 2013, we acquired a warehouse property (one building) located in Chester, VA with 228,108 rentable square feet. This property is 100% leased to the U.S. Government and occupied by the United States Army. The purchase price was $12,503, excluding acquisition costs.

        Also in August 2013, we acquired an office property (one building) located in Bethesda, MD with 128,645 rentable square feet. This property is 100% leased to the U.S. Government and occupied by the National Institutes of Health. The purchase price was $18,300, excluding acquisition costs.

        In October 2013, we acquired an office property (one building) located in Rancho Cordova, CA with 93,807 rentable square feet. This property is 100% leased to the State of California and occupied by the Department of Consumer Affairs. The purchase price was $21,190, excluding acquisition costs.

        In November 2013, we acquired an office property (four buildings) located in Fairfax, VA with 170,940 rentable square feet. This property is 100% leased to eight tenants, of which 51% is leased to the Commonwealth of Virginia and occupied by Northern Virginia Community College. The purchase price was $31,500, excluding acquisition costs.

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

Note 4. Real Estate Properties (Continued)

        In December 2013, we acquired an office property (one building) located in Montgomery, AL with 49,370 rentable square feet. This property is 100% leased to the U.S. Government and occupied by the Social Security Administration. The purchase price was $16,025, excluding acquisition costs.

        In November 2013, we entered an agreement to acquire an office property (one building) located in Fairfax, VA with 83,130 rentable square feet. This property is 100% leased to the U.S. Government. The contract purchase price is $19,775, including the assumption of $14,576 of mortgage debt and excluding acquisition costs. As of December 31, 2013, we had made a deposit in the amount of $2,000 in connection with this acquisition, which is included in other assets on our consolidated balance sheet.

        In December 2013, we entered an agreement to acquire an office property (two buildings) located in Reston, VA with 406,388 rentable square feet. This property is 100% leased to the U.S. Government. The contract purchase price is $113,250, including the assumption of $83,000 of mortgage debt and excluding acquisition costs. As of December 31, 2013, we had made a deposit in the amount of $11,325 in connection with this acquisition, which is included in other assets on our consolidated balance sheet.

        Our pending acquisitions are subject to closing conditions typical of commercial real estate transactions and lender approval of our assumption of mortgage debt; accordingly, we can provide no assurance that we will acquire these properties or that these acquisitions will not be delayed or that the terms will not change.

Disposition Activities

        In February 2013, we sold an office property (one building) located in Oklahoma City, OK with 185,881 rentable square feet and a net book value of $8,069 for $16,300, excluding closing costs, and recognized a gain on sale of $8,198.

        In March 2013, we sold an office property (one building) located in Tucson, AZ with 31,051 rentable square feet and a net book value of $2,080 for $2,189, excluding closing costs, and recognized a loss on sale of $30.

        During the year ended December 31, 2013, we began marketing for sale three office properties (three buildings) located in Phoenix, AZ, San Diego, CA and Falls Church, VA, with an aggregate of 356,163 rentable square feet. The aggregate net book value of these properties, after recording a $10,142 loss on asset impairment on two of the three properties during the year ended December 31, 2013, totaled $25,604 at December 31, 2013. In January 2014, we entered an agreement to sell the property located in Phoenix, AZ with a net book value as of December 31, 2013 of $2,300, after recording an $8,344 loss on asset impairment, for $5,000, excluding closing costs. In February 2014, we entered an agreement to sell the property located in Falls Church, VA with a net book value as of December 31, 2013 of $12,289, after recording a $1,798 loss on asset impairment, for $15,750, excluding closing costs.

        Our pending dispositions are subject to various terms and conditions typical of commercial real estate transactions; accordingly we can provide no assurance that we will sell these properties or that these dispositions will not be delayed or that the terms will not change. See Note 8 regarding the fair value of assets and liabilities.

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

Note 4. Real Estate Properties (Continued)

        The two properties sold in 2013 and the three properties held for sale at December 31, 2013 are classified as discontinued operations in our consolidated financial statements. Summarized balance sheet and income statement information for properties classified as discontinued operations is as follows:

        Balance Sheet:

	December 31, 2013	December 31, 2012
Real estate properties	$25,574	$46,784
Acquired real estate leases, net	—	82
Rents receivable, net	381	217
Other assets, net	42	59

Assets of discontinued operations	$25,997	$47,142

Other liabilities	$276	$298

Liabilities of discontinued operations	$276	$298

        Statement of Operations:

	Year ended December 31,
	2013	2012	2011
Rental income	$4,580	$7,376	$10,876
Real estate taxes	(678)	(928)	(919)
Utility expenses	(539)	(1,043)	(1,398)
Other operating expenses	(966)	(1,484)	(2,011)
Depreciation and amortization	(1,025)	(2,096)	(2,313)
General and administrative	(287)	(431)	(429)
Loss on asset impairment	(10,142)	(494)	—
Net gain on sale of properties	8,168	—	—

Income (loss) from discontinued operations	$(889)	$900	$3,806

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

Note 5. Related Person Transactions

        We have adopted written Governance Guidelines that describe the consideration and approval of any related person transactions. Under these Governance Guidelines, we may not enter into any transaction in which any Trustee or executive officer, any member of the immediate family of any Trustee or executive officer or any other related person, has or will have a direct or indirect material interest unless that transaction has been disclosed or made known to our Board of Trustees and our Board of Trustees reviews and approves or ratifies the transaction by the affirmative vote of a majority of the disinterested Trustees, even if the disinterested Trustees constitute less than a quorum. If there are no disinterested Trustees, the transaction must be reviewed and approved or ratified by both (i) the affirmative vote of a majority of our Board of Trustees and (ii) the affirmative vote of a majority of our Independent Trustees. In determining whether to approve or ratify a transaction, our Board of Trustees, or disinterested Trustees or Independent Trustees, as the case may be, also act in accordance with any applicable provisions of our declaration of trust, consider all of the relevant facts and circumstances and approve only those transactions that are fair and reasonable to us and our shareholders. All related person transactions described below were reviewed and approved or ratified by a majority of the disinterested Trustees or otherwise in accordance with our policies and our declaration of trust, each as described above. In the case of transactions with us by RMR employees (other than our Trustees and executive officers) subject to our Code of Business Conduct and Ethics, the employee must seek approval from an executive officer who has no interest in the matter for which approval is being requested. Copies of our Governance Guidelines and Code of Business Conduct and Ethics are available on our website, www.govreit.com.

        RMR:    We have no employees. Personnel and various services we require to operate our business are provided to us by RMR. We have two agreements with RMR to provide management and administrative services to us: (i) a business management agreement, which relates to our business generally, and (ii) a property management agreement, which relates to our property level operations.

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

        Our Board of Trustees has given our Compensation Committee, which is comprised exclusively of our Independent Trustees, authority to act on our behalf with respect to our management agreements with RMR. The charter of our Compensation Committee requires the committee to annually review the terms of these agreements, evaluate RMR's performance under the agreements and determine whether to renew, amend or terminate the management agreements.

        In 2013, our Compensation Committee retained FTI Consulting, Inc., a nationally recognized compensation consultant experienced in REIT compensation programs, to assist the committee in developing the terms of the incentive fee payable to RMR under our business management agreement with RMR beginning in 2014. In connection with retaining this consultant, our Compensation

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

Note 5. Related Person Transactions (Continued)

Committee determined that the consultant did not have any conflicts of interest which would prevent the consultant from advising the committee.

        On December 23, 2013, we and RMR entered into an amended and restated business management agreement, effective with respect to services performed on and after January 1, 2014. Under the terms of this amended and restated business management agreement:

  •
  The annual amount of the base management fee to be paid to RMR by us for each applicable period will be equal to the lesser of:

  •
  the sum of (a) 0.5% of the average historical cost of our real estate assets acquired from a REIT to which RMR provided business management or property management services, or the Transferred Assets, immediately prior to the contribution, sale or other transfer of such property to us, plus (b) 0.7% of the average historical cost of our real estate investments excluding the Transferred Assets up to $250,000, plus (c) 0.5% of the average historical cost of our real estate investments excluding the Transferred Assets exceeding $250,000; and

  •
  the sum of (a) 0.7% of the average closing price per share of our common shares on the New York Stock Exchange, or the NYSE, during such period, multiplied by the average number of our common shares outstanding during such period, plus the daily weighted average of the aggregate liquidation preference of each class of our preferred shares outstanding during such period, plus the daily weighted average of the aggregate principal amount of our consolidated indebtedness during such period, or, together, our Average Market Capitalization, up to $250,000, plus (b) 0.5% of our Average Market Capitalization exceeding $250,000.

    The average historical cost of our real estate investments will include our consolidated assets invested, directly or indirectly, in equity interests in or loans secured by real estate and personal property owned in connection with such real estate (including acquisition related costs and costs which may be allocated to intangibles or are unallocated), all before reserves for depreciation, amortization, impairment charges or bad debts or other similar noncash reserves.

  •
  Although the fee calculation is stated in annual percentages, the base management fee will be paid monthly to RMR, ninety percent (90%) in cash and ten percent (10%) in our common shares, which shall be fully-vested when issued. The number of our common shares to be issued in payment of the base management fee for each month will be equal to the value of 10% of the total base management fee for that month divided by the average daily closing price of our common shares during that month.

  •
  The incentive management fee which may be earned by RMR for an annual period will be an amount, subject to a cap based on the value of our outstanding common shares, equal to 12% of the product of (a) our equity market capitalization on the last trading day on the year immediately prior to the relevant measurement period, and (b) the amount (expressed as a percentage) by which the total returns per share realized by the holders of our common shares (i.e., share price appreciation plus dividends) exceeds the total shareholder return of the SNL US REIT Equity Index (in each case subject to certain adjustments) for the relevant measurement period. The measurement periods are generally three-year periods ending with the year for which the incentive management fee is being calculated, with shorter periods applicable

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

Note 5. Related Person Transactions (Continued)

    in the case of the calculation of the incentive management fee for 2014 (one year) and 2015 (two years).

  •
  The incentive management fee is payable in our common shares, with one-third of our common shares issued in payment of an incentive management fee vested on the date of issuance, and the remaining two-thirds vesting thereafter in two equal annual installments. If the issuance of common shares in payment of a portion of the base management fee or incentive management fee would be limited by applicable law and regulations, such portion of the applicable fee will instead be paid in cash.

  •
  RMR and certain eligible transferees of our common shares issued in payment of the base management fee or incentive management fee are entitled to demand registration rights, exercisable not more frequently than twice per year, and to "piggy-back" registration rights, with certain expenses to be paid by us. We and applicable selling shareholders also have agreed to indemnify each other (and their officers, trustees, directors and controlling persons) against certain liabilities, including liabilities under the Securities Act of 1933, as amended, or the Securities Act, in connection with any such registration.

        The terms of the amended and restated business management agreement described above were approved by our Compensation Committee, which is comprised solely of our Independent Trustees, and the terms of the incentive fee were developed by our Compensation Committee in consultation with FTI Consulting, Inc., an independent compensation consultant.

        For 2013, 2012 and 2011, our business management agreement provided for the base business management fee to be paid to RMR at an annual rate equal to the sum of (a) 0.5% of the historical cost of the Transferred Assets, plus (b) with respect to other properties we acquired excluding the Transferred Assets, 0.7% of our aggregate cost of those properties up to and including $250,000, and 0.5% thereafter. In addition, for 2013, 2012 and 2011, our business management agreement provided for RMR to be paid an incentive fee equal to 15% of the product of (i) the weighted average of our common shares outstanding on a fully diluted basis during a fiscal year and (ii) the excess, if any, of the FFO Per Share, as defined in the business management agreement, for such fiscal year over the FFO Per Share for the preceding fiscal year. We recognized business management fees of $9,341, $9,077 and $7,741 for 2013, 2012 and 2011, respectively. These amounts are included in general and administrative expenses in our consolidated financial statements. In March 2013 and 2012, we issued 20,230 and 39,141 of our common shares to RMR for the incentive fees for 2012 and 2011, respectively. No incentive fee was payable to RMR for 2013.

        Our property management agreement with RMR provides for management fees equal to 3.0% of gross collected rents and construction supervision fees equal to 5.0% of construction costs. The aggregate property management and construction supervision fees we recognized were $7,877, $7,018 and $6,321 for 2013, 2012 and 2011, respectively. These amounts are included in other operating expenses or have been capitalized, as appropriate, in our consolidated financial statements.

        RMR also provides internal audit services to us in return for our share of the total internal audit costs incurred by RMR for us and other publicly owned companies managed by RMR and its affiliates, which amounts are subject to approval by our Compensation Committee. Our Audit Committee appoints our Director of Internal Audit. Our share of RMR's costs of providing this internal audit

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

Note 5. Related Person Transactions (Continued)

function was approximately $203, $193 and $240 for 2013, 2012 and 2011, respectively, which amounts are included in general and administrative expenses in our consolidated financial statements. These allocated costs are in addition to the business and property management fees we paid to RMR.

        We are generally responsible for all of our operating expenses, including certain expenses incurred by RMR on our behalf. We are generally not responsible for payment of RMR's employment, office or administration expenses incurred to provide management services to us, except for the employment and related expenses of RMR employees who provide on-site property management services and our share of the staff employed by RMR who perform our internal audit function. Pursuant to our amended and restated business management agreement, RMR may from time to time negotiate on our behalf with certain third party vendors and suppliers for the procurement of services to us. As part of this arrangement, we may enter agreements with RMR and other companies to which RMR provides management services for the purpose of obtaining more favorable terms from such vendors and suppliers.

        The current terms of both our amended and restated business management agreement with RMR and our property management agreement with RMR end on December 31, 2014 and automatically renew for successive one year terms unless we or RMR give notice of non-renewal before the end of an applicable term. We or RMR may terminate either agreement upon 60 days' prior written notice, and RMR may also terminate either agreement upon five business days' notice if we undergo a change of control, as defined in the applicable agreement.

        Under our amended and restated business management agreement with RMR, we acknowledge that RMR may engage in other activities or businesses and act as the manager to any other person or entity (including other REITs) even though such person or entity has investment policies and objectives similar to ours and we are not entitled to preferential treatment in receiving information, recommendations and other services from RMR. Previously our business management agreement had provided that, with certain exceptions, if we determined to offer for sale or other disposition any real property that, at such time, is of a type within the investment focus of another REIT to which RMR provides management services, we would first offer that property for purchase or disposition to that REIT and negotiate in good faith for such purchase or disposition. This right of first offer provision was eliminated when the business management agreement was amended and restated on December 23, 2013.

        RMR leases from us approximately 1,650 square feet of office space for one of its regional offices. We earned approximately $31, $32 and $31 in rental income from RMR in 2013, 2012 and 2011, respectively, which we believe was commercially reasonable rent for this office space, not all of which was leased to RMR for the entire three-year period. This lease is terminable by RMR if our management agreements with RMR are terminated.

        Under our equity compensation plan adopted in 2009, or the 2009 Plan, we grant restricted shares to certain employees of RMR, some of whom are our officers. We granted a total of 48,350 restricted shares with an aggregate value of $1,142, 43,917 restricted shares with an aggregate value of $1,043 and 40,850 restricted shares with an aggregate value of $922 to such persons in 2013, 2012 and 2011, respectively, based upon the closing price of our common shares on the NYSE on the dates of grants. One fifth of those restricted shares vested on the grant dates and one fifth vests on each of the next four anniversaries of the grant dates. These share grants to RMR employees are in addition to the fees

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

Note 5. Related Person Transactions (Continued)

we pay to RMR. On occasion, we have entered into arrangements with former employees of RMR in connection with the termination of their employment with RMR, providing for the acceleration of vesting of restricted shares previously granted to them under the 2009 Plan. Additionally, each of our President and Chief Operating Officer and Treasurer and Chief Financial Officer received grants of restricted shares of other companies to which RMR provides management services in their capacities as officers of RMR.

        CWH:    CWH organized us as a 100% owned subsidiary. One of our Managing Trustees, Mr. Barry Portnoy, is a managing trustee of CWH. Our other Managing Trustee, Mr. Adam Portnoy, is a managing trustee and the President of CWH. RMR provides management services to both us and CWH. CWH's executive officers are officers of RMR.

        In 2009, we completed our IPO, pursuant to which we ceased to be a majority owned subsidiary of CWH. To facilitate our IPO, we and CWH entered into a transaction agreement that governs our separation from and relationship with CWH. Pursuant to this transaction agreement, among other things, we and CWH agreed that, so long as CWH owns in excess of 10% of our outstanding common shares, we and CWH engage the same manager or we and CWH have any common managing trustees: (i) CWH will not acquire ownership of properties that are majority leased to government tenants, unless a majority of our Independent Trustees who are not also trustees of CWH have determined that we not make the acquisition; (ii) we will not acquire ownership of office or industrial properties that are not majority leased to government tenants, unless a majority of CWH's independent trustees who are not also our Trustees have determined that CWH not make the acquisition; and (iii) we will have a right of first refusal to acquire any property owned by CWH that CWH determines to divest if the property is then majority leased to a government tenant, which right of first refusal will also apply in the event of an indirect sale of any such properties resulting from a change of control of CWH. The provisions described in (i) and (ii) do not prevent us from continuing to own and lease our current properties or properties otherwise acquired by us that cease to be majority leased to government tenants following the termination of government tenancies; and, similarly, the provisions described in (i) and (ii) also do not prohibit CWH from leasing its current or future properties to government tenants. We and CWH also agreed that disputes arising under the transaction agreement may be resolved by binding arbitration.

        On March 15, 2013, CWH sold all 9,950,000 of our common shares it owned in a public offering. In connection with this public offering, on March 11, 2013, we entered into a registration agreement with CWH under which CWH agreed to pay all expenses incurred by us relating to the registration and sale of our common shares owned by CWH in the offering, pursuant to which CWH paid us $310. In addition, under the registration agreement, CWH agreed to indemnify us and our officers, Trustees and controlling persons, and we agreed to indemnify CWH and its officers, trustees and controlling persons, against certain liabilities related to the public offering, including liabilities under the Securities Act.

        AIC:    We, RMR, CWH and five other companies to which RMR provides management services each currently own 12.5% of AIC. All of our Trustees and most of the trustees and directors of the other AIC shareholders currently serve on the board of directors of AIC. RMR provides management and administrative services to AIC pursuant to a management and administrative services agreement with AIC. Our Governance Guidelines provide that any material transaction between us and AIC shall be reviewed, authorized and approved or ratified by the affirmative votes of both a majority of our

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

Note 5. Related Person Transactions (Continued)

Board of Trustees and a majority of our Independent Trustees. The shareholders agreement among us, the other shareholders of AIC and AIC includes arbitration provisions for the resolution of disputes.

        As of December 31, 2013, we have invested approximately $5,194 in AIC since we became an equity owner of AIC in 2009. Although we own less than 20% of AIC, we use the equity method to account for this investment because we believe that we have significant influence over AIC as all of our Trustees are also directors of AIC. Our investment in AIC had a carrying value of $6,031 and $5,747 as of December 31, 2013 and 2012, respectively, which amounts are included in other assets on our consolidated balance sheets. We recognized income of $334, $316 and $139 related to our investment in AIC for 2013, 2012 and 2011, respectively. In June 2013, we and the other shareholders of AIC purchased a one-year property insurance policy providing $500,000 of coverage pursuant to an insurance program arranged by AIC and with respect to which AIC is a reinsurer of certain coverage amounts. We paid AIC a premium, including taxes and fees, of approximately $1,161 in connection with that policy, which amount may be adjusted from time to time as we acquire or dispose of properties that are included in the policy. Our annual premiums for this property insurance in 2012 and 2011 were $410 and $1,286, respectively, before adjustments made for acquisitions or dispositions we made during those periods. We periodically consider the possibilities for expanding our insurance relationships with AIC to include other types of insurance and may in the future participate in additional insurance offerings AIC may provide or arrange. We may invest additional amounts in AIC in the future if the expansion of this insurance business requires additional capital, but we are not obligated to do so. By participating in this insurance business with RMR and the other companies to which RMR provides management services, we expect that we may benefit financially by possibly reducing our insurance expenses or by realizing our pro rata share of any profits of this insurance business.

        Directors' and Officers' Liability Insurance:    In July 2013, we, RMR, CWH and four other companies to which RMR provides management services purchased a combined directors' and officers' liability insurance policy providing $10,000 in aggregate primary non-indemnifiable coverage and $5,000 in aggregate excess coverage and we also purchased from an unrelated third party insurer a separate directors' and officers' liability insurance policy providing $5,000 in coverage. We paid aggregate premiums of approximately $333 for these policies.

Note 6. Concentration

Tenant and Credit Concentration

        We define annualized rental income as the annualized contractual base rents from our tenants pursuant to our lease agreements with them as of the measurement date, plus straight line rent adjustments and estimated recurring expense reimbursements to be paid to us, and excluding lease value amortization. The U.S. Government, 11 state governments and the United Nations combined were responsible for approximately 92.6%, 93.8% and 91.7% of our annualized rental income, excluding properties classified as discontinued operations, as of December 31, 2013, 2012 and 2011, respectively. The U.S. Government is our largest tenant by annualized rental income and was responsible for approximately 69.0%, 71.0% and 68.1% of our annualized rental income, excluding properties classified as discontinued operations, as of December 31, 2013, 2012 and 2011, respectively.

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

Note 6. Concentration (Continued)

Geographic Concentration

        At December 31, 2013, our 68 properties (87 buildings), excluding properties classified as discontinued operations, were located in 31 states and the District of Columbia. Properties located in Maryland, California, the District of Columbia, Georgia, New York and Massachusetts were responsible for approximately 13.2%, 11.5%, 10.3%, 9.8%, 8.8% and 5.8% of our annualized rental income as of December 31, 2013, respectively.

Note 7. Indebtedness

        At December 31, 2013 and 2012, our outstanding indebtedness consisted of the following:

	December 31,
	2013	2012
Unsecured revolving credit facility, due in 2015	$157,000	$49,500
Unsecured term loan, due in 2017	350,000	350,000
Mortgage note payable, 5.73% interest rate, including unamortized premium of $409 and $621, respectively, due in 2015(1)	48,377	49,274
Mortgage note payable, 6.21% interest rate, due in 2016(1)	24,147	24,441
Mortgage note payable, 7.00% interest rate, including unamortized premium of $749 and $878, respectively, due in 2019(1)	9,919	10,247
Mortgage note payable, 8.15% interest rate, including unamortized premium of $525 and $651, respectively, due in 2021(1)	8,284	9,165

	$597,727	$492,627

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

        We have a $550,000 unsecured revolving credit facility that is available for general business purposes, including acquisitions. The maturity date of our revolving credit facility is October 19, 2015 and, subject to the payment of an extension fee and meeting certain other conditions includes an option for us to extend the stated maturity date of our revolving credit facility by one year to October 19, 2016. In addition, our revolving credit facility includes a feature under which maximum borrowings may be increased to up to $1,100,000 in certain circumstances. Borrowings under our revolving credit facility bear interest at a rate of LIBOR plus a premium, which was 150 basis points as of December 31, 2013. We also pay a facility fee of 35 basis points per annum on the total amount of lending commitments under our revolving credit facility. Both the interest rate premium and the facility fee are subject to adjustment based upon changes to our credit ratings. As of December 31, 2013, the

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

Note 7. Indebtedness (Continued)

interest rate payable on borrowings under our revolving credit facility was 1.67%, and the weighted average annual interest rate for borrowings under our revolving credit facility was 1.68% and 1.75% for the years ended December 31, 2013 and 2012, respectively. As of December 31, 2013 we had $157,000 outstanding and $393,000 available under our revolving credit facility.

        We have a $350,000 unsecured term loan. Our term loan matures on January 11, 2017, and is prepayable without penalty at any time. In addition, our term loan includes a feature under which maximum borrowings may be increased to up to $700,000 in certain circumstances. Our term loan bears interest at a rate of LIBOR plus a premium, which was 175 basis points as of December 31, 2013. The interest rate premium is subject to adjustment based upon changes to our credit ratings. As of December 31, 2013, the interest rate for the amount outstanding under our term loan was 1.91% and the weighted average interest rate for the amount outstanding under our term loan was 1.94% and 1.99% for the year ended December 31, 2013 and the period from January 12, 2012 (the date we entered the term loan agreement) to December 31, 2012, respectively.

        Our revolving credit facility agreement and our term loan agreement provide for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, such as a change of control of us, which includes RMR ceasing to act as our business manager and property manager. Our revolving credit facility agreement and our term loan agreement also contain a number of covenants, including covenants that restrict our ability to incur debts or to make distributions under certain circumstances and require us to maintain financial ratios and a minimum net worth. We believe we were in compliance with the terms and conditions of our revolving credit facility agreement and our term loan agreement at December 31, 2013.

        At December 31, 2013, four of our properties (five buildings) with an aggregate net book value of $120,595 secured four mortgage notes that were assumed in connection with the acquisition of such properties. Our mortgage notes are non-recourse, subject to certain limited exceptions, and do not contain any material financial covenants.

        The required principal payments due during the next five years and thereafter under all our outstanding debt as of December 31, 2013 are as follows:

2014	$2,072
2015	205,691
2016	24,708
2017	351,307
2018	1,415
Thereafter	10,851

$596,044

Note 8. Fair Value of Assets and Liabilities

        Our assets and liabilities at December 31, 2013 include cash and cash equivalents, restricted cash, rents receivable, mortgage notes payable, accounts payable, our revolving credit facility and our term loan, amounts due to related persons, other accrued expenses and security deposits. At December 31,

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

Note 8. Fair Value of Assets and Liabilities (Continued)

2013, the fair values of our financial instruments approximated their carrying values in our consolidated financial statements, except as follows:

	Carrying Amount	Fair Value
Mortgage note payable, 5.73% interest rate, including unamortized premium of $409, due in 2015	$48,377	$49,924
Mortgage note payable, 6.21% interest rate, due in 2016	24,147	26,251
Mortgage note payable, 7.00% interest rate, including unamortized premium of $749, due in 2019	9,919	10,448
Mortgage note payable, 8.15% interest rate, including unamortized premium of $525, due in 2021	8,284	8,762

	$90,727	$95,385

        We estimate the fair values of our mortgage notes payable by using discounted cash flow analyses and currently prevailing market terms as of the measurement date (Level 3 inputs as defined in the fair value hierarchy under GAAP). Because our inputs are unobservable, our estimated fair value may differ materially from the actual fair value.

        The table below presents certain of our assets and liabilities measured on a non-recurring basis at fair value at December 31, 2013, categorized by the level of inputs used in the valuation of each asset and liability:

Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Non-Recurring Fair Value Measurements
Properties held for sale(1)	$14,560	$—	$—	$14,560
Additional purchase consideration(2)	1,231	—	—	1,231

(1)
The estimated fair values at December 31, 2013 of the two properties for which a loss on asset impairment was recognized during the year ended December 31, 2013 are based upon broker estimates of value less estimated sales costs (Level 3 inputs as defined in the fair value hierarchy under GAAP).

(2)
In December 2012, we acquired a property located in Florence, KY. Pursuant to the terms of the purchase agreement for this property, the seller is entitled to up to $1,800 of additional purchase consideration based upon the property's 2013 real estate tax assessment. In accounting for this acquisition in 2012, we had estimated the fair value (based on Level 3 inputs as defined in the fair value hierarchy under GAAP) of this additional consideration to be $273. During the year ended December 31, 2013, we received the 2013 real estate tax assessment for this property and increased the estimated fair value (based on Level 3 inputs as defined in the fair value hierarchy under GAAP) of the additional consideration to $1,231, which amount is included in accounts payable and accrued expenses in our consolidated balance sheet at December 31, 2013. The $958 increase in the fair value of the additional consideration is included in acquisition related costs in our consolidated income statements for the year months ended December 31, 2013. The $1,231 of additional purchase consideration was paid to the seller in February 2014.

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

Note 9. Shareholders' Equity

Share Awards

        We have common shares available for issuance under the terms of our 2009 Plan. As described in Note 5, we awarded common shares to our officers and certain employees of RMR in 2011, 2012 and 2013. We also awarded each of our Trustees 2,000 common shares in 2013 with an aggregate market value of $266 ($53 per Trustee), 2,000 common shares in 2012 with an aggregate market value of $224 ($45 per Trustee) and 2,000 common shares in 2011 with an aggregate market value of $256 ($51 per Trustee) as part of their annual compensation, based upon the closing price of our common shares on the NYSE on the date of grant. The common shares awarded to our Trustees vested immediately. The common shares awarded to our officers and certain employees of RMR vest in five equal annual installments beginning on the date of grant. We include and base the value of awarded shares in general and administrative expenses at the time the awards vest.

        A summary of shares granted and vested under the terms of our 2009 Plan for the years ended December 31, 2013, 2012 and 2011, is as follows:

	2013		2012		2011
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested shares, beginning of year	76,104	$23.71	64,270	$22.37	44,320	$26.55
Shares granted	58,350	24.12	93,058	23.72	50,850	22.93
Shared forfeited	(450)	24.24	(820)	23.66	—	—
Shares vested	(48,553)	24.37	(80,404)	23.66	(30,900)	23.47

Unvested shares, end of year	85,451	23.66	76,104	23.71	64,270	22.37

        The 85,451 unvested shares as of December 31, 2013 are scheduled to vest as follows: 32,303 shares in 2014, 25,573 shares in 2015, 17,963 shares in 2016 and 9,612 in 2017. As of December 31, 2013, the estimated future compensation expense for the unvested shares was $2,123 based on the closing share price of our common shares on the NYSE on December 31, 2013 of $24.85. The weighted average period over which the compensation expense will be recorded is approximately 22 months. During the years ended December 31, 2013, 2012 and 2011, we recorded $1,269, $1,598 and $1,646, respectively, of compensation expense related to our 2009 Plan.

        At December 31, 2013, 1,723,212 of our common shares remain available for issuance under the 2009 Plan.

Share Issuances

        As further described in Note 5, on March 27, 2013, under the terms of our business management agreement with RMR, we issued 20,230 of our common shares to RMR in payment of an incentive fee of approximately $485 for services rendered to us by RMR during 2012.

        On February 7, 2014 we issued 3,344 shares to RMR as part of its compensation under our business management agreement. See Note 5 for further information regarding this agreement.

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share data)

Note 9. Shareholders' Equity (Continued)

Distributions

        On February 22, 2013, May 24, 2013, August 22, 2013 and November 22, 2013 we paid a $0.43 per share distribution to our common shareholders. On January 3, 2014, we declared a dividend payable to common shareholders of record on January 13, 2014 in the amount of $0.43 per share. We expect to pay this distribution on or about February 21, 2014.

        Cash distributions per share paid or payable by us to our common shareholders for the year ended December 31, 2013, 2012, and 2011 were $1.72, $1.69 and $1.67, respectively. The characterization of our distributions paid or accrued in 2013 was 82.92% ordinary income, 9.55% return of capital, 7.01% capital gain and 0.52% IRC Section 1250 gain. The characterization of our distributions paid or accrued in 2012 and 2011 was 80.36% and 92.88% ordinary income, respectively, and 19.64% and 7.12% return of capital, respectively.

Note 10. Selected Quarterly Financial Data (Unaudited)

        The following is a summary of our unaudited quarterly results of operations for 2013 and 2012. Reclassifications have been made to the prior quarterly results to reflect the reclassification of the results for certain properties to discontinued operations as described in Note 4.

	2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Rental income	$56,304	$55,934	$56,401	$58,271
Net income	24,726	15,204	1,966	12,724
Net income per common share	0.45	0.28	0.04	0.23
Common distributions declared	0.43	0.43	0.43	0.43

	2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Rental income	$48,061	$48,584	$52,426	$54,629
Net income	13,059	11,954	11,756	13,191
Net income per common share	0.28	0.25	0.25	0.25
Common distributions declared	0.42	0.42	0.42	0.43

        Amounts previously reported have been adjusted as follows:

	2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Rental income as previously reported in 2012	$50,455	$50,273	$54,083	$56,265
Total revenues reclassified to discontinued operations during 2013	(2,394)	(1,689)	(1,657)	(1,636)

Total revenues restated	$48,061	$48,584	$52,426	$54,629

GOVERNMENT PROPERTIES INCOME TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2013
(dollars in thousands)

				Initial Cost to Company			Cost amount carried at Close of Period
						Costs Capitalized Subsequent to Acquisition
	Property	Location	Encumberances	Land	Buildings and Equipment		Land	Buildings and Equipment	Total(1)	Accumulated Depreciation(2)	Date(s) Acquired	Original Construction Date(s)
1	131 Clayton Street	Montgomery, AL	$—	$920	$9,084	$16	$920	$9,100	$10,020	$(569)	6/22/2011	2007
2	4344 Carmichael Road	Montgomery, AL	—	1,374	11,658	—	1,374	11,658	13,032	—	12/17/2013	2009
3	711 14th Avenue	Safford, AZ	—	460	11,708	58	460	11,766	12,226	(1,027)	6/16/2010	1992
4	10949 N. Mather Boulevard	Rancho Cordova, CA	—	562	16,923	—	562	16,923	17,485	(71)	10/30/2013	2012
5	4181 Ruffin Road	San Diego, CA	—	5,250	10,549	3,592	5,250	14,141	19,391	(1,081)	7/16/2010	1981
6	4560 Viewridge Road	San Diego, CA	—	4,269	18,316	869	4,347	19,107	23,454	(8,117)	3/31/1997	1996
7	5045 East Butler Street	Fresno, CA	—	7,276	61,118	8	7,277	61,125	68,402	(17,383)	8/29/2012	1971
8	9800 Goethe Road	Sacramento, CA	—	1,550	12,263	1,255	1,550	13,518	15,068	(1,322)	12/23/2009	1988
9	9815 Goethe Road	Sacramento, CA	—	1,450	9,465	1,713	1,450	11,178	12,628	(582)	9/14/2011	1992
10	Capital Place	Sacramento, CA	—	2,290	35,891	3,400	2,290	39,291	41,581	(3,797)	12/17/2009	1988
11	Sky Park Centre	San Diego, CA	—	685	5,530	—	685	5,530	6,215	(1,596)	6/24/2002	1986
12	Turning Basin Business Park	Stockton, CA	—	563	5,470	—	563	5,470	6,033	(194)	7/20/2012	2012
13	12795 West Alameda Parkway	Lakewood, CO	8,284	2,640	23,777	1,045	2,640	24,822	27,462	(2,419)	1/15/2010	1997
14	16194 West 45th Street	Golden, CO	—	494	152	6,456	495	6,607	7,102	(2,538)	3/31/1997	1997
15	Corporate Center	Lakewood, CO	—	2,886	27,537	3,612	2,887	31,148	34,035	(7,932)	10/11/2002	1981
16	20 Massachusetts Avenue	Washington, DC	—	12,008	51,528	20,744	12,226	72,054	84,280	(25,846)	3/31/1997	1996
17	625 Indiana Avenue	Washington DC, DC	—	26,000	25,955	2,751	26,000	28,706	54,706	(2,366)	8/17/2010	1989
18	7850 Southwest 6th Court	Plantation, FL	—	4,800	30,592	202	4,800	30,794	35,594	(2,045)	5/12/2011	1999
19	8900 Grand Oak Circle	Tampa, FL	9,919	1,100	11,773	121	1,100	11,894	12,994	(969)	10/15/2010	1994
20	181 Spring Street NW	Atlanta, GA	—	4,047	20,017	—	4,046	20,018	24,064	(709)	7/25/2012	2005
21	220 E. Bryan Street	Savannah, GA	—	950	2,376	66	950	2,442	3,392	(207)	7/16/2010	1990
22	4712 Southpark Boulevard	Ellenwood, GA	—	1,390	19,635	—	1,390	19,635	21,025	(695)	7/25/2012	2007
23	Corporate Square	Atlanta, GA	—	3,996	29,762	1,384	3,996	31,146	35,142	(7,425)	7/16/2004	1967
24	Executive Park	Atlanta, GA	—	1,521	11,826	852	1,521	12,678	14,199	(2,803)	7/16/2004	1972
25	One Georgia Center	Atlanta, GA	—	10,250	27,933	81	10,250	28,014	38,264	(1,582)	9/30/2011	1968
26	South Vinnell Way	Boise, ID		3,390	29,026	14	3,390	29,040	32,430	(967)	9/11/2012	1996; 1997; 2002
27	2020 S. Arlington Heights	Arlington Heights, IL	—	1,450	13,160	846	1,450	14,006	15,456	(1,365)	12/29/2009	2002
28	Intech Park	Indianapolis, IN	48,377	4,170	68,888	1,504	4,170	70,392	74,562	(3,938)	10/14/2011	2000; 2001; 2008
29	400 State Street	Kansas City, KS	—	640	9,932	1,020	640	10,952	11,592	(958)	6/16/2010	1990
30	7125 Industrial Road	Florence, KY	—	1,698	11,722	1	1,698	11,723	13,421	(293)	12/31/2012	1980
31	25 Newport Avenue	Quincy, MA	—	2,700	9,199	346	2,700	9,545	12,245	(673)	2/16/2011	1985
32	251 Causeway Street	Boston, MA	—	5,100	17,293	667	5,100	17,960	23,060	(1,456)	8/17/2010	1988
33	75 Pleasant Street	Malden, MA	—	1,050	31,086	—	1,050	31,086	32,136	(2,780)	5/24/2010	2008
34	One Montvale Avenue	Stoneham, MA	—	1,670	11,035	495	1,670	11,530	13,200	(980)	6/16/2010	1987
35	20400 Century Boulevard	Germantown, MD	—	2,305	9,890	740	2,347	10,588	12,935	(4,415)	3/31/1997	1995
36	2115 East Jefferson Street	North Bethesda, MD	—	3,349	11,152	—	3,349	11,152	14,501	(93)	8/27/2013	2003
37	3300 75th Avenue	Landover, MD	24,147	4,110	36,371	402	4,110	36,773	40,883	(3,491)	2/26/2010	2004
38	4201 Patterson Avenue	Baltimore, MD	—	900	8,097	1,316	901	9,412	10,313	(3,183)	10/15/1998	1989
39	4700 River Road	Riverdale, MD	—	6,240	30,368	340	6,240	30,708	36,948	(3,890)	9/17/2010	1994

GOVERNMENT PROPERTIES INCOME TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2013
(dollars in thousands)

				Initial Cost to Company			Cost amount carried at Close of Period
						Costs Capitalized Subsequent to Acquisition
	Building	City	Encumberances	Land	Buildings and Equipment		Land	Buildings and Equipment	Total(1)	Accumulated Depreciation(2)	Date(s) Acquired	Original Construction Date(s)
40	1401 Rockville Pike	Rockville, MD	$—	$3,251	$29,258	$5,109	$3,251	$34,367	$37,618	$(12,420)	2/2/1998	1986
41	Meadows Business Park	Woodlawn, MD		3,735	21,509	157	3,735	21,666	25,401	(1,574)	2/15/2011	1973
42	Rutherford Business Park	Windsor Mill, MD	—	1,598	10,219	15	1,598	10,234	11,832	(277)	11/16/2012	1972
43	11411 E. Jefferson Avenue	Detroit, MI	—	630	18,002	—	630	18,002	18,632	(1,650)	4/23/2010	2009
44	330 South Second Avenue	Minneapolis, MN	—	3,990	18,186	5,786	3,990	23,972	27,962	(1,681)	7/16/2010	1980
45	Rosedale Corporate Plaza	Roseville, MN	—	672	6,045	785	672	6,830	7,502	(2,246)	12/1/1999	1987
46	1300 Summit Street	Kansas City, MO	—	2,776	12,070	121	2,776	12,191	14,967	(377)	9/27/2012	2011
47	4241-4300 NE 34th Street	Kansas City, MO	—	1,443	6,193	3,767	1,780	9,623	11,403	(3,932)	3/31/1997	1995
48	1220 Echelon Parkway	Jackson, MS	—	440	25,458	49	440	25,507	25,947	(902)	7/25/2012	2009
49	10-12 Celina Avenue	Nashua, NH	—	3,000	14,052	154	3,000	14,206	17,206	(1,532)	8/31/2009	1997
50	50 West State Street	Trenton, NJ	—	5,000	38,203	912	5,000	39,115	44,115	(2,888)	12/30/2010	1989
51	435 Montano Boulevard	Albuquerque, NM	—	710	1,651	147	710	1,798	2,508	(184)	7/16/2010	1984
52	138 Delaware Avenue	Buffalo, NY	—	4,405	18,899	1,992	4,485	20,811	25,296	(8,252)	3/31/1997	1994
53	305 East 46th Street	New York, NY	—	36,800	66,661	419	36,800	67,080	103,880	(4,311)	5/27/2011	2008
54	5000 Corporate Court	Holtsville, NY	—	6,530	17,711	1,054	6,530	18,765	25,295	(1,072)	8/31/2011	2000
55	Airline Corporate Center	Colonie, NY	—	790	6,400	—	790	6,400	7,190	(240)	6/22/2012	2004
56	4600 25th Avenue	Salem, OR	—	6,510	17,973	3,709	6,510	21,682	28,192	(913)	12/20/2011	2007
57	Synergy Business Park	Columbia, SC		1,439	11,143	2,059	1,439	13,202	14,641	(1,622)	5/10/2006; 9/17/2010	1982; 1985
58	One Memphis Place	Memphis, TN	—	1,630	5,645	787	1,630	6,432	8,062	(534)	9/17/2010	1985
59	701 Clay Road	Waco, TX	—	2,030	8,708	2,088	2,060	10,766	12,826	(3,794)	12/23/1997	1997
60	Aquia Commerce Center	Stafford, VA		2,090	7,465	162	2,090	7,627	9,717	(468)	6/22/2011	1988; 1999
61	Enterchange at Meadowville	Chester, VA	—	1,478	9,594	—	1,478	9,594	11,072	(80)	8/28/2013	2011
62	Pender Business Park	Fairfax, VA		2,529	21,386	—	2,529	21,386	23,915	(88)	11/4/2013	2000
63	65 Bowdoin Street	S. Burlington, VT	—	700	8,416	120	700	8,536	9,236	(788)	4/9/2010	2009
64	840 North Broadway	Everett, WA		3,360	15,376	98	3,360	15,474	18,834	(577)	6/28/2012	1985
65	Stevens Center	Richland, WA		3,970	17,035	775	4,042	17,738	21,780	(7,286)	3/31/1997	1995
66	11050 West Liberty Drive	Milwaukee, WI	—	945	4,539	110	945	4,649	5,594	(301)	6/9/2011	2006
67	2029 Stonewall Jackson Drive	Falling Waters, WV	—	906	3,886	356	922	4,226	5,148	(1,814)	3/31/1997	1993
68	5353 Yellowstone Road	Cheyenne, WY	—	1,915	8,217	1,183	1,950	9,365	11,315	(4,075)	3/31/1997	1995

			$90,727	$242,775	$1,237,957	$87,830	$243,686	$1,324,876	$1,568,562	$(187,635)

(1)
Excludes value of real estate intangibles. Aggregate cost for federal income tax purposes is approximately $1,767,426.

(2)
Depreciation on buildings and improvements is provided for periods ranging up to 40 years and on equipment up to 12 years.

GOVERNMENT PROPERTIES INCOME TRUST

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

December 31, 2013

(dollars in thousands)

Analysis of the carrying amount of real estate properties and accumulated depreciation:

	Real Estate Properties	Accumulated Depreciation
Balance at December 31, 2010	$911,327	$115,215
Additions	378,176	25,045
Disposals	(1,050)	(1,050)

Balance at December 31, 2011	1,288,453	139,210
Additions	192,560	30,601
Disposals	(13,150)	(13,150)

Balance at December 31, 2012	1,467,863	156,661
Additions	103,413	33,688
Disposals	(2,714)	(2,714)

Balance at December 31, 2013	$1,568,562	$187,635

SIGNATURES

        Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOVERNMENT PROPERTIES INCOME TRUST
By:	/s/ DAVID M. BLACKMAN David M. Blackman President and Chief Operating Officer
Dated: February 19, 2014

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID M. BLACKMAN David M. Blackman	President and Chief Operating Officer	February 19, 2014
/s/ MARK L. KLEIFGES Mark L. Kleifges	Treasurer and Chief Financial Officer (principal financial officer and principal accounting officer)	February 19, 2014
/s/ ADAM D. PORTNOY Adam D. Portnoy	Managing Trustee	February 19, 2014
/s/ BARRY M. PORTNOY Barry M. Portnoy	Managing Trustee	February 19, 2014
/s/ JOHN L. HARRINGTON John L. Harrington	Independent Trustee	February 19, 2014
/s/ BARBARA D. GILMORE Barbara D. Gilmore	Independent Trustee	February 19, 2014
/s/ JEFFREY P. SOMERS Jeffrey P. Somers	Independent Trustee	February 19, 2014