Form 10-Q
period 2014-03-31
Government Properties Income Trust
filed 2014-04-30
CIK 1456772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Number of registrant’s common shares of beneficial interest, $.01 par value per share, outstanding as of April 29, 2014: 54,731,733

GOVERNMENT PROPERTIES INCOME TRUST

FORM 10-Q

March 31, 2014

PART I.       Financial Information

Item 1.  Financial Statements

GOVERNMENT PROPERTIES INCOME TRUST

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

(unaudited)

	March 31,	December 31,
	2014	2013
ASSETS
Real estate properties:
Land	$246,649	$243,686
Buildings and improvements	1,341,443	1,324,876
	1,588,092	1,568,562
Accumulated depreciation	(196,360)	(187,635)
	1,391,732	1,380,927

Assets of discontinued operations	23,570	25,997
Acquired real estate leases, net	139,330	142,266
Cash and cash equivalents	2,979	7,663
Restricted cash	2,344	1,689
Rents receivable, net	31,519	33,350
Deferred leasing costs, net	11,432	11,618
Deferred financing costs, net	3,556	3,911
Other assets, net	23,018	25,031
Total assets	$1,629,480	$1,632,452

LIABILITIES AND SHAREHOLDERS’ EQUITY
Unsecured revolving credit facility	$150,500	$157,000
Unsecured term loan	350,000	350,000
Mortgage notes payable	104,615	90,727
Liabilities of discontinued operations	276	276
Accounts payable and accrued expenses	21,940	23,216
Due to related persons	2,420	2,474
Assumed real estate lease obligations, net	18,197	19,084
Total liabilities	647,948	642,777

Commitments and contingencies

Shareholders’ equity:
Common shares of beneficial interest, $.01 par value: 70,000,000 shares authorized, 54,728,393 and 54,722,018 shares issued and outstanding, respectively	547	547
Additional paid in capital	1,105,857	1,105,679
Cumulative net income	207,103	191,913
Cumulative other comprehensive income	68	49
Cumulative common distributions	(332,043)	(308,513)
Total shareholders’ equity	981,532	989,675
Total liabilities and shareholders’ equity	$1,629,480	$1,632,452

See accompanying notes.

GOVERNMENT PROPERTIES INCOME TRUST

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(amounts in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2014	2013

Rental income	$59,820	$56,304

Expenses:
Real estate taxes	6,812	6,321
Utility expenses	5,696	3,849
Other operating expenses	11,041	9,321
Depreciation and amortization	15,427	13,326
Acquisition related costs	509	34
General and administrative	3,097	3,179
Total expenses	42,582	36,030

Operating income	17,238	20,274
Interest and other income	50	6
Interest expense (including net amortization of debt premiums and deferred financing fees of $330 and $331, respectively)	(4,527)	(4,147)
Income from continuing operations before income tax expense, and equity in earnings (losses) of an investee	12,761	16,133
Income tax expense	(22)	(43)
Equity in earnings (losses) of an investee	(97)	76
Income from continuing operations	12,642	16,166
Income from discontinued operations	2,548	8,560
Net income	15,190	24,726

Other comprehensive income (loss):
Equity in unrealized gain (loss) of an investee	19	(8)
Other comprehensive income (loss)	19	(8)
Comprehensive income	$15,209	$24,718

Weighted average common shares outstanding	54,725	54,645

Per common share amounts:
Income from continuing operations	$0.23	$0.30
Income from discontinued operations	$0.05	$0.16
Net income	$0.28	$0.45

See accompanying notes.

GOVERNMENT PROPERTIES INCOME TRUST

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Three Months Ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,190	$24,726
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	9,156	8,595
Net amortization of debt premium and deferred financing fees	330	331
Straight line rental income	(1,139)	(909)
Amortization of acquired real estate leases	6,020	5,199
Amortization of deferred leasing costs	456	196
Other non-cash expenses	354	499
Increase in carrying value of assets held for sale	(2,344)	—
Net gain on sale of properties	—	(8,168)
Equity in losses (earnings) of an investee	97	(76)
Change in assets and liabilities:
Restricted cash	(655)	(611)
Deferred leasing costs	(1,179)	(893)
Rents receivable	3,084	(1,003)
Due from related persons	—	(286)
Other assets	2,041	1,124
Accounts payable and accrued expenses	(210)	1,566
Due to related persons	(136)	(644)
Cash provided by operating activities	31,065	29,646
CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate acquisitions and deposits	(5,118)	—
Real estate improvements	(4,634)	(3,707)
Proceeds from sale of properties, net	4,644	18,374
Cash (used in) provided by investing activities	(5,108)	14,667
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of mortgage notes payable	(520)	(485)
Borrowings on unsecured revolving credit facility	23,500	23,500
Repayments on unsecured revolving credit facility	(30,000)	(45,500)
Financing fees	(91)	—
Distributions to common shareholders	(23,530)	(23,497)
Cash used in financing activities	(30,641)	(45,982)
Decrease in cash and cash equivalents	(4,684)	(1,669)
Cash and cash equivalents at beginning of period	7,663	5,255
Cash and cash equivalents at end of period	$2,979	$3,586

Supplemental cash flow information:
Interest paid	$4,131	$3,773
Income taxes paid	43	84
Non-cash investing activities
Real estate acquisition funded with the assumption of mortgage debt	(14,524)	—
Non-cash financing activities:
Assumption of mortgage debt	$14,524	$—

See accompanying notes.

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(unaudited)

Note 1.   Basis of Presentation

The accompanying condensed consolidated financial statements of Government Properties Income Trust and its subsidiaries, or the Company, we or us, are unaudited.  We operate in one business segment: ownership of properties that are primarily leased to government tenants.  Certain information and disclosures required by U.S. generally accepted accounting principles, or GAAP, for complete financial statements have been condensed or omitted.  We believe the disclosures made are adequate to make the information presented not misleading.  However, the accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2013, or our Annual Report.  In the opinion of our management, all adjustments, which include only normal recurring adjustments considered necessary for a fair presentation, have been included.  All intercompany transactions and balances with or among our consolidated subsidiaries have been eliminated.  Our operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.

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

Note 2.   Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.  This update amends the criteria for reporting discontinued operations to, among other things, raise the threshold for disposals to qualify as discontinued operations. This update is effective for interim and annual reporting periods, beginning after December 15, 2014, with early adoption permitted.  We currently expect the adoption of this update to reduce the number of future property dispositions we make, if any, to be presented as discontinued operations in our condensed consolidated financial statements.

Note 3. Real Estate Properties

As of March 31, 2014, we owned 69 properties (88 buildings), excluding two properties (two buildings) classified as discontinued operations, with an undepreciated carrying value of $1,588,092. We generally lease space in our properties on a gross lease or modified gross lease basis pursuant to fixed term operating leases expiring between 2014 and 2029. Certain of our government tenants have the right to terminate their leases before the lease term expires. Our leases generally require us to pay all or some property operating expenses and to provide all or most property management services. During the three months ended March 31, 2014, we entered into 13 leases for 62,470 rentable square feet for a weighted (by revenue) average lease term of 5.7 years and we made commitments for approximately $1,658 of leasing related costs. We have estimated unspent leasing related obligations of $14,016 as of March 31, 2014.

Acquisition Activities

During the three months ended March 31, 2014, we acquired one office property (one building) located in Fairfax, VA with 83,130 rentable square feet.  This property is 100% leased to the U.S. Government.  The purchase price was $19,775, including the assumption of $14,524 of mortgage debt and excluding acquisition costs.  We allocated the purchase price of this acquisition based on the estimated fair values of the acquired assets and assumed liabilities as follows:

Number
			of					Buildings				Acquired		Other
Acquisition			Properties/	Square	Purchase			and		Acquired		Lease		Assumed
Date	Location	Type	Buildings	Feet	Price(1)	Land		Improvements		Leases		Obligations		Liabilities
March 2014	Fairfax, VA	Office	1 / 1	83,130	$19,775	$2,964	(2)	$12,840	(2)	$3,971	(2)	$—	(2)	$233

(1)    Purchase price excludes acquisition related costs.

(2)    The allocation of purchase price is based upon preliminary estimates and may change based upon the completion of our analysis of acquired in place leases.

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(unaudited)

In December 2013, we entered into an agreement to acquire an office property (two buildings) located in Reston, VA with 406,388 rentable square feet. This property is 100% leased to the U.S. Government. The contract purchase price is $113,250, including the assumption of $83,000 of mortgage debt and excluding acquisition costs.

This pending acquisition is subject to closing conditions; accordingly, we can provide no assurance that we will acquire this property or that this acquisition will not be delayed or that the terms will not change.

Disposition Activities

During the year ended December 31, 2013, we began marketing for sale an office property (one building) located in Phoenix, AZ with 97,145 rentable square feet and recognized a loss on asset impairment of $8,344 to reduce the carrying value of this asset to its estimated fair value of $2,300.  During the three months ended March 31, 2014, we increased the carrying value of this asset by $2,344 to its estimated fair value of $4,644.  In February 2014, we sold this property for $5,000, excluding closing costs.  We recognized no gain or loss on this sale.

In April 2014, we entered an agreement to sell an office property (one building) located in Falls Church, VA with 164,746 rentable square feet and a net book value of $12,548 at March 31, 2014.  The contract sales price is $16,500, excluding closing costs. The closing of this disposition is subject to certain conditions, including the purchaser obtaining certain zoning entitlements, and is currently expected to occur in 2015.  In addition, we continue to market for sale an office property (one building) located in San Diego, CA with 94,272 rentable square feet and a net book value of $11,008 at March 31, 2014. We can provide no assurance that sales of these two properties will occur. See Note 7 regarding the fair value of our assets and liabilities.

Results of operations for two properties (two buildings) we sold February 2013 and March 2013, one property (one building) we sold in February 2014 and two properties (two buildings) held for sale at March 31, 2014 are included in discontinued operations in our condensed consolidated financial statements. Summarized balance sheet and income statement information for properties in discontinued operations is as follows:

Balance Sheets:

	March 31, 2014	December 31, 2013
Real estate properties	$23,267	$25,574
Rents receivable	267	381
Other assets	36	42
Assets of discontinued operations	$23,570	$25,997

Other liabilities	$276	$276
Liabilities of discontinued operations	$276	$276

Statements of Operations:

	Three Months Ended March 31,
	2014	2013
Rental income	$740	$1,618
Real estate taxes	(149)	(218)
Utility expenses	(102)	(186)
Other operating expenses	(226)	(318)
Depreciation and amortization	—	(415)
General and administrative	(59)	(89)
Increase in carrying value of asset held for sale	2,344	—
Net gain on sale of properties from discontinued operations	—	8,168
Income from discontinued operations	$2,548	$8,560

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(unaudited)

Note 4.  Revenue Recognition

Rental income from operating leases is recognized on a straight line basis over the life of lease agreements. We increased rental income to record revenue on a straight line basis by $1,142 and $738 for the three months ended March 31, 2014 and 2013, respectively.  Rents receivable include $11,657 and $10,515 of straight line rent receivables at March 31, 2014 and December 31, 2013, respectively.

Note 5.  Concentration

Tenant and Credit Concentration

We define annualized rental income as the annualized contractual base rents from our tenants pursuant to our lease agreements with them as of the measurement date, plus straight line rent adjustments and estimated recurring expense reimbursements to be paid to us, and excluding lease value amortization. The U.S. Government, 11 state governments and the United Nations combined were responsible for approximately 92.6% and 93.8% of our annualized rental income, excluding properties classified as discontinued operations, as of March 31, 2014 and 2013, respectively. The U.S. Government is our largest tenant by annualized rental income and was responsible for approximately 69.4% and 71.2% of our annualized rental income, excluding properties classified as discontinued operations, as of March 31, 2014 and 2013, respectively.

Geographic Concentration

At March 31, 2014, our 69 properties (88 buildings), excluding properties classified as discontinued operations, were located in 31 states and the District of Columbia.  Properties located in Maryland, California, the District of Columbia, Georgia, New York and Massachusetts were responsible for approximately 13.2%, 11.3%, 10.4%, 9.4%, 8.7% and 5.7% of our annualized rental income as of March 31, 2014, respectively.

Note 6.  Indebtedness

At March 31, 2014 and December 31, 2013, our outstanding indebtedness consisted of the following:

	March 31,	December 31,
	2014	2013

Unsecured revolving credit facility, due in 2015	$150,500	$157,000
Unsecured term loan, due in 2017	350,000	350,000
Mortgage note payable, 5.73% interest rate, including unamortized premium of $356, due in 2015(1)	48,136	48,377
Mortgage note payable, 6.21% interest rate, due in 2016(1)	24,065	24,147
Mortgage note payable, 5.88% interest rate, due in 2021(1)	14,524	—
Mortgage note payable, 7.00% interest rate, including unamortized premium of $716, due in 2019(1)	9,835	9,919
Mortgage note payable, 8.15% interest rate, including unamortized premium of $495, due in 2021(1)	8,055	8,284
	$605,115	$597,727

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

In March 2014, we assumed the $14,524 of mortgage debt listed above in connection with a property acquisition.  This mortgage note bears interest at 5.88% per annum and is amortized on a 30 year schedule until maturity in August 2021.  We estimated the interest rate applicable to this mortgage note to be a market interest rate at the time we assumed this obligation.

We have a $550,000 unsecured revolving credit facility that is available for general business purposes, including acquisitions. The maturity date of our revolving credit facility is October 19, 2015 and, subject to the payment of an extension fee and meeting

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(unaudited)

certain other conditions, includes an option for us to extend the stated maturity date of our revolving credit facility by one year to October 19, 2016. In addition, our revolving credit facility includes a feature under which maximum borrowings may be increased to up to $1,100,000 in certain circumstances. Borrowings under our revolving credit facility bear interest at a rate of LIBOR plus a premium, which was 150 basis points as of March 31, 2014. We also pay a facility fee of 35 basis points per annum on the total amount of lending commitments under our revolving credit facility. Both the interest rate premium and the facility fee are subject to adjustment based upon changes to our credit ratings. As of March 31, 2014, the interest rate payable on borrowings under our revolving credit facility was 1.7% and the weighted average annual interest rate for borrowings under our revolving credit facility was 1.7% for the three months ended March 31, 2014. As of March 31, 2014, we had $150,500 outstanding and $399,500 available under our revolving credit facility.

We have a $350,000 unsecured term loan. Our term loan matures on January 11, 2017, and is prepayable without penalty at any time. In addition, our term loan includes a feature under which maximum borrowings may be increased to up to $700,000 in certain circumstances. Our term loan bears interest at a rate of LIBOR plus a premium, which was 175 basis points as of March 31, 2014. The interest rate premium is subject to adjustment based upon changes to our credit ratings. As of March 31, 2014, the interest rate for the amount outstanding under our term loan was 1.9% and the weighted average interest rate for the amount outstanding under our term loan was 1.9% for the three months ended March 31, 2014.

Our revolving credit facility agreement and our term loan agreement provide for acceleration of payment of all amounts due thereunder upon the occurrence and continuation of certain events of default, such as a change of control of us, which includes Reit Management & Research LLC, or RMR, ceasing to act as our business manager and property manager. Our revolving credit facility agreement and our term loan agreement also contain a number of covenants, including covenants that restrict our ability to incur debts or to make distributions under certain circumstances and require us to maintain financial ratios and a minimum net worth.  We believe we were in compliance with the terms and conditions of our revolving credit facility agreement and our term loan agreement at March 31, 2014.

At March 31, 2014, five of our properties (six buildings) with an aggregate net book value of $135,666 secured five mortgage notes that were assumed in connection with the acquisition of such properties. Our mortgage notes are non-recourse and do not contain any material financial covenants.

Note 7. Fair Value of Assets and Liabilities

Our assets and liabilities at March 31, 2014 include cash and cash equivalents, restricted cash, rents receivable, mortgage notes payable, accounts payable, our revolving credit facility and our term loan, amounts due to related persons, other accrued expenses and security deposits. At March 31, 2014, the fair values of our financial instruments approximated their carrying values in our condensed consolidated financial statements due to their short term nature or variable interest rates, except as follows:

	Carrying Amount	Fair Value
Mortgage note payable, 5.73% interest rate, including unamortized premium of $356, due in 2015	$48,136	$49,418
Mortgage note payable, 6.21% interest rate, due in 2016	24,065	26,027
Mortgage note payable, 5.88% interest rate, due in 2021	14,524	14,524
Mortgage note payable, 7.00% interest rate, including unamortized premium of $716, due in 2019	9,835	10,397
Mortgage note payable, 8.15% interest rate, including unamortized premium of $495, due in 2021	8,055	8,569
	$104,615	$108,935

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

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(unaudited)

The table below presents a certain asset of ours measured on a non-recurring basis at fair value at March 31, 2014, categorized by the level of inputs used in the valuation of the asset:

		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)

Property held for sale(1)	$12,260	$—	$—	$12,260

(1)       The estimated fair value at March 31, 2014 of the property for which a loss on asset impairment was recognized during the year ended December 31, 2013 is based upon broker estimates of value less estimated sales costs (Level 3 inputs as defined in the fair value hierarchy under GAAP).

During the three months ended March 31, 2014, we increased the carrying value of a property held for sale due to an increase in its estimated fair value.  We sold this property in February 2014.  See Note 3 for additional information regarding this property.

Note 8. Shareholders’ Equity

Distributions

On February 21, 2014, we paid a distribution to common shareholders in the amount of $0.43 per share, or $23,530, that was declared on January 3, 2014 and was payable to shareholders of record on January 13, 2014.

On April 8, 2014, we declared a distribution payable to common shareholders of record on April 25, 2014, in the amount of $0.43 per share, or $23,535.  We expect to pay this distribution on or about May 21, 2014 using cash on hand and borrowings under our revolving credit facility.

Share Issuances

During the three months ended March 31, 2014 and the period April 1, 2014 to April 29, 2014, we issued 6,375 and 3,340, respectively, of our common shares to RMR as part of its compensation under our business management agreement.  See Note 9 for further information regarding this agreement.

We have no dilutive securities.

Note 9. Related Person Transactions

RMR:  We have no employees. Personnel and various services we require to operate our business are provided to us by RMR. We have two agreements with RMR to provide management and administrative services to us: (i) a business management agreement, which relates to our business generally, and (ii) a property management agreement, which relates to our property level operations.

One of our Managing Trustees, Mr. Barry Portnoy, is Chairman, majority owner and an employee of RMR. Our other Managing Trustee, Mr. Adam Portnoy, is the son of Mr. Barry Portnoy, and an owner, President, Chief Executive Officer and a director of RMR. Each of our executive officers is also an officer of RMR. Our Independent Trustees also serve as independent directors or independent trustees of other public companies to which RMR provides management services. Mr. Barry Portnoy serves as a managing director or managing trustee of a majority of those companies and Mr. Adam Portnoy serves as a managing trustee of a majority of those companies. In addition, officers of RMR serve as officers of those companies.

Pursuant to our business management agreement with RMR, we recognized business management fees of $2,401 and $2,454 for the three months ended March 31, 2014 and 2013, respectively.  These amounts are included in general and administrative expenses in our condensed consolidated financial statements. In accordance with the terms of our business management agreement, as

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(unaudited)

amended in December 2013, we issued 9,715 of our common shares to RMR for the three months ended March 31, 2014 as payment for 10% of the base business management fee we recognized for such period.

In connection with our property management agreement with RMR, the aggregate property management and construction supervision fees we recognized were $1,954 and $1,816 for the three months ended March 31, 2014 and 2013, respectively. These amounts are included in other operating expenses or have been capitalized, as appropriate, in our condensed consolidated financial statements.

RMR leases from us office space for two of its regional offices. We earned approximately $19 and $7 in rental income from RMR for the three months ended March 31, 2014 and 2013, respectively. These leases are terminable by RMR if our management agreements with RMR are terminated.

CWH:  CommonWealth REIT, or CWH, organized us as a 100% owned subsidiary. One of our Managing Trustees, Mr. Barry Portnoy, was a managing trustee of CWH until March 25, 2014. Our other Managing Trustee, Mr. Adam Portnoy, is the President of CWH and was a managing trustee of CWH until March 25, 2014. RMR provides management services to both us and CWH. CWH’s executive officers are officers of RMR.

In 2009, we completed our initial public offering, or our IPO, pursuant to which we ceased to be a majority owned subsidiary of CWH. To facilitate our IPO, we and CWH entered into a transaction agreement that governs our separation from and relationship with CWH. Pursuant to this transaction agreement and subject to certain conditions, among other things, CWH granted us a right of first refusal to acquire any property owned by CWH that CWH determines to divest if the property is then majority leased to a government tenant, which right of first refusal will also apply in the event of an indirect sale of any such properties resulting from a change of control of CWH.

On March 15, 2013, CWH sold all 9,950,000 of our common shares it owned in a public offering. In connection with this public offering, on March 11, 2013, we entered into a registration agreement with CWH under which CWH agreed to pay all expenses incurred by us relating to the registration and sale of our common shares owned by CWH in the offering, pursuant to which CWH paid us $310 during 2013. In addition, under the registration agreement, CWH agreed to indemnify us and our officers, Trustees and controlling persons, and we agreed to indemnify CWH and its officers, trustees and controlling persons, against certain liabilities related to the public offering, including liabilities under the Securities Act of 1933, as amended, or the Securities Act.

AIC:  We, RMR and six other companies to which RMR provides management services each currently own approximately 12.5% of Affiliates Insurance Company, or AIC, an Indiana insurance company. All of our Trustees and most of the trustees and directors of the other AIC shareholders currently serve on the board of directors of AIC. RMR provides management and administrative services to AIC pursuant to a management and administrative services agreement with AIC.

We and the other shareholders of AIC have purchased property insurance providing $500,000 of coverage pursuant to an insurance program arranged by AIC and with respect to which AIC is a reinsurer of certain coverage amounts. This program currently expires in June 2014, and we may determine to renew our participation in this program at that time. As of March 31, 2014, we have invested $5,194 in AIC since we became an equity owner of AIC in 2009. Although we own less than 20% of AIC, we use the equity method to account for this investment because we believe that we have significant influence over AIC as all of our Trustees are also directors of AIC. Our investment in AIC had a carrying value of $5,954 and $6,031 as of March 31, 2014 and December 31, 2013, respectively, which amounts are included in other assets on our condensed consolidated balance sheet. We recognized a loss of $97 and income of $76 related to our investment in AIC for the three months ended March 31, 2014 and 2013, respectively.

On March 25, 2014, as a result of the removal, without cause, of all of the trustees of CWH, CWH underwent a change in control, as defined in the shareholders agreement among us, the other shareholders of AIC and AIC. In April 2014, as a result of the change in control of CWH and in accordance with the terms of the shareholders agreement, we provided notice of exercise of our right to purchase shares of AIC CWH then owned.  We expect that we and the other non-CWH shareholders will purchase pro rata all of the AIC shares CWH owns.  As such, we expect to purchase 2,857 of those shares for $825, and that following these purchases, we and the other remaining six shareholders will then each own approximately 14.3% of AIC.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with our condensed consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2013, or our Annual Report.

OVERVIEW

We are a real estate investment trust, or REIT, organized under Maryland law. As of March 31, 2014, we owned 69 properties (88 buildings), excluding two properties (two buildings) classified as discontinued operations, located in 31 states and the District of Columbia containing approximately 10.4 million rentable square feet, of which 66.5% was leased to the U.S. Government, 18.6% was leased to 11 state governments, 1.8% was leased to the United Nations, an international intergovernmental organization, 8.2% was leased to various non-governmental organizations and 4.9% was available for lease.  The U.S. Government, 11 state governments and the United Nations combined were responsible for 92.6% and 93.8% of our annualized rental income, as defined below, as of March 31, 2014 and 2013, respectively.

Property Operations

As of March 31, 2014, excluding properties classified as discontinued operations, 95.1% of our rentable square feet were leased, compared to 93.6% of our rentable square feet as of March 31, 2013.  Occupancy data for our properties as of March 31, 2014 and 2013 is as follows (square feet in thousands):

			Comparable
	All Properties(1)		Properties(2)
	March 31,		March 31,
	2014	2013	2014	2013
Total properties (end of period)	69	63	63	63
Total buildings (end of period)	88	79	79	79
Total square feet	10,400	9,646	9,646	9,646
Percent leased(3)	95.1%	93.6%	94.7%	93.6%

(1)             Based on properties we owned on March 31, 2014 and excludes properties classified as discontinued operations.

(2)             Based on properties we owned on March 31, 2014 and which we owned continuously since January 1, 2013, and excludes properties classified as discontinued operations.  Our comparable properties increased from 56 properties (69 buildings) at March 31, 2013 as a result of our acquisition of 10 properties (13 buildings) during the year ended December 31, 2012 less two properties (two buildings) classified as discontinued operations during the year ended December 31, 2013, and our sale of one property (one building) during the three months ended March 31, 2014.

(3)             Percent leased includes (i) space being fitted out for tenant occupancy pursuant to our lease agreements, if any, and (ii) space which is leased, but is not occupied or is being offered for sublease by tenants, if any, as of the measurement date.

The average annualized effective rental rate per square foot for our properties for the periods ended March 31, 2014 and 2013 are as follows:

	Three Months Ended
	March 31,
	2014	2013
Average annualized effective rental rate per square foot:(1)
All properties(2)	$24.49	$24.78
Comparable properties(3)	$24.81	$24.78

(1)             Average annualized effective rental rate per square foot represents annualized total rental income during the period specified divided by the average rentable square feet leased during the period specified. Excludes properties classified as discontinued operations.

(2)             Based on properties we owned on March 31, 2014 and excludes properties classified as discontinued operations.

(3)             Based on properties we owned on March 31, 2014 and which we owned continuously since January 1, 2013, and excludes properties classified as discontinued operations.

We currently believe that U.S. property leasing market conditions are slowly improving, but remain weak in many U.S. markets. Our historical experience with respect to properties of the type we own that are majority leased to government tenants has been that government tenants frequently renew leases to avoid the costs and disruptions that may result from relocating their operations. We believe that budgetary pressures may cause an increased demand for leased space by government tenants, as opposed to new buildings built on behalf of government tenants. However, these same budgetary pressures could also result in a decrease in government sector employment, government tenants reducing their space utilization or consolidation into government owned properties, thereby reducing the demand for government leased space. We believe the U.S. Government is actively trying to reduce the square foot per employee in its owned and leased buildings and trying to consolidate, where appropriate, out of leased space and into government owned space, which could have an impact of reducing the space the U.S. Government leases from us.  At the same time, we believe that certain efforts by the U.S. Government to consolidate certain operations have resulted in the U.S. Government leasing additional space in some of our properties.  Accordingly, we are unable to reasonably project what the financial impact of market conditions or changing government financial circumstances or building or space needs will be on our financial results for future periods.

As of March 31, 2014, excluding properties classified as discontinued operations, we had leases totaling 811,015 rentable square feet that were scheduled to expire through March 31, 2015. Based upon current market conditions and tenant negotiations for leases scheduled to expire through March 31, 2015, we expect that rental rates we are likely to achieve on new or renewed leases will, in the aggregate and on a weighted (by annualized revenues) average basis, be higher than the rates currently being paid, thereby generally resulting in slightly higher revenue from the same space absent a decrease in occupancies. However, we can provide no assurance that the rental rates we expect will occur or that we will not experience material declines in our rental income due to vacancies upon lease expirations. Prevailing market conditions and government tenants’ needs at the time we negotiate our leases will generally determine rental rates and other terms for leased space in our properties; and market conditions and government tenants’ needs are beyond our control. As of March 31, 2014, lease expirations at our properties, excluding properties classified as discontinued operations, by year are as follows (square feet and dollars in thousands):

					Annualized
	Number of	Expirations of		Cumulative	Rental		Cumulative
	Tenants	Leased Square	Percent	Percent	Income	Percent	Percent
Year(1)	Expiring	Feet(2)	of Total	of Total	Expiring(3)	of Total	of Total
2014	39	338	3.4%	3.4%	$7,659	3.3%	3.3%
2015	40	1,292	13.1%	16.5%	29,884	12.7%	16.0%
2016	41	974	9.8%	26.3%	32,880	14.0%	30.0%
2017	34	643	6.5%	32.8%	13,246	5.6%	35.6%
2018	36	1,166	11.8%	44.6%	31,159	13.3%	48.9%
2019	26	1,421	14.4%	59.0%	33,128	14.1%	63.0%
2020	17	1,027	10.4%	69.4%	24,127	10.3%	73.3%
2021	11	855	8.6%	78.0%	16,476	7.0%	80.3%
2022	9	653	6.6%	84.6%	13,970	5.9%	86.2%
2023 and thereafter	20	1,523	15.4%	100.0%	32,543	13.8%	100.0%
Total	273	9,892	100.0%		$235,072	100.0%

Weighted average remaining lease term (in years)		5.4			5.1

(1)                                     The year of lease expiration is pursuant to current contract terms. Some government tenants have the right to vacate their space before the stated expirations of their leases. As of March 31, 2014, government tenants occupying approximately 8.7% of our rentable square feet and responsible for approximately 7.1% of our annualized rental income as of March 31, 2014 have currently exercisable rights to terminate their leases before the stated expirations. Also in 2014, 2015, 2016, 2017, 2018, 2019, 2020, 2022 and 2023, early termination rights become exercisable by other tenants who currently occupy an additional approximately 2.8%, 5.4%, 6.3%, 2.8%, 1.1%, 4.0%, 2.5%, 1.3% and 1.4% of our rentable square feet, respectively, and contribute an additional approximately 3.1%, 3.1%, 9.0%, 3.6%, 1.3%, 4.7%, 2.6%, 0.8% and 1.2% of our annualized rental income, respectively, as of March 31, 2014.  In addition, as of March 31, 2014, 10 of our state government tenants have currently exercisable rights to terminate their leases if these states do not appropriate rent in their respective annual budgets. These 10 tenants occupy approximately 7.3% of our rentable square feet and contribute approximately 7.2% of our annualized rental income as of March 31, 2014.

(2)                                     Leased square feet is pursuant to leases existing as of March 31, 2014, and includes (i) space being fitted out for tenant occupancy pursuant to our lease agreements, if any, and (ii) space which is leased, but is not occupied or is being offered for sublease by tenants, if any.

(3)                                     Annualized rental income is the annualized contractual base rents from our tenants pursuant to our lease agreements as of March 31, 2014, plus straight line rent adjustments and estimated recurring expense reimbursements to be paid to us, and excluding lease value amortization.

Acquisition and Disposition Activities (dollar amounts in thousands)

During the three months ended March 31, 2014, we acquired one office property (one building) for a purchase price of $19,775, including the assumption of $14,524 of mortgage debt and excluding acquisition costs.  We acquired this property at a capitalization rate of 8.6%.  We calculate the capitalization rate for property acquisitions as the ratio of (x) annual straight line rental income, excluding the impact of above and below market lease amortization, based on leases in effect on the acquisition date, less estimated annual property operating expenses as of the acquisition date, excluding depreciation and amortization expense, to (y) the acquisition purchase price, including the principal amount of assumed debt, if any, and excluding acquisition costs.  In December 2013, we entered into an agreement to acquire one office property (two buildings) for a purchase price of $113,250, including the assumption of $83,000 of mortgage debt and excluding acquisition costs.  This pending acquisition is subject to closing conditions; accordingly, we can provide no assurance that we will acquire this property or that this acquisition will not be delayed or that the terms will not change.

In February 2014, we sold an office property (one building) located in Phoenix, AZ with 97,145 rentable square feet for $5,000, excluding closing costs.  In April 2014, we entered an agreement to sell an office property (one building) in Falls Church, VA with 164,746 rentable square feet and a net book value of $12,548 at March 31, 2014.  The contract sales price is $16,500, excluding closing costs. The closing of this disposition is subject to certain conditions, including the purchaser obtaining certain zoning entitlements, and is currently expected to occur in 2015.  In addition, we continue to market for sale an office property (one building) located in San Diego, CA with 94,272 rentable square feet and a net book value of $11,008 at March 31, 2014. We can provide no assurance that sales of these two properties will occur.

For more information about these transactions, please see Note 3 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Our strategy related to property acquisitions and dispositions is materially unchanged from that disclosed in our Annual Report. We continue to explore and evaluate for possible acquisition additional properties that are majority leased to government tenants; however, we cannot assure that we will reach any agreement to acquire such properties, or that if we do reach any such agreement, that we will complete the acquisitions. Although we have not identified other properties for disposition, we expect to periodically identify properties for disposition based on identifying future changes in market conditions, changes in property performance, our expectation regarding lease renewals or our plans with regard to particular properties.  Our plans for particular properties and other strategic considerations may cause us to change our disposition strategy, and we may do so at any time and without shareholder approval.

RESULTS OF OPERATIONS (amounts in thousands, except per share amounts)

Three Months Ended March 31, 2014, Compared to Three Months Ended March 31, 2013

					Acquired Properties Results(2)
	Comparable Properties Results (1)				Three Months Ended		Consolidated Results
	Three Months Ended March 31,				March 31,		Three Months Ended March 31,
			$	%					$	%
	2014	2013	Change	Change	2014	2013	2014	2013	Change	Change

Rental income	$56,380	$56,304	$76	0.1%	$3,440	$—	$59,820	$56,304	$3,516	6.2%
Operating expenses:
Real estate taxes	6,557	6,321	236	3.7%	255	—	6,812	6,321	491	7.8%
Utility expenses	5,420	3,849	1,571	40.8%	276	—	5,696	3,849	1,847	48.0%
Other operating expenses	10,388	9,321	1,067	11.4%	653	—	11,041	9,321	1,720	18.5%
Total operating expenses	22,365	19,491	2,874	14.7%	1,184	—	23,549	19,491	4,058	20.8%
Net operating income(3)	$34,015	$36,813	$(2,798)	(7.6)%	$2,256	$—	36,271	36,813	(542)	(1.47)%

Other expenses
Depreciation and amortization							15,427	13,326	2,101	15.8%
Acquisition related costs							509	34	475	1,397.1%
General and administrative							3,097	3,179	(82)	(2.6)%
Total other expenses							19,033	16,539	2,494	15.1%
Operating income							17,238	20,274	(3,036)	(15.0)%
Interest and other income							50	6	44	733.3%
Interest expense (including net amortization of debt premiums and deferred financing fees of $330 and $331, respectively)							(4,527)	(4,147)	(380)	9.2%
Income from continuing operations before income tax expense and equity in earnings (losses) of an investee							12,761	16,133	(3,372)	(20.9)%
Income tax expense							(22)	(43)	21	(48.8)%
Equity in earnings (losses) of an investee							(97)	76	(173)	(227.6)%
Income from continuing operations							12,642	16,166	(3,524)	(21.8)%
Net income from discontinued operations							2,548	8,560	(6,012)	(70.2)%
Net income							$15,190	$24,726	$(9,536)	(38.6)%

Weighted average common shares outstanding							54,725	54,645	80	0.1%

Net income from continuing operations per common share							$0.23	$0.30	$(0.06)	(20.0)%
Net income from discontinued operations per common share							$0.05	$0.16	$(0.11)	(68.8)%
Net income per common share							$0.28	$0.45	$(0.17)	(37.8)%

Calculation of Funds From Operations and Normalized Funds From Operations(4)

Net income							$15,190	$24,726
Plus: Depreciation and amortization from continuing operations							15,427	13,326
Plus: Depreciation and amortization from discontinued operations							—	414
Less: Increase in carrying value of asset held for sale							(2,344)	—
Less: Net gain on sale of properties from discontinued operations							—	(8,168)
Funds from operations							28,273	30,298
Acquisition related costs							509	34
Estimated business management incentive fees(5)							—	180
Normalized funds from operations							$28,782	$30,512

Funds from operations per common share							$0.52	$0.55
Normalized funds from operations per common share							$0.53	$0.56

(1)                                         Comparable properties consist of 63 properties (79 buildings) we owned on March 31, 2014 and which we owned continuously since January 1, 2013, and exclude properties classified as discontinued operations.

(2)                                         Acquired properties consist of six properties (nine buildings) we owned on March 31, 2014, and which we acquired during the period from January 1, 2013 to March 31, 2014.

(3)                                         We calculate net operating income, or NOI, as shown above. We define NOI as income from our real estate less our property operating expenses. NOI excludes amortization of capitalized tenant improvement costs and leasing commissions. We consider NOI to be an appropriate supplemental measure to net income because it may help both investors and management to understand the operations of our properties. We use NOI to evaluate individual and company wide property level performance, and we believe that NOI provides useful information to investors regarding our results of operations because it reflects only those income and expense items that are incurred at the property level and may facilitate comparisons of our operating performance between periods and with other REITs. The calculation of NOI excludes certain components of net income in order to provide results that are more closely related to our properties’ results of operations. NOI does not represent cash generated by operating activities in accordance with GAAP and should not be considered as an alternative to net income, operating income or cash flow from operating activities, determined in accordance with GAAP, or as an indicator of our financial performance or liquidity, nor is this measure necessarily indicative of sufficient cash flow to fund all of our needs. This measure should be considered in conjunction with net income, operating income and cash flow from operating activities as presented in our Condensed Consolidated Statements of Income and Comprehensive Income and Condensed Consolidated Statements of Cash Flows. Other real estate investment trusts, or REITs, and real estate companies may calculate NOI differently than we do.

(4)                                         We calculate FFO and Normalized FFO as shown above. FFO is calculated on the basis defined by The National Association of Real Estate Investment Trusts, or NAREIT, which is net income, calculated in accordance with GAAP, plus real estate depreciation and amortization, excluding carrying value adjustments of real estate assets held for sale and any gain or loss on sale of properties, as well as certain other adjustments currently not applicable to us. Our calculation of Normalized FFO differs from NAREIT’s definition of FFO because we exclude acquisition related costs and estimated business management incentive fees. We consider FFO and Normalized FFO to be appropriate measures of operating performance for a REIT, along with net income, operating income and cash flow from operating activities. We believe that FFO and Normalized FFO provide useful information to investors because by excluding the effects of certain historical amounts, such as depreciation expense, FFO and Normalized FFO may facilitate a comparison of our operating performance between periods and with other REITs. FFO and Normalized FFO are among the factors considered by our Board of Trustees when determining the amount of distributions to our shareholders. Other factors include, but are not limited to, requirements to maintain our status as a REIT, limitations in our revolving credit facility and term loan agreements, the availability of debt and equity capital, our expectation of our future capital requirements and operating performance, and our expected needs and availability of cash to pay our obligations. FFO and Normalized FFO do not represent cash generated by operating activities in accordance with GAAP and should not be considered as alternatives to net income, operating income or cash flow from operating activities, determined in accordance with GAAP, or as indicators of our financial performance or liquidity, nor are these measures necessarily indicative of sufficient cash flow to fund all of our needs. These measures should be considered in conjunction with net income, operating income and cash flow from operating activities as presented in our Condensed Consolidated Statements of Income and Comprehensive Income and Condensed Consolidated Statements of Cash Flows.  Other REITs and real estate companies may calculate FFO and Normalized FFO differently than we do.

(5)                                         Amounts represent estimated incentive fees under our business management agreement payable in common shares after the end of each calendar year calculated: (i) prior to 2014 based upon increases in annual normalized funds from operations, and (ii) beginning in 2014 based on common share total return.  In calculating net income in accordance with GAAP, we recognize estimated business management incentive fee expense, if any, each quarter.  Although we recognize this expense each quarter for purposes of calculating net income, we do not include these amounts in the calculation of Normalized FFO until the fourth quarter, which is when the actual expense amount for the year is determined. Adjustments were made to prior period amounts to conform to the current period Normalized FFO calculation.

We refer to the 63 properties (79 buildings) we owned on March 31, 2014 and which we have owned continuously since January 1, 2013, excluding properties classified as discontinued operations, as comparable properties.  We refer to the six properties (nine buildings) that we owned as of March 31, 2014, which we acquired during the period from January 1, 2013 to March 31, 2014, as acquired properties.  Our condensed consolidated statement of income for the three months ended March 31, 2014 includes the operating results of five acquired properties (eight buildings) for the entire period and one acquired property (one building) for less than the entire period, as we acquired those five properties (eight buildings) prior to January 1, 2014 and we acquired that one property (one building) during that period.  Our condensed consolidated statement of income for the three months ended March 31, 2013 does not include the operating results of any acquired properties, as those properties were purchased subsequent to that period.

References to changes in the income and expense categories below relate to the comparison of consolidated results for the three month period ended March 31, 2014, compared to the three month period ended March 31, 2013.

Rental income.  The increase in rental income reflects the effects of acquired properties and a slight increase in rental income for comparable properties.  Rental income increased $3,440 from properties acquired after January 1, 2013.  Rental income for comparable properties was essentially unchanged between periods. Rental income includes non-cash straight line rent adjustments totaling $1,142 in the 2014 period and $738 in the 2013 period and amortization of acquired leases and assumed lease obligations totaling ($190) in the 2014 period and ($241) in the 2013 period.

Real estate taxes. The increase in real estate taxes reflects the effects of acquired properties and an increase in real estate taxes for comparable properties. Real estate taxes increased $255 from properties acquired after January 1, 2013.  Real estate taxes for comparable properties increased $236 due primarily to the effect of higher tax assessments at certain of our properties in the 2014 period.

Utility expenses.  The increase in utility expenses reflects the effects of acquired properties and an increase in utility expenses for comparable properties.  Utility expenses increased $276 from properties acquired after January 1, 2013.  Utility expenses at comparable properties increased $1,571 due primarily to colder than normal temperatures experienced in certain parts of the United States during the 2014 period.

Other operating expenses.  Other operating expenses consist of property management fees, salaries and benefit costs of property level personnel, repairs and maintenance expense, cleaning expense and other direct costs of operating our properties. The increase in other operating expenses reflects the effects of acquired properties and an increase in expenses for comparable properties.  Other operating expenses increased $653 from properties acquired after January 1, 2013.  Other operating expenses at comparable properties increased $1,067 primarily as a result of increases in snow removal, insurance expenses and repair and maintenance costs at certain of our properties during the 2014 period.

Depreciation and amortization.  The increase in depreciation and amortization reflects the effect of property acquisitions and improvements made to certain of our properties since January 1, 2013.  Depreciation and amortization increased $1,546 from properties acquired after January 1, 2013.  Depreciation and amortization at comparable properties increased $555 due primarily to improvements made to certain of our properties after January 1, 2013, partially offset by certain depreciable leasing related assets becoming fully depreciated in 2013 and 2014.

Acquisition related costs.  Acquisition related costs in both the 2014 and 2013 periods include legal and due diligence costs incurred in connection with our acquisition activity.

General and administrative.  General and administrative expenses consist of fees pursuant to our business management agreement with RMR, equity compensation expense, legal and accounting fees, Trustees’ fees and expenses, securities listing and transfer agency fees and other costs relating to our status as a publicly traded company.  The decrease in general and administrative expenses primarily reflects a decrease in the amount of incentive management fees recognized under our business management agreement during the 2014 period compared to the 2013 period.

Interest and other income.  The increase in interest and other income is primarily the result of a larger amount of investable cash in the 2014 period compared to the 2013 period.

Interest expense.  The increase in interest expense reflects a higher average outstanding debt balance during the 2014 period compared to the 2013 period.

Income tax expense. The increase in income tax expense reflects higher operating income in certain jurisdictions in the 2014 period that is subject to state income taxes.

Equity in earnings (losses) of an investee.  Equity in earnings (losses) of an investee represents our proportionate share of earnings (losses) from our investment in Affiliates Insurance Company, or AIC.

Income from discontinued operations.  Income from discontinued operations reflects operating results of two properties sold during the three months ended March 31, 2013, one property sold during the three months ended March 31, 2014 and two properties held for sale as of March 31, 2014.  Income from discontinued operations includes a net gain of $8,168 realized from the sale of two properties in the 2013 period and a $2,344 increase in the carrying value of an asset held for sale in the 2014 period.

Net income.  Our net income and net income per share decreased in the 2014 period compared to the 2013 period as a result of the changes noted above.

LIQUIDITY AND CAPITAL RESOURCES

Our Operating Liquidity and Resources (dollar amounts in thousands)

Our principal source of funds to meet operating expenses and pay distributions on our common shares is the operating cash flow we generate from our rental income from our properties. We believe that our operating cash flow will be sufficient to pay our operating expenses, debt service and distributions on our common shares for the next 12 months and the foreseeable future thereafter. Our future cash flows from operating activities will depend primarily upon our ability to:

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

Our changes in cash flows for the three months ended March 31, 2014 compared to the same period in 2013 were as follows: (i) cash provided by operating activities increased from $29,646 in 2013 to $31,065 in 2014; (ii) cash flows from investing activities changed from $14,667 of cash provided by investing activities in 2013 to a $5,108 use of cash in investing activities in 2014; and (iii) cash used in financing activities decreased from $45,982 in 2013 to $30,641 in 2014.

Cash provided by operating activities for the three month period ended March 31, 2014 as compared to the corresponding prior year period primarily reflects an increase in cash provided by changes in our working capital accounts in the 2014 period.  The change in cash (used in) provided by investing activities for the three month period ended March 31, 2014 as compared to the corresponding prior year period was due primarily to the acquisition of a property in the 2014 period and higher net proceeds received from the sale of properties during the 2013 period.  The change in cash used in financing activities for the three month period ended March 31, 2014 as compared to the corresponding prior year period was due primarily to higher net debt repayments during the 2013 period.

Our Investment and Financing Liquidity and Resources (dollar amounts in thousands, except per share and per square foot amounts)

In order to fund acquisitions and to meet cash needs that may result from timing differences between our receipt of rents and our desire or need to make distributions or pay operating or capital expenses, we maintain a $550,000 unsecured revolving credit facility with a group of institutional lenders. The maturity date of our revolving credit facility is October 19, 2015 and, subject to the payment of an extension fee and meeting certain other conditions, includes an option for us to extend the stated maturity date of our revolving credit facility by one year to October 19, 2016. In addition, our revolving credit facility includes a feature under which maximum borrowings may be increased to up to $1,100,000 in certain circumstances. Borrowings under our revolving credit facility bear interest at a rate of LIBOR plus a premium, which was 150 basis points as of March 31, 2014. We also pay a facility fee of 35 basis points per annum on the total amount of lending commitments under our revolving credit facility. Both the interest rate premium and the facility fee are subject to adjustment based upon changes to our credit ratings. We can borrow, repay and reborrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity. As of March 31, 2014, the interest rate payable on borrowings under our revolving credit facility was 1.7%, and the weighted average interest rate for borrowings under our revolving credit facility was 1.7% for the three months ended March 31, 2014. As of both March 31, 2014 and April 29, 2014, we had $150,500 outstanding under our revolving credit facility and $399,500 available to borrow under our revolving credit facility.

We also have a $350,000 unsecured term loan which matures on January 11, 2017 and is prepayable without penalty at any time. The amount outstanding under our term loan bears interest at LIBOR plus a premium, which was 175 basis points as of March 31, 2014. The interest rate premium is subject to adjustment based upon changes to our credit ratings. As of March 31, 2014, the interest rate for the amount outstanding under our term loan was 1.9% and the weighted average interest rate for the amount outstanding under our term loan was 1.9%, for the three months ended March 31, 2014.

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

On February 21, 2014, we paid a distribution to common shareholders in the amount of $0.43 per share, or $23,530. We funded this distribution using cash on hand and borrowings under our revolving credit facility. On April 8, 2014, we declared a distribution payable to common shareholders of record on April 25, 2014, in the amount of $0.43 per share, or $23,535. We expect to pay this distribution on or about May 21, 2014 using cash on hand and borrowings under our revolving credit facility.

During the three months ended March 31, 2014 and 2013, amounts capitalized at our properties, excluding properties classified as discontinued operations, for tenant improvements, leasing costs, building improvements and development and redevelopment activities were as follows:

	Three Months Ended
	March 31,
	2014	2013
Tenant improvements(1)	$1,953	$1,793
Leasing costs(2)	$269	$835
Building improvements(3)	$2,104	$230
Development, redevelopment and other activities(4)	$99	$414

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

Leases at our properties, excluding properties classified as discontinued operations, totaling 32,646 rentable square feet expired during the three months ended March 31, 2014.  During the three months ended March 31, 2014 we entered into leases totaling 62,470 rentable square feet, which includes lease renewals of 31,784 rentable square feet. The weighted (by rentable square feet) average rental rates for leases of 17,549 rentable square feet entered into with government tenants during the three months ended March 31, 2014 increased by 35.9%, when compared to the weighted (by rentable square feet) average prior rents for the same space. The weighted (by rentable square feet) average rental rates for leases of 44,921 rentable square feet entered into with non-government tenants during the three months ended March 31, 2014 decreased by 12.4% when compared to the weighted (by rentable square feet) average rental rates previously charged for the same space.

During the three months ended March 31, 2014, commitments made for expenditures, such as tenant improvements and leasing costs, in connection with leasing space at our properties were as follows:

	Government	Non-Government
	Leases	Leases	Total
Rentable square feet leased during the period	17,549	44,921	62,470
Tenant leasing costs and concession commitments(1)	$—	$1,658	$1,658
Tenant leasing costs and concession commitments per rentable square foot(1)	$—	$36.92	$26.55
Weighted (by square feet) average lease term (years)	6.8	5.3	5.7
Total leasing costs and concession commitments per rentable square foot per year(1)	$—	$6.95	$4.62

(1)                                     Includes commitments made for leasing expenditures and concessions, such as tenant improvements, leasing commissions, tenant reimbursements and free rent.

As of March 31, 2014, we have estimated unspent leasing related obligations of $14,016.

Off Balance Sheet Arrangements

As of March 31, 2014, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Debt Covenants (dollars in thousands)

Our principal debt obligations at March 31, 2014 were outstanding borrowings under our $550,000 revolving credit facility, our $350,000 term loan and five secured mortgage loans assumed in connection with certain of our acquisitions. Our mortgage loans are non-recourse, subject to certain limited exceptions, and do not contain any material financial covenants. Our revolving credit facility agreement and our term loan agreement contain a number of covenants which restrict our ability to incur debts in excess of calculated amounts, restrict our ability to make distributions under certain circumstances and generally require us to maintain certain financial ratios. Our revolving credit facility agreement and our term loan agreement provide for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, such as a change of control of us, which includes RMR ceasing to act as our business manager and property manager. We believe we were in compliance with all of our covenants under our revolving credit facility agreement and our term loan agreement at March 31, 2014.

Our revolving credit facility agreement and our term loan agreement contain cross default provisions, which are generally triggered upon default of any of our other debts of at least $25,000 or more that are recourse debts and to any other debts of $50,000 or more that are non-recourse debts.

Related Person Transactions (dollars in thousands)

We have relationships and historical and continuing transactions with our Trustees, our executive officers, RMR, AIC and other companies to which RMR provides management services and others affiliated with them. For example, we have no employees and personnel and various services we require to operate our business are provided to us by RMR pursuant to management agreements; and RMR is owned by our Managing Trustees. Also, as a further example, we have relationships with other companies to which RMR provides management services and which have trustees, directors and officers who are also trustees, directors or officers of ours or RMR; and we, RMR and six other companies to which RMR provides management services each currently own approximately 12.5% of AIC, and we and the other shareholders of AIC have property insurance in place providing $500,000 of coverage pursuant to an insurance program arranged by AIC and with respect to which AIC is a reinsurer of certain coverage amounts. For further information about these and other such relationships and related person transactions, please see Note 9 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference. In addition, for more information about these transactions and relationships, please see elsewhere in this Quarterly Report on Form 10-Q, including “Warning Concerning Forward Looking Statements” in Part I, and our Annual Report, our definitive Proxy Statement for our 2014 Annual Meeting of Shareholders, or our Proxy Statement, and our other filings with the Securities and Exchange Commission, or SEC, including Note 5 to our Consolidated Financial Statements included in our Annual Report, the sections captioned “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Related Person Transactions” and “Warning Concerning Forward Looking Statements” of our Annual Report and the section captioned “Related Person Transactions” and the information regarding our Trustees and executive officers in our Proxy Statement. In addition, please see the section captioned “Risk Factors” of our Annual Report for a description of risks that may arise from these transactions and relationships. Our filings with the SEC, including our Annual Report and our Proxy Statement, are available at the SEC’s website at www.sec.gov. Copies of certain of our agreements with these related parties, including our business management agreement and property management agreement with RMR and our shareholders agreement with AIC and its shareholders, are publicly available as exhibits to our public filings with the SEC and accessible at the SEC’s website.

We believe that our agreements with RMR and AIC are on commercially reasonable terms. We also believe that our relationships with RMR and AIC and their affiliated and related persons and entities benefit us and, in fact, provide us with competitive advantages in operating and growing our business.

Item 3. Quantitative and Qualitative Disclosures About Market Risk (dollar amounts in thousands)

We are exposed to risks associated with market changes in interest rates. We manage our exposure to this market risk by monitoring available financing alternatives. Our strategy to manage exposure to changes in interest rates has not materially changed since December 31, 2013. Other than as described below, we do not currently foresee any significant changes in our exposure to fluctuations in interest rates or in how we manage this exposure in the near future.

At March 31, 2014, our outstanding fixed rate debt consisted of the following:

		Annual	Annual		Interest
	Principal	Interest	Interest		Payments
Debt	Balance(1)	Rate(1)	Expense(1)	Maturity	Due
Mortgage	$47,780	5.73%	$2,776	2015	Monthly
Mortgage	24,065	6.21%	1,515	2016	Monthly
Mortgage	9,118	7.00%	638	2019	Monthly
Mortgage	7,561	8.15%	616	2021	Monthly
Mortgage	14,524	5.88%	866	2021	Monthly
	$103,048		$6,411

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

Our mortgages require principal and interest payments through maturity pursuant to amortization schedules. Because these debts bear interest at a fixed rate, changes in market interest rates during the term of these debts will not affect our interest obligations. If these debts were refinanced at interest rates which are 100 basis points higher or lower than shown above, our per annum interest cost would increase or decrease, respectively, by approximately $1,042.

Changes in market interest rates would affect the fair value of our fixed rate debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt. Based on the balances outstanding at March 31, 2014, and discounted cash flow analysis through the respective maturity dates, and assuming no other changes in factors that may affect the fair value of our fixed rate debt obligations, a hypothetical immediate 100 basis point increase in interest rates would decrease the fair value of those obligations by approximately $1,673, and a hypothetical immediate 100 basis point decrease in interest rates would increase the fair value of those obligations by approximately $1,838.

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

At March 31, 2014, our floating rate debt consisted of $150,500 outstanding under our $550,000 unsecured revolving credit facility and our $350,000 unsecured term loan. Our revolving credit facility matures in October 2015, and subject to our meeting certain conditions, including our payment of an extension fee, we have the option to extend the stated maturity by one year to October 2016. No principal repayments are required under our revolving credit facility or term loan prior to maturity, and prepayments under our revolving credit facility may be made, and redrawn subject to conditions, at any time without penalty. Borrowings under our revolving credit facility and term loan are in U.S. dollars and bear interest at a rate of LIBOR plus a premium that is subject to adjustment based upon changes to our credit ratings. Accordingly, we are vulnerable to changes in U.S. dollar based short term rates, specifically LIBOR. There have been recent governmental inquiries regarding the setting of LIBOR, which may result in changes to the process that could have the effect of increasing LIBOR. In addition, upon renewal or refinancing of our revolving credit facility or our term loan, we are vulnerable to increases in interest rate premiums due to market conditions or our perceived credit risk. Generally, a change in interest rates generally would not affect the value of our floating rate debt but would affect our operating results.

The following table presents the impact a 100 basis point increase in interest rates would have on our annual floating rate interest expense as of March 31, 2014:

	Impact of Changes in Interest Rates
		Outstanding	Total Interest	Annual Earnings
	Interest Rate(1)	Debt	Expense Per Year	Per Share Impact(2)

At March 31, 2014	1.83%	$500,500	$9,286	$0.17
100 bps increase	2.83%	$500,500	$14,361	$0.26

(1)                                     Weighted based on the respective interest rates and outstanding borrowings under our credit agreement and term loan as of March 31, 2014.

(2)                                     Based on the weighted average shares outstanding for the three months ended March 31, 2014.

The following table presents the impact a 100 basis point increase in interest rates would have on our annual floating rate interest expense as of March 31, 2014 if we were fully drawn on our revolving credit facility and our term loan remained outstanding:

	Impact of Changes in Interest Rates
		Outstanding	Total Interest	Annual Earnings
	Interest Rate(1)	Debt	Expense Per Year	Per Share Impact(2)

At March 31, 2014	1.75%	$900,000	$15,969	$0.29
100 bps increase	2.75%	$900,000	$25,094	$0.46

(1)                   Weighted based on the respective interest rates and outstanding borrowings under our credit agreement (assuming fully drawn) and term loan as of March 31, 2014.

(2)                   Based on the weighted average shares outstanding for the three months ended March 31, 2014.

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

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•                  OUR TAX STATUS AS A REIT,

•                  OUR EXPECTATION THAT WE WILL BENEFIT FINANCIALLY BY PARTICIPATING IN AIC WITH RMR AND COMPANIES TO WHICH RMR PROVIDES MANAGEMENT SERVICES, AND

•                  OTHER MATTERS.

OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY OUR FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS.  FACTORS THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FORWARD LOOKING STATEMENTS AND UPON OUR BUSINESS, RESULTS OF OPERATIONS, FINANCIAL CONDITION, FFO, NORMALIZED FFO, NOI, CASH FLOWS, LIQUIDITY AND PROSPECTS INCLUDE, BUT ARE NOT LIMITED TO:

•                  THE IMPACT OF CHANGES IN THE ECONOMY AND THE CAPITAL MARKETS ON US AND OUR TENANTS,

•                  COMPETITION WITHIN THE REAL ESTATE INDUSTRY, PARTICULARLY WITH RESPECT TO THOSE MARKETS IN WHICH OUR PROPERTIES ARE LOCATED AND WITH RESPECT TO THE ACQUISITION OF GOVERNMENT LEASED PROPERTIES,

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

•                  ACTS OF TERRORISM, OUTBREAKS OF SO CALLED PANDEMICS OR OTHER MANMADE OR NATURAL DISASTERS BEYOND OUR CONTROL.

FOR EXAMPLE:

•                  CONTINGENCIES IN OUR ACQUISITION AND SALE AGREEMENTS MAY NOT BE SATISFIED AND OUR PENDING ACQUISITIONS AND SALES MAY NOT OCCUR, MAY BE DELAYED OR THE TERMS OF SUCH TRANSACTIONS MAY CHANGE,

•                  THIS QUARTERLY REPORT ON FORM 10-Q STATES THAT WE HAVE TWO PROPERTIES CLASSIFIED AS HELD FOR SALE AS OF MARCH 31, 2014 AND THAT THE AGGREGATE NET BOOK VALUE OF THESE PROPERTIES TOTALED $23.6 MILLION. AN IMPLICATION OF THOSE STATEMENTS MAY BE THAT WE WILL SELL THOSE PROPERTIES FOR AT LEAST $23.6 MILLION. HOWEVER, WE MAY NOT BE ABLE TO SELL ANY OF THOSE PROPERTIES OR MAY SELL THOSE PROPERTIES AT AMOUNTS THAT ARE LESS THAN THEIR CURRENT NET BOOK VALUES,

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

•                  INCREASING THE MAXIMUM BORROWINGS UNDER OUR REVOLVING CREDIT FACILITY AND OUR TERM LOAN IS SUBJECT TO OUR OBTAINING ADDITIONAL COMMITMENTS FROM LENDERS, WHICH MAY NOT OCCUR,

•                  THIS QUARTERLY REPORT ON FORM 10-Q STATES THAT WE MAY EXTEND THE MATURITY DATE OF OUR REVOLVING CREDIT FACILITY SUBJECT TO MEETING CERTAIN CONDITIONS AND PAYMENT OF A FEE. WE CAN PROVIDE NO ASSURANCE THAT THE APPLICABLE CONDITIONS WILL BE MET,

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

Part II.   Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On February 7, March 7 and April 7, 2014, we issued 3,344, 3,031 and 3,340 of our common shares, respectively, to RMR in payment of a portion of the management fee due to RMR pursuant to our business management agreement with RMR.  We issued these shares pursuant to an exemption from registration contained in Section 4(a)(2) of the Securities Act.

Item 6.         Exhibits

3.1                               Composite Copy of Amended and Restated Declaration of Trust, dated June 8, 2009, as amended to date. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.)

3.2                               Amended and Restated Bylaws of the Company adopted March 27, 2014. (Incorporated by reference to the Company’s Current Report on Form 8-K dated March 27, 2014.)

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

31.2                        Rule 13a-14(a) Certification. (Filed herewith.)

31.3                        Rule 13a-14(a) Certification. (Filed herewith.)

31.4                        Rule 13a-14(a) Certification. (Filed herewith.)

32.1                        Section 1350 Certification. (Furnished herewith.)

101.1                 The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income and Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements, tagged as blocks of text and in detail. (Filed herewith.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOVERNMENT PROPERTIES INCOME TRUST

By:	/s/ David M. Blackman
David M. Blackman President and Chief Operating Officer Dated: April 30, 2014

By:	/s/ Mark L. Kleifges
Mark L. Kleifges Treasurer and Chief Financial Officer (principal financial and accounting officer) Dated: April 30, 2014