Form 10-Q
period 2014-06-30
Government Properties Income Trust
filed 2014-08-06
CIK 1456772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Number of registrant’s common shares of beneficial interest, $.01 par value per share, outstanding as of August 5, 2014: 70,279,206

GOVERNMENT PROPERTIES INCOME TRUST

FORM 10-Q

June 30, 2014

PART I.       Financial Information

Item 1.  Financial Statements

GOVERNMENT PROPERTIES INCOME TRUST

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

(unaudited)

	June 30,	December 31,
	2014	2013
ASSETS
Real estate properties:
Land	$258,330	$243,686
Buildings and improvements	1,439,466	1,324,876
	1,697,796	1,568,562
Accumulated depreciation	(205,660)	(187,635)
	1,492,136	1,380,927

Assets of discontinued operations	23,570	25,997
Acquired real estate leases, net	163,831	142,266
Cash and cash equivalents	5,035	7,663
Restricted cash	2,501	1,689
Rents receivable, net	34,656	33,350
Deferred leasing costs, net	11,656	11,618
Deferred financing costs, net	3,618	3,911
Other assets, net	14,602	25,031
Total assets	$1,751,605	$1,632,452

LIABILITIES AND SHAREHOLDERS’ EQUITY
Unsecured revolving credit facility	$195,500	$157,000
Unsecured term loan	350,000	350,000
Mortgage notes payable	189,959	90,727
Liabilities of discontinued operations	262	276
Accounts payable and accrued expenses	22,175	23,216
Due to related persons	2,734	2,474
Assumed real estate lease obligations, net	17,752	19,084
Total liabilities	778,382	642,777

Commitments and contingencies

Shareholders’ equity:
Common shares of beneficial interest, $.01 par value: 70,000,000 shares authorized, 54,750,836 and 54,722,018 shares issued and outstanding, respectively	548	547
Additional paid in capital	1,106,452	1,105,679
Cumulative net income	221,711	191,913
Cumulative other comprehensive income	90	49
Cumulative common distributions	(355,578)	(308,513)
Total shareholders’ equity	973,223	989,675
Total liabilities and shareholders’ equity	$1,751,605	$1,632,452

See accompanying notes.

GOVERNMENT PROPERTIES INCOME TRUST

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(amounts in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Rental income	$62,428	$55,934	$122,248	$112,238

Expenses:
Real estate taxes	7,166	6,484	13,978	12,805
Utility expenses	4,049	3,860	9,745	7,709
Other operating expenses	10,860	9,798	21,901	19,119
Depreciation and amortization	16,191	13,603	31,618	26,929
Acquisition related costs	671	105	1,180	139
General and administrative	4,111	3,229	7,208	6,408
Total expenses	43,048	37,079	85,630	73,109

Operating income	19,380	18,855	36,618	39,129
Interest and other income	8	4	58	10
Interest expense (including net amortization of debt premiums and deferred financing fees of $223, $332, $553 and $663, respectively)	(5,158)	(4,065)	(9,685)	(8,212)
Income from continuing operations before income tax expense, and equity in earnings of an investee	14,230	14,794	26,991	30,927
Income tax expense	(101)	(43)	(123)	(86)
Equity in earnings of an investee	118	79	21	155
Income from continuing operations	14,247	14,830	26,889	30,996
Income from discontinued operations	361	374	2,909	8,934
Net income	14,608	15,204	29,798	39,930

Other comprehensive income (loss):
Equity in unrealized gain (loss) of an investee	22	(73)	41	(81)
Other comprehensive income (loss)	22	(73)	41	(81)
Comprehensive income	$14,630	$15,131	$29,839	$39,849

Weighted average common shares outstanding	54,743	54,669	54,734	54,657

Per common share amounts:
Income from continuing operations	$0.26	$0.27	$0.49	$0.57
Income from discontinued operations	$0.01	$0.01	$0.05	$0.16
Net income	$0.27	$0.28	$0.54	$0.73

See accompanying notes.

GOVERNMENT PROPERTIES INCOME TRUST

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Six Months Ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$29,798	$39,930
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	18,392	17,273
Net amortization of debt premium and deferred financing fees	553	663
Straight line rental income	(2,209)	(1,654)
Amortization of acquired real estate leases	12,702	10,413
Amortization of deferred leasing costs	964	590
Other non-cash expenses	1,008	1,046
Increase in carrying value of assets held for sale	(2,344)	—
Net gain on sale of properties	—	(8,168)
Equity in earnings of an investee	(21)	(155)
Change in assets and liabilities:
Restricted cash	(812)	(183)
Deferred leasing costs	(1,690)	(2,075)
Rents receivable	1,008	(59)
Other assets	2,016	1,258
Accounts payable and accrued expenses	1,341	397
Due to related persons	174	(787)
Cash provided by operating activities	60,880	58,489
CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate acquisitions and deposits	(47,359)	—
Real estate improvements	(9,704)	(6,542)
Investment in Affiliates Insurance Company	(825)	—
Proceeds from sale of properties, net	4,644	18,374
Cash (used in) provided by investing activities	(53,244)	11,832
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of mortgage notes payable	(1,072)	(955)
Borrowings on unsecured revolving credit facility	85,500	46,500
Repayments on unsecured revolving credit facility	(47,000)	(71,000)
Financing fees	(627)	—
Distributions to common shareholders	(47,065)	(47,002)
Cash used in financing activities	(10,264)	(72,457)
Decrease in cash and cash equivalents	(2,628)	(2,136)
Cash and cash equivalents at beginning of period	7,663	5,255
Cash and cash equivalents at end of period	$5,035	$3,119

Supplemental cash flow information:
Interest paid	$8,653	$7,610
Income taxes paid	87	128
Non-cash investing activities:
Real estate acquisition funded with the assumption of mortgage debt	$(97,524)	$—
Non-cash financing activities:
Assumption of mortgage debt	$97,524	$—

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

Note 2.   Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.  This update amends the criteria for reporting discontinued operations to, among other things, raise the threshold for disposals to qualify as discontinued operations. This update is effective for interim and annual reporting periods, beginning after December 15, 2014, with early adoption permitted.  We currently expect, that when adopted, this update will reduce the number of any future property dispositions we make to be presented as discontinued operations in our consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which provides guidance for revenue recognition. This update is effective for interim and annual reporting periods beginning after December 15, 2016.  We are currently in the process of evaluating the impact, if any, the adoption of this ASU will have on our consolidated financial statements.

Note 3. Real Estate Properties

As of June 30, 2014, we owned 71 properties (91 buildings), excluding two properties (two buildings) classified as discontinued operations, with an undepreciated carrying value of $1,697,796. We generally lease space in our properties on a gross lease or modified gross lease basis pursuant to fixed term operating leases expiring between 2014 and 2029. Certain of our government tenants have the right to terminate their leases before the lease term expires. Our leases generally require us to pay all or some property operating expenses and to provide all or most property management services. During the three months ended June 30, 2014, we entered into 17 leases for 204,326 rentable square feet for a weighted (by rentable square feet) average lease term of 5.1 years and we made commitments for approximately $5,336 of leasing related costs. During the six months ended June 30, 2014, we entered into 30 leases for 266,796 rentable square feet for a weighted (by rentable square feet) average lease term of 5.3 years and we made commitments for approximately $6,994 of leasing related costs.  We have estimated unspent leasing related obligations of $16,654 as of June 30, 2014.

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(unaudited)

Acquisition Activities

During the six months ended June 30, 2014, we acquired three office properties (four buildings) for an aggregate purchase price of $154,525, including the assumption of $97,524 of mortgage debt and excluding acquisition costs.  We allocated the purchase prices of these acquisitions based on the estimated fair values of the acquired assets and assumed liabilities as follows:

			Number								Premium
			of				Buildings		Acquired	Other	on
Acquisition			Properties/	Square	Purchase		and	Acquired	Lease	Assumed	Assumed
Date	Location	Type	Buildings	Feet	Price(1)	Land(2)	Improvements(2)	Leases(2)	Obligations(2)	Liabilities	Debt
March 2014	Fairfax, VA	Office	1 / 1	83,130	$19,775	$2,964	$12,840	$3,971	$—	$(233)	$—
May 2014	Richmond, VA	Office	1 / 1	173,932	22,500	2,614	15,930	4,003	(47)	—	—
May 2014	Reston, VA	Office	1 / 2	406,388	112,250	9,066	78,658	28,071	(398)	(93)	(3,147)
			3 / 4	663,450	$154,525	$14,644	$107,428	$36,045	$(445)	$(326)	$(3,147)

(1)             Purchase price excludes acquisition related costs.

(2)             The allocation of purchase price is based upon preliminary estimates and may change based upon the completion of our analysis of acquired in place leases.

In June 2014, we entered into an agreement to acquire an office property (one building) located in Lacey, WA with 109,576 rentable square feet. This property is 100% leased to the State of Washington. The contract purchase price is $19,200, excluding acquisition costs.

Also in June 2014, we entered into an agreement to acquire an office property (one building) located in Lorton, VA with 54,721 rentable square feet. This property is 100% leased to the U.S. Government. The contract purchase price is $20,500, excluding acquisition costs.

In August 2014, we entered into an agreement to acquire an office property (one building) located in Phoenix, AZ with 66,743 rentable square feet.  This property is 100% leased to the State of Arizona.  The contract purchase price is $13,000, excluding acquisition costs.

These pending acquisitions are subject to closing conditions; accordingly, we can provide no assurance that we will acquire these properties or that these acquisitions will not be delayed or that their terms will not change.

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

In April 2014, we entered an agreement to sell an office property (one building) located in Falls Church, VA with 164,746 rentable square feet and a net book value of $12,286 at June 30, 2014.  The contract sales price is $16,500, excluding closing costs.  The closing of this sale is subject to conditions, including the purchaser obtaining certain zoning entitlements and is currently expected to occur in 2015.  In July 2014, we entered an agreement to sell an office property (one building) located in San Diego, CA with 94,272 rentable square feet and a net book value of $11,008 at June 30, 2014. The contract sales price is $12,500, excluding closing costs.  The closing of this sale is subject to conditions and is currently expected to occur later in 2014. We can provide no assurance that sales of these two properties will occur. See Note 7 regarding the fair value of our assets and liabilities.

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(unaudited)

Results of operations for two properties (two buildings) we sold February 2013 and March 2013, one property (one building) we sold in February 2014 and two properties (two buildings) held for sale at June 30, 2014 are classified as discontinued operations in our condensed consolidated financial statements. Summarized balance sheet and income statement information for properties classified as discontinued operations is as follows:

Balance Sheets:

	June 30, 2014	December 31, 2013
Real estate properties, net	$23,267	$25,574
Rents receivable	276	381
Other assets	27	42
Assets of discontinued operations	$23,570	$25,997

Other liabilities	$262	$276
Liabilities of discontinued operations	$262	$276

Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Rental income	$746	$1,327	$1,486	$2,945
Real estate taxes	(124)	(164)	(273)	(382)
Utility expenses	(52)	(149)	(154)	(335)
Other operating expenses	(159)	(202)	(385)	(520)
Depreciation and amortization	—	(369)	—	(784)
General and administrative	(50)	(69)	(109)	(158)
Increase in carrying value of asset held for sale	—	—	2,344	—
Net gain on sale of properties	—	—	—	8,168
Income from discontinued operations	$361	$374	$2,909	$8,934

Note 4.  Revenue Recognition

We recognize rental income from operating leases that contain fixed contractual rent changes on a straight line basis over the term of the lease agreements. Certain of our leases with government tenants provide the tenant the right to terminate its lease if its respective legislature or other funding authority does not appropriate the funding necessary for the government tenant to meet its lease obligations.  We have determined the fixed non-cancelable lease term of these leases to be the fully executed term of the lease because we believe the occurrence of termination to be a remote contingency based on both our historical experience and our assessment of the likelihood of lease cancellation.

We increased rental income to record revenue on a straight line basis by $1,101 and $609 for the three months ended June 30, 2014 and 2013, respectively, and $2,243 and $1,347 for the six months ended June 30, 2014 and 2013, respectively.  Rents receivable include $12,730 and $10,515 of straight line rent receivables at June 30, 2014 and December 31, 2013, respectively.

Note 5.  Concentration

Tenant and Credit Concentration

We define annualized rental income as the annualized contractual base rents from our tenants pursuant to our lease agreements with them as of the measurement date, plus straight line rent adjustments and estimated recurring expense reimbursements to be paid to us, and excluding lease value amortization. The U.S. Government, 11 state governments and the United Nations combined were responsible for approximately 93.0% and 93.9% of our annualized rental income, excluding properties classified as discontinued operations, as of June 30, 2014 and 2013, respectively. The U.S. Government is our largest tenant by annualized rental income and

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(unaudited)

was responsible for approximately 70.0% and 70.9% of our annualized rental income, excluding properties classified as discontinued operations, as of June 30, 2014 and 2013, respectively.

Geographic Concentration

At June 30, 2014, our 71 properties (91 buildings), excluding properties classified as discontinued operations, were located in 31 states and the District of Columbia.  Properties located in Maryland, California, Virginia, the District of Columbia, Georgia, New York and Massachusetts were responsible for approximately 12.3%, 10.6%, 9.9%, 9.7%, 8.8%, 8.3% and 5.3% of our annualized rental income as of June 30, 2014, respectively.

Note 6.  Indebtedness

At June 30, 2014 and December 31, 2013, our outstanding indebtedness consisted of the following:

	June 30,	December 31,
	2014	2013

Unsecured revolving credit facility, due in 2015	$195,500	$157,000
Unsecured term loan, due in 2017	350,000	350,000
Mortgage note payable, 5.55% interest rate, including unamortized premium of $3,015, due in 2016(1)	86,015	—
Mortgage note payable, 5.73% interest rate, including unamortized premium of $300, due in 2015(1)	47,906	48,377
Mortgage note payable, 6.21% interest rate, due in 2016(1)	23,990	24,147
Mortgage note payable, 5.88% interest rate, due in 2021(1)	14,475	—
Mortgage note payable, 7.00% interest rate, including unamortized premium of $683, due in 2019(1)	9,749	9,919
Mortgage note payable, 8.15% interest rate, including unamortized premium of $465, due in 2021(1)	7,824	8,284
	$735,459	$597,727

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

In March 2014, we assumed a mortgage with a balance of $14,524 in connection with a property acquisition.  This mortgage note is secured by the acquired property, bears interest at 5.88% per annum and is amortized on a 30 year schedule (which commenced upon the original issuance of the note by its former obligor) until maturity in August 2021.  We did not record a premium or discount on this assumed debt because we believed the interest rate payable under this mortgage was equal to the rate we would have had to pay for debt with the same maturity at the time we assumed this obligation.

In May 2014, we assumed a mortgage with a balance of $83,000 in connection with a property acquisition.  This mortgage note is secured by the acquired property, bears interest at 5.55% per annum and monthly payments of interest only are due until maturity in April 2016.  We recorded a $3,147 premium on this assumed debt, which reduced its effective interest rate to 3.50%, because we believed the interest rate payable under this mortgage was above the rate we would have had to pay for debt with the same maturity at the time we assumed this obligation.

We have a $550,000 unsecured revolving credit facility that is available for general business purposes, including acquisitions. The maturity date of our revolving credit facility is October 19, 2015 and, subject to the payment of an extension fee and meeting certain other conditions, includes an option for us to extend the stated maturity date of our revolving credit facility by one year to October 19, 2016. In addition, our revolving credit facility includes a feature under which maximum borrowings may be increased to up to $1,100,000 in certain circumstances. Borrowings under our revolving credit facility bear interest at a rate of LIBOR plus a premium, which was 150 basis points as of June 30, 2014. We also pay a facility fee of 35 basis points per annum on the total amount of lending commitments under our revolving credit facility. Both the interest rate premium and the facility fee are subject to adjustment based upon changes to our credit ratings. As of June 30, 2014, the interest rate payable on borrowings under our revolving credit facility was 1.7% and the weighted average annual interest rate for borrowings under our revolving credit facility was 1.7% for

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(unaudited)

both the three and six months ended June 30, 2014, and 1.7% for both the three and six months ended June 30, 2013. As of June 30, 2014, we had $195,500 outstanding and $354,500 available under our revolving credit facility.

We have a $350,000 unsecured term loan, or our existing term loan. Our existing term loan matures on January 11, 2017, and is prepayable without penalty at any time. In addition, our existing term loan includes a feature under which maximum borrowings may be increased to up to $700,000 in certain circumstances. Our existing term loan bears interest at a rate of LIBOR plus a premium, which was 175 basis points as of June 30, 2014. The interest rate premium is subject to adjustment based upon changes to our credit ratings. As of June 30, 2014, the interest rate for the amount outstanding under our existing term loan was 1.9% and the weighted average interest rate for the amount outstanding under our existing term loan was 1.9% for both the three and six months ended June 30, 2014, and 1.9% for both the three and six months ended June 30, 2013.

On July 9, 2014, we entered into a new $500,000 unsecured term loan, or our new term loan.  Our new term loan matures on July 8, 2015, and is prepayable without penalty at any time.  Our new term loan bears interest at a rate of LIBOR plus a premium, which was 175 basis points as of July 9, 2014.  The interest rate premium is subject to adjustment based upon changes to our credit ratings.  We used the net proceeds of our new term loan to fund a portion of the purchase price of the Select Income REIT, or SIR, common shares we acquired on July 9, 2014.  In July 2014, we sold 15,525,000 common shares in a public offering at a price of $23.50 per share for net proceeds of approximately $349,731.  The net proceeds from this offering were used to partially repay amounts outstanding under our new term loan. See Notes 8 and 9 for further information regarding these transactions.

Our revolving credit facility agreement and our term loan agreements provide for acceleration of payment of all amounts due thereunder upon the occurrence and continuation of certain events of default, such as a change of control of us, which includes Reit Management & Research LLC, or RMR, ceasing to act as our business manager and property manager. Our revolving credit facility agreement and our term loan agreements also contain a number of covenants, including covenants that restrict our ability to incur debts or to make distributions under certain circumstances and require us to maintain financial ratios and a minimum net worth.  On July 9, 2014, we amended the agreements governing our revolving credit facility and our existing term loan to modify certain covenants and associated defined terms to accommodate our acquisition of the SIR common shares and our new term loan. We believe we were in compliance with the terms and conditions of our revolving credit facility agreement and our then existing term loan agreement at June 30, 2014.

At June 30, 2014, six of our properties (eight buildings) with an aggregate net book value of $264,679 secured six mortgage notes that were assumed in connection with the acquisition of such properties. Our mortgage notes are non-recourse and do not contain any material financial covenants.

Note 7. Fair Value of Assets and Liabilities

Our assets and liabilities at June 30, 2014 include cash and cash equivalents, restricted cash, rents receivable, mortgage notes payable, accounts payable, our revolving credit facility and our then existing term loan, amounts due to related persons, other accrued expenses and security deposits. At June 30, 2014, the fair values of our financial instruments approximated their carrying values in our condensed consolidated financial statements due to their short term nature or variable interest rates, except as follows:

	Carrying Amount	Fair Value
Mortgage note payable, 5.55% interest rate, including unamortized premium of $3,015, due in 2016	$86,015	$86,015
Mortgage note payable, 5.73% interest rate, including unamortized premium of $300, due in 2015	47,906	49,238
Mortgage note payable, 6.21% interest rate, due in 2016	23,990	25,928
Mortgage note payable, 5.88% interest rate, due in 2021	14,475	14,926
Mortgage note payable, 7.00% interest rate, including unamortized premium of $683, due in 2019	9,749	10,445
Mortgage note payable, 8.15% interest rate, including unamortized premium of $465, due in 2021	7,824	8,435
	$189,959	$194,987

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

The table below presents one of our assets measured on a non-recurring basis at fair value at June 30, 2014, categorized by the level of inputs used in the valuation of the asset:

		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)

Property held for sale(1)	$12,260	$—	$—	$12,260

(1)       The estimated fair value at June 30, 2014 of the property, for which a loss on asset impairment was recognized during the year ended December 31, 2013, is based upon broker estimates of value less estimated sales costs (Level 3 inputs as defined in the fair value hierarchy under GAAP).

During the three months ended March 31, 2014, we increased the carrying value of a property held for sale due to an increase in its estimated fair value.  We sold this property in February 2014.  See Note 3 for additional information regarding this property.

Note 8. Shareholders’ Equity

Distributions

On February 21, 2014, we paid a distribution to common shareholders of $0.43 per share, or approximately $23,530, that was declared on January 3, 2014 and was payable to shareholders of record on January 13, 2014.

On May 21, 2014, we paid a distribution to common shareholders of $0.43 per share, or approximately $23,535, that was declared on April 8, 2014 and was payable to shareholders of record on April 25, 2014.

On July 14, 2014, we declared a distribution payable to common shareholders of record on July 25, 2014 of $0.43 per share, or approximately $23,541.  We expect to pay this distribution on or about August 22, 2014 using cash on hand and borrowings under our revolving credit facility.

Share Issuances

During the three and six months ended June 30, 2014 and the period July 1, 2014 to August 5, 2014, we issued 9,943, 16,318, and 3,370, respectively, of our common shares to RMR as part of the business management fee payable by us under our business management agreement.  See Note 9 for further information regarding this agreement.

On May 2, 2014, we granted 2,500 of our common shares, valued at $25.43 per share, the closing price of our common shares on the New York Stock Exchange, or the NYSE, on that day, to each of our five Trustees as part of their annual compensation.

In July 2014, we sold 15,525,000 common shares in a public offering at a price of $23.50 per share for net proceeds of approximately $349,731.  The net proceeds from this offering were used to partially repay amounts outstanding under our new term loan.

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

One of our Managing Trustees, Mr. Barry Portnoy, is Chairman, majority owner and an employee of RMR. Our other Managing Trustee, Mr. Adam Portnoy, is the son of Mr. Barry Portnoy, and an owner, President, Chief Executive Officer and a director of RMR. Each of our executive officers is also an officer of RMR. Our Independent Trustees also serve as independent directors or independent trustees of other public companies to which RMR provides management services. Mr. Barry Portnoy serves as a managing director or managing trustee of a majority of the companies that RMR or its affiliates provide management services to and Mr. Adam Portnoy serves as a managing trustee of a majority of those companies. In addition, officers of RMR serve as officers of those companies.

On May 9, 2014, we and RMR entered into amendments to our business management agreement and property management agreement.  As amended, RMR may terminate the agreements upon 120 days’ written notice.  Prior to the amendments, RMR could terminate the agreements upon 60 days’ written notice and could also terminate the property management agreement upon five business days’ notice if we underwent a change of control.  The amendments also provide for certain termination payments by us to RMR in the event that we terminate the agreements other than for cause, including certain proportional adjustments to the termination fees if we merge with another real estate investment trust to which RMR is providing management services or if we spin-off a subsidiary of ours to which we contributed properties and to which RMR is providing management services both at the time of the spin-off and on the date of the expiration or termination of the agreement.  Also, as amended, RMR agrees to provide certain transition services to us for 120 days following an applicable termination by us or notice of termination by RMR.

Pursuant to our business management agreement with RMR, we recognized business management fees of $2,534 and $2,528 for the three months ended June 30, 2014 and 2013, respectively, and $4,935 and $4,982 for the six months ended June 30, 2014 and 2013, respectively.  These amounts are included in general and administrative expenses in our condensed consolidated financial statements. In accordance with the terms of our business management agreement, as amended in December 2013, we issued 16,318 of our common shares to RMR for the six months ended June 30, 2014 as payment for 10% of the base business management fee we recognized for such period.

In connection with our property management agreement with RMR, the aggregate property management and construction supervision fees we recognized were $1,985 and $1,799 for the three months ended June 30, 2014 and 2013, respectively, and $3,939 and $3,615 for the six months ended June 30, 2014 and 2013, respectively. These amounts are included in other operating expenses or have been capitalized, as appropriate, in our condensed consolidated financial statements.

RMR leases from us office space for two of its regional offices. We earned approximately $14 and $8 in rental income from RMR for leased office space for the three months ended June 30, 2014 and 2013, respectively, and $33 and $15 for the six months ended June 30, 2014 and 2013, respectively. Our office space leases with RMR are terminable by RMR if our management agreements with RMR are terminated.

On July 8, 2014, we and RMR entered into an agreement with Equity Commonwealth (formerly known as CommonWealth REIT), or EQC, pursuant to which we and RMR purchased shares of SIR from EQC on July 9, 2014.  For more information regarding this transaction, see below under “- EQC”.  RMR provides management services to SIR; our Managing Trustees serve as managing trustees of SIR; one of our Independent Trustees, Mr. Jeffrey Somers, serves as an independent trustee of SIR; our President and Chief Operating Officer serves as an officer of SIR; and SIR’s other executive officer is an officer of RMR.  SIR was not a contracting party to this transaction.

EQC:  EQC organized us as a 100% owned subsidiary. One of our Managing Trustees, Mr. Barry Portnoy, was a managing trustee of EQC until March 25, 2014. Our other Managing Trustee, Mr. Adam Portnoy, was the President of EQC until May 23, 2014 and was a managing trustee of EQC until March 25, 2014. RMR provides management services to both us and EQC.

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(unaudited)

In 2009, we completed our initial public offering, or our IPO, pursuant to which we ceased to be a majority owned subsidiary of EQC. To facilitate our IPO, we and EQC entered into a transaction agreement that governs our separation from and relationship with EQC. Pursuant to this transaction agreement and subject to certain conditions, among other things, EQC granted us a right of first refusal to acquire any property owned by EQC that EQC determines to divest if the property is then majority leased to a government tenant, which right of first refusal also applied in the event of an indirect sale of any such properties resulting from a change of control of EQC.  On July 23, 2014, this provision of the transaction agreement was terminated.

On March 15, 2013, EQC sold all 9,950,000 of our common shares it owned in a public offering. In connection with this public offering, on March 11, 2013, we entered into a registration agreement with EQC under which EQC agreed to pay all expenses incurred by us relating to the registration and sale of our common shares owned by EQC in the offering, pursuant to which EQC paid us $310 during 2013. In addition, under the registration agreement, EQC agreed to indemnify us and our officers, Trustees and controlling persons, and we agreed to indemnify EQC and its officers, trustees and controlling persons, against certain liabilities related to the public offering, including liabilities under the Securities Act of 1933, as amended, or the Securities Act.

On July 8, 2014, we and RMR entered into a stock purchase agreement, or the purchase agreement, with EQC, pursuant to which, on July 9, 2014, we acquired from EQC 21,500,000 common shares of beneficial interest, par value $.01 per share, of SIR, and RMR acquired from EQC 500,000 SIR common shares. Our cash purchase price was equal to approximately $677,500, or $31.51 per share, plus approximately $11,300, or $0.53 per share, of accrued dividends as defined in the purchase agreement, for a total of approximately $688,800. RMR purchased its 500,000 SIR common shares on the same terms that we paid. The SIR common shares that we and RMR purchased represent 35.9% and 0.8%, respectively, of SIR’s outstanding common shares. Under the purchase agreement, in the event that we or RMR consummates any sale of SIR common shares prior to July 9, 2015 and the price per share paid by the purchaser is greater than $31.51, we or RMR, as applicable, are required to pay to EQC an amount equal to 50% of the product of (i) the number of SIR common shares sold in the transaction times (ii) the excess of (x) the price per share paid by the purchaser and (y) $31.51. The foregoing requirement applies to any SIR common shares we or RMR own. In addition, we and RMR agreed, among other things, to indemnify EQC for certain claims related to the acquisition. In connection with the indemnity, we and RMR entered into an allocation agreement with regard to our respective liabilities in the event of a claim for indemnification.

AIC:  We, RMR, SIR and four other companies to which RMR provides management services currently own Affiliates Insurance Company, or AIC, an Indiana insurance company. All of our Trustees and most of the trustees and directors of the other AIC shareholders currently serve on the board of directors of AIC. RMR provides management and administrative services to AIC pursuant to a management and administrative services agreement with AIC.

On March 25, 2014, as a result of the removal, without cause, of all of the trustees of EQC, this shareholder of AIC underwent a change in control, as defined in the shareholders’ agreement among us, the other shareholders of AIC and AIC.  As a result of that change in control and in accordance with the terms of the shareholders agreement, on May 9, 2014, we and those other shareholders purchased pro rata the AIC shares EQC owned.  Pursuant to that purchase, we purchased 2,857 AIC shares from EQC for $825.  Following these purchases, we and the other remaining six shareholders each own approximately 14.3% of AIC.

In June 2014, we and the other shareholders of AIC renewed our participation in an insurance program arranged by AIC.  In connection with that renewal, we purchased a one-year property insurance policy providing $500,000 of coverage, with respect to which AIC is a reinsurer of certain coverage amounts.  We paid AIC a premium, including taxes and fees, of approximately $526 in connection with that policy, which amount may be adjusted from time to time as we acquire or dispose of properties that are covered in the policy.  As of June 30, 2014, we had invested $6,019 in AIC since we became an equity owner of AIC in 2009. Although we own less than 20% of AIC, we use the equity method to account for this investment because we believe that we have significant influence over AIC as all of our Trustees are also directors of AIC. Our investment in AIC had a carrying value of $6,918 and $6,031 as of June 30, 2014 and December 31, 2013, respectively, which amounts are included in other assets on our condensed consolidated balance sheet. We recognized income of $118 and $79 for the three months ended June 30, 2014 and 2013, respectively, and $21 and $155 for the six months ended June 30, 2014 and 2013, respectively, related to our investment in AIC.

Directors’ and Officers’ Liability Insurance: In June 2014, we, RMR and four other companies to which RMR provides management services extended our and their combined directors’ and officers’ liability insurance policy, and we extended our separate

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(unaudited)

directors’ and officers’ liability insurance policy, in each case for an interim period.  We paid an aggregate premium of approximately $50 for these extensions.  Further information about those policies is contained in Note 5 to our audited financial statements contained in our Annual Report.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with our condensed consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2013, or our Annual Report.

OVERVIEW

We are a real estate investment trust, or REIT, organized under Maryland law. As of June 30, 2014, we owned 71 properties (91 buildings), excluding two properties (two buildings) classified as discontinued operations, located in 31 states and the District of Columbia containing approximately 11.0 million rentable square feet, of which 66.8% was leased to the U.S. Government, 19.1% was leased to 11 state governments, 1.7% was leased to the United Nations, an international intergovernmental organization, 7.9% was leased to various non-governmental tenants and 4.5% was available for lease.  The U.S. Government, 11 state governments and the United Nations combined were responsible for 93.0% and 93.9% of our annualized rental income, as defined below, as of June 30, 2014 and 2013, respectively.

Property Operations

As of June 30, 2014, excluding properties classified as discontinued operations, 95.5% of our rentable square feet were leased, compared to 94.1% of our rentable square feet as of June 30, 2013.  Occupancy data for our properties as of June 30, 2014 and 2013 is as follows (square feet in thousands):

			Comparable
	All Properties(1)		Properties(2)
	June 30,		June 30,
	2014	2013	2014	2013
Total properties (end of period)	71	63	63	63
Total buildings (end of period)	91	79	79	79
Total square feet(3)	10,970	9,644	9,636	9,644
Percent leased(4)	95.5%	94.1%	95.0%	94.1%

(1)       Based on properties we owned on June 30, 2014 and excludes properties classified as discontinued operations.

(2)       Based on properties we owned on June 30, 2014 and which we owned continuously since January 1, 2013, and excludes properties classified as discontinued operations.  Our comparable properties increased from 56 properties (69 buildings) at June 30, 2013 as a result of our acquisition of 10 properties (13 buildings) during the year ended December 31, 2012 less two properties (two buildings) classified as discontinued operations during the year ended December 31, 2013, and our sale of one property (one building) during the six months ended June 30, 2014.

(3)       Square feet measurements are subject to modest changes when space is re-measured or re-configured for tenants.

(4)       Percent leased includes (i) space being fitted out for tenant occupancy pursuant to our lease agreements, if any, and (ii) space which is leased, but is not occupied or is being offered for sublease by tenants, if any, as of the measurement date.

The average annualized effective rental rate per square foot for our properties for the periods ended June 30, 2014 and 2013 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Average annualized effective rental rate per square foot:(1)
All properties(2)	$24.79	$24.82	$24.63	$24.90
Comparable properties(3)	$25.04	$24.83	$24.92	$24.91

(1)       Average annualized effective rental rate per square foot represents annualized total rental income during the period specified divided by the average rentable square feet leased during the period specified. Excludes properties classified as discontinued operations.

(2)       Based on properties we owned on June 30, 2014 and excludes properties classified as discontinued operations.

(3)       Based on properties we owned on June 30, 2014 and which we owned continuously since April 1, 2013 and January 1, 2013, respectively, and excludes properties classified as discontinued operations.

We currently believe that U.S. property leasing market conditions are slowly improving, but remain weak in many parts of the U.S. Our historical experience with respect to properties of the type we own that are majority leased to government tenants has been that government tenants frequently renew leases to avoid the costs and disruptions that may result from relocating their operations. We believe that current government budgetary pressures may cause an increased demand for leased space by government tenants, as opposed to new buildings built on behalf of government tenants. However, these same budgetary pressures could also result in a decrease in government employment, government tenants reducing their space utilization or consolidation into government owned properties, thereby reducing the demand for government leased space. We believe the U.S. Government is actively trying to reduce the square foot per employee in its owned and leased buildings and trying to consolidate out of leased space and into government owned space, which could have an impact of reducing the space the U.S. Government leases from us.  At the same time, we believe that efforts by the U.S. Government to consolidate certain operations have resulted in the U.S. Government leasing additional space in some of our properties.  Accordingly, we are unable to reasonably project what the financial impact of market conditions or changing government financial circumstances or building or space needs will be on our financial results for future periods.

As of June 30, 2014, excluding properties classified as discontinued operations, we had leases totaling 874,078 rentable square feet that were scheduled to expire through June 30, 2015. Based upon current market conditions and tenant negotiations for leases scheduled to expire through June 30, 2015, we expect that rental rates we are likely to achieve on new or renewed leases will, in the aggregate and on a weighted (by rentable square feet) average basis, be slightly lower than the rates currently being paid, thereby generally resulting in slightly lower revenue from the same space. However, we can provide no assurance that the rental rates we expect will occur or that we will not experience material declines in our rental income due to vacancies upon lease expirations. Prevailing market conditions and government tenants’ needs at the time we negotiate our leases will generally determine rental rates and other terms for leased space in our properties; and market conditions and government tenants’ needs are beyond our control. As of June 30, 2014, lease expirations at our properties, excluding properties classified as discontinued operations, by year are as follows (square feet and dollars in thousands):

					Annualized
	Number of	Expirations of		Cumulative	Rental		Cumulative
	Tenants	Leased Square	Percent	Percent	Income	Percent	Percent
Year(1)	Expiring	Feet(2)	of Total	of Total	Expiring(3)	of Total	of Total
2014	25	248	2.4%	2.4%	$7,289	2.9%	2.9%
2015	41	1,203	11.5%	13.9%	26,667	10.6%	13.5%
2016	41	1,023	9.8%	23.7%	35,070	13.9%	27.4%
2017	38	701	6.7%	30.4%	14,454	5.7%	33.1%
2018	39	1,338	12.8%	43.2%	34,437	13.7%	46.8%
2019	29	1,828	17.4%	60.6%	45,170	18.0%	64.8%
2020	19	1,036	9.9%	70.5%	24,321	9.7%	74.5%
2021	12	857	8.2%	78.7%	16,525	6.6%	81.1%
2022	10	658	6.3%	85.0%	14,113	5.6%	86.7%
2023 and thereafter	22	1,584	15.0%	100.0%	33,467	13.3%	100.0%
Total	276	10,476	100.0%		$251,513	100.0%

Weighted average remaining lease term (in years)		5.2			4.9

(1)                                     The year of lease expiration is pursuant to current contract terms. Some government tenants have the right to vacate their space before the stated expirations of their leases. As of June 30, 2014, government tenants occupying approximately 7.5% of our rentable square feet and responsible for approximately 6.2% of our annualized rental income as of June 30, 2014 have currently exercisable rights to terminate their leases before the stated expirations. Also in 2014, 2015, 2016, 2017, 2018, 2019, 2020, 2022 and 2023, early termination rights become exercisable by other tenants who currently occupy an additional approximately 0.9%, 5.7%, 6.3%, 2.6%, 1.0%, 4.3%, 2.3%, 1.2% and 1.3% of our rentable square feet, respectively, and contribute an additional approximately 0.8%, 3.9%, 8.7%, 3.4%, 1.3%, 4.9%, 2.4%, 0.7% and 1.1% of our annualized rental income, respectively, as of June 30, 2014.  In June 2014, we were notified by one of our tenants, representing 1.0% of our rentable square feet and responsible for approximately 1.3% of our annualized rental income as of June 30, 2014, that it intends to exercise its right to vacate its space in December 2014.  In addition, as of June 30, 2014, 12 of our government tenants have currently exercisable rights to terminate their leases if their respective legislature or other funding authority does not appropriate rent in their respective annual budgets. These 12 tenants occupy approximately 12.3% of our rentable square feet and contribute approximately 12.7% of our annualized rental income as of June 30, 2014.

(2)                                     Leased square feet is pursuant to leases existing as of June 30, 2014, and includes (i) space being fitted out for tenant occupancy pursuant to our lease agreements, if any, and (ii) space which is leased, but is not occupied or is being offered for sublease by tenants, if any.

(3)                                     Annualized rental income is the annualized contractual base rents from our tenants pursuant to our lease agreements as of June 30, 2014, plus straight line rent adjustments and estimated recurring expense reimbursements to be paid to us, and excluding lease value amortization.

Acquisition and Disposition Activities (dollar amounts in thousands)

During the six months ended June 30, 2014, we acquired three office properties (four buildings) for a purchase price of $154,525, including the assumption of $97,524 of mortgage debt and excluding acquisition costs.  We acquired these properties at a range of capitalization rates of 8.3% to 9.3%, with a weighted (by purchase price) average capitalization rate of 8.5%.  We calculate the capitalization rate for property acquisitions as the ratio of (x) annual straight line rental income, excluding the impact of above and below market lease amortization, based on leases in effect on the acquisition date, less estimated annual property operating expenses as of the acquisition date, excluding depreciation and amortization expense, to (y) the acquisition purchase price, including the principal amount of assumed debt, if any, and excluding acquisition costs.  In June 2014 and August 2014, we entered into three agreements to acquire three office properties (three buildings) for an aggregate purchase price of $52,700, excluding acquisition costs. These pending acquisitions are subject to closing conditions; accordingly, we can provide no assurance that we will acquire these properties or that these acquisitions will not be delayed or that their terms will not change.

In February 2014, we sold an office property (one building) located in Phoenix, AZ with 97,145 rentable square feet for $5,000, excluding closing costs.  In April 2014, we entered an agreement to sell an office property (one building) located in Falls Church, VA with 164,746 rentable square feet and a net book value of $12,286 at June 30, 2014.  The contract sales price is $16,500, excluding closing costs.  The closing of this sale is subject to conditions, including the purchaser obtaining certain zoning entitlements and is currently expected to occur in 2015. In July 2014, we entered an agreement to sell an office property (one building) located in San Diego, CA with 94,272 rentable square feet and a net book value of $11,008 at June 30, 2014.  The contract sales price is $12,500, excluding closing costs.  The closing of this sale is subject to conditions and is expected to occur later in 2014. We can provide no assurance that sales of these two properties will occur.  For more information about these transactions, please see Note 3 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Our strategy related to property acquisitions and dispositions is materially unchanged from that disclosed in our Annual Report. We continue to explore and evaluate for possible acquisition additional properties that are majority leased to government tenants; however, we cannot assure that we will reach any agreement to acquire such properties, or that if we do reach any such agreement, that we will complete any acquisitions. Although we have not identified other properties for disposition, we expect to periodically identify properties for sale based on identifying future changes in market conditions, changes in property performance, our expectation regarding lease renewals or our plans with regard to particular properties.  Our plans for particular properties and other strategic considerations may cause us to change our acquisition and disposition strategies, and we may do so at any time and without shareholder approval.

On July 9, 2014, we acquired from EQC 21,500,000 common shares of Select Income REIT, or SIR, for a cash purchase price equal to approximately $677,500, or $31.51 per share, plus approximately $11,300, or $0.53 per share, of accrued dividends as defined in the purchase agreement, for a total of approximately $688,800. We funded this acquisition with borrowings under our $550,000 revolving credit facility and under our new $500,000 term loan.  For more information about these transactions, please see Notes 6 and 9 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS (amounts in thousands, except per share amounts)

Three Months Ended June 30, 2014, Compared to Three Months Ended June 30, 2013

					Acquired Properties Results(2)
	Comparable Properties Results (1)				Three Months Ended		Consolidated Results
	Three Months Ended June 30,				June 30,		Three Months Ended June 30,
			$	%					$	%
	2014	2013	Change	Change	2014	2013	2014	2013	Change	Change

Rental income	$56,955	$55,934	$1,021	1.8%	$5,473	$—	$62,428	$55,934	$6,494	11.6%
Operating expenses:
Real estate taxes	6,716	6,484	232	3.6%	450	—	7,166	6,484	682	10.5%
Utility expenses	3,752	3,860	(108)	(2.8)%	297	—	4,049	3,860	189	4.9%
Other operating expenses	9,989	9,798	191	1.9%	871	—	10,860	9,798	1,062	10.8%
Total operating expenses	20,457	20,142	315	1.6%	1,618	—	22,075	20,142	1,933	9.6%
Net operating income(3)	$36,498	$35,792	$706	2.0%	$3,855	$—	40,353	35,792	4,561	12.7%

Other expenses:
Depreciation and amortization							16,191	13,603	2,588	19.0%
Acquisition related costs							671	105	566	539.0%
General and administrative							4,111	3,229	882	27.3%
Total other expenses							20,973	16,937	4,036	23.8%
Operating income							19,380	18,855	525	2.8%
Interest and other income							8	4	4	100.0%
Interest expense (including net amortization of debt premiums and deferred financing fees of $223 and $332, respectively)							(5,158)	(4,065)	(1,093)	26.9%
Income from continuing operations before income tax expense and equity in earnings of an investee							14,230	14,794	(564)	(3.8)%
Income tax expense							(101)	(43)	(58)	134.9%
Equity in earnings of an investee							118	79	39	49.4%
Income from continuing operations							14,247	14,830	(583)	(3.9)%
Income from discontinued operations							361	374	(13)	(3.5)%
Net income							$14,608	$15,204	$(596)	(3.9)%

Weighted average common shares outstanding							54,743	54,669	74	0.1%

Net income from continuing operations per common share							$0.26	$0.27	$(0.01)	(3.7)%
Net income from discontinued operations per common share							$0.01	$0.01	$0.00	0%
Net income per common share							$0.27	$0.28	$(0.01)	(3.6)%

Calculation of Funds From Operations and Normalized Funds From Operations(4)

Net income							$14,608	$15,204
Plus: Depreciation and amortization from continuing operations							16,191	13,603
Plus: Depreciation and amortization from discontinued operations							—	369
Funds from operations							30,799	29,176
Acquisition related costs							671	105
Estimated business management incentive fees(5)							—	252
Normalized funds from operations							$31,470	$29,533
Funds from operations per common share							$0.56	$0.53
Normalized funds from operations per common share							$0.57	$0.54

(1)

Comparable properties consist of 63 properties (79 buildings) we owned on June 30, 2014 and which we owned continuously since April 1, 2013, and exclude properties classified as discontinued operations.

(2)

Acquired properties consist of eight properties (12 buildings) we owned on June 30, 2014, and which we acquired during the period from April 1, 2013 to June 30, 2014, and exclude properties classified as discontinued operations.

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

We refer to the 63 properties (79 buildings) we owned on June 30, 2014 and which we have owned continuously since April 1, 2013, excluding properties classified as discontinued operations, as comparable properties.  We refer to the eight properties (12 buildings) that we owned as of June 30, 2014, which we acquired during the period from April 1, 2013 to June 30, 2014, as acquired properties.  Our condensed consolidated statement of income for the three months ended June 30, 2014 includes the operating results of six acquired properties (nine buildings) for the entire period and two acquired properties (three buildings) for less than the entire period, as we acquired those six properties (nine buildings) prior to March 31, 2014 and we acquired those two properties (three buildings) during the three months ended June 30, 2014.  Our condensed consolidated statement of income for the three months ended June 30, 2013 does not include the operating results of any acquired properties, as those properties were purchased subsequent to that period.

References to changes in the income and expense categories below relate to the comparison of consolidated results for the three month period ended June 30, 2014, compared to the three month period ended June 30, 2013.

Rental income.  The increase in rental income reflects the effects of acquired properties and an increase in rental income for comparable properties.  Rental income increased $5,473 from properties acquired after April 1, 2013.  Rental income for comparable properties increased $1,021 due primarily to increases in occupied space. Rental income includes non-cash straight line rent adjustments totaling $1,101 in the 2014 period and $609 in the 2013 period and amortization of acquired leases and assumed lease obligations totaling ($215) in the 2014 period and ($306) in the 2013 period.

Real estate taxes. The increase in real estate taxes reflects the effects of acquired properties and an increase in real estate taxes for comparable properties. Real estate taxes increased $450 from properties acquired after April 1, 2013.  Real estate taxes for comparable properties increased $232 due primarily to the effect of higher tax assessments at certain of our properties in the 2014 period.

Utility expenses.  The increase in utility expenses primarily reflects the effects of acquired properties.  Utility expenses increased $297 from properties acquired after April 1, 2013.  Utility expenses at comparable properties declined $108 primarily due to lower electricity usage and rates at certain of our properties.

Other operating expenses.  Other operating expenses consist of property management fees, salaries and benefit costs of property level personnel, repairs and maintenance expense, cleaning expense and other direct costs of operating our properties. The increase in other operating expenses reflects the effects of acquired properties and an increase in expenses for comparable properties.  Other operating expenses increased $871 from properties acquired after April 1, 2013.  Other operating expenses at comparable properties increased $191 primarily as a result of increases in insurance expense and repair and maintenance costs at certain of our properties during the 2014 period.

Depreciation and amortization.  The increase in depreciation and amortization reflects the effect of property acquisitions and improvements made to certain of our properties since April 1, 2013.  Depreciation and amortization increased $2,505 from properties acquired after April 1, 2013.  Depreciation and amortization at comparable properties increased $83 due primarily to improvements made to certain of our properties after April 1, 2013, partially offset by certain depreciable leasing related assets becoming fully depreciated in 2013 and 2014.

Acquisition related costs.  Acquisition related costs in both the 2014 and 2013 periods include legal and due diligence costs incurred in connection with our acquisition activity.

General and administrative.  General and administrative expenses consist of fees pursuant to our business management agreement with RMR, equity compensation expense, legal and accounting fees, Trustees’ fees and expenses, securities listing and transfer agency fees and other costs relating to our status as a publicly traded company.  The increase in general and administrative expenses primarily reflects the increase in amounts due under our business management agreement due to our property acquisitions since April 1, 2013.

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

Equity in earnings of an investee.  Equity in earnings of an investee represents our proportionate share of earnings from our investment in Affiliates Insurance Company, or AIC.

Income from discontinued operations.  Income from discontinued operations reflects operating results of two properties sold during the three months ended March 31, 2013, one property sold during the three months ended March 31, 2014 and two properties held for sale as of June 30, 2014.

Net income.  Our net income and net income per share decreased in the 2014 period compared to the 2013 period as a result of the changes noted above.

Six Months Ended June 30, 2014, Compared to the Six Months Ended June 30, 2013

					Acquired Properties Results(2)
	Comparable Properties Results (1)				Six Months Ended		Consolidated Results
	Six Months Ended June 30,				June 30,		Six Months Ended June 30,
			$	%					$	%
	2014	2013	Change	Change	2014	2013	2014	2013	Change	Change

Rental income	$113,335	$112,238	$1,097	1.0%	$8,913	$—	$122,248	$112,238	$10,010	8.9%
Operating expenses:
Real estate taxes	13,272	12,805	467	3.6%	706	—	13,978	12,805	1,173	9.2%
Utility expenses	9,173	7,709	1,464	19.0%	572	—	9,745	7,709	2,036	26.4%
Other operating expenses	20,377	19,119	1,258	6.6%	1,524	—	21,901	19,119	2,782	14.6%
Total operating expenses	42,822	39,633	3,189	8.0%	2,802	—	45,624	39,633	5,991	15.1%
Net operating income(3)	$70,513	$72,605	$(2,092)	(2.88)%	$6,111	$—	76,624	72,605	4,019	5.5%

Other expenses:
Depreciation and amortization							31,618	26,929	4,689	17.4%
Acquisition related costs							1,180	139	1,041	748.9%
General and administrative							7,208	6,408	800	12.5%
Total other expenses							40,006	33,476	6,530	19.5%
Operating income							36,618	39,129	(2,511)	(6.4)%
Interest and other income							58	10	48	480.0%
Interest expense (including net amortization of debt premiums and deferred financing fees of $553 and $663, respectively)							(9,685)	(8,212)	(1,473)	17.9%
Income from continuing operations before income tax expense and equity in earnings of an investee							26,991	30,927	(3,936)	(12.7)%
Income tax expense							(123)	(86)	(37)	43.0%
Equity in earnings of an investee							21	155	(134)	(86.5)%
Net income from continuing operations							26,889	30,996	(4,107)	(13.3)%
Income from discontinued operations							2,909	8,934	(6,025)	(67.4)%
Net income							$29,798	$39,930	$(10,132)	(25.4)%

Weighted average common shares outstanding							54,734	54,657	77	0.1%

Net income from continuing operations per common share							$0.49	$0.57	$(0.08)	(14.0)%
Net income from discontinued operations per common share							0.05	0.16	(0.11)	(68.8)%
Net income per common share							$0.54	$0.73	$(0.19)	(26.0)%

Calculation of Funds From Operations and Normalized Funds From Operations(4)

Net income							$29,798	$39,930
Plus: Depreciation and amortization from continuing operations							31,618	26,929
Plus: Depreciation and amortization from discontinued operations							—	784
Less: Increase in carrying value of asset held for sale							(2,344)	—
Less: Net gain on sale of properties from discontinued operations							—	(8,168)
Funds from operations							59,072	59,475
Acquisition related costs							1,180	139
Estimated business management incentive fees(5)							—	432
Normalized funds from operations							$60,252	$60,046

Funds from operations per common share							$1.08	$1.09
Normalized funds from operations per common share							$1.10	$1.10

(1)                                        Comparable properties consist of 63 properties (79 buildings) we owned on June 30, 2014 and which we owned continuously since January 1, 2013 and exclude properties classified as discontinued operations.

(2)                                        Acquired properties consist of eight properties (12 buildings) we owned on June 30, 2014, and which we acquired during the period from January 1, 2013 to June 30, 2014.

(3)                                        See footnote (3) on page 16 for the definition of NOI.

(4)                                        See footnote (4) on page 17 for the definition of FFO and Normalized FFO.

(5)                                        See footnote (5) on page 17 for a description of estimated business management incentive fees.

We refer to the 63 properties (79 buildings) we owned on June 30, 2014 and which we have owned continuously since January 1, 2013, excluding properties classified as discontinued operations, as comparable properties.  We refer to the eight properties (12 buildings) that we owned as of June 30, 2014, which we acquired during the period from January 1, 2013 to June 30, 2014, as acquired properties.  Our condensed consolidated statement of income for the six months ended June 30, 2014 includes the operating results of five acquired properties (eight buildings) for the entire period and three acquired properties (four buildings) for less than the entire period, as we acquired those five properties (eight buildings) prior to January 1, 2014 and we acquired those three properties (four buildings) during the six months ended June 30, 2014.  Our condensed consolidated statement of income for the six months ended June 30, 2013 does not include the operating results of any acquired properties, as those properties were purchased subsequent to that period.

References to changes in the income and expense categories below relate to the comparison of consolidated results for the six month period ended June 30, 2014, compared to the six month period ended June 30, 2013.

Rental income.  The increase in rental income reflects the effects of acquired properties and an increase in rental income for comparable properties.  Rental income for acquired properties increased $8,913 from properties acquired after June 30, 2013.  Rental income for comparable properties increased $1,097 primarily due to increases in occupied space. Rental income includes non-cash straight line rent adjustments totaling $2,243 in the 2014 period and $1,347 in the 2013 period and amortization of acquired leases and assumed lease obligations totaling ($405) in the 2014 period and ($547) in the 2013 period.

Real estate taxes. The increase in real estate taxes reflects the effects of acquired properties and an increase in real estate taxes for comparable properties. Real estate taxes for acquired properties increased $706 from properties acquired after June 30, 2013.  Real estate taxes for comparable properties increased $467 due to the effect of higher tax assessments at certain of our properties.

Utility expenses.  The increase in utility expenses reflects the effects of acquired properties and an increase in utility expenses for comparable properties.  Utility expenses for acquired properties increased $572 from properties acquired after June 30, 2013.  Utility expenses at comparable properties increased $1,464 primarily due to colder than normal temperatures experienced in certain parts of the United States during the 2014 period.

Other operating expenses.  The increase in other operating expenses reflects the effects of acquired properties and an increase in expenses for comparable properties.  Other operating expenses for acquired properties increased $1,524 from properties acquired after June 30, 2013.  Other operating expenses at comparable properties increased $1,258 primarily as a result of increases in snow removal costs, insurance expense and repair and maintenance costs at certain of our properties during the 2014 period.

Depreciation and amortization.  The increase in depreciation and amortization reflects the effect of property acquisitions and improvements made to certain of our properties since January 1, 2013.  Depreciation and amortization increased $4,051 from properties acquired after June 30, 2013.  Depreciation and amortization at comparable properties increased $638 due primarily to improvements made to certain of our properties after January 1, 2013, partially offset by certain depreciable leasing related assets becoming fully depreciated in 2013 and 2014.

Acquisition related costs.  Acquisition related costs in both the 2014 and 2013 periods include legal and due diligence costs incurred in connection with our acquisition activity.

General and administrative. The increase in general and administrative expenses primarily reflects the increase in amounts due under our business management agreement due to our property acquisitions since January 1, 2013.

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

Income from discontinued operations.  Income from discontinued operations reflects operating results of two properties sold during the three months ended March 31, 2013, one property sold during the three months ended March 31, 2014 and two properties held for sale as of June 30, 2014.  Income from discontinued operations includes a net gain of $8,168 realized from the sale of two properties in the 2013 period and a $2,344 increase in the carrying value of an asset held for sale in the 2014 period.

Net income.  Our net income and net income per share decreased in the 2014 period compared to the 2013 period as a result of the changes noted above.

LIQUIDITY AND CAPITAL RESOURCES

Our Operating Liquidity and Resources (dollar amounts in thousands)

Our principal source of funds to meet operating expenses and pay distributions on our common shares is the operating cash flow we generate from our rental income from our properties and the distributions we expect to receive from our investment in SIR. We believe that our operating cash flow will be sufficient to pay our operating expenses, debt service and distributions on our common shares for the next 12 months and the foreseeable future thereafter. Our future cash flows from operating activities will depend primarily upon our ability to:

•                  maintain or increase the occupancy of, and the rental rates at, our properties;

•                  receive distributions from our investment in SIR;

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

Our changes in cash flows for the six months ended June 30, 2014 compared to the same period in 2013 were as follows: (i) cash provided by operating activities increased from $58,489 in 2013 to $60,880 in 2014; (ii) cash flows from investing activities changed from $11,832 of cash provided by investing activities in 2013 to a $53,244 use of cash in investing activities in 2014; and (iii) cash used in financing activities decreased from $72,457 in 2013 to $10,264 in 2014.

Cash provided by operating activities for the six month period ended June 30, 2014 as compared to the corresponding prior year period primarily reflects an increase in cash provided by changes in our working capital accounts in the 2014 period.  The change in cash (used in) provided by investing activities for the six month period ended June 30, 2014 as compared to the corresponding prior year period was due primarily to the acquisition of three properties in the 2014 period compared to no acquisitions in the 2013 period and to the higher net proceeds received from the sale of properties during the 2013 period.  The change in cash used in financing activities for the six month period ended June 30, 2014 as compared to the corresponding prior year period was due primarily to higher net debt borrowings during the 2014 period.

Our Investment and Financing Liquidity and Resources (dollar amounts in thousands, except per share and per square foot amounts)

In order to fund acquisitions and to meet cash needs that may result from timing differences between our receipt of rents and our desire or need to make distributions or pay operating or capital expenses, we maintain a $550,000 unsecured revolving credit facility with a group of institutional lenders. The maturity date of our revolving credit facility is October 19, 2015 and, subject to the payment of an extension fee and meeting certain other conditions, includes an option for us to extend the stated maturity date of our revolving credit facility by one year to October 19, 2016. In addition, our revolving credit facility includes a feature under which maximum borrowings may be increased to up to $1,100,000 in certain circumstances. Borrowings under our revolving credit facility bear interest at a rate of LIBOR plus a premium, which was 150 basis points as of June 30, 2014. We also pay a facility fee of 35 basis points per annum on the total amount of lending commitments under our revolving credit facility. Both the interest rate premium and the facility fee are subject to adjustment based upon changes to our credit ratings. We can borrow, repay and reborrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity. As of June 30, 2014, the interest rate payable on borrowings under our revolving credit facility was 1.7%. As of June 30, 2014 and August 5, 2014, we had $195,500 and $376,500, respectively, outstanding under our revolving credit facility and $354,500 and $173,500, respectively, available to borrow under our revolving credit facility.

We also have a $350,000 unsecured term loan, or our existing term loan, which matures on January 11, 2017 and is prepayable without penalty at any time. The amount outstanding under our existing term loan bears interest at LIBOR plus a premium, which was 175 basis points as of June 30, 2014. The interest rate premium is subject to adjustment based upon changes to our credit ratings. As of June 30, 2014, the interest rate for the amount outstanding under our existing term loan was 1.9%.

On July 9, 2014, we entered into a new $500,000 unsecured term loan, or our new term loan, which matures on July 8, 2015 and is prepayable without penalty at any time.  The amount outstanding under our new term loan bears interest at LIBOR plus a premium, which was 175 basis points as of July 9, 2014. The interest rate premium is subject to adjustment based upon changes to our credit ratings. We used the net proceeds of our new term loan to fund a portion of the purchase price of the SIR shares we acquired on July 9, 2014.  In July 2014, we sold 15,525,000 common shares in a public offering at a price of $23.50 per share for net proceeds of approximately $349,731.  The net proceeds from this offering were used to partially repay amounts outstanding under our new term loan. We currently expect to repay the balance of our new term loan with longer term debt, the timing and terms of which will depend on market conditions.

We currently expect to use cash balances, borrowings under our revolving credit facility, net proceeds from our property sales, distributions received from our investment in SIR and net proceeds from offerings of equity or debt securities to fund our future operations, capital expenditures, distributions to our shareholders and any future property acquisitions. When significant amounts are outstanding under our revolving credit facility or the maturity date of our revolving credit facility or our other debts approach, we intend to explore alternatives for repaying or refinancing such amounts. Such alternatives may include incurring additional term debt, issuing new equity securities, extending the maturity date of our revolving credit facility and entering into a new revolving credit facility. Although we cannot provide assurance that we will be successful in consummating any particular type of financing, we believe that we will have access to financing, such as debt and equity offerings, to fund future acquisitions and capital expenditures and to pay our obligations. We currently have an effective shelf registration statement that allows us to issue public securities on an expedited basis, but it does not assure that there will be buyers for such securities.

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

On February 21, 2014, we paid a distribution to common shareholders of $0.43 per share, or approximately $23,530.  On May 21, 2014, we paid a distribution to common shareholders of $0.43 per share, or approximately $23,535.  We funded these distributions using cash on hand and borrowings under our revolving credit facility. On July 14, 2014, we declared a distribution payable to common shareholders of record on July 25, 2014 of $0.43 per share, or approximately $23,541. We expect to pay this distribution on or about August 22, 2014 using cash on hand and borrowings under our revolving credit facility.

During the three and six months ended June 30, 2014, changes in rentable square feet leased and available for lease at our properties, excluding properties classified as discontinued operations, were as follows:

		Available
	Leased	for Lease	Total
January 1, 2014	9,779,371	537,245	10,316,616
Changes resulting from:
Acquisition of properties	83,130	—	83,130
Lease expirations	(32,646)	32,646	—
Lease renewals	31,784	(31,784)	—
New leases	30,686	(30,686)	—
As of March 31, 2014	9,892,325	507,421	10,399,746
Changes resulting from:
Acquisition of properties	570,910	9,410	580,320
Lease expirations	(192,005)	192,005	—
Lease renewals	182,090	(182,090)	—
New leases	22,236	(22,236)	—
Remeasurements(1)	—	(10,066)	(10,066)
As of June 30, 2014	10,475,556	494,444	10,970,000

(1)                   Square feet measurements are subject to modest changes when space is re-measured or re-configured for tenants.

Leases at our properties, excluding properties classified as discontinued operations, totaling 192,005 and 224,651 rentable square feet, respectively, expired during the three and six months ended June 30, 2014.  During the three and six months ended June 30, 2014 we entered into leases totaling 204,326 and 266,796 rentable square feet, respectively, which includes lease renewals of

182,090 and 213,874 rentable square feet, respectively. The weighted (by rentable square feet) average rental rates for leases of 158,682 and 176,231 rentable square feet, respectively, entered into with government tenants during the three and six months ended June 30, 2014 increased by 26.5% and 27.4%, respectively, when compared to the weighted (by rentable square feet) average prior rents for the same space. The weighted (by rentable square feet) average rental rates for leases of 45,644 and 90,565 rentable square feet, respectively, entered into with non-government tenants during the three and six months ended June 30, 2014 decreased by 12.8% and 12.6%, respectively, when compared to the weighted (by rentable square feet) average rental rates previously charged for the same space or, in the case of space acquired vacant, market rental rates for similar space in the building at the date of acquisition.

During the three and six months ended June 30, 2014, changes in effective rental rates per square foot achieved for new leases and lease renewals that commenced during the three and six months ended June 30, 2014, when compared to prior effective rental rates per square foot in effect for the same space (and excluding space acquired vacant) were as follows:

	Three Months Ended June 30, 2014			Six Months Ended June 30, 2014
	Old Effective	New Effective		Old Effective	New Effective
	Rent Per	Rent Per	Rentable	Rent Per	Rent Per	Rentable
	Square Foot(1)	Square Foot(1)	Square Feet	Square Foot(1)	Square Foot(1)	Square Feet
New leases	$23.49	$21.36	34,184	$23.95	$18.89	161,398
Lease renewals	$20.05	$21.81	46,380	$19.66	$22.78	156,630
Total leasing activity	$21.51	$21.62	80,564	$21.84	$20.80	318,028

(1)                                     Effective rental rate includes contractual base rents from our tenants pursuant to our lease agreements, plus straight line rent adjustments and estimated expense reimbursements to be paid to us, and excluding lease value amortization.

During the three and six months ended June 30, 2014, commitments made for expenditures, such as tenant improvements and leasing costs, in connection with leasing space at our properties were as follows:

	Government	Non-Government
Three Months Ended June 30, 2014	Leases	Leases	Total
Rentable square feet leased during the period	158,682	45,644	204,326
Tenant leasing costs and concession commitments(1)	$4,324	$1,012	$5,336
Tenant leasing costs and concession commitments per rentable square foot(1)	$27.25	$22.16	$26.11
Weighted (by square feet) average lease term (years)	4.8	6.2	5.1
Total leasing costs and concession commitments per rentable square foot per year(1)	$5.67	$3.58	$5.10

Six Months Ended June 30, 2014
Rentable square feet leased during the period	176,231	90,565	266,796
Tenant leasing costs and concession commitments(1)	$4,324	$2,670	$6,994
Tenant leasing costs and concession commitments per rentable square foot(1)	$24.54	$29.48	$26.21
Weighted (by square feet) average lease term (years)	5.0	5.8	5.3
Total leasing costs and concession commitments per rentable square foot per year(1)	$4.90	$5.12	$4.98

(1)                                     Includes commitments made for leasing expenditures and concessions, such as tenant improvements, leasing commissions, tenant reimbursements and free rent.

During the three and six months ended June 30, 2014 and 2013, amounts capitalized at our properties, excluding properties classified as discontinued operations, for tenant improvements, leasing costs, building improvements and development and redevelopment activities were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Tenant improvements(1)	$1,572	$606	$3,525	$2,399
Leasing costs(2)	$733	$1,290	$1,002	$2,125
Building improvements(3)	$891	$1,701	$2,995	$1,931
Development, redevelopment and other activities(4)	$902	$712	$1,001	$1,126

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

As of June 30, 2014, we have estimated unspent leasing related obligations of $16,654.

Off Balance Sheet Arrangements

As of June 30, 2014, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Debt Covenants (dollars in thousands)

Our principal debt obligations at June 30, 2014 were outstanding borrowings under our $550,000 revolving credit facility, our $350,000 existing term loan and six secured mortgage loans assumed in connection with certain of our acquisitions. On July 9, 2014, we entered into our new $500,000 term loan.  Our mortgage loans are non-recourse, subject to certain limited exceptions, and do not contain any material financial covenants. Our revolving credit facility agreement and our term loan agreements contain a number of covenants which restrict our ability to incur debts in excess of calculated amounts, restrict our ability to make distributions under certain circumstances and generally require us to maintain certain financial ratios. Our revolving credit facility agreement and our term loan agreements provide for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, such as a change of control of us, which includes RMR ceasing to act as our business manager and property manager. We believe we were in compliance with all of our covenants under our revolving credit facility agreement and our then existing term loan agreement at June 30, 2014.

Our revolving credit facility agreement and our term loan agreements contain cross default provisions, which are generally triggered upon default of any of our other debts of at least $25,000 or more that are recourse debts and to any other debts of $50,000 or more that are non-recourse debts.

Related Person Transactions (dollars in thousands)

We have relationships and historical and continuing transactions with our Trustees, our executive officers, RMR, AIC and other companies to which RMR provides management services and others affiliated with them. For example, we have no employees and personnel and various services we require to operate our business are provided to us by RMR pursuant to management agreements; and RMR is owned by our Managing Trustees. Also, as a further example, we have relationships with other companies to which RMR provides management services and which have trustees, directors and officers who are also trustees, directors or officers of us or RMR; and we, RMR and five other companies to which RMR provides management services each currently own approximately 14.3% of AIC, and we and the other shareholders of AIC have property insurance in place providing $500,000 of coverage pursuant to an insurance program arranged by AIC and with respect to which AIC is a reinsurer of certain coverage amounts. For further information about these and other such relationships and related person transactions, please see Note 9 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference. In addition, for more information about these transactions and relationships, please see elsewhere in this Quarterly Report on Form 10-Q, including “Warning Concerning Forward Looking Statements” in Part I, and our Annual Report, our definitive Proxy Statement for our 2014 Annual Meeting of Shareholders, or our Proxy Statement, our Current Report on Form 8-K dated May 9, 2014, and our other filings with the Securities and Exchange Commission, or SEC, including Note 5 to our Consolidated Financial Statements included in our Annual Report, the sections captioned “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Related Person Transactions” and “Warning Concerning Forward Looking Statements” of our Annual Report and the section captioned “Related Person Transactions” and the information regarding our Trustees and executive officers in our Proxy Statement. In addition, please see the section captioned “Risk Factors” of our Annual Report for a description of risks that may arise from these transactions and relationships. Our filings with the SEC, including our Annual Report and our Proxy Statement, are available at the SEC’s website at www.sec.gov. Copies of certain of our agreements with these related parties, including our business management agreement and property management agreement with RMR and our shareholders agreement with AIC and its shareholders, are publicly available as exhibits to our public filings with the SEC and accessible at the SEC’s website.

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

At June 30, 2014, our outstanding fixed rate debt consisted of the following:

		Annual	Annual		Interest
	Principal	Interest	Interest		Payments
Debt	Balance(1)	Rate(1)	Expense(1)	Maturity	Due
Mortgage	$83,000	5.55%	$4,670	2016	Monthly
Mortgage	47,606	5.73%	2,766	2015	Monthly
Mortgage	23,990	6.21%	1,510	2016	Monthly
Mortgage	14,475	5.88%	863	2019	Monthly
Mortgage	9,066	7.00%	635	2021	Monthly
Mortgage	7,359	8.15%	600	2021	Monthly
	$185,496		$11,044

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

Our mortgages require principal and interest payments through maturity pursuant to amortization schedules. Because these debts bear interest at a fixed rate, changes in market interest rates during the term of these debts will not affect our interest obligations. If these debts were refinanced at interest rates which are 100 basis points higher or lower than shown above, our per annum interest cost would increase or decrease, respectively, by approximately $1,878.

Changes in market interest rates would affect the fair value of our fixed rate debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt. Based on the balances outstanding at June 30, 2014, and discounted cash flow analysis through the respective maturity dates, and assuming no other changes in factors that may affect the fair value of our fixed rate debt obligations, a hypothetical immediate 100 basis point increase in interest rates would decrease the fair value of those obligations by approximately $3,554 and a hypothetical immediate 100 basis point decrease in interest rates would increase the fair value of those obligations by approximately $4,252.

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

At June 30, 2014, our floating rate debt consisted of $195,500 outstanding under our $550,000 unsecured revolving credit facility and our then existing $350,000 unsecured term loan. On July 9, 2014, we entered into our new $500,000 unsecured term loan. Our revolving credit facility matures in October 2015, and subject to our meeting certain conditions, including our payment of an extension fee, we have the option to extend the stated maturity by one year to October 2016. No principal repayments are required under our revolving credit facility or term loans prior to maturity, and prepayments under our revolving credit facility may be made, and redrawn subject to conditions, at any time without penalty. Borrowings under our revolving credit facility and our term loans are in U.S. dollars and bear interest at a rate of LIBOR plus a premium that are subject to adjustment based upon changes to our credit ratings. Accordingly, we are vulnerable to changes in U.S. dollar based short term rates, specifically LIBOR. In addition, upon renewal or refinancing of our revolving credit facility or our term loans, we are vulnerable to increases in interest rate premiums due to market conditions or our perceived credit risk. Generally, a change in interest rates would not affect the value of our floating rate debt but would affect our operating results.

The following table presents the impact a 100 basis point increase in interest rates would have on our annual floating rate interest expense as of June 30, 2014:

	Impact of Changes in Interest Rates
		Outstanding	Total Interest	Annual Earnings
	Interest Rate(1)	Debt	Expense Per Year	Per Share Impact(2)

At June 30, 2014	1.81%	$545,500	$10,011	$0.18
100 bps increase	2.81%	$545,500	$15,541	$0.28

(1)                                     Weighted based on the respective interest rates and outstanding borrowings under our revolving credit facility and our existing term loan as of June 30, 2014.  This table does not include our new term loan.

(2)                                     Based on the weighted average shares outstanding for the six months ended June 30, 2014.

The following table presents the impact a 100 basis point increase in interest rates would have on our annual floating rate interest expense as of June 30, 2014 if we were fully drawn on our revolving credit facility and our then existing term loan remained outstanding:

	Impact of Changes in Interest Rates
		Outstanding	Total Interest	Annual Earnings
	Interest Rate(1)	Debt	Expense Per Year	Per Share Impact(2)

At June 30, 2014	1.75%	$900,000	$15,969	$0.29
100 bps increase	2.75%	$900,000	$25,094	$0.46

(1)                                     Weighted based on the respective interest rates and outstanding borrowings under our revolving credit facility (assuming fully drawn) and our existing term loan as of June 30, 2014.  This table does not include our new term loan.

(2)                                     Based on the weighted average shares outstanding for the six months ended June 30, 2014.

The foregoing tables show the impact of an immediate change in floating interest rates as of June 30, 2014. If interest rates were to change gradually over time, the impact would be spread over time. Our exposure to fluctuations in floating interest rates will increase or decrease in the future with increases or decreases in the outstanding amount under our revolving credit facility, our term loans or other floating rate debt.

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

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

WARNING CONCERNING FORWARD LOOKING STATEMENTS

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS STATEMENTS THAT CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER SECURITIES LAWS.  ALSO, WHENEVER WE USE WORDS SUCH AS “BELIEVE”, “EXPECT”, “ANTICIPATE”, “INTEND”, “PLAN”, “ESTIMATE” OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS.  THESE FORWARD LOOKING STATEMENTS ARE BASED UPON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, BUT FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR.  FORWARD LOOKING STATEMENTS IN THIS REPORT RELATE TO VARIOUS ASPECTS OF OUR BUSINESS, INCLUDING:

•                  OUR ACQUISITIONS AND SALES OF PROPERTIES,

•                  OUR ABILITY TO COMPETE FOR ACQUISITIONS AND TENANCIES EFFECTIVELY,

•                  THE CREDIT QUALITIES OF OUR TENANTS,

•                  THE LIKELIHOOD THAT OUR TENANTS WILL PAY RENT, RENEW LEASES, ENTER INTO NEW LEASES, NOT EXERCISE EARLY TERMINATION OPTIONS PURSUANT TO THEIR LEASES OR BE AFFECTED BY CYCLICAL ECONOMIC CONDITIONS OR GOVERNMENT BUDGET CONSTRAINTS,

•                  OUR ABILITY TO PAY DISTRIBUTIONS TO OUR SHAREHOLDERS AND THE AMOUNT OF SUCH DISTRIBUTIONS,

•                  OUR EXPECTATION THAT WE WILL BENEFIT FINANCIALLY FROM OUR OWNERSHIP INTEREST IN SIR,

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

•                  THIS QUARTERLY REPORT ON FORM 10-Q STATES THAT WE HAVE TWO PROPERTIES CLASSIFIED AS HELD FOR SALE AS OF JUNE 30, 2014 AND THAT THE AGGREGATE NET BOOK VALUE OF THESE PROPERTIES TOTALED $23.3 MILLION. AN IMPLICATION OF THOSE STATEMENTS MAY BE THAT WE WILL SELL THOSE PROPERTIES FOR AT LEAST $23.3 MILLION. HOWEVER, WE MAY NOT BE ABLE TO SELL EITHER OF THOSE PROPERTIES OR MAY SELL THOSE PROPERTIES AT AMOUNTS THAT ARE LESS THAN THEIR CURRENT NET BOOK VALUES,

•                  OUR ABILITY TO MAKE FUTURE DISTRIBUTIONS DEPENDS UPON A NUMBER OF FACTORS, INCLUDING OUR FUTURE EARNINGS, THE CAPITAL COSTS WE INCUR TO LEASE OUR PROPERTIES AND OUR RECEIPT OF DISTRIBUTIONS FROM SIR; HOWEVER, WE MAY BE UNABLE TO MAINTAIN OUR CURRENT RATE OF DISTRIBUTIONS, AND FUTURE DISTRIBUTIONS MAY BE SUSPENDED,

•                  OUR ABILITY TO GROW OUR BUSINESS AND INCREASE OUR DISTRIBUTIONS DEPENDS IN LARGE PART UPON OUR ABILITY TO BUY PROPERTIES AND LEASE THEM FOR RENTS, LESS PROPERTY OPERATING EXPENSES, THAT EXCEED OUR CAPITAL COSTS; HOWEVER, WE MAY BE UNABLE TO IDENTIFY PROPERTIES THAT WE WANT TO ACQUIRE OR TO NEGOTIATE ACCEPTABLE PURCHASE PRICES, ACQUISITION FINANCING OR LEASE TERMS FOR NEW PROPERTIES,

•                  SOME OF OUR TENANTS MAY NOT RENEW EXPIRING LEASES, AND WE MAY BE UNABLE TO OBTAIN NEW TENANTS TO MAINTAIN OR INCREASE THE HISTORICAL OCCUPANCY RATES OF, OR RENTS FROM, OUR PROPERTIES,

•                  SOME GOVERNMENT TENANTS MAY EXERCISE THEIR RIGHT TO VACATE THEIR SPACE BEFORE THE STATED EXPIRATION OF THEIR LEASES, AND WE MAY BE UNABLE TO OBTAIN NEW TENANTS TO MAINTAIN THE HISTORICAL OCCUPANCY RATES OF, OR RENTS FROM, OUR PROPERTIES,

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

•                  INCREASING THE MAXIMUM BORROWINGS UNDER OUR REVOLVING CREDIT FACILITY AND OUR EXISTING TERM LOAN IS SUBJECT TO OUR OBTAINING ADDITIONAL COMMITMENTS FROM LENDERS, WHICH MAY NOT OCCUR,

•                  THIS QUARTERLY REPORT ON FORM 10-Q STATES THAT WE MAY EXTEND THE MATURITY DATE OF OUR REVOLVING CREDIT FACILITY SUBJECT TO MEETING CERTAIN CONDITIONS AND PAYMENT OF A FEE. WE CAN PROVIDE NO ASSURANCE THAT THE APPLICABLE CONDITIONS WILL BE MET,

•                  WE MAY BE UNABLE TO REPAY OUR DEBT OBLIGATIONS WHEN THEY BECOME DUE,

•                  OUR ABILITY TO REPAY THE BALANCE OF OUR NEW TERM LOAN WITH LONGER TERM DEBT, AND THE TIMING AND TERMS OF ANY SUCH DEBT, WILL VARY WITH MARKET CONDITIONS THAT ARE BEYOND OUR CONTROL,

•                  SIR MAY REDUCE THE AMOUNT OF ITS DISTRIBUTIONS TO ITS SHAREHOLDERS, INCLUDING US,

•                  WE MAY BE UNABLE TO SELL OUR SIR SHARES FOR AN AMOUNT EQUAL TO THE CARRYING VALUE OF THOSE SHARES AND ANY SUCH SALE MAY BE AT A DISCOUNT TO MARKET PRICE BECAUSE OF THE LARGE SIZE OF OUR SIR HOLDINGS OR OTHERWISE, AND

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

Part II.   Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On April 7, May 7 and June 6, 2014 we issued 3,340, 3,186 and 3,417 of our common shares, respectively, to RMR in payment of a portion of the management fee due to RMR pursuant to our business management agreement with RMR. We issued these shares pursuant to an exemption from registration contained in Section 4(a)(2) of the Securities Act.

Item 5. Other Information.

The following supplements and updates the summary of U.S. federal income tax considerations under the caption “Federal Income Tax Considerations” in Part, Item I of our Annual Report.

As disclosed elsewhere in this Quarterly Report on Form 10-Q, we own a substantial amount of the outstanding common shares of SIR, which we currently expect is and will remain qualified for taxation as a REIT under the Internal Revenue Code of 1986, as amended, or the Code.  For any of our taxable years in which SIR qualifies as a REIT, our investment in SIR will count as a qualifying REIT asset toward the REIT gross asset tests and our gains and dividends from SIR shares will count as qualifying income under the 75% and 95% gross income tests, all as described in our Annual Report.  However, because we do not and cannot control SIR’s compliance with the federal income tax requirements for REIT qualification and taxation, we can provide no assurance that SIR is or will remain qualified for taxation as a REIT under the Code.  If, contrary to our expectation, SIR is not or ceases to be a REIT for any reason, then we too would cease to meet the requirements for qualification and taxation as a REIT under the Code on account of violating applicable REIT gross asset tests described in our Annual Report, including the 5% and the two 10% REIT gross asset tests, unless we were entitled to the benefit of a relief provision under the Code available for REIT gross asset test failures that are due to reasonable cause and not willful neglect.  If we are entitled to the benefit of this relief provision, then the associated penalty taxes described in our Annual Report could be substantial.  In contrast, even if SIR is not or ceases to be a REIT for any reason, we expect we would continue to comply with the 75% and 95% gross income tests described in our Annual Report.

Item 6.         Exhibits

2.1                               Stock Purchase Agreement, dated as of July 8, 2014, among the Company, CommonWealth REIT and Reit Management & Research LLC. (Incorporated by reference to the Company’s Current Report on Form 8-K dated July 8, 2014.)

3.1                               Composite Copy of Amended and Restated Declaration of Trust, dated June 8, 2009, as amended to date. (Incorporated by reference to the Company’s Current Report on Form 8-K dated July 28, 2014.)

3.2                               Amended and Restated Bylaws of the Company adopted March 27, 2014. (Incorporated by reference to the Company’s Current Report on Form 8-K dated March 27, 2014.)

4.1                               Form of Common Share Certificate. (Incorporated by reference to Amendment No. 2 to the Company’s Registration Statement on Form S-11/A, File No. 333-157455.)

10.1                        Summary of Trustee Compensation. (Incorporated by reference to the Company’s Current Report on Form 8-K dated May 2, 2014.)

10.2                        First Amendment to Amended and Restated Business Management Agreement, dated as of May 9, 2014, between the Company and Reit Management & Research LLC. (Incorporated by reference to the Company’s Current Report on Form 8-K dated May 9, 2014.)

10.3                        Second Amendment to Amended and Restated Property Management Agreement, dated as of May 9, 2014, between the Company and Reit Management & Research LLC. (Incorporated by reference to the Company’s Current Report on Form 8-K dated May 9, 2014.)

10.4                        Term Loan Agreement, dated as of July 9, 2014, among the Company, Wells Fargo Bank, National Association, as Lender and Administrative Agent, and Citibank, N.A., as Lender. (Incorporated by reference to the Company’s Current Report on Form 8-K dated July 8, 2014.)

10.5                        Third Amendment to Credit Agreement, dated as of July 9, 2014, among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and each of the other financial institutions initially a signatory thereto. (Incorporated by reference to the Company’s Current Report on Form 8-K dated July 8, 2014.)

10.6                        Second Amendment to Term Loan Agreement, dated as of July 9, 2014, among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and each of the other financial institutions initially a signatory thereto. (Incorporated by reference to the Company’s Current Report on Form 8-K dated July 8, 2014.)

10.7                        Letter Agreement, dated as of July 23, 2014, between the Company and Equity Commonwealth (formerly known as CommonWealth REIT). (Incorporated by reference to the Company’s Current Report on Form 8-K/A dated July 8, 2014.)

31.1                       Rule 13a-14(a) Certification. (Filed herewith.)

31.2                        Rule 13a-14(a) Certification. (Filed herewith.)

31.3                        Rule 13a-14(a) Certification. (Filed herewith.)

31.4                        Rule 13a-14(a) Certification. (Filed herewith.)

32.1                        Section 1350 Certification. (Furnished herewith.)

99.1                        Allocation Agreement, dated as of July 8, 2014, between the Company and Reit Management & Research, LLC. (Incorporated by reference to the Company’s Current Report on Form 8-K dated July 8, 2014.)

101.1                 The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed

Consolidated Statements of Income and Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements, tagged as blocks of text and in detail. (Filed herewith.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOVERNMENT PROPERTIES INCOME TRUST

By:	/s/ David M. Blackman
David M. Blackman President and Chief Operating Officer Dated: August 6, 2014

By:	/s/ Mark L. Kleifges
Mark L. Kleifges Treasurer and Chief Financial Officer (principal financial and accounting officer) Dated: August 6, 2014