Form 10-Q
period 2014-09-30
Government Properties Income Trust
filed 2014-10-30
CIK 1456772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Number of registrant’s common shares of beneficial interest, $.01 par value per share, outstanding as of October 29, 2014:  70,341,510

GOVERNMENT PROPERTIES INCOME TRUST

FORM 10-Q

September 30, 2014

PART I.       Financial Information

Item 1.  Financial Statements

GOVERNMENT PROPERTIES INCOME TRUST

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

(unaudited)

	September 30,	December 31,
	2014	2013
ASSETS
Real estate properties:
Land	$254,008	$243,686
Buildings and improvements	1,420,971	1,324,876
	1,674,979	1,568,562
Accumulated depreciation	(210,319)	(187,635)
	1,464,660	1,380,927

Equity investment in Select Income REIT	684,470	—
Assets of discontinued operations	13,083	25,997
Assets of property held for sale	33,329	—
Acquired real estate leases, net	158,375	142,266
Cash and cash equivalents	4,928	7,663
Restricted cash	2,301	1,689
Rents receivable, net	37,077	33,350
Deferred leasing costs, net	11,552	11,618
Deferred financing costs, net	6,785	3,911
Other assets, net	13,158	25,031
Total assets	$2,429,718	$1,632,452

LIABILITIES AND SHAREHOLDERS’ EQUITY
Unsecured revolving credit facility	$184,500	$157,000
Unsecured term loan	350,000	350,000
Unsecured senior notes, net of discount	347,292	—
Mortgage notes payable, including premiums	188,840	90,727
Liabilities of discontinued operations	725	276
Liabilities of property held for sale	399	—
Accounts payable and accrued expenses	25,881	23,216
Due to related persons	1,949	2,474
Assumed real estate lease obligations, net	16,800	19,084
Total liabilities	1,116,386	642,777

Commitments and contingencies

Shareholders’ equity:
Common shares of beneficial interest, $.01 par value: 100,000,000 and 70,000,000 shares authorized, respectively, 70,337,771 and 54,722,018 shares issued and outstanding, respectively	703	547
Additional paid in capital	1,457,373	1,105,679
Cumulative net income	234,333	191,913
Cumulative other comprehensive income	45	49
Cumulative common distributions	(379,122)	(308,513)
Total shareholders’ equity	1,313,332	989,675
Total liabilities and shareholders’ equity	$2,429,718	$1,632,452

See accompanying notes.

GOVERNMENT PROPERTIES INCOME TRUST

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(amounts in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Rental income	$64,158	$56,401	$186,406	$168,639

Expenses:
Real estate taxes	7,027	6,255	21,005	19,060
Utility expenses	5,327	5,355	15,072	13,064
Other operating expenses	11,685	10,169	33,586	29,288
Depreciation and amortization	17,636	14,032	49,254	40,960
Loss on asset impairment	1,616	—	1,616	—
Acquisition related costs	110	1,562	1,290	1,701
General and administrative	4,329	2,941	11,537	9,350
Total expenses	47,730	40,314	133,360	113,423

Operating income	16,428	16,087	53,046	55,216
Interest and other income	10	10	68	20
Interest expense (including net amortization of debt premiums and discounts
and deferred financing fees of $373, $339, $926 and $1,002, respectively)	(8,845)	(4,176)	(18,530)	(12,388)
Loss on early extinguishment of debt	(541)	—	(541)	—
Loss on issuance of shares by an equity investee	(39)	—	(39)	—
Income from continuing operations before income tax benefit (expense) and
equity in earnings of investees	7,013	11,921	34,004	42,848
Income tax benefit (expense)	(7)	36	(130)	(50)
Equity in earnings of investees	4,910	64	4,931	219
Income from continuing operations	11,916	12,021	38,805	43,017
Income (loss) from discontinued operations	706	(10,055)	3,615	(1,121)
Net income	12,622	1,966	42,420	41,896

Other comprehensive income (loss):
Equity in unrealized gain (loss) of investees	(45)	14	(3)	(67)
Other comprehensive income (loss)	(45)	14	(3)	(67)
Comprehensive income	$12,577	$1,980	$42,417	$41,829

Weighted average common shares outstanding	65,568	54,684	58,385	54,666

Per common share amounts:
Income from continuing operations	$0.18	$0.22	$0.66	$0.79
Income from discontinued operations	$0.01	$(0.18)	$0.06	$(0.02)
Net income	$0.19	$0.04	$0.73	$0.77

See accompanying notes.

GOVERNMENT PROPERTIES INCOME TRUST

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Nine Months Ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$42,420	$41,896
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	28,134	26,016
Net amortization of debt premiums and discount and deferred financing fees	926	1,002
Loss on early extinguishment of debt	541	—
Straight line rental income	(3,346)	(2,308)
Amortization of acquired real estate leases	20,294	15,775
Amortization of deferred leasing costs	1,505	1,126
Other non-cash expenses	1,719	938
Loss on asset impairment	1,616	10,142
Increase in carrying value of assets held for sale	(2,344)	—
Net gain on sale of properties	(774)	(8,168)
Equity in earnings of investees	(4,931)	(219)
Loss on issuance of shares by an equity investee	39	—
Distributions of earnings from equity investees	7,509	—
Change in assets and liabilities:
Restricted cash	(612)	(37)
Deferred leasing costs	(2,319)	(3,118)
Rents receivable	(2,082)	(483)
Other assets	(1,687)	(2,780)
Accounts payable and accrued expenses	6,044	4,009
Due to related persons	(611)	(1,450)
Cash provided by operating activities	92,041	82,341
CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate acquisitions and deposits	(56,351)	(35,848)
Real estate improvements	(13,942)	(14,924)
Investment in Select Income REIT	(689,969)	—
Investment in Affiliates Insurance Company	(825)	—
Distributions in excess of earnings from equity investees	2,811	—
Proceeds from sale of properties, net	16,427	18,319
Cash used in investing activities	(741,849)	(32,453)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of mortgage notes payable	(1,635)	(1,434)
Proceeds from issuance of common shares, net	349,789	—
Proceeds from issuance of senior notes, net of discount	347,217	—
Proceeds from unsecured term loan	500,000	—
Repayment of unsecured term loan	(500,000)	—
Borrowings on unsecured revolving credit facility	314,500	107,500
Repayments on unsecured revolving credit facility	(287,000)	(88,000)
Financing fees	(5,189)	—
Distributions to common shareholders	(70,609)	(70,512)
Cash provided by (used in) financing activities	647,073	(52,446)
Decrease in cash and cash equivalents	(2,735)	(2,558)
Cash and cash equivalents at beginning of period	7,663	5,255
Cash and cash equivalents at end of period	$4,928	$2,697

Supplemental cash flow information:
Interest paid	$15,533	$11,386
Income taxes paid	126	173
Non-cash investing activities:
Real estate acquisition funded with the assumption of mortgage debt	$(97,524)	$—
Non-cash financing activities:
Assumption of mortgage debt	$97,524	$—

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

Note 2.    Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.  This update amends the criteria for reporting discontinued operations to, among other things, raise the threshold for disposals to qualify as discontinued operations. This update is effective for interim and annual reporting periods, beginning after December 15, 2014, with early adoption permitted, but only for disposals or classifications as held for sale which have not been reported in financial statements previously issued or available for issuance. We adopted this ASU effective July 1, 2014.  As a result, the results of operations and gains or losses on the sale of properties that were not previously classified as a discontinued operation, that are disposed of or classified as held for sale in the ordinary course of business and do not meet the criteria for classification as a discontinued operation described above after July 1, 2014, will be included in continuing operations in our condensed consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which provides guidance for revenue recognition. This update is effective for interim and annual reporting periods beginning after December 15, 2016.  We are currently in the process of evaluating the impact, if any, the adoption of this ASU will have on our condensed consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.  The update requires an entity to evaluate whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the financial statements are available to be issued when applicable) and to provide related footnote disclosures in certain circumstances.  The update is effective for the annual reporting periods beginning after December 15, 2015, and for annual and interim periods thereafter with early adoption permitted.  The implementation of this update is not expected to cause any significant changes to our condensed consolidated financial statements.

Note 3. Real Estate Properties

As of September 30, 2014, we owned 72 properties (92 buildings), with an undepreciated carrying value of $1,705,275,  excluding one property (one building) classified as discontinued operations and including one property (one building) held for sale and included in continuing operations. We generally lease space in our properties on a gross lease or modified gross lease basis pursuant to fixed term operating leases expiring between 2014 and 2029. Certain of our government tenants have the right to terminate their leases before the lease term expires. Our leases generally require us to pay all or some property operating expenses and to provide all or most property management services. During the three months ended September 30, 2014, we entered into eight leases for 167,712 rentable square feet for a weighted (by rentable square feet) average lease term of 5.6 years and we made commitments for approximately $2,059 of leasing related costs. During the nine months ended September 30, 2014, we entered into 38 leases for 434,508 rentable square feet for a weighted (by rentable square feet) average lease term of 5.4 years and we made commitments for approximately $9,053 of leasing related costs.  We have estimated unspent leasing related obligations of $9,350 as of September 30, 2014.

Acquisition Activities

During the nine months ended September 30, 2014, we acquired four office properties (five buildings) for an aggregate purchase price of $167,525, including the assumption of $97,524 of mortgage debt and excluding acquisition costs.  We allocated the purchase prices of these acquisitions based on the estimated fair values of the acquired assets and assumed liabilities as follows:

			Number									Premium
			of					Buildings		Acquired	Other	on
Acquisition			Properties/	Square	Purchase			and	Acquired	Lease	Assumed	Assumed
Date	Location	Type	Buildings	Feet	Price(1)		Land	Improvements	Leases	Obligations	Liabilities	Debt
March 2014	Fairfax, VA	Office	1 / 1	83,130	$19,775		$2,964	$12,840	$3,971	$—	$(233)	$—
May 2014	Richmond, VA	Office	1 / 1	173,932	22,500		2,614	15,930	4,003	(47)	—	—
May 2014	Reston, VA	Office	1 / 2	406,388	112,250		9,066	78,658	28,071	(398)	(93)	(3,147)
September 2014	Phoenix, AZ	Office	1 / 1	66,743	13,000	(2)	1,917	7,416	3,667	—	—	—
			4 / 5	730,193	$167,525		$16,561	$114,844	$39,712	$(445)	$(326)	$(3,147)

(1)	Purchase price excludes acquisition related costs.
(2)	The allocation of purchase price is based upon preliminary estimates and may change based upon the completion of our analysis of acquired in place leases.

Disposition Activities – Continuing Operations

In August 2014, a U.S. Government tenant notified us that it intends to exercise its option, pursuant to its lease, to acquire the office property (one building) it leases from us located in Riverdale, MD with 337,500 rentable square feet and a net book value of $30,848 as of September 30, 2014, after recording a $1,616 loss on asset impairment during the three months ended September 30, 2014. The option purchase price is $31,000, excluding closing costs, and the sale is currently expected to close in the first quarter of 2015.  The closing of this sale is subject to conditions and we can provide no assurance that the sale of this property will occur.  As of September 30, 2014, we have classified this property as held for sale but have not classified the results of operations for this property as discontinued operations in our condensed consolidated financial statements pursuant to our early adoption of ASU 2014-08 as described in Note 2.  See Note 7 regarding the fair value of our assets and liabilities. Summarized balance sheet information for the property classified as held for sale is as follows:

September 30,
2014
Real estate properties, net	$30,296
Rents receivable	1,341
Other assets	1,692
Assets of property held for sale	$33,329

Other liabilities	$399
Liabilities of property held for sale	$399

Disposition Activities – Discontinued Operations

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

In July 2014, we entered an agreement to sell an office property (one building) located in San Diego, CA with 94,272 rentable square feet.  In September 2014, we sold this property for $12,100, excluding closing costs.  We recognized a gain on sale of $774 during the three months ended September 30, 2014.

In April 2014, we entered an agreement to sell an office property (one building) located in Falls Church, VA with 164,746 rentable square feet and a net book value of $12,286 at September 30, 2014.  The contract sales price is

$16,500, excluding closing costs.  The closing of this sale is subject to conditions, including the purchaser obtaining certain zoning entitlements, and is currently expected to occur in 2015. We can provide no assurance that the sale of this property will occur. See Note 7 regarding the fair value of our assets and liabilities.

Results of operations for two properties (two buildings) we sold February 2013 and March 2013, two properties (two buildings) we sold in February 2014 and September 2014 and one of the properties (one building) held for sale at September 30, 2014, which was held for sale prior to our early adoption of ASU 2014-08, are classified as discontinued operations in our condensed consolidated financial statements. Summarized balance sheet and income statement information for the properties classified as discontinued operations is as follows:

Balance Sheets:

	September 30,	December 31,
	2014	2013
Real estate properties, net	$12,259	$25,574
Rents receivable	738	381
Other assets	86	42
Assets of discontinued operations	$13,083	$25,997

Other liabilities	$725	$276
Liabilities of discontinued operations	$725	$276

Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Rental income	$166	$886	$1,652	$3,831
Real estate taxes	(100)	(123)	(373)	(505)
Utility expenses	(50)	(112)	(204)	(447)
Other operating expenses	(41)	(255)	(426)	(775)
Depreciation and amortization	—	(241)	—	(1,025)
General and administrative	(43)	(68)	(152)	(226)
Loss on asset impairment from discontinued operations	—	(10,142)	—	(10,142)
Increase in carrying value of asset held for sale	—	—	2,344	—
Net gain on sale of properties	774	—	774	8,168
Income (loss) from discontinued operations	$706	$(10,055)	$3,615	$(1,121)

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

We increased rental income to record revenue on a straight line basis by $1,135 and $605 for the three months ended September 30, 2014 and 2013, respectively, and $3,378 and $1,952 for the nine months ended September 30, 2014 and 2013, respectively.  Rents receivable include $13,893 and $10,515 of straight line rent receivables at September 30, 2014 and December 31, 2013, respectively.

Note 5.  Concentration

Tenant and Credit Concentration

We define annualized rental income as the annualized contractual base rents from our tenants pursuant to our lease agreements with them as of the measurement date, plus straight line rent adjustments and estimated recurring expense reimbursements to be paid to us, and excluding lease value amortization. The U.S. Government, 12 state governments and the United Nations combined were responsible for approximately 93.2% and 93.9% of our annualized rental income, excluding properties classified as discontinued operations, as of September 30, 2014 and 2013, respectively. The U.S. Government is our largest tenant by annualized rental income and was responsible for approximately 69.6% and 71.2% of our annualized rental income, excluding properties classified as discontinued operations, as of September 30, 2014 and 2013, respectively.

Geographic Concentration

At September 30, 2014, our 72 properties (92 buildings), excluding properties classified as discontinued operations, were located in 31 states and the District of Columbia.  Properties located in Maryland,  California,  the District of Columbia,  Virginia,  Georgia,  New York and Massachusetts were responsible for approximately 12.4%,  10.6%,  9.8%,  9.7%,  8.8%,  8.1% and 5.3% of our annualized rental income as of September 30, 2014, respectively.

Note 6.  Indebtedness

At September 30, 2014 and December 31, 2013, our outstanding indebtedness consisted of the following:

	September 30,	December 31,
	2014	2013

Unsecured revolving credit facility, due in 2015	$184,500	$157,000
Unsecured term loan, due in 2017	350,000	350,000
Senior unsecured notes, 3.75% interest rate, including unamortized discount of $2,708, due in 2019	347,292	—
Mortgage note payable, 5.55% interest rate, including unamortized premium of $2,589, due in 2016(1)	85,589	—
Mortgage note payable, 5.73% interest rate, including unamortized premium of $233, due in 2015(1)	47,662	48,377
Mortgage note payable, 6.21% interest rate, due in 2016(1)	23,915	24,147
Mortgage note payable, 5.88% interest rate, due in 2021(1)	14,426	—
Mortgage note payable, 7.00% interest rate, including unamortized premium of $639, due in 2019(1)	9,651	9,919
Mortgage note payable, 8.15% interest rate, including unamortized premium of $446, due in 2021(1)	7,597	8,284
	$1,070,632	$597,727

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

We have a $550,000 unsecured revolving credit facility that is available for general business purposes, including acquisitions. The maturity date of our revolving credit facility is October 19, 2015 and, subject to the payment of an extension fee and meeting certain other conditions, includes an option for us to extend the stated maturity date of our revolving credit facility by one year to October 19, 2016. In addition, our revolving credit facility includes a feature under which maximum borrowings may be increased to up to $1,100,000 in certain circumstances. Borrowings under our revolving credit facility bear interest at a rate of LIBOR plus a premium, which was 150 basis points as of September 30, 2014. We also pay a facility fee of 35 basis points per annum on the total amount of lending commitments under our revolving credit facility. Both the interest rate premium and the facility fee are subject to adjustment based upon changes to our credit ratings. As of September 30, 2014, the interest rate payable on borrowings under our revolving credit facility was 1.7% and the weighted average annual interest rate for borrowings under our revolving credit facility was 1.7% for both the three and nine months ended September 30, 2014, and 1.7% for both the three and nine months ended September 30, 2013. As of September 30, 2014, we had $184,500 outstanding and $365,500 available under our revolving credit facility.

We have a $350,000 unsecured term loan, or our existing term loan. Our existing term loan matures on January 11, 2017, and is prepayable without penalty at any time. In addition, our existing term loan includes a feature under which maximum borrowings may be increased to up to $700,000 in certain circumstances. Our existing term loan bears interest at a rate of LIBOR plus a premium, which was 175 basis points as of September 30, 2014. The interest rate premium is subject to adjustment based upon changes to our credit ratings. As of September 30, 2014, the interest rate for the amount outstanding under our existing term loan was 1.9% and the weighted average interest rate for the amount outstanding under our existing term loan was 1.9% for both the three and nine months ended September 30, 2014, and 1.9% for both the three and nine months ended September 30, 2013.

We are currently in discussions with our lenders regarding possibly increasing the size of, as well as amending and extending the terms of, our $550,000 revolving credit facility and $350,000 existing term loan.  These discussions with lenders are ongoing and there is no guarantee that there will be any changes to our revolving credit facility and existing term loan in the future.

On July 9, 2014, we entered into a new $500,000 unsecured term loan, or our new term loan.  Our new term loan was scheduled to mature on July 8, 2015, and was prepayable without penalty at any time.  Our new term loan bore interest at a rate of LIBOR plus a premium, which was 175 basis points as of July 9, 2014.  The interest rate premium was subject to adjustment based upon changes to our credit ratings.  We used the net proceeds of our new term loan to fund a portion of the purchase price of the Select Income REIT, or SIR, common shares we acquired on July 9, 2014.  On July 29, 2014, we sold 15,525,000 of our common shares of beneficial interest, $.01 par value per share, or our common shares, in a public offering at a price of $23.50 per share for net proceeds of approximately $349,789, after deducting the underwriting discount and other offering expenses.  On August 18, 2014, we issued $350,000 of 3.75% unsecured senior notes due August 15, 2019 in a public offering for net proceeds of approximately $344,293, after deducting the underwriting discount and other offering expenses.  The net proceeds from these offerings were used to fully repay amounts outstanding under our new term loan and to reduce amounts outstanding under our revolving credit facility.  We recognized a loss on early extinguishment of debt of $541 during the three months ended September 30, 2014 due to the write off of unamortized deferred financing fees related to our new term loan. See Notes 9 and 10 for further information regarding our SIR investment.

Our revolving credit facility agreement and our existing term loan agreement provide for acceleration of payment of all amounts due thereunder upon the occurrence and continuation of certain events of default, such as a change of control of us, which includes Reit Management & Research LLC, or RMR, ceasing to act as our business manager and property manager. Our public debt indenture and related supplement, our revolving credit facility agreement and our existing term loan agreement also contain a number of covenants, including covenants that restrict our ability to incur debts or to make distributions under certain circumstances and require us to maintain financial ratios and a minimum net worth.  On July 9, 2014, we amended the agreements governing our revolving credit facility and our existing term loan to modify certain covenants and associated defined terms to accommodate our SIR investment and our new term loan. We believe we were in compliance with the terms and conditions of the respective covenants under our public debt indenture and related supplement, our revolving credit facility agreement and our existing term loan agreement at September 30, 2014.

At September 30, 2014, six of our properties (eight buildings) with an aggregate net book value of $261,797 secured six mortgage notes that were assumed in connection with the acquisition of such properties. Our mortgage notes are non-recourse and do not contain any material financial covenants.

Note 7. Fair Value of Assets and Liabilities

Our assets and liabilities at September 30, 2014 include cash and cash equivalents, restricted cash, rents receivable, mortgage notes payable, accounts payable, our senior unsecured notes, our revolving credit facility, our existing term loan, amounts due to related persons, other accrued expenses and security deposits. At September 30,

2014, the fair values of our financial instruments approximated their carrying values in our condensed consolidated financial statements due to their short term nature or variable interest rates, except as follows:

	Carrying Amount	Fair Value
Senior unsecured notes, 3.75% interest rate, including unamortized discount of $2,708, due in 2019	$347,292	$352,291
Mortgage note payable, 5.55% interest rate, including unamortized premium of $2,589, due in 2016(1)	85,589	85,600
Mortgage note payable, 5.73% interest rate, including unamortized premium of $233, due in 2015(1)	47,662	48,753
Mortgage note payable, 6.21% interest rate, due in 2016(1)	23,915	25,705
Mortgage note payable, 5.88% interest rate, due in 2021(1)	14,426	15,157
Mortgage note payable, 7.00% interest rate, including unamortized premium of $639, due in 2019(1)	9,651	10,354
Mortgage note payable, 8.15% interest rate, including unamortized premium of $446, due in 2021(1)	7,597	8,183
	$536,132	$546,043

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

We estimate the fair value of our unsecured senior notes using an average of the bid and ask price of the notes (Level 1 inputs as defined in the fair value hierarchy under GAAP). We estimate the fair values of our mortgage notes payable by using discounted cash flow analyses and currently prevailing market terms as of the measurement date (Level 3 inputs as defined in the fair value hierarchy under GAAP).  Because Level 3 inputs are unobservable, our estimated fair value may differ materially from the actual fair value.

The table below presents two of our assets measured on a non-recurring basis at fair value at September 30, 2014, categorized by the level of inputs used in the valuation of these assets:

		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)

Property held for sale classified as discontinued operations(1)	$12,260	$—	$—	$12,260
Property held for sale classified as held for sale in continuing operations(2)	30,848	—	—	30,848
	$43,108	$—	$—	$43,108

(1)

The estimated fair value at September 30, 2014 of this property, for which a loss on asset impairment was recognized during the year ended December 31, 2013, is based upon broker estimates of value less estimated sales costs (Level 3 inputs as defined in the fair value hierarchy under GAAP).

(2)

The estimated fair value at September 30, 2014 of this property, for which a loss on asset impairment was recognized during the three months ended September 30, 2014, is based upon sales price less estimated sales costs (Level 3 inputs as defined in the fair value hierarchy under GAAP).

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

On August 22, 2014, we paid a distribution to common shareholders of $0.43 per share, or approximately $23,544, that was declared on July 14, 2014 and was payable to shareholders of record on July 25, 2014.

On October 13, 2014, we declared a distribution payable to common shareholders of record on October 24, 2014 of $0.43 per share, or approximately $30,247.  We expect to pay this distribution on or about November 20, 2014 using cash on hand and borrowings under our revolving credit facility.

Share Issuances

During the nine months ended September 30, 2014 and the period October 1, 2014 to October 29, 2014, we issued 27,103 and 3,739, respectively, of our common shares to RMR as part of the business management fee payable by us under our business management agreement.  See Note 9 for further information regarding this agreement.

On May 2, 2014, we granted 2,500 of our common shares, valued at $25.43 per share, the closing price of our common shares on the New York Stock Exchange, or the NYSE, on that day, to each of our five Trustees as part of their annual compensation.

In July 2014, we sold 15,525,000 of our common shares in a public offering at a price of $23.50 per share for net proceeds of $349,789.  The net proceeds from this offering were used to partially repay amounts outstanding under our new term loan.

On September 12, 2014, pursuant to our 2009 Incentive Share Award Plan, we granted an aggregate of 51,150 of our common shares to our officers and certain employees of our manager, RMR, valued at $23.28 per share, the closing price of our common shares on the NYSE, on that day.

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

One of our Managing Trustees, Mr. Barry Portnoy, is Chairman, majority owner and an employee of RMR. Our other Managing Trustee, Mr. Adam Portnoy, is the son of Mr. Barry Portnoy, and an owner, President, Chief Executive Officer and a director of RMR. Each of our executive officers is also an officer of RMR. Our Independent Trustees also serve as independent directors or independent trustees of other companies to which RMR provides management services. Messrs. Barry Portnoy and Adam Portnoy serve as managing directors or managing trustees of a majority of the companies to which RMR or its affiliates provide management services. In addition, officers of RMR serve as officers of those companies.

Pursuant to our business management agreement with RMR, we recognized business management fees of $2,643 and $1,942 for the three months ended September 30, 2014 and 2013, respectively, and $7,578 and $6,924 for the nine months ended September 30, 2014 and 2013, respectively.  These amounts are included in general and administrative expenses in our condensed consolidated financial statements. In accordance with the terms of our business management agreement, we issued 27,103 of our common shares to RMR during the nine months ended September 30, 2014 as payment for a portion of the base business management fee we recognized for such period.

In connection with our property management agreement with RMR, the aggregate property management and construction supervision fees we recognized were $2,095 and $2,179 for the three months ended September 30, 2014 and 2013, respectively, and $6,034 and $5,794 for the nine months ended September 30, 2014 and 2013, respectively. These amounts are included in other operating expenses or have been capitalized, as appropriate, in our condensed consolidated financial statements.

On May 9, 2014, we and RMR entered into amendments to our business management agreement and property management agreement.  As amended, RMR may terminate the agreements upon 120 days’ written notice.  Prior to the amendments, RMR could terminate the agreements upon 60 days’ written notice and could also terminate the property management agreement upon five business days’ notice if we underwent a change of control.  The amendments also provide for certain termination payments by us to RMR in the event that we terminate the agreements other than for cause.  Also, as amended, RMR agrees to provide certain transition services to us for 120 days following an applicable termination by us or notice of termination by RMR.

RMR leases from us office space for two of its regional offices. We earned approximately $14 and $8 in rental income from RMR for leased office space for the three months ended September 30, 2014 and 2013, respectively, and $47 and $23 for the nine months ended September 30, 2014 and 2013, respectively.  Our office space leases with RMR are terminable by RMR if our management agreements with RMR are terminated.

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

EQC:  EQC organized us as a 100% owned subsidiary. One of our Managing Trustees, Mr. Barry Portnoy, was a managing trustee of EQC until March 25, 2014. Our other Managing Trustee, Mr. Adam Portnoy, was the president of EQC until May 23, 2014 and was a managing trustee of EQC until March 25, 2014. RMR currently provides management services to EQC in respect of EQC’s Australian assets and certain transition services to EQC with respect to EQC’s other operations.

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

On July 8, 2014, we and RMR entered into a stock purchase agreement, or the purchase agreement, with EQC, pursuant to which, on July 9, 2014, we acquired from EQC 21,500,000 common shares of beneficial interest, par value $.01 per share, of SIR, and RMR acquired from EQC 500,000 SIR common shares. Our cash purchase price was equal to approximately $677,500, or $31.51 per share, plus approximately $11,300, or $0.53 per share, of accrued dividends as defined in the purchase agreement, for a total of approximately $688,800, before acquisition related costs. RMR purchased its 500,000 SIR common shares on the same terms, including for the same per share amounts that we paid. Under the purchase agreement, in the event that we or RMR consummates any sale of SIR common shares prior to July 9, 2015 and the price per share paid by the purchaser is greater than $31.51, we or RMR, as applicable, are required to pay to EQC an amount equal to 50% of the product of (i) the number of SIR common shares sold in the transaction times (ii) the excess of (x) the price per share paid by the purchaser and (y) $31.51. The foregoing requirement applies to any SIR common shares we or RMR own. In addition, we and RMR agreed, among other things, to indemnify EQC for certain claims related to the acquisition. In connection with the indemnity, we and RMR entered into an allocation agreement with regard to our respective liabilities in the event of a claim for indemnification.  As a result of this acquisition, we are SIR's largest shareholder.  As of September 30, 2014, we owned 21,500,000 of SIR's common shares, representing approximately 35.9% of the issued and outstanding SIR common shares.

On July 23, 2014, we and EQC agreed to terminate the provisions of a transaction agreement we entered with EQC in connection with our initial public offering that had provided us a right of first refusal to acquire any property owned by EQC that EQC determined to divest, if the property was then majority leased to a government tenant.  The agreement had also placed restrictions on both our and EQC’s investments in real property, which we and EQC also agreed to terminate.

SIR:  In connection with the proposed acquisition by SIR of Cole Corporate Income Trust, Inc., a Maryland corporation, or CCIT, pursuant to an agreement and plan of merger, or the merger agreement, dated August 30, 2014, by and among SIR, SC Merger Sub LLC, a Maryland limited liability company and SIR's wholly owned subsidiary, or SIR

Merger Sub, and CCIT, on August 30, 2014, concurrently with the execution and delivery of the merger agreement, we entered into a voting and standstill agreement with CCIT and American Realty Capital Properties, Inc., a Maryland corporation and parent of the manager of CCIT, or ARCP, or the voting agreement.  Pursuant to the voting agreement, we have agreed to vote in favor of the issuance of SIR common shares in the merger as contemplated by the merger agreement, upon the terms and subject to the conditions set forth in the voting agreement and the merger agreement. In the voting agreement we also agreed, among other things, subject to certain exceptions, not to sell or otherwise assign or dispose of or pledge SIR common shares that we own or to deposit those shares into any voting trust or enter into any other voting agreement or arrangement with respect to those shares.  The voting agreement will terminate upon certain circumstances, including upon termination of the merger agreement or the closing of the merger.  The voting agreement also contains standstill provisions pursuant to which ARCP has agreed, among other things, not to make unsolicited proposals to acquire us or SIR for a period of 36 months. Concurrently with our entering into the voting agreement, RMR, which provides management services to SIR, and Messrs. Barry Portnoy and Adam Portnoy, RMR’s principals, our Managing Trustees and managing trustees of SIR, also entered into a voting and standstill agreement on terms and conditions substantially similar to our voting agreement that also includes a standstill in respect of Senior Housing Properties Trust, a Maryland real estate investment trust, or SNH.  SNH has agreed to acquire from SIR, substantially concurrently with the completion of the merger of CCIT with and into SIR Merger Sub pursuant to the merger agreement, the subsidiaries of CCIT which own 23 healthcare properties that SIR will acquire through such merger. RMR provides management services to SNH and our Managing Trustees are also managing trustees of SNH.  Two of our Independent Trustees also serve as independent trustees of SNH and one of our Independent Trustees also serves as an independent trustee of SIR.  Our President and Chief Operating Officer also serves as the president and chief operating officer of SIR.

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

On March 25, 2014, as a result of the removal, without cause, of all of the trustees of EQC, this shareholder of AIC underwent a change in control, as defined in the shareholders’ agreement among us, the other shareholders of AIC and AIC.  As a result of that change in control and in accordance with the terms of the shareholders agreement, on May 9, 2014, we and those other shareholders purchased pro rata the AIC shares EQC owned.  Pursuant to that purchase, we purchased 2,857 AIC shares from EQC for $825.  Following these purchases, we and the other remaining six shareholders each owns approximately 14.3% of AIC.

In June 2014, we and the other shareholders of AIC renewed our participation in an insurance program arranged by AIC.  In connection with that renewal, we purchased a one-year property insurance policy providing $500,000 of coverage, with respect to which AIC is a reinsurer of certain coverage amounts.  We paid AIC a premium, including taxes and fees, of approximately $526 in connection with that policy, which amount may be adjusted from time to time as we acquire or dispose of properties that are covered in the policy.  As of September 30, 2014, we had invested $6,019 in AIC. Although we own less than 20% of AIC, we use the equity method to account for this investment because we believe that we have significant influence over AIC as all of our Trustees are also directors of AIC. Our investment in AIC had a carrying value of $6,925 and $6,031 as of September 30, 2014 and December 31, 2013, respectively, which amounts are included in other assets on our condensed consolidated balance sheet. We recognized income of $38 and $64 for the three months ended September 30, 2014 and 2013, respectively, and $59 and $219 for the nine months ended September 30, 2014 and 2013, respectively, related to our investment in AIC.

Directors’ and Officers’ Liability Insurance: In June 2014, we, RMR and four other companies to which RMR provides management services extended our and their combined directors’ and officers’ liability insurance policy, and we extended our separate directors’ and officers’ liability insurance policy, in each case for an interim period. We paid an aggregate premium of approximately $50 for these extensions.  Further information about those policies is contained in Note 5 to our audited financial statements contained in our Annual Report.  In September 2014, we purchased a two year combined directors' and officers' insurance policy with RMR and five other companies managed by RMR that provides $10,000 in aggregate primary coverage, including certain errors and omission coverage.  At that time, we also purchased separate additional one year directors' and officers' liability insurance policies that provide $20,000 of aggregate excess coverage plus $5,000 of excess non-indemnifiable coverage.  The total premium payable by us for these policies purchased in September 2014 was approximately $455.

Note 10. Equity Investment in Select Income REIT

As described in Note 9, on July 9, 2014, we acquired 21,500,000, or approximately 35.9%, of the outstanding SIR common shares.  SIR is a real estate investment trust that is primarily focused on owning and investing in net leased, single tenant properties.  As of September 30, 2014, our investment in SIR had a carrying value of $684,470, including $1,174 of costs related to this acquisition, and a market value, based on the closing price of SIR common shares on NYSE on that day, of $517,075.  If we determine there is an “other than temporary” decline in the fair value of this investment, we would record a charge to earnings as determined under applicable accounting standards.

We account for our investment in SIR under the equity method.  Under the equity method, we record our proportionate share of the net income of SIR as equity in earnings of an investee in our condensed consolidated statement of income and comprehensive income.  For the period from July 9, 2014 to September 30, 2014, we recorded $7,509 of equity in the earnings of SIR. As of the date of acquisition, the cost of our investment in SIR exceeded our proportionate share of SIR’s total shareholders’ equity book value by $154,348. As required under GAAP, we are amortizing this difference to equity in earnings of investees over the average remaining useful lives of the real estate assets and intangible assets and liabilities owned by SIR as of the date of acquisition.  The allocation of this $154,348 is based upon preliminary estimates and may change based upon the completion of our analysis of the remaining useful lives of the real estate assets and intangible assets and liabilities owned by SIR. This amortization decreased our equity in the earnings of SIR by $2,637 for the period from July 9, 2014 to September 30, 2014.  During the period from July 9, 2014 to September 30, 2014, SIR issued 57,739 common shares.  We recognized a loss on issuance of shares by an equity investee of $39 during the period from July 9, 2014 to September 30, 2014 as a result of the per share issuance price of these SIR common shares being below the average per share carrying value of our SIR common shares.

During the period from July 9, 2014 to September 30, 2014, we received cash distributions from SIR totaling $10,320.

The following summarized financial data of SIR as reported in SIR’s Quarterly Report on Form 10-Q for the period ended September 30, 2014, or the SIR Quarterly Report, includes the results of operations for periods prior to July 9, 2014 (the date on which we acquired our interest in SIR).  References in our financial statements to the SIR Quarterly Report are included as references to the source of the data only, and the information in the SIR Quarterly Report is not incorporated by reference into our financial statements.

Condensed Consolidated Balance Sheets:

	September 30,	December 31,
	2014	2013
Real estate properties, net	$1,767,002	$1,579,234
Acquired real estate leases, net	121,501	129,426
Cash and cash equivalents	14,710	20,025
Rents receivable, net	65,116	55,335
Other assets, net	21,513	17,839
Total assets	$1,989,842	$1,801,859

Revolving credit facility	$65,000	$159,000
Term loan	350,000	350,000
Mortgage notes payable	18,952	27,147
Assumed real estate lease obligations, net	26,250	26,966
Other liabilities	47,541	40,055
Shareholders' equity	1,482,099	1,198,691
Total liabilities and shareholders' equity	$1,989,842	$1,801,859

Condensed Consolidated Statements of Income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Rental income	$48,523	$41,169	$142,051	$117,333
Tenant reimbursements and other income	8,177	7,415	24,234	21,057
Total revenues	56,700	48,584	166,285	138,390

Operating expenses	10,282	9,287	30,246	26,172
Depreciation and amortization	10,653	8,485	30,442	22,445
Acquisition related costs	5,365	790	5,739	1,479
General and administrative	3,749	3,208	11,123	8,884
Total expenses	30,049	21,770	77,550	58,980
Operating income	26,651	26,814	88,735	79,410

Interest expense	(3,033)	(3,232)	(10,025)	(10,484)
Gain on early extinguishment of debt	—	—	243	—
Income before income tax expense and equity in earnings of an investee	23,618	23,582	78,953	68,926
Income tax expense	(30)	(52)	(120)	(132)
Equity in earnings of an investee	38	64	59	219
Income before gain on sale of property	23,626	23,594	78,892	69,013
Gain on sale of property	116	—	116	—
Net income	$23,742	$23,594	$79,008	$69,013

Weighted average common shares outstanding	59,905	49,686	54,678	42,790
Net income per common share	$0.40	$0.47	$1.44	$1.61

Note 11. Segment Information

We operate in two business segments: ownership of properties that are primarily leased to government tenants and our equity method investment in SIR.

	Three Months Ended September 30, 2014
	Investment	Investment
	in Real Estate	in SIR	Corporate	Consolidated

Rental income	$64,158	$—	$—	$64,158

Expenses:
Real estate taxes	7,027	—	—	7,027
Utility expenses	5,327	—	—	5,327
Other operating expenses	11,685	—	—	11,685
Depreciation and amortization	17,636	—	—	17,636
Loss on asset impairment	1,616	—	—	1,616
Acquisition related costs	110	—	—	110
General and administrative	—	—	4,329	4,329
Total expenses	43,401	—	4,329	47,730

Operating income	20,757	—	(4,329)	16,428
Interest and other income	—	—	10	10
Interest expense	(2,326)	—	(6,519)	(8,845)
Loss on early extinguishment of debt	—	—	(541)	(541)
Loss on issuance of shares by an equity investee	—	(39)	—	(39)
Income from continuing operations before income tax expense and
equity in earnings of investees	18,431	(39)	(11,379)	7,013
Income tax expense	—	—	(7)	(7)
Equity in earnings of investees	—	4,872	38	4,910
Income from continuing operations	18,431	4,833	(11,348)	11,916
Income from discontinued operations	706	—	—	706
Net income	$19,137	$4,833	$(11,348)	$12,622

Total Assets	$1,728,173	$684,470	$17,075	$2,429,718

Note 12. Pro Forma Information

During the nine months ended September 30, 2014, we purchased four properties (five buildings) for an aggregate purchase price of $167,525, including the assumption of $97,524 of mortgage debt and excluding acquisition costs.  The following table presents our pro forma results of operations as if these acquisitions and financing activities were completed on January 1, 2013. This pro forma data is not necessarily indicative of what our actual results of operations would have been for the periods presented, nor does it represent the results of operations for any future period. Differences could result from various factors, including but not limited to, additional property acquisitions, property sales, changes in interest rates and changes in our debt or equity capital and such differences could be significant.

	Nine Months Ended September 30,
	2014	2013
Total Revenues	$193,979	$182,961
Net income	43,046	39,277
Per share data:
Net income	$0.74	$0.72

During the nine months ended September 30, 2014, we recognized revenues of $6,544 and operating income of $518 arising from the above referenced acquisitions.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with our financial statements and accompanying notes included in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2013, or our Annual Report.

OVERVIEW

We are a real estate investment trust, or REIT, organized under Maryland law. As of September 30, 2014, we owned 72 properties (92 buildings), excluding one property (one building) classified as discontinued operations and including one property (one building) held for sale and included in continuing operations, located in 31 states and the District of Columbia containing approximately 11.0 million rentable square feet, of which 66.4% was leased to the U.S. Government, 19.6% was leased to 12 state governments, 1.7% was leased to the United Nations, an international intergovernmental organization, 7.7% was leased to various non-governmental tenants and 4.6% was available for lease.  The U.S. Government, 12 state governments and the United Nations combined were responsible for 93.2% and 93.9% of our annualized rental income, as defined below, as of September 30, 2014 and 2013, respectively.

Property Operations

As of September 30, 2014, excluding properties classified as discontinued operations, 95.4% of our rentable square feet were leased, compared to 94.6% of our rentable square feet as of September 30, 2013.  Occupancy data for our properties as of September 30, 2014 and 2013 is as follows (square feet in thousands):

			Comparable
	All Properties(1)		Properties(2)
	September 30,		September 30,
	2014	2013	2014	2013
Total properties (end of period)	72	63	63	63
Total buildings (end of period)	92	79	79	79
Total square feet(3)	11,037	10,001	9,636	9,644
Percent leased(4)	95.4%	94.6%	94.9%	94.4%

(1)	Based on properties we owned on September 30, 2014 and excludes properties classified as discontinued operations.
(2)

Based on properties we owned on September 30, 2014 and which we owned continuously since January 1, 2013, and excludes properties classified as discontinued operations.  Our comparable properties increased from 53 properties (66 buildings) at September 30, 2013 as a result of our acquisition of 10 properties (13 buildings) during the year ended December 31, 2012.

(3)	Square feet measurements are subject to modest changes when space is re-measured or re-configured for tenants.
(4)

Percent leased includes (i) space being fitted out for tenant occupancy pursuant to our lease agreements, if any, and (ii) space which is leased, but is not occupied or is being offered for sublease by tenants, if any, as of the measurement date.

The average annualized effective rental rate per square foot for our properties for the periods ended September 30, 2014 and 2013 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Average annualized effective rental rate per square foot:(1)
All properties(2)	$24.68	$24.82	$24.74	$24.61
Comparable properties(3)	$24.74	$24.75	$25.02	$24.86

(1)

Average annualized effective rental rate per square foot represents annualized total rental income during the period specified divided by the average rentable square feet leased during the period specified. Excludes properties classified as discontinued operations.

(2)	Based on properties we owned on September 30, 2014 and excludes properties classified as discontinued operations.
(3)	Based on properties we owned on September 30, 2014 and which we owned continuously since July 1, 2013 and January 1, 2013, respectively, and excludes properties classified as discontinued operations.

We currently believe that U.S. property leasing market conditions are slowly improving, but remain weak in many parts of the U.S. Our historical experience with respect to properties of the type we own that are majority leased to government tenants has been that government tenants frequently renew leases to avoid the costs and disruptions that may result from relocating their operations. We believe that current government budgetary pressures may cause an increased demand for leased space by government tenants, as opposed to new buildings built by governments. However, these same budgetary pressures could also result in a decrease in government employment, government tenants reducing their space utilization or consolidation into existing government owned properties, thereby reducing the demand for government leased space. We believe the U.S. Government is actively trying to reduce the square foot per employee in its owned and leased buildings and trying to consolidate out of leased space and into government owned space, which could have an impact of reducing the space the U.S. Government leases from us.  At the same time, we believe that efforts by the U.S. Government to consolidate certain operations have resulted in the U.S. Government leasing additional space in some of our properties.  Accordingly, we are unable to reasonably project what the financial impact of market conditions or changing government financial circumstances or space needs will be on our financial results for future periods.

As of September 30, 2014, excluding properties classified as discontinued operations, we had leases totaling 762,342 rentable square feet that were scheduled to expire through September 30, 2015. Based upon current market conditions and tenant negotiations for leases scheduled to expire through September 30, 2015, we expect that rental rates we are likely to achieve on new or renewed leases will, in the aggregate and on a weighted (by rentable square feet) average basis, be slightly lower than the rates currently being paid, thereby generally resulting in slightly lower revenue from the same space. However, we can provide no assurance that the rental rates we expect will occur or that we will not experience material declines in our rental income due to vacancies upon lease expirations. Prevailing market conditions and government tenants’ needs at the time we negotiate our leases generally will determine rental rates and other terms for leased space in our properties; and market conditions and government tenants’ needs are beyond our control. As of September 30, 2014, lease expirations at our properties, excluding properties classified as discontinued operations, by year are as follows (square feet and dollars in thousands):

					Annualized
	Number of	Expirations of		Cumulative	Rental		Cumulative
	Tenants	Leased Square	Percent	Percent	Income	Percent	Percent
Year(1)	Expiring	Feet(2)	of Total	of Total	Expiring(3)	of Total	of Total
2014	16	163,740	1.6%	1.6%	$5,308	2.1%	2.1%
2015	41	1,109,785	10.5%	12.1%	24,819	9.9%	12.0%
2016	42	1,024,142	9.7%	21.8%	34,693	13.8%	25.8%
2017	39	706,972	6.7%	28.5%	14,563	5.8%	31.6%
2018	40	1,339,919	12.7%	41.2%	34,695	13.8%	45.4%
2019	32	1,904,515	18.1%	59.3%	46,298	18.4%	63.8%
2020	20	1,159,267	11.0%	70.3%	27,193	10.8%	74.6%
2021	13	859,768	8.2%	78.5%	16,588	6.6%	81.2%
2022	10	657,604	6.2%	84.7%	14,229	5.7%	86.9%
2023 and thereafter	22	1,606,338	15.3%	100.0%	33,402	13.1%	100.0%
Total	275	10,532,050	100.0%		$251,788	100.0%

Weighted average remaining lease term (in years)		5.0			4.8

(1)

The year of lease expiration is pursuant to current contract terms. Some government tenants have the right to vacate their space before the stated expirations of their leases. As of September 30, 2014, government tenants occupying approximately 8.0% of our rentable square feet and responsible for approximately 6.8% of our annualized rental income as of September 30, 2014 have currently exercisable rights to terminate their leases before the stated expirations. Also in 2014,  2015,  2016,  2017,  2018,  2019,  2020,  2022 and 2023, early termination rights become exercisable by other tenants who currently occupy an additional approximately 0.3%, 5.7%, 6.3%, 2.6%, 1.0%, 4.3%, 2.5%, 1.2% and 1.3% of our rentable square feet, respectively, and contribute an additional approximately 0.2%, 3.6%, 8.8%, 3.4%, 1.3%, 4.8%, 2.5%, 0.7% and 1.1% of our annualized rental income, respectively, as of September 30, 2014.  In addition, as of September 30, 2014,  13 of our government tenants have currently exercisable rights to terminate their leases if their respective legislature or other funding authority does not appropriate rent in their respective annual budgets. These 13 tenants occupy approximately 12.9% of our rentable square feet and contribute approximately 13.1% of our annualized rental income as of September 30, 2014.

(2)

Leased square feet is pursuant to leases existing as of September 30, 2014, and includes (i) space being fitted out for tenant occupancy pursuant to our lease agreements, if any, and (ii) space which is leased, but is not occupied or is being offered for sublease by tenants, if any.

(3)

Annualized rental income is the annualized contractual base rents from our tenants pursuant to our lease agreements as of September 30, 2014, plus straight line rent adjustments and estimated recurring expense reimbursements to be paid to us, and excluding lease value amortization.

Acquisition and Disposition Activities (dollar amounts in thousands)

During the nine months ended September 30, 2014, we acquired four office properties (five buildings) for a purchase price of $167,525, including the assumption of $97,524 of mortgage debt and excluding acquisition costs.  We acquired these properties at a range of capitalization rates of 8.0% to 9.3%, with a weighted (by purchase price) average capitalization rate of 8.4%.  We calculate the capitalization rate for property acquisitions as the ratio of (x) annual straight line rental income, excluding the impact of above and below market lease amortization, based on leases in effect on the acquisition date, less estimated annual property operating expenses as of the acquisition date, excluding depreciation and amortization expense, to (y) the acquisition purchase price, including the principal amount of assumed debt, if any, and excluding acquisition costs.

In February 2014, we sold an office property (one building) located in Phoenix, AZ with 97,145 rentable square feet for $5,000, excluding closing costs.  In September 2014, we sold an office property (one building) located in San Diego, CA with 94,272 rentable square feet for $12,100, excluding closing costs.  In April 2014, we entered an agreement to sell an office property (one building) located in Falls Church, VA with 164,746 rentable square feet and a net book value of $12,286 at September 30, 2014.  The contract sales price is $16,500, excluding closing costs.  The closing of this sale is subject to conditions, including the purchaser obtaining certain zoning entitlements and is currently expected to occur in 2015.  In August 2014 a U.S. Government tenant notified us that it intends to exercise its option, pursuant to its lease, to acquire the office property (one building) it leases from us located in Riverdale, MD with 337,500 rentable square feet and a net book value of $30,847 as of September 30, 2014, after recording a $1,616 loss on asset impairment during the three months ended September 30, 2014.  The option purchase price is $31,000, excluding closing costs, and the sale is currently expected to close in the first quarter of 2015.  The closing of this sale is subject to conditions.  We can provide no assurance that the sales of these two properties will occur.  For more information about our recent and expected sales, please see Note 3 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

On July 9, 2014, we acquired 21,500,000 common shares of beneficial interest, par value $.01 per share, or SIR common shares, of Select Income REIT, or SIR, for a cash purchase price equal to $677,500, or $31.51 per share, plus $11,300, or $0.53 per share, of accrued dividends as defined in the purchase agreement, for a total of approximately $688,800, before acquisition related costs.  For more information about this transaction, see Notes 6, 9 and 10 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS (amounts in thousands, except per share amounts)

Three Months Ended September 30, 2014, Compared to Three Months Ended September 30, 2013

					Acquired Properties Results(2)
	Comparable Properties Results(1)				Three Months Ended		Consolidated Results
	Three Months Ended September 30,				September 30,		Three Months Ended September 30,
			$	%					$	%
	2014	2013	Change	Change	2014	2013	2014	2013	Change	Change

Rental income	$56,458	$55,911	$547	1.0%	$7,700	$490	$64,158	$56,401	$7,757	13.8%
Operating expenses:
Real estate taxes	6,517	6,221	296	4.8%	510	34	7,027	6,255	772	12.3%
Utility expenses	4,993	5,324	(331)	(6.2)%	334	31	5,327	5,355	(28)	(0.5)%
Other operating expenses	10,494	10,078	416	4.1%	1,191	91	11,685	10,169	1,516	14.9%
Total operating expenses	22,004	21,623	381	1.8%	2,035	156	24,039	21,779	2,260	10.4%
Net operating income(3)	$34,454	$34,288	$166	0.5%	$5,665	$334	40,119	34,622	5,497	15.9%

Other expenses:
Depreciation and amortization							17,636	14,032	3,604	25.7%
Loss on asset impairment							1,616	—	1,616	nm
Acquisition related costs							110	1,562	(1,452)	(93.0)%
General and administrative							4,329	2,941	1,388	47.2%
Total other expenses							23,691	18,535	5,156	27.8%
Operating income							16,428	16,087	341	2.1%
Interest and other income							10	10	—	—%
Interest expense (including net amortization of debt premiums and discounts and deferred financing fees of $373 and $339, respectively)							(8,845)	(4,176)	(4,669)	111.8%
Loss on early extinguishment of debt							(541)	—	(541)	nm
Loss on issuance of shares by an equity investee							(39)	—	(39)	nm
Income from continuing operations before income tax benefit (expense) and equity in earnings of investees							7,013	11,921	(4,908)	(41.2)%
Income tax benefit (expense)							(7)	36	(43)	(119.4)%
Equity in earnings of investees							4,910	64	4,846	7,571.9%
Income from continuing operations							11,916	12,021	(105)	(0.9)%
Income (loss) from discontinued operations							706	(10,055)	10,761	(107.0)%
Net income							$12,622	$1,966	$10,656	542.0%

Weighted average common shares outstanding							65,568	54,684	10,884	19.9%

Net income from continuing operations per common share							$0.18	$0.22	$(0.04)	(18.2)%
Net income (loss) from discontinued operations per common share							$0.01	$(0.18)	$0.19	(105.6)%
Net income per common share							$0.19	$0.04	$0.15	375.0%

Calculation of Funds From Operations and Normalized Funds From Operations(4)

Net income							$12,622	$1,966
Plus: Depreciation and amortization from continuing operations							17,636	14,032
Plus: Depreciation and amortization from discontinued operations							—	242
Plus: Loss on asset impairment from continuing operations							1,616	—
Plus: Loss on asset impairment from discontinued operations							—	10,142
Plus: FFO attributable to SIR investment							11,230	—
Less: Equity in earnings SIR							(4,872)	—
Less: Net gain on sale of properties from discontinued operations							(774)	—
Funds from operations							37,458	26,382
Plus: Acquisition related costs							110	1,562
Plus: Loss on early extinguishment of debt							541	—
Plus: Loss on issuance of shares by an equity investee							39	—
Plus: Normalized FFO attributable to SIR investment							12,874	—
Less: Estimated business management incentive fees(5)							—	(402)
Less: FFO attributable to SIR investment							(11,230)	—
Normalized funds from operations							$39,792	$27,542
Funds from operations per common share							$0.57	$0.48
Normalized funds from operations per common share							$0.61	$0.50

(1)

Comparable properties consist of 63 properties (79 buildings) we owned on September 30, 2014 and which we owned continuously since July 1, 2013, and exclude properties classified as discontinued operations.

(2)

Acquired properties consist of nine properties (13 buildings) we owned on September 30, 2014, and which we acquired during the period from July 1, 2013 to September 30, 2014, and exclude properties classified as discontinued operations.

(3)

We calculate net operating income, or NOI, as shown above. We define NOI as income from our rental of real estate less our property operating expenses. NOI excludes amortization of capitalized tenant improvement costs and leasing commissions. We consider NOI to be an appropriate supplemental measure to net income because it may help both investors and management to understand the operations of our properties. We use NOI to evaluate individual and company wide property level performance, and we believe that NOI provides useful information to investors regarding our results of operations because it reflects only those income and expense items that are incurred at the property level and may facilitate comparisons of our operating performance between periods and with other REITs. The calculation of NOI excludes certain components of net income in order to provide results that are more closely related to our properties’ results of operations. NOI does not represent cash generated by operating activities in accordance with GAAP and should not be considered as an alternative to net income, operating income or cash flow from operating activities, determined in accordance with GAAP, or as an indicator of our financial performance or liquidity, nor is this measure necessarily indicative of sufficient cash flow to fund all of our needs. This measure should be considered in conjunction with net income, operating income and cash flow from operating activities as presented in our Condensed Consolidated Statements of Income and Comprehensive Income and Condensed Consolidated Statements of Cash Flows. Other real estate investment trusts, or REITs, and real estate companies may calculate NOI differently than we do.

(4)

We calculate FFO and Normalized FFO as shown above. FFO is calculated on the basis defined by The National Association of Real Estate Investment Trusts, or NAREIT, which is net income, calculated in accordance with GAAP, plus real estate depreciation and amortization and the difference between FFO attributable to our equity investment in SIR and our equity in earnings of SIR but excluding impairment charges on real estate assets, carrying value adjustments of real estate assets held for sale, any gain or loss on sale of properties, as well as certain other adjustments currently not applicable to us. Our calculation of Normalized FFO differs from NAREIT's definition of FFO because we include the difference between FFO and Normalized FFO attributable to our equity investment in SIR and exclude acquisition related costs, loss on early extinguishment of debt, loss on issuance of shares by an equity investee and estimated business management incentive fees, if any. We consider FFO and Normalized FFO to be appropriate measures of operating performance for a REIT, along with net income, operating income and cash flow from operating activities. We believe that FFO and Normalized FFO provide useful information to investors because by excluding the effects of certain historical amounts, such as depreciation expense, FFO and Normalized FFO may facilitate a comparison of our operating performance between periods and with other REITs. FFO and Normalized FFO are among the factors considered by our Board of Trustees when determining the amount of distributions to our shareholders. Other factors include, but are not limited to, requirements to maintain our status as a REIT, limitations in our revolving credit facility and existing term loan agreements and public debt covenants, the availability of debt and equity capital, our expectation of our future capital requirements and operating performance, and our expected needs and availability of cash to pay our obligations. FFO and Normalized FFO do not represent cash generated by operating activities in accordance with GAAP and should not be considered as alternatives to net income, operating income or cash flow from operating activities, determined in accordance with GAAP, or as indicators of our financial performance or liquidity, nor are these measures necessarily indicative of sufficient cash flow to fund all of our needs. These measures should be considered in conjunction with net income, operating income and cash flow from operating activities as presented in our Condensed Consolidated Statements of Income and Comprehensive Income and Condensed Consolidated Statements of Cash Flows. Other REITs and real estate companies may calculate FFO and Normalized FFO differently than we do.

(5)

Amounts represent estimated incentive fees under our business management agreement payable in common shares after the end of each calendar year calculated: (i) prior to 2014 based upon increases in annual normalized funds from operations, and (ii) beginning in 2014 based on common share total return.  In calculating net income in accordance with GAAP, we recognize estimated business management incentive fee expense, if any, each quarter.  Although we recognize this expense, if any, each quarter for purposes of calculating net income, we do not include these amounts in the calculation of Normalized FFO until the fourth quarter, which is when the actual expense amount for the year is determined. Adjustments were made to prior period amounts to conform to the current period Normalized FFO calculation.

We refer to the 63 properties (79 buildings) we owned on September 30, 2014 and which we have owned continuously since July 1, 2013, excluding properties classified as discontinued operations, as comparable properties.  We refer to the nine properties (13 buildings) that we owned as of September 30, 2014, which we acquired during the period from July 1, 2013 to September 30, 2014, as acquired properties.  Our condensed consolidated statement of income for the three months ended September 30, 2014 includes the operating results of eight acquired properties (12 buildings) for the entire period and one acquired property (one building) for less than the entire period, as we acquired those eight properties (12 buildings) prior to July 1, 2014 and we acquired that one property (one building) during the three months ended September 30, 2014.  Our condensed consolidated statement of income for the three months ended September 30, 2013 includes the operating results of two acquired properties (two buildings) for less than the entire period, as those properties were purchased during that period.

References to changes in the income and expense categories below relate to the comparison of consolidated results for the three month period ended September 30, 2014, compared to the three month period ended September 30, 2013.

Rental income.  The increase in rental income reflects the effects of acquired properties and an increase in rental income for comparable properties.  Rental income increased $6,450 from properties acquired after September 30, 2013 and $760 from properties acquired during the 2013 period.  Rental income for comparable properties increased $547 due primarily to increases in occupied space. Rental income includes non-cash straight line rent adjustments totaling $1,135 in the 2014 period and $605 in the 2013 period and amortization of acquired leases and assumed lease obligations totaling ($225) in the 2014 period and ($354) in the 2013 period.

Real estate taxes. The increase in real estate taxes reflects the effects of acquired properties and an increase in real estate taxes for comparable properties. Real estate taxes increased $413 from properties acquired after September 30, 2013 and $63 from properties acquired during the 2013 period.  Real estate taxes for comparable properties increased $296 due primarily to the effect of higher tax assessments at certain of our properties in the 2014 period.

Utility expenses.  The decrease in utility expenses primarily reflects a decrease in utility expense for comparable properties, partially offset by the effects of acquired properties.  Utility expenses increased $202 from properties acquired after September 30, 2013 and $101 from properties acquired during the 2013 period.  Utility expenses at comparable properties declined $331 primarily due to lower electricity usage at certain of our properties.

Other operating expenses.  Other operating expenses consist of property management fees, salaries and benefit costs of property level personnel, repairs and maintenance expense, cleaning expense and other direct costs of operating our properties. The increase in other operating expenses reflects the effects of acquired properties and an increase in expenses for comparable properties.  Other operating expenses increased $951 from properties acquired after September 30, 2013 and $149 from properties acquired during the 2013 period.  Other operating expenses at comparable properties increased $416 primarily as a result of increases in repair and maintenance costs at certain of our properties during the 2014 period.

Depreciation and amortization.  The increase in depreciation and amortization reflects the effect of property acquisitions and improvements made to certain of our properties since July 1, 2013.  Depreciation and amortization increased $3,352 from properties acquired after September 30, 2013 and $401 from properties acquired during the 2013 period.  Depreciation and amortization at comparable properties declined $149 due primarily to certain depreciable leasing related assets becoming fully depreciated in 2013 and 2014, partially offset by improvements made to certain of our properties after July 1, 2013.

Loss on asset impairment.  Loss on asset impairment relates to the adjustment  to reduce the carrying value of a property classified as held for sale during the three months ended September 30, 2014 to estimated fair value less costs to sell.

Acquisition related costs.  Acquisition related costs in both the 2014 and 2013 periods include legal and due diligence costs incurred in connection with our property acquisition activity.

General and administrative.  General and administrative expenses consist of fees pursuant to our business management agreement with Reit Management & Research, LLC, or RMR, equity compensation expense, legal and accounting fees, Trustees’ fees and expenses, securities listing and transfer agency fees and other costs relating to our status as a publicly traded company.  The increase in general and administrative expenses primarily reflects the increase in amounts due under our business management agreement due to our property acquisitions since July 1, 2013 and an increase in audit, insurance and other administrative expenses in the 2014 period.

Interest and other income.    Interest and other income was unchanged in the 2014 period compared to the 2013 period.

Interest expense.  The increase in interest expense reflects a higher average outstanding debt balance during the 2014 period compared to the 2013 period.

Loss on early extinguishment of debt.  Loss on early extinguishment of debt relates to the write off of the unamortized financing fees related to our new $500,000 term loan that was fully repaid during the three months ended September 30, 2014.

Loss on issuance of shares by an equity investee. Loss on issuance of shares by an equity investee represents the issuance of common shares by SIR during the period July 9, 2014 to September 30, 2014 at prices below our per share carrying value.

Income tax benefit (expense). The increase in income tax expense reflects higher operating income in certain jurisdictions in the 2014 period compared to a decrease in our estimated 2013 state income tax liability during the 2013 period.

Equity in earnings of investees.  Equity in earnings of investees represents our proportionate share of earnings from our investment in Affiliates Insurance Company, or AIC, for all of the 2014 and 2013 periods and our proportionate share of earnings from our investment in SIR for the period July 9, 2014 to September 30, 2014.

Income (loss) from discontinued operations.  Income (loss) from discontinued operations reflects operating results of two properties sold during the three months ended March 31, 2013, one property sold during the three months ended March 31, 2014, one property sold during the three months ended September 30, 2014 and one property held for sale as of September 30, 2014.  Income (loss) from discontinued operations for the three months ended September 30, 2014 includes a $774 gain on sale. Income (loss) from discontinued operations for the three months ended September 30, 2013 includes a $10,142 loss on asset impairment.

Net income.  Our net income increased in the 2014 period compared to the 2013 period as a result of the changes noted above.  The percentage increase in net income per share is lower primarily as a result of higher weighted average common shares outstanding due to our issuance of common shares pursuant to a public offering in 2014.

Nine Months Ended September 30, 2014, Compared to the Nine Months Ended September 30, 2013

					Acquired Properties Results(2)
	Comparable Properties Results(1)				Nine Months Ended		Consolidated Results
	Nine Months Ended September 30,				2014		Nine Months Ended September 30,
			$	%					$	%
	2014	2013	Change	Change	2014	2013	2014	2013	Change	Change

Rental income	$169,794	$168,149	$1,645	1.0%	$16,612	$490	$186,406	$168,639	$17,767	10.5%
Operating expenses:
Real estate taxes	19,789	19,026	763	4.0%	1,216	34	21,005	19,060	1,945	10.2%
Utility expenses	14,166	13,033	1,133	8.7%	906	31	15,072	13,064	2,008	15.4%
Other operating expenses	30,871	29,197	1,674	5.7%	2,715	91	33,586	29,288	4,298	14.7%
Total operating expenses	64,826	61,256	3,570	5.8%	4,837	156	69,663	61,412	8,251	13.4%
Net operating income(3)	$104,968	$106,893	$(1,925)	(1.8)%	$11,775	$334	116,743	107,227	9,516	8.9%

Other expenses:
Depreciation and amortization							49,254	40,960	8,294	20.2%
Loss on asset impairment							1,616	—	1,616	nm
Acquisition related costs							1,290	1,701	(411)	(24.2)%
General and administrative							11,537	9,350	2,187	23.4%
Total other expenses							63,697	52,011	11,686	22.5%
Operating income							53,046	55,216	(2,170)	(3.9)%
Interest and other income							68	20	48	240.0%
Interest expense (including net amortization of debt premiums and discounts and deferred financing fees of $926 and $1,002, respectively)							(18,530)	(12,388)	(6,142)	49.6%
Loss on early extinguishment of debt							(541)	—	(541)	nm %
Loss on issuance of shares by an equity investee							(39)	—	(39)	nm %
Income from continuing operations before income tax expense, and equity in earnings of investees							34,004	42,848	(8,844)	(20.6)%
Income tax expense							(130)	(50)	(80)	160.0%
Equity in earnings of investees							4,931	219	4,712	2,151.6%
Net income from continuing operations							38,805	43,017	(4,212)	(9.8)%
Income (loss) from discontinued operations							3,615	(1,121)	4,736	(422.5)%
Net income							$42,420	$41,896	524	1.3%

Weighted average common shares outstanding							58,385	54,666	3,719	6.8%

Net income from continuing operations per common share							$0.66	$0.79	(0.13)	(16.5)%
Net income from discontinued operations per common share							0.06	(0.02)	0.08	(400.0)%
Net income per common share							$0.73	$0.77	(0.04)	(5.2)%

Calculation of Funds From Operations and Normalized Funds From Operations(4)

Net income							$42,420	$41,896
Plus: Depreciation and amortization from continuing operations							49,254	40,960
Plus: Depreciation and amortization from discontinued operations							—	1,026
Plus: Loss on asset impairment from continuing operations							1,616	—
Plus: Loss on asset impairment from discontinued operations							—	10,142
Plus: FFO attributable to SIR investment							11,230	—
Less: Equity in earnings SIR							(4,872)	—
Less: Increase in carrying value of asset held for sale							(2,344)	—
Less: Net gain on sale of properties from discontinued operations							(774)	(8,168)
Funds from operations							96,530	85,856
Plus: Acquisition related costs							1,290	1,701
Plus: Loss on early extinguishment of debt							541	—
Plus: Loss on issuance of shares by an equity investee							39	—
Plus: Normalized FFO attributable to SIR investment							12,874	—
Plus: Estimated business management incentive fees(5)							—	30
Less: FFO attributable to SIR investment							(11,230)	—
Normalized funds from operations							$100,044	$87,587

Funds from operations per common share							$1.65	$1.57
Normalized funds from operations per common share							$1.71	$1.60

(1)

Comparable properties consist of 63 properties (79 buildings) we owned on September 30, 2014 and which we owned continuously since January 1, 2013 and exclude properties classified as discontinued operations.

(2)	Acquired properties consist of nine properties (13 buildings) we owned on September 30, 2014, and which we acquired during the period from January 1, 2013 to September 30, 2014.

(3)	See footnote (3) on page 20 for the definition of NOI.

(4)	See footnote (4) on page 21 for the definition of FFO and Normalized FFO.

(5)	See footnote (5) on page 21 for a description of estimated business management incentive fees.

We refer to the 63 properties (79 buildings) we owned on September 30, 2014 and which we have owned continuously since January 1, 2013, excluding properties classified as discontinued operations, as comparable properties.  We refer to the nine properties (13 buildings) that we owned as of September 30, 2014, which we acquired during the period from January 1, 2013 to September 30, 2014, as acquired properties.  Our condensed consolidated statement of income for the nine months ended September 30, 2014 includes the operating results of five acquired properties (eight buildings) for the entire period and four acquired properties (five buildings) for less than the entire period, as we acquired those five properties (eight buildings) prior to January 1, 2014 and we acquired those four properties (five buildings) during the nine months ended September 30, 2014.  Our condensed consolidated statement of income for the nine months ended September 30, 2013 includes the operating results of five acquired properties (eight buildings) for less than the entire period, as those properties were purchased during that period.

References to changes in the income and expense categories below relate to the comparison of consolidated results for the nine month period ended September 30, 2014, compared to the nine month period ended September 30, 2013.

Rental income.  The increase in rental income reflects the effects of acquired properties and an increase in rental income for comparable properties.  Rental income for acquired properties increased $12,860 from properties acquired after September 30, 2013 and $3,262 from properties acquired during the 2013 period. Rental income for comparable properties increased $1,645 primarily due to increases in occupied space. Rental income includes non-cash straight line rent adjustments totaling $3,378 in the 2014 period and $1,952 in the 2013 period and amortization of acquired leases and assumed lease obligations totaling ($630) in the 2014 period and ($900) in the 2013 period.

Real estate taxes. The increase in real estate taxes reflects the effects of acquired properties and an increase in real estate taxes for comparable properties. Real estate taxes for acquired properties increased $926 from properties acquired after September 30, 2013 and $256 from properties acquired during the 2013 period.  Real estate taxes for comparable properties increased $763 due to the effect of higher tax assessments at certain of our properties.

Utility expenses.  The increase in utility expenses reflects the effects of acquired properties and an increase in utility expenses for comparable properties.  Utility expenses for acquired properties increased $460 from properties acquired after September 30, 2013 and $415 from properties acquired during the 2013 period.  Utility expenses at comparable properties increased $1,133 primarily due to colder than normal temperatures experienced in certain parts of the United States during the 2014 period.

Other operating expenses.  The increase in other operating expenses reflects the effects of acquired properties and an increase in expenses for comparable properties.  Other operating expenses for acquired properties increased $1,956 from properties acquired after September 30, 2013 and $668 from properties acquired during the 2013 period.  Other operating expenses at comparable properties increased $1,674 primarily as a result of increases in snow removal costs, insurance expense and repair and maintenance costs at certain of our properties during the 2014 period.

Depreciation and amortization.  The increase in depreciation and amortization reflects the effect of property acquisitions and improvements made to certain of our properties since January 1, 2013.  Depreciation and amortization increased $6,198 from properties acquired after September 30, 2013 and $1,606 from properties acquired during the 2013 period.  Depreciation and amortization at comparable properties increased $490 due primarily to improvements made to certain of our properties after January 1, 2013, partially offset by certain depreciable leasing related assets becoming fully depreciated in 2013 and 2014.

Loss on asset impairment.  Loss on asset impairment relates to the adjustment to reduce the carrying value of a property classified as held for sale during the three months ended September 30, 2014 to estimated fair value less costs to sell.

Acquisition related costs.  Acquisition related costs in both the 2014 and 2013 periods include legal and due diligence costs incurred in connection with our property acquisition activity.

General and administrative. The increase in general and administrative expenses primarily reflects the increase in amounts due under our business management agreement due to our property acquisitions since January 1, 2013 and an increase in audit, insurance and other administrative expenses in the 2014 period.

Interest and other income.  The increase in interest and other income is primarily the result of a larger amount of investable cash in the 2014 period compared to the 2013 period.

Interest expense.  The increase in interest expense reflects a higher average outstanding debt balance during the 2014 period compared to the 2013 period.

Loss on early extinguishment of debt.  Loss on early extinguishment of debt relates to the write off of unamortized financing fees related to our new $500,000 term loan that was fully repaid during the three months ended September 30, 2014.

Loss on issuance of shares by an equity investee. Loss on issuance of shares by an equity investee represents the issuance of common shares by SIR during the period July 9, 2014 to September 30, 2014 at prices below our per share carrying value.

Equity in earnings of investees.  Equity in earnings of investees represents our proportionate share of earnings from our investment in AIC for all of the 2014 and 2013 periods and our proportionate share of earnings from our investment in SIR for the period July 9, 2014 to September 30, 2014.

Income tax expense.  The increase in income tax expense reflects higher operating income in certain jurisdictions in the 2014 period that is subject to state income taxes.

Income (loss) from discontinued operations.  Income (loss) from discontinued operations reflects operating results of two properties sold during the three months ended March 31, 2013, one property sold during the three months ended March 31, 2014, one property sold during the three months ended September 30, 2014 and one property held for sale as of September 30, 2014.  Income (loss) from discontinued operations includes a $2,344 increase in the carrying value of one property sold and a gain of $774 from the sale of one property in the 2014 period, and a $10,142 write down to estimated fair value for two of the three properties we classified as discontinued operations as of September 30, 2013 and a net gain of $8,168 realized from the sale of two properties in the 2013 period.

Net income.  Our net income increased modestly in the 2014 period compared to the 2013 period.  On a per share basis, net income decreased as a result of higher weighted average common shares outstanding due to our issuance of common shares pursuant to a public offering in 2014.

LIQUIDITY AND CAPITAL RESOURCES

Our Operating Liquidity and Resources (dollar amounts in thousands)

Our principal source of funds to meet operating expenses and pay distributions on our common shares is the operating cash flow we generate from our rental income from our properties and the distributions we expect to receive from our investment in SIR. We believe that our operating cash flow will be sufficient to pay our operating expenses, debt service and distributions on our common shares for the next 12 months and the foreseeable future thereafter. Our future cash flows from operating activities will depend primarily upon our ability to:

•	maintain or increase the occupancy of, and the rental rates at, our properties;

•	control operating cost increases at our properties;

•	purchase additional properties which produce cash flows from operations in excess of our cost of acquisition capital; and

•	receive distributions from our investment in SIR.

We generally do not intend to purchase “turn around” properties, or properties which do not generate positive cash flows. Our future purchases of properties which generate positive cash flow cannot be accurately projected because such purchases depend upon available opportunities which come to our attention and upon our ability to successfully acquire and operate such properties.

Our changes in cash flows for the nine months ended September 30, 2014 compared to the same period in 2013 were as follows: (i) cash provided by operating activities increased from $82,341 in 2013 to $92,041 in 2014; (ii) cash used in investing activities increased from $32,453 in 2013 to $741,849 in 2014; and (iii) cash flows from financing activities changed from $52,446 of cash used in financing activities in 2013 to $647,073 of cash provided by financing activities in 2014.

Cash provided by operating activities for the nine month period ended September 30, 2014 as compared to the corresponding prior year period primarily reflects distributions received from our investment in SIR and an increase in cash provided by changes in our working capital accounts in the 2014 period.  The change in cash used in investing activities for the nine month period ended September 30, 2014 as compared to the corresponding prior year period was due primarily to our acquisition of 21.5 million SIR common shares and the acquisition of four properties in the 2014 period compared to the acquisition of two properties in the 2013 period.  The change in cash provided by (used in) financing activities for the nine month period ended September 30, 2014 as compared to the corresponding prior year period was due primarily to higher net borrowings, a common equity offering and an unsecured senior debt issuance during the 2014 period.

Our Investment and Financing Liquidity and Resources (dollar amounts in thousands, except per share and per square foot amounts)

In order to fund acquisitions and to meet cash needs that may result from timing differences between our receipt of rents and our desire or need to make distributions or pay operating or capital expenses, we maintain a $550,000 unsecured revolving credit facility with a group of lenders. The maturity date of our revolving credit facility is October 19, 2015 and, subject to the payment of an extension fee and meeting certain other conditions, includes an option for us to extend the stated maturity date of our revolving credit facility by one year to October 19, 2016. In addition, our revolving credit facility includes a feature under which maximum borrowings may be increased to up to $1,100,000 in certain circumstances. Borrowings under our revolving credit facility bear interest at a rate of LIBOR plus a premium, which was 150 basis points as of September 30, 2014. We also pay a facility fee of 35 basis points per annum on the total amount of lending commitments under our revolving credit facility. Both the interest rate premium and the facility fee are subject to adjustment based upon changes to our credit ratings. We can borrow, repay and reborrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity. As of September 30, 2014, the interest rate payable on borrowings under our revolving credit facility was 1.7%. As of September 30, 2014, we had $184,500 outstanding and $365,500 available to borrow under our revolving credit facility.

We also have a $350,000 unsecured term loan, or our existing term loan, which matures on January 11, 2017 and is prepayable without penalty at any time. In addition, our existing term loan includes a feature under which maximum borrowings may be increased up to $700,000 in certain circumstances. The amount outstanding under our existing term loan bears interest at LIBOR plus a premium, which was 175 basis points as of September 30, 2014. The interest rate premium is subject to adjustment based upon changes to our credit ratings. As of September 30, 2014, the interest rate for the amount outstanding under our existing term loan was 1.9%.

On July 9, 2014, we entered into a new $500,000 unsecured term loan, or our new term loan, which was scheduled to mature on July 8, 2015 and was prepayable without penalty at any time.  The amount outstanding under our new term loan bore interest at LIBOR plus a premium, which was 175 basis points as of July 9, 2014. The interest rate premium was subject to adjustment based upon changes to our credit ratings. We used the net proceeds of our new term loan to fund a portion of the purchase price of the SIR shares we acquired on July 9, 2014.  On July 29, 2014, we sold 15,525,000 of our common shares in a public offering at a price of $23.50 per share for net proceeds of approximately $349,789, after deducting the underwriting discount and other offering expenses.  On August 18, 2014, we issued $350,000 of 3.75% unsecured senior notes due August 15, 2019, for net proceeds of approximately $344,293 after deducting the underwriting discount and other offering expenses.  The net proceeds from these offerings were used to fully repay amounts outstanding under our new term loan and to reduce amounts outstanding under our revolving credit facility.

We are currently in discussions with our lenders regarding possibly increasing the size of, as well as amending and extending the terms of, our $550,000 revolving credit facility and $350,000 existing term loan.  These discussions with lenders are ongoing and there is no guarantee that there will be any changes to our revolving credit facility and existing term loan in the future.

We currently expect to use cash balances, borrowings under our revolving credit facility, net proceeds from our property sales, distributions received from our investment in SIR and net proceeds from offerings of equity or debt securities to fund our future operations, capital expenditures, distributions to our shareholders and any future property acquisitions. We also have in the past assumed mortgage debt in connection with our acquisitions and we may do so in the future. When significant amounts are outstanding under our revolving credit facility or the maturity date of our revolving credit facility or our other debts approach, we intend to explore alternatives for repaying or refinancing such amounts. Such alternatives may include incurring additional term debt, issuing new equity securities, extending the maturity date of our revolving credit facility and entering into a new revolving credit facility. Although we cannot provide assurance that we will be successful in consummating any particular type of financing, we believe that we will have access to financing, such as debt and equity offerings, to fund future acquisitions and capital expenditures and to pay our obligations. We currently have an effective shelf registration statement that allows us to issue public securities on an expedited basis, but it does not assure that there will be buyers for such securities.

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

On February 21, 2014, we paid a distribution to common shareholders of $0.43 per share, or approximately $23,530.  On May 21, 2014, we paid a distribution to common shareholders of $0.43 per share, or approximately $23,535.  On August 22, 2014, we paid a distribution to common shareholders of $0.43 per share, or approximately $23,544. We funded these distributions using cash on hand and borrowings under our revolving credit facility. On October 13, 2014, we declared a distribution payable to common shareholders of record on October 24, 2014 of $0.43 per share, or approximately $30,247. We expect to pay this distribution on or about November 20, 2014 using cash on hand and borrowings under our revolving credit facility.

During the three and nine months ended September 30, 2014, changes in rentable square feet leased and available for lease at our properties, excluding properties classified as discontinued operations, were as follows:

	Three Months Ended September 30, 2014			Nine Months Ended September 30, 2014
		Available			Available
	Leased	for Lease	Total	Leased	for Lease	Total
Beginning of period	10,475,556	494,444	10,970,000	9,779,371	537,245	10,316,616
Changes resulting from:
Acquisition of properties	66,743	—	66,743	720,783	9,410	730,193
Lease expirations	(177,961)	177,961	—	(402,612)	402,612	—
Lease renewals	133,583	(133,583)	—	347,457	(347,457)	—
New leases	34,129	(34,129)	—	87,051	(87,051)	—
Remeasurements(1)	—	—	—	—	(10,066)	(10,066)
End of period	10,532,050	504,693	11,036,743	10,532,050	504,693	11,036,743

(1)	Square feet measurements are subject to modest changes when space is re-measured or re-configured for tenants.

Leases at our properties, excluding properties classified as discontinued operations, totaling 177,961 and 402,612 rentable square feet, respectively, expired during the three and nine months ended September 30, 2014.  During the three and nine months ended September 30, 2014 we entered into leases totaling 167,712 and 434,508 rentable square feet, respectively, which includes lease renewals of 133,583 and 347,457 rentable square feet, respectively. The weighted (by rentable square feet) average rental rates for leases of 140,275 and 316,506 rentable square feet, respectively, entered into with government tenants during the three and nine months ended September 30, 2014 increased by 7.8% and 17.9%, respectively, when compared to the weighted (by rentable square feet) average prior rents for the same space. The weighted (by rentable square feet) average rental rates for leases of 27,437 and 118,002 rentable square feet, respectively, entered into with non-government tenants during the three and nine months ended September 30, 2014 decreased by 31.4% and 17.7%, respectively, when compared to the weighted (by rentable square feet) average rental rates previously charged for the same space or, in the case of space acquired vacant, market rental rates for similar space in the building at the date of acquisition.

During the three and nine months ended September 30, 2014, changes in effective rental rates per square foot achieved for new leases and lease renewals that commenced during the three and nine months ended September 30, 2014, when compared to prior effective rental rates per square foot in effect for the same space (and excluding space acquired vacant) were as follows:

	Three Months Ended September 30, 2014			Nine Months Ended September 30, 2014
	Old Effective	New Effective		Old Effective	New Effective
	Rent Per	Rent Per	Rentable	Rent Per	Rent Per	Rentable
	Square Foot(1)	Square Foot(1)	Square Feet	Square Foot(1)	Square Foot(1)	Square Feet
New leases	$29.00	$18.04	8,472	$24.10	$18.85	172,621
Lease renewals	$20.43	$17.76	179,465	$20.07	$20.10	336,095
Total leasing activity	$20.81	$17.78	187,937	$21.44	$19.68	508,176

(1)

Effective rental rate includes contractual base rents from our tenants pursuant to our lease agreements, plus straight line rent adjustments and estimated expense reimbursements to be paid to us, and excluding lease value amortization.

During the three and nine months ended September 30, 2014, commitments made for expenditures, such as tenant improvements and leasing costs, in connection with leasing space at our properties were as follows:

	Government	Non-Government
Three Months Ended September 30, 2014	Leases	Leases	Total
Rentable square feet leased during the period	140,275	27,437	167,712
Tenant leasing costs and concession commitments(1)	$754	$1,305	$2,059
Tenant leasing costs and concession commitments per rentable square foot(1)	$5.37	$47.58	$12.28
Weighted (by square feet) average lease term (years)	5.2	7.7	5.6
Total leasing costs and concession commitments per rentable square foot per year(1)	$1.04	$6.15	$2.20

Nine Months Ended September 30, 2014
Rentable square feet leased during the period	316,506	118,002	434,508
Tenant leasing costs and concession commitments(1)	$5,078	$3,975	$9,053
Tenant leasing costs and concession commitments per rentable square foot(1)	$16.04	$33.69	$20.83
Weighted (by square feet) average lease term (years)	5.1	6.2	5.4
Total leasing costs and concession commitments per rentable square foot per year(1)	$3.16	$5.42	$3.87

(1)	Includes commitments made for leasing expenditures and concessions, such as tenant improvements, leasing commissions, tenant reimbursements and free rent.

During the three and nine months ended September 30, 2014 and 2013, amounts capitalized at our properties, excluding properties classified as discontinued operations, for tenant improvements, leasing costs, building improvements and development and redevelopment activities were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Tenant improvements(1)	$1,861	$3,783	$5,386	$6,182
Leasing costs(2)	$437	$891	$1,439	$3,016
Building improvements(3)	$2,788	$1,812	$5,783	$3,743
Development, redevelopment and other activities(4)	$168	$4,503	$1,169	$5,629

(1)	Tenant improvements include capital expenditures used to improve tenants’ space or amounts paid directly to tenants to improve their space.
(2)	Leasing costs include leasing related costs, such as brokerage commissions and other tenant inducements.
(3)	Building improvements generally include expenditures to replace obsolete building components and expenditures that extend the useful life of existing assets.
(4)

Development, redevelopment and other activities generally include (i) major capital expenditures that are identified at the time of a property acquisition and incurred within a short time period after acquiring the property, and (ii) major capital expenditure projects that reposition a property or result in new sources of revenue.

As of September 30, 2014, we have estimated unspent leasing related obligations of $9,350.

Off Balance Sheet Arrangements

As of September 30, 2014, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Debt Covenants (dollars in thousands)

Our principal debt obligations at September 30, 2014 were outstanding borrowings under our $550,000 revolving credit facility, our $350,000 existing term loan, $350,000 of publicly issued unsecured senior notes and six secured mortgage loans assumed in connection with certain of our acquisitions. On July 9, 2014, we entered into our new $500,000 term loan, which was fully repaid as of September 30, 2014.  Our publicly issued unsecured senior notes are governed by an indenture. This indenture and related supplement and our revolving credit facility agreement and our existing term loan agreement contain a number of financial ratio covenants which generally restrict our ability to incur debts, including debts secured by mortgages on our properties, in excess of calculated amounts, require us to maintain a minimum net worth, restrict our ability to make distributions under certain circumstances and require us to maintain various financial ratios.  Our revolving credit facility agreement and our existing term loan agreement provide for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, such as a change of control of us, which includes RMR ceasing to act as our business manager and property manager. Our mortgage loans are non-recourse, subject to certain limited exceptions, and do not contain any material financial covenants. We believe we were in compliance with the terms and conditions of our respective covenants under our indenture and its supplement, our revolving credit facility agreement and our existing term loan agreement at September 30, 2014.

Neither our indenture and its supplement, nor our revolving credit facility agreement or our existing term loan agreement, contain provisions for acceleration which could be triggered by our debt ratings. However, under our revolving credit facility agreement and our existing term loan agreement, our highest senior unsecured debt rating is used to determine the fees and interest rates we pay. Accordingly, if that debt rating is downgraded by certain credit rating agencies, our interest expense and related costs under our revolving credit facility and existing term loan would increase.

Our revolving credit facility agreement and our existing term loan agreement and our public debt indenture and its supplement contain cross default provisions, which are generally triggered upon default of any of our other debts of at least $25,000 or more that are recourse debts and to any other debts of $50,000 or more.

Related Person Transactions (dollars in thousands)

We have relationships and historical and continuing transactions with our Trustees, our executive officers, RMR, SIR, AIC and other companies to which RMR provides management services and others affiliated with them. For example, we have no employees and personnel and various services we require to operate our business are provided to us by RMR pursuant to management agreements; and RMR is owned by our Managing Trustees. Also, as a further example, we have relationships with other companies to which RMR provides management services and which have trustees, directors and officers who are also trustees, directors or officers of us or RMR, including: we are the largest shareholder of SIR, owning at September 30, 2014 approximately 35.9% of the issued and outstanding SIR common shares; we have agreed to vote our SIR common shares in favor of the issuance of SIR common shares in the proposed merger of CCIT with and into SIR Merger Sub; we, RMR and five other companies to which RMR provides management services each currently owns approximately 14.3% of AIC; and we and the other shareholders of AIC have property insurance in place providing $500,000 of coverage pursuant to an insurance program arranged by AIC and with respect to which AIC is a reinsurer of certain coverage amounts. For further information about these and other such relationships and related person transactions, please see Note 9 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference. In addition, for more information about these transactions and relationships, please see elsewhere in this Quarterly Report on Form 10-Q, including “Warning Concerning Forward Looking Statements” in Part I, and our Annual Report, our definitive Proxy Statement for our 2014 Annual Meeting of Shareholders, or our Proxy Statement, our Current Reports on Form 8-K dated May 9, 2014 and August 30, 2014, and our other filings with the Securities and Exchange Commission, or SEC, including Note 5 to our Consolidated Financial Statements included in our Annual Report, the sections captioned “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of

Operations—Related Person Transactions” and “Warning Concerning Forward Looking Statements” of our Annual Report and the section captioned “Related Person Transactions” and the information regarding our Trustees and executive officers in our Proxy Statement. In addition, please see the section captioned “Risk Factors” of our Annual Report for a description of risks that may arise from these transactions and relationships. Our filings with the SEC, including our Annual Report and our Proxy Statement, are available at the SEC’s website at www.sec.gov. Copies of certain of our agreements with these related parties, including our business management agreement and property management agreement with RMR, the voting agreements with CCIT and ARCP and our shareholders agreement with AIC and its shareholders, are publicly available as exhibits to our public filings with the SEC and accessible at the SEC’s website.

 We believe that our agreements with RMR and AIC are on commercially reasonable terms. We also believe that our relationships with RMR, SIR and AIC and their affiliated and related persons and entities benefit us and, in fact, provide us with competitive advantages in operating and growing our business.

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

At September 30, 2014, our outstanding fixed rate debt consisted of the following:

		Annual	Annual		Interest
	Principal	Interest	Interest		Payments
Debt	Balance(1)	Rate(1)	Expense(1)	Maturity	Due
Senior notes	$350,000	3.75%	$13,307	2019	Semi-annually
Mortgage	83,000	5.55%	4,670	2016	Monthly
Mortgage	47,428	5.73%	2,755	2015	Monthly
Mortgage	23,915	6.21%	1,506	2016	Monthly
Mortgage	14,426	5.88%	860	2019	Monthly
Mortgage	9,012	7.00%	631	2021	Monthly
Mortgage	7,152	8.15%	582	2021	Monthly
	$534,933		$24,311

(1)

The principal balances and interest rates are the amounts determined pursuant to the contracts. In accordance with GAAP, our carrying values and recorded interest expense may differ from these amounts because of market conditions at the time we issued or assumed these debts.  For more information, see Notes 6 and 7 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Our senior notes require semi-annual interest payments through maturity. Our mortgages require principal and interest payments through maturity pursuant to amortization schedules. Because these debts bear interest at a fixed rate, changes in market interest rates during the term of these debts will not affect our interest obligations. If these debts were refinanced at interest rates which are 100 basis points higher or lower than shown above, our per annum interest cost would increase or decrease, respectively, by approximately $5,421.

Changes in market interest rates would affect the fair value of our fixed rate debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt. Based on the balances outstanding at September 30, 2014, and discounted cash flow analysis through the respective maturity dates, and assuming no other changes in factors that may affect the fair value of our fixed rate debt obligations, a hypothetical immediate 100 basis point increase in interest rates would decrease the fair value of those obligations by approximately $13,716 and a hypothetical immediate 100 basis point decrease in interest rates would increase the fair value of those obligations by approximately $23,976.

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

At September 30, 2014, our floating rate debt consisted of $184,500 outstanding under our $550,000 unsecured revolving credit facility and our existing $350,000 unsecured term loan. On July 9, 2014, we entered into our new $500,000 unsecured term loan which was fully repaid as of September 30, 2014. Our revolving credit facility matures in October 2015, and subject to our meeting certain conditions, including our payment of an extension fee, we have the option to extend the stated maturity by one year to October 2016. No principal repayments are required under our revolving credit facility or our existing term loan prior to maturity, and repayments under our revolving credit facility may be made, and redrawn subject to conditions, at any time without penalty. Our existing $350,000 term loan matures on January 11, 2017.  Amounts outstanding under our existing $350,000 term loan may be repaid at any time, but after they are repaid amounts may not be redrawn.  Borrowings under our revolving credit facility and our existing term loan are in U.S. dollars and bear interest at a rate of LIBOR plus premiums that are subject to adjustment based upon changes to our credit ratings. Accordingly, we are vulnerable to changes in U.S. dollar based short term rates, specifically LIBOR. In addition, upon renewal or refinancing of our revolving credit facility or our existing term loan, we are vulnerable to increases in interest rate premiums due to market conditions or our perceived credit characteristics. Generally, a change in interest rates would not affect the value of our floating rate debt but would affect our operating results.

The following table presents the impact a 100 basis point increase in interest rates would have on our annual floating rate interest expense as of September 30, 2014:

	Impact of Changes in Interest Rates
		Outstanding	Total Interest	Annual Earnings
	Interest Rate(1)	Debt	Expense Per Year	Per Share Impact(2)

At September 30, 2014	1.82%	$534,500	$9,863	$0.17
100 bps increase	2.82%	$534,500	$15,282	$0.26

(1)

Weighted based on the respective interest rates and outstanding borrowings under our revolving credit facility and our existing term loan as of September 30, 2014.  This table does not include our new term loan.

(2)	Based on the weighted average shares outstanding for the nine months ended September 30, 2014.

The following table presents the impact a 100 basis point increase in interest rates would have on our annual floating rate interest expense as of September 30, 2014 if we were fully drawn on our revolving credit facility and our existing term loan remained outstanding:

	Impact of Changes in Interest Rates
		Outstanding	Total Interest	Annual Earnings
	Interest Rate(1)	Debt	Expense Per Year	Per Share Impact(2)

At September 30, 2014	1.75%	$900,000	$15,969	$0.27
100 bps increase	2.75%	$900,000	$25,094	$0.43

(1)

Weighted based on the respective interest rates and outstanding borrowings under our revolving credit facility (assuming fully drawn) and our existing term loan as of September 30, 2014.  This table does not include our new term loan.

(2)	Based on the weighted average shares outstanding for the nine months ended September 30, 2014.

The foregoing tables show the impact of an immediate change in floating interest rates as of September 30, 2014. If interest rates were to change gradually over time, the impact would be spread over time. Our exposure to fluctuations in floating interest rates will increase or decrease in the future with increases or decreases in the outstanding amount under our revolving credit facility, our existing term loan or other floating rate debt.

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

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•

THIS QUARTERLY REPORT ON FORM 10-Q STATES THAT WE HAVE ONE PROPERTY CLASSIFIED IN DISCONTINUED OPERATIONS AS HELD FOR SALE AS OF SEPTEMBER 30, 2014 AND THAT THE NET BOOK VALUE OF THIS PROPERTY TOTALED $12.3 MILLION. AN IMPLICATION OF THIS STATEMENT MAY BE THAT WE WILL SELL THIS PROPERTY FOR AT LEAST $12.3 MILLION. HOWEVER, WE MAY NOT BE ABLE TO SELL THIS PROPERTY OR WE MAY SELL THIS PROPERTY AT AN AMOUNT THAT IS LESS THAN ITS CURRENT NET BOOK VALUE,

•

THIS QUARTERLY REPORT ON FORM 10-Q STATES THAT A TENANT HAS NOTIFIED US THAT IT INTENDS TO EXERCISE ITS OPTION, PURSUANT TO ITS LEASE, TO ACQUIRE THE PROPERTY IT LEASES FROM US.  THIS TRANSACTION IS SUBJECT TO CLOSING CONDITIONS AND THESE CONDITIONS MAY NOT BE MET.  AS A RESULT, THIS TRANSACTION MAY NOT OCCUR, MAY BE DELAYED OR ITS TERMS MAY CHANGE,

•	THIS QUARTERLY REPORT ON FORM 10-Q STATES THAT WE ARE CURRENTLY IN DISCUSSIONS WITH LENDERS REGARDING POSSIBLY INCREASING THE SIZE OF AS WELL 33

AS AMENDING AND EXTENDING THE TERMS OF OUR REVOLVING CREDIT FACILITY AND EXISTING TERM LOAN.  HOWEVER, THERE MAY BE NO CHANGES TO THE SIZE OF OR TERMS OF OUR REVOLVING CREDIT FACILITY AND EXISTING TERM LOAN IN THE FUTURE,

•

OUR ABILITY TO MAKE FUTURE DISTRIBUTIONS DEPENDS UPON A NUMBER OF FACTORS, INCLUDING OUR FUTURE EARNINGS, THE CAPITAL COSTS WE INCUR TO LEASE OUR PROPERTIES AND OUR RECEIPT OF DISTRIBUTIONS FROM SIR UNLESS AND UNTIL WE SELL OUR SIR SHARES; HOWEVER, WE MAY BE UNABLE TO MAINTAIN OUR CURRENT RATE OF DISTRIBUTIONS, AND FUTURE DISTRIBUTIONS MAY BE SUSPENDED,

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

•

WE MAY BE UNABLE TO SELL OUR SIR SHARES FOR AN AMOUNT EQUAL TO OUR CARRYING VALUE OF THOSE SHARES AND ANY SUCH SALE MAY BE AT A DISCOUNT TO MARKET PRICE BECAUSE OF THE LARGE SIZE OF OUR SIR HOLDINGS OR OTHERWISE, AND

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

Part II.   Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On July 8,  August 7 and September 8, 2014 we issued 3,370, 3,629 and 3,786 of our common shares, respectively, to RMR in payment of a portion of the management fee due to RMR pursuant to our business management agreement with RMR. We issued these shares pursuant to an exemption from registration contained in Section 4(a)(2) of the Securities Act.

Item 6.Exhibits

3.1	Composite Copy of Amended and Restated Declaration of Trust, dated September 8, 2009, as amended to date. (Incorporated by reference to the Company’s Current Report on Form 8-K dated July 28, 2014.)

3.2	Amended and Restated Bylaws of the Company adopted March 27, 2014. (Incorporated by reference to the Company’s Current Report on Form 8-K dated March 27, 2014.)

4.1	Form of Common Share Certificate. (Incorporated by reference to Amendment No. 2 to the Company’s Registration Statement on Form S-11/A, File No. 333-157455.)

4.2	Indenture, dated as of August 18, 2014, between the Company and U.S. Bank National Association. (Incorporated by reference to the Company’s Current Report on Form 8-K dated August 18, 2014.)

4.3

Supplemental Indenture No. 1, dated as of August 18, 2014, between the Company and U.S. Bank National Association, relating to the Company’s 3.75% Senior Notes due 2019, including form thereof. (Incorporated by reference to the Company’s Current Report on Form 8-K dated August 18, 2014.)

10.1

Voting and Standstill Agreement, dated as of August 30, 2014, among Cole Corporate Income Trust, Inc., the Company and American Realty Capital Properties, Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K dated August 30, 2014.)

12.1	Computation of Ratio of Earnings to Fixed Charges. (Filed herewith.)

31.1	Rule 13a-14(a) Certification. (Filed herewith.)

31.2	Rule 13a-14(a) Certification. (Filed herewith.)

31.3	Rule 13a-14(a) Certification. (Filed herewith.)

31.4	Rule 13a-14(a) Certification. (Filed herewith.)

32.1	Section 1350 Certification. (Furnished herewith.)

101.1

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income and Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements, tagged as blocks of text and in detail. (Filed herewith.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOVERNMENT PROPERTIES INCOME TRUST

By:	/s/ David M. Blackman
David M. Blackman President and Chief Operating Officer Dated: October 30, 2014

By:	/s/ Mark L. Kleifges
Mark L. Kleifges Treasurer and Chief Financial Officer (principal financial and accounting officer) Dated: October 30, 2014