Form 10-K
period 2014-12-31
Government Properties Income Trust
filed 2015-02-20
CIK 1456772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-34364

GOVERNMENT PROPERTIES INCOME TRUST

(Exact Name of Registrant as Specified in Its Charter)

Maryland (State of Organization)	26-4273474 (IRS Employer Identification No.)

Two Newton Place, 255 Washington Street, Suite 300, Newton, MA 02458-1634

(Address of Principal Executive Offices)                                                       (Zip Code)

Registrant’s Telephone Number, Including Area Code 617-219-1440

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the voting common shares of beneficial ownership, $.01 par value, or common shares, of the registrant held by non‑affiliates was approximately $1.4 billion based on the $25.39 closing price per common share on the New York Stock Exchange on June 30, 2014. For purposes of this calculation, an aggregate of 197,099 common shares held directly by, or by affiliates of, the trustees and the officers of the registrant have been included in the number of common shares held by affiliates.

Number of the registrant’s common shares outstanding as of February 17, 2015: 70,356,976.

References in this Annual Report on Form 10‑K to the “Company,” “GOV,” “we,” “us” or “our” mean Government Properties Income Trust and its consolidated subsidiaries, unless the context indicates otherwise.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10‑K is incorporated by reference to our definitive Proxy Statement for the 2015 Annual Meeting of Shareholders, or our definitive Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 2014.

WARNING CONCERNING FORWARD LOOKING STATEMENTS

THIS ANNUAL REPORT ON FORM 10‑K CONTAINS STATEMENTS THAT CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER SECURITIES LAWS. ALSO, WHENEVER WE USE WORDS SUCH AS “BELIEVE”, “EXPECT”, “ANTICIPATE”, “INTEND”, “PLAN”, “ESTIMATE” OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS. THESE FORWARD LOOKING STATEMENTS ARE BASED UPON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, BUT FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR. FORWARD LOOKING STATEMENTS IN THIS REPORT RELATE TO VARIOUS ASPECTS OF OUR BUSINESS, INCLUDING:

•	OUR ACQUISITIONS AND SALES OF PROPERTIES,

•	OUR ABILITY TO COMPETE FOR ACQUISITIONS AND TENANCIES EFFECTIVELY,

•	THE CREDIT QUALITIES OF OUR TENANTS,

•

THE LIKELIHOOD THAT OUR TENANTS WILL PAY RENT, RENEW LEASES, ENTER INTO NEW LEASES, NOT EXERCISE EARLY TERMINATION OPTIONS PURSUANT TO THEIR LEASES OR BE AFFECTED BY CYCLICAL ECONOMIC CONDITIONS OR GOVERNMENT BUDGET CONSTRAINTS,

•	OUR ABILITY TO PAY DISTRIBUTIONS TO OUR SHAREHOLDERS AND THE AMOUNT OF SUCH DISTRIBUTIONS,

•	OUR EXPECTATION THAT WE WILL BENEFIT FINANCIALLY FROM OUR OWNERSHIP INTEREST IN SELECT INCOME REIT, OR SIR,

•	OUR POLICIES AND PLANS REGARDING INVESTMENTS AND FINANCINGS,

•	THE FUTURE AVAILABILITY OF BORROWINGS UNDER OUR REVOLVING CREDIT FACILITY,

•	OUR EXPECTATION THAT THERE WILL BE OPPORTUNITIES FOR US TO ACQUIRE, AND THAT WE WILL ACQUIRE, ADDITIONAL PROPERTIES THAT ARE MAJORITY LEASED TO GOVERNMENT TENANTS,

•	OUR EXPECTATIONS REGARDING DEMAND FOR LEASED SPACE BY THE U.S. GOVERNMENT AND STATE AND LOCAL GOVERNMENTS,

•	OUR ABILITY TO RAISE EQUITY OR DEBT CAPITAL,

•	OUR ABILITY TO PAY INTEREST ON AND PRINCIPAL OF OUR DEBT,

•	OUR TAX STATUS AS A REAL ESTATE INVESTMENT TRUST, OR REIT,

•

OUR EXPECTATION THAT WE WILL BENEFIT FINANCIALLY BY PARTICIPATING IN AFFILIATES INSURANCE COMPANY, OR AIC, WITH REIT MANAGEMENT & RESEARCH LLC, OR RMR, AND COMPANIES TO WHICH RMR PROVIDES MANAGEMENT SERVICES, AND

•	OTHER MATTERS.

i

OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY OUR FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS. FACTORS THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FORWARD LOOKING STATEMENTS AND UPON OUR BUSINESS, RESULTS OF OPERATIONS, FINANCIAL CONDITION, FUNDS FROM OPERATIONS, OR FFO, NORMALIZED FFO, NET OPERATING INCOME, OR NOI, CASH FLOWS, LIQUIDITY AND PROSPECTS INCLUDE, BUT ARE NOT LIMITED TO:

•	THE IMPACT OF CHANGES IN THE ECONOMY AND THE CAPITAL MARKETS ON US AND OUR TENANTS,

•	COMPETITION WITHIN THE REAL ESTATE INDUSTRY, PARTICULARLY WITH RESPECT TO THOSE MARKETS IN WHICH OUR PROPERTIES ARE LOCATED AND WITH RESPECT TO THE ACQUISITION OF GOVERNMENT LEASED PROPERTIES,

•	THE IMPACT OF CHANGES IN THE REAL ESTATE NEEDS AND FINANCIAL CONDITIONS OF THE U.S. GOVERNMENT AND STATE AND LOCAL GOVERNMENTS,

•	COMPLIANCE WITH, AND CHANGES TO, FEDERAL, STATE AND LOCAL LAWS AND REGULATIONS, ACCOUNTING RULES, TAX LAWS AND SIMILAR MATTERS,

•	ACTUAL AND POTENTIAL CONFLICTS OF INTEREST WITH OUR MANAGING TRUSTEES, RMR, SIR AND THEIR RELATED PERSONS AND ENTITIES,

•	LIMITATIONS IMPOSED ON OUR BUSINESS AND OUR ABILITY TO SATISFY COMPLEX RULES IN ORDER FOR US TO QUALIFY AS A REIT FOR U.S. FEDERAL INCOME TAX PURPOSES, AND

•	ACTS OF TERRORISM, OUTBREAKS OF SO CALLED PANDEMICS OR OTHER MANMADE OR NATURAL DISASTERS BEYOND OUR CONTROL.

FOR EXAMPLE:

•	CONTINGENCIES IN OUR PENDING AND FUTURE PROPERTY ACQUISITION AND SALE AGREEMENTS MAY CAUSE OUR ACQUISITIONS OR SALES NOT TO OCCUR OR TO BE DELAYED OR THE TERMS OF SUCH TRANSACTIONS TO BE CHANGED,

•

WE HAVE ONE PROPERTY CLASSIFIED IN DISCONTINUED OPERATIONS AS HELD FOR SALE THAT HAS A NET BOOK VALUE OF $12.3 MILLION AS OF DECEMBER 31, 2014. THIS STATEMENT MAY IMPLY THAT WE WILL SELL THIS PROPERTY FOR AT LEAST $12.3 MILLION. HOWEVER, WE MAY NOT BE ABLE TO SELL THIS PROPERTY OR WE MAY SELL THIS PROPERTY AT AN AMOUNT THAT IS LESS THAN ITS CURRENT NET BOOK VALUE,

•

OUR ABILITY TO MAKE PAYMENTS OF PRINCIPAL AND INTEREST ON OUR NOTES AND OTHER INDEBTEDNESS AND TO MAKE FUTURE DISTRIBUTIONS DEPENDS UPON A NUMBER OF FACTORS, INCLUDING OUR FUTURE EARNINGS, THE CAPITAL COSTS WE INCUR TO LEASE OUR PROPERTIES AND OUR RECEIPT OF DISTRIBUTIONS FROM SIR,

•	WE MAY BE UNABLE TO MAINTAIN OUR CURRENT RATE OF DISTRIBUTIONS, AND FUTURE DISTRIBUTIONS MAY BE SUSPENDED,

•

OUR ABILITY TO GROW OUR BUSINESS AND INCREASE OUR DISTRIBUTIONS TO SHAREHOLDERS DEPENDS IN LARGE PART UPON OUR ABILITY TO BUY PROPERTIES AND LEASE THEM FOR RENTS, LESS PROPERTY OPERATING EXPENSES, THAT EXCEED OUR CAPITAL COSTS. WE MAY BE UNABLE TO IDENTIFY PROPERTIES THAT WE WANT TO ACQUIRE OR TO NEGOTIATE ACCEPTABLE PURCHASE PRICES, ACQUISITION FINANCING OR LEASE TERMS FOR NEW PROPERTIES,

•	SOME OF OUR TENANTS MAY NOT RENEW EXPIRING LEASES, AND WE MAY BE UNABLE TO OBTAIN NEW TENANTS TO MAINTAIN OR INCREASE THE HISTORICAL OCCUPANCY RATES OF, OR RENTS FROM, OUR PROPERTIES,

•

SOME GOVERNMENT TENANTS MAY EXERCISE THEIR RIGHTS TO VACATE THEIR SPACE BEFORE THE STATED EXPIRATION OF THEIR LEASES, AND WE MAY BE UNABLE TO OBTAIN NEW TENANTS TO MAINTAIN THE HISTORICAL OCCUPANCY RATES OF, OR RENTS FROM, OUR PROPERTIES,

•	RENTS THAT WE CAN CHARGE AT OUR PROPERTIES MAY DECLINE BECAUSE OF CHANGING MARKET CONDITIONS OR OTHERWISE,

•	CONTINUED AVAILABILITY OF BORROWINGS UNDER OUR REVOLVING CREDIT FACILITY IS SUBJECT TO OUR SATISFYING CERTAIN FINANCIAL COVENANTS AND MEETING OTHER CUSTOMARY CREDIT FACILITY CONDITIONS,

•	ACTUAL COSTS UNDER OUR REVOLVING CREDIT FACILITY OR OTHER FLOATING RATE CREDIT FACILITIES WILL BE HIGHER THAN LIBOR PLUS A PREMIUM BECAUSE OF OTHER FEES AND EXPENSES ASSOCIATED WITH SUCH FACILITIES,

•

THE MAXIMUM BORROWING AVAILABILITY UNDER OUR REVOLVING CREDIT FACILITY AND TERM LOANS MAY BE INCREASED TO UP TO $2.5 BILLION ON A COMBINED BASIS IN CERTAIN CIRCUMSTANCES; HOWEVER, INCREASING THE MAXIMUM BORROWING AVAILABILITY UNDER OUR REVOLVING CREDIT FACILITY AND TERM LOANS IS SUBJECT TO OUR OBTAINING ADDITIONAL COMMITMENTS FROM LENDERS, WHICH MAY NOT OCCUR,

•	WE HAVE THE OPTION TO EXTEND THE MATURITY DATE OF OUR REVOLVING CREDIT FACILITY UPON PAYMENT OF A FEE AND MEETING CERTAIN OTHER CONDITIONS. HOWEVER, THE APPLICABLE CONDITIONS MAY NOT BE MET,

•

THE MARGINS USED TO DETERMINE THE INTEREST RATE ON OUR REVOLVING CREDIT FACILITY AND TERM LOANS AND THE FACILITY FEE WE PAY ON OUR REVOLVING CREDIT FACILITY ARE BASED ON OUR CREDIT RATINGS.  FUTURE CHANGES IN OUR CREDIT RATINGS MAY CAUSE THE INTEREST AND FEES WE PAY TO CHANGE,

•	WE MAY BE UNABLE TO REPAY OUR DEBT OBLIGATIONS WHEN THEY BECOME DUE,

•	SIR MAY REDUCE THE AMOUNT OF ITS DISTRIBUTIONS TO ITS SHAREHOLDERS, INCLUDING US,

•

WE MAY BE UNABLE TO SELL OUR SIR COMMON SHARES FOR AN AMOUNT EQUAL TO OUR CARRYING VALUE OF THOSE SHARES AND ANY SUCH SALE MAY BE AT A DISCOUNT TO MARKET PRICE BECAUSE OF THE LARGE SIZE OF OUR SIR HOLDINGS OR OTHERWISE, AND

•

WE BELIEVE THAT OUR CONTINUING RELATIONSHIPS WITH RMR, SIR, AIC AND THEIR AFFILIATED AND RELATED PERSONS AND ENTITIES MAY BENEFIT US AND PROVIDE US WITH COMPETITIVE ADVANTAGES IN OPERATING AND GROWING OUR BUSINESS. IN FACT, THE ADVANTAGES WE BELIEVE WE MAY REALIZE FROM THESE RELATIONSHIPS MAY NOT MATERIALIZE.

THESE RESULTS COULD OCCUR DUE TO MANY DIFFERENT CIRCUMSTANCES, SOME OF WHICH ARE BEYOND OUR CONTROL, SUCH AS CHANGES IN GOVERNMENT TENANTS’ NEEDS FOR LEASED SPACE, NATURAL DISASTERS OR CHANGES IN CAPITAL MARKETS OR THE ECONOMY GENERALLY.

THE INFORMATION CONTAINED ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10‑K OR IN OUR FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION, OR SEC, INCLUDING UNDER THE CAPTION “RISK FACTORS”, OR INCORPORATED HEREIN OR THEREIN, IDENTIFIES OTHER IMPORTANT FACTORS THAT COULD CAUSE DIFFERENCES FROM OUR FORWARD LOOKING STATEMENTS. OUR FILINGS WITH THE SEC ARE AVAILABLE ON THE SEC’S WEBSITE AT WWW.SEC.GOV.

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

GOVERNMENT PROPERTIES INCOME TRUST

2014 FORM 10‑K ANNUAL REPORT

PART I

Item 1.  Business

The Company.  We were organized as a real estate investment trust, or REIT, under Maryland law in February 2009 to concentrate our former parent’s ownership of properties that were majority leased to government tenants and to expand such investments.  In June 2009, we completed our initial public offering.

As of December 31, 2014, we owned 72 properties (92 buildings), excluding one property (one building) classified as discontinued operations, with an undepreciated carrying value of approximately $1.7 billion and a depreciated carrying value of approximately $1.5 billion. These 72 properties have approximately 11.0 million rentable square feet.

As of December 31, 2014, we also owned 21,500,000 common shares of beneficial interest, par value $.01 per share, of Select Income REIT, or SIR, or approximately 35.9% of the then outstanding common shares of SIR.  SIR is a REIT that is primarily focused on owning and investing in net leased, single tenant properties.  As of December 31, 2014 our investment in SIR had a carrying value of approximately $680.1 million.  On January 29, 2015, SIR completed its acquisition of Cole Corporate Income Trust, or CCIT, by merger.  Pursuant to that acquisition, SIR issued approximately 28.4 million of its common shares to CCIT shareholders.  As a result, as of February 17, 2015, our percentage ownership of SIR has declined to approximately 24.3%.  See Note 6 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K for more information regarding SIR’s acquisition of CCIT. We account for our investment in SIR under the equity method.

Our principal executive offices are located at Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts 02458‑1634, and our telephone number is (617) 219‑1440.

Our Business Plan.  Our business plan is to maintain our properties, seek to extend or enter into new leases as leases expire, enter into new leases for our vacant space, selectively acquire additional properties that are majority leased to government tenants, selectively dispose of properties when we determine that our continued ownership will not achieve desired returns or if the opportunity costs for continuing to own those properties exceed our expected returns from those properties and pay distributions to our shareholders. As our current leases expire, we will attempt to renew our leases with existing tenants or to enter into leases with new tenants, in both circumstances at rents equal to or higher than the rents we now receive. Our ability to renew leases with our existing tenants or to enter into new leases with new tenants and the rents we are able to charge will depend in large part upon market conditions which are generally beyond our control.

Our Growth Strategy.  Our internal growth strategy is to attempt to increase the rents we receive from our current properties. To achieve rent increases we may invest in our properties to make improvements requested by existing tenants or to induce lease renewals or new tenant leases when our current leases expire or vacant space is leased. However, as noted above, our ability to maintain or increase the rents we receive from our current properties will depend in large part upon market conditions which are beyond our control.

Our external growth strategy is defined by our acquisition, disposition and financing policies.  Our acquisition, disposition and financing policies are established by our Board of Trustees and may be changed by our Board of Trustees at any time without shareholder approval.

Acquisition Policies. We expect to acquire additional properties that are majority leased to government tenants. We believe that current government budgetary pressures may cause an increased demand for leased space by government tenants, as opposed to new buildings built by governments. However, these same budgetary pressures could also result in a decrease in government employment, government tenants improving their space utilization or consolidation into existing government owned properties, thereby reducing the demand for government leased space. We expect to acquire additional properties primarily for purposes of realizing income from the operations of those properties rather than to realize capital gains by selling those properties.

In implementing our acquisition strategy, we consider a range of factors relating to proposed property purchases including:

•the historic and projected rents received and likely to be received from the property;

•the historic and expected operating expenses, including real estate taxes, incurred and expected to be incurred at the property;

•the growth, tax and regulatory environments of the markets in which the property is located;

•the quality and credit worthiness of the property’s tenants and how essential the occupant’s mission is to the tenant;

•occupancy, demand for similar properties in the same or nearby markets;

•the tenant’s utilization of the leased space in the building and the likelihood of tenants renewing at lease expiration;

•the construction quality, physical condition and design of the property and expected capital expenditures that may be needed to be made to the property;

•the estimated replacement cost of the property;

•our weighted average long term cost of capital compared to the projected long term return available from the property’s rents;

•the location and type of property; and

•the pricing of comparable properties as evidenced by recent arm’s length market sales.

We have no policies which specifically limit the percentage of our assets that may be invested in any individual property, in any one type of property, in properties managed by or leased to any one entity, in properties managed by or leased to any affiliated group of entities, or in securities of one or more other persons.

We may in the future acquire additional common shares of SIR or securities of other persons, including persons engaged in real estate activities. We may invest in the securities of other persons for the purpose of exercising control, or otherwise, make loans to other persons, engage in the sale of investments, offer securities in exchange for property or repurchase or reacquire our securities.

Disposition Policies.    From time to time, we consider the sale of properties. However, we generally consider ourselves to be a long term owner of properties and are more interested in the long term earnings potential of our properties than selling properties for short term gains. We make disposition decisions based on a number of factors including, but not limited to, the following:

•whether the property is leased and the expected cost and required time to re‑lease the property;

•our expectation regarding tenant lease renewals or the likelihood of finding a replacement tenant;

•our evaluation of future rent for the property relative to leasing costs;

•the strategic fit of the property or investment with the rest of our portfolio;

•the proposed sale price; and

•the existence of alternative sources, uses or needs for capital.

Financing Policies.    To qualify for taxation as a REIT under the Internal Revenue Code of 1986, as amended, or the IRC, we must distribute at least 90% of our annual REIT taxable income (excluding capital gains) and satisfy a number of organizational and operational requirements. Accordingly, we generally will not be able to retain sufficient cash from operations to repay our debts, invest in our properties or fund acquisitions. Instead, we expect to repay our debts, invest in our properties and fund acquisitions by borrowing and issuing equity securities or using retained cash from operations which may exceed our distributions. We currently have a $750 million unsecured revolving credit facility, or our revolving credit facility, that we use for working capital and general business purposes and to fund acquisitions. In some instances, we may assume outstanding mortgage debt in connection with our acquisitions or place new mortgages on properties we own. In the past we refinanced or reduced amounts outstanding under our then existing revolving credit facility with term debt or equity issuances,  and we expect to continue this practice in the future. We will decide when and whether to issue new debt or equity depending upon market conditions. Because our ability to raise capital may depend, in large part, upon market conditions, we can provide no assurance that we will be able to raise sufficient capital to repay our debt or to fund our growth strategy.

Although there are no limitations in our organizational documents on the amount of indebtedness we may incur, the borrowing limitations established by the covenants in the agreement governing our revolving credit and term loan facilities, or our credit agreement, and our senior unsecured notes indenture and its supplement currently restrict our ability to incur indebtedness and require us to maintain certain financial ratios.  However, we may seek to amend these covenants or seek replacement financings with less restrictive covenants. We may from time to time reevaluate and modify our financing policies in light of then current market conditions, relative availability and costs of debt and equity capital, the changing values of properties, growth and acquisition opportunities and other factors, and we may increase or decrease our ratio of debt to total capitalization.

Manager.  Our day to day operations are conducted by Reit Management & Research LLC, or RMR. RMR originates and presents investment and divestment opportunities to our Board of Trustees and provides management and administrative services to us. RMR is a Delaware limited liability company beneficially owned by Barry Portnoy and Adam Portnoy, our Managing Trustees. RMR has a principal place of business at Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts, 02458‑1634, and its telephone number is (617) 796‑8390. RMR also acts as the manager to SIR,  Hospitality Properties Trust, or HPT and Senior Housing Properties Trust, or SNH, and provides management and other services to other private and public companies, including Five Star Quality Care, Inc., or FVE, TravelCenters of America LLC, or TA, and Sonesta International Hotels Corporation, or Sonesta. Barry Portnoy is the Chairman of RMR, and its other directors are Adam Portnoy, Gerard M. Martin and David J. Hegarty. As of the date of this Annual Report on Form 10‑K, the executive officers of RMR are: Adam Portnoy, President and Chief Executive Officer; David M. Blackman, Executive Vice President; Jennifer B. Clark, Executive Vice President and General Counsel; David J. Hegarty, Executive Vice President and Secretary; Mark L. Kleifges, Executive Vice President; Bruce J. Mackey Jr., Executive Vice President; John G. Murray, Executive Vice President; Thomas M. O’Brien, Executive Vice President; John C. Popeo, Executive Vice President; William J. Sheehan, Executive Vice President; Ethan S. Bornstein, Senior Vice President; Richard A. Doyle, Jr., Senior Vice President; Carlos R. Flores, Senior Vice President; Jennifer F. Francis, Senior Vice President; Paul V. Hoagland, Senior Vice President; Matthew P. Jordan, Senior Vice President, Treasurer and Chief Financial Officer; David M. Lepore, Senior Vice President; Andrew J. Rebholz, Senior Vice President; and Mark R. Young, Senior Vice President. David M. Blackman and Mark L. Kleifges are also our executive officers. Mr. Adam Portnoy was also our President from our formation in 2009 until January 2011 when David Blackman became our President. Messrs. Blackman and Kleifges and other executive officers of RMR also serve as officers of other companies to which RMR provides management services.

Employees.  We have no employees. Services which would otherwise be provided by employees are provided by RMR and by our Managing Trustees and officers. As of February 17, 2015, RMR had approximately 407 full time employees in its headquarters and regional offices located throughout the United States.

Competition.  Investing in and operating office buildings and maintaining relationships with government tenants and attracting new government tenants is a highly competitive business. We compete against other REITs, numerous financial institutions, individuals and public and private companies who are actively engaged in this business. Also, we compete for investments based on a number of factors including purchase prices, closing terms, underwriting criteria and our reputation. Our ability to successfully compete is also materially impacted by the availability and cost of capital to us. We do not believe we have a dominant position in any of the geographic markets in which we operate, but some of our competitors are dominant in selected markets. Some of our competitors may have greater financial and other resources than we have. We believe we have some competitive advantages in leasing to government tenants and purchasing government leased properties because of our experience and familiarity with government leasing procedures. We also believe the experience and abilities of our management and the quality of our properties may afford us some competitive advantages and allow us to operate our business successfully despite the competitive nature of our business.

For additional information about competition and other risks associated with our business, please see “Risk Factors” in this Annual Report on Form 10‑K.

Environmental Matters.  Under various laws, owners as well as tenants and operators of real estate may be required to investigate and clean up or remove hazardous substances present at or migrating from properties they own, lease or operate and may be held liable for property damage or personal injuries that result from hazardous substances. These laws also expose us to the possibility that we may become liable to governmental agencies or third parties for costs and damages they incur in connection with hazardous substances. It  is our practice to obtain and review “Phase I” environmental surveys prior to our acquisition of properties in order to assess the possible presence of and cost of removing hazardous substances. Certain of our buildings contain asbestos. We believe any asbestos in our buildings is contained in accordance with current regulations, and we have no current plans to remove it. If we remove the asbestos or renovate or demolish these properties, certain environmental regulations govern the manner in which the asbestos must be handled and removed. We do not believe that there are environmental conditions at any of our properties that have had or will have a material adverse effect on us. However, no assurances can be given that conditions are not present at our properties or that costs we may be required to incur in the future to remediate contamination will not have a material adverse effect on our business or financial condition. For more information, see “Risk Factors—Risks Related to Our Business—Ownership of real estate is subject to environmental and climate change risks.”

In recent years, in reaction to the Energy Policy Act of 2005, the U.S. Government has instituted “green lease” policies which include the “Promotion of Energy Efficiency and Use of Renewable Energy” as one of the factors it considers when leasing property. The Energy Independence and Security Act of 2007 also allows the General Services Administration, or GSA, to give preference to buildings for lease that have received an “Energy Star” label. The Energy Star Partner program is a joint program of the U.S. Environmental Protection Agency and the U.S. Department of Energy which is focused on promoting energy efficiency and sustainability at commercial properties. Buildings that reach a specified level of energy efficiency may receive the Energy Star label. As of December 31, 2014, 39 of our buildings with an aggregate of 4,992,529 rentable square feet (42.4% and 45.2% of our total buildings and total rentable square feet, respectively) have qualified for Energy Star labels.

The U.S. Government’s “green lease” policies also permits government tenants to require leadership in energy and environmental design, or LEED®, certification in selecting new premises or renewing leases at existing premises. The LEED® certification program is administered by the U.S. Green Building Council, a nonprofit organization focused on promoting energy efficiency at commercial properties. Buildings that reach a specified level of energy efficiency may receive a LEED® certificate. As of December 31, 2014, we have received LEED® certificates for 15 of our buildings with an aggregate of 2,087,112 rentable square feet (16.3% and 18.9% of our total buildings and total rentable square feet, respectively).

We and our manager, RMR, continuously study ways to improve the energy efficiency at our properties. RMR is a member of the Energy Star Partner program and a member of the U.S. Green Building Council. However, obtaining additional Energy Star labels and/or LEED® certificates at our properties may be costly and time consuming, and we have not yet determined whether it will make economic sense to do so. For more information, see “Risk Factors—Risks Related to Our Business—The U.S. Government’s “green lease” policies may adversely affect us.”

Insurance.  Generally, we are responsible for the costs of insurance coverage for our properties, including for casualty, liability, fire and extended coverage. In addition, we participate with RMR and other companies to which RMR provides management services in a combined insurance program through Affiliates Insurance Company, or AIC, and with respect to which AIC is a reinsurer of certain coverage amounts. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Related Person Transactions” and Note 6 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

Other Matters.  Legislative and regulatory developments may occur at the federal, state and local levels that have direct or indirect impact on the ownership, leasing and operation of our properties. We may need to make expenditures, to the extent these costs are not paid by our tenants, due to changes in government regulations, or the application of such regulations to our properties, including the Americans with Disabilities Act, or the ADA, fire and safety regulations, building codes, land use regulations or environmental regulations on containment, abatement or removal.

Segment Information. We operate in two business segments: ownership of properties that are primarily leased to government tenants and our equity method investment in SIR.

Internet Website.  Our internet website address is www.govreit.com. Copies of our governance guidelines, code of business conduct and ethics, or Code of Conduct, our policy outlining procedures for handling concerns or complaints about accounting, internal accounting controls or auditing matters and the charters of our audit, compensation and nominating and governance committees are posted on our website and also may be obtained free of charge by writing to our Secretary, Government Properties Income Trust, Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts, 02458‑1634 or at our website. We make available, free of charge, on our website, our Annual Reports on Form 10‑K, Quarterly Reports on Form 10‑Q, Current Reports on Form 8‑K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after these forms are filed with, or furnished to, the Securities and Exchange Commission, or SEC. Any shareholder or other interested party who desires to communicate with our non‑management Trustees, individually or as a group, may do so by filling out a report on our website. Our Board of Trustees also provides a process for security holders to send communications to the entire Board of Trustees. Information about the process for sending communications to our Board of Trustees can be found on our website. Our website address and the website addresses of one or more unrelated third parties are included several times in this Annual Report on Form 10‑K as textual references only and the information in any such website is not incorporated by reference into this Annual Report on Form 10‑K.

UNITED STATES FEDERAL INCOME TAX CONSIDERATIONS

The following summary of United States federal income tax considerations is based on existing law, and is limited to investors who own our shares as investment assets rather than as inventory or as property used in a trade or business.  The summary does not discuss all of the particular tax consequences that might be relevant to you if you are subject to special rules under federal income tax law, for example if you are:

•	a bank, insurance company or other financial institution;
•	a regulated investment company or REIT;
•	a subchapter S corporation;
•	a broker, dealer or trader in securities or foreign currency;
•	a person who marks-to-market our shares;
•	a person who has a functional currency other than the United States dollar;
•	a person who acquires our shares in connection with employment or other performance of services;
•	a person subject to alternative minimum tax;
•	a person who acquires or owns our shares as part of a straddle, hedging transaction, constructive sale transaction, constructive ownership transaction or conversion transaction;
•	a United States expatriate; or

•	except as specifically described in the following summary, a trust, estate, tax-exempt entity or foreign person.

The sections of the IRC that govern the federal income tax qualification and treatment of a REIT and its shareholders are complex.  This presentation is a summary of applicable IRC provisions, related rules and regulations, and administrative and judicial interpretations, all of which are subject to change, possibly with retroactive effect.  Future legislative, judicial or administrative actions or decisions could also affect the accuracy of statements made in this summary.  We have not received a ruling from the United States Internal Revenue Service, or the IRS, with respect to any matter described in this summary, and we cannot assure you that the IRS or a court will agree with all of the statements made in this summary.  The IRS could, for example, take a different position from that described in this summary with respect to our acquisitions, operations, restructurings or other matters, which, if a court agreed, could result in significant tax liabilities for applicable parties.  In addition, this summary is not exhaustive of all possible tax consequences, and does not discuss any estate, gift, state, local or foreign tax consequences.  For all these reasons, we urge you and any prospective acquiror of our shares to consult with a tax advisor about the federal income tax and other tax consequences of the acquisition, ownership and disposition of our shares.  Our intentions and beliefs described in this summary are based upon our understanding of applicable laws and regulations that are in effect as of the date of this Annual Report on Form 10-K.  If new laws or regulations are enacted which impact us directly or indirectly, we may change our intentions or beliefs.

Your federal income tax consequences generally will differ depending on whether or not you are a “U.S. shareholder.”  For purposes of this summary, a “U.S. shareholder” is a beneficial owner of our shares that is:

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

whose status as a U.S. shareholder is not overridden by an applicable tax treaty.  Conversely, a “non-U.S. shareholder” is a beneficial owner of our shares that is not a U.S. shareholder.  If any entity treated as a partnership for federal income tax purposes is a beneficial owner of our shares, the tax treatment of a partner in the partnership generally will depend upon the status of the partner and the activities of the partnership.  Any entity or other arrangement treated as a partnership for federal income tax purposes that is a beneficial owner of our shares and the partners in such a partnership (as determined for federal income tax purposes) are urged to consult their own tax advisors about the federal income tax consequences of the acquisition, ownership and disposition of our shares.

Taxation as a REIT

We have elected to be taxed as a REIT under Sections 856 through 860 of the IRC, commencing with our taxable year ended December 31, 2009. Our REIT election, assuming continuing compliance with the then applicable qualification tests, has continued and will continue in effect for subsequent taxable years.  Although no assurance can be given, we believe that we have been organized and have operated, and will continue to be organized and to operate, in a manner that qualified and will continue to qualify us to be taxed under the IRC as a REIT.

As a REIT, we generally are not subject to federal income tax on our net income distributed as dividends to our shareholders.  Distributions to our shareholders generally are included in their income as dividends to the extent of our available current or accumulated earnings and profits.  Our dividends are not generally entitled to the preferential tax rates on qualified dividend income, but a portion of our dividends may be treated as capital gain dividends or as qualified dividend income, all as explained below.  No portion of any of our dividends is eligible for the dividends received deduction for corporate shareholders.  Distributions in excess of current or accumulated earnings and profits generally are treated for federal income tax purposes as returns of capital to the extent of a recipient shareholder’s basis in our shares, and will reduce this basis.  Our current or accumulated earnings and profits are generally allocated first to distributions made on our preferred shares, of which there are none outstanding at this time, and thereafter to distributions made on our common shares of beneficial ownership, $.01 par value, or our common shares. For all these purposes, our distributions include cash distributions, any in kind distributions of property that we might make, and deemed or constructive distributions resulting from capital market activities, as described below.

Our counsel, Sullivan & Worcester LLP, has provided to us an opinion that we have been organized and have qualified as a REIT under the IRC for our 2009 through 2014 taxable years, and that our current and anticipated investments and plan of operation will enable us to continue to meet the requirements for qualification and taxation as a REIT under the IRC.  Our counsel’s opinions are conditioned upon the assumption that our leases, our declaration of trust and all other legal documents to which we are or have been a party have been and will be complied with by all parties to those documents, upon the accuracy and completeness of the factual matters described in this Annual Report on Form 10-K and upon representations made by us as to certain factual matters relating to our organization and operations and our expected manner of operation.  If this assumption or a representation is inaccurate or incomplete, our counsel’s opinions may be adversely affected and may not be relied upon.  The opinions of our counsel are based upon the law as it exists today, but the law may change in the future, possibly with retroactive effect.  Given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, and the possibility of future changes in our circumstances, no assurance can be given by Sullivan & Worcester LLP or us that we will qualify as or be taxed as a REIT for any particular year.  Any opinion of Sullivan & Worcester LLP as to our qualification or taxation as a REIT will be expressed as of the date issued.  Our counsel will have no obligation to advise us or our shareholders of any subsequent change in the matters stated, represented or assumed, or of any subsequent change in the applicable law.  Also, the opinions of our counsel are not binding on either the IRS or a court, and either could take a position different from that expressed by our counsel.

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

If we qualify as a REIT and meet the tests described below, we generally will not pay federal income tax on amounts we distribute to our shareholders.  However, even if we qualify as a REIT, we may be subject to federal tax in the following circumstances:

•	We will be taxed at regular corporate rates on any undistributed “real estate investment trust taxable income,” determined by including our undistributed net capital gains, if any.
•	If our alternative minimum taxable income exceeds our taxable income, we may be subject to the corporate alternative minimum tax on our items of tax preference.
•

If we have net income from the disposition of “foreclosure property” that is held primarily for sale to customers in the ordinary course of business or from other nonqualifying income from foreclosure property, we will be subject to tax on this income at the highest regular corporate rate, currently 35%.

•

If we have net income from prohibited transactions — that is, dispositions of inventory or property held primarily for sale to customers in the ordinary course of business other than dispositions of foreclosure property and other than dispositions excepted under a statutory safe harbor — we will be subject to tax on this income at a 100% rate.

•

If we fail to satisfy the 75% gross income test or the 95% gross income test discussed below, due to reasonable cause and not due to willful neglect, but nonetheless maintain our qualification as a REIT because of specified cure provisions, we will be subject to tax at a 100% rate on the greater of the amount by which we fail the 75% gross income test or the 95% gross income test, with adjustments, multiplied by a fraction intended to reflect our profitability.

•

If we fail to satisfy the REIT asset tests described below, due to reasonable cause and not due to willful neglect, but nonetheless maintain our qualification as a REIT because of specified cure provisions, we will be subject to a tax equal to the greater of $50,000 or the highest corporate tax rate multiplied by the net income generated by the nonqualifying assets that caused us to fail the test.

•

If we fail to satisfy any provision of the IRC that would result in our failure to qualify as a REIT (other than violations of the REIT gross income tests or violations of the REIT asset tests described below), due to reasonable cause and not due to willful neglect, we may retain our REIT qualification but will be subject to a penalty of $50,000 for each failure.

•

If we fail to distribute for any calendar year at least the sum of 85% of our REIT ordinary income for that year, 95% of our REIT capital gain net income for that year and any undistributed taxable income from prior periods, we will be subject to a 4% nondeductible excise tax on the excess of the required distribution over the amounts actually distributed.

•

If we acquire an asset from a corporation in a transaction in which our basis in the asset is determined by reference to the basis of the asset in the hands of a present or former C corporation, and if we subsequently recognize gain on the disposition of this asset during a specified period (generally 10 years) beginning on the date on which the asset ceased to be owned by the C corporation, then we will pay tax at the highest regular corporate tax rate, currently 35%, on the lesser of the excess of the fair market value of the asset over the C corporation’s basis in the asset on the date the asset ceased to be owned by the C corporation, or the gain we recognize in the disposition.

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

•

As summarized below, REITs are permitted within limits to own stock and securities of a “taxable REIT subsidiary.”  A domestic taxable REIT subsidiary is separately taxed on its net income as a C corporation, and is subject to limitations on the deductibility of interest expense paid to its REIT parent.  While a foreign taxable REIT subsidiary is taxed in the United States only to the extent it has income that is effectively connected with the conduct of a trade or business in the United States or that is investment income from United States sources, a foreign taxable REIT subsidiary is generally subject to foreign taxes in the jurisdictions in which its assets or operations are located.  In addition, the REIT parent is subject to a 100% tax on the amount by which various charges and reimbursements between the parent REIT and its taxable REIT subsidiaries are determined to be priced excessively in favor of the REIT rather than on arm’s length bases.

•

To the extent we invest in properties in foreign jurisdictions, our income from those properties will generally be subject to tax in those jurisdictions.  If we continue to operate as we do, then we will distribute all of our taxable income to our shareholders such that we will generally not pay federal income tax.  As a result, we cannot recover the cost of foreign income taxes imposed on our foreign investments by claiming foreign tax credits against our federal income tax liability.  Also, as a REIT, we cannot pass through any foreign tax credits to our shareholders.

If we fail to qualify as a REIT or elect not to qualify as a REIT, then we will be subject to federal income tax in the same manner as a regular C corporation.  Further, as a regular C corporation, distributions to our shareholders will not be deductible by us, nor will distributions be required under the IRC.  Also, to the extent of our current and accumulated earnings and profits, all distributions to our shareholders will generally be taxable as ordinary dividends potentially eligible for the preferential tax rates discussed below in “Taxation of Taxable U.S. Shareholders” and, subject to limitations in the

IRC, will be potentially eligible for the dividends received deduction for corporate shareholders.  Finally, we will generally be disqualified from qualification as a REIT for the four taxable years following the taxable year in which the termination is effective.  Our failure to qualify as a REIT for even one year could result in us reducing or eliminating distributions to our shareholders, or in us incurring substantial indebtedness or liquidating substantial investments in order to pay the resulting corporate-level taxes.  The IRC provides relief provisions under which we might avoid automatically ceasing to be a REIT for failure to meet specified REIT requirements, all as discussed in more detail below.

REIT Qualification Requirements

General Requirements.  Section 856(a) of the IRC defines a REIT as a corporation, trust or association:

(1)that is managed by one or more trustees or directors;

(2)the beneficial ownership of which is evidenced by transferable shares or by transferable certificates of beneficial interest;

(3)that would be taxable, but for Sections 856 through 859 of the IRC, as a domestic C corporation;

(4)that is not a financial institution or an insurance company subject to special provisions of the IRC;

(5)the beneficial ownership of which is held by 100 or more persons;

(6)that is not “closely held” as defined under the personal holding company stock ownership test, as described below; and

(7)that meets other tests regarding the nature of its income and assets and the amount of its distributions, all as described below.

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

For purposes of condition (6), the term “individuals” is defined in the IRC to include natural persons, supplemental unemployment compensation benefit plans, private foundations and portions of a trust permanently set aside or used exclusively for charitable purposes, but not other entities or qualified pension plans or profit-sharing trusts.  As a result, REIT shares owned by an entity that is not an “individual” are considered to be owned by the direct and indirect owners of the entity that are individuals (as so defined), rather than to be owned by the entity itself.  Similarly, REIT shares held by a qualified pension plan or profit-sharing trust are treated as held directly by the individual beneficiaries in proportion to their actuarial interests in such plan or trust.  Consequently, five or fewer such trusts could own more than 50% of the interests in an entity without jeopardizing that entity’s federal income tax qualification as a REIT.  However, as discussed below in “Taxation of Tax-Exempt U.S. Shareholders,” if a REIT is a “pension-held REIT,” each qualified pension plan or profit-sharing pension trust owning more than 10% of the REIT’s shares by value generally may be taxed on a portion of the dividends it receives from the REIT.

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

Our Wholly Owned Subsidiaries and Our Investments Through Partnerships.  Except in respect of taxable REIT subsidiaries as discussed below, Section 856(i) of the IRC provides that any corporation, 100% of whose stock is held by a REIT and its disregarded subsidiaries, is a qualified REIT subsidiary and shall not be treated as a separate corporation.  The assets, liabilities and items of income, deduction and credit of a qualified REIT subsidiary are treated as the REIT’s.  We believe that each of our direct and indirect wholly owned subsidiaries, other than the taxable REIT subsidiaries discussed below, will be either a qualified REIT subsidiary within the meaning of Section 856(i) of the IRC, or a noncorporate entity that for federal income tax purposes is not treated as separate from its owner under Treasury regulations issued under Section 7701 of the IRC.  Thus, except for the taxable REIT subsidiaries discussed below, in applying all the federal income tax REIT qualification requirements described in this summary, all assets, liabilities and items of income, deduction and credit of our direct and indirect wholly owned subsidiaries are treated as ours.

We may invest in real estate through one or more entities that are treated as partnerships for federal income tax purposes.  In the case of a REIT that is a partner in a partnership, Treasury regulations under the IRC provide that, for purposes of the REIT qualification requirements regarding income and assets discussed below, the REIT is deemed to own its proportionate share of the assets of the partnership corresponding to the REIT’s proportionate capital interest in the partnership and is deemed to be entitled to the income of the partnership attributable to this proportionate share.  In addition, for these purposes, the character of the assets and items of gross income of the partnership generally remains the same in the hands of the REIT.  Accordingly, our proportionate share of the assets, liabilities, and items of income of each partnership in which we become a partner is treated as ours for purposes of the income tests and asset tests discussed below.  In contrast, for purposes of the distribution requirement discussed below, we would take into account as a partner our share of the partnership’s income as determined under the general federal income tax rules governing partners and partnerships under Sections 701 through 777 of the IRC.

Taxable REIT Subsidiaries.  We are permitted to own any or all of the securities of a “taxable REIT subsidiary” as defined in Section 856(l) of the IRC, provided that no more than 25% of the total value of our assets, at the close of each quarter, is comprised of our investments in the stock or securities of our taxable REIT subsidiaries or other nonqualified assets.  Among other requirements, a taxable REIT subsidiary of ours must:

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

In addition, any corporation (other than a REIT) in which a taxable REIT subsidiary directly or indirectly owns more than 35% of the voting power or value of the outstanding securities of such corporation will automatically be treated as a taxable REIT subsidiary.  Subject to the discussion below, we believe that we and each of our taxable REIT subsidiaries have complied with, and will continue to comply with, on a continuous basis, the requirements for taxable REIT subsidiary status at all times during which the subsidiary’s taxable REIT subsidiary election is reported as being in effect, and we believe that the same will be true for any taxable REIT subsidiary that we later form or acquire.

Our ownership of stock and securities in taxable REIT subsidiaries is exempt from the 10% and 5% REIT asset tests discussed below.  Also, as discussed below, taxable REIT subsidiaries can perform services for our tenants without disqualifying the rents we receive from those tenants under the 75% gross income test or the 95% gross income test discussed below.  Moreover, because our taxable REIT subsidiaries are taxed as C corporations that are separate from us, their assets, liabilities and items of income, deduction and credit generally are not imputed to us for purposes of the REIT qualification requirements described in this summary.  Therefore, our taxable REIT subsidiaries may generally undertake third-party management and development activities and activities not related to real estate.

Restrictions are imposed on taxable REIT subsidiaries to ensure that they will be subject to an appropriate level of federal income taxation.  For example, a taxable REIT subsidiary may not deduct interest paid in any year to an affiliated REIT to the extent that the interest payments exceed, generally, 50% of the taxable REIT subsidiary’s adjusted taxable income for that year.  However, the taxable REIT subsidiary may carry forward the disallowed interest expense to a succeeding year, and deduct the interest in that later year subject to that year’s 50% adjusted taxable income limitation.  In addition, if a taxable REIT subsidiary pays interest, rent or other amounts to its affiliated REIT in an amount that exceeds what an unrelated third party would have paid in an arm’s length transaction, then the REIT generally will be subject to an excise tax equal to 100% of the excessive portion of the payment.  Finally, if in comparison to an arm’s length transaction, a third-party tenant has overpaid rent to the REIT in exchange for underpaying the taxable REIT subsidiary for services rendered, and if the REIT has not adequately compensated the taxable REIT subsidiary for services provided to or on behalf of the third-party tenant, then the REIT may be subject to an excise tax equal to 100% of the undercompensation to the taxable REIT subsidiary.  A safe harbor exception to this excise tax applies if the taxable REIT subsidiary has been compensated at a rate at least equal to 150% of its direct cost in furnishing or rendering the service.  There can be no assurance that arrangements involving our taxable REIT subsidiaries will not result in the imposition of one or more of these deduction limitations or excise taxes, but we do not believe that we or our taxable REIT subsidiaries are or will be subject to these impositions.

Income Tests.  There are two gross income requirements for qualification as a REIT under the IRC:

•

At least 75% of our gross income for each taxable year (excluding: (a) gross income from sales or other dispositions of property held primarily for sale; (b) any income arising from “clearly identified” hedging transactions that we enter into to manage interest rate or price changes or currency fluctuations with respect to borrowings we incur to acquire or carry real estate assets; (c) any income arising from “clearly identified” hedging transactions that we enter into primarily to manage risk of currency fluctuations relating to any item that qualifies under the 75% gross income test or the 95% gross income test (or any property that generates such income or gain); (d) real estate foreign exchange gain (as defined in Section 856(n)(2) of the IRC); and (e) income from the repurchase or discharge of indebtedness) must be derived from investments relating to real property, including “rents from real property” as defined under Section 856 of the IRC, interest and gain from mortgages on real property or on interests in real property, income and gain from foreclosure property, gain from the sale or other disposition of real property other than dealer property, or dividends and gain from shares in other REITs.  When we receive new capital in exchange for our shares or in a public offering of five-year or longer debt instruments, income attributable to the temporary investment of this new capital in stock or a debt instrument, if received or accrued within one year of our receipt of the new capital, is generally also qualifying income under the 75% gross income test.

•

At least 95% of our gross income for each taxable year (excluding: (a) gross income from sales or other dispositions of property held primarily for sale; (b) any income arising from “clearly identified” hedging transactions that we enter into to manage interest rate or price changes or currency fluctuations with respect to borrowings we incur to acquire or carry real estate assets; (c) any income arising from “clearly identified” hedging transactions that we enter into primarily to manage risk of currency fluctuations relating to any item that qualifies under the 75% gross income test or the 95% gross income test (or any property that generates such income or gain); (d) passive foreign exchange gain (as defined in Section 856(n)(3) of the IRC); and (e) income from the repurchase or discharge of indebtedness)

must be derived from a combination of items of real property income that satisfy the 75% gross income test described above, dividends, interest, or gains from the sale or disposition of stock, securities or real property.

For purposes of the 75% and 95% gross income tests outlined above, income derived from a “shared appreciation provision” in a mortgage loan is generally treated as gain recognized on the sale of the property to which it relates.  Although we will use our best efforts to ensure that the income generated by our investments will be of a type that satisfies both the 75% and 95% gross income tests, there can be no assurance in this regard.

In order to qualify as “rents from real property” under Section 856 of the IRC, several requirements must be met:

•	The amount of rent received generally must not be based on the income or profits of any person, but may be based on a fixed percentage or percentages of receipts or sales.
•

Rents do not qualify if the REIT owns 10% or more by vote or value of the tenant (or 10% or more of the interests in the assets or net profits of the tenant, if the tenant is not a corporation), whether directly or after application of attribution rules.  While we intend not to lease property to any party if rents from that property would not qualify as “rents from real property,” application of the 10% ownership rule is dependent upon complex attribution rules and circumstances that may be beyond our control.  For example, a third party’s ownership directly or by attribution of 10% or more by value of our shares, as well as an ownership position in the stock of one of our tenants which, when added to our own ownership position in that tenant, totals 10% or more by vote or value of the stock of that tenant (or 10% or more of the interests in the assets or net profits of the tenant, if the tenant is not a corporation), would result in that tenant’s rents not qualifying as “rents from real property.” Our declaration of trust generally disallows transfers or purported acquisitions, directly or by attribution, of our shares to the extent necessary to maintain our REIT status under the IRC.    Nevertheless, there can be no assurance that these restrictions will be effective to prevent our REIT status from being jeopardized under the 10% affiliated tenant rule.  Furthermore, there can be no assurance that we will be able to monitor and enforce these restrictions, nor will our shareholders necessarily be aware of ownership of shares attributed to them under the IRC’s attribution rules.

•

There is a limited exception to the above prohibition on earning “rents from real property” from a 10% affiliated tenant where the tenant is a taxable REIT subsidiary.  If at least 90% of the leased space of a property is leased to tenants other than taxable REIT subsidiaries and 10% affiliated tenants, and if the taxable REIT subsidiary’s rent to us for space at that property is substantially comparable to the rents paid by nonaffiliated tenants for comparable space at the property, then otherwise qualifying rents paid by the taxable REIT subsidiary to the REIT will not be disqualified on account of the rule prohibiting 10% affiliated tenants.

•

In order for rents to qualify, we generally must not manage the property or furnish or render services to the tenants of the property, except through an independent contractor from whom we derive no income or through one of our taxable REIT subsidiaries.  There is an exception to this rule permitting a REIT to perform customary tenant services of the sort that a tax-exempt organization could perform without being considered in receipt of “unrelated business taxable income,” or UBTI, under Section 512(b)(3) of the IRC.  In addition, a de minimis amount of noncustomary services provided to tenants will not disqualify income as “rents from real property” so long as the value of the impermissible tenant services does not exceed 1% of the gross income from the property.

•

If rent attributable to personal property leased in connection with a lease of real property is 15% or less of the total rent received under the lease, then the rent attributable to personal property will qualify as “rents from real property”; if this 15% threshold is exceeded, the rent attributable to personal property will not so qualify.  The portion of rental income treated as attributable to personal property is determined according to the ratio of the fair market value of the personal property to the total fair market value of the real and personal property that is rented.

We believe that all or substantially all of our rents have qualified and will qualify as “rents from real property” for purposes of Section 856 of the IRC.

In order to qualify as mortgage interest on real property for purposes of the 75% gross income test, interest must derive from a mortgage loan secured by real property with a fair market value at the time the loan is made (reduced by any senior liens on the property) at least equal to the amount of the loan.  If the amount of the loan exceeds the fair market value of the real property (as so reduced by senior liens), the interest will be treated as interest on a mortgage loan in a ratio equal to the ratio of the fair market value of the real property (as so reduced by senior liens) to the total amount of the mortgage loan.

Absent the “foreclosure property” rules of Section 856(e) of the IRC, a REIT’s receipt of active, nonrental gross income from a property would not qualify under the 75% and 95% gross income tests.  But as foreclosure property, the active, nonrental gross income from a property would so qualify.  In the case of property leased by a REIT to a tenant, foreclosure property generally consists of the real property and incidental personal property that the REIT has reduced to possession upon a default or imminent default under the lease by the tenant, and as to which a timely foreclosure property election is made by attaching an appropriate statement to the REIT’s federal income tax return.  Any gain that a REIT recognizes on the sale of foreclosure property held as inventory or primarily for sale to customers, plus any income it receives from foreclosure property that would not qualify under the 75% gross income test in the absence of foreclosure property treatment, reduced by expenses directly connected with the production of those items of income, would be subject to income tax at the maximum corporate rate, currently 35%, under the foreclosure property income tax rules of Section 857(b)(4) of the IRC.  Thus, if a REIT should lease foreclosure property in exchange for rent that qualifies as “rents from real property” as described above, then that rental income is not subject to the foreclosure property income tax.

Other than sales of foreclosure property, any gain we realize on the sale of property held as inventory or other property held primarily for sale to customers in the ordinary course of a trade or business will be treated as income from a prohibited transaction that is subject to a penalty tax at a 100% rate.  This prohibited transaction income also may adversely affect our ability to satisfy the 75% and 95% gross income tests for federal income tax qualification as a REIT.  Whether property is held as inventory or primarily for sale to customers in the ordinary course of a trade or business is a question of fact that depends on all the facts and circumstances surrounding the particular transaction.  There can be no assurance as to whether or not the IRS might successfully assert that one or more of our dispositions is subject to the 100% penalty tax.  Sections 857(b)(6)(C) and (E) of the IRC provide a safe harbor pursuant to which limited sales of real property held for at least two years and meeting specified additional requirements will not be treated as prohibited transactions.  However, compliance with the safe harbor is not always achievable in practice.

We believe that dispositions of assets that we have made, or that we might make in the future, will not be subject to the 100% penalty tax, because our general intent has been and is to:

•	own our assets for investment with a view to long-term income production and capital appreciation;
•	engage in the business of developing, owning, leasing and managing our existing properties and acquiring, developing, owning, leasing and managing new properties; and
•	make occasional dispositions of our assets consistent with our long-term investment objectives.

If we fail to satisfy one or both of the 75% gross income test or the 95% gross income test in any taxable year, we may nevertheless qualify as a REIT for that year if we satisfy the following requirements:

•	our failure to meet the test is due to reasonable cause and not due to willful neglect; and
•	after we identify the failure, we file a schedule describing each item of our gross income included in the 75% gross income test or the 95% gross income test for that taxable year.

It is impossible to state whether in all circumstances we would be entitled to the benefit of this relief provision for the 75% gross income test or the 95% gross income test.  Even if this relief provision does apply, a 100% tax is imposed upon the greater of the amount by which we failed the 75% gross income test or the amount by which we failed the 95% gross income test, with adjustments, multiplied by a fraction intended to reflect our profitability.  This relief provision applies to any failure of the applicable income tests, even if the failure first occurred in a year prior to the taxable year in which the failure was discovered.

Based on the discussion above, we believe that we have satisfied, and will continue to satisfy, the 75% and 95% gross income tests outlined above on a continuing basis beginning with our first taxable year as a REIT.

Asset Tests.  At the close of each calendar quarter of each taxable year, we must also satisfy the following asset percentage tests in order to qualify as a REIT for federal income tax purposes:

•

At least 75% of the value of our total assets must consist of real estate assets, cash and cash items, shares in other REITs, government securities and temporary investments of new capital (that is, stock or debt instruments purchased with proceeds of a stock offering or a public offering of our debt with a term of at least five years, but only for the one year period commencing with our receipt of the offering proceeds).

•	Not more than 25% of the value of our total assets may be represented by securities other than those securities that count favorably toward the preceding 75% asset test.
•

Of the investments included in the preceding 25% asset class, the value of any one non-REIT issuer’s securities that we own may not exceed 5% of the value of our total assets.  In addition, we may not own more than 10% of the vote or value of any one non-REIT issuer’s outstanding securities, unless the securities are “straight debt” securities or otherwise excepted as discussed below.  Our stock and securities in a taxable REIT subsidiary are exempted from these 5% and 10% asset tests.

•	Not more than 25% of the value of our total assets may be represented by stock or securities of taxable REIT subsidiaries.

The above REIT asset tests must be satisfied at the close of each calendar quarter of each taxable year as a REIT.  After a REIT meets the asset tests at the close of any quarter, it will not lose its status as a REIT in any subsequent quarter solely because of fluctuations in the values of its assets.    This grandfathering rule may be of limited benefit to a REIT such as us that makes periodic acquisitions of both qualifying and nonqualifying REIT assets.  When a failure to satisfy the above asset tests results from an acquisition of securities or other property during a quarter, the failure can be cured by disposition of sufficient nonqualifying assets within 30 days after the close of that quarter.

In addition, if we fail the 5% value test or the 10% vote or value tests at the close of any quarter and we do not cure such failure within 30 days after the close of that quarter, that failure will nevertheless be excused if (a) the failure is de minimis and (b) within six months after the last day of the quarter in which we identify the failure, we either dispose of the assets causing the failure or otherwise satisfy the 5% value and 10% vote and value asset tests.  For purposes of this relief provision, the failure will be “de minimis” if the value of the assets causing the failure does not exceed the lesser of (a) 1% of the total value of our assets at the end of the relevant quarter or (b) $10,000,000.  If our failure is not de minimis, or if any of the other REIT asset tests have been violated, we may nevertheless qualify as a REIT if (a) we provide the IRS with a description of each asset causing the failure, (b) the failure was due to reasonable cause and not willful neglect, (c) we pay a tax equal to the greater of (1) $50,000 or (2) the highest rate of corporate tax imposed, currently 35%, on the net income generated by the assets causing the failure during the period of the failure, and (d) within six months after the last day of the quarter in which we identify the failure, we either dispose of the assets causing the failure or otherwise satisfy all of the REIT asset tests.  These relief provisions apply to any failure of the applicable asset tests, even if the failure first occurred in a year prior to the taxable year in which the failure was discovered.

The IRC also provides an excepted securities safe harbor to the 10% value test that includes among other items (a) “straight debt” securities, (b) certain rental agreements in which payment is to be made in subsequent years, (c) any obligation to pay “rents from real property,” (d) securities issued by governmental entities that are not dependent in whole or in part on the profits of or payments from a nongovernmental entity, and (e) any security issued by another REIT.  We have maintained and will continue to maintain records of the value of our assets to document our compliance with the above asset tests, and intend to take actions as may be required to cure any failure to satisfy the tests within 30 days after the close of any quarter or within the six month periods described above.

Based on the discussion above, we believe that we have satisfied, and will continue to satisfy, the above REIT asset tests on a continuing basis beginning with our first taxable year as a REIT.

Annual Distribution Requirements.  In order to qualify for taxation as a REIT under the IRC, we are required to make annual distributions other than capital gain dividends to our shareholders in an amount at least equal to the excess of:

(1)the sum of 90% of our “real estate investment trust taxable income” and 90% of our net income after tax, if any, from property received in foreclosure, over

(2)the amount by which our noncash income (e.g., imputed rental income or income from transactions inadvertently failing to qualify as like-kind exchanges) exceeds 5% of our “real estate investment trust taxable income.”

For these purposes, our “real estate investment trust taxable income” is as defined under Section 857 of the IRC and is computed without regard to the dividends paid deduction and our net capital gain and will generally be reduced by specified corporate-level taxes that we pay (e.g., taxes on built-in gains or taxes on foreclosure property income).

The distributions must be paid in the taxable year to which they relate, or in the following taxable year if declared before we timely file our federal income tax return for the earlier taxable year and if paid on or before the first regular distribution payment after that declaration.  If a dividend is declared in October, November or December to shareholders of record during one of those months, and is paid during the following January, then for federal income tax purposes the dividend will be treated as having been both paid and received on December 31 of the prior taxable year.  A distribution which is not pro rata within a class of our beneficial interests entitled to a distribution, or which is not consistent with the rights to distributions among our classes of beneficial interests, is a preferential distribution that is not taken into consideration for purposes of the distribution requirements, and accordingly the payment of a preferential distribution could affect our ability to meet the distribution requirements.  Taking into account our distribution policies, including the dividend reinvestment plan we have adopted, we do not believe that we have made or will make any preferential distributions.  The distribution requirements may be waived by the IRS if a REIT establishes that it failed to meet them by reason of distributions previously made to meet the requirements of the 4% excise tax discussed below.  To the extent that we do not distribute all of our net capital gain and all of our “real estate investment trust taxable income,” as adjusted, we will be subject to federal income tax at regular corporate rates on undistributed amounts.

In addition, we will be subject to a 4% nondeductible excise tax to the extent we fail within a calendar year to make required distributions to our shareholders of 85% of our ordinary income and 95% of our capital gain net income plus the excess, if any, of the “grossed up required distribution” for the preceding calendar year over the amount treated as distributed for that preceding calendar year.  For this purpose, the term “grossed up required distribution” for any calendar year is the sum of our taxable income for the calendar year without regard to the deduction for dividends paid and all amounts from earlier years that are not treated as having been distributed under the provision.  We will be treated as having sufficient earnings and profits to treat as a dividend any distribution by us up to the amount required to be distributed in order to avoid imposition of the 4% excise tax.

If we do not have enough cash or other liquid assets to meet the 90% distribution requirements, or if we so choose, we may find it necessary or desirable to arrange for new debt or equity financing to provide funds for required distributions in order to maintain our REIT status.  We can provide no assurance that financing would be available for these purposes on favorable terms, if at all.

We may be able to rectify a failure to pay sufficient dividends for any year by paying “deficiency dividends” to shareholders in a later year.  These deficiency dividends may be included in our deduction for dividends paid for the earlier year, but an interest charge would be imposed upon us for the delay in distribution.

In addition to the other distribution requirements above, to preserve our status as a REIT we are required to timely distribute all C corporation earnings and profits that we inherit from acquired corporations.

Our Relationship with SIR

We own a substantial amount of the outstanding common shares of SIR, which we currently expect is and will remain qualified for taxation as a REIT under the IRC.  For any of our taxable years in which SIR qualifies as a REIT, our investment in SIR will count as a qualifying REIT asset toward the REIT gross asset tests and our gains and dividends from SIR common shares will count as qualifying income under the 75% and 95% gross income tests, all as described above.  However, because we do not and cannot control SIR’s compliance with the federal income tax requirements for REIT qualification and taxation, we can provide no assurance that SIR is or will remain qualified for taxation as a REIT under the IRC.  Accordingly, we have joined with SIR in filing a protective taxable REIT subsidiary election under Section 856(l) of the IRC, effective for the third quarter of 2014, have reaffirmed this election as of January 1, 2015, and we may reaffirm this protective election with SIR every January 1 thereafter, unless and until our ownership of SIR falls below 10%.  Pursuant to this protective taxable REIT subsidiary election, we believe that even if SIR is not a REIT for some reason, then it would instead be considered one of our taxable REIT subsidiaries, and as such its value would either fit within our REIT gross asset tests described above or would be such that any penalty taxes associated with our remediation of a REIT asset test failure for which there is reasonable cause, as described above, would be much lower than if no such taxable REIT subsidiary election were in place, though any applicable penalty taxes might still be substantial.  The protective taxable REIT subsidiary election will not impact our compliance with the 75% and 95% gross income tests described above; we do not expect our gains and dividends from SIR common shares to jeopardize compliance with these tests, even if for some reason SIR is not a REIT.

Depreciation and Federal Income Tax Treatment of Leases

Our initial tax bases in our assets will generally be our acquisition cost.  We will generally depreciate our depreciable real property on a straight-line basis over 40 years and our personal property over the applicable shorter periods.  These depreciation schedules may vary for properties that we acquire through tax-free or carryover basis acquisitions.

We are entitled to depreciation deductions from our facilities only if we are treated for federal income tax purposes as the owner of the facilities.  This means that the leases of the facilities must be classified for federal income tax purposes as true leases, rather than as sales or financing arrangements, and we believe this to be the case.

Distributions to our Shareholders

As discussed above, we expect to make distributions to our shareholders from time to time.  These distributions may include cash distributions, in kind distributions of property, and deemed or constructive distributions resulting from capital market activities.  The United States federal income tax treatment of our distributions will vary based on the status of the recipient shareholder as more fully described below under “Taxation of Taxable U.S. Shareholders,” “Taxation of Tax-Exempt U.S. Shareholders,” and “Taxation of Non-U.S. Shareholders.”

A redemption of our shares for cash only will be treated as a distribution under Section 302 of the IRC, and hence taxable as a dividend to the extent of our available current or accumulated earnings and profits, unless the redemption satisfies one of the tests set forth in Section 302(b) of the IRC enabling the redemption to be treated as a sale or exchange of the shares.  The redemption for cash only will be treated as a sale or exchange if it (a) is “substantially disproportionate” with respect to the surrendering shareholder’s ownership in us, (b) results in a “complete termination” of the surrendering shareholder’s entire share interest in us, or (c) is “not essentially equivalent to a dividend” with respect to the surrendering shareholder, all within the meaning of Section 302(b) of the IRC.  In determining whether any of these tests have been met, a shareholder must generally take into account shares considered to be owned by such shareholder by reason of constructive ownership rules set forth in the IRC, as well as shares actually owned by such shareholder.  In addition, if a redemption is treated as a distribution under the preceding tests, then a shareholder’s tax basis in the redeemed shares generally will be transferred to the shareholder’s remaining shares in us, if any, and if such shareholder owns no other shares in us, such basis generally may be transferred to a related person or may be lost entirely.  Because the determination as to whether a shareholder will satisfy any of the tests of Section 302(b) of the IRC depends upon the facts and circumstances at the time that our shares are redeemed, we urge you to consult your own tax advisor to determine your particular tax treatment of any redemption.

Taxation of Taxable U.S. Shareholders

For noncorporate U.S. shareholders, to the extent that their total adjusted income does not exceed applicable thresholds, the maximum federal income tax rate for long-term capital gains and most corporate dividends is generally 15%.  For those noncorporate U.S. shareholders whose total adjusted income exceeds the applicable thresholds, the maximum federal income tax rate for long-term capital gains and most corporate dividends is generally 20%.  However, because we are not generally subject to federal income tax on the portion of our “real estate investment trust taxable income” distributed to our shareholders, dividends on our shares generally are not eligible for such preferential tax rates.  As a result, our ordinary dividends continue to be taxed at the higher federal income tax rates applicable to ordinary income.  To summarize, the preferential federal income tax rates for long-term capital gains and for qualified dividends generally apply to:

(1)long-term capital gains, if any, recognized on the disposition of our shares;

(2)our distributions designated as long-term capital gain dividends (except to the extent attributable to real estate depreciation recapture, in which case the distributions are subject to a maximum 25% federal income tax rate);

(3)our dividends attributable to dividend income, if any, received by us from C corporations such as taxable REIT subsidiaries;

(4)our dividends attributable to earnings and profits that we inherit from C corporations; and

(5)our dividends to the extent attributable to income upon which we have paid federal corporate income tax (such as sale gains subject to the 35% built-in gains tax), net of the corporate taxes thereon.

As long as we qualify as a REIT for United States federal income tax purposes, a distribution to our U.S. shareholders that we do not designate as a capital gain dividend generally will be treated as an ordinary income dividend to the extent of our available current or accumulated earnings and profits.  Distributions made out of our current or accumulated earnings and profits that we properly designate as capital gain dividends generally will be taxed as long-term capital gains, as discussed below, to the extent they do not exceed our actual net capital gain for the taxable year.  However, corporate shareholders may be required to treat up to 20% of any capital gain dividend as ordinary income under Section 291 of the IRC.

In addition, we may elect to retain net capital gain income and treat it as constructively distributed.  In that case:

(1)we will be taxed at regular corporate capital gains tax rates on retained amounts;

(2)each U.S. shareholder will be taxed on its designated proportionate share of our retained net capital gains as though that amount were distributed and designated a capital gain dividend;

(3)each U.S. shareholder will receive a credit or refund for its designated proportionate share of the tax that we pay;

(4)each U.S. shareholder will increase its adjusted basis in our shares by the excess of the amount of its proportionate share of these retained net capital gains over the U.S. shareholder’s proportionate share of the tax that we pay; and

(5)both we and our corporate shareholders will make commensurate adjustments in our respective earnings and profits for federal income tax purposes.

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

Distributions in excess of current or accumulated earnings and profits will not be taxable to a U.S. shareholder to the extent that they do not exceed the shareholder’s adjusted tax basis in the shareholder’s shares, but will reduce the shareholder’s basis in those shares.  To the extent that these excess distributions exceed a U.S. shareholder’s adjusted basis in our shares, they will be included in income as capital gain, with long-term gain generally taxed to noncorporate U.S. shareholders at preferential maximum rates.  No U.S. shareholder may include on its federal income tax return any of our net operating losses or any of our capital losses.

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

A U.S. shareholder will generally recognize gain or loss equal to the difference between the amount realized and the shareholder’s adjusted basis in our shares that are sold or exchanged.  This gain or loss will be capital gain or loss, and will be long-term capital gain or loss if the shareholder’s holding period in our shares exceeds one year.  In addition, any loss upon a sale or exchange of our shares held for six months or less will generally be treated as a long-term capital loss to the extent of our long-term capital gain dividends paid on such shares during the holding period.

U.S. shareholders who are individuals, estates or trusts are generally required to pay a 3.8% Medicare tax on their net investment income (which is calculated by including dividends on and gains from the sale or other disposition of our shares), or in the case of estates and trusts on their net investment income that is not distributed, in each case to the extent that their total adjusted income exceeds applicable thresholds.

If a U.S. shareholder recognizes a loss upon a disposition of our shares in an amount that exceeds a prescribed threshold, it is possible that the provisions of Treasury regulations involving “reportable transactions” could apply, with a resulting requirement to separately disclose the loss-generating transaction to the IRS.  These Treasury regulations are written quite broadly, and apply to many routine and simple transactions.  A reportable transaction currently includes, among other things, a sale or exchange of our shares resulting in a tax loss in excess of (a) $10 million in any single year or $20 million in any combination of years in the case of our shares held by a C corporation or by a partnership with only C corporation partners or (b) $2 million in any single year or $4 million in any combination of years in the case of our shares held by any other partnership or an S corporation, trust or individual, including losses that flow through pass through entities to individuals.  A taxpayer discloses a reportable transaction by filing IRS Form 8886 with its federal income tax return and, in the first year of filing, a copy of Form 8886 must be sent to the IRS’s Office of Tax Shelter Analysis.  The penalty for failing to disclose a reportable transaction is generally $10,000 in the case of a natural person and $50,000 in any other case.

Noncorporate U.S. shareholders who borrow funds to finance their acquisition of our shares could be limited in the amount of deductions allowed for the interest paid on the indebtedness incurred.  Under Section 163(d) of the IRC, interest paid or accrued on indebtedness incurred or continued to purchase or carry property held for investment is generally deductible only to the extent of the investor’s net investment income.  A U.S. shareholder’s net investment income will include ordinary income dividend distributions received from us and, if an appropriate election is made by the shareholder, capital gain dividend distributions and qualified dividends received from us; however, distributions treated as a nontaxable return of the shareholder’s basis will not enter into the computation of net investment income.

Taxation of Tax-Exempt U.S. Shareholders

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

Subject to the pension-held REIT rules discussed below, our distributions made to shareholders that are tax-exempt pension plans, individual retirement accounts or other qualifying tax-exempt entities should not constitute UBTI, provided that the shareholder has not financed its acquisition of our shares with “acquisition indebtedness” within the meaning of the IRC, that the shares are not otherwise used in an unrelated trade or business of the tax-exempt entity, and that, consistent with our present intent, we do not hold a residual interest in a real estate mortgage investment conduit.

Any trusts that are described in Section 401(a) of the IRC and are tax-exempt under Section 501(a) of the IRC, or tax-exempt pension trusts, that own more than 10% by value of a “pension-held REIT” at any time during a taxable year may be required to treat a percentage of all dividends received from the pension-held REIT during the year as UBTI.  This percentage is equal to the ratio of:

(1)the pension-held REIT’s gross income derived from the conduct of unrelated trades or businesses, determined as if the pension-held REIT were a tax-exempt pension trust, less direct expenses related to that income, to

(2)the pension-held REIT’s gross income from all sources, less direct expenses related to that income,

except that this percentage shall be deemed to be zero unless it would otherwise equal or exceed 5%.

A REIT is a pension-held REIT if:

•	the REIT is “predominantly held” by tax-exempt pension trusts; and
•

the REIT would fail to satisfy the “closely held” ownership requirement, discussed above in “REIT Qualification Requirements,” if the stock or beneficial interests in the REIT held by tax-exempt pension trusts were viewed as held by the tax-exempt pension trusts rather than by their respective beneficiaries.

A REIT is predominantly held by tax-exempt pension trusts if at least one tax-exempt pension trust owns more than 25% by value of the interests in such REIT, or if one or more tax-exempt pension trusts, each owning more than 10% by value of the interests in such REIT, own in the aggregate more than 50% by value of the interests in such REIT.  Because of the share ownership concentration restrictions contained in our declaration of trust, we believe that we are not and will not become a pension-held REIT and accordingly, the tax treatment described above should be inapplicable to our tax-exempt shareholders.  However, because our shares are publicly traded, we cannot completely control whether or not we are or will become a pension-held REIT.

Social clubs, voluntary employee benefit associations, supplemental unemployment benefit trusts and qualified group legal services plans exempt from federal income taxation under Sections 501(c)(7), (c)(9), (c)(17) and (c)(20) of the IRC, respectively, are subject to different UBTI rules, which generally will require them to characterize distributions from a REIT as UBTI.  In addition, these prospective investors should consult their own tax advisors concerning any “set aside” or reserve requirements applicable to them.

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

In general, a non-U.S. shareholder will be subject to regular United States federal income tax in the same manner as a U.S. shareholder with respect to its investment in our shares if that investment is effectively connected with the non-U.S. shareholder’s conduct of a trade or business in the United States (and, if provided by an applicable income tax treaty, is attributable to a permanent establishment or fixed base the non-U.S. shareholder maintains in the United States).  In addition, a corporate non-U.S. shareholder that receives income that is or is deemed effectively connected with a trade or business in the United States may also be subject to the 30% branch profits tax under Section 884 of the IRC, or lower applicable tax treaty rate, which is payable in addition to regular United States federal corporate income tax.  The balance of this discussion of the United States federal income taxation of non-U.S. shareholders addresses only those non-U.S. shareholders whose investment in our shares is not effectively connected with the conduct of a trade or business in the United States.

A distribution by us to a non-U.S. shareholder that is not attributable to gain from the sale or exchange of a United States real property interest and that is not designated as a capital gain dividend will be treated as an ordinary income dividend to the extent that it is made out of current or accumulated earnings and profits.  A distribution of this type will generally be subject to United States federal income tax and withholding at the rate of 30%, or at a lower rate if the non-U.S. shareholder has in the manner prescribed by the IRS demonstrated to the applicable withholding agent its entitlement to benefits under a tax treaty.  In the case of any in kind distributions of property, the applicable withholding agent will have to collect the amount required to be withheld by reducing to cash for remittance to the IRS a sufficient portion of the property that the non-U.S. shareholder would otherwise receive, and the non-U.S. shareholder may bear brokerage or other costs for this withholding procedure.  Because we cannot determine our current and accumulated earnings and profits until the end of the taxable year, withholding at the rate of 30% or applicable lower treaty rate will generally be imposed on the gross amount of any distribution to a non-U.S. shareholder that we make and do not designate as a capital gain dividend.  Notwithstanding this withholding on distributions in excess of our current and accumulated earnings and profits, these distributions are a nontaxable return of capital to the extent that they do not exceed the non-U.S. shareholder’s adjusted basis in our shares, and the nontaxable return of capital will reduce the adjusted basis in these shares.  To the extent that distributions in excess of current and accumulated earnings and profits exceed the non-U.S. shareholder’s adjusted basis in our shares, the distributions will give rise to tax liability if the non-U.S. shareholder would otherwise be subject to tax on any gain from the sale or exchange of these shares, as discussed below.  A non-U.S. shareholder may seek a refund from the IRS of amounts withheld on distributions to it in excess of our current and accumulated earnings and profits.

From time to time, some of our distributions may be attributable to the sale or exchange of United States real property interests.  However, capital gain dividends that are received by a non-U.S. shareholder, as well as dividends attributable to our sales of United States real property interests, will be subject to the taxation and withholding regime applicable to ordinary income dividends and the branch profits tax will not apply, provided that (a) these dividends are received with respect to a class of shares that is “regularly traded” on a domestic “established securities market” such as the New York Stock Exchange, or the NYSE, both terms as defined by applicable Treasury regulations, and (b) the non-U.S. shareholder does not own more than 5% of that class of shares at any time during the one-year period ending on the date of distribution of the applicable capital gain and United States real property interest dividends.  If both of these provisions are satisfied, qualifying non-U.S. shareholders will not be subject to withholding either on capital gain dividends or on dividends that are attributable to our sales of United States real property interests as though those amounts were effectively connected with a United States trade or business, and qualifying non-U.S. shareholders will not be required to file United States federal income tax returns or pay branch profits tax in respect of these dividends.  Instead, these dividends will be subject to United States federal income tax and withholding as ordinary dividends, currently at a 30% tax rate unless, as discussed below, reduced by an applicable treaty.  Although there can be no assurance in this regard, we believe that our common shares have been and will remain “regularly traded” on a domestic “established securities market” within the meaning of applicable Treasury regulations; however, we can provide no assurance that our shares will continue to be “regularly traded” on a domestic “established securities market” in future taxable years.

Except as discussed above, for any year in which we qualify as a REIT, distributions that are attributable to gain from the sale or exchange of a United States real property interest are taxed to a non-U.S. shareholder as if these distributions were gains effectively connected with a trade or business in the United States conducted by the non-U.S. shareholder.  Accordingly, a non-U.S. shareholder that does not qualify for the special rule above (a) will be taxed on these amounts at the normal capital gain and other tax rates applicable to a U.S. shareholder, subject to any applicable alternative minimum tax and to a special alternative minimum tax in the case of nonresident alien individuals, (b) will be required to file a United States federal income tax return reporting these amounts, even if applicable withholding is imposed as described below, and (c) if such non-U.S. shareholder is also a corporation, it may owe the 30% branch profits tax under Section 884 of the IRC, or lower applicable tax treaty rate, in respect of these amounts.  The applicable withholding agent will be required to withhold from distributions to such non-U.S. shareholders, and remit to the IRS, 35% of the maximum amount of any distribution that could be designated as a capital gain dividend.  In addition, for purposes of this withholding rule, if we designate prior distributions as capital gain dividends, then subsequent distributions up to the amount of the designated prior distributions will be treated as capital gain dividends.  The amount of any tax withheld is creditable against the non-U.S. shareholder’s

United States federal income tax liability, and the non-U.S. shareholder may file for a refund from the IRS of any amount of withheld tax in excess of that tax liability.

A special “wash sale” rule may apply to a non-U.S. shareholder who owns any class of our shares if (a) the non-U.S. shareholder owns more than 5% of that class of shares at any time during the one-year period ending on the date of the distribution described below, or (b) that class of our shares is not, within the meaning of applicable Treasury regulations, “regularly traded” on a domestic “established securities market” such as the NYSE.  Although there can be no assurance in this regard, we believe that our common shares have been and will remain “regularly traded” on a domestic “established securities market” within the meaning of applicable Treasury regulations, all as discussed above; however, we can provide no assurance that our shares will continue to be “regularly traded” on a domestic “established securities market” in future taxable years.  We thus anticipate this wash sale rule will apply, if at all, only to a non-U.S. shareholder that owns more than 5% of either our common shares or any class of our preferred shares.  Such a non-U.S. shareholder will be treated as having made a “wash sale” of our shares if it (a) disposes of an interest in our shares during the 30 days preceding the ex-dividend date of a distribution by us that, but for such disposition, would have been treated by the non-U.S. shareholder in whole or in part as gain from the sale or exchange of a United States real property interest, and then (b) acquires or enters into a contract to acquire a substantially identical interest in our shares, either actually or constructively through a related party, during the 61 day period beginning 30 days prior to the ex-dividend date.  In the event of such a wash sale, the non-U.S. shareholder will have gain from the sale or exchange of a United States real property interest in an amount equal to the portion of the distribution that, but for the wash sale, would have been a gain from the sale or exchange of a United States real property interest.  As discussed above, a non-U.S. shareholder’s gain from the sale or exchange of a United States real property interest can trigger increased United States taxes, such as the branch profits tax applicable to non-U.S. corporations, and increased United States tax filing requirements.

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

Tax treaties may reduce the withholding obligations on our distributions.  Under some treaties, however, rates below 30% that are applicable to ordinary income dividends from United States corporations may not apply to ordinary income dividends from a REIT or may apply only if the REIT meets specified additional conditions.  A non-U.S. shareholder must generally use an applicable IRS Form W-8, or substantially similar form, to claim tax treaty benefits.  If the amount of tax withheld with respect to a distribution to a non-U.S. shareholder exceeds the shareholder’s United States federal income tax liability with respect to the distribution, the non-U.S. shareholder may file for a refund of the excess from the IRS.  The 35% withholding tax rate discussed above on some capital gain dividends corresponds to the maximum income tax rate applicable to corporate non-U.S. shareholders but is higher than the current preferential maximum rates on capital gains generally applicable to noncorporate non-U.S. shareholders.  Treasury regulations also provide special rules to determine whether, for purposes of determining the applicability of a tax treaty, our distributions to a non-U.S. shareholder that is an entity should be treated as paid to the entity or to those owning an interest in that entity and whether the entity or its owners are entitled to benefits under the tax treaty.  In the case of any constructive distributions or in kind distributions of property, the applicable withholding agent may collect the amount required to be withheld by reducing to cash for remittance to the IRS a sufficient portion of the property that the non-U.S. shareholder would otherwise receive or own if the cash portion of any such distribution is not sufficient to cover the withholding liability, and the non-U.S. shareholder may bear brokerage or other costs for this withholding procedure.

Non-U.S. shareholders should generally be able to treat amounts we designate as retained but constructively distributed capital gains in the same manner as actual distributions of capital gain dividends by us.  In addition, a non-U.S. shareholder should be able to offset as a credit against its federal income tax liability the proportionate share of the tax paid by us on such retained but constructively distributed capital gains.  A non-U.S. shareholder may file for a refund from the IRS for the amount that the non-U.S. shareholder’s proportionate share of tax paid by us exceeds its federal income tax liability on the constructively distributed capital gains.

If our shares are not “United States real property interests” within the meaning of Section 897 of the IRC, then a non-U.S. shareholder’s gain on the sale of these shares generally will not be subject to United States federal income taxation, except that a nonresident alien individual who was in the United States for 183 days or more during the taxable year may be subject to a 30% tax on this gain.  Our shares will not constitute a United States real property interest if we are a “domestically controlled REIT.”  A domestically controlled REIT is a REIT in which at all times during the preceding five-year period less than 50% of the fair market value of the outstanding shares was directly or indirectly held by foreign persons.  We believe that we have been and will remain a domestically controlled REIT and thus a non-U.S. shareholder’s gain on a sale of our shares will not be subject to United States federal income taxation.  However, because our shares are publicly traded, we can provide no assurance that we have been or will remain a domestically controlled REIT.  If we are not a domestically controlled REIT, a non-U.S. shareholder’s gain on the sale of our shares will not be subject to United States federal income taxation as a sale of a United States real property interest, if that class of shares is “regularly traded,” as defined by applicable Treasury regulations, on an established securities market such as the NYSE, and the non-U.S. shareholder has at all times during the preceding five years owned 5% or less by value of that class of shares.  In this regard, because the shares held by others may be redeemed, a non-U.S. shareholder’s percentage interest in a class of our shares may increase even if it acquires no additional shares in that class.  If the gain on the sale of our shares were subject to United States federal income taxation, the non-U.S. shareholder will generally be subject to the same treatment as a U.S. shareholder with respect to its gain and will be required to file a United States federal income tax return reporting that gain; in addition, a corporate non-U.S. shareholder might owe branch profits tax under Section 884 of the IRC.  A purchaser of our shares from a non-U.S. shareholder will not be required to withhold on the purchase price if the purchased shares are regularly traded on an established securities market or if we are a domestically controlled REIT.  Otherwise, a purchaser of our shares from a non-U.S. shareholder may be required to withhold 10% of the purchase price paid to the non-U.S. shareholder and to remit the withheld amount to the IRS.

Information Reporting, Backup Withholding, and Foreign Account Withholding

Information reporting, backup withholding, and foreign account withholding may apply to distributions or proceeds paid to our shareholders under the circumstances discussed below.  If a shareholder is subject to backup or other United States federal income tax withholding, then the applicable withholding agent will be required to withhold the appropriate amount with respect to a deemed or constructive distribution or a distribution in kind even though there is insufficient cash from which to satisfy the withholding obligation.  To satisfy this withholding obligation, the applicable withholding agent may collect the amount of United States federal income tax required to be withheld by reducing to cash for remittance to the IRS a sufficient portion of the property that the shareholder would otherwise receive or own, and the shareholder may bear brokerage or other costs for this withholding procedure.

The backup withholding rate is currently 28%.  Amounts withheld under backup withholding are generally not an additional tax and may be refunded by the IRS or credited against the shareholder’s federal income tax liability.  A U.S. shareholder may be subject to backup withholding when it receives distributions on our shares or proceeds upon the sale, exchange, redemption, retirement or other disposition of our shares, unless the U.S. shareholder properly executes, or has previously properly executed, under penalties of perjury an IRS Form W-9 or substantially similar form that:

•	provides the U.S. shareholder’s correct taxpayer identification number; and
•

certifies that the U.S. shareholder is exempt from backup withholding because it comes within an enumerated exempt category, it has not been notified by the IRS that it is subject to backup withholding, or it has been notified by the IRS that it is no longer subject to backup withholding.

If the U.S. shareholder has not provided and does not provide its correct taxpayer identification number on an IRS Form W-9 or substantially similar form, it may be subject to penalties imposed by the IRS, and the applicable withholding agent may have to withhold a portion of any distributions or proceeds paid to such U.S. shareholder.  Unless the U.S. shareholder has established on a properly executed IRS Form W-9 or substantially similar form that it comes within an enumerated exempt category, distributions or proceeds on our shares paid to it during the calendar year, and the amount of tax withheld, if any, will be reported to it and to the IRS.

Distributions on our shares to a non-U.S. shareholder during each calendar year and the amount of tax withheld, if any, will generally be reported to the non-U.S. shareholder and to the IRS.  This information reporting requirement applies regardless of whether the non-U.S. shareholder is subject to withholding on distributions on our shares or whether the withholding was reduced or eliminated by an applicable tax treaty.  Also, distributions paid to a non-U.S. shareholder on our shares may be subject to backup withholding, unless the non-U.S. shareholder properly certifies to the applicable withholding agent its non-U.S. shareholder status on an IRS Form W-8 or substantially similar form.  Information reporting and backup withholding will not apply to proceeds a non-U.S. shareholder receives upon the sale, exchange, redemption, retirement or other disposition of our shares, if the non-U.S. shareholder properly certifies its non-U.S. shareholder status on an IRS Form W-8 or substantially similar form.  Even without having executed an IRS Form W-8 or substantially similar form, however, in some cases information reporting and backup withholding will not apply to proceeds that a non-U.S. shareholder receives upon the sale, exchange, redemption, retirement or other disposition of our shares if the non-U.S. shareholder receives those proceeds through a broker’s foreign office.

Non-United States financial institutions and other non-United States entities are subject to diligence and reporting requirements for purposes of identifying accounts and investments held directly or indirectly by United States persons.  The failure to comply with these additional information reporting, certification and other requirements could result in a 30% withholding tax on applicable payments to non-United States persons. In particular, a payee that is a foreign financial institution that is subject to the diligence and reporting requirements described above must enter into an agreement with the United States Department of the Treasury requiring, among other things, that it undertake to identify accounts held by “specified United States persons” or “United States owned foreign entities” (each as defined in the IRC), annually report information about such accounts, and withhold 30% on applicable payments to noncompliant foreign financial institutions and account holders. Foreign financial institutions located in jurisdictions that have an intergovernmental agreement with the United States with respect to these requirements may be subject to different rules. The foregoing withholding regime generally applies to payments of dividends on our shares, and is expected to generally apply to other “withholdable payments” (including payments of gross proceeds from a sale or other disposition of our shares) made after December 31, 2016.  Non-U.S. shareholders and shareholders who hold our shares through a non-United States intermediary are encouraged to consult with their tax advisor regarding foreign account tax compliance.

Other Tax Considerations

Our tax treatment and that of our shareholders may be modified by legislative, judicial or administrative actions at any time, which actions may be retroactive in effect.  The rules dealing with federal income taxation are constantly under review by the United States Congress, the IRS and the United States Department of the Treasury, and statutory changes, new regulations, revisions to existing regulations and revised interpretations of established concepts are issued frequently.  Likewise, the rules regarding taxes other than United States federal income taxes may also be modified.  No prediction can be made as to the likelihood of passage of new tax legislation or other provisions, or the direct or indirect effect on us and our shareholders.  Revisions to tax laws and interpretations of these laws could adversely affect our ability to qualify and be taxed as a REIT, as well as the tax or other consequences of an investment in our shares.  We and our shareholders may also be subject to taxation by state, local or other jurisdictions, including those in which we or our shareholders transact business or reside.  These tax consequences may not be comparable to the United States federal income tax consequences discussed above.

ERISA PLANS, KEOGH PLANS AND INDIVIDUAL RETIREMENT ACCOUNTS

General Fiduciary Obligations

Fiduciaries of a pension, profit-sharing or other employee benefit plan subject to Title I of the Employee Retirement Income Security Act of 1974, as amended, or ERISA, must consider whether:

•	their investment in our shares or other securities satisfies the diversification requirements of ERISA;
•	the investment is prudent in light of possible limitations on the marketability of our shares;
•	they have authority to acquire our shares or other securities under the applicable governing instrument and Title I of ERISA; and
•	the investment is otherwise consistent with their fiduciary responsibilities.

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

“Plan Assets” Considerations

The United States Department of Labor has issued a regulation defining “plan assets.”  The regulation generally provides that when an ERISA or non-ERISA plan acquires a security that is an equity interest in an entity and that security is neither a “publicly offered security” nor a security issued by an investment company registered under the Investment Company Act of 1940, as amended, the ERISA plan’s or non-ERISA plan’s assets include both the equity interest and an undivided interest in each of the underlying assets of the entity, unless it is established either that the entity is an operating company or that equity participation in the entity by benefit plan investors is not significant.

Each class of our shares (that is, our common shares and any class of preferred shares that we may issue) must be analyzed separately to ascertain whether it is a publicly offered security.  The regulation defines a publicly offered security as a security that is “widely held,” “freely transferable” and either part of a class of securities registered under the Exchange Act, or sold under an effective registration statement under the Securities Act of 1933, as amended, or the Securities Act, provided the securities are registered under the Exchange Act within 120 days after the end of the fiscal year of the issuer during which the offering occurred.  Each class of our outstanding shares has been registered under the Exchange Act within the necessary time frame to satisfy the foregoing condition.

The regulation provides that a security is “widely held” only if it is part of a class of securities that is owned by 100 or more investors independent of the issuer and of one another.  However, a security will not fail to be “widely held” because the number of independent investors falls below 100 subsequent to the initial public offering as a result of events beyond the issuer’s control.  We believe our common shares have been and will remain widely held, and we expect the same to be true of any class of preferred shares that we may issue, but we can give no assurances in this regard.

The regulation provides that whether a security is “freely transferable” is a factual question to be determined on the basis of all relevant facts and circumstances.  The regulation further provides that, where a security is part of an offering in which the minimum investment is $10,000 or less, some restrictions on transfer ordinarily will not, alone or in combination, affect a finding that these securities are freely transferable.  The restrictions on transfer enumerated in the regulation as not affecting that finding include:

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

We believe that the restrictions imposed under our declaration of trust on the transfer of shares do not result in the failure of our shares to be “freely transferable.”  Furthermore, we believe that there exist no other facts or circumstances limiting the transferability of our shares that are not included among those enumerated as not affecting their free transferability under the regulation, and we do not expect or intend to impose in the future, or to permit any person to impose on our behalf, any limitations or restrictions on transfer that would not be among the enumerated permissible limitations or restrictions.

Assuming that each class of our shares will be “widely held” and that no other facts and circumstances exist that restrict transferability of these shares, we have received an opinion of  our counsel, Sullivan & Worcester LLP, that our shares will not fail to be “freely transferable” for purposes of the regulation due to the restrictions on transfer of our shares under our declaration of trust and that under the regulation each class of our currently outstanding shares is publicly offered and our assets will not be deemed to be “plan assets” of any ERISA plan or non-ERISA plan that acquires our shares in a public offering.  This opinion is conditioned upon certain assumptions and representations, as discussed above in “United States Federal Income Tax Considerations—Taxation as a REIT.”

Item 1A.  Risk Factors

Our business faces many risks. The risks described below may not be the only risks we face, but are the risks we know of that we believe may be material at this time. Additional risks that we do not yet know of, or that we currently think are immaterial, may also impair our business operations or financial results. If any of the events or circumstances described in the following risks occurs, our business, financial condition or results of operations could suffer and the trading price of our securities could decline. Investors and prospective investors should consider the following risks and the information contained under the heading “Warning Concerning Forward Looking Statements” before deciding whether to invest in our securities.

Risks Related to Our Business

We may be unable to lease our properties when our leases expire.

The weighted average remaining term of our leases in effect as of December 31, 2014, excluding one property classified as discontinued operations and one property sold to its tenant at the end of its lease term in February 2015, is 4.9 years based upon annual rental income and 5.1 years based upon occupied square footage. As of December 31, 2014, excluding one property classified as discontinued operations and one property sold to its tenant at the end of its lease term in February 2015, leases representing approximately 59.6% of our annualized rental income and 55.5% of our occupied square footage will expire by December 31, 2019. Although we typically will seek to renew our leases with current tenants when these leases expire, we cannot assure that we will be successful in doing so. If our tenants do not renew their leases, we may be unable to enter into new leases with substitute tenants.

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

There is a general trend among government tenants and in office real estate generally for tenants to decrease the square feet they occupy per employee and to reconfigure leased space for changed use. This increase in utilization rates may result in tenants renewing leases for less square feet than they currently occupy, which could increase our vacancy rate at our properties.

We may be unable to grow our business by acquisitions and our acquisitions may not be successful.

An element of our business plan involves the acquisition of additional properties that are majority leased to government tenants. There are a limited number of such properties, and we will therefore have fewer acquisition opportunities than REITs that purchase properties that are leased to both government and non‑government tenants or properties that are not leased when acquired. In addition, our ability to complete attractive acquisitions may be subject to risks associated with:

•	competition from other investors, including publicly traded and private REITs, numerous financial institutions, individuals and public and private companies;

•	contingencies in our acquisition agreements;

•	the availability of financing; and

•	the terms of our indebtedness.

Additionally, we might encounter unanticipated difficulties and expenditures relating to any acquired properties. For example:

•

notwithstanding pre‑acquisition due diligence, we do not believe that it is possible to fully understand a property before it is owned and operated for an extended period of time, and we could acquire a property that contains undisclosed defects in design or construction;

•	the market in which the acquired property is located may experience unexpected changes that adversely affect the property’s value;

•	the occupancy of properties that we acquire may decline during our ownership, and rents or returns that are in effect or expected at the time a property is acquired may decline thereafter;

•	property operating costs for our acquired properties may be higher than anticipated and our acquired properties may not yield expected returns;

•	if we finance acquisitions using new debt or equity issuances, such financing may result in shareholder dilution;

•

we may acquire properties subject to liabilities and without any recourse, or with only limited recourse, for unknown liabilities such as liabilities for cleanup of undisclosed environmental contamination, claims by tenants, vendors, or other persons dealing with the former owners of the properties and claims for indemnification by general partners, directors, officers and others indemnified by the former owners of the properties;

•	newly acquired properties might require significant management attention that would otherwise be devoted to our ongoing business; and

•	we might never realize the anticipated benefits of our acquisitions.

For these reasons, among others, our business plan to acquire additional properties may not succeed or may cause us to experience losses.

We may be unable to access the capital necessary to repay our debts, invest in our properties or fund acquisitions.

To retain our status as a REIT, we are required to distribute at least 90% of our annual REIT taxable income (excluding capital gains) and satisfy a number of organizational and operational requirements to which REITs are subject. Accordingly, we generally will not be able to retain sufficient cash from operations to repay debts, invest in our properties or fund acquisitions. Our business and growth strategies depend, in part, upon our ability to raise additional capital at reasonable costs to repay our debts, invest in our properties and fund acquisitions. Because of the volatility in the availability of capital to businesses on a global basis and the increased volatility in most debt and equity markets generally, our ability to raise reasonably priced capital is not guaranteed; we may be unable to raise reasonably priced capital because of reasons related to our business, market perceptions of our prospects, the terms of our indebtedness or for reasons beyond our control, such as market conditions. If we are unable to raise reasonably priced capital, our business and growth strategies may fail and we may be unable to remain a REIT.

We face significant competition.

We plan to acquire properties that are majority leased to government tenants whenever we are able to identify investment opportunities we consider appropriate and have sufficient available financing to complete the acquisition. We face significant competition for acquisition opportunities from other investors, including publicly traded and private REITs, numerous financial institutions, individuals and public and private companies. Because of competition, we may be unable to, or may pay a significantly increased purchase price to, acquire a desired property. Some of our competitors may have greater financial and other resources than we have.

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

The U.S. Government’s “green lease” policies may adversely affect us.

In recent years the U.S. Government has instituted “green lease” policies which allow a government tenant to require leadership in energy and environmental design for commercial interiors, or LEED®‑CI, certification in selecting new premises or renewing leases at existing premises. In addition, the Energy Independence and Security Act of 2007 allows the GSA to give preference to buildings for lease that have received an “Energy Star” label. Obtaining such certifications and labels may be costly and time consuming, but our failure to do so may result in our competitive disadvantage in acquiring new or retaining existing government tenants.

Some government tenants have the right to terminate their leases prior to their lease expiration date and changes in the U.S. Government’s and state governments’ requirements for leased space may adversely affect us.

Almost all of our current rents come from government tenants. Some of our leases with government tenants allow the tenants to vacate the leased premises before the stated terms of the leases expire with little or no liability. In particular:

•

Tenants occupying approximately 8.3% of our rentable square feet and contributing approximately 7.1% of our annualized rental income as of December 31, 2014, excluding one property classified as discontinued operations and one property sold to its tenant at the end of its lease term in February 2015, have currently exercisable rights to terminate their leases before the stated term of their leases expire.

•

In 2015, 2016, 2017, 2018, 2019, 2020, 2022 and 2023, excluding one property classified as discontinued operations and one property sold to its tenant at the end of its lease term in February 2015, early termination rights become exercisable by other tenants who currently occupy an additional approximately 3.9%, 4.7%, 2.7%, 1.1%, 4.6%, 2.9%, 1.2% and 1.4% of our rentable square feet, respectively, and contribute an additional approximately 2.3%, 4.8%, 2.2%, 1.3%, 5.1%, 2.9%, 0.7%, and 1.2% of our annualized rental income, respectively, as of December 31, 2014.

•

Pursuant to leases with 13 of our government tenants, these tenants have currently exercisable rights to terminate their leases if their respective legislature or other funding authority does not appropriate rent amounts in their respective annual budgets. These 13 tenants represent approximately 14.6% of our rentable square feet and 15.1% of our annualized rental income as of December 31, 2014.

For fiscal policy reasons, security concerns or other reasons, some or all of our government tenants may decide to exercise early termination rights under our leases or vacate our properties upon expiration of our leases. We believe the U.S. Government is actively trying to reduce the square foot per employee in its owned and leased buildings and trying to consolidate out of leased space and into government owned spaces.  If a significant number of such events occur, our income and cash flow may materially decline and our ability to make or sustain regular distributions to our shareholders may be jeopardized.

We currently have a concentration of properties in the Washington, D.C. metro area and are exposed to changes in market conditions in this area.

Approximately 26.1% of our annualized rental income as of December 31, 2014, excluding one property classified as discontinued operations, was received from properties located in the Washington, D.C. metro area. A downturn in economic conditions in this area could result in reduced demand from tenants for our properties or lower the rents that our government tenants in this area are willing to pay when our leases expire or terminate and when renewal or new terms are negotiated. Additionally, in recent years there has been a decrease in demand for new leased space by the U.S. Government in the Washington, D.C. metro area, and that could increase competition for government tenants and adversely affect our ability to retain government tenants when our leases expire.

We have a substantial amount of indebtedness and other obligations, which could adversely affect our financial condition, and we may incur additional debt.

As of December 31, 2014, we had $1.1 billion in debt outstanding, which was 45.5% of our total book capitalization. Together, these obligations are substantial, could have important consequences to holders of our common shares and could limit our ability to obtain financing for working capital, capital expenditures, acquisitions, refinancing, lease obligations or other purposes.  They may also increase our vulnerability to adverse economic, market and industry conditions, limit our flexibility in planning for, or reacting to, changes in our business operations or to our industry overall, and place us at a disadvantage in relation to competitors that have lower debt levels.  In addition, amounts outstanding under our revolving credit facility and term loans bear interest at variable interest rates. When interest rates increase, so will our interest costs, which could adversely affect our cash flow, our ability to pay principal and interest on our debt and our cost of refinancing our debt when it becomes due.  For further information regarding our exposure to risks associated with market changes in interest rates, please see elsewhere in this Annual Report on Form 10-K, including Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk.” Additionally, if we choose to hedge our interest rate risk, we cannot assure that the hedge will be effective or that our hedging counterparty will meet its obligations to us.  Any or all of the above events and factors could have an adverse effect on our results of operations and financial condition.

If we default under a loan (including any default in covenants contained in our credit agreement or our senior unsecured notes indenture and its supplement), we may be in default under any other loan that has cross-default provisions, further borrowings under our revolving credit facility may be prohibited, outstanding indebtedness under our revolving credit facility, term loan, unsecured notes indenture and its supplement or such other loans may be accelerated, and we could be forced to liquidate our assets for less than the values we would receive in a more orderly process.

Our credit agreement and our senior unsecured notes indenture and its supplement contain terms limiting our ability to incur additional debt.  These terms, or our failure or inability to meet them, could adversely affect our business and may prevent us from making distributions to our shareholders.

Our credit agreement includes various conditions to our borrowing, financial and other covenants, including covenants requiring us to maintain certain minimum debt service coverage and leverage ratios, and events of default.  Our senior unsecured notes indenture and its supplement also impose customary restrictions on us, including requiring us to comply with certain debt to asset ratios and debt service coverage ratios if we want to incur additional debt and requiring us to maintain at least a specified ratio of total unencumbered assets to debt.  We may not be able to satisfy all of these conditions or may default on some of these covenants for various reasons, including matters which are beyond our control. Further, maintaining compliance with these covenants may limit our ability to pursue actions that may otherwise be beneficial to us and our shareholders.

If we are unable to borrow under our revolving credit facility, we may be unable to meet our business obligations or to grow by acquiring additional properties, or we may be required to sell some of our properties. If we default under our credit agreement, our lenders may demand immediate payment and our lenders under our revolving credit facility may elect not to make further borrowings available to us. Additionally, during the continuance of any event of default under our credit agreement, we will be limited or in some cases prohibited from making distributions on our common shares. Any default under our credit agreement that resulted in our obligations to repay outstanding indebtedness being accelerated or in our no longer being permitted to borrow under our revolving credit facility would likely have serious and adverse consequences to us and would likely cause the market price of our common shares to materially decline.

In the future, we may obtain additional debt financing, and the covenants and conditions which apply to any such additional indebtedness may be more restrictive than the covenants and conditions contained in our credit agreement. Defaults under our future debt could likely have the same consequences as described above.

Amounts recoverable under our leases for increased operating costs may be less than the actual increased costs.

Under most of our leases, the tenant’s obligation to pay us adjusted rent for increased operating costs (e.g. the costs of cleaning services, supplies, materials, maintenance, trash removal, landscaping, snow removal, water, sewer charges, heating, electricity and certain administrative expenses) is increased annually based on a cost of living index rather than the actual amount of our costs. Accordingly, the amount of any rent adjustment may not fully offset any increased costs we may incur in providing these services, including any increased energy costs which result from climate change laws designed to reduce carbon emissions or otherwise.

Increasing interest rates may adversely affect us.

Interest rates have been at historically low levels for an extended period of time and it is unclear how long rates will remain low. Increasing interest rates may adversely affect us, including in the following ways:

•

Amounts outstanding under our credit agreements bear interest at variable interest rates. When interest rates increase, so will our interest costs, which could adversely affect our cash flow, our ability to pay principal and interest on our debt, our cost of refinancing our debt when it becomes due and our ability to make or sustain distributions to our shareholders. Additionally, if we choose to hedge our interest rate risk, we cannot assure that the hedge will be effective or that our hedging counterparty will meet its obligations to us.

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

•

Interest rates may negatively impact the value of our common shares, which may increase our cost of capital, including decreasing the amount of equity and debt we may be able to raise, increasing the extent of dilution from any equity offering we may make or increasing the costs to us for any such equity or debt offering.

Ownership of real estate is subject to environmental and climate change risks.

Ownership of real estate is subject to risks associated with environmental hazards. We may be liable for environmental hazards at, or migrating from, our properties, including those created by prior owners or occupants, existing tenants, abutters or other persons. Various federal and state laws impose liabilities upon property owners, such as us, for any environmental damages arising at, or migrating from, properties they own, and we cannot assure that we will not be held liable for environmental investigation and clean up at, or near, our properties, including at sites we own and lease to our tenants. As an owner or previous owner of properties which contain environmental hazards, we also may be liable to pay damages to governmental agencies or third parties for costs and damages they incur arising from environmental hazards at, or migrating from, our properties. Moreover, the costs and damages which may arise from environmental hazards are often difficult to project and may be substantial.

We believe any asbestos in our buildings is contained in accordance with current regulations, and we have no current plans to remove it. If we removed the asbestos or demolished these properties, certain environmental regulations govern the manner in which the asbestos must be handled and removed, and we could incur substantial costs complying with such regulations.

There have recently been severe weather activities in different parts of the country that some observers believe evidence global climate change. Such severe weather that may result from climate change may have an adverse effect on individual properties we own. Further, the current political debate about climate change has resulted in various treaties, laws and regulations which are intended to limit carbon emissions. We believe these laws being enacted or proposed may cause energy costs at our properties to increase. Laws enacted to mitigate climate change may make some of our buildings obsolete or cause us to make material investments in our properties which could materially and adversely affect our financial condition and results of operations. For more information regarding climate change matters and their possible adverse impact on us, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Impact of Climate Change.”

Real estate ownership creates risks and liabilities.

In addition to the risks related to environmental hazards and climate change, our business is subject to other risks associated with real estate ownership, including:

•	the illiquid nature of real estate markets, which limits our ability to sell our assets rapidly to respond to changing market conditions;

•	the subjectivity of real estate valuations and changes in such valuations over time;

•	property and casualty losses;

•	costs that may be incurred relating to property maintenance and repair, and the need to make expenditures due to changes in governmental regulations, including the ADA;

•	legislative and regulatory developments that may occur at the federal, state and local levels that have direct or indirect impact on the ownership, leasing and operation of our properties; and

•	litigation incidental to our business.

We rely on information technology in our operations, and any material failure, inadequacy, interruption or security failure of that technology could harm our business.

We rely on information technology networks and systems, including the Internet, to process, transmit and store electronic information and to manage or support a variety of our business processes, including financial transactions and maintenance of records, which may include personal identifying information of tenants and lease data. We rely on commercially available systems, software, tools and monitoring to provide security for processing, transmitting and storing this confidential information, such as individually identifiable information relating to financial accounts. Although we have taken steps to protect the security of the data maintained in our information systems, it is possible that our security measures will not be able to prevent the systems’ improper functioning, or the improper disclosure of personally identifiable information such as in the event of cyber attacks. Security breaches, including physical or electronic break‑ins, computer viruses, attacks by hackers and similar breaches, can create system disruptions, shutdowns or unauthorized disclosure of confidential information. Any failure to maintain proper function, security and availability of our information systems could interrupt our operations, damage our reputation, subject us to liability claims or regulatory penalties and could materially and adversely affect us.

Changes in lease accounting standards may materially and adversely affect us.

The Financial Accounting Standards Board has proposed accounting rules that would require companies to capitalize all leases on their balance sheets by recognizing a lessee’s rights and obligations. If the proposal is adopted in its current form, many companies that account for certain leases on an “off balance sheet” basis would be required to account for such leases “on balance sheet.” This change would remove many of the differences in the way companies account for owned property and leased property, and could have a material effect on various aspects of our tenants’ businesses, including their credit quality and the factors they consider in deciding whether to own or lease properties. If the proposal is adopted, it could cause companies that lease properties to prefer shorter lease terms, in an effort to reduce the leasing liability required to be recorded on their balance sheets. The proposal could also make lease renewal options less attractive, as, under certain circumstances, the rule would require a tenant to assume that a renewal right will be exercised and accrue a liability relating to the longer lease term.

The U.S. economy has recently experienced a recession and the recovery to date has been slow, unsteady and incomplete.

The U.S. economy has recently experienced a recession and the recovery to date has been slow, unsteady and incomplete, which has created volatile market conditions, resulted in a decrease in availability of credit and led to the insolvency, closure or acquisition of a number of financial institutions. While the markets currently show signs of stabilizing and growth, it remains unclear when the economy will fully recover to pre-recession levels. Continued economic weakness in the U.S. economy generally or a new recession would likely adversely affect our financial condition and that of our tenants, and could impact the ability of our tenants to renew our leases or to pay rent to us.

Insurance on our properties may not adequately cover all losses and uninsured losses could materially and adversely affect us.

Generally, we are responsible for the costs of insurance coverage for our properties, including for casualty, liability, fire and extended coverage. Under certain circumstances insurance proceeds may not be adequate to restore our economic position with respect to an affected property and we could be materially and adversely affected. Furthermore, we do not have any insurance designated to limit any losses that we may incur as a result of known or unknown environmental conditions which are not caused by an insured event, such as, for example, fire or flood.

We may incur significant costs complying with the Americans with Disabilities Act and similar laws.

Under the ADA, places of public accommodation and/or commercial facilities must meet federal requirements related to access and use by disabled persons. We may be required to make substantial capital expenditures at our properties to comply with this law. In addition, non-compliance could result in the imposition of fines or an award of damages to private litigants.

A number of additional federal, state, and local laws and regulations exist regarding access by disabled persons. These regulations may require modifications to our properties or may affect future renovations. These expenditures may have an adverse impact on overall returns on our investments.

Our business could be adversely impacted if there are deficiencies in our disclosure controls and procedures or internal control over financial reporting.

The design and effectiveness of our disclosure controls and procedures and internal control over financial reporting may not prevent all errors, misstatements or misrepresentations. While management will continue to review the effectiveness of our disclosure controls and procedures and internal control over financial reporting, there can be no guarantee that our internal control over financial reporting will be effective in accomplishing all control objectives all of the time. Deficiencies, including any material weakness, in our internal control over financial reporting could result in misstatements of our results of operations, restatements of our financial statements or could otherwise materially adversely affect our business, reputation, results of operations, financial condition or liquidity.

Risks Related to Our Relationships with RMR

We are dependent upon RMR to manage our business and implement our growth strategy.

We have no employees. Personnel and services that we require are provided to us by RMR pursuant to our contracts with RMR. Our ability to achieve our business objectives depends on RMR and its ability to manage our properties, identify and complete our acquisitions and dispositions and to implement our growth strategy. Accordingly, our business is dependent upon RMR’s business contacts, its ability to successfully hire, train, supervise and manage its personnel and its ability to maintain its operating systems. If we lose the services provided by RMR or its key personnel, our business and growth prospects may decline. We may be unable to duplicate the quality and depth of management available to us by becoming internally managed or by hiring another manager. Also, in the event RMR is unwilling or unable to continue to provide management services to us, our cost of obtaining substitute services may be greater than the fees we pay RMR under our management agreements, and as a result our expenses may increase.

Our management structure and agreements and relationship with RMR may restrict our investment activities and may create conflicts of interest or the perception of such conflicts.

RMR is authorized to follow broad operating and investment guidelines and, therefore, has discretion in determining the types of properties that will be appropriate investments for us, as well as our individual operating and investment decisions. Our Board of Trustees periodically reviews our operating and investment guidelines and our operating activities and investments but it does not review or approve each decision made by RMR on our behalf. In addition, in conducting periodic reviews, our Board of Trustees relies primarily on information provided to it by RMR. RMR is owned by our Managing Trustees, Barry Portnoy and Adam Portnoy.

RMR also acts as the manager for three other NYSE-listed REITs: HPT, which owns hotels and travel centers; SNH, which primarily owns healthcare, senior living and medical office buildings; and SIR, which primarily owns and invests in net leased, single tenant properties. RMR also provides services to other publicly and privately owned companies, including FVE, which operates senior living communities; TA, which operates and franchises travel centers and convenience stores; and Sonesta, which operates, manages and franchises hotels, resorts and cruise ships. These multiple responsibilities to public companies and other businesses could create competition for the time and efforts of RMR and Messrs. Barry and Adam Portnoy. Also, RMR's multiple responsibilities to us and to other companies to which it provides management services may create potential conflicts of interest, or the appearance of such conflicts of interest.

Our management agreements were negotiated between related parties, and the terms, including the fees payable to RMR, may not be as favorable to us as they would have been if they were negotiated between unrelated parties. Our property management fees are calculated based on rents we receive and construction supervision fees for construction at our properties overseen and managed by RMR, and our base business management fee is calculated based upon the lower of the historical costs of our real estate investments and our market capitalization. These fee arrangements could incentivize RMR to pursue acquisitions, capital transactions, tenancies and construction projects or to avoid disposing our assets in order to increase or maintain its management fees.  Our Independent Trustees oversee our acquisition and disposition program and capital transactions and regularly review our properties’ results, rents, leasing activities, budgets and construction activities as well as market trends.  If we do not effectively manage our investment, disposition, and capital transactions and leasing, construction and other property management activities, we may pay increased management fees without proportional benefits to our shareholders.

In our management agreements with RMR, we also acknowledge that RMR may engage in other activities or businesses and act as the manager to any other person or entity (including other REITs) even though such person or entity has investment policies and objectives similar to our policies and objectives and we are not entitled to preferential treatment in receiving information, recommendations and other services from RMR. Accordingly, we may lose investment opportunities to, and may compete for tenants with, other businesses managed by RMR.  These agreements do not restrict our ability, or the ability of other businesses managed by RMR, to lease properties to any particular tenant.

Barry Portnoy is Chairman and an employee of RMR, and Adam Portnoy is President, Chief Executive Officer and a director of RMR. All of the members of our Board of Trustees, including our Independent Trustees, are members of one or more boards of trustees or directors of other public companies to which RMR provides management services. All of our executive officers are also executive officers of RMR. The foregoing individuals may hold equity in or positions with other public companies to which RMR provides management services and such equity ownership or positions could create, or appear to create, conflicts of interest with respect to matters involving us, RMR and its related parties.

Our management arrangements with RMR may discourage our change of control.

A default under our credit agreement would occur if RMR ceases to act as our business manager and property manager, unless waived by our lenders holding at least a majority of the aggregate credit exposure under the applicable agreement. RMR is able to terminate its management agreements with us upon 120 days’ written notice.  If we terminate or elect not to renew our business management agreement other than for cause, or if we terminate or elect not to renew our property management agreement other than for cause, we are obligated to pay RMR termination fees.  We may be unable to duplicate, without considerable cost increases, the quality and depth of management available to us by contracting with RMR if we become internally managed or if we contract with other parties for management services. For these reasons, our management agreements with RMR may discourage a change of control of us, including a change of control which might result in payment of a premium for our common shares.

The potential for conflicts of interest as a result of our management structure may provoke dissident shareholder activities that result in significant costs.

In the past, in particular following periods of volatility in the overall market or declines in the market price of a company's securities, shareholder litigation, dissident shareholder trustee nominations and dissident shareholder proposals have often been instituted against companies alleging conflicts of interest in business dealings with affiliated and related persons and entities. Our relationships with RMR, SIR, AIC, the other businesses and entities to which RMR provides management services, Barry Portnoy and Adam Portnoy and with other related parties of RMR may precipitate such activities. These activities, if instituted against us, could result in substantial costs and a diversion of our management's attention even if the action is unfounded.

We may experience losses from our business dealings with AIC.

We have invested approximately $6.0 million in AIC, we have purchased a  substantial portion of our property insurance in a program designed and reinsured in part by AIC, and we periodically consider the possibilities for expanding our relationship with AIC to other types of insurance. We, RMR and five other companies to which RMR provides management services each own 14.3% of AIC, and we and those other AIC shareholders participate in a combined insurance program designed and reinsured in part by AIC. Our principal reason for investing in AIC and for purchasing insurance in these programs is to seek to improve our financial results by obtaining improved insurance coverages at lower costs than may be otherwise available to us or by participating in any profits which we may realize as an owner of AIC. While we believe we have in the past benefitted from these arrangements, these beneficial financial results may not occur in the future, and we may need to invest additional capital in order to continue to pursue these results. AIC’s business involves the risks typical of an insurance business, including the risk that it may not operate profitably. Accordingly, financial benefits from our business dealings with AIC may not be achieved in the future, and we may experience losses from these dealings.

Risks Related to Our Ownership Interest in SIR

The market value of our ownership in SIR may decline.

We own 21,500,000 SIR common shares. As of December 31, 2014, the carrying value of our SIR common shares was $680.1 million, but the market value of those common shares was only $524.8 million based on the closing price of SIR’s common shares on the NYSE on that day. We have no ability to control the market price of SIR’s common shares. If it appears that the market value of our SIR common shares is persistently below the carrying value of our SIR common shares, we may be required to record an impairment charge with regard to our ownership of the SIR common shares, and the amount of this charge may be material.

We may be unable to realize the market value or the carrying value of our SIR common shares at the time of sale.

As of the date of this Annual Report, we own 24.3% of SIR’s total outstanding common shares. Because we own such a large number of SIR common shares which represents such a large percentage of SIR’s outstanding common shares, any effort we make to sell our SIR common shares may depress the market value of SIR’s common shares and we may be unable to realize an otherwise market price for our SIR common shares. Speculation by the press, stock analysts, our shareholders or others regarding our intention with respect to our investment in SIR could adversely affect the market price of SIR’s common shares, including our SIR common shares. Also, we may be unable to sell our SIR common shares for an amount equal to the carrying value of our SIR common shares because of the significance of our SIR holdings, reduced market value of SIR common shares or otherwise.

Although we own a large percentage of SIR’s outstanding common shares, we do not control SIR’s day to day activities, some of which may adversely impact us.

Although we own a large percentage of SIR’s outstanding common shares and may have significant influence over SIR’s board of trustees and the outcome of shareholder actions, we do not control SIR’s day to day activities. Certain activities by SIR could adversely impact us or the value or our investment in SIR. For example:

•	SIR may incur substantial amounts of indebtedness, which may adversely impact the value of SIR’s common shares, including our SIR common shares;

•

SIR’s board of trustees may lower the amount of distributions that SIR pays to its shareholders, including us, which would reduce the cash flow we realize by owning our SIR common shares and could adversely impact our ability to make payments of principal and interest on our indebtedness and future distributions on our common shares;

•	SIR may determine to issue significant amounts of equity capital, which would dilute our ownership interest in SIR;

•

SIR may issue additional common shares at a per share price below the per share carrying value of our SIR common shares, which would dilute the value of our SIR common shares and may require us to recognize losses on our SIR investment;

•

SIR may incur losses because it is unable to maintain the occupancy or rents it now receives from its properties or because of increased operating expenses or otherwise, and any such losses may reduce the value of our SIR common shares; and

•	Our relationship with SIR may create conflicts of interest or the perception of such conflicts.

Risks Related to Our Organization and Structure

Ownership limitations and certain provisions in our declaration of trust and bylaws, as well as certain provisions of Maryland law, may deter, delay or prevent a change in our control or unsolicited acquisition proposals.

Our declaration of trust prohibits any shareholder other than RMR and its affiliates (as defined under Maryland law), and certain persons who have been exempted by our Board of Trustees, from owning (directly and by attribution) more than 9.8% of the number or value of shares of any class or series of our outstanding shares of beneficial interest, including our common shares. This provision of our declaration of trust is intended to assist with our REIT compliance under the IRC and otherwise to promote our orderly governance. However, this provision also inhibits acquisitions of a significant stake in us and may deter, delay or prevent a change in control of us or unsolicited acquisition proposals that a shareholder may consider favorable. Additionally, provisions contained in our declaration of trust and bylaws or under Maryland law may have a similar impact, including, for example, provisions relating to:

•

the division of our Trustees into three classes, with the term of one class expiring each year, which could delay a change of control of us (our shareholders did not approve a proposed amendment at our 2014 annual meeting of shareholders to permit the annual election of all Trustees);

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

Our bylaws and indemnification agreements require us to indemnify any present or former trustee or officer, to the maximum extent permitted by Maryland law, who is made or threatened to be made a party to a proceeding by reason of his or her service in that capacity. However, except with respect to proceedings to enforce rights to indemnification, we will indemnify any person referenced in the previous sentence in connection with a proceeding initiated by such person against us only if such proceeding is authorized by our Board of Trustees or shareholders. In addition, we may be obligated to pay or reimburse the expenses incurred by our present and former Trustees and officers without a preliminary determination of their ultimate entitlement to indemnification. As a result, we and our shareholders may have more limited rights against our present and former Trustees and officers than might otherwise exist absent the provisions in our declaration of trust, bylaws and indemnification agreements or that might exist with other companies, which could limit your recourse in the event of actions not in your best interest.

Disputes with RMR and shareholder litigation against us or our Trustees and officers may be referred to binding arbitration proceedings.

Our contracts with RMR provide that any dispute arising under those contracts may be referred to binding arbitration proceedings. Similarly, our declaration of trust and bylaws provide that actions by our shareholders against us or against our Trustees and officers, including derivative and class actions, may be referred to binding arbitration proceedings. As a result, we and our shareholders would not be able to pursue litigation for these disputes in courts against RMR or our Trustees and officers if the disputes were referred to arbitration. In addition, the ability to collect attorneys' fees or other damages may be limited in the arbitration proceedings, which may discourage attorneys from agreeing to represent parties wishing to commence such a proceeding.

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

As a REIT, we generally do not pay federal and state income taxes. However, actual qualification as a REIT under the IRC depends on satisfying complex statutory requirements, for which there are only limited judicial and administrative interpretations. We believe that we have been organized and have operated, and will continue to be organized and to operate, in a manner that qualified and will continue to qualify us to be taxed under the IRC as a REIT. However, we cannot be certain that, upon review or audit, the IRS will agree with this conclusion. Furthermore, there is no guarantee that the federal government will not someday eliminate REITs or adversely modify their taxation under the IRC.

Maintaining our status as a REIT will require us to continue to satisfy certain tests concerning, among other things, the nature of our assets, the sources of our income and the amounts we distribute to our shareholders. In order to meet these requirements, it may be necessary for us to sell or forgo attractive investments.

If we cease to be a REIT, then our ability to raise capital might be adversely affected, we will be in breach under our credit agreement, we may be subject to material amounts of federal and state income taxes and the value of our common shares likely would decline. In addition, if we lose or revoke our tax status as a REIT for a taxable year, we will generally be prevented from requalifying as a REIT for the next four taxable years.

Distributions to shareholders generally will not qualify for reduced tax rates.

Dividends payable by U.S. corporations to noncorporate shareholders, such as individuals, trusts and estates, are generally eligible for reduced tax rates. Distributions paid by REITs, however, generally are not eligible for these reduced rates. The more favorable rates for corporate dividends may cause investors to perceive that an investment in a REIT is less attractive than an investment in a non‑REIT entity that pays dividends, thereby reducing the demand and market price of our common shares.

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

From time to time, we may generate taxable income greater than our income for financial reporting purposes prepared in accordance with U.S. generally accepted accounting principles, or GAAP, or differences in timing between the recognition of taxable income and the actual receipt of cash may occur. If we do not have other funds available in these situations we could be required to borrow funds on unfavorable terms, sell investments at disadvantageous prices or distribute amounts that would otherwise be invested in future acquisitions to make distributions sufficient to enable us to pay out enough of our taxable income to satisfy the REIT distribution requirement and to avoid corporate income tax and the 4% excise tax in a particular year. These alternatives could increase our costs or reduce our shareholders’ equity. Thus, compliance with the REIT requirements may hinder our ability to grow, which could adversely affect the value of our common shares.

Even if we qualify and remain qualified as a REIT, we may face other tax liabilities that reduce our cash flow.

Even if we qualify and remain qualified for taxation as a REIT, we may be subject to federal, state and local taxes on our income and assets, including taxes on any undistributed income, excise taxes, state or local income, property and transfer taxes, such as mortgage recording taxes, and other taxes. See “Business—United States Federal Income Tax Considerations—Taxation as a REIT.” In addition, in order to meet the REIT qualification requirements, prevent the recognition of certain types of non‑cash income, or avert the imposition of a 100% tax that applies to certain gains derived by a REIT from dealer property or inventory, we may hold some of our assets and operations through our taxable REIT subsidiaries or other subsidiary corporations that will be subject to corporate level income tax at regular rates. Any of these taxes would decrease cash available for distribution to our shareholders.

Risks Related to Our Securities

We cannot assure that we will continue to make distributions to our shareholders and distributions we make may include a return of capital.

We intend to continue to make regular quarterly distributions to our shareholders. However:

•	our ability to make distributions will be adversely affected if any of the risks described herein, or other significant events, occur;

•

our making of distributions is subject to compliance with restrictions contained in our credit agreement and unsecured notes indenture and its supplement, and may be subject to restrictions in future debt we may incur; and

•

any distributions will be made in the discretion of our Board of Trustees and will depend upon various factors that our Board of Trustees deems relevant, including our results of operations, our financial condition, debt and equity capital available to us, our expectation of our future capital requirements and operating performance, including our funds from operations, or FFO, our normalized funds from operations, or Normalized FFO, restrictive covenants in our financial or other contractual arrangements (including those in our credit agreement and our senior unsecured notes indenture and its supplement), tax law requirements to maintain our status as a REIT, restrictions under Maryland law and our expected needs and availability of cash to pay our obligations.

For these reasons, among others, our distribution rate may decline or we may cease making distributions. Also, our distributions may include a return of capital.

Changes in market conditions could adversely affect the market price of our common shares.

As with other publicly traded equity securities and REIT securities, the value of our common shares depends on various market conditions that may change from time to time, including:

•	the extent of investor interest in our securities;

•

the general reputation of REITs and the attractiveness of our equity securities in comparison to other equity securities, including securities issued by other real estate based companies or by other issuers less sensitive to rises in interest rates;

•	our underlying asset value;

•	investor confidence in the stock and bond markets, generally;

•	market interest rates;

•	national economic conditions;

•	changes in tax laws;

•	changes in our credit ratings; and

•	general market conditions.

We believe that one of the factors that investors consider important in deciding whether to buy or sell equity securities of a REIT is the distribution rate, considered as a percentage of the price of the equity securities, relative to market interest rates.  Interest rates have been at historically low levels for an extended period of time.  There is a general market perception that REIT shares outperform in low interest rate environments and underperform in rising interest rate environments when compared to the broader market.  During 2014, there were periods when there were market expectations of rising interest rates, which temporarily increased market interest rates and resulted in declines in the value of REIT shares generally that exceeded any declines for the general market.  Although current market interest rates remain low, some market forecasts are predicting that interest rates will rise in the near to intermediate term.  For example, some industry analysts expect that the United States Federal Reserve may raise short term interest rates, as well as lift its benchmark interest rate from the current historically low level of near zero, during 2015.  If market interest rates increase, prospective purchasers of REIT equity securities may expect a higher distribution rate. Thus, higher market interest rates could cause the market price of our common shares to decline.

Further issuances of equity securities may be dilutive to current shareholders.

The interests of our existing shareholders could be diluted if we issue additional equity securities to finance future acquisitions or to repay indebtedness. Our ability to execute our business strategy depends on our access to an appropriate blend of debt financing, which may include secured and unsecured debt, and equity financing, which may include common and preferred shares.

The Notes are structurally subordinated to the payment of all indebtedness and other liabilities and any preferred equity of our subsidiaries.

We are the sole obligor on our outstanding senior unsecured notes, and our outstanding senior unsecured notes and any notes or other debt securities we may issue in the future, or (together with our outstanding senior unsecured notes) the Notes, are not, and any Notes we may issue in the future may not be, guaranteed by any of our subsidiaries. Our subsidiaries are separate and distinct legal entities and have no obligation, contingent or otherwise, to pay any amounts due on the Notes, or to make any funds available therefor, whether by dividend, distribution, loan or other payments.  The rights of holders of Notes to benefits from any of the assets of our subsidiaries are subject to the prior satisfaction of claims of our subsidiaries’ creditors and any preferred equity holders. As a result, the Notes are and, except, if any, to the extent future Notes are guaranteed by our subsidiaries, will be, structurally subordinated to all of the existing and other debts, liabilities and obligations, including guarantees of other indebtedness of ours, payment obligations under lease agreements, trade payables and any preferred equity, of our subsidiaries. As of December 31, 2014, our subsidiaries had total indebtedness and other liabilities (excluding security and other deposits and guaranties) of $208.3 million and our subsidiaries did not have any outstanding preferred equity.

The Notes are unsecured and effectively subordinated to all of our existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness.

Our outstanding Notes are not secured and any Notes we may issue in the future may not be secured. Upon any distribution to our creditors in a bankruptcy, liquidation, reorganization or similar proceeding relating to us or our property, the holders of our secured debt will be entitled to exercise the remedies available to a secured lender under applicable law and pursuant to the instruments governing such debt and to be paid in full from the assets securing that secured debt before any payment may be made with respect to Notes that are not secured by those assets. In that event, because such Notes will not be secured by any of our assets, it is possible that there will be no assets from which claims of holders of such Notes can be satisfied or, if any assets remain, that the remaining assets will be insufficient to satisfy those claims in full. If the value of such remaining assets is less than the aggregate outstanding principal amount of such Notes and accrued interest and all future debt ranking equally with such Notes, we will be unable to fully satisfy our obligations under such Notes. In addition, if we fail to meet our payment or other obligations under our secured debt, the holders of that secured debt would be entitled to foreclose on our assets securing that secured debt and liquidate those assets. Accordingly, we may not have sufficient funds to pay amounts due on such Notes. As a result, holders of Notes may lose a portion of or the entire value of their investment in such Notes. Further, the terms of the outstanding Notes permit, and the terms of any Notes we may issue in the future may permit us to incur additional secured indebtedness subject to compliance with certain debt ratios. The Notes that are not secured will be effectively subordinated to any such additional secured indebtedness.  As of December 31, 2014, we had $184.3 million in secured mortgage debt.

There is no public market for the Notes, and one may not develop, be maintained or be liquid.

We have not applied for listing of the outstanding Notes on any securities exchange or for quotation of the outstanding Notes on any automatic dealer quotation system and may not do so for Notes issued in the future. We can give no assurances concerning the liquidity of any market that may develop for the Notes, the ability of any investor to sell the Notes or the price at which investors would be able to sell them. If a market for the Notes does not develop, investors may be unable to resell the Notes for an extended period of time, if at all. If a market for the Notes does develop, it may not continue or it may not be sufficiently liquid to allow holders to resell any of the Notes. Consequently, investors may not be able to liquidate their investment readily, and lenders may not readily accept the Notes as collateral for loans.

The Notes may trade at a discount from their initial issue price or principal amount, depending upon many factors, including prevailing interest rates, the ratings assigned by rating agencies, the market for similar securities and other factors, including general economic conditions and our financial condition, performance and prospects. Any decline in trading prices, regardless of cause, may adversely affect the liquidity and trading markets for the Notes.

A downgrade in credit ratings could materially adversely affect the market value of the Notes and may increase our cost of capital.

The outstanding Notes are rated by two rating agencies and Notes we may issue in the future may be rated by one or more rating agencies. These credit ratings are continually reviewed by rating agencies and may change at any time based upon, among other things, our results of operations and financial condition. Negative changes in the ratings assigned to our debt securities could have an adverse effect on the market prices of the Notes and our costs and availability of capital, which could in turn have a material adverse effect on our results of operations and our ability to satisfy our debt service obligations.

Redemption may adversely affect noteholders’ return on the Notes.

We have the right to redeem some or all of the outstanding Notes prior to maturity and may have such a right with respect to any Notes we issue in the future. We may redeem such Notes at times when prevailing interest rates may be relatively low compared to the interest rate of such Notes. Accordingly, holders of such Notes may not be able to reinvest the redemption proceeds in a comparable security at an effective interest rate as high as that of the Notes.

Item 1B.  Unresolved Staff Comments

None.

 Item 2.  Properties

General.  As of December 31, 2014, excluding one property classified as discontinued operations, we owned 72 properties (92 buildings) located in 31 states and the District of Columbia containing approximately 11.0 million rentable square feet. As of December 31, 2014, 50 of those properties (64 buildings), with approximately 7.7 million rentable square feet, were primarily leased to the U.S. Government, 18 of those properties (24 buildings), with approximately 2.6 million rentable square feet, were primarily leased to 12 state governments, one of those properties (one building), with 187,060 rentable square feet, was leased to the United Nations, an international intergovernmental organization, and three of those properties (three buildings), with 507,788 rentable square feet, were primarily leased to non‑government tenants.

The following table provides certain information about our properties, excluding one property classified as discontinued operations, as of December 31, 2014 (dollars in thousands):

			Undepreciated	Depreciated	Annualized
	Number of	Number of	Carrying	Carrying	Rental
Property Location	Properties	Buildings	Value(1)	Value(1)	Income(2)
Alabama	2	2	$23,053	$21,965	$2,930
Arizona	2	2	21,607	20,223	2,268
California	9	9	210,853	171,560	27,576
Colorado	3	5	68,837	54,217	10,681
District of Columbia	2	2	139,786	108,883	24,701
Florida	2	2	48,781	44,704	6,692
Georgia	6	10	142,460	126,029	22,174
Idaho	1	3	32,745	31,045	4,287
Illinois	1	1	15,456	13,687	2,065
Indiana	1	3	75,322	69,574	9,314
Kansas	1	1	11,917	10,602	2,554
Kentucky	1	1	13,431	12,844	2,535
Maryland	8	9	184,703	155,815	27,905
Massachusetts	4	4	81,214	73,534	13,650
Michigan	1	1	18,632	16,531	2,700
Minnesota	2	2	37,828	32,997	3,669
Mississippi	1	1	25,946	24,405	3,773
Missouri	2	2	26,447	21,514	3,887
New Hampshire	1	1	17,206	15,306	2,216
New Jersey	1	1	44,537	40,647	6,887
New Mexico	1	1	2,508	2,253	431
New York	4	4	165,535	148,760	20,360
Oregon	1	1	28,403	26,730	5,056
South Carolina	1	3	15,070	13,031	2,089
Tennessee	1	1	8,172	7,442	2,979
Texas	1	1	12,838	8,756	2,164
Vermont	1	1	9,236	8,229	1,109
Virginia	6	11	167,188	163,958	24,382
Washington	2	4	40,668	31,971	5,467
West Virginia	1	1	5,056	3,260	777
Wisconsin	1	1	5,616	5,192	1,017
Wyoming	1	1	11,325	6,921	1,481
Total	72	92	$1,712,376	$1,492,585	$249,776

(1)	Excludes value assigned to real estate intangibles in purchase price allocation.
(2)

Annualized rental income is defined as the annualized contractual base rents from our tenants pursuant to our lease agreements as of December 31, 2014, plus straight line rent adjustments and estimated recurring expense reimbursements to be paid to us, and excluding lease value amortization.

At December 31, 2014, six properties (eight buildings) with an aggregate undepreciated carrying value of $234.2 million were encumbered by mortgage notes payable totaling $187.7 million. In August 2014, a U.S. Government tenant notified us that it intended to exercise its option to acquire the property it leased from us, with a depreciated carrying value of $29.9 million as of December 31, 2014.   The sale of this property was completed in February 2015 and the sale price was $30.6 million, excluding closing costs.

Item 3.  Legal Proceedings

None.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common shares are traded on the NYSE (symbol: GOV). The following table sets forth for the periods indicated the high and low sale prices for our common shares as reported by the NYSE composite transaction reports:

	High	Low
2014
First Quarter	$25.41	$24.02
Second Quarter	26.30	24.77
Third Quarter	25.68	21.84
Fourth Quarter	23.64	21.71

2013
First Quarter	$27.34	$24.21
Second Quarter	26.93	23.13
Third Quarter	27.03	23.00
Fourth Quarter	25.41	23.33

The closing price of our common shares on the NYSE on February 17, 2015, was $22.94 per common share.

As of February 17, 2015, there were 139 shareholders of record of our common shares.

Information about distributions declared on our common shares  is summarized in the table below. Common share distributions are generally declared and paid in the quarter following the quarter to which they relate.

	Distributions
	Per Common Share
	2014	2013
First Quarter	$0.43	$0.43
Second Quarter	0.43	0.43
Third Quarter	0.43	0.43
Fourth Quarter	0.43	0.43
Total	$1.72	$1.72

All common share distributions shown in the table above have been paid. We currently intend to continue to declare and pay common share distributions on a quarterly basis in cash. However, the timing, amount and form of future distributions are determined at the discretion of our Board of Trustees and will depend upon various factors that our Board of Trustees deems relevant, including our results of operations, our financial condition, debt and equity capital available to us, our expectation of our future capital requirements and operating performance, our FFO, our normalized FFO, our receipt of distributions from SIR, restrictive covenants in our financial or other contractual arrangements (including those in our credit agreement and our senior unsecured notes indenture and its supplement), tax law requirements to maintain our status as a REIT, restrictions under Maryland law and our expected needs and availability of cash to pay our obligations. Therefore, we cannot assure you that we will continue to pay distributions in the future or that the amount of any distributions we do pay will not decrease.

On October 7, November 7 and December 5, 2014 we issued 3,739, 3,953 and 3,764 of our common shares, respectively, to RMR in payment of a portion of the management fee due to RMR pursuant to our business management agreement with RMR.  We issued these shares pursuant to an exemption from registration contained in Section 4(a)(2) of the Securities Act.

Item 6.  Selected Financial Data

The following table sets forth selected financial data for the periods and dates indicated. This data should be read in conjunction with, and is qualified in its entirety by reference to, Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and accompanying notes included in this Annual Report on Form 10‑K. We have reclassified our historical audited consolidated financial statements and selected financial data to report certain properties as discontinued operations (prior to our adoption of Accounting Standards Update 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, effective July 1, 2014). Amounts are in thousands, except per share data.

	Year Ended December 31,
	2014	2013	2012	2011	2010
Income statement data:
Rental income	$251,031	$226,910	$203,700	$168,074	$107,294
Expenses:
Real estate taxes	28,389	25,710	22,485	18,426	11,358
Utility expenses	19,369	17,116	15,767	13,918	7,974
Other operating expenses	45,982	41,134	37,074	29,773	18,126
Depreciation and amortization	66,593	55,699	49,070	37,776	22,466
Loss on asset impairment	2,016	-	-	-	-
Acquisition related costs	1,344	2,439	1,614	3,504	5,582
General and administrative	15,809	12,710	11,924	10,469	6,736
Total expenses	179,502	154,808	137,934	113,866	72,242
Operating income	71,529	72,102	65,766	54,208	35,052
Interest and other income	69	37	29	104	103
Interest expense	(28,048)	(16,831)	(16,892)	(12,057)	(7,351)
Loss on extinguishment of debt	(1,307)	-	-	-	(3,786)
Income before income taxes and equity in
earnings of investees	42,243	55,308	48,903	42,255	24,018
Income tax expense	(117)	(133)	(159)	(203)	(161)
Loss on issuance of shares by an equity investee	(53)	-	-	-	-
Equity in earnings of investees	10,963	334	316	139	(1)
Income from continuing operations	53,036	55,509	49,060	42,191	23,856
Income (loss) from discontinued operations	3,498	(889)	900	3,806	3,939
Net income	$56,534	$54,620	$49,960	$45,997	$27,795

Weighted average shares outstanding (basic)	61,313	54,606	48,558	43,318	34,314
Weighted average shares outstanding (diluted)	61,399	54,685	48,644	43,391	34,341

Per common share data:
Income from continuing operations (basic)	$0.87	$1.02	$1.01	$0.97	$0.70
Income from continuing operations (diluted)	$0.86	$1.02	$1.01	$0.97	$0.69
Income (loss) from discontinued operations (basic and diluted)	$0.06	$(0.02)	$0.02	$0.09	$0.11
Net income per common share (basic and diluted)	$0.92	$1.00	$1.03	$1.06	$0.81
Common distributions paid	$1.72	$1.72	$1.69	$1.67	$1.62

	2014	2013	2012	2011	2010
Balance sheet data (as of December 31):
Total real estate investments (before depreciation)	$1,682,480	$1,568,562	$1,467,863	$1,288,453	$911,327
Real estate investments, net	1,462,689	1,380,927	1,311,202	1,149,243	796,112
Total assets	2,427,615	1,632,452	1,562,134	1,368,575	951,288
Debt, net of premiums and discounts	1,085,117	597,727	492,627	440,883	164,428
Shareholders' equity	1,297,449	989,675	1,027,451	891,668	757,397

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with our consolidated financial statements and accompanying notes included elsewhere in this Annual Report on Form 10‑K.

OVERVIEW

As of December 31, 2014, we owned 72 properties (92 buildings), excluding one property (one building) classified as discontinued operations, located in 31 states and the District of Columbia containing approximately 11.0 million rentable square feet, of which 65.7% was leased to the U.S. Government, 19.6% was leased to 12 state governments, 1.7% was leased to the United Nations, an international intergovernmental organization, 7.9% was leased to various non‑governmental organizations and 5.1% was available for lease. The U.S. Government, 12 state governments and the United Nations combined were responsible for 93.0% and 92.6% of our annualized rental income, as defined below, as of December 31, 2014 and 2013, respectively.

As of December 31, 2014, we also owned 21,500,000 common shares, or approximately 35.9% of the then outstanding common shares, of SIR.  SIR is a REIT that is primarily focused on owning and investing in net leased, single tenant properties.  On January 29, 2015, SIR completed its acquisition of CCIT by merger.  Pursuant to that acquisition, SIR issued approximately 28.4 million of its common shares to CCIT shareholders.  As a result, as of February 17, 2015, our percentage ownership of SIR has declined to approximately 24.3%.  See Note 6 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K for more information regarding SIR’s acquisition of CCIT. We account for our investment in SIR under the equity method.

Property Operations

As of December 31, 2014, excluding properties classified as discontinued operations, 94.9% of our rentable square feet were leased, compared to 94.8% of our rentable square feet as of December 31, 2013. Occupancy data for our properties as of December 31, 2014 and 2013 is as follows (square feet in thousands):

			Comparable
	All Properties(1)		Properties(2)
	December 31,		December 31,
	2014	2013	2014	2013
Total properties	72	68	63	63
Total buildings	92	87	79	79
Total square feet(3)	11,037	10,317	9,636	9,646
Percent leased(4)	94.9%	94.8%	94.3%	94.4%

(1)	Based on properties we owned on December 31, 2014, and excludes properties classified as discontinued operations.
(2)

Based on properties we owned on December 31, 2014 and which we owned continuously since January 1, 2013, and excludes properties classified as discontinued operations. During the period from January 1, 2013 through December 31, 2014,  our comparable properties increased from 53 properties (66 buildings) to 63 properties (79 buildings) as a result of our acquisition of 10 properties (13 buildings).

(3)	Square feet measurements are subject to modest changes when space is re-measured or re-configured for tenants.
(4)

Percent leased includes (i) space being fitted out for tenant occupancy pursuant to our lease agreements, if any, and (ii) space which is leased, but is not occupied or is being offered for sublease by tenants, if any, as of the measurement date.

The average annual effective rental rate per square foot for our properties for the years ended December 31, 2014 and 2013 are as follows:

	Year ended December 31,
	2014	2013
Average annual effective rental rate per square foot(1):
All properties(2)	$24.57	$24.73
Comparable properties(3)	$24.81	$25.18

(1)

Average annual effective rental rate per square foot represents total rental income during the period specified divided by the average rentable square feet leased during the period specified. Excludes properties classified as discontinued operations.

(2)	Based on properties we owned on December 31, 2014, and excludes properties classified as discontinued operations.
(3)	Based on properties we owned on December 31, 2014 and which we owned continuously since January 1, 2013, and excludes properties classified as discontinued operations.

We currently believe that the U.S. property leasing market is improving, but remains weak in parts of the United States. We believe that current government budgetary pressures may cause an increased demand for leased space by government tenants, as opposed to new buildings built by governments. However, these same budgetary pressures could also result in a decrease in government employment, government tenants improving their space utilization or consolidation into existing government owned properties, thereby reducing the demand for government leased space. Our historical experience with respect to properties of the type we own that are majority leased to government tenants has been that government tenants frequently renew leases to avoid the costs and disruptions that may result from relocating their operations. However, relocation could become more prevalent if efforts by government tenants to improve their space utilization requires significant reconfiguration of currently leased space. Accordingly, we are unable to reasonably project what the financial impact of market conditions or changing government financial circumstances will be on our financial results for future periods.

As of December 31, 2014, excluding one property classified as discontinued operations and one property sold to its tenant at the end of its lease term in February 2015, we had leases totaling 686,727 rentable square feet that were scheduled to expire through December 31, 2015. Based upon current market conditions and tenant negotiations for leases scheduled to expire through December 31, 2015, we expect that rental rates we are likely to achieve on new or renewed leases for this space will, in the aggregate and on a weighted (by annualized revenues) average basis, be slightly higher than the rates currently being paid, thereby generally resulting in higher revenue from the same space absent a decrease in occupancies. However, we can provide no assurance that the rental rates we expect will occur or that we will not experience material declines in our rental income due to vacancies upon lease expirations. As of February 17, 2015, tenants with leases totaling 152,181 rentable square feet that are scheduled to expire through December 31, 2015 have notified us that they do not plan to renew their leases upon expiration and we can provide no assurance that additional tenants will not renew their leases upon expiration. Prevailing market conditions and government tenants' needs at the time we negotiate our leases will generally determine rental rates and demand for leased space in our properties; and market conditions and government tenants' needs are beyond our control. As of December 31, 2014,  lease expirations at our properties, excluding one property classified as discontinued operations and one property sold to its tenant at the end of its lease term in February 2015, by year are as follows (square feet and dollars in thousands):

	Number	Expirations			Annualized
	of	of Leased		Cumulative	Rental		Cumulative
	Tenants	Square	Percent	Percent	Income	Percent	Percent
Year(1)	Expiring	Feet(2)	of Total	of Total	Expiring(3)	of Total	of Total
2015	50	686,767	6.8%	6.8%	$13,490	5.6%	5.6%
2016	43	1,058,795	10.4%	17.2%	35,741	14.9%	20.5%
2017	38	705,732	7.0%	24.2%	14,526	6.0%	26.5%
2018	40	1,341,390	13.2%	37.4%	34,717	14.4%	40.9%
2019	31	1,832,615	18.1%	55.5%	44,919	18.7%	59.6%
2020	24	1,280,140	12.6%	68.1%	30,594	12.7%	72.3%
2021	13	859,768	8.5%	76.6%	16,677	6.9%	79.2%
2022	10	657,604	6.5%	83.1%	14,171	5.9%	85.1%
2023	8	487,373	4.8%	87.9%	11,473	4.8%	89.9%
2024 and thereafter	18	1,226,291	12.1%	100.0%	24,291	10.1%	100.0%
Total	275	10,136,475	100.0%		$240,599	100.0%

Weighted average remaining lease term (in years)		5.1			4.9

(1)

The year of lease expiration is pursuant to current contract terms. Some government tenants have the right to vacate their space before the stated expirations of their leases. As of December 31, 2014, government tenants occupying approximately 8.3% of our rentable square feet and responsible for approximately 7.1% of our annualized rental income as of December 31, 2014 have currently exercisable rights to terminate their leases before the stated terms of their leases expire. Also in 2015,  2016,  2017,  2018,  2019,  2020,  2022 and 2023, early termination rights become exercisable by other tenants who currently occupy an additional approximately 3.9%, 4.7%, 2.7%, 1.1%, 4.6%, 2.9%, 1.2% and 1.4% of our rentable square feet, respectively, and contribute an additional approximately 2.3%, 4.8%, 2.2%, 1.3%, 5.1%, 2.9%, 0.7% and 1.2% of our annualized rental income, respectively, as of December 31, 2014. In addition, as of December 31, 2014,  13 of our government tenants have currently exercisable rights to terminate their leases if their respective legislature or other funding authority does not appropriate rent amounts in their respective annual budgets. These 13 tenants occupy approximately 14.6% of our rentable square feet and contribute approximately 15.1% of our annualized rental income as of December 31, 2014.

(2)

Leased square feet is pursuant to leases existing as of December 31, 2014, and includes (i) space being fitted out for tenant occupancy pursuant to our lease agreements, if any, and (ii) space which is leased, but is not occupied or is being offered for sublease by tenants, if any.

(3)

Annualized rental income is defined as the annualized contractual base rents from our tenants pursuant to our lease agreements as of December 31, 2014, plus straight line rent adjustments and estimated recurring expense reimbursements to be paid to us, and excluding lease value amortization.

Acquisition and Disposition Activities (dollar amounts in thousands)

During the year ended December 31, 2014, we acquired four properties (five buildings) for an aggregate purchase price of $167,525, including the assumption of $97,524 of mortgage debt and excluding acquisition costs. We acquired these properties at a range of capitalization rates from 8.0% to 9.3%, with a weighted (by purchase price) average capitalization rate of 8.4%. We calculate the capitalization rate for property acquisitions as the ratio of (x) annual straight line rental income, excluding the impact of above market and below market lease amortization, based on leases in effect on the date of acquisition, less estimated annual property operating expenses as of the date of acquisition, excluding depreciation and amortization expense, to (y) the acquisition purchase price, including the principal amount of assumed debt, if any, and excluding acquisition costs.  We continue to explore and evaluate for possible acquisition additional properties that are majority leased to government tenants; however, we cannot assure that we will reach any agreement to acquire such properties, or that if we do reach any such agreement, that we will complete any such acquisitions.

In February 2014, we sold an office property (one building) located in Phoenix, AZ with 97,145 rentable square feet for $5,000, excluding closing costs.  In September 2014, we sold an office property (one building) located in San Diego, CA with 94,272 rentable square feet for $12,100, excluding closing costs.

In April 2014, we entered into an agreement to sell an office property (one building) located in Falls Church, VA with 164,746 rentable square feet and a net book value of $12,282 at December 31, 2014.  The contract sales price is $16,500, excluding closing costs.  The closing of this sale is subject to conditions, including the purchaser obtaining certain zoning entitlements, and is currently expected to occur in 2015.  We can provide no assurance that the sale of this property will occur.

In August 2014, a U.S. Government tenant notified us that it intended to exercise its option to acquire the office property (one building) it leased from us located in Riverdale, MD with 337,500 rentable square feet and a net book value of

$30,448 as of December 31, 2014, after recording a $2,016 loss on asset impairment during the year ended December 31, 2014. The sale of this property was completed in February 2015 and the sale price was $30,600, excluding closing costs.  We have not identified other properties for disposition at this time.

For more information about our property acquisition and disposition activities, please see “Business—Acquisition Policies” and “Business —Disposition Policies” in Part 1, Item 1 of this Annual Report on Form 10-K and Note 5 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

On July 9, 2014, we acquired 21,500,000 SIR common shares for a cash purchase price equal to approximately $677,500, or $31.51 per share, plus approximately $11,300, or $0.53 per share, of accrued dividends as defined in the purchase agreement, for a total of approximately $688,800, before acquisition related costs.  For more information about this transaction, see Notes 6 and 11 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

Segment Information.

We operate in two business segments: ownership of properties that are primarily leased to government tenants and our equity method investment in SIR.

RESULTS OF OPERATIONS (amounts in thousands, except per share amounts)

Year Ended December 31, 2014, Compared to Year Ended December 31, 2013

					Acquired Properties Results(2)
	Comparable Properties Results(1)				Year Ended		Consolidated Results
	Year Ended December 31,				December 31,		Year Ended December 31,
			$	%					$	%
	2014	2013	Change	Change	2014	2013	2014	2013	Change	Change

Rental income	$226,358	$223,979	$2,379	1.1%	$24,673	$2,931	$251,031	$226,910	$24,121	10.6%
Operating expenses:
Real estate taxes	26,537	25,497	1,040	4.1%	1,852	213	28,389	25,710	2,679	10.4%
Utility expenses	18,176	16,920	1,256	7.4%	1,193	196	19,369	17,116	2,253	13.2%
Other operating expenses	41,887	40,626	1,261	3.1%	4,095	508	45,982	41,134	4,848	11.8%
Total operating expenses	86,600	83,043	3,557	4.3%	7,140	917	93,740	83,960	9,780	11.6%
Net operating income(3)	$139,758	$140,936	$(1,178)	(0.8)%	$17,533	$2,014	157,291	142,950	14,341	10.0%

Other expenses:
Depreciation and amortization							66,593	55,699	10,894	19.6%
Loss on asset impairment							2,016	—	2,016	nm %
Acquisition related costs							1,344	2,439	(1,095)	(44.9)%
General and administrative							15,809	12,710	3,099	24.4%
Total other expenses							85,762	70,848	14,914	21.1%
Operating income							71,529	72,102	(573)	(0.8)%
Interest and other income							69	37	32	86%
Interest expense (including net amortization of debt premiums and discounts and deferred financing fees of $1,310 and $1,340, respectively)							(28,048)	(16,831)	(11,217)	66.6%
Loss on early extinguishment of debt							(1,307)	—	(1,307)	nm
Income from continuing operations before income taxes and equity in earnings of investees							42,243	55,308	(13,065)	(23.6)%
Income tax expense							(117)	(133)	16	(12.0)%
Loss on issuance of shares by an equity investee							(53)	—	(53)	nm
Equity in earnings of investees							10,963	334	10,629	3,182.3%
Income from continuing operations							53,036	55,509	(2,420)	(4.4)%
Income (loss) from discontinued operations							3,498	(889)	4,387	(493.5)%
Net income							$56,534	$54,620	$1,967	3.6%

Weighted average common shares outstanding (basic)							61,313	54,606	6,707	12.3%
Weighted average common shares outstanding (diluted)							61,399	54,685	6,714	12.3%

Per common share amounts:
Net income from continuing operations (basic)							$0.87	$1.02	$(0.15)	(14.7)%
Net income from continuing operations (diluted)							$0.86	$1.02	$(0.16)	(15.8)%
Net income (loss) from discontinued operations (basic and diluted)							$0.06	$(0.02)	$0.08	(400.0)%
Net income (basic and diluted)							$0.92	$1.00	$(0.08)	(8.0)%

Calculation of Funds From Operations and Normalized Funds From Operations(4)

Net income							$56,534	$54,620
Plus: Depreciation and amortization from continuing operations							66,593	55,699
Plus: Depreciation and amortization from discontinued operations							—	1,025
Plus: Loss on asset impairment from continuing operations							2,016	—
Plus: Loss on asset impairment from discontinued operations							—	10,142
Plus: FFO attributable to SIR investment							24,677	—
Less: Equity in earnings SIR							(10,876)	—
Less: Increase in carrying value of asset held for sale							(2,344)	—
Less: Net gain on sale of properties from discontinued operations							(774)	(8,168)
Funds from operations							135,826	113,318
Plus: Acquisition related costs							1,344	2,439
Plus: Loss on early extinguishment of debt							1,307	—
Plus: Loss on issuance of shares by an equity investee							53	—
Plus: Normalized FFO attributable to SIR investment							26,898	—
Less: FFO attributable to SIR investment							(24,677)	—
Normalized funds from operations							$140,751	$115,757
Funds from operations per common share (basic)							$2.22	$2.08
Funds from operations per common share (diluted)							$2.21	$2.07
Normalized funds from operations per common share (basic)							$2.30	$2.12
Normalized funds from operations per common share (diluted)							$2.29	$2.12

(1)

Comparable properties consist of 63 properties (79 buildings) we owned on December 31, 2014 and which we owned continuously since January 1, 2013, and excludes one property classified as discontinued operations.

(2)

Acquired properties consist of nine properties (13 buildings) and five properties (eight buildings), which five properties are included in the previously referenced nine properties, we owned on December 31, 2014 and December 31, 2013, respectively, and which we acquired during the period from January 1, 2013 to December 31, 2014.

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

(4)

We calculate FFO and Normalized FFO as shown above. FFO is calculated on the basis defined by The National Association of Real Estate Investment Trusts, or NAREIT, which is net income, calculated in accordance with GAAP, plus real estate depreciation and amortization and the difference between FFO attributable to our equity investment in SIR and our equity in earnings of SIR but excluding impairment charges on real estate assets, carrying value adjustments of real estate assets held for sale, any gain or loss on sale of properties, as well as certain other adjustments currently not applicable to us. Our calculation of Normalized FFO differs from NAREIT's definition of FFO because we include the difference between FFO and Normalized FFO attributable to our equity investment in SIR, include business management incentive fees, if any, only in the fourth quarter versus the quarter they are recognized as expense in accordance with GAAP and exclude acquisition related costs, loss on early extinguishment of debt and loss on issuance of shares by an equity investee. We consider FFO and Normalized FFO to be appropriate measures of operating performance for a REIT, along with net income, operating income and cash flow from operating activities. We believe that FFO and Normalized FFO provide useful information to investors because by excluding the effects of certain historical amounts, such as depreciation expense, FFO and Normalized FFO may facilitate a comparison of our operating performance between periods and with other REITs. FFO and Normalized FFO are among the factors considered by our Board of Trustees when determining the amount of distributions to our shareholders. Other factors include, but are not limited to, requirements to maintain our status as a REIT, limitations in our credit agreement and public debt covenants, the availability of debt and equity capital, our expectation of our future capital requirements and operating performance, our receipt of distributions from SIR and our expected needs and availability of cash to pay our obligations. FFO and Normalized FFO do not represent cash generated by operating activities in accordance with GAAP and should not be considered as alternatives to net income, operating income or cash flow from operating activities, determined in accordance with GAAP, or as indicators of our financial performance or liquidity, nor are these measures necessarily indicative of sufficient cash flow to fund all of our needs. These measures should be considered in conjunction with net income, operating income and cash flow from operating activities as presented in our Consolidated Statements of Income and Comprehensive Income and Consolidated Statements of Cash Flows. Other REITs and real estate companies may calculate FFO and Normalized FFO differently than we do.

We refer to the 63 properties (79 buildings) we owned on December 31, 2014 and which we have owned continuously since January 1, 2013, excluding one property classified as discontinued operations, as comparable properties.  We refer to the nine properties (13 buildings) we owned as of December 31, 2014, which we acquired during the period from January 1, 2013 to December 31, 2014, as acquired properties.  Our consolidated statement of income for the year ended December 31, 2014 includes the operating results of five acquired properties (eight buildings) for the entire year and four acquired properties (five buildings) for less than the entire year, as we acquired those five properties (eight buildings) prior to January 1, 2014 and we acquired those four properties (five buildings) during 2014.  Our consolidated statement of income for the year ended December 31, 2013 includes the operating results of five acquired properties (eight buildings) for less than the entire year, as those properties were acquired during 2013.

References to changes in the income and expense categories below relate to the comparison of consolidated results for the year ended December 31, 2014, compared to the year ended December 31, 2013.

Rental income.    The increase in rental income reflects the effects of acquired properties and an increase in rental income for comparable properties.  Rental income increased $11,240 from properties acquired after December 31, 2013 and $10,502 from properties acquired during 2013.  Rental income for comparable properties increased  $2,379 due primarily to higher average occupancy during 2014. Rental income includes non-cash straight line rent adjustments totaling $4,501 in 2014 and $2,739 in 2013 and amortization of acquired leases and assumed lease obligations totaling ($868) in 2014 and ($1,123) in 2013.

Real estate taxes. The increase in real estate taxes reflects the effects of acquired properties and an increase in real estate taxes for comparable properties. Real estate taxes increased $815 from properties acquired after December 31, 2013 and $824 from properties acquired during 2013.  Real estate taxes for comparable properties increased  $1,040 due primarily to the effect of higher tax assessments at certain of our properties.

Utility expenses.    The increase in utility expenses reflects the effects of acquired properties and an increase in utility expense for comparable properties.  Utility expenses increased $269 from properties acquired after December 31, 2013 and $728 from properties acquired during 2013.  Utility expenses at comparable properties increased $1,256 primarily due to colder than normal temperatures experienced in certain parts of the United States during the first quarter of 2014.

Other operating expenses.  Other operating expenses consist of property management fees, salaries and benefit costs of property level personnel, repairs and maintenance expense, cleaning expense and other direct costs of operating our properties. The increase in other operating expenses reflects the effects of acquired properties and an increase in expenses for comparable properties.  Other operating expenses increased $1,586 from properties acquired after December 31, 2013 and $2,001 from properties acquired during 2013.  Other operating expenses at comparable properties increased  $1,261 primarily as a result of increases in repair and maintenance costs, partially offset by a decrease in property insurance expenses at certain of our properties.

Depreciation and amortization.  The increase in depreciation and amortization reflects the effect of property acquisitions and improvements made to certain of our properties since January 1, 2013.  Depreciation and amortization increased $6,085 from properties acquired after December 31, 2013 and $4,609 from properties acquired during 2013.  Depreciation and amortization at comparable properties increased  $200 due primarily to improvements made to certain of our properties after January 1, 2013, partially offset by certain depreciable leasing related assets becoming fully depreciated in 2013 and 2014.

Loss on asset impairment.  We recorded a $2,016 loss on asset impairment in 2014 to reduce the carrying value of a property classified as held for sale to its estimated fair value less costs to sell.

Acquisition related costs.  Acquisition related costs in both 2014 and 2013 include legal and due diligence costs incurred in connection with our property acquisition activity.

General and administrative.  General and administrative expenses consist of fees pursuant to our business management agreement with RMR, equity compensation expense, legal and accounting fees, Trustees’ fees and expenses, securities listing and transfer agency fees and other costs relating to our status as a publicly traded company.  The increase in general and administrative expenses primarily reflects the increase in amounts due under our business management agreement due to our property acquisitions since January 1, 2013 and an increase in audit, insurance and other administrative expenses in 2014.

Interest and other income.    The increase in interest and other income is primarily the result of a higher average amount of investable cash in 2014 compared to 2013.

Interest expense.  The increase in interest expense reflects higher average outstanding debt balances and higher weighted average interest rates on those borrowings during 2014 compared to 2013.

Loss on early extinguishment of debt.  We recorded a $1,307 loss on early extinguishment of debt in 2014 in connection with our debt refinancing activities.

Income tax expense. The decrease in income tax expense reflects lower operating income in certain jurisdictions in 2014 compared to 2013.

Loss on issuance of shares by an equity investee. Loss on issuance of shares by an equity investee represents the issuance of common shares by SIR during the period July 9, 2014, the date we acquired our SIR common shares, to December 31, 2014 at prices below our per share carrying value.

Equity in earnings of investees.  Equity in earnings of investees represents our proportionate share of earnings from our investment in AIC for all of 2014 and 2013 of $87 and $334, respectively, and our proportionate share of earnings from our investment in SIR for the period July 9, 2014 to December 31, 2014 of $10,876.

Income (loss) from discontinued operations.  Income (loss) from discontinued operations reflects operating results of two properties sold during 2013, two properties sold during 2014 and one property held for sale and classified as discontinued operations as of December 31, 2014.  Income (loss) from discontinued operations in 2014 includes a $2,344 increase in the carrying value of one property and a gain of $774 from the sale of one property. Income (loss) from discontinued operations in 2013 includes a $10,142 loss on asset impairment for two properties and a gain of $8,168 from the sale of two properties.

Net income.  Our net income increased in 2014 compared to 2013 as a result of the changes noted above.  The percentage increase in net income per basic and diluted share is lower primarily as a result of higher weighted average common shares outstanding due to our issuance of common shares pursuant to a public offering in July 2014.

Year Ended December 31, 2013, Compared to Year Ended December 31, 2012

					Acquired Properties Results(2)
	Comparable Properties Results(1)				Year Ended		Consolidated Results
	Year Ended December 31,				December 31,		Year Ended December 31,
			$	%					$	%
	2013	2012	Change	Change	2013	2012	2013	2012	Change	Change

Rental income	$197,257	$194,498	$2,759	1.4%	$29,653	$9,202	$226,910	$203,700	$23,210	11.4%
Operating expenses:
Real estate taxes	23,337	21,679	1,658	7.6%	2,373	806	25,710	22,485	3,225	14.3%
Utility expenses	15,015	15,246	(231)	(1.5)%	2,101	521	17,116	15,767	1,349	8.6%
Other operating expenses	36,140	35,617	523	1.5%	4,994	1,457	41,134	37,074	4,060	11.0%
Total operating expenses	74,492	72,542	1,950	2.7%	9,468	2,784	83,960	75,326	8,634	11.5%
Net operating income(3)	$122,765	$121,956	$809	0.7%	$20,185	$6,418	142,950	128,374	14,576	11.4%

Other expenses:
Depreciation and amortization							55,699	49,070	6,629	13.5%
Acquisition related costs							2,439	1,614	825	51.1%
General and administrative							12,710	11,924	786	6.6%
Total other expenses							70,848	62,608	8,240	13.2%
Operating income							72,102	65,766	6,336	9.6%
Interest and other income							37	29	8	27.6%
Interest expense (including net amortization of debt premiums and deferred financing fees of $1,340 and $1,332, respectively)							(16,831)	(16,892)	61	(0.4)%
Income from continuing operations before income taxes and equity in earnings of an investee							55,308	48,903	6,405	13.1%
Income tax expense							(133)	(159)	26	(16.4)%
Equity in earnings of an investee							334	316	18	5.7%
Income from continuing operations							55,509	49,060	6,449	13.1%
Income (loss) from discontinued operations							(889)	900	(1,789)	(198.8)%
Net income							$54,620	$49,960	$4,660	9.3%

Weighted average common shares outstanding (basic)							54,606	48,558	6,048	12.5%
Weighted average common shares outstanding (diluted)							54,685	48,644	6,041	12.4%

Per common share amounts (basic and diluted):
Net income from continuing operations							$1.02	$1.01	$0.01	1.0%
Net income (loss) from discontinued operations							$(0.02)	$0.02	$(0.04)	(200.0)%
Net income							$1.00	$1.03	$(0.03)	(2.9)%

Calculation of Funds From Operations and Normalized Funds From Operations(4)

Net income							$54,620	$49,960
Plus: Depreciation and amortization from continuing operations							55,699	49,070
Plus: Depreciation and amortization from discontinued operations							1,025	2,096
Plus: Loss on asset impairment from continuing operations							—	—
Plus: Loss on asset impairment from discontinued operations							10,142	494
Less: Net gain on sale of properties from discontinued operations							(8,168)	—
Funds from operations							113,318	101,620
Plus: Acquisition related costs							2,439	1,614
Normalized funds from operations							$115,757	$103,234
Funds from operations per common share (basic)							$2.08	$2.09
Funds from operations per common share (diluted)							$2.07	$2.09
Normalized funds from operations per common share (basic and diluted)							$2.12	$2.13

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

(3)	See footnote (3) on page 49 for the definition of NOI.
(4)	See footnote (4) on page 50 for the definition of FFO and Normalized FFO.

We refer to the 53 properties (66 buildings) we owned on December 31, 2013 and which we have owned continuously since January 1, 2012, excluding properties classified as discontinued operations, as comparable properties. We refer to the 15 properties (21 buildings) and 10 properties (13 buildings), which 10 properties are included in the previously referenced 15 properties, that we owned as of December 31, 2013 and 2012, respectively, and which we acquired during the period from January 1, 2012 to December 31, 2013, as acquired properties. Our consolidated income statement for the year ended December 31, 2013 includes the operating results of 10 acquired properties (13 buildings) for the entire year and five acquired properties (eight buildings) for less than the entire year, as we acquired those 10 properties (13 buildings) prior to January 1, 2013 and we acquired those five properties (eight buildings) during 2013. Our consolidated income statement for the year ended December 31, 2012 includes the operating results of 10 acquired properties (13 buildings) for less than the entire year, as those properties were purchased during 2012.

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

        Acquisition related costs.    Acquisition related costs in 2013 include a $958 increase in the estimated fair value of additional consideration payable by us, as part of the purchase price related to one of our 2012 acquisitions and, in both 2013 and 2012, legal and other due diligence costs incurred in connection with our acquisition activity.

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

Income tax expense. The decrease in income tax expense reflects lower operating income in certain jurisdictions in 2013 compared to 2012.

        Equity in earnings of an investee.    Equity in earnings of an investee represents our proportionate share of earnings from our investment in AIC.

        Income (loss) from discontinued operations.    Income (loss) from discontinued operations reflects operating results of two properties sold during 2013 and three properties held for sale as of December 31, 2013. Income (loss) from discontinued operations in 2013 includes a $10,142 loss on asset impairment and a gain of $8,168 from the sale of two properties.

        Net income.    Our net income increased in 2013 compared to 2012 as a result of the changes noted above. The percentage change in net income per basic and diluted share is lower primarily as a result of our issuance of common shares pursuant to a public offering in October 2012.

LIQUIDITY AND CAPITAL RESOURCES

Our Operating Liquidity and Resources (dollar amounts in thousands)

Our principal source of funds to meet operating expenses and debt service obligations and pay distributions on our common shares is the operating cash flow we generate from our rental income from our properties and the distributions we expect to receive from our investment in SIR. We believe that our operating cash flow will be sufficient to meet our operating expenses and debt service obligations and pay distributions on our common shares for the next 12 months and for the foreseeable future thereafter. Our future cash flows from operating activities will depend primarily upon our ability to:

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

Our changes in cash flows for the year ended December 31, 2014 compared to the prior year were as follows: (i) cash provided by operating activities increased from $108,391 in 2013 to $130,725 in 2014; (ii) cash used in investing activities increased from $117,507 in 2013 to $748,759 in 2014; and (iii) cash provided by financing activities changed from $11,524 in 2013 to $624,162 in 2014.

The increase in cash provided by operating activities for the year ended December 31, 2014 as compared to the prior year primarily reflects increased operating cash flow from our acquisitions after January 1, 2013, distributions received from our investment in SIR common shares and favorable changes in our working capital accounts in 2014.  The increase in cash used in investing activities for the year ended December 31, 2014 as compared to the prior year was due primarily to our acquisition of 21.5 million SIR common shares partially offset by lower aggregate cash acquisition costs in 2014.  The increase in cash provided by financing activities for the year ended December 31, 2014 as compared to the prior year was due primarily to higher net borrowings and proceeds from a common equity offering and senior notes offering during 2014.

Our Investment and Financing Liquidity and Resources (dollar amounts in thousands, except per share and per square foot amounts)

In order to fund acquisitions and to meet cash needs that may result from timing differences between our receipt of rents and our desire or need to make distributions or pay operating or capital expenses, we maintain a revolving credit facility.

On November 21, 2014, we replaced our then existing $550,000 unsecured revolving credit facility with a maturity date of October 19, 2015 and interest payable on borrowings of LIBOR plus 150 basis points, and our then existing $350,000 unsecured term loan with a maturity date of January 11, 2017 and interest payable on the amount outstanding of LIBOR plus

175 basis points, with $1,300,000 of new facilities consisting of a $750,000 unsecured revolving credit facility, or our revolving credit facility, a $250,000 unsecured term loan and a $300,000 unsecured term loan.

In addition, the credit agreement governing our new revolving credit facility and term loans includes a feature under which the maximum borrowing availability under the facilities may be increased to up to $2,500,000 on a combined basis in certain circumstances.

The maturity date of our new revolving credit facility is January 31, 2019 and, subject to the payment of an extension fee and meeting certain other conditions, includes an option for us to extend the stated maturity date of our revolving credit facility by one year to January 31, 2020.  Borrowings under our revolving credit facility bear interest at a rate of LIBOR plus a premium, which was 125 basis points as of December 31, 2014. We also pay a facility fee of 25 basis points per annum on the total amount of lending commitments under our revolving credit facility.  Both the interest rate premium and the facility fee are subject to adjustment based upon changes to our credit ratings.  We can borrow and repay and reborrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity. As of December 31, 2014, the interest rate payable on borrowings under our revolving credit facility was 1.4%. As of December 31, 2014 and February 17, 2015, we had no amounts outstanding and $750,000 available to borrow under our revolving credit facility.

Our $300,000 unsecured term loan, which matures on March 31, 2020, is prepayable without penalty at any time.  The amount outstanding under our $300,000 term loan bears interest at LIBOR plus a premium, which was 140 basis points as of December 31, 2014.  The interest rate premium is subject to adjustment based upon changes to our credit ratings.  As of December 31, 2014, the interest rate for the amount outstanding under our $300,000 term loan was 1.6%.

Our $250,000 unsecured term loan, which matures on March 31, 2022, is prepayable at any time.  If our $250,000 term loan is repaid prior to November 22, 2015, a prepayment premium of 2.0% of the amount repaid would be incurred.  If our $250,000 term loan is repaid during the period from November 22, 2015 to November 21, 2016, a prepayment premium of 1.0% of the amount repaid would be incurred.  Subsequent to November 21, 2016, no prepayment premiums would be incurred.  The amount outstanding under our $250,000 term loan bears interest at LIBOR plus a premium, which was 180 basis points as of December 31, 2014.  The interest rate premium is subject to adjustment based upon changes to our credit ratings.  As of December 31, 2014, the interest rate for the amount outstanding under our $250,000 term loan was 2.0%.

We used the net proceeds of our $300,000 term loan and our $250,000 term loan to repay the $196,500 in outstanding borrowings under our then existing revolving credit facility and the $350,000 outstanding under our then existing term loan.

On July 9, 2014, we entered into a $500,000 unsecured term loan which was scheduled to mature on July 8, 2015 and was prepayable without penalty at any time.  The amount outstanding under our $500,000 unsecured term loan bore interest at LIBOR plus a premium, which was 175 basis points during the life of the loan. The interest rate premium was subject to adjustment based upon changes to our credit ratings. We used the net proceeds of the $500,000 unsecured term loan to fund a portion of the purchase price of the SIR common shares we acquired on July 9, 2014.  On July 29, 2014, we sold 15,525,000 of our common shares in a public offering at a price of $23.50 per share for net proceeds of approximately $349,787, after deducting the underwriting discount and other offering expenses.  On August 18, 2014, we issued $350,000 of 3.75% unsecured senior notes due August 15, 2019, for net proceeds of approximately $344,293 after deducting the underwriting discount and other offering expenses.  The net proceeds from these offerings were used to fully repay amounts outstanding under the $500,000 unsecured term loan and to reduce amounts outstanding under our then existing revolving credit facility.

We currently expect to use cash balances, borrowings under our revolving credit facility, net proceeds from our property sales, distributions received from our investment in SIR, assumption of mortgage debt and net proceeds from offerings of equity or debt securities to fund our future operations, capital expenditures, distributions to our shareholders and property acquisitions. When significant amounts are outstanding under our revolving credit facility or the maturity date of our revolving credit facility, term loans, or our other debts approach, we intend to explore alternatives for repaying or refinancing such amounts. Such alternatives may include incurring additional term debt, issuing equity or debt securities, extending the maturity date of our revolving credit facility and entering into a new revolving credit facility. Although we cannot provide assurance that we will be successful in consummating any particular type of financing, we believe that we will have access to financing, such as debt and equity offerings, to fund future acquisitions and capital expenditures and to pay our obligations. We currently have an effective shelf registration statement that allows us to issue public securities on an expedited basis, but it does not assure that there will be buyers for such securities.

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

On each of February 21, 2014, May 21, 2014, August 22, 2014 and November 20, 2014, we paid a $0.43 per share distribution to our common shareholders in the amount of $23,530, $23,535, $23,544 and $30,247, respectively.  We funded these distributions using cash on hand and borrowings under our revolving credit facility. On January 12, 2015, we declared a distribution payable to common shareholders of record on January 23, 2015 of $0.43 per share, or approximately  $30,252. We expect to pay this distribution on or about February 26, 2015 using cash on hand and borrowings under our then existing revolving credit facility.

During the year ended December 31, 2014, changes in rentable square feet leased and available for lease at our properties, excluding one property classified as discontinued operations, were as follows:

	Year Ended December 31, 2014
		Available
	Leased	for Lease	Total
Beginning of period	9,779,371	537,245	10,316,616
Changes resulting from:
Acquisition of properties	720,783	9,410	730,193
Lease expirations	(658,555)	658,555	—
Lease renewals(1)	498,188	(498,188)	—
New leases(1)	134,188	(134,188)	—
Remeasurements(2)	—	(10,066)	(10,066)
End of period	10,473,975	562,768	11,036,743

(1)	Based on leases entered into during the year ended December 31, 2014.
(2)	Square feet measurements are subject to modest changes when space is re-measured or re-configured for tenants.

Leases at our properties, excluding one property classified as discontinued operations, totaling 658,555 rentable square feet expired during the year ended December 31, 2014.  During the year ended December 31, 2014 we entered into leases totaling 632,376 rentable square feet which includes lease renewals of 498,188 rentable square feet. The weighted (by rentable square feet) average rental rates for leases of 480,412 rentable square feet entered into with government tenants during the year ended December 31, 2014 increased by 13.6% when compared to the weighted (by rentable square feet) average prior rents for the same space. The weighted (by rentable square feet) average rental rates for leases of 151,964 rentable square feet entered into with non-government tenants during the year ended December 31, 2014 decreased by 12.7% when compared to the weighted (by rentable square feet) average rental rates previously charged for the same space or, in the case of space acquired vacant, market rental rates for similar space in the building at the date of acquisition.

During the year ended December 31, 2014, changes in effective rental rates per square foot achieved for new leases and lease renewals that commenced during the year ended December 31, 2014, when compared to prior effective rental rates per square foot in effect for the same space (and excluding space acquired vacant) were as follows:

	Year Ended December 31, 2014
	Old Effective	New Effective
	Rent Per	Rent Per	Rentable
	Square Foot(1)	Square Foot(1)	Square Feet
New leases	$24.10	$19.10	188,044
Lease renewals	$21.31	$21.95	589,460
Total leasing activity	$21.99	$21.26	777,504

(1)

Effective rental rate includes contractual base rents from our tenants pursuant to our lease agreements, plus straight line rent adjustments and estimated expense reimbursements to be paid to us, and excluding lease value amortization.

During the year ended December 31, 2014, commitments made for expenditures, such as tenant improvements and leasing costs, in connection with leasing space at our properties were as follows:

	Year Ended December 31, 2014
	Government	Non-Government
	Leases	Leases	Total
Rentable square feet leased during the period	480,412	151,964	632,376
Tenant leasing costs and concession commitments(1)	$7,855	$4,561	$12,416
Tenant leasing costs and concession commitments per rentable square foot(1)	$16.35	$30.02	$19.63
Weighted (by square feet) average lease term (years)	5.3	5.8	5.4
Total leasing costs and concession commitments per rentable square foot per year(1)	$3.11	$5.14	$3.64

(1)	Includes commitments made for leasing expenditures and concessions, such as tenant improvements, leasing commissions, tenant reimbursements and free rent.

During the years ended December 31, 2014 and 2013, amounts capitalized at our properties, excluding properties classified as discontinued operations, for tenant improvements, leasing costs, building improvements and development and redevelopment activities were as follows:

	Year Ended
	December 31,
	2014	2013
Tenant improvements(1)	$10,038	$8,659
Leasing costs(2)	$1,977	$5,574
Building improvements(3)	$7,727	$7,015
Development, redevelopment and other activities(4)	$2,139	$7,734

(1)	Tenant improvements include capital expenditures used to improve tenants’ space or amounts paid directly to tenants to improve their space.
(2)	Leasing costs include leasing related costs, such as brokerage commissions and other tenant inducements.
(3)	Building improvements generally include expenditures to replace obsolete building components and expenditures that extend the useful life of existing assets.
(4)

Development, redevelopment and other activities generally include (i) major capital expenditures that are identified at the time of a property acquisition and incurred within a short time period after acquiring the property, and (ii) major capital expenditure projects that reposition a property or result in new sources of revenue.

As of December 31, 2014, our contractual obligations were as follows:

	Payments Due by Period
		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
Long term debt obligations	$1,084,347	$48,906	$109,482	$361,110	$564,849
Tenant related obligations(1)	7,545	6,300	556	689	-
Projected interest expense(2)	143,788	33,435	52,412	45,348	12,593
Total	$1,235,680	$88,641	$162,450	$407,147	$577,442

(1)	Committed tenant related obligations include leasing commissions and tenant improvements and are based on leases in effect as of December 31, 2014.
(2)

Projected interest expense is attributable to only our long term debt obligations as of December 31, 2014 at existing rates and is not intended to project future interest costs which may result from debt prepayments, new debt issuances or changes in interest rates. Projected interest expense does not include interest which may become payable under our revolving credit facility.

Off Balance Sheet Arrangements

As of December 31, 2014, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Debt Covenants (dollars in thousands)

Our principal debt obligations at December 31, 2014 were our $300,000 unsecured term loan, our $250,000 unsecured term loan, $350,000 of publicly issued unsecured senior notes and six secured mortgage loans assumed in connection with certain of our acquisitions.  Our publicly issued unsecured senior notes are governed by an indenture. This indenture and its supplement and our credit agreement contain a number of covenants which generally restrict our ability to incur debts, including debts secured by mortgages on our properties, in excess of calculated amounts, require us to maintain a minimum net worth, restrict our ability to make distributions under certain circumstances and require us to maintain various financial ratios.  Our credit agreement provides for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, such as a change of control of us, which includes RMR ceasing to act as our business manager and property manager. Our mortgage loans are non-recourse, subject to certain limited exceptions, and do not contain any material financial covenants. We believe we were in compliance with the terms and conditions of our respective covenants under our unsecured senior notes indenture and its supplement and our credit agreement at December 31, 2014.

Neither our unsecured senior notes indenture and its supplement nor our credit agreement contain provisions for acceleration which could be triggered by our debt ratings. However, under our credit agreement our highest senior unsecured debt rating is used to determine the fees and interest rates we pay. Accordingly, if that debt rating is downgraded by certain credit rating agencies, our interest expense and related costs under our credit agreement would increase.

Our senior unsecured notes indenture and its supplement contain cross default provisions to any other debts of more than $25,000.  Similarly, our credit agreement has cross default provisions to other indebtedness that is recourse of $25,000 or more and indebtedness that is non recourse of $50,000 or more.

Related Person Transactions (dollars in thousands)

We have relationships and historical and continuing transactions with RMR and others affiliated with RMR. For example, we have no employees and the personnel and various services we require to operate our business are provided to us by RMR pursuant to management agreements and RMR is owned by our Managing Trustees. We also have relationships with other companies to which RMR provides management services and which have trustees, directors and officers who are also trustees, directors or officers of us or RMR, including: SIR, of which we are the largest shareholder and at December 31, 2014 and February 17, 2015 owned approximately 35.9% and 24.3%, respectively, of the outstanding SIR common shares; and AIC, of which we, RMR and five other companies to which RMR provides management services each own approximately 14.3%. We and the other six shareholders of AIC have property insurance providing $500,000 of coverage pursuant to an insurance program arranged by AIC and with respect to which AIC is a reinsurer of certain coverage amounts. For further information about these and other such relationships and related person transactions, please see Notes 6 and 11 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K, which is incorporated herein by reference, and the section captioned "Business" above in Part I, Item 1 of this Annual Report on Form 10-K. In addition, for more information about these transactions and relationships and about the risks that may arise as a result of these and other related person transactions and relationships, please see elsewhere in this Annual Report on Form 10-K, including "Warning Concerning Forward Looking Statements" and Part I, Item 1A, "Risk Factors." Copies of certain of our agreements with these related parties, including our business management agreement and property management agreement with RMR and our shareholders agreement with AIC and its six other shareholders, are publicly available as exhibits to our public filings with the SEC and accessible at the SEC's website.

We believe that our agreements with RMR and AIC are on commercially reasonable terms. We also believe that our relationships with RMR, SIR and AIC and their affiliated and related persons and entities benefit us and, in fact, provide us with competitive advantages in operating and growing our business.

Critical Accounting Policies

Our critical accounting policies are those that will have the most impact on the reporting of our financial condition and results of operations and those requiring significant judgments and estimates. We believe that our judgments and estimates are consistently applied and produce financial information that fairly presents our results of operations. Our most critical accounting policies involve our investments in real property and equity securities. These policies affect our:

•allocation of purchase prices among various asset categories and the related impact on the recognition of rental income and depreciation and amortization expense; and

•assessment of the carrying values and impairments of long lived assets and equity investments.

We allocate the acquisition cost of each property investment to various property components such as land, buildings and improvements and intangibles based on their fair values, and each component generally has a different useful life. For real estate acquired, we record building, land and improvements, and, if applicable, the value of in place leases, the fair market value of above or below market leases and customer relationships at fair value. We allocate the excess, if any, of the consideration over the fair value of assets acquired to goodwill. We base purchase price allocations and the determination of useful lives on our estimates and, under some circumstances, studies from independent real estate appraisal firms to provide market information and evaluations that are relevant to management’s purchase price allocations and determinations of useful lives; however, management is ultimately responsible for the purchase price allocations and determination of useful lives.

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

We periodically evaluate our equity investments for possible indicators of other than temporary impairment whenever events or changes in circumstances indicate the carrying amount of the investment might not be recoverable. These indicators may include the length of time and degree to which the market value of our investment is below our cost basis, the financial condition of the issuer, our intent and ability to be a long term holder of the investment and other considerations.  If the decline in fair value is judged to be other than temporary, we may record an impairment charge to adjust the basis of the investment to its fair value.

Impact of Inflation

Inflation in the past several years in the United States has been modest. Future inflation might have both positive and negative impacts on our business. Inflation might cause the value of our real estate to increase. Inflation might also cause our costs of equity and debt capital and operating costs to increase. An increase in our capital costs or in our operating costs may result in decreased earnings unless it is offset by increased revenues. Our government leases generally provide for annual rent increases based on a cost of living index calculation which may help mitigate against any increased costs as a result of inflation. Further, inflation may permit us to increase rents upon renewal or enter into new leases for the leased space for increased rent amounts.

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

Impact of Climate Change

The current political debate about climate change has resulted in various treaties, laws and regulations which are intended to limit carbon emissions. We believe these laws being enacted or proposed may cause energy costs at our properties to increase in the future. In an effort to reduce the effects of any increased energy costs in the future, we and RMR continuously study ways to improve the energy efficiency at all of our properties. RMR is a member of the Energy Star Partner program, a joint program of the U.S. Environmental Protection Agency and the U.S. Department of Energy which is focused on promoting energy efficiency at commercial properties through its “Energy Star” label program, and a member of the U.S. Green Building Council, a nonprofit organization focused on promoting energy efficiency at commercial properties through its leadership in energy and environmental design, or LEED®, green building program. We do not expect the direct impact of these possible increases in energy costs resulting from laws designed to address climate change to be material to our results of operations because the increased costs either may be the responsibility of our tenants directly or in large part passed through by us to our tenants as additional rent. Although we do not believe it is likely in the foreseeable future, laws enacted to mitigate climate change may make some of our buildings obsolete or cause us to make material investments in our properties which could materially and adversely affect our financial condition and results of operations.

There have recently been severe weather activities in different parts of the country that some observers believe evidence global climate change. Such severe weather that may result from climate change may have an adverse effect on individual properties we own. We mitigate these risks by owning a diversified portfolio of properties and by procuring insurance coverage we believe adequate to protect us from material damages and losses from such activities. However, there can be no assurance that our mitigation efforts will be sufficient or that storms that may occur due to future climate change or otherwise could not have a material adverse effect on our business.

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

At December 31, 2014, our outstanding fixed rate debt consisted of the following:

		Annual	Annual		Interest
	Principal	Interest	Interest		Payments
Debt	Balance(1)	Rate(1)	Expense(1)	Maturity	Due
Senior notes	$350,000	3.75%	$13,307	2019	Semi-annually
Mortgage	83,000	5.55%	4,670	2016	Monthly
Mortgage	47,241	5.73%	2,745	2015	Monthly
Mortgage	23,833	6.21%	1,501	2016	Monthly
Mortgage	14,374	5.88%	857	2021	Monthly
Mortgage	8,958	7.00%	627	2019	Monthly
Mortgage	6,941	8.15%	566	2021	Monthly
	$534,347		$24,273

(1)

The principal balances and interest rates are the amounts determined pursuant to the contracts. In accordance with GAAP, our carrying values and recorded interest expense may differ from these amounts because of market conditions at the time we issued or assumed these debts.  For more information, see Notes 8 and 9 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

Our senior notes require semi-annual interest payments through maturity. Our mortgages require principal and interest payments through maturity pursuant to amortization schedules. Because these debts bear interest at a fixed rate, changes in market interest rates during the term of these debts will not affect our interest obligations. If these debts were refinanced at interest rates which are 100 basis points higher or lower than shown above, our per annum interest cost would increase or decrease, respectively, by approximately $5,415.

Changes in market interest rates would affect the fair value of our fixed rate debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt. Based on the balances outstanding at December 31, 2014, and discounted cash flow analysis through the respective maturity dates, and assuming no other changes in factors that may affect the fair value of our fixed rate debt obligations, a hypothetical immediate 100 basis point increase in interest rates would decrease the fair value of those obligations by approximately $10,632.

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

At December 31, 2014,  our floating rate debt consisted of our $250,000 unsecured term loan and our $300,000 unsecured term loan. We had no amounts outstanding under our $750,000 unsecured revolving credit facility at December 31, 2014. Our revolving credit facility matures in January 2019, and subject to our meeting certain conditions, including our payment of an extension fee, we have the option to extend the stated maturity by one year to January 2020. No principal repayments are required under our revolving credit facility or our term loans prior to maturity, and repayments under our revolving credit facility may be made, and redrawn subject to conditions, at any time without penalty. Our $300,000 unsecured term loan matures on March 31, 2020.  Our $250,000 unsecured term loan matures on March 31, 2022.  Amounts outstanding under our unsecured term loans may be repaid at any time, but after they are repaid amounts may not be redrawn.  Our $300,000 unsecured term loan may be repaid without penalty at any time.    If our $250,000 unsecured term loan is repaid prior to November 22, 2015, a prepayment premium of 2.0% of the amount repaid would be incurred.  If our $250,000 term loan is repaid during the period from November 22, 2015 to November 21, 2016, a prepayment premium of 1.0% of the amount repaid would be incurred.  Subsequent to November 21, 2016, no prepayment premium would be incurred.

Borrowings under our revolving credit facility and term loans are in U.S. dollars and bear interest at a rate of LIBOR plus premiums that are subject to adjustment based upon changes to our credit ratings. Accordingly, we are vulnerable to changes in U.S. dollar based short term rates, specifically LIBOR. In addition, upon renewal or refinancing of our revolving credit facility or term loans, we are vulnerable to increases in interest rate premiums due to market conditions or our perceived credit characteristics. Generally, a change in interest rates would not affect the value of our floating rate debt but would affect our operating results.

The following table presents the impact a 100 basis point increase in interest rates would have on our annual floating rate interest expense as of December 31, 2014:

	Impact of Changes in Interest Rates
		Outstanding	Total Interest	Annual Earnings
	Interest Rate(1)	Debt	Expense Per Year	Per Share Impact(2)

At December 31, 2014	1.8%	$550,000	$10,038	$0.16
100 bps increase	2.8%	$550,000	$15,614	$0.25

(1)	Weighted based on the respective interest rates and outstanding borrowings under our revolving credit facility and term loans as of December 31, 2014.
(2)	Based on the weighted average shares outstanding (basic) for the year ended December 31, 2014.

The following table presents the impact a 100 basis point increase in interest rates would have on our annual floating rate interest expense as of December 31, 2014 if we were fully drawn on our revolving credit facility and our term loans remained outstanding:

	Impact of Changes in Interest Rates
		Outstanding	Total Interest	Annual Earnings
	Interest Rate(1)	Debt	Expense Per Year	Per Share Impact(2)

At December 31, 2014	1.6%	$1,300,000	$20,562	$0.34
100 bps increase	2.6%	$1,300,000	$33,742	$0.55

(1)	Weighted based on the respective interest rates and outstanding borrowings under our revolving credit facility (assuming fully drawn) and term loans as of December 31, 2014.
(2)	Based on the weighted average shares outstanding (basic) for the year ended December 31, 2014.

The foregoing tables show the impact of an immediate change in floating interest rates as of December 31, 2014. If interest rates were to change gradually over time, the impact would be spread over time. Our exposure to fluctuations in floating interest rates will increase or decrease in the future with increases or decreases in the outstanding amount under our revolving credit facility, our existing term loan or other floating rate debt.

Item 8.  Financial Statements and Supplementary Data

The information required by this item is included in Item 15 of this Annual Report on Form 10‑K.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Managing Trustees, our President and our Treasurer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rules 13a‑15 and 15d‑15. Based upon that evaluation, our Managing Trustees, our President and our Treasurer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) in Internal Control—Integrated Framework. Based on our assessment, we believe that, as of December 31, 2014, our internal control over financial reporting is effective.

Ernst & Young LLP, the independent registered public accounting firm that audited our 2014 consolidated financial statements included in this Annual Report on Form 10‑K, has issued an attestation report on our internal control over financial reporting. Its report appears elsewhere herein.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

We have a Code of Conduct that applies to all our representatives, including our officers and trustees and employees of RMR. Our Code of Conduct is posted on our website, www.govreit.com. A printed copy of our Code of Conduct is also available free of charge to any person who requests a copy by writing to our Secretary, Government Properties Income Trust, Two Newton Place, 255 Washington Street, Suite 300, Newton, MA 02458‑1634. We intend to disclose any amendments or waivers to our Code of Conduct applicable to our principal executive officer, principal financial officer, principal accounting officer or controller (or any person performing similar functions) on our website.

The remainder of the information required by Item 10 is incorporated by reference to our definitive Proxy Statement.

Item 11.  Executive Compensation

The information required by Item 11 is incorporated by reference to our definitive Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information.  We may grant our common shares to our officers and other employees of RMR under our equity compensation plan adopted in 2009, or the 2009 Plan. In addition, each of our Trustees receives  common shares under the 2009 Plan as part of his or her annual compensation for serving as a trustee. The terms of grants made under the 2009 Plan are determined by the Compensation Committee of our Board of Trustees, at the time of the grant. The following table is as of December 31, 2014.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted‑average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders—2009 Plan...............	None.	None.	1,659,562(1)
Equity compensation plans not approved by security holders...........................	None.	None.	None.
Total...........................................................................................................	None.	None.	1,659,562(1)

(1)Consists of shares available for issuance pursuant to the terms of the 2009 Plan.  Share awards that are forfeited or repurchased will be added to the shares available for issuance under the 2009 Plan.

Payments by us to RMR are described in Notes 6 and 10 to our Consolidated Financial Statements included in Part IV, Item 5 of this Annual Report on Form 10‑K. The remainder of the information required by Item 12 is incorporated by reference to our definitive Proxy Statement.

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

(a)Index to Financial Statements and Financial Statement Schedules

The following consolidated financial statements and financial statement schedule of Government Properties Income Trust are included on the pages indicated:

Reports of Independent Registered Public Accounting Firm.........................................................................................................	F‑1
Consolidated Balance Sheets as of December 31, 2014 and 2013...................................................................................................	F‑3
Consolidated Statements of Income and Comprehensive Income for each of the three years in the period ended December 31, 2014.........	F‑4
Consolidated Statements of Shareholders’ Equity for each of the three years in the period ended December 31, 2014.............................	F‑5
Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2014.........................................	F‑6
Notes to Consolidated Financial Statements.............................................................................................................................	F‑7
Schedule III—Real Estate and Accumulated Depreciation...........................................................................................................	S‑1

All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions, or are inapplicable, and therefore have been omitted.

(b)Exhibits

Exhibit Number	Description
2.1

Stock Purchase Agreement, dated as of July 8, 2014, among the Company, Equity Commonwealth (formerly known as CommonWealth REIT) and Reit Management & Research LLC. (Incorporated by reference to the Company’s Current Report on Form 8-K dated July 8, 2014.)

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
10.1

Transaction Agreement, dated June 8, 2009, between Equity Commonwealth (formerly known as HRPT Properties Trust) and the Company. (Incorporated by reference to the Company’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2009.)

10.2	Letter Agreement, dated as of July 23, 2014, between the Company and Equity Commonwealth. (Incorporated by reference to the Company’s Current Report on Form 8-K/A dated July 8, 2014.)
10.3

Credit Agreement, dated as of November 21, 2014, among Government Properties Income Trust, Wells Fargo Bank, National Association, as Administrative Agent, and each of the other financial institutions initially a signatory thereto. (Incorporated by reference to the Company’s Current Report on Form 8-K dated November 21, 2014.)

10.4

Amended and Restated Business Management Agreement, dated as of December 23, 2013, between the Company and Reit Management & Research LLC.(+) (Incorporated by reference to the Company’s Current Report on Form 8‑K dated December 23, 2013.)

10.5

First Amendment to Amended and Restated Business Management Agreement, dated as of May 9, 2014, between the Company and Reit Management & Research LLC.(+) (Incorporated by reference to the Company’s Current Report on Form 8-K dated May 9, 2014.)

10.6

Amended and Restated Property Management Agreement, dated as of January 11, 2011, between the Company and Reit Management & Research LLC.(+) (Incorporated by reference to the Company’s Current Report on Form 8‑K dated January 11, 2011.)

10.7

First Amendment to Amended and Restated Property Management Agreement, dated as of December 10, 2012, between the Company and Reit Management & Research LLC.(+) (Incorporated by reference to the Company’s Current Report on Form 8‑K dated December 10, 2012.)

10.8

Second Amendment to Amended and Restated Property Management Agreement, dated as of May 9, 2014, between the Company and Reit Management & Research LLC. (Incorporated by reference to the Company’s Current Report on Form 8-K dated May 9, 2014.)

10.9	2009 Incentive Share Award Plan.(+) (Incorporated by reference to the Company’s Quarterly Report on Form 10‑Q for the quarter ended September 30, 2009.)
10.10	Form of Restricted Share Agreement.(+) (Incorporated by reference to the Company’s Quarterly Report on Form 10‑Q for the quarter ended September 30, 2013.)
10.11	Form of Restricted Share Agreement.(+) (Incorporated by reference to the Company’s Current Report on Form 8-K dated September 17, 2010.)
10.12	Form of Indemnification Agreement.(+) (Incorporated by reference to the Company’s Current Report on Form 8‑ K dated May 16, 2012.)
10.13	Summary of Trustee Compensation.(+) (Incorporated by reference to the Company’s Current Report on Form 8‑ K dated May 2, 2014.)
10.14

Amended and Restated Shareholders Agreement, dated May 21, 2012, by and among Affiliates Insurance Company, Five Star Quality Care, Inc., Hospitality Properties Trust, CommonWealth REIT, Senior Housing Properties Trust, TravelCenters of America LLC, Reit Management & Research LLC, the Company and Select Income REIT. (Incorporated by reference to the Company’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2012.)

10.15

Voting and Standstill Agreement, dated as of August 30, 2014, among Cole Corporate Income Trust, Inc., the Company and American Realty Capital Properties, Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K dated August 30, 2014.)

12.1	Computation of Ratio of Earnings to Fixed Charges. (Filed herewith.)
21.1	Subsidiaries of the Company. (Filed herewith.)
23.1	Consent of Ernst & Young LLP. (Filed herewith.)
23.2	Consent of Sullivan & Worcester LLP. (Contained in Exhibit 8.1.)
31.1	Rule 13a‑14(a) Certification. (Filed herewith.)
31.2	Rule 13a‑14(a) Certification. (Filed herewith.)
31.3	Rule 13a‑14(a) Certification. (Filed herewith.)
31.4	Rule 13a‑14(a) Certification. (Filed herewith.)
32.1	Section 1350 Certification. (Furnished herewith.)

99.1	Allocation Agreement, dated as of July 8, 2014, between the Company and Reit Management & Research, LLC. (Incorporated by reference to the Company’s Current Report on Form 8-K dated July 8, 2014.)
99.2	Audited Financial Statements as of December 31, 2014 for Select Income REIT. (Filed herewith.)
101.1

The following materials from the Company’s Annual Report on Form 10‑K for the year ended December 31, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statements of Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these financial statements, tagged as blocks of text and in detail. (Filed herewith.)

(+)Management contract or compensatory plan or arrangement.

Report of Independent Registered Public Accounting Firm

To the Trustees and Shareholders of Government Properties Income Trust

We have audited the accompanying consolidated balance sheets of Government Properties Income Trust (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of income and comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Government Properties Income Trust at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 4 to the consolidated financial statements, the Company changed its method for reporting discontinued operations effective July 1, 2014.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Government Properties Income Trust’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 20, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Boston, Massachusetts February 20, 2015

Report of Independent Registered Public Accounting Firm

To the Trustees and Shareholders of Government Properties Income Trust

We have audited Government Properties Income Trust’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Government Properties Income Trust’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Assessment of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Government Properties Income Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2014 consolidated financial statements of Government Properties Income Trust and our report dated February 20, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Boston, Massachusetts February 20, 2015

GOVERNMENT PROPERTIES INCOME TRUST

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	December 31,	December 31,
	2014	2013
ASSETS
Real estate properties:
Land	$254,008	$243,686
Buildings and improvements	1,428,472	1,324,876
Total real estate properties, gross	1,682,480	1,568,562
Accumulated depreciation	(219,791)	(187,635)
Total real estate properties, net	1,462,689	1,380,927

Equity investment in Select Income REIT	680,137	—
Assets of discontinued operations	13,165	25,997
Assets of property held for sale	32,797	—
Acquired real estate leases, net	150,080	142,266
Cash and cash equivalents	13,791	7,663
Restricted cash	2,280	1,689
Rents receivable, net	36,239	33,350
Deferred leasing costs, net	11,450	11,618
Deferred financing costs, net	12,782	3,911
Other assets, net	12,205	25,031
Total assets	$2,427,615	$1,632,452

LIABILITIES AND SHAREHOLDERS’ EQUITY
Unsecured revolving credit facility	$—	$157,000
Unsecured term loans	550,000	350,000
Unsecured senior notes, net of discount	347,423	—
Mortgage notes payable, including premiums	187,694	90,727
Liabilities of discontinued operations	150	276
Liabilities of property held for sale	343	—
Accounts payable and accrued expenses	26,471	23,216
Due to related persons	2,161	2,474
Assumed real estate lease obligations, net	15,924	19,084
Total liabilities	1,130,166	642,777

Commitments and contingencies

Shareholders’ equity:
Common shares of beneficial interest, $.01 par value: 100,000,000 and 70,000,000 shares authorized, respectively, 70,349,227 and 54,722,018 shares issued and
outstanding, respectively	703	547
Additional paid in capital	1,457,631	1,105,679
Cumulative net income	248,447	191,913
Cumulative other comprehensive income	37	49
Cumulative common distributions	(409,369)	(308,513)
Total shareholders’ equity	1,297,449	989,675
Total liabilities and shareholders’ equity	$2,427,615	$1,632,452

See accompanying notes.

GOVERNMENT PROPERTIES INCOME TRUST

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(amounts in thousands, except per share data)

	Year Ended December 31,
	2014	2013	2012

Rental income	$251,031	$226,910	$203,700

Expenses:
Real estate taxes	28,389	25,710	22,485
Utility expenses	19,369	17,116	15,767
Other operating expenses	45,982	41,134	37,074
Depreciation and amortization	66,593	55,699	49,070
Loss on asset impairment	2,016	—	—
Acquisition related costs	1,344	2,439	1,614
General and administrative	15,809	12,710	11,924
Total expenses	179,502	154,808	137,934

Operating income	71,529	72,102	65,766
Interest and other income	69	37	29
Interest expense (including net amortization of debt premiums and discounts
and deferred financing fees of $1,310, $1,340 and $1,332, respectively)	(28,048)	(16,831)	(16,892)
Loss on early extinguishment of debt	(1,307)	—	—
Income from continuing operations before income taxes and equity in
earnings of investees	42,243	55,308	48,903
Income tax expense	(117)	(133)	(159)
Loss on issuance of shares by an equity investee	(53)	—	—
Equity in earnings of investees	10,963	334	316
Income from continuing operations	53,036	55,509	49,060
Income (loss) from discontinued operations	3,498	(889)	900
Net income	56,534	54,620	49,960

Other comprehensive income (loss):
Equity in unrealized gain (loss) of investees	(12)	(50)	22
Other comprehensive income (loss)	(12)	(50)	22
Comprehensive income	$56,522	$54,570	$49,982

Weighted average common shares outstanding (basic)	61,313	54,606	48,558
Weighted average common shares outstanding (diluted)	61,399	54,685	48,644

Per common share amounts:
Income from continuing operations (basic)	$0.87	$1.02	$1.01
Income from continuing operations (diluted)	$0.86	$1.02	$1.01
Income (loss) from discontinued operations (basic and diluted)	$0.06	$(0.02)	$0.02
Net income (basic and diluted)	$0.92	$1.00	$1.03

See accompanying notes.

GOVERNMENT PROPERTIES INCOME TRUST

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(dollars in thousands)

					Cumulative
			Additional	Cumulative	Other	Cumulative
	Number of	Common	Paid In	Net	Comprehensive	Common
	Shares	Shares	Capital	Income	Income (Loss)	Distributions	Total
Balance at December 31, 2011	47,051,650	$471	$935,438	$87,333	$77	$(131,651)	$891,668
Issuance of shares, net	7,500,000	75	166,643	-	-	-	166,718
Share grants	92,238	1	1,901	-	-	-	1,902
Unrealized gain from investees	-	-	-	-	22	-	22
Net income	-	-	-	49,960	-	-	49,960
Distributions to common shareholders	-	-	-	-	-	(82,819)	(82,819)
Balance at December 31, 2012	54,643,888	547	1,103,982	137,293	99	(214,470)	1,027,451
Issuance of shares, net	-	-	-	-	-	-	-
Share grants	78,130	-	1,697	-	-	-	1,697
Unrealized loss from investees	-	-	-	-	(50)	-	(50)
Net income	-	-	-	54,620	-	-	54,620
Distributions to common shareholders	-	-	-	-	-	(94,043)	(94,043)
Balance at December 31, 2013	54,722,018	547	1,105,679	191,913	49	(308,513)	989,675
Issuance of shares, net	15,563,559	155	350,558	-	-	-	350,713
Share grants	63,650	1	1,394	-	-	-	1,395
Unrealized loss from investees	-	-	-	-	(12)	-	(12)
Net income	-	-	-	56,534	-	-	56,534
Distributions to common shareholders	-	-	-	-	-	(100,856)	(100,856)
Balance at December 31, 2014	70,349,227	$703	$1,457,631	$248,447	$37	$(409,369)	$1,297,449

See accompanying notes.

GOVERNMENT PROPERTIES INCOME TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Year ended December 31,
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$56,534	$54,620	$49,960
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	37,671	34,694	32,348
Net amortization of debt premiums and discounts and deferred financing fees	1,310	1,340	1,332
Loss on early extinguishment of debt	1,307	—	—
Straight line rental income	(4,495)	(3,067)	(3,553)
Amortization of acquired real estate leases	27,713	21,608	19,507
Amortization of deferred leasing costs	2,145	1,599	1,122
Other non-cash expenses	2,181	1,268	1,598
Loss on asset impairment	2,016	10,142	494
Increase in carrying value of assets held for sale	(2,344)	—	—
Net gain on sale of properties	(774)	(8,168)	—
Equity in earnings of investees	(10,963)	(334)	(316)
Loss on issuance of shares by an equity investee	53	—	—
Distributions of earnings from equity investees	17,046	—	—
Change in assets and liabilities:
Restricted cash	(591)	(136)	183
Deferred leasing costs	(3,326)	(4,279)	(5,183)
Rents receivable	(337)	(1,565)	3,454
Other assets	(419)	(1,063)	257
Accounts payable and accrued expenses	6,400	2,492	(940)
Due to related persons	(402)	(760)	45
Cash provided by operating activities	130,725	108,391	100,308
CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate acquisitions and deposits	(56,350)	(112,574)	(213,626)
Real estate improvements	(21,635)	(23,252)	(18,841)
Investment in Select Income REIT	(689,969)	—	—
Investment in Affiliates Insurance Company	(825)	—	—
Distributions in excess of earnings from equity investees	3,594	—	—
Proceeds from sale of properties, net	16,426	18,319	—
Cash used in investing activities	(748,759)	(117,507)	(232,467)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of mortgage notes payable	(2,221)	(1,933)	(1,793)
Proceeds from issuance of common shares, net	349,787	—	166,718
Proceeds from issuance of senior notes, net of discount	347,217	—	—
Proceeds from unsecured term loans	1,050,000	—	350,000
Repayment of unsecured term loans	(850,000)	—	—
Borrowings on unsecured revolving credit facility	344,500	216,500	230,500
Repayments on unsecured revolving credit facility	(501,500)	(109,000)	(526,500)
Financing fees	(12,765)	—	(1,964)
Distributions to common shareholders	(100,856)	(94,043)	(82,819)
Cash provided by financing activities	624,162	11,524	134,142
Increase in cash and cash equivalents	6,128	2,408	1,983
Cash and cash equivalents at beginning of year	7,663	5,255	3,272
Cash and cash equivalents at end of year	$13,791	$7,663	$5,255

Supplemental cash flow information:
Interest paid	$21,334	$15,336	$15,469
Income taxes paid	126	169	117
Non-cash investing activities:
Real estate acquisition funded with the assumption of mortgage debt	$(97,524)	$—	$—
Non-cash financing activities:
Assumption of mortgage debt	$97,524	$—	$—

See accompanying notes.

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

Note 1. Organization

Government Properties Income Trust, or the Company, we or us, was organized as a real estate investment trust, or REIT, under Maryland law on February 17, 2009 to concentrate our former parent’s ownership of properties that were majority leased to government tenants and to expand such investments. In June 2009, we completed our initial public offering and we became a separate publicly owned company.

As of December 31, 2014, excluding one property ( one building) classified as discontinued operations, we owned 72 properties ( 92 buildings), or the Properties, located in 31 states and the District of Columbia containing approximately 11.0 million rentable square feet.  As of December 31, 2014 we also owned 21,500,000 common shares of beneficial interest, par value $.01 per share, or approximately 35.9%, of the then outstanding common shares of Select Income REIT, or SIR.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation.  These consolidated financial statements include the accounts of us and our subsidiaries, all of which are 100% owned directly or indirectly by us. All intercompany transactions and balances with or among our consolidated subsidiaries have been eliminated.

We account for our investments in Affiliates Insurance Company, or AIC, and SIR using the equity method of accounting. Significant influence is present through common representation on the boards of trustees or directors of us, AIC and SIR. Our Managing Trustees are also the managing trustees of SIR.  Our Managing Trustees are also owners of Reit Management & Research LLC, or RMR, which is the manager of us, AIC and SIR, each of our Trustees is a director of AIC and one of our Independent Trustees is also an independent trustee of SIR. See Notes 6 and 11 for a further discussion of our investments in AIC and SIR.

Real Estate Properties.  We record our properties at cost and provide depreciation on real estate investments on a straight line basis over estimated useful lives generally ranging from 7 to 40 years.  In some circumstances, we engage independent real estate appraisal firms to provide market information and evaluations which are relevant to our purchase price allocations and determinations of useful lives; however, we are ultimately responsible for the purchase price allocations and determinations of useful lives.

We allocate the purchase prices of our properties to land, building and improvements based on determinations of the fair values of these assets assuming the properties are vacant. We determine the fair value of each property using methods similar to those used by independent appraisers. For properties qualifying as acquired businesses under Accounting Standards Codification 805, Business Combinations, we allocate a portion of the purchase price of our properties to above market and below market leases based on the present value (using an interest rate which reflects the risks associated with acquired in place leases at the time each property was acquired by us) of the difference, if any, between (i) the contractual amounts to be paid pursuant to the acquired in place leases and (ii) our estimates of fair market lease rates for the corresponding leases, measured over a period equal to the terms of the respective leases. We allocate a portion of the purchase price to acquired in place leases and tenant relationships based upon market estimates to lease up the property based on the leases in place at the time of purchase.  We allocate this aggregate value between acquired in place lease values and tenant relationships based on our evaluation of the specific characteristics of each tenant’s lease. However, we have not separated the value of tenant relationships from the value of acquired in place leases because such value and related amortization expense is immaterial to the accompanying consolidated financial statements. In making these allocations, we consider factors such as estimated carrying costs during the expected lease up periods, including real estate taxes, insurance and other operating income and expenses and costs, such as leasing commissions, legal and other related expenses, to execute similar leases in current market conditions at the time a property was acquired by us. If the value of tenant relationships becomes material in the future, we may separately allocate those amounts and amortize the allocated amount over the estimated life of the relationships.

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

We amortize capitalized above market lease values (included in acquired in place real estate leases in our consolidated balance sheets) and below market lease values (presented as assumed real estate lease obligations in our consolidated balance sheets) as a reduction or increase, respectively, to rental income over the terms of the associated leases. Such amortization resulted in net decreases to rental income of $868, $1,123, and $2,056 during the years ended December 31, 2014, 2013 and 2012, respectively. We amortize the value of acquired in place leases (included in acquired real estate leases in our consolidated balance sheets), exclusive of the value of above market and below market acquired in place leases, over the terms of the associated leases. Such amortization, which is included in depreciation and amortization expense, amounted to $26,844, $20,482, and $17,390 during the years ended December 31, 2014, 2013 and 2012, respectively. When a lease is terminated prior to its stated expiration, we write off the unamortized amounts relating to that lease.

Capitalized above market lease values were $39,040 and $38,487 as of December 31, 2014 and 2013, respectively, net of accumulated amortization of $18,288 and $14,271, respectively. Capitalized below market lease values were $26,605 and $27,304 as of December 31, 2014 and 2013, respectively, net of accumulated amortization of $10,681 and $8,220, respectively.

The value of acquired in place leases, exclusive of the value of above market and below market acquired in place leases, were $198,157 and $167,256 as of December 31, 2014 and 2013, respectively, net of accumulated amortization of $68,829 and $49,207, respectively. Future amortization of net intangible lease assets and liabilities, to be recognized over the current terms of the associated leases as of December 31, 2014 are estimated to be $28,601 in 2015, $26,001 in 2016, $23,734 in 2017, $19,462 in 2018, $14,413 in 2019 and $21,945 thereafter.

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

Deferred Leasing Costs.  Deferred leasing costs include brokerage, legal and other fees associated with our entering leases and we amortize those costs, which are included in depreciation and amortization expense, on a straight line basis over the terms of the respective leases. Deferred leasing costs totaled $15,401 and $13,935 at December 31, 2014 and 2013, respectively, and accumulated amortization of deferred leasing costs totaled $3,951 and $2,317 at December 31 2014 and 2013, respectively. Future amortization of deferred leasing costs to be recognized during the current terms of our existing leases as of December 31, 2014, are estimated to be $2,035 in 2015, $1,915 in 2016, $1,459 in 2017, $1,306 in 2018, $1,205 in 2019 and $3,530 thereafter.

Deferred Financing Fees.  Deferred financing fees include issuance or assumption costs related to borrowings and we amortize those costs as interest expense over the terms of the respective loans. Deferred financing fees totaled $14,055 and $9,335 at December 31, 2014 and 2013, respectively, and accumulated amortization of deferred financing fees totaled $1,273 and $5,424 at December 31, 2014 and 2013, respectively. Future amortization of deferred financing fees to be

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

recognized with respect to our loans as of December 31, 2014 are estimated to be $2,917 in 2015, $2,637 in 2016, $2,548 in 2017, $2,548 in 2018, $1,346 in 2019 and $786 thereafter.

Revenue Recognition. We recognize rental income from operating leases that contain fixed contractual rent changes on a straight line basis over the term of the lease agreements. Certain of our leases with government tenants provide the tenant the right to terminate its lease if its respective legislature or other funding authority does not appropriate the funding necessary for the government tenant to meet its lease obligations.  We have determined the fixed non-cancelable lease term of these leases to be the fully executed term of the lease because we believe the occurrence of termination to be a remote contingency based on both our historical experience and our assessment of the likelihood of lease cancellation.  We increased rental income by $4,501, $2,739 and $3,428 to record revenue on a straight line basis during the years ended December 31, 2014, 2013 and 2012, respectively. Rents receivable include $15,017 and $10,515 of straight line rent receivables at December 31, 2014 and 2013, respectively.

Income Taxes.  We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, or the IRC, and, accordingly, we generally will not be subject to federal income taxes provided we distribute our taxable income and meet certain other requirements to qualify as a REIT. We are, however, subject to certain state and local taxes.

Cumulative Other Comprehensive Income (Loss).  Cumulative other comprehensive income (loss) represents our share of the comprehensive income (loss) of AIC and SIR.  See Notes 6 and 11 for further information regarding these investments.

Reclassifications.  Certain reclassifications have been made to the prior years’ financial statements to conform to the current year’s presentation.

Use of Estimates.  Preparation of these financial statements in conformity with U.S. generally accepted accounting principles, or GAAP, requires us to make estimates and assumptions that may affect the amounts reported in these consolidated financial statements and related notes. The actual results could differ from these estimates.

Per Common Share Amounts. We calculate basic earnings per common share by dividing net income by the weighted average number of our common shares of beneficial ownership, $.01 par value, or common shares, or our common shares, outstanding during the period. We calculate diluted earnings per share using the more dilutive of the two class method or the treasury stock method.

Segment Reporting.  We operate in two business segments: ownership of properties that are primarily leased to government tenants and our equity method investment in SIR.

Note 3.    Per Common Share Amounts

The following table provides a reconciliation of the weighted average number of common shares used in the calculation of basic and diluted earnings per share. Unvested share awards that contain non-forfeitable rights to dividends are considered participating securities and are included in our calculation of diluted earnings per share using the more dilutive of the two-class method, or the treasury stock method. Other potentially dilutive common shares, including contingently issuable common shares under our business management agreement with RMR, if any, and the related impact on earnings, are considered when calculating diluted earnings per share (in thousands):

	For the year ended December 31,
	2014	2013	2012
Weighted average common shares for basic earnings per share	61,313	54,606	48,558
Effect of dilutive securities: unvested share awards	86	79	86
Weighted average common shares for diluted earnings per share	61,399	54,685	48,644

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

We had no anti-dilutive common share equivalents outstanding for the years ended December 31, 2014, 2013 and 2012.

Note 4.     Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.  This update amends the criteria for reporting discontinued operations to, among other things, raise the threshold for disposals to qualify as discontinued operations. This update is effective for interim and annual reporting periods, beginning after December 15, 2014, with early adoption permitted, but only for disposals or classifications as held for sale which have not been reported in financial statements previously issued or available for issuance. We adopted this ASU effective July 1, 2014.  As a result, the results of operations and gains or losses on the sale of properties that were not previously classified as a discontinued operation, that are disposed of or classified as held for sale in the ordinary course of business and do not meet the criteria for classification as a discontinued operation described above after July 1, 2014, are included in continuing operations in our consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which provides guidance for revenue recognition. This update is effective for interim and annual reporting periods beginning after December 15, 2016.  We are currently in the process of evaluating the impact, if any, the adoption of this ASU will have on our consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.  The update requires an entity to evaluate whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the financial statements are available to be issued when applicable) and to provide related footnote disclosures in certain circumstances.  The update is effective for the annual reporting periods beginning after December 15, 2015, and for annual and interim periods thereafter with early adoption permitted.  The implementation of this update is not expected to result in any significant changes to the disclosures in our consolidated financial statements.

Note 5. Real Estate Properties

As of December 31, 2014, we owned 72 properties (92 buildings), with an undepreciated carrying value of $1,712,776 excluding one property (one building) classified as discontinued operations and including one property (one building) held for sale and included in continuing operations. We generally lease space in our properties on a gross lease or modified gross lease basis pursuant to fixed term operating leases expiring between 2015 and 2029. Certain of our government tenants have the right to terminate their leases before the stated term of their leases expire. Our leases generally require us to pay all or some property operating expenses and to provide all or most property management services. During the year ended December 31, 2014, we entered into 50 leases for 632,376 rentable square feet for a weighted (by revenue) average lease term of 5.4 years and we made commitments for approximately $12,416 of leasing related costs. We have unspent leasing related obligations of approximately  $7,545 as of December 31, 2014.

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

Our future minimum lease payments related to our properties, excluding one property classified as discontinued operations and estimated real estate tax and other expense reimbursements, scheduled to be received during the current terms of the existing leases as of December 31, 2014 are as follows:

2014	$222,845
2015	207,019
2016	180,634
2017	151,512
2018	123,106
Thereafter	262,559
$1,147,675

As of December 31, 2014, excluding one property classified as discontinued operations, government tenants who currently represent approximately 5.0% of our total future minimum lease payments have currently exercisable rights to terminate their leases before the stated terms of their leases expire. In 2015, 2016, 2017, 2018, 2019, 2020, 2022 and 2023, early termination rights become exercisable by other government tenants who currently represent an additional approximately 1.8%,  5.9%,  3.1%,  1.6%,  9.4%,  6.7%,  1.5% and 2.2% of our total future minimum lease payments, respectively. In addition as of December 31, 2014, 13 of our government tenants have the currently exercisable right to terminate their leases if their respective legislature or other funding authority does not appropriate the funding necessary for the government tenant to meet its lease obligations. These 13 tenants represent approximately 14.1% of our total future minimum lease payments as of December 31, 2014.

Acquisition Activities

During the year ended December 31, 2014, we acquired four office properties (five buildings) for an aggregate purchase price of $167,525, including the assumption of $97,524 of mortgage debt and excluding acquisition costs.  We allocated the purchase prices of these acquisitions based on the estimated fair values of the acquired assets and assumed liabilities as follows:

			Number								Premium
			of				Buildings		Acquired	Other	on
Acquisition			Properties/	Square	Purchase		and	Acquired	Lease	Assumed	Assumed
Date	Location	Type	Buildings	Feet	Price(1)	Land	Improvements	Leases	Obligations	Liabilities	Debt
March 2014	Fairfax, VA	Office	1 / 1	83,130	$19,775	$2,964	$12,840	$3,971	$—	$(233)	$—
May 2014	Richmond, VA	Office	1 / 1	173,932	22,500	2,614	15,930	4,003	(47)	—	—
May 2014	Reston, VA	Office	1 / 2	406,388	112,250	9,066	78,658	28,071	(398)	(93)	(3,147)
September 2014	Phoenix, AZ	Office	1 / 1	66,743	13,000	1,917	7,416	3,667	—	—	—
			4 / 5	730,193	$167,525	$16,561	$114,844	$39,712	$(445)	$(326)	$(3,147)

(1)	Purchase price excludes acquisition related costs.

In March 2014, we acquired an office property (one building) located in Fairfax, VA with 83,130 rentable square feet. This property is 100% leased to the U.S. Government. The purchase price was $19,775, including the assumption of $14,524 of mortgage debt and excluding acquisition costs.

In May 2014, we acquired an office property (one building) located in Richmond, VA with 173,932 rentable square feet. This property is 94.6% leased to the Commonwealth of Virginia and occupied by six agencies. The purchase price was $22,500, excluding acquisition costs.

Also in May 2014, we acquired an office property (two buildings) located in Reston, VA with a total of 406,388 rentable square feet. This property is 100% leased to the U.S. Government. The purchase price was $112,250, including the assumption of $83,000 of mortgage debt and excluding acquisition costs.

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

In September 2014, we acquired an office property (one building) located in Phoenix, AZ with 66,743 rentable square feet. This property is 100% leased to the State of Arizona and occupied by Northern Arizona University. The purchase price was $13,000, excluding acquisition costs.

Disposition Activities – Continuing Operations

In August 2014, a U.S. Government tenant notified us that it intended to exercise its option to acquire the office property (one building) it leased from us located in Riverdale, MD with 337,500 rentable square feet and a net book value of $30,448 as of December 31, 2014, after recording a $2,016 loss on asset impairment during the year ended December 31, 2014. The sale of this property was completed in February 2015 and the sale price was $30,600, excluding closing costs.  As of December 31, 2014, we have classified this property as held for sale but have not classified the results of operations for this property as discontinued operations in our consolidated financial statements pursuant to our early adoption of ASU No. 2014-08 as described in Note 2.  See Note 9 regarding the fair value of our assets and liabilities. Summarized balance sheet information for the property classified as held for sale is as follows:

December 31,
2014
Real estate properties, net	$29,896
Rents receivable	605
Other assets	2,296
Assets of property held for sale	$32,797

Other liabilities	$343
Liabilities of property held for sale	$343

Disposition Activities – Discontinued Operations

During the year ended December 31, 2013, we began marketing for sale an office property (one building) located in Phoenix, AZ with 97,145 rentable square feet and recognized a loss on asset impairment of $8,344 to reduce the carrying value of this asset to its then estimated fair value of $2,300.  During the three months ended March 31, 2014, we increased the carrying value of this asset by $2,344 to its then estimated fair value of $4,644.  In February 2014, we sold this property for $5,000, excluding closing costs.  We recognized no gain or loss on this sale.

In July 2014, we entered into an agreement to sell an office property (one building) located in San Diego, CA with 94,272 rentable square feet.  In September 2014, we sold this property for $12,100, excluding closing costs.  We recognized a gain on sale of $774 during the year ended December 31, 2014.

In April 2014, we entered into an agreement to sell an office property (one building) located in Falls Church, VA with 164,746 rentable square feet and a net book value of $12,282 at December 31, 2014.  The contract sales price is $16,500, excluding closing costs.  The closing of this sale is subject to conditions, including the purchaser obtaining certain zoning entitlements, and is currently expected to occur in 2015. We can provide no assurance that the sale of this property will occur. See Note 9 regarding the fair value of our assets and liabilities.

Results of operations for the two properties (two buildings) we sold in February 2013 and March 2013, the two properties (two buildings) we sold in February 2014 and September 2014 and one of the properties (one building) held for sale at December 31, 2014, which was held for sale prior to our early adoption of ASU No. 2014-08, are classified as discontinued operations in our consolidated financial statements. Summarized balance sheet and income statement information for the properties classified as discontinued operations is as follows:

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

Balance Sheets:

	December 31,	December 31,
	2014	2013
Real estate properties, net	$12,260	$25,574
Rents receivable	782	381
Other assets	123	42
Assets of discontinued operations	$13,165	$25,997

Other liabilities	$150	$276
Liabilities of discontinued operations	$150	$276

Statements of Operations:

	Year Ended December 31,
	2014	2013	2012
Rental income	$1,673	$4,580	$7,376
Real estate taxes	(427)	(678)	(928)
Utility expenses	(226)	(539)	(1,043)
Other operating expenses	(459)	(966)	(1,484)
Depreciation and amortization	—	(1,025)	(2,096)
General and administrative	(181)	(287)	(431)
Loss on asset impairment	—	(10,142)	(494)
Increase in carrying value of asset held for sale	2,344	—	—
Net gain on sale of properties	774	8,168	—
Income (loss) from discontinued operations	$3,498	$(889)	$900

Note 6. Related Person Transactions

We have adopted written Governance Guidelines that describe the consideration and approval of any related person transactions. Under these Governance Guidelines, we may not enter into any transaction in which any Trustee or executive officer, any member of the immediate family of any Trustee or executive officer or any other related person, has or will have a direct or indirect material interest unless that transaction has been disclosed or made known to our Board of Trustees and our Board of Trustees reviews and approves or ratifies the transaction by the affirmative vote of a majority of the disinterested Trustees, even if the disinterested Trustees constitute less than a quorum. If there are no disinterested Trustees, the transaction must be reviewed, authorized and approved or ratified by both (i) the affirmative vote of a majority of our Board of Trustees and (ii) the affirmative vote of a majority of our Independent Trustees. In determining whether to approve or ratify a transaction, our Board of Trustees, or disinterested Trustees or Independent Trustees, as the case may be, also act in accordance with any applicable provisions of our declaration of trust and bylaws, consider all of the relevant facts and circumstances and approve only those transactions that they determine are fair and reasonable to us and our shareholders. All related person transactions described below were reviewed and approved or ratified by a majority of the disinterested Trustees or otherwise in accordance with our policies, declaration of trust and bylaws, each as described above. In the case of transactions with us by RMR employees (other than our Trustees and executive officers) subject to our Code of Business Conduct and Ethics, the employee must seek approval from an executive officer who has no interest in the matter for which approval is being requested. Copies of our Governance Guidelines and Code of Business Conduct and Ethics are available on our website, www.govreit.com.

RMR: We have no employees. The personnel and various services we require to operate our business are provided to us by RMR. We have two agreements with RMR to provide management and administrative services to us: (i) a business management agreement, which relates to our business generally, and (ii) a property management agreement, which relates to our property level operations.

One of our Managing Trustees, Mr. Barry Portnoy, is Chairman, majority owner and an employee of RMR. Our other Managing Trustee, Mr. Adam Portnoy, is the son of Mr. Barry Portnoy, and an owner, President, Chief Executive Officer and a director of RMR. Each of our executive officers is also an officer of RMR. Our Independent Trustees also serve

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

as independent directors or independent trustees of other companies to which RMR or its affiliates provide management services. Mr. Barry Portnoy serves as a managing director or managing trustee of all of those companies and Mr. Adam Portnoy serves as a managing trustee of a majority of those companies. In addition, officers of RMR serve as our officers and officers of other companies to which RMR or its affiliates provide management services.

Our Board of Trustees has given our Compensation Committee, which is comprised exclusively of our Independent Trustees, authority to act on our behalf with respect to our management agreements with RMR. Our Governance Guidelines and the charter of our Compensation Committee together require the committee to annually review the terms of these agreements, evaluate RMR's performance under the agreements and determine whether to renew, amend or terminate the management agreements.

In 2013, our Compensation Committee retained FTI Consulting, Inc., a nationally recognized compensation consultant experienced in REIT compensation programs, to assist the committee in developing the terms of the incentive fee payable to RMR under our business management agreement with RMR beginning in 2014. In connection with retaining this consultant, our Compensation Committee determined that the consultant did not have any conflicts of interest which would prevent the consultant from advising the committee.

On December 23, 2013, we and RMR amended and restated our business management agreement, effective with respect to services performed on or after January 1, 2014. Under our business management agreement as so amended and restated:

•	The annual amount of the base management fee to be paid to RMR by us for each applicable period is equal to the lesser of:

o

the sum of (a) 0.5% of the average aggregate historical cost of our real estate assets acquired from a REIT to which RMR provided business management or property management services, or the Transferred Assets, immediately prior to the contribution, sale or other transfer of such property to us, plus (b) 0.7% of the average aggregate historical cost of our real estate investments excluding the Transferred Assets up to $250,000, plus (c) 0.5% of the average historical cost of our real estate investments excluding the Transferred Assets exceeding $250,000; and

o

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

The average aggregate historical cost of our real estate investments includes our consolidated assets invested, directly or indirectly, in equity interests in or loans secured by real estate and personal property owned in connection with such real estate (including acquisition related costs and costs which may be allocated to intangibles or are unallocated), all before reserves for depreciation, amortization, impairment charges or bad debts or other similar noncash reserves.

•

Although the fee calculation is stated in annual percentages, the base management fee is paid monthly to RMR, 90% in cash and 10% in our common shares, which are fully-vested when issued. The number of our common shares to be issued in payment of the base management fee for each month equals the value of 10% of the total base management fee for that month divided by the average daily closing price of our common shares during that month.

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

•

The incentive management fee which may be earned by RMR for an annual period is an amount, subject to a cap based on the value of our outstanding common shares, equal to 12% of the product of (a) our equity market capitalization on the last trading day on the year immediately prior to the relevant measurement period and (b) the amount (expressed as a percentage) by which the total returns per share realized by the holders of our common shares (i.e., share price appreciation plus dividends) exceeds the total shareholder return of the SNL US REIT Equity Index (in each case subject to certain adjustments) for the relevant measurement period. The measurement periods are generally three-year periods ending with the year for which the incentive management fee is being calculated, with shorter periods applicable in the case of the calculation of the incentive management fee for 2014 ( one year) and 2015 ( two years).

•

The incentive management fee is payable in our common shares, with one-third of our common shares issued in payment of an incentive management fee vested on the date of issuance, and the remaining two-thirds vesting thereafter in two equal annual installments. If the issuance of common shares in payment of a portion of the base management fee or incentive management fee would be limited by applicable law and regulations, such portion of the applicable fee is instead paid in cash. All common shares issued in payment of the incentive management fee shall be fully vested upon termination of the business management agreement, subject to certain exceptions. In addition, RMR may, in certain circumstances, be required to return to us or forfeit some or all of the common shares paid or payable to it in payment of the incentive management fee.

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

The amended and restated terms of our business management agreement described above were approved by our Compensation Committee, which is comprised solely of our Independent Trustees, and the terms of the incentive fee were developed by our Compensation Committee in consultation with FTI Consulting, Inc., an independent compensation consultant.

For 2013 and 2012, our business management agreement provided for the base business management fee to be paid to RMR at an annual rate equal to the sum of (a) 0.5% of the historical cost of the Transferred Assets, plus (b) with respect to other properties we acquired excluding the Transferred Assets, 0.7% of our aggregate cost of those properties up to and including $250,000, and 0.5% thereafter. In addition, for 2013 and 2012, our business management agreement provided for RMR to be paid an incentive fee equal to 15% of the product of (i) the weighted average of our common shares outstanding on a fully diluted basis during a fiscal year and (ii) the excess, if any, of the FFO Per Share, as defined in the business management agreement, for such fiscal year over the FFO Per Share for the preceding fiscal year. This incentive fee was payable in common shares and it was subject to a cap on the value of the incentive fee being no greater than $0.02 per share of our total shares outstanding.

Pursuant to our business management agreement with RMR, we recognized business management fees of $10,226,  $9,341 and $9,077 for 2014, 2013 and 2012, respectively. These amounts are included in general and administrative expenses in our consolidated financial statements.  In accordance with the terms of our business management agreement, we issued, in aggregate, 42,442 of our common shares to RMR as payment for a portion of the base business management fee we recognized for 2014. In March 2013 and 2012, we issued 20,230 and 39,141 of our common shares to RMR for the incentive fees for 2012 and 2011, respectively, pursuant to our business management agreement. No incentive fee was payable to RMR under our business management agreement for 2014 or 2013.

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

Our property management agreement with RMR provides for management fees equal to 3.0% of gross collected rents and construction supervision fees equal to 5.0% of construction costs. The aggregate property management and construction supervision fees we recognized were $8,203,  $7,877 and $7,018 for 2014, 2013 and 2012, respectively. These amounts are included in operating expenses or have been capitalized, as appropriate, in our consolidated financial statements.

RMR also provides internal audit services to us in return for our share of the total internal audit costs incurred by RMR for us and other publicly owned companies managed by RMR and its affiliates, which amounts are subject to approval by our Compensation Committee. Our Audit Committee appoints our Director of Internal Audit. Our share of RMR's costs of providing this internal audit function was approximately $286,  $203 and $193 for 2014, 2013 and 2012, respectively, which amounts are included in general and administrative expenses in our consolidated financial statements. These allocated costs are in addition to the business and property management fees we paid to RMR.

We are generally responsible for all of our operating expenses, including certain expenses incurred by RMR on our behalf. We are generally not responsible for payment of RMR's employment, office or administration expenses incurred to provide management services to us, except for the employment and related expenses of RMR employees assigned to work exclusively or partly at our owned properties, our share of the wages, benefits and other related costs of centralized accounting personnel and our share of the staff employed by RMR who perform our internal audit function. Pursuant to our business management agreement, RMR may from time to time negotiate on our behalf with certain third party vendors and suppliers for the procurement of goods and services to us. As part of this arrangement, we may enter into agreements with RMR and other companies to which RMR provides management services for the purpose of obtaining more favorable terms from such vendors and suppliers.

The current terms of both our business management agreement with RMR and our property management agreement with RMR end on December 31, 2015 and automatically renew for successive one year terms unless we or RMR gives notice of non-renewal before the end of an applicable term. On May 9, 2014, we and RMR entered into amendments to our business management agreement and property management agreement, which were approved by our Compensation Committee, comprised solely of our Independent Trustees.  As amended, RMR may terminate the agreements upon 120 days’ written notice.  Prior to these amendments, RMR could terminate the agreements upon 60 days’ written notice and could also terminate the property management agreement upon five business days’ notice if we underwent a change of control.  Both prior to and after giving effect to these amendments, we have the right to terminate the agreements upon 60 days’ written notice, subject to approval by a majority vote of our Independent Trustees.  As amended, if we terminate or elect not to renew the business management agreement other than for cause, as defined, we are obligated to pay RMR a termination fee equal to 2.75 times the sum of the annual base management fee and the annual internal audit services expense, which amounts are based on averages during the 24 consecutive calendar months prior to the date of notice of nonrenewal or termination.  In addition, if we terminate or elect not to renew the property management agreement other than for cause, as defined, within 12 months prior to or following our giving notice of termination or non-renewal of the business management agreement other than for cause, we are obligated to pay RMR a termination fee equal to 12 times the average monthly property management fee for the six months prior to the effective date of the nonrenewal or termination.  The amendments provide for certain proportional adjustments to the termination fees if we merge with another REIT to which RMR is providing management services or if we spin-off a subsidiary of ours to which we contributed properties and to which RMR is providing management services both at the time of the spin-off and on the date of the expiration or termination of the agreement. Also, as amended, RMR agrees to provide certain transition services to us for 120 days following an applicable termination by us or notice of termination by RMR.  Both the business management agreement with RMR and the property management agreement with RMR include arbitration provisions for the resolution of disputes.

Under our business management agreement with RMR, we acknowledge that RMR may engage in other activities or businesses and act as the manager to any other person or entity (including other REITs) even though such person or entity has investment policies and objectives similar to ours and we are not entitled to preferential treatment in receiving information, recommendations and other services from RMR. Previously our business management agreement had provided that, with certain exceptions, if we determined to offer for sale or other disposition any real property that, at such time, is of a type

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

within the investment focus of another REIT to which RMR provides management services, we would first offer that property for purchase or disposition to that REIT and negotiate in good faith for such purchase or disposition. This right of first offer provision was eliminated when the business management agreement was amended and restated on December 23, 2013.

RMR leases from us approximately 2,433 square feet of office space for two of its regional offices. We earned approximately $61,  $31 and $32 in rental income from RMR for leased office space for 2014, 2013 and 2012, respectively, not all of which was leased to RMR for the entire three year period.  Our office space leases with RMR are terminable by RMR if our management agreements with RMR are terminated. We may enter additional leases with RMR for its regional offices in the future.

Under our equity compensation plan adopted in 2009, or the 2009 Plan, we grant restricted shares to certain employees of RMR, some of whom are our officers. We granted a total of 51,150 restricted shares with an aggregate value of $1,191,  48,350 restricted shares with an aggregate value of $1,142, and 43,917 restricted shares with an aggregate value of $1,043 to such persons in 2014, 2013 and 2012, respectively, based upon the closing price of our common shares on the NYSE on the dates of grants. One fifth of those restricted shares vested on the grant dates and one fifth vests on each of the next four anniversaries of the grant dates. These share grants to RMR employees are in addition to the fees we pay to RMR. On occasion, we have entered into arrangements with former employees of RMR in connection with the termination of their employment with RMR, providing for the acceleration of vesting of restricted shares previously granted to them under the 2009 Plan. Additionally, each of our President and Chief Operating Officer and Treasurer and Chief Financial Officer received grants of restricted shares of other companies to which RMR provides management services in their capacities as officers of RMR.

On July 8, 2014, we and RMR entered into an agreement with Equity Commonwealth (formerly known as CommonWealth REIT), or EQC, pursuant to which we and RMR purchased shares of SIR from EQC on July 9, 2014.  For more information regarding this transaction, see below under “— EQC” and “— SIR”.

EQC: We were formed as a 100% owned subsidiary of EQC. In 2009, we completed our IPO, pursuant to which we ceased to be a majority owned subsidiary of EQC. One of our Managing Trustees, Mr. Barry Portnoy, was a managing trustee of EQC until March 25, 2014. Our other Managing Trustee, Mr. Adam Portnoy, was the president of EQC until May 23, 2014 and a managing trustee of EQC until March 25, 2014.  RMR provided business and property management services to EQC until EQC terminated its business and property management agreements with RMR on September 30, 2014.  After that termination, RMR’s services to EQC have been limited to management services in respect of EQC’s Australian assets and certain transition services.

On March 15, 2013, EQC sold all 9,950,000 of our common shares it owned in a public offering. In connection with this public offering, on March 11, 2013, we entered into a registration agreement with EQC under which EQC agreed to pay all expenses incurred by us relating to the registration and sale of our common shares owned by EQC in the offering, pursuant to which EQC paid us $310.  In addition, under the registration agreement, EQC agreed to indemnify us and our officers, Trustees and controlling persons, and we agreed to indemnify EQC and its officers, trustees and controlling persons, against certain liabilities related to the public offering, including liabilities under the Securities Act.

On July 8, 2014, we and RMR entered into a stock purchase agreement, or the purchase agreement, with EQC, pursuant to which, on July 9, 2014, we acquired from EQC 21,500,000 common shares of SIR, and RMR acquired from EQC 500,000 SIR common shares. Our cash purchase price was equal to approximately $677,500, or $31.51 per share, plus approximately $11,300, or $0.53 per share, of accrued dividends as defined in the purchase agreement, for a total of approximately $688,800, before acquisition related costs. RMR purchased its 500,000 SIR common shares on the same terms, including for the same per share amounts that we paid. Under the purchase agreement, in the event that we or RMR consummates any sale of SIR common shares prior to July 9, 2015 and the price per share paid by the purchaser is greater than $31.51, we or RMR, as applicable, are required to pay to EQC an amount equal to 50% of the product of (i) the number of SIR common shares sold in the transaction times (ii) the excess of (x) the price per share paid by the purchaser and

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

(y) $31.51. The foregoing requirement applies to any SIR common shares we or RMR own. In addition, we and RMR agreed, among other things, to indemnify EQC for certain claims related to the acquisition. In connection with the indemnity, we and RMR entered into an allocation agreement with regard to our respective liabilities in the event of a claim for indemnification.  As a result of this purchase, we are SIR's largest shareholder owning approximately 35.9% and 24.3% of SIR’s outstanding common shares as of December 31, 2014 and February 17, 2015, respectively. Additionally, in connection with this purchase, and in light of the fact that we would own greater than 10% of SIR’s outstanding common shares, SIR exempted us and our affiliates (as defined in the Maryland General Corporation Law), including, without limitation, RMR, from being “interested stockholders” under the Maryland Business Combination Act.

On July 23, 2014, we and EQC agreed to terminate the provisions of a transaction agreement that we entered in 2009 with EQC in connection with our IPO.  The agreement had placed restrictions on both our and EQC’s investments in real property and provided certain rights of first refusal with respect to properties which we or EQC determined to divest.

We do not consider EQC to be an affiliate of us.

SIR: We are SIR's largest shareholder. Concurrently with the execution and delivery of the merger agreement, or the Merger Agreement, for the acquisition by SIR of Cole Corporate Income Trust, Inc., a Maryland corporation, or CCIT, we entered into a voting and standstill agreement with CCIT and American Realty Capital Properties, Inc., a Maryland corporation and parent of the advisor of CCIT, or ARCP, or the Voting Agreement.  SIR’s acquisition of CCIT pursuant to the Merger Agreement was completed on January 29, 2015. Pursuant to the Voting Agreement, we agreed to vote all of the SIR common shares beneficially owned by us in favor of the issuance of SIR common shares to the stockholders of CCIT as contemplated by the Merger Agreement, upon and subject to the terms and conditions of the Voting Agreement and the Merger Agreement.  The Voting Agreement also contains standstill provisions pursuant to which ARCP has agreed, among other things, not to make unsolicited proposals to acquire us or SIR for a period of 36 months. Concurrently with our entering into the Voting Agreement, RMR, which also provides management services to SIR, and Messrs. Barry Portnoy and Adam Portnoy, RMR’s principals, our Managing Trustees and managing trustees of SIR, also entered into a voting and standstill agreement on terms and conditions substantially similar to the Voting Agreement that also includes a standstill in respect of Senior Housing Properties Trust, a Maryland REIT, or SNH. One of our Independent Trustees also serves as an independent trustee of SIR, two of our Independent Trustees also serve as independent trustees of SNH and our President and Chief Operating Officer also serves as the president and chief operating officer of SIR.

AIC: We, RMR, SIR and four other companies to which RMR provides management services currently own AIC, an Indiana insurance company, and are parties to an amended and restated shareholders agreement regarding AIC.  On May 9, 2014, as a result of a change in control of EQC, as defined in the amended and restated shareholders agreement, we and the other AIC shareholders purchased pro rata the AIC shares EQC owned in accordance with the terms of that agreement.  Pursuant to that purchase, we purchased 2,857 AIC shares from EQC for $825.  Following these purchases, we and the other remaining six AIC shareholders each own approximately 14.3% of AIC.  As of December 31, 2014, we have invested $6,019 in AIC since we became an equity owner of AIC in 2009.

All of our Trustees and most of the trustees and directors of the other AIC shareholders currently serve on the board of directors of AIC.  RMR provides management and administrative services to AIC pursuant to a management and administrative services agreement with AIC.  Our Governance Guidelines provide that any material transaction between us and AIC shall be reviewed, authorized and approved or ratified by the affirmative votes of both a majority of our Board of Trustees and a majority of our Independent Trustees. The shareholders agreement among us, the other shareholders of AIC and AIC includes arbitration provisions for the resolution of disputes.

In 2012 and 2013, we and the other shareholders of AIC purchased a one-year property insurance policy providing $500,000 of coverage pursuant to an insurance program arranged by AIC and with respect to which AIC is a reinsurer of certain coverage amounts. Our annual premium for this property insurance was $1,161 and $410 in 2013 and 2012, respectively, before adjustments made for acquisitions or dispositions we made during those periods. In June 2014, we and the other shareholders of AIC renewed our participation in this program. In connection with that renewal, we purchased a

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

one-year property insurance policy providing $500,000 of coverage, with respect to which AIC is a reinsurer of certain coverage amounts. We paid AIC a premium, including taxes and fees, of approximately $526 in connection with that policy, which amount may be adjusted from time to time as we acquire or dispose of properties that are included in the policy.  Although we own less than 20% of AIC, we use the equity method to account for this investment because we believe that we have significant influence over AIC as all of our Trustees are also directors of AIC. Our investment in AIC had a carrying value of $6,946,  $6,031 and $5,747 as of December 31, 2014, 2013 and 2012, respectively, which amounts are included in other assets on our consolidated balance sheets. We recognized income of $87,  $334 and $316 related to our investment in AIC for 2014, 2013 and 2012, respectively.

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

Directors' and Officers' Liability Insurance:  In July 2013, we, RMR and five companies to which RMR then provided management services purchased a combined directors' and officers' liability insurance policy providing $10,000 in aggregate primary non-indemnifiable coverage and $5,000 in aggregate excess coverage and we also purchased from an unrelated third party insurer a separate directors' and officers' liability insurance policy providing $5,000 in coverage. We paid aggregate premiums of approximately $333 for these policies. In June 2014, we, RMR and four other companies to which RMR provides management services extended our and their combined directors’ and officers’ liability insurance policy, and we extended our separate directors’ and officers’ liability insurance policy, in each case for an interim period. We paid aggregate premiums of approximately $50 for these extensions.  In September 2014, we purchased a two year combined directors' and officers' insurance policy with RMR and five other companies to which RMR provides management services that provides $10,000 in aggregate primary coverage, including certain errors and omission coverage.  At that time, we also purchased separate additional one year directors' and officers' liability insurance policies that provide $20,000 of aggregate excess coverage plus $5,000 of excess non-indemnifiable coverage.  The total premium payable by us for these policies purchased in September 2014 was approximately $479.

Note 7. Concentration

Tenant and Credit Concentration

We define annualized rental income as the annualized contractual base rents from our tenants pursuant to our lease agreements with them as of the measurement date, plus straight line rent adjustments and estimated recurring expense reimbursements to be paid to us, and excluding lease value amortization. The U.S. Government, 12 state governments and the United Nations combined were responsible for approximately 93.0%,  92.6% and 93.8% of our annualized rental income, excluding properties classified as discontinued operations, as of December 31, 2014, 2013 and 2012, respectively. The U.S. Government is our largest tenant by annualized rental income and was responsible for approximately 69.0%,  69.0% and 71.0% of our annualized rental income, excluding properties classified as discontinued operations, as of December 31, 2014, 2013 and 2012, respectively.

Geographic Concentration

At December 31, 2014, our 72 properties (92 buildings), excluding one property classified as discontinued operations, were located in 31 states and the District of Columbia.  Properties located in Maryland,  California,  the District of Columbia,  Virginia,  Georgia,  New York and Massachusetts were responsible for approximately 11.2%,  11.0%,  9.9%,  9.8%,  8.9%,  8.2% and 5.5% of our annualized rental income as of December 31, 2014, respectively.

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

Note 8.  Indebtedness

At December 31, 2014 and 2013, our outstanding indebtedness consisted of the following:

	December 31,	December 31,
	2014	2013

Unsecured revolving credit facility	$—	$157,000
Unsecured term loan, due in 2017	—	350,000
Unsecured term loan, due in 2020	300,000	—
Unsecured term loan, due in 2022	250,000	—
Senior unsecured notes, 3.75% interest rate, including unamortized discount of $2,577, due in 2019	347,423	—
Mortgage note payable, 5.55% interest rate, including unamortized premium of $2,167, due in 2016(1)	85,167	—
Mortgage note payable, 5.73% interest rate, including unamortized premium of $177, due in 2015(1)	47,418	48,377
Mortgage note payable, 6.21% interest rate, due in 2016(1)	23,833	24,147
Mortgage note payable, 5.88% interest rate, due in 2021(1)	14,374	—
Mortgage note payable, 7.00% interest rate, including unamortized premium of $605, due in 2019(1)	9,563	9,919
Mortgage note payable, 8.15% interest rate, including unamortized premium of $398, due in 2021(1)	7,339	8,284
	$1,085,117	$597,727

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

On November 21, 2014, we replaced our then existing $550,000 unsecured revolving credit facility and $350,000 unsecured term loan with $1,300,000 of new credit facilities, consisting of our $750,000 unsecured revolving credit facility, a $250,000 unsecured term loan and a $300,000 unsecured term loan.  We recognized a loss on early extinguishment of debt of $766 during the year ended December 31, 2014 due to the write off of unamortized deferred financing fees related to the repayment and termination of our $550,000 unsecured revolving credit facility and our $350,000 unsecured term loan.

The maturity date of our revolving credit facility is January 31, 2019 and, subject to the payment of an extension fee and meeting certain other conditions, includes an option for us to extend the stated maturity date of our revolving credit facility by one year to January 31, 2020. Borrowings under our revolving credit facility bear interest at a rate of LIBOR plus a premium, which was 125 basis points as of December 31, 2014. We also pay a facility fee of 25 basis points per annum on the total amount of lending commitments under our revolving credit facility. Both the interest rate premium and the facility fee are subject to adjustment based upon changes to our credit ratings. As of December 31, 2014, the interest rate payable on borrowings under our revolving credit facility was 1.4%.  We had no borrowings outstanding under our new credit facility for the period from November 21, 2014, the date we entered into the credit agreement, to December 31, 2014, and we have $750,000 available under our new credit facility as of December 31, 2014.

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

The weighted average annual interest rate for borrowings under our then existing $550,000 unsecured revolving credit facility was 1.7%,  1.7% and 1.8%, respectively, for the period January 1, 2014 to November 20, 2014 and the years ended December 31, 2013 and 2012, respectively.

Our $300,000 unsecured term loan, which matures on March 31, 2020, is prepayable without penalty at any time.  The amount outstanding under our $300,000 term loan bears interest at LIBOR plus a premium, which was 140 basis points as of December 31, 2014.  The interest rate premium is subject to adjustment based upon changes to our credit ratings.  As of December 31, 2014, the interest rate for the amount outstanding under our $300,000 term loan was 1.6%.  The weighted average interest rate under our $300,000 term loan was 1.9% for the period from November 21, 2014, the date we entered into the credit agreement, to December 31, 2014.

Our $250,000 unsecured term loan, which matures on March 31, 2022, is prepayable at any time.  If our $250,000 term loan is repaid prior to November 22, 2015, a prepayment premium of 2.0% of the amount repaid would be incurred.  If our $250,000 term loan is repaid during the period from November 22, 2015 to November 21, 2016, a prepayment premium of 1.0% of the amount repaid would be incurred.  Subsequent to November 21, 2016, no prepayment premiums would be incurred.  The amount outstanding under our $250,000 term loan bears interest at LIBOR plus a premium, which was 180 basis points as of December 31, 2014.  The interest rate premium is subject to adjustment based upon changes to our credit ratings.  As of December 31, 2014, the interest rate for the amount outstanding under our $250,000 term loan was 2.0%.  The weighted average interest rate under our $250,000 term loan was 2.3% for the period from November 21, 2014, the date we entered into the credit agreement, to December 31, 2014.

In addition, our credit agreement includes a feature under which the maximum borrowing availability under the new facilities may be increased to up to $2,500,000 on a combined basis in certain circumstances.

We had a $350,000 unsecured term loan that was scheduled to mature on January 11, 2017, and was prepayable without penalty at any time. Our $350,000 unsecured term loan bore interest at a rate of LIBOR plus a premium, which was 175 basis points as of November 20, 2014.  The interest rate premium was subject to adjustment based upon changes to our credit ratings. This $350,000 unsecured term loan was fully repaid on November 21, 2014 with proceeds from our $250,000 term loan and our $300,000 term loan. The weighted average interest rate for the amount outstanding under our then existing $350,000 term loan was 1.9% for both the period from January 1, 2014 to November 20, 2014 and 1.9% for the year ended December 31, 2013 and 2.0% for the period January 12, 2012, the date we entered into the loan agreement, to December 31, 2012.

On July 9, 2014, we entered into a $500,000 unsecured term loan.    This term loan was scheduled to mature on July 8, 2015, and was prepayable without penalty at any time.  Our $500,000 unsecured term loan bore interest at a rate of LIBOR plus a premium, which was 175 basis points as of July 9, 2014.  The interest rate premium was subject to adjustment based upon changes to our credit ratings.  We used the net proceeds of our new term loan to fund a portion of the purchase price of the SIR common shares we acquired on July 9, 2014.  On July 29, 2014, we sold 15,525,000 of our common shares of beneficial interest, $.01 par value per share, or our common shares, in a public offering at a price of $23.50 per share for net proceeds of approximately $349,787, after deducting the underwriting discount and other offering expenses.  On August 18, 2014, we issued $350,000 of 3.75% unsecured senior notes due August 15, 2019 in a public offering for net proceeds of approximately $344,293, after deducting the underwriting discount and other offering expenses.  The net proceeds from these offerings were used to fully repay amounts outstanding under our $500,000 term loan and to reduce amounts outstanding under our then existing revolving credit facility.  We recorded a loss on early extinguishment of debt of $541 during the year ended December 31, 2014 which represented the unamortized deferred financing fees related to the $500,000 term loan. See Notes 6 and 11 for further information regarding our SIR investment.

Our credit agreement provides for acceleration of payment of all amounts due thereunder upon the occurrence and continuation of certain events of default, such as a change of control of us, which includes RMR ceasing to act as our business manager and property manager. Our senior unsecured notes indenture its supplement and our credit agreement also contain a number of covenants, including covenants that restrict our ability to incur debts or to make distributions under

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

certain circumstances and require us to maintain financial ratios and a minimum net worth.  We believe we were in compliance with the terms and conditions of the respective covenants under our senior unsecured notes indenture and its supplement and our credit agreement at December 31, 2014.

At December 31, 2014,  six of our properties (eight buildings) with an aggregate net book value of $258,869 secured six mortgage notes that were assumed in connection with the acquisition of such properties. Our mortgage notes are non-recourse and do not contain any material financial covenants.

Note 9. Fair Value of Assets and Liabilities

Our assets and liabilities at December 31, 2014 include cash and cash equivalents, restricted cash, rents receivable, mortgage notes payable, accounts payable, senior unsecured notes, term loans, amounts due to related persons, other accrued expenses and security deposits. At December 31, 2014, the fair values of our financial instruments approximated their carrying values in our consolidated financial statements due to their short term nature or variable interest rates, except as follows:

	Carrying Amount	Fair Value
Senior unsecured notes, 3.75% interest rate, including unamortized discount of $2,577, due in 2019	$347,423	$356,129
Mortgage note payable, 5.55% interest rate, including unamortized premium of $2,167, due in 2016(1)	85,167	85,171
Mortgage note payable, 5.73% interest rate, including unamortized premium of $177, due in 2015(1)	47,418	48,233
Mortgage note payable, 6.21% interest rate, due in 2016(1)	23,833	25,394
Mortgage note payable, 5.88% interest rate, due in 2021(1)	14,374	15,249
Mortgage note payable, 7.00% interest rate, including unamortized premium of $605, due in 2019(1)	9,563	10,275
Mortgage note payable, 8.15% interest rate, including unamortized premium of $398, due in 2021(1)	7,339	7,956
	$535,117	$548,407

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

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

The table below presents two of our assets measured on a non-recurring basis at fair value at December 31, 2014, categorized by the level of inputs used in the valuation of these assets:

		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)

Property held for sale and classified as discontinued operations(1)	$12,260	$—	$—	$12,260
Property held for sale and classified as held for sale in continuing operations(2)	29,896	—	—	29,896
	$42,156	$—	$—	$42,156

(1)

The estimated fair value at December 31, 2014 of this property, for which a loss on asset impairment was recognized during the year ended December 31, 2013, is based upon broker estimates of value less estimated sales costs (Level 3 inputs as defined in the fair value hierarchy under GAAP).

(2)

The estimated fair value at December 31, 2014 of this property, for which a loss on asset impairment was recognized during the year ended December 31, 2014, is based upon sales price less estimated sales costs (Level 3 inputs as defined in the fair value hierarchy under GAAP).

During the three months ended March 31, 2014, we increased the carrying value of a property held for sale due to an increase in its estimated fair value.  We sold this property in February 2014.  See Note 5 for additional information regarding this property.

Note 10. Shareholders’ Equity

Common Share Awards

We have common shares available for issuance under the terms of our 2009 Plan. As described in Note 6, we awarded common shares to our officers and certain employees of RMR in 2012, 2013 and 2014. We also awarded each of our Trustees 2,500 common shares in 2014 with an aggregate market value of $318  ($64 per Trustee), 2,000 common shares in 2013 with an aggregate market value of $266  ($53 per Trustee) and 2,000 common shares in 2012 with an aggregate market value of $224  ($45 per Trustee) as part of their annual compensation, based upon the closing price of our common shares on the NYSE on the date of grant. The common shares awarded to our Trustees vested immediately. The common shares awarded to our officers and certain employees of RMR vest in five equal annual installments beginning on the date of grant. We include and base the value of awarded shares in general and administrative expenses at the time the awards vest.

A summary of shares granted and vested under the terms of our 2009 Plan for the years ended December 31, 2014, 2013 and 2012, is as follows:

	2014		2013		2012
		Weighted		Weighted		Weighted
	Number	Average	Number	Average	Number	Average
	of	Grant Date	of	Grant Date	of	Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Unvested shares, beginning of year	85,451	$23.71	76,104	$23.82	64,270	$23.89
Shares granted	63,650	23.70	58,350	24.12	93,058	23.72
Shared forfeited or repurchased	-	-	(450)	23.68	(820)	23.99
Shares vested	(58,763)	24.17	(48,553)	24.38	(80,404)	23.76
Unvested shares, end of year	90,338	23.40	85,451	23.71	76,104	23.82

The 90,338 unvested shares as of December 31, 2014 are scheduled to vest as follows: 34,040 shares in 2015, 26,952 shares in 2016, 19,116 shares in 2017 and 10,230 in 2018. As of December 31, 2014, the estimated future compensation expense for the unvested shares was $2,079 based on the closing share price of our common shares on the NYSE on December 31, 2014 of $23.01. The weighted average period over which the compensation expense will be recorded is approximately 22 months. During the years ended December 31, 2014, 2013 and 2012, we recorded $1,165,

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

$1,269 and $1,598, respectively, of compensation expense related to our 2009 Plan. At December 31, 2014,  1,659,562 of our common shares remained available for issuance under the 2009 Plan.

Share Issuances

In July 2014, we sold 15,525,000 of our common shares in a public offering at a price of $23.50 per share for net proceeds of $349,787.

During the year ended December 31, 2014 and the period January 1, 2015 to February 19, 2015, we issued 38,559 and 7,749, respectively, of our common shares to RMR as part of the business management fee payable by us under our business management agreement. See Note 6 for further information regarding this agreement.

Distributions

On February 21, 2014,  May 21, 2014,  August 22, 2014 and November 20, 2014 we paid a $0.43 per share distribution to our common shareholders. On January 12, 2015, we declared a dividend payable to common shareholders of record on January 23, 2015 in the amount of $0.43 per share. We expect to pay this distribution on or about February 26, 2015.

Cash distributions per share paid or payable by us to our common shareholders for the year ended December 31, 2014, 2013, and 2012 were $1.72,  $1.72 and $1.69, respectively. The characterization of our distributions paid or accrued in 2014 was 55.12% ordinary income, 41.94% return of capital and 2.94% IRC Section 1250 gain. The characterization of our distributions paid or accrued in 2013 was 82.92% ordinary income, 9.55% return of capital, 7.01% capital gain and 0.52% IRC Section 1250 gain. The characterization of our distributions paid or accrued in 2012 was 80.36% ordinary income and 19.64% return of capital.

Note 11. Equity Investment in Select Income REIT

As described in Note 6, on July 9, 2014, we acquired 21,500,000 common shares of SIR, or approximately 35.9%, of the then outstanding SIR common shares at December 31, 2014.  SIR is a REIT that is primarily focused on owning and investing in net leased, single tenant properties.  As of December 31, 2014, our investment in SIR had a carrying value of $680,137, including $1,174 of costs related to this acquisition, and a market value, based on the closing price of SIR common shares on NYSE on that day, of $524,815.  We periodically evaluate our equity investments for possible indicators of other than temporary impairment whenever events or changes in circumstances indicate the carrying amount of the investment might not be recoverable. These indicators may include the length of time the market value of our investment is below our cost basis, the financial condition of the issuer, our intent and ability to be a long term holder of the investment and other considerations.  If the decline in fair value is judged to be other than temporary, we may record an impairment charge to adjust the basis of the investment to its fair value.

We account for our investment in SIR under the equity method.  Under the equity method, we record our proportionate share of the net income of SIR as equity in earnings of an investee in our consolidated statements of income and comprehensive income.  For the period from July 9, 2014 to December 31, 2014, we recorded $17,113 of equity in the earnings of SIR. As of the date of acquisition, the cost of our investment in SIR exceeded our proportionate share of SIR’s total shareholders’ equity book value by $154,413. As required under GAAP, we are amortizing this difference to equity in earnings of investees over the average remaining useful lives of the real estate assets and intangible assets and liabilities owned by SIR as of the date of acquisition.  This amortization decreased our equity in the earnings of SIR by $6,237 for the period from July 9, 2014 to December 31, 2014.  During the period from July 9, 2014 to December 31, 2014, SIR issued 67,947 common shares.  We recognized a loss on issuance of shares by an equity investee of $53 during the period from July 9, 2014 to December 31, 2014 as a result of the per share issuance price of these SIR common shares being below the average per share carrying value of our SIR common shares.

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

During the period from July 9, 2014 to December 31, 2014, we received cash distributions from SIR totaling $20,640.

On January 29, 2015, SIR completed its acquisition of CCIT.  In connection with this acquisition, SIR issued approximately 28.4 million of its common shares to holders of CCIT common shares.  As a result of this issuance, we expect to record a loss on issuance of shares by an equity investee of approximately $41,000 during the first quarter of 2015.

The following summarized financial data of SIR as reported in SIR’s Annual Report on Form 10-K for the year ended December 31, 2014, or the SIR Annual Report, includes the financial position and results of operations for periods prior to July 9, 2014 (the date on which we acquired our interest in SIR).  References in our financial statements to the SIR Annual Report are included as references to the source of the data only, and the information in the SIR Annual Report is not incorporated by reference into our financial statements.

Consolidated Balance Sheets:

	December 31,	December 31,
	2014	2013
Real estate properties, net	$1,772,510	$1,579,234
Acquired real estate leases, net	120,700	129,426
Cash and cash equivalents	13,504	20,025
Rents receivable, net	68,385	55,335
Other assets, net	18,132	17,839
Total assets	$1,993,231	$1,801,859

Revolving credit facility	$77,000	$159,000
Term loan	350,000	350,000
Mortgage notes payable	18,816	27,147
Assumed real estate lease obligations, net	26,475	26,966
Other liabilities	40,493	40,055
Shareholders' equity	1,480,447	1,198,691
Total liabilities and shareholders' equity	$1,993,231	$1,801,859

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

Consolidated Statements of Income:

	Years Ended December 31,
	2014	2013	2012
Rental income	$189,743	$159,011	$105,559
Tenant reimbursements and other income	32,937	29,312	17,231
Total revenues	222,680	188,323	122,790

Operating expenses	40,799	36,382	23,796
Depreciation and amortization	41,054	31,091	14,860
Acquisition related costs	7,348	2,002	2,470
General and administrative	14,881	12,423	8,203
Total expenses	104,082	81,898	49,329
Operating income	118,598	106,425	73,461

Interest expense	(12,974)	(13,763)	(7,565)
Gain on early extinguishment of debt	243	—	—
Income before income tax expense and equity in earnings of an investee	105,867	92,662	65,896
Income tax expense (benefit)	(175)	96	(290)
Equity in earnings of an investee	87	334	269
Income before gain on sale of property	105,779	93,092	65,875
Gain on sale of property	116	—	—
Net income	$105,895	$93,092	$65,875

Weighted average common shares outstanding (basic)	55,964	44,539	27,117
Weighted average common shares outstanding (diluted)	56,035	44,592	27,122
Net income per common share (basic and diluted)	$1.89	$2.09	$2.43

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

Note 12. Segment Information

We operate in two business segments: ownership of properties that are primarily leased to government tenants and our equity method investment in SIR:

	Year ended December 31, 2014
	Investment	Investment
	in Real Estate	in SIR	Corporate	Consolidated

Rental income	$251,031	$—	$—	$251,031

Expenses:
Real estate taxes	28,389	—	—	28,389
Utility expenses	19,369	—	—	19,369
Other operating expenses	45,982	—	—	45,982
Depreciation and amortization	66,593	—	—	66,593
Loss on asset impairment	2,016	—	—	2,016
Acquisition related costs	1,344	—	—	1,344
General and administrative	—	—	15,809	15,809
Total expenses	163,693	—	15,809	179,502

Operating income (loss)	87,338	—	(15,809)	71,529
Interest and other income	—	—	69	69
Interest expense	(7,820)	—	(20,228)	(28,048)
Loss on early extinguishment of debt	—	—	(1,307)	(1,307)
Income (loss) from continuing operations before income taxes and
equity in earnings of investees	79,518	—	(37,275)	42,243
Income tax expense	—	—	(117)	(117)
Loss on issuance of shares by an equity investee	—	(53)	—	(53)
Equity in earnings of investees	—	10,876	87	10,963
Income from continuing operations	79,518	10,823	(37,305)	53,036
Income from discontinued operations	3,498	—	—	3,498
Net income (loss)	$83,016	$10,823	$(37,305)	$56,534

Total Assets	$1,714,130	$680,137	$33,348	$2,427,615

Note 13. Selected Quarterly Financial Data (Unaudited)

The following is a summary of our unaudited quarterly results of operations for 2014 and 2013.

	2014
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Rental income	$59,820	$62,428	$64,158	$64,625
Net income	15,190	14,608	12,622	14,114
Net income per common share (basic and diluted)	0.28	0.27	0.19	0.20
Common distributions paid	0.43	0.43	0.43	0.43

	2013
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Rental income	$56,304	$55,934	$56,401	$58,271
Net income	24,726	15,204	1,966	12,724
Net income per common share (basic and diluted)	0.45	0.28	0.04	0.23
Common distributions paid	0.43	0.43	0.43	0.43

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(dollars in thousands, except per share amounts)

Note 14. Pro Forma Information (unaudited)

During the years ended December  31, 2014, we purchased four properties (five buildings) for an aggregate purchase price of $167,525, including the assumption of $97,524 of mortgage debt and excluding acquisition costs.  The following table presents our pro forma results of operations as if these acquisitions and financing activities were completed on January 1, 2013. This pro forma data is not necessarily indicative of what our actual results of operations would have been for the periods presented, nor does it represent the results of operations for any future period. Differences could result from various factors, including but not limited to, additional property acquisitions, property sales, changes in interest rates and changes in our debt or equity capital and such differences could be significant.

	Years ended December 31,
	2014	2013
Total Revenues	$258,604	$246,006
Net income	57,214	51,500
Per share data (basic and diluted):
Net income	$0.93	$0.94

During the year ended December 31, 2014, we recognized revenues of $11,240 and operating income of $1,438 arising from the above referenced acquisitions.

	GOVERNMENT PROPERTIES INCOME TRUST
	SCHEDULE III
	REAL ESTATE AND ACCUMULATED DEPRECIATION
	December 31, 2014
	(dollars in thousands)

						Costs
				Initial Cost to Company		Capitalized	Cost amount carried at Close of Period					Original
					Buildings and	Subsequent to		Buildings and		Accumulated	Date(s)	Construction
	Property	Location	Encumbrances(1)	Land	Equipment	Acquisition	Land	Equipment	Total (2)	Depreciation(3)	Acquired	Date(s)
1	131 Clayton Street	Montgomery, AL	$ -	$ 920	$ 9,084	$ 16	$ 920	$ 9,100	$ 10,020	$ (796)	6/22/2011	2007
2	4344 Carmichael Road	Montgomery, AL	-	1,374	11,658	-	1,374	11,658	13,032	(291)	12/17/2013	2009
3	15451 North 28th Avenue	Phoenix, AZ	-	1,917	7,416	-	1,917	7,416	9,333	(62)	9/10/2014	1996
4	711 14th Avenue	Safford, AZ	-	460	11,708	106	460	11,814	12,274	(1,322)	6/16/2010	1992
5	10949 N. Mather Boulevard	Rancho Cordova, CA	-	562	16,923	-	562	16,923	17,485	(494)	10/30/2013	2012
6	4181 Ruffin Road	San Diego, CA	-	5,250	10,549	3,698	5,250	14,247	19,497	(1,624)	7/16/2010	1981
7	4560 Viewridge Road	San Diego, CA	-	4,269	18,316	906	4,347	19,144	23,491	(8,635)	3/31/1997	1996
8	5045 East Butler Street	Fresno, CA	-	7,276	61,118	8	7,277	61,125	68,402	(18,910)	8/29/2012	1971
9	9800 Goethe Road	Sacramento, CA	-	1,550	12,263	1,491	1,550	13,754	15,304	(1,798)	12/23/2009	1988
10	9815 Goethe Road	Sacramento, CA	-	1,450	9,465	1,523	1,450	10,988	12,438	(869)	9/14/2011	1992
11	Capital Place	Sacramento, CA	-	2,290	35,891	3,804	2,290	39,695	41,985	(4,898)	12/17/2009	1988
12	Sky Park Centre	San Diego, CA	-	685	5,530	4	685	5,534	6,219	(1,734)	6/24/2002	1986
13	Turning Basin Business Park	Stockton, CA	-	563	5,470	-	563	5,470	6,033	(330)	7/20/2012	2012
14	12795 West Alameda Parkway	Lakewood, CO	7,339	2,640	23,777	1,045	2,640	24,822	27,462	(3,047)	1/15/2010	1997
15	16194 West 45th Street	Golden, CO	-	494	152	6,457	495	6,608	7,103	(2,732)	3/31/1997	1997
16	Corporate Center	Lakewood, CO	-	2,886	27,537	3,849	2,887	31,385	34,272	(8,841)	10/11/2002	1981
17	20 Massachusetts Avenue	Washington, DC	-	12,008	51,528	20,858	12,229	72,166	84,395	(27,669)	3/31/1997	1996
18	625 Indiana Avenue	Washington, DC	-	26,000	25,955	3,437	26,000	29,392	55,392	(3,238)	8/17/2010	1989
19	7850 Southwest 6th Court	Plantation, FL	-	4,800	30,592	383	4,800	30,975	35,775	(2,816)	5/12/2011	1999
20	8900 Grand Oak Circle	Tampa, FL	9,563	1,100	11,773	133	1,100	11,906	13,006	(1,261)	10/15/2010	1994
21	181 Spring Street NW	Atlanta, GA	-	4,047	20,017	1	4,048	20,017	24,065	(1,209)	7/25/2012	2005
22	220 E. Bryan Street	Savannah, GA	-	950	2,376	46	950	2,422	3,372	(274)	7/16/2010	1990
23	4712 Southpark Boulevard	Ellenwood, GA	-	1,390	19,635	-	1,390	19,635	21,025	(1,186)	7/25/2012	2007
24	Corporate Square	Atlanta, GA	-	3,996	29,762	4,666	3,996	34,428	38,424	(8,270)	7/16/2004	1967
25	Executive Park	Atlanta, GA	-	1,521	11,826	3,869	1,521	15,695	17,216	(3,195)	7/16/2004	1972
26	One Georgia Center	Atlanta, GA	-	10,250	27,933	175	10,250	28,108	38,358	(2,297)	9/30/2011	1968
27	South Vinnell Way	Boise, ID	-	3,390	29,026	330	3,390	29,355	32,745	(1,701)	9/11/2012	1996; 1997; 2002
28	2020 S. Arlington Heights	Arlington Heights, IL	-	1,450	13,160	846	1,450	14,006	15,456	(1,770)	12/29/2009	2002
29	Intech Park	Indianapolis, IN	47,418	4,170	68,888	2,264	4,170	71,152	75,322	(5,748)	10/14/2011	2000; 2001; 2008
30	400 State Street	Kansas City, KS	-	640	9,932	1,345	640	11,277	11,917	(1,315)	6/16/2010	1990
31	7125 Industrial Road	Florence, KY	-	1,698	11,722	10	1,698	11,732	13,430	(586)	12/31/2012	1980
32	25 Newport Avenue	Quincy, MA	-	2,700	9,199	348	2,700	9,547	12,247	(922)	2/16/2011	1985
33	251 Causeway Street	Boston, MA	-	5,100	17,293	684	5,100	17,977	23,077	(1,915)	8/17/2010	1988
34	75 Pleasant Street	Malden, MA	-	1,050	31,086	118	1,050	31,204	32,254	(3,565)	5/24/2010	2008
35	One Montvale Avenue	Stoneham, MA	-	1,670	11,035	930	1,670	11,965	13,635	(1,277)	6/16/2010	1987
36	20400 Century Boulevard	Germantown, MD	-	2,305	9,890	740	2,347	10,588	12,935	(4,738)	3/31/1997	1995
37	2115 East Jefferson Street	Rockville, MD	-	3,349	11,152	-	3,349	11,152	14,501	(372)	8/27/2013	2003
38	3300 75th Avenue	Landover, MD	23,833	4,110	36,371	402	4,110	36,773	40,883	(4,423)	2/26/2010	2004
39	4201 Patterson Avenue	Baltimore, MD	-	900	8,097	2,240	901	10,336	11,237	(3,421)	10/15/1998	1989

	GOVERNMENT PROPERTIES INCOME TRUST
	SCHEDULE III
	REAL ESTATE AND ACCUMULATED DEPRECIATION
	December 31, 2014
	(dollars in thousands)

						Costs
				Initial Cost to Company		Capitalized	Cost amount carried at Close of Period					Original
					Buildings and	Subsequent to		Buildings and		Accumulated	Date(s)	Construction
	Building	City	Encumbrances(1)	Land	Equipment	Acquisition	Land	Equipment	Total (2)	Depreciation(3)	Acquired	Date(s)
40	1401 Rockville Pike	Rockville, MD	$ -	$ 3,251	$ 29,258	$ 5,460	$ 3,248	$ 34,721	$ 37,969	$ (13,286)	2/2/1998	1986
41	Meadows Business Park	Woodlawn, MD	-	3,735	21,509	213	3,735	21,722	25,457	(2,117)	2/15/2011	1973
42	Rutherford Business Park	Windsor Mill, MD	-	1,598	10,219	8	1,598	10,227	11,825	(533)	11/16/2012	1972
43	11411 E. Jefferson Avenue	Detroit, MI	-	630	18,002	-	630	18,002	18,632	(2,100)	4/23/2010	2009
44	330 South Second Avenue	Minneapolis, MN	-	3,990	18,186	7,640	3,990	25,826	29,816	(2,407)	7/16/2010	1980
45	Rosedale Corporate Plaza	Roseville, MN	-	672	6,045	1,295	672	7,340	8,012	(2,423)	12/1/1999	1987
46	1300 Summit Street	Kansas City, MO	-	2,776	12,070	197	2,776	12,267	15,043	(684)	11/16/2012	2011
47	4241-4300 NE 34th Street	Kansas City, MO	-	1,443	6,193	3,769	1,780	9,625	11,405	(4,249)	3/31/1997	1995
48	1220 Echelon Parkway	Jackson, MS	-	440	25,458	49	440	25,507	25,947	(1,541)	7/25/2012	2009
49	10-12 Celina Avenue	Nashua, NH	-	3,000	14,052	154	3,000	14,206	17,206	(1,900)	8/31/2009	1997
50	50 West State Street	Trenton, NJ	-	5,000	38,203	1,334	5,000	39,537	44,537	(3,889)	12/30/2010	1989
51	435 Montano Boulevard	Albuquerque, NM	-	710	1,651	147	710	1,798	2,508	(254)	7/16/2010	1984
52	138 Delaware Avenue	Buffalo, NY	-	4,405	18,899	5,016	4,485	23,835	28,320	(8,837)	3/31/1997	1994
53	305 East 46th Street	New York, NY	-	36,800	66,661	1,217	36,800	67,878	104,678	(5,991)	5/27/2011	2008
54	5000 Corporate Court	Holtsville, NY	-	6,530	17,711	1,106	6,530	18,817	25,347	(1,551)	8/31/2011	2000
55	Airline Corporate Center	Colonie, NY	-	790	6,400	-	790	6,400	7,190	(400)	6/22/2012	2004
56	4600 25th Avenue	Salem, OR	-	6,510	17,973	3,920	6,510	21,893	28,403	(1,672)	12/20/2011	2007
57	Synergy Business Park	Columbia, SC	-	1,439	11,143	2,488	1,439	13,631	15,070	(2,039)	5/10/2006; 9/17/2010	1982; 1985
58	One Memphis Place	Memphis, TN	-	1,630	5,645	897	1,630	6,542	8,172	(730)	9/17/2010	1985
59	701 Clay Road	Waco, TX	-	2,030	8,708	2,100	2,060	10,778	12,838	(4,081)	12/23/1997	1997
60	Aquia Commerce Center	Stafford, VA	-	2,090	7,465	162	2,090	7,627	9,717	(665)	6/22/2011	1988; 1999
61	Enterchange at Meadowville	Chester, VA	-	1,478	9,594	235	1,478	9,829	11,307	(320)	8/28/2013	2011
62	Pender Business Park	Fairfax, VA	-	2,529	21,386	87	2,529	21,473	24,002	(623)	11/4/2013	2000
63	3920 Pender Drive	Fairfax, VA	14,374	2,964	12,840	9	2,964	12,850	15,814	(241)	3/21/2014	1981
64	1759 & 1760 Business Park Drive	Reston, VA	85,167	9,066	78,658	51	9,066	78,709	87,775	(1,147)	5/28/2014	1987
65	9960 Maryland Drive	Richmond, VA	-	2,614	15,930	29	2,614	15,959	18,573	(232)	5/20/2014	1994
66	65 Bowdoin Street	S. Burlington, VT	-	700	8,416	120	700	8,536	9,236	(1,007)	4/9/2010	2009
67	840 North Broadway	Everett, WA	-	3,360	15,376	159	3,360	15,535	18,895	(965)	6/28/2012	1985
68	Stevens Center	Richland, WA	-	3,970	17,035	769	4,042	17,732	21,774	(7,732)	3/31/1997	1995
69	11050 West Liberty Drive	Milwaukee, WI	-	945	4,539	132	945	4,671	5,616	(424)	6/9/2011	2006
70	2029 Stonewall Jackson Drive	Falling Waters, WV	-	906	3,886	263	921	4,133	5,054	(1,795)	3/31/1997	1993
71	5353 Yellowstone Road	Cheyenne, WY	-	1,915	8,217	1,193	1,950	9,375	11,325	(4,405)	3/31/1997	1995
			$ 187,694	$ 253,096	$ 1,322,433	$ 106,951	$ 254,008	$ 1,428,472	$ 1,682,480	$ (219,791)

(1)	Includes the unamortized balance of the fair value adjustments.
(2)	Excludes value of real estate intangibles. Aggregate cost for federal income tax purposes is approximately $1,953,910.
(3)	Depreciation on building and improvements is provided for periods ranging up to 40 years and on equipment up to 12 years.

GOVERNMENT PROPERTIES INCOME TRUST

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2014

(dollars in thousands)

Analysis of the carrying amount of real estate properties and accumulated depreciation:

	Real Estate	Accumulated
	Properties	Depreciation
Balance at December 31, 2011	$1,288,453	$139,210
Additions	192,560	30,601
Disposals	(13,150)	(13,150)
Balance at December 31, 2012	1,467,863	156,661
Additions	103,413	33,688
Disposals	(2,714)	(2,714)
Balance at December 31, 2013	1,568,562	187,635
Additions	151,316	37,671
Loss on asset impairment	(7,058)	(5,071)
Disposals	(444)	(444)
Reclassification of assets held for sale	(29,896)	-
Balance at December 31, 2014	$1,682,480	$219,791

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOVERNMENT PROPERTIES INCOME TRUST
By:	/s/ David M. Blackman David M. Blackman President and Chief Operating Officer
Dated: February 20, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ David M. Blackman David M. Blackman	President and Chief Operating Officer	February 20, 2015
/s/ Mark L. Kleifges Mark L. Kleifges	Treasurer and Chief Financial Officer (principal financial officer and principal accounting officer)	February 20, 2015
/s/ Adam D. Portnoy Adam D. Portnoy	Managing Trustee	February 20, 2015
/s/ Barry M. Portnoy Barry M. Portnoy	Managing Trustee	February 20, 2015
/s/ John L. Harrington John L. Harrington	Independent Trustee	February 20, 2015
/s/ Barbara D. Gilmore Barbara D. Gilmore	Independent Trustee	February 20, 2015
/s/ Jeffrey P. Somers Jeffrey P. Somers	Independent Trustee	February 20, 2015