Form 10-Q
period 2015-03-31
Government Properties Income Trust
filed 2015-04-30
CIK 1456772

Xa

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Number of registrant’s common shares of beneficial interest, $.01 par value per share, outstanding as of April 29, 2015: 70,363,667

GOVERNMENT PROPERTIES INCOME TRUST

FORM 10-Q

March 31, 2015

References in this Quarterly Report on Form 10-Q to “we”, “us” or “our” include Government Properties Income Trust and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

PART I.       Financial Information

Item 1.  Financial Statements

GOVERNMENT PROPERTIES INCOME TRUST

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

(unaudited)

	March 31,	December 31,
	2015	2014
ASSETS
Real estate properties:
Land	$254,008	$254,008
Buildings and improvements	1,430,510	1,428,472
Total real estate properties, gross	1,684,518	1,682,480
Accumulated depreciation	(229,387)	(219,791)
Total real estate properties, net	1,455,131	1,462,689

Equity investment in Select Income REIT	721,281	680,137
Assets of discontinued operations	12,421	13,165
Assets of property held for sale	—	32,797
Acquired real estate leases, net	141,920	150,080
Cash and cash equivalents	9,537	13,791
Restricted cash	3,042	2,280
Rents receivable, net	37,629	36,239
Deferred leasing costs, net	11,553	11,450
Deferred financing costs, net	12,063	12,782
Other assets, net	10,350	12,205
Total assets	$2,414,927	$2,427,615

LIABILITIES AND SHAREHOLDERS’ EQUITY
Unsecured revolving credit facility	$55,000	$—
Unsecured term loans	550,000	550,000
Senior unsecured notes, net of discount	347,563	347,423
Mortgage notes payable, including premiums	186,541	187,694
Liabilities of discontinued operations	211	150
Liabilities of property held for sale	—	343
Accounts payable and accrued expenses	23,944	26,471
Due to related persons	2,362	2,161
Assumed real estate lease obligations, net	15,104	15,924
Total liabilities	1,180,725	1,130,166

Commitments and contingencies

Shareholders’ equity:
Common shares of beneficial interest, $.01 par value: 100,000,000 shares
authorized, 70,359,837 and 70,349,227 shares issued and outstanding, respectively	704	703
Additional paid in capital	1,457,947	1,457,631
Cumulative net income	215,077	248,447
Cumulative other comprehensive income	95	37
Cumulative common distributions	(439,621)	(409,369)
Total shareholders’ equity	1,234,202	1,297,449
Total liabilities and shareholders’ equity	$2,414,927	$2,427,615

See accompanying notes.

GOVERNMENT PROPERTIES INCOME TRUST

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(amounts in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2015	2014

Rental income	$62,659	$59,820

Expenses:
Real estate taxes	7,410	6,812
Utility expenses	4,571	5,696
Other operating expenses	12,210	11,041
Depreciation and amortization	17,215	15,427
Acquisition related costs	6	509
General and administrative	4,004	3,097
Total expenses	45,416	42,582

Operating income	17,243	17,238
Interest and other income	12	50
Interest expense (including net amortization of debt premiums and discounts
and deferred financing fees of $332 and $330, respectively)	(9,302)	(4,527)
Income from continuing operations before income taxes and equity in earnings (losses) of investees	7,953	12,761
Income tax expense	(30)	(22)
Loss on issuance of shares by an equity investee	(40,771)	—
Equity in earnings (losses) of investees	(316)	(97)
Income (loss) from continuing operations	(33,164)	12,642
Income (loss) from discontinued operations	(206)	2,548
Net income (loss)	(33,370)	15,190

Other comprehensive income:
Equity in unrealized gain of investees	58	19
Other comprehensive income	58	19
Comprehensive income (loss)	$(33,312)	$15,209

Weighted average common shares outstanding (basic)	70,266	54,639
Weighted average common shares outstanding (diluted)	70,266	54,725

Per common share amounts (basic and diluted):
Income (loss) from continuing operations	$(0.47)	$0.23
Income (loss) from discontinued operations	$—	$0.05
Net income (loss)	$(0.47)	$0.28

See accompanying notes.

GOVERNMENT PROPERTIES INCOME TRUST

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Three Months Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(33,370)	$15,190
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation	9,626	9,156
Net amortization of debt premiums and discounts and deferred financing fees	332	330
Straight line rental income	(663)	(1,139)
Amortization of acquired real estate leases	7,340	6,020
Amortization of deferred leasing costs	556	456
Other non-cash expenses	507	354
Increase in carrying value of asset held for sale	—	(2,344)
Equity in (earnings) losses of investees	316	97
Loss on issuance of shares by an equity investee	40,771	—
Distributions of earnings from equity investees	2,176	—
Change in assets and liabilities:
Restricted cash	(762)	(655)
Deferred leasing costs	(412)	(1,179)
Rents receivable	1,587	3,084
Other assets	2,699	2,041
Accounts payable and accrued expenses	(2,656)	(210)
Due to related persons	201	(136)
Cash provided by operating activities	28,248	31,065
CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate acquisitions and deposits	—	(5,118)
Real estate improvements	(2,678)	(4,634)
Investment in Select Income REIT	(95,821)	—
Distributions in excess of earnings from equity investees	11,354	—
Proceeds from sale of properties, net	30,521	4,644
Cash used in investing activities	(56,624)	(5,108)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of mortgage notes payable	(610)	(520)
Borrowings on unsecured revolving credit facility	75,000	23,500
Repayments on unsecured revolving credit facility	(20,000)	(30,000)
Financing fees	(16)	(91)
Distributions to common shareholders	(30,252)	(23,530)
Cash provided by (used in) financing activities	24,122	(30,641)
Decrease in cash and cash equivalents	(4,254)	(4,684)
Cash and cash equivalents at beginning of period	13,791	7,663
Cash and cash equivalents at end of period	$9,537	$2,979

Supplemental cash flow information:
Interest paid	$12,078	$4,131
Income taxes paid	131	43
Non-cash investing activities:
Real estate acquisition funded with the assumption of mortgage debt	$—	$(14,524)
Non-cash financing activities:
Assumption of mortgage debt	$—	$14,524

See accompanying notes.

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(unaudited)

Note 1.    Basis of Presentation

The accompanying condensed consolidated financial statements of Government Properties Income Trust and its subsidiaries, or the Company, we or us, are unaudited. Certain information and disclosures required by U.S. generally accepted accounting principles, or GAAP, for complete financial statements have been condensed or omitted.  We believe the disclosures made are adequate to make the information presented not misleading.  However, the accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2014, or our Annual Report.  In the opinion of our management, all adjustments, which include only normal recurring adjustments considered necessary for a fair presentation, have been included.  All intercompany transactions and balances with or among our consolidated subsidiaries have been eliminated.  Our operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.

The preparation of these financial statements in conformity with GAAP requires us to make estimates and assumptions that affect reported amounts. Actual results could differ from those estimates.  Significant estimates in the condensed consolidated financial statements include purchase price allocations, useful lives of fixed assets, impairment of real estate and the valuation of intangible assets and equity method investments.

Note 2.    Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board issued Accounting Standards Update, or ASU, No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. This update is effective for interim and annual reporting periods beginning after December 15, 2015 and requires retrospective application.  The implementation of this update is not expected to cause any material changes to our consolidated financial statements other than the reclassification of debt issuance costs from assets to contra liabilities on our condensed consolidated balance sheets.

Note 3.    Per Common Share Amounts

We calculate basic earnings per common share by dividing allocable net income (loss) by the weighted average number of common shares outstanding during the period. We calculate diluted earnings per common share by using the more dilutive of the two class method or the treasury stock method. Unvested share awards and other potentially dilutive common shares, including contingently issuable common shares under our business management agreement with Reit Management & Research LLC, or RMR, if any, and the related impact on earnings, are considered when calculating diluted earnings per share. The following table provides a reconciliation of the weighted average number of common shares used in the calculation of basic and diluted earnings per share (in thousands):

	For the Three Months Ended March 31,
	2015	2014
Weighted average common shares for basic earnings per share	70,266	54,639
Effect of dilutive securities: unvested share awards	-	86
Weighted average common shares for diluted earnings per share	70,266	54,725

Note 4. Real Estate Properties

As of March 31, 2015, we owned 71 properties (91 buildings), with an undepreciated carrying value of $1,684,518,  excluding one property (one building) classified as discontinued operations. We generally lease space in our properties on a gross lease or modified gross lease basis pursuant to fixed term operating leases expiring between 2015 and 2029. Certain of our government tenants have the right to terminate their leases before the lease term expires. Our leases generally require us to pay all or some property operating expenses and to provide all or most property management services. During the three months ended March 31, 2015, we entered into seven leases for 82,978 rentable square feet for a weighted (by rentable square feet) average lease term of 7.5 years and we made commitments for approximately $2,245 of leasing related costs.  We have estimated unspent leasing related obligations of $7,377 as of March 31, 2015.

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(unaudited)

Disposition Activities – Continuing Operations

In February 2015, one of our U.S. Government tenants exercised its option to acquire the office property (one building) it leased from us located in Riverdale, MD with 337,500 rentable square feet.  The sales price was $30,600, excluding closing costs.  We recognized no gain or loss on this sale.

Disposition Activities – Discontinued Operations

In April 2014, we entered into an agreement to sell an office property (one building) located in Falls Church, VA with 164,746 rentable square feet and a net book value of $12,282 at March 31, 2015.  The contract sales price exceeds this book value; however, the closing of this sale is subject to conditions, including the purchaser obtaining certain zoning entitlements, and we can provide no assurance that the sale of this property will occur. See Note 8 for further information relating to this property.

Results of operations for two properties ( two buildings) we sold in February 2014 and September 2014 and one property ( one building) held for sale at March 31, 2015, which was held for sale prior to our adoption of ASU 2014-08, are classified as discontinued operations in our condensed consolidated financial statements. Summarized balance sheet and income statement information for the properties classified as discontinued operations is as follows:

Balance Sheets:

	March 31,	December 31,
	2015	2014
Real estate properties, net	$12,260	$12,260
Rents receivable	10	782
Other assets	151	123
Assets of discontinued operations	$12,421	$13,165

Other liabilities	$211	$150
Liabilities of discontinued operations	$211	$150

Statements of Operations:

	Three Months ended March 31,
	2015	2014
Rental income	$31	$740
Real estate taxes	(70)	(149)
Utility expenses	(67)	(102)
Other operating expenses	(71)	(226)
General and administrative	(29)	(59)
Increase in carrying value of asset held for sale	—	2,344
Income (loss) from discontinued operations	$(206)	$2,548

Note 5.  Revenue Recognition

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

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(unaudited)

We increased rental income to record revenue on a straight line basis by $663 and $1,142 for the three months ended March 31, 2015 and 2014, respectively.  Rents receivable include $15,680 and $15,017 of straight line rent receivables at March 31, 2015 and December 31, 2014, respectively.

Note 6.  Concentration

Tenant and Credit Concentration

We define annualized rental income as the annualized contractual base rents from our tenants pursuant to our lease agreements with them as of the measurement date, plus straight line rent adjustments and estimated recurring expense reimbursements to be paid to us, and excluding lease value amortization. The U.S. Government, 12 state governments and the United Nations combined were responsible for approximately 92.7% and 92.6% of our annualized rental income, excluding properties classified as discontinued operations, as of March 31, 2015 and 2014, respectively. The U.S. Government is our largest tenant by annualized rental income and was responsible for approximately 67.7% and 69.4% of our annualized rental income, excluding properties classified as discontinued operations, as of March 31, 2015 and 2014, respectively.

Geographic Concentration

At March 31, 2015, our 71 properties (91 buildings), excluding one property classified as discontinued operations, were located in 31 states and the District of Columbia.  Properties located in California, the District of Columbia, Virginia, Georgia, New York, Maryland and Massachusetts were responsible for approximately 11.5%,  10.3%,  10.2%,  9.0%,  8.5%,  7.8% and 5.6% of our annualized rental income as of March 31, 2015, respectively.

Note 7.  Indebtedness

At March 31, 2015 and December 31, 2014, our outstanding indebtedness consisted of the following:

	March 31,	December 31,
	2015	2014

Unsecured revolving credit facility	$55,000	$—
Unsecured term loan, due in 2020	300,000	300,000
Unsecured term loan, due in 2022	250,000	250,000
Senior unsecured notes, 3.75% interest rate, including unamortized discounts of $2,437 and $2,577, respectively, due in 2019	347,563	347,423
Mortgage note payable, 5.55% interest rate, including unamortized premiums of $1,741 and $2,167, respectively, due in 2016(1)	84,741	85,167
Mortgage note payable, 5.73% interest rate, including unamortized premiums of $121 and $177, respectively, due in 2015(1)	47,165	47,418
Mortgage note payable, 6.21% interest rate, due in 2016(1)	23,747	23,833
Mortgage note payable, 5.88% interest rate, due in 2021(1)	14,319	14,374
Mortgage note payable, 7.00% interest rate, including unamortized premiums of $572 and $605, respectively, due in 2019(1)	9,473	9,563
Mortgage note payable, 8.15% interest rate, including unamortized premiums of $371 and $398, respectively, due in 2021(1)	7,096	7,339
	$1,139,104	$1,085,117

(1)We assumed these mortgages in connection with our acquisitions of certain properties.  The stated interest rates for these mortgage debts are the contractually stated rates.  We recorded the assumed mortgages at estimated fair value on the date of acquisition and we are amortizing the fair value premiums, if any, to interest expense over the respective terms of the mortgages to reduce interest expense to the estimated market interest rates as of the date of acquisition.

Our $750,000 unsecured revolving credit facility is available for general business purposes, including acquisitions. The maturity date of our revolving credit facility is January 31, 2019 and, subject to the payment of an

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(unaudited)

extension fee and meeting certain other conditions, includes an option for us to extend the stated maturity date of our revolving credit facility by one year to January 31, 2020. Borrowings under our revolving credit facility bear interest at a rate of LIBOR plus a premium, which was 125 basis points at March 31, 2015.  We also pay a facility fee on the total amount of lending commitments under our revolving credit facility, which was 25 basis points per annum at March 31, 2015. Both the interest rate premium and the facility fee are subject to adjustment based upon changes to our credit ratings. As of March 31, 2015, the interest rate payable on borrowings under our revolving credit facility was 1.4% and the weighted average annual interest rate for borrowings under our revolving credit facility was 2.0% and 1.7% for the three months ended March 31, 2015 and 2014, respectively. As of March 31, 2015 and April 29, 2015, we had $55,000 and $45,000 outstanding under our revolving credit facility, respectively.

Our $300,000 unsecured term loan, which matures on March 31, 2020, is prepayable without penalty at any time. The amount outstanding under our $300,000 term loan bears interest at LIBOR plus a premium, which was 140 basis points at March 31, 2015. The interest rate premium is subject to adjustment based upon changes to our credit ratings. As of March 31, 2015, the interest rate for the amount outstanding under our $300,000 term loan was 1.6%. The weighted average interest rate under our $300,000 term loan was 1.6% for the three months ended March 31, 2015.

Our $250,000 unsecured term loan, which matures on March 31, 2022, is prepayable at any time. If our $250,000 term loan is repaid prior to November 22, 2015, a prepayment premium of 2.0% of the amount repaid would be incurred. If our $250,000 term loan is repaid during the period from November 22, 2015 to November 21, 2016, a prepayment premium of 1.0% of the amount repaid would be incurred. Subsequent to November 21, 2016, no prepayment premiums would be incurred. The amount outstanding under our $250,000 term loan bears interest at LIBOR plus a premium, which was 180 basis points at March 31, 2015.  The interest rate premium is subject to adjustment based upon changes to our credit ratings. As of March 31, 2015, the interest rate for the amount outstanding under our $250,000 term loan was 2.0%. The weighted average interest rate under our $250,000 term loan was 2.0% for the three months ended March 31, 2015.

Our $750,000 revolving credit facility, our $300,000 unsecured term loan and our $250,000 unsecured term loan are governed by a credit agreement with a syndicate of institutional lenders that includes a number of features common to all of these credit arrangements. This credit agreement also includes a feature under which the maximum borrowing availability may be increased to up to $2,500,000 on a combined basis in certain circumstances.

Our $350,000 of 3.75% senior unsecured notes due in 2019 are governed by an indenture and a supplement to the indenture, and require semi-annual payments of interest only through maturity.  The outstanding amount of these notes may be prepaid at par (plus accrued and unpaid interest) on or after July 15, 2019 or before that date together with a make whole premium.

Our credit agreement provides for acceleration of payment of all amounts due thereunder upon the occurrence and continuation of certain events of default, such as a change of control of us, which includes RMR ceasing to act as our business manager and property manager. Our senior unsecured notes indenture and its supplement and our credit agreement also contain a number of covenants, including covenants that restrict our ability to incur debts or to make distributions under certain circumstances and require us to maintain certain financial ratios.  We believe we were in compliance with the terms and conditions of the respective covenants under our senior unsecured notes indenture and its supplement and our credit agreement at March 31, 2015.

At March 31, 2015, six of our properties ( eight buildings) with an aggregate net book value of $256,629 secured six mortgage notes that were assumed in connection with the acquisition of such properties. Our mortgage notes are non-recourse and do not contain any material financial covenants.

Note 8. Fair Value of Assets and Liabilities

Our financial instruments include cash and cash equivalents, restricted cash, rents receivable, mortgage notes payable, accounts payable, senior unsecured notes, an unsecured revolving credit facility, unsecured term loans, amounts

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(unaudited)

due to related persons, other accrued expenses and security deposits. At March 31, 2015 and December 31, 2014, the fair values of our financial instruments approximated their carrying values in our condensed consolidated financial statements due to their short term nature or variable interest rates, except as follows:

	As of March 31, 2015		As of December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior unsecured notes, 3.75% interest rate, due in 2019	$347,563	$362,103	$347,423	$356,129
Mortgage note payable, 5.55% interest rate, due in 2016(1)	84,741	84,769	85,167	85,171
Mortgage note payable, 5.73% interest rate, due in 2015(1)	47,165	47,757	47,418	48,233
Mortgage note payable, 6.21% interest rate, due in 2016(1)	23,747	25,108	23,833	25,394
Mortgage note payable, 5.88% interest rate, due in 2021(1)	14,319	15,312	14,374	15,249
Mortgage note payable, 7.00% interest rate, due in 2019(1)	9,473	10,243	9,563	10,275
Mortgage note payable, 8.15% interest rate, due in 2021(1)	7,096	7,706	7,339	7,956
	$534,104	$552,998	$535,117	$548,407

(1)We assumed these mortgages in connection with our acquisitions of certain properties.  The stated interest rates for these mortgage debts are the contractually stated rates.  We recorded the assumed mortgages at estimated fair value on the date of acquisition and we are amortizing the fair value premiums, if any, to interest expense over the respective terms of the mortgages to reduce interest expense to the estimated market interest rates as of the date of acquisition.

We estimate the fair value of our senior unsecured notes using an average of the bid and ask price of the notes as of the measurement date (Level 1 inputs as defined in the fair value hierarchy under GAAP). We estimate the fair values of our mortgage notes payable by using discounted cash flow analyses and currently prevailing market terms as of the measurement date (Level 3 inputs as defined in the fair value hierarchy under GAAP).  Because Level 3 inputs are unobservable, our estimated fair value may differ materially from the actual fair value.

The table below presents one of our assets measured on a non-recurring basis at fair value at March 31, 2015, categorized by the level of input used in the valuation of this asset:

		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)

Property held for sale and classified as discontinued operations(1)	$12,260	$—	$—	$12,260
	$12,260	$—	$—	$12,260

(1)The estimated fair value at March 31, 2015 of this property is based upon broker estimates of value less estimated sales costs (Level 3 inputs as defined in the fair value hierarchy under GAAP).

Note 9. Shareholders’ Equity

Distributions

On February 26, 2015, we paid a distribution to common shareholders in the amount of $0.43 per share, or $30,252.

On April 13, 2015, we declared a distribution payable to common shareholders of record on April 24, 2015, in the amount of $0.43 per share, or $30,256.  We expect to pay this distribution on or about May 25, 2015 using cash on hand and borrowings under our revolving credit facility.

Share Issuances

During the three months ended March 31, 2015 and the period April 1, 2015 to April 29, 2015, we issued 11,210 and 3,830, respectively, of our common shares to RMR as part of the business management fee payable by us under our business management agreement.  See Note 10 for further information regarding this agreement.

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(unaudited)

Note 10. Related Person Transactions

We have relationships and historical and continuing transactions with RMR and others affiliated with RMR.  We also have relationships and historical and continuing transactions with other companies to which RMR provides management services and which have trustees, directors and officers who are also trustees, directors or officers of us or RMR.  For further information about these and other such relationships and certain other related person transactions, please refer to our Annual Report.

RMR:  Pursuant to our business management agreement with RMR, we recognized business management fees of $2,561 and $2,401 for the three months ended March 31, 2015 and 2014, respectively.  The business management fees we recognized for the 2014 and 2015 periods are included in general and administrative expenses in our condensed consolidated financial statements.  In accordance with the terms of our business management agreement, we issued 11,157 of our common shares to RMR for the three months ended March 31, 2015, as payment for a portion of the base business management fee we recognized for that period.

Pursuant to our property management agreement with RMR, the aggregate property management and construction supervision fees we recognized were $2,016 and $1,954 for the three months ended March 31, 2015 and 2014, respectively.  These amounts are included in operating expenses or have been capitalized, as appropriate, in our condensed consolidated financial statements.

Pursuant to our lease agreements with RMR, we earned approximately $15 and $19 in rental income from RMR for leased office space for the three months ended March 31, 2015 and 2014, respectively.

SIR:  On February 28, 2015, we entered into a share purchase agreement, or the GOV Purchase Agreement, with Lakewood Capital Partners, LP, or Lakewood, the other persons who are members of a group with Lakewood, or, together with Lakewood, the Lakewood Parties, and, for the purpose of specified sections, Select Income REIT, or SIR, pursuant to which, on March 4, 2015, we acquired 3,418,421 common shares of SIR from Lakewood for a cash purchase price equal to approximately $95,203, or $27.85 per share.  On February 28, 2015, the SIR common shares that we acquired pursuant to the GOV Purchase Agreement represented approximately 3.9% of SIR’s outstanding common shares.  We funded our acquisition of these SIR common shares with cash on hand and borrowings under our revolving credit facility.  As a result of this purchase, our ownership of outstanding SIR common shares increased to approximately 28.2% as of March 31, 2015.

The GOV Purchase Agreement contains (i) standstill provisions, pursuant to which the Lakewood Parties agreed not to take certain actions with respect to our securities, or those of SIR, for a 50-year period and (ii) voting provisions, pursuant to which the Lakewood Parties agreed to cause our securities, or those of SIR, that they or any of their affiliates own as of a record date for a meeting of our or SIR’s shareholders to be present and voted at such meeting in favor of all actions recommended by the board of trustees of such company.

On February 28, 2015, our Managing Trustees, Messrs. Barry Portnoy and Adam Portnoy, entered into separate share purchase agreements with the Lakewood Parties, with provisions similar to the GOV Purchase Agreement, including the per share purchase price, pursuant to which, on March 4, 2015, Messrs. Barry Portnoy and Adam Portnoy acquired 107,606 and 87,606 SIR common shares, respectively, from Lakewood and, on March 5, 2015, Messrs. Barry Portnoy and Adam Portnoy acquired 2,429 and 2,429 SIR common shares, respectively, from Mr. William H. Lenehan, one of the Lakewood Parties.  Concurrently with entering into the agreements among GOV, Messrs. Barry Portnoy and Adam Portnoy and the Lakewood Parties, Lakewood withdrew its nomination of Mr. Lenehan for election to SIR’s board of trustees at SIR’s 2015 annual meeting of shareholders.

AIC:  As of March 31, 2015, our investment in Affiliates Insurance Company, or AIC, an Indiana insurance company, had a carrying value of $7,064, which amount is included in other assets on our condensed consolidated

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(unaudited)

balance sheet.  We recognized income (loss) of $72 and $(97) related to our investment in AIC for the three months ended March 31, 2015 and 2014, respectively.

Note 11. Equity Investment in Select Income REIT

As described in Note 10, on March 4, 2015, we purchased 3,418,421 SIR common shares for approximately $95,203,  before acquisition related costs.  As of March 31, 2015, we owned 24,918,421, or approximately 28.2%, of the then outstanding SIR common shares.  SIR is a real estate investment trust that is primarily focused on owning and investing in net leased, single tenant properties.

As of March 31, 2015, our investment in SIR had a carrying value of $721,281, including $1,792 of acquisition related costs, and a market value, based on the closing price of SIR common shares on the New York Stock Exchange on that day, of $622,711.  We periodically evaluate our equity investment in SIR for possible indicators of other than temporary impairment whenever events or changes in circumstances indicate the carrying amount of the investment might not be recoverable. These indicators may include the length of time the market value of our investment is below our cost basis, the financial condition of SIR, our intent and ability to be a long term holder of the investment and other considerations. If the decline in fair value is judged to be other than temporary, we may record an impairment charge to adjust the basis of the investment to its fair value.

We account for our investment in SIR under the equity method. Under the equity method, we record our proportionate share of the net income of SIR as equity in earnings of an investee in our condensed consolidated statement of income and comprehensive income. For the three months ended March 31, 2015, we recorded $2,176 of equity in the earnings of SIR. The cost of our investments in SIR exceeded our proportionate share of SIR’s total shareholders’ equity book value on the respective dates of acquisition by an aggregate of $166,272. As required under GAAP, we are amortizing this difference to equity in earnings (losses) of investees over the average remaining useful lives of the real estate assets and intangible assets and liabilities owned by SIR as of the respective dates of our acquisition.  This amortization decreased our equity in the earnings of SIR by $2,564 for the three months ended March 31, 2015. The amortization relating to our March 4, 2015 acquisition is based upon preliminary estimates and may change based upon the completion of our analysis of the remaining useful lives of the real estate assets and intangible assets and liabilities owned by SIR.

During the three months ended March 31, 2015, SIR issued 28,453,447 common shares, including 28,439,111 common shares issued in connection with SIR’s acquisition of Cole Corporate Income Trust, or CCIT, on January 29, 2015. We recognized a loss on issuance of shares by an equity investee of $40,771 during the three months ended March 31, 2015 as a result of the per share issuance price of these SIR common shares being below the average per share carrying value of our SIR common shares.

During the three months ended March 31, 2015, we received cash distributions from SIR totaling $13,530.

The following summarized financial data of SIR as reported in SIR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, or the SIR Quarterly Report, includes the results of operations for periods prior to July 9, 2014 (the date on which we acquired our initial interest in SIR). References in our financial statements to the SIR Quarterly Report are included as references to the source of the data only, and the information in the SIR Quarterly Report is not incorporated by reference into our financial statements.

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(unaudited)

Condensed Consolidated Balance Sheets:

	March 31,	December 31,
	2015	2014
Real estate properties, net	$3,885,484	$1,772,510
Acquired real estate leases, net	514,161	120,700
Cash and cash equivalents	33,915	13,504
Rents receivable, net	79,441	68,385
Other assets, net	44,926	18,132
Total assets	$4,557,927	$1,993,231

Revolving credit facility	$141,000	$77,000
Term loan	350,000	350,000
Senior unsecured notes, net	1,434,034	-
Mortgage notes payable, net	287,326	18,816
Assumed real estate lease obligations, net	92,105	26,475
Other liabilities	86,078	40,493
Noncontrolling interest	3,388	-
Shareholders' equity	2,163,996	1,480,447
Total liabilities and shareholders' equity	$4,557,927	$1,993,231

Condensed Consolidated Statements of Income:

	Three Months Ended March 31,
	2015	2014
Rental income	$80,478	$45,063
Tenant reimbursements and other income	13,937	7,965
Total revenues	94,415	53,028

Operating expenses	17,364	9,979
Depreciation and amortization	24,719	9,294
Acquisition related costs	20,539	238
General and administrative	6,792	5,176
Total expenses	69,414	24,687
Operating income	25,001	28,341

Interest expense	(14,179)	(3,358)
(Loss) gain on early extinguishment of debt	(6,845)	243
Income before income tax expense and equity in earnings (loss) of an investee	3,977	25,226
Income tax expense	(31)	(71)
Equity in earnings (loss) of an investee	72	(97)
Net income	4,018	25,058
Net income allocated to noncontrolling interest	(41)	—
Net income attributed to SIR	$3,977	$25,058

Weighted average common shares outstanding (basic)	79,489	49,822
Weighted average common shares outstanding (diluted)	79,498	49,930
Basic and diluted net income attributed to SIR per common share	$0.05	$0.50

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(unaudited)

Note 12. Segment Information

We operate in two business segments: ownership of properties that are primarily leased to government tenants and our equity method investment in SIR.

	Three months ended March 31, 2015
	Investment	Investment
	in Real Estate	in SIR	Corporate	Consolidated
Rental income	$62,659	$—	$—	$62,659

Expenses:
Real estate taxes	7,410	—	—	7,410
Utility expenses	4,571	—	—	4,571
Other operating expenses	12,210	—	—	12,210
Depreciation and amortization	17,215	—	—	17,215
Acquisition related costs	6	—	—	6
General and administrative	—	—	4,004	4,004
Total expenses	41,412	—	4,004	45,416

Operating income (loss)	21,247	—	(4,004)	17,243
Interest and other income	—	—	12	12
Interest expense	(2,267)	—	(7,035)	(9,302)
Income (loss) from continuing operations before income taxes and
equity in earnings (losses) of investees	18,980	—	(11,027)	7,953
Income tax expense	—	—	(30)	(30)
Loss on issuance of shares by an equity investee	—	(40,771)	—	(40,771)
Equity in earnings (losses) of investees	—	(388)	72	(316)
Income from continuing operations	18,980	(41,159)	(10,985)	(33,164)
Loss from discontinued operations	(206)	—	—	(206)
Net income (loss)	$18,774	$(41,159)	$(10,985)	$(33,370)

	As of March 31 , 2015
	Investment	Investment
	in Real Estate	in SIR	Corporate	Consolidated
Total Assets	$1,665,251	$721,281	$28,395	$2,414,927

	Three months ended March 31, 2014
	Investment	Investment
	in Real Estate	in SIR	Corporate	Consolidated
Rental income	$59,820	$—	$—	$59,820

Expenses:
Real estate taxes	6,812	—	—	6,812
Utility expenses	5,696	—	—	5,696
Other operating expenses	11,041	—	—	11,041
Depreciation and amortization	15,427	—	—	15,427
Acquisition related costs	509	—	—	509
General and administrative	—	—	3,097	3,097
Total expenses	39,485	—	3,097	42,582

Operating income (loss)	20,335	—	(3,097)	17,238
Interest and other income	—	—	50	50
Interest expense	(1,326)	—	(3,201)	(4,527)
Income (loss) from continuing operations before income taxes and
equity in losses of an investee	19,009	—	(6,248)	12,761
Income tax expense	—	—	(22)	(22)
Equity in losses of an investee	—	—	(97)	(97)
Income from continuing operations	19,009	—	(6,367)	12,642
Income from discontinued operations	2,548	—	—	2,548
Net income (loss)	$21,557	$—	$(6,367)	$15,190

	As of December 31, 2014
	Investment	Investment
	in Real Estate	in SIR	Corporate	Consolidated
Total Assets	$1,714,130	$680,137	$33,348	$2,427,615

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with our financial statements and accompanying notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2014, or our Annual Report.

OVERVIEW

We are a real estate investment trust, or REIT, organized under Maryland law. As of March 31, 2015, we owned 71 properties (91 buildings), excluding one property (one building) classified as discontinued operations, located in 31 states and the District of Columbia containing approximately 10.7 million rentable square feet, of which 64.6% was leased to the U.S. Government, 20.3% was leased to 12 state governments, 1.7% was leased to the United Nations, an international intergovernmental organization, 8.2% was leased to various non-governmental organizations and 5.2% was available for lease. The U.S. Government, 12 state governments and the United Nations combined were responsible for 92.7% and 92.6% of our annualized rental income, as defined below, as of March 31, 2015 and 2014, respectively.

As of March 31, 2015, we also owned 24,918,421 common shares, or approximately 28.2% of the outstanding common shares, of Select Income REIT, or SIR. SIR is a REIT that is primarily focused on owning and investing in net leased, single tenant properties.  See Notes 10 and 11 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information regarding our investment in SIR. We account for our investment in SIR under the equity method.

Property Operations

As of March 31, 2015, excluding one property classified as discontinued operations, 94.8% of our rentable square feet were leased, compared to 95.1% of our rentable square feet as of March 31, 2014.  Occupancy data for our properties as of March 31, 2015 and 2014 is as follows (square feet in thousands):

			Comparable
	All Properties(1)		Properties(2)
	March 31,		March 31,
	2015	2014	2015	2014
Total properties	71	69	67	67
Total buildings	91	88	86	86
Total square feet(3)	10,699	10,400	9,969	9,979
Percent leased(4)	94.8%	95.1%	94.5%	94.9%

(1)	Based on properties we owned on March 31, 2015 and excludes properties classified as discontinued operations.
(2)

Based on properties we owned on March 31, 2015 and which we owned continuously since January 1, 2014, and excludes one property classified as discontinued operations.  Our comparable properties increased from 63 properties (79 buildings) at March 31, 2014 as a result of our acquisition of five properties (eight buildings) during the year ended December 31, 2013 and the sale of one property (one building) from continuing operations during the three months ended March 31, 2015.

(3)	Square feet measurements are subject to modest changes when space is re-measured or re-configured for tenants.
(4)

Percent leased includes (i) space being fitted out for tenant occupancy pursuant to our lease agreements, if any, and (ii) space which is leased, but is not occupied or is being offered for sublease by tenants, if any, as of the measurement date.

The average annualized effective rental rate per square foot for our properties for the three months ended March 31, 2015 and 2014 are as follows:

	Three Months ended March 31,
	2015	2014
Average annualized effective rental rate per square foot(1):
All properties(2)	$24.43	$24.49
Comparable properties(3)	$24.20	$24.16

(1)

Average annualized effective rental rate per square foot represents annualized total rental income during the period specified divided by the average rentable square feet leased during the period specified. Excludes one property classified as discontinued operations.

(2)	Based on properties we owned on March 31, 2015 and excludes one property classified as discontinued operations.
(3)	Based on properties we owned on March 31, 2015 and which we owned continuously since January 1, 2014, and excludes one property classified as discontinued operations.

We currently believe that U.S. property leasing market conditions are slowly improving, but remain weak in parts of the United States.  We believe that current government budgetary pressures may cause an increased demand for leased space by government tenants, as opposed to new buildings built by governments. However, these same budgetary pressures could also result in a decrease in government employment, government tenants improving their space utilization or consolidation into existing government owned properties, thereby reducing the demand for government leased space. Our historical experience with respect to properties of the type we own that are majority leased to government tenants has been that government tenants frequently renew leases to avoid the costs and disruptions that may result from relocating their operations. However, relocation could become more prevalent if efforts by government tenants to improve their space utilization require significant reconfiguration of currently leased space. Accordingly, we are unable to reasonably project what the financial impact of market conditions or changing government financial circumstances will be on our financial results for future periods.

As of March 31, 2015, excluding one property classified as discontinued operations, we had leases totaling 850,565 rentable square feet that were scheduled to expire through March 31, 2016. Based upon current market conditions and tenant negotiations for leases scheduled to expire through March 31, 2016, we expect that rental rates we are likely to achieve on new or renewed leases for this space will, in the aggregate and on a weighted (by annualized revenues) average basis, be slightly lower than the rates currently being paid, thereby generally resulting in lower revenue from the same space. However, we can provide no assurance that the rental rates we expect will occur or that we will not experience material declines in our rental income due to vacancies upon lease expirations. As of April 29, 2015, tenants with leases totaling 178,435 rentable square feet that are scheduled to expire through March 31, 2016 have notified us that they do not plan to renew their leases upon expiration and we can provide no assurance that additional tenants will not renew their leases upon expiration. Prevailing market conditions and government tenants' needs at the time we negotiate our leases will generally determine rental rates and demand for leased space in our properties; and market conditions and government tenants' needs are beyond our control. As of March 31, 2015, lease expirations at our properties, excluding one property classified as discontinued operations, by year are as follows (square feet and dollars in thousands):

	Number	Expirations			Annualized
	of	of Leased		Cumulative	Rental		Cumulative
	Tenants	Square	Percent	Percent	Income	Percent	Percent
Year(1)	Expiring	Feet(2)	of Total	of Total	Expiring(3)	of Total	of Total
2015	48	674,817	6.7%	6.7%	$12,896	5.3%	5.3%
2016	42	1,034,356	10.2%	16.9%	35,467	14.7%	20.0%
2017	37	670,504	6.6%	23.5%	13,948	5.8%	25.8%
2018	38	1,320,321	13.0%	36.5%	34,850	14.4%	40.2%
2019	33	1,857,899	18.3%	54.8%	45,577	18.9%	59.1%
2020	24	1,280,140	12.6%	67.4%	30,585	12.7%	71.8%
2021	13	859,768	8.5%	75.9%	16,686	6.9%	78.7%
2022	11	693,583	6.8%	82.7%	14,963	6.2%	84.9%
2023	10	522,087	5.1%	87.8%	12,339	5.1%	90.0%
2024 and thereafter	19	1,232,648	12.2%	100.0%	24,142	10.0%	100.0%
Total	275	10,146,123	100.0%		$241,453	100.0%

Weighted average remaining lease term (in years)		4.9			4.7

(1)

The year of lease expiration is pursuant to current contract terms. Some government tenants have the right to vacate their space before the stated expirations of their leases. As of March 31, 2015, government tenants occupying approximately 9.2% of our rentable square feet and responsible for approximately 8.1% of our annualized rental income as of March 31, 2015 have currently exercisable rights to terminate their leases before the stated terms of their leases expire. Also in 2015,  2016,  2017,  2018,  2019,  2020,  2022 and 2023, early termination rights become exercisable by other tenants who currently occupy an additional approximately 2.3%, 4.7%, 2.7%, 1.1%, 4.6%, 2.9%, 1.2% and 1.4% of our rentable square feet, respectively, and contribute an additional approximately 0.7%, 4.8%, 2.2%, 1.3%, 5.2%, 2.9%, 0.6% and 1.2% of our annualized rental income, respectively, as of March 31, 2015. In addition, as of March 31, 2015, 14 of our government tenants have currently exercisable rights to terminate their leases if their respective legislature or other funding authority does not appropriate rent amounts in their respective annual budgets. These 14 tenants occupy approximately 14.6% of our rentable square feet and contribute approximately 15.1% of our annualized rental income as of March 31, 2015.

(2)

Leased square feet is pursuant to leases existing as of March 31, 2015, and includes (i) space being fitted out for tenant occupancy pursuant to our lease agreements, if any, and (ii) space which is leased, but is not occupied or is being offered for sublease by tenants, if any.

(3)

Annualized rental income is defined as the annualized contractual base rents from our tenants pursuant to our lease agreements as of March 31, 2015, plus straight line rent adjustments and estimated recurring expense reimbursements to be paid to us, and excluding lease value amortization.

Acquisition and Disposition Activities (dollar amounts in thousands)

In April 2014, we entered into an agreement to sell an office property (one building) located in Falls Church, VA with 164,746 rentable square feet and a net book value of $12,282 at March 31, 2015. The contract sales price exceeds this book value; however, the closing of this sale is subject to conditions, including the purchaser obtaining certain zoning entitlements, and we can provide no assurance that the sale of this property will occur.

In February 2015, one of our U.S. Government tenants exercised its option to acquire the office property (one building) it leased from us located in Riverdale, MD with 337,500 rentable square feet. The sales price was $30,600, excluding closing costs.

Our strategy related to property acquisitions and dispositions is materially unchanged from that disclosed in our Annual Report. We continue to explore and evaluate for possible acquisition additional properties that are majority leased to government tenants; however, we cannot assure that we will reach any agreement to acquire such properties, or that if we do reach any such agreement, that we will complete any acquisitions. Although we have not identified other properties for disposition, we expect to periodically identify properties for sale based on future changes in market conditions, changes in property performance, our expectation regarding lease renewals or our plans with regard to particular properties. Our plans for particular properties and other strategic considerations may cause us to change our acquisition and disposition strategies, and we may do so at any time and without shareholder approval.

On March 4, 2015, we acquired 3,418,421 SIR common shares for a cash purchase price equal to $95,203,  before acquisition related costs.  For more information about this transaction, see Notes 10 and 11 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

During the three months ended March 31, 2015, changes in rentable square feet leased and available for lease at our properties, excluding one property (one building) classified as discontinued operations, were as follows:

	Three Months Ended March 31, 2015
		Available
	Leased	for Lease	Total
Beginning of period	10,473,975	562,768	11,036,743
Changes resulting from:
Disposition of a property	(337,500)	—	(337,500)
Lease expirations	(73,330)	73,330	—
Lease renewals(1)	62,131	(62,131)	—
New leases(1)	20,847	(20,847)	—
End of period	10,146,123	553,120	10,699,243

(1)	Based on leases entered into during the three months ended March 31, 2015.

Leases at our properties, excluding one property (one building) classified as discontinued operations, totaling 73,330 rentable square feet expired during the three months ended March 31, 2015.  During the three months ended March 31, 2015 we entered into leases totaling 82,978 rentable square feet, which includes lease renewals of 62,131 rentable square feet.  The weighted (by rentable square feet) average rental rates for leases of 8,185 rentable square feet entered into with government tenants during the three months ended March 31, 2015 decreased by 12.1% when compared to the weighted (by rentable square feet) average prior rents for the same space. The weighted (by rentable square feet) average rental rates for leases of 74,793 rentable square feet entered into with non-government tenants during the three months ended March 31, 2015 decreased by 5.3% when compared to the weighted (by rentable square feet) average rental rates previously charged for the same space or, in the case of space acquired vacant, market rental rates for similar space in the building at the date of acquisition.

During the three months ended March 31, 2015, changes in effective rental rates per square foot achieved for new leases and lease renewals that commenced during the three months ended March 31, 2015, when compared to prior effective rental rates per square foot in effect for the same space (and excluding space acquired vacant) were as follows:

	Three Months Ended March 31, 2015
	Old Effective	New Effective
	Rent Per	Rent Per	Rentable
	Square Foot(1)	Square Foot(1)	Square Feet
New leases	$27.34	$17.47	27,070
Lease renewals	$23.04	$22.38	107,696
Total leasing activity	$23.90	$21.39	134,766

(1)

Effective rental rate includes contractual base rents from our tenants pursuant to our lease agreements, plus straight line rent adjustments and estimated expense reimbursements to be paid to us, and excluding lease value amortization.

During the three months ended March 31, 2015, commitments made for expenditures, such as tenant improvements and leasing costs, in connection with leasing space at our properties were as follows:

	Three Months Ended March 31, 2015
	Government	Non-Government
	Leases	Leases	Total
Rentable square feet leased during the period	8,185	74,793	82,978
Tenant leasing costs and concession commitments(1)	$223	$2,022	$2,245
Tenant leasing costs and concession commitments per rentable square foot(1)	$27.29	$27.03	$27.06
Weighted (by square feet) average lease term (years)	5.0	7.8	7.5
Total leasing costs and concession commitments per rentable square foot per year(1)	$5.43	$3.46	$3.59

(1)	Includes commitments made for leasing expenditures and concessions, such as tenant improvements, leasing commissions, tenant reimbursements and free rent.

During the three months ended March 31, 2015 and 2014, amounts capitalized at our properties, excluding properties classified as discontinued operations, for tenant improvements, leasing costs, building improvements and development and redevelopment activities were as follows:

	Three Months Ended
	March 31,
	2015	2014
Tenant improvements(1)	$1,320	$1,953
Leasing costs(2)	$651	$269
Building improvements(3)	$748	$2,104
Development, redevelopment and other activities(4)	$-	$99

(1)	Tenant improvements include capital expenditures used to improve tenants’ space or amounts paid directly to tenants to improve their space.
(2)	Leasing costs include leasing related costs, such as brokerage commissions and other tenant inducements.
(3)	Building improvements generally include expenditures to replace obsolete building components and expenditures that extend the useful life of existing assets.
(4)

Development, redevelopment and other activities generally include (i) major capital expenditures that are identified at the time of a property acquisition and incurred within a short time period after acquiring the property, and (ii) major capital expenditure projects that reposition a property or result in new sources of revenue.

RESULTS OF OPERATIONS (amounts in thousands, except per share amounts)

Three Months Ended March 31, 2015, Compared to Three Months Ended March 31, 2014

					Acquired Properties Results(2)		Disposed Property Results(3)
	Comparable Properties Results(1)				Three Months Ended		Three Months Ended		Consolidated Results
	Three Months Ended March 31,				March 31,		March 31,		Three Months Ended March 31,
			$	%							$	%
	2015	2014	Change	Change	2015	2014	2015	2014	2015	2014	Change	Change

Rental income	$56,615	$57,289	$(674)	(1.2)%	$4,511	$71	$1,533	$2,460	$62,659	$59,820	$2,839	4.7%
Operating expenses:
Real estate taxes	6,858	6,455	403	6.2%	361	6	191	351	7,410	6,812	598	8.8%
Utility expenses	4,486	5,301	(815)	(15.4)%	85	—	—	395	4,571	5,696	(1,125)	(19.8)%
Other operating expenses	11,051	10,644	407	3.8%	797	4	362	393	12,210	11,041	1,169	10.6%
Total operating expenses	22,395	22,400	(5)	(0.0)%	1,243	10	553	1,139	24,191	23,549	642	2.7%
Net operating income(4)	$34,220	$34,889	$(669)	(1.9)%	$3,268	$61	$980	$1,321	38,468	36,271	2,197	6.1%

Other expenses:
Depreciation and amortization									17,215	15,427	1,788	11.6%
Acquisition related costs									6	509	(503)	(98.8)%
General and administrative									4,004	3,097	907	29.3%
Total other expenses									21,225	19,033	2,192	11.5%
Operating income									17,243	17,238	5	0.0%
Interest and other income									12	50	(38)	(76)%
Interest expense (including net amortization of debt premiums and discounts and deferred financing fees of $332 and $330, respectively)									(9,302)	(4,527)	(4,775)	105.5%
Income from continuing operations before income taxes and equity in earnings (losses) of investees									7,953	12,761	(4,808)	(37.7)%
Income tax expense									(30)	(22)	(8)	nm
Loss on issuance of shares by an equity investee									(40,771)	—	(40,771)	nm
Equity in earnings (losses) of investees									(316)	(97)	(219)	225.8%
Income (loss) from continuing operations									(33,164)	12,642	(45,806)	(362.3)%
Income (loss) from discontinued operations									(206)	2,548	(2,754)	(108.1)%
Net income (loss)									$(33,370)	$15,190	$(48,560)	(319.7)%

Weighted average common shares outstanding (basic)									70,266	54,639	15,627	28.6%
Weighted average common shares outstanding (diluted)									70,266	54,725	15,541	28.4%

Per common share amounts (basic and diluted):
Income (loss) from continuing operations									$(0.47)	$0.23	$(0.70)	nm
Income (loss) from discontinued operations									$—	$0.05	$(0.05)	nm
Net income (loss)									$(0.47)	$0.28	$(0.75)	nm

Calculation of Funds From Operations and Normalized Funds From Operations(5)

Net income (loss)									$(33,370)	$15,190
Plus: Depreciation and amortization									17,215	15,427
Plus: FFO attributable to SIR investment									8,894	—
Plus: Equity in losses from SIR									388	—
Less: Increase in carrying value of asset held for sale									—	(2,344)
Funds from operations									(6,873)	28,273
Plus: Acquisition related costs									6	509
Plus: Loss on issuance of shares by an equity investee									40,771	—
Plus: Normalized FFO attributable to SIR investment									15,779	—
Less: FFO attributable to SIR investment									(8,894)	—
Normalized funds from operations									$40,789	$28,782
Funds from operations per common share (basic and diluted)									$(0.10)	$0.52
Normalized funds from operations per common share (basic and diluted)									$0.58	$0.53

(1)

Comparable properties consist of 67 properties (86 buildings) we owned on March 31, 2015 and which we owned continuously since January 1, 2014, and exclude one property classified as discontinued operations.

(2)	Acquired properties consist of four properties (five buildings) we owned on March 31, 2015, and which we acquired during the period from January 1, 2014 to March 31, 2015.

(3)	Disposed property consists of one property (one building) we sold during the three months ended March 31, 2015.

(4)

The calculation of NOI excludes certain components of net income in order to provide results that are more closely related to our properties’ results of operations. We calculate net operating income, or NOI, as shown above. We define NOI as income from our rental of real estate less our property operating expenses. NOI excludes amortization of capitalized tenant improvement costs and leasing commissions. We consider NOI to be an appropriate supplemental measure to net income (loss) because it may help both investors and management to understand the operations of our properties. We use NOI to evaluate individual and company wide property level performance, and we believe that NOI provides useful information to investors regarding our results of operations because it reflects only those income and expense items that are incurred at the property level and may facilitate comparisons of our operating performance between periods and with other REITs. NOI does not represent cash generated by operating activities in accordance with GAAP and should not be considered as an alternative to net income (loss), operating income or cash flow from operating activities, determined in accordance with GAAP, or as an indicator of our financial performance or liquidity, nor is this measure necessarily indicative of sufficient cash flow to fund all of our needs. This measure should be considered in conjunction with net income (loss), operating income and cash flow from operating activities as presented in our condensed consolidated statements of income and comprehensive income and condensed consolidated statements of cash flows. Other REITs and real estate companies may calculate NOI differently than we do.

(5)

We calculate FFO and Normalized FFO as shown above. FFO is calculated on the basis defined by The National Association of Real Estate Investment Trusts, or NAREIT, which is net income (loss), calculated in accordance with GAAP, plus real estate depreciation and amortization and the difference between FFO attributable to an equity investment and equity in earnings (losses) of an equity investee but excluding impairment charges on real estate assets, carrying value adjustments of real estate assets held for sale, any gain or loss on sale of properties, as well as certain other adjustments currently not applicable to us. Our calculation of Normalized FFO differs from NAREIT's definition of FFO because we include the difference between FFO and Normalized FFO attributable to our equity investment in SIR, include business management incentive fees, if any, only in the fourth quarter versus the quarter they are recognized as expense in accordance with GAAP and exclude acquisition related costs and loss on issuance of shares by an equity investee. We consider FFO and Normalized FFO to be appropriate measures of operating performance for a REIT, along with net income (loss), operating income and cash flow from operating activities. We believe that FFO and Normalized FFO provide useful information to investors because by excluding the effects of certain historical amounts, such as depreciation expense, FFO and Normalized FFO may facilitate a comparison of our operating performance between periods and with other REITs. FFO and Normalized FFO are among the factors considered by our Board of Trustees when determining the amount of distributions to our shareholders. Other factors include, but are not limited to, requirements to maintain our status as a REIT, limitations in our credit agreement and public debt covenants, the availability of debt and equity capital, our expectation of our future capital requirements and operating performance, our receipt of distributions from SIR and our expected needs and availability of cash to pay our obligations. FFO and Normalized FFO do not represent cash generated by operating activities in accordance with GAAP and should not be considered as alternatives to net income (loss), operating income or cash flow from operating activities, determined in accordance with GAAP, or as indicators of our financial performance or liquidity, nor are these measures necessarily indicative of sufficient cash flow to fund all of our needs. These measures should be considered in conjunction with net income (loss), operating income and cash flow from operating activities as presented in our condensed consolidated statements of income and comprehensive income and condensed consolidated statements of cash flows. Other REITs and real estate companies may calculate FFO and Normalized FFO differently than we do.

We refer to the 67 properties (86 buildings) we owned on March 31, 2015 and which we have owned continuously since January 1, 2014, excluding one property classified as discontinued operations, as comparable properties. We refer to the four properties (five buildings) that we owned as of March 31, 2015, which we acquired during the period from January 1, 2014 to March 31, 2015, as acquired properties. We refer to the property (one building) that we sold during the period from January 1, 2014 to March 31, 2015 that was not classified as discontinued operations, as the disposed property. Our condensed consolidated statement of income for the three months ended March 31, 2015 includes the operating results of four acquired properties (five buildings) for the entire period, as we acquired those four properties (five buildings) prior to January 1, 2015, and one disposed property (one building) for less than the entire period, as that property was sold during the 2015 period. Our condensed consolidated statement of income for the three months ended March 31, 2014 includes the operating results of one acquired property (one building) for less than the entire period, as we acquired that property (one building) during that period, and one disposed property (one building) for the entire period, as we sold that property after that period.

References to changes in the income and expense categories below relate to the comparison of consolidated results for the three month period ended March 31, 2015, compared to the three month period ended March 31, 2014.

Rental income. The increase in rental income reflects the net effect of acquired and disposed properties and a decrease in rental income for comparable properties. Rental income increased $3,938 from properties acquired after March 31, 2014 and $502 from the property acquired during the 2014 period. Rental income declined $927 from the property sold during the 2015 period. Rental income for comparable properties declined  $674 due primarily to decreases in occupied space at certain of our properties in the 2015 period. Rental income includes non-cash straight line rent adjustments totaling $663 in the 2015 period and $1,142 in the 2014 period, and amortization of acquired leases and assumed lease obligations totaling ($278) in the 2015 period and ($190) in the 2014 period.

Real estate taxes. The increase in real estate taxes reflects the net effect of acquired and disposed properties and an increase in real estate taxes for comparable properties. Real estate taxes increased $307 from properties acquired after March 31, 2014 and $48 from the property acquired during the 2014 period. Real estate taxes declined $160 from the property sold during the 2015 period. Real estate taxes for comparable properties increased $403 due primarily to the effect of higher tax assessments at certain of our properties in the 2015 period.

Utility expenses. The decrease in utility expenses primarily reflects a decrease in utility expenses for comparable properties and the net effect of acquired and disposed properties. Utility expenses increased $85 from properties acquired after March 31, 2014 and declined $395 from the property sold during the 2015 period. Utility expenses at comparable properties declined $815 primarily due to colder than normal temperatures experienced in certain parts of the United States during the 2014 period.

Other operating expenses. Other operating expenses consist of property management fees, salaries and benefit costs of property level personnel, repairs and maintenance expense, cleaning expense and other direct costs of operating our properties. The increase in other operating expenses reflects the effects of acquired and disposed properties and an increase in expenses for comparable properties. Other operating expenses increased $638 from properties acquired after March 31, 2014 and $155 from the property acquired during the 2014 period. Other operating expenses declined $31 from the property sold during the 2015 period. Other operating expenses at comparable properties increased $407 primarily as a result of increases in repair and maintenance costs at certain of our properties, partially offset by decreases in property insurance expense during the 2015 period.

Depreciation and amortization. The increase in depreciation and amortization reflects the effect of property acquisitions and improvements made to certain of our properties since April 1, 2014. Depreciation and amortization increased $2,278 from properties acquired after March 31, 2014 and $301 from the property acquired during the 2014 period. Depreciation and amortization declined $763 from the property sold during the 2015 period. Depreciation and amortization at comparable properties declined $28 due primarily to certain depreciable leasing related assets becoming fully depreciated in 2014 and 2015, partially offset by depreciation and amortization of improvements made to certain of our properties after April 1, 2014.

Acquisition related costs. Acquisition related costs in both the 2015 and 2014 periods include legal and due diligence costs incurred in connection with our property acquisition activity.

General and administrative. General and administrative expenses consist of fees pursuant to our business management agreement with Reit Management & Research LLC, or RMR, equity compensation expense, legal and accounting fees, Trustees’ fees and expenses, securities listing and transfer agency fees and other costs relating to our status as a publicly traded company. The increase in general and administrative expenses primarily reflects the increase in amounts due under our business management agreement as a result of our net property acquisitions since April 1, 2014 and an increase in other administrative expenses during the 2015 period.

Interest and other income. The decrease in interest and other income is primarily the result of a smaller amount of investable cash in the 2015 period compared to the 2014 period.

Interest expense. The increase in interest expense reflects higher average outstanding debt balances and higher weighted average interest rates on those borrowings during the 2015 period compared to the 2014 period.

Income tax expense. The increase in income tax expense reflects higher operating income in certain jurisdictions in the 2015 period compared to the 2014 period.

Loss on issuance of shares by an equity investee. Loss on issuance of shares by an equity investee is a result of the issuance of common shares by SIR during the 2015 period at prices below the per share carrying value of our SIR common shares.

Equity in earnings (losses) of investees. Equity in earnings (losses) of investees represents our proportionate share of earnings (losses) from our investment in Affiliates Insurance Company, or AIC, and in SIR for the 2015 period, amortization of the excess of the cost of our SIR investment over our proportionate share of SIR’s total shareholders’ equity book value as of the dates of acquisition and our proportionate share of losses from our investment in AIC for the 2014 period.

Income (loss) from discontinued operations. Income (loss) from discontinued operations reflects operating results of one property sold during the 2014 period, one property sold during the three months ended September 30, 2014 and one property held for sale as of March 31, 2015. Income (loss) from discontinued operations includes a $2,344 increase in the carrying value of an asset held for sale in the 2014 period.

Net income (loss). We experienced a net loss in the 2015 period compared to net income in the 2014 period as a result of the changes noted above.

LIQUIDITY AND CAPITAL RESOURCES

Our Operating Liquidity and Resources (dollar amounts in thousands)

Our principal source of funds to meet operating expenses and debt service obligations and pay distributions on our common shares is the operating cash flow we generate from the rental income from our properties and the distributions we receive from our investment in SIR. We believe that our operating cash flow will be sufficient to meet our operating expenses and debt service obligations and pay distributions on our common shares for the next 12 months and for the foreseeable future thereafter. Our future cash flows from operating activities will depend primarily upon our ability to:

• maintain or increase the occupancy of, and the rental rates at, our properties;

• control operating cost increases at our properties;

• purchase additional properties which produce cash flows from operations in excess of our cost of acquisition capital and property operating expenses; and

• receive distributions from our investment in SIR.

We generally do not intend to purchase “turn around” properties, or properties which do not generate positive cash flows. Our future purchases of properties which generate positive cash flow cannot be accurately projected because such purchases depend upon available opportunities which come to our attention and upon our ability to successfully acquire and operate such properties.

Our changes in cash flows for the three months ended March 31, 2015 compared to the same period in 2014 were as follows: (i) cash provided by operating activities declined from $31,065 in 2014 to $28,248 in 2015; (ii) cash used in investing activities increased from $5,108 in 2014 to $56,624 in 2015; and (iii) cash flows from financing activities changed from $30,641 of cash used in financing activities in 2014 to $24,122 of cash provided by financing activities in 2015.

The decrease in cash provided by operating activities for the three month period ended March 31, 2015 as compared to the corresponding prior year period primarily reflects increased payments for interest on borrowings and less favorable changes in our working capital accounts in the 2015 period, partially offset by operating cash flow from our acquisitions after January 1, 2014 and distributions of earnings received from our investment in SIR common shares in the 2015 period. The increase in cash used in investing activities for the three month period ended March 31, 2015 as compared to the corresponding prior year period was due primarily to our acquisition of approximately 3.4 million SIR common shares in the 2015 period and distributions in excess of earnings from SIR. This use of cash in investing activities was partially offset by cash proceeds from the sale of one property in the 2015 period and distributions in excess of earnings from SIR. The change in cash provided by (used in) financing activities for the three month period ended March 31, 2015 as compared to the corresponding prior year period was due primarily to higher net borrowings, partially offset by increased common share distributions we made in the 2015 period.

Our Investment and Financing Liquidity and Resources (dollar amounts in thousands, except per share and per square foot amounts)

In order to fund acquisitions and to meet cash needs that may result from timing differences between our receipt of rents and our desire or need to make distributions or pay operating or capital expenses, we maintain a $750,000 revolving credit facility.  The maturity date of our revolving credit facility is January 31, 2019 and, subject to the payment of an extension fee and meeting certain other conditions, includes an option for us to extend the stated maturity date of our revolving credit facility by one year to January 31, 2020. Borrowings under our revolving credit facility bear interest at a rate of LIBOR plus a premium, which was 125 basis points at March 31, 2015.  We also pay a facility fee on the total amount of lending commitments under our revolving credit facility, which was 25 basis points per annum at March 31, 2015. Both the interest rate premium and the facility fee are subject to adjustment based upon changes to our credit ratings. We can borrow and repay and reborrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity. As of March 31, 2015, the interest rate payable on borrowings under our revolving credit facility was 1.4%. As of March 31, 2015 and April 29, 2015, we had $55,000 and $45,000, respectively, outstanding and $695,000 and $705,000, respectively, available to borrow under our revolving credit facility.

Our $750,000 revolving credit facility is governed by a credit agreement with a syndicate of  institutional lenders, which also governs our two unsecured term loans.

•

Our $300,000 unsecured term loan, which matures on March 31, 2020, is prepayable without penalty at any time. The amount outstanding under our $300,000 term loan bears interest at LIBOR plus a premium, which was 140 basis points at March 31, 2015. The interest rate premium is subject to adjustment based upon changes to our credit ratings. As of March 31, 2015, the interest rate for the amount outstanding under our $300,000 term loan was 1.6%.
•

Our $250,000 unsecured term loan, which matures on March 31, 2022, is prepayable at any time. If our $250,000 term loan is repaid prior to November 22, 2015, a prepayment premium of 2.0% of the amount repaid would be incurred. If our $250,000 term loan is repaid during the period from November 22, 2015 to November 21, 2016, a prepayment premium of 1.0% of the amount repaid would be incurred. Subsequent to November 21, 2016, no prepayment premiums would be incurred. The amount outstanding under our $250,000 term loan bears interest at LIBOR plus a premium, which was 180 basis points at March 31, 2015. The interest rate premium is subject to adjustment based upon changes to our credit ratings. As of March 31, 2015, the interest rate for the amount outstanding under our $250,000 term loan was 2.0%.

Our credit agreement also includes a feature under which the maximum borrowing availability may be increased to up to $2,500,000 on a combined basis in certain circumstances.

Our $350,000 of 3.75% senior unsecured notes are due 2019 and require semi-annual payment of interest only. Our $183,736 in mortgage debt generally requires monthly payments of principal and interest through maturity. None of our debt obligations require sinking fund payments prior to their maturity dates.

As of March 31, 2015, our term debt maturities (other than our revolving credit facility) are as follows: $48,295 in 2015, $107,933 in 2016, $1,549 in 2017, $1,671 in 2018, $359,440 in 2019 and $564,848 thereafter.

In addition to our debt obligations, as of March 31, 2015, we have estimated unspent leasing related obligations of $7,377.

We currently expect to use cash balances, borrowings under our revolving credit facility, net proceeds from our property sales, distributions received from our investment in SIR, assumption of mortgage debt and net proceeds from offerings of equity or debt securities to fund our future operations, capital expenditures, distributions to our shareholders and property acquisitions. When significant amounts are outstanding under our revolving credit facility or the maturity date of our revolving credit facility, term loans, or our other debts approach, we intend to explore alternatives for repaying or refinancing such amounts. Such alternatives may include incurring additional term debt, issuing equity or debt securities, extending the maturity date of our revolving credit facility and entering into a new revolving credit facility. We may also elect to place new mortgages on properties we own as a source of financing. Although we cannot provide assurance that we will be successful in consummating any particular type of financing, we believe that we will have access to financing, such as debt and equity offerings, to fund future acquisitions and capital expenditures and to pay our obligations. We currently have an effective shelf registration statement that allows us to issue public securities on an expedited basis, but it does not assure that there will be buyers for such securities.

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

On February 26, 2015, we paid a distribution to common shareholders of $0.43 per share, or approximately  $30,252. We funded this distribution using cash on hand and borrowings under our revolving credit facility. On April 13, 2015, we declared a distribution payable to common shareholders of record on April 24, 2015 of $0.43 per share, or approximately  $30,256. We expect to pay this distribution on or about May 25, 2015 using cash on hand and borrowings under our revolving credit facility.

Off Balance Sheet Arrangements

As of March 31, 2015, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Debt Covenants (dollars in thousands)

Our principal debt obligations at March 31, 2015 consist of borrowings under our $750,000 unsecured revolving credit facility, our $300,000 unsecured term loan, our $250,000 unsecured term loan, $350,000 of publicly issued senior unsecured notes and six secured mortgage loans that were assumed in connection with certain of our acquisitions. Our credit agreement for our revolving credit facility and our two term loans provides for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, such as a change of control of us, which includes RMR ceasing to act as our business manager and property manager. Our publicly issued senior unsecured notes are governed by an indenture. This indenture and its supplement and our credit agreement contain a number of covenants which generally restrict our ability to incur debts, including debts secured by mortgages on our properties, in excess of calculated amounts, restrict our ability to make distributions under certain circumstances and require us to maintain various financial ratios. Our mortgage loans are non-recourse, subject to certain limited exceptions, and do not contain any material financial covenants. We believe we were in compliance with the terms and conditions of our respective covenants under our senior unsecured notes indenture and its supplement and our credit agreement at March 31, 2015.

Neither our credit agreement nor our senior unsecured notes indenture and its supplement contain provisions for acceleration which could be triggered by our debt ratings. However, under our credit agreement our highest senior unsecured debt rating is used to determine the fees and interest rates we pay. Accordingly, if that debt rating is downgraded by certain credit rating agencies, our interest expense and related costs under our credit agreement would increase.

Our credit agreement has cross default provisions to other indebtedness that is recourse of $25,000 or more and indebtedness that is non recourse of $50,000 or more. Similarly, our senior unsecured notes indenture and its supplement contain cross default provisions to any other debts of more than $25,000.

Related Person Transactions

We have relationships and historical and continuing transactions with RMR and others affiliated with RMR. We also have relationships and historical and continuing transactions with other companies to which RMR provides management services and which have trustees, directors and officers who are also trustees, directors or officers of us or RMR. For further information about these and other such relationships and related person transactions, please see Note 10 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference, our Annual Report, our definitive Proxy Statement for our 2015 Annual Meeting of Shareholders and our other filings with the Securities and Exchange Commission, or SEC. In addition, please see the section captioned “Risk Factors” of our Annual Report for a description of risks that may arise as a result of these related person transactions and relationships. Our filings with the SEC are available at the SEC’s website at www.sec.gov. Copies of certain of our agreements with these related parties are publicly available as exhibits to our public filings with the SEC and accessible at the SEC’s website, www.sec.gov.

We believe that our agreements with related persons are on commercially reasonable terms. We also believe that our relationships with such related persons and their affiliated and related persons and entities benefit us and, in fact, provide us with competitive advantages in operating and growing our business. We may engage in additional transactions with related persons, including businesses to which RMR or its affiliates provide management services.

Item 3. Quantitative and Qualitative Disclosures About Market Risk (dollar amounts in thousands)

We are exposed to risks associated with market changes in interest rates. We manage our exposure to this market risk by monitoring available financing alternatives. Our strategy to manage exposure to changes in interest rates has not materially changed since December 31, 2014. Other than as described below, we do not currently foresee any significant changes in our exposure to fluctuations in interest rates or in how we manage this exposure in the near future.

At March 31, 2015, our outstanding fixed rate debt consisted of the following:

		Annual	Annual		Interest
	Principal	Interest	Interest		Payments
Debt	Balance(1)	Rate(1)	Expense(1)	Maturity	Due
Senior notes	$350,000	3.75%	$13,307	2019	Semi-annually
Mortgage	83,000	5.55%	4,670	2016	Monthly
Mortgage	47,044	5.73%	2,733	2015	Monthly
Mortgage	23,747	6.21%	1,495	2016	Monthly
Mortgage	14,319	5.88%	854	2021	Monthly
Mortgage	8,901	7.00%	623	2019	Monthly
Mortgage	6,725	8.15%	548	2021	Monthly
	$533,736		$24,230

(1)

The principal balances and interest rates are the amounts determined pursuant to the contracts. In accordance with GAAP, our carrying values and recorded interest expense may differ from these amounts because of market conditions at the time we issued or assumed these debts.  For more information, see Notes 7 and 8 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Our senior notes require semi-annual interest payments through maturity. Our mortgages generally require principal and interest payments through maturity pursuant to amortization schedules. Because these debts bear interest at a fixed rate, changes in market interest rates during the term of these debts will not affect our interest obligations. If these debts were refinanced at interest rates which are 100 basis points higher or lower than shown above, our per annum interest cost would increase or decrease, respectively, by approximately $5,409.

Changes in market interest rates would affect the fair value of our fixed rate debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt. Based on the balances outstanding at March 31, 2015, and discounted cash flow analysis through the respective maturity dates, and assuming no other changes in factors that may affect the fair value of our fixed rate debt obligations, a hypothetical immediate 100 basis point increase in interest rates would decrease the fair value of those obligations by approximately $12,132.

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

At March 31, 2015, our floating rate debt consisted of $55,000 outstanding under our $750,000 unsecured revolving credit facility, our $300,000 unsecured term loan and our $250,000 unsecured term loan. Our revolving credit facility matures in January 2019, and subject to our meeting certain conditions, including our payment of an extension fee, we have the option to extend the stated maturity by one year to January 2020. No principal repayments are required under our revolving credit facility or our term loans prior to maturity, and repayments under our revolving credit facility may be made, and redrawn subject to conditions, at any time without penalty. Our $300,000 unsecured term loan matures on March 31, 2020. Our $250,000 unsecured term loan matures on March 31, 2022. Amounts outstanding under our unsecured term loans may be repaid at any time, but after they are repaid amounts may not be redrawn. Our $300,000 unsecured term loan may be repaid without penalty at any time. If our $250,000 unsecured term loan is repaid prior to November 22, 2015, a prepayment premium of 2.0% of the amount repaid would be incurred. If our $250,000 term loan is repaid during the period from November 22, 2015 to November 21, 2016, a prepayment premium of 1.0% of the amount repaid would be incurred; subsequent to November 21, 2016, no prepayment premium would be incurred.

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

The following table presents the impact a 100 basis point increase in interest rates would have on our annual floating rate interest expense as of March 31, 2015:

	Impact of Changes in Interest Rates
		Outstanding	Total Interest	Annual Earnings
	Interest Rate(1)	Debt	Expense Per Year	Per Share Impact(2)

At March 31, 2015	1.7%	$605,000	$10,428	$0.15
100 bps increase	2.7%	$605,000	$16,562	$0.24

(1)	Weighted based on the respective interest rates and outstanding borrowings under our revolving credit facility and term loans as of March 31, 2015.
(2)	Based on the weighted average shares outstanding (basic) for the three months ended March 31, 2015.

The following table presents the impact a 100 basis point increase in interest rates would have on our annual floating rate interest expense as of March 31, 2015 if we were fully drawn on our revolving credit facility and our term loans remained outstanding:

	Impact of Changes in Interest Rates
		Outstanding	Total Interest	Annual Earnings
	Interest Rate(1)	Debt	Expense Per Year	Per Share Impact(2)

At March 31, 2015	1.6%	$1,300,000	$20,430	$0.29
100 bps increase	2.6%	$1,300,000	$33,610	$0.48

(1)	Weighted based on the respective interest rates and outstanding borrowings under our revolving credit facility (assuming fully drawn) and our term loans as of March 31, 2015.
(2)	Based on the weighted average shares outstanding (basic) for the three months ended March 31, 2015.

The foregoing tables show the impact of an immediate change in floating interest rates as of March 31, 2015. If interest rates were to change gradually over time, the impact would be spread over time. Our exposure to fluctuations in floating interest rates will increase or decrease in the future with increases or decreases in the outstanding amount under our revolving credit facility, our term loans or our other floating rate debt, if any. Although we have no present plans to do so, we may in the future enter into hedge agreements from time to time to mitigate our exposure to changes in interest rates.

Item 4.  Controls and Procedures

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Managing Trustees, our President and Chief Operating Officer and our Treasurer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to the Securities Exchange Act of 1934, as amended, Rules 13a-15 and 15d-15. Based upon that evaluation, our Managing Trustees, our President and Chief Operating Officer and our Treasurer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•	OUR ABILITY TO PAY DISTRIBUTIONS TO OUR SHAREHOLDERS AND THE AMOUNT OF SUCH DISTRIBUTIONS,

•	OUR EXPECTATION THAT WE WILL BENEFIT FINANCIALLY FROM OUR OWNERSHIP INTEREST IN SIR,

•	OUR POLICIES AND PLANS REGARDING INVESTMENTS AND FINANCINGS,

•	THE FUTURE AVAILABILITY OF BORROWINGS UNDER OUR REVOLVING CREDIT FACILITY,

•	OUR EXPECTATION THAT THERE WILL BE OPPORTUNITIES FOR US TO ACQUIRE, AND THAT WE WILL ACQUIRE, ADDITIONAL PROPERTIES THAT ARE MAJORITY LEASED TO GOVERNMENT TENANTS,

•	OUR EXPECTATIONS REGARDING DEMAND FOR LEASED SPACE BY THE U.S. GOVERNMENT AND STATE AND LOCAL GOVERNMENTS,

•	OUR ABILITY TO RAISE EQUITY OR DEBT CAPITAL,

•	OUR ABILITY TO PAY INTEREST ON AND PRINCIPAL OF OUR DEBT,

•	OUR TAX STATUS AS A REIT, AND

•	OTHER MATTERS.

OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY OUR FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS.  FACTORS THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FORWARD LOOKING STATEMENTS AND UPON OUR BUSINESS, RESULTS OF OPERATIONS, FINANCIAL CONDITION, FFO, NORMALIZED FFO, NOI, CASH BASIS NOI, CASH FLOWS, LIQUIDITY AND PROSPECTS INCLUDE, BUT ARE NOT LIMITED TO:

•	THE IMPACT OF CHANGES IN THE ECONOMY AND THE CAPITAL MARKETS ON US AND OUR TENANTS,

•	COMPETITION WITHIN THE REAL ESTATE INDUSTRY, PARTICULARLY WITH RESPECT TO THOSE MARKETS IN WHICH OUR PROPERTIES ARE LOCATED AND WITH RESPECT TO GOVERNMENT LEASED PROPERTIES,

•	THE IMPACT OF CHANGES IN THE REAL ESTATE NEEDS AND FINANCIAL CONDITIONS OF THE U.S. GOVERNMENT AND STATE AND LOCAL GOVERNMENTS,

•	COMPLIANCE WITH, AND CHANGES TO, FEDERAL, STATE AND LOCAL LAWS AND REGULATIONS, ACCOUNTING RULES, TAX LAWS AND SIMILAR MATTERS,

•	ACTUAL AND POTENTIAL CONFLICTS OF INTEREST WITH OUR MANAGING TRUSTEES, RMR, SIR AND THEIR RELATED PERSONS AND ENTITIES,

•	LIMITATIONS IMPOSED ON OUR BUSINESS AND OUR ABILITY TO SATISFY COMPLEX RULES IN ORDER FOR US TO QUALIFY AS A REIT FOR U.S. FEDERAL INCOME TAX PURPOSES, AND

•	ACTS OF TERRORISM, OUTBREAKS OF SO CALLED PANDEMICS OR OTHER MANMADE OR NATURAL DISASTERS BEYOND OUR CONTROL.

FOR EXAMPLE:

•

CONTINGENCIES IN OUR PENDING AND FUTURE ACQUISITION AND SALE AGREEMENTS MAY NOT BE SATISFIED AND OUR PENDING ACQUISITIONS AND SALES MAY NOT OCCUR, MAY BE DELAYED OR THE TERMS OF SUCH TRANSACTIONS MAY CHANGE,

•

WE HAVE ONE PROPERTY CLASSIFIED IN DISCONTINUED OPERATIONS AS HELD FOR SALE THAT HAS A NET BOOK VALUE OF $12.3 MILLION AS OF MARCH 31, 2015. THIS STATEMENT MAY IMPLY THAT WE WILL SELL THIS PROPERTY FOR AT LEAST $12.3 MILLION. HOWEVER, WE MAY NOT BE ABLE TO SELL THIS PROPERTY OR WE MAY SELL THIS PROPERTY AT AN AMOUNT THAT IS LESS THAN ITS CURRENT NET BOOK VALUE,

•

OUR ABILITY TO MAKE FUTURE DISTRIBUTIONS AND TO MAKE PAYMENTS OF PRINCIPAL AND INTEREST ON OUR NOTES AND OTHER INDEBTEDNESS DEPENDS UPON A NUMBER OF FACTORS, INCLUDING OUR FUTURE EARNINGS, THE CAPITAL COSTS WE INCUR TO LEASE AND MAINTAIN OUR PROPERTIES AND OUR RECEIPT OF DISTRIBUTIONS FROM SIR.  WE MAY BE UNABLE TO MAINTAIN OUR CURRENT RATE OF DISTRIBUTIONS ON OUR COMMON SHARES AND FUTURE DISTRIBUTIONS MAY BE SUSPENDED,

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

•	RENTS THAT WE CAN CHARGE AT OUR PROPERTIES MAY DECLINE BECAUSE OF CHANGING MARKET CONDITIONS OR OTHERWISE,

•	CONTINUED AVAILABILITY OF BORROWINGS UNDER OUR REVOLVING CREDIT FACILITY IS SUBJECT TO OUR SATISFYING CERTAIN FINANCIAL COVENANTS AND MEETING OTHER CUSTOMARY CREDIT FACILITY CONDITIONS,

•	ACTUAL COSTS UNDER OUR REVOLVING CREDIT FACILITY AND OTHER FLOATING RATE CREDIT FACILITIES WILL BE HIGHER THAN LIBOR PLUS A PREMIUM BECAUSE OF OTHER FEES AND EXPENSES ASSOCIATED WITH SUCH FACILITIES,

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

•

THE MARGINS USED TO DETERMINE THE INTEREST RATE PAYABLE ON OUR REVOLVING CREDIT FACILITY AND TERM LOANS AND THE FACILITY FEE PAYABLE ON OUR REVOLVING CREDIT FACILITY ARE BASED ON OUR CREDIT RATINGS.  FUTURE CHANGES IN OUR CREDIT RATINGS MAY CAUSE THE INTEREST AND FEES WE PAY TO CHANGE,

•	WE MAY BE UNABLE TO REPAY OUR DEBT OBLIGATIONS WHEN THEY BECOME DUE,

•	SIR MAY REDUCE THE AMOUNT OF ITS DISTRIBUTIONS TO ITS SHAREHOLDERS, INCLUDING US,

•

WE MAY BE UNABLE TO SELL OUR SIR COMMON SHARES FOR AN AMOUNT EQUAL TO OUR CARRYING VALUE OF THOSE SHARES AND ANY SUCH SALE MAY BE AT A DISCOUNT TO MARKET PRICE BECAUSE OF THE LARGE SIZE OF OUR SIR HOLDINGS OR OTHERWISE, AND

•

WE BELIEVE THAT OUR RELATIONSHIPS WITH OUR RELATED PARTIES, INCLUDING RMR, SIR, AIC AND OTHERS AFFILIATED WITH THEM, BENEFIT US AND PROVIDE US WITH COMPETITIVE ADVANTAGES IN OPERATING AND GROWING OUR BUSINESS. IN FACT, THE ADVANTAGES WE BELIEVE WE MAY REALIZE FROM THESE RELATIONSHIPS MAY NOT MATERIALIZE.

THESE RESULTS COULD OCCUR DUE TO MANY DIFFERENT CIRCUMSTANCES, SOME OF WHICH ARE BEYOND OUR CONTROL, SUCH AS CHANGES IN GOVERNMENT TENANTS’ NEEDS FOR LEASED SPACE, ACTS OF TERRORISM, NATURAL DISASTERS OR CHANGES IN CAPITAL MARKETS OR THE ECONOMY GENERALLY.

THE INFORMATION CONTAINED ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-Q AND IN OUR ANNUAL REPORT, INCLUDING UNDER THE CAPTION “RISK FACTORS” OR INCORPORATED THEREIN, IDENTIFIES OTHER IMPORTANT FACTORS THAT COULD CAUSE DIFFERENCES FROM OUR FORWARD LOOKING STATEMENTS.  OUR FILINGS WITH THE SEC ARE AVAILABLE ON THE SEC’S WEBSITE AT WWW.SEC.GOV.

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

Part II.   Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 8, February 6 and March 6, 2015 we issued 3,883, 3,866 and 3,461 of our common shares, respectively, to RMR in payment of a portion of the management fee due to RMR pursuant to our business management agreement with RMR. We issued these shares pursuant to an exemption from registration contained in Section 4(a)(2) of the Securities Act.

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

10.1

Share Purchase Agreement, dated as of February 28, 2015, among the Company, Lakewood Capital Partners LP, other parties named therein and, for the purpose of specified sections, Select Income REIT. (Incorporated by reference to the Company’s Current Report on Form 8-K dated February 28, 2015.)

12.1	Computation of Ratio of Earnings to Fixed Charges. (Filed herewith.)

31.1	Rule 13a-14(a) Certification. (Filed herewith.)

31.2	Rule 13a-14(a) Certification. (Filed herewith.)

31.3	Rule 13a-14(a) Certification. (Filed herewith.)

31.4	Rule 13a-14(a) Certification. (Filed herewith.)

32.1	Section 1350 Certification. (Furnished herewith.)

101.1

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income and Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements, tagged as blocks of text and in detail. (Filed herewith.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOVERNMENT PROPERTIES INCOME TRUST

By:	/s/ David M. Blackman
David M. Blackman President and Chief Operating Officer Dated: April 30, 2015

By:	/s/ Mark L. Kleifges
Mark L. Kleifges Treasurer and Chief Financial Officer (principal financial and accounting officer) Dated: April 30, 2015