Form 10-Q
period 2015-06-30
Government Properties Income Trust
filed 2015-07-31
CIK 1456772

Xa

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Number of registrant’s common shares of beneficial interest, $.01 par value per share, outstanding as of July 28, 2015:  71,084,349

GOVERNMENT PROPERTIES INCOME TRUST

FORM 10-Q

June 30, 2015

References in this Quarterly Report on Form 10-Q to “GOV”, ”we”, “us” or “our” include Government Properties Income Trust and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

PART I.       Financial Information

Item 1.  Financial Statements

GOVERNMENT PROPERTIES INCOME TRUST

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

(unaudited)

	June 30,	December 31,
	2015	2014
ASSETS
Real estate properties:
Land	$253,058	$254,008
Buildings and improvements	1,430,653	1,428,472
Total real estate properties, gross	1,683,711	1,682,480
Accumulated depreciation	(238,469)	(219,791)
Total real estate properties, net	1,445,242	1,462,689

Equity investment in Select Income REIT	514,316	680,137
Assets of discontinued operations	12,449	13,165
Assets of property held for sale	3,161	32,797
Acquired real estate leases, net	133,837	150,080
Cash and cash equivalents	7,051	13,791
Restricted cash	2,454	2,280
Rents receivable, net	40,161	36,239
Deferred leasing costs, net	12,750	11,450
Deferred financing costs, net	11,327	12,782
Other assets, net	54,827	12,205
Total assets	$2,237,575	$2,427,615

LIABILITIES AND SHAREHOLDERS’ EQUITY
Unsecured revolving credit facility	$59,000	$—
Unsecured term loans	550,000	550,000
Senior unsecured notes, net of discount	347,702	347,423
Mortgage notes payable, including premiums	185,401	187,694
Liabilities of discontinued operations	277	150
Liabilities of property held for sale	11	343
Accounts payable and other liabilities	50,500	26,471
Due to related persons	3,144	2,161
Assumed real estate lease obligations, net	14,297	15,924
Total liabilities	1,210,332	1,130,166

Commitments and contingencies

Shareholders’ equity:
Common shares of beneficial interest, $.01 par value: 100,000,000 shares
authorized, 71,084,349 and 70,349,227 shares issued and outstanding, respectively	711	703
Additional paid in capital	1,472,270	1,457,631
Cumulative net income	23,914	248,447
Cumulative other comprehensive income	225	37
Cumulative common distributions	(469,877)	(409,369)
Total shareholders’ equity	1,027,243	1,297,449
Total liabilities and shareholders’ equity	$2,237,575	$2,427,615

See accompanying notes.

GOVERNMENT PROPERTIES INCOME TRUST

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(amounts in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Rental income	$62,113	$62,428	$124,772	$122,248

Expenses:
Real estate taxes	7,674	7,166	15,084	13,978
Utility expenses	4,023	4,049	8,594	9,745
Other operating expenses	12,168	10,860	24,378	21,901
Depreciation and amortization	17,299	16,191	34,514	31,618
Acquisition related costs	183	671	189	1,180
General and administrative	3,713	4,111	7,717	7,208
Total expenses	45,060	43,048	90,476	85,630

Operating income	17,053	19,380	34,296	36,618
Interest and other income	—	8	12	58
Interest expense (including net amortization of debt premiums and discounts
and deferred financing fees of $328, $223, $660 and $553, respectively)	(9,455)	(5,158)	(18,757)	(9,685)
Loss on issuance of shares by Select Income REIT	(1,353)	—	(42,124)	—
Loss on impairment of Select Income REIT investment	(203,297)	—	(203,297)	—
Income (loss) from continuing operations before income taxes and equity in earnings of investees	(197,052)	14,230	(229,870)	26,991
Income tax expense	(32)	(101)	(62)	(123)
Equity in earnings of investees	6,094	118	5,778	21
Income (loss) from continuing operations	(190,990)	14,247	(224,154)	26,889
Income (loss) from discontinued operations	(173)	361	(379)	2,909
Net income (loss)	(191,163)	14,608	(224,533)	29,798

Other comprehensive income
Equity in unrealized gain of investees	131	22	189	41
Other comprehensive income	131	22	189	41
Comprehensive income (loss)	$(191,032)	$14,630	$(224,344)	$29,839

Weighted average common shares outstanding (basic)	70,485	54,659	70,377	54,649
Weighted average common shares outstanding (diluted)	70,485	54,743	70,377	54,734

Per common share amounts:
Income (loss) from continuing operations (basic and diluted)	$(2.71)	$0.26	$(3.19)	$0.49
Income (loss) from discontinued operations (basic and diluted)	$—	$0.01	$(0.01)	$0.05
Net income (loss) (basic)	$(2.71)	$0.27	$(3.19)	$0.55
Net income (loss) (diluted)	$(2.71)	$0.27	$(3.19)	$0.54

See accompanying notes.

GOVERNMENT PROPERTIES INCOME TRUST

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Six Months Ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(224,533)	$29,798
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation	19,363	18,392
Net amortization of debt premiums and discounts and deferred financing fees	660	553
Straight line rental income	(2,207)	(2,209)
Amortization of acquired real estate leases	14,617	12,702
Amortization of deferred leasing costs	1,087	964
Other non-cash expenses	1,057	1,008
Increase in carrying value of asset held for sale	—	(2,344)
Equity in earnings of investees	(5,778)	(21)
Loss on issuance of shares by Select Income REIT	42,124	—
Loss on impairment of Select Income REIT investment	203,297	—
Distributions of earnings from Select Income REIT	10,425	—
Change in assets and liabilities:
Restricted cash	(174)	(812)
Deferred leasing costs	(2,123)	(1,690)
Rents receivable	539	1,008
Other assets	2,027	2,016
Accounts payable and accrued expenses	1,491	1,341
Due to related persons	983	174
Cash provided by operating activities	62,855	60,880
CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate acquisitions and deposits	(1,400)	(47,359)
Real estate improvements	(5,386)	(9,704)
Investment in Select Income REIT	(95,821)	—
Investment in Reit Management & Research Inc.	(6,468)	—
Investment in Affiliates Insurance Company	—	(825)
Distributions in excess of earnings from Select Income REIT	11,687	—
Proceeds from sale of properties, net	30,520	4,644
Cash used in investing activities	(66,868)	(53,244)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of mortgage notes payable	(1,203)	(1,072)
Borrowings on unsecured revolving credit facility	100,000	85,500
Repayments on unsecured revolving credit facility	(41,000)	(47,000)
Financing fees	(16)	(627)
Distributions to common shareholders	(60,508)	(47,065)
Cash used in financing activities	(2,727)	(10,264)
Decrease in cash and cash equivalents	(6,740)	(2,628)
Cash and cash equivalents at beginning of period	13,791	7,663
Cash and cash equivalents at end of period	$7,051	$5,035

Supplemental cash flow information:
Interest paid	$17,980	$8,653
Income taxes paid	78	87
Non-cash investing activities:
Investment in Reit Management & Research Inc. paid in common shares	$13,836	$—
Real estate acquisition funded with the assumption of mortgage debt	$—	$(97,524)
Non-cash financing activities:
Assumption of mortgage debt	$—	$97,524

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

The preparation of these financial statements in conformity with GAAP requires us to make estimates and assumptions that affect reported amounts. Actual results could differ from those estimates.  Significant estimates in the condensed consolidated financial statements include purchase price allocations, useful lives of fixed assets, impairment of real estate and equity method investments and the valuation of intangible assets.

Note 2.    Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. This ASU is effective for interim and annual reporting periods beginning after December 15, 2015 and requires retrospective application.  This ASU is not expected to cause any changes to our condensed consolidated financial statements other than the reclassification of certain debt issuance costs from assets to contra liabilities on our condensed consolidated balance sheets.

In May 2014, the FASB issued ASU No. 2014-09, Revenue From Contracts With Customers, which outlines a comprehensive model for entities to use in accounting for revenue arising from contracts with customers. This ASU states that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” While this ASU specifically references contracts with customers, it may apply to certain other transactions such as the sale of real estate or equipment. In July 2015, the FASB approved a one year deferral of the effective date for this ASU to interim and annual reporting periods beginning after December 15, 2017.  We are continuing to evaluate this guidance; however, we do not expect its adoption to have a material impact on our condensed consolidated financial statements, as a substantial portion of our revenue consists of rental income from leasing arrangements, which are specifically excluded from this ASU.

Note 3.    Per Common Share Amounts

We calculate basic earnings per common share by dividing net income (loss) by the weighted average number of common shares outstanding during the period. We calculate diluted earnings per common share by using the more dilutive of the two class method or the treasury stock method. Unvested share awards and other potentially dilutive common shares and the related impact on earnings, are considered when calculating diluted earnings per share. The following table provides a reconciliation of the weighted average number of common shares used in the calculation of basic and diluted earnings per share (in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2015	2014	2015	2014
Weighted average common shares for basic earnings per share	70,485	54,659	70,377	54,649
Effect of dilutive securities: unvested share awards	-	84	-	85
Weighted average common shares for diluted earnings per share	70,485	54,743	70,377	54,734

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(unaudited)

Note 4.   Real Estate Properties

As of June 30, 2015, we owned 71 properties (91 buildings), with an undepreciated carrying value of $1,687,057,  excluding one property (one building) classified as discontinued operations with an undepreciated carrying value of $12,260. We generally lease space in our properties on a gross lease or modified gross lease basis pursuant to fixed term operating leases expiring between 2015 and 2030. Certain of our government tenants have the right to terminate their leases before the lease term expires. Our leases generally require us to pay all or some property operating expenses and to provide all or most property management services. During the three months ended June 30, 2015, we entered into 16 leases for 316,123 rentable square feet for a weighted (by rentable square feet) average lease term of 10.9 years and we made commitments for approximately $5,237 of leasing related costs. During the six months ended June 30, 2015, we entered into 23 leases for 399,101 rentable square feet for a weighted (by rentable square feet) average lease term of 10.2 years and we made commitments for approximately $7,483 of leasing related costs. We have estimated unspent leasing related obligations of $9,248 as of June 30, 2015.

Acquisition Activities

In June 2015, we entered into an agreement to acquire an office property ( one building) located in Greensburg, PA with 82,889 rentable square feet for a purchase price of $14,300, excluding acquisition costs.  The property is 100% leased to the Commonwealth of Pennsylvania.

In July 2015, we entered into an agreement to acquire an office and warehouse property (one building) located in Braintree, MA with 99,168 rentable square feet.  The purchase price is $11,700, excluding acquisition costs.  This property is 100% leased to the Commonwealth of Massachusetts.

These pending acquisitions are subject to closing conditions; accordingly, we can provide no assurance that we will acquire these properties or that these acquisitions will not be delayed or that the acquisition terms will not change.

Disposition Activities – Continuing Operations

In February 2015, one of our U.S. Government tenants exercised its option to acquire the office property (one building) it leased from us located in Riverdale, MD with 337,500 rentable square feet.  The sales price was $30,600, excluding closing costs.  We recognized no gain or loss on this sale.

In May 2015, we began marketing for sale an office property (one building) located in Savannah, GA with 35,228 rentable square feet and a net book value of $3,072 as of June 30, 2015.  We have classified this property as held for sale as of June 30, 2015.  The results of operations for this property are included in continuing operations in our condensed consolidated financial statements.  Summarized balance sheet information for the property classified as held for sale is as follows:

June 30,
2015
Real estate properties, net	$3,071
Rents receivable	54
Other assets	36
Assets of property held for sale	$3,161

Other liabilities	$11
Liabilities of property held for sale	$11

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(unaudited)

Disposition Activities – Discontinued Operations

In April 2014, we entered into an agreement to sell an office property (one building) located in Falls Church, VA with 164,746 rentable square feet and a net book value of $12,282 at June 30, 2015.  In May 2015, this agreement was terminated.  In July 2015, we entered an agreement to sell this property to a different purchaser.  The contract sales price is $16,500, excluding closing costs.  We currently expect this sale to close before year end 2015.  However, this sale is subject to conditions and we can provide no assurance that the sale of this property will occur, that it will not be delayed or that its terms will not change.  See Note 8 for further information relating to this property.

Results of operations for two properties ( two buildings) we sold in February 2014 and September 2014 and one property ( one building) held for sale at June 30, 2015, which was held for sale prior to our adoption of ASU 2014-08, are classified as discontinued operations in our condensed consolidated financial statements. Summarized balance sheet and income statement information for the properties classified as discontinued operations is as follows:

Balance Sheets:

	June 30,	December 31,
	2015	2014
Real estate properties, net	$12,260	$12,260
Rents receivable	16	782
Other assets	173	123
Assets of discontinued operations	$12,449	$13,165

Other liabilities	$277	$150
Liabilities of discontinued operations	$277	$150

Statements of Operations

	Three Months ended June 30,		Six Months ended June 30,
	2015	2014	2015	2014
Rental income	$27	$746	$58	$1,486
Real estate taxes	(70)	(124)	(140)	(273)
Utility expenses	(11)	(52)	(78)	(154)
Other operating expenses	(91)	(159)	(162)	(385)
General and administrative	(28)	(50)	(57)	(109)
Increase in carrying value of asset held for sale	—	—	—	2,344
Income (loss) from discontinued operations	$(173)	$361	$(379)	$2,909

Note 5.   Revenue Recognition

We recognize rental income from operating leases that contain fixed contractual rent changes on a straight line basis over the term of the lease agreements. Certain of our leases with government tenants provide the tenant the right to terminate before the lease expiration date if its respective legislature or other funding authority does not appropriate the funding necessary for the government tenant to meet its lease obligations.  We have determined the fixed non-cancelable lease term of these leases to be the fully executed term of the lease because we believe the occurrence of early terminations to be remote contingencies based on both our historical experience and our assessment of the likelihood of lease cancellation on a separate lease basis.

We increased rental income to record revenue on a straight line basis by $1,544 and $1,101 for the three months ended June 30, 2015 and 2014, respectively, and $2,207 and $2,243 for the six months ended June 30, 2015 and 2014, respectively.  Rents receivable include $17,224 and $15,017 of straight line rent receivables at June 30, 2015 and December 31, 2014, respectively.

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(unaudited)

Note 6.   Concentration

Tenant and Credit Concentration

We define annualized rental income as the annualized contractual base rents from our tenants pursuant to our lease agreements as of the measurement date, plus straight line rent adjustments and estimated recurring expense reimbursements to be paid to us, and excluding lease value amortization. The U.S. Government, 12 state governments and the United Nations combined were responsible for approximately 92.8% and 93.0% of our annualized rental income, excluding properties classified as discontinued operations, as of June 30, 2015 and 2014, respectively. The U.S. Government is our largest tenant by annualized rental income and was responsible for approximately 67.7% and 70.0% of our annualized rental income, excluding properties classified as discontinued operations, as of June 30, 2015 and 2014, respectively.

Geographic Concentration

At June 30, 2015, our 71 properties (91 buildings), excluding one property (one building) classified as discontinued operations, were located in 31 states and the District of Columbia.  Properties located in California, Virginia, the District of Columbia, Georgia, New York, Maryland and Massachusetts were responsible for approximately 11.5%,  10.5%,  10.3%,  9.1%,  8.5%,  7.5% and 5.7% of our annualized rental income as of June 30, 2015, respectively.

Note 7.   Indebtedness

At June 30, 2015 and December 31, 2014, our outstanding indebtedness consisted of the following:

	June 30,	December 31,
	2015	2014

Unsecured revolving credit facility	$59,000	$—
Unsecured term loan, due in 2020	300,000	300,000
Unsecured term loan, due in 2022	250,000	250,000
Senior unsecured notes, 3.75% interest rate, including unamortized discounts of $2,298 and $2,577, respectively, due in 2019	347,702	347,423
Mortgage note payable, 5.55% interest rate, including unamortized premiums of $1,311 and $2,167, respectively, due in 2016(1)	84,311	85,167
Mortgage note payable, 5.73% interest rate, including unamortized premiums of $65 and $177, respectively, due in 2015(1)(2)	46,923	47,418
Mortgage note payable, 6.21% interest rate, due in 2016(1)	23,667	23,833
Mortgage note payable, 5.88% interest rate, due in 2021(1)	14,268	14,374
Mortgage note payable, 7.00% interest rate, including unamortized premiums of $538 and $605, respectively, due in 2019(1)	9,383	9,563
Mortgage note payable, 8.15% interest rate, including unamortized premiums of $343 and $398, respectively, due in 2021(1)	6,849	7,339
	$1,142,103	$1,085,117

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

(2)	This mortgage was repaid, at par, in July 2015.

Our $750,000 unsecured revolving credit facility is available for general business purposes, including acquisitions. The maturity date of our revolving credit facility is January 31, 2019 and, subject to the payment of an extension fee and meeting certain other conditions, we have an option to extend the stated maturity date of our revolving credit facility by one year to January 31, 2020. Borrowings under our revolving credit facility bear interest at a rate

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(unaudited)

of LIBOR plus a premium, which was 125 basis points at June 30, 2015.  We also pay a facility fee on the total amount of lending commitments under our revolving credit facility, which was 25 basis points per annum at June 30, 2015. Both the interest rate premium and the facility fee are subject to adjustment based upon changes to our credit ratings. As of June 30, 2015, the interest rate payable on borrowings under our revolving credit facility was 1.4% and the weighted average interest rate for borrowings under our revolving credit facility was 1.4% and 1.6%, respectively, for the three and six months ended June 30, 2015 and 1.7% for both the three and six months ended June 30, 2014. As of June 30, 2015 and July 28, 2015, we had $59,000 and $99,000 outstanding under our revolving credit facility, respectively.

Our $300,000 unsecured term loan, which matures on March 31, 2020, is prepayable without penalty at any time. The amount outstanding under our $300,000 term loan bears interest at LIBOR plus a premium, which was 140 basis points at June 30, 2015. The interest rate premium is subject to adjustment based upon changes to our credit ratings. As of June 30, 2015, the interest rate for the amount outstanding under our $300,000 term loan was 1.6%. The weighted average interest rate under our $300,000 term loan was 1.6% for both the three and six months ended June 30, 2015.

Our $250,000 unsecured term loan, which matures on March 31, 2022, is prepayable at any time. If our $250,000 term loan is repaid prior to November 22, 2015, a prepayment premium of 2.0% of the amount repaid will be payable. If our $250,000 term loan is repaid during the period from November 22, 2015 to November 21, 2016, a prepayment premium of 1.0% of the amount repaid will be payable. Subsequent to November 21, 2016, no prepayment premium will be payable. The amount outstanding under our $250,000 term loan bears interest at LIBOR plus a premium, which was 180 basis points at June 30, 2015.  The interest rate premium is subject to adjustment based upon changes to our credit ratings. As of June 30, 2015, the interest rate for the amount outstanding under our $250,000 term loan was 2.0%. The weighted average interest rate under our $250,000 term loan was 2.0% for both the three and six months ended June 30, 2015.

Our $750,000 revolving credit facility, our $300,000 term loan and our $250,000 term loan are governed by a credit agreement with a syndicate of institutional lenders that includes a number of features common to all of these credit arrangements. This credit agreement also includes a feature under which the maximum borrowing availability may be increased to up to $2,500,000 on a combined basis in certain circumstances.

Our $350,000 of 3.75% senior unsecured notes due in 2019 are governed by an indenture and a supplement to the indenture, and require semi-annual payments of interest only through maturity.  The outstanding amount of these notes may be prepaid at par (plus accrued and unpaid interest) on or after July 15, 2019 or before that date together with a make whole premium.

Our credit agreement and senior notes indenture and its supplement provide for acceleration of payment of all amounts due thereunder upon the occurrence and continuation of certain events of default, including, in the case of our credit agreement, a change of control of us, which includes Reit Management & Research LLC, or RMR LLC, ceasing to act as our business manager and property manager. Our senior notes indenture and its supplement and our credit agreement also contain a number of covenants, including covenants that restrict our ability to incur debts or to make distributions under certain circumstances and require us to maintain certain financial ratios.  We believe we were in compliance with the terms and conditions of the respective covenants under our senior unsecured notes indenture and its supplement and our credit agreement at June 30, 2015.

At June 30, 2015, six of our properties ( eight buildings) with an aggregate net book value of $262,191 secured six mortgage notes that we assumed in connection with the acquisition of such properties. Our mortgage notes are non-recourse and do not contain any material financial covenants.

In July 2015, we repaid, at par, a $47,083 mortgage note which was secured by a property ( two buildings) located in Indianapolis, IN. This mortgage was scheduled to mature in October 2015.

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(unaudited)

Note 8.   Fair Value of Assets and Liabilities

Our financial instruments include cash and cash equivalents, restricted cash, rents receivable, mortgage notes payable, accounts payable, senior unsecured notes, an unsecured revolving credit facility, unsecured term loans, amounts due to related persons, other accrued expenses and security deposits. At June 30, 2015 and December 31, 2014, the fair values of our financial instruments approximated their carrying values in our condensed consolidated financial statements due to their short term nature or variable interest rates, except as follows:

	As of June 30, 2015		As of December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior unsecured notes, 3.75% interest rate, due in 2019	$347,702	$358,314	$347,423	$356,129
Mortgage note payable, 5.55% interest rate, due in 2016(1)	84,311	84,340	85,167	85,171
Mortgage note payable, 5.73% interest rate, due in 2015(1)(2)	46,923	47,264	47,418	48,233
Mortgage note payable, 6.21% interest rate, due in 2016(1)	23,667	24,769	23,833	25,394
Mortgage note payable, 5.88% interest rate, due in 2021(1)	14,268	14,981	14,374	15,249
Mortgage note payable, 7.00% interest rate, due in 2019(1)	9,383	10,025	9,563	10,275
Mortgage note payable, 8.15% interest rate, due in 2021(1)	6,849	7,356	7,339	7,956
	$533,103	$547,049	$535,117	$548,407

(1)

We assumed these mortgages in connection with our acquisitions of the encumbered properties.  The stated interest rates for these mortgage debts are the contractually stated rates.  We recorded the assumed mortgages at estimated fair value on the date of acquisition and we are amortizing the fair value premiums, if any, to interest expense over the respective terms of the mortgages to reduce interest expense to the estimated market interest rates as of the date of acquisition.

(2)	This mortgage was repaid, at par, in July 2015.

We estimate the fair value of our senior unsecured notes using an average of the bid and ask price of the notes as of the measurement date (Level 2 inputs as defined in the fair value hierarchy under GAAP). We estimate the fair values of our mortgage notes payable by using discounted cash flow analyses and currently prevailing market terms as of the measurement date (Level 3 inputs as defined in the fair value hierarchy under GAAP).  Because Level 3 inputs are unobservable, our estimated fair value may differ materially from the actual fair value.

The table below presents certain of our assets we measured on a non-recurring basis at estimated fair value at June 30, 2015, categorized by the level of input used in the valuation of these assets:

		Quoted Prices in		Significant
	Estimated	Active Markets for	Significant Other	Unobservable
	Fair	Identical Assets	Observable Inputs	Inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)

Investment in SIR (1)	$514,316	$514,316	$—	$—
	$514,316	$514,316	$—	$—

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(unaudited)

(1)We own 24,891,421 common shares of Select Income REIT, or SIR. During the three months ended June 30, 2015, we recorded a $203,297 loss on impairment to reduce the carrying value of this investment to its estimated fair value. We estimated fair value using the closing price of SIR’s common shares on the New York Stock Exchange, or the NYSE, on June 30, 2015 (Level 1 input). See Notes 10 and 11 for further information regarding this investment.

Note 9.    Shareholders’ Equity

Distributions

On February 26, 2015, we paid a distribution to common shareholders in the amount of $0.43 per share, or $30,252.

On May 26, 2015, we paid a distribution to common shareholders in the amount of $0.43 per share, or $30,256.

On July 13, 2015, we declared a distribution payable to common shareholders of record on July 24, 2015, in the amount of $0.43 per share, or $30,566. We expect to pay this distribution on or about August 24, 2015 using cash on hand and borrowings under our revolving credit facility.

Share Issuances

During the three and six months ended June 30, 2015, we issued 12,012 and 23,222 respectively, of our common shares to RMR LLC, as part of the business management fee payable by us under our business management agreement with RMR LLC.  See Note 10 for further information regarding and recent amendments to this agreement.

On May 12, 2015, we granted 2,500 of our common shares, valued at $19.75 per share, the closing price of our common shares on the NYSE on that day, to each of our five Trustees as part of their annual compensation.

On June 5, 2015, we issued 700,000 shares as partial payment to acquire 1,541,201 shares of Class A common stock of Reit Management & Research Inc., a Maryland corporation, or RMR Inc.  See Note 10 for further details of this transaction.

Note 10.   Related Person Transactions

We have relationships and historical and continuing transactions with RMR LLC, its parent, RMR Inc., and others related to them, including other companies to which RMR LLC provides management services and which have trustees, directors and officers who are also trustees, directors or officers of us, RMR Inc. or RMR LLC. For further information about these and other such relationships and certain other related person transactions, please refer to our Annual Report and our Current Report on Form 8-K filed with the Securities and Exchange Commission, or the SEC, on June 8, 2015.

Acquisition of Interest in our Manager:  On June 5, 2015, we and three other real estate investment trusts, or REITs, to which RMR  LLC provides management services – Hospitality Properties Trust, or HPT, SIR, and Senior Housing Properties Trust, or SNH, and collectively with HPT and SIR, the Other REITs – participated in a transaction, or the Up-C Transaction, by which we and the Other REITs each acquired an ownership interest in RMR Inc.

The Up-C Transaction was completed pursuant to a transaction agreement by and among us, our manager, RMR LLC, its then sole member, Reit Management & Research Trust, or RMR Trust, and RMR Inc. and similar transaction agreements that each Other REIT entered into with RMR LLC, RMR Trust and RMR Inc. RMR Trust is owned by our Managing Trustees, Barry and Adam Portnoy. Pursuant to these transactions agreements: we contributed to RMR Inc. 700,000 of our common shares, valued at $13,545 and $3,917  in cash;  HPT contributed to RMR Inc. 1,490,000 of its common shares and $12,622 in cash; SIR contributed to RMR Inc. 880,000 of its common shares and $15,880 in cash;

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(unaudited)

SNH contributed to RMR Inc. 2,345,000 of its common shares and $13,967 in cash; RMR Trust contributed to RMR Inc. $11,520 in cash, which RMR Inc. contributed to RMR LLC; RMR LLC issued 1,000,000 of its class B membership units to RMR Inc.; RMR Inc. issued 1,541,201 shares of its class A common stock to us, 5,019,121 shares of its class A common stock to HPT, 3,166,891 shares of its class A common stock to SIR, 5,272,787 shares of its class A common stock to SNH and 1,000,000 shares of its class B-1 common stock and 15,000,000 shares of its class B-2 common stock, to RMR Trust; RMR Trust delivered 15,000,000 of the 30,000,000 class A membership units of RMR LLC which RMR Trust then owned to RMR Inc.; and RMR Inc. delivered to RMR Trust our common shares, the common shares of the Other REITs and the cash which had been contributed by us and the Other REITs to RMR Inc.

The class A common stock and class B-1 common stock of RMR Inc. share ratably as a single class in dividends and other distributions of RMR Inc. when and if declared by the board of directors of RMR Inc. and have the same rights in a liquidation of RMR Inc. The class B-1 common stock of RMR Inc. is convertible into class A common stock of RMR Inc. on a 1:1 basis. The class A common stock of RMR Inc. has one vote per share. The class B-1 common stock of RMR Inc. has 10 votes per share. The class B-2 common stock of RMR Inc. has no economic interest in RMR Inc., but has 10 votes per share and is paired with the class A membership units of RMR LLC owned by RMR Trust. The class A membership units of RMR LLC owned by RMR Trust are required to be redeemed by RMR LLC upon request by RMR Trust for class A common stock of RMR Inc. on a 1:1 basis, or if RMR Inc. elects, cash. Under the governing documents of RMR Inc., upon the redemption of a class A membership unit of RMR LLC, the class B-2 common stock of RMR Inc. “paired” with an equal member of class A membership units are cancelled for no additional consideration.

As part of the Up-C Transaction and concurrently with entering the transaction agreements, on June 5, 2015:

•

We entered an amended and restated business management agreement with RMR LLC, and an amended and restated property management agreement with RMR LLC. The amendments made by these agreements are described below in this Note under “Amendment and Restatement of Management Agreements with RMR LLC.” Each Other REIT also entered amended and restated business and property management agreements with RMR LLC which made similar amendments to their management agreements with RMR LLC.

•

We entered a registration rights agreement with RMR Inc. covering the class A common stock of RMR Inc. that we received in the Up-C Transaction, pursuant to which we received demand and piggyback registration rights, subject to certain limitations. Each Other REIT entered into a similar registration rights agreement with RMR Inc.

•

We entered into a lock up and registration rights agreement with RMR Trust and Barry and Adam Portnoy pursuant to which RMR Trust and Barry and Adam Portnoy agreed not to transfer the 700,000 common shares RMR Trust received in the Up-C Transaction for a period of 10 years and we granted them certain registration rights, subject to certain limited exceptions. Each Other REIT also entered into a similar lock up and registration rights agreement with RMR Trust and Barry and Adam Portnoy.

As a result of the Up-C Transaction: RMR LLC became a subsidiary of RMR Inc.; RMR Inc. became the managing member of RMR LLC; through our ownership of class A common stock of RMR Inc., we currently have an indirect 5.0% economic interest in RMR LLC; through their ownership of class A common stock of RMR Inc., HPT, SIR and SNH currently have an indirect 16.2%, 10.2% and 17.0%, economic interest in RMR LLC, respectively; and RMR Trust through its ownership of 1,000,000 shares of class B-1 common stock of RMR Inc., 15,000,000 shares of class B-2 common stock of RMR Inc. and 15,000,000 class A membership units of RMR LLC currently directly and indirectly has a 51.6% economic interest in RMR LLC and controls 91.4% of the voting power of outstanding capital stock of RMR Inc.

Pursuant to the transaction agreements, we and each Other REIT agreed to distribute approximately half of the shares of class A common stock of RMR Inc. received in the Up-C Transaction to our respective shareholders as a special distribution, and RMR Inc. agreed to facilitate this distribution by filing a registration statement with the SEC to

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(unaudited)

register the shares of class A common stock of RMR Inc. to be distributed and by seeking a listing of those shares on a national stock exchange upon the registration statement being declared effective by the SEC.  The distribution of class A common stock of RMR Inc. that we and the Other REITs have agreed to make to our and the Other REITs’ shareholders will be made only after a registration statement, including a prospectus, is declared effective by the SEC.

Amendment and Restatement of Management Agreements with RMR LLC: As part of the Up-C Transaction, on June 5, 2015, we and RMR LLC entered into an amended and restated business management agreement, or the amended business management agreement, which amended and restated our previous business management agreement with RMR LLC, and an amended and restated property management agreement, or the amended property management agreement, which amended and restated our previous property management agreement with RMR LLC. Our amended business management agreement and amended property management agreement are referred to together in this Note as our amended management agreements. Our amended management agreements were effective as of June 5, 2015.

Our amended management agreements have terms that end on December 31, 2035, and automatically extend on December 31st of each year for an additional year, so that the terms of the agreements thereafter end on the 20th anniversary of the date of the extension. We have the right to terminate each amended management agreement: (i) at any time on 60 days’ written notice for convenience, (ii) immediately upon written notice for cause, as defined therein, (iii) on 60 days’ written notice given within 60 days after the end of any calendar year for a performance reason, as defined therein, and (iv) by written notice during the 12 months following a change of control of RMR LLC, as defined therein. RMR LLC has the right to terminate the amended management agreements for good reason, as defined therein.

If we terminate one or both of our amended management agreements for convenience, or if RMR LLC terminates one or both of our amended management agreements for good reason, we have agreed to pay RMR LLC a termination fee in an amount equal to the sum of the present values of the monthly future fees, as defined therein, for the terminated amended management agreement(s) for the remaining term. If we terminate one or both of our amended management agreements for a performance reason, as defined therein, we have agreed to pay RMR LLC the termination fee calculated as described above, but assuming a remaining term of 10 years.    We are not required to pay any termination fee if we terminate our amended management agreements for cause or as a result of a change of control of RMR LLC.

Accounting for Investment in RMR Inc.: On June 5, 2015, we acquired 1,541,201 shares of class A common stock, or 9.6%, of RMR Inc. for $17,462.  We have concluded, for accounting purposes, that the consideration paid for this investment in RMR Inc.’s shares of class A common stock represented a discount to the fair value of these shares.  We account for this investment under the cost method of accounting and have recorded this investment at fair value of $39,833 as of June 5, 2015 using Level 3 inputs as defined in the fair value hierarchy under GAAP.  As a result, we have recorded other liabilities of $22,371.  Our investment is included in other assets in our condensed consolidated balance sheet and the carrying value of our investment is $42,384, including transaction costs as of June 30, 2015.  The other liabilities for these securities is included in accounts payable and other liabilities in our condensed consolidated balance sheet and is being amortized on a straight line basis over the 20 year life of the business and property management agreements with RMR LLC as an allocated reduction to business management fees and property management fees, which are included in general and administrative and other operating expenses, respectively, in our condensed consolidated statements of comprehensive income.  Amortization of the other liabilities, included in general and administrative expense and other operating expenses for the three months ended June 30, 2015, totaled $36 and $29, respectively.

RMR LLC Management Fees and Reimbursements: We recognized business management fees of $2,512 and $2,534 for the three months ended June 30, 2015 and 2014, respectively, and $5,073 and $4,935 for the six months ended June 30, 2015 and 2014, respectively. The business management fees we recognized for the 2015 and 2014 periods are included in general and administrative expenses in our condensed consolidated financial statements.  In accordance with the terms of our previous business management agreement, we issued 23,222 and 16,318 of our common shares to RMR LLC for the six months ended June 30, 2015 and 2014, respectively, as payment for portions of

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(unaudited)

the base business management fees we recognized for those periods.    Our amended business management agreement requires that 100% of the management fee due to RMR LLC be paid by us in cash.

Pursuant to our property management agreement with RMR LLC, the property management fees, including construction supervision fees, we recognized were $1,887 and $1,985 for the three months ended June 30, 2015 and 2014, respectively and $3,902 and $3,939 for the six months ended June 30, 2015 and 2014, respectively. These amounts are included in operating expenses or have been capitalized, as appropriate, in our condensed consolidated financial statements.

Pursuant to our previous and amended management agreements with RMR LLC, we are responsible for paying all of the property level operating costs which costs are generally incorporated into rents charged to our tenants, including certain payroll and related costs incurred by RMR LLC.  The total of those property management related reimbursements paid to RMR LLC for the three months ended June 30, 2015 and 2014 were $2,128 and $2,264 respectively, and $5,233 and $3,936 for the six months ended June 30, 2015 and 2014, respectively, and these amounts are included in property operating expenses in our condensed consolidated financial statements for these periods.  In addition, we have historically awarded share grants to certain RMR LLC employees under our equity compensation plan and we accrue estimated amounts for such share grants based upon historical practices throughout the year.  The amounts accrued for share grants to RMR LLC employees were $57 and $80, for the three months ended June 30, 2015 and 2014, respectively, and $313 and $349 for the six months ended June 30, 2015 and 2014, respectively, and these amounts are included in our general and administrative expenses for these periods.

Leases with RMR LLC: We lease office space to RMR LLC in certain of our properties for its property management offices.  Pursuant to our lease agreements with RMR LLC, we earned rental income from RMR LLC for leased office space of approximately $153 and $14 for the three months ended June 30, 2015 and 2014, respectively, and approximately $167 and $33 for the six months ended June 30, 2015 and 2014, respectively.

SIR:  On February 28, 2015, we entered into a share purchase agreement, or the GOV Purchase Agreement, with Lakewood Capital Partners, LP, or Lakewood, the other persons who are members of a group with Lakewood, or, together with Lakewood, the Lakewood Parties, and, for the purpose of specified sections, SIR, pursuant to which, on March 4, 2015, we acquired 3,418,421 common shares of SIR from Lakewood for a cash purchase price equal to approximately $95,203.  On February 28, 2015, the SIR common shares that we acquired pursuant to the GOV Purchase Agreement represented approximately 3.9% of SIR’s outstanding common shares.  We funded our acquisition of these SIR common shares with cash on hand and borrowings under our revolving credit facility.  After this purchase and as of June 30, 2015, we owned 24,918,421 SIR common shares, or approximately 27.9% of SIR’s total outstanding common shares.

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

On February 28, 2015, our Managing Trustees, Messrs. Barry and Adam Portnoy, entered into separate share purchase agreements with the Lakewood Parties, with provisions similar to the GOV Purchase Agreement, including the per share purchase price, pursuant to which, on March 4, 2015, Messrs. Barry Portnoy and Adam Portnoy acquired 107,606 and 87,606 SIR common shares, respectively, from Lakewood and, on March 5, 2015, Messrs. Barry Portnoy and Adam Portnoy acquired 2,429 and 2,429 SIR common shares, respectively, from Mr. William H. Lenehan, one of the Lakewood Parties.  Concurrently with entering into the agreements among us, Messrs. Barry Portnoy and Adam Portnoy and the Lakewood Parties, Lakewood withdrew its nomination of Mr. Lenehan for election to SIR’s board of trustees at SIR’s 2015 annual meeting of shareholders.

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(unaudited)

AIC:  As of June 30, 2015, our investment in Affiliates Insurance Company, or AIC, an Indiana insurance company, had a carrying value of $7,022, which amount is included in other assets on our condensed consolidated balance sheet.  We recognized income of $22 and $118 related to our investment in AIC for the three months ended June 30, 2015 and 2014, respectively, and $95 and $21 for the six months ended June 30, 2015 and 2014, respectively.  Our other comprehensive income includes unrealized gains (losses) on securities held for sale which are owned by AIC of ($64) and $22 for the three months ended June 30, 2015 and 2014, respectively, and ($19) and $41 for the six months ended June 30, 2015 and 2014, respectively.

In June 2015, we and the other shareholders of AIC renewed our participation in an insurance program arranged by AIC.  In connection with that renewal, we purchased a three year combined property insurance policy providing $500,000 of coverage annually with the premium to be paid annually and a one year combined policy providing terrorism coverage of $200,000 for our properties which policies were arranged by AIC.  We currently expect to pay aggregate annual premiums, including taxes and fees, of approximately $1,282 in connection with these policies for the policy year ending June 30, 2016, and this amount may be adjusted from time to time as we acquire and dispose of properties that are included in this insurance program.

Note 11.   Equity Investment in Select Income REIT

As described in Notes 8 and 10, as of June 30, 2015, we owned 24,918,421, or approximately 27.9%, of the then outstanding SIR common shares.  SIR is a REIT that is primarily focused on owning and investing in net leased, single tenant properties.

We account for our investment in SIR under the equity method. Under the equity method, we record our proportionate share of SIR’s net income as equity in earnings of an investee in our condensed consolidated statements of comprehensive income. For the three and six months ended June 30, 2015, we recorded $8,249 and $10,425 of equity in the earnings of SIR, respectively.

During the three and six months ended June 30, 2015, SIR issued 915,853 and 29,368,890 common shares, respectively.  We recognized a loss on issuance of shares by SIR of $1,353 and $42,124, respectively, during the three and six months ended June 30, 2015 as a result of the per share issuance price of these SIR common shares being below the average per share carrying value of our SIR common shares.

We periodically evaluate our equity investment in SIR for possible indicators of other than temporary impairment whenever events or changes in circumstances indicate the carrying amount of the investment might not be recoverable. These indicators may include the length of time and the extent to which the market value of our investment is below our carrying value, the financial condition of SIR, our intent and ability to be a long term holder of the investment and other considerations. If the decline in fair value is judged to be other than temporary, we record an impairment charge to adjust the basis of the investment to its estimated fair value.  In performing our periodic evaluation of other than temporary impairment of our investment in SIR as of June 30, 2015, we determined, based on the length of time and the extent to which the market value of our SIR investment has been below our carrying value, that the decline in fair value is other than temporary.  Accordingly, we recorded a $203,297 loss on impairment to reduce the carrying value of our SIR investment to its estimated fair value of $514,316 as of June 30, 2015.  We estimated fair value using the closing price of SIR common shares on the NYSE on that day.

The cost of our investments in SIR exceeded our proportionate share of SIR’s total shareholders’ equity book value on their dates of acquisition by an aggregate of $166,272. As required under GAAP, we were amortizing this difference to equity in earnings of investees over the average remaining useful lives of the real estate assets and intangible assets and liabilities owned by SIR as of the respective dates of our acquisition.  This amortization decreased our equity in the earnings of SIR by $2,177 and $4,742 for the three and six months ended June 30, 2015, respectively.  Our recording the impairment charge has resulted in the carrying value of our SIR investment to be less than our proportionate share of SIR’s total shareholders’ book equity as of June 30, 2015.  As a result, the previous basis

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(unaudited)

difference was eliminated and, as of June 30, 2015, a basis difference of ($95,089) will be amortized to earnings over the estimated remaining useful lives of the real estate assets and intangible assets and liabilities owned by SIR.

During the three and six months ended June 30, 2015, we received cash distributions from SIR totaling $8,582 and $22,112, respectively.

The following summarized financial data of SIR as reported in SIR’s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2015, or the SIR Quarterly Report, includes the results of operations for periods prior to July 9, 2014 (the date on which we acquired our initial interest in SIR). References in our financial statements to the SIR Quarterly Report are included as references to the source of the data only, and the information in the SIR Quarterly Report is not incorporated by reference into our financial statements.

Condensed Consolidated Balance Sheets:

	June 30,	December 31,
	2015	2014
Real estate properties, net	$3,883,995	$1,772,510
Acquired real estate leases, net	503,484	120,700
Cash and cash equivalents	22,709	13,504
Rents receivable, net	82,043	68,385
Other assets, net	129,186	18,132
Total assets	$4,621,417	$1,993,231

Revolving credit facility	$143,000	$77,000
Term loan	350,000	350,000
Senior notes	1,434,560	-
Mortgage notes payable	287,138	18,816
Assumed real estate lease obligations, net	89,842	26,475
Other liabilities	129,124	40,493
Noncontrolling interest	3,323	-
Shareholders' equity	2,184,430	1,480,447
Total liabilities and shareholders' equity	$4,621,417	$1,993,231

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(unaudited)

Condensed Consolidated Statements of Income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Rental income	$92,166	$48,465	$172,644	$93,528
Tenant reimbursements and other income	15,048	8,092	28,985	16,057
Total revenues	107,214	56,557	201,629	109,585

Operating expenses	18,820	9,985	36,184	19,964
Depreciation and amortization	32,390	10,495	57,109	19,789
Acquisition related costs	779	136	21,318	374
General and administrative	6,368	2,198	13,160	7,374
Total expenses	58,357	22,814	127,771	47,501
Operating income	48,857	33,743	73,858	62,084

Interest expense	(19,497)	(3,634)	(33,676)	(6,992)
Gain (loss) on early extinguishment of debt	—	—	(6,845)	243
Income before income tax expense and equity in earnings of an investee	29,360	30,109	33,337	55,335
Income tax expense	(195)	(19)	(226)	(90)
Equity in earnings of an investee	23	118	95	21
Net income	29,188	30,208	33,206	55,266
Net income allocated to noncontrolling interest	(48)	-	(89)	-
Net income attributed to SIR	$29,140	$30,208	$33,117	$55,266

Weighted average common shares outstanding (basic)	88,617	54,136	84,078	51,991
Weighted average common shares outstanding (diluted)	88,631	54,190	84,090	52,071
Basic and diluted net income attributed to SIR per common share	$0.33	$0.56	$0.39	$1.06

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(unaudited)

Note 12.   Segment Information

We operate in two separate reportable business segments: ownership of properties that are primarily leased to government tenants and our equity method investment in SIR.

	Three months ended June 30, 2015
	Investment	Investment
	in Real Estate	in SIR	Corporate	Consolidated
Rental income	$62,113	$—	$—	$62,113

Expenses:
Real estate taxes	7,674	—	—	7,674
Utility expenses	4,023	—	—	4,023
Other operating expenses	12,168	—	—	12,168
Depreciation and amortization	17,299	—	—	17,299
Acquisition related costs	183	—	—	183
General and administrative	—	—	3,713	3,713
Total expenses	41,347	—	3,713	45,060

Operating income (loss)	20,766	—	(3,713)	17,053
Interest and other income	—	—	—	—
Interest expense	(2,282)	—	(7,173)	(9,455)
Loss on issuance of shares by SIR	—	(1,353)	—	(1,353)
Loss on impairment of SIR investment	—	(203,297)	—	(203,297)
Income (loss) from continuing operations before income taxes and
equity in earnings of investees	18,484	(204,650)	(10,886)	(197,052)
Income tax expense	—	—	(32)	(32)
Equity in earnings of investees	—	6,072	22	6,094
Income (loss) from continuing operations	18,484	(198,578)	(10,896)	(190,990)
Loss from discontinued operations	(173)	—	—	(173)
Net income (loss)	$18,311	$(198,578)	$(10,896)	$(191,163)

	Six months ended June 30, 2015
	Investment	Investment
	in Real Estate	in SIR	Corporate	Consolidated
Rental income	$124,772	$—	$—	$124,772

Expenses:
Real estate taxes	15,084	—	—	15,084
Utility expenses	8,594	—	—	8,594
Other operating expenses	24,378	—	—	24,378
Depreciation and amortization	34,514	—	—	34,514
Acquisition related costs	189	—	—	189
General and administrative	—	—	7,717	7,717
Total expenses	82,759	—	7,717	90,476

Operating income (loss)	42,013	—	(7,717)	34,296
Interest and other income	—	—	12	12
Interest expense	(14,208)	—	(4,549)	(18,757)
Loss on issuance of shares by SIR	—	(42,124)	—	(42,124)
Loss on impairment of SIR investment	—	(203,297)	—	(203,297)
Income (loss) from continuing operations before income taxes and
equity in earnings of investees	27,805	(245,421)	(12,254)	(229,870)
Income tax expense	—	—	(62)	(62)
Equity in earnings of an investee	—	5,683	95	5,778
Income (loss) from continuing operations	27,805	(239,738)	(12,221)	(224,154)
Loss from discontinued operations	(379)	—	—	(379)
Net income (loss)	$27,426	$(239,738)	$(12,221)	$(224,533)

	As of June 30, 2015
	Investment	Investment
	in Real Estate	in SIR	Corporate	Consolidated
Total Assets	$1,654,104	$514,316	$69,155	$2,237,575

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(unaudited)

	Three months ended June 30, 2014
	Investment	Investment
	in Real Estate	in SIR	Corporate	Consolidated
Rental income	$62,428	$—	$—	$62,428

Expenses:
Real estate taxes	7,166	—	—	7,166
Utility expenses	4,049	—	—	4,049
Other operating expenses	10,860	—	—	10,860
Depreciation and amortization	16,191	—	—	16,191
Acquisition related costs	671	—	—	671
General and administrative	—	—	4,111	4,111
Total expenses	38,937	—	4,111	43,048

Operating income (loss)	23,491	—	(4,111)	19,380
Interest and other income	—	—	8	8
Interest expense	(1,848)	—	(3,310)	(5,158)
Income (loss) from continuing operations before income taxes and
equity in earnings of investees	21,643	—	(7,413)	14,230
Income tax expense	—	—	(101)	(101)
Equity in earnings of an investee	—	—	118	118
Income (loss) from continuing operations	21,643	—	(7,396)	14,247
Income from discontinued operations	361	—	—	361
Net income (loss)	$22,004	$—	$(7,396)	$14,608

	Six months ended June 30, 2014
	Investment	Investment
	in Real Estate	in SIR	Corporate	Consolidated
Rental income	$122,248	$—	$—	$122,248

Expenses:
Real estate taxes	13,978	—	—	13,978
Utility expenses	9,745	—	—	9,745
Other operating expenses	21,901	—	—	21,901
Depreciation and amortization	31,618	—	—	31,618
Acquisition related costs	1,180	—	—	1,180
General and administrative	—	—	7,208	7,208
Total expenses	78,422	—	7,208	85,630

Operating income (loss)	43,826	—	(7,208)	36,618
Interest and other income	—	—	58	58
Interest expense	(3,175)	—	(6,510)	(9,685)
Income (loss) from continuing operations before income taxes and
equity in earnings of investees	40,651	—	(13,660)	26,991
Income tax expense	—	—	(123)	(123)
Equity in earnings of an investee	—	—	21	21
Income (loss) from continuing operations	40,651	—	(13,762)	26,889
Income from discontinued operations	2,909	—	—	2,909
Net income (loss)	$43,560	—	$(13,762)	$29,798

	As of December 31, 2014
	Investment	Investment
	in Real Estate	in SIR	Corporate	Consolidated
Total Assets	$1,714,130	$680,137	$33,348	$2,427,615

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with our financial statements and accompanying notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2014, or our Annual Report.

OVERVIEW

We are a real estate investment trust, or REIT, organized under Maryland law. As of June 30, 2015, we owned 71 properties (91 buildings), excluding one property (one building) classified as discontinued operations.  Our properties are located in 31 states and the District of Columbia and contain approximately 10.7 million rentable square feet, of which 64.2% was leased to the U.S. Government, 20.2% was leased to 12 state governments, 1.7% was leased to the United Nations, an international intergovernmental organization, 8.2% was leased to various non-governmental organizations and 5.7% was available for lease. The U.S. Government, 12 state governments and the United Nations combined were responsible for 92.8% and 93.0% of our annualized rental income, as calculated below, as of June 30, 2015 and 2014, respectively.

As of June 30, 2015, we also owned 24,918,421 common shares, or approximately 27.9% of the outstanding common shares, of Select Income REIT, or SIR. SIR is a REIT that is primarily focused on owning and investing in net leased, single tenant properties.  See Notes 10 and 11 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information regarding our investment in SIR. We account for our investment in SIR under the equity method.

Property Operations

As of June 30, 2015, excluding one property (one building) classified as discontinued operations, 94.3% of our rentable square feet was leased, compared to 95.5% of our rentable square feet as of June 30, 2015.  Occupancy data for our properties as of June 30, 2015 and 2014 is as follows (square feet in thousands):

			Comparable
	All Properties(1)		Properties(2)
	June 30,		June 30,
	2015	2014	2015	2014
Total properties	71	71	67	67
Total buildings	91	91	86	86
Total square feet(3)	10,699	10,970	9,969	9,969
Percent leased(4)	94.3%	95.5%	94.0%	95.1%

(1)	Based on properties we owned on June 30, 2015 and excludes one property (one building) classified as discontinued operations.
(2)

Based on properties we owned on June 30, 2015 and which we owned continuously since January 1, 2014, and excludes one property (one building) classified as discontinued operations.  Our comparable properties increased from 63 properties (79 buildings) at June 30, 2014 as a result of our acquisition of five properties (eight buildings) during the year ended December 31, 2013 and the sale of one property (one building) from continuing operations during the six months ended June 30, 2015.

(3)	Total square footage declined due to our sale of a property in February 2015.
(4)

Percent leased includes (i) space being fitted out for tenant occupancy pursuant to our lease agreements, if any, and (ii) space which is leased, but is not occupied or is being offered for sublease by tenants, if any, as of the measurement date.

The average annualized effective rental rate per square foot for our properties for the three and six months ended June 30, 2015 and 2014 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Average annualized effective rental rate per square foot(1):
All properties(2)	$24.79	$24.79	$24.60	$24.63
Comparable properties(3)	$24.71	$24.52	$24.21	$24.46

(1)

Average annualized effective rental rate per square foot represents annualized total rental income during the period specified divided by the average rentable square feet leased during the period specified. Excludes one property (one building) classified as discontinued operations.

(2)	Based on properties we owned on June 30, 2015 and excludes one property (one building) classified as discontinued operations.
(3)

Based on properties we owned on June 30, 2015 and which we owned continuously since April 1, 2014 and January 1, 2014, respectively, and excludes one property (one building) classified as discontinued operations.

During the three and six months ended June 30, 2015 changes in rentable square feet leased and available for lease at our properties, excluding one property (one building) classified as discontinued operations, were as follows:

	Three Months Ended June 30, 2015			Six Months Ended June 30, 2015
		Available			Available
	Leased	for Lease	Total	Leased	for Lease	Total
Beginning of period	10,146,123	553,120	10,699,243	10,473,975	562,768	11,036,743
Changes resulting from:
Acquisition of properties	—	—	—	—	—	—
Disposition of a property	—	—	—	(337,500)	—	(337,500)
Lease expirations	(370,356)	370,356	—	(443,686)	443,686	—
Lease renewals(1)	288,968	(288,968)	—	351,099	(351,099)	—
New leases(1)	27,155	(27,155)	—	48,002	(48,002)	—
Remeasurements(2)	—	121	121	—	121	121
End of period	10,091,890	607,474	10,699,364	10,091,890	607,474	10,699,364

(1)	Based on leases entered into during the three and six months ended June 30, 2015, respectively.
(2)	Square feet measurements are subject to modest changes when space is re-measured or re-configured for tenants.

Leases at our properties, excluding one property (one building) classified as discontinued operations, totaling 370,356 and 443,686 rentable square feet expired during the three and six months ended June 30, 2015, respectively.  During the three and six months ended June 30, 2015 we entered into leases totaling 316,123 and 399,101 rentable square feet, respectively, which includes lease renewals of 288,968 and 351,099 rentable square feet, respectively.  The weighted (by rentable square feet) average rental rates for leases of 274,251 and 282,436 rentable square feet entered into with government tenants during the three and six months ended June 30, 2015 increased by 1.7% and 1.1%, respectively, when compared to the weighted (by rentable square feet) average prior rents for the same space. The weighted (by rentable square feet) average rental rates for leases of 41,872 and 116,665 rentable square feet entered into with non-government tenants during the three and six months ended June 30, 2015 increased by 3.2% and decreased by 2.5%, respectively, when compared to the weighted (by rentable square feet) average rental rates previously charged for the same space or, in the case of space acquired vacant, market rental rates for similar space in the building at the date of acquisition.

During the three and six months ended June 30, 2015, changes in effective rental rates per square foot achieved for new leases and lease renewals that commenced during the three and six months ended June 30, 2015, when compared to prior effective rental rates per square foot in effect for the same space (and excluding space acquired vacant) were as follows:

	Three Months Ended June 30, 2015			Six Months Ended June 30, 2015
	Old Effective	New Effective		Old Effective	New Effective
	Rent Per	Rent Per	Rentable	Rent Per	Rent Per	Rentable
	Square Foot(1)	Square Foot(1)	Square Feet	Square Foot(1)	Square Foot(1)	Square Feet
New leases	$21.36	$21.72	27,155	$24.47	$19.50	48,002
Lease renewals	$19.47	$19.92	288,968	$20.43	$20.58	351,099
Total leasing activity	$19.62	$20.06	316,123	$20.90	$20.46	399,101

(1)

Effective rental rate includes contractual base rents from our tenants pursuant to our lease agreements, plus straight line rent adjustments and estimated expense reimbursements to be paid to us, and excluding lease value amortization.

During the three and six months ended June 30, 2015, commitments made for expenditures, such as tenant improvements and leasing costs, in connection with leasing space at our properties were as follows:

	Government	Non-Government
Three Months Ended June 30, 2015	Leases	Leases	Total
Rentable square feet leased during the period	274,251	41,872	316,123
Tenant leasing costs and concession commitments (in 000’s) (1)	$4,012	$1,225	$5,237
Tenant leasing costs and concession commitments per rentable square foot(1)	$14.63	$29.26	$16.57
Weighted (by square feet) average lease term (years)	11.7	6.2	10.9
Total leasing costs and concession commitments per rentable square foot per year(1)	$1.26	$4.74	$1.52

	Government	Non-Government
Six Months Ended June 30, 2015	Leases	Leases	Total
Rentable square feet leased during the period	282,436	116,665	399,101
Tenant leasing costs and concession commitments (in 000’s) (1)	$4,236	$3,247	$7,483
Tenant leasing costs and concession commitments per rentable square foot(1)	$15.00	$27.83	$18.75
Weighted (by square feet) average lease term (years)	11.5	7.2	10.2
Total leasing costs and concession commitments per rentable square foot per year(1)	$1.31	$3.85	$1.83

(1)	Includes commitments made for leasing expenditures and concessions, such as tenant improvements, leasing commissions, tenant reimbursements and free rent.

During the three and six months ended June 30, 2015 and 2014, amounts capitalized at our properties, excluding properties classified as discontinued operations, for tenant improvements, leasing costs, building improvements and development and redevelopment activities were as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Tenant improvements(1)	$1,506	$1,572	$2,826	$3,525
Leasing costs(2)	$1,786	$733	$2,437	$1,002
Building improvements(3)	$1,193	$891	$1,941	$2,995
Development, redevelopment and other activities(4)	$221	$902	$221	$1,001

(1)	Tenant improvements include capital expenditures used to improve tenants’ space or amounts paid directly to tenants to improve their space.
(2)	Leasing costs include leasing related costs, such as brokerage commissions and other tenant inducements.
(3)	Building improvements generally include expenditures to replace obsolete building components and expenditures that extend the useful life of existing assets.
(4)

Development, redevelopment and other activities generally include (i) major capital expenditures that are identified at the time of a property acquisition and incurred within a short time period after acquiring the property, and (ii) major capital expenditure projects that reposition a property or result in new sources of revenue.

According to Jones Lang LaSalle (JLL): after a slow first quarter of 2015, commercial real estate market fundamentals made a significant rebound by the close of the second quarter, with commercial leasing activity reaching its highest level in two years.  We believe that current government budgetary pressures may cause an increased demand for leased space by government tenants, as opposed to governments acquiring buildings or constructing new buildings. However, these same budgetary pressures could also result in a decrease in government employment, government tenants improving their space utilization or consolidation into existing government owned properties, thereby reducing the demand for government leased space. Our historical experience with respect to properties of the type we own that are majority leased to government tenants has been that government tenants frequently renew leases to avoid the costs and disruptions that may result from relocating their operations. However, relocation could become more prevalent if efforts by government tenants to improve their space utilization require significant reconfiguration of currently leased space. Accordingly, we are unable to reasonably project what the financial impact of market conditions or changing government financial circumstances will be on our financial results for future periods.

As of June 30, 2015, excluding one property (one building) classified as discontinued operations, we had leases totaling 871,359 rentable square feet that were scheduled to expire through June 30, 2016. As of July 28, 2015, tenants with leases totaling 190,044 rentable square feet, that are scheduled to expire through June 30, 2016, have notified us that they do not plan to renew their leases upon expiration and we can provide no assurance as to whether additional tenants may or may not renew their leases upon expiration. Based upon current market conditions and tenant negotiations for leases scheduled to expire through June 30, 2016, we expect that the rental rates we are likely to achieve on new or renewed leases for space under expiring leases through June 30, 2016 will, in the aggregate and on a weighted (by annualized revenues) average basis, be slightly higher than the rates currently being paid, thereby generally resulting in higher revenue from the same space. However, we can provide no assurance that the rental rates we expect will occur or that we will not experience material declines in our rental income due to vacancies upon lease expirations. Prevailing market conditions and government tenants' needs at the time we negotiate our leases will generally determine rental rates and demand for leased space in our properties; and market conditions and government tenants' needs are beyond our control. As of June 30, 2015, lease expirations at our properties, excluding one property (one building) classified as discontinued operations, by year are as follows (dollars in thousands):

	Number	Expirations			Annualized
	of	of Leased		Cumulative	Rental		Cumulative
	Tenants	Square	Percent	Percent	Income	Percent	Percent
Year(1)	Expiring	Feet(2)	of Total	of Total	Expiring(3)	of Total	of Total
2015	36	472,930	4.7%	4.7%	$8,745	3.6%	3.6%
2016	42	1,034,356	10.2%	14.9%	35,391	14.7%	18.3%
2017	37	670,504	6.6%	21.5%	13,930	5.8%	24.1%
2018	39	1,160,424	11.5%	33.0%	31,730	13.2%	37.3%
2019	34	1,861,354	18.4%	51.4%	46,416	19.3%	56.6%
2020	27	1,285,260	12.7%	64.1%	30,733	12.8%	69.4%
2021	14	868,670	8.6%	72.7%	16,847	7.0%	76.4%
2022	11	693,583	6.9%	79.6%	14,921	6.2%	82.6%
2023	11	537,910	5.3%	84.9%	12,403	5.1%	87.7%
2024 and thereafter	23	1,506,899	15.1%	100.0%	29,858	12.3%	100.0%
Total	274	10,091,890	100.0%		$240,974	100.0%

Weighted average remaining lease term (in years)		5.0			4.7

(1)

The year of lease expiration is pursuant to current contract terms. Some government tenants have the right to vacate their space before the stated expirations of their leases. As of June 30, 2015, government tenants occupying approximately 8.4% of our rentable square feet and responsible for approximately 7.5% of our annualized rental income as of June 30, 2015 have currently exercisable rights to terminate their leases before the stated terms of their leases expire. Also in 2015,  2016,  2017,  2018,  2019,  2020,  2022 and 2023, early termination rights become exercisable by other tenants who currently occupy an additional approximately 2.3%, 4.9%, 3.2%, 1.2%, 4.7%, 2.9%, 2.1% and 1.4% of our rentable square feet, respectively, and contribute an additional approximately 0.7%, 4.9%, 2.6%, 1.4%, 5.2%, 2.9%, 1.4% and 1.2% of our annualized rental income, respectively, as of June 30, 2015. In addition, as of June 30, 2015, 14 of our government tenants have currently exercisable rights to terminate their leases if their respective legislature or other funding authority does not appropriate rent amounts in their respective annual budgets. These 14 tenants occupy approximately 14.5% of our rentable square feet and contribute approximately 15.3% of our annualized rental income as of June 30, 2015.

(2)

Leased square feet is pursuant to leases existing as of June 30, 2015, and includes (i) space being fitted out for tenant occupancy pursuant to our lease agreements, if any, and (ii) space which is leased, but is not occupied or is being offered for sublease by tenants, if any.

(3)

Annualized rental income is calculated using the annualized contractual base rents from our tenants pursuant to our lease agreements as of June 30, 2015, plus straight line rent adjustments and estimated recurring expense reimbursements to be paid to us, and excluding lease value amortization.

Acquisition and Disposition Activities (dollar amounts in thousands)

In June 2015, we entered into an agreement to acquire an office property (one building) located in Greensburg, PA with 82,889 rentable square feet for a purchase price of $14,300, excluding acquisition costs.  The property is 100% leased to the Commonwealth of Pennsylvania. Also, in July 2015, we entered into an agreement to acquire an office property (one building) located in Braintree, MA for $11,700, excluding acquisition costs.  This property is 100% leased to the Commonwealth of Massachusetts.  These pending acquisitions are subject to closing conditions; accordingly, we can provide no assurance that we will acquire these properties or that these acquisitions will not be delayed or that the acquisition terms will not change.

In February 2015, one of our U.S. Government tenants exercised its option to acquire the office property (one building) it leased from us located in Riverdale, MD with 337,500 rentable square feet. The sales price was $30,600, excluding closing costs.

In May 2015, we began marketing for sale an office property (one building) located in Savannah, GA with 35,228 rentable square feet and a net book value of $3,072 as of June 30, 2015.

In April 2014, we entered into an agreement to sell an office property (one building) located in Falls Church, VA with 164,746 rentable square feet and a net book value of $12,282 at June 30, 2015.   In May 2015, this agreement was terminated.  In July 2015, we entered into an agreement to sell this property to a different purchaser.  The contract sales price is $16,500, excluding closing costs.  The closing of this sale is currently expected to occur before year end 2015.  However, this sale is subject to conditions, and we can provide no assurance that we will sell this property or that this sale will not be delayed or that its terms will not change.

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

On June 5, 2015, we acquired 1,541,201 shares of Reit Management & Research Inc., or RMR Inc., for $17,462, excluding transaction costs. As payment for the RMR Inc. shares, we issued 700,000 of our common shares valued at $13,545 and paid the remainder of the purchase price in cash. Through our acquisition of the RMR Inc. shares, we indirectly acquired an economic ownership of 5.0% of our manager, Reit Management & Research LLC, or RMR LLC.  We have agreed to distribute approximately half of the RMR Inc. shares we acquired to our shareholders as a special distribution, and RMR Inc. agreed to facilitate this distribution by filing a registration statement with the Securities and Exchange Commission, or the SEC, to register those shares to be distributed and by seeking a listing of those shares on a national stock exchange.  We will not distribute our RMR Inc. shares until such a registration statement is declared effective by the SEC.

For more information about these transactions, see Notes 9, 10, and 11 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which are incorporated herein by reference.

RESULTS OF OPERATIONS (amounts in thousands, except per share amounts)

Three Months Ended June 30, 2015, Compared to Three Months Ended June 30, 2014

					Acquired Properties Results(2)		Disposed Property Results(3)
	Comparable Properties Results(1)				Three Months Ended		Three Months Ended		Consolidated Results
	Three Months Ended June 30,				June 30,		June 30,		Three Months Ended June 30,
			$	%							$	%
	2015	2014	Change	Change	2015	2014	2015	2014	2015	2014	Change	Change

Rental income	$57,981	$58,444	$(463)	(0.8)%	$4,132	$1,517	$—	$2,467	$62,113	$62,428	$(315)	(0.5)%
Operating expenses:
Real estate taxes	7,258	6,675	583	8.7%	405	140	11	351	7,674	7,166	508	7.1%
Utility expenses	3,829	3,964	(135)	(3.4)%	94	42	100	43	4,023	4,049	(26)	(0.6)%
Other operating expenses	11,404	10,375	1,029	9.9%	786	149	(22)	336	12,168	10,860	1,308	12.0%
Total operating expenses	22,491	21,014	1,477	7.0%	1,285	331	89	730	23,865	22,075	1,790	8.1%
Net operating income(4)	$35,490	$37,430	$(1,940)	(5.2)%	$2,847	$1,186	$(89)	$1,737	38,248	40,353	(2,105)	(5.2)%

Other expenses:
Depreciation and amortization									17,299	16,191	1,108	6.8%
Acquisition related costs									183	671	(488)	(72.7)%
General and administrative									3,713	4,111	(398)	(9.7)%
Total other expenses									21,195	20,973	222	1.1%
Operating income									17,053	19,380	(2,327)	(12.0)%
Interest and other income									—	8	(8)	(100)%
Interest expense (including net amortization of debt premiums and discounts and deferred financing fees of $328 and $223, respectively)									(9,455)	(5,158)	(4,297)	83.3%
Loss on issuance of shares by SIR									(1,353)	—	(1,353)	nm
Loss on impairment of SIR investment									(203,297)	—	(203,297)	nm
Income (loss) from continuing operations before income taxes and equity in earnings of investees									(197,052)	14,230	(211,282)	(1,484.8)%
Income tax expense									(32)	(101)	69	nm
Equity in earnings of investees									6,094	118	5,976	5,064.4%
Income (loss) from continuing operations									(190,990)	14,247	(205,237)	(1,440.6)%
Income (loss) from discontinued operations									(173)	361	(534)	(147.9)%
Net income (loss)									$(191,163)	$14,608	$(205,771)	(1,408.6)%

Weighted average common shares outstanding (basic)									70,485	54,659	15,826	29.0%
Weighted average common shares outstanding (diluted)									70,485	54,743	15,742	28.8%

Per common share amounts (basic and diluted):
Income (loss) from continuing operations									$(2.71)	$0.26	$(2.97)	nm
Income (loss) from discontinued operations									$—	$0.01	$(0.01)	nm
Net income (loss)									$(2.71)	$0.27	$(2.98)	nm

Calculation of Funds From Operations and Normalized Funds From Operations(5)

Net income (loss)									$(191,163)	$14,608
Plus: Depreciation and amortization									17,299	16,191
Plus: FFO attributable to SIR investment									17,287	—
Less: Equity in earnings from SIR									(6,072)	—
Funds from operations									(162,649)	30,799
Plus: Acquisition related costs									183	671
Plus: Loss on issuance of shares by SIR									1,353	—
Plus: Loss on impairment of SIR investment									203,297	—
Plus: Normalized FFO attributable to SIR investment									17,506	—
Less: FFO attributable to SIR investment									(17,287)	—
Normalized funds from operations									$42,403	$31,470
Funds from operations per common share (basic and diluted)									$(2.31)	$0.56
Normalized funds from operations per common share (basic)									$0.60	$0.58
Normalized funds from operations per common share (diluted)									$0.60	$0.57

(1)

Comparable properties consist of 68 properties (87 buildings) we owned on June 30, 2015 and which we owned continuously since April 1, 2014, and exclude one property (one building) classified as discontinued operations.

(2)	Acquired properties consist of three properties (four buildings) we owned on June 30, 2015, and which we acquired during the period from April 1, 2014 to June 30, 2015.

(3)	Disposed property consists of one property (one building) we sold during the six months ended June 30, 2015 that was not classified as discontinued operations.

(4)

The calculation of net operating income, or NOI, excludes certain components of net income(loss) in order to provide results that are more closely related to our property level results of operations. We calculate NOI, as shown above. We define NOI as income from our rental of real estate less our property operating expenses. NOI excludes amortization of capitalized tenant improvement costs and leasing commissions. We consider NOI to be an appropriate supplemental measure to net income (loss) because it may help both investors and management to understand the operations of our properties. We use NOI to evaluate individual and company wide property level performance, and we believe that NOI provides useful information to investors regarding our results of operations because it reflects only those income and expense items that are incurred at the property level and may facilitate comparisons of our operating performance between periods and with other REITs. NOI does not represent cash generated by operating activities in accordance with U.S. generally accepted accounting principles, or GAAP, and should not be considered as an alternative to net income (loss), operating income or cash flow from operating activities, determined in accordance with GAAP, or as an indicator of our financial performance or liquidity, nor is this measure necessarily indicative of sufficient cash flow to fund all of our needs. This measure should be considered in conjunction with net income (loss), operating income and cash flow from operating activities as presented in our condensed consolidated statements of comprehensive income and condensed consolidated statements of cash flows. Other real estate companies and REITs may calculate NOI differently than we do.

(5)

We calculate funds from operations, or FFO and normalized funds from operations, or Normalized FFO as shown above. FFO is calculated on the basis defined by The National Association of Real Estate Investment Trusts, or NAREIT, which is net income (loss), calculated in accordance with GAAP, plus real estate depreciation and amortization and the difference between FFO attributable to an equity investment and equity in earnings (losses) of an equity investee but excluding impairment charges on real estate assets, carrying value adjustments of real estate assets held for sale, any gain or loss on sale of properties, as well as certain other adjustments currently not applicable to us. Our calculation of Normalized FFO differs from NAREIT's definition of FFO because we include the difference between FFO and

Normalized FFO attributable to our equity investment in SIR, we include business management incentive fees, if any, only in the fourth quarter versus the quarter they are recognized as expense in accordance with GAAP and we exclude acquisition related costs, loss on impairment of SIR investment and losses on issuance of shares by SIR. We consider FFO and Normalized FFO to be appropriate measures of operating performance for a REIT, along with net income (loss), operating income and cash flow from operating activities. We believe that FFO and Normalized FFO provide useful information to investors because by excluding the effects of certain historical amounts, such as depreciation expense, FFO and Normalized FFO may facilitate a comparison of our operating performance between periods and with other REITs. FFO and Normalized FFO are among the factors considered by our Board of Trustees when determining the amount of distributions to our shareholders. Other factors include, but are not limited to, requirements to maintain our status as a REIT, limitations in our credit facility and term loan agreement and public debt covenants, the availability of debt and equity capital, our expectation of our future capital requirements and operating performance, our receipt of distributions from SIR and our expected needs and availability of cash to pay our obligations. FFO and Normalized FFO do not represent cash generated by operating activities in accordance with GAAP and should not be considered as alternatives to net income (loss), operating income or cash flow from operating activities, determined in accordance with GAAP, or as indicators of our financial performance or liquidity, nor are these measures necessarily indicative of sufficient cash flow to fund all of our needs. These measures should be considered in conjunction with net income (loss), operating income and cash flow from operating activities as presented in our condensed consolidated statements of comprehensive income and condensed consolidated statements of cash flows. Other real estate companies and REITs may calculate FFO and Normalized FFO differently than we do.

We refer to the 68 properties (87 buildings) we owned on June 30, 2015 and which we have owned continuously since April 1, 2014, excluding one property (one building) classified as discontinued operations, as comparable properties. We refer to the three properties (four buildings) that we owned as of June 30, 2015, which we acquired during the period from April 1, 2014 to June 30, 2015, as acquired properties. We refer to the property (one building) that we sold during the period from April 1, 2014 to June 30, 2015 that was not classified as discontinued operations, as the disposed property. Our condensed consolidated statements of comprehensive income for the three months ended June 30, 2015 include the operating results of three acquired properties (four buildings) for the entire period, as we acquired those three properties (four buildings) prior to March 31, 2015 and excludes the operating results of one disposed property (one building) for the entire period, as that property was sold in February 2015.  Our condensed consolidated statements of comprehensive income for the three months ended June 30, 2014 include the operating results of two acquired properties (three buildings) for less than the entire period, as we acquired those properties during that period, and one disposed property (one building) for the entire period, as we sold that property after that period.

References to changes in the income and expense categories below relate to the comparison of consolidated results for the three month period ended June 30, 2015, compared to the three month period ended June 30, 2014.

Rental income. The decrease in rental income reflects the net effect of acquired and disposed properties and a decrease in rental income for comparable properties. Rental income increased $350 from properties acquired after June 30, 2014 and $2,265 from the properties acquired during the 2014 period. Rental income declined $2,467 from the property sold in February 2015.  Rental income for comparable properties declined $463 due primarily to decreases in occupied space at certain of our properties in the 2015 period. Rental income includes non-cash straight line rent adjustments totaling $1,544 in the 2015 period and $1,101 in the 2014 period, and amortization of acquired leases and assumed lease obligations totaling ($286) in the 2015 period and ($215) in the 2014 period.

Real estate taxes. The increase in real estate taxes reflects the net effect of acquired and disposed properties and an increase in real estate taxes for comparable properties. Real estate taxes increased $42 from properties acquired after June 30, 2014 and $223 from the properties acquired during the 2014 period. Real estate taxes declined $340 for the property sold in February 2015. Real estate taxes for comparable properties increased $583 due primarily to the effect of higher tax assessments at certain of our properties in the 2015 period.

Utility expenses. The decrease in utility expenses reflects the net effect of acquired and disposed properties and a decrease in utility expenses for comparable properties. Utility expenses increased $5 from properties acquired after June 30, 2014 and $47 from the properties acquired during the 2014 period.  Utility expense increased $57 from the property sold in February 2015. Utility expenses at comparable properties declined $135 due primarily to a decline in usage due to certain tenant vacancies.

Other operating expenses. Other operating expenses consist of property management fees, salaries and benefit costs of property level personnel, repairs and maintenance expense, cleaning expense and other direct costs of operating our properties. The increase in other operating expenses reflects the net effect of acquired and disposed properties and an increase in expenses for comparable properties. Other operating expenses increased $50 from properties acquired after June 30, 2014 and $587 from the properties acquired during the 2014 period. Other operating expenses declined $358 from the property sold in February 2015.  Other operating expenses at comparable properties increased $1,029 primarily as a result of increases in salaries and benefit costs and repair and maintenance costs at certain of our properties, partially offset by decreases in property insurance expense during the 2015 period.

Depreciation and amortization. The increase in depreciation and amortization reflects the net effect of property acquisitions and dispositions and improvements made to certain of our properties since April 1, 2014. Depreciation and amortization increased $133 from properties acquired after June 30, 2014 and $1,460 from the properties acquired during the 2014 period. Depreciation and amortization declined $752 from the property sold in February 2015. Depreciation and amortization at comparable properties increased $267 due primarily to depreciation and amortization of improvements made to certain of our properties after April 1, 2014, partially offset by certain depreciable leasing related assets becoming fully depreciated in 2014 and 2015.

Acquisition related costs. Acquisition related costs in both the 2015 and 2014 periods include legal and due diligence costs incurred in connection with our property acquisitions and other investment activity.

General and administrative. General and administrative expenses consist of fees pursuant to our business management agreement with RMR LLC, equity compensation expense, legal and accounting fees, Trustees’ fees and expenses, securities listing and transfer agency fees and other costs relating to our status as a publicly traded company. The decrease in general and administrative expenses primarily reflects the decrease in legal fees and other professional service costs during the 2015 period.

Interest and other income. The decrease in interest and other income is primarily the result of a smaller amount of investable cash in the 2015 period compared to the 2014 period.

Interest expense. The increase in interest expense reflects higher average outstanding debt balances and higher weighted average interest rates on those borrowings during the 2015 period compared to the 2014 period.

Loss on issuance of shares by SIR. Loss on issuance of shares by SIR is a result of the issuance of common shares by SIR during the 2015 period at prices below the per share carrying value of our SIR common shares.

Loss on impairment of SIR investment. We recorded a $203,297 loss on impairment in the 2015 period to reduce the carrying value of our SIR investment to its estimated fair value of $514,316 as of June 30, 2015.  We estimated fair value using the closing price of SIR common shares on the New York Stock Exchange, or the NYSE, on that day.

Income tax expense. The decrease in income tax expense reflects lower operating income in certain jurisdictions in the 2015 period compared to the 2014 period.

Equity in earnings of investees. Equity in earnings of investees represents our proportionate share of earnings from our investment in Affiliates Insurance Company, or AIC, and in SIR for the 2015 period and amortization of the excess of the cost of our SIR investment over our proportionate share of SIR’s total shareholders’ equity book value as of the dates of acquisition.

Income (loss) from discontinued operations. Income (loss) from discontinued operations reflects operating results for one property (one building) sold during the three months ended September 30, 2014 and one property (one building) included in discontinued operations and held for sale as of June 30, 2015.

Net income (loss). We experienced a net loss in the 2015 period compared to net income in the 2014 period as a result of the changes noted above.

RESULTS OF OPERATIONS (amounts in thousands, except per share amounts)

Six Months Ended June 30, 2015, Compared to Six Months Ended June 30, 2014

					Acquired Properties Results(2)		Disposed Property Results(3)
	Comparable Properties Results(1)				Six Months Ended		Six Months Ended		Consolidated Results
	Six Months Ended June 30,				June 30,		June 30,		Six Months Ended June 30,
			$	%							$	%
	2015	2014	Change	Change	2015	2014	2015	2014	2015	2014	Change	Change

Rental income	$114,012	$115,160	$(1,148)	(1.0)%	$9,227	$2,161	$1,533	$4,927	$124,772	$122,248	$2,524	2.1%
Operating expenses:
Real estate taxes	14,062	13,084	978	7.5%	820	192	202	702	15,084	13,978	1,106	7.9%
Utility expenses	8,315	9,242	(927)	(10.0)%	181	65	98	438	8,594	9,745	(1,151)	(11.8)%
Other operating expenses	22,331	20,928	1,403	6.7%	1,705	244	342	729	24,378	21,901	2,477	11.3%
Total operating expenses	44,708	43,254	1,454	3.4%	2,706	501	642	1,869	48,056	45,624	2,432	5.3%
Net operating income(4)	$69,304	$71,906	$(2,602)	(3.6)%	$6,521	$1,660	$891	$3,058	76,716	76,624	92	0.1%

Other expenses:
Depreciation and amortization									34,514	31,618	2,896	9.2%
Acquisition related costs									189	1,180	(991)	(84.0)%
General and administrative									7,717	7,208	509	7.1%
Total other expenses									42,420	40,006	2,414	6.0%
Operating income									34,296	36,618	(2,322)	(6.3)%
Interest and other income									12	58	(46)	(79)%
Interest expense (including net amortization of debt premiums and discounts and deferred financing fees of $660 and $553, respectively)									(18,757)	(9,685)	(9,072)	93.7%
Loss on issuance of shares by SIR									(42,124)	—	(42,124)	nm
Loss on impairment of SIR investment									(203,297)	—	(203,297)	nm
Income (loss) from continuing operations before income taxes and equity in earnings of investees									(229,870)	26,991	(256,861)	(951.7)%
Income tax expense									(62)	(123)	61	nm
Equity in earnings of investees									5,778	21	5,757	nm
Income (loss) from continuing operations									(224,154)	26,889	(251,043)	(933.6)%
Income (loss) from discontinued operations									(379)	2,909	(3,288)	(113.0)%
Net income (loss)									$(224,533)	$29,798	$(254,331)	(853.5)%

Weighted average common shares outstanding (basic)									70,377	54,649	15,728	28.8%
Weighted average common shares outstanding (diluted)									70,377	54,734	15,643	28.6%

Per common share amounts (basic and diluted):
Income (loss) from continuing operations									$(3.19)	$0.49	$(3.68)	nm
Income (loss) from discontinued operations									$(0.01)	$0.05	$(0.06)	nm
Net income (loss) (basic)									$(3.19)	$0.55	$(3.74)	nm
Net income (loss) (diluted)									$(3.19)	$0.54	$(3.73)	nm

Calculation of Funds From Operations and Normalized Funds From Operations(5)

Net income (loss)									$(224,533)	$29,798
Plus: Depreciation and amortization									34,514	31,618
Plus: FFO attributable to SIR investment									26,181	—
Less: Equity in earnings from SIR									(5,683)	—
Less: Increase in carrying value of asset held for sale									—	(2,344)
Funds from operations									(169,521)	59,072
Plus: Acquisition related costs									189	1,180
Plus: Loss on issuance of shares by SIR									42,124	—
Plus: Loss on impairment of SIR investment									203,297	—
Plus: Normalized FFO attributable to SIR investment									33,284	—
Less: FFO attributable to SIR investment									(26,181)	—
Normalized funds from operations									$83,192	$60,252
Funds from operations per common share (basic and diluted)									$(2.41)	$1.08
Normalized funds from operations per common share (basic and diluted)									$1.18	$1.10

(1)

Comparable properties consist of 67 properties (86 buildings) we owned on June 30, 2015 and which we owned continuously since January 1, 2014, and exclude one property (one building) classified as discontinued operations.

(2)	Acquired properties consist of four properties (five buildings) we owned on June 30, 2015, and which we acquired during the period from January 1, 2014 to June 30, 2015.

(3)	Disposed property consists of one property (one building) we sold during the period from January 1, 2015 to June 30, 2015.

(4)	See footnote (4) on page 24 for a definition of NOI.

(5)	See footnote (5) on page 24 for a definition of FFO and Normalized FFO.

We refer to the 67 properties (86 buildings) we owned on June 30, 2015 and which we have owned continuously since January 1, 2014, excluding one property (one building) classified as discontinued operations, as comparable properties. We refer to the four properties (five buildings) that we owned as of June 30, 2015, which we acquired during the period from January 1, 2014 to June 30, 2015, as acquired properties. We refer to the property (one building) that we sold during the period from January 1, 2015 to June 30, 2015 that was not classified as discontinued operations, as the disposed property. Our condensed consolidated statements of comprehensive income for the six months ended June 30, 2015 include the operating results of four acquired properties (five buildings) for the entire period, as we acquired those properties prior to January 1, 2015, and one disposed property (one building) for less than the entire period, as that property was sold during the 2015 period. Our condensed consolidated statements of comprehensive income for the six months ended June 30, 2014 include the operating results of three acquired properties (four buildings) for less than the entire period, as we acquired those three properties (four buildings) during that period, and one disposed property (one building) for the entire period, as we sold that property after that period.

References to changes in the income and expense categories below relate to the comparison of consolidated results for the six month period ended June 30, 2015, compared to the six month period ended June 30, 2014.

Rental income. The increase in rental income reflects the net effect of acquired and disposed properties offset by a decrease in rental income for comparable properties. Rental income increased $684 from properties acquired after June 30, 2014 and $6,382 from the properties acquired during the 2014 period. Rental income declined $3,394 from the property sold during the 2015 period. Rental income for comparable properties declined $1,148 due primarily to decreases in occupied space at certain of our properties in the 2015 period. Rental income includes non-cash straight line rent adjustments totaling $2,207 in the 2015 period and $2,243 in the 2014 period, and amortization of acquired leases and assumed lease obligations totaling ($564) in the 2015 period and ($405) in the 2014 period.

Real estate taxes. The increase in real estate taxes reflects the net effect of acquired and disposed properties and an increase in real estate taxes for comparable properties. Real estate taxes increased $80 from properties acquired after June 30, 2014 and $548 from the properties acquired during the 2014 period. Real estate taxes declined $500 from the property sold during the 2015 period. Real estate taxes for comparable properties increased $978 due primarily to the effect of higher tax assessments at certain of our properties in the 2015 period.

Utility expenses. The decrease in utility expenses primarily reflects the net effect of acquired and disposed properties  and a decrease in utility expenses for comparable properties. Utility expenses increased $6 from properties acquired after June 30, 2014 and $110 from the properties acquired during the 2014 period.  Utility expense declined $340 from the property sold during the 2015 period. Utility expenses at comparable properties declined $927 due primarily to colder than normal temperatures experienced in certain parts of the United States during the winter of 2014.

Other operating expenses. The increase in other operating expenses reflects the net effect of acquired and disposed properties and an increase in expenses for comparable properties. Other operating expenses increased $87 from properties acquired after June 30, 2014 and $1,374 from the properties acquired during the 2014 period. Other operating expenses declined $387 from the property sold during the 2015 period. Other operating expenses at comparable properties increased $1,403 primarily as a result of increases in repair and maintenance costs at certain of our properties, partially offset by decreases in property insurance expense during the 2015 period.

Depreciation and amortization. The increase in depreciation and amortization reflects the net effect of property acquisitions and dispositions and improvements made to certain of our properties since January 1, 2014. Depreciation and amortization increased $266 from properties acquired after June 30, 2014 and $3,907 from the property acquired during the 2014 period. Depreciation and amortization declined $1,516 from the property sold during the 2015 period. Depreciation and amortization at comparable properties increased $239, due primarily to depreciation and amortization of improvements made to certain of our properties after January 1, 2014, partially offset by certain depreciable leasing related assets becoming fully depreciated in 2014 and 2015.

Acquisition related costs. Acquisition related costs in both the 2015 and 2014 periods include legal and due diligence costs incurred in connection with our property acquisitions and other investment activity.

General and administrative. The increase in general and administrative expenses primarily reflects the increase in amounts due under our business management agreement as a result of our net property acquisitions since January 1, 2014 and an increase in other professional services during the 2015 period.

Interest and other income. The decrease in interest and other income is primarily the result of a smaller amount of investable cash in the 2015 period compared to the 2014 period.

Interest expense. The increase in interest expense reflects higher average outstanding debt balances and higher weighted average interest rates on those borrowings during the 2015 period compared to the 2014 period.

Loss on issuance of shares by SIR. Loss on issuance of shares by SIR is a result of  the issuance of common shares by SIR during the 2015 period at prices below the per share carrying value of our SIR common shares.

Loss on impairment of SIR investment. We recorded a $203,297 loss on impairment in the 2015 period to reduce the carrying value of our SIR investment to its estimated fair value of $514,316 as of June 30, 2015.  We estimated fair value using the closing price of SIR common shares on the NYSE on that day.

Income tax expense. The decrease in income tax expense reflects lower operating income in certain jurisdictions in the 2015 period compared to the 2014 period.

Equity in earnings of investees. Equity in earnings of investees represents our proportionate share of earnings from our investment in AIC and in SIR for the 2015 period and amortization of the excess of the cost of our SIR investment over our proportionate share of SIR’s total shareholders’ equity book value as of the dates of acquisition.

Income (loss) from discontinued operations. Income (loss) from discontinued operations reflects operating results of one property (one building) sold during the 2014 period, one property (one building) sold during the three months ended September 30, 2014 and one property (one building) included in discontinued operations and held for sale as of June 30, 2015. Income (loss) from discontinued operations includes a $2,344 increase in the carrying value of an asset held for sale in the 2014 period.

Net income (loss). We experienced a net loss in the 2015 period compared to net income in the 2014 period as a result of the changes noted above.

LIQUIDITY AND CAPITAL RESOURCES

Our Operating Liquidity and Resources (dollar amounts in thousands)

Our principal source of funds to meet operating expenses and debt service obligations and pay distributions on our common shares is the operating cash flow we generate from the rental income from our properties and the distributions we receive from our investment in SIR. We believe that our operating cash flow will be sufficient to meet our operating expenses and debt service obligations and pay distributions on our common shares for the next 12 months and for the foreseeable future thereafter. Our future cash flows from operating activities will depend primarily upon:

• our ability to maintain or increase the occupancy of, and the rental rates at, our properties;

• our ability to control operating cost increases at our properties;

•	our ability to purchase additional properties which produce cash flows from operations in excess of our cost of acquisition capital and property operating expenses; and

• our receipt of distributions from our investment in SIR.

Our future purchases of properties cannot be accurately projected because such purchases depend upon available opportunities which come to our attention and upon our ability to successfully acquire and operate such properties. We generally do not intend to purchase “turn around” properties, or properties which do not generate positive cash flows.

Our changes in cash flows for the six months ended June 30, 2015 compared to the same period in 2014 were as follows: (i) cash provided by operating activities increased from $60,880 in 2014 to $62,855 in 2015; (ii) cash used in investing activities increased from $53,244 in 2014 to $66,868 in 2015; and (iii) cash used in financing activities decreased from $10,264 in 2014 to $2,727 in 2015.

The increase in cash provided by operating activities for the six month period ended June 30, 2015 as compared to the corresponding prior year period primarily reflects distributions received from our investment in SIR common shares in the 2015 period, partially offset by increased payments for interest on borrowings in the 2015 period.  The increase in cash used in investing activities for the six months period ended June 30, 2015 as compared to the corresponding prior year period was due primarily to our acquisition of approximately 3.4 million SIR common shares and 1.5 million shares of class A common stock of RMR Inc. in the 2015 period. The use of cash in investing activities in the 2015 period was partially offset by cash proceeds from the sale of one property (one building) compared to the acquisition of three properties (four buildings) in the 2014 period and distributions in excess of earnings received from our investment in SIR common shares.  The change in cash used in financing activities for the six months period ended June 30, 2015 as compared to the corresponding prior year period was due primarily to higher net borrowings and increased common share distributions we made in the 2015 period.

Our Investment and Financing Liquidity and Resources (dollar amounts in thousands, except per share and per square foot amounts)

In order to fund acquisitions and to meet cash needs that may result from timing differences between our receipt of rents and our desire or need to make distributions or pay operating or capital expenses, we maintain a $750,000 revolving credit facility.  The maturity date of our revolving credit facility is January 31, 2019 and, subject to the payment of an extension fee and meeting certain other conditions, we have an option to extend the stated maturity date of our revolving credit facility by one year to January 31, 2020. Borrowings under our revolving credit facility bear interest at a rate of LIBOR plus a premium, which was 125 basis points at June 30, 2015.  We also pay a facility fee on the total amount of lending commitments under our revolving credit facility, which was 25 basis points per annum at June 30, 2015. Both the interest rate premium and the facility fee are subject to adjustment based upon changes to our credit ratings. We can borrow and repay and reborrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity. As of June 30, 2015, the interest rate payable on borrowings under our revolving credit facility was 1.4%. As of June 30, 2015 and July 28, 2015, we had $59,000 and $99,000, respectively, outstanding and $691,000 and $651,000, respectively, available to borrow under our revolving credit facility.

Our $750,000 revolving credit facility is governed by a credit agreement with a syndicate of institutional lenders, which also governs our two unsecured term loans:

•

Our $300,000 unsecured term loan, which matures on March 31, 2020, is prepayable without penalty at any time. The amount outstanding under our $300,000 term loan bears interest at LIBOR plus a premium, which was 140 basis points at June 30, 2015. The interest rate premium is subject to adjustment based upon changes to our credit ratings. As of June 30, 2015, the interest rate for the amount outstanding under our $300,000 term loan was 1.6%.

•

Our $250,000 unsecured term loan, which matures on March 31, 2022, is prepayable at any time. If our $250,000 term loan is repaid prior to November 22, 2015, a prepayment premium of 2.0% of the amount repaid would be payable. If our $250,000 term loan is repaid during the period from November 22, 2015 to November 21, 2016, a prepayment premium of 1.0% of the amount repaid would be payable. Subsequent to November 21, 2016, no prepayment premiums would be payable. The amount outstanding under our $250,000 term loan bears interest at LIBOR plus a premium, which was 180 basis points at June 30, 2015. The interest rate premium is subject to adjustment based upon changes to our credit ratings. As of June 30, 2015, the interest rate for the amount outstanding under our $250,000 term loan was 2.0%.

Our credit agreement also includes a feature under which the maximum borrowing availability may be increased to up to $2,500,000 on a combined basis in certain circumstances.

Our $350,000 of 3.75% senior unsecured notes are due 2019 and require semi-annual payment of interest only. Our $183,143 in mortgage debt generally requires monthly payments of principal and interest through maturity. None of our debt obligations require sinking fund payments prior to their maturity dates.  In addition to our debt obligations, as of June 30, 2015, we have estimated unspent leasing related obligations of $9,248.  Our debt maturities (other than our revolving credit facility) are as follows: $47,702 in 2015, $107,933 in 2016, $1,549 in 2017, $1,671 in 2018, $359,440 in 2019 and $564,848 thereafter.

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

Our ability to obtain, and the costs of, our future financings will depend primarily on market conditions and our creditworthiness. We have no control over market conditions. Potential investors and lenders likely will evaluate our ability to pay distributions to shareholders, fund required debt service and repay debts when they become due by reviewing our business practices and plans to balance our use of debt and equity capital so that our financial profile and leverage ratios afford us flexibility to withstand any reasonably anticipated adverse changes. We intend to conduct our business in a manner which will afford us reasonable access to capital for investment and financing activities, but we cannot provide assurance that we will be able to successfully carry out this intention.

On February 26, 2015, we paid a distribution to common shareholders of $0.43 per share, or approximately  $30,252. On May 26, 2015, we paid a distribution to common shareholders of $0.43 per share, or approximately $30,256. We funded these distributions using cash on hand and borrowings under our revolving credit facility. On July 13, 2015, we declared a distribution payable to common shareholders of record on July 24, 2015 of $0.43 per share, or approximately  $30,566. We expect to pay this distribution on or about August 24, 2015 using cash on hand and borrowings under our revolving credit facility.

In July 2015, we repaid, at par, a $47,083 mortgage note which was secured by a property (two buildings) located in Indianapolis, IN with cash on hand and borrowings under our revolving credit facility. This mortgage was scheduled to mature in October 2015.

Off Balance Sheet Arrangements

As of June 30, 2015, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Debt Covenants (dollars in thousands)

Our principal debt obligations at June 30, 2015 consist of borrowings under our $750,000 unsecured revolving credit facility, our $300,000 unsecured term loan, our $250,000 unsecured term loan, $350,000 of publicly issued senior unsecured notes and six secured mortgage loans that were assumed in connection with certain of our acquisitions. Our publicly issued senior unsecured notes are governed by an indenture.  Our senior notes indenture and its supplement and our credit agreement for our revolving credit facility and our two term loans provides for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, such as, in the case of our credit agreement, a change of control of us, which includes RMR LLC ceasing to act as our business manager and property manager. Our senior notes indenture and its supplement and our credit agreement also contain a number of covenants which generally restrict our ability to incur debts, including debts secured by mortgages on our properties, in excess of calculated amounts, restrict our ability to make distributions under certain circumstances and require us to maintain various financial ratios. Our mortgage loans are non-recourse, subject to certain limited exceptions, and do not contain any material financial covenants. We believe we were in compliance with the terms and conditions of our respective covenants under our senior notes indenture and its supplement and our credit agreement at June 30, 2015.

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

Related Person Transactions

We have relationships and historical and continuing transactions with RMR LLC, RMR Inc. and others related to them. We also have relationships and historical and continuing transactions with other companies to which RMR LLC provides management services and which have trustees, directors and officers who are also trustees, directors or officers of us, RMR LLC or RMR Inc. For further information about these and other such relationships and related person transactions, please see Note 10 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference, our Annual Report, our definitive Proxy Statement for our 2015 Annual Meeting of Shareholders, our Current Report on Form 8-K filed with the SEC on June 8, 2015 and our other filings with the SEC. In addition, please see the section captioned “Risk Factors” of our Annual Report for a description of risks that may arise as a result of these related person transactions and relationships. Our filings with the SEC are available at the SEC’s website at www.sec.gov. Copies of certain of our agreements with these related parties are publicly available as exhibits to our public filings with the SEC and accessible at the SEC’s website, www.sec.gov.

We believe that our agreements with related persons are on commercially reasonable terms. We also believe that our relationships with such related persons and their affiliated and related persons and entities benefit us and, in fact, provide us with competitive advantages in operating and growing our business. We may engage in additional transactions with related persons, including businesses to which RMR LLC or its affiliates provide management services.

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

At June 30, 2015, our outstanding fixed rate debt consisted of the following:

		Annual	Annual		Interest
	Principal	Interest	Interest		Payments
Debt	Balance(1)	Rate(1)	Expense(1)	Maturity	Due
Senior notes	$350,000	3.75%	$13,307	2019	Semi-annually
Mortgage	83,000	5.55%	4,670	2016	Monthly
Mortgage(2)	46,858	5.73%	2,722	2015	Monthly
Mortgage	23,667	6.21%	1,490	2016	Monthly
Mortgage	14,267	5.88%	851	2021	Monthly
Mortgage	8,845	7.00%	628	2019	Monthly
Mortgage	6,506	8.15%	538	2021	Monthly
	$533,143		$24,206

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

(2)	This mortgage was repaid, at par, in July 2015.

Our senior notes require semi-annual interest payments through maturity. Our mortgages generally require principal and interest payments through maturity pursuant to amortization schedules. Because these debts bear interest at a fixed rate, changes in market interest rates during the term of these debts will not affect our interest obligations. If these debts were refinanced at interest rates which are 100 basis points higher or lower than shown above, our per annum interest cost would increase or decrease, respectively, by approximately $5,404.

Changes in market interest rates would affect the fair value of our fixed rate debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt. Based on the balances outstanding at June 30, 2015, and discounted cash flow analysis through the respective maturity dates, and assuming no other changes in factors that may affect the fair value of our fixed rate debt obligations, a hypothetical immediate 100 basis point increase in interest rates would decrease the fair value of those obligations by approximately $8,303.

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

At June 30, 2015, our floating rate debt consisted of $59,000 outstanding under our $750,000 unsecured revolving credit facility, our $300,000 unsecured term loan and our $250,000 unsecured term loan. Our revolving credit facility matures in January 2019, and subject to our meeting certain conditions, including our payment of an extension fee, we have the option to extend the stated maturity by one year to January 2020. No principal repayments are required under our revolving credit facility or our term loans prior to maturity, and repayments under our revolving credit facility may be made, and redrawn subject to conditions, at any time without penalty. Our $300,000 unsecured term loan matures on March 31, 2020. Our $250,000 unsecured term loan matures on March 31, 2022. Amounts outstanding under our unsecured term loans may be repaid at any time, but after they are repaid amounts may not be redrawn. Our $300,000 unsecured term loan may be repaid without penalty at any time. If our $250,000 unsecured term loan is repaid prior to November 22, 2015, a prepayment premium of 2.0% of the amount repaid would be incurred. If our $250,000 term loan is repaid during the period from November 22, 2015 to November 21, 2016, a prepayment premium of 1.0% of the amount repaid would be incurred; subsequent to November 21, 2016, no prepayment premium would be incurred.

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

The following table presents the impact a 100 basis point increase in interest rates would have on our annual floating rate interest expense as of June 30, 2015:

	Impact of Changes in Interest Rates
		Outstanding	Total Interest	Annual Earnings
	Interest Rate(1)	Debt	Expense Per Year	Per Share Impact(2)

At June 30, 2015	1.7%	$609,000	$10,497	$0.15
100 bps increase	2.7%	$609,000	$16,671	$0.24

(1)	Weighted based on the respective interest rates and outstanding borrowings under our revolving credit facility and term loans as of June 30, 2015.
(2)	Based on the weighted average shares outstanding (diluted) for the three months ended June 30, 2015.

The following table presents the impact a 100 basis point increase in interest rates would have on our annual floating rate interest expense as of June 30, 2015 if we were fully drawn on our revolving credit facility and our term loans remained outstanding:

	Impact of Changes in Interest Rates
		Outstanding	Total Interest	Annual Earnings
	Interest Rate(1)	Debt	Expense Per Year	Per Share Impact(2)

At June 30, 2015	1.6%	$1,300,000	$20,430	$0.29
100 bps increase	2.6%	$1,300,000	$33,610	$0.48

(1)	Weighted based on the respective interest rates and outstanding borrowings under our revolving credit facility (assuming fully drawn) and our term loans as of June 30, 2015.
(2)	Based on the weighted average shares outstanding (diluted) for the three months ended June 30, 2015.

The foregoing tables show the impact of an immediate change in floating interest rates as of June 30, 2015. If interest rates were to change gradually over time, the impact would be spread over time. Our exposure to fluctuations in floating interest rates will increase or decrease in the future with increases or decreases in the outstanding amount under our revolving credit facility, our term loans or our other floating rate debt, if any. Although we have no present plans to do so, we may in the future enter into hedge arrangements from time to time to mitigate our exposure to changes in interest rates.

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

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•	OUR ABILITY TO PAY DISTRIBUTIONS TO OUR SHAREHOLDERS AND THE AMOUNT OF SUCH DISTRIBUTIONS,

•	OUR EXPECTATION THAT WE WILL BENEFIT FINANCIALLY FROM OUR OWNERSHIP INTEREST IN SIR,

•	OUR POLICIES AND PLANS REGARDING INVESTMENTS AND FINANCINGS,

•	THE FUTURE AVAILABILITY OF BORROWINGS UNDER OUR REVOLVING CREDIT FACILITY,

•	OUR EXPECTATION THAT THERE WILL BE OPPORTUNITIES FOR US TO ACQUIRE, AND THAT WE WILL ACQUIRE, ADDITIONAL PROPERTIES THAT ARE MAJORITY LEASED TO GOVERNMENT TENANTS,

•	OUR EXPECTATIONS REGARDING DEMAND FOR LEASED SPACE BY THE U.S. GOVERNMENT AND STATE AND LOCAL GOVERNMENTS,

•	OUR ABILITY TO RAISE EQUITY OR DEBT CAPITAL,

•	OUR ABILITY TO PAY INTEREST ON AND PRINCIPAL OF OUR DEBT,

•	OUR EXPECTATION THAT WE WILL BENEFIT FROM OUR OWNERSHIP OF RMR INC.,

•	OUR EXPECTATION THAT WE BENEFIT FROM OUR OWNERSHIP OF AIC AND THE PARTICIPATION IN INSURANCE PROGRAMS ARRANGED BY AIC,

•	THE CREDIT QUALITIES OF OUR TENANTS,

•	OUR TAX STATUS AS A REIT,

•	OUR EXPECTED DISTRIBUTION OF RMR INC. CLASS A COMMON SHARES TO OUR SHAREHOLDERS, AND

•	OTHER MATTERS.

OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY OUR FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS.  FACTORS THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FORWARD LOOKING STATEMENTS AND UPON OUR BUSINESS, RESULTS OF OPERATIONS, FINANCIAL CONDITION, FFO, NORMALIZED FFO, NOI, CASH BASIS NOI, CASH FLOWS, LIQUIDITY AND PROSPECTS INCLUDE, BUT ARE NOT LIMITED TO:

•	THE IMPACT OF CHANGES IN THE ECONOMY AND THE CAPITAL MARKETS ON US AND OUR TENANTS,

•	COMPETITION WITHIN THE REAL ESTATE INDUSTRY, PARTICULARLY WITH RESPECT TO THOSE MARKETS IN WHICH OUR PROPERTIES ARE LOCATED AND WITH RESPECT TO GOVERNMENT LEASED PROPERTIES,

•	THE IMPACT OF CHANGES IN THE REAL ESTATE NEEDS AND FINANCIAL CONDITIONS OF THE U.S. GOVERNMENT AND STATE AND LOCAL GOVERNMENTS,

•	COMPLIANCE WITH, AND CHANGES TO, FEDERAL, STATE AND LOCAL LAWS AND REGULATIONS, ACCOUNTING RULES, TAX LAWS AND SIMILAR MATTERS,

•	ACTUAL AND POTENTIAL CONFLICTS OF INTEREST WITH OUR MANAGING TRUSTEES, RMR LLC, RMR INC., SIR, AIC AND THEIR RELATED PERSONS AND ENTITIES,

•	LIMITATIONS IMPOSED ON OUR BUSINESS AND OUR ABILITY TO SATISFY COMPLEX RULES IN ORDER FOR US TO QUALIFY AS A REIT FOR U.S. FEDERAL INCOME TAX PURPOSES, AND

•	ACTS OF TERRORISM, OUTBREAKS OF SO CALLED PANDEMICS OR OTHER MANMADE OR NATURAL DISASTERS BEYOND OUR CONTROL.

FOR EXAMPLE:

•

CONTINGENCIES IN OUR PENDING AND FUTURE ACQUISITION AND SALE AGREEMENTS MAY NOT BE SATISFIED AND OUR PENDING ACQUISITIONS AND SALES MAY NOT OCCUR, MAY BE DELAYED OR THE TERMS OF SUCH TRANSACTIONS MAY CHANGE,

•

WE ARE MARKETING ONE OFFICE BUILDING LOCATED IN SAVANNAH, GA WITH A NET BOOK VALUE OF $3.1 MILLION FOR SALE. WE MAY ELECT NOT TO SELL THIS PROPERTY AND THERE CAN BE NO ASSURANCE THAT WE WILL COMPLETE A SALE OF THIS BUILDING OR THAT ANY SUCH SALE WOULD REALIZE NET PROCEEDS IN AN AMOUNT AT LEAST EQUAL TO OUR BOOK VALUE OF THIS BUILDING,

•

OUR ABILITY TO MAKE PAYMENTS OF PRINCIPAL AND INTEREST ON OUR INDEBTEDNESS AND TO MAKE FUTURE DISTRIBUTIONS TO OUR SHAREHOLDERS DEPENDS UPON A NUMBER OF FACTORS, INCLUDING OUR FUTURE EARNINGS, THE CAPITAL COSTS WE INCUR TO LEASE OUR PROPERTIES AND OUR RECEIPT OF DISTRIBUTIONS FROM SIR.  WE MAY BE UNABLE TO PAY OUR DEBT OBLIGATIONS OR TO MAINTAIN OUR CURRENT RATE OF DISTRIBUTIONS ON OUR COMMON SHARES AND FUTURE DISTRIBUTIONS MAY BE REDUCED OR ELIMINATED,

•

OUR ABILITY TO GROW OUR BUSINESS AND INCREASE DISTRIBUTIONS TO OUR SHAREHOLDERS DEPENDS IN LARGE PART UPON OUR ABILITY TO BUY PROPERTIES AND LEASE THEM FOR RENTS, LESS PROPERTY OPERATING EXPENSES, THAT EXCEED OUR CAPITAL COSTS. WE MAY BE UNABLE TO IDENTIFY PROPERTIES THAT WE WANT TO ACQUIRE OR TO NEGOTIATE ACCEPTABLE PURCHASE PRICES, ACQUISITION FINANCING OR LEASE TERMS FOR NEW PROPERTIES,

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

•

CONTINUED AVAILABILITY OF BORROWINGS UNDER OUR UNSECURED REVOLVING CREDIT FACILITY IS SUBJECT TO OUR SATISFYING CERTAIN FINANCIAL COVENANTS AND MEETING OTHER CUSTOMARY CREDIT FACILITY CONDITIONS THAT WE MAY BE UNABLE TO SATISFY,

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

•

WE BELIEVE THAT OUR RELATIONSHIPS WITH OUR RELATED PARTIES, INCLUDING RMR LLC, RMR INC., SIR, AIC AND OTHERS AFFILIATED WITH THEM MAY BENEFIT US AND PROVIDE US WITH COMPETITIVE ADVANTAGES IN OPERATING AND GROWING OUR BUSINESS. IN FACT, THE ADVANTAGES WE BELIEVE WE MAY REALIZE FROM THESE RELATIONSHIPS MAY NOT MATERIALIZE,

•	THE MARGINS USED TO DETERMINE THE INTEREST RATE PAYABLE ON OUR REVOLVING CREDIT FACILITY AND TERM LOANS AND THE FACILITY FEE PAYABLE ON OUR 37

REVOLVING CREDIT FACILITY ARE BASED ON OUR CREDIT RATINGS. FUTURE CHANGES IN OUR CREDIT RATINGS MAY CAUSE THE INTEREST AND FEES WE PAY TO CHANGE,

•	SIR MAY REDUCE THE AMOUNT OF ITS DISTRIBUTIONS TO ITS SHAREHOLDERS, INCLUDING US,

•

WE MAY BE UNABLE TO SELL OUR SIR COMMON SHARES FOR AN AMOUNT EQUAL TO OUR CARRYING VALUE OF THOSE SHARES AND ANY SUCH SALE MAY BE AT A DISCOUNT TO MARKET PRICE BECAUSE OF THE LARGE SIZE OF OUR SIR HOLDINGS OR OTHERWISE,

•

THE PURCHASE PRICE WE PAID FOR THE RMR INC. SHARES AND OUR ECONOMIC OWNERSHIP INTEREST IN RMR LLC ARE STATED IN THIS QUARTERLY REPORT ON FORM 10-Q.   AN IMPLICATION OF THESE STATEMENTS MAY BE THAT THE RMR INC. SHARES WE EXPECT TO DISTRIBUTE TO OUR SHAREHOLDERS WILL HAVE A MARKET VALUE AT LEAST EQUAL TO THE VALUE WE PAID FOR THE RMR INC. SHARES.  IN FACT, THE VALUE OF THE RMR INC. SHARES MAY BE DIFFERENT FROM THE PRICE WE PAID FOR THE RMR INC. SHARES.  THE MARKET VALUE OF THE RMR INC. SHARES WILL DEPEND UPON VARIOUS FACTORS, INCLUDING SOME THAT ARE BEYOND OUR CONTROL, SUCH AS MARKET CONDITIONS GENERALLY AT THE TIME THE RMR INC. SHARES ARE AVAILABLE FOR TRADING.  THERE CAN BE NO ASSURANCE PROVIDED REGARDING THE PRICE AT WHICH THE RMR INC. SHARES WILL TRADE IF AND WHEN THEY ARE DISTRIBUTED AND LISTED ON A NATIONAL STOCK EXCHANGE,

•

WE CURRENTLY EXPECT TO DISTRIBUTE APPROXIMATELY HALF OF THE RMR INC. SHARES WE ACQUIRED (EXCLUDING SHARES WE MAY RECEIVE AS A SHAREHOLDER OF SIR, WHICH WE CURRENTLY INTEND TO RETAIN) TO OUR SHAREHOLDERS.  THE PROCESS OF PREPARING A REGISTRATION STATEMENT FOR THE DISTRIBUTION OF THE RMR INC. SHARES REQUIRES EXTENSIVE LEGAL AND ACCOUNTING SERVICES.  AFTER A REGISTRATION STATEMENT IS FILED BY RMR INC. WITH THE SEC, IT WILL BE SUBJECT TO REVIEW BY SEC STAFF, WHICH MAY TAKE CONSIDERABLE TIME.  THE LISTING OF THE RMR INC. SHARES ON A NATIONAL STOCK EXCHANGE WILL ALSO BE SUBJECT TO THE SATISFACTION OF THE LISTING REQUIREMENTS AND APPROVAL OF THE APPLICABLE STOCK EXCHANGE.  WE CAN PROVIDE NO ASSURANCE WHEN OR IF THE REGISTRATION STATEMENT WILL BE DECLARED EFFECTIVE BY THE SEC, THAT THE RMR INC. SHARES WILL BE APPROVED FOR LISTING ON A NATIONAL STOCK EXCHANGE OR WHEN THE DISTRIBUTION OF THE RMR INC. SHARES WILL OCCUR, IF EVER, AND

•

THE BUSINESS MANAGEMENT AND PROPERTY MANAGEMENT AGREEMENTS BETWEEN US AND RMR LLC HAVE BEEN AMENDED AND EXTENDED FOR 20 YEAR TERMS. THE AMENDED MANAGEMENT AGREEMENTS INCLUDE TERMS WHICH PERMIT EARLY TERMINATION AND EXTENSIONS IN CERTAIN CIRCUMSTANCES.  ACCORDINGLY, THERE CAN BE NO ASSURANCE THAT THESE AGREEMENTS WILL REMAIN IN EFFECT FOR 20 YEARS OR FOR SHORTER OR LONGER TERMS.

THESE RESULTS COULD OCCUR DUE TO MANY DIFFERENT CIRCUMSTANCES, SOME OF WHICH ARE BEYOND OUR CONTROL, SUCH AS CHANGES IN GOVERNMENT TENANTS’ NEEDS FOR LEASED SPACE, ACTS OF TERRORISM, NATURAL DISASTERS OR CHANGES IN CAPITAL MARKETS OR THE ECONOMY GENERALLY.

THE INFORMATION CONTAINED ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-Q AND IN OUR ANNUAL REPORT OR IN OUR OTHER FILINGS WITH THE SEC, INCLUDING UNDER THE CAPTION “RISK FACTORS”, OR INCORPORATED HEREIN OR THEREIN, IDENTIFIES OTHER IMPORTANT FACTORS THAT COULD CAUSE DIFFERENCES FROM OUR FORWARD LOOKING STATEMENTS.  OUR FILINGS WITH THE SEC ARE AVAILABLE ON THE SEC’S WEBSITE AT WWW.SEC.GOV.

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

Part II.   Other Information

Item 1A. Risk Factors.

Our business faces many risks, a number of which are described under the caption “Risk Factors” in our Annual Report and below. The risks so described may not be the only risks we face. Additional risks of which we are not yet aware, or that we currently believe are immaterial, may also materially and adversely impact our business operations or financial results. If any of the events or circumstances described in the risk factors contained in our Annual Report or described below occurs, our business, financial condition or results of operations could be adversely impacted and the trading price of our securities could decline. Investors and prospective investors should consider the risks described in our Annual Report and below and the information contained under the heading “Warning Concerning Forward Looking Statements” and elsewhere in this Quarterly Report on Form 10-Q before deciding whether to invest in our securities.

Our bylaws designate the Circuit Court for Baltimore City, Maryland or, if that court does not have jurisdiction, the United States District Court for the District of Maryland, Baltimore Division, as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our shareholders, which could limit our shareholders’ ability to obtain a favorable judicial forum for disputes with us or our Trustees, officers, manager or agents.

Our bylaws currently provide that, unless we consent in writing to the selection of an alternative forum, the Circuit Court for Baltimore City, Maryland, or if that court does not have jurisdiction, the United States District Court for the District of Maryland, Baltimore Division, will be the sole and exclusive forum for: (i) any derivative action or proceeding brought on our behalf; (ii) any action asserting a claim for breach of a duty owed by any Trustee, officer, manager, agent or employee of ours to us or our shareholders; (iii) any action asserting a claim against us or any Trustee, officer, manager, agent or employee of ours arising pursuant to the Maryland General Corporation Law, our declaration of trust or bylaws brought by or on behalf of a shareholder; or (iv) any action asserting a claim against us or any Trustee, officer, manager, agent or employee of ours that is governed by the internal affairs doctrine. This choice of forum provision may limit a shareholder’s ability to bring a claim in a judicial forum that the shareholder believes is favorable for disputes with us or our Trustees, officers, manager or agents, which may discourage lawsuits against us and our Trustees, officers, manager or agents. Any person or entity purchasing or otherwise acquiring or holding any interest in our shares of beneficial interest shall be deemed to have notice of and to have consented to this provision of our bylaws, as they may be amended from time to time. This provision of our bylaws does not abrogate or supersede other provisions of our bylaws dealing with certain disputes affecting us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On April 8, May 7 and June 5, 2015 we issued 3,830, 3,780 and 4,402 of our common shares, respectively, to RMR LLC in payment of a portion of the management fee due to RMR pursuant to our business management agreement with RMR LLC. We issued these shares pursuant to an exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended or the Securities Act.

On June 5, 2015, we issued 700,000 of our common shares to RMR Inc. as payment, along with cash, for 1,541,201 shares of class A common stock of RMR Inc.  We issued these shares pursuant to an exemption from registration contained in Section 4(a)(2) of the Securities Act.

Item 5.Other Information

On July 31, 2015, our Board of Trustees approved amended and restated bylaws, effective that same date.

The amended and restated bylaws amend the share ownership requirements for shareholders seeking to nominate individuals for election to the Board of Trustees or propose other business to be considered by shareholders at an annual meeting of shareholders. Pursuant to the amended and restated bylaws, the proponent shareholder(s) must have each continuously owned (as defined in the amended and restated bylaws) our shares of beneficial interest entitled to vote in the election of Trustees or on a proposal of other business, for at least three years prior to each of the date of the giving of the notice of the proposed nomination or proposal of other business, the record date for determining the shareholders entitled to vote at the meeting and the time of the annual meeting, with the aggregate shares owned by such shareholder(s) as of each such date and during such three year period representing at least 1% of our shares of beneficial interest. Our bylaws previously required that a proponent shareholder own at least $2,000 in market value or 1% of our shares of beneficial interest entitled to vote at the meeting on such election or proposal of other business for at least one year from the date such shareholder gave notice of the proposed nomination or proposal of other business. The amended and restated bylaws also clarify that shareholders presenting a proposal that seeks to remove one or more of our Trustees for cause (as now defined in the bylaws) must meet all of the requirements in the amended and restated bylaws for a nomination of an individual for election to the Board of Trustees at an annual meeting of shareholders or a proposal of other business.

The amended and restated bylaws also amend the provisions regarding arbitration procedures for disputes to, among other things, add a provision allowing for an award or decision rendered pursuant to arbitration in accordance with the Commercial Arbitration Rules of the American Arbitration Association, or AAA, to be appealed pursuant to the AAA appeals process, and shall not be considered final until after the time for filing a notice of appeal pursuant to the AAA appellate rules has expired, and otherwise until the appellate process has been completed.

The amended and restated bylaws add a provision which provides that, unless we consent in writing to the selection of an alternative forum, the Circuit Court for Baltimore City, Maryland, or, if that court does not have jurisdiction, the United States District Court for the District of Maryland, Baltimore Division, will be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a duty owed by any of our Trustees, officers, managers, agents or employees to us or our shareholders, (iii) any action asserting a claim against us or any of our Trustees, officers, managers, agents or employees arising pursuant to the Maryland General Corporation Law or our declaration of trust or the amended and restated bylaws, including any disputes, claims or controversies brought by or on behalf of any of our shareholders or (iv) any action asserting a claim against us or any of our Trustees, officers, managers, agents or employees governed by the internal affairs doctrine of the State of Maryland. This provision further provides that any person or entity purchasing or otherwise acquiring any interest in our shares of beneficial interest is deemed to have notice of and consented to this provision. This provision of our amended and restated bylaws does not abrogate or supersede other provisions of our amended and restated bylaws which may require the resolution of such disputes by arbitration.

The amended and restated bylaws also include certain conforming and administrative changes, including, among other things, revisions to the descriptions of the powers and duties of our officers.

The foregoing description of the amended and restated bylaws is not complete and is qualified in its entirety by reference to the full text of the amended and restated bylaws, a copy of which is filed as Exhibit 3.2 to this Quarterly Report on Form 10-Q, and is incorporated by reference herein. In addition, a marked copy of the amended and restated bylaws indicating changes made to our bylaws as they existed immediately prior to the adoption of these amended and restated bylaws is attached as Exhibit 3.3.

Item 6. Exhibits

Exhibit Number	Description

3.1	Composite Copy of Amended and Restated Declaration of Trust, dated September 8, 2009, as amended to date. (Incorporated by reference to the Company’s Current Report on Form 8-K dated July 28, 2014.)

3.2	Composite Copy of Amended and Restated Bylaws of the Company, as amended to date. (Filed herewith.)

3.3	Composite Copy of Amended and Restated Bylaws of the Company, as amended to date. (marked copy) (Filed herewith.)

4.1	Form of Common Share Certificate. (Incorporated by reference to Amendment No. 2 to the Company’s Registration Statement on Form S-11/A, File No. 333-157455.)

4.2	Indenture, dated as of August 18, 2014, between the Company and U.S. Bank National Association. (Incorporated by reference to the Company’s Current Report on Form 8-K dated August 18, 2014.)

4.3

Supplemental Indenture No. 1, dated as of August 18, 2014, between the Company and U.S. Bank National Association, relating to the Company’s 3.75% Senior Notes due 2019, including form thereof. (Incorporated by reference to the Company’s Current Report on Form 8-K dated August 18, 2014.)

10.1

Transaction Agreement, dated as of June 5, 2015, among the Company, Reit Management & Research LLC, Reit Management & Research Trust and Reit Management & Research Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 5, 2015.)

10.2

Second Amended and Restated Business Management Agreement, dated as of June 5, 2015, between the Company and Reit Management & Research LLC. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 5, 2015.)

10.3

Second Amended and Restated Property Management Agreement, dated as of June 5, 2015, between the Company and Reit Management & Research LLC. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 5, 2015.)

10.4

Registration Rights and Lock-Up Agreement, dated as of June 5, 2015, among the Company, Reit Management & Research Trust, Barry M. Portnoy and Adam D. Portnoy. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 5, 2015.)

10.5

Registration Rights Agreement, dated as of June 5, 2015, between the Company and Reit Management & Research Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 5, 2015.)

10.6	Summary of Trustee Compensation. (Incorporated by reference to the Company’s Current Report on Form 8-K dated May 12, 2015.)

12.1	Computation of Ratio of Earnings to Fixed Charges. (Filed herewith.)

31.1	Rule 13a-14(a) Certification. (Filed herewith.)

31.2	Rule 13a-14(a) Certification. (Filed herewith.)

31.3	Rule 13a-14(a) Certification. (Filed herewith.)

31.4	Rule 13a-14(a) Certification. (Filed herewith.)

32.1	Section 1350 Certification. (Furnished herewith.)

101.1

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements, tagged as blocks of text and in detail. (Filed herewith.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOVERNMENT PROPERTIES INCOME TRUST

By:	/s/ David M. Blackman
David M. Blackman President and Chief Operating Officer Dated: July 31, 2015

By:	/s/ Mark L. Kleifges
Mark L. Kleifges Treasurer and Chief Financial Officer (principal financial and accounting officer) Dated: July 31, 2015