Form 10-Q
period 2015-09-30
Government Properties Income Trust
filed 2015-10-29
CIK 1456772

Xa

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Number of registrant’s common shares of beneficial interest, $.01 par value per share, outstanding as of October 27, 2015:  71,126,308

GOVERNMENT PROPERTIES INCOME TRUST

FORM 10-Q

September 30, 2015

References in this Quarterly Report on Form 10-Q to “GOV”, ”we”, “us” or “our” include Government Properties Income Trust and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

PART I.       Financial Information

Item 1.  Financial Statements

GOVERNMENT PROPERTIES INCOME TRUST

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

(unaudited)

	September 30,	December 31,
	2015	2014
ASSETS
Real estate properties:
Land	$253,058	$254,008
Buildings and improvements	1,433,993	1,428,472
Total real estate properties, gross	1,687,051	1,682,480
Accumulated depreciation	(246,191)	(219,791)
Total real estate properties, net	1,440,860	1,462,689

Equity investment in Select Income REIT	511,872	680,137
Assets of discontinued operations	12,463	13,165
Assets of property held for sale	3,079	32,797
Acquired real estate leases, net	125,898	150,080
Cash and cash equivalents	11,306	13,791
Restricted cash	1,330	2,280
Rents receivable, net	40,923	36,239
Deferred leasing costs, net	12,616	11,450
Deferred financing costs, net	10,587	12,782
Other assets, net	56,104	12,205
Total assets	$2,227,038	$2,427,615

LIABILITIES AND SHAREHOLDERS’ EQUITY
Unsecured revolving credit facility	$114,000	$—
Unsecured term loans	550,000	550,000
Senior unsecured notes, net of discount	347,842	347,423
Mortgage notes payable, including premiums	137,569	187,694
Liabilities of discontinued operations	95	150
Liabilities of property held for sale	35	343
Accounts payable and other liabilities	48,747	26,471
Due to related persons	1,793	2,161
Assumed real estate lease obligations, net	13,513	15,924
Total liabilities	1,213,594	1,130,166

Commitments and contingencies

Shareholders’ equity:
Common shares of beneficial interest, $.01 par value: 100,000,000 shares
authorized, 71,126,308 and 70,349,227 shares issued and outstanding, respectively	711	703
Additional paid in capital	1,472,480	1,457,631
Cumulative net income	40,825	248,447
Cumulative other comprehensive income (loss)	(129)	37
Cumulative common distributions	(500,443)	(409,369)
Total shareholders’ equity	1,013,444	1,297,449
Total liabilities and shareholders’ equity	$2,227,038	$2,427,615

See accompanying notes.

GOVERNMENT PROPERTIES INCOME TRUST

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(amounts in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Rental income	$62,092	$64,158	$186,864	$186,406

Expenses:
Real estate taxes	7,735	7,027	22,819	21,005
Utility expenses	5,194	5,327	13,788	15,072
Other operating expenses	12,281	11,685	36,659	33,586
Depreciation and amortization	17,161	17,636	51,675	49,254
Loss on impairment of real estate	—	1,616	—	1,616
Acquisition related costs	270	110	459	1,290
General and administrative	3,714	4,329	11,431	11,537
Total expenses	46,355	47,730	136,831	133,360

Operating income	15,737	16,428	50,033	53,046
Interest and other income	2	10	14	68
Interest expense (including net amortization of debt
premiums and discounts and deferred financing fees
of $360, $373, $1,020 and $926, respectively)	(9,137)	(8,845)	(27,894)	(18,530)
Gain (loss) on early extinguishment of debt	34	(541)	34	(541)
Loss on issuance of shares by Select Income REIT	(21)	(39)	(42,145)	(39)
Loss on impairment of Select Income REIT investment	—	—	(203,297)	—
Income (loss) from continuing operations before income taxes
and equity in earnings of investees	6,615	7,013	(223,255)	34,004
Income tax benefit (expense)	13	(7)	(49)	(130)
Equity in earnings of investees	10,294	4,910	16,072	4,931
Income (loss) from continuing operations	16,922	11,916	(207,232)	38,805
Income (loss) from discontinued operations	(11)	706	(390)	3,615
Net income (loss)	16,911	12,622	(207,622)	42,420

Other comprehensive income (loss)
Equity in unrealized loss of investees	(355)	(45)	(166)	(3)
Other comprehensive loss	(355)	(45)	(166)	(3)
Comprehensive income (loss)	$16,556	$12,577	$(207,788)	$42,417

Weighted average common shares outstanding (basic)	71,004	65,481	70,589	58,300
Weighted average common shares outstanding (diluted)	71,021	65,568	70,589	58,385

Per common share amounts:
Income (loss) from continuing operations (basic)	$0.24	$0.18	$(2.94)	$0.67
Income (loss) from continuing operations (diluted)	$0.24	$0.18	$(2.94)	$0.66
Income (loss) from discontinued operations (basic and diluted)	$—	$0.01	$(0.01)	$0.06
Net income (loss) (basic and diluted)	$0.24	$0.19	$(2.94)	$0.73

See accompanying notes.

GOVERNMENT PROPERTIES INCOME TRUST

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Nine Months Ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(207,622)	$42,420
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation	29,115	28,134
Net amortization of debt premiums and discounts and deferred financing fees	1,020	926
(Gain) loss on early extinguishment of debt	(34)	541
Straight line rental income	(2,820)	(3,346)
Amortization of acquired real estate leases	21,771	20,294
Amortization of deferred leasing costs	1,387	1,505
Other non-cash expenses	1,288	1,719
Loss on impairment of real estate	—	1,616
Increase in carrying value of asset held for sale	—	(2,344)
Net gain on sale of properties	—	(774)
Equity in earnings of investees	(16,072)	(4,931)
Loss on issuance of shares by Select Income REIT	42,145	39
Loss on impairment of Select Income REIT investment	203,297	—
Distributions of earnings from Select Income REIT	18,850	7,509
Change in assets and liabilities:
Restricted cash	950	(612)
Deferred leasing costs	(2,408)	(2,319)
Rents receivable	456	(2,082)
Other assets	(865)	(1,687)
Accounts payable and accrued expenses	(1,037)	6,044
Due to related persons	(368)	(611)
Net cash provided by operating activities	89,053	92,041
CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate acquisitions and deposits	—	(56,351)
Real estate improvements	(9,746)	(13,942)
Investment in Select Income REIT	(95,821)	(689,969)
Investment in The RMR Group Inc.	(6,467)	—
Investment in Affiliates Insurance Company	—	(825)
Distributions in excess of earnings from Select Income REIT	15,721	2,811
Proceeds from sale of properties, net	30,520	16,427
Net cash used in investing activities	(65,793)	(741,849)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of mortgage notes payable	(48,476)	(1,635)
Proceeds from issuance of common shares, net	—	349,789
Proceeds from issuance of senior notes, net of discount	—	347,217
Proceeds from unsecured term loans	—	500,000
Repayment of unsecured term loans	—	(500,000)
Borrowings on unsecured revolving credit facility	165,000	314,500
Repayments on unsecured revolving credit facility	(51,000)	(287,000)
Financing fees	(21)	(5,189)
Repurchase of common shares	(174)	—
Distributions to common shareholders	(91,074)	(70,609)
Net cash (used in) provided by financing activities	(25,745)	647,073
Decrease in cash and cash equivalents	(2,485)	(2,735)
Cash and cash equivalents at beginning of period	13,791	7,663
Cash and cash equivalents at end of period	$11,306	$4,928

Supplemental cash flow information:
Interest paid	$30,107	$15,533
Income taxes paid	143	126
Non-cash investing activities:
Investment in The RMR Group Inc. paid in common shares	$13,545	$—
Real estate acquisition funded with the assumption of mortgage debt	$—	$(97,524)
Non-cash financing activities:
Assumption of mortgage debt	$—	$97,524

See accompanying notes.

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(unaudited)

Note 1.    Basis of Presentation

The accompanying condensed consolidated financial statements of Government Properties Income Trust and its subsidiaries, or the Company, we, us or our, are unaudited. Certain information and disclosures required by U.S. generally accepted accounting principles, or GAAP, for complete financial statements have been condensed or omitted.  We believe the disclosures made are adequate to make the information presented not misleading.  However, the accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2014, or our Annual Report.  In the opinion of our management, all adjustments, which include only normal recurring adjustments considered necessary for a fair presentation, have been included.  All intercompany transactions and balances with or among our consolidated subsidiaries have been eliminated.  Our operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.

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

Note 2.    Recent Accounting Pronouncements

In February 2015, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2015-02, Consolidation.  Among other things, this update changes how an entity determines the primary beneficiary of a variable interest entity.  This update is effective for interim and annual periods beginning after December 15, 2015, with early adoption permitted.  The implementation of this update is not expected to have a material impact on our condensed consolidated financial statements.

In April 2015, the FASB issued ASU, No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. In August 2015, the FASB clarified the previous ASU and issued ASU No. 2015-15,  Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements—Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting, which addresses the presentation of debt issuance costs related to line of credit arrangements. These updates are effective for interim and annual reporting periods beginning after December 15, 2015 and require retrospective application. The implementation of these updates is not expected to cause any material changes to our condensed consolidated financial statements other than the reclassification of certain debt issuance costs from assets to contra liabilities on our condensed consolidated balance sheets.  Debt issuance costs related to line of credit arrangements will remain classified as assets in accordance with ASU No. 2015-15. When these updates are adopted, deferred financing costs of $10,587 and $12,782 as of September 30, 2015 and December 31, 2014, respectively, will be reclassified from assets to the related debt obligations on our condensed consolidated balance sheets.

In May 2014, the FASB issued ASU No. 2014-09, Revenue From Contracts With Customers, which outlines a comprehensive model for entities to use in accounting for revenue arising from contracts with customers. This ASU states that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” While this ASU specifically references contracts with customers, it may also apply to certain other transactions such as the sale of real estate.  In July 2015, the FASB approved a one year deferral of the effective date for this ASU to interim and annual reporting periods beginning after December 15, 2017.  We are continuing to evaluate this guidance; however, we do not expect its adoption to have a material impact on our condensed consolidated financial statements, as a substantial portion of our revenue consists of rental income from leasing arrangements, which are specifically excluded from this ASU.

In September 2015, the FASB issued ASU No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, which eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. Instead, acquirers must recognize measurement-period adjustments during the period in which they determine the amounts, including the effect on earnings of any amounts that would have been recorded in previous periods if the accounting had been completed at the acquisition date. This update is effective for interim and annual periods beginning after

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(unaudited)

December 15, 2015, with early adoption permitted.  The implementation of this update is not expected to have a material impact on our condensed consolidated financial statements.

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

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2015	2014	2015	2014
Weighted average common shares for basic earnings per share	71,004	65,481	70,589	58,300
Effect of dilutive securities: unvested share awards	17	87	-	85
Weighted average common shares for diluted earnings per share	71,021	65,568	70,589	58,385

Note 4.   Real Estate Properties

As of September 30, 2015, we owned 71 properties (91 buildings), with an undepreciated carrying value of $1,690,397,  excluding one property (one building) classified as discontinued operations with an undepreciated carrying value of $12,260. We generally lease space in our properties on a gross lease or modified gross lease basis pursuant to fixed term operating leases expiring between 2015 and 2030. Certain of our government tenants have the right to terminate their leases before the lease term expires. Our leases generally require us to pay all or some property operating expenses and to provide all or most property management services. During the three months ended September 30, 2015, we entered into 18 leases for 207,256 rentable square feet for a weighted (by rentable square feet) average lease term of 3.3 years and we made commitments for approximately $1,748 of leasing related costs. During the nine months ended September 30, 2015, we entered into 41 leases for 606,357 rentable square feet for a weighted (by rentable square feet) average lease term of 7.9 years and we made commitments for approximately $9,230 of leasing related costs. We have estimated unspent leasing related obligations of $8,629 as of September 30, 2015.

Acquisition Activities

In August 2015, we terminated two previously disclosed agreements to acquire two office properties  (two buildings) for an aggregate purchase price of $25,950.

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

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(unaudited)

In May 2015, we began marketing for sale an office property (one building) located in Savannah, GA with 35,228 rentable square feet and a net book value of $3,071 as of September 30, 2015.  We can provide no assurance that the sale of this property will occur or what the terms for any such sale would be.  We have classified this property as held for sale as of September 30, 2015.  The results of operations for this property are included in continuing operations in our condensed consolidated financial statements.  Summarized balance sheet information for the property is as follows:

September 30,
2015
Real estate properties, net	$3,071
Rents receivable	1
Other assets	7
Assets of property held for sale	$3,079

Other liabilities	$35
Liabilities of property held for sale	$35

Disposition Activities – Discontinued Operations

In July 2015, we entered into an agreement to sell an office property (one building) located in Falls Church, VA with 164,746 rentable square feet and a net book value of $12,282 at September 30, 2015, for a contract price of $16,500, excluding closing costs.  In September 2015, this agreement was terminated.  We continue to market this property for sale.  We can provide no assurance that the sale of this property will occur or what the terms for any such sale would be.

Results of operations for two properties ( two buildings) we sold in February 2014 and September 2014 and the Falls Church, VA property ( one building) disclosed above which was held for sale prior to our adoption of ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, are classified as discontinued operations in our condensed consolidated financial statements. Summarized balance sheet and income statement information for the properties classified as discontinued operations is as follows:

Balance Sheets:

	September 30,	December 31,
	2015	2014
Real estate properties, net	$12,260	$12,260
Rents receivable	3	782
Other assets	200	123
Assets of discontinued operations	$12,463	$13,165

Other liabilities	$95	$150
Liabilities of discontinued operations	$95	$150

Statements of Operations

	Three Months ended September 30,		Nine Months ended September 30,
	2015	2014	2015	2014
Rental income	$28	$166	$86	$1,652
Real estate taxes	71	(100)	(69)	(373)
Utility expenses	(46)	(50)	(124)	(204)
Other operating expenses	(35)	(41)	(197)	(426)
General and administrative	(29)	(43)	(86)	(152)
Increase in carrying value of asset held for sale	—	—	—	2,344
Net gain on sale of properties	—	774	—	774
Income (loss) from discontinued operations	$(11)	$706	$(390)	$3,615

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

We increased rental income to record revenue on a straight line basis by $613 and $1,135 for the three months ended September 30, 2015 and 2014, respectively, and $2,820 and $3,378 for the nine months ended September 30, 2015 and 2014, respectively.  Rents receivable include $17,837 and $15,017 of straight line rent receivables at September 30, 2015 and December 31, 2014, respectively.

Note 6.   Concentration

Tenant and Credit Concentration

We define annualized rental income as the annualized contractual base rents from our tenants pursuant to our lease agreements as of the measurement date, plus straight line rent adjustments and estimated recurring expense reimbursements to be paid to us, and excluding lease value amortization. The U.S. Government, 12 state governments and the United Nations combined were responsible for approximately 92.8% and 93.2% of our annualized rental income, excluding properties classified as discontinued operations, as of September 30, 2015 and 2014, respectively. The U.S. Government is our largest tenant by annualized rental income and was responsible for approximately 67.5% and 69.6% of our annualized rental income, excluding properties classified as discontinued operations, as of September 30, 2015 and 2014, respectively.

Geographic Concentration

At September 30, 2015, our 71 properties (91 buildings), excluding one property (one building) classified as discontinued operations, were located in 31 states and the District of Columbia.  Properties located in California, Virginia, the District of Columbia, Georgia, New York, Maryland and Massachusetts were responsible for approximately 11.5%, 10.6%, 10.3%, 8.7%, 8.7%, 7.4% and 5.7% of our annualized rental income as of September 30, 2015, respectively.

Note 7.   Indebtedness

At September 30, 2015 and December 31, 2014, our outstanding indebtedness consisted of the following:

	September 30,	December 31,
	2015	2014

Unsecured revolving credit facility, due in 2019	$114,000	$—
Unsecured term loan, due in 2020	300,000	300,000
Unsecured term loan, due in 2022	250,000	250,000
Senior unsecured notes, 3.75% interest rate, including unamortized discounts of $2,158 and $2,577, respectively, due in 2019	347,842	347,423
Mortgage note payable, 5.55% interest rate, including unamortized premiums of $878 and $2,167, respectively, due in 2016(1)	83,878	85,167
Mortgage note payable, 6.21% interest rate, due in 2016(1)	23,586	23,833
Mortgage note payable, 5.88% interest rate, due in 2021(1)	14,215	14,374
Mortgage note payable, 7.00% interest rate, including unamortized premiums of $504 and $605, respectively, due in 2019(1)	9,291	9,563
Mortgage note payable, 8.15% interest rate, including unamortized premiums of $317 and $398, respectively, due in 2021(1)	6,599	7,339
Mortgage note payable, 5.73% interest rate, including unamortized premiums of $0 and $177, respectively, due in 2015(1)(2)	—	47,418
	$1,149,411	$1,085,117

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

Our $750,000 unsecured revolving credit facility is available for general business purposes, including acquisitions. The maturity date of our revolving credit facility is January 31, 2019 and, subject to the payment of an extension fee and meeting certain other conditions, we have an option to extend the stated maturity date of our revolving credit facility by one year to January 31, 2020. Borrowings under our revolving credit facility bear interest at a rate of LIBOR plus a premium, which was 125 basis points at September 30, 2015.  We also pay a facility fee on the total amount of lending commitments under our revolving credit facility, which was 25 basis points per annum at September 30, 2015. Both the interest rate premium and the facility fee are subject to adjustment based upon changes to our credit ratings. As of September 30, 2015, the annual interest rate payable on borrowings under our revolving credit facility was 1.4% and the weighted average annual interest rate for borrowings under our revolving credit facility was 1.4% and 1.5%, respectively, for the three and nine months ended September 30, 2015 and 1.7% for both the three and nine months ended September 30, 2014. As of September 30, 2015 and October 27, 2015, we had $114,000 and $107,000 outstanding under our revolving credit facility, respectively.

Our $300,000 unsecured term loan, which matures on March 31, 2020, is prepayable without penalty at any time. The amount outstanding under our $300,000 term loan bears interest at LIBOR plus a premium, which was 140 basis points at September 30, 2015. The interest rate premium is subject to adjustment based upon changes to our credit ratings. As of September 30, 2015, the annual interest rate for the amount outstanding under our $300,000 term loan was 1.6%. The weighted average annual interest rate under our $300,000 term loan was 1.6% for both the three and nine months ended September 30, 2015.

Our $250,000 unsecured term loan, which matures on March 31, 2022, is prepayable at any time. If our $250,000 term loan is repaid prior to November 22, 2015, a prepayment premium of 2.0% of the amount repaid will be payable. If our $250,000 term loan is repaid during the period from November 22, 2015 to November 21, 2016, a prepayment premium of 1.0% of the amount repaid will be payable. Subsequent to November 21, 2016, no prepayment premium will be payable. The amount outstanding under our $250,000 term loan bears interest at LIBOR plus a premium, which was 180 basis points at September 30, 2015.  The interest rate premium is subject to adjustment based upon changes to our credit ratings. As of September 30, 2015, the annual interest rate for the amount outstanding under our $250,000 term loan was 2.0%. The weighted average annual interest rate under our $250,000 term loan was 2.0% for both the three and nine months ended September 30, 2015.

Our $750,000 revolving credit facility, our $300,000 term loan and our $250,000 term loan are governed by a credit agreement with a syndicate of institutional lenders that includes a number of features common to all of these credit arrangements. This credit agreement also includes a feature under which the maximum aggregate borrowing availability may be increased to up to $2,500,000 on a combined basis in certain circumstances.

Our $350,000 of 3.75% senior unsecured notes due in 2019 are governed by an indenture and a supplement to the indenture, and require semi-annual payments of interest only through maturity.  The outstanding amount of these notes may be prepaid at par (plus accrued and unpaid interest) on or after July 15, 2019 or before that date together with a make whole premium.

Our credit agreement and senior notes indenture and its supplement provide for acceleration of payment of all amounts due thereunder upon the occurrence and continuation of certain events of default, such as, in the case of our credit agreement, a change of control of us, which includes The RMR Group LLC (formerly known as Reit Management & Research LLC), or RMR LLC, ceasing to act as our business manager and property manager. Our senior notes indenture and its supplement and our credit agreement also contain a number of covenants, including covenants that restrict our ability to incur debts or to make distributions under certain circumstances and require us to maintain certain financial ratios.  We believe we were in compliance with the terms and conditions of the respective covenants under our senior unsecured notes indenture and its supplement and our credit agreement at September 30, 2015.

In July 2015, we repaid, at par, a $47,083 mortgage note bearing interest at 5.73% which was secured by a property ( two buildings) located in Indianapolis, IN. This mortgage was scheduled to mature in October 2015.  As a result of this repayment, we recorded a gain on extinguishment of debt of $34 in the three months ended September 30, 2015, which represented the unamortized debt premium and deferred finance fees related to this note.

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(unaudited)

At September 30, 2015, five of our properties (six buildings) with an aggregate net book value of $200,435 secured five mortgage notes that we assumed in connection with the acquisition of such properties. Our mortgage notes are non-recourse, subject to certain limited exceptions and do not contain any material financial covenants.

Note 8.   Fair Value of Assets and Liabilities

Our financial instruments include cash and cash equivalents, restricted cash, rents receivable,  mortgage notes payable, accounts payable, senior unsecured notes, an unsecured revolving credit facility, unsecured term loans, amounts due to related persons, other accrued expenses and security deposits. At September 30, 2015 and December 31, 2014, the fair values of our financial instruments approximated their carrying values in our condensed consolidated financial statements due to their short term nature or variable interest rates, except as follows:

	As of September 30, 2015		As of December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior unsecured notes, 3.75% interest rate, due in 2019	$347,842	$358,206	$347,423	$356,129
Mortgage note payable, 5.55% interest rate, due in 2016(1)	83,878	83,866	85,167	85,171
Mortgage note payable, 6.21% interest rate, due in 2016(1)	23,586	24,400	23,833	25,394
Mortgage note payable, 5.88% interest rate, due in 2021(1)	14,215	14,965	14,374	15,249
Mortgage note payable, 7.00% interest rate, due in 2019(1)	9,291	9,885	9,563	10,275
Mortgage note payable, 8.15% interest rate, due in 2021(1)	6,599	7,066	7,339	7,956
Mortgage note payable, 5.73% interest rate, due in 2015(1)(2)	—	—	47,418	48,233
	$485,411	$498,388	$535,117	$548,407

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

Note 9.   Shareholders’ Equity

Distributions

On February 26, 2015, we paid a distribution to common shareholders of $0.43 per share, or $30,252.    On May 26, 2015, we paid a distribution to common shareholders of $0.43 per share, or $30,256.    On August 24, 2015, we paid a distribution to common shareholders of $0.43 per share, or $30,566.    On October 12, 2015, we declared a distribution payable to common shareholders of record on October 23, 2015 of $0.43 per share, or $30,584. We expect to pay this distribution on or about November 23, 2015 using cash on hand and borrowings under our revolving credit facility.

Share Issuances and Repurchases

During the three and nine months ended September 30, 2015, we issued zero and 23,222, respectively, of our common shares to RMR LLC, as part of the business management fee payable by us under our business management agreement with RMR LLC.  See Note 10 for further information regarding this agreement.

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(unaudited)

On May 12, 2015, we granted 2,500 of our common shares, valued at $19.75 per share, the closing price of our common shares on the New York Stock Exchange, or NYSE, on that day, to each of our five Trustees as part of their annual compensation.

On June 5, 2015, we issued 700,000 of our common shares in connection with our acquisition of an interest in The RMR Group Inc. (formerly known as Reit Management & Research Inc.), or RMR Inc., as further described in Note 10.  RMR Inc. is the parent company of  RMR LLC, our manager.

On September 2, 2015, pursuant to our 2009 Incentive Share Award Plan, we granted an aggregate of 53,100 of our common shares to our officers and certain other employees of our manager, RMR LLC, valued at $15.84 per share, the closing price of our common shares on the NYSE on that day.  On September 24, 2015, we purchased an aggregate of 10,721 of our common shares for $16.12 per share, the closing price of our common shares on the NYSE on that day, from our officers and certain other employees of RMR LLC in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of restricted common shares.

Note 10.   Related Person Transactions

We have relationships and historical and continuing transactions with RMR LLC, RMR Inc., and others related to them, including other companies to which RMR LLC provides management services and which have trustees, directors and officers who are also trustees, directors or officers of us, RMR Inc. or RMR LLC. For further information about these and other such relationships and certain other related person transactions, please refer to our Annual Report and our Current Report on Form 8-K filed with the Securities and Exchange Commission, or SEC, on June 8, 2015.

Acquisition of Interest in our Manager:  On June 5, 2015, we and three other real estate investment trusts, or REITs, to which RMR LLC provides management services – Hospitality Properties Trust, or HPT, Select Income REIT, or SIR, and Senior Housing Properties Trust, or SNH, and collectively with HPT and SIR, the Other REITs – participated in a transaction, or the Up-C Transaction, by which we and the Other REITs each acquired an ownership interest in RMR Inc.

The Up-C Transaction was completed pursuant to a transaction agreement by and among us, our manager, RMR LLC, its then sole member, Reit Management & Research Trust, or RMR Trust, and RMR Inc. and similar transaction agreements that each Other REIT entered into with RMR LLC, RMR Trust and RMR Inc. RMR Trust is owned by our Managing Trustees, Barry and Adam Portnoy. Pursuant to these transaction agreements: we contributed to RMR Inc. 700,000 of our common shares and $3,917 in cash;  HPT contributed to RMR Inc. 1,490,000 of its common shares and $12,622 in cash; SIR contributed to RMR Inc. 880,000 of its common shares and $15,880 in cash; SNH contributed to RMR Inc. 2,345,000 of its common shares and $13,967 in cash; RMR Trust contributed to RMR Inc. $11,520 in cash, which RMR Inc. contributed to RMR LLC; RMR LLC issued 1,000,000 of its class B membership units to RMR Inc.; RMR Inc. issued 1,541,201 shares of its class A common stock to us, 5,019,121 shares of its class A common stock to HPT, 3,166,891 shares of its class A common stock to SIR, 5,272,787 shares of its class A common stock to SNH and 1,000,000 shares of its class B-1 common stock and 15,000,000 shares of its class B-2 common stock to RMR Trust; RMR Trust delivered 15,000,000 of the 30,000,000 class A membership units of RMR LLC which RMR Trust then owned to RMR Inc.; and RMR Inc. delivered to RMR Trust our common shares, the common shares of the Other REITs and the cash which had been contributed by us and the Other REITs to RMR Inc.

The class A common stock and class B-1 common stock of RMR Inc. share ratably as a single class in dividends and other distributions of RMR Inc. when and if declared by the board of directors of RMR Inc. and have the same rights in a liquidation of RMR Inc. The class B-1 common stock of RMR Inc. is convertible into class A common stock of RMR Inc. on a 1:1 basis. The class A common stock of RMR Inc. has one vote per share. The class B-1 common stock of RMR Inc. has 10 votes per share. The class B-2 common stock of RMR Inc. has no economic interest in RMR Inc., but has 10 votes per share and is paired with the class A membership units of RMR LLC owned by RMR Trust. The class A membership units of RMR LLC owned by RMR Trust are required to be redeemed by RMR LLC upon request by RMR Trust for class A common stock of RMR Inc. on a 1:1 basis, or if RMR Inc. elects, cash. Under the governing documents of RMR Inc., upon the redemption of a class A membership unit of RMR LLC, the class B-2 common stock of RMR Inc. “paired” with an equal number of class A membership units are cancelled for no additional consideration.

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(unaudited)

As part of the Up-C Transaction and concurrently with entering the transaction agreements, on June 5, 2015:

•

We entered into an amended and restated business management agreement, or the amended business management agreement, with RMR LLC and an amended and restated property management agreement, or the amended property management agreement, with RMR LLC. The amendments made by these agreements are described below in this Note under “Amendment and Restatement of Management Agreements with RMR LLC.” Each Other REIT also entered amended and restated business and property management agreements with RMR LLC which made similar amendments to their management agreements with RMR LLC.

•

We entered into a registration rights agreement with RMR Inc. covering the class A common stock of RMR Inc. that we received in the Up-C Transaction, pursuant to which we received demand and piggyback registration rights, subject to certain limitations. Each Other REIT entered into a similar registration rights agreement with RMR Inc.

We entered into a lock up and registration rights agreement with RMR Trust and Barry and Adam Portnoy pursuant to which RMR Trust and Barry and Adam Portnoy agreed not to transfer the 700,000 of our common shares RMR Trust received in the Up-C Transaction for a period of 10 years and we granted them certain registration rights, subject to certain limited exceptions. Each Other REIT also entered into a similar lock up and registration rights agreement with RMR Trust and Barry and Adam Portnoy.

As a result of the Up-C Transaction: RMR LLC became a subsidiary of RMR Inc.; RMR Inc. became the managing member of RMR LLC; through our ownership of class A common stock of RMR Inc., we currently have an indirect 5.0% economic interest in RMR LLC; through their ownership of class A common stock of RMR Inc., HPT, SIR and SNH currently have an indirect 16.2%, 10.2% and 17.0% economic interest in RMR LLC, respectively; and RMR Trust through its ownership of class B-1 common stock of RMR Inc.,  class B-2 common stock of RMR Inc. and class A membership units of RMR LLC currently directly and indirectly has a 51.6% economic interest in RMR LLC and controls 91.4% of the voting power of outstanding capital stock of RMR Inc.

Pursuant to the transaction agreements, we and each Other REIT agreed to distribute approximately half of the shares of class A common stock of RMR Inc. received in the Up-C Transaction to our respective shareholders as a special distribution, and RMR Inc. agreed to facilitate this distribution by filing a registration statement with the SEC to register the shares of class A common stock of RMR Inc. to be distributed and by seeking a listing of those shares on a national stock exchange upon the registration statement being declared effective by the SEC.  The distribution of class A common stock of RMR Inc. that we and the Other REITs have agreed to make to our and the Other REITs’ shareholders will be made only after a registration statement, including a prospectus, is declared effective by the SEC.

Amendment and Restatement of Management Agreements with RMR LLC: As part of the Up-C Transaction, on June 5, 2015, we and RMR LLC entered into the amended business management agreement, which amended and restated our previous business management agreement with RMR LLC, and the amended property management agreement, which amended and restated our previous property management agreement with RMR LLC. Our amended business management agreement and amended property management agreement are referred to together in this Note as our amended management agreements. Our amended management agreements were effective as of June 5, 2015.

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

Accounting for Investment in RMR Inc.: On June 5, 2015, we acquired 1,541,201 shares of class A common stock of RMR Inc. for $17,462, excluding transaction costs.  We have concluded, for accounting purposes, that the consideration paid for this investment in RMR Inc.’s shares of class A common stock represented a discount to the fair value of these shares.  We account for this investment under the cost method of accounting and have recorded this investment at its estimated fair value of $39,833 as of June 5, 2015 using Level 3 inputs as defined in the fair value hierarchy under GAAP.  As a result, we recorded a liability for the amount by which the estimated fair value exceeded the price we paid for these shares and which amount we are amortizing as described below.  As of September 30, 2015, the unamortized balance of this liability was $22,025 and it is included in accounts payable and other liabilities in our condensed consolidated balance sheet.  Our investment is included in other assets in our condensed consolidated balance sheet and the carrying value of our investment was $42,384, including transaction costs, as of September 30, 2015.  We believe the carrying value of our investment in RMR Inc. as of September 30, 2015 approximates its estimated fair value for accounting purposes.  The liability related to the acquisition of these shares is being amortized on a straight line basis over the 20 year life of the business and property management agreements with RMR LLC as a reduction to business management fees and property management fees, which are included in general and administrative and other operating expenses, respectively, in our condensed consolidated statements of comprehensive income.  Amortization of the liability, included in general and administrative expense and other operating expenses for the three and nine months ended September 30, 2015, totaled $281 and $346, respectively.

RMR LLC Management Fees and Reimbursements: We recognized business management fees of $2,438 and $2,643 for the three months ended September 30, 2015 and 2014, respectively, and $7,482 and $7,578 for the nine months ended September 30, 2015 and 2014, respectively.  As of September 30, 2015 and 2014, no incentive fees were estimated to be payable to RMR LLC for 2015 and 2014, respectively.  The business management fees we recognized for the 2015 and 2014 periods are included in general and administrative expenses in our condensed consolidated financial statements.  In accordance with the terms of our previous business management agreement, we issued 19,339 and 27,103 of our common shares to RMR LLC for the nine months ended September 30, 2015 and 2014, respectively, as payment for portions of the base business management fees we recognized for those periods.  Our amended business management agreement requires that 100% of the management fee due to RMR LLC be paid by us in cash.

Pursuant to our property management agreement with RMR LLC, the property management fees, including construction supervision fees, we recognized were $1,930 and $2,095 for the three months ended September 30, 2015 and 2014, respectively, and $5,861 and $6,034 for the nine months ended September 30, 2015 and 2014, respectively. These amounts are included in operating expenses or have been capitalized, as appropriate, in our condensed consolidated financial statements.

Pursuant to our previous and amended management agreements with RMR LLC, we are responsible for paying all of the property level operating costs which costs are generally incorporated into rents charged to our tenants, including certain payroll and related costs incurred by RMR LLC.  The total of those property management related reimbursements paid to RMR LLC for the three months ended September 30, 2015 and 2014 were $3,011 and $2,312 respectively, and $8,478 and $6,332 for the nine months ended September 30, 2015 and 2014, respectively, and these amounts are included in property operating expenses in our condensed consolidated financial statements for these periods.  In addition, we have historically awarded share grants to certain RMR LLC employees under our equity compensation plan and we accrue estimated amounts for such share grants based upon historical practices throughout the year.  In September 2015 and 2014, we made annual share grants to RMR LLC employees of 53,100 and 51,150 of our common shares, respectively.  In September 2015, we purchased 10,721 of our common shares, at the closing price for our common shares on the NYSE on the date of purchase, from certain of our officers and other employees of RMR LLC in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of restricted common shares.  In addition, under our business management agreement we reimburse RMR LLC for our allocable costs for internal audit services.  The amounts accrued for share grants to RMR LLC employees and internal audit costs were $292 and $508 for the three months ended September 30, 2015 and 2014, respectively, and $725 and $973 for the nine months ended September 30, 2015 and 2014, respectively, and these amounts are included in our general and administrative expenses for these periods.

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(unaudited)

Leases with RMR LLC: We lease office space to RMR LLC in certain of our properties for its property management offices.  Pursuant to our lease agreements with RMR LLC, we recognized rental income from RMR LLC for leased office space of approximately $111 and $14 for the three months ended September 30, 2015 and 2014, respectively, and approximately $278 and $47  for the nine months ended September 30, 2015 and 2014, respectively.

SIR:  On February 28, 2015, we entered into a share purchase agreement, or the GOV Purchase Agreement, with Lakewood Capital Partners, LP, or Lakewood, the other persons who are members of a group with Lakewood, or, together with Lakewood, the Lakewood Parties, and, for the purpose of specified sections, SIR, pursuant to which, on March 4, 2015, we acquired 3,418,421 common shares of SIR from Lakewood for a cash purchase price equal to approximately $95,203.  On February 28, 2015, the SIR common shares that we acquired pursuant to the GOV Purchase Agreement represented approximately 3.9% of SIR’s outstanding common shares.  We funded our acquisition of these SIR common shares with cash on hand and borrowings under our revolving credit facility.  As of September 30, 2015, we owned 24,918,421 SIR common shares, or approximately 27.9% of SIR’s total outstanding common shares.

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

On February 28, 2015, our Managing Trustees, Messrs. Barry and Adam Portnoy, entered into separate share purchase agreements with the Lakewood Parties, with provisions similar to the GOV Purchase Agreement, including the per share purchase price, pursuant to which, on March 4, 2015, Messrs. Barry Portnoy and Adam Portnoy acquired 107,606 and 87,606 SIR common shares, respectively, from Lakewood and, on March 5, 2015, Messrs. Barry Portnoy and Adam Portnoy acquired 2,429 and 2,429 SIR common shares, respectively, from Mr. William H. Lenehan, one of the Lakewood Parties.  Concurrently with entering into the agreements among us, Messrs. Barry Portnoy and Adam Portnoy and the Lakewood Parties, Lakewood withdrew its nomination of Mr. Lenehan for election to SIR’s board of trustees at SIR’s 2015 annual meeting of shareholders. See Note 11 for further information regarding our investment in SIR.

AIC:  As of September 30, 2015, our investment in Affiliates Insurance Company, or AIC, an Indiana insurance company, had a carrying value of $6,926, which amount is included in other assets on our condensed consolidated balance sheet.  We recognized income (loss) of ($24) and $38 related to our investment in AIC for the three months ended September 30, 2015 and 2014, respectively, and $70 and $59 for the nine months ended September 30, 2015 and 2014, respectively.  Our other comprehensive income (loss) includes unrealized gains (losses) on securities held for sale which are owned by AIC of ($72) and ($33)  for the three months ended September 30, 2015 and 2014, respectively, and ($91) and $8 for the nine months ended September 30, 2015 and 2014, respectively.

In June 2015, we and the other shareholders of AIC renewed our participation in an insurance program arranged by AIC.  In connection with that renewal, we purchased a three year combined property insurance policy providing $500,000 of coverage annually with the premium to be paid annually and a one year combined policy providing terrorism coverage of $200,000 for our properties which policies were arranged by AIC.  We paid aggregate annual premiums, including taxes and fees, of approximately $1,277 in connection with these policies for the policy year ending June 30, 2016, and this amount may be adjusted from time to time as we acquire and dispose of properties that are included in this insurance program.

Directors’ and Officers’ Liability Insurance:  In August 2015, we extended through September 2017 our combined directors' and officers' insurance policy with RMR LLC and five other companies managed by RMR LLC that provides $10,000 in aggregate primary coverage.  At that time, we also extended through September 2016 our separate additional directors' and officers' liability insurance policies that provide $20,000 of aggregate excess coverage plus $5,000 of excess non-indemnifiable coverage.  The total premium payable by us for these extensions was approximately $338.

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(unaudited)

Note 11.   Equity Investment in Select Income REIT

As described in Note 10, as of September 30, 2015, we owned 24,918,421, or approximately 27.9%, of the then outstanding SIR common shares.  SIR is a REIT that is primarily focused on owning and investing in net leased, single tenant properties.

We account for our investment in SIR under the equity method. Under the equity method, we record our proportionate share of SIR’s net income as equity in earnings of an investee in our condensed consolidated statements of comprehensive income. For the three and nine months ended September 30, 2015, we recorded $8,425 and $18,850 of equity in the earnings of SIR, respectively.

During the three and nine months ended September 30, 2015, SIR issued 45,389 and 29,414,279 common shares, respectively.  We recognized a loss on issuance of shares by SIR of $21 and $42,145, respectively, during the three and nine months ended September 30, 2015 as a result of the per share issuance price of these SIR common shares being below the then average per share carrying value of our SIR common shares.

We periodically evaluate our equity investment in SIR for possible indicators of other than temporary impairment whenever events or changes in circumstances indicate the carrying amount of the investment might not be recoverable. These indicators may include the length of time and the extent to which the market value of our investment is below our carrying value, the financial condition of SIR, our intent and ability to be a long term holder of the investment and other considerations. If the decline in fair value is judged to be other than temporary, we record an impairment charge to adjust the basis of the investment to its estimated fair value.  In performing our periodic evaluation of other than temporary impairment of our investment in SIR during the second quarter of 2015, we determined, based on the length of time and the extent to which the market value of our SIR investment was below our carrying value, that the decline in fair value was other than temporary.  Accordingly, we recorded a $203,297 loss on impairment to reduce the carrying value of our SIR investment to its estimated fair value during the second quarter of 2015.  We estimated fair value using the closing price of SIR common shares on the NYSE as of June 30, 2015.

The cost of our investments in SIR exceeded our proportionate share of SIR’s total shareholders’ equity book value on their dates of acquisition by an aggregate of $166,272. As required under GAAP, we were amortizing this difference to equity in earnings of investees over the average remaining useful lives of the real estate assets and intangible assets and liabilities owned by SIR as of the respective dates of our acquisition.  This amortization decreased our equity in the earnings of SIR by zero and $4,742 for the three and nine months ended September 30, 2015, respectively, and $2,637 for both the three and nine months ended September 30, 2014.  Recording the loss on impairment noted above resulted in the carrying value of our SIR investment to be less than our proportionate share of SIR’s total shareholders’ book equity as of June 30, 2015.  As a result, the previous basis difference was eliminated and we are currently amortizing a basis difference of ($95,035) to earnings over the estimated remaining useful lives of the real estate assets and intangible assets and liabilities owned by SIR as of June 30, 2015.  This amortization increased our equity in the earnings of SIR by $1,893 for both the three and nine months ended September 30, 2015.

During the three and nine months ended September 30, 2015, we received cash distributions from SIR totaling $12,459 and $34,571, respectively, and $10,320 for both the three and nine months ended September 30, 2014.

The following summarized financial data of SIR as reported in SIR’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2015, or the SIR Quarterly Report, includes the results of operations for periods prior to July 9, 2014 (the date on which we acquired our initial interest in SIR). References in our financial statements to the SIR Quarterly Report are included as references to the source of the data only, and the information in the SIR Quarterly Report is not incorporated by reference into our financial statements.

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(unaudited)

Condensed Consolidated Balance Sheets:

	September 30,	December 31,
	2015	2014
Real estate properties, net	$3,894,684	$1,772,510
Properties held for sale	67,250	-
Acquired real estate leases, net	558,027	120,700
Cash and cash equivalents	25,247	13,504
Rents receivable, net	91,506	68,385
Other assets, net	124,933	18,132
Total assets	$4,761,647	$1,993,231

Revolving credit facility	$305,000	$77,000
Term loan	350,000	350,000
Senior notes	1,435,095	-
Mortgage notes payable	286,945	18,816
Assumed real estate lease obligations, net	92,536	26,475
Other liabilities	119,267	40,493
Noncontrolling interest	3,270	-
Shareholders' equity	2,169,534	1,480,447
Total liabilities and shareholders' equity	$4,761,647	$1,993,231

Condensed Consolidated Statements of Income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Rental income	$94,745	$48,523	$267,389	$142,051
Tenant reimbursements and other income	17,197	8,177	46,182	24,234
Total revenues	111,942	56,700	313,571	166,285

Operating expenses	21,184	10,282	57,368	30,246
Depreciation and amortization	33,070	10,653	90,179	30,442
Acquisition related costs	402	5,365	21,720	5,739
General and administrative	6,328	3,749	19,488	11,123
Total expenses	60,984	30,049	188,755	77,550
Operating income	50,958	26,651	124,816	88,735

Interest expense	(20,034)	(3,033)	(53,710)	(10,025)
Gain (loss) on early extinguishment of debt	—	—	(6,845)	243
Income before income tax expense and equity in earnings (losses) of an investee	30,924	23,618	64,261	78,953
Income tax expense	(98)	(30)	(324)	(120)
Equity in earnings (losses) of an investee	(25)	38	70	59
Gain on sale of property	-	116	-	116
Net income	30,801	23,742	64,007	79,008
Net income allocated to noncontrolling interest	(46)	-	(135)	-
Net income attributed to SIR	$30,755	$23,742	$63,872	$79,008

Weighted average common shares outstanding (basic)	89,267	59,857	85,827	54,642
Weighted average common shares outstanding (diluted)	89,274	59,910	85,837	54,688
Basic net income attributed to SIR per common share	$0.34	$0.40	$0.74	$1.45
Diluted net income attributed to SIR per common share	$0.34	$0.40	$0.74	$1.44

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(unaudited)

Note 12.   Segment Information

We operate in two separate reportable business segments: ownership of properties that are primarily leased to government tenants and our equity method investment in SIR.

	Three months ended September 30, 2015
	Investment	Investment
	in Real Estate	in SIR	Corporate	Consolidated
Rental income	$62,092	$—	$—	$62,092

Expenses:
Real estate taxes	7,735	—	—	7,735
Utility expenses	5,194	—	—	5,194
Other operating expenses	12,281	—	—	12,281
Depreciation and amortization	17,161	—	—	17,161
Acquisition related costs	270	—	—	270
General and administrative	—	—	3,714	3,714
Total expenses	42,641	—	3,714	46,355

Operating income (loss)	19,451	—	(3,714)	15,737
Interest and other income	—	—	2	2
Interest expense	(1,727)	—	(7,410)	(9,137)
Gain on early extinguishment of debt	34	—	—	34
Loss on issuance of shares by SIR	—	(21)	—	(21)
Income (loss) from continuing operations before income taxes and
equity in earnings (losses) of investees	17,758	(21)	(11,122)	6,615
Income tax benefit	—	—	13	13
Equity in earnings (losses) of investees	—	10,318	(24)	10,294
Income (loss) from continuing operations	17,758	10,297	(11,133)	16,922
Loss from discontinued operations	(11)	—	—	(11)
Net income (loss)	$17,747	$10,297	$(11,133)	$16,911

	Nine months ended September 30, 2015
	Investment	Investment
	in Real Estate	in SIR	Corporate	Consolidated
Rental income	$186,864	$—	$—	$186,864

Expenses:
Real estate taxes	22,819	—	—	22,819
Utility expenses	13,788	—	—	13,788
Other operating expenses	36,659	—	—	36,659
Depreciation and amortization	51,675	—	—	51,675
Acquisition related costs	459	—	—	459
General and administrative	—	—	11,431	11,431
Total expenses	125,400	—	11,431	136,831

Operating income (loss)	61,464	—	(11,431)	50,033
Interest and other income	—	—	14	14
Interest expense	(21,618)	—	(6,276)	(27,894)
Gain on early extinguishment of debt	34	—	—	34
Loss on issuance of shares by SIR	—	(42,145)	—	(42,145)
Loss on impairment of SIR investment	—	(203,297)	—	(203,297)
Income (loss) from continuing operations before income taxes and
equity in earnings of investees	39,880	(245,442)	(17,693)	(223,255)
Income tax expense	—	—	(49)	(49)
Equity in earnings of investees	—	16,002	70	16,072
Income (loss) from continuing operations	39,880	(229,440)	(17,672)	(207,232)
Loss from discontinued operations	(390)	—	—	(390)
Net income (loss)	$39,490	$(229,440)	$(17,672)	$(207,622)

	As of September 30, 2015
	Investment	Investment
	in Real Estate	in SIR	Corporate	Consolidated
Total Assets	$1,643,834	$511,872	$71,332	$2,227,038

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(unaudited)

	Three months ended September 30, 2014
	Investment	Investment
	in Real Estate	in SIR	Corporate	Consolidated
Rental income	$64,158	$—	$—	$64,158

Expenses:
Real estate taxes	7,027	—	—	7,027
Utility expenses	5,327	—	—	5,327
Other operating expenses	11,685	—	—	11,685
Depreciation and amortization	17,636	—	—	17,636
Loss on impairment of real estate	1,616	—	—	1,616
Acquisition related costs	110	—	—	110
General and administrative	—	—	4,329	4,329
Total expenses	43,401	—	4,329	47,730

Operating income (loss)	20,757	—	(4,329)	16,428
Interest and other income	—	—	10	10
Interest expense	(2,326)	—	(6,519)	(8,845)
Loss on early extinguishment of debt	—	—	(541)	(541)
Loss on issuance of shares by SIR	—	(39)	—	(39)
Income (loss) from continuing operations before income taxes and
equity in earnings of investees	18,431	(39)	(11,379)	7,013
Income tax expense	—	—	(7)	(7)
Equity in earnings of investees	—	4,872	38	4,910
Income (loss) from continuing operations	18,431	4,833	(11,348)	11,916
Income from discontinued operations	706	—	—	706
Net income (loss)	$19,137	$4,833	$(11,348)	$12,622

	Nine months ended September 30, 2014
	Investment	Investment
	in Real Estate	in SIR	Corporate	Consolidated
Rental income	$186,406	$—	$—	$186,406

Expenses:
Real estate taxes	21,005	—	—	21,005
Utility expenses	15,072	—	—	15,072
Other operating expenses	33,586	—	—	33,586
Depreciation and amortization	49,254	—	—	49,254
Loss on impairment of real estate	1,616	—	—	1,616
Acquisition related costs	1,070	—	220	1,290
General and administrative	—	—	11,537	11,537
Total expenses	121,603	—	11,757	133,360

Operating income (loss)	64,803	—	(11,757)	53,046
Interest and other income	—	—	68	68
Interest expense	(13,029)	—	(5,501)	(18,530)
Loss on early extinguishment of debt	—	—	(541)	(541)
Loss on issuance of shares by SIR	—	(39)	—	(39)
Income (loss) from continuing operations before income taxes and
equity in earnings of investees	51,774	(39)	(17,731)	34,004
Income tax expense	—	—	(130)	(130)
Equity in earnings of investees	—	4,872	59	4,931
Income (loss) from continuing operations	51,774	4,833	(17,802)	38,805
Income from discontinued operations	3,615	—	—	3,615
Net income (loss)	$55,389	4,833	$(17,802)	$42,420

	As of December 31, 2014
	Investment	Investment
	in Real Estate	in SIR	Corporate	Consolidated
Total Assets	$1,714,130	$680,137	$33,348	$2,427,615

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with our financial statements and accompanying notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2014, or our Annual Report.

OVERVIEW

We are a real estate investment trust, or REIT, organized under Maryland law. As of September 30, 2015, we owned 71 properties (91 buildings), excluding one property (one building) classified as discontinued operations.  Our properties are located in 31 states and the District of Columbia and contain approximately 10.7 million rentable square feet, of which 63.4% was leased to the U.S. Government, 20.2% was leased to 12 state governments, 1.7% was leased to the United Nations, an international intergovernmental organization, 8.2% was leased to various non-governmental organizations and 6.5% was available for lease as of September 30, 2015. The U.S. Government, 12 state governments and the United Nations combined were responsible for 92.8% and 93.2% of our annualized rental income, as defined below, as of September 30, 2015 and 2014, respectively.

As of September 30, 2015, we also owned 24,918,421 common shares, or approximately 27.9% of the outstanding common shares, of Select Income REIT, or SIR. SIR is a REIT that is primarily focused on owning and investing in net leased, single tenant properties.  See Notes 10 and 11 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information regarding our investment in SIR. We account for our investment in SIR under the equity method.

Property Operations

As of September 30, 2015, excluding one property (one building) classified as discontinued operations, 93.5% of our rentable square feet was leased, compared to 95.4% of our rentable square feet as of September 30, 2014.  Occupancy data for our properties as of September 30, 2015 and 2014 is as follows (square feet in thousands):

			Comparable
	All Properties(1)		Properties(2)
	September 30,		September 30,
	2015	2014	2015	2014
Total properties	71	72	67	67
Total buildings	91	92	86	86
Total square feet(3)	10,701	11,037	9,971	9,969
Percent leased(3)(4)	93.5%	95.4%	93.1%	95.0%

(1)	Based on properties we owned on September 30, 2015 and September 30, 2014, respectively, and excludes one property (one building) classified as discontinued operations.
(2)

Based on properties we owned on September 30, 2015 and which we owned continuously since January 1, 2014, and excludes one property (one building) classified as discontinued operations.  Our comparable properties increased from 63 properties (79 buildings) at September 30, 2014 as a result of our acquisition of five properties (eight buildings) during the year ended December 31, 2013 and the sale of one property (one building) from continuing operations during the nine months ended September 30, 2015.

(3)	Subject to modest changes when space is re-measured or re-configured for tenants.
(4)

Percent leased includes (i) space being fitted out for tenant occupancy pursuant to our lease agreements, if any, and (ii) space which is leased, but is not occupied or is being offered for sublease by tenants, if any, as of the measurement date.

The average annualized effective rental rate per square foot for our properties for the three and nine months ended September 30, 2015 and 2014 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Average annualized effective rental rate per square foot(1):
All properties(2)	$24.97	$24.68	$24.72	$24.74
Comparable properties(3)	$25.00	$24.42	$24.51	$24.31

(1)

Average annualized effective rental rate per square foot represents annualized total rental income during the period specified divided by the average rentable square feet leased during the period specified. Excludes one property (one building) classified as discontinued operations.

(2)	Based on properties we owned on September 30, 2015 and excludes one property (one building) classified as discontinued operations.
(3)

Based on properties we owned on September 30, 2015 and which we owned continuously since July 1, 2014 and January 1, 2014, respectively, and excludes one property (one building) classified as discontinued operations.

During the three and nine months ended September 30, 2015 changes in rentable square feet leased and available for lease at our properties, excluding one property (one building) classified as discontinued operations, were as follows:

	Three Months Ended September 30, 2015			Nine Months Ended September 30, 2015
		Available			Available
	Leased	for Lease	Total	Leased	for Lease	Total
Beginning of period	10,091,890	607,474	10,699,364	10,473,975	562,768	11,036,743
Changes resulting from:
Disposition of a property	—	—	—	(337,500)	—	(337,500)
Lease expirations	(294,010)	294,010	—	(737,696)	737,696	—
Lease renewals(1)	176,366	(176,366)	—	527,465	(527,465)	—
New leases(1)	30,890	(30,890)	—	78,892	(78,892)	—
Remeasurements(2)	—	1,600	1,600	—	1,721	1,721
End of period	10,005,136	695,828	10,700,964	10,005,136	695,828	10,700,964

(1)	Based on leases entered into during the three and nine months ended September 30, 2015, respectively.
(2)	Subject to modest changes when space is re-measured or re-configured for tenants.

Leases at our properties, excluding one property (one building) classified as discontinued operations, totaling 294,010 and 737,696 rentable square feet expired during the three and nine months ended September 30, 2015, respectively.  During the three and nine months ended September 30, 2015, we entered into leases totaling 207,256 and 606,357  rentable square feet, respectively, which includes lease renewals of 176,366 and 527,465 rentable square feet, respectively.  The weighted (by rentable square feet) average rental rates for leases of 154,945 and 437,381 rentable square feet entered into with government tenants during the three and nine months ended September 30, 2015 increased by 17.4% and 5.4%, respectively, when compared to the weighted (by rentable square feet) average prior rents for the same space. The weighted (by rentable square feet) average rental rates for leases of 52,311 and 168,976 rentable square feet entered into with non-government tenants during the three and nine months ended September 30, 2015 increased by 0.6% and decreased by 1.3%, respectively, when compared to the weighted (by rentable square feet) average rental rates previously charged for the same space.

During the three and nine months ended September 30, 2015, changes in effective rental rates per square foot achieved for new leases and lease renewals that commenced during the three and nine months ended September 30, 2015, when compared to prior effective rental rates per square foot in effect for the same space (and excluding space acquired vacant) were as follows:

	Three Months Ended September 30, 2015			Nine Months Ended September 30, 2015
	Old Effective	New Effective		Old Effective	New Effective
	Rent Per	Rent Per	Rentable	Rent Per	Rent Per	Rentable
	Square Foot(1)	Square Foot(1)	Square Feet	Square Foot(1)	Square Foot(1)	Square Feet
New leases	$19.93	$20.96	3,975	$24.15	$19.61	56,002
Lease renewals	$14.81	$16.81	161,788	$18.81	$19.49	560,240
Total leasing activity	$14.94	$16.91	165,763	$19.30	$19.50	616,242

(1)

Effective rental rate includes contractual base rents from our tenants pursuant to our lease agreements, plus straight line rent adjustments and estimated expense reimbursements to be paid to us, and excluding lease value amortization.

During the three and nine months ended September 30, 2015, commitments made for expenditures, such as tenant improvements and leasing costs, in connection with leasing space at our properties were as follows:

	Government	Non-Government
Three Months Ended September 30, 2015	Leases	Leases	Total
Rentable square feet leased during the period	154,945	52,311	207,256
Tenant leasing costs and concession commitments(1) (in thousands)	$150	$1,598	$1,748
Tenant leasing costs and concession commitments per rentable square foot(1)	$0.96	$30.55	$8.43
Weighted (by square feet) average lease term (years)	2.4	6.0	3.3
Total leasing costs and concession commitments per rentable square foot per year(1)	$0.40	$5.10	$2.56

	Government	Non-Government
Nine Months Ended September 30, 2015	Leases	Leases	Total
Rentable square feet leased during the period	437,381	168,976	606,357
Tenant leasing costs and concession commitments(1) (in thousands)	$4,385	$4,845	$9,230
Tenant leasing costs and concession commitments per rentable square foot(1)	$10.03	$28.67	$15.22
Weighted (by square feet) average lease term (years)	8.2	6.8	7.9
Total leasing costs and concession commitments per rentable square foot per year(1)	$1.22	$4.19	$1.94

(1)	Includes commitments made for leasing expenditures and concessions, such as tenant improvements, leasing commissions, tenant reimbursements and free rent.

During the three and nine months ended September 30, 2015 and 2014, amounts capitalized at our properties, excluding properties classified as discontinued operations, for tenant improvements, leasing costs, building improvements and development and redevelopment activities were as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Tenant improvements(1)	$2,213	$1,861	$5,039	$5,386
Leasing costs(2)	$439	$437	$2,876	$1,439
Building improvements(3)	$2,210	$2,788	$4,151	$5,783
Development, redevelopment and other activities(4)	$946	$168	$1,167	$1,169

(1)	Tenant improvements include capital expenditures used to improve tenants’ space or amounts paid directly to tenants to improve their space.
(2)	Leasing costs include leasing related costs, such as brokerage commissions and other tenant inducements.
(3)	Building improvements generally include expenditures to replace obsolete building components and expenditures that extend the useful life of existing assets.
(4)

Development, redevelopment and other activities generally include (i) major capital expenditures that are identified at the time of a property acquisition and incurred within a short time period after acquiring the property, and (ii) major capital expenditure projects that reposition a property or result in new sources of revenue.

We believe that current government budgetary pressures may cause an increased demand for leased space by government tenants, as opposed to governments acquiring buildings or constructing new buildings.  However, these same budgetary pressures may also result in a decrease in government employment, government tenants improving their space utilization or consolidation into existing government owned properties, thereby reducing the demand for government leased space. Our historical experience with respect to properties of the type we own that are majority leased to government tenants has been that government tenants frequently renew leases to avoid the costs and disruptions that may result from relocating their operations. However, relocation may become more prevalent if efforts by government tenants to improve their space utilization require significant reconfiguration of currently leased space. Accordingly, we are unable to reasonably project what the financial impact of market conditions or changing government financial circumstances will be on our financial results for future periods.

As of September 30, 2015, excluding one property (one building) classified as discontinued operations, we had leases totaling 799,794 rentable square feet that were scheduled to expire through September 30, 2016. As of October 28, 2015, tenants with leases totaling 155,996 rentable square feet, that are scheduled to expire through September 30, 2016, have notified us that they do not plan to renew their leases upon expiration and we can provide no assurance as to whether additional tenants may or may not renew their leases upon expiration. Based upon current market conditions and tenant negotiations for leases scheduled to expire through September 30, 2016, we expect that the rental rates we are likely to achieve on new or renewed leases for space under expiring leases through September 30, 2016 will, in the aggregate and on a weighted (by annualized revenues) average basis, be slightly lower than the rates currently being paid, thereby generally resulting in lower revenue from the same space. However, we can provide no assurance that the rental rates we expect will occur or that we will not experience material declines in our rental income due to vacancies upon lease expirations.  Prevailing market conditions and government tenants' needs at the time we negotiate and conclude leases will generally determine rental rates and demand for leased space in our properties; and market conditions and government tenants' needs are beyond our control.  As of September 30, 2015, lease expirations at our properties, excluding one property (one building) classified as discontinued operations, by year are as follows (dollars in thousands):

	Number	Expirations			Annualized
	of	of Leased		Cumulative	Rental		Cumulative
	Tenants	Square	Percent	Percent	Income	Percent	Percent
Year(1)	Expiring	Feet(2)	of Total	of Total	Expiring(3)	of Total	of Total
2015	14	185,047	1.8%	1.8%	$4,264	1.8%	1.8%
2016	42	1,041,824	10.4%	12.2%	35,633	14.8%	16.6%
2017	40	801,246	8.0%	20.2%	15,941	6.6%	23.2%
2018	40	1,161,801	11.6%	31.8%	32,056	13.3%	36.5%
2019	33	1,856,044	18.6%	50.4%	46,757	19.4%	55.9%
2020	33	1,325,513	13.2%	63.6%	30,976	12.9%	68.8%
2021	16	873,659	8.7%	72.3%	17,049	7.1%	75.9%
2022	11	693,583	6.9%	79.2%	14,857	6.2%	82.1%
2023	13	544,551	5.4%	84.6%	12,600	5.2%	87.3%
2024 and thereafter	24	1,521,868	15.4%	100.0%	30,276	12.7%	100.0%
Total	266	10,005,136	100.0%		$240,409	100.0%

Weighted average remaining lease term (in years)		4.8			4.5

(1)

The year of lease expiration is pursuant to current contract terms. Some government tenants have the right to vacate their space before the stated expirations of their leases. As of September 30, 2015, government tenants occupying approximately 7.3% of our rentable square feet and responsible for approximately 6.8% of our annualized rental income as of September 30, 2015 have currently exercisable rights to terminate their leases before the stated terms of their leases expire. Also in 2015, 2016, 2017, 2018, 2019, 2020, 2022 and 2023, early termination rights become exercisable by other tenants who currently occupy an additional approximately 2.4%, 6.2%, 3.2%, 1.3%, 4.7%, 3.0%, 2.1% and 1.4% of our rentable square feet, respectively, and contribute an additional approximately 0.7%, 5.7%, 2.6%, 1.4%, 5.2%, 2.9%, 1.5% and 1.2% of our annualized rental income, respectively, as of September 30, 2015. In addition, as of September 30, 2015, 14 of our government tenants have currently exercisable rights to terminate their leases if their respective legislature or other funding authority does not appropriate rent amounts in their respective annual budgets. These 14 tenants occupy approximately 14.7% of our rentable square feet and contribute approximately 15.4% of our annualized rental income as of September 30, 2015.

(2)

Leased square feet is pursuant to leases existing as of September 30, 2015, and includes (i) space being fitted out for tenant occupancy pursuant to our lease agreements, if any, and (ii) space which is leased, but is not occupied or is being offered for sublease by tenants, if any.  Square feet measurements are subject to modest changes when space is re-measured or re-configured for new tenants.

(3)

Annualized rental income is calculated using the annualized contractual base rents from our tenants pursuant to our lease agreements as of September 30, 2015, plus straight line rent adjustments and estimated recurring expense reimbursements to be paid to us, and excluding lease value amortization.

Acquisition and Disposition Activities (dollar amounts in thousands)

In August 2015, we terminated two previously disclosed agreements to acquire two office properties (two buildings) for an aggregate purchase price of $25,950.

In February 2015, one of our U.S. Government tenants exercised its option to acquire the office property (one building) it leased from us located in Riverdale, MD with 337,500 rentable square feet. The sales price was $30,600, excluding closing costs.

In May 2015, we began marketing for sale an office property (one building) located in Savannah, GA with 35,228 rentable square feet and a net book value of $3,071 as of September 30, 2015.

In July 2015, we entered into an agreement to sell an office property (one building) located in Falls Church, VA with 164,746 rentable square feet and a net book value of $12,282 at September 30, 2015, for a contract price of $16,500, excluding closing costs.  In September 2015, this agreement was terminated.  We continue to market this property for sale.

We can provide no assurance that we will sell the properties we are marketing for sale or what the terms of any such sale would be.

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

On June 5, 2015, we acquired 1,541,201 shares of class A common stock of The RMR Group Inc. (formerly known as Reit Management & Research Inc.), or RMR Inc., for $17,462, excluding transaction costs. As payment for the RMR Inc. shares, we issued 700,000 of our common shares valued at $13,545 and paid the remainder of the purchase price in cash. Through our acquisition of the RMR Inc. shares, we indirectly acquired an economic ownership of 5.0% of our manager, The RMR Group LLC (formerly known as Reit Management & Research LLC), or RMR LLC.  We have agreed to distribute approximately half of the RMR Inc. shares we acquired to our shareholders as a special distribution (excluding shares we may receive as a shareholder of SIR, which we currently intend to retain), and RMR Inc. agreed to facilitate this distribution by filing a registration statement with the SEC to register those shares to be distributed and by seeking a listing of those shares on a national stock exchange.  We will not distribute our RMR Inc. shares until such a registration statement is declared effective by the SEC.

For more information about these transactions, see Notes 9, 10, and 11 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which are incorporated herein by reference.

RESULTS OF OPERATIONS (amounts in thousands, except per share amounts)

Three Months Ended September 30, 2015, Compared to Three Months Ended September 30, 2014

					Acquired Property Results(2)		Disposed Property Results(3)
	Comparable Properties Results(1)				Three Months Ended		Three Months Ended		Consolidated Results
	Three Months Ended September 30,				September 30,		September 30,		Three Months Ended September 30,
			$	%							$	%
	2015	2014	Change	Change	2015	2014	2015	2014	2015	2014	Change	Change

Rental income	$61,763	$61,639	$124	0.2%	$329	$79	$—	$2,440	$62,092	$64,158	$(2,066)	(3.2)%
Operating expenses:
Real estate taxes	7,658	6,661	997	15.0%	77	9	—	357	7,735	7,027	708	10.1%
Utility expenses	5,186	5,094	92	1.8%	8	1	—	232	5,194	5,327	(133)	(2.5)%
Other operating expenses	12,254	11,228	1,026	9.1%	27	3	—	454	12,281	11,685	596	5.1%
Total operating expenses	25,098	22,983	2,115	9.2%	112	13	—	1,043	25,210	24,039	1,171	4.9%
Net operating income(4)	$36,665	$38,656	$(1,991)	(5.2)%	$217	$66	$—	$1,397	36,882	40,119	(3,237)	(8.1)%

Other expenses:
Depreciation and amortization									17,161	17,636	(475)	(2.7)%
Loss on impairment of real estate									—	1,616	(1,616)	nm
Acquisition related costs									270	110	160	145.5%
General and administrative									3,714	4,329	(615)	(14.2)%
Total other expenses									21,145	23,691	(2,546)	(10.7)%
Operating income									15,737	16,428	(691)	(4.2)%
Interest and other income									2	10	(8)	(80.0)%
Interest expense (including net amortization of debt premiums and discounts and deferred financing fees of $360 and $373, respectively)									(9,137)	(8,845)	(292)	3.3%
Gain (loss) on early extinguishment of debt									34	(541)	575	nm
Loss on issuance of shares by SIR									(21)	(39)	18	(46.2)%
Income from continuing operations before income taxes and equity in earnings of investees									6,615	7,013	(398)	(5.7)%
Income tax benefit (expense)									13	(7)	20	nm
Equity in earnings of investees									10,294	4,910	5,384	109.7%
Income from continuing operations									16,922	11,916	5,006	42.0%
Income (loss) from discontinued operations									(11)	706	(717)	nm
Net income									$16,911	$12,622	$4,289	34.0%

Weighted average common shares outstanding (basic)									71,004	65,481	5,523	8.4%
Weighted average common shares outstanding (diluted)									71,021	65,568	5,453	8.3%

Per common share amounts (basic and diluted):
Income from continuing operations									$0.24	$0.18	$0.06	33.3%
Income (loss) from discontinued operations									$—	$0.01	$(0.01)	nm
Net income									$0.24	$0.19	$0.05	26.3%

Calculation of Funds From Operations and Normalized Funds From Operations(5)

Net income									$16,911	$12,622
Plus: Depreciation and amortization									17,161	17,636
Plus: Loss on impairment of real estate									—	1,616
Plus: FFO attributable to SIR investment									17,780	11,230
Less: Equity in earnings from SIR									(10,318)	(4,872)
Less: Net gain on sale of properties from discontinued operations									—	(774)
Funds from operations									41,534	37,458
Plus: Acquisition related costs									270	110
Plus: Loss on early extinguishment of debt									—	541
Plus: Loss on issuance of shares by SIR									21	39
Plus: Normalized FFO attributable to SIR investment									17,892	12,874
Less: FFO attributable to SIR investment									(17,780)	(11,230)
Less: Gain on early extinguishment of debt									(34)	—
Normalized funds from operations									$41,903	$39,792
Funds from operations per common share (basic and diluted)									$0.58	$0.57
Normalized funds from operations per common share (basic and diluted)									$0.59	$0.61

(1)

Comparable properties consist of 70 properties (90 buildings) we owned on September 30, 2015 and which we owned continuously since July 1, 2014, and excludes one property (one building) classified as discontinued operations.

(2)	Acquired property consists of one property (one building) we owned on September 30, 2015, which we acquired during the period from July 1, 2014 to September 30, 2015.

(3)	Disposed property consists of one property (one building) we sold during the nine months ended September 30, 2015 that was not classified as discontinued operations.

(4)

The calculation of net operating income, or NOI, excludes certain components of net income (loss) in order to provide results that are more closely related to our property level results of operations. We calculate NOI, as shown above. We define NOI as income from our rental of real estate less our property operating expenses. NOI excludes amortization of capitalized tenant improvement costs and leasing commissions. We consider NOI to be an appropriate supplemental measure to net income (loss) because it may help both investors and management to understand the operations of our properties. We use NOI to evaluate individual and company wide property level performance, and we believe that NOI provides useful information to investors regarding our results of operations because it reflects only those income and expense items that are generated and incurred at the property level and may facilitate comparisons of our operating performance between periods and with other REITs. NOI does not represent cash generated by operating activities in accordance with U.S. generally accepted accounting principles, or GAAP, and should not be considered as an alternative to net income (loss), operating income or cash flow from operating activities, determined in accordance with GAAP, or as an indicator of our financial performance or liquidity, nor is this measure necessarily indicative of sufficient cash flow to fund all of our needs. This measure should be considered in conjunction with net income (loss), operating income and cash flow from operating activities as presented in our condensed consolidated statements of comprehensive income and condensed consolidated statements of cash flows. Other real estate companies and REITs may calculate NOI differently than we do.

(5)

We calculate funds from operations, or FFO and normalized funds from operations, or Normalized FFO as shown above. FFO is calculated on the basis defined by The National Association of Real Estate Investment Trusts, or NAREIT, which is net income (loss), calculated in accordance with GAAP, plus real estate depreciation and amortization and the difference between FFO attributable to an equity investment and equity in earnings of an equity investee but excluding impairment charges on real estate assets, carrying value adjustments of real estate assets held for sale, any gain or loss on sale of properties, as well as certain other adjustments currently not applicable to us. Our calculation of Normalized FFO differs from NAREIT's definition of FFO because we include the difference between FFO and Normalized FFO attributable to our equity investment in SIR, we include estimated business management incentive fees, if any, only in the fourth quarter versus the quarter when they are recognized as expense in accordance with GAAP and we exclude acquisition related costs, gains or losses on early extinguishment of debt, loss on impairment of SIR investment and losses on issuance of shares by SIR. We consider FFO and Normalized FFO to be appropriate measures of operating performance for a REIT, along with net income (loss), operating income and cash flow from operating activities. We believe that FFO and Normalized FFO provide useful information to investors because by excluding the effects of certain historical amounts, such as depreciation expense, FFO and Normalized FFO may facilitate a comparison of our operating performance between periods and with other REITs. FFO and Normalized FFO are among the factors considered by our Board of Trustees when determining the amount of distributions to our shareholders. Other factors include, but are not limited to, requirements to maintain our status as a REIT, limitations in our credit facility and term loan agreement and public debt covenants, the availability of debt and equity capital, our expectation of our future capital requirements and operating performance, our receipt of distributions from SIR and our expected needs and availability of cash to pay our obligations. FFO and Normalized FFO do not represent cash generated by operating activities in accordance with GAAP and should not be considered as alternatives to net income (loss), operating income or cash flow from operating activities, determined in accordance with GAAP, or as indicators of our financial performance or liquidity, nor are these measures necessarily indicative of sufficient cash flow to fund all of our needs. These measures should be considered in conjunction with net income (loss), operating income and cash flow from operating activities as presented in our condensed consolidated statements of comprehensive income and condensed consolidated statements of cash flows. Other real estate companies and REITs may calculate FFO and Normalized FFO differently than we do.

We refer to the 70 properties (90 buildings) we owned on September 30, 2015 and which we have owned continuously since July 1, 2014, excluding one property (one building) classified as discontinued operations, as comparable properties. We refer to the property  (one building) that we owned as of September 30, 2015, which we acquired during the period from July 1, 2014 to September 30, 2015, as the acquired property. We refer to the property (one building) that we sold during the period from July 1, 2014 to September 30, 2015 that was not classified as discontinued operations, as the disposed property.

Our condensed consolidated statements of comprehensive income for the three months ended September 30, 2015 include the operating results of the acquired property for the entire period, as we acquired this property prior to July 1, 2015 and excludes the operating results of the disposed property for the entire period, as that property was sold prior to July 1, 2015.  Our condensed consolidated statements of comprehensive income for the three months ended September 30, 2014 include the operating results of the acquired property for less than the entire period, as we acquired that property during that period, and the disposed property for the entire period, as we sold that property after that period.

References to changes in the income and expense categories below relate to the comparison of consolidated results for the three month period ended September 30, 2015, compared to the three month period ended September 30, 2014.

Rental income. The decrease in rental income reflects the net effect of acquired and disposed properties and a modest increase in rental income for comparable properties. Rental income from the acquired property increased $250. Rental income from the disposed property declined $2,440.  Rental income for comparable properties increased $124 due primarily to rental increases at certain of our properties partially offset by a decrease in occupied space at certain of our properties in the 2015 period.  Rental income includes non-cash straight line rent adjustments totaling $613 in the 2015 period and $1,135 in the 2014 period, and amortization of acquired leases and assumed lease obligations totaling ($298) in the 2015 period and ($225) in the 2014 period.

Real estate taxes. The increase in real estate taxes reflects the net effect of acquired and disposed properties and an increase in real estate taxes for comparable properties. Real estate taxes from the acquired property increased $68.  Real estate taxes from the disposed property declined $357. Real estate taxes for comparable properties increased $997 due primarily to the effect of higher tax assessments at certain of our properties in the 2015 period.

Utility expenses. The decrease in utility expenses reflects the net effect of acquired and disposed properties and an increase in utility expenses for comparable properties. Utility expenses from the acquired property increased $7.  Utility expenses from the disposed property declined $232.  Utility expenses at comparable properties increased $92 primarily due to higher electricity usage at certain of our properties during the 2015 period.

Other operating expenses. Other operating expenses consist of salaries and benefit costs of property level personnel, repairs and maintenance expense, cleaning expense, other direct costs of operating our properties, and property management fees, net of amortization of the liability we recorded in connection with our June 2015 acquisition of RMR Inc. shares as discussed above (see Note 10 to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding this liability).  The increase in other operating expenses reflects the net effect of acquired and disposed properties and an increase in expenses for comparable properties. Other operating expenses from the acquired property increased $24.  Other operating expenses from the disposed property declined $454.  Other operating expenses at comparable properties increased $1,026 primarily as a result of repair and maintenance costs and property insurance expense increases at certain of our properties during the 2015 period.

Depreciation and amortization. The decrease in depreciation and amortization reflects the net effect of property acquisitions and dispositions, the effect of certain assets becoming fully depreciated, and improvements made to certain of our properties since July 1, 2014. Depreciation and amortization from the acquired property increased $89.  Depreciation and amortization from the disposed property declined $513.  Depreciation and amortization at comparable properties declined $51 due primarily to certain depreciable leasing related assets becoming fully depreciated in 2014 and 2015, partially offset by depreciation and amortization of improvements made to certain of our properties after July 1, 2014.

Loss on impairment of real estate. Loss on asset impairment relates to the adjustment to reduce the carrying value of one property (one building) classified as held for sale during the 2014 period to estimated fair value less costs to sell.

Acquisition related costs. Acquisition related costs in both the 2015 and 2014 periods include legal and due diligence costs incurred in connection with our property acquisitions and other investment activity.

General and administrative. General and administrative expenses consist of fees pursuant to our business management agreement,  net of amortization of the liability we recorded in connection with our June 2015 acquisition of RMR Inc. shares as discussed above (see Note 10 to the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report), equity compensation expense, legal and accounting fees, Trustees’ fees and expenses, securities listing and transfer agency fees and other costs relating to our status as a publicly traded company. The decrease in general and administrative expenses primarily reflects the decrease in professional service costs during the 2015 period.

Interest and other income. The decrease in interest and other income is primarily the result of a smaller amount of investable cash in the 2015 period compared to the 2014 period.

Interest expense. The increase in interest expense reflects higher average outstanding debt balances and higher weighted average interest rates on those borrowings during the 2015 period compared to the 2014 period.

Gain (loss) on early extinguishment of debt.  We recorded a $34 gain on early extinguishment of debt in the 2015 period in connection with the repayment of a mortgage note.  We recorded a $541 loss on early extinguishment of debt in the 2014 period in connection with the repayment of a $500,000 term loan.

Loss on issuance of shares by SIR. Loss on issuance of shares by SIR is a result of the issuance of common shares by SIR at prices below our then per share carrying value of our SIR common shares.

Income tax benefit (expense).  The change in income tax benefit (expense) reflects a decrease in our accrued state income tax liability during the 2015 period due to lower estimated operating income in certain jurisdictions in 2015.

Equity in earnings of investees. Equity in earnings of investees represents our proportionate share of earnings from our investments in SIR and Affiliates Insurance Company, or AIC, and amortization of the difference between the basis of our SIR investment and our proportionate share of SIR’s total shareholders’ equity book value.

Income (loss) from discontinued operations. Income (loss) from discontinued operations reflects operating results for one property (one building) sold during the 2014 period and one property (one building) included in discontinued operations and held for sale as of September 30, 2015.

Net income. Our net income increased in the 2015 period compared to the 2014 period as a result of the changes noted above.

Nine Months Ended September 30, 2015, Compared to Nine Months Ended September 30, 2014

					Acquired Properties Results(2)		Disposed Property Results(3)
	Comparable Properties Results(1)				Nine Months Ended		Nine Months Ended		Consolidated Results
	Nine Months Ended September 30,				September 30,		September 30,		Nine Months Ended September 30,
			$	%							$	%
	2015	2014	Change	Change	2015	2014	2015	2014	2015	2014	Change	Change

Rental income	$170,948	$172,494	$(1,546)	(0.9)%	$14,383	$6,545	$1,533	$7,367	$186,864	$186,406	$458	0.2%
Operating expenses:
Real estate taxes	21,038	19,476	1,562	8.0%	1,579	470	202	1,059	22,819	21,005	1,814	8.6%
Utility expenses	13,398	14,237	(839)	(5.9)%	292	165	98	670	13,788	15,072	(1,284)	(8.5)%
Other operating expenses	33,863	31,565	2,298	7.3%	2,454	838	342	1,183	36,659	33,586	3,073	9.1%
Total operating expenses	68,299	65,278	3,021	4.6%	4,325	1,473	642	2,912	73,266	69,663	3,603	5.2%
Net operating income(4)	$102,649	$107,216	$(4,567)	(4.3)%	$10,058	$5,072	$891	$4,455	113,598	116,743	(3,145)	(2.7)%

Other expenses:
Depreciation and amortization									51,675	49,254	2,421	4.9%
Loss on impairment of real estate									—	1,616	(1,616)	nm
Acquisition related costs									459	1,290	(831)	(64.4)%
General and administrative									11,431	11,537	(106)	(0.9)%
Total other expenses									63,565	63,697	(132)	(0.2)%
Operating income									50,033	53,046	(3,013)	(5.7)%
Interest and other income									14	68	(54)	(79.4)%
Interest expense (including net amortization of debt premiums and discounts and deferred financing fees of $1,020 and $926, respectively)									(27,894)	(18,530)	(9,364)	50.5%
Gain (loss) on early extinguishment of debt									34	(541)	575	nm
Loss on issuance of shares by SIR									(42,145)	(39)	(42,106)	nm
Loss on impairment of SIR investment									(203,297)	—	(203,297)	nm
Income (loss) from continuing operations before income taxes and equity in earnings of investees									(223,255)	34,004	(257,259)	(756.6)%
Income tax expense									(49)	(130)	81	(62.3)%
Equity in earnings of investees									16,072	4,931	11,141	225.9%
Income (loss) from continuing operations									(207,232)	38,805	(246,037)	(634.0)%
Income (loss) from discontinued operations									(390)	3,615	(4,005)	nm
Net income (loss)									$(207,622)	$42,420	$(250,042)	(589.4)%

Weighted average common shares outstanding (basic)									70,589	58,300	12,289	21.1%
Weighted average common shares outstanding (diluted)									70,589	58,385	12,204	20.9%

Per common share amounts (basic and diluted):
Income (loss) from continuing operations (basic)									$(2.94)	$0.67	$(3.61)	nm
Income (loss) from continuing operations (diluted)									$(2.94)	$0.66	$(3.60)	nm
Income (loss) from discontinued operations									$(0.01)	$0.06	$(0.07)	nm
Net income (loss)									$(2.94)	$0.73	$(3.67)	nm

Calculation of Funds From Operations and Normalized Funds From Operations(5)

Net income (loss)									$(207,622)	$42,420
Plus: Depreciation and amortization									51,675	49,254
Plus: Loss on impairment of real estate									—	1,616
Plus: FFO attributable to SIR investment									43,961	11,230
Less: Equity in earnings from SIR									(16,002)	(4,872)
Less: Increase in carrying value of asset held for sale									—	(2,344)
Less: Net gain on sale of properties from discontinued operations									—	(774)
Funds from operations									(127,988)	96,530
Plus: Acquisition related costs									459	1,290
Plus: Loss on early extinguishment of debt									—	541
Plus: Loss on issuance of shares by SIR									42,145	39
Plus: Loss on impairment of SIR investment									203,297	—
Plus: Normalized FFO attributable to SIR investment									51,177	12,874
Less: FFO attributable to SIR investment									(43,961)	(11,230)
Less: Gain on early extinguishment of debt									(34)	—
Normalized funds from operations									$125,095	$100,044
Funds from operations per common share (basic)									$(1.81)	$1.66
Funds from operations per common share (diluted)									$(1.81)	$1.65
Normalized funds from operations per common share (basic and diluted)									$1.77	$1.71

(1)

Comparable properties consist of 67 properties (86 buildings) we owned on September 30, 2015 and which we owned continuously since January 1, 2014, and excludes one property (one building) classified as discontinued operations.

(2)	Acquired properties consist of four properties (five buildings) we owned on September 30, 2015, which we acquired during the period from January 1, 2014 to September 30, 2015.

(3)	Disposed property consists of one property (one building) we sold during the period from January 1, 2015 to September 30, 2015.

(4)	See footnote (4) on page 24 for a definition of NOI.

(5)	See footnote (5) on page 24 for a definition of FFO and Normalized FFO.

We refer to the 67 properties (86 buildings) we owned on September 30, 2015 and which we have owned continuously since January 1, 2014, excluding one property (one building) classified as discontinued operations, as comparable properties. We refer to the four properties (five buildings) that we owned as of September 30, 2015, which we acquired during the period from January 1, 2014 to September 30, 2015, as acquired properties. We refer to the property (one building) that we sold during the period from January 1, 2014 to September 30, 2015 that was not classified as discontinued operations, as the disposed property.

Our condensed consolidated statements of comprehensive income for the nine months ended September 30, 2015 include the operating results of the acquired properties for the entire period, as we acquired those properties prior to January 1, 2015, and the disposed property for less than the entire period, as that property was sold during the 2015 period. Our condensed consolidated statements of comprehensive income for the nine months ended September 30, 2014 include the operating results of the acquired properties for less than the entire period, as we acquired those properties during that period, and the disposed property for the entire period, as we sold that property after that period.

References to changes in the income and expense categories below relate to the comparison of consolidated results for the nine month period ended September 30, 2015, compared to the nine month period ended September 30, 2014.

Rental income. The increase in rental income reflects the net effect of acquired and disposed properties offset by a decrease in rental income for comparable properties.  Rental income from the acquired properties increased $7,838. Rental income from the disposed property declined $5,834.   Rental income for comparable properties declined $1,546 due primarily to decreases in occupied space at certain of our properties in the 2015 period. Rental income includes non-cash straight line rent adjustments totaling $2,820 in the 2015 period and $3,378 in the 2014 period, and amortization of acquired leases and assumed lease obligations totaling ($862) in the 2015 period and ($630) in the 2014 period.

Real estate taxes. The increase in real estate taxes reflects the net effect of acquired and disposed properties and an increase in real estate taxes for comparable properties. Real estate taxes from the acquired properties increased $1,109.  Real estate taxes from the disposed property declined $857.  Real estate taxes for comparable properties increased $1,562 due primarily to the effect of higher tax assessments at certain of our properties in the 2015 period.

Utility expenses. The decrease in utility expenses primarily reflects the net effect of acquired and disposed properties  and a decrease in utility expenses for comparable properties. Utility expenses from the acquired properties increased $127.  Utility expense from the disposed property declined $572.  Utility expenses at comparable properties declined $839 due primarily to colder than normal temperatures experienced in certain parts of the United States during the winter of 2014.

Other operating expenses. The increase in other operating expenses reflects the net effect of acquired and disposed properties and an increase in expenses for comparable properties. Other operating expenses from the acquired properties increased $1,616.  Other operating expenses from the disposed property declined $841.  Other operating expenses at comparable properties increased $2,298 primarily as a result of increases in repair and maintenance costs at certain of our properties during the 2015 period and a reduction of property management fees from amortization of the liability we recorded in connection with our June 2015 acquisition of RMR Inc. shares as discussed above (see Note 10 to the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report).

Depreciation and amortization. The increase in depreciation and amortization reflects the net effect of property acquisitions and dispositions and improvements made to certain of our properties since January 1, 2014. Depreciation and amortization from the acquired properties increased $4,288.  Depreciation and amortization from the disposed property declined $2,029.  Depreciation and amortization at comparable properties increased $162, due primarily to depreciation and amortization of improvements made to certain of our properties after January 1, 2014, partially offset by certain depreciable leasing related assets becoming fully depreciated in 2014 and 2015.

Loss on impairment of real estate.  Loss on asset impairment relates to the adjustment to reduce the carrying value of one property (one building) classified as held for sale during the 2014 period to estimated fair value less costs to sell.

Acquisition related costs. Acquisition related costs in both the 2015 and 2014 periods include legal and due diligence costs incurred in connection with our property acquisitions and other investment activity.

General and administrative. The decrease in general and administrative expenses primarily reflects higher audit, insurance and other administrative costs in the 2014 period, partially offset by an increase in net business management fees recognized in amounts due under our business management agreement as a result of our net property acquisitions since January 1, 2014 net of amortization of the liability we recorded in connection with our June 2015 acquisition of RMR Inc. shares as discussed above (see Note 10 to the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report).

Interest and other income. The decrease in interest and other income is primarily the result of a smaller amount of investable cash in the 2015 period compared to the 2014 period.

Interest expense. The increase in interest expense reflects higher average outstanding debt balances and higher weighted average interest rates on those borrowings during the 2015 period compared to the 2014 period.

Gain (loss) on early extinguishment of debt.  We recorded a $34 gain on early extinguishment of debt in the 2015 period in connection with the repayment of a mortgage note.  We recorded a $541 loss on early extinguishment of debt in the 2014 period in connection with the repayment of a $500,000 term loan.

Loss on issuance of shares by SIR. Loss on issuance of shares by SIR is a result of  the issuance of common shares by SIR during the 2015 period at prices below our then per share carrying value of our SIR common shares.

Loss on impairment of SIR investment. We recorded a $203,297 loss on impairment in the 2015 period to reduce the carrying value of our SIR investment to its estimated fair value.

Income tax expense. The decrease in income tax expense reflects lower operating income in certain jurisdictions in the 2015 period compared to the 2014 period.

Equity in earnings of investees. Equity in earnings of investees represents our proportionate share of earnings from our investments in SIR and AIC, and amortization of the difference between the basis of our SIR investment and our proportionate share of SIR’s total shareholders’ equity book value.

Income (loss) from discontinued operations. Income (loss) from discontinued operations reflects operating results of two properties (two buildings) sold during the 2014 period, and one property (one building) included in discontinued operations and held for sale as of September 30, 2015. Income (loss) from discontinued operations for the 2014 period includes a $2,344 increase in the carrying value of one property (one building) included in discontinued operations and a $774 gain from the sale of one property (one building) included in discontinued operations.

Net income (loss). We experienced a net loss in the 2015 period compared to net income in the 2014 period as a result of the changes noted above.

LIQUIDITY AND CAPITAL RESOURCES

Our Operating Liquidity and Resources (dollar amounts in thousands)

Our principal source of funds to meet operating and capital expenses and debt service obligations and pay distributions on our common shares is the operating cash flow we generate from the rental income from our properties and the distributions we receive from our investment in SIR. We believe that our operating cash flow will be sufficient to meet our operating and capital expenses and debt service obligations and pay distributions on our common shares for the next 12 months and for the foreseeable future thereafter. Our future cash flows from operating activities will depend primarily upon:

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

Our changes in cash flows for the nine months ended September 30, 2015 compared to the same period in 2014 were as follows: (i) cash provided by operating activities decreased from $92,041 in 2014 to $89,053 in 2015; (ii) cash used in investing activities decreased from $741,849 in 2014 to $65,793 in 2015; and (iii) cash flow from financing activities changed from $647,073 of cash provided by financing activities in 2014 to $25,745 cash used in financing activities in 2015.

The decrease in cash provided by operating activities for the nine month period ended September 30, 2015 as compared to the corresponding prior year period primarily reflects increased payments for interest on borrowings and a decrease in property NOI the 2015 period,  partially offset by an increase in distributions received from our investment in SIR common shares in the 2015 period.  The decrease in cash used in investing activities for the nine month period ended September 30, 2015 as compared to the corresponding prior year period was due primarily to our acquisition of approximately 21.5 million SIR common shares in the 2014 period. The change in cash (used in) provided by financing activities for the nine months period ended September 30, 2015 as compared to the corresponding prior year period was due primarily to a common equity offering and an unsecured senior debt issuance during the 2014 period.

Our Investment and Financing Liquidity and Resources (dollar amounts in thousands, except per share and per square foot amounts)

In order to fund acquisitions and to meet cash needs that may result from timing differences between our receipt of rents and our desire or need to make distributions or pay operating or capital expenses, we maintain a $750,000 revolving credit facility.  The maturity date of our revolving credit facility is January 31, 2019 and, subject to the payment of an extension fee and meeting certain other conditions, we have an option to extend the stated maturity date of our revolving credit facility by one year to January 31, 2020. Borrowings under our revolving credit facility bear interest at a rate of LIBOR plus a premium, which was 125 basis points at September 30, 2015.  We also pay a facility fee on the total amount of lending commitments under our revolving credit facility, which was 25 basis points per annum at September 30, 2015. Both the interest rate premium and the facility fee are subject to adjustment based upon changes to our credit ratings. We can borrow and repay and reborrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity. As of September 30, 2015, the annual interest rate payable on borrowings under our revolving credit facility was 1.4%. As of September 30, 2015 and October 27, 2015, we had $114,000 and $107,000, respectively, outstanding and $636,000 and $643,000, respectively, available to borrow under our revolving credit facility.

Our $750,000 revolving credit facility is governed by a credit agreement with a syndicate of institutional lenders, which also governs our two unsecured term loans:

•

Our $300,000 unsecured term loan, which matures on March 31, 2020, is prepayable without penalty at any time. The amount outstanding under our $300,000 term loan bears interest at LIBOR plus a premium, which was 140 basis points at September 30, 2015. The interest rate premium is subject to adjustment based upon changes to our credit ratings. As of September 30, 2015, the annual interest rate for the amount outstanding under our $300,000 term loan was 1.6%.

•

Our $250,000 unsecured term loan, which matures on March 31, 2022, is prepayable at any time. If our $250,000 term loan is repaid prior to November 22, 2015, a prepayment premium of 2.0% of the amount repaid would be payable. If our $250,000 term loan is repaid during the period from November 22, 2015 to November 21, 2016, a prepayment premium of 1.0% of the amount repaid would be payable. Subsequent to November 21, 2016, no prepayment premium would be payable. The amount outstanding under our $250,000 term loan bears interest at LIBOR plus a premium, which was 180 basis points at September 30, 2015. The interest rate premium is subject to adjustment based upon changes to our credit ratings. As of September 30, 2015, the annual interest rate for the amount outstanding under our $250,000 term loan was 2.0%.

Our credit agreement also includes a feature under which the maximum borrowing availability may be increased to up to $2,500,000 on a combined basis in certain circumstances.

Our $350,000 of 3.75% senior unsecured notes are due 2019 and require semi-annual payment of interest only.

None of our unsecured debt obligations require sinking fund payments prior to their maturity dates.  Our $135,870 in mortgage debt generally requires monthly payments of principal and interest through maturity.

In addition to our debt obligations, as of September 30, 2015, we have estimated unspent leasing related obligations of $8,629.  Our debt maturities (other than our revolving credit facility) are as follows: $429 in 2015, $107,933 in 2016, $1,549 in 2017, $1,671 in 2018, $359,440 in 2019 and $564,848 thereafter.

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

On February 26, 2015, we paid a distribution to common shareholders of $0.43 per share, or approximately  $30,252.  On May 26, 2015, we paid a distribution to common shareholders of $0.43 per share, or approximately $30,256.  On August 24, 2015, we paid a distribution to common shareholders of $0.43 per share, or $30,566.    We funded these distributions using cash on hand and borrowings under our revolving credit facility. On October 12, 2015, we declared a distribution payable to common shareholders of record on October 23, 2015 of $0.43 per share, or approximately  $30,584. We expect to pay this distribution on or about November 23, 2015 using cash on hand and borrowings under our revolving credit facility.

In July 2015, we repaid, at par, a $47,083 mortgage note bearing interest at 5.73% which was secured by a property (two buildings) located in Indianapolis, IN with cash on hand and borrowings under our revolving credit facility. This mortgage was scheduled to mature in October 2015.

Off Balance Sheet Arrangements

As of September 30, 2015, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Debt Covenants (dollars in thousands)

Our principal debt obligations at September 30, 2015 consist of borrowings under our $750,000 unsecured revolving credit facility, our $300,000 unsecured term loan, our $250,000 unsecured term loan, $350,000 of publicly issued senior unsecured notes and five secured mortgage loans that were assumed in connection with certain of our acquisitions. Our publicly issued senior unsecured notes are governed by an indenture.  Our senior notes indenture and its supplement and our credit agreement for our revolving credit facility and our two term loans provides for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, such as, in the case of our credit agreement, a change of control of us, which includes RMR LLC ceasing to act as our business manager and property manager. Our senior notes indenture and its supplement and our credit agreement also contain a number of covenants which generally restrict our ability to incur debts, including debts secured by mortgages on our properties, in excess of calculated amounts, restrict our ability to make distributions under certain circumstances and require us to maintain various financial ratios. Our mortgage loans are non-recourse, subject to certain limited exceptions, and do not contain any material financial covenants.  As of September 30, 2015, we believe we were in compliance with the terms and conditions of our respective covenants under our senior notes indenture and its supplement and our credit agreement.

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

Our credit agreement has cross default provisions to other indebtedness that is recourse of $25,000 or more and indebtedness that is non-recourse of $50,000 or more. Similarly, our senior unsecured notes indenture and its supplement contain cross default provisions to any other debts of more than $25,000.

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

At September 30, 2015, our outstanding fixed rate debt consisted of the following:

		Annual	Annual		Interest
	Principal	Interest	Interest		Payments
Debt	Balance(1)	Rate(1)	Expense(1)	Maturity	Due
Senior notes	$350,000	3.75%	$13,307	2019	Semi-annually
Mortgage	83,000	5.55%	4,670	2016	Monthly
Mortgage	23,586	6.21%	1,485	2016	Monthly
Mortgage	14,215	5.88%	847	2021	Monthly
Mortgage	8,787	7.00%	624	2019	Monthly
Mortgage	6,282	8.15%	519	2021	Monthly
	$485,870		$21,452

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

Our senior notes require semi-annual interest payments through maturity. Our mortgages generally require principal and interest payments through maturity pursuant to amortization schedules. Because these debts bear interest at a fixed rate, changes in market interest rates during the term of these debts will not affect our interest obligations. If these debts were refinanced at interest rates which are 100 basis points higher or lower than shown above, our per annum interest cost would increase or decrease, respectively, by approximately $4,924.

Changes in market interest rates would affect the fair value of our fixed rate debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt. Based on the balances outstanding at September 30, 2015, and discounted cash flow analysis through the respective maturity dates, and assuming no other changes in factors that may affect the fair value of our fixed rate debt obligations, a hypothetical immediate 100 basis point change in interest rates would change the fair value of those obligations by approximately $10,624.

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

At September 30, 2015, our floating rate debt consisted of $114,000 outstanding under our $750,000 unsecured revolving credit facility, our $300,000 unsecured term loan and our $250,000 unsecured term loan. Our revolving credit facility matures in January 2019, and subject to our meeting certain conditions, including our payment of an extension fee, we have the option to extend the stated maturity by one year to January 2020. No principal repayments are required under our revolving credit facility or our term loans prior to maturity, and repayments under our revolving credit facility may be made, and redrawn subject to conditions, at any time without penalty. Our $300,000 unsecured term loan matures on March 31, 2020. Our $250,000 unsecured term loan matures on March 31, 2022. Amounts outstanding under our unsecured term loans may be repaid at any time, but after they are repaid amounts may not be redrawn. Our $300,000 unsecured term loan may be repaid without penalty at any time. If our $250,000 unsecured term loan is repaid prior to November 22, 2015, a prepayment premium of 2.0% of the amount repaid would be incurred. If our $250,000 unsecured term loan is repaid during the period from November 22, 2015 to November 21, 2016, a prepayment premium of 1.0% of the amount repaid would be incurred.  Subsequent to November 21, 2016, no prepayment premium would be incurred.

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

The following table presents the impact a 100 basis point increase in interest rates would have on our annual floating rate interest expense as of September 30, 2015:

	Impact of Changes in Interest Rates
		Outstanding	Total Interest	Annual Earnings
	Interest Rate(1)	Debt	Expense Per Year	Per Share Impact(2)

At September 30, 2015	1.7%	$664,000	$11,445	$0.16
100 bps increase	2.7%	$664,000	$18,177	$0.26

(1)	Weighted based on the respective interest rates and outstanding borrowings under our revolving credit facility and term loans as of September 30, 2015.
(2)	Based on the weighted average shares outstanding (diluted) for the nine months ended September 30, 2015.

The following table presents the impact a 100 basis point increase in interest rates would have on our annual floating rate interest expense as of September 30, 2015 if we were fully drawn on our revolving credit facility and our term loans remained outstanding:

	Impact of Changes in Interest Rates
		Outstanding	Total Interest	Annual Earnings
	Interest Rate(1)	Debt	Expense Per Year	Per Share Impact(2)

At September 30, 2015	1.6%	$1,300,000	$21,089	$0.30
100 bps increase	2.6%	$1,300,000	$34,269	$0.49

(1)	Weighted based on the respective interest rates and outstanding borrowings under our revolving credit facility (assuming fully drawn) and our term loans as of September 30, 2015.
(2)	Based on the weighted average shares outstanding (diluted) for the nine months ended September 30, 2015.

The foregoing tables show the impact of an immediate change in floating interest rates as of September 30, 2015. If interest rates were to change gradually over time, the impact would be spread over time. Our exposure to fluctuations in floating interest rates will increase or decrease in the future with increases or decreases in the outstanding amount under our revolving credit facility, our term loans or our other floating rate debt, if any. Although we have no present plans to do so, we may in the future enter into hedge arrangements from time to time to mitigate our exposure to changes in interest rates.

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

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•	OUR ABILITY TO PAY DISTRIBUTIONS TO OUR SHAREHOLDERS AND THE AMOUNT OF SUCH DISTRIBUTIONS,

•	OUR EXPECTATION THAT WE WILL BENEFIT FINANCIALLY FROM OUR OWNERSHIP INTEREST IN SIR,

•	OUR POLICIES AND PLANS REGARDING INVESTMENTS AND FINANCINGS,

•	THE FUTURE AVAILABILITY OF BORROWINGS UNDER OUR REVOLVING CREDIT FACILITY,

•	OUR EXPECTATION THAT THERE WILL BE OPPORTUNITIES FOR US TO ACQUIRE, AND THAT WE WILL ACQUIRE, ADDITIONAL PROPERTIES THAT ARE MAJORITY LEASED TO GOVERNMENT TENANTS,

•	OUR EXPECTATIONS REGARDING DEMAND FOR LEASED SPACE BY THE U.S. GOVERNMENT AND STATE AND LOCAL GOVERNMENTS,

•	OUR ABILITY TO RAISE EQUITY OR DEBT CAPITAL,

•	OUR ABILITY TO PAY INTEREST ON AND PRINCIPAL OF OUR DEBT,

•	OUR ABILITY TO APPROPRIATELY BALANCE OUR DEBT AND EQUITY CAPITAL,

•	OUR CREDIT RATINGS,

•	OUR EXPECTATION THAT WE WILL BENEFIT FROM OUR OWNERSHIP OF RMR INC.,

•	OUR EXPECTATION THAT WE BENEFIT FROM OUR OWNERSHIP OF AIC AND FROM OUR PARTICIPATION IN INSURANCE PROGRAMS ARRANGED BY AIC,

•	THE CREDIT QUALITIES OF OUR TENANTS,

•	OUR TAX STATUS AS A REIT,

•	OUR EXPECTED DISTRIBUTION OF RMR INC. CLASS A COMMON STOCK TO OUR SHAREHOLDERS, AND

•	OTHER MATTERS.

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

•

WE ARE MARKETING TWO OFFICE PROPERTIES WITH AN AGGREGATE NET BOOK VALUE OF $15.4 MILLION FOR SALE. WE MAY ELECT NOT TO SELL THESE PROPERTIES AND THERE CAN BE NO ASSURANCE THAT WE WILL COMPLETE A SALE OF EITHER OF THESE PROPERTIES OR THAT ANY SUCH SALE WOULD REALIZE NET PROCEEDS IN AN AMOUNT AT LEAST EQUAL TO OUR BOOK VALUES OF THESE PROPERTIES,

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

•

WE CURRENTLY EXPECT TO DISTRIBUTE APPROXIMATELY HALF OF THE RMR INC. SHARES WE ACQUIRED (EXCLUDING SHARES WE MAY RECEIVE AS A SHAREHOLDER OF SIR, WHICH WE CURRENTLY INTEND TO RETAIN) TO OUR SHAREHOLDERS.  THE PROCESS OF PREPARING A REGISTRATION STATEMENT FOR THE DISTRIBUTION OF THE RMR INC. SHARES REQUIRES EXTENSIVE LEGAL AND ACCOUNTING SERVICES.  THE REGISTRATION STATEMENT IS SUBJECT TO REVIEW BY SEC STAFF, WHICH MAY TAKE CONSIDERABLE TIME TO COMPLETE.  THE LISTING OF THE RMR INC. SHARES ON A NATIONAL STOCK EXCHANGE WILL ALSO BE SUBJECT TO THE SATISFACTION OF THE LISTING REQUIREMENTS AND APPROVAL OF THE APPLICABLE STOCK EXCHANGE.  WE CAN PROVIDE NO ASSURANCE WHEN OR IF THE REGISTRATION STATEMENT WILL BE DECLARED EFFECTIVE BY THE SEC, THAT THE RMR INC. SHARES WILL BE APPROVED FOR LISTING ON A NATIONAL STOCK EXCHANGE OR WHEN THE DISTRIBUTION OF THE RMR INC. SHARES WILL OCCUR, IF EVER, AND

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

Part II.   Other Information

Item 1A.  Risk Factors

There have been no material changes to risk factors from those we previously disclosed in our Annual Report and in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer purchase of equity securities.    The following table provides information about our purchases of our equity securities during the quarter ended September 30, 2015:

Maximum
			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares that
			as Part of Publicly	May Yet Be Purchased
	Number of Shares	Average Price	Announced Plans	Under the Plans or
Calendar Month	Purchased (1)	Paid per Share	or Programs	Programs
September 2015	10,721	$16.12	$—	$—
Total	10,721	$16.12	$—	$—

(1)

During September 2015, all common share purchases were made to satisfy certain of our officers’ and other RMR LLC employees’ tax withholding and payment obligations in connection with the vesting of awards of our restricted common shares.  We repurchased these shares at their fair market value based upon the trading price of our common shares on the repurchase date.

Item 6. Exhibits

Exhibit Number	Description

3.1	Composite Copy of Amended and Restated Declaration of Trust, dated September 8, 2009, as amended to date. (Incorporated by reference to the Company’s Current Report on Form 8-K dated July 28, 2014.)

3.2	Composite Copy of Amended and Restated Bylaws of the Company, as amended to date. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.)

4.1	Form of Common Share Certificate. (Incorporated by reference to Amendment No. 2 to the Company’s Registration Statement on Form S-11/A, File No. 333-157455.)

4.2	Indenture, dated as of August 18, 2014, between the Company and U.S. Bank National Association. (Incorporated by reference to the Company’s Current Report on Form 8-K dated August 18, 2014.)

4.3

Supplemental Indenture No. 1, dated as of August 18, 2014, between the Company and U.S. Bank National Association, relating to the Company’s 3.75% Senior Notes due 2019, including form thereof. (Incorporated by reference to the Company’s Current Report on Form 8-K dated August 18, 2014.)

10.1	First Amendment to 2009 Incentive Share Award Plan. (Filed herewith.)

10.2	Form of Restricted Share Agreement. (Filed herewith)

12.1	Computation of Ratio of Earnings to Fixed Charges. (Filed herewith.)

31.1	Rule 13a-14(a) Certification. (Filed herewith.)

31.2	Rule 13a-14(a) Certification. (Filed herewith.)

31.3	Rule 13a-14(a) Certification. (Filed herewith.)

31.4	Rule 13a-14(a) Certification. (Filed herewith.)

32.1	Section 1350 Certification. (Furnished herewith.)

101.1

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements, tagged as blocks of text and in detail. (Filed herewith.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOVERNMENT PROPERTIES INCOME TRUST

By:	/s/ David M. Blackman
David M. Blackman President and Chief Operating Officer Dated: October 29, 2015

By:	/s/ Mark L. Kleifges
Mark L. Kleifges Treasurer and Chief Financial Officer (principal financial and accounting officer) Dated: October 29, 2015