Form 10-K
period 2015-12-31
Government Properties Income Trust
filed 2016-02-18
CIK 1456772

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the voting common shares of beneficial ownership, $.01 par value, or common shares, of the registrant held by non‑affiliates was approximately $1.3 billion based on the $18.55 closing price per common share on the New York Stock Exchange on June 30, 2015. For purposes of this calculation, an aggregate of 1,011,288 common shares held directly by, or by affiliates of, the trustees and the executive officers of the registrant have been included in the number of common shares held by affiliates.

Number of the registrant’s common shares outstanding as of February 16, 2016: 71,126,308.

References in this Annual Report on Form 10‑K to the Company, GOV, we, us or our mean Government Properties Income Trust and its consolidated subsidiaries, unless the context indicates otherwise.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10‑K is incorporated by reference to our definitive Proxy Statement for the 2016 Annual Meeting of Shareholders, or our definitive Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 2015.

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

•	OUR ABILITY TO PAY DISTRIBUTIONS TO OUR SHAREHOLDERS AND THE AMOUNT OF SUCH DISTRIBUTIONS,

•	OUR EXPECTATION THAT WE WILL BENEFIT FINANCIALLY FROM OUR OWNERSHIP INTEREST IN SELECT INCOME REIT, OR SIR,

•	OUR POLICIES AND PLANS REGARDING INVESTMENTS, FINANCINGS AND DISPOSITIONS,

•	THE FUTURE AVAILABILITY OF BORROWINGS UNDER OUR UNSECURED REVOLVING CREDIT FACILITY,

•	OUR EXPECTATION THAT THERE WILL BE OPPORTUNITIES FOR US TO ACQUIRE, AND THAT WE WILL ACQUIRE, ADDITIONAL PROPERTIES THAT ARE MAJORITY LEASED TO GOVERNMENT TENANTS,

•	OUR EXPECTATIONS REGARDING DEMAND FOR LEASED SPACE BY THE U.S. GOVERNMENT AND STATE AND LOCAL GOVERNMENTS,

•	OUR ABILITY TO RAISE EQUITY OR DEBT CAPITAL,

•	OUR ABILITY TO PAY INTEREST ON AND PRINCIPAL OF OUR DEBT,

•	OUR ABILITY TO APPROPRIATELY BALANCE OUR DEBT AND EQUITY CAPITAL,

•	OUR CREDIT RATINGS,

•	OUR EXPECTATION THAT WE BENEFIT FROM OUR OWNERSHIP OF THE RMR GROUP INC., OR RMR INC.,

•	OUR EXPECTATION THAT WE BENEFIT FROM OUR OWNERSHIP OF AFFILIATES INSURANCE COMPANY, OR AIC, AND FROM OUR PARTICIPATION IN INSURANCE PROGRAMS ARRANGED BY AIC,

i

•	THE CREDIT QUALITIES OF OUR TENANTS,

•	OUR QUALIFICATION FOR TAXATION AS A REAL ESTATE INVESTMENT TRUST, OR REIT, AND

•	OTHER MATTERS.

OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY OUR FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS. FACTORS THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FORWARD LOOKING STATEMENTS AND UPON OUR BUSINESS, RESULTS OF OPERATIONS, FINANCIAL CONDITION, FUNDS FROM OPERATIONS, OR FFO, NORMALIZED FFO, NET OPERATING INCOME, OR NOI, CASH FLOWS, LIQUIDITY AND PROSPECTS INCLUDE, BUT ARE NOT LIMITED TO:

•	THE IMPACT OF CHANGES AND CONDITIONS IN THE ECONOMY AND THE CAPITAL MARKETS ON US AND OUR TENANTS,

•	COMPETITION WITHIN THE REAL ESTATE INDUSTRY, PARTICULARLY WITH RESPECT TO THOSE MARKETS IN WHICH OUR PROPERTIES ARE LOCATED AND WITH RESPECT TO GOVERNMENT TENANCIES,

•	THE IMPACT OF CHANGES IN THE REAL ESTATE NEEDS AND FINANCIAL CONDITIONS OF THE U.S. GOVERNMENT AND STATE AND LOCAL GOVERNMENTS,

•	COMPLIANCE WITH, AND CHANGES TO, FEDERAL, STATE AND LOCAL LAWS AND REGULATIONS, ACCOUNTING RULES, TAX LAWS AND SIMILAR MATTERS,

•	ACTUAL AND POTENTIAL CONFLICTS OF INTEREST WITH OUR MANAGING TRUSTEES, THE RMR GROUP LLC, OR RMR LLC, RMR INC., SIR, AIC AND THEIR RELATED PERSONS AND ENTITIES,

•	LIMITATIONS IMPOSED ON OUR BUSINESS AND OUR ABILITY TO SATISFY COMPLEX RULES IN ORDER FOR US TO QUALIFY AS A REIT FOR U.S. FEDERAL INCOME TAX PURPOSES, AND

•	ACTS OF TERRORISM, OUTBREAKS OF SO CALLED PANDEMICS OR OTHER MANMADE OR NATURAL DISASTERS BEYOND OUR CONTROL.

FOR EXAMPLE:

•

OUR ABILITY TO MAKE PAYMENTS OF PRINCIPAL AND INTEREST ON OUR INDEBTEDNESS AND TO MAKE FUTURE DISTRIBUTIONS TO OUR SHAREHOLDERS DEPENDS UPON A NUMBER OF FACTORS, INCLUDING OUR FUTURE EARNINGS, THE CAPITAL COSTS WE INCUR TO LEASE OUR PROPERTIES AND OUR RECEIPT OF DISTRIBUTIONS FROM SIR,

•	WE MAY BE UNABLE TO PAY OUR DEBT OBLIGATIONS OR TO MAINTAIN OUR CURRENT RATE OF DISTRIBUTIONS ON OUR COMMON SHARES AND FUTURE DISTRIBUTIONS MAY BE REDUCED OR ELIMINATED,

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

•

WE ARE MARKETING FOR SALE TWO OFFICE PROPERTIES WITH AN AGGREGATE NET BOOK VALUE OF $15.4 MILLION.  WE MAY ELECT NOT TO SELL THESE PROPERTIES AND THERE CAN BE NO ASSURANCE THAT WE WILL COMPLETE A SALE OF EITHER OF THESE PROPERTIES OR THAT ANY SUCH SALE WOULD REALIZE NET PROCEEDS IN AN AMOUNT AT LEAST EQUAL TO OUR NET BOOK VALUES OF THESE PROPERTIES,

•	CONTINUED AVAILABILITY OF BORROWINGS UNDER OUR UNSECURED REVOLVING CREDIT FACILITY IS SUBJECT TO OUR SATISFYING CERTAIN FINANCIAL COVENANTS AND OTHER CONDITIONS THAT WE MAY BE UNABLE TO SATISFY,

•

ACTUAL COSTS UNDER OUR UNSECURED REVOLVING CREDIT FACILITY AND OTHER FLOATING RATE CREDIT FACILITIES WILL BE HIGHER THAN LIBOR PLUS A PREMIUM BECAUSE OF OTHER FEES AND EXPENSES ASSOCIATED WITH SUCH FACILITIES,

•	WE MAY BE UNABLE TO REPAY OUR DEBT OBLIGATIONS WHEN THEY BECOME DUE,

•

THE MAXIMUM BORROWING AVAILABILITY UNDER OUR UNSECURED REVOLVING CREDIT FACILITY AND TERM LOANS MAY BE INCREASED TO UP TO $2.5 BILLION ON A COMBINED BASIS IN CERTAIN CIRCUMSTANCES; HOWEVER, INCREASING THE MAXIMUM BORROWING AVAILABILITY UNDER OUR UNSECURED REVOLVING CREDIT FACILITY AND TERM LOANS IS SUBJECT TO OUR OBTAINING ADDITIONAL COMMITMENTS FROM LENDERS, WHICH MAY NOT OCCUR,

•	WE HAVE THE OPTION TO EXTEND THE MATURITY DATE OF OUR UNSECURED REVOLVING CREDIT FACILITY UPON PAYMENT OF A FEE AND MEETING CERTAIN OTHER CONDITIONS. HOWEVER, THE APPLICABLE CONDITIONS MAY NOT BE MET,

•

WE EXPECT TO REPAY AN $83.0 MILLION MORTGAGE NOTE SCHEDULED TO MATURE IN APRIL 2016 USING CASH ON HAND AND BORROWINGS UNDER OUR UNSECURED REVOLVING CREDIT FACILITY IN MARCH 2016.  IF UNFORESEEN CIRCUMSTANCES OCCUR, THE EXPECTED REPAYMENT OF THIS MORTGAGE NOTE MAY BE DELAYED OR MAY NOT OCCUR,

•

WE BELIEVE THAT OUR RELATIONSHIPS WITH OUR RELATED PARTIES, INCLUDING RMR LLC, RMR INC., SIR, AIC AND OTHERS AFFILIATED WITH THEM MAY BENEFIT US AND PROVIDE US WITH COMPETITIVE ADVANTAGES IN OPERATING AND GROWING OUR BUSINESS.  IN FACT, THE ADVANTAGES WE BELIEVE WE MAY REALIZE FROM THESE RELATIONSHIPS MAY NOT MATERIALIZE,

•

THE MARGINS USED TO DETERMINE THE INTEREST RATE PAYABLE ON OUR UNSECURED REVOLVING CREDIT FACILITY AND TERM LOANS AND THE FACILITY FEE PAYABLE ON OUR UNSECURED REVOLVING CREDIT FACILITY ARE BASED ON OUR CREDIT RATINGS.  FUTURE CHANGES IN OUR CREDIT RATINGS MAY CAUSE THE INTEREST AND FEES WE PAY TO INCREASE,

•	SIR MAY REDUCE THE AMOUNT OF ITS DISTRIBUTIONS TO ITS SHAREHOLDERS, INCLUDING US,

•

WE MAY BE UNABLE TO SELL OUR SIR COMMON SHARES FOR AN AMOUNT EQUAL TO OUR CARRYING VALUE OF THOSE SHARES AND ANY SUCH SALE MAY BE AT A DISCOUNT TO MARKET PRICE BECAUSE OF THE LARGE SIZE OF OUR SIR HOLDINGS OR OTHERWISE; WE MAY REALIZE A LOSS ON OUR INVESTMENT IN OUR SIR SHARES,

•

THE PURCHASE PRICE WE PAID FOR THE RMR INC. SHARES IS STATED IN THIS ANNUAL REPORT ON FORM 10-K.   AN IMPLICATION OF THIS STATEMENT MAY BE THAT THE RMR INC. SHARES WILL HAVE A MARKET VALUE AT LEAST EQUAL TO THE VALUE WE PAID FOR THE RMR INC. SHARES.  IN FACT, THE VALUE OF THE RMR INC. SHARES MAY BE DIFFERENT FROM THE PRICE WE PAID FOR THE RMR INC. SHARES.  THE MARKET VALUE OF THE RMR INC. SHARES DEPENDS UPON VARIOUS FACTORS, INCLUDING SOME THAT ARE BEYOND OUR CONTROL, SUCH AS MARKET CONDITIONS.  THERE CAN BE NO ASSURANCE PROVIDED REGARDING THE PRICE AT WHICH THE RMR INC. SHARES WILL TRADE; WE MAY REALIZE A LOSS ON OUR INVESTMENT IN OUR RMR INC. SHARES, AND

•

THE BUSINESS MANAGEMENT AND PROPERTY MANAGEMENT AGREEMENTS BETWEEN US AND RMR LLC HAVE BEEN AMENDED AND EXTENDED FOR CONTINUING 20 YEAR TERMS. THE AMENDED MANAGEMENT AGREEMENTS INCLUDE TERMS WHICH PERMIT EARLY TERMINATION AND EXTENSIONS IN CERTAIN CIRCUMSTANCES.  ACCORDINGLY, THERE CAN BE NO ASSURANCE THAT THESE AGREEMENTS WILL REMAIN IN EFFECT FOR 20 YEARS OR FOR SHORTER OR LONGER TERMS.

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

v

GOVERNMENT PROPERTIES INCOME TRUST

2015 FORM 10‑K ANNUAL REPORT

PART I

Item 1.  Business

The Company.  We are a real estate investment trust, or REIT, formed in 2009 under Maryland law.  As of December 31, 2015,  excluding one property (one building) classified as discontinued operations, we owned 71 properties (91 buildings) with an undepreciated carrying value of approximately $1.7 billion and a depreciated carrying value of approximately $1.4 billion. These 71 properties have approximately 10.7 million rentable square feet.

As of December 31, 2015, we also owned 24,918,421 common shares of beneficial interest, par value $.01 per share, of Select Income REIT, or SIR, or approximately 27.9% of the then outstanding common shares of SIR.  SIR is a REIT that is primarily focused on owning and investing in net leased, single tenant properties.  As of December 31, 2015 our investment in SIR had a carrying value of approximately $491.4 million.  See Note 11 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K for more information regarding our investment in SIR.  We account for our investment in SIR under the equity method.

Our principal executive offices are located at Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts 02458‑1634, and our telephone number is (617) 219‑1440.

Our Business.  Our business plan is to maintain our properties, seek to extend or enter into new leases as leases approach expiration, enter into new leases for our vacant space, selectively acquire additional properties that are majority leased to government tenants, selectively dispose of properties when we determine that our continued ownership will not achieve desired returns or if the opportunity costs for continuing to own those properties exceed our expected returns from those properties and pay distributions to our shareholders. As our current leases expire, we will attempt to renew our leases with existing tenants or to enter into leases with new tenants, in both circumstances at rents equal to or higher than the rents we now receive. Our ability to renew leases with our existing tenants or to enter into new leases with new tenants and the rents we are able to charge will depend in large part upon market conditions which are generally beyond our control.

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

Acquisition Policies. We expect to acquire additional properties that are majority leased to government tenants and we expect to use the extensive nationwide resources of The RMR Group LLC, a Maryland limited liability company, or RMR LLC, to locate and acquire such properties. We believe that current government budgetary pressures may cause an increased demand for leased space by government tenants, as opposed to governments acquiring buildings or constructing new buildings.  However, these same budgetary pressures have also resulted in a decrease in government employment, government tenants improving their space utilization and consolidation into existing government owned properties, thereby reducing the demand for government leased space. We expect to acquire additional properties primarily for purposes of realizing income from the operations of those properties rather than to realize capital gains by selling those properties.

In implementing our acquisition strategy, we consider a range of factors relating to proposed property purchases including:

•the historic and projected rents received and likely to be received from the property;

•the historic and expected operating expenses, including real estate taxes, incurred and expected to be incurred at the property;

•the strategic fit of the property with the rest of our properties;

•the growth, tax and regulatory environments of the markets in which the property is located;

•the quality and credit worthiness of the property’s tenants and how essential the occupant’s mission is to the tenant;

•occupancy and demand for similar properties in the same or nearby markets;

•the tenant’s utilization of the leased space in the building and the likelihood of tenants renewing at lease expiration;

•the construction quality, physical condition and design of the property and expected capital expenditures that may be needed at the property;

•the estimated replacement cost of the property;

•our weighted average long term cost of capital compared to the projected returns we may realize by owning the property;

•the location and type of property;

•the pricing of comparable properties as evidenced by recent arm’s length market sales; and

•the existence of alternative sources, uses or needs for our capital.

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

We have in the past considered, and may in the future consider, the possibility of entering into mergers or strategic combinations with other companies. A principal goal of any such transaction may be to further diversify our revenue sources and increase our cash flow from operations.

Disposition Policies.    We generally consider ourselves to be a long term owner of properties and are more interested in the long term earnings potential of our properties than selling properties for short term gains. However, from time to time, we consider the sale of properties.  We make disposition decisions based on a number of factors including, but not limited to, the following:

•whether the property is leased and the expected cost and required time to re‑lease the property;

•our expectation regarding tenant lease renewals or the likelihood of finding a replacement tenant;

•our evaluation of future rent for the property relative to leasing costs;

•the strategic fit of the property or investment with the rest of our portfolio;

•the estimated value we may receive by selling the property;

•our intended use of the proceeds we may realize from the sale of a property;

•the proposed sale price; and

•the existence of alternative sources, uses or needs for capital.

Financing Policies.    To qualify for taxation as a REIT under the United States Internal Revenue Code of 1986, as amended, or the IRC, we must distribute at least 90% of our annual REIT taxable income (excluding capital gains) and satisfy a number of organizational and operational requirements. Accordingly, we generally will not be able to retain sufficient cash from operations to repay our debts, invest in our properties or fund acquisitions. Instead, we expect to repay our debts, invest in our properties and fund acquisitions by borrowing and issuing equity securities or using retained cash from operations which may exceed our distributions. We currently have a $750 million unsecured revolving credit facility, or our unsecured revolving credit facility, that we use for working capital and general business purposes and to fund acquisitions. In some instances, we may assume outstanding mortgage debt in connection with our acquisitions or place new mortgages on properties we own. In the past we refinanced or reduced amounts outstanding under our then existing revolving credit facility with term debt or equity issuances,  and we expect to continue this practice in the future. We will decide when and whether to issue new debt or equity depending upon market conditions and other factors. Because our ability to raise capital may depend, in large part, upon market conditions, we can provide no assurance that we will be able to raise sufficient capital to repay our debt or to fund our growth strategies.

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

Our Manager.    The RMR Group Inc. (NASDAQ: RMR), a Maryland corporation, or RMR Inc., is a holding company and substantially all of its business is conducted by its majority owned subsidiary, RMR LLC.  Barry Portnoy and Adam Portnoy, our Managing Trustees, are the controlling shareholders, directors and officers of RMR Inc.  Our day to day operations are conducted by RMR LLC.  RMR LLC originates and presents investment and divestment opportunities to our Board of Trustees and provides management and administrative services to us.  RMR LLC has a principal place of business at Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts 02458‑1634, and its telephone number is (617) 796‑8390.  RMR LLC also acts as the manager to SIR,  Hospitality Properties Trust, or HPT, and Senior Housing Properties Trust, or SNH, and provides management and other services to other private and public companies, including Five Star Quality Care, Inc., or FVE, TravelCenters of America LLC, or TA, and Sonesta International Hotels Corporation, or Sonesta.  As of the date of this Annual Report on Form 10‑K, the executive officers of RMR LLC are: Adam Portnoy, President and Chief Executive Officer; Barry Portnoy, Chairman;  David M. Blackman, Executive Vice President; Jennifer B. Clark, Executive Vice President,  General Counsel and Secretary; David J. Hegarty, Executive Vice President; Mark L. Kleifges, Executive Vice President; Bruce J. Mackey Jr., Executive Vice President; John G. Murray, Executive Vice President; Thomas M. O’Brien, Executive Vice President; and John C. Popeo, Executive Vice President.  David M. Blackman and Mark L. Kleifges are also our executive officers.  Messrs. Blackman and Kleifges and other officers of RMR LLC also serve as officers of other companies to which RMR LLC provides management services.

Employees.  We have no employees. Services which would otherwise be provided to us by employees are provided by RMR LLC and by our Managing Trustees and officers. As of February 10, 2016,  RMR LLC had approximately 420 full time employees in its headquarters and regional offices located throughout the United States.

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

In reaction to the Energy Policy Act of 2005, the U.S. Government has instituted “green lease” policies which include the “Promotion of Energy Efficiency and Use of Renewable Energy” as one of the factors it considers when leasing property. The Energy Independence and Security Act of 2007 also allows the General Services Administration, or GSA, to give preference to buildings for lease that have received an “ENERGY STAR”  certification. The ENERGY STAR program is a joint program of the U.S. Environmental Protection Agency and the U.S. Department of Energy which is focused on promoting energy efficient products and buildings.  Buildings that reach a specified level of energy efficiency may receive the ENERGY STAR recognition for a period of 12 months before the requirement that they be recertified.  Furthermore, certain buildings are not eligible for ENERGY STAR certification.  For example, lab uses, medical office buildings and buildings less than 50% occupied cannot be ENERGY STAR certified.  For the year ended December 31, 2015,  42 of our buildings with an aggregate of 5,223,769 rentable square feet (47.2% and 49.9% of our eligible buildings and eligible rentable square feet, respectively) were ENERGY STAR certified.

The U.S. Government’s “green lease” policies also permit government tenants to require leadership in energy and environmental design, or LEED®, certification in selecting new premises or renewing leases at existing premises. The LEED® certification program is administered by the U.S. Green Building Council, a nonprofit organization focused on promoting environmental sustainability for the built environment.  Buildings that reach specified levels of sustainability may receive a LEED® certification. As of December 31, 2015, 15 of our buildings with an aggregate of 2,087,112 rentable square feet (16.5% and 19.5% of our total buildings and total rentable square feet, respectively) were LEED® certified.

We and our manager, RMR LLC, continuously study ways to improve energy efficiency and reduce environmental impacts at our properties.  We and RMR LLC are members of the ENERGY STAR Partner program and RMR LLC is a member of the U.S. Green Building Council. Our effort to obtain additional ENERGY STAR labels and/or LEED® certifications and manage our properties in a sustainable manner benefit our business while also bettering the environment. For more information, see “Risk Factors—Risks Related to Our Business—The U.S. Government’s “green lease” policies may adversely affect us.”

Insurance.    We generally have insurance coverage for our properties and the operations conducted on them, including for casualty, liability, fire and extended coverage. We participate with RMR LLC and other companies to which RMR LLC provides management services in a combined property insurance program through Affiliates Insurance Company, or AIC, and with respect to which AIC is a reinsurer of certain coverage amounts. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Related Person Transactions” and Note 6 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

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

UNITED STATES FEDERAL INCOME TAX CONSIDERATIONS

The following summary of United States federal income tax considerations is based on existing law, and is limited to investors who own our shares as investment assets rather than as inventory or as property used in a trade or business.  The summary does not discuss all of the particular tax consequences that might be relevant to you if you are subject to special rules under federal income tax law, for example if you are:

•	a bank, insurance company or other financial institution;
•	a regulated investment company or REIT;
•	a subchapter S corporation;
•	a broker, dealer or trader in securities or foreign currency;
•	a person who marks-to-market our shares;
•	a person who has a functional currency other than the United States dollar;
•	a person who acquires or owns our shares in connection with employment or other performance of services;
•	a person subject to alternative minimum tax;
•	a person who acquires or owns our shares as part of a straddle, hedging transaction, constructive sale transaction, constructive ownership transaction or conversion transaction;
•	a United States expatriate;
•	a “qualified shareholder” (as defined in Section 897(k)(3)(A) of the IRC);
•	a “qualified foreign pension fund” (as defined in Section 897(l)(2) of the IRC) or any entity wholly owned by a qualified foreign pension fund; or
•	except as specifically described in the following summary, a trust, estate, tax-exempt entity or foreign person.

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

whose status as a U.S. shareholder is not overridden by an applicable tax treaty.  Conversely, a “non-U.S. shareholder” is a beneficial owner of our shares other than a partnership or a U.S. shareholder.

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

Our counsel, Sullivan & Worcester LLP, has provided to us an opinion that we have been organized and have qualified for taxation as a REIT under the IRC for our 2009 through 2015 taxable years, and that our current and anticipated investments and plan of operation will enable us to continue to meet the requirements for qualification and taxation as a REIT under the IRC.  Our counsel’s opinions are conditioned upon the assumption that our leases, our declaration of trust and all other legal documents to which we are or have been a party have been and will be complied with by all parties to those documents, upon the accuracy and completeness of the factual matters described in this Annual Report on Form 10-K and upon representations made by us as to certain factual matters relating to our organization and operations and our expected manner of operation.  If this assumption or a representation is inaccurate or incomplete, our counsel’s opinions may be adversely affected and may not be relied upon.  The opinions of our counsel are based upon the law as it exists today, but the law may change in the future, possibly with retroactive effect.  Given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, and the possibility of future changes in our circumstances, no assurance can be given by Sullivan & Worcester LLP or us that we will qualify as or be taxed as a REIT for any particular year.  Any opinion of Sullivan & Worcester LLP as to our qualification or taxation as a REIT will be expressed as of the date issued.  Our counsel will have no obligation to advise us or our shareholders of any subsequent change in the matters stated, represented or assumed, or of any subsequent change in the applicable law.  Also, the opinions of our counsel are not binding on either the IRS or a court, and either could take a position different from that expressed by our counsel.

Our continued qualification and taxation as a REIT will depend upon our compliance on a continuing basis with various qualification tests imposed under the IRC and summarized below.  While we believe that we have satisfied and will satisfy these tests, our counsel does not review compliance with these tests on a continuing basis.  If we fail to qualify for taxation as a REIT in any year, we will be subject to federal income taxation as if we were a corporation taxed under subchapter C of the IRC, or a C corporation, and our shareholders will be taxed like shareholders of C corporations, meaning that federal income tax generally will be applied at both the corporate and shareholder levels.  In this event, we could be subject to significant tax liabilities, and the amount of cash available for distribution to our shareholders could be reduced or eliminated.

If we qualify for taxation as a REIT and meet the tests described below, we generally will not pay federal income tax on amounts we distribute to our shareholders.  However, even if we qualify for taxation as a REIT, we may be subject to federal tax in the following circumstances:

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

•

If we fail to satisfy the 75% gross income test or the 95% gross income test discussed below, due to reasonable cause and not due to willful neglect, but nonetheless maintain our qualification for taxation as a REIT because of specified cure provisions, we will be subject to tax at a 100% rate on the greater of the amount by which we fail the 75% gross income test or the 95% gross income test, with adjustments, multiplied by a fraction intended to reflect our profitability for the taxable year.

•

If we fail to satisfy the REIT asset tests described below, due to reasonable cause and not due to willful neglect, but nonetheless maintain our qualification for taxation as a REIT because of specified cure provisions, we will be subject to a tax equal to the greater of $50,000 or the highest corporate tax rate multiplied by the net income generated by the nonqualifying assets that caused us to fail the test.

•

If we fail to satisfy any provision of the IRC that would result in our failure to qualify for taxation as a REIT (other than violations of the REIT gross income tests or violations of the REIT asset tests described below), due to reasonable cause and not due to willful neglect, we may retain our qualification for taxation as a REIT but will be subject to a penalty of $50,000 for each failure.

•

If we fail to distribute for any calendar year at least the sum of 85% of our REIT ordinary income for that year, 95% of our REIT capital gain net income for that year and any undistributed taxable income from prior periods, we will be subject to a 4% nondeductible excise tax on the excess of the required distribution over the amounts actually distributed.

•

If we recognized gain on the disposition of a REIT asset where our basis in the asset is determined by reference to the basis of the asset in the hands of a C corporation during a five-year period beginning on the date on which the asset ceased to be owned by the C corporation, then we will pay tax at the highest regular corporate tax rate, currently 35%, on the lesser of the excess of the fair market value of the asset over the C corporation’s basis in the asset on the date the asset ceased to be owned by the C corporation, or the gain we recognize in the disposition.

•

If we acquire a corporation in a transaction where we succeed to its tax attributes, to preserve our qualification for taxation as a REIT we must generally distribute all of the C corporation earnings and profits inherited in that acquisition, if any, not later than the end of our taxable year in which the acquisition occurs.  However, if we fail to do so, relief provisions would allow us to maintain our qualification for taxation as a REIT provided we distribute any subsequently discovered C corporation earnings and profits and pay an interest charge in respect of the period of delayed distribution.

•

As summarized below, REITs are permitted within limits to own stock and other securities of a “taxable REIT subsidiary.”  A domestic taxable REIT subsidiary is separately taxed on its net income as a C corporation, and is subject to limitations on the deductibility of interest expense paid to its REIT parent.  While a foreign taxable REIT subsidiary is taxed in the United States only to the extent it has income that is effectively connected with the conduct of a trade or business in the United States or that is investment income from United States sources, a foreign taxable REIT subsidiary is generally subject to foreign taxes in the jurisdictions in which its assets or operations are located.  In addition, the REIT parent is subject to a 100% tax on the amount by which various charges and reimbursements between the parent REIT and its taxable REIT subsidiaries are determined to be priced excessively in favor of the REIT rather than on arm’s length bases.

•

To the extent we invest in properties in foreign jurisdictions, our income from those properties will generally be subject to tax in those jurisdictions.  If we continue to operate as we do, then we will distribute all of our “real estate investment trust taxable income” to our shareholders such that we will generally not pay United States federal income tax.  As a result, we cannot recover the cost of foreign income taxes imposed on our foreign investments by claiming foreign tax credits against our United States federal income tax liability.  Also, as a REIT, we cannot pass through any foreign tax credits to our shareholders.

If we fail to qualify for taxation as a REIT or elect not to qualify for taxation as a REIT, then we will be subject to federal income tax in the same manner as a regular C corporation.  Further, as a regular C corporation, distributions to our shareholders will not be deductible by us, nor will distributions be required under the IRC.  Also, to the extent of our current and accumulated earnings and profits, all distributions to our shareholders will generally be taxable as ordinary dividends potentially eligible for the preferential tax rates discussed below in “Taxation of Taxable U.S. Shareholders” and, subject to limitations in the IRC, will be potentially eligible for the dividends received deduction for corporate shareholders.  Finally, we will generally be disqualified from qualification for taxation as a REIT for the four taxable years following the taxable year in which the termination is effective.  Our failure to qualify for taxation as a REIT for even one year could result in us reducing or eliminating distributions to our shareholders, or in us incurring substantial indebtedness or liquidating substantial investments in order to pay the resulting corporate-level taxes.  Relief provisions under the IRC may allow us to continue to qualify for taxation as a REIT even if we fail to comply with various REIT requirements, all as discussed in more detail below.

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

By reason of condition (6), we will fail to qualify for taxation as a REIT for a taxable year if at any time during the last half of a year (except for our first taxable year as a REIT) more than 50% in value of our outstanding shares is owned directly or indirectly by five or fewer individuals.  To help comply with condition (6), our declaration of trust restricts transfers of our shares that would otherwise result in concentrated ownership positions.  In addition, if we comply with applicable Treasury regulations to ascertain the ownership of our outstanding shares and do not know, or by exercising reasonable diligence would not have known, that we failed condition (6), then we will be treated as having met condition (6).  However, our failure to comply with these regulations for ascertaining ownership may result in a penalty of $25,000, or $50,000 for intentional violations.  Accordingly, we have complied and will continue to comply with these regulations, including requesting annually from record holders of significant percentages of our shares information regarding the ownership of our shares.  Under our declaration of trust, our shareholders are required to respond to these requests for information.  A shareholder who fails or refuses to comply with the request is required by Treasury regulations to submit a statement with its federal income tax return disclosing its actual ownership of our shares and other information.

For purposes of condition (6), the term “individuals” is defined in the IRC to include natural persons, supplemental unemployment compensation benefit plans, private foundations and portions of a trust permanently set aside or used exclusively for charitable purposes, but not other entities or qualified pension plans or profit-sharing trusts.  As a result, REIT shares owned by an entity that is not an “individual” are considered to be owned by the direct and indirect owners of the entity that are individuals (as so defined), rather than to be owned by the entity itself.  Similarly, REIT shares held by a qualified pension plan or profit-sharing trust are treated as held directly by the individual beneficiaries in proportion to their actuarial interests in such plan or trust.  Consequently, five or fewer such trusts could own more than 50% of the interests in an entity without jeopardizing that entity’s qualification for taxation as a REIT.  However, as discussed below in “Taxation of Tax-Exempt U.S. Shareholders,” if a REIT is a “pension-held REIT,” each qualified pension plan or profit-sharing pension trust owning more than 10% of the REIT’s shares by value generally may be taxed on a portion of the dividends it receives from the REIT.

The IRC provides that we will not automatically fail to qualify as a REIT if we do not meet conditions (1) through (6), provided we can establish that such failure was due to reasonable cause and not due to willful neglect.  Each such excused failure will result in the imposition of a $50,000 penalty instead of REIT disqualification.  It is impossible to state whether in all circumstances we would be entitled to the benefit of this relief provision.  This relief provision applies to any failure of the applicable conditions, even if the failure first occurred in a prior taxable year.

Our Wholly Owned Subsidiaries and Our Investments Through Partnerships.  Except in respect of taxable REIT subsidiaries as discussed below, Section 856(i) of the IRC provides that any corporation, 100% of whose stock is held by a REIT and its disregarded subsidiaries, is a qualified REIT subsidiary and shall not be treated as a separate corporation.  The assets, liabilities and items of income, deduction and credit of a qualified REIT subsidiary are treated as the REIT’s.  We believe that each of our direct and indirect wholly owned subsidiaries, other than the taxable REIT subsidiaries discussed below (and entities owned in whole or in part by the taxable REIT subsidiaries), will be either a qualified REIT subsidiary within the meaning of Section 856(i) of the IRC, or a noncorporate entity that for federal income tax purposes is not treated as separate from its owner under Treasury regulations issued under Section 7701 of the IRC.  Thus, except for the taxable REIT subsidiaries discussed below (and entities owned in whole or in part by the taxable REIT subsidiaries), in applying all of the federal income tax REIT qualification requirements described in this summary, all assets, liabilities and items of income, deduction and credit of our direct and indirect wholly owned subsidiaries are treated as ours.

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

Subsidiary REITs.  We may in the future invest in real estate through one or more subsidiary entities that are intended to qualify for taxation as REITs.  Any subsidiary REIT will generally be subject to the various REIT qualification requirements and other limitations described in this summary that are applicable to us.  If one of our subsidiary REITs were to fail to qualify for taxation as a

REIT, then (a) the subsidiary REIT would become subject to regular United States corporate income tax, as described above, and (b) our ownership of shares in the subsidiary REIT would cease to be a qualifying real estate asset for purposes of the 75% asset test and would become subject to the 5% asset test, the 10% vote test and the 10% value test generally applicable to our ownership in corporations other than REITs, qualified REIT subsidiaries and taxable REIT subsidiaries, all as described under “Asset Tests” below.  If a subsidiary REIT were to fail to qualify for taxation as a REIT, it is possible that we would not meet the 5% asset test, the 10% vote test or the 10% value test with respect to our interest in the subsidiary REIT, in which event we would fail to qualify for taxation as a REIT unless we could utilize applicable relief provisions.  We may make protective taxable REIT subsidiary elections as described below with respect to our subsidiary REITs and may implement other protective arrangements intended to avoid a cascading REIT failure if any of our subsidiary REITs were not to qualify for taxation as a REIT, but there can be no assurance that such protective elections and other arrangements will be effective to avoid the resulting adverse consequences to us.

Taxable REIT Subsidiaries.  We are permitted to own any or all of the securities of a “taxable REIT subsidiary” as defined in Section 856(l) of the IRC, provided that no more than 25% (20% beginning with our 2018 taxable year) of the total value of our assets, at the close of each quarter, is comprised of our investments in the stock or other securities of our taxable REIT subsidiaries.  Our ownership of stock and other securities in taxable REIT subsidiaries is exempt from the 10% and 5% REIT asset tests discussed below.  Among other requirements, a taxable REIT subsidiary of ours must:

(1)be a corporation (other than a REIT) for federal income tax purposes in which we directly or indirectly own shares;

(2)join with us in making a taxable REIT subsidiary election;

(3)not directly or indirectly operate or manage a lodging facility or a health care facility; and

(4)not directly or indirectly provide to any person, under a franchise, license or otherwise, rights to any brand name under which any lodging facility or health care facility is operated, except that in limited circumstances a subfranchise, sublicense or similar right can be granted to an independent contractor to operate or manage a lodging facility or a health care facility.

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

We acquired in the second quarter of 2015, and owned until the fourth quarter of 2015, an ownership position in RMR Inc. that was in excess of 10% of RMR Inc.’s outstanding securities by vote or value.  Accordingly, we elected to treat RMR Inc. as a taxable REIT subsidiary effective as of June 5, 2015.  RMR Inc., through its principal subsidiary RMR LLC, has provided and continues to provide business and property management and other services to us and to other public and private companies, including other public REITs.  Among these clients were and are operators of lodging facilities, operators of health care facilities, and owners of such facilities.  Our counsel, Sullivan & Worcester LLP, has provided to us an opinion that the activities proscribed to taxable REIT subsidiaries under Section 856(l)(3) of the IRC relating to operating or managing lodging facilities or health care facilities should include only regular onsite services or day-to-day operational activities at or for lodging facilities or health care facilities.  To the best of our knowledge, neither RMR Inc. nor RMR LLC has been or is involved in proscribed activities at or for lodging facilities or health care facilities.  Thus, we do not believe that Section 856(l)(3) of the IRC precluded or precludes RMR Inc. from being treated as our taxable REIT subsidiary.  In addition, because we acquired a significant portion of our investment in RMR Inc. in exchange for our common shares that were newly issued, our counsel, Sullivan & Worcester LLP, is of the opinion that our investment in RMR Inc. should qualify as a “temporary investment of new capital” under Section 856(c)(5)(B) of the IRC to the extent related to such issuance of our common shares.  To the extent our investment in RMR Inc. so qualifies, it will constitute a “real estate asset” under Section 856(c) of the IRC and would not constitute a security subject to the REIT asset test limitations discussed below for a one-year period commencing June 5, 2015.  If the IRS or a court determines, contrary to the opinion of our counsel, that RMR Inc. was or is precluded from being treated as our taxable REIT subsidiary, then our ownership position in RMR Inc. in excess of 10% of RMR Inc.’s outstanding securities by vote or value, except to the extent and for the period qualifying as a “temporary investment of new capital,” would be in violation of the applicable REIT asset tests described below.  Under those circumstances, however, we expect that we would qualify for the REIT asset tests’ relief provision described below, and thereby would preserve our qualification for taxation as a REIT.  If the relief provision below were to apply to us, we would be subject to tax at the highest corporate rate, currently 35%, on the net income generated by our investment in RMR Inc. in excess of a 10% ownership position in that company.

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

Restrictions are imposed on taxable REIT subsidiaries to ensure that they will be subject to an appropriate level of federal income taxation.  For example, a taxable REIT subsidiary may not deduct interest paid in any year to an affiliated REIT to the extent that the interest payments exceed, generally, 50% of the taxable REIT subsidiary’s adjusted taxable income for that year.  However, the taxable REIT subsidiary may carry forward the disallowed interest expense to a succeeding year, and deduct the interest in that later year subject to that year’s 50% adjusted taxable income limitation.  In addition, if a taxable REIT subsidiary pays interest, rent or other amounts to its affiliated REIT in an amount that exceeds what an unrelated third party would have paid in an arm’s length transaction, then the REIT generally will be subject to an excise tax equal to 100% of the excessive portion of the payment.  Further, if in comparison to an arm’s length transaction, a third-party tenant has overpaid rent to the REIT in exchange for underpaying the taxable REIT subsidiary for services rendered, and if the REIT has not adequately compensated the taxable REIT subsidiary for services provided to or on behalf of the third-party tenant, then the REIT may be subject to an excise tax equal to 100% of the undercompensation to the taxable REIT subsidiary.  A safe harbor exception to this excise tax applies if the taxable REIT subsidiary has been compensated at a rate at least equal to 150% of its direct cost in furnishing or rendering the service.  Finally, beginning in 2016, the 100% excise tax also applies to the underpricing of services by a taxable REIT subsidiary to its parent REIT in contexts where the services are unrelated to services for REIT tenants.  There can be no assurance that arrangements involving our taxable REIT subsidiaries will not result in the imposition of one or more of these deduction limitations or excise taxes, but we do not believe that we or our taxable REIT subsidiaries are or will be subject to these impositions.

Income Tests.  There are two gross income requirements for qualification as a REIT under the IRC:

•

At least 75% of our gross income for each taxable year (excluding: (a) gross income from sales or other dispositions of property held primarily for sale; (b) any income arising from “clearly identified” hedging transactions that we enter into to manage interest rate or price changes or currency fluctuations with respect to borrowings we incur to acquire or carry real estate assets; (c) any income arising from “clearly identified” hedging transactions that we enter into primarily to manage risk of currency fluctuations relating to any item that qualifies under the 75% gross income test or the 95% gross income test (or any property that generates such income or gain); (d) beginning with our 2016 taxable year, any income from “clearly identified” hedging transactions that we enter into to manage risk associated with extant hedges of liabilities or property that have been extinguished or disposed; (e) real estate foreign exchange gain (as defined in Section 856(n)(2) of the IRC); and (f) income from the repurchase or discharge of indebtedness) must be derived from investments relating to real property, including “rents from real property” as defined under Section 856 of the IRC, interest and gain from mortgages on real property or on interests in real property, income and gain from foreclosure property, gain from the sale or other disposition of real property other than dealer property, or dividends on and gain from the sale or disposition of shares in other REITs.  When we receive new capital in exchange for our shares or in a public offering of our five-year or longer debt instruments, income attributable to the temporary investment of this new capital in stock or a debt instrument, if received or accrued within one year of our receipt of the new capital, is generally also qualifying income under the 75% gross income test.

•

At least 95% of our gross income for each taxable year (excluding: (a) gross income from sales or other dispositions of property held primarily for sale; (b) any income arising from “clearly identified” hedging transactions that we enter into to manage interest rate or price changes or currency fluctuations with respect to borrowings we incur to acquire or carry real estate assets; (c) any income arising from “clearly identified” hedging transactions that we enter into primarily to manage risk of currency fluctuations relating to any item that qualifies under the 75% gross income test or the 95% gross income test (or any property that generates such income or gain); (d) beginning with our 2016 taxable year, any income from “clearly identified” hedging transactions that we enter into to manage risk associated with extant hedges of liabilities or property that have been extinguished or disposed; (e) passive foreign exchange gain (as defined in Section 856(n)(3) of the IRC); and (f) income from the repurchase or discharge of indebtedness) must be derived from a combination of items of real property income that satisfy the 75% gross income test described above, dividends, interest, or gains from the sale or disposition of stock, securities or real property.

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
•

Rents do not qualify if the REIT owns 10% or more by vote or value of the tenant (or 10% or more of the interests in the assets or net profits of the tenant, if the tenant is not a corporation), whether directly or after application of attribution rules.  While we intend not to lease property to any party if rents from that property would not qualify as “rents from real property,” application of the 10% ownership rule is dependent upon complex attribution rules and circumstances that may be beyond our control.  For example, a third party’s ownership directly or by attribution of 10% or more by value of our shares, as well as an ownership position in the stock of one of our tenants which, when added to our own ownership position in that tenant, totals 10% or more by vote or value of the stock of that tenant (or 10% or more of the interests in the assets or net profits of the tenant, if the tenant is not a corporation), would result in that tenant’s rents not qualifying as “rents from real property.” Our declaration of trust generally disallows transfers or purported acquisitions, directly or by attribution, of our shares to the extent necessary to maintain our qualification for taxation as a REIT under the IRC.  Nevertheless, there can be no assurance that these restrictions will be effective to prevent our qualification for taxation as a REIT from being jeopardized under the 10% affiliated tenant rule.  Furthermore, there can be no assurance that we will be able to monitor and enforce these restrictions, nor will our shareholders necessarily be aware of ownership of our shares attributed to them under the IRC’s attribution rules.

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

•

If rent attributable to personal property leased in connection with a lease of real property is 15% or less of the total rent received under the lease, then the rent attributable to personal property qualifies as “rents from real property”; if this 15% threshold is exceeded, the rent attributable to personal property does not so qualify.  The portion of rental income treated as attributable to personal property is determined according to the ratio of the fair market value of the personal property to the total fair market value of the real and personal property that is rented.

•

In addition, “rents from real property” includes both charges we receive for services customarily rendered in connection with the rental of comparable real property in the same geographical area, whether or not the charges are separately stated, as well as charges we receive for services provided by our taxable REIT subsidiaries when the charges are not separately stated.  Whether separately stated charges received by a REIT for services that are not geographically customary and provided by a taxable REIT subsidiary are included in “rents from real property” has not been addressed clearly by the IRS in published authorities; however, our counsel, Sullivan & Worcester LLP, is of the opinion that, although the matter is not free from doubt, “rents from real property” also includes charges we receive for services provided by our taxable REIT subsidiaries when the charges are separately stated.  Accordingly, we believe that our revenues from taxable REIT subsidiary-provided services, whether the charges are separately stated or not, qualify as “rents from real property” because the services satisfy the geographically customary standard, because the services have been provided by a taxable REIT subsidiary, or for both reasons.

We believe that all or substantially all of our rents and related service charges have qualified and will continue to qualify as “rents from real property” for purposes of Section 856 of the IRC.

In order to qualify as mortgage interest on real property for purposes of the 75% gross income test, interest must derive from a mortgage loan secured by real property or on interests in real property with a fair market value at the time the loan is made (reduced by any senior liens on the property) at least equal to the amount of the loan.  If the amount of the loan exceeds the fair market value of the real property (as so reduced by senior liens), the interest will be treated as interest on a mortgage loan in a ratio equal to the ratio of the fair market value of the real property (as so reduced by senior liens) to the total amount of the mortgage loan.

Absent the “foreclosure property” rules of Section 856(e) of the IRC, a REIT’s receipt of active, nonrental gross income from a property would not qualify under the 75% and 95% gross income tests.  But as foreclosure property, the active, nonrental gross income from a property would so qualify.  In the case of property leased by a REIT to a tenant, foreclosure property generally consists of the real property and incidental personal property that the REIT has reduced to possession upon a default or imminent default under the lease by the tenant, and as to which a timely foreclosure property election is made.  Any gain that a REIT recognizes on the sale of foreclosure property held as inventory or primarily for sale to customers, plus any income it receives from foreclosure property that would not qualify under the 75% gross income test in the absence of foreclosure property treatment, reduced by expenses directly connected with the production of those items of income, would be subject to income tax at the maximum corporate rate, currently 35%, under the foreclosure property income tax rules of Section 857(b)(4) of the IRC.  Thus, if a REIT should lease foreclosure property in exchange for rent that qualifies as “rents from real property” as described above, then that rental income is not subject to the foreclosure property income tax.

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

We believe that any gain from dispositions of assets that we have made,  or that we might make in the future, will generally qualify as income that satisfies the 75% and 95% gross income tests and will not be subject to the 100% penalty tax, because our general intent has been and is to:

•	own our assets for investment with a view to long-term income production and capital appreciation;
•	engage in the business of developing, owning, leasing and managing our existing properties and acquiring, developing, owning, leasing and managing new properties; and
•	make occasional dispositions of our assets consistent with our long-term investment objectives.

If we fail to satisfy one or both of the 75% gross income test or the 95% gross income test in any taxable year, we may nevertheless qualify for taxation as a REIT for that year if we satisfy the following requirements:

•	our failure to meet the test is due to reasonable cause and not due to willful neglect; and
•	after we identify the failure, we file a schedule describing each item of our gross income included in the 75% gross income test or the 95% gross income test for that taxable year.

It is impossible to state whether in all circumstances we would be entitled to the benefit of this relief provision for the 75% gross income test or the 95% gross income test.  Even if this relief provision does apply, a 100% tax is imposed upon the greater of the amount by which we failed the 75% gross income test or the amount by which we failed the 95% gross income test, with adjustments, multiplied by a fraction intended to reflect our profitability for the taxable year.  This relief provision applies to any failure of the applicable income tests, even if the failure first occurred in a year prior to the taxable year in which the failure was discovered.

Based on the discussion above, we believe that we have satisfied, and will continue to satisfy, the 75% and 95% gross income tests outlined above on a continuing basis beginning with our first taxable year as a REIT.

Asset Tests.  At the close of each calendar quarter of each taxable year, we must also satisfy the following asset percentage tests in order to qualify for taxation as a REIT for federal income tax purposes:

•

At least 75% of the value of our total assets must consist of real estate assets (which includes, beginning with our 2016 taxable year, ancillary personal property to the extent that rents attributable to such personal property are treated as rents from real property in accordance with the rules described above), cash and cash items, shares in other REITs, debt instruments issued by “publicly offered REITs” as defined in Section 562(c)(2) of the IRC (beginning with our 2016 taxable year), government securities and temporary investments of new capital (that is, any stock or debt instrument that we hold that is attributable to any amount received by us (a) in exchange for our stock or (b) in a public offering of our five-year or longer debt instruments, but only for the one year period commencing with our receipt of the new capital).

•	Not more than 25% of the value of our total assets may be represented by securities other than those securities that count favorably toward the preceding 75% asset test.
•

Of the investments included in the preceding 25% asset class, the value of any one non-REIT issuer’s securities that we own may not exceed 5% of the value of our total assets.  In addition, we may not own more than 10% of the vote or value of any one non-REIT issuer’s outstanding securities, unless the securities are “straight debt” securities or otherwise excepted as discussed below.  Our stock and other securities in a taxable REIT subsidiary or a qualified REIT subsidiary are exempted from these 5% and 10% asset tests.

•	Not more than 25% (20% beginning with our 2018 taxable year) of the value of our total assets may be represented by stock or other securities of taxable REIT subsidiaries.
•

Beginning with our 2016 taxable year, not more than 25% of the value of our total assets may be represented by “nonqualified publicly offered REIT debt instruments” as defined in Section 856(c)(5)(L)(ii) of the IRC.

Our counsel, Sullivan & Worcester LLP, is of the opinion that our investments in the equity or debt of a taxable REIT subsidiary, to the extent and during the period they qualify as temporary investments of new capital, should be treated as a real estate asset, and not as a security, for purposes of the above REIT asset tests.

The above REIT asset tests must be satisfied at the close of each calendar quarter of each taxable year as a REIT.  After a REIT meets the asset tests at the close of any quarter, it will not lose its qualification for taxation as a REIT in any subsequent quarter solely because of fluctuations in the values of its assets.  This grandfathering rule may be of limited benefit to a REIT such as us that makes periodic acquisitions of both qualifying and nonqualifying REIT assets.  When a failure to satisfy the above asset tests results from an acquisition of securities or other property during a quarter, the failure can be cured by disposition of sufficient nonqualifying assets within 30 days after the close of that quarter.

In addition, if we fail the 5% value test or the 10% vote or value tests at the close of any quarter and we do not cure such failure within 30 days after the close of that quarter, that failure will nevertheless be excused if (a) the failure is “de minimis” and (b) within six months after the last day of the quarter in which we identify the failure, we either dispose of the assets causing the failure or otherwise satisfy the 5% value and 10% vote and value asset tests.  For purposes of this relief provision, the failure will be de minimis if the value of the assets causing the failure does not exceed the lesser of (a) 1% of the total value of our assets at the end of the relevant quarter or (b) $10,000,000.  If our failure is not de minimis, or if any of the other REIT asset tests have been violated, we may nevertheless qualify for taxation as a REIT if (a) we provide the IRS with a description of each asset causing the failure, (b) the failure was due to reasonable cause and not willful neglect, (c) we pay a tax equal to the greater of (1) $50,000 or (2) the highest rate of corporate tax imposed,  currently 35%, on the net income generated by the assets causing the failure during the period of the failure, and (d) within six months after the last day of the quarter in which we identify the failure, we either dispose of the assets causing the failure or otherwise satisfy all of the REIT asset tests.  These relief provisions apply to any failure of the applicable asset tests, even if the failure first occurred in a year prior to the taxable year in which the failure was discovered.

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

For our 2014 and prior taxable years, a distribution of ours that was not pro rata within a class of our beneficial interests entitled to a distribution, or which was not consistent with the rights to distributions among our classes of beneficial interests, would have been a preferential distribution that would not have been taken into consideration for purposes of the distribution requirements, and accordingly the payment of a preferential distribution would have affected our ability to meet the distribution requirements.  Taking into account our distribution policies, including any dividend reinvestment plan we adopted, we do not believe that we made any preferential distributions in 2014 or prior taxable years.  Because we are a “publicly offered REIT” (as defined in Section 562(c)(2) of the IRC) that is required to file annual and periodic reports with the SEC under the Exchange Act, the preferential distribution rule does not apply to us beginning with our 2015 taxable year.

Distributions must be paid in the taxable year to which they relate, or in the following taxable year if declared before we timely file our federal income tax return for the earlier taxable year and if paid on or before the first regular distribution payment after that declaration.  If a dividend is declared in October, November or December to shareholders of record during one of those months, and is paid during the following January, then for federal income tax purposes the dividend will be treated as having been both paid and received on December 31 of the prior taxable year.  The 90% distribution requirements may be waived by the IRS if a REIT establishes that it failed to meet them by reason of distributions previously made to meet the requirements of the 4% excise tax discussed below.  To the extent that we do not distribute all of our net capital gain and all of our “real estate investment trust taxable income,” as adjusted, we will be subject to federal income tax at regular corporate rates on undistributed amounts.

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

If we do not have enough cash or other liquid assets to meet the 90% distribution requirements, or if we so choose, we may find it necessary or desirable to arrange for new debt or equity financing to provide funds for required distributions in order to maintain our qualification for taxation as a REIT.  We can provide no assurance that financing would be available for these purposes on favorable terms, if at all.

We may be able to rectify a failure to pay sufficient dividends for any year by paying “deficiency dividends” to shareholders in a later year.  These deficiency dividends may be included in our deduction for dividends paid for the earlier year, but an interest charge would be imposed upon us for the delay in distribution.

In addition to the other distribution requirements above, to preserve our qualification for taxation as a REIT we are required to timely distribute all C corporation earnings and profits that we inherit from acquired corporations, as described below.

Our Relationship with SIR

We own a substantial amount of the outstanding common shares of SIR, which we currently expect is and will remain qualified for taxation as a REIT under the IRC.  For any of our taxable years in which SIR qualifies for taxation as a REIT, our investment in SIR will count as a qualifying REIT asset toward the REIT gross asset tests and our gains and dividends from SIR common shares will count as qualifying income under the 75% and 95% gross income tests, all as described above.  However, because we do not and cannot control SIR’s compliance with the federal income tax requirements for REIT qualification and taxation, we can provide no assurance that SIR is or will remain qualified for taxation as a REIT under the IRC.  Accordingly, we have joined with SIR in filing a protective taxable REIT subsidiary election under Section 856(l) of the IRC, effective for the third quarter of 2014, and we have reaffirmed this protective election with SIR every January 1 thereafter, and may continue to do so, unless and until our ownership of SIR falls below 10%.  Pursuant to this protective taxable REIT subsidiary election, we believe that even if SIR is not a REIT for some reason, then it would instead be considered one of our taxable REIT subsidiaries, and as such its value would either fit within our REIT gross asset tests described above or would be such that any penalty taxes associated with our remediation of a REIT asset test failure for which there is reasonable cause, as described above, would be much lower than if no such taxable REIT subsidiary election were in place, though any applicable penalty taxes might still be substantial.  The protective taxable REIT subsidiary election will not impact our compliance with the 75% and 95% gross income tests described above; we do not expect our gains and dividends from SIR common shares to jeopardize compliance with these tests, even if for some reason SIR is not a REIT.

Acquisitions of C Corporations

We may in the future engage in transactions where we acquire all of the outstanding stock of a C corporation.  Upon these acquisitions, except to the extent we make an applicable taxable REIT subsidiary election, each of the acquired entities and their various corporate and noncorporate subsidiaries generally will become either our qualified REIT subsidiaries under Section 856(i) of the IRC or disregarded entities under Treasury regulations issued under Section 7701 of the IRC.  Thus, after the acquisition, all assets, liabilities and items of income, deduction and credit of the acquired and then disregarded entities will be treated as ours for purposes of the various REIT qualification tests described above.  In addition, we generally will be treated as the successor to the acquired and then disregarded entities’ (a) federal income tax attributes, such as those entities’ adjusted tax bases in their assets and their depreciation schedules; and (b) earnings and profits for federal income tax purposes, if any. The carryover of these attributes creates REIT implications such as built-in gains tax exposure and additional distribution requirements, as described below.    However, where we make an election under Section 338(g) of the IRC with respect to corporations that we acquire, we generally will not be subject to such attribute carryovers.

Built-in Gains from C Corporations.  As described above, notwithstanding our qualification and taxation as a REIT, we may be subject to corporate taxation if we dispose of assets previously held by a C corporation.  Specifically, if we acquire an asset from a corporation in a transaction in which our adjusted tax basis in the asset is determined by reference to the adjusted tax basis of that asset in the hands of a C corporation, and if we subsequently recognize gain on the disposition of that asset during a five-year period beginning on the date on which the asset ceased to be owned by the C corporation, then we will generally pay tax at the highest regular corporate tax rate, currently 35%, on the lesser of (a) the excess, if any, of the asset’s fair market value over its adjusted tax basis, each determined as of the time the asset ceased to be owned by the C corporation or (b) our gain recognized in the disposition.  Accordingly, any taxable disposition of an asset so acquired during such five-year period could be subject to this built-in gains tax.    To the extent of our gains in a taxable year that are subject to the built-in gains tax, net of any taxes paid on such gains with respect to that taxable year, our taxable dividends paid to you in the following year will be potentially eligible for treatment as qualified dividends that are taxed to our noncorporate U.S. shareholders at preferential rates.  However, we do not expect to sell any assets if that sale would result in the imposition of a material tax liability.  We cannot, however, provide assurance that we will not change our plans in this regard.

Earnings and Profits.  Following a corporate acquisition, we must generally distribute no later than the end of the applicable tax year all of the C corporation earnings and profits inherited in that transaction, if any, to preserve our qualification for taxation as a REIT.  If we fail to do so, we would not qualify for taxation as a REIT for that year and a number of years thereafter, unless we are able to rely on the relief provision described below.  Although Sullivan & Worcester LLP is unable to render an opinion on factual determinations such as the amount of our undistributed earnings and profits, we will compute, with the assistance of accountants as needed, the amount of undistributed earnings and profits that we inherit in our corporate acquisitions.    However, there can be no assurance that, if audited, the IRS would not, upon subsequent examination, propose adjustments to our calculation of the undistributed earnings and profits that we inherit, including adjustments that might be deemed necessary by the IRS as a result of its examination of the companies we acquired.  In any such examination, the IRS might consider all taxable years of the acquired entities as open for review for purposes of its proposed adjustments.  If it is subsequently determined that we had undistributed earnings and profits as of the end of the applicable tax year, we may be eligible for a relief provision similar to the “deficiency dividends” procedure described above.  To utilize this relief provision, we would have to pay an interest charge for the delay in distributing the undistributed earnings and profits; in addition, we would be required to distribute to our shareholders, in addition to our other REIT distribution requirements, the amount of the undistributed earnings and profits less the interest charge paid.

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

Taxation of Taxable U.S. Shareholders

For noncorporate U.S. shareholders, to the extent that their total adjusted income does not exceed applicable thresholds, the maximum federal income tax rate for long-term capital gains and most corporate dividends is generally 15%.  For those noncorporate U.S. shareholders whose total adjusted income exceeds the applicable thresholds, the maximum federal income tax rate for long-term capital gains and most corporate dividends is generally 20%.  However, because we are not generally subject to federal income tax on the portion of our “real estate investment trust taxable income” distributed to our shareholders, dividends on our shares generally are not eligible for such preferential tax rates, except that any distribution of C corporation earnings and profits and taxed built-in gain items will potentially be eligible for these preferential tax rates.  As a result, our ordinary dividends are generally taxed at the higher federal income tax rates applicable to ordinary income.  To summarize, the preferential federal income tax rates for long-term capital gains and for qualified dividends generally apply to:

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

As long as we qualify for taxation as a REIT, a distribution to our U.S. shareholders that we do not designate as a capital gain dividend generally will be treated as an ordinary income dividend to the extent of our available current or accumulated earnings and profits.  Distributions made out of our current or accumulated earnings and profits that we properly designate as capital gain dividends generally will be taxed as long-term capital gains, as discussed below, to the extent they do not exceed our actual net capital gain for the taxable year.  However, corporate shareholders may be required to treat up to 20% of any capital gain dividend as ordinary income under Section 291 of the IRC.

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

If a dividend is declared in October, November or December to shareholders of record during one of those months, and is paid during the following January, then for federal income tax purposes the dividend will be treated as having been both paid and received on December 31 of the prior taxable year.  Also, items that are treated differently for regular and alternative minimum tax purposes are to be allocated between a REIT and its shareholders under Treasury regulations which are to be prescribed.  It is possible that these Treasury regulations will permit or require tax preference items to be allocated to our shareholders with respect to any accelerated depreciation or other tax preference items that we claim.  Also, until such time as regulations are issued, we may choose to allocate applicable tax preference items to our shareholders.

A U.S. shareholder will generally recognize gain or loss equal to the difference between the amount realized and the shareholder’s adjusted basis in our shares that are sold or exchanged.  This gain or loss will be capital gain or loss, and will be long-term capital gain or loss if the shareholder’s holding period in our shares exceeds one year.  In addition, any loss upon a sale or exchange of our shares held for six months or less will generally be treated as a long-term capital loss to the extent of any long-term capital gain dividends we paid on such shares during the holding period.

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

If a U.S. shareholder recognizes a loss upon a disposition of our shares in an amount that exceeds a prescribed threshold, it is possible that the provisions of Treasury regulations involving “reportable transactions” could apply, with a resulting requirement to separately disclose the loss-generating transaction to the IRS.  These Treasury regulations are written quite broadly, and apply to many routine and simple transactions.  A reportable transaction currently includes, among other things, a sale or exchange of our shares resulting in a tax loss in excess of (a) $10 million in any single year or $20 million in a prescribed combination of succeeding tax years in the case of our shares held by a C corporation or by a partnership with only C corporation partners or (b) $2 million in any single year or $4 million in a prescribed combination of succeeding tax years in the case of our shares held by any other partnership or an S corporation, trust or individual, including losses that flow through pass through entities to individuals.  A taxpayer discloses a reportable transaction by filing IRS Form 8886 with its federal income tax return and, in the first year of filing, a copy of Form 8886 must be sent to the IRS’s Office of Tax Shelter Analysis.  The annual maximum penalty for failing to disclose a reportable transaction is generally $10,000 in the case of a natural person and $50,000 in any other case.

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

A REIT is predominantly held by tax-exempt pension trusts if at least one tax-exempt pension trust owns more than 25% by value of the interests in such REIT, or if one or more tax-exempt pension trusts, each owning more than 10% by value of the interests in such REIT, own in the aggregate more than 50% by value of the interests in such REIT.  Because of the share ownership concentration restrictions contained in our declaration of trust, we believe that we have not been and will not become a pension-held REIT and accordingly, the tax treatment described above should be inapplicable to our tax-exempt shareholders.  However, because our shares have been and are expected to remain publicly traded, we cannot completely control whether or not we are or will become a pension-held REIT.

Social clubs, voluntary employee benefit associations and supplemental unemployment benefit trusts exempt from federal income taxation under Sections 501(c)(7), (c)(9) and (c)(17) of the IRC, respectively, are subject to different UBTI rules, which generally will require them to characterize distributions from a REIT as UBTI.  In addition, these prospective investors should consult their own tax advisors concerning any “set aside” or reserve requirements applicable to them.

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

A distribution by us to a non-U.S. shareholder that is not attributable to gain from the sale or exchange of a “United States real property interest” within the meaning of Section 897 of the IRC, or a USRPI, and that is not designated as a capital gain dividend will be treated as an ordinary income dividend to the extent that it is made out of current or accumulated earnings and profits.  A distribution of this type will generally be subject to United States federal income tax and withholding at the rate of 30%, or at a lower rate if the non-U.S. shareholder has in the manner prescribed by the IRS demonstrated to the applicable withholding agent its entitlement to benefits under a tax treaty. In the case of any deemed or constructive distributions or a distribution in kind, the applicable withholding agent will have to collect the amount required to be withheld by reducing to cash for remittance to the IRS a sufficient portion of the property that the non-U.S. shareholder would otherwise receive or own, and the non-U.S. shareholder may bear brokerage or other costs for this withholding procedure.  Because we cannot determine our current and accumulated earnings and profits until the end of the taxable year, withholding at the rate of 30% or applicable lower treaty rate will generally be imposed on the gross amount of any distribution to a non-U.S. shareholder that we make and do not designate as a capital gain dividend.  Notwithstanding this potential withholding on distributions in excess of our current and accumulated earnings and profits, these distributions are a nontaxable return of capital to the extent that they do not exceed the non-U.S. shareholder’s adjusted basis in our shares, and the nontaxable return of capital will reduce the adjusted basis in these shares.  To the extent that distributions in excess of current and accumulated earnings and profits exceed the non-U.S. shareholder’s adjusted basis in our shares, the distributions will give rise to tax liability if the non-U.S. shareholder would otherwise be subject to tax on any gain from the sale or exchange of these shares, as discussed below.  A non-U.S. shareholder may seek a refund from the IRS of amounts withheld on distributions to it in excess of our current and accumulated earnings and profits.

From time to time, some of our distributions may be attributable to the sale or exchange of USRPIs.  However, capital gain dividends that are received by a non-U.S. shareholder, as well as dividends attributable to our sales of USRPIs, will be subject to the taxation and withholding regime applicable to ordinary income dividends and the branch profits tax will not apply, provided that (a) these dividends are received with respect to a class of shares that is “regularly traded” on a domestic “established securities market” such as the New York Stock Exchange, or the NYSE, both terms as defined by applicable Treasury regulations, and (b) the non-U.S. shareholder does not own more than 10% (5% for dividends before December 18, 2015) of that class of shares at any time during the one-year period ending on the date of distribution of the applicable capital gain and USRPI dividends.  If both of these provisions are satisfied, qualifying non-U.S. shareholders will not be subject to withholding either on capital gain dividends or on dividends that are attributable to our sales of USRPIs as though those amounts were effectively connected with a United States trade or business, and qualifying non-U.S. shareholders will not be required to file United States federal income tax returns or pay branch profits tax in respect of these dividends.  Instead, these dividends will be subject to United States federal income tax and withholding as ordinary dividends, currently at a 30% tax rate unless, as discussed below, reduced by an applicable treaty.  Although there can be no assurance in this regard, we believe that our common shares have been and will remain “regularly traded” on a domestic “established securities market” within the meaning of applicable Treasury regulations; however, we can provide no assurance that our shares will continue to be “regularly traded” on a domestic “established securities market” in future taxable years.

Except as discussed above, for any year in which we qualify for taxation as a REIT, distributions that are attributable to gain from the sale or exchange of a USRPI are taxed to a non-U.S. shareholder as if these distributions were gains effectively connected with a trade or business in the United States conducted by the non-U.S. shareholder.  Accordingly, a non-U.S. shareholder that does not qualify for the special rule above (a) will be taxed on these amounts at the normal capital gain and other tax rates applicable to a U.S. shareholder, subject to any applicable alternative minimum tax and to a special alternative minimum tax in the case of nonresident alien individuals, (b) will be required to file a United States federal income tax return reporting these amounts, even if applicable withholding is imposed as described below, and (c) if such non-U.S. shareholder is also a corporation, it may owe the 30% branch profits tax under Section 884 of the IRC, or lower applicable tax treaty rate, in respect of these amounts.  The applicable withholding agent will be required to withhold from distributions to such non-U.S. shareholders, and remit to the IRS, 35% of the maximum amount of any distribution that could be designated as a capital gain dividend.  In addition, for purposes of this withholding rule, if we designate prior distributions as capital gain dividends, then subsequent distributions up to the amount of the designated prior distributions will be treated as capital gain dividends.  The amount of any tax withheld is creditable against the non-U.S. shareholder’s United States federal income tax liability, and the non-U.S. shareholder may file for a refund from the IRS of any amount of withheld tax in excess of that tax liability.

A special “wash sale” rule may apply to a non-U.S. shareholder who owns any class of our shares if (a) the non-U.S. shareholder owns more than 5% of that class of shares at any time during the one-year period ending on the date of the distribution described below, or (b) that class of our shares is not, within the meaning of applicable Treasury regulations, “regularly traded” on a domestic “established securities market” such as the NYSE.  Although there can be no assurance in this regard, we believe that our common shares have been and will remain “regularly traded” on a domestic “established securities market” within the meaning of applicable Treasury regulations, all as discussed above; however, we can provide no assurance that our shares will continue to be “regularly traded” on a domestic “established securities market” in future taxable years.  We anticipate this wash sale rule will apply, if at all, only (a) to a non-U.S. shareholder that owns more than 10% (5% for dispositions before December 18, 2015) of either our common shares or any class of our preferred shares or (b) if the particular class of our shares were to be no longer “regularly traded.”    Such a non-U.S. shareholder will be treated as having made a “wash sale” of our shares if it (a) disposes of an interest in our shares during the 30 days preceding the ex-dividend date of a distribution by us that, but for such disposition, would have been treated by the non-U.S. shareholder in whole or in part as gain from the sale or exchange of a USRPI, and then (b) acquires or enters into a contract to acquire a substantially identical interest in our shares, either actually or constructively through a related party, during the 61 day period beginning 30 days prior to the ex-dividend date.  In the event of such a wash sale, the non-U.S. shareholder will have gain from the sale or exchange of a USRPI in an amount equal to the portion of the distribution that, but for the wash sale, would have been a gain from the sale or exchange of a USRPI.  As discussed above, a non-U.S. shareholder’s gain from the sale or exchange of a USRPI can trigger increased United States taxes, such as the branch profits tax applicable to non-U.S. corporations, and increased United States tax filing requirements.

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

Tax treaties may reduce the withholding obligations on our distributions.  Under some treaties, however, rates below 30% that are applicable to ordinary income dividends from United States corporations may not apply to ordinary income dividends from a REIT or may apply only if the REIT meets specified additional conditions.  A non-U.S. shareholder must generally use an applicable IRS Form W-8, or substantially similar form, to claim tax treaty benefits.  If the amount of tax withheld with respect to a distribution to a non-U.S. shareholder exceeds the shareholder’s United States federal income tax liability with respect to the distribution, the non-U.S. shareholder may file for a refund of the excess from the IRS.  The 35% withholding tax rate discussed above on some capital gain dividends corresponds to the maximum income tax rate applicable to corporate non-U.S. shareholders but is higher than the current preferential maximum rates on capital gains generally applicable to noncorporate non-U.S. shareholders.  Treasury regulations also provide special rules to determine whether, for purposes of determining the applicability of a tax treaty, our distributions to a non-U.S. shareholder that is an entity should be treated as paid to the entity or to those owning an interest in that entity, and whether the entity or its owners are entitled to benefits under the tax treaty.  In the case of any deemed or constructive distribution or a distribution in kind,  the applicable withholding agent may collect the amount required to be withheld by reducing to cash for remittance to the IRS a sufficient portion of the property that the non-U.S. shareholder would otherwise receive or own if the cash portion of any such distribution is not sufficient to cover the withholding liability, and the non-U.S. shareholder may bear brokerage or other costs for this withholding procedure.

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

If our shares are not USRPIs, then a non-U.S. shareholder’s gain on the sale of these shares generally will not be subject to United States federal income taxation, except that a nonresident alien individual who was in the United States for 183 days or more during the taxable year may be subject to a 30% tax on this gain.  Our shares will not constitute a USRPI if we are a “domestically controlled REIT.”  A domestically controlled REIT is a REIT in which at all times during the preceding five-year period less than 50% of the fair market value of the outstanding shares was directly or indirectly held by foreign persons.  From and after December 18, 2015, a person who at all relevant times holds less than 5% of a REIT’s shares that are regularly traded on an established securities market in the United States is deemed to be a U.S. person in making the determination of whether a REIT is domestically controlled, unless the REIT has actual knowledge that the person is not a U.S. person.  Other presumptions apply in making the determination with respect to other classes of REIT shareholders.  As a result of applicable presumptions, we expect to be able to demonstrate from and after December 18, 2015 that we are less than 50% foreign owned.  For periods prior to December 18, 2015, we believe that we were less than 50% foreign owned, but that may not be possible to demonstrate.  Accordingly, we can provide no assurance that we have been or will remain a domestically controlled REIT, particularly if that determination includes the period before December 18, 2015, when the presumptions described above did not apply.  Even if we are not a domestically controlled REIT, a non-U.S. shareholder’s gain on the sale of our shares will not be subject to United States federal income taxation as a sale of a USRPI, if that class of shares is “regularly traded,” as defined by applicable Treasury regulations, on an established securities market such as the NYSE, and the non-U.S. shareholder has at all times during the preceding five years owned 10% (5% for dispositions before December 18, 2015) or less by value of that class of shares.  In this regard, because the shares held by others may be redeemed, a non-U.S. shareholder’s percentage interest in a class of our shares may increase even if it acquires no additional shares in that class.  If a  gain on the sale of our shares is subject to United States federal income taxation under these rules, the non-U.S. shareholder will generally be subject to the same treatment as a U.S. shareholder with respect to its gain (subject to any applicable alternative minimum tax and a special alternative minimum tax in the case of nonresident alien individuals) and will be required to file a United States federal income tax return reporting that gain.  A purchaser of our shares from a non-U.S. shareholder will not be required to withhold on the purchase price if the purchased shares are regularly traded on an established securities market or if we are a domestically controlled REIT.  Otherwise, a purchaser of our shares from a non-U.S. shareholder may be required to withhold 15% (10% for dispositions on or before February 16, 2016) of the purchase price paid to the non-U.S. shareholder and to remit the withheld amount to the IRS.

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

Distributions on our shares to a non-U.S. shareholder during each calendar year and the amount of tax withheld, if any, will generally be reported to the non-U.S. shareholder and to the IRS.  This information reporting requirement applies regardless of whether the non-U.S. shareholder is subject to withholding on distributions on our shares or whether the withholding was reduced or eliminated by an applicable tax treaty.  Also, distributions paid to a non-U.S. shareholder on our shares will generally be subject to backup withholding, unless the non-U.S. shareholder properly certifies to the applicable withholding agent its non-U.S. shareholder status on an applicable IRS Form W-8 or substantially similar form.  Information reporting and backup withholding will not apply to proceeds a non-U.S. shareholder receives upon the sale, exchange, redemption, retirement or other disposition of our shares, if the non-U.S. shareholder properly certifies its non-U.S. shareholder status on an applicable IRS Form W-8 or substantially similar form.  Even without having executed an applicable IRS Form W-8 or substantially similar form, however, in some cases information reporting and backup withholding will not apply to proceeds that a non-U.S. shareholder receives upon the sale, exchange, redemption, retirement or other disposition of our shares if the non-U.S. shareholder receives those proceeds through a broker’s foreign office.

Non-United States financial institutions and other non-United States entities are subject to diligence and reporting requirements for purposes of identifying accounts and investments held directly or indirectly by United States persons.  The failure to comply with these additional information reporting, certification and other requirements could result in a 30% withholding tax on applicable payments to non-United States persons.  In particular, a payee that is a foreign financial institution that is subject to the diligence and reporting requirements described above must enter into an agreement with the United States Department of the Treasury requiring, among other things, that it undertake to identify accounts held by “specified United States persons” or “United States owned foreign entities” (each as defined in the IRC), annually report information about such accounts, and withhold 30% on applicable payments to noncompliant foreign financial institutions and account holders.  Foreign financial institutions located in jurisdictions that have an intergovernmental agreement with the United States with respect to these requirements may be subject to different rules.  The foregoing withholding regime generally applies to payments of dividends on our shares, and is expected to generally apply to other “withholdable payments” (including payments of gross proceeds from a sale or other disposition of our shares) made after December 31, 2018.  In general, to avoid withholding, any non-United States intermediary through which a shareholder owns our shares must establish its compliance with the foregoing regime, and a non-U.S. shareholder must provide certain documentation (usually an applicable IRS Form W-8) containing information about its identity, its status, and if required, its direct and indirect U.S. owners.  Non-U.S. shareholders and shareholders who hold our shares through a non-United States intermediary are encouraged to consult with their own tax advisor regarding foreign account tax compliance.

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

Assuming that each class of our shares will be “widely held” and that no other facts and circumstances exist that restrict transferability of these shares, our counsel, Sullivan & Worcester LLP, is of the opinion that our shares will not fail to be “freely transferable” for purposes of the regulation due to the restrictions on transfer of our shares under our declaration of trust and that under the regulation each class of our currently outstanding shares is publicly offered and our assets will not be deemed to be “plan assets” of any ERISA plan or non-ERISA plan that acquires our shares in a public offering.  This opinion is conditioned upon certain assumptions and representations, as discussed above in “United States Federal Income Tax Considerations—Taxation as a REIT.”

Item 1A.  Risk Factors

Our business is subject to a number of risks and uncertainties. The risks described below may not be the only risks we face, but are risks we believe material at this time. Additional risks that we do not yet know of, or that we currently think are immaterial, may also impair our business operations or financial results. If any of the events or circumstances described below occurs, our business, financial condition or results of operations and the trading price of our securities could decline. Investors and prospective investors should consider the following risks and the information contained under the heading “Warning Concerning Forward Looking Statements” before deciding whether to invest in our securities.

Risks Related to Our Business

We may be unable to lease our properties when our leases expire.

The weighted average remaining term of our leases in effect as of December 31, 2015, excluding one property (one building) classified as discontinued operations, is 4.4 years based upon annualized rental income and 4.7 years based upon occupied square footage. As of December 31, 2015, excluding one property (one building) classified as discontinued operations,  leases representing approximately 68.2% of our annualized rental income and 62.9% of our occupied square footage will expire by December 31, 2020. Although we typically will seek to renew our leases with current tenants as these leases approach expiration, we cannot assure that we will be successful in doing so.  If our tenants do not renew their leases, we may be unable to enter into new leases with substitute tenants.

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

There is a general trend among government tenants and in office real estate generally for tenants to decrease the square feet they occupy per employee and to reconfigure leased space for changed use.  This increase in utilization rates may result in tenants renewing leases for less square feet than they currently occupy, which could increase the vacancy rate at our properties.  The need to reconfigure leased space to increase utilization may also require us to spend increased amounts for tenant fit out.

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

•	the market in which an acquired property is located may experience unexpected changes that adversely affect the property’s value;

•	the occupancy of properties that we acquire may decline during our ownership, and rents or returns that are in effect or expected at the time a property is acquired may decline thereafter;

•	property operating costs for our acquired properties may be higher than anticipated and our acquired properties may not yield expected returns;

•	if we finance acquisitions using new debt or equity issuances, such financing may result in shareholder dilution;

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

To retain our qualification for taxation as a REIT, we are required to distribute at least 90% of our annual REIT taxable income (excluding capital gains) and satisfy a number of organizational and operational requirements to which REITs are subject. Accordingly, we generally will not be able to retain sufficient cash from operations to repay debts, invest in our properties or fund acquisitions. Our business and growth strategies depend, in part, upon our ability to raise additional capital at reasonable costs to repay our debts, invest in our properties and fund acquisitions. Because of the volatility in the availability of capital to businesses on a global basis and the increased volatility in most debt and equity markets generally, our ability to raise reasonably priced capital is not guaranteed; we may be unable to raise reasonably priced capital because of reasons related to our business, market perceptions of our prospects, the terms of our indebtedness or for reasons beyond our control, such as market conditions. If we are unable to raise reasonably priced capital, our business and growth strategies may fail and we may be unable to remain qualified for taxation as a REIT.

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

Almost all of our current rents come from government tenants. Some of our leases with government tenants allow the tenants to vacate the leased premises before the stated terms of the leases expire with little or no liability. In particular:

•

Tenants occupying approximately 9.2% of our rentable square feet and contributing approximately 7.2% of our annualized rental income as of December 31, 2015, excluding one property (one building) classified as discontinued operations,  have currently exercisable rights to terminate their leases before the stated term of their leases expire.

•

In 2016, 2017, 2018, 2019,  2020, 2022 and 2023, excluding one property (one building) classified as discontinued operations, early termination rights become exercisable by other tenants who currently occupy an additional approximately 6.0%, 3.1%, 1.3%, 4.7%, 2.9%, 2.1% and 1.4% of our rentable square feet, respectively, and contribute an additional approximately 5.5%, 2.6%, 1.4%, 5.2%, 2.9%, 1.5% and 1.2% of our annualized rental income, respectively, as of December 31, 2015.

•

Pursuant to leases with 15 of our government tenants, these tenants have currently exercisable rights to terminate their leases if their respective legislature or other funding authority does not appropriate rent amounts in their respective annual budgets. These 15 tenants represent approximately 15.5% of our rentable square feet and 16.1% of our annualized rental income as of December 31, 2015.

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

Approximately 24.5% of our annualized rental income as of December 31, 2015, excluding one property (one building) classified as discontinued operations, was received from properties located in the Washington, D.C. metro area. A downturn in economic conditions in this area could result in reduced demand from tenants for our properties or lower the rents that our government tenants in this area are willing to pay when our leases expire or terminate and when renewal or new terms are negotiated. Additionally, in recent years there has been a decrease in demand for new leased space by the U.S. Government in the

Washington, D.C. metro area, and that could increase competition for government tenants and adversely affect our ability to retain government tenants when our leases expire.

We have a substantial amount of indebtedness and other obligations, which could adversely affect our financial condition, and we may incur additional debt.

As of December 31, 2015, we had $1.2 billion in debt outstanding, which was 54.6% of our total book capitalization. These obligations are substantial, could have important consequences to holders of our common shares and could limit our ability to obtain financing for working capital, capital expenditures, acquisitions, refinancing, lease obligations or other purposes.  They may also increase our vulnerability to adverse economic, market and industry conditions, limit our flexibility in planning for, or reacting to, changes in our business operations or to our industry overall, and place us at a disadvantage in relation to competitors that have lower debt levels.  In addition, amounts outstanding under our unsecured revolving credit facility and term loans, which in aggregate represent 57.9% of our total outstanding debt at December 31, 2015, require interest to be paid at variable interest rates. When interest rates increase, so will our interest costs, which could adversely affect our cash flow, our ability to pay principal and interest on our debt and our cost of refinancing our debt when it becomes due.  For further information regarding our exposure to risks associated with market changes in interest rates, please see elsewhere in this Annual Report on Form 10-K, including Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk.” Additionally, if we choose to hedge our interest rate risk, we cannot assure that the hedge will be effective or that our hedging counterparty will meet its obligations to us.  Any or all of the above events and factors could have an adverse effect on our results of operations and financial condition.

If we default under a loan (including any default in covenants contained in our credit agreement or our senior unsecured notes indenture and its supplement), we may be in default under any other loan that has cross-default provisions, further borrowings under our unsecured revolving credit facility may be prohibited, outstanding indebtedness under our unsecured revolving credit facility, term loans, senior unsecured notes indenture and its supplement or such other loans may be accelerated, and we could be forced to liquidate our assets for less than the values we would receive in a more orderly process.

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

If we are unable to borrow under our unsecured revolving credit facility, we may be unable to meet our business obligations or to grow by acquiring additional properties, or we may be required to sell some of our properties. If we default under our credit agreement, our lenders may demand immediate payment and our lenders under our unsecured revolving credit facility may elect not to make further borrowings available to us. Additionally, during the continuance of any event of default under our credit agreement, we will be limited or in some cases prohibited from making distributions on our common shares. Any default under our credit agreement that resulted in our obligations to repay outstanding indebtedness being accelerated or in our no longer being permitted to borrow under our unsecured revolving credit facility would likely have serious and adverse consequences to us and would likely cause the market price of our common shares to materially decline.

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

Since the most recent recession, the U.S. Federal Reserve has taken actions which have resulted in low interest rates prevailing in the marketplace for a historically long period of time. In December 2015, the U.S. Federal Reserve raised its benchmark interest rate by a quarter of a percentage point. Market interest rates may continue to increase and the increase may materially and negatively affect us. One of the factors that investors typically consider important in deciding whether to buy or sell our common shares is the distribution rate with respect to such shares relative to prevailing market interest rates. If market interest rates go up, investors may expect a higher distribution rate before investing in our common shares or may sell our common shares and seek alternate investments with a higher distribution rate.  Sales of our common shares may cause a decline in the market prices of such shares, which would reduce our market capitalization and total shareholder return.

The potential negative impact on the value of our shares may increase our cost of capital, including decreasing the amount of equity and debt we may be able to raise, increasing the extent of dilution from any equity offering we may make or increasing the costs to us for any such equity or debt offering.

Amounts outstanding under our unsecured revolving credit facility and term loans require interest at variable interest rates. When interest rates increase, so will our interest costs, which could adversely affect our cash flow, our ability to pay principal and interest on our debt, our cost of refinancing our debt when it becomes due and our ability to make or sustain distributions to our shareholders. Additionally, if we choose to hedge our interest rate risk, we cannot assure that the hedge will be effective or that our hedging counterparty will meet its obligations to us.

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

Our manager relies on information technology for our operations, and any material failure, inadequacy, interruption or security failure of that technology could harm our business.

RMR LLC relies on information technology networks and systems, including the Internet, to process, transmit and store electronic information and to manage or support a variety of our business processes, including financial transactions and maintenance of records, which may include personally identifiable information of employees and tenants and lease data.  RMR LLC relies on commercially available systems, software, tools and monitoring to provide security for processing, transmitting and storing confidential tenant, customer and vendor information, such as personally identifiable information relating to financial accounts. Although RMR LLC takes various actions to protect the security of the data maintained in its information systems, it is possible that its security measures will not prevent the systems’ improper functioning, or the improper disclosure of personally identifiable information such as in the event of cyber attacks. Security breaches, including physical or electronic break‑ins, computer viruses, attacks by hackers and similar breaches, can create system disruptions, shutdowns or unauthorized disclosure of confidential information. Any failure to maintain proper function, security and availability of RMR LLC’s information systems could interrupt our operations, damage our reputation, subject us to liability claims or regulatory penalties and could materially and adversely affect us.

Changes in lease accounting standards may materially and adversely affect us.

The Financial Accounting Standards Board, or FASB, is in the process of adopting new accounting rules that will be effective for fiscal years ending after December 2018, that will require companies to capitalize all leases on their balance sheets by recognizing a lessee’s rights and obligations. When the final rules are effective, many companies that account for certain leases on an “off balance sheet” basis will be required to account for such leases “on balance sheet.” This change will remove many of the differences in the way companies account for owned property and leased property, and could have a material effect on various aspects of our tenants’ businesses, including their credit quality and the factors they consider in deciding whether to own or lease properties. When the rules are effective, or as the effective date approaches, it could cause companies that lease properties to prefer shorter lease terms, in an effort to reduce the leasing liability required to be recorded on their balance sheets; however, we do not expect this rule will affect the behavior of our government tenants.  The new rules could also make lease renewal options less attractive, as, under certain circumstances, the rules will require a tenant to assume that a renewal right will be exercised and accrue a liability relating to the longer lease term.

The U.S. economy’s recovery to date from its most recent recession has been slow, unsteady and incomplete.

The U.S. economy’s recovery to date from its most recent recession has been slow, unsteady and incomplete, which has created volatile market conditions. While the markets had been showing signs of stabilization and growth, new challenges have arisen, including uncertain U.S. Federal Reserve policy regarding the timing and amount of future increases in interest rates and the risk that declining overseas markets may hinder the growth of the U.S. economy. It remains unclear whether the U.S. economy will be able to withstand these market challenges and global uncertainty and achieve meaningful and sustained growth.  Economic weakness in the U.S. economy generally or a new recession would likely adversely affect our financial condition and that of our tenants, and could impact the ability or willingness of our tenants to renew our leases or pay rent to us.

Insurance on our properties may not adequately cover all losses and uninsured losses could materially and adversely affect us.

Generally, we are responsible for the costs of insurance coverage for our properties, such as for casualty, liability, fire and extended coverage. Under certain circumstances insurance proceeds may not be adequate to restore our economic position with respect to an affected property and we could be materially and adversely affected. Furthermore, we do not have any insurance designated to limit any losses that we may incur as a result of known or unknown environmental conditions which are not caused by an insured event, such as, for example, fire or flood.

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

Our business could be adversely impacted if there are deficiencies in our disclosure controls and procedures or our internal control over financial reporting.

The design and effectiveness of our disclosure controls and procedures and our internal control over financial reporting may not prevent all errors, misstatements or misrepresentations. While management will continue to review the effectiveness of our disclosure controls and procedures and our internal control over financial reporting, there can be no guarantee that our internal control over financial reporting will be effective in accomplishing all control objectives all of the time. Deficiencies, including any material weaknesses, in our internal control over financial reporting could result in misstatements of our results of operations or our financial statements or could otherwise materially and adversely affect our business, reputation, results of operations, financial condition or liquidity.

Risks Related to Our Relationships with RMR Inc., RMR LLC and SIR.

We may not realize the expected benefits of our acquisition of an interest in RMR Inc.

On June 5, 2015 we entered into the Up-C Transaction with RMR Inc., RMR LLC, ABP Trust (formerly known as Reit Management & Research Trust) and three other REITs to which RMR LLC provides management services in which, among other things, we acquired 1,541,201 shares of RMR Inc.’s class A common stock. ABP Trust acquired 700,000 of our common shares and we amended our management agreements with RMR LLC and extended them for 20 year terms.  We subsequently distributed 768,032 of the shares of RMR Inc.’s class A common stock that we received in the Up-C Transaction pro rata to our shareholders. SIR also distributed shares of RMR Inc.’s class A common stock pro rata to its shareholders from which we received 441,056 shares of RMR Inc.’s class A common stock as a shareholder of SIR. We believe the Up-C Transaction provided several benefits to us, including an attractive investment in the equity securities of RMR Inc., the further alignment of the interests of RMR LLC,

Adam Portnoy and Barry Portnoy with our interests and greater transparency for us and our shareholders into the compensation practices and financial and operating results of RMR LLC.  However, our investment in RMR Inc. is subject to various risks, including the highly competitive nature of RMR LLC’s business and the limited public market for RMR Inc.’s securities, among others, which may result in us losing some or all of our investment in RMR Inc. or otherwise not realizing the benefits we expect from the Up-C Transaction.  For further information on the Up-C Transaction, see Note 6 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

We are dependent upon RMR LLC to manage our business and implement our growth strategy.

We have no employees. Personnel and services that we require are provided to us by RMR LLC pursuant to our management agreements with RMR LLC. Our ability to achieve our business objectives depends on RMR LLC  and its ability to manage our properties, identify and complete our acquisitions and dispositions and to execute our growth strategy. Accordingly, our business is dependent upon RMR LLC’s business contacts, its ability to successfully hire, train, supervise and manage its personnel and its ability to maintain its operating systems. If we lose the services provided by RMR LLC or its key personnel, our business and growth prospects may decline. We may be unable to duplicate the quality and depth of management available to us by becoming internally managed or by hiring another manager. Also, in the event RMR LLC is unwilling or unable to continue to provide management services to us, our cost of obtaining substitute services may be greater than the fees we pay RMR LLC under our management agreements, and as a result our expenses may increase.

Each of our executive officers is also an officer of RMR LLC. Because our executive officers have duties to RMR LLC as well as to our company, we do not have their undivided attention. They face conflicts in allocating their time and resources between our company and RMR LLC.

Our management structure and agreements and relationship with RMR LLC may restrict our investment activities and may create conflicts of interest or the perception of such conflicts.

RMR LLC is authorized to follow broad operating and investment guidelines and, therefore, has discretion in determining the properties that will be appropriate investments for us, as well as our individual operating and investment decisions. Our Board of Trustees periodically reviews our operating and investment guidelines and our operating activities and investments but it does not review or approve each decision made by RMR LLC on our behalf. In addition, in conducting periodic reviews, our Board of Trustees relies primarily on information provided to it by RMR LLC. Our Managing Trustees control RMR Inc., which is the managing member of and controls RMR LLC.

RMR LLC also acts as the manager for three other NYSE-listed REITs: HPT, which owns hotels and travel centers; SNH, which primarily owns healthcare, senior living and medical office buildings; and SIR, which primarily owns and invests in net leased, single tenant properties. RMR LLC also provides services to other publicly and privately owned companies, including FVE, which operates senior living communities; TA, which operates and franchises travel centers and convenience stores; and Sonesta, which operates, manages and franchises hotels, resorts and cruise ships. These multiple responsibilities to public companies and other businesses could create competition for the time and efforts of RMR LLC and Messrs. Barry and Adam Portnoy. Also, RMR LLC’s multiple responsibilities to us and to other companies to which it provides management services may give rise to conflicts of interest, or the appearance of such conflicts of interest.

Our management agreements were negotiated between related parties, and the terms, including the fees payable to RMR LLC, may not be as favorable to us as they would have been if they were negotiated between unrelated parties. Our property management fees are calculated based on rents we receive and construction supervision fees for construction at our properties overseen and managed by RMR LLC, and our base business management fee is calculated based upon the lower of the historical costs of our real estate investments and our market capitalization. These fee arrangements could incentivize RMR LLC to pursue acquisitions, capital transactions, tenancies and construction projects or to avoid disposing of our assets in order to increase or maintain its management fees.  Our Independent Trustees oversee our acquisition and disposition program and capital transactions and regularly review our properties’ results, rents, leasing activities, budgets and construction activities as well as market trends.  If we do not effectively manage our investment, disposition, and capital transactions and leasing, construction and other property management activities, we may pay increased management fees without proportional benefits to our shareholders.

In our management agreements with RMR LLC, we acknowledge that RMR LLC may engage in other activities or businesses and act as the manager to any other person or entity (including other REITs) even though such person or entity has investment policies and objectives similar to our policies and objectives and we are not entitled to preferential treatment in receiving information, recommendations and other services from RMR LLC. Accordingly, we may lose investment opportunities to, and may compete for tenants with, other businesses managed by RMR LLC.

Barry Portnoy is a Managing Director, officer and controlling shareholder (through ABP Trust) of RMR Inc. and an officer of RMR LLC, and Adam Portnoy is a Managing Director, President, Chief Executive Officer and controlling shareholder (through ABP Trust) of RMR Inc. and an officer of RMR LLC. Adam Portnoy and Barry Portnoy also own class A membership units of RMR LLC through their ownership of ABP Trust. All of the members of our Board of Trustees, including our Independent Trustees, are members of one or more boards of trustees or directors of other public companies to which RMR LLC provides management services. All of our executive officers are also officers of RMR Inc., RMR LLC and other companies to which RMR LLC provides management services, including our President and Chief Operating Officer, David Blackman, who also serves as President and Chief Operating Officer of SIR. The foregoing individuals may hold equity in RMR Inc. and other public companies to which RMR LLC provides management services. Any such equity ownership or positions could create, or appear to create, conflicts of interest with respect to matters involving us, SIR, the other companies to which RMR LLC provides management services and RMR Inc. and its related parties.

The Up-C Transaction and the agreements entered into as part of the Up-C Transaction are among related persons, which increases the risk of allegations of conflicts of interest, and such allegations may impair our ability to realize the benefits we expect from the Up-C Transaction.

Because of the various relationships among us, RMR Inc., RMR LLC and the other REITs to which RMR LLC provides management services, the Up-C Transaction and the agreements entered into as part of the Up-C Transaction, including the amendment and extension of our management agreements for 20 year terms, are among related persons.  The Up-C Transaction and the terms thereof were negotiated and reviewed by a Joint Special Committee comprised solely of our Independent Trustees and the independent trustees of the other REITs to which RMR LLC provides management services, or the Joint Special Committee, and were separately approved and adopted by our Independent Trustee who did not serve as an independent trustee of any of the other REITs, by a Special Committee of our Board of Trustees, comprised solely of our Independent Trustees, or our Special Committee, and by our Board of Trustees.  Morgan Stanley & Co. LLC acted as financial advisor to the Joint Special Committee and Reynolds Advisory Partners, LLC acted as financial advisor to our Special Committee.  Nonetheless, the Up-C Transaction may not be on terms as favorable to us or the other REITs to which RMR LLC provides management services as it would have been if it was negotiated among unrelated parties.  As a result of these relationships, we may be subject to increased risk that our shareholders or the shareholders of the other REITs to which RMR LLC provides management services may challenge the Up-C Transaction and the agreements entered into as part of the Up-C Transaction.  Any such challenge could result in substantial costs and a diversion our management’s attention, could have a material adverse effect on our reputation, business and growth and could adversely affect our ability to realize the benefits we expect from the Up-C Transaction, whether or not the allegations have merit or are substantiated.

The termination of our management agreements may require payment of a substantial termination fee, including in the case of a termination for unsatisfactory performance, which may limit our ability to end our relationship with RMR LLC.

The terms of our management agreements with RMR LLC automatically extend on December 31st of each year so that such terms thereafter end on the 20th anniversary of the date of the extension.  We have the right to terminate these agreements: (1) at any time on 60 days’ written notice for convenience, (2) immediately upon written notice for cause, as defined in the agreements, (3) on written notice given within 60 days after the end of any applicable calendar year for a performance reason, as defined in the agreements, and (4) by written notice during the 12 months following a manager change of control, as defined in the agreements.  However, if we terminate a management agreement for convenience, or if RMR LLC terminates a management agreement with us for good reason, as defined in such agreement, we are obligated to pay RMR LLC a termination fee in an amount equal to the sum of the present values of the monthly future fees, as defined in the agreement, payable to RMR LLC for the remaining term of the agreement, which term depending on the time of termination would be between 19 and 20 years.  Additionally, if we terminate a management agreement for a performance reason, as defined in the agreement, we are obligated to pay RMR LLC the termination fee calculated as described above, but assuming a remaining term of 10 years. These provisions substantially increase the cost to us of terminating the management agreements without cause, which may limit our ability to end our relationship with RMR LLC as our manager.  The payment of the termination fee could have a material adverse effect on our financial condition, including our ability to pay dividends to our shareholders.

Our management arrangements with RMR LLC may discourage our change of control.

Our management agreements with RMR LLC have 20 year terms that renew annually.  As noted in the preceding risk factor, if we terminate either of these management agreements other than for cause or upon a change of control of our manager, we are obligated to pay RMR LLC a substantial termination fee.  For these reasons, our management agreements with RMR LLC discourage a change of control of us, including a change of control which might result in payment of a premium for our common shares.

We may be at an increased risk for dissident shareholder activities due to perceived conflicts of interest arising from our management structure.

In the past, in particular following periods of volatility in the overall market or declines in the market price of a company’s securities, shareholder litigation, dissident shareholder trustee nominations and dissident shareholder proposals have often been instituted against companies alleging conflicts of interest in business dealings with affiliated and related persons and entities.  Our relationships with RMR Inc., RMR LLC, SIR, AIC, the other businesses and entities to which RMR LLC provides management services, Barry Portnoy and Adam Portnoy and other related persons of RMR LLC may precipitate such activities.  These activities, if instituted against us, could result in further costs, which could be substantial in amount, and a diversion of our management’s attention even if the action is unfounded.

We may experience losses from our business dealings with AIC.

We have invested approximately $6.0 million in AIC, we have purchased a substantial portion of our property insurance in a program designed by AIC, and we periodically consider the possibilities for expanding our relationship with AIC to other types of insurance.  We, ABP Trust, SIR and four other companies to which RMR LLC provides management services each own 14.3% of AIC, and we and those other AIC shareholders participate in a combined insurance program designed and reinsured in part by AIC.  Our principal reason for investing in AIC and for purchasing insurance in these programs is to seek to improve our financial results by obtaining improved insurance coverages at lower costs than may be otherwise available to us or by participating in any profits which we may realize as an owner of AIC.  While we believe we have in the past benefitted from these arrangements, these beneficial financial results may not occur in the future, and we may need to invest additional capital in order to continue to pursue these results.  AIC’s business involves the risks typical of an insurance business, including the risk that it may not operate profitably.  Accordingly, financial benefits from our business dealings with AIC may not be achieved in the future, and we may experience losses from these dealings.

Risks Related to Our Ownership Interest in SIR

The market value of our ownership in SIR may decline.

We own 24,918,421 SIR common shares. As of December 31, 2015, the carrying value of our SIR common shares was $491.4 million, and the market value of those common shares was $493.9 million based on the closing price of SIR’s common shares on the NYSE on that day. We have no ability to control the market price of SIR’s common shares. If it appears that the market value of our SIR common shares is persistently below the carrying value of our SIR common shares, we may be required to record an impairment charge with regard to our ownership of the SIR common shares, and the amount of this charge may be material.

We may be unable to realize the market value or the carrying value of our SIR common shares at the time of sale.

As of the date of this Annual Report on Form 10-K, we own 27.9% of SIR’s total outstanding common shares. Because we own such a large number of SIR common shares which represents such a large percentage of SIR’s outstanding common shares, any effort we make to sell our SIR common shares may depress the market value of SIR’s common shares and we may be unable to realize an otherwise market price for our SIR common shares. Speculation by the press, stock analysts, our shareholders or others regarding our intention with respect to our investment in SIR could adversely affect the market price of SIR’s common shares. Also, we may be unable to sell our SIR common shares for an amount equal to the carrying value of our SIR common shares because of the significance of our SIR holdings, reduced market value of SIR common shares or otherwise; we may realize a loss on our investment in SIR common shares.

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

•

SIR’s board of trustees may change or revise SIR’s business plans and policies from time to time without shareholder approval, and any such changes could adversely affect SIR’s financial condition, results of operations, the market price of SIR’s common shares and SIR’s ability to make distributions to its shareholders; and

•	Our relationship with SIR may create conflicts of interest or the perception of such conflicts.

 Risks Related to Our Organization and Structure

Ownership limitations and certain provisions in our declaration of trust and bylaws, as well as certain provisions of Maryland law, may deter, delay or prevent a change in our control or unsolicited acquisition proposals.

Our declaration of trust prohibits any shareholder other than RMR LLC and its affiliates (as defined under Maryland law), and certain persons who have been exempted by our Board of Trustees, from owning (directly and by attribution) more than 9.8% of the number or value of shares of any class or series of our outstanding shares of beneficial interest, including our common shares. This provision of our declaration of trust is intended to assist with our REIT compliance under the IRC and otherwise to promote our orderly governance. However, this provision also inhibits acquisitions of a significant stake in us and may deter, delay or prevent a change in control of us or unsolicited acquisition proposals that a shareholder may consider favorable. Additionally, provisions contained in our declaration of trust and bylaws or under Maryland law may have a similar impact, including, for example, provisions relating to:

•	the division of our Trustees into three classes, with the term of one class expiring each year, which could delay a change of control of us;

•

shareholder voting rights and standards for the election of Trustees and other provisions which require larger majorities for approval of actions which are not approved by our Trustees than for actions which are approved by our Trustees;

•	the authority of our Board of Trustees, and not our shareholders, to adopt, amend or repeal our bylaws and to fill vacancies on our Board of Trustees;

•	the fact that only our Board of Trustees, or if there are no Trustees, our officers, may call shareholder meetings and that shareholders are not entitled to act without a meeting;

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

Disputes with RMR LLC and shareholder litigation against us or our Trustees and officers may be referred to binding arbitration proceedings.

Our contracts with RMR LLC provide that any dispute arising under those contracts may be referred to binding arbitration proceedings. Similarly, our declaration of trust and bylaws provide that actions by our shareholders against us or against our Trustees and officers, including derivative and class actions, may be referred to binding arbitration proceedings. As a result, we and our shareholders would not be able to pursue litigation for these disputes in courts against RMR LLC or our Trustees and officers if the disputes were referred to arbitration. In addition, the ability to collect attorneys' fees or other damages may be limited in the arbitration proceedings, which may discourage attorneys from agreeing to represent parties wishing to commence such a proceeding.

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

Our bylaws currently provide that, unless we consent in writing to the selection of an alternative forum or the dispute has been referred to binding arbitration, the Circuit Court for Baltimore City, Maryland, or if that court does not have jurisdiction, the United States District Court for the District of Maryland, Baltimore Division, will be the sole and exclusive forum for: (1) any derivative action or proceeding brought on our behalf; (2) any action asserting a claim for breach of a duty owed by any Trustee, officer, manager, agent or employee of ours to us or our shareholders; (3) any action asserting a claim against us or any Trustee, officer, manager, agent or employee of ours arising pursuant to the Maryland General Corporation Law, our declaration of trust or bylaws brought by or on behalf of a shareholder; or (4) any action asserting a claim against us or any Trustee, officer, manager, agent or employee of ours that is governed by the internal affairs doctrine.  This choice of forum provision may limit a shareholder’s ability to bring a claim in a judicial forum that the shareholder believes is favorable for disputes with us or our Trustees, officers, manager,  agents or employees which may discourage lawsuits against us and our Trustees, officers, manager, agents or employees.  Any person or entity purchasing or otherwise acquiring or holding any interest in our shares of beneficial interest shall be deemed to have notice of and to have consented to this provision of our bylaws, as they may be amended from time to time.  This choice of forum provision of our bylaws does not abrogate or supersede other provisions of our bylaws stipulating that actions by our shareholders against us or against our Trustees and officers, including derivative and class actions, may be referred to binding arbitration proceedings.

Risks Related to Our Taxation

The loss of our status as a REIT for U.S. federal income tax purposes could have significant adverse consequences.

As a REIT, we generally do not pay federal and state income taxes. However, actual qualification for taxation as a REIT under the IRC depends on satisfying complex statutory requirements, for which there are only limited judicial and administrative interpretations. We believe that we have been organized and have operated, and will continue to be organized and to operate, in a manner that qualified and will continue to qualify us to be taxed under the IRC as a REIT. However, we cannot be certain that, upon review or audit, the IRS will agree with this conclusion. Furthermore, there is no guarantee that the federal government will not someday eliminate REITs or adversely modify their taxation under the IRC.

Maintaining our qualification for taxation as a REIT will require us to continue to satisfy tests concerning, among other things, the nature of our assets, the sources of our income and the amounts we distribute to our shareholders. In order to meet these requirements, it may be necessary for us to sell or forgo attractive investments.

If we cease to qualify for taxation as a REIT, then our ability to raise capital might be adversely affected, we will be in breach under our credit agreement, we may be subject to material amounts of federal and state income taxes and the value of our common shares likely would decline. In addition, if we lose or revoke our qualification as a REIT for a taxable year, we will generally be prevented from requalifying as a REIT for the next four taxable years.

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

We generally must distribute annually at least 90% of our taxable income, subject to specified adjustments and excluding any net capital gain, in order for federal corporate income tax not to apply to earnings that we distribute. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our taxable income, we will be subject to federal corporate income tax on our undistributed taxable income. We intend to make distributions to our shareholders to comply with the REIT requirements of the IRC. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our shareholders in a calendar year is less than a minimum amount specified under federal tax laws.

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

Even if we qualify and remain qualified for taxation as a REIT, we may face other tax liabilities that reduce our cash flow.

Even if we qualify and remain qualified for taxation as a REIT, we may be subject to federal, state and local taxes on our income and assets, including taxes on any undistributed income, excise taxes, state or local income, property and transfer taxes, such as mortgage recording taxes, and other taxes. See “Business—United States Federal Income Tax Considerations—Taxation as a REIT.” For example, some state jurisdictions may in the future limit or eliminate certain favorable deductions, including the dividends paid deduction, which could increase our income tax expense.  In addition, in order to meet the requirements for qualification and taxation as a REIT, prevent the recognition of particular types of non‑cash income, or avert the imposition of a 100% tax that applies to specified gains derived by a REIT from dealer property or inventory, we may hold some of our assets and operations through our taxable REIT subsidiaries or other subsidiary corporations that will be subject to corporate level income tax at regular rates. Any of these taxes would decrease cash available for distribution to our shareholders.

Risks Related to Our Securities

We cannot assure that we will continue to make distributions to our shareholders and distributions we make may include a return of capital.

We intend to continue to make regular quarterly distributions to our shareholders. However:

•	our ability to make distributions will be adversely affected if any of the risks described herein, or other significant events, occur;

•	our making of distributions is subject to compliance with restrictions contained in our credit agreement and may be subject to restrictions in future debt we may incur; and

•

any distributions will be made in the discretion of our Board of Trustees and will depend upon various factors that our Board of Trustees deems relevant, including our results of operations, our financial condition, debt and equity capital available to us, our expectation of our future capital requirements and operating performance, including our funds from operations, or FFO, our normalized funds from operations, or Normalized FFO, restrictive covenants in our financial or other contractual arrangements (including those in our credit agreement), tax law requirements to maintain our qualification for taxation as a REIT, restrictions under Maryland law and our expected needs and availability of cash to pay our obligations.

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

•

the general reputation of REITs and externally managed companies and the attractiveness of our equity securities in comparison to other equity securities, including securities issued by other real estate based companies or by other issuers less sensitive to rises in interest rates;

•	our underlying asset value;

•	investor confidence in the stock and bond markets, generally;

•	market interest rates;

•	national economic conditions;

•	changes in tax laws;

•	changes in our credit ratings; and

•	general market conditions.

We believe that one of the factors that investors consider important in deciding whether to buy or sell equity securities of a REIT is the distribution rate, considered as a percentage of the price of the equity securities, relative to market interest rates. Interest rates have been at historically low levels for an extended period of time.  There is a general market perception that REIT shares outperform in low interest rate environments and underperform in rising interest rate environments when compared to the broader market.  During 2015, there were periods when there were market expectations of rising interest rates, which temporarily increased market interest rates and resulted in declines in the value of REIT shares generally that exceeded any declines for the general market.  In December 2015, the U.S. Federal Reserve raised its benchmark interest rate by a quarter of a percentage point.  Market interest rates may continue to increase in the near to intermediate term.   If market interest rates continue to increase, or if there is market expectation of such increases, prospective purchasers of REIT equity securities may want to achieve a higher distribution rate. Thus, higher market interest rates, or the expectation of higher interest rates, could cause the market price of our common shares to decline.

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

We are the sole obligor on our outstanding senior unsecured notes, and our outstanding senior unsecured notes and any notes or other debt securities we may issue in the future, or (together with our outstanding senior unsecured notes) the Notes, are not, and any Notes we may issue in the future may not be, guaranteed by any of our subsidiaries. Our subsidiaries are separate and distinct legal entities and have no obligation, contingent or otherwise, to pay any amounts due on the Notes, or to make any funds available therefor, whether by dividend, distribution, loan or other payments.  The rights of holders of Notes to benefit from any of the assets of our subsidiaries are subject to the prior satisfaction of claims of our subsidiaries’ creditors and any preferred equity holders. As a result, the Notes are, and, except to the extent that future Notes are guaranteed by our subsidiaries, will be, structurally subordinated to all of the debt, liabilities and obligations of our subsidiaries, including guarantees of other indebtedness of ours, payment obligations under lease agreements, trade payables and preferred equity. As of December 31, 2015, our subsidiaries had total indebtedness and other liabilities (excluding security and other deposits and guaranties) of $159.7 million.

The Notes are unsecured and effectively subordinated to all of our existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness.

Our outstanding Notes are not secured and any Notes we may issue in the future may not be secured. Upon any distribution to our creditors in a bankruptcy, liquidation, reorganization or similar proceeding relating to us or our property, the holders of our secured debt will be entitled to exercise the remedies available to a secured lender under applicable law and pursuant to the instruments governing such debt and to be paid in full from the assets securing that secured debt before any payment may be made with respect to Notes that are not secured by those assets. In that event, because such Notes will not be secured by any of our assets, it is possible that there will be no assets from which claims of holders of such Notes can be satisfied or, if any assets remain, that the remaining assets will be insufficient to satisfy those claims in full. If the value of such remaining assets is less than the aggregate outstanding principal amount of such Notes and accrued interest and all future debt ranking equally with such Notes, we will be unable to fully satisfy our obligations under such Notes. In addition, if we fail to meet our payment or other obligations under our secured debt, the holders of that secured debt would be entitled to foreclose on our assets securing that secured debt and liquidate those assets. Accordingly, we may not have sufficient funds to pay amounts due on such Notes. As a result, holders of Notes may lose a portion of or the entire value of their investment in such Notes. Further, the terms of our outstanding Notes permit, and the terms of any Notes we may issue in the future may permit us to incur additional secured indebtedness subject to compliance with certain debt ratios. The Notes that are not secured will be effectively subordinated to any such additional secured indebtedness.  As of December 31, 2015, we had $136.6 million in secured mortgage debt.

There is no public market for the Notes, and one may not develop, be maintained or be liquid.

We have not applied for listing of our outstanding Notes on any securities exchange or for quotation of the outstanding Notes on any automatic dealer quotation system and may not do so for Notes issued in the future. We can give no assurances concerning the liquidity of any market that may develop for the Notes, the ability of any investor to sell the Notes or the price at which investors would be able to sell them. If a market for the Notes does not develop, investors may be unable to resell the Notes for an extended period of time, if at all. If a market for the Notes does develop, it may not continue or it may not be sufficiently liquid to allow holders to resell any of the Notes. Consequently, investors may not be able to liquidate their investment readily, and lenders may not readily accept the Notes as collateral for loans.

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

The outstanding Notes are rated by two rating agencies and any Notes we may issue in the future may be rated by one or more rating agencies. These credit ratings are continually reviewed by rating agencies and may change at any time based upon, among other things, our results of operations and financial condition. Negative changes in the ratings assigned to our debt securities could have an adverse effect on the market prices of the Notes and our costs and availability of capital, which could in turn have a material adverse effect on our results of operations and our ability to satisfy our debt service obligations.

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

Item 1B.  Unresolved Staff Comments

None.

 Item 2.  Properties

General.  As of December 31, 2015, excluding one property (one building) classified as discontinued operations, we owned 71 properties (91 buildings) located in 31 states and the District of Columbia containing approximately 10.7 million rentable square feet.    As of December 31, 2015,  47 of those properties (61 buildings), with approximately 7.3 million rentable square feet, were primarily leased to the U.S. Government, 18 of those properties (24 buildings), with approximately 2.6 million rentable square feet, were primarily leased to 12 state governments, one of those properties (one building) with 190,044 rentable square feet was primarily leased to a municipal tenant, one of those properties (one building), with 187,060 rentable square feet, was leased to the United Nations, an international intergovernmental organization, two of those properties (two buildings), with

319,344 rentable square feet, were primarily leased to non‑government tenants, and two properties (two buildings), with 64,273 rentable square feet, were available for lease.

The following table provides certain information about our properties, excluding one property (one building) classified as discontinued operations, as of December 31, 2015 (dollars in thousands):

			Undepreciated	Depreciated	Annualized
	Number of	Number of	Carrying	Carrying	Rental
Property Location	Properties	Buildings	Value(1)	Value(1)	Income(2)
Alabama	2	2	$23,053	$21,446	$2,939
Arizona	2	2	21,718	19,851	2,314
California	9	9	212,872	168,458	27,646
Colorado	3	5	68,837	52,482	10,681
District of Columbia	2	2	141,304	107,622	24,875
Florida	2	2	48,817	43,636	6,716
Georgia	6	10	142,755	122,969	20,945
Idaho	1	3	32,889	30,419	4,655
Illinois	1	1	15,524	13,348	2,080
Indiana	1	3	75,673	68,012	9,370
Kansas	1	1	13,605	11,916	2,556
Kentucky	1	1	13,431	12,551	2,533
Maryland	7	8	157,855	125,830	20,347
Massachusetts	4	4	82,017	72,509	13,646
Michigan	1	1	18,644	16,094	2,718
Minnesota	2	2	39,405	33,379	3,814
Mississippi	1	1	25,946	23,766	3,774
Missouri	2	2	25,452	21,022	4,127
New Hampshire	1	1	17,423	15,154	2,345
New Jersey	1	1	44,550	39,650	6,261
New Mexico	1	1	2,418	2,190	-
New York	4	4	167,300	147,461	20,888
Oregon	1	1	28,552	26,089	5,093
South Carolina	1	3	16,834	14,334	2,060
Tennessee	1	1	8,734	7,805	3,111
Texas	1	1	12,895	8,525	2,192
Vermont	1	1	9,236	8,013	1,108
Virginia	6	11	168,606	161,674	25,303
Washington	2	4	41,798	32,245	5,481
West Virginia	1	1	5,056	3,156	775
Wisconsin	1	1	5,616	5,055	1,013
Wyoming	1	1	10,663	6,663	1,755
Total	71	91	$1,699,478	$1,443,324	$243,121

(1)	Excludes value assigned to real estate intangibles in purchase price allocation.
(2)

Annualized rental income is defined as the annualized contractual base rents from our tenants pursuant to our lease agreements as of December 31, 2015, plus straight line rent adjustments and estimated recurring expense reimbursements to be paid to us, and excluding lease value amortization.

At December 31, 2015,  five of our properties (six buildings) with an aggregate undepreciated carrying value of $185.8 million were encumbered by mortgage notes payable totaling $136.6 million.

Item 3.  Legal Proceedings

From time to time, we may become involved in litigation matters incidental to the ordinary course of our business.  Although we are unable to predict with certainty the eventual outcome of any litigation, we are currently not a party to any litigation which we expect to have a material adverse effect on our business.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common shares are traded on the NYSE (symbol: GOV). The following table sets forth for the periods indicated the high and low sale prices for our common shares as reported by the NYSE composite transaction reports:

	High	Low
2015
First Quarter	$23.80	$22.11
Second Quarter	23.15	18.40
Third Quarter	19.34	15.10
Fourth Quarter	17.97	15.35

2014
First Quarter	$25.41	$24.02
Second Quarter	26.30	24.77
Third Quarter	25.68	21.84
Fourth Quarter	23.64	21.71

The closing price of our common shares on the NYSE on February 10, 2016, was $13.44 per common share.

As of February 10, 2016, there were 155 shareholders of record of our common shares.

Information about cash distributions declared on our common shares  is summarized in the table below. Common share cash distributions are generally declared and paid in the quarter following the quarter to which they relate.

	Cash
	Distributions
	Per Common Share
	2015	2014
First Quarter	$0.43	$0.43
Second Quarter	0.43	0.43
Third Quarter	0.43	0.43
Fourth Quarter	0.43	0.43
Total	$1.72	$1.72

All common share distributions shown in the table above have been paid. We currently intend to continue to declare and pay common share distributions on a quarterly basis in cash. However, the timing, amount and form of future distributions are determined at the discretion of our Board of Trustees and will depend upon various factors that our Board of Trustees deems relevant, including our results of operations, our financial condition, debt and equity capital available to us, our expectation of our future capital requirements and operating performance, our FFO, our Normalized FFO, our receipt of distributions from SIR, restrictive covenants in our financial or other contractual arrangements (including those in our credit agreement and our senior unsecured notes indenture and its supplement), tax law requirements to maintain our qualification for taxation as a REIT, restrictions under Maryland law and our expected needs and availability of cash to pay our obligations. Therefore, we cannot assure you that we will continue to pay distributions in the future or that the amount of any distributions we do pay will not decrease.

In addition to the cash distributions paid to our common shareholders in 2015, on December 14, 2015, we distributed 768,032 shares, or 0.0108 of a share for each of our common shares, of RMR Inc. class A common stock we owned to our shareholders as a special distribution.  This distribution resulted in a taxable valuation of this in-kind distribution of $0.1284 for each of our common shares.

Item 6.  Selected Financial Data

The following table sets forth selected financial data for the periods and dates indicated. This data should be read in conjunction with, and is qualified in its entirety by reference to, Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and accompanying notes included in this Annual Report on Form 10‑K.  Amounts are in thousands, except per share data.

	Year Ended December 31,
	2015		2014	2013	2012	2011
Income statement data:
Rental income	$248,549		$251,031	$226,910	$203,700	$168,074
Expenses:
Real estate taxes	29,906		28,389	25,710	22,485	18,426
Utility expenses	17,916		19,369	17,116	15,767	13,918
Other operating expenses	50,425		45,982	41,134	37,074	29,773
Depreciation and amortization	68,696		66,593	55,699	49,070	37,776
Loss on impairment of real estate	-		2,016	-	-	-
Acquisition related costs	811		1,344	2,439	1,614	3,504
General and administrative	14,826		15,809	12,710	11,924	10,469
Total expenses	182,580		179,502	154,808	137,934	113,866
Operating income	65,969		71,529	72,102	65,766	54,208
Dividend income	811		-	-	-	-
Interest income	14		69	37	29	104
Interest expense	(37,008)		(28,048)	(16,831)	(16,892)	(12,057)
Gain (loss) on early extinguishment of debt	34		(1,307)	-	-	-
Loss on distribution to common shareholders of The RMR Group Inc. common stock	(12,368)		-	-	-	-
Loss on issuance of shares by Select Income REIT	(42,145)		(53)	-	-	-
Loss on impairment of Select Income REIT investment	(203,297)		-	-	-	-
Income (loss) from continuing operations before income taxes and equity in
earnings of investees	(227,990)		42,190	55,308	48,903	42,255
Income tax expense	(86)		(117)	(133)	(159)	(203)
Equity in earnings of investees	18,640		10,963	334	316	139
Income (loss) from continuing operations	(209,436)		53,036	55,509	49,060	42,191
Income (loss) from discontinued operations	(525)		3,498	(889)	900	3,806
Net income (loss)	$(209,961)		$56,534	$54,620	$49,960	$45,997

Weighted average shares outstanding (basic)	70,700		61,313	54,606	48,558	43,318
Weighted average shares outstanding (diluted)	70,700		61,399	54,685	48,644	43,391

Per common share data:
Income from continuing operations (basic)	$(2.96)		$0.87	$1.02	$1.01	$0.97
Income from continuing operations (diluted)	$(2.96)		$0.86	$1.02	$1.01	$0.97
Income (loss) from discontinued operations (basic and diluted)	$(0.01)		$0.06	$(0.02)	$0.02	$0.09
Net income (loss) (basic and diluted)	$(2.97)		$0.92	$1.00	$1.03	$1.06
Common distributions paid	$1.72	(1)	$1.72	$1.72	$1.69	$1.67

	As of December 31,
Balance sheet data:	2015		2014	2013	2012	2011
Total real estate investments (before depreciation) (2)	$1,696,132		$1,682,480	$1,568,562	$1,467,863	$1,288,453
Real estate investments, net (2)	1,440,253		1,462,689	1,380,927	1,311,202	1,149,243
Total assets	2,174,536		2,427,615	1,632,452	1,562,134	1,368,575
Debt, net of premiums and discounts	1,151,624		1,085,117	597,727	492,627	440,883
Shareholders' equity	956,651		1,297,449	989,675	1,027,451	891,668

(1)	Excludes a non-cash distribution of $0.13 per share related to the distribution of shares of RMR Inc. class A common stock to our shareholders on December 14, 2015.
(2)	Excludes properties classified as discontinued operations.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with our consolidated financial statements and accompanying notes included elsewhere in this Annual Report on Form 10‑K.

OVERVIEW

We are a REIT organized under Maryland law.  As of December 31, 2015, we owned 71 properties (91 buildings), excluding one property (one building) classified as discontinued operations.  Our properties are located in 31 states and the District of Columbia and contain approximately 10.7 million rentable square feet, of which 63.5% was leased to the U.S. Government, 20.1% was leased to 12 state governments, 1.7% was leased to the United Nations, an international intergovernmental organization, 1.0% was leased to two municipal tenants, 8.2% was leased to various non‑governmental organizations and 5.5% was available for lease as of December 31, 2015.  The U.S. Government, 12 state governments, the United Nations, and two municipal tenants combined were responsible for 92.8% and 93.0% of our annualized rental income, as defined below, as of December 31, 2015 and 2014,  respectively.

As of December 31, 2015, we also owned 24,918,421 common shares, or approximately 27.9% of the then outstanding common shares, of SIR.  SIR is a REIT that is primarily focused on owning and investing in net leased, single tenant properties.  See Notes 6 and 11 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K for more information regarding our investment in SIR. We account for our investment in SIR under the equity method.

Property Operations

As of December 31, 2015, excluding one property (one building) classified as discontinued operations, 94.5% of our rentable square feet were leased, compared to 94.9% of our rentable square feet as of December 31, 2014. Occupancy data for our properties as of December 31, 2015 and 2014 is as follows (square feet in thousands):

			Comparable
	All Properties(1)		Properties(2)
	December 31,		December 31,
	2015	2014	2015	2014
Total properties	71	72	67	67
Total buildings	91	92	86	86
Total square feet(3)	10,701	11,037	9,971	9,969
Percent leased(3)(4)	94.5%	94.9%	94.2%	94.5%

(1)	Based on properties we owned on December 31, 2015 and 2014, and excludes one property (one building) classified as discontinued operations.
(2)

Based on properties we owned on December 31, 2015 and which we owned continuously since January 1, 2014, and excludes one property (one building) classified as discontinued operations. Our comparable properties increased from 63 properties (79 buildings) at December 31, 2014 to 67 properties (86 buildings) as a result of our acquisition of five properties (eight buildings) during the year ended December 31, 2013 and the sale of one property (one building) during the year ended December 31, 2015.

(3)	Subject to modest changes when space is re-measured or re-configured for tenants.
(4)

Percent leased includes (i) space being fitted out for tenant occupancy pursuant to our lease agreements, if any, and (ii) space which is leased, but is not occupied or is being offered for sublease by tenants, if any, as of the measurement date.

The average annual effective rental rate per square foot for our properties for the years ended December 31, 2015 and 2014 are as follows:

	Year ended December 31,
	2015	2014
Average annualized effective rental rate per square foot(1):
All properties(2)	$24.73	$24.57
Comparable properties(3)	$24.52	$24.35

(1)

Average annual effective rental rate per square foot represents total rental income during the period specified divided by the average rentable square feet leased during the period specified. Excludes one property (one building) classified as discontinued operations.

(2)	Based on properties we owned on December 31, 2015 and 2014, respectively, and excludes one property (one building) classified as discontinued operations.
(3)	Based on properties we owned on December 31, 2015 and which we owned continuously since January 1, 2014, and excludes one property (one building) classified as discontinued operations.

During the year ended December 31, 2015 changes in rentable square feet leased and available for lease at our properties, excluding one property (one building) classified as discontinued operations, were as follows:

	Year Ended December 31, 2015
		Available
	Leased	for Lease	Total
Beginning of period	10,473,975	562,768	11,036,743
Changes resulting from:
Disposition of a property	(337,500)	—	(337,500)
Lease expirations	(832,664)	832,664	—
Lease renewals(1)	625,520	(625,520)	—
New leases(1)	185,670	(185,670)	—
Remeasurements(2)	—	1,721	1,721
End of period	10,115,001	585,963	10,700,964

(1)	Based on leases entered into during the year ended December 31, 2015.
(2)	Subject to modest changes when space is re-measured or re-configured for tenants.

Excluding one property (one building) classified as discontinued operations, leases at our properties totaling 832,664 rentable square feet expired during the year ended December 31, 2015.  During the year ended December 31, 2015, we entered into leases totaling 811,190 rentable square feet which includes lease renewals of 625,520 rentable square feet.  The weighted (by rentable square feet) average rental rates for leases of 628,289 rentable square feet entered into with government tenants during the year ended December 31, 2015 decreased by 2.6% when compared to the weighted (by rentable square feet) average prior rents previously charged for the same space. The weighted (by rentable square feet) average rental rates for leases of 182,901 rentable square feet entered into with non-government tenants during the year ended December 31, 2015 decreased by 1.8% when compared to the weighted (by rentable square feet) average rental rates previously charged for the same space.

During the year ended December 31, 2015, changes in effective rental rates per square foot achieved for new leases and lease renewals that commenced during the year ended December 31, 2015, when compared to prior effective rental rates per square foot in effect for the same space (and excluding space acquired vacant) were as follows:

	Year Ended December 31, 2015
	Old Effective	New Effective
	Rent Per	Rent Per	Rentable
	Square Foot(1)	Square Foot(1)	Square Feet
New leases	$22.97	$21.61	136,087
Lease renewals	$19.50	$20.49	682,659
Total leasing activity	$20.08	$20.68	818,746

(1)

Effective rental rate includes contractual base rents from our tenants pursuant to our lease agreements, plus straight line rent adjustments and estimated expense reimbursements to be paid to us, and excluding lease value amortization.

During the year ended December 31, 2015, commitments made for expenditures, such as tenant improvements and leasing costs, in connection with leasing space at our properties were as follows:

	Government	Non-Government
Year Ended December 31, 2015	Leases	Leases	Total
Rentable square feet leased during the period	628,289	182,901	811,190
Tenant leasing costs and concession commitments(1) (in thousands)	$15,544	$5,027	$20,571
Tenant leasing costs and concession commitments per rentable square foot(1)	$24.74	$27.49	$25.36
Weighted (by square feet) average lease term (years)	7.7	6.7	7.5
Total leasing costs and concession commitments per rentable square foot per year(1)	$3.21	$4.09	$3.39

(1)	Includes commitments made for leasing expenditures and concessions, such as tenant improvements, leasing commissions, tenant reimbursements and free rent.

During the years ended December 31, 2015 and 2014, amounts capitalized at our properties, excluding properties classified as discontinued operations, for tenant improvements, leasing costs, building improvements and development and redevelopment activities were as follows (dollars in thousands):

	Year ended
	December 31,
	2015	2014
Tenant improvements(1)	$7,802	$10,038
Leasing costs(2)	$5,166	$1,977
Building improvements(3)	$9,407	$7,727
Development, redevelopment and other activities(4)	$2,414	$2,139

(1)	Tenant improvements include capital expenditures used to improve tenants’ space or amounts paid directly to tenants to improve their space.
(2)	Leasing costs include leasing related costs, such as brokerage commissions and other tenant inducements.
(3)	Building improvements generally include expenditures to replace obsolete building components and expenditures that extend the useful life of existing assets.
(4)

Development, redevelopment and other activities generally include (i) major capital expenditures that are identified at the time of a property acquisition and incurred within a short time period after acquiring the property, and (ii) major capital expenditure projects that reposition a property or result in new sources of revenue.

We believe that current government budgetary pressures may cause an increased demand for leased space by government tenants, as opposed to governments acquiring buildings or constructing new buildings.  However, these same budgetary pressures have also resulted in a decrease in government employment, government tenants improving their space utilization and consolidation into existing government owned properties, thereby reducing the demand for government leased space. Our historical experience with respect to properties of the type we own that are majority leased to government tenants has been that government tenants frequently renew leases to avoid the costs and disruptions that may result from relocating their operations. However, relocation may become more prevalent if efforts by government tenants to improve their space utilization require significant reconfiguration of currently leased space. Accordingly, we are unable to reasonably project what the financial impact of market conditions or changing government financial circumstances will be on our financial results for future periods.

Excluding one property (one building) classified as discontinued operations, as of December 31, 2015, we had leases totaling 1,133,553 rentable square feet that were scheduled to expire through December 31, 2016. As of February 16, 2016, tenants with leases totaling 172,303 rentable square feet, that are scheduled to expire through December 31, 2016, have notified us that they do not plan to renew their leases upon expiration, and we can provide no assurance as to whether additional tenants may or may not renew their leases upon expiration. Based upon current market conditions and tenant negotiations for leases scheduled to expire through December 31, 2016, we expect that the rental rates we are likely to achieve on new or renewed leases for space under expiring leases through December 31, 2016 will, in the aggregate and on a weighted (by annualized revenues)

average basis, be at or modestly lower than the rates currently being paid, thereby generally resulting in lower revenue from the same space.  However, we can provide no assurance that the rental rates we expect will occur or that we will not experience material declines in our rental income due to vacancies upon lease expirations.  Prevailing market conditions and government tenants' needs at the time we negotiate and conclude leases will generally determine rental rates and demand for leased space in our properties, and market conditions and government tenants' needs are beyond our control.

As of December 31, 2015, lease expirations at our properties, excluding one property (one building) classified as discontinued operations, by year are as follows (dollars in thousands):

	Number	Expirations			Annualized
	of	of Leased		Cumulative	Rental		Cumulative
	Tenants	Square	Percent	Percent	Income	Percent	Percent
Year(1)	Expiring	Feet(2)	of Total	of Total	Expiring(3)	of Total	of Total
2016	51	1,133,553	11.2%	11.2%	$37,621	15.5%	15.5%
2017	41	892,161	8.8%	20.0%	18,414	7.6%	23.1%
2018	40	1,161,801	11.5%	31.5%	32,085	13.2%	36.3%
2019	33	1,856,044	18.3%	49.8%	46,423	19.1%	55.4%
2020	35	1,324,433	13.1%	62.9%	31,000	12.8%	68.2%
2021	18	880,579	8.7%	71.6%	17,418	7.2%	75.4%
2022	12	694,233	6.9%	78.5%	14,945	6.1%	81.5%
2023	14	549,129	5.4%	83.9%	12,675	5.2%	86.7%
2024	7	664,512	6.6%	90.5%	11,138	4.6%	91.3%
2025 and thereafter	18	958,556	9.5%	100.0%	21,402	8.7%	100.0%
Total	269	10,115,001	100.0%		$243,121	100.0%

Weighted average remaining lease term (in years)		4.7			4.4

(1)

The year of lease expiration is pursuant to current contract terms. Some government tenants have the right to vacate their space before the stated expirations of their leases. As of December 31, 2015, government tenants occupying approximately 9.2% of our rentable square feet and responsible for approximately 7.2% of our annualized rental income as of December 31, 2015 have currently exercisable rights to terminate their leases before the stated terms of their leases expire. Also in 2016, 2017, 2018, 2019, 2020, 2022 and 2023 early termination rights become exercisable by other tenants who currently occupy an additional approximately 6.0%, 3.1%, 1.3%, 4.7%, 2.9%, 2.1%  and 1.4% of our rentable square feet, respectively, and contribute an additional approximately 5.5%, 2.6%, 1.4%, 5.2%, 2.9%, 1.5% and 1.2% of our annualized rental income, respectively, as of December 31, 2015. In addition, as of December 31, 2015, 15 of our government tenants have currently exercisable rights to terminate their leases if their respective legislature or other funding authority does not appropriate rent amounts in their respective annual budgets. These 15 tenants occupy approximately 15.5% of our rentable square feet and contribute approximately 16.1% of our annualized rental income as of December 31, 2015.

(2)

Leased square feet is pursuant to leases existing as of December 31, 2015, and includes (i) space being fitted out for tenant occupancy pursuant to our lease agreements, if any, and (ii) space which is leased, but is not occupied or is being offered for sublease by tenants, if any.  Square feet measurements are subject to modest changes when space is re-measured or re-configured for new tenants.

(3)

Annualized rental income is calculated using the annualized contractual base rents from our tenants pursuant to our lease agreements as of December 31, 2015, plus straight line rent adjustments and estimated recurring expense reimbursements to be paid to us, and excluding lease value amortization.

Acquisition and Disposition Activities (dollar amounts in thousands)

In January 2016, we acquired an office property (one building) located in Sacramento, CA with 338,796 rentable square feet for a purchase price of $79,765, excluding acquisition related costs. This property is majority leased to the State of California.

In February 2015, one of our U.S. Government tenants exercised its option to acquire the office property (one building) it leased from us located in Riverdale, MD with 337,500 rentable square feet. The sale price was $30,600, excluding closing costs.

In May 2015, we began marketing for sale an office property (one building) located in Savannah, GA with 35,228 rentable square feet and a net book value of $3,071 as of December 31, 2015.

We are marketing for sale an office property (one building) located in Falls Church, VA with 164,746 rentable square feet and a net book value of $12,282 at December 31, 2015.

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

On March 4, 2015, we acquired 3,418,421 SIR common shares for a cash purchase price equal to $95,203, excluding acquisition related costs.

On June 5, 2015, we acquired 1,541,201 shares of class A common stock of RMR Inc. for $17,462, excluding transaction costs. As payment for the RMR Inc. shares, we issued 700,000 of our common shares valued at $13,545 and paid the remainder of the purchase price in cash.  On December 14, 2015, we distributed 768,032 of the RMR Inc. shares we acquired to our shareholders as a special non-cash distribution.  On that date, we also received a  special non-cash distribution of 441,056 shares of RMR Inc. class A common stock from SIR.

For more information about these transactions with respect to SIR common shares and RMR Inc. common stock, see Notes 6, 10 and  11 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

Segment Information

We operate in two business segments: ownership of properties that are primarily leased to government tenants and our equity method investment in SIR.

RESULTS OF OPERATIONS (amounts in thousands, except per share amounts)

Year Ended December 31, 2015, Compared to Year Ended December 31, 2014

					Acquired Properties Results(2)		Disposed Property Results(3)
	Comparable Properties Results(1)				Year Ended		Year Ended		Consolidated Results
	Year Ended December 31,				December 31,		December 31,		Year Ended December 31,
			$	%							$	%
	2015	2014	Change	Change	2015	2014	2015	2014	2015	2014	Change	Change

Rental income	$227,699	$229,996	$(2,297)	(1.0)%	$19,317	$11,240	$1,533	$9,795	$248,549	$251,031	$(2,482)	(1.0)%
Operating expenses:
Real estate taxes	27,596	26,158	1,438	5.5%	2,104	816	206	1,415	29,906	28,389	1,517	5.3%
Utility expenses	17,417	18,254	(837)	(4.6)%	401	268	98	847	17,916	19,369	(1,453)	(7.5)%
Other operating expenses	46,835	42,908	3,927	9.2%	3,249	1,586	341	1,488	50,425	45,982	4,443	9.7%
Total operating expenses	91,848	87,320	4,528	5.2%	5,754	2,670	645	3,750	98,247	93,740	4,507	4.8%
Net operating income(4)	$135,851	$142,676	$(6,825)	(4.8)%	$13,563	$8,570	$888	$6,045	150,302	157,291	(6,989)	(4.4)%

Other expenses:
Depreciation and amortization									68,696	66,593	2,103	3.2%
Loss on impairment of real estate									—	2,016	(2,016)	nm
Acquisition related costs									811	1,344	(533)	(39.7)%
General and administrative									14,826	15,809	(983)	(6.2)%
Total other expenses									84,333	85,762	(1,429)	(1.7)%
Operating income									65,969	71,529	(5,560)	(7.8)%
Dividend income									811	—	811	nm
Interest income									14	69	(55)	(79.7)%
Interest expense (including net amortization of debt premiums and discounts and deferred financing fees of $1,376 and $1,310, respectively)									(37,008)	(28,048)	(8,960)	31.9%
Gain (loss) on early extinguishment of debt									34	(1,307)	1,341	nm
Loss on distribution to common shareholders of The RMR Group Inc. common stock									(12,368)	—	(12,368)	nm
Loss on issuance of shares by Select Income REIT									(42,145)	(53)	(42,092)	nm
Loss on impairment of Select Income REIT investment									(203,297)	—	(203,297)	nm
Income (loss) from continuing operations before income taxes and equity in earnings of investees									(227,990)	42,190	(270,180)	(640.4)%
Income tax expense									(86)	(117)	31	(26.5)%
Equity in earnings of investees									18,640	10,963	7,677	70.0%
Income (loss) from continuing operations									(209,436)	53,036	(262,472)	(494.9)%
Income (loss) from discontinued operations									(525)	3,498	(4,023)	nm
Net income (loss)									$(209,961)	$56,534	$(266,495)	nm

Weighted average common shares outstanding (basic)									70,700	61,313	9,387	15.3%
Weighted average common shares outstanding (diluted)									70,700	61,399	9,301	15.1%

Per common share amounts:
Income (loss) from continuing operations (basic)									$(2.96)	$0.87	$(3.83)	nm
Income (loss) from continuing operations (diluted)									$(2.96)	$0.86	$(3.82)	nm
Income (loss) from discontinued operations (basic and diluted)									$(0.01)	$0.06	$(0.07)	nm
Net income (loss) (basic and diluted)									$(2.97)	$0.92	$(3.89)	nm

Calculation of Funds From Operations and Normalized Funds From Operations(5)

Net income (loss)									$(209,961)	$56,534
Plus: Depreciation and amortization									68,696	66,593
Plus: Loss on impairment of real estate									—	2,016
Plus: FFO attributable to Select Income REIT investment									56,105	24,677
Less: Equity in earnings from Select Income REIT									(18,620)	(10,876)
Less: Increase in carrying value of asset held for sale									—	(2,344)
Less: Net gain on sale of properties from discontinued operations									—	(774)
Funds from operations									(103,780)	135,826
Plus: Acquisition related costs									811	1,344
Plus: Loss on early extinguishment of debt									—	1,307
Plus: Loss on distribution to common shareholders of The RMR Group Inc. common stock									12,368	—
Plus: Loss on issuance of shares by Select Income REIT									42,145	53
Plus: Loss on impairment of Select Income REIT investment									203,297	—
Plus: Normalized FFO attributable to Select Income REIT investment									70,012	26,898
Less: FFO attributable to Select Income REIT investment									(56,105)	(24,677)
Less: Gain on early extinguishment of debt									(34)	—
Normalized funds from operations									$168,714	$140,751
Funds from operations per common share (basic)									$(1.47)	$2.22
Funds from operations per common share (diluted)									$(1.47)	$2.21
Normalized funds from operations per common share (basic)									$2.39	$2.30
Normalized funds from operations per common share (diluted)									$2.39	$2.29

(1)

Comparable properties consist of 67 properties (86 buildings) we owned on December 31, 2015 and which we owned continuously since January 1, 2014, and excludes one property  (one building) classified as discontinued operations.

(2)	Acquired properties consist of four properties (five buildings) we owned on December 31, 2015, which we acquired during the period from January 1, 2014 to December 31, 2015.
(3)	Disposed property consists of one property (one building) we sold during the year ended December 31, 2015.
(4)

We calculate NOI, as shown above. The calculation of net operating income, or NOI, excludes certain components of net income (loss) in order to provide results that are more closely related to our property level results of operations. We define NOI as income from our rental of real estate less our property operating expenses. NOI excludes amortization of capitalized tenant improvement costs and leasing commissions. We consider

NOI to be an appropriate supplemental measure to net income (loss) because it may help both investors and management to understand the operations of our properties. We use NOI to evaluate individual and company wide property level performance, and we believe that NOI provides useful information to investors regarding our results of operations because it reflects only those income and expense items that are generated and incurred at the property level and may facilitate comparisons of our operating performance between periods and with other REITs. NOI does not represent cash generated by operating activities in accordance with GAAP and should not be considered as an alternative to net income (loss), operating income or cash flow from operating activities determined in accordance with GAAP, or as an indicator of our financial performance or liquidity, nor is this measure necessarily indicative of sufficient cash flow to fund all of our needs. This measure should be considered in conjunction with net income (loss), operating income and cash flow from operating activities as presented in our consolidated statements of comprehensive income (loss) and consolidated statements of cash flows. Other real estate companies and REITs may calculate NOI differently than we do.

(5)

We calculate FFO and Normalized FFO as shown above. FFO is calculated on the basis defined by The National Association of Real Estate Investment Trusts, or NAREIT, which is net income (loss), calculated in accordance with GAAP, plus real estate depreciation and amortization and the difference between FFO attributable to an equity investment and equity in earnings of an equity investee but excluding impairment charges on real estate assets, carrying value adjustments of real estate assets held for sale, any gain or loss on sale of properties, as well as certain other adjustments currently not applicable to us. Our calculation of Normalized FFO differs from NAREIT's definition of FFO because we include the difference between FFO and Normalized FFO attributable to our equity investment in SIR, we include estimated business management incentive fees, if any, only in the fourth quarter versus the quarter when they are recognized as expense in accordance with GAAP and we exclude acquisition related costs, gains or losses on early extinguishment of debt, loss on impairment of SIR investment, losses on issuance of shares by SIR and loss on distribution to common shareholders of shares of class A common stock of RMR Inc. We consider FFO and Normalized FFO to be appropriate measures of operating performance for a REIT, along with net income (loss), operating income and cash flow from operating activities. We believe that FFO and Normalized FFO provide useful information to investors because by excluding the effects of certain historical amounts, such as depreciation expense, FFO and Normalized FFO may facilitate a comparison of our operating performance between periods and with other REITs. FFO and Normalized FFO are among the factors considered by our Board of Trustees when determining the amount of distributions to our shareholders. Other factors include, but are not limited to, requirements to maintain our qualification for taxation as a REIT, limitations in our credit agreement and public debt covenants, the availability to us of debt and equity capital, our expectation of our future capital requirements and operating performance, our receipt of distributions from SIR and our expected needs and availability of cash to pay our obligations. FFO and Normalized FFO do not represent cash generated by operating activities in accordance with GAAP and should not be considered as alternatives to net income (loss), operating income or cash flow from operating activities, determined in accordance with GAAP, or as indicators of our financial performance or liquidity, nor are these measures necessarily indicative of sufficient cash flow to fund all of our needs. These measures should be considered in conjunction with net income (loss), operating income and cash flow from operating activities as presented in our consolidated statements of comprehensive income (loss) and consolidated statements of cash flows. Other real estate companies and REITs may calculate FFO and Normalized FFO differently than we do.

We refer to the 67 properties (86 buildings) we owned on December 31, 2015 and which we have owned continuously since January 1, 2014, excluding one property (one building) classified as discontinued operations, as comparable properties. We refer to the four properties (five buildings) that we owned as of December 31, 2015, which we acquired during the period from January 1, 2014 to December 31, 2015, as acquired properties. We refer to the one property (one building) that we sold during the period from January 1, 2014 to December 31, 2015 as the disposed property.

Our consolidated statements of comprehensive income (loss) for the year ended December 31, 2015 include the operating results of the acquired properties for the entire year, as we acquired those properties prior to January 1, 2015, and the disposed property for less than the entire year, as that property was sold during 2015.  Our consolidated statements of comprehensive income (loss) for the year ended December 31, 2014 include the operating results of the acquired properties for less than the entire year, as we acquired those properties during the year, and the disposed property for the entire period, as we sold that property in 2015.

References to changes in the income and expense categories below relate to the comparison of consolidated results for the year ended December 31, 2015, compared to the year ended December 31, 2014.

Rental income.    The decrease in rental income reflects the net effect of acquired and disposed properties and a decrease in rental income for comparable properties.  Rental income from the acquired properties increased $8,077.  Rental income from the disposed property declined $8,262.  Rental income for comparable properties declined $2,297 due primarily to decreases in occupied space at certain of our properties during 2015.  Rental income includes non-cash straight line rent adjustments totaling $3,978 in 2015 and $4,501 in 2014, and amortization of acquired leases and assumed lease obligations totaling ($1,155) in 2015 and ($868) in 2014.

Real estate taxes.    The increase in real estate taxes reflects the net effect of acquired and disposed properties and an increase in real estate taxes for comparable properties. Real estate taxes from the acquired properties increased $1,288.  Real estate taxes from the disposed property declined $1,209.  Real estate taxes for comparable properties increased $1,438 due primarily to the effect of higher tax assessments at certain of our properties in 2015.

Utility expenses.    The decrease in utility expenses primarily reflects the net effect of acquired and disposed properties and a decrease in utility expenses for comparable properties. Utility expenses from the acquired properties increased  $133.  Utility expense from the disposed property declined $749.  Utility expenses at comparable properties decreased  $837 due primarily to colder than normal temperatures experienced in certain parts of the United States during the winter of 2014.

Other operating expenses.    The increase in other operating expenses reflects the net effect of acquired and disposed properties and an increase in expenses for comparable properties. Other operating expenses from the acquired properties increased $1,663.  Other operating expenses from the disposed property declined $1,147.  Other operating expenses at comparable properties increased $3,927 primarily as a result of increases in salaries and benefits and repair and maintenance costs at certain of our properties in 2015.

Depreciation and amortization.    The increase in depreciation and amortization reflects the net effect of property acquisitions and dispositions and improvements made to certain of our properties since January 1, 2014. Depreciation and amortization from the acquired properties increased $4,304.  Depreciation and amortization from the disposed property declined $2,029.  Depreciation and amortization at comparable properties decreased $172, due primarily to certain depreciable leasing related assets becoming fully depreciated in 2014 and 2015, partially offset by depreciation and amortization of improvements made to certain of our properties after January 1, 2014.

Loss on impairment of real estate.    Loss on asset impairment relates to the adjustment to reduce the carrying value of one property (one building) classified as held for sale during 2014 to its estimated fair value less costs to sell.

Acquisition related costs.    Acquisition related costs in both 2015 and 2014 include legal and due diligence costs incurred in connection with our property acquisitions and other investment activity.

General and administrative.    General and administrative expenses consist of fees pursuant to our business management agreement, net of amortization of the liability we recorded in connection with our June 2015 acquisition of RMR Inc. shares discussed above (see Note 6 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K), equity compensation expense, legal and accounting fees, Trustees’ fees and expenses, securities listing and transfer agency fees and other costs relating to our status as a publicly traded company.  The decrease in general and administrative expenses is due primarily to lower business management fee expense due to the amortization of the liability we recorded in connection with our June 2015 acquisition of RMR Inc. shares as discussed above, lower expense recognized under our equity compensation plan and a decrease in professional fees in 2015.

Dividend income. The increase in dividend income is a result of dividends received from our investment in RMR Inc. in December 2015.

Interest income.    The decrease in interest and other income is primarily the result of a lower  amount of investable cash in 2015 compared to 2014.

Interest expense.    The increase in interest expense reflects higher average outstanding debt balances and higher weighted average interest rates on those borrowings during 2015 compared to 2014.

Gain (loss) on early extinguishment of debt.    We recorded a $34 gain on early extinguishment of debt in 2015 in connection with the repayment of a mortgage note.  We recorded a $1,307 loss on early extinguishment of debt in 2014 in connection with our debt refinancing activities.

Loss on distribution to common shareholders of RMR Inc. common shares. We recorded a $12,368 loss on the distribution of RMR Inc. shares we distributed to our shareholders in December 2015, which represents the difference between our carrying value and the fair value of the RMR Inc. shares on the distribution date.

Loss on issuance of shares by SIR.    Loss on issuance of shares by SIR is a result of the issuance of common shares by SIR during the 2015 and 2014 periods at prices below our then per share carrying value of our SIR common shares.

Loss on impairment of SIR investment.    We recorded a $203,297 loss on impairment in 2015 to reduce the carrying value of our SIR investment to its estimated fair value.

Income tax expense.    The decrease in income tax expense reflects lower operating income in certain jurisdictions in 2015 compared to 2014.

Equity in earnings of investees.    Equity in earnings of investees primarily represents our proportionate share of earnings from our investments in SIR and AIC.

Income (loss) from discontinued operations.    Income (loss) from discontinued operations reflects operating results of two properties (two buildings) sold during 2014, and one property (one building) included in discontinued operations and held for sale as of December 31, 2015. Income (loss) from discontinued operations for 2014 includes a $2,344 increase in the carrying value of one property (one building) included in discontinued operations and a $774 gain from the sale of one property (one building) included in discontinued operations.

Net income (loss).    We experienced a net loss in 2015 compared to net income in 2014 as a result of the changes noted above.

Year Ended December 31, 2014, Compared to Year Ended December 31, 2013

					Acquired Properties Results(2)
	Comparable Properties Results(1)				Year Ended		Consolidated Results
	Year Ended December 31,				December 31,		Year Ended December 31,
			$	%					$	%
	2014	2013	Change	Change	2014	2013	2014	2013	Change	Change

Rental income	$226,358	$223,979	$2,379	1.1%	$24,673	$2,931	$251,031	$226,910	$24,121	10.6%
Operating expenses:
Real estate taxes	26,537	25,497	1,040	4.1%	1,852	213	28,389	25,710	2,679	10.4%
Utility expenses	18,176	16,920	1,256	7.4%	1,193	196	19,369	17,116	2,253	13.2%
Other operating expenses	41,887	40,626	1,261	3.1%	4,095	508	45,982	41,134	4,848	11.8%
Total operating expenses	86,600	83,043	3,557	4.3%	7,140	917	93,740	83,960	9,780	11.6%
Net operating income(3)	$139,758	$140,936	$(1,178)	(0.8)%	$17,533	$2,014	157,291	142,950	14,341	10.0%

Other expenses:
Depreciation and amortization							66,593	55,699	10,894	19.6%
Loss on impairment of real estate							2,016	—	2,016	nm %
Acquisition related costs							1,344	2,439	(1,095)	(44.9)%
General and administrative							15,809	12,710	3,099	24.4%
Total other expenses							85,762	70,848	14,914	21.1%
Operating income							71,529	72,102	(573)	(0.8)%
Interest income							69	37	32	86%
Interest expense (including net amortization of debt premiums and discounts and deferred financing fees of $1,310 and $1,340, respectively)							(28,048)	(16,831)	(11,217)	66.6%
Loss on early extinguishment of debt							(1,307)	—	(1,307)	nm
Loss on issuance of shares by Select Income REIT							(53)	—	(53)	nm
Income from continuing operations before income taxes and equity in earnings of investees							42,190	55,308	(13,118)	(23.7)%
Income tax expense							(117)	(133)	16	(12.0)%
Equity in earnings of investees							10,963	334	10,629	nm
Income from continuing operations							53,036	55,509	(2,473)	(4.5)%
Income (loss) from discontinued operations							3,498	(889)	4,387	nm
Net income							$56,534	$54,620	$1,914	3.5%

Weighted average common shares outstanding (basic)							61,313	54,606	6,707	12.3%
Weighted average common shares outstanding (diluted)							61,399	54,685	6,714	12.3%

Per common share amounts:
Net income from continuing operations (basic)							$0.87	$1.02	$(0.15)	(14.7)%
Net income from continuing operations (diluted)							$0.86	$1.02	$(0.16)	(15.8)%
Net income (loss) from discontinued operations (basic and diluted)							$0.06	$(0.02)	$0.08	nm
Net income (basic and diluted)							$0.92	$1.00	$(0.08)	(8.0)%

Calculation of Funds From Operations and Normalized Funds From Operations(4)

Net income							$56,534	$54,620
Plus: Depreciation and amortization from continuing operations							66,593	55,699
Plus: Depreciation and amortization from discontinued operations							—	1,025
Plus: Loss on asset impairment from continuing operations							2,016	—
Plus: Loss on asset impairment from discontinued operations							—	10,142
Plus: FFO attributable to Select Income REIT investment							24,677	—
Less: Equity in earnings from Select Income REIT							(10,876)	—
Less: Increase in carrying value of asset held for sale							(2,344)	—
Less: Net gain on sale of properties from discontinued operations							(774)	(8,168)
Funds from operations							135,826	113,318
Plus: Acquisition related costs							1,344	2,439
Plus: Loss on early extinguishment of debt							1,307	—
Plus: Loss on issuance of shares by Select Income REIT							53	—
Plus: Normalized FFO attributable to Select Income REIT investment							26,898	—
Less: FFO attributable to Select Income REIT investment							(24,677)	—
Normalized funds from operations							$140,751	$115,757
Funds from operations per common share (basic)							$2.22	$2.08
Funds from operations per common share (diluted)							$2.21	$2.07
Normalized funds from operations per common share (basic)							$2.30	$2.12
Normalized funds from operations per common share (diluted)							$2.29	$2.12

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

(3)	See footnote (4) on page 53 for the definition of NOI.
(4)	See footnote (5) on page 54 for the definition of FFO and Normalized FFO.

We refer to the 63 properties (79 buildings) we owned on December 31, 2014 and which we have owned continuously since January 1, 2013, excluding one property (one building) classified as discontinued operations, as comparable properties. We refer to the nine properties (13 buildings) we owned as of December 31, 2014, which we acquired during the period from January 1, 2013 to December 31, 2014, as acquired properties. Our consolidated statement of income for the year ended December 31, 2014 includes the operating results of five acquired properties (eight buildings) for the entire year and four acquired properties

(five buildings) for less than the entire year, as we acquired those five properties (eight buildings) prior to January 1, 2014 and we acquired those four properties (five buildings) during 2014. Our consolidated statement of comprehensive income (loss) for the year ended December 31, 2013 includes the operating results of five acquired properties (eight buildings) for less than the entire year, as those properties were acquired during 2013.

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

Utility expenses.  The increase in utility expenses reflects the effects of acquired properties and an increase in utility expense for comparable properties.  Utility expenses increased $269 from properties acquired after December 31, 2013 and $728 from properties acquired during 2013. Utility expenses at comparable properties increased $1,256 due primarily to colder than normal temperatures experienced in certain parts of the United States during the winter of 2014.

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

Loss on impairment of real estate.  We recorded a $2,016 loss on impairment of real estate in 2014 to reduce the carrying value of one property (one building) classified as held for sale to its estimated fair value less costs to sell.

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

Interest income.  The increase in interest and other income is primarily the result of a higher average amount of investable cash in 2014 compared to 2013.

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

Equity in earnings of investees.  Equity in earnings of investees primarily represents our proportionate share of earnings from our investment in AIC for all of 2014 and 2013 and our proportionate share of earnings from our investment in SIR for the period July 9, 2014 to December 31, 2014.

Income (loss) from discontinued operations.  Income (loss) from discontinued operations reflects operating results of two properties (two buildings) sold during 2013, two properties (two buildings) sold during 2014 and one property (one building) held for sale and classified as discontinued operations as of December 31, 2014. Income (loss) from discontinued operations in 2014 includes a $2,344 increase in the carrying value of one property (one building) and a gain of $774 from the sale of one property (one building).  Income (loss) from discontinued operations in 2013 includes a $10,142 loss on asset impairment for two properties (two buildings) and a gain of $8,168 from the sale of two properties (two buildings).

Net income. Our net income increased in 2014 compared to 2013 as a result of the changes noted above.

LIQUIDITY AND CAPITAL RESOURCES

Our Operating Liquidity and Resources (dollar amounts in thousands)

Our principal source of funds to meet operating and capital expenses, debt service obligations and pay distributions on our common shares is the operating cash flow we generate as rental income from our properties, the distributions we receive from our investment in SIR and borrowings under our unsecured revolving credit facility. We believe that these sources of funds will be sufficient to meet our operating and capital expenses and debt service obligations and pay distributions on our common shares for the next 12 months and for the foreseeable future thereafter. Our future cash flows from operating activities will depend primarily upon:

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

Our changes in cash flows for the year ended December 31, 2015 compared to the prior year were as follows: (i) cash provided by operating activities decreased from $130,725 in 2014 to $115,357 in 2015; (ii) cash used in investing activities decreased from $748,759 in 2014 to $66,602 in 2015; and (iii) cash flows from financing activities changed from $624,162 of cash provided by financing activities in 2014 to $53,761 cash used in financing activities in 2015.

The decrease in cash provided by operating activities for the year ended December 31, 2015 as compared to the prior year primarily reflects increased payments for interest on borrowings, a decrease in property net operating income and unfavorable changes in working capital in 2015, partially offset by an increase in distributions received from our investment in

SIR common shares in 2015.  The decrease in cash used in investing activities for the year ended December 31, 2015 as compared to the prior year was due primarily to the decrease in our property acquisitions and the investment in SIR common shares in 2015.  The change in cash (used in) provided by financing activities for the year ended December 31, 2015 as compared to the prior year was due primarily to our issuances of common shares and senior unsecured notes in 2014.

Our Investment and Financing Liquidity and Resources (dollar amounts in thousands, except per share and per square foot amounts)

In order to fund acquisitions and to meet cash needs that may result from our desire or need to make distributions or pay operating or capital expenses, we maintain a $750,000 revolving credit facility. The maturity date of our unsecured revolving credit facility is January 31, 2019 and, subject to the payment of an extension fee and meeting certain other conditions, we have an option to extend the stated maturity date of our unsecured revolving credit facility by one year to January 31, 2020. We are required to pay interest at a rate of LIBOR plus a premium, which was 125 basis points per annum at December 31, 2015 on borrowings under our unsecured revolving credit facility.  We also pay a facility fee on the total amount of lending commitments under our unsecured revolving credit facility, which was 25 basis points per annum at December 31, 2015. Both the interest rate premium and the facility fee are subject to adjustment based upon changes to our credit ratings. We can borrow and repay and re-borrow funds available under our unsecured revolving credit facility until maturity, and no principal repayment is due until maturity. As of December 31, 2015, the annual interest rate payable on borrowings under our unsecured revolving credit facility was 1.6%. As of December 31, 2015 and February 16, 2016, we had $117,000 and $221,000, respectively, outstanding and $633,000 and $529,000, respectively, available to borrow under our unsecured revolving credit facility.

Our $750,000 revolving credit facility is governed by a credit agreement with a syndicate of institutional lenders, which also governs our two unsecured term loans:

•

Our $300,000 unsecured term loan, which matures on March 31, 2020, is prepayable without penalty at any time.  We are required to pay interest at LIBOR plus a premium, which was 140 basis points per annum at December 31, 2015 on the amount outstanding under our $300,000 term loan. The interest rate premium is subject to adjustment based upon changes to our credit ratings. As of December 31, 2015, the annual interest rate for the amount outstanding under our $300,000 term loan was 1.8%.

•

Our $250,000 unsecured term loan, which matures on March 31, 2022, is prepayable at any time.  If our $250,000 term loan is repaid prior to November 21, 2016, a prepayment premium of 1.0% of the amount repaid would be payable. Subsequent to November 21, 2016, no prepayment premium would be payable. We are required to pay interest at LIBOR plus a premium, which was 180 basis points per annum at December 31, 2015 on the amount outstanding under our $250,000 term loan. The interest rate premium is subject to adjustment based upon changes to our credit ratings. As of December 31, 2015, the annual interest rate for the amount outstanding under our $250,000 term loan was 2.2%.

Our credit agreement also includes a feature under which the maximum borrowing availability may be increased to up to $2,500,000 on a combined basis in certain circumstances.

Our credit agreement for our unsecured revolving credit facility and term loans provides that, with certain exceptions, a subsidiary of ours is required to guaranty our obligations under the unsecured revolving credit facility and term loans only if that subsidiary has separately incurred debt (other than nonrecourse debt), within the meaning specified in the credit agreement, or provided a guarantee of debt incurred by us or any of our other subsidiaries.

Our $350,000 of 3.75% senior unsecured notes due 2019 are governed by an indenture and a supplement to the indenture and require semi-annual payments of interest only through maturity.

None of our unsecured debt obligations require sinking fund payments prior to their maturity dates.  Our $135,441 in mortgage debts generally require semi-annual payments of principal and interest through maturity.

In addition to our debt obligations, as of December 31, 2015, we have estimated unspent leasing related obligations of $12,653.  Our debt maturities (other than our unsecured revolving credit facility) are as follows: $107,933 in 2016, $1,549 in 2017, $1,671 in 2018, $359,439 in 2019, $301,619 in 2020 and $263,230 thereafter.

We currently expect to use cash balances, borrowings under our unsecured revolving credit facility, net proceeds from our property sales, distributions received from our investment in SIR, assumption of mortgage debt and net proceeds from offerings of equity or debt securities to fund our future operations, capital expenditures, distributions to our shareholders and property acquisitions. When significant amounts are outstanding under our unsecured revolving credit facility or the maturity date of our unsecured revolving credit facility, term loans, mortgages or our other debts approach, we intend to explore alternatives for repaying or refinancing such amounts. Such alternatives may include incurring additional term debt, issuing equity or debt securities, extending the maturity date of our unsecured revolving credit facility and entering into a new revolving credit facility. We may assume additional mortgage debt in connection with our acquisition of properties or elect to place new mortgages on properties we own as a source of financing. Although we cannot provide assurance that we will be successful in consummating any particular type of financing, we believe that we will have access to financing, such as debt and equity offerings, to fund future acquisitions and capital expenditures and to pay our obligations. We currently have an effective shelf registration statement that allows us to issue public securities on an expedited basis, but it does not assure that there will be buyers for such securities.

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

On each of February 26, 2015, May 25, 2015, August 24, 2015 and November 23, 2015, we paid a $0.43 per share distribution to our common shareholders in the amount of $30,252, $30,256, $30,568 and $30,584, respectively.  We funded these distributions using cash on hand and borrowings under our unsecured revolving credit facility. On January 11, 2016, we declared a distribution payable to common shareholders of record on January 22, 2016 of $0.43 per share, or approximately  $30,584. We expect to pay this distribution on or about February 25, 2016 using cash on hand and borrowings under our unsecured revolving credit facility.

In July 2015, we repaid, at par, a $47,083 mortgage note requiring interest at 5.73% which was secured by a property (two buildings) located in Indianapolis, IN using cash on hand and borrowings under our unsecured revolving credit facility. This mortgage note was scheduled to mature in October 2015.

In January 2016, we acquired an office property (one building) located in Sacramento, CA with 338,796 rentable square feet for a purchase price of $79,765, excluding acquisition related costs, using cash on hand and borrowings under our unsecured revolving credit facility. This property is majority leased to the State of California.

In January 2016, we gave notice to repay, at par, an $83,000 mortgage note requiring interest at 5.55% which is secured by one office property (two buildings) located in Reston, VA using cash on hand and borrowings under our unsecured revolving credit facility.  We expect to repay this mortgage in March 2016.  This mortgage note is scheduled to mature in April 2016.

In February 2016, we repaid, at par, a $23,473 mortgage note requiring interest at 6.21% which was secured by a property (one building) located in Landover, MD using cash on hand and borrowings under our unsecured revolving credit facility.  This mortgage note was scheduled to mature in August 2016.

As of December 31, 2015, our contractual obligations were as follows:

	Payments Due by Period
		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
Long term debt obligations	$1,152,441	$107,933	$3,219	$778,059	$263,230
Tenant related obligations(1)	12,653	11,185	490	348	630
Projected interest expense(2)	116,906	29,270	49,644	31,258	6,734
Total	$1,282,000	$148,388	$53,353	$809,665	$270,594

(1)	Committed tenant related obligations include leasing commissions and tenant improvements and are based on leases in effect as of December 31, 2015.

(2)

Projected interest expense is attributable to only our debt obligations at existing rates as of December 31, 2015 and is not intended to project future interest costs which may result from debt prepayments, additional borrowings under our unsecured revolving credit facility, new debt issuances or changes in interest rates.

In addition to the amounts discussed above, we also have business and property management agreements with continuing 20 year terms, which require us to pay management fees to RMR LLC.  See Note 6 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

Off Balance Sheet Arrangements

As of December 31, 2015, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Debt Covenants (dollars in thousands)

Our principal debt obligations at December 31, 2015 consisted of borrowings under our $750,000 unsecured revolving credit facility, our $300,000 unsecured term loan, our $250,000 unsecured term loan, $350,000 of publicly issued senior unsecured notes and five secured mortgage loans that were assumed in connection with certain of our acquisitions.  Our publicly issued senior unsecured notes are governed by an indenture.  Our senior unsecured notes indenture and its supplement and our credit agreement for our unsecured revolving credit facility and our two term loans provide for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, such as, in the case of our credit agreement, a change of control of us, which includes RMR LLC ceasing to act as our business manager and property manager. Our senior unsecured notes indenture and its supplement and our credit agreement also contain a number of covenants which generally restrict our ability to incur debts, including debts secured by mortgages on our properties, in excess of calculated amounts, require us to maintain various financial ratios and, in the case of our credit agreement, restrict our ability to make distributions under certain circumstances. Our mortgage loans are non-recourse, subject to certain limited exceptions, and do not contain any material financial covenants.  As of December 31, 2015, we believe we were in compliance with the terms and conditions of our respective covenants under our senior unsecured notes indenture and its supplement and our credit agreement.

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

Related Person Transactions (dollars in thousands)

We have relationships and historical and continuing transactions with RMR LLC, RMR Inc. and others related to them. For example, we have no employees and the personnel and various services we require to operate our business are provided to us by RMR LLC pursuant to management agreements, and RMR Inc. is the managing member of RMR LLC.  ABP Trust,  which is owned by our Managing Trustees, is the controlling shareholder of RMR Inc.  We own shares of class A common stock of RMR Inc.  We also have relationships and historical and continuing transactions with other companies to which RMR LLC provides management services and which have trustees, directors and officers who are also trustees, directors or officers of us, RMR LLC or RMR Inc., including: SIR, of which we are the largest shareholder and at December 31, 2015 and February 16, 2016 owned approximately 27.9% of the outstanding SIR common shares; and AIC, of which we, ABP Trust and five other companies to which RMR LLC provides management services each own approximately 14.3%. We and the other six shareholders of AIC participate in a combined property insurance program arranged and reinsured in part by AIC.  For further information about these and other such relationships and related person transactions, please see Notes 6 and 11 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K, which are incorporated herein by reference, and our definitive Proxy Statement for our 2016 Annual Meeting of Shareholders and our other filings with the SEC.  In addition, please see the section captioned "Business" above in Part I, Item 1 of this Annual Report on Form 10-K. For more information about these transactions and relationships and about the risks that may arise as a result of these and other related person transactions and relationships, please see elsewhere in this Annual Report on Form 10-K, including "Warning Concerning Forward Looking Statements," Part I, Item 1, “Business” and Part I, Item 1A, "Risk Factors." Our filings with the SEC and copies of certain of our agreements with these related parties, including our business management agreement and property management agreement with RMR LLC and our shareholders agreement with AIC and its six other shareholders, are publicly available as exhibits to our public filings with the SEC and accessible at the SEC's website, www.sec.gov.  We may engage in additional transactions with related persons, including businesses to which RMR LLC or its affiliates provide management services.

Critical Accounting Policies

Our critical accounting policies are those that will have the most impact on the reporting of our financial condition and results of operations and those requiring significant judgments and estimates. We believe that our judgments and estimates are consistently applied and produce financial information that fairly presents our results of operations. Our most critical accounting policies involve our investments in real property and equity securities. These policies affect our:

•allocation of purchase prices among various asset categories, including allocations to above and below market leases for properties qualifying as acquired businesses under FASB Accounting Standards Codification 805, Business Combinations, and the related impact on the recognition of rental income and depreciation and amortization expenses; and

•assessment of the carrying values and impairments of long lived assets and equity investments.

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

Impact of Climate Change

The current political debate about climate change has resulted in various treaties, laws and regulations which are intended to limit carbon emissions. We believe these laws being enacted or proposed may cause energy costs at our properties to increase in the future. In an effort to reduce the effects of any increased energy costs in the future, we and RMR LLC continuously study ways to improve the energy efficiency at all of our properties. RMR LLC is a member of the Energy Star Partner program, a joint program of the U.S. Environmental Protection Agency and the U.S. Department of Energy which is focused on promoting energy efficiency at commercial properties through its “Energy Star” certification program, and a member of the U.S. Green Building Council, a nonprofit organization focused on promoting energy efficiency at commercial properties through its LEED®, green building program. We do not expect the direct impact of these possible increases in energy costs resulting from laws designed to address climate change to be material to our results of operations because the increased costs either may be the responsibility of our tenants directly or in large part passed through by us to our tenants as additional rent. Although we do not believe it is likely in the foreseeable future, laws enacted to mitigate climate change may make some of our buildings obsolete or cause us to make material investments in our properties which could materially and adversely affect our financial condition and results of operations.

There have recently been severe weather activities in different parts of the country that some observers believe evidence global climate change. Such severe weather that may result from climate change may have an adverse effect on individual properties we own. We mitigate these risks by owning a geographically diversified portfolio of properties and by procuring insurance coverage we believe adequate to protect us from material damages and losses from such activities. However, there can be no assurance that our mitigation efforts will be sufficient or that storms that may occur due to future climate change or otherwise could not have a material adverse effect on our business.

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

At December 31, 2015, our outstanding fixed rate debt consisted of the following:

		Annual	Annual		Interest
	Principal	Interest	Interest		Payments
Debt	Balance(1)	Rate(1)	Expense(1)	Maturity	Due
Senior unsecured notes	$350,000	3.75%	$13,307	2019	Semi-annually
Mortgage	83,000	5.55%	4,670	2016	Monthly
Mortgage	23,499	6.21%	1,480	2016	Monthly
Mortgage	14,160	5.88%	844	2021	Monthly
Mortgage	8,729	7.00%	620	2019	Monthly
Mortgage	6,052	8.15%	500	2021	Monthly
	$485,440		$21,421

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

Our senior unsecured notes require semi-annual interest payments through maturity.  Our mortgages generally require principal and interest payments through maturity pursuant to amortization schedules. Because these debts require interest at a fixed rate, changes in market interest rates during the term of these debts will not affect our interest obligations. If these debts were refinanced at interest rates which are 100 basis points higher or lower than shown above, our per annum interest cost would increase or decrease, respectively, by approximately $4,904.

Changes in market interest rates would affect the fair value of our fixed rate debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt. Based on the balances outstanding at December 31, 2015, and discounted cash flow analysis through the respective maturity dates, and assuming no other changes in factors that may affect the fair value of our fixed rate debt obligations, a hypothetical immediate 100 basis point increase in interest rates would change the fair value of those obligations by approximately $7,144.

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

At December 31, 2015, our floating rate debt consisted of $117,000 outstanding under our $750,000 unsecured revolving credit facility, our $300,000 unsecured term loan and our $250,000 unsecured term loan. Our unsecured revolving credit facility matures in January 2019, and subject to our meeting certain conditions, including our payment of an extension fee, we have the option to extend the stated maturity by one year to January 2020. No principal repayments are required under our unsecured revolving credit facility or our term loans prior to maturity and repayments under our unsecured revolving credit facility may be made, and redrawn subject to conditions, at any time without penalty.  Our $300,000 unsecured term loan matures on March 31, 2020. Our $250,000 unsecured term loan matures on March 31, 2022.  Amounts outstanding under our unsecured term loans may be repaid at any time, but after they are repaid amounts may not be redrawn. Our $300,000 unsecured term loan may be repaid without penalty at any time. If our $250,000 unsecured term loan is repaid prior to November 21, 2016, a prepayment premium of 1.0% of the amount repaid would be incurred.  Subsequent to November 21, 2016, no prepayment premium would be incurred.

Borrowings under our unsecured revolving credit facility and term loans are in U.S. dollars and require interest at a rate of LIBOR plus premiums that are subject to adjustment based upon changes to our credit ratings. Accordingly, we are vulnerable to changes in U.S. dollar based short term rates, specifically LIBOR.  In addition, upon renewal or refinancing of our unsecured revolving credit facility or term loans, we are vulnerable to increases in interest rate premiums due to market conditions or our perceived credit characteristics. Generally, a change in interest rates would not affect the value of our floating rate debt but would affect our operating results.

The following table presents the impact a 100 basis point increase in interest rates would have on our annual floating rate interest expense as of December 31, 2015:

	Impact of Changes in Interest Rates
		Outstanding	Total Interest	Annual Earnings
	Interest Rate(1)	Debt	Expense Per Year	Per Share Impact(2)

At December 31, 2015	1.9%	$667,000	$12,849	$0.18
100 bps increase	2.9%	$667,000	$19,612	$0.28

(1)	Weighted based on the respective interest rates and outstanding borrowings under our unsecured revolving credit facility and term loans as of December 31, 2015.
(2)	Based on the weighted average shares outstanding (diluted) for the year ended December 31, 2015.

The following table presents the impact a 100 basis point increase in interest rates would have on our annual floating rate interest expense as of December 31, 2015 if we were fully drawn on our unsecured revolving credit facility and our term loans remained outstanding:

	Impact of Changes in Interest Rates
		Outstanding	Total Interest	Annual Earnings
	Interest Rate(1)	Debt	Expense Per Year	Per Share Impact(2)

At December 31, 2015	1.8%	$1,300,000	$23,725	$0.34
100 bps increase	2.8%	$1,300,000	$36,906	$0.52

(1)	Weighted based on the respective interest rates and outstanding borrowings under our unsecured revolving credit facility (assuming fully drawn) and term loans as of December 31, 2015.
(2)	Based on the weighted average shares outstanding (diluted) for the year ended December 31, 2015.

The foregoing tables show the impact of an immediate change in floating interest rates as of December 31, 2015. If interest rates were to change gradually over time, the impact would be spread over time. Our exposure to fluctuations in floating interest rates will increase or decrease in the future with increases or decreases in the outstanding amount under our unsecured revolving credit facility, our existing term loans or other floating rate debt.

Item 8.  Financial Statements and Supplementary Data

The information required by this item is included in Item 15 of this Annual Report on Form 10‑K.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, our management carried out an evaluation, under the supervision and with the participation of our Managing Trustees, our President and our Treasurer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rules 13a‑15 and 15d‑15. Based upon that evaluation, our Managing Trustees, our President and our Treasurer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) in Internal Control—Integrated Framework. Based on our assessment, we believe that, as of December 31, 2015, our internal control over financial reporting is effective.

Ernst & Young LLP, the independent registered public accounting firm that audited our 2015 consolidated financial statements included in this Annual Report on Form 10‑K, has issued an attestation report on our internal control over financial reporting. Its report appears elsewhere herein.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

We have a Code of Conduct that applies to all our representatives, including our officers and trustees and employees of RMR Inc. and RMR LLC. Our Code of Conduct is posted on our website, www.govreit.com. A printed copy of our Code of Conduct is also available free of charge to any person who requests a copy by writing to our Secretary, Government Properties Income Trust, Two Newton Place, 255 Washington Street, Suite 300, Newton, MA 02458‑1634. We intend to disclose any amendments or waivers to our Code of Conduct applicable to our principal executive officer, principal financial officer, principal accounting officer or controller (or any person performing similar functions) on our website.

The remainder of the information required by Item 10 is incorporated by reference to our definitive Proxy Statement.

Item 11.  Executive Compensation

The information required by Item 11 is incorporated by reference to our definitive Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information.  We may grant our common shares to our officers and other employees of RMR LLC under our equity compensation plan adopted in 2009, or the 2009 Plan. In addition, each of our Trustees receives  common shares under the 2009 Plan as part of his or her annual compensation for serving as a trustee. The terms of grants made under the 2009 Plan are determined by the Compensation Committee of our Board of Trustees, at the time of the grant. The following table is as of December 31, 2015.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted‑average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders—2009 Plan...............	None.	None.	1,605,703(1)
Equity compensation plans not approved by security holders...........................	None.	None.	None.
Total...........................................................................................................	None.	None.	1,605,703(1)

(1)Consists of shares available for issuance pursuant to the terms of the 2009 Plan.  Share awards that are forfeited will be added to the shares available for issuance under the 2009 Plan.

Payments by us to RMR LLC and RMR LLC employees are described in Notes 6 and 10 to our Consolidated Financial Statements included in Part IV, Item 5 of this Annual Report on Form 10‑K. The remainder of the information required by Item 12 is incorporated by reference to our definitive Proxy Statement.

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

(b)Exhibits

Exhibit Number	Description
3.1	Composite Copy of Amended and Restated Declaration of Trust, dated June 8, 2009, as amended to date. (Incorporated by reference to the Company’s Current Report on Form 8-K dated July 28, 2014.)
3.2	Amended and Restated Bylaws of the Company, adopted July 31, 2015. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.)
4.1	Form of Common Share Certificate. (Incorporated by reference to Amendment No. 2 to the Company’s Registration Statement on Form S-11/A, File No. 333-157455.)
4.2	Indenture, dated as of August 18, 2014, between the Company and U.S. Bank National Association. (Incorporated by reference to the Company’s Current Report on Form 8-K dated August 18, 2014.)
4.3

Supplemental Indenture No. 1, dated as of August 18, 2014, between the Company and U.S. Bank National Association, relating to the Company’s 3.75% Senior Notes due 2019, including form thereof. (Incorporated by reference to the Company’s Current Report on Form 8-K dated August 18, 2014.)

4.4

Registration Rights and Lock-Up Agreement, dated as of June 5, 2015, among the Company, ABP Trust, Barry M. Portnoy and Adam D. Portnoy. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 5, 2015.)

8.1	Opinion of Sullivan & Worcester LLP as to certain tax matters. (Filed herewith.)

10.1

Transaction Agreement, dated as of June 5, 2015, among the Company, The RMR Group LLC (f/k/a Reit Management & Research LLC), ABP Trust (f/k/a Reit Management & Research Trust) and The RMR Group Inc. (f/k/a Reit Management & Research Inc.). (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 5, 2015.)

10.2

Second Amended and Restated Business Management Agreement, dated as of June 5, 2015, between the Company and The RMR Group LLC.(+) (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 5, 2015.)

10.3

Second Amended and Restated Property Management Agreement, dated as of June 5, 2015, between the Company and The RMR Group LLC.(+) (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 5, 2015.)

10.4	2009 Incentive Share Award Plan.(+) (Incorporated by reference to the Company’s Quarterly Report on Form 10‑Q for the quarter ended September 30, 2009, File No. 001-34364.)
10.5	First Amendment to 2009 Incentive Share Award Plan.(+) (Incorporated by reference to the Company’s Quarterly Report on Form 10‑Q for the quarter ended September 30, 2015.)
10.6	Form of Restricted Share Agreement.(+) (Incorporated by reference to the Company’s Quarterly Report on Form 10‑Q for the quarter ended September 30, 2015.)
10.7	Form of Restricted Share Agreement.(+) (Incorporated by reference to the Company’s Quarterly Report on Form 10‑Q for the quarter ended September 30, 2013.)
10.8	Form of Restricted Share Agreement.(+) (Incorporated by reference to the Company’s Current Report on Form 8-K dated September 17, 2010.)
10.9	Form of Indemnification Agreement.(+) (Incorporated by reference to the Company’s Current Report on Form 8‑K dated May 16, 2012.)
10.10	Summary of Trustee Compensation.(+) (Incorporated by reference to the Company’s Current Report on Form 8‑K dated May 12, 2015.)
10.11

Credit Agreement, dated as of November 21, 2014, among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and each of the other financial institutions initially a signatory thereto. (Incorporated by reference to the Company’s Current Report on Form 8-K dated November 21, 2014.)

10.12

Amended and Restated Shareholders Agreement, dated May 21, 2012, among Affiliates Insurance Company, Five Star Quality Care, Inc., Hospitality Properties Trust, Senior Housing Properties Trust, TravelCenters of America LLC, ABP Trust, the Company and Select Income REIT. (Incorporated by reference to the Company’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2012.)

10.13

Voting and Standstill Agreement, dated as of August 30, 2014, among Cole Corporate Income Trust, Inc., the Company and American Realty Capital Properties, Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K dated August 30, 2014.)

10.14

Share Purchase Agreement, dated as of February 28, 2015, among the Company, Lakewood Capital Partners, LP, the other parties named therein and, for the purpose of specified sections, Select Income REIT. (Incorporated by reference to the Company’s Current Report on Form 8-K dated February 28, 2015.)

12.1	Computation of Ratio of Earnings to Fixed Charges. (Filed herewith.)
21.1	Subsidiaries of the Company. (Filed herewith.)
23.1	Consent of Ernst & Young LLP. (Filed herewith.)
23.2	Consent of Sullivan & Worcester LLP. (Contained in Exhibit 8.1.)
31.1	Rule 13a‑14(a) Certification. (Filed herewith.)
31.2	Rule 13a‑14(a) Certification. (Filed herewith.)

31.3	Rule 13a‑14(a) Certification. (Filed herewith.)
31.4	Rule 13a‑14(a) Certification. (Filed herewith.)
32.1	Section 1350 Certification. (Furnished herewith.)
99.1	Allocation Agreement, dated as of July 8, 2014, between the Company and The RMR Group LLC. (Incorporated by reference to the Company’s Current Report on Form 8-K dated July 8, 2014.)
99.2	Registration Rights Agreement, dated as of June 5, 2015, between the Company and The RMR Group Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 5, 2015.)
99.3	Audited Financial Statements as of December 31, 2015 for Select Income REIT. (Filed herewith.)
101.1

The following materials from the Company’s Annual Report on Form 10‑K for the year ended December 31, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Statements of Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these financial statements, tagged as blocks of text and in detail. (Filed herewith.)

(+)Management contract or compensatory plan or arrangement.

Report of Independent Registered Public Accounting Firm

To the Trustees and Shareholders of Government Properties Income Trust

We have audited the accompanying consolidated balance sheets of Government Properties Income Trust (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of comprehensive income (loss), shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Government Properties Income Trust at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 5 to the consolidated financial statements, the Company changed its method for reporting discontinued operations effective July 1, 2014.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Government Properties Income Trust’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 18, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Boston, Massachusetts February 18, 2016

Report of Independent Registered Public Accounting Firm

To the Trustees and Shareholders of Government Properties Income Trust

We have audited Government Properties Income Trust’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Government Properties Income Trust’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Assessment of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Government Properties Income Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2015 consolidated financial statements of Government Properties Income Trust and our report dated February 18, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Boston, Massachusetts February 18, 2016

GOVERNMENT PROPERTIES INCOME TRUST

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	December 31,	December 31,
	2015	2014
ASSETS
Real estate properties:
Land	$253,058	$254,008
Buildings and improvements	1,443,074	1,428,472
Total real estate properties, gross	1,696,132	1,682,480
Accumulated depreciation	(255,879)	(219,791)
Total real estate properties, net	1,440,253	1,462,689

Equity investment in Select Income REIT	491,369	680,137
Assets of discontinued operations	12,468	13,165
Assets of property held for sale	3,098	32,797
Acquired real estate leases, net	118,267	150,080
Cash and cash equivalents	8,785	13,791
Restricted cash	1,022	2,280
Rents receivable, net	45,269	36,239
Deferred leasing costs, net	14,299	11,450
Deferred financing costs, net	9,875	12,782
Other assets, net	29,831	12,205
Total assets	$2,174,536	$2,427,615

LIABILITIES AND SHAREHOLDERS’ EQUITY
Unsecured revolving credit facility	$117,000	$—
Unsecured term loans	550,000	550,000
Senior unsecured notes, net of discount	347,981	347,423
Mortgage notes payable, including premiums	136,643	187,694
Liabilities of discontinued operations	54	150
Liabilities of property held for sale	43	343
Accounts payable and other liabilities	50,543	26,471
Due to related persons	2,886	2,161
Assumed real estate lease obligations, net	12,735	15,924
Total liabilities	1,217,885	1,130,166

Commitments and contingencies

Shareholders’ equity:
Common shares of beneficial interest, $.01 par value: 100,000,000 shares
authorized, 71,126,308 and 70,349,227 shares issued and outstanding, respectively	711	703
Additional paid in capital	1,472,482	1,457,631
Cumulative net income	38,486	248,447
Cumulative other comprehensive income (loss)	(14,867)	37
Cumulative common distributions	(540,161)	(409,369)
Total shareholders’ equity	956,651	1,297,449
Total liabilities and shareholders’ equity	$2,174,536	$2,427,615

See accompanying notes.

GOVERNMENT PROPERTIES INCOME TRUST

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(amounts in thousands, except per share data)

	Year Ended December 31,
	2015	2014	2013

Rental income	$248,549	$251,031	$226,910

Expenses:
Real estate taxes	29,906	28,389	25,710
Utility expenses	17,916	19,369	17,116
Other operating expenses	50,425	45,982	41,134
Depreciation and amortization	68,696	66,593	55,699
Loss on impairment of real estate	—	2,016	—
Acquisition related costs	811	1,344	2,439
General and administrative	14,826	15,809	12,710
Total expenses	182,580	179,502	154,808

Operating income	65,969	71,529	72,102
Dividend income	811	—	—
Interest income	14	69	37
Interest expense (including net amortization of debt
premium and discounts and deferred financing fees
of $1,376, $1,310, and $1,340, respectively)	(37,008)	(28,048)	(16,831)
Gain (loss) on early extinguishment of debt	34	(1,307)	—
Loss on distribution to common shareholders of The RMR Group Inc. common stock	(12,368)	—	—
Loss on issuance of shares by Select Income REIT	(42,145)	(53)	—
Loss on impairment of Select Income REIT investment	(203,297)	—	—
Income (loss) from continuing operations before income taxes
and equity in earnings of investees	(227,990)	42,190	55,308
Income tax expense	(86)	(117)	(133)
Equity in earnings of investees	18,640	10,963	334
Income (loss) from continuing operations	(209,436)	53,036	55,509
Income (loss) from discontinued operations	(525)	3,498	(889)
Net income (loss)	(209,961)	56,534	54,620

Other comprehensive loss
Unrealized loss on investment in available for sale securities	(9,391)	—	—
Equity in unrealized loss of investees	(5,513)	(12)	(50)
Other comprehensive loss	(14,904)	(12)	(50)
Comprehensive income (loss)	$(224,865)	$56,522	$54,570

Weighted average common shares outstanding (basic)	70,700	61,313	54,606
Weighted average common shares outstanding (diluted)	70,700	61,399	54,685

Per common share amounts:
Income (loss) from continuing operations (basic)	$(2.96)	$0.87	$1.02
Income (loss) from continuing operations (diluted)	$(2.96)	$0.86	$1.02
Income (loss) from discontinued operations (basic and diluted)	$(0.01)	$0.06	$(0.02)
Net income (loss) (basic and diluted)	$(2.97)	$0.92	$1.00

See accompanying notes.

GOVERNMENT PROPERTIES INCOME TRUST

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(dollars in thousands)

					Cumulative
			Additional	Cumulative	Other	Cumulative
	Number of	Common	Paid In	Net	Comprehensive	Common
	Shares	Shares	Capital	Income	Income (Loss)	Distributions	Total
Balance at December 31, 2012	54,643,888	$547	$1,103,982	$137,293	$99	$(214,470)	$1,027,451
Issuance of shares, net	-	-	-	-	-	-	-
Share grants	78,130	-	1,697	-	-	-	1,697
Unrealized loss from investees	-	-	-	-	(50)	-	(50)
Net income	-	-	-	54,620	-	-	54,620
Distributions to common shareholders	-	-	-	-	-	(94,043)	(94,043)
Balance at December 31, 2013	54,722,018	547	1,105,679	191,913	49	(308,513)	989,675
Issuance of shares, net	15,563,559	155	350,558	-	-	-	350,713
Share grants	63,650	1	1,394	-	-	-	1,395
Unrealized loss from investees	-	-	-	-	(12)	-	(12)
Net income	-	-	-	56,534	-	-	56,534
Distributions to common shareholders	-	-	-	-	-	(100,856)	(100,856)
Balance at December 31, 2014	70,349,227	703	1,457,631	248,447	37	(409,369)	1,297,449
Issuance of shares, net	723,222	7	14,039	-	-	-	14,046
Share grants	65,600	1	984	-	-	-	985
Share repurchases	(11,741)	-	(172)	-	-	-	(172)
Unrealized loss from investees	-	-	-	-	(5,513)	-	(5,513)
Unrealized loss on investment in The RMR Group Inc.	-	-	-	-	(9,391)	-	(9,391)
Net loss	-	-	-	(209,961)	-	-	(209,961)
Distribution to common shareholders	-	-	-	-	-	(121,660)	(121,660)
Distribution of The RMR Group Inc. common stock	-	-	-	-	-	(9,132)	(9,132)
Balance at December 31, 2015	71,126,308	$711	$1,472,482	$38,486	$(14,867)	$(540,161)	$956,651

See accompanying notes.

GOVERNMENT PROPERTIES INCOME TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Year Ended December 31,
	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(209,961)	$56,534	$54,620
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation	38,987	37,671	34,694
Net amortization of debt premiums and discounts and deferred financing fees	1,376	1,310	1,340
(Gain) loss on early extinguishment of debt	(34)	1,307	—
Straight line rental income	(3,978)	(4,495)	(3,067)
Amortization of acquired real estate leases	28,624	27,713	21,608
Amortization of deferred leasing costs	2,349	2,145	1,599
Other non-cash expenses	817	2,181	1,268
Loss on impairment of real estate	—	2,016	10,142
Increase in carrying value of asset held for sale	—	(2,344)	—
Net gain on sale of properties	—	(774)	(8,168)
Equity in earnings of investees	(18,640)	(10,963)	(334)
Loss on issuance of shares by Select Income REIT	42,145	53	—
Loss on distribution to common shareholders of The RMR Group Inc. common stock	12,368	—	—
Loss on impairment of Select Income REIT investment	203,297	—	—
Distributions of earnings from Select Income REIT	21,882	17,046	—
Change in assets and liabilities:
Restricted cash	1,258	(591)	(136)
Deferred leasing costs	(4,741)	(3,326)	(4,279)
Rents receivable	(2,729)	(337)	(1,565)
Other assets	515	(419)	(1,063)
Accounts payable and accrued expenses	1,097	6,400	2,492
Due to related persons	725	(402)	(760)
Net cash provided by operating activities	115,357	130,725	108,391
CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate acquisitions and deposits	—	(56,350)	(112,574)
Real estate improvements	(19,163)	(21,635)	(23,252)
Investment in Select Income REIT	(95,821)	(689,969)	—
Investment in The RMR Group Inc.	(7,226)	—	—
Investment in Affiliates Insurance Company	—	(825)	—
Distributions in excess of earnings from Select Income REIT	25,148	3,594	—
Proceeds from sale of properties, net	30,460	16,426	18,319
Net cash used in investing activities	(66,602)	(748,759)	(117,507)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of mortgage notes payable	(48,908)	(2,221)	(1,933)
Proceeds from issuance of common shares, net	—	349,787	—
Proceeds from issuance of senior notes, net of discount	—	347,217	—
Proceeds from unsecured term loans	—	1,050,000	—
Repayment of unsecured term loans	—	(850,000)	—
Borrowings on unsecured revolving credit facility	195,000	344,500	216,500
Repayments on unsecured revolving credit facility	(78,000)	(501,500)	(109,000)
Financing fees	(21)	(12,765)	—
Repurchase of common shares	(172)	—	—
Distributions to common shareholders	(121,660)	(100,856)	(94,043)
Net cash (used in) provided by financing activities	(53,761)	624,162	11,524
Increase (decrease) in cash and cash equivalents	(5,006)	6,128	2,408
Cash and cash equivalents at beginning of period	13,791	7,663	5,255
Cash and cash equivalents at end of period	$8,785	$13,791	$7,663

See accompanying notes.

GOVERNMENT PROPERTIES INCOME TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Year Ended December 31,
Supplemental cash flow information:	2015	2014	2013
Interest paid	$35,500	$21,334	$15,336
Income taxes paid	$143	$126	$169
Non-cash investing activities:
Investment in The RMR Group Inc. paid in common shares	$13,545	$—	$—
Real estate acquisition funded with the assumption of mortgage debt	$—	$(97,524)	$—
Distribution of The RMR Group Inc. common shares received from Select Income REIT	$5,244	$—	$—
Non-cash financing activities:
Assumption of mortgage debt	$—	$97,524	$—
Distribution to common shareholders of The RMR Group Inc. common stock	$(9,132)	$—	$—

See accompanying notes.

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

Note 1. Organization

Government Properties Income Trust, or the Company, we or us, is a real estate investment trust, or REIT, formed in 2009 under Maryland law.

As of December 31, 2015, excluding one property ( one building) classified as discontinued operations, we owned 71 properties ( 91 buildings), or our Properties, located in 31 states and the District of Columbia containing approximately 10.7 million rentable square feet.  As of December 31, 2015, we also owned 24,918,421 common shares of beneficial interest, par value $0.01 per share, or approximately 27.9%, of the then outstanding common shares of Select Income REIT, or SIR.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation.  These consolidated financial statements include the accounts of us and our subsidiaries, all of which are 100% owned directly or indirectly by us. All intercompany transactions and balances with or among our consolidated subsidiaries have been eliminated.

Equity Method Investments.  We account for our investments in Affiliates Insurance Company, or AIC, and SIR using the equity method of accounting. Significant influence is present through common representation on the boards of trustees or directors of us, AIC and SIR and our significant ownership interest in SIR.  Our Managing Trustees are also the managing trustees of SIR.  Our Managing Trustees are also directors, officers and controlling shareholders (through ABP Trust (formerly known as Reit Management & Research Trust)) of The RMR Group Inc., or RMR Inc. Substantially all of the business of RMR Inc. is conducted by its majority owned subsidiary, The RMR Group LLC, or RMR LLC, which is the manager of us, AIC and SIR. Each of our Trustees is a director of AIC and one of our Independent Trustees is also an independent trustee of SIR. See Notes 6 and 11 for a further discussion of our investments in AIC and SIR.

We periodically evaluate our equity method investments for possible indicators of other than temporary impairment whenever events or changes in circumstances indicate the carrying amount of the investment might not be recoverable. These indicators may include the length of time and the extent to which the market value of our investment is below our carrying value, the financial condition of our investees, our intent and ability to be a long term holder of the investment and other considerations. If the decline in fair value is judged to be other than temporary, we record an impairment charge to adjust the basis of the investment to its estimated fair value.  We recorded a $203,297 loss on impairment of our SIR investment in 2015. See Note 11 for more information on this impairment.

Available for Sale Securities. As of December 31, 2015, we owned 1,214,225 common shares of RMR Inc. This investment is accounted for as available for sale securities and recorded at fair value based on its quoted market price at the end of each reporting period. The unrealized gains (losses) on our investment in available for sale securities is recorded as a component of cumulative other comprehensive income (loss) in shareholders’ equity. See Notes 6 and 9 for further information regarding our investment in RMR Inc.

We evaluate our investments in available for sale securities to determine if a decline in the fair value below our carrying value is other than temporary. We consider the severity and the duration of the decline, and our ability and intent to hold the investment until recovery when making this assessment. If a decline in fair value is determined to be other than temporary, an impairment loss equal to the difference between the investment’s carrying value and its fair value is recognized in earnings.

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

We allocate the purchase prices of our properties to land, building and improvements based on determinations of the fair values of these assets assuming the properties are vacant. We determine the fair value of each property using methods similar to those used by independent appraisers. For properties qualifying as acquired businesses under Accounting Standards Codification 805, Business Combinations, we allocate a portion of the purchase price of our properties to above market and below market leases based on the present value (using an interest rate which reflects the risks associated with acquired in place leases at the time each property was acquired by us) of the difference, if any, between (i) the contractual amounts to be paid pursuant to the acquired in place leases and (ii) our estimates of fair market lease rates for the corresponding leases, measured over a period equal to the terms of the respective leases. We allocate a portion of the purchase price to acquired in place leases and tenant relationships based upon market estimates to lease up the property based on the leases in place at the time of purchase.  We allocate this aggregate value between acquired in place lease values and tenant relationships based on our evaluation of the specific characteristics of each tenant’s lease. However, we have not separated the value of tenant relationships from the value of acquired in place leases because such value and related amortization expense is immaterial to the accompanying consolidated financial statements. In making these allocations, we consider factors such as estimated carrying costs during the expected lease up periods, including real estate taxes, insurance and other operating income and expenses and costs, such as leasing commissions, legal and other related expenses, to execute similar leases in current market conditions at the time a property was acquired by us. If the value of tenant relationships becomes material in the future, we may separately allocate those amounts and amortize the allocated amounts over the estimated life of the relationships.

We amortize capitalized above market lease values (included in acquired in place real estate leases in our consolidated balance sheets) and below market lease values (presented as assumed real estate lease obligations in our consolidated balance sheets) as a reduction or increase, respectively, to rental income over the terms of the associated leases. Such amortization resulted in net decreases to rental income of $1,155, $868, and $1,123 during the years ended December 31, 2015, 2014 and 2013, respectively. We amortize the value of acquired in place leases (included in acquired real estate leases in our consolidated balance sheets), exclusive of the value of above market and below market acquired in place leases, over the terms of the associated leases. Such amortization, which is included in depreciation and amortization expense, amounted to $27,467, $26,844, and $20,482 during the years ended December 31, 2015, 2014 and 2013, respectively. When a lease is terminated prior to its stated expiration, we write off the unamortized amounts relating to that lease.

Capitalized above market lease values were $37,875 and $39,040 as of December 31, 2015 and 2014, respectively, net of accumulated amortization of $21,469 and $18,288, respectively. Capitalized below market lease values were $25,553 and $26,605 as of December 31, 2015 and 2014, respectively, net of accumulated amortization of $12,818 and $10,681, respectively.

The value of acquired in place leases, exclusive of the value of above market and below market acquired in place leases, were $188,471 and $198,157 as of December 31, 2015 and 2014, respectively, net of accumulated amortization of $86,610 and $68,829, respectively. As of December 31, 2015, the weighted average amortization periods for capitalized above market leases, lease origination value and capitalized below market lease values were 5.1 years, 5.7 years, and 7.3 years, respectively.  Future amortization of net intangible lease assets and liabilities, to be recognized over the current terms of the associated leases as of December 31, 2015 are estimated to be $25,997 in 2016, $23,731 in 2017, $19,458 in 2018, $14,406 in 2019, $6,939 in 2020 and $15,001 thereafter.

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

Deferred Leasing Costs.  Deferred leasing costs include brokerage, legal and other fees associated with our entering leases and we amortize those costs, which are included in depreciation and amortization expense, on a straight line basis over the terms of the respective leases. Deferred leasing costs totaled $20,300 and $15,401 at December 31, 2015 and 2014, respectively, and accumulated amortization of deferred leasing costs totaled $6,001 and $3,951 at December 31, 2015 and 2014, respectively. Future amortization of deferred leasing costs to be recognized during the current terms of our existing leases as of December 31, 2015, are estimated to be $2,866 in 2016, $2,376 in 2017, $2,128 in 2018, $2,018 in 2019, $1,871 in 2020 and $3,040 thereafter.

Deferred Financing Fees.  Deferred financing fees include issuance or assumption costs related to borrowings and we amortize those costs as interest expense over the terms of the respective loans. Deferred financing fees totaled $13,692 and $14,055 at December 31, 2015 and 2014, respectively, and accumulated amortization of deferred financing fees totaled $3,817 and $1,273 at December 31, 2015 and 2014, respectively. Future amortization of deferred financing fees to be recognized with respect to our loans as of December 31, 2015 are estimated to be $2,637 in 2016, $2,552 in 2017, $2,552 in 2018, $1,296 in 2019, $450 in 2020 and $388 thereafter.

Revenue Recognition. We recognize rental income from operating leases that contain fixed contractual rent changes on a straight line basis over the term of the lease agreements. We increased rental income by $3,978, $4,501 and $2,739 to record revenue on a straight line basis during the years ended December 31, 2015, 2014 and 2013, respectively. Rents receivable include $18,995 and $15,017 of straight line rent receivables at December 31, 2015 and 2014, respectively.

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

Cumulative Other Comprehensive Income (Loss).    Cumulative other comprehensive income (loss) consists of unrealized gains and losses related to our investments in SIR, RMR Inc. and AIC.  See Notes 6 and 11 for further information regarding these investments.

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

Per Common Share Amounts. We calculate basic earnings per common share by dividing net income (loss) by the weighted average number of our common shares of beneficial ownership, $.01 par value, or common shares, or our common shares, outstanding during the period. We calculate diluted earnings per share using the more dilutive of the two class method or the treasury stock method.  Unvested share awards and other potentially dilutive common shares and the related impact on earnings, are considered when calculating diluted earnings per share.

Segment Reporting.  We operate in two business segments: ownership of properties that are primarily leased to government tenants and our equity method investment in SIR.

Note 3.    Weighted Average Common Shares

The following table provides a reconciliation of the weighted average number of common shares used in the calculation of basic and diluted earnings per share (in thousands):

	For the Year Ended December 31,
	2015	2014	2013
Weighted average common shares for basic earnings per share	70,700	61,313	54,606
Effect of dilutive securities: unvested share awards	-	86	79
Weighted average common shares for diluted earnings per share	70,700	61,399	54,685

Note 4.    Recent Accounting Pronouncements

In February 2015, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2015-02, Consolidation.  Among other things, this update changes how an entity determines the primary beneficiary of a variable interest entity.  This update is effective for interim and annual periods beginning after December 15, 2015, with early adoption permitted.  The implementation of this update is not expected to have a material impact on our consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. In August 2015, the FASB clarified the previous ASU and issued ASU No. 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements—Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting, which addresses the presentation of debt issuance costs related to line of credit arrangements. These updates are effective for interim and annual reporting periods beginning after December 15, 2015 and require retrospective application. The implementation of these updates is not expected to cause any material changes to our consolidated financial statements other than the reclassification of certain debt issuance costs from assets to contra liabilities on our consolidated balance sheets.  Debt issuance costs related to our unsecured revolving credit facility will remain classified as assets in accordance with ASU No. 2015-15. When these updates are adopted, deferred financing costs of $6,025 and $7,718 as of December 31, 2015 and December 31, 2014, respectively, will be reclassified from assets to the related debt obligations on our consolidated balance sheets.

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

In May 2014, the FASB issued ASU No. 2014-09, Revenue From Contracts With Customers, which outlines a comprehensive model for entities to use in accounting for revenue arising from contracts with customers. This ASU states that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” While this ASU specifically references contracts with customers, it may also apply to certain other transactions such as the sale of real estate.  In July 2015, the FASB approved a one year deferral of the effective date for this ASU to interim and annual reporting periods beginning after December 15, 2017.  We are continuing to evaluate this guidance; however, we do not expect its adoption to have a material impact on our consolidated financial statements, as a substantial portion of our revenue consists of rental income from leasing arrangements, which are specifically excluded from this ASU.

In September 2015, the FASB issued ASU No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, which eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. Instead, acquirers must recognize measurement-period adjustments during the period in which they determine the amounts, including the effect on earnings of any amounts that would have been recorded in previous periods if the accounting had been completed at the acquisition date. This update is effective for interim and annual periods beginning after December 15, 2015, with early adoption permitted.  The implementation of this update is not expected to have a material impact on our consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which changes how entities measure certain equity investments and present changes in the fair value of financial liabilities measured under the fair value option that are attributable to their own credit. This update is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted subject to certain conditions. We are continuing to evaluate this guidance; however, we expect the implementation of this guidance will change our accounting for our available for sale equity investments.  Currently, changes in the fair value of these investments are recorded through other comprehensive income (loss). Under this ASU, these changes will be recorded through earnings.

Note 5. Real Estate Properties

As of December 31, 2015, we owned 71 properties (91 buildings), with an undepreciated carrying value of $1,699,478 excluding one property (one building) classified as discontinued operations with an undepreciated carrying value of $12,260.  We generally lease space in our properties on a gross lease or modified gross lease basis pursuant to fixed term operating leases expiring between 2016 and 2030.  Our leases generally require us to pay all or some property operating expenses and to provide all or most property management services. During the year ended December 31, 2015, we entered into 51 leases for 811,190 rentable square feet for a weighted (by rentable square feet) average lease term of 7.5 years and we made commitments for approximately $20,571 of leasing related costs. We have estimated unspent leasing related obligations of $12,653  as of December 31, 2015.

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

Our future minimum lease payments related to our properties, excluding one property (one building) classified as discontinued operations, and estimated real estate tax and other expense reimbursements scheduled to be received during the current terms of the existing leases as of December 31, 2015 are as follows:

2016	215,342
2017	188,941
2018	161,162
2019	133,898
2020	93,792
Thereafter	235,064
$1,028,199

Certain of our government tenants have the right to terminate their leases before the lease term expires.  As of December 31, 2015, excluding one property (one building) classified as discontinued operations, government tenants who currently represent approximately 5.2% of our total future minimum lease payments have currently exercisable rights to terminate their leases before the stated terms of their leases expire. In 2016, 2017, 2018, 2019, 2020, 2022 and 2023, early termination rights become exercisable by other government tenants who currently represent an additional approximately 5.8%, 3.2%, 1.6%, 9.5%, 6.8%, 4.1% and 2.1% of our total future minimum lease payments, respectively. In addition as of December 31, 2015, 15 of our government tenants have the currently exercisable right to terminate their leases if their respective legislature or other funding authority does not appropriate the funding necessary for the government tenant to meet its lease obligations. These 15 tenants represent approximately 17.2% of our total future minimum lease payments as of December 31, 2015.

Acquisition Activities

In January 2016, we acquired an office property (one building) located in Sacramento, CA with 338,796 rentable square feet for a purchase price of $79,765, excluding acquisition related costs.  This property is majority leased to the State of California.

Disposition Activities – Continuing Operations

In February 2015, one of our U.S. Government tenants exercised its option to acquire the office property (one building) it leased from us located in Riverdale, MD with 337,500 rentable square feet.  The sale price was $30,600, excluding closing costs.  We recognized no gain or loss on this sale.

In May 2015, we began marketing for sale an office property (one building) located in Savannah, GA with 35,228 rentable square feet and a net book value of $3,071 as of December 31, 2015.  We can provide no assurance that the sale of this property will occur or what the terms for any such sale would be.  We have classified this property as held for sale as of

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

December 31, 2015.  The results of operations for this property are included in continuing operations in our consolidated financial statements.  Summarized balance sheet information for this property is as follows:

December 31,
2015
Real estate properties, net	$3,071
Rents receivable	1
Other assets	26
Assets of property held for sale	$3,098

Other liabilities	$43
Liabilities of property held for sale	$43

Disposition Activities – Discontinued Operations

We are marketing for sale an office property (one building) located in Falls Church, VA with 164,746 rentable square feet and a net book value of $12,282 at December 31, 2015. We can provide no assurance that the sale of this property will occur or what the terms for any such sale would be.

Results of operations for two properties (two buildings) we sold in 2013, two properties (two buildings) we sold in 2014 and the Falls Church, VA property (one building) disclosed above which qualified as held for sale prior to our adoption in 2014 of ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, are classified as discontinued operations in our consolidated financial statements. Summarized balance sheet and income statement information for the properties classified as discontinued operations is as follows:

Balance Sheets:

	December 31,	December 31,
	2015	2014
Real estate properties, net	$12,260	$12,260
Rents receivable	-	782
Other assets	208	123
Assets of discontinued operations	$12,468	$13,165

Other liabilities	$54	$150
Liabilities of discontinued operations	$54	$150

Statements of Operations:

	Year Ended December 31,
	2015	2014	2013
Rental income	$114	$1,673	$4,580
Real estate taxes	(92)	(427)	(678)
Utility expenses	(161)	(226)	(539)
Other operating expenses	(272)	(459)	(966)
Depreciation and amortization	—	—	(1,025)
General and administrative	(114)	(181)	(287)
Loss on asset impairment	—	—	(10,142)
Increase in carrying value of asset held for sale	—	2,344	—
Net gain on sale of properties	—	774	8,168
Income (loss) from discontinued operations	$(525)	$3,498	$(889)

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

Note 6. Related Person Transactions

We have adopted written Governance Guidelines that describe the consideration and approval of related person transactions. Under these Governance Guidelines, we may not enter into a transaction in which any Trustee or executive officer, any member of the immediate family of any Trustee or executive officer or other related person, has or will have a direct or indirect material interest unless that transaction has been disclosed or made known to our Board of Trustees and our Board of Trustees reviews and approves or ratifies the transaction by the affirmative vote of a majority of the disinterested Trustees, even if the disinterested Trustees constitute less than a quorum. If there are no disinterested Trustees, the transaction must be reviewed, authorized and approved or ratified by both (i) the affirmative vote of a majority of our Board of Trustees and (ii) the affirmative vote of a majority of our Independent Trustees. In determining whether to approve or ratify a transaction, our Board of Trustees, or disinterested Trustees or Independent Trustees, as the case may be, also act in accordance with any applicable provisions of our declaration of trust and bylaws, consider all of the relevant facts and circumstances and approve only those transactions that they determine are fair and reasonable to us. All related person transactions described below were reviewed and approved or ratified by a majority of the disinterested Trustees or otherwise in accordance with our policies, declaration of trust and bylaws, each as described above. In the case of transactions with us by employees of RMR Inc. and its subsidiaries who are subject to our Code of Business Conduct and Ethics but who are not Trustees or executive officers of us, the employee must seek approval from an executive officer who has no interest in the matter for which approval is being requested. Copies of our Governance Guidelines and Code of Business Conduct and Ethics are available on our website, www.govreit.com.

Our Manager, RMR LLC.  We have no employees. The personnel and various services we require to operate our business are provided to us by RMR LLC. We have two agreements with RMR LLC to provide management services to us: (i) a business management agreement, which relates to our business generally, and (ii) a property management agreement, which relates to our property level operations, both of which are described below in this Note under “—Management Agreements with RMR LLC.”

One of our Managing Trustees, Mr. Barry Portnoy is a Managing Director, officer and controlling shareholder (through ABP Trust) of RMR Inc. and an officer of RMR LLC. Our other Managing Trustee, Mr. Adam Portnoy, is a Managing Director, President, and Chief Executive Officer and a controlling shareholder (through ABP Trust) of RMR Inc. and an officer of RMR LLC.  ABP Trust is owned by Messrs. Barry and Adam Portnoy.  Messrs. Barry and Adam Portnoy also own class A membership units of RMR LLC through their ownership of ABP Trust.  Each of our executive officers is also an officer of RMR LLC.  Our Independent Trustees also serve as independent directors or independent trustees of other companies to which RMR LLC or its affiliates provide management services. Mr. Barry Portnoy serves as a director, managing director, trustee or managing trustee of those companies and Mr. Adam Portnoy serves as a director, trustee or managing trustee of a majority of those companies. In addition, officers of RMR LLC and RMR Inc. serve as our officers and officers of other companies to which RMR LLC or its affiliates provide management services.

Acquisition of Interest in our Manager.  On June 5, 2015, we and three other real estate investment trusts, or REITs, to which RMR LLC provides management services—Hospitality Properties Trust, or HPT, SIR, and Senior Housing Properties Trust, or SNH, and collectively with HPT and SIR, the Other REITs—participated in a transaction, or the Up-C Transaction, by which we and the Other REITs each acquired class A common stock of RMR Inc.

The Up-C Transaction was completed pursuant to a transaction agreement by and among us, our manager, RMR LLC, its then sole member, ABP Trust, and RMR Inc. and similar transaction agreements that each Other REIT entered into with RMR LLC, ABP Trust and RMR Inc.  Pursuant to these transaction agreements: we contributed to RMR Inc. 700,000 of our common shares and $3,917 in cash; HPT contributed to RMR Inc. 1,490,000 of its common shares and $12,622 in cash; SIR contributed 880,000 of its common shares and $15,880 in cash; SNH contributed to RMR Inc. 2,345,000 of its common shares and $13,967 in cash; ABP Trust contributed to RMR Inc. $11,520 in cash, which RMR Inc. contributed to RMR LLC;

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

RMR LLC issued 1,000,000 of its class B membership units to RMR Inc.; RMR Inc. issued 1,541,201 shares of its class A common stock to us, 5,019,121 shares of its class A common stock to HPT, 3,166,891 shares of its class A common stock to SIR, 5,272,787 shares of its class A common stock to SNH, and 1,000,000 shares of its class B-1 common stock and 15,000,000 shares of its class B-2 common stock to ABP Trust; ABP Trust delivered 15,000,000 of the 30,000,000 class A membership units of RMR LLC which ABP Trust then owned to RMR Inc.; and RMR Inc. delivered to ABP Trust our common shares, the common shares of the Other REITs and the cash which had been contributed by us and the Other REITs to RMR Inc.

The class A common stock and class B-1 common stock of RMR Inc. share ratably as a single class in dividends and other distributions of RMR Inc. when and if declared by the board of directors of RMR Inc. and have the same rights in a liquidation of RMR Inc.  The class B-1 common stock of RMR Inc. is convertible into class A common stock of RMR Inc. on a 1:1 basis.  The class A common stock of RMR Inc. has one vote per share.  The class B-1 common stock of RMR Inc. has 10 votes per share.  The class B-2 common stock of RMR Inc. has no economic interest in RMR Inc., but has 10 votes per share and is paired with the class A membership units of RMR LLC owned by ABP Trust.  Upon request by ABP Trust, RMR LLC is required to redeem the class A membership units of RMR LLC owned by ABP Trust for class A common stock of RMR Inc. on a 1:1 basis, or if RMR Inc. elects, for cash.  Under the governing documents of RMR Inc., upon the redemption of a class A membership unit of RMR LLC, the share of class B-2 common stock of RMR Inc. “paired” with the class A membership unit being redeemed is cancelled for no additional consideration.

As part of the Up-C Transaction and concurrently with entering the transaction agreements, on June 5, 2015:

•

We entered into an amended and restated business management agreement with RMR LLC and an amended and restated property management agreement with RMR LLC.  The amendments made by these agreements are described below in this Note under “—Management Agreements with RMR LLC.”  Each Other REIT also entered amended and restated business and property management agreements with RMR LLC, which made similar amendments to their management agreements with RMR LLC.

•

We entered into a registration rights agreement with RMR Inc. covering the class A common stock of RMR Inc. that we received in the Up-C Transaction, pursuant to which we received demand and piggyback registration rights, subject to certain limitations.  Each Other REIT entered into a similar registration rights agreement with RMR Inc.

•

We entered into a lock up and registration rights agreement with ABP Trust and Messrs. Barry and Adam Portnoy pursuant to which ABP Trust and Messrs. Barry and Adam Portnoy agreed not to transfer the 700,000 of our common shares ABP Trust received in the Up-C Transaction for a period of 10 years and we granted them certain registration rights, subject to certain limited exceptions.  Each Other REIT also entered into a similar lock up and registration rights agreement with ABP Trust and Messrs. Barry and Adam Portnoy.

As a result of the Up-C Transaction: RMR LLC became a subsidiary of RMR Inc.; RMR Inc. became the managing member of RMR LLC; through our ownership of class A common stock of RMR Inc., we became a holder of an indirect economic interest in RMR LLC; and through their ownership of class A common stock of RMR Inc., HPT, SIR and SNH also became holders of indirect economic interests in RMR LLC.  Through its ownership of class B-1 common stock of RMR Inc., class B-2 common stock of RMR Inc. and class A membership units of RMR LLC, ABP Trust holds, directly and indirectly, a 51.6% economic interest in RMR LLC and controls 91.4% of the voting power of outstanding capital stock of RMR Inc.

Pursuant to the transaction agreements, on December 14, 2015 we distributed 768,032 shares of class A common stock of RMR Inc. to our shareholders as a special distribution, which represented approximately half of the shares of class A

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

common stock of RMR Inc. we received in the Up-C Transaction; each Other REIT also distributed approximately half of the shares of class A common stock of RMR Inc. they received in the Up-C Transaction to their respective shareholders.  RMR Inc. facilitated this distribution by filing a registration statement with the Securities and Exchange Commission to register the shares of class A common stock of RMR Inc. being distributed and by listing those shares on The NASDAQ Stock Market LLC.  Following this distribution, we currently hold 1,214,225 shares of class A common stock of RMR Inc., including 441,056 shares of class A common stock we received as a result of our ownership of SIR common shares, and HPT, SIR and SNH currently hold 2,503,777,  1,586,836 and 2,637,408 shares of class A common stock of RMR Inc., respectively.  In connection with this distribution, we recognized a non-cash loss of $12,368 in the fourth quarter of 2015 as a result of the closing price of RMR Inc.’s class A common stock being lower than our carrying amount per RMR Inc. share on the distribution date.

On December 15, 2015, RMR Inc. paid a cash dividend to holders of its class A common stock and class B-1 common stock as of November 25, 2015 of $0.5260 per share to cover the period from and including June 5, 2015 up to but not including December 14, 2015.  As a result of our ownership of class A common stock of RMR Inc., we received a cash dividend of $811 from RMR Inc.

The transactions contemplated by the transaction agreement and the terms thereof were negotiated and reviewed by a Joint Special Committee comprised solely of our Independent Trustees and the independent trustees of the Other REITs, or the Joint Special Committee, and were separately approved and adopted by our Independent Trustee who did not serve as an independent trustee of any of the Other REITs, by a Special Committee of our Board of Trustees, comprised solely of our Independent Trustees, or our Special Committee, and by our Board of Trustees.  Morgan Stanley & Co. LLC acted as financial advisor to the Joint Special Committee and Reynolds Advisory Partners, LLC acted as financial advisor to our Special Committee.

Accounting for Investment in RMR Inc.. We concluded, for accounting purposes, that the cash and share consideration of $17,462 we paid for our investment in 1,541,201 shares of class A common stock of RMR Inc. represented a discount to the fair value of these shares.  We initially accounted for this investment under the cost method of accounting and recorded this investment at its estimated fair value of $39,833 as of June 5, 2015 using Level 3 inputs as defined in the fair value hierarchy under GAAP.  As a result, we recorded a liability for the amount by which the estimated fair value exceeded the price we paid for these shares and we are amortizing this amount as described below.  As of December 31, 2015, the unamortized balance of this liability was $21,754.  This liability for our investment in class A common stock of RMR Inc. is included in accounts payable and other liabilities in our consolidated balance sheet and is being amortized on a straight line basis through December 31, 2035, the then 20 year term of the business and property management agreements, as an allocated reduction to business management fees and property management fees, which are included in general and administrative and other operating expenses, respectively, in our consolidated statements of comprehensive income (loss). Amortization of this liability, which is included in general and administrative expense and other operating expenses, for the year ended December 31, 2015 totaled $618.

Management Agreements with RMR LLC.  For 2013, our business management agreement provided for the base business management fee to be paid to RMR LLC at an annual rate equal to the sum of (a) 0.5% of the historical cost of the real estate assets acquired from a REIT to which RMR LLC provided business management or property management services, or the Transferred Assets, plus (b) with respect to other properties we acquired excluding the Transferred Assets, 0.7% of our aggregate cost of those properties up to and including $250,000, and 0.5% thereafter. In addition, for 2013, our business management agreement also provided for RMR LLC to be paid an incentive fee equal to 15% of the product of (i) the weighted average of our common shares outstanding on a fully diluted basis during a fiscal year and (ii) the excess, if any, of the FFO Per Share, as defined in that business management agreement, for such fiscal year over the FFO Per Share for the preceding fiscal year.  This incentive fee was payable in common shares and it was subject to a cap on the value of the incentive fee being no greater than $0.02 per share of our total shares outstanding.

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

On December 23, 2013, we and RMR LLC amended and restated our business management agreement, effective with respect to services performed on or after January 1, 2014. After these amendments, our business management agreement provided that:

•	Revised Base Management Fee. The annual amount of the base management fee to be paid to RMR LLC by us for each applicable period is equal to the lesser of:

o

the sum of (a) 0.5% of the average aggregate historical cost of the Transferred Assets, plus (b) 0.7% of the average aggregate historical cost of our real estate investments excluding the Transferred Assets up to $250,000, plus (c) 0.5% of the average historical cost of our real estate investments excluding the Transferred Assets exceeding $250,000; and

o

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

The average aggregate historical cost of our real estate investments includes our consolidated assets invested, directly or indirectly, in equity interests in or loans secured by real estate and personal property owned in connection with such real estate (including acquisition related costs and costs which may be allocated to intangibles or are unallocated), all before reserves for depreciation, amortization, impairment charges or bad debts or other similar noncash reserves; provided, however, we do not include our ownership of SIR shares as part of our real estate investments for purposes of calculating our base management fee due to RMR LLC since SIR pays its separate management fees to RMR LLC.

•

Revised Incentive Fee.  The incentive fee which may be earned by RMR LLC for an annual period is an amount, subject to a cap based on the value of our outstanding common shares, equal to 12% of the product of (a) our equity market capitalization on the last trading day on the year immediately prior to the relevant measurement period and (b) the amount (expressed as a percentage) by which the total returns per share realized by the holders of our common shares (i.e., share price appreciation plus dividends) exceeds the total shareholder return of the SNL US REIT Equity Index (in each case subject to certain adjustments) for the relevant measurement period. The measurement periods are generally three-year periods ending with the year for which the incentive fee is being calculated, with shorter periods applicable in the case of the calculation of the incentive fee for 2014 ( one year) and 2015 ( two years).  The terms of the revised incentive fee were developed by our Compensation Committee, which is comprised solely of Independent Trustees, in consultation with FTI Consulting, Inc., a nationally recognized compensation consultant experienced in REIT compensation programs.

•

Partial Payment in Common Shares.  The base management fee would be paid monthly to RMR LLC, 90% in cash and 10% in our common shares, which are fully vested when issued.  The number of our common shares to be issued in payment of the base management fee for each month would equal the value of 10% of the total base management fee for that month divided by the average daily closing price of our common shares during that month.  The incentive fee would be payable in our common shares, with one-third of our common shares issued in payment of an incentive fee vested on the date of issuance, and the remaining two-thirds vesting thereafter in two equal annual installments. All common shares issued in payment of the incentive fee would be fully vested upon termination of the business management agreement, subject to certain exceptions. In addition, RMR LLC would, in certain circumstances, be required to return to us or forfeit some or all of the common shares paid or payable to it in payment of the incentive management fee.  RMR LLC and certain eligible transferees of our common shares issued in payment of the base management fee or incentive fee would be entitled to demand registration rights, exercisable not more frequently than twice per year, and to "piggy-back" registration rights, with certain expenses to be paid by us. We and applicable selling shareholders also indemnify each other (and their officers, trustees, directors and controlling persons) against certain liabilities, including liabilities under the Securities Act of 1933, as amended, or the Securities Act, in connection with any such registration.

•

Elimination of Right of First Offer.  The right of first offer was eliminated.  That right of first offer had required that, with certain exceptions, if we determined to offer for sale or other disposition any real property that, at such time, is of a type within the investment focus of another REIT to which RMR LLC provides management services, we would first offer that property for purchase or disposition to that REIT and negotiate in good faith for such purchase or disposition.  Under our business management agreement, we acknowledge that RMR LLC may engage in other activities or businesses and act as the manager to any other person or entity (including other REITs) even though such person or entity has investment policies and objectives similar to ours and we are not entitled to preferential treatment in receiving information, recommendations and other services from RMR LLC.

On May 9, 2014, we and RMR LLC entered into the following amendments to our business management agreement and property management agreement:

•

Revised RMR LLC Termination Right.  RMR LLC’s right to terminate the business management and property management agreements was changed to 120 days’ written notice from the previous 60 days’ written notice for the business management agreement and five business days’ notice if we underwent a change of control for the property management agreement.

•

RMR LLC Termination Fee.  We agreed that if we terminate or elect not to renew the business management agreement other than for cause, as defined, we would pay RMR LLC a termination fee equal to 2.75 times the sum of the annual base management fee and the annual internal audit services expense, which amounts are based on averages during the 24 consecutive calendar months prior to the date of notice of nonrenewal or termination.  In addition, we agreed that if we terminate or elect not to renew the property management agreement other than for cause, as defined, within 12 months prior to or following our giving notice of termination or non-renewal of the business management agreement other than for cause, we would pay RMR LLC a termination fee equal to 12 times the average monthly property management fee for the six months prior to the effective date of the nonrenewal or termination.

•

Transitional Services.  RMR LLC agreed to provide certain transition services to us for 120 days following an applicable termination by us or notice of termination by RMR LLC, including cooperating with us and using commercially reasonable efforts to facilitate the orderly transfer of the management and real estate investment services provided under the business management agreement and to facilitate the orderly transfer of management of the managed properties, as applicable.

As part of the Up-C Transaction described above, on June 5, 2015, we and RMR LLC amended and restated our business management agreement and our property management agreement.  As a result of these amendments, effective as of June 5, 2015:

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

•

Extended Term.  Our management agreements have terms that end on December 31, 2036, and automatically extend on December 31st of each year for an additional year, so that the terms of the agreements thereafter end on the 20th anniversary of the date of the extension.

•	Payment of Fees in Cash. All base management and incentive fees under our management agreements are payable in cash.
•

Revised Termination Rights.  We have the right to terminate each management agreement: (i) at any time on 60 days’ written notice for convenience, (ii) immediately upon written notice for cause, as defined therein, (iii) on 60 days’ written notice given within 60 days after the end of an applicable calendar year for a performance reason, as defined therein, and (iv) by written notice during the 12 months following a change of control of RMR LLC, as defined therein.  RMR LLC has the right to terminate the management agreements for good reason, as defined therein.

•

Revised Termination Fee. If we terminate one or both of our management agreements for convenience, or if RMR LLC terminates one or both of our management agreements for good reason, as defined therein, we have agreed to pay RMR LLC a termination fee in an amount equal to the sum of the present values of the monthly future fees, as defined therein, for the terminated management agreement(s) for the remaining term prior to termination, which depending on the time of termination would be between 19 and 20 years.  If we terminate one or both of our management agreements for a performance reason, as defined therein, we have agreed to pay RMR LLC the termination fee calculated as described above, but assuming a remaining term of 10 years prior to termination.  We are not required to pay any termination fee if we terminate our management agreements for cause, as defined therein or as a result of a change of control of RMR LLC, as defined therein.

Our Board of Trustees has given our Compensation Committee, which is comprised exclusively of our Independent Trustees, authority to act on our behalf with respect to our management agreements with RMR LLC.  Our Governance Guidelines and the charter of our Compensation Committee together require the committee to annually review the terms of these agreements, evaluate RMR LLC’s performance under the agreements and determine whether to terminate the management agreements.

The 2013 and 2014 amendments to the business and property management agreements described above were negotiated, reviewed, approved and adopted by our Compensation Committee and the 2015 amendments to the business and property management agreements described above were negotiated and reviewed by the Joint Special Committee, and were approved and adopted by our Compensation Committee.

RMR LLC Management Fees and Reimbursements. Pursuant to our business management agreement with RMR LLC, we recognized business management fees of $9,934,  $10,226 and $9,341 for 2015, 2014 and 2013, respectively. The business management fees we recognized for 2015, 2014 and 2013 are included in general and administrative expenses in our consolidated financial statements.  The business management fee recognized for 2015 reflects a reduction of $372 for the amortization of the liability we recorded in connection with the Up-C Transaction, as further described above in this Note under “—Accounting for Investment in RMR Inc.”  In accordance with the terms of our business management agreement, we issued, in aggregate, 19,339 of our common shares to RMR LLC as payment for a portion of the base business management fee we recognized for the period from January 1, 2015 to June 5, 2015, and 42,442 of our common shares to RMR LLC as payment for a portion of the base business management fee we recognized for 2014. No incentive fee was payable to RMR LLC under our business management agreement for 2015, 2014 or 2013. In March 2013, we issued 20,230 of our common shares to RMR LLC for the incentive fees for 2012, pursuant to our business management agreement.

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

Our property management agreement with RMR LLC provides for management fees equal to 3.0% of gross collected rents and construction supervision fees equal to 5.0% of construction costs. The aggregate property management and construction supervision fees we recognized were $7,977,  $8,203 and $7,877 for 2015, 2014 and 2013, respectively. These amounts are included in operating expenses or have been capitalized, as appropriate, in our consolidated financial statements.

We are generally responsible for all of our operating expenses, including certain expenses incurred by RMR LLC on our behalf.  Our property level operating costs are generally incorporated into rents charged to our tenants, including certain payroll and related costs incurred by RMR LLC.  The total of these property management related reimbursements paid to RMR LLC for the years ended December 31, 2015, 2014 and 2013 were $9,641,  $7,982 and $6,822, respectively, and these amounts are included in property operating expenses in our consolidated financial statements for these periods.  We are generally not responsible for payment of RMR LLC's employment, office or administration expenses incurred to provide management services to us, except for the employment and related expenses of RMR LLC’s employees assigned to work exclusively or partly at our owned properties, our share of the wages, benefits and other related costs of centralized accounting personnel and our share of the staff employed by RMR LLC who perform our internal audit function.

We have historically awarded share grants to certain RMR LLC employees under our equity compensation plan.  During the years ended December 31, 2015, 2014 and 2013, we made annual share grants to RMR LLC employees of 53,100,  51,150 and 48,350 of our common shares, respectively.  Those grants had aggregate values of $841,  $1,191 and $1,142, respectively, based upon the closing price of our common shares on the NYSE on the dates of grant.  One fifth of those restricted shares vested on the grant dates and one fifth vests on each of the next four anniversaries of the grant dates.  These share grants to RMR LLC employees are in addition to the fees we paid RMR LLC.  In September 2015, we purchased 10,721 of our common shares, at the closing price for our common shares on the NYSE on the date of purchase, from certain of our officers and other employees of RMR LLC in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of restricted common shares.  In addition, under our business management agreement we reimburse RMR LLC for our allocable costs for internal audit services, which amounts are subject to approval by our Compensation Committee.  Our Audit Committee appoints our Director of Internal Audit.  The aggregate amounts accrued for share grants to RMR LLC employees and internal audit costs for the years ended December 31, 2015, 2014 and 2013 were $937,  $1,287 and $1,165, respectively, and these amounts are included in our general and administrative expenses for these periods.

On occasion, we have entered into arrangements with former employees of RMR LLC in connection with the termination of their employment with RMR LLC, providing for the acceleration of vesting of restricted shares previously granted to them under our equity compensation plan. Additionally, each of our executive officers received grants of restricted shares of other companies to which RMR LLC provides management services in their capacities as officers of RMR LLC.

Pursuant to our business management agreement, RMR LLC may from time to time negotiate on our behalf with certain third party vendors and suppliers for the procurement of goods and services to us.  As part of this arrangement, we may enter agreements with RMR LLC and other companies to which RMR LLC provides management services for the purpose of obtaining more favorable terms from such vendors and suppliers.

We lease office space to RMR LLC in certain of our properties for its property management offices.  Pursuant to our lease agreements with RMR LLC, we recognized rental income from RMR LLC for leased office space of approximately $341,  $61 and $31 for the years ending December 31, 2015, 2014 and 2013, respectively. Our office space leases with RMR LLC are terminable by RMR LLC if our management agreements with RMR LLC are terminated. We may enter additional leases with RMR LLC for its regional offices in the future.

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

EQC.  We were formerly a 100% owned subsidiary of Equity Commonwealth, or EQC. In 2009, we completed our IPO, pursuant to which we ceased to be a majority owned subsidiary of EQC. One of our Managing Trustees, Mr. Barry Portnoy, was a managing trustee of EQC until March 25, 2014.  Our other Managing Trustee, Mr. Adam Portnoy, was the president of EQC until May 23, 2014 and a managing trustee of EQC until March 25, 2014.  RMR LLC provided business and property management services to EQC until EQC terminated its business and property management agreements with RMR LLC on September 30, 2014.  After that termination, RMR LLC’s services to EQC were limited to management services in respect of EQC’s Australian assets and certain transition services, which terminated on October 31, 2015.

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

On July 8, 2014, we and RMR LLC entered into a stock purchase agreement, or the purchase agreement, with EQC, pursuant to which, on July 9, 2014, we acquired from EQC 21,500,000 common shares of SIR, and RMR LLC acquired from EQC 500,000 SIR common shares. Our cash purchase price was equal to approximately $677,500, or $31.51 per share, plus approximately $11,300, or $0.53 per share, of accrued dividends as defined in the purchase agreement, for a total of approximately $688,800, before acquisition related costs. RMR LLC purchased its 500,000 SIR common shares on the same terms, including for the same per share amounts that we paid. In addition, we and RMR LLC agreed, among other things, to indemnify EQC for certain claims related to the acquisition. In connection with the indemnity, we and RMR LLC entered into an allocation agreement with regard to our respective liabilities in the event of a claim for indemnification.

On July 23, 2014, we and EQC agreed to terminate the provisions of a transaction agreement that we entered in 2009 with EQC in connection with our IPO.  The agreement had placed restrictions on both our and EQC’s investments in real property and provided certain rights of first refusal with respect to properties which we or EQC determined to divest.

Since March 25, 2014, we have not considered EQC to be a related party of ours.

SIR.  We are SIR's largest shareholder, owning approximately 27.9% of SIR’s outstanding common shares as of December 31, 2015. Concurrently with the execution and delivery of the merger agreement, or the Merger Agreement, for the acquisition by SIR of Cole Corporate Income Trust, Inc., a Maryland corporation, or CCIT, we entered into a voting and standstill agreement with CCIT and VEREIT, Inc. (formerly known as American Realty Capital Properties, Inc.), a Maryland corporation and parent of the advisor of CCIT, or VEREIT, or the Voting Agreement.  SIR’s acquisition of CCIT pursuant to the Merger Agreement was completed on January 29, 2015. Pursuant to the Voting Agreement, we agreed to vote all of the SIR common shares beneficially owned by us in favor of the issuance of SIR common shares to the stockholders of CCIT as contemplated by the Merger Agreement, upon and subject to the terms and conditions of the Voting Agreement and the Merger Agreement.  The Voting Agreement also contains standstill provisions pursuant to which VEREIT has agreed, among other things, not to make unsolicited proposals to acquire us or SIR for a period of 36 months. Concurrently with our entering into the Voting Agreement, RMR LLC, which also provides management services to SIR, and Messrs. Barry Portnoy and Adam Portnoy, RMR LLC’s principals, our Managing Trustees and managing trustees of SIR, also entered into a voting and standstill agreement on terms and conditions substantially similar to the Voting Agreement that also includes a standstill in respect of SNH. One of our Independent Trustees also serves as an independent trustee of SIR, two of our Independent Trustees also serve as independent trustees of SNH and our President and Chief Operating Officer also serves as the president and chief operating officer of SIR.

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

On February 28, 2015, we entered into a share purchase agreement, or the SIR Purchase Agreement, with Lakewood Capital Partners, LP, or Lakewood, the other persons who are members of a group with Lakewood, or, together with Lakewood, the Lakewood Parties, and, for the purpose of specific sections, us, pursuant to which, on March 4, 2015, we acquired from Lakewood 3,418,421 of SIR’s common shares, representing approximately 3.9% of SIR’s then outstanding common shares, for an aggregate cash purchase price of approximately $95,203.

On February 28, 2015, our Managing Trustees, Messrs. Barry Portnoy and Adam Portnoy, entered into separate share purchase agreements with the Lakewood Parties, with provisions similar to the SIR Purchase Agreement, pursuant to which, on March 4, 2015, Messrs. Barry Portnoy and Adam Portnoy acquired 107,606 and 87,606 of SIR’s common shares, respectively, from Lakewood and, on March 5, 2015, Messrs. Barry Portnoy and Adam Portnoy acquired 2,429 and 2,429 of SIR’s common shares, respectively, from Mr. William H. Lenehan, one of the Lakewood Parties. Concurrently with entering into the agreements among us, Messrs. Barry Portnoy and Adam Portnoy and the Lakewood Parties, Lakewood withdrew its nomination of Mr. Lenehan for election to SIR’s Board of Trustees at SIR's 2015 Annual Meeting of Shareholders.

The SIR Purchase Agreement contains (i) standstill provisions, pursuant to which the Lakewood Parties agreed not to take certain actions with respect to our securities, or those of SIR, for a 50-year period and (ii) voting provisions, pursuant to which the Lakewood Parties agreed to cause our securities, or those of SIR, that they or any of their affiliates own as of a record date for a meeting of our or SIR’s shareholders to be present and voted at such meeting in favor of all actions recommended by the board of trustees of such company.  Concurrently with entering into the SIR Purchase Agreement, Lakewood withdrew its nomination of Mr. Lenehan for election to SIR’s board of trustees at SIR’s 2015 Annual Meeting of Shareholders.

In connection with our purchases of SIR’s common shares as referenced above, and in light of the fact that we would own greater than 10% of our outstanding common shares following such purchases, SIR’s disinterested trustees adopted resolutions exempting us and our affiliates (as defined in the Maryland General Corporation Law), including RMR LLC, and Messrs. Barry and Adam Portnoy from being “interested stockholders” of SIR under the Maryland Business Combination Act.

AIC.  We, ABP Trust, SIR and four other companies to which RMR LLC provides management services currently own AIC, an Indiana insurance company, and are parties to an amended and restated shareholders agreement regarding AIC.  On May 9, 2014, as a result of a change in control of EQC, as defined in the amended and restated shareholders agreement, we and the other AIC shareholders purchased pro rata the AIC shares EQC owned in accordance with the terms of that agreement.  Pursuant to that purchase, we purchased 2,857 AIC shares from EQC for $825.  Following these purchases, we and the other remaining six shareholders each owns approximately 14.3% of AIC.  As of December 31, 2015, we have invested $6,019 in AIC since we became an equity owner of AIC in 2009.

All of our Trustees and all of the trustees and directors of the other AIC shareholders currently serve on the board of directors of AIC.  RMR LLC provides management and administrative services to AIC pursuant to a management and administrative services agreement with AIC. Pursuant to this agreement, AIC pays RMR LLC a service fee equal to 3.0% of the total annual net earned premiums payable under then active policies issued or underwritten by AIC or by a vendor or an agent of AIC on its behalf or in furtherance of AIC’s business.  The shareholders agreement among us, the other shareholders of AIC and AIC includes arbitration provisions for the resolution of disputes.

We and the other shareholders of AIC have historically participated in a combined property insurance program arranged by AIC providing $500,000 of coverage and with respect to which AIC is a reinsurer of certain coverage amounts.  In June 2015, we and the other shareholders of AIC renewed our participation in this program.  In connection with that renewal, we purchased a three year combined property insurance policy providing $500,000 of coverage annually with the premiums to be paid annually and a one year combined policy providing certain other coverage.  Our annual premiums for

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

this property insurance were $1,277,  $526 and $1,161 as of the renewal of the policies in June 2015, 2014 and 2013, respectively.  The premiums are adjusted throughout the policy years for property acquisitions or dispositions we make.  Although we own less than 20% of AIC, we use the equity method to account for this investment because we believe that we have significant influence over AIC as all of our Trustees are also directors of AIC. Our investment in AIC had a carrying value of $6,946,  $6,946 and $6,031 as of December 31, 2015, 2014 and 2013, respectively, which amounts are included in other assets on our consolidated balance sheets. We recognized income of $20,  $87 and $334 related to our investment in AIC for 2015, 2014 and 2013, respectively.

We periodically consider the possibilities for expanding our insurance relationships with AIC to include other types of insurance and may in the future participate in additional insurance offerings AIC may provide or arrange. We may invest additional amounts in AIC in the future if the expansion of this insurance business requires additional capital, but we are not obligated to do so.

Directors' and Officers' Liability Insurance.  We, RMR Inc. and certain companies to which RMR LLC provides management services participate in a combined directors' and officers' liability insurance policy.  This combined policy currently provides for $10,000 of combined primary coverage, and expires in September 2017.  In August 2015, we also obtained separate non-combined directors’ and officers’ liability insurance policies providing $20,000 of aggregate excess coverage plus $5,000 of excess non-indemnifiable coverage, which policies expire in September 2016.  We paid aggregate premiums of $316,  $529 and $333 in 2015, 2014 and 2013, respectively, for these policies.  The premiums for the combined policies were allocated among the insured companies after consultation with the insurance broker and approval by each company’s board and independent trustees or directors as applicable.

Note 7. Concentration

Tenant and Credit Concentration

We define annualized rental income as the annualized contractual base rents from our tenants pursuant to our lease agreements as of the measurement date, plus straight line rent adjustments and estimated recurring expense reimbursements to be paid to us, and excluding lease value amortization. The U.S. Government, 12 state governments, two municipal tenants, and the United Nations combined were responsible for approximately 92.8%, 93.0% and 92.6% of our annualized rental income, excluding properties classified as discontinued operations, as of December 31, 2015, 2014 and 2013, respectively. The U.S. Government is our largest tenant by annualized rental income and was responsible for approximately 67.0%, 69.0% and 69.0% of our annualized rental income, excluding properties classified as discontinued operations, as of December 31, 2015, 2014 and 2013, respectively.

Geographic Concentration

At December 31, 2015, our 71 properties (91 buildings), excluding one property (one building) classified as discontinued operations, were located in 31 states and the District of Columbia.  Properties located in California, Virginia, the District of Columbia, Georgia, New York, Maryland and Massachusetts were responsible for approximately 11.4%, 10.4%, 10.2%, 8.6%, 8.6%, 8.4% and 5.6% of our annualized rental income as of December 31, 2015, respectively.

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

Note 8.  Indebtedness

At December 31, 2015 and 2014, our outstanding indebtedness consisted of the following:

	December 31,	December 31,
	2015	2014

Unsecured revolving credit facility, due in 2019	$117,000	$—
Unsecured term loan, due in 2020	300,000	300,000
Unsecured term loan, due in 2022	250,000	250,000
Senior unsecured notes, 3.75% interest rate, including unamortized discounts of $2,019 and $2,577,
respectively, due in 2019	347,981	347,423
Mortgage note payable, 5.55% interest rate, including unamortized premiums of $441 and $2,167,
respectively, due in 2016(1) (2)	83,441	85,167
Mortgage note payable, 6.21% interest rate, due in 2016(1) (3)	23,499	23,833
Mortgage note payable, 5.88% interest rate, due in 2021(1)	14,160	14,374
Mortgage note payable, 7.00% interest rate, including unamortized premiums of $470 and $605,
respectively, due in 2019(1)	9,199	9,563
Mortgage note payable, 8.15% interest rate, including unamortized premiums of $292 and $398,
respectively, due in 2021(1)	6,344	7,339
Mortgage note payable, 5.73% interest rate, including unamortized premiums of $0 and $177,
respectively, due in 2015(1)(4)	—	47,418
	$1,151,624	$1,085,117

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

(2)	We gave notice in January 2016 to repay this mortgage at par in March 2016.
(3)	This mortgage was repaid at par in February 2016.
(4)	This mortgage was repaid at par in July 2015.

Our $750,000 unsecured revolving credit facility, our $300,000 term loan and our $250,000 term loan are governed by a credit agreement with a syndicate of institutional lenders that includes a number of features common to all of these credit arrangements. This credit agreement also includes a feature under which the maximum aggregate borrowing availability may be increased to up to $2,500,000 on a combined basis in certain circumstances.

Our $750,000 unsecured revolving credit facility is available for general business purposes, including acquisitions. The maturity date of our unsecured revolving credit facility is January 31, 2019 and, subject to the payment of an extension fee and meeting certain other conditions, we have an option to extend the stated maturity date of our unsecured revolving credit facility by one year to January 31, 2020.  We are required to pay interest at a rate of LIBOR plus a premium, which was 125 basis points per annum at December 31, 2015 on borrowings under our unsecured revolving credit facility.  We also pay a facility fee on the total amount of lending commitments under our unsecured revolving credit facility, which was 25 basis points per annum at December 31, 2015. Both the interest rate premium and the facility fee are subject to adjustment based upon changes to our credit ratings. As of December 31, 2015, the annual interest rate payable was 1.6%.  The weighted average annual interest rate for borrowings under our unsecured revolving credit facility was 1.5%,  1.7% and 1.7%,  respectively, for the years ended December 31, 2015, 2014 and 2013.  As of December 31, 2015 and February 16, 2015, we had $117,000 and $221,000 outstanding under our unsecured revolving credit facility, respectively.

Our $300,000 unsecured term loan, which matures on March 31, 2020, is prepayable without penalty at any time.  We are required to pay interest at a rate of LIBOR plus a premium, which was 140 basis points per annum at December 31, 2015 on the amount outstanding under our $300,000 term loan.  The interest rate premium is subject to adjustment based upon changes to our credit ratings.  As of December 31, 2015, the annual interest rate for the amount outstanding under our

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

$300,000 term loan was 1.8%.  The weighted average annual interest rate under our $300,000 term loan was 1.6% for the year ended December 31,2015 and 1.9% for the period from November 21, 2014, the date we entered into the credit agreement, to December 31, 2014.

Our $250,000 unsecured term loan, which matures on March 31, 2022, is prepayable at any time.  If our $250,000 term loan is repaid on or prior to November 21, 2016, a prepayment premium of 1.0% of the amount repaid will be payable.  Subsequent to November 21, 2016, no prepayment premium will be payable.  We are required to pay interest at a rate of LIBOR plus a premium, which was 180 basis points per annum as of December 31, 2015 on the amount outstanding under our $250,000 term loan.  The interest rate premium is subject to adjustment based upon changes to our credit ratings.  As of December 31, 2015, the annual interest rate for the amount outstanding under our $250,000 term loan was 2.2%.  The weighted average annual interest rate under our $250,000 term loan was 2.0% for the year ended December 31, 2015 and 2.3% for the period from November 21, 2014, the date we entered into the credit agreement, to December 31, 2014.

Our $350,000 of 3.75% senior unsecured notes due in 2019 are governed by an indenture and a supplement to the indenture, and require semi-annual payments of interest only through maturity.  The outstanding amount of these notes may be prepaid at par (plus accrued and unpaid interest) on or after July 15, 2019 or before that date together with a make whole premium.

Our credit agreement and senior unsecured notes indenture and its supplement provide for acceleration of payment of all amounts due thereunder upon the occurrence and continuation of certain events of default, such as, in the case of our credit agreement, a change of control of us, which includes RMR LLC ceasing to act as our business manager and property manager. Our senior unsecured notes indenture and its supplement and our credit agreement also contain a number of covenants, including covenants that restrict our ability to incur debts, require us to maintain certain financial ratios and, in the case of our credit agreement, restrict our ability to make distributions under certain circumstances.  We believe we were in compliance with the terms and conditions of the respective covenants under our senior unsecured notes indenture and its supplement and our credit agreement at December 31, 2015.

In July 2015, we repaid, at par, a $47,083 mortgage note requiring interest at 5.73% which was secured by a property (two buildings) located in Indianapolis, IN with cash on hand and borrowings under our unsecured revolving credit facility. This mortgage note was scheduled to mature in October 2015.  As a result of this repayment, we recorded a gain on extinguishment of debt of $34 for the year ended December 31, 2015, which represented the unamortized debt premium and deferred finance fees related to this note.

In January 2016, we gave notice to repay, at par, an $83,000 mortgage note requiring interest at 5.55% which is secured by one office property (two buildings) located in Reston, VA.  We expect to repay this mortgage note in March 2016.  This mortgage note is scheduled to mature in April 2016.

In February 2016, we repaid, at par, a $23,473 mortgage note requiring interest at 6.21% which was secured by a property (one building) located in Landover, MD.  This mortgage note was scheduled to mature in August 2016.

At December 31, 2015, five of our properties (six buildings) with an aggregate net book value of $198,685 secured five mortgage notes that were assumed in connection with the acquisition of such properties. Our mortgage notes are non-recourse, subject to certain limited exceptions, and do not contain any material financial covenants.

Note 9. Fair Value of Assets and Liabilities

Our financial instruments include cash and cash equivalents, restricted cash, rents receivable, mortgage notes payable, accounts payable, senior unsecured notes, an unsecured revolving credit facility, unsecured term loans, amounts due to related persons, other accrued expenses and security deposits. At December 31, 2015 and December 31, 2014, the fair

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

values of our financial instruments approximated their carrying values in our consolidated financial statements due to their short term nature or variable interest rates, except as follows:

	As of December 31, 2015		As of December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior unsecured notes, 3.75% interest rate, due in 2019	$347,981	$351,692	$347,423	$356,129
Mortgage note payable, 5.55% interest rate, due in 2016(1)	83,441	83,457	85,167	85,171
Mortgage note payable, 6.21% interest rate, due in 2016(1)	23,499	24,038	23,833	25,394
Mortgage note payable, 5.88% interest rate, due in 2021(1)	14,160	14,678	14,374	15,249
Mortgage note payable, 7.00% interest rate, due in 2019(1)	9,199	9,645	9,563	10,275
Mortgage note payable, 8.15% interest rate, due in 2021(1)	6,344	6,711	7,339	7,956
Mortgage note payable, 5.73% interest rate, due in 2015(1)	—	—	47,418	48,233
	$484,624	$490,221	$535,117	$548,407

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

The table below presents certain of our assets measured at fair value at December 31, 2015, categorized by the level of inputs, as defined in the fair value hierarchy under GAAP, used in the valuation of each asset:

		Fair Value at Reporting Date Using
		Quoted Prices in		Significant
	Estimated	Active Markets for	Significant Other	Unobservable
	Fair	Identical Assets	Observable Inputs	Inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)
Recurring Fair Value Measurements
Assets:
Investment in RMR Inc. (1)	$17,497	$17,497	$—	$—
Non-Recurring Fair Value Measurements
Assets:
Property held for sale and classified as discontinued operations (2)	$12,260	$—	$—	$12,260

(1)    Our 1,214,225 shares of RMR Inc. which are included in other assets in our consolidated balance sheets, are reported at fair value which is based on quoted market prices (Level 1 inputs).  Our historical cost basis for these shares is $26,888 as of December 31, 2015.  The unrealized loss of $9,391 for these shares as of December 31, 2015 is included in cumulative other comprehensive income (loss) in our consolidated balance sheets.

We evaluated the decline in the fair value of the RMR Inc. shares and determined that based on the severity and duration of the decline, and our ability and intent to hold the investment for a reasonable period of time sufficient for a forecasted recovery of fair value, we do not consider the investment to be other-than-temporarily impaired at December 31, 2015.

(2)     We estimated the fair value of this property at December 31, 2015 and 2014, based upon broker estimates of value less estimated sales costs (Level 3 inputs as defined in the fair value hierarchy under GAAP).

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

Note 10. Shareholders’ Equity

Common Share Awards

We have common shares available for issuance under the terms of our 2009 Plan. As described in Note 6, we awarded common shares to our officers and certain employees of RMR LLC in 2013, 2014 and 2015. We also awarded each of our Trustees 2,500 common shares in 2015 with an aggregate market value of $247 ($49 per Trustee), 2,500 common shares in 2014 with an aggregate market value of $318 ($64 per Trustee) and 2,000 common shares in 2013 with an aggregate market value of $266 ($53 per Trustee) as part of their annual compensation.  The values of the share grants were based upon the closing price of our common shares on the NYSE on the date of grant. The common shares awarded to our Trustees vested immediately. The common shares awarded to our officers and certain employees of RMR LLC vest in five equal annual installments beginning on the date of grant.

A summary of shares granted and vested under the terms of our 2009 Plan for the years ended December 31, 2015, 2014 and 2013, is as follows:

	2015		2014		2013
		Weighted		Weighted		Weighted
	Number	Average	Number	Average	Number	Average
	of	Grant Date	of	Grant Date	of	Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Unvested shares, beginning of year	90,338	$23.40	85,451	$23.71	76,104	$23.82
Shares granted	65,600	16.59	63,650	23.70	58,350	24.12
Shared forfeited or repurchased	(1,020)	23.41	-	-	(450)	23.68
Shares vested	(58,193)	21.20	(58,763)	24.17	(48,553)	24.38
Unvested shares, end of year	96,725	$20.11	90,338	$23.40	85,451	$23.71

The 96,725 unvested shares as of December 31, 2015 are scheduled to vest as follows: 36,475 shares in 2016, 29,100 shares in 2017, 20,530 shares in 2018 and 10,620 shares in 2019. As of December 31, 2015, the estimated future compensation expense for the unvested shares was $1,535 based on the closing share price of our common shares on the NYSE on December 31, 2015 of $15.87. The weighted average period over which the compensation expense will be recorded is approximately 22 months. During the years ended December 31, 2015, 2014 and 2013, we recorded $932,  $1,165 and $1,269, respectively, of compensation expense related to our 2009 Plan.  At December 31, 2015, 1,605,703 of our common shares remained available for issuance under our 2009 Plan.

Distributions

On February 26, 2015, May 25, 2015, August 24, 2015 and November 23, 2015 we paid a $0.43 per share distribution to our common shareholders. On January 11, 2016, we declared a dividend payable to common shareholders of record on January 22, 2016 in the amount of $0.43 per share.  We expect to pay this distribution on or about February 25, 2016 using cash on hand and borrowings under our unsecured revolving credit facility.

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

Cash distributions per share paid or payable by us to our common shareholders for each of the years ended December 31, 2015, 2014, and 2013 were $1.72. As described in Note 6, on December 14, 2015, we distributed 768,032, or 0.0108 of a share for each of our common shares, of RMR Inc. shares of class A common stock we owned to our common shareholders as a special distribution.  This distribution resulted in a taxable in-kind distribution of $0.1284 for each of our common shares.  The characterization of our distributions paid or accrued in 2015 was 47.44% ordinary income, 37.12% return of capital, 12.90% capital gain, 1.61% IRC Section 1250 gain and 0.93% qualified dividend. The characterization of our distributions paid or accrued in 2014 was 55.12% ordinary income, 41.94% return of capital, 2.94% IRC Section 1250 gain.  The characterization of our distributions paid or accrued in 2013 was 82.92% ordinary income and 9.55% return of capital, 7.01% capital gain and 0.52% IRC Section 1250 gain.

Share Issuances and Repurchases

During the year ended December 31, 2015, we issued 23,222 of our common shares to RMR LLC, as part of the business management fee payable by us under our business management agreement with RMR LLC. See Note 6 for further information regarding this agreement.

On June 5, 2015, we issued 700,000 of our common shares in connection with our acquisition of an interest in RMR Inc. as further described in Note 6.  RMR Inc. is the parent company of RMR LLC, our manager.

On September 24, 2015, we purchased an aggregate of 10,721 of our common shares for $16.12 per share, the closing price of our common shares on the NYSE on that day, from our officers and certain other employees of RMR LLC in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of restricted common shares.

Cumulative Other Comprehensive Income (Loss)

Cumulative other comprehensive income (loss) represents the unrealized loss on the RMR Inc. shares we own and our share of the comprehensive income (loss) of SIR and AIC. The following table presents a roll forward of amounts recognized in cumulative other comprehensive income (loss) by component for the years ended December 31, 2015, 2014 and 2013:

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

	Unrealized Loss	Equity in
	on Investment in	Unrealized Gains
	Available for	(Losses) in
	Sale Securities	Investees	Total
Balance at December 31, 2012	$-	$99	$99

Other comprehensive loss before reclassifications	-	(40)	(40)
Amounts reclassified from cumulative other
comprehensive loss to net income (1)	-	(10)	(10)
Net current period other comprehensive loss	-	(50)	(50)
Balance at December 31, 2013	-	49	49

Other comprehensive loss before reclassifications	-	37	37
Amounts reclassified from cumulative other
comprehensive loss to net income (1)	-	(49)	(49)
Net current period other comprehensive loss	-	(12)	(12)
Balance at December 31, 2014	-	37	37

Other comprehensive loss before reclassifications	(9,391)	(5,592)	(14,983)
Amounts reclassified from cumulative other
comprehensive loss to net income (1)	-	79	79
Net current period other comprehensive loss	(9,391)	(5,513)	(14,904)
Balance at December 31, 2015	$(9,391)	$(5,476)	$(14,867)

 (1)    Amounts reclassified from cumulative other comprehensive income (loss) is included in equity in earnings of investees in our consolidated statements of income and comprehensive income (loss).

Note 11. Equity Investment in Select Income REIT

As described in Note 6, as of December 31, 2015, we owned 24,918,421, or approximately 27.9%, of the then outstanding SIR common shares.  SIR is a REIT that is primarily focused on owning and investing in net leased, single tenant properties.

We account for our investment in SIR under the equity method. Under the equity method, we record our proportionate share of SIR’s net income as equity in earnings of an investee in our consolidated statements of comprehensive income (loss). For the year ended December 31, 2015 and during the period from July 9, 2014, the date of our initial investment in SIR, to December 31, 2014, we recorded $21,882 and $17,113 of equity in the earnings of SIR, respectively.

As of December 31, 2015 and 2014, our investment in SIR had a carrying value of $491,369 and $680,137, respectively, and a market value, based on the closing price of SIR common shares on the NYSE on December 31, 2015 and 2014, of $493,884 and $524,815, respectively.

During the year ended December 31, 2015 and the period from July 9, 2014 to December 31, 2014, SIR issued 29,414,279 and 67,947 common shares, respectively.  We recognized a loss on issuance of shares by an equity investee of $42,145 and $53, respectively, during the year ended December 31, 2015 and the period from July 9, 2014 to December 31, 2014 as a result of the per share issuance price of these SIR common shares being below the average per share carrying value of our SIR common shares.

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

The cost of our investments in SIR exceeded our proportionate share of SIR’s total shareholders’ equity book value on their dates of acquisition by an aggregate of $166,272. As required under GAAP, we were amortizing this difference to equity in earnings of investees over the average remaining useful lives of the real estate assets and intangible assets and liabilities owned by SIR as of the respective dates of our acquisition.  This amortization decreased our equity in the earnings of SIR by $4,742 for the year ended December 31, 2015, and $6,237 for the period from July 9, 2014 to December 31, 2014.  Recording the loss on impairment noted above resulted in the carrying value of our SIR investment to be less than our proportionate share of SIR’s total shareholders’ book equity as of June 30, 2015.  As a result, the previous basis difference was eliminated and we are currently amortizing a basis difference of ($95,035) to earnings over the estimated remaining useful lives of the real estate assets and intangible assets and liabilities owned by SIR as of June 30, 2015.  This amortization increased our equity in the earnings of SIR by for the year ended December 31, 2015 by $1,480.

During the year ended December 31, 2015 and during the period from July 9, 2014 to December 31, 2014, we received cash distributions from SIR totaling $47,030 and $20,640, respectively. In addition, on December 14, 2015, we received from SIR a non-cash distribution of 441,056 shares of RMR Inc. class A common stock valued at $5,244.

The following summarized financial data of SIR as reported in SIR’s Annual Report on Form 10-K for the year ended December 31, 2015, or the SIR Annual Report, includes the financial position and results of operations for periods prior to July 9, 2014 (the date on which we acquired our initial interest in SIR). References in our financial statements to the SIR Annual Report are included as references to the source of the data only, and the information in the SIR Annual Report is not incorporated by reference into our financial statements.

Consolidated Balance Sheets:

	December 31,	December 31,
	2015	2014
Real estate properties, net	$3,954,889	$1,772,510
Acquired real estate leases, net	566,195	120,700
Cash and cash equivalents	17,876	13,504
Rents receivable, net	99,307	68,385
Other assets, net	57,850	18,132
Total assets	$4,696,117	$1,993,231

Revolving credit facility	$303,000	$77,000
Term loan	350,000	350,000
Senior unsecured notes, net	1,435,632	-
Mortgage notes payable, net	286,747	18,816
Assumed real estate lease obligations, net	86,495	26,475
Other liabilities	137,283	40,493
Shareholders' equity	2,096,960	1,480,447
Total liabilities and shareholders' equity	$4,696,117	$1,993,231

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

Consolidated Statements of Income:

	Year Ended December 31,
	2015	2014	2013
Rental income	$364,139	$189,743	$159,011
Tenant reimbursements and other income	64,226	32,937	29,312
Total revenues	428,365	222,680	188,323

Real estate taxes	37,460	22,202	20,271
Other operating expenses	41,953	18,597	16,111
Depreciation and amortization	122,906	41,054	31,091
Acquisition related costs	21,987	7,348	2,002
General and administrative	25,859	14,881	12,423
Total expenses	250,165	104,082	81,898
Operating income	178,200	118,598	106,425

Dividend income	1,666	-	-
Interest expense	(73,885)	(12,974)	(13,763)
(Loss) gain on early extinguishment of debt	(6,845)	243	-
Loss on distribution of The RMR Group Inc. common stock	(23,717)	-	-
Income before income tax (expense) benefit and equity in earnings of an investee	75,419	105,867	92,662
Income tax (expense) benefit	(515)	(175)	96
Equity in earnings of an investee	20	87	334
Income before gain on sale of property	74,924	105,779	93,092
Gain on sale of property	-	116	-
Net income	74,924	105,895	93,092
Net income allocated to noncontrolling interest	(176)	-	-
Net income attributed to SIR	$74,748	$105,895	$93,092

Weighted average common shares outstanding (basic)	86,699	55,964	44,539
Weighted average common shares outstanding (diluted)	86,708	56,035	44,592
Basic and diluted net income attributed to SIR per common share	$0.86	$1.89	$2.09

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

Note 12. Segment Information

We operate in two business segments: ownership of properties that are primarily leased to government tenants and our equity method investment in SIR:

	Year Ended December 31, 2015
	Investment	Investment
	in Real Estate	in SIR	Corporate	Consolidated
Rental income	$248,549	$—	$—	$248,549

Expenses:
Real estate taxes	29,906	—	—	29,906
Utility expenses	17,916	—	—	17,916
Other operating expenses	50,425	—	—	50,425
Depreciation and amortization	68,696	—	—	68,696
Acquisition related costs	561	—	250	811
General and administrative	—	—	14,826	14,826
Total expenses	167,504	—	15,076	182,580

Operating income (loss)	81,045	—	(15,076)	65,969
Dividend income	—	—	811	811
Interest income	10	—	4	14
Interest expense	(7,908)	—	(29,100)	(37,008)
Gain on early extinguishment of debt	34	—	—	34
Loss on distribution to common shareholders of The RMR Group Inc. common stock	—	—	(12,368)	(12,368)
Loss on issuance of shares by Select Income REIT	—	(42,145)	—	(42,145)
Loss on impairment of Select Income REIT investment	—	(203,297)	—	(203,297)
Income (loss) from continuing operations before income taxes and
equity in earnings of investees	73,181	(245,442)	(55,729)	(227,990)
Income tax expense	—	—	(86)	(86)
Equity in earnings of investees	—	18,620	20	18,640
Income (loss) from continuing operations	73,181	(226,822)	(55,795)	(209,436)
Loss from discontinued operations	(525)	—	—	(525)
Net income (loss)	$72,656	$(226,822)	$(55,795)	$(209,961)

	As of December 31, 2015
	Investment	Investment
	in Real Estate	in SIR	Corporate	Consolidated
Total Assets	$1,639,806	$491,369	$43,361	$2,174,536

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

	Year Ended December 31, 2014
	Investment	Investment
	in Real Estate	in SIR	Corporate	Consolidated
Rental income	$251,031	$—	$—	$251,031

Expenses:
Real estate taxes	28,389	—	—	28,389
Utility expenses	19,369	—	—	19,369
Other operating expenses	45,982	—	—	45,982
Depreciation and amortization	66,593	—	—	66,593
Loss on impairment of real estate	2,016	—	—	2,016
Acquisition related costs	1,344	—	—	1,344
General and administrative	—	—	15,809	15,809
Total expenses	163,693	—	15,809	179,502

Operating income (loss)	87,338	—	(15,809)	71,529
Interest and other income	—	—	69	69
Interest expense	(7,820)	—	(20,228)	(28,048)
Loss on early extinguishment of debt	—	—	(1,307)	(1,307)
Loss on issuance of shares by Select Income REIT	—	(53)		(53)
Income (loss) from continuing operations before income taxes and
equity in earnings of investees	79,518	(53)	(37,275)	42,190
Income tax expense	—	—	(117)	(117)
Equity in earnings of investees	—	10,876	87	10,963
Income (loss) from continuing operations	79,518	10,823	(37,305)	53,036
Income from discontinued operations	3,498	—	—	3,498
Net income (loss)	$83,016	$10,823	$(37,305)	$56,534

	As of December 31, 2014
	Investment	Investment
	in Real Estate	in SIR	Corporate	Consolidated
Total Assets	$1,714,130	$680,137	$33,348	$2,427,615

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share amounts)

Note 13. Selected Quarterly Financial Data (Unaudited)

The following is a summary of our unaudited quarterly results of operations for 2015 and 2014.

	2015
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Rental income	$62,659	$62,113	$62,092	$61,685
Net income (loss) (1)	(33,370)	(191,163)	16,911	(2,339)
Net income (loss) per common share (basic and diluted) (1)	(0.47)	(2.71)	0.24	(0.03)
Common distributions declared (2)	0.43	0.43	0.43	0.56

(1)  The fourth quarter of 2015 includes a non-cash loss of $12,368 related to the distribution of RMR Inc. shares as discussed in Note 6.

(2)    The fourth quarter of 2015 includes a non-cash distribution of $0.13 per share related to the distribution of RMR Inc. shares to our shareholders on December 14, 2015.

	2014
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Rental income	$59,820	$62,428	$64,158	$64,625
Net income	15,190	14,608	12,622	14,114
Net income per common share (basic and diluted)	0.28	0.27	0.19	0.20
Common distributions declared	0.43	0.43	0.43	0.43

GOVERNMENT PROPERTIES INCOME TRUST

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2015

(dollars in thousands)

						Costs
				Initial Cost to Company		Capitalized		Cost amount carried at Close of Period					Original
					Buildings and	Subsequent to	Impairments/		Buildings and		Accumulated	Date(s)	Construction
	Property	Location	Encumbrances	Land	Equipment	Acquisition	Writedowns	Land	Equipment	Total (1)	Depreciation(2)	Acquired	Date(s)
1	131 Clayton Street	Montgomery, AL	$-	$920	$9,084	$16	$-	$920	$9,100	$10,020	$(1,024)	6/22/2011	2007
2	4344 Carmichael Road	Montgomery, AL	-	1,374	11,658	-	-	1,374	11,658	13,032	(583)	12/17/2013	2009
3	15451 North 28th Avenue	Phoenix, AZ	-	1,917	7,416	28	-	1,917	7,444	9,361	(248)	9/10/2014	1996
4	711 14th Avenue	Safford, AZ	-	460	11,708	189	-	460	11,897	12,357	(1,619)	6/16/2010	1992
5	5045 East Butler Street	Fresno, CA	-	7,276	61,118	58	-	7,277	61,175	68,452	(20,438)	8/29/2002	1971
6	10949 N. Mather Boulevard	Rancho Cordova, CA	-	562	16,923	-	-	562	16,923	17,485	(917)	10/30/2013	2012
7	9800 Goethe Road	Sacramento, CA	-	1,550	12,263	1,491	-	1,550	13,754	15,304	(2,285)	12/23/2009	1993
8	9815 Goethe Road	Sacramento, CA	-	1,450	9,465	1,523	-	1,450	10,988	12,438	(1,157)	9/14/2011	1992
9	Capitol Place	Sacramento, CA	-	2,290	35,891	4,163	-	2,290	40,054	42,344	(5,939)	12/17/2009	1988
10	4181 Ruffin Road	San Diego, CA	-	5,250	10,549	3,736	-	5,250	14,285	19,535	(2,180)	7/16/2010	1981
11	4560 Viewridge Road	San Diego, CA	-	4,269	18,316	957	-	4,347	19,195	23,542	(9,159)	3/31/1997	1996
12	Sky Park Centre	San Diego, CA	-	685	5,530	1,526	-	685	7,056	7,741	(1,872)	6/24/2002	1986
13	Turning Basin Business Park	Stockton, CA	-	563	5,470	-	-	563	5,470	6,033	(467)	7/20/2012	2012
14	16194 West 45th Street	Golden, CO	-	494	152	6,457	-	495	6,608	7,103	(2,926)	3/31/1997	1997
15	12795 West Alameda Parkway	Lakewood, CO	6,344	2,640	23,777	1,045	-	2,640	24,822	27,462	(3,675)	1/15/2010	1988
16	Corporate Center	Lakewood, CO	-	2,886	27,537	3,849	-	2,887	31,385	34,272	(9,754)	10/11/2002	1980
17	20 Massachusetts Avenue	Washington, DC	-	12,008	51,528	20,956	-	12,228	72,265	84,493	(29,531)	3/31/1997	1996
18	625 Indiana Avenue	Washington DC	-	26,000	25,955	4,856	-	26,000	30,808	56,808	(4,149)	8/17/2010	1989
19	7850 Southwest 6th Court	Plantation, FL	-	4,800	30,592	383	-	4,800	30,975	35,775	(3,619)	5/12/2011	1999
20	8900 Grand Oak Circle	Tampa, FL	9,199	1,100	11,773	169	-	1,100	11,942	13,042	(1,562)	10/15/2010	1994
21	181 Spring Street NW	Atlanta, GA	-	4,047	20,017	1	-	4,048	20,017	24,065	(1,710)	7/25/2012	2007
22	Corporate Square	Atlanta, GA	-	3,996	29,762	4,921	-	3,996	34,683	38,679	(9,274)	7/16/2004	1967

GOVERNMENT PROPERTIES INCOME TRUST

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2015

(dollars in thousands)

						Costs
				Initial Cost to Company		Capitalized		Cost amount carried at Close of Period					Original
					Buildings and	Subsequent to	Impairments/		Buildings and		Accumulated	Date(s)	Construction
	Property	Location	Encumbrances	Land	Equipment	Acquisition	Writedowns	Land	Equipment	Total (1)	Depreciation(2)	Acquired	Date(s)
23	Executive Park	Atlanta, GA	-	1,521	11,826	3,872	-	1,521	15,698	17,219	(3,829)	7/16/2004	1972
24	One Georgia Center	Atlanta, GA	-	10,250	27,933	231	-	10,250	28,164	38,414	(3,021)	9/30/2011	1968
25	4712 Southpark Boulevard	Ellenwood, GA	-	1,390	19,635	7	-	1,390	19,642	21,032	(1,677)	7/25/2012	2005
26	South Vinnell Way	Boise, ID	-	3,390	29,026	474	-	3,391	29,499	32,890	(2,470)	9/11/2012	1996; 1997; 2002
27	2020 S. Arlington Heights	Arlington Heights, IL	-	1,450	13,160	914	-	1,450	14,074	15,524	(2,177)	12/29/2009	1988
28	Intech Park	Indianapolis, IN	-	4,170	68,888	2,615	-	4,170	71,503	75,673	(7,662)	10/14/2011	2000; 2001; 2008
29	400 State Street	Kansas City, KS	-	640	9,932	3,033	-	640	12,965	13,605	(1,689)	6/16/2010	1971
30	7125 Industrial Road	Florence, KY	-	1,698	11,722	10	-	1,698	11,732	13,430	(880)	12/31/2012	1980
31	251 Causeway Street	Boston, MA	-	5,100	17,293	984	-	5,100	18,277	23,377	(2,377)	8/17/2010	1987
32	75 Pleasant Street	Malden, MA	-	1,050	31,086	118	-	1,050	31,204	32,254	(4,365)	5/24/2010	2008
33	25 Newport Avenue	Quincy, MA	-	2,700	9,199	573	-	2,700	9,772	12,472	(1,174)	2/16/2011	1985
34	One Montvale Avenue	Stoneham, MA	-	1,670	11,035	1,209	-	1,670	12,244	13,914	(1,592)	6/16/2010	1945
35	4201 Patterson Avenue	Baltimore, MD	-	900	8,097	3,339	-	901	11,435	12,336	(3,703)	10/15/1998	1989
36	20400 Century Boulevard	Germantown, MD	-	2,305	9,890	499	-	2,347	10,347	12,694	(4,765)	3/31/1997	1995
37	3300 75th Avenue	Landover, MD	23,499	4,110	36,371	483	-	4,110	36,854	40,964	(5,364)	2/26/2010	1985
38	1401 Rockville Pike	Rockville, MD	-	3,251	29,258	7,318	-	3,248	36,579	39,827	(14,092)	2/2/1998	1986
39	2115 East Jefferson Street	Rockville, MD	-	3,349	11,152	206	-	3,349	11,358	14,707	(651)	8/27/2013	1981
40	Rutherford Business Park	Windsor Mill, MD	-	1,598	10,219	8	-	1,598	10,227	11,825	(789)	11/16/2012	1972
41	Meadows Business Park	Woodlawn, MD	-	3,735	21,509	261	-	3,735	21,770	25,505	(2,662)	2/15/2011	1973
42	11411 E. Jefferson Avenue	Detroit, MI	-	630	18,002	12	-	630	18,014	18,644	(2,550)	4/23/2010	2009
43	330 South Second Avenue	Minneapolis, MN	-	3,990	18,186	9,068	-	3,990	27,254	31,244	(3,378)	7/16/2010	1980
44	Rosedale Corporate Plaza	Roseville, MN	-	672	6,045	1,444	-	672	7,489	8,161	(2,648)	12/1/1999	1987
45	1300 Summit Street	Kansas City, MO	-	2,776	12,070	237	-	2,776	12,307	15,083	(993)	9/27/2012	1998
46	4241-4300 NE 34th Street	Kansas City, MO	-	1,443	6,193	2,734	-	1,780	8,590	10,370	(3,436)	3/31/1997	1995

GOVERNMENT PROPERTIES INCOME TRUST

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2015

(dollars in thousands)

						Costs
				Initial Cost to Company		Capitalized		Cost amount carried at Close of Period					Original
					Buildings and	Subsequent to	Impairments/		Buildings and		Accumulated	Date(s)	Construction
	Property	Location	Encumbrances	Land	Equipment	Acquisition	Writedowns	Land	Equipment	Total (1)	Depreciation(2)	Acquired	Date(s)
47	1220 Echelon Parkway	Jackson, MS	-	440	25,458	48	-	440	25,506	25,946	(2,180)	7/25/2012	2009
48	10-12 Celina Avenue	Nashua, NH	-	3,000	14,052	371	-	3,000	14,423	17,423	(2,269)	8/31/2009	1979
49	50 West State Street	Trenton, NJ	-	5,000	38,203	1,347	-	5,000	39,550	44,550	(4,901)	12/30/2010	1989
50	435 Montano Boulevard	Albuquerque, NM	-	710	1,651	57	-	710	1,708	2,418	(228)	7/16/2010	1986
51	138 Delaware Avenue	Buffalo, NY	-	4,405	18,899	4,980	-	4,485	23,799	28,284	(9,555)	3/31/1997	1994
52	Airline Corporate Center	Colonie, NY	-	790	6,400	-	-	790	6,400	7,190	(560)	6/22/2012	2004
53	5000 Corporate Court	Holtsville, NY	-	6,530	17,711	1,770	-	6,530	19,481	26,011	(2,033)	8/31/2011	2000
54	305 East 46th Street	New York, NY	-	36,800	66,661	2,353	-	36,800	69,014	105,814	(7,691)	5/27/2011	1928
55	4600 25th Avenue	Salem, OR	-	6,510	17,973	4,069	-	6,510	22,042	28,552	(2,463)	12/20/2011	1957
56	Synergy Business Park	Columbia, SC	-	1,439	11,143	4,253	-	1,439	15,396	16,835	(2,500)	5/10/2006; 9/17/2010	1982; 1985
57	One Memphis Place	Memphis, TN	-	1,630	5,645	1,459	-	1,630	7,104	8,734	(929)	9/17/2010	1985
58	701 Clay Road	Waco, TX	-	2,030	8,708	2,157	-	2,060	10,835	12,895	(4,369)	12/23/1997	1997
59	Enterchange at Meadowville	Chester, VA	-	1,478	9,594	235	-	1,478	9,829	11,307	(566)	8/28/2013	1999
60	3920 Pender Drive	Fairfax, VA	-	2,964	12,840	11	-	2,963	12,852	15,815	(563)	3/21/2014	1981
61	Pender Business Park	Fairfax, VA	14,160	2,529	21,386	182	-	2,529	21,568	24,097	(1,185)	11/4/2013	2000
62	1759 & 1760 Business Center Drive	Reston, VA	83,441	9,066	78,658	798	-	9,066	79,456	88,522	(3,118)	5/28/2014	1987
63	9960 Mayland Drive	Richmond, VA	-	2,614	15,930	573	-	2,614	16,503	19,117	(634)	5/20/2014	1994
64	Aquia Commerce Center	Stafford, VA	-	2,090	7,465	193	-	2,090	7,658	9,748	(864)	6/22/2011	1988; 1999
65	65 Bowdoin Street	S. Burlington, VT	-	700	8,416	120	-	700	8,536	9,236	(1,223)	4/9/2010	2009
66	840 North Broadway	Everett, WA	-	3,360	15,376	1,211	-	3,360	16,587	19,947	(1,373)	6/28/2012	1985
67	Stevens Center	Richland, WA	-	3,970	17,035	845	-	4,042	17,808	21,850	(8,181)	3/31/1997	1995
68	11050 West Liberty Drive	Milwaukee, WI	-	945	4,539	132	-	945	4,671	5,616	(562)	6/9/2011	2006
69	2029 Stonewall Jackson Drive	Falling Waters, WV	-	906	3,886	263	-	922	4,133	5,055	(1,900)	3/31/1997	1993
70	5353 Yellowstone Road	Cheyenne, WY	-	1,915	8,217	531	-	1,950	8,713	10,663	(4,000)	3/31/1997	1995
			$ 136,643	$ 252,146	$ 1,320,057	$ 123,931	$ -	$ 253,058	$ 1,443,074	$ 1,696,132	$ (255,879)
Assets Held for Sale
71	220 E. Bryan Street	Savannah, GA	-	950	2,376	20	-	950	2,396	3,346	(275)	7/16/2010	1990
Assets Discontinued Operations
72	5600 Columbia Pike	Falls Church, VA	-	3,519	15,098	4,065	(10,423)	3,044	9,215	12,259	-	3/31/1997	1993
			$ 136,643	$ 256,615	$ 1,337,531	$ 128,016	$ (10,423)	$ 257,052	$ 1,454,685	$ 1,711,737	$ (256,154)

(1)	Includes the unamortized balance of the fair value adjustments.
(2)	Excludes value of real estate intangibles. Aggregate cost for federal income tax purposes is approximately $1,906,441.
(3)	Depreciation on building and improvements is provided for periods ranging up to 40 years and on equipment up to 12 years.

GOVERNMENT PROPERTIES INCOME TRUST

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2015

(dollars in thousands)

Analysis of the carrying amount of real estate properties and accumulated depreciation:

	Real Estate	Accumulated
	Properties	Depreciation
Balance at December 31, 2012	$1,467,863	$156,661
Additions	103,413	33,688
Disposals	(2,714)	(2,714)
Balance at December 31, 2013	1,568,562	187,635
Additions	151,316	37,671
Loss on asset impairment	(7,058)	(5,071)
Disposals	(444)	(444)
Reclassification of assets held for sale	(29,896)	-
Balance at December 31, 2014	1,682,480	219,791
Additions	19,622	38,987
Disposals	(2,624)	(2,624)
Reclassification of assets held for sale	(3,346)	(275)
Balance at December 31, 2015	$1,696,132	$255,879

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOVERNMENT PROPERTIES INCOME TRUST
By:	/s/ David M. Blackman David M. Blackman President and Chief Operating Officer
Dated: February 18, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ David M. Blackman David M. Blackman	President and Chief Operating Officer	February 18, 2016
/s/ Mark L. Kleifges Mark L. Kleifges	Treasurer and Chief Financial Officer (principal financial officer and principal accounting officer)	February 18, 2016
/s/ Adam D. Portnoy Adam D. Portnoy	Managing Trustee	February 18, 2016
/s/ Barry M. Portnoy Barry M. Portnoy	Managing Trustee	February 18, 2016
/s/ John L. Harrington John L. Harrington	Independent Trustee	February 18, 2016
/s/ Barbara D. Gilmore Barbara D. Gilmore	Independent Trustee	February 18, 2016
/s/ Jeffrey P. Somers Jeffrey P. Somers	Independent Trustee	February 18, 2016