Form 10-Q
period 2016-03-31
Government Properties Income Trust
filed 2016-04-28
CIK 1456772

Xa

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Number of registrant’s common shares of beneficial interest, $.01 par value per share, outstanding as of April 26, 2016: 71,126,308

GOVERNMENT PROPERTIES INCOME TRUST

FORM 10-Q

March 31, 2016

References in this Quarterly Report on Form 10-Q to “the Company”, “GOV”, ”we”, “us” or “our” include Government Properties Income Trust and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

PART I.       Financial Information

Item 1.  Financial Statements

GOVERNMENT PROPERTIES INCOME TRUST

CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

(unaudited)

	March 31,	December 31,
	2016	2015
ASSETS
Real estate properties:
Land	$257,716	$253,058
Buildings and improvements	1,509,921	1,443,074
Total real estate properties, gross	1,767,637	1,696,132
Accumulated depreciation	(265,843)	(255,879)
Total real estate properties, net	1,501,794	1,440,253

Equity investment in Select Income REIT	493,259	491,369
Assets of discontinued operations	12,502	12,468
Assets of property held for sale	3,098	3,098
Acquired real estate leases, net	123,300	118,267
Cash and cash equivalents	15,698	8,785
Restricted cash	713	1,022
Rents receivable, net	46,617	45,269
Deferred leasing costs, net	17,909	14,299
Other assets, net	44,505	33,680
Total assets	$2,259,395	$2,168,510

LIABILITIES AND SHAREHOLDERS’ EQUITY
Unsecured revolving credit facility	$311,000	$117,000
Unsecured term loans, net	546,660	546,490
Senior unsecured notes, net	346,095	345,809
Mortgage notes payable, net	29,053	136,299
Liabilities of discontinued operations	75	54
Liabilities of property held for sale	32	43
Accounts payable and other liabilities	48,979	50,543
Due to related persons	4,380	2,886
Assumed real estate lease obligations, net	12,224	12,735
Total liabilities	1,298,498	1,211,859

Commitments and contingencies

Shareholders’ equity:
Common shares of beneficial interest, $.01 par value: 100,000,000 shares
authorized, 71,126,308 shares issued and outstanding	711	711
Additional paid in capital	1,472,510	1,472,482
Cumulative net income	55,873	38,486
Cumulative other comprehensive income (loss)	2,548	(14,867)
Cumulative common distributions	(570,745)	(540,161)
Total shareholders’ equity	960,897	956,651
Total liabilities and shareholders’ equity	$2,259,395	$2,168,510

See accompanying notes.

GOVERNMENT PROPERTIES INCOME TRUST

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(amounts in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2016	2015

Rental income	$63,611	$62,659

Expenses:
Real estate taxes	7,653	7,410
Utility expenses	4,174	4,571
Other operating expenses	12,911	12,210
Depreciation and amortization	18,324	17,215
Acquisition related costs	152	6
General and administrative	3,526	4,004
Total expenses	46,740	45,416

Operating income	16,871	17,243
Interest income	6	12
Interest expense (including net amortization of debt premium and discounts
and debt issuance costs of $471 and $332, respectively)	(9,364)	(9,302)
Gain on early extinguishment of debt	104	—
Loss on issuance of shares by Select Income REIT	—	(40,771)
Income (loss) from continuing operations before income taxes
and equity in earnings (losses) of investees	7,617	(32,818)
Income tax expense	(15)	(30)
Equity in earnings (losses) of investees	9,934	(316)
Income (loss) from continuing operations	17,536	(33,164)
Loss from discontinued operations	(149)	(206)
Net income (loss)	17,387	(33,370)

Other comprehensive income
Unrealized gain on investment in available for sale securities	12,871	—
Equity in unrealized gain of investees	4,544	58
Other comprehensive income	17,415	58
Comprehensive income (loss)	$34,802	$(33,312)

Weighted average common shares outstanding (basic and diluted)	71,031	70,266

Per common share amounts (basic and diluted):
Income (loss) from continuing operations	$0.25	$(0.47)
Income (loss) from discontinued operations	$—	$—
Net income (loss)	$0.24	$(0.47)

See accompanying notes.

GOVERNMENT PROPERTIES INCOME TRUST

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

(unaudited)

	Three Months Ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$17,387	$(33,370)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation	10,237	9,626
Net amortization of debt premiums and discounts and debt issuance costs	471	332
Gain on early extinguishment of debt	(104)	—
Straight line rental income	(149)	(663)
Amortization of acquired real estate leases	7,712	7,340
Amortization of deferred leasing costs	709	556
Other non-cash (income) expense, net	(105)	507
Equity in (earnings) losses of investees	(9,934)	316
Loss on issuance of shares by Select Income REIT	—	40,771
Distributions of earnings from Select Income REIT	9,117	2,176
Change in assets and liabilities:
Restricted cash	309	(762)
Deferred leasing costs	(1,989)	(412)
Rents receivable	(1,215)	1,587
Other assets	1,849	2,699
Accounts payable and accrued expenses	(4,577)	(2,656)
Due to related persons	1,494	201
Net cash provided by operating activities	31,212	28,248
CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate acquisitions and deposits	(79,244)	—
Real estate improvements	(4,964)	(2,678)
Investment in Select Income REIT	—	(95,821)
Distributions in excess of earnings from Select Income REIT	3,342	11,354
Proceeds from sale of properties, net	—	30,521
Net cash used in investing activities	(80,866)	(56,624)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of mortgage notes payable	(106,849)	(610)
Borrowings on unsecured revolving credit facility	204,000	75,000
Repayments on unsecured revolving credit facility	(10,000)	(20,000)
Debt issuance costs	—	(16)
Distributions to common shareholders	(30,584)	(30,252)
Net cash provided by financing activities	56,567	24,122
Increase (decrease) in cash and cash equivalents	6,913	(4,254)
Cash and cash equivalents at beginning of period	8,785	13,791
Cash and cash equivalents at end of period	$15,698	$9,537

Supplemental cash flow information:
Interest paid	$12,319	$12,078
Income taxes paid	$44	$131

See accompanying notes.

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(unaudited)

Note 1.    Basis of Presentation

The accompanying condensed consolidated financial statements of Government Properties Income Trust and its subsidiaries, or we, us or our, are unaudited. Certain information and disclosures required by U.S. generally accepted accounting principles, or GAAP, for complete financial statements have been condensed or omitted.  We believe the disclosures made are adequate to make the information presented not misleading.  However, the accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2015, or our Annual Report.  In the opinion of our management, all adjustments, which include only normal recurring adjustments considered necessary for a fair presentation, have been included.  All intercompany transactions and balances with or among our consolidated subsidiaries have been eliminated.  Our operating results for interim periods are not necessarily indicative of the results that may be expected for the full year. Reclassifications have been made to the prior years’ condensed consolidated financial statements to conform to the current year’s presentation.

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

Note 2.    Recent Accounting Pronouncements

On January 1, 2016, we adopted the Financial Accounting Standards Board, or FASB, Accounting Standards Update, or ASU, No. 2015-02, Consolidation. Among other things, this update changes how an entity determines the primary beneficiary of a variable interest entity. The implementation of this update did not have an impact in our condensed consolidated financial statements.

On January 1, 2016, we adopted FASB ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability, and ASU No. 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements – Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting, which addresses the presentation of debt issuance costs related to line of credit arrangements. The implementation of these updates resulted in the reclassification of certain of our capitalized debt issuance costs as an offset to the associated debt liability in our condensed consolidated balance sheets. The classification of capitalized debt issuance costs related to our unsecured revolving credit facility remains unchanged in accordance with ASU No. 2015-15. As of December 31, 2015, debt issuance costs related to our unsecured term loans, senior unsecured notes and mortgage notes payable of $3,510, $2,172 and $344, respectively, were reclassified from assets to the associated debt liability in our condensed consolidated balance sheets.

On January 1, 2016, we adopted FASB ASU No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, which eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. Instead, acquirers must recognize measurement-period adjustments during the period in which they determine the amounts, including the effect on earnings of any amounts they would have recorded in previous periods if the accounting had been completed at the acquisition date. The implementation of this update did not have an impact in our condensed consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which changes how entities measure certain equity investments and present changes in the fair value of financial liabilities measured under the fair value option that are attributable to their own credit. This update is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted subject to certain conditions. Currently, changes in fair value of these investments are recorded through other comprehensive income. Under this ASU, these changes will be recorded through earnings. We are continuing to evaluate this guidance, but we expect the implementation of this guidance will affect available for sale equity investments we hold.

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(unaudited)

In February 2016, the FASB issued ASU No. 2016-02, Leases, which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). ASU No. 2016-02 requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. ASU No. 2016-02 is effective for reporting periods beginning after December 15, 2018, with early adoption permitted. We are currently assessing the potential impact the adoption of ASU No. 2016-02 will have in our condensed consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation, which identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. ASU No. 2016-09 is effective for reporting periods beginning after December 15, 2016.  We are currently assessing the potential impact that the adoption of ASU No. 2016-09 will have in our condensed consolidated financial statements.

Note 3.    Per Common Share Amounts

The following table provides a reconciliation of the weighted average number of common shares used in the calculation of basic and diluted earnings per share (in thousands):

	For the Three Months
	Ended March 31,
	2016	2015
Weighted average common shares for basic earnings per share	71,031	70,266
Effect of dilutive securities: unvested share awards	-	-
Weighted average common shares for diluted earnings per share	71,031	70,266

Note 4.   Real Estate Properties

As of March 31, 2016, we owned 72 properties (92 buildings), with an undepreciated carrying value of $1,770,983,  excluding one property (one building) classified as discontinued operations with an undepreciated carrying value of $12,260. We generally lease space at our properties on a gross lease or modified gross lease basis pursuant to fixed term operating leases expiring between 2016 and 2032.  Our leases generally require us to pay all or some property operating expenses and to provide all or most property management services.  During the three months ended March 31, 2016, we entered into 20 leases for 522,962 rentable square feet, including a 25,579 square foot expansion to be constructed at an existing property, for a weighted (by rentable square feet) average lease term of 11.6 years and we made commitments for approximately $20,469 of leasing related costs. We have estimated unspent leasing related obligations of $22,752 as of March 31, 2016. In addition, prior to the commencement of the lease, we have committed to redevelop and expand the existing property referenced above at an estimated cost of approximately $12,800.

Acquisition Activities

During the three months ended March 31, 2016, we acquired one office property (one building) located in Sacramento, CA with 337,811 rentable square feet.  This property was 86% leased, of which 71% was leased to the State of California and occupied by three separate agencies on the date of acquisition.  The purchase price was $79,244, excluding acquisition costs.  Our allocation of the purchase price of this acquisition based on the estimated fair values of

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(unaudited)

the acquired assets and assumed liabilities is presented in the table below. The allocation of the purchase price is based on preliminary estimates and may change upon completion of third party appraisals.

Number
			of				Buildings		Acquired	Other
Acquisition			Properties/	Square	Purchase		and	Acquired	Lease	Assumed
Date	Location	Type	Buildings	Feet	Price	Land	Improvements	Leases	Obligations	Liabilities
January 2016	Sacramento, CA	Office	1 / 1	337,811	$79,244	$4,658	$61,330	$13,525	$(269)	$—

In April 2016, we exercised our option to purchase for $1,623 an adjacent land parcel at one of our existing properties in Atlanta, GA. We expect this transaction to close during the third quarter of 2016.

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

Disposition Activities – Continuing Operations

In 2015, we began marketing for sale an office property ( one building) in Savannah, GA with 35,228 rentable square feet and a net book value of $3,071 at March 31, 2016.  In March 2016, we entered into an agreement to sell this property.  The contract sales price is $4,500, which amount is before transaction costs we may incur.  This sale is subject to conditions and is currently expected to occur in the third quarter of 2016.  We can provide no assurance that the sale of this property will occur, that the sale will not be delayed or that its terms will not change. We have classified this property as held for sale as of March 31, 2016.  The results of operations for this property are included in continuing operations in our condensed consolidated financial statements.  Summarized balance sheet information for the property is as follows:

	March 31,	December 31,
	2016	2015
Real estate properties, net	$3,071	$3,071
Rents receivable	-	1
Other assets	27	26
Assets of property held for sale	$3,098	$3,098

Other liabilities	$32	$43
Liabilities of property held for sale	$32	$43

Disposition Activities – Discontinued Operations

In March 2016, we entered into an agreement to sell an office property ( one building) in Falls Church, VA with 164,746 rentable square feet and a net book value of $12,282 at March 31, 2016.  The contract sales price is $14,750, which amount is before transaction costs we may incur.  This sale is subject to conditions, including the purchaser obtaining certain zoning entitlements, and is currently expected to occur in the first quarter of 2017.  We can provide no assurance that the sale of this property will occur, that the sale will not be delayed or that its terms will not change. We have classified this property, which was held for sale prior to our adoption of ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, as a discontinued operation in our condensed consolidated financial statements. Summarized balance sheet and income statement information for the property is as follows:

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(unaudited)

Balance Sheets:

	March 31,	December 31,
	2016	2015
Real estate properties, net	$12,260	$12,260
Rents receivable	17	-
Other assets	225	208
Assets of discontinued operations	$12,502	$12,468

Other liabilities	$75	$54
Liabilities of discontinued operations	$75	$54

Statements of Operations

	Three Months ended March 31,
	2016	2015
Rental income	$28	$31
Real estate taxes	(23)	(70)
Utility expenses	(50)	(67)
Other operating expenses	(76)	(71)
General and administrative	(28)	(29)
Loss from discontinued operations	$(149)	$(206)

Note 5.   Revenue Recognition

We recognize rental income from operating leases that contain fixed contractual rent changes on a straight line basis over the term of the lease agreements.  Certain of our leases with government tenants provide the tenant the right to terminate before the lease expiration date if its respective legislature or other funding authority does not appropriate the funding necessary for the government tenant to meet its lease obligations; we have determined the fixed non-cancelable lease term of these leases to be the fully executed term of the lease because we believe the occurrence of early terminations to be remote contingencies based on both our historical experience and our assessment of the likelihood of lease cancellation on a separate lease basis.

We increased rental income to record revenue on a straight line basis by $149 and $663 for the three months ended March 31, 2016 and 2015, respectively.  Rents receivable include $19,144 and $18,995 of straight line rent receivables at March 31, 2016 and December 31, 2015, respectively.

Note 6.   Concentration

Tenant and Credit Concentration

We define annualized rental income as the annualized contractual base rents from our tenants pursuant to our lease agreements as of the measurement date, plus straight line rent adjustments and estimated recurring expense reimbursements to be paid to us, and excluding lease value amortization. The U.S. Government, 12 state governments, and three other government tenants combined were responsible for approximately 92.8% and 92.7% of our annualized rental income, excluding one property (one building) classified as discontinued operations, as of March 31, 2016 and 2015, respectively. The U.S. Government is our largest tenant by annualized rental income and was responsible for approximately 64.6% and 67.7% of our annualized rental income, excluding one property classified as discontinued operations, as of March 31, 2016 and 2015, respectively.

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(unaudited)

Geographic Concentration

At March 31, 2016, our 72 properties (92 buildings), excluding one property (one building) classified as discontinued operations, were located in 31 states and the District of Columbia.  Properties located in California, Virginia, the District of Columbia, Georgia, Maryland, New York and Massachusetts were responsible for approximately 14.6%, 10.0%, 9.9%, 8.8%, 8.2%, 8.0% and 5.3% of our annualized rental income as of March 31, 2016, respectively.

Note 7.   Indebtedness

Our principal debt obligations at March 31, 2016 were: (1) outstanding borrowings under our $750,000 unsecured revolving credit facility; (2) $550,000 aggregate outstanding principal amount of term loans (3) $350,000 of senior unsecured notes; and (4) $28,592 aggregate principal amount of mortgage notes.

Our $750,000 unsecured revolving credit facility is available for general business purposes, including acquisitions. The maturity date of our unsecured revolving credit facility is January 31, 2019 and, subject to the payment of an extension fee and meeting other conditions, we have an option to extend the stated maturity date of our unsecured revolving credit facility by one year to January 31, 2020.  We can borrow, repay and reborrow funds available under our unsecured revolving credit facility until maturity and no principal repayment is due until maturity. We are required to pay interest at a rate of LIBOR plus a premium, which was 125 basis points per annum at March 31, 2016, on borrowings under our unsecured revolving credit facility.  We also pay a facility fee on the total amount of lending commitments under our unsecured revolving credit facility, which was 25 basis points per annum at March 31, 2016.  Both the interest rate premium and the facility fee are subject to adjustment based upon changes to our credit ratings.  As of March 31, 2016, the annual interest rate payable on borrowings under our unsecured revolving credit facility was 1.6% and the weighted average annual interest rate for borrowings under our unsecured revolving credit facility was 1.6% and 2.0%, respectively, for the three months ended March 31, 2016 and 2015.  As of March 31, 2016 and April 26, 2016, we had $311,000 and $303,000 outstanding under our unsecured revolving credit facility, respectively.

Our $300,000 unsecured term loan, which matures on March 31, 2020, is prepayable without penalty at any time. We are required to pay interest at a rate of LIBOR plus a premium, which was 140 basis points per annum at March 31, 2016, on the amount outstanding under our $300,000 unsecured term loan. The interest rate premium is subject to adjustment based upon changes to our credit ratings.  As of March 31, 2016, the annual interest rate for the amount outstanding under our $300,000 unsecured term loan was 1.8%. The weighted average annual interest rate under our $300,000 unsecured term loan was 1.8% and 1.6%, respectively, for the three months ended March 31, 2016 and 2015.

Our $250,000 unsecured term loan, which matures on March 31, 2022, is prepayable at any time. If our $250,000 unsecured term loan is repaid on or prior to November 21, 2016, a prepayment premium of 1.0% of the amount repaid will be payable. Subsequent to November 21, 2016, no prepayment premium will be payable. We are required to pay interest at a rate of LIBOR plus a premium, which was 180 basis points per annum as of March 31, 2016, on the amount outstanding under our $250,000 unsecured term loan.  The interest rate premium is subject to adjustment based upon changes to our credit ratings. As of March 31, 2016, the annual interest rate for the amount outstanding under our $250,000 unsecured term loan was 2.2%.  The weighted average annual interest rate under our $250,000 unsecured term loan was 2.2% and 2.0%, respectively, for the three months ended March 31, 2016 and 2015.

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

Our $350,000 of 3.75% senior unsecured notes due 2019 are governed by an indenture and a supplement to the indenture, and require semi-annual payments of interest only through maturity.  The outstanding amount of these notes

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(unaudited)

may be prepaid at par (plus accrued and unpaid interest) on or after July 15, 2019 or before that date together with a make whole premium.

Our credit agreement and senior unsecured notes indenture and its supplement provide for acceleration of payment of all amounts due thereunder upon the occurrence and continuation of certain events of default, such as, in the case of our credit agreement, a change of control of us, which includes The RMR Group LLC, or RMR LLC, ceasing to act as our business manager and property manager.  Our credit agreement and our senior unsecured notes indenture and its supplement also contain a number of covenants, including covenants that restrict our ability to incur debts, require us to maintain certain financial ratios and, in the case of our credit agreement, restrict our ability to make distributions under certain circumstances.  We believe we were in compliance with the terms and conditions of the respective covenants under our credit agreement and senior unsecured notes indenture and its supplement at March 31, 2016.

In February 2016, we repaid, at par, a $23,473 mortgage note requiring annual interest of 6.21% which was secured by one office property (one building) located in Landover, MD. This mortgage note was scheduled to mature in August 2016.  We recorded a loss on extinguishment of debt of $21 in the three months ended March 31, 2016, which represented unamortized debt issuance costs related to this note.

In March 2016, we repaid, at par, an $83,000 mortgage note requiring annual interest of 5.55% which was secured by one office property (two buildings) located in Reston, VA.  This mortgage note was scheduled to mature in April 2016.  We recorded a gain on extinguishment of debt of $125 in the three months ended March 31, 2016, which represented the net unamortized debt premium and debt issuance costs related to this note.

At March 31, 2016, three of our properties (three buildings) with an aggregate net book value of $54,684 secured three mortgage notes with an aggregate principal amount of $28,592. Our mortgage notes are non-recourse, subject to certain limited exceptions and do not contain any material financial covenants.

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(unaudited)

Note 8.   Fair Value of Assets and Liabilities

The table below presents certain of our assets measured at fair value at March 31, 2016, categorized by the level of inputs, as defined in the fair value hierarchy under GAAP, used in the valuation of each asset:

		Fair Value at Reporting Date Using
		Quoted Prices in		Significant
	Estimated	Active Markets for	Significant Other	Unobservable
	Fair	Identical Assets	Observable Inputs	Inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)
Recurring Fair Value Measurements
Assets:
Investment in RMR Inc. (1)	$30,368	$30,368	$—	$—
Non-Recurring Fair Value Measurements
Assets:
Property held for sale and classified as discontinued operations (2)	$12,260	$—	$—	$12,260

(1)

Our 1,214,225 shares of class A common stock of The RMR Group Inc., or RMR Inc., which are included in other assets in our condensed consolidated balance sheets, are reported at fair value which is based on quoted market prices (Level 1 inputs).  Our historical cost basis for these shares is $26,888 as of March 31, 2016.  The net unrealized gain of $3,480 for these shares as of March 31, 2016 is included in cumulative other comprehensive income (loss) in our condensed consolidated balance sheets.

(2)	We estimated the fair value of this property at March 31, 2016 based upon broker estimates of value less estimated sale costs (Level 3 inputs as defined in the fair value hierarchy under GAAP).

In addition to the assets described in the table above, our financial instruments include cash and cash equivalents, restricted cash, rents receivable, mortgage notes payable, accounts payable, senior unsecured notes, an unsecured revolving credit facility, unsecured term loans, amounts due to related persons, other accrued expenses and security deposits.  At March 31, 2016 and December 31, 2015, the fair values of our financial instruments approximated their carrying values in our condensed consolidated financial statements due to their short term nature or variable interest rates, except as follows:

	As of March 31, 2016		As of December 31, 2015
	Carrying Amount (1)	Fair Value	Carrying Amount (1)	Fair Value
Senior unsecured notes, 3.75% interest rate, due in 2019	$346,095	$358,376	$345,809	$351,692
Mortgage note payable, 6.21% interest rate, due in 2016(2) (3)	—	—	23,476	24,038
Mortgage note payable, 5.55% interest rate, due in 2016(2) (4)	—	—	83,375	83,457
Mortgage note payable, 5.88% interest rate, due in 2021(2)	13,994	14,921	14,045	14,678
Mortgage note payable, 7.00% interest rate, due in 2019(2)	9,055	9,600	9,145	9,645
Mortgage note payable, 8.15% interest rate, due in 2021(2)	6,004	6,506	6,258	6,711
	$375,148	$389,403	$482,108	$490,221

(1)	Carrying amount includes certain unamortized debt issuance costs and unamortized premiums and discounts.
(2)

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

(3)	This mortgage note was repaid, at par, in February 2016.
(4)	This mortgage note was repaid, at par, in March 2016.

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

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(unaudited)

Note 9.   Shareholders’ Equity

Distributions

On February 25, 2016, we paid a regular quarterly distribution to common shareholders of record on January 22, 2016 of $0.43 per share, or $30,584.

On April 13, 2016, we declared a regular quarterly distribution payable to common shareholders of record on April 25, 2016, in the amount of $0.43 per share, or $30,584.    We expect to pay this distribution on or about May 23, 2016 using cash on hand and borrowings under our unsecured revolving credit facility.

Cumulative Other Comprehensive Income (Loss)

Cumulative other comprehensive income (loss) represents the unrealized gain on the RMR Inc. shares we own and our share of the comprehensive income (loss) of Select Income REIT, or SIR, and Affiliates Insurance Company, or AIC. The following table presents changes in the amounts we recognized in cumulative other comprehensive income (loss) by component for the three months ended March 31, 2016:

	Unrealized Gain (Loss)	Equity in
	on Investment in	Unrealized Gain
	Available for	(Loss) of
	Sale Securities	Investees	Total
Balance at December 31, 2015	$(9,391)	$(5,476)	$(14,867)
Other comprehensive income before reclassifications	12,871	4,545	17,416
Amounts reclassified from cumulative other comprehensive income (loss) to net income (1)	-	(1)	(1)
Net current period other comprehensive income	12,871	4,544	17,415
Balance at March 31, 2016	$3,480	$(932)	$2,548

(1)	Amounts reclassified from cumulative other comprehensive income (loss) are included in equity in earnings (losses) of investees in our condensed consolidated statements of comprehensive income (loss).

Note 10.   Related Person Transactions

We have relationships and historical and continuing transactions with RMR LLC and others related to it, including other companies to which RMR LLC provides management services and which have trustees, directors and officers who are also trustees or officers of us.  These relationships include our ownership of approximately 27.9% of the outstanding common shares of SIR, at March 31, 2016.  For further information about these and other such relationships and certain other related person transactions, please refer to our Annual Report.

RMR LLC:  Pursuant to our business management agreement with RMR LLC, we recognized net business management fees of $2,508 and $2,561 for the three months ended March 31, 2016 and 2015, respectively.  No incentive fees were estimated to be payable to RMR LLC for the three months ended March 31, 2016 and 2015, respectively.  The net business management fees we recognized for the 2016 and 2015 periods are included in general and administrative expenses in our condensed consolidated statements of comprehensive income (loss).

In accordance with the terms of our business management agreement, we issued 11,157 of our common shares to RMR LLC for the three months ended March 31, 2015 as payment for a part of the business management fee we recognized for that period.  Beginning June 2015, all management fees under our business management agreement are paid in cash.

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(unaudited)

Pursuant to our property management agreement with RMR LLC, we recognized aggregate net property management and construction supervision fees of $2,109 and $2,016 for the three months ended March 31, 2016 and 2015, respectively.  These amounts are included in other operating expenses or have been capitalized, as appropriate, in our condensed consolidated financial statements.

We are generally responsible for all of our operating expenses, including certain expenses incurred by RMR LLC on our behalf.  Our property level operating expenses are generally incorporated into rents charged to our tenants, including certain payroll and related costs incurred by RMR LLC.  We reimbursed RMR LLC $2,944 and $2,510 for property management related expenses for the three months ended March 31, 2016 and 2015, respectively; these amounts are included in other operating expenses in our condensed consolidated statements of comprehensive income (loss).

We have historically awarded share grants to certain RMR LLC employees under our equity compensation plan.    In addition, under our business management agreement we reimburse RMR LLC for our allocable costs for internal audit services.  The amounts recognized as expense for share grants to RMR LLC employees and internal audit costs were $234 and $314 for the three months ended March 31, 2016 and 2015, respectively; these amounts are included in general and administrative expenses in our condensed consolidated statements of comprehensive income (loss).

We lease office space to RMR LLC in certain of our properties for its property management offices.  Pursuant to our lease agreements with RMR LLC, we recognized rental income from RMR LLC for leased office space of approximately $91 and $15 for the three months ended March 31, 2016 and 2015, respectively.

RMR Inc.:  In June 2015, we and three other real estate investment trusts, or REITs, to which RMR LLC provides management services, including SIR, or collectively, the Other REITs, participated in a transaction whereby we and the Other REITs each acquired shares of class A common stock of RMR Inc. and simultaneously amended our business and property management agreements with RMR LLC to, among other things, provide for continuing 20 year terms.  RMR Inc. is the managing member of RMR LLC and RMR LLC is a subsidiary of RMR Inc.  The controlling shareholder of RMR Inc., ABP Trust, is owned by our Managing Trustees.

In connection with our acquisition of shares of class A common stock of RMR Inc., we recorded a liability for the amount by which the estimated fair value of these shares exceeded the price we paid for these shares; this liability is included in accounts payable and other liabilities in our condensed consolidated balance sheets.  We are amortizing this liability ratably through December 31, 2035 as a reduction to our management fees expense.  For the three months ended March 31, 2016, we amortized $272 of this liability, which amount is reflected in the net business management and property management fee amounts for the period referenced above.  As of March 31, 2016, the unamortized amount of this liability was $21,482.

As of March 31, 2016, we own 1,214,225 shares of class A common stock of RMR Inc.  We receive dividends on these shares as declared and paid by RMR Inc. to all holders of shares of RMR Inc. class A common stock. We did not receive any dividends on these shares during the three months ended March 31, 2016. However, on April 13, 2016, RMR Inc. declared a dividend of $0.2993 on its shares of class A common stock payable to shareholders of record on April 25, 2016.  RMR Inc. has indicated that this dividend represents a regular quarterly dividend of $0.25 per share of class A common stock for the quarter ended March 31, 2016 plus a pro rata dividend of $0.0493 per share of class A common stock for the period from December 14, 2015 to December 31, 2015.  RMR Inc. has indicated that it expects to pay this dividend on or about May 19, 2016.

SIR:  We receive distributions on the common shares of SIR we own as declared and paid by SIR to all holders of its common shares. During the three months ended March 31, 2016 and 2015, we received distributions of $12,459 and $13,530, respectively, on our SIR common shares. In addition, on April 13, 2016, SIR declared a dividend of $0.50 per common share payable to shareholders of record on April 25, 2016. SIR has indicated that it expects to pay this dividend on or about May 19, 2016. For additional information about our ownership of SIR shares, see Note 11 below.

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(unaudited)

AIC:  We and six other companies to which RMR LLC provides management services each own in equal amounts of AIC.  We and the other AIC shareholders participate in a combined property insurance program arranged and reinsured in part by AIC.

As of March 31, 2016, our investment in AIC had a carrying value of $7,075; this amount is included in other assets in our condensed consolidated balance sheets.  We recognized income of $77 and $72 related to our investment in AIC for the three months ended March 31, 2016 and 2015, respectively.  Our other comprehensive income (loss) includes our proportional share of unrealized gains on securities which are owned by AIC of $52 and $45 for the three months ended March 31, 2016 and 2015, respectively.

Note 11.   Equity Investment in Select Income REIT

As of March 31, 2016, we owned 24,918,421, or approximately 27.9%, of the then outstanding SIR common shares.  SIR is a REIT that is primarily focused on owning and investing in net leased, single tenant properties.

We account for our investment in SIR under the equity method.  Under the equity method, we record our proportionate share of SIR’s net income as equity in earnings of an investee in our condensed consolidated statements of comprehensive income (loss).  For the three months ended March 31, 2016 and 2015, we recorded $9,857 and $2,176 of equity in the earnings of SIR, respectively. Our other comprehensive income (loss) includes unrealized gains attributable to our investment in SIR of $4,492 and $13 for the three months ended March 31, 2016 and 2015, respectively.

As of March 31, 2016, our investment in SIR had a carrying value of $493,259 and a market value, based on the closing price of SIR common shares on the New York Stock Exchange on March 31, 2016, of $574,370. We periodically evaluate our equity investment in SIR for possible indicators of other than temporary impairment whenever events or changes in circumstances indicate the carrying amount of the investment might not be recoverable.  These indicators may include the length of time the market value of our investment is below our cost basis, the financial condition of SIR, our intent and ability to be a long term holder of the investment and other considerations.  If the decline in fair value is judged to be other than temporary, we may record an impairment charge to adjust the basis of the investment to its fair value.

During the three months ended March 31, 2015, SIR issued 28,453,447 common shares, which included 28,439,111 common shares issued in connection with SIR’s acquisition of Cole Corporate Income Trust, Inc. on January 29, 2015.  We recognized a loss on issuance of shares by SIR of $40,771 during the three months ended March 31, 2015 as a result of the per share issuance price of these SIR common shares being below the then average per share carrying value of our SIR common shares.

The cost of our investments in SIR exceeded our proportionate share of SIR’s total shareholders’ equity book value on their dates of acquisition by an aggregate of $166,272. As required under GAAP, we were amortizing this difference to equity in earnings of investees over the average remaining useful lives of the real estate assets and intangible assets and liabilities owned by SIR as of the respective dates of our acquisitions.  This amortization decreased our equity in the earnings of SIR by $2,564 for the three months ended March 31, 2015.  We recorded a loss on impairment of our SIR investment during the three months ended June 30, 2015 resulting in the carrying value of our SIR investment to be less than our proportionate share of SIR’s total shareholders’ book equity as of June 30, 2015.  As a result, the previous basis difference was eliminated and we are currently amortizing a basis difference of ($95,035) to earnings over the estimated remaining useful lives of the real estate assets and intangible assets and liabilities owned by SIR as of June 30, 2015.  This amortization increased our equity in the earnings of SIR by $740 for the three months ended March 31, 2016.

During the three months ended March 31, 2016 and 2015, we received cash distributions from SIR totaling $12,459 and $13,530, respectively.

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(unaudited)

The following summarized financial data of SIR as reported in SIR’s Quarterly Report on Form 10-Q for the three months ended March 31, 2016, or the SIR Quarterly Report. References in our financial statements to the SIR Quarterly Report are included as references to the source of the data only, and the information in the SIR Quarterly Report is not incorporated by reference into our financial statements.

Condensed Consolidated Balance Sheets:

	March 31,	December 31,
	2016	2015
Real estate properties, net	$3,936,299	$3,954,889
Acquired real estate leases, net	550,664	566,195
Cash and cash equivalents	31,294	17,876
Rents receivable, net	106,741	99,307
Other assets, net	67,812	46,078
Total assets	$4,692,810	$4,684,345

Unsecured revolving credit facility	$328,000	$303,000
Unsecured term loan, net	348,000	347,876
Senior unsecured notes, net	1,427,169	1,426,025
Mortgage notes payable, net	286,516	286,706
Assumed real estate lease obligations, net	84,255	86,495
Other liabilities	117,793	137,283
Shareholders' equity	2,101,077	2,096,960
Total liabilities and shareholders' equity	$4,692,810	$4,684,345

Condensed Consolidated Statements of Income:

	Three Months Ended March 31,
	2016	2015
Rental income	$97,860	$80,478
Tenant reimbursements and other income	19,372	13,937
Total revenues	117,232	94,415

Real estate taxes	10,288	8,357
Other operating expenses	12,958	9,007
Depreciation and amortization	33,469	24,719
Acquisition related costs	58	20,539
General and administrative	6,976	6,792
Total expenses	63,749	69,414
Operating income	53,483	25,001

Interest expense	(20,609)	(14,179)
Loss on early extinguishment of debt	—	(6,845)
Income before income tax expense and equity in earnings of an investee	32,874	3,977
Income tax expense	(139)	(31)
Equity in earnings of an investee	77	72
Net income	32,812	4,018
Net income allocated to noncontrolling interest	(33)	(41)
Net income attributed to SIR	$32,779	$3,977

Weighted average common shares outstanding (basic)	89,286	79,489
Weighted average common shares outstanding (diluted)	89,295	79,498
Net income attributed to SIR per common share (basic and diluted)	$0.37	$0.05

GOVERNMENT PROPERTIES INCOME TRUST

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(dollars in thousands, except per share data)

(unaudited)

Note 12.   Segment Information

We operate in two separate reportable business segments: ownership of properties that are primarily leased to government tenants and our equity method investment in SIR.

	Three Months Ended March 31, 2016
	Investment	Investment
	in Real Estate	in SIR	Corporate	Consolidated
Rental income	$63,611	$—	$—	$63,611

Expenses:
Real estate taxes	7,653	—	—	7,653
Utility expenses	4,174	—	—	4,174
Other operating expenses	12,911	—	—	12,911
Depreciation and amortization	18,324	—	—	18,324
Acquisition related costs	152	—	—	152
General and administrative	—	—	3,526	3,526
Total expenses	43,214	—	3,526	46,740

Operating income (loss)	20,397	—	(3,526)	16,871
Interest income	—	—	6	6
Interest expense	(8,269)	—	(1,095)	(9,364)
Gain on early extinguishment of debt	104	—	—	104
Income (loss) from continuing operations before income taxes and
equity in earnings of investees	12,232	—	(4,615)	7,617
Income tax expense	—	—	(15)	(15)
Equity in earnings of investees	—	9,857	77	9,934
Income (loss) from continuing operations	12,232	9,857	(4,553)	17,536
Loss from discontinued operations	(149)	—	—	(149)
Net income (loss)	$12,083	$9,857	$(4,553)	$17,387

	As of March 31, 2016
	Investment	Investment
	in Real Estate	in SIR	Corporate	Consolidated
Total Assets	$1,708,910	$493,259	$57,226	$2,259,395

	Three Months Ended March 31, 2015
	Investment	Investment
	in Real Estate	in SIR	Corporate	Consolidated
Rental income	$62,659	$—	$—	$62,659

Expenses:
Real estate taxes	7,410	—	—	7,410
Utility expenses	4,571	—	—	4,571
Other operating expenses	12,210	—	—	12,210
Depreciation and amortization	17,215	—	—	17,215
Acquisition related costs	6	—	—	6
General and administrative	—	—	4,004	4,004
Total expenses	41,412	—	4,004	45,416

Operating income (loss)	21,247	—	(4,004)	17,243
Interest income	—	—	12	12
Interest expense	(2,267)	—	(7,035)	(9,302)
Loss on issuance of shares by Select Income REIT	—	(40,771)		(40,771)
Income (loss) from continuing operations before income taxes and
equity in earnings (losses) of investees	18,980	(40,771)	(11,027)	(32,818)
Income tax expense	—	—	(30)	(30)
Equity in earnings (losses) of investees	—	(388)	72	(316)
Income (loss) from continuing operations	18,980	(41,159)	(10,985)	(33,164)
Loss from discontinued operations	(206)	—	—	(206)
Net income (loss)	$18,774	$(41,159)	$(10,985)	$(33,370)

	As of December 31, 2015
	Investment	Investment
	in Real Estate	in SIR	Corporate	Consolidated
Total Assets	$1,639,462	$491,369	$37,679	$2,168,510

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with our condensed consolidated financial statements and accompanying notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2015, or our Annual Report.

OVERVIEW

We are a real estate investment trust, or REIT, organized under Maryland law. As of March 31, 2016, we owned 72 properties (92 buildings), excluding one property (one building) classified as discontinued operations.  Our properties are located in 31 states and the District of Columbia and contain approximately 11.0 million rentable square feet, of which 61.7% was leased to the U.S. Government, 22.2% was leased to 12 state governments, 2.7% was leased to three other government tenants, 8.3% was leased to various non-governmental organizations and 5.1% was available for lease as of March 31, 2016. The U.S. Government, 12 state governments and three other government tenants combined were responsible for 92.8% and 92.7% of our annualized rental income, as defined below, as of March 31, 2016 and 2015, respectively.

As of March 31, 2016, we also owned 24,918,421 common shares, or approximately 27.9% of the then outstanding common shares, of Select Income REIT, or SIR. SIR is a REIT that is primarily focused on owning and investing in net leased, single tenant properties.  See Notes 10 and 11 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information regarding our investment in SIR. We account for our investment in SIR under the equity method.

Property Operations

As of March 31, 2016, excluding one property (one building) classified as discontinued operations, 94.9% of our rentable square feet was leased, compared to 94.8% of our rentable square feet as of March 31, 2015.  Occupancy data for our properties as of March 31, 2016 and 2015 is as follows (square feet in thousands):

			Comparable
	All Properties(1)		Properties(2)
	March 31,		March 31,
	2016	2015	2016	2015
Total properties	72	71	71	71
Total buildings	92	91	91	91
Total square feet(3)	10,985	10,699	10,648	10,699
Percent leased(3)(4)	94.9%	94.8%	95.1%	94.8%

(1)	Based on properties we owned on March 31, 2016 and 2015, respectively, and excludes one property (one building) classified as discontinued operations.
(2)

Based on properties we owned on March 31, 2016 and which we owned continuously since January 1, 2015, and excludes one property (one building) classified as discontinued operations.  Our comparable properties increased from 67 properties (86 buildings) at March 31, 2015 as a result of our acquisition of four properties (five buildings) during the year ended December 31, 2014.

(3)	Subject to changes when space is re-measured or re-configured for tenants.
(4)

Percent leased includes (i) space being fitted out for tenant occupancy pursuant to our lease agreements, if any, and (ii) space which is leased, but is not occupied or is being offered for sublease by tenants, if any, as of the measurement date.

The average annualized effective rental rate per square foot for our properties for the three months ended March 31, 2016 and 2015 are as follows:

	Three Months Ended March 31,
	2016	2015
Average annualized effective rental rate per square foot(1):
All properties(2)	$25.04	$24.43
Comparable properties(3)	$24.87	$24.24

(1)

Average annualized effective rental rate per square foot represents annualized total rental income during the period specified divided by the average rentable square feet leased during the period specified. Excludes one property (one building) classified as discontinued operations.

(2)	Based on properties we owned on March 31, 2016 and excludes one property (one building) classified as discontinued operations.
(3)	Based on properties we owned on March 31, 2016 and which we owned continuously since January 1, 2015, and excludes one property (one building) classified as discontinued operations.

During the three months ended March 31, 2016, changes in rentable square feet leased and available for lease at our properties, excluding one property (one building) classified as discontinued operations, were as follows:

	Three Months Ended March 31, 2016
		Available
	Leased	for Lease	Total
Beginning of period	10,115,001	585,963	10,700,964
Changes resulting from:
Acquisition of properties	290,879	46,932	337,811
Lease expirations	(477,134)	477,134	—
Lease renewals(1)	388,726	(388,726)	—
New leases(1)(2)	108,657	(108,657)	—
Re-measurements(3)	—	(53,408)	(53,408)
End of period	10,426,129	559,238	10,985,367

(1)	Based on leases entered into during the three months ended March 31, 2016.
(2)	Square footage excludes a 25,579 square foot expansion to be constructed at an existing property prior to the commencement of the lease.
(3)	Subject to changes when space is re-measured or re-configured for tenants.

Leases at our properties totaling 477,134 rentable square feet expired during the three months ended March 31, 2016.  During the three months ended March 31, 2016, we entered into leases totaling 522,962 rentable square feet, including a 25,579 square foot expansion to be constructed at an existing property, and lease renewals of 388,726 rentable square feet.  The weighted (by rentable square feet) average rental rates for leases of 460,620 rentable square feet entered into with government tenants (which includes the 25,579 square foot expansion referenced above) during the three months ended March 31, 2016 increased by 14.4% when compared to the weighted (by rentable square feet) average prior rents for the same space. The weighted (by rentable square feet) average rental rates for leases of 62,342 rentable square feet entered into with non-government tenants during the three months ended March 31, 2016 decreased by 2.3% when compared to the weighted (by rentable square feet) average rental rates previously charged for the same space.

During the three months ended March 31, 2016, changes in effective rental rates per square foot achieved for new leases and lease renewals that commenced during the three months ended March 31, 2016, when compared to prior effective rental rates per square foot in effect for the same space (and excluding space acquired vacant), were as follows:

	Three Months Ended March 31, 2016
	Old Effective	New Effective
	Rent Per	Rent Per	Rentable
	Square Foot(1)	Square Foot(1)	Square Feet
New leases	$18.64	$28.89	26,267
Lease renewals	$25.46	$27.96	252,402
Total leasing activity	$24.82	$28.05	278,669

(1)

Effective rental rate includes contractual base rents from our tenants pursuant to our lease agreements, plus straight line rent adjustments and estimated expense reimbursements to be paid to us, and excluding lease value amortization.

During the three months ended March 31, 2016, commitments made for expenditures, such as tenant improvements and leasing costs, in connection with leasing space at our properties were as follows:

	Government	Non-Government
Three Months Ended March 31, 2016	Leases	Leases	Total
Rentable square feet leased during the period (1)	460,620	62,342	522,962
Tenant leasing costs and concession commitments(2)(3) (in thousands)	$18,420	$2,049	$20,469
Tenant leasing costs and concession commitments per rentable square foot(2)(3)	$39.99	$32.87	$39.14
Weighted (by square feet) average lease term (years)	12.0	8.1	11.6
Total leasing costs and concession commitments per rentable square foot per year(2)(3)	$3.32	$4.04	$3.38

(1)	Square footage includes a 25,579 square foot expansion to be constructed at an existing property prior to the commencement of the lease.
(2)	Includes commitments made for leasing expenditures and concessions, such as tenant improvements, leasing commissions, tenant reimbursements and free rent.
(3)	Excludes the estimated cost of $12,800 to redevelop and expand an existing property prior to the commencement of the lease.

During the three months ended March 31, 2016 and 2015, amounts capitalized at our properties, excluding one property (one building) classified as discontinued operations, for tenant improvements, leasing costs, building improvements and development and redevelopment activities were as follows (dollars in thousands):

	Three Months Ended
	March 31,
	2016	2015
Tenant improvements(1)	$1,989	$1,320
Leasing costs(2)	$4,312	$651
Building improvements(3)	$3,033	$748
Development, redevelopment and other activities(4)	$768	$-

(1)	Tenant improvements include capital expenditures used to improve tenants’ space or amounts paid directly to tenants to improve their space.
(2)	Leasing costs include leasing related costs, such as brokerage commissions and other tenant inducements.
(3)	Building improvements generally include expenditures to replace obsolete building components and expenditures that extend the useful life of existing assets.
(4)

Development, redevelopment and other activities generally include (i) capital expenditures that are identified at the time of a property acquisition and incurred within a short time period after acquiring the property, and (ii) capital expenditure projects that reposition a property or result in new sources of revenue.

We have estimated unspent leasing related obligations of $22,752 as of March 31, 2016, which excludes the estimated $12,800 cost of the expansion to be constructed at an existing property referenced above.

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

As of March 31, 2016, we had leases totaling 871,373 rentable square feet that were scheduled to expire through March 31, 2017. As of April 26, 2016, tenants with leases totaling 166,068 rentable square feet, that are scheduled to expire through March 31, 2017, have notified us that they do not plan to renew their leases upon expiration and we can provide no assurance as to whether additional tenants may or may not renew their leases upon expiration.  Based upon current market conditions and tenant negotiations for leases scheduled to expire through March 31, 2017, we expect that the rental rates we are likely to achieve on new or renewed leases for space under expiring leases through March 31, 2017 will, in the aggregate and on a weighted (by annualized revenues) average basis, be modestly lower than the rates currently being paid, thereby generally resulting in lower revenue from the same space. We can provide no assurance regarding the rental rates which will result from our ongoing negotiations regarding lease renewals; also, we may experience material declines in our rental income due to vacancies upon lease expirations.  Prevailing market conditions and government tenants' needs at the time we negotiate and conclude leases will generally determine rental rates and demand for leased space in our properties, and market conditions and government tenants' needs are beyond our control.

As of March 31, 2016, lease expirations at our properties, excluding one property (one building) classified as discontinued operations, by year are as follows (dollars in thousands):

	Number	Expirations				Annualized
	of	of Leased			Cumulative	Rental		Cumulative
	Tenants	Square		Percent	Percent	Income	Percent	Percent
Year(1)	Expiring	Feet(2)		of Total	of Total	Expiring(4)	of Total	of Total
2016	35	778,890		7.5%	7.5%	$28,439	11.1%	11.1%
2017	41	824,303		7.9%	15.4%	17,257	6.7%	17.8%
2018	41	1,167,026		11.2%	26.6%	32,253	12.6%	30.4%
2019	36	1,911,715		18.3%	44.9%	48,237	18.9%	49.3%
2020	33	1,306,531		12.5%	57.4%	31,004	12.2%	61.5%
2021	25	919,553		8.8%	66.2%	17,871	7.0%	68.5%
2022	12	694,233		6.7%	72.9%	14,957	5.8%	74.3%
2023	14	536,625		5.1%	78.0%	12,382	4.8%	79.1%
2024	10	810,281		7.8%	85.8%	17,491	6.8%	85.9%
2025 and thereafter	27	1,476,972	(3)	14.2%	100.0%	35,842	14.1%	100.0%
Total	274	10,426,129		100.0%		$255,733	100.0%

Weighted average remaining lease term (in years)		5.0				4.8

(1)

The year of lease expiration is pursuant to current contract terms. Some government tenants have the right to vacate their space before the stated expirations of their leases. As of March 31, 2016, government tenants occupying approximately 10.1% of our rentable square feet and responsible for approximately 7.5% of our annualized rental income as of March 31, 2016 have currently exercisable rights to terminate their leases before the stated terms of their leases expire. Also, in 2016, 2017, 2018, 2019, 2020, 2021, 2022, 2023, 2026 and 2027, early termination rights become exercisable by other tenants who currently occupy an additional approximately 4.0%, 3.1%, 1.2%, 4.6%, 5.1%, 0.4%, 2.1%, 2.0%, 0.9% and 0.6% of our rentable square feet, respectively, and contribute an additional approximately 4.2%, 2.4%, 1.4%, 5.0%, 5.4%, 0.4%, 1.3%, 1.8%, 1.3% and 0.7% of our annualized rental income, respectively, as of March 31, 2016. In addition, as of March 31, 2016, 14 of our government tenants have currently exercisable rights to terminate their leases if their respective legislature or other funding authority does not appropriate rent amounts in their respective annual budgets. These 14 tenants occupy approximately 15.0% of our rentable square feet and contribute approximately 15.4% of our annualized rental income as of March 31, 2016.

(2)

Leased square feet is pursuant to leases existing as of March 31, 2016, and includes (i) space being fitted out for tenant occupancy pursuant to our lease agreements, if any, and (ii) space which is leased, but is not occupied or is being offered for sublease by tenants, if any.  Square feet measurements are subject to changes when space is re-measured or re-configured for new tenants.

(3)	Square footage excludes a 25,579 square foot expansion to be constructed at an existing property prior to the commencement of the lease.

(4)

Annualized rental income is calculated using the annualized contractual base rents from our tenants pursuant to our lease agreements as of March 31, 2016, plus straight line rent adjustments and estimated recurring expense reimbursements to be paid to us, and excluding lease value amortization.

Acquisition and Disposition Activities (dollar amounts in thousands)

During the three months ended March 31, 2016, we acquired one office property (one building) located in Sacramento, CA with 337,811 rentable square feet for a purchase price of $79,244, excluding acquisition costs.  We acquired this property at a capitalization rate of 7.2%.  We calculate the capitalization rate for property acquisitions as the ratio of (x) annual straight line rental income, excluding the impact of above and below market lease amortization, based on leases in effect on the acquisition date, less estimated annual property operating expenses as of the acquisition date, excluding depreciation and amortization expense, to (y) the acquisition purchase price, including the principal amount of assumed debt, if any, and excluding acquisition costs.

In March 2016, we entered into an agreement to sell an office property (one building) located in Savannah, GA with 35,228 rentable square feet and a net book value of $3,071 at March 31, 2016.  The contract sales price is $4,500, which amount is before transaction costs we may incur.  This sale is subject to conditions and is currently expected to occur in the third quarter of 2016.  We can provide no assurance that the sale of this property will occur, that the sale will not be delayed or that its terms will not change.

Also in March 2016, we entered into an agreement to sell an office property (one building) located in Falls Church, VA with 164,746 rentable square feet and a net book value of $12,282 at March 31, 2016.  The contract sales price is $14,750, which amount is before transaction costs we may incur.  This sale is subject to conditions, including the purchaser obtaining certain zoning entitlements, and is currently expected to occur in the first quarter of 2017.  We can provide no assurance that the sale of this property will occur, that the sale will not be delayed or that its terms will not change.

Our strategy related to property acquisitions and dispositions is materially unchanged from that disclosed in our Annual Report. We continue to explore and evaluate for possible acquisition additional properties that are majority leased to government tenants; however, we can provide no assurance that we will reach any agreement to acquire such properties, or that if we do reach any such agreement, that we will complete any acquisitions. Although we have not identified other properties for disposition, we expect to periodically identify properties for sale based on future changes in market conditions, changes in property performance, our expectation regarding lease renewals, our plans with regard to particular properties or alternative opportunities we may wish to pursue. Our plans for particular properties and other strategic considerations may cause us to change our acquisition and disposition strategies, and we may do so at any time and without shareholder approval.

RESULTS OF OPERATIONS (amounts in thousands, except per share amounts)

Three Months Ended March 31, 2016, Compared to Three Months Ended March 31, 2015

					Acquired Property Results(2)		Disposed Property Results(3)
	Comparable Properties Results(1)				Three Months Ended		Three Months Ended		Consolidated Results
	Three Months Ended March 31,				March 31,		March 31,		Three Months Ended March 31,
			$	%							$	%
	2016	2015	Change	Change	2016	2015	2016	2015	2016	2015	Change	Change

Rental income	$62,079	$61,126	$953	1.6%	$1,532	$—	$—	$1,533	$63,611	$62,659	$952	1.5%
Operating expenses:
Real estate taxes	7,526	7,219	307	4.3%	127	—	—	191	7,653	7,410	243	3.3%
Utility expenses	4,076	4,572	(496)	(10.8)%	98	—	—	(1)	4,174	4,571	(397)	(8.7)%
Other operating expenses	12,564	11,846	718	6.1%	347	—	—	364	12,911	12,210	701	5.7%
Total operating expenses	24,166	23,637	529	2.2%	572	—	—	554	24,738	24,191	547	2.3%
Net operating income(4)	$37,913	$37,489	$424	1.1%	$960	$—	$—	$979	38,873	38,468	405	1.1%

Other expenses:
Depreciation and amortization									18,324	17,215	1,109	6.4%
Acquisition related costs									152	6	146	2,433.3%
General and administrative									3,526	4,004	(478)	(11.9)%
Total other expenses									22,002	21,225	777	3.7%
Operating income									16,871	17,243	(372)	(2.2)%
Interest income									6	12	(6)	(50.0)%
Interest expense (including net amortization of debt premiums and discounts and debt issuance costs of $471 and $332, respectively)									(9,364)	(9,302)	(62)	0.7%
Gain on early extinguishment of debt									104	—	104	nm
Loss on issuance of shares by Select Income REIT									—	(40,771)	40,771	nm
Income (loss) from continuing operations before income taxes and equity in earnings of investees									7,617	(32,818)	40,435	(123.2)%
Income tax expense									(15)	(30)	15	(50.0)%
Equity in earnings (losses) of investees									9,934	(316)	10,250	nm
Income (loss) from continuing operations									17,536	(33,164)	50,700	(152.9)%
Loss from discontinued operations									(149)	(206)	57	(27.7)%
Net income (loss)									$17,387	$(33,370)	$50,757	nm

Weighted average common shares outstanding (basic and diluted)									71,031	70,266	765	1.1%

Per common share amounts (basic and diluted):
Income (loss) from continuing operations									$0.25	$(0.47)	$0.72	nm
Income (loss) from discontinued operations									$—	$—	$—	nm
Net income (loss)									$0.24	$(0.47)	$0.71	nm

Calculation of Funds From Operations and Normalized Funds From Operations(5)

Net income (loss)									$17,387	$(33,370)
Plus: Depreciation and amortization									18,324	17,215
Plus: FFO attributable to Select Income REIT investment									18,458	8,894
Plus: Equity in loss of Select Income REIT									—	388
Less: Equity in earnings from Select Income REIT									(9,857)	—
Funds from operations									44,312	(6,873)
Plus: Acquisition related costs									152	6
Plus: Loss on issuance of shares by Select Income REIT									—	40,771
Plus: Normalized FFO attributable to Select Income REIT investment									18,475	15,779
Less: FFO attributable to Select Income REIT investment									(18,458)	(8,894)
Less: Gain on early extinguishment of debt									(104)	—
Normalized funds from operations									$44,377	$40,789
Funds from operations per common share (basic and diluted)									$0.62	$(0.10)
Normalized funds from operations per common share (basic and diluted)									$0.62	$0.58

(1)

Comparable properties consist of 71 properties (91 buildings) we owned on March 31, 2016 and which we owned continuously since January 1, 2015, and excludes one property (one building) classified as discontinued operations.

(2)	Acquired property consists of one property (one building) we owned on March 31, 2016, which we acquired during the three months ended March 31, 2016.

(3)	Disposed property consists of one property (one building) we sold during the three months ended March 31, 2015.

(4)

The calculation of net operating income, or NOI, excludes certain components of net income (loss) in order to provide results that are more closely related to our property level results of operations. We define NOI as income from our rental of real estate less our property operating expenses. NOI excludes amortization of capitalized tenant improvement costs and leasing commissions. We consider NOI to be an appropriate supplemental measure to net income (loss) because it may help both investors and management to understand the operations of our properties. We use NOI to evaluate individual and company wide property level performance, and we believe that NOI provides useful information to investors regarding our results of operations because it reflects only those income and expense items that are generated and incurred at the property level and may facilitate comparisons of our operating performance between periods and with other REITs. NOI does not represent cash generated by operating activities in accordance with U.S. generally accepted accounting principles, or GAAP, and should not be considered as an alternative to net income (loss), operating income or cash flow from operating activities determined in accordance with GAAP or as an indicator of our financial performance or liquidity, nor is this measure necessarily indicative of sufficient cash flow to fund all of our needs. This measure should be considered in conjunction with net income (loss), operating income and cash flow from operating activities as presented in our Condensed Consolidated Statements of Comprehensive Income (Loss) and Condensed Consolidated Statements of Cash Flows. Other REITs and real estate companies may calculate NOI differently than we do.

(5)

We calculate funds from operations, or FFO, and normalized funds from operations, or Normalized FFO, as shown above. FFO is calculated on the basis defined by The National Association of Real Estate Investment Trusts, or NAREIT, which is net income (loss), calculated in accordance with GAAP, plus real estate depreciation and amortization and the difference between FFO attributable to an equity investment and equity in earnings (losses) of an equity investee but excluding impairment charges on real estate assets, carrying value adjustments of real estate assets held for sale, any gain or loss on sale of properties, as well as certain other adjustments currently not applicable to us. Our calculation of Normalized FFO differs from NAREIT's definition of FFO because we include the difference between FFO and Normalized FFO attributable to our equity investment in SIR, we include business management incentive fees, if any, only in the fourth quarter versus the quarter when they are recognized as expense in accordance with GAAP and we exclude acquisition related costs, gains or losses on early extinguishment of debt and losses on issuance of shares by SIR. We consider FFO and Normalized FFO to be appropriate measures of operating performance for a REIT, along with net income (loss), operating income and cash flow from operating activities. We believe that FFO and Normalized FFO provide useful information to investors because by excluding the effects of certain historical amounts, such as depreciation expense, FFO and Normalized FFO may facilitate a comparison of our operating performance between periods and with other REITs. FFO and Normalized FFO are among the factors considered by our Board of Trustees when determining the amount of distributions to our shareholders. Other factors include, but are not limited to, requirements to maintain our qualification for taxation as a REIT, limitations in our credit agreement and public debt covenants, the availability to us of debt and equity capital, our expectation of our future capital requirements and operating performance, our receipt of distributions from SIR and our expected needs and availability of cash to pay our obligations. FFO and Normalized FFO do not represent cash generated by operating activities in accordance with GAAP and should not be considered as alternatives to net income (loss), operating income or cash flow from operating activities, determined in accordance with GAAP or as indicators of our financial performance or liquidity, nor are these measures necessarily indicative of sufficient cash flow to fund all of our needs. These measures should be considered in conjunction with net income (loss), operating income and cash flow from operating activities as presented in our Condensed Consolidated Statements of Comprehensive Income (Loss) and Condensed Consolidated Statements of Cash Flows. Other REITs and real estate companies may calculate FFO and Normalized FFO differently than we do.

We refer to the 71 properties (91 buildings) we owned on March 31, 2016 and which we have owned continuously since January 1, 2015, excluding one property (one building) classified as discontinued operations, as comparable properties. We refer to the one property (one building) that we owned as of March 31, 2016, which we acquired during the three months ended March 31, 2016, as the acquired property. We refer to the one property (one building) that we sold during the three months ended March 31, 2015 as the disposed property.

Our condensed consolidated statements of comprehensive income (loss) for the three months ended March 31, 2016 include the operating results of the acquired property for less than the entire period, as we acquired this property during the 2016 period and exclude the operating results of the disposed property for the entire period, as we sold that property prior to January 1, 2016.  Our condensed consolidated statements of comprehensive income (loss) for the three months ended March 31, 2015 exclude the operating results of the acquired property for the entire period, as we acquired that property after March 31, 2015, and include the operating results of the disposed property for less than the entire period, as we sold that property during the 2015 period.

References to changes in the income and expense categories below relate to the comparison of consolidated results for the three month period ended March 31, 2016, compared to the three month period ended March 31, 2015.

Rental income. The increase in rental income reflects the net effect of acquired and disposed properties and an increase in rental income for comparable properties.  Rental income increased $1,532 as a result of the acquired property.  Rental income declined $1,533 as a result of the disposed property.  Rental income for comparable properties increased $953 due primarily to an increase in occupied space at certain of our properties in the 2016 period.  Rental income includes non-cash straight line rent adjustments totaling $149 in the 2016 period and $663 in the 2015 period, and amortization of acquired leases and assumed lease obligations totaling ($307) in the 2016 period and ($278) in the 2015 period.

Real estate taxes. The increase in real estate taxes reflects the net effect of acquired and disposed properties and an increase in real estate taxes for comparable properties. Real estate taxes increased $127 as a result of the acquired property.  Real estate taxes declined $191 as a result of the disposed property.  Real estate taxes for comparable properties increased $307 due primarily to the effect of higher real estate tax valuation assessments at certain of our properties in the 2016 period.

Utility expenses. The decrease in utility expenses reflects the net effect of acquired and disposed properties and a decrease in utility expenses for comparable properties. Utility expenses increased $98 as a result of the acquired property.  Utility expenses increased $1 as a result of the disposed property.  Utility expenses at comparable properties declined $496 primarily due to warmer temperatures experienced in certain parts of the United States during the 2016 period compared to the 2015 period.

Other operating expenses. Other operating expenses consist of salaries and benefit costs of property level personnel, repairs and maintenance expense, cleaning expense, other direct costs of operating our properties, and property management fees, net of amortization of the liability we recorded in connection with our June 2015 acquisition of shares of The RMR Group Inc., or RMR Inc. (see Note 10 to our condensed consolidated financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q). The increase in other operating expenses reflects the net effect of acquired and disposed properties and an increase in expenses for comparable properties. Other operating expenses increased $347 as a result of the acquired property.  Other operating expenses declined $364 as a result of the disposed property.  Other operating expenses at comparable properties increased $718 primarily as a result of higher repair and maintenance costs partially offset by lower snow removal costs at certain of our properties during the 2016 period.

Depreciation and amortization. The increase in depreciation and amortization reflects the effect of property acquisitions, and improvements made to certain of our properties since January 1, 2015, partially offset by the effect of certain assets becoming fully depreciated. Depreciation and amortization increased $1,262 as a result of the acquired property.  Depreciation and amortization at comparable properties declined $153 due primarily to certain depreciable leasing related assets becoming fully depreciated in 2015 and 2016, partially offset by depreciation and amortization of improvements made to certain of our properties after January 1, 2015.

Acquisition related costs. Acquisition related costs in both the 2016 and 2015 periods include legal and due diligence costs incurred in connection with our property acquisitions and other investment activity.

General and administrative. General and administrative expenses consist of fees pursuant to our business management agreement, net of amortization of the liability we recorded in connection with our June 2015 acquisition of RMR Inc. shares (see Note 10 to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q), equity compensation expense, legal and accounting fees, Trustees’ fees and expenses, securities listing and transfer agency fees and other costs relating to our status as a publicly traded company. The decrease in general and administrative expenses primarily reflects the decrease in legal and accounting fees during the 2016 period.

Interest income. The decrease in interest income is primarily the result of a smaller amount of investable cash in the 2016 period compared to the 2015 period.

Interest expense. The increase in interest expense reflects higher average outstanding debt balances and higher weighted average interest rates on those borrowings during the 2016 period compared to the 2015 period.

Gain on early extinguishment of debt.  We recorded a net $104 gain on early extinguishment of debt in the 2016 period in connection with the prepayment of two mortgage notes.

Loss on issuance of shares by Select Income REIT. Loss on issuance of shares by SIR is a result of the issuance of common shares by SIR at prices below our then per share carrying value of our SIR common shares during the 2015 period.

Income tax expense. The decrease in income tax expense reflects lower operating income in certain jurisdictions in the 2016 period that is subject to state income taxes.

Equity in earnings (losses) of investees. Equity in earnings (losses) of investees represents our proportionate share of earnings from our investments in SIR and Affiliates Insurance Company, or AIC.

Loss from discontinued operations. Loss from discontinued operations reflects operating results for one property (one building) included in discontinued operations as of March 31, 2016.

Net income (loss). Our net income increased in the 2016 period compared to the 2015 period as a result of the changes noted above.

LIQUIDITY AND CAPITAL RESOURCES

Our Operating Liquidity and Resources (dollar amounts in thousands)

Our principal sources of funds to meet operating and capital expenses, debt service obligations and pay distributions on our common shares are the operating cash flow we generate as rental income from our properties, the distributions we receive from our investment in SIR and borrowings under our unsecured revolving credit facility. We believe that these sources of funds will be sufficient to meet our operating and capital expenses and debt service obligations and pay distributions on our common shares for the next 12 months and for the foreseeable future thereafter. Our future cash flows from operating activities will depend primarily upon:

•	our ability to maintain or increase the occupancy of, and the rental rates at, our properties;

•	our ability to control operating expenses at our properties;

•	our ability to purchase additional properties which produce cash flows from operations in excess of our cost of acquisition capital and property operating expenses; and

•	our receipt of distributions from our investment in SIR.

Our future purchases of properties cannot be accurately projected because such purchases depend upon purchase opportunities which come to our attention and our ability to successfully conclude the acquisitions. We generally do not intend to purchase “turn around” properties, or properties which do not generate positive cash flows.

Our changes in cash flows for the three months ended March 31, 2016 compared to the same period in 2015 were as follows: (i) cash provided by operating activities increased from $28,248 in 2015 to $31,212 in 2016; (ii) cash used in investing activities increased from $56,624 in 2015 to $80,866 in 2016; and (iii) cash provided by financing activities increased from $24,122 in 2015 to $56,567 in 2016.

The increase in cash provided by operating activities for the three month period ended March 31, 2016 as compared to the corresponding prior year period primarily reflects an increase in property net operating income and an increase in distributions of earnings received from our investment in SIR common shares, partially offset by unfavorable changes in working capital in the 2016 period. The increase in cash used in investing activities for the three month period ended March 31, 2016 as compared to the corresponding prior year period was due primarily to an increase in acquisition activity in the 2016 period versus disposition activity in the 2015 period, partially offset by our investment in SIR in the 2015 period and by a decrease in distributions in excess of earnings from our investment in SIR in the 2016 period. The increase in cash provided by financing activities for the three month period ended March 31, 2016 as compared to the corresponding prior year period was due primarily to an increase in net borrowings to fund higher net investment activity in the 2016 period, partially offset by the repayment of mortgage debt.

Our Investment and Financing Liquidity and Resources (dollar amounts in thousands, except per share and per square foot amounts)

In order to fund acquisitions and to meet cash needs that may result from our desire or need to make distributions or pay operating or capital expenses, we maintain a $750,000 unsecured revolving credit facility. The maturity date of our unsecured revolving credit facility is January 31, 2019 and, subject to the payment of an extension fee and meeting other conditions, we have an option to extend the stated maturity date of our unsecured revolving credit facility by one year to January 31, 2020. We are required to pay interest at a rate of LIBOR plus a premium, which was 125 basis points per annum at March 31, 2016, on the amount outstanding under our unsecured revolving credit facility. We also pay a facility fee on the total amount of lending commitments under our unsecured revolving credit facility, which was 25 basis points per annum at March 31, 2016. Both the interest rate premium and the facility fee are subject to adjustment based upon changes to our credit ratings. We can borrow, repay and reborrow funds available under our unsecured revolving credit facility until maturity, and no principal repayment is due until maturity. As of March 31, 2016, the annual interest rate payable on borrowings under our unsecured revolving credit facility was 1.6%. As of March 31, 2016 and April 26, 2016, we had $311,000 and $303,000, respectively, outstanding and $439,000 and $447,000, respectively, available to borrow under our unsecured revolving credit facility.

Our $750,000 unsecured revolving credit facility is governed by a credit agreement with a syndicate of institutional lenders, which also governs our two unsecured term loans:

•

Our $300,000 unsecured term loan, which matures on March 31, 2020, is prepayable without penalty at any time. We are required to pay interest at LIBOR plus a premium, which was 140 basis points per annum at March 31, 2016, on the amount outstanding under our $300,000 unsecured term loan.  The interest rate premium is subject to adjustment based upon changes to our credit ratings.  As of March 31, 2016, the annual interest rate for the amount outstanding under our $300,000 unsecured term loan was 1.8%.

•

Our $250,000 unsecured term loan, which matures on March 31, 2022, is prepayable at any time. If our $250,000 unsecured term loan is repaid on or prior to November 21, 2016, a prepayment premium of 1.0% of the amount repaid would be payable. Subsequent to November 21, 2016, no prepayment premium would be payable. We are required to pay interest at LIBOR plus a premium, which was 180 basis points per annum at March 31, 2016, on the amount outstanding under our $250,000 unsecured term loan.  The interest rate premium is subject to adjustment based upon changes to our credit ratings.  As of March 31, 2016, the annual interest rate for the amount outstanding under our $250,000 unsecured term loan was 2.2%.

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

None of our unsecured debt obligations require sinking fund payments prior to their maturity dates.  Our $28,592 in mortgage debts generally require monthly payments of principal and interest through maturity.

In addition to our debt obligations, as of March 31, 2016, we have estimated unspent leasing related obligations of $22,752, which excludes the estimated $12,800 cost of the expansion to be constructed at an existing property.  Our debt maturities (other than our unsecured revolving credit facility) are as follows: $1,084 in 2016, $1,549 in 2017, $1,671 in 2018, $359,439 in 2019, $301,619 in 2020 and $263,230 thereafter.

We currently expect to use cash balances, borrowings under our unsecured revolving credit facility, net proceeds from our property sales, distributions received from our investment in SIR, assumption of mortgage debt and net proceeds from offerings of equity or debt securities to fund our future operations, capital expenditures, distributions to our shareholders and property acquisitions. When significant amounts are outstanding under our unsecured revolving credit facility or the maturity date of our unsecured revolving credit facility, unsecured term loans, senior unsecured notes, mortgage notes or our other debts approach, we intend to explore alternatives for repaying or refinancing such amounts. Such alternatives may include incurring additional term debt, issuing equity or debt securities, extending the maturity date of our unsecured revolving credit facility and entering into a new revolving credit facility. We may assume additional mortgage debt in connection with our acquisition of properties or elect to place new mortgages on properties we own as a source of financing. Although we cannot provide assurance that we will be successful in consummating any particular type of financing, we believe that we will have access to financing, such as debt and equity offerings, to fund future acquisitions and capital expenditures and to pay our obligations. We currently have an effective shelf registration statement that allows us to issue public securities on an expedited basis, but it does not assure that there will be buyers for such securities.

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

On February 25, 2016, we paid a regular quarterly distribution to common shareholders of record on January 22, 2016 of $0.43 per share, or approximately $30,584.  We funded this distribution using cash on hand and borrowings under our unsecured revolving credit facility. On April 13, 2016, we declared a regular quarterly distribution payable to common shareholders of record on April 25, 2016 of $0.43 per share, or approximately $30,584. We expect to pay this distribution on or about May 23, 2016 using cash on hand and borrowings under our unsecured revolving credit facility.

In February 2016, we repaid, at par, a $23,473 mortgage note requiring annual interest at 6.21% which was secured by one office property (one building) located in Landover, MD using cash on hand and borrowings under our unsecured revolving credit facility. This mortgage note was scheduled to mature in August 2016.

In March 2016, we repaid, at par, an $83,000 mortgage note requiring annual interest at 5.55% which was secured by one office property (two buildings) located in Reston, VA using cash on hand and borrowings under our unsecured revolving credit facility.  This mortgage note was scheduled to mature in April 2016.

In April 2016, we exercised our option to purchase for $1,623 an adjacent land parcel at one of our existing properties in Atlanta, GA. We expect this transaction to close during the third quarter of 2016 and expect to fund this purchase using cash on hand.

Off Balance Sheet Arrangements

As of March 31, 2016, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Debt Covenants (dollars in thousands)

Our principal debt obligations at March 31, 2016 consisted of borrowings under our $750,000 unsecured revolving credit facility, our $300,000 unsecured term loan, our $250,000 unsecured term loan, $350,000 of publicly issued senior unsecured notes and three secured mortgage notes that were assumed in connection with certain of our acquisitions. Our publicly issued senior unsecured notes are governed by an indenture.  Our senior unsecured notes indenture and its supplement and the credit agreement for our unsecured revolving credit facility and our two unsecured term loans provide for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, such as, in the case of our credit agreement, a change of control of us, which includes The RMR Group LLC, or RMR LLC, ceasing to act as our business manager and property manager. Our senior unsecured notes indenture and its supplement and our credit agreement also contain a number of covenants which generally restrict our ability to incur debts, including debts secured by mortgages on our properties, in excess of calculated amounts, require us to maintain various financial ratios, and, in the case of our credit agreement, restrict our ability to make distributions under certain circumstances. Our mortgage notes are non-recourse, subject to certain limited exceptions, and do not contain any material financial covenants.  As of March 31, 2016, we believe we were in compliance with the terms and conditions of our respective covenants under our senior unsecured notes indenture and its supplement and our credit agreement.

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

Related Person Transactions

We have relationships and historical and continuing transactions with RMR LLC, SIR and others related to them.  For example, we have no employees and the personnel and various services we require to operate our business are provided to us by RMR LLC pursuant to management agreements; RMR Inc. is the managing member of RMR LLC and we own shares of class A common stock of RMR Inc. and the controlling shareholder of RMR Inc., ABP Trust, is owned by our Managing Trustees. Also, we own common shares of SIR; and we and six other companies to which RMR LLC provides management services own in equal amounts AIC, an insurance company, and we participate in a combined property insurance program arranged and reinsured in part by AIC. For further information about these and other such relationships and related person transactions, please see Notes 10 and 11 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference, our Annual Report, our definitive Proxy Statement for our 2016 Annual Meeting of Shareholders and our other filings with the Securities and Exchange Commission, or SEC.  In addition, please see the section captioned “Risk Factors” of our Annual Report for a description of risks that may arise as a result of these and other related person transactions and relationships.  Our filings with the SEC and copies of certain of our agreements with these related parties are publicly available as exhibits to our public filings with the SEC and accessible at the SEC’s website, www.sec.gov.  We may engage in additional transactions with related persons, including companies to which RMR LLC or its affiliates provide management services.

Item 3. Quantitative and Qualitative Disclosures About Market Risk (dollar amounts in thousands)

We are exposed to risks associated with market changes in interest rates. We manage our exposure to this market risk by monitoring available financing alternatives. Our strategy to manage exposure to changes in interest rates has not materially changed since December 31, 2015. Other than as described below, we do not currently foresee any significant changes in our exposure to fluctuations in interest rates or in how we manage this exposure in the near future.

Fixed Rate Debt

At March 31, 2016, our outstanding fixed rate debt consisted of the following:

		Annual	Annual		Interest
	Principal	Interest	Interest		Payments
Debt	Balance(1)	Rate(1)	Expense(1)	Maturity	Due
Senior unsecured notes	$350,000	3.75%	$13,307	2019	Semi-annually
Mortgage	14,104	5.88%	841	2021	Monthly
Mortgage	8,669	7.00%	615	2019	Monthly
Mortgage	5,819	8.15%	481	2021	Monthly
	$378,592		$15,244

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

Our senior unsecured notes require semi-annual interest payments through maturity.  Our mortgages generally require principal and interest payments through maturity pursuant to amortization schedules.  Because these debts require interest at a fixed rate, changes in market interest rates during the term of these debts will not affect our interest obligations.  If these debts were refinanced at interest rates which are 100 basis points higher or lower than shown above, our per annum interest cost would increase or decrease, respectively, by approximately $3,821.

Changes in market interest rates would affect the fair value of our fixed rate debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt.  Based on the balances outstanding at March 31, 2016, and discounted cash flow analysis through the respective maturity dates, and assuming no other changes in factors that may affect the fair value of our fixed rate debt obligations, a hypothetical immediate 100 basis point increase in interest rates would change the fair value of those obligations by approximately $6,300.

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

Floating Rate Debt

At March 31, 2016, our floating rate debt consisted of $311,000 outstanding under our $750,000 unsecured revolving credit facility, our $300,000 unsecured term loan and our $250,000 unsecured term loan. Our unsecured revolving credit facility matures in January 2019 and, subject to the payment of an extension fee and our meeting certain other conditions, we have the option to extend the stated maturity by one year to January 2020. No principal repayments are required under our unsecured revolving credit facility or our unsecured term loans prior to maturity, and we can borrow, repay and reborrow funds available under our unsecured revolving credit facility, subject to conditions, at any time without penalty. Our $300,000 unsecured term loan matures on March 31, 2020. Our $250,000 unsecured term loan matures on March 31, 2022. Amounts outstanding under our unsecured term loans may be repaid at any time, but after they are repaid amounts may not be redrawn. Our $300,000 unsecured term loan may be repaid without penalty at any time. If our $250,000 unsecured term loan is repaid on or prior to November 21, 2016, a prepayment premium of 1.0% of the amount repaid would be incurred.  Subsequent to November 21, 2016, no prepayment premium would be incurred.

Borrowings under our $750,000 unsecured revolving credit facility and unsecured term loans are in U.S. dollars and require interest at a rate of LIBOR plus premiums that are subject to adjustment based upon changes to our credit ratings. Accordingly, we are vulnerable to changes in U.S. dollar based short term rates, specifically LIBOR. In addition, upon renewal or refinancing of our unsecured revolving credit facility or unsecured term loans, we are vulnerable to increases in interest rate premiums due to market conditions or our perceived credit characteristics. Generally, a change in interest rates would not affect the value of our floating rate debt but would affect our operating results.

The following table presents the impact a 100 basis point increase in interest rates would have on our annual floating rate interest expense as of March 31, 2016:

	Impact of Changes in Interest Rates
	Annual	Outstanding	Total Interest	Annual Earnings
	Interest Rate(1)	Debt	Expense Per Year	Per Share Impact(2)

At March 31, 2016	1.9%	$861,000	$16,586	$0.23
100 bps increase	2.9%	$861,000	$25,316	$0.36

(1)	Weighted based on the respective interest rates and outstanding borrowings under our unsecured revolving credit facility and unsecured term loans as of March 31, 2016.
(2)	Based on the weighted average shares outstanding (diluted) for the three months ended March 31, 2016.

The following table presents the impact a 100 basis point increase in interest rates would have on our annual floating rate interest expense as of March 31, 2016 if we were fully drawn on our unsecured revolving credit facility and our unsecured term loans remained outstanding:

	Impact of Changes in Interest Rates
	Annual	Outstanding	Total Interest	Annual Earnings
	Interest Rate(1)	Debt	Expense Per Year	Per Share Impact(2)

At March 31, 2016	1.8%	$1,300,000	$23,725	$0.33
100 bps increase	2.8%	$1,300,000	$36,906	$0.52

(1)	Weighted based on the respective interest rates and outstanding borrowings under our unsecured revolving credit facility (assuming fully drawn) and our unsecured term loans as of March 31, 2016.
(2)	Based on the weighted average shares outstanding (diluted) for the three months ended March 31, 2016.

The foregoing tables show the impact of an immediate change in floating interest rates as of March 31, 2016.  If interest rates were to change gradually over time, the impact would be spread over time. Our exposure to fluctuations in floating interest rates will increase or decrease in the future with increases or decreases in the outstanding amount under our unsecured revolving credit facility, our unsecured term loans or our other floating rate debt, if any. Although we have no present plans to do so, we may in the future enter into hedge arrangements from time to time to mitigate our exposure to changes in interest rates.

Item 4.  Controls and Procedures

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Managing Trustees, our President and Chief Operating Officer and our Treasurer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Managing Trustees, our President and Chief Operating Officer and our Treasurer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

WARNING CONCERNING FORWARD LOOKING STATEMENTS

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS STATEMENTS THAT CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER SECURITIES LAWS.  ALSO, WHENEVER WE USE WORDS SUCH AS “BELIEVE”, “EXPECT”, “ANTICIPATE”, “INTEND”, “PLAN”, “ESTIMATE”, “MAY” OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS.  THESE FORWARD LOOKING STATEMENTS ARE BASED UPON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, BUT FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR.  FORWARD LOOKING STATEMENTS IN THIS REPORT RELATE TO VARIOUS ASPECTS OF OUR BUSINESS, INCLUDING:

•	OUR ACQUISITIONS AND SALES OF PROPERTIES,

•	OUR ABILITY TO COMPETE FOR ACQUISITIONS AND TENANCIES EFFECTIVELY,

•

THE LIKELIHOOD THAT OUR TENANTS WILL PAY RENT, RENEW LEASES, ENTER INTO NEW LEASES, NOT EXERCISE EARLY TERMINATION OPTIONS PURSUANT TO THEIR LEASES OR BE AFFECTED BY CYCLICAL ECONOMIC CONDITIONS OR GOVERNMENT BUDGET CONSTRAINTS,

•	OUR ABILITY TO PAY DISTRIBUTIONS TO OUR SHAREHOLDERS AND THE AMOUNT OF SUCH DISTRIBUTIONS,

•	OUR EXPECTATION THAT WE BENEFIT FINANCIALLY FROM OUR OWNERSHIP INTEREST IN SIR,

•	OUR POLICIES AND PLANS REGARDING INVESTMENTS, FINANCINGS AND DISPOSITIONS,

•	THE FUTURE AVAILABILITY OF BORROWINGS UNDER OUR UNSECURED REVOLVING CREDIT FACILITY,

•	OUR EXPECTATION THAT THERE WILL BE OPPORTUNITIES FOR US TO ACQUIRE, AND THAT WE WILL ACQUIRE, ADDITIONAL PROPERTIES THAT ARE MAJORITY LEASED TO GOVERNMENT TENANTS,

•	OUR EXPECTATIONS REGARDING DEMAND FOR LEASED SPACE BY THE U.S. GOVERNMENT AND STATE AND LOCAL GOVERNMENTS,

•	OUR ABILITY TO RAISE EQUITY OR DEBT CAPITAL,

•	OUR ABILITY TO PAY INTEREST ON AND PRINCIPAL OF OUR DEBT,

•	OUR ABILITY TO APPROPRIATELY BALANCE OUR DEBT AND EQUITY CAPITAL,

•	OUR CREDIT RATINGS,

•	OUR EXPECTATION THAT WE BENEFIT FROM OUR OWNERSHIP OF RMR INC.,

•	OUR EXPECTATION THAT WE BENEFIT FROM OUR OWNERSHIP OF AIC AND FROM OUR PARTICIPATION IN INSURANCE PROGRAMS ARRANGED BY AIC,

•	THE CREDIT QUALITIES OF OUR TENANTS,

•	OUR QUALIFICATION FOR TAXATION AS A REAL ESTATE INVESTMENT TRUST, OR REIT, AND

•	OTHER MATTERS.

OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY OUR FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS.  FACTORS THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FORWARD LOOKING STATEMENTS AND UPON OUR BUSINESS, RESULTS OF OPERATIONS, FINANCIAL CONDITION, FFO, NORMALIZED FFO, NOI, CASH BASIS NOI, CASH FLOWS, LIQUIDITY AND PROSPECTS INCLUDE, BUT ARE NOT LIMITED TO:

•	THE IMPACT OF CHANGES IN THE ECONOMY AND THE CAPITAL MARKETS ON US AND OUR TENANTS,

•	COMPETITION WITHIN THE REAL ESTATE INDUSTRY, PARTICULARLY WITH RESPECT TO THOSE MARKETS IN WHICH OUR PROPERTIES ARE LOCATED AND WITH RESPECT TO GOVERNMENT TENANCIES,

•	THE IMPACT OF CHANGES IN THE REAL ESTATE NEEDS AND FINANCIAL CONDITIONS OF THE U.S. GOVERNMENT AND STATE AND LOCAL GOVERNMENTS,

•	COMPLIANCE WITH, AND CHANGES TO, FEDERAL, STATE AND LOCAL LAWS AND REGULATIONS, ACCOUNTING RULES, TAX LAWS AND SIMILAR MATTERS,

•	ACTUAL AND POTENTIAL CONFLICTS OF INTEREST WITH OUR RELATED PARTIES, INCLUDING OUR MANAGING TRUSTEES, RMR LLC, RMR INC., SIR, AIC AND OTHERS AFFILIATED WITH THEM,

•	LIMITATIONS IMPOSED ON OUR BUSINESS AND OUR ABILITY TO SATISFY COMPLEX RULES IN ORDER FOR US TO QUALIFY FOR TAXATION AS A REIT FOR U.S. FEDERAL INCOME TAX PURPOSES, AND

•	ACTS OF TERRORISM, OUTBREAKS OF SO CALLED PANDEMICS OR OTHER MANMADE OR NATURAL DISASTERS BEYOND OUR CONTROL.

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

•	WE HAVE THE OPTION TO EXTEND THE MATURITY DATE OF OUR UNSECURED REVOLVING CREDIT FACILITY UPON PAYMENT OF A FEE AND MEETING OTHER CONDITIONS. HOWEVER, THE APPLICABLE CONDITIONS MAY NOT BE MET,

•

THE BUSINESS MANAGEMENT AND PROPERTY MANAGEMENT AGREEMENTS BETWEEN US AND RMR LLC HAVE CONTINUING 20 YEAR TERMS.  HOWEVER, THOSE AGREEMENTS INCLUDE TERMS WHICH PERMIT EARLY TERMINATION IN CERTAIN CIRCUMSTANCES.  ACCORDINGLY, THERE CAN BE NO ASSURANCE THAT THESE AGREEMENTS WILL REMAIN IN EFFECT FOR CONTINUING 20 YEAR TERMS OR FOR SHORTER TERMS,

•

WE BELIEVE THAT OUR RELATIONSHIPS WITH OUR RELATED PARTIES, INCLUDING RMR LLC, RMR INC., SIR, AIC AND OTHERS AFFILIATED WITH THEM MAY BENEFIT US AND PROVIDE US WITH COMPETITIVE ADVANTAGES IN OPERATING AND GROWING OUR BUSINESS. IN FACT, THE ADVANTAGES WE BELIEVE WE MAY REALIZE FROM THESE RELATIONSHIPS MAY NOT MATERIALIZE,

•

THE PREMIUMS USED TO DETERMINE THE INTEREST RATE PAYABLE ON OUR UNSECURED REVOLVING CREDIT FACILITY AND UNSECURED TERM LOANS AND THE FACILITY FEE PAYABLE ON OUR UNSECURED REVOLVING CREDIT FACILITY ARE BASED ON OUR CREDIT RATINGS.  FUTURE CHANGES IN OUR CREDIT RATINGS MAY CAUSE THE INTEREST AND FEES WE PAY TO INCREASE,

•	SIR MAY REDUCE THE AMOUNT OF ITS DISTRIBUTIONS TO ITS SHAREHOLDERS, INCLUDING US,

•

WE MAY BE UNABLE TO SELL OUR SIR COMMON SHARES FOR AN AMOUNT EQUAL TO OUR CARRYING VALUE OF THOSE SHARES AND ANY SUCH SALE MAY BE AT A DISCOUNT TO MARKET PRICE BECAUSE OF THE LARGE SIZE OF OUR SIR HOLDINGS OR OTHERWISE; WE MAY REALIZE A LOSS ON OUR INVESTMENT IN OUR SIR SHARES, AND

•

WE CURRENTLY EXPECT TO SPEND APPROXIMATELY $12.8 MILLION TO REDEVELOP AND EXPAND AN EXISTING PROPERTY IN CONNECTION WITH A NEW LEASE AGREEMENT.  IN ADDITION, AS OF MARCH 31, 2016, WE HAVE ESTIMATED UNSPENT LEASING RELATED OBLIGATIONS OF $22.8 MILLION, WHICH EXCLUDES THE ESTIMATED DEVELOPMENT COSTS NOTED IN THE PRECEDING SENTENCE. IT IS DIFFICULT TO ACCURATELY ESTIMATE DEVELOPMENT COSTS.  THIS DEVELOPMENT PROJECT AND OUR UNSPENT LEASING RELATED OBLIGATIONS MAY COST MORE OR LESS AND MAY TAKE LONGER TO COMPLETE THAN WE CURRENTLY EXPECT, AND WE MAY INCUR INCREASING AMOUNTS FOR THESE AND SIMILAR MATTERS IN THE FUTURE.

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

Part II.   Other Information

Item 1A.  Risk Factors

There have been no material changes to risk factors from those we previously disclosed in our Annual Report.

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

4.4

Registration Rights and Lock-Up Agreement, dated June 5, 2015, among the Company, ABP Trust, Barry M. Portnoy and Adam D. Portnoy. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 5, 2015.)

12.1	Computation of Ratio of Earnings to Fixed Charges. (Filed herewith.)

31.1	Rule 13a-14(a) Certification. (Filed herewith.)

31.2	Rule 13a-14(a) Certification. (Filed herewith.)

31.3	Rule 13a-14(a) Certification. (Filed herewith.)

31.4	Rule 13a-14(a) Certification. (Filed herewith.)

32.1	Section 1350 Certification. (Furnished herewith.)

101.1

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements, tagged as blocks of text and in detail. (Filed herewith.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOVERNMENT PROPERTIES INCOME TRUST

By:	/s/ David M. Blackman
David M. Blackman President and Chief Operating Officer Dated: April 28, 2016

By:	/s/ Mark L. Kleifges
Mark L. Kleifges Treasurer and Chief Financial Officer (principal financial and accounting officer) Dated: April 28, 2016