Form 10-Q
period 2016-09-30
GOVERNMENT PROPERTIES INCOME TRUST
filed 2016-10-27
CIK 1456772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Number of registrant’s common shares of beneficial interest, $.01 par value per share, outstanding as of October 25, 2016: 71,178,999

GOVERNMENT PROPERTIES INCOME TRUST

FORM 10-Q

September 30, 2016

References in this Quarterly Report on Form 10-Q to “the Company”, “GOV”, ”we”, “us” or “our” include Government Properties Income Trust and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

PART I.       Financial Information

Item 1.  Financial Statements

GOVERNMENT PROPERTIES INCOME TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)
(unaudited)

	September 30,	December 31,
	2016	2015
ASSETS
Real estate properties:
Land	$259,416	$253,058
Buildings and improvements	1,528,585	1,443,074
Total real estate properties, gross	1,788,001	1,696,132
Accumulated depreciation	(285,974)	(255,879)
Total real estate properties, net	1,502,027	1,440,253

Equity investment in Select Income REIT	491,973	491,369
Assets of discontinued operations	12,490	12,468
Assets of property held for sale	—	3,098
Acquired real estate leases, net	105,499	118,267
Cash and cash equivalents	13,749	8,785
Restricted cash	514	1,022
Rents receivable, net	49,350	45,269
Deferred leasing costs, net	20,012	14,299
Other assets, net	69,456	33,680
Total assets	$2,265,070	$2,168,510

LIABILITIES AND SHAREHOLDERS’ EQUITY
Unsecured revolving credit facility	$25,000	$117,000
Unsecured term loans, net	547,000	546,490
Senior unsecured notes, net	646,551	345,809
Mortgage notes payable, net	28,250	136,299
Liabilities of discontinued operations	61	54
Liabilities of property held for sale	—	43
Accounts payable and other liabilities	52,237	50,543
Due to related persons	3,974	2,886
Assumed real estate lease obligations, net	11,257	12,735
Total liabilities	1,314,330	1,211,859

Commitments and contingencies

Shareholders’ equity:
Common shares of beneficial interest, $.01 par value: 100,000,000 shares authorized, 71,178,999 and 71,126,308 shares issued and outstanding, respectively	712	711
Additional paid in capital	1,473,557	1,472,482
Cumulative net income	84,264	38,486
Cumulative other comprehensive income (loss)	24,127	(14,867)
Cumulative common distributions	(631,920)	(540,161)
Total shareholders’ equity	950,740	956,651
Total liabilities and shareholders’ equity	$2,265,070	$2,168,510

See accompanying notes.

GOVERNMENT PROPERTIES INCOME TRUST
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(amounts in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Rental income	$64,478	$62,092	$192,150	$186,864

Expenses:
Real estate taxes	7,591	7,735	22,810	22,819
Utility expenses	5,483	5,194	13,330	13,788
Other operating expenses	13,854	12,281	40,031	36,659
Depreciation and amortization	18,404	17,161	54,713	51,675
Acquisition related costs	147	270	363	459
General and administrative	3,816	3,714	11,350	11,431
Total expenses	49,295	46,355	142,597	136,831

Operating income	15,183	15,737	49,553	50,033
Dividend income	304	—	667	—
Interest income	47	2	63	14
Interest expense (including net amortization of debt premium and discounts and debt issuance costs of $805, $360, $2,024 and $1,020, respectively)	(12,608)	(9,137)	(32,286)	(27,894)
Gain on early extinguishment of debt	—	34	104	34
Gain (loss) on issuance of shares by Select Income REIT	72	(21)	88	(42,145)
Loss on impairment of Select Income REIT investment	—	—	—	(203,297)
Income (loss) from continuing operations before income taxes
and equity in earnings of investees	2,998	6,615	18,189	(223,255)
Income tax (expense) benefit	(13)	13	(63)	(49)
Equity in earnings of investees	8,668	10,294	28,002	16,072
Income (loss) from continuing operations	11,653	16,922	46,128	(207,232)
Loss from discontinued operations	(154)	(11)	(429)	(390)
Income (loss) before gain on sale of property	11,499	16,911	45,699	(207,622)
Gain on sale of property	79	—	79	—
Net income (loss)	11,578	16,911	45,778	(207,622)

Other comprehensive income (loss)
Unrealized gain on investment in available for sale securities	8,463	—	28,571	—
Equity in unrealized gain (loss) of investees	3,273	(355)	10,423	(166)
Other comprehensive income (loss)	11,736	(355)	38,994	(166)
Comprehensive income (loss)	$23,314	$16,556	$84,772	$(207,788)

Weighted average common shares outstanding (basic)	71,054	71,004	71,041	70,589
Weighted average common shares outstanding (diluted)	71,084	71,021	71,064	70,589

Per common share amounts (basic and diluted):
Income (loss) from continuing operations	$0.16	$0.24	$0.65	$(2.94)
Loss from discontinued operations	$—	$—	$(0.01)	$(0.01)
Net income (loss)	$0.16	$0.24	$0.64	$(2.94)

See accompanying notes.

GOVERNMENT PROPERTIES INCOME TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	Nine Months Ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$45,778	$(207,622)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation	31,611	29,115
Net amortization of debt premiums and discounts and debt issuance costs	2,024	1,020
Gain on sale of property	(79)	—
Gain on early extinguishment of debt	(104)	(34)
Straight line rental income	(1,789)	(2,820)
Amortization of acquired real estate leases	21,948	21,771
Amortization of deferred leasing costs	2,343	1,387
Other non-cash (income) expense, net	500	1,288
Equity in earnings of investees	(28,002)	(16,072)
(Gain) loss on issuance of shares by Select Income REIT	(88)	42,145
Loss on impairment of Select Income REIT investment	—	203,297
Distributions of earnings from Select Income REIT	25,676	18,850
Change in assets and liabilities:
Restricted cash	508	950
Deferred leasing costs	(7,998)	(2,408)
Rents receivable	(126)	456
Other assets	(1,466)	(865)
Accounts payable and accrued expenses	(150)	(1,037)
Due to related persons	1,088	(368)
Net cash provided by operating activities	91,674	89,053
CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate acquisitions and deposits	(83,705)	—
Real estate improvements	(23,357)	(9,746)
Investment in Select Income REIT	—	(95,821)
Investment in The RMR Group Inc.	—	(6,467)
Distributions in excess of earnings from Select Income REIT	11,951	15,721
Proceeds from sale of properties, net	263	30,520
Net cash used in investing activities	(94,848)	(65,793)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of mortgage notes payable	(107,562)	(48,476)
Proceeds from issuance of senior unsecured notes	310,000	—
Borrowings on unsecured revolving credit facility	254,000	165,000
Repayments on unsecured revolving credit facility	(346,000)	(51,000)
Payment of debt issuance costs	(10,229)	(21)
Repurchase of common shares	(312)	(174)
Distributions to common shareholders	(91,759)	(91,074)
Net cash provided by (used in) financing activities	8,138	(25,745)
Increase (decrease) in cash and cash equivalents	4,964	(2,485)
Cash and cash equivalents at beginning of period	8,785	13,791
Cash and cash equivalents at end of period	$13,749	$11,306

Supplemental cash flow information:
Interest paid	$32,599	$30,107
Income taxes paid	$94	$143
Non-cash investing activities:
Investment in The RMR Group Inc. paid in common shares	$—	$13,545
Sale of property	$3,600	$—
Mortgage note receivable related to sale of property	$(3,600)	$—
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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires that entities use a new forward looking “expected loss” model that generally will result in the earlier recognition of allowance for credit losses. The measurement of expected credit losses is based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. ASU No. 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. We are currently assessing the potential impact that adoption of ASU No. 2016-13 will have in our condensed consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which clarifies how companies present and classify certain cash receipts and cash payments in the statement of cash flows. ASU No. 2016-15 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We are currently assessing the potential impact that adoption of ASU No. 2016-15 will have in our condensed consolidated financial statements.

Note 3.    Weighted Average Common Shares

The following table provides a reconciliation of the weighted average number of common shares used in the calculation of basic and diluted earnings per share (in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2016	2015	2016	2015
Weighted average common shares for basic earnings per share	71,054	71,004	71,041	70,589
Effect of dilutive securities: unvested share awards	30	17	23	—
Weighted average common shares for diluted earnings per share	71,084	71,021	71,064	70,589

Note 4.   Real Estate Properties

As of September 30, 2016, we owned 71 properties (91 buildings), with an undepreciated carrying value of $1,788,001, excluding one property (one building) classified as discontinued operations with an undepreciated carrying value of $12,260. We generally lease space at our properties on a gross lease or modified gross lease basis pursuant to fixed term contracts expiring between 2016 and 2032.  Our leases generally require us to pay all or some property operating expenses and to provide all or most property management services.  During the three months ended September 30, 2016, we entered into 17 leases for 136,466 rentable square feet, for a weighted (by rentable square feet) average lease term of 6.8 years and we made commitments for approximately $3,428 of leasing related costs. During the nine months ended September 30, 2016, we entered into 51 leases for 1,226,068 rentable square feet, including a 25,579 square foot expansion to be constructed at an existing property, for a weighted (by rentable square feet) average lease term of 10.3 years and we made commitments for approximately $35,033 of leasing related costs. As of September 30, 2016, we have estimated unspent leasing related

GOVERNMENT PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(unaudited)

obligations of $21,580 and have committed to redevelop and expand an existing property at an estimated cost to complete of approximately $17,990.

Acquisition Activities

During the nine months ended September 30, 2016, we acquired an office property (one building) located in Sacramento, CA with 337,811 rentable square feet.  This property was 86% leased, of which 71% was leased to the State of California and occupied by three separate agencies, on the date of acquisition.  The purchase price was $79,235, excluding acquisition costs.  Our allocation of the purchase price of this acquisition based on the estimated fair values of the acquired assets and assumed liabilities is presented in the table below.

Number
			of				Buildings	Other		Acquired
Acquisition			Properties/	Square	Purchase		and	Assumed	Acquired	Lease
Date	Location	Type	Buildings	Feet	Price	Land	Improvements	Assets	Leases	Obligations
January 2016	Sacramento, CA	Office	1 / 1	337,811	$79,235	$4,688	$61,722	$2,167	$11,245	$(587)

In July 2016, we acquired certain land we leased from a third party at one of our properties in Atlanta, GA for $1,623, excluding acquisition costs.

Also in July 2016, we entered an agreement to acquire an office property (one building) located in Manassas, VA with 69,374 rentable square feet for a purchase price of $13,200, excluding acquisition costs. This property is 100% leased to Prince William County.

In August 2016, we entered an agreement to acquire transferable development rights that would allow us to expand a property we own in Washington, D.C. for a purchase price of $2,030, excluding acquisition costs.

Our pending acquisitions are subject to conditions; accordingly, we cannot be sure that we will complete these acquisitions or that these acquisitions will not be delayed or the terms of these acquisitions will not change.

We regularly evaluate whether events or changes in circumstances have occurred that could indicate an impairment in the value of our long lived assets. If there is an indication that the carrying value of an asset is not recoverable, we estimate the projected undiscounted cash flows to determine if an impairment loss should be recognized. We determine the amount of any impairment loss by comparing the historical carrying value to estimated fair value. We estimate fair value through an evaluation of recent financial performance and projected discounted cash flows using standard industry valuation techniques. In addition to consideration of impairment upon the events or changes in circumstances described above, we regularly evaluate the remaining lives of our long lived assets. If we change our estimate of the remaining lives, we allocate the carrying value of the affected assets over their revised remaining lives.

Disposition Activities – Continuing Operations

In July 2016, we sold an office property (one 1 building ) in Savannah, GA with 35,228 rentable square feet that had a net book value of $2,986 for $4,000, excluding closing costs. In connection with this sale, we provided $3,600 of mortgage financing to the buyer. The mortgage note requires interest to be paid at an annual rate of LIBOR plus 4.0%, subject to a minimum annual interest rate of 5.0%, and requires monthly payments of interest only until maturity on June 30, 2021. This sales transaction did not qualify for full gain recognition under GAAP and is being accounted for under the installment method. Accordingly, we recognized a gain on sale of real estate of $79 during the three months ended September 30, 2016 and recorded a deferred gain of $712, which we currently expect to recognize when the mortgage note is repaid. The mortgage note receivable of $3,600, net of the $712 deferred gain, is included in other assets on our condensed consolidated balance sheet at September 30, 2016.

We classified this property as held for sale as of June 30, 2016. The results of operations for this property were included in continuing operations in our condensed consolidated financial statements up to the date of sale.  Summarized balance sheet information for the property as of December 31, 2015 is as follows:

GOVERNMENT PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(unaudited)

December 31,
2015
Real estate properties, net	$3,071
Rents receivable	1
Other assets	26
Assets of property held for sale	$3,098

Other liabilities	$43
Liabilities of property held for sale	$43

Disposition Activities – Discontinued Operations

In March 2016, we entered an agreement to sell an office property (one building) in Falls Church, VA with 164,746 rentable square feet and a net book value of $12,282 at September 30, 2016.  The contract sales price is $13,000, excluding closing costs.  This sale is subject to conditions, including the purchaser obtaining certain zoning entitlements, and is currently expected to occur in the first quarter of 2017.  We cannot be sure that the sale of this property will occur, that the sale will not be delayed or that its terms will not change. We have classified this property, which was held for sale prior to our adoption of FASB ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, as a discontinued operation in our condensed consolidated financial statements. Summarized balance sheet and income statement information for the property is as follows:

Balance Sheets

	September 30,	December 31,
	2016	2015
Real estate properties, net	$12,260	$12,260
Other assets	230	208
Assets of discontinued operations	$12,490	$12,468

Other liabilities	$61	$54
Liabilities of discontinued operations	$61	$54

Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Rental income	$6	$28	$62	$86
Real estate taxes	(27)	71	(73)	(69)
Utility expenses	(34)	(46)	(113)	(124)
Other operating expenses	(70)	(35)	(219)	(197)
General and administrative	(29)	(29)	(86)	(86)
Loss from discontinued operations	$(154)	$(11)	$(429)	$(390)

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

We increased rental income to record revenue on a straight line basis by $1,205 and $613 for the three months ended September 30, 2016 and 2015, respectively, and $1,789 and $2,820 for the nine months ended September 30, 2016 and 2015,

GOVERNMENT PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(unaudited)

respectively.  Rents receivable include $20,784 and $18,995 of straight line rent receivables at September 30, 2016 and December 31, 2015, respectively.

Note 6.   Concentration

Tenant and Credit Concentration

We define annualized rental income as the annualized contractual base rents from our tenants pursuant to our lease agreements as of the measurement date, plus straight line rent adjustments and estimated recurring expense reimbursements to be paid to us, and excluding lease value amortization. The U.S. Government, 13 state governments, and three other government tenants combined were responsible for approximately 92.4% and 92.8% of our annualized rental income, excluding one property (one building) classified as discontinued operations, as of September 30, 2016 and 2015, respectively. The U.S. Government is our largest tenant by annualized rental income and was responsible for approximately 63.9% and 67.5% of our annualized rental income, excluding one property classified as discontinued operations, as of September 30, 2016 and 2015, respectively.

Geographic Concentration

At September 30, 2016, our 71 properties (91 buildings), excluding one property (one building) classified as discontinued operations, were located in 31 states and the District of Columbia.  Properties located in California, Virginia, the District of Columbia, Georgia, New York, Maryland and Massachusetts were responsible for approximately 14.6%, 10.0%, 9.9%, 9.2%, 8.1%, 7.6% and 5.3% of our annualized rental income as of September 30, 2016, respectively.

Note 7.   Indebtedness

Our principal debt obligations at September 30, 2016 were: (1) $25,000 of outstanding borrowings under our $750,000 unsecured revolving credit facility; (2) $550,000 aggregate outstanding principal amount of term loans; (3) an aggregate outstanding principal amount of $660,000 of public issuances of senior unsecured notes; and (4) $27,877 aggregate principal amount of mortgage notes.

Our $750,000 unsecured revolving credit facility is available for general business purposes, including acquisitions. The maturity date of our revolving credit facility is January 31, 2019 and, subject to the payment of an extension fee and meeting other conditions, we have an option to extend the stated maturity date of our revolving credit facility by one year to January 31, 2020.  We can borrow, repay and reborrow funds available under our revolving credit facility until maturity and no principal repayment is due until maturity. We are required to pay interest at a rate of LIBOR plus a premium, which was 125 basis points per annum at September 30, 2016, on borrowings under our revolving credit facility.  We also pay a facility fee on the total amount of lending commitments under our revolving credit facility, which was 25 basis points per annum at September 30, 2016.  Both the interest rate premium and the facility fee are subject to adjustment based upon changes to our credit ratings.  As of September 30, 2016, the annual interest rate payable on borrowings under our revolving credit facility was 1.7% and the weighted average annual interest rate for borrowings under our revolving credit facility was 1.7% for both the three and nine months ended September 30, 2016 and 1.4% and 1.5%, respectively, for the three and nine months ended September 30, 2015.  As of September 30, 2016 and October 25, 2016, we had $25,000 and $15,000 outstanding under our revolving credit facility, respectively.

Our $300,000 unsecured term loan, which matures on March 31, 2020, is prepayable without penalty at any time. We are required to pay interest at a rate of LIBOR plus a premium, which was 140 basis points per annum at September 30, 2016, on the amount outstanding under our $300,000 term loan. The interest rate premium is subject to adjustment based upon changes to our credit ratings.  As of September 30, 2016, the annual interest rate for the amount outstanding under our $300,000 term loan was 1.9%. The weighted average annual interest rate under our $300,000 term loan was 1.9% for both the three and nine months ended September 30, 2016 and 1.6% for both the three and nine months ended September 30, 2015.

Our $250,000 unsecured term loan, which matures on March 31, 2022, is prepayable at any time. If our $250,000 term loan is repaid on or prior to November 21, 2016, a prepayment premium of 1.0% of the amount repaid will be payable. Subsequent to November 21, 2016, no prepayment premium will be payable. We are required to pay interest at a rate of LIBOR plus a premium, which was 180 basis points per annum as of September 30, 2016, on the amount outstanding under our $250,000

GOVERNMENT PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(unaudited)

term loan.  The interest rate premium is subject to adjustment based upon changes to our credit ratings. As of September 30, 2016, the annual interest rate for the amount outstanding under our $250,000 term loan was 2.3%.  The weighted average annual interest rate under our $250,000 term loan was 2.3% for both the three and nine months ended September 30, 2016 and 2.0% for both the three and nine months ended September 30, 2015.

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

In May 2016, we issued $300,000 of 5.875% senior unsecured notes due 2046 in an underwritten public offering. In June 2016, the underwriters exercised an option to purchase an additional $10,000 of these notes. The net proceeds from this offering of $299,771, after offering expenses, were used to repay all amounts then outstanding under our revolving credit facility and for general business purposes. These notes require quarterly payments of interest only through maturity and may be repaid at par (plus accrued and unpaid interest) on or after May 26, 2021. Our $350,000 of 3.75% senior unsecured notes due 2019 require semi-annual payments of interest only through maturity and may be repaid at par (plus accrued and unpaid interest) on or after July 15, 2019 or before that date together with a make whole premium. Both issuances of our senior notes are governed by an indenture and its supplements.

Our credit agreement and senior notes indenture and its supplements provide for acceleration of payment of all amounts due thereunder upon the occurrence and continuation of certain events of default, such as, in the case of our credit agreement, a change of control of us, which includes The RMR Group LLC, or RMR LLC, ceasing to act as our business manager and property manager.  Our credit agreement and our senior notes indenture and its supplements also contain a number of covenants, including covenants that restrict our ability to incur debts, require us to maintain certain financial ratios and, in the case of our credit agreement, restrict our ability to make distributions under certain circumstances.  We believe we were in compliance with the terms and conditions of the respective covenants under our credit agreement and senior notes indenture and its supplements at September 30, 2016.

In February 2016, we repaid, at par, a $23,473 mortgage note requiring annual interest of 6.21% which was secured by one office property (one building) located in Landover, MD. This mortgage note was scheduled to mature in August 2016.  We recorded a loss on extinguishment of debt of $21 in the nine months ended September 30, 2016, which represented unamortized debt issuance costs related to this note.

In March 2016, we repaid, at par, an $83,000 mortgage note requiring annual interest of 5.55% which was secured by one office property (two buildings) located in Reston, VA.  This mortgage note was scheduled to mature in April 2016.  We recorded a gain on extinguishment of debt of $125 in the nine months ended September 30, 2016, which represented the net unamortized debt premium and debt issuance costs related to this note.

At September 30, 2016, three of our properties (three buildings) with an aggregate net book value of $53,150 are encumbered by three mortgages for an aggregate principal amount of $27,877. Our mortgage notes are non-recourse, subject to certain limited exceptions and do not contain any material financial covenants.

GOVERNMENT PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(unaudited)

Note 8.   Fair Value of Assets and Liabilities

The table below presents certain of our assets measured at fair value at September 30, 2016, categorized by the level of inputs, as defined in the fair value hierarchy under GAAP, used in the valuation of each asset:

		Fair Value at Reporting Date Using
		Quoted Prices in		Significant
	Estimated	Active Markets for	Significant Other	Unobservable
	Fair	Identical Assets	Observable Inputs	Inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)
Recurring Fair Value Measurements Assets:
Investment in RMR Inc. (1)	$46,068	$46,068	$—	$—
Non-Recurring Fair Value Measurements Assets:
Property held for sale and classified as discontinued operations (2)	$12,260	$—	$—	$12,260

(1)
Our 1,214,225 shares of class A common stock of The RMR Group Inc., or RMR Inc., which are included in other assets in our condensed consolidated balance sheets, are reported at fair value which is based on quoted market prices (Level 1 inputs).  Our historical cost basis for these shares is $26,888 as of September 30, 2016.  The net unrealized gain of $19,180 for these shares as of September 30, 2016 is included in cumulative other comprehensive income (loss) in our condensed consolidated balance sheets.

(2)	We estimated the fair value of this property at September 30, 2016 based upon broker estimates of value less estimated sale costs (Level 3 inputs as defined in the fair value hierarchy under GAAP).

In addition to the assets described in the table above, our financial instruments include cash and cash equivalents, restricted cash, rents receivable, mortgage note receivable, accounts payable, a revolving credit facility, term loans, senior unsecured notes, mortgage notes payable, amounts due to related persons, other accrued expenses and security deposits.  At September 30, 2016 and December 31, 2015, the fair values of our financial instruments approximated their carrying values in our condensed consolidated financial statements due to their short term nature or variable interest rates, except as follows:

	As of September 30, 2016		As of December 31, 2015
	Carrying Amount (1)	Fair Value	Carrying Amount (1)	Fair Value
Senior unsecured notes, 3.75% interest rate, due in 2019	$346,667	$358,384	$345,809	$351,692
Senior unsecured notes, 5.875% interest rate, due in 2046	299,884	320,664	—	—
Mortgage note payable, 6.21% interest rate, due in 2016 (2) (3)	—	—	23,476	24,038
Mortgage note payable, 5.55% interest rate, due in 2016 (2) (4)	—	—	83,375	83,457
Mortgage note payable, 5.88% interest rate, due in 2021 (2)	13,894	15,008	14,045	14,678
Mortgage note payable, 7.00% interest rate, due in 2019 (2)	8,872	9,409	9,145	9,645
Mortgage note payable, 8.15% interest rate, due in 2021 (2)	5,484	5,964	6,258	6,711
	$674,801	$709,429	$482,108	$490,221

(1)	Carrying amount includes certain unamortized debt issuance costs and unamortized premiums and discounts.

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

GOVERNMENT PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(unaudited)

Note 9.   Shareholders’ Equity

Distributions

On February 25, 2016, we paid a regular quarterly distribution to common shareholders of record on January 22, 2016 of $0.43 per share, or $30,584. On May 23, 2016, we paid a regular quarterly distribution to common shareholders of record on April 25, 2016 of $0.43 per share, or $30,585. On August 22, 2016, we paid a regular quarterly distribution to common shareholders of record on July 22, 2016 of $0.43 per share, or $30,590. On October 11, 2016, we declared a regular quarterly distribution payable to common shareholders of record on October 21, 2016 of $0.43 per share, or $30,607. We expect to pay this amount on or about November 21, 2016 using cash on hand and borrowings under our revolving credit facility.

Share Issuances and Purchases
On May 17, 2016, we granted 2,500 of our common shares, valued at $19.52 per share, the closing price of our common shares on the New York Stock Exchange on that day, to each of our five Trustees as part of their annual compensation.

On September 15, 2016, pursuant to our 2009 Incentive Share Award Plan, we granted an aggregate of 53,400 of our common shares to our officers and certain other employees of our manager, RMR LLC, valued at $22.16 per share, the closing price of our common shares on The NASDAQ Stock Market LLC, or Nasdaq, on that day.

On September 26, 2016, we purchased an aggregate of 13,209 of our common shares valued at $23.63 per common share, the closing price of our common shares on the Nasdaq on that day, from our officers and other employees of RMR LLC in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of restricted common shares.

Cumulative Other Comprehensive Income (Loss)

Cumulative other comprehensive income (loss) represents the unrealized gain on the RMR Inc. shares we own and our share of the comprehensive income (loss) of our equity method investees, Select Income REIT, or SIR, and Affiliates Insurance Company, or AIC. The following table presents changes in the amounts we recognized in cumulative other comprehensive income (loss) by component for the three and nine months ended September 30, 2016:

	Three Months Ended September 30, 2016
	Unrealized Gain	Equity in
	(Loss) on Investment	Unrealized Gain
	in Available for	(Loss) of
	Sale Securities	Investees	Total
Balance at June 30, 2016	$10,717	$1,674	$12,391
Other comprehensive income before reclassifications	8,463	3,235	11,698
Amounts reclassified from cumulative other comprehensive income (loss) to net income (1)	—	38	38
Net current period other comprehensive income	8,463	3,273	11,736
Balance at September 30, 2016	$19,180	$4,947	$24,127

	Nine Months Ended September 30, 2016
	Unrealized Gain	Equity in
	(Loss) on Investment	Unrealized Gain
	in Available for	(Loss) of
	Sale Securities	Investees	Total
Balance at December 31, 2015	$(9,391)	$(5,476)	$(14,867)
Other comprehensive income before reclassifications	28,571	10,382	38,953
Amounts reclassified from cumulative other comprehensive income (loss) to net income (1)	—	41	41
Net current period other comprehensive income	28,571	10,423	38,994
Balance at September 30, 2016	$19,180	$4,947	$24,127

(1)	Amounts reclassified from cumulative other comprehensive income (loss) are included in equity in earnings (losses) of investees in our condensed consolidated statements of comprehensive income (loss).

GOVERNMENT PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(unaudited)

Note 10.   Related Person Transactions

We have relationships and historical and continuing transactions with RMR LLC, SIR and others related to them, including other companies to which RMR LLC provides management services and which have trustees, directors and officers who are also our Trustees or officers.  For further information about these and other such relationships and certain other related person transactions, please refer to our Annual Report.
RMR LLC:  Pursuant to our business management agreement with RMR LLC, we recognized net business management fees of $2,572 and $2,438 for the three months ended September 30, 2016 and 2015, respectively, and $7,614 and $7,482 for the nine months ended September 30, 2016 and 2015, respectively.  The net business management fees we recognized for the 2016 and 2015 periods are included in general and administrative expenses in our condensed consolidated statements of comprehensive income (loss).
In accordance with the terms of our business management agreement, we issued 23,222 of our common shares to RMR LLC for the period from January 1, 2015 through May 31, 2015 as payment for a part of the business management fee we recognized for that period.  Beginning June 1, 2015, all management fees under our business management agreement are paid in cash.
Pursuant to our property management agreement with RMR LLC, we recognized aggregate net property management and construction supervision fees of $2,249 and $1,930 for the three months ended September 30, 2016 and 2015, respectively, and $6,636 and $5,861 for the nine months ended September 30, 2016 and 2015, respectively.  These amounts are included in other operating expenses or have been capitalized, as appropriate, in our condensed consolidated financial statements.
We are generally responsible for all of our operating expenses, including certain expenses incurred by RMR LLC on our behalf.  Our property level operating expenses are generally incorporated into rents charged to our tenants, including certain payroll and related costs incurred by RMR LLC.  We reimbursed RMR LLC $3,221 and $3,011 for property management related expenses for the three months ended September 30, 2016 and 2015, respectively, and $9,132 and $8,478 for the nine months ended September 30, 2016 and 2015, respectively. These amounts are included in other operating expenses in our condensed consolidated statements of comprehensive income (loss).
We have historically awarded share grants to certain RMR LLC employees under our equity compensation plan. In September 2016 and 2015, we awarded annual share grants of 53,400 and 53,100 of our common shares, respectively, to our officers and to other employees of RMR LLC. In September 2016, we purchased 13,209 of our common shares, at the closing price of our common shares on the Nasdaq on the date of purchase, from our officers and certain other employees of RMR LLC in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of our common shares. In addition, under our business management agreement we reimburse RMR LLC for our allocable costs for internal audit services.  The amounts recognized as expense for share grants to RMR LLC employees and internal audit costs were $504 and $292 for the three months ended September 30, 2016 and 2015, respectively, and $1,239 and $725 for the nine months ended September 30, 2016 and 2015, respectively. These amounts are included in general and administrative expenses in our condensed consolidated statements of comprehensive income (loss).
We lease office space to RMR LLC in certain of our properties for its property management offices.  Pursuant to our lease agreements with RMR LLC, we recognized rental income from RMR LLC for leased office space of $90 and $111 for the three months ended September 30, 2016 and 2015, respectively, and $277 and $278 for the nine months ended September 30, 2016 and 2015, respectively.
RMR Inc.:  In connection with our June 2015 acquisition of shares of class A common stock of RMR Inc., we recorded a liability for the amount by which the estimated fair value of these shares exceeded the price we paid for these shares. This liability is included in accounts payable and other liabilities in our condensed consolidated balance sheets.  This liability is being amortized on a straight line basis through December 31, 2035 as an allocated reduction to our business management and property management fee expense.  We amortized $272 and $281 of this liability for the three months ended September 30, 2016 and 2015, respectively, and $815 and $346 of this liability for the nine months ended September 30, 2016 and 2015, respectively. These amounts are included in the net business management and property management fee amounts for such periods.  As of September 30, 2016, the remaining unamortized amount of this liability was $20,938.

GOVERNMENT PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(unaudited)

As of September 30, 2016, we owned 1,214,225 shares of class A common stock of RMR Inc.  We receive dividends on our RMR Inc. class A common shares as declared and paid by RMR Inc. to all holders of its class A common shares.  We received a dividend of $363 on our RMR Inc. class A common shares during the three months ended June 30, 2016, which was for the period from December 14, 2015 through March 31, 2016.  We received a dividend of $304 on our RMR Inc. class A common shares during the three months ended September 30, 2016 which was for the period from April 1, 2016 through June 30, 2016. On October 11, 2016, RMR Inc. declared a regular quarterly dividend of $0.25 per class A common share payable to shareholders of record on October 21, 2016.  RMR Inc. has stated that it expects to pay this dividend on or about November 17, 2016.
Our investment in RMR Inc. class A common shares is included in other assets in our condensed consolidated balance sheets and is recorded at fair value with the related unrealized gain (loss) included in cumulative other comprehensive income (loss) in our condensed consolidated balance sheets. We recognize the increase or decrease in the fair value of our RMR Inc. class A common shares each reporting period as unrealized gain or loss on investment in available for sale securities which is a component of other comprehensive income in our condensed consolidated statements of comprehensive income (loss). For further information, see Notes 8 and 9.
SIR:  As of September 30, 2016, we owned 24,918,421 common shares of SIR, or 27.9% of SIR's outstanding common shares.  We receive distributions on our SIR common shares as declared and paid by SIR to all holders of its common shares.  We received distributions of $12,708 and $12,459 on our SIR common shares during the three months ended September 30, 2016 and 2015, respectively, and $37,627 and $34,571 during the nine months ended September 30, 2016 and 2015, respectively.  On October 11, 2016, SIR declared a regular quarterly distribution of $0.51 per common share payable to shareholders of record on October 21, 2016.  SIR has stated that it expects to pay this distribution on or about November 17, 2016.  We account for our investment in SIR common shares under the equity method. For additional information about our ownership of SIR common shares and how we account for this investment, see Note 11.
AIC:  We and six other companies to which RMR LLC provides management services each own AIC in equal amounts.  We and the other AIC shareholders participate in a combined property insurance program arranged and reinsured in part by AIC.  We paid aggregate annual premiums, including taxes and fees, of approximately $1,032 in connection with this insurance program for the policy year ending June 30, 2017, which amount may be adjusted from time to time as we acquire and dispose of properties that are included in this insurance program.
As of September 30, 2016 and December 31, 2015, our investment in AIC had a carrying value of $7,229 and $6,946, respectively.  These amounts are included in other assets in our condensed consolidated balance sheets.  We recognized income (loss) of $13 and ($24) related to our investment in AIC for the three months ended September 30, 2016 and 2015, respectively, and $107 and $70 for the nine months ended September 30, 2016 and 2015, respectively.  Our other comprehensive income (loss) includes our proportionate part of unrealized gains (losses) on securities which are owned by AIC of $81 and ($72) for the three months ended September 30, 2016 and 2015, respectively, and $175 and ($91) for the nine months ended September 30, 2016 and 2015, respectively.
Directors’ and Officers’ Liability Insurance: We, RMR Inc., RMR LLC and certain companies to which RMR LLC provides management services participate in a combined directors’ and officers’ liability insurance policy. In September 2016, we participated in a one year extension of this combined directors’ and officers’ insurance policy through September 2018. Our premium for this policy extension was approximately $106.

Note 11.   Equity Investment in Select Income REIT

As of September 30, 2016, we owned 24,918,421, or approximately 27.9%, of the then outstanding SIR common shares.  SIR is a real estate investment trust that is primarily focused on owning and investing in net leased, single tenant properties.

We account for our investment in SIR under the equity method.  Under the equity method, we record our proportionate share of SIR’s net income as equity in earnings of an investee in our condensed consolidated statements of comprehensive income (loss).  We recorded $8,655 and $10,318 of equity in the earnings of SIR for the three months ended September 30, 2016 and 2015, respectively, and $27,895 and $16,002 for the nine months ended September 30, 2016 and 2015, respectively. Our other comprehensive income (loss) includes our proportionate share of SIR’s unrealized gains (losses) of $3,192 and

GOVERNMENT PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(unaudited)

($283) for the three months ended September 30, 2016 and 2015, respectively, and $10,248 and ($75) for the nine months ended September 30, 2016 and 2015, respectively.

As of September 30, 2016, our investment in SIR had a carrying value of $491,973 and a market value, based on the closing price of SIR common shares on the Nasdaq on September 30, 2016, of $670,306. We periodically evaluate our equity investment in SIR for possible indicators of other than temporary impairment whenever events or changes in circumstances indicate the carrying amount of the investment might not be recoverable.  These indicators may include the length of time the market value of our investment is below our cost basis, the financial condition of SIR, our intent and ability to be a long term holder of the investment and other considerations.  If the decline in fair value is judged to be other than temporary, we may record an impairment charge to adjust the basis of the investment to its fair value.

During the three and nine months ended September 30, 2016, SIR issued 53,400 and 65,900 common shares, respectively. During the three and nine months ended September 30, 2015, SIR issued 45,389 and 29,414,279 common shares, respectively.  We recognized a gain (loss) on issuance of shares by SIR of $72 and ($21) during the three months ended September 30, 2016 and 2015, respectively, and a gain (loss) of $88 and ($42,145) during the nine months ended September 30, 2016 and 2015, respectively, as a result of the per share issuance price of these SIR common shares being above (below) the then average per share carrying value of our SIR common shares.

The cost of our investments in SIR exceeded our proportionate share of SIR’s total shareholders’ equity book value on their dates of acquisition by an aggregate of $166,272. As required under GAAP, we were amortizing this difference to equity in earnings of investees over the average remaining useful lives of the real estate assets and intangible assets and liabilities owned by SIR as of the respective dates of our acquisitions.  This amortization decreased our equity in the earnings of SIR by zero and $4,742 for the three and nine months ended September 30, 2015, respectively.  We recorded a loss on impairment of our SIR investment during the three months ended June 30, 2015 resulting in the carrying value of our SIR investment being less than our proportionate share of SIR’s total shareholders’ equity book value as of June 30, 2015.  As a result, the previous basis difference was eliminated and we are currently accreting a basis difference of ($95,089) to earnings over the estimated remaining useful lives of the real estate assets and intangible assets and liabilities owned by SIR as of June 30, 2015.  This accretion increased our equity in the earnings of SIR by $740 and $2,219 for the three and nine months ended September 30, 2016, respectively, and by $1,893 for the three and nine months ended September 30, 2015.

We received cash distributions from SIR totaling $12,708 and $12,459 during the three months ended September 30, 2016 and 2015, respectively, and $37,627 and $34,571 during the nine months ended September 30, 2016 and 2015, respectively.

The following are summarized financial data of SIR as reported in SIR’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, or the SIR Quarterly Report. References in our financial statements to the SIR Quarterly Report are included as references to the source of the data only, and the information in the SIR Quarterly Report is not incorporated by reference into our financial statements.

GOVERNMENT PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(unaudited)

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2016	2015
Real estate properties, net	$3,913,589	$3,954,889
Acquired real estate leases, net	519,952	566,195
Cash and cash equivalents	16,697	17,876
Rents receivable, net	117,163	99,307
Other assets, net	89,855	46,078
Total assets	$4,657,256	$4,684,345

Unsecured revolving credit facility	$297,000	$303,000
Unsecured term loan, net	348,249	347,876
Senior unsecured notes, net	1,429,247	1,426,025
Mortgage notes payable, net	286,102	286,706
Assumed real estate lease obligations, net	79,833	86,495
Other liabilities	124,891	137,283
Shareholders' equity	2,091,934	2,096,960
Total liabilities and shareholders' equity	$4,657,256	$4,684,345

Condensed Consolidated Statements of Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Rental income	$96,037	$94,745	$290,512	$267,389
Tenant reimbursements and other income	18,999	17,197	56,660	46,182
Total revenues	115,036	111,942	347,172	313,571

Real estate taxes	10,755	9,871	31,565	27,247
Other operating expenses	14,394	11,313	39,987	30,121
Depreciation and amortization	33,366	33,070	100,240	90,179
Acquisition related costs	13	402	71	21,720
General and administrative	7,553	6,328	21,903	19,488
Total expenses	66,081	60,984	193,766	188,755
Operating income	48,955	50,958	153,406	124,816

Dividend income	397	—	872	—
Interest expense	(20,690)	(20,034)	(61,883)	(53,710)
Loss on early extinguishment of debt	—	—	—	(6,845)
Income before income tax expense and equity in earnings (loss) of an investee	28,662	30,924	92,395	64,261
Income tax expense	(107)	(98)	(370)	(324)
Equity in earnings (loss) of an investee	13	(25)	107	70
Net income	28,568	30,801	92,132	64,007
Net income allocated to noncontrolling interest	—	(46)	(33)	(135)
Net income attributed to SIR	$28,568	$30,755	$92,099	$63,872

Weighted average common shares outstanding (basic)	89,308	89,267	89,295	85,827
Weighted average common shares outstanding (diluted)	89,334	89,274	89,318	85,837
Net income attributed to SIR per common share (basic and diluted)	$0.32	$0.34	$1.03	$0.74

GOVERNMENT PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(unaudited)

Note 12.   Segment Information

We operate in two separate reportable business segments: ownership of properties that are primarily leased to government tenants and our equity method investment in SIR.

	Three Months Ended September 30, 2016
	Investment	Investment
	in Real Estate	in SIR	Corporate	Consolidated
Rental income	$64,478	$—	$—	$64,478

Expenses:
Real estate taxes	7,591	—	—	7,591
Utility expenses	5,483	—	—	5,483
Other operating expenses	13,854	—	—	13,854
Depreciation and amortization	18,404	—	—	18,404
Acquisition related costs	147	—	—	147
General and administrative	—	—	3,816	3,816
Total expenses	45,479	—	3,816	49,295

Operating income (loss)	18,999	—	(3,816)	15,183
Dividend income	—	—	304	304
Interest income	—	—	47	47
Interest expense	(429)	—	(12,179)	(12,608)
Gain on issuance of shares by Select Income REIT	—	72	—	72
Income (loss) from continuing operations before
income taxes and equity in earnings of investees	18,570	72	(15,644)	2,998
Income tax expense	—	—	(13)	(13)
Equity in earnings of investees	—	8,655	13	8,668
Income (loss) from continuing operations	18,570	8,727	(15,644)	11,653
Loss from discontinued operations	(154)	—	—	(154)
Income (loss) before gain on sale of property	18,416	8,727	(15,644)	11,499
Gain on sale of property	79	—	—	79
Net income (loss)	$18,495	$8,727	$(15,644)	$11,578

GOVERNMENT PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(unaudited)

	Nine Months Ended September 30, 2016
	Investment	Investment
	in Real Estate	in SIR	Corporate	Consolidated
Rental income	$192,150	$—	$—	$192,150

Expenses:
Real estate taxes	22,810	—	—	22,810
Utility expenses	13,330	—	—	13,330
Other operating expenses	40,031	—	—	40,031
Depreciation and amortization	54,713	—	—	54,713
Acquisition related costs	363	—	—	363
General and administrative	—	—	11,350	11,350
Total expenses	131,247	—	11,350	142,597

Operating income (loss)	60,903	—	(11,350)	49,553
Dividend income	—	—	667	667
Interest income	—	—	63	63
Interest expense	(1,953)	—	(30,333)	(32,286)
Gain on early extinguishment of debt	104	—	—	104
Gain on issuance of shares by Select Income REIT	—	88	—	88
Income (loss) from continuing operations before
income taxes and equity in earnings of investees	59,054	88	(40,953)	18,189
Income tax expense	—	—	(63)	(63)
Equity in earnings of investees	—	27,895	107	28,002
Income (loss) from continuing operations	59,054	27,983	(40,909)	46,128
Loss from discontinued operations	(429)	—	—	(429)
Income (loss) before gain on sale of property	58,625	27,983	(40,909)	45,699
Gain on sale of property	79	—	—	79
Net income (loss)	$58,704	$27,983	$(40,909)	$45,778

	As of September 30, 2016
	Investment	Investment
	in Real Estate	in SIR	Corporate	Consolidated
Total Assets	$1,699,658	$491,973	$73,439	$2,265,070

GOVERNMENT PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(unaudited)

	Three Months Ended September 30, 2015
	Investment	Investment
	in Real Estate	in SIR	Corporate	Consolidated
Rental income	$62,092	$—	$—	$62,092

Expenses:
Real estate taxes	7,735	—	—	7,735
Utility expenses	5,194	—	—	5,194
Other operating expenses	12,281	—	—	12,281
Depreciation and amortization	17,161	—	—	17,161
Acquisition related costs	270	—	—	270
General and administrative	—	—	3,714	3,714
Total expenses	42,641	—	3,714	46,355

Operating income (loss)	19,451	—	(3,714)	15,737
Interest income		—	2	2
Interest expense	(1,727)	—	(7,410)	(9,137)
Gain on early extinguishment of debt	34	—	—	34
Loss on issuance of shares by Select Income REIT	—	(21)	—	(21)
Income (loss) from continuing operations before
income taxes and equity in earnings (losses) of investees	17,758	(21)	(11,122)	6,615
Income tax benefit	—	—	13	13
Equity in earnings (losses) of investees	—	10,318	(24)	10,294
Income (loss) from continuing operations	17,758	10,297	(11,133)	16,922
Loss from discontinued operations	(11)	—	—	(11)
Net income (loss)	$17,747	$10,297	$(11,133)	$16,911

GOVERNMENT PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(unaudited)

	Nine Months Ended September 30, 2015
	Investment	Investment
	in Real Estate	in SIR	Corporate	Consolidated
Rental income	$186,864	$—	$—	$186,864

Expenses:
Real estate taxes	22,819	—	—	22,819
Utility expenses	13,788	—	—	13,788
Other operating expenses	36,659	—	—	36,659
Depreciation and amortization	51,675	—	—	51,675
Acquisition related costs	459	—	—	459
General and administrative	—	—	11,431	11,431
Total expenses	125,400	—	11,431	136,831

Operating income (loss)	61,464	—	(11,431)	50,033
Interest income	—	—	14	14
Interest expense	(21,618)	—	(6,276)	(27,894)
Gain on early extinguishment of debt	34	—	—	34
Loss on issuance of shares by Select Income REIT	—	(42,145)	—	(42,145)
Loss on impairment of Select Income REIT investment	—	(203,297)	—	(203,297)
Income (loss) from continuing operations before income
income taxes and equity in earnings of investees	39,880	(245,442)	(17,693)	(223,255)
Income tax expense	—	—	(49)	(49)
Equity in earnings of investees	—	16,002	70	16,072
Income (loss) from continuing operations	39,880	(229,440)	(17,672)	(207,232)
Loss from discontinued operations	(390)	—	—	(390)
Net income (loss)	$39,490	$(229,440)	$(17,672)	$(207,622)

	As of December 31, 2015
	Investment	Investment
	in Real Estate	in SIR	Corporate	Consolidated
Total Assets	$1,639,462	$491,369	$37,679	$2,168,510

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with our condensed consolidated financial statements and accompanying notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2015, or our Annual Report.

OVERVIEW

We are a real estate investment trust, or REIT, organized under Maryland law. As of September 30, 2016, we owned 71 properties (91 buildings), excluding one property (one building) classified as discontinued operations.  Our properties are located in 31 states and the District of Columbia and contain approximately 11 million rentable square feet, of which 61.1% was leased to the U.S. Government, 22.3% was leased to 13 state governments, 2.8% was leased to three other government tenants, 8.8% was leased to various non-governmental organizations and 5.0% was available for lease as of September 30, 2016. The U.S. Government, 13 state governments and three other government tenants combined were responsible for 92.4% and 92.8% of our annualized rental income as of September 30, 2016 and 2015, respectively. The term annualized rental income as used in this section is defined as the annualized contractual base rents from our tenants pursuant to our lease agreements as of the measurement date, plus straight line rent adjustments and estimated recurring expense reimbursements to be paid to us, and excluding lease value amortization.

As of September 30, 2016, we also owned 24,918,421 common shares, or approximately 27.9% of the then outstanding common shares, of Select Income REIT, or SIR. SIR is a REIT that is primarily focused on owning and investing in net leased, single tenant properties.  See Notes 10 and 11 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information regarding our investment in SIR. We account for our investment in SIR under the equity method.

Property Operations

As of September 30, 2016, excluding one property (one building) classified as discontinued operations, 95.0% of our rentable square feet was leased, compared to 93.5% of our rentable square feet as of September 30, 2015.  Occupancy data for our properties as of September 30, 2016 and 2015 is as follows (square feet in thousands):

			Comparable
	All Properties (1)		Properties (2)
	September 30,		September 30,
	2016	2015	2016	2015
Total properties	71	71	70	70
Total buildings	91	91	90	90
Total square feet (3)	10,950	10,701	10,612	10,666
Percent leased (3)(4)	95.0%	93.5%	95.2%	93.8%

(1)	Based on properties we owned on September 30, 2016 and 2015, respectively, and excludes one property (one building) classified as discontinued operations.

(2)
Based on properties we owned on September 30, 2016 and which we owned continuously since January 1, 2015, and excludes one property (one building) classified as discontinued operations.  Our comparable properties increased from 67 properties (86 buildings) at September 30, 2015 as a result of our acquisition of four properties (five buildings) during the year ended December 31, 2014, offset by the sale of one property (one building) during the nine months ended September 30, 2016.

(3)	Subject to changes when space is re-measured or re-configured for tenants.

(4)
Percent leased includes (i) space being fitted out for tenant occupancy pursuant to our lease agreements, if any, and (ii) space which is leased, but is not occupied or is being offered for sublease by tenants, if any, as of the measurement date.

The average annualized effective rental rate per square foot for our properties for the three and nine months ended September 30, 2016 and 2015 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Average annualized effective rental rate per square foot (1):
All properties (2)	$25.31	$24.97	$25.15	$24.72
Comparable properties (3)	$25.09	$24.98	$24.94	$24.70

(1)
Average annualized effective rental rate per square foot represents annualized total rental income during the period specified divided by the average rentable square feet leased during the period specified. Excludes one property (one building) classified as discontinued operations.

(2)	Based on properties we owned on September 30, 2016 and excludes one property (one building) classified as discontinued operations.

(3)
Based on properties we owned on September 30, 2016 and which we owned continuously since July 1, 2015 and January 1, 2015, respectively, and excludes one property (one building) classified as discontinued operations.

During the three and nine months ended September 30, 2016, changes in rentable square feet leased and available for lease at our properties, excluding one property (one building) classified as discontinued operations, were as follows:

	Three Months Ended September 30, 2016			Nine Months Ended September 30, 2016
		Available			Available
	Leased	for Lease	Total	Leased	for Lease	Total
Beginning of period	10,347,357	638,010	10,985,367	10,115,001	585,963	10,700,964
Changes resulting from:
Acquisition of properties	—	—	—	290,878	46,933	337,811
Disposition of properties	—	(35,228)	(35,228)	—	(35,228)	(35,228)
Lease expirations	(82,030)	82,030	—	(1,204,575)	1,204,575	—
Lease renewals (1)	75,895	(75,895)	—	1,017,982	(1,017,982)	—
New leases (1)(2)	60,571	(60,571)	—	182,507	(182,507)	—
Re-measurements (3)	—	—	—	—	(53,408)	(53,408)
End of period	10,401,793	548,346	10,950,139	10,401,793	548,346	10,950,139

(1)	Based on leases entered into during the three and nine months ended September 30, 2016.

(2)
Rentable square footage of new leases for the nine months ended September 30, 2016 excludes a 25,579 square foot expansion to be constructed at an existing property prior to the commencement of the lease.

(3)	Rentable square footage is subject to changes when space is re-measured or re-configured for tenants.

Leases at our properties totaling 82,030 and 1,204,575 rentable square feet expired during the three and nine months ended September 30, 2016, respectively. During the three and nine months ended September 30, 2016, we entered into leases totaling 136,466 and 1,226,068 rentable square feet, including a 25,579 square foot expansion to be constructed at an existing property, and lease renewals of 75,895 and 1,017,982 rentable square feet, respectively.  The weighted (by rentable square feet) average rental rates for leases of 62,552 and 1,038,052 rentable square feet entered into with government tenants (which includes the 25,579 square foot expansion referenced above) during the three and nine months ended September 30, 2016 increased by 10.5% and 9.6%, respectively, when compared to the weighted (by rentable square feet) average prior rents for the same space. The weighted (by rentable square feet) average rental rates for leases of 73,914 and 188,016 rentable square feet entered into with non-government tenants during the three and nine months ended September 30, 2016 decreased by 3.8% and 2.0%, respectively, when compared to the weighted (by rentable square feet) average rental rates previously charged for the same space.

During the three and nine months ended September 30, 2016, changes in effective rental rates per square foot achieved for new leases and lease renewals that commenced during the three and nine months ended September 30, 2016, when compared to prior effective rental rates per square foot in effect for the same space (and excluding space acquired vacant), were as follows:

	Three Months Ended September 30, 2016			Nine Months Ended September 30, 2016
	Old Effective	New Effective		Old Effective	New Effective
	Rent Per	Rent Per	Rentable	Rent Per	Rent Per	Rentable
	Square Foot (1)	Square Foot (1)	Square Feet	Square Foot (1)	Square Foot (1)	Square Feet
New leases	$32.58	$22.48	$89,116	$29.02	$22.93	$159,851
Lease renewals	$26.83	$26.27	$72,504	$25.05	$26.37	$991,120
Total leasing activity	$30.00	$24.18	$161,620	$25.60	$25.90	$1,150,971

(1)
Effective rental rate includes contractual base rents from our tenants pursuant to our lease agreements, plus straight line rent adjustments and estimated expense reimbursements to be paid to us, and excluding lease value amortization.

During the three and nine months ended September 30, 2016, commitments made for expenditures, such as tenant improvements and leasing costs, in connection with leasing space at our properties were as follows:

	Government	Non-Government
Three Months Ended September 30, 2016	Leases	Leases	Total
Rentable square feet leased during the period	62,552	73,914	136,466
Tenant leasing costs and concession commitments (1) (in thousands)	$1,087	$2,341	$3,428
Tenant leasing costs and concession commitments per rentable square foot (1)	$17.38	$31.67	$25.12
Weighted (by square feet) average lease term (years)	6.9	6.6	6.8
Total leasing costs and concession commitments per rentable square foot per year (1)	$2.50	$4.77	$3.71

	Government	Non-Government
Nine Months Ended September 30, 2016	Leases	Leases	Total
Rentable square feet leased during the period (2)	1,038,052	188,016	1,226,068
Tenant leasing costs and concession commitments (1)(3) (in thousands)	30,100	4,933	35,033
Tenant leasing costs and concession commitments per rentable square foot (1)(3)	$29.00	$26.24	$28.57
Weighted (by square feet) average lease term (years)	11.1	6.3	10.3
Total leasing costs and concession commitments per rentable square foot per year (1)(3)	$2.62	$4.15	$2.76

(1)	Includes commitments made for leasing expenditures and concessions, such as tenant improvements, leasing commissions, tenant reimbursements and free rent.

(2)	Rentable square footage includes a 25,579 square foot expansion to be constructed at an existing property prior to the commencement of the lease.

(3)	Excludes the estimated cost to complete of $17,990 to redevelop and expand an existing property prior to the commencement of the lease.

During the three and nine months ended September 30, 2016 and 2015, amounts capitalized at our properties, excluding one property (one building) classified as discontinued operations, for tenant improvements, leasing costs, building improvements and development and redevelopment activities were as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Tenant improvements (1)	$5,636	$2,213	$12,306	$5,039
Leasing costs (2)	$655	$439	$8,002	$2,876
Building improvements (3)	$3,009	$2,210	$8,691	$4,151
Development, redevelopment and other activities (4)	$1,292	$946	$4,221	$1,167

(1)	Tenant improvements include capital expenditures used to improve tenants’ space or amounts paid directly to tenants to improve their space.

(2)	Leasing costs include leasing related costs, such as brokerage commissions and other tenant inducements.

(3)	Building improvements generally include expenditures to replace obsolete building components and expenditures that extend the useful life of existing assets.

(4)
Development, redevelopment and other activities generally include (i) capital expenditures that are identified at the time of a property acquisition and incurred within a short time period after acquiring the property, and (ii) capital expenditure projects that reposition a property or result in new sources of revenue.

As of September 30, 2016, we have estimated unspent leasing related obligations of $21,580 and have committed to redevelop and expand an existing property at an estimated cost to complete of approximately $17,990.

We believe that current government budgetary pressures have resulted in a decrease in government employment, government tenants reducing their space utilization per employee and consolidation into existing government owned properties, thereby reducing the demand for government leased space. Our historical experience with respect to properties of the type we own that are majority leased to government tenants has been that government tenants frequently renew leases to avoid the costs and disruptions that may result from relocating their operations. However, relocation has become more prevalent in instances where efforts by government tenants to reduce their space utilization requires a significant reconfiguration of currently leased space. Accordingly, we are unable to reasonably project what the financial impact of market conditions or changing government financial circumstances will be on our financial results for future periods.

The Internal Revenue Service, or IRS, has publicly stated that it plans to discontinue its tax return processing operations at our property located in Fresno, CA in 2021. The IRS lease for this property, which accounted for approximately 3.3% of our annualized rental income as of September 30, 2016, expires in 2021. The IRS has also publicly stated that it plans to discontinue its tax return processing operations in Covington, KY in 2019. Our property located in Florence, KY is leased to the IRS and we believe it is used to support these operations. This lease, which accounted for approximately 1.0% of our annualized rental income as of September 30, 2016, expires in 2022 but is subject to early termination rights beginning in 2017. The IRS has not notified us of its intentions regarding these properties.

As of September 30, 2016, we had leases totaling 970,781 rentable square feet that were scheduled to expire through September 30, 2017. As of October 25, 2016, tenants with leases totaling 138,936 rentable square feet that are scheduled to expire through September 30, 2017, have notified us that they do not plan to renew their leases upon expiration and we can provide no assurance as to whether additional tenants may or may not renew their leases upon expiration.  Based upon current market conditions and tenant negotiations for leases scheduled to expire through September 30, 2017, we expect that the rental rates we are likely to achieve on new or renewed leases for space under expiring leases through September 30, 2017 will, in the aggregate and on a weighted (by annualized revenues) average basis, be modestly higher than the rates currently being paid, thereby generally resulting in higher revenue from the same space. We can provide no assurance regarding the rental rates which will result from our ongoing negotiations regarding lease renewals or any new leases we may enter into; also, we may experience material declines in our rental income due to vacancies upon lease expirations.  Prevailing market conditions and government tenants' needs at the time we negotiate and enter leases will generally determine rental rates and demand for leased space in our properties, and market conditions and government tenants' needs are beyond our control.

As of September 30, 2016, lease expirations at our properties, excluding one property (one building) classified as discontinued operations, by year are as follows (dollars in thousands):

	Number	Expirations				Annualized
	of	of Leased			Cumulative	Rental		Cumulative
	Tenants	Square		Percent	Percent	Income	Percent	Percent
Year (1)	Expiring	Feet (2)		of Total	of Total	Expiring	of Total	of Total
2016	20	494,157		4.8%	4.8%	$21,738	8.5%	8.5%
2017	36	796,454		7.7%	12.5%	16,755	6.5%	15.0%
2018	39	1,067,705		10.3%	22.8%	29,612	11.6%	26.6%
2019	38	1,644,650		15.8%	38.6%	43,215	16.9%	43.5%
2020	33	1,307,618		12.6%	51.2%	31,072	12.1%	55.6%
2021	37	1,058,636		10.2%	61.4%	20,759	8.1%	63.7%
2022	16	710,006		6.8%	68.2%	15,414	6.0%	69.7%
2023	14	536,625		5.2%	73.4%	12,326	4.8%	74.5%
2024	13	960,838		9.2%	82.6%	21,841	8.5%	83.0%
2025 and thereafter	33	1,825,104	(3)	17.4%	100.0%	43,349	17.0%	100.0%
Total	279	10,401,793		100.0%		$256,081	100.0%

Weighted average remaining lease term (in years)		5.0				4.8

(1)
The year of lease expiration is pursuant to current contract terms. Some government tenants have the right to vacate their space before the stated expirations of their leases. As of September 30, 2016, government tenants occupying approximately 11.1% of our rentable square feet and responsible for approximately 8.6% of our annualized rental income as of September 30, 2016 have currently exercisable rights to terminate their leases before the stated terms of their leases expire. Also, in 2016, 2017, 2018, 2019, 2020, 2021, 2022, 2023, 2026 and 2027, early termination rights become exercisable by other tenants who currently occupy an additional approximately 1.6%, 2.5%, 1.6%, 4.5%, 6.3%, 0.7%, 2.5%, 2.0%, 0.9% and 0.6% of our rentable square feet, respectively, and contribute an additional approximately 1.8%, 1.9%, 1.6%, 4.8%, 6.9%, 0.7%, 1.7%, 1.8%, 1.2% and 0.7% of our annualized rental income, respectively, as of September 30, 2016. In addition, as of September 30, 2016, 15 of our government tenants have currently exercisable rights to terminate their leases if the legislature or other funding authority does not appropriate rent amounts in their respective annual budgets. These 15 tenants occupy approximately 18.1% of our rentable square feet and contribute approximately 17.9% of our annualized rental income as of September 30, 2016.

(2)
Leased square feet is pursuant to leases existing as of September 30, 2016, and includes (i) space being fitted out for tenant occupancy pursuant to our lease agreements, if any, and (ii) space which is leased, but is not occupied or is being offered for sublease by tenants, if any.  Square feet measurements are subject to changes when space is re-measured or re-configured for new tenants.

(3)	Leased square footage excludes a 25,579 square foot expansion to be constructed at an existing property prior to the commencement of the lease.

Acquisition and Disposition Activities (dollar amounts in thousands)

On January 29, 2016, we acquired an office property (one building) located in Sacramento, CA with 337,811 rentable square feet for a purchase price of $79,235, excluding acquisition costs, using cash on hand and borrowings under our revolving credit facility.  We acquired this property at a capitalization rate of 7.2%.  We calculate the capitalization rate for property acquisitions as the ratio of (x) annual straight line rental income, excluding the impact of above and below market lease amortization, based on leases in effect on the acquisition date, less estimated annual property operating expenses as of the acquisition date, excluding depreciation and amortization expense, to (y) the acquisition purchase price, including the principal amount of assumed debt, if any, and excluding acquisition costs.

In March 2016, we entered an agreement to sell an office property ( one building) in Falls Church, VA with 164,746 rentable square feet and a net book value of $12,282 at September 30, 2016.  The contract sales price is $13,000, excluding closing costs.  This sale is subject to conditions, including the purchaser obtaining certain zoning entitlements, and is currently expected to occur in the first quarter of 2017.

In July 2016, we acquired certain land we leased from a third party at one of our properties in Atlanta, GA for $1,623, excluding acquisition costs.

Also in July 2016, we sold an office property (one building) in Savannah, GA with 35,228 rentable square feet and a net book value of $2,986 at September 30, 2016 for $4,000, excluding closing costs. In connection with this sale, we provided $3,600 of mortgage financing to the buyer.

Also in July 2016, we entered an agreement to acquire an office property (one building) located in Manassas, VA with 69,374 rentable square feet for a purchase price of $13,200, excluding acquisition costs. This property is 100% leased to Prince William County.

In August 2016, we entered an agreement to acquire transferable development rights that would allow us to expand a property we own in Washington, D.C. for a purchase price of $2,030, excluding acquisition costs.

Our pending acquisitions and dispositions are subject to conditions; accordingly, we cannot be sure that we will complete these acquisitions and dispositions or that these acquisitions and dispositions will not be delayed or the terms of these acquisitions and dispositions will not change.

Our strategy related to property acquisitions and dispositions is materially unchanged from that disclosed in our Annual Report. We continue to explore and evaluate for possible acquisition additional properties that are majority leased to government tenants; however, we cannot be sure that we will reach any agreement to acquire such properties, or that if we do reach any such agreement, that we will complete any acquisitions. Although we have not identified properties for disposition other than the property described above, we expect to periodically identify properties for sale based on future changes in market conditions, changes in property performance, our expectation regarding lease renewals, our plans with regard to particular properties or alternative opportunities we may wish to pursue. Our plans for particular properties and other strategic considerations may cause us to change our acquisition and disposition strategies, and we may do so at any time and without shareholder approval.

RESULTS OF OPERATIONS (amounts in thousands, except per share amounts)

Three Months Ended September 30, 2016, Compared to Three Months Ended September 30, 2015

					Acquired Property		Disposed Property
					Results (2)		Results (3)
	Comparable Properties Results (1)				Three Months Ended		Three Months Ended		Consolidated Results
	Three Months Ended September 30,				September 30,		September 30,		Three Months Ended September 30,
			$	%							$	%
	2016	2015	Change	Change	2016	2015	2016	2015	2016	2015	Change	Change
Rental income	$62,298	$62,072	$226	0.4%	$2,180	$—	$—	$20	$64,478	$62,092	$2,386	3.8%
Operating expenses:
Real estate taxes	7,391	7,722	(331)	(4.3%)	205	—	(5)	13	7,591	7,735	(144)	(1.9%)
Utility expenses	5,268	5,178	90	1.7%	213	—	2	16	5,483	5,194	289	5.6%
Other operating expenses	13,271	12,252	1,019	8.3%	579	—	4	29	13,854	12,281	1,573	12.8%
Total operating expenses	25,930	25,152	778	3.1%	997	—	1	58	26,928	25,210	1,718	6.8%
Net operating income (4)	$36,368	$36,920	$(552)	(1.5%)	$1,183	$—	$(1)	$(38)	37,550	36,882	668	1.8%

Other expenses:
Depreciation and amortization									18,404	17,161	1,243	7.2%
Acquisition related costs									147	270	(123)	(45.6%)
General and administrative									3,816	3,714	102	2.7%
Total other expenses									22,367	21,145	1,222	5.8%
Operating income									15,183	15,737	(554)	(3.5%)
Dividend income									304	—	304	nm
Interest income									47	2	45	nm
Interest expense (including net amortization of debt premium and discounts and debt issuance costs of $805 and $360, respectively)									(12,608)	(9,137)	(3,471)	38.0%
Gain on early extinguishment of debt									—	34	(34)	nm
Gain (loss) on issuance of shares by Select Income REIT									72	(21)	93	nm
Income from continuing operations before income taxes and equity in earnings of investees									2,998	6,615	(3,617)	(54.7%)
Income tax (expense) benefit									(13)	13	(26)	nm
Equity in earnings of investees									8,668	10,294	(1,626)	(15.8%)
Income from continuing operations									11,653	16,922	(5,269)	(31.1%)
Loss from discontinued operations									(154)	(11)	(143)	nm
Income before gain on sale of property									11,499	16,911	(5,412)	(32.0%)
Gain on sale of property									79	—	79	nm
Net income									$11,578	$16,911	$(5,333)	(31.5%)

Weighted average common shares outstanding (basic)									71,054	71,004	50	0.1%
Weighted average common shares outstanding (diluted)									71,084	71,021	63	0.1%

Per common share amounts (basic and diluted):
Income from continuing operations									$0.16	$0.24	$(0.08)	(33.3%)
Loss from discontinued operations									$—	$—	$—	—%
Net income									$0.16	$0.24	$(0.08)	(33.3%)

Calculation of Funds From Operations and Normalized Funds From Operations (5)

Net income									$11,578	$16,911
Plus: Depreciation and amortization									18,404	17,161
Plus: FFO attributable to Select Income REIT investment									17,264	17,780
Less: Equity in earnings from Select Income REIT									(8,655)	(10,318)
Less: Gain on sale of property									(79)	—
Funds from operations									38,512	41,534
Plus: Acquisition related costs									147	270
Plus: Loss on issuance of shares by Select Income REIT									—	21
Plus: Loss on impairment of Select Income REIT investment									—	—
Plus: Normalized FFO attributable to Select Income REIT investment									17,267	17,892
Less: FFO attributable to Select Income REIT investment									(17,264)	(17,780)
Less: Gain on early extinguishment of debt									—	(34)
Less: Gain on issuance of shares by Select Income REIT									(72)	—
Normalized funds from operations									$38,590	$41,903

Funds from operations per common share (basic and diluted)									$0.54	$0.58
Normalized funds from operations per common share (basic and diluted)									$0.54	$0.59

(1)
Comparable properties consist of 70 properties (90 buildings) we owned on September 30, 2016 and which we owned continuously since July 1, 2015, and excludes one property (one building) classified as discontinued operations.

(2)	Acquired property consists of one property (one building) we acquired during the three months ended March 31, 2016.

(3)	Disposed property consists of one property (one building) we sold during the three months ended September 30, 2016.

(4)
The calculation of net operating income, or NOI, excludes certain components of net income (loss) in order to provide results that are more closely related to our property level results of operations. We define NOI as income from our rental of real estate less our property operating expenses. NOI excludes amortization of capitalized tenant improvement costs and leasing commissions because we record those amounts as depreciation and amortization. We consider NOI to be an appropriate supplemental measure to net income (loss) because it may help both investors and management to understand the operations of our properties. We use NOI to evaluate individual and company wide property level performance, and we believe that NOI provides useful information to investors regarding our results of operations because it reflects only those income and expense items that are generated and incurred at the property level and may facilitate comparisons of our operating performance between periods and with other REITs. NOI does not represent cash generated by operating activities in accordance with U.S. generally accepted accounting principles, or GAAP, and should not be considered as an alternative to net income (loss) or operating income as an indicator of our operating performance or as a measure of our liquidity. This measure should be considered in conjunction with net income (loss) and operating income as presented in our Condensed Consolidated Statements of Comprehensive Income (Loss). Other REITs and real estate companies may calculate NOI differently than we do.

(5)
We calculate funds from operations, or FFO, and normalized funds from operations, or Normalized FFO, as shown above. FFO is calculated on the basis defined by The National Association of Real Estate Investment Trusts, or NAREIT, which is net income (loss), calculated in accordance with GAAP, plus real estate depreciation and amortization and the difference between FFO attributable to an equity investment and equity in earnings of an equity investee but excluding impairment charges on real estate assets, any gain or loss on sale of properties, as well as certain other adjustments currently not applicable to us. Our calculation of Normalized FFO differs from NAREIT's definition of FFO because we include the difference between FFO and Normalized FFO attributable to our equity investment in SIR, we include business management incentive fees, if any, only in the fourth quarter versus the quarter when they are recognized as expense in accordance with GAAP due to their quarterly volatility not necessarily being indicative of our core operating performance and the uncertainty as to whether any such business management incentive fees will ultimately be payable when all contingencies for determining any such fees are determined at the end of the calendar year and we exclude acquisition related costs, gains or losses on early extinguishment of debt, loss on impairment of SIR investment and gains or losses on issuance of shares by SIR. We consider FFO and Normalized FFO to be appropriate supplemental measures of operating performance for a REIT, along with net income (loss) and operating income. We believe that FFO and Normalized FFO provide useful information to investors because by excluding the effects of certain historical amounts, such as depreciation expense, FFO and Normalized FFO may facilitate a comparison of our operating performance between periods and with other REITs. FFO and Normalized FFO are among the factors considered by our Board of Trustees when determining the amount of distributions to our shareholders. Other factors include, but are not limited to, requirements to maintain our qualification for taxation as a REIT, limitations in our credit agreement and public debt covenants, the availability to us of debt and equity capital, our expectation of our future capital requirements and operating performance, our receipt of distributions from SIR and our expected needs and availability of cash to pay our obligations. FFO and Normalized FFO do not represent cash generated by operating activities in accordance with GAAP and should not be considered as alternatives to net income (loss) or operating income as an indicator of our operating performance or as a measure of our liquidity. These measures should be considered in conjunction with net income (loss) and operating income as presented in our Condensed Consolidated Statements of Comprehensive Income (Loss). Other REITs and real estate companies may calculate FFO and Normalized FFO differently than we do.

We refer to the 70 properties (90 buildings) we owned on September 30, 2016 and which we have owned continuously since July 1, 2015, excluding one property (one building) classified as discontinued operations, as comparable properties. We refer to the one property (one building) we acquired during the three months ended March 31, 2016 as the acquired property. We refer to the one property (one building) we sold during the three months ended September 30, 2016 as the disposed property.

Our condensed consolidated statements of comprehensive income for the three months ended September 30, 2016 include the operating results of the acquired property for the entire period, as we acquired this property prior to July 1, 2016, and include the operating results of the disposed property for less than the entire period, as that property was sold during the period.  Our condensed consolidated statements of comprehensive income for the three months ended September 30, 2015 exclude the operating results of the acquired property for the entire period, as we acquired that property after September 30, 2015, and include the operating results of the disposed property for the entire period, as we sold that property after September 30, 2015.

References to changes in the income and expense categories below relate to the comparison of consolidated results for the three month period ended September 30, 2016, compared to the three month period ended September 30, 2015.

Rental income. The increase in rental income reflects an increase in rental income for comparable properties and the effect of the acquired property partially offset by the effect of the disposed property. Rental income increased $2,180 as a result of the acquired property.  Rental income decreased $20 as a result of the disposed property. Rental income for comparable properties increased $226 due primarily to an increase in occupied space at certain of our properties in the 2016 period.  Rental income includes non-cash straight line rent adjustments totaling $1,205 in the 2016 period and $613 in the 2015 period, and amortization of acquired leases and assumed lease obligations totaling ($370) in the 2016 period and ($298) in the 2015 period.

Real estate taxes. The decrease in real estate taxes reflects a decrease in real estate taxes for comparable properties partially offset by the net effect of the acquired property and the disposed property. Real estate taxes increased $205 as a result of the acquired property.  Real estate taxes decreased $18 as a result of the disposed property. Real estate taxes for comparable properties decreased $331 due primarily to the effect of lower real estate tax valuation assessments at certain of our properties in the 2016 period.

Utility expenses. The increase in utility expenses reflects an increase in utility expenses for comparable properties and the net effect of the acquired property and the disposed property. Utility expenses increased $213 as a result of the acquired property.  Utility expenses declined $14 as a result of the disposed property.  Utility expenses at comparable properties increased $90 primarily due to an increase in electricity usage at certain of our buildings during the 2016 period compared to the 2015 period.

Other operating expenses. Other operating expenses consist of salaries and benefit costs of property level personnel, repairs and maintenance expense, cleaning expense, other direct costs of operating our properties and property management fees, net of amortization of the liability we recorded in connection with our June 2015 acquisition of shares of Class A common stock of The RMR Group Inc., or RMR Inc. (see Note 10 to our condensed consolidated financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q). The increase in other operating expenses reflects an increase in expenses for comparable properties and the net effect of the acquired property and the disposed property. Other operating expenses increased $579 as a result of the acquired property. Other operating expenses declined $25 as a result of the disposed property. Other operating expenses at comparable properties increased $1,019 primarily as a result of higher salaries, cleaning and repairs and maintenance costs at certain of our properties during the 2016 period.

Depreciation and amortization. The increase in depreciation and amortization reflects the effect of the property acquisition and improvements made to certain of our properties, partially offset by the effect of certain assets becoming fully depreciated. Depreciation and amortization increased $1,255 as a result of the acquired property. Depreciation and amortization at comparable properties declined $12 due primarily to certain depreciable leasing related assets becoming fully depreciated after July 1, 2015, partially offset by depreciation and amortization of improvements made to certain of our properties after July 1, 2015.

Acquisition related costs. Acquisition related costs in both the 2016 and 2015 periods include legal and due diligence costs incurred in connection with our property acquisition activity.

General and administrative. General and administrative expenses consist of fees pursuant to our business management agreement, net of amortization of the liability we recorded in connection with our June 2015 acquisition of RMR Inc. shares (see Note 10 to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q), equity compensation expense, legal and accounting fees, Trustees’ fees and expenses, securities listing and transfer agency fees and other costs relating to our status as a publicly traded company. The increase in general and administrative expenses is primarily as a result of an increase in stock compensation expense partially offset by a decrease in other professional fees during the 2016 period.

Dividend income. Dividend income consists of dividends received from our investment in RMR Inc. during the 2016 period.

Interest income. The increase in interest income is primarily the result of interest earned from the mortgage financing we provided to the purchaser of one of our properties during the 2016 period. For more information, see Note 4 to our condensed consolidated financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

Interest expense. The increase in interest expense reflects higher average outstanding debt balances and higher weighted average interest rates on borrowings during the 2016 period compared to the 2015 period.

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

Income tax (expense) benefit. The change in income tax (expense) benefit reflects higher operating income in certain jurisdictions in the 2016 period that is subject to state income taxes, compared to a decrease in our accrued state income tax liability in the 2015 period due to lower estimated operating income in certain jurisdictions.

Equity in earnings of investees. Equity in earnings of investees represents our proportionate share of earnings from our investments in SIR and Affiliates Insurance Company, or AIC.

Loss from discontinued operations. Loss from discontinued operations reflects operating results for one property (one building) included in discontinued operations during the 2016 and 2015 periods.

Gain on sale of property. Gain on sale of property represents the portion of the gain recognized from the sale of a property accounted for under the installment method during the 2016 period. For more information, see Note 4 to our condensed consolidated financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

Net income. Our net income decreased in the 2016 period compared to the 2015 period as a result of the changes noted above.

RESULTS OF OPERATIONS (amounts in thousands, except per share amounts)

Nine Months Ended September 30, 2016, Compared to Nine Months Ended September 30, 2015

					Acquired Property		Disposed Properties
					Results (2)		Results (3)
	Comparable Properties Results (1)				Nine Months Ended		Nine Months Ended		Consolidated Results
	Nine Months Ended September 30,				September 30,		September 30,		Nine Months Ended September 30,
			$	%							$	%
	2016	2015	Change	Change	2016	2015	2016	2015	2016	2015	Change	Change
Rental income	$186,297	$185,062	$1,235	0.7%	$5,852	$—	$1	$1,802	$192,150	$186,864	$5,286	2.8%
Operating expenses:
Real estate taxes	22,259	22,575	(316)	(1.4%)	524	—	27	244	22,810	22,819	(9)	(0.0%)
Utility expenses	12,889	13,635	(746)	(5.5%)	417	—	24	153	13,330	13,788	(458)	(3.3%)
Other operating expenses	38,534	36,224	2,310	6.4%	1,438	—	59	435	40,031	36,659	3,372	9.2%
Total operating expenses	73,682	72,434	1,248	1.7%	2,379	—	110	832	76,171	73,266	2,905	4.0%
Net operating income (4)	$112,615	$112,628	$(13)	(0.0%)	$3,473	$—	$(109)	$970	115,979	113,598	2,381	2.1%

Other expenses:
Depreciation and amortization									54,713	51,675	3,038	5.9%
Acquisition related costs									363	459	(96)	(20.9%)
General and administrative									11,350	11,431	(81)	(0.7%)
Total other expenses									66,426	63,565	2,861	4.5%
Operating income									49,553	50,033	(480)	(1.0%)
Dividend income									667	—	667	nm
Interest income									63	14	49	350.0%
Interest expense (including net amortization of debt premium and discounts and debt issuance costs of $2,024 and $1,020, respectively)									(32,286)	(27,894)	(4,392)	15.7%
Gain on early extinguishment of debt									104	34	70	205.9%
Gain (loss) on issuance of shares by Select Income REIT									88	(42,145)	42,233	nm
Loss on impairment of Select Income REIT investment									—	(203,297)	203,297	nm
Income (loss) from continuing operations before income taxes and equity in earnings of investees									18,189	(223,255)	241,444	(108.1%)
Income tax expense									(63)	(49)	(14)	28.6%
Equity in earnings of investees									28,002	16,072	11,930	74.2%
Income (loss) from continuing operations									46,128	(207,232)	253,360	nm
Loss from discontinued operations									(429)	(390)	(39)	10.0%
Income (loss) before gain on sale of property									45,699	(207,622)	253,321	nm
Gain on sale of property									79	—	79	nm
Net income (loss)									$45,778	$(207,622)	$253,400	nm

Weighted average common shares outstanding (basic)									71,041	70,589	452	0.6%
Weighted average common shares outstanding (diluted)									71,064	70,589	475	0.7%

Per common share amounts (basic and diluted):
Income (loss) from continuing operations									$0.65	$(2.94)	$3.59	nm
Loss from discontinued operations									$(0.01)	$(0.01)	$—	nm
Net income (loss)									$0.64	$(2.94)	$3.58	nm

Calculation of Funds From Operations and Normalized Funds From Operations (5)

Net income (loss)									$45,778	$(207,622)
Plus: Depreciation and amortization									54,713	51,675
Plus: FFO attributable to Select Income REIT investment									53,609	43,961
Less: Equity in earnings from Select Income REIT									(27,895)	(16,002)
Less: Gain on sale of property									(79)	—
Funds from operations									126,126	(127,988)
Plus: Acquisition related costs									363	459
Plus: Loss on issuance of shares by Select Income REIT									—	42,145
Plus: Loss on impairment of Select Income REIT investment									—	203,297
Plus: Normalized FFO attributable to Select Income REIT investment									53,629	51,177
Less: FFO attributable to Select Income REIT investment									(53,609)	(43,961)
Less: Gain on early extinguishment of debt									(104)	(34)
Less: Gain on issuance of shares by Select Income REIT									(88)	—
Normalized funds from operations									$126,317	$125,095

Funds from operations per common share (basic and diluted)									$1.78	$(1.81)
Normalized funds from operations per common share (basic and diluted)									$1.78	$1.77

(1)
Comparable properties consist of 70 properties (90 buildings) we owned on September 30, 2016 and which we owned continuously since January 1, 2015, and excludes one property (one building) classified as discontinued operations.

(2)	Acquired property consists of one property (one building) we acquired during the nine months ended September 30, 2016.

(3)
Disposed properties consist of one property (one building) we sold during the nine months ended September 30, 2015 and one property (one building) we sold during the nine months ended September 30, 2016.

(4)	See footnote (4) on page 27 for a definition of NOI.

(5)	See footnote (5) on page 27 for a definition of FFO and Normalized FFO.

We refer to the 70 properties (90 buildings) we owned on September 30, 2016 and which we have owned continuously since January 1, 2015, excluding one property (one building) classified as discontinued operations, as comparable properties. We refer to the one property (one building) we acquired during the nine months ended September 30, 2016 as the acquired property. We refer to the one property (one building) we sold during the nine months ended September 30, 2015 and the one property (one building) we sold during the nine months ended September 30, 2016 as the disposed properties.

Our condensed consolidated statements of comprehensive income (loss) for the nine months ended September 30, 2016 include the operating results of the acquired property for less than the entire period, as we acquired this property during the 2016 period, include the operating results of one disposed property for less than the entire period, as we sold that property during the period, and exclude the operating results of one disposed property for the entire period, as we sold that property prior to January 1, 2016.  Our condensed consolidated statements of comprehensive income (loss) for the nine months ended September 30, 2015 exclude the operating results of the acquired property for the entire period, as we acquired that property after September 30, 2015, include the operating results of one disposed property for the entire period, as we sold that property after September 30, 2015, and include the operating results of one disposed property for less than the entire period, as we sold that property during the 2015 period.

References to changes in the income and expense categories below relate to the comparison of consolidated results for the nine month period ended September 30, 2016, compared to the nine month period ended September 30, 2015.

Rental income. The increase in rental income reflects an increase in rental income for comparable properties and the net effect of the acquired property and the disposed properties.  Rental income increased $5,852 as a result of the acquired property.  Rental income declined $1,801 as a result of the disposed properties.  Rental income for comparable properties increased $1,235 due primarily to an increase in occupied space at certain of our properties in the 2016 period.  Rental income includes non-cash straight line rent adjustments totaling $1,789 in the 2016 period and $2,820 in the 2015 period, and amortization of acquired leases and assumed lease obligations totaling ($1,103) in the 2016 period and ($862) in the 2015 period.

Real estate taxes. The decrease in real estate taxes reflects the decrease in real estate taxes for comparable properties partially offset by the net effect of the acquired property and the disposed properties. Real estate taxes increased $524 as a result of the acquired property.  Real estate taxes declined $217 as a result of the disposed properties.  Real estate taxes for comparable properties declined $316 due primarily to the effect of lower real estate tax valuation assessments at certain of our properties in the 2016 period.

Utility expenses. The decrease in utility expenses reflects a decrease in utility expenses for comparable properties partially offset by the net effect of the acquired property and the disposed properties. Utility expenses increased $417 as a result of the acquired property.  Utility expenses declined $129 as a result of the disposed properties.  Utility expenses at comparable properties declined $746 primarily due to milder temperatures experienced in certain parts of the United States during the 2016 period compared to the 2015 period.

Other operating expenses. The increase in other operating expenses reflects an increase in expenses for comparable properties and the net effect of the acquired property and the disposed properties. Other operating expenses increased $1,438 as a result of the acquired property.  Other operating expenses declined $376 as a result of the disposed properties.  Other operating expenses at comparable properties increased $2,310 primarily as a result of higher salaries, cleaning and insurance costs at certain of our properties partially offset by lower snow removal costs at certain of our properties during the 2016 period.

Depreciation and amortization. The increase in depreciation and amortization reflects the effect of the property acquisition and improvements made to certain of our properties, partially offset by the effect of certain assets becoming fully depreciated. Depreciation and amortization increased $3,343 as a result of the acquired property. Depreciation and amortization at comparable properties declined $305 due primarily to certain depreciable leasing related assets becoming fully depreciated after January 1, 2015, partially offset by depreciation and amortization of improvements made to certain of our properties after January 1, 2015.

Acquisition related costs. Acquisition related costs in both the 2016 and 2015 periods include legal and due diligence costs incurred in connection with our property acquisition activity.

General and administrative. The decrease in general and administrative expenses primarily reflects a decrease in other professional fees and services partially offset by an increase in stock compensation expense during the 2016 period.

Dividend income. Dividend income consists of dividends received from our investment in RMR Inc. during the 2016 period.

Interest income. The increase in interest income is primarily the result of interest earned from the mortgage financing we provided to the purchaser of one of our properties during the 2016 period. For more information, see Note 4 to our condensed consolidated financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

Interest expense. The increase in interest expense reflects higher average outstanding debt balances and higher weighted average interest rates on borrowings during the 2016 period compared to the 2015 period.

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

Gain on sale of property. Gain on sale of property represents the portion of the gain recognized from the sale of a property accounted for under the installment method during the 2016 period. For more information, see Note 4 to our condensed consolidated financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

Net income (loss). We recognized net income in the 2016 period compared to a net loss in the 2015 period as a result of the changes noted above.

LIQUIDITY AND CAPITAL RESOURCES

Our Operating Liquidity and Resources (dollar amounts in thousands)

Our principal sources of funds to meet operating and capital expenses, debt service obligations and pay distributions on our common shares are the operating cash flows we generate as rental income from our properties, the distributions we receive from our investment in SIR and borrowings under our revolving credit facility. We believe that these sources of funds will be sufficient to meet our operating and capital expenses and debt service obligations and pay distributions on our common shares for the next 12 months and for the foreseeable future thereafter. Our future cash flows from operating activities will depend primarily upon:

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

Our changes in cash flows for the nine months ended September 30, 2016 compared to the same period in 2015 were as follows: (i) cash provided by operating activities increased from $89,053 in 2015 to $91,674 in 2016; (ii) cash used in investing activities increased from $65,793 in 2015 to $94,848 in 2016; and (iii) cash flows from financing activities changed from $25,745 of cash used in financing activities in 2015 to $8,138 of cash provided by financing activities in 2016.

The increase in cash provided by operating activities for the nine month period ended September 30, 2016 as compared to the corresponding prior year period primarily reflects an increase in property net operating income and an increase in distributions of earnings received from our investment in SIR common shares, partially offset by changes in working capital in the 2016 period. The increase in cash used in investing activities for the nine month period ended September 30, 2016 as compared to the corresponding prior year period was due primarily to our real estate acquisition activity in the 2016 period versus disposition activity in the 2015 period, partially offset by our investment in SIR in the 2015 period. The change in cash provided by (used in) financing activities for the nine month period ended September 30, 2016 as compared to the corresponding prior year period was due primarily to an increase in net borrowings in the 2016 period, including our issuance of senior unsecured notes.

Our Investment and Financing Liquidity and Resources (dollar amounts in thousands, except per share and per square foot amounts)

In order to fund acquisitions and to meet cash needs that may result from our desire or need to make distributions or pay operating or capital expenses, we maintain a $750,000 unsecured revolving credit facility. The maturity date of our revolving credit facility is January 31, 2019 and, subject to our payment of an extension fee and meeting other conditions, we have an option to extend the stated maturity date of our revolving credit facility by one year to January 31, 2020. We are required to pay interest at a rate of LIBOR plus a premium, which was 125 basis points per annum at September 30, 2016, on the amount outstanding under our revolving credit facility. We also pay a facility fee on the total amount of lending commitments under our revolving credit facility, which was 25 basis points per annum at September 30, 2016. Both the interest rate premium and the facility fee are subject to adjustment based upon changes to our credit ratings. We can borrow, repay and reborrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity. As of September 30, 2016, the annual interest rate payable on borrowings under our revolving credit facility was 1.7%. As of September 30, 2016 and October 25, 2016, we had $25,000 and $15,000, respectively, outstanding under our revolving credit facility.

Our revolving credit facility is governed by a credit agreement with a syndicate of institutional lenders, which also governs our two unsecured term loans:

•
Our $300,000 term loan, which matures on March 31, 2020, is prepayable without penalty at any time. We are required to pay interest at LIBOR plus a premium, which was 140 basis points per annum at September 30, 2016, on the amount outstanding under our $300,000 term loan.  The interest rate premium is subject to adjustment based upon changes to our credit ratings.  As of September 30, 2016, the annual interest rate for the amount outstanding under our $300,000 term loan was 1.9%.

•
Our $250,000 term loan, which matures on March 31, 2022, is prepayable at any time. If our $250,000 term loan is repaid on or prior to November 21, 2016, a prepayment premium of 1.0% of the amount repaid would be payable. Subsequent to November 21, 2016, no prepayment premium would be payable. We are required to pay interest at LIBOR plus a premium, which was 180 basis points per annum at September 30, 2016, on the amount outstanding under our $250,000 term loan.  The interest rate premium is subject to adjustment based upon changes to our credit ratings.  As of September 30, 2016, the annual interest rate for the amount outstanding under our $250,000 term loan was 2.3%.

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

Our $350,000 of 3.75% senior unsecured notes require semi-annual payments of interest only through maturity in August 2019 and may be repaid at par (plus accrued and unpaid interest) on or after July 15, 2019 or before that date together with a make whole premium.

In May 2016, we issued $300,000 of 5.875% senior unsecured notes due 2046 in an underwritten public offering. In June 2016, the underwriters exercised an option to purchase an additional $10,000 of these notes. The net proceeds from this offering of $299,771, after offering expenses, were used to repay all amounts then outstanding under our revolving credit facility and for general business purposes.

Our debt maturities (other than our revolving credit facility) are as follows: $369 in 2016, $1,549 in 2017, $1,671 in 2018, $359,439 in 2019, $301,619 in 2020 and $573,230 thereafter.

None of our debt obligations require sinking fund payments prior to their maturity dates.  Our $27,877 in mortgage debts generally require monthly payments of principal and interest through maturity.
In addition to our debt obligations, as of September 30, 2016, we have estimated unspent leasing related obligations of $21,580 and have committed to redevelop and expand an existing property at an estimated cost to complete of approximately $17,990.

We currently expect to use cash balances, borrowings under our revolving credit facility, net proceeds from our property sales, distributions received from our investment in SIR, assumption of mortgage debt and net proceeds from offerings of equity or debt securities to fund our future operations, capital expenditures, distributions to our shareholders and property acquisitions. When significant amounts are outstanding under our revolving credit facility or the maturity date of our revolving credit facility, term loans, senior notes, mortgage notes or our other debts approach, we intend to explore alternatives for repaying or refinancing such amounts. Such alternatives may include incurring additional term debt, issuing equity or debt securities, extending the maturity date of our revolving credit facility and entering into a new revolving credit facility. We may assume additional mortgage debt in connection with our acquisition of properties or elect to place new mortgages on properties we own as a source of financing. Although we cannot be sure that we will be successful in consummating any particular type of financing, we believe that we will have access to financing, such as debt and equity offerings, to fund future acquisitions and capital expenditures and to pay our obligations. We currently have an effective shelf registration statement that allows us to issue public securities on an expedited basis, but it does not assure that there will be buyers for such securities.
Our ability to obtain, and the costs of, our future financings will depend primarily on market conditions and our creditworthiness. We have no control over market conditions. Potential investors and lenders likely will evaluate our ability to pay distributions to shareholders, fund required debt service and repay debts when they become due by reviewing our business practices and plans to balance our use of debt and equity capital so that our financial profile and leverage ratios afford us flexibility to withstand any reasonably anticipated adverse changes. We intend to conduct our business in a manner which will afford us reasonable access to capital for investment and financing activities, but we cannot be sure that we will be able to successfully carry out this intention.

On February 25, 2016, we paid a regular quarterly distribution to common shareholders of $0.43 per share, or approximately $30,584. On May 23, 2016, we paid a regular quarterly distribution to common shareholders of $0.43 per share, or approximately $30,585. On August 22, 2016, we paid a regular quarterly distribution to common shareholders of record on July 22, 2016 of $0.43 per share, or $30,590. On October 11, 2016, we declared a regular quarterly distribution payable to common shareholders of record on October 21, 2016 of $0.43 per share, or approximately $30,607. We expect to pay this amount on or about November 21, 2016 using cash on hand and borrowings under our revolving credit facility.

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

Off Balance Sheet Arrangements

As of September 30, 2016, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Debt Covenants (dollars in thousands)

Our principal debt obligations at September 30, 2016 consisted of borrowings under our $750,000 unsecured revolving credit facility, our $300,000 term loan, our $250,000 term loan, an aggregate outstanding principal amount of $660,000 of public issuances of senior unsecured notes and three secured mortgage notes that were assumed in connection with certain of our acquisitions. Our publicly issued senior unsecured notes are governed by an indenture.  Our senior unsecured notes indenture and its supplements and the credit agreement for our revolving credit facility and our two term loans provide for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, such as, in the case of our credit agreement, a change of control of us, which includes The RMR Group LLC, or RMR LLC, ceasing to act as our business manager and property manager. Our senior unsecured notes indenture and its supplements and our credit agreement also contain a number of covenants which generally restrict our ability to incur debts, including debts secured by mortgages on our properties, in excess of calculated amounts, require us to maintain various financial ratios, and, in the case of our credit agreement, restrict our ability to make distributions under certain circumstances. Our mortgage notes are non-recourse, subject to certain limited exceptions, and do not contain any material financial covenants.  As of September 30, 2016, we believe we were in compliance with the terms and conditions of our respective covenants under our senior unsecured notes indenture and its supplements and our credit agreement.
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
Related Person Transactions

We have relationships and historical and continuing transactions with RMR LLC, SIR and others related to them.  For example, we have no employees and the personnel and various services we require to operate our business are provided to us by RMR LLC pursuant to management agreements; RMR Inc. is the managing member of RMR LLC and we own shares of class A common stock of RMR Inc.; and the controlling shareholder of RMR Inc., ABP Trust, is owned by our Managing Trustees and ABP Trust also owns an equity interest in RMR LLC. Also, we own common shares of SIR; and we and six other companies to which RMR LLC provides management services own in equal amounts AIC, an insurance company, and we participate in a combined property insurance program arranged and reinsured in part by AIC. For further information about these and other such relationships and related person transactions, please see Notes 10 and 11 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, our Annual Report, our definitive Proxy Statement for our 2016 Annual Meeting of Shareholders and our other filings with the Securities and Exchange Commission, or SEC.  In addition, please see the section captioned “Risk Factors” of our Annual Report for a description of risks that may arise as a result of these and other related person transactions and relationships.  Our filings with the SEC and copies of certain of our agreements with these related parties are publicly available as exhibits to our public filings with the SEC and accessible at the SEC’s website, www.sec.gov.  We may engage in additional transactions with related persons, including RMR LLC and companies to which RMR LLC or its affiliates provide management services.

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

Fixed Rate Debt

At September 30, 2016, our outstanding fixed rate debt consisted of the following:

		Annual	Annual		Interest
	Principal	Interest	Interest		Payments
Debt	Balance (1)	Rate (1)	Expense (1)	Maturity	Due
Senior unsecured notes	$350,000	3.750%	$13,125	2019	Semi-annually
Senior unsecured notes	310,000	5.875%	18,213	2046	Quarterly
Mortgage note	13,993	5.877%	834	2021	Monthly
Mortgage note	8,546	7.000%	607	2019	Monthly
Mortgage note	5,338	8.150%	441	2021	Monthly
	$687,877		$33,220

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

Our $350,000 senior unsecured notes require semi-annual interest payments through maturity and our $310,000 senior unsecured notes require quarterly interest payments through maturity.  Our mortgages generally require principal and interest payments through maturity pursuant to amortization schedules.  Because these debts require interest at a fixed rate, changes in market interest rates during the term of these debts will not affect our interest obligations.  If these debts were refinanced at interest rates which are 100 basis points higher or lower than shown above, our per annum interest cost would increase or decrease, respectively, by approximately $7,097.

Changes in market interest rates would affect the fair value of our fixed rate debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt.  Based on the balances outstanding at September 30, 2016, and discounted cash flow analyses through the respective maturity dates, and assuming no other changes in factors that may affect the fair value of our fixed rate debt obligations, a hypothetical immediate 100 basis point increase in interest rates would change the fair value of those obligations by approximately $50,096.

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

Floating Rate Debt

At September 30, 2016, our floating rate debt consisted of $25,000 of borrowings under our $750,000 revolving credit facility, our $300,000 term loan and our $250,000 term loan. Our revolving credit facility matures in January 2019 and, subject to the payment of an extension fee and our meeting other conditions, we have the option to extend the stated maturity by one year to January 2020. No principal repayments are required under our revolving credit facility or our term loans prior to maturity, and we can borrow, repay and reborrow funds available under our revolving credit facility, subject to conditions, at any time without penalty. Our $300,000 term loan matures on March 31, 2020. Our $250,000 term loan matures on March 31, 2022. Amounts outstanding under our term loans may be repaid at any time, but after they are repaid amounts may not be redrawn. Our $300,000 term loan may be repaid without penalty at any time. If our $250,000 term loan is repaid on or prior to November 21, 2016, a prepayment premium of 1.0% of the amount repaid would be incurred.  Subsequent to November 21, 2016, no prepayment premium would be incurred.

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

The following table presents the impact a 100 basis point increase in interest rates would have on our annual floating rate interest expense as of September 30, 2016:

	Impact of Changes in Interest Rates
	Annual	Outstanding	Total Interest	Annual Earnings
	Interest Rate (1)	Debt	Expense Per Year	Per Share Impact (2)
At September 30, 2016	2.1%	$575,000	$12,243	$0.17
100 bps increase	3.1%	$575,000	$18,073	$0.25

(1)	Weighted based on the respective interest rates and outstanding borrowings under our revolving credit facility and term loans as of September 30, 2016.

(2)	Based on the weighted average shares outstanding (diluted) for the nine months ended September 30, 2016.

The following table presents the impact a 100 basis point increase in interest rates would have on our annual floating rate interest expense as of September 30, 2016 if we were fully drawn on our revolving credit facility and our term loans remained outstanding:

	Impact of Changes in Interest Rates
	Annual	Outstanding	Total Interest	Annual Earnings
	Interest Rate (1)	Debt	Expense Per Year	Per Share Impact (2)
At September 30, 2016	1.9%	$1,300,000	$25,043	$0.35
100 bps increase	2.9%	$1,300,000	$38,224	$0.54

(1)	Weighted based on the respective interest rates and outstanding borrowings under our revolving credit facility (assuming fully drawn) and our term loans as of September 30, 2016.

(2)	Based on the weighted average shares outstanding (diluted) for the nine months ended September 30, 2016.

The foregoing tables show the impact of an immediate change in floating interest rates as of September 30, 2016.  If interest rates were to change gradually over time, the impact would be spread over time. Our exposure to fluctuations in floating interest rates will increase or decrease in the future with increases or decreases in the outstanding amount under our revolving credit facility, our term loans or our other floating rate debt, if any. Although we have no present plans to do so, we may in the future enter into hedge arrangements from time to time to mitigate our exposure to changes in interest rates.

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

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

WARNING CONCERNING FORWARD LOOKING STATEMENTS

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS STATEMENTS THAT CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER SECURITIES LAWS.  ALSO, WHENEVER WE USE WORDS SUCH AS “BELIEVE”, “EXPECT”, “ANTICIPATE”, “INTEND”, “PLAN”, “ESTIMATE”, “WILL”, “MAY” AND NEGATIVES OR DERIVATIVES OF THESE OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS.  THESE FORWARD LOOKING STATEMENTS ARE BASED UPON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, BUT FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR.  FORWARD LOOKING STATEMENTS IN THIS REPORT RELATE TO VARIOUS ASPECTS OF OUR BUSINESS, INCLUDING:

•	OUR ACQUISITIONS AND SALES OF PROPERTIES,

•	OUR ABILITY TO COMPETE FOR ACQUISITIONS AND TENANCIES EFFECTIVELY,

•	THE LIKELIHOOD THAT OUR TENANTS WILL PAY RENT OR BE NEGATIVELY AFFECTED BY CYCLICAL ECONOMIC CONDITIONS OR GOVERNMENT BUDGET CONSTRAINTS,

•	THE LIKELIHOOD THAT OUR TENANTS WILL RENEW OR EXTEND THEIR LEASES AND NOT EXERCISE EARLY TERMINATION OPTIONS PURSUANT TO THEIR LEASES OR THAT WE WILL OBTAIN REPLACEMENT TENANTS,

•	OUR ABILITY TO PAY DISTRIBUTIONS TO OUR SHAREHOLDERS AND THE AMOUNT OF SUCH DISTRIBUTIONS,

•	OUR EXPECTATION THAT WE BENEFIT FINANCIALLY FROM OUR OWNERSHIP INTEREST IN SIR,

•	OUR POLICIES AND PLANS REGARDING INVESTMENTS, FINANCINGS AND DISPOSITIONS,

•	THE FUTURE AVAILABILITY OF BORROWINGS UNDER OUR REVOLVING CREDIT FACILITY,

•	OUR EXPECTATION THAT THERE WILL BE OPPORTUNITIES FOR US TO ACQUIRE, AND THAT WE WILL ACQUIRE, ADDITIONAL PROPERTIES THAT ARE MAJORITY LEASED TO GOVERNMENT TENANTS,

•	OUR EXPECTATIONS REGARDING DEMAND FOR LEASED SPACE BY THE U.S. GOVERNMENT AND STATE AND LOCAL GOVERNMENTS,

•	OUR ABILITY TO RAISE EQUITY OR DEBT CAPITAL,

•	OUR ABILITY TO PAY INTEREST ON AND PRINCIPAL OF OUR DEBT,

•	OUR ABILITY TO APPROPRIATELY BALANCE OUR DEBT AND EQUITY CAPITAL,

•	OUR CREDIT RATINGS,

•	OUR EXPECTATION THAT WE BENEFIT FROM OUR OWNERSHIP OF RMR INC.,

•	OUR EXPECTATION THAT WE BENEFIT FROM OUR OWNERSHIP OF AIC AND FROM OUR PARTICIPATION IN INSURANCE PROGRAMS ARRANGED BY AIC,

•	THE CREDIT QUALITIES OF OUR TENANTS,

•	OUR QUALIFICATION FOR TAXATION AS A REIT, AND

•	OTHER MATTERS.

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

•
THE BUSINESS MANAGEMENT AND PROPERTY MANAGEMENT AGREEMENTS BETWEEN US AND RMR LLC HAVE CONTINUING 20 YEAR TERMS.  HOWEVER, THOSE AGREEMENTS INCLUDE TERMS WHICH PERMIT EARLY TERMINATION IN CERTAIN CIRCUMSTANCES.  ACCORDINGLY, WE CANNOT BE SURE THAT THESE AGREEMENTS WILL REMAIN IN EFFECT FOR CONTINUING 20 YEAR TERMS OR FOR SHORTER TERMS,

•
WE BELIEVE THAT OUR RELATIONSHIPS WITH OUR RELATED PARTIES, INCLUDING RMR LLC, RMR INC., SIR, AIC AND OTHERS AFFILIATED WITH THEM MAY BENEFIT US AND PROVIDE US WITH COMPETITIVE ADVANTAGES IN OPERATING AND GROWING OUR BUSINESS. HOWEVER, THE ADVANTAGES WE BELIEVE WE MAY REALIZE FROM THESE RELATIONSHIPS MAY NOT MATERIALIZE,

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

•
WE CURRENTLY EXPECT TO SPEND APPROXIMATELY $18.0 MILLION TO COMPLETE OUR REDEVELOPMENT AND EXPANSION OF AN EXISTING PROPERTY IN CONNECTION WITH A NEW LEASE AGREEMENT.  IN ADDITION, AS OF SEPTEMBER 30, 2016, WE HAVE ESTIMATED UNSPENT LEASING RELATED OBLIGATIONS OF $21.6 MILLION, WHICH EXCLUDES THE ESTIMATED DEVELOPMENT COSTS NOTED IN THE PRECEDING SENTENCE. IT IS DIFFICULT TO ACCURATELY ESTIMATE DEVELOPMENT COSTS.  THIS DEVELOPMENT PROJECT AND OUR UNSPENT LEASING RELATED OBLIGATIONS MAY COST MORE OR LESS AND MAY TAKE LONGER TO COMPLETE THAN WE CURRENTLY EXPECT, AND WE MAY INCUR INCREASING AMOUNTS FOR THESE AND SIMILAR PURPOSES IN THE FUTURE.

CURRENTLY UNEXPECTED RESULTS COULD OCCUR DUE TO MANY DIFFERENT CIRCUMSTANCES, SOME OF WHICH ARE BEYOND OUR CONTROL, SUCH AS CHANGES IN GOVERNMENT TENANTS’ NEEDS FOR LEASED SPACE, ACTS OF TERRORISM, NATURAL DISASTERS OR CHANGES IN CAPITAL MARKETS OR THE ECONOMY GENERALLY.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer purchases of equity securities. The following table provides information about our purchases of our equity securities during the quarter ended September 30, 2016:

Maximum
			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares that
	Number of		as Part of Publicly	May Yet Be Purchased
	Shares	Average Price	Announced Plans	Under the Plans or
Calendar Month	Purchased (1)	Paid per Share	or Programs	Programs
September 2016	13,209	$23.63	$—	$—
Total	13,209	$23.63	$—	$—

(1)
During September 2016, all common share purchases were made to satisfy our officers’ and other RMR LLC employees’ tax withholding and payment obligations in connection with the vesting of awards of our common shares. We repurchased these shares at their fair market value based upon the trading price of our common shares on the repurchase date.

Item 6. Exhibits

Exhibit Number	Description

3.1	Composite Copy of Amended and Restated Declaration of Trust, dated June 8, 2009, as amended to date. (Incorporated by reference to the Company’s Current Report on Form 8-K dated July 28, 2014.)

3.2	Composite Copy of Amended and Restated Bylaws of the Company, adopted September 7, 2016. (Incorporated by reference to the Company’s Current Report on Form 8-K dated September 7, 2016.)

4.1	Form of Common Share Certificate. (Incorporated by reference to Amendment No. 2 to the Company’s Registration Statement on Form S-11/A, File No. 333-157455.)

4.2	Indenture, dated as of August 18, 2014, between the Company and U.S. Bank National Association. (Incorporated by reference to the Company’s Current Report on Form 8-K dated August 18, 2014.)

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

4.5
Authentication Order, dated June 22, 2016, from the Company to U.S. Bank National Association, relating to the Company's 5.875% Senior Notes due 2046. (Incorporated by reference to the Company’s Registration Statement on Form 8-A dated June 30, 2016.)

4.6
Registration Rights and Lock-Up Agreement, dated June 5, 2015, among the Company, ABP Trust, Barry M. Portnoy and Adam D. Portnoy. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 5, 2015.)

10.1	Form of Share Award Agreement. (Filed herewith.)

12.1	Computation of Ratio of Earnings to Fixed Charges. (Filed herewith.)

31.1	Rule 13a-14(a) Certification. (Filed herewith.)

31.2	Rule 13a-14(a) Certification. (Filed herewith.)

31.3	Rule 13a-14(a) Certification. (Filed herewith.)

31.4	Rule 13a-14(a) Certification. (Filed herewith.)

32.1	Section 1350 Certification. (Furnished herewith.)

101.1
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements, tagged as blocks of text and in detail. (Filed herewith.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOVERNMENT PROPERTIES INCOME TRUST

By:	/s/ David M. Blackman
David M. Blackman President and Chief Operating Officer
Dated: October 27, 2016

By:	/s/ Mark L. Kleifges
Mark L. Kleifges Chief Financial Officer and Treasurer (principal financial and accounting officer)
Dated: October 27, 2016