Form 10-K
period 2016-12-31
GOVERNMENT PROPERTIES INCOME TRUST
filed 2017-02-22
CIK 1456772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 1-34364

GOVERNMENT PROPERTIES INCOME TRUST
(Exact Name of Registrant as Specified in Its Charter)

Maryland (State of Organization)	26-4273474 (IRS Employer Identification No.)

Two Newton Place, 255 Washington Street, Suite 300, Newton, MA 02458-1634
(Address of Principal Executive Offices)                                                       (Zip Code)

Registrant’s Telephone Number, Including Area Code 617-219-1440

Securities registered pursuant to Section 12(b) of the Act:

Title Of Each Class	Name Of Each Exchange On Which Registered
Common Shares of Beneficial Interest	The NASDAQ Stock Market LLC
5.875% Senior Notes due 2046	The NASDAQ Stock Market LLC

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the voting common shares of beneficial interest, $.01 par value, or common shares, of the registrant held by non-affiliates was approximately $1.6 billion based on the $23.06 closing price per common share on the New York Stock Exchange on June 30, 2016. For purposes of this calculation, an aggregate of 1,855,399 common shares held directly by, or by affiliates of, the trustees and the executive officers of the registrant have been included in the number of common shares held by affiliates.

Number of the registrant’s common shares outstanding as of February 21, 2017: 71,177,906.

References in this Annual Report on Form 10-K to the Company, GOV, we, us or our mean Government Properties Income Trust and its consolidated subsidiaries, unless the context indicates otherwise.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated by reference to our definitive Proxy Statement for the 2017 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 2016.

WARNING CONCERNING FORWARD LOOKING STATEMENTS
THIS ANNUAL REPORT ON FORM 10-K CONTAINS STATEMENTS THAT CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER SECURITIES LAWS. ALSO, WHENEVER WE USE WORDS SUCH AS “BELIEVE”, “EXPECT”, “ANTICIPATE”, “INTEND”, “PLAN”, “ESTIMATE”, “WILL”, “MAY” AND NEGATIVES OR DERIVATIVES OF THESE OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS. THESE FORWARD LOOKING STATEMENTS ARE BASED UPON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, BUT FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR. FORWARD LOOKING STATEMENTS IN THIS REPORT RELATE TO VARIOUS ASPECTS OF OUR BUSINESS, INCLUDING:

•	OUR ACQUISITIONS AND SALES OF PROPERTIES,

•	OUR ABILITY TO COMPETE FOR ACQUISITIONS AND TENANCIES EFFECTIVELY,

•	THE LIKELIHOOD THAT OUR TENANTS WILL PAY RENT OR BE NEGATIVELY AFFECTED BY CYCLICAL ECONOMIC CONDITIONS OR GOVERNMENT BUDGET CONSTRAINTS,

•	THE LIKELIHOOD THAT OUR TENANTS WILL RENEW OR EXTEND THEIR LEASES AND NOT EXERCISE EARLY TERMINATION OPTIONS PURSUANT TO THEIR LEASES OR THAT WE WILL OBTAIN REPLACEMENT TENANTS,

•	OUR ABILITY TO PAY DISTRIBUTIONS TO OUR SHAREHOLDERS AND THE AMOUNT OF SUCH DISTRIBUTIONS,

•	OUR EXPECTATION THAT WE BENEFIT FINANCIALLY FROM OUR OWNERSHIP INTEREST IN SELECT INCOME REIT, OR SIR,

•	OUR POLICIES AND PLANS REGARDING INVESTMENTS, FINANCINGS AND DISPOSITIONS,

•	THE FUTURE AVAILABILITY OF BORROWINGS UNDER OUR REVOLVING CREDIT FACILITY,

•	OUR EXPECTATION THAT THERE WILL BE OPPORTUNITIES FOR US TO ACQUIRE, AND THAT WE WILL ACQUIRE, ADDITIONAL PROPERTIES THAT ARE MAJORITY LEASED TO GOVERNMENT TENANTS OR GOVERNMENT CONTRACTOR TENANTS,

•	OUR EXPECTATIONS REGARDING DEMAND FOR LEASED SPACE BY THE U.S. GOVERNMENT AND STATE AND LOCAL GOVERNMENTS,

•	OUR ABILITY TO RAISE EQUITY OR DEBT CAPITAL,

•	OUR ABILITY TO PAY INTEREST ON AND PRINCIPAL OF OUR DEBT,

•	OUR ABILITY TO APPROPRIATELY BALANCE OUR USE OF DEBT AND EQUITY CAPITAL,

•	OUR CREDIT RATINGS,

•	OUR EXPECTATION THAT WE BENEFIT FROM OUR OWNERSHIP OF THE RMR GROUP INC., OR RMR INC.,

•	OUR EXPECTATION THAT WE BENEFIT FROM OUR OWNERSHIP OF AFFILIATES INSURANCE COMPANY, OR AIC, AND FROM OUR PARTICIPATION IN INSURANCE PROGRAMS ARRANGED BY AIC,

•	THE CREDIT QUALITIES OF OUR TENANTS,

•	OUR QUALIFICATION FOR TAXATION AS A REAL ESTATE INVESTMENT TRUST, OR REIT, AND

•	OTHER MATTERS.

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

i

•	THE IMPACT OF CHANGES IN THE ECONOMY AND THE CAPITAL MARKETS ON US AND OUR TENANTS,

•	COMPETITION WITHIN THE REAL ESTATE INDUSTRY, PARTICULARLY WITH RESPECT TO THOSE MARKETS IN WHICH OUR PROPERTIES ARE LOCATED AND WITH RESPECT TO GOVERNMENT TENANCIES,

•	THE IMPACT OF CHANGES IN THE REAL ESTATE NEEDS AND FINANCIAL CONDITIONS OF THE U.S. GOVERNMENT AND STATE AND LOCAL GOVERNMENTS,

•	COMPLIANCE WITH, AND CHANGES TO, FEDERAL, STATE AND LOCAL LAWS AND REGULATIONS, ACCOUNTING RULES, TAX LAWS AND SIMILAR MATTERS,

•	ACTUAL AND POTENTIAL CONFLICTS OF INTEREST WITH OUR RELATED PARTIES, INCLUDING OUR MANAGING TRUSTEES, THE RMR GROUP LLC, OR RMR LLC, RMR INC., SIR, AIC AND OTHERS AFFILIATED WITH THEM,

•	LIMITATIONS IMPOSED ON OUR BUSINESS AND OUR ABILITY TO SATISFY COMPLEX RULES IN ORDER FOR US TO QUALIFY FOR TAXATION AS A REIT FOR U.S. FEDERAL INCOME TAX PURPOSES, AND

•	ACTS OF TERRORISM, OUTBREAKS OF SO CALLED PANDEMICS OR OTHER MANMADE OR NATURAL DISASTERS BEYOND OUR CONTROL.

FOR EXAMPLE:

•
OUR ABILITY TO MAKE FUTURE DISTRIBUTIONS TO OUR SHAREHOLDERS AND TO MAKE PAYMENTS OF PRINCIPAL AND INTEREST ON OUR INDEBTEDNESS DEPENDS UPON A NUMBER OF FACTORS, INCLUDING OUR FUTURE EARNINGS, THE CAPITAL COSTS WE INCUR TO LEASE OUR PROPERTIES, OUR WORKING CAPITAL REQUIREMENTS AND OUR RECEIPT OF DISTRIBUTIONS FROM SIR. WE MAY BE UNABLE TO PAY OUR DEBT OBLIGATIONS OR TO MAINTAIN OUR CURRENT RATE OF DISTRIBUTIONS ON OUR COMMON SHARES AND FUTURE DISTRIBUTIONS MAY BE REDUCED OR ELIMINATED,

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

•
CONTINUED AVAILABILITY OF BORROWINGS UNDER OUR REVOLVING CREDIT FACILITY IS SUBJECT TO OUR SATISFYING CERTAIN FINANCIAL COVENANTS AND OTHER CUSTOMARY CREDIT FACILITY CONDITIONS THAT WE MAY BE UNABLE TO SATISFY,

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

•
WE CURRENTLY EXPECT TO SPEND APPROXIMATELY $15.4 MILLION TO COMPLETE OUR REDEVELOPMENT AND EXPANSION OF AN EXISTING PROPERTY IN CONNECTION WITH A NEW LEASE AGREEMENT.  IN ADDITION, AS OF DECEMBER 31 2016, WE HAVE ESTIMATED UNSPENT LEASING RELATED OBLIGATIONS OF $26.5 MILLION, EXCLUDING THE ESTIMATED DEVELOPMENT COSTS NOTED IN THE PRECEDING SENTENCE. IT IS DIFFICULT TO ACCURATELY ESTIMATE DEVELOPMENT COSTS.  THIS DEVELOPMENT PROJECT AND OUR UNSPENT LEASING RELATED OBLIGATIONS MAY COST MORE OR LESS AND MAY TAKE LONGER TO COMPLETE THAN WE CURRENTLY EXPECT, AND WE MAY INCUR INCREASING AMOUNTS FOR THESE AND SIMILAR PURPOSES IN THE FUTURE.

CURRENTLY UNEXPECTED RESULTS COULD OCCUR DUE TO MANY DIFFERENT CIRCUMSTANCES, SOME OF WHICH ARE BEYOND OUR CONTROL, SUCH AS CHANGES IN GOVERNMENT TENANTS’ NEEDS FOR LEASED SPACE, ACTS OF TERRORISM, NATURAL DISASTERS OR CHANGES IN CAPITAL MARKETS OR THE ECONOMY GENERALLY.
THE INFORMATION CONTAINED ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K OR IN OUR OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION, OR SEC, INCLUDING UNDER THE CAPTION “RISK FACTORS”, OR INCORPORATED HEREIN OR THEREIN, IDENTIFIES OTHER IMPORTANT FACTORS THAT COULD CAUSE DIFFERENCES FROM OUR FORWARD LOOKING STATEMENTS. OUR FILINGS WITH THE SEC ARE AVAILABLE ON THE SEC’S WEBSITE AT WWW.SEC.GOV.
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

GOVERNMENT PROPERTIES INCOME TRUST
2016 FORM 10-K ANNUAL REPORT

v

PART I
Item 1.  Business
The Company.  We are a real estate investment trust, or REIT, formed in 2009 under Maryland law.  As of December 31, 2016, excluding one property (one building) classified as discontinued operations, we owned 73 properties (95 buildings) with an undepreciated carrying value of approximately $1.9 billion and a depreciated carrying value of approximately $1.6 billion. These 73 properties have approximately 11.4 million rentable square feet.
As of December 31, 2016, we also owned 24,918,421 common shares of beneficial interest, par value $.01 per share, of Select Income REIT, or SIR, or approximately 27.9% of the then outstanding common shares of SIR.  SIR is a REIT which primarily owns single tenant, net leased properties.  As of December 31, 2016 our investment in SIR had a carrying value of approximately $487.7 million.  See Note 12 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K for more information regarding our investment in SIR.  We account for our investment in SIR under the equity method.
Our principal executive offices are located at Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts 02458-1634, and our telephone number is (617) 219-1440.
Our Business.  Our business plan is to maintain our properties, seek to extend or enter into new leases as leases approach expiration, enter into new leases for our vacant space, selectively acquire additional properties that are majority leased to government tenants and government contractor tenants, selectively dispose of properties when we determine that our continued ownership will not achieve desired returns or if the opportunity costs from continuing to own such properties exceed our expected returns from those properties and pay distributions to our shareholders. As our current leases expire, we will attempt to renew our leases with existing tenants or to enter into leases with new tenants, in both circumstances at rents equal to or higher than the rents we now receive. Our ability to renew leases with our existing tenants or to enter into new leases with new tenants and the rents we are able to charge will depend in large part upon market conditions which are generally beyond our control.
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
Our Investment Policies

Our investment objectives include increasing cash flow by acquiring properties at yields that are greater than our cost of capital in order to increase per share distributions to our shareholders. To achieve these objectives, we seek to: maintain a strong capital base of shareholders’ equity; invest in quality properties with high quality tenants; use moderate debt leverage to fund additional investments; when market conditions permit, refinance debt with additional equity or long term debt; and pursue diversification so that our cash flow from operations comes from diverse properties and tenants.

Acquisition Policies. We expect to acquire additional properties that are majority leased to government tenants or government contractor tenants. We expect to use the extensive nationwide resources of our manager, The RMR Group LLC, a Maryland limited liability company, or RMR LLC, to locate and acquire such properties. We believe that current government budgetary methodology and spending priorities have resulted in a decrease in government employment, government tenants reducing their space utilization per employee and consolidation into existing government owned properties, thereby reducing the demand for government leased space. Although we believe that we will be able to locate and acquire additional properties that are majority leased to government tenants, we have recently expanded our acquisition policy to include properties majority leased to government contractor tenants. We currently expect that our future acquisitions will continue to be primarily of properties that are majority leased to government tenants. We expect to acquire additional properties primarily for the purpose of realizing income from the operations of those properties rather than to realize capital gains by selling those properties.

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

•the current or potential market position of the property;

•the current and expected future space utilization at the property by tenant(s);

•the remaining term of the lease at the property and other lease terms;

•	the quality, experience and creditworthiness of the property’s tenant(s) and how essential the occupant’s mission at the property is to the tenant(s);

•the occupancy and demand for similar properties in the same or nearby markets;

•the likelihood of the tenant(s) renewing at lease expiration;

•	the construction quality, physical condition, age and design of the property and expected capital expenditures that may be needed at the property;

•the location and type of property;

•the use and size of the property;

•the proposed acquisition price of the property;

•the estimated replacement cost of the property;

•	our weighted average long term cost of capital compared to the projected returns we may realize by owning the property;

•the pricing of comparable properties as evidenced by recent arm’s length market sales; and

•the existence of alternative sources, uses or needs for our capital.

Other Investments. We prefer wholly owned investments in fee interests. However, circumstances may arise in which we may invest in leaseholds, joint ventures, mortgages and other real estate interests. We may invest in or enter into real estate joint ventures if we conclude that by doing so we may benefit from the participation of coventurers or that our opportunity to participate in the investment is contingent on the use of a joint venture structure. We may invest in participating, convertible or other types of mortgages if we conclude that by doing so, we may benefit from the cash flow or appreciation in the value of a property which is not available for purchase.

We have in the past considered, and may in the future consider, the possibility of entering into mergers or strategic combinations with other companies. A principal goal of any such transaction may be to further diversify our revenue sources and increase our cash flow from operations.

We have no policies which specifically limit the percentage of our assets that may be invested in any individual property, in any one type of property, in properties managed by or leased to any one entity, in properties managed by or leased to any affiliated group of entities or in securities of one or more other persons.

We may in the future acquire additional common shares of SIR or The RMR Group Inc. (Nasdaq: RMR), a Maryland corporation, or RMR Inc., or securities of other entities, including entities engaged in real estate activities. We may invest in the securities of other entities for the purpose of exercising control, or otherwise, make loans to other persons or entities, engage in the sale of investments, offer securities in exchange for property or repurchase or reacquire our securities.

Disposition Policies. We generally consider ourselves to be a long term owner of properties and are more interested in the long term earnings potential of our properties than selling properties for short term gains. However, from time to time, we consider the sale of properties. We make disposition decisions based on a number of factors including, but not limited to, the following:

•	the remaining length of the current lease and its other terms;

•	our expectation regarding tenant lease renewals or the likelihood of finding a replacement tenant if the property has significant vacancies or is likely to become substantially vacant;

•	the future expected space utilization of the tenant(s) and the potential impact that may have on occupancy at the property;

•
the potential costs associated with finding a replacement tenant, including tenant improvements, leasing commissions and concessions, the cost to operate the property while vacant and building improvement capital, as compared to our projected returns from future rents;

•	our evaluation of future rent for the property relative to leasing costs;

•	the capital required to maintain the property;

•	the strategic fit of the property or investment with the rest of our portfolio;

•	the estimated value we may receive by selling the property;

•	our intended use of the proceeds we may realize from the sale of a property;

•	the proposed sale price; and

•	the existence of alternative sources, uses or needs for capital.
Our Board of Trustees may change our investment policies at any time without a vote of, or notice to, our shareholders.

Our Financing Policies

To qualify for taxation as a REIT under the United States Internal Revenue Code of 1986, as amended, or the IRC, we must distribute at least 90% of our annual REIT taxable income (excluding net capital gains). Accordingly, we generally will not be able to retain sufficient cash to fund our operations, repay our debts, invest in our properties and fund acquisitions and development or redevelopment efforts. Instead, we expect to repay our debts, invest in our properties and fund acquisitions and development or redevelopment efforts with borrowings under our revolving credit facility, proceeds from equity or debt securities we may issue (domestically or in foreign markets), including by subsidiaries, cash distributions we may receive on our SIR common shares or retained cash from operations which may exceed our distributions. To the extent we obtain additional debt financing, we may do so on an unsecured or a secured basis. We may seek to obtain lines of credit or to issue securities senior to our common shares, including preferred shares or debt securities, some of which may be convertible into our common shares or be accompanied by warrants to purchase our common shares. We may also finance acquisitions by assuming debt or through the issuance of equity or other securities. The proceeds from any of our financings may be used to pay distributions, to provide working capital, to refinance existing indebtedness or to finance acquisitions and expansions of existing or new properties.

Although there are no limitations in our organizational documents on the amount of indebtedness we may incur, the borrowing limitations established by the covenants in the agreement governing our revolving credit facility and term loans, or our credit agreement, and our senior unsecured notes indenture and its supplements currently restrict our ability to incur indebtedness and require us to maintain certain financial ratios. However, we may seek to amend these covenants or seek replacement financings with less restrictive covenants. In the future, we may decide to seek changes in the financial covenants which currently restrict our debt leverage based upon then current economic conditions, the relative availability and costs of debt versus equity capital and our need for capital to take advantage of acquisition opportunities or otherwise.

We currently have a $750 million unsecured revolving credit facility, or our revolving credit facility, that we use for working capital and general business purposes and to fund acquisitions. In some instances, we may assume outstanding mortgage debt in connection with our acquisitions or place new mortgages on properties we own. For more information regarding our financing sources and activities, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Our Investment and Financing Liquidity and Resources” of this Annual Report on Form 10-K.

Generally, we intend to manage our leverage in a way that may allow us to maintain “investment grade” ratings from nationally recognized statistical rating organizations; however, we cannot be sure that we will be able to maintain our investment grade ratings.

Our Board of Trustees may change our financing policies at any time without a vote of, or notice to, our shareholders.

Other Information

Our Manager.   RMR Inc. is a holding company and substantially all of its business is conducted by its majority owned subsidiary, RMR LLC.  Barry Portnoy and Adam Portnoy, our Managing Trustees, are the controlling shareholders, directors and officers of RMR Inc.  Our day to day operations are conducted by RMR LLC.  RMR LLC originates and presents investment and divestment opportunities to our Board of Trustees and provides management and administrative services to us.  RMR LLC has a principal place of business at Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts 02458-1634, and its telephone number is (617) 796-8390.  RMR LLC also acts as the manager to SIR, Hospitality Properties Trust, or HPT, and Senior Housing Properties Trust, or SNH, and provides management and other services to other private and public companies, including Five Star Quality Care, Inc., or FVE, TravelCenters of America LLC, or TA, and Sonesta International Hotels Corporation, or Sonesta.  As of the date of this Annual Report on Form 10-K, the executive officers of RMR LLC are: Adam Portnoy, President and Chief Executive Officer; Barry Portnoy, Chairman;  David M. Blackman, Executive Vice President; Jennifer B. Clark, Executive Vice President, General Counsel and Secretary; David J. Hegarty, Executive Vice President; Mark L. Kleifges, Executive Vice President; Bruce J. Mackey Jr., Executive Vice President; John G. Murray, Executive Vice President; Thomas M. O’Brien, Executive Vice President; and John C. Popeo, Executive Vice President.  David M. Blackman and Mark L. Kleifges are also our executive officers.  Messrs. Blackman and Kleifges and other officers of RMR LLC also serve as officers of other companies to which RMR LLC provides management services.
Employees.  We have no employees. Services which would otherwise be provided to us by employees are provided by RMR LLC and by our Managing Trustees and officers. As of February 21, 2017, RMR LLC had over 450 full time employees in its headquarters and regional offices located throughout the United States.
Competition.  Investing in and operating office buildings and maintaining relationships with government tenants and government contractor tenants and attracting new tenants is a highly competitive business. We compete against other REITs, numerous financial institutions, individuals and public and private companies who are actively engaged in this business. Also, we compete for investments based on a number of factors including purchase prices, closing terms, underwriting criteria and our reputation. Our ability to successfully compete is also materially impacted by the availability and cost of capital to us. We do not believe we have a dominant position in any of the geographic markets in which we operate, but some of our competitors are dominant in selected markets. Some of our competitors may have greater financial and other resources than we have. We believe we have some competitive advantages in leasing to government tenants and purchasing government leased properties because of our experience and familiarity with government leasing procedures. We also believe the experience and abilities of our management and the quality of our properties may afford us some competitive advantages and allow us to operate our business successfully despite the competitive nature of our business.
For additional information about competition and other risks associated with our business, please see “Risk Factors” in this Annual Report on Form 10-K.
Environmental Matters.  Under various laws, owners as well as tenants and operators of real estate may be required to investigate and clean up or remove hazardous substances present at or migrating from properties they own, lease or operate and may be held liable for property damage or personal injuries that result from hazardous substances. These laws also expose us to the possibility that we may become liable to governmental agencies or third parties for costs and damages they incur in connection with hazardous substances. It is our practice to obtain and review “Phase I” environmental surveys prior to our acquisition of properties in order to assess the possible presence of and cost of removing hazardous substances. Certain of our buildings contain asbestos. We believe any asbestos in our buildings is contained in accordance with current regulations, and we have no current plans to remove it. If we remove the asbestos or renovate or demolish these properties, certain environmental regulations govern the manner in which the asbestos must be handled and removed. We do not believe that there are environmental conditions at any of our properties that have had or will have a material adverse effect on us. However, we cannot be sure that conditions are not present at our properties or that costs we may be required to incur in the future to remediate contamination will not have a material adverse effect on our business or financial condition. For more information, see “Risk Factors—Risks Related to Our Business—Ownership of real estate is subject to environmental and climate change risks.”
In reaction to the Energy Policy Act of 2005, the U.S. Government has instituted “green lease” policies which include the “Promotion of Energy Efficiency and Use of Renewable Energy” as one of the factors it considers when leasing property. The Energy Independence and Security Act of 2007 also allows the General Services Administration, or GSA, to give preference to buildings for lease that have received an “ENERGY STAR” certification. The ENERGY STAR program is a joint program of the U.S. Environmental Protection Agency and the U.S. Department of Energy which is focused on promoting energy efficient products and buildings.  Buildings that reach a specified level of energy efficiency may receive the ENERGY STAR recognition for a period of 12 months before the requirement that they be recertified.  Furthermore, certain buildings are not eligible for ENERGY STAR certification.  For example, lab uses, medical office buildings and buildings less than 50% occupied cannot be ENERGY STAR certified.  For the year ended December 31, 2016, 50 of our buildings with an aggregate of 6,054,603 rentable square feet (56.2% and 55.9% of our eligible buildings and eligible rentable square feet, respectively) were ENERGY STAR certified.
The U.S. Government’s “green lease” policies also permit government tenants to require leadership in energy and environmental design, or LEED®, designation in selecting new premises or renewing leases at existing premises. The LEED® designation program is administered by the U.S. Green Building Council, a nonprofit organization focused on promoting environmental sustainability for the built environment.  Buildings that reach specified levels of sustainability may receive a LEED® designation. As of December 31, 2016, 16 of our buildings with an aggregate of 2,424,923 rentable square feet (16.8% and 21.2% of our total buildings and total rentable square feet, respectively) were LEED® designated.
We and our manager, RMR LLC, continuously study ways to improve energy efficiency and reduce environmental impacts at our properties.  We and RMR LLC are members of the ENERGY STAR Partner program and RMR LLC is a member of the U.S. Green Building Council. Our effort to obtain additional ENERGY STAR labels and/or LEED® designations and manage our properties in a sustainable manner benefit our business while also bettering the environment. We are also monitoring the new administration for potential changes to "green lease" policies. For more information, see “Risk Factors—Risks Related to Our Business—The U.S. Government’s “green lease” policies may adversely affect us.”
Insurance.    We generally have insurance coverage for our properties and the operations conducted on them, including for casualty, liability, fire and extended coverage. We participate with RMR LLC and other companies to which RMR LLC provides management services in a combined property insurance program through Affiliates Insurance Company, or AIC, and with respect to which AIC is a reinsurer of certain coverage amounts. We also participate with RMR Inc. and other companies managed by RMR LLC in a partial joint program for director and officers liability insurance as well as purchasing such insurance for our own account. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Related Person Transactions” and Note 7 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
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
Internet Website.  Our internet website address is www.govreit.com. Copies of our governance guidelines, code of business conduct and ethics, or Code of Conduct, and the charters of our audit, compensation and nominating and governance committees are posted on our website and also may be obtained free of charge by writing to our Secretary, Government Properties Income Trust, Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts, 02458-1634 or at our website. We also have a policy outlining procedures for handling concerns or complaints about accounting, internal accounting controls or auditing matters and a governance hotline accessible on our website that shareholders can use to report concerns or complaints about accounting, internal accounting controls or auditing matters or violations or possible violations of our Code of Conduct. We make available, free of charge, on our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after these forms are filed with, or furnished to, the Securities and Exchange Commission, or SEC. Our Board of Trustees provides a process for security holders to send communications to our Board of Trustees or individual Trustees. Information about the process for sending communications to our Board of Trustees or individual Trustees can be found on our website. Our website address is included several times in this Annual Report on Form 10-K as textual references only and the information in our website is not incorporated by reference into this Annual Report on Form 10-K.

MATERIAL UNITED STATES FEDERAL INCOME TAX CONSIDERATIONS
The following summary of material United States federal income tax considerations is based on existing law, and is limited to investors who own our shares as investment assets rather than as inventory or as property used in a trade or business. The summary does not discuss all of the particular tax considerations that might be relevant to you if you are subject to special rules under federal income tax law, for example if you are:

•	a bank, insurance company or other financial institution;

•	a regulated investment company or REIT;

•	a subchapter S corporation;

•	a broker, dealer or trader in securities or foreign currency;

•	a person who marks-to-market our shares for U.S. federal income tax purposes;

•	a U.S. shareholder (as defined below) that has a functional currency other than the U.S. dollar;

•	a person who acquires or owns our shares in connection with employment or other performance of services;

•	a person subject to alternative minimum tax;

•
a person who acquires or owns our shares as part of a straddle, hedging transaction, constructive sale transaction, constructive ownership transaction or conversion transaction, or as part of a “synthetic security” or other integrated financial transaction;

•	a person who owns 10% or more (by vote or value, directly or constructively under the IRC) of any class of our shares;

•	a U.S. expatriate;

•	a non-U.S. shareholder (as defined below) whose investment in our shares is effectively connected with the conduct of a trade or business in the United States;

•	a nonresident alien individual present in the United States for 183 days or more during an applicable taxable year;

•	a “qualified shareholder” (as defined in Section 897(k)(3)(A) of the IRC);

•	a “qualified foreign pension fund” (as defined in Section 897(l)(2) of the IRC) or any entity wholly owned by one or more qualified foreign pension funds; or

•	except as specifically described in the following summary, a trust, estate, tax-exempt entity or foreign person.
The sections of the IRC that govern the federal income tax qualification and treatment of a REIT and its shareholders are complex. This presentation is a summary of applicable IRC provisions, related rules and regulations, and administrative and judicial interpretations, all of which are subject to change, possibly with retroactive effect. Future legislative, judicial or administrative actions or decisions could also affect the accuracy of statements made in this summary. We have not received a ruling from the U.S. Internal Revenue Service, or the IRS, with respect to any matter described in this summary, and we cannot assure you that the IRS or a court will agree with all of the statements made in this summary. The IRS could, for example, take a different position from that described in this summary with respect to our acquisitions, operations, restructurings or other matters, which, if a court agreed, could result in significant tax liabilities for applicable parties. In addition, this summary is not exhaustive of all possible tax considerations, and does not discuss any estate, gift, state, local or foreign tax considerations. For all these reasons, we urge you and any holder of or prospective acquiror of our shares to consult with a tax advisor about the federal income tax and other tax consequences of the acquisition, ownership and disposition of our shares. Our intentions and beliefs described in this summary are based upon our understanding of applicable laws and regulations that are in effect as of the date of this Annual Report on Form 10-K. If new laws or regulations are enacted which impact us directly or indirectly, we may change our intentions or beliefs.
Your federal income tax consequences generally will differ depending on whether or not you are a “U.S. shareholder.” For purposes of this summary, a “U.S. shareholder” is a beneficial owner of our shares that is:

•
an individual who is a citizen or resident of the United States, including an alien individual who is a lawful permanent resident of the United States or meets the substantial presence residency test under the federal income tax laws;

•	an entity treated as a corporation for federal income tax purposes that is created or organized in or under the laws of the United States, any state thereof or the District of Columbia;

•	an estate the income of which is subject to federal income taxation regardless of its source; or

•
a trust if a court within the United States is able to exercise primary supervision over the administration of the trust and one or more U.S. persons have the authority to control all substantial decisions of the trust, or, to the extent provided in Treasury regulations, a trust in existence on August 20, 1996 that has elected to be treated as a domestic trust;

whose status as a U.S. shareholder is not overridden by an applicable tax treaty. Conversely, a “non-U.S. shareholder” is a beneficial owner of our shares other than a partnership or a U.S. shareholder.
If any entity treated as a partnership for federal income tax purposes holds our shares, the tax treatment of a partner in the partnership generally will depend upon the status of the partner and the activities of the partnership. Any entity or other arrangement treated as a partnership for federal income tax purposes that is a holder of our shares and the partners in such a partnership (as determined for federal income tax purposes) are urged to consult their own tax advisors about the federal income tax consequences and other tax consequences of the acquisition, ownership and disposition of our shares.
Taxation as a REIT
We have elected to be taxed as a REIT under Sections 856 through 860 of the IRC, commencing with our 2009 taxable year. Our REIT election, assuming continuing compliance with the then applicable qualification tests, has continued and will continue in effect for subsequent taxable years. Although no assurance can be given, we believe that from and after our 2009 taxable year we have been organized and have operated, and will continue to be organized and to operate, in a manner that qualified and will continue to qualify us to be taxed as a REIT under the IRC.
As a REIT, we generally are not subject to federal income tax on our net income distributed as dividends to our shareholders. Distributions to our shareholders generally are included in their income as dividends to the extent of our available current or accumulated earnings and profits. Our dividends are not generally entitled to the preferential tax rates on qualified dividend income, but a portion of our dividends may be treated as capital gain dividends or as qualified dividend income, all as explained below. No portion of any of our dividends is generally eligible for the dividends received deduction for corporate shareholders. Distributions in excess of our current or accumulated earnings and profits generally are treated for federal income tax purposes as returns of capital to the extent of a recipient shareholder’s basis in our shares, and will reduce this basis. Our current or accumulated earnings and profits are generally allocated first to distributions made on our preferred shares, of which there are none outstanding at this time, and thereafter to distributions made on our common shares. For these purposes, our distributions include cash distributions, any in kind distributions of property that we might make, and deemed or constructive distributions resulting from capital market activities (such as some redemptions), as described below.
Our counsel, Sullivan & Worcester LLP, has provided to us an opinion that we have been organized and have qualified for taxation as a REIT under the IRC for our 2009 through 2016 taxable years, and that our current and anticipated investments and plan of operation will enable us to continue to meet the requirements for qualification and taxation as a REIT under the IRC. Our counsel’s opinions are conditioned upon the assumption that our leases, our declaration of trust and all other legal documents to which we have been or are a party have been and will be complied with by all parties to those documents, upon the accuracy and completeness of the factual matters described in this Annual Report on Form 10-K and upon representations made by us to our counsel as to certain factual matters relating to our organization and operations and our expected manner of operation. If this assumption or a representation is inaccurate or incomplete, our counsel’s opinions may be adversely affected and may not be relied upon. The opinions of our counsel are based upon the law as it exists today, but the law may change in the future, possibly with retroactive effect. Given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, and the possibility of future changes in our circumstances, no assurance can be given by Sullivan & Worcester LLP or us that we will qualify as or be taxed as a REIT for any particular year. Any opinion of Sullivan & Worcester LLP as to our qualification or taxation as a REIT will be expressed as of the date issued. Our counsel will have no obligation to advise us or our shareholders of any subsequent change in the matters stated, represented or assumed, or of any subsequent change in the applicable law. Also, the opinions of our counsel are not binding on either the IRS or a court, and either could take a position different from that expressed by our counsel.
Our continued qualification and taxation as a REIT will depend upon our compliance on a continuing basis with various qualification tests imposed under the IRC and summarized below. While we believe that we have satisfied and will satisfy these tests, our counsel does not review compliance with these tests on a continuing basis. If we fail to qualify for taxation as a REIT in any year, we will be subject to federal income taxation as if we were a corporation taxed under subchapter C of the IRC, or a C corporation, and our shareholders will be taxed like shareholders of regular C corporations, meaning that federal income tax generally will be applied at both the corporate and shareholder levels. In this event, we could be subject to significant tax liabilities, and the amount of cash available for distribution to our shareholders could be reduced or eliminated.
If we qualify for taxation as a REIT and meet the tests described below, we generally will not pay federal income tax on amounts we distribute to our shareholders. However, even if we qualify for taxation as a REIT, we may still be subject to federal tax in the following circumstances, as described below:

•	We will be taxed at regular corporate tax rates on any undistributed “real estate investment trust taxable income,” determined by including our undistributed net capital gains, if any.

•	We may be subject to the corporate alternative minimum tax on our items of tax preference.

•
If we have net income from the disposition of “foreclosure property,” as described in Section 856(e) of the IRC, that is held primarily for sale to customers in the ordinary course of a trade or business or from other nonqualifying income from foreclosure property, we will be subject to tax on this income at the highest regular corporate tax rate.

•
If we have net income from “prohibited transactions” - that is, dispositions at a gain of inventory or property held primarily for sale to customers in the ordinary course of a trade or business other than dispositions of foreclosure property and other than dispositions excepted by statutory safe harbors - we will be subject to tax on this income at a 100% rate.

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

•
If we fail to satisfy the REIT asset tests described below, due to reasonable cause and not due to willful neglect, but nonetheless maintain our qualification for taxation as a REIT because of specified cure provisions, we will be subject to a tax equal to the greater of $50,000 or the highest regular corporate tax rate multiplied by the net income generated by the nonqualifying assets that caused us to fail the test.

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

•
If we acquire a REIT asset where our adjusted tax basis in the asset is determined by reference to the adjusted tax basis of the asset in the hands of a C corporation, under specified circumstances we may be subject to federal income taxation on all or part of the built-in gain (calculated as of the date the property ceased being owned by the C corporation) on such asset. We generally do not expect to sell assets if doing so would result in the imposition of a material built-in gains tax liability; but if and when we do sell assets that may have associated built-in gains tax exposure, then we expect to make appropriate provision for the associated tax liabilities on our financial statements.

•
If we acquire a corporation in a transaction where we succeed to its tax attributes, to preserve our qualification for taxation as a REIT we must generally distribute all of the C corporation earnings and profits inherited in that acquisition, if any, no later than the end of our taxable year in which the acquisition occurs. However, if we fail to do so, relief provisions would allow us to maintain our qualification for taxation as a REIT provided we distribute any subsequently discovered C corporation earnings and profits and pay an interest charge in respect of the period of delayed distribution.

•
Our subsidiaries that are C corporations, including our “taxable REIT subsidiaries” as defined in Section 856(l) of the IRC, or TRSs, generally will be required to pay federal corporate income tax on their earnings, and a 100% tax may be imposed on any transaction between us and one of our TRSs that does not reflect arm’s length terms.

If we fail to qualify for taxation as a REIT in any year, then we will be subject to federal income tax in the same manner as a regular C corporation. Further, as a regular C corporation, distributions to our shareholders will not be deductible by us, nor will distributions be required under the IRC. Also, to the extent of our current and accumulated earnings and profits, all distributions to our shareholders will generally be taxable as ordinary dividends potentially eligible for the preferential tax rates discussed below in “—Taxation of Taxable U.S. Shareholders” and, subject to limitations in the IRC, will be potentially eligible for the dividends received deduction for corporate shareholders. Finally, we will generally be disqualified from taxation as a REIT for the four taxable years following the taxable year in which the termination is effective. Our failure to qualify for taxation as a REIT for even one year could result in us reducing or eliminating distributions to our shareholders, or in us incurring substantial indebtedness or liquidating substantial investments in order to pay the resulting corporate-level taxes. Relief provisions under the IRC may allow us to continue to qualify for taxation as a REIT even if we fail to comply with various REIT requirements, all as discussed in more detail below. However, it is impossible to state whether in any particular circumstance we would be entitled to the benefit of these relief provisions.
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

(6)
that is not “closely held,” meaning that during the last half of each taxable year, not more than 50% in value of the outstanding shares are owned, directly or indirectly, by five or fewer “individuals” (as defined in the IRC to include specified tax-exempt entities); and

(7)	that meets other tests regarding the nature of its income and assets and the amount of its distributions, all as described below.
Section 856(b) of the IRC provides that conditions (1) through (4) must be met during the entire taxable year and that condition (5) must be met during at least 335 days of a taxable year of 12 months, or during a proportionate part of a taxable year of less than 12 months. We believe that we have met conditions (1) through (7) during each of the requisite periods ending on or before the close of our most recently completed taxable year, and that we will continue to meet these conditions in our current and future taxable years. There can, however, be no assurance in this regard.
To help comply with condition (6), our declaration of trust restricts transfers of our shares that would otherwise result in concentrated ownership positions. These restrictions, however, do not ensure that we have previously satisfied, and may not ensure that we will in all cases be able to continue to satisfy, the share ownership requirements described in condition (6). If we comply with applicable Treasury regulations to ascertain the ownership of our outstanding shares and do not know, or by exercising reasonable diligence would not have known, that we failed condition (6), then we will be treated as having met condition (6). Accordingly, we have complied and will continue to comply with these regulations, including by requesting annually from record holders of significant percentages of our shares information regarding the ownership of our shares. Under our declaration of trust, our shareholders are required to respond to these requests for information. A shareholder that fails or refuses to comply with the request is required by Treasury regulations to submit a statement with its federal income tax return disclosing its actual ownership of our shares and other information.
For purposes of condition (6), an “individual” generally includes a natural person, a supplemental unemployment compensation benefit plan, a private foundation, or a portion of a trust permanently set aside or used exclusively for charitable purposes, but does not include a qualified pension plan or profit-sharing trust. As a result, REIT shares owned by an entity that is not an “individual” are considered to be owned by the direct and indirect owners of the entity that are individuals (as so defined), rather than to be owned by the entity itself. Similarly, REIT shares held by a qualified pension plan or profit-sharing trust are treated as held directly by the individual beneficiaries in proportion to their actuarial interests in such plan or trust. Consequently, five or fewer such trusts could own more than 50% of the interests in an entity without jeopardizing that entity’s qualification for taxation as a REIT.
The IRC provides that we will not automatically fail to qualify for taxation as a REIT if we do not meet conditions (1) through (6), provided we can establish that such failure was due to reasonable cause and not due to willful neglect. Each such excused failure will result in the imposition of a $50,000 penalty instead of REIT disqualification. This relief provision may apply to a failure of the applicable conditions even if the failure first occurred in a year prior to the taxable year in which the failure was discovered.
Our Wholly Owned Subsidiaries and Our Investments Through Partnerships. Except in respect of a TRS as discussed below, Section 856(i) of the IRC provides that any corporation, 100% of whose stock is held by a REIT and its disregarded subsidiaries, is a qualified REIT subsidiary and shall not be treated as a separate corporation for U.S. federal income tax purposes. The assets, liabilities and items of income, deduction and credit of a qualified REIT subsidiary are treated as the REIT’s. We believe that each of our direct and indirect wholly owned subsidiaries, other than the TRSs discussed below (and entities owned in whole or in part by the TRSs), will be either a qualified REIT subsidiary within the meaning of Section 856(i) of the IRC, or a noncorporate entity that for federal income tax purposes is not treated as separate from its owner under Treasury regulations issued under Section 7701 of the IRC, each such disregarded entity referred to as a QRS. Thus, in applying all of the REIT qualification requirements described in this summary, all assets, liabilities and items of income, deduction and credit of our QRSs are treated as ours, and our investment in the stock and other securities of such QRSs will be disregarded.
We may in the future invest in real estate through one or more entities that are treated as partnerships for federal income tax purposes. In the case of a REIT that is a partner in a partnership, Treasury regulations under the IRC provide that, for purposes of the REIT qualification requirements regarding income and assets described below, the REIT is generally deemed to own its proportionate share, based on respective capital interests, of the income and assets of the partnership (except that for purposes of the 10% value test, described below, the REIT’s proportionate share of the partnership’s assets is based on its proportionate interest in the equity and specified debt securities issued by the partnership). In addition, for these purposes, the character of the assets and items of gross income of the partnership generally remains the same in the hands of the REIT. In contrast, for purposes of the distribution requirement discussed below, we would take into account as a partner our share of the partnership’s income as determined under the general federal income tax rules governing partners and partnerships under Sections 701 through 777 of the IRC.
Subsidiary REITs. We may in the future invest in real estate through one or more subsidiary entities that are intended to qualify for taxation as REITs. Any subsidiary REIT will generally be subject to the various REIT qualification requirements and other limitations described in this summary that are applicable to us. If one of our subsidiary REITs were to fail to qualify for taxation as a REIT, then (a) the subsidiary REIT would become subject to regular U.S. corporate income tax, as described above, and (b) our ownership of shares in the subsidiary REIT would cease to be a qualifying real estate asset for purposes of the 75% asset test and would become subject to the 5% asset test, the 10% vote test and the 10% value test generally applicable to our ownership in corporations other than REITs and TRSs, all as described under “—Asset Tests” below. If a subsidiary REIT were to fail to qualify for taxation as a REIT, it is possible that we would not meet the 5% asset test, the 10% vote test or the 10% value test with respect to our interest in the subsidiary REIT, in which event we would fail to qualify for taxation as a REIT unless we could utilize applicable relief provisions. We expect to make protective TRS elections with respect to our subsidiary REITs and may implement other protective arrangements intended to avoid a cascading REIT failure if any of our subsidiary REITs were not to qualify for taxation as a REIT, but there can be no assurance that such protective elections and other arrangements will be effective to avoid the resulting adverse consequences to us.
Taxable REIT Subsidiaries. We are permitted to own any or all of the securities of a TRS, provided that no more than 25% (20% beginning with our 2018 taxable year) of the total value of our assets, at the close of each quarter, is comprised of our investments in the stock or other securities of our TRSs. Very generally, a TRS is a subsidiary corporation other than a REIT in which a REIT directly or indirectly holds stock and that has made a joint election with its parent REIT to be treated as a TRS. Our ownership of stock and other securities in TRSs is exempt from the 5% asset test, the 10% vote test and the 10% value test discussed below.
In addition, any corporation (other than a REIT) in which a TRS directly or indirectly owns more than 35% of the voting power or value of the outstanding securities of such corporation will automatically be treated as a TRS. Subject to the discussion below, we believe that we and each of our TRSs have complied with, and will continue to comply with, the requirements for TRS status at all times during which we intend for the subsidiary’s TRS election to be in effect, and we believe that the same will be true for any TRS that we later form or acquire.
We acquired in the second quarter of 2015, and owned until the fourth quarter of 2015, an ownership position in RMR Inc., that was in excess of 10% of RMR Inc.’s outstanding securities by vote or value. Accordingly, we elected to treat RMR Inc. as a TRS effective as of June 5, 2015. RMR Inc., through its principal subsidiary, RMR LLC, has provided and continues to provide business and property management and other services to us and to other public and private companies, including other public REITs. Among these clients were and are operators of lodging facilities, operators of health care facilities, and owners of such facilities. Our counsel, Sullivan & Worcester LLP, has provided to us an opinion that the activities proscribed to TRSs under Section 856(l)(3) of the IRC relating to operating or managing lodging facilities or health care facilities should include only regular onsite services or day-to-day operational activities at or for lodging facilities or health care facilities. To the best of our knowledge, neither RMR Inc. nor RMR LLC has been or is involved in proscribed activities at or for lodging facilities or health care facilities. Thus, we do not believe that Section 856(l)(3) of the IRC precluded or precludes RMR Inc. from being treated as our TRS. In addition, because we acquired a significant portion of our investment in RMR Inc. in exchange for our common shares that were newly issued, our counsel, Sullivan & Worcester LLP, is of the opinion that our investment in RMR Inc. should have qualified as a “temporary investment of new capital” under Section 856(c)(5)(B) of the IRC to the extent related to such issuance of our common shares. To the extent our investment in RMR Inc. so qualified, it constituted a “real estate asset” under Section 856(c) of the IRC and did not constitute a security subject to the REIT asset test limitations discussed below for a one-year period that ended in June 2016. If the IRS or a court determines, contrary to the opinion of our counsel, that RMR Inc. was or is precluded from being treated as our TRS, then our ownership position in RMR Inc. in excess of 10% of RMR Inc.’s outstanding securities by vote or value, except to the extent and for the period that such ownership qualified as a “temporary investment of new capital,” would have been and would be in violation of the applicable REIT asset tests described below. Under those circumstances, however, we expect that we would qualify for the REIT asset tests’ relief provision described below, and thereby would preserve our qualification for taxation as a REIT. If the relief provision below were to apply to us, we would be subject to tax at the highest regular corporate tax rate on the net income generated by our investment in RMR Inc. in excess of a 10% ownership position in that company.

Our TRSs are taxed as C corporations that are separate from us. As regular C corporations, TRSs may generally utilize net operating losses and other tax attribute carry-forwards to reduce or otherwise eliminate federal income tax liability in a given taxable year. Net operating losses and other carry-forwards are subject to limitations, including limitations imposed under Section 382 of the IRC following an “ownership change” (as defined in applicable Treasury regulations). As a result, there can be no assurance that our TRSs will be able to utilize, in full or in part, any net operating losses or other carry-forwards that they may generate in the future.
As discussed below, TRSs can perform services for our tenants without disqualifying the rents we receive from those tenants under the 75% gross income test or the 95% gross income test discussed below. Moreover, because our TRSs are taxed as C corporations that are separate from us, their assets, liabilities and items of income, deduction and credit generally are not imputed to us for purposes of the REIT qualification requirements described in this summary. Therefore, our TRSs may generally undertake third-party management and development activities and activities not related to real estate.
Restrictions and sanctions, such as deduction limitations and excise taxes, are imposed on TRSs and their affiliated REITs to ensure that the TRSs will be subject to an appropriate level of federal income taxation. For example, a TRS may not deduct interest paid in any year to an affiliated REIT to the extent that the interest payments exceed, generally, 50% of the TRS’s adjusted taxable income for that year. However, the TRS may carry forward the disallowed interest expense to a succeeding year, and deduct the interest in that later year subject to that year’s 50% adjusted taxable income limitation. In addition, if a TRS pays interest, rent or other amounts to its affiliated REIT in an amount that exceeds what an unrelated third party would have paid in an arm’s length transaction, then the REIT generally will be subject to an excise tax equal to 100% of the excessive portion of the payment. Further, if in comparison to an arm’s length transaction, a third-party tenant has overpaid rent to the REIT in exchange for underpaying the TRS for services rendered, and if the REIT has not adequately compensated the TRS for services provided to or on behalf of the third-party tenant, then the REIT may be subject to an excise tax equal to 100% of the undercompensation to the TRS. A safe harbor exception to this excise tax applies if the TRS has been compensated at a rate at least equal to 150% of its direct cost in furnishing or rendering the service. Finally, beginning with our 2016 taxable year, the 100% excise tax also applies to the underpricing of services by a TRS to its affiliated REIT in contexts where the services are unrelated to services for REIT tenants. There can be no assurance that arrangements involving our TRSs will not result in the imposition of one or more of these deduction limitations or excise taxes, but we do not believe that we or our TRSs are or will be subject to these impositions.
Income Tests. There are two gross income requirements for qualification for taxation as a REIT under the IRC:

•
At least 75% of our gross income for each taxable year (excluding: (a) gross income from sales or other dispositions of property subject to the 100% tax on prohibited transactions; (b) any income arising from “clearly identified” hedging transactions that we enter into to manage interest rate or price changes or currency fluctuations with respect to borrowings we incur to acquire or carry real estate assets; (c) any income arising from “clearly identified” hedging transactions that we enter into primarily to manage risk of currency fluctuations relating to any item that qualifies under the 75% gross income test or the 95% gross income test (or any property that generates such income or gain); (d) beginning with our 2016 taxable year, any income from “clearly identified” hedging transactions that we enter into to manage risk associated with extant, qualified hedges of liabilities or properties that have been extinguished or disposed; (e) real estate foreign exchange gain (as defined in Section 856(n)(2) of the IRC); and (f) income from the repurchase or discharge of indebtedness) must be derived from investments relating to real property, including “rents from real property” as defined under Section 856 of the IRC, interest and gain from mortgages on real property or on interests in real property, income and gain from foreclosure property, gain from the sale or other disposition of real property, or dividends on and gain from the sale or disposition of shares in other REITs (but excluding in all cases any gains subject to the 100% tax on prohibited transactions). When we receive new capital in exchange for our shares or in a public offering of our five-year or longer debt instruments, income attributable to the temporary investment of this new capital in stock or a debt instrument, if received or accrued within one year of our receipt of the new capital, is generally also qualifying income under the 75% gross income test.

•
At least 95% of our gross income for each taxable year (excluding: (a) gross income from sales or other dispositions of property subject to the 100% tax on prohibited transactions; (b) any income arising from “clearly identified” hedging transactions that we enter into to manage interest rate or price changes or currency fluctuations with respect to borrowings we incur to acquire or carry real estate assets; (c) any income arising from “clearly identified” hedging transactions that we enter into primarily to manage risk of currency fluctuations relating to any item that qualifies under the 75% gross income test or the 95% gross income test (or any property that generates such income or gain); (d) beginning with our 2016 taxable year, any income from “clearly identified” hedging transactions that we enter into to manage risk associated with extant, qualified hedges of liabilities or properties that have been extinguished or disposed; (e) passive foreign exchange gain (as defined in Section 856(n)(3) of the IRC); and (f) income from the repurchase or discharge of indebtedness) must be derived from a combination of items of real property income that satisfy the 75% gross income test described above, dividends, interest, or gains from the sale or disposition of stock, securities or real property (but excluding in all cases any gains subject to the 100% tax on prohibited transactions).

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

•
Rents do not qualify if the REIT owns 10% or more by vote or value of stock of the tenant (or 10% or more of the interests in the assets or net profits of the tenant, if the tenant is not a corporation), whether directly or after application of attribution rules. We generally do not intend to lease property to any party if rents from that property would not qualify as “rents from real property,” but application of the 10% ownership rule is dependent upon complex attribution rules and circumstances that may be beyond our control. Our declaration of trust generally disallows transfers or purported acquisitions, directly or by attribution, of our shares to the extent necessary to maintain our qualification for taxation as a REIT under the IRC. Nevertheless, there can be no assurance that these restrictions will be effective to prevent our qualification for taxation as a REIT from being jeopardized under the 10% affiliated tenant rule. Furthermore, there can be no assurance that we will be able to monitor and enforce these restrictions, nor will our shareholders necessarily be aware of ownership of our shares attributed to them under the IRC’s attribution rules.

•
There is a limited exception to the above prohibition on earning “rents from real property” from a 10% affiliated tenant where the tenant is a TRS. If at least 90% of the leased space of a property is leased to tenants other than TRSs and 10% affiliated tenants, and if the TRS’s rent to the REIT for space at that property is substantially comparable to the rents paid by nonaffiliated tenants for comparable space at the property, then otherwise qualifying rents paid by the TRS to the REIT will not be disqualified on account of the rule prohibiting 10% affiliated tenants.

•
In order for rents to qualify, we generally must not manage the property or furnish or render services to the tenants of the property, except through an independent contractor from whom we derive no income or through one of our TRSs. There is an exception to this rule permitting a REIT to perform customary tenant services of the sort that a tax-exempt organization could perform without being considered in receipt of “unrelated business taxable income,” or UBTI, under Section 512(b)(3) of the IRC. In addition, a de minimis amount of noncustomary services provided to tenants will not disqualify income as “rents from real property” as long as the value of the impermissible tenant services does not exceed 1% of the gross income from the property.

•
If rent attributable to personal property leased in connection with a lease of real property is 15% or less of the total rent received under the lease, then the rent attributable to personal property qualifies as “rents from real property.” None of the rent attributable to personal property received under a lease will qualify if this 15% threshold is exceeded. The portion of rental income treated as attributable to personal property is determined according to the ratio of the fair market value of the personal property to the total fair market value of the real and personal property that is rented.

•
In addition, “rents from real property” includes both charges we receive for services customarily rendered in connection with the rental of comparable real property in the same geographical area, even if the charges are separately stated, as well as charges we receive for services provided by our TRSs when the charges are not separately stated. Whether separately stated charges received by a REIT for services that are not geographically customary and provided by a TRS are included in “rents from real property” has not been addressed clearly by the IRS in published authorities; however, our counsel, Sullivan & Worcester LLP, is of the opinion that, although the matter is not free from doubt, “rents from real property” also includes charges we receive for services provided by our TRSs when the charges are separately stated, even if the services are not geographically customary. Accordingly, we believe that our revenues from TRS-provided services, whether the charges are separately stated or not, qualify as “rents from real property” because the services satisfy the geographically customary standard, because the services have been provided by a TRS, or for both reasons.

We believe that all or substantially all of our rents and related service charges have qualified and will continue to qualify as “rents from real property” for purposes of Section 856 of the IRC.
In order to qualify as mortgage interest on real property for purposes of the 75% gross income test, interest must derive from a mortgage loan secured by real property (or interests in real property) with a fair market value at the time the loan is made (reduced by any senior liens on the property) at least equal to the amount of such loan. If the amount of the loan exceeds the fair market value of the real property (as so reduced by senior liens), the interest will be treated as interest on a mortgage loan in a ratio equal to the ratio of the fair market value of the real property (as so reduced by senior liens) to the total amount of the mortgage loan.
Other than sales of foreclosure property, any gain we realize on the sale of property held as inventory or other property held primarily for sale to customers in the ordinary course of a trade or business, together known as dealer gains, may be treated as income from a prohibited transaction that is subject to a penalty tax at a 100% rate. Whether property is held as inventory or primarily for sale to customers in the ordinary course of a trade or business is a question of fact that depends on all the facts and circumstances surrounding the particular transaction. Sections 857(b)(6)(C) and (E) of the IRC provide safe harbors pursuant to which limited sales of real property held for at least two years and meeting specified additional requirements will not be treated as prohibited transactions. However, compliance with the safe harbors is not always achievable in practice. There can be no assurance as to whether or not the IRS might successfully assert that one or more of our dispositions is subject to the 100% penalty tax. Dealer gains subject to the 100% penalty tax are excluded from the 75% and 95% gross income tests, whereas dealer gains exempted from the 100% penalty tax on account of the safe harbors are considered qualifying gross income for purposes of the 75% and 95% gross income tests.
We believe that any gain from dispositions of assets that we have made, or that we might make in the future, including through any partnerships, will generally qualify as income that satisfies the 75% and 95% gross income tests to the extent that such assets qualify as real property, and will not be dealer gains or subject to the 100% penalty tax, because our general intent has been and is to:

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
Even if this relief provision does apply, a 100% tax is imposed upon the greater of the amount by which we failed the 75% gross income test or the amount by which we failed the 95% gross income test, with adjustments, multiplied by a fraction intended to reflect our profitability for the taxable year. This relief provision may apply to a failure of the applicable income tests even if the failure first occurred in a year prior to the taxable year in which the failure was discovered.
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
Asset Tests. At the close of each calendar quarter of each taxable year, we must also satisfy the following asset percentage tests in order to qualify for taxation as a REIT for federal income tax purposes:

•
At least 75% of the value of our total assets must consist of “real estate assets,” defined as real property (including interests in real property and interests in mortgages on real property or on interests in real property), ancillary personal property to the extent that rents attributable to such personal property are treated as rents from real property in accordance with the rules described above (beginning with our 2016 taxable year), cash and cash items, shares in other REITs, debt instruments issued by “publicly offered REITs” as defined in Section 562(c)(2) of the IRC (beginning with our 2016 taxable year), government securities and temporary investments of new capital (that is, any stock or debt instrument that we hold that is attributable to any amount received by us (a) in exchange for our stock or (b) in a public offering of our five-year or longer debt instruments, but only for the one-year period commencing with our receipt of the new capital).

•	Not more than 25% of the value of our total assets may be represented by securities other than those securities that count favorably toward the preceding 75% asset test.

•
Of the investments included in the preceding 25% asset class, the value of any one non-REIT issuer’s securities that we own may not exceed 5% of the value of our total assets. In addition, we may not own more than 10% of the vote or value of any one non-REIT issuer’s outstanding securities, unless the securities are “straight debt” securities or otherwise excepted as discussed below. Our stock and other securities in a TRS are exempted from these 5% and 10% asset tests.

•	Not more than 25% (20% beginning with our 2018 taxable year) of the value of our total assets may be represented by stock or other securities of TRSs.

•
Beginning with our 2016 taxable year, not more than 25% of the value of our total assets may be represented by “nonqualified publicly offered REIT debt instruments” as defined in Section 856(c)(5)(L)(ii) of the IRC.

Our counsel, Sullivan & Worcester LLP, is of the opinion that, although the matter is not free from doubt, our investments in the equity or debt of a TRS, to the extent and during the period they qualify as temporary investments of new capital, will be treated as real estate assets, and not as securities, for purposes of the above REIT asset tests.
If we own a mortgage loan secured by real property (or interests in real property) with a fair market value at the time the loan is made (reduced by any senior liens on the property) at least equal to the amount of such loan, the mortgage loan will generally be treated as a real estate asset for purposes of the 75% asset test above. But if the loan is undersecured when made, then the portion adequately secured by real property (or interests in real property) will generally be treated as a real estate asset for purposes of the 75% asset test above and the remaining portion will generally be treated as a separate security that must satisfy applicable asset tests.
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
In addition, if we fail the 5% asset test, the 10% vote test or the 10% value test at the close of any quarter and we do not cure such failure within 30 days after the close of that quarter, that failure will nevertheless be excused if (a) the failure is de minimis and (b) within six months after the last day of the quarter in which we identify the failure, we either dispose of the assets causing the failure or otherwise satisfy the 5% asset test, the 10% vote test and the 10% value test. For purposes of this relief provision, the failure will be de minimis if the value of the assets causing the failure does not exceed $10,000,000. If our failure is not de minimis, or if any of the other REIT asset tests have been violated, we may nevertheless qualify for taxation as a REIT if (a) we provide the IRS with a description of each asset causing the failure, (b) the failure was due to reasonable cause and not willful neglect, (c) we pay a tax equal to the greater of (1) $50,000 or (2) the highest regular corporate tax rate imposed on the net income generated by the assets causing the failure during the period of the failure, and (d) within six months after the last day of the quarter in which we identify the failure, we either dispose of the assets causing the failure or otherwise satisfy all of the REIT asset tests. These relief provisions may apply to a failure of the applicable asset tests even if the failure first occurred in a year prior to the taxable year in which the failure was discovered.
The IRC also provides an excepted securities safe harbor to the 10% value test that includes among other items (a) “straight debt” securities, (b) specified rental agreements in which payment is to be made in subsequent years, (c) any obligation to pay “rents from real property,” (d) securities issued by governmental entities that are not dependent in whole or in part on the profits of or payments from a nongovernmental entity, and (e) any security issued by another REIT. In addition, any debt instrument issued by an entity classified as a partnership for federal income tax purposes, and not otherwise excepted from the definition of a security for purposes of the above safe harbor, will not be treated as a security for purposes of the 10% value test if at least 75% of the partnership’s gross income, excluding income from prohibited transactions, is qualifying income for purposes of the 75% gross income test.
We have maintained and will continue to maintain records of the value of our assets to document our compliance with the above asset tests and intend to take actions as may be required to cure any failure to satisfy the tests within 30 days after the close of any quarter or within the six month periods described above.
Based on the discussion above, we believe that we have satisfied, and will continue to satisfy, the REIT asset tests outlined above on a continuing basis beginning with our first taxable year as a REIT.
Annual Distribution Requirements. In order to qualify for taxation as a REIT under the IRC, we are required to make annual distributions other than capital gain dividends to our shareholders in an amount at least equal to the excess of:

(1)	the sum of 90% of our “real estate investment trust taxable income” and 90% of our net income after tax, if any, from property received in foreclosure, over

(2)
the amount by which our noncash income (e.g., imputed rental income or income from transactions inadvertently failing to qualify as like-kind exchanges) exceeds 5% of our “real estate investment trust taxable income.”

For these purposes, our “real estate investment trust taxable income” is as defined under Section 857 of the IRC and is computed without regard to the dividends paid deduction and our net capital gain and will generally be reduced by specified corporate-level taxes that we pay (e.g., taxes on built-in gains or foreclosure property income).
For our 2014 and prior taxable years, a distribution of ours that was not pro rata within a class of our beneficial interests entitled to a distribution, or which was not consistent with the rights to distributions among our classes of beneficial interests, would have been a preferential distribution that would not have been taken into consideration for purposes of the distribution requirements, and accordingly the payment of a preferential distribution would have affected our ability to meet the distribution requirements. Taking into account our distribution policies, including any dividend reinvestment plan we adopted, we do not believe that we made any preferential distributions in 2014 or prior taxable years. From and after our 2015 taxable year, the preferential distribution rule has not applied to us because we have been and expect to remain a “publicly offered REIT” (as defined in Section 562(c)(2) of the IRC) that is required to file annual and periodic reports with the SEC under the Exchange Act.
Distributions must be paid in the taxable year to which they relate, or in the following taxable year if declared before we timely file our federal income tax return for the earlier taxable year and if paid on or before the first regular distribution payment after that declaration. If a dividend is declared in October, November or December to shareholders of record during one of those months, and is paid during the following January, then for federal income tax purposes such dividend will be treated as having been both paid and received on December 31 of the prior taxable year.
The 90% distribution requirements may be waived by the IRS if a REIT establishes that it failed to meet them by reason of distributions previously made to meet the requirements of the 4% excise tax discussed below. To the extent that we do not distribute all of our net capital gain and all of our “real estate investment trust taxable income,” as adjusted, we will be subject to federal income tax at regular corporate tax rates on undistributed amounts. Even if we fully distribute our net capital gain and all of our “real estate investment trust taxable income,” we may be subject to the corporate alternative minimum tax on our items of tax preference. In addition, we will be subject to a 4% nondeductible excise tax to the extent we fail within a calendar year to make required distributions to our shareholders of 85% of our ordinary income and 95% of our capital gain net income plus the excess, if any, of the “grossed up required distribution” for the preceding calendar year over the amount treated as distributed for that preceding calendar year. For this purpose, the term “grossed up required distribution” for any calendar year is the sum of our taxable income for the calendar year without regard to the deduction for dividends paid and all amounts from earlier years that are not treated as having been distributed under the provision. We will be treated as having sufficient earnings and profits to treat as a dividend any distribution by us up to the amount required to be distributed in order to avoid imposition of the 4% excise tax.
If we do not have enough cash or other liquid assets to meet the 90% distribution requirements, or if we so choose, we may find it necessary or desirable to arrange for new debt or equity financing to provide funds for required distributions in order to maintain our qualification for taxation as a REIT. We can provide no assurance that financing would be available for these purposes on favorable terms, or at all.
We may be able to rectify a failure to pay sufficient dividends for any year by paying “deficiency dividends” to shareholders in a later year. These deficiency dividends may be included in our deduction for dividends paid for the earlier year, but an interest charge would be imposed upon us for the delay in distribution. While the payment of a deficiency dividend will apply to a prior year for purposes of our REIT distribution requirements and our dividends paid deduction, it will be treated as an additional distribution to the shareholders receiving it in the year such dividend is paid.
In addition to the other distribution requirements above, to preserve our qualification for taxation as a REIT we are required to timely distribute all C corporation earnings and profits that we inherit from acquired corporations, as described below.
Our Relationship with SIR
We own a substantial amount of the outstanding common shares of SIR, which we currently expect is and will remain qualified for taxation as a REIT under the IRC. For any of our taxable years in which SIR qualifies for taxation as a REIT, our investment in SIR will count as a qualifying REIT asset toward the REIT gross asset tests and our gains and dividends from SIR common shares will count as qualifying income under the 75% and 95% gross income tests, all as described above. However, because we do not and cannot control SIR’s compliance with the federal income tax requirements for REIT qualification and taxation, we can provide no assurance that SIR is or will remain qualified for taxation as a REIT under the IRC. Accordingly, we have joined with SIR in filing a protective TRS election under Section 856(l) of the IRC, effective for the third quarter of 2014, and we have reaffirmed this protective election with SIR every January 1 thereafter, and may continue to do so, unless and until our ownership of SIR falls below 10%. Pursuant to this protective TRS election, we believe that even if SIR is not a REIT for some reason, then it would instead be considered one of our TRSs, and as such its value would either fit within our REIT gross asset tests described above or would be such that any penalty taxes associated with our remediation of a REIT asset test failure for which there is reasonable cause, as described above, would be much lower than if no such TRS election were in place, though any applicable penalty taxes might still be substantial. The protective TRS election will not impact our compliance with the 75% and 95% gross income tests described above; we do not expect our gains and dividends from SIR common shares to jeopardize compliance with these tests even if for some reason SIR is not a REIT.
Acquisitions of C Corporations
We may in the future engage in transactions where we acquire all of the outstanding stock of a C corporation. Upon these acquisitions, except to the extent we make an applicable TRS election, each of our acquired entities and their various wholly-owned corporate and noncorporate subsidiaries will become our QRSs. Thus, after such acquisitions, all assets, liabilities and items of income, deduction and credit of the acquired and then disregarded entities will be treated as ours for purposes of the various REIT qualification tests described above. In addition, we generally will be treated as the successor to the acquired and then disregarded entities’ federal income tax attributes, such as those entities’ (a) adjusted tax bases in their assets and their depreciation schedules; and (b) earnings and profits for federal income tax purposes, if any. The carryover of these attributes creates REIT implications such as built-in gains tax exposure and additional distribution requirements, as described below. However, when we make an election under Section 338(g) of the IRC with respect to corporations that we acquire, we generally will not be subject to such attribute carryovers in respect of attributes existing prior to such election.
Built-in Gains from C Corporations. Notwithstanding our qualification and taxation as a REIT, under specified circumstances we may be subject to corporate taxation if we acquire a REIT asset where our adjusted tax basis in the asset is determined by reference to the adjusted tax basis of the asset as owned by a C corporation. For instance, we may be subject to federal income taxation on all or part of the built-in gain (calculated as of the date the property ceased being owned by the C corporation) on such an asset if we sell the asset during a prescribed period beginning on the day the asset was acquired. The prescribed period has ranged from as much as 10 years to as few as five years, and is currently five years. To the extent of our gains in a taxable year that are subject to the built-in gains tax, net of any taxes paid on such gains with respect to that taxable year, our taxable dividends paid in the following year will be potentially eligible for taxation to noncorporate U.S. shareholders at the preferential tax rates for “qualified dividends” as described below in “—Taxation of Taxable U.S. Shareholders”. We generally do not expect to sell assets if doing so would result in the imposition of a material built-in gains tax liability; but if and when we do sell assets that may have associated built-in gains tax exposure, then we expect to make appropriate provision for the associated tax liabilities on our financial statements.
Earnings and Profits. Following a corporate acquisition, we must generally distribute all of the C corporation earnings and profits inherited in that transaction, if any, no later than the end of our taxable year in which the transaction occurs, in order to preserve our qualification for taxation as a REIT. However, if we fail to do so, relief provisions would allow us to maintain our qualification for taxation as a REIT provided we distribute any subsequently discovered C corporation earnings and profits and pay an interest charge in respect of the period of delayed distribution. C corporation earnings and profits that we inherit are, in general, specially allocated under a priority rule to the earliest possible distributions following the event causing the inheritance, and only then is the balance of our earnings and profits for the taxable year allocated among our distributions to the extent not already treated as a distribution of C corporation earnings and profits under the priority rule. The distribution of these earnings and profits is potentially eligible for taxation to noncorporate U.S. shareholders at the preferential tax rates for “qualified dividends” as described below in “—Taxation of Taxable U.S. Shareholders”.
Depreciation and Federal Income Tax Treatment of Leases
Our initial tax bases in our assets will generally be our acquisition cost. We will generally depreciate our depreciable real property on a straight-line basis over 40 years and our personal property over the applicable shorter periods. These depreciation schedules may vary for properties that we acquire through tax-free or carryover basis acquisitions, or that are the subject of cost segregation analyses.
We are entitled to depreciation deductions from our facilities only if we are treated for federal income tax purposes as the owner of the facilities. This means that the leases of the facilities must be classified for federal income tax purposes as true leases, rather than as sales or financing arrangements, and we believe this to be the case.

Distributions to our Shareholders
As described above, we expect to make distributions to our shareholders from time to time. These distributions may include cash distributions, in kind distributions of property, and deemed or constructive distributions resulting from capital market activities. The U.S. federal income tax treatment of our distributions will vary based on the status of the recipient shareholder as more fully described below under “—Taxation of Taxable U.S. Shareholders,” “—Taxation of Tax-Exempt U.S. Shareholders,” and “—Taxation of Non-U.S. Shareholders.”
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

(3)	our dividends attributable to dividend income, if any, received by us from C corporations such as TRSs;

(4)	our dividends attributable to earnings and profits that we inherit from C corporations; and

(5)	our dividends to the extent attributable to income upon which we have paid federal corporate income tax (such as taxes on built-in gains), net of the corporate taxes thereon.
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
In addition, we may elect to retain net capital gain income and treat it as constructively distributed. In that case:

(1)	we will be taxed at regular corporate capital gains tax rates on retained amounts;

(2)	each U.S. shareholder will be taxed on its designated proportionate share of our retained net capital gains as though that amount were distributed and designated as a capital gain dividend;

(3)	each U.S. shareholder will receive a credit or refund for its designated proportionate share of the tax that we pay;

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
Distributions in excess of our current or accumulated earnings and profits will not be taxable to a U.S. shareholder to the extent that they do not exceed the shareholder’s adjusted tax basis in our shares, but will reduce the shareholder’s basis in such shares. To the extent that these excess distributions exceed a U.S. shareholder’s adjusted basis in such shares, they will be included in income as capital gain, with long-term gain generally taxed to noncorporate U.S. shareholders at preferential maximum rates. No U.S. shareholder may include on its federal income tax return any of our net operating losses or any of our capital losses. In addition, no portion of any of our dividends is eligible for the dividends received deduction for corporate shareholders.
If a dividend is declared in October, November or December to shareholders of record during one of those months, and is paid during the following January, then for federal income tax purposes the dividend will be treated as having been both paid and received on December 31 of the prior taxable year. Also, items that are treated differently for regular and alternative minimum tax purposes are to be allocated between a REIT and its shareholders under Treasury regulations which are to be prescribed. It is possible that these Treasury regulations will permit or require tax preference items to be allocated to our shareholders with respect to any accelerated depreciation or other tax preference items that we claim. We may choose to allocate applicable tax preference items to our shareholders, even in the absence of such regulations.
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
If a U.S. shareholder recognizes a loss upon a disposition of our shares in an amount that exceeds a prescribed threshold, it is possible that the provisions of Treasury regulations involving “reportable transactions” could apply, with a resulting requirement to separately disclose the loss-generating transaction to the IRS. These Treasury regulations are written quite broadly, and apply to many routine and simple transactions. A reportable transaction currently includes, among other things, a sale or exchange of our shares resulting in a tax loss in excess of (a) $10 million in any single year or $20 million in a prescribed combination of taxable years in the case of our shares held by a C corporation or by a partnership with only C corporation partners or (b) $2 million in any single year or $4 million in a prescribed combination of taxable years in the case of our shares held by any other partnership or an S corporation, trust or individual, including losses that flow through pass through entities to individuals. A taxpayer discloses a reportable transaction by filing IRS Form 8886 with its federal income tax return and, in the first year of filing, a copy of Form 8886 must be sent to the IRS’s Office of Tax Shelter Analysis. The annual maximum penalty for failing to disclose a reportable transaction is generally $10,000 in the case of a natural person and $50,000 in any other case.
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
Taxation of Tax-Exempt U.S. Shareholders
The rules governing the federal income taxation of tax-exempt entities are complex, and the following discussion is intended only as a summary of material considerations of an investment in our shares relevant to such investors. If you are a tax-exempt shareholder, we urge you to consult your own tax advisor to determine the impact of federal, state, local and foreign tax laws, including any tax return filing and other reporting requirements, with respect to your acquisition or investment in our shares.
Our distributions made to shareholders that are tax-exempt pension plans, individual retirement accounts or other qualifying tax-exempt entities should not constitute UBTI, provided that the shareholder has not financed its acquisition of our shares with “acquisition indebtedness” within the meaning of the IRC, that the shares are not otherwise used in an unrelated trade or business of the tax-exempt entity, and that, consistent with our present intent, we do not hold a residual interest in a real estate mortgage investment conduit. Special UBTI rules under Section 856(h)(3) of the IRC may apply to a trust described in Section 401(a) of the IRC if it owns more than 10% by value of a class of our shares.
Taxation of Non-U.S. Shareholders
The rules governing the U.S. federal income taxation of non-U.S. shareholders are complex, and the following discussion is intended only as a summary of material considerations of an investment in our shares relevant to such investors. If you are a non-U.S. shareholder, we urge you to consult your own tax advisor to determine the impact of U.S. federal, state, local and foreign tax laws, including any tax return filing and other reporting requirements, with respect to your acquisition or investment in our shares.
We expect that a non-U.S. shareholder’s receipt of (a) distributions from us, and (b) proceeds from the sale of our shares, will not be treated as income effectively connected with a U.S. trade or business and a non-U.S. shareholder will therefore not be subject to the higher tax rates and increased reporting requirements that apply to income effectively connected with a U.S. trade or business. This expectation and a number of the determinations below are predicated on our shares being listed on a U.S. national securities exchange, such as The NASDAQ Stock Market LLC, or Nasdaq. Although there can be no assurance in this regard, we expect that each class of our shares has been and will remain listed on a U.S. national securities exchange; however, we can provide no assurance that our shares will continue to be so listed in future taxable years or that any class of our shares that we may issue in the future will be so listed.
Distributions. A distribution by us to a non-U.S. shareholder that is not designated as a capital gain dividend will be treated as an ordinary income dividend to the extent that it is made out of our current or accumulated earnings and profits. A distribution of this type will generally be subject to U.S. federal income tax and withholding at the rate of 30%, or at a lower rate if the non-U.S. shareholder has in the manner prescribed by the IRS demonstrated to the applicable withholding agent its entitlement to benefits under a tax treaty. Because we cannot determine our current and accumulated earnings and profits until the end of the taxable year, withholding at the statutory rate of 30% or applicable lower treaty rate will generally be imposed on the gross amount of any distribution to a non-U.S. shareholder that we make and do not designate as a capital gain dividend. Notwithstanding this potential withholding on distributions in excess of our current and accumulated earnings and profits, these distributions are a nontaxable return of capital to the extent that they do not exceed the non-U.S. shareholder’s adjusted basis in our shares, and the nontaxable return of capital will reduce the adjusted basis in these shares. To the extent that distributions in excess of our current and accumulated earnings and profits exceed the non-U.S. shareholder’s adjusted basis in our shares, the distributions will give rise to federal income tax liability only in the unlikely event that the non-U.S. shareholder would otherwise be subject to tax on any gain from the sale or exchange of these shares, as discussed below under “—Dispositions of

Our Shares.” A non-U.S. shareholder may seek a refund from the IRS of amounts withheld on distributions to it in excess of our current and accumulated earnings and profits.
For so long as a class of our shares is listed on a U.S. national securities exchange, capital gain dividends that we declare and pay to a non-U.S. shareholder on those shares, as well as dividends to a non-U.S. shareholder on those shares attributable to our sale or exchange of “United States real property interests” within the meaning of Section 897 of the IRC, or USRPIs, will not be subject to withholding as though those amounts were effectively connected with a U.S. trade or business, and non-U.S. shareholders will not be required to file U.S. federal income tax returns or pay branch profits tax in respect of these dividends. Instead, these dividends will generally be treated as ordinary dividends and subject to withholding in the manner described above.
Tax treaties may reduce the withholding obligations on our distributions. Under some treaties, however, rates below 30% that are applicable to ordinary income dividends from U.S. corporations may not apply to ordinary income dividends from a REIT or may apply only if the REIT meets specified additional conditions. A non-U.S. shareholder must generally use an applicable IRS Form W-8, or substantially similar form, to claim tax treaty benefits. If the amount of tax withheld with respect to a distribution to a non-U.S. shareholder exceeds the shareholder’s U.S. federal income tax liability with respect to the distribution, the non-U.S. shareholder may file for a refund of the excess from the IRS. Treasury regulations also provide special rules to determine whether, for purposes of determining the applicability of a tax treaty, our distributions to a non-U.S. shareholder that is an entity should be treated as paid to the entity or to those owning an interest in that entity, and whether the entity or its owners are entitled to benefits under the tax treaty.
If, contrary to our expectation, a class of our shares was not listed on a U.S. national securities exchange and we made a distribution on those shares that was attributable to gain from the sale or exchange of a USRPI, then a non-U.S. shareholder holding those shares would be taxed as if the distribution was gain effectively connected with a trade or business in the United States conducted by the non-U.S. shareholder. In addition, the applicable withholding agent would be required to withhold from a distribution to such a non-U.S. shareholder, and remit to the IRS, up to 35% of the maximum amount of any distribution that was or could have been designated as a capital gain dividend. The non-U.S. shareholder also would generally be subject to the same treatment as a U.S. shareholder with respect to the distribution (subject to any applicable alternative minimum tax and a special alternative minimum tax in the case of a nonresident alien individual), would be subject to fulsome U.S. federal income tax return reporting requirements, and, in the case of a corporate non-U.S. shareholder, may owe the up to 30% branch profits tax under Section 884 of the IRC (or lower applicable tax treaty rate) in respect of these amounts.
A special “wash sale” rule under Section 897(h)(5) of the IRC may apply to a non-U.S. shareholder that owns more than 10% of a class of our shares.
Dispositions of Our Shares. If as expected our shares are not USRPIs, then a non-U.S. shareholder’s gain on the sale of these shares generally will not be subject to U.S. federal income taxation or withholding. We expect that our shares will not be USRPIs because one or both of the following exemptions will be available at all times.
First, for so long as a class of our shares is listed on a U.S. national securities exchange, a non-U.S. shareholder’s gain on the sale of those shares will not be subject to U.S. federal income taxation as a sale of a USRPI. Second, our shares will not constitute USRPIs if we are a “domestically controlled REIT.” A domestically controlled REIT is a REIT in which at all times during the preceding five-year period less than 50% of the fair market value of its outstanding shares was directly or indirectly held by foreign persons. From and after December 18, 2015, a person who at all relevant times holds less than 5% of a REIT’s shares that are “regularly traded” on a domestic “established securities market” is deemed to be a U.S. person in making the determination of whether a REIT is domestically controlled, unless the REIT has actual knowledge that the person is not a U.S. person. Other presumptions apply in making the determination with respect to other classes of REIT shareholders. As a result of applicable presumptions, we expect to be able to demonstrate from and after December 18, 2015 that we are less than 50% foreign owned. For periods prior to December 18, 2015, we believe that we were less than 50% foreign owned, but that may not be possible to demonstrate unless and until a pending technical correction clarifies the statute on this point. Accordingly, we can provide no assurance that we have been or will remain a domestically controlled REIT, particularly if that determination includes the period before December 18, 2015, when the presumptions described above may not apply unless and until the pending technical correction is passed.
If, contrary to our expectation, a gain on the sale of our shares is subject to U.S. federal income taxation (for example, because neither of the above exemptions were then available, i.e., that class of our shares were not then listed on a U.S. national securities exchange and we were not a domestically controlled REIT), then (a) a non-U.S. shareholder would generally be subject to the same treatment as a U.S. shareholder with respect to its gain (subject to any applicable alternative minimum tax and a special alternative minimum tax in the case of nonresident alien individuals), (b) the non-U.S. shareholder would also be subject to fulsome U.S. federal income tax return reporting requirements, and (c) a purchaser of that class of our shares from the non-U.S. shareholder may be required to withhold 15% of the purchase price paid to the non-U.S. shareholder and to remit the withheld amount to the IRS.
Information Reporting, Backup Withholding, and Foreign Account Withholding
Information reporting, backup withholding, and foreign account withholding may apply to distributions or proceeds paid to our shareholders under the circumstances discussed below. If a shareholder is subject to backup or other U.S. federal income tax withholding, then the applicable withholding agent will be required to withhold the appropriate amount with respect to a deemed or constructive distribution or a distribution in kind even though there is insufficient cash from which to satisfy the withholding obligation. To satisfy this withholding obligation, the applicable withholding agent may collect the amount of U.S. federal income tax required to be withheld by reducing to cash for remittance to the IRS a sufficient portion of the property that the shareholder would otherwise receive or own, and the shareholder may bear brokerage or other costs for this withholding procedure.
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

•
certifies that the U.S. shareholder is exempt from backup withholding because (a) it comes within an enumerated exempt category, (b) it has not been notified by the IRS that it is subject to backup withholding, or (c) it has been notified by the IRS that it is no longer subject to backup withholding; and

•	certifies that it is a U.S. citizen or other U.S. person.
If the U.S. shareholder has not provided and does not provide its correct taxpayer identification number and appropriate certifications on an IRS Form W-9 or substantially similar form, it may be subject to penalties imposed by the IRS, and the applicable withholding agent may have to withhold a portion of any distributions or proceeds paid to such U.S. shareholder. Unless the U.S. shareholder has established on a properly executed IRS Form W-9 or substantially similar form that it comes within an enumerated exempt category, distributions or proceeds on our shares paid to it during the calendar year, and the amount of tax withheld, if any, will be reported to it and to the IRS.
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
Non-U.S. financial institutions and other non-U.S. entities are subject to diligence and reporting requirements for purposes of identifying accounts and investments held directly or indirectly by U.S. persons. The failure to comply with these additional information reporting, certification and other requirements could result in a 30% withholding tax on applicable payments to non-U.S. persons. In particular, a payee that is a foreign financial institution that is subject to the diligence and reporting requirements described above must enter into an agreement with the U.S. Department of the Treasury requiring, among other things, that it undertake to identify accounts held by “specified United States persons” or “United States owned foreign entities” (each as defined in the IRC), annually report information about such accounts, and withhold 30% on applicable payments to noncompliant foreign financial institutions and account holders. Foreign financial institutions located in jurisdictions that have an intergovernmental agreement with the United States with respect to these requirements may be subject to different rules. The foregoing withholding regime generally applies to payments of dividends on our shares, and is expected to generally apply to other “withholdable payments” (including payments of gross proceeds from a sale, exchange, redemption, retirement or other disposition of our shares) made after December 31, 2018. In general, to avoid withholding, any non-U.S. intermediary through which a shareholder owns our shares must establish its compliance with the foregoing regime, and a non-U.S. shareholder must provide specified documentation (usually an applicable IRS Form W-8) containing information about its identity, its status, and if required, its direct and indirect U.S. owners. Non-U.S. shareholders and shareholders who hold our shares through a non-U.S. intermediary are encouraged to consult their own tax advisors regarding foreign account tax compliance.
Other Tax Considerations
Our tax treatment and that of our shareholders may be modified by legislative, judicial or administrative actions at any time, which actions may be retroactive in effect. The rules dealing with federal income taxation are constantly under review by the U.S. Congress, the IRS and the U.S. Department of the Treasury, and statutory changes, new regulations, revisions to existing regulations and revised interpretations of established concepts are issued frequently. Likewise, the rules regarding taxes other than U.S. federal income taxes may also be modified. No prediction can be made as to the likelihood of passage of new tax legislation or other provisions, or the direct or indirect effect on us and our shareholders. Revisions to tax laws and interpretations of these laws could adversely affect our ability to qualify and be taxed as a REIT, as well as the tax or other consequences of an investment in our shares. We and our shareholders may also be subject to taxation by state, local or other jurisdictions, including those in which we or our shareholders transact business or reside. These tax consequences may not be comparable to the U.S. federal income tax consequences discussed above.
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
Prohibited Transactions
Fiduciaries of ERISA plans and persons making the investment decision for a non-ERISA plan should consider the application of the prohibited transaction provisions of ERISA and the IRC in making their investment decision. Sales and other transactions between an ERISA or non-ERISA plan, and persons related to it, are prohibited transactions. The particular facts concerning the sponsorship, operations and other investments of an ERISA plan or non-ERISA plan may cause a wide range of other persons to be treated as disqualified persons or parties in interest with respect to it. A prohibited transaction, in addition to imposing potential personal liability upon fiduciaries of ERISA plans, may also result in the imposition of an excise tax under the IRC or a penalty under ERISA upon the disqualified person or party in interest with respect to the plan. If the disqualified person who engages in the transaction is the individual on behalf of whom an IRA, Roth IRA or other tax-favored account is maintained or his beneficiary, the IRA, Roth IRA or other tax-favored account may lose its tax-exempt status and its assets may be deemed to have been distributed to the individual in a taxable distribution on account of the prohibited transaction, but no excise tax will be imposed. Fiduciaries considering an investment in our securities should consult their own legal advisors as to whether the ownership of our securities involves a prohibited transaction.
“Plan Assets” Considerations
The U.S. Department of Labor has issued a regulation defining “plan assets.” The regulation, as subsequently modified by ERISA, generally provides that when an ERISA or non-ERISA plan acquires a security that is an equity interest in an entity and that security is neither a “publicly offered security” nor a security issued by an investment company registered under the Investment Company Act of 1940, as amended, the ERISA plan’s or non-ERISA plan’s assets include both the equity interest and an undivided interest in each of the underlying assets of the entity, unless it is established either that the entity is an operating company or that equity participation in the entity by benefit plan investors is not significant. We are not an investment company registered under the Investment Company Act of 1940, as amended.
Each class of our equity (that is, our common shares and any other class of equity that we may issue) must be analyzed separately to ascertain whether it is a publicly offered security. The regulation defines a publicly offered security as a security that is “widely held,” “freely transferable” and either part of a class of securities registered under the Exchange Act, or sold under an effective registration statement under the Securities Act of 1933, as amended, provided the securities are registered under the Exchange Act within 120 days after the end of the fiscal year of the issuer during which the offering occurred. Each class of our outstanding shares has been registered under the Exchange Act within the necessary time frame to satisfy the foregoing condition.
The regulation provides that a security is “widely held” only if it is part of a class of securities that is owned by 100 or more investors independent of the issuer and of one another. However, a security will not fail to be “widely held” because the number of independent investors falls below 100 subsequent to the initial public offering as a result of events beyond the issuer’s control. We believe our common shares have been and will remain widely held, and we expect the same to be true of any future class of equity that we may issue, but we can give no assurances in this regard.
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
Assuming that each class of our shares will be “widely held” and that no other facts and circumstances exist that restrict transferability of these shares, our counsel, Sullivan & Worcester LLP, is of the opinion that our shares will not fail to be

“freely transferable” for purposes of the regulation due to the restrictions on transfer of our shares under our declaration of trust and that under the regulation each class of our currently outstanding shares is publicly offered and our assets will not be deemed to be “plan assets” of any ERISA plan or non-ERISA plan that acquires our shares in a public offering. This opinion is conditioned upon certain assumptions and representations, as discussed above in “Material United States Federal Income Tax Considerations—Taxation as a REIT.”

Item 1A. Risk Factors
Our business is subject to a number of risks and uncertainties. The risks described below may not be the only risks we face but are risks we believe material at this time. Additional risks that we do not yet know of, or that we currently think are immaterial, may also impair our business operations or financial results. If any of the events or circumstances described below occurs, our business, financial condition or results of operations and the market price of our securities could decline. Investors and prospective investors should consider the following risks and the information contained under the heading “Warning Concerning Forward Looking Statements” before deciding whether to invest in our securities.
Risks Related to Our Business
We may be unable to lease our properties when our leases expire, and we may experience declining rents or incur significant costs to renew our leases or to lease our properties to new tenants.
The weighted average remaining term of our leases in effect as of December 31, 2016, excluding one property (one building) classified as discontinued operations, is 4.8 years based upon annualized rental income and 5.0 years based upon occupied square footage. As of December 31, 2016, excluding one property (one building) classified as discontinued operations, leases representing approximately 61.0% of our annualized rental income and 58.8% of our occupied square footage will expire by December 31, 2021.
Although we typically will seek to renew our leases with current tenants when they expire, we cannot be sure that we will be successful in doing so. If our tenants do not renew their leases, we may be unable to locate new tenants to maintain or increase the historical occupancy rates of, or rents from, our properties. When we renew our leases with current tenants or lease to new tenants, we may have to spend substantial amounts for leasing commissions, tenant improvements or other tenant inducements. Moreover, many of our properties have been specially designed for the particular business of our tenants; if the current leases for such properties are terminated or are not renewed, we may be required to renovate such properties at substantial costs, decrease the rents we charge or provide other concessions in order to lease such properties to new tenants.
Government tenants have been increasing space utilization when renewing or entering new leases. This may result in a government tenant occupying less space in our property. If that government tenant is the sole occupant of the property, the vacant space may become unleasable. If substantial reconfiguration of the government tenant's space is required to achieve the increase in space utilized, the government tenant may find it more advantageous to relocate than to renovate the existing space.
Leases with government contractor tenants tend to be for terms consistent with the tenant's government contracts which are generally three to five years. If a government contractor tenant does not retain its contract, the tenant may not renew its lease. Government contractors are dependent upon government spending. A reduction in government spending can have a negative effect on the contractor's business and the renewal of leases for our properties.
Further, laws and regulations applicable to government leasing often require public solicitations of bids when new or renewal leases are being considered. Market conditions may require us to lower our rents to retain government or other tenants. Some of our current rents include payments to amortize the cost of tenant improvements which government or other tenants may be unwilling to pay or contractually allowed to eliminate when leases are renewed.
Current and future government financial and other circumstances and trends may adversely impact our business.
Government budgetary pressures have resulted in a decrease in government employment, and in government tenants reducing their space utilization per employee and consolidating into existing government owned properties, thereby reducing the demand for government leased space. Our historical experience with respect to properties of the type we own that are majority leased to government tenants has been that government tenants frequently renew leases to avoid the costs and disruptions that may result from relocating their operations. However, efforts to reduce space utilization rates may result in our tenants exercising early termination rights under our leases, vacating our properties upon expiration of our leases in order to relocate, or in renewing their leases for less area than they currently occupy. Further, the need to reconfigure leased office space to reduce utilization per employee may require us to spend increased amounts for tenant improvements, and relocation has become more prevalent in instances where efforts by government tenants to reduce their space utilization requires a significant reconfiguration of currently leased space. Moreover, uncertainty with respect to government agency budgets and a lack of adequate funding to implement relocations, consolidations and reconfigurations have resulted in delayed space decisions and reliance on short term lease renewals by government tenants.
For example, the IRS has publicly stated that it plans to discontinue its tax return processing operations at our property located in Fresno, CA in 2021. The IRS lease for this property, which accounted for approximately 3.1% of our annualized rental income as of December 31, 2016, expires in 2021. The IRS has also publicly stated that it plans to discontinue its tax return processing operations in Covington, KY in 2019. Our property located in Florence, KY is leased to the IRS and we believe it is used to support these Covington, KY operations. Our Florence, KY property lease, which accounted for approximately 0.9% of our annualized rental income as of December 31, 2016, expires in 2022 but is subject to early termination rights beginning in 2017. The IRS has not notified us of its intentions regarding these properties.
In addition, the Trump administration has recently ordered an employment freeze for the federal government that limits hiring for all new and existing government positions, except those in national security, public safety and the military. Although we are unable to reasonably project the future impact of changing government financial circumstances and policy priorities on our results, such changing circumstances and priorities could increase vacancy and decrease rental income at our government leased properties.
We may be unable to grow our business by acquisitions of additional properties.
Part of our business plan involves the acquisition of additional properties that are majority leased to government tenants. There are a limited number of such properties, which may limit our acquisition opportunities. In addition, our ability to make profitable acquisitions is subject to risks, including, but not limited to, risks associated with:

•	competition from other investors, including publicly traded and private REITs, numerous financial institutions, individuals and public and private companies;

•	contingencies in our acquisition agreements; and

•	the availability and terms of financing.
Additionally, we might encounter unanticipated difficulties and expenditures relating to any acquired properties. For example:

•
we do not believe that it is possible to fully understand a property before it is owned and operated for an extended period of time, and, notwithstanding pre-acquisition due diligence, we could acquire a property that contains undisclosed defects in design or construction;

•	the market in which an acquired property is located may experience unexpected changes that adversely affect the property’s value;

•	the occupancy of properties that we acquire may decline during our ownership and rents or returns that are in effect or expected at the time a property is acquired may decline thereafter;

•	property operating costs for our acquired properties may be higher than anticipated and our acquired properties may not yield expected returns;

•
we may acquire properties subject to unknown liabilities and without any recourse, or with limited recourse, such as liability for the cleanup of undisclosed environmental contamination or for claims by tenants, vendors or other persons related to actions taken by former owners of properties; and

•	acquired properties might require significant management attention that would otherwise be devoted to our ongoing business.
For these reasons, among others, we might not realize the anticipated benefits of our acquisitions and our business plan to acquire additional properties may not succeed or may cause us to experience losses.

REIT distribution requirements and limitations on our ability to access reasonably priced capital may adversely impact our ability to carry out our business plan.
To retain our qualification for taxation as a REIT, we are required to distribute at least 90% of our annual REIT taxable income (excluding capital gains). Accordingly, we may not be able to retain sufficient cash to fund our operations, repay our debts, invest in our properties or fund our acquisitions or development or redevelopment efforts. Our business strategies therefore depend, in part, upon our ability to raise additional capital at reasonable costs. The volatility in the availability of capital to businesses on a global basis in most debt and equity markets generally may limit our ability to raise reasonably priced capital. We may be also unable to raise reasonably priced capital because of reasons related to our business, market perceptions of our prospects, the terms of our indebtedness or for reasons beyond our control, such as market conditions. Because the earnings we are permitted to retain are limited, if we are unable to raise reasonably priced capital, we may not be able to carry out our business plan.
We face significant competition.
We face significant competition for acquisition opportunities from other investors, including publicly traded and private REITs, numerous financial institutions, individuals and public and private companies. Because of competition, we may be unable to acquire, or may pay a significantly increased purchase price for, a desired property, which would reduce our expected returns from that property. Some of our competitors may have greater financial and other resources than us.
In addition, we face competition for tenants at our properties. Some competing properties may be newer, better located or more attractive to tenants. Competing properties may have lower rates of occupancy than our properties, which may result in competing owners offering available space at lower rents than we offer at our properties. Development activities may increase the supply of properties of the type we own in the leasing markets in which we own properties which may increase the competition we face. These competition matters may affect our ability to attract and retain tenants and may reduce the rents we are able to charge. Government tenants are particularly difficult to attract and retain because they are generally viewed as desirable tenants.
The U.S. Government’s “green lease” policies may adversely affect us.
The U.S. Government has instituted “green lease” policies which allow a government tenant to require leadership in energy and environmental design for commercial interiors, or LEED®-CI, designation in selecting new premises or renewing leases at existing premises. In addition, the Energy Independence and Security Act of 2007 allows the GSA to give preference to buildings for lease that have received an “Energy Star” label. Obtaining such certifications and labels may be costly and time consuming, but our failure to do so may result in a competitive disadvantage for us in acquiring new or retaining existing government tenants.
Some government tenants have the right to terminate their leases prior to their lease expiration date and changes in the U.S. Government’s and state governments’ requirements for leased space may adversely affect us.
Substantially all of our current rents come from government tenants. Some of our leases with government tenants allow the tenants to vacate the leased premises before the stated terms of the leases expire with little or no liability. In particular:

•
Tenants occupying approximately 11.7% of our rentable square feet and contributing approximately 9.3% of our annualized rental income as of December 31, 2016, excluding one property (one building) classified as discontinued operations, have currently exercisable rights to terminate their leases before the stated term of their leases expire.

•
In 2017, 2018, 2019, 2020, 2021, 2022, 2023, 2026 and 2027, early termination rights become exercisable by other tenants who currently occupy an additional approximately 2.3%, 2.2%, 4.9%, 7.0%, 0.7%, 2.9%, 1.9%, 0.9% and 0.6% of our rentable square feet, respectively, and contribute an additional approximately 1.8%, 3.0%, 5.1%, 7.5%, 0.6%, 2.3%, 1.7%, 1.1% and 0.6% of our annualized rental income, respectively, as of December 31, 2016.

•
Pursuant to leases with 15 of our government tenants, these tenants have currently exercisable rights to terminate their leases if their respective legislature or other funding authority does not appropriate rent amounts in their respective annual budgets. These 15 tenants represent approximately 17.4% of our rentable square feet and 16.9% of our annualized rental income as of December 31, 2016.

For fiscal policy reasons, security concerns or other reasons, some or all of our government tenants may decide to exercise early termination rights under our leases or vacate our properties upon expiration of our leases. We believe the U.S. Government is actively trying to reduce their space utilization per employee and consolidate into existing government owned properties. If a significant number of such events occur, our income and cash flow may materially decline and our ability to make or sustain regular distributions to our shareholders may be jeopardized.
We currently have a concentration of properties in the Washington, D.C. metro area and are exposed to changes in market conditions in this area.
Approximately 27.1% of our annualized rental income as of December 31, 2016, excluding one property (one building) classified as discontinued operations, was received from properties located in the Washington, D.C. metro area. A downturn in economic conditions in this area could result in reduced demand from tenants for our properties or lower the rents that our government tenants in this area are willing to pay when our leases expire or terminate and when renewal or new terms are negotiated. Additionally, in recent years there has been a decrease in demand for new leased space by the U.S. Government in the Washington, D.C. metro area, and that could increase competition for government tenants and adversely affect our ability to retain government tenants when our leases expire.
Real estate construction and redevelopment creates risks.
Part of our business plan involves the possible development or redevelopment of some of our properties as the existing leases expire or as our tenants’ needs evolve. The development and redevelopment of new and existing buildings involves significant risks in addition to those involved in the ownership and operation of leased properties, including the risks that financing may not be available on favorable terms for development projects and construction may not be completed on schedule or within budget, resulting in increased debt service expense and construction costs and delays in leasing such properties and generating cash flow. Development activities are also subject to risks relating to the inability to obtain, or delays in obtaining, all necessary zoning, land use, building, occupancy, and other required government permits and authorizations. Once completed, any new properties may perform below anticipated financial results. The occurrence of one or more of the foregoing in connection with our development or redevelopment activities could have an adverse effect on our financial condition and results of operations. In addition, development activities, regardless of whether or not they are ultimately successful, typically require a substantial amount of management’s time and attention which could take management’s time away from our other day to day operations.
We have debt and we may incur additional debt.
As of December 31, 2016, our consolidated indebtedness was $1.4 billion, our consolidated total debt to gross book value of real estate assets and market value of SIR common shares ratio was 49.9% and we had $590 million available for borrowing under our $750 million revolving credit facility. Our revolving credit facility, our $300 million term loan and our $250 million term loan may be increased to up to $2.5 billion on a combined basis under certain circumstances. There are no limits in our organizational documents on the amount of debt we may incur, and we may incur substantial debt.
Our incurring excessive debt could limit our ability to obtain financing for working capital, capital expenditures, acquisitions, construction projects, refinancing, lease obligations or other purposes and jeopardize our ability to maintain investment grade ratings. These obligations may also increase our vulnerability to adverse economic, market and industry conditions, limit our flexibility in planning for, or reacting to, changes in our business, and place us at a disadvantage in relation to competitors that have lower debt levels. As a result, we are subject to numerous risks associated with debt financing, including the risk that our cash flow could be insufficient to meet required payments on our debt or to enable us to sustain our rate of distribution to our shareholders. In addition, amounts outstanding under our revolving credit facility and term loans require interest to be paid at variable interest rates. When interest rates increase, so will our interest costs, which could adversely affect our cash flow, our ability to pay principal and interest on our debt and our cost of refinancing our debt when it becomes due. For further information regarding our exposure to risks associated with market changes in interest rates, please see elsewhere in this Annual Report on Form 10-K, including Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk.” Additionally, if we choose to hedge our interest rate risk, we cannot be sure that the hedge will be effective or that any hedging counterparty will meet its obligations to us. Any or all of the above events and factors could have an adverse effect on our results of operations and financial condition.
If we default under any of our debt obligations, we may be in default under the agreements governing other debt obligations of ours which have cross default provisions, including the agreement governing our revolving credit facility and term loans, or our credit agreement, and our senior unsecured notes indenture and its supplements. In such case, our lenders may demand immediate payment of any outstanding indebtedness and we could be forced to liquidate our assets for less than the values we would receive in a more orderly process.
Our credit agreement and our senior unsecured notes indenture and its supplements contain terms limiting our ability to incur additional debt. These terms, or our failure or inability to meet them, could adversely affect our business and may prevent us from making distributions to our shareholders.
Our credit agreement includes various conditions to our borrowing, financial and other covenants, including covenants requiring us to maintain certain minimum debt service coverage and leverage ratios, and events of default. Our senior unsecured notes indenture and its supplements also impose customary restrictions on us, including requiring us to comply with certain debt to asset ratios and debt service coverage ratios if we want to incur additional debt and requiring us to maintain at least a specified ratio of total unencumbered assets to debt. We may not be able to satisfy all of these conditions or may default on some of these covenants for various reasons, including for reasons beyond our control. Complying with these covenants may limit our ability to take actions that may be beneficial to us and our shareholders.
If we default under our credit agreement, our lenders may demand immediate payment of any amounts outstanding and may elect not to fund future borrowings under our revolving credit facility or term loans. During the continuance of any event of default under our credit agreement, we may be limited or in some cases prohibited from making distributions to our shareholders. Any such default would likely have serious and adverse consequences to us and would likely cause the market price of our common shares to decline.
In the future, we may obtain additional debt financing, and the covenants and conditions which apply to any such additional indebtedness may be more restrictive than the covenants and conditions contained in our credit agreement or senior unsecured notes indenture and its supplements.
Amounts recoverable under our leases for increased operating costs may be less than the actual increased costs.
Under most of our leases, the tenant’s obligation to pay us adjusted rent for increased operating costs (e.g., the costs of cleaning services, supplies, materials, maintenance, trash removal, landscaping, snow removal, water, sewer charges, heating, electricity and certain administrative expenses) is increased annually based on a cost of living index rather than the actual amount of our costs. Accordingly, the amount of any rent adjustment may not fully offset any increased costs we may incur in providing these services, including any increased costs which result from climate change laws designed to reduce carbon emissions or otherwise.
Increasing interest rates may adversely affect us.
Since the most recent U.S. economic recession, the U.S. Federal Reserve has taken actions that have resulted in low interest rates for a long period of time. In December 2016, the U.S. Federal Reserve raised its benchmark interest rate by a quarter of a percentage point, and market interest rates rose after the recent U.S. presidential election in anticipation of possible increased government spending and inflation. Market interest rates may continue to increase, and increases may materially and negatively affect us in several ways, including:

•
Investors may consider whether to buy or sell our common shares based upon the distribution rate on our common shares relative to prevailing market interest rates. If market interest rates go up, investors may expect a higher distribution rate than we are able to pay or may sell our common shares and seek alternate investments with a higher distribution rate. Sales of our common shares may cause a decline in the market price of our common shares.

•
Amounts outstanding under our revolving credit facility and term loans require interest to be paid at variable interest rates. When interest rates increase, our interest costs will increase, which could adversely affect our cash flow, our ability to pay principal and interest on our debt, our cost of refinancing our debt when it becomes due and our ability to make or sustain the rate of distributions to our shareholders. Additionally, if we choose to hedge our interest rate risk, we cannot be sure that the hedge will be effective or that our hedging counterparty will meet its obligations to us.

•
Property values are often determined, in part, based upon a capitalization of rental income formula. When market interest rates increase, property investors often demand higher capitalization rates and that causes property values to decline. Increases in interest rates could lower the value of our properties and cause the market price of our common shares to decline.

Ownership of real estate is subject to environmental and climate change risks.
Ownership of real estate is subject to risks associated with environmental hazards. We may be liable for environmental hazards at, or migrating from, our properties, including those created by prior owners or occupants, existing tenants, abutters or other persons. The U.S. Government is not required to indemnify us for environmental hazards they create at our properties. As a result, the U.S. Government could hold us liable for environmental hazards they create at our properties and we could have no recourse to them. Various federal and state laws impose liabilities upon property owners, including us, for environmental damages arising at, or migrating from, owned properties, and we cannot be sure that we will not be held liable for the costs of environmental investigation and clean up at, or near, our properties. As an owner or previous owner of properties, we also may be liable to pay damages to government agencies or third parties for costs and damages they incur arising from environmental hazards at, or migrating from, our properties. The costs and damages that may arise from environmental hazards are often difficult to project and may be substantial.
We believe some of our properties may contain asbestos. We believe any asbestos on our properties is contained in accordance with applicable laws and regulations, and we have no current plans to remove it. If we removed the asbestos or demolished the affected properties, certain environmental regulations govern the manner in which the asbestos must be handled and removed, and we could incur substantial costs complying with such regulations.
Some observers believe severe weather activities in different parts of the country the last few years is evidence of global climate change. Such severe weather that may result from climate change may have an adverse effect on individual properties we own. Further, the political debate about climate change has resulted in various treaties, laws and regulations that are intended to limit carbon emissions. These or future laws may cause costs at our properties to increase. Laws enacted to mitigate climate change may make some of our buildings obsolete or require us to make material investments in our properties which could materially and adversely affect our financial condition and results of operations. For more information regarding climate change matters and their possible adverse impact on us, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Impact of Climate Change” in Part II, Item 7 of this Annual Report on Form 10-K.
Real estate ownership creates risks and liabilities.
In addition to the risks related to environmental hazards and climate change, our business is subject to other risks associated with real estate ownership, including:

•	the illiquid nature of real estate markets, which limits our ability to sell our assets rapidly to respond to changing market conditions;

•	the subjectivity of real estate valuations and changes in such valuations over time;

•	costs that may be incurred relating to property maintenance and repair, and the need to make expenditures due to changes in government regulations; and

•	litigation incidental to our business.
RMR LLC relies on information technology networks and related systems, and any material failure, inadequacy, interruption or security failure of those networks and systems could materially and adversely affect us.
RMR LLC’s information technology networks and related systems are essential to its ability to perform our day to day operations (including managing our building systems). As a result, we face risks associated with security breaches, whether through cyber attacks or cyber intrusions over the Internet, malware, computer viruses, attachments to emails, persons who access our systems from inside or outside the RMR LLC organization and other significant disruptions of RMR LLC’s information technology networks and related systems. A security breach or other significant disruption involving RMR LLC’s information technology networks and related systems could disrupt our operations; result in the unauthorized access to, and the destruction, loss, theft, misappropriation or release of, proprietary, personally identifiable, confidential, sensitive or otherwise valuable information, which others could use to compete against us or which could expose us to damage claims by third parties for disruptive, destructive or otherwise harmful purposes and outcomes; require significant management attention and resources to remedy any damages that result; subject us to claims for breach of contract, damages, credits, penalties or termination of leases or other agreements; or damage our business relationships or reputation generally. Any or all of the foregoing could materially and adversely affect us.

Although RMR LLC takes various actions to maintain the security and integrity of its information technology networks and related systems, and has implemented various measures to manage the risk of a security breach or disruption, we cannot be sure that RMR LLC’s security efforts and measures will be effective or that any attempted security breaches or disruptions would not be successful or damaging. Even the most well protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases are designed to not be detected and, in fact, may not be detected. Accordingly, RMR LLC may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures. It is therefore not possible for this risk to be entirely mitigated.
The U.S. Government policies regarding interest rates and international trade may cause a recession.
The U.S. Federal Reserve policy regarding the timing and amount of future increases in interest rates, the risk of changing U.S. and other countries’ trade policies and the risk that declining foreign economic conditions and markets may hinder the growth of the U.S. economy. It is unclear whether the U.S. economy will be able to withstand these market challenges and global uncertainty and achieve meaningful and sustained growth. Economic weakness in the U.S. economy generally or a new U.S. recession would likely adversely affect our financial condition and that of our tenants, could impact the ability of our tenants to renew our leases or pay rent to us, and may cause the value of our properties to decline.
Insurance on our properties may not adequately cover all losses, and uninsured losses could materially and adversely affect us.
We are generally responsible for the costs of insurance coverage for our properties, including for casualty, liability, fire and extended coverage. Insurance proceeds may not be adequate to restore an affected property to its condition prior to a loss or to compensate us for our losses, including the loss of future revenues from an affected property, and we could be materially and adversely affected.
We may incur significant costs complying with the Americans with Disabilities Act and similar laws.
Under the Americans with Disabilities Act and certain similar state statutes, places of public accommodation and many commercial properties must meet specified requirements related to access and use by disabled persons. We may be required to make substantial capital expenditures at our properties to comply with these laws. In addition, non-compliance could result in the imposition of fines or an award of damages to private litigants. These expenditures may have an adverse impact on our financial results and the market price of our common shares.
Changes in lease accounting standards may materially and adversely affect us.
The Financial Accounting Standards Board, or FASB, has adopted new accounting rules, to be effective for fiscal years ending after December 2018, which will require companies to capitalize all leases on their balance sheets by recognizing a lessee’s rights and obligations. When the final rules are effective, many companies that account for certain leases on an “off balance sheet” basis will be required to account for such leases “on balance sheet.” This change will remove many of the differences in the way companies account for owned property and leased property, and could have a material effect on various aspects of our tenants’ businesses, including the appearance of their credit quality and other factors they consider in deciding whether to own or lease properties. When the rules are effective, or as the effective date approaches, the rules could cause companies that lease properties to prefer shorter lease terms, in an effort to reduce the leasing liability required to be recorded on their balance sheets; however, we do not expect this rule will affect the behavior of our government tenants. The new rules may also make lease renewal options less attractive because under certain circumstances, the rules will require a tenant to assume that a renewal right will be exercised and accrue a liability relating to the longer lease term.
Our business could be adversely impacted if there are deficiencies in our disclosure controls and procedures or our internal control over financial reporting.
The design and effectiveness of our disclosure controls and procedures and our internal control over financial reporting may not prevent all errors, misstatements or misrepresentations. While management will continue to review the effectiveness of our disclosure controls and procedures and our internal control over financial reporting, there can be no guarantee that our disclosure controls and internal control over financial reporting will be effective in accomplishing all control objectives all of the time. Deficiencies, including any material weaknesses, in our disclosure controls or internal control over financial reporting could result in misstatements of our results of operations or our financial statements or could otherwise materially and adversely affect our business, reputation, results of operations, financial condition or liquidity.

Risks Related to Our Relationships with RMR Inc., RMR LLC and SIR
We may not realize the expected benefits of our acquisition of an interest in RMR Inc.
On June 5, 2015, we participated in a transaction with RMR Inc., RMR LLC, ABP Trust, SIR and two other REITs to which RMR LLC provides management services in which, among other things, we acquired 1,541,201 shares of RMR Inc.’s class A common stock, ABP Trust acquired 700,000 of our common shares and we amended our management agreements with RMR LLC and extended them for continuing 20 year terms, or the Up-C Transaction. In December 2015, we distributed 768,032 of the shares of RMR Inc.’s class A common stock that we received in the Up-C Transaction pro rata to our shareholders. SIR also distributed shares of RMR Inc.’s class A common stock pro rata to its shareholders from which we received 441,056 shares of RMR Inc.’s class A common stock as a shareholder of SIR. We believe the Up-C Transaction provided several benefits to us, including an attractive investment in the equity securities of RMR Inc., the further alignment of the interests of RMR LLC, Adam Portnoy and Barry Portnoy with our interests and greater transparency for us and our shareholders into the compensation practices and financial and operating results of RMR LLC. However, our investment in RMR Inc. is subject to various risks, including the highly competitive nature of RMR LLC’s business and the limited public market for RMR Inc.’s securities, among others, which may result in us losing some or all of our investment in RMR Inc. or otherwise not realizing the benefits we expect from the Up-C Transaction. For further information on the Up-C Transaction, see Note 7 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
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
Each of our executive officers is also an officer of RMR LLC, our President and Chief Operating Officer, David Blackman, is the president and chief operating officer of SIR and our Chief Financial Officer and Treasurer, Mark Kleifges, is the chief financial officer and treasurer of HPT. Because our executive officers have duties to RMR LLC, and David Blackman and Mark Kleifges have duties to SIR and HPT, respectively, as well as to our company, we do not have their undivided attention. They face conflicts in allocating their time and resources between our company and RMR LLC and other companies to which it provides services.
Our management structure and agreements and relationships with RMR LLC and RMR LLC’s and its controlling shareholders’ relationships with others may create conflicts of interest, or the appearance of such conflicts, and may restrict our investment activities.
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
RMR LLC also acts as the manager for three other Nasdaq listed REITs: HPT, which owns hotels and travel centers; SNH, which primarily owns healthcare, senior living properties and medical office buildings; and SIR, which primarily owns and invests in net leased, single tenant properties. RMR LLC also provides services to other publicly and privately owned companies, including FVE, which operates senior living communities; TA, which operates and franchises travel centers, convenience stores and restaurants; and Sonesta, which operates, manages and franchises hotels, resorts and cruise ships. These multiple responsibilities and relationships could create competition for the time and efforts of RMR LLC, Adam Portnoy and Barry Portnoy and may give rise to conflicts of interest, or the appearance of such conflicts of interest.
As a result of these relationships, our management agreements were not negotiated on an arm’s length basis between unrelated parties, and therefore the terms, including the fees payable to RMR LLC, may not be as favorable to us as they would have been if they were negotiated on an arm’s length basis between unrelated parties. Our property management fees are calculated based on rents we receive and construction supervision fees for construction at our properties overseen and managed by RMR LLC, and our base business management fee is calculated based upon the lower of the historical costs of our real estate investments and our market capitalization. These fee arrangements could incentivize RMR LLC to pursue acquisitions, capital transactions, tenancies and construction projects or to avoid disposing of our assets in order to increase or maintain its management fees. If we do not effectively manage our investment, disposition and capital transactions and leasing, construction and other property management activities, we may pay increased management fees without proportional benefits to us.
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
Adam Portnoy is a managing director, president, chief executive officer and controlling shareholder (through ABP Trust) of RMR Inc. and an officer of RMR LLC, and Barry Portnoy is a managing director, officer and controlling shareholder (through ABP Trust) of RMR Inc. and an officer of RMR LLC. Adam Portnoy and Barry Portnoy (through ABP Trust) also own class A membership units of RMR LLC. All of the members of our Board of Trustees, including our Independent Trustees, are members of one or more boards of trustees or directors of other companies to which RMR LLC provides management services. Our executive officers are also officers of RMR LLC, our President and Chief Operating Officer, David Blackman, also serves as president and chief operating officer of SIR, and our Chief Financial Officer and Treasurer, Mark Kleifges, also serves as chief financial officer and treasurer of HPT. In addition to their investments in RMR Inc. and RMR LLC, our Managing Trustees hold equity investments in other companies to which RMR LLC provides management services and some of these companies have significant cross ownership interests, including, for example: our Managing Trustees own, directly or indirectly, in aggregate 36.7% of FVE’s outstanding common stock, 2.5% of our common shares, 1.4% of HPT’s outstanding common shares, 1.3% of SNH’s outstanding common shares and 1.9% of SIR’s outstanding common shares; we own 27.9% of SIR’s outstanding common shares; HPT owns 8.7% of TA’s outstanding common shares; and SNH owns 8.5% of FVE’s outstanding common stock. Our executive officers may also own equity investments in other companies to which RMR LLC provides management services. Such equity ownership or positions could create, or appear to create, conflicts of interest with respect to matters involving us, the other companies to which RMR LLC provides management services and their related parties. Conflicts of interest or the appearance of conflicts of interest could have a material adverse impact on our reputation, business and the market price of our common shares and other securities and we may be subject to increased risk of litigation as a result.
The Up-C Transaction and the agreements entered into as part of the Up-C Transaction are among related persons, which increases the risk of allegations of conflicts of interest, and such allegations may impair our ability to realize the benefits we expect from the Up-C Transaction.
Because of the various relationships among us, RMR Inc., RMR LLC and the other REITs to which RMR LLC provides management services, the Up-C Transaction and the agreements entered into as part of the Up-C Transaction, including the amendment and extension of our management agreements for continuing 20 year terms, are among related persons. The Up-C Transaction and the terms thereof were negotiated and reviewed by a Joint Special Committee comprised solely of our Independent Trustees and the independent trustees of the other REITs to which RMR LLC provides management services, or the Joint Special Committee, and were separately approved and adopted by our Independent Trustee who did not serve as an independent trustee of any of the other REITs, by a Special Committee of our Board of Trustees, comprised solely of our Independent Trustees, or our Special Committee, and by our Board of Trustees. Morgan Stanley & Co. LLC acted as financial advisor to the Joint Special Committee and Reynolds Advisory Partners, LLC acted as financial advisor to our Special Committee. Nonetheless, because of these various relationships, the Up-C Transaction was not negotiated on an arm’s length basis among unrelated third parties, and therefore may not be on terms as favorable to us or the other REITs to which RMR LLC provides management services as it would have been if it was negotiated on an arm’s length basis among unrelated parties. As a result of these relationships, we may be subject to increased risk that our shareholders or the shareholders of the other REITs to which RMR LLC provides management services may challenge the Up-C Transaction and the agreements entered into as part of the Up-C Transaction. Any such challenge could result in substantial costs and a diversion our management’s attention, could have a material adverse effect on our reputation, business and growth and could adversely affect our ability to realize the benefits we expect from the Up-C Transaction, whether or not the allegations have merit or are substantiated.

The termination of our management agreements may require us to pay a substantial termination fee, including in the case of a termination for unsatisfactory performance, which may limit our ability to end our relationship with RMR LLC.
The terms of our management agreements with RMR LLC automatically extend on December 31st of each year so that such terms thereafter end on the 20th anniversary of the date of the extension. We have the right to terminate these agreements: (1) at any time on 60 days’ written notice for convenience, (2) immediately upon written notice for cause, as defined in the agreements, (3) on written notice given within 60 days after the end of any applicable calendar year for a performance reason, as defined in the agreements, and (4) by written notice during the 12 months following a manager change of control, as defined in the agreements. However, if we terminate a management agreement for convenience, or if RMR LLC terminates a management agreement with us for good reason, as defined in such agreement, we are obligated to pay RMR LLC a termination fee in an amount equal to the sum of the present values of the monthly future fees, as defined in the agreement, payable to RMR LLC for the then remaining term, which depending on the time of termination would be between 19 and 20 years. Additionally, if we terminate a management agreement for a performance reason, as defined in the agreement, we are obligated to pay RMR LLC the termination fee calculated as described above, but assuming a remaining term of 10 years. These provisions substantially increase the cost to us of terminating the management agreements without cause, which may limit our ability to end our relationship with RMR LLC as our manager. The payment of the termination fee could have a material adverse effect on our financial condition, including our ability to pay dividends to our shareholders.
Our management arrangements with RMR LLC may discourage our change of control.
Our management agreements with RMR LLC have continuing 20 year terms that renew annually. As noted in the preceding risk factor, if we terminate either of these management agreements other than for cause or upon a change of control of our manager, we are obligated to pay RMR LLC a substantial termination fee. For these reasons, our management agreements with RMR LLC may discourage a change of control of us, including a change of control which might result in payment of a premium for our common shares.
We may be at an increased risk for dissident shareholder activities due to perceived conflicts of interest arising from our management structure.
In the past, in particular following periods of volatility in the overall market or declines in the market price of a company’s securities, shareholder litigation, dissident shareholder trustee nominations and dissident shareholder proposals have often been instituted against companies alleging conflicts of interest in business dealings with affiliated and related persons and entities. Our relationships with RMR Inc., RMR LLC, SIR, AIC, the other businesses and entities to which RMR LLC provides management services, Adam Portnoy and Barry Portnoy and other related persons of RMR LLC may precipitate such activities. Certain proxy advisory firms which have significant influence over the voting by shareholders of public companies have, in the past, recommended, and in the future may recommend, that shareholders withhold votes for the election of our incumbent Trustees and vote against our say on pay vote or other management proposals. These recommendations may affect the outcome of our Board elections and impact our governance, which may increase shareholder activism and litigation. These activities, if instituted against us, could result in substantial costs, and a diversion of our management’s attention, and could have a material adverse impact on our reputation and business.
We may experience losses from our business dealings with AIC.
We, ABP Trust, SIR and four other companies to which RMR LLC provides management services each own 14.3% of AIC, and we have invested $6.0 million in AIC. We and those other AIC shareholders participate in a combined property insurance program designed and reinsured in part by AIC and we periodically consider the possibilities for expanding our relationship with AIC to other types of insurance. Our principal reason for investing in AIC and for purchasing insurance in these programs is to seek to improve our financial results by obtaining improved insurance coverages at lower costs than may be otherwise available to us or by participating in any profits which we may realize as an owner of AIC. While we believe we have in the past benefitted from these arrangements, these beneficial financial results may not occur in the future, and we may need to invest additional capital in order to continue to pursue these results. AIC’s business involves the risks typical of an insurance business, including the risk that it may not operate profitably.  Accordingly, financial benefits from our business dealings with AIC may not be achieved in the future, and we may experience losses from these dealings.

Risks Related to Our Ownership Interest in SIR
The market price of our ownership in SIR may decline.
We own 24,918,421 SIR common shares. As of December 31, 2016, the carrying value of our SIR common shares was $487.7 million, and the market price of those common shares was $627.9 million based on the closing price of SIR’s common shares on Nasdaq on that day. We have no ability to control the market price of SIR’s common shares. If it appears that the market price of our SIR common shares is persistently below the carrying value of our SIR common shares, we may be required to record an impairment charge with regard to our ownership of the SIR common shares, and the amount of this charge may be material.
We may be unable to realize the market price or the carrying value of our SIR common shares at the time of sale.
As of the date of this Annual Report on Form 10-K, we own 27.9% of SIR’s total outstanding common shares. Because we own such a large number of SIR common shares which represents such a large percentage of SIR’s outstanding common shares, any effort we make to sell our SIR common shares may depress the market price of SIR’s common shares and we may be unable to realize an otherwise market price for our SIR common shares. Speculation by the press, stock analysts, our shareholders or others regarding our intention with respect to our investment in SIR could adversely affect the market price of SIR’s common shares. Also, we may be unable to sell our SIR common shares for an amount equal to the carrying value of our SIR common shares because of the significance of our SIR holdings, reduced market price of SIR common shares or otherwise; we may realize a loss on our investment in SIR common shares.
Although we own a large percentage of SIR’s outstanding common shares, we do not control SIR’s day to day activities, some of which may adversely impact us.
Although we own a large percentage of SIR’s outstanding common shares and may have significant influence over SIR’s board of trustees and the outcome of shareholder actions, we do not control SIR’s day to day activities. Certain activities by SIR could adversely impact us or the market price of our investment in SIR. For example:

•	SIR may incur substantial amounts of indebtedness, which may adversely impact the market price of SIR’s common shares, including our SIR common shares;

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

•
SIR may issue additional common shares at a per share price below the per share carrying value of our SIR common shares, which may require us to reduce our cost basis for our SIR common shares and recognize losses on our SIR investment;

•
SIR may incur losses because it is unable to maintain the occupancy or rents it now receives from its properties or because of increased operating expenses or otherwise, and any such losses may reduce the market price of our SIR common shares;

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
Our declaration of trust prohibits any shareholder other than RMR LLC and its affiliates (as defined under Maryland law) and certain persons who have been exempted by our Board of Trustees from owning, directly and by attribution, more than 9.8% of the number or value of shares (whichever is more restrictive) of any class or series of our outstanding shares of beneficial interest, including our common shares. This provision of our declaration of trust is intended to, among other purposes, assist with our REIT compliance under the IRC and otherwise promote our orderly governance. However, this provision may also inhibit acquisitions of a significant stake in us and may deter, delay or prevent a change in control of us or unsolicited acquisition proposals that a shareholder may consider favorable. Additionally, provisions contained in our declaration of trust and bylaws or under Maryland law may have a similar impact, including, for example, provisions relating to:

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

•
required qualifications for an individual to serve as a Trustee and a requirement that certain of our Trustees be “Managing Trustees” and other Trustees be “Independent Trustees”, as defined in our governing documents;

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
Our ownership interest in AIC may prevent shareholders from accumulating a large share stake in us, from nominating or serving as Trustees, or from taking actions to otherwise control our business.
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
Our declaration of trust authorizes us, and our bylaws and indemnification agreements require us, to indemnify any present or former Trustee or officer, to the maximum extent permitted by Maryland law, who is made or threatened to be made a party to a proceeding by reason of his or her service in those and certain other capacities. In addition, we may be obligated to pay or reimburse the expenses incurred by our present and former Trustees and officers without requiring a preliminary determination of their ultimate entitlement to indemnification. As a result, we and our shareholders may have more limited rights against our present and former Trustees and officers than might otherwise exist absent the provisions in our declaration of trust, bylaws and indemnification agreements or that might exist with other companies, which could limit our shareholders' recourse in the event of actions not in their best interest.
Disputes with RMR LLC and shareholder litigation against us or our Trustees and officers may be referred to binding arbitration proceedings.
Our contracts with RMR LLC provide that any dispute arising under those contracts may be referred to binding arbitration proceedings. Similarly, our bylaws provide that certain actions by our shareholders against us or against our Trustees and officers, other than disputes, or any portion thereof, regarding the meaning, interpretation or validity of any provision of our declaration of trust or bylaws, may be referred to binding arbitration proceedings. As a result, we and our shareholders would not be able to pursue litigation in courts against RMR LLC or our Trustees and officers for disputes referred to arbitration in accordance with our bylaws. In addition, the ability to collect attorneys’ fees or other damages may be limited in the arbitration proceedings, which may discourage attorneys from agreeing to represent parties wishing to commence such a proceeding.
Our bylaws designate the Circuit Court for Baltimore City, Maryland as the sole and exclusive forum for certain actions and proceedings that may be initiated by our shareholders, which could limit our shareholders’ ability to obtain a favorable judicial forum for disputes with us or our Trustees, officers, manager, agents or employees.
Our bylaws currently provide that, unless the dispute has been referred to binding arbitration, the Circuit Court for Baltimore City, Maryland will be the sole and exclusive forum for: (1) any derivative action or proceeding brought on our behalf; (2) any action asserting a claim for breach of a duty owed by any Trustee, officer, manager, agent or employee of ours to us or our shareholders; (3) any action asserting a claim against us or any Trustee, officer, manager, agent or employee of ours arising pursuant to Maryland law, our declaration of trust or bylaws brought by or on behalf of a shareholder; or (4) any action asserting a claim against us or any Trustee, officer, manager, agent or employee of ours that is governed by the internal affairs doctrine. Our bylaws currently also provide that the Circuit Court for Baltimore City, Maryland will be the sole and exclusive forum for any dispute, or portion thereof, regarding the meaning, interpretation or validity of any provision of our declaration of trust or bylaws. Any person or entity purchasing or otherwise acquiring or holding any interest in our shares of beneficial interest shall be deemed to have notice of and to have consented to these provisions of our bylaws, as they may be amended from time to time. These choice of forum provisions may limit a shareholder’s ability to bring a claim in a judicial forum that the shareholder believes is favorable for disputes with us or our Trustees, officers, manager, agents or employees, which may discourage lawsuits against us and our Trustees, officers, manager or agents.
We may change our operational, financing and investment policies without shareholder approval and we may become more highly leveraged, which may increase our risk of default under our debt obligations.
Our Board of Trustees determines our operational, financing and investment policies and may amend or revise our policies, including our policies with respect to our intention to qualify for taxation as a REIT, acquisitions, dispositions, growth, operations, indebtedness, capitalization and distributions, or approve transactions that deviate from these policies, without a vote of, or notice to, our shareholders. Policy changes could adversely affect the market price of our common shares and our ability to make distributions to our shareholders. Further, our organizational documents do not limit the amount or percentage of indebtedness, funded or otherwise, that we may incur. Our Board of Trustees may alter or eliminate our current policy on borrowing at any time without shareholder approval. If this policy changes, we could become more highly leveraged, which could result in an increase in our debt service costs. Higher leverage also increases the risk of default on our obligations. In addition, a change in our investment policies, including the manner in which we allocate our resources across our portfolio or the types of assets in which we seek to invest, may increase our exposure to interest rate risk, real estate market fluctuations and liquidity risk.

Risks Related to Our Taxation
The loss of our status as a REIT for U.S. federal income tax purposes could have significant adverse consequences.
As a REIT, we generally do not pay federal or state income taxes. However, actual qualification for taxation as a REIT under the IRC depends on our satisfying complex statutory requirements, for which there are only limited judicial and administrative interpretations. We believe that we have been organized and have operated, and will continue to be organized and to operate, in a manner that qualified and will continue to qualify us to be taxed as a REIT under the IRC. However, we cannot be certain that, upon review or audit, the IRS will agree with this conclusion. Furthermore, there is no guarantee that the federal government will continue to afford favorable income tax treatment to REITs and their shareholders.
Maintaining our qualification for taxation as a REIT will require us to continue to satisfy tests concerning, among other things, the nature of our assets, the sources of our income and the amounts we distribute to our shareholders. In order to meet these requirements, it may be necessary for us to sell or forgo attractive investments.
If we cease to qualify for taxation as a REIT, then our ability to raise capital might be adversely affected, we will be in breach under our credit agreement, we may be subject to material amounts of federal and state income taxes and the value of our shares likely would decline. In addition, if we lose or revoke our qualification for taxation as a REIT for a taxable year, we will generally be prevented from requalifying for taxation as a REIT for the next four taxable years.
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
Even if we qualify and remain qualified for taxation as a REIT, we may be subject to federal, state and local taxes on our income and assets, including taxes on any undistributed income, excise taxes, state or local income, property and transfer taxes, and other taxes. See “Business—Material United States Federal Income Tax Considerations-Taxation as a REIT.” Also, some state jurisdictions may in the future limit or eliminate certain favorable deductions, including the dividends paid deduction, which could increase our income tax expense. In addition, in order to meet the requirements for qualification and taxation as a REIT, prevent the recognition of particular types of non-cash income, or avert the imposition of a 100% tax that applies to specified gains derived by a REIT from dealer property or inventory, we may hold some of our assets and operations through our TRSs or other subsidiary corporations that will be subject to corporate level income tax at regular rates. Any of these taxes would decrease cash available for distribution to our shareholders.

Risks Related to our Securities
Our distributions to our shareholders may decline.
We intend to continue to make regular quarterly distributions to our shareholders. However:

•	our ability to make or sustain the rate of our distributions will be adversely affected if any of the risks described herein, or other significant events, occur;

•	our making of distributions is subject to compliance with restrictions contained in our credit agreement and may be subject to restrictions in future debt obligations we may incur; and

•
any distributions will be made at the discretion of our Board of Trustees and will depend upon various factors that our Board of Trustees deems relevant, including our results of operations, our financial condition, debt and equity capital available to us, our expectation of our future capital requirements, our funds from operations, or FFO, our normalized funds from operations, or Normalized FFO, restrictive covenants in our financial or other contractual arrangements (including those contained in our credit agreement), tax law requirements to maintain our qualification for taxation as a REIT, restrictions under Maryland law and our expected needs and availability of cash to pay our obligations.

For these reasons, among others, our distribution rate may decline or we may cease making distributions. Also, our distributions may include a return of capital.
Changes in market conditions could adversely affect the market price of our common shares.
As with other publicly traded equity securities and REIT securities, the market price of our common shares depends on various market conditions that may change from time to time, including:

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
We believe that one of the factors that investors consider important in deciding whether to buy or sell equity securities of a REIT is the distribution rate, considered as a percentage of the price of the equity securities, relative to market interest rates. Interest rates have been at historically low levels for an extended period of time. There is a general market perception that REIT shares outperform in low interest rate environments and underperform in rising interest rate environments when compared to the broader market. In December 2016, the U.S. Federal Reserve raised its benchmark interest rate by a quarter of a percentage point. Market interest rates may continue to increase in the near to intermediate term. If market interest rates continue to increase, or if there is market expectation of such increases, prospective purchasers of REIT equity securities may want to achieve a higher distribution rate. Thus, higher market interest rates, or the expectation of higher interest rates, could cause the market price of our common shares to decline.

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
We are the sole obligor on our outstanding senior unsecured notes, and our outstanding senior unsecured notes and any notes or other debt securities we may issue in the future, or, together with our outstanding senior unsecured notes, the Notes, and such Notes are not, and any Notes we may issue in the future may not be guaranteed by any of our subsidiaries. Our subsidiaries are separate and distinct legal entities and have no obligation, contingent or otherwise, to pay any amounts due on the Notes, or to make any funds available therefor, whether by dividend, distribution, loan or other payments. The rights of holders of Notes to benefit from any of the assets of our subsidiaries are subject to the prior satisfaction of claims of our subsidiaries’ creditors and any preferred equity holders. As a result, the Notes are, and, except to the extent that future Notes are guaranteed by our subsidiaries, will be, structurally subordinated to all of the debt and other liabilities and obligations of our subsidiaries, including guarantees of other indebtedness of ours, payment obligations under lease agreements, trade payables and preferred equity. As of December 31, 2016, our subsidiaries had total indebtedness and other liabilities (excluding security and other deposits and guaranties) of $54.7 million.
The Notes are unsecured and effectively subordinated to all of our existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness.
The outstanding Notes are not secured and any Notes we may issue in the future may not be secured. Upon any distribution to our creditors in a bankruptcy, liquidation, reorganization or similar proceeding relating to us or our property, the holders of our secured debt will be entitled to exercise the remedies available to a secured lender under applicable law and pursuant to the instruments governing such debt and to be paid in full from the assets securing that secured debt before any payment may be made with respect to Notes that are not secured by those assets. In that event, because such Notes will not be secured by any of our assets, it is possible that there will be no assets from which claims of holders of such Notes can be satisfied or, if any assets remain, that the remaining assets will be insufficient to satisfy those claims in full. If the value of such remaining assets is less than the aggregate outstanding principal amount of such Notes and accrued interest and all future debt ranking equally with such Notes, we will be unable to fully satisfy our obligations under such Notes. In addition, if we fail to meet our payment or other obligations under our secured debt, the holders of that secured debt would be entitled to foreclose on our assets securing that secured debt and liquidate those assets. Accordingly, we may not have sufficient funds to pay amounts due on such Notes. As a result, noteholders may lose a portion of or the entire value of their investment in such Notes. Further, the terms of the outstanding Notes permit, and the terms of any Notes we may issue in the future may permit us to incur additional secured indebtedness subject to compliance with certain debt ratios. The Notes that are not secured will be effectively subordinated to any such additional secured indebtedness. As of December 31, 2016, we had $27.8 million in secured mortgage debt.
There may be no public market for certain of the Notes, and one may not develop, be maintained or be liquid.
We have not applied for listing of certain of the Notes on any securities exchange or for quotation on any automatic dealer quotation system, and we may not do so for Notes issued in the future. We can give no assurances concerning the liquidity of any market that may develop for such Notes, the ability of any holder to sell such Notes or the price at which holders would be able to sell such Notes. If a market for such Notes does not develop, holders may be unable to resell such Notes for an extended period of time, if at all. If a market for such Notes does develop, it may not continue or it may not be sufficiently liquid to allow holders to resell such Notes. Consequently, holders of such Notes may not be able to liquidate their investment readily, and lenders may not readily accept such Notes as collateral for loans.
The Notes may trade at a discount from their initial issue price or principal amount, depending upon many factors, including prevailing interest rates, the ratings assigned by rating agencies, the market for similar securities and other factors, including general economic conditions and our financial condition, performance and prospects. Any decline in market prices, regardless of cause, may adversely affect the liquidity and trading markets for the Notes.

A downgrade in credit ratings could materially adversely affect the market price of the Notes and may increase our cost of capital.
The outstanding Notes are rated by two rating agencies and any Notes we may issue in the future may be rated by one or more rating agencies. These credit ratings are continually reviewed by rating agencies and may change at any time based upon, among other things, our results of operations and financial condition. Negative changes in the ratings assigned to our debt securities could have an adverse effect on the market price of the Notes and our costs and availability of capital, which could in turn have a material adverse effect on our results of operations and our ability to satisfy our debt service obligations.
Redemption may adversely affect noteholders’ return on the Notes.
We have the right to redeem some or all of the outstanding Notes prior to maturity and may have such a right with respect to any Notes we issue in the future. We may redeem such Notes at times when prevailing interest rates may be relatively low compared to the interest rate of such Notes. Accordingly, noteholders may not be able to reinvest the redemption proceeds in a comparable security at an effective interest rate as high as that of the Notes.
Item 1B.  Unresolved Staff Comments

None.

 Item 2.  Properties
General. As of December 31, 2016, we owned 73 properties (95 buildings), excluding one property (one building) classified as discontinued operations. Our properties are located in 31 states and the District of Columbia and contain approximately 11.4 million rentable square feet. As of December 31, 2016, 46 of those properties (60 buildings), with approximately 7.2 million rentable square feet, were majority leased to the U.S. Government, 20 of those properties (26 buildings), with approximately 3.0 million rentable square feet, were majority leased to 13 state governments, two of those properties (two building), with 377,104 rentable square feet were majority leased to other government tenants, one of those properties (three buildings), with 409,478 rentable square feet, was majority leased to government contractor tenants, two of those properties (two buildings), with 319,344 rentable square feet, were majority leased to other non-government tenants and two properties (two buildings), with 109,595 rentable square feet, were available for lease.

The following table provides certain information about our properties, excluding one property (one building) classified as discontinued operations, as of December 31, 2016 (dollars in thousands):

Property Location	Number of Properties	Number of Buildings	Undepreciated Carrying Value (1)	Depreciated Carrying Value (1)	Annualized Rental Income (2)
Alabama	2	2	$23,052	$20,927	$2,952
Arizona	2	2	21,834	19,475	2,335
California	11	11	296,317	245,728	39,239
Colorado	3	5	68,836	50,747	10,628
District of Columbia	2	2	142,244	105,634	26,422
Florida	2	2	48,817	42,530	6,802
Georgia	5	9	146,917	123,892	23,635
Idaho	1	3	33,209	29,957	4,681
Illinois	1	1	15,536	12,945	2,120
Indiana	1	3	75,944	66,324	9,905
Kansas	1	1	13,680	11,689	3,029
Kentucky	1	1	13,438	12,264	2,539
Maryland	7	8	167,330	131,475	19,553
Massachusetts	4	4	83,009	71,651	13,571
Michigan	1	1	18,655	15,654	2,714
Minnesota	2	2	39,892	32,504	3,906
Mississippi	1	1	25,946	23,126	3,792
Missouri	2	2	25,639	20,683	4,016
New Hampshire	1	1	17,491	14,849	2,310
New Jersey	1	1	45,067	39,149	5,923
New Mexico	1	1	2,418	2,147	—
New York	4	4	168,994	145,945	20,870
Oregon	1	1	28,670	25,406	5,151
South Carolina	1	3	17,333	14,225	2,126
Tennessee	1	1	9,696	8,528	3,028
Texas	1	1	13,516	8,841	2,201
Vermont	1	1	9,236	7,797	1,114
Virginia	7	14	252,039	241,299	38,994
Washington	2	4	42,693	32,121	5,447
West Virginia	1	1	5,062	3,057	767
Wisconsin	1	1	5,587	4,942	795
Wyoming	1	1	10,663	6,445	1,791
Total	73	95	$1,888,760	$1,591,956	$272,356

(1)	Excludes value assigned to real estate intangibles in purchase price allocation.

(2)
Annualized rental income is defined as the annualized contractual base rents from our tenants pursuant to our lease agreements as of December 31, 2016, plus straight line rent adjustments and estimated recurring expense reimbursements to be paid to us, and excluding lease value amortization.

At December 31, 2016, three of our properties (three buildings) with an aggregate undepreciated carrying value of $56.3 million were encumbered by three mortgages totaling $27.8 million.

Item 3.  Legal Proceedings
From time to time, we may become involved in litigation matters incidental to the ordinary course of our business.  Although we are unable to predict with certainty the eventual outcome of any litigation, we are currently not a party to any litigation which we expect to have a material adverse effect on our business.
Item 4.  Mine Safety Disclosures
Not applicable.

PART II
Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common shares were traded on the New York Stock Exchange, or the NYSE (symbol: GOV) through June 30, 2016. Beginning on July 1, 2016, our common shares are traded on Nasdaq (symbol: GOV). The following table sets forth for the periods indicated the high and low sale prices for our common shares as reported by the NYSE or Nasdaq, as applicable.

	High	Low
2016
First Quarter	$17.90	$12.33
Second Quarter	23.07	17.59
Third Quarter	24.61	21.82
Fourth Quarter	22.67	17.66
2015
First Quarter	$23.80	$22.11
Second Quarter	23.15	18.40
Third Quarter	19.34	15.10
Fourth Quarter	17.97	15.35

The closing price of our common shares on Nasdaq on February 1, 2017, was $19.09 per common share.
As of February 1, 2017, there were 169 shareholders of record of our common shares.
Information about cash distributions declared on our common shares is summarized in the table below. Common share cash distributions are generally paid in the quarter following the quarter to which they relate.

	Cash Distributions Per Common Share
	2016	2015
First Quarter	$0.43	$0.43
Second Quarter	0.43	0.43
Third Quarter	0.43	0.43
Fourth Quarter	0.43	0.43
Total	$1.72	$1.72
We currently intend to continue to declare and pay common share distributions on a quarterly basis in cash. However, the timing, amount and form of future distributions are determined at the discretion of our Board of Trustees and will depend upon various factors that our Board of Trustees deems relevant, including our results of operations, our financial condition, debt and equity capital available to us, our expectation of our future capital requirements and operating performance, our FFO, our Normalized FFO, our receipt of distributions from SIR, restrictive covenants in our financial or other contractual arrangements (including those in our credit agreement and our senior unsecured notes indenture and its supplements), tax law requirements to maintain our qualification for taxation as a REIT, restrictions under Maryland law and our expected needs and availability of cash to pay our obligations. Therefore, we cannot assure you that we will continue to pay distributions in the future or that the amount of any distributions we do pay will not decrease.
In addition to the cash distributions paid to our common shareholders in 2015, on December 14, 2015, we distributed 768,032 shares, or 0.0108 of a share for each of our common shares, of RMR Inc. class A common stock we owned to our shareholders as a special distribution.  This distribution resulted in a taxable valuation of this in-kind distribution of $0.1284 for each of our common shares.

Item 6.  Selected Financial Data
The following table sets forth selected financial data for the periods and dates indicated. This data should be read in conjunction with, and is qualified in its entirety by reference to, Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and accompanying notes included in this Annual Report on Form 10-K.  Amounts are in thousands, except per share data.

	Year Ended December 31,
	2016	2015		2014	2013	2012
Income statement data:
Rental income	$258,180	$248,549		$251,031	$226,910	$203,700

Expenses:
Real estate taxes	30,703	29,906		28,389	25,710	22,485
Utility expenses	17,269	17,916		19,369	17,116	15,767
Other operating expenses	54,290	50,425		45,982	41,134	37,074
Depreciation and amortization	73,153	68,696		66,593	55,699	49,070
Loss on impairment of real estate	—	—		2,016	—	—
Acquisition related costs	1,191	811		1,344	2,439	1,614
General and administrative	14,897	14,826		15,809	12,710	11,924
Total expenses	191,503	182,580		179,502	154,808	137,934

Operating income	66,677	65,969		71,529	72,102	65,766
Dividend income	971	811		—	—	—
Interest income	158	14		69	37	29
Interest expense	(45,060)	(37,008)		(28,048)	(16,831)	(16,892)
Gain (loss) on early extinguishment of debt	104	34		(1,307)	—	—
Loss on distribution to common shareholders of The RMR Group Inc. common stock	—	(12,368)		—	—	—
Net gain (loss) on issuance of shares by Select Income REIT	86	(42,145)		(53)	—	—
Loss on impairment of Select Income REIT investment	—	(203,297)		—	—	—
Income (loss) from continuing operations before income taxes and equity
in earnings of investees	22,936	(227,990)		42,190	55,308	48,903
Income tax expense	(101)	(86)		(117)	(133)	(159)
Equity in earnings of investees	35,518	18,640		10,963	334	316
Income (loss) from continuing operations	58,353	(209,436)		53,036	55,509	49,060
Income (loss) from discontinued operations	(589)	(525)		3,498	(889)	900
Income (loss) before gain on sale of property	57,764	(209,961)		56,534	54,620	49,960
Gain on sale of property	79	—		—	—	—
Net income (loss)	$57,843	$(209,961)		$56,534	$54,620	$49,960

Weighted average shares outstanding (basic)	71,050	70,700		61,313	54,606	48,558
Weighted average shares outstanding (diluted)	71,071	70,700		61,399	54,685	48,644
Per common share data:
Income (loss) from continuing operations (basic)	$0.82	$(2.96)		$0.87	$1.02	$1.01
Income (loss) from continuing operations (diluted)	$0.82	$(2.96)		$0.86	$1.02	$1.01
Income (loss) from discontinued operations (basic and diluted)	$(0.01)	$(0.01)		$0.06	$(0.02)	$0.02
Net income (loss) (basic and diluted)	$0.81	$(2.97)		$0.92	$1.00	$1.03
Common distributions paid	$1.72	$1.72	(1)	$1.72	$1.72	$1.69

	As of December 31,
Balance sheet data:	2016	2015		2014	2013	2012
Total real estate investments, gross (2)	$1,888,760	$1,696,132		$1,682,480	$1,568,562	$1,467,863
Real estate investments, net (2)	1,591,956	1,440,253		1,462,689	1,380,927	1,311,202
Total assets	2,385,066	2,168,510		2,419,908	1,630,789	1,559,912
Debt, net	1,381,852	1,145,598		1,077,410	596,063	490,405
Shareholders' equity	935,004	956,651		1,297,449	989,675	1,027,451

(1)	Excludes a non-cash distribution of $0.1284 per share related to the distribution of shares of RMR Inc. class A common stock to our shareholders on December 14, 2015.

(2)	Excludes properties classified as assets held for sale or discontinued operations.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following information should be read in conjunction with our consolidated financial statements and accompanying notes included elsewhere in this Annual Report on Form 10-K.
OVERVIEW
We are a REIT organized under Maryland law. As of December 31, 2016, we owned 73 properties (95 buildings), excluding one property (one building) classified as discontinued operations.  Our properties are located in 31 states and the District of Columbia and contain approximately 11.4 million rentable square feet, of which 58.6% was leased to the U.S. Government, 21.9% was leased to 13 state governments, 2.6% was leased to three other government tenants, 3.5% was leased to government contractor tenants, 8.5% was leased to various other non-governmental organizations and 4.9% was available for lease as of December 31, 2016. The U.S. Government, 13 state governments and three other government tenants combined were responsible for 87.9% and 92.8% of our annualized rental income as of December 31, 2016 and 2015, respectively. The term annualized rental income as used in this section is defined as the annualized contractual base rents from our tenants pursuant to our lease agreements as of the measurement date, plus straight line rent adjustments and estimated recurring expense reimbursements to be paid to us, and excluding lease value amortization.
As of December 31, 2016, we also owned 24,918,421 common shares, or approximately 27.9% of the then outstanding common shares, of SIR. SIR is a REIT which primarily owns single tenant, net leased properties.  See Notes 7 and 12 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K for more information regarding our investment in SIR. We account for our investment in SIR under the equity method.

Property Operations
As of December 31, 2016, excluding one property (one building) classified as discontinued operations, 95.1% of our rentable square feet was leased, compared to 94.5% of our rentable square feet as of December 31, 2015.  Occupancy data for our properties as of December 31, 2016 and 2015 is as follows (square feet in thousands):

			Comparable
	All Properties (1)		Properties (2)
	December 31,		December 31,
	2016	2015	2016	2015
Total properties	73	71	70	70
Total buildings	95	91	90	90
Total square feet (3)	11,443	10,701	10,612	10,666
Percent leased (3)(4)	95.1%	94.5%	95.1%	94.8%

(1)	Based on properties we owned on December 31, 2016 and 2015, respectively, excluding one property (one building) classified as discontinued operations.

(2)
Based on properties we owned on December 31, 2016 and which we owned continuously since January 1, 2015, excluding one property (one building) classified as discontinued operations.  Our comparable properties increased from 67 properties (86 buildings) at December 31, 2015 as a result of our acquisition of four properties (five buildings) during the year ended December 31, 2014, offset by the sale of one property (one building) during the year ended December 31, 2016.

(3)	Subject to changes when space is re-measured or re-configured for tenants.

(4)
Percent leased includes (i) space being fitted out for tenant occupancy pursuant to our lease agreements, if any, and (ii) space which is leased, but is not occupied or is being offered for sublease by tenants, if any, as of the measurement date.

The average annualized effective rental rate per square foot for our properties for the years ended December 31, 2016 and 2015 are as follows:

	Year Ended December 31,
	2016	2015
Average annualized effective rental rate per square foot (1):
All properties (2)	$25.26	$24.73
Comparable properties (3)	$25.03	$24.72

(1)
Average annualized effective rental rate per square foot represents annualized total rental income during the period specified divided by the average rentable square feet leased during the period specified. Excludes one property (one building) classified as discontinued operations.

(2)	Based on properties we owned on December 31, 2016 and 2015, respectively, excluding one property (one building) classified as discontinued operations.

(3)	Based on properties we owned on December 31, 2016 and which we owned continuously since January 1, 2015 excluding one property (one building) classified as discontinued operations.

During the year ended December 31, 2016, changes in rentable square feet leased and available for lease at our properties, excluding one property (one building) classified as discontinued operations, were as follows:

	Year Ended December 31, 2016
		Available
	Leased	for Lease	Total
Beginning of year	10,115,001	585,963	10,700,964
Changes resulting from:
Acquisition of properties	773,429	56,756	830,185
Disposition of properties	—	(35,228)	(35,228)
Lease expirations	(1,594,603)	1,594,603	—
Lease renewals (1)	1,394,256	(1,394,256)	—
New leases (1)(2)	193,206	(193,206)	—
Re-measurements (3)	—	(53,408)	(53,408)
End of year	10,881,289	561,224	11,442,513

(1)	Based on leases entered into during the year ended December 31, 2016.

(2)	Rentable square footage of new leases for the year ended December 31, 2016 excludes a 25,579 square foot expansion to be constructed at an existing property prior to the commencement of the lease.

(3)	Rentable square footage is subject to changes when space is re-measured or re-configured for tenants.

Leases at our properties totaling 1,594,603 rentable square feet expired during the year ended December 31, 2016. During the year ended December 31, 2016, we entered into leases totaling 1,613,041 rentable square feet, including a 25,579 square foot expansion to be constructed at an existing property and lease renewals of 1,394,256 rentable square feet.  The weighted (by rentable square feet) average rental rates for leases of 1,381,593 rentable square feet entered into with government tenants (which includes the 25,579 square foot expansion referenced above) during the year ended December 31, 2016 increased by 8.0% when compared to the weighted (by rentable square feet) average prior rents for the same space. The weighted (by rentable square feet) average rental rates for leases of 231,448 rentable square feet entered into with non-government tenants during the year ended December 31, 2016 decreased by 5.3% when compared to the weighted (by rentable square feet) average rental rates previously charged for the same space.

During the year ended December 31, 2016, changes in effective rental rates per square foot achieved for new leases and lease renewals that commenced during the year ended December 31, 2016, when compared to prior effective rental rates per square foot in effect for the same space (and excluding space acquired vacant), were as follows:

	Year Ended December 31, 2016
	Old Effective	New Effective
	Rent Per	Rent Per	Rentable
	Square Foot (1)	Square Foot (1)	Square Feet
New leases	$29.08	$23.33	185,715
Lease renewals	$31.27	$32.78	1,406,025
Total leasing activity	$31.01	$31.68	1,591,740

(1)
Effective rental rate includes contractual base rents from our tenants pursuant to our lease agreements, plus straight line rent adjustments and estimated expense reimbursements to be paid to us, and excluding lease value amortization.

During the year ended December 31, 2016, commitments made for expenditures, such as tenant improvements andl leasing costs, in connection with leasing space at our properties were as follows:

	Year Ended December 31, 2016
	Government	Non-Government
	Leases	Leases	Total
Rentable square feet leased during the year (1)	1,381,593	231,448	1,613,041
Tenant leasing costs and concession commitments (2)(3) (in thousands)	$32,207	$6,282	$38,489
Tenant leasing costs and concession commitments per rentable square foot (2)(3)	$23.31	$27.14	$23.86
Weighted (by square feet) average lease term (years)	9.1	6.1	8.6
Total leasing costs and concession commitments per rentable square foot per year (1)(2)(3)	$2.57	$4.44	$2.76

(1)	Includes a 25,579 square foot expansion to be constructed at an existing property prior to the commencement of the lease.

(2)	Includes commitments made for leasing expenditures and concessions, such as tenant improvements, leasing commissions, tenant reimbursements and free rent.

(3)	Excludes the estimated cost of $19,742 to redevelop and expand an existing property prior to the commencement of the lease.

As of December 31, 2016, we have estimated unspent leasing related obligations of $26,459 plus have committed to redevelop and expand an existing property at an estimated cost to complete of approximately $15,355.

During the years ended December 31, 2016 and 2015, amounts capitalized at our properties, excluding one property (one building) classified as discontinued operations, for tenant improvements, leasing costs, building improvements and development and redevelopment activities were as follows (dollars in thousands):

	Year Ended
	December 31,
	2016	2015
Tenant improvements (1)	$15,856	$7,802
Leasing costs (2)	$9,949	$5,166
Building improvements (3)	$11,261	$9,407
Development, redevelopment and other activities (4)	$7,818	$2,414

(1)	Tenant improvements include capital expenditures used to improve tenants’ space or amounts paid directly to tenants to improve their space.

(2)	Leasing costs include leasing related costs, such as brokerage commissions and other tenant inducements.

(3)	Building improvements generally include expenditures to replace obsolete building components and expenditures that extend the useful life of existing assets.

(4)
Development, redevelopment and other activities generally include (i) capital expenditures that are identified at the time of a property acquisition and incurred within a short time period after acquiring the property, and (ii) capital expenditure projects that reposition a property or result in new sources of revenue.

We believe that current government budgetary pressures have resulted in a decrease in government employment, government tenants reducing their space utilization per employee and consolidation into existing government owned properties, thereby reducing the demand for government leased space. Further, the Trump administration has recently ordered an employment freeze for the federal government that limits hiring for all new and existing government positions, except those in national security, public safety and the military, which could increase vacancy and decrease rental income at our government leased properties.

Our historical experience with respect to properties of the type we own that are majority leased to government tenants has been that government tenants frequently renew leases to avoid the costs and disruptions that may result from relocating their operations. However, relocation has become more prevalent when efforts by government tenants to reduce their space utilization requires a significant reconfiguration of currently leased space. Accordingly, we are unable to reasonably project what the financial impact of market conditions or changing government financial circumstances will be on our financial results for future periods.

The IRS, has publicly stated that it plans to discontinue its tax return processing operations at our property located in Fresno, CA in 2021. The IRS lease for this property, which accounted for approximately 3.1% of our annualized rental income as of December 31, 2016, expires in 2021. The IRS has also publicly stated that it plans to discontinue its tax return processing operations in Covington, KY in 2019. Our property located in Florence, KY is leased to the IRS and we believe it is used to support the Covington, KY operations. Our Florence, KY property lease, which accounted for approximately 0.9% of our annualized rental income as of December 31, 2016, expires in 2022 and is subject to early termination rights beginning in 2017. The IRS has not notified us of its intentions regarding these properties.

As of December 31, 2016, we had leases totaling 904,299 rentable square feet that were scheduled to expire during 2017. As of February 21, 2017, tenants with leases totaling 131,219 rentable square feet that are scheduled to expire during 2017 have notified us that they do not plan to renew their leases upon expiration and we cannot be sure as to whether other tenants may or may not renew their leases upon expiration.  Based upon current market conditions and tenant negotiations for leases scheduled to expire during 2017, we expect that the rental rates we are likely to achieve on new or renewed leases for space under leases expiring during 2017 will, in the aggregate and on a weighted (by annualized revenues) average basis, be modestly lower than the rates currently being paid, thereby generally resulting in lower revenue from the same space. We cannot be sure of the rental rates that will result from our ongoing negotiations regarding lease renewals or any new leases we may enter into; also, we may experience material declines in our rental income due to vacancies upon lease expirations or early terminations.  Prevailing market conditions and government and other tenants' needs at the time we negotiate and enter leases will generally determine rental rates and demand for leased space at our properties, and market conditions and government and other tenants' needs are beyond our control.

As of December 31, 2016, lease expirations at our properties, excluding one property (one building) classified as discontinued operations, by year are as follows (dollars in thousands):

	Number	Expirations				Annualized
	of	of Leased			Cumulative	Rental		Cumulative
	Tenants	Square		Percent	Percent	Income	Percent	Percent
Year (1)	Expiring	Feet (2)		of Total	of Total	Expiring	of Total	of Total
2017	45	904,299		8.3%	8.3%	$20,065	7.4%	7.4%
2018	41	1,225,044		11.3%	19.6%	36,471	13.4%	20.8%
2019	41	1,907,410		17.5%	37.1%	57,622	21.2%	42.0%
2020	33	1,307,618		12.0%	49.1%	31,101	11.4%	53.4%
2021	37	1,059,747		9.7%	58.8%	20,802	7.6%	61.0%
2022	20	907,530		8.3%	67.1%	21,828	8.0%	69.0%
2023	15	600,262		5.5%	72.6%	13,866	5.1%	74.1%
2024	14	980,097		9.0%	81.6%	22,196	8.1%	82.2%
2025	11	585,990		5.4%	87.0%	11,136	4.1%	86.3%
2026 and thereafter	23	1,403,292	(3)	13.0%	100.0%	37,269	13.7%	100.0%
Total	280	10,881,289		100.0%		$272,356	100.0%

Weighted average remaining lease term (in years)		5.0				4.8

(1)
The year of lease expiration is pursuant to current contract terms. Some government tenants have the right to vacate their space before the stated expirations of their leases. As of December 31, 2016, government tenants occupying approximately 11.7% of our rentable square feet and responsible for approximately 9.3% of our annualized rental income as of December 31, 2016 have currently exercisable rights to terminate their leases before the stated terms of their leases expire. Also, in 2017, 2018, 2019, 2020, 2021, 2022, 2023, 2026 and 2027, early termination rights become exercisable by other tenants who currently occupy an additional approximately 2.3%, 2.2%, 4.9%, 7.0%, 0.7%, 2.9%, 1.9%, 0.9% and 0.6% of our rentable square feet, respectively, and contribute an additional approximately 1.8%, 3.0%, 5.1%, 7.5%, 0.6%, 2.3%, 1.7%, 1.1% and 0.6% of our annualized rental income, respectively, as of December 31, 2016. In addition, as of December 31, 2016, 15 of our government tenants have currently exercisable rights to terminate their leases if the legislature or other funding authority does not appropriate rent amounts in their respective annual budgets. These 15 tenants occupy approximately 17.4% of our rentable square feet and contribute approximately 16.9% of our annualized rental income as of December 31, 2016.

(2)
Leased square feet is pursuant to leases existing as of December 31, 2016, and includes (i) space being fitted out for tenant occupancy pursuant to our lease agreements, if any, and (ii) space which is leased, but is not occupied or is being offered for sublease by tenants, if any.  Square feet measurements are subject to changes when space is re-measured or re-configured for new tenants.

(3)	Leased square footage excludes a 25,579 square foot expansion to be constructed at an existing property prior to the commencement of the lease.

Acquisition Activities (dollar amounts in thousands)
During the year ended December 31, 2016, we acquired three properties (five buildings) with a combined 830,185 rentable square feet and a land parcel adjacent to one of our existing properties for an aggregate purchase price of $199,031, excluding acquisition related costs. We acquired these properties at a range of capitalization rates from 7.2%. to 9.1% with a weighted (by purchase price) average capitalization of 7.9%. We calculate the capitalization rate for property acquisitions as the ratio of (x) annual straight line rental income, excluding the impact of above and below market lease amortization, based on leases in effect on the acquisition date, less our estimated annual property operating expenses as of the acquisition date, excluding depreciation and amortization expense, to (y) the acquisition purchase price, including the principal amount of assumed debt, if any, and excluding acquisition costs.

In January 2016, we acquired an office property (one building) located in Sacramento, CA with 337,811 rentable square feet for a purchase price of $79,235, excluding acquisition costs, using cash on hand and borrowings under our revolving credit facility.  This property was 86% leased to the State of California on the date of acquisition.

In July 2016, we acquired a land parcel in Atlanta, GA adjacent to one of our existing properties for $1,670 using cash on hand.

In August 2016, we entered an agreement to acquire transferable development rights that would allow us to expand a property we own in Washington, D.C. for a purchase price of $2,030, excluding acquisition costs. This acquisition is currently expected to occur in the third quarter of 2017.

In December 2016, we acquired an office property (one building) located in Rancho Cordova, CA with 82,896 rentable square feet for a purchase price of $13,943, excluding acquisition costs, using cash on hand and borrowings under our revolving credit facility. This property was 100% leased, including 77% leased to the State of California on the date of acquisition.

Also in December 2016, we acquired an office property (three buildings) located in Chantilly, VA with 409,478 rentable square feet for a purchase price of $104,183, excluding acquisition costs, using cash on hand and borrowings under our revolving credit facility. This property was 98% leased to three government contractor tenants on the date of acquisition.

In January 2017, we acquired an office property (one building) located in Manassas, VA with 69,374 rentable square feet for a purchase price of $13,200, excluding acquisition costs, using cash on hand and borrowings under our revolving credit facility. This property was 100% leased to Prince William County.

Disposition Activities (dollar amounts in thousands)
In March 2016, we entered an agreement to sell an office property (one building) in Falls Church, VA with 164,746 rentable square feet and a net book value of $12,282 at December 31, 2016.  The contract sales price is $13,148, excluding closing costs.  This sale is currently expected to occur in the first quarter of 2017.

In July 2016, we sold an office property (one building) in Savannah, GA with 35,228 rentable square feet and a net book value of $2,986 for $4,000, excluding closing costs. In connection with this sale, we provided $3,600 of mortgage financing to the buyer.

Our pending acquisitions and disposition are subject to conditions; accordingly, we cannot be sure that we will complete these transactions or that these transactions will not be delayed or the terms of these transactions will not change.

For more information about our property acquisition and disposition activities, please see “Business—Acquisition Policies” and “Business —Disposition Policies” in Part 1, Item 1 of this Annual Report on Form 10-K and Note 5 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

Segment Information
We operate in two business segments: ownership of properties that are primarily leased to government tenants and our equity method investment in SIR.

RESULTS OF OPERATIONS (amounts in thousands, except per share amounts)
Year Ended December 31, 2016, Compared to Year Ended December 31, 2015

					Acquired Properties Results (2)		Disposed Properties Results (3)
	Comparable Properties Results (1)				Year Ended		Year Ended		Consolidated Results
	Year Ended December 31,				December 31,		December 31,		Year Ended December 31,
			$	%							$	%
	2016	2015	Change	Change	2016	2015	2016	2015	2016	2015	Change	Change
Rental income	$249,430	$246,747	$2,683	1.1%	$8,735	$—	$15	$1,802	$258,180	$248,549	$9,631	3.9%
Operating expenses:
Real estate taxes	29,757	29,633	124	0.4%	918	—	28	273	30,703	29,906	797	2.7%
Utility expenses	16,667	17,750	(1,083)	(6.1%)	578	—	24	166	17,269	17,916	(647)	(3.6%)
Other operating expenses	52,212	49,946	2,266	4.5%	2,019	—	59	479	54,290	50,425	3,865	7.7%
Total operating expenses	98,636	97,329	1,307	1.3%	3,515	—	111	918	102,262	98,247	4,015	4.1%
Net operating income (4)	$150,794	$149,418	$1,376	0.92%	$5,220	$—	$(96)	$884	155,918	150,302	5,616	3.7%

Other expenses:
Depreciation and amortization									73,153	68,696	4,457	6.5%
Acquisition related costs									1,191	811	380	46.9%
General and administrative									14,897	14,826	71	0.5%
Total other expenses									89,241	84,333	4,908	5.8%
Operating income									66,677	65,969	708	1.1%
Dividend income									971	811	160	19.7%
Interest income									158	14	144	nm
Interest expense (including net amortization of debt premium and discounts and debt issuance costs of $2,832 and $1,376, respectively)									(45,060)	(37,008)	(8,052)	21.8%
Gain on early extinguishment of debt									104	34	70	205.9%
Loss on distribution to common shareholders of The RMR Group Inc. common stock									—	(12,368)	12,368	nm
Net gain (loss) on issuance of shares by Select Income REIT									86	(42,145)	42,231	nm
Loss on impairment of Select Income REIT investment									—	(203,297)	203,297	nm
Income (loss) from continuing operations before income taxes and equity in earnings of investees									22,936	(227,990)	250,926	nm
Income tax expense									(101)	(86)	(15)	17.4%
Equity in earnings of investees									35,518	18,640	16,878	90.5%
Income (loss) from continuing operations									58,353	(209,436)	267,789	nm
Loss from discontinued operations									(589)	(525)	(64)	12.2%
Income (loss) before gain on sale of property									57,764	(209,961)	267,725	nm
Gain on sale of property									79	—	79	nm
Net income (loss)									$57,843	$(209,961)	$267,804	nm

Weighted average common shares outstanding (basic)									71,050	70,700	350	0.5%
Weighted average common shares outstanding (diluted)									71,071	70,700	371	0.5%

Per common share amounts (basic and diluted):
Income (loss) from continuing operations									$0.82	$(2.96)	$3.78	nm
Loss from discontinued operations									$(0.01)	$(0.01)	$—	—%
Net income (loss)									$0.81	$(2.97)	$3.78	nm

Calculation of Funds From Operations and Normalized Funds From Operations (5)

Net income (loss)									$57,843	$(209,961)
Plus: Depreciation and amortization									73,153	68,696
Plus: FFO attributable to Select Income REIT investment									71,227	56,105
Less: Equity in earnings from Select Income REIT									(35,381)	(18,620)
Less: Gain on sale of property									(79)	—
Funds from operations									166,763	(103,780)
Plus: Acquisition related costs									1,191	811
Plus: Loss on distribution to common shareholders of The RMR Group Inc. common stock									—	12,368
Plus: Loss on issuance of shares by Select Income REIT									2	42,145
Plus: Loss on impairment of Select Income REIT investment									—	203,297
Plus: Normalized FFO attributable to Select Income REIT investment									71,313	70,012
Less: FFO attributable to Select Income REIT investment									(71,227)	(56,105)
Less: Gain on early extinguishment of debt									(104)	(34)
Less: Gain on issuance of shares by Select Income REIT									(88)	—
Normalized funds from operations									$167,850	$168,714

Funds from operations per common share (basic and diluted)									$2.35	$(1.47)
Normalized funds from operations per common share (basic and diluted)									$2.36	$2.39

(1)
Comparable properties consist of 70 properties (90 buildings) we owned on December 31, 2016 and which we owned continuously since January 1, 2015, and excludes one property (one building) classified as discontinued operations.

(2)	Acquired properties consists of three properties (five buildings) we acquired during the year ended December 31, 2016.

(3)	Disposed properties consists of one property (one building) we sold during the year ended December 31, 2015 and one property (one building) we sold during the year ended December 31, 2016.

(4)
The calculation of net operating income, or NOI, excludes certain components of net income (loss) in order to provide results that are more closely related to our property level results of operations. We define NOI as income from our rental of real estate less our property operating expenses. NOI excludes amortization of capitalized tenant improvement costs and leasing commissions because we record those amounts as depreciation and amortization. We consider NOI to be an appropriate supplemental measure to net income (loss) because it may help both investors and management to understand the operations of our properties. We use NOI to evaluate individual and company wide property level performance, and we believe that NOI provides useful information to investors regarding our results of operations because it reflects only those income and expense items that are generated and incurred at the property level and may facilitate comparisons of our operating performance between periods and with other REITs. NOI does not represent cash generated by operating activities in accordance with U.S. generally accepted accounting principles, or GAAP, and should not be considered as an alternative to net income (loss) or operating income as an indicator of our operating performance or as a measure of our liquidity. This measure should be considered in conjunction with net income (loss) and operating income as presented in our Consolidated Statements of Comprehensive Income (Loss). Other REITs and real estate companies may calculate NOI differently than we do.

(5)
We calculate funds from operations, or FFO, and normalized funds from operations, or Normalized FFO, as shown above. FFO is calculated on the basis defined by The National Association of Real Estate Investment Trusts, or NAREIT, which is net income (loss), calculated in accordance with GAAP, plus real estate depreciation and amortization and the difference between FFO attributable to an equity investment and equity in earnings of an equity investee but excluding impairment charges on real estate assets, any gain or loss on sale of properties, as well as certain other adjustments currently not applicable to us. Our calculation of Normalized FFO differs from NAREIT's definition of FFO because we include the difference between FFO and Normalized FFO attributable to our equity investment in SIR, we include business management incentive fees, if any, only in the fourth quarter versus the quarter when they are recognized as expense in accordance with GAAP due to their quarterly volatility not necessarily being indicative of our core operating performance and the uncertainty as to whether any such business management incentive fees will ultimately be payable when all contingencies for determining any such fees are determined at the end of the calendar year and we exclude acquisition related costs, gains or losses on early extinguishment of debt, loss on impairment of SIR investment, gains or losses on issuance of shares by SIR and loss on distribution to common shareholders of RMR Inc. common stock. We consider FFO and Normalized FFO to be appropriate supplemental measures of operating performance for a REIT, along with net income (loss) and operating income. We believe that FFO and Normalized FFO provide useful information to investors because by excluding the effects of certain historical amounts, such as depreciation expense, FFO and Normalized FFO may facilitate a comparison of our operating performance between periods and with other REITs. FFO and Normalized FFO are among the factors considered by our Board of Trustees when determining the amount of distributions to our shareholders. Other factors include, but are not limited to, requirements to maintain our qualification for taxation as a REIT, limitations in our credit agreement and public debt covenants, the availability to us of debt and equity capital, our expectation of our future capital requirements and operating performance, our receipt of distributions from SIR and our expected needs and availability of cash to pay our obligations. FFO and Normalized FFO do not represent cash generated by operating activities in accordance with GAAP and should not be considered as alternatives to net income (loss) or operating income as an indicator of our operating performance or as a measure of our liquidity. These measures should be considered in conjunction with net income (loss) and operating income as presented in our Consolidated Statements of Comprehensive Income (Loss). Other REITs and real estate companies may calculate FFO and Normalized FFO differently than we do.

We refer to the 70 properties (90 buildings) we owned on December 31, 2016 and which we have owned continuously since January 1, 2015, excluding one property (one building) classified as discontinued operations, as comparable properties. We refer to the three properties (five buildings) that we acquired during the period from January 1, 2015 to December 31, 2016 as the acquired properties. We refer to the two properties (two buildings) we sold during the period from January 1, 2015 to December 31, 2016 as the disposed properties.

Our consolidated statements of comprehensive income (loss) for the year ended December 31, 2016 include the operating results of the acquired properties for less than the entire year, as we acquired those properties during 2016, include the operating results of one disposed property for less than the entire year, as we sold that property during 2016, and exclude the operating results of one disposed property for the entire year, as we sold that property during 2015.  Our consolidated statements of comprehensive income (loss) for the year ended December 31, 2015 exclude the operating results of the acquired properties for the entire year, as we acquired the properties during 2016, and include the operating results of one disposed property for the entire year, as we sold that property during 2016, and one disposed property for less than the entire year, as we sold that property during 2015.

References to changes in the income and expense categories below relate to the comparison of consolidated results for the year ended December 31, 2016, compared to the year ended December 31, 2015.
Rental income. The increase in rental income reflects an increase in rental income for comparable properties and the net effect of the acquired properties and the disposed properties. Rental income for comparable properties increased $2,683 due primarily to increases in rental rates and occupied space at our properties in 2016. Rental income increased $8,735 as a result of the acquired properties.  Rental income declined $1,787 as a result of the disposed properties. Rental income includes non-cash straight line rent adjustments totaling $2,691 in 2016 and $3,978 in 2015, and amortization of acquired leases and assumed lease obligations totaling ($1,457) in 2016 and ($1,155) in 2015.

Real estate taxes. The increase in real estate taxes reflects the increase in real estate taxes for comparable properties and the net effect of the acquired properties and the disposed properties. Real estate taxes for comparable properties increased $124 due primarily to the effect of higher real estate tax valuation assessments at certain of our properties in 2016. Real estate taxes increased $918 as a result of the acquired properties.  Real estate taxes declined $245 as a result of the disposed properties.
Utility expenses. The decrease in utility expenses reflects a decrease in utility expenses for comparable properties partially offset by the net effect of the acquired properties and the disposed properties. Utility expenses at comparable properties declined $1,083 primarily due to milder temperatures experienced in certain parts of the United States during 2016 compared to 2015. Utility expenses increased $578 as a result of the acquired properties.  Utility expenses declined $142 as a result of the disposed properties.

Other operating expenses. Other operating expenses consist of salaries and benefit costs of property level personnel, repairs and maintenance expense, cleaning expense, other direct costs of operating our properties and property management fees. The increase in other operating expenses reflects an increase in expenses for comparable properties and the net effect of the acquired properties and the disposed properties. Other operating expenses at comparable properties increased $2,266 primarily as a result of higher employee compensation, cleaning and insurance costs at certain of our properties, partially offset by lower snow removal costs at certain of our properties in 2016. Other operating expenses increased $2,019 as a result of the acquired properties.  Other operating expenses declined $420 as a result of the disposed properties.

Depreciation and amortization. The increase in depreciation and amortization reflects the effect of the acquired properties and improvements made to certain of our comparable properties, partially offset by the effect of certain assets becoming fully depreciated. Depreciation and amortization at comparable properties increased $167 due primarily to certain depreciable leasing related assets becoming fully depreciated after January 1, 2015, partially offset by depreciation and amortization of improvements made to certain of our properties after January 1, 2015. Depreciation and amortization increased $4,290 as a result of the acquired properties.

Acquisition related costs. Acquisition related costs in both 2016 and 2015 include legal and due diligence costs incurred in connection with our property acquisition activity.

General and administrative.  General and administrative expenses consist of fees pursuant to our business management agreement, equity compensation expense, legal and accounting fees, Trustees’ fees and expenses, securities listing and transfer agency fees and other costs relating to our status as a publicly traded company. The increase in general and administrative expenses primarily reflects an increase in equity compensation expense, partially offset by a decrease in professional fees in 2016.

Dividend income. Dividend income consists of dividends received from our investment in RMR Inc.

Interest income. The increase in interest income is primarily the result of interest earned from the mortgage financing we provided to the purchaser of one of our properties in 2016.

Interest expense. The increase in interest expense reflects higher average outstanding debt balances and higher weighted average interest rates on borrowings during 2016 compared to 2015.

Gain on early extinguishment of debt.  We recorded a $104 gain on early extinguishment of debt in 2016 in connection with the prepayment of two mortgage notes. We recorded a $34 gain on early extinguishment of debt in 2015 in connection with the repayment of a mortgage note.

Loss on distribution to common shareholders of RMR Inc. common shares. We recorded a $12,368 loss on the distribution of RMR Inc. shares we distributed to our shareholders in December 2015, which represents the difference between the carrying value and the fair value of the RMR Inc. shares on the distribution date.

Net gain (loss) on issuance of shares by Select Income REIT. Net gain (loss) on issuance of shares by SIR is a result of the issuance of common shares by SIR at prices above or (below) our then per share carrying value of our SIR common shares.

Loss on impairment of Select Income REIT investment. We recorded a $203,297 loss on impairment in 2015 to reduce the carrying value of our SIR investment to its estimated fair value.

Income tax expense. The increase in income tax expense reflects higher operating income in certain jurisdictions in 2016 that is subject to state income taxes.

Equity in earnings of investees. Equity in earnings of investees represents our proportionate share of earnings from our investments in SIR and AIC.

Loss from discontinued operations. Loss from discontinued operations reflects operating results for one property (one building) included in discontinued operations during 2016 and 2015.

Gain on sale of property. Gain on sale of property represents the portion of the gain recognized from the sale of one of the disposed properties accounted for under the installment method during the 2016 period.

Net income (loss). We recognized net income in 2016 compared to a net loss in 2015 as a result of the changes noted above.

Year Ended December 31, 2015, Compared to Year Ended December 31, 2014

					Acquired Properties Results (2)		Disposed Property Results (3)
	Comparable Properties Results (1)				Year Ended December 31,		Year Ended December 31,		Consolidated Results
	Year Ended December 31,								Year Ended December 31,
			$	%							$	%
	2015	2014	Change	Change	2015	2014	2015	2014	2015	2014	Change	Change
Rental income	$227,699	$229,996	$(2,297)	(1.0%)	$19,317	$11,240	$1,533	$9,795	$248,549	$251,031	$(2,482)	(1.0%)
Operating expenses:
Real estate taxes	27,596	26,158	1,438	5.5%	2,104	816	206	1,415	29,906	28,389	1,517	5.3%
Utility expenses	17,417	18,254	(837)	(4.6%)	401	268	98	847	17,916	19,369	(1,453)	(7.5%)
Other operating expenses	46,835	42,908	3,927	9.2%	3,249	1,586	341	1,488	50,425	45,982	4,443	9.7%
Total operating expenses	91,848	87,320	4,528	5.2%	5,754	2,670	645	3,750	98,247	93,740	4,507	4.8%
Net operating income (4)	$135,851	$142,676	$(6,825)	(4.8%)	$13,563	$8,570	$888	$6,045	150,302	157,291	(6,989)	(4.4%)

Other expenses:
Depreciation and amortization									68,696	66,593	2,103	3.2%
Loss on impairment of real estate									—	2,016	(2,016)	nm
Acquisition related costs									811	1,344	(533)	(39.7%)
General and administrative									14,826	15,809	(983)	(6.2%)
Total other expenses									84,333	85,762	(1,429)	(1.7%)
Operating income									65,969	71,529	(5,560)	(7.8%)
Dividend income									811	—	811	nm
Interest income									14	69	(55)	(79.7%)
Interest expense (including net amortization of debt premium and discounts and debt issuance costs of $1,376, and $1,310, respectively)									(37,008)	(28,048)	(8,960)	31.9%
Gain (loss) on early extinguishment of debt									34	(1,307)	1,341	nm
Loss on distribution to common shareholders of The RMR Group Inc. common stock									(12,368)	—	(12,368)	nm
Loss on issuance of shares by Select Income REIT									(42,145)	(53)	(42,092)	nm
Loss on impairment of Select Income REIT investment									(203,297)	—	(203,297)	nm
Income (loss) from continuing operations before income taxes and equity in earnings of investees									(227,990)	42,190	(270,180)	nm
Income tax expense									(86)	(117)	31	(26.5%)
Equity in earnings of investees									18,640	10,963	7,677	70.0%
Income (loss) from continuing operations									(209,436)	53,036	(262,472)	nm
Income (loss) from discontinued operations									(525)	3,498	(4,023)	nm
Net income (loss)									$(209,961)	$56,534	$(266,495)	nm

Weighted average common shares outstanding (basic)									70,700	61,313	9,387	15.3%
Weighted average common shares outstanding (diluted)									70,700	61,399	9,301	15.1%

Per common share amounts:
Income (loss) from continuing operations (basic)									$(2.96)	$0.87	$(3.83)	nm
Income (loss) from continuing operations (diluted)									$(2.96)	$0.86	$(3.82)	nm
Loss from discontinued operations (basic and diluted)									$(0.01)	$0.06	$(0.07)	nm
Net income (loss) (basic and diluted)									$(2.97)	$0.92	$(3.89)	nm

Calculation of Funds From Operations and Normalized Funds From Operations (5)

Net income (loss)									$(209,961)	$56,534
Plus: Depreciation and amortization									68,696	66,593
Plus: Loss on impairment of real estate									—	2,016
Plus: FFO attributable to Select Income REIT investment									56,105	24,677
Less: Equity in earnings from Select Income REIT									(18,620)	(10,876)
Less: Increase in carrying value of asset held for sale									—	(2,344)
Less: Net gain on sale of properties from discontinued operations									—	(774)
Funds from operations									(103,780)	135,826
Plus: Acquisition related costs									811	1,344
Plus: Loss on early extinguishment of debt									—	1,307
Plus: Loss on distribution to common shareholders of The RMR Group Inc. common stock									12,368	—
Plus: Loss on issuance of shares by Select Income REIT									42,145	53
Plus: Loss on impairment of Select Income REIT investment									203,297	—
Plus: Normalized FFO attributable to Select Income REIT investment									70,012	26,898
Less: FFO attributable to Select Income REIT investment									(56,105)	(24,677)
Less: Gain on early extinguishment of debt									(34)	—
Normalized funds from operations									$168,714	$140,751

Funds from operations per common share (basic)									$(1.47)	$2.22
Funds from operations per common share (diluted)									$(1.47)	$2.21
Normalized funds from operations per common share (basic)									$2.39	$2.30
Normalized funds from operations per common share (diluted)									$2.39	$2.29

(1)
Comparable properties consist of 67 properties (86 buildings) we owned on December 31, 2015 and which we owned continuously since January 1, 2014, and excludes one property (one building) classified as discontinued operations.

(2)	Acquired properties consist of four properties (five buildings) we owned on December 31, 2015 and which we acquired during the period from January 1, 2014 to December 31, 2015.

(3)	Disposed property consists of one property (one building) we sold during the year ended December 31, 2015.

(4)	See footnote (4) on page 53 for the definition of NOI.

(5)	See footnote (5) on page 53 for the definition of FFO and Normalized FFO.

We refer to the 67 properties (86 buildings) we owned on December 31, 2015 and which we have owned continuously since January 1, 2014, excluding one property (one building) classified as discontinued operations, as comparable properties. We refer to the four properties (five buildings) that we owned as of December 31, 2015, which we acquired during the period from January 1, 2014 to December 31, 2015 as the acquired properties. We refer to the one property (one building) that we sold during the period from January 1, 2014 to December 31, 2015 as the disposed property.
Our consolidated statements of comprehensive income (loss) for the year ended December 31, 2015 include the operating results of the acquired properties for the entire year, as we acquired those properties during 2014 and the disposed property for less than the entire year, as that property was sold during 2015.  Our consolidated statements of comprehensive income (loss) for the year ended December 31, 2014 include the operating results of the acquired properties for less than the entire year, as we acquired those properties during 2014, and the disposed property for the entire period, as we sold that property in 2015.
References to changes in the income and expense categories below relate to the comparison of consolidated results for the year ended December 31, 2015, compared to the year ended December 31, 2014.
Rental income. The decrease in rental income reflects a decrease in rental income for comparable properties and the net effect of acquired and disposed properties. Rental income for comparable properties declined $2,297 due primarily to decreases in occupied space at certain of our properties during 2015. Rental income from the acquired properties increased $8,077.  Rental income from the disposed property declined $8,262. Rental income includes non-cash straight line rent adjustments totaling $3,978 in 2015 and $4,495 in 2014, and amortization of acquired leases and assumed lease obligations totaling ($1,155) in 2015 and ($868) in 2014.
Real estate taxes. The increase in real estate taxes reflects an increase in real estate taxes for comparable properties and the net effect of acquired and disposed properties. Real estate taxes for comparable properties increased $1,438 due primarily to the effect of higher tax assessments at certain of our properties in 2015. Real estate taxes from the acquired properties increased $1,288.  Real estate taxes from the disposed property declined $1,209.
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
Other operating expenses. The increase in other operating expenses reflects an increase in expenses for comparable properties and the net effect of acquired and disposed properties. Other operating expenses at comparable properties increased $3,927 primarily as a result of higher employee compensation and repair and maintenance costs at certain of our properties in 2015. Other operating expenses from the acquired properties increased $1,663.  Other operating expenses from the disposed property declined $1,147.
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
General and administrative. The decrease in general and administrative expenses is due primarily to lower business management fee expense, equity compensation and professional fee costs in 2015.
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
Income tax expense. The decrease in income tax expense reflects lower operating income in certain jurisdictions in 2015 that is subject to state income taxes.
Equity in earnings of investees. Equity in earnings of investees represents our proportionate share of earnings from our investments in SIR and AIC.
Income (loss) from discontinued operations. Income (loss) from discontinued operations reflects operating results of two properties (two buildings) sold during 2014, and one property (one building) included in discontinued operations and held for sale as of December 31, 2015. Income (loss) from discontinued operations for 2014 also includes a $2,344 increase in the carrying value of one property (one building) included in discontinued operations and a $774 gain from the sale of one property (one building) included in discontinued operations.
Net income (loss). We experienced a net loss in 2015 compared to net income in 2014 as a result of the changes noted above.
LIQUIDITY AND CAPITAL RESOURCES
Our Operating Liquidity and Resources (dollar amounts in thousands)
Our principal source of funds to meet operating and capital expenses, debt service obligations and pay distributions on our common shares is the operating cash flow we generate as rental income from our properties, the distributions we receive from our investments in SIR and RMR Inc. and borrowings under our revolving credit facility. We believe that these sources of funds will be sufficient to meet our operating and capital expenses and debt service obligations and pay distributions on our common shares for the next 12 months and for the foreseeable future thereafter. Our future cash flows from operating activities will depend primarily upon:

•	our ability to maintain or increase the occupancy of, and the rental rates at, our properties;

•	our ability to control operating expenses at our properties;

•	our ability to purchase additional properties which produce cash flows from operations in excess of our cost of acquisition capital and property operating expenses; and

•	our receipt of distributions from our investments in SIR and RMR Inc.
Our future purchases of properties cannot be accurately projected because such purchases depend upon purchase opportunities which come to our attention and our ability to successfully complete the acquisitions. We generally do not intend to purchase “turn around” properties, or properties which do not generate positive cash flows.
Our changes in cash flows for the year ended December 31, 2016 compared to the prior year were as follows: (i) cash provided by operating activities increased from $115,357 in 2015 to $124,258 in 2016; (ii) cash used in investing activities increased from $66,602 in 2015 to $215,157 in 2016; and (iii) cash flows from financing activities changed from $53,761 of cash used in financing activities in 2015 to $112,055 of cash provided by financing activities in 2016.

The increase in cash provided by operating activities for the year ended December 31, 2016 as compared to the prior year primarily reflects an increase in property net operating income and an increase in distributions of earnings received from our investment in SIR and RMR Inc. common shares, partially offset by higher interest payments and changes in working capital in 2016. The increase in cash used in investing activities for the year ended December 31, 2016 as compared to the prior year was due primarily to our real estate acquisition activity in 2016 versus disposition activity in 2015, partially offset by our investment in SIR in 2015. The change in cash provided by (used in) financing activities for the year ended December 31, 2016 as compared to the prior year was due primarily to an increase in net borrowings in 2016, including our issuance of senior unsecured notes.

Our Investment and Financing Liquidity and Resources (dollar amounts in thousands, except per share and per square foot amounts)
In order to fund acquisitions and to meet cash needs that may result from our desire or need to make distributions or pay operating or capital expenses, we maintain a $750,000 revolving credit facility. The maturity date of our revolving credit facility is January 31, 2019 and, subject to our payment of an extension fee and meeting other conditions, we have an option to extend the stated maturity date of our revolving credit facility by one year to January 31, 2020. We are required to pay interest at a rate of LIBOR plus a premium, which was 125 basis points per annum at December 31, 2016, on the amount outstanding under our revolving credit facility. We also pay a facility fee on the total amount of lending commitments under our revolving credit facility, which was 25 basis points per annum at December 31, 2016. Both the interest rate premium and the facility fee are subject to adjustment based upon changes to our credit ratings. We can borrow, repay and reborrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity. As of December 31, 2016, the annual interest rate payable on borrowings under our revolving credit facility was 2.0%. As of December 31, 2016 and February 21, 2017, we had $160,000 and $170,000, respectively, outstanding under our revolving credit facility.

Our revolving credit facility is governed by a credit agreement with a syndicate of institutional lenders, which also governs our two unsecured term loans:

•
Our $300,000 term loan, which matures on March 31, 2020, is prepayable without penalty at any time. We are required to pay interest at LIBOR plus a premium, which was 140 basis points per annum at December 31, 2016, on the amount outstanding under our $300,000 term loan.  The interest rate premium is subject to adjustment based upon changes to our credit ratings.  As of December 31, 2016, the annual interest rate for the amount outstanding under our $300,000 term loan was 2.2%.

•
Our $250,000 term loan, which matures on March 31, 2022, is prepayable without penalty at any time. We are required to pay interest at LIBOR plus a premium, which was 180 basis points per annum at December 31, 2016, on the amount outstanding under our $250,000 term loan.  The interest rate premium is subject to adjustment based upon changes to our credit ratings.  As of December 31, 2016, the annual interest rate for the amount outstanding under our $250,000 term loan was 2.6%.

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

In May 2016, we issued $300,000 of 5.875% senior unsecured notes due 2046 in an underwritten public offering. In June 2016, the underwriters exercised an option to purchase an additional $10,000 of these notes. The net proceeds from this offering of $299,691, after offering expenses, were used to repay all amounts then outstanding under our revolving credit facility and for general business purposes.

Our debt maturities (other than our revolving credit facility) are as follows: $1,549 in 2017, $1,671 in 2018, $359,439 in 2019, $301,619 in 2020, $13,230 in 2021 and $560,000 thereafter.

None of our debt obligations require sinking fund payments prior to their maturity dates.  Our $27,508 in mortgage debts generally require monthly payments of principal and interest through maturity.
In addition to our debt obligations, as of December 31, 2016, we have estimated unspent leasing related obligations of $26,459 and have committed to redevelop and expand an existing property at an estimated cost to complete of approximately $15,355.

We currently expect to use cash balances, borrowings under our revolving credit facility, net proceeds from our property sales, distributions received from our investments in SIR and RMR Inc., assumption of mortgage debt and net proceeds from offerings of equity or debt securities to fund our future operations, capital expenditures, distributions to our shareholders and property acquisitions. When significant amounts are outstanding under our revolving credit facility or the maturities of our indebtedness approach, we expect to explore refinancing alternatives. Such alternatives may include incurring additional term debt, issuing equity or debt securities, extending the maturity date of our revolving credit facility and entering into a new revolving credit facility. We may assume additional mortgage debt in connection with our acquisition of properties or elect to place new mortgages on properties we own as a source of financing. Although we cannot be sure that we will be successful in consummating any particular type of financing, we believe that we will have access to financing, such as debt and equity offerings, to fund future acquisitions and capital expenditures and to pay our obligations. We currently have an effective shelf registration statement that allows us to issue public securities on an expedited basis, but it does not assure that there will be buyers for such securities.
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

On each of February 25, 2016, May 23, 2016, August 22, 2016 and November 21, 2016 we paid a regular quarterly distribution to common shareholders of $0.43 per share distribution to our common shareholders in the amount of $30,584, $30,585, $30,590 and $30,607, respectively. We funded these distributions using cash on hand and borrowings under our revolving credit facility. On January 13, 2017, we declared a distribution payable to common shareholders of record on January 23, 2017 in the amount of $0.43 per share, or $30,607.  We expect to pay this distribution on or about February 23, 2017 using cash on hand and borrowings under our revolving credit facility.

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

As of December 31, 2016, our contractual obligations were as follows:

	Payments Due by Period
		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
Long term debt obligations	$1,397,508	$1,549	$521,110	$314,849	$560,000
Tenant related obligations (1)	41,814	37,556	1,799	957	1,502
Purchase obligations (2)	15,230	15,230	—	—	—
Projected interest expense (3)	582,380	49,434	90,310	52,496	390,140
Total	$2,036,932	$103,769	$613,219	$368,302	$951,642

(1)
Committed tenant related obligations includes leasing commissions and tenant improvements and are based on leases in effect as of December 31, 2016 and the estimated cost to complete of $15,355 to redevelop and expand an existing property prior to the commencement of the lease.

(2)
Represents the purchase price for a property located in Manassas, VA of $13,200 we acquired in January 2017 and the $2,030 purchase price for transferable development rights we agreed to acquire that would allow us to expand a property we own in Washington, D.C.

(3)
Projected interest expense is attributable to only our debt obligations at existing rates as of December 31, 2016 and is not intended to project future interest costs which may result from debt prepayments, additional borrowings under our revolving credit facility, new debt issuances or changes in interest rates.

In addition to the amounts discussed above, we also have business and property management agreements with continuing 20 year terms, which require us to pay management fees to RMR LLC.  See Note 6 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
Off Balance Sheet Arrangements
As of December 31, 2016, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Debt Covenants (dollars in thousands)
Our principal debt obligations at December 31, 2016 consisted of borrowings under our $750,000 revolving credit facility, our $300,000 term loan, our $250,000 term loan, an aggregate outstanding principal amount of $660,000 of public issuances of senior unsecured notes and three secured mortgage notes that were assumed in connection with certain of our acquisitions. Our publicly issued senior unsecured notes are governed by an indenture and its supplements.  Our senior unsecured notes indenture and its supplements and the credit agreement for our revolving credit facility and our two term loans provide for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, such as, in the case of our credit agreement, a change of control of us, which includes RMR LLC ceasing to act as our business manager and property manager. Our senior unsecured notes indenture and its supplements and our credit agreement also contain a number of covenants which generally restrict our ability to incur debts, including debts secured by mortgages on our properties, in excess of calculated amounts, require us to maintain various financial ratios, and, in the case of our credit agreement, restrict our ability to make distributions under certain circumstances. Our mortgage notes are non-recourse, subject to certain limited exceptions, and do not contain any material financial covenants.  As of December 31, 2016, we believe we were in compliance with the terms and conditions of our respective covenants under our senior unsecured notes indenture and its supplements and our credit agreement.
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

Related Person Transactions
We have relationships and historical and continuing transactions with RMR LLC, RMR Inc. and others related to them. For example: we have no employees and the personnel and various services we require to operate our business are provided to us by RMR LLC pursuant to our business management agreement and property management agreement with RMR LLC; RMR Inc. is the managing member of RMR LLC; ABP Trust, which is owned by our Managing Trustees, is the controlling shareholder of RMR Inc.; and we own shares of class A common stock of RMR Inc. We also have relationships and historical and continuing transactions with other companies to which RMR LLC provides management services and which may have trustees, directors and officers who are also trustees, directors or officers of us, RMR LLC or RMR Inc., including: SIR, of which we are the largest shareholder and at December 31, 2016 and February 22, 2017, owned approximately 27.9% of the outstanding SIR common shares; and AIC, of which we, ABP Trust, SIR and four other companies to which RMR LLC provides management services each own 14.3% and which arranges and reinsures in part a combined property insurance program for us and its six other shareholders. For further information about these and other such relationships and related person transactions, see Notes 6, 7 and 12 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K, which are incorporated herein by reference, our other filings with the SEC and our definitive Proxy Statement for our 2017 Annual Meeting of Shareholders, or our definitive Proxy Statement, to be filed with the SEC within 120 days after the close of the fiscal year ended December 31, 2016. For further information about these transactions and relationships and about the risks that may arise as a result of these and other related person transactions and relationships, see elsewhere in this Annual Report on Form 10-K, including “Warning Concerning Forward Looking Statements,” Part I, Item 1, “Business” and Part I, Item 1A, “Risk Factors.” Our filings with the SEC and copies of certain of our agreements with these related persons, including our business management agreement and property management agreement with RMR LLC and our shareholders agreement with AIC and its six other shareholders, are available as exhibits to our public filings with the SEC and accessible at the SEC’s website, www.sec.gov. We may engage in additional transactions with related persons, including businesses to which RMR LLC or its affiliates provide management services.
Critical Accounting Policies
Our critical accounting policies are those that will have the most impact on the reporting of our financial condition and results of operations and those requiring significant judgments and estimates. We believe that our judgments and estimates are consistently applied and produce financial information that fairly presents our results of operations. Our most critical accounting policies involve our investments in real property and equity securities. These policies affect our:

•
allocation of purchase prices among various asset categories, including allocations to above and below market leases for properties qualifying as acquired businesses under FASB Accounting Standards Codification 805, Business Combinations, and the related impact on the recognition of rental income and depreciation and amortization expenses; and

•	assessment of the carrying values and impairments of long lived assets and equity investments.
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
Impact of Inflation
Inflation in the past several years in the United States has been modest, but recently there have been indications of inflation in the U.S. economy and elsewhere and some market forecasts indicate an expectation of increased inflation in the near to intermediate term. Future inflation might have both positive and negative impacts on our business. Inflation might cause the value of our real estate to increase. Inflation might also cause our costs of equity and debt capital and operating costs to increase. An increase in our capital costs or in our operating costs may result in decreased earnings unless it is offset by increased revenues. Our government leases generally provide for annual rent increases based on a cost of living index calculation which may mitigate the impact upon us of increased costs as a result of inflation. Further, inflation may permit us to increase rents upon renewal or enter into new leases for the leased space for increased rent amounts.
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
Impact of Climate Change
The political debate about climate change has resulted in various treaties, laws and regulations which are intended to limit carbon emissions. We believe these laws being enacted or proposed may cause energy costs at our properties to increase in the future. In an effort to reduce the effects of any increased energy costs in the future, we and RMR LLC continuously study ways to improve the energy efficiency at all of our properties. RMR LLC is a member of the Energy Star Partner program, a joint program of the U.S. Environmental Protection Agency and the U.S. Department of Energy which is focused on promoting energy efficiency at commercial properties through its “Energy Star” certification program, and a member of the U.S. Green Building Council, a nonprofit organization focused on promoting energy efficiency at commercial properties through its LEED®, green building program. We do not expect the direct impact of these possible increases in energy costs resulting from laws designed to address climate change to be material to our results of operations because the increased costs either may be the responsibility of our tenants directly or in large part passed through by us to our tenants as additional rent. Although we do not believe it is likely in the foreseeable future, laws enacted to mitigate climate change may make some of our buildings obsolete or cause us to make material investments in our properties which could materially and adversely affect our financial condition and results of operations.
Some observers believe severe weather activities in different parts of the country over the last few years is evidence of global climate change. Such severe weather that may result from climate change may have an adverse effect on individual properties we own. We mitigate these risks by owning a geographically diversified portfolio of properties and by procuring insurance coverage we believe adequate to protect us from material damages and losses from such activities. However, we cannot be sure that our mitigation efforts will be sufficient or that storms that may occur due to future climate change or otherwise could not have a material adverse effect on our business.
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
At December 31, 2016, our outstanding fixed rate debt consisted of the following:

		Annual	Annual		Interest
	Principal	Interest	Interest		Payments
Debt	Balance (1)	Rate (1)	Expense (1)	Maturity	Due
Senior unsecured notes	$350,000	3.750%	$13,125	2019	Semi-annually
Senior unsecured notes	310,000	5.875%	18,213	2046	Quarterly
Mortgage note	13,934	5.877%	830	2021	Monthly
Mortgage note	8,484	7.000%	602	2019	Monthly
Mortgage note	5,090	8.150%	421	2021	Monthly
	$687,508		$33,191

(1)
The principal balances and interest rates are the amounts determined pursuant to the contracts. In accordance with GAAP, our carrying values and recorded interest expense may differ from these amounts because of market conditions at the time we issued or assumed these debts.  For more information, see Notes 9 and 10 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

Our $350,000 senior unsecured notes require semi-annual interest payments through maturity and our $310,000 senior unsecured notes require quarterly interest payments through maturity.  Our mortgages generally require principal and interest payments through maturity pursuant to amortization schedules.  Because these debts require interest to be paid at a fixed rate, changes in market interest rates during the term of these debts will not affect our interest obligations.  If these debts were refinanced at interest rates which are 100 basis points higher or lower than shown above, our per annum interest cost would increase or decrease, respectively, by approximately $7,094.

Changes in market interest rates would affect the fair value of our fixed rate debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt.  Based on the balances outstanding at December 31, 2016, and discounted cash flow analyses through the respective maturity dates, and assuming no other changes in factors that may affect the fair value of our fixed rate debt obligations, a hypothetical immediate 100 basis point increase in interest rates would change the fair value of those obligations by approximately $44,814.

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

Floating Rate Debt

At December 31, 2016, our floating rate debt consisted of $160,000 of borrowings under our $750,000 revolving credit facility, our $300,000 term loan and our $250,000 term loan. Our revolving credit facility matures in January 2019 and, subject to the payment of an extension fee and our meeting other conditions, we have the option to extend the stated maturity by one year to January 2020. No principal repayments are required under our revolving credit facility or our term loans prior to maturity, and we can borrow, repay and reborrow funds available under our revolving credit facility, subject to conditions, at any time without penalty. Our $300,000 term loan matures on March 31, 2020. Our $250,000 term loan matures on March 31, 2022. Amounts outstanding under our term loans may be repaid without penalty at any time, but after they are repaid amounts may not be redrawn.

Borrowings under our $750,000 revolving credit facility and term loans are in U.S. dollars and require interest to be paid at a rate of LIBOR plus premiums that are subject to adjustment based upon changes to our credit ratings. Accordingly, we are vulnerable to changes in U.S. dollar based short term rates, specifically LIBOR. In addition, upon renewal or refinancing of our revolving credit facility or term loans, we are vulnerable to increases in interest rate premiums due to market conditions or our perceived credit characteristics. Generally, a change in interest rates would not affect the value of our floating rate debt but would affect our operating results.

The following table presents the impact a 100 basis point increase in interest rates would have on our annual floating rate interest expense as of December 31, 2016:

	Impact of Changes in Interest Rates
	Annual	Outstanding	Total Interest	Annual Earnings
	Interest Rate (1)	Debt	Expense Per Year	Per Share Impact (2)
At December 31, 2016	2.3%	$710,000	$16,557	$0.23
100 bps increase	3.3%	$710,000	$23,755	$0.33

(1)	Weighted based on the respective interest rates and outstanding borrowings under our revolving credit facility and term loans as of December 31, 2016.

(2)	Based on the weighted average shares outstanding (diluted) for the year ended December 31, 2016.

The following table presents the impact a 100 basis point increase in interest rates would have on our annual floating rate interest expense as of December 31, 2016 if we were fully drawn on our revolving credit facility and our term loans remained outstanding:

	Impact of Changes in Interest Rates
	Annual	Outstanding	Total Interest	Annual Earnings
	Interest Rate (1)	Debt	Expense Per Year	Per Share Impact (2)
At December 31, 2016	2.1%	$1,300,000	$27,679	$0.39
100 bps increase	3.1%	$1,300,000	$40,860	$0.57

(1)	Weighted based on the respective interest rates and outstanding borrowings under our revolving credit facility (assuming fully drawn) and term loans as of December 31, 2016.

(2)	Based on the weighted average shares outstanding (diluted) for the year ended December 31, 2016.

The foregoing tables show the impact of an immediate change in floating interest rates as of December 31, 2016.  If interest rates were to change gradually over time, the impact would be spread over time. Our exposure to fluctuations in floating interest rates will increase or decrease in the future with increases or decreases in the outstanding amount under our revolving credit facility, our term loans or our other floating rate debt, if any. Although we have no present plans to do so, we may in the future enter into hedge arrangements from time to time to mitigate our exposure to changes in interest rates.

Item 8.  Financial Statements and Supplementary Data
The information required by this item is included in Item 15 of this Annual Report on Form 10-K.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.  Controls and Procedures
As of the end of the period covered by this Annual Report on Form 10-K, our management carried out an evaluation, under the supervision and with the participation of our Managing Trustees, our President and our Chief Financial Officer and Treasurer, of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based upon that evaluation, our Managing Trustees, our President and our Chief Financial Officer and Treasurer concluded that our disclosure controls and procedures are effective.
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) in Internal Control—Integrated Framework. Based on our assessment, we believe that, as of December 31, 2016, our internal control over financial reporting is effective.
Ernst & Young LLP, the independent registered public accounting firm that audited our 2016 consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting. Its report appears elsewhere herein.
Item 9B.  Other Information
At a meeting of our Board of Trustees held on February 21, 2017, our Board of Trustees, pursuant to a recommendation of our Nominating and Governance Committee, increased its size from five to six members, with the new Trustee to be in Class III with a term expiring at the 2018 Annual Meeting of Shareholders and elected Ms. Elena Poptodorova as an Independent Trustee of the Trust in Class III with a term expiring at the 2018 Annual Meeting of Shareholders to fill the vacancy created thereby.
Ms. Poptodorova, age 65, has been the director of the Shapiro-Silverberg AJC Central Europe Office since September 2016. Ms. Poptodorova served as ambassador extraordinary and plenipotentiary of the Republic of Bulgaria to the United States, from 2010 to 2016 and from 2002 to 2008. During this time, she facilitated foreign investments in Bulgaria’s information technology sector and assisted the development of transatlantic business association to support investment ventures. From 2009 to 2010, Ms. Poptodorova was the director of the Security Policy Directorate at the Ministry of Foreign Affairs and from 2008 to 2009 she served as the ambassador-at-large for the Black Sea Region. From 2001 to 2002, Ms. Poptodorova served as a spokesperson of the Ministry of Foreign Affairs and director of the Human Rights and International Humanitarian Organizations Directorate. Ms. Poptodorova was a member of the Bulgarian Parliament from 1990 to 2001, where she served on a variety of committees, including the national security, human rights, media and agriculture committees. During her service as a member of the Bulgarian Parliament, Ms. Poptodorova worked extensively on communal property and industrial property matters with the local government of her electoral district. In addition to her extensive government service, Ms. Poptodorova is a current member of the board of directors of the European Institute, the American Foundation for Bulgaria, the Executive Council on Diplomacy, the Women’s Foreign Policy Group, American University in Bulgaria and the Institute for Cultural Diplomacy in Germany.

Our Board of Trustees concluded that Ms. Poptodorova is qualified to serve as one of our Independent Trustees based upon, among other things, her executive experience and demonstrated leadership ability as a former diplomat; insights gained and understanding of government practices through government service; experience in communal property and industrial property matters; experience in public policy matters; service on the boards of several private and charitable organizations; and qualifying as an Independent Trustee in accordance with the requirements of Nasdaq, the SEC and our amended and restated bylaws.
For her service as a Trustee, Ms. Poptodorova will be entitled to the compensation we generally provide to our Independent Trustees, with the annual cash fees prorated.  In accordance with our publicly disclosed Trustee compensation policy, the Board expects that Ms. Poptodorova will be granted 2,500 of our common shares of beneficial interest on the date of her first Board meeting attended. A summary of our currently effective trustee compensation is filed as Exhibit 10.1 to our Current Report on Form 8-K/A dated May 17, 2016 and is incorporated herein by reference.  There is no arrangement or understanding between Ms. Poptodorova and any other person pursuant to which she was selected as a Trustee. There are no transactions, relationships or agreements between Ms. Poptodorova and us that would require disclosure pursuant to Item 404(a) of Regulation S-K promulgated under the Exchange Act.
 In connection with her appointment, we entered into an indemnification agreement with Ms. Poptodorova, effective as of February 21, 2017, on substantially the same terms as the agreements previously entered into between us and each of our other Trustees.  We have previously filed a form of indemnification agreement entered into between us and our Trustees with us as Exhibit 10.2 to our Current Report on Form 8-K dated May 16, 2012, which form is incorporated herein by reference.

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
Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information.  We may grant common shares to our officers and other employees of RMR LLC under our 2009 Incentive Share Award Plan, or the 2009 Plan. In addition, each of our Trustees receives common shares as part of his or her annual compensation for serving as a Trustee and such shares are awarded under the 2009 Plan. The terms of awards made under the 2009 Plan are determined by the Compensation Committee of our Board of Trustees, at the time of the awards. The following table is as of December 31, 2016.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders—2009 Plan	None.	None.	1,554,105 (1)
Equity compensation plans not approved by security holders	None.	None.	None.
Total	None.	None.	1,554,105 (1)

(1)	Consists of common shares available for issuance pursuant to the terms of the 2009 Plan. Share awards that are forfeited will be added to the common shares available for issuance under the 2009 Plan.

Payments by us to RMR LLC and RMR LLC employees are described in Notes 6, 7 and 11 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K. The remainder of the information required by Item 12 is incorporated by reference to our definitive Proxy Statement.
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

(b)	Exhibits

Exhibit Number	Description
3.1	Composite Copy of Amended and Restated Declaration of Trust, dated June 8, 2009, as amended to date. (Incorporated by reference to the Company’s Current Report on Form 8-K dated July 28, 2014.)
3.2	Amended and Restated Bylaws of the Company, adopted September 7, 2016. (Incorporated by reference to the Company’s Current Report on Form 8-K dated September 7, 2016.)
4.1	Form of Common Share Certificate. (Incorporated by reference to Amendment No. 2 to the Company’s Registration Statement on Form S-11/A, File No. 333-157455.)
4.2	Indenture, dated as of August 18, 2014, between the Company and U.S. Bank National Association. (Incorporated by reference to the Company’s Current Report on Form 8-K dated August 18, 2014.)
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

10.4	2009 Incentive Share Award Plan.(+) (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, File No. 001-34364.)
10.5	First Amendment to 2009 Incentive Share Award Plan.(+) (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015.)
10.6	Form of Share Award Agreement.(+) (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.)
10.7	Form of Restricted Share Agreement.(+) (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015.)
10.8	Form of Restricted Share Agreement.(+) (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.)
10.9	Form of Indemnification Agreement.(+) (Incorporated by reference to the Company’s Current Report on Form 8-K dated May 16, 2012.)
10.10	Summary of Trustee Compensation.(+) (Incorporated by reference to the Company’s Current Report on Form 8-K/A dated May 17, 2016.)
10.11
Credit Agreement, dated as of November 21, 2014, among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and each of the other financial institutions initially a signatory thereto. (Incorporated by reference to the Company’s Current Report on Form 8-K dated November 21, 2014.)

10.12
Amended and Restated Shareholders Agreement, dated May 21, 2012, among Affiliates Insurance Company, Five Star Quality Care, Inc., Hospitality Properties Trust, Senior Housing Properties Trust, TravelCenters of America LLC, ABP Trust, the Company and Select Income REIT. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.)

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

12.1	Computation of Ratio of Earnings to Fixed Charges. (Filed herewith.)
21.1	Subsidiaries of the Company. (Filed herewith.)
23.1	Consent of Ernst & Young LLP. (Filed herewith.)
23.2	Consent of Sullivan & Worcester LLP. (Contained in Exhibit 8.1.)
31.1	Rule 13a-14(a) Certification. (Filed herewith.)
31.2	Rule 13a-14(a) Certification. (Filed herewith.)
31.3	Rule 13a-14(a) Certification. (Filed herewith.)
31.4	Rule 13a-14(a) Certification. (Filed herewith.)
32.1	Section 1350 Certification. (Furnished herewith.)
99.1	Allocation Agreement, dated as of July 8, 2014, between the Company and The RMR Group LLC. (Incorporated by reference to the Company’s Current Report on Form 8-K dated July 8, 2014.)
99.2	Registration Rights Agreement, dated as of June 5, 2015, between the Company and The RMR Group Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 5, 2015.)
99.3	Audited Financial Statements as of December 31, 2016 for Select Income REIT. (Filed herewith.)
101.1
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Statements of Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these financial statements, tagged as blocks of text and in detail. (Filed herewith.)

(+) Management contract or compensatory plan or arrangement.

Item 16.  Form 10-K Summary
None.

Report of Independent Registered Public Accounting Firm
To the Trustees and Shareholders of Government Properties Income Trust
We have audited the accompanying consolidated balance sheets of Government Properties Income Trust (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of comprehensive income (loss), shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Government Properties Income Trust at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
As discussed in Note 5 to the consolidated financial statements, the Company changed its method for reporting discontinued operations effective July 1, 2014.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Government Properties Income Trust’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 22, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Boston, Massachusetts February 22, 2017

Report of Independent Registered Public Accounting Firm
To the Trustees and Shareholders of Government Properties Income Trust
We have audited Government Properties Income Trust’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Government Properties Income Trust’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Assessment of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Government Properties Income Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2016 consolidated financial statements of Government Properties Income Trust and our report dated February 22, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Boston, Massachusetts February 22, 2017

GOVERNMENT PROPERTIES INCOME TRUST
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

	December 31,
	2016	2015
ASSETS
Real estate properties:
Land	$267,855	$253,058
Buildings and improvements	1,620,905	1,443,074
Total real estate properties, gross	1,888,760	1,696,132
Accumulated depreciation	(296,804)	(255,879)
Total real estate properties, net	1,591,956	1,440,253
Equity investment in Select Income REIT	487,708	491,369
Assets of discontinued operations	12,541	12,468
Assets of property held for sale	—	3,098
Acquired real estate leases, net	124,848	118,267
Cash and cash equivalents	29,941	8,785
Restricted cash	530	1,022
Rents receivable, net	48,458	45,269
Deferred leasing costs, net	21,079	14,299
Other assets, net	68,005	33,680
Total assets	$2,385,066	$2,168,510

LIABILITIES AND SHAREHOLDERS’ EQUITY
Unsecured revolving credit facility	$160,000	$117,000
Unsecured term loans, net	547,171	546,490
Senior unsecured notes, net	646,844	345,809
Mortgage notes payable, net	27,837	136,299
Liabilities of discontinued operations	45	54
Liabilities of property held for sale	—	43
Accounts payable and other liabilities	54,019	50,543
Due to related persons	3,520	2,886
Assumed real estate lease obligations, net	10,626	12,735
Total liabilities	1,450,062	1,211,859

Commitments and contingencies

Shareholders’ equity:
Common shares of beneficial interest, $.01 par value: 100,000,000 shares
authorized, 71,177,906 and 71,126,308 shares issued and outstanding, respectively	712	711
Additional paid in capital	1,473,533	1,472,482
Cumulative net income	96,329	38,486
Cumulative other comprehensive income (loss)	26,957	(14,867)
Cumulative common distributions	(662,527)	(540,161)
Total shareholders’ equity	935,004	956,651
Total liabilities and shareholders’ equity	$2,385,066	$2,168,510
See accompanying notes.

GOVERNMENT PROPERTIES INCOME TRUST
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(amounts in thousands, except per share data)

	Year Ended December 31,
	2016	2015	2014

Rental income	$258,180	$248,549	$251,031

Expenses:
Real estate taxes	30,703	29,906	28,389
Utility expenses	17,269	17,916	19,369
Other operating expenses	54,290	50,425	45,982
Depreciation and amortization	73,153	68,696	66,593
Loss on impairment of real estate	—	—	2,016
Acquisition related costs	1,191	811	1,344
General and administrative	14,897	14,826	15,809
Total expenses	191,503	182,580	179,502

Operating income	66,677	65,969	71,529
Dividend income	971	811	—
Interest income	158	14	69
Interest expense (including net amortization of debt premium and discounts
and debt issuance costs of $2,832, $1,376 and $1,310, respectively)	(45,060)	(37,008)	(28,048)
Gain (loss) on early extinguishment of debt	104	34	(1,307)
Loss on distribution to common shareholders of The RMR Group Inc. common stock	—	(12,368)	—
Net gain (loss) on issuance of shares by Select Income REIT	86	(42,145)	(53)
Loss on impairment of Select Income REIT investment	—	(203,297)	—
Income (loss) from continuing operations before income taxes
and equity in earnings of investees	22,936	(227,990)	42,190
Income tax expense	(101)	(86)	(117)
Equity in earnings of investees	35,518	18,640	10,963
Income (loss) from continuing operations	58,353	(209,436)	53,036
Income (loss) from discontinued operations	(589)	(525)	3,498
Income (loss) before gain on sale of property	57,764	(209,961)	56,534
Gain on sale of property	79	—	—
Net income (loss)	57,843	(209,961)	56,534

Other comprehensive income (loss)
Unrealized gain (loss) on investment in available for sale securities	30,465	(9,391)	—
Equity in unrealized gain (loss) of investees	11,359	(5,513)	(12)
Other comprehensive income (loss)	41,824	(14,904)	(12)
Comprehensive income (loss)	$99,667	$(224,865)	$56,522

Weighted average common shares outstanding (basic)	71,050	70,700	61,313
Weighted average common shares outstanding (diluted)	71,071	70,700	61,399

Per common share amounts:
Income (loss) from continuing operations (basic)	$0.82	$(2.96)	$0.87
Income (loss) from continuing operations (diluted)	$0.82	$(2.96)	$0.86
Income (loss) from discontinued operations (basic and diluted)	$(0.01)	$(0.01)	$0.06
Net income (loss) (basic and diluted)	$0.81	$(2.97)	$0.92

See accompanying notes.

GOVERNMENT PROPERTIES INCOME TRUST
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(dollars in thousands)

	Number of Shares	Common Shares	Additional Paid In Capital	Cumulative Net Income (Loss)	Cumulative Other Comprehensive Income (Loss)	Cumulative Common Distributions	Total
Balance at December 31, 2013	54,722,018	$547	$1,105,679	$191,913	$49	$(308,513)	$989,675
Issuance of shares, net	15,563,559	155	350,558	—	—	—	350,713
Share grants	63,650	1	1,394	—	—	—	1,395
Equity in unrealized loss of investees	—	—	—	—	(12)	—	(12)
Net income	—	—	—	56,534	—	—	56,534
Distributions to common shareholders	—	—	—	—	—	(100,856)	(100,856)
Balance at December 31, 2014	70,349,227	703	1,457,631	248,447	37	(409,369)	1,297,449
Issuance of shares, net	723,222	7	14,039	—	—	—	14,046
Share grants	65,600	1	984	—	—	—	985
Share repurchases	(11,741)	—	(172)	—	—	—	(172)
Equity in unrealized loss of investees	—	—	—	—	(5,513)	—	(5,513)
Unrealized loss on investment in available for sale of securities	—	—	—	—	(9,391)	—	(9,391)
Net loss	—	—	—	(209,961)	—	—	(209,961)
Distributions to common shareholders	—	—	—	—	—	(130,792)	(130,792)
Balance at December 31, 2015	71,126,308	711	1,472,482	38,486	(14,867)	(540,161)	956,651
Share grants	65,900	1	1,388	—	—	—	1,389
Share repurchases	(14,302)	—	(337)	—	—	—	(337)
Equity in unrealized gain of investees	—	—	—	—	11,359	—	11,359
Unrealized gain on investment in available for sale of securities	—	—	—	—	30,465	—	30,465
Net income	—	—	—	57,843	—	—	57,843
Distributions to common shareholders	—	—	—	—	—	(122,366)	(122,366)
Balance at December 31, 2016	71,177,906	$712	$1,473,533	$96,329	$26,957	$(662,527)	$935,004

See accompanying notes.

GOVERNMENT PROPERTIES INCOME TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Year Ended December 31,
	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$57,843	$(209,961)	$56,534
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation	42,489	38,987	37,671
Net amortization of debt premiums and discounts and debt issuance costs	2,832	1,376	1,310
(Gain) loss on early extinguishment of debt	(104)	(34)	1,307
Straight line rental income	(2,691)	(3,978)	(4,495)
Amortization of acquired real estate leases	29,003	28,624	27,713
Amortization of deferred leasing costs	3,265	2,349	2,145
Other non-cash expenses, net	284	817	2,181
Loss on impairment of real estate	—	—	2,016
Increase in carrying value of asset held for sale	—	—	(2,344)
Net gain on sale of properties	(79)	—	(774)
Equity in earnings of investees	(35,518)	(18,640)	(10,963)
Net (gain) loss on issuance of shares by Select Income REIT	(86)	42,145	53
Loss on distribution to common shareholders of The RMR Group Inc. common stock	—	12,368	—
Loss on impairment of Select Income REIT investment	—	203,297	—
Distributions of earnings from Select Income REIT	32,425	21,882	17,046
Change in assets and liabilities:
Restricted cash	492	1,258	(591)
Deferred leasing costs	(10,196)	(4,741)	(3,326)
Rents receivable	1,670	(2,729)	(337)
Other assets	25	515	(419)
Accounts payable and accrued expenses	1,970	1,097	6,400
Due to related persons	634	725	(402)
Net cash provided by operating activities	124,258	115,357	130,725
CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate acquisitions and deposits	(200,331)	—	(56,350)
Real estate improvements	(32,999)	(19,163)	(21,635)
Investment in Select Income REIT	—	(95,821)	(689,969)
Investment in The RMR Group Inc.	—	(7,226)	—
Investment in Affiliates Insurance Company	—	—	(825)
Distributions in excess of earnings from Select Income REIT	17,910	25,148	3,594
Proceeds from sale of properties, net	263	30,460	16,426
Net cash used in investing activities	(215,157)	(66,602)	(748,759)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of mortgage notes payable	(107,933)	(48,908)	(2,221)
Proceeds from issuance of common shares, net	—	—	349,787
Proceeds from issuance of senior notes	310,000	—	347,217
Proceeds from unsecured term loans	—	—	1,050,000
Repayment of unsecured term loans	—	—	(850,000)
Borrowings on unsecured revolving credit facility	399,000	195,000	344,500
Repayments on unsecured revolving credit facility	(356,000)	(78,000)	(501,500)
Payment of debt issuance costs	(10,309)	(21)	(12,765)
Repurchase of common shares	(337)	(172)	—
Distributions to common shareholders	(122,366)	(121,660)	(100,856)
Net cash provided by (used in) financing activities	112,055	(53,761)	624,162

Increase (decrease) in cash and cash equivalents	21,156	(5,006)	6,128
Cash and cash equivalents at beginning of year	8,785	13,791	7,663
Cash and cash equivalents at end of year	$29,941	$8,785	$13,791
See accompanying notes.

GOVERNMENT PROPERTIES INCOME TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Year Ended December 31,
	2016	2015	2014
Supplemental cash flow information:
Interest paid	$41,139	$35,500	$21,334
Income taxes paid	$111	$143	$126
Non-cash investing activities:
Investment in The RMR Group Inc. paid in common shares	$—	$13,545	$—
Sale of property	$3,600	$—	$—
Mortgage note receivable related to sale of property	$(3,600)	$—	$—
Real estate acquisition funded by the assumption of mortgage debt	$—	$—	$(97,524)
Distribution of The RMR Group Inc. common stock received from Select Income REIT	$—	$5,244	$—
Non-cash financing activities:
Assumption of mortgage debt	$—	$—	$97,524
Distribution to common shareholders of The RMR Group Inc. common stock	$—	$(9,132)	$—
See accompanying notes.

GOVERNMENT PROPERTIES INCOME TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 1. Organization
Government Properties Income Trust, or the Company, we or us, is a real estate investment trust, or REIT, formed in 2009 under Maryland law.
As of December 31, 2016, excluding one property (one building) classified as discontinued operations, we owned 73 properties (95 buildings), or our Properties, located in 31 states and the District of Columbia containing approximately 11.4 million rentable square feet.  As of December 31, 2016, we also owned 24,918,421 common shares of beneficial interest, par value $0.01 per share, or approximately 27.9%, of the then outstanding common shares of Select Income REIT, or SIR.
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
We amortize capitalized above market lease values (included in acquired in place real estate leases in our consolidated balance sheets) and below market lease values (presented as assumed real estate lease obligations in our consolidated balance sheets) as a reduction or increase, respectively, to rental income over the terms of the associated leases. Such amortization resulted in net decreases to rental income of $1,457, $1,155, and $868 during the years ended December 31, 2016, 2015 and 2014, respectively. We amortize the value of acquired in place leases (included in acquired real estate leases in our consolidated balance sheets), exclusive of the value of above market and below market acquired in place leases, over the terms of the associated leases. Such amortization, which is included in depreciation and amortization expense, amounted to $27,546, $27,467, and $26,844 during the years ended December 31, 2016, 2015 and 2014, respectively. When a lease is terminated prior to its stated expiration, we write off the unamortized amounts relating to that lease.
Capitalized above market lease values were $39,261 and $37,875 as of December 31, 2016 and 2015, respectively, net of accumulated amortization of $22,753 and $21,469, respectively. Capitalized below market lease values were $20,603 and $25,553 as of December 31, 2016 and 2015, respectively, net of accumulated amortization of $9,977 and $12,818, respectively. The value of acquired in place leases, exclusive of the value of above market and below market acquired in place leases, was $203,368 and $188,471 as of December 31, 2016 and 2015, respectively, net of accumulated amortization of $95,028 and

GOVERNMENT PROPERTIES INCOME TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

$86,610, respectively. As of December 31, 2016, the weighted average amortization periods for capitalized above market leases, lease origination value and capitalized below market lease values were 4.4 years, 5.0 years and 6.7 years, respectively.  Future amortization of net intangible lease assets and liabilities, to be recognized over the current terms of the associated leases as of December 31, 2016 are estimated to be $33,578 in 2017, $28,828 in 2018, $19,853 in 2019, $10,478 in 2020, $7,959 in 2021 and $13,526 thereafter.
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
Equity Method Investments.  We account for our investments in Affiliates Insurance Company, or AIC, and SIR using the equity method of accounting. Significant influence is present through common representation on the boards of trustees or directors of us, AIC and SIR and our significant ownership interest in SIR.  Our Managing Trustees are also the managing trustees of SIR.  Our Managing Trustees are also directors, officers and controlling shareholders (through ABP Trust) of The RMR Group Inc., or RMR Inc. Substantially all of the business of RMR Inc. is conducted by its majority owned subsidiary, The RMR Group LLC, or RMR LLC, which is the manager of us, AIC and SIR. Each of our Trustees is a director of AIC and one of our Independent Trustees is also an independent trustee of SIR. See Notes 7 and 12 for a further discussion of our investments in AIC and SIR.
We periodically evaluate our equity method investments for possible indicators of other than temporary impairment whenever events or changes in circumstances indicate the carrying amount of the investment might not be recoverable. These indicators may include the length of time and the extent to which the market value of our investment is below our carrying value, the financial condition of our investees, our intent and ability to be a long term holder of the investment and other considerations. If the decline in fair value is judged to be other than temporary, we record an impairment charge to adjust the basis of the investment to its estimated fair value.  We recorded a $203,297 loss on impairment of our SIR investment in 2015. See Note 12 for more information on this impairment.
Cash and Cash Equivalents. We consider highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents.
Restricted Cash. Restricted cash consists of amounts escrowed for future real estate taxes, insurance, leasing costs, capital expenditures and debt service, as required by certain of our mortgage debts.
Revenue Recognition. We recognize rental income from operating leases that contain fixed contractual rent changes on a straight line basis over the term of the lease agreements. We increased rental income by $2,691, $3,978 and $4,495 to record revenue on a straight line basis during the years ended December 31, 2016, 2015 and 2014, respectively. Rents receivable include $21,686 and $18,995 of straight line rent receivables at December 31, 2016 and 2015, respectively.
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
Deferred Leasing Costs. Deferred leasing costs include brokerage, legal and other fees associated with our entering leases and we amortize those costs, which are included in depreciation and amortization expense, on a straight line basis over the terms of the respective leases. Deferred leasing costs totaled $28,039 and $20,300 at December 31, 2016 and 2015, respectively, and accumulated amortization of deferred leasing costs totaled $6,960 and $6,001 at December 31, 2016 and 2015, respectively. Future amortization of deferred leasing costs to be recognized during the current terms of our existing leases as of December 31, 2016, are estimated to be $3,598 in 2017, $3,279 in 2018, $3,115 in 2019, $2,521 in 2020, $2,086 in 2021 and $6,480 thereafter.

GOVERNMENT PROPERTIES INCOME TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Available for Sale Securities. As of December 31, 2016, we owned 1,214,225 common shares of class A common stock of RMR Inc. Our investment in RMR Inc. is classified as an available for sale security. Available for sale securities are recorded at fair value based on their quoted market price at the end of each reporting period. Unrealized gains and losses on available for sale securities are recorded as a component of cumulative other comprehensive income (loss) in shareholders’ equity. As further described in Note 7, we initially acquired 1,541,201 shares of class A common stock of RMR Inc. on June 5, 2015 for cash and share consideration of $17,462. We concluded, for accounting purposes, that the cash and share consideration we paid for our investment in these shares represented a discount to the fair value of these shares. We initially accounted for this investment under the cost method of accounting and recorded this investment at its estimated fair value of $39,833 as of June 5, 2015 using Level 3 inputs, as defined in the fair value hierarchy under U.S. generally accepted accounting principles, or GAAP.  As a result, we recorded a liability for the amount by which the estimated fair value of these shares exceeded the price we paid for these shares. This liability is included in accounts payable and other liabilities in our consolidated balance sheets. This liability is being amortized on a straight line basis through December 31, 2035 as an allocated reduction to our business management and property management fee expense. We amortized $1,087 and $1,268 of this liability during the years ended December 31, 2016 and 2015, respectively.  These amounts are included in the net business management and property management fee amounts for such periods. As of December 31, 2016, the remaining unamortized amount of this liability was $20,667.
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
Debt Issuance Costs. Debt issuance costs include capitalized issuance or assumption costs related to borrowings, which are amortized to interest expense over the terms of the respective loans. Debt issuance costs, net of accumulated amortization, for our revolving credit facility are included in other assets in our consolidated balance sheets. As of December 31, 2016 and 2015, debt issuance costs for our revolving credit facility were $5,234 and $5,234, respectively, and accumulated amortization of debt issuance costs for our revolving credit facility were $2,617 and $1,385, respectively. Debt issuance costs, net of accumulated amortization, for our unsecured term loans, senior unsecured notes and mortgage notes payable are presented as a direct deduction from the associated debt liability in our consolidated balance sheets. As of December 31, 2016 and 2015, debt issuance costs, net of accumulated amortization, for our unsecured term loans, senior unsecured notes, and mortgage notes payable totaled $14,725 and $6,026, respectively. Future amortization of debt issuance costs to be recognized with respect to our revolving credit facility, unsecured term loans, senior unsecured notes and mortgage notes as of December 31, 2016 are estimated to be $2,892 in 2017, $2,896 in 2018, $1,639 in 2019, $779 in 2020, $640 in 2021 and $8,496 thereafter.
Income Taxes. We have elected to be taxed as a REIT under the United States Internal Revenue Code of 1986, as amended, or the IRC, and, accordingly, we generally will not be subject to federal income taxes provided we distribute our taxable income and meet certain other requirements to qualify as a REIT. We are, however, subject to certain state and local taxes.
Cumulative Other Comprehensive Income (Loss). Cumulative other comprehensive income (loss) represents the unrealized gain (loss) on the RMR Inc. shares we own and our share of the cumulative comprehensive income (loss) of our equity method investees, SIR and AIC.  See Notes 2, 7 and 12 for further information regarding these investments.

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
Per Common Share Amounts. We calculate basic earnings per common share by dividing net income (loss) by the weighted average number of our common shares of beneficial ownership, $.01 par value, or our common shares, outstanding during the period. We calculate diluted earnings per share using the more dilutive of the two class method or the treasury stock method.  Unvested share awards and other potentially dilutive common shares and the related impact on earnings, are considered when calculating diluted earnings per share.

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
Note 3.    Weighted Average Common Shares

The following table provides a reconciliation of the weighted average number of common shares used in the calculation of basic and diluted earnings per share (in thousands):

	For the Year Ended December 31,
	2016	2015	2014
Weighted average common shares for basic earnings per share	71,050	70,700	61,313
Effect of dilutive securities: unvested share awards	21	—	86
Weighted average common shares for diluted earnings per share	71,071	70,700	61,399
Note 4.    Recent Accounting Pronouncements

On January 1, 2016, we adopted the Financial Accounting Standards Board, or FASB, Accounting Standards Update, or ASU, No. 2015-02, Consolidation. Among other things, this update changes how an entity determines the primary beneficiary of a variable interest entity. The implementation of this update did not have an impact in our consolidated financial statements.

On January 1, 2016, we adopted FASB ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability, and FASB ASU No. 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements —Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting, which addresses the presentation of debt issuance costs related to line of credit arrangements. The implementation of these updates resulted in the reclassification of certain of our capitalized debt issuance costs as an offset to the associated debt liability in our consolidated balance sheets. The classification of capitalized debt issuance costs related to our revolving credit facility remains unchanged in accordance with ASU No. 2015-15. As of December 31, 2015, debt issuance costs related to our unsecured term loans, senior unsecured notes and mortgage notes payable of $3,510, $2,172 and $344, respectively, were reclassified from assets to the associated debt liability in our consolidated balance sheets.

On January 1, 2016, we adopted FASB ASU No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, which eliminates the requirement for an acquirer in a business combination to account for measurement period adjustments retrospectively. Instead, acquirers must recognize measurement period adjustments during the period in which they determine the amounts, including the effect on earnings of any amounts they would have recorded in previous periods if the accounting had been completed at the acquisition date. The implementation of this update did not have an impact in our consolidated financial statements.

On December 31, 2016, we adopted FASB ASU No. 2014-15, Presentation of Financial Statements—Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This update requires an entity to evaluate whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the financial statements are available to be issued when applicable) and to provide related footnote disclosures in certain circumstances. The implementation of this update did not have an impact in our consolidated financial statements.

In 2014, the FASB issued ASU No. 2014-09, Revenue From Contracts With Customers ("ASU 2014-09"), which outlines a comprehensive model for entities to use in accounting for revenue arising from contracts with customers. ASU No. 2014-09 states that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” While ASU No. 2014-09 specifically references contracts with customers, it may apply to certain other transactions such as the sale of real estate or equipment. In 2015, the FASB provided for a one-year deferral of the effective date for ASU No. 2014-09, which is now effective for us beginning January 1, 2018. A substantial portion of our revenue consists of rental income from leasing arrangements, which is specifically excluded from ASU 2014-09. We are continuing to evaluate ASU No. 2014-09 (and related clarifying guidance issued by the FASB); however, we do not expect its adoption to have a significant impact on the timing of our revenue recognition in the consolidated financial statements with the exception of profit recognition on real estate sales. We

GOVERNMENT PROPERTIES INCOME TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

currently have a deferred gain on sale of real estate of $712 that would have been recognized in 2021 or upon repayment of a promissory note we received in connection with the sale but will be recognized in its entirety upon adoption of the standard.

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which changes how entities measure certain equity investments and present changes in the fair value of financial liabilities measured under the fair value option that are attributable to their own credit. This update is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted subject to certain conditions. Currently, changes in fair value of these investments are recorded through other comprehensive income (loss). ASU No. 2016-01 states that these changes will be recorded through earnings. We are continuing to evaluate this guidance, but we expect the implementation of this guidance will affect how changes in the fair value of available for sale securities we hold are presented in our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases, which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). ASU No. 2016-02 requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right of use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales type leases, direct financing leases and operating leases. ASU No. 2016-02 is effective for reporting periods beginning after December 15, 2018, with early adoption permitted. We are currently assessing the potential impact the adoption of ASU No. 2016-02 will have in our consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation, which identifies areas for simplification involving several aspects of accounting for share based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. ASU No. 2016-09 is effective for reporting periods beginning after December 31, 2016. We do not expect the adoption of ASU No. 2016-09 to have a material impact in our consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires that entities use a new forward looking “expected loss” model that generally will result in the earlier recognition of allowance for credit losses. The measurement of expected credit losses is based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. ASU No. 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. We are currently assessing the potential impact that adoption of ASU No. 2016-13 will have in our consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which clarifies how companies present and classify certain cash receipts and cash payments in the statement of cash flows. ASU No. 2016-15 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We are currently assessing the potential impact that adoption of ASU No. 2016-15 will have in our consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash, which clarifies how companies should present restricted cash and restricted cash equivalents. Companies will show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. The new standard requires a reconciliation of the totals in the statement of cash flows to the related captions in the balance sheet. ASU No. 2016-18 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We are currently assessing the potential impact that adoption of ASU No. 2016-18 will have in our consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Clarifying the Definition of a Business, which provides additional guidance on evaluating whether transactions should be accounted for as an acquisition (or disposal) of assets or of a business. The update defines three requirements for a set of assets and activities (collectively referred to as a “set”) to be considered a business: inputs, processes and outputs. ASU No. 2017-01 is effective for annual periods beginning after

GOVERNMENT PROPERTIES INCOME TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

December 15, 2017, including interim periods within those fiscal years. This update will be applied prospectively to any transactions occurring within the period of adoption. We are currently assessing the impact of the update; however, subsequent to adoption we believe certain property acquisitions which under previous guidance would have been accounted for as business combinations will be accounted for as acquisitions of assets. In an acquisition of assets, certain acquisition costs are capitalized as opposed to expensed under business combination guidance.

Note 5. Real Estate Properties
As of December 31, 2016, we owned 73 properties (95 buildings), with an undepreciated carrying value of $1,888,760, excluding one property (one building) classified as discontinued operations with an undepreciated carrying value of $12,260. We generally lease space at our properties on a gross lease or modified gross lease basis pursuant to fixed term contracts expiring between 2017 and 2032.  Our leases generally require us to pay all or some property operating expenses and to provide all or most property management services.  During the year ended December 31, 2016, we entered into 61 leases for 1,613,041 rentable square feet, including a 25,579 square foot expansion to be constructed at an existing property, for a weighted (by rentable square feet) average lease term of 8.6 years and we made commitments for approximately $38,489 of leasing related costs. As of December 31, 2016, we have estimated unspent leasing related obligations of $26,459 plus we have committed to redevelop and expand an existing property at an estimated cost to complete of approximately $15,355. During the year ended December 31, 2016, we capitalized $52 of interest expense related to the redevelopment and expansion of the existing property referenced above.

Our future minimum lease payments related to our properties, excluding one property (one building) classified as discontinued operations, and estimated real estate tax and other expense reimbursements scheduled to be received during the current terms of the existing leases as of December 31, 2016 are as follows:

2017	$242,867
2018	219,676
2019	190,106
2020	140,014
2021	118,815
Thereafter	364,419
$1,275,897
Certain of our government tenants have the right to terminate their leases before the lease term expires. As of December 31, 2016, excluding one property (one building) classified as discontinued operations, government tenants who currently represent approximately 6.6% of our total future minimum lease payments have currently exercisable rights to terminate their leases before the stated terms of their leases expire. In 2017, 2018, 2019, 2020, 2021, 2022, 2023, 2026 and 2027, early termination rights become exercisable by other government tenants who currently represent an additional approximately 1.8%, 1.8%, 7.3%, 12.8%, 1.3%, 4.6%, 2.8%, 3.7%, and 2.2% of our total future minimum lease payments, respectively. In addition, as of December 31, 2016, 15 of our government tenants have the currently exercisable right to terminate their leases if the respective legislature or other funding authority does not appropriate the funding necessary for the government tenant to meet its obligation. These 15 tenants represent approximately 18.8% of our total future minimum lease payments as of December 31, 2016.

GOVERNMENT PROPERTIES INCOME TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Acquisition Activities
During the year ended December 31, 2016, we acquired three properties (five buildings) with a combined 830,185 rentable square feet and a land parcel adjacent to one of our existing properties for an aggregate purchase price of $199,031, excluding acquisition costs. Our allocation of the purchase price of these acquisitions based on the estimated fair value of the acquired assets and assumed liabilities is presented in the table below.

			Number
			of				Buildings	Other		Acquired
Acquisition			Properties/	Square	Purchase		and	Assumed	Acquired	Lease
Date	Location	Type	Buildings	Feet	Price (1)	Land	Improvements	Assets	Leases	Obligations
1/29/2016	Sacramento, CA(2)	Office	1 / 1	337,811	$79,235	$4,688	$61,722	$2,167	$11,245	$(587)
7/6/2016	Atlanta, GA(3)	Land	—	—	1,670	1,670	—	—	—	—
12/20/2016	Rancho Cordova, CA(2)(4)	Office	1 / 1	82,896	13,943	1,465	8,537	—	3,941	—
12/22/2016	Chantilly, VA(2)(4)	Office	1 / 3	409,478	104,183	6,974	74,116	—	23,093	—
			3 / 5	830,185	$199,031	$14,797	$144,375	$2,167	$38,279	$(587)

(1)	Excludes acquisition costs.

(2)	Accounted for as a business combination.

(3)
On July 6, 2016, we acquired a land parcel adjacent to on our existing properties for $1,623. We accounted for this transaction as an asset acquisition and capitalized acquisition related costs of $47.

(4)
The allocation of the purchase price is based on preliminary estimates and may change upon the completion of (i) third party valuations and (ii) our analysis of acquired in place lease and land and building valuations.

In August 2016, we entered an agreement to acquire transferable development rights that would allow us to expand a property we own in Washington, D.C. for a purchase price of $2,030, excluding acquisition costs.

In January 2017, we acquired an office property (one building) located in Manassas, VA with 69,374 rentable square feet for a purchase price of $13,200, excluding acquisition related costs.

Our pending acquisitions are subject to conditions; accordingly, we cannot be sure that we will complete these acquisitions or that these acquisitions will not be delayed or the terms of these acquisitions will not change.

Disposition Activities – Continuing Operations
In July 2016, we sold an office property (one 1 building ) in Savannah, GA with 35,228 rentable square feet that had a net book value of $2,986 for $4,000, excluding closing costs. In connection with this sale, we provided $3,600 of mortgage financing to the buyer. The mortgage note requires interest to be paid at an annual rate of LIBOR plus 4.0%, subject to a minimum annual interest rate of 5.0%, and requires monthly payments of interest only until maturity on June 30, 2021. This sales transaction did not qualify for full gain recognition under GAAP and is being accounted for under the installment method. Accordingly, we recognized a gain on sale of real estate of $79 during the year ended December 31, 2016 and recorded a deferred gain of $712, which we currently expect to recognize when the mortgage note is repaid. The mortgage note receivable of $3,600, net of the $712 deferred gain, is included in other assets in our consolidated balance sheet at December 31, 2016.

GOVERNMENT PROPERTIES INCOME TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

We classified this property as held for sale as of June 30, 2016. The results of operations for this property were included in continuing operations in our consolidated financial statements up to the date of sale.  Summarized balance sheet information for the property as of December 31, 2015 is as follows:

December 31,
2015
Real estate properties, net	$3,071
Rents receivable	1
Other assets	26
Assets of property held for sale	$3,098

Other liabilities	$43
Liabilities of property held for sale	$43

Disposition Activities – Discontinued Operations
In March 2016, we entered an agreement to sell an office property (one building) in Falls Church, VA with 164,746 rentable square feet and a net book value of $12,282 at December 31, 2016.  The contract sales price is $13,148, excluding closing costs.  This sale is subject to conditions, and we cannot be sure that the sale of this property will occur, that the sale will not be delayed or that its terms will not change.

Results of operations for two properties (two buildings) we sold in 2014 and the Falls Church, VA property (one building) disclosed above, which qualified as held for sale prior to our adoption in 2014 of ASU No. 2014-8, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, are classified as discontinued operations in our consolidated financial statements. Summarized balance sheet and income statement information for the properties classified as discontinued operations is as follows:

Balance Sheets

	December 31,	December 31,
	2016	2015
Real estate properties, net	$12,260	$12,260
Other assets	281	208
Assets of discontinued operations	$12,541	$12,468

Other liabilities	$45	$54
Liabilities of discontinued operations	$45	$54

Statements of Operations

	Year Ended December 31,
	2016	2015	2014
Rental income	$68	$114	$1,673
Real estate taxes	(97)	(92)	(427)
Utility expenses	(146)	(161)	(226)
Other operating expenses	(300)	(272)	(459)
General and administrative	(114)	(114)	(181)
Increase in carrying value of asset held for sale	—	—	2,344
Net gain on sale of properties	—	—	774
Income (loss) from discontinued operations	$(589)	$(525)	$3,498

Note 6. Business and Property Management Agreements with RMR LLC
We have no employees. The personnel and various services we require to operate our business are provided to us by RMR LLC. We have two agreements with RMR LLC to provide management services to us: (1) a business management

GOVERNMENT PROPERTIES INCOME TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

agreement, which relates to our business generally, and (2) a property management agreement, which relates to our property level operations. See Note 7 for further information regarding our relationship, agreements and transactions with RMR LLC.
Fees. Our management agreements with RMR LLC provide for an annual base management fee, an annual incentive management fee and property management and construction supervision fees, payable in cash:

•	Base Management Fee. The annual base management fee payable to RMR LLC by us for each applicable period is equal to the lesser of:

◦
the sum of (a) 0.5% of the average aggregate historical cost of the real estate assets acquired from a REIT to which RMR LLC provided business management or property management services, or the Transferred Assets, plus (b) 0.7% of the average aggregate historical cost of our real estate investments excluding the Transferred Assets up to $250,000, plus (c) 0.5% of the average aggregate historical cost of our real estate investments excluding the Transferred Assets exceeding $250,000; and

◦
the sum of (a) 0.7% of the average closing price per share of our common shares on the applicable stock exchange on which such shares are principally traded during such period, multiplied by the average number of our common shares outstanding during such period, plus the daily weighted average of the aggregate liquidation preference of each class of our preferred shares outstanding during such period, plus the daily weighted average of the aggregate principal amount of our consolidated indebtedness during such period, or, together, our Average Market Capitalization, up to $250,000, plus (b) 0.5% of our Average Market Capitalization exceeding $250,000.

The average aggregate historical cost of our real estate investments includes our consolidated assets invested, directly or indirectly, in equity interests in or loans secured by real estate and personal property owned in connection with such real estate (including acquisition related costs and costs which may be allocated to intangibles or are unallocated), all before reserves for depreciation, amortization, impairment charges or bad debts or other similar non-cash reserves; provided, however, we do not include our ownership of SIR common shares as part of our real estate investments for purposes of calculating our base management fee due to RMR LLC since SIR pays separate management fees to RMR LLC.

•	Incentive Fee. The incentive fee which may be earned by RMR LLC for an annual period is calculated as follows:

◦	An amount, subject to a cap, based on the value of our common shares outstanding, equal to 12% of the product of:

▪	our equity market capitalization on the last trading day of the year immediately prior to the relevant measurement period, and

▪
the amount (expressed as a percentage) by which the total returns per share realized by our common shareholders (i.e., share price appreciation plus dividends) exceeds the total shareholder return of the SNL U.S. REIT Equity Index (in each case subject to certain adjustments) for the relevant measurement period.

◦
The measurement periods are generally three year periods ending with the year for which the incentive fee is being calculated, with shorter periods applicable in the case of the calculation of the incentive fee for 2015 (two years) and 2014 (one year).

◦
The benchmark return per share is adjusted if our total return per share exceeds 12% per year in any measurement period and, generally, no incentive management fee is payable by us unless our total return per share during the measurement period is positive.

◦
The incentive management fee is subject to a cap equal to the value of 1.5% of the number of our common shares then outstanding multiplied by the average closing price of our common shares during the 10 consecutive trading days having the highest average closing prices during the final 30 trading days of the relevant measurement period.

GOVERNMENT PROPERTIES INCOME TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

◦
If our financial statements are restated due to material non-compliance with any financial reporting requirements under the securities laws as a result of the bad faith, fraud, willful misconduct or gross negligence of RMR LLC, for one or more periods in respect of which RMR LLC received an incentive management fee, the incentive management fee payable with respect to periods for which there has been a restatement shall be recalculated by, and approved by a majority vote of, our Independent Trustees, and RMR LLC may be required to pay us an amount equal to the value in excess of that which RMR LLC would have received based upon the incentive management fee as recalculated, either in cash or our common shares.

•
Property Management and Construction Supervision Fees. The property management fees payable to RMR LLC by us for each applicable period are equal to 3.0% of gross collected rents and the construction supervision fees payable to RMR LLC by us for each applicable period are equal to 5.0% of construction costs.

Pursuant to our business management agreement with RMR LLC, we recognized net business management fees of $10,222, $9,934 and $10,226 for the years ended December 31, 2016, 2015 and 2014, respectively. The net business management fees we recognized are included in general and administrative expenses for these periods. The net business management fees we recognized for the years ended December 31, 2016 and 2015 reflect a reduction of $603 and $372, respectively, for the amortization of the liability we recorded in connection with the Up-C Transaction, as further described in Note 2 under “Available for Sale Securities.”
In accordance with the then applicable terms of our business management agreement, we issued 19,339 of our common shares to RMR LLC for the period from January 1, 2015 to May 31, 2015, and we issued 42,442 of our common shares to RMR LLC for the year ended December 31, 2014, in each case as payment for a part of the base business management fee we recognized. Beginning June 1, 2015, all management fees under our business management agreement are paid in cash. No incentive fee was payable to RMR LLC under our business management agreement for the years ended December 31, 2016, 2015 or 2014.
Pursuant to our property management agreement with RMR LLC, we recognized aggregate net property management and construction supervision fees of $8,949, $7,977 and $8,203 for the years ended December 31, 2016, 2015 and 2014, respectively. These amounts are included in other operating expenses or have been capitalized, as appropriate, in our consolidated financial statements.
Expense Reimbursement. We are generally responsible for all of our operating expenses, including certain expenses incurred by RMR LLC on our behalf. Our property level operating expenses are generally incorporated into rents charged to our tenants, including certain payroll and related costs incurred by RMR LLC. We reimbursed RMR LLC $12,276, $9,641 and $7,982 for property management related expenses for the years ended December 31, 2016, 2015 and 2014, respectively. These amounts are included in other operating expenses in our consolidated statements of comprehensive income (loss) for these periods. We are generally not responsible for payment of RMR LLC’s employment, office or administrative expenses incurred to provide management services to us, except for the employment and related expenses of RMR LLC’s employees assigned to work exclusively or partly at our properties, our share of the wages, benefits and other related costs of centralized accounting personnel and our share of RMR LLC’s costs for providing our internal audit function. Our Audit Committee appoints our Director of Internal Audit and our Compensation Committee approves the costs of our internal audit function. The amounts recognized as expense for internal audit costs were $235, $252 and $286 for the years ended December 31, 2016, 2015 and 2014, respectively. These amounts are included in general and administrative expenses in our consolidated statements of comprehensive income (loss) for these periods.
Term. Our management agreements with RMR LLC have terms that end on December 31, 2036, and automatically extend on December 31st of each year for an additional year, so that the terms of our management agreements thereafter end on the 20th anniversary of the date of the extension.
Termination Rights. We have the right to terminate one or both of our management agreements with RMR LLC: (1) at any time on 60 days’ written notice for convenience, (2) immediately on written notice for cause, as defined therein, (3) on 60 days’ written notice given within 60 days after the end of an applicable calendar year for a performance reason, as defined therein, and (4) by written notice during the 12 months following a change of control of RMR LLC, as defined therein. RMR LLC has the right to terminate the management agreements for good reason, as defined therein.

GOVERNMENT PROPERTIES INCOME TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Termination Fee. If we terminate one or both of our management agreements with RMR LLC for convenience, or if RMR LLC terminates one or both of our management agreements for good reason, we have agreed to pay RMR LLC a termination fee in an amount equal to the sum of the present values of the monthly future fees, as defined therein, for the terminated management agreement(s) for the term that was remaining prior to such termination, which, depending on the time of termination, would be between 19 and 20 years. If we terminate one or both of our management agreements with RMR LLC for a performance reason, we have agreed to pay RMR LLC the termination fee calculated as described above, but assuming a 10 year term was remaining prior to the termination. We are not required to pay any termination fee if we terminate our management agreements with RMR LLC for cause, or as a result of a change of control of RMR LLC.
Transition Services. RMR LLC has agreed to provide certain transition services to us for 120 days following an applicable termination by us or notice of termination by RMR LLC, including cooperating with us and using commercially reasonable efforts to facilitate the orderly transfer of the management and real estate investment services provided under our business management agreement and to facilitate the orderly transfer of the management of the managed properties, as applicable.
Vendors. Pursuant to our management agreements with RMR LLC, RMR LLC may from time to time negotiate on our behalf with certain third party vendors and suppliers for the procurement of goods and services to us. As part of this arrangement, we may enter agreements with RMR LLC and other companies to which RMR LLC provides management services for the purpose of obtaining more favorable terms from such vendors and suppliers.

Note 7. Related Person Transactions
We have relationships and historical and continuing transactions with RMR LLC, RMR Inc. and others related to them. RMR LLC is a subsidiary of RMR Inc. One of our Managing Trustees, Adam Portnoy, is a managing director, president, chief executive officer and controlling shareholder (through ABP Trust) of RMR Inc. and an officer of RMR LLC. Our other Managing Trustee, Barry Portnoy, is a managing director, officer and controlling shareholder (through ABP Trust) of RMR Inc. and an officer of RMR LLC. ABP Trust is owned by Adam Portnoy and Barry Portnoy. Adam Portnoy and Barry Portnoy also own class A membership units of RMR LLC (through ABP Trust). Each of our executive officers is also an officer of RMR LLC. Our Independent Trustees also serve as independent directors or independent trustees of other companies to which RMR LLC or its affiliates provide management services. Barry Portnoy serves as a managing director or managing trustee of all of the public companies to which RMR LLC or its affiliates provide management services and Adam Portnoy serves as a managing trustee of a majority of those companies. In addition, officers of RMR LLC and RMR Inc. serve as our officers and officers of other companies to which RMR LLC or its affiliates provide management services. See Note 6 for further information regarding our relationship with RMR LLC.
Our Manager, RMR LLC. We have two agreements with RMR LLC to provide management services to us: (1) a business management agreement, which relates to our business generally, and (2) a property management agreement, which relates to our property level operations. See Note 6 for further information regarding our management agreements with RMR LLC.
Leases With RMR LLC. We lease office space to RMR LLC in certain of our properties for RMR LLC’s property management offices. Pursuant to our lease agreements with RMR LLC, we recognized rental income from RMR LLC for leased office space of $366, $341 and $61 for the years ended December 31, 2016, 2015 and 2014, respectively. Our office space leases with RMR LLC are terminable by RMR LLC if our management agreements with RMR LLC are terminated.
Share Awards to RMR LLC Employees. We have historically granted share awards to certain RMR LLC employees under our equity compensation plan. During the years ended December 31, 2016, 2015 and 2014, we awarded annual share grants of 53,400, 53,100 and 51,150 of our common shares, respectively, to our officers and to other employees of RMR LLC, valued at $1,183, $841 and $1,191, respectively, based upon the closing price of our common shares on the applicable stock exchange on which our common shares were listed on the dates of grant. One fifth of these awards vested on the applicable grant dates and one fifth vests on each of the next four anniversaries of the grant dates. These awards to RMR LLC employees are in addition to the share awards granted to Adam Portnoy and Barry Portnoy, our Managing Trustees, and the fees we paid to RMR LLC. During 2016 and 2015, we purchased some of our common shares from our officers and certain other employees of RMR LLC in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of our common shares. See Note 11 for further information regarding these purchases.

GOVERNMENT PROPERTIES INCOME TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Acquisition of Interest in RMR LLC, Our Manager. On June 5, 2015, we and three other REITs to which RMR LLC provides management services - Hospitality Properties Trust, SIR and Senior Housing Properties Trust, or collectively, the Other REITs - participated in a transaction, or the Up-C Transaction, by which we and the Other REITs each acquired shares of class A common stock of RMR Inc. The Up-C Transaction was completed pursuant to a transaction agreement by and among us, RMR LLC, its then sole member, ABP Trust, and RMR Inc. and similar transaction agreements that each Other REIT entered into with RMR LLC, ABP Trust and RMR Inc. As part of the Up-C Transaction and concurrently with entering into the transaction agreements, on June 5, 2015, among other things:

•	We contributed 700,000 of our common shares and $3,917 in cash to RMR Inc. and RMR Inc. issued 1,541,201 shares of its class A common stock to us.

•	We agreed to distribute approximately half of the shares of class A common stock of RMR Inc. issued to us in the Up-C Transaction to our shareholders as a special distribution.

•
We entered into amended and restated business and property management agreements with RMR LLC which, among other things, amended the term, termination and termination fee provisions of those agreements. See Note 6 for further information regarding our management agreements with RMR LLC.

•
We entered into a registration rights agreement with RMR Inc. covering the shares of class A common stock of RMR Inc. issued to us in the Up-C Transaction, pursuant to which we received demand and piggyback registration rights, subject to certain limitations.

•
We entered into a lock up and registration rights agreement with ABP Trust, Adam Portnoy and Barry Portnoy pursuant to which they agreed not to transfer the 700,000 of our common shares ABP Trust received in the Up-C Transaction for a 10 year period ending on June 5, 2025 and we granted them certain registration rights, subject, in each case, to certain exceptions.

Each Other REIT participated in the Up-C Transaction in a similar manner. After giving effect to the Up-C Transaction, RMR LLC became a subsidiary of RMR Inc. and RMR Inc. became the managing member of RMR LLC.
Pursuant to the transaction agreements for the Up-C Transaction, on December 14, 2015, we distributed 768,032 shares of class A common stock of RMR Inc. to our shareholders as a special distribution, which represented approximately half of the shares of class A common stock of RMR Inc. issued to us in the Up-C Transaction; each Other REIT also distributed approximately half of the shares of class A common stock of RMR Inc. issued to it in the Up-C Transaction to its respective shareholders. As a shareholder of SIR we received 441,056 class A common shares of RMR Inc. included in such shares that SIR distributed to its shareholders. RMR Inc. facilitated these distributions by filing a registration statement with the SEC to register the shares of class A common stock of RMR Inc. being distributed and by listing those shares on The NASDAQ Stock Market LLC, or Nasdaq. In connection with this distribution, we recognized a non-cash loss of $12,368 in the fourth quarter of 2015 as a result of the closing price of the class A common stock of RMR Inc. being lower than our carrying amount per share on the distribution date. See Notes 2 and 10 for information regarding the fair value of our investment in RMR Inc. as of December 31, 2016.
Through their ownership of class A common stock of RMR Inc., class B-1 common stock of RMR Inc., class B-2 common stock of RMR Inc. and class A membership units of RMR LLC, as of December 31, 2016, Adam Portnoy and Barry Portnoy in aggregate hold, directly and indirectly, a 51.9% economic interest in RMR LLC and control 91.5% of the voting power of outstanding capital stock of RMR Inc. We currently hold 1,214,225 shares of class A common stock of RMR Inc., including 441,056 shares of class A common stock of RMR Inc. that SIR distributed to us as a result of our ownership of SIR common shares.
EQC. We were formerly a 100% owned subsidiary of Equity Commonwealth, or EQC. In 2009, we completed our initial public offering and ceased to be a majority owned subsidiary of EQC. One of our Managing Trustees, Adam Portnoy, was the president of EQC until May 23, 2014 and a managing trustee of EQC until March 25, 2014. Our other Managing Trustee, Barry Portnoy, was a managing trustee of EQC until March 25, 2014. RMR LLC generally provided business and property management services to EQC until September 30, 2014, when the applicable management agreements were terminated, except that RMR LLC provided management services to EQC in respect of EQC’s Australian assets and certain transition services to EQC until October 31, 2015.

GOVERNMENT PROPERTIES INCOME TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

On July 8, 2014, we and RMR LLC entered into a stock purchase agreement, or the purchase agreement, with EQC, pursuant to which, on July 9, 2014, we acquired from EQC 21,500,000 SIR common shares, and RMR LLC acquired from EQC 500,000 SIR common shares. Our cash purchase price was equal to $677,500, or $31.51 per share, plus $11,300, or $0.53 per share, of accrued dividends as defined in the purchase agreement, for a total of $688,800, before acquisition related costs. RMR LLC purchased its 500,000 SIR common shares on the same terms, including for the same per share amounts that we paid. In addition, we and RMR LLC agreed, among other things, to indemnify EQC for certain claims related to the acquisition. In connection with the indemnity, we and RMR LLC entered into an allocation agreement with regard to our respective liabilities in the event of a claim for indemnification.
On July 23, 2014, we and EQC agreed to terminate the provisions of a transaction agreement that we entered into in 2009 with EQC in connection with our initial public offering. The agreement had placed restrictions on both our and EQC’s investments in real property and provided certain rights of first refusal with respect to properties which we or EQC determined to divest.
Since March 25, 2014, we have not considered EQC to be a related party.
SIR. We are SIR’s largest shareholder, owning approximately 27.9% of the outstanding SIR common shares as of December 31, 2016. RMR LLC provides management services to both us and SIR. Our Managing Trustees, Adam Portnoy and Barry Portnoy, are also managing trustees of SIR. One of our Independent Trustees also serves as an independent trustee of SIR and our President and Chief Operating Officer also serves as the president and chief operating officer of SIR.
On February 28, 2015, we entered into a share purchase agreement, or the SIR Purchase Agreement, with Lakewood Capital Partners, LP, or Lakewood, and certain other related persons, or the Lakewood Parties, and, for the purpose of specified sections, SIR, pursuant to which, on March 4, 2015, we acquired from Lakewood 3,418,421 SIR common shares, representing approximately 3.9% of the then outstanding SIR common shares, for $95,203.
On February 28, 2015, our Managing Trustees, Adam Portnoy and Barry Portnoy, entered into similar separate share purchase agreements with the Lakewood Parties pursuant to which, on March 4, 2015, Adam Portnoy and Barry Portnoy acquired 87,606 and 107,606  SIR common shares, respectively, from Lakewood and, on March 5, 2015, Adam Portnoy and Barry Portnoy each acquired 2,429 SIR common shares from William H. Lenehan, one of the Lakewood Parties.
AIC. We, ABP Trust, SIR and four other companies to which RMR LLC provides management services currently own AIC, an Indiana insurance company, in equal amounts and are parties to an amended and restated shareholders agreement regarding AIC. All of our Trustees and all of the trustees and directors of the other AIC shareholders currently serve on the board of directors of AIC. RMR LLC provides management and administrative services to AIC pursuant to a management and administrative services agreement with AIC. Pursuant to this agreement, AIC pays RMR LLC a service fee equal to 3.0% of the total annual earned premiums payable under then active policies issued or underwritten by AIC or by a vendor or an agent of AIC on its behalf or in furtherance of AIC’s business.
We and the other AIC shareholders participate in a combined property insurance program arranged and reinsured in part by AIC. We paid aggregate annual premiums, including taxes and fees, of $1,032, $1,277 and $526 in connection with this insurance program for the policy years ending June 30, 2017, 2016 and 2015, respectively, which amount for the current policy year ending June 30, 2017 may be adjusted from time to time as we acquire and dispose of properties that are included in this insurance program.
As of December 31, 2016, 2015 and 2014, our investment in AIC had a carrying value of $7,235, $6,946 and $6,946, respectively. These amounts are included in other assets in our consolidated balance sheets. We recognized income of $137, $20 and $87 related to our investment in AIC for the years ended December 31, 2016, 2015 and 2014, respectively. Our other comprehensive income (loss) includes our proportionate part of unrealized gains (losses) on securities which are owned by AIC of $152, ($20) and $2 related to our investment in AIC for the years ended December 31, 2016, 2015 and 2014, respectively.
Directors’ and Officers’ Liability Insurance. We, RMR Inc., RMR LLC and certain companies to which RMR LLC provides management services, including SIR, participate in a combined directors’ and officers’ liability insurance policy. The combined policy expires in September 2018. We paid aggregate premiums of $106, $316 and $529 in 2016, 2015 and 2014, respectively, for these policies.

GOVERNMENT PROPERTIES INCOME TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 8. Concentration
Tenant and Credit Concentration
We define annualized rental income as the annualized contractual base rents from our tenants pursuant to our lease agreements as of the measurement date, plus straight line rent adjustments and estimated recurring expense reimbursements to be paid to us, and excluding lease value amortization. The U.S. Government, 13 state governments, and three other government tenants combined were responsible for approximately 87.9%, 92.8% and 93.0% of our annualized rental income, excluding properties classified as discontinued operations, as of December 31, 2016, 2015 and 2014, respectively. The U.S. Government is our largest tenant by annualized rental income and was responsible for approximately 60.6%, 67.0% and 69.0% of our annualized rental income, excluding properties classified as discontinued operations, as of December 31, 2016, 2015 and 2014, respectively.
Geographic Concentration
At December 31, 2016, our 73 properties (95 buildings), excluding one property (one building) classified as discontinued operations, were located in 31 states and the District of Columbia.  Properties located in California, Virginia, the District of Columbia, Georgia, New York, Maryland and Massachusetts were responsible for approximately 14.4%, 14.3%, 9.7%, 8.7%, 7.7%, 7.2% and 5.0% of our annualized rental income as of December 31, 2016, respectively.
Note 9.  Indebtedness
Our principal debt obligations at December 31, 2016 were: (1) $160,000 of outstanding borrowings under our $750,000 unsecured revolving credit facility; (2) $550,000 aggregate outstanding principal amount of term loans; (3) an aggregate outstanding principal amount of $660,000 of public issuances of senior unsecured notes; and (4) $27,508 aggregate principal amount of mortgage notes.
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
Our $750,000 revolving credit facility is available for general business purposes, including acquisitions. The maturity date of our revolving credit facility is January 31, 2019 and, subject to the payment of an extension fee and meeting other conditions, we have an option to extend the stated maturity date of our revolving credit facility by one year to January 31, 2020.  We can borrow, repay and reborrow funds available under our revolving credit facility until maturity and no principal repayment is due until maturity. We are required to pay interest at a rate of LIBOR plus a premium, which was 125 basis points per annum at December 31, 2016 on borrowings under our revolving credit facility.  We also pay a facility fee on the total amount of lending commitments under our revolving credit facility, which was 25 basis points per annum at December 31, 2016. Both the interest rate premium and the facility fee are subject to adjustment based upon changes to our credit ratings. As of December 31, 2016, the annual interest rate payable on borrowings under revolving credit facility was 2.0%.  The weighted average annual interest rate for borrowings under our revolving credit facility was 1.7%, 1.5% and 1.7%,  respectively, for the years ended December 31, 2016, 2015 and 2014.  As of December 31, 2016 and February 21, 2017, we had $160,000 and $170,000 outstanding under our revolving credit facility, respectively.
Our $300,000 unsecured term loan, which matures on March 31, 2020, is prepayable without penalty at any time.  We are required to pay interest at a rate of LIBOR plus a premium, which was 140 basis points per annum at December 31, 2016 on the amount outstanding under our $300,000 term loan.  The interest rate premium is subject to adjustment based upon changes to our credit ratings.  As of December 31, 2016, the annual interest rate for the amount outstanding under our $300,000 term loan was 2.2%.  The weighted average annual interest rate under our $300,000 term loan was 1.9%, 1.6% and 1.9%, respectively, for the years ended December 31, 2016, 2015 and for the period from November 21, 2014, the date we entered into the credit agreement, to December 31, 2014.
Our $250,000 unsecured term loan, which matures on March 31, 2022, is prepayable without penalty at any time. We are required to pay interest at a rate of LIBOR plus a premium, which was 180 basis points per annum as of December 31, 2016 on the amount outstanding under our $250,000 term loan.  The interest rate premium is subject to adjustment based upon changes to our credit ratings.  As of December 31, 2016, the annual interest rate for the amount outstanding under our $250,000 term loan was 2.6%.  The weighted average annual interest rate under our $250,000 term loan was 2.3%, 2.0% and 2.3%,

GOVERNMENT PROPERTIES INCOME TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

respectively,  for the years ended December 31, 2016, 2015 and for the period from November 21, 2014, the date we borrowed our $250,000 term loan, to December 31, 2014.
In May 2016, we issued $300,000 of 5.875% senior unsecured notes due 2046 in an underwritten public offering. In June 2016, the underwriters exercised an option to purchase an additional $10,000 of these notes. The net proceeds from this offering of $299,691, after offering expenses, were used to repay all amounts then outstanding under our revolving credit facility and for general business purposes. These notes require quarterly payments of interest only through maturity and may be repaid at par (plus accrued and unpaid interest) on or after May 26, 2021. Our $350,000 of 3.75% senior unsecured notes due 2019 require semi-annual payments of interest only through maturity and may be repaid at par (plus accrued and unpaid interest) on or after July 15, 2019 or before that date together with a make whole premium. Both issuances of our senior notes are governed by an indenture and an applicable supplement.

Our credit agreement and senior unsecured notes indenture and its supplements provide for acceleration of payment of all amounts due thereunder upon the occurrence and continuation of certain events of default, such as, in the case of our credit agreement, a change of control of us, which includes RMR LLC ceasing to act as our business manager and property manager. Our senior unsecured notes indenture and its supplements and our credit agreement also contain a number of covenants, including covenants that restrict our ability to incur debts, require us to maintain certain financial ratios and, in the case of our credit agreement, restrict our ability to make distributions under certain circumstances.  We believe we were in compliance with the terms and conditions of the respective covenants under our senior unsecured notes indenture and its supplements and our credit agreement at December 31, 2016.
In February 2016, we repaid, at par, a $23,473 mortgage note requiring annual interest of 6.21% which was secured by one office property (one building) located in Landover, MD. This mortgage note was scheduled to mature in August 2016.  We recorded a loss on extinguishment of debt of $21 for the year ended December 31, 2016, which represented unamortized debt issuance costs related to this note.

In March 2016, we repaid, at par, an $83,000 mortgage note requiring annual interest of 5.55% which was secured by one office property (two buildings) located in Reston, VA.  This mortgage note was scheduled to mature in April 2016.  We recorded a gain on extinguishment of debt of $125 for the year ended December 31, 2016, which represented the net unamortized debt premium and debt issuance costs related to this note.

At December 31, 2016, three of our properties (three buildings) with an aggregate net book value of $52,383 are encumbered by three mortgages for an aggregate principal amount of $27,508. Our mortgage notes are non-recourse, subject to certain limited exceptions and do not contain any material financial covenants.

None of our debt obligations require sinking fund payments prior to their maturity dates.

The required principal payments due during the next five years and thereafter under all our outstanding debt as of December 31, 2016 are as follows:

Year	Principal payment
2017	$1,549
2018	1,671
2019	519,439
2020	301,619
2021	13,230
Thereafter	560,000
	$1,397,508	(1)

(1)	Total debt outstanding as of December 31, 2016, net of unamortized premiums, discounts and certain issuance costs totaling $15,656 was $1,381,852.

GOVERNMENT PROPERTIES INCOME TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 10. Fair Value of Assets and Liabilities
The table below presents certain of our assets measured at fair value at December 31, 2016, categorized by the level of inputs, as defined in the fair value hierarchy under GAAP, used in the valuation of each asset:

		Fair Value at Reporting Date Using
		Quoted Prices in		Significant
	Estimated	Active Markets for	Significant Other	Unobservable
	Fair	Identical Assets	Observable Inputs	Inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)
Recurring Fair Value Measurement Assets:
Investment in RMR Inc. (1)	$47,962	$47,962	$—	$—
Non-Recurring Fair Value Measurement Assets:
Property held for sale and classified as discontinued operations (2)	$12,260	$—	$—	$12,260

(1)
Our 1,214,225 shares of class A common stock of RMR Inc., which are included in other assets in our consolidated balance sheets, are reported at fair value which is based on quoted market prices (Level 1 inputs).  Our historical cost basis for these shares is $26,888 as of December 31, 2016.  The unrealized gain of $21,074 for these shares as of December 31, 2016 is included in cumulative other comprehensive income (loss) in our consolidated balance sheets.

(2)	We estimated the fair value of this property at December 31, 2016 based upon broker estimates of value less estimated sale costs (Level 3 inputs as defined in the fair value hierarchy under GAAP).

In addition to the assets described in the table above, our financial instruments include cash and cash equivalents, restricted cash, rents receivable, mortgage note receivable, accounts payable, a revolving credit facility, term loans, senior unsecured notes, mortgage notes payable, amounts due to related persons, other accrued expenses and security deposits.  At December 31, 2016 and December 31, 2015, the fair values of our financial instruments approximated their carrying values in our consolidated financial statements due to their short term nature or variable interest rates, except as follows:

	As of December 31, 2016		As of December 31, 2015
	Carrying Amount (1)	Fair Value	Carrying Amount (1)	Fair Value
Senior unsecured notes, 3.75% interest rate, due in 2019	$346,952	$354,078	$345,809	$351,692
Senior unsecured notes, 5.875% interest rate, due in 2046	299,892	292,268	—	—
Mortgage note payable, 6.21% interest rate, due in 2016 (2) (3)	—	—	23,476	24,038
Mortgage note payable, 5.55% interest rate, due in 2016 (2) (4)	—	—	83,375	83,457
Mortgage note payable, 5.88% interest rate, due in 2021 (2)	13,841	14,492	14,045	14,678
Mortgage note payable, 7.00% interest rate, due in 2019 (2)	8,778	9,188	9,145	9,645
Mortgage note payable, 8.15% interest rate, due in 2021 (2)	5,218	5,575	6,258	6,711
	$674,681	$675,601	$482,108	$490,221

(1)	Carrying amount includes certain unamortized debt issuance costs and unamortized premiums and discounts.

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

We estimated the fair value of our senior unsecured notes due in 2019 using an average of the bid and ask price of the notes as of the measurement date (Level 2 inputs as defined in the fair value hierarchy under GAAP). We estimated the fair value of our senior unsecured notes due in 2046 based on the closing price on Nasdaq (Level 1 inputs as defined in the fair value hierarchy under GAAP) as of the measurement date. We estimated the fair values of our mortgage notes payable by using discounted cash flow analyses and currently prevailing market terms as of the measurement date (Level 3 inputs as defined in

GOVERNMENT PROPERTIES INCOME TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

the fair value hierarchy under GAAP).  Because Level 3 inputs are unobservable, our estimated fair value may differ materially from the actual fair value.

Note 11. Shareholders’ Equity
Common Share Awards
We have common shares available for issuance under the terms of our 2009 Incentive Share Award Plan, or the 2009 Plan. As described in Note 7, we awarded common shares to our officers and certain other employees of RMR LLC in 2014, 2015 and 2016. We also awarded each of our Trustees 2,500 common shares in 2016 with an aggregate market value of $244 ($49 per Trustee), 2,500 common shares in 2015 with an aggregate market value of $247 ($49 per Trustee) and 2,500 common shares in 2014 with an aggregate market value of $318 ($64 per Trustee) as part of their annual compensation.  The values of the share grants were based upon the closing price of our common shares on Nasdaq or the New York Stock Exchange, or the NYSE, as applicable, on the date of grant. The common shares awarded to our Trustees vested immediately. The common shares awarded to our officers and certain other employees of RMR LLC vest in five equal annual installments beginning on the date of grant.
A summary of shares granted and vested under the terms of the 2009 Plan for the years ended December 31, 2016, 2015 and 2014, is as follows:

	2016		2015		2014
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested shares, beginning of year	96,725	$20.11	90,338	$23.40	85,451	$23.71
Shares granted	65,900	21.66	65,600	16.59	63,650	23.70
Shared forfeited or repurchased	—	—	(1,020)	23.41	—	—
Shares vested	(63,655)	20.97	(58,193)	21.20	(58,763)	24.17
Unvested shares, end of year	98,970	$20.59	96,725	$20.11	90,338	$23.40
The 98,970 unvested shares as of December 31, 2016 are scheduled to vest as follows: 37,880 shares in 2017, 29,810 shares in 2018, 20,600 shares in 2019 and 10,680 shares in 2020. These unvested shares are re-measured at fair value on a recurring basis using quoted market prices of the underlying shares. As of December 31, 2016, the estimated future compensation expense for the unvested shares was $1,887 based on the closing share price of our common shares on Nasdaq on December 31, 2016 of $19.07. The weighted average period over which the compensation expense will be recorded is approximately 21 months. During the years ended December 31, 2016, 2015 and 2014, we recorded $1,371, $932 and $1,165, respectively, of compensation expense related to the 2009 Plan.  At December 31, 2016, 1,554,105 of our common shares remained available for issuance under the 2009 Plan.
Distributions
Cash distributions per share paid by us to our common shareholders for each of the years ended December 31, 2016, 2015 and 2014 were $1.72. As described in Note 7, on December 14, 2015, we distributed 768,032, or 0.0108 of a share for each of our common shares, of RMR Inc. shares of class A common stock we owed to our common shareholders as a special distribution. This distribution resulted in a taxable in-kind distribution of $0.1284 for each of our common shares. The characterization of our distributions paid in 2016 was 62.74% ordinary income, 36.21% return of capital and 1.05% qualified dividend. The characterization of our distributions paid in 2015 was 47.44% ordinary income, 37.12% return of capital, 12.90% capital gain, 1.61% IRC Section 1250 gain and 0.93% qualified dividend. The characterization of our distributions paid in 2014 was 55.12% ordinary income, 41.94% return of capital, 2.94% IRC Section 1250 gain.
On January 13, 2017, we declared a dividend payable to common shareholders of record on January 23, 2017 in the amount of $0.43 per share, or $30,607. We expect to pay this distribution on or about February 23, 2017 using cash on hand and borrowings under our revolving credit facility.

GOVERNMENT PROPERTIES INCOME TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Share Repurchases
In September 2016, we purchased an aggregate of 14,302 of our common shares valued at an average price per common share of $23.54 per common share, based on the closing price of our common shares on Nasdaq on the dates of repurchase, from our officers and certain other employees of RMR LLC in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of our common shares. In September 2015, we purchased an aggregate of 10,721 of our common shares valued at $16.12 per common share, the closing price of our common shares on the NYSE on that day, from our officers and certain other employees of RMR LLC in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of our common shares.
Cumulative Other Comprehensive Income (Loss
Cumulative other comprehensive income (loss) represents the unrealized gain (loss) on the RMR Inc. shares we own and our share of the comprehensive income (loss) of our equity method investees, SIR and AIC. The following table presents a roll forward of amounts recognized in cumulative other comprehensive income (loss) by component for the years ended December 31, 2016, 2015 and 2014:

	Unrealized Gain (Loss) on Investment in Available for Sale Securities	Equity in Unrealized Gains (Losses) of Investees	Total
Balance at December 31, 2013	$—	$49	$49
Other comprehensive loss before reclassifications	—	37	37
Amounts reclassified from cumulative other
comprehensive loss to net income (1)	—	(49)	(49)
Net current period other comprehensive loss	—	(12)	(12)
Balance at December 31, 2014	—	37	37
Other comprehensive loss before reclassifications	(9,391)	(5,592)	(14,983)
Amounts reclassified from cumulative other
comprehensive loss to net income (1)	—	79	79
Net current period other comprehensive loss	(9,391)	(5,513)	(14,904)
Balance at December 31, 2015	(9,391)	(5,476)	(14,867)
Other comprehensive income before reclassifications	30,465	11,254	41,719
Amounts reclassified from cumulative other
comprehensive income to net income (1)	—	105	105
Net current period other comprehensive income	30,465	11,359	41,824
Balance at December 31, 2016	$21,074	$5,883	$26,957

(1)	Amounts reclassified from cumulative other comprehensive income (loss) is included in equity in earnings of investees in our consolidated statements of comprehensive income (loss).

Note 12. Equity Investment in Select Income REIT
As described in Note 7, as of December 31, 2016, we owned 24,918,421, or approximately 27.9%, of the then outstanding SIR common shares.  SIR is a REIT which primarily owns single tenant, net leased properties.

We account for our investment in SIR under the equity method.  Under the equity method, we record our proportionate share of SIR’s net income as equity in earnings of an investee in our consolidated statements of comprehensive income (loss).  During the years ended December 31, 2016 and 2015, and the period from July 9, 2014, the date of our initial investment in SIR, to December 31, 2014, we recorded $35,381, $21,882 and $17,113 of equity in earnings of SIR, respectively. Our other comprehensive income (loss) includes our proportionate share of SIR’s unrealized gains (losses) of $11,207, ($5,493) and ($14) for the years ended December 31, 2016 and 2015 and the period from July 9, 2014 to December 31, 2014, respectively.

GOVERNMENT PROPERTIES INCOME TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

As of December 31, 2016, our investment in SIR had a carrying value of $487,708 and a market value, based on the closing price of SIR common shares on Nasdaq on December 31, 2016, of $627,944. We periodically evaluate our equity investment in SIR for possible indicators of other than temporary impairment whenever events or changes in circumstances indicate the carrying amount of the investment might not be recoverable.  These indicators may include the length of time the market value of our investment is below our cost basis, the financial condition of SIR, our intent and ability to be a long term holder of the investment and other considerations.  If the decline in fair value is judged to be other than temporary, we may record an impairment charge to adjust the basis of the investment to its fair value.

During years ended December 31, 2016 and 2015 and the period from July 9, 2014 to December 31, 2014, SIR issued 65,900, 29,414,279 and 67,947 common shares, respectively. We recognized a gain (loss) on issuance of shares by SIR of $86, ($42,145) and ($53), respectively, during the years ended December 31, 2016 and 2015 and the period from July 9, 2014 to December 31, 2014 as a result of the per share issuance price of these SIR common shares being above (below) the then average per share carrying value of our SIR common shares.

The cost of our investments in SIR exceeded our proportionate share of SIR’s total shareholders’ equity book value on their dates of acquisition by an aggregate of $166,272. As required under GAAP, we were amortizing this difference to equity in earnings of investees over the average remaining useful lives of the real estate assets and intangible assets and liabilities owned by SIR as of the respective dates of our acquisitions.  This amortization decreased our equity in the earnings of SIR by $4,742 and $6,237 for the years ended December 31, 2015 and 2014, respectively.  We recorded a loss on impairment of $203,297 of our SIR investment during the second quarter of 2015 resulting in the carrying value of our SIR investment being less than our proportionate share of SIR’s total shareholders’ equity book value as of June 30, 2015.  As a result, the previous basis difference was eliminated and as of December 31, 2016, we are accreting a basis difference of ($90,186) to earnings over the estimated remaining useful lives of the real estate assets and intangible assets and liabilities owned by SIR as of June 30, 2015.  This accretion increased our equity in the earnings of SIR by $2,956 and $1,480 for the years ended December 31, 2016 and 2015, respectively.

During years ended December 31, 2016 and 2015 and the period from July 9, 2014 to December 31, 2014, we received cash distributions from SIR totaling $50,335, $47,030 and $20,640, respectively. In addition, during the year ended December 31, 2015, we received from SIR a non-cash distribution of 441,056 shares of RMR Inc. class A common stock valued at $5,244.

The following summarized financial data of SIR as reported in SIR’s Annual Report on Form 10-K for the year ended December 31, 2016, or the SIR Annual Report, includes the financial position and results of operations for periods prior to July 9, 2014 (the date on which we acquired our initial interest in SIR). References in our financial statements to the SIR Annual Report are included as references to the source of the data only, and the information in the SIR Annual Report is not incorporated by reference into our financial statements.
Consolidated Balance Sheets

	December 31,	December 31,
	2016	2015
Real estate properties, net	$3,899,792	$3,954,889
Acquired real estate leases, net	506,298	566,195
Cash and cash equivalents	22,127	17,876
Rents receivable, net	124,089	99,307
Other assets, net	87,376	46,078
Total assets	$4,639,682	$4,684,345

Unsecured revolving credit facility	$327,000	$303,000
Unsecured term loan, net	348,373	347,876
Senior unsecured notes, net	1,430,300	1,426,025
Mortgage notes payable, net	245,643	286,706
Assumed real estate lease obligations, net	77,622	86,495
Other liabilities	136,782	137,283
Shareholders' equity	2,073,962	2,096,960
Total liabilities and shareholders' equity	$4,639,682	$4,684,345

GOVERNMENT PROPERTIES INCOME TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Consolidated Statements of Income

	Year Ended December 31,
	2016	2015	2014
Rental income	$387,015	$364,139	$189,743
Tenant reimbursements and other income	74,992	64,226	32,937
Total revenues	462,007	428,365	222,680
Real estate taxes	42,879	37,460	22,202
Other operating expenses	52,957	41,953	18,597
Depreciation and amortization	133,762	122,906	41,054
Acquisition related costs	306	21,987	7,348
General and administrative	28,602	25,859	14,881
Loss on asset impairment	5,484	—	—
Total expenses	263,990	250,165	104,082
Operating income	198,017	178,200	118,598
Dividend income	1,268	1,666	—
Interest expense	(82,620)	(73,885)	(12,974)
Gain (loss) on early extinguishment of debt	—	(6,845)	243
Loss on distribution of The RMR Group Inc. common stock	—	(23,717)	—
Income before income tax expense and equity in earnings of an investee and gain on sale of property	116,665	75,419	105,867
Income tax expense	(448)	(515)	(175)
Equity in earnings of an investee	137	20	87
Net income before gain on sale of property	116,354	74,924	105,779
Gain on sale of property	—	—	116
Net income	116,354	74,924	105,895
Net income allocated to noncontrolling interest	(33)	(176)	—
Net income attributed to SIR	$116,321	$74,748	$105,895

Weighted average common shares outstanding (basic)	89,304	86,699	55,964
Weighted average common shares outstanding (diluted)	89,324	86,708	56,035
Net income attributed to SIR per common share (basic and diluted)	$1.30	$0.86	$1.89

GOVERNMENT PROPERTIES INCOME TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 13. Segment Information
We operate in two business segments: ownership of properties that are primarily leased to government tenants and our equity method investment in SIR:

	Year Ended December 31, 2016
	Investment in Real Estate	Investment in SIR	Corporate	Consolidated
Rental income	$258,180	$—	$—	$258,180
Expenses:
Real estate taxes	30,703	—	—	30,703
Utility expenses	17,269	—	—	17,269
Other operating expenses	54,290	—	—	54,290
Depreciation and amortization	73,153	—	—	73,153
Acquisition related costs	1,191	—	—	1,191
General and administrative	—	—	14,897	14,897
Total expenses	176,606	—	14,897	191,503

Operating income (loss)	81,574	—	(14,897)	66,677
Dividend income	—	—	971	971
Interest income	124	—	34	158
Interest expense	(2,375)	—	(42,685)	(45,060)
Gain on early extinguishment of debt	104	—	—	104
Net gain on issuance of shares by Select Income REIT	—	86	—	86
Income (loss) from continuing operations before income taxes and
equity in earnings (losses) of investees	79,427	86	(56,577)	22,936
Income tax expense	—	—	(101)	(101)
Equity in earnings of investees	—	35,381	137	35,518
Income (loss) from continuing operations	79,427	35,467	(56,541)	58,353
Loss from discontinued operations	(589)	—	—	(589)
Income (loss) before gain on sale of property	78,838	35,467	(56,541)	57,764
Gain on sale of property	79	—	—	79
Net income (loss)	$78,917	$35,467	$(56,541)	$57,843

	As of December 31, 2016
	Investment in Real Estate	Investment in SIR	Corporate	Consolidated
Total Assets	$1,807,560	$487,708	$89,798	$2,385,066

GOVERNMENT PROPERTIES INCOME TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

	Year Ended December 31, 2015
	Investment in Real Estate	Investment in SIR	Corporate	Consolidated
Rental income	$248,549	$—	$—	$248,549

Expenses:
Real estate taxes	29,906	—	—	29,906
Utility expenses	17,916	—	—	17,916
Other operating expenses	50,425	—	—	50,425
Depreciation and amortization	68,696	—	—	68,696
Acquisition related costs	561	—	250	811
General and administrative	—	—	14,826	14,826
Total expenses	167,504	—	15,076	182,580
Operating income (loss)	81,045	—	(15,076)	65,969
Dividend income	—	—	811	811
Interest income	10	—	4	14
Interest expense	(7,908)	—	(29,100)	(37,008)
Gain on early extinguishment of debt	34	—	—	34
Loss on distribution to common shareholders of The RMR Group Inc. common stock	—	—	(12,368)	(12,368)
Net loss on issuance of shares by Select Income REIT	—	(42,145)	—	(42,145)
Loss on impairment of Select Income REIT investment	—	(203,297)	—	(203,297)
Income (loss) from continuing operations before income taxes and
equity in earnings of investees	73,181	(245,442)	(55,729)	(227,990)
Income tax expense	—	—	(86)	(86)
Equity in earnings of investees	—	18,620	20	18,640
Income (loss) from continuing operations	73,181	(226,822)	(55,795)	(209,436)
Loss from discontinued operations	(525)	—	—	(525)
Net income (loss)	$72,656	$(226,822)	$(55,795)	$(209,961)

	As of December 31, 2015
	Investment in Real Estate	Investment in SIR	Corporate	Consolidated
Total Assets	$1,639,462	$491,369	$37,679	$2,168,510

GOVERNMENT PROPERTIES INCOME TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

	Year ended December 31, 2014
	Investment	Investment
	in Real Estate	in SIR	Corporate	Consolidated
Rental income	$251,031	$—	$—	$251,031

Expenses:
Real estate taxes	28,389	—	—	28,389
Utility expenses	19,369	—	—	19,369
Other operating expenses	45,982	—	—	45,982
Depreciation and amortization	66,593	—	—	66,593
Loss on impairment of real estate	2,016	—	—	2,016
Acquisition related costs	1,344	—	—	1,344
General and administrative	—	—	15,809	15,809
Total expenses	163,693	—	15,809	179,502

Operating income (loss)	87,338	—	(15,809)	71,529
Interest and other income	—	—	69	69
Interest expense	(7,820)	—	(20,228)	(28,048)
Loss on early extinguishment of debt	—	—	(1,307)	(1,307)
Loss on issuance of shares by Select Income REIT	—	(53)		(53)
Income (loss) from continuing operations before income taxes and
equity in earnings of investees	79,518	(53)	(37,275)	42,190
Income tax expense	—	—	(117)	(117)
Equity in earnings of investees	—	10,876	87	10,963
Income (loss) from continuing operations	79,518	10,823	(37,305)	53,036
Income from discontinued operations	3,498	—	—	3,498
Net income (loss)	$83,016	$10,823	$(37,305)	$56,534

	As of December 31, 2014
	Investment	Investment
	in Real Estate	in SIR	Corporate	Consolidated
Total Assets	$1,713,361	$680,137	$26,410	$2,419,908

GOVERNMENT PROPERTIES INCOME TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 14. Selected Quarterly Financial Data (Unaudited)
The following is a summary of our unaudited quarterly results of operations for 2016 and 2015.

	2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Rental income	$63,611	$64,061	$64,478	$66,030
Net income	17,387	16,813	11,578	12,065
Net income per common share (basic and diluted)	0.24	0.24	0.16	0.17
Common distributions declared	0.43	0.43	0.43	0.43

	2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Rental income	$62,659	$62,113	$62,092	$61,685
Net income (loss)	(33,370)	(191,163)	16,911	(2,339)
Net income (loss) per common share (basic and diluted)	(0.47)	(2.71)	0.24	(0.03)
Common distributions declared (1)	0.43	0.43	0.43	0.56

(1)	The fourth quarter of 2015 includes a non-cash distribution of $0.13 per share related to the distribution of RMR Inc. shares to our shareholders on December 14, 2015.

GOVERNMENT PROPERTIES INCOME TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2016
(dollars in thousands)

				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Cost amount carried at Close of Period
	Property	Location	Encumbrances	Land	Buildings and Equipment		Impairments/ Writedowns	Land	Buildings and Equipment	Total (1)(2)	Accumulated Depreciation (3)	Date(s) Acquired	Original Construction Date(s)
1	131 Clayton Street	Montgomery, AL	$—	$920	$9,084	$16	$—	$920	$9,100	$10,020	$(1,251)	6/22/2011	2007
2	4344 Carmichael Road	Montgomery, AL	—	1,374	11,658	—	—	1,374	11,658	13,032	(874)	12/17/2013	2009
3	15451 North 28th Avenue	Phoenix, AZ	—	1,917	7,416	67	—	1,917	7,483	9,400	(434)	9/10/2014	1996
4	711 14th Avenue	Safford, AZ	—	460	11,708	265	—	460	11,973	12,433	(1,924)	6/16/2010	1992
5	5045 East Butler Street	Fresno, CA	—	7,277	61,118	58	—	7,277	61,175	68,452	(21,968)	8/29/2002	1971
6	10949 N. Mather Boulevard	Rancho Cordova, CA	—	562	16,923	100	—	562	17,023	17,585	(1,341)	10/30/2013	2012
7	11020 Sun Center Drive	Rancho Cordova, CA	—	1,465	8,537	—	—	1,465	8,537	10,002	—	12/20/2016	1983
8	801 K Street	Sacramento, CA	—	4,688	61,722	3,368	—	4,688	65,090	69,778	(1,425)	1/29/2016	1989
9	9800 Goethe Road	Sacramento, CA	—	1,550	12,263	1,520	—	1,550	13,783	15,333	(2,773)	12/23/2009	1993
10	9815 Goethe Road	Sacramento, CA	—	1,450	9,465	1,523	—	1,450	10,988	12,438	(1,444)	9/14/2011	1992
11	Capitol Place	Sacramento, CA	—	2,290	35,891	5,695	—	2,290	41,586	43,876	(6,858)	12/17/2009	1988
12	4181 Ruffin Road	San Diego, CA	—	5,250	10,549	3,737	—	5,250	14,286	19,536	(2,738)	7/16/2010	1981
13	4560 Viewridge Road	San Diego, CA	—	4,269	18,316	2,795	—	4,347	21,033	25,380	(9,234)	3/31/1997	1996
14	Sky Park Centre	San Diego, CA	—	685	5,530	1,689	—	685	7,219	7,904	(2,205)	6/24/2002	1986
15	Turning Basin Business Park	Stockton, CA	—	563	5,469	—	—	563	5,469	6,032	(604)	7/20/2012	2012
16	16194 West 45th Street	Golden, CO	—	495	152	6,457	—	495	6,608	7,103	(3,121)	3/31/1997	1997
17	12795 West Alameda Parkway	Lakewood, CO	5,218	2,640	23,777	1,045	—	2,640	24,822	27,462	(4,303)	1/15/2010	1988
18	Corporate Center	Lakewood, CO	—	2,887	27,538	3,850	—	2,887	31,386	34,273	(10,667)	10/11/2002	1980
19	20 Massachusetts Avenue	Washington, DC	—	12,005	51,528	20,952	—	12,228	72,261	84,489	(31,369)	3/31/1997	1996
20	625 Indiana Avenue	Washington, DC	—	26,000	25,955	5,799	—	26,000	31,754	57,754	(5,233)	8/17/2010	1989
21	7850 Southwest 6th Court	Plantation, FL	—	4,800	30,592	383	—	4,800	30,975	35,775	(4,421)	5/12/2011	1999
22	8900 Grand Oak Circle	Tampa, FL	8,778	1,100	11,773	169	—	1,100	11,942	13,042	(1,866)	10/15/2010	1994
23	181 Spring Street NW	Atlanta, GA	—	5,718	20,017	131	—	5,718	20,147	25,865	(2,210)	7/25/2012	2007
24	Corporate Square	Atlanta, GA	—	3,996	29,762	9,952	—	3,996	39,714	43,710	(10,410)	7/16/2004	1967
25	Executive Park	Atlanta, GA	—	1,521	11,826	3,869	—	1,521	15,695	17,216	(4,478)	7/16/2004	1972
26	One Georgia Center	Atlanta, GA	—	10,250	27,933	882	—	10,250	28,815	39,065	(3,759)	9/30/2011	1968
27	4712 Southpark Boulevard	Ellenwood, GA	—	1,390	19,635	35	—	1,390	19,670	21,060	(2,168)	7/25/2012	2005
28	South Vinnell Way	Boise, ID	—	3,390	29,026	793	—	3,390	29,819	33,209	(3,252)	9/11/2012	1996; 1997; 2002

GOVERNMENT PROPERTIES INCOME TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2016
(dollars in thousands)

				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Cost amount carried at Close of Period
	Property	Location	Encumbrances	Land	Buildings and Equipment		Impairments/ Writedowns	Land	Buildings and Equipment	Total (1)(2)	Accumulated Depreciation (3)	Date(s) Acquired	Original Construction Date(s)
29	2020 S. Arlington Heights	Arlington Heights, IL	—	1,450	13,160	926	—	1,450	14,086	15,536	(2,591)	12/29/2009	1988
30	Intech Park	Indianapolis, IN	—	4,170	68,888	2,886	—	4,170	71,774	75,944	(9,620)	10/14/2011	2000; 2001; 2008
31	400 State Street	Kansas City, KS	—	640	9,932	3,108	—	640	13,040	13,680	(1,992)	6/16/2010	1971
32	7125 Industrial Road	Florence, KY	—	1,698	11,722	17	—	1,698	11,739	13,437	(1,174)	12/31/2012	1980
33	251 Causeway Street	Boston, MA	—	5,100	17,293	1,336	—	5,100	18,629	23,729	(2,858)	8/17/2010	1987
34	75 Pleasant Street	Malden, MA	—	1,050	31,086	132	—	1,050	31,218	32,268	(5,168)	5/24/2010	2008
35	25 Newport Avenue	Quincy, MA	—	2,700	9,199	809	—	2,700	10,008	12,708	(1,391)	2/16/2011	1985
36	One Montvale Avenue	Stoneham, MA	—	1,670	11,035	1,599	—	1,670	12,634	14,304	(1,941)	6/16/2010	1945
37	4201 Patterson Avenue	Baltimore, MD	—	901	8,097	3,472	—	901	11,568	12,469	(4,103)	10/15/1998	1989
38	20400 Century Boulevard	Germantown, MD	—	2,306	9,890	538	—	2,347	10,386	12,733	(5,023)	3/31/1997	1995
39	3300 75th Avenue	Landover, MD	—	4,110	36,371	607	—	4,110	36,978	41,088	(6,311)	2/26/2010	1985
40	1401 Rockville Pike	Rockville, MD	—	3,248	29,258	15,797	—	3,248	45,058	48,306	(15,204)	2/2/1998	1986
41	2115 East Jefferson Street	Rockville, MD	—	3,349	11,152	271	—	3,349	11,423	14,772	(939)	8/27/2013	1981
42	Rutherford Business Park	Windsor Mill, MD	—	1,598	10,219	—	—	1,598	10,219	11,817	(1,043)	11/16/2012	1972
43	Meadows Business Park	Woodlawn, MD	—	3,735	21,509	902	—	3,735	22,411	26,146	(3,232)	2/15/2011	1973
44	11411 E. Jefferson Avenue	Detroit, MI	—	630	18,002	23	—	630	18,025	18,655	(3,001)	4/23/2010	2009
45	330 South Second Avenue	Minneapolis, MN	—	3,991	18,186	9,534	—	3,991	27,719	31,710	(4,474)	7/16/2010	1980
46	Rosedale Corporate Plaza	Roseville, MN	—	672	6,045	1,465	—	672	7,510	8,182	(2,915)	12/1/1999	1987
47	1300 Summit Street	Kansas City, MO	—	2,776	12,070	227	—	2,776	12,297	15,073	(1,303)	9/27/2012	1998
48	4241-4300 NE 34th Street	Kansas City, MO	—	1,443	6,193	2,930	—	1,780	8,786	10,566	(3,654)	3/31/1997	1995
49	1220 Echelon Parkway	Jackson, MS	—	440	25,458	48	—	440	25,506	25,946	(2,820)	7/25/2012	2009
50	10-12 Celina Avenue	Nashua, NH	—	3,000	14,052	439	—	3,000	14,491	17,491	(2,642)	8/31/2009	1979
51	50 West State Street	Trenton, NJ	—	5,000	38,203	1,864	—	5,000	40,067	45,067	(5,918)	12/30/2010	1989
52	435 Montano Boulevard	Albuquerque, NM	—	710	1,651	57	—	710	1,708	2,418	(271)	7/16/2010	1986
53	138 Delaware Avenue	Buffalo, NY	—	4,405	18,899	5,010	—	4,485	23,829	28,314	(10,308)	3/31/1997	1994
54	Airline Corporate Center	Colonie, NY	—	790	6,400	13	—	790	6,413	7,203	(720)	6/22/2012	2004
55	5000 Corporate Court	Holtsville, NY	—	6,530	17,711	2,179	—	6,530	19,890	26,420	(2,585)	8/31/2011	2000
56	305 East 46th Street	New York, NY	—	36,800	66,661	3,596	—	36,800	70,257	107,057	(9,436)	5/27/2011	1928

GOVERNMENT PROPERTIES INCOME TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2016
(dollars in thousands)

				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Cost amount carried at Close of Period
	Property	Location	Encumbrances	Land	Buildings and Equipment		Impairments/ Writedowns	Land	Buildings and Equipment	Total (1)(2)	Accumulated Depreciation (3)	Date(s) Acquired	Original Construction Date(s)
57	4600 25th Avenue	Salem, OR	—	6,510	17,973	4,187	—	6,510	22,160	28,670	(3,264)	12/20/2011	1957
58	Synergy Business Park	Columbia, SC	—	1,439	11,143	4,751	—	1,439	15,894	17,333	(3,108)	5/10/2006; 9/17/2010	1982; 1985
59	One Memphis Place	Memphis, TN	—	1,630	5,645	2,421	—	1,630	8,066	9,696	(1,168)	9/17/2010	1985
60	701 Clay Road	Waco, TX	—	2,030	8,708	2,779	—	2,060	11,457	13,517	(4,675)	12/23/1997	1997
61	14660, 14672 & 14668 Lee Road	Chantilly, VA	—	6,974	74,116	—	—	6,974	74,116	81,090	—	12/22/2016	1998; 2002; 2006
62	Enterchange at Meadowville	Chester, VA	—	1,478	9,594	256	—	1,478	9,850	11,328	(813)	8/28/2013	1999
63	3920 Pender Drive	Fairfax, VA	—	2,963	12,840	11	—	2,963	12,852	15,815	(883)	3/21/2014	1981
64	Pender Business Park	Fairfax, VA	13,841	2,529	21,386	189	—	2,529	21,575	24,104	(1,773)	11/4/2013	2000
65	1759 & 1760 Business Center Drive	Reston, VA	—	9,066	78,658	1,906	—	9,066	80,564	89,630	(5,137)	5/28/2014	1987
66	9960 Mayland Drive	Richmond, VA	—	2,614	15,930	1,244	—	2,614	17,174	19,788	(1,066)	5/20/2014	1994
67	Aquia Commerce Center	Stafford, VA	—	2,090	7,465	730	—	2,090	8,195	10,285	(1,070)	6/22/2011	1988; 1999
68	65 Bowdoin Street	S. Burlington, VT	—	700	8,416	120	—	700	8,536	9,236	(1,439)	4/9/2010	2009
69	840 North Broadway	Everett, WA	—	3,360	15,376	1,346	—	3,360	16,722	20,082	(1,933)	6/28/2012	1985
70	Stevens Center	Richland, WA	—	3,970	17,035	1,606	—	4,042	18,569	22,611	(8,640)	3/31/1997	1995
71	11050 West Liberty Drive	Milwaukee, WI	—	945	4,539	103	—	945	4,642	5,587	(645)	6/9/2011	2006
72	2029 Stonewall Jackson Drive	Falling Waters, WV	—	906	3,886	270	—	922	4,140	5,062	(2,005)	3/31/1997	1993
73	5353 Yellowstone Road	Cheyenne, WY	—	1,915	8,217	531	—	1,950	8,713	10,663	(4,218)	3/31/1997	1995
			$27,837	$266,943	$1,464,432	$157,385	$—	$267,855	$1,620,905	$1,888,760	$(296,804)
Assets Discontinued Operations
74	5600 Columbia Pike	Falls Church, VA	—	3,519	15,098	4,065	(10,423)	3,044	9,216	12,260	—	3/31/1997	1993
			$27,837	$270,462	$1,479,530	$161,450	$(10,423)	$270,899	$1,630,121	$1,901,020	$(296,804)
____________________
(1) Represents mortgage debt, net of the unamortized balance of the fair value adjustments and debt issuance costs totaling $329.
(2) Excludes value of real estate intangibles. Aggregate cost for federal income tax purposes is approximately $2,223,207.
(3) Depreciation on building and improvements is provided for periods ranging up to 40 years and on equipment up to 12 years.

GOVERNMENT PROPERTIES INCOME TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2016
(dollars in thousands)

Analysis of the carrying amount of real estate properties and accumulated depreciation:

	Real Estate Properties	Accumulated Depreciation
Balance at December 31, 2013	$1,568,562	$187,635
Additions	151,316	37,671
Loss on asset impairment	(7,058)	(5,071)
Disposals	(444)	(444)
Reclassification of assets held for sale	(29,896)	—
Balance at December 31, 2014	1,682,480	219,791
Additions	19,622	38,987
Disposals	(2,624)	(2,624)
Reclassification of assets held for sale	(3,346)	(275)
Balance at December 31, 2015	1,696,132	255,879
Additions	194,107	42,404
Disposals	(1,479)	(1,479)
Balance at December 31, 2016	$1,888,760	$296,804

SIGNATURES
Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOVERNMENT PROPERTIES INCOME TRUST
By:	/s/ David M. Blackman
David M. Blackman President and Chief Operating Officer

Dated: February 22, 2017
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ David M. Blackman	President and Chief Operating Officer	February 22, 2017
David M. Blackman

/s/ Mark L. Kleifges	Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)	February 22, 2017
Mark L. Kleifges

/s/ Adam D. Portnoy	Managing Trustee	February 22, 2017
Adam D. Portnoy

/s/ Barry M. Portnoy	Managing Trustee	February 22, 2017
Barry M. Portnoy

/s/ John L. Harrington	Independent Trustee	February 22, 2017
John L. Harrington

/s/ Barbara D. Gilmore	Independent Trustee	February 22, 2017
Barbara D. Gilmore

/s/ Jeffrey P. Somers	Independent Trustee	February 22, 2017
Jeffrey P. Somers