Form 10-Q
period 2017-03-31
GOVERNMENT PROPERTIES INCOME TRUST
filed 2017-04-27
CIK 1456772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Number of registrant’s common shares of beneficial interest, $.01 par value per share, outstanding as of April 25, 2017: 71,177,906

GOVERNMENT PROPERTIES INCOME TRUST

FORM 10-Q

March 31, 2017

References in this Quarterly Report on Form 10-Q to “the Company”, “GOV”, “we”, “us” or “our” include Government Properties Income Trust and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

PART I.       Financial Information

Item 1.  Financial Statements

GOVERNMENT PROPERTIES INCOME TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)
(unaudited)

	March 31,	December 31,
	2017	2016
ASSETS
Real estate properties:
Land	$269,410	$267,855
Buildings and improvements	1,640,096	1,620,905
Total real estate properties, gross	1,909,506	1,888,760
Accumulated depreciation	(308,241)	(296,804)
Total real estate properties, net	1,601,265	1,591,956

Equity investment in Select Income REIT	482,103	487,708
Assets of discontinued operations	12,538	12,541
Acquired real estate leases, net	118,065	124,848
Cash and cash equivalents	12,808	29,941
Restricted cash	703	530
Rents receivable, net	50,459	48,458
Deferred leasing costs, net	21,232	21,079
Other assets, net	77,877	68,005
Total assets	$2,377,050	$2,385,066

LIABILITIES AND SHAREHOLDERS’ EQUITY
Unsecured revolving credit facility	$160,000	$160,000
Unsecured term loans, net	547,341	547,171
Senior unsecured notes, net	647,213	646,844
Mortgage notes payable, net	27,415	27,837
Liabilities of discontinued operations	52	45
Accounts payable and other liabilities	52,762	54,019
Due to related persons	3,672	3,520
Assumed real estate lease obligations, net	10,025	10,626
Total liabilities	1,448,480	1,450,062

Commitments and contingencies

Shareholders’ equity:
Common shares of beneficial interest, $.01 par value: 100,000,000 shares
authorized, 71,177,906 shares issued and outstanding	712	712
Additional paid in capital	1,473,533	1,473,533
Cumulative net income	103,744	96,329
Cumulative other comprehensive income	43,714	26,957
Cumulative common distributions	(693,133)	(662,527)
Total shareholders’ equity	928,570	935,004
Total liabilities and shareholders’ equity	$2,377,050	$2,385,066

See accompanying notes.

GOVERNMENT PROPERTIES INCOME TRUST
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(amounts in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2017	2016

Rental income	$69,296	$63,611

Expenses:
Real estate taxes	8,177	7,653
Utility expenses	4,606	4,174
Other operating expenses	13,992	12,911
Depreciation and amortization	20,505	18,324
Acquisition related costs	—	152
General and administrative	3,962	3,526
Total expenses	51,242	46,740

Operating income	18,054	16,871
Dividend income	304	—
Interest income	61	6
Interest expense (including net amortization of debt premiums and discounts
and debt issuance costs of $807 and $471, respectively)	(13,581)	(9,364)
Gain on early extinguishment of debt	—	104
Income from continuing operations before income taxes
and equity in earnings of investees	4,838	7,617
Income tax expense	(18)	(15)
Equity in earnings of investees	2,739	9,934
Income from continuing operations	7,559	17,536
Loss from discontinued operations	(144)	(149)
Net income	7,415	17,387

Other comprehensive income
Unrealized gain on investment in available for sale securities	12,142	12,871
Equity in unrealized gain of investees	4,615	4,544
Other comprehensive income	16,757	17,415
Comprehensive income	$24,172	$34,802

Weighted average common shares outstanding (basic)	71,079	71,031
Weighted average common shares outstanding (diluted)	71,094	71,031

Per common share amounts (basic and diluted):
Income from continuing operations	$0.11	$0.25
Loss from discontinued operations	$—	$—
Net income	$0.10	$0.24

See accompanying notes.

GOVERNMENT PROPERTIES INCOME TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	Three Months Ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,415	$17,387
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	11,576	10,237
Net amortization of debt premiums and discounts and debt issuance costs	807	471
Gain on early extinguishment of debt	—	(104)
Straight line rental income	(1,300)	(149)
Amortization of acquired real estate leases	8,672	7,712
Amortization of deferred leasing costs	849	709
Other non-cash expenses (income), net	5	(105)
Equity in earnings of investees	(2,739)	(9,934)
Distributions of earnings from Select Income REIT	1,875	9,117
Change in assets and liabilities:
Restricted cash	(173)	309
Deferred leasing costs	(1,075)	(1,989)
Rents receivable	(974)	(1,215)
Other assets	2,215	1,849
Accounts payable and accrued expenses	(1,989)	(4,577)
Due to related persons	152	1,494
Net cash provided by operating activities	25,316	31,212

CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate acquisitions and deposits	(12,641)	(79,244)
Real estate improvements	(9,656)	(4,964)
Distributions in excess of earnings from Select Income REIT	10,833	3,342
Net cash used in investing activities	(11,464)	(80,866)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of mortgage notes payable	(379)	(106,849)
Borrowings on unsecured revolving credit facility	30,000	204,000
Repayments on unsecured revolving credit facility	(30,000)	(10,000)
Distributions to common shareholders	(30,606)	(30,584)
Net cash (used in) provided by financing activities	(30,985)	56,567

Increase (decrease) in cash and cash equivalents	(17,133)	6,913
Cash and cash equivalents at beginning of period	29,941	8,785
Cash and cash equivalents at end of period	$12,808	$15,698

Supplemental cash flow information:
Interest paid	$15,854	$12,319
Income taxes paid	$—	$44

See accompanying notes.

GOVERNMENT PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(unaudited)

Note 1.    Basis of Presentation

The accompanying condensed consolidated financial statements of Government Properties Income Trust and its subsidiaries, or GOV, we, us or our, are unaudited. Certain information and disclosures required by U.S. generally accepted accounting principles, or GAAP, for complete financial statements have been condensed or omitted.  We believe the disclosures made are adequate to make the information presented not misleading.  However, the accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2016, or our Annual Report.  In the opinion of our management, all adjustments, which include only normal recurring adjustments considered necessary for a fair presentation, have been included.  All intercompany transactions and balances with or among our consolidated subsidiaries have been eliminated.  Our operating results for interim periods are not necessarily indicative of the results that may be expected for the full year. Reclassifications have been made to the prior years’ condensed consolidated financial statements to conform to the current year’s presentation.

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

Note 2.    Recent Accounting Pronouncements

On January 1, 2017, we adopted the Financial Accounting Standards Board, or FASB, Accounting Standards Update, or ASU, No. 2017-01, Clarifying the Definition of a Business, which provides additional guidance on evaluating whether a transaction should be accounted for as an acquisition (or disposal) of assets or of a business. This update defines three requirements for a set of assets and activities (collectively referred to as a “set”) to be considered a business: inputs, processes and outputs. As a result of the implementation of this update, certain property acquisitions, which under previous guidance were accounted for as business combinations, are now accounted for as acquisitions of assets. In an acquisition of assets, certain acquisition costs are capitalized as opposed to expensed under the previous guidance.

On January 1, 2017, we adopted FASB ASU No. 2016-09, Compensation - Stock Compensation, which identifies areas for simplification involving several aspects of accounting for share based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the condensed statement of cash flows. The adoption of ASU No. 2016-09 did not have a material impact in our condensed consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue From Contracts With Customers, which outlines a comprehensive model for entities to use in accounting for revenue arising from contracts with customers. ASU No. 2014-09 states that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” While ASU No. 2014-09 specifically references contracts with customers, it may apply to certain other transactions such as the sale of real estate or equipment. In August 2015, the FASB provided for a one-year deferral of the effective date for ASU No. 2014-09, which is now effective for us beginning January 1, 2018. A substantial portion of our revenue consists of rental income from leasing arrangements, which is specifically excluded from ASU No. 2014-09. We are continuing to evaluate ASU No. 2014-09 (and related clarifying guidance issued by the FASB); however, we do not expect its adoption to have a significant impact on the timing of our revenue recognition in the consolidated financial statements with the exception of profit recognition on real estate sales. We currently have a deferred gain on sale of real estate of $712 that under current guidance would be recognized upon repayment of a promissory note we received in connection with the sale but will be recognized in its entirety upon adoption of ASU No. 2014-09. We currently expect to adopt the standard using the modified retrospective approach.

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which changes how entities measure certain equity investments and present changes in the fair value of financial liabilities measured under the fair value option that are attributable to their own credit. This update is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted subject to certain conditions. Currently, changes in fair value of these investments are recorded through other comprehensive income. ASU No. 2016-01 states that these changes will be recorded through earnings. We are continuing to evaluate this guidance, but the implementation of this guidance will affect

GOVERNMENT PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(unaudited)

how changes in the fair value of available for sale securities we hold are presented in our condensed consolidated financial statements.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires that entities use a new forward looking “expected loss” model that generally will result in the earlier recognition of allowance for credit losses. The measurement of expected credit losses is based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. ASU No. 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. We are currently assessing the potential impact the adoption of ASU No. 2016-13 will have in our condensed consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which clarifies how companies present and classify certain cash receipts and cash payments in the statement of cash flows. ASU No. 2016-15 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We are currently assessing the potential impact the adoption of ASU No. 2016-15 will have in our condensed consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash, which clarifies how companies should present restricted cash and restricted cash equivalents. Companies will show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the condensed statement of cash flows. The new standard requires a reconciliation of the totals in the condensed statement of cash flows to the related captions in the balance sheets. ASU No. 2016-18 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We are currently assessing the potential impact the adoption of ASU No. 2016-18 will have in our condensed consolidated financial statements.

Note 3.    Weighted Average Common Shares

The following table provides a reconciliation of the weighted average number of common shares used in the calculation of basic and diluted earnings per share (in thousands):

	For the Three Months
	Ended March 31,
	2017	2016
Weighted average common shares for basic earnings per share	71,079	71,031
Effect of dilutive securities: unvested share awards	15	—
Weighted average common shares for diluted earnings per share	71,094	71,031

Note 4.   Real Estate Properties

As of March 31, 2017, we owned 74 properties (96 buildings), with an undepreciated carrying value of $1,909,506, excluding one property (one building) classified as discontinued operations with an undepreciated carrying value of $12,260. We generally lease space at our properties on a gross lease or modified gross lease basis pursuant to fixed term contracts expiring between 2017 and 2032.  Our leases generally require us to pay all or some property operating expenses and to provide all or most property management services.  During the three months ended March 31, 2017, we entered into 12 leases for

GOVERNMENT PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(unaudited)

360,103 rentable square feet, for a weighted (by rentable square feet) average lease term of 10.6 years and we made commitments for $2,241 of leasing related costs. As of March 31, 2017, we have estimated unspent leasing related obligations of $24,800, and we have committed to redevelop and expand an existing property prior to commencement of the lease with an estimated remaining cost to complete as of March 31, 2017 of $10,138. During the three months ended March 31, 2017, we capitalized $61 of interest expense related to the redevelopment and expansion of that existing property.

Acquisition Activities

During the three months ended March 31, 2017, we acquired an office property (one building) located in Manassas, VA with 69,374 rentable square feet.  This property was 100% leased to Prince William County on the date of acquisition.  This transaction was accounted for as an acquisition of assets. The purchase price was $12,641, including capitalized acquisition costs of $21.  Our allocation of the purchase price of this acquisition based on the estimated fair values of the acquired assets and assumed liabilities is presented in the table below.

Number
			of				Buildings	Other
Acquisition			Properties/	Square	Purchase		and	Assumed
Date	Location	Type	Buildings	Feet	Price	Land	Improvements	Assets
January 2017	Manassas, VA	Office	1/1	69,374	$12,641	$1,562	$8,237	$2,842

In August 2016, we entered an agreement to acquire transferable development rights that would allow us to expand a property we own in Washington, D.C. for a purchase price of $2,030, excluding acquisition costs. This acquisition is subject to conditions; accordingly, we cannot be sure that we will complete this acquisition, that this acquisition will not be delayed or that its terms will not change.

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

Disposition Activities – Discontinued Operations

In March 2016, we entered an agreement to sell an office property (one building) in Falls Church, VA with 164,746 rentable square feet and a net book value of $12,282 at March 31, 2017. In March 2017, we agreed to extend the closing date for this sale to June 1, 2017 and increased the sales price by $150, which we received as a non-refundable deposit.  The contract sales price is now $13,298, excluding closing costs. This sale is subject to conditions; accordingly, we cannot be sure that the sale of this property will be completed, that the sale will not be delayed or that its terms will not change. Results of operations for this property, which qualified as held for sale prior to our adoption in 2014 of ASU No. 2014-8, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, are classified as discontinued operations in our condensed consolidated financial statements.

GOVERNMENT PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(unaudited)

Summarized balance sheet and income statement information for this property is as follows:

Balance Sheets

	March 31,	December 31,
	2017	2016
Real estate properties, net	$12,260	$12,260
Other assets	278	281
Assets of discontinued operations	$12,538	$12,541

Other liabilities	$52	$45
Liabilities of discontinued operations	$52	$45

Statements of Operations

	Three Months Ended March 31,
	2017	2016
Rental income	$7	$28
Real estate taxes	(24)	(23)
Utility expenses	(46)	(50)
Other operating expenses	(53)	(76)
General and administrative	(28)	(28)
Loss from discontinued operations	$(144)	$(149)

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

We increased rental income to record revenue on a straight line basis by $1,300 and $149 for the three months ended March 31, 2017 and 2016, respectively. Rents receivable include $22,986 and $21,686 of straight line rent receivables, net of allowance for doubtful accounts of $156 and $155, at March 31, 2017 and December 31, 2016, respectively.

Note 6.   Concentration

Tenant and Credit Concentration

We define annualized rental income as the annualized contractual base rents from our tenants pursuant to our lease agreements as of the measurement date, plus straight line rent adjustments and estimated recurring expense reimbursements to be paid to us, and excluding lease value amortization. The U.S. Government, 13 state governments, and four other government tenants combined were responsible for 87.9% and 92.8% of our annualized rental income, excluding one property (one building) classified as discontinued operations, as of March 31, 2017 and 2016, respectively. The U.S. Government is our largest tenant by annualized rental income and was responsible for 60.1% and 64.6% of our annualized rental income, excluding one property classified as discontinued operations, as of March 31, 2017 and 2016, respectively.

Geographic Concentration

At March 31, 2017, our 74 properties (96 buildings), excluding one property (one building) classified as discontinued operations, were located in 31 states and the District of Columbia.  Properties located in Virginia, California, the District of Columbia, Georgia, New York, Maryland and Massachusetts were responsible for 14.8%, 14.4%, 9.5%, 8.6%, 7.6%, 7.1% and 4.9% of our annualized rental income as of March 31, 2017, respectively.

GOVERNMENT PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(unaudited)

Note 7.   Indebtedness

Our principal debt obligations at March 31, 2017 were: (1) $160,000 of outstanding borrowings under our $750,000 unsecured revolving credit facility; (2) an aggregate outstanding principal amount of $550,000 of unsecured term loans; (3) an aggregate outstanding principal amount of $660,000 of public issuances of senior unsecured notes; and (4) $27,129 aggregate principal amount of mortgage notes.

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

Our $750,000 revolving credit facility is available for general business purposes, including acquisitions. The maturity date of our revolving credit facility is January 31, 2019 and, subject to the payment of an extension fee and meeting other conditions, we have an option to extend the stated maturity date of our revolving credit facility by one year to January 31, 2020.  We can borrow, repay and reborrow funds available under our revolving credit facility until maturity and no principal repayment is due until maturity. We are required to pay interest at a rate of LIBOR plus a premium, which was 125 basis points per annum at March 31, 2017, on borrowings under our revolving credit facility.  We also pay a facility fee on the total amount of lending commitments under our revolving credit facility, which was 25 basis points per annum at March 31, 2017.  Both the interest rate premium and the facility fee are subject to adjustment based upon changes to our credit ratings.  As of March 31, 2017, the annual interest rate payable on borrowings under our revolving credit facility was 2.2% and the weighted average annual interest rate for borrowings under our revolving credit facility was 2.0% and 1.6%, respectively, for the three months ended March 31, 2017 and 2016.  As of both March 31, 2017 and April 25, 2017, we had $160,000 outstanding under our revolving credit facility.

Our $300,000 term loan, which matures on March 31, 2020, is prepayable without penalty at any time. We are required to pay interest at a rate of LIBOR plus a premium, which was 140 basis points per annum at March 31, 2017, on the amount outstanding under our $300,000 term loan. The interest rate premium is subject to adjustment based upon changes to our credit ratings.  As of March 31, 2017, the annual interest rate for the amount outstanding under our $300,000 term loan was 2.4%. The weighted average annual interest rate under our $300,000 term loan was 2.2% and 1.8%, respectively, for the three months ended March 31, 2017 and 2016.

Our $250,000 term loan, which matures on March 31, 2022, is prepayable without penalty at any time. We are required to pay interest at a rate of LIBOR plus a premium, which was 180 basis points per annum as of March 31, 2017, on the amount outstanding under our $250,000 term loan.  The interest rate premium is subject to adjustment based upon changes to our credit ratings. As of March 31, 2017, the annual interest rate for the amount outstanding under our $250,000 term loan was 2.8%.  The weighted average annual interest rate under our $250,000 term loan was 2.6% and 2.2%, respectively, for the three months ended March 31, 2017 and 2016.

Our credit agreement and senior notes indenture and its supplements provide for acceleration of payment of all amounts due thereunder upon the occurrence and continuation of certain events of default, such as, in the case of our credit agreement, a change of control of us, which includes The RMR Group LLC, or RMR LLC, ceasing to act as our business and property manager.  Our credit agreement and our senior notes indenture and its supplements also contain a number of covenants, including covenants that restrict our ability to incur debts, require us to maintain certain financial ratios and, in the case of our credit agreement, restrict our ability to make distributions under certain circumstances.  We believe we were in compliance with the terms and conditions of the respective covenants under our credit agreement and senior notes indenture and its supplements at March 31, 2017.

At March 31, 2017, three of our properties (three buildings) with an aggregate net book value of $51,600 are encumbered by three mortgages for an aggregate principal amount of $27,129. Our mortgage notes are non-recourse, subject to certain limited exceptions and do not contain any material financial covenants.

GOVERNMENT PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(unaudited)

Note 8.   Fair Value of Assets and Liabilities

The table below presents certain of our assets measured at fair value at March 31, 2017, categorized by the level of inputs, as defined in the fair value hierarchy under GAAP, used in the valuation of each asset:

		Fair Value at Reporting Date Using
		Quoted Prices in		Significant
	Estimated	Active Markets for	Significant Other	Unobservable
	Fair	Identical Assets	Observable Inputs	Inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)
Recurring Fair Value Measurements Assets:
Investment in RMR Inc. (1)	$60,104	$60,104	$—	$—
Non-Recurring Fair Value Measurements Assets:
Property held for sale and classified as discontinued operations (2)	$12,260	$—	$—	$12,260

(1)
Our 1,214,225 shares of class A common stock of The RMR Group Inc., or RMR Inc., which are included in other assets in our condensed consolidated balance sheets, are reported at fair value which is based on quoted market prices (Level 1 inputs).  Our historical cost basis for these shares is $26,888 as of March 31, 2017.  The net unrealized gain of $33,216 for these shares as of March 31, 2017 is included in cumulative other comprehensive income in our condensed consolidated balance sheets.

(2)	We estimated the fair value of this property at March 31, 2017 based upon broker estimates of value less estimated sale costs (Level 3 inputs as defined in the fair value hierarchy under GAAP).

In addition to the assets described in the table above, our financial instruments include cash and cash equivalents, restricted cash, rents receivable, mortgage note receivable, accounts payable, a revolving credit facility, term loans, senior unsecured notes, mortgage notes payable, amounts due to related persons, other accrued expenses and security deposits.  At March 31, 2017 and December 31, 2016, the fair values of our financial instruments approximated their carrying values in our condensed consolidated financial statements due to their short term nature or variable interest rates, except as follows:

	As of March 31, 2017		As of December 31, 2016
	Carrying Amount (1)	Fair Value	Carrying Amount (1)	Fair Value
Senior unsecured notes, 3.75% interest rate, due in 2019	$347,238	$355,248	$346,952	$354,078
Senior unsecured notes, 5.875% interest rate, due in 2046	299,975	310,000	299,892	292,268
Mortgage note payable, 5.88% interest rate, due in 2021 (2)	13,784	14,561	13,841	14,492
Mortgage note payable, 7.00% interest rate, due in 2019 (2)	8,683	9,063	8,778	9,188
Mortgage note payable, 8.15% interest rate, due in 2021 (2)	4,948	5,286	5,218	5,575
	$674,628	$694,158	$674,681	$675,601

(1)	Carrying amount includes certain unamortized debt issuance costs and unamortized premiums and discounts.

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

We estimated the fair value of our senior unsecured notes due in 2019 using an average of the bid and ask price of the notes as of the measurement date (Level 2 inputs as defined in the fair value hierarchy under GAAP). We estimated the fair value of our senior unsecured notes due in 2046 based on the closing price on The NASDAQ Stock Market LLC, or Nasdaq, (Level 1 inputs as defined in the fair value hierarchy under GAAP) as of the measurement date. We estimated the fair values of our mortgage notes payable by using discounted cash flow analyses and currently prevailing market terms as of the measurement date (Level 3 inputs as defined in the fair value hierarchy under GAAP).  Because Level 3 inputs are unobservable, our estimated fair value may differ materially from the actual fair value.

GOVERNMENT PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(unaudited)

Note 9.   Shareholders’ Equity

Distributions

On February 23, 2017, we paid a regular quarterly distribution to common shareholders of record on January 23, 2017 of $0.43 per share, or $30,606.

On April 11, 2017, we declared a regular quarterly distribution payable to common shareholders of record on April 21, 2017 of $0.43 per share, or $30,606. We expect to pay this distribution on or about May 22, 2017 using cash on hand and borrowings under our revolving credit facility.

Cumulative Other Comprehensive Income

Cumulative other comprehensive income represents the unrealized gain on the RMR Inc. shares we own and our share of the comprehensive income of our equity method investees, Select Income REIT, or SIR, and Affiliates Insurance Company, or AIC. The following table presents changes in the amounts we recognized in cumulative other comprehensive income by component for the three months ended March 31, 2017:

	Three Months Ended March 31, 2017
	Unrealized Gain	Equity in
	on Investment	Unrealized Gain
	in Available for	of
	Sale Securities	Investees	Total
Balance at December 31, 2016	$21,074	$5,883	$26,957
Other comprehensive income before reclassifications	12,142	4,599	16,741
Amounts reclassified from cumulative other comprehensive income to net income (1)	—	16	16
Net current period other comprehensive income	12,142	4,615	16,757
Balance at March 31, 2017	$33,216	$10,498	$43,714

(1)	Amounts reclassified from cumulative other comprehensive income are included in equity in earnings of investees in our condensed consolidated statements of comprehensive income.

Note 10. Business and Property Management Agreements with RMR LLC
We have no employees. The personnel and various services we require to operate our business are provided to us by RMR LLC. We have two agreements with RMR LLC to provide management services to us: (1) a business management agreement, which relates to our business generally; and (2) a property management agreement, which relates to our property level operations.
Pursuant to our business management agreement with RMR LLC, we recognized net business management fees of $2,704 and $2,508 for the three months ended March 31, 2017 and 2016, respectively. These amounts are included in general and administrative expenses in our condensed consolidated statements of comprehensive income.
Pursuant to our property management agreement with RMR LLC, we recognized aggregate net property management and construction supervision fees of $2,466 and $2,109 for the three months ended March 31, 2017 and 2016, respectively. These amounts are included in other operating expenses or have been capitalized, as appropriate, in our condensed consolidated financial statements.
We are generally responsible for all of our operating expenses, including certain expenses incurred by RMR LLC on our behalf. Our property level operating expenses, including certain payroll and related costs incurred by RMR LLC, are generally incorporated into rents charged to our tenants. We reimbursed RMR LLC $3,391 and $2,944 for property management related expenses for the three months ended March 31, 2017 and 2016, respectively, which amounts are included in other operating expenses in our condensed consolidated statements of comprehensive income. In addition, we are responsible for our share of RMR LLC’s costs for providing our internal audit function. The amount recognized as expense for internal audit costs was $67 for both the three months ended March 31, 2017 and 2016, which is included in general and administrative expenses in our condensed consolidated statements of comprehensive income.

GOVERNMENT PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(unaudited)

Note 11.   Related Person Transactions
We have relationships and historical and continuing transactions with RMR LLC, RMR Inc., SIR, AIC and others related to them, including other companies to which RMR LLC provides management services and which have trustees, directors and officers who are also our Trustees or officers.
Our Manager, RMR LLC. We have two agreements with RMR LLC to provide management services to us. See Note 10 for further information regarding our management agreements with RMR LLC.
RMR Inc. RMR LLC is a subsidiary of RMR Inc. and RMR Inc. is the managing member of RMR LLC. The controlling shareholder of RMR Inc., ABP Trust, is owned by our Managing Trustees. As of March 31, 2017, we owned 1,214,225 shares of class A common stock of RMR Inc. See Note 8 for further information regarding our investment in RMR Inc.
SIR.  As of March 31, 2017, we owned 24,918,421 of SIR's common shares, or approximately 27.9% of its outstanding common shares.  Our Managing Trustees also serve as managing trustees of SIR, and our President and Chief Operating Officer also serves as the president and chief operating officer of SIR. RMR LLC provides management services to SIR and us. See Note 12 for further information regarding our investment in SIR.
AIC. We, SIR, ABP Trust and four other companies to which RMR LLC provides management services currently own AIC, an Indiana insurance company, in equal amounts. We and the other AIC shareholders participate in a combined property insurance program arranged and reinsured in part by AIC. As of March 31, 2017 and December 31, 2016, our investment in AIC had a carrying value of $7,485 and $7,235, respectively. These amounts are included in other assets in our condensed consolidated balance sheets. We recognized income related to our investment in AIC, which is presented as equity in earnings of an investee in our condensed consolidated statements of comprehensive income. Our other comprehensive income includes our proportionate part of unrealized gains on securities which are owned by AIC.
For further information about these and other such relationships and certain other related person transactions, refer to our Annual Report.
Note 12.   Equity Investment in Select Income REIT

As described in Note 11, as of March 31, 2017, we owned 24,918,421, or approximately 27.9%, of the then outstanding SIR common shares.  SIR is a real estate investment trust which owns properties that are primarily leased to single tenants.

We account for our investment in SIR under the equity method.  Under the equity method, we record our proportionate share of SIR’s net income as equity in earnings of an investee in our condensed consolidated statements of comprehensive income.  We recorded $2,611 and $9,857 of equity in the earnings of SIR for the three months ended March 31, 2017 and 2016, respectively. Our other comprehensive income includes our proportionate share of SIR’s unrealized gains of $4,492 for both the three months ended March 31, 2017 and 2016.

The adjusted GAAP cost basis of our investments in SIR was less than our proportionate share of SIR’s total shareholders’ equity book value on the dates we acquired the shares. As of March 31, 2017, our remaining basis difference was $89,449 and as required under GAAP, we are accreting this basis difference to earnings over the estimated remaining useful lives of certain real estate assets and intangible assets and liabilities owned by SIR. This accretion increased our equity in the earnings of SIR by $736 and $740 for the three months ended March 31, 2017 and 2016, respectively.

As of March 31, 2017, our investment in SIR had a carrying value of $482,103 and a market value, based on the closing price of SIR common shares on the Nasdaq on March 31, 2017, of $642,646. We periodically evaluate our equity investment in SIR for possible indicators of other than temporary impairment whenever events or changes in circumstances indicate the carrying amount of the investment might not be recoverable.  These indicators may include the length of time the market value of our investment is below our cost basis, the financial condition of SIR, our intent and ability to be a long term holder of the investment and other considerations.  If the decline in fair value is judged to be other than temporary, we may record an impairment charge to adjust the basis of the investment to its fair value.

We received cash distributions from SIR totaling $12,708 and $12,459 during the three months ended March 31, 2017 and 2016, respectively.

GOVERNMENT PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(unaudited)

The following are summarized financial data of SIR as reported in SIR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, or the SIR Quarterly Report. References in our condensed consolidated financial statements to the SIR Quarterly Report are included as references to the source of the data only, and the information in the SIR Quarterly Report is not incorporated by reference into our condensed consolidated financial statements.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2017	2016
Real estate properties, net	$3,881,945	$3,899,792
Acquired real estate leases, net	486,932	506,298
Cash and cash equivalents	18,101	22,127
Rents receivable, net	111,688	124,089
Other assets, net	115,399	87,376
Total assets	$4,614,065	$4,639,682

Unsecured revolving credit facility	$342,000	$327,000
Unsecured term loan, net	348,497	348,373
Senior unsecured notes, net	1,431,368	1,430,300
Mortgage notes payable, net	245,418	245,643
Assumed real estate lease obligations, net	75,411	77,622
Other liabilities	120,168	136,782
Shareholders' equity	2,051,203	2,073,962
Total liabilities and shareholders' equity	$4,614,065	$4,639,682
Condensed Consolidated Statements of Income

	Three Months Ended March 31,
	2017	2016
Rental income	$97,344	$97,860
Tenant reimbursements and other income	18,950	19,372
Total revenues	116,294	117,232

Real estate taxes	10,843	10,288
Other operating expenses	12,867	12,958
Depreciation and amortization	33,740	33,469
Acquisition related costs	—	58
General and administrative	14,888	6,976
Reserve for straight line rent receivable, net	12,517	—
Loss on asset impairment	4,047	—
Total expenses	88,902	63,749
Operating income	27,392	53,483

Dividend income	397	—
Interest expense	(21,087)	(20,609)
Income before income tax expense and equity in earnings of an investee	6,702	32,874
Income tax expense	(102)	(139)
Equity in earnings of an investee	128	77
Net income	6,728	32,812
Net income allocated to noncontrolling interest	—	(33)
Net income attributed to SIR	$6,728	$32,779

Weighted average common shares outstanding (basic)	89,331	89,286
Weighted average common shares outstanding (diluted)	$89,348	$89,295
Net income attributed to SIR per common share (basic and diluted)	$0.08	$0.37

GOVERNMENT PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(unaudited)

Note 13.   Segment Information

We operate in two separate reportable business segments: ownership of properties that are primarily leased to government tenants and our equity method investment in SIR.

	Three Months Ended March 31, 2017
	Investment	Investment
	in Real Estate	in SIR	Corporate	Consolidated
Rental income	$69,296	$—	$—	$69,296

Expenses:
Real estate taxes	8,177	—	—	8,177
Utility expenses	4,606	—	—	4,606
Other operating expenses	13,992	—	—	13,992
Depreciation and amortization	20,505	—	—	20,505
General and administrative	—	—	3,962	3,962
Total expenses	47,280	—	3,962	51,242

Operating income (loss)	22,016	—	(3,962)	18,054
Dividend income	—	—	304	304
Interest income	46	—	15	61
Interest expense	(432)	—	(13,149)	(13,581)
Income (loss) from continuing operations before
income taxes and equity in earnings of investees	21,630	—	(16,792)	4,838
Income tax expense	—	—	(18)	(18)
Equity in earnings of investees	—	2,611	128	2,739
Income (loss) from continuing operations	21,630	2,611	(16,682)	7,559
Loss from discontinued operations	(144)	—	—	(144)
Net income (loss)	$21,486	$2,611	$(16,682)	$7,415

	As of March 31, 2017
	Investment	Investment
	in Real Estate	in SIR	Corporate	Consolidated
Total Assets	$1,811,545	$482,103	$83,402	$2,377,050

GOVERNMENT PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(unaudited)

	Three Months Ended March 31, 2016
	Investment	Investment
	in Real Estate	in SIR	Corporate	Consolidated
Rental income	$63,611	$—	$—	$63,611

Expenses:
Real estate taxes	7,653	—	—	7,653
Utility expenses	4,174	—	—	4,174
Other operating expenses	12,911	—	—	12,911
Depreciation and amortization	18,324	—	—	18,324
Acquisition related costs	152	—	—	152
General and administrative	—	—	3,526	3,526
Total expenses	43,214	—	3,526	46,740

Operating income (loss)	20,397	—	(3,526)	16,871
Interest income	—	—	6	6
Interest expense	(1,095)	—	(8,269)	(9,364)
Gain on early extinguishment of debt	104	—	—	104
Income (loss) from continuing operations before income
income taxes and equity in earnings of investees	19,406	—	(11,789)	7,617
Income tax expense	—	—	(15)	(15)
Equity in earnings of investees	—	9,857	77	9,934
Income (loss) from continuing operations	19,406	9,857	(11,727)	17,536
Loss from discontinued operations	(149)	—	—	(149)
Net income (loss)	$19,257	$9,857	$(11,727)	$17,387

	As of December 31, 2016
	Investment	Investment
	in Real Estate	in SIR	Corporate	Consolidated
Total Assets	$1,807,560	$487,708	$89,798	$2,385,066

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with our condensed consolidated financial statements and accompanying notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our Annual Report on Form
10-K for the year ended December 31, 2016, or our Annual Report.

OVERVIEW

We are a real estate investment trust, or REIT, organized under Maryland law. As of March 31, 2017, we owned 74 properties (96 buildings), excluding one property (one building) classified as discontinued operations.  Our properties are located in 31 states and the District of Columbia and contain approximately 11.5 million rentable square feet, of which 58.2% was leased to the U.S. Government, 21.7% was leased to 13 state governments, 3.2% was leased to four other government tenants, 3.6% was leased to government contractor tenants, 8.4% was leased to various other non-governmental organizations and 4.9% was available for lease as of March 31, 2017. The U.S. Government, 13 state governments and four other government tenants combined were responsible for 87.9% and 92.8% of our annualized rental income as of March 31, 2017 and 2016, respectively. The term annualized rental income as used in this section is defined as the annualized contractual base rents from our tenants pursuant to our lease agreements as of the measurement date, plus straight line rent adjustments and estimated recurring expense reimbursements to be paid to us, and excluding lease value amortization.

As of March 31, 2017, we also owned 24,918,421 common shares, or approximately 27.9% of the then outstanding common shares, of Select Income REIT, or SIR. SIR is a REIT which owns properties that are primarily leased to single tenants.  See Notes 11 and 12 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information regarding our investment in SIR. We account for our investment in SIR under the equity method.

Property Operations

As of March 31, 2017, excluding one property (one building) classified as discontinued operations, 95.1% of our rentable square feet was leased, compared to 94.9% of our rentable square feet as of March 31, 2016.  Occupancy data for our properties as of March 31, 2017 and 2016 is as follows (square feet in thousands):

			Comparable
	All Properties (1)		Properties (2)
	March 31,		March 31,
	2017	2016	2017	2016
Total properties	74	72	70	70
Total buildings	96	92	90	90
Total square feet (3)	11,512	10,985	10,612	10,612
Percent leased (4)	95.1%	94.9%	95.1%	95.4%

(1)	Based on properties we owned on March 31, 2017 and 2016, respectively, and excludes one property (one building) classified as discontinued operations.

(2)
Based on properties we owned on March 31, 2017 and which we owned continuously since January 1, 2016, and excludes one property (one building) classified as discontinued operations.  Our comparable properties decreased from 71 properties (91 buildings) at March 31, 2016 as a result of the sale of one property (one building) during the year ended December 31, 2016.

(3)	Subject to changes when space is re-measured or re-configured for tenants.

(4)
Percent leased includes (i) space being fitted out for tenant occupancy pursuant to our lease agreements, if any, and (ii) space which is leased, but is not occupied or is being offered for sublease by tenants, if any, as of the measurement date.

The average annualized effective rental rate per square foot for our properties for the three months ended March 31, 2017 and 2016 are as follows:

	Three Months Ended March 31,
	2017	2016
Average annualized effective rental rate per square foot (1):
All properties (2)	$25.55	$25.04
Comparable properties (3)	$25.14	$24.88

(1)
Average annualized effective rental rate per square foot represents annualized total rental income during the period specified divided by the average rentable square feet leased during the period specified. Excludes one property (one building) classified as discontinued operations.

(2)	Based on properties we owned on March 31, 2017 and 2016, respectively, and excludes one property (one building) classified as discontinued operations.

(3)	Based on properties we owned on March 31, 2017 and which we owned continuously since January 1, 2016 and excludes one property (one building) classified as discontinued operations.

During the three months ended March 31, 2017, changes in rentable square feet leased and available for lease at our properties, excluding one property (one building) classified as discontinued operations, were as follows:

	Three Months Ended March 31, 2017
		Available
	Leased	for Lease	Total
Beginning of period	10,881,289	561,224	11,442,513
Changes resulting from:
Acquisition of properties	69,374	—	69,374
Lease expirations	(360,147)	360,147	—
Lease renewals (1)	345,541	(345,541)	—
New leases (1)	14,562	(14,562)	—
End of period	10,950,619	561,268	11,511,887

(1)	Based on leases entered into during the three months ended March 31, 2017.

Leases at our properties totaling 360,147 rentable square feet expired during the three months ended March 31, 2017. During the three months ended March 31, 2017, we entered into leases totaling 360,103 rentable square feet, including lease renewals of 345,541 rentable square feet.  The weighted (by rentable square feet) average rental rates for leases of 324,127 rentable square feet entered into with government tenants during the three months ended March 31, 2017 increased by 4.5% when compared to the weighted (by rentable square feet) average prior rents for the same space. The weighted (by rentable square feet) average rental rates for leases of 35,976 rentable square feet entered into with non-government tenants during the three months ended March 31, 2017 increased by 7.1% when compared to the weighted (by rentable square feet) average rental rates previously charged for the same space.

During the three months ended March 31, 2017, changes in effective rental rates per square foot achieved for new leases and lease renewals that commenced during the three months ended March 31, 2017, when compared to prior effective rental rates per square foot in effect for the same space (and excluding space acquired vacant), were as follows:

	Three Months Ended March 31, 2017
	Old Effective	New Effective
	Rent Per	Rent Per	Rentable
	Square Foot (1)	Square Foot (1)	Square Feet
New leases	$24.24	$21.64	$45,114
Lease renewals	$7.76	$8.12	$331,465
Total leasing activity	$9.74	$9.74	$376,579

(1)
Effective rental rate includes contractual base rents from our tenants pursuant to our lease agreements, plus straight line rent adjustments and estimated expense reimbursements to be paid to us, and excluding lease value amortization.

During the three months ended March 31, 2017, commitments made for expenditures, such as tenant improvements and leasing costs, in connection with leasing space at our properties were as follows:

	Government	Non-Government
Three Months Ended March 31, 2017	Leases	Leases	Total
Rentable square feet leased during the period	324,127	35,976	360,103
Tenant leasing costs and concession commitments (1) (in thousands)	$879	$1,362	$2,241
Tenant leasing costs and concession commitments per rentable square foot (1)	$2.71	$37.87	$6.22
Weighted (by square feet) average lease term (years)	10.9	7.1	10.6
Total leasing costs and concession commitments per rentable square foot per year (1)	$0.25	$5.36	$0.59

(1)	Includes commitments made for leasing expenditures and concessions, such as tenant improvements, leasing commissions, tenant reimbursements and free rent.

During the three months ended March 31, 2017 and 2016, amounts capitalized at our properties, excluding one property (one building) classified as discontinued operations, for tenant improvements, leasing costs, building improvements and development and redevelopment activities were as follows (dollars in thousands):

	Three Months Ended
	March 31,
	2017	2016
Tenant improvements (1)	$2,403	$1,989
Leasing costs (2)	$1,087	$4,312
Building improvements (3)	$1,778	$3,033
Development, redevelopment and other activities (4)	$6,281	$768

(1)	Tenant improvements include capital expenditures used to improve tenants’ space or amounts paid directly to tenants to improve their space.

(2)	Leasing costs include leasing related costs, such as brokerage commissions and other tenant inducements.

(3)	Building improvements generally include expenditures to replace obsolete building components and expenditures that extend the useful life of existing assets.

(4)
Development, redevelopment and other activities generally include (i) capital expenditures that are identified at the time of a property acquisition and incurred within a short time period after acquiring the property, and (ii) capital expenditure projects that reposition a property or result in new sources of revenue.

As of March 31, 2017, we have estimated unspent leasing related obligations of $24,800 and have committed to redevelop and expand an existing property prior to commencement of the lease with an estimated remaining cost to complete as of March 31, 2017 of $10,138.

We believe that current government budgetary pressures have resulted in a decrease in government employment, government tenants reducing their space utilization per employee and consolidation of government tenants into existing government owned properties, thereby reducing the demand for government leased space. Our historical experience with respect to properties of the type we own that are majority leased to government tenants has been that government tenants frequently renew leases to avoid the costs and disruptions that may result from relocating their operations. However, efforts to reduce space utilization rates may result in our tenants exercising early termination rights under our leases, vacating our properties upon expiration of our leases in order to relocate, or in renewing their leases for less space than they currently occupy. Further, the need to reconfigure leased office space to reduce utilization per employee may require us to spend increased amounts for tenant improvements, and relocation has become more prevalent in instances where efforts by government tenants to reduce their space utilization require a significant reconfiguration of currently leased space. Moreover, uncertainty with respect to government agency budgets and a lack of adequate funding to implement relocations, consolidations and reconfigurations have resulted in delayed space decisions and reliance on short term lease renewals by government tenants. Accordingly, we are unable to reasonably project what the financial impact of market conditions or changing government financial circumstances will be on our financial results for future periods.

The Internal Revenue Service, or IRS, has publicly stated that it plans to discontinue its tax return processing operations at our property located in Fresno, CA in 2021. The IRS lease for this property, which accounted for approximately 3.1% of our annualized rental income as of March 31, 2017, expires in 2021. The IRS has also publicly stated that it plans to discontinue its tax return processing operations in Covington, KY in 2019. Our property located in Florence, KY is leased to the IRS and we believe it is used to support the Covington, KY operations. This IRS lease, which accounted for approximately 0.9% of our annualized rental income as of March 31, 2017, expires in 2022 but is subject to early termination rights beginning in June 2017. The IRS has not notified us of its intentions regarding the Fresno, CA or Covington, KY properties.

As of March 31, 2017, we had leases totaling 360,147 rentable square feet that were scheduled to expire through March 31, 2018. As of April 25, 2017, tenants with leases totaling 116,281 rentable square feet that are scheduled to expire through March 31, 2018, have notified us that they do not plan to renew their leases upon expiration and we cannot be sure as to whether other tenants may or may not renew their leases upon expiration.  Based upon current market conditions and tenant negotiations for leases scheduled to expire through March 31, 2018, we expect that the rental rates we are likely to achieve on new or renewed leases for space under leases expiring through March 31, 2018 will, in the aggregate and on a weighted (by annualized revenues) average basis, be lower than the rates currently being paid, thereby generally resulting in lower revenue from the same space. We cannot be sure of the rental rates which will result from our ongoing negotiations regarding lease renewals or any new leases we may enter into; also, we may experience material declines in our rental income due to vacancies upon lease expirations or early terminations. Prevailing market conditions and government and other tenants' needs at the time we negotiate and enter leases will generally determine rental rates and demand for leased space at our properties, and market conditions and government and other tenants' needs are beyond our control.

As of March 31, 2017, lease expirations at our properties, excluding one property (one building) classified as discontinued operations, by year are as follows (dollars in thousands):

	Number	Expirations				Annualized
	of	of Leased			Cumulative	Rental		Cumulative
	Tenants	Square		Percent	Percent	Income	Percent	Percent
Year (1)	Expiring	Feet (2)		of Total	of Total	Expiring	of Total	of Total
2017	34	865,354		7.9%	7.9%	$19,397	7.1%	7.1%
2018	40	904,342		8.3%	16.2%	34,221	12.5%	19.6%
2019	42	1,908,746		17.4%	33.6%	57,922	21.1%	40.7%
2020	34	1,309,087		12.0%	45.6%	31,038	11.3%	52.0%
2021	35	1,059,534		9.7%	55.3%	20,648	7.5%	59.5%
2022	24	913,979		8.3%	63.6%	21,894	8.0%	67.5%
2023	16	600,877		5.5%	69.1%	13,789	5.0%	72.5%
2024	15	991,572		9.1%	78.2%	22,636	8.2%	80.7%
2025	12	601,162		5.5%	83.7%	11,539	4.2%	84.9%
2026 and thereafter	26	1,795,966	(3)	16.3%	100.0%	41,639	15.1%	100.0%
Total	278	10,950,619		100.0%		$274,723	100.0%

Weighted average remaining lease term (in years)		5.1				4.7

(1)
The year of lease expiration is pursuant to current contract terms. Some government tenants have the right to vacate their space before the stated expirations of their leases. As of March 31, 2017, government tenants occupying approximately 11.7% of our rentable square feet and responsible for approximately 9.2% of our annualized rental income as of March 31, 2017 have currently exercisable rights to terminate their leases before the stated terms of their leases expire. Also, in 2017, 2018, 2019, 2020, 2021, 2022, 2023, 2026 and 2027, early termination rights become exercisable by other tenants who currently occupy an additional approximately 2.3%, 2.2%, 4.9%, 7.0%, 0.7%, 2.9%, 1.9%, 0.9% and 0.6% of our rentable square feet, respectively, and contribute an additional approximately 1.7%, 2.8%, 5.1%, 7.4%, 0.6%, 2.3%, 1.7%, 1.2% and 0.6% of our annualized rental income, respectively, as of March 31, 2017. In addition, as of March 31, 2017, 15 of our government tenants have currently exercisable rights to terminate their leases if the legislature or other funding authority does not appropriate rent amounts in their respective annual budgets. These 15 tenants occupy approximately 17.2% of our rentable square feet and contribute approximately 16.8% of our annualized rental income as of March 31, 2017.

(2)
Leased square feet is pursuant to leases existing as of March 31, 2017, and includes (i) space being fitted out for tenant occupancy pursuant to our lease agreements, if any, and (ii) space which is leased, but is not occupied or is being offered for sublease by tenants, if any.  Square feet measurements are subject to changes when space is re-measured or re-configured for new tenants.

(3)	Leased square footage excludes a 25,579 square foot expansion to be constructed at an existing property prior to the commencement of the lease.

Acquisition and Disposition Activities (dollar amounts in thousands)

In January 2017, we acquired an office property (one building) located in Manassas, VA with 69,374 rentable square feet for a purchase price of $12,620, excluding capitalized acquisition costs of $21, using cash on hand and borrowings under our revolving credit facility.  We acquired this property at a capitalization rate of 8.6%.  We calculate the capitalization rate for property acquisitions as the ratio of (x) annual straight line rental income, excluding the impact of above and below market lease amortization, based on leases in effect on the acquisition date, less estimated annual property operating expenses as of the acquisition date, excluding depreciation and amortization expense, to (y) the acquisition purchase price, including the principal amount of assumed debt, if any, and excluding acquisition costs.

In August 2016, we entered an agreement to acquire transferable development rights that would allow us to expand a property we own in Washington, D.C. for a purchase price of $2,030, excluding acquisition costs. This acquisition is currently expected to occur in the second quarter of 2017.

In March 2016, we entered an agreement to sell an office property (one building) in Falls Church, VA with 164,746 rentable square feet and a net book value of $12,282 at March 31, 2017. In March 2017, we agreed to extend the closing date for this sale to June 1, 2017 and increased the sales price by $150, which we received as a non-refundable deposit.  The contract sales price is now $13,298, excluding closing costs.

Our pending acquisition and disposition are subject to conditions; accordingly, we cannot be sure that we will complete these transactions or that they will not be delayed or that their terms will not change.

Our strategy related to property acquisitions and dispositions is materially unchanged from that disclosed in our Annual Report. We continue to explore and evaluate for possible acquisition additional properties that are majority leased to government tenants and government contractor tenants; however, we cannot be sure that we will reach any agreement to acquire such properties, or that if we do reach any such agreement, that we will complete any acquisitions. Although we have not identified properties for disposition other than the property described above, we expect to periodically identify properties for sale based on future changes in market conditions, changes in property performance, our expectation regarding lease renewals, our plans with regard to particular properties or alternative opportunities we may wish to pursue. Our plans for particular properties and other strategic considerations may cause us to change our acquisition and disposition strategies, and we may do so at any time and without shareholder approval.

RESULTS OF OPERATIONS (amounts in thousands, except per share amounts)

Three Months Ended March 31, 2017, Compared to Three Months Ended March 31, 2016

					Acquired Properties		Disposed Property
					Results (2)		Results (3)
	Comparable Properties Results (1)				Three Months Ended		Three Months Ended		Consolidated Results
	Three Months Ended March 31,				March 31,		March 31,		Three Months Ended March 31,
			$	%							$	%
	2017	2016	Change	Change	2017	2016	2017	2016	2017	2016	Change	Change
Rental income	$62,872	$62,079	$793	1.3%	$6,424	$1,532	$—	$—	$69,296	$63,611	$5,685	8.9%
Operating expenses:
Real estate taxes	7,540	7,511	29	0.4%	637	127	—	15	8,177	7,653	524	6.8%
Utility expenses	4,153	4,065	88	2.2%	453	98	—	11	4,606	4,174	432	10.3%
Other operating expenses	12,929	12,538	391	3.1%	1,063	346	—	27	13,992	12,911	1,081	8.4%
Total operating expenses	24,622	24,114	508	2.1%	2,153	571	—	53	26,775	24,738	2,037	8.2%
Net operating income (4)	$38,250	$37,965	$285	0.8%	$4,271	$961	$—	$(53)	42,521	38,873	3,648	9.4%

Other expenses:
Depreciation and amortization									20,505	18,324	2,181	11.9%
Acquisition related costs									—	152	(152)	(100.0%)
General and administrative									3,962	3,526	436	12.4%
Total other expenses									24,467	22,002	2,465	11.2%
Operating income									18,054	16,871	1,183	7.0%
Dividend income									304	—	304	nm
Interest income									61	6	55	nm
Interest expense (including net amortization of debt premiums and discounts and debt issuance costs of $807 and $471, respectively)									(13,581)	(9,364)	(4,217)	45.0%
Gain on early extinguishment of debt									—	104	(104)	(100.0%)
Income from continuing operations before income taxes and equity in earnings of investees									4,838	7,617	(2,779)	(36.5%)
Income tax expense									(18)	(15)	(3)	20.0%
Equity in earnings of investees									2,739	9,934	(7,195)	(72.4%)
Income from continuing operations									7,559	17,536	(9,977)	(56.9%)
Loss from discontinued operations									(144)	(149)	5	(3.4%)
Net income									$7,415	$17,387	$(9,972)	(57.4%)

Weighted average common shares outstanding (basic)									71,079	71,031	48	0.1%
Weighted average common shares outstanding (diluted)									71,094	71,031	63	0.1%

Per common share amounts (basic and diluted):
Income from continuing operations									$0.11	$0.25	$(0.14)	(56.0%)
Loss from discontinued operations									$—	$—	$—	—%
Net income									$0.10	$0.24	$(0.14)	(58.3%)

Reconciliation of Net Income to NOI: (4)
Net income									$7,415	$17,387
Loss from discontinued operations									144	149
Income from continuing operations									7,559	17,536
Equity in earnings of investees									(2,739)	(9,934)
Income tax expense									18	15
Gain on early extinguishment of debt									—	(104)
Interest expense									13,581	9,364
Interest income									(61)	(6)
Dividend income									(304)	—
Operating income									18,054	16,871
General and administrative									3,962	3,526
Acquisition related costs									—	152
Depreciation and amortization									20,505	18,324
NOI									$42,521	$38,873

Reconciliation of Net Income to Funds From Operations and Normalized Funds From Operations (5)
	2017	2016
Net income	$7,415	$17,387
Plus: Depreciation and amortization	20,505	18,324
Plus: FFO attributable to Select Income REIT investment	12,404	18,458
Less: Equity in earnings from Select Income REIT	(2,611)	(9,857)
Funds from operations	37,713	44,312
Plus: Acquisition related costs	—	152
Plus: Normalized FFO attributable to Select Income REIT investment	14,590	18,475
Less: FFO attributable to Select Income REIT investment	(12,404)	(18,458)
Less: Gain on early extinguishment of debt	—	(104)
Normalized funds from operations	$39,899	$44,377

Funds from operations per common share (basic and diluted)	$0.53	$0.62
Normalized funds from operations per common share (basic and diluted)	$0.56	$0.62

(1)
Comparable properties consist of 70 properties (90 buildings) we owned on March 31, 2017 and which we owned continuously since January 1, 2016, and excludes one property (one building) classified as discontinued operations.

(2)	Acquired properties consist of four properties (six buildings) we acquired since January 1, 2016.

(3)	Disposed property consists of one property (one building) we sold in July 2016.

(4)
The calculation of net operating income, or NOI, excludes certain components of net income in order to provide results that are more closely related to our property level results of operations. We define NOI as income from our rental of real estate less our property operating expenses. NOI excludes amortization of capitalized tenant improvement costs and leasing commissions because we record those amounts as depreciation and amortization. We consider NOI to be an appropriate supplemental measure to net income because it may help both investors and management to understand the operations of our properties. We use NOI to evaluate individual and company wide property level performance, and we believe that NOI provides useful information to investors regarding our results of operations because it reflects only those income and expense items that are generated and incurred at the property level and may facilitate comparisons of our operating performance between periods and with other REITs. NOI does not represent cash generated by operating activities in accordance with U.S. generally accepted accounting principles, or GAAP, and should not be considered as an alternative to net income or operating income as an indicator of our operating performance or as a measure of our liquidity. This measure should be considered in conjunction with net income and operating income as presented in our Condensed Consolidated Statements of Comprehensive Income. Other REITs and real estate companies may calculate NOI differently than we do.

(5)
We calculate funds from operations, or FFO, and normalized funds from operations, or Normalized FFO, as shown above. FFO is calculated on the basis defined by The National Association of Real Estate Investment Trusts, or NAREIT, which is net income, calculated in accordance with GAAP, plus real estate depreciation and amortization and the difference between FFO attributable to an equity investment and equity in earnings of an equity investee but excluding impairment charges on real estate assets, any gain or loss on sale of properties, as well as certain other adjustments currently not applicable to us. Our calculation of Normalized FFO differs from NAREIT's definition of FFO because we include the difference between FFO and Normalized FFO attributable to our equity investment in SIR, we include business management incentive fees, if any, only in the fourth quarter versus the quarter when they are recognized as expense in accordance with GAAP due to their quarterly volatility not necessarily being indicative of our core operating performance and the uncertainty as to whether any such business management incentive fees will be payable when all contingencies for determining such fees are determined at the end of the calendar year, and we exclude acquisition related costs and gains on early extinguishment of debt . We consider FFO and Normalized FFO to be appropriate supplemental measures of operating performance for a REIT, along with net income and operating income. We believe that FFO and Normalized FFO provide useful information to investors because by excluding the effects of certain historical amounts, such as depreciation expense, FFO and Normalized FFO may facilitate a comparison of our operating performance between periods and with other REITs. FFO and Normalized FFO are among the factors considered by our Board of Trustees when determining the amount of distributions to our shareholders. Other factors include, but are not limited to, requirements to maintain our qualification for taxation as a REIT, limitations in our credit agreement and public debt covenants, the availability to us of debt and equity capital, our expectation of our future capital requirements and operating performance, our receipt of distributions from SIR and our expected needs and availability of cash to pay our obligations. FFO and Normalized FFO do not represent cash generated by operating activities in accordance with GAAP and should not be considered as alternatives to net income or operating income as an indicator of our operating performance or as a measure of our liquidity. These measures should be considered in conjunction with net income and operating income as presented in our Condensed Consolidated Statements of Comprehensive Income. Other REITs and real estate companies may calculate FFO and Normalized FFO differently than we do.

We refer to the 70 properties (90 buildings) we owned on March 31, 2017 and which we have owned continuously since January 1, 2016, excluding one property (one building) classified as discontinued operations, as comparable properties. We refer to the four properties (six buildings) which we acquired since January 1, 2016 as the acquired properties. We refer to the one property (one building) we sold in July 2016 as the disposed property.

Our condensed consolidated statements of comprehensive income for the three months ended March 31, 2017 include the operating results of three acquired properties (five buildings) for the entire period, as we acquired those properties prior to January 1, 2017, and include the operating results of one acquired property (one building) for less than the entire period, as we acquired that property during the 2017 period and exclude the operating results of one disposed property for the entire period, as we sold that property prior to January 1, 2017. Our condensed consolidated statements of comprehensive income for the three months ended March 31, 2016 include the operating results of one acquired property (one building) for less than the entire period, as we acquired that property during the 2016 period and include the operating results of the one disposed property for the entire period, as we sold that property after March 31, 2016.

References to changes in the income and expense categories below relate to the comparison of consolidated results for the three month period ended March 31, 2017, compared to the three month period ended March 31, 2016.

Rental income. The increase in rental income reflects an increase in rental income for comparable properties and the effect of the acquired properties. Rental income for comparable properties increased $793 due primarily to increases in rental rates and occupied space at certain of our properties in the 2017 period. Rental income increased $4,892 as a result of the acquired properties.  Rental income includes non-cash straight line rent adjustments totaling $1,300 in the 2017 period and $149 in the 2016 period, and amortization of acquired leases and assumed lease obligations totaling ($627) in the 2017 period and ($307) in the 2016 period.

Real estate taxes. The increase in real estate taxes reflects an increase in real estate taxes for comparable properties and the net effect of the acquired properties and the disposed property. Real estate taxes for comparable properties increased $29 due primarily to the effect of higher real estate tax valuation assessments at certain of our properties in the 2017 period. Real estate taxes increased $510 as a result of the acquired properties, partially offset by a decrease of $15 as a result of the disposed property.

Utility expenses. The increase in utility expenses reflects an increase in utility expenses for comparable properties and the net effect of the acquired properties and the disposed property. Utility expenses at comparable properties increased $88 primarily due to an increase in electricity usage at certain of our buildings during the 2017 period. Utility expenses increased $355 as a result of the acquired properties, partially offset by a decrease of $11 as a result of the disposed property.

Other operating expenses. Other operating expenses consist of salaries and benefit costs of property level personnel, repairs and maintenance expense, cleaning expense, other direct costs of operating our properties and property management fees. The increase in other operating expenses reflects an increase in expenses for comparable properties and the net effect of the acquired properties and the disposed property. Other operating expenses at comparable properties increased $391 primarily as a result of higher repairs and maintenance costs at certain of our properties during the 2017 period, partially offset by lower snow removal costs at certain of our properties during the 2017 period. Other operating expenses increased $717 as a result of the acquired properties, offset by a decrease of $27 as a result of the disposed property.

Depreciation and amortization. The increase in depreciation and amortization reflects the effect of improvements made to certain of our comparable properties, partially offset by the effect of certain assets becoming fully depreciated and the acquired properties. Depreciation and amortization at comparable properties increased $413 due primarily to depreciation and amortization of improvements made to certain of our properties after January 1, 2016, partially offset by certain leasing related assets becoming fully depreciated after January 1, 2016. Depreciation and amortization increased $1,768 as a result of the acquired properties.

Acquisition related costs. Acquisition related costs include legal and diligence costs incurred in connection with our property acquisition activities that were expensed in accordance with GAAP.

General and administrative. General and administrative expenses consist of fees pursuant to our business management agreement, equity compensation expense, legal and accounting fees, Trustees’ fees and expenses, securities listing and transfer agency fees and other costs relating to our status as a publicly traded company. The increase in general and administrative expenses is primarily as a result of an increase in business management fees due to our acquisitions and an increase in our equity compensation expense during the 2017 period.

Dividend income. Dividend income consists of dividends received from our investment in RMR Inc.

Interest income. The increase in interest income in the 2017 period is primarily the result of interest earned from the mortgage financing we provided to the purchaser of one of our properties in July 2016.

Interest expense. The increase in interest expense reflects higher average outstanding debt balances and higher weighted average interest rates on borrowings during the 2017 period compared to the 2016 period.

Gain on early extinguishment of debt. We recorded a net $104 gain on early extinguishment of debt in the 2016 period in connection with the prepayment of two mortgage notes.

Income tax expense. The increase in income tax expense reflects higher operating income in certain jurisdictions in the 2017 period that is subject to state income taxes.

Equity in earnings of investees. Equity in earnings of investees represents our proportionate share of earnings from our investments in SIR and Affiliates Insurance Company, or AIC. The decrease in the 2017 period is primarily the result of a decline in SIR's net income for the 2017 period.

Loss from discontinued operations. Loss from discontinued operations reflects operating results for one property (one building) included in discontinued operations during the 2017 and 2016 periods.

Net income. Our net income decreased in the 2017 period compared to the 2016 period as a result of the changes noted above.

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

Our changes in cash flows for the three months ended March 31, 2017 compared to the same period in 2016 were as follows: (i) cash provided by operating activities decreased from $31,212 in 2016 to $25,316 in 2017; (ii) cash used in investing activities decreased from $80,866 in 2016 to $11,464 in 2017; and (iii) cash flows from financing activities changed from $56,567 of cash provided by financing activities in the 2016 period to $30,985 of cash used in financing activities in the 2017 period.

The decrease in cash provided by operating activities for the three month period ended March 31, 2017 as compared to the corresponding prior year period was due primarily to a decrease in the amount of the distributions we received from our investments in SIR and RMR Inc. common shares classified as an operating activity in the 2017 period and an increase in interest paid in the 2017 period. The decrease in cash used in investing activities for the three month period ended March 31, 2017 as compared to the corresponding prior year period was due primarily to a decrease in our real estate acquisition activity and an increase in the amount of the distributions we received from our investments in SIR and RMR Inc. common shares classified as an investing activity in the 2017 period, partially offset by an increase in real estate improvements made in the 2017 period. The change in cash (used in) provided by financing activities for the three month period ended March 31, 2017 as compared to the corresponding prior year period was due primarily to higher net borrowings in the 2016 period.

Our Investment and Financing Liquidity and Resources (dollar amounts in thousands, except per share and per square foot amounts)

In order to fund acquisitions and to meet cash needs that may result from our desire or need to make distributions or pay operating or capital expenses, we maintain a $750,000 unsecured revolving credit facility. The maturity date of our revolving credit facility is January 31, 2019 and, subject to our payment of an extension fee and meeting other conditions, we have an option to extend the stated maturity date of our revolving credit facility by one year to January 31, 2020. We are required to pay interest at a rate of LIBOR plus a premium, which was 125 basis points per annum at March 31, 2017, on the amount outstanding under our revolving credit facility. We also pay a facility fee on the total amount of lending commitments under our revolving credit facility, which was 25 basis points per annum at March 31, 2017. Both the interest rate premium and the facility fee are subject to adjustment based upon changes to our credit ratings. We can borrow, repay and reborrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity. As of March 31, 2017, the annual interest rate payable on borrowings under our revolving credit facility was 2.2%. As of both March 31, 2017 and April 25, 2017, we had $160,000 outstanding under our revolving credit facility.

Our revolving credit facility is governed by a credit agreement with a syndicate of institutional lenders, which also governs our two unsecured term loans:

•
Our $300,000 term loan, which matures on March 31, 2020, is prepayable without penalty at any time. We are required to pay interest at LIBOR plus a premium, which was 140 basis points per annum at March 31, 2017, on the amount outstanding under our $300,000 term loan.  The interest rate premium is subject to adjustment based upon changes to our credit ratings.  As of March 31, 2017, the annual interest rate for the amount outstanding under our $300,000 term loan was 2.4%.

•
Our $250,000 term loan, which matures on March 31, 2022, is prepayable without penalty at any time. We are required to pay interest at LIBOR plus a premium, which was 180 basis points per annum at March 31, 2017, on the amount outstanding under our $250,000 term loan.  The interest rate premium is subject to adjustment based upon changes to our credit ratings.  As of March 31, 2017, the annual interest rate for the amount outstanding under our $250,000 term loan was 2.8%.

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

Our $350,000 of 3.75% senior unsecured notes due 2019 are governed by an indenture and a supplement to that indenture and require semi-annual payments of interest only through maturity in August 2019 and may be repaid at par (plus accrued and unpaid interest) on or after July 15, 2019 or before that date together with a make whole premium.

Our $310,000 of 5.875% senior unsecured notes due 2046 are governed by an indenture and a supplement to that indenture and require quarterly payments of interest only through maturity and may be repaid at par (plus accrued and unpaid interest) on or after May 26, 2021.

Our debt maturities (other than our revolving credit facility) are as follows: $1,170 in 2017, $1,671 in 2018, $359,439 in 2019, $301,619 in 2020, $13,230 in 2021 and $560,000 thereafter.

None of our debt obligations require sinking fund payments prior to their maturity dates.  Our $27,129 in mortgage debts generally require monthly payments of principal and interest through maturity.
In addition to our debt obligations, as of March 31, 2017, we have estimated unspent leasing related obligations of $24,800 and have committed to redevelop and expand an existing property prior to the commencement of the lease with an estimated remaining cost to complete of approximately $10,138.

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

Our ability to obtain, and the costs of, our future debt financings will depend primarily on credit market conditions and our creditworthiness. We have no control over market conditions. Potential investors and lenders likely will evaluate our ability to pay distributions to shareholders, fund required debt service and repay debts when they become due by reviewing our business practices and plans to balance our use of debt and equity capital so that our financial profile and leverage ratios afford us flexibility to withstand any reasonably anticipated adverse changes. Similarly, our ability to raise equity capital in the future will depend primarily upon equity capital market conditions and our ability to operate our business to maintain and grow our operating cash flows. We intend to conduct our business in a manner which will afford us reasonable access to capital for investment and financing activities, but we cannot be sure that we will be able to successfully carry out this intention.

On February 23, 2017, we paid a regular quarterly distribution to common shareholders of record on January 23, 2017 of $0.43 per share, or $30,606. We funded this distribution using cash on hand and borrowings under our revolving credit facility.
On April 11, 2017, we declared a regular quarterly distribution payable to common shareholders of record on April 21, 2017 of $0.43 per share, or $30,606. We expect to pay this distribution on or about May 22, 2017 using cash on hand and borrowings under our revolving credit facility.

Off Balance Sheet Arrangements

As of March 31, 2017, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Debt Covenants (dollars in thousands)

Our principal debt obligations at March 31, 2017 consisted of borrowings under our $750,000 unsecured revolving credit facility, our $300,000 term loan, our $250,000 term loan, an aggregate outstanding principal amount of $660,000 of public issuances of senior unsecured notes and three secured mortgage notes that were assumed in connection with certain of our acquisitions. Our publicly issued senior unsecured notes are governed by an indenture and its supplements.  Our senior unsecured notes indenture and its supplements and the credit agreement for our revolving credit facility and our two term loans provide for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, such as, in the case of our credit agreement, a change of control of us, which includes The RMR Group LLC, or RMR LLC, ceasing to act as our business and property manager. Our senior unsecured notes indenture and its supplements and our credit agreement also contain a number of covenants which generally restrict our ability to incur debts, including debts secured by mortgages on our properties, in excess of calculated amounts, require us to maintain various financial ratios, and, in the case of our credit agreement, restrict our ability to make distributions under certain circumstances. Our mortgage notes are non-recourse, subject to certain limited exceptions, and do not contain any material financial covenants.  As of March 31, 2017, we believe we were in compliance with the terms and conditions of our respective covenants under our senior unsecured notes indenture and its supplements and our credit agreement.
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
Related Person Transactions
We have relationships and historical and continuing transactions with RMR LLC, RMR Inc. and others related to them. For example: we have no employees and the personnel and various services we require to operate our business are provided to us by RMR LLC pursuant to our business and property management agreements with RMR LLC; RMR Inc. is the managing member of RMR LLC; ABP Trust, which is owned by our Managing Trustees, is the controlling shareholder of RMR Inc.; and we own shares of class A common stock of RMR Inc. We also have relationships and historical and continuing transactions with other companies to which RMR LLC provides management services and which may have trustees, directors and officers who are also trustees, directors or officers of us, RMR LLC or RMR Inc., including: SIR, of which we are the largest shareholder, owning, at March 31, 2017, approximately 27.9% of the outstanding SIR common shares; and AIC, of which we, SIR, ABP Trust and four other companies to which RMR LLC provides management services each own 14.3% and which arranges and reinsures in part a combined property insurance program for us and its six other shareholders. For further information about these and other such relationships and related person transactions, see Notes 11 and 12 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, our Annual Report, our definitive Proxy Statement for our 2017 Annual Meeting of Shareholders and our other filings with the Securities and Exchange Commission, or SEC. In addition, see the section captioned “Risk Factors” of our Annual Report for a description of risks that may arise as a result of these and other related person transactions and relationships. Our filings with the SEC and copies of certain of our agreements with these related persons, including our business and property management agreements with RMR LLC and our shareholders agreement with AIC and its six other shareholders, are available as exhibits to our filings with the SEC and accessible at the SEC’s website, www.sec.gov. We may engage in additional transactions with related persons, including businesses to which RMR LLC or its affiliates provide management services.

Item 3. Quantitative and Qualitative Disclosures About Market Risk (dollar amounts in thousands)

We are exposed to risks associated with market changes in interest rates. We manage our exposure to this market risk by monitoring available financing alternatives. Our strategy to manage exposure to changes in interest rates has not materially changed since December 31, 2016. Other than as described below, we do not currently foresee any significant changes in our exposure to fluctuations in interest rates or in how we manage this exposure in the near future.

Fixed Rate Debt

At March 31, 2017, our outstanding fixed rate debt consisted of the following:

		Annual	Annual		Interest
	Principal	Interest	Interest		Payments
Debt	Balance (1)	Rate (1)	Expense (1)	Maturity	Due
Senior unsecured notes	$350,000	3.750%	$13,125	2019	Semi-annually
Senior unsecured notes	310,000	5.875%	18,213	2046	Quarterly
Mortgage note	13,873	5.877%	827	2021	Monthly
Mortgage note	8,420	7.000%	598	2019	Monthly
Mortgage note	4,836	8.150%	400	2021	Monthly
	$687,129		$33,163

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

Our $350,000 senior unsecured notes require semi-annual interest payments through maturity and our $310,000 senior unsecured notes require quarterly interest payments through maturity.  Our mortgages generally require principal and interest payments through maturity pursuant to amortization schedules.  Because these debts require interest to be paid at a fixed rate, changes in market interest rates during the term of these debts will not affect our interest obligations.  If these debts were refinanced at interest rates which are 100 basis points higher or lower than shown above, our per annum interest cost would increase or decrease, respectively, by approximately $7,091.

Changes in market interest rates would affect the fair value of our fixed rate debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt.  Based on the balances outstanding at March 31, 2017, and discounted cash flow analyses through the respective maturity dates, and assuming no other changes in factors that may affect the fair value of our fixed rate debt obligations, a hypothetical immediate 100 basis point increase in interest rates would change the fair value of those obligations by approximately $46,627.

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

Floating Rate Debt

At March 31, 2017, our floating rate debt consisted of $160,000 of borrowings under our $750,000 revolving credit facility, our $300,000 term loan and our $250,000 term loan. Our revolving credit facility matures in January 2019 and, subject to the payment of an extension fee and our meeting other conditions, we have the option to extend the stated maturity by one year to January 2020. No principal repayments are required under our revolving credit facility or our term loans prior to maturity, and we can borrow, repay and reborrow funds available under our revolving credit facility, subject to conditions, at any time without penalty. Our $300,000 term loan matures on March 31, 2020. Our $250,000 term loan matures on March 31, 2022. Amounts outstanding under our term loans may be repaid without penalty at any time, but after they are repaid amounts may not be redrawn.

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

The following table presents the impact a 100 basis point increase in interest rates would have on our annual floating rate interest expense as of March 31, 2017:

	Impact of Changes in Interest Rates
	Annual	Outstanding	Total Interest	Annual Earnings
	Interest Rate (1)	Debt	Expense Per Year	Per Share Impact (2)
At March 31, 2017	2.5%	$710,000	$17,997	$0.25
100 bps increase	3.5%	$710,000	$25,195	$0.35

(1)	Weighted based on the respective interest rates and outstanding borrowings under our revolving credit facility and term loans as of March 31, 2017.

(2)	Based on the weighted average shares outstanding (diluted) for the three months ended March 31, 2017.

The following table presents the impact a 100 basis point increase in interest rates would have on our annual floating rate interest expense as of March 31, 2017 if we were fully drawn on our revolving credit facility and our term loans remained outstanding:

	Impact of Changes in Interest Rates
	Annual	Outstanding	Total Interest	Annual Earnings
	Interest Rate (1)	Debt	Expense Per Year	Per Share Impact (2)
At March 31, 2017	2.4%	$1,300,000	$31,633	$0.44
100 bps increase	3.4%	$1,300,000	$44,814	$0.63

(1)	Weighted based on the respective interest rates and outstanding borrowings under our revolving credit facility (assuming fully drawn) and our term loans as of March 31, 2017.

(2)	Based on the weighted average shares outstanding (diluted) for the three months ended March 31, 2017.

The foregoing tables show the impact of an immediate change in floating interest rates as of March 31, 2017.  If interest rates were to change gradually over time, the impact would be spread over time. Our exposure to fluctuations in floating interest rates will increase or decrease in the future with increases or decreases in the outstanding amount under our revolving credit facility, our term loans or our other floating rate debt, if any. Although we have no present plans to do so, we may in the future enter into hedge arrangements from time to time to mitigate our exposure to changes in interest rates.

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

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•	ACTUAL COSTS UNDER OUR REVOLVING CREDIT FACILITY OR OTHER FLOATING RATE CREDIT FACILITIES WILL BE HIGHER THAN LIBOR PLUS A PREMIUM BECAUSE OF FEES AND EXPENSES ASSOCIATED WITH SUCH FACILITIES,

•	WE MAY BE UNABLE TO REPAY OUR DEBT OBLIGATIONS WHEN THEY BECOME DUE,

•
THE MAXIMUM BORROWING AVAILABILITY UNDER OUR REVOLVING CREDIT FACILITY AND TERM LOANS MAY BE INCREASED TO UP TO $2.5 BILLION ON A COMBINED BASIS IN CERTAIN CIRCUMSTANCES; HOWEVER, INCREASING THE MAXIMUM BORROWING AVAILABILITY UNDER OUR REVOLVING CREDIT FACILITY AND TERM LOANS IS SUBJECT TO OUR OBTAINING ADDITIONAL COMMITMENTS FROM LENDERS, WHICH MAY NOT OCCUR,

•	WE HAVE THE OPTION TO EXTEND THE MATURITY DATE OF OUR REVOLVING CREDIT FACILITY UPON PAYMENT OF A FEE AND MEETING OTHER CONDITIONS, HOWEVER, THE APPLICABLE CONDITIONS MAY NOT BE MET,

•
THE BUSINESS AND PROPERTY MANAGEMENT AGREEMENTS BETWEEN US AND RMR LLC HAVE CONTINUING 20 YEAR TERMS.  HOWEVER, THOSE AGREEMENTS INCLUDE TERMS WHICH PERMIT EARLY TERMINATION IN CERTAIN CIRCUMSTANCES.  ACCORDINGLY, WE CANNOT BE SURE THAT THESE AGREEMENTS WILL REMAIN IN EFFECT FOR CONTINUING 20 YEAR TERMS OR FOR SHORTER TERMS,

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

•
WE CURRENTLY EXPECT TO SPEND, AS OF MARCH 31, 2017, AN ADDITIONAL $10.1 MILLION TO COMPLETE THE REDEVELOPMENT AND EXPANSION OF A PROPERTY WE OWN PRIOR TO THE COMMENCEMENT OF THE LEASE FOR THAT PROPERTY. IN ADDITION, AS OF MARCH 31 2017, WE HAVE ESTIMATED UNSPENT LEASING RELATED OBLIGATIONS OF $24.8 MILLION, EXCLUDING THE ESTIMATED DEVELOPMENT COSTS NOTED IN THE PRECEDING SENTENCE. IT IS DIFFICULT TO ACCURATELY ESTIMATE DEVELOPMENT COSTS. THIS DEVELOPMENT PROJECT AND OUR UNSPENT LEASING RELATED OBLIGATIONS MAY COST MORE OR LESS AND MAY TAKE LONGER TO COMPLETE THAN WE CURRENTLY EXPECT, AND WE MAY INCUR INCREASING AMOUNTS FOR THESE AND SIMILAR PURPOSES IN THE FUTURE.

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

4.5
Authentication Order, dated as of June 22, 2016, from the Company to U.S. Bank National Association, relating to the Company’s 5.875% Senior Notes due 2046. (Incorporated by reference to the Company’s Registration Statement on Form 8-A dated June 30, 2016.)

4.6
Registration Rights and Lock-Up Agreement, dated as of June 5, 2015, among the Company, ABP Trust (f/k/a Reit Management & Research Trust), Barry M. Portnoy and Adam D. Portnoy. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 5, 2015.)

12.1	Computation of Ratio of Earnings to Fixed Charges. (Filed herewith.)

31.1	Rule 13a-14(a) Certification. (Filed herewith.)

31.2	Rule 13a-14(a) Certification. (Filed herewith.)

31.3	Rule 13a-14(a) Certification. (Filed herewith.)

31.4	Rule 13a-14(a) Certification. (Filed herewith.)

32.1	Section 1350 Certification. (Furnished herewith.)

101.1
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements, tagged as blocks of text and in detail. (Filed herewith.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOVERNMENT PROPERTIES INCOME TRUST

By:	/s/ David M. Blackman
David M. Blackman President and Chief Operating Officer
Dated: April 27, 2017

By:	/s/ Mark L. Kleifges
Mark L. Kleifges Chief Financial Officer and Treasurer (principal financial and accounting officer)
Dated: April 27, 2017