Form 10-Q
period 2017-06-30
GOVERNMENT PROPERTIES INCOME TRUST
filed 2017-08-01
CIK 1456772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Number of registrant’s common shares of beneficial interest, $.01 par value per share, outstanding as of July 31, 2017: 96,195,178

GOVERNMENT PROPERTIES INCOME TRUST

FORM 10-Q

June 30, 2017

References in this Quarterly Report on Form 10-Q to “the Company”, “GOV”, “we”, “us” or “our” include Government Properties Income Trust and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

PART I.       Financial Information

Item 1.  Financial Statements

GOVERNMENT PROPERTIES INCOME TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)
(unaudited)

	June 30,	December 31,
	2017	2016
ASSETS
Real estate properties:
Land	$269,410	$267,855
Buildings and improvements	1,652,535	1,620,905
Total real estate properties, gross	1,921,945	1,888,760
Accumulated depreciation	(320,005)	(296,804)
Total real estate properties, net	1,601,940	1,591,956

Equity investment in Select Income REIT	477,233	487,708
Assets of discontinued operations	12,534	12,541
Acquired real estate leases, net	108,927	124,848
Cash and cash equivalents	12,907	29,941
Restricted cash	344	530
Rents receivable, net	47,717	48,458
Deferred leasing costs, net	21,251	21,079
Other assets, net	82,256	68,005
Total assets	$2,365,109	$2,385,066

LIABILITIES AND SHAREHOLDERS’ EQUITY
Unsecured revolving credit facility	$155,000	$160,000
Unsecured term loans, net	547,511	547,171
Senior unsecured notes, net	647,584	646,844
Mortgage notes payable, net	26,991	27,837
Liabilities of discontinued operations	81	45
Accounts payable and other liabilities	64,479	54,019
Due to related persons	5,361	3,520
Assumed real estate lease obligations, net	9,423	10,626
Total liabilities	1,456,430	1,450,062

Commitments and contingencies

Shareholders’ equity:
Common shares of beneficial interest, $.01 par value: 150,000,000 and 100,000,000 shares
authorized, respectively, 71,195,178 and 71,177,906 shares issued and outstanding, respectively	712	712
Additional paid in capital	1,473,936	1,473,533
Cumulative net income	115,420	96,329
Cumulative other comprehensive income	42,350	26,957
Cumulative common distributions	(723,739)	(662,527)
Total shareholders’ equity	908,679	935,004
Total liabilities and shareholders’ equity	$2,365,109	$2,385,066

See accompanying notes.

GOVERNMENT PROPERTIES INCOME TRUST
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(amounts in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Rental income	$69,887	$64,061	$139,183	$127,672

Expenses:
Real estate taxes	7,941	7,566	16,118	15,219
Utility expenses	4,172	3,673	8,778	7,847
Other operating expenses	15,187	13,266	29,179	26,177
Depreciation and amortization	20,663	17,985	41,168	36,309
Acquisition related costs	—	64	—	216
General and administrative	5,086	4,008	9,048	7,534
Total expenses	53,049	46,562	104,291	93,302

Operating income	16,838	17,499	34,892	34,370
Dividend income	303	363	607	363
Interest income	67	10	128	16
Interest expense (including net amortization of debt premiums and discounts
and debt issuance costs of $808, $747, $1,615 and $1,219, respectively)	(13,963)	(10,314)	(27,544)	(19,678)
Gain on early extinguishment of debt	—	—	—	104
Gain on issuance of shares by Select Income REIT	21	16	21	16
Income from continuing operations before income taxes
and equity in earnings of investees	3,266	7,574	8,104	15,191
Income tax expense	(25)	(35)	(43)	(50)
Equity in earnings of investees	8,581	9,400	11,320	19,334
Income from continuing operations	11,822	16,939	19,381	34,475
Loss from discontinued operations	(145)	(126)	(289)	(275)
Net income	11,677	16,813	19,092	34,200

Other comprehensive income:
Unrealized gain (loss) on investment in available for sale securities	(1,032)	7,237	11,110	20,108
Equity in unrealized gain (loss) of investees	(332)	2,606	4,283	7,150
Other comprehensive income (loss)	(1,364)	9,843	15,393	27,258
Comprehensive income	$10,313	$26,656	$34,485	$61,458

Weighted average common shares outstanding (basic)	71,088	71,038	71,083	71,034
Weighted average common shares outstanding (diluted)	71,119	71,061	71,109	71,046

Per common share amounts (basic and diluted):
Income from continuing operations	$0.17	$0.24	$0.27	$0.49
Loss from discontinued operations	$—	$—	$—	$—
Net income	$0.16	$0.24	$0.27	$0.48

See accompanying notes.

GOVERNMENT PROPERTIES INCOME TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	Six Months Ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$19,092	$34,200
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	23,398	20,781
Net amortization of debt premiums and discounts and debt issuance costs	1,615	1,219
Gain on early extinguishment of debt	—	(104)
Straight line rental income	(2,404)	(584)
Amortization of acquired real estate leases	17,209	14,842
Amortization of deferred leasing costs	1,797	1,475
Other non-cash expenses (income), net	193	302
Equity in earnings of investees	(11,320)	(19,334)
Gain on issuance of shares by Select Income REIT	(21)	(16)
Distributions of earnings from Select Income REIT	9,345	17,760
Change in assets and liabilities:
Restricted cash	186	678
Deferred leasing costs	(2,087)	(3,409)
Rents receivable	2,872	1,428
Other assets	(3,071)	1,120
Accounts payable and accrued expenses	9,871	971
Due to related persons	1,841	692
Net cash provided by operating activities	68,516	72,021

CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate acquisitions and deposits	(12,648)	(79,285)
Real estate improvements	(21,996)	(14,149)
Distributions in excess of earnings from Select Income REIT	16,072	7,158
Net cash used in investing activities	(18,572)	(86,276)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of mortgage notes payable	(761)	(107,202)
Proceeds from issuance of senior notes	—	310,000
Borrowings on unsecured revolving credit facility	45,000	229,000
Repayments on unsecured revolving credit facility	(50,000)	(346,000)
Payment of debt issuance costs	—	(10,138)
Repurchase of common shares	(5)	—
Distributions to common shareholders	(61,212)	(61,169)
Net cash (used in) provided by financing activities	(66,978)	14,491

Increase (decrease) in cash and cash equivalents	(17,034)	236
Cash and cash equivalents at beginning of period	29,941	8,785
Cash and cash equivalents at end of period	$12,907	$9,021

Supplemental cash flow information:
Interest paid	$25,747	$17,343
Income taxes paid	$82	$76

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue From Contracts With Customers, which outlines a comprehensive model for entities to use in accounting for revenue arising from contracts with customers. ASU No. 2014-09 states that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” While ASU No. 2014-09 specifically references contracts with customers, it may apply to certain other transactions such as the sale of real estate or equipment. In August 2015, the FASB provided for a one-year deferral of the effective date for ASU No. 2014-09, which is now effective for us beginning January 1, 2018. A substantial portion of our revenue consists of rental income from leasing arrangements, which is specifically excluded from ASU No. 2014-09. We are continuing to evaluate ASU No. 2014-09 (and related clarifying guidance issued by the FASB); however, we do not expect its adoption to have a significant impact on the amount or timing of our revenue recognition in our consolidated financial statements with the exception of profit recognition on real estate sales. We currently have recorded a deferred gain on sale of real estate of $712 that under current guidance would be recognized upon repayment of a promissory note we received in connection with the sale but will be recognized in its entirety upon adoption of ASU No. 2014-09. We currently expect to adopt the standard using the modified retrospective approach.

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

In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash, which clarifies how companies should present restricted cash and restricted cash equivalents. Companies will show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. The new standard requires a reconciliation of the totals in the statement of cash flows to the related captions in the balance sheets. ASU No. 2016-18 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Upon the adoption of ASU No. 2016-18, we will reconcile both cash and cash equivalents and restricted cash and restricted cash equivalents, whereas under the current guidance we explain the changes during the period for cash and cash equivalents only.

In May 2017, the FASB issued ASU No. 2017-09, Scope of Modification Accounting, which clarifies which changes to the terms or conditions of a share-based payment award are subject to the guidance on modification accounting under ASC 718. Entities would apply the modification accounting guidance unless the value, vesting requirements and classification of a share-based payment award are the same immediately before and after a change to the terms or conditions of the award. ASU No. 2017-09 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We are continuing to evaluate ASU No. 2017-09; however, we do not expect its adoption to have a material impact in our condensed consolidated financial statements.

GOVERNMENT PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Note 3.    Weighted Average Common Shares

The following table provides a reconciliation of the weighted average number of common shares used in the calculation of basic and diluted earnings per share (in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2017	2016	2017	2016
Weighted average common shares for basic earnings per share	71,088	71,038	71,083	71,034
Effect of dilutive securities: unvested share awards	31	23	26	12
Weighted average common shares for diluted earnings per share	71,119	71,061	71,109	71,046

Note 4.   Real Estate Properties

As of June 30, 2017, we owned 74 properties (96 buildings), with an undepreciated carrying value of $1,921,945, excluding one property (one building) classified as discontinued operations with an undepreciated carrying value of $12,259. We generally lease space at our properties on a gross lease or modified gross lease basis pursuant to fixed term contracts expiring between 2017 and 2032.  Our leases generally require us to pay all or some property operating expenses and to provide all or most property management services.  During the three months ended June 30, 2017, we entered into 16 leases for 288,428 rentable square feet, for a weighted (by rentable square feet) average lease term of 7.2 years and we made commitments for $2,465 of leasing related costs. During the six months ended June 30, 2017, we entered into 28 leases for 648,531 rentable square feet, for a weighted (by rentable square feet) average lease term of 9.1 years and we made commitments for $4,706 of leasing related costs. As of June 30, 2017, we have estimated unspent leasing related obligations of $24,873, and we have committed to redevelop and expand an existing property prior to commencement of the lease with an estimated remaining cost to complete as of June 30, 2017 of $5,503. During the six months ended June 30, 2017, we capitalized $172 of interest expense related to the redevelopment and expansion of that existing property.

Acquisition Activities

During the six months ended June 30, 2017, we acquired an office property (one building) located in Manassas, VA with 69,374 rentable square feet.  This property was 100% leased to Prince William County on the date of acquisition.  This transaction was accounted for as an acquisition of assets. The purchase price was $12,648, including capitalized acquisition costs of $28.  Our allocation of the purchase price of this acquisition based on the estimated fair values of the acquired assets and assumed liabilities is presented in the table below.

Number
			of				Buildings	Other
Acquisition			Properties/	Square	Purchase		and	Assumed
Date	Location	Type	Buildings	Feet	Price	Land	Improvements	Assets
Jan-17	Manassas, VA	Office	1/1	69,374	$12,648	$1,562	$8,244	$2,842

In June 2017, we and two of our wholly owned subsidiaries entered a definitive Agreement and Plan of Merger, or the Merger Agreement, to acquire First Potomac Realty Trust, a Maryland REIT, or FPO, and its operating partnership First Potomac Realty Investment Limited Partnership, or FPO LP. The transactions contemplated by the Merger Agreement are collectively referred to herein as the FPO Transaction. Pursuant to the terms and subject to the conditions and limitations set forth in the Merger Agreement: (i) at the effective time of the REIT Merger, or the REIT Merger Effective Time, each of the common shares of beneficial interest of FPO, par value $0.001 per share, or FPO Common Shares, issued and outstanding immediately prior to the REIT Merger Effective Time will be converted into the right to receive an amount equal to $11.15 in cash, without interest, or the REIT Per Share Merger Consideration; and (ii) at the effective time of the Partnership Merger, or the Partnership Merger Effective Time, each unit of limited partnership interests in FPO LP issued and outstanding immediately prior to the Partnership Merger Effective Time will be converted into the right to receive an amount in cash equal to the REIT Per Share Merger Consideration, without interest, or the Partnership Per Unit Merger Consideration, except that each holder of FPO LP limited partnership interests may elect, in lieu of the Partnership Per Unit Merger Consideration, to have such holder’s units of limited partnership interests in FPO LP converted into an equal number of units of preferred limited partnership interests in the surviving limited partnership. The FPO Transaction is subject to approval by the holders of at least a majority of

GOVERNMENT PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

the outstanding FPO Common Shares, and each party’s obligation to consummate the FPO Transaction is subject to certain other customary conditions provided for in the Merger Agreement. We currently expect the FPO Transaction to close prior to December 31, 2017; however, some of the closing conditions may be delayed or may not be satisfied, accordingly, the FPO Transaction may not close by year end December 31, 2017 or at all, or the terms of the FPO Transaction may change.

As part of the FPO Transaction, we will acquire FPO's full property portfolio, which includes 39 office and industrial properties (74 buildings) with 6,454,382 rentable square feet, including two joint venture properties which are 50% and 51% owned by FPO. The estimated total consideration for the FPO Transaction is approximately $1,387,265, including the expected payment of $11.15 per FPO common share outstanding, or approximately $683,372, the expected repayment of approximately $417,800 of FPO debt, the expected assumption of approximately $231,360 of FPO mortgage debt and the payment of estimated transaction fees and expenses.

In August 2016, we entered an agreement to acquire transferable development rights that would allow us to expand a property we own in Washington, D.C. for a purchase price of $2,030, excluding acquisition costs. This acquisition is subject to conditions; accordingly, this acquisition may be delayed, its terms may change or it may not be consummated.

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

Disposition Activities – Discontinued Operations

In March 2016, we entered an agreement to sell an office property (one building) in Falls Church, VA with 164,746 rentable square feet and a net book value of $12,282 at June 30, 2017. We agreed to extend the closing date for this sale and increased the sale price by $225, which we received as a non-refundable deposit.  The contract sale price is now $13,523, excluding closing costs and we expect this transaction to close in the third quarter of 2017. This sale is subject to conditions; accordingly, this sale may be delayed, its terms may change or it may not be consummated. Results of operations for this property, which qualified as held for sale prior to our adoption in 2014 of ASU No. 2014-8, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, are classified as discontinued operations in our condensed consolidated financial statements.

Summarized balance sheet and income statement information for this property is as follows:

Balance Sheets

	June 30,	December 31,
	2017	2016
Real estate properties, net	$12,259	$12,260
Other assets	275	281
Assets of discontinued operations	$12,534	$12,541

Other liabilities	$81	$45
Liabilities of discontinued operations	$81	$45

GOVERNMENT PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Rental income	$5	$28	$12	$56
Real estate taxes	(25)	(23)	(49)	(46)
Utility expenses	(34)	(29)	(80)	(79)
Other operating expenses	(62)	(73)	(115)	(149)
General and administrative	(29)	(29)	(57)	(57)
Loss from discontinued operations	$(145)	$(126)	$(289)	$(275)

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

We increased rental income to record revenue on a straight line basis by $1,104 and $435 for the three months ended June 30, 2017 and 2016, respectively, and $2,404 and $584 for the six months ended June 30, 2017 and 2016, respectively. Rents receivable include $24,090 and $21,686 of straight line rent receivables, net of allowance for doubtful accounts of $148 and $155, at June 30, 2017 and December 31, 2016, respectively.

Note 6.   Concentration

Tenant and Credit Concentration

We define annualized rental income as the annualized contractual base rents from our tenants pursuant to our lease agreements as of the measurement date, plus straight line rent adjustments and estimated recurring expense reimbursements to be paid to us, and excluding lease value amortization. The U.S. Government, 13 state governments, and four other government tenants combined were responsible for 87.6% and 92.7% of our annualized rental income, excluding one property (one building) classified as discontinued operations, as of June 30, 2017 and 2016, respectively. The U.S. Government is our largest tenant by annualized rental income and was responsible for 59.6% and 64.1% of our annualized rental income, excluding one property classified as discontinued operations, as of June 30, 2017 and 2016, respectively.

Geographic Concentration

At June 30, 2017, our 74 properties (96 buildings), excluding one property (one building) classified as discontinued operations, were located in 31 states and the District of Columbia.  Properties located in Virginia, California, the District of Columbia, Georgia, New York, Maryland and Massachusetts were responsible for 14.8%, 14.8%, 9.5%, 8.6%, 7.2%, 7.0% and 4.9% of our annualized rental income as of June 30, 2017, respectively.

Note 7.   Indebtedness

Our principal debt obligations at June 30, 2017 were: (1) $155,000 of outstanding borrowings under our $750,000 unsecured revolving credit facility; (2) an aggregate outstanding principal amount of $550,000 of unsecured term loans; (3) an aggregate outstanding principal amount of $660,000 of public issuances of senior unsecured notes; and (4) $26,747 aggregate principal amount of mortgage notes.

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

GOVERNMENT PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Our $750,000 revolving credit facility is available for general business purposes, including acquisitions. The maturity date of our revolving credit facility is January 31, 2019 and, subject to the payment of an extension fee and meeting other conditions, we have an option to extend the stated maturity date of our revolving credit facility by one year to January 31, 2020. We can borrow, repay and reborrow funds available under our revolving credit facility until maturity and no principal repayment is due until maturity. We are required to pay interest at a rate of LIBOR plus a premium, which was 125 basis points per annum at June 30, 2017, on borrowings under our revolving credit facility.  We also pay a facility fee on the total amount of lending commitments under our revolving credit facility, which was 25 basis points per annum at June 30, 2017.  Both the interest rate premium and the facility fee are subject to adjustment based upon changes to our credit ratings.  As of June 30, 2017, the annual interest rate payable on borrowings under our revolving credit facility was 2.4% and the weighted average annual interest rate for borrowings under our revolving credit facility was 2.2% and 1.7% for the three months ended June 30, 2017 and 2016, respectively, and 2.1% and 1.7% for the six months ended June 30, 2017 and 2016, respectively.  As of June 30, 2017 and July 31, 2017, we had $155,000 and zero outstanding under our revolving credit facility, respectively.

Our $300,000 term loan, which matures on March 31, 2020, is prepayable without penalty at any time. We are required to pay interest at a rate of LIBOR plus a premium, which was 140 basis points per annum at June 30, 2017, on the amount outstanding under our $300,000 term loan. The interest rate premium is subject to adjustment based upon changes to our credit ratings.  As of June 30, 2017, the annual interest rate for the amount outstanding under our $300,000 term loan was 2.6%. The weighted average annual interest rate under our $300,000 term loan was 2.4% and 1.8% for the three months ended June 30, 2017 and 2016, respectively, and 2.3% and 1.8% for the six months ended June 30, 2017 and 2016, respectively.

Our $250,000 term loan, which matures on March 31, 2022, is prepayable without penalty at any time. We are required to pay interest at a rate of LIBOR plus a premium, which was 180 basis points per annum as of June 30, 2017, on the amount outstanding under our $250,000 term loan.  The interest rate premium is subject to adjustment based upon changes to our credit ratings. As of June 30, 2017, the annual interest rate for the amount outstanding under our $250,000 term loan was 3.0%.  The weighted average annual interest rate under our $250,000 term loan was 2.8% and 2.2%, respectively, for the three months ended June 30, 2017 and 2016 and 2.7% and 2.2% for the six months ended June 30, 2017 and 2016, respectively.

Our credit agreement and senior notes indentures and their supplements provide for acceleration of payment of all amounts due thereunder upon the occurrence and continuation of certain events of default, such as, in the case of our credit agreement, a change of control of us, which includes The RMR Group LLC, or RMR LLC, ceasing to act as our business and property manager.  Our credit agreement and our senior notes indentures and their supplements also contain a number of covenants, including covenants that restrict our ability to incur debts, require us to maintain certain financial ratios and, in the case of our credit agreement, restrict our ability to make distributions under certain circumstances.  We believe we were in compliance with the terms and conditions of the respective covenants under our credit agreement and senior notes indentures and their supplements at June 30, 2017.

At June 30, 2017, three of our properties (three buildings) with an aggregate net book value of $50,825 are encumbered by three mortgages for an aggregate principal amount of $26,747. Our mortgage notes are non-recourse, subject to certain limited exceptions and do not contain any material financial covenants.

On July 20, 2017, we issued $300,000 of 4.000% senior unsecured notes due 2022 in an underwritten public offering. The net proceeds from this offering of $295,404, after payment of the underwriters' discount and other offering expenses, are expected to finance, in part, the FPO Transaction. In the event the FPO Transaction is not consummated on or prior to December 31, 2017, or the Merger Agreement is terminated on or at any time prior to that date, we will be required to redeem these notes at 101% of the principal amount of such notes plus accrued and unpaid interest.

Concurrently with the execution of the Merger Agreement, we entered a commitment letter, or the Commitment Letter, with a group of institutional lenders for a 364-day senior unsecured bridge loan facility in an initial aggregate principal amount of up to $750,000, or the Bridge Loan Facility. On July 20, 2017, we and the lenders terminated the Commitment Letter and the Bridge Loan Facility as a result of our issuance of senior unsecured notes described above and proceeds from the sale of our common shares in July 2017 (see Note 9 for more information regarding this sale) and we recognized a loss on extinguishment of debt of $1,655 at that time which will be reported in the third quarter of 2017 in connection with that termination.

GOVERNMENT PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Note 8.   Fair Value of Assets and Liabilities

The table below presents certain of our assets measured at fair value at June 30, 2017, categorized by the level of inputs, as defined in the fair value hierarchy under GAAP, used in the valuation of each asset:

		Fair Value at Reporting Date Using
		Quoted Prices in		Significant
	Estimated	Active Markets for	Significant Other	Unobservable
	Fair	Identical Assets	Observable Inputs	Inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)
Recurring Fair Value Measurements Assets:
Investment in RMR Inc. (1)	$59,072	$59,072	$—	$—
Non-Recurring Fair Value Measurements Assets:
Property held for sale and classified as discontinued operations (2)	$12,259	$—	$—	$12,259

(1)
Our 1,214,225 shares of class A common stock of The RMR Group Inc., or RMR Inc., which are included in other assets in our condensed consolidated balance sheets, are reported at fair value which is based on quoted market prices (Level 1 inputs).  Our historical cost basis for these shares is $26,888 as of June 30, 2017.  The net unrealized gain of $32,184 for these shares as of June 30, 2017 is included in cumulative other comprehensive income in our condensed consolidated balance sheets.

(2)	We estimated the fair value of this property at June 30, 2017 based upon broker estimates of value less estimated sale costs (Level 3 inputs as defined in the fair value hierarchy under GAAP).

In addition to the assets described in the table above, our financial instruments include cash and cash equivalents, restricted cash, rents receivable, mortgage notes receivable, accounts payable, a revolving credit facility, term loans, senior unsecured notes, mortgage notes payable, amounts due to related persons, other accrued expenses and security deposits.  At June 30, 2017 and December 31, 2016, the fair values of our financial instruments approximated their carrying values in our condensed consolidated financial statements due to their short term nature or variable interest rates, except as follows:

	As of June 30, 2017		As of December 31, 2016
	Carrying Amount (1)	Fair Value	Carrying Amount (1)	Fair Value
Senior unsecured notes, 3.75% interest rate, due in 2019	$347,524	$353,386	$346,952	$354,078
Senior unsecured notes, 5.875% interest rate, due in 2046	300,060	321,036	299,892	292,268
Mortgage note payable, 5.88% interest rate, due in 2021 (2)	13,731	14,528	13,841	14,492
Mortgage note payable, 7.00% interest rate, due in 2019 (2)	8,587	8,902	8,778	9,188
Mortgage note payable, 8.15% interest rate, due in 2021 (2)	4,673	4,988	5,218	5,575
	$674,575	$702,840	$674,681	$675,601

(1)	Carrying amount includes certain unamortized debt issuance costs and unamortized premiums and discounts.

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

We estimated the fair value of our senior unsecured notes due 2019 using an average of the bid and ask price of the notes as of the measurement date (Level 2 inputs as defined in the fair value hierarchy under GAAP). We estimated the fair value of our senior unsecured notes due 2046 based on the closing price on The NASDAQ Stock Market LLC, or Nasdaq, (Level 1 inputs as defined in the fair value hierarchy under GAAP) as of the measurement date. We estimated the fair values of our mortgage notes payable by using discounted cash flow analyses and currently prevailing market terms as of the measurement date (Level 3 inputs as defined in the fair value hierarchy under GAAP).  Because Level 3 inputs are unobservable, our estimated fair value may differ materially from the actual fair value.

GOVERNMENT PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Note 9.   Shareholders’ Equity

Distributions

On February 23, 2017, we paid a regular quarterly distribution to common shareholders of record on January 23, 2017 of $0.43 per share, or $30,606. On May 22, 2017, we paid a regular quarterly distribution to common shareholders of record on April 21, 2017 of $0.43 per share, or $30,606.

On July 12, 2017, we declared a regular quarterly distribution payable to common shareholders of record on July 24, 2017 of $0.43 per share, or $41,364. We expect to pay this distribution on or about August 21, 2017 using cash on hand.

Sale of Shares

On July 5, 2017, we sold 25,000,000 of our common shares at a price of $18.50 per share in an underwritten public offering. In connection with this offering, we granted the underwriters a 30 day option to purchase up to an additional 3,750,000 of our common shares at a price of $18.50 per share. On July 28, 2017, the underwriters partially exercised this purchase option for 2,907,029 of our common shares. This purchase is expected to be completed on August 3, 2017. The aggregate net proceeds from these sales will be $493,838, after payment of the underwriters' discount and other offering expenses.

Share Grants and Purchases

On May 17, 2017, we granted 3,000 of our common shares, valued at $21.75 per share, the closing price of our common shares on the Nasdaq on that day, to each of our six Trustees as part of their annual compensation.

On May 17, 2017, we withheld 450 of our common shares awarded to one of our Trustees to fund that Trustee's resulting minimum required tax withholding obligation. The aggregate value of the withheld shares was $10, which is reflected as a decrease to shareholders equity in our condensed consolidated balance sheets.

On June 30, 2017, we purchased 278 of our common shares valued at $18.31 per common share, the closing price of our common shares on the Nasdaq on that day, from a former employee of RMR LLC in satisfaction of tax withholding and payment obligations in connection with vesting of awards of common shares.

Cumulative Other Comprehensive Income

Cumulative other comprehensive income (loss) represents the unrealized gain on the RMR Inc. shares we own and our share of the comprehensive income of our equity method investees, Select Income REIT, or SIR, and Affiliates Insurance Company, or AIC. The following table presents changes in the amounts we recognized in cumulative other comprehensive income (loss) by component for the three and six months ended June 30, 2017:

	Three Months Ended June 30, 2017
	Unrealized Gain	Equity in
	(Loss) on Investment	Unrealized Gain
	in Available for	(Loss) of
	Sale Securities	Investees	Total
Balance at March 31, 2017	$33,216	$10,498	$43,714
Other comprehensive loss before reclassifications	(1,032)	(328)	(1,360)
Amounts reclassified from cumulative other comprehensive loss to net income (1)	—	(4)	(4)
Net current period other comprehensive loss	(1,032)	(332)	(1,364)
Balance at June 30, 2017	$32,184	$10,166	$42,350

GOVERNMENT PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

	Six Months Ended June 30, 2017
	Unrealized Gain	Equity in
	on Investment	Unrealized Gain
	in Available for	of
	Sale Securities	Investees	Total
December 31, 2016	$21,074	$5,883	$26,957
Other comprehensive income before reclassifications	11,110	4,271	15,381
Amounts reclassified from cumulative other comprehensive income to net income (1)	—	12	12
Net current period other comprehensive income	11,110	4,283	15,393
Balance at June 30, 2017	$32,184	$10,166	$42,350

(1)	Amounts reclassified from cumulative other comprehensive income (loss) are included in equity in earnings of investees in our condensed consolidated statements of comprehensive income.

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

Pursuant to our business management agreement with RMR LLC, we recognized net business management fees of $3,646 and $2,534 for the three months ended June 30, 2017 and 2016, respectively, and $6,350 and $5,042 for the six months ended June 30, 2017 and 2016, respectively. The business management fees for the three and six months ended June 30, 2017 include estimated 2017 incentive fees of $893 based on our common share total return, as defined, as of June 30, 2017. Although we recognized estimated incentive fees in accordance with GAAP, the actual amount of incentive fees payable to RMR LLC for 2017, if any, will be based on our common share total return, as defined, for the three year period ending December 31, 2017, and will be payable in 2018. The net business management fees we recognized are included in general and administrative expenses in our condensed consolidated statements of comprehensive income.

Pursuant to our property management agreement with RMR LLC, we recognized aggregate net property management and construction supervision fees of $2,567 and $2,277 for the three months ended June 30, 2017 and 2016, respectively, and $5,033 and $4,386 for the six months ended June 30, 2017 and 2016, respectively. These amounts are included in other operating expenses or have been capitalized, as appropriate, in our condensed consolidated financial statements.

We are generally responsible for all of our operating expenses, including certain expenses incurred by RMR LLC on our behalf. Our property level operating expenses, including certain payroll and related costs incurred by RMR LLC, are generally incorporated into rents charged to our tenants. We reimbursed RMR LLC $3,655 and $2,966 for property management related expenses for the three months ended June 30, 2017 and 2016, respectively, and $7,046 and $5,910 for the six months ended June 30, 2017 and 2016, respectively, which amounts are included in other operating expenses in our condensed consolidated statements of comprehensive income. In addition, we are responsible for our share of RMR LLC’s costs for providing our internal audit function. The amount recognized as expense for internal audit costs was $67 for both the three months ended June 30, 2017 and 2016, respectively, and $135 and $134 for the six months ended June 30, 2017 and 2016, respectively. These amounts are included in general and administrative expenses in our condensed consolidated statements of comprehensive income.

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

Our Manager, RMR LLC. See Note 10 for further information regarding our management agreements with RMR LLC.

GOVERNMENT PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

RMR Inc. RMR LLC is a subsidiary of RMR Inc. and RMR Inc. is the managing member of RMR LLC. The controlling shareholder of RMR Inc., ABP Trust, is owned by our Managing Trustees. As of June 30, 2017, we owned 1,214,225 shares of class A common stock of RMR Inc. See Note 8 for further information regarding our investment in RMR Inc.

SIR.  As of June 30, 2017, we owned 24,918,421 of SIR's common shares, or approximately 27.9% of its outstanding common shares.  Our Managing Trustees also serve as managing trustees of SIR, and our President and Chief Operating Officer also serves as the president and chief operating officer of SIR. RMR LLC provides management services to SIR and us. See Note 12 for further information regarding our investment in SIR.
AIC. We, SIR, ABP Trust and four other companies to which RMR LLC provides management services currently own AIC, an Indiana insurance company, in equal amounts. We and the other AIC shareholders participate in a combined property insurance program arranged and reinsured in part by AIC. We currently expect to pay aggregate annual premiums, including taxes and fees, of approximately $757 in connection with this insurance program for the policy year ending June 30, 2018, which amount may be adjusted from time to time as we acquire and dispose of properties that are included in this insurance program.
As of June 30, 2017 and December 31, 2016, our investment in AIC had a carrying value of $7,917 and $7,235, respectively. These amounts are included in other assets in our condensed consolidated balance sheets. We recognized income related to our investment in AIC, which amounts are presented as equity in earnings of investees in our condensed consolidated statements of comprehensive income. Our other comprehensive income includes our proportionate part of unrealized gains (losses) on securities which are owned and held for sale by AIC.

For further information about these and other such relationships and certain other related person transactions, please refer to our Annual Report.
Note 12.   Equity Investment in Select Income REIT

As described in Note 11, as of June 30, 2017, we owned 24,918,421, or approximately 27.9%, of the then outstanding SIR common shares.  SIR is a REIT which owns properties that are primarily leased to single tenants.

We account for our investment in SIR under the equity method.  Under the equity method, we record our proportionate share of SIR’s net income as equity in earnings of an investee in our condensed consolidated statements of comprehensive income.  We recorded $8,207 and $9,383 of equity in the earnings of SIR for the three months ended June 30, 2017 and 2016, respectively, and $10,818 and $19,240 of equity in the earnings of SIR for the six months ended June 30, 2017 and 2016, respectively. Our other comprehensive income includes our proportionate share of SIR’s unrealized gains (losses) of ($389) and $2,563 for the three months ended June 30, 2017 and 2016, respectively, and $4,103 and $7,055 for the six months ended June 30, 2017 and 2016, respectively.

The adjusted GAAP cost basis of our investments in SIR was less than our proportionate share of SIR’s total shareholders’ equity book value on the dates we acquired the shares. As of June 30, 2017, our remaining basis difference was $88,713 and as required under GAAP, we are accreting this basis difference to earnings over the estimated remaining useful lives of certain real estate assets and intangible assets and liabilities owned by SIR. This accretion increased our equity in the earnings of SIR by $736 and $740 for the three months ended June 30, 2017 and 2016, respectively, and $1,472 and $1,480 for the six months ended June 30, 2017 and 2016, respectively.

As of June 30, 2017, our investment in SIR had a carrying value of $477,233 and a market value, based on the closing price of SIR common shares on the Nasdaq on June 30, 2017, of $598,790. We periodically evaluate our equity investment in SIR for possible indicators of other than temporary impairment whenever events or changes in circumstances indicate the carrying amount of the investment might not be recoverable.  These indicators may include the length of time the market value of our investment is below our cost basis, the financial condition of SIR, our intent and ability to be a long term holder of the investment and other considerations.  If the decline in fair value is judged to be other than temporary, we may record an impairment charge to adjust the basis of the investment to its fair value.

We received cash distributions from SIR totaling $12,708 and $12,459 during the three months ended June 30, 2017 and 2016, respectively, and $25,416 and $24,918 during the six months ended June 30, 2017 and 2016, respectively.

GOVERNMENT PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

The following are summarized financial data of SIR as reported in SIR’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, or the SIR Quarterly Report. References in our condensed consolidated financial statements to the SIR Quarterly Report are included as references to the source of the data only, and the information in the SIR Quarterly Report is not incorporated by reference into our condensed consolidated financial statements.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2017	2016
Real estate properties, net	$3,892,729	$3,899,792
Acquired real estate leases, net	496,792	506,298
Properties held for sale	23,089	—
Cash and cash equivalents	21,683	22,127
Rents receivable, net	114,430	124,089
Other assets, net	124,867	87,376
Total assets	$4,673,590	$4,639,682

Unsecured revolving credit facility	$67,000	$327,000
Unsecured term loan, net	348,622	348,373
Senior unsecured notes, net	1,774,769	1,430,300
Mortgage notes payable, net	245,235	245,643
Assumed real estate lease obligations, net	73,200	77,622
Other liabilities	133,510	136,782
Shareholders' equity	2,031,254	2,073,962
Total liabilities and shareholders' equity	$4,673,590	$4,639,682

GOVERNMENT PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Condensed Consolidated Statements of Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Rental income	$97,041	$96,615	$194,385	$194,475
Tenant reimbursements and other income	18,829	18,289	37,779	37,661
Total revenues	115,870	114,904	232,164	232,136

Real estate taxes	10,836	10,522	21,679	20,810
Other operating expenses	13,523	12,635	26,390	25,593
Depreciation and amortization	34,317	33,405	68,057	66,874
Acquisition related costs	—	—	—	58
General and administrative	8,181	7,374	23,069	14,350
Write-off of straight line rents receivable, net	—	—	12,517	—
Loss on asset impairment	—	—	4,047	—
Loss on impairment of real estate assets	229	—	229	—
Total expenses	67,086	63,936	155,988	127,685
Operating income	48,784	50,968	76,176	104,451

Dividend income	396	475	793	475
Interest expense	(22,808)	(20,584)	(43,895)	(41,193)
Income before income tax expense and equity in earnings of an investee	26,372	30,859	33,074	63,733
Income tax expense	(85)	(124)	(187)	(263)
Equity in earnings of an investee	374	17	502	94
Net income	26,661	30,752	33,389	63,564
Net income allocated to noncontrolling interest	—	—	—	(33)
Net income attributed to SIR	$26,661	$30,752	$33,389	$63,531

Weighted average common shares outstanding (basic)	89,338	89,292	89,334	89,289
Weighted average common shares outstanding (diluted)	$89,362	$89,315	$89,356	$89,306
Net income attributed to SIR per common share (basic and diluted)	$0.30	$0.34	$0.37	$0.71

GOVERNMENT PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Note 13.   Segment Information

We operate in two separate reportable business segments: direct ownership of real estate properties and our equity method investment in SIR.

	Three Months Ended June 30, 2017
	Investment	Investment
	in Real Estate	in SIR	Corporate	Consolidated
Rental income	$69,887	$—	$—	$69,887

Expenses:
Real estate taxes	7,941	—	—	7,941
Utility expenses	4,172	—	—	4,172
Other operating expenses	15,187	—	—	15,187
Depreciation and amortization	20,663	—	—	20,663
General and administrative	—	—	5,086	5,086
Total expenses	47,963	—	5,086	53,049

Operating income (loss)	21,924	—	(5,086)	16,838
Dividend income	—	—	303	303
Interest income	48	—	19	67
Interest expense	(405)	—	(13,558)	(13,963)
Gain on issuance of shares by Select Income REIT	—	21	—	21
Income (loss) from continuing operations before
income taxes and equity in earnings of investees	21,567	21	(18,322)	3,266
Income tax expense	—	—	(25)	(25)
Equity in earnings of investees	—	8,207	374	8,581
Income (loss) from continuing operations	21,567	8,228	(17,973)	11,822
Loss from discontinued operations	(145)	—	—	(145)
Net income (loss)	$21,422	$8,228	$(17,973)	$11,677

GOVERNMENT PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

	Six Months Ended June 30, 2017
	Investment	Investment
	in Real Estate	in SIR	Corporate	Consolidated
Rental income	$139,183	$—	$—	$139,183

Expenses:
Real estate taxes	16,118	—	—	16,118
Utility expenses	8,778	—	—	8,778
Other operating expenses	29,179	—	—	29,179
Depreciation and amortization	41,168	—	—	41,168
General and administrative	—	—	9,048	9,048
Total expenses	95,243	—	9,048	104,291

Operating income (loss)	43,940	—	(9,048)	34,892
Dividend income	—	—	607	607
Interest income	94	—	34	128
Interest expense	(837)	—	(26,707)	(27,544)
Gain on issuance of shares by Select Income REIT	—	21	—	21
Income (loss) from continuing operations before income taxes and
equity in earnings of investees	43,197	21	(35,114)	8,104
Income tax expense	—	—	(43)	(43)
Equity in earnings of investees	—	10,818	502	11,320
Income (loss) from continuing operations	43,197	10,839	(34,655)	19,381
Loss from discontinued operations	(289)	—	—	(289)
Net income (loss)	$42,908	$10,839	$(34,655)	$19,092

	As of June 30, 2017
	Investment	Investment
	in Real Estate	in SIR	Corporate	Consolidated
Total Assets	$1,800,454	$477,233	$87,422	$2,365,109

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

GOVERNMENT PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

	Six Months Ended June 30, 2016
	Investment	Investment
	in Real Estate	in SIR	Corporate	Consolidated
Rental income	$127,672	$—	$—	$127,672

Expenses:
Real estate taxes	15,219	—	—	15,219
Utility expenses	7,847	—	—	7,847
Other operating expenses	26,177	—	—	26,177
Depreciation and amortization	36,309	—	—	36,309
Acquisition related costs	216	—	—	216
General and administrative	—	—	7,534	7,534
Total expenses	85,768	—	7,534	93,302

Operating income (loss)	41,904	—	(7,534)	34,370
Dividend income	—	—	363	363
Interest income	—	—	16	16
Interest expense	(1,524)	—	(18,154)	(19,678)
Gain on early extinguishment of debt	104	—	—	104
Gain on issuance of shares by Select Income REIT	—	16	—	16
Income (loss) from continuing operations before income taxes and
equity in earnings of investees	40,484	16	(25,309)	15,191
Income tax expense	—	—	(50)	(50)
Equity in earnings of investees	—	19,240	94	19,334
Income (loss) from continuing operations	40,484	19,256	(25,265)	34,475
Loss from discontinued operations	(275)	—	—	(275)
Net income (loss)	$40,209	$19,256	$(25,265)	$34,200

	As of December 31, 2016
	Investment	Investment
	in Real Estate	in SIR	Corporate	Consolidated
Total Assets	$1,807,560	$487,708	$89,798	$2,385,066

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with our condensed consolidated financial statements and accompanying notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2016, or our Annual Report.

OVERVIEW

We are a real estate investment trust, or REIT, organized under Maryland law. As of June 30, 2017, we owned 74 properties (96 buildings), excluding one property (one building) classified as discontinued operations.  Our properties are located in 31 states and the District of Columbia and contain approximately 11.5 million rentable square feet, of which 57.8% was leased to the U.S. Government, 21.8% was leased to 13 state governments, 3.2% was leased to four other government tenants, 3.6% was leased to government contractor tenants, 8.6% was leased to various other non-governmental organizations and 5.0% was available for lease as of June 30, 2017. The U.S. Government, 13 state governments and four other government tenants combined were responsible for 87.6% and 92.7% of our annualized rental income as of June 30, 2017 and 2016, respectively. The term annualized rental income as used in this section is defined as the annualized contractual base rents from our tenants pursuant to our lease agreements as of the measurement date, plus straight line rent adjustments and estimated recurring expense reimbursements to be paid to us, and excluding lease value amortization.

As of June 30, 2017, we also owned 24,918,421 common shares, or approximately 27.9% of the then outstanding common shares, of Select Income REIT, or SIR. SIR is a REIT which owns properties that are primarily leased to single tenants.  See Notes 11 and 12 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information regarding our investment in SIR. We account for our investment in SIR under the equity method.

Property Operations

As of June 30, 2017, excluding one property (one building) classified as discontinued operations, 95.0% of our rentable square feet was leased, compared to 94.2% of our rentable square feet as of June 30, 2016.  Occupancy data for our properties as of June 30, 2017 and 2016 is as follows (square feet in thousands):

			Comparable
	All Properties (1)		Properties (2)
	June 30,		June 30,
	2017	2016	2017	2016
Total properties	74	72	70	70
Total buildings	96	92	90	90
Total square feet (3)	11,516	10,985	10,616	10,612
Percent leased (4)	95.0%	94.2%	94.9%	94.7%

(1)	Based on properties we owned on June 30, 2017 and 2016, respectively, and excludes one property (one building) classified as discontinued operations.

(2)
Based on properties we owned on June 30, 2017 and which we owned continuously since January 1, 2016, and excludes one property (one building) classified as discontinued operations.  Our comparable properties decreased from 71 properties (91 buildings) at June 30, 2016 as a result of the sale of one property (one building) during the year ended December 31, 2016.

(3)	Subject to changes when space is re-measured or re-configured for tenants.

(4)
Percent leased includes (i) space being fitted out for tenant occupancy pursuant to our lease agreements, if any, and (ii) space which is leased, but is not occupied or is being offered for sublease by tenants, if any, as of the measurement date.

The average annualized effective rental rate per square foot for our properties for the three and six months ended June 30, 2017 and 2016 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Average annualized effective rental rate per square foot (1):
All properties (2)	$25.75	$25.08	$25.67	$25.06
Comparable properties (3)	$25.60	$25.08	$25.25	$24.87

(1)
Average annualized effective rental rate per square foot represents annualized total rental income during the period specified divided by the average rentable square feet leased during the period specified. Excludes one property (one building) classified as discontinued operations.

(2)	Based on properties we owned on June 30, 2017 and 2016, respectively, and excludes one property (one building) classified as discontinued operations.

(3)
Based on properties we owned on June 30, 2017 and which we owned continuously since April 1, 2016 and January 1, 2016, respectively, and excludes one property (one building) classified as discontinued operations.

During the three and six months ended June 30, 2017, changes in rentable square feet leased and available for lease at our properties, excluding one property (one building) classified as discontinued operations, were as follows:

	Three Months Ended June 30, 2017			Six Months Ended June 30, 2017
		Available			Available
	Leased	for Lease	Total	Leased	for Lease	Total
Beginning of period	10,950,619	561,268	11,511,887	10,881,289	561,224	11,442,513
Changes resulting from:
Acquisition of properties	—	—	—	69,374	—	69,374
Lease expirations	(302,001)	302,001	—	(662,148)	662,148	—
Lease renewals (1)	238,677	(238,677)	—	584,218	(584,218)	—
New leases (1)	49,751	(49,751)	—	64,313	(64,313)	—
Re-measurements (2)	—	4,100	4,100	—	4,100	4,100
End of period	10,937,046	578,941	11,515,987	10,937,046	578,941	11,515,987

(1)	Based on leases entered into during the three and six months ended June 30, 2017.

(2)	Rentable square feet is subject to changes when space is re-measured or re-configured for tenants.

Leases at our properties totaling 302,001 and 662,148 rentable square feet expired during the three and six months ended June 30, 2017, respectively. During the three and six months ended June 30, 2017, we entered into leases totaling 288,428 and 648,531 rentable square feet, including lease renewals of 238,677 and 584,218 rentable square feet, respectively.  The weighted (by rentable square feet) average rental rates for leases of 236,159 and 560,286 rentable square feet entered into with government tenants during the three and six months ended June 30, 2017 increased by 15.0% and 11.7%, respectively, when compared to the weighted (by rentable square feet) average prior rents for the same space. The weighted (by rentable square feet) average rental rates for leases of 52,269 and 88,245 rentable square feet entered into with non-government tenants during the three and six months ended June 30, 2017 increased by 6.6% and increased by 6.8%, respectively, when compared to the weighted (by rentable square feet) average rental rates previously charged for the same space.

During the three and six months ended June 30, 2017, changes in effective rental rates per square foot achieved for new leases and lease renewals that commenced during the three and six months ended June 30, 2017, when compared to prior effective rental rates per square foot in effect for the same space (and excluding space acquired vacant), were as follows:

	Three Months Ended June 30, 2017			Six Months Ended June 30, 2017
	Old Effective	New Effective		Old Effective	New Effective
	Rent Per	Rent Per	Rentable	Rent Per	Rent Per	Rentable
	Square Foot (1)	Square Foot (1)	Square Feet	Square Foot (1)	Square Foot (1)	Square Feet
New leases	$21.32	$24.12	52,683	$22.67	$22.98	97,797
Lease renewals	$21.46	$24.94	229,423	$13.37	$15.00	560,888
Total leasing activity	$21.43	$24.78	282,106	$14.75	$16.18	658,685

(1)
Effective rental rate includes contractual base rents from our tenants pursuant to our lease agreements, plus straight line rent adjustments and estimated expense reimbursements to be paid to us, and excluding lease value amortization.

During the three and six months ended June 30, 2017, commitments made for expenditures, such as tenant improvements and leasing costs, in connection with leasing space at our properties were as follows:

	Government	Non-Government
Three Months Ended June 30, 2017	Leases	Leases	Total
Rentable square feet leased during the period	236,159	52,269	288,428
Tenant leasing costs and concession commitments (1) (in thousands)	$1,611	$854	$2,465
Tenant leasing costs and concession commitments per rentable square foot (1)	$6.82	$16.33	$8.55
Weighted (by square feet) average lease term (years)	8.1	3.2	7.2
Total leasing costs and concession commitments per rentable square foot per year (1)	$0.85	$5.09	$1.19

	Government	Non-Government
Six Months Ended June 30, 2017	Leases	Leases	Total
Rentable square feet leased during the period	560,286	88,245	648,531
Tenant leasing costs and concession commitments (1) (in thousands)	$2,490	$2,216	$4,706
Tenant leasing costs and concession commitments per rentable square foot (1)	$4.45	$25.11	$7.26
Weighted (by square feet) average lease term (years)	9.7	4.8	9.1
Total leasing costs and concession commitments per rentable square foot per year (1)	$0.46	$5.25	$0.80

(1)	Includes commitments made for leasing expenditures and concessions, such as tenant improvements, leasing commissions, tenant reimbursements and free rent.

During the three and six months ended June 30, 2017 and 2016, amounts capitalized at our properties, excluding one property (one building) classified as discontinued operations, for tenant improvements, leasing costs, building improvements and development and redevelopment activities were as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Tenant improvements (1)	$1,076	$4,681	$3,479	$6,670
Leasing costs (2)	$971	$3,035	$2,058	$7,347
Building improvements (3)	$4,465	$2,649	$6,243	$5,682
Development, redevelopment and other activities (4)	$6,949	$2,161	$13,230	$2,929

(1)	Tenant improvements include capital expenditures used to improve tenants’ space or amounts paid directly to tenants to improve their space.

(2)	Leasing costs include leasing related costs, such as brokerage commissions and other tenant inducements.

(3)	Building improvements generally include expenditures to replace obsolete building components and expenditures that extend the useful life of existing assets.

(4)
Development, redevelopment and other activities generally include (i) capital expenditures that are identified at the time of a property acquisition and incurred within a short time period after acquiring the property, and (ii) capital expenditure projects that reposition a property or result in new sources of revenue.

As of June 30, 2017, we have estimated unspent leasing related obligations of $24,873 and have committed to redevelop and expand an existing property prior to commencement of the lease with an estimated remaining cost to complete as of June 30, 2017 of $5,503.

We believe that current government budgetary pressures have resulted in a decrease in government employment, government tenants reducing their space utilization per employee and consolidation of government tenants into existing government owned properties, thereby reducing the demand for government leased space. Our historical experience with respect to properties of the type we own that are majority leased to government tenants has been that government tenants frequently renew leases to avoid the costs and disruptions that may result from relocating their operations. However, efforts to reduce space utilization rates may result in our tenants exercising early termination rights under our leases, vacating our properties upon expiration of our leases in order to relocate, or in renewing their leases for less space than they currently occupy. Also, our government tenants' desire to reconfigure leased office space to reduce utilization per employee may require us to spend increased amounts for tenant improvements, and tenant relocations have become more prevalent in instances where efforts by government tenants to reduce their space utilization require a significant reconfiguration of currently leased space. Increased uncertainty with respect to government agency budgets and funding to implement relocations, consolidations and reconfigurations recently have resulted in delayed decisions by some of our government tenants and their reliance on short term lease renewals. At present, we are unable to reasonably project what the financial impact of market conditions or changing government financial circumstances will be on our financial results for future periods.

The Internal Revenue Service, or IRS, has publicly stated that it plans to discontinue its tax return processing operations at our property located in Fresno, CA in 2021. The IRS lease for this property, which accounted for approximately 3.1% of our annualized rental income as of June 30, 2017, expires in the fourth quarter of 2021. The IRS has also publicly stated that it plans to discontinue its tax return processing operations in Covington, KY in 2019. Our property located in Florence, KY is leased to the IRS and we believe it is used to support the Covington, KY operations. This IRS lease, which accounted for approximately 0.9% of our annualized rental income as of June 30, 2017, expires in the second quarter of 2022, but is subject to early termination rights. Despite its public announcements, the IRS has not sent us any official notices of its intentions regarding the Fresno, CA or Covington, KY properties.

As of June 30, 2017, we had leases totaling 1,087,460 rentable square feet that were scheduled to expire through June 30, 2018. As of July 31, 2017, tenants with leases totaling 194,321 rentable square feet that are scheduled to expire through June 30, 2018, have notified us that they do not plan to renew their leases upon expiration and we cannot be sure as to whether other tenants may or may not renew their leases upon expiration.  Based upon current market conditions and tenant negotiations for leases scheduled to expire through June 30, 2018, we expect that the rental rates we are likely to achieve on new or renewed leases for space under leases expiring through June 30, 2018 will, in the aggregate and on a weighted (by annualized revenues) average basis, be lower than the rates currently being paid, thereby generally resulting in lower revenue from the same space. We cannot be sure of the rental rates which will result from our ongoing negotiations regarding lease renewals or any new leases we may enter into; also, we may experience material declines in our rental income due to vacancies upon lease expirations or early terminations. Prevailing market conditions and government and other tenants' needs at the time we negotiate and enter leases will generally determine rental rates and demand for leased space at our properties, and market conditions and government and other tenants' needs are beyond our control.

As of June 30, 2017, lease expirations at our properties, excluding one property (one building) classified as discontinued operations, by year are as follows (dollars in thousands):

	Number	Expirations				Annualized
	of	of Leased			Cumulative	Rental		Cumulative
	Tenants	Square		Percent	Percent	Income	Percent	Percent
Year (1)	Expiring	Feet (2)		of Total	of Total	Expiring	of Total	of Total
2017	27	652,188		6.0%	6.0%	$14,350	5.2%	5.2%
2018	38	821,007		7.5%	13.5%	32,278	11.8%	17.0%
2019	44	1,940,016		17.7%	31.2%	58,639	21.4%	38.4%
2020	37	1,332,524		12.2%	43.4%	31,608	11.5%	49.9%
2021	36	1,064,122		9.7%	53.1%	20,746	7.6%	57.5%
2022	26	922,235		8.4%	61.5%	22,060	8.0%	65.5%
2023	17	601,489		5.5%	67.0%	13,815	5.0%	70.5%
2024	16	993,635		9.1%	76.1%	22,678	8.3%	78.8%
2025	15	801,648		7.3%	83.4%	16,444	6.0%	84.8%
2026 and thereafter	27	1,808,182	(3)	16.6%	100.0%	42,028	15.2%	100.0%
Total	283	10,937,046		100.0%		$274,646	100.0%

Weighted average remaining lease term (in years)		5.0				4.7

(1)
The year of lease expiration is pursuant to current contract terms. Some government tenants have the right to vacate their space before the stated expirations of their leases. As of June 30, 2017, government tenants occupying approximately 11.7% of our rentable square feet and responsible for approximately 9.2% of our annualized rental income as of June 30, 2017 have currently exercisable rights to terminate their leases before the stated terms of their leases expire. Also, in 2017, 2018, 2019, 2020, 2021, 2022, 2023, 2026 and 2027, early termination rights become exercisable by other tenants who currently occupy an additional approximately 2.3%, 2.2%, 4.9%, 8.0%, 1.5%, 3.0%, 0.6%, 0.9% and 0.6% of our rentable square feet, respectively, and contribute an additional approximately 1.8%, 2.8%, 5.1%, 8.3%, 1.4%, 2.4%, 0.7%, 1.2% and 0.6% of our annualized rental income, respectively, as of June 30, 2017. In addition, as of June 30, 2017, 24 of our government tenants have currently exercisable rights to terminate their leases if the legislature or other funding authority does not appropriate rent amounts in their respective annual budgets. These 24 tenants occupy approximately 17.3% of our rentable square feet and contribute approximately 16.8% of our annualized rental income as of June 30, 2017.

(2)
Leased square feet is pursuant to leases existing as of June 30, 2017, and includes (i) space being fitted out for tenant occupancy pursuant to our lease agreements, if any, and (ii) space which is leased, but is not occupied or is being offered for sublease by tenants, if any.  Square feet measurements are subject to changes when space is re-measured or re-configured for new tenants.

(3)	Leased square footage excludes a 25,579 square foot expansion being constructed at an existing property we own prior to the commencement of the lease.

Acquisition and Disposition Activities (dollar amounts in thousands)

In January 2017, we acquired an office property (one building) located in Manassas, VA with 69,374 rentable square feet for a purchase price of $12,620, excluding capitalized acquisition costs of $28, using cash on hand and borrowings under our revolving credit facility.  We acquired this property at a capitalization rate of 8.6%.  We calculate the capitalization rate for property acquisitions as the ratio of (x) annual straight line rental income, excluding the impact of above and below market lease amortization, based on leases in effect on the acquisition date, less estimated annual property operating expenses as of the acquisition date, excluding depreciation and amortization expense, to (y) the acquisition purchase price, including the principal amount of assumed debt, if any, and excluding acquisition costs.

In June 2017, we and two of our wholly owned subsidiaries entered a definitive Agreement and Plan of Merger, or the Merger Agreement, to acquire FPO and its operating partnership for approximately $1,387,265, including the expected payment of $11.15 in cash per FPO common share outstanding, or approximately $683,372, the expected repayment of approximately $417,800 of FPO debt, the expected assumption of approximately $231,360 of FPO mortgage debt, the assumption of FPO's estimated working capital of $5,583 and the payment of estimated transaction fees and expenses of $49,150. As part of the FPO Transaction, we will acquire FPO's full property portfolio, which includes 39 office and industrial properties (74 buildings) with 6,454,382 rentable square feet, including two joint venture properties which are 50% and 51% owned by FPO. The FPO Transaction is subject to approval by the holders of at least a majority of FPO’s outstanding common shares and other customary conditions, and is expected to close prior to December 31, 2017. For more information regarding the Merger Agreement and our financing activities, see Notes 4, 7 and 9 to our condensed consolidated financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

In August 2016, we entered an agreement to acquire transferable development rights that would allow us to expand a property we own in Washington, D.C. for a purchase price of $2,030, excluding acquisition costs. This acquisition is currently expected to occur in the third quarter of 2017.

In March 2016, we entered an agreement to sell an office property (one building) in Falls Church, VA with 164,746 rentable square feet and a net book value of $12,282 at June 30, 2017. We agreed to extend the closing date for this sale and increased the sale price by $225, which we received as a non-refundable deposit.  The contract sale price is now $13,523, excluding closing costs and we expect this transaction to close in the third quarter of 2017.

Our pending acquisitions and disposition are subject to conditions; accordingly, these acquisitions and dispositions may be delayed, their terms may change or they may not be consummated.

We expect our ownership and operation of office properties leased to government tenants and private sector tenants in the metropolitan Washington, D.C. market area to increase significantly as a result of the FPO Transaction and we may acquire additional properties in this area in the future. Outside of the metropolitan Washington, D.C. market area, our strategy related to property acquisitions is materially unchanged from that disclosed in our Annual Report and we will continue to explore and evaluate for possible acquisition additional properties that are majority leased to government tenants and government contractor tenants. Until we have fully integrated the FPO properties into our business we expect to make acquisitions only on a very selective basis. Also, as part of the long term financing plan for the FPO Transaction, we expect to identify properties within our combined portfolio for disposition. We also periodically may identify other properties for sale based on future changes in market conditions, changes in property performance, our expectation regarding lease renewals, our plans with regard to particular properties or alternative opportunities we may wish to pursue. Our plans for particular properties and other strategic considerations may cause us to change our acquisition and disposition strategies, and we may do so at any time and without shareholder approval.

Financing Activities (dollar amounts in thousands except per share amounts)

On July 5, 2017, we sold 25,000,000 of our common shares at a price of $18.50 per share in an underwritten public offering, or the Equity Offering. In connection with this offering, we granted the underwriters a 30 day option to purchase up to an additional 3,750,000 of our common shares at a price of $18.50 per share. On July 28, 2017, the underwriters partially exercised this purchase option for 2,907,029 of our common shares. This purchase is expected to be completed on August 3, 2017. The aggregate net proceeds from these sales will be approximately $493,838 after underwriters' discount and other offering expenses. We used part of the proceeds from these sales to repay amounts outstanding under our revolving credit facility and we expect to use the remaining proceeds to finance, in part, the FPO Transaction. In the event the FPO Transaction is not consummated, we expect to use the remaining proceeds from these sales for general business purposes.

In July 2017, we issued $300,000 of 4.000% senior unsecured notes due 2022 in an underwritten public offering, or the Notes Offering. The net proceeds from this offering of $295,404, after payment of the underwriters' discount and other offering expenses, are expected to finance, in part, the FPO Transaction. In the event the FPO Transaction is not consummated on or prior to December 31, 2017, or the Merger Agreement is terminated on or at any time prior to that date, we will be required to redeem any notes issued pursuant to this offering then outstanding at 101% of the principal amount of such notes plus accrued and unpaid interest.

Concurrently with the execution of the Merger Agreement for the FPO Transaction, we entered a Commitment Letter, with a group of institutional lenders for a 364-day senior unsecured Bridge Loan Facility in an initial aggregate principal amount of $750,000. On July 20, 2017, we and the lenders terminated the Commitment Letter and the Bridge Loan Facility and we recognized a loss on extinguishment of debt of $1,655 which will be included in our third quarter of 2017 financial reporting.

RESULTS OF OPERATIONS (amounts in thousands, except per share amounts)

Three Months Ended June 30, 2017, Compared to Three Months Ended June 30, 2016

					Acquired Properties		Disposed Property
					Results (2)		Results (3)
	Comparable Properties Results (1)				Three Months Ended		Three Months Ended		Consolidated Results
	Three Months Ended June 30,				June 30,		June 30,		Three Months Ended June 30,
			$	%							$	%
	2017	2016	Change	Change	2017	2016	2017	2016	2017	2016	Change	Change
Rental income	$65,942	$64,061	$1,881	2.9%	$3,935	$—	$10	$—	$69,887	$64,061	$5,826	9.1%
Operating expenses:
Real estate taxes	7,518	7,548	(30)	(0.4%)	423	—	—	18	7,941	7,566	375	5.0%
Utility expenses	3,926	3,663	263	7.2%	246	—	—	10	4,172	3,673	499	13.6%
Other operating expenses	14,546	13,240	1,306	9.9%	638	—	3	26	15,187	13,266	1,921	14.5%
Total operating expenses	25,990	24,451	1,539	6.3%	1,307	—	3	54	27,300	24,505	2,795	11.4%
Net operating income (4)	$39,952	$39,610	$342	0.9%	$2,628	$—	$7	$(54)	42,587	39,556	3,031	7.7%

Other expenses:
Depreciation and amortization									20,663	17,985	2,678	14.9%
Acquisition related costs									—	64	(64)	(100.0%)
General and administrative									5,086	4,008	1,078	26.9%
Total other expenses									25,749	22,057	3,692	16.7%
Operating income									16,838	17,499	(661)	(3.8%)
Dividend income									303	363	(60)	(16.5%)
Interest income									67	10	57	nm
Interest expense (including net amortization of debt premiums and discounts and debt issuance costs of $808 and $747, respectively)									(13,963)	(10,314)	(3,649)	35.4%
Gain on issuance of shares by Select Income REIT									21	16	5	31.3%
Income from continuing operations before income taxes and equity in earnings of investees									3,266	7,574	(4,308)	(56.9%)
Income tax expense									(25)	(35)	10	(28.6%)
Equity in earnings of investees									8,581	9,400	(819)	(8.7%)
Income from continuing operations									11,822	16,939	(5,117)	(30.2%)
Loss from discontinued operations									(145)	(126)	(19)	15.1%
Net income									$11,677	$16,813	$(5,136)	(30.5%)

Weighted average common shares outstanding (basic)									71,088	71,038	50	0.1%
Weighted average common shares outstanding (diluted)									71,119	71,061	58	0.1%

Per common share amounts (basic and diluted):
Income from continuing operations									$0.17	$0.24	$(0.07)	(29.2%)
Loss from discontinued operations									$—	$—	$—	—%
Net income									$0.16	$0.24	$(0.08)	(33.3%)

Reconciliation of Net Income to NOI: (4)
Net income									$11,677	$16,813
Loss from discontinued operations									145	126
Income from continuing operations									11,822	16,939
Equity in earnings of investees									(8,581)	(9,400)
Income tax expense									25	35
Gain on issuance of shares by SIR									(21)	(16)
Interest expense									13,963	10,314
Interest income									(67)	(10)
Dividend income									(303)	(363)
Operating income									16,838	17,499
General and administrative									5,086	4,008
Acquisition related costs									—	64
Depreciation and amortization									20,663	17,985
NOI									$42,587	$39,556

Reconciliation of Net Income to Funds From Operations and Normalized Funds From Operations (5)
	2017	2016
Net income	$11,677	$16,813
Plus: Depreciation and amortization	20,663	17,985
Plus: FFO attributable to Select Income REIT investment	17,149	17,887
Less: Equity in earnings from Select Income REIT	(8,207)	(9,383)
Funds from operations	41,282	43,302
Plus: Acquisition related costs	—	64
Plus: Estimated business management incentive fee (6)	893	—
Plus: Normalized FFO attributable to Select Income REIT investment	17,407	17,887
Less: FFO attributable to Select Income REIT investment	(17,149)	(17,887)
Less: Gain on issuance of shares by Select Income REIT	(21)	(16)
Normalized funds from operations	$42,412	$43,350

Funds from operations per common share (basic and diluted)	$0.58	$0.61
Normalized funds from operations per common share (basic and diluted)	$0.60	$0.61

(1)
Comparable properties consist of 71 properties (91 buildings) we owned on June 30, 2017 and which we owned continuously since April 1, 2016, and excludes one property (one building) classified as discontinued operations.

(2)	Acquired properties consist of three properties (five buildings) we acquired since April 1, 2016.

(3)	Disposed property consists of one property (one building) we sold in July 2016.

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

(5)
We calculate funds from operations, or FFO, and normalized funds from operations, or Normalized FFO, as shown above. FFO is calculated on the basis defined by The National Association of Real Estate Investment Trusts, or NAREIT, which is net income, calculated in accordance with GAAP, plus real estate depreciation and amortization and the difference between FFO attributable to an equity investment and equity in earnings of an equity investee but excluding impairment charges on real estate assets, any gain or loss on sale of properties, as well as certain other adjustments currently not applicable to us. Our calculation of Normalized FFO differs from NAREIT's definition of FFO because we include the difference between FFO and Normalized FFO attributable to our equity investment in SIR, we include business management incentive fees, if any, only in the fourth quarter versus the quarter when they are recognized as expense in accordance with GAAP due to their quarterly volatility not necessarily being indicative of our core operating performance and the uncertainty as to whether any such business management incentive fees will be payable when all contingencies for determining such fees are known at the end of the calendar year, and we exclude acquisition related costs expensed under GAAP, gains on issuance of shares by SIR and gains on early extinguishment of debt. We consider FFO and Normalized FFO to be appropriate supplemental measures of operating performance for a REIT, along with net income and operating income. We believe that FFO and Normalized FFO provide useful information to investors because by excluding the effects of certain historical amounts, such as depreciation expense, FFO and Normalized FFO may facilitate a comparison of our operating performance between periods and with other REITs. FFO and Normalized FFO are among the factors considered by our Board of Trustees when determining the amount of distributions to our shareholders. Other factors include, but are not limited to, requirements to maintain our qualification for taxation as a REIT, limitations in our credit agreement and public debt covenants, the availability to us of debt and equity capital, our expectation of our future capital requirements and operating performance, our receipt of distributions from SIR and our expected needs and availability of cash to pay our obligations. FFO and Normalized FFO do not represent cash generated by operating activities in accordance with GAAP and should not be considered as alternatives to net income or operating income as an indicator of our operating performance or as a measure of our liquidity. These measures should be considered in conjunction with net income and operating income as presented in our Condensed Consolidated Statements of Comprehensive Income. Other REITs and real estate companies may calculate FFO and Normalized FFO differently than we do.

(6)
Incentive fees under our business management agreement are payable after the end of each calendar year, are calculated based on common share total return, as defined, and are included in general and administrative expense in our Condensed Consolidated Statements of Comprehensive income. In calculating net income in accordance with GAAP, we recognize estimated business management incentive fee expense, if any, in the first, second and third quarters. Although we recognize this expense, if any, in the first, second and third quarters for purposes of calculating net income, we do not include such expense in the calculation of Normalized FFO until the fourth quarter, when the amount of the business management incentive fee expense for the calendar year, if any, is determined.

We refer to the 71 properties (91 buildings) we owned on June 30, 2017 and which we have owned continuously since April 1, 2016, excluding one property (one building) classified as discontinued operations, as comparable properties. We refer to the three properties (five buildings) which we acquired since April 1, 2016 as the acquired properties. We refer to the one property (one building) we sold in July 2016 as the disposed property.

Our condensed consolidated statements of comprehensive income for the three months ended June 30, 2017 include the operating results of three acquired properties (five buildings) for the entire period, as we acquired those properties prior to April

1, 2017 and exclude the operating results of the disposed property for the entire period, as we sold that property prior to April 1, 2017. Our condensed consolidated statements of comprehensive income for the three months ended June 30, 2016 include the operating results of one acquired property (one building) for the entire period, as we acquired that property prior to April 1, 2016 and include the operating results of the disposed property for the entire period, as we sold that property after June 30, 2016.

References to changes in the income and expense categories below relate to the comparison of consolidated results for the three month period ended June 30, 2017, compared to the three month period ended June 30, 2016.

Rental income. The increase in rental income reflects an increase in rental income for comparable properties and the rental income from the acquired properties. Rental income from comparable properties increased $1,881 primarily due to increases in rental rates and occupied space at certain of our properties in the 2017 period. Rental income increased $3,935 as a result of the acquired properties.  Rental income includes non-cash straight line rent adjustments totaling $1,104 in the 2017 period and $435 in the 2016 period, and amortization of acquired leases and assumed lease obligations totaling ($617) in the 2017 period and ($425) in the 2016 period.

Real estate taxes. The increase in real estate taxes reflects an increase in real estate taxes for the acquired properties and the combined impact of real estate tax decreases at comparable properties and the disposed property. Real estate taxes for comparable properties decreased $30 due primarily to the effect of lower real estate tax valuation assessments at certain of our properties in the 2017 period. Real estate taxes increased $423 as a result of the acquired properties. We also realized a decrease of $18 in real estate taxes as a result of the disposed property.

Utility expenses. The increase in utility expenses reflects an increase in utility expenses for comparable properties and the net effect of the acquired properties and the disposed property. Utility expenses at comparable properties increased $263 primarily due to an increase in electricity usage at certain of our buildings during the 2017 period. Utility expenses increased $246 as a result of the acquired properties and decreased $10 as a result of the disposed property.

Other operating expenses. Other operating expenses consist of salaries and benefit costs of property level personnel, repairs and maintenance expense, cleaning expense, other direct costs of operating our properties and property management fees. The increase in other operating expenses reflects an increase in expenses for comparable properties and the net effect of the acquired properties and the disposed property. Other operating expenses at comparable properties increased $1,306 primarily as a result of higher repairs and maintenance costs during the 2017 period. Other operating expenses increased $638 as a result of the acquired properties, offset by a decrease of $23 as a result of the disposed property.

Depreciation and amortization. The increase in depreciation and amortization reflects the depreciation and amortization from the acquired properties and the effect of improvements made to certain of our comparable properties, partially offset by the effect of certain assets becoming fully depreciated. Depreciation and amortization increased $2,007 as a result of the acquired properties. Depreciation and amortization at comparable properties increased $671 due primarily to depreciation and amortization of improvements made to certain of our properties after April 1, 2016, partially offset by certain leasing related assets becoming fully depreciated after April 1, 2016.

Acquisition related costs. Acquisition related costs include legal and diligence costs incurred in connection with our property acquisition activities that were expensed in accordance with GAAP.

General and administrative. General and administrative expenses consist of fees pursuant to our business management agreement, equity compensation expense, legal and accounting fees, Trustees’ fees and expenses, securities listing and transfer agency fees and other costs relating to our status as a publicly traded company. The increase in general and administrative expenses is primarily as a result of an increase in business management fees, including estimated incentive fees recognized in the 2017 period.

Dividend income. Dividend income consists of dividends received from our investment in The RMR Group Inc., or RMR Inc.

Interest income. The increase in interest income in the 2017 period is primarily the result of interest earned from the mortgage financing we provided to the purchaser of one of our properties sold in July 2016.

Interest expense. The increase in interest expense reflects higher average outstanding debt balances and higher weighted average interest rates on borrowings during the 2017 period compared to the 2016 period.

Gain on issuance of shares by Select Income REIT. Gain on issuance of shares by SIR is a result of the issuance of common shares by SIR at prices above our then per share carrying value of our SIR common shares.

Income tax expense. The decrease in income tax expense reflects lower operating income in certain jurisdictions in the 2017 period that is subject to state income taxes.

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

Net income. Our net income decreased in the 2017 period compared to the 2016 period as a result of the changes noted above.

RESULTS OF OPERATIONS (amounts in thousands, except per share amounts)

Six Months Ended June 30, 2017, Compared to Six Months Ended June 30, 2016

					Acquired Properties		Disposed Property
					Results (2)		Results (3)
	Comparable Properties Results (1)				Six Months Ended		Six Months Ended		Consolidated Results
	Six Months Ended June 30,				June 30,		June 30,		Six Months Ended June 30,
			$	%							$	%
	2017	2016	Change	Change	2017	2016	2017	2016	2017	2016	Change	Change
Rental income	$126,119	$124,000	$2,119	1.7%	$13,055	$3,672	$9	$—	$139,183	$127,672	$11,511	9.0%
Operating expenses:
Real estate taxes	14,811	14,868	(57)	(0.4%)	1,308	318	(1)	33	16,118	15,219	899	5.9%
Utility expenses	7,943	7,621	322	4.2%	835	204	—	22	8,778	7,847	931	11.9%
Other operating expenses	26,950	25,264	1,686	6.7%	2,226	859	3	54	29,179	26,177	3,002	11.5%
Total operating expenses	49,704	47,753	1,951	4.1%	4,369	1,381	2	109	54,075	49,243	4,832	9.8%
Net operating income (4)	$76,415	$76,247	$168	0.2%	$8,686	$2,291	$7	$(109)	85,108	78,429	6,679	8.5%

Other expenses:
Depreciation and amortization									41,168	36,309	4,859	13.4%
Acquisition related costs									—	216	(216)	(100.0%)
General and administrative									9,048	7,534	1,514	20.1%
Total other expenses									50,216	44,059	6,157	14.0%
Operating income									34,892	34,370	522	1.5%
Dividend income									607	363	244	67.2%
Interest income									128	16	112	nm
Interest expense (including net amortization of debt premium and discounts and debt issuance costs of $1,615 and $1,219, respectively)									(27,544)	(19,678)	(7,866)	40.0%
Gain on early extinguishment of debt									—	104	(104)	(100.0%)
Gain on issuance of shares by Select Income REIT									21	16	5	31.3%
Income from continuing operations before income taxes and equity in earnings of investees									8,104	15,191	(7,087)	nm
Income tax expense									(43)	(50)	7	(14.0%)
Equity in earnings of investees									11,320	19,334	(8,014)	(41.5%)
Income from continuing operations									19,381	34,475	(15,094)	(43.8%)
Loss from discontinued operations									(289)	(275)	(14)	5.1%
Net income									$19,092	$34,200	$(15,108)	(44.2%)

Weighted average common shares outstanding (basic)									71,083	71,034	49	0.1%
Weighted average common shares outstanding (diluted)									71,109	71,046	63	0.1%

Per common share amounts (basic and diluted):
Income from continuing operations									$0.27	$0.49	$(0.22)	(44.9%)
Loss from discontinued operations									$—	$—	$—	—%
Net income									$0.27	$0.48	$(0.21)	(43.8%)

Reconciliation of Net Income to NOI: (4)
Net income									$19,092	$34,200
Loss from discontinued operations									289	275
Income from continuing operations									19,381	34,475
Equity in earnings of investees									(11,320)	(19,334)
Income tax expense									43	50
Gain on issuance of shares by SIR									(21)	(16)
Gain on early extinguishment of debt									—	(104)
Interest expense									27,544	19,678
Interest income									(128)	(16)
Dividend income									(607)	(363)
Operating income									34,892	34,370
General and administrative									9,048	7,534
Acquisition related costs									—	216
Depreciation and amortization									41,168	36,309
NOI									$85,108	$78,429

Calculation of Funds From Operations and Normalized Funds From Operations (5)
	2017	2016
Net income	$19,092	$34,200
Plus: Depreciation and amortization	41,168	36,309
Plus: FFO attributable to Select Income REIT investment	29,553	36,345
Less: Equity in earnings from Select Income REIT	(10,818)	(19,240)
Funds from operations	78,995	87,614
Plus: Acquisition related costs	—	216
Plus: Estimated business management incentive fee (6)	893	—
Plus: Normalized FFO attributable to Select Income REIT investment	31,997	36,362
Less: FFO attributable to Select Income REIT investment	(29,553)	(36,345)
Less: Gain on early extinguishment of debt	—	(104)
Less: Gain on issuance of shares by Select Income REIT	(21)	(16)
Normalized funds from operations	$82,311	$87,727

Funds from operations per common share (basic and diluted)	$1.11	$1.23
Normalized funds from operations per common share (basic)	$1.16	$1.24
Normalized funds from operations per common share (diluted)	$1.16	$1.23

(1)
Comparable properties consist of 70 properties (90 buildings) we owned on June 30, 2017 and which we owned continuously since January 1, 2016, and excludes one property (one building) classified as discontinued operations.

(2)	Acquired properties consist of four properties (six buildings) we acquired since January 1, 2016.

(3)	Disposed property consists of one property (one building) in July 2016.

(4)	See footnote (4) on page 28 for a definition of NOI.

(5)	See footnote (5) on page 28 for a definition of FFO and Normalized FFO.

We refer to the 70 properties (90 buildings) we owned on June 30, 2017 and which we have owned continuously since January 1, 2016, excluding one property (one building) classified as discontinued operations, as comparable properties. We refer to the four properties (six buildings) which we acquired during the six months ended June 30, 2017 as the acquired properties. We refer to the one property (one building) we sold in July 2016 as the disposed property.

Our condensed consolidated statements of comprehensive income for the six months ended June 30, 2017 include the operating results of three acquired properties (five buildings) for the entire period, as we acquired those properties prior to January 1, 2017, one property (one building) for less than the entire period, as we acquired the property after January 1, 2017 and exclude the operating results of the disposed property for the entire period, as we sold that property prior to January 1, 2017. Our condensed consolidated statements of comprehensive income for the six months ended June 30, 2016 exclude the operating results of one acquired property (one building) for the entire period, as we acquired that property after June 30, 2016 and include the operating results of the disposed property for the entire period, as we sold that property after June 30, 2016.

References to changes in the income and expense categories below relate to the comparison of consolidated results for the six month period ended June 30, 2017, compared to the six month period ended June 30, 2016.

Rental income. The increase in rental income reflects an increase in rental income for comparable properties and the rental income from the acquired properties. Rental income from comparable properties increased $2,119 primarily due to increases in rental rates and occupied space at certain of our properties in the 2017 period. Rental income increased $9,383 as a result of the acquired properties.  Rental income includes non-cash straight line rent adjustments totaling $2,404 in the 2017 period and $584 in the 2016 period, and amortization of acquired leases and assumed lease obligations totaling ($1,244) in the 2017 period and ($732) in the 2016 period.

Real estate taxes. The increase in real estate taxes reflects an increase in real estate taxes for the acquired properties and the combined impact of real estate tax decreases at comparable properties and the disposed property. Real estate taxes for comparable properties decreased $57 due primarily to the effect of lower real estate tax valuation assessments at certain of our properties in the 2017 period. Real estate taxes increased $990 as a result of the acquired properties. We also realized a decrease of $34 in real estate taxes as a result of the disposed property.

Utility expenses. The increase in utility expenses reflects an increase in utility expenses for comparable properties and the net effect of the acquired properties and the disposed property. Utility expenses at comparable properties increased $322 primarily due to an increase in electricity usage at certain of our buildings during the 2017 period. Utility expenses increased $631 as a result of the acquired properties. Utility expense also decreased $22 as a result of the disposed property.

Other operating expenses. The increase in other operating expenses reflects an increase in expenses for comparable properties and the net effect of the acquired properties and the disposed property. Other operating expenses at comparable properties increased $1,686 primarily as a result of higher repairs and maintenance costs during the 2017 period. Other operating expenses increased $1,367 as a result of the acquired properties, offset by a decrease of $51 as a result of the disposed property.

Depreciation and amortization. The increase in depreciation and amortization reflects the depreciation and amortization from the acquired properties and the effect of improvements made to certain of our properties since January 1, 2016, partially offset by the effect of certain assets becoming fully depreciated. Depreciation and amortization increased $4,053 as a result of the acquired properties. Depreciation and amortization at comparable properties increased $806 due primarily to depreciation and amortization of improvements made to certain of our properties after January 1, 2016, partially offset by certain leasing related assets becoming fully depreciated in 2016 and 2017.

Acquisition related costs. Acquisition related costs include legal and diligence costs incurred in connection with our property acquisition activities that were expensed in accordance with GAAP.

General and administrative. The increase in general and administrative expenses is primarily as a result of an increase in business management fees, including estimated incentive fees recognized in the 2017 period.

Dividend income. Dividend income consists of dividends received from our investment in RMR Inc.

Interest income. The increase in interest income in the 2017 period is primarily the result of interest earned from the mortgage financing we provided to the purchaser of one of our properties sold in July 2016.

Interest expense. The increase in interest expense reflects higher average outstanding debt balances and higher weighted average interest rates on borrowings during the 2017 period compared to the 2016 period.

Gain on early extinguishment of debt. We recorded a net gain on early extinguishment of debt of $104 in the 2016 period in connection with the prepayment of two mortgage notes.

Gain on issuance of shares by Select Income REIT. Gain on issuance of shares by SIR is a result of the issuance of common shares by SIR at prices above our then per share carrying value of our SIR common shares.

Income tax expense. The decrease in income tax expense reflects lower operating income in certain jurisdictions in the 2017 period that is subject to state income taxes.

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

Our changes in cash flows for the six months ended June 30, 2017 compared to the same period in 2016 were as follows: (i) cash provided by operating activities decreased from $72,021 in 2016 to $68,516 in 2017; (ii) cash used in investing activities decreased from $86,276 in 2016 to $18,572 in 2017; and (iii) cash flows from financing activities changed from $14,491 of cash provided by financing activities in the 2016 period to $66,978 of cash used in financing activities in the 2017 period.

The decrease in cash provided by operating activities for the six month period ended June 30, 2017 as compared to the corresponding prior year period was due primarily to a decrease in the portion of distributions we received from our investment in SIR classified as an operating activity as a result of a decrease in our equity in earnings of SIR and an increase in interest paid in the 2017 period, partially offset by NOI from our acquisition activity and favorable changes in working capital. The decrease in cash used in investing activities for the six month period ended June 30, 2017 as compared to the corresponding prior year period was due primarily to a decrease in our real estate acquisition activity and an increase in the portion of distributions we received from our SIR investment classified as an investing activity as a result of a decrease in our equity in earnings of SIR, partially offset by an increase in real estate improvements made in the 2017 period. The change in cash (used in) provided by financing activities for the six month period ended June 30, 2017 as compared to the corresponding prior year period was due primarily to higher net borrowings in the 2016 period.

Our Investment and Financing Liquidity and Resources (dollar amounts in thousands, except per share and per square foot amounts)

In order to fund acquisitions and to meet cash needs that may result from our desire or need to make distributions or pay operating or capital expenses, we maintain a $750,000 unsecured revolving credit facility. The maturity date of our revolving credit facility is January 31, 2019 and, subject to our payment of an extension fee and meeting other conditions, we have an option to extend the stated maturity date of our revolving credit facility by one year to January 31, 2020. We are required to pay interest at a rate of LIBOR plus a premium, which was 125 basis points per annum at June 30, 2017, on the amount outstanding under our revolving credit facility. We also pay a facility fee on the total amount of lending commitments under our revolving credit facility, which was 25 basis points per annum at June 30, 2017. Both the interest rate premium and the facility fee are subject to adjustment based upon changes to our credit ratings. We can borrow, repay and reborrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity. As of June 30, 2017, the annual interest rate payable on borrowings under our revolving credit facility was 2.4%. As of June 30, 2017 and July 31, 2017, we had $155,000 and zero, respectively, outstanding under our revolving credit facility.

Our revolving credit facility is governed by a credit agreement with a syndicate of institutional lenders, which also governs our two unsecured term loans:

•
Our $300,000 term loan, which matures on March 31, 2020, is prepayable without penalty at any time. We are required to pay interest at LIBOR plus a premium, which was 140 basis points per annum at June 30, 2017, on the amount outstanding under our $300,000 term loan.  The interest rate premium is subject to adjustment based upon changes to our credit ratings.  As of June 30, 2017, the annual interest rate for the amount outstanding under our $300,000 term loan was 2.6%.

•
Our $250,000 term loan, which matures on March 31, 2022, is prepayable without penalty at any time. We are required to pay interest at LIBOR plus a premium, which was 180 basis points per annum at June 30, 2017, on the amount outstanding under our $250,000 term loan.  The interest rate premium is subject to adjustment based upon changes to our credit ratings.  As of June 30, 2017, the annual interest rate for the amount outstanding under our $250,000 term loan was 3.0%.

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

Our $300,000 of 4.000% senior unsecured notes due 2022 are governed by an indenture and a supplement to that indenture and require semi-annual payments of interest only through maturity in July 2022 and may be repaid at par (plus accrued and unpaid interest) on or after June 15, 2022.

As of June 30, 2017, our debt maturities (other than our revolving credit facility) are as follows: $788 in 2017, $1,671 in 2018, $359,439 in 2019, $301,619 in 2020, $13,230 in 2021 and $560,000 thereafter.

None of our debt obligations require sinking fund payments prior to their maturity dates.  Our $26,747 in mortgage debts generally require monthly payments of principal and interest through maturity.
In addition to our debt obligations, as of June 30, 2017, we have estimated unspent leasing related obligations of $24,873 and have committed to redevelop and expand an existing property prior to the commencement of the lease with an estimated remaining cost to complete of approximately $5,503.

We currently expect to use cash balances, borrowings under our revolving credit facility, net proceeds from our property sales, distributions received from our investments in SIR and RMR Inc., assumption of mortgage debt and net proceeds from offerings of equity or debt securities to fund our future operations, capital expenditures, distributions to our shareholders and property acquisitions. When significant amounts are outstanding under our revolving credit facility or the maturities of our indebtedness approach, we expect to explore refinancing alternatives. Such alternatives may include incurring additional term debt, issuing equity or debt securities, extending the maturity date of our revolving credit facility and entering into a new revolving credit facility. We may assume additional mortgage debt in connection with our acquisitions, including in connection with the FPO Transaction as discussed elsewhere herein or elect to place new mortgages on properties we own as a source of financing. Although we cannot be sure that we will be successful in consummating any particular type of financing, we believe that we will have access to financing, such as debt and equity offerings, to fund future acquisitions and capital expenditures and to pay our obligations. We currently have an effective shelf registration statement that allows us to issue public securities on an expedited basis, but it does not assure that there will be buyers for such securities.
To partially finance the FPO Transaction, we entered into the Commitment Letter with Citigroup Global Markets Inc., or Citigroup, pursuant to which, on and subject to the terms and conditions of the Commitment Letter, Citigroup and a group of institutional lenders committed to provide us the Bridge Loan Facility. On July 20, 2017, we and the lenders terminated the Commitment Letter and the Bridge Loan Facility as a result of our having raised the necessary funding for the FPO transaction from our issuance of senior unsecured notes and proceeds from the sale of our common shares in July 2017. As a result of the termination of the Bridge Loan Facility, we recognized a loss on extinguishment of debt of $1,655 that will be included in our financial reporting for the third quarter of 2017 in connection with that termination.

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

In June 2017, both Moody's Investors Service, or Moody's, and Standard & Poor's Ratings Services, or S&P, updated our ratings outlook to negative as a result of uncertainties arising from the FPO Transaction. Negative outlooks may imply that our debt ratings may be downgraded unless we are successful in reorganizing our financial profile.

On February 23, 2017 and May 22, 2017, we paid a regular quarterly distribution to common shareholders of record on January 23, 2017 and April 21, 2017, of $0.43 per share, or $30,606 on each of those dates. We funded these distributions using cash on hand and borrowings under our revolving credit facility. On July 12, 2017, we declared a regular quarterly distribution payable to common shareholders of record on July 24, 2017 of $0.43 per share, or $41,364. We expect to pay this distribution on or about August 21, 2017 using cash on hand.

Off Balance Sheet Arrangements

As of June 30, 2017, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Debt Covenants (dollars in thousands)

Our principal debt obligations at June 30, 2017 consisted of borrowings under our $750,000 unsecured revolving credit facility, our $300,000 term loan, our $250,000 term loan, an aggregate outstanding principal amount of $660,000 of public issuances of senior unsecured notes and three secured mortgage notes that were assumed in connection with certain of our acquisitions. Our publicly issued senior unsecured notes are governed by indentures and their supplements. As noted elsewhere in this Quarterly Report on Form 10-Q, on July 20, 2017, we issued $300,000 of 4.000% senior unsecured notes due 2022. Our senior unsecured notes indentures and their supplements and the credit agreement for our revolving credit facility and our two term loans provide for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, such as, in the case of our credit agreement, a change of control of us, which includes RMR LLC ceasing to act as our business and property manager. Our senior unsecured notes indentures and their supplements and our credit agreement also contain a number of covenants which generally restrict our ability to incur debts, including debts secured by mortgages on our properties, in excess of calculated amounts, require us to maintain various financial ratios, and, in the case of our credit agreement, restrict our ability to make distributions under certain circumstances. Our mortgage notes are non-recourse, subject to certain limited exceptions, and do not contain any material financial covenants.  As of June 30, 2017, we believe we were in compliance with the terms and conditions of our respective covenants under our credit agreement and senior unsecured notes indentures and their supplements.
Neither our credit agreement nor our senior unsecured notes indentures and their supplements contain provisions for acceleration which could be triggered by our debt ratings. However, under our credit agreement our highest senior debt rating is used to determine the fees and interest rates we pay. Accordingly, if that debt rating is downgraded by certain credit rating agencies, our interest expense and related costs under our credit agreement would increase. As noted above, in June 2017, both Moody's and S&P updated our rating outlook to negative, which may imply that downgrades to our credit rating will occur unless we are successful in reorganizing our financial profile.
Our credit agreement has cross default provisions to other indebtedness that is recourse of $25,000 or more and indebtedness that is non-recourse of $50,000 or more. Similarly, our senior unsecured notes indentures and their supplements contain cross default provisions to any other debts of more than $25,000 (or up to $50,000 in certain circumstances).

Related Person Transactions
We have relationships and historical and continuing transactions with RMR LLC, RMR Inc. and others related to them. For example: we have no employees and the personnel and various services we require to operate our business are provided to us by RMR LLC pursuant to our management agreements with RMR LLC; RMR Inc. is the managing member of RMR LLC; ABP Trust, which is owned by our Managing Trustees, is the controlling shareholder of RMR Inc.; and we own shares of class A common stock of RMR Inc. We also have relationships and historical and continuing transactions with other companies to which RMR LLC provides management services and which may have trustees, directors and officers who are also trustees, directors or officers of us, RMR LLC or RMR Inc., including: SIR, of which we are the largest shareholder, owning, at June 30, 2017, approximately 27.9% of the outstanding SIR common shares; and AIC, of which we, SIR, ABP Trust and four other companies to which RMR LLC provides management services each own 14.3% and which arranges and reinsures in part a combined property insurance program for us and its six other shareholders. For further information about these and other such relationships and related person transactions, see Notes 11 and 12 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, our Annual Report, our definitive Proxy Statement for our 2017 Annual Meeting of Shareholders and our other filings with the Securities and Exchange Commission, or SEC. In addition, see the section captioned “Risk Factors” of our Annual Report for a description of risks that may arise as a result of these and other related person transactions and relationships. Our filings with the SEC and copies of certain of our agreements with these related persons, including our business and property management agreements with RMR LLC and our shareholders agreement with AIC and its six other shareholders, are available as exhibits to our filings with the SEC and accessible at the SEC’s website, www.sec.gov. We may engage in additional transactions with related persons, including businesses to which RMR LLC or its affiliates provide management services.

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

Fixed Rate Debt

At June 30, 2017, our outstanding fixed rate debt consisted of the following:

		Annual	Annual		Interest
	Principal	Interest	Interest		Payments
Debt	Balance (1)	Rate (1)	Expense (1)	Maturity	Due
Senior unsecured notes	$350,000	3.750%	$13,125	2019	Semi-annually
Senior unsecured notes	310,000	5.875%	18,213	2046	Quarterly
Mortgage note	13,815	5.877%	823	2021	Monthly
Mortgage note	8,354	7.000%	593	2019	Monthly
Mortgage note	4,578	8.150%	378	2021	Monthly
	$686,747		$33,132

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

Our $350,000 senior unsecured notes require semi-annual interest payments through maturity and our $310,000 senior unsecured notes require quarterly interest payments through maturity.  Our mortgages generally require principal and interest payments through maturity pursuant to amortization schedules.  Because these debts require interest to be paid at a fixed rate, changes in market interest rates during the term of these debts will not affect our interest obligations.  If these debts were refinanced at interest rates which are 100 basis points higher or lower than shown above, our per annum interest cost would increase or decrease, respectively, by approximately $7,087.

Changes in market interest rates would affect the fair value of our fixed rate debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt.  Based on the balances outstanding at June 30, 2017, and discounted cash flow analyses through the respective maturity dates, and assuming no other changes in factors that may affect the fair value of our fixed rate debt obligations, a hypothetical immediate 100 basis point increase in interest rates would change the fair value of those obligations by approximately $47,320.

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

As noted elsewhere in this Quarterly Report on Form 10-Q, on July 20, 2017, we issued $300,000 of 4.000% senior unsecured notes due 2022.

Floating Rate Debt

At June 30, 2017, our floating rate debt consisted of $155,000 of borrowings under our $750,000 revolving credit facility, our $300,000 term loan and our $250,000 term loan. Our revolving credit facility matures in January 2019 and, subject to the payment of an extension fee and our meeting other conditions, we have the option to extend the stated maturity by one year to January 2020. No principal repayments are required under our revolving credit facility or our term loans prior to maturity, and we can borrow, repay and reborrow funds available under our revolving credit facility, subject to conditions, at any time without penalty. Our $300,000 term loan matures on March 31, 2020. Our $250,000 term loan matures on March 31, 2022. Amounts outstanding under our term loans may be repaid without penalty at any time, but after they are repaid amounts may not be redrawn.

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

The following table presents the impact a 100 basis point increase in interest rates would have on our annual floating rate interest expense as of June 30, 2017:

	Impact of Changes in Interest Rates
	Annual	Outstanding	Total Interest	Annual Earnings
	Interest Rate (1)	Debt	Expense Per Year	Per Share Impact (2)
At June 30, 2017	2.7%	$705,000	$19,299	$0.27
100 bps increase	3.7%	$705,000	$26,447	$0.37

(1)	Weighted based on the respective interest rates and outstanding borrowings under our revolving credit facility and term loans as of June 30, 2017.

(2)	Based on the weighted average shares outstanding (diluted) for the six months ended June 30, 2017.

The following table presents the impact a 100 basis point increase in interest rates would have on our annual floating rate interest expense as of June 30, 2017 if we were fully drawn on our revolving credit facility and our term loans remained outstanding:

	Impact of Changes in Interest Rates
	Annual	Outstanding	Total Interest	Annual Earnings
	Interest Rate (1)	Debt	Expense Per Year	Per Share Impact (2)
At June 30, 2017	2.6%	$1,300,000	$34,269	$0.48
100 bps increase	3.6%	$1,300,000	$47,450	$0.67

(1)	Weighted based on the respective interest rates and outstanding borrowings under our revolving credit facility (assuming fully drawn) and our term loans as of June 30, 2017.

(2)	Based on the weighted average shares outstanding (diluted) for the six months ended June 30, 2017.

The foregoing tables show the impact of an immediate change in floating interest rates as of June 30, 2017.  If interest rates were to change gradually over time, the impact would be spread over time. Our exposure to fluctuations in floating interest rates will increase or decrease in the future with increases or decreases in the outstanding amount under our revolving credit facility, our term loans or our other floating rate debt, if any. Although we have no present plans to do so, we may in the future enter into hedge arrangements from time to time to mitigate our exposure to changes in interest rates.

Item 4.  Controls and Procedures

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Managing Trustees, President and Chief Operating Officer and Chief Financial Officer and Treasurer, of the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Managing Trustees, President and Chief Operating Officer and Chief Financial Officer and Treasurer concluded that our disclosure controls and procedures are effective.

During the second quarter of 2017, enhancements were made to our controls relating to electronic payments of funds by or for us, including by wire transfers. These enhancements include additional verification and documentation procedures to be followed prior to the initiation or approval of electronic payments. We believe these enhancements increase the ability of our and RMR LLC’s personnel to identify and block attempts by third parties to fraudulently receive electronic payments from us. Our management believes that the foregoing actions have improved our internal controls regarding the detection of fraudulent activities and the safeguarding of our assets.
Other than the actions described above, there were no changes in our internal control over financial reporting during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•
OUR EXPECTATION THAT THERE WILL BE OPPORTUNITIES FOR US TO ACQUIRE, AND THAT WE WILL ACQUIRE, ADDITIONAL PROPERTIES IN THE METROPOLITAN WASHINGTON D.C. MARKET AREA OR ELSEWHERE THAT ARE MAJORITY LEASED TO GOVERNMENT TENANTS OR GOVERNMENT CONTRACTOR TENANTS,

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

•
OUR ABILITY TO GROW OUR BUSINESS AND INCREASE DISTRIBUTIONS TO OUR SHAREHOLDERS DEPENDS IN LARGE PART UPON OUR ABILITY TO BUY PROPERTIES AND LEASE THEM FOR RENTS, LESS OUR PROPERTY OPERATING EXPENSES, THAT EXCEED OUR CAPITAL COSTS. WE MAY BE UNABLE TO IDENTIFY PROPERTIES THAT WE WANT TO ACQUIRE OR TO NEGOTIATE ACCEPTABLE PURCHASE PRICES, ACQUISITION FINANCING OR LEASE TERMS FOR NEW PROPERTIES,

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

•	RENTS THAT WE CAN CHARGE AT OUR PROPERTIES MAY DECLINE BECAUSE OF CHANGING MARKET CONDITIONS OR OTHERWISE,

•	CONTINGENCIES IN OUR ACQUISITION AND SALE AGREEMENTS MAY NOT BE SATISFIED AND OUR PENDING ACQUISITIONS AND SALES MAY NOT OCCUR, MAY BE DELAYED OR THE TERMS OF SUCH TRANSACTIONS MAY CHANGE,

•	CONTINUED AVAILABILITY OF BORROWINGS UNDER OUR REVOLVING CREDIT FACILITY IS SUBJECT TO OUR SATISFYING CERTAIN FINANCIAL COVENANTS AND OTHER CREDIT FACILITY CONDITIONS THAT WE MAY BE UNABLE TO SATISFY,

•	ACTUAL COSTS UNDER OUR REVOLVING CREDIT FACILITY OR OTHER FLOATING RATE CREDIT FACILITIES WILL BE HIGHER THAN LIBOR PLUS A PREMIUM BECAUSE OF FEES AND EXPENSES ASSOCIATED WITH SUCH FACILITIES,

•
THE INTEREST RATES PAYABLE UNDER OUR FLOATING RATE DEBT OBLIGATIONS DEPEND UPON OUR CREDIT RATINGS. BOTH MOODY'S AND S&P HAVE RECENTLY UPDATED OUR RATING OUTLOOK TO NEGATIVE WHICH MAY IMPLY THAT OUR CREDIT RATINGS MAY BE DOWNGRADED. IF OUR CREDIT RATINGS ARE DOWNGRADED, OUR BORROWING COSTS WILL INCREASE,

•
OUR ABILITY TO ACCESS DEBT CAPITAL AND THE COST OF OUR DEBT CAPITAL WILL DEPEND IN PART ON OUR CREDIT RATINGS. BOTH MOODY'S AND S&P HAVE RECENTLY UPDATED OUR RATING OUTLOOK TO NEGATIVE, WHICH MAY IMPLY THAT OUR CREDIT RATINGS MAY BE DOWNGRADED. IF OUR CREDIT RATINGS ARE DOWNGRADED, WE MAY NOT BE ABLE TO ACCESS DEBT CAPITAL OR THE DEBT CAPITAL WE CAN ACCESS MAY BE EXPENSIVE,

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

•
THE BUSINESS AND PROPERTY MANAGEMENT AGREEMENTS BETWEEN US AND RMR LLC HAVE CONTINUING 20 YEAR TERMS.  HOWEVER, THOSE AGREEMENTS PERMIT EARLY TERMINATION IN CERTAIN CIRCUMSTANCES.  ACCORDINGLY, WE CANNOT BE SURE THAT THESE AGREEMENTS WILL REMAIN IN EFFECT FOR CONTINUING 20 YEAR TERMS,

•
WE BELIEVE THAT OUR RELATIONSHIPS WITH OUR RELATED PARTIES, INCLUDING RMR LLC, RMR INC., SIR, AIC AND OTHERS AFFILIATED WITH THEM MAY BENEFIT US AND PROVIDE US WITH COMPETITIVE ADVANTAGES IN OPERATING AND GROWING OUR BUSINESS. HOWEVER, THE ADVANTAGES WE BELIEVE WE MAY REALIZE FROM THESE RELATIONSHIPS MAY NOT MATERIALIZE,

•	SIR MAY REDUCE THE AMOUNT OF ITS DISTRIBUTIONS TO ITS SHAREHOLDERS, INCLUDING US,

•	RMR INC. MAY REDUCE THE AMOUNT OF ITS DISTRIBUTION TO ITS SHAREHOLDERS, INCLUDING US,

•
WE MAY BE UNABLE TO SELL OUR SIR COMMON SHARES FOR AN AMOUNT EQUAL TO OUR CARRYING VALUE OF THOSE SHARES AND ANY SUCH SALE MAY BE AT A DISCOUNT TO MARKET PRICE BECAUSE OF THE LARGE SIZE OF OUR SIR HOLDINGS OR OTHERWISE; WE MAY REALIZE A LOSS ON OUR INVESTMENT IN OUR SIR SHARES,

•
WE CURRENTLY EXPECT TO SPEND, AS OF JUNE 30, 2017, AN ADDITIONAL $5.5 MILLION TO COMPLETE THE REDEVELOPMENT AND EXPANSION OF A PROPERTY WE OWN PRIOR TO THE COMMENCEMENT OF THE LEASE FOR THAT PROPERTY. IN ADDITION, AS OF JUNE 30 2017, WE HAVE ESTIMATED UNSPENT LEASING RELATED OBLIGATIONS OF $24.9 MILLION, EXCLUDING THE ESTIMATED DEVELOPMENT COSTS NOTED IN THE PRECEDING SENTENCE. IT IS DIFFICULT TO ACCURATELY ESTIMATE DEVELOPMENT AND TENANT SPACE PREPARATION COSTS. THIS DEVELOPMENT PROJECT AND OUR UNSPENT LEASING RELATED OBLIGATIONS MAY COST MORE OR LESS AND MAY TAKE LONGER TO COMPLETE THAN WE CURRENTLY EXPECT, AND WE MAY INCUR INCREASING AMOUNTS FOR THESE AND SIMILAR PURPOSES IN THE FUTURE,

•	WE HAVE AGREED TO ACQUIRE FPO AND EXPECT THE FPO TRANSACTION TO BE CONSUMMATED PRIOR TO DECEMBER 31, 2017. THE CONSUMMATION OF THE FPO TRANSACTION IS SUBJECT TO

CUSTOMARY CONDITIONS, INCLUDING APPROVAL BY THE HOLDERS OF AT LEAST A MAJORITY OF FPO’S OUTSTANDING COMMON SHARES. WE CANNOT BE SURE THAT SUCH CONDITIONS WILL BE SATISFIED. ACCORDINGLY, THE FPO TRANSACTION MAY NOT CLOSE PRIOR TO DECEMBER 31, 2017 OR AT ALL, OR THE TERMS OF THE FPO TRANSACTION MAY CHANGE,

•
THE APPROVAL OF THE FPO TRANSACTION BY THE HOLDERS OF AT LEAST A MAJORITY OF FPO’S OUTSTANDING COMMON SHARES MAY BE SOLICITED BY A PROXY STATEMENT WHICH MUST BE FILED WITH THE SEC. THE PROCESS OF PREPARING THE PROXY STATEMENT IS TIME CONSUMING. ACCORDINGLY, WE CANNOT BE SURE THAT THE FPO TRANSACTION WILL BE CONSUMMATED WITHIN A SPECIFIED TIME PERIOD OR AT ALL,

•
THE UNDERWRITERS HAVE PARTIALLY EXERCISED THEIR PURCHASE OPTION FOR 2,907,029 OF OUR COMMON SHARES AND THIS PURCHASE IS EXPECTED TO BE COMPLETED ON AUGUST 3, 2017. HOWEVER, THIS PURCHASE IS SUBJECT TO CONDITIONS CUSTOMARY IN TRANSACTIONS OF THIS TYPE AND THE PURCHASE MAY BE DELAYED OR MAY NOT OCCUR,

•
WE CURRENTLY EXPECT THE PROCEEDS FROM OUR RECENT COMMON SHARE AND SENIOR NOTES OFFERING TO BE USED (DIRECTLY OR INDIRECTLY BY REPAYMENTS AND DRAWINGS UNDER OUR REVOLVING CREDIT FACILITY) TO PARTIALLY FINANCE THE FPO TRANSACTION. IN THE EVENT THE FPO TRANSACTION IS NOT CONSUMMATED, WE EXPECT TO USE THE NET PROCEEDS FROM THE COMMON SHARE OFFERING FOR GENERAL BUSINESS PURPOSES. IF THE FPO TRANSACTION IS NOT CONSUMMATED ON OR PRIOR TO DECEMBER 31, 2017, OR THE MERGER AGREEMENT IS TERMINATED ON OR AT ANY TIME PRIOR TO THAT DATE, WE WILL BE REQUIRED TO REDEEM THE NOTES ISSUED PURSUANT TO OUR RECENT NOTES OFFERING AT 101% OF THE PRINCIPAL AMOUNT OUTSTANDING PLUS ACCRUED AND UNPAID INTEREST, AND

•
ENHANCEMENTS HAVE BEEN MADE TO OUR CONTROLS RELATING TO THE ELECTRONIC PAYMENTS THAT WE BELIEVE WILL REDUCE THE RISK OF OUR BECOMING A VICTIM OF FUTURE FRAUDS RELATED TO PAYMENTS OF OUR FUNDS, INCLUDING BY WIRE TRANSFERS. HOWEVER, CYBER-RELATED CRIMINAL ACTIVITIES CONTINUE TO EVOLVE AND INCREASE IN SOPHISTICATION, FREQUENCY AND SEVERITY. AS A RESULT, THE CONTROL ENHANCEMENTS THAT HAVE BEEN MADE, AND ANY ADDITIONAL ENHANCEMENTS THAT MAY BE MADE IN THE FUTURE, TO OUR CONTROLS MAY NOT BE SUCCESSFUL IN AVOIDING OUR BECOMING A VICTIM TO FUTURE CYBER-RELATED CRIMES.

CURRENTLY UNEXPECTED RESULTS COULD OCCUR DUE TO MANY DIFFERENT CIRCUMSTANCES, SOME OF WHICH ARE BEYOND OUR CONTROL, SUCH AS CHANGES IN OUR TENANTS’ NEEDS FOR LEASED SPACE, ACTS OF TERRORISM, NATURAL DISASTERS OR CHANGES IN CAPITAL MARKETS OR THE ECONOMY GENERALLY.

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

Part II.   Other Information

Item 1A.  Risk Factors

Our business faces many risks, a number of which are described under the caption “Risk Factors” in our Annual Report. The FPO Transaction, including the financing thereof, may subject us to additional risks that are described below. The risks described in our Annual Report and below may not be the only risks we face. Other risks of which we are not yet aware, or that we currently believe are not material, may also materially and adversely impact our business operations or financial results. If any of the events or circumstances described in the risk factors contained in our Annual Report or described below occurs, our business, financial condition or results of operations could be adversely impacted and the value of an investment in our securities could decline. Investors and prospective investors should consider the risks described in our Annual Report and below, and the information contained under the caption “Warning Concerning Forward Looking Statements” and elsewhere in this Quarterly Report before deciding whether to invest in our securities.

The FPO Transaction is subject to conditions that could delay or prevent its completion.

The completion of the FPO Transaction is subject to a number of conditions, including the approval of the holders of at least a majority of FPO’s outstanding common shares and the absence of a material adverse change of FPO. These conditions make the timing of the completion of the FPO Transaction, and completion of the FPO Transaction itself, uncertain. Also, either we or FPO may terminate the Merger Agreement if the FPO Transaction is not completed by December 31, 2017, except that this right to terminate the Merger Agreement will not be available to a party if that party failed to fulfill its obligations under the Merger Agreement and that failure resulted in the failure of the FPO Transaction to be timely completed.

If the FPO Transaction is not completed, we may be adversely affected as follows:

•	we will be required to pay some or all of our costs relating to the FPO Transaction, such as legal, accounting and financial advisory fees, whether or not the FPO Transaction is completed;

•
our shareholders could suffer substantial dilution from the common shares we issued pursuant to the Equity Offering or may otherwise issue in anticipation of financing a portion of the FPO Transaction’s purchase price if the FPO Transaction’s consummation is delayed or ultimately not completed, because we will be unable to realize the expected benefits of the FPO Transaction;

•	the market price of our common shares could decline to the extent that the then current market price is positively affected by a market assumption that the FPO Transaction will be completed;

•
if the FPO Transaction is not completed on or prior to December 31, 2017, or the Merger Agreement is terminated on or at any time prior to that date, we will be required to redeem any notes issued pursuant to the Notes Offering then outstanding at 101% of the principal amount thereof plus interest; and

•	the time and attention committed by our management to matters relating to the FPO Transaction could otherwise have been devoted to pursuing other opportunities.

We may be unable to realize our expected expense savings as compared to FPO on a stand alone basis.

We currently expect to realize annual general and administrative expense saving compared to FPO on a stand alone basis. Our management agreement with RMR LLC sets the fees that we pay in lieu of certain general and administrative expenses pursuant to a formula based upon the lower of our market capitalization or the historical cost of certain of our assets. Also, we may pay incentive fees to RMR LLC in certain circumstances based upon total returns realized by our shareholders compared to an index of total returns of certain other REITs. Some of these calculations will depend upon future market prices of our securities and other REITs’ securities which are beyond our control. Accordingly, the amount of annual general and administrative expense savings which we may realize, if any, cannot be precisely calculated; and, in fact we may realize more or less savings or no savings, and our annual general and administrative expenses incurred as a result of the FPO Transaction may be higher than FPO incurred or would incur on a stand alone basis.

We currently anticipate being able to realize property level cost savings at the FPO properties when the management and operations of the FPO properties are combined with our property level operations and those of other companies managed by RMR. However, we may be unable to realize these property level cost savings or our doing so may take longer than we now anticipate.

We may encounter unexpected costs and delays in the transition of business and property management functions of FPO properties to us and RMR LLC.

The FPO Transaction involves the combination of two publicly traded companies that currently operate independently. We and RMR LLC will be required to devote significant management time and attention to integrating our properties and operations with those of FPO. Unexpected difficulties or delays may arise during this integration process, including, for example, difficulties or delays in transitioning the management or financial and tax reporting functions with respect to all, or some of, the FPO properties. Similarly, we may have underestimated the costs we expect to incur in connection with leasing, operating and improving the FPO properties. Any unexpected transition and integration difficulties and any increased operating or improvement costs we encounter may reduce or delay the benefits we expect to realize from the FPO Transaction.

We may be subject to unknown or contingent liabilities related to the FPO properties for which we may have no recourse against FPO.

The FPO properties may be subject to unknown or contingent liabilities, including environmental liabilities, for which we may have no recourse against FPO. The amount of liabilities associated with the FPO properties may exceed our expectations.

In connection with the FPO Transaction, we have incurred significant additional indebtedness.

In connection with the FPO Transaction, we have incurred, and will incur, significant additional indebtedness, including the notes issued pursuant to the Notes Offering and the mortgage indebtedness on certain of the FPO properties that we expect to assume. This increased indebtedness could adversely affect us for numerous reasons, including by:

•	increasing our vulnerability to general adverse economic and business conditions;

•	limiting our ability to obtain additional financing to fund future acquisitions, working capital, capital expenditures and other general business requirements;

•
requiring the use of a substantial portion of our cash flow from operations for the payment of principal and interest on our indebtedness, thereby reducing our ability to use our cash flow to fund working capital, acquisitions, capital expenditures, distributions to our shareholders and general operating requirements; and

•	limiting our flexibility in planning for, or reacting to, changes in our business.

Our credit ratings have been adversely affected by the FPO Transaction.

Shortly after the FPO Transaction was publicly announced, both Moody's and S&P published reviews of our credit ratings and assigned negative outlooks to our ratings. These negative outlooks imply that our debt ratings may be downgraded to below "investment grade." If our credit ratings are downgraded, we may have difficulty accessing debt capital markets to meet our obligations and the costs of any debt we do obtain may be increased. For example, the interest rates we are required to pay on our revolving credit facility and our other floating rate debt obligations will increase if our debt ratings are downgraded. We intend to sell some assets, to pay certain debt, to otherwise adjust our capital structure and to take other actions which we believe may avoid any credit ratings downgrade; however, we can provide no assurance that these efforts will be successful to avoid our credit ratings being downgraded.

The pendency of the FPO Transaction could adversely affect our and FPO’s business and operations.

While the FPO Transaction is pending, some tenants or vendors may delay or defer decisions related to their business dealings with us or FPO, which could negatively impact our and FPO’s revenues, earnings, cash flows or expenses, regardless of whether the FPO Transaction is completed.

Upon completion of the FPO Transaction our concentration of properties located in the metropolitan Washington, D.C. market area will increase.

As of June 30, 2017 and March 31, 2017 (latest data available), approximately 27.3% and 82.1% of our and FPO’s annualized rental income, respectively, was received from properties located in the metropolitan Washington, D.C. market area. Accordingly, upon completion of the FPO Transaction, our exposure to changes in economic conditions in the metropolitan Washington, D.C. market area will increase.

Upon completion of the FPO Transaction, government and other investment grade rated tenants will represent a smaller portion of our annualized rental income.

As of June 30, 2017 and March 31 2017 (latest data available), government tenants and other investment grade rated tenants represented approximately 87.8% and 43.9% of our and FPO’s annualized rental income, respectively. Accordingly, upon completion of the FPO Transaction, our exposure to risks associated with investments in properties with non-governmental or non-investment grade rated tenants, including possible greater risks of tenant defaults and bankruptcies, may increase.

As a result of the FPO Transaction, we will acquire two properties that are owned by joint ventures with unrelated third parties.

As a result of the FPO Transaction, we will acquire two properties which are owned by joint ventures with unrelated third parties. Our participation in these joint ventures will subject us to risks, including the following:

•
our joint venture partners may have economic or other business interests or goals that are inconsistent with our business interests or goals and that could affect our ability to lease the joint venture owned properties, operate the properties or maintain our qualification for taxation as a REIT;

•
our joint venture partners may be subject to different laws or regulations than us, or may be structured differently than us for tax purposes, which may create conflicts of interest and disputes between us and these partners or affect our ability to maintain our qualification for taxation as a REIT;

•	we may be required to contribute additional capital if our joint venture partners fail to fund their share of any required capital contributions;

•	our ability to sell our joint venture interests on advantageous terms when we desire to do so may be limited under the terms of the applicable joint venture agreements; and

•
disagreements with our joint venture partners could result in litigation or arbitration that could be expensive and distracting to management and could delay important decisions affecting the joint venture owned properties.

If we do not complete the FPO Transaction on or prior to December 31, 2017, we will be required to redeem the notes issued pursuant to the Notes Offering.

Our ability to complete the FPO Transaction is subject to approval by the holders of at least a majority of FPO’s outstanding common shares and other conditions and contingencies, which may not be satisfied. We cannot assure you that the FPO Transaction will be consummated within the expected time or at all. If the FPO Transaction is not completed on or prior to December 31, 2017, or the Merger Agreement is terminated on or at any time prior to that date, we will be required to redeem the notes we issued in the Notes Offering at 101% of the principal amount thereof plus interest. In such circumstances, we will have incurred interest on these Notes until they are redeemed and will incur this prepayment premium without receiving any of the benefits that we expect from the FPO transaction.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer purchases of equity securities. The following table provides information about our purchases of our equity securities during the quarter ended June 30, 2017:

						Maximum
				Total Number of		Approximate Dollar
				Shares Purchased		Value of Shares that
	Number of	Average		as Part of Publicly		May Yet Be Purchased
	Shares	Price		Announced Plans		Under the Plans or
Calendar Month	Purchased (1)	Paid per Share	or Programs		Programs
May 2017	450	$21.75	$		$
June 2017	278	18.31		—		—
Total	728	$20.44		$—		$—

(1)
These common share withholdings and purchases were made to satisfy tax withholding and payment obligations of one of our trustees and of a former RMR LLC employee in connection with the vesting of awards of our common shares. We withheld and purchased these shares at their fair market value based upon the trading price of our common shares at the close of trading on Nasdaq on the purchase date.

Item 6. Exhibits

Exhibit Number	Description

Exhibit Number	Description

2.1
Agreement and Plan of Merger, dated as of June 27, 2017, among the Company, GOV NEW OPPTY REIT, GOV NEW OPPTY LP, First Potomac Realty Trust and First Potomac Realty Investment Limited Partnership. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 27, 2017.)

3.1	Composite Copy of Amended and Restated Declaration of Trust, dated June 8, 2009, as amended to date. (Filed herewith.)

3.2	Composite Copy of Amended and Restated Declaration of Trust, dated June 8, 2009, as amended to date. (marked copy) (Filed herewith.)

3.3	Amended and Restated Bylaws of the Company, adopted September 7, 2016. (Incorporated by reference to the Company’s Current Report on Form 8-K dated September 7, 2016.)

4.1	Form of Common Share Certificate. (Incorporated by reference to Amendment No. 2 to the Company’s Registration Statement on Form S-11/A, File No. 333-157455.)

4.2	Indenture, dated as of August 18, 2014, between the Company and U.S. Bank National Association. (Incorporated by reference to the Company’s Current Report on Form 8-K dated August 18, 2014.)

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

4.6	Indenture, dated as of July 20, 2017, between the Company and U.S. Bank National Association. (Incorporated by reference to the Company’s Current Report on Form 8-K dated July 20, 2017.)

4.7
Supplemental Indenture No. 1, dated as of July 20, 2017, between the Company and U.S. Bank National Association, relating to the Company’s 4.000% Senior Notes due 2022, including form thereof. (Incorporated by reference to the Company’s Current Report on Form 8-K dated July 20, 2017.)

4.8
Registration Rights and Lock-Up Agreement, dated as of June 5, 2015, among the Company, ABP Trust, Barry M. Portnoy and Adam D. Portnoy. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 5, 2015.)

10.1
Commitment Letter, dated as of June 27, 2017, by and among the Company, Citigroup Global Markets Inc., Bank of America, N.A., Morgan Stanley Bank, N.A and UBS AG, Stamford Branch. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 27, 2017.)

10.2	Summary of Trustee Compensation. (Incorporated by reference to the Company’s Current Report on Form 8-K dated May 17, 2017.)

12.1	Computation of Ratio of Earnings to Fixed Charges. (Filed herewith.)

31.1	Rule 13a-14(a) Certification. (Filed herewith.)

31.2	Rule 13a-14(a) Certification. (Filed herewith.)

31.3	Rule 13a-14(a) Certification. (Filed herewith.)

31.4	Rule 13a-14(a) Certification. (Filed herewith.)

32.1	Section 1350 Certification. (Furnished herewith.)

101.1
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements, tagged as blocks of text and in detail. (Filed herewith.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOVERNMENT PROPERTIES INCOME TRUST

By:	/s/ David M. Blackman
David M. Blackman President and Chief Operating Officer
Dated: August 1, 2017

By:	/s/ Mark L. Kleifges
Mark L. Kleifges Chief Financial Officer and Treasurer (principal financial and accounting officer)
Dated: August 1, 2017