Form 10-Q
period 2017-09-30
GOVERNMENT PROPERTIES INCOME TRUST
filed 2017-10-31
CIK 1456772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Number of registrant’s common shares of beneficial interest, $.01 par value per share, outstanding as of October 30, 2017: 99,145,921

GOVERNMENT PROPERTIES INCOME TRUST

FORM 10-Q

September 30, 2017

References in this Quarterly Report on Form 10-Q to “the Company”, “GOV”, “we”, “us” or “our” include Government Properties Income Trust and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

PART I.       Financial Information

Item 1.  Financial Statements

GOVERNMENT PROPERTIES INCOME TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)
(unaudited)

	September 30,	December 31,
	2017	2016
ASSETS
Real estate properties:
Land	$269,332	$267,855
Buildings and improvements	1,660,379	1,620,905
Total real estate properties, gross	1,929,711	1,888,760
Accumulated depreciation	(331,069)	(296,804)
Total real estate properties, net	1,598,642	1,591,956

Equity investment in Select Income REIT	475,265	487,708
Assets of discontinued operations	—	12,541
Acquired real estate leases, net	99,953	124,848
Deposit escrow for FPO acquisition	651,696	—
Cash and cash equivalents	551,707	29,941
Restricted cash	509	530
Rents receivable, net	47,461	48,458
Deferred leasing costs, net	22,250	21,079
Other assets, net	89,484	68,005
Total assets	$3,536,967	$2,385,066

LIABILITIES AND SHAREHOLDERS’ EQUITY
Unsecured revolving credit facility	$565,000	$160,000
Unsecured term loans, net	547,682	547,171
Senior unsecured notes, net	943,543	646,844
Mortgage notes payable, net	26,561	27,837
Liabilities of discontinued operations	—	45
Accounts payable and other liabilities	63,525	54,019
Due to related persons	4,297	3,520
Assumed real estate lease obligations, net	8,832	10,626
Total liabilities	2,159,440	1,450,062

Commitments and contingencies

Shareholders’ equity:
Common shares of beneficial interest, $.01 par value: 150,000,000 and 100,000,000 shares
authorized, respectively, 99,145,921 and 71,177,906 shares issued and outstanding, respectively	991	712
Additional paid in capital	1,968,249	1,473,533
Cumulative net income	126,410	96,329
Cumulative other comprehensive income	46,980	26,957
Cumulative common distributions	(765,103)	(662,527)
Total shareholders’ equity	1,377,527	935,004
Total liabilities and shareholders’ equity	$3,536,967	$2,385,066

See accompanying notes.

GOVERNMENT PROPERTIES INCOME TRUST
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(amounts in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Rental income	$70,179	$64,478	$209,362	$192,150

Expenses:
Real estate taxes	8,862	7,591	24,980	22,810
Utility expenses	5,408	5,483	14,186	13,330
Other operating expenses	14,867	13,854	44,046	40,031
Depreciation and amortization	20,781	18,404	61,949	54,713
Loss on impairment of real estate	230	—	230	—
Acquisition related costs	—	147	—	363
General and administrative	3,266	3,816	12,314	11,350
Total expenses	53,414	49,295	157,705	142,597

Operating income	16,765	15,183	51,657	49,553
Dividend income	304	304	911	667
Interest income	1,715	47	1,843	63
Interest expense (including net amortization of debt premiums and discounts
and debt issuance costs of $990, $805, $2,605 and $2,024, respectively)	(16,055)	(12,608)	(43,599)	(32,286)
(Loss) gain on early extinguishment of debt	(1,715)	—	(1,715)	104
Gain on issuance of shares by Select Income REIT	51	72	72	88
Income from continuing operations before income taxes
and equity in earnings of investees	1,065	2,998	9,169	18,189
Income tax expense	(22)	(13)	(65)	(63)
Equity in earnings of investees	9,484	8,668	20,804	28,002
Income from continuing operations	10,527	11,653	29,908	46,128
Income (loss) from discontinued operations	462	(154)	173	(429)
Income before gain on sale of property	10,989	11,499	30,081	45,699
Gain on sale of property	—	79	—	79
Net income	10,989	11,578	30,081	45,778

Other comprehensive income:
Unrealized gain on investment in available for sale securities	3,279	8,463	14,389	28,571
Equity in unrealized gain of investees	1,351	3,273	5,634	10,423
Other comprehensive income	4,630	11,736	20,023	38,994
Comprehensive income	$15,619	$23,314	$50,104	$84,772

Weighted average common shares outstanding (basic)	96,883	71,054	79,778	71,041
Weighted average common shares outstanding (diluted)	96,958	71,084	79,852	71,064

Per common share amounts (basic and diluted):
Income from continuing operations	$0.11	$0.16	$0.37	$0.65
Income (loss) from discontinued operations	$—	$—	$—	$(0.01)
Net income	$0.11	$0.16	$0.38	$0.64

See accompanying notes.

GOVERNMENT PROPERTIES INCOME TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	Nine Months Ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$30,081	$45,778
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	35,460	31,611
Net amortization of debt premiums and discounts and debt issuance costs	2,605	2,024
Gain on sale of property	—	(79)
Loss (gain) on early extinguishment of debt	1,715	(104)
Straight line rental income	(3,115)	(1,789)
Amortization of acquired real estate leases	25,592	21,948
Amortization of deferred leasing costs	2,790	2,343
Other non-cash expenses, net	352	500
Loss on impairment of real estate	230	—
Increase in carrying value of property included in discontinued operations	(619)	—
Equity in earnings of investees	(20,804)	(28,002)
Gain on issuance of shares by Select Income REIT	(72)	(88)
Distributions of earnings from Select Income REIT	18,062	25,676
Change in assets and liabilities:
Restricted cash	21	508
Deferred leasing costs	(2,846)	(7,998)
Rents receivable	3,839	(126)
Other assets	(7,045)	(1,466)
Accounts payable and accrued expenses	6,703	(150)
Due to related persons	777	1,088
Net cash provided by operating activities	93,726	91,674

CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate acquisitions and deposits	(666,202)	(83,705)
Real estate improvements	(29,377)	(23,357)
Distributions in excess of earnings from Select Income REIT	20,063	11,951
Proceeds from sale of properties, net	13,198	263
Net cash used in investing activities	(662,318)	(94,848)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of mortgage notes payable	(1,150)	(107,562)
Proceeds from issuance of senior notes, after discounts	297,954	300,235
Proceeds from issuance of common shares, net	493,936	—
Borrowings on unsecured revolving credit facility	610,000	254,000
Repayments on unsecured revolving credit facility	(205,000)	(346,000)
Payment of debt issuance costs	(2,551)	(464)
Repurchase of common shares	(255)	(312)
Distributions to common shareholders	(102,576)	(91,759)
Net cash provided by financing activities	1,090,358	8,138

Increase in cash and cash equivalents	521,766	4,964
Cash and cash equivalents at beginning of period	29,941	8,785
Cash and cash equivalents at end of period	$551,707	$13,749

Supplemental cash flow information:
Interest paid	$42,019	$32,599
Income taxes paid	$100	$94
Non-cash investing activities:
Sale of property	$—	$3,600
Mortgage note receivable related to sale of property	$—	$(3,600)

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which clarifies how companies present and classify certain cash receipts and cash payments in the statement of cash flows. ASU No. 2016-15 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We do not expect this guidance to have a material impact in our condensed consolidated financial statements and related disclosures.

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

In May 2017, the FASB issued ASU No. 2017-09, Scope of Modification Accounting, which clarifies which changes to the terms or conditions of a share based payment award are subject to the guidance on modification accounting under ASC 718. Entities would apply the modification accounting guidance unless the value, vesting requirements and classification of a share based payment award are the same immediately before and after a change to the terms or conditions of the award. ASU No. 2017-09 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We are continuing to evaluate ASU No. 2017-09; however, we do not expect its adoption to have a material impact in our condensed consolidated financial statements.

GOVERNMENT PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Note 3.    Weighted Average Common Shares

The following table provides a reconciliation of the weighted average number of common shares used in the calculation of basic and diluted earnings per share (in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2017	2016	2017	2016
Weighted average common shares for basic earnings per share	96,883	71,054	79,778	71,041
Effect of dilutive securities: unvested share awards	75	30	74	23
Weighted average common shares for diluted earnings per share	96,958	71,084	79,852	71,064

Note 4.   Real Estate Properties

As of September 30, 2017, we owned 74 properties (96 buildings), with an undepreciated carrying value of $1,929,711. We generally lease space at our properties on a gross lease or modified gross lease basis pursuant to fixed term contracts expiring between 2017 and 2034.  Our leases generally require us to pay all or some property operating expenses and to provide all or most property management services.  During the three months ended September 30, 2017, we entered into 14 leases for 436,102 rentable square feet, for a weighted (by rentable square feet) average lease term of 8.4 years and we made commitments for $7,902 of leasing related costs. During the nine months ended September 30, 2017, we entered into 42 leases for 1,084,633 rentable square feet, for a weighted (by rentable square feet) average lease term of 8.8 years and we made commitments for $12,609 of leasing related costs. As of September 30, 2017, we have estimated unspent leasing related obligations of $26,631, and we have committed to redevelop and expand an existing property prior to commencement of the lease with an estimated remaining cost to complete as of September 30, 2017 of $3,302. During the nine months ended September 30, 2017, we capitalized $328 of interest expense related to the redevelopment and expansion of that existing property.

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

Acquisition Activities

During the nine months ended September 30, 2017, we acquired an office property (one building) located in Manassas, VA with 69,374 rentable square feet.  This property was 100% leased to Prince William County on the date of acquisition.  This transaction was accounted for as an acquisition of assets. The purchase price was $12,657, including capitalized acquisition costs of $37.  Our allocation of the purchase price of this acquisition based on the estimated fair values of the acquired assets and assumed liabilities is presented in the table below.

Number
			of				Buildings	Other
Acquisition			Properties/	Square	Purchase		and	Assumed
Date	Location	Type	Buildings	Feet	Price	Land	Improvements	Assets
Jan-17	Manassas, VA	Office	1/1	69,374	$12,657	$1,562	$8,253	$2,842

In September 2017, we acquired transferable development rights that will allow us to expand a property we own in Washington, D.C. for a purchase price of $2,030, excluding acquisition costs.

FPO Acquisition

On October 2, 2017, we acquired First Potomac Realty Trust, or FPO, a Maryland REIT, pursuant to merger transactions, or collectively, the FPO Transaction, as a result of which, we acquired 39 office properties (74 buildings) with 6,454,382

GOVERNMENT PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

rentable square feet, including two properties owned by joint ventures in which we acquired FPO's 50% and 51% interests. The estimated aggregate transaction value of the FPO Transaction was $1,374,624, including $651,696 in cash consideration paid to FPO shareholders, the repayment of $483,000 of FPO debt, the assumption of $167,549 of FPO mortgage debt and an additional $82,000 of mortgage debt that encumber two joint venture properties that are 50% and 51% owned by FPO and the payment of certain transaction fees and expenses, net of FPO cash on hand. We currently expect to complete our purchase price allocation for the FPO Transaction in the fourth quarter of 2017 upon completion of third party appraisals and our analysis of acquired in place leases and building valuations.

We financed the cash payments for the FPO Transaction with borrowings under our revolving credit facility and with cash on hand, including net proceeds from our public offerings of common shares and senior unsecured notes, as described further in Notes 7 and 9.

The following table presents our pro forma results of operations for each of the nine months ended September 30, 2017 and 2016 as if the FPO Transaction and related financing activities had occurred on January 1, 2016. The historical FPO results of operations included in this pro forma financial information have been adjusted to remove the results of operations of properties and joint venture interests FPO sold since January 1, 2016. The effect of these adjustments was to decrease pro forma rental income $804 and $8,330 for the nine months ended September 30, 2017 and 2016, respectively, and to decrease (increase) net income (loss) $47,019 and ($2,458) for the nine months ended September 30, 2017 and 2016, respectively. This pro forma financial information is not necessarily indicative of what our actual results of operations would have been for the periods presented, nor does it represent the results of operations for any future period. Differences could result from numerous factors, including changes to our preliminary purchase price allocation for the FPO Transaction, future changes in our portfolio of investments, changes in interest rates, changes in our capital structure, changes in net property level operating expenses, changes in property level revenues, including rents expected to be received on our existing leases or leases we may enter into during and after 2017, and other reasons.

	Nine Months Ended September 30,
	2017	2016
Rental income	$328,255	$311,167
Net income (loss)	(4,733)	19,411
Net income (loss) per share	$(0.05)	$0.20

Disposition Activities – Continuing Operations

On October 5, 2017, we sold one vacant office property (one building) located in Albuquerque, NM with 29,045 rentable square feet and a net book value of $1,885 as of September 30, 2017 for $2,000, excluding closing costs. During the three months ended September 30, 2017, we recorded a $230 loss on impairment of real estate to reduce the carrying value of this property to its estimated fair value.

Disposition Activities – Discontinued Operations

In August 2017, we sold one vacant office property (one building) in Falls Church, VA with 164,746 rentable square feet and a net book value of $12,901 as of the date of sale for $13,523, excluding closing costs. Results of operations for this property, which qualified as held for sale prior to our adoption in 2014 of ASU No. 2014-8, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, are classified as discontinued operations in our condensed consolidated financial statements. During the three months ended September 30, 2017, we recorded an adjustment of $619 to increase the carrying value of this property to its estimated fair value less costs to sell.

GOVERNMENT PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Summarized balance sheet and income statement information for this property is as follows:

Balance Sheets

	September 30,	December 31,
	2017	2016
Real estate properties, net	$—	$12,260
Other assets	—	281
Assets of discontinued operations	$—	$12,541

Other liabilities	$—	$45
Liabilities of discontinued operations	$—	$45

Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Rental income	$4	$6	$17	$62
Real estate taxes	(40)	(27)	(88)	(73)
Utility expenses	(17)	(34)	(97)	(113)
Other operating expenses	(87)	(70)	(202)	(219)
General and administrative	(17)	(29)	(76)	(86)
Increase in carrying value of property	619	—	619	—
Income (loss) from discontinued operations	$462	$(154)	$173	$(429)

Note 5.   Revenue Recognition

We recognize rental income from operating leases that contain fixed contractual rent changes on a straight line basis over the term of the lease agreements.  Certain of our leases with government tenants provide the tenant the right to terminate before the lease expiration date if the legislature or other funding authority does not appropriate the funding necessary for the government tenant to meet its lease obligations; we have determined the fixed non-cancelable lease term of these leases to be the full term of the lease because we believe the occurrence of early terminations to be remote contingencies based on both our historical experience and our assessments of the likelihood of lease cancellation on a separate lease basis.

We increased rental income to record revenue on a straight line basis by $711 and $1,205 for the three months ended September 30, 2017 and 2016, respectively, and $3,115 and $1,789 for the nine months ended September 30, 2017 and 2016, respectively. Rents receivable include $24,801 and $21,686 of straight line rent receivables, net of allowance for doubtful accounts of $132 and $155, at September 30, 2017 and December 31, 2016, respectively.

Note 6.   Concentration

Tenant and Credit Concentration

We define annualized rental income as the annualized contractual base rents from our tenants pursuant to our lease agreements as of the measurement date, plus straight line rent adjustments and estimated recurring expense reimbursements to be paid to us, and excluding lease value amortization. The U.S. Government, 13 state governments, and four other government tenants combined were responsible for 87.5% and 92.4% of our annualized rental income as of September 30, 2017 and 2016, respectively. The U.S. Government is our largest tenant by annualized rental income and was responsible for 59.8% and 63.9% of our annualized rental income as of September 30, 2017 and 2016, respectively.

Geographic Concentration

At September 30, 2017, our 74 properties (96 buildings) were located in 31 states and the District of Columbia.  Properties located in Virginia, California, the District of Columbia, Georgia, Maryland, New York and Massachusetts were responsible for 14.8%, 14.8%, 9.5%, 8.6%, 7.0%, 6.9% and 4.9% of our annualized rental income as of September 30, 2017, respectively.

GOVERNMENT PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Note 7.   Indebtedness

Our principal debt obligations at September 30, 2017 were: (1) $565,000 of outstanding borrowings under our $750,000 unsecured revolving credit facility; (2) an aggregate outstanding principal amount of $550,000 of unsecured term loans; (3) an aggregate outstanding principal amount of $960,000 of public issuances of senior unsecured notes; and (4) $26,358 aggregate principal amount of mortgage notes.

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

Our $750,000 revolving credit facility is available for general business purposes, including acquisitions. The maturity date of our revolving credit facility is January 31, 2019 and, subject to the payment of an extension fee and meeting other conditions, we have an option to extend the stated maturity date of our revolving credit facility by one year to January 31, 2020. We can borrow, repay and reborrow funds available under our revolving credit facility until maturity and no principal repayment is due until maturity. We are required to pay interest at the rate of LIBOR plus a premium, which was 125 basis points per annum at September 30, 2017, on borrowings under our revolving credit facility.  We also pay a facility fee on the total amount of lending commitments under our revolving credit facility, which was 25 basis points per annum at September 30, 2017.  Both the interest rate premium and the facility fee are subject to adjustment based upon changes to our credit ratings.  As of September 30, 2017, the annual interest rate payable on borrowings under our revolving credit facility was 2.4% and the weighted average annual interest rate for borrowings under our revolving credit facility was 2.4% and 1.7% for the three months ended September 30, 2017 and 2016, respectively, and 2.2% and 1.7% for the nine months ended September 30, 2017 and 2016, respectively.  As of September 30, 2017 and October 30, 2017, we had $565,000 and $545,000 outstanding under our revolving credit facility, respectively.

Our $300,000 term loan, which matures on March 31, 2020, is prepayable without penalty at any time. We are required to pay interest at the rate of LIBOR plus a premium, which was 140 basis points per annum at September 30, 2017, on the amount outstanding under our $300,000 term loan. The interest rate premium is subject to adjustment based upon changes to our credit ratings.  As of September 30, 2017, the annual interest rate for the amount outstanding under our $300,000 term loan was 2.6%. The weighted average annual interest rate under our $300,000 term loan was 2.6% and 1.9% for the three months ended September 30, 2017 and 2016, respectively, and 2.4% and 1.9% for the nine months ended September 30, 2017 and 2016, respectively.

Our $250,000 term loan, which matures on March 31, 2022, is prepayable without penalty at any time. We are required to pay interest at the rate of LIBOR plus a premium, which was 180 basis points per annum as of September 30, 2017, on the amount outstanding under our $250,000 term loan.  The interest rate premium is subject to adjustment based upon changes to our credit ratings. As of September 30, 2017, the annual interest rate for the amount outstanding under our $250,000 term loan was 3.0%.  The weighted average annual interest rate under our $250,000 term loan was 3.0% and 2.3%, respectively, for the three months ended September 30, 2017 and 2016 and 2.8% and 2.3% for the nine months ended September 30, 2017 and 2016, respectively.

Our credit agreement and senior notes indentures and their supplements provide for acceleration of payment of all amounts due thereunder upon the occurrence and continuation of certain events of default, such as, in the case of our credit agreement, a change of control of us, which includes The RMR Group LLC, or RMR LLC, ceasing to act as our business and property manager.  Our credit agreement and our senior notes indentures and their supplements also contain a number of covenants, including covenants that restrict our ability to incur debts, require us to maintain certain financial ratios and, in the case of our credit agreement, restrict our ability to make distributions under certain circumstances.  We believe we were in compliance with the terms and conditions of the respective covenants under our credit agreement and senior notes indentures and their supplements at September 30, 2017.

On July 20, 2017, we issued $300,000 of 4.000% senior unsecured notes due 2022 in an underwritten public offering. The net proceeds from this offering of $295,403, after payment of the underwriters' discount and other offering expenses, were used to finance, in part, the FPO Transaction.

GOVERNMENT PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Concurrently with our entering into the FPO merger agreement, we entered a commitment letter with a group of institutional lenders for a 364-day senior unsecured bridge loan facility in an initial aggregate principal amount of up to $750,000. On July 20, 2017, we and the lenders terminated this commitment letter and bridge loan facility as a result of our issuance of the senior unsecured notes described above and the proceeds from the sale of our common shares in July 2017 (see Note 9 for more information regarding this sale), and we recognized a loss on extinguishment of debt of $1,715.

At September 30, 2017, three of our properties (three buildings) with an aggregate net book value of $50,031 were encumbered by three mortgages with an aggregate principal balance of $26,358. These mortgage notes are non-recourse, subject to certain limited exceptions and do not contain any material financial covenants.

As described in Note 4, in connection with the FPO Transaction we assumed five mortgage notes with an aggregate principal balance of $167,549. These mortgage notes are secured by five properties (five buildings). In connection with the FPO Transaction we also assumed two mortgage notes with an aggregate principal balance of $82,000, which are secured by two properties owned by joint ventures in which we acquired FPO's 50% and 51% interests.

Note 8.   Fair Value of Assets and Liabilities

The table below presents certain of our assets measured at fair value at September 30, 2017, categorized by the level of inputs, as defined in the fair value hierarchy under GAAP, used in the valuation of each asset:

		Fair Value at Reporting Date Using
		Quoted Prices in		Significant
	Estimated	Active Markets for	Significant Other	Unobservable
	Fair	Identical Assets	Observable Inputs	Inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)
Recurring Fair Value Measurements Assets:
Investment in RMR Inc. (1)	$62,351	$62,351	$—	$—
Non-Recurring Fair Value Measurements Assets:
One property (2)	$1,885	$—	$1,885	$—

(1)
Our 1,214,225 shares of class A common stock of The RMR Group Inc., or RMR Inc., which are included in other assets in our condensed consolidated balance sheets, are reported at fair value which is based on quoted market prices (Level 1 inputs as defined in the fair value hierarchy under GAAP).  Our historical cost basis for these shares is $26,888 as of September 30, 2017.  The net unrealized gain of $35,463 for these shares as of September 30, 2017 is included in cumulative other comprehensive income in our condensed consolidated balance sheets.

(2)
We estimated the fair value of this property at September 30, 2017 based upon the selling price agreed to with a third party (Level 2 inputs as defined in the fair value hierarchy under GAAP). See Note 4 for further details.

GOVERNMENT PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

In addition to the assets described in the table above, our financial instruments include cash and cash equivalents, restricted cash, rents receivable, mortgage notes receivable, accounts payable, our revolving credit facility, term loans, senior unsecured notes, mortgage notes payable, amounts due to related persons, other accrued expenses and security deposits.  At September 30, 2017 and December 31, 2016, the fair values of our financial instruments approximated their carrying values in our condensed consolidated financial statements due to their short term nature or variable interest rates, except as follows:

	As of September 30, 2017		As of December 31, 2016
	Carrying Amount (1)	Fair Value	Carrying Amount (1)	Fair Value
Senior unsecured notes, 3.75% interest rate, due in 2019	$347,810	$357,625	$346,952	$354,078
Senior unsecured notes, 4.000% interest rate, due in 2022	295,587	302,655	—	—
Senior unsecured notes, 5.875% interest rate, due in 2046	300,146	325,500	299,892	292,268
Mortgage note payable, 5.88% interest rate, due in 2021 (2)	13,677	14,388	13,841	14,492
Mortgage note payable, 7.00% interest rate, due in 2019 (2)	8,490	8,739	8,778	9,188
Mortgage note payable, 8.15% interest rate, due in 2021 (2)	4,394	4,665	5,218	5,575
	$970,104	$1,013,572	$674,681	$675,601

(1)	Carrying amount includes certain unamortized debt issuance costs and unamortized premiums and discounts.

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

We estimated the fair value of our senior unsecured notes due 2019 and due 2022 using an average of the bid and ask price of the notes as of the measurement date (Level 2 inputs as defined in the fair value hierarchy under GAAP). We estimated the fair value of our senior unsecured notes due 2046 based on the closing price on The Nasdaq Stock Market LLC, or Nasdaq, (Level 1 inputs as defined in the fair value hierarchy under GAAP) as of the measurement date. We estimated the fair values of our mortgage notes payable by using discounted cash flow analyses and currently prevailing market terms as of the measurement date (Level 3 inputs as defined in the fair value hierarchy under GAAP).  Because Level 3 inputs are unobservable, our estimated fair value may differ materially from the actual fair value.

Note 9.   Shareholders’ Equity

Distributions

On February 23, 2017, we paid a regular quarterly distribution to common shareholders of record on January 23, 2017 of $0.43 per share, or $30,606. On May 22, 2017, we paid a regular quarterly distribution to common shareholders of record on April 21, 2017 of $0.43 per share, or $30,606. On August 21, 2017, we paid a regular quarterly distribution to common shareholders of record on July 24, 2017 of $0.43 per share, or $41,364. On October 12, 2017, we declared a regular quarterly distribution payable to common shareholders of record on October 23, 2017 of $0.43 per share, or $42,633. We expect to pay this distribution on or about November 20, 2017 using cash on hand and borrowings under our revolving credit facility.

Sale of Shares

On July 5, 2017, we sold 25,000,000 of our common shares at a price of $18.50 per share in an underwritten public offering. On August 3, 2017, we sold 2,907,029 of our common shares at a price of $18.50 per share pursuant to an overallotment option granted to the underwriters for the July offering. The aggregate net proceeds from these sales were $493,936, after payment of the underwriters' discount and other offering expenses.

Share Grants and Purchases

On May 17, 2017, we granted 3,000 of our common shares, valued at $21.75 per share, the closing price of our common shares on the Nasdaq on that day, to each of our six Trustees as part of their annual compensation.

GOVERNMENT PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

On May 17, 2017, we withheld 450 of our common shares awarded to one of our Trustees to fund that Trustee's resulting minimum required tax withholding obligation. The aggregate value of the withheld shares was $10, which is reflected as a decrease to shareholders' equity in our condensed consolidated balance sheets.

On June 30, 2017, we purchased 278 of our common shares valued at $18.31 per share, the closing price of our common shares on the Nasdaq on that day, from a former employee of RMR LLC in satisfaction of tax withholding and payment obligations in connection with vesting of awards of our common shares.

On September 14, 2017, we granted an aggregate of 57,350 of our common shares to our officers and certain other employees of RMR LLC, valued at $18.61 per share, the closing price of our common shares on the Nasdaq on that day.

On September 19, 2017, we purchased an aggregate of 13,636 of our common shares valued at $18.30 per share, the closing price of our common shares on the Nasdaq on that day, from our officers and certain other employees of RMR LLC in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of our common shares.

Cumulative Other Comprehensive Income

Cumulative other comprehensive income represents the unrealized gain on the RMR Inc. shares we own and our share of the comprehensive income of our equity method investees, Select Income REIT, or SIR, and Affiliates Insurance Company, or AIC. The following table presents changes in the amounts we recognized in cumulative other comprehensive income by component for the three and nine months ended September 30, 2017:

	Three Months Ended September 30, 2017
	Unrealized Gain	Equity in
	on Investment	Unrealized Gain
	in Available for	of
	Sale Securities	Investees	Total
Balance at June 30, 2017	$32,184	$10,166	$42,350
Other comprehensive income before reclassifications	3,279	1,355	4,634
Amounts reclassified from cumulative other comprehensive loss to net income (1)	—	(4)	(4)
Net current period other comprehensive income	3,279	1,351	4,630
Balance at September 30, 2017	$35,463	$11,517	$46,980

	Nine Months Ended September 30, 2017
	Unrealized Gain	Equity in
	on Investment	Unrealized Gain
	in Available for	of
	Sale Securities	Investees	Total
December 31, 2016	$21,074	$5,883	$26,957
Other comprehensive income before reclassifications	14,389	5,626	20,015
Amounts reclassified from cumulative other comprehensive income to net income (1)	—	8	8
Net current period other comprehensive income	14,389	5,634	20,023
Balance at September 30, 2017	$35,463	$11,517	$46,980

(1)	Amounts reclassified from cumulative other comprehensive income (loss) are included in equity in earnings of investees in our condensed consolidated statements of comprehensive income.

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

Pursuant to our business management agreement with RMR LLC, we recognized net business management fees of $1,891 and $2,572 for the three months ended September 30, 2017 and 2016, respectively, and $8,241 and $7,614 for the nine months ended September 30, 2017 and 2016, respectively. As of September 30, 2017, no annual incentive fees were estimated, based on our common share total return, as defined, as of September 30, 2017, to be payable to RMR LLC for 2017. The business management fee for the three months ended September 30, 2017 includes the reversal of $893 of estimated incentive fees accrued as of June 30, 2017. The actual amount of annual incentive fees payable to RMR LLC for 2017, if any, will be based on our common share total return, as defined, for the three year period ending December 31, 2017, and will be payable in 2018. The net business management fees we recognized are included in general and administrative expenses in our condensed consolidated statements of comprehensive income.

Pursuant to our property management agreement with RMR LLC, we recognized aggregate net property management and construction supervision fees of $2,338 and $2,249 for the three months ended September 30, 2017 and 2016, respectively, and $7,371 and $6,636 for the nine months ended September 30, 2017 and 2016, respectively. These amounts are included in other operating expenses or have been capitalized, as appropriate, in our condensed consolidated financial statements.

We are generally responsible for all of our operating expenses, including certain expenses incurred by RMR LLC on our behalf. Our property level operating expenses, including certain payroll and related costs incurred by RMR LLC, are generally incorporated into rents charged to our tenants. We reimbursed RMR LLC $3,436 and $3,221 for property management related expenses for the three months ended September 30, 2017 and 2016, respectively, and $10,482 and $9,132 for the nine months ended September 30, 2017 and 2016, respectively, which amounts are included in other operating expenses in our condensed consolidated statements of comprehensive income. In addition, we are responsible for our share of RMR LLC’s costs for providing our internal audit function. The amount recognized as expense for internal audit costs was $67 and $34 for the three months ended September 30, 2017 and 2016, respectively, and $202 and $168 for the nine months ended September 30, 2017 and 2016, respectively. We include these amounts in general and administrative expenses in our condensed consolidated statements of comprehensive income.

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

Our Manager, RMR LLC. See Note 10 for further information regarding our management agreements with RMR LLC.
We have historically granted share awards to certain RMR LLC employees under our equity compensation plans. In September 2017 and 2016, we granted annual share awards of 57,350 and 53,400 of our common shares, respectively, to our officers and to other employees of RMR LLC. In September 2017 and 2016, we purchased 13,636 and 13,209 of our common shares, respectively, at the closing price of our common shares on the Nasdaq on the date of purchase from our officers and other employees of RMR LLC in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of our common shares. We include amounts recognized as expense for share awards to RMR LLC employees in general and administrative expenses in our condensed consolidated statements of comprehensive income.
RMR Inc. RMR LLC is a subsidiary of RMR Inc. and RMR Inc. is the managing member of RMR LLC. The controlling shareholder of RMR Inc., ABP Trust, is owned by our Managing Trustees. As of September 30, 2017, we owned 1,214,225 shares of class A common stock of RMR Inc. See Note 8 for further information regarding our investment in RMR Inc.

SIR.  As of September 30, 2017, we owned 24,918,421 of SIR's common shares, or approximately 27.8% of its outstanding common shares.  Our Managing Trustees also serve as managing trustees of SIR, our President and Chief Operating Officer and

GOVERNMENT PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

one of our Independent Trustees also serves as the president and chief operating officer and an independent trustee of SIR, respectively. RMR LLC provides management services to SIR and us. See Note 12 for further information regarding our investment in SIR.
AIC. We, SIR, ABP Trust and four other companies to which RMR LLC provides management services currently own AIC, an Indiana insurance company, in equal amounts. We and the other AIC shareholders participate in a combined property insurance program arranged and reinsured in part by AIC. We paid aggregate annual premiums, including taxes and fees, of approximately $757 in connection with this insurance program for the policy year ending June 30, 2018, which amount may be adjusted from time to time as we acquire and dispose of properties that are included in this insurance program.
As of September 30, 2017 and December 31, 2016, our investment in AIC had a carrying value of $8,064 and $7,235, respectively. These amounts are included in other assets in our condensed consolidated balance sheets. We recognized income related to our investment in AIC, which amounts are presented as equity in earnings of investees in our condensed consolidated statements of comprehensive income. Our other comprehensive income includes our proportionate part of unrealized gains on securities which are owned and held for sale by AIC.

For further information about these and other such relationships and certain other related person transactions, please refer to our Annual Report.

Note 12.   Equity Investment in Select Income REIT

As described in Note 11, as of September 30, 2017, we owned 24,918,421, or approximately 27.8%, of the then outstanding SIR common shares.  SIR is a REIT which owns properties that are primarily leased to single tenants.

We account for our investment in SIR under the equity method.  Under the equity method, we record our proportionate share of SIR’s net income as equity in earnings of an investee in our condensed consolidated statements of comprehensive income.  We recorded $9,453 and $8,655 of equity in the earnings of SIR for the three months ended September 30, 2017 and 2016, respectively, and $20,271 and $27,895 of equity in the earnings of SIR for the nine months ended September 30, 2017 and 2016, respectively. Our other comprehensive income includes our proportionate share of SIR’s unrealized gains of $1,236 and $3,192 for the three months ended September 30, 2017 and 2016, respectively, and $5,339 and $10,248 for the nine months ended September 30, 2017 and 2016, respectively.

The adjusted GAAP cost basis of our investments in SIR was less than our proportionate share of SIR’s total shareholders’ equity book value on the dates we acquired the shares. As of September 30, 2017, our remaining basis difference was $87,976 and, as required under GAAP, we are accreting this basis difference to earnings over the estimated remaining useful lives of certain real estate assets and intangible assets and liabilities owned by SIR. This accretion increased our equity in the earnings of SIR by $736 and $740 for the three months ended September 30, 2017 and 2016, respectively, and $2,209 and $2,219 for the nine months ended September 30, 2017 and 2016, respectively.

As of September 30, 2017, our investment in SIR had a carrying value of $475,265 and a market value, based on the closing price of SIR common shares on the Nasdaq on September 30, 2017, of $583,589. We periodically evaluate our equity investment in SIR for possible indicators of other than temporary impairment whenever events or changes in circumstances indicate the carrying amount of the investment might not be recoverable.  These indicators may include the length of time the market value of our investment is below our cost basis, the financial condition of SIR, our intent and ability to be a long term holder of the investment and other considerations.  If the decline in fair value is judged to be other than temporary, we may record an impairment charge to adjust the basis of the investment to its fair value.

We received cash distributions from SIR totaling $12,708 during each of the three months ended September 30, 2017 and 2016 and $38,125 and $37,627 during the nine months ended September 30, 2017 and 2016, respectively.

GOVERNMENT PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

The following are summarized financial data of SIR as reported in SIR’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, or the SIR Quarterly Report. References in our condensed consolidated financial statements to the SIR Quarterly Report are included as references to the source of the data only, and the information in the SIR Quarterly Report is not incorporated by reference into our condensed consolidated financial statements.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2017	2016
Real estate properties, net	$3,922,568	$3,899,792
Acquired real estate leases, net	493,780	506,298
Properties held for sale	5,829	—
Cash and cash equivalents	18,155	22,127
Rents receivable, net	122,292	124,089
Other assets, net	114,771	87,376
Total assets	$4,677,395	$4,639,682

Unsecured revolving credit facility	$102,000	$327,000
Unsecured term loan, net	348,746	348,373
Senior unsecured notes, net	1,776,087	1,430,300
Mortgage notes payable, net	227,772	245,643
Assumed real estate lease obligations, net	70,989	77,622
Other liabilities	129,502	136,782
Shareholders' equity	2,022,299	2,073,962
Total liabilities and shareholders' equity	$4,677,395	$4,639,682

GOVERNMENT PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Condensed Consolidated Statements of Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Rental income	$98,635	$96,037	$293,020	$290,512
Tenant reimbursements and other income	19,379	18,999	57,158	56,660
Total revenues	118,014	115,036	350,178	347,172

Real estate taxes	11,489	10,755	33,168	31,565
Other operating expenses	14,649	14,394	41,039	39,987
Depreciation and amortization	34,713	33,366	102,770	100,240
Acquisition related costs	—	13	—	71
General and administrative	1,589	7,553	24,658	21,903
Write-off of straight line rents receivable, net	—	—	12,517	—
Loss on asset impairment	—	—	4,047	—
Loss on impairment of real estate assets	—	—	229	—
Total expenses	62,440	66,081	218,428	193,766
Operating income	55,574	48,955	131,750	153,406

Dividend income	397	397	1,190	872
Interest expense	(24,383)	(20,690)	(68,278)	(61,883)
Income before income tax expense and equity in earnings of an investee	31,588	28,662	64,662	92,395
Income tax expense	(177)	(107)	(364)	(370)
Equity in earnings of an investee	31	13	533	107
Net income	31,442	28,568	64,831	92,132
Net income allocated to noncontrolling interest	—	—	—	(33)
Net income attributed to SIR	$31,442	$28,568	$64,831	$92,099

Weighted average common shares outstanding (basic)	89,355	89,308	89,341	89,295
Weighted average common shares outstanding (diluted)	$89,379	$89,334	$89,364	$89,318
Net income attributed to SIR per common share (basic and diluted)	$0.35	$0.32	$0.73	$1.03

GOVERNMENT PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Note 13.   Segment Information

We operate in two separate reportable business segments: direct ownership of real estate properties and our equity method investment in SIR.

	Three Months Ended September 30, 2017
	Investment	Investment
	in Real Estate	in SIR	Corporate	Consolidated
Rental income	$70,179	$—	$—	$70,179

Expenses:
Real estate taxes	8,862	—	—	8,862
Utility expenses	5,408	—	—	5,408
Other operating expenses	14,867	—	—	14,867
Depreciation and amortization	20,781	—	—	20,781
Loss on impairment of real estate	230	—	—	230
General and administrative	—	—	3,266	3,266
Total expenses	50,148	—	3,266	53,414

Operating income (loss)	20,031	—	(3,266)	16,765
Dividend income	—	—	304	304
Interest income	54	—	1,661	1,715
Interest expense	(401)	—	(15,654)	(16,055)
Loss on early extinguishment of debt	—		(1,715)	(1,715)
Gain on issuance of shares by Select Income REIT	—	51	—	51
Income (loss) from continuing operations before
income taxes and equity in earnings of investees	19,684	51	(18,670)	1,065
Income tax expense	—	—	(22)	(22)
Equity in earnings of investees	—	9,453	31	9,484
Income (loss) from continuing operations	19,684	9,504	(18,661)	10,527
Income from discontinued operations	462	—	—	462
Net income (loss)	$20,146	$9,504	$(18,661)	$10,989

GOVERNMENT PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

	Nine Months Ended September 30, 2017
	Investment	Investment
	in Real Estate	in SIR	Corporate	Consolidated
Rental income	$209,362	$—	$—	$209,362

Expenses:
Real estate taxes	24,980	—	—	24,980
Utility expenses	14,186	—	—	14,186
Other operating expenses	44,046	—	—	44,046
Depreciation and amortization	61,949	—	—	61,949
Loss on impairment of real estate	230	—	—	230
General and administrative	—	—	12,314	12,314
Total expenses	145,391	—	12,314	157,705

Operating income (loss)	63,971	—	(12,314)	51,657
Dividend income	—	—	911	911
Interest income	148	—	1,695	1,843
Interest expense	(1,238)	—	(42,361)	(43,599)
Loss on early extinguishment of debt	(1,715)	—	—	(1,715)
Gain on issuance of shares by Select Income REIT	—	72	—	72
Income (loss) from continuing operations before income taxes and
equity in earnings of investees	61,166	72	(52,069)	9,169
Income tax expense	—	—	(65)	(65)
Equity in earnings of investees	—	20,271	533	20,804
Income (loss) from continuing operations	61,166	20,343	(51,601)	29,908
Income from discontinued operations	173	—	—	173
Net income (loss)	$61,339	$20,343	$(51,601)	$30,081

	As of September 30, 2017
	Investment	Investment
	in Real Estate	in SIR	Corporate	Consolidated
Total Assets	$1,780,753	$475,265	$1,280,949	$3,536,967

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

OVERVIEW (dollars in thousands, except per share data)

We are a real estate investment trust, or REIT, organized under Maryland law. As of September 30, 2017, we owned 74 properties (96 buildings) located in 31 states and the District of Columbia that contain approximately 11.5 million rentable square feet, of which 57.8% was leased to the U.S. Government, 21.8% was leased to 13 state governments, 3.2% was leased to four other government tenants, 3.6% was leased to government contractor tenants, 8.6% was leased to various other non-governmental organizations and 5.0% was available for lease as of September 30, 2017. The U.S. Government, 13 state governments and four other government tenants combined were responsible for 87.5% and 92.4% of our annualized rental income as of September 30, 2017 and 2016, respectively. The term annualized rental income as used herein is defined as the annualized contractual base rents from our tenants pursuant to our lease agreements as of the measurement date, plus straight line rent adjustments and estimated recurring expense reimbursements to be paid to us, and excluding lease value amortization.

On October 2, 2017, we completed our acquisition of First Potomac Realty Trust, or FPO, a Maryland REIT, pursuant to a definitive Agreement and Plan of Merger, by and among us and certain of our subsidiaries and FPO and its operating partnership, or the FPO Transaction, pursuant to which we acquired 39 office properties (74 buildings) with 6,454,382 rentable square feet, including two properties owned by joint ventures in which we acquired FPO's 50% and 51% interests. The estimated aggregate transaction value of the FPO Transaction was approximately $1,374,624, including $651,696 in cash consideration paid to FPO shareholders, the repayment of $483,000 of FPO debt, the assumption of $167,549 of FPO mortgage debt and an additional $82,000 of mortgage debt that encumbers the two joint venture properties which are 50% and 51% owned by FPO, as well as the payment of certain transaction fees and expenses, net of FPO cash on hand. We currently expect to complete our purchase price allocation for the FPO Transaction in the fourth quarter of 2017 upon completion of third party appraisals and our analysis of acquired in place leases and building valuations.

We financed the cash portion of the FPO Transaction consideration with borrowings under our revolving credit facility and with cash on hand, which included net proceeds from our public offerings of common shares and notes, as described further in Notes 7 and 9 to our condensed consolidated financial statements.

The FPO Transaction significantly increased our property portfolio. Giving effect to the completion of the FPO Transaction, we owned113 properties (170 buildings) that contain approximately 18.0 million square feet, including two properties owned by joint ventures in which we acquired FPO's 50% and 51% interests. Because the FPO Transaction was completed after the end of the 2017 third fiscal quarter, our results of operations for the three and nine months ending September 30, 2017 and 2016 do not include the properties and joint venture interests we acquired as part of the FPO Transaction. See "Acquisition and Disposition Activities" below for additional information related to the FPO Transaction.

As of September 30, 2017, we owned 24,918,421 common shares, or approximately 27.8% of the then outstanding common shares, of Select Income REIT, or SIR. SIR is a REIT which owns properties that are primarily leased to single tenants.  See Notes 11 and 12 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information regarding our investment in SIR. We account for our investment in SIR under the equity method.

Property Operations

As of September 30, 2017, 95.0% of our rentable square feet was leased, compared to 95.0% of our rentable square feet as of September 30, 2016, which excludes one property (one building) classified as discontinued operations which was sold on August 31, 2017.  Occupancy data for our properties as of September 30, 2017 and 2016 is as follows (square feet in thousands):

			Comparable
	All Properties (1)		Properties (2)
	September 30,		September 30,
	2017	2016	2017	2016
Total properties	74	71	70	70
Total buildings	96	91	90	90
Total square feet (3)	11,517	10,950	10,617	10,612
Percent leased (4)	95.0%	95.0%	95.0%	95.2%

(1)	Based on properties we owned on September 30, 2017 and 2016, respectively, and excludes one property (one building) classified as discontinued operations which was sold on August 31, 2017.

(2)
Based on properties we owned on September 30, 2017 and which we owned continuously since January 1, 2016. Our comparable properties decreased from 71 properties (91 buildings) at September 30, 2016 as a result of the sale of one property (one building) in July 2016.

(3)	Subject to changes when space is re-measured or re-configured for tenants.

(4)
Percent leased includes (i) space being fitted out for tenant occupancy pursuant to our lease agreements, if any, and (ii) space which is leased, but is not occupied or is being offered for sublease by tenants, if any, as of the measurement date.

The average annualized effective rental rate per square foot for our properties for the three and nine months ended September 30, 2017 and 2016 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Average annualized effective rental rate per square foot (1):
All properties (2)	$25.89	$25.31	$25.74	$25.15
Comparable properties (3)	$25.68	$25.32	$25.30	$24.95

(1)
Average annualized effective rental rate per square foot represents annualized total rental income during the period specified divided by the average rentable square feet leased during the period specified. Excludes one property (one building) classified as discontinued operations which was sold on August 31, 2017.

(2)	Based on properties we owned on September 30, 2017 and 2016, respectively, and excludes one property (one building) classified as discontinued operations which was sold on August 31, 2017.

(3)	Based on properties we owned on September 30, 2017 and which we owned continuously since July 1, 2016 and January 1, 2016, respectively.

During the three and nine months ended September 30, 2017, changes in rentable square feet leased and available for lease at our properties, excluding one property (one building) classified as discontinued operations which was sold on August 31, 2017, were as follows:

	Three Months Ended September 30, 2017			Nine Months Ended September 30, 2017
		Available			Available
	Leased (1)	for Lease	Total	Leased (1)	for Lease	Total
Beginning of period	10,937,046	578,941	11,515,987	10,881,289	561,224	11,442,513
Changes resulting from:
Acquisition of properties	—	—	—	69,374	—	69,374
Lease expirations	(426,847)	426,847	—	(1,088,995)	1,088,995	—
Lease renewals (2)	416,660	(416,660)	—	1,000,878	(1,000,878)	—
New leases (2)	19,442	(19,442)	—	83,755	(83,755)	—
Re-measurements (3)	—	864	864	—	4,964	4,964
End of period	10,946,301	570,550	11,516,851	10,946,301	570,550	11,516,851

(1)	Rentable square footage excludes an expansion being constructed at an existing property we own prior to the commencement of the lease.

(2)	Based on leases entered into during the three and nine months ended September 30, 2017.

(3)	Rentable square feet is subject to changes when space is re-measured or re-configured for tenants.

Leases at our properties totaling 426,847 and 1,088,995 rentable square feet expired during the three and nine months ended September 30, 2017, respectively. During the three and nine months ended September 30, 2017, we entered into leases totaling 436,102 and 1,084,633 rentable square feet, including lease renewals of 416,660 and 1,000,878 rentable square feet, respectively.  The weighted (by rentable square feet) average rental rates for leases of 393,158 and 953,444 rentable square feet entered into with government tenants during the three and nine months ended September 30, 2017 increased by 0.2% and 4.0%, respectively, when compared to the weighted (by rentable square feet) average prior rents for the same space. The weighted (by rentable square feet) average rental rates for leases of 42,944 and 131,189 rentable square feet entered into with non-government tenants during the three and nine months ended September 30, 2017 decreased by 11.1% and increased by 0.7%, respectively, when compared to the weighted (by rentable square feet) average rental rates previously charged for the same space.

During the three and nine months ended September 30, 2017, changes in effective rental rates per square foot achieved for new leases and lease renewals that commenced during the three and nine months ended September 30, 2017, when compared to prior effective rental rates per square foot in effect for the same space (and excluding space acquired vacant), were as follows:

	Three Months Ended September 30, 2017			Nine Months Ended September 30, 2017
	Old Effective	New Effective		Old Effective	New Effective
	Rent Per	Rent Per	Rentable	Rent Per	Rent Per	Rentable
	Square Foot (1)	Square Foot (1)	Square Feet	Square Foot (1)	Square Foot (1)	Square Feet
New leases	$—	$—	—	$22.67	$22.98	97,797
Lease renewals	$22.74	$23.25	17,442	$13.65	$15.25	578,330
Total leasing activity	$22.74	$23.25	17,442	$14.95	$16.36	676,127

(1)
Effective rental rate includes contractual base rents from our tenants pursuant to our lease agreements, plus straight line rent adjustments and estimated expense reimbursements to be paid to us, and excluding lease value amortization.

During the three and nine months ended September 30, 2017, commitments made for expenditures, such as tenant improvements and leasing costs, in connection with leasing space at our properties were as follows:

	Government	Non-Government
Three Months Ended September 30, 2017	Leases	Leases	Total
Rentable square feet leased during the period	393,158	42,944	436,102
Tenant leasing costs and concession commitments (1) (in thousands)	$6,629	$1,273	$7,902
Tenant leasing costs and concession commitments per rentable square foot (1)	$16.86	$29.64	$18.12
Weighted (by square feet) average lease term (years)	8.5	7.2	8.4
Total leasing costs and concession commitments per rentable square foot per year (1)	$1.98	$4.10	$2.16

	Government	Non-Government
Nine Months Ended September 30,2017	Leases	Leases	Total
Rentable square feet leased during the period	953,444	131,189	1,084,633
Tenant leasing costs and concession commitments (1) (in thousands)	$9,120	$3,489	$12,609
Tenant leasing costs and concession commitments per rentable square foot (1)	$9.57	$26.59	$11.62
Weighted (by square feet) average lease term (years)	9.2	5.6	8.8
Total leasing costs and concession commitments per rentable square foot per year (1)	$1.04	$4.77	$1.32

(1)	Includes commitments made for leasing expenditures and concessions, such as tenant improvements, leasing commissions, tenant reimbursements and free rent.

During the three and nine months ended September 30, 2017 and 2016, amounts capitalized at our properties for tenant improvements, leasing costs, building improvements and development and redevelopment activities were as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Tenant improvements (1)	$3,213	$5,636	$6,692	$12,306
Leasing costs (2)	$1,993	$655	$4,051	$8,002
Building improvements (3)	$2,640	$3,009	$8,883	$8,691
Development, redevelopment and other activities (4)	$3,132	$1,292	$16,362	$4,221

(1)	Tenant improvements include capital expenditures used to improve tenants’ space or amounts paid directly to tenants to improve their space.

(2)	Leasing costs include leasing related costs, such as brokerage commissions and other tenant inducements.

(3)	Building improvements generally include expenditures to replace obsolete building components and expenditures that extend the useful life of existing assets.

(4)
Development, redevelopment and other activities generally include (i) capital expenditures that are identified at the time of a property acquisition and incurred within a short time period after acquiring the property, and (ii) capital expenditure projects that reposition a property or result in new sources of revenue.

As of September 30, 2017, we have estimated unspent leasing related obligations of $26,631 and have committed to redevelop and expand an existing property prior to commencement of the lease with an estimated remaining cost to complete as of September 30, 2017 of $3,302.

We believe that current government budgetary pressures have resulted in a decrease in government employment, government tenants reducing their space utilization per employee and consolidation of government tenants into existing government owned properties, thereby reducing the demand for government leased space. Our historical experience with respect to properties of the type we own that are majority leased to government tenants has been that government tenants frequently renew leases to avoid the costs and disruptions that may result from relocating their operations. However, efforts to reduce space utilization rates may result in our tenants exercising early termination rights under our leases, vacating our properties upon expiration of our leases in order to relocate, or in renewing their leases for less space than they currently occupy. Also, our government tenants' desire to reconfigure leased office space to reduce utilization per employee may require us to spend significant amounts for tenant improvements, and tenant relocations have become more prevalent than our past experiences in instances where efforts by government tenants to reduce their space utilization require a significant reconfiguration of currently leased space. Increasing uncertainty with respect to government agency budgets and funding to implement relocations, consolidations and reconfigurations recently has resulted in delayed decisions by some of our government tenants and their reliance on short term lease renewals. At present, we are unable to reasonably project what the financial impact of market conditions or changing government financial circumstances will be on our financial results for future periods.

The Internal Revenue Service, or IRS, has publicly stated that it plans to discontinue its tax return processing operations at our property located in Fresno, CA in 2021. The IRS lease for this property, which accounted for approximately 3.0% of our annualized rental income as of September 30, 2017, expires in the fourth quarter of 2021. The IRS has also publicly stated that it plans to discontinue its tax return processing operations in Covington, KY in 2019. Our property located in Florence, KY is leased to the IRS and we believe it is used to support the Covington, KY operations. This IRS lease, which accounted for approximately 0.9% of our annualized rental income as of September 30, 2017, expires in the second quarter of 2022, but is subject to possible early termination by our tenant. Despite its public announcements, the IRS has not sent us any official notices of its intentions regarding the Fresno, CA or Covington, KY properties.

As of September 30, 2017, we had leases totaling 787,271 rentable square feet that were scheduled to expire through September 30, 2018. As of October 30, 2017, tenants with leases totaling 196,753 rentable square feet that are scheduled to expire through September 30, 2018, have notified us that they do not plan to renew their leases upon expiration and we cannot be sure as to whether other tenants may or may not renew their leases upon expiration.  Based upon current market conditions and tenant negotiations for leases scheduled to expire through September 30, 2018, we expect that the rental rates we are likely to achieve on new or renewed leases for space under leases expiring through September 30, 2018 will, in the aggregate and on a weighted (by annualized revenues) average basis, be lower than the rates currently being paid, thereby generally resulting in lower revenue from the same space. We cannot be sure of the rental rates which will result from our ongoing negotiations regarding lease renewals or any new leases we may enter into; also, we may experience material declines in our rental income due to vacancies upon lease expirations or early terminations. Prevailing market conditions and government and other tenants' needs at the time we negotiate and enter leases will generally determine rental rates and demand for leased space at our properties, and market conditions and government and other tenants' needs are beyond our control.

As of September 30, 2017, lease expirations at our properties by year are as follows (dollars in thousands):

	Number	Expirations				Annualized
	of	of Leased			Cumulative	Rental		Cumulative
	Tenants	Square		Percent	Percent	Income	Percent	Percent
Year (1)	Expiring	Feet (2)		of Total	of Total	Expiring	of Total	of Total
2017	20	434,049		4.0%	4.0%	$10,004	3.6%	3.6%
2018	37	704,708		6.4%	10.4%	22,913	8.3%	11.9%
2019	45	1,940,016		17.7%	28.1%	59,116	21.5%	33.4%
2020	39	1,447,413		13.2%	41.3%	40,155	14.6%	48.0%
2021	37	1,061,519		9.7%	51.0%	20,732	7.5%	55.5%
2022	31	940,554		8.6%	59.6%	22,505	8.2%	63.7%
2023	18	595,662		5.4%	65.0%	13,685	5.0%	68.7%
2024	16	993,635		9.1%	74.1%	22,696	8.2%	76.9%
2025	15	801,648		7.3%	81.4%	16,572	6.0%	82.9%
2026 and thereafter	32	2,027,097	(3)	18.6%	100.0%	47,042	17.1%	100.0%
Total	290	10,946,301		100.0%		$275,420	100.0%

Weighted average remaining lease term (in years)		5.1				4.7

(1)
The year of lease expiration is pursuant to current contract terms. Some government tenants have the right to vacate their space before the stated expirations of their leases. As of September 30, 2017, government tenants occupying approximately 13.2% of our rentable square feet and responsible for approximately 10.2% of our annualized rental income as of September 30, 2017 have currently exercisable rights to terminate their leases before the stated terms of their leases expire. Also, in 2017, 2018, 2019, 2020, 2021, 2022, 2023, 2026 and 2027, early termination rights become exercisable by other tenants who currently occupy an additional approximately 0.1%, 1.6%, 4.9%, 8.0%, 1.5%, 3.6%, 0.6%, 0.9% and 0.6% of our rentable square feet, respectively, and contribute an additional approximately 0.0%, 2.2%, 5.1%, 8.3%, 1.5%, 2.9%, 0.7%, 1.2% and 0.6% of our annualized rental income, respectively, as of September 30, 2017. In addition, as of September 30, 2017, 15 of our government tenants have currently exercisable rights to terminate their leases if the legislature or other funding authority does not appropriate rent amounts in their respective annual budgets. These 15 tenants occupy approximately 17.3% of our rentable square feet and contribute approximately 16.8% of our annualized rental income as of September 30, 2017.

(2)
Leased square feet is pursuant to leases existing as of September 30, 2017, and includes (i) space being fitted out for tenant occupancy pursuant to our lease agreements, if any, and (ii) space which is leased, but is not occupied or is being offered for sublease by tenants, if any.  Square feet measurements are subject to changes when space is re-measured or re-configured for new tenants.

(3)	Leased square footage excludes an expansion being constructed at an existing property we own prior to the commencement of the lease.

Acquisition and Disposition Activities (dollar amounts in thousands)

In January 2017, we acquired an office property (one building) located in Manassas, VA with 69,374 rentable square feet for a purchase price of $12,620, excluding capitalized acquisition costs of $37, using cash on hand and borrowings under our revolving credit facility.  We acquired this property at a capitalization rate of 8.6%.  We calculate the capitalization rate for property acquisitions as the ratio of (x) annual straight line rental income, excluding the impact of above and below market lease amortization, based on leases in effect on the acquisition date, less estimated annual property operating expenses that we expected to pay as of the acquisition date, excluding depreciation and amortization expense, to (y) the acquisition purchase price, including the principal amount of assumed debt, if any, and excluding acquisition costs.

In September 2017, we acquired transferable development rights that would allow us to expand a property we own in Washington, D.C. for a purchase price of $2,030, excluding acquisition costs.

As described above, we completed the FPO Transaction on October 2, 2017. Pursuant to that transaction, we acquired 39 office properties (74 buildings) with 6,454,382 rentable square feet, including two properties owned by joint ventures in which we acquired FPO's 50% and 51% interests. The estimated aggregate transaction value of the FPO Transaction was $1,374,624.

Our ownership and operation of office properties in the metropolitan Washington, D.C. market area increased significantly as a result of the FPO Transaction and we may acquire additional properties in this area in the future. Outside of the metropolitan Washington, D.C. market area, our strategy related to property acquisitions is materially unchanged from that disclosed in our Annual Report and we will continue to explore and evaluate for possible acquisition additional properties that are majority leased to government tenants and government contractor tenants. Until we have fully integrated the FPO properties into our business we expect that our acquisition activities may be reduced. Also, as part of the long term financing plan for the FPO Transaction, we expect to identify properties within our portfolio for disposition. Generally, we identify properties for sale based on market conditions in the area where the property is located, our expectations regarding property future financial performance, our expectation regarding lease renewals, our plans with regard to particular properties or alternative opportunities we may wish to pursue. Our plans for particular properties and other strategic considerations may cause us to change our acquisition and disposition strategies, and we may do so at any time and without shareholder approval.

In August 2017, we sold a vacant office property (one building) located in Falls Church, VA with 164,746 rentable square feet and a net book value of $12,901 as of the sale date for $13,523, excluding closing costs.

In October 2017, we sold a vacant office property (one building) located in Albuquerque, NM with 29,045 rentable square feet and a net book value of $1,885, as of September 30, 2017 for $2,000, excluding closing costs.

Financing Activities (dollar amounts in thousands except per share amounts)

On July 5, 2017, we sold 25,000,000 of our common shares at a price of $18.50 per share in an underwritten public offering. On August 3, 2017, we sold 2,907,029 of our common shares at a price of $18.50 per share pursuant to an overallotment option granted to the underwriters for the July offering. The aggregate net proceeds from these sales was $493,936, after payment of the underwriters' discount and other offering expenses. We used part of the proceeds from these sales to repay amounts outstanding under our revolving credit facility and used the remaining proceeds to finance, in part, the FPO Transaction.

In July 2017, we issued $300,000 of 4.000% senior unsecured notes due 2022 in an underwritten public offering. The net proceeds from this offering of $295,403, after payment of the underwriters' discount and other offering expenses, were used to finance, in part, the FPO Transaction.

Concurrently with our entering into the FPO merger agreement, we entered a commitment letter with a group of institutional lenders for a 364-day senior unsecured bridge loan facility in an initial aggregate principal amount of $750,000. On July 20, 2017, we and the lenders terminated this commitment letter and bridge loan facility as a result of our issuance of the senior unsecured notes and the proceeds from the sale of our common shares in July 2017, each as described above, and we recognized a loss on extinguishment of debt of $1,715.

RESULTS OF OPERATIONS (amounts in thousands, except per share amounts)

Three Months Ended September 30, 2017, Compared to Three Months Ended September 30, 2016

					Acquired Properties		Disposed Property
					Results (2)		Results (3)
	Comparable Properties Results (1)				Three Months Ended		Three Months Ended		Consolidated Results
	Three Months Ended September 30,				September 30,		September 30,		Three Months Ended September 30,
			$	%							$	%
	2017	2016	Change	Change	2017	2016	2017	2016	2017	2016	Change	Change
Rental income	$66,038	$64,478	$1,560	2.4%	$4,141	$—	$—	$—	$70,179	$64,478	$5,701	8.8%
Operating expenses:
Real estate taxes	8,354	7,591	763	10.1%	507	—	1	—	8,862	7,591	1,271	16.7%
Utility expenses	5,092	5,483	(391)	(7.1%)	316	—	—	—	5,408	5,483	(75)	(1.4%)
Other operating expenses	14,079	13,854	225	1.6%	746	—	42	—	14,867	13,854	1,013	7.3%
Total operating expenses	27,525	26,928	597	2.2%	1,569	—	43	—	29,137	26,928	2,209	8.2%
Net operating income (4)	$38,513	$37,550	$963	2.6%	$2,572	$—	$(43)	$—	41,042	37,550	3,492	9.3%

Other expenses:
Depreciation and amortization									20,781	18,404	2,377	12.9%
Loss on impairment of real estate									230	—	230	nm
Acquisition related costs									—	147	(147)	nm
General and administrative									3,266	3,816	(550)	(14.4%)
Total other expenses									24,277	22,367	1,910	8.5%
Operating income									16,765	15,183	1,582	10.4%
Dividend income									304	304	—	—%
Interest income									1,715	47	1,668	nm
Interest expense (including net amortization of debt premiums and discounts and debt issuance costs of $990 and $805, respectively)									(16,055)	(12,608)	(3,447)	27.3%
Loss on early extinguishment of debt									(1,715)	—	(1,715)	nm
Gain on issuance of shares by Select Income REIT									51	72	(21)	(29.2%)
Income from continuing operations before income taxes and equity in earnings of investees									1,065	2,998	(1,933)	(64.5%)
Income tax expense									(22)	(13)	(9)	69.2%
Equity in earnings of investees									9,484	8,668	816	9.4%
Income from continuing operations									10,527	11,653	(1,126)	(9.7%)
Income (loss) from discontinued operations									462	(154)	616	nm
Income before gain on sale of property									10,989	11,499	(510)	(4.4%)
Gain on sale of property									—	79	(79)	nm
Net income									$10,989	$11,578	$(589)	(5.1%)

Weighted average common shares outstanding (basic)									96,883	71,054	25,829	36.4%
Weighted average common shares outstanding (diluted)									96,958	71,084	25,874	36.4%

Per common share amounts (basic and diluted):
Income from continuing operations									$0.11	$0.16	$(0.05)	(31.3%)
Income (loss) from discontinued operations									$—	$—	$—	—%
Net income									$0.11	$0.16	$(0.05)	(31.3%)

Reconciliation of Net Income to NOI: (4)
Net income									$10,989	$11,578
Gain on sale of property									—	(79)
Income before gain on sale of property									10,989	11,499
(Income) loss from discontinued operations									(462)	154
Income from continuing operations									10,527	11,653
Equity in earnings of investees									(9,484)	(8,668)
Income tax expense									22	13
Gain on issuance of shares by Select Income REIT									(51)	(72)
Loss on early extinguishment of debt									1,715	—
Interest expense									16,055	12,608
Interest income									(1,715)	(47)
Dividend income									(304)	(304)
Operating income									16,765	15,183
General and administrative									3,266	3,816
Acquisition related costs									—	147
Loss on impairment of real estate									230	—
Depreciation and amortization									20,781	18,404
Net operating income									$41,042	$37,550

Reconciliation of Net Income to Funds From Operations and Normalized Funds From Operations (5)
	2017	2016
Net income	$10,989	$11,578
Plus: Depreciation and amortization	20,781	18,404
Plus: FFO attributable to Select Income REIT investment	18,429	17,264
Plus: Loss on impairment of real estate	230	—
Less: Equity in earnings from Select Income REIT	(9,453)	(8,655)
Less: Increase in carrying value of property included in discontinued operations	(619)	—
Less: Gain on sale of property	—	(79)
Funds from operations	40,357	38,512
Plus: Acquisition related costs	—	147
Plus: Loss on early extinguishment of debt	1,715	—
Plus: Normalized FFO attributable to Select Income REIT investment	16,903	17,267
Less: FFO attributable to Select Income REIT investment	(18,429)	(17,264)
Less: Gain on issuance of shares by Select Income REIT	(51)	(72)
Less: Estimated business management incentive fee (6)	(893)	—
Normalized funds from operations	$39,602	$38,590

Funds from operations per common share (basic and diluted)	$0.42	$0.54
Normalized funds from operations per common share (basic and diluted)	$0.41	$0.54

(1)	Comparable properties consist of 71 properties (91 buildings) we owned on September 30, 2017 and which we owned continuously since July 1, 2016.

(2)	Acquired properties consist of three properties (five buildings) we acquired since July 1, 2016.

(3)	Disposed property consists of one property (one building) which we sold in July 2016 and excludes one property (one building) classified as discontinued operations which was sold in August 2017.

(4)
The calculation of net operating income, or NOI, excludes certain components of net income in order to provide results that are more closely related to our property level results of operations. We define NOI as income from our rental of real estate less our property operating expenses. NOI excludes amortization of capitalized tenant improvement costs and leasing commissions that we record as depreciation and amortization. We consider NOI to be an appropriate supplemental measure to net income because it may help both investors and management to understand the operations of our properties. We use NOI to evaluate individual and company wide property level performance, and we believe that NOI provides useful information to investors regarding our results of operations because it reflects only those income and expense items that are generated and incurred at the property level and may facilitate comparisons of our operating performance between periods and with other REITs. NOI does not represent cash generated by operating activities in accordance with U.S. generally accepted accounting principles, or GAAP, and should not be considered an alternative to net income or operating income as an indicator of our operating performance or as a measure of our liquidity. This measure should be considered in conjunction with net income and operating income as presented in our condensed consolidated statements of comprehensive income. Other REITs and real estate companies may calculate NOI differently than we do.

(5)
We calculate funds from operations, or FFO, and normalized funds from operations, or Normalized FFO, as shown above. FFO is calculated on the basis defined by The National Association of Real Estate Investment Trusts, or NAREIT, which is net income, calculated in accordance with GAAP, plus real estate depreciation and amortization and the difference between FFO attributable to an equity investment and equity in earnings of an equity investee but excluding impairment charges on and increases in the carrying value of real estate assets, any gain or loss on sale of properties, as well as certain other adjustments currently not applicable to us. Our calculation of Normalized FFO differs from NAREIT's definition of FFO because we include SIR's Normalized FFO attributable to our equity investment in SIR, net of FFO attributable to our equity investment in SIR, we include business management incentive fees, if any, only in the fourth quarter versus the quarter when they are recognized as expense in accordance with GAAP due to their quarterly volatility not necessarily being indicative of our core operating performance and the uncertainty as to whether any such business management incentive fees will be payable when all contingencies for determining such fees are known at the end of the calendar year, and we exclude acquisition related costs expensed under GAAP, gains and losses on issuance of shares by SIR and gains and losses on early extinguishment of debt. We consider FFO and Normalized FFO to be appropriate supplemental measures of operating performance for a REIT, along with net income and operating income. We believe that FFO and Normalized FFO provide useful information to investors because by excluding the effects of certain historical amounts, such as depreciation expense, FFO and Normalized FFO may facilitate a comparison of our operating performance between periods and with other REITs. FFO and Normalized FFO are among the factors considered by our Board of Trustees when determining the amount of distributions to our shareholders. Other factors include, but are not limited to, requirements to maintain our qualification for taxation as a REIT, limitations in our credit agreement and public debt covenants, the availability to us of debt and equity capital, our expectation of our future capital requirements and operating performance, our receipt of distributions from SIR and our expected needs and availability of cash to pay our obligations. FFO and Normalized FFO do not represent cash generated by operating activities in accordance with GAAP and should not be considered alternatives to net income or operating income as indicators of our operating performance or as measures of our liquidity. These measures should be considered in conjunction with net income and operating income as presented in our condensed consolidated statements of comprehensive income. Other REITs and real estate companies may calculate FFO and Normalized FFO differently than we do.

(6)
Incentive fees under our business management agreement are payable after the end of each calendar year, are calculated based on common share total return, as defined, and are included in general and administrative expenses in our condensed consolidated statements of comprehensive income. In calculating net income in accordance with GAAP, we recognize estimated business management incentive fee expense, if any, in the first, second and third quarters. Although we recognize this expense, if any, in the first, second and third quarters for purposes of calculating net income, we do not include such expense in the calculation of Normalized FFO until the fourth quarter, when the amount of the business management incentive fee expense for the calendar year, if any, is determined. General and administrative expenses for the three months ended September 30, 2017 includes the reversal of $893 of previously accrued estimated business management fees.

We refer to the 71 properties (91 buildings) we owned on September 30, 2017 and which we have owned continuously since July 1, 2016 as comparable properties. We refer to the three properties (five buildings) which we acquired since July 1, 2016 as the acquired properties. We refer to the one property (one building) we sold in July 2016 as the disposed property.

Our condensed consolidated statements of comprehensive income for the three months ended September 30, 2017 include the operating results of three acquired properties (five buildings) for the entire period, as we acquired those properties prior to July 1, 2017 and exclude the operating results of the one disposed property (one building) for the entire period, as we sold that property prior to July 1, 2017. Our condensed consolidated statements of comprehensive income for the three months ended September 30, 2016 exclude the operating results of three acquired properties (five buildings) for the entire period, as we acquired those properties after September 30, 2016 and include the operating results of the one disposed property (one building) for less than the entire period as we sold that property during the three months ended September 30, 2016.

References to changes in the income and expense categories below relate to the comparison of consolidated results for the three month period ended September 30, 2017, compared to the three month period ended September 30, 2016.

Rental income. The increase in rental income reflects an increase in rental income for comparable properties and the rental income from the acquired properties. Rental income from comparable properties increased $1,560 primarily due to increases in rental rates and in occupied space at certain of our properties in the 2017 period. Rental income increased $4,141 as a result of the acquired properties.  Rental income includes non-cash straight line rent adjustments totaling $711 in the 2017 period and $1,205 in the 2016 period, and amortization of acquired leases and assumed lease obligations totaling ($619) in the 2017 period and ($370) in the 2016 period.

Real estate taxes. The increase in real estate taxes reflects an increase in real estate taxes for comparable properties and the taxes for acquired properties. Real estate taxes for comparable properties increased $763 due primarily to the effect of higher real estate tax valuation assessments at certain of our properties in the 2017 period. Real estate taxes increased $507 as a result of the acquired properties.

Utility expenses. The decrease in utility expenses reflects a decline in utility expenses for the comparable properties partially offset by the net effect of the acquired and disposed properties. Utility expenses at comparable properties decreased $391 primarily due to a decrease in electricity usage at certain of our buildings during the 2017 period. Utility expenses increased $316 as a result of the acquired properties.

Other operating expenses. Other operating expenses consist of salaries and benefit costs of property level personnel, repairs and maintenance expense, cleaning expense, other direct costs of operating our properties and property management fees. The increase in other operating expenses reflects an increase in expenses for the comparable properties and the net effect of the acquired and disposed properties. Other operating expenses at the comparable properties increased $225 primarily as a result of higher repairs and maintenance costs during the 2017 period. Other operating expenses increased $746 as a result of the acquired properties and increased $42 as a result of the disposed property.

Depreciation and amortization. The increase in depreciation and amortization reflects the depreciation and amortization from the acquired properties and the effect of improvements made to certain of our comparable properties, partially offset by the effect of certain assets becoming fully depreciated. Depreciation and amortization increased $1,921 as a result of the acquired properties. Depreciation and amortization at comparable properties increased $456 due primarily to depreciation and amortization of improvements made to certain of our properties after July 1, 2016, partially offset by certain leasing related assets becoming fully depreciated after July 1, 2016.

Loss on impairment of real estate. We recorded a $230 loss on impairment of real estate in the 2017 period to reduce the carrying value of one property (one building) to its estimated fair value.

Acquisition related costs. Acquisition related costs include legal and diligence costs incurred in connection with our 2016 property acquisition activities that were expensed in accordance with GAAP. Pursuant to changes in GAAP, beginning in 2017, we generally capitalize our asset acquisition related costs.

General and administrative. General and administrative expenses consist of fees pursuant to our business management agreement, equity compensation expense, legal and accounting fees, Trustees’ fees and expenses, securities listing and transfer agency fees and other costs relating to our status as a publicly traded company. The decrease in general and administrative expenses is primarily as a result of the reversal in the 2017 period of $893 of previously accrued estimated business management incentive fee expense, partially offset by an increase in other business management fee expense in the 2017 period.

Dividend income. Dividend income consists of dividends received from our investment in The RMR Group Inc., or RMR Inc.

Interest income. The increase in interest income is primarily the result of higher cash balances in the 2017 period due to our financing activities related to the FPO Transaction.

Interest expense. The increase in interest expense reflects higher average outstanding debt balances and higher weighted average interest rates on borrowings during the 2017 period compared to the 2016 period.

Loss on early extinguishment of debt. We recorded a loss on early extinguishment of debt of $1,715 in the 2017 period in connection with the termination of the bridge loan facility described in Note 7 to our condensed consolidated financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

Gain on issuance of shares by Select Income REIT. Gain on issuance of shares by SIR is a result of the issuance of common shares by SIR at prices above our then per share carrying value of our SIR common shares.

Income tax expense. The increase in income tax expense reflects higher operating income in certain jurisdictions in the 2017 period that is subject to state income taxes.

Equity in earnings of investees. Equity in earnings of investees represents our proportionate share of earnings from our investments in SIR and Affiliates Insurance Company, or AIC. The increase in the 2017 period is primarily the result of an increase in SIR's net income for the 2017 period.

Income (loss) from discontinued operations. Income (loss) from discontinued operations reflects operating results for one property (one building) included in discontinued operations. During the 2017 period, we recorded an adjustment of $619 to increase the carrying value of this property to its estimated fair value less costs to sell. We sold this property on August 31, 2017.

Gain on sale of property. Gain on sale of property represents the portion of the gain recognized from the sale of a property accounted for under the installment method during the 2016 period.

Net income. Our net income decreased in the 2017 period compared to the 2016 period as a result of the changes noted above. The percentage decrease in net income per common share (basic and diluted) is higher primarily as a result of the higher number of weighted average common shares outstanding as result of our issuance of common shares in an underwritten public offering during the 2017 period.

RESULTS OF OPERATIONS (amounts in thousands, except per share amounts)

Nine Months Ended September 30, 2017, Compared to Nine Months Ended September 30, 2016

					Acquired Properties		Disposed Property
					Results (2)		Results (3)
	Comparable Properties Results (1)				Nine Months Ended		Nine Months Ended		Consolidated Results
	Nine Months Ended September 30,				September 30,		September 30,		Nine Months Ended September 30,
			$	%							$	%
	2017	2016	Change	Change	2017	2016	2017	2016	2017	2016	Change	Change
Rental income	$189,558	$186,298	$3,260	1.7%	$19,804	$5,852	$—	$—	$209,362	$192,150	$17,212	9.0%
Operating expenses:
Real estate taxes	22,916	22,259	657	3.0%	2,064	524	—	27	24,980	22,810	2,170	9.5%
Utility expenses	12,788	12,889	(101)	(0.8%)	1,398	417	—	24	14,186	13,330	856	6.4%
Other operating expenses	40,424	38,535	1,889	4.9%	3,587	1,438	35	58	44,046	40,031	4,015	10.0%
Total operating expenses	76,128	73,683	2,445	3.3%	7,049	2,379	35	109	83,212	76,171	7,041	9.2%
Net operating income (4)	$113,430	$112,615	$815	0.7%	$12,755	$3,473	$(35)	$(109)	126,150	115,979	10,171	8.8%

Other expenses:
Depreciation and amortization									61,949	54,713	7,236	13.2%
Loss on impairment of real estate									230	—	230	nm
Acquisition related costs									—	363	(363)	nm
General and administrative									12,314	11,350	964	8.5%
Total other expenses									74,493	66,426	8,067	12.1%
Operating income									51,657	49,553	2,104	4.2%
Dividend income									911	667	244	36.6%
Interest income									1,843	63	1,780	nm
Interest expense (including net amortization of debt premium and discounts and debt issuance costs of $2,605 and $2,024, respectively)									(43,599)	(32,286)	(11,313)	35.0%
(Loss) gain on early extinguishment of debt									(1,715)	104	(1,819)	nm
Gain on issuance of shares by Select Income REIT									72	88	(16)	(18.2%)
Income from continuing operations before income taxes and equity in earnings of investees									9,169	18,189	(9,020)	(49.6%)
Income tax expense									(65)	(63)	(2)	3.2%
Equity in earnings of investees									20,804	28,002	(7,198)	(25.7%)
Income from continuing operations									29,908	46,128	(16,220)	(35.2%)
Income (loss) from discontinued operations									173	(429)	602	nm
Income before gain on sale of property									30,081	45,699	(15,618)	(34.2%)
Gain on sale of property									—	79	(79)	nm
Net income									$30,081	$45,778	$(15,697)	(34.3%)

Weighted average common shares outstanding (basic)									79,778	71,041	8,737	12.3%
Weighted average common shares outstanding (diluted)									79,852	71,064	8,788	12.4%

Per common share amounts (basic and diluted):
Income from continuing operations									$0.37	$0.65	$(0.28)	(43.1%)
Income (loss) from discontinued operations									$—	$(0.01)	$0.01	—%
Net income									$0.38	$0.64	$(0.26)	(40.6%)

Reconciliation of Net Income to NOI: (4)
Net income									$30,081	$45,778
Gain on sale of property									—	(79)
Income before gain on sale of property									30,081	45,699
(Income) loss from discontinued operations									(173)	429
Income from continuing operations									29,908	46,128
Equity in earnings of investees									(20,804)	(28,002)
Income tax expense									65	63
Gain on issuance of shares by Select Income REIT									(72)	(88)
Loss (gain) on early extinguishment of debt									1,715	(104)
Interest expense									43,599	32,286
Interest income									(1,843)	(63)
Dividend income									(911)	(667)
Operating income									51,657	49,553
General and administrative									12,314	11,350
Acquisition related costs									—	363
Loss on impairment of real estate									230	—
Depreciation and amortization									61,949	54,713
Net operating income									$126,150	$115,979

Calculation of Funds From Operations and Normalized Funds From Operations (5)
	2017	2016
Net income	$30,081	$45,778
Plus: Depreciation and amortization	61,949	54,713
Plus: FFO attributable to Select Income REIT investment	47,982	53,609
Plus: Loss on impairment of real estate	230	—
Less: Equity in earnings from Select Income REIT	(20,271)	(27,895)
Less: Gain on sale of property	—	(79)
Less: Increase in carrying value of property included in discontinued operations	(619)	—
Funds from operations	119,352	126,126
Plus: Acquisition related costs	—	363
Plus: Normalized FFO attributable to Select Income REIT investment	48,900	53,629
Less: FFO attributable to Select Income REIT investment	(47,982)	(53,609)
Less: Loss (gain) on early extinguishment of debt	1,715	(104)
Less: Gain on issuance of shares by Select Income REIT	(72)	(88)
Normalized funds from operations	$121,913	$126,317

Funds from operations per common share (basic)	$1.50	$1.78
Funds from operations per common share (diluted)	$1.49	$1.77
Normalized funds from operations per common share (basic and diluted)	$1.53	$1.78

(1)	Comparable properties consist of 70 properties (90 buildings) we owned on September 30, 2017 and which we owned continuously since January 1, 2016.

(2)	Acquired properties consist of four properties (six buildings) we acquired since January 1, 2016.

(3)	Disposed property consists of one property (one building) which we sold in July 2016 and excludes one property (one building) classified as discontinued operations which was sold in August 2017.

(4)	See footnote (4) on page 29 for a definition of NOI.

(5)	See footnote (5) on page 29 for a definition of FFO and Normalized FFO.

We refer to the 70 properties (90 buildings) we owned on September 30, 2017 and which we have owned continuously since January 1, 2016 as comparable properties. We refer to the four properties (six buildings) which we acquired since January 1, 2016 as the acquired properties. We refer to one property (one building) we sold in July 2016 as the disposed property.

Our condensed consolidated statements of comprehensive income for the nine months ended September 30, 2017 include the operating results of three acquired properties (five buildings) for the entire period, as we acquired those properties prior to January 1, 2017, one property (one building) for less than the entire period, as we acquired the property after January 1, 2017, and exclude the operating results of the disposed property for the entire period, as we sold that property prior to January 1, 2017. Our condensed consolidated statements of comprehensive income for the nine months ended September 30, 2016 exclude the operating results of three acquired properties (five buildings) for the entire period, as we acquired these properties after September 30, 2016, one property (one building) for less than the entire period, as we acquired that property after January 1, 2016 and include the operating results of the disposed property for less than the entire period, as we sold that property prior to September 30, 2016.

References to changes in the income and expense categories below relate to the comparison of consolidated results for the nine month period ended September 30, 2017, compared to the nine month period ended September 30, 2016.

Rental income. The increase in rental income reflects an increase in rental income for comparable properties and the rental income from the acquired properties. Rental income from comparable properties increased $3,260 primarily due to increases in rental rates and in occupied space at certain of our properties in the 2017 period. Rental income increased $13,952 as a result of the acquired properties. Rental income includes non-cash straight line rent adjustments totaling $3,115 in the 2017 period and $1,789 in the 2016 period, and amortization of acquired leases and assumed lease obligations totaling ($1,863) in the 2017 period and ($1,103) in the 2016 period.

Real estate taxes. The increase in real estate taxes reflects an increase in real estate taxes for the comparable properties and the net effect of the acquired properties and the disposed property. Real estate taxes for the comparable properties increased $657 due primarily to the effect of higher real estate tax valuation assessments at certain of our properties in the 2017 period. Real estate taxes increased $1,540 as a result of the acquired properties. We also realized a decrease of $27 in real estate taxes as a result of the disposed property.

Utility expenses. The increase in utility expenses reflects an increase in utility expenses for the acquired properties partially offset by the combined impact of utility expense decreases at the comparable properties and the disposed property. Utility expenses at the comparable properties decreased $101 primarily due to a decrease in electricity usage at certain of our properties during the 2017 period. Utility expenses increased $981 as a result of the acquired properties. We also realized a decrease of $24 in utility expenses as a result of the disposed property.

Other operating expenses. The increase in other operating expenses reflects an increase in expenses for the comparable properties and the acquired properties partially offset by a decrease as a result of the disposed property. Other operating expenses at comparable properties increased $1,889 primarily as a result of higher repairs and maintenance costs during the 2017 period. Other operating expenses increased $2,149 as a result of the acquired properties. We also realized a decrease of $23 in other operating expenses as a result of the disposed property.

Depreciation and amortization. The increase in depreciation and amortization reflects the depreciation and amortization from the acquired properties and the effect of improvements made to certain of our properties since January 1, 2016, partially offset by the effect of certain assets becoming fully depreciated. Depreciation and amortization increased $5,974 as a result of the acquired properties. Depreciation and amortization at comparable properties increased $1,262 due primarily to depreciation and amortization of improvements made to certain of our properties after January 1, 2016, partially offset by certain leasing related assets becoming fully depreciated in 2016 and 2017.

Loss on impairment of real estate. We recorded a $230 loss on impairment of real estate in the 2017 period to reduce the carrying value of one property (one building) to its estimated fair value.

Acquisition related costs. Acquisition related costs include legal and diligence costs incurred in connection with our 2016 property acquisition activities that were expensed in accordance with GAAP. Pursuant to changes in GAAP, beginning in 2017, we generally capitalize our asset acquisitions related costs.

General and administrative. The increase in general and administrative expenses is primarily as a result of an increase in business management fees in the 2017 period.

Dividend income. Dividend income consists of dividends received from our investment in RMR Inc.

Interest income. The increase in interest income is primarily the result of higher cash balances in the 2017 period due to our financing activities related to the FPO Transaction.

Interest expense. The increase in interest expense reflects higher average outstanding debt balances and higher weighted average interest rates on borrowings during the 2017 period compared to the 2016 period.

Loss (gain) on early extinguishment of debt. We recorded a loss on early extinguishment of debt of $1,715 in the 2017 period in connection with the termination of the bridge loan facility. For more information, see Note 7 to our condensed consolidated financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q. We recorded a net gain on early extinguishment of debt of $104 in the 2016 period in connection with the prepayment of two mortgage notes.

Gain on issuance of shares by Select Income REIT. Gain on issuance of shares by SIR is a result of the issuance of common shares by SIR at prices above our then per share carrying value of our SIR common shares.

Income tax expense. The increase in income tax expense reflects lower operating income in certain jurisdictions in the 2017 period that is subject to state income taxes.

Equity in earnings of investees. Equity in earnings of investees represents our proportionate share of earnings from our investments in SIR and AIC. The decrease in the 2017 period is the result of a decline in SIR's net income for the 2017 period.

Income (loss) from discontinued operations. Income (loss) from discontinued operations reflects operating results for one property (one building) included in discontinued operations. During the 2017 period, we recorded an adjustment of $619 to increase the carrying value of this property to its estimated fair value less costs to sell. We sold this property on August 31, 2017.

Gain on sale of property. Gain on sale of property represents the portion of the gain recognized from the sale of a property accounted for under the installment method during the 2016 period.

Net income. Our net income decreased in the 2017 period compared to the 2016 period as a result of the changes noted above. The percentage decrease in net income per common share (basic and diluted) is higher primarily as a result of the higher number of weighted average common shares outstanding for the 2017 period as result of our issuance of common shares in an underwritten public offering during the 2017 period.

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

Our changes in cash flows for the nine months ended September 30, 2017 compared to the same period in 2016 were as follows: (i) cash provided by operating activities increased from $91,674 in 2016 period to $93,726 in the 2017 period; (ii) cash used in investing activities increased from $94,848 in the 2016 period to $662,318 in the 2017 period; and (iii) cash provided by financing activities increased from $8,138 in the 2016 period to $1,090,358 in the 2017 period.

The increase in cash provided by operating activities for the nine month period ended September 30, 2017 as compared to the corresponding prior year period was due primarily to an increase in property NOI from our acquisition activities and favorable changes in working capital partially offset by a decrease in distributions we received from our investment in SIR classified as an operating activity as a result of a decrease in our equity in earnings of SIR and an increase in interest paid in the 2017 period. The increase in cash used in investing activities for the nine month period ended September 30, 2017 as compared to the corresponding prior year period was due primarily to our deposit in escrow of some of the FPO Transaction cash consideration. The increase in cash provided by financing activities for the nine month period ended September 30, 2017 as compared to the corresponding prior year period was due primarily to our FPO Transaction related financing activities during the 2017 period, including issuances of common shares and senior unsecured notes and borrowings under our revolving credit facility.

Our Investment and Financing Liquidity and Resources (dollar amounts in thousands, except per share and per square foot amounts)

In order to fund acquisitions and to meet cash needs that may result from our desire or need to make distributions or pay operating or capital expenses, we maintain a $750,000 unsecured revolving credit facility. The maturity date of our revolving credit facility is January 31, 2019 and, subject to our payment of an extension fee and meeting other conditions, we have an option to extend the stated maturity date of our revolving credit facility by one year to January 31, 2020. We are required to pay interest at a rate of LIBOR plus a premium, which was 125 basis points per annum at September 30, 2017, on the amount outstanding under our revolving credit facility. We also pay a facility fee on the total amount of lending commitments under our revolving credit facility, which was 25 basis points per annum at September 30, 2017. Both the interest rate premium and the facility fee are subject to adjustment based upon changes to our credit ratings. We can borrow, repay and reborrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity. As of September 30, 2017, the annual interest rate payable on borrowings under our revolving credit facility was 2.4%. As of September 30, 2017 and October 30, 2017, we had $565,000 and $545,000, respectively, outstanding under our revolving credit facility.

Our revolving credit facility is governed by a credit agreement with a syndicate of institutional lenders, which also governs our two unsecured term loans:

•
Our $300,000 term loan, which matures on March 31, 2020, is prepayable without penalty at any time. We are required to pay interest at LIBOR plus a premium, which was 140 basis points per annum at September 30, 2017, on the amount outstanding under our $300,000 term loan.  The interest rate premium is subject to adjustment based upon changes to our credit ratings.  As of September 30, 2017, the annual interest rate for the amount outstanding under our $300,000 term loan was 2.6%.

•
Our $250,000 term loan, which matures on March 31, 2022, is prepayable without penalty at any time. We are required to pay interest at LIBOR plus a premium, which was 180 basis points per annum at September 30, 2017, on the amount outstanding under our $250,000 term loan.  The interest rate premium is subject to adjustment based upon changes to our credit ratings.  As of September 30, 2017, the annual interest rate for the amount outstanding under our $250,000 term loan was 3.0%.

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

As of September 30, 2017, our debt maturities (other than our revolving credit facility) are as follows: $399 in 2017, $1,671 in 2018, $359,439 in 2019, $301,619 in 2020, $13,230 in 2021 and $860,000 thereafter.

None of our unsecured debt obligations require sinking fund payments prior to their maturity dates. Our $26,358 in mortgage debts generally require monthly payments of principal and interest through maturity.
In addition to our debt obligations, as of September 30, 2017, we have estimated unspent leasing related obligations of $26,631 and have committed to redevelop and expand an existing property prior to the commencement of the lease with an estimated remaining cost to complete of approximately $3,302.

As of September 30, 2017, we had $551,707 of cash and cash equivalents. On October 2, 2017, we used our available cash on hand to fund some of the FPO Transaction cash consideration.

In connection with the FPO Transaction, we assumed five mortgage notes with an aggregate principal balance of $167,549. These mortgage notes are secured by five properties (five buildings). In connection with the FPO Transaction, we also assumed two mortgage notes with an aggregate principal balance of $82,000, which are secured by two properties owned by joint ventures in which we acquired FPO's 50% and 51%interests.

We currently expect to use cash balances, borrowings under our revolving credit facility, net proceeds from our property sales, distributions received from our investments in SIR and RMR Inc., assumption of mortgage debt and net proceeds from offerings of equity or debt securities to fund our future operations, capital expenditures, distributions to our shareholders and property acquisitions. When significant amounts are outstanding under our revolving credit facility or the maturities of our indebtedness approach, we expect to explore refinancing alternatives. Such alternatives may include incurring additional term debt, issuing equity or debt securities, extending the maturity date of our revolving credit facility and entering into a new revolving credit facility. We may assume additional mortgage debt in connection with our acquisitions or elect to place new mortgages on properties we own as a source of financing. We may also seek to participate in additional joint venture or other arrangements that may provide us with additional sources of financing. Although we cannot be sure that we will be successful in consummating any particular type of financing, we believe that we will have access to financing, such as debt and equity offerings, to fund future acquisitions and capital expenditures and to pay our obligations. We currently have an effective shelf registration statement that allows us to issue public securities on an expedited basis, but it does not assure that there will be buyers for such securities.
To partially finance the FPO Transaction, we entered into a commitment letter with Citigroup Global Markets Inc., or Citigroup, pursuant to which, on and subject to the terms and conditions of the commitment letter, Citigroup and a group of institutional lenders committed to provide us a bridge loan facility. On July 20, 2017, we and the lenders terminated this commitment letter and bridge loan facility after we raised the necessary funding for the FPO Transaction by our issuance of senior unsecured notes and the proceeds from the sale of our common shares in July 2017. As a result of the termination of this bridge loan facility we recognized a loss on extinguishment of debt of $1,715.

Our ability to obtain, and the costs of, our future debt financings will depend primarily on credit market conditions and our creditworthiness. We have no control over market conditions. Potential investors and lenders likely will evaluate our ability to pay distributions to shareholders, fund required debt service and repay debts when they become due by reviewing our business practices and plans to balance our use of debt and equity capital so that our financial profile and leverage ratios afford us flexibility to withstand any reasonably anticipated adverse changes. Similarly, our ability to raise equity capital in the future will depend primarily upon equity capital market conditions and our ability to conduct our business to maintain and grow our operating cash flows. We intend to conduct our business in a manner which will afford us reasonable access to capital for investment and financing activities, but we cannot be sure that we will be able to successfully carry out this intention.

In June 2017, both Moody's Investors Service, or Moody's, and Standard & Poor's Ratings Services, or S&P, updated our ratings outlook to negative as a result of uncertainties arising from the FPO Transaction. Negative outlooks may imply that our debt ratings may be downgraded unless we are successful in reorganizing our financial profile.

On February 23, 2017 and May 22, 2017, we paid a regular quarterly distribution to common shareholders of record on January 23, 2017 and April 21, 2017, of $0.43 per share, or $30,606 on each of those dates. On August 21, 2017, we paid a regular distribution to common shareholders of record on July 24, 2017, of $0.43 per share, or $41,364. We funded these distributions using cash on hand and borrowings under our revolving credit facility. On October 12, 2017, we declared a regular quarterly distribution payable to common shareholders of record on October 23, 2017 of $0.43 per share, or $42,633. We expect to pay this distribution on or about November 20, 2017 using cash on hand and borrowings under our revolving credit facility.

Off Balance Sheet Arrangements

As of September 30, 2017, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Debt Covenants (dollars in thousands)

Our principal debt obligations at September 30, 2017 consisted of borrowings under our $750,000 unsecured revolving credit facility, our $300,000 term loan, our $250,000 term loan, an aggregate outstanding principal amount of $960,000 of public issuances of senior unsecured notes and three secured mortgage notes that were assumed in connection with certain of our acquisitions. Our publicly issued senior unsecured notes are governed by indentures and their supplements. In addition, as noted elsewhere in this Quarterly Report on Form 10-Q, on October 2, 2017, we assumed five secured mortgage notes in connection with the FPO Transaction. Also, the two joint venture properties acquired in the FPO Transaction secure two additional mortgage notes. Our senior unsecured notes indentures and their supplements and the credit agreement for our revolving credit facility and our two term loans provide for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, such as, in the case of our credit agreement, a change of control of us, which includes the RMR Group LLC, or RMR LLC, ceasing to act as our business and property manager. Our senior unsecured notes indentures and their supplements and our credit agreement also contain a number of covenants which generally restrict our ability to incur debts, including debts secured by mortgages on our properties, in excess of calculated amounts, require us to maintain various financial ratios, and, in the case of our credit agreement, restrict our ability to make distributions to our shareholders in certain circumstances. Our mortgage notes are non-recourse, subject to certain limited exceptions, and do not contain any material financial covenants.  As of September 30, 2017, we believe we were in compliance with the terms and conditions of our respective covenants under our credit agreement and senior unsecured notes indentures and their supplements.
Neither our credit agreement nor our senior unsecured notes indentures and their supplements contain provisions for acceleration which could be triggered by our debt ratings. However, under our credit agreement our highest senior debt rating is used to determine the fees and interest rates we pay. Accordingly, if that debt rating is downgraded, our interest expense and related costs under our credit agreement would increase. As noted above, in June 2017, both Moody's and S&P updated our rating outlook to negative, which may imply that downgrades to our credit rating will occur unless we are successful in reorganizing our financial profile.
Our credit agreement has cross default provisions to other indebtedness that is recourse of $25,000 or more and indebtedness that is non-recourse of $50,000 or more. Similarly, our senior unsecured notes indentures and their supplements contain cross default provisions to any other debts of more than $25,000 (or up to $50,000 in certain circumstances).
Related Person Transactions
We have relationships and historical and continuing transactions with RMR LLC, RMR Inc., SIR, AIC and others related to them. For example: we have no employees and the personnel and various services we require to operate our business are provided to us by RMR LLC pursuant to our management agreements with RMR LLC; RMR Inc. is the managing member of RMR LLC; ABP Trust, which is owned by our Managing Trustees, is the controlling shareholder of RMR Inc.; and we own shares of class A common stock of RMR Inc. We also have relationships and historical and continuing transactions with other companies to which RMR LLC provides management services and which may have trustees, directors and officers who are also trustees, directors or officers of us, RMR LLC or RMR Inc., including: SIR, of which we are the largest shareholder, owning, at September 30, 2017, approximately 27.8% of the outstanding SIR common shares; and AIC, of which we, SIR, ABP Trust and four other companies to which RMR LLC provides management services each own 14.3% and which arranges and reinsures in part a combined property insurance program for us and its six other shareholders. For further information about these and other such relationships and related person transactions, see Notes 10, 11 and 12 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, our Annual Report, our definitive Proxy Statement for our 2017 Annual Meeting of Shareholders and our other filings with the Securities and Exchange Commission, or SEC. In addition, see the section captioned “Risk Factors” of our Annual Report for a description of risks that may arise as a result of these and other related person transactions and relationships. Our filings with the SEC and copies of certain of our agreements with these related persons, including our business and property management agreements with RMR LLC and our shareholders agreement with AIC and its six other shareholders, are available as exhibits to our filings with the SEC and accessible at the SEC’s website, www.sec.gov. We may engage in additional transactions with related persons, including businesses to which RMR LLC or its affiliates provide management services.

Item 3. Quantitative and Qualitative Disclosures About Market Risk (dollar amounts in thousands, except per share data)

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

Fixed Rate Debt

At September 30, 2017, our outstanding fixed rate debt consisted of the following:

		Annual	Annual		Interest
	Principal	Interest	Interest		Payments
Debt	Balance (1)	Rate (1)	Expense (1)	Maturity	Due
Senior unsecured notes	$350,000	3.750%	$13,125	2019	Semi-annually
Senior unsecured notes	310,000	5.875%	18,213	2046	Quarterly
Senior unsecured notes	300,000	4.000%	12,000	2022	Semi-annually
Mortgage note	13,756	5.877%	820	2021	Monthly
Mortgage note	8,288	7.000%	588	2019	Monthly
Mortgage note	4,314	8.150%	356	2021	Monthly
	$986,358		$45,102

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

Our $350,000 and $300,000 senior unsecured notes require semi-annual interest payments through maturity and our $310,000 senior unsecured notes require quarterly interest payments through maturity.  Our mortgages generally require principal and interest payments through maturity pursuant to amortization schedules.  Because these debts require interest to be paid at a fixed rate, changes in market interest rates during the term of these debts will not affect our interest obligations.  If these debts were refinanced at interest rates which are 100 basis points higher or lower than shown above, our per annum interest cost would increase or decrease, respectively, by approximately $10,098.

Changes in market interest rates also would affect the fair value of our fixed rate debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt.  Based on the balances outstanding at September 30, 2017, and discounted cash flow analyses through the respective maturity dates, and assuming no other changes in factors that may affect the fair value of our fixed rate debt obligations, a hypothetical immediate 100 basis point increase in interest rates would change the fair value of those obligations by approximately $59,302.

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

On October 2, 2017, in connection with the FPO Transaction, we assumed fixed rate debt consisting of the following mortgage notes:

		Annual	Annual		Interest
	Principal	Interest	Interest		Payments
Debt	Balance (1)	Rate (1)	Expense (1)	Maturity	Due
Mortgage note (one property (one building) in Washington, DC)	$66,780	4.050%	$2,705	2030	Monthly
Mortgage note (one property (one building) in Washington, DC)	34,974	4.800%	1,679	2023	Monthly
Mortgage note (one property (one building) in Washington, DC)	34,598	5.720%	1,979	2020	Monthly
Mortgage note (one property (one building) in Washington, DC)	27,978	4.220%	1,181	2022	Monthly
Mortgage note (one property (one building) in Chesapeake, VA)	3,219	4.260%	137	2020	Monthly
	$167,549		$7,681

(1)
The principal balance, annual interest rate and annual interest expense are the amounts stated in the applicable contract. In accordance with GAAP, our carrying value and recorded interest expense may differ from these amounts because of market conditions at the time we assumed this debt.

Also, in connection with the FPO Transaction, we acquired FPO's 50% and 51% interests in two joint venture arrangements which own properties that are secured by fixed rate debt consisting of the following mortgage notes, which we assumed:

	Our JV		Annual	Annual		Interest
	Ownership	Principal	Interest	Interest		Payments
Debt	Interest	Balance (1)(2)	Rate (1)	Expense (1)	Maturity	Due
Mortgage note (one property) one building in Washington, DC	50%	$32,000	3.920%	$1,254	2024	Monthly
Mortgage note (one property) one building in Fairfax, VA	51%	50,000	3.910%	1,955	2029	Monthly
		$82,000		$3,209

(1)
The principal balance, annual interest rate and annual interest expense are the amounts stated in the applicable contract. In accordance with GAAP, our recorded interest expense may differ from these amounts because of market conditions at the time we acquired the joint venture interests.

(2)	Reflects the entire balance of the debt secured by the properties and is not adjusted to reflect the part of the joint venture arrangement interests we do not own.

Floating Rate Debt

At September 30, 2017, our floating rate debt consisted of $565,000 of borrowings under our $750,000 revolving credit facility, our $300,000 term loan and our $250,000 term loan. Our revolving credit facility matures in January 2019 and, subject to the payment of an extension fee and our meeting other conditions, we have the option to extend the stated maturity by one year to January 2020. No principal repayments are required under our revolving credit facility or our term loans prior to maturity, and we can borrow, repay and reborrow funds available under our revolving credit facility, subject to conditions, at any time without penalty. Our $300,000 term loan matures on March 31, 2020. Our $250,000 term loan matures on March 31, 2022. Amounts outstanding under our term loans may be repaid without penalty at any time, but after they are repaid amounts may not be redrawn.

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

The following table presents the impact a 100 basis point increase in interest rates would have on our annual floating rate interest expense as of September 30, 2017:

	Impact of Changes in Interest Rates
	Annual	Outstanding	Total Interest	Annual Earnings
	Interest Rate (1)	Debt	Expense Per Year	Per Share Impact (2)
At September 30, 2017	2.6%	$1,115,000	$29,393	$0.37
100 bps increase	3.6%	$1,115,000	$40,698	$0.51

(1)	Weighted based on the respective interest rates and outstanding borrowings under our revolving credit facility and term loans as of September 30, 2017.

(2)	Based on the weighted average shares outstanding (diluted) for the nine months ended September 30, 2017.

The following table presents the impact a 100 basis point increase in interest rates would have on our annual floating rate interest expense as of September 30, 2017 if we were fully drawn on our revolving credit facility and our term loans remained outstanding:

	Impact of Changes in Interest Rates
	Annual	Outstanding	Total Interest	Annual Earnings
	Interest Rate (1)	Debt	Expense Per Year	Per Share Impact (2)
At September 30, 2017	2.6%	$1,300,000	$34,269	$0.43
100 bps increase	3.6%	$1,300,000	$47,450	$0.59

(1)	Weighted based on the respective interest rates and outstanding borrowings under our revolving credit facility (assuming fully drawn) and our term loans as of September 30, 2017.

(2)	Based on the weighted average shares outstanding (diluted) for the nine months ended September 30, 2017.

The foregoing tables show the impact of an immediate change in floating interest rates as of September 30, 2017.  If interest rates were to change gradually over time, the impact would be spread over time. Our exposure to fluctuations in floating interest rates will increase or decrease in the future with increases or decreases in the outstanding amount under our revolving credit facility, our term loans or our other floating rate debt, if any. Although we have no present plans to do so, we may in the future enter into hedge arrangements from time to time to mitigate our exposure to changes in interest rates.

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

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

WARNING CONCERNING FORWARD LOOKING STATEMENTS

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS STATEMENTS THAT CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER SECURITIES LAWS.  ALSO, WHENEVER WE USE WORDS SUCH AS “BELIEVE”, “EXPECT”, “ANTICIPATE”, “INTEND”, “PLAN”, “ESTIMATE”, “WILL”, “MAY” AND NEGATIVES OR DERIVATIVES OF THESE OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS.  THESE FORWARD LOOKING STATEMENTS ARE BASED UPON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, BUT FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR.  FORWARD LOOKING STATEMENTS IN THIS REPORT RELATE TO VARIOUS ASPECTS OF OUR BUSINESS, INCLUDING:

•	OUR ACQUISITIONS AND SALES OF PROPERTIES,

•	OUR ABILITY TO COMPETE FOR ACQUISITIONS AND TENANCIES EFFECTIVELY,

•	THE LIKELIHOOD THAT OUR TENANTS WILL PAY RENT OR BE NEGATIVELY AFFECTED BY CYCLICAL ECONOMIC CONDITIONS OR GOVERNMENT BUDGET CONSTRAINTS,

•	THE LIKELIHOOD THAT OUR TENANTS WILL RENEW OR EXTEND THEIR LEASES AND NOT EXERCISE EARLY TERMINATION OPTIONS PURSUANT TO THEIR LEASES OR THAT WE WILL OBTAIN REPLACEMENT TENANTS,

•	THE LIKELIHOOD THAT OUR RENTS WILL INCREASE WHEN WE RENEW OR EXTEND OUR LEASES OR ENTER NEW LEASES,

•	OUR ABILITY TO PAY DISTRIBUTIONS TO OUR SHAREHOLDERS AND THE AMOUNT OF SUCH DISTRIBUTIONS,

•	OUR EXPECTATION THAT WE BENEFIT FINANCIALLY FROM OUR OWNERSHIP INTEREST IN SIR,

•	OUR POLICIES AND PLANS REGARDING INVESTMENTS, FINANCINGS AND DISPOSITIONS,

•	THE FUTURE AVAILABILITY OF BORROWINGS UNDER OUR REVOLVING CREDIT FACILITY,

•
OUR EXPECTATION THAT THERE WILL BE OPPORTUNITIES FOR US TO ACQUIRE, AND THAT WE WILL ACQUIRE, ADDITIONAL PROPERTIES INCLUDING PROPERTIES THAT ARE MAJORITY LEASED TO GOVERNMENT TENANTS OR GOVERNMENT CONTRACTOR TENANTS,

•	OUR EXPECTATIONS REGARDING DEMAND FOR LEASED SPACE BY THE U.S. GOVERNMENT AND STATE AND LOCAL GOVERNMENTS,

•	OUR ABILITY TO RAISE EQUITY OR DEBT CAPITAL,

•	OUR ABILITY TO PAY INTEREST ON AND PRINCIPAL OF OUR DEBT,

•	OUR ABILITY TO APPROPRIATELY BALANCE OUR USE OF DEBT AND EQUITY CAPITAL,

•	OUR CREDIT RATINGS,

•	OUR EXPECTED BENEFITS FROM THE FPO TRANSACTION,

•	OUR EXPECTATION THAT WE BENEFIT FROM OUR OWNERSHIP OF RMR INC.,

•	OUR EXPECTATION THAT WE BENEFIT FROM OUR OWNERSHIP OF AIC AND FROM OUR PARTICIPATION IN INSURANCE PROGRAMS ARRANGED BY AIC,

•	THE CREDIT QUALITIES OF OUR TENANTS,

•	OUR QUALIFICATION FOR TAXATION AS A REIT, AND

•	OTHER MATTERS.

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

•
OUR ABILITY TO GROW OUR BUSINESS AND INCREASE DISTRIBUTIONS TO OUR SHAREHOLDERS DEPENDS IN LARGE PART UPON OUR ABILITY TO BUY PROPERTIES AND LEASE THEM FOR RENTS, LESS THEIR PROPERTY OPERATING EXPENSES, THAT EXCEED OUR CAPITAL COSTS. WE MAY BE UNABLE TO IDENTIFY PROPERTIES THAT WE WANT TO ACQUIRE OR TO NEGOTIATE ACCEPTABLE PURCHASE PRICES, ACQUISITION FINANCING OR LEASE TERMS FOR NEW PROPERTIES,

•	SOME OF OUR TENANTS MAY NOT RENEW EXPIRING LEASES, AND WE MAY BE UNABLE TO OBTAIN NEW TENANTS TO MAINTAIN OR INCREASE THE HISTORICAL OCCUPANCY RATES OF, OR RENTS FROM, OUR PROPERTIES,

•
SOME GOVERNMENT TENANTS MAY EXERCISE THEIR RIGHTS TO VACATE THEIR SPACE BEFORE THE STATED EXPIRATIONS OF THEIR LEASES, AND WE MAY BE UNABLE TO OBTAIN NEW TENANTS TO MAINTAIN THE HISTORICAL OCCUPANCY RATES OF, OR RENTS FROM, OUR PROPERTIES,

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

•	WE HAVE THE OPTION TO EXTEND THE MATURITY DATE OF OUR REVOLVING CREDIT FACILITY UPON PAYMENT OF A FEE AND MEETING OTHER CONDITIONS; HOWEVER, THE APPLICABLE CONDITIONS MAY NOT BE MET,

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

•
WE MAY FAIL TO EXECUTE SUCCESSFULLY ON OUR EXPANDED BUSINESS STRATEGY OR INCREASED SCALE RESULTING FROM THE FPO TRANSACTION AND THEREFORE MAY NOT REALIZE THE BENEFITS WE EXPECT FROM THE FPO TRANSACTION,

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

•
WE EXPECT TO SPEND, AS OF SEPTEMBER 30, 2017, AN ADDITIONAL $3.3 MILLION TO COMPLETE THE REDEVELOPMENT AND EXPANSION OF A PROPERTY WE OWN PRIOR TO THE COMMENCEMENT OF THE LEASE FOR THAT PROPERTY. IN ADDITION, AS OF SEPTEMBER 30 2017, WE HAVE ESTIMATED UNSPENT LEASING RELATED OBLIGATIONS OF $26.6 MILLION, EXCLUDING THE ESTIMATED

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

Part II.   Other Information

Item 1A.  Risk Factors

There have been no material changes to risk factors from those we previously disclosed in our Annual Report and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2017. As described above, the FPO Transaction was completed on October 2, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer purchases of equity securities. The following table provides information about our purchases of our equity securities during the quarter ended September 30, 2017:

Maximum
			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares that
	Number of	Average	as Part of Publicly	May Yet Be Purchased
	Shares	Price	Announced Plans	Under the Plans or
Calendar Month	Purchased (1)	Paid per Share	or Programs	Programs
September 2017	13,636	$18.30	$—	$—
Total	13,636	$18.30	$—	$—

(1)
These common share withholdings and purchases were made to satisfy employee tax withholding and payment obligations of our officers and certain other RMR LLC employees in connection with the vesting of awards of our common shares. We withheld and purchased these shares at their fair market value based upon the trading price of our common shares at the close of trading on the Nasdaq on the purchase date.

Item 6. Exhibits

Exhibit Number	Description

3.1
Composite Copy of Amended and Restated Declaration of Trust, dated June 8, 2009, as amended to date. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.)

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

10.1
First Amendment to Credit Agreement, dated as of September 22, 2017, by and among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and each of the other financial institutions party thereto. (Filed herewith.)

12.1	Computation of Ratio of Earnings to Fixed Charges. (Filed herewith.)

31.1	Rule 13a-14(a) Certification. (Filed herewith.)

31.2	Rule 13a-14(a) Certification. (Filed herewith.)

31.3	Rule 13a-14(a) Certification. (Filed herewith.)

31.4	Rule 13a-14(a) Certification. (Filed herewith.)

32.1	Section 1350 Certification. (Furnished herewith.)

99.1	Letter dated as of October 2, 2017, between the Company and The RMR Group LLC, regarding Second Amended and Restated Business Management Agreement. (Filed herewith.)

101.1
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements, tagged as blocks of text and in detail. (Filed herewith.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOVERNMENT PROPERTIES INCOME TRUST

By:	/s/ David M. Blackman
David M. Blackman President and Chief Operating Officer
Dated: October 31, 2017

By:	/s/ Mark L. Kleifges
Mark L. Kleifges Chief Financial Officer and Treasurer (principal financial and accounting officer)
Dated: October 31, 2017