Form 10-K
period 2017-12-31
GOVERNMENT PROPERTIES INCOME TRUST
filed 2018-02-27
CIK 1456772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the voting common shares of beneficial interest, $.01 par value, or common shares, of the registrant held by non-affiliates was approximately $1.3 billion based on the $18.31 closing price per common share on The Nasdaq Stock Market LLC on June 30, 2017. For purposes of this calculation, an aggregate of 1,942,816 common shares held directly by, or by affiliates of, the trustees and the executive officers of the registrant have been included in the number of common shares held by affiliates.

Number of the registrant’s common shares outstanding as of February 23, 2018: 99,145,304.

References in this Annual Report on Form 10-K to the Company, GOV, we, us or our mean Government Properties Income Trust and its consolidated subsidiaries, unless the context indicates otherwise.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated by reference to our definitive Proxy Statement for the 2018 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended December 31, 2017.

WARNING CONCERNING FORWARD LOOKING STATEMENTS
THIS ANNUAL REPORT ON FORM 10-K CONTAINS STATEMENTS THAT CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER SECURITIES LAWS. ALSO, WHENEVER WE USE WORDS SUCH AS “BELIEVE”, “EXPECT”, “ANTICIPATE”, “INTEND”, “PLAN”, “ESTIMATE”, “WILL”, “MAY” AND NEGATIVES OR DERIVATIVES OF THESE OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS. THESE FORWARD LOOKING STATEMENTS ARE BASED UPON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, BUT FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR. FORWARD LOOKING STATEMENTS IN THIS REPORT RELATE TO VARIOUS ASPECTS OF OUR BUSINESS, INCLUDING:

•	OUR ACQUISITIONS AND SALES OF PROPERTIES,

•	OUR ABILITY TO COMPETE FOR ACQUISITIONS AND TENANCIES EFFECTIVELY,

•	THE LIKELIHOOD THAT OUR TENANTS WILL PAY RENT OR BE NEGATIVELY AFFECTED BY CYCLICAL ECONOMIC CONDITIONS OR GOVERNMENT BUDGET CONSTRAINTS,

•	THE LIKELIHOOD THAT OUR TENANTS WILL RENEW OR EXTEND THEIR LEASES AND NOT EXERCISE EARLY TERMINATION OPTIONS PURSUANT TO THEIR LEASES OR THAT WE WILL OBTAIN REPLACEMENT TENANTS,

•	THE LIKELIHOOD THAT OUR RENTS WILL INCREASE WHEN WE RENEW OR EXTEND OUR LEASES OR ENTER NEW LEASES,

•	OUR ABILITY TO PAY DISTRIBUTIONS TO OUR SHAREHOLDERS AND TO SUSTAIN THE AMOUNT OF SUCH DISTRIBUTIONS,

•	OUR EXPECTATION THAT WE BENEFIT FROM OUR OWNERSHIP INTEREST IN SELECT INCOME REIT, OR SIR,

•	OUR POLICIES AND PLANS REGARDING INVESTMENTS, FINANCINGS AND DISPOSITIONS,

•	THE FUTURE AVAILABILITY OF BORROWINGS UNDER OUR REVOLVING CREDIT FACILITY,

•
OUR EXPECTATION THAT THERE WILL BE OPPORTUNITIES FOR US TO ACQUIRE, AND THAT WE WILL ACQUIRE, ADDITIONAL PROPERTIES IN THE METROPOLITAN WASHINGTON, D.C. MARKET AREA OR ELSEWHERE, INCLUDING PROPERTIES THAT ARE MAJORITY LEASED TO GOVERNMENT TENANTS, GOVERNMENT CONTRACTOR TENANTS OR OTHER PRIVATE TENANTS,

•	OUR EXPECTATIONS REGARDING DEMAND FOR LEASED SPACE BY THE U.S. GOVERNMENT AND STATE AND LOCAL GOVERNMENTS,

•	OUR ABILITY TO RAISE DEBT OR EQUITY CAPITAL,

•	OUR ABILITY TO PAY INTEREST ON AND PRINCIPAL OF OUR DEBT,

•	OUR ABILITY TO APPROPRIATELY BALANCE OUR USE OF DEBT AND EQUITY CAPITAL,

•	OUR CREDIT RATINGS,

•	OUR EXPECTED BENEFITS FROM OUR ACQUISITION OF FIRST POTOMAC REALTY TRUST, OR FPO, AND SUCH ACQUISITION, THE FPO TRANSACTION,

•	OUR EXPECTATION THAT WE BENEFIT FROM OUR OWNERSHIP INTEREST IN AND OTHER RELATIONSHIPS WITH THE RMR GROUP INC., OR RMR INC.,

•	OUR EXPECTATION THAT WE BENEFIT FROM OUR OWNERSHIP INTEREST IN AND OTHER RELATIONSHIPS WITH AFFILIATES INSURANCE COMPANY, OR AIC, AND FROM OUR PARTICIPATION IN INSURANCE PROGRAMS ARRANGED BY AIC,

•	THE CREDIT QUALITIES OF OUR TENANTS,

•	OUR QUALIFICATION FOR TAXATION AS A REAL ESTATE INVESTMENT TRUST, OR REIT, AND

•	OTHER MATTERS.

i

OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY OUR FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS. FACTORS THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FORWARD LOOKING STATEMENTS AND UPON OUR BUSINESS, RESULTS OF OPERATIONS, FINANCIAL CONDITION, FUNDS FROM OPERATIONS, OR FFO, AVAILABLE FOR COMMON SHAREHOLDERS, NORMALIZED FUNDS FROM OPERATIONS, OR NORMALIZED FFO, AVAILABLE FOR COMMON SHAREHOLDERS, CONSOLIDATED PROPERTY NET OPERATING INCOME, OR NOI, CASH FLOWS, LIQUIDITY AND PROSPECTS INCLUDE, BUT ARE NOT LIMITED TO:

•	THE IMPACT OF CONDITIONS AND CHANGES IN THE ECONOMY AND THE CAPITAL MARKETS ON US AND OUR TENANTS,

•	COMPETITION WITHIN THE REAL ESTATE INDUSTRY, PARTICULARLY IN THOSE MARKETS IN WHICH OUR PROPERTIES ARE LOCATED AND WITH RESPECT TO GOVERNMENT TENANCIES,

•	THE IMPACT OF CHANGES IN THE REAL ESTATE NEEDS AND FINANCIAL CONDITIONS OF THE U.S. GOVERNMENT AND STATE AND LOCAL GOVERNMENTS,

•	COMPLIANCE WITH, AND CHANGES TO, FEDERAL, STATE AND LOCAL LAWS AND REGULATIONS, ACCOUNTING RULES, TAX LAWS AND SIMILAR MATTERS,

•	ACTUAL AND POTENTIAL CONFLICTS OF INTEREST WITH OUR RELATED PARTIES, INCLUDING OUR MANAGING TRUSTEE, THE RMR GROUP LLC, OR RMR LLC, RMR INC., SIR, AIC AND OTHERS AFFILIATED WITH THEM,

•	LIMITATIONS IMPOSED ON OUR BUSINESS AND OUR ABILITY TO SATISFY COMPLEX RULES IN ORDER FOR US TO QUALIFY FOR TAXATION AS A REIT FOR U.S. FEDERAL INCOME TAX PURPOSES, AND

•	ACTS OF TERRORISM, OUTBREAKS OF SO CALLED PANDEMICS OR OTHER MANMADE OR NATURAL DISASTERS BEYOND OUR CONTROL.
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

•
OUR ABILITY TO GROW OUR BUSINESS AND INCREASE OUR DISTRIBUTIONS DEPENDS IN LARGE PART UPON OUR ABILITY TO BUY PROPERTIES AND LEASE THEM FOR RENTS, LESS THEIR PROPERTY OPERATING COSTS, THAT EXCEED OUR CAPITAL COSTS. WE MAY BE UNABLE TO IDENTIFY PROPERTIES THAT WE WANT TO ACQUIRE OR TO NEGOTIATE ACCEPTABLE PURCHASE PRICES, ACQUISITION FINANCING OR LEASE TERMS FOR NEW PROPERTIES,

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

•	RENTS THAT WE CAN CHARGE AT OUR PROPERTIES MAY DECLINE BECAUSE OF CHANGING MARKET CONDITIONS OR OTHERWISE,

•	CONTINGENCIES IN OUR ACQUISITION AND SALE AGREEMENTS MAY NOT BE SATISFIED AND OUR PENDING ACQUISITIONS AND SALES MAY NOT OCCUR, MAY BE DELAYED OR THE TERMS OF SUCH TRANSACTIONS MAY CHANGE,

•	WE MAY FAIL TO SELL PROPERTIES THAT WE IDENTIFY FOR SALE OR WE MAY REALIZE LOSSES ON ANY SUCH SALES OR IN CONNECTION WITH DECISIONS TO PURSUE SELLING CERTAIN OF OUR PROPERTIES,

•
CONTINUED AVAILABILITY OF BORROWINGS UNDER OUR REVOLVING CREDIT FACILITY IS SUBJECT TO OUR SATISFYING CERTAIN FINANCIAL COVENANTS AND OTHER CUSTOMARY CREDIT FACILITY CONDITIONS THAT WE MAY BE UNABLE TO SATISFY,

•	ACTUAL COSTS UNDER OUR REVOLVING CREDIT FACILITY OR OTHER FLOATING RATE DEBT WILL BE HIGHER THAN LIBOR PLUS A PREMIUM BECAUSE OF FEES AND EXPENSES ASSOCIATED WITH SUCH DEBT,

•
THE INTEREST RATES PAYABLE UNDER OUR FLOATING RATE DEBT OBLIGATIONS DEPEND UPON OUR CREDIT RATINGS. BOTH MOODY'S INVESTORS SERVICE, OR MOODY'S, AND STANDARD & POOR'S RATINGS SERVICES, OR S&P, HAVE RECENTLY UPDATED OUR RATING OUTLOOK TO NEGATIVE, WHICH MAY IMPLY THAT OUR CREDIT RATINGS MAY BE DOWNGRADED. IF OUR CREDIT RATINGS ARE DOWNGRADED, OUR BORROWING COSTS WILL INCREASE,

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

•
WE MAY FAIL TO EXECUTE SUCCESSFULLY ON THE EXPANDED BUSINESS STRATEGY OR INCREASED SCALE RESULTING FROM THE FPO TRANSACTION AND THEREFORE MAY NOT REALIZE THE BENEFITS WE EXPECT FROM THE FPO TRANSACTION,

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

•	AS OF DECEMBER 31, 2017, WE HAVE ESTIMATED UNSPENT LEASING RELATED OBLIGATIONS OF $31.3 MILLION. OUR UNSPENT LEASING RELATED OBLIGATIONS MAY COST MORE OR

LESS AND MAY TAKE LONGER TO COMPLETE THAN WE CURRENTLY EXPECT, AND WE MAY INCUR INCREASED AMOUNTS FOR THESE AND SIMILAR PURPOSES IN THE FUTURE.
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

GOVERNMENT PROPERTIES INCOME TRUST
2017 FORM 10-K ANNUAL REPORT

v

PART I
Item 1.  Business
The Company.  We are a real estate investment trust, or REIT, formed in 2009 under Maryland law.  As of December 31, 2017, we wholly owned 108 properties (167 buildings) and had a noncontrolling ownership interest in two properties (three buildings) through two unconsolidated joint ventures in which we own 50% and 51% interests. As of December 31, 2017, our consolidated properties have an undepreciated carrying value of approximately $3.0 billion and a depreciated carrying value of approximately $2.6 billion. Our 108 consolidated properties have approximately 17.5 million rentable square feet.
As of December 31, 2017, we also owned 24,918,421 common shares of beneficial interest, par value $.01 per share, of Select Income REIT, or SIR, or approximately 27.8% of the then outstanding common shares of SIR.  SIR is a REIT which primarily owns single tenant, net leased properties. As of December 31, 2017 our investment in SIR had a market value of approximately $626.2 million and a carrying value of approximately $467.5 million.  See Note 12 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K for more information regarding our investment in SIR.  We account for our investment in SIR under the equity method.
Our principal executive offices are located at Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts 02458-1634, and our telephone number is (617) 219-1440.
Acquisition of First Potomac Realty Trust. On October 2, 2017, we completed our acquisition of First Potomac Realty Trust, or FPO, pursuant to merger transactions, as a result of which we acquired 35 office properties (72 buildings) with approximately 6.0 million rentable square feet, and two properties (three buildings) with approximately 0.4 million rentable square feet owned by joint ventures in which we acquired FPO's 50% and 51% interests, or collectively, the FPO Transaction. The aggregate value we paid for FPO was approximately $1.4 billion, including approximately $651.7 million in cash to FPO shareholders, the repayment of approximately $483.0 million of FPO corporate debt, the assumption of approximately$167.5 million of FPO mortgage debt; this amount excludes the $82.0 million of mortgage debt that encumbers the two joint venture properties and the payment of certain transaction fees and expenses, net of FPO cash on hand. See Notes 5, 9 and 11 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K for more information regarding the FPO Transaction and our related financing activities.

Our Business.  Our business plan is to maintain our properties, seek to extend or enter new leases as leases approach expiration, enter new leases for our vacant space and selectively acquire additional properties. As our current leases expire, we will attempt to renew our leases with existing tenants or to enter leases with new tenants, in both circumstances at rents equal to or higher than the rents we now receive. Our ability to renew leases with our existing tenants or to enter new leases with new tenants and the rents we are able to charge will depend in large part upon market conditions which are generally beyond our control. We may also selectively dispose of properties when we determine that our continued ownership will not achieve desired returns or if we determine that we have uses for the sale proceeds which will meet our other business objectives.
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
Our external growth strategy is defined by our investment policies, including our acquisition, disposition and financing policies.  Our investment, acquisition, disposition and financing policies are established by our Board of Trustees and may be changed by our Board of Trustees at any time without shareholder approval.
Our Investment Policies

Our investment objectives include increasing cash flow by acquiring properties that produce yields that are greater than our cost of capital in order to increase per share distributions to our shareholders. To achieve these objectives, we seek to: maintain a strong capital base of shareholders’ equity; invest in quality properties with strong credit quality tenants; use moderate debt leverage to fund additional investments; when market conditions permit, refinance debt with additional equity or long term debt; and pursue diversification so that our cash flow from operations comes from diverse properties and tenants.

Acquisition Policies. We currently expect to acquire additional properties that are majority leased to government tenants or government contractor tenants outside the metropolitan Washington, D.C. market area and government tenants and private sector tenants within the metropolitan Washington D.C. market area. We expect to use the extensive nationwide resources of our manager, The RMR Group LLC, a Maryland limited liability company, or RMR LLC, to locate and acquire such properties. We believe that current government budgetary methodology, spending priorities, and the current U.S. presidential administration's views on the size and scope of government employment have resulted in a decrease in government employment, government tenants reducing their space utilization per employee and consolidation into existing government owned properties, thereby reducing the demand for government leased space. Although we believe that we will be able to locate and acquire additional properties that are majority leased to government tenants, our acquisition of FPO enabled us to expand our business strategy to include the acquisition, ownership and operation of office properties leased to both government and private sector tenants in the metropolitan Washington, D.C. market area. The metropolitan Washington, D.C. market area is one of the largest office markets in the United States and the nation’s largest beneficiary of spending by the U.S. government. We expect to acquire additional properties primarily for the purpose of realizing income from the operations of those properties rather than to realize capital gains by selling those properties.

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

•the growth, tax and regulatory environments of the market in which the property is located;

•the current or potential market position of the property;

•the current and expected future space utilization at the property by its tenant(s);

•the remaining term of the leases at the property and other lease terms;

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

•the location of the property;

•the type (e.g., office vs. industrial) of the property;

•the use and size of the property;

•the proposed acquisition price of the property;

•the estimated replacement cost of the property;

•	our weighted average long term cost of capital compared to the projected returns we may realize by owning the property;

•the pricing of comparable properties as evidenced by recent arm’s length market sales; and

•the existence of alternative sources, uses or needs for our capital, including our debt leverage.

Other Acquisitions. We prefer wholly owned investments in fee interests. However, circumstances may arise in which we may invest in leaseholds, joint ventures, mortgages and other real estate interests. In connection with the FPO Transaction, we acquired FPO's 50% and 51% interests in two unconsolidated joint ventures. In the future, we may invest in or enter into additional real estate joint ventures if we conclude that by doing so we may benefit from the participation of co-venturers, or that our opportunity to participate in the investment is contingent on the use of a joint venture structure or that pre-existing joint venture arrangements may be part of an acquisition we wish to make, such as the FPO Transaction. We may invest in participating, convertible or other types of mortgages if we conclude that by doing so, we may benefit from the cash flow or appreciation in the value of a property which is not available for purchase.

The FPO Transaction was a significant acquisition for us and we may in the future consider the possibility of entering into mergers or strategic combinations with other companies. A principal goal of any such transaction may be to further diversify our revenue sources and increase our cash flow from operations.

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

Our Board of Trustees may change our acquisition policies without a vote of, or notice to, our shareholders.

Disposition Policies. We generally consider ourselves to be a long term owner of properties and are more interested in the long term earnings potential of our properties than selling properties for short term gains. However, from time to time, we consider the sale of properties. We make disposition decisions based on a number of factors including, but not limited to, the following:

•	the occupancy of the property;

•	the remaining length of the current leases and its (their) other terms;

•	our expectation regarding tenant lease renewals or the likelihood of finding (a) replacement tenant(s) if the property has significant vacancies or is likely to become substantially vacant;

•	the future expected space utilization of the tenant(s) and the potential impact that may have on occupancy at the property;

•
the potential costs associated with finding (a) replacement tenant(s), including tenant improvements, leasing commissions and concessions, the cost to operate the property while vacant and building improvement capital, as compared to our projected returns from future rents;

•	our evaluation of future rent for the property relative to leasing costs;

•	the capital required to maintain the property;

•	the strategic fit of the property or investment with the rest of our portfolio;

•	the estimated value we may receive by selling the property;

•	our intended use of the proceeds we may realize from the sale of a property;

•	the proposed sale price;

•	our financial position and needs from time to time; and

•	the existence of alternative sources, uses or needs for capital, including our debt leverage.

As part of our long term financing plans for the FPO Transaction and to reduce our financial leverage, we expect to dispose of certain properties. We have entered agreements to sell three properties (three buildings) for an aggregate contract price of $39.0 million. We are marketing or plan to market for sale 28 additional properties (61 buildings) including properties acquired as part of the FPO Transaction, with a carrying value of $658.2 million as of December 31, 2017. We cannot be sure we will sell any properties or sell them for prices in excess of our carrying values.

Our Board of Trustees may change our disposition policies at any time without a vote of, or notice to, our shareholders.

Our Financing Policies

To qualify for taxation as a REIT under the United States Internal Revenue Code of 1986, as amended, or the IRC, we must distribute at least 90% of our annual REIT taxable income (excluding net capital gains). Accordingly, we generally will not be able to retain sufficient cash to fund our operations, repay our debts, invest in our properties and fund acquisitions and development or redevelopment efforts. Instead, we expect to repay our debts, invest in our properties and fund acquisitions and development or redevelopment efforts with borrowings under our revolving credit facility, proceeds from equity or debt securities we may issue, cash distributions we may receive on our SIR common shares or retained cash from operations that may exceed our distributions paid. To the extent we obtain additional debt financing, we may do so on an unsecured or a secured basis. We may seek to obtain lines of credit or to issue securities senior to our common shares, including preferred shares or debt securities, which may be convertible into our common shares or be accompanied by warrants to purchase our common shares. We may also finance acquisitions by assuming debt or through the issuance of equity or other securities. The proceeds from any of our financings may be used to pay distributions, to provide working capital, to refinance existing indebtedness or to finance acquisitions and expansions of existing or new properties.

Although there are no limitations in our organizational documents on the type or amount of indebtedness we may incur, the borrowing limitations established by the covenants in the credit agreement governing our revolving credit facility and term loans, or our credit agreement, and our senior unsecured notes indentures and their supplements currently restrict our ability to incur indebtedness and require us to maintain certain financial ratios. However, we may seek to amend these covenants or seek replacement financings with less restrictive covenants. In the future, we may decide to seek changes in the financial covenants which currently restrict our debt leverage based upon then current economic conditions, the relative availability and costs of debt versus equity capital and our need for capital to take advantage of acquisition opportunities or otherwise.

We currently have a $750 million unsecured revolving credit facility, or our revolving credit facility, that we use for working capital and general business purposes, including to fund acquisitions. In some instances, we may assume outstanding mortgage debt in connection with our acquisitions or place new mortgages on properties we own. For more information regarding our financing sources and activities, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Our Investment and Financing Liquidity and Resources” of this Annual Report on Form 10-K.

Generally, we intend to manage our leverage in a way that may allow us to maintain “investment grade” ratings from nationally recognized statistical rating organizations. As part of the FPO Transaction, our leverage increased through our assumption and issuance of additional debt. As noted above, we intend to dispose of certain properties in order to reduce our debt leverage. However, we cannot be sure that we will be successful in these efforts or be able to maintain our investment grade ratings.

Our Board of Trustees may change our financing policies at any time without a vote of, or notice to, our shareholders.
Employees

We have no employees. Services which would otherwise be provided to us by employees are provided by RMR LLC and by our Managing Trustee and officers. As of February 1, 2018, RMR LLC had over 550 full time employees in its headquarters and regional offices located throughout the United States.
Other Information

Our Manager.   RMR Inc. is a holding company and substantially all of its business is conducted by its majority owned subsidiary, RMR LLC.  Adam Portnoy, our Managing Trustee, as the current sole trustee of ABP Trust is the controlling shareholder of RMR Inc. He is also a director and an officer of RMR Inc.  Barry Portnoy was our other Managing Trustee and a director and an officer of RMR Inc. until his death on February 25, 2018. Our day to day operations are conducted by RMR LLC.  RMR LLC originates and presents investment and divestment opportunities to our Board of Trustees and provides management and administrative services to us. RMR LLC has a principal place of business at Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts 02458-1634, and its telephone number is (617) 796-8390.  RMR LLC or its subsidiaries also acts as the manager to SIR, Industrial Logistics Properties Trust, or ILPT, Hospitality Properties Trust, or HPT, and Senior Housing Properties Trust, or SNH, and Tremont Mortgage Trust, or TRMT, and provides management and other services to other private and public companies, including Five Star Senior Living Inc., or Five Star, TravelCenters of America LLC, or TA, and Sonesta International Hotels Corporation, or Sonesta.  As of the date of this Annual Report on Form 10-K, the executive officers of RMR LLC are: Adam Portnoy, President and Chief Executive Officer; David M. Blackman, Executive Vice President; Jennifer B. Clark, Executive Vice President, General Counsel and Secretary; David J. Hegarty, Executive Vice President; Matthew P. Jordan, Executive Vice President; Mark L. Kleifges, Executive Vice President; Bruce J. Mackey Jr., Executive Vice President; John G. Murray, Executive Vice President; John C. Popeo, Executive Vice President; and Andrew J. Rebholz, Executive Vice President.  David M. Blackman and Mark L. Kleifges are also our executive officers.  Messrs. Blackman and Kleifges and other officers of RMR LLC also serve as officers of other companies to which RMR LLC provides management services.
Competition.  Investing in and operating office buildings and maintaining relationships with government, government contractor and other tenants and attracting new tenants is a highly competitive business. We compete against other REITs, numerous financial institutions, individuals and public and private companies, including entities funded by both domestic and foreign capital, who are actively engaged in this business. Also, we compete for investments based on a number of factors including purchase prices, closing terms, underwriting criteria and our reputation. Our ability to successfully compete is also materially impacted by the availability and cost of capital to us. We do not believe we have a dominant position in any of the geographic markets in which we operate, but some of our competitors are dominant in selected markets. Some of our competitors may have greater financial and other resources than we have. We believe we have some competitive advantages in leasing to government tenants and purchasing government leased properties because of our experience and familiarity with government leasing procedures. We also believe the experience and abilities of our management and the quality of our properties may afford us some competitive advantages and allow us to operate our business successfully despite the competitive nature of our business.
For additional information about competition and other risks associated with our business, please see “Risk Factors” in this Annual Report on Form 10-K.
Environmental Matters.  Under various laws, owners as well as tenants and operators of real estate may be required to investigate and clean up or remove hazardous substances present at or migrating from properties they own, lease or operate and may be held liable for property damage or personal injuries that result from hazardous substances. These laws also expose us to the possibility that we may become liable to governmental agencies or third parties for costs and damages they incur in connection with hazardous substances. It is our usual practice to obtain and review “Phase I” environmental surveys prior to our acquisition of properties in order to assess the possible presence of and cost of removing hazardous substances. Certain of our buildings contain asbestos. We believe any asbestos in our buildings is contained in accordance with current regulations, and we have no current plans to remove it. If we remove the asbestos or renovate or demolish these properties, certain environmental regulations govern the manner in which the asbestos must be handled and removed. We do not believe that there are environmental conditions at any of our properties that have had or will have a material adverse effect on us. However, we cannot be sure that conditions are not present at our properties or that costs we may be required to incur in the future to remediate contamination will not have a material adverse effect on our business or financial condition. For more information, see “Risk Factors—Risks Related to Our Business—Ownership of real estate is subject to environmental risks.”
In reaction to the Energy Policy Act of 2005, the U.S. Government has instituted “green lease” policies which include the “Promotion of Energy Efficiency and Use of Renewable Energy” as one of the factors it considers when leasing property. The Energy Independence and Security Act of 2007 also allows the General Services Administration, or GSA, to give preference to buildings for lease that have received an “ENERGY STAR” certification. The ENERGY STAR program is a joint program of the U.S. Environmental Protection Agency and the U.S. Department of Energy which is focused on promoting energy efficient products and buildings.  Buildings that reach a specified level of energy efficiency may receive the ENERGY STAR recognition for a period of 12 months before the requirement that they be recertified.  Furthermore, certain buildings are not eligible for ENERGY STAR certification.  For example, lab uses, medical office buildings and buildings less than 50% occupied cannot be ENERGY STAR certified.  For the year ended December 31, 2017, 69 of our consolidated buildings with an aggregate of 8,637,564 rentable square feet (45.4% and 50.1% of our eligible consolidated buildings and eligible consolidated rentable square feet, respectively) were ENERGY STAR certified.

The U.S. Government’s “green lease” policies also permit government tenants to require leadership in energy and environmental design, or LEED®, designation in selecting new premises or renewing leases at existing premises. The LEED® designation program is administered by the U.S. Green Building Council, a nonprofit organization focused on promoting environmental sustainability for the built environment.  Buildings that reach specified levels of sustainability may receive a LEED® designation. As of December 31, 2017, 25 of our consolidated buildings with an aggregate of 3,602,853 rentable square feet (15.5% and 20.6% of our total consolidated buildings and total consolidated rentable square feet, respectively) were LEED® designated.
We and our manager, RMR LLC, continuously study ways to improve energy efficiency and reduce environmental impacts at our properties.  We and RMR LLC are members of the ENERGY STAR Partner program and RMR LLC is a member of the U.S. Green Building Council. We believe our effort to obtain additional ENERGY STAR labels and/or LEED® designations and manage our properties in a sustainable manner benefit our business while also bettering the environment. We are also monitoring the U.S. presidential administration policies and practices for potential changes to "green lease" policies. For more information, see “Risk Factors—Risks Related to Our Business—The U.S. Government’s “green lease” policies may adversely affect us.”
Insurance.    We generally have insurance coverage for our properties and the operations conducted on them, including for casualty, liability, fire and extended coverage. We participate with RMR LLC and other companies to which RMR LLC provides management services in a combined property insurance program through Affiliates Insurance Company, or AIC, and with respect to which AIC is an insurer or a reinsurer of certain coverage amounts. We also participate with RMR Inc. and other companies managed by RMR LLC in a partial joint program for director and liability insurance as well as purchasing such insurance for our own account. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Related Person Transactions” and Note 7 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
Segment Information. We operate in two business segments: direct ownership of real estate properties and our equity method investment in SIR. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
Internet Website.  Our internet website address is www.govreit.com. Copies of our governance guidelines, code of business conduct and ethics, or Code of Conduct, and the charters of our audit, compensation and nominating and governance committees are posted on our website and also may be obtained free of charge by writing to our Secretary, Government Properties Income Trust, Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts, 02458-1634 or at our website. We also have a policy outlining procedures for handling concerns or complaints about accounting, internal accounting controls or auditing matters and a governance hotline accessible on our website that shareholders can use to report concerns or complaints about accounting, internal accounting controls or auditing matters or violations or possible violations of our Code of Conduct. We make available, free of charge, on our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after these forms are filed with, or furnished to, the Securities and Exchange Commission, or SEC. Security holders may send communications to our Board of Trustees or individual Trustees by writing to the party for whom the communication is intended at c/o Secretary, Government Properties Income Trust, Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts 02458-1634 or email secretary@govreit.com. Our website address is included several times in this Annual Report on Form 10-K as textual references only and the information in our website is not incorporated by reference into this Annual Report on Form 10-K.
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

•	a person who owns 10% or more (by vote or value, directly or constructively under the IRC) of any class of our shares;

•	a U.S. expatriate;

•	a non-U.S. shareholder (as defined below) whose investment in our shares is effectively connected with the conduct of a trade or business in the United States;

•	a nonresident alien individual present in the United States for 183 days or more during an applicable taxable year;

•	a “qualified shareholder” (as defined in Section 897(k)(3)(A) of the IRC);

•	a “qualified foreign pension fund” (as defined in Section 897(l)(2) of the IRC) or any entity wholly owned by one or more qualified foreign pension funds;

•	a person subject to special tax accounting rules as a result of their use of applicable financial statements (within the meaning of Section 451(b)(3) of the IRC); or

•	except as specifically described in the following summary, a trust, estate, tax-exempt entity or foreign person.

The sections of the IRC that govern the federal income tax qualification and treatment of a REIT and its shareholders are complex. This presentation is a summary of applicable IRC provisions, related rules and regulations, and administrative and judicial interpretations, all of which are subject to change, possibly with retroactive effect. Future legislative, judicial or administrative actions or decisions could also affect the accuracy of statements made in this summary. We have not received a ruling from the U.S. Internal Revenue Service, or the IRS, with respect to any matter described in this summary, and we cannot be sure that the IRS or a court will agree with all of the statements made in this summary. The IRS could, for example, take a different position from that described in this summary with respect to our acquisitions, operations, valuations, restructurings or other matters, which, if a court agreed, could result in significant tax liabilities for applicable parties. In addition, this summary is not exhaustive of all possible tax considerations, and does not discuss any estate, gift, state, local or foreign tax considerations. For all these reasons, we urge you and any holder of or prospective acquiror of our shares to consult with a tax advisor about the federal income tax and other tax consequences of the acquisition, ownership and disposition of our shares. Our intentions and beliefs described in this summary are based upon our understanding of applicable laws and regulations that are in effect as of the date of this Annual Report on Form 10-K. If new laws or regulations are enacted which impact us directly or indirectly, we may change our intentions or beliefs.

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

whose status as a U.S. shareholder is not overridden by an applicable tax treaty. Conversely, a “non-U.S. shareholder” is a beneficial owner of our shares other than an entity (or other arrangement) treated as a partnership for federal income tax purposes or a U.S. shareholder.

If any entity (or other arrangement) treated as a partnership for federal income tax purposes holds our shares, the tax treatment of a partner in the partnership generally will depend upon the status of the partner and the activities of the partnership. Any entity (or other arrangement) treated as a partnership for federal income tax purposes that is a holder of our shares and the partners in such a partnership (as determined for federal income tax purposes) are urged to consult their own tax advisors about the federal income tax consequences and other tax consequences of the acquisition, ownership and disposition of our shares.
Acquisition of FPO
As discussed above, we acquired FPO and its operating partnership in 2017. As a result of the FPO Transaction, we are treated for federal income tax purposes as having acquired the assets of FPO for the cash that we paid plus the assumption of FPO’s liabilities, after which FPO was treated as liquidating and distributing the cash to its shareholders. FPO recognized gain or loss on the disposition of its assets based on the sum of the cash paid by us and the value of the liabilities assumed by us. This gain or loss plus FPO’s operating income was offset fully by the dividends paid deduction available to liquidating REITs in their final taxable year. Our initial tax basis in the assets of FPO equaled the sum of the cash we paid to the holders of FPO common shares in conjunction with the FPO Transaction, the value of FPO’s liabilities that we assumed, and the acquisition costs that we capitalized for income tax purposes.

The assets that we acquired in the FPO Transaction generally (a) qualify as real estate assets that satisfy the REIT asset tests that are described below under the heading “—REIT Qualification Requirements—Asset Tests,” and (b) generate gross income that satisfies the REIT gross income tests that are described below under the heading “—REIT Qualification Requirements—Income Tests.” As a result, we believe that our acquisition of FPO’s assets has not and will not materially impact our qualification for taxation as a REIT.

As a condition of the closing of the FPO Transaction, FPO’s counsel provided us with an opinion that FPO had been organized and had operated in conformity with the requirements for qualification and taxation as a REIT under the IRC. If, contrary to that opinion and our expectation, FPO failed to qualify for taxation as a REIT for U.S. federal income tax purposes for any applicable period, then we may inherit significant tax liabilities in the FPO Transaction because, as the successor by merger to FPO, we would generally inherit any corporate income tax liabilities of FPO, including penalties and interest.

It is unclear whether the IRC provisions that are generally available to remediate REIT compliance failures will be available to us as a successor in respect of any determination that FPO failed to qualify for taxation as a REIT. If and to the extent the remedial provisions are available to us to address FPO’s REIT qualification and taxation for the applicable period prior to or including the FPO Transaction, we may incur significant cash outlays in connection with the remediation, possibly including (a) required distribution payments to shareholders and associated interest payments to the IRS and (b) tax and interest payments to the IRS and state and local tax authorities.

FPO’s failure before the FPO Transaction to have qualified for taxation as a REIT and our efforts to remedy any such failure could have a material adverse effect on our financial condition and results of operations.
Taxation as a REIT
We have elected to be taxed as a REIT under Sections 856 through 860 of the IRC, commencing with our 2009 taxable year. Our REIT election, assuming continuing compliance with the then applicable qualification tests, has continued and will continue in effect for subsequent taxable years. Although we cannot be sure, we believe that from and after our 2009 taxable year we have been organized and have operated, and will continue to be organized and to operate, in a manner that qualified us and will continue to qualify us to be taxed as a REIT under the IRC.
As a REIT, we generally are not subject to federal income tax on our net income distributed as dividends to our shareholders. Distributions to our shareholders generally are included in our shareholders’ income as dividends to the extent of our available current or accumulated earnings and profits. Our dividends are not generally entitled to the preferential tax rates on qualified dividend income, but a portion of our dividends may be treated as capital gain dividends or as qualified dividend income, all as explained below. However, for taxable years beginning after 2017 and before 2026 and pursuant to the deduction-without-outlay mechanism of Section 199A of the IRC, our noncorporate shareholders will be eligible for lower effective tax rates on our dividends that are not treated as capital gain dividends or as qualified dividend income. No portion of any of our dividends is eligible for the dividends received deduction for corporate shareholders. Distributions in excess of our current or accumulated earnings and profits generally are treated for federal income tax purposes as returns of capital to the extent of a recipient shareholder’s basis in our shares, and will reduce this basis. Our current or accumulated earnings and profits are generally allocated first to distributions made on our preferred shares, of which there are none outstanding at this time, and thereafter to distributions made on our common shares. For all these purposes, our distributions include cash distributions, any in kind distributions of property that we might make, and deemed or constructive distributions resulting from capital market activities (such as some redemptions), as described below.

Our counsel, Sullivan & Worcester LLP, is of the opinion that we have been organized and have qualified for taxation as a REIT under the IRC for our 2009 through 2017 taxable years, and that our current and anticipated investments and plan of operation will enable us to continue to meet the requirements for qualification and taxation as a REIT under the IRC. Our counsel’s opinions are conditioned upon the assumption that our leases, our declaration of trust and all other legal documents to which we have been or are a party have been and will be complied with by all parties to those documents, upon the accuracy and completeness of the factual matters described in this Annual Report on Form 10-K and upon representations made by us to our counsel as to certain factual matters relating to our organization and operations and our expected manner of operation. If this assumption or a description or representation is inaccurate or incomplete, our counsel’s opinions may be adversely affected and may not be relied upon. The opinions of our counsel are based upon the law as it exists today, but the law may change in the future, possibly with retroactive effect. Given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, and the possibility of future changes in our circumstances, neither Sullivan & Worcester LLP nor we can be sure that we will qualify as or be taxed as a REIT for any particular year. Any opinion of Sullivan & Worcester LLP as to our qualification or taxation as a REIT will be expressed as of the date issued. Our counsel will have no obligation to advise us or our shareholders of any subsequent change in the matters stated, represented or assumed, or of any subsequent change in the applicable law. Also, the opinions of our counsel are not binding on either the IRS or a court, and either could take a position different from that expressed by our counsel.

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

If we qualify for taxation as a REIT and meet the tests described below, we generally will not pay federal income tax on amounts we distribute to our shareholders. However, even if we qualify for taxation as a REIT, we may still be subject to federal tax in the following circumstances, as described below:

•
We will be taxed at regular corporate income tax rates on any undistributed “real estate investment trust taxable income,” determined by including our undistributed ordinary income and net capital gains, if any.

•
If we have net income from the disposition of “foreclosure property,” as described in Section 856(e) of the IRC, that is held primarily for sale to customers in the ordinary course of a trade or business or other nonqualifying income from foreclosure property, we will be subject to tax on this income at the highest regular corporate income tax rate.

•
If we have net income from “prohibited transactions”—that is, dispositions at a gain of inventory or property held primarily for sale to customers in the ordinary course of a trade or business other than dispositions of foreclosure property and other than dispositions excepted by statutory safe harbors—we will be subject to tax on this income at a 100% rate.

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

•
If we fail to satisfy any of the REIT asset tests described below (other than a de minimis failure of the 5% or 10% asset tests) due to reasonable cause and not due to willful neglect, but nonetheless maintain our qualification for taxation as a REIT because of specified cure provisions, we will be subject to a tax equal to the greater of $50,000 or the highest regular corporate income tax rate multiplied by the net income generated by the nonqualifying assets that caused us to fail the test.

•
If we fail to satisfy any provision of the IRC that would result in our failure to qualify for taxation as a REIT (other than violations of the REIT gross income tests or violations of the REIT asset tests described below) due to reasonable cause and not due to willful neglect, we may retain our qualification for taxation as a REIT but will be subject to a penalty of $50,000 for each failure.

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

•
If it is determined that FPO failed to satisfy one or more of the REIT tests described below, the IRS might allow us, as FPO’s successor, the same opportunity for relief as though we were the remediating REIT. In such case, FPO would be deemed to have retained its qualification for taxation as a REIT and the relevant penalties or sanctions for remediation would fall upon us in a manner comparable to the above.

•
As discussed below, we are invested in real estate through a subsidiary that we believe qualifies for taxation as a REIT. If it is determined that this entity failed to qualify for taxation as a REIT, we may fail one or more of the REIT asset tests. In such case, we expect that we would be able to avail ourselves of the relief provisions described below, but would be subject to a tax equal to the greater of $50,000 or the highest regular corporate income tax rate multiplied by the net income we earned from this subsidiary.

If we fail to qualify for taxation as a REIT in any year, then we will be subject to federal income tax in the same manner as a regular C corporation. Further, as a regular C corporation, distributions to our shareholders will not be deductible by us, nor will distributions be required under the IRC. Also, to the extent of our current and accumulated earnings and profits, all distributions to our shareholders will generally be taxable as ordinary dividends potentially eligible for the preferential tax rates discussed below under the heading “—Taxation of Taxable U.S. Shareholders” and, subject to limitations in the IRC, will be potentially eligible for the dividends received deduction for corporate shareholders. Finally, we will generally be disqualified from taxation as a REIT for the four taxable years following the taxable year in which the termination of our REIT status is effective. Our failure to qualify for taxation as a REIT for even one year could result in us reducing or eliminating distributions to our shareholders, or in us incurring substantial indebtedness or liquidating substantial investments in order to pay the resulting corporate-level income taxes. Relief provisions under the IRC may allow us to continue to qualify for taxation as a REIT even if we fail to comply with various REIT requirements, all as discussed in more detail below. However, it is impossible to state whether in any particular circumstance we would be entitled to the benefit of these relief provisions.

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

Section 856(b) of the IRC provides that conditions (1) through (4) must be met during the entire taxable year and that condition (5) must be met during at least 335 days of a taxable year of 12 months, or during a proportionate part of a taxable year of less than 12 months. Although we cannot be sure, we believe that we have met conditions (1) through (7) during each of the requisite periods ending on or before the close of our most recently completed taxable year, and that we will continue to meet these conditions in our current and future taxable years.

To help comply with condition (6), our declaration of trust restricts transfers of our shares that would otherwise result in concentrated ownership positions. These restrictions, however, do not ensure that we have previously satisfied, and may not ensure that we will in all cases be able to continue to satisfy, the share ownership requirements described in condition (6). If we comply with applicable Treasury regulations to ascertain the ownership of our outstanding shares and do not know, or by exercising reasonable diligence would not have known, that we failed condition (6), then we will be treated as having met condition (6). Accordingly, we have complied and will continue to comply with these regulations, including by requesting annually from holders of significant percentages of our shares information regarding the ownership of our shares. Under our declaration of trust, our shareholders are required to respond to these requests for information. A shareholder that fails or refuses to comply with the request is required by Treasury regulations to submit a statement with its federal income tax return disclosing its actual ownership of our shares and other information.

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

Our Wholly Owned Subsidiaries and Our Investments Through Partnerships. Except in respect of a TRS as discussed below, Section 856(i) of the IRC provides that any corporation, 100% of whose stock is held by a REIT and its disregarded subsidiaries, is a qualified REIT subsidiary and shall not be treated as a separate corporation for U.S. federal income tax purposes. The assets, liabilities and items of income, deduction and credit of a qualified REIT subsidiary are treated as the REIT’s. We believe that each of our direct and indirect wholly owned subsidiaries, other than the TRSs discussed below (and entities owned in whole or in part by the TRSs), will be either a qualified REIT subsidiary within the meaning of Section 856(i) of the IRC or a noncorporate entity that for federal income tax purposes is not treated as separate from its owner under Treasury regulations issued under Section 7701 of the IRC, each such entity referred to as a QRS. Thus, in applying all of the REIT qualification requirements described in this summary, all assets, liabilities and items of income, deduction and credit of our QRSs are treated as ours, and our investment in the stock and other securities of such QRSs will be disregarded.

We have invested and may in the future invest in real estate through one or more entities that are treated as partnerships for federal income tax purposes. In the case of a REIT that is a partner in a partnership, Treasury regulations under the IRC provide that, for purposes of the REIT qualification requirements regarding income and assets described below, the REIT is generally deemed to own its proportionate share, based on respective capital interests, of the income and assets of the partnership (except that for purposes of the 10% value test, described below, the REIT’s proportionate share of the partnership’s assets is based on its proportionate interest in the equity and specified debt securities issued by the partnership). In addition, for these purposes, the character of the assets and items of gross income of the partnership generally remains the same in the hands of the REIT. In contrast, for purposes of the distribution requirements discussed below, we must take into account as a partner our share of the partnership’s income as determined under the general federal income tax rules governing partners and partnerships under Sections 701 through 777 of the IRC.

Subsidiary REITs. When a subsidiary qualifies for taxation as a REIT separate and apart from its REIT parent, the subsidiary’s shares are qualifying real estate assets for purposes of the REIT parent’s 75% asset test described below. However, failure of the subsidiary to separately satisfy the various REIT qualification requirements described in this summary or that are otherwise applicable (and failure to qualify for the applicable relief provisions) would generally result in (a) the subsidiary being subject to regular U.S. corporate income tax, as described above, and (b) the REIT parent’s ownership in the subsidiary (i) ceasing to be qualifying real estate assets for purposes of the 75% asset test, (ii) becoming subject to the 5% asset test, the 10% vote test and the 10% value test generally applicable to a REIT’s ownership in corporations other than REITs and TRSs, and (iii) thereby jeopardizing the REIT parent’s own REIT qualification and taxation on account of the subsidiary’s failure cascading up to the REIT parent, all as described under “—Asset Tests” below.

We own a substantial amount of the outstanding common shares of SIR, which we believe has qualified and will remain qualified for taxation as a REIT under the IRC. In addition, we have invested and may in the future invest in real estate through one or more other subsidiary entities that have intended and are intended to qualify for taxation as REITs. We have made protective TRS elections with our subsidiary REITs and have implemented other protective arrangements intended to avoid a cascading REIT failure if any of our subsidiary REITs did not qualify for taxation as a REIT, but we cannot be sure that such protective elections and other arrangements will be effective in every instance so as to avoid or mitigate the resulting adverse consequences to us. For example, we joined with SIR in filing a protective TRS election, effective for the third quarter of 2014, and we have reaffirmed this protective election with SIR every January thereafter, and we may continue to do so unless and until our ownership of SIR falls below 10%. Pursuant to this protective TRS election, we believe that if SIR is not a REIT for some reason, then it would instead be considered one of our TRSs, and as such its value would either fit within our REIT gross asset tests described below or would be such that any penalty taxes associated with our remediation of a REIT asset test failure for which there is reasonable cause, as described below, would be much lower than if no such TRS election were in place, though any applicable penalty taxes might still be substantial. Protective TRS elections will not impact our compliance with the 75% and 95% gross income tests described below, because we do not expect our gains and dividends from a subsidiary REIT’s shares to jeopardize compliance with these tests even if for some reason the subsidiary is not a REIT.

Taxable REIT Subsidiaries. As a REIT, we are permitted to own any or all of the securities of a TRS, provided that no more than 20% (25% before our 2018 taxable year) of the total value of our assets, at the close of each quarter, is comprised of our investments in the stock or other securities of our TRSs. Very generally, a TRS is a subsidiary corporation other than a REIT in which a REIT directly or indirectly holds stock and that has made a joint election with its affiliated REIT to be treated as a TRS. Our ownership of stock and other securities in TRSs is exempt from the 5% asset test, the 10% vote test and the 10% value test discussed below.

In addition, any corporation (other than a REIT) in which a TRS directly or indirectly owns more than 35% of the voting power or value of the outstanding securities is automatically a TRS. Subject to the discussion below, we believe that we and each of our TRSs have complied with, and will continue to comply with, the requirements for TRS status at all times during which we intend for the subsidiary’s TRS election to be in effect, and we believe that the same will be true for any TRS that we later form or acquire.

We acquired in the second quarter of 2015, and owned until the fourth quarter of 2015, an ownership position in RMR Inc. that was in excess of 10% of RMR Inc.’s outstanding securities by vote or value. Accordingly, we elected to treat RMR Inc. as a TRS effective as of June 5, 2015. RMR Inc., through its principal subsidiary, RMR LLC, has provided and continues to provide business and property management and other services to us and to other public and private companies, including other public REITs. Among these clients were and are operators of lodging facilities, operators of health care facilities, and owners of such facilities. Our counsel, Sullivan & Worcester LLP, has provided to us an opinion that the activities proscribed to TRSs under Section 856(l)(3) of the IRC relating to operating or managing lodging facilities or health care facilities should include only regular onsite services or day-to-day operational activities at or for lodging facilities or health care facilities. To the best of our knowledge, neither RMR Inc. nor RMR LLC has been or is involved in proscribed activities at or for lodging facilities or health care facilities. Thus, we do not believe that Section 856(l)(3) of the IRC precluded or precludes RMR Inc. from being treated as our TRS. In addition, because we acquired a significant portion of our investment in RMR Inc. in exchange for our common shares that were newly issued, our counsel, Sullivan & Worcester LLP, is of the opinion that our investment in RMR Inc. should have qualified as a “temporary investment of new capital” under Section 856(c)(5)(B) of the IRC to the extent related to such issuance of our common shares. To the extent our investment in RMR Inc. so qualified, it constituted a “real estate asset” under Section 856(c) of the IRC and did not constitute a security subject to the REIT asset test limitations discussed below for a one-year period that ended in June 2016. If the IRS or a court determines, contrary to the opinion of our counsel, that RMR Inc. was or is precluded from being treated as our TRS, then our ownership position in RMR Inc. in excess of 10% of RMR Inc.’s outstanding securities by vote or value, except to the extent and for the period that such ownership qualified as a “temporary investment of new capital,” would have been and would be in violation of the applicable REIT asset tests described below. Under those circumstances, however, we expect that we would qualify for the REIT asset tests’ relief provision described below, and thereby would preserve our qualification for taxation as a REIT. If the relief provision below were to apply to us, we would be subject to tax at the highest regular corporate income tax rate on the net income generated by our investment in RMR Inc. in excess of a 10% ownership position in that company.

As discussed below, TRSs can perform services for our tenants without disqualifying the rents we receive from those tenants under the 75% gross income test or the 95% gross income test discussed below. Moreover, because our TRSs are taxed as C corporations that are separate from us, their assets, liabilities and items of income, deduction and credit generally are not imputed to us for purposes of the REIT qualification requirements described in this summary. Therefore, our TRSs may generally conduct activities that would be treated as prohibited transactions or would give rise to nonqualified income if conducted by us directly. As regular C corporations, TRSs may generally utilize net operating losses and other tax attribute carryforwards to reduce or otherwise eliminate federal income tax liability in a given taxable year. Net operating losses and other carryforwards are subject to limitations, however, including limitations imposed under Section 382 of the IRC following an “ownership change” (as defined in applicable Treasury regulations) and a limitation stemming from December 2017 amendments to the IRC providing that carryforwards of net operating losses arising in taxable years beginning after 2017 generally cannot offset more than 80% of the current year’s taxable income. Moreover, pursuant to the December 2017 amendments to the IRC, net operating losses arising in taxable years beginning after 2017 may not be carried back, but may be carried forward indefinitely. As a result, we cannot be sure that our TRSs will be able to utilize, in full or in part, any net operating losses or other carryforwards that they may generate in the future.

Restrictions and sanctions are imposed on TRSs and their affiliated REITs to ensure that the TRSs will be subject to an appropriate level of federal income taxation. For example, if a TRS pays interest, rent or other amounts to its affiliated REIT in an amount that exceeds what an unrelated third party would have paid in an arm’s length transaction, then the REIT generally will be subject to an excise tax equal to 100% of the excessive portion of the payment. Further, if in comparison to an arm’s length transaction, a third-party tenant has overpaid rent to the REIT in exchange for underpaying the TRS for services rendered, and if the REIT has not adequately compensated the TRS for services provided to or on behalf of the third-party tenant, then the REIT may be subject to an excise tax equal to 100% of the undercompensation to the TRS. A safe harbor exception to this excise tax applies if the TRS has been compensated at a rate at least equal to 150% of its direct cost in furnishing or rendering the service. Finally, beginning with our 2016 taxable year, the 100% excise tax also applies to the underpricing of services provided by one of our TRSs to us in contexts where the services are unrelated to services for our tenants. We cannot be sure that arrangements involving our TRSs will not result in the imposition of one or more of these restrictions or sanctions, but we do not believe that we or our TRSs are or will be subject to these impositions.

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

Although we will use our best efforts to ensure that the income generated by our investments will be of a type that satisfies both the 75% and 95% gross income tests, we cannot be sure in this regard.

In order to qualify as “rents from real property” under Section 856 of the IRC, several requirements must be met:

•	The amount of rent received generally must not be based on the income or profits of any person, but may be based on a fixed percentage or percentages of receipts or sales.

•
Rents do not qualify if the REIT owns 10% or more by vote or value of stock of the tenant (or 10% or more of the interests in the assets or net profits of the tenant, if the tenant is not a corporation), whether directly or after application of attribution rules. We generally do not intend to lease property to any party if rents from that property would not qualify as “rents from real property,” but application of the 10% ownership rule is dependent upon complex attribution rules and circumstances that may be beyond our control. Our declaration of trust generally disallows transfers or purported acquisitions, directly or by attribution, of our shares to the extent necessary to maintain our qualification for taxation as a REIT under the IRC. Nevertheless, we cannot be sure that these restrictions will be effective to prevent our qualification for taxation as a REIT from being jeopardized under the 10% affiliated tenant rule. Furthermore, we cannot be sure that we will be able to monitor and enforce these restrictions, nor will our shareholders necessarily be aware of ownership of our shares attributed to them under the IRC’s attribution rules.

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

•
In order for rents to qualify, we generally must not manage the property or furnish or render services to the tenants of the property, except through an independent contractor from whom we derive no income or through one of our TRSs. There is an exception to this rule permitting a REIT to perform customary management and tenant services of the sort that a tax-exempt organization could perform without being considered in receipt of “unrelated business taxable income,” or UBTI, under Section 512(b)(3) of the IRC. In addition, a de minimis amount of noncustomary services provided to tenants will not disqualify income as “rents from real property” as long as the value of the impermissible tenant services does not exceed 1% of the gross income from the property.

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

•
In addition, “rents from real property” includes both charges we receive for services customarily rendered in connection with the rental of comparable real property in the same geographic area, even if the charges are separately stated, as well as charges we receive for services provided by our TRSs when the charges are not separately stated. Whether separately stated charges received by a REIT for services that are not geographically customary and provided by a TRS are included in “rents from real property” has not been addressed clearly by the IRS in published authorities; however, our counsel, Sullivan & Worcester LLP, is of the opinion that, although the matter is not free from doubt, “rents from real property” also includes charges we receive for services provided by our TRSs when the charges are separately stated, even if the services are not geographically customary. Accordingly, we believe that our revenues from TRS-provided services, whether the charges are separately stated or not, qualify as “rents from real property” because the services satisfy the geographically customary standard, because the services have been provided by a TRS, or for both reasons.

We believe that all or substantially all of our rents and related service charges have qualified and will continue to qualify as “rents from real property” for purposes of Section 856 of the IRC.

In order to qualify as mortgage interest on real property for purposes of the 75% gross income test, interest must derive from a loan secured by a mortgage on real property or on interests in real property (including, in the case of a loan secured by both real property and personal property, such personal property to the extent that it does not exceed 15% of the total fair market value of all of the property securing the loan) with a fair market value at the time the loan is made (reduced by any senior liens on the property) at least equal to the amount of such loan. If the amount of the loan exceeds the fair market value of the real property (as so reduced by senior liens), then a part of the interest income from such loan equal to the percentage amount by which the loan exceeds the value of the real property (as so reduced by senior liens) will not be qualifying income for purposes of the 75% gross income test, but will be qualifying income for purposes of the 95% gross income test.

Absent the “foreclosure property” rules of Section 856(e) of the IRC, a REIT’s receipt of active, nonrental gross income from a property would not qualify under the 75% and 95% gross income tests. But as foreclosure property, the active, nonrental gross income from the property would so qualify. Foreclosure property is generally any real property, including interests in real property, and any personal property incident to such real property:

•
that is acquired by a REIT as a result of the REIT having bid on such property at foreclosure, or having otherwise reduced such property to ownership or possession by agreement or process of law, after there was a default or when default was imminent on a lease of such property or on indebtedness that such property secured;

•	for which any related loan acquired by the REIT was acquired at a time when the default was not imminent or anticipated; and

•	for which the REIT makes a proper election to treat the property as foreclosure property.

Any gain that a REIT recognizes on the sale of foreclosure property held as inventory or primarily for sale to customers, plus any income it receives from foreclosure property that would not otherwise qualify under the 75% gross income test in the absence of foreclosure property treatment, reduced by expenses directly connected with the production of those items of income, would be subject to income tax at the highest regular corporate income tax rate under the foreclosure property income tax rules of Section 857(b)(4) of the IRC. Thus, if a REIT should lease foreclosure property in exchange for rent that qualifies as “rents from real property” as described above, then that rental income is not subject to the foreclosure property income tax.

Property generally ceases to be foreclosure property at the end of the third taxable year following the taxable year in which the REIT acquired the property, or longer if an extension is obtained from the IRS. However, this grace period terminates and foreclosure property ceases to be foreclosure property on the first day:

•
on which a lease is entered into for the property that, by its terms, will give rise to income that does not qualify for purposes of the 75% gross income test, or any amount is received or accrued, directly or indirectly, pursuant to a lease entered into on or after such day that will give rise to income that does not qualify for purposes of the 75% gross income test;

•
on which any construction takes place on the property, other than completion of a building or any other improvement where more than 10% of the construction was completed before default became imminent and other than specifically exempted forms of maintenance or deferred maintenance; or

•
which is more than 90 days after the day on which the REIT acquired the property and the property is used in a trade or business which is conducted by the REIT, other than through an independent contractor from whom the REIT itself does not derive or receive any income or a TRS.

Other than sales of foreclosure property, any gain that we realize on the sale of property held as inventory or other property held primarily for sale to customers in the ordinary course of a trade or business, together known as dealer gains, may be treated as income from a prohibited transaction that is subject to a penalty tax at a 100% rate. The 100% tax does not apply to gains from the sale of property that is held through a TRS, but such income will be subject to tax in the hands of the TRS at regular corporate income tax rates; we may therefore utilize our TRSs in transactions in which we might otherwise recognize dealer gains. Whether property is held as inventory or primarily for sale to customers in the ordinary course of a trade or business is a question of fact that depends on all the facts and circumstances surrounding each particular transaction. Sections 857(b)(6)(C) and (E) of the IRC provide safe harbors pursuant to which limited sales of real property held for at least two years and meeting specified additional requirements will not be treated as prohibited transactions. However, compliance with the safe harbors is not always achievable in practice. We attempt to structure our activities to avoid transactions that are prohibited transactions, or otherwise conduct such activities through TRSs. We cannot be sure whether or not the IRS might successfully assert that one or more of our dispositions is subject to the 100% penalty tax. Gains subject to the 100% penalty tax are excluded from the 75% and 95% gross income tests, whereas real property gains that are not dealer gains or that are exempted from the 100% penalty tax on account of the safe harbors are considered qualifying gross income for purposes of the 75% and 95% gross income tests.

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

Asset Tests. At the close of each calendar quarter of each taxable year, we must also satisfy the following asset percentage tests in order to qualify for taxation as a REIT for federal income tax purposes:

•
At least 75% of the value of our total assets must consist of “real estate assets,” defined as real property (including interests in real property and interests in mortgages on real property or on interests in real property), ancillary personal property to the extent that rents attributable to such personal property are treated as rents from real property in accordance with the rules described above (beginning with our 2016 taxable year), cash and cash items, shares in other REITs, debt instruments issued by “publicly offered REITs” as defined in Section 562(c)(2) of the IRC (beginning with our 2016 taxable year), government securities and temporary investments of new capital (that is, any stock or debt instrument that we hold that is attributable to any amount received by us (a) in exchange for our stock or (b) in a public offering of our five-year or longer debt instruments, but in each case only for the one-year period commencing with our receipt of the new capital).

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

•	Not more than 20% (25% before our 2018 taxable year) of the value of our total assets may be represented by stock or other securities of our TRSs.

•
Beginning with our 2016 taxable year, not more than 25% of the value of our total assets may be represented by “nonqualified publicly offered REIT debt instruments” as defined in Section 856(c)(5)(L)(ii) of the IRC.

Our counsel, Sullivan & Worcester LLP, is of the opinion that, although the matter is not free from doubt, our investments in the equity or debt of a TRS of ours, to the extent that and during the period in which they qualify as temporary investments of new capital, will be treated as real estate assets, and not as securities, for purposes of the above REIT asset tests.

If we own a loan secured by a mortgage on real property or on interests in real property (including, in the case of a loan secured by both real property and personal property, such personal property to the extent that it does not exceed 15% of the total fair market value of all of the property securing the loan) with a fair market value at the time the loan is made (reduced by any senior liens on the property) at least equal to the amount of such loan, the mortgage loan will generally be treated as a real estate asset for purposes of the 75% asset test above. But if the loan is undersecured when made, then the portion adequately secured by the real property (or the interests in real property) will generally be treated as a real estate asset for purposes of the 75% asset test above and the remaining portion will generally be treated as a separate security that must satisfy applicable asset tests.

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

In addition, if we fail the 5% asset test, the 10% vote test or the 10% value test at the close of any quarter and we do not cure such failure within 30 days after the close of that quarter, that failure will nevertheless be excused if (a) the failure is de minimis and (b) within six months after the last day of the quarter in which we identify the failure, we either dispose of the assets causing the failure or otherwise satisfy the 5% asset test, the 10% vote test and the 10% value test. For purposes of this relief provision, the failure will be de minimis if the value of the assets causing the failure does not exceed $10,000,000. If our failure is not de minimis, or if any of the other REIT asset tests have been violated, we may nevertheless qualify for taxation as a REIT if (a) we provide the IRS with a description of each asset causing the failure, (b) the failure was due to reasonable cause and not willful neglect, (c) we pay a tax equal to the greater of (1) $50,000 or (2) the highest regular corporate income tax rate imposed on the net income generated by the assets causing the failure during the period of the failure, and (d) within six months after the last day of the quarter in which we identify the failure, we either dispose of the assets causing the failure or otherwise satisfy all of the REIT asset tests. These relief provisions may apply to a failure of the applicable asset tests even if the failure first occurred in a year prior to the taxable year in which the failure was discovered.

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

For these purposes, our “real estate investment trust taxable income” is as defined under Section 857 of the IRC and is computed without regard to the dividends paid deduction and our net capital gain and will generally be reduced by specified corporate-level income taxes that we pay (e.g., taxes on built-in gains or foreclosure property income).

The December 2017 amendments to the IRC generally limit the deductibility of net interest expense paid or accrued on debt properly allocable to a trade or business to 30% of “adjusted taxable income,” subject to specified exceptions. Any deduction in excess of the limitation is carried forward and may be used in a subsequent year, subject to that year’s 30% limitation. Provided a taxpayer makes an election to be treated as a real property trade or business (which is irrevocable), the 30% limitation does not apply to a trade or business involving real property development, redevelopment, construction, reconstruction, acquisition, conversion, rental, operation, management, leasing, or brokerage, within the meaning of Section 469(c)(7)(C) of the IRC. Legislative history indicates that a real property trade or business includes a trade or business conducted by a corporation or a

REIT. We intend to make an election to be treated as a real property trade or business and accordingly do not expect the foregoing interest deduction limitations to apply to us or to the calculation of our "real estate investment trust taxable income."

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

Distributions must be paid in the taxable year to which they relate, or in the following taxable year if declared before we timely file our federal income tax return for the earlier taxable year and if paid on or before the first regular distribution payment after that declaration. If a dividend is declared in October, November or December to shareholders of record during one of those months and is paid during the following January, then for federal income tax purposes such dividend will be treated as having been both paid and received on December 31 of the prior taxable year.

The 90% distribution requirements may be waived by the IRS if a REIT establishes that it failed to meet them by reason of distributions previously made to meet the requirements of the 4% excise tax discussed below. To the extent that we do not distribute all of our net capital gain and all of our “real estate investment trust taxable income,” as adjusted, we will be subject to federal income tax at regular corporate income tax rates on undistributed amounts. In addition, we will be subject to a 4% nondeductible excise tax to the extent we fail within a calendar year to make required distributions to our shareholders of 85% of our ordinary income and 95% of our capital gain net income plus the excess, if any, of the “grossed up required distribution” for the preceding calendar year over the amount treated as distributed for that preceding calendar year. For this purpose, the term “grossed up required distribution” for any calendar year is the sum of our taxable income for the calendar year without regard to the deduction for dividends paid and all amounts from earlier years that are not treated as having been distributed under the provision. We will be treated as having sufficient earnings and profits to treat as a dividend any distribution by us up to the amount required to be distributed in order to avoid imposition of the 4% excise tax.

If we do not have enough cash or other liquid assets to meet the 90% distribution requirements, or if we so choose, we may find it necessary or desirable to arrange for new debt or equity financing to provide funds for required distributions in order to maintain our qualification for taxation as a REIT. We cannot be sure that financing would be available for these purposes on favorable terms, or at all.

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

Built-in Gains from C Corporations. Notwithstanding our qualification and taxation as a REIT, under specified circumstances we may be subject to corporate income taxation if we acquire a REIT asset where our adjusted tax basis in the asset is determined by reference to the adjusted tax basis of the asset as owned by a C corporation. For instance, we may be subject to federal income taxation on all or part of the built-in gain that was present on the last date an asset was owned by a C corporation, if we succeed to a carryover tax basis in that asset directly or indirectly from such C corporation and if we sell the asset during the five year period beginning on the day the asset ceased being owned by such C corporation. To the extent of our income and gains in a taxable year that are subject to the built-in gains tax, net of any taxes paid on such income and gains with respect to that taxable year, our taxable dividends paid in the following year will be potentially eligible for taxation to noncorporate U.S. shareholders at the preferential tax rates for “qualified dividends” as described below under the heading “—Taxation of Taxable U.S. Shareholders”. We generally do not expect to sell assets if doing so would result in the imposition of a material built-in gains tax liability; but if and when we do sell assets that may have associated built-in gains tax exposure, then we expect to make appropriate provision for the associated tax liabilities on our financial statements.

Earnings and Profits. Following a corporate acquisition, we must generally distribute all of the C corporation earnings and profits inherited in that transaction, if any, no later than the end of our taxable year in which the transaction occurs, in order to preserve our qualification for taxation as a REIT. However, if we fail to do so, relief provisions would allow us to maintain our qualification for taxation as a REIT provided we distribute any subsequently discovered C corporation earnings and profits and pay an interest charge in respect of the period of delayed distribution. C corporation earnings and profits that we inherit are, in general, specially allocated under a priority rule to the earliest possible distributions following the event causing the inheritance, and only then is the balance of our earnings and profits for the taxable year allocated among our distributions to the extent not already treated as a distribution of C corporation earnings and profits under the priority rule. The distribution of these C corporation earnings and profits is potentially eligible for taxation to noncorporate U.S. shareholders at the preferential tax rates for “qualified dividends” as described below under the heading “—Taxation of Taxable U.S. Shareholders”.

Depreciation and Federal Income Tax Treatment of Leases

Our initial tax bases in our assets will generally be our acquisition cost. As described above and pursuant to the December 2017 amendments to the IRC, we intend to make an election to be treated as an electing real property trade or business pursuant to Section 163(j)(7)(B) of the IRC; depreciable real property (including specified improvements) held by electing real property trades or businesses must be depreciated under the alternative depreciation system under the IRC, which generally imposes a class life for depreciable real property as long as 40 years. We will generally depreciate our depreciable real property on a straight-line basis over 40 years and our personal property over the applicable shorter periods. These depreciation schedules, and our initial tax bases, may vary for properties that we acquire through tax-free or carryover basis acquisitions, or that are the subject of cost segregation analyses.

We are entitled to depreciation deductions from our facilities only if we are treated for federal income tax purposes as the owner of the facilities. This means that the leases of our facilities must be classified for U.S. federal income tax purposes as true leases, rather than as sales or financing arrangements, and we believe this to be the case.

Distributions to our Shareholders

As described above, we expect to make distributions to our shareholders from time to time. These distributions may include cash distributions, in kind distributions of property, and deemed or constructive distributions resulting from capital market activities. The U.S. federal income tax treatment of our distributions will vary based on the status of the recipient shareholder as more fully described below under the headings “—Taxation of Taxable U.S. Shareholders,” “—Taxation of Tax-Exempt U.S. Shareholders,” and “—Taxation of Non-U.S. Shareholders.”

A redemption of our shares for cash only will be treated as a distribution under Section 302 of the IRC, and hence taxable as a dividend to the extent of our available current or accumulated earnings and profits, unless the redemption satisfies one of the tests set forth in Section 302(b) of the IRC enabling the redemption to be treated as a sale or exchange of the shares. The redemption for cash only will be treated as a sale or exchange if it (a) is “substantially disproportionate” with respect to the surrendering shareholder’s ownership in us, (b) results in a “complete termination” of the surrendering shareholder’s entire share interest in us, or (c) is “not essentially equivalent to a dividend” with respect to the surrendering shareholder, all within the meaning of Section 302(b) of the IRC. In determining whether any of these tests have been met, a shareholder must generally take into account shares considered to be owned by such shareholder by reason of constructive ownership rules set forth in the IRC, as well as shares actually owned by such shareholder. In addition, if a redemption is treated as a distribution under the preceding tests, then a shareholder’s tax basis in the redeemed shares generally will be transferred to the shareholder’s remaining shares in us, if any, and if such shareholder owns no other shares in us, such basis generally may be transferred to a related person or may be lost entirely. Because the determination as to whether a shareholder will satisfy any of the tests of Section 302(b) of the IRC depends upon the facts and circumstances at the time that our shares are redeemed, we urge you to consult your own tax advisor to determine the particular tax treatment of any redemption.

Taxation of Taxable U.S. Shareholders
For noncorporate U.S. shareholders, to the extent that their total adjusted income does not exceed applicable thresholds, the maximum federal income tax rate for long-term capital gains and most corporate dividends is generally 15%. For those noncorporate U.S. shareholders whose total adjusted income exceeds the applicable thresholds, the maximum federal income tax rate for long-term capital gains and most corporate dividends is generally 20%. However, because we are not generally subject to federal income tax on the portion of our “real estate investment trust taxable income” distributed to our shareholders, dividends on our shares generally are not eligible for these preferential tax rates, except that any distribution of C corporation earnings and profits and taxed built-in gain items will potentially be eligible for these preferential tax rates. As a result, our ordinary dividends generally are taxed at the higher federal income tax rates applicable to ordinary income (subject to the lower effective tax rates applicable to qualified REIT dividends via the deduction-without-outlay mechanism of Section 199A of the IRC, which is available to our noncorporate U.S. shareholders for taxable years after 2017 and before 2026). To summarize, the preferential federal income tax rates for long-term capital gains and for qualified dividends generally apply to:

(1)	long-term capital gains, if any, recognized on the disposition of our shares;

(2)
our distributions designated as long-term capital gain dividends (except to the extent attributable to real estate depreciation recapture, in which case the distributions are subject to a maximum 25% federal income tax rate);

(3)	our dividends attributable to dividend income, if any, received by us from C corporations such as TRSs;

(4)	our dividends attributable to earnings and profits that we inherit from C corporations; and

(5)	our dividends to the extent attributable to income upon which we have paid federal corporate income tax (such as taxes on built-in gains), net of the corporate income taxes thereon.

As long as we qualify for taxation as a REIT, a distribution to our U.S. shareholders that we do not designate as a capital gain dividend generally will be treated as an ordinary income dividend to the extent of our available current or accumulated earnings and profits (subject to the lower effective tax rates applicable to qualified REIT dividends via the deduction-without-outlay mechanism of Section 199A of the IRC, which is available to our noncorporate U.S. shareholders for taxable years after 2017 and before 2026). Distributions made out of our current or accumulated earnings and profits that we properly designate as capital gain dividends generally will be taxed as long-term capital gains, as discussed below, to the extent they do not exceed our actual net capital gain for the taxable year. However, corporate shareholders may be required to treat up to 20% of any capital gain dividend as ordinary income under Section 291 of the IRC.

In addition, we may elect to retain net capital gain income and treat it as constructively distributed. In that case:

(1)	we will be taxed at regular corporate capital gains tax rates on retained amounts;

(2)	each of our U.S. shareholders will be taxed on its designated proportionate share of our retained net capital gains as though that amount were distributed and designated as a capital gain dividend;

(3)	each of our U.S. shareholders will receive a credit or refund for its designated proportionate share of the tax that we pay;

(4)
each of our U.S. shareholders will increase its adjusted basis in our shares by the excess of the amount of its proportionate share of these retained net capital gains over the U.S. shareholder’s proportionate share of the tax that we pay; and

(5)	both we and our corporate shareholders will make commensurate adjustments in our respective earnings and profits for federal income tax purposes.

If we elect to retain our net capital gains in this fashion, we will notify our U.S. shareholders of the relevant tax information within 60 days after the close of the affected taxable year.

If for any taxable year we designate capital gain dividends for our shareholders, then a portion of the capital gain dividends we designate will be allocated to the holders of a particular class of shares on a percentage basis equal to the ratio of the amount of the total dividends paid or made available for the year to the holders of that class of shares to the total dividends paid or made available for the year to holders of all outstanding classes of our shares. We will similarly designate the portion of any dividend that is to be taxed to noncorporate U.S. shareholders at preferential maximum rates (including any qualified dividend income and any capital gains attributable to real estate depreciation recapture that are subject to a maximum 25% federal income tax rate) so that the designations will be proportionate among all outstanding classes of our shares.

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

If a dividend is declared in October, November or December to shareholders of record during one of those months and is paid during the following January, then for federal income tax purposes the dividend will be treated as having been both paid and received on December 31 of the prior taxable year.

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

U.S. shareholders who are individuals, estates or trusts are generally required to pay a 3.8% Medicare tax on their net investment income (including dividends on and gains from the sale or other disposition of our shares), or in the case of estates and trusts on their net investment income that is not distributed, in each case to the extent that their total adjusted income exceeds applicable thresholds. U.S. shareholders are urged to consult their tax advisors regarding the application of the 3.8% Medicare tax, including the applicability of the deduction-without-outlay mechanism of Section 199A of the IRC to the calculation of their net investment income.

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

Noncorporate U.S. shareholders who borrow funds to finance their acquisition of our shares could be limited in the amount of deductions allowed for the interest paid on the indebtedness incurred. Under Section 163(d) of the IRC, interest paid or accrued on indebtedness incurred or continued to purchase or carry property held for investment is generally deductible only to the extent of the investor’s net investment income. A U.S. shareholder’s net investment income will include, only if an appropriate election is made by the shareholder, capital gain dividend distributions and qualified dividends received from us, and it is possible that ordinary REIT dividends received from us. In addition, a U.S. shareholder that utilizes the deduction under Section 199A of the IRC with respect to qualified REIT dividends received from us may also be required to make a similar election in order to include such qualified REIT dividends in the calculation of net investment income. Distributions treated as a nontaxable return of the shareholder’s basis will not enter into the computation of net investment income.
Taxation of Tax-Exempt U.S. Shareholders
The rules governing the federal income taxation of tax-exempt entities are complex, and the following discussion is intended only as a summary of material considerations of an investment in our shares relevant to such investors. If you are a tax-exempt shareholder, we urge you to consult your own tax advisor to determine the impact of federal, state, local and foreign tax laws, including any tax return filing and other reporting requirements, with respect to your acquisition of or investment in our shares.

Our distributions made to shareholders that are tax-exempt pension plans, individual retirement accounts or other qualifying tax-exempt entities should not constitute UBTI, provided that the shareholder has not financed its acquisition of our shares with “acquisition indebtedness” within the meaning of the IRC, that the shares are not otherwise used in an unrelated trade or business of the tax-exempt entity, and that, consistent with our present intent, we do not hold a residual interest in a real estate mortgage investment conduit or otherwise hold mortgage assets or conduct mortgage securitization activities that generate “excess inclusion” income.
Taxation of Non-U.S. Shareholders
The rules governing the U.S. federal income taxation of non-U.S. shareholders are complex, and the following discussion is intended only as a summary of material considerations of an investment in our shares relevant to such investors. If you are a non-U.S. shareholder, we urge you to consult your own tax advisor to determine the impact of U.S. federal, state, local and foreign tax laws, including any tax return filing and other reporting requirements, with respect to your acquisition of or investment in our shares.

We expect that a non-U.S. shareholder’s receipt of (a) distributions from us, and (b) proceeds from the sale of our shares, will not be treated as income effectively connected with a U.S. trade or business and a non-U.S. shareholder will therefore not be subject to the often higher federal tax and withholding rates, branch profits taxes and increased reporting and filing requirements that apply to income effectively connected with a U.S. trade or business. This expectation and a number of the determinations below are predicated on our shares being listed on a U.S. national securities exchange, such as The NASDAQ Stock Market LLC, or Nasdaq. Although we cannot be sure, we expect that each class of our shares has been and will remain listed on a U.S. national securities exchange; however, we cannot be sure that our shares will continue to be so listed in future taxable years or that any class of our shares that we may issue in the future will be so listed.

Distributions. A distribution by us to a non-U.S. shareholder that is not designated as a capital gain dividend will be treated as an ordinary income dividend to the extent that it is made out of our current or accumulated earnings and profits. A distribution of this type will generally be subject to U.S. federal income tax and withholding at the rate of 30%, or at a lower rate if the non-U.S. shareholder has in the manner prescribed by the IRS demonstrated to the applicable withholding agent its entitlement to benefits under a tax treaty. Because we cannot determine our current and accumulated earnings and profits until the end of the taxable year, withholding at the statutory rate of 30% or applicable lower treaty rate will generally be imposed on the gross amount of any distribution to a non-U.S. shareholder that we make and do not designate as a capital gain dividend. Notwithstanding this potential withholding on distributions in excess of our current and accumulated earnings and profits, these excess portions of distributions are a nontaxable return of capital to the extent that they do not exceed the non-U.S. shareholder’s adjusted basis in our shares, and the nontaxable return of capital will reduce the adjusted basis in these shares. To the extent that distributions in excess of our current and accumulated earnings and profits exceed the non-U.S. shareholder’s adjusted basis in our shares, the distributions will give rise to U.S. federal income tax liability only in the unlikely event that the non-U.S. shareholder would otherwise be subject to tax on any gain from the sale or exchange of these shares, as discussed below under the heading “—Dispositions of Our Shares.” A non-U.S. shareholder may seek a refund from the IRS of amounts withheld on distributions to it in excess of such shareholder’s allocable share of our current and accumulated earnings and profits.

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

If, contrary to our expectation, a class of our shares was not listed on a U.S. national securities exchange and we made a distribution on those shares that was attributable to gain from the sale or exchange of a USRPI, then a non-U.S. shareholder holding those shares would be taxed as if the distribution was gain effectively connected with a trade or business in the United States conducted by the non-U.S. shareholder. In addition, the applicable withholding agent would be required to withhold from a distribution to such a non-U.S. shareholder, and remit to the IRS, up to 21% of the maximum amount of any distribution that was or could have been designated as a capital gain dividend. The non-U.S. shareholder also would generally be subject to the same treatment as a U.S. shareholder with respect to the distribution (subject to any applicable alternative minimum tax and a special alternative minimum tax in the case of a nonresident alien individual), would be subject to fulsome U.S. federal income tax return reporting requirements, and, in the case of a corporate non-U.S. shareholder, may owe the up to 30% branch profits tax under Section 884 of the IRC (or lower applicable tax treaty rate) in respect of these amounts.

Dispositions of Our Shares. If as expected our shares are not USRPIs, then a non-U.S. shareholder’s gain on the sale of these shares generally will not be subject to U.S. federal income taxation or withholding. We expect that our shares will not be USRPIs because one or both of the following exemptions will be available at all times.

First, for so long as a class of our shares is listed on a U.S. national securities exchange, a non-U.S. shareholder’s gain on the sale of those shares will not be subject to U.S. federal income taxation as a sale of a USRPI. Second, our shares will not constitute USRPIs if we are a “domestically controlled” REIT. A domestically controlled REIT is a REIT in which at all times during the preceding five-year period less than 50% of the fair market value of its outstanding shares was directly or indirectly held by foreign persons. From and after December 18, 2015, a person who at all relevant times holds less than 5% of a REIT’s shares that are “regularly traded” on a domestic “established securities market” is deemed to be a U.S. person in making the determination of whether a REIT is domestically controlled, unless the REIT has actual knowledge that the person is not a U.S. person. Other presumptions apply in making the determination with respect to other classes of REIT shareholders. As a result of applicable presumptions, we expect to be able to demonstrate from and after December 18, 2015 that we are less than 50% foreign owned. For periods prior to December 18, 2015, we believe that we were less than 50% foreign owned, but that may not be possible to demonstrate unless and until technical corrections legislation expressly expands application of the ownership presumptions. Accordingly, although we cannot be sure, we believe that we are and will remain a “domestically controlled” REIT.

If, contrary to our expectation, a gain on the sale of our shares is subject to U.S. federal income taxation (for example, because neither of the above exemptions were then available, i.e., that class of our shares were not then listed on a U.S. national securities exchange and we were not a “domestically controlled” REIT), then (a) a non-U.S. shareholder would generally be subject to the same treatment as a U.S. shareholder with respect to its gain (subject to any applicable alternative minimum tax and a special alternative minimum tax in the case of nonresident alien individuals), (b) the non-U.S. shareholder would also be subject to fulsome U.S. federal income tax return reporting requirements, and (c) a purchaser of that class of our shares from the non-U.S. shareholder may be required to withhold 15% of the purchase price paid to the non-U.S. shareholder and to remit the withheld amount to the IRS.
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

Amounts withheld under backup withholding are generally not an additional tax and may be refunded by the IRS or credited against the shareholder’s federal income tax liability, provided that such shareholder timely files for a refund or credit with the IRS. A U.S. shareholder may be subject to backup withholding when it receives distributions on our shares or proceeds upon the sale, exchange, redemption, retirement or other disposition of our shares, unless the U.S. shareholder properly executes, or has previously properly executed, under penalties of perjury an IRS Form W-9 or substantially similar form that:

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

Non-U.S. financial institutions and other non-U.S. entities are subject to diligence and reporting requirements for purposes of identifying accounts and investments held directly or indirectly by U.S. persons. The failure to comply with these additional information reporting, certification and other requirements could result in a 30% U.S. withholding tax on applicable payments to non-U.S. persons, notwithstanding any otherwise applicable provisions of an income tax treaty. In particular, a payee that is a foreign financial institution that is subject to the diligence and reporting requirements described above must enter into an agreement with the U.S. Department of the Treasury requiring, among other things, that it undertake to identify accounts held by “specified United States persons” or “United States owned foreign entities” (each as defined in the IRC), annually report information about such accounts, and withhold 30% on applicable payments to noncompliant foreign financial institutions and account holders. Foreign financial institutions located in jurisdictions that have an intergovernmental agreement with the United States with respect to these requirements may be subject to different rules. The foregoing withholding regime generally applies to payments of dividends on our shares, and is expected to generally apply to other “withholdable payments” (including payments of gross proceeds from a sale, exchange, redemption, retirement or other disposition of our shares) made after December 31, 2018. In general, to avoid withholding, any non-U.S. intermediary through which a shareholder owns our shares must establish its compliance with the foregoing regime, and a non-U.S. shareholder must provide specified documentation (usually an applicable IRS Form W-8) containing information about its identity, its status, and if required, its direct and indirect U.S. owners. Non-U.S. shareholders and shareholders who hold our shares through a non-U.S. intermediary are encouraged to consult their own tax advisors regarding foreign account tax compliance.
Other Tax Considerations
Our tax treatment and that of our shareholders may be modified by legislative, judicial or administrative actions at any time, which actions may have retroactive effect. The rules dealing with federal income taxation are constantly under review by the U.S. Congress, the IRS and the U.S. Department of the Treasury, and statutory changes, new regulations, revisions to existing regulations and revised interpretations of established concepts are issued frequently; in fact, both technical corrections legislation and administrative guidance may someday be enacted or promulgated in response to the substantial December 2017 amendments to the IRC. Likewise, the rules regarding taxes other than U.S. federal income taxes may also be modified. No prediction can be made as to the likelihood of passage of new tax legislation or other provisions, or the direct or indirect effect on us and our shareholders. Revisions to tax laws and interpretations of these laws could adversely affect our ability to qualify and be taxed as a REIT, as well as the tax or other consequences of an investment in our shares. We and our shareholders may also be subject to taxation by state, local or other jurisdictions, including those in which we or our shareholders transact business or reside. These tax consequences may not be comparable to the U.S. federal income tax consequences discussed above.

ERISA PLANS, KEOGH PLANS AND INDIVIDUAL RETIREMENT ACCOUNTS
General Fiduciary Obligations
The Employee Retirement Income Security Act of 1974, as amended, or ERISA, the IRC and similar provisions to those described below under applicable foreign or state law, individually and collectively, impose certain duties on persons who are fiduciaries of any employee benefit plan subject to Title I of ERISA, or an ERISA Plan, or an individual retirement account or annuity, or an IRA, a Roth IRA, a tax-favored account (such as an Archer MSA, Coverdell education savings account or health savings account), a Keogh plan or other qualified retirement plan not subject to Title I of ERISA, each a Non-ERISA Plan. Under ERISA and the IRC, any person who exercises any discretionary authority or control over the administration of, or the management or disposition of the assets of, an ERISA Plan or Non-ERISA Plan, or who renders investment advice for a fee or other compensation to an ERISA Plan or Non-ERISA Plan, is generally considered to be a fiduciary of the ERISA Plan or Non-ERISA Plan.

Fiduciaries of an ERISA Plan must consider whether:

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

Fiduciaries of an ERISA Plan may incur personal liability for any loss suffered by the ERISA Plan on account of a violation of their fiduciary responsibilities. In addition, these fiduciaries may be subject to a civil penalty of up to 20% of any amount recovered by the ERISA Plan on account of a violation. Fiduciaries of any Non-ERISA Plan should consider that the Non-ERISA Plan may only make investments that are authorized by the appropriate governing instrument and applicable law.

Fiduciaries considering an investment in our securities should consult their own legal advisors if they have any concern as to whether the investment is consistent with the foregoing criteria or is otherwise appropriate. The sale of our securities to an ERISA Plan or Non-ERISA Plan is in no respect a representation by us or any underwriter of the securities that the investment meets all relevant legal requirements with respect to investments by the arrangements generally or any particular arrangement, or that the investment is appropriate for arrangements generally or any particular arrangement.
Prohibited Transactions
Fiduciaries of ERISA Plans and persons making the investment decision for Non-ERISA Plans should consider the application of the prohibited transaction provisions of ERISA and the IRC in making their investment decision. Sales and other transactions between an ERISA Plan or a Non-ERISA Plan and disqualified persons or parties in interest, as applicable, are prohibited transactions and result in adverse consequences absent an exemption. The particular facts concerning the sponsorship, operations and other investments of an ERISA Plan or Non-ERISA Plan may cause a wide range of persons to be treated as disqualified persons or parties in interest with respect to it. A non-exempt prohibited transaction, in addition to imposing potential personal liability upon ERISA Plan fiduciaries, may also result in the imposition of an excise tax under the IRC or a penalty under ERISA upon the disqualified person or party in interest. If the disqualified person who engages in the transaction is the individual on behalf of whom an IRA, Roth IRA or other tax-favored account is maintained (or his beneficiary), the IRA, Roth IRA or other tax-favored account may lose its tax-exempt status and its assets may be deemed to have been distributed to the individual in a taxable distribution on account of the non-exempt prohibited transaction, but no excise tax will be imposed. Fiduciaries considering an investment in our securities should consult their own legal advisors as to whether the ownership of our securities involves a non-exempt prohibited transaction.
“Plan Assets” Considerations
The U.S. Department of Labor has issued a regulation defining “plan assets.” The regulation, as subsequently modified by ERISA, generally provides that when an ERISA Plan or a Non-ERISA Plan otherwise subject to Title I of ERISA and/or Section 4975 of the IRC acquires an interest in an entity that is neither a “publicly offered security” nor a security issued by an investment company registered under the Investment Company Act of 1940, as amended, the assets of the ERISA Plan or Non-ERISA Plan include both the equity interest and an undivided interest in each of the underlying assets of the entity, unless it is established either that the entity is an operating company or that equity participation in the entity by benefit plan investors is not significant. We are not an investment company registered under the Investment Company Act of 1940, as amended.

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

The regulation provides that a security is “widely held” only if it is part of a class of securities that is owned by 100 or more investors independent of the issuer and of one another. However, a security will not fail to be “widely held” because the number of independent investors falls below 100 subsequent to the initial public offering as a result of events beyond the issuer’s control. Although we cannot be sure, we believe our common shares have been and will remain widely held, and we expect the same to be true of any future class of equity that we may issue.

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

Assuming that each class of our shares will be “widely held” and that no other facts and circumstances exist that restrict transferability of these shares, our counsel, Sullivan & Worcester LLP, is of the opinion that our shares will not fail to be “freely transferable” for purposes of the regulation due to the restrictions on transfer of our shares in our declaration of trust and that under the regulation each class of our currently outstanding shares is publicly offered and our assets will not be deemed to be “plan assets” of any ERISA Plan or Non-ERISA Plan that acquires our shares in a public offering. This opinion is conditioned upon certain assumptions and representations, as discussed above in “Material United States Federal Income Tax Considerations—Taxation as a REIT.”

Item 1A. Risk Factors
Our business is subject to a number of risks and uncertainties. The risks described below may not be the only risks we face but are risks we believe are material at this time. Additional risks that we do not yet know of, or that we currently think are immaterial, also may impair our business operations or financial results. If any of the events or circumstances described below occurs, our business, financial condition, results of operations, liquidity, prospects or ability to make or sustain distributions to our shareholders could be adversely affected and the value of our securities could decline. Investors and prospective investors should consider the risks described below, the information contained under the heading “Warning Concerning Forward Looking

Statements” and the risks described elsewhere in this Annual Report on Form 10-K before deciding whether to invest in our securities.
Risks Related to Our Business
We may be unable to lease our properties when our leases expire.
The weighted average remaining term of our leases in effect as of December 31, 2017 is 4.7 years based upon annualized rental income and 4.8 years based upon occupied consolidated square footage. As of December 31, 2017, leases representing approximately 60.2% of our annualized rental income and 60.8% of our occupied consolidated square footage will expire by December 31, 2022. Although we typically will seek to renew our leases with current tenants when they expire, we cannot be sure that we will be successful in doing so. If our tenants do not renew their leases, we may be unable to obtain new tenants to maintain or increase the historical occupancy rates of, or rents from, our properties.
Leases with government contractor tenants tend to be for terms consistent with the tenant’s government contracts which are generally three to five years. If a government contractor tenant does not retain its contract, the tenant may not renew its lease. Government contractors are dependent upon government spending. A reduction in government spending can have a negative effect on the contractor’s business and the renewal of leases for our properties.
We may experience declining rents or incur significant costs to renew our leases or to lease our properties to new tenants.
When we renew our leases with current tenants or lease to new tenants, we may experience rent decreases, and we may have to spend substantial amounts for leasing commissions, tenant improvements or other tenant inducements. Moreover, many of our properties have been specially designed for the particular businesses of our tenants; if the current leases for such properties are terminated or are not renewed, we may be required to renovate such properties at substantial costs, decrease the rents we charge or provide other concessions in order to lease such properties to new tenants.
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
Current government tenant space utilization trends may adversely impact our business.
Government tenants have been reducing their space utilization per employee when renewing or entering new leases. This may result in a renewing government tenant occupying less space in our property. If that renewing government tenant is the sole occupant of the property, the vacant space may become unleasable. If substantial reconfiguration of the government tenant’s space is required to achieve the increase in space utilized, the government tenant may find it more advantageous to relocate than to renew its lease and renovate the existing space.
Current and future government financial and other circumstances and trends in technology may adversely impact our business.
We believe that current government budgetary pressures, enhancements in technology and policy and administrative decisions have resulted in a decrease in government employment, in government tenants reducing their space utilization per employee and in consolidation of government tenants into existing government owned properties, thereby reducing the demand for government leased space. Our historical experience with respect to properties of the type we own that are majority leased to government tenants has been that government tenants frequently renew leases to avoid the costs and disruptions that may result from relocating their operations. However, efforts to reduce space utilization rates may result in our tenants exercising early termination rights under our leases, vacating our properties upon expiration of our leases in order to relocate, or in renewing their leases for less space than they currently occupy. Also, our government tenants’ desire to reconfigure leased office space to reduce utilization per employee may require us to spend significant amounts for tenant improvements, and tenant relocations in such circumstances are more prevalent now than in our past experience. Increasing uncertainty with respect to government agency budgets and funding to implement relocations, consolidations and reconfigurations have recently resulted in delayed decisions by some of our government tenants and their reliance on short term lease renewals. At present, we are unable to reasonably project what the financial impact of market conditions or changing government financial circumstances will be on our financial results for future periods.

For example, reduction in paper tax return processing has resulted in the IRS publicly stating that it plans to discontinue its tax return processing operations at our property located in Fresno, CA in 2021. The IRS lease for this property, which accounted for approximately 2.0% of our annualized rental income as of December 31, 2017, expires in the fourth quarter of 2021. The IRS has also publicly stated that it plans to discontinue its paper tax return processing operations in Covington, KY in 2019. Our property located in Florence, KY is leased to the IRS and we believe it is used to support the Covington, KY operations. This IRS lease, which accounted for approximately 0.6% of our annualized rental income as of December 31, 2017, expires in the second quarter of 2022 but is subject to possible early termination by our tenant. Despite its public announcements, the IRS has not sent any official notices of its intentions regarding these properties.
We currently have a concentration of properties in the metropolitan Washington, D.C. market area and are exposed to changes in market conditions in this area.
Approximately 43.3% of our annualized rental income as of December 31, 2017 was received from our consolidated properties located in the metropolitan Washington, D.C. market area. In addition, the two properties owned by two joint ventures in which we own 50% and 51% interests are also located in the metropolitan Washington D.C. market area. A downturn in economic conditions in this area could result in reduced demand from tenants for our properties or lower the rents that our tenants in this area are willing to pay when our leases expire or terminate and when renewal or new terms are negotiated. Additionally, in recent years there has been a decrease in demand for new leased space by the U.S. Government in the metropolitan Washington, D.C. market area, and that could increase competition for government tenants and adversely affect our ability to retain government tenants when our leases expire.
We may also be subject to changes in the regulatory environment of the metropolitan Washington, D.C. market area (such as increases in real estate and other taxes, costs of complying with government regulations or increased regulation and other factors) or other adverse conditions or events (such as natural disasters). Thus, adverse developments and/or conditions in metropolitan Washington, D.C. market area could reduce demand for space, impact the credit worthiness of our tenants or force our tenants to curtail operations, which could impair their ability to meet their rent obligations to us and, accordingly, could have a material adverse effect on our results of operations.
We may be unable to grow our business by acquisitions of additional properties, and we might encounter unanticipated difficulties and expenditures relating to our acquired properties, including those acquired as part of the FPO Transaction.
Our business plans involve the acquisition of additional properties that are majority leased to government tenants and government contractor tenants, as well as other properties located in the metropolitan Washington, D.C. market area. There are a limited number of such properties, which may limit our acquisition opportunities. In addition, our ability to make profitable acquisitions is subject to risks, including, but not limited to, risks associated with:

•	competition from other investors, including publicly traded and private REITs, numerous financial institutions, individuals, foreign investors and other public and private companies;

•	our long term cost of capital;

•	contingencies in our acquisition agreements; and

•	the availability and terms of financing.

We might encounter unanticipated difficulties and expenditures relating to our acquired properties, including those acquired as part of the FPO Transaction. For example:

•
we do not believe that it is possible to understand fully a property before it is owned and operated for a reasonable period of time, and, notwithstanding pre-acquisition due diligence, we could acquire a property that contains undisclosed defects in design or construction;

•	the market in which an acquired property is located may experience unexpected changes that adversely affect the property’s value;

•	the occupancy of and rents from properties that we acquire may decline during our ownership;

•	property operating costs for our acquired properties may be higher than anticipated and our acquired properties may not yield expected returns;

•
we may acquire properties subject to unknown liabilities and without any recourse, or with limited recourse, such as liability for the cleanup of undisclosed environmental contamination or for claims by tenants, vendors or other persons related to actions taken by former owners of the properties;

•	acquired properties might require significant management attention that would otherwise be devoted to our other business activities; and

•	we may encounter unexpected costs and delays in the transition of business and property management functions of FPO properties to us and RMR LLC.

The FPO Transaction was a significant acquisition for us. Until we have fully integrated the properties we acquired as part of the FPO Transaction into our business and fully implement our long term financing plan for the acquisition, we expect that our acquisition activities may be reduced. As a result, our growth by acquisitions will likely be delayed and thereafter could be further delayed or unattained for the reasons noted above or otherwise.

For these reasons, among others, we might not realize the anticipated benefits of our acquisitions and our business plan to acquire additional properties may not succeed or may cause us to experience losses.
Our plan to sell properties may not be successful.
An element of our business plan involves the sale of properties. We cannot be sure that we will be able to find attractive sale opportunities or that any sale will be completed in a timely manner, if at all. Our ability to sell certain of our properties, and the prices we receive upon a sale, may be affected by many factors, and we may be unable to execute our strategy. In particular, these factors could arise from weakness in or the lack of an established market for a property, changes in the financial condition or prospects of prospective purchasers, the number of prospective purchasers, the number of competing properties on the market, unfavorable local, national or international economic conditions, and changes in laws, regulations or fiscal policies of jurisdictions in which the property is located. We may not succeed in selling properties that we identify for sale, the terms of any such sales may not meet our expectations and we may incur losses in connection with these potential sales.
REIT distribution requirements and limitations on our ability to access reasonably priced capital may adversely impact our ability to carry out our business plan.
To maintain our qualification for taxation as a REIT under the IRC, we are required to distribute at least 90% of our annual REIT taxable income (excluding capital gains). Accordingly, we may not be able to retain sufficient cash to fund our operations, repay our debts, invest in our properties or fund our acquisitions or development or redevelopment efforts. Our business strategies therefore depend, in part, upon our ability to raise additional capital at reasonable costs. The volatility in the availability of capital to businesses on a global basis in most debt and equity markets generally may limit our ability to raise reasonably priced capital. We may also be unable to raise reasonably priced capital because of reasons related to our business, market perceptions of our prospects, the terms of our indebtedness or for reasons beyond our control, such as market conditions. Because the earnings we are permitted to retain are limited by the rules governing REIT qualification and taxation, if we are unable to raise reasonably priced capital, we may not be able to carry out our business plan.
We face significant competition.
We face competition for tenants at our properties. Some competing properties may be newer, better located or more attractive to tenants. Competing properties may have lower rates of occupancy than our properties, which may result in competing owners offering available space at lower rents than we offer at our properties. Development activities may increase the supply of properties of the type we own in the leasing markets in which we own properties and increase the competition we face. Competition may make it difficult for us to attract and retain tenants and may reduce the rents we are able to charge. Government tenants are generally viewed as desirable tenants and are therefore particularly difficult to attract and retain.
We also face significant competition for acquisition opportunities from other investors, including publicly traded and private REITs, numerous financial institutions, individuals, foreign investors and other public and private companies. Some of our competitors may have greater financial and other resources than us. Because of competition for acquisitions, we may be unable to acquire desirable properties or we may pay higher prices for, and realize lower net cash flows than we hope to achieve from, acquisitions.

The U.S. Government’s “green lease” policies may adversely affect us.
In recent years, the U.S. Government has instituted “green lease” policies which allow a government tenant to require leadership in energy and environmental design for commercial interiors, or LEED®-CI, designation in selecting new premises or renewing leases at existing premises. In addition, the Energy Independence and Security Act of 2007 allows the GSA to give preference to buildings for lease that have received an “Energy Star” label. Obtaining such designation and labels may be costly and time consuming, but our failure to do so may result in our competitive disadvantage in acquiring new or retaining existing government tenants.
Some government tenants have the right to terminate their leases prior to their lease expiration date and changes in the U.S. Government’s and state governments’ requirements for leased space may adversely affect us.
A majority of our current rents come from government tenants. Some of our leases with government tenants allow the tenants to vacate the leased premises before the stated terms of the leases expire with little or no liability. In particular:

•
Tenants occupying approximately 8.6% of our consolidated rentable square feet and contributing approximately 6.8% of our annualized rental income as of December 31, 2017 have currently exercisable rights to terminate their leases before the stated term of their leases expire.

•
In 2018, 2019, 2020, 2021, 2022, 2023, 2024, 2025, 2026 and 2027, early termination rights become exercisable by other tenants who currently occupy an additional approximately 2.2%, 5.2%, 7.2%, 1.4%, 3.4%, 0.5%, 0.2%, 0.1%, 0.6% and 0.4% of our consolidated rentable square feet, respectively, and contribute an additional approximately 3.6%, 4.9%, 7.0%, 1.4%, 2.9%, 0.6%, 0.3%, 0.2%, 0.8% and 0.4% of our annualized rental income, respectively, as of December 31, 2017.

•
Pursuant to leases with 26 of our government tenants, these tenants have currently exercisable rights to terminate their leases if their respective legislature or other funding authority does not appropriate rent amounts in their respective annual budgets. These 26 tenants represent approximately 12.9% of our consolidated rentable square feet and 12.3% of our annualized rental income as of December 31, 2017.

For fiscal policy reasons, security concerns or other reasons, some or all of our government tenants may decide to exercise early termination rights under our leases or vacate our properties upon expiration of our leases. We believe the U.S. Government is actively trying to reduce their space utilization per employee and consolidate into existing government owned properties. If a significant number of such events occur, our income and cash flow may materially decline and our ability to make or sustain distributions to our shareholders may be jeopardized.
We may be unable to realize our expected expense savings.
We currently expect to realize annual general and administrative expense savings compared to what we and FPO incurred or would have incurred if we had not acquired FPO. Our management agreement with RMR LLC sets the fees that we pay in lieu of certain general and administrative expenses pursuant to a formula based upon the lower of our market capitalization or the historical cost of certain of our assets. Also, we may pay incentive fees to RMR LLC in certain circumstances based upon total returns realized by our shareholders compared to an index of total returns of certain other REITs. Some of these calculations will depend upon future market prices of our securities and other REITs’ securities which are beyond our control. Accordingly, the amount of annual general and administrative expense savings which we may realize, if any, cannot be precisely calculated; and, in fact we may realize more or less savings or no savings, and our annual general and administrative expenses incurred as a result of the FPO Transaction may be higher than the aggregate amounts we and FPO incurred or would have incurred if we had not acquired FPO.
We currently anticipate being able to realize property level cost savings at the FPO properties as the management and operations of the FPO properties are combined with our property level operations and those of other companies managed by RMR LLC. However, we may be unable to realize or sustain these property level cost savings or our doing so may take longer than we now anticipate.
Real estate construction and redevelopment creates risks.
We may develop new properties or redevelop some of our existing properties as the existing leases expire, as our tenants’ needs change or to pursue any other opportunities that we believe are desirable. The development and redevelopment of new and existing buildings involves significant risks in addition to those involved in the ownership and operation of leased properties, including the risks that construction may not be completed on schedule or within budget, resulting in increased construction costs and delays in leasing such properties and generating cash flows. Development activities are also subject to risks relating to the inability to obtain, or delays in obtaining, all necessary zoning, land use, building, occupancy, and other required government permits and authorizations. Once completed, any new properties may perform below anticipated financial results. The occurrence of one or more of these circumstances in connection with our development or redevelopment activities could have an adverse effect on our financial condition, results of operations and the value of our securities.
We have debt and we may incur additional debt.
As of December 31, 2017, our consolidated indebtedness was $2.2 billion, our consolidated total debt to total gross assets ratio, with our SIR common shares included in gross assets at market value, was 53.4% and we had $180.0 million available for borrowing under our $750.0 million revolving credit facility. The agreement governing our revolving credit facility and our $300.0 million term loan and our $250.0 million term loan, or our credit agreement, includes a feature under which the maximum aggregate borrowing availability may be increased to up to $2.5 billion on a combined basis in certain circumstances.
We are subject to numerous risks associated with our debt, including the risk that our cash flows could be insufficient for us to make required payments on our debt. There are no limits in our organizational documents on the amount of debt we may incur, and we may incur substantial debt. Our debt obligations could have important consequences to our securityholders. Our incurring debt may increase our vulnerability to adverse economic, market and industry conditions, limit our flexibility in planning for, or reacting to, changes in our business, and place us at a disadvantage in relation to competitors that have lower debt levels. Excessive debt could limit our ability to obtain financing for working capital, capital expenditures, acquisitions, construction projects, refinancing, lease obligations or other purposes and hinder our ability to maintain investment grade ratings from nationally recognized credit rating agencies or to make or sustain distributions to our shareholders.
If we default under any of our debt obligations, we may be in default under the agreements governing other debt obligations of ours which have cross default provisions, including our credit agreement and our senior unsecured notes indentures and their supplements. In such case, our lenders may demand immediate payment of any outstanding indebtedness and we could be forced to liquidate our assets for less than the values we would receive in a more orderly process.
We may fail to comply with the terms of our credit agreement and our senior unsecured notes indentures and their supplements, which could adversely affect our business and may prevent our making distributions to our shareholders.
Our credit agreement and our senior unsecured notes indentures and their supplements include various conditions, covenants and events of default. We may not be able to satisfy all of these conditions or may default on some of these covenants for various reasons, including for reasons beyond our control. For example, our credit agreement and our senior unsecured notes indentures and their supplements require us to maintain certain debt service ratios. Our ability to comply with such covenants will depend upon the net rental income we receive from our properties. If the occupancy at our properties declines or if our rents decline, we may be unable to borrow under our revolving credit facility. Complying with these covenants may limit our ability to take actions that may be beneficial to us and our securityholders.
If we are unable to borrow under our revolving credit facility, we may be unable to meet our obligations or grow our business by acquiring additional properties. If we default under our credit agreement, our lenders may demand immediate payment and may elect not to fund future borrowings. During the continuance of any event of default under our credit agreement, we may be limited or in some cases prohibited from making distributions to our shareholders. Any default under our credit agreement that results in acceleration of our obligations to repay outstanding indebtedness or in our no longer being permitted to borrow under our revolving credit facility would likely have serious adverse consequences to us and would likely cause the value of our securities to decline.
In the future, we may obtain additional debt financing, and the covenants and conditions which apply to any such additional debt may be more restrictive than the covenants and conditions that are contained in our credit agreement or our senior unsecured notes indentures and their supplements.
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
Since the most recent U.S. recession, the Board of Governors of the U.S. Federal Reserve System, or the U.S. Federal Reserve, has taken actions that have resulted in low interest rates for a long period of time. Since December 2016, the U.S. Federal Reserve has raised its benchmark interest rate by one percentage point, and there are some market expectations that market interest rates will rise further in the near to intermediate term. Market interest rates may continue to increase, and those increases may materially and negatively affect us in several ways, including:

•
Investors may consider whether to buy or sell our common shares based upon the distribution rate on our common shares relative to the then prevailing market interest rates. If market interest rates go up, investors may expect a higher distribution rate than we are able to pay, which may increase our cost of capital, or they may sell our common shares and seek alternative investments that offer higher distribution rates. Sales of our common shares may cause a decline in the value of our common shares.

•
Amounts outstanding under our revolving credit facility and term loans require interest to be paid at variable interest rates. When interest rates increase, our interest costs will increase, which could adversely affect our cash flows, our ability to pay principal and interest on our debt, our cost of refinancing our fixed rate debts when they become due and our ability to make or sustain distributions to our shareholders.

•
Property values are often determined, in part, based upon a capitalization of rental income formula. When market interest rates increase, property investors often demand higher capitalization rates and that causes property values to decline. Increases in interest rates could lower the value of our properties and cause the value of our securities to decline.

Ownership of real estate is subject to environmental risks.
Ownership of real estate is subject to risks associated with environmental hazards. We may be liable for environmental hazards at, or migrating from, our properties, including those created by prior owners or occupants, existing tenants, abutters or other persons. Various federal and state laws impose liabilities upon property owners, including us, for environmental damages arising at, or migrating from, owned properties, and we may be liable for the costs of environmental investigation and clean up at, or near, our properties. As an owner or previous owner of properties, we also may be liable to pay damages to government agencies or third parties for costs and damages they incur arising from environmental hazards at, or migrating from, such properties. The costs and damages that may arise from environmental hazards are often difficult to project and may be substantial.
In addition, we believe some of our properties may contain asbestos. We believe any asbestos on our properties is contained in accordance with applicable laws and regulations, and we have no current plans to remove it. If we removed the asbestos or demolished the affected properties, certain environmental regulations govern the manner in which the asbestos must be handled and removed, and we could incur substantial costs complying with such regulations.
Environmental liabilities could adversely affect our financial condition and result in losses.
Our leases with non-government tenants generally require our tenants to operate in compliance with applicable law and to indemnify us against any environmental liabilities arising from their activities on our properties; however, applicable law may subject us to strict liability by virtue of our property ownership interests. The U.S. Government is not required to indemnify us for environmental hazards they create at our properties and therefore could hold us liable for environmental hazards they create at our properties and we could have no recourse to them.
We do not have any insurance to limit losses that we may incur as a result of known or unknown environmental conditions. However, environmental exposures are difficult to assess and estimate for numerous reasons, including uncertainty about the extent of contamination, alternative treatment methods that may be applied, the location of the property which subjects it to differing local laws and regulations and their interpretations, as well as the time it may take to remediate contamination.

Ownership of real estate is subject to climate change and adverse weather risks.
Some observers believe severe weather in different parts of the world over the last few years is evidence of global climate change. Severe weather may have an adverse effect on certain properties we own. Flooding caused by rising sea levels and severe weather events, including hurricanes, tornadoes and widespread fires, may have an adverse effect on properties we own and result in significant losses to us and interruption of our business. Also, the political debate about climate change has resulted in various treaties, laws and regulations that are intended to limit carbon emissions. These or future laws may cause operating costs at our properties to increase. Laws enacted to mitigate climate change may make some of our buildings obsolete or require us to make material investments in our properties which could materially and adversely affect our financial condition and results of operations and cause the value of our securities to decline.
Real estate ownership creates risks and liabilities.
In addition to the risks discussed above, our business is subject to other risks associated with real estate ownership, including:

•	the illiquid nature of real estate markets, which limits our ability to sell our assets rapidly to respond to changing market conditions;

•	the subjectivity of real estate valuations and changes in such valuations over time;

•	current and future adverse national real estate trends, including increasing vacancy rates, declining rental rates and general deterioration of market conditions;

•	costs that may be incurred relating to property maintenance and repair, and the need to make expenditures due to changes in government regulations; and

•	liabilities and litigations arising from injuries on our properties or otherwise incidental to the ownership of our properties.

RMR LLC relies on information technology and systems in its operations, and any material failure, inadequacy, interruption or security failure of that technology or those systems could materially and adversely affect us.
RMR LLC relies on information technology and systems, including the Internet and commercially available software, to process, transmit, store and safeguard information and to manage or support a variety of its business processes (including managing our building systems), including financial transactions and maintenance of records, which may include personal identifying information of employees and tenants and lease data. If RMR LLC experiences material security or other failures, inadequacies or interruptions of its information technology, it could incur material costs and losses and our operations could be disrupted as a result. Further, third party vendors could experience similar events with respect to their information technology and systems that impact the products and services they provide to RMR LLC or us. RMR LLC relies on commercially available systems, software, tools and monitoring, as well as its internal procedures and personnel, to provide security for processing, transmitting, storing and safeguarding confidential tenant, customer and vendor information, such as personally identifiable information related to its employees and others and information regarding its and our financial accounts. RMR LLC takes various actions, and incurs significant costs, to maintain and protect the operation and security of its information technology and systems, including the data maintained in those systems. However, it is possible that these measures will not prevent the systems’ improper functioning or a compromise in security, such as in the event of a cyberattack or the improper disclosure of personally identifiable information.
Security breaches, computer viruses, attacks by hackers, online fraud schemes and similar breaches can create significant system disruptions, shutdowns, fraudulent transfer of assets or unauthorized disclosure of confidential information. For example, in June 2017, RMR LLC became aware that it had been a victim of criminal fraud in which a person pretending to be a representative of a seller in a property acquisition transaction provided fraudulent money wire instructions that caused money to be wire transferred to an account that was believed to be, but was not, the seller’s account. We were not involved in that transaction and we did not incur any loss from that transaction; however, there may be a risk that similar fraudulent activities could be attempted against us, RMR LLC or others with respect to our assets. The cybersecurity risks to RMR LLC, us and third party vendors are heightened by, among other things, the evolving nature of the threats faced, advances in computer capabilities, new discoveries in the field of cryptography and new and increasingly sophisticated methods used to perpetuate illegal or fraudulent activities against RMR LLC, including cyberattacks, email or wire fraud and other attacks exploiting security vulnerabilities in RMR LLC’s or other third parties’ information technology networks and systems or operations. Any failure to maintain the security, proper function and availability of RMR LLC’s information technology and systems, or certain third party vendors’ failure to similarly protect their information technology and systems that are relevant to RMR LLC’s or our operations, or to safeguard RMR LLC’s or our business processes, assets and information could result in financial losses, interrupt RMR LLC’s operations, damage RMR LLC’s reputation, cause RMR LLC to be in default of material contracts and subject RMR LLC to liability claims or regulatory penalties. Any or all of the foregoing could materially and adversely affect our business and the value of our securities.
Current government policies regarding interest rates and trade policies may cause a recession.
The U.S. Federal Reserve policy regarding the timing and amount of future increases in interest rates and changing U.S. and other countries’ trade policies may hinder the growth of the U.S. economy. It is unclear whether the U.S. economy will be able to withstand these challenges and continue sustained growth. Economic weakness in the U.S. economy generally or a new U.S. recession would likely adversely affect our financial condition and that of our tenants, could adversely impact the ability of our tenants to renew our leases or pay rent to us, and may cause the values of our properties and of our securities to decline.
Some of our tenants do not have credit ratings.
As a result of the FPO Transaction, a greater number of our tenants are non-government tenants and are not rated by any nationally recognized credit rating organization. It is more difficult to assess the ability of a tenant that is not rated to meet its obligations than that of a rated tenant. Moreover, tenants may be rated when we enter leases with them but their ratings may be later lowered or terminated during the term of the leases. Because we now have a greater number of unrated tenants, we may experience a higher percentage of tenant defaults than we would have had prior to the FPO Transaction or than landlords who have a higher percentage of highly rated tenants.
Our use of joint ventures may limit our flexibility with jointly owned investments.
As part of the FPO Transaction, we acquired two properties (three buildings) which are owned by joint ventures with unrelated third parties, and we may in the future acquire, develop or recapitalize properties in joint ventures with other persons or entities. Our participation in these joint ventures is subject to risks, including the following:

•	we may share approval rights over major decisions affecting the ownership or operation of the joint venture and any property owned by the joint venture;

•	we may be required to contribute additional capital if our partners fail to fund their share of any required capital contributions;

•
our joint venture partners may have economic or other business interests or goals that are inconsistent with our business interests or goals and that could affect our ability to lease or release the property, operate the property or maintain our qualification as a REIT;

•
our joint venture partners may be subject to different laws or regulations than us, or may be structured differently than us for tax purposes, which could create conflicts of interest and/or affect our ability to maintain our qualification as a REIT;

•	our ability to sell the interest on advantageous terms when we so desire may be limited or restricted under the terms of the applicable joint venture agreements; and

•	disagreements with our joint venture partners could result in litigation or arbitration that could be expensive and distracting to management and could delay important decisions.

Any of the foregoing risks could have a material adverse effect on our business, financial condition and results of operations.
Insurance may not adequately cover our losses.
We are generally responsible for the costs of insurance coverage for our properties, including for casualty, liability, fire and extended coverage. Losses of a catastrophic nature, such as those caused by hurricanes, flooding, volcanic eruptions and earthquakes, among other things, may be covered by insurance policies with limitations such as large deductibles or co-payments that we may not be able to pay. Insurance proceeds may not be adequate to restore an affected property to its condition prior to a loss or to compensate us for our losses, including the loss of future revenues from an affected property.
We may incur significant costs complying with the Americans with Disabilities Act and similar laws.
Under the Americans with Disabilities Act and certain similar state statutes, many commercial properties must meet specified requirements related to access and use by disabled persons. We may be required to make substantial capital expenditures at our properties to comply with these laws. In addition, non-compliance could result in the imposition of fines or an award of damages and costs to private litigants. These expenditures may have an adverse impact on our financial results and the value of our securities.
Changes in lease accounting standards may materially and adversely affect us.
The Financial Accounting Standards Board, or FASB, adopted new accounting rules to be effective for fiscal years ending after December 2018, which will require companies to capitalize substantially all leases on their balance sheets by recognizing a lessee’s rights and obligations. When the final rules are effective, many companies that account for certain leases on an “off balance sheet” basis will be required to account for such leases “on balance sheet.” This change will remove many of the differences in the way companies account for owned property and leased property and could have a material effect on various aspects of our tenants’ businesses, including the appearance of their credit quality and other factors they consider in deciding whether to own or lease properties. When the rules are effective, or as the effective date approaches, these rules could cause companies that lease properties to prefer shorter lease terms in an effort to reduce the leasing liability required to be recorded on their balance sheets or some companies may decide to prefer property ownership to leasing. Such decisions by our current or prospective tenants may adversely impact our business and the value of our securities.
Our business could be adversely impacted if there are deficiencies in our disclosure controls and procedures or our internal control over financial reporting.
The design and effectiveness of our disclosure controls and procedures and our internal control over financial reporting may not prevent all errors, misstatements or misrepresentations. While management will continue to review the effectiveness of our disclosure controls and procedures and our internal control over financial reporting, we cannot guarantee that our disclosure controls and procedures and internal control over financial reporting will be effective in accomplishing all control objectives all of the time. Deficiencies, including any material weaknesses, in our disclosure controls and procedures or internal control over financial reporting could result in misstatements of our results of operations or our financial statements or could otherwise materially and adversely affect our business, reputation, results of operations, financial condition or liquidity.
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
Our manager, RMR LLC, is authorized to follow broad operating and investment guidelines and, therefore, has discretion in determining the properties that will be appropriate investments for us, as well as our individual operating and investment decisions. Our Board of Trustees periodically reviews our operating and investment guidelines and our operating activities and investments but it does not review or approve each decision made by RMR LLC on our behalf. In addition, in conducting periodic reviews, our Board of Trustees relies primarily on information provided to it by RMR LLC.

RMR LLC is a subsidiary of RMR Inc. Our Managing Trustee, Adam Portnoy, as the current sole trustee of ABP Trust is the controlling shareholder of RMR Inc. and as the current sole trustee of ABP Trust beneficially owns all the class A membership units of RMR LLC not owned by RMR Inc. Adam Portnoy, is the managing director, president and chief executive officer of RMR Inc. and an officer of RMR LLC. Barry Portnoy was our other Managing Trustee and a director and an officer of RMR Inc. until his death on February 25, 2018. RMR LLC or its subsidiary also acts as the manager for five other Nasdaq listed REITs: HPT, which owns hotels and travel centers; ILPT, which primarily owns industrial and logistics properties; SNH, which primarily owns healthcare, senior living properties and medical office buildings; SIR, which primarily owns and invests in net leased, single tenant properties; and TRMT, which primarily originates and invests in first mortgage loans secured by middle market and transitional commercial real estate. RMR LLC also provides services to other publicly and privately owned companies, including: Five Star, which operates senior living communities; TA, which operates and franchises travel centers, convenience stores and restaurants; and Sonesta, which operates, manages and franchises hotels, resorts and cruise ships. An affiliate of RMR LLC is an investment adviser to the RMR Real Estate Income Fund, or RIF, a closed end investment company listed on the NYSE American, which primarily invests in securities of REITs that are not managed by RMR LLC.
Each of our executive officers is also an officer of RMR LLC, including our President and Chief Operating Officer, David Blackman, who is also the president and chief operating officer of SIR and the chief executive officer of TRMT, and our Chief Financial Officer and Treasurer, Mark Kleifges, who is also the chief financial officer and treasurer of HPT and of RIF. Because our executive officers have duties to RMR LLC, and David Blackman and Mark Kleifges have duties to SIR and TRMT and HPT and RIF, respectively, as well as to us, we do not have their undivided attention. They may have conflicts in allocating their time and resources between us and RMR LLC and other companies to which RMR LLC provides services. Our Independent Trustees also serve as independent directors or independent trustees of other companies to which RMR LLC or its subsidiary provides management services, including one of our Independent Trustees also serving as an independent trustee of SIR.
In addition to his investment in RMR Inc. and RMR LLC, our Managing Trustee holds equity investments in other companies to which RMR LLC provides management services and some of these companies, including us, have significant cross ownership interests, including, for example: as of February 23, 2018, our Managing Trustee and Barry Portnoy, our former Managing Trustee, owned, directly or indirectly, in aggregate 1.8% of our outstanding common shares, 36.4% of Five Star's outstanding common stock, 1.5% of HPT’s outstanding common shares, 1.3% of SNH’s outstanding common shares, 1.9% of SIR’s outstanding common shares and 9.1% of RIF’s outstanding common shares; we own 27.8% of SIR’s outstanding common shares; SIR owns 69.2% of ILPT’s outstanding common shares; HPT owns 8.6% of TA’s outstanding common shares; SNH owns 8.4% of Five Star’s outstanding common stock; and Tremont Realty Advisors LLC, a subsidiary of RMR LLC, owns 19.2% of TRMT’s outstanding common shares. Our executive officers may also own equity investments in other companies to which RMR LLC or its subsidiary provides management services. These multiple responsibilities, relationships and cross ownerships could create competition for the time and efforts of RMR LLC, Adam Portnoy and other RMR LLC personnel, including our executive officers, and give rise to conflicts of interest or the appearance of such conflicts of interest with respect to matters involving us, RMR Inc., RMR LLC, our Managing Trustee, the other companies to which RMR LLC or its subsidiary provides management services and their related parties. Conflicts of interest or the appearance of conflicts of interest could have a material adverse impact on our reputation, business and the market price of our common shares and other securities and we may be subject to increased risk of litigation as a result.
In our management agreements with RMR LLC, we acknowledge that RMR LLC may engage in other activities or businesses and act as the manager to any other person or entity (including other REITs) even though such person or entity has investment policies and objectives similar to our policies and objectives and we are not entitled to preferential treatment in receiving information, recommendations and other services from RMR LLC. Accordingly, we may lose investment opportunities to, and may compete for tenants with, other businesses managed by RMR LLC or its subsidiary. We cannot be sure that our Code of Conduct or our Governance Guidelines, or other procedural protections we adopt will be sufficient to enable us to identify, adequately address or mitigate actual or alleged conflicts of interest or ensure that our transactions with related persons are made on terms that are at least as favorable to us as those that would have been obtained with an unrelated person.
Our management agreements were not negotiated on an arm’s length basis and their fee structure may not create proper incentives for RMR LLC, which may increase the risk of an investment in our common shares.
As a result of our relationships with RMR LLC, our management agreements were not negotiated on an arm’s length basis between unrelated parties, and therefore the terms, including the fees payable to RMR LLC, may not be as favorable to us as they would have been if they were negotiated on an arm’s length basis between unrelated parties. Our property management fees are calculated based on rents we receive and construction supervision fees for construction at our properties overseen and managed by RMR LLC, and our base business management fee is calculated based upon the lower of the historical costs of our real estate investments and our market capitalization. These fee arrangements could incentivize RMR LLC to pursue acquisitions, capital transactions, tenancies and construction projects or to avoid disposing of our assets in order to increase or maintain its management fees. If we do not effectively manage our investment, disposition and capital transactions and leasing, construction and other property management activities, we may pay increased management fees without proportional benefits to us. In addition, we pay RMR LLC substantial base management fees regardless of our financial results. RMR LLC’s entitlement to a base management fee might reduce its incentive to devote its time and effort to seeking investments that provide attractive returns for us.
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
Our management arrangements with RMR LLC may discourage a change of control of us.
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
On June 5, 2015, we participated in a transaction with RMR Inc., RMR LLC, ABP Trust, SIR and two other REITs to which RMR LLC provides management services in which, among other things, we acquired 1,541,201 shares of RMR Inc.’s class A common stock, ABP Trust acquired 700,000 of our common shares and we amended our management agreements with RMR LLC and extended them for continuing 20 year terms, or the Up-C Transaction. In December 2015, we distributed 768,032 of the shares of RMR Inc.’s class A common stock that we received in the Up-C Transaction pro rata to our shareholders. SIR also distributed shares of RMR Inc.’s class A common stock pro rata to its shareholders from which we received 441,056 shares of RMR Inc.’s class A common stock as a shareholder of SIR. We believe the Up-C Transaction provided several benefits to us, including an attractive investment in the equity securities of RMR Inc., the further alignment of the interests of RMR LLC and Adam Portnoy with our interests and greater transparency for us and our shareholders into the compensation practices and financial and operating results of RMR LLC. However, our investment in RMR Inc. is subject to various risks, including the highly competitive nature of RMR LLC’s business and the limited public market for RMR Inc.’s securities, among others, which may result in us losing some or all of our investment in RMR Inc. or otherwise not realizing the benefits we expect from the Up-C Transaction. For further information on the Up-C Transaction, see Note 7 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
The Up-C Transaction and the agreements entered into as part of the Up-C Transaction are among related persons, which increases the risk of allegations of conflicts of interest, and such allegations may impair our ability to realize the benefits we expect from the Up-C Transaction.
Because of the various relationships among us, RMR Inc., RMR LLC and the other REITs to which RMR LLC provides management services, the Up-C Transaction and the agreements entered into as part of the Up-C Transaction, including the amendment and extension of our management agreements for continuing 20 year terms, are among related persons. The Up-C Transaction and the terms thereof were negotiated and reviewed by a Joint Special Committee comprised solely of our Independent Trustees and the independent trustees of the other REITs to which RMR LLC then provided management services, or the Joint Special Committee, and were separately approved and adopted by our Independent Trustee who did not serve as an independent trustee of any of the other REITs, by a Special Committee of our Board of Trustees, comprised solely of our Independent Trustees, or our Special Committee, and by our Board of Trustees. Morgan Stanley & Co. LLC acted as financial advisor to the Joint Special Committee and Reynolds Advisory Partners, LLC acted as financial advisor to our Special Committee. Nonetheless, because of these various relationships, the Up-C Transaction was not negotiated on an arm’s length basis among unrelated third parties, and therefore may not be on terms as favorable to us or the other applicable REITs to which RMR LLC provides management services as it would have been if it was negotiated on an arm’s length basis among unrelated parties. As a result of these relationships, we may be subject to increased risk that our shareholders or the shareholders of the other REITs to which RMR LLC provides management services may challenge the Up-C Transaction and the agreements entered into as part of the Up-C Transaction. Any such challenge could result in substantial costs and be a diversion to our management’s attention, could have a material adverse effect on our reputation, business and growth and could adversely affect our ability to realize the benefits we expect from the Up-C Transaction, whether or not the allegations have merit or are substantiated.
We may be at an increased risk for dissident shareholder activities due to perceived conflicts of interest arising from our management structure.
In the past, in particular following periods of volatility in the overall market or declines in the market price of a company’s securities, shareholder litigation, dissident shareholder trustee nominations and dissident shareholder proposals have often been instituted against companies alleging conflicts of interest in business dealings with affiliated and related persons and entities. Our relationships with RMR Inc., RMR LLC, SIR, AIC, the other businesses and entities to which RMR LLC or its subsidiaries provide management services, Adam Portnoy and other related persons of RMR LLC may precipitate such activities. Certain proxy advisory firms which have significant influence over the voting by shareholders of public companies have, in the past, recommended, and in the future may recommend, that shareholders withhold votes for the election of our incumbent Trustees and vote against our say on pay vote or other management proposals. These recommendations may affect the outcome of our Board elections and impact our governance, which may increase shareholder activism and litigation. These activities, if instituted against us, could result in substantial costs, and a diversion of our management’s attention, and could have a material adverse impact on our reputation and business.
We may experience losses from our business dealings with AIC.
We, ABP Trust, SIR and four other companies to which RMR LLC provides management services each own 14.3% of AIC, and we have invested $6.0 million in AIC. We and those other AIC shareholders participate in a combined property insurance program arranged and reinsured in part by AIC and we periodically consider the possibilities for expanding our relationship with AIC to other types of insurance. Our principal reason for investing in AIC and for purchasing insurance in these programs is to seek to improve our financial results by obtaining improved insurance coverages at lower costs than may be otherwise available to us or by participating in any profits which we may realize as an owner of AIC. While we believe we have in the past benefitted from these arrangements, these beneficial financial results may not occur in the future, and we may need to invest additional capital in order to continue to pursue these results. AIC’s business involves the risks typical of an insurance business, including the risk that it may not operate profitably. Accordingly, financial benefits from our business dealings with AIC may not be achieved in the future, and we may experience losses from these dealings.
Risks Related to Our Ownership Interest in SIR
The market price of our ownership in SIR may decline.
We own 24,918,421 SIR common shares. As of December 31, 2017, the carrying value of our SIR common shares was $467.5 million, and the market price of those common shares was $626.2 million based on the closing price of SIR’s common shares on Nasdaq on that day. The market price for SIR’s common shares will vary. If it appears that the market price of our SIR common shares is persistently below the carrying value of our SIR common shares, we may be required to record an impairment charge with regard to our ownership of the SIR common shares, and the amount of this charge may be material.
We may be unable to realize the market price or the carrying value of our SIR common shares at the time of sale.
As of the date of this Annual Report on Form 10-K, we own 27.8% of SIR’s total outstanding common shares. Because we own such a large number of SIR common shares which represents such a large percentage of SIR’s outstanding common shares, any effort we make to sell our SIR common shares may depress the market price of SIR’s common shares and we may be unable to realize an otherwise market price for our SIR common shares. Speculation by the press, stock analysts, our shareholders or others regarding our intention with respect to our investment in SIR could adversely affect the market price of SIR’s common shares. Also, we may be unable to sell our SIR common shares for an amount equal to their carrying value because of the significance of our SIR holdings, a reduced market price of SIR common shares or otherwise; we may realize a loss on our investment in SIR common shares.
SIR’s cash distributions may change from time to time, and we cannot provide assurance that SIR will declare cash distributions in any particular amounts or at all. A reduction in SIR’s cash distributions would have a negative effect on us.
SIR’s board of trustees may lower the amount of distributions that SIR pays to its shareholders, including us, which would reduce the cash flow we realize by owning our SIR common shares and could adversely impact our ability to make payments of principal and interest on our indebtedness and future distributions on our common shares.
The ability of SIR to pay regular cash distributions is out of our control and made at the discretion of SIR’s board of trustees. The declaration of any distribution will depend upon various factors that SIR’s board of trustees deems relevant, including its results of operations, its financial condition, the debt and equity capital available to it, the expectation of its capital requirements, the funds from operations attributed to SIR, the normalized funds from operations attributed to SIR, the restrictive covenants in its financial or other contractual arrangements (including those contained in its credit agreement), tax law requirements to maintain its qualification for taxation as a REIT, restrictions under Maryland law and its expected needs for and availability of cash to pay its obligations.
SIR’s board of trustees may also amend or revise SIR’s operational, financing and investment policies, including its policies with respect to its intention to qualify for taxation as a REIT, acquisitions, dispositions, growth, operations, indebtedness, capitalization and distributions, or to approve transactions that deviate from these policies, without a vote of, or notice to, SIR’s shareholders.
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

•
SIR may incur losses if it is unable to maintain the occupancy or rents it now receives from its properties or its operating expenses increase or otherwise, and any such losses may reduce the market price of our SIR common shares;

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

Our declaration of trust prohibits any shareholder other than RMR LLC and its affiliates (as defined under Maryland law) and certain persons who have been exempted by our Board of Trustees from owning, directly and by attribution, more than 9.8% of the number or value of shares (whichever is more restrictive) of any class or series of our outstanding shares of beneficial interest, including our common shares. This provision of our declaration of trust is intended to, among other purposes, assist with our REIT compliance under the IRC and otherwise promote our orderly governance. However, this provision may also inhibit acquisitions of a significant stake in us and may deter, delay or prevent a change in control of us or unsolicited acquisition proposals that a shareholder may consider favorable. Additionally, provisions contained in our declaration of trust and bylaws or under Maryland law may have a similar impact, including, for example, provisions relating to:

•	the division of our Trustees into three classes, with the term of one class expiring each year, which could delay a change of control of us;

•	limitations on shareholder voting rights with respect to certain actions that are not approved by our Board of Trustees;

•	the authority of our Board of Trustees, and not our shareholders, to adopt, amend or repeal our bylaws and to fill vacancies on our Board of Trustees;

•	shareholder voting standards which require a supermajority for approval of certain actions;

•	the fact that only our Board of Trustees, or if there are no Trustees, our officers, may call shareholder meetings and that shareholders are not entitled to act without a meeting;

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

Risks Related to Our Taxation
Our failure to remain qualified for taxation as a REIT under the IRC could have significant adverse consequences.

As a REIT, we generally do not pay federal or most state income taxes as long as we distribute all of our REIT taxable income and meet other qualifications set forth in the IRC. However, actual qualification for taxation as a REIT under the IRC depends on our satisfying complex statutory requirements, for which there are only limited judicial and administrative interpretations. We believe that we have been organized and have operated, and will continue to be organized and to operate, in a manner that qualified and will continue to qualify us to be taxed as a REIT under the IRC. However, we cannot be sure that the IRS, upon review or audit, will agree with this conclusion. Furthermore, we cannot be sure that the federal government, or any state or other taxation authority, will continue to afford favorable income tax treatment to REITs and their shareholders.

Maintaining our qualification for taxation as a REIT under the IRC will require us to continue to satisfy tests concerning, among other things, the nature of our assets, the sources of our income and the amounts we distribute to our shareholders. In order to meet these requirements, it may be necessary for us to sell or forgo attractive investments.

If we cease to qualify for taxation as a REIT under the IRC, then our ability to raise capital might be adversely affected, we will be in breach under our credit agreement, we may be subject to material amounts of federal and state income taxes and the market price of our common shares could decline. In addition, if we lose or revoke our qualification for taxation as a REIT under the IRC for a taxable year, we will generally be prevented from requalifying for taxation as a REIT for the next four taxable years.
Distributions to shareholders generally will not qualify for reduced tax rates applicable to “qualified dividends.”
Dividends payable by U.S. corporations to noncorporate shareholders, such as individuals, trusts and estates, are generally eligible for reduced federal income tax rates applicable to “qualified dividends.” Distributions paid by REITs generally are not treated as “qualified dividends” under the IRC and the reduced rates applicable to such dividends do not generally apply. However, for tax years beginning after 2017 and before 2026, REIT dividends paid to noncorporate shareholders are generally taxed at an effective tax rate lower than applicable ordinary income tax rates due to the availability of a deduction under the IRC for specified forms of income from passthrough entities. More favorable rates will nevertheless continue to apply to regular corporate “qualified” dividends, which may cause some investors to perceive that an investment in a REIT is less attractive than an investment in a non-REIT entity that pays dividends, thereby reducing the demand and market price of our common shares.
REIT distribution requirements could adversely affect our ability to execute our business plan.
We generally must distribute annually at least 90% of our REIT taxable income, subject to specified adjustments and excluding any net capital gain, in order to maintain our qualification for taxation as a REIT under the IRC. To the extent that we satisfy this distribution requirement, federal corporate income tax will not apply to the earnings that we distribute, but if we distribute less than 100% of our REIT taxable income, then we will be subject to federal corporate income tax on our undistributed taxable income. We intend to make distributions to our shareholders to comply with the REIT requirements of the IRC. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our shareholders in a calendar year is less than a minimum amount specified under federal tax laws.
From time to time, we may generate taxable income greater than our income for financial reporting purposes prepared in accordance with U.S. generally accepted accounting principles, or GAAP, or differences in timing between the recognition of taxable income and the actual receipt of cash may occur. If we do not have other funds available in these situations, among other things, we may borrow funds on unfavorable terms, sell investments at disadvantageous prices or distribute amounts that would otherwise be invested in future acquisitions in order to make distributions sufficient to enable us to pay out enough of our taxable income to satisfy the REIT distribution requirement and to avoid corporate income tax and the 4% excise tax in a particular year. These alternatives could increase our costs or reduce our shareholders’ equity. Thus, compliance with the REIT distribution requirements may hinder our ability to grow, which could cause the market price of our common shares to decline.
Even if we remain qualified for taxation as a REIT under the IRC, we may face other tax liabilities that reduce our cash flow.
Even if we remain qualified for taxation as a REIT under the IRC, we may be subject to federal, state and local taxes on our income and assets, including taxes on any undistributed income, excise taxes, state or local income, property and transfer taxes, and other taxes. Also, some jurisdictions may in the future limit or eliminate favorable income tax deductions, including the dividends paid deduction, which could increase our income tax expense. In addition, in order to meet the requirements for qualification and taxation as a REIT under the IRC, prevent the recognition of particular types of non-cash income, or avert the imposition of a 100% tax that applies to specified gains derived by a REIT from dealer property or inventory, we may hold or dispose of some of our assets and conduct some of our operations through our TRSs or other subsidiary corporations that will be subject to corporate level income tax at regular rates. In addition, while we intend that our transactions with our TRSs will be conducted on arm’s length bases, we may be subject to a 100% excise tax on a transaction that the IRS or a court determines was not conducted at arm’s length. Any of these taxes would decrease cash available for distribution to our shareholders.
We may incur adverse tax consequences if FPO failed to qualify for taxation as a REIT under the IRC prior to the FPO Transaction.
We received an opinion from FPO’s counsel that FPO was organized and operated in conformity with the requirements for qualification and taxation as a REIT under the IRC prior to the FPO Transaction. If, contrary to that opinion, FPO failed to qualify for taxation as a REIT under the IRC, then we may inherit significant tax liabilities as a result of the FPO Transaction because, as the successor by merger to FPO, we would generally inherit any corporate income tax liabilities of FPO, including penalties and interest.
It is unclear whether the IRC provisions that are generally available to remediate REIT compliance failures will be available to us as a successor in respect of any determination that FPO failed to qualify for taxation as a REIT under the IRC. If and to the extent the remedial provisions are available to us to address FPO’s qualification and taxation as a REIT under the IRC for the applicable period prior to or including the FPO Transaction, we may have to expend significant resources in connection with the remediation, including, among other things, (a) required distribution payments to shareholders and associated interest payments to the IRS, and (b) tax and interest payments to the IRS and state and local tax authorities.
FPO’s failure to qualify for taxation as a REIT under the IRC for the applicable period prior to or including the FPO Transaction and our efforts to remedy any such failure could have a material adverse effect on our financial condition and results of operations.
Legislative or other actions affecting REITs could materially and adversely affect us and our shareholders.
The rules dealing with U.S. federal, state, and local taxation are constantly under review by persons involved in the legislative process and by the IRS, the U.S. Department of the Treasury, and other taxation authorities. Changes to the tax laws, with or without retroactive application, could materially and adversely affect us and our shareholders. We cannot predict how changes in the tax laws might affect us or our shareholders. New legislation, Treasury regulations, administrative interpretations or court decisions could significantly and negatively affect our ability to qualify for taxation as a REIT or the tax consequences of such qualification.
In addition, December 2017 legislation has made substantial changes to the IRC. Among those changes are a significant permanent reduction in the generally applicable corporate income tax rate, changes in the taxation of individuals and other noncorporate taxpayers that generally reduce their taxes on a temporary basis subject to “sunset” provisions, the elimination or modification of various deductions (including substantial limitation of the deduction for personal state and local taxes imposed on individuals), and preferential taxation of income derived by individuals from passthrough entities in comparison to earnings received directly by individuals.  This legislation also imposes additional limitations on the deduction of net operating losses, which may in the future cause us to make additional distributions that will be taxable to our shareholders to the extent of our current or accumulated earnings and profits in order to comply with the REIT distribution requirements. The effect of these and other changes made in this legislation is highly uncertain, both in terms of their direct effect on the taxation of an investment in our common shares and their indirect effect on the value of properties owned by us. Furthermore, many of the provisions of the new law will require guidance through the issuance of Treasury regulations in order to assess their effect. There may be a substantial delay before such regulations are promulgated, increasing the uncertainty as to the ultimate effect of the statutory amendments on us or our shareholders. It is also possible that there will be technical corrections legislation proposed with respect to the new law, the effect of which cannot be predicted and may be adverse to us or our shareholders.
Risks Related to our Securities
Our distributions to our shareholders may decline.
We intend to continue to make regular quarterly distributions to our shareholders. However:

•	our ability to make or sustain the rate of distributions will be adversely affected if any of the risks described in this Annual Report on Form 10-K occur;

•	our making of distributions is subject to compliance with restrictions contained in our credit agreement and may be subject to restrictions in future debt obligations we may incur; and

•
the timing and amount of any distributions will be determined at the discretion of our Board of Trustees and will depend on various factors that our Board of Trustees deems relevant, including our financial condition, our results of operations, our liquidity, our capital requirements, our FFO, our Normalized FFO, restrictive covenants in our financial or other contractual arrangements, general economic conditions in the United States, requirements of the IRC to remain qualified for taxation as a REIT and restrictions under the laws of Maryland.

For these reasons, among others, our distribution rate may decline or we may cease making distributions to our shareholders.
Changes in market conditions could adversely affect the value of our securities.
As with other publicly traded equity securities and REIT securities, the value of our common shares and other securities depends on various market conditions that are subject to change from time to time, including:

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

We believe that one of the factors that investors consider important in deciding whether to buy or sell equity securities of a REIT is the distribution rate, considered as a percentage of the price of the equity securities, relative to market interest rates. Interest rates have been at historically low levels for an extended period of time. There is a general market perception that REIT shares outperform in low interest rate environments and underperform in rising interest rate environments when compared to the broader market. Since December 2016, the U.S. Federal Reserve has raised its benchmark interest rate by one percentage point, and there are some market expectations that market interest rates will rise further in the near to intermediate term. If market interest rates continue to increase, or if there continues to be market expectation of such increases, prospective purchasers of REIT equity securities may want to achieve a higher distribution rate. Thus, higher market interest rates, or the expectation of higher interest rates, could cause the value of our securities to decline.
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
We are the sole obligor on our outstanding senior unsecured notes, and our outstanding senior unsecured notes and any notes or other debt securities we may issue in the future, or, together with our outstanding senior unsecured notes, the Notes, and such Notes are not, and any Notes we may issue in the future may not be guaranteed by any of our subsidiaries. Our subsidiaries are separate and distinct legal entities and have no obligation, contingent or otherwise, to pay any amounts due on the Notes, or to make any funds available therefor, whether by dividend, distribution, loan or other payments. The rights of holders of Notes to benefit from any of the assets of our subsidiaries are subject to the prior satisfaction of claims of our subsidiaries’ creditors and any preferred equity holders. As a result, the Notes are, and, except to the extent that future Notes are guaranteed by our subsidiaries, will be, structurally subordinated to all of the debt and other liabilities and obligations of our subsidiaries, including guarantees of other indebtedness of ours, payment obligations under lease agreements, trade payables and preferred equity. As of December 31, 2017, our subsidiaries had total indebtedness and other liabilities (excluding security and other deposits and guaranties) of $238.5 million.
The Notes are unsecured and effectively subordinated to all of our existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness.
The outstanding Notes are not secured and any Notes we may issue in the future may not be secured. Upon any distribution to our creditors in a bankruptcy, liquidation, reorganization or similar proceeding relating to us or our property, the holders of our secured debt will be entitled to exercise the remedies available to a secured lender under applicable law and pursuant to the instruments governing such debt and to be paid in full from the assets securing that secured debt before any payment may be made with respect to Notes that are not secured by those assets. In that event, because such Notes will not be secured by any of our assets, it is possible that there will be no assets from which claims of holders of such Notes can be satisfied or, if any assets remain, that the remaining assets will be insufficient to satisfy those claims in full. If the value of such remaining assets is less than the aggregate outstanding principal amount of such Notes and accrued interest and all future debt ranking equally with such Notes, we will be unable to fully satisfy our obligations under such Notes. In addition, if we fail to meet our payment or other obligations under our secured debt, the holders of that secured debt would be entitled to foreclose on our assets securing that secured debt and liquidate those assets. Accordingly, we may not have sufficient funds to pay amounts due on such Notes. As a result, noteholders may lose a portion or the entire value of their investment in such Notes. Further, the terms of the outstanding Notes permit, and the terms of any Notes we may issue in the future may permit us to incur additional secured indebtedness subject to compliance with certain debt ratios. The Notes that are not secured will be effectively subordinated to any such additional secured indebtedness. As of December 31, 2017, we had $183.1 million in secured mortgage debt.
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
The outstanding Notes are rated by two rating agencies and any Notes we may issue in the future may be rated by one or more rating agencies. These credit ratings are continually reviewed by rating agencies and may change at any time based upon, among other things, our results of operations and financial condition. In June 2017, both Moody’s Investors Service, or Moody’s, and Standard & Poor’s Ratings Services, or S&P, published reviews of our credit ratings and assigned negative outlooks to our ratings. These negative outlooks imply that our credit ratings may be downgraded to below “investment grade.” If our credit ratings are downgraded, we may have difficulty accessing debt capital markets to meet our obligations and the costs of any debt we do obtain may be increased. For example, the interest rates we are required to pay on our revolving credit facility and our other floating rate debt obligations will increase if our credit ratings are downgraded. We intend to sell some assets, to pay certain debt, to otherwise adjust our capital structure and to take other actions which we believe may avoid any credit ratings downgrade; however, we can provide no assurance that these efforts will be successful to avoid our credit ratings being downgraded. Negative changes in the ratings assigned to our debt securities could have an adverse effect on the market price of the Notes and our costs and availability of capital, which could in turn have a material adverse effect on our results of operations and our ability to satisfy our debt service obligations.
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

Item 1B.  Unresolved Staff Comments

None.

 Item 2.  Properties
General. As of December 31, 2017, we wholly owned 108 properties (167 buildings) located in 30 states and the District of Columbia containing approximately 17.5 million consolidated rentable square feet and had a noncontrolling ownership interest in two properties (three buildings) containing approximately 0.4 million rentable square feet through two unconsolidated joint ventures in which we own 50% and 51% interests. As of December 31, 2017, 49 of our consolidated properties (64 buildings), with approximately 7.8 million rentable square feet, were majority leased to the U.S. Government, 21 of our consolidated properties (28 buildings), with approximately 3.1 million rentable square feet, were majority leased to 13 state governments, three of our consolidated properties (three buildings), with approximately 0.4 million rentable square feet were majority leased to other government tenants, two of our consolidated properties (four buildings), with approximately 0.5 million rentable square feet, were majority leased to government contractor tenants, 31 of our consolidated properties (66 buildings), with approximately 5.5 million rentable square feet, were majority leased to other non-government tenants and two of our consolidated properties (two buildings), with approximately 0.1 million rentable square feet, were available for lease.

The following table provides certain information about our properties as of December 31, 2017 (dollars in thousands):

Consolidated Properties
Property Location	Number of Properties	Number of Buildings	Undepreciated Carrying Value (1)	Depreciated Carrying Value (1)	Annualized Rental Income (2)
Alabama	2	2	$23,065	$20,421	$3,086
Arizona	2	2	22,305	19,446	2,351
California	11	11	302,492	244,081	40,844
Colorado	3	5	68,945	49,118	10,653
District of Columbia	8	8	567,256	526,055	75,416
Florida	2	2	48,817	41,424	6,824
Georgia	5	9	167,163	140,537	23,720
Idaho	1	3	33,218	29,159	4,669
Illinois	1	1	15,340	12,594	1,987
Indiana	1	3	76,880	65,223	9,730
Kansas	1	1	15,171	12,612	2,920
Kentucky	1	1	13,501	12,032	2,554
Maryland	18	43	426,417	384,601	63,419
Massachusetts	4	4	84,436	71,068	13,554
Michigan	1	1	18,990	15,530	2,731
Minnesota	2	2	26,153	22,959	4,327
Mississippi	1	1	25,946	22,487	3,974
Missouri	2	2	26,586	21,080	4,275
New Hampshire	1	1	18,597	15,641	2,433
New Jersey	1	1	45,823	38,874	6,469
New York	4	4	170,369	144,029	18,945
Oregon	1	1	28,761	24,694	5,147
South Carolina	1	3	17,385	13,667	2,192
Tennessee	1	1	9,783	8,349	2,858
Texas	1	1	13,293	8,584	2,993
Vermont	1	1	9,236	7,580	1,118
Virginia	26	46	634,449	615,674	98,962
Washington	2	4	44,001	32,322	5,537
West Virginia	1	1	5,074	2,964	—
Wisconsin	1	1	5,587	4,824	801
Wyoming	1	1	10,682	6,244	2,156
Total Consolidated	108	167	$2,975,721	$2,633,873	$426,645

(1)	Excludes value assigned to real estate intangibles in purchase price allocation.

(2)
Annualized rental income is defined as the annualized contractual base rents from our tenants pursuant to our lease agreements as of December 31, 2017, plus straight line rent adjustments and estimated recurring expense reimbursements to be paid to us, and excluding lease value amortization.

At December 31, 2017, eight of our consolidated properties (eight buildings) with an aggregate undepreciated carrying value of $375.2 million were encumbered by eight mortgages totaling $183.1 million. The two properties (three buildings) owned by our unconsolidated joint ventures were encumbered by two mortgages totaling $82.0 million at December 31, 2017. See Note 5 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K for more information regarding our unconsolidated joint ventures.

Item 3.  Legal Proceedings
From time to time, we may become involved in litigation matters incidental to the ordinary course of our business.  Although we are unable to predict with certainty the eventual outcome of any litigation, we are currently not a party to any litigation which we expect to have a material adverse effect on our business.
Item 4.  Mine Safety Disclosures
Not applicable.

PART II
Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common shares were traded on the New York Stock Exchange, or the NYSE (symbol: GOV), through June 30, 2016. Beginning on July 1, 2016, our common shares are traded on Nasdaq (symbol: GOV). The following table sets forth for the periods indicated the high and low sale prices for our common shares as reported by the NYSE or Nasdaq, as applicable.

	High	Low
2017
First Quarter	$21.08	$18.84
Second Quarter	22.99	18.26
Third Quarter	18.83	17.36
Fourth Quarter	19.60	17.79
2016
First Quarter	$17.90	$12.33
Second Quarter	23.07	17.59
Third Quarter	24.61	21.82
Fourth Quarter	22.67	17.66

The closing price of our common shares on Nasdaq on February 1, 2018, was $16.92 per common share.
As of February 1, 2018, there were 196 shareholders of record of our common shares.
Information about cash distributions declared on our common shares is summarized in the table below. Common share cash distributions are generally paid in the quarter following the quarter to which they relate.

	Cash Distributions Per Common Share
	2017	2016
First Quarter	$0.43	$0.43
Second Quarter	0.43	0.43
Third Quarter	0.43	0.43
Fourth Quarter	0.43	0.43
Total	$1.72	$1.72
We currently intend to continue to declare and pay common share distributions on a quarterly basis in cash. However, the timing, amount and form of future distributions are determined at the discretion of our Board of Trustees and will depend upon various factors that our Board of Trustees deems relevant, including our results of operations, our financial condition, debt and equity capital available to us, our expectation of our future capital requirements and operating performance, our FFO, our Normalized FFO, our receipt of distributions from SIR, restrictive covenants in our financial or other contractual arrangements (including those in our credit agreement and our senior unsecured notes indentures and their supplements), tax law requirements to maintain our qualification for taxation as a REIT, restrictions under Maryland law and our expected needs for and availability of cash to pay our obligations. Therefore, we cannot be sure that we will continue to pay distributions in the future or that the amount of any distributions we do pay will not decrease.

Item 6.  Selected Financial Data
The following table sets forth selected financial data for the periods and dates indicated. This data should be read in conjunction with, and is qualified in its entirety by reference to, Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and accompanying notes included in Part IV, Item 15 of this Annual Report on Form 10-K.  Amounts are in thousands, except per share data.

	Year Ended December 31,
	2017	2016	2015		2014	2013
Income statement data:
Rental income	$316,532	$258,180	$248,549		$251,031	$226,910

Expenses:
Real estate taxes	37,942	30,703	29,906		28,389	25,710
Utility expenses	20,998	17,269	17,916		19,369	17,116
Other operating expenses	65,349	54,290	50,425		45,982	41,134
Depreciation and amortization	109,588	73,153	68,696		66,593	55,699
Loss on impairment of real estate	9,490	—	—		2,016	—
Acquisition related costs	—	1,191	811		1,344	2,439
General and administrative	18,847	14,897	14,826		15,809	12,710
Total expenses	262,214	191,503	182,580		179,502	154,808

Operating income	54,318	66,677	65,969		71,529	72,102
Dividend income	1,216	971	811		—	—
Interest income	1,962	158	14		69	37
Interest expense	(65,406)	(45,060)	(37,008)		(28,048)	(16,831)
Gain (loss) on early extinguishment of debt	(1,715)	104	34		(1,307)	—
Loss on distribution to common shareholders of The RMR Group Inc. common stock	—	—	(12,368)		—	—
Net gain (loss) on issuance of shares by Select Income REIT	72	86	(42,145)		(53)	—
Loss on impairment of Select Income REIT investment	—	—	(203,297)		—	—
Income (loss) from continuing operations before income taxes and equity
in earnings of investees and gain on sale of real estate	(9,553)	22,936	(227,990)		42,190	55,308
Income tax expense	(101)	(101)	(86)		(117)	(133)
Equity in earnings of investees	21,571	35,518	18,640		10,963	334
Income (loss) from continuing operations	11,917	58,353	(209,436)		53,036	55,509
Income (loss) from discontinued operations	173	(589)	(525)		3,498	(889)
Income (loss) before gain on sale of real estate	12,090	57,764	(209,961)		56,534	54,620
Gain on sale of real estate	—	79	—		—	—
Net income (loss)	12,090	57,843	(209,961)		56,534	54,620
Preferred units of limited partnership distributions	(275)	—	—		—	—
Net income (loss) available for common shareholders	$11,815	$57,843	$(209,961)		$56,534	$54,620

Weighted average shares outstanding (basic)	84,633	71,050	70,700		61,313	54,606
Weighted average shares outstanding (diluted)	84,653	71,071	70,700		61,399	54,685
Per common share data:
Income (loss) from continuing operations (basic)	$0.14	$0.82	$(2.96)		$0.87	$1.02
Income (loss) from continuing operations (diluted)	$0.14	$0.82	$(2.96)		$0.86	$1.02
Income (loss) from discontinued operations (basic and diluted)	$—	$(0.01)	$(0.01)		$0.06	$(0.02)
Net income (loss) available for common shareholders (basic and diluted)	$0.14	$0.81	$(2.97)		$0.92	$1.00
Common distributions paid	$1.72	$1.72	$1.72	(1)	$1.72	$1.72

	As of December 31,
Balance sheet data:	2017	2016	2015		2014	2013
Total real estate investments, gross (2)	$2,975,721	$1,888,760	$1,696,132		$1,682,480	$1,568,562
Real estate investments, net (2)	2,633,873	1,591,956	1,440,253		1,462,689	1,380,927
Total assets	3,703,565	2,385,066	2,168,510		2,419,908	1,630,789
Debt, net	2,245,092	1,381,852	1,145,598		1,077,410	596,063
Shareholders' equity	1,330,043	935,004	956,651		1,297,449	989,675

(1)	Excludes a non-cash distribution of $0.1284 per share related to the distribution of shares of RMR Inc. class A common stock to our shareholders on December 14, 2015.

(2)	Excludes properties classified as assets held for sale or discontinued operations and properties owned by unconsolidated joint ventures.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following information should be read in conjunction with our Consolidated Financial Statements and accompanying notes included elsewhere in Part IV, Item 15 of this Annual Report on Form 10-K.
OVERVIEW
We are a REIT organized under Maryland law. As of December 31, 2017, we wholly owned 108 properties (167 buildings) and had a noncontrolling ownership interest in two properties (three buildings) totaling 443,867 rentable square feet through two unconsolidated joint ventures in which we own 50% and 51% interests. As of December 31, 2017, our consolidated properties are located in 30 states and the District of Columbia and contain 17,499,338 rentable square feet, of which 41.2% was leased to the U.S. Government, 14.9% was leased to 13 state governments, 2.6% was leased to five other government tenants, 5.8% was leased to government contractor tenants, 29.7% was leased to various other non-governmental organizations and 5.8% was available for lease. The U.S. Government, 13 state governments and five other government tenants combined were responsible for 62.6% and 87.9% of our annualized rental income as of December 31, 2017 and 2016, respectively. The term annualized rental income as used in this section is defined as the annualized contractual base rents from our tenants pursuant to our lease agreements as of the measurement date, plus straight line rent adjustments and estimated recurring expense reimbursements to be paid to us, and excluding lease value amortization.
On October 2, 2017, we completed the FPO Transaction, pursuant to which we acquired 35 office properties (72 buildings) with 6,028,072 rentable square feet and two properties (three buildings) with 443,867 rentable square feet owned by joint ventures in which we acquired FPO's 50% and 51% interests. The aggregate value we paid for FPO was $1,370,888, including $651,696 in cash consideration paid to FPO shareholders, the repayment of $483,000 of FPO corporate debt, the assumption of $167,548 of FPO mortgage debt; this amount excludes the $82,000 of mortgage debt that encumbers the two properties that were owned by joint ventures that FPO had 50% and 51% interests in, and the payment of certain transaction fees and expenses, net of FPO cash on hand.

We financed the cash portion of the FPO Transaction consideration with borrowings under our revolving credit facility and with cash on hand, which included net proceeds from our public offerings of common shares and senior unsecured notes, as described further in Notes 9 and 11 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

As of December 31, 2017, we owned 24,918,421 common shares, or approximately 27.8% of the then outstanding common shares, of SIR. SIR is a REIT which primarily owns single tenant, net leased properties. See Notes 7 and 12 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K for more information regarding our investment in SIR. We account for our investment in SIR under the equity method.

Consolidated Property Operations
As of December 31, 2017, 94.2% of our consolidated rentable square feet was leased, compared to 95.1% of our consolidated rentable square feet as of December 31, 2016, which excludes one property (one building) classified as discontinued operations which was sold on August 31, 2017.  Occupancy data for our consolidated properties as of December 31, 2017 and 2016 was as follows (square feet in thousands):

			Comparable
	All Consolidated Properties (1)		Consolidated Properties (2)
	December 31,		December 31,
	2017	2016	2017	2016
Total properties	108	73	69	69
Total buildings	167	95	89	89
Total square feet (3)	17,499	11,443	10,572	10,583
Percent leased (3)(4)	94.2%	95.1%	94.9%	95.4%

(1)	Based on consolidated properties we owned on December 31, 2017 and 2016, respectively, and excludes one property (one building) classified as discontinued operations which was sold on August 31, 2017.

(2)
Based on consolidated properties we owned on December 31, 2017 and which we owned continuously since January 1, 2016. Our comparable properties decreased from 70 properties (90 buildings) at December 31, 2016 as a result of the sale of one property (one building) during the year ended December 31, 2017.

(3)	Subject to changes when space is re-measured or re-configured for tenants.

(4)
Percent leased includes (i) space being fitted out for tenant occupancy pursuant to our lease agreements, if any, and (ii) space which is leased, but is not occupied or is being offered for sublease by tenants, if any, as of the measurement date.

The average annualized effective rental rate per square foot for our consolidated properties for the years ended December 31, 2017 and 2016 are as follows:

	Year Ended December 31,
	2017	2016
Average annualized effective rental rate per square foot (1):
All properties (2)	$25.99	$25.26
Comparable properties (3)	$25.37	$25.04

(1)
Average annualized effective rental rate per square foot represents annualized total rental income during the period specified divided by the average rentable square feet leased during the period specified. Excludes one property (one building) classified as discontinued operations which was sold on August 31, 2017.

(2)	Based on consolidated properties we owned on December 31, 2017 and 2016, respectively, and excludes one property (one building) classified as discontinued operations which was sold on August 31, 2017.

(3)	Based on consolidated properties we owned on December 31, 2017 and which we owned continuously since January 1, 2016.

During the year ended December 31, 2017, changes in rentable square feet leased and available for lease at our consolidated properties, excluding one property (one building) classified as discontinued operations which was sold on August 31, 2017, were as follows:

	Year Ended December 31, 2017
		Available
	Leased (1)	for Lease	Total
Beginning of year	10,881,289	561,224	11,442,513
Changes resulting from:
Acquisition of properties	5,655,477	441,969	6,097,446
Disposition of properties	—	(29,045)	(29,045)
Lease expirations	(1,664,210)	1,664,210	—
Lease renewals (1)	1,468,301	(1,468,301)	—
New leases (1)(2)	136,482	(136,482)	—
Re-measurements (3)	—	(11,576)	(11,576)
End of year	16,477,339	1,021,999	17,499,338

(1)	Rentable square footage excludes an expansion being constructed at an existing property we own prior to the commencement of the lease.

(2)	Based on leases entered during the year ended December 31, 2017.

(3)	Rentable square footage is subject to changes when space is re-measured or re-configured for tenants.

Leases at our consolidated properties totaling 1,664,210 rentable square feet expired during the year ended December 31, 2017. During the year ended December 31, 2017, we entered leases totaling 1,604,783 rentable square feet, including lease renewals of 1,468,301 rentable square feet.  The weighted (by rentable square feet) average rental rates for leases of 1,232,389 rentable square feet entered with government tenants during the year ended December 31, 2017 increased by 4.9% when compared to the weighted (by rentable square feet) average prior rents for the same space. The weighted (by rentable square feet) average rental rates for leases of 372,394 rentable square feet entered with non-government tenants during the year ended December 31, 2017 decreased by 2.1% when compared to the weighted (by rentable square feet) average rental rates previously charged for the same space.

During the year ended December 31, 2017, changes in effective rental rates per square foot achieved for new leases and lease renewals at our consolidated properties that commenced during the year ended December 31, 2017, when compared to prior effective rental rates per square foot in effect for the same space (and excluding space acquired vacant), were as follows:

	Year Ended December 31, 2017
	Old Effective	New Effective
	Rent Per	Rent Per	Rentable
	Square Foot (1)	Square Foot (1)	Square Feet
New leases	$22.76	$22.25	142,665
Lease renewals	$23.42	$23.87	1,320,675
Total leasing activity	$23.35	$23.71	1,463,340

(1)
Effective rental rate includes contractual base rents from our tenants pursuant to our lease agreements, plus straight line rent adjustments and estimated expense reimbursements to be paid to us, and excluding lease value amortization.

During the year ended December 31, 2017, commitments made for expenditures, such as tenant improvements and leasing costs, in connection with leasing space at our consolidated properties were as follows:

	Year Ended December 31, 2017
	Government	Non-Government
	Leases	Leases	Total
Rentable square feet leased during the year	1,232,389	372,394	1,604,783
Tenant leasing costs and concession commitments (1) (in thousands)	$11,062	$7,187	$18,249
Tenant leasing costs and concession commitments per rentable square foot (1)	$8.98	$19.30	$11.37
Weighted (by square feet) average lease term (years)	8.4	5.0	7.6
Total leasing costs and concession commitments per rentable square foot per year (1)	$1.07	$3.87	$1.50

(1)	Includes commitments made for leasing expenditures and concessions, such as tenant improvements, leasing commissions, tenant reimbursements and free rent.

During the years ended December 31, 2017 and 2016, amounts capitalized at our consolidated properties, excluding one property (one building) classified as discontinued operations which was sold on August 31, 2017, for tenant improvements, leasing costs, building improvements and development and redevelopment activities were as follows (dollars in thousands):

	Year Ended
	December 31,
	2017	2016
Tenant improvements (1)	$16,050	$15,856
Leasing costs (2)	$5,796	$9,949
Building improvements (3)	$15,435	$11,261
Development, redevelopment and other activities (4)	$21,553	$7,818

(1)	Tenant improvements include capital expenditures used to improve tenants’ space or amounts paid directly to tenants to improve their space.

(2)	Leasing costs include leasing related costs, such as brokerage commissions and other tenant inducements.

(3)	Building improvements generally include expenditures to replace obsolete building components and expenditures that extend the useful life of existing assets.

(4)
Development, redevelopment and other activities generally include (i) capital expenditures that are identified at the time of a property acquisition and incurred within a short time period after acquiring the property, and (ii) capital expenditure projects that reposition a property or result in new sources of revenue.

As of December 31, 2017, we have estimated unspent leasing related obligations of $31,310.

We believe that current government budgetary methodology, spending priorities and the current U.S. presidential administration's views on the size and scope of government employment have resulted in a decrease in government employment, government tenants reducing their space utilization per employee and consolidation of government tenants into existing government owned properties, thereby reducing the demand for government leased space. Our historical experience with respect to properties of the type we own that are majority leased to government tenants has been that government tenants frequently renew leases to avoid the costs and disruptions that may result from relocating their operations. However, efforts to reduce space utilization rates may result in our tenants exercising early termination rights under our leases, vacating our properties upon expiration of our leases in order to relocate, or renewing their leases for less space than they currently occupy. Also, our government tenants' desires to reconfigure leased office space to reduce utilization per employee may require us to spend significant amounts for tenant improvements, and tenant relocations have become more prevalent than our past experiences in instances where efforts by government tenants to reduce their space utilization require a significant reconfiguration of currently leased space. Increasing uncertainty with respect to government agency budgets and funding to implement relocations, consolidations and reconfigurations recently has resulted in delayed decisions by some of our government tenants and their reliance on short term lease renewals. At present, we are unable to reasonably project what the financial impact of market conditions or changing government circumstances will be on our financial results for future periods.

As of December 31, 2017, we derive 43.3% of our annualized revenues from our consolidated properties located in the metropolitan Washington D.C. market area, which includes Washington D.C., Northern Virginia and suburban Maryland. A downturn in economic conditions in this area could result in reduced demand from tenants for our properties or reduce the rents that our tenants in this area are willing to pay when our leases expire or terminate and when renewal or new terms are negotiated. Additionally, in recent years there has been a decrease in demand for new leased space by the U.S. Government in the metropolitan Washington, D.C. market area, and that could increase competition for government tenants and adversely affect our ability to retain government tenants when our leases expire.

The IRS has publicly stated that it plans to discontinue its paper tax return processing operations at our property located in Fresno, CA in 2021. The IRS lease for this property, which accounted for approximately 2.0% of our annualized rental income as of December 31, 2017, expires in the fourth quarter of 2021. The IRS has also publicly stated that it plans to discontinue its paper tax return processing operations in Covington, KY in 2019. Our property located in Florence, KY is leased to the IRS and we believe it is used to support the Covington, KY operations. This IRS lease, which accounted for approximately 0.6% of our annualized rental income as of December 31, 2017, expires in the second quarter of 2022 but is subject to possible early termination by our tenant. Despite its public announcements, the IRS has not provided us any official notices of its intentions regarding these properties.

As of December 31, 2017, we had leases at our consolidated properties totaling 1,666,566 rentable square feet that were scheduled to expire during 2018. As of February 23, 2018, tenants with leases totaling 630,788 rentable square feet that are scheduled to expire during 2018 have notified us that they do not plan to renew their leases upon expiration and we cannot be sure as to whether other tenants may or may not renew their leases upon expiration. Based upon current market conditions and tenant negotiations for leases scheduled to expire through December 31, 2018, we expect that the rental rates we are likely to achieve on new or renewed leases for space under leases expiring through December 31, 2018 will, in the aggregate and on a weighted (by annualized revenues) average basis, be lower than the rates currently being paid, thereby generally resulting in lower revenue from the same space. We cannot be sure of the rental rates which will result from our ongoing negotiations regarding lease renewals or any new leases we may enter; also, we may experience material declines in our rental income due to vacancies upon lease expirations or early terminations. Prevailing market conditions and government and other tenants' needs at the time we negotiate and enter leases or lease renewals will generally determine rental rates and demand for leased space at our properties, and market conditions and government and other tenants' needs are beyond our control.

As of December 31, 2017, lease expirations at our consolidated properties by year are as follows (dollars in thousands):

	Number	Expirations				Annualized
	of	of Leased			Cumulative	Rental		Cumulative
	Tenants	Square		Percent	Percent	Income	Percent	Percent
Year (1)	Expiring	Feet (2)		of Total	of Total	Expiring	of Total	of Total
2018	128	1,666,566		10.1%	10.1%	$48,215	11.3%	11.3%
2019	97	2,567,338		15.6%	25.7%	73,723	17.3%	28.6%
2020	110	2,415,770		14.7%	40.4%	63,570	14.9%	43.5%
2021	90	1,728,712		10.5%	50.9%	34,102	8.0%	51.5%
2022	91	1,630,325		9.9%	60.8%	36,985	8.7%	60.2%
2023	46	1,173,462		7.1%	67.9%	34,434	8.1%	68.3%
2024	40	1,405,259		8.5%	76.4%	35,541	8.3%	76.6%
2025	34	1,090,044		6.6%	83.0%	25,023	5.9%	82.5%
2026	27	820,395		5.0%	88.0%	23,621	5.5%	88.0%
2027 and thereafter	48	1,979,468	(3)	12.0%	100.0%	51,431	12.0%	100.0%
Total	711	16,477,339		100.0%		$426,645	100.0%

Weighted average remaining lease term (in years)		4.8				4.7

(1)
The year of lease expiration is pursuant to current contract terms. Some government tenants have the right to vacate their space before the stated expirations of their leases. As of December 31, 2017, government tenants occupying approximately 8.6% of our consolidated rentable square feet and responsible for approximately 6.8% of our annualized rental income as of December 31, 2017 have currently exercisable rights to terminate their leases before the stated terms of their leases expire. Also, in 2018, 2019, 2020, 2021, 2022, 2023, 2024, 2025, 2026 and 2027, early termination rights become exercisable by other tenants who currently occupy an additional approximately 2.2%, 5.2%, 7.2%, 1.4%, 3.4%, 0.5%, 0.2%, 0.1%, 0.6% and 0.4% of our consolidated rentable square feet, respectively, and contribute an additional approximately 3.6%, 4.9%, 7.0%, 1.4%, 2.9%, 0.6%, 0.3%, 0.2%, 0.8% and 0.4% of our annualized rental income, respectively, as of December 31, 2017. In addition, as of December 31, 2017, 26 of our government tenants have currently exercisable rights to terminate their leases if the legislature or other funding authority does not appropriate rent amounts in their respective annual budgets. These 26 tenants occupy approximately 12.9% of our consolidated rentable square feet and contribute approximately12.3% of our annualized rental income as of December 31, 2017.

(2)
Leased square feet is pursuant to leases existing as of December 31, 2017, and includes (i) space being fitted out for tenant occupancy pursuant to our lease agreements, if any, and (ii) space which is leased, but is not occupied or is being offered for sublease by tenants, if any.  Square feet measurements are subject to changes when space is re-measured or re-configured for new tenants.

(3)	Leased square footage excludes an expansion being constructed at an existing property we own prior to the commencement of the lease.

Acquisition Activities (dollar amounts in thousands)
In January 2017, we acquired an office property (one building) located in Manassas, VA with 69,374 rentable square feet for a purchase price of $12,620, excluding capitalized acquisition costs of $37, using cash on hand and borrowings under our revolving credit facility.  We acquired this property at a capitalization rate of 8.6%.  We calculate the capitalization rate for property acquisitions as the ratio of (x) annual straight line rental income, excluding the impact of above and below market lease amortization, based on leases in effect on the acquisition date, less estimated annual property operating expenses that we expect to pay as of the acquisition date, excluding depreciation and amortization expense, to (y) the acquisition purchase price, including the principal amount of assumed debt, if any, and excluding acquisition costs.

In September 2017, we acquired transferable development rights that would allow us to expand a property we own in Washington, D.C. for a purchase price of $2,030, excluding acquisition costs.

As described above, we completed the FPO Transaction on October 2, 2017. Pursuant to that transaction, we acquired 35 office properties (72 buildings) with 6,028,072 rentable square feet, and two properties (three buildings) with 443,867 rentable square feet owned by joint ventures in which we acquired FPO's 50% and 51% interests. The total consideration for our acquisition of FPO was $1,370,888.

Disposition Activities (dollar amounts in thousands)

In August 2017, we sold a vacant office property (one building) located in Falls Church, VA with 164,746 rentable square feet and a net book value of $12,901 as of the sale date for $13,523, excluding closing costs.

In October 2017, we sold a vacant office property (one building) located in Albuquerque, NM with 29,045 rentable square feet and a net book value of $1,885, as of the sale date for $2,000, excluding closing costs.

In January 2018, we entered an agreement to sell an office property (one building) located in Minneapolis, MN with 193,594 rentable square feet for $20,000, excluding closing costs. This sale is expected to occur in the first quarter of 2018.

In February 2018, we entered an agreement to sell an office property (one building) located in Safford, AZ with 36,139 rentable square feet for $8,250, excluding closing costs. This sale is expected to occur in the second quarter of 2018.

In February 2018, we entered an agreement to sell an office property (one building) located in Sacramento, CA with 110,500 rentable square feet for $10,755, excluding closing costs. This sale is expected to occur in the second quarter of 2018.

As part of our long term financing plans for the FPO Transaction and to reduce our financial leverage, we expect to dispose of certain additional properties. We are marketing or plan to market for sale 28 properties (61 buildings) including properties acquired as part of the FPO Transaction, with a carrying value of $658,190 as of December 31, 2017. We cannot be sure we will sell any properties or sell them for prices in excess of our carrying values.

Our pending dispositions are subject to conditions; accordingly, we cannot be sure that we will complete these transactions or that these transactions will not be delayed or the terms of these transactions will not change.

For more information about our property acquisition and disposition activities, please see “Business—Acquisition Policies” and “Business —Disposition Policies” in Part 1, Item 1 of this Annual Report on Form 10-K and Note 5 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

Segment Information
We operate in two business segments: direct ownership of real estate properties and our equity method investment in SIR.

RESULTS OF OPERATIONS (amounts in thousands, except per share amounts)
Year Ended December 31, 2017, Compared to Year Ended December 31, 2016

					Acquired Properties Results (2)		Disposed Properties Results (3)
	Comparable Properties Results (1)				Year Ended		Year Ended		Consolidated Results
	Year Ended December 31,				December 31,		December 31,		Year Ended December 31,
			$	%							$	%
	2017	2016	Change	Change	2017	2016	2017	2016	2017	2016	Change	Change
Rental income	$253,197	$249,429	$3,768	1.5%	$63,335	$8,751	$—	$—	$316,532	$258,180	$58,352	22.6%
Operating expenses:
Real estate taxes	30,814	29,725	1,089	3.7%	7,128	978	—	—	37,942	30,703	7,239	23.6%
Utility expenses	16,535	16,652	(117)	(0.7%)	4,463	617	—	—	20,998	17,269	3,729	21.6%
Other operating expenses	54,027	52,129	1,898	3.6%	11,173	1,936	149	225	65,349	54,290	11,059	20.4%
Total operating expenses	101,376	98,506	2,870	2.9%	22,764	3,531	149	225	124,289	102,262	22,027	21.5%
Net operating income (4)	$151,821	$150,923	$898	0.6%	$40,571	$5,220	$(149)	$(225)	192,243	155,918	36,325	23.3%

Other expenses:
Depreciation and amortization									109,588	73,153	36,435	49.8%
Loss on impairment of real estate									9,490	—	9,490	nm
Acquisition related costs									—	1,191	(1,191)	nm
General and administrative									18,847	14,897	3,950	26.5%
Total other expenses									137,925	89,241	48,684	54.6%
Operating income									54,318	66,677	(12,359)	(18.5%)
Dividend income									1,216	971	245	25.2%
Interest income									1,962	158	1,804	nm
Interest expense (including net amortization of debt premium and discounts and debt issuance costs of $3,420 and $2,832, respectively)									(65,406)	(45,060)	(20,346)	45.2%
Gain (loss) on early extinguishment of debt									(1,715)	104	(1,819)	nm
Net gain on issuance of shares by Select Income REIT									72	86	(14)	(16.3%)
Income (loss) from continuing operations before income taxes, equity in earnings of investees and gain on sale of real estate									(9,553)	22,936	(32,489)	(141.7%)
Income tax expense									(101)	(101)	—	—%
Equity in earnings of investees									21,571	35,518	(13,947)	(39.3%)
Income from continuing operations									11,917	58,353	(46,436)	(79.6%)
Income (loss) from discontinued operations									173	(589)	762	nm
Income before gain on sale of real estate									12,090	57,764	(45,674)	(79.1%)
Gain on sale of real estate									—	79	(79)	nm
Net income									12,090	57,843	(45,753)	(79.1%)
Preferred units of limited partnership distributions									(275)	—	(275)	nm
Net income available for common shareholders									$11,815	$57,843	$(46,028)	(79.6%)

Weighted average common shares outstanding (basic)									84,633	71,050	13,583	19.1%
Weighted average common shares outstanding (diluted)									84,653	71,071	13,582	19.1%

Per common share amounts (basic and diluted):
Income from continuing operations									$0.14	$0.82	$(0.68)	(82.9%)
Income (loss) from discontinued operations									$—	$(0.01)	$0.01	—%
Net income available for common shareholders									$0.14	$0.81	$(0.67)	(82.7%)

Reconciliation of Net Income Available for Common Shareholders to Consolidated Property NOI:
Net income available for common shareholders									$11,815	$57,843
Preferred units of limited partnership distributions									275	—
Net income									12,090	57,843
Gain on sale of real estate									—	(79)
Income before gain on sale of real estate									12,090	57,764
(Income) loss from discontinued operations									(173)	589
Income from continuing operations									11,917	58,353
Equity in earnings of investees									(21,571)	(35,518)
Income tax expense									101	101
Net gain on issuance of shares by SIR									(72)	(86)
(Gain) loss on early extinguishment of debt									1,715	(104)
Interest expense									65,406	45,060
Interest income									(1,962)	(158)
Dividend income									(1,216)	(971)
Operating income									54,318	66,677
General and administrative									18,847	14,897
Acquisition related costs									—	1,191
Loss on impairment of real estate									9,490	—
Depreciation and amortization									109,588	73,153
Net operating income									$192,243	$155,918

Calculation of Funds From Operations Available for Common Shareholders and Normalized Funds From Operations Available for Common Shareholders (5)
	2017	2016
Net income available for common shareholders	$11,815	$57,843
Plus: Depreciation and amortization:
Consolidated properties	109,588	73,153
Unconsolidated joint venture properties	2,185	—
Plus: FFO attributable to Select Income REIT investment	58,279	71,227
Plus: Loss on impairment of real estate	9,490	—
Less: Equity in earnings from Select Income REIT	(21,584)	(35,381)
Less: Increase in carrying value of property included in discontinued operations	(619)	—
Less: Gain on sale of real estate	—	(79)
Funds from operations available for common shareholders	169,154	166,763
Plus: Acquisition related costs	—	1,191
Plus: Normalized FFO attributable to Select Income REIT investment	58,580	71,313
Less: FFO attributable to Select Income REIT investment	(58,279)	(71,227)
Less: (Gain) loss on early extinguishment of debt	1,715	(104)
Less: Net gain on issuance of shares by Select Income REIT	(72)	(86)
Normalized funds from operations available for common shareholders	$171,098	$167,850

Funds from operations per common share available for common shareholders (basic and diluted)	$2.00	$2.35
Normalized funds from operations per common share available for common shareholders (basic and diluted)	$2.02	$2.36

(1)	Comparable properties consist of 69 consolidated properties (89 buildings) we owned on December 31, 2017 and which we owned continuously since January 1, 2016.

(2)
Acquired properties consist of 39 consolidated properties (78 buildings) we acquired since January 1, 2016. In October 2017, we acquired 35 of these properties (72 buildings) in connection with the FPO Transaction. We acquired one of these properties (one building) in a separate transaction during 2017. The remaining three properties (five buildings) were acquired during 2016.

(3)
Disposed properties consist of one consolidated property (one building) which we sold during 2016 and one consolidated property (one building) we sold during the year ended December 31, 2017 and excludes one property (one building) classified as discontinued operations which was sold in August 2017.

(4)
The calculations of Consolidated Property Net Operating Income, or NOI, exclude certain components of net income available for common shareholders in order to provide results that are more closely related to our consolidated property level results of operations. We define Consolidated Property NOI as consolidated income from our rental of real estate less our consolidated property operating expenses. Consolidated Property NOI excludes amortization of capitalized tenant improvement costs and leasing commissions that we record as depreciation and amortization. We consider Consolidated Property NOI to be an appropriate supplemental measure to net income available for common shareholders because it may help both investors and management to understand the operations of our consolidated properties. We use Consolidated Property NOI to evaluate individual and company wide consolidated property level performance, and we believe that Consolidated Property NOI provides useful information to investors regarding our results of operations because it reflects only those income and expense items that are generated and incurred at the property level and may facilitate comparisons of our operating performance between periods and with other REITs. Consolidated Property NOI does not represent cash generated by operating activities in accordance with GAAP and should not be considered alternatives to net income, net income available for common shareholders or operating income as indicators of our operating performance or as measures of our liquidity. This measure should be considered in conjunction with net income, net income available for common shareholders and operating income as presented in our consolidated statements of comprehensive income (loss). Other real estate companies and REITs may calculate Consolidated Property NOI differently than we do.

(5)
We calculate FFO available for common shareholders and Normalized FFO available for common shareholders as shown above. FFO is calculated on the basis defined by The National Association of Real Estate Investment Trusts, or Nareit, which is net income available for common shareholders calculated in accordance with GAAP, plus real estate depreciation and amortization of consolidated properties and our proportionate share of the real estate depreciation and amortization of unconsolidated joint venture properties and the difference between FFO attributable to an equity investment and equity in earnings of an equity investee but excluding impairment charges on and increases in the carrying value of real estate assets, any gain or loss on sale of real estate, as well as certain other adjustments currently not applicable to us. Our calculation of Normalized FFO available for common shareholders differs from Nareit's definition of FFO available for common shareholders because we include SIR's Normalized FFO attributable to our equity investment in SIR (net of FFO attributable to our equity investment in SIR), we include business management incentive fees, if any, only in the fourth quarter versus the quarter when they are recognized as expense in accordance with GAAP due to their quarterly volatility not necessarily being indicative of our core operating performance and the uncertainty as to whether any such business management incentive fees will be payable when all contingencies for determining such fees are known at the end of the calendar year and we exclude acquisition related costs expensed under GAAP, gains and losses on issuance of shares by SIR and gains and losses on early extinguishment of debt. We consider FFO available for common shareholders and Normalized FFO available for common shareholders to be appropriate supplemental measures of operating performance for a REIT, along with net income, net income available for our common shareholders and operating income. We believe that FFO available for common shareholders and Normalized FFO available for common shareholders provide useful information to investors because by excluding the effects of certain historical amounts, such as depreciation expense, FFO available for common shareholders and Normalized FFO available for common shareholders may facilitate a comparison of our operating performance between periods and with other REITs. FFO available for common shareholders and Normalized FFO available for common shareholders are among the factors considered by our Board of Trustees when determining the amount of distributions to our shareholders. Other factors include, but are not limited to, requirements to maintain our qualification for taxation as a REIT, limitations in our credit agreement and public debt covenants, the availability to us of debt and equity capital, our expectation of our future capital requirements and operating performance, our receipt of distributions from SIR and our expected needs for and availability of cash to pay our obligations. FFO available for common shareholders and Normalized FFO available for common shareholders do not represent cash generated by operating activities in accordance with GAAP and should not be considered alternatives to net income, net income available for common shareholders or operating income as indicators of our operating performance or as measures of our liquidity. These measures should be considered in conjunction with net income, net income available for common shareholders and operating income as presented in our consolidated statements of comprehensive income (loss). Other real estate companies and REITs may calculate FFO available for common shareholders and Normalized FFO available for common shareholders differently than we do.

We refer to the 69 consolidated properties (89 buildings) we owned on December 31, 2017 and which we have owned continuously since January 1, 2016 as comparable properties. We refer to the 39 consolidated properties (78 buildings) that we acquired during the period from January 1, 2016 to December 31, 2017 as the acquired properties. We refer to the two properties (two buildings) we sold during the period from January 1, 2016 to December 31, 2017 as the disposed properties.

Our consolidated statements of comprehensive income for the year ended December 31, 2017 include the operating results of three acquired properties (five buildings) for the entire year, as we acquired those properties during 2016, include 36 properties (73 buildings) for less than the entire year, as we acquired those properties during 2017, exclude the operating results of one disposed property (one building) for the entire year, as we sold that property during 2016, and include the operating results of one disposed property (one building) for less than the entire year, as we sold the property during 2017.  Our consolidated statements of comprehensive income for the year ended December 31, 2016 exclude the operating results of 36 acquired properties (73 buildings) for the entire year, as we acquired these properties during 2017, include three acquired properties (five buildings) for less than the entire year, as we acquired these properties during 2016, include the operating results of one disposed property (one building) for the entire year, as we sold that property during 2017, and include the operating results of one disposed property (one building) for less than the entire year, as we sold that property during 2016.

References to changes in the income and expense categories below relate to the comparison of consolidated results for the year ended December 31, 2017, compared to the year ended December 31, 2016.
Rental income. The increase in rental income reflects an increase in rental income for comparable properties and the rental income from the acquired properties. Rental income for comparable properties increased $3,768 due primarily to increases in rental rates and occupied space at certain of our properties in 2017. Rental income increased $54,584 as a result of the acquired properties. Rental income includes non-cash straight line rent adjustments totaling $5,582 in 2017 and $2,691 in 2016, and amortization of acquired leases and assumed lease obligations totaling ($2,764) in 2017 and ($1,457) in 2016.
Real estate taxes. The increase in real estate taxes reflects the increase in real estate taxes for comparable properties and the taxes for acquired properties. Real estate taxes for comparable properties increased $1,089 due primarily to the effect of higher real estate tax valuation assessments at certain of our properties in 2017. Real estate taxes increased $6,150 as a result of the acquired properties.
Utility expenses. The increase in utility expenses reflects a decrease in utility expenses for comparable properties, offset by the utility expenses of the acquired properties. Utility expenses at comparable properties declined $117 primarily due to a decrease in electricity usage and rates at certain of our properties during 2017. Utility expenses increased $3,846 as a result of the acquired properties.

Other operating expenses. Other operating expenses consist of salaries and benefit costs of property level personnel, repairs and maintenance expense, cleaning expense, other direct costs of operating our properties and property management fees. The increase in other operating expenses reflects an increase in expenses for comparable properties and the net effect of the acquired properties and the disposed properties. Other operating expenses at comparable properties increased $1,898 primarily as a result of higher repairs and maintenance costs in 2017. Other operating expenses increased $9,237 as a result of the acquired properties.  We also realized a decrease of $76 in other operating expenses as a result of the disposed properties.

Depreciation and amortization. The increase in depreciation and amortization reflects the depreciation and amortization from the acquired properties and the effect of improvements made to certain of our comparable properties, partially offset by the effect of certain assets becoming fully depreciated. Depreciation and amortization at comparable properties increased $1,477 due primarily to depreciation and amortization of improvements made to certain of our properties after January 1, 2016, partially offset by certain leasing related assets becoming fully depreciated in 2016 and 2017. Depreciation and amortization increased $34,958 as a result of the acquired properties.

Loss on impairment of real estate. We recorded a $9,490 loss on impairment of real estate in 2017 to reduce the carrying value of two properties (two buildings) to their estimated fair value.

Acquisition related costs. Acquisition related costs include legal and due diligence costs incurred in connection with our 2016 property acquisition activities that were expensed in accordance with GAAP. Pursuant to changes in GAAP, beginning in 2017, we generally capitalize our property acquisition related costs.

General and administrative.  General and administrative expenses consist of fees pursuant to our business management agreement, equity compensation expense, legal and accounting fees, Trustees’ fees and expenses, securities listing and transfer agency fees and other costs relating to our status as a publicly traded company. The increase in general and administrative expenses is primarily the result of an increase in business management fees in 2017 resulting from our acquisition activity, increases in accounting expense, higher stock compensation and an increase in other professional service costs.

Dividend income. Dividend income consists of dividends received from our investment in RMR Inc.

Interest income. The increase in interest income is primarily the result of higher average cash balances in 2017 due to our financing activities related to the FPO Transaction.

Interest expense. The increase in interest expense reflects higher average outstanding debt balances and higher weighted average interest rates on borrowings in 2017.

Loss (gain) on early extinguishment of debt.  We recorded a loss on early extinguishment of debt of $1,715 in 2017 in connection with the termination of the bridge loan facility described in Note 9 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K. We recorded a $104 gain on early extinguishment of debt in 2016 in connection with the prepayment of two mortgage notes.

Net gain on issuance of shares by SIR. Net gain on issuance of shares by SIR is a result of the issuance of common shares by SIR at prices which were in the aggregate above our then per share carrying value of our SIR common shares.

Income tax expense. Income tax expense is the result of operating income we earned in certain jurisdictions that is subject to state income taxes.

Equity in earnings of investees. Equity in earnings of investees represents our proportionate share of earnings from our investments in SIR, AIC and two unconsolidated joint ventures.

Income (loss) from discontinued operations. Income (loss) from discontinued operations reflects operating results for one property (one building) included in discontinued operations. During 2017, we recorded an adjustment of $619 to increase the carrying value of this property to its estimated fair value less costs to sell. We sold this property on August 31, 2017.

Gain on sale of real estate. Gain on sale of real estate represents the portion of the gain recognized from the sale of one of the disposed properties (one building) during 2016.

Preferred units of limited partnership distributions. Preferred units of limited partnership distributions represent distributions to the holders of 5.5% Series A Cumulative Preferred Units of FPO's former operating partnership. See Note 5 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K for more information regarding these preferred units of limited partnership.

Net income and net income available for common shareholders. Our net income, net income available for common shareholders and net income available for common shareholders per basic and diluted common share decreased in 2017 compared to 2016 primarily as a result of the changes noted above. The percentage decrease in net income available for common shareholders per common share (basic and diluted) is higher primarily as a result of the higher number of weighted average common shares outstanding as result of our issuance of common shares in an underwritten public offering during 2017.

Year Ended December 31, 2016, Compared to Year Ended December 31, 2015

					Acquired Properties Results (2)		Disposed Property Results (3)
	Comparable Properties Results (1)				Year Ended December 31,		Year Ended December 31,		Consolidated Results
	Year Ended December 31,								Year Ended December 31,
			$	%							$	%
	2016	2015	Change	Change	2016	2015	2016	2015	2016	2015	Change	Change
Rental income	$249,430	$246,747	$2,683	1.1%	$8,750	$—	$—	$1,802	$258,180	$248,549	$9,631	3.9%
Operating expenses:
Real estate taxes	29,757	29,633	124	0.4%	918	—	28	273	30,703	29,906	797	2.7%
Utility expenses	16,667	17,750	(1,083)	(6.1%)	578	—	24	166	17,269	17,916	(647)	(3.6%)
Other operating expenses	52,212	49,946	2,266	4.5%	2,019	—	59	479	54,290	50,425	3,865	7.7%
Total operating expenses	98,636	97,329	1,307	1.3%	3,515	—	111	918	102,262	98,247	4,015	4.1%
Net operating income (4)	$150,794	$149,418	$1,376	0.9%	$5,235	$—	$(111)	$884	155,918	150,302	5,616	3.7%

Other expenses:
Depreciation and amortization - consolidated properties									73,153	68,696	4,457	6.5%
Acquisition related costs									1,191	811	380	46.9%
General and administrative									14,897	14,826	71	0.5%
Total other expenses									89,241	84,333	4,908	5.8%
Operating income									66,677	65,969	708	1.1%
Dividend income									971	811	160	19.7%
Interest income									158	14	144	nm
Interest expense (including net amortization of debt premium and discounts and debt issuance costs of $2,832, and $1,376, respectively)									(45,060)	(37,008)	(8,052)	21.8%
Gain on early extinguishment of debt									104	34	70	nm
Loss on distribution to common shareholders of The RMR Group Inc. common stock									—	(12,368)	12,368	nm
Net gain (loss) on issuance of shares by Select Income REIT									86	(42,145)	42,231	nm
Loss on impairment of Select Income REIT investment									—	(203,297)	203,297	nm
Income (loss) from continuing operations before income taxes, equity in earnings of investees and gain on sale of real estate									22,936	(227,990)	250,926	nm
Income tax expense									(101)	(86)	(15)	17.4%
Equity in earnings of investees									35,518	18,640	16,878	90.5%
Income (loss) from continuing operations									58,353	(209,436)	267,789	nm
Loss from discontinued operations									(589)	(525)	(64)	12.2%
Income (loss) before gain on sale of real estate									57,764	(209,961)	267,725	nm
Gain on sale of real estate									79	—	79	nm
Net income (loss)									$57,843	$(209,961)	$267,804	nm

Weighted average common shares outstanding (basic)									71,050	70,700	350	0.5%
Weighted average common shares outstanding (diluted)									71,071	70,700	371	0.5%

Per common share amounts (basic and diluted):
Income (loss) from continuing operations									$0.82	$(2.96)	$3.78	nm
Loss from discontinued operations									$(0.01)	$(0.01)	$—	—%
Net income (loss)									$0.81	$(2.97)	$3.78	nm

Reconciliation of Net Income (Loss) to Consolidated Property NOI:
Net income (loss)									$57,843	$(209,961)
Gain on sale of real estate									(79)	—
Income (loss) before gain on sale of real estate									57,764	(209,961)
Loss from discontinued operations									589	525
Income (loss) from continuing operations									58,353	(209,436)
Equity in earnings of investees									(35,518)	(18,640)
Income tax expense									101	86
Loss on impairment of SIR investment									—	203,297
Net (gain) loss on issuance of shares by SIR									(86)	42,145
Loss on distribution to common shareholders of The RMR Group Inc. common stock									—	12,368
Gain on early extinguishment of debt									(104)	(34)
Interest expense									45,060	37,008
Interest income									(158)	(14)
Dividend income									(971)	(811)
Operating income									66,677	65,969
General and administrative									14,897	14,826
Acquisition related costs									1,191	811
Depreciation and amortization									73,153	68,696
Consolidated Property NOI									$155,918	$150,302

Calculation of Funds From Operations and Normalized Funds From Operations(5)
	2016	2015
Net income (loss)	$57,843	$(209,961)
Plus: Depreciation and amortization - consolidated properties	73,153	68,696
Plus: FFO attributable to Select Income REIT investment	71,227	56,105
Less: Equity in earnings from Select Income REIT	(35,381)	(18,620)
Less: Gain on sale of real estate	(79)	—
Funds from operations	166,763	(103,780)
Plus: Acquisition related costs	1,191	811
Plus: Loss on distribution to common shareholders of The RMR Group Inc. common stock	—	12,368
Plus: Net loss on issuance of shares by Select Income REIT	—	42,145
Plus: Loss on impairment of Select Income REIT investment	—	203,297
Plus: Normalized FFO attributable to Select Income REIT investment	71,313	70,012
Less: FFO attributable to Select Income REIT investment	(71,227)	(56,105)
Less: Gain on early extinguishment of debt	(104)	(34)
Less: Net gain on issuance of shares by Select Income REIT	(86)	—
Normalized funds from operations	$167,850	$168,714

Funds from operations (basic and diluted)	$2.35	$(1.47)
Normalized funds from operations (basic and diluted)	$2.36	$2.39

(1)
Comparable properties consist of 70 consolidated properties (90 buildings) we owned on December 31, 2016 and which we owned continuously since January 1, 2015, and excludes one property (one building) classified as discontinued operations.

(2)	Acquired properties consist of three consolidated properties (five buildings) we acquired during the year ended December 31, 2016.

(3)
Disposed properties consist of one consolidated property (one building) we sold during the year ended December 31, 2015 and one consolidated property (one building) we sold during the year ended December 31, 2016.

(4)	See footnote (4) on page 60 for the definition of NOI.

(5)	See footnote (5) on page 60 for the definition of FFO and Normalized FFO.

We refer to the 70 consolidated properties (90 buildings) we owned on December 31, 2016 and which we have owned continuously since January 1, 2015, excluding one property (one building) classified as discontinued operations, as comparable properties. We refer to the three consolidated properties (five buildings) that we acquired during the period from January 1, 2015 to December 31, 2016 as the acquired properties. We refer to the two consolidated properties (two buildings) we sold during the period from January 1, 2015 to December 31, 2016 as the disposed properties.

Our consolidated statements of comprehensive income (loss) for the year ended December 31, 2016 include the operating results of the acquired properties for less than the entire year, as we acquired those properties during 2016, include the operating results of one disposed property (one building) for less than the entire year, as we sold that property during 2016, and exclude the operating results of one disposed property (one building) for the entire year, as we sold that property during 2015.  Our consolidated statements of comprehensive income (loss) for the year ended December 31, 2015 exclude the operating results of the acquired properties for the entire year, as we acquired those properties during 2016, and include the operating results of one disposed property (one building) for the entire year, as we sold that property during 2016, and include the operating results of one disposed property for less than the entire year, as we sold that property during 2015.

References to changes in the income and expense categories below relate to the comparison of consolidated results for the year ended December 31, 2016, compared to the year ended December 31, 2015.
Rental income. The increase in rental income reflects an increase in rental income for comparable properties and the net effect of the acquired properties and the disposed properties. Rental income for comparable properties increased $2,683 due primarily to increases in rental rates and occupied space at certain of our properties in 2016. Rental income increased $8,735 as a result of the acquired properties.  Rental income declined $1,787 as a result of the disposed properties. Rental income includes non-cash straight line rent adjustments totaling $2,691 in 2016 and $3,978 in 2015, and amortization of acquired leases and assumed lease obligations totaling ($1,457) in 2016 and ($1,155) in 2015.
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
Utility expenses. The decrease in utility expenses reflects a decrease in utility expenses for comparable properties, partially offset by the net effect of the acquired properties and the disposed properties. Utility expenses at comparable properties declined $1,083 primarily due to milder temperatures experienced in certain parts of the United States during 2016 compared to 2015. Utility expenses increased $578 as a result of the acquired properties.  Utility expenses declined $142 as a result of the disposed properties.

Other operating expenses. The increase in other operating expenses reflects the increase in expenses for comparable properties and the net effect of acquired properties and the disposed properties. Other operating expenses at comparable properties increased $2,266 primarily as a result of higher employee compensation, cleaning and insurance costs at certain of our properties, partially offset by lower snow removal costs at certain of our properties. Other operating expenses increased $2,019 as a result of the acquired properties.  Other operating expenses declined $420 as a result of the disposed properties.

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

Acquisition related costs. Acquisition related costs include legal and due diligence costs incurred in connection with our property acquisition activities.

General and administrative.  The increase in general and administrative expenses primarily reflects an increase in equity compensation expense, partially offset by a decrease in professional fees.

Dividend income. Dividend income consists of dividends received from our investment in RMR Inc.

Interest income. The increase in interest income is primarily the result of interest earned from the mortgage financing we provided to the purchaser of one of our disposed properties (one building) in 2016.

Interest expense. The increase in interest expense reflects higher average outstanding debt balances and higher weighted average interest rates on borrowings in 2016.

Gain on early extinguishment of debt.  We recorded a $104 gain on early extinguishment of debt in 2016 in connection with the prepayment of two mortgage notes. We recorded a $34 gain on early extinguishment of debt in 2015 in connection with the prepayment of a mortgage note.

Loss on distribution to common shareholders of RMR Inc. common shares. We recorded a $12,368 loss on the distribution of RMR Inc. shares we distributed to our shareholders in December 2015, which represents the difference between the carrying value and the fair value of the RMR Inc. shares on the distribution date.

Net gain (loss) on issuance of shares by SIR. Net gain (loss) on issuance of shares by SIR is a result of the issuance of common shares by SIR at prices above or below our then per share carrying value of our SIR common shares.

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

Gain on sale of real estate. Gain on sale of real estate represents the portion of the gain recognized from the sale of one of the disposed properties (one building) during 2016.

Net income (loss). Our net income and net income per common share in 2016 compared to our net loss in 2015 primarily reflect the changes noted above.

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
Our changes in cash flows for the year ended December 31, 2017 compared to the prior year were as follows: (i) cash provided by operating activities increased from $124,258 in 2016 to $133,047 in 2017; (ii) cash used in investing activities increased from $215,157 in 2016 to $1,186,213 in 2017; and (iii) cash provided by financing activities increased from $112,055 in 2016 to $1,039,794 in 2017.

The increase in cash provided by operating activities for the year ended December 31, 2017 as compared to the prior year was due primarily to an increase in consolidated property NOI and favorable changes in working capital, partially offset by a decrease in distributions from our investment in SIR. The increase in cash used in investing activities for the year ended December 31, 2017 as compared to the prior year was due primarily to the FPO Transaction in 2017. The increase in cash provided by financing activities for the year ended December 31, 2017 as compared to the prior year was due primarily to our FPO Transaction related financing activities during 2017, including issuances of common shares and senior unsecured notes and borrowings under our revolving credit facility.

Our Investment and Financing Liquidity and Resources (dollar amounts in thousands, except per share and per square foot amounts)
In order to fund acquisitions and to meet cash needs that may result from our desire or need to make distributions or pay operating or capital expenses, we maintain a $750,000 revolving credit facility. The maturity date of our revolving credit facility is January 31, 2019 and, subject to our payment of an extension fee and meeting other conditions, we have an option to extend the stated maturity date of our revolving credit facility by one year to January 31, 2020. We are required to pay interest at a rate of LIBOR plus a premium, which was 125 basis points per annum at December 31, 2017, on the amount outstanding under our revolving credit facility. We also pay a facility fee on the total amount of lending commitments under our revolving credit facility, which was 25 basis points per annum at December 31, 2017. Both the interest rate premium and the facility fee are subject to adjustment based upon changes to our credit ratings. We can borrow, repay and reborrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity. As of December 31, 2017, the annual interest rate payable on borrowings under our revolving credit facility was 2.7%. As of December 31, 2017 and February 23, 2018, we had $570,000 and $595,000, respectively, outstanding under our revolving credit facility.

Our revolving credit facility is governed by a credit agreement with a syndicate of institutional lenders, which also governs our two unsecured term loans:

•
Our $300,000 term loan, which matures on March 31, 2020, is prepayable without penalty at any time. We are required to pay interest at LIBOR plus a premium, which was 140 basis points per annum at December 31, 2017, on the amount outstanding under our $300,000 term loan.  The interest rate premium is subject to adjustment based upon changes to our credit ratings.  As of December 31, 2017, the annual interest rate for the amount outstanding under our $300,000 term loan was 3.0%.

•
Our $250,000 term loan, which matures on March 31, 2022, is prepayable without penalty at any time. We are required to pay interest at LIBOR plus a premium, which was 180 basis points per annum at December 31, 2017, on the amount outstanding under our $250,000 term loan.  The interest rate premium is subject to adjustment based upon changes to our credit ratings.  As of December 31, 2017, the annual interest rate for the amount outstanding under our $250,000 term loan was 3.4%.

Our credit agreement also includes a feature under which the maximum borrowing availability may be increased to up to $2,500,000 on a combined basis in certain circumstances.
Our credit agreement provides that, with certain exceptions, a subsidiary of ours is required to guaranty our obligations under the revolving credit facility and term loans only if that subsidiary has separately incurred debt (other than nonrecourse debt), within the meaning specified in the credit agreement, or provided a guarantee of debt incurred by us or any of our other subsidiaries.

Our $350,000 of 3.75% senior unsecured notes due 2019 are governed by an indenture and a supplement to that indenture and require semi-annual payments of interest only through maturity in August 2019 and may be repaid at par (plus accrued and unpaid interest) on or after July 15, 2019 or before that date together with a make whole premium.

Our $300,000 of 4.000% senior unsecured notes due 2022 are governed by an indenture and a supplement to that indenture and require semi-annual payments of interest only through maturity in July 2022 and may be repaid at par (plus accrued and unpaid interest) on or after June 15, 2022 or before that date together with a make whole premium.

Our $310,000 of 5.875% senior unsecured notes due 2046 are governed by an indenture and a supplement to that indenture and require quarterly payments of interest only through maturity in May 2046 and may be repaid at par (plus accrued and unpaid interest) on or after May 26, 2021.

As of December 31, 2017, our debt maturities (other than our revolving credit facility) are as follows: $3,672 in 2018, $361,541 in 2019, $338,433 in 2020, $14,420 in 2021, $575,518 in 2022 and $399,563 thereafter.

None of our unsecured debt obligations require sinking fund payments prior to their maturity dates.  Our $183,147 in mortgage debts generally require monthly payments of principal and interest through maturity.

In addition to our debt obligations, as of December 31, 2017, we have estimated unspent leasing related obligations of $31,310.

In connection with the FPO Transaction, we assumed five mortgage notes with an aggregate principal balance of $167,548. These mortgage notes are secured by five properties (five buildings). In November 2017, we repaid $10,000 of principal of one of these mortgage notes as part of our assumption agreement with the lender. Also, in connection with the FPO Transaction, we acquired FPO's 50% and 51% interests in two unconsolidated joint ventures having two mortgage notes with an aggregate principal balance of $82,000, which are secured by two properties (three buildings) owned by such joint ventures.

To partially finance the FPO Transaction, we entered into a commitment letter with Citigroup Global Markets Inc., or Citigroup, pursuant to which, on and subject to the terms and conditions of the commitment letter, Citigroup and a group of institutional lenders committed to provide us a bridge loan facility. In July 2017, we and the lenders terminated this commitment letter and bridge loan facility after we raised the necessary funding for the FPO Transaction from the sale of our common shares and our issuance of senior unsecured notes in July 2017, each as described below. As a result of the termination of this bridge loan facility we recognized a loss on extinguishment of debt of $1,715.

Pursuant to the terms of the FPO Transaction, each unit of limited partnership interest in FPO's operating partnership that was not liquidated on the effective date of the FPO Transaction was exchanged on a one-for-one basis for 5.5% Series A Cumulative Preferred Units of the surviving subsidiary. As of December 31, 2017, there were 1,814 of 5.5% Series A Cumulative Preferred Units outstanding. Beginning on October of each year and ending January 15 of the following year, with the first such period beginning October 1, 2019, holders have the right to redeem their 5.5% Series A Cumulative Preferred Units for cash at $11.15 per unit. Beginning on April 1 of each year and ending June 30 of that year, with the first such period beginning April 1, 2018, we have the right to redeem all or any portion of the outstanding 5.5% Series A Cumulative Preferred

Units for cash at $11.15 per unit. As of December 31, 2017, the carrying value of these 5.5% Series A Cumulative Preferred Units was $20,496 and is recorded as temporary equity on our consolidated balance sheets.

We currently expect to use cash balances, borrowings under our revolving credit facility, net proceeds from our property sales, distributions received from our investments in SIR and RMR Inc., assumption of mortgage debt and net proceeds from offerings of equity or debt securities to fund our future operations, capital expenditures, distributions to our shareholders and property acquisitions. When significant amounts are outstanding under our revolving credit facilities or the maturities of our indebtedness approach, we expect to explore refinancing alternatives. Such alternatives may include incurring additional term debt, issuing equity or debt securities, extending the maturity date of our revolving credit facility and entering into a new revolving credit facility. We may assume additional mortgage debt in connection with our acquisitions or elect to place new mortgages on properties we own as a source of financing. We may also seek to participate in additional joint venture or other arrangements that may provide us with additional sources of financing. Although we cannot be sure that we will be successful in consummating any particular type of financing, we believe that we will have access to financing, such as debt and equity offerings, to fund future acquisitions and capital expenditures and to pay our obligations. We currently have an effective shelf registration statement that allows us to issue public securities on an expedited basis, but it does not assure that there will be buyers for such securities.
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

In June 2017, both Moody's and S&P updated our ratings outlook to negative as a result of uncertainties arising from the FPO Transaction. Negative outlooks may imply that our debt ratings may be downgraded unless we are successful in reorganizing our financial profile.

On February 23, 2017 and May 22, 2017, we paid a regular quarterly distribution to common shareholders of record on January 23, 2017 and April 21, 2017, of $0.43 per share, or $30,606 on each of those dates. On August 21, 2017, we paid a regular quarterly distribution to common shareholders of record on July 24, 2017, of $0.43 per share, or $41,364. On November 20, 2017, we paid a regular quarterly distribution payable to common shareholders of record on October 23, 2017 of $0.43 per share, or $42,633. We funded these distributions using cash on hand and borrowings under our revolving credit facility. On January 19, 2018, we declared a distribution payable to common shareholders of record on January 29, 2018 in the amount of $0.43 per share, or $42,633.  We expect to pay this distribution on or about February 26, 2018 using cash on hand and borrowings under our revolving credit facility.

On July 5, 2017, we sold 25,000,000 of our common shares at a price of $18.50 per share in an underwritten public offering. On August 3, 2017, we sold 2,907,029 of our common shares at a price of $18.50 per share pursuant to an overallotment option granted to the underwriters for the July offering. The aggregate net proceeds from these offerings were $493,866, after payments of the underwriters' discounts and other offering expenses.

On July 20, 2017, we issued $300,000 of 4.000% senior unsecured notes due 2022 in an underwritten public offering. The net proceeds from this offering were $295,399, after payments of the underwriters' discounts and other offering expenses.

The aggregate net proceeds from these equity and debt offerings were used to finance, in part, the FPO Transaction.

As of December 31, 2017, our contractual obligations were as follows:

	Payments Due by Period
		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
Long term debt obligations	$2,263,147	$3,672	$1,269,974	$589,938	$399,563
Tenant related obligations (1)	31,311	21,867	6,861	2,583	—
Operating leases (2)	4,893	1,543	3,211	139	—
Projected interest expense (3)	683,284	85,549	112,834	75,471	409,430
Total	$2,982,635	$112,631	$1,392,880	$668,131	$808,993

(1)	Committed tenant related obligations includes leasing commissions and tenant improvements and are based on leases in effect as of December 31, 2017.

(2)	Reflects the lease obligations we assumed related to FPO's former corporate headquarters, net of sublease income.

(3)
Projected interest expense is attributable to only our debt obligations at existing rates as of December 31, 2017 and is not intended to project future interest costs which may result from debt prepayments, additional borrowings under our revolving credit facility, new debt issuances or changes in interest rates.

As of December 31, 2017, there are 1,814 of 5.5% Series A Cumulative Preferred Units outstanding. Beginning on October of each year and ending January 15 of the following year, with the first such period beginning October 1, 2019, holders have the right to redeem their 5.5% Series A Cumulative Preferred Units for cash at $11.15 per unit.

We remain liable, solely to the extent of our proportionate ownership percentage, to fund any capital shortfalls or commitments from properties owned through the unconsolidated joint ventures.

Off Balance Sheet Arrangements

In connection with the FPO Transaction, we acquired 50% and 51% interests in two unconsolidated joint ventures which own two properties (three buildings). The properties owned by these joint ventures are encumbered by an aggregate $82,000 of mortgage indebtedness. We do not control the activities that are most significant to these joint ventures and, as a result, we account for our investment in these joint ventures under the equity method of accounting. See Note 5 to the Notes to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K for more information on the financial condition and results of operations of these joint ventures. Other than these joint ventures, as of December 31, 2017, we had no off balance sheet arrangements that have had or we expect would be reasonably likely to have a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Debt Covenants (dollars in thousands)
Our principal debt obligations at December 31, 2017 consisted of borrowings under our $750,000 revolving credit facility, our $300,000 term loan, our $250,000 term loan, an aggregate outstanding principal amount of $960,000 of public issuances of senior unsecured notes and eight secured mortgage notes with an aggregate outstanding principal amount of $183,147 that were assumed in connection with certain of our acquisitions. We assumed five of the secured mortgage notes in connection with the FPO Transaction. Also, the two properties (three buildings) acquired in the FPO Transaction which are owned by joint ventures secure two additional mortgage notes. Our publicly issued senior unsecured notes are governed by indentures and their supplements.  Our senior unsecured notes indentures and their supplements and our credit agreement provide for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, such as, in the case of our credit agreement, a change of control of us, which includes RMR LLC ceasing to act as our business and property manager. Our senior unsecured notes indentures and their supplements and our credit agreement also contain a number of covenants which generally restrict our ability to incur debts, including debts secured by mortgages on our properties, in excess of calculated amounts, require us to maintain various financial ratios, and, in the case of our credit agreement, restrict our ability to make distributions to our shareholders in certain circumstances. Our mortgage notes are non-recourse, subject to certain limited exceptions, and do not contain any material financial covenants.  As of December 31, 2017, we believe we were in compliance with the terms and conditions of our respective covenants under our credit agreement and senior unsecured notes indentures and their supplements.
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
Related Person Transactions
We have relationships and historical and continuing transactions with RMR LLC, RMR Inc. and others related to them. For example: we have no employees and the personnel and various services we require to operate our business are provided to us by RMR LLC pursuant to our business management agreement and property management agreement with RMR LLC; RMR Inc. is the managing member of RMR LLC; ABP Trust, which is controlled by its current sole trustee, our Managing Trustee, is the controlling shareholder of RMR Inc.; and we own shares of class A common stock of RMR Inc. We also have relationships and historical and continuing transactions with other companies to which RMR LLC provides management services and which may have trustees, directors and officers who are also trustees, directors or officers of us, RMR LLC or RMR Inc., including: SIR, of which we are the largest shareholder and at December 31, 2017 and February 26, 2018, owned approximately 27.8% of the outstanding SIR common shares; and AIC, of which we, ABP Trust, SIR and four other companies to which RMR LLC provides management services each own 14.3% and which arranges and insures or reinsures in part a combined property insurance program for us and its six other shareholders.
For further information about these and other such relationships and related person transactions, see Notes 6, 7 and 12 to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K, which are incorporated herein by reference and our other filings with the SEC including our definitive Proxy Statement for our 2018 Annual Meeting of Shareholders, or our definitive Proxy Statement, to be filed with the SEC within 120 days after the fiscal year ended December 31, 2017. For further information about these transactions and relationships and about the risks that may arise as a result of these and other related person transactions and relationships, see elsewhere in this Annual Report on Form 10-K, including “Warning Concerning Forward Looking Statements,” Part I, Item 1, “Business” and Part I, Item 1A, “Risk Factors.” Our filings with the SEC and copies of certain of our agreements with these related persons, including our business management agreement and property management agreement with RMR LLC and our shareholders agreement with AIC and its six other shareholders, are available as exhibits to our public filings with the SEC and accessible at the SEC’s website, www.sec.gov. We may engage in additional transactions with related persons, including businesses to which RMR LLC or its subsidiaries provide management services.
Critical Accounting Policies
Our critical accounting policies are those that will have the most impact on the reporting of our financial condition and results of operations and those requiring significant judgments and estimates. We believe that our judgments and estimates have been and will be consistently applied and produce financial information that fairly presents our results of operations. Our most critical accounting policies involve our investments in real property and equity securities. These policies affect our:

•
allocation of purchase prices between various asset categories, including allocations to above and below market leases and the related impact on the recognition of rental income and depreciation and amortization expenses; and

•	assessment of the carrying values and impairments of long lived assets and equity investments.
We allocate the acquisition cost of each property investment to various property components such as land, buildings and improvements and intangibles based on their relative fair values, and each component generally has a different useful life. For acquired real estate, we record building, land and improvements, and, if applicable, the value of in place leases, the fair market value of above or below market leases and customer relationships at fair value. For transactions that qualify as business combinations, we allocate the excess, if any, of the consideration over the fair value of assets acquired to goodwill. We base purchase price allocations and the determination of useful lives on our estimates and, under some circumstances, studies from independent real estate appraisers to provide market information and evaluations that are relevant to our purchase price allocations and determinations of useful lives; however, our management is ultimately responsible for the purchase price allocations and determination of useful lives.
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
We periodically evaluate our properties for impairment. Impairment indicators may include declining tenant occupancy, our concerns about a tenant’s financial condition (which may be endangered by a rent default or other information which comes to our attention) or our decision to dispose of an asset before the end of its estimated useful life and legislative, as well as market or industry changes that could permanently reduce the value of a property. If indicators of impairment are present, we evaluate the carrying value of the related property by comparing it to the expected future undiscounted cash flows to be generated from that property. If the sum of these expected future cash flows is less than the carrying value, we reduce the net carrying value of the property to its fair value. This analysis requires us to judge whether indicators of impairment exist and to estimate likely future cash flows. If we misjudge or estimate incorrectly or if future tenant operations, market or industry factors differ from our expectations we may record an impairment charge that is inappropriate or fail to record a charge when we should have done so, or the amount of any such charges may be inaccurate.
These accounting policies involve significant judgments made based upon our experience and the experience of our management and our Board of Trustees, including judgments about current valuations, ultimate realizable value, estimated useful lives, salvage or residual value, the ability and willingness of our tenants to perform their obligations to us, current and future economic conditions and competitive factors in the markets in which our properties are located. Competition, economic conditions, changing government priorities and other factors may cause occupancy declines in the future. In the future, we may need to revise our carrying value assessments to incorporate information which is not now known, and such revisions could increase or decrease our depreciation expense related to properties we own or decrease the carrying values of our assets.
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
Impact of Inflation
Inflation in the past several years in the United States has been modest, but recently there have been indications of inflation in the U.S. economy and some market forecasts indicate an expectation of increased inflation in the near to intermediate term. Future inflation might have both positive and negative impacts on our business. Inflation might cause the value of our real estate assets to increase. Our government leases generally provide for annual rent increases based on a cost of living index calculation which may mitigate the impact upon us of increased costs as a result of inflation. Further, inflation may permit us to increase rents upon renewal or enter new leases for the leased space for increased rent amounts.
Increases in operating costs as a result of inflation are likely to have modest, if any, impacts on our operating results. This is because most of the operating costs arising in our business are incurred at our properties and our tenants pay most of the property operating cost increases directly or indirectly when we pass through such costs as additional rent under our leases. Increased debt capital costs as a result of inflation are not directly or immediately paid by, or passed through, to our tenants; therefore, such cost increases are more likely to impact our financial results. Over time, however, inflationary debt capital cost increases may be mitigated as leases at our properties expire and new leases are entered which reflect inflationary increases in market rents.
To mitigate the adverse impact of any increased cost of debt capital in the event of material inflation, we may enter into interest rate hedge arrangements in the future. The decision to enter into these agreements will be based on various factors, including the amount of our floating rate debt outstanding, our belief that material interest rate increases are likely to occur, the costs of, and our expected benefit from, these agreements and upon possible requirements of our borrowing arrangements.
Generally, we do not expect inflation to have a material impact on our financial results for the next 12 months or for the current foreseeable future thereafter.

Impact of Climate Change
The political debate about climate change has resulted in various treaties, laws and regulations which are intended to limit carbon emissions. We believe these laws being enacted or proposed may cause energy costs at our properties to increase in the future. We do not expect the direct impact of these possible increases in energy costs resulting from laws designed to address climate change to be material to our results of operations because the increased costs either may be the responsibility of our tenants directly or in large part passed through by us to our tenants as additional rent. Also, although we do not believe it is likely in the foreseeable future, laws enacted to mitigate climate change may make some of our buildings obsolete or cause us to make material investments in our properties which could materially and adversely affect our financial condition and results of operations.
In an effort to reduce the effects of any increased energy costs in the future, we continuously study ways to improve the energy efficiency at all of our properties. Our property manager, RMR LLC, is a member of the Energy Star Partner program, a joint program of the U.S. Environmental Protection Agency and the U.S. Department of Energy that is focused on promoting energy efficiency at commercial properties through its “ENERGY STAR” label program, and a member of the U.S. Green Building Council, a nonprofit organization focused on promoting energy efficiency at commercial properties through its LEED® green building program.
Some observers believe severe weather in different parts of the world over the last few years is evidence of global climate change. Severe weather may have an adverse effect on certain properties we own. Rising sea levels could cause flooding at some of our properties, which may have an adverse effect on individual properties we own. We mitigate these risks by procuring or requiring tenants to procure insurance coverage we believe adequate to protect us from material damages and losses resulting from the consequences of losses caused by climate change. However, we cannot be sure that our mitigation efforts will be sufficient or that future storms, rising sea levels or other changes that may occur due to future climate change could not have a material adverse effect on our financial results.
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
At December 31, 2017, our outstanding fixed rate debt for our consolidated properties consisted of the following:

		Annual	Annual		Interest
	Principal	Interest	Interest		Payments
Debt	Balance (1)	Rate (1)	Expense (1)	Maturity	Due
Senior unsecured notes	$350,000	3.750%	$13,125	2019	Semi-annually
Senior unsecured notes	310,000	5.875%	18,213	2046	Quarterly
Senior unsecured notes	300,000	4.000%	12,000	2022	Semi-annually
Mortgage note (one property (one building) in Tampa, FL)	8,221	7.000%	583	2019	Monthly
Mortgage note (one property (one building) in Washington, DC)	34,474	5.720%	1,999	2020	Monthly
Mortgage note (one property (one building) in Chesapeake, VA)	3,173	4.260%	137	2020	Monthly
Mortgage note (one property (one building) in Lakewood, CO)	4,045	8.150%	334	2021	Monthly
Mortgage note (one property (one building) in Fairfax, VA)	13,693	5.877%	816	2021	Monthly
Mortgage note (one property (one building) in Washington, DC)	27,870	4.220%	1,192	2022	Monthly
Mortgage note (one property (one building) in Washington, DC)	24,891	4.800%	1,211	2023	Monthly
Mortgage note (one property (one building) in Washington, DC)	66,780	4.050%	2,742	2030	Monthly
	$1,143,147		$52,352

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

Our $350,000 and $300,000 senior unsecured notes require semi-annual interest payments through maturity and our $310,000 senior unsecured notes require quarterly interest payments through maturity.  Our mortgages generally require principal and interest payments through maturity pursuant to amortization schedules.  Because these debts require interest to be paid at a fixed rate, changes in market interest rates during the term of these debts will not affect our interest obligations.  If these debts were refinanced at interest rates which are 100 basis points higher or lower than shown above, our per annum interest cost would increase or decrease, respectively, by approximately $9,202.

Changes in market interest rates also would affect the fair value of our fixed rate debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt.  Based on the balances outstanding at December 31, 2017, and discounted cash flow analyses through the respective maturity dates, and assuming no other changes in factors that may affect the fair value of our fixed rate debt obligations, a hypothetical immediate 100 basis point increase in interest rates would change the fair value of those obligations by approximately $9,590.

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
At December 31, 2017, we have 50% and 51% interests in two joint venture arrangements which own two properties (three buildings) that are secured by fixed rate debt consisting of the following mortgage notes:

	Our JV		Annual	Annual		Interest
	Ownership	Principal	Interest	Interest		Payments
Debt	Interest	Balance (1)(2)	Rate (1)	Expense (1)	Maturity	Due
Mortgage note one property (one building) in Washington, DC	50%	$32,000	3.920%	$1,254	2024	Monthly
Mortgage note one property (two buildings) in Fairfax, VA	51%	50,000	3.910%	1,955	2029	Monthly
		$82,000		$3,209

(1)
The principal balance, annual interest rate and annual interest expense are the amounts stated in the applicable contract. In accordance with GAAP, recorded interest expense may differ from these amounts because of market conditions at the time we acquired the joint venture interests.

(2)	Reflects the entire balance of the debt secured by the properties and is not adjusted to reflect the part of the joint venture arrangement interests we do not own.

Floating Rate Debt

At December 31, 2017, our floating rate debt consisted of $570,000 of borrowings under our $750,000 revolving credit facility, our $300,000 term loan and our $250,000 term loan. Our revolving credit facility matures in January 2019 and, subject to the payment of an extension fee and our meeting other conditions, we have the option to extend the stated maturity by one year to January 2020. No principal repayments are required under our revolving credit facility or our term loans prior to maturity, and we can borrow, repay and reborrow funds available under our revolving credit facility, subject to conditions, at any time without penalty. Our $300,000 term loan matures on March 31, 2020. Our $250,000 term loan matures on March 31, 2022. Amounts outstanding under our term loans may be repaid without penalty at any time, but after they are repaid amounts may not be redrawn.

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

The following table presents the impact a 100 basis point increase in interest rates would have on our annual floating rate interest expense as of December 31, 2017:

	Impact of Changes in Interest Rates
	Annual	Outstanding	Total Interest	Annual Earnings
	Interest Rate (1)	Debt	Expense Per Year	Per Share Impact (2)
At December 31, 2017	2.9%	$1,120,000	$32,931	$0.39
100 bps increase	3.9%	$1,120,000	$44,287	$0.52

(1)	Weighted based on the respective interest rates and outstanding borrowings under our revolving credit facility and term loans as of December 31, 2017.

(2)	Based on the weighted average shares outstanding (diluted) for the year ended December 31, 2017.

The following table presents the impact a 100 basis point increase in interest rates would have on our annual floating rate interest expense as of December 31, 2017 if we were fully drawn on our revolving credit facility and our term loans remained outstanding:

	Impact of Changes in Interest Rates
	Annual	Outstanding	Total Interest	Annual Earnings
	Interest Rate (1)	Debt	Expense Per Year	Per Share Impact (2)
At December 31, 2017	2.9%	$1,300,000	$38,224	$0.45
100 bps increase	3.9%	$1,300,000	$51,404	$0.61

(1)	Weighted based on the respective interest rates and outstanding borrowings under our revolving credit facility (assuming fully drawn) and term loans as of December 31, 2017.

(2)	Based on the weighted average shares outstanding (diluted) for the year ended December 31, 2017.

The foregoing tables show the impact of an immediate change in floating interest rates as of December 31, 2017. If interest rates were to change gradually over time, the impact would be spread over time. Our exposure to fluctuations in floating interest rates will increase or decrease in the future with increases or decreases in the outstanding amount under our revolving credit facility, our term loans or our other floating rate debt, if any. Although we have no present plans to do so, we may in the future enter into hedge arrangements from time to time to mitigate our exposure to changes in interest rates.

Item 8.  Financial Statements and Supplementary Data
The information required by this item is included in Item 15 of this Annual Report on Form 10-K.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.  Controls and Procedures
As of the end of the period covered by this Annual Report on Form 10-K, our management carried out an evaluation, under the supervision and with the participation of our then Managing Trustees, our President and Chief Operating Officer and our Chief Financial Officer and Treasurer, of the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 under the Exchange Act. Based upon that evaluation, our then Managing Trustees, our President and our Chief Financial Officer and Treasurer concluded that our disclosure controls and procedures are effective.
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) in Internal Control—Integrated Framework. Based on this assessment, we believe that, as of December 31, 2017, our internal control over financial reporting is effective.
Ernst & Young LLP, the independent registered public accounting firm that audited our 2017 Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting. Its report appears elsewhere herein.
Item 9B.  Other Information
None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

We have a Code of Conduct that applies to our officers and Trustees, RMR Inc. and RMR LLC, senior level officers of RMR LLC, senior level officers and directors of RMR Inc. and certain other officers and employees of RMR LLC. Our Code of Conduct is posted on our website, www.govreit.com. A printed copy of our Code of Conduct is also available free of charge to any person who requests a copy by writing to our Secretary, Government Properties Income Trust, Two Newton Place, 255 Washington Street, Suite 300, Newton, MA 02458-1634. We intend to disclose any amendments or waivers to our Code of Conduct applicable to our principal executive officer, principal financial officer, principal accounting officer or controller (or any person performing similar functions) on our website.
The remainder of the information required by Item 10 is incorporated by reference to our definitive Proxy Statement.
Item 11.  Executive Compensation
The information required by Item 11 is incorporated by reference to our definitive Proxy Statement.
Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information.  We may grant common shares to our officers and other employees of RMR LLC under our 2009 Incentive Share Award Plan, or the 2009 Plan. In addition, each of our Trustees receives common shares as part of his or her annual compensation for serving as a Trustee and such shares are awarded under the 2009 Plan. The terms of awards made under the 2009 Plan are determined by the Compensation Committee of our Board of Trustees, at the time of the awards. The following table is as of December 31, 2017.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by securityholders—2009 Plan	None.	None.	1,493,119 (1)
Equity compensation plans not approved by securityholders	None.	None.	None.
Total	None.	None.	1,493,119 (1)

(1)
Consists of common shares available for issuance pursuant to the terms of the 2009 Plan.  Share awards that are repurchased or forfeited will be added to the common shares available for issuance under the 2009 Plan.

Payments by us to RMR LLC and RMR LLC employees are described in Notes 6, 7 and 11 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K. The remainder of the information required by Item 12 is incorporated by reference to our definitive Proxy Statement.
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
4.7
First Supplemental Indenture, dated as of July 20, 2017, between the Company and U.S. Bank National Association, relating to the Company’s 4.000% Senior Notes due 2022, including form thereof. (Incorporated by reference to the Company’s Current Report on Form 8-K dated July 20, 2017.)

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

10.4	2009 Incentive Share Award Plan.(+) (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, File No. 001-34364.)
10.5	First Amendment to 2009 Incentive Share Award Plan.(+) (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015.)
10.6	Form of Share Award Agreement.(+) (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.)
10.7	Form of Restricted Share Agreement.(+) (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015.)
10.8	Form of Restricted Share Agreement.(+) (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.)
10.9	Form of Indemnification Agreement.(+) (Incorporated by reference to the Company’s Current Report on Form 8-K dated May 16, 2012, File No. 001-34364.)
10.10	Summary of Trustee Compensation.(+) (Incorporated by reference to the Company’s Current Report on Form 8-K dated May 17, 2017.)
10.11
Credit Agreement, dated as of November 21, 2014, among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and each of the other financial institutions initially a signatory thereto. (Incorporated by reference to the Company’s Current Report on Form 8-K dated November 21, 2014.)

10.12
First Amendment to Credit Agreement, dated as of September 22, 2017, by and among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and each of the other financial institutions party thereto. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017.)

10.13
Amended and Restated Shareholders Agreement, dated May 21, 2012, among Affiliates Insurance Company, Five Star Quality Care, Inc., Hospitality Properties Trust, Senior Housing Properties Trust, TravelCenters of America LLC, ABP Trust, the Company and Select Income REIT. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, File No. 001-34364.)

12.1	Computation of Ratio of Earnings to Fixed Charges. (Filed herewith.)
21.1	Subsidiaries of the Company. (Filed herewith.)
23.1	Consent of Ernst & Young LLP. (Filed herewith.)
23.2	Consent of Sullivan & Worcester LLP. (Contained in Exhibit 8.1.)
31.1	Rule 13a-14(a) Certification. (Filed herewith.)
31.2	Rule 13a-14(a) Certification. (Filed herewith.)
31.3	Rule 13a-14(a) Certification. (Filed herewith.)
32.1	Section 1350 Certification. (Furnished herewith.)
99.1	Allocation Agreement, dated as of July 8, 2014, between the Company and The RMR Group LLC. (Incorporated by reference to the Company’s Current Report on Form 8-K dated July 8, 2014.)
99.2	Registration Rights Agreement, dated as of June 5, 2015, between the Company and The RMR Group Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 5, 2015.)
99.3	Audited Financial Statements as of December 31, 2017 for Select Income REIT. (Filed herewith.)
99.4
Letter dated as of October 2, 2017, between the Company and The RMR Group LLC, regarding Second Amended and Restated Business Management Agreement. (+) (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017.)

101.1
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Statements of Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these financial statements, tagged as blocks of text and in detail. (Filed herewith.)

(+) Management contract or compensatory plan or arrangement.

Item 16.  Form 10-K Summary
None.

Report of Independent Registered Public Accounting Firm
To the Trustees and Shareholders of Government Properties Income Trust
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Government Properties Income Trust (the Company) as of December 31, 2017 and 2016, the related consolidated statements of comprehensive income (loss), shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and the financial statement schedule listed in the Index at item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 26, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2008.

Boston, Massachusetts February 26, 2018

Report of Independent Registered Public Accounting Firm
To the Trustees and Shareholders of Government Properties Income Trust
Opinion on Internal Control over Financial Reporting
We have audited Government Properties Income Trust’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Government Properties Income Trust’s (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of comprehensive income (loss), shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule listed in the Index at item 15(a), and our report dated February 26, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Assessment of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
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
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Boston, Massachusetts February 26, 2018

GOVERNMENT PROPERTIES INCOME TRUST
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

	As of December 31,
	2017	2016
ASSETS
Real estate properties:
Land	$627,108	$267,855
Buildings and improvements	2,348,613	1,620,905
Total real estate properties, gross	2,975,721	1,888,760
Accumulated depreciation	(341,848)	(296,804)
Total real estate properties, net	2,633,873	1,591,956
Equity investment in Select Income REIT	467,499	487,708
Investment in unconsolidated joint ventures	50,202	—
Assets of discontinued operations	—	12,541
Acquired real estate leases, net	351,872	124,848
Cash and cash equivalents	16,569	29,941
Restricted cash	3,111	530
Rents receivable, net	61,429	48,458
Deferred leasing costs, net	22,977	21,079
Other assets, net	96,033	68,005
Total assets	$3,703,565	$2,385,066

LIABILITIES AND SHAREHOLDERS’ EQUITY
Unsecured revolving credit facility	$570,000	$160,000
Unsecured term loans, net	547,852	547,171
Senior unsecured notes, net	944,140	646,844
Mortgage notes payable, net	183,100	27,837
Liabilities of discontinued operations	—	45
Accounts payable and other liabilities	89,440	54,019
Due to related persons	4,859	3,520
Assumed real estate lease obligations, net	13,635	10,626
Total liabilities	2,353,026	1,450,062

Commitments and contingencies

Preferred units of limited partnership	20,496	—

Shareholders’ equity:
Common shares of beneficial interest, $.01 par value: 150,000,000 and 100,000,000 shares
authorized, respectively, 99,145,921 and 71,177,906 shares issued and outstanding, respectively	991	712
Additional paid in capital	1,968,217	1,473,533
Cumulative net income	108,144	96,329
Cumulative other comprehensive income	60,427	26,957
Cumulative common distributions	(807,736)	(662,527)
Total shareholders’ equity	1,330,043	935,004
Total liabilities and shareholders’ equity	$3,703,565	$2,385,066
See accompanying notes.

GOVERNMENT PROPERTIES INCOME TRUST
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(amounts in thousands, except per share data)

	Year Ended December 31,
	2017	2016	2015

Rental income	$316,532	$258,180	$248,549

Expenses:
Real estate taxes	37,942	30,703	29,906
Utility expenses	20,998	17,269	17,916
Other operating expenses	65,349	54,290	50,425
Depreciation and amortization	109,588	73,153	68,696
Loss on impairment of real estate	9,490	—	—
Acquisition related costs	—	1,191	811
General and administrative	18,847	14,897	14,826
Total expenses	262,214	191,503	182,580

Operating income	54,318	66,677	65,969
Dividend income	1,216	971	811
Interest income	1,962	158	14
Interest expense (including net amortization of debt premium and discounts
and debt issuance costs of $3,420, $2,832 and $1,376, respectively)	(65,406)	(45,060)	(37,008)
Gain (loss) on early extinguishment of debt	(1,715)	104	34
Loss on distribution to common shareholders of The RMR Group Inc. common stock	—	—	(12,368)
Net gain (loss) on issuance of shares by Select Income REIT	72	86	(42,145)
Loss on impairment of Select Income REIT investment	—	—	(203,297)
Income (loss) from continuing operations before income taxes,
equity in earnings of investees and gain on sale of real estate	(9,553)	22,936	(227,990)
Income tax expense	(101)	(101)	(86)
Equity in earnings of investees	21,571	35,518	18,640
Income (loss) from continuing operations	11,917	58,353	(209,436)
Income (loss) from discontinued operations	173	(589)	(525)
Income (loss) before gain on sale of real estate	12,090	57,764	(209,961)
Gain on sale of real estate	—	79	—
Net income (loss)	12,090	57,843	(209,961)
Other comprehensive income (loss):
Unrealized gain (loss) on investment in available for sale securities	24,042	30,465	(9,391)
Equity in unrealized gain (loss) of investees	9,428	11,359	(5,513)
Other comprehensive income (loss)	33,470	41,824	(14,904)
Comprehensive income (loss)	$45,560	$99,667	$(224,865)

Net income (loss)	$12,090	$57,843	$(209,961)
Preferred units of limited partnership distributions	(275)	—	—
Net income (loss) available for common shareholders	$11,815	$57,843	$(209,961)

Weighted average common shares outstanding (basic)	84,633	71,050	70,700
Weighted average common shares outstanding (diluted)	84,653	71,071	70,700

Per common share amounts (basic and diluted):
Income (loss) from continuing operations	$0.14	$0.82	$(2.96)
Income (loss) from discontinued operations	$—	$(0.01)	$(0.01)
Net income (loss) available for common shareholders	$0.14	$0.81	$(2.97)

See accompanying notes.

GOVERNMENT PROPERTIES INCOME TRUST
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(dollars in thousands)

	Number of Shares	Common Shares	Additional Paid In Capital	Cumulative Net Income (Loss)	Cumulative Other Comprehensive Income (Loss)	Cumulative Common Distributions	Total
Balance at December 31, 2014	70,349,227	$703	$1,457,631	$248,447	$37	$(409,369)	$1,297,449
Issuance of shares, net	723,222	7	14,039	—	—	—	14,046
Share grants	65,600	1	984	—	—	—	985
Share repurchases	(11,741)	—	(172)	—	—	—	(172)
Equity in unrealized loss of investees	—	—	—	—	(5,513)	—	(5,513)
Unrealized loss on investment in available for sale of securities	—	—	—	—	(9,391)	—	(9,391)
Net loss available for common shareholders	—	—	—	(209,961)	—	—	(209,961)
Distributions to common shareholders	—	—	—	—	—	(130,792)	(130,792)
Balance at December 31, 2015	71,126,308	711	1,472,482	38,486	(14,867)	(540,161)	956,651
Share grants	65,900	1	1,388	—	—	—	1,389
Share repurchases	(14,302)	—	(337)	—	—	—	(337)
Equity in unrealized gain of investees	—	—	—	—	11,359	—	11,359
Unrealized gain on investment in available for sale of securities	—	—	—	—	30,465	—	30,465
Net income available for common shareholders	—	—	—	57,843	—	—	57,843
Distributions to common shareholders	—	—	—	—	—	(122,366)	(122,366)
Balance at December 31, 2016	71,177,906	712	1,473,533	96,329	26,957	(662,527)	935,004
Issuance of shares, net	27,907,029	279	493,587				493,866
Share grants	75,350		1,361	—	—	—	1,361
Share repurchases	(14,364)		(264)	—	—	—	(264)
Equity in unrealized gain of investees	—	—	—	—	9,428	—	9,428
Unrealized gain on investment in available for sale of securities	—	—	—	—	24,042	—	24,042
Net income available for common shareholders	—	—	—	11,815	—	—	11,815
Distributions to common shareholders	—	—	—	—	—	(145,209)	(145,209)
Balance at December 31, 2017	99,145,921	$991	$1,968,217	$108,144	$60,427	$(807,736)	$1,330,043

See accompanying notes.

GOVERNMENT PROPERTIES INCOME TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Year Ended December 31,
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$12,090	$57,843	$(209,961)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation	52,427	42,489	38,987
Net amortization of debt premiums and discounts and debt issuance costs	3,420	2,832	1,376
Gain on sale of real estate	—	(79)	—
(Gain) loss on early extinguishment of debt	1,715	(104)	(34)
Straight line rental income	(5,582)	(2,691)	(3,978)
Amortization of acquired real estate leases	56,174	29,003	28,624
Amortization of deferred leasing costs	3,802	3,265	2,349
Other non-cash expenses, net	300	284	817
Loss on impairment of real estate	9,490	—	—
Increase in carrying value of property included in discontinued operations	(619)	—	—
Equity in earnings of investees	(21,571)	(35,518)	(18,640)
Net (gain) loss on issuance of shares by Select Income REIT	(72)	(86)	42,145
Loss on distribution to common shareholders of The RMR Group Inc. common stock	—	—	12,368
Loss on impairment of Select Income REIT investment	—	—	203,297
Distributions of earnings from Select Income REIT	18,640	32,425	21,882
Change in assets and liabilities:
Restricted cash	(1,563)	492	1,258
Deferred leasing costs	(5,017)	(10,196)	(4,741)
Rents receivable	(4,990)	1,670	(2,729)
Other assets	1,368	25	515
Accounts payable and accrued expenses	11,696	1,970	1,097
Due to related persons	1,339	634	725
Net cash provided by operating activities	133,047	124,258	115,357
CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate acquisitions and deposits	(1,188,030)	(200,331)	—
Real estate improvements	(45,940)	(32,999)	(19,163)
Investment in Select Income REIT	—	—	(95,821)
Investment in The RMR Group Inc.	—	—	(7,226)
Distributions in excess of earnings from Select Income REIT	32,192	17,910	25,148
Distributions in excess of earnings from our unconsolidated joint ventures	482	—	—
Proceeds from sale of properties, net	15,083	263	30,460
Net cash used in investing activities	(1,186,213)	(215,157)	(66,602)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of mortgage notes payable	(11,909)	(107,933)	(48,908)
Proceeds from issuance of senior notes, after discounts	297,954	300,235	—
Proceeds from issuance of common shares, net	493,866	—	—
Borrowings on unsecured revolving credit facility	645,000	399,000	195,000
Repayments on unsecured revolving credit facility	(235,000)	(356,000)	(78,000)
Payment of debt issuance costs	(4,644)	(544)	(21)
Repurchase of common shares	(264)	(337)	(172)
Distributions to common shareholders	(145,209)	(122,366)	(121,660)
Net cash provided by (used in) financing activities	1,039,794	112,055	(53,761)

Increase (decrease) in cash and cash equivalents	(13,372)	21,156	(5,006)
Cash and cash equivalents at beginning of year	29,941	8,785	13,791
Cash and cash equivalents at end of year	$16,569	$29,941	$8,785
See accompanying notes.

GOVERNMENT PROPERTIES INCOME TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Year Ended December 31,
	2017	2016	2015
Supplemental cash flow information:
Interest paid	$55,048	$41,139	$35,500
Income taxes paid	$117	$111	$143
Non-cash investing activities:
Investment in The RMR Group Inc. paid in common shares	$—	$—	$13,545
Sale of real estate	$—	$3,600	$—
Mortgage note receivable related to sale of real estate	$—	$(3,600)	$—
Distribution of The RMR Group Inc. common stock received from Select Income REIT	$—	$—	$5,244
Working capital assumed	$(1,596)	$—	$—
Non-cash financing activities:
Assumption of mortgage debt	$167,548	$—	$—
Distribution to common shareholders of The RMR Group Inc. common stock	$—	$—	$(9,132)
Preferred units of limited partnership issued	$20,221	$—	$—
See accompanying notes.

GOVERNMENT PROPERTIES INCOME TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 1. Organization
Government Properties Income Trust, or the Company, we or us, is a real estate investment trust, or REIT, formed in 2009 under Maryland law.
As of December 31, 2017, we wholly owned 108 properties (167 buildings), or our consolidated properties, located in 30 states and the District of Columbia containing approximately 17.5 million rentable square feet and had a noncontrolling ownership interest in two unconsolidated joint ventures that own properties (three buildings) totaling an additional 0.4 million rentable square feet. As of December 31, 2017, we also owned 24,918,421 common shares of beneficial interest, par value $0.01 per share, or approximately 27.8%, of the then outstanding common shares of Select Income REIT, or SIR.
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
We allocate the purchase prices of our properties to land, building and improvements based on determinations of the relative fair values of these assets assuming the properties are vacant. We determine the fair value of each property using methods similar to those used by independent appraisers. We allocate a portion of the purchase price of our properties to above market and below market leases based on the present value (using an interest rate which reflects the risks associated with acquired in place leases at the time each property was acquired by us) of the difference, if any, between (i) the contractual amounts to be paid pursuant to the acquired in place leases and (ii) our estimates of fair market lease rates for the corresponding leases, measured over a period equal to the terms of the respective leases. We allocate a portion of the purchase price to acquired in place leases and tenant relationships based upon market estimates to lease up the property based on the leases in place at the time of purchase.  We allocate this aggregate value between acquired in place lease values and tenant relationships based on our evaluation of the specific characteristics of each tenant’s lease. However, we have not separated the value of tenant relationships from the value of acquired in place leases because such value and related amortization expense is immaterial to the accompanying consolidated financial statements. In making these allocations, we consider factors such as estimated carrying costs during the expected lease up periods, including real estate taxes, insurance and other operating income and expenses and costs, such as leasing commissions, legal and other related expenses, to execute similar leases in current market conditions at the time a property was acquired by us. If the value of tenant relationships becomes material in the future, we may separately allocate those amounts and amortize the allocated amounts over the estimated life of the relationships. For transactions that qualify as business combinations, we allocate the excess, if any, of the consideration over the fair value of the assets acquired to goodwill.
We amortize capitalized above market lease values (included in acquired in place real estate leases in our consolidated balance sheets) and below market lease values (presented as assumed real estate lease obligations in our consolidated balance sheets) as a reduction or increase, respectively, to rental income over the terms of the associated leases. Such amortization resulted in net decreases to rental income of $2,764, $1,457 and $1,157 during the years ended December 31, 2017, 2016 and 2015, respectively. We amortize the value of acquired in place leases (included in acquired real estate leases in our consolidated balance sheets), exclusive of the value of above market and below market acquired in place leases, over the terms of the associated leases. Such amortization, which is included in depreciation and amortization expense, amounted to $53,410, $27,546, and $27,467 during the years ended December 31, 2017, 2016 and 2015, respectively. When a lease is terminated prior to its stated expiration, we write off the unamortized amounts relating to that lease.
Capitalized above market lease values were $46,096 and $39,261 as of December 31, 2017 and 2016, respectively, net of accumulated amortization of $27,259 and $22,753, respectively. Capitalized below market lease values were $25,973 and $20,603 as of December 31, 2017 and 2016, respectively, net of accumulated amortization of $12,338 and $9,977, respectively.

GOVERNMENT PROPERTIES INCOME TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

The value of acquired in place leases, exclusive of the value of above market and below market acquired in place leases, was $472,928 and $203,368 as of December 31, 2017 and 2016, respectively, net of accumulated amortization of $139,893 and $95,028, respectively. As of December 31, 2017, the weighted average amortization periods for capitalized above market leases, lease origination value and capitalized below market lease values were 4.0 years, 5.6 years and 5.7 years, respectively.  Future amortization of net intangible lease assets and liabilities, to be recognized over the current terms of the associated leases as of December 31, 2017 are estimated to be $97,114 in 2018, $70,790 in 2019, $49,230 in 2020, $36,321 in 2021, $27,313 in 2022 and $58,263 thereafter.
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
Equity Method Investments.  We account for our investments in Affiliates Insurance Company, or AIC, and SIR using the equity method of accounting. Significant influence is present through common representation on the boards of trustees or directors of us, AIC and SIR and our significant ownership interest in SIR. Our Managing Trustee is also the managing trustee of SIR.  Our Managing Trustee as the current sole trustee of ABP Trust is the controlling shareholder of The RMR Group Inc., or RMR Inc. He is also a director and officer of RMR Inc. Substantially all of the business of RMR Inc. is conducted by its majority owned subsidiary, The RMR Group LLC, or RMR LLC, which is our manager and the manager of AIC and SIR. Each of our Trustees is a director of AIC and one of our Independent Trustees is also an independent trustee of SIR. See Notes 7 and 12 for a further discussion of our investments in AIC and SIR.
In connection with the FPO Transaction, we acquired 50% and 51% interests in two unconsolidated joint ventures which own two properties (three buildings). The properties owned by these joint ventures are encumbered by an aggregate $82,000 of mortgage indebtedness. We do not control the activities that are most significant to these joint ventures and, as a result, we account for our investment in these joint ventures under the equity method of accounting. See Note 5 for a further discussion of our unconsolidated joint ventures.

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
Revenue Recognition. We recognize rental income from operating leases that contain fixed contractual rent changes on a straight line basis over the term of the lease agreements. We increased rental income by $5,582, $2,691 and $3,978 to record revenue on a straight line basis during the years ended December 31, 2017, 2016 and 2015, respectively. Rents receivable include $27,267 and $21,686 of straight line rent receivables at December 31, 2017 and 2016, respectively.
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
Deferred Leasing Costs. Deferred leasing costs include brokerage, legal and other fees associated with our entering leases and we amortize those costs, which are included in depreciation and amortization expense, on a straight line basis over the terms of the respective leases. Deferred leasing costs totaled $32,990 and $28,039 at December 31, 2017 and 2016, respectively, and accumulated amortization of deferred leasing costs totaled $10,013 and $6,960 at December 31, 2017 and 2016, respectively. Future amortization of deferred leasing costs to be recognized during the current terms of our existing leases as of December 31, 2017 are estimated to be $4,282 in 2018, $4,091 in 2019, $3,275 in 2020, $2,670 in 2021, $2,186 in 2022 and $6,473 thereafter.
Available for Sale Securities. As of December 31, 2017, we owned 1,214,225 common shares of class A common stock of RMR Inc. Our investment in RMR Inc. is classified as an available for sale security. Available for sale securities are recorded at fair value based on their quoted market price at the end of each reporting period. Unrealized gains and losses on available for sale securities are recorded as a component of cumulative other comprehensive income (loss) in shareholders’ equity. As further described in Note 7, we initially acquired 1,541,201 shares of class A common stock of RMR Inc. on June 5, 2015 for cash and share consideration of $17,462. We concluded, for accounting purposes, that the cash and share consideration we paid for our investment in these shares represented a discount to the fair value of these shares. We initially accounted for this investment under the cost method of accounting and recorded this investment at its estimated fair value of $39,833 as of June 5, 2015 using Level 3 inputs, as defined in the fair value hierarchy under U.S. generally accepted accounting principles, or GAAP.  As a result, we recorded a liability for the amount by which the estimated fair value of these shares exceeded the price we paid for these shares. This liability is included in accounts payable and other liabilities in our consolidated balance sheets. This liability is being amortized on a straight line basis through December 31, 2035 as an allocated reduction to our business management and property management fee expense. We amortized $1,087, $1,087 and $618 of this liability during the years ended December 31, 2017, 2016 and 2015, respectively.  These amounts are included in the net business management and property management fee amounts for such periods. As of December 31, 2017, the remaining unamortized amount of this liability was $19,580. Future amortization of this liability as of December 31, 2017 is estimated to be $1,087 in 2018, $1,087 in 2019, $1,087 in 2020, $1,087 in 2021, $1,087 in 2022 and $14,145 thereafter.
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
Debt Issuance Costs. Debt issuance costs include capitalized issuance or assumption costs related to borrowings, which are amortized to interest expense over the terms of the respective loans. Debt issuance costs, net of accumulated amortization, for our revolving credit facility are included in other assets in our consolidated balance sheets. As of December 31, 2017 and 2016, debt issuance costs for our revolving credit facility were $5,234 and accumulated amortization of debt issuance costs for our revolving credit facility were $3,849 and $2,617, respectively. Debt issuance costs, net of accumulated amortization, for our unsecured term loans, senior unsecured notes and mortgage notes payable are presented as a direct deduction from the associated debt liability in our consolidated balance sheets. As of December 31, 2017 and 2016, debt issuance costs, net of accumulated amortization, for our unsecured term loans, senior unsecured notes, and mortgage notes payable totaled $15,750 and $14,725, respectively. Future amortization of debt issuance costs to be recognized with respect to our revolving credit facility, unsecured term loans, senior unsecured notes and mortgage notes as of December 31, 2017 are estimated to be $3,469 in 2018, $2,217 in 2019, $1,357 in 2020, $1,217 in 2021, $826 in 2022 and $8,049 thereafter.
Income Taxes. We have elected to be taxed as a REIT under the United States Internal Revenue Code of 1986, as amended, or the IRC, and, accordingly, we generally will not be subject to federal income taxes provided we distribute our taxable income and meet certain other requirements to qualify as a REIT. We are, however, subject to certain state and local taxes.
Cumulative Other Comprehensive Income. Cumulative other comprehensive income represents the unrealized gain on the RMR Inc. shares we own and our share of the cumulative comprehensive income of our equity method investees, SIR and AIC.  See Notes 2, 7 and 12 for further information regarding these investments.

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
Per Common Share Amounts. We calculate basic earnings per common share by dividing net income (loss) available for common shareholders by the weighted average number of our common shares of beneficial ownership, $.01 par value, or our common shares, outstanding during the period. We calculate diluted earnings per share using the more dilutive of the two class method or the treasury stock method.  Unvested share awards and other potentially dilutive common shares and the related impact on earnings, are considered when calculating diluted earnings per share.
Segment Reporting. We operate in two business segments: direct ownership of real estate properties and our equity method investment in SIR.
Note 3.    Weighted Average Common Shares

The following table provides a reconciliation of the weighted average number of common shares used in the calculation of basic and diluted earnings per share (in thousands):

	For the Year Ended December 31,
	2017	2016	2015
Weighted average common shares for basic earnings per share	84,633	71,050	70,700
Effect of dilutive securities: unvested share awards	20	21	—
Weighted average common shares for diluted earnings per share	84,653	71,071	70,700
Note 4.    New Accounting Pronouncements

On January 1, 2017, we adopted the Financial Accounting Standards Board, or FASB, Accounting Standards Update, or ASU, No. 2017-01, Clarifying the Definition of a Business. This update provides additional guidance on evaluating whether a transaction should be accounted for as an acquisition (or disposal) of assets or of a business. This update defines three requirements for a set of assets and activities (collectively referred to as a “set”) to be considered a business: inputs, processes and outputs. As a result of the implementation of this update, certain property acquisitions, which under previous guidance were accounted for as business combinations, are now accounted for as acquisitions of assets. In an asset acquisition, certain acquisition costs are capitalized as opposed to expensed under previous guidance.

In May 2014, the FASB issued ASU No. 2014-09, Revenue From Contracts With Customers, which outlines a comprehensive model for entities to use in accounting for revenue arising from contracts with customers. ASU No. 2014-09 states that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” While ASU No. 2014-09 specifically references contracts with customers, it may apply to certain other transactions such as the sale of real estate or equipment. In August 2015, the FASB provided for a one-year deferral of the effective date for ASU No. 2014-09, which is now effective for us beginning January 1, 2018. A substantial portion of our revenue consists of rental income from leasing arrangements, which is specifically excluded from ASU No. 2014-09. We have evaluated ASU No. 2014-09 (and related clarifying guidance issued by the FASB) and the adoption will not have a material impact on the amount or timing of our revenue recognition in our consolidated financial statements with the exception of profit recognition on real estate sales. We currently have recorded a deferred gain on sale of real estate of $712 that under current guidance would be recognized upon repayment of a promissory note we received in connection with the sale but will be recognized in its entirety upon adoption of ASU No. 2014-09. We currently expect to adopt the standard using the modified retrospective approach.

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which changes how entities measure certain equity investments and present changes in the fair value of financial liabilities measured under the fair value option that are attributable to their own credit. This update is effective for all prospective interim and annual periods beginning after December 15, 2017. We expect to record an adjustment of $45,117 on January 1, 2018 to reclassify historical changes in the fair value of our available for sale equity investments from other comprehensive income to retained earnings. Future changes in the fair value of our equity investments will be recorded through earnings in accordance with ASU No. 2016-01.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which clarifies how companies present and classify certain cash receipts and cash payments in the statement of cash flows. ASU No. 2016-15 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We expect this guidance will impact the classification of distributions from our equity method investments. Upon adoption, we expect to reclassify $2,945 and $2,956 from cash flow from investing activities to cash flow from operating activities for 2017 and 2016, respectively.

In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash, which requires companies to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. The new standard also requires a reconciliation of the totals in the statement of cash flows to the related captions in the balance sheets. ASU No. 2016-18 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years and requires the usage of a retrospective transition method. Upon the adoption of ASU No. 2016-18, we will present the changes in the total cash, cash equivalents and restricted cash in our consolidated statements of cash flows, whereas under the current guidance we present the changes during the period for cash and cash equivalents only.

Note 5. Real Estate Properties
As of December 31, 2017, we wholly owned 108 properties (167 buildings), with an undepreciated carrying value of $2,975,721 and had a noncontrolling ownership interest in two unconsolidated joint ventures that own two properties (three buildings). We generally lease space at our properties on a gross lease or modified gross lease basis pursuant to fixed term contracts expiring between 2018 and 2034.  Our leases generally require us to pay all or some property operating expenses and to provide all or most property management services.  During the year ended December 31, 2017, we entered 75 leases for 1,604,783 rentable square feet for a weighted (by rentable square feet) average lease term of 7.6 years and we made commitments for approximately $18,249 of leasing related costs. As of December 31, 2017, we have estimated unspent leasing related obligations of $31,310. During the year ended December 31, 2017, we capitalized $511 of interest expense related to the redevelopment and expansion of an existing property.

FPO Transaction

On October 2, 2017, we completed our acquisition of First Potomac Realty Trust, or FPO, pursuant to merger transactions, as a result of which we acquired 35 office properties (72 buildings) with 6,028,072 rentable square feet, and FPO's 50% and 51% interests in two joint ventures that own two properties (three buildings) with 443,867 rentable square feet, or collectively, the FPO Transaction. The aggregate value we paid for FPO was $1,370,888, including $651,696 in cash to FPO's shareholders, the repayment of $483,000 of FPO corporate debt, the assumption of $167,548 of mortgage debt; this amount excludes the $82,000 of mortgage debt that encumber the two properties owned by the two joint ventures and the payment of certain transaction fees and expenses, net of FPO cash on hand. We financed the cash payments for the FPO Transaction with

GOVERNMENT PROPERTIES INCOME TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

borrowings under our revolving credit facility and with cash on hand, including net proceeds from our public offerings of common shares and senior unsecured notes, as described further in Notes 9 and 11. We accounted for the FPO Transaction as an asset acquisition Our allocation of the purchase price was based on estimates of the relative fair value of the acquired assets and assumed liabilities.

The following table summarizes the total consideration paid and the estimated fair values of the assets acquired and liabilities assumed in the FPO Transaction:

Total Purchase Price:
Cash consideration	$1,175,140
Acquisition related costs	9,575
Total cash consideration	1,184,715
Preferred units of limited partnership issued (1)	20,221
Acquired net working capital	(1,596)
Assumed mortgage notes	167,548
Non-cash portion of purchase price	186,173
Gross purchase price	$1,370,888

Purchase Price Allocation:
Land	$360,909
Buildings and improvements	681,340
Acquired real estate leases (2)	283,498
Investment in unconsolidated joint ventures	51,305
Cash	11,191
Restricted cash	1,018
Rents receivable	2,672
Other assets	3,640
Total assets	1,426,694

Mortgage notes payable (3)	(167,936)
Assumed real estate lease obligations (2)	(5,776)
Accounts payable and accrued expenses	(10,640)
Rents collected in advance	(1,436)
Security deposits	(4,849)
Net assets acquired	1,204,936

Assumed working capital	(1,596)
Assumed principal balance of debt	167,548
Gross purchase price	$1,370,888

(1)
Pursuant to the terms of the FPO Transaction, each unit of limited partnership interest in FPO's operating partnership that was not liquidated on the closing date was exchanged on a one-for-one basis for 5.5% Series A Cumulative Preferred Units of the surviving subsidiary. As of December 31, 2017, there are 1,814 of 5.5% Series A Cumulative Preferred Units outstanding. Beginning on October of each year and ending January 15 of the following year, with the first such period beginning October 1, 2019, holders have the right to redeem their 5.5% Series A Cumulative Preferred Units for cash equal to $11.15 per unit. Beginning on April 1 of each year and ending June 30 of that year, with the first such period beginning April 1, 2018, we have the right to redeem all or any portion of the outstanding 5.5% Series A Cumulative Preferred Units for cash at $11.15 per unit. As of December 31, 2017, the carrying value of

GOVERNMENT PROPERTIES INCOME TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

these Series A Cumulative Preferred Units was $20,496 and is recorded as temporary equity on our consolidated balance sheet at December 31, 2017.

(2)
As of the date acquired, the weighted average amortization periods for capitalized above market lease values, lease origination value and capitalized below market lease values were 3.2 years, 3.1 years and 3.8 years, respectively.

(3)	Includes fair value adjustments totaling $388 on $167,936 principal amount of mortgage notes we assumed in connection with the FPO Transaction.

Pro Forma Information (Unaudited):

The following table presents our pro forma results of operations for the years ended December 31, 2017 and 2016 as if the FPO Transaction and related financing activities had occurred on January 1, 2016. The historical FPO results of operations included in this pro forma financial information have been adjusted to remove the results of operations of properties and joint venture interests FPO sold from January 1, 2016 to October 2, 2017, the closing date of the FPO Transaction. The effect of these adjustments was to decrease pro forma rental income $804 and $17,810 for the years ended December 31, 2017 and 2016, respectively, and to decrease net income (loss) $47,019 and $5,403 for the years ended December 31, 2017 and 2016, respectively.

This pro forma financial information is not necessarily indicative of what our actual financial position or results of operations would have been for the periods presented or for any future period. Differences could result from numerous factors, including future changes in our portfolio of investments, capital structure, property level operating expenses and revenues, including rents expected to be received on our existing leases or leases we may enter during and after 2018, changes in interest rates and other reasons. Actual future results are likely to be different from amounts presented in this pro forma financial information and such differences could be significant.

	Year Ended December 31,
	2017	2016
Rental income	$437,101	$412,245
Net income (loss)	(25,898)	11,630
Net income (loss) per share	$(0.26)	$0.12

During the year ended December 31, 2017, we recognized revenues of $36,722 and operating income of $3,230 from the consolidated properties acquired in the FPO Transaction and ($621) in equity in losses from our unconsolidated joint ventures acquired in the FPO Transaction.

Unconsolidated Joint Ventures

    We own interests in two joint ventures that own two properties (three buildings). We account for these investments under the equity method of accounting. As of December 31, 2017, our investment in unconsolidated joint ventures consisted of the following:

Joint Venture	GOV Ownership	GOV Carrying Value of Investment at December 31, 2017	Property Type	Number of Buildings	Location	Square Feet
Prosperity Metro Plaza	51%	$27,888	Office	2	Fairfax, VA	328,456
1750 H Street, NW	50%	22,314	Office	1	Washington, DC	115,411
Total		$50,202		3		443,867

GOVERNMENT PROPERTIES INCOME TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

The following table provides a summary of the mortgage debt of our unconsolidated joint ventures:

Joint Venture	Interest Rate (1)	Maturity Date	Principal Balance at December 31, 2017
Prosperity Metro Plaza	4.09%	12/1/2029	$50,000
1750 H Street, NW	3.69%	8/1/2024	32,000
Weighted Average/Total	3.93%		$82,000

(1)	Includes the effect of mark to market purchase accounting.

At December 31, 2017, the aggregate unamortized basis difference of our unconsolidated joint ventures of $8,933 is primarily attributable to the difference between the amount for which we purchased our interest in the joint ventures, including transaction costs, and the historical carrying value of the net assets of the joint ventures. This difference will be amortized over the remaining useful life of the related properties and included in the reported amount of equity in earnings of investees.

Other 2017 Acquisition Activities

During the year ended December 31, 2017, we acquired one property (one building) located in Manassas, VA with 69,374 rentable square feet. This property was 100% leased to Prince William County on the date of acquisition. This transaction was accounted for as an asset acquisition. The purchase price was $12,657, including capitalized acquisition costs of $37. Our allocation of the purchase price of this acquisition is based on the relative estimated fair value of the acquired assets and assumed liabilities is presented in the table below.

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

2016 Acquisition Activities

During the year ended December 31, 2016, we acquired three properties (five buildings) with a combined 830,185 rentable square feet and a land parcel adjacent to one of our existing properties for an aggregate purchase price of $199,304, excluding acquisition costs. Our allocation of the purchase price of these acquisitions based on the estimated fair value of the acquired assets and assumed liabilities is presented in the table below.

			Number
			of				Buildings	Other		Acquired
Acquisition			Properties/	Square	Purchase		and	Assumed	Acquired	Lease
Date	Location	Type	Buildings	Feet	Price (1)	Land	Improvements	Assets	Leases	Obligations
Jan-16	Sacramento, CA (2)	Office	1/1	337,811	$79,508	$4,688	$61,995	$2,167	$11,245	$(587)
Jul-16	Atlanta, GA (3)	Land	—	—	1,670	1,670	—	—	—	—
Dec-16	Rancho Cordova, CA (2)	Office	1/1	82,896	13,943	1,466	8,797	—	3,680	—
Dec-16	Chantilly, VA (2)	Office	1/3	409,478	104,183	6,966	74,214	—	23,003	—
			3/5	830,185	$199,304	$14,790	$145,006	$2,167	$37,928	$(587)

(1)	Excludes acquisition costs.

(2)	Accounted for as a business combination.

(3)
On July 6, 2016, we acquired a land parcel adjacent to on our existing properties for $1,623. We accounted for this transaction as an asset acquisition and capitalized acquisition related costs of $47.

GOVERNMENT PROPERTIES INCOME TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

2018 Disposition Activities
In January 2018, we entered an agreement to sell an office property (one building) located in Minneapolis, MN with 193,594 rentable square feet for $20,000, excluding closing costs. During the year ended December 31, 2017, we recorded a $9,260 loss on impairment of real estate to reduce the carrying value of this property to its estimated fair value. This sale is expected to occur in the first quarter of 2018.

In February 2018, we entered an agreement to sell an office property (one building) located in Safford, AZ with 36,139 rentable square feet for $8,250, excluding closing costs. This sale is expected to occur in the second quarter of 2018.

In February 2018, we entered an agreement to sell an office property (one building) located in Sacramento, CA with 110,500 rentable square feet for $10,755, excluding closing costs. This sale is expected to occur in the second quarter of 2018.

Our pending dispositions are subject to conditions; accordingly, we cannot be sure that we will complete these transactions or that these transactions will not be delayed or the terms of these transactions will not change.

As part of our long term financing plans for the FPO Transaction and to reduce our financial leverage, we expect to dispose of certain additional properties. We are marketing or plan to market for sale 28 properties (61 buildings) including properties acquired as part of the FPO Transaction, with a carrying value of $658,190 as of December 31, 2017. We cannot be sure we will sell any properties or sell them for prices in excess of our carrying values.

2017 Disposition Activities - Continuing Operations

In October 2017, we sold one vacant office property (one building) located in Albuquerque, NM with 29,045 rentable square feet and a net book value of $1,885 as of the date of sale for $2,000, excluding closing costs. During the year ended December 31, 2017, we recorded a $230 loss on impairment of real estate to reduce the carrying value of this property to its estimated fair value.

2017 Disposition Activities – Discontinued Operations

In August 2017, we sold one vacant office property (one building) in Falls Church, VA with 164,746 rentable square feet and a net book value of $12,901 as of the date of sale for $13,523, excluding closing costs. Results of operations for this property, which qualified as held for sale prior to our adoption in 2014 of ASU No. 2014-8, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, are classified as discontinued operations in our consolidated financial statements. During the year ended December 31, 2017, we recorded an adjustment of $619 to increase the carrying value of this property to its estimated fair value less costs to sell.

Summarized balance sheet and income statement information for this property is as follows:

Balance Sheets

As of December 31,
2016
Real estate properties, net	$12,260
Other assets	281
Assets of discontinued operations	$12,541

Other liabilities	$45
Liabilities of discontinued operations	$45

GOVERNMENT PROPERTIES INCOME TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Statements of Operations

	Year Ended December 31,
	2017	2016	2015
Rental income	$17	$68	$114
Real estate taxes	(88)	(97)	(92)
Utility expenses	(97)	(146)	(161)
Other operating expenses	(202)	(300)	(272)
General and administrative	(76)	(114)	(114)
Increase in carrying value of property included in discontinued operations	619	—	—
Income (loss) from discontinued operations	$173	$(589)	$(525)

2016 Disposition Activities

In July 2016, we sold an office property (one building ) in Savannah, GA with 35,228 rentable square feet that had a net book value of $2,986 for $4,000, excluding closing costs. In connection with this sale, we provided $3,600 of mortgage financing to the buyer. The mortgage note requires interest to be paid at an annual rate of LIBOR plus 4.0%, subject to a minimum annual interest rate of 5.0%, and requires monthly payments of interest only until maturity on June 30, 2021. This sales transaction did not qualify for full gain recognition under GAAP and is being accounted for under the installment method. Accordingly, we recognized a gain on sale of real estate of $79 during the year ended December 31, 2016 and recorded a deferred gain of $712, which we currently expect to recognize when the mortgage note is repaid. The mortgage note receivable of $3,600, net of the $712 deferred gain, is included in other assets in our consolidated balance sheets at December 31, 2017 and 2016.

Operating leases

Our future minimum lease payments related to our consolidated properties and estimated real estate tax and other expense reimbursements scheduled to be received during the current terms of the existing leases as of December 31, 2017 are as follows:

2018	$367,883
2019	330,792
2020	258,847
2021	220,758
2022	180,558
Thereafter	564,621
$1,923,459
Certain of our government tenants have the right to terminate their leases before the lease term expires. As of December 31, 2017, government tenants who currently represent approximately 4.5% of our total future minimum lease payments have currently exercisable rights to terminate their leases before the stated terms of their leases expire. In 2018, 2019, 2020, 2021, 2022, 2023, 2024, 2025, 2026 and 2027, early termination rights become exercisable by other government tenants who currently represent an additional approximately 0.8%, 5.6%, 10.3%, 2.3%, 5.5%, 1.0%, 0.5%, 0.6%, 2.3% and 1.8% of our total future minimum lease payments, respectively. In addition, as of December 31, 2017, 26 of our government tenants have the currently exercisable right to terminate their leases if the respective legislature or other funding authority does not appropriate the funding necessary for the government tenant to meet its obligation. These 26 tenants represent approximately 11.7% of our total future minimum lease payments as of December 31, 2017.
As part of the FPO Transaction, we assumed the lease for FPO's former corporate headquarters, which expires on January 31, 2021. We sublease a portion of the space, which sublease expires on January 31, 2021. Rent expense incurred under the lease, net of sublease revenue, was $374 for the year ended December 31, 2017.

GOVERNMENT PROPERTIES INCOME TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Future minimum rental payments due under the lease, net of subleased revenue, as of December 31, 2017 are summarized as follows:

2018	$1,543
2019	1,584
2020	1,627
2021	139
$4,893

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
Management Agreements with RMR LLC. Our management agreements with RMR LLC provide for an annual base management fee, an annual incentive management fee and property management and construction supervision fees, payable in cash, among other terms:

•	Base Management Fee. The annual base management fee payable to RMR LLC by us for each applicable period is equal to the lesser of:

◦
the sum of (a) 0.5% of the average aggregate historical cost of the real estate assets acquired from a REIT to which RMR LLC provided business management or property management services, or the Transferred Assets, plus (b) 0.7% of the average aggregate historical cost of our real estate investments excluding the Transferred Assets up to $250,000, plus (c) 0.5% of the average aggregate historical cost of our real estate investments excluding the Transferred Assets exceeding $250,000; and

◦
the sum of (a) 0.7% of the average closing price per share of our common shares on the stock exchange on which such shares are principally traded during such period, multiplied by the average number of our common shares outstanding during such period, plus the daily weighted average of the aggregate liquidation preference of each class of our preferred shares outstanding during such period, plus the daily weighted average of the aggregate principal amount of our consolidated indebtedness during such period, or, together, our Average Market Capitalization, up to $250,000, plus (b) 0.5% of our Average Market Capitalization exceeding $250,000.

The average aggregate historical cost of our real estate investments includes our consolidated assets invested, directly or indirectly, in equity interests in or loans secured by real estate and personal property owned in connection with such real estate (including acquisition related costs and costs which may be allocated to intangibles or are unallocated), all before reserves for depreciation, amortization, impairment charges or bad debts or other similar non-cash reserves; provided, however, we do not include our ownership of SIR common shares as part of our real estate investments for purposes of calculating our base management fee due to RMR LLC since SIR pays separate business management fees to RMR LLC.

•	Incentive Management Fee. The incentive management fee which may be earned by RMR LLC for an annual period is calculated as follows:

◦	An amount, subject to a cap based on the value of our common shares outstanding, equal to 12% of the product of:

–
our equity market capitalization on the last trading day of the year immediately prior to the relevant three year measurement period (or, for purposes of calculating any incentive fee for 2015, our equity market capitalization on December 31, 2013), and

GOVERNMENT PROPERTIES INCOME TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

–
the amount (expressed as a percentage) by which the total return per share, as defined in the business management agreement and further described below, of our common shareholders (i.e., share price appreciation plus dividends) exceeds the total shareholder return of the SNL U.S. REIT Equity Index, or the benchmark return per share, for the relevant measurement period.

For purposes of the total return per share of our common shareholders, share price appreciation for a measurement period is determined by subtracting (1) the closing price of our common shares on The Nasdaq Stock Market LLC, or Nasdaq, on the last trading day of the year immediately before the first year of the measurement period from (2) the average closing price of our common shares on the 10 consecutive trading days having the highest average closing prices during the final 30 trading days in the last year of the measurement period.

◦
The calculation of the incentive management fee (including the determinations of our equity market capitalization and the total return per share of our common shareholders) is subject to adjustments if additional common shares are issued during the measurement period.

◦	No incentive management fee is payable by us unless our total return per share during the measurement period is positive.

◦	The measurement periods are three year periods ending with the year for which the incentive management fee is being calculated.

◦
If our total return per share exceeds 12% per year in any measurement period, the benchmark return per share is adjusted to be the lesser of the total shareholder return of the SNL U.S. REIT Equity Index for such measurement period and 12% per year, or the adjusted benchmark return per share. In instances where the adjusted benchmark return per share applies, the incentive management fee will be reduced if our total return per share is between 200 basis points and 500 basis points below the SNL U.S. REIT Equity Index by a low return factor, as defined in the business management agreement, and there will be no incentive management fee paid if, in these instances, our total return per share is more than 500 basis points below the SNL U.S. REIT Equity Index.

◦
The incentive management fee is subject to a cap. The cap is equal to the value of the number of our common shares which would, after issuance, represent 1.5% of the number of our common shares then outstanding multiplied by the average closing price of our common shares during the 10 consecutive trading days having the highest average closing prices during the final 30 trading days of the relevant measurement period.

◦
Incentive management fees we paid to RMR LLC for any period may be subject to “clawback” if our financial statements for that period are restated due to material non-compliance with any financial reporting requirements under the securities laws as a result of the bad faith, fraud, willful misconduct or gross negligence of RMR LLC and the amount of the incentive management fee we paid was greater than the amount we would have paid based on the restated financial statements.

•
Property Management and Construction Supervision Fees. The property management fees payable to RMR LLC by us for each applicable period are equal to 3.0% of gross collected rents and the construction supervision fees payable to RMR LLC by us for each applicable period are equal to 5.0% of construction costs.

Pursuant to our business management agreement with RMR LLC, we recognized net business management fees of $12,464, $10,222 and $9,934 for the years ended December 31, 2017, 2016 and 2015, respectively. The net business management fees we recognized are included in general and administrative expenses for these periods. The net business management fees we recognized for the years ended December 31, 2017, 2016 and 2015 reflect a reduction of $603, $603 and $372, respectively, for the amortization of the liability we recorded in connection with the our investment in RMR Inc., as further described in Note 7.
In accordance with the then applicable terms of our business management agreement, we issued 19,339 of our common shares to RMR LLC for the period from January 1, 2015 to May 31, 2015 as payment for a part of the base management fee we recognized for the applicable period. Beginning June 1, 2015, all management fees under our business

GOVERNMENT PROPERTIES INCOME TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

management agreement are paid in cash. No incentive management fee was payable to RMR LLC under our business management agreement for the years ended December 31, 2017, 2016 or 2015.
Pursuant to our property management agreement with RMR LLC, we recognized aggregate net property management and construction supervision fees of $11,566, $8,949 and $7,977 for the years ended December 31, 2017, 2016 and 2015. The net property management and construction supervision fees we recognized for the years ended December 31, 2017, 2016 and 2015 reflect a reduction of $484, $484 and $246, respectively, for the amortization of the liability we recorded in connection with our investment in RMR Inc., as further described in Note 2. These amounts are included in other operating expenses or have been capitalized, as appropriate, in our consolidated financial statements.

•
Expense Reimbursement. We are generally responsible for all of our operating expenses, including certain expenses incurred by RMR LLC on our behalf. Our property level operating expenses are generally incorporated into rents charged to our tenants, including certain payroll and related costs incurred by RMR LLC. We reimbursed RMR LLC $15,045, $12,276 and $9,641 for property management related expenses for the years ended December 31, 2017, 2016 and 2015, respectively. These amounts are included in other operating expenses in our consolidated statements of comprehensive income (loss) for these periods. We are generally not responsible for payment of RMR LLC’s employment, office or administrative expenses incurred to provide management services to us, except for the employment and related expenses of RMR LLC’s employees assigned to work exclusively or partly at our properties, our share of the wages, benefits and other related costs of centralized accounting personnel and our share of RMR LLC’s costs for providing our internal audit function. Our Audit Committee appoints our Director of Internal Audit and our Compensation Committee approves the costs of our internal audit function. The amounts recognized as expense for internal audit costs were $276, $235 and $252 for the years ended December 31, 2017, 2016 and 2015, respectively. These amounts are included in general and administrative expenses in our consolidated statements of comprehensive income (loss) for these periods.

•
Term. Our management agreements with RMR LLC have terms that end on December 31, 2037, and automatically extend on December 31st of each year for an additional year, so that the terms of our management agreements thereafter end on the 20th anniversary of the date of the extension.

•
Termination Rights. We have the right to terminate one or both of our management agreements with RMR LLC: (1) at any time on 60 days’ written notice for convenience, (2) immediately on written notice for cause, as defined therein, (3) on written notice given within 60 days after the end of an applicable calendar year for a performance reason, as defined therein, and (4) by written notice during the 12 months following a change of control of RMR LLC, as defined therein. RMR LLC has the right to terminate the management agreements for good reason, as defined therein.

•
Termination Fee. If we terminate one or both of our management agreements with RMR LLC for convenience, or if RMR LLC terminates one or both of our management agreements for good reason, we have agreed to pay RMR LLC a termination fee in an amount equal to the sum of the present values of the monthly future fees, as defined therein, for the terminated management agreement(s) for the term that was remaining prior to such termination, which, depending on the time of termination, would be between 19 and 20 years. If we terminate one or both of our management agreements with RMR LLC for a performance reason, we have agreed to pay RMR LLC the termination fee calculated as described above, but assuming a 10 year term was remaining prior to the termination. We are not required to pay any termination fee if we terminate our management agreements with RMR LLC for cause or as a result of a change of control of RMR LLC.

•
Transition Services. RMR LLC has agreed to provide certain transition services to us for 120 days following an applicable termination by us or notice of termination by RMR LLC, including cooperating with us and using commercially reasonable efforts to facilitate the orderly transfer of the management and real estate investment services provided under our business management agreement and to facilitate the orderly transfer of the management of the managed properties under our property management agreement, as applicable.

•
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

•
Investment Opportunities. Under our business management agreement with RMR LLC, we acknowledge that RMR LLC may engage in other activities or businesses and act as the manager to any other person or entity (including other REITs) even though such person or entity has investment policies and objectives similar to ours and we are not entitled to preferential treatment in receiving information, recommendations and other services from RMR LLC.

Note 7. Related Person Transactions
We have relationships and historical and continuing transactions with RMR LLC, RMR Inc. and others related to them. RMR LLC is a subsidiary of RMR Inc. Our Managing Trustee, Adam Portnoy, as the current sole trustee of ABP Trust is the controlling shareholder of RMR Inc. and as the current sole trustee of ABP Trust beneficially owns all the class A membership units of RMR LLC not owned by RMR Inc. Adam Portnoy is the managing director, president and chief executive officer of RMR Inc. and an officer of RMR LLC.  Barry Portnoy was our other Managing Trustee and a director and an officer of RMR Inc. until his death on February 25, 2018. Each of our executive officers is also an officer of RMR LLC. Our Independent Trustees also serve as independent directors or independent trustees of other companies to which RMR LLC or its subsidiaries provide management services. Adam Portnoy serves as a managing director or managing trustee of almost all of the public companies to which RMR LLC or its subsidiaries provide management services. In addition, officers of RMR LLC and RMR Inc. serve as our officers and officers of other companies to which RMR LLC or its subsidiaries provide management services.
Our Manager, RMR LLC. We have two agreements with RMR LLC to provide management services to us: (1) a business management agreement, which relates to our business generally, and (2) a property management agreement, which relates to our property level operations. See Note 6 for further information regarding our management agreements with RMR LLC.
Leases with RMR LLC. We lease office space to RMR LLC in certain of our properties for RMR LLC’s property management offices. Pursuant to our lease agreements with RMR LLC, we recognized rental income from RMR LLC for leased office space of $303, $366 and $341 for the years ended December 31, 2017, 2016 and 2015, respectively. Our office space leases with RMR LLC are terminable by RMR LLC if our management agreements with RMR LLC are terminated.
Share Awards to RMR LLC Employees. We have historically granted share awards to certain RMR LLC employees under our equity compensation plan. During the years ended December 31, 2017, 2016 and 2015, we granted annual share awards of 57,350, 53,400 and 53,100 of our common shares, respectively, to our officers and to other employees of RMR LLC, valued at $1,067, $1,183 and $841, respectively, based upon the closing price of our common shares on the applicable stock exchange on which our common shares were listed on the dates of grant. One fifth of these awards vested on the grant date and one fifth vests on each of the next four anniversaries of the grant date. These awards to RMR LLC employees are in addition to the share awards granted to Adam Portnoy and Barry Portnoy, as our then Managing Trustees, and the fees we paid to RMR LLC. During these periods, we purchased some of our common shares from our trustees and officers and certain other employees of RMR LLC in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of our common shares. See Note 11 for further information regarding these purchases.
Acquisition of Interest in RMR LLC, Our Manager. On June 5, 2015, we and three other RMR managed REITs - Hospitality Properties Trust, SIR and Senior Housing Properties Trust, or collectively, the Other REITs - participated in a transaction, or the Up-C Transaction, by which we and the Other REITs each acquired shares of class A common stock of RMR Inc. The Up-C Transaction was completed pursuant to a transaction agreement among us, RMR LLC, ABP Trust (RMR LLC’s then sole member) and RMR Inc. and similar transaction agreements that each Other REIT entered into with RMR LLC, ABP Trust and RMR Inc. As part of the Up-C Transaction and concurrently with entering into the transaction agreements, on June 5, 2015, among other things:

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
Pursuant to the transaction agreements for the Up-C Transaction, on December 14, 2015, we distributed 768,032 shares of class A common stock of RMR Inc. to our shareholders as a special distribution, which represented approximately half of the shares of class A common stock of RMR Inc. issued to us in the Up-C Transaction; each Other REIT also distributed approximately half of the shares of class A common stock of RMR Inc. issued to it in the Up-C Transaction to its respective shareholders. As a shareholder of SIR we received 441,056 class A common shares of RMR Inc. included in such shares that SIR distributed to its shareholders. RMR Inc. facilitated these distributions by filing a registration statement with the SEC to register the shares of class A common stock of RMR Inc. being distributed and by listing those shares on Nasdaq. In connection with this distribution, we recognized a non-cash loss of $12,368 in the fourth quarter of 2015 as a result of the closing price of the class A common stock of RMR Inc. being lower than our carrying amount per share on the distribution date. See Notes 2 and 10 for information regarding the fair value of our investment in RMR Inc. as of December 31, 2017.
Through their ownership of class A common stock of RMR Inc., class B-1 common stock of RMR Inc., class B-2 common stock of RMR Inc. and class A membership units of RMR LLC, as of December 31, 2017, our then Managing Trustees, Adam Portnoy and Barry Portnoy, in aggregate held, directly and indirectly (including as trustees of ABP Trust), a 51.9% economic interest in RMR LLC and control 91.4% of the voting power of outstanding capital stock of RMR Inc. We currently hold 1,214,225 shares of class A common stock of RMR Inc., including 441,056 shares of class A common stock of RMR Inc. that SIR distributed to us as a result of our ownership of SIR common shares.
SIR. We are SIR’s largest shareholder, owning approximately 27.8% of the outstanding SIR common shares as of December 31, 2017. RMR LLC provides management services to both us and SIR. Our Managing Trustee, Adam Portnoy, is also the managing trustee of SIR. One of our Independent Trustees also serves as an independent trustee of SIR and our President and Chief Operating Officer also serves as the president and chief operating officer of SIR.
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
On February 28, 2015, our then Managing Trustees, Adam Portnoy and Barry Portnoy, entered into similar separate share purchase agreements with the Lakewood Parties pursuant to which, on March 4, 2015, Adam Portnoy and Barry Portnoy acquired 87,606 and 107,606 SIR common shares, respectively, from Lakewood and, on March 5, 2015, Adam Portnoy and Barry Portnoy each acquired 2,429 SIR common shares from William H. Lenehan, one of the Lakewood Parties.
AIC. We, ABP Trust, SIR and four other companies to which RMR LLC provides management services currently own AIC, an Indiana insurance company, in equal amounts and are parties to a shareholders agreement regarding AIC. All of our Trustees and all of the trustees and directors of the other AIC shareholders currently serve on the board of directors of AIC. RMR LLC provides management and administrative services to AIC pursuant to a management and administrative services

GOVERNMENT PROPERTIES INCOME TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

agreement with AIC. Pursuant to this agreement, AIC pays to RMR LLC a service fee equal to 3.0% of the total annual net earned premiums payable under then active policies issued or underwritten by AIC or by a vendor or an agent of AIC on its behalf or in furtherance of AIC’s business.
We and the other AIC shareholders participate in a combined property insurance program arranged and insured or reinsured in part by AIC. We paid aggregate annual premiums, including taxes and fees, of $757, $1,032 and $1,277 in connection with this insurance program for the policy years ending June 30, 2018, 2017 and 2016, respectively, which amount for the current policy year ending June 30, 2018 may be adjusted from time to time as we acquire or dispose of properties that are included in this insurance program.
As of December 31, 2017, 2016 and 2015, our investment in AIC had a carrying value of $8,304, $7,235 and $6,946, respectively. These amounts are included in other assets in our consolidated balance sheets. We recognized income of $608, $137 and $20 related to our investment in AIC for the years ended December 31, 2017, 2016 and 2015, respectively. These amounts are presented as equity in earnings of an investee in our consolidated statements of comprehensive income. Our other comprehensive income (loss) includes our proportionate part of unrealized gains (losses) on securities which are owned and held for sale by AIC of $461, $152 and ($20) related to our investment in AIC for the years ended December 31, 2017, 2016 and 2015, respectively.
Directors’ and Officers’ Liability Insurance. We, RMR Inc., RMR LLC and certain other companies to which RMR LLC or its subsidiaries provide management services, including SIR, participate in a combined directors’ and officers’ liability insurance policy. This combined policy expires in September 2019. We paid aggregate premiums of $91, $106 and $316 in 2017, 2016 and 2015, respectively, for these policies.
Note 8. Concentration
Tenant and Credit Concentration
We define annualized rental income as the annualized contractual base rents from our tenants pursuant to our lease agreements as of the measurement date, plus straight line rent adjustments and estimated recurring expense reimbursements to be paid to us, and excluding lease value amortization. The U.S. Government, 13 state governments, and five other government tenants combined were responsible for approximately 62.6%, 87.9% and 92.8% of our annualized rental income as of December 31, 2017, 2016 and 2015, respectively. The U.S. Government is our largest tenant by annualized rental income and was responsible for approximately 43.5%, 60.6% and 67.0% of our annualized rental income as of December 31, 2017, 2016 and 2015, respectively.
Geographic Concentration
At December 31, 2017, our 108 wholly owned properties (167 buildings) were located in 30 states and the District of Columbia.  Consolidated properties located in Virginia, the District of Columbia, Maryland, California, Georgia, New York, and Massachusetts were responsible for approximately 23.2%, 17.7%, 14.9%, 9.6%, 5.6%, 4.4% and 3.2% of our annualized rental income as of December 31, 2017, respectively. Consolidated properties located in the metropolitan Washington, D.C. market area were responsible for approximately 43.3% of our annualized rental income as of December 31, 2017.
Note 9.  Indebtedness
Our principal debt obligations at December 31, 2017 were: (1) $570,000 of outstanding borrowings under our $750,000 unsecured revolving credit facility; (2) $550,000 aggregate outstanding principal amount of term loans; (3) an aggregate outstanding principal amount of $960,000 of public issuances of senior unsecured notes; and (4) $183,147 aggregate principal amount of mortgage notes.
Our $750,000 revolving credit facility, our $300,000 term loan and our $250,000 term loan are governed by a credit agreement, or our credit agreement, with a syndicate of institutional lenders that includes a number of features common to all of these credit arrangements. Our credit agreement also includes a feature under which the maximum aggregate borrowing availability may be increased to up to $2,500,000 on a combined basis in certain circumstances.

GOVERNMENT PROPERTIES INCOME TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Our $750,000 revolving credit facility is available for general business purposes, including acquisitions. The maturity date of our revolving credit facility is January 31, 2019 and, subject to the payment of an extension fee and meeting other conditions, we have an option to extend the stated maturity date of our revolving credit facility by one year to January 31, 2020.  We can borrow, repay and reborrow funds available under our revolving credit facility until maturity and no principal repayment is due until maturity. We are required to pay interest at a rate of LIBOR plus a premium, which was 125 basis points per annum at December 31, 2017, on borrowings under our revolving credit facility.  We also pay a facility fee on the total amount of lending commitments under our revolving credit facility, which was 25 basis points per annum at December 31, 2017. Both the interest rate premium and the facility fee are subject to adjustment based upon changes to our credit ratings. As of December 31, 2017, the annual interest rate payable on borrowings under our revolving credit facility was 2.7% and the weighted average annual interest rate for borrowings under our revolving credit facility was 2.4%, 1.7% and 1.5%, for the years ended December 31, 2017, 2016 and 2015.  As of December 31, 2017 and February 23, 2018, we had $570,000 and $595,000 outstanding under our revolving credit facility.
Our $300,000 term loan, which matures on March 31, 2020, is prepayable without penalty at any time.  We are required to pay interest at a rate of LIBOR plus a premium, which was 140 basis points per annum at December 31, 2017, on the amount outstanding under our $300,000 term loan.  The interest rate premium is subject to adjustment based upon changes to our credit ratings.  As of December 31, 2017, the annual interest rate for the amount outstanding under our $300,000 term loan was 3.0%.  The weighted average annual interest rate under our $300,000 term loan was 2.5%, 1.9% and 1.6%, for the years ended December 31, 2017, 2016 and 2015, respectively.
Our $250,000 term loan, which matures on March 31, 2022, is prepayable without penalty at any time. We are required to pay interest at a rate of LIBOR plus a premium, which was 180 basis points per annum as of December 31, 2017, on the amount outstanding under our $250,000 term loan.  The interest rate premium is subject to adjustment based upon changes to our credit ratings.  As of December 31, 2017, the annual interest rate for the amount outstanding under our $250,000 term loan was 3.4%.  The weighted average annual interest rate under our $250,000 term loan was 2.9%, 2.3% and 2.0%,   for the years ended December 31, 2017, 2016 and 2015, respectively.
Our credit agreement and senior unsecured notes indentures and their supplements provide for acceleration of payment of all amounts due thereunder upon the occurrence and continuation of certain events of default, such as, in the case of our credit agreement, a change of control of us, which includes RMR LLC ceasing to act as our business and property manager.  Our credit agreement and our senior unsecured notes indentures and their supplements also contain a number of covenants, including covenants that restrict our ability to incur debts, require us to maintain certain financial ratios and, in the case of our credit agreement, restrict our ability to make distributions under certain circumstances.  We believe we were in compliance with the terms and conditions of the respective covenants under our credit agreement and senior unsecured notes indentures and their supplements at December 31, 2017.

On July 20, 2017, we issued $300,000 of 4.000% senior unsecured notes due 2022 in an underwritten public offering. The net proceeds from this offering of $295,399, after payment of the underwriters' discount and other offering expenses, were used to finance, in part, the FPO Transaction.

In May 2016, we issued $300,000 of 5.875% senior unsecured notes due 2046 in an underwritten public offering. In June 2016, the underwriters exercised an option to purchase an additional $10,000 of these notes. The net proceeds from this offering of $299,691, after offering expenses, were used to repay all amounts then outstanding under our revolving credit facility and for general business purposes

As described in Note 5, in connection with the FPO Transaction we assumed five mortgage notes with an aggregate principal balance of $167,548. We recorded these mortgage notes at their estimated fair value aggregating $167,936 on the date of acquisition. These mortgage notes are secured by five properties (five buildings). In November 2017, we repaid $10,000 of principal of one of these mortgage notes as part of our assumption agreement with the lender. In connection with the FPO Transaction, we acquired FPO's 50% and 51% interests in two unconsolidated joint ventures with two mortgage notes with an aggregate principal balance of $82,000, which are encumbered by two properties (three buildings) owned by such joint ventures.

Concurrently with our entering into the FPO merger agreement, we entered a commitment letter with a group of institutional lenders for a 364-day senior unsecured bridge loan facility in an initial aggregate principal amount of up to $750,000. In July 2017, we and the lenders terminated this commitment letter and bridge loan facility as a result of our

GOVERNMENT PROPERTIES INCOME TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

issuance of the senior unsecured notes described above and the proceeds from the sale of our common shares in July 2017 (see Note 11 for more information regarding this sale), and we recognized a loss on extinguishment of debt of $1,715.

In February 2016, we repaid, at par, a $23,473 mortgage note requiring annual interest of 6.21% which was secured by one office property (one building) located in Landover, MD. This mortgage note was scheduled to mature in August 2016.  We recorded a loss on extinguishment of debt of $21 for the year ended December 31, 2017, which represented unamortized debt issuance costs related to this note.

In March 2016, we repaid, at par, an $83,000 mortgage note requiring annual interest of 5.55% which was secured by one office property (two buildings) located in Reston, VA.  This mortgage note was scheduled to mature in April 2016.  We recorded a gain on extinguishment of debt of $125 for the year ended December 31, 2017, which represented the net unamortized debt premium and debt issuance costs related to this note.

At December 31, 2017, eight of our consolidated properties (eight buildings) with an aggregate net book value of $432,562 are encumbered by eight mortgages for an aggregate principal amount of $183,147. Our mortgage notes are non-recourse, subject to certain limited exceptions and do not contain any material financial covenants.

None of our unsecured debt obligations require sinking fund payments prior to their maturity dates.

The required principal payments due during the next five years and thereafter under all our outstanding consolidated debt as of December 31, 2017 are as follows:

Year	Principal payment
2018	$3,672
2019	931,541
2020	338,433
2021	14,420
2022	575,518
Thereafter	399,563
	$2,263,147	(1)

(1)	Total consolidated debt outstanding as of December 31, 2017, net of unamortized premiums, discounts and certain issuance costs totaling $18,055 was $2,245,092.

Note 10. Fair Value of Assets and Liabilities
The table below presents certain of our assets measured at fair value at December 31, 2017, categorized by the level of inputs, as defined in the fair value hierarchy under GAAP, used in the valuation of each asset:

		Fair Value at Reporting Date Using
		Quoted Prices in		Significant
	Estimated	Active Markets for	Significant Other	Unobservable
	Fair	Identical Assets	Observable Inputs	Inputs
Description	Value	(Level 1)	(Level 2)	(Level 3)
Recurring Fair Value Measurements Assets:
Investment in RMR Inc. (1)	$72,005	$72,005	$—	$—
Non-Recurring Fair Value Measurements Assets:
One property (2)	$19,667	$—	$19,667	$—

(1)
Our 1,214,225 shares of class A common stock of RMR Inc., which are included in other assets in our consolidated balance sheets, are reported at fair value which is based on quoted market prices (Level 1 inputs as defined in the fair value hierarchy under GAAP).  Our historical cost basis for these shares is $26,888 as of December 31, 2017.  The net unrealized gain of $45,117 for these shares as of December 31, 2017 is included in cumulative other comprehensive income (loss) in our consolidated balance sheets.

GOVERNMENT PROPERTIES INCOME TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

(2)
We estimated the fair value of a property we agreed to sell located in Minneapolis, MN at December 31, 2017 based upon the selling price agreed to with a third party (Level 2 inputs as defined in the fair value hierarchy under GAAP). See Note 5 for further details.

In addition to the assets described in the table above, our financial instruments include cash and cash equivalents, restricted cash, rents receivable, mortgage note receivable, accounts payable, a revolving credit facility, term loans, senior unsecured notes, mortgage notes payable, amounts due to related persons, other accrued expenses and security deposits.  At December 31, 2017 and December 31, 2016, the fair values of our financial instruments approximated their carrying values in our consolidated financial statements due to their short term nature or variable interest rates, except as follows:

	As of December 31, 2017		As of December 31, 2016
	Carrying Amount (1)	Fair Value	Carrying Amount (1)	Fair Value
Senior unsecured notes, 3.750% interest rate, due in 2019	$348,096	$354,993	$346,952	$354,078
Senior unsecured notes, 5.875% interest rate, due in 2046	300,232	320,416	299,892	292,268
Senior unsecured notes, 4.000% interest rate, due in 2022	295,812	302,655	—	—
Mortgage note payable, 4.050% interest rate, due in 2030(2)(3)	64,293	65,198	—	—
Mortgage note payable, 5.720% interest rate, due in 2020(2)(3)	36,085	36,332	—	—
Mortgage note payable, 4.220% interest rate, due in 2022(2)(3)	27,906	28,432	—	—
Mortgage note payable, 4.800% interest rate, due in 2023(2)(3)	25,501	25,904	—	—
Mortgage note payable, 5.877% interest rate, due in 2021(2)	13,620	14,565	13,841	14,492
Mortgage note payable, 7.000% interest rate, due in 2019(2)	8,391	8,555	8,778	9,188
Mortgage note payable, 8.150% interest rate, due in 2021(2)	4,111	4,340	5,218	5,575
Mortgage note payable, 4.260% interest rate, due in 2020(2)(3)	3,193	3,216	—	—
	$1,127,240	$1,164,606	$674,681	$675,601

(1)	Carrying amount includes certain unamortized debt issuance costs and unamortized premiums and discounts.

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

(3)
In connection with the FPO Transaction, we assumed five fixed rate mortgage notes with an aggregate principal balance of $167,548. We recorded these mortgage notes at their estimated fair value aggregating $167,936 on the date of acquisition.

We estimated the fair value of our senior unsecured notes due in 2019 and 2022 using an average of the bid and ask price of the notes as of the measurement date (Level 2 inputs as defined in the fair value hierarchy under GAAP). We estimated the fair value of our senior unsecured notes due in 2046 based on the closing price on Nasdaq (Level 1 inputs as defined in the fair value hierarchy under GAAP) as of the measurement date. We estimated the fair values of our mortgage notes payable by using discounted cash flow analyses and currently prevailing market terms as of the measurement date (Level 3 inputs as defined in the fair value hierarchy under GAAP).  Because Level 3 inputs are unobservable, our estimated fair value may differ materially from the actual fair value.

Note 11. Shareholders’ Equity
Share Awards:
We have common shares available for issuance under the terms of our 2009 Incentive Share Award Plan, or the 2009 Plan. As described in Note 7, we granted common share awards to our officers and certain other employees of RMR LLC in 2017, 2016 and 2015. We also granted each of our then six Trustees 3,000 common shares in 2017 with an aggregate value of $392 ($65 per Trustee), each of our then five Trustees 2,500 common shares in 2016 with an aggregate value of $244 ($49 per Trustee) and each of our then five Trustees 2,500 common shares in 2015 with an aggregate value of $247 ($49 per Trustee) as part of their annual compensation.  The values of the share grants were based upon the closing price of our common shares trading on Nasdaq or the New York Stock Exchange, as applicable, on the date of grant. The common shares awarded to our

GOVERNMENT PROPERTIES INCOME TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Trustees vested immediately. The common shares granted to our officers and certain other employees of RMR LLC vest in five equal annual installments beginning on the date of grant.
A summary of shares granted, forfeited, vested and unvested under the terms of the 2009 Plan for the years ended December 31, 2017, 2016 and 2015, is as follows:

	2017		2016		2015
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested shares, beginning of year	98,970	$20.59	96,725	$20.11	90,338	$23.40
Shares granted	75,350	19.36	65,900	21.66	65,600	16.59
Shared forfeited	—	—	—	—	(1,020)	23.41
Shares vested	(70,070)	20.80	(63,655)	20.97	(58,193)	21.20
Unvested shares, end of year	104,250	$19.56	98,970	$20.59	96,725	$20.11
The 104,250 unvested shares as of December 31, 2017 are scheduled to vest as follows: 40,120 shares in 2018, 31,230 shares in 2019, 21,630 shares in 2020 and 11,270 shares in 2021. These unvested shares are re-measured at fair value on a recurring basis using quoted market prices of the underlying shares. As of December 31, 2017, the estimated future compensation expense for the unvested shares was $1,933 based on the closing share price of our common shares on Nasdaq on December 31, 2017 of $18.54. The weighted average period over which the compensation expense will be recorded is approximately 21 months. During the years ended December 31, 2017, 2016 and 2015, we recorded $1,377, $1,371 and $932, respectively, of compensation expense related to the 2009 Plan.  At December 31, 2017, 1,493,119 of our common shares remained available for issuance under the 2009 Plan.
Distributions:
Cash distributions paid or payable by us to our common shareholders for the years ended December 31, 2017, 2016 and 2015 were $1.72 per share or $145,209, $122,366 and $121,660, respectively. As described in Note 7, on December 14, 2015, we distributed 768,032, or 0.0108 of a share for each of our common shares, of RMR Inc. shares of class A common stock we owed to our common shareholders as a special distribution. This distribution resulted in a taxable in-kind distribution of $0.1284 for each of our common shares. The characterization of our distributions paid in 2017 was 50.65% ordinary income and 49.35% return of capital. The characterization of our distributions paid in 2016 was 62.74% ordinary income, 36.21% return of capital and 1.05% qualified dividend. The characterization of our distributions paid in 2015 was 47.44% ordinary income, 37.12% return of capital, 12.90% capital gain, 1.61% IRC Section 1250 gain and 0.93% qualified dividend.
On January 19, 2018, we declared a dividend payable to common shareholders of record on January 29, 2018 in the amount of $0.43 per share, or $42,633. We expect to pay this distribution on or about February 26, 2018 using cash on hand and borrowings under our revolving credit facility.
Sale of Shares:

On July 5, 2017, we sold 25,000,000 of our common shares at a price of $18.50 per share in an underwritten public offering. On August 3, 2017, we sold 2,907,029 of our common shares at a price of $18.50 per share pursuant to an overallotment option granted to the underwriters for the July offering. The aggregate net proceeds from these sales of $493,866, after payment of the underwriters' discount and other offering expenses, were used to finance, in part, the FPO Transaction.

2017 and 2018 Share Purchases:
On May 17, 2017, we withheld 450 of our common shares awarded to one of our Trustees to fund that Trustee's resulting minimum required tax withholding obligation. The aggregate value of the withheld shares was $10, which is reflected as a decrease to shareholders' equity in our consolidated balance sheets.

During 2017, we purchased 13,914 of our common shares valued at a weighted average price per share of $18.30, based on the closing price of our common shares on Nasdaq, on the date of purchase, from our officers and certain other

GOVERNMENT PROPERTIES INCOME TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

employees of RMR LLC in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of our common shares.

In January 2018, we purchased 617 of our common shares valued at a price per share of $18.54, based on the closing price of our common shares on Nasdaq, on the date of purchase, from a former officer of RMR LLC in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of our common shares.

2016 Share Purchases:

In September 2016, we purchased an aggregate of 14,302 of our common shares valued at an average price per common share of $23.54 per common share, based on the closing price of our common shares on Nasdaq on the dates of purchase, from our officers and certain other employees of RMR LLC in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of our common shares.
Cumulative Other Comprehensive Income (Loss)
Cumulative other comprehensive income (loss) represents the unrealized gain (loss) on the RMR Inc. shares we own and our share of the comprehensive income (loss) of our equity method investees, SIR and AIC. The following table presents changes in the amounts we recognized in cumulative other comprehensive income (loss) by component for the years ended December 31, 2017, 2016 and 2015:

	Unrealized Gain (Loss) on Investment in Available for Sale Securities	Equity in Unrealized Gains (Losses) of Investees	Total
Balance at December 31, 2014	$—	$37	$37
Other comprehensive loss before reclassifications	(9,391)	(5,592)	(14,983)
Amounts reclassified from cumulative other
comprehensive loss to net income (1)	—	79	79
Net current period other comprehensive loss	(9,391)	(5,513)	(14,904)
Balance at December 31, 2015	(9,391)	(5,476)	(14,867)
Other comprehensive income before reclassifications	30,465	11,254	41,719
Amounts reclassified from cumulative other
comprehensive income to net income (1)	—	105	105
Net current period other comprehensive income	30,465	11,359	41,824
Balance at December 31, 2016	21,074	5,883	26,957
Other comprehensive income before reclassifications	24,042	9,462	33,504
Amounts reclassified from cumulative other
comprehensive income to net income (loss) (1)	—	(34)	(34)
Net current period other comprehensive income	24,042	9,428	33,470
Balance at December 31, 2017	$45,116	$15,311	$60,427

(1)	Amounts reclassified from cumulative other comprehensive income (loss) is included in equity in earnings of investees in our consolidated statements of comprehensive income (loss).

Note 12. Equity Investment in Select Income REIT
As described in Note 7, as of December 31, 2017, we owned 24,918,421, or approximately 27.8%, of the then outstanding SIR common shares.  SIR is a REIT which primarily owns single tenant, net leased properties. We account for our investment in SIR under the equity method.  Under the equity method, we record our proportionate share of SIR’s net income as equity in earnings of an investee in our consolidated statements of comprehensive income (loss).  During the years ended December 31, 2017, 2016 and 2015, we recorded $21,584, $35,381 and $21,882 of equity in earnings of SIR, respectively. Our

GOVERNMENT PROPERTIES INCOME TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

other comprehensive income (loss) includes our proportionate share of SIR’s unrealized gains (losses) of $8,967, $11,207 and ($5,493) for the years ended December 31, 2017, 2016 and 2015, respectively.

The cost of our investments in SIR exceeded our proportionate share of SIR’s total shareholders’ equity book value on their dates of acquisition by an aggregate of $166,272. As required under GAAP, we were amortizing this difference to equity in earnings of investees over the average remaining useful lives of the real estate assets and intangible assets and liabilities owned by SIR as of the respective dates of our acquisitions. This amortization decreased our equity in the earnings of SIR by $4,742 for the year ended December 31, 2015. We recorded a loss on impairment of $203,297 of our SIR investment during the second quarter of 2015 resulting in the carrying value of our SIR investment being less than our proportionate share of SIR’s total shareholders’ equity book value as of June 30, 2015. As a result, the previous basis difference was eliminated and as of December 31, 2017, we are accreting a basis difference of ($87,137) to earnings over the estimated remaining useful lives of the real estate assets and intangible assets and liabilities owned by SIR as of June 30, 2015.  This accretion increased our equity in the earnings of SIR by $2,944 and $2,956 for the years ended December 31, 2017 and 2016, respectively.

As of December 31, 2017, our investment in SIR had a carrying value of $467,499 and a market value, based on the closing price of SIR common shares on Nasdaq on December 29, 2017, of $626,200. We periodically evaluate our equity investment in SIR for possible indicators of other than temporary impairment whenever events or changes in circumstances indicate the carrying amount of the investment might not be recoverable.  These indicators may include the length of time the market value of our investment is below our cost basis, the financial condition of SIR, our intent and ability to be a long term holder of the investment and other considerations.  If the decline in fair value is judged to be other than temporary, we may record an impairment charge to adjust the basis of the investment to its fair value.

During years ended December 31, 2017, 2016 and 2015, we received cash distributions from SIR totaling $50,832, $50,335 and $47,030, respectively. In addition, during the year ended December 31, 2015, we received from SIR a non-cash distribution of 441,056 shares of RMR Inc. class A common stock valued at $5,244.

During years ended December 31, 2017, 2016 and 2015, SIR issued 59,502, 65,900 and 29,414,279 common shares, respectively. We recognized a gain (loss) on issuance of shares by SIR of $72, $86 and ($42,145), respectively, during the years ended December 31, 2017, 2016 and 2015 as a result of the per share issuance price of these SIR common shares being above (below) the then average per share carrying value of our SIR common shares.

The following presents summarized financial data of SIR as reported in SIR’s Annual Report on Form 10-K for the year ended December 31, 2017, or the SIR Annual Report. References in our consolidated financial statements to the SIR Annual Report are included as references to the source of the data only, and the information in the SIR Annual Report is not incorporated by reference into our consolidated financial statements.

GOVERNMENT PROPERTIES INCOME TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Consolidated Balance Sheets

	As of December 31,
	2017	2016
Real estate properties, net	$3,905,616	$3,899,792
Properties held for sale	5,829	—
Acquired real estate leases, net	477,577	506,298
Cash and cash equivalents	658,719	22,127
Rents receivable, net	127,672	124,089
Other assets, net	127,617	87,376
Total assets	$5,303,030	$4,639,682

Unsecured revolving credit facility	$—	$327,000
ILPT revolving credit facility	750,000	—
Unsecured term loan, net	348,870	348,373
Senior unsecured notes, net	1,777,425	1,430,300
Mortgage notes payable, net	210,785	245,643
Assumed real estate lease obligations, net	68,783	77,622
Other liabilities	155,348	136,782
Shareholders' equity	1,991,819	2,073,962
Total liabilities and shareholders' equity	$5,303,030	$4,639,682

GOVERNMENT PROPERTIES INCOME TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Consolidated Statements of Income

	Year Ended December 31,
	2017	2016	2015
Rental income	$392,285	$387,015	$364,139
Tenant reimbursements and other income	75,818	74,992	64,226
Total revenues	468,103	462,007	428,365
Real estate taxes	44,131	42,879	37,460
Other operating expenses	55,567	52,957	41,953
Depreciation and amortization	137,672	133,762	122,906
Acquisition and transaction related costs	1,075	306	21,987
General and administrative	54,818	28,602	25,859
Write-off of straight line rents receivable, net	12,517	5,484	—
Loss on asset impairment	4,047	—	—
Loss on impairment of real estate assets	229	—	—
Total expenses	310,056	263,990	250,165
Operating income	158,047	198,017	178,200
Dividend income	1,587	1,268	1,666
Interest expense	(92,870)	(82,620)	(73,885)
Loss on early extinguishment of debt	—	—	(6,845)
Loss on distribution to common shareholders of The RMR Group Inc. common stock	—	—	(23,717)
Income before income tax expense and equity in earnings of an investee	66,764	116,665	75,419
Income tax expense	(466)	(448)	(515)
Equity in earnings of an investee	608	137	20
Net income	66,906	116,354	74,924
Net income allocated to noncontrolling interest	—	(33)	(176)
Net income attributed to SIR	$66,906	$116,321	$74,748

Weighted average common shares outstanding (basic)	89,351	89,304	86,699
Weighted average common shares outstanding (diluted)	89,370	89,324	$86,708
Net income attributed to SIR per common share (basic and diluted)	$0.75	$1.30	$0.86

GOVERNMENT PROPERTIES INCOME TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 13. Segment Information
We operate in two separate reportable business segments: direct ownership of real estate properties and our equity method investment in SIR:

	Year Ended December 31, 2017
	Investment in Real Estate	Investment in SIR	Corporate	Consolidated
Rental income	$316,532	$—	$—	$316,532
Expenses:
Real estate taxes	37,942	—	—	37,942
Utility expenses	20,998	—	—	20,998
Other operating expenses	65,349	—	—	65,349
Depreciation and amortization	109,588	—	—	109,588
Loss on impairment of real estate	9,490	—	—	9,490
General and administrative	—	—	18,847	18,847
Total expenses	243,367	—	18,847	262,214

Operating income (loss)	73,165	—	(18,847)	54,318
Dividend income	—	—	1,216	1,216
Interest income	196	—	1,766	1,962
Interest expense	(3,209)	—	(62,197)	(65,406)
Loss on early extinguishment of debt	—	—	(1,715)	(1,715)
Gain on issuance of shares by Select Income REIT	—	72	—	72
Income (loss) from continuing operations before income taxes,
equity in earnings (losses) of investees and gain on sale of real estate	70,152	72	(79,777)	(9,553)
Income tax expense	—	—	(101)	(101)
Equity in earnings (losses) of investees	(621)	21,584	608	21,571
Income (loss) from continuing operations	69,531	21,656	(79,270)	11,917
Income from discontinued operations	173	—	—	173
Net income (loss)	69,704	21,656	(79,270)	12,090
Preferred units of limited partnership distributions	—	—	(275)	(275)
Net income (loss) available for common shareholders	$69,704	$21,656	$(79,545)	$11,815

	As of December 31, 2017
	Investment in Real Estate	Investment in SIR	Corporate	Consolidated
Total Assets	$3,138,764	$467,499	$97,302	$3,703,565

GOVERNMENT PROPERTIES INCOME TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

	Year Ended December 31, 2016
	Investment in Real Estate	Investment in SIR	Corporate	Consolidated
Rental income	$258,180	$—	$—	$258,180

Expenses:
Real estate taxes	30,703	—	—	30,703
Utility expenses	17,269	—	—	17,269
Other operating expenses	54,290	—	—	54,290
Depreciation and amortization	73,153	—	—	73,153
Acquisition related costs	1,191	—	—	1,191
General and administrative	—	—	14,897	14,897
Total expenses	176,606	—	14,897	191,503

Operating income (loss)	81,574	—	(14,897)	66,677
Dividend income	—	—	971	971
Interest income	124	—	34	158
Interest expense	(2,375)	—	(42,685)	(45,060)
Gain on early extinguishment of debt	104	—	—	104
Net gain on issuance of shares by Select Income REIT	—	86	—	86
Income (loss) from continuing operations before income taxes,
equity in earnings (losses) of investees and gain on sale of real estate	79,427	86	(56,577)	22,936
Income tax expense	—	—	(101)	(101)
Equity in earnings of investees	—	35,381	137	35,518
Income (loss) from continuing operations	79,427	35,467	(56,541)	58,353
Loss from discontinued operations	(589)	—	—	(589)
Income (loss) before gain on sale of real estate	78,838	35,467	(56,541)	57,764
Gain on sale of real estate	79	—	—	79
Net income (loss)	78,917	35,467	(56,541)	57,843
Preferred units of limited partnership distributions	—	—	—	—
Net income (loss) available for common shareholders	$78,917	$35,467	$(56,541)	$57,843

	As of December 31, 2016
	Investment in Real Estate	Investment in SIR	Corporate	Consolidated
Total Assets	$1,807,560	$487,708	$89,798	$2,385,066

GOVERNMENT PROPERTIES INCOME TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

	Year Ended December 31, 2015
	Investment in Real Estate	Investment in SIR	Corporate	Consolidated
Rental income	$248,549	$—	$—	$248,549

Expenses:
Real estate taxes	29,906	—	—	29,906
Utility expenses	17,916	—	—	17,916
Other operating expenses	50,425	—	—	50,425
Depreciation and amortization	68,696	—	—	68,696
Acquisition related costs	561	—	250	811
General and administrative	—	—	14,826	14,826
Total expenses	167,504	—	15,076	182,580

Operating income (loss)	81,045	—	(15,076)	65,969
Dividend income	—	—	811	811
Interest income	10	—	4	14
Interest expense	(7,908)	—	(29,100)	(37,008)
Gain on early extinguishment of debt	34	—	—	34
Loss on distribution to common shareholders of The RMR Group Inc. common stock			(12,368)	(12,368)
Net loss on issuance of shares by Select Income REIT	—	(42,145)	—	(42,145)
Loss on impairment of Select Income REIT investment	—	(203,297)	—	(203,297)
Income (loss) from continuing operations before income taxes,
equity in earnings (losses) of investees and gain on sale of real estate	73,181	(245,442)	(55,729)	(227,990)
Income tax expense	—	—	(86)	(86)
Equity in earnings of investees	—	18,620	20	18,640
Income (loss) from continuing operations	73,181	(226,822)	(55,795)	(209,436)
Loss from discontinued operations	(525)	—	—	(525)
Net income (loss)	72,656	(226,822)	(55,795)	(209,961)
Preferred units of limited partnership distributions	—	—	—	—
Net income (loss) available for common shareholders	$72,656	$(226,822)	$(55,795)	$(209,961)

	As of December 31, 2015
	Investment in Real Estate	Investment in SIR	Corporate	Consolidated
Total Assets	$1,639,462	$491,369	$37,679	$2,168,510

GOVERNMENT PROPERTIES INCOME TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 14. Selected Quarterly Financial Data (Unaudited)
The following is a summary of our unaudited quarterly results of operations for 2017 and 2016.

	2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Rental income	$69,296	$69,887	$70,179	$107,170
Net income (loss) available for common shareholders per common share	$7,415	$11,677	$10,989	$(18,266)
Net income (loss) available for common shareholders per common share (basic and diluted)	$0.10	$0.16	$0.11	$(0.18)
Common distributions declared	$0.43	$0.43	$0.43	$0.43

	2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Rental income	$63,611	$64,061	$64,478	$66,030
Net income available for common shareholders	$17,387	$16,813	$11,578	$12,065
Net income available for common shareholders per common share (basic and diluted)	$0.24	$0.24	$0.16	$0.17
Common distributions declared	$0.43	$0.43	$0.43	$0.43

GOVERNMENT PROPERTIES INCOME TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2017
(dollars in thousands)

				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Cost amount carried at Close of Period
	Property	Location	Encumbrances (1)	Land	Buildings and Equipment		Impairments/ Writedowns	Land	Buildings and Equipment	Total (2)	Accumulated Depreciation (3)	Date(s) Acquired	Original Construction Date(s)
1	131 Clayton Street	Montgomery, AL	$—	$920	$9,084	$29	$—	$920	$9,113	$10,033	$(1,479)	6/22/2011	2007
2	4344 Carmichael Road	Montgomery, AL	—	1,374	11,658	—	—	1,374	11,658	13,032	(1,166)	12/17/2013	2009
3	15451 North 28th Avenue	Phoenix, AZ	—	1,917	7,416	456	—	1,917	7,872	9,789	(628)	9/10/2014	1996
4	711 S 14th Avenue	Safford, AZ	—	460	11,708	348	—	460	12,056	12,516	(2,232)	6/16/2010	1992
5	5045 East Butler Street	Fresno, CA	—	7,276	61,118	58	—	7,276	61,176	68,452	(23,497)	8/29/2002	1971
6	10949 N. Mather Boulevard	Rancho Cordova, CA	—	562	16,923	101	—	562	17,024	17,586	(1,769)	10/30/2013	2012
7	11020 Sun Center Drive	Rancho Cordova, CA	—	1,466	8,797	408	—	1,466	9,205	10,670	(237)	12/20/2016	1983
8	801 K Street	Sacramento, CA	—	4,688	61,995	4,915	—	4,688	66,910	71,598	(3,608)	1/29/2016	1989
9	9800 Goethe Road	Sacramento, CA	—	1,550	12,263	949	—	1,550	13,212	14,762	(2,598)	12/23/2009	1993
10	9815 Goethe Road	Sacramento, CA	—	1,450	9,465	1,523	—	1,450	10,988	12,438	(1,731)	9/14/2011	1992
11	Capitol Place	Sacramento, CA	—	2,290	35,891	7,032	—	2,290	42,923	45,213	(8,331)	12/17/2009	1988
12	4181 Ruffin Road	San Diego, CA	—	5,250	10,549	4,294	—	5,250	14,843	20,093	(3,332)	7/16/2010	1981
13	4560 Viewridge Road	San Diego, CA	—	4,269	18,316	4,195	—	4,347	22,433	26,780	(9,882)	3/31/1997	1996
14	9174 Sky Park Centre	San Diego, CA	—	685	5,530	2,653	—	685	8,183	8,868	(2,684)	6/24/2002	1986
15	603 San Juan Avenue	Stockton, CA	—	563	5,470	—	—	563	5,470	6,033	(741)	7/20/2012	2012
16	16194 West 45th Street	Golden, CO	—	494	152	6,495	—	494	6,647	7,141	(3,316)	3/31/1997	1997
17	12795 West Alameda Parkway	Lakewood, CO	4,111	2,640	23,777	1,065	—	2,640	24,842	27,482	(4,931)	1/15/2010	1988
18	Corporate Center	Lakewood, CO	—	2,887	27,537	3,898	—	2,887	31,435	34,322	(11,581)	10/11/2002	1980
19	20 Massachusetts Avenue	Washington, DC	—	12,009	51,528	21,245	—	12,231	72,551	84,782	(33,237)	3/31/1997	1996
20	625 Indiana Avenue	Washington, DC	—	26,000	25,955	6,555	—	26,000	32,510	58,510	(6,374)	8/17/2010	1989
21	11 Dupont Circle, NW	Washington, DC	64,293	28,255	44,743	1,299	—	28,255	46,042	74,297	(316)	10/2/2017	1974
22	1211 Connecticut Avenue, NW	Washington, DC	27,906	30,388	24,667	220	—	30,388	24,887	55,275	(176)	10/2/2017	1967
23	1401 K Street, NW	Washington, DC	25,501	29,215	34,656	1,194	—	29,215	35,850	65,065	(291)	10/2/2017	1929
24	440 First Street, NW	Washington, DC	—	27,903	38,624	683	—	27,903	39,307	67,210	(241)	10/2/2017	1982
25	500 First Street, NW	Washington, DC	—	30,478	15,660	—	—	30,478	15,660	46,138	(112)	10/2/2017	1969
26	840 First Street, NE	Washington, DC	36,085	42,727	73,249	—	—	42,727	73,249	115,976	(458)	10/2/2017	2003
27	7850 Southwest 6th Court	Plantation, FL	—	4,800	30,592	383	—	4,800	30,975	35,775	(5,224)	5/12/2011	1999
28	8900 Grand Oak Circle	Tampa, FL	8,391	1,100	11,773	169	—	1,100	11,942	13,042	(2,169)	10/15/2010	1994

GOVERNMENT PROPERTIES INCOME TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2017
(dollars in thousands)

				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Cost amount carried at Close of Period
	Property	Location	Encumbrances (1)	Land	Buildings and Equipment		Impairments/ Writedowns	Land	Buildings and Equipment	Total (2)	Accumulated Depreciation (3)	Date(s) Acquired	Original Construction Date(s)
29	181 Spring Street NW	Atlanta, GA	$—	5,717	$20,017	136	$—	5,717	20,153	25,871	(2,719)	7/25/2012	2007
30	Corporate Square	Atlanta, GA	—	3,996	29,762	27,321	—	3,996	57,083	61,079	(11,541)	7/16/2004	1967
31	Executive Park	Atlanta, GA	—	1,521	11,826	4,003	—	1,521	15,829	17,350	(5,127)	7/16/2004	1972
32	One Georgia Center	Atlanta, GA	—	10,250	27,933	3,581	—	10,250	31,514	41,764	(4,576)	9/30/2011	1968
33	4712 Southpark Boulevard	Ellenwood, GA	—	1,390	19,635	74	—	1,390	19,709	21,099	(2,661)	7/25/2012	2005
34	1185, 1249 & 1387 S. Vinnell Way	Boise, ID	—	3,390	29,026	802	—	3,390	29,828	33,218	(4,059)	9/11/2012	1996; 1997; 2002
35	2020 S. Arlington Heights	Arlington Heights, IL	—	1,450	13,160	730	—	1,450	13,890	15,340	(2,746)	12/29/2009	1988
36	Intech Park	Indianapolis, IN	—	4,170	68,888	3,822	—	4,170	72,710	76,880	(11,657)	10/14/2011	2000; 2001; 2008
37	400 State Street	Kansas City, KS	—	640	9,932	4,599	—	640	14,531	15,171	(2,559)	6/16/2010	1971
38	7125 Industrial Road	Florence, KY	—	1,698	11,722	81	—	1,698	11,803	13,501	(1,468)	12/31/2012	1980
39	251 Causeway Street	Boston, MA	—	5,100	17,293	1,752	—	5,100	19,045	24,145	(3,427)	8/17/2010	1987
40	75 Pleasant Street	Malden, MA	—	1,050	31,086	159	—	1,050	31,245	32,295	(5,970)	5/24/2010	2008
41	25 Newport Avenue	Quincy, MA	—	2,700	9,199	1,297	—	2,700	10,496	13,196	(1,662)	2/16/2011	1985
42	One Montvale Avenue	Stoneham, MA	—	1,670	11,035	2,095	—	1,670	13,130	14,800	(2,308)	6/16/2010	1945
43	Annapolis Commerce Center	Annapolis, MD	—	4,057	7,665	—	—	4,057	7,665	11,722	(55)	10/2/2017	1989
44	4201 Patterson Avenue	Baltimore, MD	—	901	8,097	3,976	—	901	12,073	12,974	(4,520)	10/15/1998	1989
45	Ammendale Commerce Center	Beltsville, MD	—	4,879	9,498	—	—	4,879	9,498	14,377	(70)	10/2/2017	1987
46	Indian Creek Technology Park	Beltsville, MD	—	8,796	12,093	24	—	8,796	12,117	20,913	(86)	10/2/2017	1988
47	Gateway 270 West	Clarksburg, MD	—	12,104	9,688	—	—	12,104	9,688	21,792	(64)	10/2/2017	2002
48	Hillside Center	Columbia, MD	—	3,437	4,228	—	—	3,437	4,228	7,665	(25)	10/2/2017	2001
49	Snowden Center	Columbia, MD	—	7,955	10,128	54	—	7,955	10,182	18,137	(63)	10/2/2017	1982
50	TenThreeTwenty	Columbia, MD	—	3,126	16,361	118	—	3,126	16,479	19,605	(103)	10/2/2017	1982
51	20400 Century Boulevard	Germantown, MD	—	2,305	9,890	1,282	—	2,347	11,130	13,477	(5,296)	3/31/1997	1995
52	Cloverleaf Center	Germantown, MD	—	11,890	4,639	—	—	11,890	4,639	16,529	(39)	10/2/2017	2000
53	3300 75th Avenue	Landover, MD	—	4,110	36,371	1,045	—	4,110	37,416	41,526	(7,271)	2/26/2010	1985
54	1401 Rockville Pike	Rockville, MD	—	3,248	29,258	16,534	—	3,248	45,792	49,040	(17,237)	2/2/1998	1986
55	2115 East Jefferson Street	Rockville, MD	—	3,349	11,152	328	—	3,349	11,480	14,829	(1,229)	8/27/2013	1981
56	Metro Park North	Rockville, MD	—	11,159	7,624	—	—	11,159	7,624	18,783	(59)	10/2/2017	2001

GOVERNMENT PROPERTIES INCOME TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2017
(dollars in thousands)

				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Cost amount carried at Close of Period
	Property	Location	Encumbrances (1)	Land	Buildings and Equipment		Impairments/ Writedowns	Land	Buildings and Equipment	Total (2)	Accumulated Depreciation (3)	Date(s) Acquired	Original Construction Date(s)
57	Redland 520/530	Rockville, MD	—	12,714	61,377	1,217	—	12,714	62,594	75,308	(384)	10/2/2017	2008
58	Redland 540	Rockville, MD	—	10,740	17,714	2,028	—	10,740	19,742	30,482	(111)	10/2/2017	2003
59	Rutherford Business Park	Windsor Mill, MD	—	1,598	10,219	10	—	1,598	10,229	11,827	(1,299)	11/16/2012	1972
60	Meadows Business Park	Woodlawn, MD	—	3,735	21,509	2,187	—	3,735	23,696	27,431	(3,907)	2/15/2011	1973
61	11411 E. Jefferson Avenue	Detroit, MI	—	630	18,002	358	—	630	18,360	18,990	(3,460)	4/23/2010	2009
62	330 2nd Avenue South	Minneapolis, MN	—	3,991	18,186	(4,246)	(9,260)	1,489	16,442	17,931	—	7/16/2010	1980
63	Rosedale Corporate Plaza	Roseville, MN	—	672	6,045	1,505	—	672	7,550	8,222	(3,194)	12/1/1999	1987
64	1300 Summit Street	Kansas City, MO	—	2,776	12,070	253	—	2,776	12,323	15,099	(1,614)	9/27/2012	1998
65	4241-4300 NE 34th Street	Kansas City, MO	—	1,443	6,193	3,851	—	1,780	9,707	11,487	(3,893)	3/31/1997	1995
66	1220 Echelon Parkway	Jackson, MS	—	440	25,458	48	—	440	25,506	25,946	(3,459)	7/25/2012	2009
67	10-12 Celina Avenue	Nashua, NH	—	3,000	14,052	1,545	—	3,000	15,597	18,597	(2,956)	8/31/2009	1979
68	50 West State Street	Trenton, NJ	—	5,000	38,203	2,620	—	5,000	40,823	45,823	(6,948)	12/30/2010	1989
69	138 Delaware Avenue	Buffalo, NY	—	4,405	18,899	5,226	—	4,485	24,045	28,530	(11,064)	3/31/1997	1994
70	Airline Corporate Center	Colonie, NY	—	790	6,400	32	—	790	6,432	7,222	(881)	6/22/2012	2004
71	5000 Corporate Court	Holtsville, NY	—	6,530	17,711	2,477	—	6,530	20,188	26,718	(3,183)	8/31/2011	2000
72	305 East 46th Street	New York, NY	—	36,800	66,661	4,438	—	36,800	71,099	107,899	(11,212)	5/27/2011	1928
73	4600 25th Avenue	Salem, OR	—	6,510	17,973	4,278	—	6,510	22,251	28,761	(4,066)	12/20/2011	1957
74	Synergy Business Park	Columbia, SC	—	1,439	11,143	4,803	—	1,439	15,946	17,385	(3,718)	5/10/2006;9/17/2010	1982; 1985
75	One Memphis Place	Memphis, TN	—	1,630	5,645	2,508	—	1,630	8,153	9,783	(1,434)	9/17/2010	1985
76	701 Clay Road	Waco, TX	—	2,030	8,708	2,555	—	2,060	11,233	13,293	(4,708)	12/23/1997	1997
77	14660, 14672 & 14668 Lee Road	Chantilly, VA	—	6,966	74,214	294	—	6,966	74,508	81,474	(1,856)	12/22/2016	1998; 2002; 2006
78	1408 Stephanie Way	Chesapeake, VA	—	1,403	2,555	—	—	1,403	2,555	3,958	(21)	10/2/2017	1998
79	1434 Crossways	Chesapeake, VA	—	3,617	19,527	276	—	3,617	19,803	23,420	(135)	10/2/2017	1998
80	1441 Crossways Boulevard	Chesapeake, VA	—	2,485	10,189	—	—	2,485	10,189	12,674	(73)	10/2/2017	1988
81	535 Independence Parkway	Chesapeake, VA	3,193	2,465	5,801	—	—	2,465	5,801	8,266	(41)	10/2/2017	1987
82	Crossways	Chesapeake, VA	—	6,522	40,267	—	—	6,522	40,267	46,789	(318)	10/2/2017	1989
83	Crossways II	Chesapeake, VA	—	1,633	8,035	153	—	1,633	8,188	9,821	(57)	10/2/2017	1989
84	Greenbrier Circle Corporate Center	Chesapeake, VA	—	4,489	15,149	14	—	4,489	15,163	19,652	(126)	10/2/2017	1981

GOVERNMENT PROPERTIES INCOME TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2017
(dollars in thousands)

				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Cost amount carried at Close of Period
	Property	Location	Encumbrances (1)	Land	Buildings and Equipment		Impairments/ Writedowns	Land	Buildings and Equipment	Total (2)	Accumulated Depreciation (3)	Date(s) Acquired	Original Construction Date(s)
85	Greenbrier Technology Center I	Chesapeake, VA	—	2,514	6,102	—	—	2,514	6,102	8,616	(51)	10/2/2017	1987
86	Greenbrier Technology Center II	Chesapeake, VA	—	2,084	5,581	3	—	2,084	5,584	7,668	(47)	10/2/2017	1987
87	Greenbrier Towers	Chesapeake, VA	—	3,437	11,241	27	—	3,437	11,268	14,705	(94)	10/2/2017	1985
88	Enterchange at Meadowville	Chester, VA	—	1,478	9,594	283	—	1,478	9,877	11,355	(1,060)	8/28/2013	1999
89	3920 Pender Drive	Fairfax, VA	13,620	2,963	12,840	12	—	2,963	12,852	15,815	(1,204)	3/21/2014	1981
90	Pender Business Park	Fairfax, VA	—	2,529	21,386	193	—	2,529	21,579	24,108	(2,312)	11/4/2013	2000
91	3201 Jermantown Road	Fairfax, VA	—	5,991	25,619	329	—	5,991	25,948	31,939	(213)	10/2/2017	1984
92	7987 Ashton Avenue	Manassas, VA	—	1,562	8,253	333	—	1,562	8,586	10,148	(210)	1/3/2017	1989
93	Gateway II	Norfolk, VA	—	1,194	1,563	—	—	1,194	1,563	2,757	(13)	10/2/2017	1984
94	Norfolk Business Center	Norfolk, VA	—	2,134	5,430	—	—	2,134	5,430	7,564	(45)	10/2/2017	1985
95	Norfolk Commerce Park II	Norfolk, VA	—	3,116	10,709	34	—	3,116	10,743	13,859	(76)	10/2/2017	1990
96	1759 & 1760 Business Center Drive	Reston, VA	—	9,066	78,658	2,413	—	9,066	81,071	90,137	(7,185)	5/28/2014	1987
97	1775 Wiehle Avenue	Reston, VA	—	4,138	26,120	29	—	4,138	26,149	30,287	(163)	10/2/2017	2001
98	9960 Mayland Drive	Richmond, VA	—	2,614	15,930	1,844	—	2,614	17,774	20,388	(1,550)	5/20/2014	1994
99	Aquia Commerce Center	Stafford, VA	—	2,090	7,465	730	—	2,090	8,195	10,285	(1,308)	6/22/2011	1988; 1999
100	Atlantic Corporate Park	Sterling, VA	—	5,752	29,323	—	—	5,752	29,323	35,075	(183)	10/2/2017	2008
101	Sterling Business Park Lots 8 & 9	Sterling, VA	—	9,178	44,324	—	—	9,178	44,324	53,502	(277)	10/2/2017	2016
102	Sterling Park Business Center	Sterling, VA	—	18,935	21,191	63	—	18,935	21,254	40,189	(154)	10/2/2017	1990
103	65 Bowdoin Street	S. Burlington, VT	—	700	8,416	120	—	700	8,536	9,236	(1,656)	4/9/2010	2009
104	840 North Broadway	Everett, WA	—	3,360	15,376	1,829	—	3,360	17,205	20,565	(2,504)	6/28/2012	1985
105	Stevens Center	Richland, WA	—	3,970	17,035	2,431	—	4,042	19,394	23,436	(9,176)	3/31/1997	1995
106	11050 West Liberty Drive	Milwaukee, WI	—	945	4,539	103	—	945	4,642	5,587	(763)	6/9/2011	2006
107	882 TJ Jackson Drive	Falling Waters, WV	—	906	3,886	282	—	922	4,152	5,074	(2,110)	3/31/1997	1993
108	5353 Yellowstone Road	Cheyenne, WY	—	1,915	8,217	550	—	1,950	8,732	10,682	(4,438)	3/31/1997	1995
			$183,100	$628,698	$2,153,005	$194,018	$(9,260)	$627,108	$2,348,613	$2,975,721	$(341,848)
____________________
(1) Represents mortgage debt, net of the unamortized balance of the fair value adjustments and debt issuance costs totaling $47.
(2) Excludes value of real estate intangibles. Aggregate cost for federal income tax purposes is approximately $3,911,604.
(3) Depreciation on building and improvements is provided for periods ranging up to 40 years and on equipment up to 12 years.

GOVERNMENT PROPERTIES INCOME TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2017
(dollars in thousands)

Analysis of the carrying amount of real estate properties and accumulated depreciation:

	Real Estate Properties	Accumulated Depreciation
Balance at December 31, 2014	$1,682,480	$219,791
Additions	19,622	38,987
Disposals	(2,624)	(2,624)
Reclassification of assets held for sale	(3,346)	(275)
Balance at December 31, 2015	1,696,132	255,879
Additions	194,107	42,404
Disposals	(1,479)	(1,479)
Balance at December 31, 2016	1,888,760	296,804
Additions	1,100,138	45,315
Loss on asset impairment	(9,490)	—
Disposals	(3,687)	(271)
Balance at December 31, 2017	$2,975,721	$341,848

SIGNATURES
Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOVERNMENT PROPERTIES INCOME TRUST
By:	/s/ David M. Blackman
David M. Blackman President and Chief Operating Officer

Dated: February 26, 2018
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ David M. Blackman	President and Chief Operating Officer	February 26, 2018
David M. Blackman

/s/ Mark L. Kleifges	Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)	February 26, 2018
Mark L. Kleifges

/s/ Adam D. Portnoy	Managing Trustee	February 26, 2018
Adam D. Portnoy

/s/ Barbara D. Gilmore	Independent Trustee	February 26, 2018
Barbara D. Gilmore

/s/ John L. Harrington	Independent Trustee	February 26, 2018
John L. Harrington

/s/ Elena Poptodorova	Independent Trustee	February 26, 2018
Elena Poptodorova

/s/ Jeffrey P. Somers	Independent Trustee	February 26, 2018
Jeffrey P. Somers