Form 10-Q
period 2018-03-31
GOVERNMENT PROPERTIES INCOME TRUST
filed 2018-05-03
CIK 1456772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Number of registrant’s common shares of beneficial interest, $.01 par value per share, outstanding as of May 1, 2018: 99,148,304

GOVERNMENT PROPERTIES INCOME TRUST

FORM 10-Q

March 31, 2018

References in this Quarterly Report on Form 10-Q to “the Company”, “GOV”, “we”, “us” or “our” include Government Properties Income Trust and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

PART I.       Financial Information

Item 1.  Financial Statements

GOVERNMENT PROPERTIES INCOME TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)
(unaudited)

	March 31,	December 31,
	2018	2017
ASSETS
Real estate properties:
Land	$623,610	$627,108
Buildings and improvements	2,313,123	2,348,613
Total real estate properties, gross	2,936,733	2,975,721
Accumulated depreciation	(353,329)	(341,848)
Total real estate properties, net	2,583,404	2,633,873

Equity investment in Select Income REIT	465,131	467,499
Investment in unconsolidated joint ventures	48,758	50,202
Assets of properties held for sale	18,080	—
Acquired real estate leases, net	323,710	351,872
Cash and cash equivalents	17,380	16,569
Restricted cash	4,766	3,111
Rents receivable, net	65,539	61,429
Deferred leasing costs, net	22,622	22,977
Other assets, net	106,234	96,033
Total assets	$3,655,624	$3,703,565

LIABILITIES AND SHAREHOLDERS’ EQUITY
Unsecured revolving credit facility	$570,000	$570,000
Unsecured term loans, net	548,022	547,852
Senior unsecured notes, net	944,743	944,140
Mortgage notes payable, net	182,083	183,100
Liabilities of properties held for sale	275	—
Accounts payable and other liabilities	74,623	89,440
Due to related persons	8,544	4,859
Assumed real estate lease obligations, net	12,480	13,635
Total liabilities	2,340,770	2,353,026

Commitments and contingencies

Preferred units of limited partnership	20,496	20,496

Shareholders’ equity:
Common shares of beneficial interest, $.01 par value: 150,000,000 shares authorized,
99,145,304 and 99,145,921 shares issued and outstanding, respectively	991	991
Additional paid in capital	1,968,205	1,968,217
Cumulative net income	174,585	108,144
Cumulative other comprehensive income	945	60,427
Cumulative common distributions	(850,368)	(807,736)
Total shareholders’ equity	1,294,358	1,330,043
Total liabilities and shareholders’ equity	$3,655,624	$3,703,565
See accompanying notes.

GOVERNMENT PROPERTIES INCOME TRUST
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(amounts in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2018	2017

Rental income	$108,717	$69,296

Expenses:
Real estate taxes	12,964	8,177
Utility expenses	6,690	4,606
Other operating expenses	22,837	13,992
Depreciation and amortization	44,204	20,505
Loss on impairment of real estate	6,116	—
General and administrative	9,606	3,962
Total expenses	102,417	51,242

Operating income	6,300	18,054
Dividend income	304	304
Unrealized gain on equity securities	12,931	—
Interest income	116	61
Interest expense (including net amortization of debt premiums and discounts
and debt issuance costs of $965 and $807, respectively)	(22,766)	(13,581)
Income (loss) from continuing operations before income taxes and
equity in earnings of investees	(3,115)	4,838
Income tax expense	(32)	(18)
Equity in earnings of investees	9,712	2,739
Income from continuing operations	6,565	7,559
Loss from discontinued operations	—	(144)
Net income	6,565	7,415
Other comprehensive income (loss):
Unrealized gain on investment in equity securities	—	12,142
Equity in unrealized gain (loss) of investees	(41)	4,615
Other comprehensive income (loss)	(41)	16,757
Comprehensive income	$6,524	$24,172

Net income	$6,565	$7,415
Preferred units of limited partnership distributions	(278)	—
Net income available for common shareholders	$6,287	$7,415

Weighted average common shares outstanding (basic)	99,041	71,079
Weighted average common shares outstanding (diluted)	99,049	71,094

Per common share amounts (basic and diluted):
Income from continuing operations	$0.07	$0.11
Loss from discontinued operations	$—	$—
Net income available for common shareholders	$0.06	$0.10

See accompanying notes.

GOVERNMENT PROPERTIES INCOME TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	Three Months Ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,565	$7,415
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	17,172	11,576
Net amortization of debt premiums and discounts and debt issuance costs	965	807
Straight line rental income	(3,091)	(1,300)
Amortization of acquired real estate leases	26,790	8,672
Amortization of deferred leasing costs	1,120	849
Other non-cash (income) expenses, net	(334)	5
Loss on impairment of real estate	6,116	—
Unrealized gain on equity securities	(12,931)	—
Equity in earnings (losses) of investees, net	(9,712)	(2,739)
Distributions of earnings from Select Income REIT	10,289	2,611
Change in assets and liabilities:
Deferred leasing costs	(2,091)	(1,075)
Rents receivable	(1,893)	(974)
Other assets	2,296	2,215
Accounts payable and accrued expenses	(9,679)	(1,989)
Due to related persons	3,685	152
Net cash provided by operating activities	35,267	26,225

CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate acquisitions and deposits	—	(12,641)
Real estate improvements	(11,020)	(9,656)
Distributions in excess of earnings from Select Income REIT	2,419	10,097
Distributions in excess of earnings from unconsolidated joint ventures	823	—
Proceeds from sale of properties, net	18,797	—
Net cash provided by (used in) investing activities	11,019	(12,200)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of mortgage notes payable	(899)	(379)
Borrowings on unsecured revolving credit facility	25,000	30,000
Repayments on unsecured revolving credit facility	(25,000)	(30,000)
Repurchase of common shares	(11)	—
Preferred units of limited partnership distributions	(278)	—
Distributions to common shareholders	(42,632)	(30,606)
Net cash used in financing activities	(43,820)	(30,985)

Increase (decrease) in cash and cash equivalents and restricted cash	2,466	(16,960)
Cash and cash equivalents and restricted cash at beginning of period	19,680	30,471
Cash and cash equivalents and restricted cash at end of period	$22,146	$13,511

Supplemental cash flow information

Interest paid	$27,733	$15,854
Income taxes paid	$—	$—

Supplemental disclosure of cash and cash equivalents and restricted cash

The following table provides a reconciliation of cash and cash equivalents and restricted cash amounts reported within the condensed consolidated balance sheets to the total amount reported in the condensed consolidated statements of cash flows:

	March 31, 2018	March 31, 2017
Cash and cash equivalents	$17,380	$12,808
Restricted cash	4,766	703
Total cash and cash equivalents and restricted cash reported in the statements of cash flows	$22,146	$13,511

See accompanying notes.

GOVERNMENT PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Note 1.    Basis of Presentation

The accompanying condensed consolidated financial statements of Government Properties Income Trust and its subsidiaries, or the Company, GOV, we, us or our, are unaudited. Certain information and disclosures required by U.S. generally accepted accounting principles, or GAAP, for complete financial statements have been condensed or omitted.  We believe the disclosures made are adequate to make the information presented not misleading.  However, the accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2017, or our Annual Report. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair statement of results for the interim period have been included.  All intercompany transactions and balances with or among our consolidated subsidiaries have been eliminated.  Our operating results for interim periods are not necessarily indicative of the results that may be expected for the full year. Reclassifications have been made to the prior years' condensed consolidated financial statements to conform to the current year’s presentation.

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

Note 2.    Recent Accounting Pronouncements

On January 1, 2018, we adopted the Financial Accounting Standards Board, or FASB, Accounting Standards Update, or ASU, No. 2014-09 (and related clarifying guidance issued by the FASB), Revenue From Contracts With Customers, which outlines a comprehensive model for entities to use in accounting for revenue arising from contracts with customers. ASU No. 2014-09 states that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” While ASU No. 2014-09 specifically references contracts with customers, it may apply to certain other transactions such as the sale of real estate or equipment. A substantial portion of our revenue consists of rental income from leasing arrangements, which is specifically excluded from ASU No. 2014-09. We have adopted ASU No. 2014-09 using the modified retrospective approach, which resulted in an adjustment to reclassify a previous deferred gain on sale of real estate of $712 from accounts payable and other liabilities to cumulative net income. The adoption of ASU No. 2014-09 did not have a material impact on the amount or timing of our revenue recognition in our consolidated financial statements except for profit recognition on real estate sales.

On January 1, 2018, we adopted FASB ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which changes how entities measure certain equity investments and present changes in the fair value of financial liabilities measured under the fair value option that are attributable to their own credit. The implementation of ASU No. 2016-01 resulted in the reclassification of historical changes in the fair value of our available for sale equity securities of $45,116 from cumulative other comprehensive income to cumulative net income. We also reclassified $14,325 from cumulative other comprehensive income to cumulative net income for our share of cumulative other comprehensive income of our equity method investee, Select Income REIT, or SIR. Effective January 1, 2018, changes in the fair value of our equity securities are recorded through earnings in accordance with ASU No. 2016-01.

On January 1, 2018, we adopted FASB ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which clarifies how companies present and classify certain cash receipts and cash payments in the statements of cash flows. The implementation of this update resulted in the reclassification of $736 of accretion recorded in our equity in the earnings of SIR, from cash flow from investing activities to cash flow from operating activities for the three months ended March 31, 2017. See Note 12 for further information regarding our investment in SIR.
On January 1, 2018, we adopted FASB ASU No. 2016-18, Restricted Cash, which requires companies to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. The implementation of ASU 2016-18 resulted in a decrease of $173 of net cash provided by operating activities for the three months ended March 31, 2017. This update also requires a reconciliation of the totals in the statement of cash flows to the related captions in the balance sheets. As a result, amounts included in restricted cash on our condensed consolidated balance sheets are included with cash and cash equivalents on the condensed consolidated statements of cash flows. Restricted cash, which

GOVERNMENT PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

consists of amounts escrowed for future real estate taxes, insurance, leasing costs, capital expenditures and debt service, as required by certain of our mortgage debts, totaled $4,766 and $703 as of March 31, 2018 and 2017, respectively. The adoption of this update did not change our balance sheet presentation.
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
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires that entities use a new forward looking “expected loss” model that generally will result in the earlier recognition of allowance for credit losses. The measurement of expected credit losses is based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. ASU No. 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. We are currently assessing the potential impact the adoption of ASU No. 2016-13 will have in our condensed consolidated financial statements. We currently expect to adopt the standard using the modified retrospective approach.

Note 3.    Weighted Average Common Shares

The following table provides a reconciliation of the weighted average number of common shares used in the calculation of basic and diluted earnings per share (in thousands):

	For the Three Months
	Ended March 31,
	2018	2017
Weighted average common shares for basic earnings per share	99,041	71,079
Effect of dilutive securities: unvested share awards	8	15
Weighted average common shares for diluted earnings per share	99,049	71,094

Note 4.   Real Estate Properties

As of March 31, 2018, we wholly owned 107 properties (166 buildings), with an aggregate undepreciated carrying value of $2,953,770, and had a noncontrolling ownership interest in two unconsolidated joint ventures that owned two properties (three buildings). We generally lease space at our properties on a gross lease or modified gross lease basis pursuant to fixed term contracts expiring between 2018 and 2034.  Our leases generally require us to pay all or some property operating expenses and to provide all or most property management services.  During the three months ended March 31, 2018, we entered into 33 leases for 280,419 rentable square feet, for a weighted (by rentable square feet) average lease term of 5.6 years and we made commitments for $7,998 of leasing related costs. As of March 31, 2018, we have estimated unspent leasing related obligations of $32,762.

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

GOVERNMENT PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Disposition Activities

In March 2018, we sold an office property (one building) located in Minneapolis, MN with 193,594 rentable square feet for $20,000, excluding closing costs. During the three months ended March 31, 2018, we recorded a $640 loss on impairment of real estate to reduce the carrying value of this property to its estimated fair value less costs to sell.

As of March 31, 2018, we had two properties (two buildings) with an aggregate carrying value of $18,080 classified as held for sale in our condensed consolidated balance sheets and included in continuing operations in our condensed consolidated statements of comprehensive income. In February 2018, we entered an agreement to sell one of these office properties (one building) located in Sacramento, CA with 110,500 rentable square feet for $10,755, excluding closing costs. This sale is expected to occur in the second quarter of 2018. During the three months ended March 31, 2018, we recorded a $3,023 loss on impairment of real estate to reduce the carrying value of this property to its estimated fair value less costs to sell. In February 2018, we entered an agreement to sell the second of these office properties (one building) located in Safford, AZ with 36,139 rentable square feet for $8,250, excluding closing costs. During the three months ended March 31, 2018, we recorded a $2,453 loss on impairment of real estate to reduce the carrying value of this property to its estimated fair value less costs to sell. In April 2018, the agreement to sell this property was terminated.

In April 2018, we entered an agreement to sell an office property (one building) located in New York, NY with 187,060 rentable square feet and a net book value of $96,633 at March 31, 2018 for $118,500, excluding closing costs. This property did not meet the held for sale criteria as of March 31, 2018. This sale is expected to occur in the second quarter of 2018.

As part of our long term plans to reduce our leverage, we expect to sell additional properties. We are marketing or plan to market for sale 23 properties (55 buildings) with an aggregate carrying value of $467,677 as of March 31, 2018. These properties did not meet the held for sale criteria as of March 31, 2018.

We cannot be sure we will sell our properties under agreement or any of our properties that we are marketing or plan to market for sale or sell them for prices in excess of our carrying values or that we will not recognize impairment losses with respect to these properties. In addition, our pending sales are subject to conditions; accordingly, we cannot be sure that we will complete these sales or that these sales will not be delayed or their terms will not change.

Pro Forma Financial Information

On October 2, 2017, we acquired First Potomac Realty Trust, or FPO, pursuant to a merger transaction, as a result of which we acquired 35 office properties (72 buildings) with 6,028,072 rentable square feet and FPO's 50% and 51% interests in two joint ventures that own two properties (three buildings) with 443,867 rentable square feet, or collectively, the FPO Transaction. The aggregate value we paid at the closing of the FPO Transaction was $1,370,888.  We financed the FPO Transaction with the assumption of certain FPO mortgage debt, borrowings under our revolving credit facility and cash on hand, including net proceeds from our public offerings of common shares and senior unsecured notes.

The following table presents our pro forma results of operations for the three months ended March 31, 2017 as if the FPO Transaction and related financing activities had occurred on January 1, 2017. The historical FPO results of operations included in this pro forma financial information have been adjusted to eliminate the results of operations of FPO properties and joint venture interests that were sold from January 1, 2017 to October 2, 2017, the closing date of the FPO Transaction. The effect of these adjustments was a decrease in pro forma rental income of $804 and a decrease in net income of $46,905 for the three months ended March 31, 2017.

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

GOVERNMENT PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Three Months Ended March 31,
2017
Rental income	$110,305
Net loss	(4,687)
Net loss per share	$0.05

Unconsolidated Joint Ventures

We own noncontrolling interests in two joint ventures that own two properties (three buildings). We account for these investments under the equity method of accounting. As of March 31, 2018, our investment in unconsolidated joint ventures consisted of the following:

Joint Venture	GOV Ownership	GOV Carrying Value of Investment at March 31, 2018	Property Type	Number of Buildings	Location	Square Feet
Prosperity Metro Plaza	51%	$27,086	Office	2	Fairfax, VA	328,456
1750 H Street, NW	50%	21,672	Office	1	Washington, DC	115,411
Total		$48,758		3		443,867

The following table provides a summary of the mortgage debt of our unconsolidated joint ventures:

Joint Venture	Interest Rate (1)	Maturity Date	Principal Balance at March 31, 2018 (2)
Prosperity Metro Plaza	4.09%	12/1/2029	$50,000
1750 H Street, NW	3.69%	8/1/2024	32,000
Weighted Average/Total	3.93%		$82,000

(1)	Includes the effect of mark to market purchase accounting.

(2)	Reflects the entire balance of the debt secured by the properties and is not adjusted to reflect the interests in the joint venture we do not own. None of the debt is recourse to us.

At March 31, 2018, the aggregate $8,811 unamortized basis difference of our unconsolidated joint ventures is primarily attributable to the difference between the amount we paid to purchase our interest in these joint ventures, including transaction costs, and the historical carrying value of the net assets of these joint ventures. This difference is being amortized over the remaining useful life of the properties owned by these joint ventures and the resulting amortization expense is included in equity in earnings of investees in our condensed consolidated statements of comprehensive income.

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

We increased rental income to record revenue on a straight line basis by $3,091 and $1,300 for the three months ended March 31, 2018 and 2017, respectively. Rents receivable include $29,613 and $27,267 of straight line rent receivables, net of allowance for doubtful accounts of $1,718 and $1,503 at March 31, 2018 and December 31, 2017, respectively.

GOVERNMENT PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Note 6.   Concentration

Tenant and Credit Concentration

We define annualized rental income as the annualized contractual base rents from our tenants pursuant to our lease agreements as of the measurement date, plus straight line rent adjustments and estimated recurring expense reimbursements to be paid to us, and excluding lease value amortization. The U.S. Government, 13 state governments and four other government tenants combined were responsible for approximately 63.2% and 87.9% of our annualized rental income as of March 31, 2018 and 2017, respectively. The U.S. Government is our largest tenant by annualized rental income and was responsible for approximately 44.0% and 60.1% of our annualized rental income as of March 31, 2018 and 2017, respectively.

Geographic Concentration

At March 31, 2018, our 107 wholly owned properties (166 buildings) were located in 30 states and the District of Columbia. Consolidated properties located in Virginia, the District of Columbia, Maryland, California and Georgia were responsible for 23.2%, 17.6%, 15.0%, 9.6% and 5.8% of our annualized rental income as of March 31, 2018, respectively. Consolidated properties located in the metropolitan Washington, D.C. market area were responsible for approximately 43.3% of our annualized rental income as of March 31, 2018.

Note 7.   Indebtedness

Our principal debt obligations at March 31, 2018 were: (1) $570,000 of outstanding borrowings under our $750,000 unsecured revolving credit facility; (2) $550,000 aggregate outstanding principal amount of unsecured term loans; (3) $960,000 aggregate outstanding principal amount of senior unsecured notes; and (4) $182,248 aggregate outstanding principal amount of mortgage notes.

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

Our $750,000 revolving credit facility is available for general business purposes, including acquisitions. The maturity date of our revolving credit facility is January 31, 2019 and, subject to the payment of an extension fee and meeting other conditions, we have an option to extend the stated maturity date of our revolving credit facility by one year to January 31, 2020. We can borrow, repay and reborrow funds available under our revolving credit facility until maturity and no principal repayment is due until maturity. We are required to pay interest at a rate of LIBOR plus a premium, which was 125 basis points per annum at March 31, 2018, on borrowings under our revolving credit facility.  We also pay a facility fee on the total amount of lending commitments under our revolving credit facility, which was 25 basis points per annum at March 31, 2018.  Both the interest rate premium and the facility fee are subject to adjustment based upon changes to our credit ratings.  As of March 31, 2018, the annual interest rate payable on borrowings under our revolving credit facility was 3.0% and the weighted average annual interest rate for borrowings under our revolving credit facility was 2.8% and 2.0% for the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018 and May 1, 2018, we had $570,000 and $580,000 outstanding under our revolving credit facility, respectively.

Our $300,000 term loan, which matures on March 31, 2020, is prepayable without penalty at any time. We are required to pay interest at a rate of LIBOR plus a premium, which was 140 basis points per annum at March 31, 2018, on the amount outstanding under our $300,000 term loan. The interest rate premium is subject to adjustment based upon changes to our credit ratings.  As of March 31, 2018, the annual interest rate for the amount outstanding under our $300,000 term loan was 3.3%. The weighted average annual interest rate under our $300,000 term loan was 3.0% and 2.2% for the three months ended March 31, 2018 and 2017, respectively.

Our $250,000 term loan, which matures on March 31, 2022, is prepayable without penalty at any time. We are required to pay interest at a rate of LIBOR plus a premium, which was 180 basis points per annum as of March 31, 2018, on the amount outstanding under our $250,000 term loan.  The interest rate premium is subject to adjustment based upon changes to our credit

GOVERNMENT PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

ratings. As of March 31, 2018, the annual interest rate for the amount outstanding under our $250,000 term loan was 3.7%. The weighted average annual interest rate under our $250,000 term loan was 3.4% and 2.6% for the three months ended March 31, 2018 and 2017, respectively.

Our credit agreement and senior unsecured notes indentures and their supplements provide for acceleration of payment of all amounts due thereunder upon the occurrence and continuation of certain events of default, such as, in the case of our credit agreement, a change of control of us, which includes The RMR Group LLC, or RMR LLC, ceasing to act as our business and property manager.  Our credit agreement and our senior unsecured notes indentures and their supplements also contain a number of covenants, including covenants that restrict our ability to incur debts, require us to maintain certain financial ratios and, in the case of our credit agreement, restrict our ability to make distributions under certain circumstances.  We believe we were in compliance with the terms and conditions of the respective covenants under our credit agreement and senior unsecured notes indentures and their supplements at March 31, 2018.

At March 31, 2018, eight of our consolidated properties (eight buildings) with an aggregate net book value of $426,404 were encumbered by eight mortgages for an aggregate principal amount of $182,248. Our mortgage notes are non-recourse, subject to certain limited exceptions and do not contain any material financial covenants.

Note 8.   Fair Value of Assets and Liabilities

The table below presents certain of our assets measured at fair value at March 31, 2018, categorized by the level of inputs, as defined in the fair value hierarchy under GAAP, used in the valuation of each asset:

		Fair Value at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Recurring Fair Value Measurements Assets:
Investment in RMR Inc. (1)	$84,935	$84,935	$—	$—
Non-Recurring Fair Value Measurements Assets:
Properties held for sale (2)	$18,080	$—	$18,080	$—

(1)
Our 1,214,225 shares of class A common stock of The RMR Group Inc., or RMR Inc., which are included in other assets in our condensed consolidated balance sheets, are reported at fair value which is based on quoted market prices (Level 1 inputs as defined in the fair value hierarchy under GAAP). Our historical cost basis for these shares is $26,888 as of March 31, 2018. During the three months ended March 31, 2018, we recorded an unrealized gain of $12,931 to adjust the carrying value of our investment in RMR Inc. shares to their fair value.

(2)
We estimated the fair value of two properties (two buildings) held for sale at March 31, 2018 based upon negotiated sale agreements with third parties less estimated sale costs (Level 2 inputs as defined in the fair value hierarchy under GAAP). See Note 4 for further details.

GOVERNMENT PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

In addition to the assets described in the table above, our financial instruments include our cash and cash equivalents, restricted cash, rents receivable, mortgage notes receivable, accounts payable, revolving credit facility, term loans, senior unsecured notes, mortgage notes payable, amounts due to related persons, other accrued expenses and security deposits.  At March 31, 2018 and December 31, 2017, the fair values of our financial instruments approximated their carrying values in our condensed consolidated financial statements due to their short term nature or variable interest rates, except as follows:

	As of March 31, 2018		As of December 31, 2017
	Carrying Amount (1)	Fair Value	Carrying Amount (1)	Fair Value
Senior unsecured notes, 3.75% interest rate, due in 2019	$348,381	$351,673	$348,096	$354,993
Senior unsecured notes, 5.875% interest rate, due in 2046	300,318	314,464	300,232	320,416
Senior unsecured notes, 4.000% interest rate, due in 2022	296,044	301,044	295,812	302,655
Mortgage note payable, 4.050% interest rate, due in 2030 (2)	64,343	63,918	64,293	65,198
Mortgage note payable, 5.720% interest rate, due in 2020 (2)	35,786	35,812	36,085	36,332
Mortgage note payable, 4.220% interest rate, due in 2022 (2)	27,742	28,081	27,906	28,432
Mortgage note payable, 4.800% interest rate, due in 2023 (2)	25,394	25,488	25,501	25,904
Mortgage note payable, 5.877% interest rate, due in 2021 (2)	13,560	14,345	13,620	14,565
Mortgage note payable, 7.000% interest rate, due in 2019 (2)	8,291	8,410	8,391	8,555
Mortgage note payable, 8.150% interest rate, due in 2021 (2)	3,823	4,014	4,111	4,340
Mortgage note payable, 4.260% interest rate, due in 2020 (2)	3,144	3,151	3,193	3,216
	$1,126,826	$1,150,400	$1,127,240	$1,164,606

(1)	Carrying amount includes certain unamortized debt issuance costs and unamortized premiums and discounts.

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

We estimated the fair value of our senior unsecured notes due 2019 and due 2022 using an average of the bid and ask price of the notes as of the measurement date (Level 2 inputs as defined in the fair value hierarchy under GAAP). We estimated the fair value of our senior unsecured notes due 2046 based on the closing price on The Nasdaq Stock Market LLC, or Nasdaq, as of the measurement date (Level 1 inputs as defined in the fair value hierarchy under GAAP). We estimated the fair values of our mortgage notes payable by using discounted cash flow analyses and currently prevailing market terms as of the measurement date (Level 3 inputs as defined in the fair value hierarchy under GAAP).  Because Level 3 inputs are unobservable, our estimated fair value may differ materially from the actual fair value.

Note 9.   Shareholders’ Equity

Share Awards

On April 3, 2018, in accordance with our Trustee compensation arrangements, we granted 3,000 of our common shares, valued at $13.59 per share, the closing price of our common shares on Nasdaq on that day, to our Managing Trustee, who was elected as a Managing Trustee that day.

Share Purchases

On January 1, 2018, we purchased 617 of our common shares valued at a price per share of $18.54, the closing price of our common shares on Nasdaq on December 29, 2017, from a former employee of RMR LLC in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of our common shares.

GOVERNMENT PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Distributions

On February 26, 2018, we paid a regular quarterly distribution to common shareholders of record on January 29, 2018 of $0.43 per share, or $42,632. On April 19, 2018, we declared a regular quarterly distribution payable to common shareholders of record on April 30, 2018 of $0.43 per share, or $42,634. We expect to pay this distribution on or about May 21, 2018 using cash on hand and borrowings under our revolving credit facility.

Cumulative Other Comprehensive Income

Cumulative other comprehensive income represents our share of the comprehensive income of our equity method investees, SIR and Affiliates Insurance Company, or AIC. See Notes 11 and 12 for further information regarding these investments. The following table presents changes in the amounts we recognized in cumulative other comprehensive income by component for the three months ended March 31, 2018:

	Three Months Ended March 31, 2018
	Unrealized Gain	Equity in
	on Investment	Unrealized
	in Equity	Gain (Loss)
	Securities	of Investees	Total
Balance at December 31, 2017	$45,116	$15,311	$60,427
Amounts reclassified from cumulative other comprehensive income to cumulative net income	(45,116)	(14,325)	(59,441)

Other comprehensive loss before reclassifications	—	(22)	(22)
Amounts reclassified from cumulative other comprehensive income to net income (1)	—	(19)	(19)
Net current period other comprehensive loss	—	(41)	(41)
Balance at March 31, 2018	$—	$945	$945

(1)	Amounts reclassified from cumulative other comprehensive loss to net income are included in equity in earnings of investees in our condensed consolidated statements of comprehensive income.

Temporary Equity

As of March 31, 2018 and December 31, 2017, one of our subsidiaries had 1,813,504 of 5.5% Series A Cumulative Preferred Units, or Preferred Units, outstanding. The $20,496 carrying value of these Preferred Units is recorded as temporary equity on our condensed consolidated balance sheets. On May 1, 2018, our subsidiary redeemed all of the outstanding Preferred Units for $11.15 per unit plus accrued and unpaid distributions (an aggregate of $20,310), using cash on hand and borrowings under our revolving credit facility.

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

Pursuant to our business management agreement with RMR LLC, we recognized net business management fees of $7,309 and $2,704 for the three months ended March 31, 2018 and 2017, respectively. The net business management fees payable to RMR LLC for the three months ended March 31, 2018 include estimated 2018 incentive fees of $2,887 based on our common share total return, as defined, as of March 31, 2018. Although we recognized estimated incentive fees in accordance with GAAP, the actual amount of incentive fees payable to RMR LLC for 2018, if any, will be based on our common share total return, as defined, for the three year period ending December 31, 2018, and will be payable in 2019. No incentive management fee was payable for the year ended December 31, 2017. These amounts are included in general and administrative expenses in our condensed consolidated statements of comprehensive income.

Pursuant to our property management agreement with RMR LLC, we recognized aggregate net property management and construction supervision fees of $3,349 and $2,466 for the three months ended March 31, 2018 and 2017, respectively. These

GOVERNMENT PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

amounts are included in other operating expenses or have been capitalized, as appropriate, in our condensed consolidated financial statements.

We are generally responsible for all of our operating expenses, including certain expenses incurred by RMR LLC on our behalf. Our property level operating expenses, including certain payroll and related costs incurred by RMR LLC, are generally incorporated into rents charged to our tenants. We reimbursed RMR LLC $4,969 and $3,391 for property management related expenses for the three months ended March 31, 2018 and 2017, respectively, which amounts are included in other operating expenses in our condensed consolidated statements of comprehensive income. In addition, we are responsible for our share of RMR LLC’s costs for providing our internal audit function. The amount recognized as expense for internal audit costs was $69 and $67 for the three months ended March 31, 2018 and 2017, respectively, which amounts are included in general and administrative expenses in our condensed consolidated statements of comprehensive income.

Note 11.   Related Person Transactions
We have relationships and historical and continuing transactions with RMR LLC, RMR Inc., SIR, AIC and others related to them, including other companies to which RMR LLC or its subsidiaries provide management services and which have trustees, directors and officers who are also our Trustees or officers.
Our Manager, RMR LLC. We have two agreements with RMR LLC to provide management services to us. See Note 10 for further information regarding our management agreements with RMR LLC.

Leases with RMR LLC. We lease office space to RMR LLC in certain of our properties for RMR LLC's property management offices. We recognized rental income from RMR LLC for leased office space of $218 and $92 for the three months ended March 31, 2018 and 2017, respectively. Our office space leases with RMR LLC are terminable by RMR LLC if our management agreements with RMR LLC are terminated.

RMR Inc. RMR LLC is a majority owned subsidiary of RMR Inc. and RMR Inc. is the managing member of RMR LLC. Adam D. Portnoy, one of our Managing Trustees, is the sole trustee of ABP Trust, the controlling shareholder of RMR Inc., and is a managing director, president and chief executive officer of RMR Inc., an officer of ABP Trust and RMR LLC and a managing trustee or managing director of all of the public companies to which RMR LLC or its subsidiaries provide management services. Mark L. Kleifges, our other Managing Trustee, also serves as an executive officer of RMR LLC. As of March 31, 2018, we owned 1,214,225 shares of class A common stock of RMR Inc. See Note 8 for further information regarding our investment in RMR Inc.

SIR.  We are SIR’s largest shareholder. As of March 31, 2018, we owned 24,918,421 of SIR's common shares, or approximately 27.8% of its outstanding common shares.  Adam D. Portnoy, one of our Managing Trustees, also serves as a managing trustee of SIR, and our President and Chief Operating Officer also serves as a managing trustee and the president and chief operating officer of SIR. RMR LLC provides management services to SIR and us. See Note 12 for further information regarding our investment in SIR.
AIC. We, ABP Trust, SIR and four other companies to which RMR LLC provides management services currently own AIC in equal amounts. We and the other AIC shareholders participate in a combined property insurance program arranged and reinsured in part by AIC. As of March 31, 2018 and December 31, 2017, our investment in AIC had a carrying value of $8,255 and $8,304, respectively. These amounts are included in other assets in our condensed consolidated balance sheets. We recognized income related to our investment in AIC, which is presented as equity in earnings of investees in our condensed consolidated statements of comprehensive income. Our other comprehensive income includes our proportionate part of unrealized gains on securities which are owned by AIC related to our investment in AIC.
For further information about these and other such relationships and certain other related person transactions, refer to our Annual Report.

Note 12.   Equity Investment in Select Income REIT

As described in Note 11, as of March 31, 2018, we owned 24,918,421, or approximately 27.8%, of the then outstanding SIR common shares. SIR is a real estate investment trust that owns properties that are primarily net leased to single tenants. We

GOVERNMENT PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

account for our investment in SIR under the equity method. Under the equity method, we record our proportionate share of SIR’s net income as equity in earnings of investees in our condensed consolidated statements of comprehensive income.  During the three months ended March 31, 2018 and 2017, we recorded $10,289 and $2,611 of equity in the earnings of SIR, respectively. Our other comprehensive income includes our proportionate share of SIR’s unrealized gains of $51 and $4,492 for the three months ended March 31, 2018 and 2017, respectively.

The adjusted GAAP cost basis of our investments in SIR was less than our proportionate share of SIR’s total shareholders’ equity book value on the dates we acquired the shares. As of March 31, 2018 and December 31, 2017, our basis difference was $122,579 and $87,137, respectively, and as required under GAAP, we are accreting this basis difference to earnings over the estimated remaining useful lives of certain real estate assets and intangible assets and liabilities owned by SIR. The increase in the basis difference primarily relates to SIR's capital finance activities and changes in its net equity during the three months ended March 31, 2018. This accretion increased our equity in the earnings of SIR by $1,044 and $736 for the three months ended March 31, 2018 and 2017, respectively.

As of March 31, 2018, our investment in SIR had a carrying value of $465,131 and a market value, based on the closing price of SIR common shares on Nasdaq on March 31, 2018, of $485,411. We periodically evaluate our equity investment in SIR for possible indicators of other than temporary impairment whenever events or changes in circumstances indicate the carrying amount of the investment might not be recoverable.  These indicators may include the length of time the market value of our investment is below our cost basis, the financial condition of SIR, our intent and ability to be a long term holder of the investment and other considerations.  If the decline in fair value is judged to be other than temporary, we may record an impairment charge to adjust the basis of the investment to its fair value.

During each of the three months ended March 31, 2018 and 2017, we received aggregate cash distributions from SIR totaling $12,708.

The following presents summarized financial data of SIR as reported in SIR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, or the SIR Quarterly Report. References in our condensed consolidated financial statements to the SIR Quarterly Report are included as references to the source of the data only, and the information in the SIR Quarterly Report is not incorporated by reference into our condensed consolidated financial statements.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2018	2017
Real estate properties, net	$3,888,100	$3,905,616
Acquired real estate leases, net	461,577	477,577
Properties held for sale	5,829	5,829
Cash and cash equivalents	30,884	658,719
Rents receivable, net	131,445	127,672
Other assets, net	151,174	127,617
Total assets	$4,669,009	$5,303,030

Unsecured revolving credit facility	$107,000	$—
Industrial Logistics Properties Trust revolving credit facility	302,000	750,000
Unsecured term loan, net	—	348,870
Senior unsecured notes, net	1,428,571	1,777,425
Mortgage notes payable, net	210,749	210,785
Assumed real estate lease obligations, net	66,577	68,783
Other liabilities	125,668	155,348
Total shareholders' equity attributable to SIR	2,110,595	1,991,819
Noncontrolling interest in consolidated subsidiary	317,849	—
Total liabilities and shareholders' equity	$4,669,009	$5,303,030

GOVERNMENT PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Condensed Consolidated Statements of Income

	Three Months Ended March 31,
	2018	2017
Rental income	$99,755	$97,344
Tenant reimbursements and other income	20,874	18,950
Total revenues	120,629	116,294

Real estate taxes	11,788	10,843
Other operating expenses	15,282	12,867
Depreciation and amortization	34,946	33,740
General and administrative	13,941	14,901
Write-off of straight line rents receivable, net	—	12,517
Loss on asset impairment	—	4,047
Total expenses	75,957	88,915
Operating income	44,672	27,379

Dividend income	397	397
Unrealized gain on equity securities	16,900	—
Interest income	510	13
Interest expense	(23,492)	(21,087)
Loss on early extinguishment of debt	(1,192)	—
Income before income tax expense and equity in earnings of an investee	37,795	6,702
Income tax expense	(160)	(102)
Equity in earnings of an investee	44	128
Net income	37,679	6,728
Net income allocated to noncontrolling interest	(4,479)	—
Net income attributed to SIR	$33,200	$6,728

Weighted average common shares outstanding (basic)	89,382	89,331
Weighted average common shares outstanding (diluted)	$89,390	$89,348
Net income attributed to SIR per common share (basic and diluted)	$0.37	$0.08

GOVERNMENT PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Note 13.   Segment Information

We operate in two separate reportable business segments: ownership of real estate properties and our equity method investment in SIR.

	Three Months Ended March 31, 2018
	Investment	Investment
	in Real Estate	in SIR	Corporate	Consolidated
Rental income	$108,717	$—	$—	$108,717

Expenses:
Real estate taxes	12,964	—	—	12,964
Utility expenses	6,690	—	—	6,690
Other operating expenses	22,837	—	—	22,837
Depreciation and amortization	44,204	—	—	44,204
Loss on impairment of real estate	6,116	—	—	6,116
General and administrative	—	—	9,606	9,606
Total expenses	92,811	—	9,606	102,417

Operating income (loss)	15,906	—	(9,606)	6,300
Dividend income	—	—	304	304
Unrealized gain on equity securities	—		12,931	12,931
Interest income	57	—	59	116
Interest expense	(2,096)	—	(20,670)	(22,766)
Income (loss) from continuing operations before
income taxes and equity in earnings (losses) of investees	13,867	—	(16,982)	(3,115)
Income tax expense	—	—	(32)	(32)
Equity in earnings (losses) of investees	(621)	10,289	44	9,712
Net income (loss)	$13,246	$10,289	$(16,970)	$6,565
Preferred units of limited partnership distributions	—	—	(278)	(278)
Net income (loss) available for common shareholders	$13,246	$10,289	$(17,248)	$6,287

	As of March 31, 2018
	Investment	Investment
	in Real Estate	in SIR	Corporate	Consolidated
Total Assets	$3,078,889	$465,131	$111,604	$3,655,624

GOVERNMENT PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

	Three Months Ended March 31, 2017
	Investment	Investment
	in Real Estate	in SIR	Corporate	Consolidated
Rental income	$69,296	$—	$—	$69,296

Expenses:
Real estate taxes	8,177	—	—	8,177
Utility expenses	4,606	—	—	4,606
Other operating expenses	13,992	—	—	13,992
Depreciation and amortization	20,505	—	—	20,505
General and administrative	—	—	3,962	3,962
Total expenses	47,280	—	3,962	51,242

Operating income (loss)	22,016	—	(3,962)	18,054
Dividend income	—	—	304	304
Interest income	46	—	15	61
Interest expense	(432)	—	(13,149)	(13,581)
Income (loss) from continuing operations before income taxes and
equity in earnings of investees	21,630	—	(16,792)	4,838
Income tax expense	—	—	(18)	(18)
Equity in earnings of investees	—	2,611	128	2,739
Income (loss) from continuing operations	21,630	2,611	(16,682)	7,559
Loss from discontinued operations	(144)	—	—	(144)
Net income (loss) available for common shareholders	$21,486	$2,611	$(16,682)	$7,415

	As of December 31, 2017
	Investment	Investment
	in Real Estate	in SIR	Corporate	Consolidated
Total Assets	$3,138,764	$467,499	$97,302	$3,703,565

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with our condensed consolidated financial statements and accompanying notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2017, or our Annual Report.

OVERVIEW (dollars in thousands, except per share data)

We are a real estate investment trust, or REIT, organized under Maryland law. As of March 31, 2018, we wholly owned 107 properties (166 buildings) and had a noncontrolling ownership interest in two properties (three buildings) totaling 443,867 rentable square feet through two unconsolidated joint ventures in which we owned 50% and 51% interests. As of March 31, 2018, our consolidated properties are located in 30 states and the District of Columbia and contain 17,332,180 rentable square feet, of which 41.6% was leased to the U.S. Government, 15.1% was leased to 13 state governments, 2.5% was leased to four other government tenants, 5.9% was leased to government contractor tenants, 29.2% was leased to various other non-governmental organizations and 5.6% was available for lease. In aggregate, government tenants were responsible for 63.2% and 87.9% of our annualized rental income as of March 31, 2018 and 2017, respectively. The term annualized rental income as used herein is defined as the annualized contractual base rents from our tenants pursuant to our lease agreements as of the measurement date, plus straight line rent adjustments and estimated recurring expense reimbursements to be paid to us, and excluding lease value amortization.

On October 2, 2017, we acquired First Potomac Realty Trust, or FPO, pursuant to a merger transaction, as a result of which we acquired 35 office properties (72 buildings) with 6,028,072 rentable square feet and FPO's 50% and 51% interests in two joint ventures that owned two properties (three buildings) with 443,867 rentable square feet, or collectively, the FPO Transaction.  The properties we acquired in the FPO Transaction significantly increased our property portfolio and the proportion of our total annualized revenues that we earn from properties located in the metropolitan Washington, D.C. market area, which includes Washington, D.C., Northern Virginia and suburban Maryland.

As of March 31, 2018, we owned 24,918,421 common shares, or approximately 27.8% of the then outstanding common shares, of Select Income REIT, or SIR. SIR is a REIT that owns properties that are primarily net leased to single tenants. See Notes 11 and 12 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information regarding our investment in SIR. We account for our investment in SIR under the equity method.

Consolidated Property Operations

As of March 31, 2018, 94.4% of our consolidated rentable square feet was leased, compared to 95.1% of our consolidated rentable square feet as of March 31, 2017, which excludes one property (one building) classified as discontinued operations which was sold in August 2017.  Occupancy data for our consolidated properties as of March 31, 2018 and 2017 is as follows (square feet in thousands):

			Comparable
	All Consolidated Properties (1)		Consolidated Properties (2)
	March 31,		March 31,
	2018	2017	2018	2017
Total properties	107	74	71	71
Total buildings	166	96	93	93
Total square feet (3)	17,332	11,512	11,234	11,220
Percent leased (4)	94.4%	95.1%	95.3%	95.7%

(1)	Based on consolidated properties we owned on March 31, 2018 and 2017, respectively, and excludes one property (one building) classified as discontinued operations which was sold in August 2017.

(2)
Based on consolidated properties we owned on March 31, 2018 and which we owned continuously since January 1, 2017. Our comparable properties increased from 70 properties (90 buildings) at March 31, 2017 as a result of our acquisition of three properties (five buildings) during 2016, partially offset by the sale of two properties (two buildings) since January 1, 2017.

(3)	Subject to changes when space is re-measured or re-configured for tenants.

(4)
Percent leased includes (i) space being fitted out for tenant occupancy pursuant to our lease agreements, if any, and (ii) space which is leased, but is not occupied or is being offered for sublease by tenants, if any, as of the measurement date.

The average annualized effective rental rate per square foot for our consolidated properties for the three months ended March 31, 2018 and 2017 are as follows:

	Three Months Ended March 31,
	2018	2017
Average annualized effective rental rate per square foot (1):
All properties (2)	$26.77	$25.55
Comparable properties (3)	$26.34	$25.69

(1)
Average annualized effective rental rate per square foot represents annualized total rental income during the period specified divided by the average rentable square feet leased during the period specified. Excludes one property (one building) classified as discontinued operations which was sold in August 2017.

(2)	Based on consolidated properties we owned on March 31, 2018 and 2017, respectively, and excludes one property (one building) classified as discontinued operations which was sold in August 2017.

(3)	Based on consolidated properties we owned on March 31, 2018 and which we owned continuously since January 1, 2017.

During the three months ended March 31, 2018, changes in rentable square feet leased and available for lease at our consolidated properties were as follows:

	Three Months Ended March 31, 2018
		Available
	Leased	for Lease	Total
Beginning of period	16,477,339	1,021,999	17,499,338
Changes resulting from:
Disposition of properties	(169,176)	(24,418)	(193,594)
Lease expirations	(256,269)	256,269	—
Lease renewals (1)	196,586	(196,586)	—
New leases (1)	109,412	(83,833)	25,579
Re-measurements (2)	—	857	857
End of period	16,357,892	974,288	17,332,180

(1)	Based on leases entered during the three months ended March 31, 2018 and an expansion of 25,579 rentable square feet completed at an existing property.

(2)	Rentable square feet is subject to changes when space is re-measured or re-configured for tenants.

Leases at our consolidated properties totaling 256,269 rentable square feet expired during the three months ended March 31, 2018. During the three months ended March 31, 2018, we entered leases totaling 280,419 rentable square feet, including lease renewals of 196,586 rentable square feet. The weighted (by rentable square feet) average rental rates for leases of 72,006 rentable square feet entered with government tenants during the three months ended March 31, 2018 increased by 20.2% when compared to the weighted (by rentable square feet) average prior rents for the same space. The weighted (by rentable square feet) average rental rates for leases of 208,413 rentable square feet entered with non-government tenants during the three months ended March 31, 2018 increased by 1.2% when compared to the weighted (by rentable square feet) average rental rates previously charged for the same space.

During the three months ended March 31, 2018, changes in effective rental rates per square foot achieved for new leases and lease renewals at our consolidated properties that commenced during the three months ended March 31, 2018, when compared to prior effective rental rates per square foot in effect for the same space (and excluding space acquired vacant), were as follows:

	Three Months Ended March 31, 2018
	Old Effective	New Effective
	Rent Per	Rent Per	Rentable
	Square Foot (1)	Square Foot (1)	Square Feet
New leases	$20.69	$28.28	148,399
Lease renewals	$25.95	$26.59	200,488
Total leasing activity	$23.71	$27.31	348,887

(1)
Effective rental rate includes contractual base rents from our tenants pursuant to our lease agreements, plus straight line rent adjustments and estimated expense reimbursements to be paid to us, and excluding lease value amortization.

During the three months ended March 31, 2018, commitments made for expenditures, such as tenant improvements and leasing costs, in connection with leasing space at our consolidated properties were as follows:

	Three Months Ended March 31, 2018
	Government	Non-Government
	Leases	Leases	Total
Rentable square feet leased during the period	72,006	208,413	280,419
Tenant leasing costs and concession commitments (1) (in thousands)	$3,682	$4,316	$7,998
Tenant leasing costs and concession commitments per rentable square foot (1)	$51.13	$20.71	$28.52
Weighted (by square feet) average lease term (years)	8.2	4.6	5.6
Total leasing costs and concession commitments per rentable square foot per year (1)	$6.20	$4.47	$5.13

(1)	Includes commitments made for leasing expenditures and concessions, such as tenant improvements, leasing commissions, tenant reimbursements and free rent.

During the three months ended March 31, 2018 and 2017, amounts capitalized at our consolidated properties, excluding one property (one building) classified as discontinued operations which was sold in August 2017, for tenant improvements, leasing costs, building improvements and development and redevelopment activities were as follows (dollars in thousands):

	Three Months Ended
	March 31,
	2018	2017
Tenant improvements (1)	$2,843	$2,403
Leasing costs (2)	$1,986	$1,087
Building improvements (3)	$2,707	$1,778
Development, redevelopment and other activities (4)	$1,416	$6,281

(1)	Tenant improvements include capital expenditures used to improve tenants’ space or amounts paid directly to tenants to improve their space.

(2)	Leasing costs include leasing related costs, such as brokerage commissions and other tenant inducements.

(3)	Building improvements generally include expenditures to replace obsolete building components and expenditures that extend the useful life of existing assets.

(4)
Development, redevelopment and other activities generally include (i) capital expenditures that are identified at the time of a property acquisition and incurred within a short time period after acquiring the property, and (ii) capital expenditure projects that reposition a property or result in new sources of revenue.

As of March 31, 2018, we have estimated unspent leasing related obligations of $32,762.

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

As of March 31, 2018, we derived 43.3% of our annualized revenues from our consolidated properties located in the metropolitan Washington, D.C. market area. A downturn in economic conditions in this area could result in reduced demand from tenants for our properties in this area or reduce the rents that our tenants in this area are willing to pay when our leases expire or terminate and when renewal or new terms are negotiated. Additionally, in recent years there has been a decrease in demand for new leased space by the U.S. Government in the metropolitan Washington, D.C. market area, and that could increase competition for government tenants and adversely affect our ability to retain U.S. Government tenants when our leases expire.

The U.S. Internal Revenue Service, or the IRS, has publicly stated that it plans to discontinue its paper tax return processing operations at our property located in Fresno, CA in 2021. The IRS lease for this property, which accounted for approximately 2.0% of our annualized rental income as of March 31, 2018, expires in the fourth quarter of 2021. The IRS has also publicly stated that it plans to discontinue its paper tax return processing operations in Covington, KY in 2019. Our property located in Florence, KY is leased to the IRS and we believe it is used to support the Covington, KY operations. This IRS lease, which accounted for approximately 0.6% of our annualized rental income as of March 31, 2018, expires in the second quarter of 2022, but is subject to possible early termination by our tenant. Despite its public announcements, the IRS has not provided us any official notices of its intentions regarding these properties.

As of March 31, 2018, we had leases at our consolidated properties totaling 1,565,295 rentable square feet that were scheduled to expire through March 31, 2019. As of May 1, 2018, tenants with leases totaling 703,886 rentable square feet that are scheduled to expire through March 31, 2019, have notified us that they do not plan to renew their leases upon expiration and we cannot be sure as to whether other tenants may or may not renew their leases upon expiration.  Based upon current market conditions and tenant negotiations for leases scheduled to expire through March 31, 2019, we expect that the rental rates we are likely to achieve on new or renewed leases for space under leases expiring through March 31, 2019 will, in the aggregate and on a weighted (by annualized revenues) average basis, be lower than the rates currently being paid, thereby generally resulting in lower revenue from the same space. We cannot be sure of the rental rates which will result from our ongoing negotiations regarding lease renewals or any new leases we may enter; also, we may experience material declines in our rental income due to vacancies upon lease expirations or early terminations. Prevailing market conditions and government and other tenants' needs at the time we negotiate and enter leases or lease renewals will generally determine rental rates and demand for leased space at our properties, and market conditions and government and other tenants' needs are beyond our control.

As of March 31, 2018, lease expirations at our consolidated properties by year are as follows (dollars in thousands):

	Number	Expirations			Annualized
	of	of Leased		Cumulative	Rental		Cumulative
	Tenants	Square	Percent	Percent	Income	Percent	Percent
Year (1)	Expiring	Feet (2)	of Total	of Total	Expiring	of Total	of Total
2018	96	1,411,398	8.6%	8.6%	$40,692	9.6%	9.6%
2019	92	2,559,522	15.6%	24.2%	73,394	17.3%	26.9%
2020	101	2,390,456	14.6%	38.8%	63,234	14.9%	41.8%
2021	83	1,762,246	10.8%	49.6%	36,619	8.6%	50.4%
2022	94	1,670,331	10.2%	59.8%	37,039	8.7%	59.1%
2023	56	1,247,556	7.6%	67.4%	36,534	8.6%	67.7%
2024	41	1,402,556	8.6%	76.0%	35,443	8.4%	76.1%
2025	32	1,074,820	6.6%	82.6%	24,770	5.8%	81.9%
2026	23	780,921	4.8%	87.4%	22,945	5.4%	87.3%
2027 and thereafter	50	2,058,086	12.6%	100.0%	53,510	12.7%	100.0%
Total	668	16,357,892	100.0%		$424,180	100.0%

Weighted average remaining lease term (in years)		4.6			4.6

(1)
The year of lease expiration is pursuant to current contract terms. Some government tenants have the right to vacate their space before the stated expirations of their leases. As of March 31, 2018, government tenants occupying approximately 9.0% of our consolidated rentable square feet and responsible for approximately 7.7% of our annualized rental income as of March 31, 2018 have currently exercisable rights to terminate their leases before the stated terms of their leases expire. Also, in 2018, 2019, 2020, 2021, 2022, 2023, 2024, 2025, 2026, 2027 and 2028 early termination rights become exercisable by other tenants who currently occupy an additional approximately 0.7%, 5.2%, 7.1%, 1.6%, 3.4%, 0.5%, 0.3%, 0.1%, 0.6%, 0.0% and 0.6% of our consolidated rentable square feet, respectively, and contribute an additional approximately 0.6%, 4.9%, 7.0%, 1.5%, 2.9%, 0.6%, 0.5%, 0.4%, 0.8%, 0.1% and 0.5% of our annualized rental income, respectively, as of March 31, 2018. In addition, as of March 31, 2018, 26 of our government tenants have currently exercisable rights to terminate their leases if the legislature or other funding authority does not appropriate rent amounts in their respective annual budgets. These 26 tenants occupy approximately 13.0% of our consolidated rentable square feet and contribute approximately 12.3% of our annualized rental income as of March 31, 2018.

(2)
Leased square feet is pursuant to leases existing as of March 31, 2018, and includes (i) space being fitted out for tenant occupancy pursuant to our lease agreements, if any, and (ii) space which is leased, but is not occupied or is being offered for sublease by tenants, if any.  Square feet measurements are subject to changes when space is re-measured or re-configured for new tenants.

Disposition Activities (dollar amounts in thousands)

In March 2018, we sold an office property (one building) located in Minneapolis, MN with 193,594 rentable square feet for $20,000, excluding closing costs.

As of March 31, 2018, we had two properties (two buildings) with an aggregate carrying value of $18,080 classified as held for sale in our condensed consolidated balance sheets and included in continuing operations in our condensed consolidated statements of comprehensive income. In February 2018, we entered an agreement to sell one of these office properties (one building) located in Sacramento, CA with 110,500 rentable square feet for $10,755, excluding closing costs. This sale is expected to occur in the second quarter of 2018. In February 2018, we entered an agreement to sell the second of these office properties (one building) located in Safford, AZ with 36,139 rentable square feet for $8,250, excluding closing costs. In April 2018, the agreement to sell this property was terminated.

In April 2018, we entered an agreement to sell an office property (one building) located in New York, NY with 187,060 rentable square feet and a net book value of $96,633 at March 31, 2018 for $118,500, excluding closing costs. This property did not meet the held for sale criteria as of March 31, 2018. This sale is expected to occur in the second quarter of 2018.

As part of our long term plans to reduce our leverage, we expect to sell additional properties. We are marketing or plan to market for sale 23 properties (55 buildings) with an aggregate carrying value of $467,677 as of March 31, 2018. These properties did not meet held for sale criteria as of March 31, 2018.

We cannot be sure we will sell our properties under agreement or any of our properties that we are marketing or plan to market for sale or sell them for prices in excess of our carrying values. In addition, our pending sales are subject to conditions; accordingly, we cannot be sure that we will complete these sales or that these sales will not be delayed or their terms will not change.

Financing Activities (dollar amounts in thousands)

As of March 31, 2018 and December 31, 2017, one of our subsidiaries had 1,813,504 of 5.5% Series A Cumulative Preferred Units, or Preferred Units, outstanding. The $20,496 carrying value of these Preferred Units is recorded as temporary equity on our condensed consolidated balance sheets. On May 1, 2018, our subsidiary redeemed all of the outstanding Preferred Units for $11.15 per unit plus accrued and unpaid distributions (an aggregate of $20,310), using cash on hand and borrowings under our revolving credit facility.

Segment Information

We operate in two separate reportable business segments: ownership of real estate properties and our equity method investment in SIR.

RESULTS OF OPERATIONS (amounts in thousands, except per share amounts)

Three Months Ended March 31, 2018, Compared to Three Months Ended March 31, 2017

					Acquired Properties		Disposed Properties
					Results (2)		Results (3)
	Comparable Properties Results (1)				Three Months Ended		Three Months Ended			Consolidated Results
	Three Months Ended March 31				March 31,		March 31,			Three Months Ended March 31,
			$	%										$	%
	2018	2017	Change	Change	2018	2017	2018	2017		2018		2017		Change	Change
Rental income	$69,589	$68,143	$1,446	2.1%	$38,503	$405	$625	$748		$108,717		$69,296		$39,421	56.9%
Operating expenses:
Real estate taxes	8,645	8,048	597	7.4%	4,255	26	64	103		12,964		8,177		4,787	58.5%
Utility expenses	4,685	4,453	232	5.2%	1,870	7	135	146		6,690		4,606		2,084	45.2%
Other operating expenses	14,712	13,591	1,121	8.2%	7,825	60	300	341		22,837		13,992		8,845	63.2%
Total operating expenses	28,042	26,092	1,950	7.5%	13,950	93	499	590		42,491		26,775		15,716	58.7%
Net operating income (4)	$41,547	$42,051	$(504)	(1.2%)	$24,553	$312	$126	$158		66,226		42,521		23,705	55.7%

Other expenses:
Depreciation and amortization										44,204		20,505		23,699	115.6%
Loss on impairment of real estate										6,116		—		6,116	nm
General and administrative										9,606		3,962		5,644	142.5%
Total other expenses										59,926		24,467		35,459	144.9%
Operating income										6,300		18,054		(11,754)	(65.1%)
Dividend income										304		304		—	—%
Unrealized gain on equity securities									—	12,931	—	—	—	12,931	nm
Interest income										116		61		55	90.2%
Interest expense (including net amortization of debt premiums and discounts and debt issuance costs of $965 and $807, respectively)										(22,766)		(13,581)		(9,185)	67.6%
Income (loss) from continuing operations before income taxes and equity in earnings of investees										(3,115)		4,838		(7,953)	(164.4%)
Income tax expense										(32)		(18)		(14)	77.8%
Equity in earnings of investees										9,712		2,739		6,973	254.6%
Income from continuing operations										6,565		7,559		(994)	(13.1%)
Loss from discontinued operations										—		(144)		144	(100.0%)
Net income										6,565		7,415		(850)	(11.5%)
Preferred units of limited partnership distributions										(278)		—		(278)	nm
Net income available for common shareholders										$6,287		$7,415		$(1,128)	(15.2%)

Weighted average common shares outstanding (basic)										99,041		71,079		27,962	39.3%
Weighted average common shares outstanding (diluted)										99,049		71,094		27,955	39.3%

Per common share amounts (basic and diluted):
Income from continuing operations										$0.07		$0.11		$(0.04)	(36.4%)
Loss from discontinued operations										$—		$—		$—	—%
Net income available for common shareholders										$0.06		$0.10		$(0.04)	(40.0%)

Reconciliation of Net Income Available for Common Shareholders to Consolidated Property NOI: (4)
Net income available for common shareholders										$6,287		$7,415
Preferred units of limited partnership distributions										278		—
Net income										6,565		7,415
Loss from discontinued operations										—		144
Income from continuing operations										6,565		7,559
Equity in earnings of investees										(9,712)		(2,739)
Income tax expense										32		18
Interest expense										22,766		13,581
Interest income										(116)		(61)
Unrealized gain on equity securities										(12,931)		—
Dividend income										(304)		(304)
Operating income										6,300		18,054
General and administrative										9,606		3,962
Loss on impairment of real estate										6,116		—
Depreciation and amortization										44,204		20,505
Net operating income										$66,226		$42,521

Calculation of Funds From Operations Available for Common Shareholders and Normalized Funds From Operations Available for Common Shareholders (5)
	2018	2017
Net income available for common shareholders	$6,287	$7,415
Plus: Depreciation and amortization
Consolidated properties	44,204	20,505
Unconsolidated joint venture properties	2,185	—
Plus: FFO attributable to Select Income REIT investment	18,488	12,404
Plus: Loss on impairment of real estate	6,116	—
Less: Equity in earnings from Select Income REIT	(10,289)	(2,611)
Funds from operations available for common shareholders	66,991	37,713
Plus: Normalized FFO attributable to Select Income REIT investment	15,606	14,590
Less: FFO attributable to Select Income REIT investment	(18,488)	(12,404)
Less: Estimated business management incentive fees (6)	2,887	—
Less: Unrealized gain on equity securities	(12,931)	—
Normalized funds from operations available for common shareholders	$54,065	$39,899

Funds from operations per common share available for common shareholders (basic and diluted)	$0.68	$0.53
Normalized funds from operations per common share available for common shareholders (basic and diluted)	$0.55	$0.56

(1)	Comparable properties consist of 71 consolidated properties (93 buildings) we owned on March 31, 2018 and which we owned continuously since January 1, 2017.

(2)
Acquired properties consist of 36 consolidated properties (73 buildings) we acquired since January 1, 2017. In October 2017, we acquired 35 of these properties (72 buildings) in connection with the FPO Transaction and acquired one property (one building) in a separate transaction in January 2017.

(3)
Disposed properties consist of one consolidated property (one building) which we sold in October 2017 and one consolidated property (one building) we sold during the three months ended March 31, 2018 and excludes one property (one building) classified as discontinued operations which was sold in August 2017.

(4)
The calculation of Consolidated Property Net Operating Income, or NOI, excludes certain components of net income available for common shareholders in order to provide results that are more closely related to our consolidated property level results of operations. We define Consolidated Property NOI as consolidated income from our rental of real estate less our consolidated property operating expenses. Consolidated Property NOI excludes amortization of capitalized tenant improvement costs and leasing commissions that we record as depreciation and amortization. We consider Consolidated Property NOI to be an appropriate supplemental measure to net income available for common shareholders because it may help both investors and management to understand the operations of our consolidated properties. We use Consolidated Property NOI to evaluate individual and company wide consolidated property level performance, and we believe that Consolidated Property NOI provides useful information to investors regarding our results of operations because it reflects only those income and expense items that are generated and incurred at the property level and may facilitate comparisons of our operating performance between periods and with other REITs. Consolidated Property NOI does not represent cash generated by operating activities in accordance with U.S. generally accepted accounting principles, or GAAP, and should not be considered an alternative to net income, net income available for common shareholders or operating income as an indicator of our operating performance or as a measure of our liquidity. This measure should be considered in conjunction with net income, net income available for common shareholders and operating income as presented in our condensed consolidated statements of comprehensive income (loss). Other real estate companies and REITs may calculate Consolidated Property NOI differently than we do.

(5)
We calculate funds from operations, or FFO, available for common shareholders and normalized funds from operations, or Normalized FFO, available for common shareholders as shown above. FFO available for common shareholders is calculated on the basis defined by The National Association of Real Estate Investment Trusts, or Nareit, which is net income available for common shareholders calculated in accordance with GAAP, plus real estate depreciation and amortization of consolidated properties and our proportionate share of the real estate depreciation and amortization of unconsolidated joint venture properties and the difference between FFO attributable to an equity investment and equity in earnings of an equity investee but excluding impairment charges on and increases in the carrying value of real estate assets, any gain or loss on sale of real estate, as well as certain other adjustments currently not applicable to us. Our calculation of Normalized FFO available for common shareholders differs from Nareit's definition of FFO available for common shareholders because we include SIR's Normalized FFO attributable to our equity investment in SIR (net of FFO attributable to our equity investment in SIR), we include business management incentive fees, if any, only in the fourth quarter versus the quarter when they are recognized as expense in accordance with GAAP due to their quarterly volatility not necessarily being indicative of our core operating performance and the uncertainty as to whether any such business management incentive fees will be payable when all contingencies for determining such fees are known at the end of the calendar year and we exclude unrealized gains and losses on equity securities. We consider FFO available for common shareholders and Normalized FFO available for common shareholders to be appropriate supplemental measures of operating performance for a REIT, along with net income, net income available for our common shareholders and operating income. We believe that FFO available for common shareholders and Normalized FFO available for common shareholders provide useful information to investors because by excluding the effects of certain historical amounts, such as depreciation expense, FFO available for common shareholders and Normalized FFO available for common shareholders may facilitate a comparison of our operating performance between periods and with other REITs. FFO available for common shareholders and Normalized FFO available for common shareholders are among the factors considered by our Board of Trustees when determining the amount of distributions to our shareholders. Other factors include, but are not limited to, requirements to maintain our qualification for taxation as a REIT, limitations in our credit agreement and public debt covenants, the availability to us of debt and equity capital, our expectation of our future capital requirements and operating performance, our receipt of distributions from SIR and our expected needs for and availability of cash to pay our obligations. FFO available for common shareholders and Normalized FFO available for common shareholders do not represent cash generated by operating activities in accordance with GAAP and should not be considered alternatives to net income, net income available for common shareholders or operating income as indicators of our operating performance or as measures of our liquidity. These measures should be considered in conjunction with net income, net income available for common shareholders and operating income as presented in our condensed consolidated statements of comprehensive income. Other real estate companies and REITs may calculate FFO available for common shareholders and Normalized FFO available for common shareholders differently than we do.

(6)
Incentive fees under our business management agreement with The RMR Group LLC, or RMR LLC, are payable after the end of each calendar year, are calculated based on common share total return, as defined, and are included in general and administrative expense in our condensed consolidated statements of comprehensive income. In calculating net income available for common shareholders in accordance with GAAP, we recognize estimated business management incentive fee expense, if any, in the first, second and third quarters. Although we recognize this expense, if any, in the first, second and third quarters for purposes of calculating net income available for common shareholders, we do not include such expense in the calculation of Normalized FFO available for common shareholders until the fourth quarter, when the amount of the business management incentive fee expense for the calendar year, if any, is determined.

We refer to the 71 consolidated properties (93 buildings) we owned on March 31, 2018 and which we have owned continuously since January 1, 2017 as comparable properties. We refer to the 36 consolidated properties (73 buildings) that we acquired during the period from January 1, 2017 to March 31, 2018 as the acquired properties. We refer to the two properties (two buildings) we sold during the period from January 1, 2017 to March 31, 2018 as the disposed properties.

Our condensed consolidated statements of comprehensive income for the three months ended March 31, 2018 include the operating results of 36 acquired properties (73 buildings) for the entire period, as we acquired those properties during 2017, exclude the operating results of one disposed property (one building) for the entire period, as we sold that property during 2017, and exclude the operating results of one disposed property (one building) for less than the entire period, as we sold the property during the 2018 period. Our condensed consolidated statements of comprehensive income for the three months ended March 31, 2017 exclude the operating results of 35 acquired properties (72 buildings) for the entire period, as we acquired those properties after March 31, 2017, include the operating results of one acquired property (one building) for less than the entire period, as we acquired the property during the 2017 period and include the operating results of two disposed properties (two buildings) for the entire period as we sold those properties after March 31, 2017.

References to changes in the income and expense categories below relate to the comparison of consolidated results for the three month period ended March 31, 2018, compared to the three month period ended March 31, 2017.

Rental income. The increase in rental income reflects an increase in rental income for comparable properties and the rental income from the acquired properties, partially offset by a decrease in rental income from the disposed properties. Rental income for comparable properties increased $1,446 primarily due to increases in rental rates and in occupied space at certain of our properties in the 2018 period. Rental income increased $38,098 as a result of the acquired properties. Rental income declined $123 as a result of the disposed properties. Rental income includes non-cash straight line rent adjustments totaling $3,091 in the 2018 period and $1,300 in the 2017 period, and amortization of acquired leases and assumed lease obligations totaling ($835) in the 2018 period and ($627) in the 2017 period.

Real estate taxes. The increase in real estate taxes reflects an increase in real estate taxes for comparable properties and the real estate taxes for the acquired properties, partially offset by a decrease in real estate taxes for the disposed properties. Real estate taxes for comparable properties increased $597 due primarily to the effect of higher real estate tax valuation assessments at certain of our properties in the 2018 period. Real estate taxes increased $4,229 as a result of the acquired properties. Real estate taxes declined $39 as a result of the disposed properties.

Utility expenses. The increase in utility expenses reflects an increase in utility expenses for the comparable properties and utility expenses for the acquired properties, partially offset by a decrease in utility expenses for the disposed properties. Utility expenses at comparable properties increased $232 primarily due to an increase in electricity usage and rates at certain of our buildings during the 2018 period. Utility expenses increased $1,863 as a result of the acquired properties. Utility expenses declined $11 as a result of the disposed properties.

Other operating expenses. Other operating expenses consist of salaries and benefit costs of property level personnel, repairs and maintenance expense, cleaning expense, other direct costs of operating our properties and property management fees. The increase in other operating expenses reflects an increase in expenses for the comparable properties and the other operating expenses for the acquired properties, partially offset by a decrease in other operating expenses for the disposed properties. Other operating expenses at comparable properties increased $1,121 primarily as a result of higher repairs and maintenance costs during the 2018 period. Other operating expenses increased $7,765 as a result of the acquired properties. Other operating expenses declined $41 as a result of the disposed properties.

Depreciation and amortization. The increase in depreciation and amortization reflects the effect of the acquired properties and of improvements made to certain of our comparable properties, partially offset by the effect of certain assets becoming fully depreciated and property dispositions. Depreciation and amortization increased $23,442 as a result of the acquired properties. Depreciation and amortization at comparable properties increased $399 due primarily to depreciation and amortization of improvements made to certain of our properties after January 1, 2017, partially offset by certain leasing related assets becoming fully depreciated after January 1, 2017. Depreciation and amortization declined $142 as a result of the disposed properties.

Loss on impairment of real estate. We recorded a $6,116 loss on impairment of real estate in the 2018 period to reduce the carrying value of three properties (three buildings) to their estimated fair value less costs to sell.

General and administrative. General and administrative expenses consist of fees pursuant to our business management agreement, equity compensation expense, legal and accounting fees, Trustees’ fees and expenses, securities listing and transfer agency fees and other costs relating to our status as a publicly traded company. The increase in general and administrative expenses is primarily as a result of an increase in business management fees as a result of our acquisition activity and the estimated incentive fees accrued in the 2018 period.

Dividend income. Dividend income consists of dividends received from our investment in The RMR Group Inc., or RMR Inc.

Unrealized gain on equity securities. Unrealized gain on equity securities represents the adjustment required to adjust the carrying value of our investment in RMR Inc. common shares to its fair value as of March 31, 2018 in accordance with new GAAP standards effective January 1, 2018.

Interest income. The increase in interest income is primarily the result of higher cash balances in the 2018 period.

Interest expense. The increase in interest expense reflects higher average outstanding debt balances and higher weighted average interest rates on borrowings during the 2018 period compared to the 2017 period.

Income tax expense. The increase in income tax expense reflects higher operating income in certain jurisdictions in the 2018 period that are subject to state income taxes.

Equity in earnings of investees. Equity in earnings of investees represents our proportionate share of earnings from our investments in SIR, Affiliates Insurance Company, or AIC, and two unconsolidated joint ventures.

Loss from discontinued operations. Loss from discontinued operations reflects operating results for one property (one building) included in discontinued operations during the 2017 period. We sold this property in August 2017.

Preferred units of limited partnership distributions. Preferred units of limited partnership distributions represent distributions to the holders of Preferred Units.

Net income and net income available for common shareholders. Our net income, net income available for common shareholders and net income available for common shareholders per basic and diluted common share decreased in the 2018 period compared to the 2017 period primarily as a result of the changes noted above. The percentage decrease in net income available for common shareholders per common share (basic and diluted) is higher primarily as a result of the higher number of weighted average common shares outstanding as result of our issuance of common shares in an underwritten public offering in July 2017.

LIQUIDITY AND CAPITAL RESOURCES

Our Operating Liquidity and Resources (dollar amounts in thousands)

Our principal sources of funds to meet operating and capital expenses, debt service obligations and pay distributions on our common shares are the operating cash flows we generate as rental income from our properties, the distributions we receive from our investments in SIR and RMR Inc. and borrowings under our revolving credit facility. We believe that these sources of funds will be sufficient to meet our operating and capital expenses and debt service obligations and pay distributions on our common shares for the next 12 months and for the foreseeable future thereafter. Our future cash flows from operating activities will depend primarily upon:

•	our ability to maintain or increase the occupancy of, and the rental rates at, our properties;

•	our ability to control operating expenses and capital expenses at our properties;

•	our ability to purchase additional properties which produce cash flows from operations in excess of our cost of acquisition capital and property operating expenses and capital expenses; and

•	our receipt of distributions from our investments in SIR and RMR Inc.

Our future purchases of properties cannot be accurately projected because such purchases depend upon purchase opportunities which come to our attention and our ability to successfully complete the acquisitions. We generally do not intend to purchase “turn around” properties, or properties which do not generate positive cash flows.

Our changes in cash flows for the three months ended March 31, 2018 compared to the same period in 2017 were as follows: (i) cash provided by operating activities increased from $26,225 in 2017 period to $35,267 in the 2018 period; (ii) cash flows from investing activities changed from $12,200 of cash used in investing activities in the 2017 period to $11,019 of cash provided by investing activities in the 2018 period; and (iii) cash used in financing activities increased from $30,985 in the 2017 period to $43,820 in the 2018 period.

The increase in cash provided by operating activities for the three month period ended March 31, 2018 as compared to the corresponding prior year period was due primarily to an increase in Consolidated Property NOI from our acquisition activities and an increase in distributions we received from our investment in SIR classified as an operating activity in our condensed consolidated statement of cash flows as a result of an increase in the equity in earnings of SIR we recognized in the 2018 period, partially offset by unfavorable changes in working capital. The change from cash used in investing activities in the 2017 period to cash provided by investing activities in the 2018 period is primarily due to our receipt of cash proceeds from the sale of one of our properties (one building) in the 2018 period, compared to our use of cash to acquire one of our properties (one building) in the 2017 period. The increase in cash used in financing activities for the three month period ended March 31, 2018 as compared to the corresponding prior year period was due primarily to an increase in our distributions to common shareholders in the 2018 period as a result of our issuance of common shares in July 2017.

Our Investment and Financing Liquidity and Resources (dollar amounts in thousands, except per share and per square foot amounts)

In order to fund acquisitions and to meet cash needs that may result from our desire or need to make distributions or pay operating or capital expenses, we maintain a $750,000 unsecured revolving credit facility. The maturity date of our revolving credit facility is January 31, 2019 and, subject to our payment of an extension fee and meeting other conditions, we have an option to extend the stated maturity date of our revolving credit facility by one year to January 31, 2020. We are required to pay interest at a rate of LIBOR plus a premium, which was 125 basis points per annum at March 31, 2018, on the amount outstanding under our revolving credit facility. We also pay a facility fee on the total amount of lending commitments under our revolving credit facility, which was 25 basis points per annum at March 31, 2018. Both the interest rate premium and the facility fee are subject to adjustment based upon changes to our credit ratings. We can borrow, repay and reborrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity. As of March 31, 2018, the annual interest rate payable on borrowings under our revolving credit facility was 3.0%. As of March 31, 2018 and May 1, 2018, we had $570,000 and $580,000, respectively, outstanding under our revolving credit facility.

Our revolving credit facility is governed by a credit agreement, or our credit agreement, with a syndicate of institutional lenders, which also governs our two unsecured term loans:

•
Our $300,000 term loan, which matures on March 31, 2020, is prepayable without penalty at any time. We are required to pay interest at a rate of LIBOR plus a premium, which was 140 basis points per annum at March 31, 2018, on the amount outstanding under our $300,000 term loan.  The interest rate premium is subject to adjustment based upon changes to our credit ratings.  As of March 31, 2018, the annual interest rate for the amount outstanding under our $300,000 term loan was 3.3%.

•
Our $250,000 term loan, which matures on March 31, 2022, is prepayable without penalty at any time. We are required to pay interest at a rate of LIBOR plus a premium, which was 180 basis points per annum at March 31, 2018, on the amount outstanding under our $250,000 term loan.  The interest rate premium is subject to adjustment based upon changes to our credit ratings.  As of March 31, 2018, the annual interest rate for the amount outstanding under our $250,000 term loan was 3.7%.

Our credit agreement also includes a feature under which the maximum borrowing availability may be increased to up to $2,500,000 on a combined basis in certain circumstances.

Our credit agreement provides that, with certain exceptions, a subsidiary of ours is required to guaranty our obligations under the revolving credit facility and term loans only if that subsidiary has separately incurred debt (other than nonrecourse debt), within the meaning specified in our credit agreement, or provided a guarantee of debt incurred by us or any of our other subsidiaries.

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

As of March 31, 2018, our debt maturities (other than our revolving credit facility) are as follows: $2,772 in 2018, $361,541 in 2019, $338,433 in 2020, $14,420 in 2021, $575,518 in 2022 and $399,564 thereafter.

None of our unsecured debt obligations require sinking fund payments prior to their maturity dates. Our $182,248 in mortgage debts generally require monthly payments of principal and interest through maturity.
In addition to our debt obligations, as of March 31, 2018, we have estimated unspent leasing related obligations of $32,762.

As of March 31, 2018 and December 31, 2017, there was an aggregate of 1,813,504 Preferred Units outstanding. The $20,496 carrying value of the Preferred Units is recorded as temporary equity on our condensed consolidated balance sheets. On May 1, 2018, our subsidiary redeemed all of the outstanding Preferred Units for $11.15 per unit plus accrued and unpaid distributions (an aggregate of $20,310), using cash on hand and borrowings under our revolving credit facility.

We currently expect to use cash balances, borrowings under our revolving credit facility, net proceeds from property sales, distributions from our investments in SIR and RMR Inc., assumptions of mortgage debt and net proceeds from offerings of equity or debt securities to fund our future operations, capital expenditures, distributions to our shareholders and property acquisitions. When significant amounts are outstanding under our revolving credit facility or the maturities of our indebtedness approach, we expect to explore refinancing alternatives. Such alternatives may include incurring additional term debt, issuing equity or debt securities, extending the maturity date of our revolving credit facility and entering into a new revolving credit facility. We may assume additional mortgage debt in connection with our acquisitions or elect to place new mortgages on properties we own as a source of financing. We may also seek to participate in additional joint venture or other arrangements that may provide us with additional sources of financing. Although we cannot be sure that we will be successful in consummating any particular type of financing, we believe that we will have access to financing, such as debt and equity offerings, to fund future acquisitions and capital expenditures and to pay our obligations. We currently have an effective shelf registration statement that allows us to issue public securities on an expedited basis, but it does not assure that there will be buyers for such securities.
Our ability to obtain, and the costs of, our future debt financings will depend primarily on credit market conditions and our creditworthiness. We have no control over market conditions. Potential investors and lenders likely will evaluate our ability to pay distributions to shareholders, fund required debt service and repay debts when they become due by reviewing our business practices and plans to balance our use of debt and equity capital so that our financial profile and leverage ratios afford us flexibility to withstand any reasonably anticipated adverse changes. Similarly, our ability to raise equity capital in the future will depend primarily upon equity capital market conditions and our ability to conduct our business to maintain and grow our operating cash flows. We intend to conduct our business in a manner that will afford us reasonable access to capital for investment and financing activities, but we cannot be sure that we will be able to successfully carry out this intention.

In 2017, both Moody's Investors Service, or Moody's, and Standard & Poor's Ratings Services, or S&P, updated our debt ratings outlook to negative during 2017 as a result of uncertainties related to the FPO Transaction. Negative debt ratings outlooks may imply that our debt ratings may be downgraded unless we are successful in reorganizing our financial profile.

On February 26, 2018, we paid a regular quarterly distribution to common shareholders of record on January 29, 2018 of $0.43 per share, or $42,632. We funded this distribution using cash on hand and borrowings under our revolving credit facility. On April 19, 2018, we declared a regular quarterly distribution payable to common shareholders of record on April 30, 2018 of $0.43 per share, or $42,634. We expect to pay this distribution on or about May 21, 2018 using cash on hand and borrowings under our revolving credit facility.

Off Balance Sheet Arrangements

We own 50% and 51% interests in two unconsolidated joint ventures which own two properties (three buildings). The properties owned by these joint ventures are encumbered by an aggregate $82,000 principal amount of mortgage indebtedness. We do not control the activities that are most significant to these joint ventures and, as a result, we account for our investment in these joint ventures under the equity method of accounting. See Note 4 to the Notes to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on the financial condition and results of operations of these joint ventures. Other than these joint ventures, as of March 31, 2018, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Debt Covenants (dollars in thousands)

Our principal debt obligations at March 31, 2018 consisted of borrowings under our $750,000 revolving credit facility, our $300,000 term loan, our $250,000 term loan, an aggregate outstanding principal amount of $960,000 of public issuances of senior unsecured notes and eight secured mortgage notes with an aggregate outstanding principal balance of $182,248 that were assumed in connection with certain of our acquisitions. Also, two properties (three buildings) which are owned by joint ventures secure two additional mortgage notes. Our publicly issued senior unsecured notes are governed by indentures and their supplements. Our senior unsecured notes indentures and their supplements and our credit agreement provide for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, such as, in the case of our credit agreement, a change of control of us, which includes RMR LLC ceasing to act as our business and property manager. Our senior unsecured notes indentures and their supplements and our credit agreement also contain a number of covenants which generally restrict our ability to incur debts, including debts secured by mortgages on our properties, in excess of calculated amounts, require us to maintain various financial ratios, and, in the case of our credit agreement, restrict our ability to make distributions to our shareholders in certain circumstances. Our mortgage notes are non-recourse, subject to certain limited exceptions, and do not contain any material financial covenants.  As of March 31, 2018, we believe we were in compliance with the terms and conditions of our respective covenants under our credit agreement and senior unsecured notes indentures and their supplements.
Neither our credit agreement nor our senior unsecured notes indentures and their supplements contain provisions for acceleration which could be triggered by our debt ratings. However, under our credit agreement our highest senior debt rating is used to determine the fees and interest rates we pay. Accordingly, if that debt rating is downgraded, our interest expense and related costs under our credit agreement would increase. As noted above, both Moody's and S&P updated our rating outlook to negative during 2017, which may imply that our debt ratings may be downgraded unless we are successful in reorganizing our financial profile.
Our credit agreement has cross default provisions to other indebtedness that is recourse of $25,000 or more and indebtedness that is non-recourse of $50,000 or more. Similarly, our senior unsecured notes indentures and their supplements contain cross default provisions to any other debts of more than $25,000 (or up to $50,000 in certain circumstances).
Related Person Transactions

We have relationships and historical and continuing transactions with RMR LLC, RMR Inc. and others related to them. For example: we have no employees and the personnel and various services we require to operate our business are provided to us by RMR LLC pursuant to our business and property management agreements with RMR LLC; RMR Inc. is the managing member of RMR LLC; Adam D. Portnoy, one of our Managing Trustees, is the sole trustee of ABP Trust, which is the controlling shareholder of RMR Inc.; and we own shares of class A common stock of RMR Inc. We also have relationships and historical and continuing transactions with other companies to which RMR LLC or its subsidiaries provide management services and which may have trustees, directors and officers who are also trustees, directors or officers of us, RMR LLC or RMR Inc., including: SIR, of which we are the largest shareholder and at March 31, 2018, owned approximately 27.8% of the outstanding SIR common shares; and AIC, of which we, ABP Trust, SIR and four other companies to which RMR LLC provides management services each own 14.3% and which arranges and reinsures in part a combined property insurance program for us and its six other shareholders. For further information about these and other such relationships and related person transactions, see Notes 10, 11 and 12 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, our Annual Report, our definitive Proxy Statement for our 2018 Annual Meeting of Shareholders and our other filings with the Securities and Exchange Commission, or SEC. In addition, see the section captioned “Risk Factors” of our Annual Report for a description of risks that may arise as a result of these and other related person transactions and relationships. Our filings with the SEC and copies of certain of our agreements with these related persons, including our business and property management agreements with RMR LLC and our shareholders agreement with AIC and its six other shareholders, are available as exhibits to our filings with the SEC and accessible at the SEC’s website, www.sec.gov. We may engage in additional transactions with related persons, including businesses to which RMR LLC or its subsidiaries provide management services.

Item 3. Quantitative and Qualitative Disclosures About Market Risk (dollar amounts in thousands, except per share data)

We are exposed to risks associated with market changes in interest rates. We manage our exposure to this market risk by monitoring available financing alternatives. Our strategy to manage exposure to changes in interest rates has not materially changed since December 31, 2017. Other than as described below, we do not currently foresee any significant changes in our exposure to fluctuations in interest rates or in how we manage this exposure in the near future.

Fixed Rate Debt

At March 31, 2018, our outstanding fixed rate debt consisted of the following:

		Annual	Annual		Interest
	Principal	Interest	Interest		Payments
Debt	Balance (1)	Rate (1)	Expense (1)	Maturity	Due
Senior unsecured notes	$350,000	3.750%	$13,125	2019	Semi-annually
Senior unsecured notes	310,000	5.875%	18,213	2046	Quarterly
Senior unsecured notes	300,000	4.000%	12,000	2022	Semi-annually
Mortgage note (one property (one building) in Tampa, FL)	8,152	7.000%	579	2019	Monthly
Mortgage note (one property (one building) in Washington, DC)	34,285	5.720%	1,988	2020	Monthly
Mortgage note (one property (one building) in Chesapeake, VA)	3,126	4.260%	135	2020	Monthly
Mortgage note (one property (one building) in Lakewood, CO)	3,771	8.150%	312	2021	Monthly
Mortgage note (one property (one building) in Fairfax, VA)	13,628	5.877%	812	2021	Monthly
Mortgage note (one property (one building) in Washington, DC)	27,708	4.220%	1,186	2022	Monthly
Mortgage note (one property (one building) in Washington, DC)	24,798	4.800%	1,207	2023	Monthly
Mortgage note (one property (one building) in Washington, DC)	66,780	4.050%	2,742	2030	Monthly
	$1,142,248		$52,299

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

Our $350,000 and $300,000 senior unsecured notes require semi-annual interest payments through maturity and our $310,000 senior unsecured notes require quarterly interest payments through maturity.  Our mortgages generally require principal and interest payments through maturity pursuant to amortization schedules.  Because these debts require interest to be paid at a fixed rate, changes in market interest rates during the term of these debts will not affect our interest obligations.  If these debts were refinanced at interest rates which are one percentage point higher or lower than shown above, our annual interest cost would increase or decrease by approximately $11,446.

Changes in market interest rates also would affect the fair value of our fixed rate debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt.  Based on the balances outstanding at March 31, 2018, and discounted cash flow analyses through the respective maturity dates, and assuming no other changes in factors that may affect the fair value of our fixed rate debt obligations, a hypothetical immediate one percentage point increase in interest rates would change the fair value of those obligations by approximately $53,694.

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

At March 31, 2018, we owned 50% and 51% interests in two joint venture arrangements which owned two properties (three buildings) that are secured by fixed rate debt consisting of the following mortgage notes:

	Our JV		Annual	Annual		Interest
	Ownership	Principal	Interest	Interest		Payments
Debt	Interest	Balance (1)(2)	Rate (1)	Expense (1)	Maturity	Due
Mortgage note one property (one building) in Washington, DC	50%	$32,000	3.920%	$1,254	2024	Monthly
Mortgage note one property (two buildings) in Fairfax, VA	51%	50,000	3.910%	1,955	2029	Monthly
		$82,000		$3,209

(1)
The principal balance, annual interest rate and annual interest expense are the amounts stated in the applicable contract. In accordance with GAAP, the joint ventures' recorded interest expense may differ from these amounts because of market conditions at the time they incurred the debt.

(2)	Reflects the entire balance of the debt secured by the properties and is not adjusted to reflect the part of the joint venture arrangement interests we do not own.

Floating Rate Debt

At March 31, 2018, our floating rate debt consisted of $570,000 of borrowings under our $750,000 revolving credit facility, our $300,000 term loan and our $250,000 term loan. Our revolving credit facility matures in January 2019 and, subject to our meeting certain conditions, including our payment of an extension fee, we have the option to extend the stated maturity by one year to January 2020. No principal repayments are required under our revolving credit facility or our term loans prior to maturity, and we can borrow, repay and reborrow funds available under our revolving credit facility, subject to conditions, at any time without penalty. Our $300,000 term loan matures on March 31, 2020. Our $250,000 term loan matures on March 31, 2022. Amounts outstanding under our term loans may be repaid without penalty at any time, but after they are repaid amounts may not be redrawn.

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

The following table presents the impact a one percentage point increase in interest rates would have on our annual floating rate interest expense as of March 31, 2018:

	Impact of Changes in Interest Rates
	Annual	Outstanding	Total Interest	Annual Earnings
	Interest Rate (1)	Debt	Expense Per Year	Per Share Impact (2)
At March 31, 2018	3.2%	$1,120,000	$36,338	$0.37
One percentage point	4.2%	$1,120,000	$47,693	$0.48

(1)	Weighted based on the respective interest rates and outstanding borrowings under our revolving credit facility and our term loans as of March 31, 2018.

(2)	Based on the weighted average shares outstanding (diluted) for the three months ended March 31, 2018.

The following table presents the impact a one percentage point increase in interest rates would have on our annual floating rate interest expense as of March 31, 2018 if we were fully drawn on our revolving credit facility and our term loans remained outstanding:

	Impact of an Increase in Interest Rates
	Annual	Outstanding	Total Interest	Annual Earnings
	Interest Rate (1)	Debt	Expense Per Year	Per Share Impact (2)
At March 31, 2018	3.2%	$1,300,000	$42,178	$0.43
One percentage point	4.2%	$1,300,000	$55,358	$0.56

(1)	Weighted based on the respective interest rates and outstanding borrowings under our revolving credit facility (assuming fully drawn) and our term loans as of March 31, 2018.

(2)	Based on the weighted average shares outstanding (diluted) for the three months ended March 31, 2018.

The foregoing tables show the impact of an immediate increase in floating interest rates as of March 31, 2018.  If interest rates were to increase gradually over time, the impact would be spread over time. Our exposure to fluctuations in floating interest rates will increase or decrease in the future with increases or decreases in the outstanding amount under our revolving credit facility, our term loans or our other floating rate debt, if any. Although we have no present plans to do so, we may in the future enter into hedge arrangements from time to time to mitigate our exposure to changes in interest rates.

Item 4.  Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, our management carried out an evaluation, under the supervision and with the participation of our President and Chief Operating Officer and our Chief Financial Officer and Treasurer, of the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our President and Chief Operating Officer and our Chief Financial Officer and Treasurer concluded that our disclosure controls and procedures are effective.

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

WARNING CONCERNING FORWARD LOOKING STATEMENTS

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS STATEMENTS THAT CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER SECURITIES LAWS.  ALSO, WHENEVER WE USE WORDS SUCH AS “BELIEVE”, “EXPECT”, “ANTICIPATE”, “INTEND”, “PLAN”, “ESTIMATE”, “WILL”, “MAY” AND NEGATIVES OR DERIVATIVES OF THESE OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS.  THESE FORWARD LOOKING STATEMENTS ARE BASED UPON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, BUT FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR.  FORWARD LOOKING STATEMENTS IN THIS REPORT RELATE TO VARIOUS ASPECTS OF OUR BUSINESS, INCLUDING:

•	OUR SALES AND ACQUISITIONS OF PROPERTIES,

•	OUR ABILITY TO COMPETE FOR ACQUISITIONS AND TENANCIES EFFECTIVELY,

•	THE LIKELIHOOD THAT OUR TENANTS WILL PAY RENT OR BE NEGATIVELY AFFECTED BY CYCLICAL ECONOMIC CONDITIONS OR GOVERNMENT BUDGET CONSTRAINTS,

•	THE LIKELIHOOD THAT OUR TENANTS WILL RENEW OR EXTEND THEIR LEASES AND NOT EXERCISE EARLY TERMINATION OPTIONS PURSUANT TO THEIR LEASES OR THAT WE WILL OBTAIN REPLACEMENT TENANTS,

•	THE LIKELIHOOD THAT OUR RENTS WILL INCREASE WHEN WE RENEW OR EXTEND OUR LEASES OR ENTER NEW LEASES,

•	OUR ABILITY TO PAY DISTRIBUTIONS TO OUR SHAREHOLDERS AND TO SUSTAIN THE AMOUNT OF SUCH DISTRIBUTIONS,

•	OUR EXPECTATION THAT WE BENEFIT FROM OUR OWNERSHIP INTEREST IN SIR,

•	OUR POLICIES AND PLANS REGARDING INVESTMENTS, FINANCINGS AND DISPOSITIONS,

•	THE FUTURE AVAILABILITY OF BORROWINGS UNDER OUR REVOLVING CREDIT FACILITY,

•
OUR EXPECTATION THAT THERE WILL BE OPPORTUNITIES FOR US TO ACQUIRE, AND THAT WE WILL ACQUIRE, ADDITIONAL PROPERTIES IN THE METROPOLITAN WASHINGTON, D.C. MARKET AREA OR ELSEWHERE, INCLUDING PROPERTIES THAT ARE MAJORITY LEASED TO GOVERNMENT TENANTS, GOVERNMENT CONTRACTOR TENANTS OR OTHER PRIVATE TENANTS,

•	OUR EXPECTATIONS REGARDING DEMAND FOR LEASED SPACE BY GOVERNMENT TENANTS,

•	OUR ABILITY TO RAISE DEBT OR EQUITY CAPITAL,

•	OUR ABILITY TO PAY INTEREST ON AND PRINCIPAL OF OUR DEBT,

•	OUR ABILITY TO APPROPRIATELY BALANCE OUR USE OF DEBT AND EQUITY CAPITAL,

•	OUR CREDIT RATINGS,

•	OUR EXPECTED BENEFITS FROM THE FPO TRANSACTION,

•	OUR EXPECTATION THAT WE BENEFIT FROM OUR OWNERSHIP INTEREST IN AND OTHER RELATIONSHIPS WITH RMR INC.,

•	OUR EXPECTATION THAT WE BENEFIT FROM OUR OWNERSHIP INTEREST IN AND OTHER RELATIONSHIPS WITH AIC AND FROM OUR PARTICIPATION IN INSURANCE PROGRAMS ARRANGED BY AIC,

•	THE CREDIT QUALITIES OF OUR TENANTS,

•	OUR QUALIFICATION FOR TAXATION AS A REIT, AND

•	OTHER MATTERS.

OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY OUR FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS.  FACTORS THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FORWARD LOOKING STATEMENTS AND UPON OUR BUSINESS, RESULTS OF OPERATIONS, FINANCIAL CONDITION, FFO AVAILABLE FOR COMMON SHAREHOLDERS, NORMALIZED FFO AVAILABLE FOR COMMON SHAREHOLDERS, NOI, CASH FLOWS, LIQUIDITY AND PROSPECTS INCLUDE, BUT ARE NOT LIMITED TO:

•	THE IMPACT OF CONDITIONS AND CHANGES IN THE ECONOMY AND THE CAPITAL MARKETS ON US AND OUR TENANTS,

•	COMPETITION WITHIN THE REAL ESTATE INDUSTRY, PARTICULARLY IN THOSE MARKETS IN WHICH OUR PROPERTIES ARE LOCATED AND WITH RESPECT TO GOVERNMENT TENANCIES,

•	THE IMPACT OF CHANGES IN THE REAL ESTATE NEEDS AND FINANCIAL CONDITIONS OF GOVERNMENT TENANTS,

•	COMPLIANCE WITH, AND CHANGES TO, FEDERAL, STATE AND LOCAL LAWS AND REGULATIONS, ACCOUNTING RULES, TAX LAWS AND SIMILAR MATTERS,

•	ACTUAL AND POTENTIAL CONFLICTS OF INTEREST WITH OUR RELATED PARTIES, INCLUDING OUR MANAGING TRUSTEES, RMR LLC, RMR INC., SIR, AIC AND OTHERS AFFILIATED WITH THEM,

•	LIMITATIONS IMPOSED ON OUR BUSINESS AND OUR ABILITY TO SATISFY COMPLEX RULES IN ORDER FOR US TO QUALIFY FOR TAXATION AS A REIT FOR U.S. FEDERAL INCOME TAX PURPOSES, AND

•	ACTS OF TERRORISM, OUTBREAKS OF SO CALLED PANDEMICS OR OTHER MANMADE OR NATURAL DISASTERS BEYOND OUR CONTROL.

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

•
AS PART OF OUR LONG TERM FINANCING PLANS TO REDUCE OUR LEVERAGE, WE EXPECT TO DISPOSE OF CERTAIN OF OUR PROPERTIES. CURRENTLY, WE ARE MARKETING OR PLAN TO MARKET FOR SALE 24 PROPERTIES. WE CANNOT BE SURE WE WILL SELL ANY OF THESE PROPERTIES OR WHAT THE TERMS OF ANY SALE MAY BE. WE MAY SELL SOME OR ALL OF THESE PROPERTIES AT PRICES THAT ARE LESS THAN OUR CARRYING VALUES AND WE MAY OTHERWISE INCUR LOSSES AS A RESULT OF CONSIDERING AND PURSUING THESE SALES. FURTHER, WE MAY ELECT TO CHANGE WHICH PROPERTIES WE MAY TO SEEK TO SELL, WHICH COULD RESULT IN DIFFERENT PROPERTIES AND FEWER OR GREATER NUMBER OF PROPERTIES BEING SOLD OR MARKETED FOR SALE,

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

•
WE INTEND TO CONDUCT OUR BUSINESS ACTIVITIES IN A MANNER THAT WILL AFFORD US REASONABLE ACCESS TO CAPITAL FOR INVESTMENT AND FINANCING ACTIVITIES. HOWEVER, WE MAY NOT SUCCEED IN THIS REGARD AND WE MAY NOT HAVE REASONABLE ACCESS TO CAPITAL,

•	CONTINUED AVAILABILITY OF BORROWINGS UNDER OUR REVOLVING CREDIT FACILITY IS SUBJECT TO OUR SATISFYING CERTAIN FINANCIAL COVENANTS AND OTHER CREDIT FACILITY CONDITIONS THAT WE MAY BE UNABLE TO SATISFY,

•	ACTUAL COSTS UNDER OUR REVOLVING CREDIT FACILITY OR OTHER FLOATING RATE DEBT WILL BE HIGHER THAN LIBOR PLUS A PREMIUM BECAUSE OF FEES AND EXPENSES ASSOCIATED WITH SUCH DEBT,

•
THE INTEREST RATES PAYABLE UNDER OUR FLOATING RATE DEBT OBLIGATIONS DEPEND UPON OUR CREDIT RATINGS. WE CURRENTLY HAVE A NEGATIVE DEBT RATINGS OUTLOOK BY BOTH MOODY'S AND S&P WHICH MAY IMPLY THAT OUR CREDIT RATINGS MAY BE DOWNGRADED. IF OUR CREDIT RATINGS ARE DOWNGRADED, OUR BORROWING COSTS WILL INCREASE,

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

•
WE MAY FAIL TO EXECUTE SUCCESSFULLY ON OUR EXPANDED BUSINESS STRATEGY OR INCREASED SCALE OF OUR BUSINESS RESULTING FROM THE FPO TRANSACTION AND THEREFORE MAY NOT REALIZE THE BENEFITS WE EXPECT FROM THE FPO TRANSACTION,

•	SIR MAY REDUCE THE AMOUNT OF ITS DISTRIBUTIONS TO ITS SHAREHOLDERS, INCLUDING US,

•	RMR INC. MAY REDUCE THE AMOUNT OF DISTRIBUTIONS TO ITS SHAREHOLDERS, INCLUDING US,

•
WE MAY BE UNABLE TO SELL OUR SIR COMMON SHARES FOR AN AMOUNT EQUAL TO OUR CARRYING VALUE OF THOSE SHARES AND ANY SUCH SALE MAY BE AT A DISCOUNT TO MARKET PRICE BECAUSE OF THE LARGE SIZE OF OUR SIR HOLDINGS OR OTHERWISE; WE MAY REALIZE A LOSS ON OUR INVESTMENT IN OUR SIR SHARES, AND

•
AS OF MARCH 31, 2018, WE HAD ESTIMATED UNSPENT LEASING RELATED OBLIGATIONS OF $32.8 MILLION. OUR UNSPENT LEASING RELATED OBLIGATIONS MAY COST MORE OR LESS AND MAY TAKE LONGER TO COMPLETE THAN WE CURRENTLY EXPECT, AND WE MAY INCUR INCREASED AMOUNTS FOR THESE AND SIMILAR PURPOSES IN THE FUTURE.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer purchases of equity securities. The following table provides information about our purchases of our equity securities during the quarter ended March 31, 2018:

Maximum
			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares that
	Number of		as Part of Publicly	May Yet Be Purchased
	Shares	Average Price	Announced Plans	Under the Plans or
Calendar Month	Purchased (1)	Paid per Share	or Programs	Programs
January 2018	617	$18.54	$—	$—
Total	617	$18.54	$—	$—

(1)
This common share purchase was made to satisfy employee tax withholding and payment obligations of a former RMR LLC employee in connection with the vesting of awards of our common shares. We purchased these shares at their fair market value based upon the trading price of our common shares at the close of trading on Nasdaq on December 29, 2017.

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

101.1
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements, tagged as blocks of text and in detail. (Filed herewith.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOVERNMENT PROPERTIES INCOME TRUST

By:	/s/ David M. Blackman
David M. Blackman President and Chief Operating Officer
Dated: May 3, 2018

By:	/s/ Mark L. Kleifges
Mark L. Kleifges Chief Financial Officer and Treasurer (principal financial and accounting officer)
Dated: May 3, 2018