Form 10-Q
period 2018-06-30
GOVERNMENT PROPERTIES INCOME TRUST
filed 2018-08-02
CIK 1456772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Number of registrant’s common shares of beneficial interest, $.01 par value per share, outstanding as of July 31, 2018: 99,165,854

GOVERNMENT PROPERTIES INCOME TRUST

FORM 10-Q

June 30, 2018

References in this Quarterly Report on Form 10-Q to “the Company”, “GOV”, “we”, “us” or “our” include Government Properties Income Trust and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

PART I.       Financial Information

Item 1.  Financial Statements

GOVERNMENT PROPERTIES INCOME TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)
(unaudited)

	June 30,	December 31,
	2018	2017
ASSETS
Real estate properties:
Land	$587,173	$627,108
Buildings and improvements	2,258,276	2,348,613
Total real estate properties, gross	2,845,449	2,975,721
Accumulated depreciation	(358,286)	(341,848)
Total real estate properties, net	2,487,163	2,633,873

Equity investment in Select Income REIT	456,756	467,499
Investment in unconsolidated joint ventures	46,712	50,202
Acquired real estate leases, net	297,696	351,872
Cash and cash equivalents	18,695	16,569
Restricted cash	2,448	3,111
Rents receivable, net	61,522	61,429
Deferred leasing costs, net	22,900	22,977
Other assets, net	113,877	96,033
Total assets	$3,507,769	$3,703,565

LIABILITIES AND SHAREHOLDERS’ EQUITY
Unsecured revolving credit facility	$452,000	$570,000
Unsecured term loans, net	548,192	547,852
Senior unsecured notes, net	945,346	944,140
Mortgage notes payable, net	180,986	183,100
Accounts payable and other liabilities	80,728	89,440
Due to related persons	7,129	4,859
Assumed real estate lease obligations, net	11,738	13,635
Total liabilities	2,226,119	2,353,026

Commitments and contingencies

Preferred units of limited partnership	—	20,496

Shareholders’ equity:
Common shares of beneficial interest, $.01 par value: 150,000,000 shares authorized,
99,165,854 and 99,145,921 shares issued and outstanding, respectively	992	991
Additional paid in capital	1,968,493	1,968,217
Cumulative net income	205,028	108,144
Cumulative other comprehensive income	139	60,427
Cumulative common distributions	(893,002)	(807,736)
Total shareholders’ equity	1,281,650	1,330,043
Total liabilities and shareholders’ equity	$3,507,769	$3,703,565
See accompanying notes.

GOVERNMENT PROPERTIES INCOME TRUST
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(amounts in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Rental income	$108,085	$69,887	$216,802	$139,183

Expenses:
Real estate taxes	12,365	7,941	25,330	16,118
Utility expenses	6,018	4,172	12,707	8,778
Other operating expenses	21,599	15,187	44,436	29,179
Depreciation and amortization	42,671	20,663	86,875	41,168
Loss on impairment of real estate	(316)	—	5,800	—
General and administrative	4,449	5,087	14,055	9,049
Total expenses	86,786	53,050	189,203	104,292

Operating income	21,299	16,837	27,599	34,891
Dividend income	304	304	608	608
Unrealized gain on equity securities	10,321	—	23,252	—
Interest income	149	67	265	128
Interest expense (including net amortization of debt premiums and discounts
and debt issuance costs of $892, $808, $1,856 and $1,615, respectively)	(23,304)	(13,963)	(46,070)	(27,544)
Net gain on issuance of shares by Select Income REIT	8	21	8	21
Income from continuing operations before income taxes,
equity in net earnings of investees and gain on sale of real estate	8,777	3,266	5,662	8,104
Income tax expense	(83)	(25)	(115)	(43)
Equity in net earnings of investees	3,672	8,581	13,384	11,320
Income from continuing operations	12,366	11,822	18,931	19,381
Loss from discontinued operations	—	(145)	—	(289)
Income before gain on sale of real estate	12,366	11,677	18,931	19,092
Gain on sale of real estate	17,329	—	17,329	—
Net income	29,695	11,677	36,260	19,092
Other comprehensive income (loss):
Unrealized gain (loss) on investment in equity securities	—	(1,032)	—	11,110
Equity in unrealized gain (loss) of investees	34	(332)	(7)	4,283
Other comprehensive income (loss)	34	(1,364)	(7)	15,393
Comprehensive income	$29,729	$10,313	$36,253	$34,485

Net income	$29,695	$11,677	$36,260	$19,092
Preferred units of limited partnership distributions	(93)	—	(371)	—
Net income available for common shareholders	$29,602	$11,677	$35,889	$19,092

Weighted average common shares outstanding (basic)	99,051	71,088	99,046	71,083
Weighted average common shares outstanding (diluted)	99,064	71,119	99,050	71,109

Per common share amounts (basic and diluted):
Income from continuing operations	$0.30	$0.17	$0.37	$0.27
Loss from discontinued operations	$—	$—	$—	$—
Net income available for common shareholders	$0.30	$0.16	$0.36	$0.27

See accompanying notes.

GOVERNMENT PROPERTIES INCOME TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	Six Months Ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$36,260	$19,092
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	34,037	23,398
Net amortization of debt premiums and discounts and debt issuance costs	1,856	1,615
Gain on sale of real estate	(17,329)	—
Straight line rental income	(5,835)	(2,404)
Amortization of acquired real estate leases	52,238	17,209
Amortization of deferred leasing costs	2,288	1,797
Other non-cash (income) expenses, net	(2)	193
Loss on impairment of real estate	5,800	—
Unrealized gain on equity securities	(23,252)	—
Equity in net earnings of investees	(13,384)	(11,320)
Net gain on issuance of shares by Select Income REIT	(8)	(21)
Distributions of earnings from Select Income REIT	14,590	10,817
Change in assets and liabilities:
Deferred leasing costs	(4,141)	(2,087)
Rents receivable	4,870	2,872
Other assets	4,870	(3,071)
Accounts payable and accrued expenses	(1,631)	9,871
Due to related persons	2,270	1,841
Net cash provided by operating activities	93,497	69,802

CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate acquisitions and deposits	—	(12,648)
Real estate improvements	(21,324)	(21,996)
Distributions in excess of earnings from Select Income REIT	10,827	14,600
Distributions in excess of earnings from unconsolidated joint ventures	2,233	—
Proceeds from sale of properties, net	142,189	—
Net cash provided by (used in) investing activities	133,925	(20,044)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of mortgage notes payable	(1,808)	(761)
Borrowings on unsecured revolving credit facility	70,000	45,000
Repayments on unsecured revolving credit facility	(188,000)	(50,000)
Repurchase of common shares	(18)	(5)
Redemption of preferred units of limited partnership	(20,221)	—
Preferred units of limited partnership distributions	(646)	—
Distributions to common shareholders	(85,266)	(61,212)
Net cash used in financing activities	(225,959)	(66,978)

Increase (decrease) in cash and cash equivalents and restricted cash	1,463	(17,220)
Cash and cash equivalents and restricted cash at beginning of period	19,680	30,471
Cash and cash equivalents and restricted cash at end of period	$21,143	$13,251

Supplemental cash flow information

Interest paid	$43,958	$25,747
Income taxes paid	$38	$82

Supplemental disclosure of cash and cash equivalents and restricted cash

The following table provides a reconciliation of cash and cash equivalents and restricted cash amounts reported within the condensed consolidated balance sheets to the total amount reported in the condensed consolidated statements of cash flows:

	June 30, 2018	June 30, 2017
Cash and cash equivalents	$18,695	$12,907
Restricted cash	2,448	344
Total cash and cash equivalents and restricted cash reported in the statements of cash flows	$21,143	$13,251

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

The preparation of these financial statements in conformity with GAAP requires us to make estimates and assumptions that affect reported amounts. Actual results could differ from those estimates. Significant estimates in the condensed consolidated financial statements include purchase price allocations, useful lives of fixed assets, assessment of impairment of real estate and equity method investments and the valuation of intangible assets.

Note 2.    Recent Accounting Pronouncements

On January 1, 2018, we adopted the Financial Accounting Standards Board, or FASB, Accounting Standards Update, or ASU, No. 2014-09 (and related clarifying guidance issued by the FASB), Revenue From Contracts With Customers, which outlines a comprehensive model for entities to use in accounting for revenue arising from contracts with customers. ASU No. 2014-09 states that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” While ASU No. 2014-09 specifically references contracts with customers, it may apply to certain other transactions such as the sale of real estate or equipment. A substantial portion of our revenue consists of rental income from leasing arrangements, which is specifically excluded from ASU No. 2014-09. We have adopted ASU No. 2014-09 using the modified retrospective approach, which resulted in an adjustment to reclassify a previous deferred gain on sale of real estate of $712 from accounts payable and other liabilities to cumulative net income. The adoption of ASU No. 2014-09 did not have a material impact on the amount or timing of our revenue recognition in our condensed consolidated financial statements except for profit recognition on real estate sales.

On January 1, 2018, we adopted FASB ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which changes how entities measure certain equity investments and present changes in the fair value of financial liabilities measured under the fair value option that are attributable to their own credit. The implementation of ASU No. 2016-01 resulted in the reclassification of historical changes in the fair value of our available for sale equity securities of $45,116 from cumulative other comprehensive income to cumulative net income. We also reclassified $15,165 from cumulative other comprehensive income to cumulative net income for our share of cumulative other comprehensive income of certain of our equity method investees. Effective January 1, 2018, changes in the fair value of our equity securities are recorded through earnings in accordance with ASU No. 2016-01.

On January 1, 2018, we adopted FASB ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which clarifies how companies present and classify certain cash receipts and cash payments in the statements of cash flows. The implementation of this update resulted in the reclassification of $1,472 of accretion recorded in our equity in the earnings of Select Income REIT, or SIR, from cash flow from investing activities to cash flow from operating activities for the six months ended June 30, 2017. See Note 12 for further information regarding our investment in SIR.
On January 1, 2018, we adopted FASB ASU No. 2016-18, Restricted Cash, which requires companies to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. The implementation of ASU 2016-18 resulted in an increase of $186 of net cash provided by operating activities for the six months ended June 30, 2017. This update also requires a reconciliation of the totals in the statement of cash flows to the related captions in the balance sheets. As a result, amounts included in restricted cash on our condensed consolidated balance sheets are

GOVERNMENT PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

included with cash and cash equivalents on the condensed consolidated statements of cash flows. Restricted cash, which consists of amounts escrowed for future real estate taxes, insurance, leasing costs, capital expenditures and debt service, as required by certain of our mortgage debts, totaled $2,448 and $344 as of June 30, 2018 and 2017, respectively. The adoption of this update did not change our balance sheet presentation.
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

In June 2018, the FASB issued ASU No. 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which aligns the measurement and classification guidance for share based payments to nonemployees with the guidance for share based payments to employees, with certain exceptions. ASU No. 2018-07 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are currently assessing the potential impact the adoption of ASU No. 2018-07 will have in our condensed consolidated financial statements.
Note 3.    Weighted Average Common Shares

The following table provides a reconciliation of the weighted average number of common shares used in the calculation of basic and diluted earnings per share (in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2018	2017	2018	2017
Weighted average common shares for basic earnings per share	99,051	71,088	99,046	71,083
Effect of dilutive securities: unvested share awards	13	31	4	26
Weighted average common shares for diluted earnings per share	99,064	71,119	99,050	71,109

Note 4.   Real Estate Properties

As of June 30, 2018, we wholly owned 105 properties (164 buildings), with an aggregate undepreciated carrying value of $2,845,449, and had a noncontrolling ownership interest in two unconsolidated joint ventures that owned two properties (three buildings). We generally lease space at our properties on a gross lease or modified gross lease basis pursuant to fixed term contracts expiring between 2018 and 2034.  Our leases generally require us to pay all or some property operating expenses and to provide all or most property management services.  During the three months ended June 30, 2018, we entered into 37 leases for 396,359 rentable square feet, for a weighted (by rentable square feet) average lease term of 6.2 years and we made commitments for $6,810 of leasing related costs. During the six months ended June 30, 2018, we entered into 70 leases for 676,778 rentable square feet, for a weighted (by rentable square feet) average lease term of 5.9 years and we made

GOVERNMENT PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

commitments for $14,808 of leasing related costs. As of June 30, 2018, we have estimated unspent leasing related obligations of $32,609.

We regularly evaluate whether events or changes in circumstances have occurred that could indicate an impairment in the value of our long lived assets. If there is an indication that the carrying value of an asset is not recoverable, we estimate the projected undiscounted cash flows to determine if an impairment loss should be recognized. We determine the amount of any impairment loss by comparing the historical carrying value to estimated fair value. We estimate fair value through an evaluation of recent financial performance and projected discounted cash flows using standard industry valuation techniques. In addition to evaluating for impairment upon the events or changes in circumstances described above, we regularly evaluate the remaining lives of our long lived assets. If we change our estimate of the remaining lives, we allocate the carrying value of the affected assets over their revised remaining lives.

Disposition Activities

In March 2018, we sold an office property (one building) located in Minneapolis, MN with 193,594 rentable square feet for $20,000, excluding closing costs. We recorded a $640 loss on impairment of real estate to reduce the carrying value of this property to its estimated fair value less costs to sell during the three months ended March 31, 2018.

In February 2018, we entered an agreement to sell an office property (one building) located in Safford, AZ with 36,139 rentable square feet for $8,250. We recorded a $2,453 loss on impairment of real estate to reduce the carrying value of the property to its estimated fair value less costs to sell in the three months ended March 31, 2018. In April 2018, we terminated the sales agreement and removed this property from held for sale status. We recorded a $322 adjustment to impairment of real estate to increase the carrying value of the property to its estimated fair value in the three months ended June 30, 2018.

In May 2018, we sold an office property (one building) located in New York, NY with 187,060 rentable square feet for $118,500, excluding closing costs. We recorded a $17,329 gain on sale of real estate during the three months ended June 30, 2018 as a result of this sale.

In May 2018, we sold an office property (one building) located in Sacramento, CA with 110,500 rentable square feet for $10,755, excluding closing costs. We recorded a loss on impairment of real estate of $3,023 and $6 to reduce the carrying value of this property to its estimated fair value less costs to sell during the three months ended March 31, 2018 and June 30, 2018, respectively.

As part of our long term plans to reduce our leverage, we expect to sell additional properties. We are marketing or plan to market for sale 24 properties (56 buildings) with an aggregate carrying value of $506,741 as of June 30, 2018. These properties did not meet the held for sale criteria as of June 30, 2018.

We cannot be sure we will sell any of our properties that we are marketing or plan to market for sale or sell them for prices in excess of our carrying values or that we will not recognize impairment losses with respect to these properties.

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

The following table presents our pro forma results of operations for the six months ended June 30, 2017 as if the FPO Transaction and related financing activities had occurred on January 1, 2017. The historical FPO results of operations included in this pro forma financial information have been adjusted to eliminate the results of operations of FPO properties and joint venture interests that were sold from January 1, 2017 to October 2, 2017, the closing date of the FPO Transaction. The effect of these adjustments was a decrease in pro forma rental income of $804 and a decrease in net income of $46,881 for the six months ended June 30, 2017.

GOVERNMENT PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

This pro forma financial information is not necessarily indicative of what our actual financial position or results of operations would have been for the periods presented or for any future period. Differences could result from numerous factors, including future changes in our portfolio of investments, capital structure, property level operating expenses and revenues, including rents expected to be received pursuant to our existing leases or leases we may enter during and after 2018, changes in interest rates and other reasons. Actual future results are likely to be different from amounts presented in this pro forma financial information and such differences could be significant.

Six Months Ended June 30, 2017
Rental income	$219,784
Net loss	(1,613)
Net loss per share	$0.02

Unconsolidated Joint Ventures

We own noncontrolling interests in two joint ventures that own two properties (three buildings). We account for these investments under the equity method of accounting. As of June 30, 2018, our investment in unconsolidated joint ventures consisted of the following:

Joint Venture	GOV Ownership	GOV Carrying Value of Investment at June 30, 2018	Property Type	Number of Buildings	Location	Square Feet
Prosperity Metro Plaza	51%	$25,669	Office	2	Fairfax, VA	328,456
1750 H Street, NW	50%	21,043	Office	1	Washington, DC	115,411
Total		$46,712		3		443,867

The following table provides a summary of the mortgage debt of our unconsolidated joint ventures:

Joint Venture	Interest Rate (1)	Maturity Date	Principal Balance at June 30, 2018 (2)
Prosperity Metro Plaza	4.09%	12/1/2029	$50,000
1750 H Street, NW	3.69%	8/1/2024	32,000
Weighted Average/Total	3.93%		$82,000

(1)	Includes the effect of mark to market purchase accounting.

(2)	Reflects the entire balance of the debt secured by the properties and is not adjusted to reflect the interests in the joint venture we do not own. None of the debt is recourse to us.

At June 30, 2018, the aggregate $8,688 unamortized basis difference of our unconsolidated joint ventures is primarily attributable to the difference between the amount we paid to purchase our interest in these joint ventures, including transaction costs, and the historical carrying value of the net assets of these joint ventures. This difference is being amortized over the remaining useful life of the properties owned by these joint ventures and the resulting amortization expense is included in equity in net earnings of investees in our condensed consolidated statements of comprehensive income.

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

We increased rental income to record revenue on a straight line basis by $2,744 and $1,104 for the three months ended June 30, 2018 and 2017, respectively, and $5,835 and $2,404 for the six months ended June 30, 2018 and 2017, respectively. Rents receivable include $32,001 and $27,267 of straight line rent receivables, net of allowance for doubtful accounts of $1,426 and $1,503 at June 30, 2018 and December 31, 2017, respectively.

Note 6.   Concentration

Tenant and Credit Concentration

We define annualized rental income as the annualized contractual base rents from our tenants pursuant to our lease agreements as of the measurement date, plus straight line rent adjustments and estimated recurring expense reimbursements to be paid to us, and excluding lease value amortization. The U.S. Government, 13 state governments and three other government tenants combined were responsible for approximately 61.9% and 87.6% of our annualized rental income as of June 30, 2018 and 2017, respectively. The U.S. Government is our largest tenant by annualized rental income and was responsible for approximately 45.2% and 59.6% of our annualized rental income as of June 30, 2018 and 2017, respectively.

Geographic Concentration

At June 30, 2018, our 105 consolidated properties (164 buildings) were located in 30 states and the District of Columbia. Consolidated properties located in Virginia, the District of Columbia, Maryland, California and Georgia were responsible for 24.0%, 18.1%, 15.5%, 9.4% and 6.1% of our annualized rental income as of June 30, 2018, respectively. Consolidated properties located in the metropolitan Washington, D.C. market area were responsible for approximately 44.6% of our annualized rental income as of June 30, 2018.

Note 7.   Indebtedness

Our principal debt obligations at June 30, 2018 were: (1) $452,000 of outstanding borrowings under our $750,000 unsecured revolving credit facility; (2) $550,000 aggregate outstanding principal amount of unsecured term loans; (3) $960,000 aggregate outstanding principal amount of senior unsecured notes; and (4) $181,339 aggregate outstanding principal amount of mortgage notes.

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

Our $750,000 revolving credit facility is available for general business purposes, including acquisitions. The maturity date of our revolving credit facility is January 31, 2019 and, subject to the payment of an extension fee and meeting other conditions, we have an option to extend the stated maturity date of our revolving credit facility by one year to January 31, 2020. We can borrow, repay and reborrow funds available under our revolving credit facility until maturity and no principal repayment is due until maturity. We are required to pay interest at a rate of LIBOR plus a premium, which was 125 basis points per annum at June 30, 2018, on borrowings under our revolving credit facility.  We also pay a facility fee on the total amount of lending commitments under our revolving credit facility, which was 25 basis points per annum at June 30, 2018.  Both the interest rate premium and the facility fee are subject to adjustment based upon changes to our credit ratings.  As of June 30, 2018, the annual interest rate payable on borrowings under our revolving credit facility was 3.2% and the weighted average annual interest rate for borrowings under our revolving credit facility was 3.0% and 2.2% for the three months ended June 30,

GOVERNMENT PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

2018 and 2017, respectively, and 2.9% and 2.1% for the six months ended June 30, 2018 and 2017, respectively. As of both June 30, 2018 and July 31, 2018, we had $452,000 outstanding under our revolving credit facility.

Our $300,000 term loan, which matures on March 31, 2020, is prepayable without penalty at any time. We are required to pay interest at a rate of LIBOR plus a premium, which was 140 basis points per annum at June 30, 2018, on the amount outstanding under our $300,000 term loan. The interest rate premium is subject to adjustment based upon changes to our credit ratings.  As of June 30, 2018, the annual interest rate for the amount outstanding under our $300,000 term loan was 3.5%. The weighted average annual interest rate under our $300,000 term loan was 3.3% and 2.4% for the three months ended June 30, 2018 and 2017, respectively, and 3.2% and 2.3% for the six months ended June 30, 2018 and 2017, respectively.

Our $250,000 term loan, which matures on March 31, 2022, is prepayable without penalty at any time. We are required to pay interest at a rate of LIBOR plus a premium, which was 180 basis points per annum as of June 30, 2018, on the amount outstanding under our $250,000 term loan.  The interest rate premium is subject to adjustment based upon changes to our credit ratings. As of June 30, 2018, the annual interest rate for the amount outstanding under our $250,000 term loan was 3.9%. The weighted average annual interest rate under our $250,000 term loan was 3.7% and 2.8% for the three months ended June 30, 2018 and 2017, respectively, and 3.6% and 2.7% for the six months ended June 30, 2018 and 2017, respectively.

Our credit agreement and senior unsecured notes indentures and their supplements provide for acceleration of payment of all amounts due thereunder upon the occurrence and continuation of certain events of default, such as, in the case of our credit agreement, a change of control of us, which includes The RMR Group LLC, or RMR LLC, ceasing to act as our business and property manager.  Our credit agreement and our senior unsecured notes indentures and their supplements also contain a number of covenants, including covenants that restrict our ability to incur debts, require us to maintain certain financial ratios and, in the case of our credit agreement, restrict our ability to make distributions under certain circumstances.  We believe we were in compliance with the terms and conditions of the respective covenants under our credit agreement and senior unsecured notes indentures and their supplements at June 30, 2018.

At June 30, 2018, eight of our consolidated properties (eight buildings) with an aggregate net book value of $422,583 were encumbered by eight mortgages for an aggregate principal amount of $181,339. Our mortgage notes are non-recourse, subject to certain limited exceptions and do not contain any material financial covenants.

Note 8.   Fair Value of Assets and Liabilities

The table below presents certain of our assets measured at fair value at June 30, 2018, categorized by the level of inputs, as defined in the fair value hierarchy under GAAP, used in the valuation of each asset:

Fair Value at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Recurring Fair Value Measurements Assets:
Investment in RMR Inc. (1)	$95,256	$95,256	$—	$—

(1)
Our 1,214,225 shares of class A common stock of The RMR Group Inc., or RMR Inc., which are included in other assets in our condensed consolidated balance sheets, are reported at fair value which is based on quoted market prices (Level 1 inputs as defined in the fair value hierarchy under GAAP). Our historical cost basis for these shares is $26,888 as of June 30, 2018. During the three and six months ended June 30, 2018, we recorded an unrealized gain of $10,321 and $23,252, respectively, to adjust our investment in RMR Inc. to its fair value.

In addition to the assets described in the table above, our financial instruments include our cash and cash equivalents, restricted cash, rents receivable, mortgage notes receivable, accounts payable, revolving credit facility, term loans, senior unsecured notes, mortgage notes payable, amounts due to related persons, other accrued expenses and security deposits.  At June 30, 2018 and December 31, 2017, the fair values of our financial instruments approximated their carrying values in our condensed consolidated financial statements due to their short term nature or variable interest rates, except as follows:

GOVERNMENT PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

	As of June 30, 2018		As of December 31, 2017
	Carrying Amount (1)	Fair Value	Carrying Amount (1)	Fair Value
Senior unsecured notes, 3.75% interest rate, due in 2019	$348,668	$351,141	$348,096	$354,993
Senior unsecured notes, 5.875% interest rate, due in 2046	300,404	316,200	300,232	320,416
Senior unsecured notes, 4.000% interest rate, due in 2022	296,274	297,063	295,812	302,655
Mortgage note payable, 4.050% interest rate, due in 2030 (2)	64,392	63,592	64,293	65,198
Mortgage note payable, 5.720% interest rate, due in 2020 (2)	35,428	35,346	36,085	36,332
Mortgage note payable, 4.220% interest rate, due in 2022 (2)	27,576	27,753	27,906	28,432
Mortgage note payable, 4.800% interest rate, due in 2023 (2)	25,270	25,514	25,501	25,904
Mortgage note payable, 5.877% interest rate, due in 2021 (2)	13,503	14,156	13,620	14,565
Mortgage note payable, 7.000% interest rate, due in 2019 (2)	8,190	8,265	8,391	8,555
Mortgage note payable, 8.150% interest rate, due in 2021 (2)	3,531	3,686	4,111	4,340
Mortgage note payable, 4.260% interest rate, due in 2020 (2)	3,096	3,088	3,193	3,216
	$1,126,332	$1,145,804	$1,127,240	$1,164,606

(1)	Carrying amount includes certain unamortized debt issuance costs and unamortized premiums and discounts.

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

Note 9.   Shareholders’ Equity

Share Awards

On April 3, 2018, in accordance with our Trustee compensation arrangements, and in connection with the election of one of our Managing Trustees, we granted 3,000 of our common shares, valued at $13.59 per share, the closing price of our common shares on Nasdaq on that day, to the Managing Trustee who was elected as a Managing Trustee that day.

On May 24, 2018, in accordance with our Trustee compensation arrangements, we granted 3,000 of our common shares, valued at $14.10 per share, the closing price of our common shares on Nasdaq on that day, to each of our six Trustees as part of their annual compensation.

Share Purchases

On January 1, 2018, we purchased 617 of our common shares valued at a price per share of $18.54, the closing price of our common shares on Nasdaq on December 29, 2017, from a former employee of RMR LLC in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of our common shares.

On May 24, 2018, we purchased 450 of our common shares valued at a price per share of $14.10, the closing price of our common shares on Nasdaq on that day, from one of our Trustees in satisfaction of tax withholding and payment obligations in connection with an award of our common shares.

GOVERNMENT PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Distributions

On February 26, 2018, we paid a regular quarterly distribution to common shareholders of record on January 29, 2018 of $0.43 per share, or $42,632. On May 21, 2018, we paid a regular quarterly distribution to common shareholders of record on April 30, 2018 of $0.43 per share, or $42,634. On July 19, 2018, we declared a regular quarterly distribution payable to common shareholders of record on July 30, 2018 of $0.43 per share, or $42,641. We expect to pay this distribution on or about August 20, 2018.

Cumulative Other Comprehensive Income

Cumulative other comprehensive income represents our share of the comprehensive income of our equity method investees, SIR and Affiliates Insurance Company, or AIC. See Notes 11 and 12 for further information regarding these investments. The following table presents changes in the amounts we recognized in cumulative other comprehensive income by component for the three and six months ended June 30, 2018:

	Three Months Ended June 30, 2018
	Unrealized Gain	Equity in
	on Investment	Unrealized
	in Equity	Gain
	Securities	of Investees	Total
Balance at March 31, 2018	$—	$945	$945
Amounts reclassified from cumulative other comprehensive income to cumulative net income	—	(840)	(840)

Other comprehensive income before reclassifications	—	70	70
Amounts reclassified from cumulative other comprehensive income to net income (1)	—	(36)	(36)
Net current period other comprehensive income	—	34	34
Balance at June 30, 2018	$—	$139	$139

	Six Months Ended June 30, 2018
	Unrealized Gain	Equity in
	on Investment	Unrealized
	in Equity	Gain (Loss)
	Securities	of Investees	Total
Balance at December 31, 2017	$45,116	$15,311	$60,427
Amounts reclassified from cumulative other comprehensive income to cumulative net income	(45,116)	(15,165)	(60,281)

Other comprehensive income before reclassifications	—	48	48
Amounts reclassified from cumulative other comprehensive income to net income (1)	—	(55)	(55)
Net current period other comprehensive loss	—	(7)	(7)
Balance at June 30, 2018	$—	$139	$139

(1)	Amounts reclassified from cumulative other comprehensive loss to net income are included in equity in net earnings of investees in our condensed consolidated statements of comprehensive income.

Preferred Units of Limited Partnership

On May 1, 2018, one of our subsidiaries redeemed all 1,813,504 of its outstanding 5.5% Series A Cumulative Preferred Units for $11.15 per unit plus accrued and unpaid distributions (an aggregate of $20,310).

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

GOVERNMENT PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Pursuant to our business management agreement with RMR LLC, we recognized net business management fees of $2,175 and $3,646 for the three months ended June 30, 2018 and 2017, respectively, and $9,484 and $6,350 for the six months ended June 30, 2018 and 2017, respectively. The net business management fees payable to RMR LLC for the three months ended June 30, 2018, include the reversal of $2,150 of previously accrued business management incentive fee expense and the accrual of $893 of estimated business management incentive fee expense for the three months ended June 30, 2018 and 2017, respectively. The net business management fees payable to RMR LLC include $737 and $893 of estimated business management fee expense for the six months ended June 30, 2018 and 2017, respectively. The amount of estimated business management incentive fees that we accrue for a period, if any, are based on our common share total return, as defined under our business management agreement with RMR LLC, as of the end of the applicable period. Although we recognized estimated incentive fees in accordance with GAAP, the actual amount of incentive fees payable to RMR LLC for 2018, if any, will be based on our common share total return, as defined, for the three year period ending December 31, 2018, and will be payable in 2019. No incentive management fee was payable for the year ended December 31, 2017. These amounts are included in general and administrative expenses in our condensed consolidated statements of comprehensive income.

Pursuant to our property management agreement with RMR LLC, we recognized aggregate net property management and construction supervision fees of $3,437 and $2,567 for the three months ended June 30, 2018 and 2017, respectively, and $6,786 and $5,033 for the six months ended June 30, 2018 and 2017, respectively. These amounts are included in other operating expenses or have been capitalized, as appropriate, in our condensed consolidated financial statements.

We are generally responsible for all of our operating expenses, including certain expenses incurred by RMR LLC on our behalf. Our property level operating expenses, including certain payroll and related costs incurred by RMR LLC, are generally incorporated into rents charged to our tenants. We reimbursed RMR LLC $5,052 and $3,655 for property management related expenses for the three months ended June 30, 2018 and 2017, respectively, and $10,021 and $7,046 for property management related expenses for the six months ended June 30, 2018 and 2017, respectively, which amounts are included in other operating expenses in our condensed consolidated statements of comprehensive income. In addition, we are responsible for our share of RMR LLC’s costs for providing our internal audit function. The amounts we recognized as expense for internal audit costs were $54 and $67 for the three months ended June 30, 2018 and 2017, respectively, and $123 and $135 for the six months ended June 30, 2018 and 2017, respectively. These amounts are included in general and administrative expenses in our condensed consolidated statements of comprehensive income.

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

We lease office space to RMR LLC in certain of our properties for RMR LLC's property management offices. We recognized rental income from RMR LLC for leased office space of $282 and $90 for the three months ended June 30, 2018 and 2017, respectively, and $500 and $182 for the six months ended June 30, 2018 and 2017, respectively. Our office space leases with RMR LLC are terminable by RMR LLC if our management agreements with RMR LLC are terminated.

RMR Inc. RMR LLC is a majority owned subsidiary of RMR Inc. and RMR Inc. is the managing member of RMR LLC. Adam D. Portnoy, one of our Managing Trustees, is the sole trustee, an officer and the controlling shareholder of ABP Trust, which is the controlling shareholder of RMR Inc., a managing director, president and chief executive officer of RMR Inc. and an officer of RMR LLC. Mark L. Kleifges, our other Managing Trustee and our Chief Financial Officer and Treasurer, and David M. Blackman, our President and Chief Executive Officer, also serve as executive officers of RMR LLC. As of June 30, 2018, we owned 1,214,225 shares of class A common stock of RMR Inc. See Note 8 for further information regarding our investment in RMR Inc.

SIR.  We are SIR’s largest shareholder. As of June 30, 2018, we owned 24,918,421 of SIR's common shares, or approximately 27.8% of its outstanding common shares. Adam D. Portnoy, one of our Managing Trustees, also serves as a managing trustee of SIR, and our President and Chief Executive Officer also serves as a managing trustee and the president and

GOVERNMENT PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

chief executive officer of SIR. RMR LLC provides management services to SIR and us. See Note 12 for further information regarding our investment in SIR.
AIC. We, ABP Trust, SIR and four other companies to which RMR LLC provides management services currently own AIC in equal amounts. We and the other AIC shareholders participate in a combined property insurance program arranged and reinsured in part by AIC. We currently expect to pay, as of June 30, 2018, aggregate annual premiums, including taxes and fees, of approximately $1,211 in connection with this insurance program for the policy year ending June 30, 2019, which amount may be adjusted from time to time as we acquire and dispose of properties that are included in this insurance program.
As of June 30, 2018 and December 31, 2017, our investment in AIC had a carrying value of $8,272 and $8,304, respectively. These amounts are included in other assets in our condensed consolidated balance sheets. We recognized income related to our investment in AIC, which is presented as equity in earnings of investees in our condensed consolidated statements of comprehensive income. Our other comprehensive income includes our proportionate part of unrealized gains on securities that are owned by AIC related to our investment in AIC.
For further information about these and other such relationships and certain other related person transactions, refer to our Annual Report.

Note 12.   Equity Investment in Select Income REIT

As described in Note 11, as of June 30, 2018, we owned 24,918,421, or approximately 27.8%, of the then outstanding SIR common shares. SIR is a real estate investment trust that owns properties that are primarily net leased to single tenants. We account for our investment in SIR under the equity method. Under the equity method, we record our proportionate share of SIR’s net income as equity in net earnings of investees in our condensed consolidated statements of comprehensive income. We recorded $4,301 and $8,207 of equity in the earnings of SIR for the three months ended June 30, 2018 and 2017, respectively, and $14,590 and $10,818 of equity in the earnings of SIR for the six months ended June 30, 2018 and 2017, respectively. Our other comprehensive income includes our proportionate share of SIR’s unrealized gains (losses) of $24 and ($389) for the three months ended June 30, 2018 and 2017, respectively, and $75 and $4,103 for the six months ended June 30, 2018 and 2017, respectively.

The adjusted GAAP cost basis of our investments in SIR was less than our proportionate share of SIR’s total shareholders’ equity book value on the dates we acquired the shares. As of June 30, 2018 and December 31, 2017, our basis difference was $121,535 and $87,137, respectively, and as required under GAAP, we are accreting this basis difference to earnings over the estimated remaining useful lives of certain real estate assets and intangible assets and liabilities owned by SIR. The increase in the basis difference primarily relates to SIR's capital finance activities and changes in its net equity during the six months ended June 30, 2018. This accretion increased our equity in the earnings of SIR by $1,044 and $736 for the three months ended June 30, 2018 and 2017, respectively, and $2,088 and $1,472 for the six months ended June 30, 2018 and 2017, respectively.

As of June 30, 2018, our investment in SIR had a carrying value of $456,756 and a market value, based on the closing price of SIR common shares on Nasdaq on June 30, 2018, of $559,917. We periodically evaluate our equity investment in SIR for possible indicators of other than temporary impairment whenever events or changes in circumstances indicate the carrying amount of the investment might not be recoverable. These indicators may include the length of time the market value of our investment is below our cost basis, the financial condition of SIR, our intent and ability to be a long term holder of the investment and other considerations. If the decline in fair value is judged to be other than temporary, we may record an impairment charge to adjust the basis of the investment to its fair value.

We received aggregate cash distributions from SIR of $12,708 during each of the three months ended June 30, 2018 and 2017, and $25,417 and $25,416 during the six months ended June 30, 2018 and 2017, respectively.

GOVERNMENT PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

The following presents summarized financial data of SIR as reported in SIR’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, or the SIR Quarterly Report. References in our condensed consolidated financial statements to the SIR Quarterly Report are included as references to the source of the data only, and the information in the SIR Quarterly Report is not incorporated by reference into our condensed consolidated financial statements.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2018	2017
Real estate properties, net	$3,919,764	$3,905,616
Acquired real estate leases, net	445,616	477,577
Properties held for sale	5,829	5,829
Cash and cash equivalents	31,476	658,719
Rents receivable, net	122,795	127,672
Other assets, net	158,370	127,617
Total assets	$4,683,850	$5,303,030

Unsecured revolving credit facility	$105,000	$—
Industrial Logistics Properties Trust revolving credit facility	335,000	750,000
Unsecured term loan, net	—	348,870
Senior unsecured notes, net	1,429,622	1,777,425
Mortgage notes payable, net	210,715	210,785
Assumed real estate lease obligations, net	64,372	68,783
Other liabilities	143,510	155,348
Total shareholders' equity attributable to SIR	2,077,159	1,991,819
Noncontrolling interest in consolidated subsidiary	318,472	—
Total liabilities and shareholders' equity	$4,683,850	$5,303,030

GOVERNMENT PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Condensed Consolidated Statements of Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Rental income	$96,415	$97,041	$196,170	$194,385
Tenant reimbursements and other income	19,592	18,829	40,466	37,779
Total revenues	116,007	115,870	236,636	232,164

Real estate taxes	12,442	10,836	24,230	21,679
Other operating expenses	13,618	13,523	28,900	26,390
Depreciation and amortization	35,009	34,317	69,955	68,057
General and administrative	18,081	8,188	32,022	23,089
Write-off of straight line rents, net	10,626	—	10,626	12,517
Loss on asset impairment	—	—	—	4,047
Loss on impairment of real estate assets	—	229	—	229
Total expenses	89,776	67,093	165,733	156,008
Operating income	26,231	48,777	70,903	76,156

Dividend income	396	396	793	793
Unrealized gain on equity securities	13,488	—	30,388	—
Interest income	110	7	620	20
Interest expense	(22,667)	(22,808)	(46,159)	(43,895)
Loss on early extinguishment of debt	—	—	(1,192)	—
Income before income tax expense and equity in earnings of an investee	17,558	26,372	55,353	33,074
Income tax expense	(101)	(85)	(261)	(187)
Equity in earnings of an investee	7	374	51	502
Net income	17,464	26,661	55,143	33,389
Net income allocated to noncontrolling interest	(5,765)	—	(10,244)	—
Net income attributed to SIR	$11,699	$26,661	$44,899	$33,389

Weighted average common shares outstanding (basic)	89,393	89,338	89,388	89,334
Weighted average common shares outstanding (diluted)	89,416	89,362	89,398	89,356
Net income attributed to SIR per common share (basic and diluted)	$0.13	$0.30	$0.50	$0.37

GOVERNMENT PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Note 13.   Segment Information

We operate in two separate reportable business segments: ownership of real estate properties and our equity method investment in SIR.

	Three Months Ended June 30, 2018
	Investment	Investment
	in Real Estate	in SIR	Corporate	Consolidated
Rental income	$108,085	$—	$—	$108,085

Expenses:
Real estate taxes	12,365	—	—	12,365
Utility expenses	6,018	—	—	6,018
Other operating expenses	21,599	—	—	21,599
Depreciation and amortization	42,671	—	—	42,671
Loss on impairment of real estate	(316)	—	—	(316)
General and administrative	—	—	4,449	4,449
Total expenses	82,337	—	4,449	86,786

Operating income (loss)	25,748	—	(4,449)	21,299
Dividend income	—	—	304	304
Unrealized gain on equity securities	—	—	10,321	10,321
Interest income	56	—	93	149
Interest expense	(2,014)	—	(21,290)	(23,304)
Net gain on issuance of shares by Select Income REIT	—	8	—	8
Income (loss) from continuing operations before income tax, equity
in net earnings (losses) of investees and gain on sale of real estate	23,790	8	(15,021)	8,777
Income tax expense	—	—	(83)	(83)
Equity in net earnings (losses) of investees	(636)	4,301	7	3,672
Income (loss) from continuing operations before gain on sale of real estate	23,154	4,309	(15,097)	12,366
Gain on sale of real estate	17,329	—	—	17,329
Net income (loss)	$40,483	$4,309	$(15,097)	$29,695
Preferred units of limited partnership distributions	—	—	(93)	(93)
Net income (loss) available for common shareholders	$40,483	$4,309	$(15,190)	$29,602

GOVERNMENT PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

	Six Months Ended June 30, 2018
	Investment	Investment
	in Real Estate	in SIR	Corporate	Consolidated
Rental income	$216,802	$—	$—	$216,802

Expenses:
Real estate taxes	25,330	—	—	25,330
Utility expenses	12,707	—	—	12,707
Other operating expenses	44,436	—	—	44,436
Depreciation and amortization	86,875	—	—	86,875
Loss on impairment of real estate	5,800	—	—	5,800
General and administrative	—	—	14,055	14,055
Total expenses	175,148	—	14,055	189,203

Operating income (loss)	41,654	—	(14,055)	27,599
Dividend income	—	—	608	608
Unrealized gain on equity securities	—	—	23,252	23,252
Interest income	113	—	152	265
Interest expense	(4,109)	—	(41,961)	(46,070)
Net gain on issuance of shares by Select Income REIT	—	8	—	8
Income (loss) from continuing operations before income taxes,
equity in net earnings (losses) of investees and gain on sale of real estate	37,658	8	(32,004)	5,662
Income tax expense	—	—	(115)	(115)
Equity in net earnings (losses) of investees	(1,257)	14,590	51	13,384
Income (loss) from continuing operations before gain on sale of real estate	36,401	14,598	(32,068)	18,931
Gain on sale of real estate	17,329	—	—	17,329
Net income (loss)	53,730	14,598	(32,068)	36,260
Preferred units of limited partnership distributions	—	—	(371)	(371)
Net income (loss) available for common shareholders	$53,730	$14,598	$(32,439)	$35,889

	As of June 30, 2018
	Investment	Investment
	in Real Estate	in SIR	Corporate	Consolidated
Total Assets	$2,927,745	$456,756	$123,268	$3,507,769

GOVERNMENT PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

	Three Months Ended June 30, 2017
	Investment	Investment
	in Real Estate	in SIR	Corporate	Consolidated
Rental income	$69,887	$—	$—	$69,887

Expenses:
Real estate taxes	7,941	—	—	7,941
Utility expenses	4,172	—	—	4,172
Other operating expenses	15,187	—	—	15,187
Depreciation and amortization	20,663	—	—	20,663
General and administrative	—	—	5,087	5,087
Total expenses	47,963	—	5,087	53,050

Operating income (loss)	21,924	—	(5,087)	16,837
Dividend income	—	—	304	304
Interest income	48	—	19	67
Interest expense	(405)	—	(13,558)	(13,963)
Net gain on issuance of shares by Select Income REIT	—	21	—	21
Income (loss) from continuing operations before income taxes and
equity in net earnings of investee	21,567	21	(18,322)	3,266
Income tax expense	—	—	(25)	(25)
Equity in net earnings of investees	—	8,207	374	8,581
Income (loss) from continuing operations	21,567	8,228	(17,973)	11,822
Loss from discontinued operations	(145)	—	—	(145)
Net income (loss) available for common shareholders	$21,422	$8,228	$(17,973)	$11,677

GOVERNMENT PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

	Six Months Ended June 30, 2017
	Investment	Investment
	in Real Estate	in SIR	Corporate	Consolidated
Rental income	$139,183	$—	$—	$139,183

Expenses:
Real estate taxes	16,118	—	—	16,118
Utility expenses	8,778	—	—	8,778
Other operating expenses	29,179	—	—	29,179
Depreciation and amortization	41,168	—	—	41,168
General and administrative	—	—	9,049	9,049
Total expenses	95,243	—	9,049	104,292

Operating income (loss)	43,940	—	(9,049)	34,891
Dividend income	—	—	608	608
Interest income	94	—	34	128
Interest expense	(837)	—	(26,707)	(27,544)
Net gain on issuance of shares by Select Income REIT	—	21	—	21
Income (loss) from continuing operations before income taxes and
equity in net earnings of investee	43,197	21	(35,114)	8,104
Income tax expense	—	—	(43)	(43)
Equity in net earnings of investees	—	10,818	502	11,320
Income (loss) from continuing operations	43,197	10,839	(34,655)	19,381
Loss from discontinued operations	(289)	—	—	(289)
Net income (loss) available for common shareholders	$42,908	$10,839	$(34,655)	$19,092

	As of December 31, 2017
	Investment	Investment
	in Real Estate	in SIR	Corporate	Consolidated
Total Assets	$3,138,764	$467,499	$97,302	$3,703,565

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

OVERVIEW (dollars in thousands, except per share data)

We are a real estate investment trust, or REIT, organized under Maryland law. As of June 30, 2018, we wholly owned 105 properties (164 buildings) and had a noncontrolling ownership interest in two properties (three buildings) totaling 443,867 rentable square feet through two unconsolidated joint ventures in which we owned 50% and 51% interests. As of June 30, 2018, our consolidated properties are located in 30 states and the District of Columbia and contain 17,045,951 rentable square feet, of which 42.0% was leased to the U.S. Government, 14.7% was leased to 13 state governments, 1.5% was leased to three other government tenants, 5.9% was leased to government contractor tenants, 29.9% was leased to various other non-governmental organizations and 6.0% was available for lease. In aggregate, government tenants were responsible for 61.9% and 87.6% of our annualized rental income as of June 30, 2018 and 2017, respectively. The term annualized rental income as used herein is defined as the annualized contractual base rents from our tenants pursuant to our lease agreements as of the measurement date, plus straight line rent adjustments and estimated recurring expense reimbursements to be paid to us, and excluding lease value amortization.

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

As of June 30, 2018, we owned 24,918,421 common shares, or approximately 27.8% of the then outstanding common shares, of Select Income REIT, or SIR. SIR is a REIT that owns properties that are primarily net leased to single tenants. See Notes 11 and 12 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information regarding our investment in SIR. We account for our investment in SIR under the equity method.

Consolidated Property Operations

As of June 30, 2018, 94.0% of our consolidated rentable square feet was leased, compared to 95.0% of our consolidated rentable square feet as of June 30, 2017, which excludes one property (one building) classified as discontinued operations which was sold in August 2017.  Occupancy data for our consolidated properties as of June 30, 2018 and 2017 is as follows (square feet in thousands):

			Comparable
	All Consolidated Properties (1)		Consolidated Properties (2)
	June 30,		June 30,
	2018	2017	2018	2017
Total properties	105	74	69	69
Total buildings	164	96	91	91
Total square feet (3)	17,046	11,516	10,948	10,926
Percent leased (4)	94.0%	95.0%	94.6%	95.4%

(1)	Based on consolidated properties we owned on June 30, 2018 and 2017, respectively, and excludes one property (one building) classified as discontinued operations which was sold in August 2017.

(2)
Based on consolidated properties we owned on June 30, 2018 and which we owned continuously since January 1, 2017. Our comparable properties decreased from 70 properties (90 buildings) at June 30, 2017 as a result of our sale of four properties (four buildings) since January 1, 2017, partially offset by our acquisition of three properties (five buildings) during 2016.

(3)	Subject to changes when space is re-measured or re-configured for tenants.

(4)
Percent leased includes (i) space being fitted out for tenant occupancy pursuant to our lease agreements, if any, and (ii) space which is leased, but is not occupied or is being offered for sublease by tenants, if any, as of the measurement date.

The average annualized effective rental rate per square foot for our consolidated properties for the three and six months ended June 30, 2018 and 2017 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Average annualized effective rental rate per square foot (1):
All properties (2)	$26.87	$25.75	$26.76	$25.67
Comparable properties (3)	$25.48	$25.20	$25.77	$25.18

(1)
Average annualized effective rental rate per square foot represents annualized total rental income during the period specified divided by the average rentable square feet leased during the period specified. Excludes one property (one building) classified as discontinued operations which was sold in August 2017.

(2)	Based on consolidated properties we owned on June 30, 2018 and 2017, respectively, and excludes one property (one building) classified as discontinued operations which was sold in August 2017.

(3)	Based on consolidated properties we owned on June 30, 2018 and which we owned continuously since April 1, 2017 and January 1, 2017, respectively.

During the three and six months ended June 30, 2018, changes in rentable square feet leased and available for lease at our consolidated properties were as follows:

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
		Available			Available
	Leased	for Lease	Total	Leased	for Lease	Total
Beginning of period	16,357,892	974,288	17,332,180	16,477,339	1,021,999	17,499,338
Changes resulting from:
Disposition of properties	(297,560)	—	(297,560)	(466,736)	(24,418)	(491,154)
Lease expirations	(435,125)	435,125	—	(691,394)	691,394	—
Lease renewals (1)	279,327	(279,327)	—	475,913	(475,913)	—
New leases (1)	117,032	(117,032)	—	226,444	(200,865)	25,579
Re-measurements (2)	—	11,331	11,331	—	12,188	12,188
End of period	16,021,566	1,024,385	17,045,951	16,021,566	1,024,385	17,045,951

(1)	Based on leases entered into during the three and six months ended June 30, 2018 and an expansion of 25,579 rentable square feet completed at an existing property during the first quarter of 2018.

(2)	Rentable square feet is subject to changes when space is re-measured or re-configured for tenants.

Leases at our consolidated properties totaling 435,125 and 691,394 rentable square feet expired during the three and six months ended June 30, 2018, respectively. During the three and six months ended June 30, 2018, we entered leases totaling 396,359 and 676,778 rentable square feet, including lease renewals of 279,327 and 475,913 rentable square feet, respectively. The weighted (by rentable square feet) average rental rates for leases of 184,744 and 256,750 rentable square feet entered with government tenants during the three and six months ended June 30, 2018 increased by 4.1% and 7.3%, respectively, when compared to the weighted (by rentable square feet) average prior rents for the same space. The weighted (by rentable square feet) average rental rates for leases of 211,615 and 420,028 rentable square feet entered with non-government tenants during the three and six months ended June 30, 2018 decreased by 4.6% and 1.1%, respectively, when compared to the weighted (by rentable square feet) average rental rates previously charged for the same space.

During the three and six months ended June 30, 2018, changes in effective rental rates per square foot achieved for new leases and lease renewals at our consolidated properties that commenced during the three and six months ended June 30, 2018, when compared to prior effective rental rates per square foot in effect for the same space (and excluding space acquired vacant), were as follows:

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	Old Effective	New Effective		Old Effective	New Effective
	Rent Per	Rent Per	Rentable	Rent Per	Rent Per	Rentable
	Square Foot (1)	Square Foot (1)	Square Feet	Square Foot (1)	Square Foot (1)	Square Feet
New leases	$18.65	$18.12	60,104	$20.10	$25.35	208,503
Lease renewals	$22.94	$25.04	415,314	$23.92	$25.54	615,802
Total leasing activity	$22.40	$24.16	475,418	$22.96	$25.50	824,305

(1)
Effective rental rate includes contractual base rents from our tenants pursuant to our lease agreements, plus straight line rent adjustments and estimated expense reimbursements to be paid to us, and excluding lease value amortization.

During the three and six months ended June 30, 2018, commitments made for expenditures, such as tenant improvements and leasing costs, in connection with leasing space at our consolidated properties were as follows:

	Three Months Ended June 30, 2018
	Government	Non-Government
	Leases	Leases	Total
Rentable square feet leased	184,744	211,615	396,359
Tenant leasing costs and concession commitments (1) (in thousands)	$2,951	$3,859	$6,810
Tenant leasing costs and concession commitments per rentable square foot (1)	$15.97	$18.24	$17.18
Weighted (by square feet) average lease term (years)	8.6	4.1	6.2
Total leasing costs and concession commitments per rentable square foot per year (1)	$1.87	$4.48	$2.79

	Six Months Ended June 30, 2018
	Government	Non-Government
	Leases	Leases	Total
Rentable square feet leased	256,750	420,028	676,778
Tenant leasing costs and concession commitments (1) (in thousands)	$6,632	$8,176	$14,808
Tenant leasing costs and concession commitments per rentable square foot (1)	$25.83	$19.46	$21.88
Weighted (by square feet) average lease term (years)	8.5	4.4	5.9
Total leasing costs and concession commitments per rentable square foot per year (1)	$3.05	$4.47	$3.70

(1)	Includes commitments made for leasing expenditures and concessions, such as tenant improvements, leasing commissions, tenant reimbursements and free rent.

During the three and six months ended June 30, 2018 and 2017, amounts capitalized at our consolidated properties, excluding one property (one building) classified as discontinued operations which was sold in August 2017, for tenant improvements, leasing costs, building improvements and development and redevelopment activities were as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Tenant improvements (1)	$3,854	$1,076	$6,697	$3,479
Leasing costs (2)	$1,626	$971	$3,612	$2,058
Building improvements (3)	$4,048	$4,465	$6,755	$6,243
Development, redevelopment and other activities (4)	$734	$6,949	$2,150	$13,230

(1)	Tenant improvements include capital expenditures used to improve tenants’ space or amounts paid directly to tenants to improve their space.

(2)	Leasing costs include leasing related costs, such as brokerage commissions and other tenant inducements.

(3)	Building improvements generally include expenditures to replace obsolete building components and expenditures that extend the useful life of existing assets.

(4)
Development, redevelopment and other activities generally include (i) capital expenditures that are identified at the time of a property acquisition and incurred within a short time period after acquiring the property, and (ii) capital expenditure projects that reposition a property or result in new sources of revenue.

As of June 30, 2018, we have estimated unspent leasing related obligations of $32,609.

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

As of June 30, 2018, we derived 44.6% of our annualized revenues from our consolidated properties located in the metropolitan Washington, D.C. market area. A downturn in economic conditions in this area could result in reduced demand from tenants for our properties in this area or reduce the rents that our tenants in this area are willing to pay when our leases expire or terminate and when renewal or new terms are negotiated. Additionally, in recent years there has been a decrease in demand for new leased space by the U.S. Government in the metropolitan Washington, D.C. market area, and that could increase competition for government tenants and adversely affect our ability to retain U.S. Government tenants when our leases expire.

The U.S. Internal Revenue Service, or the IRS, has publicly stated that it plans to discontinue its paper tax return processing operations at our property located in Fresno, CA in 2021. The IRS lease for this property, which accounted for approximately 2.0% of our annualized rental income as of June 30, 2018, expires in the fourth quarter of 2021. The IRS has also publicly stated that it plans to discontinue its paper tax return processing operations in Covington, KY in 2019. Our property located in Florence, KY is leased to the IRS and we believe it is used to support the Covington, KY operations. This IRS lease, which accounted for approximately 0.6% of our annualized rental income as of June 30, 2018, expires in the second quarter of 2022, but is subject to possible early termination by our tenant. Despite its public announcements, the IRS has not provided us any official notices of its intentions regarding these properties.

As of June 30, 2018, we had leases at our consolidated properties totaling 1,713,824 rentable square feet that were scheduled to expire through June 30, 2019. As of July 31, 2018, tenants with leases totaling 602,938 rentable square feet that are scheduled to expire through June 30, 2019, have notified us that they do not plan to renew their leases upon expiration and we cannot be sure as to whether other tenants may or may not renew their leases upon expiration.  Based upon current market conditions and tenant negotiations for leases scheduled to expire through June 30, 2019, we expect that the rental rates we are likely to achieve on new or renewed leases for space under leases expiring through June 30, 2019 will, in the aggregate and on a weighted (by annualized revenues) average basis, be lower than the rates currently being paid, thereby generally resulting in lower revenue from the same space. We cannot be sure of the rental rates which will result from our ongoing negotiations regarding lease renewals or any new leases we may enter; also, we may experience material declines in our rental income due to vacancies upon lease expirations or early terminations. Prevailing market conditions and government and other tenants' needs at the time we negotiate and enter leases or lease renewals will generally determine rental rates and demand for leased space at our properties, and market conditions and government and other tenants' needs are beyond our control.

As of June 30, 2018, lease expirations at our consolidated properties by year are as follows (dollars in thousands):

	Number	Expirations			Annualized
	of	of Leased		Cumulative	Rental		Cumulative
	Tenants	Square	Percent	Percent	Income	Percent	Percent
Year (1)	Expiring	Feet (2)	of Total	of Total	Expiring	of Total	of Total
2018	69	1,051,305	6.6%	6.6%	$31,986	7.8%	7.8%
2019	93	2,588,572	16.2%	22.8%	73,809	18.0%	25.8%
2020	102	2,243,949	14.0%	36.8%	54,860	13.4%	39.2%
2021	89	1,808,925	11.3%	48.1%	37,462	9.1%	48.3%
2022	99	1,684,579	10.5%	58.6%	37,677	9.2%	57.5%
2023	67	1,298,429	8.1%	66.7%	37,368	9.1%	66.6%
2024	43	1,416,246	8.8%	75.5%	35,790	8.7%	75.3%
2025	32	993,068	6.2%	81.7%	22,728	5.5%	80.8%
2026	23	780,921	4.9%	86.6%	22,955	5.6%	86.4%
2027 and thereafter	52	2,155,572	13.4%	100.0%	56,221	13.6%	100.0%
Total	669	16,021,566	100.0%		$410,856	100.0%

Weighted average remaining lease term (in years)		4.6			4.5

(1)
The year of lease expiration is pursuant to current contract terms. Some government tenants have the right to vacate their space before the stated expirations of their leases. As of June 30, 2018, government tenants occupying approximately 9.2% of our consolidated rentable square feet and responsible for approximately 8.0% of our annualized rental income as of June 30, 2018 have currently exercisable rights to terminate their leases before the stated terms of their leases expire. Also, in 2018, 2019, 2020, 2021, 2022, 2023, 2024, 2025, 2026, 2027 and 2028 early termination rights become exercisable by other tenants who currently occupy an additional approximately 0.5%, 5.1%, 6.6%, 1.7%, 3.5%, 0.8%, 0.2%, 0.2%, 0.6%, 0.0% and 1.0% of our consolidated rentable square feet, respectively, and contribute an additional approximately 0.5%, 4.9%, 6.6%, 1.7%, 3.1%, 0.8%, 0.3%, 0.6%, 0.8%, 0.1% and 1.0% of our annualized rental income, respectively, as of June 30, 2018. In addition, as of June 30, 2018, 26 of our government tenants have currently exercisable rights to terminate their leases if the legislature or other funding authority does not appropriate rent amounts in their respective annual budgets. These 26 tenants occupy approximately 13.5% of our consolidated rentable square feet and contribute approximately 12.9% of our annualized rental income as of June 30, 2018.

(2)
Leased square feet is pursuant to leases existing as of June 30, 2018, and includes (i) space being fitted out for tenant occupancy pursuant to our lease agreements, if any, and (ii) space which is leased, but is not occupied or is being offered for sublease by tenants, if any.  Square feet measurements are subject to changes when space is re-measured or re-configured for new tenants.

Disposition Activities (dollar amounts in thousands)

In March 2018, we sold an office property (one building) located in Minneapolis, MN with 193,594 rentable square feet for $20,000, excluding closing costs.

In February 2018, we entered an agreement to sell an office property (one building) located in Safford, AZ with 36,139 rentable square feet for $8,250. In April 2018, we terminated the sales agreement to sell this property.

In May 2018, we sold an office property (one building) located in New York, NY with 187,060 rentable square feet for $118,500, excluding closing costs.

In May 2018, we sold an office property (one building) located in Sacramento, CA with 110,500 rentable square feet for $10,755, excluding closing costs.

As part of our long term plans to reduce our leverage, we expect to sell additional properties. We are marketing or plan to market for sale 24 properties (56 buildings) with an aggregate carrying value of $506,741 as of June 30, 2018.

We cannot be sure we will sell any of our properties that we are marketing or plan to market for sale or sell them for prices in excess of our carrying values.

Financing Activities (dollar amounts in thousands)

On May 1, 2018, one of our subsidiaries redeemed all 1,813,504 of its outstanding 5.5% Series A Cumulative Preferred Units, or the Preferred Units, for $11.15 per unit plus accrued and unpaid distributions (an aggregate of $20,310), using cash on hand and borrowings under our revolving credit facility.

Segment Information

We operate in two separate reportable business segments: ownership of real estate properties and our equity method investment in SIR.

RESULTS OF OPERATIONS (amounts in thousands, except per share amounts)

Three Months Ended June 30, 2018, Compared to Three Months Ended June 30, 2017

					Acquired Properties		Disposed Properties
					Results (2)		Results (3)
	Comparable Properties Results (1)				Three Months Ended		Three Months Ended		Consolidated Results
	Three Months Ended June 30				June 30,		June 30,		Three Months Ended June 30,
			$	%							$	%
	2018	2017	Change	Change	2018	2017	2018	2017	2018	2017	Change	Change
Rental income	$67,329	$65,669	$1,660	2.5%	$39,163	$—	$1,593	$4,218	$108,085	$69,887	$38,198	54.7%
Operating expenses:
Real estate taxes	7,657	7,158	499	7.0%	4,301	—	407	783	12,365	7,941	4,424	55.7%
Utility expenses	4,099	4,034	65	1.6%	1,899	—	20	138	6,018	4,172	1,846	44.2%
Other operating expenses	13,811	14,404	(593)	(4.1%)	7,566	—	222	783	21,599	15,187	6,412	42.2%
Total operating expenses	25,567	25,596	(29)	(0.1%)	13,766	—	649	1,704	39,982	27,300	12,682	46.5%
Net operating income (4)	$41,762	$40,073	$1,689	4.2%	$25,397	$—	$944	$2,514	68,103	42,587	25,516	59.9%

Other expenses:
Depreciation and amortization									42,671	20,663	22,008	106.5%
Loss on impairment of real estate									(316)	—	(316)	nm
General and administrative									4,449	5,087	(638)	(12.5%)
Total other expenses									46,804	25,750	21,054	81.8%
Operating income									21,299	16,837	4,462	26.5%
Dividend income									304	304	—	—%
Unrealized gain on equity securities									10,321	—	10,321	nm
Interest income									149	67	82	122.4%
Interest expense (including net amortization of debt premiums and discounts and debt issuance costs of $892 and $808, respectively)									(23,304)	(13,963)	(9,341)	66.9%
Net gain on issuance of shares by Select Income REIT									8	21	(13)	(61.9%)
Income from continuing operations before income taxes, equity in net earnings of investees and gain on sale of real estate									8,777	3,266	5,511	168.7%
Income tax expense									(83)	(25)	(58)	232.0%
Equity in net earnings of investees									3,672	8,581	(4,909)	(57.2%)
Income from continuing operations									12,366	11,822	544	4.6%
Loss from discontinued operations									—	(145)	145	(100.0%)
Income before gain on sale of real estate									12,366	11,677	689	5.9%
Gain on sale of real restate									17,329	—	17,329	nm
Net income									29,695	11,677	18,018	154.3%
Preferred units of limited partnership distributions									(93)	—	(93)	nm
Net income available for common shareholders									$29,602	$11,677	$17,925	153.5%

Weighted average common shares outstanding (basic)									99,051	71,088	27,963	39.3%
Weighted average common shares outstanding (diluted)									99,064	71,119	27,945	39.3%

Per common share amounts (basic and diluted):
Income from continuing operations									$0.30	$0.17	$0.13	76.5%
Loss from discontinued operations									$—	$—	$—	—%
Net income available for common shareholders									$0.30	$0.16	$0.14	87.5%

Reconciliation of Net Income Available for Common Shareholders to Consolidated Property NOI: (4)
Net income available for common shareholders									$29,602	$11,677
Preferred units of limited partnership distributions									93	—
Net income									29,695	11,677
Gain on sale of real estate									(17,329)	—
Income before gain on sale of real estate									12,366	11,677
Loss from discontinued operations									—	145
Income from continuing operations									12,366	11,822
Equity in net earnings of investees									(3,672)	(8,581)
Income tax expense									83	25
Net gain on issuance of shares by Select Income REIT									(8)	(21)
Interest expense									23,304	13,963
Interest income									(149)	(67)
Unrealized gain on equity securities									(10,321)	—
Dividend income									(304)	(304)
Operating income									21,299	16,837
General and administrative									4,449	5,087
Loss on impairment of real estate									(316)	—
Depreciation and amortization									42,671	20,663
Net operating income									$68,103	$42,587

Calculation of Funds From Operations Available for Common Shareholders and Normalized Funds From Operations Available for Common Shareholders (5)
	2018	2017
Net income available for common shareholders	$29,602	$11,677
Add (less): Depreciation and amortization:
Consolidated properties	42,671	20,663
Unconsolidated joint venture properties	2,185	—
FFO attributable to Select Income REIT investment	12,414	17,149
Loss on impairment of real estate	(316)	—
Equity in earnings from Select Income REIT	(4,301)	(8,207)
Gain on sale of real estate	(17,329)	—
Funds from operations available for common shareholders	64,926	41,282
Add (less): Normalized FFO attributable to Select Income REIT investment	11,292	17,407
FFO attributable to Select Income REIT investment	(12,414)	(17,149)
Net gain on issuance of shares by Select Income REIT	(8)	(21)
Estimated business management incentive fees (6)	(2,150)	893
Unrealized gain on equity securities	(10,321)	—
Normalized funds from operations available for common shareholders	$51,325	$42,412

Funds from operations per common share available for common shareholders (basic and diluted)	$0.66	$0.58
Normalized funds from operations per common share available for common shareholders (basic and diluted)	$0.52	$0.60

(1)	Comparable properties consist of 70 consolidated properties (92 buildings) we owned on June 30, 2018 and which we owned continuously since April 1, 2017.

(2)
Acquired properties consist of 35 consolidated properties (72 buildings) we acquired since April 1, 2017. We acquired these 35 properties (72 buildings) in connection with the FPO Transaction in October 2017.

(3)
Disposed properties consist of one consolidated property (one building) which we sold in October 2017, one consolidated property (one building) which we sold in March 2018 and two consolidated properties (two buildings) which we sold during the three months ended June 30, 2018, and excludes one property (one building) classified as discontinued operations which we sold in August 2017.

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

(5)
We calculate funds from operations, or FFO, available for common shareholders and normalized funds from operations, or Normalized FFO, available for common shareholders as shown above. FFO available for common shareholders is calculated on the basis defined by The National Association of Real Estate Investment Trusts, or Nareit, which is net income available for common shareholders calculated in accordance with GAAP, plus real estate depreciation and amortization of consolidated properties and our proportionate share of the real estate depreciation and amortization of unconsolidated joint venture properties and the difference between FFO attributable to an equity investment and equity in earnings of an equity investee but excluding impairment charges on and increases in the carrying value of real estate assets, any gain or loss on sale of real estate, as well as certain other adjustments currently not applicable to us. Our calculation of Normalized FFO available for common shareholders differs from Nareit's definition of FFO available for common shareholders because we include SIR's Normalized FFO attributable to our equity investment in SIR (net of FFO attributable to our equity investment in SIR), we include business management incentive fees, if any, only in the fourth quarter versus the quarter when they are recognized as expense in accordance with GAAP due to their quarterly volatility not necessarily being indicative of our core operating performance and the uncertainty as to whether any such business management incentive fees will be payable when all contingencies for determining such fees are known at the end of the calendar year and we exclude gains on issuance of shares by SIR and unrealized gains and losses on equity securities. We consider FFO available for common shareholders and Normalized FFO available for common shareholders to be appropriate supplemental measures of operating performance for a REIT, along with net income, net income available for our common shareholders and operating income. We believe that FFO available for common shareholders and Normalized FFO available for common shareholders provide useful information to investors because by excluding the effects of certain historical amounts, such as depreciation expense, FFO available for common shareholders and Normalized FFO available for common shareholders may facilitate a comparison of our operating performance between periods and with other REITs. FFO available for common shareholders and Normalized FFO available for common shareholders are among the factors considered by our Board of Trustees when determining the amount of distributions to our shareholders. Other factors include, but are not limited to, requirements to maintain our qualification for taxation as a REIT, limitations in our credit agreement and public debt covenants, the availability to us of debt and equity capital, our expectation of our future capital requirements and operating performance, our receipt of distributions from SIR and our expected needs for and availability of cash to pay our obligations. FFO available for common shareholders and Normalized FFO available for common shareholders do not represent cash generated by operating activities in accordance with GAAP and should not be considered alternatives to net income, net income available for common shareholders or operating income as indicators of our operating performance or as measures of our liquidity. These measures should be considered in conjunction with net income, net income available for common shareholders and operating income as presented in our condensed consolidated statements of comprehensive income. Other real estate companies and REITs may calculate FFO available for common shareholders and Normalized FFO available for common shareholders differently than we do.

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

We refer to the 70 consolidated properties (92 buildings) we owned on June 30, 2018 and which we have owned continuously since April 1, 2017 as comparable properties. We refer to the 35 consolidated properties (72 buildings) that we acquired during the period from April 1, 2017 to June 30, 2018 as the acquired properties. We refer to the four properties (four buildings) we sold during the period from April 1, 2017 to June 30, 2018 as the disposed properties.

Our condensed consolidated statements of comprehensive income for the three months ended June 30, 2018 include the operating results of 35 acquired properties (72 buildings) for the entire period, as we acquired those properties after April 1, 2017, exclude the operating results of two disposed properties (two buildings) for the entire period, as we sold those properties prior to the 2018 period, and include the operating results of two disposed properties (two buildings) for less than the entire period, as we sold those properties during the 2018 period. Our condensed consolidated statements of comprehensive income for the three months ended June 30, 2017 exclude the operating results of 35 acquired properties (72 buildings) for the entire period, as we acquired those properties after June 30, 2017 and include the operating results of four disposed properties (four buildings) for the entire period as we sold those properties after June 30, 2017.

References to changes in the income and expense categories below relate to the comparison of consolidated results for the three month period ended June 30, 2018, compared to the three month period ended June 30, 2017.

Rental income. The increase in rental income reflects an increase in rental income for comparable properties and the rental income from the acquired properties, partially offset by a decrease in rental income from the disposed properties. Rental income for comparable properties increased $1,660 primarily due to increases in rental rates and in occupied space at certain of our properties in the 2018 period. Rental income increased $39,163 as a result of the acquired properties. Rental income declined $2,625 as a result of the disposed properties. Rental income includes non-cash straight line rent adjustments totaling $2,744 in the 2018 period and $1,104 in the 2017 period, and amortization of acquired leases and assumed lease obligations totaling ($753) in the 2018 period and ($617) in the 2017 period.

Real estate taxes. The increase in real estate taxes reflects an increase in real estate taxes for comparable properties and the real estate taxes for the acquired properties, partially offset by a decrease in real estate taxes for the disposed properties. Real estate taxes for comparable properties increased $499 due primarily to the effect of higher real estate tax valuation assessments at certain of our properties in the 2018 period. Real estate taxes increased $4,301 as a result of the acquired properties. Real estate taxes declined $376 as a result of the disposed properties.

Utility expenses. The increase in utility expenses reflects an increase in utility expenses for the comparable properties and utility expenses for the acquired properties, partially offset by a decrease in utility expenses for the disposed properties. Utility expenses at comparable properties increased $65 primarily due to an increase in electricity usage and rates at certain of our buildings during the 2018 period. Utility expenses increased $1,899 as a result of the acquired properties. Utility expenses declined $118 as a result of the disposed properties.

Other operating expenses. Other operating expenses consist of salaries and benefit costs of property level personnel, repairs and maintenance expense, cleaning expense, other direct costs of operating our properties and property management fees. The increase in other operating expenses is a result of the other operating expenses for the acquired properties, partially offset by a decrease in other operating expenses for the comparable properties and a decrease in other operating expenses for the disposed properties. Other operating expenses at comparable properties declined $593 primarily as a result of lower repairs and maintenance costs during the 2018 period. Other operating expenses increased $7,566 as a result of the acquired properties. Other operating expenses declined $561 as a result of the disposed properties.

Depreciation and amortization. The increase in depreciation and amortization reflects the effect of the acquired properties and of improvements made to certain of our comparable properties, partially offset by the effect of certain assets becoming fully depreciated and property dispositions. Depreciation and amortization increased $22,921 as a result of the acquired properties. Depreciation and amortization at comparable properties increased $229 due primarily to depreciation and amortization of improvements made to certain of our properties after April 1, 2017, partially offset by certain leasing related assets becoming fully depreciated after April 1, 2017. Depreciation and amortization declined $1,142 as a result of the disposed properties.

Loss on impairment of real estate. We recorded a $322 adjustment to increase the carrying value of one property (one building) we removed from held for sale status in the 2018 period to its estimated fair value partially offset by a $6 adjustment to reduce the carrying value of one property (one building) to its estimated fair value less costs to sell.

General and administrative. General and administrative expenses consist of fees pursuant to our business management agreement, equity compensation expense, legal and accounting fees, Trustees’ fees and expenses, securities listing and transfer agency fees and other costs relating to our status as a publicly traded company. The decrease in general and administrative expenses is primarily a result of the reversal of $2,150 of previously accrued business management incentive fees in the 2018 period, partially offset by an increase in business management fees as a result of our acquisition activity.

Dividend income. Dividend income consists of dividends received from our investment in The RMR Group Inc., or RMR Inc.

Unrealized gain on equity securities. Unrealized gain on equity securities represents the unrealized gain to adjust our investment in RMR Inc. to its fair value in accordance with a change in GAAP effective January 1, 2018. For further information, see Notes 2 and 8 to the Notes to Condensed Consolidated Financial Statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

Interest income. The increase in interest income is primarily the result of higher cash balances and higher interest rates in the 2018 period compared to the 2017 period.

Interest expense. The increase in interest expense reflects higher average outstanding debt balances and higher weighted average interest rates on borrowings during the 2018 period compared to the 2017 period.

Net gain on issuance of shares by SIR. Gain on issuance of shares by SIR is a result of the issuance of common shares by SIR at prices which were in the aggregate above the then per share carrying value of our SIR common shares.

Income tax expense. The increase in income tax expense reflects higher operating income in certain jurisdictions in the 2018 period that is subject to state income taxes.

Equity in net earnings of investees. Equity in net earnings of investees represents our proportionate share of earnings from our investments in SIR, Affiliates Insurance Company, or AIC, and two unconsolidated joint ventures.

Loss from discontinued operations. Loss from discontinued operations reflects operating results for one property (one building) included in discontinued operations during the 2017 period. We sold this property in August 2017.

Gain on sale of real estate. We recorded a $17,329 gain on sale of real estate resulting from the sale of one property (one building) during the 2018 period.

Preferred units of limited partnership distributions. Preferred units of limited partnership distributions represent distributions to the holders of the Preferred Units. The Preferred Units were redeemed by one of our subsidiaries in May 2018.

Net income and net income available for common shareholders. Our net income, net income available for common shareholders and net income available for common shareholders per basic and diluted common share increased in the 2018 period compared to the 2017 period primarily as a result of the changes noted above. The percentage increase in net income available for common shareholders per common share (basic and diluted) is lower primarily as a result of the higher number of weighted average common shares outstanding as result of our issuance of common shares in an underwritten public offering in July 2017.

RESULTS OF OPERATIONS (amounts in thousands, except per share amounts)

Six Months Ended June 30, 2018, Compared to Six Months Ended June 30, 2017

					Acquired Properties		Disposed Properties
					Results (2)		Results (3)
	Comparable Properties Results (1)				Six Months Ended		Six Months Ended		Consolidated Results
	Six Months Ended June 30				June 30,		June 30,		Six Months Ended June 30,
			$	%							$	%
	2018	2017	Change	Change	2018	2017	2018	2017	2018	2017	Change	Change
Rental income	$133,226	$130,176	$3,050	2.3%	$78,079	$818	$5,497	$8,189	$216,802	$139,183	$77,619	55.8%
Operating expenses:
Real estate taxes	15,560	14,509	1,051	7.2%	8,586	52	1,184	1,557	25,330	16,118	9,212	57.2%
Utility expenses	8,709	8,437	272	3.2%	3,774	13	224	328	12,707	8,778	3,929	44.8%
Other operating expenses	28,084	27,616	468	1.7%	15,488	132	864	1,431	44,436	29,179	15,257	52.3%
Total operating expenses	52,353	50,562	1,791	3.5%	27,848	197	2,272	3,316	82,473	54,075	28,398	52.5%
Net operating income (4)	$80,873	$79,614	$1,259	1.6%	$50,231	$621	$3,225	$4,873	134,329	85,108	49,221	57.8%

Other expenses:
Depreciation and amortization									86,875	41,168	45,707	111.0%
Loss on impairment of real estate									5,800	—	5,800	nm
General and administrative									14,055	9,049	5,006	55.3%
Total other expenses									106,730	50,217	56,513	112.5%
Operating income									27,599	34,891	(7,292)	(20.9%)
Dividend income									608	608	—	—%
Unrealized gain on equity securities									23,252	—	23,252	nm
Interest income									265	128	137	107.0%
Interest expense (including net amortization of debt premium and discounts and debt issuance costs of $1,856 and $1,615, respectively)									(46,070)	(27,544)	(18,526)	67.3%
Net gain on issuance of shares by Select Income REIT									8	21	(13)	(61.9%)
Income from continuing operations before income taxes, equity in net earnings of investees and gain on sale of real estate									5,662	8,104	(2,442)	(30.1%)
Income tax expense									(115)	(43)	(72)	167.4%
Equity in net earnings of investees									13,384	11,320	2,064	18.2%
Income from continuing operations									18,931	19,381	(450)	(2.3%)
Loss from discontinued operations									—	(289)	289	nm
Income before gain on sale of real estate									18,931	19,092	(161)	(0.8%)
Gain on sale of real estate									17,329	—	17,329	nm
Net income									36,260	19,092	17,168	89.9%
Preferred units of limited partnership distributions									(371)	—	(371)	nm
Net income available for common shareholders									$35,889	$19,092	$16,797	88.0%

Weighted average common shares outstanding (basic)									99,046	71,083	27,963	39.3%
Weighted average common shares outstanding (diluted)									99,050	71,109	27,941	39.3%

Per common share amounts (basic and diluted):
Income from continuing operations									$0.37	$0.27	$0.10	37.0%
Loss from discontinued operations									$—	$—	$—	—%
Net income available for common shareholders									$0.36	$0.27	$0.09	33.3%

Reconciliation of Net Income Available for Common Shareholders to Consolidated Property NOI: (4)
Net income available for common shareholders									$35,889	$19,092
Preferred units of limited partnership distributions									371	—
Net income									36,260	19,092
Gain on sale of real estate									(17,329)	—
Income before gain on sale of real estate									18,931	19,092
Loss from discontinued operations									—	289
Income from continuing operations									18,931	19,381
Equity in net earnings of investees									(13,384)	(11,320)
Income tax expense									115	43
Gain on issuance of shares by Select Income REIT									(8)	(21)
Interest expense									46,070	27,544
Interest income									(265)	(128)
Unrealized gain on equity securities									(23,252)	—
Dividend income									(608)	(608)
Operating income									27,599	34,891
General and administrative									14,055	9,049
Loss on impairment of real estate									5,800	—
Depreciation and amortization									86,875	41,168
Net operating income									$134,329	$85,108

Calculation of Funds From Operations Available for Common Shareholders and Normalized Funds From Operations Available for Common Shareholders (5)
	2018	2017
Net income available for common shareholders	$35,889	$19,092
Add (less): Depreciation and amortization:
Consolidated properties	86,875	41,168
Unconsolidated joint venture properties	4,370	—
FFO attributable to Select Income REIT investment	30,902	29,553
Loss on impairment of real estate	5,800	—
Equity in earnings from Select Income REIT	(14,590)	(10,818)
Gain on sale of real estate	(17,329)	—
Funds from operations available for common shareholders	131,917	78,995
Add (less): Estimated business management incentive fee (6)	737	893
Normalized FFO attributable to Select Income REIT investment	26,898	31,997
FFO attributable to Select Income REIT investment	(30,902)	(29,553)
Unrealized gain on equity securities	(23,252)	—
Net gain on issuance of shares by Select Income REIT	(8)	(21)
Normalized funds from operations available for common shareholders	$105,390	$82,311

Funds from operations per common share available for common shareholders (basic and diluted)	$1.33	$1.11
Normalized funds from operations per common share available for common shareholders (basic and diluted)	$1.06	$1.16

(1)	Comparable properties consist of 69 consolidated properties (91 buildings) we owned on June 30, 2018 and which we owned continuously since January 1, 2017.

(2)
Acquired properties consist of 36 consolidated properties (73 buildings) we acquired since January 1, 2017. We acquired 35 of these properties (72 buildings) in connection with the FPO Transaction in October 2017 and acquired one property (one building) in a separate transaction in January 2017.

(3)
Disposed properties consist of one consolidated property (one building) which we sold in October 2017 and three consolidated properties (three buildings) which we sold during the six months ended June 30, 2018 and excludes one property (one building) classified as discontinued operations which we sold in August 2017.

(4)	See footnote (4) on page 28 for definition of NOI.

(5)	See footnote (5) on page 28 for definition of FFO and Normalized FFO available for common shareholders.

We refer to the 69 consolidated properties (91 buildings) we owned on June 30, 2018 and which we have owned continuously since January 1, 2017 as comparable properties. We refer to the 36 consolidated properties (73 buildings) that we acquired during the period from January 1, 2017 to June 30, 2018 as the acquired properties. We refer to the four properties (four buildings) we sold during the period from January 1, 2017 to June 30, 2018 as the disposed properties.

Our condensed consolidated statements of comprehensive income for the six months ended June 30, 2018 include the operating results of the acquired properties for the entire period, as we acquired those properties in 2017, exclude the operating results of one disposed property (one building) for the entire period, as we sold that property in 2017, and include the operating results of three disposed properties (three buildings) for less than the entire period, as we sold those properties during the 2018 period. Our condensed consolidated statements of comprehensive income for the six months ended June 30, 2017 exclude the operating results of 35 acquired properties (72 buildings) for the entire period, as we acquired those properties after June 30, 2017, include the operating results of one property (one building) for less than the entire period, as we acquired that property during the 2017 period and include the operating results of the disposed properties for the entire period as we sold those properties after June 30, 2017.

References to changes in the income and expense categories below relate to the comparison of consolidated results for the six months ended June 30, 2018, compared to the six month period ended June 30, 2017.

Rental income. The increase in rental income reflects an increase in rental income for comparable properties and the rental income from the acquired properties, partially offset by a decrease in rental income from the disposed properties. Rental income for comparable properties increased $3,050 primarily due to increases in rental rates and in occupied space at certain of our properties in the 2018 period. Rental income increased $77,261 as a result of the acquired properties. Rental income declined $2,692 as a result of the disposed properties. Rental income includes non-cash straight line rent adjustments totaling $5,835 in the 2018 period and $2,404 in the 2017 period, and amortization of acquired leases and assumed lease obligations totaling ($1,588) in the 2018 period and ($1,244) in the 2017 period.

Real estate taxes. The increase in real estate taxes reflects an increase in real estate taxes for the comparable properties and real estate taxes for the acquired properties, partially offset by a decrease in real estate taxes for the disposed properties. Real estate taxes for comparable properties increased $1,051 due primarily to the effect of higher real estate tax valuation assessments at certain of our properties in the 2018 period. Real estate taxes increased $8,534 as a result of the acquired properties. Real estate taxes declined $373 as a result of the disposed properties.

Utility expenses. The increase in utility expenses reflects an increase in utility expenses for the comparable properties and utility expenses for the acquired properties, partially offset by a decrease in utility expenses for the disposed properties. Utility expenses at comparable properties increased $272 primarily due to an increase in electricity usage and rates at certain of our buildings during the 2018 period. Utility expenses increased $3,761 as a result of the acquired properties. Utility expenses declined $104 as a result of the disposed properties.

Other operating expenses. The increase in other operating expenses reflects an increase in other operating expenses for the comparable properties and the other operating expenses for the acquired properties, partially offset by a decrease in other operating expenses for the disposed properties. Other operating expenses at comparable properties increased $468 primarily as a result of higher snow removal costs during the 2018 period. Other operating expenses increased $15,356 as a result of the acquired properties. Other operating expenses declined $567 as a result of the disposed properties.

Depreciation and amortization. The increase in depreciation and amortization reflects the effect of the acquired properties and of improvements made to certain of our comparable properties, partially offset by the effect of certain assets becoming fully depreciated and property dispositions. Depreciation and amortization increased $46,367 as a result of the acquired properties. Depreciation and amortization at comparable properties increased $839 due primarily to depreciation and amortization of improvements made to certain of our properties after January 1, 2017, partially offset by certain leasing related assets becoming fully depreciated after January 1, 2017. Depreciation and amortization declined $1,499 as a result of the disposed properties.

Loss on impairment of real estate. We recorded a $5,800 loss on impairment of real estate in the 2018 period to reduce the carrying value of three properties (three buildings) to their estimated fair value less costs to sell.

General and administrative. The increase in general and administrative expenses is primarily as a result of an increase in business management fees as a result of our acquisition activity.

Dividend income. Dividend income consists of dividends received from our investment in RMR Inc.

Unrealized gain on equity securities. Unrealized gain on equity securities represents the unrealized gain to adjust our investment in RMR Inc. to its fair value in accordance with a change in GAAP effective January 1, 2018. For further information, see Notes 2 and 8 to the Notes to Condensed Consolidated Financial Statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

Interest income. The increase in interest income is primarily the result of higher cash balances and higher interest rates in the 2018 period compared to the 2017 period.

Interest expense. The increase in interest expense reflects higher average outstanding debt balances and higher weighted average interest rates on borrowings during the 2018 period compared to the 2017 period.

Net gain on issuance of shares by SIR. Gain on issuance of shares by SIR is a result of the issuance of common shares by SIR at prices which were in the aggregate above the then per share carrying value of our SIR common shares.

Income tax expense. The increase in income tax expense reflects higher operating income in certain jurisdictions in the 2018 period that is subject to state income taxes.

Equity in net earnings of investees. Equity in net earnings of investees represents our proportionate share of earnings from our investments in SIR, AIC and two unconsolidated joint ventures.

Loss from discontinued operations. Loss from discontinued operations reflects operating results for one property (one building) included in discontinued operations during the 2017 period. We sold this property in August 2017.

Gain on sale of real estate. We recorded a $17,329 gain on sale of real estate resulting from the sale of one property (one building) during the 2018 period.

Preferred units of limited partnership distributions. Preferred units of limited partnership distributions represent distributions to the holders of the Preferred Units. The Preferred Units were redeemed by one of our subsidiaries in May 2018.

Net income and net income available for common shareholders. Our net income, net income available for common shareholders and net income available for common shareholders per basic and diluted common share increased in the 2018 period compared to the 2017 period primarily as a result of the changes noted above. The percentage increase in net income available for common shareholders per common share (basic and diluted) is lower primarily as a result of the higher number of weighted average common shares outstanding as result of our issuance of common shares in an underwritten public offering in July 2017.

LIQUIDITY AND CAPITAL RESOURCES

Our Operating Liquidity and Resources (dollar amounts in thousands)

Our principal sources of funds to meet operating and capital expenses, pay debt service obligations and make distributions to our shareholders are the operating cash flows we generate as rental income from our properties, the distributions we receive from our investments in SIR and RMR Inc. and borrowings under our revolving credit facility. We believe that these sources of funds will be sufficient to meet our operating and capital expenses, pay debt service obligations and make distributions to our shareholders for the next 12 months and for the foreseeable future thereafter. Our future cash flows from operating activities will depend primarily upon:

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

Our changes in cash flows for the six months ended June 30, 2018 compared to the same period in 2017 were as follows: (i) cash provided by operating activities increased from $69,802 in 2017 period to $93,497 in the 2018 period; (ii) cash flows from investing activities changed from $20,044 of cash used in investing activities in the 2017 period to $133,925 of cash provided by investing activities in the 2018 period; and (iii) cash used in financing activities increased from $66,978 in the 2017 period to $225,959 in the 2018 period.

The increase in cash provided by operating activities for the six month period ended June 30, 2018 as compared to the corresponding prior year period was due primarily to an increase in Consolidated Property NOI from our acquisition activities and an increase in distributions we received from our investment in SIR classified as an operating activity in our condensed consolidated statement of cash flows as a result of an increase in the equity in earnings of SIR we recognized in the 2018 period, partially offset by an increase in interest paid due to higher average outstanding debt balances and higher weighed average interest rates on borrowings in the 2018 period and unfavorable changes in working capital. The change from cash used in investing activities in the 2017 period to cash provided by investing activities in the 2018 period is primarily due to our receipt of cash proceeds from the sale of four of our properties (four buildings) in the 2018 period, compared to our use of cash to acquire one of our properties (one building) in the 2017 period. The increase in cash used in financing activities for the six month period ended June 30, 2018 as compared to the corresponding prior year period was due primarily to an increase in net debt repayments, the redemption of the Preferred Units in the 2018 period and an increase in our distributions to common shareholders in the 2018 period as a result of our issuance of common shares in July 2017.

Our Investment and Financing Liquidity and Resources (dollar amounts in thousands, except per share and per square foot amounts)

In order to fund acquisitions and to meet cash needs that may result from our desire or need to make distributions or pay operating or capital expenses, we maintain a $750,000 unsecured revolving credit facility. The maturity date of our revolving credit facility is January 31, 2019 and, subject to our payment of an extension fee and meeting other conditions, we have an option to extend the stated maturity date of our revolving credit facility by one year to January 31, 2020. We are required to pay interest at a rate of LIBOR plus a premium, which was 125 basis points per annum at June 30, 2018, on the amount outstanding under our revolving credit facility. We also pay a facility fee on the total amount of lending commitments under our revolving credit facility, which was 25 basis points per annum at June 30, 2018. Both the interest rate premium and the facility fee are subject to adjustment based upon changes to our credit ratings. We can borrow, repay and reborrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity. As of June 30, 2018, the annual interest rate payable on borrowings under our revolving credit facility was 3.2%. As of both June 30, 2018 and July 31, 2018, we had $452,000 outstanding under our revolving credit facility.

Our revolving credit facility is governed by a credit agreement, or our credit agreement, with a syndicate of institutional lenders, which also governs our two unsecured term loans:

•
Our $300,000 term loan, which matures on March 31, 2020, is prepayable without penalty at any time. We are required to pay interest at a rate of LIBOR plus a premium, which was 140 basis points per annum at June 30, 2018, on the amount outstanding under our $300,000 term loan.  The interest rate premium is subject to adjustment based upon changes to our credit ratings.  As of June 30, 2018, the annual interest rate for the amount outstanding under our $300,000 term loan was 3.5%.

•
Our $250,000 term loan, which matures on March 31, 2022, is prepayable without penalty at any time. We are required to pay interest at a rate of LIBOR plus a premium, which was 180 basis points per annum at June 30, 2018, on the amount outstanding under our $250,000 term loan.  The interest rate premium is subject to adjustment based upon changes to our credit ratings.  As of June 30, 2018, the annual interest rate for the amount outstanding under our $250,000 term loan was 3.9%.

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

As of June 30, 2018, our debt maturities (other than our revolving credit facility) are as follows: $1,863 in 2018, $361,541 in 2019, $338,433 in 2020, $14,420 in 2021, $575,518 in 2022 and $399,564 thereafter.

None of our unsecured debt obligations require sinking fund payments prior to their maturity dates. Our $181,339 in mortgage debts generally require monthly payments of principal and interest through maturity.
In addition to our debt obligations, as of June 30, 2018, we have estimated unspent leasing related obligations of $32,609.

On May 1, 2018, one of our subsidiaries redeemed all of the outstanding Preferred Units for $11.15 per unit plus accrued and unpaid distributions (an aggregate of $20,310) using cash on hand and borrowings under our revolving credit facility.

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

On February 26, 2018 and May 21, 2018, we paid a regular quarterly distribution to common shareholders of record on January 29, 2018 and April 30, 2018 of $0.43 per share, or $42,632 and $42,634, respectively. We funded these distributions using cash on hand and borrowings under our revolving credit facility. On July 19, 2018, we declared a regular quarterly distribution payable to common shareholders of record on July 30, 2018 of $0.43 per share, or $42,641. We expect to pay this distribution on or about August 20, 2018 using cash on hand and borrowings under our revolving credit facility.

Off Balance Sheet Arrangements

We own 50% and 51% interests in two unconsolidated joint ventures which own two properties (three buildings). The properties owned by these joint ventures are encumbered by an aggregate $82,000 principal amount of mortgage indebtedness. We do not control the activities that are most significant to these joint ventures and, as a result, we account for our investment in these joint ventures under the equity method of accounting. See Note 4 to the Notes to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on the financial condition and results of operations of these joint ventures. Other than these joint ventures, as of June 30, 2018, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Debt Covenants (dollars in thousands)

Our principal debt obligations at June 30, 2018 consisted of borrowings under our $750,000 revolving credit facility, our $300,000 term loan, our $250,000 term loan, an aggregate outstanding principal amount of $960,000 of public issuances of senior unsecured notes and eight secured mortgage notes with an aggregate outstanding principal balance of $181,339 that were assumed in connection with certain of our acquisitions. Also, two properties (three buildings) which are owned by joint ventures secure two additional mortgage notes. Our publicly issued senior unsecured notes are governed by indentures and their supplements. Our senior unsecured notes indentures and their supplements and our credit agreement provide for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, such as, in the case of our credit agreement, a change of control of us, which includes RMR LLC ceasing to act as our business and property manager. Our senior unsecured notes indentures and their supplements and our credit agreement also contain a number of covenants which generally restrict our ability to incur debts, including debts secured by mortgages on our properties, in excess of calculated amounts, require us to maintain various financial ratios, and, in the case of our credit agreement, restrict our ability to make distributions to our shareholders in certain circumstances. Our mortgage notes are non-recourse, subject to certain limited exceptions, and do not contain any material financial covenants.  As of June 30, 2018, we believe we were in compliance with the terms and conditions of our respective covenants under our credit agreement and senior unsecured notes indentures and their supplements.
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
Related Person Transactions

We have relationships and historical and continuing transactions with RMR LLC, RMR Inc. and others related to them. For example: we have no employees and the personnel and various services we require to operate our business are provided to us by RMR LLC pursuant to our business and property management agreements with RMR LLC; RMR Inc. is the managing member of RMR LLC; Adam D. Portnoy, one of our Managing Trustees, is the sole trustee, an officer and controlling shareholder of ABP Trust, which is the controlling shareholder of RMR Inc.; and we own shares of class A common stock of RMR Inc. We also have relationships and historical and continuing transactions with other companies to which RMR LLC or its subsidiaries provide management services and which may have trustees, directors and officers who are also trustees, directors or officers of us, RMR LLC or RMR Inc., including: SIR, of which we are the largest shareholder and at June 30, 2018, of which we owned approximately 27.8% of its outstanding common shares; and AIC, of which we, ABP Trust, SIR and four other companies to which RMR LLC provides management services each own 14.3% and which arranges and reinsures in part a combined property insurance program for us and its six other shareholders. For further information about these and other such relationships and related person transactions, see Notes 10, 11 and 12 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, our Annual Report, our definitive Proxy Statement for our 2018 Annual Meeting of Shareholders and our other filings with the Securities and Exchange Commission, or SEC. In addition, see the section captioned “Risk Factors” of our Annual Report for a description of risks that may arise as a result of these and other related person transactions and relationships. Our filings with the SEC and copies of certain of our agreements with these related persons, including our business and property management agreements with RMR LLC and our shareholders agreement with AIC and its six other shareholders, are available as exhibits to our filings with the SEC and accessible at the SEC’s website, www.sec.gov. We may engage in additional transactions with related persons, including businesses to which RMR LLC or its subsidiaries provide management services.

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

Fixed Rate Debt

At June 30, 2018, our outstanding fixed rate debt consisted of the following:

		Annual	Annual		Interest
	Principal	Interest	Interest		Payments
Debt	Balance (1)	Rate (1)	Expense (1)	Maturity	Due
Senior unsecured notes	$350,000	3.750%	$13,125	2019	Semi-annually
Senior unsecured notes	310,000	5.875%	18,213	2046	Quarterly
Senior unsecured notes	300,000	4.000%	12,000	2022	Semi-annually
Mortgage note (one property (one building) in Tampa, FL)	8,082	7.000%	574	2019	Monthly
Mortgage note (one property (one building) in Washington, DC)	34,094	5.720%	1,977	2020	Monthly
Mortgage note (one property (one building) in Chesapeake, VA)	3,080	4.260%	133	2020	Monthly
Mortgage note (one property (one building) in Lakewood, CO)	3,490	8.150%	288	2021	Monthly
Mortgage note (one property (one building) in Fairfax, VA)	13,566	5.877%	808	2021	Monthly
Mortgage note (one property (one building) in Washington, DC)	27,544	4.220%	1,179	2022	Monthly
Mortgage note (one property (one building) in Washington, DC)	24,703	4.800%	1,202	2023	Monthly
Mortgage note (one property (one building) in Washington, DC)	66,780	4.050%	2,742	2030	Monthly
	$1,141,339		$52,241

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

Our $350,000 and $300,000 senior unsecured notes require semi-annual interest payments through maturity and our $310,000 senior unsecured notes require quarterly interest payments through maturity.  Our mortgages generally require principal and interest payments through maturity pursuant to amortization schedules.  Because these debts require interest to be paid at a fixed rate, changes in market interest rates during the term of these debts will not affect our interest obligations.  If these debts were refinanced at interest rates which are one percentage point higher or lower than shown above, our annual interest cost would increase or decrease by approximately $11,439.

Changes in market interest rates also would affect the fair value of our fixed rate debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt.  Based on the balances outstanding at June 30, 2018, and discounted cash flow analyses through the respective maturity dates, and assuming no other changes in factors that may affect the fair value of our fixed rate debt obligations, a hypothetical immediate one percentage point increase in interest rates would change the fair value of those obligations by approximately $52,418.

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

At June 30, 2018, we owned 50% and 51% interests in two joint venture arrangements which owned two properties (three buildings) that are secured by fixed rate debt consisting of the following mortgage notes:

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

Floating Rate Debt

At June 30, 2018, our floating rate debt consisted of $452,000 of borrowings under our $750,000 revolving credit facility, our $300,000 term loan and our $250,000 term loan. Our revolving credit facility matures in January 2019 and, subject to our meeting certain conditions, including our payment of an extension fee, we have the option to extend the stated maturity by one year to January 2020. No principal repayments are required under our revolving credit facility or our term loans prior to maturity, and we can borrow, repay and reborrow funds available under our revolving credit facility, subject to conditions, at any time without penalty. Our $300,000 term loan matures on March 31, 2020. Our $250,000 term loan matures on March 31, 2022. Amounts outstanding under our term loans may be repaid without penalty at any time, but after they are repaid amounts may not be redrawn.

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

The following table presents the impact a one percentage point increase in interest rates would have on our annual floating rate interest expense as of June 30, 2018:

	Impact of Changes in Interest Rates
	Annual	Outstanding	Total Interest	Annual Earnings
	Interest Rate (1)	Debt	Expense Per Year	Per Share Impact (2)
At June 30, 2018	3.5%	$1,002,000	$35,557	$0.36
One percentage point	4.5%	$1,002,000	$45,716	$0.46

(1)	Weighted based on the respective interest rates and outstanding borrowings under our revolving credit facility and our term loans as of June 30, 2018.

(2)	Based on the weighted average shares outstanding (diluted) for the six months ended June 30, 2018.

The following table presents the impact a one percentage point increase in interest rates would have on our annual floating rate interest expense as of June 30, 2018 if we were fully drawn on our revolving credit facility and our term loans remained outstanding:

	Impact of an Increase in Interest Rates
	Annual	Outstanding	Total Interest	Annual Earnings
	Interest Rate (1)	Debt	Expense Per Year	Per Share Impact (2)
At June 30, 2018	3.4%	$1,300,000	$44,814	$0.45
One percentage point	4.4%	$1,300,000	$57,994	$0.59

(1)	Weighted based on the respective interest rates and outstanding borrowings under our revolving credit facility (assuming fully drawn) and our term loans as of June 30, 2018.

(2)	Based on the weighted average shares outstanding (diluted) for the six months ended June 30, 2018.

The foregoing tables show the impact of an immediate increase in floating interest rates as of June 30, 2018.  If interest rates were to increase gradually over time, the impact would be spread over time. Our exposure to fluctuations in floating interest rates will increase or decrease in the future with increases or decreases in the outstanding amount under our revolving credit facility, our term loans or our other floating rate debt, if any. Although we have no present plans to do so, we may in the future enter into hedge arrangements from time to time to mitigate our exposure to changes in interest rates.

Item 4.  Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, our management carried out an evaluation, under the supervision and with the participation of our President and Chief Executive Officer and our Chief Financial Officer and Treasurer, of the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer and Treasurer concluded that our disclosure controls and procedures are effective.

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•
AS OF JUNE 30, 2018, WE HAD ESTIMATED UNSPENT LEASING RELATED OBLIGATIONS OF $32.6 MILLION. OUR UNSPENT LEASING RELATED OBLIGATIONS MAY COST MORE OR LESS AND MAY TAKE LONGER TO COMPLETE THAN WE CURRENTLY EXPECT, AND WE MAY INCUR INCREASED AMOUNTS FOR THESE AND SIMILAR PURPOSES IN THE FUTURE.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer purchases of equity securities. The following table provides information about our purchases of our equity securities during the quarter ended June 30, 2018:

Maximum
			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares that
	Number of		as Part of Publicly	May Yet Be Purchased
	Shares	Average Price	Announced Plans	Under the Plans or
Calendar Month	Purchased (1)	Paid per Share	or Programs	Programs
May 2018	450	$14.10	$—	$—
Total	450	$14.10	$—	$—

(1)
We purchased these shares from one of our Trustees in satisfaction of tax withholding and payment obligations in connection with an award of our common shares. We purchased these shares at their fair market value based upon the trading price of our common shares at the close of trading on Nasdaq on May 24, 2018.

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

10.1	Summary of Trustee Compensation. (Incorporated by reference to the Company’s Current Report on Form 8-K dated May 24, 2018.)

10.2	Form of Indemnification Agreement. (Filed herewith.)

12.1	Computation of Ratio of Earnings to Fixed Charges. (Filed herewith.)

31.1	Rule 13a-14(a) Certification. (Filed herewith.)

31.2	Rule 13a-14(a) Certification. (Filed herewith.)

32.1	Section 1350 Certification. (Furnished herewith.)

101.1
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements, tagged as blocks of text and in detail. (Filed herewith.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOVERNMENT PROPERTIES INCOME TRUST

By:	/s/ David M. Blackman
David M. Blackman President and Chief Executive Officer
Dated: August 2, 2018

By:	/s/ Mark L. Kleifges
Mark L. Kleifges Chief Financial Officer and Treasurer (principal financial and accounting officer)
Dated: August 2, 2018