Form 10-Q
period 2018-09-30
GOVERNMENT PROPERTIES INCOME TRUST
filed 2018-11-01
CIK 1456772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Number of registrant’s common shares of beneficial interest, $.01 par value per share, outstanding as of October 30, 2018: 99,205,199

GOVERNMENT PROPERTIES INCOME TRUST

FORM 10-Q

September 30, 2018

References in this Quarterly Report on Form 10-Q to “the Company”, “GOV”, “we”, “us” or “our” include Government Properties Income Trust and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

PART I.       Financial Information

Item 1.  Financial Statements

GOVERNMENT PROPERTIES INCOME TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)
(unaudited)

	September 30,	December 31,
	2018	2017
ASSETS
Real estate properties:
Land	$448,714	$627,108
Buildings and improvements	2,050,365	2,348,613
Total real estate properties, gross	2,499,079	2,975,721
Accumulated depreciation	(363,490)	(341,848)
Total real estate properties, net	2,135,589	2,633,873

Assets of discontinued operations - Equity investment in Select Income REIT	453,275	467,499
Assets of properties held for sale	408,626	—
Investment in unconsolidated joint ventures	45,161	50,202
Acquired real estate leases, net	215,938	351,872
Cash and cash equivalents	9,644	16,569
Restricted cash	2,354	3,111
Rents receivable, net	55,297	61,429
Deferred leasing costs, net	22,181	22,977
Other assets, net	136,360	96,033
Total assets	$3,484,425	$3,703,565

LIABILITIES AND SHAREHOLDERS’ EQUITY
Unsecured revolving credit facility	$467,000	$570,000
Unsecured term loans, net	548,363	547,852
Senior unsecured notes, net	945,948	944,140
Mortgage notes payable, net	176,828	183,100
Liabilities of properties held for sale	9,998	—
Accounts payable and other liabilities	64,868	89,440
Due to related persons	23,300	4,859
Assumed real estate lease obligations, net	8,759	13,635
Total liabilities	2,245,064	2,353,026

Commitments and contingencies

Preferred units of limited partnership	—	20,496

Shareholders’ equity:
Common shares of beneficial interest, $.01 par value: 150,000,000 shares authorized,
99,205,199 and 99,145,921 shares issued and outstanding, respectively	992	991
Additional paid in capital	1,969,168	1,968,217
Cumulative net income	204,579	108,144
Cumulative other comprehensive income	265	60,427
Cumulative common distributions	(935,643)	(807,736)
Total shareholders’ equity	1,239,361	1,330,043
Total liabilities and shareholders’ equity	$3,484,425	$3,703,565
See accompanying notes.

GOVERNMENT PROPERTIES INCOME TRUST
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(amounts in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Rental income	$106,102	$70,179	$322,904	$209,362

Expenses:
Real estate taxes	12,072	8,862	37,402	24,980
Utility expenses	7,783	5,408	20,490	14,186
Other operating expenses	21,785	14,867	66,221	44,046
Depreciation and amortization	42,569	20,781	129,444	61,949
Loss on impairment of real estate	—	230	5,800	230
Acquisition and transaction related costs	3,813	—	3,813	—
General and administrative	22,383	3,266	36,438	12,314
Total expenses	110,405	53,414	299,608	157,705

Operating income (loss)	(4,303)	16,765	23,296	51,657
Dividend income	304	304	912	911
Unrealized gain on equity securities	17,425	—	40,677	—
Interest income	140	1,715	405	1,843
Interest expense (including net amortization of debt premiums and discounts
and debt issuance costs of $893, $990, $2,749 and $2,605, respectively)	(23,374)	(16,055)	(69,444)	(43,599)
Loss on early extinguishment of debt	—	(1,715)	—	(1,715)
Income (loss) from continuing operations before income taxes,
equity in net earnings (losses) of investees and gain on sale of real estate	(9,808)	1,014	(4,154)	9,097
Income tax expense	(9)	(22)	(124)	(65)
Equity in net earnings (losses) of investees	94	31	(1,112)	533
Income (loss) from continuing operations	(9,723)	1,023	(5,390)	9,565
Income from discontinued operations	9,274	9,966	23,872	20,516
Income (loss) before gain on sale of real estate	(449)	10,989	18,482	30,081
Gain on sale of real estate	—	—	17,329	—
Net income (loss)	(449)	10,989	35,811	30,081
Other comprehensive income:
Unrealized gain on investment in equity securities	—	3,279	—	14,389
Equity in unrealized gain of investees	126	1,351	119	5,634
Other comprehensive income	126	4,630	119	20,023
Comprehensive income	$(323)	$15,619	$35,930	$50,104

Net income (loss)	$(449)	$10,989	$35,811	$30,081
Preferred units of limited partnership distributions	—	—	(371)	—
Net income (loss) available for common shareholders	$(449)	$10,989	$35,440	$30,081

Weighted average common shares outstanding (basic)	99,071	$96,883	$99,055	$79,778
Weighted average common shares outstanding (diluted)	99,071	$96,958	$99,075	$79,852

Per common share amounts (basic and diluted):
Income (loss) from continuing operations	$(0.10)	$0.01	$0.12	$0.12
Income from discontinued operations	$0.09	$0.10	$0.24	$0.26
Net income (loss) available for common shareholders	$0.00	$0.11	$0.36	$0.38

See accompanying notes.

GOVERNMENT PROPERTIES INCOME TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	Nine Months Ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$35,811	$30,081
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	51,121	35,460
Net amortization of debt premiums and discounts and debt issuance costs	2,749	2,605
Gain on sale of real estate	(17,329)	—
Loss on early extinguishment of debt	—	1,715
Straight line rental income	(7,825)	(3,115)
Amortization of acquired real estate leases	77,434	25,592
Amortization of deferred leasing costs	3,524	2,790
Other non-cash expenses, net	189	352
Loss on impairment of real estate	5,800	230
Unrealized gain on equity securities	(40,677)	—
Increase in carrying value of asset held for sale	—	(619)
Equity in net (earnings) losses of investees	1,112	(533)
Equity in earnings of Select Income REIT included in discontinued operations	(23,843)	(20,271)
Net gain on issuance of shares by Select Income REIT included in discontinued operations	(29)	(72)
Distributions of earnings from Select Income REIT	23,843	20,271
Change in assets and liabilities:
Deferred leasing costs	(5,937)	(2,846)
Rents receivable	7,535	3,839
Other assets	(1,393)	(7,045)
Accounts payable and other liabilities	(10,361)	6,703
Due to related persons	18,441	777
Net cash provided by operating activities	120,165	95,914
CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate acquisitions and deposits	—	(666,202)
Real estate improvements	(32,625)	(29,377)
Distributions in excess of earnings from Select Income REIT	14,281	17,854
Distributions in excess of earnings from unconsolidated joint ventures	3,046	—
Proceeds from sale of properties, net	142,189	13,198
Net cash provided by (used in) investing activities	126,891	(664,527)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of mortgage notes payable	(2,732)	(1,150)
Proceeds from issuance of senior notes, after discounts	—	297,954
Proceeds from issuance of common shares, net	—	493,936
Borrowings on unsecured revolving credit facility	95,000	610,000
Repayments on unsecured revolving credit facility	(198,000)	(205,000)
Payment of debt issuance costs	—	(2,551)
Repurchase of common shares	(232)	(255)
Redemption of preferred units of limited partnership	(20,221)	—
Preferred units of limited partnership distributions	(646)	—
Distributions to common shareholders	(127,907)	(102,576)
Net cash (used in) provided by financing activities	(254,738)	1,090,358

Increase (decrease) in cash and cash equivalents and restricted cash	(7,682)	521,745
Cash and cash equivalents and restricted cash at beginning of period	19,680	30,471
Cash and cash equivalents and restricted cash at end of period	$11,998	$552,216

Supplemental cash flow information

Interest paid	$72,651	$42,019
Income taxes paid	$44	$100

Supplemental disclosure of cash and cash equivalents and restricted cash
The following table provides a reconciliation of cash and cash equivalents and restricted cash amounts reported within the condensed consolidated balance sheets to the total amount reported in the condensed consolidated statements of cash flows:

	September 30, 2018	September 30, 2017
Cash and cash equivalents	$9,644	$551,707
Restricted cash	2,354	509
Total cash and cash equivalents and restricted cash reported in the statements of cash flows	$11,998	$552,216
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

Segment Information

We operate in one business segment: direct ownership of real estate properties. Our equity method investment in Select Income REIT, or SIR, has been reclassified as a discontinued operation and is no longer a separate business segment. See below for further information about our equity method investment in SIR.

Merger with Select Income REIT

On September 14, 2018, we and our wholly owned subsidiary, GOV MS REIT, or Merger Sub, entered into an Agreement and Plan of Merger, or the Merger Agreement, with SIR, pursuant to which SIR has agreed to merge with and into Merger Sub, with Merger Sub continuing as the surviving entity in the merger, or the Merger. Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Merger, or the Effective Time, each common share of SIR issued and outstanding immediately prior to the Effective Time will be converted into the right to receive 1.04, or the Exchange Ratio, of our newly issued common shares, subject to adjustment as described in the Merger Agreement, with cash paid in lieu of fractional shares. The Exchange Ratio is fixed and will not be adjusted to reflect changes in the market price of our common shares or SIR common shares prior to the Effective Time. At the Effective Time, any outstanding unvested SIR common share awards under SIR’s equity compensation plan will be converted into an award under our equity compensation plan, subject to substantially similar vesting requirements and other terms and conditions, of a number of our common shares determined by multiplying the number of unvested SIR common shares subject to such award by the Exchange Ratio (rounded down to the nearest whole number). Also pursuant to the Merger Agreement, we and SIR agreed that, prior to the Effective Time, we would sell, for cash consideration, all 24,918,421 SIR common shares owned by us, or the Secondary Sale, which Secondary Sale was completed on October 9, 2018 as further described below, and further that, subject to the satisfaction of certain conditions, SIR will declare and, at least one business day prior to the closing date of the Merger, pay a pro rata distribution to its shareholders of all 45,000,000 common shares of its majority owned subsidiary, Industrial Logistics Properties Trust that SIR owns, or the ILPT Distribution. Following the ILPT Distribution and upon the closing of the Merger, we will acquire SIR's remaining property portfolio of 99 properties with approximately 16,538,462 rentable square feet. The aggregate transaction value, based on the closing price of our common shares on September 30, 2018 of $11.29 per share, is approximately $2,738,488, excluding estimated closing costs of $40,000 and including the repayment or assumption of $1,720,000 of SIR debt. The Merger and the other transactions contemplated by the Merger Agreement, including the Secondary Sale and the ILPT Distribution, are collectively referred to herein as the Transactions.

We expect that immediately after the Merger is effective, Merger Sub will then merge with and into us, with us as the surviving entity, and we will change our name to “Office Properties Income Trust,” following which our ticker symbol on The Nasdaq Stock Market LLC, or Nasdaq, will be changed to “OPI”. We also expect that immediately following that second merger, the combined company will effect a reverse stock split of its common shares pursuant to which every four common

GOVERNMENT PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

shares of the combined company will be converted into one common share of the combined company. The combined company will continue to be managed by The RMR Group LLC, or RMR LLC, pursuant to our existing business and property management agreements with RMR LLC.

The completion of the Merger is subject to the satisfaction or waiver of various conditions, including, among other things, approval by our shareholders of the issuance of our common shares in the Merger and by SIR’s shareholders of the Merger and the other Transactions to which SIR is a party, the absence of any law or order by any governmental authority prohibiting, making illegal, enjoining or otherwise restricting, preventing or prohibiting the consummation of the Merger and the other Transactions, the effectiveness of the registration statement on Form S-4, as amended, or the Form S-4, filed by us with the Securities and Exchange Commission, or SEC, to register our common shares to be issued in the Merger and the approval of Nasdaq for the listing of such shares on Nasdaq, subject to official notice of issuance, and, subject to the satisfaction of certain other conditions, the payment of the ILPT Distribution at least one business day before the completion of the Merger. We and SIR expect to consummate the Merger by December 31, 2018. The Merger Agreement provides that either party may terminate the Merger Agreement if the Merger is not consummated by the outside closing date of June 30, 2019.

The Merger Agreement contains certain customary representations, warranties and covenants, including, among others, covenants with respect to the conduct of our and SIR’s respective businesses prior to closing, subject to certain consent rights by SIR and us, respectively, and covenants prohibiting us and SIR from soliciting, providing information or entering into discussions concerning competing proposals (generally defined as proposals for 20% or more of the assets, revenues or earnings or equity of the applicable party), subject to certain exceptions. In addition, because we owned the SIR common shares we sold pursuant to the Secondary Sale as of October 1, 2018, the record date set by SIR's board of trustees for shareholders eligible to vote at SIR’s special meeting of shareholders to approve the Merger and the other Transactions to which SIR is a party, or the Record Date, we are entitled to vote those shares at that meeting, unless the Record Date is changed pursuant to the Merger Agreement, we have agreed to vote those shares at that meeting in favor of approval of the Merger and the other Transactions to which SIR is a party.

The Merger Agreement contains certain termination rights for both us and SIR, including that under specified circumstances, either party is entitled to terminate the Merger Agreement to accept a superior proposal (generally defined as proposals for 75% or more of the assets, revenues or earnings or equity of such party, which proposal such party’s board of trustees (or an authorized committee thereof) has determined in good faith, after consultation with outside financial advisors and outside legal counsel, (1) would, if consummated, result in a transaction that is more favorable to the shareholders of such party from a financial point of view than the Merger and the other Transactions, (2) for which the third party has demonstrated that the financing for such offer is fully committed or is reasonably likely to be obtained and (3) which is reasonably likely to receive all required approvals from any governmental authority and otherwise reasonably likely to be consummated on the terms proposed). Neither we nor SIR is entitled to any termination fee under the Merger Agreement. All fees and expenses incurred in connection with the Merger and the other Transactions will be paid by the party incurring those expenses, except that we and SIR will share equally any filing fees incurred in connection with the filing of the Form S-4 and related joint proxy statement/prospectus and, as explained below, we are responsible for all of the costs and expenses incurred in connection with the Secondary Sale, including the costs and expenses of SIR and its affiliates.

Contemporaneously with the execution of the Merger Agreement, and in connection with the Secondary Sale, we entered into a registration agreement with SIR, or the Registration Agreement, pursuant to which we received demand registration rights, subject to certain limitations, with respect to the Secondary Sale. The Registration Agreement provides that we will pay all the costs and expenses incurred in connection with the Secondary Sale, including costs and expenses incurred by SIR and its affiliates. On October 9, 2018, pursuant to the terms of the Registration Agreement, we sold all 24,918,421 SIR common shares in the Secondary Sale that we then owned in an underwritten public offering at a price of $18.25 per share, raising net proceeds of approximately $434,700 after deducting underwriting discounts and estimated offering expenses. We used the net proceeds from the Secondary Sale to repay amounts outstanding under our revolving credit facility.

The transactions contemplated by the Merger Agreement and the terms thereof were evaluated, negotiated and recommended to each of our and SIR’s board of trustees by a special committee of our and SIR’s board of trustees, respectively, each comprised solely of our and SIR’s disinterested, independent trustees, respectively, and were separately approved and adopted by our and SIR’s independent trustees and by our and SIR’s board of trustees. Citigroup Global Markets Inc. acted as financial advisor to the special committee of our board of trustees, and UBS Securities LLC acted as financial advisor to the special committee of SIR’s board of trustees.

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

On January 1, 2018, we adopted FASB ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which clarifies how companies present and classify certain cash receipts and cash payments in the statements of cash flows. The implementation of this update resulted in the reclassification of $2,209 of accretion recorded in our equity in the earnings of SIR from cash flow from investing activities to cash flow from operating activities for the nine months ended September 30, 2017. See Note 12 for further information regarding our investment in SIR.
On January 1, 2018, we adopted FASB ASU No. 2016-18, Restricted Cash, which requires companies to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. The implementation of ASU 2016-18 resulted in an increase of $21 of net cash provided by operating activities for the nine months ended September 30, 2017. This update also requires a reconciliation of the totals in the statement of cash flows to the related captions in the balance sheets. As a result, amounts included in restricted cash on our condensed consolidated balance sheets are included with cash and cash equivalents on the condensed consolidated statements of cash flows. Restricted cash, which consists of amounts escrowed for future real estate taxes, insurance, leasing costs, capital expenditures and debt service, as required by certain of our mortgage debts, totaled $2,354 and $509 as of September 30, 2018 and 2017, respectively. The adoption of this update did not change our balance sheet presentation.
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

In June 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which aligns the measurement and classification guidance for share based payments to nonemployees with the guidance for share based payments to employees, with certain exceptions. ASU No. 2018-07 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are currently assessing the potential impact the adoption of ASU No. 2018-07 will have in our condensed consolidated financial statements.
Note 3.    Weighted Average Common Shares

The following table provides a reconciliation of the weighted average number of common shares used in the calculation of basic and diluted earnings per share (in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2018	2017	2018	2017
Weighted average common shares for basic earnings per share	99,071	96,883	99,055	79,778
Effect of dilutive securities: unvested share awards	—	75	20	74
Weighted average common shares for diluted earnings per share (1)	99,071	96,958	99,075	79,852

(1) For the three months ended September 30, 2018, 35 unvested common shares were not included in the calculation of diluted earnings per share because to do so would have been antidilutive.

Note 4.   Real Estate Properties

As of September 30, 2018, we wholly owned 105 properties (164 buildings), with an aggregate undepreciated carrying value of $2,854,937, and had a noncontrolling ownership interest in two unconsolidated joint ventures that owned two properties (three buildings). We generally lease space at our properties on a gross lease or modified gross lease basis pursuant to fixed term contracts expiring between 2018 and 2038.  Our leases generally require us to pay all or some property operating expenses and to provide all or most property management services.  During the three months ended September 30, 2018, we entered into 24 leases for 182,220 rentable square feet, for a weighted (by rentable square feet) average lease term of 8.1 years and we made commitments for $6,479 of leasing related costs. During the nine months ended September 30, 2018, we entered into 94 leases for 858,998 rentable square feet, for a weighted (by rentable square feet) average lease term of 6.4 years and we made commitments for $21,287 of leasing related costs. As of September 30, 2018, we have estimated unspent leasing related obligations of $34,048.

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

In February 2018, we entered an agreement to sell an office property (one building) located in Safford, AZ with 36,139 rentable square feet for $8,250. We recorded a $2,453 loss on impairment of real estate to reduce the carrying value of the

GOVERNMENT PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

property to its estimated fair value less costs to sell in the three months ended March 31, 2018. In April 2018, we terminated the sales agreement and removed this property from held for sale status. We recorded a $322 adjustment to impairment of real estate to increase the carrying value of the property to its estimated fair value during the three months ended June 30, 2018.

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

The sales of these properties do not represent significant dispositions individually or in the aggregate. The results of operations of these properties are included in continuing operations through the date of sale in our condensed consolidated statements of comprehensive income.

As of September 30, 2018, we had 20 properties (50 buildings) with an aggregate undepreciated carrying value of $355,858 under agreement to sell in three separate transactions, as presented in the table below. We have classified these properties as held for sale in our condensed consolidated balance sheet at September 30, 2018.

Date of Agreement (1)	Number of Properties	Number of Buildings	Location	Square Footage	Gross Sale Price (2)
August 2018	1	1	Washington D.C.	129,035	$70,000
September 2018	8	34	Northern Virginia and Maryland	1,635,868	201,500
October 2018	11	15	Southern Virginia	1,641,109	167,000
	20	50		3,406,012	$438,500

(1)	These pending sales are subject to conditions; accordingly, we cannot be sure that we will complete these sales or that these sales will not be delayed or their terms will not change.

(2)	Gross sale price excludes closing costs.

As part of our long term plans to reduce our leverage, we expect to sell additional properties. We are currently marketing or plan to market for sale three properties (three buildings) with an aggregate carrying value of $24,566 as of September 30, 2018. We have determined that these properties did not meet the held for sale criteria as of September 30, 2018. We cannot be sure we will sell any of our properties that we are currently marketing or plan to market for sale or sell them for prices in excess of our carrying values or that we will not recognize impairment losses with respect to these properties.

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

The following table presents our pro forma results of operations for the nine months ended September 30, 2017 as if the FPO Transaction and related financing activities had occurred on January 1, 2017. The historical FPO results of operations included in this pro forma financial information have been adjusted to eliminate the results of operations of FPO properties and joint venture interests that were sold from January 1, 2017 to October 2, 2017, the closing date of the FPO Transaction. The effect of these adjustments was a decrease in pro forma rental income of $804 and a decrease in net income of $47,019 for the nine months ended September 30, 2017.

GOVERNMENT PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

This pro forma financial information is not necessarily indicative of what our actual financial position or results of operations would have been for the periods presented or for any future period. Differences could result from numerous factors, including future changes in our portfolio of investments, capital structure, property level operating expenses and revenues, including rents expected to be received pursuant to our existing leases or leases we may enter during the remainder of 2018 and thereafter, changes in interest rates and other reasons. Actual future results are likely to be different from amounts presented in this pro forma financial information and such differences could be significant.

Nine Months Ended September 30, 2017
Rental income	$328,255
Net loss	$(4,733)
Net loss per share	$(0.05)

Unconsolidated Joint Ventures

We own noncontrolling interests in two joint ventures that own two properties (three buildings). We account for these investments under the equity method of accounting. As of September 30, 2018, our investment in unconsolidated joint ventures consisted of the following:

Joint Venture	GOV Ownership	GOV Carrying Value of Investment at September 30, 2018	Property Type	Number of Buildings	Location	Square Feet
Prosperity Metro Plaza	51%	$24,821	Office	2	Fairfax, VA	328,456
1750 H Street, NW	50%	20,340	Office	1	Washington, DC	115,411
Total		$45,161		3		443,867

The following table provides a summary of the mortgage debt of our unconsolidated joint ventures:

Joint Venture	Interest Rate (1)	Maturity Date	Principal Balance at September 30, 2018 (2)
Prosperity Metro Plaza	4.09%	12/1/2029	$50,000
1750 H Street, NW	3.69%	8/1/2024	32,000
Weighted Average/Total	3.93%		$82,000

(1)	Includes the effect of mark to market purchase accounting.

(2)	Reflects the entire balance of the debt secured by the properties and is not adjusted to reflect the interests in the joint venture we do not own. None of the debt is recourse to us.

At September 30, 2018, the aggregate $8,565 unamortized basis difference of our unconsolidated joint ventures is primarily attributable to the difference between the amount we paid to purchase our interest in these joint ventures, including transaction costs, and the historical carrying value of the net assets of these joint ventures. This difference is being amortized over the remaining useful life of the properties owned by these joint ventures and the resulting amortization expense is included in equity in net earnings of investees in our condensed consolidated statements of comprehensive income.

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

We increased rental income to record revenue on a straight line basis by $1,990 and $711 for the three months ended September 30, 2018 and 2017, respectively, and $7,825 and $3,115 for the nine months ended September 30, 2018 and 2017, respectively. Rents receivable include $33,978 (including $1,819 related to properties held for sale) and $27,267 of straight line rent receivables, net of allowance for doubtful accounts of $1,755 (including $976 related to properties held for sale) and $1,503 at September 30, 2018 and December 31, 2017, respectively.

Note 6.   Concentration

Tenant and Credit Concentration

We define annualized rental income as the annualized contractual base rents from our tenants pursuant to our lease agreements as of the measurement date, plus straight line rent adjustments and estimated recurring expense reimbursements to be paid to us, and excluding lease value amortization. The U.S. Government, 13 state governments and three other government tenants combined were responsible for approximately 62.5% and 87.5% of our annualized rental income as of September 30, 2018 and 2017, respectively. The U.S. Government is our largest tenant by annualized rental income and was responsible for approximately 45.6% and 59.8% of our annualized rental income as of September 30, 2018 and 2017, respectively.

Geographic Concentration

At September 30, 2018, our 105 consolidated properties (164 buildings) were located in 30 states and the District of Columbia. Consolidated properties located in Virginia, the District of Columbia, Maryland, California and Georgia were responsible for 23.7%, 18.1%, 15.3%, 9.4% and 6.1% of our annualized rental income as of September 30, 2018, respectively. Consolidated properties located in the metropolitan Washington, D.C. market area were responsible for approximately 44.1% of our annualized rental income as of September 30, 2018.

Note 7.   Indebtedness

Our principal debt obligations at September 30, 2018 were: (1) $467,000 of outstanding borrowings under our $750,000 unsecured revolving credit facility; (2) $550,000 aggregate outstanding principal amount of unsecured term loans; (3) $960,000 aggregate outstanding principal amount of senior unsecured notes; and (4) $180,416 aggregate outstanding principal amount of mortgage notes.

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

Our $750,000 revolving credit facility is available for general business purposes, including acquisitions. The maturity date of our revolving credit facility is January 31, 2019 and, subject to the payment of an extension fee and meeting other conditions, we have an option to extend the stated maturity date of our revolving credit facility by one year to January 31, 2020. We can borrow, repay and reborrow funds available under our revolving credit facility until maturity and no principal repayment is due until maturity. We are required to pay interest at a rate of LIBOR plus a premium, which was 125 basis points per annum at September 30, 2018, on borrowings under our revolving credit facility.  We also pay a facility fee on the total amount of lending commitments under our revolving credit facility, which was 25 basis points per annum at September 30, 2018.  Both the interest rate premium and the facility fee are subject to adjustment based upon changes to our credit ratings.  As of September 30, 2018, the annual interest rate payable on borrowings under our revolving credit facility was 3.4% and the

GOVERNMENT PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

weighted average annual interest rate for borrowings under our revolving credit facility was 3.2% and 2.4% for the three months ended September 30, 2018 and 2017, respectively, and 3.0% and 2.2% for the nine months ended September 30, 2018 and 2017, respectively. As of September 30, 2018 and October 30, 2018, we had $467,000 and $32,000 outstanding under our revolving credit facility.

Our $300,000 term loan, which matures on March 31, 2020, is prepayable without penalty at any time. We are required to pay interest at a rate of LIBOR plus a premium, which was 140 basis points per annum at September 30, 2018, on the amount outstanding under our $300,000 term loan. The interest rate premium is subject to adjustment based upon changes to our credit ratings.  As of September 30, 2018, the annual interest rate for the amount outstanding under our $300,000 term loan was 3.6%. The weighted average annual interest rate under our $300,000 term loan was 3.5% and 2.6% for the three months ended September 30, 2018 and 2017, respectively, and 3.3% and 2.4% for the nine months ended September 30, 2018 and 2017, respectively.

Our $250,000 term loan, which matures on March 31, 2022, is prepayable without penalty at any time. We are required to pay interest at a rate of LIBOR plus a premium, which was 180 basis points per annum as of September 30, 2018, on the amount outstanding under our $250,000 term loan.  The interest rate premium is subject to adjustment based upon changes to our credit ratings. As of September 30, 2018, the annual interest rate for the amount outstanding under our $250,000 term loan was 4.0%. The weighted average annual interest rate under our $250,000 term loan was 3.9% and 3.0% for the three months ended September 30, 2018 and 2017, respectively, and 3.7% and 2.8% for the nine months ended September 30, 2018 and 2017, respectively.

Our credit agreement and senior unsecured notes indentures and their supplements provide for acceleration of payment of all amounts due thereunder upon the occurrence and continuation of certain events of default, such as, in the case of our credit agreement, a change of control of us, which includes RMR LLC ceasing to act as our business and property manager.  Our credit agreement and our senior unsecured notes indentures and their supplements also contain a number of covenants, including covenants that restrict our ability to incur debts, require us to maintain certain financial ratios and, in the case of our credit agreement, restrict our ability to make distributions under certain circumstances.  We believe we were in compliance with the terms and conditions of the respective covenants under our credit agreement and senior unsecured notes indentures and their supplements at September 30, 2018.

At September 30, 2018, eight of our consolidated properties (eight buildings) with an aggregate net book value of $417,842 were encumbered by eight mortgages for an aggregate principal amount of $180,416. Our mortgage notes are non-recourse, subject to certain limited exceptions and do not contain any material financial covenants.

Note 8.   Fair Value of Assets and Liabilities

The table below presents certain of our assets measured at fair value at September 30, 2018, categorized by the level of inputs, as defined in the fair value hierarchy under GAAP, used in the valuation of each asset:

Fair Value at Reporting Date Using
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Recurring Fair Value Measurements Assets:
Investment in RMR Inc. (1)	$112,680	$112,680	$—	$—

(1)
Our 1,214,225 shares of class A common stock of The RMR Group Inc., or RMR Inc., which are included in other assets in our condensed consolidated balance sheets, are reported at fair value which is based on quoted market prices (Level 1 inputs as defined in the fair value hierarchy under GAAP). Our historical cost basis for these shares is $26,888 as of September 30, 2018. During the three and nine months ended September 30, 2018, we recorded an unrealized gain of $17,425 and $40,677, respectively, to adjust our investment in RMR Inc. to its fair value.

In addition to the assets described in the table above, our financial instruments include our cash and cash equivalents, restricted cash, rents receivable, mortgage notes receivable, accounts payable, revolving credit facility, term loans, senior

GOVERNMENT PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

unsecured notes, mortgage notes payable, amounts due to related persons, other accrued expenses and security deposits.  At September 30, 2018 and December 31, 2017, the fair values of our financial instruments approximated their carrying values in our condensed consolidated financial statements due to their short term nature or variable interest rates, except as follows:

	As of September 30, 2018		As of December 31, 2017
	Carrying Amount (1)	Fair Value	Carrying Amount (1)	Fair Value
Senior unsecured notes, 3.75% interest rate, due in 2019	$348,953	$351,468	$348,096	$354,993
Senior unsecured notes, 5.875% interest rate, due in 2046	300,490	309,380	300,232	320,416
Senior unsecured notes, 4.000% interest rate, due in 2022	296,505	296,609	295,812	302,655
Mortgage note payable, 4.050% interest rate, due in 2030 (2)	64,441	62,363	64,293	65,198
Mortgage note payable, 5.720% interest rate, due in 2020 (2)	35,067	34,877	36,085	36,332
Mortgage note payable, 4.220% interest rate, due in 2022 (2)	27,408	27,422	27,906	28,432
Mortgage note payable, 4.800% interest rate, due in 2023 (2)	25,145	25,220	25,501	25,904
Mortgage note payable, 5.877% interest rate, due in 2021 (2)	13,445	13,978	13,620	14,565
Mortgage note payable, 7.000% interest rate, due in 2019 (2)	8,087	8,129	8,391	8,555
Mortgage note payable, 8.150% interest rate, due in 2021 (2)	3,235	3,360	4,111	4,340
Mortgage note payable, 4.260% interest rate, due in 2020 (2) (3)	3,047	3,028	3,193	3,216
	$1,125,823	$1,135,834	$1,127,240	$1,164,606

(1)	Carrying amount includes certain unamortized debt issuance costs and unamortized premiums and discounts.

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

(3)	Secured by one property (one building) that is held for sale at September 30, 2018.

We estimated the fair value of our senior unsecured notes due 2019 and due 2022 using an average of the bid and ask price of the notes as of the measurement date (Level 2 inputs as defined in the fair value hierarchy under GAAP). We estimated the fair value of our senior unsecured notes due 2046 based on the closing price on Nasdaq as of the measurement date (Level 1 inputs as defined in the fair value hierarchy under GAAP). We estimated the fair values of our mortgage notes payable by using discounted cash flow analyses and currently prevailing market terms as of the measurement date (Level 3 inputs as defined in the fair value hierarchy under GAAP).  Because Level 3 inputs are unobservable, our estimated fair value may differ materially from the actual fair value.

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

On September 13, 2018, we granted an aggregate of 58,700 of our common shares, valued at $16.95 per share, the closing price of our common shares on Nasdaq on that day, to our officers and certain other employees of RMR LLC under our equity compensation plan.

GOVERNMENT PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Share Purchases

On January 1, 2018, we purchased 617 of our common shares valued at $18.54 per share, the closing price of our common shares on Nasdaq on December 29, 2017, from a former employee of RMR LLC in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of our common shares.

On May 24, 2018, we purchased 450 of our common shares valued at $14.10 per share, the closing price of our common shares on Nasdaq on that day, from one of our Trustees in satisfaction of tax withholding and payment obligations in connection with the vesting of an award of our common shares.

On September 24, 2018, we purchased an aggregate of 18,875 of our common shares, valued at $11.35 per share, the closing price of our common shares on Nasdaq on that day, from our officers and certain other employees of RMR LLC in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of our common shares.

Distributions

On February 26, 2018, we paid a regular quarterly distribution to common shareholders of record on January 29, 2018 of $0.43 per share, or $42,632. On May 21, 2018, we paid a regular quarterly distribution to common shareholders of record on April 30, 2018 of $0.43 per share, or $42,634. On August 20, 2018, we paid a regular quarterly distribution to common shareholders of record on July 30, 2018 of $0.43 per share, or $42,641. On October 18, 2018, we declared a regular quarterly distribution payable to common shareholders of record on October 29, 2018 of $0.43 per share, or $42,658. We expect to pay this distribution on or about November 19, 2018.

Cumulative Other Comprehensive Income

Cumulative other comprehensive income represents our share of the comprehensive income of our equity method investees, SIR and Affiliates Insurance Company, or AIC. See Notes 11 and 12 for further information regarding these investments. The following table presents changes in the amounts we recognized in cumulative other comprehensive income by component for the three and nine months ended September 30, 2018:

	Three Months Ended September 30, 2018
	Unrealized Gain	Equity in
	on Investment	Unrealized
	in Equity	Gain
	Securities	of Investees	Total
Balance at June 30, 2018	$—	$139	$139
Other comprehensive income before reclassifications	—	143	143
Amounts reclassified from cumulative other comprehensive income to net income (1)	—	(17)	(17)
Net current period other comprehensive income	—	126	126
Balance at September 30, 2018	$—	$265	$265

	Nine Months Ended September 30, 2018
	Unrealized Gain	Equity in
	on Investment	Unrealized
	in Equity	Gain (Loss)
	Securities	of Investees	Total
Balance at December 31, 2017	$45,116	$15,311	$60,427
Amounts reclassified from cumulative other comprehensive income to cumulative net income	(45,116)	(15,165)	(60,281)

Other comprehensive income before reclassifications	—	155	155
Amounts reclassified from cumulative other comprehensive income to net income (1)	—	(36)	(36)
Net current period other comprehensive income	—	119	119
Balance at September 30, 2018	$—	$265	$265

GOVERNMENT PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

(1)
Amounts reclassified from cumulative other comprehensive income to net income (loss) are included in equity in net earnings of investees in our condensed consolidated statements of comprehensive income.

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

Pursuant to our business management agreement with RMR LLC, we recognized net business management fees of $20,575 and $1,891 for the three months ended September 30, 2018 and 2017, respectively, and $30,059 and $8,241 for the nine months ended September 30, 2018 and 2017, respectively. The net business management fees payable to RMR LLC include $16,236 and $16,973 of estimated business management incentive fees for the three and nine months ended September 30, 2018, respectively, based on our common share total return, as defined, as of September 30, 2018. Although we recognized estimated business management incentive fees in accordance with GAAP, the actual amount of business management incentive fees payable by us to RMR LLC for 2018, if any, will be based on our common share total return, as defined, for the three year period ending December 31, 2018, and will be payable in 2019. The net business management fees recognized for the three months ended September 30, 2017 included the reversal of $893 of previously accrued estimated business management incentive fees as of June 30, 2017. As of September 30, 2017, based on our common share total return, as defined, as of such date, no annual business management incentive fees were estimated to be payable by us to RMR LLC for 2017. No incentive management fee was payable by us to RMR LLC for the year ended December 31, 2017. The net business management fees we recognize are included in general and administrative expenses in our condensed consolidated statements of comprehensive income.

Pursuant to our property management agreement with RMR LLC, we recognized aggregate net property management and construction supervision fees of $3,415 and $2,338 for the three months ended September 30, 2018 and 2017, respectively, and $10,201 and $7,371 for the nine months ended September 30, 2018 and 2017, respectively. These amounts are included in other operating expenses or have been capitalized, as appropriate, in our condensed consolidated financial statements.

We are generally responsible for all our operating expenses, including certain expenses incurred by RMR LLC on our behalf. Our property level operating expenses, including certain payroll and related costs incurred by RMR LLC, are generally incorporated into rents charged to our tenants. We reimbursed RMR LLC $5,100 and $3,436 for property management related expenses for the three months ended September 30, 2018 and 2017, respectively, and $15,121 and $10,482 for property management related expenses for the nine months ended September 30, 2018 and 2017, respectively, which amounts are included in other operating expenses in our condensed consolidated statements of comprehensive income. In addition, we are responsible for our share of RMR LLC’s costs for providing our internal audit function. The amounts we recognized as expense for internal audit costs were $50 and $67 for the three months ended September 30, 2018 and 2017, respectively, and $173 and $202 for the nine months ended September 30, 2018 and 2017, respectively. These amounts are included in general and administrative expenses in our condensed consolidated statements of comprehensive income.

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

GOVERNMENT PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

We lease office space to RMR LLC in certain of our properties for RMR LLC's property management offices. We recognized rental income from RMR LLC for leased office space of $263 and $90 for the three months ended September 30, 2018 and 2017, respectively, and $763 and $272 for the nine months ended September 30, 2018 and 2017, respectively. Our office space leases with RMR LLC are terminable by RMR LLC if our management agreements with RMR LLC are terminated.

We have historically granted share awards to our officers and other RMR LLC employees under our equity compensation plans. In September 2018 and 2017, we granted annual awards of 58,700 and 57,350 of our common shares, respectively, to our officers and other employees of RMR LLC. In September 2018 and 2017, we purchased 18,875 and 13,636 of our common shares, respectively, valued at the closing price of our common shares on Nasdaq on the applicable date of purchase, in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of our common shares to our officers and other employees of RMR LLC. We include amounts recognized as expense for share awards to RMR LLC employees in general and administrative expenses in our condensed consolidated statements of comprehensive income.

RMR Inc. RMR LLC is a majority owned subsidiary of RMR Inc. and RMR Inc. is the managing member of RMR LLC. Adam D. Portnoy, one of our Managing Trustees, is the sole trustee, an officer and the controlling shareholder of ABP Trust, which is the controlling shareholder of RMR Inc., a managing director, president and chief executive officer of RMR Inc. and an officer of RMR LLC. Mark L. Kleifges, our other Managing Trustee and our Chief Financial Officer and Treasurer, and David M. Blackman, our President and Chief Executive Officer, also serve as executive officers of RMR LLC. Mr. Kleifges has announced his retirement from his position with us, effective December 31, 2018, and Mr. Blackman has been elected to be our other Managing Trustee, effective January 1, 2019. RMR LLC provides management services to us. As of September 30, 2018, we owned 1,214,225 shares of class A common stock of RMR Inc. See Note 8 for further information regarding our investment in RMR Inc.

SIR. As of September 30, 2018, we owned 24,918,421 SIR common shares, or approximately 27.8% of its outstanding common shares. As described further in Note 1, on September 14, 2018, we and SIR entered into the Merger Agreement, and on October 9, 2018, we completed the Secondary Sale. Adam D. Portnoy, one of our Managing Trustees, also serves as a managing trustee of SIR, and our President and Chief Executive Officer also serves as a managing trustee and the president and chief executive officer of SIR. RMR LLC provides management services to SIR and us. See Note 1 for further information regarding the Merger Agreement and the Secondary Sale and Notes 12 and 13 for further information regarding our investment in SIR.
AIC. We, ABP Trust, SIR and four other companies to which RMR LLC provides management services currently own AIC in equal amounts. We and the other AIC shareholders participate in a combined property insurance program arranged and reinsured in part by AIC. We paid aggregate annual premiums, including taxes and fees, of approximately $1,211 in connection with the renewal of this insurance program for the policy year ending June 30, 2019, which amount may be adjusted from time to time as we acquire and dispose of properties that are included in this insurance program.
As of September 30, 2018 and December 31, 2017, our investment in AIC had a carrying value of $9,276 and $8,304, respectively. These amounts are included in other assets in our condensed consolidated balance sheets. We recognized income related to our investment in AIC, which is presented as equity in earnings of investees in our condensed consolidated statements of comprehensive income. Our other comprehensive income includes our proportionate part of unrealized gains on securities that are owned by AIC related to our investment in AIC.
For further information about these and other such relationships and certain other related person transactions, refer to our Annual Report.

Note 12.   Equity Investment in Select Income REIT

As described in Note 11, as of September 30, 2018, we owned 24,918,421, or approximately 27.8%, of the then outstanding SIR common shares. SIR is a REIT that primarily owns single tenant, net leased properties. As described in Note 1, we completed the Secondary Sale on October 9, 2018. We expect to record a loss on the Secondary Sale of approximately $19,372 in the fourth quarter of 2018.

We accounted for our investment in SIR under the equity method. As a result of the Secondary Sale, our equity method investment in SIR has been reclassified to discontinued operations in our condensed consolidated financial statements as of September 30, 2018. See Note 13 for further information regarding discontinued operations.

GOVERNMENT PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

     Under the equity method, we recorded our proportionate share of SIR’s net income as equity in earnings of SIR included in discontinued operations in our condensed consolidated statements of comprehensive income. We recorded $9,253 and $9,453 of equity in the earnings of SIR for the three months ended September 30, 2018 and 2017, respectively, and $23,843 and $20,271 of equity in the earnings of SIR for the nine months ended September 30, 2018 and 2017, respectively. Our other comprehensive income includes our proportionate share of SIR’s unrealized gains (losses) of ($47) and $1,236 for the three months ended September 30, 2018 and 2017, respectively, and $28 and $5,339 for the nine months ended September 30, 2018 and 2017, respectively.

The adjusted GAAP cost basis of our investment in SIR was less than our proportionate share of SIR’s total shareholders’ equity book value on the dates we acquired the shares. As of September 30, 2018 and December 31, 2017, our basis difference was $120,492 and $87,137, respectively, and as required under GAAP, we were accreting this basis difference to earnings over the estimated remaining useful lives of certain real estate assets and intangible assets and liabilities owned by SIR. The increase in the basis difference primarily related to SIR's capital finance activities and changes in its net equity during the nine months ended September 30, 2018. This accretion increased our equity in the earnings of SIR by $1,044 and $736 for the three months ended September 30, 2018 and 2017, respectively, and $3,131 and $2,209 for the nine months ended September 30, 2018 and 2017, respectively.

As of September 30, 2018, our investment in SIR had a carrying value of $453,275 and a market value, based on the closing price of SIR common shares on Nasdaq on September 30, 2018, of $546,710.

We received aggregate cash distributions from SIR of $12,708 during both the three months ended September 30, 2018 and 2017, and $38,124 and $38,125 during the nine months ended September 30, 2018 and 2017, respectively.

During the three months ended September 30, 2018 and 2017, SIR issued a net amount of 45,774 and 44,724 common shares, respectively. During the nine months ended September 30, 2018 and 2017, SIR issued a net amount of 63,157 and 59,502 common shares, respectively. We recognized a gain on issuance of shares by SIR of $21 and $51 for the three months ended September 30, 2018 and 2017, respectively, and a gain on issuance of shares by SIR of $29 and $72 for the nine months ended September 30, 2018 and 2017, respectively, as a result of the per share issuance price of these SIR common shares being above the then average per share carrying value of our SIR common shares.

GOVERNMENT PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

The following presents summarized financial data of SIR as reported in SIR’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, or the SIR Quarterly Report. References in our condensed consolidated financial statements to the SIR Quarterly Report are included as references to the source of the data only, and the information in the SIR Quarterly Report is not incorporated by reference into our condensed consolidated financial statements.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2018	2017
Real estate properties, net	$3,926,606	$3,905,616
Acquired real estate leases, net	433,947	477,577
Properties held for sale	15,289	5,829
Cash and cash equivalents	25,982	658,719
Rents receivable, net	131,642	127,672
Other assets, net	188,033	127,617
Total assets	$4,721,499	$5,303,030

Unsecured revolving credit facility	$108,000	$—
Industrial Logistics Properties Trust revolving credit facility	380,000	750,000
Unsecured term loan, net	—	348,870
Senior unsecured notes, net	1,430,688	1,777,425
Mortgage notes payable, net	210,624	210,785
Assumed real estate lease obligations, net	62,176	68,783
Other liabilities	150,371	155,348
Total shareholders' equity attributable to SIR	2,061,556	1,991,819
Noncontrolling interest in consolidated subsidiary	318,084	—
Total liabilities and shareholders' equity	$4,721,499	$5,303,030

GOVERNMENT PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Condensed Consolidated Statements of Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Rental income	$101,833	$98,635	$298,003	$293,020
Tenant reimbursements and other income	20,048	19,379	60,514	57,158
Total revenues	121,881	118,014	358,517	350,178

Real estate taxes	12,518	11,489	36,748	33,168
Other operating expenses	14,814	14,649	43,714	41,039
Depreciation and amortization	35,371	34,713	105,326	102,770
Acquisition and transaction related costs	3,796	—	3,796	—
General and administrative	15,331	1,608	47,353	24,697
Write-off of straight line rents, net	—	—	10,626	12,517
Loss on asset impairment	—	—	—	4,047
Loss on impairment of real estate assets	9,706	—	9,706	229
Total expenses	91,536	62,459	257,269	218,467
Operating income	30,345	55,555	101,248	131,711

Dividend income	397	397	1,190	1,190
Unrealized gain on equity securities	22,771	—	53,159	—
Interest income	133	19	753	39
Interest expense	(23,287)	(24,383)	(69,446)	(68,278)
Loss on early extinguishment of debt	—	—	(1,192)	—
Income before income tax expense, equity in earnings of an investee
and gain on of real estate	30,359	31,588	85,712	64,662
Income tax expense	(185)	(177)	(446)	(364)
Equity in earnings of an investee	831	31	882	533
Net income before gain on sale of real estate	31,005	31,442	86,148	64,831
Gain on sale of real estate	4,075	—	4,075	—
Net income	35,080	31,442	90,223	64,831
Net income allocated to noncontrolling interest	(5,597)	—	(15,841)	—
Net income attributed to SIR	$29,483	$31,442	$74,382	$64,831

Weighted average common shares outstanding (basic)	89,410	89,355	89,395	89,341
Weighted average common shares outstanding (diluted)	89,437	89,379	89,411	89,364
Net income attributed to SIR per common share (basic and diluted)	$0.33	$0.35	$0.83	$0.73

Note 13.   Discontinued Operations

Our equity method investment in SIR has been reclassified to discontinued operations in our condensed consolidated financial statements as of September 30, 2018. See Notes 1 and 12 for further information regarding our equity method investment in SIR and the Secondary Sale.

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

GOVERNMENT PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Below are the components of our income from discontinued operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Equity in earnings of Select Income REIT	$9,253	$9,453	$23,843	$20,271
Net gain on issuance of shares by Select Income REIT	21	51	29	72
Income from property classified as discontinued operations	—	462	—	173
Income from discontinued operations	$9,274	$9,966	$23,872	$20,516

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

OVERVIEW (dollars in thousands, except per share data)

We are a real estate investment trust, or REIT, organized under Maryland law. As of September 30, 2018, we wholly owned 105 properties (164 buildings) and had a noncontrolling ownership interest in two properties (three buildings) totaling 443,867 rentable square feet through two unconsolidated joint ventures in which we owned 50% and 51% interests. As of September 30, 2018, our consolidated properties are located in 30 states and the District of Columbia and contain 17,045,951 rentable square feet, of which 42.0% was leased to the U.S. Government, 14.7% was leased to 13 state governments, 1.5% was leased to three other government tenants, 5.8% was leased to government contractor tenants, 29.3% was leased to various other non-governmental organizations and 6.7% was available for lease. In aggregate, government tenants were responsible for 62.5% and 87.5% of our annualized rental income as of September 30, 2018 and 2017, respectively. The term annualized rental income as used herein is defined as the annualized contractual base rents from our tenants pursuant to our lease agreements as of the measurement date, plus straight line rent adjustments and estimated recurring expense reimbursements to be paid to us, and excluding lease value amortization.

In September 2018, we and our wholly owned subsidiary, GOV MS REIT, or Merger Sub, entered into an Agreement and Plan of Merger, or the Merger Agreement, with Select Income REIT, or SIR, pursuant to which SIR has agreed to merge with and into Merger Sub, with Merger Sub continuing as the surviving entity in the merger, or the Merger. The aggregate transaction value, based on the closing price of our common shares on September 30, 2018 of $11.29 per share, is approximately $2,738,488, excluding estimated closing costs of $40,000 and including the repayment or assumption of approximately $1,720,000 of SIR debt. Pursuant to the terms of the Merger Agreement, SIR shareholders will receive 1.04, or the Exchange Ratio, of our newly issued common shares for each common share of SIR. As a condition of the Merger, SIR will declare and, at least one business day prior to the closing date of the Merger, pay a pro rata distribution to SIR's shareholders of all 45,000,000 common shares of beneficial interest of Industrial Logistics Properties Trust, or ILPT, that SIR owns, or the ILPT Distribution, subject to certain conditions. Following completion of the Merger, we will acquire SIR's remaining property portfolio (following the ILPT Distribution) of 99 properties with approximately 16,538,462 rentable square feet.  The combined company is expected to focus its investments in office properties primarily in markets that it believes have strong economic fundamentals to support growth, including (i) properties primarily leased to single tenants that are strategic to the tenants and which may include built-to-suit properties, corporate headquarters and buildings where tenants have invested meaningful capital, with a minimum remaining lease term of at least seven years and (ii) properties leased to government tenants, including single and multi-tenant buildings, with a focus on agencies that have high security needs or a mission strategic to the buildings' locations. The combined company is also expected to seek investments primarily in first generation buildings where it believes that there is a reasonably high likelihood of renewing the tenants in place and where it expects ongoing capital needs to be relatively modest when compared to older buildings. The Merger and the other transactions contemplated by the Merger Agreement, including the Secondary Sale (as defined below) and the ILPT Distribution, are collectively referred to herein as the Transactions. For more information regarding the Merger Agreement and other related Transactions, see Notes 1, 11, 12 and 13 to the Notes to our condensed consolidated financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

As of September 30, 2018, we owned 24,918,421 common shares, or approximately 27.8% of the then outstanding common shares, of SIR. SIR is a REIT that owns properties that are primarily net leased to single tenants. In October 2018, we sold our entire investment in SIR, or the Secondary Sale, in an underwritten public offering at a price of $18.25 per share, raising net proceeds of approximately $434,700 after deducting underwriting discounts and estimated offering expenses. We used the net proceeds from the Secondary Sale to repay amounts outstanding under our revolving credit facility. See Notes 1, 11, 12 and 13 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information regarding the sale of our investment in SIR and our relationships with SIR. We accounted for our investment in SIR under the equity method. As a result of the Secondary Sale our equity method investment in SIR has been reclassified to discontinued operations in our condensed consolidated financial statements.

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

Consolidated Property Operations

As of September 30, 2018, 93.3% of our consolidated rentable square feet was leased, compared to 95.0% of our consolidated rentable square feet as of September 30, 2017. Occupancy data for our consolidated properties as of September 30, 2018 and 2017 is as follows (square feet in thousands):

			Comparable
	All Consolidated Properties (1)		Consolidated Properties (2)
	September 30,		September 30,
	2018	2017	2018	2017
Total properties	105	74	69	69
Total buildings	164	96	91	91
Total square feet (3)	17,046	11,517	10,948	10,927
Percent leased (4)	93.3%	95.0%	94.6%	95.3%

(1)	Based on consolidated properties we owned on September 30, 2018 and 2017, respectively.

(2)
Based on consolidated properties we owned on September 30, 2018 and which we owned continuously since January 1, 2017. Our comparable properties decreased from 70 properties (90 buildings) at September 30, 2017 as a result of our sale of four properties (four buildings) since January 1, 2017, partially offset by our acquisition of three properties (five buildings) during 2016.

(3)	Subject to changes when space is re-measured or re-configured for tenants.

(4)
Percent leased includes (i) space being fitted out for tenant occupancy pursuant to our lease agreements, if any, and (ii) space which is leased, but is not occupied or is being offered for sublease by tenants, if any, as of the measurement date.

The average annualized effective rental rate per square foot for our consolidated properties for the three and nine months ended September 30, 2018 and 2017 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Average annualized effective rental rate per square foot (1):
All properties (2)	$26.86	$25.89	$26.81	$25.74
Comparable properties (3)	$25.70	$25.42	$25.92	$25.43

(1)
Average annualized effective rental rate per square foot represents annualized total rental income during the period specified divided by the average rentable square feet leased during the period specified.

(2)	Based on consolidated properties we owned on September 30, 2018 and 2017, respectively.

(3)	Based on consolidated properties we owned on September 30, 2018 and which we owned continuously since July 1, 2017 and January 1, 2017, respectively.

During the three and nine months ended September 30, 2018, changes in rentable square feet leased and available for lease at our consolidated properties were as follows:

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
		Available			Available
	Leased	for Lease	Total	Leased	for Lease	Total
Beginning of period	16,021,566	1,024,385	17,045,951	16,477,339	1,021,999	17,499,338
Changes resulting from:
Disposition of properties	—	—	—	(466,736)	(24,418)	(491,154)
Lease expirations	(306,677)	306,677	—	(998,071)	998,071	—
Lease renewals (1)	97,670	(97,670)	—	573,583	(573,583)	—
New leases (1)	84,550	(84,550)	—	310,994	(285,415)	25,579
Re-measurements (2)	—	—	—	—	12,188	12,188
End of period	15,897,109	1,148,842	17,045,951	15,897,109	1,148,842	17,045,951

(1)
Based on leases entered into during the three and nine months ended September 30, 2018 and an expansion of 25,579 rentable square feet completed at an existing property during the first quarter of 2018.

(2)	Rentable square feet is subject to changes when space is re-measured or re-configured for tenants.

Leases at our consolidated properties totaling 306,677 and 998,071 rentable square feet expired during the three and nine months ended September 30, 2018, respectively. During the three and nine months ended September 30, 2018, we entered leases totaling 182,220 and 858,998 rentable square feet, including lease renewals of 97,670 and 573,583 rentable square feet, respectively. The weighted (by rentable square feet) average rental rates for leases of 18,110 and 274,860 rentable square feet entered with government tenants during the three and nine months ended September 30, 2018 decreased by 8.0% and increased by 6.6%, respectively, when compared to the weighted (by rentable square feet) average prior rents for the same space. The weighted (by rentable square feet) average rental rates for leases of 164,110 and 584,138 rentable square feet entered with non-government tenants during the three and nine months ended September 30, 2018 increased by 0.3% and decreased by 0.7%, respectively, when compared to the weighted (by rentable square feet) average rental rates previously charged for the same space.

During the three and nine months ended September 30, 2018, changes in effective rental rates per square foot achieved for new leases and lease renewals at our consolidated properties that commenced during the three and nine months ended September 30, 2018, when compared to prior effective rental rates per square foot in effect for the same space (and excluding space acquired vacant), were as follows:

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
	Old Effective	New Effective		Old Effective	New Effective
	Rent Per	Rent Per	Rentable	Rent Per	Rent Per	Rentable
	Square Foot (1)	Square Foot (1)	Square Feet	Square Foot (1)	Square Foot (1)	Square Feet
New leases	$22.64	$21.57	82,079	$20.82	$24.28	290,582
Lease renewals	$28.79	$28.75	78,267	$24.47	$25.91	694,069
Total leasing activity	$25.64	$25.07	160,346	$23.39	$25.43	984,651

(1)
Effective rental rate includes contractual base rents from our tenants pursuant to our lease agreements, plus straight line rent adjustments and estimated expense reimbursements to be paid to us, and excluding lease value amortization.

During the three and nine months ended September 30, 2018, commitments made for expenditures, such as tenant improvements and leasing costs, in connection with leasing space at our consolidated properties were as follows:

	Three Months Ended September 30, 2018
	Government	Non-Government
	Leases	Leases	Total
Rentable square feet leased	18,110	164,110	182,220
Tenant leasing costs and concession commitments (1) (in thousands)	$1,181	$5,298	$6,479
Tenant leasing costs and concession commitments per rentable square foot (1)	$65.21	$32.28	$35.56
Weighted (by square feet) average lease term (years)	19.7	6.8	8.1
Total leasing costs and concession commitments per rentable square foot per year (1)	$3.32	$4.76	$4.41

	Nine Months Ended September 30, 2018
	Government	Non-Government
	Leases	Leases	Total
Rentable square feet leased	274,860	584,138	858,998
Tenant leasing costs and concession commitments (1) (in thousands)	$7,813	$13,474	$21,287
Tenant leasing costs and concession commitments per rentable square foot (1)	$28.43	$23.07	$24.78
Weighted (by square feet) average lease term (years)	9.2	5.0	6.4
Total leasing costs and concession commitments per rentable square foot per year (1)	$3.09	$4.58	$3.89

(1)	Includes commitments made for leasing expenditures and concessions, such as tenant improvements, leasing commissions, tenant reimbursements and free rent.

During the three and nine months ended September 30, 2018 and 2017, amounts capitalized at our consolidated properties for tenant improvements, leasing costs, building improvements and development and redevelopment activities were as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Tenant improvements (1)	$2,293	$3,213	$8,990	$6,692
Leasing costs (2)	$1,831	$1,993	$5,443	$4,051
Building improvements (3)	$6,707	$2,640	$13,462	$8,883
Development, redevelopment and other activities (4)	$664	$3,132	$2,814	$16,362

(1)	Tenant improvements include capital expenditures used to improve tenants’ space or amounts paid directly to tenants to improve their space.

(2)	Leasing costs include leasing related costs, such as brokerage commissions and other tenant inducements.

(3)	Building improvements generally include expenditures to replace obsolete building components and expenditures that extend the useful life of existing assets.

(4)
Development, redevelopment and other activities generally include (i) capital expenditures that are identified at the time of a property acquisition and incurred within a short time period after acquiring the property, and (ii) capital expenditure projects that reposition a property or result in new sources of revenue.

As of September 30, 2018, we have estimated unspent leasing related obligations of $34,048.

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

As of September 30, 2018, we derived 44.1% of our annualized revenues from our consolidated properties located in the metropolitan Washington, D.C. market area. A downturn in economic conditions in this area could result in reduced demand from tenants for our properties in this area or reduce the rents that our tenants in this area are willing to pay when our leases expire or terminate and when renewal or new terms are negotiated. Additionally, in recent years there has been a decrease in demand for new leased space by the U.S. Government in the metropolitan Washington, D.C. market area, and that could increase competition for government tenants and adversely affect our ability to retain U.S. Government tenants when our leases expire.

The U.S. Internal Revenue Service, or the IRS, has publicly stated that it plans to discontinue its paper tax return processing operations at our property located in Fresno, CA in 2021. The IRS lease for this property, which accounted for approximately 2.1% of our annualized rental income as of September 30, 2018, expires in the fourth quarter of 2021. The IRS has also publicly stated that it plans to discontinue its paper tax return processing operations in Covington, KY in 2019. Our property located in Florence, KY is leased to the IRS and we believe it is used to support the Covington, KY operations. This IRS lease, which accounted for approximately 0.6% of our annualized rental income as of September 30, 2018, expires in the second quarter of 2022, but is subject to possible early termination by our tenant. Despite its public announcements the IRS has not provided us any official notices of its intentions regarding these properties.

As of September 30, 2018, we had leases at our consolidated properties totaling 2,675,810 rentable square feet that were scheduled to expire through September 30, 2019. As of October 30, 2018, tenants with leases totaling 494,470 rentable square feet that are scheduled to expire through September 30, 2019, have notified us that they do not plan to renew their leases upon expiration and we cannot be sure as to whether other tenants may or may not renew their leases upon expiration.  Based upon current market conditions and tenant negotiations for leases scheduled to expire through September 30, 2019, we expect that the rental rates we are likely to achieve on new or renewed leases for space under leases expiring through September 30, 2019 will, in the aggregate and on a weighted (by annualized revenues) average basis, be lower than the rates currently being paid, thereby generally resulting in lower revenue from the same space. We cannot be sure of the rental rates which will result from our ongoing negotiations regarding lease renewals or any new leases we may enter; also, we may experience material declines in our rental income due to vacancies upon lease expirations or early terminations. Prevailing market conditions and government and other tenants' needs at the time we negotiate and enter leases or lease renewals will generally determine rental rates and demand for leased space at our properties, and market conditions and government and other tenants' needs are beyond our control.

As of September 30, 2018, lease expirations at our consolidated properties by year are as follows (dollars in thousands):

	Number	Expirations			Annualized
	of	of Leased		Cumulative	Rental		Cumulative
	Tenants	Square	Percent	Percent	Income	Percent	Percent
Year (1)	Expiring	Feet (2)	of Total	of Total	Expiring	of Total	of Total
2018	52	819,971	5.2%	5.2%	$27,402	6.7%	6.7%
2019	91	2,584,697	16.3%	21.5%	74,181	18.1%	24.8%
2020	99	2,232,317	14.0%	35.5%	54,766	13.4%	38.2%
2021	91	1,814,185	11.4%	46.9%	37,653	9.2%	47.4%
2022	96	1,689,207	10.6%	57.5%	38,143	9.3%	56.7%
2023	70	1,309,371	8.2%	65.7%	37,597	9.2%	65.9%
2024	44	1,424,865	9.0%	74.7%	35,906	8.8%	74.7%
2025	33	995,024	6.3%	81.0%	22,776	5.6%	80.3%
2026	26	832,369	5.2%	86.2%	23,677	5.8%	86.1%
2027 and thereafter	57	2,195,103	13.8%	100.0%	56,711	13.9%	100.0%
Total	659	15,897,109	100.0%		$408,812	100.0%

Weighted average remaining lease term (in years)		4.4			4.4

(1)
The year of lease expiration is pursuant to current contract terms. Some government tenants have the right to vacate their space before the stated expirations of their leases. As of September 30, 2018, government tenants occupying approximately 10.1% of our consolidated rentable square feet and responsible for approximately 8.4% of our annualized rental income as of September 30, 2018 have currently exercisable rights to terminate their leases before the stated terms of their leases expire. Also, in 2018, 2019, 2020, 2021, 2022, 2023, 2024, 2025, 2026, 2028 and 2033 early termination rights become exercisable by other tenants who currently occupy an additional approximately 0.3%, 5.0%, 6.6%, 1.8%, 3.1%, 0.8%, 0.3%, 0.4%, 0.6%, 1.0%, and 0.1% of our consolidated rentable square feet, respectively, and contribute an additional approximately 0.2%, 4.8%, 6.6%, 1.7%, 2.4%, 0.8%, 0.3%, 0.9%, 0.9%, 1.0% and 0.0% of our annualized rental income, respectively, as of September 30, 2018. In addition, as of September 30, 2018, 23 of our government tenants have currently exercisable rights to terminate their leases if the legislature or other funding authority does not appropriate rent amounts in their respective annual budgets. These 23 tenants occupy approximately 12.6% of our consolidated rentable square feet and contribute approximately 12.5% of our annualized rental income as of September 30, 2018.

(2)
Leased square feet is pursuant to leases existing as of September 30, 2018, and includes (i) space being fitted out for tenant occupancy pursuant to our lease agreements, if any, and (ii) space which is leased, but is not occupied or is being offered for sublease by tenants, if any.  Square feet measurements are subject to changes when space is re-measured or re-configured for new tenants.

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

As of September 30, 2018, we had 20 properties (50 buildings) with an aggregate undepreciated carrying value of $355,858 under agreement to sell in three separate transactions presented in the table below. We have classified these properties as held for sale in our condensed consolidated balance sheet at September 30, 2018.

Date of Agreement (1)	Number of Properties	Number of Buildings	Location	Square Footage	Gross Sale Price (2)
August 2018	1	1	Washington D.C.	129,035	$70,000
September 2018	8	34	Northern Virginia and Maryland	1,635,868	201,500
October 2018	11	15	Southern Virginia	1,641,109	167,000
	20	50		3,406,012	$438,500

(1)	These pending sales are subject to conditions; accordingly, we cannot be sure that we will complete these sales or that these sales will not be delayed or their terms will not change.

(2)	Gross sale price excludes closing costs.

As part of our long term plans to reduce our leverage, we expect to sell additional properties. We are currently marketing or plan to market for sale three properties (three buildings) with an aggregate carrying value of $24,566 as of September 30, 2018. We cannot be sure we will sell any of our properties that we are currently marketing or plan to market for sale or sell them for prices in excess of our carrying values.

Financing Activities (dollar amounts in thousands)

On May 1, 2018, one of our subsidiaries redeemed all 1,813,504 of its outstanding 5.5% Series A Cumulative Preferred Units, or the Preferred Units, for $11.15 per unit plus accrued and unpaid distributions (an aggregate of $20,310), using cash on hand and borrowings under our revolving credit facility.

Segment Information

We operate in one business segment: direct ownership of real estate properties. As a result of the Secondary Sale, our equity method investment in SIR has been reclassified to discontinued operations in our condensed consolidated financial statements as of September 30, 2018. See Note 13 to our Condensed Consolidated Financial Statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q for further information regarding discontinued operations.

RESULTS OF OPERATIONS (amounts in thousands, except per share amounts)

Three Months Ended September 30, 2018, Compared to Three Months Ended September 30, 2017

					Acquired Properties		Disposed Properties
					Results (2)		Results (3)
	Comparable Properties Results (1)				Three Months Ended		Three Months Ended		Consolidated Results
	Three Months Ended September 30				September 30,		September 30,		Three Months Ended September 30,
			$	%							$	%
	2018	2017	Change	Change	2018	2017	2018	2017	2018	2017	Change	Change
Rental income	$66,559	$66,056	$503	0.8%	$39,543	$—	$—	$4,123	$106,102	$70,179	$35,923	51.2%
Operating expenses:
Real estate taxes	7,750	8,000	(250)	(3.1%)	4,322	—	—	862	12,072	8,862	3,210	36.2%
Utility expenses	5,597	5,226	371	7.1%	2,186	—	—	182	7,783	5,408	2,375	43.9%
Other operating expenses	14,287	14,128	159	1.1%	7,498	—	—	739	21,785	14,867	6,918	46.5%
Total operating expenses	27,634	27,354	280	1.0%	14,006	—	—	1,783	41,640	29,137	12,503	42.9%
Net operating income (4)	$38,925	$38,702	$223	0.6%	$25,537	$—	$—	$2,340	64,462	41,042	23,420	57.1%

Other expenses:
Depreciation and amortization									42,569	20,781	21,788	104.8%
Loss on impairment of real estate									—	230	(230)	(100.0%)
Acquisition and transaction related costs									3,813	—	3,813	nm
General and administrative									22,383	3,266	19,117	nm
Total other expenses									68,765	24,277	44,488	183.3%
Operating income (loss)									(4,303)	16,765	(21,068)	(125.7%)
Dividend income									304	304	—	—%
Unrealized gain on equity securities									17,425	—	17,425	nm
Interest income									140	1,715	(1,575)	(91.8%)
Interest expense (including net amortization of debt premiums and discounts and debt issuance costs of $893 and $990, respectively)									(23,374)	(16,055)	(7,319)	45.6%
Loss on early extinguishment of debt									—	(1,715)	1,715	(100.0%)
Income (loss) from continuing operations before income taxes and equity in net earnings of investees									(9,808)	1,014	(10,822)	nm
Income tax expense									(9)	(22)	13	(59.1%)
Equity in net earnings of investees									94	31	63	203.2%
Income (loss) from continuing operations									(9,723)	1,023	(10,746)	nm
Income from discontinued operations									9,274	9,966	(692)	(6.9%)
Net income (loss) available for common shareholders									$(449)	$10,989	$(11,438)	(104.1%)

Weighted average common shares outstanding (basic)									99,071	96,883	2,188	2.3%
Weighted average common shares outstanding (diluted)									99,071	96,958	2,113	2.2%

Per common share amounts (basic and diluted):
Income (loss) from continuing operations									$(0.10)	$0.01	$(0.11)	nm
Income from discontinued operations									$0.09	$0.10	$(0.01)	(10.0%)
Net income (loss) available for common shareholders									$0.00	$0.11	$(0.11)	(100.0%)

Reconciliation of Net Income (Loss) Available for Common Shareholders to Consolidated Property NOI: (4)
Net income (loss) available for common shareholders									$(449)	$10,989
Income from discontinued operations									(9,274)	(9,966)
Income (loss) from continuing operations									(9,723)	1,023
Equity in net earnings of investees									(94)	(31)
Income tax expense									9	22
Loss on early extinguishment of debt									—	1,715
Interest expense									23,374	16,055
Interest income									(140)	(1,715)
Unrealized gain on equity securities									(17,425)	—
Dividend income									(304)	(304)
Operating income (loss)									(4,303)	16,765
General and administrative									22,383	3,266
Acquisition and transaction related costs									3,813	—
Loss on impairment of real estate									—	230
Depreciation and amortization									42,569	20,781
Net operating income									$64,462	$41,042

Calculation of Funds From Operations Available for Common Shareholders and Normalized Funds From Operations Available for Common Shareholders (5)
	2018	2017

Net income (loss) available for common shareholders	$(449)	$10,989
Add (less): Depreciation and amortization:
Consolidated properties	42,569	20,781
Unconsolidated joint venture properties	1,913	—
FFO attributable to Select Income REIT	19,012	18,429
Loss on impairment of real estate	—	230
Equity in earnings from Select Income REIT included in discontinued operations	(9,253)	(9,453)
Increase in carrying value of property included in discontinued operations	—	(619)
Funds from operations available for common shareholders	53,792	40,357
Add (less): Acquisition and transaction related costs	3,813	—
Loss on early extinguishment of debt	—	1,715
Normalized FFO attributable to Select Income REIT	15,584	16,903
FFO attributable to Select Income REIT	(19,012)	(18,429)
Net gain on issuance of shares by Select Income REIT included in discontinued operations	(21)	(51)
Estimated business management incentive fee (6)	16,236	(893)
Unrealized gain on equity securities	(17,425)	—
Normalized funds from operations available for common shareholders	$52,967	$39,602

Funds from operations per common share available for common shareholders (basic and diluted)	$0.54	$0.42
Normalized funds from operations per common share available for common shareholders (basic and diluted)	$0.53	$0.41

(1)	Comparable properties consist of 70 consolidated properties (92 buildings) we owned on September 30, 2018 and which we owned continuously since July 1, 2017.

(2)
Acquired properties consist of 35 consolidated properties (72 buildings) we acquired since July 1, 2017. We acquired these 35 properties (72 buildings) in connection with the FPO Transaction in October 2017.

(3)
Disposed properties consist of one consolidated property (one building) which we sold in October 2017, one consolidated property (one building) which we sold in March 2018 and two consolidated properties (two buildings) which we sold in May 2018, and excludes one property (one building) classified as discontinued operations which we sold in August 2017.

(4)
The calculation of Consolidated Property Net Operating Income, or NOI, excludes certain components of net income (loss) available for common shareholders in order to provide results that are more closely related to our consolidated property level results of operations. We define Consolidated Property NOI as consolidated income from our rental of real estate less our consolidated property operating expenses. Consolidated Property NOI excludes amortization of capitalized tenant improvement costs and leasing commissions that we record as depreciation and amortization. We consider Consolidated Property NOI to be an appropriate supplemental measure to net income (loss) available for common shareholders because it may help both investors and management to understand the operations of our consolidated properties. We use Consolidated Property NOI to evaluate individual and company wide consolidated property level performance, and we believe that Consolidated Property NOI provides useful information to investors regarding our results of operations because it reflects only those income and expense items that are generated and incurred at the property level and may facilitate comparisons of our operating performance between periods and with other REITs. Consolidated Property NOI does not represent cash generated by operating activities in accordance with U.S. generally accepted accounting principles, or GAAP, and should not be considered an alternative to net income (loss), net income (loss) available for common shareholders or operating income as an indicator of our operating performance or as a measure of our liquidity. This measure should be considered in conjunction with net income (loss), net income (loss) available for common shareholders and operating income as presented in our condensed consolidated statements of comprehensive income. Other real estate companies and REITs may calculate Consolidated Property NOI differently than we do.

(5)
We calculate funds from operations, or FFO, available for common shareholders and normalized funds from operations, or Normalized FFO, available for common shareholders as shown above. FFO available for common shareholders is calculated on the basis defined by The National Association of Real Estate Investment Trusts, or Nareit, which is net income (loss) available for common shareholders calculated in accordance with GAAP, plus real estate depreciation and amortization of consolidated properties and our proportionate share of the real estate depreciation and amortization of unconsolidated joint venture properties and the difference between FFO attributable to an equity investment and equity in earnings of SIR included in discontinued operations but excluding impairment charges on and increases in the carrying value of real estate assets, any gain or loss on sale of real estate, as well as certain other adjustments currently not applicable to us. Our calculation of Normalized FFO available for common shareholders differs from Nareit's definition of FFO available for common shareholders because we include SIR's Normalized FFO attributable to our equity investment in SIR (net of FFO attributable to our equity investment in SIR) included in discontinued operations, we include business management incentive fees, if any, only in the fourth quarter versus the quarter when they are recognized as expense in accordance with GAAP due to their quarterly volatility not necessarily being indicative of our core operating performance and the uncertainty as to whether any such business management incentive fees will be payable when all contingencies for determining such fees are known at the end of the calendar year and we exclude acquisition and transaction related costs, loss on early extinguishment of debt, gains on issuance of shares by SIR included in discontinued operations, and unrealized gains and losses on equity securities. We consider FFO available for common shareholders and Normalized FFO available for common shareholders to be appropriate supplemental measures of operating performance for a REIT, along with net income (loss), net income (loss) available for our common shareholders and operating income. We believe that FFO available for common shareholders and Normalized FFO available for common shareholders provide useful information to investors because by excluding the effects of certain historical amounts, such as depreciation expense, FFO available for common shareholders and Normalized FFO available for common shareholders may facilitate a comparison of our operating performance between periods and with other REITs. FFO available for common shareholders and Normalized FFO available for common shareholders are among the factors considered by our Board of Trustees when determining the amount of distributions to our shareholders. Other factors include, but are not limited to, requirements to maintain our qualification for taxation as a REIT, limitations in our credit agreement, and public debt covenants, the availability to us of debt and equity capital, our expectation of our future capital requirements and operating performance and our expected needs for and availability of cash to pay our obligations. FFO available for common shareholders and Normalized FFO available for common shareholders do not represent cash generated by operating activities in accordance with GAAP and should not be considered alternatives to net income (loss), net income (loss) available for common shareholders or operating income as indicators of our operating performance or as measures of our liquidity. These measures should be considered in conjunction with net income (loss), net income (loss) available for common shareholders and operating income as presented in our condensed consolidated statements of comprehensive income. Other real estate companies and REITs may calculate FFO available for common shareholders and Normalized FFO available for common shareholders differently than we do.

(6)
Incentive fees under our business management agreement with The RMR Group LLC, or RMR LLC, are payable after the end of each calendar year, are calculated based on common share total return, as defined, and are included in general and administrative expense in our condensed consolidated statements of comprehensive income. In calculating net income (loss) available for common shareholders in accordance with GAAP, we recognize estimated business management incentive fee expense, if any, in the first, second and third quarters. Although we recognize this expense, if any, in the first, second and third quarters for purposes of calculating net income (loss) available for common shareholders, we do not include such expense in the calculation of Normalized FFO available for common shareholders until the fourth quarter, when the amount of the business management incentive fee expense for the calendar year, if any, is determined.

We refer to the 70 consolidated properties (92 buildings) we owned on September 30, 2018 and which we have owned continuously since July 1, 2017 as comparable properties. We refer to the 35 consolidated properties (72 buildings) that we acquired during the period from July 1, 2017 to September 30, 2018 as the acquired properties. We refer to the four consolidated properties (four buildings) we sold during the period from July 1, 2017 to September 30, 2018 as the disposed properties.

Our condensed consolidated statements of comprehensive income for the three months ended September 30, 2018 include the operating results of 35 acquired properties (72 buildings) for the entire period, as we acquired those properties in 2017, exclude the operating results of four disposed properties (four buildings) for the entire period, as we sold those properties prior to July 1, 2018. Our condensed consolidated statements of comprehensive income for the three months ended September 30, 2017 exclude the operating results of 35 acquired properties (72 buildings) for the entire period, as we acquired those properties after September 30, 2017 and include the operating results of four disposed properties (four buildings) for the entire period as we sold those properties after September 30, 2017.

References to changes in the income and expense categories below relate to the comparison of consolidated results for the three month period ended September 30, 2018, compared to the three month period ended September 30, 2017.

Rental income. The increase in rental income reflects an increase in rental income for comparable properties and the rental income from the acquired properties, partially offset by a decrease in rental income from the disposed properties. Rental income for comparable properties increased $503 primarily due to increases in rental rates and in occupied space at certain of our properties in the 2018 period. Rental income increased $39,543 as a result of the acquired properties. Rental income declined $4,123 as a result of the disposed properties. Rental income includes non-cash straight line rent adjustments totaling $1,990 in the 2018 period and $711 in the 2017 period, and amortization of acquired leases and assumed lease obligations totaling $773 in the 2018 period and $619 in the 2017 period.

Real estate taxes. The increase in real estate taxes reflects an increase in real estate taxes for the acquired properties, partially offset by a decrease in real estate taxes for the comparable properties and the disposed properties. Real estate taxes for comparable properties declined $250 due primarily to the effect of lower real estate tax valuation assessments at certain of our properties in the 2018 period. Real estate taxes increased $4,322 as a result of the acquired properties. Real estate taxes declined $862 as a result of the disposed properties.

Utility expenses. The increase in utility expenses reflects an increase in utility expenses for the comparable properties and utility expenses for the acquired properties, partially offset by a decrease in utility expenses for the disposed properties. Utility expenses at comparable properties increased $371 primarily due to an increase in electricity and gas usage and rates at certain of our properties during the 2018 period. Utility expenses increased $2,186 as a result of the acquired properties. Utility expenses declined $182 as a result of the disposed properties.

Other operating expenses. Other operating expenses consist of salaries and benefit costs of property level personnel, repairs and maintenance expense, cleaning expense, other direct costs of operating our properties and property management fees. The increase in other operating expenses reflects an increase in other operating expenses for the comparable properties and other operating expenses for the acquired properties, partially offset by a decrease in other operating expenses for the disposed properties. Other operating expenses at comparable properties increased $159 primarily as a result of higher repairs and maintenance costs during the 2018 period. Other operating expenses increased $7,498 as a result of the acquired properties. Other operating expenses declined $739 as a result of the disposed properties.

Depreciation and amortization. The increase in depreciation and amortization reflects the effect of the acquired properties and of improvements made to certain of our comparable properties, partially offset by the effect of certain assets becoming fully depreciated and property dispositions. Depreciation and amortization increased $23,133 as a result of the acquired properties. Depreciation and amortization at comparable properties decreased $77 due primarily to certain leasing related assets becoming fully depreciated after July 1, 2017, partially offset by depreciation and amortization of improvements made to certain of our properties after July 1, 2017. Depreciation and amortization declined $1,268 as a result of the disposed properties.

Loss on impairment of real estate. We recorded a $230 loss on impairment of real estate in the 2017 period to reduce the carrying value of one property (one building) to its estimated fair value.

Acquisition and transaction related costs. Acquisition and transaction related costs in the 2018 period include costs incurred in connection with our pending Merger with SIR and other related Transactions. For further information regarding the Merger and other related Transactions, see Notes 1, 11, 12 and 13 to the Notes to condensed consolidated financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

General and administrative. General and administrative expenses consist of fees pursuant to our business management agreement, equity compensation expense, legal and accounting fees, Trustees’ fees and expenses, securities listing and transfer agency fees and other costs relating to our status as a publicly traded company. The increase in general and administrative expenses in the 2018 period primarily reflects an increase in accrued estimated business management incentive fees ($17,129) and an increase in base business management fees as a result of our acquisition activity.

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

Interest income. The decrease in interest income is primarily the result of lower cash balances in the 2018 period compared to the 2017 period.

Interest expense. The increase in interest expense reflects higher average outstanding debt balances and higher weighted average interest rates on borrowings during the 2018 period compared to the 2017 period.

Loss on early extinguishment of debt. We recorded a loss on early extinguishment of debt of $1,715 in the 2017 period in connection with the termination of a bridge loan facility that we entered into in connection with the FPO Transaction.

Income tax expense. The decrease in income tax expense reflects lower operating income in certain jurisdictions in the 2018 period that is subject to state income taxes.

Equity in net earnings of investees. Equity in net earnings of investees represents our proportionate share of earnings from our investments in Affiliates Insurance Company, or AIC, and two unconsolidated joint ventures.

Income from discontinued operations. Income from discontinued operations consists of our proportionate share of earnings from our investment in SIR, gain on issuance of shares by SIR as a result of the issuance of common shares by SIR at prices which were in the aggregate above the then per share carrying value of our SIR common shares and the operating results for one property (one building) we sold in 2017. During the 2017 period, we recorded an adjustment of $619 to increase the carrying value of the property we sold during the 2017 period to its estimated fair value less costs to sell. See Notes 1, 11, 12 and 13 to our condensed consolidated financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q, for further information about our equity method investment in SIR.

Net income (loss) available for common shareholders. Our net loss available for common shareholders and net loss available for common shareholders per basic and diluted common share in the 2018 period compared to net income available for common shareholders and net income available for common shareholders per basic and diluted common share in the 2017 period was primarily as a result of the changes noted above.

RESULTS OF OPERATIONS (amounts in thousands, except per share amounts)

Nine Months Ended September 30, 2018, Compared to Nine Months Ended September 30, 2017

					Acquired Properties		Disposed Properties
					Results (2)		Results (3)
	Comparable Properties Results (1)				Nine Months Ended		Nine Months Ended		Consolidated Results
	Nine Months Ended September 30				September 30,		September 30,		Nine Months Ended September 30
			$	%							$	%
	2018	2017	Change	Change	2018	2017	2018	2017	2018	2017	Change	Change
Rental income	$199,373	$195,817	$3,556	1.8%	$117,954	$1,233	$5,577	$12,312	$322,904	$209,362	$113,542	54.2%
Operating expenses:
Real estate taxes	23,284	22,482	802	3.6%	12,907	79	1,211	2,419	37,402	24,980	12,422	49.7%
Utility expenses	14,303	13,659	644	4.7%	5,965	17	222	510	20,490	14,186	6,304	44.4%
Other operating expenses	42,275	41,650	625	1.5%	23,086	226	860	2,170	66,221	44,046	22,175	50.3%
Total operating expenses	79,862	77,791	2,071	2.7%	41,958	322	2,293	5,099	124,113	83,212	40,901	49.2%
Net operating income (4)	$119,511	$118,026	$1,485	1.3%	$75,996	$911	$3,284	$7,213	198,791	126,150	72,641	57.6%

Other expenses:
Depreciation and amortization									129,444	61,949	67,495	109.0%
Loss on impairment of real estate									5,800	230	5,570	nm
Acquisition and transaction related costs									3,813	—	3,813	nm
General and administrative									36,438	12,314	24,124	195.9%
Total other expenses									175,495	74,493	101,002	135.6%
Operating income									23,296	51,657	(28,361)	(54.9%)
Dividend income									912	911	1	0.1%
Unrealized gain on equity securities									40,677	—	40,677	nm
Interest income									405	1,843	(1,438)	(78.0%)
Interest expense (including net amortization of debt premium and discounts and debt issuance costs of $2,749 and $2,605, respectively)									(69,444)	(43,599)	(25,845)	59.3%
Loss on early extinguishment of debt									—	(1,715)	1,715	(100.0%)
Income (loss) from continuing operations before income taxes, equity in net earnings (losses) of investees and gain on sale of real estate									(4,154)	9,097	(13,251)	(145.7%)
Income tax expense									(124)	(65)	(59)	90.8%
Equity in net earnings (losses) of investees									(1,112)	533	(1,645)	nm
Income (loss) from continuing operations									(5,390)	9,565	(14,955)	(156.4%)
Income from discontinued operations									23,872	20,516	3,356	16.4%
Income before gain on sale of real estate									18,482	30,081	(11,599)	(38.6%)
Gain on sale of real estate									17,329	—	17,329	nm
Net income									35,811	30,081	5,730	19.0%
Preferred units of limited partnership distributions									(371)	—	(371)	nm
Net income available for common shareholders									$35,440	$30,081	$5,359	17.8%

Weighted average common shares outstanding (basic)									99,055	79,778	19,277	24.2%
Weighted average common shares outstanding (diluted)									99,075	79,852	19,223	24.1%

Per common share amounts (basic and diluted):
Income from continuing operations									$0.12	$0.12	$—	—%
Income from discontinued operations									$0.24	$0.26	$(0.02)	(7.7%)
Net income available for common shareholders									$0.36	$0.38	$(0.02)	(5.3%)

Reconciliation of Net Income Available for Common Shareholders to Consolidated Property NOI: (4)
Net income available for common shareholders									$35,440	$30,081
Preferred units of limited partnership distributions									371	—
Net income									35,811	30,081
Gain on sale of real estate									(17,329)	—
Income before gain on sale of real estate									18,482	30,081
Income from discontinued operations									(23,872)	(20,516)
Income (loss) from continuing operations									(5,390)	9,565
Equity in net (earnings) losses of investees									1,112	(533)
Income tax expense									124	65
Loss on early extinguishment of debt									—	1,715
Interest expense									69,444	43,599
Interest income									(405)	(1,843)
Unrealized gain on equity securities									(40,677)	—
Dividend income									(912)	(911)
Operating income									23,296	51,657
General and administrative									36,438	12,314
Acquisition and transaction related costs									3,813	—
Loss on impairment of real estate									5,800	230
Depreciation and amortization									129,444	61,949
Net operating income									$198,791	$126,150

Calculation of Funds From Operations Available for Common Shareholders and Normalized Funds From Operations Available for Common Shareholders (5)
	2018	2017
Net income available for common shareholders	$35,440	$30,081
Add (less): Depreciation and amortization:
Consolidated properties	129,444	61,949
Unconsolidated joint venture properties	6,283	—
FFO attributable to Select Income REIT	49,914	47,982
Loss on impairment of real estate	5,800	230
Equity in earnings from Select Income REIT included in discontinued operations	(23,843)	(20,271)
Increase in carrying value of property included in discontinued operations	—	(619)
Gain on sale of real estate	(17,329)	—
Funds from operations available for common shareholders	185,709	119,352
Add (less): Acquisition and transaction related costs	3,813	—
Estimated business management incentive fee (6)	16,973	—
Loss on early extinguishment of debt	—	1,715
Normalized FFO attributable to Select Income REIT	42,482	48,900
FFO attributable to Select Income REIT	(49,914)	(47,982)
Unrealized gain on equity securities	(40,677)	—
Net gain on issuance of shares by Select Income REIT included in discontinued operations	(29)	(72)
Normalized funds from operations available for common shareholders	$158,357	$121,913

Funds from operations per common share available for common shareholders (basic)	$1.87	$1.50
Funds from operations per common share available for common shareholders (diluted)	$1.87	$1.49
Normalized funds from operations per common share available for common shareholders (basic and diluted)	$1.60	$1.53

(1)	Comparable properties consist of 69 consolidated properties (91 buildings) we owned on September 30, 2018 and which we owned continuously since January 1, 2017.

(2)
Acquired properties consist of 36 consolidated properties (73 buildings) we acquired since January 1, 2017. We acquired 35 of these properties (72 buildings) in connection with the FPO Transaction in October 2017 and acquired one property (one building) in a separate transaction in January 2017.

(3)
Disposed properties consist of one consolidated property (one building) which we sold in October 2017 and three consolidated properties (three buildings) which we sold during the nine months September 30, 2018 and excludes one property (one building) classified as discontinued operations which we sold in August 2017.

(4)	See footnote (4) on page 28 for definition of NOI.

(5)	See footnote (5) on page 28 for definition of FFO and Normalized FFO available for common shareholders.

(6)	See footnote (6) on page 29 for more information on incentive fees under our business management agreements.

We refer to the 69 consolidated properties (91 buildings) we owned on September 30, 2018 and which we have owned continuously since January 1, 2017 as comparable properties. We refer to the 36 consolidated properties (73 buildings) that we acquired during the period from January 1, 2017 to September 30, 2018 as the acquired properties. We refer to the four consolidated properties (four buildings) we sold during the period from January 1, 2017 to September 30, 2018 as the disposed properties.

Our condensed consolidated statements of comprehensive income for the nine months ended September 30, 2018 include the operating results of the acquired properties for the entire period, as we acquired those properties in 2017, exclude the operating results of one disposed property (one building) for the entire period, as we sold that property in 2017, and include the operating results of three disposed properties (three buildings) for less than the entire period, as we sold those properties during the 2018 period. Our condensed consolidated statements of comprehensive income for the nine months ended September 30, 2017 exclude the operating results of 35 acquired properties (72 buildings) for the entire period, as we acquired those properties after September 30, 2017, include the operating results of one property (one building) for less than the entire period, as we acquired that property during the 2017 period and include the operating results of the disposed properties for the entire period as we sold those properties after September 30, 2017.

References to changes in the income and expense categories below relate to the comparison of consolidated results for the nine months ended September 30, 2018, compared to the nine month period ended September 30, 2017.

Rental income. The increase in rental income reflects an increase in rental income for comparable properties and the rental income from the acquired properties, partially offset by a decrease in rental income from the disposed properties. Rental income for comparable properties increased $3,556 primarily due to increases in rental rates and in occupied space at certain of our properties in the 2018 period. Rental income increased $116,721 as a result of the acquired properties. Rental income declined $6,735 as a result of the disposed properties. Rental income includes non-cash straight line rent adjustments totaling

$7,825 in the 2018 period and $3,115 in the 2017 period, and amortization of acquired leases and assumed lease obligations totaling $7,825 in the 2018 period and $3,115 in the 2017 period.

Real estate taxes. The increase in real estate taxes reflects an increase in real estate taxes for the comparable properties and real estate taxes for the acquired properties, partially offset by a decrease in real estate taxes for the disposed properties. Real estate taxes for comparable properties increased $802 due primarily to the effect of higher real estate tax valuation assessments at certain of our properties in the 2018 period. Real estate taxes increased $12,828 as a result of the acquired properties. Real estate taxes declined $1,208 as a result of the disposed properties.

Utility expenses. The increase in utility expenses reflects an increase in utility expenses for the comparable properties and utility expenses for the acquired properties, partially offset by a decrease in utility expenses for the disposed properties. Utility expenses at comparable properties increased $644 primarily due to an increase in electricity and gas usage and rates at certain of our properties during the 2018 period. Utility expenses increased $5,948 as a result of the acquired properties. Utility expenses declined $288 as a result of the disposed properties.

Other operating expenses. The increase in other operating expenses reflects an increase in other operating expenses for the comparable properties and the other operating expenses for the acquired properties, partially offset by a decrease in other operating expenses for the disposed properties. Other operating expenses at comparable properties increased $625 primarily as a result of higher snow removal and repairs and maintenance costs during the 2018 period. Other operating expenses increased $22,860 as a result of the acquired properties. Other operating expenses declined $1,310 as a result of the disposed properties.

Depreciation and amortization. The increase in depreciation and amortization reflects the effect of the acquired properties and of improvements made to certain of our comparable properties, partially offset by the effect of certain assets becoming fully depreciated and property dispositions. Depreciation and amortization increased $69,508 as a result of the acquired properties. Depreciation and amortization at comparable properties increased $753 due primarily to depreciation and amortization of improvements made to certain of our properties after January 1, 2017, partially offset by certain leasing related assets becoming fully depreciated after January 1, 2017. Depreciation and amortization declined $2,766 as a result of the disposed properties.

Loss on impairment of real estate. We recorded a $5,800 loss on impairment of real estate in the 2018 period to reduce the carrying value of three properties (three buildings) to their estimated fair value less costs to sell.

Acquisition and transaction related costs. Acquisition and transaction related costs in the 2018 period include costs incurred in connection with our pending Merger with SIR and other related Transactions. For further information regarding the Merger and other related Transactions, see Notes 1, 11, 12 and 13 to the Notes to condensed consolidated financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

General and administrative. The increase in general and administrative expenses primarily reflects an increase in accrued estimated business management incentive fees ($16,973) and an increase in base business management fees as a result of our acquisition activity.

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

Interest income. The decrease in interest income is primarily the result of lower cash balances in the 2018 period compared to the 2017 period.

Interest expense. The increase in interest expense reflects higher average outstanding debt balances and higher weighted average interest rates on borrowings during the 2018 period compared to the 2017 period.

Loss on early extinguishment of debt. We recorded a loss on early extinguishment of debt of $1,715 in the 2017 period in connection with the termination of a bridge loan facility that we entered into in connection with the FPO Transaction.

Income tax expense. The increase in income tax expense reflects higher operating income in certain jurisdictions in the 2018 period that is subject to state income taxes.

Equity in net earnings (losses) of investees. Equity in net earnings (losses) of investees represents our proportionate share of earnings from our investments in AIC and two unconsolidated joint ventures.

Income from discontinued operations. Income from discontinued operations consists of our proportionate share of earnings from our investment in SIR, gain on issuance of shares by SIR as a result of the issuance of common shares by SIR at prices which were in the aggregate above the then per share carrying value of our SIR common shares and the operating results for one property (one building) we sold during the 2017 period. During the 2017 period, we recorded an adjustment of $619 to increase the carrying value of the property sold in 2017 to its estimated fair value less costs to sell. See Notes 1, 11, 12 and 13 to our condensed consolidated financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q, for further information about our equity method investment in SIR.

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

Net income and net income available for common shareholders. Our net income, net income available for common shareholders and net income available for common shareholders per basic and diluted common share increased in the 2018 period compared to the 2017 period primarily as a result of the changes noted above. Net income available for common shareholders per common share (basic and diluted) decreased despite the increase in net income available for common shareholders because of the higher number of weighted average common shares outstanding as result of our issuance of common shares in an underwritten public offering in July 2017.

LIQUIDITY AND CAPITAL RESOURCES

Under the Merger Agreement, we have agreed to conduct our business in all material respects in the ordinary course of business consistent with past practice. The Merger Agreement contains certain operating covenants that could affect our liquidity and capital resources, but we do not expect any material changes to our liquidity and capital resources prior to consummation of the Merger or, if applicable, the termination of the Merger Agreement.

Our Operating Liquidity and Resources (dollar amounts in thousands)

On a standalone basis, our principal sources of funds to meet operating and capital expenses, pay debt service obligations and make distributions to our shareholders are the operating cash flows we generate as rental income from our properties, net proceeds from property sales and borrowings under our revolving credit facility. If the Merger is consummated, we and SIR have identified approximately $750,000 of assets to be sold by the combined company following the closing of the Merger. Alternatively, in lieu of selling such properties, the combined company may sell some or all of the approximately 2.8 million shares of class A common stock of RMR Inc. that it will own following completion of the Merger. We believe that these sources of funds will be sufficient to meet our operating and capital expenses, pay debt service obligations and (except as described below) make distributions to our shareholders for the next 12 months and for the foreseeable future thereafter. Our future cash flows from operating activities will depend primarily upon:

•	our ability to maintain or increase the occupancy of, and the rental rates at, our properties;

•	our ability to control operating expenses and capital expenses at our properties;

•	our ability to successfully complete our pending property sales and to sell properties that we market for sale; and

•	our ability to purchase additional properties which produce cash flows from operations in excess of our cost of acquisition capital and property operating expenses and capital expenses.

Following the Merger, we and SIR expect that the combined company’s annual distribution will range between $0.50 and $0.60 per common share of beneficial interest (before giving effect to the one-for-four reverse stock split described above), based on a target payout ratio of 75% of the combined company's projected cash available for distribution, which is below our current annualized distribution of $1.72 per share. The combined company's expected distribution rate is lower than our and SIR's combined current rates due to various reasons, including that the combined company may not have sufficient cash to pay such distributions at a higher rate due to expected capital expenditures or changes in its cash requirements, cash flow or financial position.

Our future purchases of properties cannot be accurately projected because such purchases depend upon purchase opportunities which come to our attention and our ability to successfully complete the acquisitions. We generally do not intend to purchase “turn around” properties, or properties which do not generate positive cash flows.

Our changes in cash flows for the nine months ended September 30, 2018 compared to the same period in 2017 were as follows: (i) cash provided by operating activities increased from $95,914 in 2017 period to $120,165 in the 2018 period; (ii) cash flows from investing activities changed from $664,527 of cash used in investing activities in the 2017 period to $126,891 of cash provided by investing activities in the 2018 period; and (iii) cash flows from financing activities changed from $1,090,358 of cash provided by financing activities in the 2017 period to $254,738 of cash used in financing activities in the 2018 period.

The increase in cash provided by operating activities for the nine month period ended September 30, 2018 as compared to the corresponding prior year period was due primarily to an increase in Consolidated Property NOI from our acquisition activities and an increase in distributions we received from our investment in SIR classified as an operating activity in our condensed consolidated statement of cash flows as a result of an increase in the equity in earnings of SIR we recognized in the 2018 period, partially offset by an increase in interest paid due to higher average outstanding debt balances and higher weighed average interest rates on borrowings in the 2018 period and unfavorable changes in working capital. The change from cash used in investing activities in the 2017 period to cash provided by investing activities in the 2018 period is primarily due to the sale of four of our properties (four buildings) in the 2018 period, compared to our use of cash for a deposit in escrow of a portion of the cash consideration for the FPO Transaction in the 2017 period. The change from cash used in financing activities for the 2018 period to cash provided by financing activities in the 2017 period is primarily due to an increase in net debt repayments and the redemption of the Preferred Units in the 2018 period, compared to our financing activities related to the FPO Transaction during the 2017 period, including issuances of common shares and senior unsecured notes and borrowings under our revolving credit facility.

Our Investment and Financing Liquidity and Resources (dollar amounts in thousands, except per share and per square foot amounts)

In order to fund acquisitions and to meet cash needs that may result from our desire or need to make distributions or pay operating or capital expenses, we maintain a $750,000 unsecured revolving credit facility. The maturity date of our revolving credit facility is January 31, 2019 and, subject to our payment of an extension fee and meeting other conditions, we have an option to extend the stated maturity date of our revolving credit facility by one year to January 31, 2020. We are required to pay interest at a rate of LIBOR plus a premium, which was 125 basis points per annum at September 30, 2018, on the amount outstanding under our revolving credit facility. We also pay a facility fee on the total amount of lending commitments under our revolving credit facility, which was 25 basis points per annum at September 30, 2018. Both the interest rate premium and the facility fee are subject to adjustment based upon changes to our credit ratings. We can borrow, repay and reborrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity. As of September 30, 2018, the annual interest rate payable on borrowings under our revolving credit facility was 3.4%. As of September 30, 2018 and October 30, 2018, we had $467,000 and $32,000 outstanding under our revolving credit facility.

Our revolving credit facility is governed by a credit agreement, or our credit agreement, with a syndicate of institutional lenders, which also governs our two unsecured term loans:

•
Our $300,000 term loan, which matures on March 31, 2020, is prepayable without penalty at any time. We are required to pay interest at a rate of LIBOR plus a premium, which was 140 basis points per annum at September 30, 2018, on the amount outstanding under our $300,000 term loan.  The interest rate premium is subject to adjustment based upon changes to our credit ratings.  As of September 30, 2018, the annual interest rate for the amount outstanding under our $300,000 term loan was 3.6%.

•
Our $250,000 term loan, which matures on March 31, 2022, is prepayable without penalty at any time. We are required to pay interest at a rate of LIBOR plus a premium, which was 180 basis points per annum at September 30, 2018, on the amount outstanding under our $250,000 term loan.  The interest rate premium is subject to adjustment based upon changes to our credit ratings.  As of September 30, 2018, the annual interest rate for the amount outstanding under our $250,000 term loan was 4.0%.

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

As of September 30, 2018, our debt maturities (other than our revolving credit facility) are as follows: $940 in 2018, $361,541 in 2019, $338,433 in 2020, $14,420 in 2021, $575,518 in 2022 and $399,564 thereafter.

None of our unsecured debt obligations require sinking fund payments prior to their maturity dates. Our $180,416 in mortgage debts generally require monthly payments of principal and interest through maturity.
In addition to our debt obligations, as of September 30, 2018, we have estimated unspent leasing related obligations of $34,048.

On May 1, 2018, one of our subsidiaries redeemed all of the outstanding Preferred Units for $11.15 per unit plus accrued and unpaid distributions (an aggregate of $20,310) using cash on hand and borrowings under our revolving credit facility.

On October 9, 2018, we completed the Secondary Sale, pursuant to which we sold all 24,918,421 SIR common shares that we then owned in an underwritten public offering at a price of $18.25 per share, raising net proceeds of approximately $434,700 after deducting underwriting discounts and estimated offering expenses. We used the net proceeds from the Secondary Sale to repay amounts outstanding under our revolving credit facility. We expect to record a loss on the Secondary Sale of approximately $19,372 in the fourth quarter of 2018.

We currently expect to use cash balances, borrowings under our revolving credit facility, net proceeds from property sales, assumptions of mortgage debt and net proceeds from offerings of equity or debt securities to fund our future operations, capital expenditures, distributions to our shareholders and property acquisitions. When significant amounts are outstanding under our revolving credit facility or the maturities of our indebtedness approach, we expect to explore refinancing alternatives. Such alternatives may include incurring additional term debt, issuing equity or debt securities, extending the maturity date of our revolving credit facility and entering into a new revolving credit facility. We may assume additional mortgage debt in connection with our acquisitions or elect to place new mortgages on properties we own as a source of financing. We may also seek to participate in additional joint venture or other arrangements that may provide us with additional sources of financing. In connection with the pending Merger, we expect to pay off SIR's revolving credit facility and to assume $1,450,000 of principal amount of SIR’s unsecured notes and $162,000 of mortgage indebtedness of SIR. Although we cannot be sure that we will be successful in consummating any particular type of financing, we believe that we will have access to financing, such as debt and equity offerings, to fund future acquisitions and capital expenditures and to pay our obligations. We currently have an effective shelf registration statement that allows us to issue public securities on an expedited basis, but it does not assure that there will be buyers for such securities.
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

In September 2018, as a result of the proposed Merger, Standard & Poor's Ratings Services, or S&P, affirmed our credit ratings and revised its outlook on our debt to stable and Moody's Investor Service, or Moody's, affirmed our credit ratings and maintained its negative outlook on our debt. A negative credit rating outlook may imply that our credit ratings may be downgraded unless we are successful in improving our financial profile.

On February 26, 2018, May 21, 2018 and August 20, 2018, we paid a regular quarterly distribution to common shareholders of record on January 29, 2018, April 30, 2018 and July 30, 2018 of $0.43 per share, or $42,632 and $42,634, $42,641, respectively. We funded these distributions using cash on hand and borrowings under our revolving credit facility. On October 18, 2018, we declared a regular quarterly distribution payable to common shareholders of record on October 29, 2018 of $0.43 per share, or $42,658. We expect to pay this distribution on or about November 19, 2018 using cash on hand and borrowings under our revolving credit facility. Pursuant to the Merger Agreement, we have agreed not to pay any distribution exceeding an annual rate of $1.72 per common share, and we have agreed to certain limitations with respect to our ability to make any other distribution.

Off Balance Sheet Arrangements

We own 50% and 51% interests in two unconsolidated joint ventures which own two properties (three buildings). The properties owned by these joint ventures are encumbered by an aggregate $82,000 principal amount of mortgage indebtedness. We do not control the activities that are most significant to these joint ventures and, as a result, we account for our investment in these joint ventures under the equity method of accounting. See Note 4 to the Notes to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on the financial condition and results of operations of these joint ventures. Other than these joint ventures, as of September 30, 2018, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Debt Covenants (dollars in thousands)

Our principal debt obligations at September 30, 2018 consisted of borrowings under our $750,000 revolving credit facility, our $300,000 term loan, our $250,000 term loan, an aggregate outstanding principal amount of $960,000 of public issuances of senior unsecured notes and eight secured mortgage notes with an aggregate outstanding principal balance of $180,416 that were assumed in connection with certain of our acquisitions. Also, two properties (three buildings) which are owned by joint ventures secure two additional mortgage notes. Our publicly issued senior unsecured notes are governed by indentures and their supplements. Our credit agreement and our senior unsecured notes indentures and their supplements provide for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, such as, in the case of our credit agreement, a change of control of us, which includes RMR LLC ceasing to act as our business and property manager. Our credit agreement and our senior unsecured notes indentures and their supplements also contain a number of covenants which generally restrict our ability to incur debts, including debts secured by mortgages on our properties, in excess of calculated amounts, require us to maintain various financial ratios, and, in the case of our credit agreement, restrict our ability to make distributions to our shareholders in certain circumstances. Our mortgage notes are non-recourse, subject to certain limited exceptions, and do not contain any material financial covenants.  As of September 30, 2018, we believe we were in compliance with the terms and conditions of our respective covenants under our credit agreement and senior unsecured notes indentures and their supplements.
Neither our credit agreement nor our senior unsecured notes indentures and their supplements contain provisions for acceleration which could be triggered by our debt ratings. However, under our credit agreement our highest senior debt rating is used to determine the fees and interest rates we pay. Accordingly, if that debt rating is downgraded, our interest expense and related costs under our credit agreement would increase. As noted above, although in September 2018 S&P revised its outlook on our debt to stable, Moody's reaffirmed its negative rating, which may imply that our debt ratings may be downgraded unless we are successful in reorganizing our financial profile.
Our credit agreement has cross default provisions to other indebtedness that is recourse of $25,000 or more and indebtedness that is non-recourse of $50,000 or more. Similarly, our senior unsecured notes indentures and their supplements contain cross default provisions to any other debts of more than $25,000 (or up to $50,000 in certain circumstances).
Related Person Transactions

We have relationships and historical and continuing transactions with RMR LLC, RMR Inc. and others related to them. For example: we have no employees and the personnel and various services we require to operate our business are provided to us by RMR LLC pursuant to our business and property management agreements with RMR LLC; RMR Inc. is the managing member of RMR LLC; Adam D. Portnoy, one of our Managing Trustees, is the sole trustee, an officer and controlling shareholder of ABP Trust, which is the controlling shareholder of RMR Inc.; and we own shares of class A common stock of RMR Inc. We also have relationships and historical and continuing transactions with other companies to which RMR LLC or its subsidiaries provide management services and which may have trustees, directors and officers who are also trustees, directors or officers of us, RMR LLC or RMR Inc., including: SIR, of which, as of September 30, 2018, we owned 24,918,421 of its common shares, or approximately 27.8% of its outstanding common shares, all of which we sold on October 9, 2018 pursuant to the Secondary Sale, and further, with which, on September 14, 2018, we entered into the Merger Agreement, all as further described in Note 1 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q; and AIC, of which we, ABP Trust, SIR and four other companies to which RMR LLC provides management services each own 14.3% and which arranges and reinsures in part a combined property insurance program for us and its six other shareholders. For further information about these and other such relationships and related person transactions, see Notes 10, 11 and 12 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, our Annual Report, our definitive Proxy Statement for our 2018 Annual Meeting of Shareholders and our other filings with the Securities and Exchange Commission, or SEC. In addition, see the section captioned “Risk Factors” of this Quarterly Report and of our Annual Report for a description of risks that may arise as a result of these and other related person transactions and relationships. Our filings with the SEC and copies of certain of our agreements with these related persons, including our business and property management agreements with RMR LLC, the Merger Agreement, the registration agreement with SIR and our shareholders agreement with AIC and its six other shareholders, are available as exhibits to our filings with the SEC and accessible at the SEC’s website, www.sec.gov. We may engage in additional transactions with related persons, including businesses to which RMR LLC or its subsidiaries provide management services.

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

Fixed Rate Debt

At September 30, 2018, our outstanding fixed rate debt consisted of the following:

		Annual	Annual		Interest
	Principal	Interest	Interest		Payments
Debt	Balance (1)	Rate (1)	Expense (1)	Maturity	Due
Senior unsecured notes	$350,000	3.750%	$13,125	2019	Semi-annually
Senior unsecured notes	310,000	5.875%	18,213	2046	Quarterly
Senior unsecured notes	300,000	4.000%	12,000	2022	Semi-annually
Mortgage note (one property (one building) in Tampa, FL)	8,012	7.000%	569	2019	Monthly
Mortgage note (one property (one building) in Washington, DC)	33,900	5.720%	1,966	2020	Monthly
Mortgage note (one property (one building) in Chesapeake, VA)	3,032	4.260%	131	2020	Monthly
Mortgage note (one property (one building) in Lakewood, CO)	3,204	8.150%	265	2021	Monthly
Mortgage note (one property (one building) in Fairfax, VA)	13,503	5.877%	805	2021	Monthly
Mortgage note (one property (one building) in Washington, DC)	27,378	4.220%	1,171	2022	Monthly
Mortgage note (one property (one building) in Washington, DC)	24,607	4.800%	1,198	2023	Monthly
Mortgage note (one property (one building) in Washington, DC)	66,780	4.050%	2,742	2030	Monthly
	$1,140,416		$52,185

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

Our $350,000 and $300,000 senior unsecured notes require semi-annual interest payments through maturity and our $310,000 senior unsecured notes require quarterly interest payments through maturity.  Our mortgages generally require principal and interest payments through maturity pursuant to amortization schedules.  Because these debts require interest to be paid at a fixed rate, changes in market interest rates during the term of these debts will not affect our interest obligations.  If these debts were refinanced at interest rates which are one percentage point higher or lower than shown above, our annual interest cost would increase or decrease by approximately $11,428.

Changes in market interest rates also would affect the fair value of our fixed rate debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt.  Based on the balances outstanding at September 30, 2018, and discounted cash flow analyses through the respective maturity dates, and assuming no other changes in factors that may affect the fair value of our fixed rate debt obligations, a hypothetical immediate one percentage point increase in interest rates would change the fair value of those obligations by approximately $49,967.

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

At September 30, 2018, we owned 50% and 51% interests in two joint venture arrangements which owned two properties (three buildings) that are secured by fixed rate debt consisting of the following mortgage notes:

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

Floating Rate Debt

At September 30, 2018, our floating rate debt consisted of $467,000 of borrowings under our $750,000 revolving credit facility, our $300,000 term loan and our $250,000 term loan. Our revolving credit facility matures in January 2019 and, subject to our meeting certain conditions, including our payment of an extension fee, we have the option to extend the stated maturity by one year to January 2020. No principal repayments are required under our revolving credit facility or our term loans prior to maturity, and we can borrow, repay and reborrow funds available under our revolving credit facility, subject to conditions, at any time without penalty. Our $300,000 term loan matures on March 31, 2020. Our $250,000 term loan matures on March 31, 2022. Amounts outstanding under our term loans may be repaid without penalty at any time, but after they are repaid amounts may not be redrawn.

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

The following table presents the impact a one percentage point increase in interest rates would have on our annual floating rate interest expense as of September 30, 2018:

	Impact of Changes in Interest Rates
	Annual	Outstanding	Total Interest	Annual Earnings
	Interest Rate (1)	Debt	Expense Per Year	Per Share Impact (2)
At September 30, 2018	3.6%	$1,017,000	$37,121	$0.37
One percentage point	4.6%	$1,017,000	$47,432	$0.48

(1)	Weighted based on the respective interest rates and outstanding borrowings under our revolving credit facility and our term loans as of September 30, 2018.

(2)	Based on the weighted average shares outstanding (diluted) for the nine months ended September 30, 2018.

The following table presents the impact a one percentage point increase in interest rates would have on our annual floating rate interest expense as of September 30, 2018 if we were fully drawn on our revolving credit facility and our term loans remained outstanding:

	Impact of an Increase in Interest Rates
	Annual	Outstanding	Total Interest	Annual Earnings
	Interest Rate (1)	Debt	Expense Per Year	Per Share Impact (2)
At September 30, 2018	3.6%	$1,300,000	$47,450	$0.48
One percentage point	4.6%	$1,300,000	$60,631	$0.61

(1)	Weighted based on the respective interest rates and outstanding borrowings under our revolving credit facility (assuming fully drawn) and our term loans as of September 30, 2018.

(2)	Based on the weighted average shares outstanding (diluted) for the nine months ended September 30, 2018.

The foregoing tables show the impact of an immediate increase in floating interest rates as of September 30, 2018.  If interest rates were to increase gradually over time, the impact would be spread over time. Our exposure to fluctuations in floating interest rates will increase or decrease in the future with increases or decreases in the outstanding amount under our revolving credit facility, our term loans or our other floating rate debt, if any. Although we have no present plans to do so, we may in the future enter into hedge arrangements from time to time to mitigate our exposure to changes in interest rates.

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

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

WARNING CONCERNING FORWARD LOOKING STATEMENTS

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS STATEMENTS THAT CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER SECURITIES LAWS.  ALSO, WHENEVER WE USE WORDS SUCH AS “BELIEVE”, “EXPECT”, “ANTICIPATE”, “INTEND”, “PLAN”, “ESTIMATE”, “WILL”, “MAY” AND NEGATIVES OR DERIVATIVES OF THESE OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS.  THESE FORWARD LOOKING STATEMENTS ARE BASED UPON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, BUT FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR.  FORWARD LOOKING STATEMENTS IN THIS REPORT RELATE TO VARIOUS ASPECTS OF OUR BUSINESS, INCLUDING:

•	THE LIKELIHOOD THAT WE WILL COMPLETE THE PENDING MERGER,

•	OUR SALES AND ACQUISITIONS OF PROPERTIES,

•	OUR ABILITY TO COMPETE FOR ACQUISITIONS AND TENANCIES EFFECTIVELY,

•	THE LIKELIHOOD THAT OUR TENANTS WILL PAY RENT OR BE NEGATIVELY AFFECTED BY CYCLICAL ECONOMIC CONDITIONS OR GOVERNMENT BUDGET CONSTRAINTS,

•	THE LIKELIHOOD THAT OUR TENANTS WILL RENEW OR EXTEND THEIR LEASES AND NOT EXERCISE EARLY TERMINATION OPTIONS PURSUANT TO THEIR LEASES OR THAT WE WILL OBTAIN REPLACEMENT TENANTS,

•	THE LIKELIHOOD THAT OUR RENTS WILL INCREASE WHEN WE RENEW OR EXTEND OUR LEASES OR ENTER NEW LEASES,

•	OUR ABILITY TO PAY DISTRIBUTIONS TO OUR SHAREHOLDERS AND TO SUSTAIN THE AMOUNT OF SUCH DISTRIBUTIONS,

•	OUR POLICIES AND PLANS REGARDING INVESTMENTS, FINANCINGS AND DISPOSITIONS,

•	THE FUTURE AVAILABILITY OF BORROWINGS UNDER OUR REVOLVING CREDIT FACILITY,

•
OUR EXPECTATION THAT THERE WILL BE OPPORTUNITIES FOR US TO ACQUIRE, AND THAT WE WILL ACQUIRE, ADDITIONAL PROPERTIES IN THE METROPOLITAN WASHINGTON, D.C. MARKET AREA OR ELSEWHERE, INCLUDING PROPERTIES THAT ARE MAJORITY LEASED TO GOVERNMENT TENANTS, GOVERNMENT CONTRACTOR TENANTS OR OTHER PRIVATE TENANTS,

•	OUR EXPECTATIONS REGARDING DEMAND FOR LEASED SPACE BY GOVERNMENT TENANTS,

•	OUR ABILITY TO RAISE DEBT OR EQUITY CAPITAL,

•	OUR ABILITY TO PAY INTEREST ON AND PRINCIPAL OF OUR DEBT,

•	OUR ABILITY TO APPROPRIATELY BALANCE OUR USE OF DEBT AND EQUITY CAPITAL,

•	OUR CREDIT RATINGS,

•	OUR EXPECTATION THAT OUR SHAREHOLDERS WILL BENEFIT FROM THE MERGER,

•	OUR EXPECTATION THAT WE BENEFIT FROM OUR OWNERSHIP INTEREST IN AND OTHER RELATIONSHIPS WITH RMR INC.,

•	OUR EXPECTATION THAT WE BENEFIT FROM OUR OWNERSHIP INTEREST IN AND OTHER RELATIONSHIPS WITH AIC AND FROM OUR PARTICIPATION IN INSURANCE PROGRAMS ARRANGED BY AIC,

•	THE CREDIT QUALITIES OF OUR TENANTS,

•	OUR QUALIFICATION FOR TAXATION AS A REIT, AND

•	OTHER MATTERS.

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

FOR EXAMPLE:

•
OUR ABILITY TO MAKE FUTURE DISTRIBUTIONS TO OUR SHAREHOLDERS AND TO MAKE PAYMENTS OF PRINCIPAL AND INTEREST ON OUR INDEBTEDNESS DEPENDS UPON A NUMBER OF FACTORS, INCLUDING OUR FUTURE EARNINGS, THE CAPITAL COSTS WE INCUR TO LEASE OUR PROPERTIES AND OUR WORKING CAPITAL REQUIREMENTS. WE MAY BE UNABLE TO PAY OUR DEBT OBLIGATIONS OR TO MAINTAIN OUR CURRENT RATE OF DISTRIBUTIONS ON OUR COMMON SHARES AND FUTURE DISTRIBUTIONS MAY BE REDUCED OR ELIMINATED,

•
OUR ABILITY TO GROW OUR BUSINESS AND INCREASE OUR DISTRIBUTIONS DEPENDS IN LARGE PART UPON OUR ABILITY TO BUY PROPERTIES AND LEASE THEM FOR RENTS, LESS THEIR PROPERTY OPERATING COSTS, THAT EXCEED OUR CAPITAL COSTS. WE MAY BE UNABLE TO IDENTIFY PROPERTIES THAT WE WANT TO ACQUIRE OR TO NEGOTIATE ACCEPTABLE PURCHASE PRICES, ACQUISITION FINANCING OR LEASE TERMS FOR NEW PROPERTIES,

•
AS PART OF OUR LONG TERM FINANCING PLANS TO REDUCE OUR LEVERAGE, WE EXPECT TO DISPOSE OF CERTAIN OF OUR PROPERTIES. CURRENTLY, WE ARE MARKETING OR PLAN TO MARKET FOR SALE THREE PROPERTIES. WE CANNOT BE SURE WE WILL SELL ANY OF THESE PROPERTIES OR WHAT THE TERMS OF ANY SALE MAY BE. WE MAY SELL SOME OR ALL OF THESE PROPERTIES AT PRICES THAT ARE LESS THAN OUR CARRYING VALUES AND WE MAY OTHERWISE INCUR LOSSES AS A RESULT OF CONSIDERING AND PURSUING THESE SALES. FURTHER, WE MAY ELECT TO CHANGE WHICH PROPERTIES WE MAY TO SEEK TO SELL, WHICH COULD RESULT IN DIFFERENT PROPERTIES AND FEWER OR GREATER NUMBER OF PROPERTIES BEING SOLD OR MARKETED FOR SALE,

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

•
THE INTEREST RATES PAYABLE UNDER OUR FLOATING RATE DEBT OBLIGATIONS DEPEND UPON OUR CREDIT RATINGS. WE CURRENTLY HAVE A NEGATIVE CREDIT RATINGS OUTLOOK BY MOODY'S WHICH MAY IMPLY THAT OUR CREDIT RATINGS MAY BE DOWNGRADED. IF OUR CREDIT RATINGS ARE DOWNGRADED, OUR BORROWING COSTS WILL INCREASE,

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

•
AS OF SEPTEMBER 30, 2018, WE HAD ESTIMATED UNSPENT LEASING RELATED OBLIGATIONS OF $34.0 MILLION. OUR UNSPENT LEASING RELATED OBLIGATIONS MAY COST MORE OR LESS AND MAY TAKE LONGER TO COMPLETE THAN WE CURRENTLY EXPECT, AND WE MAY INCUR INCREASED AMOUNTS FOR THESE AND SIMILAR PURPOSES IN THE FUTURE,

•
WE, OUR WHOLLY OWNED SUBSIDIARY AND SIR HAVE ENTERED INTO THE MERGER AGREEMENT. THE CLOSING OF THE MERGER IS SUBJECT TO THE SATISFACTION OR WAIVER OF CONDITIONS, INCLUDING THE RECEIPT OF REQUISITE APPROVALS BY OUR AND SIR’S SHAREHOLDERS. WE CANNOT BE SURE THAT ANY OR ALL OF SUCH CONDITIONS WILL BE SATISFIED OR WAIVED. ACCORDINGLY, THE MERGER MAY NOT CLOSE WHEN EXPECTED OR AT ALL, OR THE TERMS OF THE MERGER OR THE OTHER TRANSACTIONS CONTEMPLATED BY THE MERGER AGREEMENT MAY CHANGE,

•
THE MERGER REQUIRES APPROVAL OF SIR’S SHAREHOLDERS AND THE ISSUANCE OF OUR COMMON SHARES IN THE MERGER REQUIRES THE APPROVAL OF OUR SHAREHOLDERS. SUCH APPROVALS WILL BE SOLICITED BY A JOINT PROXY STATEMENT/PROSPECTUS, A PRELIMINARY VERSION OF WHICH WAS INCLUDED AS PART OF THE REGISTRATION STATEMENT ON FORM S-4, AS AMENDED, OR THE FORM S-4, THAT WE FILED WITH THE SEC. THE FORM S-4 MUST BE DECLARED EFFECTIVE BY THE SEC BEFORE THE DEFINITIVE JOINT PROXY STATEMENT/PROSPECTUS CAN BE MAILED TO OUR SHAREHOLDERS AND SIR’S SHAREHOLDERS. THE AMOUNT OF TIME IT TAKES FOR THE SEC TO DECLARE THE FORM S-4 EFFECTIVE IS BEYOND OUR AND SIR’S CONTROL. ACCORDINGLY, WE CANNOT BE SURE THAT THE MERGER AND THE OTHER TRANSACTIONS WILL BE CONSUMMATED WITHIN A SPECIFIED TIME PERIOD OR AT ALL OR THAT THE TERMS OF THE MERGER AND THE OTHER TRANSACTIONS WILL NOT CHANGE. FURTHER, THE AGGREGATE TRANSACTION VALUE IS BASED ON THE CLOSING PRICE OF OUR COMMON SHARES ON SEPTEMBER 30, 2018 OF $11.29 PER SHARE, OR APPROXIMATELY $2.7 BILLION, AND INCLUDES THE REPAYMENT OR ASSUMPTION OF APPROXIMATELY $1.7 BILLION OF SIR'S DEBT. THESE VALUES ARE BASED ON THE MARKET PRICE OF OUR COMMON SHARES AND SIR'S DEBT BALANCES AS OF THE DATE OF SEPTEMBER 30, 2018. THESE ESTIMATES ARE SUBJECT TO CHANGES BEYOND OUR CONTROL, INCLUDING VOLATILITY IN THE MARKET PRICE OF OUR COMMON SHARES AND SIR’S ACTUAL DEBT BALANCES UPON CONSUMMATION OF THE MERGER,

•
PURSUANT TO THE MERGER AGREEMENT, SIR HAS AGREED TO DISTRIBUTE ALL 45,000,000 OF ITS ILPT COMMON SHARES TO SIR’S SHAREHOLDERS, SUBJECT TO THE SATISFACTION OR WAIVER OF CERTAIN CONDITIONS, INCLUDING, AMONG OTHER THINGS, OBTAINING THE REQUISITE SHAREHOLDER APPROVALS WITH RESPECT TO THE MERGER. WE CANNOT BE SURE WHEN OR IF THOSE CONDITIONS WILL BE SATISFIED OR WAIVED OR THAT SUCH DISTRIBUTION WILL OCCUR,

•
FOLLOWING CONSUMMATION OF THE MERGER, THE COMBINED COMPANY IS EXPECTED TO FOCUS ITS INVESTMENTS IN OFFICE PROPERTIES PRIMARILY IN MARKETS THAT IT BELIEVES HAVE STRONG ECONOMIC FUNDAMENTALS TO SUPPORT GROWTH. THE COMBINED COMPANY IS ALSO EXPECTED TO SEEK INVESTMENTS PRIMARILY IN FIRST GENERATION BUILDINGS WHERE IT BELIEVES THAT THERE IS A REASONABLY HIGH LIKELIHOOD OF RENEWING THE TENANTS IN PLACE AND WHERE IT EXPECTS ONGOING CAPITAL NEEDS TO BE RELATIVELY MODEST WHEN COMPARED TO OLDER BUILDINGS. THE COMBINED COMPANY MAY FAIL TO EXECUTE SUCCESSFULLY ON ITS EXPANDED BUSINESS STRATEGY FOLLOWING CONSUMMATION OF THE MERGER AND THEREFORE OUR SHAREHOLDERS MAY NOT REALIZE THE BENEFITS WE EXPECT FROM THE MERGER,

•
THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS STATEMENTS REGARDING OUR EXPECTATIONS FOR THE COMBINED COMPANY AFTER EFFECTIVENESS OF THE MERGER, INCLUDING THAT THE COMBINED COMPANY WILL EFFECT A REVERSE STOCK SPLIT OF THE COMBINED COMPANY’S COMMON SHARES. THESE STATEMENTS ARE CONTINGENT UPON THE CONSUMMATION OF THE MERGER AND THE OTHER TRANSACTIONS AND MAY NOT OCCUR, AND

•
THIS QUARTERLY REPORT ON FORM 10-Q STATES THAT THE TRANSACTIONS CONTEMPLATED BY THE MERGER AGREEMENT AND THE TERMS THEREOF WERE EVALUATED, NEGOTIATED, AND RECOMMENDED TO EACH OF OUR AND SIR’S BOARD OF TRUSTEES BY A SPECIAL COMMITTEE OF OUR AND SIR’S BOARD OF TRUSTEES, RESPECTIVELY, EACH COMPRISED SOLELY OF OUR AND SIR’S DISINTERESTED, INDEPENDENT TRUSTEES, RESPECTIVELY, AND WERE SEPARATELY APPROVED AND ADOPTED BY OUR AND SIR’S INDEPENDENT TRUSTEES AND BY OUR AND SIR’S BOARD OF TRUSTEES, AND THAT CITIGROUP GLOBAL MARKETS INC. AND UBS SECURITIES LLC ACTED AS FINANCIAL ADVISOR TO THE SPECIAL COMMITTEE OF OUR BOARD OF TRUSTEES AND THE SPECIAL

COMMITTEE OF SIR'S BOARD OF TRUSTEES, RESPECTIVELY. DESPITE THIS PROCESS, WE COULD BE SUBJECT TO CLAIMS CHALLENGING THE MERGER OR THE OTHER TRANSACTIONS OR OUR ENTRY INTO THE MERGER AGREEMENT AND RELATED AGREEMENTS BECAUSE OF THE MULTIPLE RELATIONSHIPS AMONG US, SIR, ILPT, RMR LLC AND THEIR RELATED PERSONS AND ENTITIES OR OTHER REASONS, AND DEFENDING EVEN MERITLESS CLAIMS COULD BE EXPENSIVE AND DISTRACTING TO MANAGEMENT.

CURRENTLY UNEXPECTED RESULTS COULD OCCUR DUE TO MANY DIFFERENT CIRCUMSTANCES, SOME OF WHICH ARE BEYOND OUR CONTROL, SUCH AS CHANGES IN OUR TENANTS’ NEEDS FOR LEASED SPACE, ACTS OF TERRORISM, NATURAL DISASTERS OR CHANGES IN CAPITAL MARKETS OR THE ECONOMY GENERALLY.

THE INFORMATION CONTAINED ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10-Q, IN THE FORM S-4 AND IN OUR ANNUAL REPORT OR IN OUR OTHER FILINGS WITH THE SEC, INCLUDING UNDER THE CAPTION “RISK FACTORS”, OR INCORPORATED HEREIN OR THEREIN, IDENTIFIES OTHER IMPORTANT FACTORS THAT COULD CAUSE DIFFERENCES FROM OUR FORWARD LOOKING STATEMENTS.  OUR FILINGS WITH THE SEC ARE AVAILABLE ON THE SEC’S WEBSITE AT WWW.SEC.GOV.

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

Part II.   Other Information

Item 1A.  Risk Factors
Our business faces many risks, a number of which are described under the caption “Risk Factors” in our Annual Report. The Merger and the other Transactions may subject us to additional risks that are described below. The risks described in our Annual Report and below may not be the only risks we face. Other risks of which we are not yet aware, or that we currently believe are not material, may also materially and adversely impact our business operations or financial results. If any of the events or circumstances described in the risk factors contained in our Annual Report or described below occurs, our business, financial condition or results of operations could be adversely impacted and the value of an investment in our securities could decline. Investors and prospective investors should consider the risks described in our Annual Report and below, and the information contained under the caption “Warning Concerning Forward Looking Statements” and elsewhere in this Quarterly Report before deciding whether to invest in our securities.
Risks Relating to the Merger and the Other Transactions
The Exchange Ratio is fixed and will not be adjusted for any changes in the market price of either our common shares or SIR common shares.
At the effective time of the Merger, or the Effective Time, each SIR common share (other than any shares owned by us or SIR or our or SIR’s respective wholly owned subsidiaries and in each case not held on behalf of third parties) outstanding immediately prior to the Effective Time will be converted into the right to receive 1.04 of our newly issued common shares, with cash paid in lieu of fractional shares. The Exchange Ratio is fixed in the Merger Agreement and will not be adjusted for changes in the market price of our common shares or SIR common shares. Changes in the market price of our common shares prior to the consummation of the Merger and the other Transactions will affect the market value of the 1.04 of our common shares to be received per SIR common share. The market price of our common shares and SIR common shares may change as a result of a variety of factors (many of which are beyond our and SIR's control), including the following:

•
market reaction to the announcement of the Merger, the approval by our shareholders of the issuance of our common shares in the Merger, and the other Transactions and the prospects of the combined company;

•	changes in our or SIR’s respective businesses, operations, assets, liabilities, financial position and prospects, and with respect to SIR, ILPT, or in the market's assessments thereof;

•	changes in the operating performance of us, SIR, ILPT (with respect to SIR) or similar companies;

•	changes in market valuations of similar companies;

•	market assessments of the likelihood that the Merger and the other Transactions will be completed;

•	the possibility that persons may engage in short sales of our common shares, SIR common shares or ILPT common shares;

•	interest rates, general market and economic conditions and other factors generally affecting the price of our common shares and SIR common shares;

•	federal, state and local legislation, governmental regulation and legal developments in the businesses in which we, SIR and ILPT (with respect to SIR) operate;

•	dissident shareholder activity;

•	changes that affect the commercial real estate market generally;

•	changes in the United States or global economy or capital, financial or securities markets generally; and

•	other factors beyond our, SIR’s or ILPT’s control, including those described and referred to above under this "Risk Factors" section.

Changes in the market price of our common shares prior to the consummation of the Merger and the other Transactions will affect the market value of the Merger Consideration. The market price of our common shares at the consummation of the Merger may vary from the price on the date the Merger Agreement was executed, on the date of the preliminary joint proxy statement/prospectus filed on October 26, 2018, or the Proxy Statement, and on the date of our special meeting and the SIR special meeting. As a result, the market value of the Merger Consideration represented by the Exchange Ratio will also vary. Because the Merger will be completed after the date of the special meetings, at the time of the applicable special meeting, the exact market price of our common shares that SIR shareholders will receive upon consummation of the Merger will not be known. You should therefore consider that:

•
if the market price of our common shares increases between the date the Merger Agreement was signed or the date of our special meeting or the SIR special meeting and the closing of the Merger, SIR shareholders will receive our common shares that have a market value upon consummation of the Merger that is greater than, as applicable, the market value of such shares calculated pursuant to the Exchange Ratio on the date the Merger Agreement was signed or on the date of our special meeting or the SIR special meeting, respectively; and

•
if the market price of our common shares declines between the date the Merger Agreement was signed or the date of our special meeting or the SIR special meeting and the closing of the Merger, SIR shareholders will receive a number of common shares that have a market value upon consummation of the Merger that is less than, as applicable, the market value of such shares calculated pursuant to the Exchange Ratio on the date the Merger Agreement was signed or on the date of our special meeting or the SIR special meeting, respectively.

The Merger and the other Transactions are subject to the satisfaction or waiver of a number of conditions, including certain conditions that may not be satisfied, or completed on a timely basis, if at all. Failure to complete the Merger and the other Transactions could have material and adverse effects on us.
The consummation of the Merger and the other Transactions are subject to the satisfaction or waiver of a number of conditions, including, among others, the receipt of the approval by our shareholders and the receipt of the approval by SIR’s shareholders and the declaration and payment of the ILPT Distribution. These conditions make the completion, and the timing of the completion, of the Merger uncertain. Also, either we or SIR may terminate the Merger Agreement if the Merger is not completed by June 30, 2019, except that this right to terminate the Merger Agreement will not be available to a party if that party failed to fulfill its obligations under the Merger Agreement and that failure was a principal cause of, or resulted in, the failure of the Merger to be completed on or before such date.
We cannot provide assurance that the Merger will be consummated on the terms or timeline currently contemplated, or at all. If the Merger or certain of the other Transactions are not completed on a timely basis, or at all, we may be adversely affected and subject to a number of risks, including the following:

•	we will be required to pay our costs relating to the Merger and the other Transactions, such as legal, accounting, financial advisory and printing fees, whether or not such transactions are completed;

•	the time and resources committed by our management to matters relating to the Merger and the other Transactions could otherwise have been devoted to pursuing other opportunities; and

•
the market price of our common shares could decline to the extent that the current market price reflects, and is positively affected by, a market assumption that the Merger and the other Transactions will be completed.

We or SIR may waive one or more of the conditions to the Merger or the other Transactions without re-soliciting shareholder approval.
We or SIR may determine to waive, in whole or in part, one or more of the conditions to our or SIR's obligations to consummate the Merger or the other Transactions (other than the conditions that we and SIR each receive opinions of counsel (i) that the Merger will qualify as a reorganization within the meaning of Section 368(a) of the IRC, and (ii) that we and SIR will each be a party to that reorganization within the meaning of Section 368(b) of the IRC). Any determination whether to waive any condition to the Merger or other Transactions and whether to re-solicit shareholder approval or amend the Proxy Statement as a result of a waiver will be made by us or SIR, as applicable, at the time of such waiver based on the facts and circumstances as they exist at that time.

The Merger Agreement contains provisions that could discourage a potential competing acquirer of either us or SIR, or could result in any competing proposal being at a lower price than it might otherwise be.
The Merger Agreement contains provisions that, subject to certain exceptions, restrict our ability and the ability of SIR to initiate, solicit, propose, knowingly encourage or knowingly facilitate competing third-party proposals to effect, among other things, a merger, reorganization, share exchange, consolidation or the sale of 20% or more of the shares or consolidated net revenues, net income or total assets of us or SIR. In addition, we and SIR generally each have an opportunity to offer to modify the terms of the Merger Agreement in response to any competing superior proposal (as defined in the Merger Agreement) that may be made to the other party before our or SIR’s board of trustees, as the case may be, may withdraw or modify its recommendation in response to such superior proposal or terminate the Merger Agreement to enter into a definitive agreement with respect to such superior proposal. These provisions could discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of us or SIR from considering or proposing such an acquisition, or might result in a potential competing acquirer proposing to pay a lower price than it might otherwise have proposed to pay.
Our, SIR's and ILPT's business and property management agreements with RMR LLC contain provisions that could discourage a potential competing acquirer of either us or SIR, or could result in any competing proposal being at a significantly lower price than it might otherwise be.
The termination of our, SIR's or ILPT's business and property management agreements with RMR LLC may require us, SIR or ILPT, as applicable, to pay a substantial termination fee to RMR LLC, including in the case of a termination by us, SIR or ILPT, as applicable, for convenience or for a performance reason or, in the case of a termination by RMR LLC, for good reason. RMR LLC agreed to waive its right to receive payment of the termination fee otherwise due under its business and property management agreements with SIR upon the termination of those agreements when the Merger is consummated. This waiver by RMR LLC applies only in respect of the Merger and does not apply in respect of any competing proposal, superior proposal or other transaction or arrangement. The termination provisions of our, SIR's or ILPT's business and property management agreements with RMR LLC substantially increase the cost to us, SIR and ILPT of terminating these agreements, which may discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of us or SIR from considering or proposing such an acquisition or could result in any competing proposal being at a significantly lower price than it might otherwise be.
The pendency of the Merger and the other Transactions could adversely affect our and SIR’s business and operations.
During the pendency of the Merger and the other Transactions, due to operating covenants in the Merger Agreement, we and SIR may each be unable to pursue certain strategic transactions, undertake certain significant capital projects, undertake certain significant financing transactions and pursue other actions that are not in the ordinary course of business, even if such actions would prove beneficial to us or SIR, respectively. In addition, some tenants or vendors may delay or defer decisions related to their business dealings with us and SIR, which could negatively impact the revenues, earnings, cash flows or expenses of us and/or SIR, regardless of whether the Merger or certain other Transactions are completed.
Our and SIR’s shareholders will be diluted by the consummation of the Merger.
The consummation of the Merger will dilute the ownership position of our existing shareholders and result in SIR shareholders having an ownership stake in us that is smaller than their current stake in SIR. Upon consummation of the Merger, based upon the number of our common shares and SIR common shares outstanding as of October 1, 2018, the record date set by SIR for shareholders eligible to vote at SIR's special meeting of shareholders to approve the Merger and the other Transactions to which SIR is a party, or the Record Date, we estimate that our shareholders immediately prior to the Merger (in their capacities as such) will own approximately 51.6% of our common shares outstanding as a result of the Merger and the SIR shareholders immediately prior to the Merger (in their capacities as such) will own approximately 48.4% of our common shares outstanding as a result of the Merger, in each case without taking into account whether any of our shareholders were also SIR shareholders at that time. Consequently, our shareholders and SIR shareholders may have less influence over our management and policies after the Effective Time than they currently exercise over our and SIR’s management and policies, respectively.
Certain of our Trustees and executive officers and SIR's trustees and executive officers and our and SIR's manager, RMR LLC, have interests in the Merger and the other Transactions that are different from, or in addition to, the interests of our and SIR’s shareholders generally, which may create potential conflicts of interest or the appearance thereof.

The interests of our Trustees and executive officers and SIR's trustees and executive officers and our and SIR's manager, RMR LLC, include, among other things, the continued service as a trustee or executive officer of the combined company following the Merger, certain rights to continuing indemnification and directors' and officers' liability insurance for SIR trustees and executive officers, continuation of our management agreements with RMR LLC following the Merger and the potential for increased fees payable to RMR LLC in connection with the Merger and the other Transactions. There is a risk that these interests may influence the trustees and executive officers and RMR LLC to support the Merger and the other Transactions.

The interests of certain of our Trustees and executive officers and SIR's trustees and executive officers and RMR LLC in the Merger and the other Transactions may lead to increased dissident shareholder activity, including litigation, related to the Merger Agreement and the transactions contemplated thereby, which could result in significant costs for us and SIR and materially delay or prevent the completion of the Merger and the other Transactions.
As noted above, certain of our Trustees and executive officers and SIR's trustees and executive officers and our and SIR's manager, RMR LLC, have interests in the Merger and the other Transactions that are different from, or in addition to, the interests of our and SIR’s shareholders generally, which may create potential conflicts of interest or the appearance thereof. These interests of RMR LLC and our Trustees and executive officers and SIR's trustees and executive officers in the Merger and the other Transactions may increase the risk of litigation intended to enjoin or prevent the Merger and the other Transactions and the risk of other dissident shareholder activity related thereto. In the past, and in particular following the announcement of a significant transaction, periods of volatility in the overall market or declines in the market price of a company's securities, shareholder litigation and dissident shareholder proposals have often been instituted against companies alleging conflicts of interest in business dealings with affiliated or related persons and entities. The relationships described above may precipitate such activities by dissident shareholders and, if instituted against us or SIR or our Trustees or executive officers or SIR’s trustees or executive officers, such activities could result in substantial costs, a material delay or prevention of the Merger or other Transactions and a diversion of management's attention, even if the shareholder action is without merit or unsuccessful.

Lawsuits may be commenced seeking to enjoin or prevent the Merger or the other Transactions or seeking other relief which may delay or prevent the completion of the Merger or the other Transactions and result in us or SIR incurring substantial costs.
Public company merger and acquisition transactions are often subject to lawsuits initiated by plaintiff’s counsel seeking to enjoin or prevent the transaction or obtain other relief. We, our Trustees, officers and advisors and SIR, its trustees, officers and advisors may become subject to similar litigation with respect to the Merger or the other Transactions. We are aware that several law firms have indicated that they are investigating the Merger and related matters, including actions taken by our board of trustees, to determine whether they may seek to assert claims. Any such lawsuit could seek, among other things, injunctive or other equitable relief including a request to rescind parts of the Merger Agreement and to otherwise enjoin the parties from consummating the Merger or the other Transactions, as well as require payment of fees and other costs by the defendants. We, SIR and any other defendant may incur substantial costs defending any such lawsuit, including the distraction of management's attention, even if such lawsuits are without merit or unsuccessful. No assurance can be made as to the outcome of any such lawsuits. If the plaintiffs were successful in obtaining an injunction prohibiting the parties from completing the Merger or the other Transactions or in obtaining other relief, the completion of the Merger or other Transactions may be prevented or delayed or their terms could change. Our bylaws provide that a party to such a lawsuit may require that such claims be resolved by arbitration. Plaintiffs may also challenge such arbitration provisions, which may result in additional costs and distractions.
Risks Relating to us after Consummation of the Merger and the Other Transactions
The market price of our common shares following the Merger may be affected by factors different from those affecting the price of our common shares or SIR common shares before the Merger.
If the Merger is consummated, based on the number of our common shares and SIR common shares outstanding as of the Record Date, our shareholders immediately prior to the Merger will own approximately 51.6% of our common shares outstanding immediately after the Merger, in each case without taking into account whether any of our shareholders were also SIR shareholders at that time, and the SIR shareholders immediately prior to the Merger will own approximately 48.4% of our common shares outstanding immediately after the Merger. Our results of operations and the market price of our common shares after the Merger may be affected by factors different from those currently affecting our or SIR's results of operations and the market price of our common shares and SIR common shares. For example, some institutional investors which currently own both our common shares and SIR common shares may elect to decrease their ownership in the merged company by selling our common shares or SIR common shares. Accordingly, our and SIR’s historical market price and financial results may not be indicative of these matters for us after the Merger.

Following the Merger, the principal amount of our indebtedness will increase and we may need to incur more debt in the future. Such increase in our indebtedness may increase the risks we face.
We expect to assume certain of SIR’s existing indebtedness upon consummation of the Merger. As of September 30, 2018, we had indebtedness of approximately $2.2 billion in principal amount and SIR had indebtedness of approximately $2.1 billion in principal amount, including ILPT’s indebtedness of approximately $428.8 million. Our pro forma consolidated indebtedness as of September 30, 2018, after giving effect to the Merger, the other Transactions and certain other contemplated asset dispositions, would be approximately $3.0 billion in principal amount. Our increased indebtedness could have important consequences to holders of our common shares, including:

•	increasing our vulnerability to general adverse economic and industry conditions;

•
requiring us to use a substantial portion of our cash flow from operations to service our indebtedness, which would reduce the available cash flow to fund working capital, capital expenditures, development projects, and other general corporate purposes and reduce cash available for distributions;

•	limiting our ability to obtain additional financing to fund our working capital needs, acquisitions, capital expenditures, or other debt service requirements or for other purposes;

•	increasing the costs to us of incurring additional debt;

•	increasing our exposure to floating interest rates;

•	limiting our ability to compete with other companies that are not as highly leveraged, as we may be less capable of responding to adverse economic and industry conditions;

•	restricting us from making strategic acquisitions, developing properties, or exploiting business opportunities;

•	restricting the way in which we conduct our business because of financial and operating covenants in the agreements governing our existing and future indebtedness;

•
exposing us to potential events of default (if not cured or waived) under covenants contained in debt instruments that could have a material adverse effect on our business, financial condition and operating results; and

•	limiting our ability to react to changing market conditions in our industry.
The impact of any of these potential adverse consequences could have a material adverse effect on our results of operations, financial condition and liquidity. If we default under the agreements governing our indebtedness, we may automatically be in default under agreements governing other indebtedness that have cross-default provisions, and further borrowings under our revolving credit facility or term loans will be prohibited and the maturities of outstanding indebtedness under our revolving credit facility, term loans or any other loans may be accelerated.
The Merger or the other Transactions may trigger contractual rights under certain agreements.
We and SIR are each a party to certain agreements that may trigger prepayment, termination or other rights following a "change in control" or "sale of all or substantially all" of the party's assets. Any counterparty to such agreements, or holder of debt securities governed by such agreements, may request modifications of its respective agreements as a condition to granting a waiver or consent under such agreements, or they may elect not to grant a waiver or consent. Although we and SIR believe the Merger and the other Transactions would not trigger such rights, there is no assurance that such counterparties or holders of debt securities will not assert otherwise and seek to exercise any such rights, including termination or repurchase rights where available, that the exercise of any such rights will not result in a material adverse effect on us, SIR or the combined company or that any modifications of such agreements will not result in a material adverse effect on us, SIR or the combined company.

We may not complete our plan to sell certain assets to reduce our leverage and any failure to complete such asset sales could adversely affect the combined company's credit profile.
We expect to complete the sale of 20 properties (50 buildings) containing 3.4 million square feet for aggregate gross proceeds of approximately $438.5 million from the dispositions that have not yet been completed. These properties are under contracts to be sold and are subject to due diligence and customary closing conditions.
We and SIR have also identified an additional approximately $750 million of assets, some of which are currently owned by us and some of which are currently owned by SIR, to be sold by the combined company following the closing of the Merger. Our and SIR's estimated value of $750 million for these properties is based on our and SIR's knowledge of the properties, local markets and multiples on projected cash flows. This estimate involves multiple assumptions and judgements about future events that are inherently uncertain; accordingly, we can provide no assurance regarding the actual gross proceeds that will be realized if these sales are consummated and such amounts may be less than $750 million. Such properties, however, have not yet been marketed for sale by either us or SIR and the combined company may not be able to successfully sell these properties or may sell these properties at prices that are less than their current carrying values. We and, following the Merger, the combined company, expect to use the proceeds from these asset sales to reduce the combined company's leverage. There can be no assurance that we, SIR or the combined company will be able to consummate any such asset sales on favorable terms or at all. Any potential asset sales would be dependent upon a number of factors that may be beyond our, SIR's or the combined company's control, including, among other factors, market conditions, industry trends, the interest of third parties in our, SIR's or the combined company's assets and the availability of financing to potential buyers on reasonable terms. Alternatively, in lieu of selling such properties, the combined company may sell some or all of the approximately 2.8 million shares of class A common stock of RMR Inc. that it will own following completion of the Merger and which includes shares currently held by us and by SIR. Any such sale would be subject to the sole discretion and approval of the combined company's board of trustees and there can be no assurance that the combined company will be able to consummate any such sale on favorable terms or at all. If we, SIR or the combined company is unable to divest such assets, or if any such divestitures take place on terms less favorable than currently anticipated, the combined company may have greater indebtedness than anticipated, which may negatively impact its credit profile or its ability to meet certain leverage targets, and could therefore impact negatively its ability to enhance its credit profile or maintain its credit rating in the future and/or make attractive acquisitions.
Each of us and SIR prior to the closing of the Merger expects to, and the combined company following the closing of the Merger may, incur substantial costs related to the Merger and the other Transactions.
Each of us and SIR prior to the closing of the Merger expects to, and the combined company following the closing of the Merger may, incur significant costs in connection with the Merger and the other Transactions, and may incur unanticipated costs. While each company has assumed that a certain level of transaction and integration expenses will be incurred, there are factors beyond each company's control that could affect the total amount or the timing of those expenses. Many of the expenses that may be incurred, by their nature, are difficult to estimate accurately at the present time. Although we and SIR expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the two businesses, may allow the combined company to offset those incremental expenses over time, the net benefit may not be achieved in the near term, or at all.
Many of the properties of the combined company depend upon a single tenant for all or a majority of its rental income; therefore, our financial condition, including our ability to make distributions to shareholders, may be adversely affected by the bankruptcy or insolvency, a downturn in the business, or a lease termination of a single tenant.
Approximately 70% of the properties in the SIR portfolio (excluding ILPT) to be acquired by us are occupied by only one tenant and, therefore, the success of those properties will be materially dependent on the financial stability of such tenants. Such tenants face competition within their industries and other factors that could reduce their ability to make rent payments. Lease payment defaults by such tenants could cause the combined company to pay distributions at a lower rate than currently expected or to reduce the amount of distributions that it pays to its shareholders. A default by a single or major tenant, the failure of a guarantor to fulfill its obligations or other premature termination of a lease to such a tenant or such tenant's election not to extend a lease upon its expiration could have an adverse effect on the combined company's financial condition, results of operations, liquidity and ability to pay distributions to its shareholders.

Our shareholders and SIR shareholders will have a reduced ownership and voting interest after the Merger and will exercise less influence over management.
Our shareholders have the right to vote in the election of our board of trustees and on certain other matters affecting us, as specified in our declaration of trust, and SIR shareholders have the right to vote in the election of SIR’s board of trustees and on certain other matters affecting SIR, as specified in SIR's declaration of trust. As a result of the issuance of a significant additional number of our common shares in the Merger, it is expected that, immediately after the Merger is completed, based on the number of our common shares and SIR common shares outstanding as of the Record Date, our shareholders immediately prior to the Merger, in each case without taking into account whether any of our shareholders were also SIR shareholders at that time, will own approximately 51.6% of our common shares outstanding immediately after the Merger and the SIR shareholders immediately prior to the Merger will own approximately 48.4% of our common shares outstanding immediately after the Merger. Accordingly, after the Merger, our shareholders immediately prior to the Merger will own a smaller proportion of our outstanding common shares than the proportion of our outstanding common shares that they owned at that time and, as a result, they will have less influence on the management and policies of the combined company than they now have on our management and policies. Also, after the Merger, the SIR shareholders immediately prior to the Merger will own a smaller proportion of our outstanding common shares than the proportion of outstanding SIR common shares that they owned at that time and, as a result, the SIR shareholders immediately prior to the Merger will have less influence on the management and policies of the combined company than they now have on the management and policies of SIR.
Our future financial results will suffer if we do not effectively manage our expanded portfolio following the Merger.
Following the Merger, we will have an expanded portfolio and operations and may continue to expand our operations through additional acquisitions and other strategic transactions. As a result, we will face competition for tenants in additional markets, may face new challenges in attracting and retaining tenants and will likely compete with more investors for acquisition opportunities. Our future success will depend, in part, upon our ability to attract and retain tenants in these new markets, manage our expansion and disposition opportunities, integrate new operations into our existing business in an efficient and timely manner, successfully monitor our operations and costs, and maintain necessary internal controls. We cannot be sure that we will be able to maintain current rents and occupancy at the properties we acquire, that expansion, acquisition or disposition opportunities will be successful, or that we will realize any expected revenue enhancements or other benefits from such transactions.
Risks Relating to Taxation
We may incur adverse tax consequences if SIR has failed or fails to qualify for taxation as a REIT for United States federal income tax purposes.

If SIR has failed or fails to qualify for taxation as a REIT for United States federal income tax purposes and the Merger is completed, we may inherit significant tax liabilities and could lose our qualification for taxation as a REIT should SIR's disqualifying activities continue after the Merger. Even if we retain our qualification for taxation as a REIT, if SIR does not qualify for taxation as a REIT for a taxable year before the Merger or the taxable year that includes the Merger and if no relief is available, we will face serious tax consequences that could substantially reduce our cash available for distribution to our shareholders because:

•	we, as successor by merger to SIR, inherit any of SIR’s corporate income tax liabilities, including penalties and interest;

•
we would be subject to tax on the built-in gain on each asset of SIR existing at the Effective Time if we were to dispose of a SIR asset during a specified period (generally five years) following the Effective Time; and

•
we, as successor by merger to SIR, inherit any SIR earnings and profits and could be required to pay a special distribution and/or employ applicable deficiency dividend procedures (including interest payments to the IRS) to eliminate any earnings and profits accumulated by SIR for taxable periods for which SIR did not qualify for taxation as a REIT.

As a result of these factors, SIR's failure before the Merger to qualify for taxation as a REIT could impair our ability after the Merger to expand our business and raise capital, and could materially adversely affect the value of our common shares.

Finally, if there is an adjustment to SIR's real estate investment trust taxable income or dividends paid deductions, we could elect to use the deficiency dividend procedure in respect of preserving SIR's REIT qualification. That deficiency dividend procedure could require us to make significant distributions to our shareholders and to pay significant interest to the IRS.
REITs are subject to a range of complex organizational and operational requirements.
As REITs, we and SIR must distribute to our respective shareholders with respect to each taxable year at least 90% of our REIT taxable income (which does not equal net income, as calculated in accordance with GAAP), without regard to the deduction for distributions paid and excluding net capital gain. A REIT must also meet certain requirements with respect to the nature of its income and assets and the ownership of its shares. For any taxable year that we or SIR fail to qualify for taxation as a REIT, we or SIR, as applicable, will not be allowed a deduction for distributions paid to our or SIR’s shareholders, as applicable, in computing taxable income, and thus would become subject to United States federal income tax as if we or SIR were a regular taxable corporation. In such an event, we or SIR, as the case may be, could be subject to potentially significant tax liabilities. Unless entitled to relief under certain statutory provisions, we or SIR, as the case may be, would also be disqualified from treatment as a REIT for the four taxable years following the year in which we or SIR lost our qualification, and dispositions of assets within five years after requalifying as a REIT could give rise to gain that would be subject to corporate income tax. If we or SIR failed to qualify for taxation as a REIT, the market price of our common shares may decline, and we may need to reduce substantially the amount of distributions to our shareholders because of our potentially increased tax liability.

Risks Relating to an Investment in our Common Shares

Following the Merger, the market price of our common shares may decline as a result of the Merger.
The market price of our common shares may decline as a result of the Merger if we do not achieve the perceived benefits of the Merger or the effect of the Merger on our financial results is not consistent with the expectations of financial or industry analysts.
In addition, upon consummation of the Merger, our shareholders and SIR shareholders will own our common shares, and we will operate an expanded business with a different mix of properties, risks and liabilities. Our current shareholders and current SIR shareholders may not wish to continue to invest in us as the combined company, or for other reasons may wish to dispose of some or all of our common shares that they own. If, following the Effective Time, large amounts of our common shares are sold, the price of our common shares could decline.
Following the Merger, the combined company will not continue to pay distributions at or above the rate currently paid by us or SIR.

Following the Merger, we and SIR expect that the combined company's annual distribution will range between $0.50 and $0.60 per common share of beneficial interest (before giving effect to the one-for-four reverse stock split described herein), based on a target payout ratio of 75% of the combined company's projected cash available for distribution, which is below our current annualized distribution of $1.72 per share and SIR's current annualized distribution of $2.04 per share. The combined company may not be able to increase or maintain this expected distribution rate for various reasons, including the following:

•	the combined company may not have enough cash to pay such distributions due to capital spending requirements or changes in its cash requirements, cash flow or financial position;

•
decisions on whether, when and in what amounts to pay any future distributions will remain at all times entirely at the discretion of the combined company’s board of trustees, which reserves the right to change its distribution practices at any time and for any reason, subject to applicable REIT requirements; and

•	any of the other risks described herein or in our or SIR's Annual Report on Form 10-K for the year ended December 31, 2017.

The timing, amount and form of any future combined company distributions will be determined at the discretion of the combined company board of trustees, and the combined company’s shareholders will have no contractual or other legal right to distributions that have not been declared by the combined company board of trustees.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer purchases of equity securities. The following table provides information about our purchases of our equity securities during the quarter ended September 30, 2018:

Maximum
			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares that
	Number of		as Part of Publicly	May Yet Be Purchased
	Shares	Average Price	Announced Plans	Under the Plans or
Calendar Month	Purchased (1)	Paid per Share	or Programs	Programs
September 2018	18,875	$11.35	$—	$—
Total	18,875	$11.35	$—	$—

(1)
These common share withholdings and purchases were made to satisfy tax withholding and payment obligations of our officers and certain other RMR LLC employees in connection with the vesting of awards of our common shares. We withheld and purchased these shares at their fair market value based upon the trading price of our common shares at the close of trading on Nasdaq on the purchase date.

Item 6. Exhibits

Exhibit Number	Description

2.1
Agreement and Plan of Merger, dated as of September 14, 2018, among the Company, GOV MS REIT and Select Income REIT. (Incorporated by reference to the Company’s Current Report on Form 8-K dated September 14, 2018.)

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

10.1	Registration Agreement, dated as of September 14, 2018, between Select Income REIT and the Company. (Incorporated by reference to the Company’s Current Report on Form 8-K dated September 14, 2018.)

12.1	Computation of Ratio of Earnings to Fixed Charges. (Filed herewith.)

31.1	Rule 13a-14(a) Certification. (Filed herewith.)

31.2	Rule 13a-14(a) Certification. (Filed herewith.)

32.1	Section 1350 Certification. (Furnished herewith.)

101.1
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements, tagged as blocks of text and in detail. (Filed herewith.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOVERNMENT PROPERTIES INCOME TRUST

By:	/s/ David M. Blackman
David M. Blackman President and Chief Executive Officer
Dated: November 1, 2018

By:	/s/ Mark L. Kleifges
Mark L. Kleifges Chief Financial Officer and Treasurer (principal financial and accounting officer)
Dated: November 1, 2018