Form 10-K
period 2018-12-31
OFFICE PROPERTIES INCOME TRUST
filed 2019-03-01
CIK 1456772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 1-34364

OFFICE PROPERTIES INCOME TRUST
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

The aggregate market value of the voting common shares of beneficial interest, $.01 par value, or common shares, of the registrant held by non-affiliates was approximately $1.6 billion based on the $63.40 closing price per common share on The Nasdaq Stock Market LLC on June 29, 2018. For purposes of this calculation, an aggregate of 337,101 common shares held directly by, or by affiliates of, the trustees and the executive officers of the registrant have been included in the number of common shares held by affiliates.

Number of the registrant’s common shares outstanding as of February 25, 2019: 48,082,903.

References in this Annual Report on Form 10-K to the Company, OPI, we, us or our mean Office Properties Income Trust and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise. All impacted amounts and share information included in this Annual Report on Form 10-K have been retroactively adjusted for the reverse share split that resulted in the conversion of every four of our common shares into one of our common shares effective December 31, 2018, as if such reverse share split occurred on the first day of the first period presented. Certain adjusted amounts may not agree with previously reported amounts due to rounding of fractional shares.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated by reference to our definitive Proxy Statement for the 2019 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended December 31, 2018.

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

•
OUR EXPECTATION THAT THERE WILL BE OPPORTUNITIES FOR US TO ACQUIRE, AND THAT WE WILL ACQUIRE, ADDITIONAL PROPERTIES PRIMARILY LEASED TO SINGLE TENANTS AND TENANTS WITH HIGH CREDIT QUALITY CHARACTERISTICS SUCH AS GOVERNMENTAL ENTITIES,

•	OUR EXPECTATIONS REGARDING DEMAND FOR LEASED SPACE,

•	OUR ABILITY TO RAISE DEBT OR EQUITY CAPITAL,

•	OUR ABILITY TO PAY INTEREST ON AND PRINCIPAL OF OUR DEBT,

•	OUR ABILITY TO APPROPRIATELY BALANCE OUR USE OF DEBT AND EQUITY CAPITAL,

•	OUR CREDIT RATINGS,

•	OUR EXPECTATION THAT OUR SHAREHOLDERS WILL BENEFIT FROM THE MERGER WITH SELECT INCOME REIT, OR SIR,

•	OUR EXPECTATION THAT WE BENEFIT FROM OUR OWNERSHIP INTEREST IN AND OTHER RELATIONSHIPS WITH THE RMR GROUP INC., OR RMR INC.,

•	OUR EXPECTATION THAT WE BENEFIT FROM OUR OWNERSHIP INTEREST IN AND OTHER RELATIONSHIPS WITH AFFILIATES INSURANCE COMPANY, OR AIC, AND FROM OUR PARTICIPATION IN INSURANCE PROGRAMS ARRANGED BY AIC,

•	THE CREDIT QUALITIES OF OUR TENANTS,

•	OUR QUALIFICATION FOR TAXATION AS A REAL ESTATE INVESTMENT TRUST, OR REIT,

i

•	CHANGES IN FEDERAL OR STATE TAX LAWS, AND

•	OTHER MATTERS.

OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY OUR FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS.  FACTORS THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FORWARD LOOKING STATEMENTS AND UPON OUR BUSINESS, RESULTS OF OPERATIONS, FINANCIAL CONDITION, FUNDS FROM OPERATIONS, OR FFO, AVAILABLE FOR COMMON SHAREHOLDERS, NORMALIZED FFO AVAILABLE FOR COMMON SHAREHOLDERS, CONSOLIDATED PROPERTY NET OPERATING INCOME, OR NOI, CASH FLOWS, LIQUIDITY AND PROSPECTS INCLUDE, BUT ARE NOT LIMITED TO:

•	THE IMPACT OF CONDITIONS IN THE ECONOMY AND THE CAPITAL MARKETS ON US AND OUR TENANTS,

•	THE IMPACT OF A U.S. GOVERNMENT SHUTDOWN ON OUR ABILITY TO COLLECT RENTS OR PAY OUR OPERATING EXPENSES, DEBT OBLIGATIONS AND DISTRIBUTIONS TO SHAREHOLDERS ON A TIMELY BASIS,

•	COMPETITION WITHIN THE REAL ESTATE INDUSTRY, PARTICULARLY IN THOSE MARKETS IN WHICH OUR PROPERTIES ARE LOCATED,

•	THE IMPACT OF CHANGES IN THE REAL ESTATE NEEDS AND FINANCIAL CONDITIONS OF OUR TENANTS,

•	COMPLIANCE WITH, AND CHANGES TO, FEDERAL, STATE AND LOCAL LAWS AND REGULATIONS, ACCOUNTING RULES, TAX LAWS AND SIMILAR MATTERS,

•	ACTUAL AND POTENTIAL CONFLICTS OF INTEREST WITH OUR RELATED PARTIES, INCLUDING OUR MANAGING TRUSTEES, THE RMR GROUP LLC, OR RMR LLC, RMR INC., AIC AND OTHERS AFFILIATED WITH THEM,

•	LIMITATIONS IMPOSED ON OUR BUSINESS AND OUR ABILITY TO SATISFY COMPLEX RULES IN ORDER FOR US TO QUALIFY FOR TAXATION AS A REIT FOR U.S. FEDERAL INCOME TAX PURPOSES, AND

•	ACTS OF TERRORISM, OUTBREAKS OF SO CALLED PANDEMICS OR OTHER MANMADE OR NATURAL DISASTERS BEYOND OUR CONTROL.

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

•
OUR ABILITY TO GROW OUR BUSINESS AND INCREASE OUR DISTRIBUTIONS DEPENDS IN LARGE PART UPON OUR ABILITY TO BUY PROPERTIES AND LEASE THEM FOR RENTS, LESS THEIR PROPERTY OPERATING COSTS, THAT EXCEED OUR CAPITAL COSTS. WE MAY BE UNABLE TO IDENTIFY PROPERTIES THAT WE WANT TO ACQUIRE AND WE MAY FAIL TO REACH AGREEMENT WITH THE SELLERS AND COMPLETE THE PURCHASES OF ANY PROPERTIES WE WANT TO ACQUIRE. IN ADDITION, ANY PROPERTIES WE MAY ACQUIRE MAY NOT PROVIDE US WITH RENTS LESS PROPERTY OPERATING COSTS THAT EXCEED OUR CAPITAL COSTS OR ACHIEVE OUR EXPECTED RETURNS,

•	AS PART OF OUR LONG TERM FINANCING PLANS TO REDUCE OUR LEVERAGE, WE EXPECT TO DISPOSE OF CERTAIN OF OUR PROPERTIES. CURRENTLY, WE ARE MARKETING OR PLAN TO MARKET

FOR SALE CERTAIN PROPERTIES. WE CANNOT BE SURE WE WILL SELL ANY OF THESE PROPERTIES OR WHAT THE TERMS OF ANY SALES MAY BE. WE MAY SELL SOME OR ALL OF THESE PROPERTIES AT PRICES THAT ARE LESS THAN WE EXPECT AND LESS THAN OUR CARRYING VALUES AND WE MAY OTHERWISE INCUR LOSSES AS A RESULT OF CONSIDERING AND PURSUING THESE SALES. FURTHER, WE MAY ELECT TO CHANGE WHICH PROPERTIES WE MAY SEEK TO SELL, WHICH COULD RESULT IN DIFFERENT PROPERTIES AND/OR FEWER OR GREATER NUMBER OF PROPERTIES BEING SOLD OR MARKETED FOR SALE,

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

•	RENTS THAT WE CAN CHARGE AT OUR PROPERTIES MAY DECLINE UPON RENEWALS OR EXPIRATIONS BECAUSE OF CHANGING MARKET CONDITIONS OR OTHERWISE,

•	LEASING FOR SOME OF OUR PROPERTIES DEPENDS ON A SINGLE TENANT AND WE MAY BE ADVERSELY AFFECTED BY THE BANKRUPTCY, INSOLVENCY, A DOWNTURN OF BUSINESS OR A LEASE TERMINATION OF A SINGLE TENANT,

•
OUR BELIEF THAT THERE IS A LIKELIHOOD THAT TENANTS MAY RENEW OR EXTEND OUR LEASES PRIOR TO THEIR EXPIRATIONS WHENEVER THEY HAVE MADE SIGNIFICANT INVESTMENTS IN THE LEASED PROPERTIES, OR BECAUSE THOSE PROPERTIES MAY BE OF STRATEGIC IMPORTANCE TO THEM, MAY NOT BE REALIZED,

•
OUR BELIEF THAT THE REDUCTION IN GOVERNMENT TENANT SPACE UTILIZATION AND THE CONSOLIDATION OF GOVERNMENT TENANTS INTO GOVERNMENT OWNED REAL ESTATE IS SUBSTANTIALLY COMPLETE MAY PROVE MISPLACED IF THESE PRIOR TRENDS CONTINUE OR DO NOT MODERATE TO THE EXTENT WE EXPECT,

•
CONTINGENCIES IN OUR ACQUISITION AND SALE AGREEMENTS MAY NOT BE SATISFIED AND ANY EXPECTED ACQUISITIONS AND SALES AND ANY RELATED LEASE ARRANGEMENTS WE EXPECT TO ENTER MAY NOT OCCUR, MAY BE DELAYED OR THE TERMS OF SUCH TRANSACTIONS OR ARRANGEMENTS MAY CHANGE,

•
THE COMPETITIVE ADVANTAGES WE BELIEVE WE HAVE MAY NOT IN FACT EXIST OR PROVIDE US WITH THE ADVANTAGES WE EXPECT. WE MAY FAIL TO MAINTAIN ANY OF THESE ADVANTAGES OR OUR COMPETITION MAY OBTAIN OR INCREASE THEIR COMPETITIVE ADVANTAGES RELATIVE TO US,

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

•
THE INTEREST RATES PAYABLE UNDER OUR FLOATING RATE DEBT OBLIGATIONS DEPEND UPON OUR CREDIT RATINGS. WE CURRENTLY HAVE A NEGATIVE CREDIT RATINGS OUTLOOK BY MOODY'S INVESTORS SERVICE WHICH MAY IMPLY THAT OUR CREDIT RATINGS MAY BE DOWNGRADED. IF OUR CREDIT RATINGS ARE DOWNGRADED, OUR BORROWING COSTS WILL INCREASE,

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

•	WE HAVE THE OPTION TO EXTEND THE MATURITY DATE OF OUR REVOLVING CREDIT FACILITY UPON PAYMENT OF A FEE AND MEETING OTHER CONDITIONS; HOWEVER, THE APPLICABLE CONDITIONS MAY NOT BE MET,

•	WE MAY INCUR SIGNIFICANT COSTS TO PREPARE A PROPERTY FOR A TENANT, PARTICULARLY FOR SINGLE TENANT PROPERTIES,

•	WE MAY SPEND MORE FOR CAPITAL EXPENDITURES THAN WE CURRENTLY EXPECT,

•
THE BUSINESS AND PROPERTY MANAGEMENT AGREEMENTS BETWEEN US AND RMR LLC HAVE CONTINUING 20 YEAR TERMS. HOWEVER, THOSE AGREEMENTS PERMIT EARLY TERMINATION IN CERTAIN CIRCUMSTANCES. ACCORDINGLY, WE CANNOT BE SURE THAT THESE AGREEMENTS WILL REMAIN IN EFFECT FOR CONTINUING 20 YEAR TERMS,

•
WE BELIEVE THAT OUR RELATIONSHIPS WITH OUR RELATED PARTIES, INCLUDING RMR LLC, RMR INC., AIC AND OTHERS AFFILIATED WITH THEM MAY BENEFIT US AND PROVIDE US WITH COMPETITIVE ADVANTAGES IN OPERATING AND GROWING OUR BUSINESS. HOWEVER, THE ADVANTAGES WE BELIEVE WE MAY REALIZE FROM THESE RELATIONSHIPS MAY NOT MATERIALIZE,

•
WE MAY FAIL TO EXECUTE SUCCESSFULLY ON OUR EXPANDED BUSINESS STRATEGY OR INCREASED SCALE OF OUR BUSINESS RESULTING FROM THE SIR MERGER AND THEREFORE MAY NOT REALIZE THE BENEFITS WE EXPECT FROM THE SIR MERGER, AND

•
AS OF DECEMBER 31, 2018, WE HAD ESTIMATED UNSPENT LEASING RELATED OBLIGATIONS OF $58.4 MILLION. OUR UNSPENT LEASING RELATED OBLIGATIONS MAY COST MORE AND MAY TAKE LONGER TO COMPLETE THAN WE CURRENTLY EXPECT, AND WE MAY INCUR INCREASED AMOUNTS FOR THESE AND SIMILAR PURPOSES IN THE FUTURE.

CURRENTLY UNEXPECTED RESULTS COULD OCCUR DUE TO MANY DIFFERENT CIRCUMSTANCES, SOME OF WHICH ARE BEYOND OUR CONTROL, SUCH AS CHANGES IN OUR TENANTS’ NEEDS FOR LEASED SPACE, THE ABILITY OF THE U.S. GOVERNMENT TO APPROVE SPENDING BILLS TO FUND THE U.S. GOVERNMENT'S OBLIGATIONS, ACTS OF TERRORISM, NATURAL DISASTERS OR CHANGES IN CAPITAL MARKETS OR THE ECONOMY GENERALLY.
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

STATEMENT CONCERNING LIMITED LIABILITY
THE AMENDED AND RESTATED DECLARATION OF TRUST ESTABLISHING OFFICE PROPERTIES INCOME TRUST, DATED JUNE 8, 2009, AS AMENDED, AS FILED WITH THE STATE DEPARTMENT OF ASSESSMENTS AND TAXATION OF MARYLAND, PROVIDES THAT NO TRUSTEE, OFFICER, SHAREHOLDER, EMPLOYEE OR AGENT OF OFFICE PROPERTIES INCOME TRUST SHALL BE HELD TO ANY PERSONAL LIABILITY, JOINTLY OR SEVERALLY, FOR ANY OBLIGATION OF, OR CLAIM AGAINST, OFFICE PROPERTIES INCOME TRUST. ALL PERSONS DEALING WITH OFFICE PROPERTIES INCOME TRUST IN ANY WAY SHALL LOOK ONLY TO THE ASSETS OF OFFICE PROPERTIES INCOME TRUST FOR THE PAYMENT OF ANY SUM OR THE PERFORMANCE OF ANY OBLIGATION.

v

OFFICE PROPERTIES INCOME TRUST
2018 FORM 10-K ANNUAL REPORT

PART I
Item 1. Business
The Company
We are a real estate investment trust, or REIT, formed in 2009 under Maryland law. As of December 31, 2018, our wholly owned properties were comprised of 247 buildings and we had a noncontrolling ownership interest in three buildings through two unconsolidated joint ventures in which we own 50% and 51% interests. As of December 31, 2018, our consolidated properties have an undepreciated carrying value of approximately $3.9 billion and a depreciated carrying value of approximately $3.6 billion. Our consolidated properties have approximately 31.9 million rentable square feet. As of December 31, 2018, our properties were leased to approximately 518 different tenants, with a weighted average remaining lease term (based on annualized rental income) of approximately 5.7 years. The U.S. Government is our largest tenant by annualized rental income and represents approximately 25.6% of our annualized rental income as of December 31, 2018.
Our principal executive offices are located at Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts 02458-1634, and our telephone number is (617) 219-1440.
Merger with Select Income REIT
On September 14, 2018, we and our wholly owned subsidiary, GOV MS REIT, or Merger Sub, entered into an Agreement and Plan of Merger, or the SIR Merger Agreement, with Select Income REIT, or SIR, a REIT that owned properties that are primarily net leased to single tenants, pursuant to which SIR merged with and into Merger Sub, with Merger Sub continuing as the surviving entity in the merger, or the SIR Merger. The aggregate transaction value, based on the closing price of our common shares on December 31, 2018 of $6.87 per share (prior to the Reverse Share Split, as defined below), was approximately $2.4 billion, excluding closing costs of approximately $27.5 million ($14.5 million of which was paid by us and $13.0 million of which was paid by SIR) and including the repayment or assumption of $1.7 billion of SIR debt. Pursuant to the terms of the SIR Merger Agreement, SIR shareholders received 1.04 of our newly issued common shares for each common share of SIR, with cash paid in lieu of fractional shares. Later on December 31, 2018, Merger Sub merged with and into us, with us as the surviving entity and we changed our name to "Office Properties Income Trust." Effective January 1, 2019, the ticker symbol for our common shares, which continue to be traded on The Nasdaq Stock Market LLC, or Nasdaq, was changed to "OPI." As a result of the SIR Merger, we acquired SIR's property portfolio of 99 buildings with approximately 16.5 million rentable square feet. The SIR Merger and the other transactions contemplated by the SIR Merger Agreement, including the Secondary Sale and the ILPT Distribution (each as defined below), are collectively referred to herein as the SIR Transactions.

As a condition of the SIR Merger, on October 9, 2018, we sold all of the 24,918,421 common shares of SIR we then owned, or the Secondary Sale, in an underwritten public offering at a price of $18.25 per share, raising net proceeds of $435.1 million after deducting underwriting discounts and offering expenses. We used the net proceeds from the Secondary Sale to repay amounts outstanding under our revolving credit facility.

In addition, as a condition of the SIR Merger, on December 27, 2018, SIR paid a pro rata distribution to SIR's shareholders of record as of the close of business on December 20, 2018 of all 45,000,000 common shares of beneficial interest of Industrial Logistics Properties Trust, or ILPT, that SIR owned, or the ILPT Distribution.

Following completion of the SIR Merger and the other SIR Transactions, on December 31, 2018, we effected a reverse share split of our common shares, or the Reverse Share Split, pursuant to which every four of our common shares issued and outstanding as of the effective time of the Reverse Share Split were converted and reclassified into one of our common shares. The Reverse Share Split reduced the number of our issued and outstanding common shares from 192,331,612 to 48,082,903.

For more information regarding the SIR Merger and the other SIR Transactions, see Notes 1, 5, 7, 12 and 13 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

Acquisition of First Potomac Realty Trust
On October 2, 2017, we completed our acquisition of First Potomac Realty Trust, or FPO, pursuant to merger transactions, as a result of which we acquired 72 buildings with approximately 6.0 million rentable square feet, and three buildings with approximately 0.4 million rentable square feet owned by joint ventures in which we acquired FPO's 50% and 51% interests, or collectively, the FPO Transaction. The aggregate value we paid for FPO was approximately $1.4 billion, including approximately $651.7 million in cash to FPO shareholders, the repayment of approximately $483.0 million of FPO corporate debt, the assumption of approximately $167.5 million of FPO mortgage debt; this amount excludes the $82.0 million of mortgage debt that encumbers the two joint venture properties and the payment of certain transaction fees and expenses, net of FPO cash on hand. See Notes 5 and 11 to the Notes to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K for more information regarding the FPO Transaction and our related financing activities.

Our Business Strategy
Our business plan is to focus on owning, operating and leasing office buildings leased to single tenants and multi-tenant buildings leased to tenants with high credit quality characteristics such as governmental entities. We seek to maintain our properties, extend or enter new leases as leases approach expiration as well as enter new leases for our vacant space and selectively acquire additional properties.

As our current lease expirations approach, we will attempt to renew our leases with existing tenants or to enter leases with new tenants, in both circumstances at rents equal to or higher than the rents we now receive. Our ability to renew leases with our existing tenants or to enter new leases with new tenants and the rents we are able to charge will depend in large part upon market conditions which are generally beyond our control. For our buildings that are leased to single tenants, because of the capital improvements in which many of these tenants have invested and because many of our properties that are leased to single tenants appear to have strategic importance to the tenants’ businesses, we believe that there is a greater likelihood that these tenants will renew or extend their leases when they expire as compared to tenants that have not invested capital into a property or where the property location may not be strategic to its business. However, we also believe that if a building previously occupied by a single tenant becomes vacant, it may take longer and cost more to locate a replacement tenant than compared to space for lease in a multi-tenant property because in place improvements designed specifically for the needs of the prior single tenant may not suit a replacement tenant’s needs.

In addition to our current disposition program, which is further discussed below, in the future, we may also selectively dispose of properties when we determine our continued ownership will not achieve desired returns or if we determine we have uses for the sale proceeds which will generate higher long term returns or meet our other business objectives.
Our Growth Strategy
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
Our Investment Policies

Our investment objectives include increasing cash flow by acquiring properties that produce yields that are greater than our cost of capital in order to increase per share distributions to our shareholders. To achieve these objectives, we seek to: (1) maintain a strong capital base of shareholders’ equity; (2) invest in institutional quality properties with high credit quality tenants; (3) use moderate debt leverage to fund additional investments; (4) when market conditions permit, refinance debt with additional equity or long term debt; and (5) pursue diversification so that our cash flow from operations comes from diverse properties and tenants.

Acquisition Policies. We currently intend to focus our investments in U.S. office properties primarily in markets we believe have strong economic fundamentals to support growth, including (1) properties leased to single tenants that are strategic to the tenants and which may include built-to-suit properties, corporate headquarters and buildings where tenants have invested meaningful capital, with a minimum remaining lease term of at least seven years and (2) properties leased to government tenants, including single and multi-tenant buildings, with a focus on agencies that have high security needs or a mission strategic to the buildings' locations. We also expect to seek investments primarily in first generation buildings where we believe there is a reasonably high likelihood of renewing the tenants in place and where we expect ongoing capital needs to be relatively modest when compared to older buildings.

We expect to use the extensive nationwide resources of our manager, The RMR Group LLC, or RMR LLC, to locate and manage the acquisition of such properties. We expect most of our future wholly owned acquisitions will be office properties; however, we may consider acquiring other types of properties, including properties which have a mix of retail or housing uses. We also expect to further diversify our sources of rents, which we expect would improve the security of our revenues.
In implementing our acquisition strategy, we consider a range of factors relating to proposed property purchases including:

•	our cost of capital compared to the projected returns we may realize by owning the property;

•	the pricing of comparable properties as evidenced by recent arm’s length market sales;

•	the strategic fit of the property with the rest of our properties and portfolio;

•	the location of the property;

•	the type of property (e.g., single tenant or multi-tenant, etc.);

•	the growth, tax and regulatory environments of the market in which the property is located;

•	the occupancy and demand for similar properties in the same or nearby markets;

•	the current or potential market position of the property;

•	the historic and projected rents received and likely to be received from the property;

•	the historic and expected operating expenses, including real estate taxes, incurred and expected to be incurred at the property;

•	the remaining term of the lease(s) at the property and other lease terms;

•	the industry(ies) in which the tenant(s) operate;

•	the experience and credit quality of the property’s tenant(s);

•	the likelihood of the tenant(s) renewing at lease expiration;

•	the current and expected future space utilization at the property by its tenant(s);

•	the construction quality, physical condition, age and design of the property;

•	expected capital expenditures that may be needed at the property;

•	the use and size of the property;

•	the price at which the property may be acquired;

•	the estimated replacement cost of the property; and

•	the existence of alternative sources, uses or needs for our capital, including our debt leverage.
Other Acquisitions. We prefer wholly owned investments in fee interests. However, we may invest in leaseholds, joint ventures, mortgages and other real estate interests. In connection with the FPO Transaction, we acquired FPO's 50% and 51% interests in two unconsolidated joint ventures. In the future, we may invest in or enter into additional real estate joint ventures if we conclude that by doing so we may benefit from the participation of co-venturers, or that our opportunity to participate in the investment is contingent on the use of a joint venture structure or that pre-existing joint venture arrangements may be part of an acquisition we wish to make, such as the FPO Transaction. We may invest in participating, convertible or other types of mortgages if we conclude that by doing so, we may benefit from the cash flow or appreciation in the value of a property which is not available for purchase.

We have in the past considered, and may in the future consider, the possibility of entering into mergers or strategic combinations with other companies. The principal goals of any such transaction will be to increase our cash flow from operations and to further diversify our revenue sources.

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

Disposition Policies. We generally consider ourselves to be a long term owner of properties to generate long term earnings from our properties. However, in addition to our current disposition program, we expect to sell properties, from time to time, in order to recycle capital into properties that we believe have better long term earnings potential. We make disposition decisions based on a number of factors including, but not limited to, the following:

•	the estimated sales price or value we may receive by selling the property;

•	our intended use of the proceeds we may realize from the sale of a property;

•	our evaluation of future rent for the property relative to leasing costs;

•	the strategic fit of the property or investment with the rest of our portfolio;

•	the capital required to maintain the property;

•	the remaining length of the current leases and its (their) other terms;

•	our expectation regarding tenant lease renewals or the likelihood of finding (a) replacement tenant(s) if the property has significant vacancies or is likely to become substantially vacant;

•
the potential costs associated with finding replacement tenant(s), including tenant improvements, leasing commissions and concessions, the cost to operate the property while vacant and building improvement capital, as compared to our projected returns from future rents;

•	the occupancy of the property;

•	the future expected space utilization of the tenant(s) and the potential impact that may have on occupancy at the property;

•	whether the property's tenant(s) is current on its lease obligation(s);

•	our evaluation of the property's tenant(s) ability to pay its contractual rents;

•	the tax implications to us and our shareholders of any proposed dispositions;

•	our financial position and needs from time to time; and

•	the existence of alternative sources, uses or needs for capital, including our debt leverage.
During the year ended December 31, 2018, we sold 19 buildings with 2.2 million rentable square feet for approximately $320.3 million, in aggregate, excluding closing costs. Since January 1, 2019, we have sold an additional 34 buildings with 1.6 million rentable square feet for approximately $198.5 million, in aggregate, excluding closing costs. In addition, we are currently marketing 34 buildings, including properties acquired in the SIR Merger, containing approximately 5.3 million square feet that we expect to generate more than $700.0 million of gross proceeds. We expect to substantially complete these dispositions by mid-year 2019 and turn our attention to accretively growing our property portfolio. We cannot be sure we will sell any properties we are marketing for prices in excess of their carrying values.

Our Financing Policies

To qualify for taxation as a REIT under the United States Internal Revenue Code of 1986, as amended, or the IRC, we must distribute at least 90% of our annual REIT taxable income (excluding net capital gains). Accordingly, we generally will not be able to retain sufficient cash to fund our operations, repay our debts, invest in our properties and fund acquisitions and development or redevelopment efforts. Instead, we expect to repay our debts, invest in our properties and fund acquisitions and development or redevelopment efforts with borrowings under our revolving credit facility, proceeds from equity or debt securities we may issue or retained cash from operations that may exceed our distributions paid. To the extent we obtain additional debt financing, we may do so on an unsecured or a secured basis. We may seek to obtain lines of credit or to issue securities senior to our common shares, including preferred shares or debt securities, which may be convertible into our common shares or be accompanied by warrants to purchase our common shares. We may also finance acquisitions by assuming debt or through the issuance of equity or other securities. The proceeds from any of our financings may be used to pay distributions, to provide working capital, to refinance existing indebtedness or to finance acquisitions and expansions of existing or new properties.

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

We currently have a $750.0 million unsecured revolving credit facility, or our revolving credit facility, that we use for working capital and general business purposes, including to fund acquisitions on an interim basis until we may refinance with equity or term debt. In some instances, we may assume outstanding mortgage debt in connection with our acquisitions or place new mortgages on properties we own. For more information regarding our financing sources and activities, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Our Investment and Financing Liquidity and Resources” of this Annual Report on Form 10-K.

Generally, we intend to manage our leverage in a way that may allow us to maintain “investment grade” ratings from nationally recognized statistical rating organizations. As a result of the FPO Transaction and the SIR Merger, our leverage increased through our assumption and issuance of additional debt. As noted above, we have or intend to dispose of certain assets in order to reduce our leverage. Alternatively, we may sell some or all of the approximately 2.8 million shares of class A common stock of RMR Inc. that we own, though any such sale would be subject to the sole discretion and approval of our Board of Trustees. However, we cannot be sure that we will be successful in these efforts or be able to maintain our investment grade ratings.

Our Board of Trustees may change our financing policies at any time without a vote of, or notice to, our shareholders.

Other Information
Employees. We have no employees. Services which would otherwise be provided to us by employees are provided by RMR LLC and by our Managing Trustees and officers. As of December 31, 2018, RMR LLC had more than 600 full time employees in its headquarters and regional offices located throughout the United States.
Our Manager. RMR Inc. is a holding company and substantially all of its business is conducted by its majority owned subsidiary, RMR LLC.  One of our Managing Trustees, Adam D. Portnoy, as the sole trustee of ABP Trust, is the controlling shareholder of RMR Inc. and is a managing director and the president and chief executive officer of RMR Inc. and an officer and employee of RMR LLC. David M. Blackman, our other Managing Trustee and our President and Chief Executive Officer, is also an officer and employee of RMR LLC. Our day to day operations are conducted by RMR LLC. RMR LLC originates and presents investment and divestment opportunities to our Board of Trustees and provides management and administrative services to us. RMR LLC has a principal place of business at Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts 02458-1634, and its telephone number is (617) 796-8390. RMR LLC or its subsidiaries also acts as the manager to Hospitality Properties Trust, or HPT, ILPT, Senior Housing Properties Trust, or SNH, and Tremont Mortgage Trust, or TRMT, and provides management and other services to other private and public companies, including Five Star Senior Living Inc., or Five Star, TravelCenters of America LLC, or TA, and Sonesta International Hotels Corporation, or Sonesta. As of the date of this Annual Report on Form 10-K, the executive officers of RMR LLC are: Adam Portnoy, President and Chief Executive Officer; David Blackman, Executive Vice President; Jennifer B. Clark, Executive Vice President, General Counsel and Secretary; Matthew P. Jordan, Executive Vice President, Chief Financial Officer and Treasurer; John G. Murray, Executive Vice President; and Andrew J. Rebholz, Executive Vice President. Our Chief Financial Officer and Treasurer, Jeffrey C. Leer, is a Senior Vice President of RMR LLC. Messrs. Blackman and Leer and other officers of RMR LLC also serve as officers of other companies to which RMR LLC or its subsidiaries provide management services.

Environmental Matters. Ownership of real estate is subject to risks associated with environmental hazards. Under various laws, owners as well as tenants and operators of real estate may be required to investigate and clean up or remove hazardous substances present at or migrating from properties they own, lease or operate and may be held liable for property damage or personal injuries that result from hazardous substances. These laws also expose us to the possibility that we may become liable to government agencies or third parties for costs and damages they incur in connection with hazardous substances. In addition, these laws also impose various requirements regarding the operation and maintenance of properties and recordkeeping and reporting requirements relating to environmental matters that require us or the tenants of our properties to incur costs to comply with.
It is our usual practice to obtain and review “Phase I” environmental surveys prior to our acquisition of properties in order to assess the possible presence of and cost of removing hazardous substances. Certain of our buildings contain asbestos. We believe any asbestos in our buildings is contained in accordance with applicable laws and regulations, and we have no current plans to remove it. If we remove the asbestos or renovate or demolish the affected properties, certain environmental regulations govern the manner in which the asbestos must be handled and removed, and we could incur substantial costs complying with such regulations.
We do not believe that there are environmental conditions at any of our properties that have had or will have a material adverse effect on us. However, we cannot be sure that conditions are not present at our properties or that costs we may be required to incur in the future to remediate contamination will not have a material adverse effect on our business or financial condition or results of operations. Moreover, our tenants may not have sufficient resources to pay environmental liabilities.
When major weather or climate-related events, such as hurricanes, floods or wildfires, occur near our properties, our tenants may need to suspend operations of the impacted properties until the event has ended and the property is then ready for operation. We or the tenants of our properties may incur significant costs and losses as a result of these activities, both in terms of operating, preparing and repairing our properties in anticipation of, during and after a severe weather or climate-related event and in terms of potential lost business due to the interruption in operating our properties. Our insurance and our tenants’ insurance may not adequately compensate us or them for these costs and losses.
Concerns about climate change have resulted in various treaties, laws and regulations that are intended to limit carbon emissions and address other environmental concerns. These and other laws may cause energy or other costs at our properties to increase. We do not expect the direct impact of these increases to be material to our results of operations, because the increased costs either would be the responsibility of our tenants directly or in the longer term, passed through and paid by tenants of our properties. Although we do not believe it is likely in the foreseeable future, laws enacted to mitigate climate change may make some of our buildings obsolete or cause us to make material investments in our properties, which could materially and adversely affect our financial condition or the financial condition of our tenants and their ability to pay rent to us. For more information regarding climate change and other environmental matters and their possible adverse impact on us, see "Risk Factors—Risks Related to Our Business—Ownership of real estate is subject to environmental risks and liabilities," "Risk Factors—Risks Related to Our Business—Ownership of real estate is subject to risks from adverse weather and climate events" and "Management's Discussion and Analysis of Financial Condition and Results of Operations—Impact of Climate Change."
Sustainability. In reaction to the Energy Policy Act of 2005, the U.S. Government has instituted “green lease” policies which include the “Promotion of Energy Efficiency and Use of Renewable Energy” as one of the factors it considers when leasing property. The Energy Independence and Security Act of 2007 also allows the General Services Administration, or GSA, to give preference to buildings for lease that have received an “ENERGY STAR” certification. The ENERGY STAR program is a joint program of the U.S. Environmental Protection Agency and the U.S. Department of Energy which is focused on promoting energy efficient products and buildings.  Buildings that reach a specified level of energy efficiency may receive the ENERGY STAR recognition for a period of 12 months before the requirement that they be recertified.  Furthermore, certain buildings are not eligible for ENERGY STAR certification.  For example, lab uses, medical office buildings and buildings less than 50% occupied cannot be ENERGY STAR certified.  For the year ended December 31, 2018, 73 of our buildings with an aggregate of 9.8 million rentable square feet (30.8% and 32.1% of our eligible buildings and eligible rentable square feet, respectively) were ENERGY STAR certified.
The U.S. Government’s “green lease” policies also permit government tenants to require leadership in energy and environmental design, or LEED®, designation in selecting new premises or renewing leases at existing premises. The LEED® designation program is administered by the U.S. Green Building Council, a nonprofit organization focused on promoting environmental sustainability for the built environment.  Buildings that reach specified levels of sustainability may receive a LEED® designation. As of December 31, 2018, 29 of our buildings with an aggregate of 4.2 million rentable square feet (12.2% and 13.8% of our total buildings and total rentable square feet, respectively) were LEED® designated.

In an effort to reduce the effects of any increased energy costs in the future, we continuously study ways to improve the energy efficiency at all of our properties. Our property manager, RMR LLC, is a member of the “ENERGY STAR” partner program, and a member of the U.S. Green Building Council. We believe our effort to obtain additional ENERGY STAR labels and/or LEED® designations and manage our properties in a sustainable manner benefit our business while also bettering the environment. We are also monitoring the U.S. presidential administration policies and practices for potential changes to "green lease" policies. For more information, see “Risk Factors—Risks Related to Our Business—The U.S. Government’s “green lease” policies may adversely affect us.”
Competition. Investing in and operating real estate properties is a highly competitive business. We compete against publicly traded and private REITs, numerous financial institutions, individuals and public and private companies, including entities funded by both domestic and foreign capital, who are actively engaged in this business. Some of our competitors may have greater financial and other resources, or lower costs of capital than us. Also, we compete for investments based on a number of factors including purchase prices, closing terms, underwriting criteria and our reputation. Our ability to successfully compete is also materially impacted by the availability and cost of capital to us. We do not believe we have a dominant position in any of the geographic markets in which we operate, but some of our competitors are dominant in selected markets. We believe the experience and abilities of our management and our manager, the quality of our properties, the diversity and credit qualities of our tenants, and the structure of our leases may afford us some competitive advantages and allow us to operate our business successfully despite the competitive nature of our business. For additional information about competition and other risks associated with our business, please see “Risk Factors” in this Annual Report on Form 10-K.
Insurance. We generally have insurance coverage for our properties and the operations conducted on them, including for casualty, liability, fire and extended coverage. We participate with other companies to which RMR LLC or its subsidiaries provide management services in a combined property insurance program through Affiliates Insurance Company, or AIC, and with respect to which AIC is an insurer or a reinsurer of certain coverage amounts. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Related Person Transactions” and Note 7 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
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
Segment Information. As of December 31, 2018, we had one operating segment: direct ownership of real estate properties. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
Internet Website. Our internet website address is www.opireit.com. Copies of our governance guidelines, code of business conduct and ethics, or Code of Conduct, and the charters of our audit, compensation and nominating and governance committees are posted on our website and also may be obtained free of charge by writing to our Secretary, Office Properties Income Trust, Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts, 02458-1634 or at our website. We also have a policy outlining procedures for handling concerns or complaints about accounting, internal accounting controls or auditing matters and a governance hotline accessible on our website that shareholders can use to report concerns or complaints about accounting, internal accounting controls or auditing matters or violations or possible violations of our Code of Conduct. We make available, free of charge, on our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after these forms are filed with, or furnished to, the Securities and Exchange Commission, or SEC. Security holders may send communications to our Board of Trustees or individual Trustees by writing to the party for whom the communication is intended at c/o Secretary, Office Properties Income Trust, Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts 02458-1634 or by email at secretary@opireit.com. Our website address is included several times in this Annual Report on Form 10-K as textual references only and the information in our website is not incorporated by reference into this Annual Report on
Form 10-K.
MATERIAL UNITED STATES FEDERAL INCOME TAX CONSIDERATIONS

The following summary of material United States federal income tax considerations is based on existing law, and is limited to investors who own our shares as investment assets rather than as inventory or as property used in a trade or business. The summary does not discuss all of the particular tax considerations that might be relevant to you if you are subject to special rules under federal income tax law, for example if you are:

•	a bank, insurance company or other financial institution;

•	a regulated investment company or REIT;

•	a subchapter S corporation;

•	a broker, dealer or trader in securities or foreign currencies;

•	a person who marks-to-market our shares for U.S. federal income tax purposes;

•	a U.S. shareholder (as defined below) that has a functional currency other than the U.S. dollar;

•	a person who acquires or owns our shares in connection with employment or other performance of services;

•	a person subject to alternative minimum tax;

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

•
whose status as a U.S. shareholder is not overridden by an applicable tax treaty. Conversely, a “non-U.S. shareholder” is a beneficial owner of our shares that is not an entity (or other arrangement) treated as a partnership for federal income tax purposes and is not a U.S. shareholder.

If any entity (or other arrangement) treated as a partnership for federal income tax purposes holds our shares, the tax treatment of a partner in the partnership generally will depend upon the tax status of the partner and the activities of the partnership. Any entity (or other arrangement) treated as a partnership for federal income tax purposes that is a holder of our shares and the partners in such a partnership (as determined for federal income tax purposes) are urged to consult their own tax advisors about the federal income tax consequences and other tax consequences of the acquisition, ownership and disposition of our shares.

Merger with Select Income REIT

In September 2018, we and SIR entered into the SIR Merger Agreement. Upon and subject to the terms and conditions of the SIR Merger Agreement, SIR merged with and into Merger Sub on December 31, 2018. The SIR Merger was intended to qualify as a “reorganization” within the meaning of Section 368(a) of the IRC, and our counsel, Sullivan & Worcester LLP, so opined. Accordingly, this summary assumes, unless indicated otherwise, that the SIR Merger qualified as a “reorganization” within the meaning of Section 368(a) of the IRC.

The assets that we acquired in the SIR Merger generally (a) qualify as real estate assets that satisfy the REIT asset tests that are described below under the heading “—REIT Qualification Requirements—Asset Tests,” and (b) generate gross income that satisfies the REIT gross income tests that are described below under the heading “—REIT Qualification Requirements—Income Tests.” As a result, we believe that our acquisition of SIR’s assets has not and will not materially impact our qualification for taxation as a REIT.

We inherited the historical tax bases, holding periods, and depreciation schedules of SIR with respect to the properties we acquired in the SIR Merger. As the successor by merger to SIR, we are also generally liable for unpaid taxes, including penalties and interest (if any), of SIR. In addition to inheriting SIR’s tax liabilities, if SIR failed to qualify for taxation as a REIT for federal income tax purposes in any period prior to the consummation of the SIR Merger, we could lose our qualification for taxation as a REIT should the disqualifying activities continue after the SIR Merger. Even if we retain our qualification for taxation as a REIT, if SIR did not qualify for taxation as a REIT for a taxable year before the SIR Merger or for its taxable year that included the SIR Merger and if no relief is available, then we would face the following tax consequences:

•	as the successor by merger to SIR, we would generally inherit any corporate income tax liabilities of SIR, including penalties and interest;

•
we would be subject to tax on the built-in gain on each asset of SIR existing at the completion of the SIR Merger if we were to dispose of a SIR asset during a specified period (generally five years) following the completion of the SIR Merger; and

•
we could be required to pay a special distribution and/or employ applicable deficiency dividend procedures (including interest payments to the IRS) to eliminate any earnings and profits accumulated by SIR for taxable periods for which it did not qualify for taxation as a REIT.

If there is an adjustment to SIR’s real estate investment trust taxable income or dividends paid deductions, we could elect to use the deficiency dividend procedure in respect of preserving SIR’s REIT qualification. That deficiency dividend procedure could require us to make significant distributions to our shareholders and to pay significant interest to the IRS.

As a condition to closing the SIR Merger, we disposed of our shares in SIR prior to the effective time of the SIR Merger in a taxable sale. We recognized a capital loss for federal income tax purposes in connection with this sale. Subject to limitations under the IRC, we may be able to utilize the capital loss carryover generated from this transaction to offset capital gain that we may recognize in the future.

Reverse Share Split

As described above, we effected the Reverse Share Split on December 31, 2018, following the effective time of the SIR Merger. The Reverse Share Split was a tax-free recapitalization to us and to our shareholders pursuant to Section 368(a)(1)(E) of the IRC. A holder of our common shares generally would not have recognized any gain or loss upon the Reverse Share Split, except in respect of any cash received in lieu of fractional common shares. The aggregate tax basis of the common shares received in the Reverse Share Split, including any fractional share deemed to have been received, is equal to the aggregate tax basis of the common shares exchanged therefor, and the shareholder’s holding period in the common shares received includes the holding period in the common shares exchanged therefor.

A shareholder that received cash in lieu of a fractional common share generally will be treated as having received such fractional share and then as having sold such fractional share in exchange for the cash received. The consequence of this deemed sale are described below under the headings “—Taxation of Taxable U.S. Shareholders” and “—Taxation of Non-U.S. Shareholders—Dispositions of Our Shares”.

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
As a REIT, we generally are not subject to federal income tax on our net income distributed as dividends to our shareholders. Distributions to our shareholders generally are included in our shareholders’ income as dividends to the extent of our available current or accumulated earnings and profits. Our dividends are not generally entitled to the preferential tax rates on qualified dividend income, but a portion of our dividends may be treated as capital gain dividends or as qualified dividend income, all as explained below. In addition, for taxable years beginning after 2017 and before 2026 and pursuant to the deduction-without-outlay mechanism of Section 199A of the IRC, our noncorporate U.S. shareholders are generally eligible for lower effective tax rates on our dividends that are not treated as capital gain dividends or as qualified dividend income. No portion of any of our dividends is eligible for the dividends received deduction for corporate shareholders. Distributions in excess of our current or accumulated earnings and profits generally are treated for federal income tax purposes as returns of capital to the extent of a recipient shareholder’s basis in our shares, and will reduce this basis. Our current or accumulated earnings and profits are generally allocated first to distributions made on our preferred shares, of which there are none outstanding at this time, and thereafter to distributions made on our common shares. For all these purposes, our distributions include cash distributions, any in kind distributions of property that we might make, and deemed or constructive distributions resulting from capital market activities (such as some redemptions), as described below.
Our counsel, Sullivan & Worcester LLP, is of the opinion that we have been organized and have qualified for taxation as a REIT under the IRC for our 2009 through 2018 taxable years, and that our current and anticipated investments and plan of operation will enable us to continue to meet the requirements for qualification and taxation as a REIT under the IRC. Our counsel’s opinions are conditioned upon the assumption that our leases, our declaration of trust, and all other legal documents to which we have been or are a party have been and will be complied with by all parties to those documents, upon the accuracy and completeness of the factual matters described in this Annual Report on Form 10-K and upon representations made by us to our counsel as to certain factual matters relating to our organization and operations and our expected manner of operation. If this assumption or a description or representation is inaccurate or incomplete, our counsel’s opinions may be adversely affected and may not be relied upon. The opinions of our counsel are based upon the law as it exists today, but the law may change in the future, possibly with retroactive effect. Given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, and the possibility of future changes in our circumstances, neither Sullivan & Worcester LLP nor we can be sure that we will qualify as or be taxed as a REIT for any particular year. Any opinion of Sullivan & Worcester LLP as to our qualification or taxation as a REIT will be expressed as of the date issued. Our counsel will have no obligation to advise us or our shareholders of any subsequent change in the matters stated, represented or assumed, or of any subsequent change in the applicable law. Also, the opinions of our counsel are not binding on either the IRS or a court, and either could take a position different from that expressed by our counsel.

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
If we continue to qualify for taxation as a REIT and meet the tests described below, we generally will not pay federal income tax on amounts we distribute to our shareholders. However, even if we continue to qualify for taxation as a REIT, we may still be subject to federal tax in the following circumstances, as described below:

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

•
If we have net income from “prohibited transactions”-that is, dispositions at a gain of inventory or property held primarily for sale to customers in the ordinary course of a trade or business other than dispositions of foreclosure property and other than dispositions excepted by statutory safe harbors - we will be subject to tax on this income at a 100% rate.

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

•
Our subsidiaries that are C corporations, including our “taxable REIT subsidiaries”, as defined in Section 856(l) of the IRC, or TRSs, generally will be required to pay federal corporate income tax on their earnings, and a 100% tax may be imposed on any transaction between us and one of our TRSs that does not reflect arm’s length terms.

•
If it is determined that SIR or FPO failed to satisfy one or more of the REIT tests described below before their respective mergers into us, the IRS might allow us, as successor to SIR or FPO, the same opportunity for relief as though we were the remediating REIT. In such case, SIR or FPO, as applicable, would be deemed to have retained its qualification for taxation as a REIT and the relevant penalties or sanctions for remediation would fall upon us in a manner comparable to the above.

If we fail to qualify for taxation as a REIT in any year, then we will be subject to federal income tax in the same manner as a regular C corporation. Further, as a regular C corporation, distributions to our shareholders will not be deductible by us, nor will distributions be required under the IRC. Also, to the extent of our current and accumulated earnings and profits, all distributions to our shareholders will generally be taxable as ordinary dividends potentially eligible for the preferential tax rates discussed below under the heading “Taxation of Taxable U.S. Shareholders” and, subject to limitations in the IRC, will be potentially eligible for the dividends received deduction for corporate shareholders. Finally, we will generally be disqualified from taxation as a REIT for the four taxable years following the taxable year in which the termination of our REIT status is effective. Our failure to qualify for taxation as a REIT for even one year could result in us reducing or eliminating distributions to our shareholders, or in us incurring substantial indebtedness or liquidating substantial investments in order to pay the resulting corporate-level income taxes. Relief provisions under the IRC may allow us to continue to qualify for taxation as a REIT even if we fail to comply with various REIT requirements, all as discussed in more detail below. However, it is impossible to state whether in any particular circumstance we would be entitled to the benefit of these relief provisions.
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
Our Wholly Owned Subsidiaries and Our Investments Through Partnerships. Except in respect of a TRS as discussed below, Section 856(i) of the IRC provides that any corporation, 100% of whose stock is held by a REIT and its disregarded subsidiaries, is a qualified REIT subsidiary and shall not be treated as a separate corporation for U.S. federal income tax purposes. The assets, liabilities and items of income, deduction and credit of a qualified REIT subsidiary are treated as the REIT’s. We believe that each of our direct and indirect wholly owned subsidiaries, other than the TRSs discussed below (and entities owned in whole or in part by the TRSs), will be either a qualified REIT subsidiary within the meaning of Section 856(i)(2) of the IRC or a noncorporate entity that for federal income tax purposes is not treated as separate from its owner under Treasury regulations issued under Section 7701 of the IRC, each such entity referred to as a QRS. Thus, in applying all of the REIT qualification requirements described in this summary, all assets, liabilities and items of income, deduction and credit of our QRSs are treated as ours, and our investment in the stock and other securities of such QRSs will be disregarded.
We have invested and may in the future invest in real estate through one or more entities that are treated as partnerships for federal income tax purposes. In the case of a REIT that is a partner in a partnership, Treasury regulations under the IRC provide that, for purposes of the REIT qualification requirements regarding income and assets described below, the REIT is generally deemed to own its proportionate share, based on respective capital interests, of the income and assets of the partnership (except that for purposes of the 10% value test, described below, the REIT’s proportionate share of the partnership’s assets is based on its proportionate interest in the equity and specified debt securities issued by the partnership). In addition, for these purposes, the character of the assets and items of gross income of the partnership generally remains the same in the hands of the REIT. In contrast, for purposes of the distribution requirements discussed below, we must take into account as a partner our share of the partnership’s income as determined under the general federal income tax rules governing partners and partnerships under Subchapter K of the IRC.
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
Until October 2018, we owned a substantial amount of the outstanding common shares of SIR, which we believe qualified for taxation as a REIT under the IRC for all relevant periods prior to the consummation of the SIR Merger. Further, until December 2018, SIR itself owned a substantial amount of the outstanding common shares of ILPT, which we believe has qualified and will remain qualified for taxation as a REIT under the IRC. In addition, we have invested and may in the future invest in real estate through one or more other subsidiary entities that have intended and are intended to qualify for taxation as REITs. We (and our predecessor by merger SIR) have made protective TRS elections with our subsidiary REITs and have implemented other protective arrangements intended to avoid a cascading REIT failure if any of our subsidiary REITs did not qualify for taxation as a REIT, but we cannot be sure that such protective elections and other arrangements were or will be effective in every instance so as to avoid or mitigate the resulting adverse consequences to us.

Taxable REIT Subsidiaries. As a REIT, we are permitted to own any or all of the securities of a TRS, provided that no more than 20% of the total value of our assets, at the close of each quarter, is comprised of our investments in the stock or other securities of our TRSs. Very generally, a TRS is a subsidiary corporation other than a REIT in which a REIT directly or indirectly holds stock and that has made a joint election with its affiliated REIT to be treated as a TRS. Our ownership of stock and other securities in our TRSs is exempt from the 5% asset test, the 10% vote test and the 10% value test discussed below.
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
We acquired in the second quarter of 2015, and currently own, an ownership position in RMR Inc. that is in excess of 10% of RMR Inc.’s outstanding securities by vote or value. Accordingly, we elected to treat RMR Inc. as a TRS effective as of June 5, 2015. RMR Inc., through its principal subsidiary, RMR LLC, has provided and continues to provide business and property management and other services to us and to other public and private companies, including other public REITs. Among these clients were and are operators of lodging facilities, operators of health care facilities, and owners of such facilities. Our counsel, Sullivan & Worcester LLP, has provided to us an opinion that the activities proscribed to TRSs under Section 856(l)(3) of the IRC relating to operating or managing lodging facilities or health care facilities should include only regular onsite services or day-to-day operational activities at or for lodging facilities or health care facilities. To the best of our knowledge, neither RMR Inc. nor RMR LLC has been or is involved in proscribed activities at or for lodging facilities or health care facilities. Thus, we do not believe that Section 856(l)(3) of the IRC precluded or precludes RMR Inc. from being treated as our TRS. If the IRS or a court determines, contrary to the opinion of our counsel, that RMR Inc. was or is precluded from being treated as our TRS, then our ownership position in RMR Inc. in excess of 10% of RMR Inc.’s outstanding securities by vote or value, except to the extent and for the period that such ownership qualified as a “temporary investment of new capital” under Section 856(c)(5)(B) of the IRC, would have been and would be in violation of the applicable REIT asset tests described below. Under those circumstances, however, we expect that we would qualify for the REIT asset tests’ relief provision described below, and thereby would preserve our qualification for taxation as a REIT. If the relief provision below were to apply to us, we would be subject to tax at the highest regular corporate income tax rate on the net income generated by our investment in RMR Inc. in excess of a 10% ownership position in that company.
As discussed below, TRSs can perform services for our tenants without disqualifying the rents we receive from those tenants under the 75% gross income test or the 95% gross income test discussed below. Moreover, because our TRSs are taxed as C corporations that are separate from us, their assets, liabilities and items of income, deduction and credit generally are not imputed to us for purposes of the REIT qualification requirements described in this summary. Therefore, our TRSs may generally conduct activities that would be treated as prohibited transactions or would give rise to nonqualified income if conducted by us directly. As regular C corporations, TRSs may generally utilize net operating losses and other tax attribute carryforwards to reduce or otherwise eliminate federal income tax liability in a given taxable year. Net operating losses and other carryforwards are subject to limitations, however, including limitations imposed under Section 382 of the IRC following an “ownership change” (as defined in applicable Treasury regulations) and a limitation providing that carryforwards of net operating losses arising in taxable years beginning after 2017 generally cannot offset more than 80% of the current year’s taxable income. Moreover, net operating losses arising in taxable years beginning after 2017 may not be carried back, but may be carried forward indefinitely. As a result, we cannot be sure that our TRSs will be able to utilize, in full or in part, any net operating losses or other carryforwards that they may generate in the future.
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

Income Tests. We must satisfy two gross income tests annually to maintain our qualification for taxation as a REIT. First, at least 75% of our gross income for each taxable year must be derived from investments relating to real property, including “rents from real property” within the meaning of Section 856(d) of the IRC, interest and gain from mortgages on real property or on interests in real property, income and gain from foreclosure property, gain from the sale or other disposition of real property (including specified ancillary personal property treated as real property under the IRC), or dividends on and gain from the sale or disposition of shares in other REITs (but excluding in all cases any gains subject to the 100% tax on prohibited transactions). When we receive new capital in exchange for our shares or in a public offering of our five-year or longer debt instruments, income attributable to the temporary investment of this new capital in stock or a debt instrument, if received or accrued within one year of our receipt of the new capital, is generally also qualifying income under the 75% gross income test. Second, at least 95% of our gross income for each taxable year must consist of income that is qualifying income for purposes of the 75% gross income test, other types of interest and dividends, gain from the sale or disposition of shares or securities, or any combination of these. Gross income from our sale of property that we hold primarily for sale to customers in the ordinary course of business, income and gain from specified “hedging transactions” that are clearly and timely identified as such, and income from the repurchase or discharge of indebtedness is excluded from both the numerator and the denominator in both gross income tests. In addition, specified foreign currency gains will be excluded from gross income for purposes of one or both of the gross income tests.
Although we will use our best efforts to ensure that the income generated by our investments will be of a type that satisfies both the 75% and 95% gross income tests, we cannot be sure that we will be successful in this regard.
In order to qualify as “rents from real property” within the meaning of Section 856(d) of the IRC, several requirements must be met:

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

•
In order for rents to qualify, we generally must not manage the property or furnish or render services to the tenants of the property, except through an independent contractor from whom we derive no income or through one of our TRSs. There is an exception to this rule permitting a REIT to perform customary management and tenant services of the sort that a tax-exempt organization could perform without being considered in receipt of “unrelated business taxable income” as defined in Section 512(b)(3) of the IRC, or UBTI. In addition, a de minimis amount of noncustomary services will not disqualify income as “rents from real property” as long as the value of the impermissible tenant services does not exceed 1% of the gross income from the property.

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
Property generally ceases to be foreclosure property at the end of the third taxable year following the taxable year in which the REIT acquired the property, or longer if an extension is obtained from the IRS. However, this grace period terminates and foreclosure property ceases to be foreclosure property on the first day:

•
on which a lease is entered into for the property that, by its terms, will give rise to income that does not qualify for purposes of the 75% gross income test (disregarding income from foreclosure property), or any nonqualified income under the 75% gross income test is received or accrued by the REIT, directly or indirectly, pursuant to a lease entered into on or after such day;

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

Other than sales of foreclosure property, any gain that we realize on the sale of property held as inventory or other property held primarily for sale to customers in the ordinary course of a trade or business, together known as dealer gains, may be treated as income from a prohibited transaction that is subject to a penalty tax at a 100% rate. The 100% tax does not apply to gains from the sale of property that is held through a TRS, but such income will be subject to tax in the hands of the TRS at regular corporate income tax rates; we may therefore utilize our TRSs in transactions in which we might otherwise recognize dealer gains. Whether property is held as inventory or primarily for sale to customers in the ordinary course of a trade or business is a question of fact that depends on all the facts and circumstances surrounding each particular transaction. Sections 857(b)(6)(C) and (E) of the IRC provide safe harbors pursuant to which limited sales of real property held for at least two years and meeting specified additional requirements will not be treated as prohibited transactions. However, compliance with the safe harbors is not always achievable in practice. We attempt to structure our activities to avoid transactions that are prohibited transactions, or otherwise conduct such activities through TRSs; but, we cannot be sure whether or not the IRS might successfully assert that one or more of our dispositions is subject to the 100% penalty tax. Gains subject to the 100% penalty tax are excluded from the 75% and 95% gross income tests, whereas real property gains that are not dealer gains or that are exempted from the 100% penalty tax on account of the safe harbors are considered qualifying gross income for purposes of the 75% and 95% gross income tests.
We believe that any gain from dispositions of assets that we have made, or that we might make in the future, including through any partnerships, will generally qualify as income that satisfies the 75% and 95% gross income tests, and will not be dealer gains or subject to the 100% penalty tax. This is because our general intent has been and is to: (a) own our assets for investment with a view to long-term income production and capital appreciation; (b) engage in the business of developing, owning, leasing and managing our existing properties and acquiring, developing, owning, leasing and managing new properties; and (c) make occasional dispositions of our assets consistent with our long-term investment objectives.
If we fail to satisfy one or both of the 75% gross income test or the 95% gross income test in any taxable year, we may nevertheless qualify for taxation as a REIT for that year if we satisfy the following requirements: (a) our failure to meet the test is due to reasonable cause and not due to willful neglect; and (b) after we identify the failure, we file a schedule describing each item of our gross income included in the 75% gross income test or the 95% gross income test for that taxable year. Even if this relief provision does apply, a 100% tax is imposed upon the greater of the amount by which we failed the 75% gross income test or the amount by which we failed the 95% gross income test, with adjustments, multiplied by a fraction intended to reflect our profitability for the taxable year. This relief provision may apply to a failure of the applicable income tests even if the failure first occurred in a year prior to the taxable year in which the failure was discovered.
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
Asset Tests. At the close of each calendar quarter of each taxable year, we must also satisfy the following asset percentage tests in order to qualify for taxation as a REIT for federal income tax purposes:

•
At least 75% of the value of our total assets must consist of “real estate assets,” defined as real property (including interests in real property and interests in mortgages on real property or on interests in real property), ancillary personal property to the extent that rents attributable to such personal property are treated as rents from real property in accordance with the rules described above, cash and cash items, shares in other REITs, debt instruments issued by “publicly offered REITs” as defined in Section 562(c)(2) of the IRC, government securities and temporary investments of new capital (that is, any stock or debt instrument that we hold that is attributable to any amount received by us (a) in exchange for our stock or (b) in a public offering of our five-year or longer debt instruments, but in each case only for the one-year period commencing with our receipt of the new capital).

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

•	Not more than 20% of the value of our total assets may be represented by stock or other securities of our TRSs.

•	Not more than 25% of the value of our total assets may be represented by “nonqualified publicly offered REIT debt instruments” as defined in Section 856(c)(5)(L)(ii) of the IRC.
Our counsel, Sullivan & Worcester LLP, is of the opinion that, although the matter is not free from doubt, our investments in the equity or debt of a TRS, to the extent that and during the period in which they qualify as temporary investments of new capital, will be treated as real estate assets, and not as securities, for purposes of the above REIT asset tests.
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
The IRC generally limits the deductibility of net interest expense paid or accrued on debt properly allocable to a trade or business to 30% of “adjusted taxable income,” subject to specified exceptions. Any deduction in excess of the limitation is carried forward and may be used in a subsequent year, subject to that year’s 30% limitation. Provided a taxpayer makes an election (which is irrevocable), the 30% limitation does not apply to a trade or business involving real property development, redevelopment, construction, reconstruction, acquisition, conversion, rental, operation, management, leasing, or brokerage, within the meaning of Section 469(c)(7)(C) of the IRC. We have not determined whether we or any of our subsidiaries will elect out of the new interest expense limitation or whether each of our subsidiaries is eligible to elect out.
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
Acquisitions of C Corporations
We may in the future engage in transactions where we acquire all of the outstanding stock of a C corporation. Upon these acquisitions, except to the extent we make an applicable TRS election, each of our acquired entities and their various wholly-owned corporate and noncorporate subsidiaries will become our QRSs. Thus, after such acquisitions, all assets, liabilities and items of income, deduction and credit of the acquired and then disregarded entities will be treated as ours for purposes of the various REIT qualification tests described above. In addition, we generally will be treated as the successor to the acquired (and then disregarded) entities’ federal income tax attributes, such as those entities’ (a) adjusted tax bases in their assets and their depreciation schedules; and (b) earnings and profits for federal income tax purposes, if any. The carryover of these attributes creates REIT implications such as built-in gains tax exposure and additional distribution requirements, as described below. However, when we make an election under Section 338(g) of the IRC with respect to corporations that we acquire, we generally will not be subject to such attribute carryovers in respect of attributes existing prior to such election.
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

FPO Transaction

As discussed above, we acquired FPO and its operating partnership in 2017, and subsequently in 2018 we caused the minority partners in the operating partnership to be redeemed in full. As a result of the FPO Transaction, in 2017, we are treated for federal income tax purposes as having acquired the assets of FPO for the cash that we paid plus the assumption of FPO’s liabilities, and FPO was treated as liquidating and distributing the cash to its shareholders. FPO recognized gain or loss on the disposition of its assets based on the sum of the cash paid by us and the value of its liabilities that we assumed. This gain or loss plus FPO’s operating income was offset fully by the dividends paid deduction available to liquidating REITs in their final taxable year. Our initial tax basis in the assets of FPO equaled the sum of the cash we paid to the holders of FPO common shares in conjunction with the FPO Transaction, the value of FPO’s liabilities that we assumed, and the acquisition costs that were capitalized for federal income tax purposes.

As a condition of the closing of the FPO Transaction, FPO’s counsel provided us with an opinion that FPO had been organized and had operated in conformity with the requirements for qualification and taxation as a REIT under the IRC. If, contrary to that opinion and our expectation, FPO failed to qualify for taxation as a REIT for federal income tax purposes for any applicable period, then we may inherit significant tax liabilities in the FPO Transaction because, as the successor by merger to FPO, we would generally inherit any corporate income tax liabilities of FPO, including penalties and interest.

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

Depreciation and Federal Income Tax Treatment of Leases
Our initial tax bases in our assets will generally be our acquisition cost. We will generally depreciate our depreciable real property on a straight-line basis over 40 years and our personal property over the applicable shorter periods. These depreciation schedules, and our initial tax bases, may vary for properties that we acquire through tax-free or carryover basis acquisitions (for example, the properties we acquired from SIR pursuant to the SIR Merger), or that are the subject of cost segregation analyses.
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
Section 302 of the IRC treats a redemption of our shares for cash only as a distribution under Section 301 of the IRC, and hence taxable as a dividend to the extent of our available current or accumulated earnings and profits, unless the redemption satisfies one of the tests set forth in Section 302(b) of the IRC enabling the redemption to be treated as a sale or exchange of the shares. The redemption for cash only will be treated as a sale or exchange if it (a) is “substantially disproportionate” with respect to the surrendering shareholder’s ownership in us, (b) results in a “complete termination” of the surrendering shareholder’s entire share interest in us, or (c) is “not essentially equivalent to a dividend” with respect to the surrendering shareholder, all within the meaning of Section 302(b) of the IRC. In determining whether any of these tests have been met, a shareholder must generally take into account shares considered to be owned by such shareholder by reason of constructive ownership rules set forth in the IRC, as well as shares actually owned by such shareholder. In addition, if a redemption is treated as a distribution under the preceding tests, then a shareholder’s tax basis in the redeemed shares generally will be transferred to the shareholder’s remaining shares in us, if any, and if such shareholder owns no other shares in us, such basis generally may be transferred to a related person or may be lost entirely. Because the determination as to whether a shareholder will satisfy any of the tests of Section 302(b) of the IRC depends upon the facts and circumstances at the time that our shares are redeemed, we urge you to consult your own tax advisor to determine the particular tax treatment of any redemption.
Taxation of Taxable U.S. Shareholders
For noncorporate U.S. shareholders, to the extent that their total adjusted income does not exceed applicable thresholds, the maximum federal income tax rate for long-term capital gains and most corporate dividends is generally 15%. For those noncorporate U.S. shareholders whose total adjusted income exceeds the applicable thresholds, the maximum federal income tax rate for long-term capital gains and most corporate dividends is generally 20%. However, because we are not generally subject to federal income tax on the portion of our “real estate investment trust taxable income” distributed to our shareholders, dividends on our shares generally are not eligible for these preferential tax rates, except that any distribution of C corporation earnings and profits and taxed built-in gain items will potentially be eligible for these preferential tax rates. As a result, our ordinary dividends generally are taxed at the higher federal income tax rates applicable to ordinary income (subject to the lower effective tax rates applicable to qualified REIT dividends via the deduction-without-outlay mechanism of Section 199A of the IRC, which is generally available to our noncorporate U.S. shareholders for taxable years after 2017 and before 2026). To summarize, the preferential federal income tax rates for long-term capital gains and for qualified dividends generally apply to:

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

(4)	our dividends attributable to earnings and profits that we inherit from C corporations; and

(5)
our dividends to the extent attributable to income upon which we have paid federal corporate income tax (such as taxes on foreclosure property income or on built-in gains), net of the corporate income taxes thereon.

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
U.S. shareholders who are individuals, estates or trusts are generally required to pay a 3.8% Medicare tax on their net investment income (including dividends on our shares (without regard to any deduction allowed by Section 199A of the IRC) and gains from the sale or other disposition of our shares), or in the case of estates and trusts on their net investment income that is not distributed, in each case to the extent that their total adjusted income exceeds applicable thresholds. U.S. shareholders are urged to consult their tax advisors regarding the application of the 3.8% Medicare tax.
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
Noncorporate U.S. shareholders who borrow funds to finance their acquisition of our shares could be limited in the amount of deductions allowed for the interest paid on the indebtedness incurred. Under Section 163(d) of the IRC, interest paid or accrued on indebtedness incurred or continued to purchase or carry property held for investment is generally deductible only to the extent of the investor’s net investment income. A U.S. shareholder’s net investment income will include, only if an appropriate election is made by the shareholder, capital gain dividend distributions and qualified dividends received from us. In addition, a U.S. shareholder that utilizes the deduction under Section 199A of the IRC with respect to qualified REIT dividends received from us may also be required to make a similar election in order to include such qualified REIT dividends in the calculation of net investment income. Distributions treated as a nontaxable return of the shareholder’s basis will not enter into the computation of net investment income.
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
We expect that a non-U.S. shareholder’s receipt of (a) distributions from us, and (b) proceeds from the sale of our shares, will not be treated as income effectively connected with a U.S. trade or business and a non-U.S. shareholder will therefore not be subject to the often higher federal tax and withholding rates, branch profits taxes and increased reporting and filing requirements that apply to income effectively connected with a U.S. trade or business. This expectation and a number of the determinations below are predicated on our shares being listed on a U.S. national securities exchange, such as Nasdaq. Each class of our shares has been listed on a U.S. national securities exchange; however, we cannot be sure that our shares will continue to be so listed in future taxable years or that any class of our shares that we may issue in the future will be so listed.
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
First, for so long as a class of our shares is listed on a U.S. national securities exchange, a non-U.S. shareholder’s gain on the sale of those shares will not be subject to U.S. federal income taxation as a sale of a USRPI. Second, our shares will not constitute USRPIs if we are a “domestically controlled” REIT. We will be a “domestically controlled” REIT if less than 50% of the value of our shares (including any future class of shares that we may issue) is held, directly or indirectly, by non-U.S. shareholders at all times during the preceding five years, after applying specified presumptions regarding the ownership of our shares as described in Section 897(h)(4)(E) of the IRC. For these purposes, we believe that the statutory ownership presumptions apply to validate our status as a “domestically controlled” REIT. Accordingly, we believe that we are and will remain a “domestically controlled” REIT.
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
Information Reporting, Backup Withholding and Foreign Account Withholding
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
Non-U.S. financial institutions and other non-U.S. entities are subject to diligence and reporting requirements for purposes of identifying accounts and investments held directly or indirectly by U.S. persons. The failure to comply with these additional information reporting, certification and other requirements could result in a 30% U.S. withholding tax on applicable payments to non-U.S. persons, notwithstanding any otherwise applicable provisions of an income tax treaty. In particular, a payee that is a foreign financial institution that is subject to the diligence and reporting requirements described above must enter into an agreement with the U.S. Department of the Treasury requiring, among other things, that it undertake to identify accounts held by “specified United States persons” or “United States owned foreign entities” (each as defined in the IRC and administrative guidance thereunder), annually report information about such accounts, and withhold 30% on applicable payments to noncompliant foreign financial institutions and account holders. Foreign financial institutions located in jurisdictions that have an intergovernmental agreement with the United States with respect to these requirements may be subject to different rules. The foregoing withholding regime generally applies to payments of dividends on our shares. In general, to avoid withholding, any non-U.S. intermediary through which a shareholder owns our shares must establish its compliance with the foregoing regime, and a non-U.S. shareholder must provide specified documentation (usually an applicable IRS Form W-8) containing information about its identity, its status, and if required, its direct and indirect U.S. owners. Non-U.S. shareholders and shareholders who hold our shares through a non-U.S. intermediary are encouraged to consult their own tax advisors regarding foreign account tax compliance.
Other Tax Considerations
Our tax treatment and that of our shareholders may be modified by legislative, judicial or administrative actions at any time, which actions may have retroactive effect. The rules dealing with federal income taxation are constantly under review by the U.S. Congress, the IRS and the U.S. Department of the Treasury, and statutory changes, new regulations, revisions to existing regulations and revised interpretations of established concepts are issued frequently; in fact, significant administrative guidance has been promulgated in response to the substantial December 2017 amendments to the IRC, additional amendments to the IRC have been enacted subsequent to the December 2017 amendments to the IRC, and additional guidance or subsequent amendments to the IRC could be promulgated or enacted in the future. Likewise, the rules regarding taxes other than U.S. federal income taxes may also be modified. No prediction can be made as to the likelihood of passage of new tax legislation or other provisions, or the direct or indirect effect on us and our shareholders. Revisions to tax laws and interpretations of these laws could adversely affect our ability to qualify and be taxed as a REIT, as well as the tax or other consequences of an investment in our shares. We and our shareholders may also be subject to taxation by state, local or other jurisdictions, including those in which we or our shareholders transact business or reside. These tax consequences may not be comparable to the U.S. federal income tax consequences discussed above.
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
Assuming that each class of our shares will be “widely held” and that no other facts and circumstances exist that restrict transferability of these shares, our counsel, Sullivan & Worcester LLP, is of the opinion that our shares will not fail to be “freely transferable” for purposes of the regulation due to the restrictions on transfer of our shares in our declaration of trust and that under the regulation each class of our currently outstanding shares is publicly offered and our assets will not be deemed to be “plan assets” of any ERISA Plan or Non-ERISA Plan that acquires our shares in a public offering. This opinion is conditioned upon certain assumptions and representations, as discussed above in “Material United States Federal Income Tax Considerations—Taxation as a REIT."

Item 1A. Risk Factors
Our business is subject to a number of risks and uncertainties. Investors and prospective investors should carefully consider the risks described below, together with all of the other information in this Annual Report on Form 10-K. The risks described below may not be the only risks we face but are risks we believe may be material at this time. Additional risks that we do not yet know of, or that we currently think are immaterial, also may impair our business operations or financial results. If any of the events or circumstances described below occurs, our business, financial condition, results of operations or ability to make distributions to our shareholders, and the value of our securities could be adversely affected. Investors and prospective investors should consider the following risks, the information contained under the heading “Warning Concerning Forward Looking Statements” and the risks described elsewhere in this Annual Report on Form 10-K before deciding whether to invest in our securities.
Risks Related to Our Business
We may be unable to lease our properties when our leases expire.
The weighted average remaining term of our leases in effect as of December 31, 2018 is 5.7 years based upon annualized rental income and 6.0 years based upon occupied consolidated square footage. As of December 31, 2018, leases representing approximately 47.1% of our annualized rental income and 45.0% of our occupied consolidated square footage will expire by December 31, 2023. Our leases with government tenants typically have shorter terms than our leases with nongovernment tenants, although the terms of our leases with government contractor tenants tend to be for terms consistent with the tenants’ with government contracts, which are generally three to five years. These shorter terms require more frequent lease renewal or releasing.
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
Current office space utilization trends may adversely impact our business.
There is a general trend in office real estate for tenants to decrease the space they occupy per employee. This increase in office utilization rates may result in our office tenants renewing their leases for less area than they currently occupy, which could increase the vacancy and decrease rental income at our properties. The need to reconfigure leased office space to increase utilization also may require us to spend increased amounts for tenant improvements. If substantial reconfiguration of the tenant’s space is required to achieve the increase in space utilized, the tenant may find it more advantageous to relocate than to renew its lease and renovate the existing space.

Some of our properties depend upon a single tenant for all or a majority of its rental income; therefore, our financial condition, including our ability to make distributions to shareholders, may be adversely affected by the bankruptcy or insolvency, a downturn in the business, or a lease termination of a single tenant.
As of December 31, 2018, 6.9% of our annualized rental revenue is from our properties leased to private sector single tenants. The value of our private sector single tenant properties is materially dependent on the performance of those tenants under their respective leases. These tenants face competition within their industries and other factors that could reduce their ability to pay us rent. Lease payment defaults by such tenants could cause us to reduce the amount of distributions that we pay to our shareholders. A default by a single or major tenant, the failure of a guarantor to fulfill its obligations or other premature termination of a lease to such a tenant or such tenant’s election not to extend a lease upon its expiration could have an adverse effect on our financial condition, results of operations, liquidity and ability to pay distributions to our shareholders.
Government budgetary pressures and priorities and trends in government employment and office leasing may adversely impact our business.
We believe that current government budgetary pressures, enhancements in technology and policy and administrative decisions have resulted in a decrease in government employment, in government tenants reducing their space utilization per employee and in consolidation of government tenants into existing government owned properties, thereby reducing the demand for government leased space. Our historical experience with respect to properties of the type we own that are majority leased to government tenants has been that government tenants frequently renew leases to avoid the costs and disruptions that may result from relocating their operations. However, efforts to reduce space utilization rates may result in our tenants exercising early termination rights under our leases, vacating our properties upon expiration of our leases in order to relocate, or in renewing their leases for less space than they currently occupy. Also, our government tenants’ desire to reconfigure leased office space to reduce utilization per employee may require us to spend significant amounts for tenant improvements, and tenant relocations in such circumstances are more prevalent now than in our past experience. Increasing uncertainty with respect to government agency budgets and funding to implement relocations, consolidations and reconfigurations have recently resulted in delayed decisions by some of our government tenants and their reliance on short term lease renewals. At present, we are unable to reasonably project what the financial impact of market conditions or changing government financial and other circumstances will be on our financial results for future periods.
We currently have a concentration of properties in the metropolitan Washington, D.C. market area and are exposed to changes in market conditions in this area.
Approximately 26.5% of our annualized rental income as of December 31, 2018 was received from our consolidated properties located in the metropolitan Washington, D.C. market area. In addition, the two properties owned by two joint ventures in which we own 50% and 51% interests are also located in the metropolitan Washington, D.C. market area. A downturn in economic conditions in this area could result in reduced demand from tenants for our properties or lower rents that our tenants in this area are willing to pay when our leases expire or terminate and when renewal or new terms are negotiated. Additionally, in recent years there has been a decrease in demand for new leased space by the U.S. Government in the metropolitan Washington, D.C. market area, and that could increase competition for government tenants and adversely affect our ability to retain government tenants when our leases expire.
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
We may be unable to grow our business by acquisitions of additional properties, and we might encounter unanticipated difficulties and expenditures relating to our acquired properties, including those acquired as part of the FPO Transaction and the SIR Merger.
Our business plans involve the acquisition of additional properties. Our ability to make profitable acquisitions is subject to risks, including, but not limited to, risks associated with:

•	competition from other investors, including publicly traded and private REITs, numerous financial institutions, individuals, foreign investors and other public and private companies;

•	our long term cost of capital;

•	contingencies in our acquisition agreements; and

•	the availability and terms of financing.

We might encounter unanticipated difficulties and expenditures relating to our acquired properties, including those acquired as part of the FPO Transaction and the SIR Merger. For example:

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

•	acquired properties might require significant management attention that would otherwise be devoted to our other business activities.

The FPO Transaction and the SIR Merger were significant acquisitions for us. Until we fully implement our long term financing plan for the SIR Merger, including sales of properties, we expect that our acquisition activities may be reduced. As a result, our growth by acquisitions will likely be delayed and thereafter could be further delayed or unattained for the reasons noted above or otherwise.
For these reasons, among others, we might not realize the anticipated benefits of our acquisitions and our business plan to acquire additional properties may not succeed or may cause us to experience losses.
Our plans to sell properties or assets and reduce our leverage may not be successful.
An element of our business plan involves the sale of properties. We cannot be sure that we will be able to find attractive sale opportunities or that any sale will be completed in a timely manner, if at all. For example, we have pending agreements to sell one building and one land parcel in two separate transactions for an aggregate sale price of $77.1 million, subject to, in certain cases, due diligence and customary closing conditions, and we have also identified an additional approximately $700.0 million of assets for sale. Our estimated value for these properties is based on our knowledge of the properties, local markets and multiples on projected cash flows. This estimate involves multiple assumptions and judgments about future events that are inherently uncertain; accordingly, we cannot be sure regarding the actual gross proceeds that will be realized if these sales are consummated. We expect to use the proceeds from these asset sales to reduce our leverage. Our ability to sell these or any of our other properties, and the prices we receive upon a sale, may be affected by many factors, and we may be unable to execute our strategy. In particular, these factors could arise from weakness in or the lack of an established market for a property, changes in the financial condition or prospects of prospective purchasers and the availability of financing to potential purchasers on reasonable terms, the number of prospective purchasers, the number of competing properties on the market, unfavorable local, national or international economic conditions, industry trends, and changes in laws, regulations or fiscal policies of jurisdictions in which the property is located. We may not succeed in selling properties that we have identified, or in the future identify, for sale, the terms of any such sales may not meet our expectations and we may incur losses in connection with these potential sales. Alternatively, in lieu of selling such properties, we may sell some or all of the approximately 2.8 million shares of class A common stock of RMR Inc. that we own. We cannot be sure that we will be able to consummate any such sale on favorable terms or at all. If we are unable to realize proceeds from the sale of properties or other assets sufficient to allow us to reduce our leverage to a level we believe appropriate or which ratings agencies and possible financing sources believe appropriate, our credit ratings may be lowered, we may reduce our acquisition activity, reduce the amount we invest in our properties or pay for expenses and we may reduce the amount of distributions we pay to our shareholders.
REIT distribution requirements and limitations on our ability to access reasonably priced capital may adversely impact our ability to carry out our business plan.
To maintain our qualification for taxation as a REIT under the IRC, we are required to distribute at least 90% of our annual REIT taxable income (excluding capital gains). Accordingly, we may not be able to retain sufficient cash to fund our operations, repay our debts, invest in our properties or fund our acquisitions or development or redevelopment efforts. Our business strategies therefore depend, in part, upon our ability to raise additional capital at reasonable costs. The volatility in the availability of capital to businesses on a global basis in most debt and equity markets generally may limit our ability to raise reasonably priced capital. We may also be unable to raise reasonably priced capital because of reasons related to our business, market perceptions of our prospects, the terms of our indebtedness, the extent of our leverage or for reasons beyond our control, such as market conditions. Because the earnings we are permitted to retain are limited by the rules governing REIT qualification and taxation, if we are unable to raise reasonably priced capital, we may not be able to carry out our business plan.
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
We also face competition for tenants at our properties. Some competing properties may be newer, better located or more attractive to tenants. Competing properties may have lower rates of occupancy than our properties, which may result in competing owners offering available space at lower rents than we offer at our properties. Development activities may increase the supply of properties of the type we own in the leasing markets in which we own properties and increase the competition we face. Competition may make it difficult for us to attract and retain tenants and may reduce the rents we are able to charge. For example, government tenants are generally viewed as desirable tenants and are therefore difficult to attract and retain.
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
As of December 31, 2018, 35.4% of our annualized rental income was from government tenants, which includes the U.S. government, state governments and municipalities. Some of our leases with government tenants allow the tenants to vacate the leased premises before the stated terms of the leases expire with little or no liability. In particular:

•
Government tenants occupying approximately 4.8% of our consolidated rentable square feet and contributing approximately 4.3% of our annualized rental income as of December 31, 2018 have currently exercisable rights to terminate their leases before the stated term of their leases expire.

•
In 2019, 2020, 2021, 2022, 2023, 2024, 2026 and 2028, early termination rights become exercisable by government tenants who currently occupy an additional approximately 1.9%, 2.6%, 0.5%, 0.6%, 0.2%, 0.4%, 0.3% and 0.3% of our consolidated rentable square feet, respectively, and contribute an additional approximately 2.0%, 2.9%, 0.6%, 0.5%, 0.3%, 0.5%, 0.5% and 0.3% of our annualized rental income, respectively, as of December 31, 2018.

•
Pursuant to leases with 20 of our government tenants, these tenants have currently exercisable rights to terminate their leases if their respective legislature or other funding authority does not appropriate rent amounts in their respective annual budgets. These 20 tenants represent approximately 6.7% of our consolidated rentable square feet and 7.1% of our annualized rental income as of December 31, 2018.

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

We may be unable to realize our expected expense savings from the SIR Merger.
We currently expect to realize annual general and administrative expense savings compared to what we and SIR incurred in the aggregate prior to our acquisition of SIR or would have incurred if we had not acquired SIR resulting from reduced corporate and administrative costs, reduced SEC filing requirements and other cost savings due to maintaining one public company rather than two public companies. In fact, we may realize less or no savings and any annual general and administrative expenses incurred may be higher than the aggregate amounts we and SIR incurred prior to our acquisition of SIR or would have incurred if we had not acquired SIR.
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
As of December 31, 2018, our consolidated indebtedness was $3.3 billion, our consolidated total debt to total gross assets ratio, was 59.0% and we had $575.0 million available for borrowing under our $750.0 million revolving credit facility. Our credit agreement includes a feature under which the maximum aggregate borrowing availability may be increased to up to $2.5 billion on a combined basis in certain circumstances.
We are subject to numerous risks associated with our debt, including the risk that our cash flows could be insufficient for us to make required payments on our debt. There are no limits in our organizational documents on the amount of debt we may incur, and we may incur substantial debt. Our debt obligations could have important consequences to our securityholders. Our incurring debt may increase our vulnerability to adverse economic, market and industry conditions, limit our flexibility in planning for, or reacting to, changes in our business, and place us at a disadvantage in relation to competitors that have lower debt levels. Our incurring debt could also increase the costs to us of incurring additional debt, increase our exposure to floating interest rates or expose us to potential events of default (if not cured or waived) under covenants contained in debt instruments that could have a material adverse effect on our business, financial condition and operating results. Excessive debt could reduce the available cash flow to fund, or limit our ability to obtain financing for working capital, capital expenditures, acquisitions, construction projects, refinancing, lease obligations or other purposes, and hinder our ability to maintain investment grade ratings from nationally recognized credit rating agencies or to make or sustain distributions to our shareholders.
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
Amounts recoverable under our leases with government tenants for increased operating costs may be less than the actual increased costs.
Under some of our leases with government tenants, the tenant’s obligation to pay us adjusted rent for increased operating costs (e.g., the costs of cleaning services, supplies, materials, maintenance, trash removal, landscaping, snow removal, water, sewer charges, heating, electricity and certain administrative expenses) is increased annually based on a cost of living index rather than the actual amount of our costs. Accordingly, the amount of any rent adjustment may not fully offset any increased costs we may incur in providing these services.
Increasing interest rates may adversely affect us.
Since the most recent U.S. recession, the Board of Governors of the U.S. Federal Reserve System, or the U.S. Federal Reserve, has taken actions which have resulted in low interest rates prevailing in the marketplace for a historically long period of time. Recently, there have been some modest signs of inflationary price movements, and the U.S. Federal Reserve has been raising the federal funds rate since December 2016. Previously, the U.S. Federal Reserve had indicated that it expected to raise the federal funds rate further in 2019, although it recently indicated that it may delay making those increases. Market interest rates may continue to increase. In addition, as noted in Item 7A of this Annual Report on Form 10-K, LIBOR is expected to be phased out in 2021. The interest rate under our revolving credit facility and remaining term loan is based on LIBOR and the interest we may pay on any future debt that we may incur may also be based on LIBOR. An alternate interest rate index that may replace LIBOR may result in our paying increased interest. Interest rate increases may materially and negatively affect us in several ways, including:

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

•
Amounts outstanding under our revolving credit facility and term loans require interest to be paid at floating interest rates. When interest rates increase, our interest costs will increase, which could adversely affect our cash flows, our ability to pay principal and interest on our debt, our cost of refinancing our fixed rate debts when they become due and our ability to make or sustain distributions to our shareholders.

•
Property values are often determined, in part, based upon a capitalization of rental income formula. When market interest rates increase, property investors often demand higher capitalization rates and that causes property values to decline. Increases in interest rates could lower the value of our properties and cause the value of our securities to decline.

Ownership of real estate is subject to environmental risks and liabilities.
Ownership of real estate is subject to risks associated with environmental hazards. Under various laws, owners as well as tenants and operators of real estate may be required to investigate and clean up or remove hazardous substances present at or migrating from properties they own, lease or operate and may be held liable for property damage or personal injuries that result from hazardous substances. These laws also expose us to the possibility that we may become liable to government agencies or third parties for costs and damages they incur in connection with hazardous substances. The costs and damages that may arise from environmental hazards are difficult to assess and estimate for numerous reasons, including uncertainty about the extent of contamination, alternative treatment methods that may be applied, the location of the property which subjects it to differing local laws and regulations and their interpretations, as well as the time it may take to remediate contamination. In addition, these laws also impose various requirements regarding the operation and maintenance of properties and recordkeeping and reporting requirements relating to environmental matters that require us or the tenants of our properties to incur costs to comply with.
In addition, certain of our buildings contain asbestos. We believe any asbestos in our buildings is contained in accordance with applicable laws and regulations, and we have no current plans to remove it. If we remove the asbestos or renovate or demolish the affected properties, certain environmental regulations govern the manner in which the asbestos must be handled and removed, and we could incur substantial costs complying with such regulations.
We may incur substantial liabilities and costs for environmental matters.
We may incur environmental liabilities at our leased properties and our tenants may not indemnify us for those costs.
Our leases with non-government tenants generally require our tenants to operate in compliance with applicable law and to indemnify us against any environmental liabilities arising from their activities on our properties; however, applicable law may subject us to strict liability by virtue of our property ownership interests, and our tenants may fail to indemnify us for environmental liabilities we incur. The U.S. Government is not required to indemnify us for environmental hazards they create at our properties and therefore could hold us liable for environmental hazards they create at our properties and we could have no recourse to them.
Ownership of real estate is subject to risks from adverse weather and climate events.
Severe weather may have an adverse effect on certain properties we own. Flooding caused by rising sea levels and severe weather events, including hurricanes, tornadoes and widespread fires, may have an adverse effect on properties we own and result in significant losses to us and interruption of our business. When major weather or climate-related events, such as hurricanes, floods and wildfires, occur at or near our properties, our tenants may need to suspend operations of the impacted property until the event has ended and the property is then ready for operation. We or the tenants of our properties may incur significant costs and losses as a result of these activities, both in terms of operating, preparing and repairing our properties in anticipation of, during and after a severe weather or climate-related event and in terms of potential lost business due to the interruption in operating our properties. Our insurance and our tenants’ insurance may not adequately compensate us or them for these costs and losses.

Also, concerns about climate change have resulted in various treaties, laws and regulations that are intended to limit carbon emissions and address other environmental concerns. These and other laws may cause energy or other costs at our properties to increase. Laws enacted to mitigate climate change may make some of our buildings obsolete or cause us to make material investments in our properties, which could materially and adversely affect our financial condition or the financial condition of our tenants and their ability to pay rent to us and cause the value of our securities to decline.

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
RMR LLC relies on information technology and systems, including the Internet, commercially available software and its internally developed applications, to process, transmit, store and safeguard information and to manage or support a variety of its business processes (including managing our building systems), including financial transactions and maintenance of records, which may include personal identifying information of employees and tenants and lease data. If RMR LLC experiences material security or other failures, inadequacies or interruptions of its information technology, it could incur material costs and losses and our operations could be disrupted as a result. Further, third party vendors could experience similar events with respect to their information technology and systems that impact the products and services they provide to RMR LLC or us. RMR LLC relies on commercially available systems, software, tools and monitoring, as well as its internally developed applications and internal procedures and personnel, to provide security for processing, transmitting, storing and safeguarding confidential tenant, customer and vendor information, such as personally identifiable information related to its employees and others and information regarding its and our financial accounts. RMR LLC takes various actions, and incurs significant costs, to maintain and protect the operation and security of its information technology and systems, including the data maintained in those systems. However, it is possible that these measures will not prevent the systems’ improper functioning or a compromise in security, such as in the event of a cyberattack or the improper disclosure of personally identifiable information.
Security breaches, computer viruses, attacks by hackers, online fraud schemes and similar breaches can create significant system disruptions, shutdowns, fraudulent transfer of assets or unauthorized disclosure of confidential information. For example, in June 2017, RMR LLC became aware that it had been a victim of criminal fraud in which a person pretending to be a representative of a seller in a property acquisition transaction provided fraudulent money wire instructions that caused money to be wire transferred to an account that was believed to be, but was not, the seller’s account. We were not involved in that transaction and we did not incur any loss from that transaction; however, there may be a risk that similar fraudulent activities could be attempted against us, RMR LLC or others with respect to our assets. The cybersecurity risks to RMR LLC, us and third party vendors are heightened by, among other things, the evolving nature of the threats faced, advances in computer capabilities, new discoveries in the field of cryptography and new and increasingly sophisticated methods used to perpetrate illegal or fraudulent activities against RMR LLC, including cyberattacks, email or wire fraud and other attacks exploiting security vulnerabilities in RMR LLC’s or other third parties’ information technology networks and systems or operations. Any failure to maintain the security, proper function and availability of RMR LLC’s information technology and systems, or certain third party vendors’ failure to similarly protect their information technology and systems that are relevant to RMR LLC’s or our operations, or to safeguard RMR LLC’s or our business processes, assets and information could result in financial losses, interrupt RMR LLC’s operations, damage RMR LLC’s reputation, cause RMR LLC to be in default of material contracts and subject RMR LLC to liability claims or regulatory penalties, any of which could materially and adversely affect our business and the value of our securities.
Current government policies regarding interest rates and trade as well as any prolonged government shutdown may cause a recession.
The U.S. Federal Reserve policy regarding the timing and amount of future increases in interest rates, changing U.S. and other countries’ trade policies and a prolonged U.S. government shutdown may hinder the growth of the U.S. economy. It is unclear whether the U.S. economy will be able to withstand these challenges and continue sustained growth. Economic weakness in the U.S. economy generally or a new U.S. recession would likely adversely affect our financial condition and that of our tenants, could adversely impact the ability of our tenants to renew our leases or pay rent to us, and may cause the values of our properties and of our securities to decline.
Bankruptcy law may adversely impact us.
The occurrence of a tenant bankruptcy could reduce the rent we receive from such tenant’s lease. If a tenant becomes bankrupt, federal law may prohibit us from evicting such tenant based solely upon its bankruptcy. In addition, a bankrupt tenant may be authorized to reject and terminate its lease with us. Any claims against a bankrupt tenant for unpaid future rent would be subject to statutory limitations that may be substantially less than the contractually specified rent we are owed under the lease, and any claim we have for unpaid past rent may not be paid in full.
Some of our tenants do not have credit ratings.
As of December 31, 2018, 23.6% of our tenants are not rated by any nationally recognized credit rating organization. It is more difficult to assess the ability of a tenant that is not rated to meet its obligations than that of a rated tenant. Moreover, tenants may be rated when we enter leases with them but their ratings may be later lowered or terminated during the term of the leases. Because we now have a greater number of unrated tenants, we may experience a higher percentage of tenant defaults than we would have had prior to the FPO Transaction and the SIR Merger or than landlords who have a higher percentage of highly rated tenants.
Our use of joint ventures may limit our flexibility with jointly owned investments.
As part of the FPO Transaction, we acquired three buildings which are owned by joint ventures with unrelated third parties, and we may in the future acquire, develop or recapitalize properties in joint ventures with other persons or entities. Our participation in these joint ventures is subject to risks, including the following:

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
We or our tenants are responsible for the costs of insurance coverage for our properties, including for casualty, liability, fire, extended coverage and rental or business interruption loss insurance. In the future, we may acquire additional properties for which we are responsible for the costs of insurance. Losses of a catastrophic nature, such as those caused by hurricanes, flooding, volcanic eruptions and earthquakes, among other things, may be covered by insurance policies with limitations such as large deductibles or co-payments that we may not be able to pay. Insurance proceeds may not be adequate to restore an affected property to its condition prior to a loss or to compensate us for our losses, including the loss of future revenues from an affected property. Similarly, our other insurance, including our general liability insurance, may not provide adequate insurance to cover our losses. In addition, we do not have any insurance to limit losses that we may incur as a result of known or unknown environmental conditions.

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
A prolonged U.S. government shutdown may adversely impact our business and cash position.
As of December 31, 2018, leases with U.S. government tenants represented 25.6% of our annualized rental income. Under these leases, the tenants pay us rent monthly in arrears. If the U.S. government experiences a prolonged shutdown, these tenants may not pay us rent during the pendency of the shutdown. Although we expect that these tenants would pay us any outstanding rents after the shutdown ends, our available cash and leverage targets may be adversely impacted during the period we do not receive rents from these tenants. During the pendency of the shutdown, we may need to borrow amounts under our revolving credit facility or seek alternative financing, which we may not be able to receive timely or on reasonable terms. A failure to receive rents from our government tenants during a government shutdown may impair our ability to fund our operations and investments, pay our debt obligations, make capital expenditures and pay distributions to our shareholders. Moreover, some of our tenants are government contractors that rely on government business. If a government shutdown results in our government contractor tenants not paying us rent, the negative impact on us from a government shutdown may be compounded.
Changes in lease accounting standards may materially and adversely affect us.
The Financial Accounting Standards Board, or FASB, adopted new accounting rules that are effective for fiscal years ending after December 2018, which require companies to capitalize substantially all leases on their balance sheets by recognizing a lessee’s rights and obligations. Many companies that account for certain leases on an “off balance sheet” basis are now required to account for such leases “on balance sheet.” This change removes many of the differences in the way companies account for owned property and leased property and could have a material effect on various aspects of our tenants’ businesses, including the appearance of their credit quality and other factors they consider in deciding whether to own or lease properties. These rules could cause companies that lease properties to prefer shorter lease terms in an effort to reduce the leasing liability required to be recorded on their balance sheets or some companies may decide to prefer property ownership to leasing. Such decisions by our current or prospective tenants may adversely impact our business and the value of our securities.
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
Risks Related to Our Relationships with RMR Inc. and RMR LLC.
We are dependent upon RMR LLC to manage our business and implement our growth strategy.
We have no employees. Personnel and services that we require are provided to us by RMR LLC pursuant to our management agreements with RMR LLC. Our ability to achieve our business objectives depends on RMR LLC and its ability to effectively manage our properties, to appropriately identify and complete our acquisitions and dispositions and to execute our growth strategy. Accordingly, our business is dependent upon RMR LLC’s business contacts, its ability to successfully hire, train, supervise and manage its personnel and its ability to maintain its operating systems. If we lose the services provided by RMR LLC or its key personnel, our business and growth prospects may decline. We may be unable to duplicate the quality and depth of management available to us by becoming internally managed or by hiring another manager. In the event RMR LLC is unwilling or unable to continue to provide management services to us, our cost of obtaining substitute services may be greater than the fees we pay RMR LLC under our management agreements, and as a result our expenses may increase.

RMR LLC has broad discretion in operating our day to day business.
Our manager, RMR LLC, is authorized to follow broad operating and investment guidelines and, therefore, has discretion in identifying the properties that will be appropriate investments for us, as well as our individual operating and investment decisions. Our Board of Trustees periodically reviews our operating and investment guidelines and our operating activities and investments but it does not review or approve each decision made by RMR LLC on our behalf. In addition, in conducting periodic reviews, our Board of Trustees relies primarily on information provided to it by RMR LLC. RMR LLC may exercise its discretion in a manner that results in investment returns that are substantially below expectations or that results in losses.
Our management structure and agreements and relationships with RMR LLC and RMR LLC’s and its controlling shareholder's relationships with others may create conflicts of interest, or the appearance of such conflicts, and may restrict our investment activities.
RMR LLC is a subsidiary of RMR Inc. One of our Managing Trustees, Adam Portnoy, as the sole trustee of ABP Trust, is the controlling shareholder of RMR Inc. and is a managing director and the president and chief executive officer of RMR Inc. and an officer and employee of RMR LLC. RMR LLC or its subsidiary also acts as the manager for four other Nasdaq listed REITs: HPT, which owns hotels and travel centers; ILPT, which owns industrial and logistics properties; SNH, which primarily owns healthcare, senior living properties and medical office buildings; and TRMT, which primarily originates and invests in first mortgage loans secured by middle market and transitional commercial real estate. RMR LLC also provides services to other publicly and privately owned companies, including: Five Star, which operates senior living communities; TA, which operates and franchises travel centers, truck repair facilities and restaurants; and Sonesta, which operates, manages and franchises hotels, resorts and cruise ships. A subsidiary of RMR LLC is an investment adviser to the RMR Real Estate Income Fund, or RIF, a closed end investment company listed on the NYSE American, which invests in securities of real estate companies that are not managed by RMR LLC.
David Blackman, our other Managing Trustee and our President and Chief Executive Officer, and Jeffrey C. Leer, our Chief Financial Officer and Treasurer, are also officers and employees of RMR LLC. David Blackman is also the president and chief executive officer of TRMT. Messrs. Leer and Blackman have duties to RMR LLC, and Mr. Blackman has duties to TRMT, as well as to us, and we do not have their undivided attention. They and other RMR LLC personnel may have conflicts in allocating their time and resources between us and RMR LLC and other companies to which RMR LLC or its subsidiaries provide services. Our Independent Trustees also serve as independent directors or independent trustees of other public companies to which RMR LLC or its subsidiaries provide management services.
In addition, we may in the future enter into additional transactions with RMR LLC, its affiliates, or entities managed by it or its subsidiaries. In addition to his investments in RMR Inc. and RMR LLC, Adam Portnoy holds equity investments in other companies to which RMR LLC or its subsidiaries provide management services and some of these companies have significant cross ownership interests, including, for example: as of December 31, 2018, Adam Portnoy beneficially owned, in aggregate, 1.5% of our outstanding common shares, 35.7% of Five Star's outstanding common stock, 1.1% of HPT’s outstanding common shares, 1.2% of ILPT’s outstanding common shares, 1.1% of SNH’s outstanding common shares; and 2.2% of RIF’s outstanding common shares; and, through RMR LLC and its subsidiaries, 4.1% of TA’s outstanding common shares and 19.0% of TRMT’s outstanding common shares. Our executive officers may also own equity investments in other companies to which RMR LLC or its subsidiaries provide management services. These multiple responsibilities, relationships and cross ownerships could give rise to conflicts of interest or the perception of such conflicts of interest with respect to matters involving us, RMR Inc., RMR LLC, our Managing Trustees, the other companies to which RMR LLC or its subsidiaries provide management services and their related parties. Conflicts of interest or the perception of conflicts of interest could have a material adverse impact on our reputation, business and the market price of our common shares and other securities and we may be subject to increased risk of litigation as a result.
In our management agreements with RMR LLC, we acknowledge that RMR LLC may engage in other activities or businesses and act as the manager to any other person or entity (including other REITs) even though such person or entity has investment policies and objectives similar to our policies and objectives and we are not entitled to preferential treatment in receiving information, recommendations and other services from RMR LLC. Accordingly, we may lose investment opportunities to, and may compete for tenants with, other businesses managed by RMR LLC or its subsidiaries. We cannot be sure that our Code of Conduct or our Governance Guidelines, or other procedural protections we adopt will be sufficient to enable us to identify, adequately address or mitigate actual or alleged conflicts of interest or ensure that our transactions with related persons are made on terms that are at least as favorable to us as those that would have been obtained with an unrelated person.

Our management agreements were not negotiated on an arm’s length basis and their fee and expense structure may not create proper incentives for RMR LLC, which may increase the risk of an investment in our common shares.
As a result of our relationships with RMR LLC and its current and former controlling shareholder(s), our management agreements were not negotiated on an arm’s length basis between unrelated parties, and therefore the terms, including the fees payable to RMR LLC, may not be as favorable to us as they would have been if they were negotiated on an arm’s length basis between unrelated parties. Our property management fees are calculated based on rents we receive and construction supervision fees for construction at our properties overseen and managed by RMR LLC, and our base business management fee is calculated based upon the lower of the historical costs of our real estate investments and our market capitalization. We pay RMR LLC substantial base management fees regardless of our financial results. These fee arrangements could incentivize RMR LLC to pursue acquisitions, capital transactions, tenancies and construction projects or to avoid disposing of our assets in order to increase or maintain its management fees and might reduce RMR LLC’s incentive to devote its time and effort to seeking investments that provide attractive returns for us. If we do not effectively manage our investment, disposition and capital transactions and leasing, construction and other property management activities, we may pay increased management fees without proportional benefits to us. In addition, we are obligated under our management agreements to reimburse RMR LLC for employment and related expenses of RMR LLC’s employees assigned to work exclusively or partly at our properties, our share of the wages, benefits and other related costs of RMR LLC’s centralized accounting personnel and our share of RMR LLC’s costs for providing our internal audit function. We are also required to pay for third party costs incurred with respect to us. Our obligation to reimburse RMR LLC for certain of its costs and to pay third party costs may reduce RMR LLC’s incentive to efficiently manage those costs, which may increase our costs.
The termination of our management agreements may require us to pay a substantial termination fee, including in the case of a termination for unsatisfactory performance, which may limit our ability to end our relationship with RMR LLC.
The terms of our management agreements with RMR LLC automatically extend on December 31st of each year so that such terms thereafter end on the 20th anniversary of the date of the extension. We have the right to terminate these agreements: (1) at any time on 60 days’ written notice for convenience, (2) immediately upon written notice for cause, as defined in the agreements, (3) on written notice given within 60 days after the end of any applicable calendar year for a performance reason, as defined in the agreements, and (4) by written notice during the 12 months following a manager change of control, as defined in the agreements. However, if we terminate a management agreement for convenience, or if RMR LLC terminates a management agreement with us for good reason, as defined in such agreement, we are obligated to pay RMR LLC a termination fee in an amount equal to the sum of the present values of the monthly future fees, as defined in the applicable agreement, payable to RMR LLC for the term that was remaining before such termination, which, depending on the time of termination, would be between 19 and 20 years. Additionally, if we terminate a management agreement for a performance reason, as defined in the agreement, we are obligated to pay RMR LLC the termination fee calculated as described above, but assuming a remaining term of 10 years. These provisions substantially increase the cost to us of terminating the management agreements without cause, which may limit our ability to end our relationship with RMR LLC as our manager. The payment of the termination fee could have a material adverse effect on our financial condition, including our ability to pay dividends to our shareholders.
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
In June 2015, we participated in a transaction with RMR Inc., RMR LLC, ABP Trust, SIR and two other REITs to which RMR LLC then provided management services in which, among other things, we acquired 1,541,201 and SIR acquired 3,166,891 shares of RMR Inc.’s class A common stock, ABP Trust acquired 700,000 of our common shares and 880,000 of SIR’s common shares and we and SIR amended our management agreements with RMR LLC and extended them for continuing 20 year terms, or the Up-C Transaction. In December 2015, we and SIR distributed 768,032 and 1,580,055, respectively, of the shares of RMR Inc.’s class A common stock that we and SIR received in the Up-C Transaction pro rata to our respective shareholders. As of February 25, 2019, we owned 2,801,061 shares of RMR Inc.’s class A common stock. We believe the Up-C Transaction provided several benefits to us, including an attractive investment in the equity securities of RMR Inc., the further alignment of the interests of RMR LLC and Adam Portnoy with our interests and greater transparency for us and our shareholders into the compensation practices and financial and operating results of RMR LLC. However, our investment in RMR Inc. is subject to various risks, including the highly competitive nature of RMR LLC’s business, the limited public market for RMR Inc.’s securities and the super-voting common shares of RMR Inc. that provide Adam Portnoy with the ability to determine the outcome of all matters requiring RMR Inc. shareholder approval, among others, which may result in us not realizing the benefits we expect from the Up-C Transaction. For further information on the Up-C Transaction, see Note 7 to the Notes to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
We are and have been party to transactions with related parties that may increase the risk of allegations of conflicts of interest, and such allegations may impair our ability to realize the benefits we expect from these transactions.
We are and have been party to transactions with related parties, including with entities controlled by Adam Portnoy or to which RMR LLC or its subsidiaries provide or provided management services. Our agreements with related parties or in respect of transactions among related parties may not be or have been on terms as favorable to us as they would have been if they had been negotiated among unrelated parties. We are subject to the risk that our shareholders, the former shareholders of SIR, or the shareholders of RMR Inc. or other related parties may challenge any such related party transactions and the agreements entered into as part of them. If such a challenge were to be successful, we might not realize the benefits expected from the transactions being challenged. Moreover, any such challenge could result in substantial costs and a diversion of our management’s attention, could have a material adverse effect on our reputation, business and growth and could adversely affect our ability to realize the benefits expected from the transactions, whether or not the allegations have merit or are substantiated.
We may be at an increased risk for dissident shareholder activities due to perceived conflicts of interest arising from our management structure and relationships.
Companies with business dealings with related persons and entities may more often be the target of dissident shareholder trustee nominations, dissident shareholder proposals and shareholder litigation alleging conflicts of interest in their business dealings. Our relationships with RMR Inc., RMR LLC, AIC, the other companies to which RMR LLC or its subsidiaries provide management services, Adam Portnoy and other related persons of RMR LLC, including the interests of certain of our and SIR's former trustees and executive officers and RMR LLC in the SIR Merger and the other transactions contemplated by the SIR Merger Agreement, have precipitated and may precipitate such activities, including shareholder litigation which results in substantial costs for us even if the shareholder litigation is without merit or unsuccessful. Certain proxy advisory firms which have significant influence over the voting by shareholders of public companies have, in the past, recommended, and in the future may recommend that shareholders withhold votes for the election of our incumbent Trustees, vote against our say on pay vote or other management proposals or vote for shareholder proposals that we oppose. These recommendations by proxy advisory firms in the future may affect the outcome of future Board of Trustees elections and votes on our say on pay, which may increase shareholder activism and litigation. These activities, if instituted against us, could result in substantial costs, and diversion of our management’s attention and could have a material adverse impact on our reputation and business.
We may experience losses from our business dealings with AIC.
We, ABP Trust and five other companies to which RMR LLC provides management services each own 14.3% of AIC, and we have invested approximately $6.0 million in AIC. We and those other AIC shareholders participate in a combined property insurance program arranged and insured or reinsured in part by AIC and we periodically consider the possibilities for expanding our relationship with AIC to other types of insurance. Our principal reason for investing in AIC and for purchasing insurance in these programs is to seek to improve our financial results by obtaining improved insurance coverages at lower costs than may be otherwise available to us or by participating in any profits which we may realize as an owner of AIC. While we believe we have in the past benefitted from these arrangements, these beneficial financial results may not occur in the future, and we may need to invest additional capital in order to continue to pursue these results. AIC’s business involves the risks typical of an insurance business, including the risk that it may not operate profitably. Accordingly, financial benefits from our business dealings with AIC may not be achieved in the future, and we may experience losses from these dealings.
Risks Related to Our Organization and Structure
Ownership limitations and certain provisions in our declaration of trust, bylaws and agreements as well as certain provisions of Maryland law, may deter, delay or prevent a change in our control or unsolicited acquisition proposals.
Our declaration of trust prohibits any shareholder other than RMR LLC and its affiliates (as defined under Maryland law) and certain persons who have been exempted by our Board of Trustees from owning, directly and by attribution, more than 9.8% of the number or value of shares (whichever is more restrictive) of any class or series of our outstanding shares of beneficial interest, including our common shares. This provision of our declaration of trust is intended to, among other purposes, assist with our REIT compliance under the IRC and otherwise promote our orderly governance. However, this provision may also inhibit acquisitions of a significant stake in us and may deter, delay or prevent a change in control of us or unsolicited acquisition proposals that a shareholder may consider favorable. Additionally, provisions contained in our declaration of trust and bylaws or under Maryland law may have a similar impact, including, for example, provisions relating to:

•	the division of our Trustees into three classes, with the term of one class expiring each year, which could delay a change of control of us;

•	limitations on shareholder voting rights with respect to certain actions that are not approved by our Board of Trustees;

•	the authority of our Board of Trustees, and not our shareholders, to adopt, amend or repeal our bylaws and to fill vacancies on our Board of Trustees;

•	shareholder voting standards which require a supermajority for approval of certain actions;

•	the fact that only our Board of Trustees, or, if there are no Trustees, our officers, may call shareholder meetings and that shareholders are not entitled to act without a meeting;

•
required qualifications for an individual to serve as a Trustee and a requirement that certain of our Trustees be “Managing Trustees” and other Trustees be “Independent Trustees,” as defined in our governing documents;

•	limitations on the ability of our shareholders to propose nominees for election as Trustees and propose other business to be considered at a meeting of our shareholders;

•	limitations on the ability of our shareholders to remove our Trustees;

•
the authority of our Board of Trustees to create and issue new classes or series of shares (including shares with voting rights and other rights and privileges that may deter a change in control) and issue additional common shares;

•
restrictions on business combinations between us and an interested shareholder that have not first been approved by our Board of Trustees (including a majority of Trustees not related to the interested shareholder); and the authority of our Board of Trustees, without shareholder approval, to implement certain takeover defenses.

In addition, our shareholders agreement with respect to AIC provides that AIC and the other shareholders of AIC may have rights to acquire our interests in AIC in the event that anyone acquires more than 9.8% of our shares or we experience some other change in control.
Our ownership interest in AIC may prevent shareholders from accumulating a large stake in us, from nominating or serving as Trustees, or from taking actions to otherwise control our business.
As an owner of AIC, we are licensed and approved as an insurance holding company, and any shareholder who owns or controls 10% or more of our securities or anyone who wishes to solicit proxies for election of, or to serve as, one of our Trustees or for another proposal of business not approved by our Board of Trustees may be required to receive pre-clearance from the concerned insurance regulators. These pre-approval procedures may discourage or prevent investors from purchasing our securities, from nominating persons to serve as our Trustees or from taking other actions.
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

Our declaration of trust authorizes us, and our bylaws and indemnification agreements require us, to indemnify, to the maximum extent permitted by Maryland law, any present or former Trustee or officer who is made or threatened to be made a party to a proceeding by reason of his or her service in those and certain other capacities. In addition, we may be obligated to pay or reimburse the expenses incurred by our present and former Trustees and officers without requiring a preliminary determination of their ultimate entitlement to indemnification. As a result, we and our shareholders may have more limited rights against our present and former Trustees and officers than might otherwise exist absent the provisions in our declaration of trust, bylaws and indemnification agreements or that might exist with other companies, which could limit our shareholders' recourse in the event of actions not in their best interest.
Shareholder litigation against us or our Trustees, officers, manager, other agents or employees may be referred to mandatory arbitration proceedings, which follow different procedures than in-court litigation and may be more restrictive to shareholders asserting claims than in-court litigation.
Our shareholders agree, by virtue of becoming shareholders, that they are bound by our governing documents, including the arbitration provisions of our declaration of trust and bylaws, as they may be amended from time to time. Our governing documents provide that certain actions by one or more of our shareholders against us or any of our Trustees, officers, manager or other agents or employees, other than disputes, or any portion thereof, regarding the meaning, interpretation or validity of any provision of our declaration of trust or bylaws, will be referred to mandatory, binding and final arbitration proceedings if we, or any other party to such dispute, including any of our Trustees, officers, manager, other agents or employees unilaterally so demands. As a result, we and our shareholders would not be able to pursue litigation in state or federal court against us or our Trustees, officers, manager, other agents or employees, including, for example, claims alleging violations of federal securities laws or breach of fiduciary duties or similar director or officer duties under Maryland law, if we or any of our Trustees, officers, manager, other agents or employees against whom the claim is made unilaterally demands the matter be resolved by arbitration. Instead, our shareholders would be required to pursue such claims through binding and final arbitration.
Our governing documents provide that such arbitration proceedings would be conducted in accordance with the procedures of the Commercial Arbitration Rules of the American Arbitration Association, as modified in our bylaws. These procedures may provide materially more limited rights to our shareholders than litigation in a federal or state court. For example, arbitration in accordance with these procedures does not include the opportunity for a jury trial, document discovery is limited, arbitration hearings generally are not open to the public, there are no witness depositions in advance of arbitration hearings and arbitrators may have different qualifications or experiences than judges. In addition, although our governing documents’ arbitration provisions contemplate that arbitration may be brought in a representative capacity or on behalf of a class of our shareholders, the rules governing such representation or class arbitration may be different from, and less favorable to shareholders than, the rules governing representative or class action litigation in courts. Our governing documents also generally provide that each party to such an arbitration is required to bear its own costs in the arbitration, including attorneys’ fees, and that the arbitrators may not render an award that includes shifting of such costs or, in a derivative or class proceeding, award any portion of our award to any shareholder or such shareholder’s attorneys. The arbitration provisions of our governing documents may discourage our shareholders from bringing, and attorneys from agreeing to represent our shareholders wishing to bring, litigation against us or our Trustees, officers, manager, other agents or employees. Our agreements with RMR LLC have and SIR’s former bylaws had similar arbitration provisions to those in our governing documents.
We believe that the arbitration provisions in our governing documents are enforceable under both state and federal law, including with respect to federal securities laws claims. We are a Maryland real estate investment trust and Maryland courts have upheld the enforceability of arbitration provisions in governing documents. In addition, the United States Supreme

Court has repeatedly upheld agreements to arbitrate other federal statutory claims, including those that implicate important federal policies. However, some academics, legal practitioners and others are of the view that charter or bylaw provisions mandating arbitration are not enforceable with respect to federal securities laws claims. It is possible that the arbitration provisions of our governing documents may ultimately be determined to be unenforceable.
By agreeing to the arbitration provisions of our governing documents, shareholders will not be deemed to have waived compliance by us with federal securities laws and the rules and regulations thereunder.
Our bylaws designate the Circuit Court for Baltimore City, Maryland as the sole and exclusive forum for certain actions and proceedings that may be initiated by our shareholders, which could limit our shareholders’ ability to obtain a favorable judicial forum for disputes with us or our Trustees, officers, manager, agents or employees.
Our bylaws currently provide that, unless the dispute has been referred to binding arbitration, the Circuit Court for Baltimore City, Maryland will be the sole and exclusive forum for: (1) any derivative action or proceeding brought on our behalf; (2) any action asserting a claim for breach of a fiduciary duty owed by any Trustee, officer, manager, agent or employee of ours to us or our shareholders; (3) any action asserting a claim against us or any Trustee, officer, manager, agent or employee of ours arising pursuant to Maryland law, our declaration of trust or bylaws brought by or on behalf of a shareholder, either on his, her or its own behalf, on behalf of the Trust or on behalf of any series or class of shares of beneficial interest of the Trust or shareholders against the Trust or any Trustee, officer, manager, agent or employee of the Trust, including any disputes, claims or controversies relating to the meaning, interpretation, effect, validity, performance or enforcement of the declaration of trust or these bylaws; or (4) any action asserting a claim against us or any Trustee, officer, manager, agent or employee of ours that is governed by the internal affairs doctrine. Our bylaws currently also provide that the Circuit Court for Baltimore City, Maryland will be the sole and exclusive forum for any dispute, or portion thereof, regarding the meaning, interpretation or validity of any provision of our declaration of trust or bylaws. The exclusive forum provision of our bylaws does not apply to any action for which the Circuit Court for Baltimore City, Maryland does not have jurisdiction or to a dispute that has been referred to binding arbitration in accordance with our bylaws. The exclusive forum provision of our bylaws does not establish exclusive jurisdiction in the Circuit Court for Baltimore City, Maryland for claims that arise under the Securities Act, the Exchange Act or other federal securities laws if there is exclusive or concurrent jurisdiction in the federal courts. Any person or entity purchasing or otherwise acquiring or holding any interest in our shares of beneficial interest shall be deemed to have notice of and to have consented to these provisions of our bylaws, as they may be amended from time to time. The arbitration and exclusive forum provisions of our bylaws may limit a shareholder’s ability to bring a claim in a judicial forum that the shareholder believes is favorable for disputes with us or our Trustees, officers, manager, other agents or employees, which may discourage lawsuits against us and our Trustees, officers, manager, other agents or employees. SIR’s former bylaws had similar exclusive forum provisions to those in our bylaws.
We may change our operational, financing and investment policies without shareholder approval and we may become more highly leveraged, which may increase our risk of default under our debt obligations.
Our Board of Trustees determines our operational, financing and investment policies and may amend or revise our policies, including our policies with respect to our intention to remain qualified for taxation as a REIT, acquisitions, dispositions, growth, operations, indebtedness, capitalization and distributions, or approve transactions that deviate from these policies, without a vote of, or notice to, our shareholders. Policy changes could adversely affect the market price of our common shares and our ability to make distributions to our shareholders. Further, our organizational documents do not limit the amount or percentage of indebtedness, funded or otherwise, that we may incur. Our Board of Trustees may alter or eliminate our current policy on borrowing at any time without shareholder approval. If this policy changes, we could become more highly leveraged, which could result in an increase in our debt service costs. Higher leverage also increases the risk of default on our obligations. In addition, a change in our investment policies, including the manner in which we allocate our resources across our portfolio or the types of assets in which we seek to invest, may increase our exposure to interest rate risk, real estate market fluctuations and liquidity risk.
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

We may incur adverse tax consequences as a result of our merger and acquisition transactions.
We received opinions of counsel that each of SIR and FPO, respectively, were organized and operated in conformity with the requirements for qualification and taxation as a REIT under the IRC prior to the time that we acquired those entities. If, contrary to those opinions, either SIR or FPO failed to qualify for taxation as a REIT under the IRC, then we may inherit significant tax liabilities as a result of those transactions because, as the successor by merger to SIR and FPO, we would generally inherit any corporate income tax liabilities of those entities, including penalties and interest.
If it is determined that one or both of SIR and FPO failed to satisfy one or more of the REIT qualification requirements before the applicable merger into us, the IRS might allow us, as successor, to utilize remedial provisions under the IRC to remediate the REIT compliance failure. However, if and to the extent remedial provisions are available to us to address any REIT qualification matter stemming from the periods before we acquired SIR or FPO, we may have to expend significant resources in connection with such remediation, including, among other things, (a) required distribution payments to shareholders and associated interest payments to the IRS, and (b) tax and interest payments to the IRS and state and local tax authorities.
The failure of SIR or FPO to qualify for taxation as a REIT under the IRC for the applicable periods prior to or including the time we acquired these entities and our efforts to remedy any such failure could have a material adverse effect on our financial condition and results of operations.
Legislative or other actions affecting REITs could materially and adversely affect us and our shareholders.
The rules dealing with U.S. federal, state, and local taxation are constantly under review by persons involved in the legislative process and by the IRS, the U.S. Department of the Treasury, and other taxation authorities. Changes to the tax laws, with or without retroactive application, could materially and adversely affect us and our shareholders. We cannot predict how changes in the tax laws might affect us or our shareholders. New legislation, Treasury regulations, administrative interpretations or court decisions could significantly and negatively affect our ability to qualify or to remain qualified for taxation as a REIT or the tax consequences of such qualification.
In addition, December 2017 legislation made substantial changes to the IRC. Among those changes are a significant permanent reduction in the generally applicable corporate income tax rate and the modification of tax policies, credits and deductions for businesses and individuals.  This legislation also imposes additional limitations on the deduction of net operating losses, which may in the future cause us to make additional distributions that will be taxable to our shareholders to the extent of our current or accumulated earnings and profits in order to comply with the REIT distribution requirements. The effect of these and other changes made in this legislation is still uncertain in many respects, both in terms of their direct effect on the taxation of an investment in our common shares and their indirect effect on the value of properties owned by us. Furthermore, many of the provisions of the new law will require additional guidance in order to assess their effect. It is also possible that there will be technical corrections legislation proposed with respect to the new law, the effect of which cannot be predicted and may be adverse to us or our shareholders.
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

•
the timing and amount of any distributions will be determined at the discretion of our Board of Trustees and will depend on various factors that our Board of Trustees deems relevant, including our financial condition, our results of operations, our liquidity, our capital requirements, our FFO, our Normalized FFO, restrictive covenants in our financial or other contractual arrangements, general economic conditions in the United States, requirements under the IRC to remain qualified for taxation as a REIT and restrictions under the laws of Maryland.

For example, our annual distribution rate is lower than our and SIR’s combined rates prior to the SIR Merger due to various reasons, including liquidity constraints due to our expected capital expenditures, changes in cash requirements, cash flow and our financial position.
For the above reasons, among others, our distribution rate may decline further or we may cease making distributions to our shareholders.
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

We believe that one of the factors that investors consider important in deciding whether to buy or sell equity securities of a REIT is the distribution rate, considered as a percentage of the price of the equity securities, relative to market interest rates. Interest rates have been at historically low levels for an extended period of time. There is a general market perception that REIT shares outperform in low interest rate environments and underperform in rising interest rate environments when compared to the broader market. Recently, there have been some modest signs of inflationary price movements, and the U.S. Federal Reserve has been raising the federal funds rate since December 2016. Previously, the U.S. Federal Reserve had indicated that it expected to raise the federal funds rate further in 2019, although it recently indicated that it may delay making those increases. If market interest rates continue to increase, or if there continues to be market expectation of such increases, prospective purchasers of REIT equity securities may want to achieve a higher distribution rate. Thus, higher market interest rates, or the expectation of higher interest rates, could cause the value of our securities to decline.
Further issuances of equity securities may be dilutive to current shareholders.
The interests of our existing shareholders could be diluted if we issue additional equity securities to finance future acquisitions or to repay indebtedness. For example, in the SIR Merger, we issued a significant number of additional common shares of beneficial interest. Our ability to execute our business strategy depends on our access to an appropriate blend of debt financing, which may include secured and unsecured debt, and equity financing, which may include common and preferred shares.
The Notes are structurally subordinated to the payment of all indebtedness and other liabilities and any preferred equity of our subsidiaries.
We are the sole obligor on our outstanding senior unsecured notes, and our outstanding senior unsecured notes and any notes or other debt securities we may issue in the future, or, together with our outstanding senior unsecured notes, the Notes, and such Notes are not, and any Notes we may issue in the future may not be guaranteed by any of our subsidiaries. Our subsidiaries are separate and distinct legal entities and have no obligation, contingent or otherwise, to pay any amounts due on the Notes, or to make any funds available therefor, whether by dividend, distribution, loan or other payments. The rights of holders of Notes to benefit from any of the assets of our subsidiaries are subject to the prior satisfaction of claims of our subsidiaries’ creditors and any preferred equity holders. As a result, the Notes are, and, except to the extent that future Notes are guaranteed by our subsidiaries, will be, structurally subordinated to all of the debt and other liabilities and obligations of our subsidiaries, including guarantees of other indebtedness of ours, payment obligations under lease agreements, trade payables and preferred equity. As of December 31, 2018, our subsidiaries had total indebtedness and other liabilities (excluding security and other deposits and guaranties) of $427.8 million.
The Notes are unsecured and effectively subordinated to all of our existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness.
The outstanding Notes are not secured and any Notes we may issue in the future may not be secured. Upon any distribution to our creditors in a bankruptcy, liquidation, reorganization or similar proceeding relating to us or our property, the holders of our secured debt will be entitled to exercise the remedies available to a secured lender under applicable law and pursuant to the instruments governing such debt and to be paid in full from the assets securing that secured debt before any payment may be made with respect to Notes that are not secured by those assets. In that event, because such Notes will not be secured by any of our assets, it is possible that there will be no assets from which claims of holders of such Notes can be satisfied or, if any assets remain, that the remaining assets will be insufficient to satisfy those claims in full. If the value of such remaining assets is less than the aggregate outstanding principal amount of such Notes and accrued interest and all future debt ranking equally with such Notes, we will be unable to fully satisfy our obligations under such Notes. In addition, if we fail to meet our payment or other obligations under our secured debt, the holders of that secured debt would be entitled to foreclose on our assets securing that secured debt and liquidate those assets. Accordingly, we may not have sufficient funds to pay amounts due on such Notes. As a result, noteholders may lose a portion or the entire value of their investment in such Notes. Further, the terms of the outstanding Notes permit, and the terms of any Notes we may issue in the future may permit us to incur additional secured indebtedness subject to compliance with certain debt ratios. The Notes that are not secured will be effectively subordinated to any such additional secured indebtedness. As of December 31, 2018, we had $335.2 million in secured mortgage debt.
There may be no public market for certain of the Notes, and one may not develop, be maintained or be liquid.
We have not applied for listing of certain of the Notes on any securities exchange or for quotation on any automatic dealer quotation system, and we may not do so for Notes issued in the future. We cannot be sure that the liquidity of any market that may develop for such Notes, the ability of any holder to sell such Notes or the price at which holders would be able to sell such Notes. If a market for such Notes does not develop, holders may be unable to resell such Notes for an extended period of time, if at all. If a market for such Notes does develop, it may not continue or it may not be sufficiently liquid to allow holders to resell such Notes. Consequently, holders of the Notes may not be able to liquidate their investment readily, and lenders may not readily accept such Notes as collateral for loans.
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
The outstanding Notes are rated by two rating agencies and any Notes we may issue in the future may be rated by one or more rating agencies. These credit ratings are continually reviewed by rating agencies and may change at any time based upon, among other things, our results of operations and financial condition. In June 2017, both Moody’s Investors Service, or Moody’s, and Standard & Poor’s Ratings Services published reviews of our credit ratings and assigned negative outlooks to our ratings. These negative outlooks imply that our credit ratings may be downgraded to below “investment grade.” If our credit ratings are downgraded, we may have difficulty accessing debt capital markets to meet our obligations and the costs of any debt we do obtain may be increased. For example, the interest rates we are required to pay on our revolving credit facility and our other floating rate debt obligations will increase if our credit ratings are downgraded. We intend to sell some assets, to pay certain debt, to otherwise adjust our capital structure and to take other actions which we believe may avoid any credit ratings downgrade; however, we cannot be sure that these efforts will be successful to avoid our credit ratings being downgraded. Negative changes in the ratings assigned to our debt securities could have an adverse effect on the market price of the Notes and our cost and availability of capital, which could in turn have a material adverse effect on our results of operations and our ability to satisfy our debt service obligations.

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
Item 1B. Unresolved Staff Comments

None.

 Item 2. Properties
As of December 31, 2018, our wholly owned properties were comprised of 247 buildings located in 38 states and the District of Columbia containing approximately 31.9 million rentable square feet and had a noncontrolling ownership interest in three buildings containing approximately 0.4 million rentable square feet through two unconsolidated joint ventures in which we own 50% and 51% interests. The following table provides certain information about our properties as of December 31, 2018 (dollars in thousands):

Consolidated Properties

State	Number of Buildings	Undepreciated Carrying Value (1)	Depreciated Carrying Value (1)	Annualized Rental Income (2)
Alabama	7	$84,968	$81,802	$20,608
Arizona	6	35,886	34,860	8,960
California	28	517,886	453,431	79,014
Colorado	7	97,576	79,522	20,209
Connecticut	1	1,978	1,978	1,281
District of Columbia	7	526,967	476,660	60,896
Florida	3	56,551	48,054	9,934
Georgia	10	200,281	169,325	30,276
Hawaii (3)	1	2,008	2,008	—
Iowa	1	10,730	10,730	3,283
Idaho	3	33,238	28,367	4,689
Illinois	5	98,902	95,801	30,213
Indiana	5	95,394	81,969	13,320
Kansas	2	20,188	16,879	5,837
Kentucky	2	17,329	15,563	3,936
Maryland	17	321,799	277,712	45,941
Massachusetts	8	109,444	93,966	17,699
Michigan	2	27,625	23,695	4,460
Minnesota	1	8,222	4,748	1,126
Mississippi	1	26,136	22,036	3,997
Missouri	3	83,563	77,425	22,835
Nebraska	2	19,631	19,631	4,201
New Hampshire	1	18,621	15,242	2,439
New Jersey	4	94,827	86,818	20,936
New York	6	69,142	52,448	11,525
North Carolina	2	20,571	20,571	6,483
Ohio	1	940	940	725
Oregon	1	29,648	24,750	5,162
Pennsylvania	2	37,087	37,087	6,959
South Carolina	4	21,568	17,233	2,961
Tennessee	1	10,565	8,823	2,974
Texas	19	437,011	431,991	76,861
Utah	3	64,827	64,827	12,663
Vermont	1	9,256	7,383	1,129
Virginia	34	586,723	558,373	101,596
Washington	7	126,002	113,049	19,880
West Virginia	1	5,062	2,847	—
Wisconsin	1	5,587	4,706	803
Wyoming	1	10,897	6,239	2,147
Total	211	3,944,636	3,569,489	667,958

Held for sale
District of Columbia	1	46,182	45,734	7,745
Hawaii (3)	1	6,846	6,846	—
Maryland	27	122,966	115,886	20,131
Virginia	7	40,961	40,318	6,413
	36	216,955	208,784	34,289
Grand Total	247	$4,161,591	$3,778,273	$702,247

(1)	Excludes value assigned to real estate intangibles in purchase price allocations.

(2)
Annualized rental income is defined as the annualized contractual base rents from our tenants pursuant to our lease agreements as of December 31, 2018, plus straight line rent adjustments and estimated recurring expense reimbursements to be paid to us, and excluding lease value amortization.

(3)	Leasable land parcel.

At December 31, 2018, 12 of our consolidated buildings with an aggregate undepreciated carrying value of $520.0 million were encumbered by mortgages totaling $335.2 million. The three buildings owned by our unconsolidated joint ventures were encumbered by two mortgages totaling $82.0 million at December 31, 2018. See Note 5 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K for more information regarding our unconsolidated joint ventures.

Item 3. Legal Proceedings
From time to time, we may become involved in litigation matters incidental to the ordinary course of our business. Although we are unable to predict with certainty the eventual outcome of any litigation, we are currently not a party to any litigation which we expect to have a material adverse effect on our business.

Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common shares are traded on Nasdaq (symbol: OPI).

As of February 11, 2019, there were 2,368 shareholders of record of our common shares.

Item 6. Selected Financial Data
The following table sets forth selected financial data for the periods and dates indicated. This data should be read in conjunction with, and is qualified in its entirety by reference to, Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and accompanying notes included in Part IV, Item 15 of this Annual Report on Form 10-K (amounts are in thousands, except per share data).

	Year Ended December 31,
	2018	2017	2016	2015		2014
Income statement data:
Rental income	$426,560	$316,532	$258,180	$248,549		$251,031

Expenses:
Real estate taxes	49,708	37,942	30,703	29,906		28,389
Utility expenses	26,425	20,998	17,269	17,916		19,369
Other operating expenses	89,610	65,349	54,290	50,425		45,982
Depreciation and amortization	162,488	109,588	73,153	68,696		66,593
Loss on impairment of real estate	8,630	9,490	—	—		2,016
Acquisition and transaction related costs	14,508	—	1,191	811		1,344
General and administrative	24,922	18,847	14,897	14,826		15,809
Total expenses	376,291	262,214	191,503	182,580		179,502

Gain on sale of real estate	20,661	—	79	—		—
Dividend income	1,337	1,216	971	811		—
Unrealized loss on equity securities	(7,552)	—	—	—		—
Interest income	639	1,962	158	14		69
Interest expense	(89,865)	(65,406)	(45,060)	(37,008)		(28,048)
Gain (loss) on early extinguishment of debt	(709)	(1,715)	104	34		(1,307)
Loss on distribution to common shareholders of The RMR Group Inc. common stock	—	—	—	(12,368)		—
Income (loss) from continuing operations before income taxes and equity
in net earnings (losses) of investees	(25,220)	(9,625)	22,929	17,452		42,243
Income tax expense	(117)	(101)	(101)	(86)		(117)
Equity in net earnings (losses) of investees	(2,269)	(13)	137	20		87
Income (loss) from continuing operations	(27,606)	(9,739)	22,965	17,386		42,213
Income (loss) from discontinued operations	5,722	21,829	34,878	(227,347)		14,321
Net income (loss)	(21,884)	12,090	57,843	(209,961)		56,534
Preferred units of limited partnership distributions	(371)	(275)	—	—		—
Net income (loss) available for common shareholders	$(22,255)	$11,815	$57,843	$(209,961)		$56,534

Weighted average common shares outstanding (basic)	24,830	21,158	17,763	17,675		15,328
Weighted average common shares outstanding (diluted)	24,830	21,158	17,768	17,675		15,350

Per common share amounts:
Income (loss) from continuing operations (basic and diluted)	$(1.13)	$(0.47)	$1.29	$0.98		$2.75
Income (loss) from discontinued operations (basic and diluted)	$0.23	$1.03	$1.96	$(12.86)		$0.93
Net income (loss) available for common shareholders (basic)	$(0.90)	$0.56	$3.26	$(11.88)		$3.69
Net income (loss) available for common shareholders (diluted)	$(0.90)	$0.56	$3.26	$(11.88)		$3.68
Common distributions paid	$6.88	$6.88	$6.88	$6.88	(1)	$6.88

	As of December 31,
Balance sheet data:	2018	2017	2016	2015		2014
Total real estate investments, gross (2)	$3,944,636	$2,975,721	$1,888,760	$1,696,132		$1,682,480
Real estate investments, net (2)	3,569,489	2,633,873	1,591,956	1,440,253		1,462,689
Total assets	5,238,583	3,703,565	2,385,066	2,168,510		2,419,908
Debt, net	3,254,890	2,245,092	1,381,852	1,145,598		1,077,410
Shareholders' equity	1,778,968	1,330,043	935,004	956,651		1,297,449

(1)	Excludes a non-cash distribution of $0.5136 per share related to the distribution of shares of RMR Inc. class A common stock to our shareholders on December 14, 2015.

(2)	Excludes properties classified as assets held for sale or discontinued operations and properties owned by unconsolidated joint ventures.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following information should be read in conjunction with our Consolidated Financial Statements and accompanying notes included in Part IV, Item 15 of this Annual Report on Form 10-K.
OVERVIEW
We are a REIT organized under Maryland law. As of December 31, 2018, our wholly owned properties were comprised of 247 buildings and we had a noncontrolling ownership interest in three buildings totaling 0.4 million rentable square feet through two unconsolidated joint ventures in which we owned 50% and 51% interests. As of December 31, 2018, our consolidated properties are located in 38 states and the District of Columbia and contain approximately 31.9 million rentable square feet. As of December 31, 2018, our properties were leased to approximately 518 different tenants, with a weighted average remaining lease term (based on annualized rental income) of approximately 5.7 years. The U.S. Government is our largest tenant by annualized rental income and represents approximately 25.6% of our annualized rental income as of December 31, 2018. The term annualized rental income as used herein is defined as the annualized contractual base rents from our tenants pursuant to our lease agreements as of the measurement date, plus straight line rent adjustments and estimated recurring expense reimbursements to be paid to us, and excluding lease value amortization.

Merger with Select Income REIT (dollars in thousands, except per share data)

In September 2018, we and our wholly owned subsidiary, Merger Sub, entered into the SIR Merger Agreement, pursuant to which SIR merged with and into Merger Sub, with Merger Sub continuing as the surviving entity in the SIR Merger. The aggregate transaction value, based on the closing price of our common shares on December 31, 2018 of $6.87 per share (prior to the Reverse Share Split), was approximately $2,415,053, excluding closing costs of $27,497 ($14,508 of which was paid by us and $12,989 of which was paid by SIR) and including the repayment or assumption of $1,719,772 of SIR debt. Pursuant to the terms of the SIR Merger Agreement, SIR shareholders received 1.04 of our newly issued common shares for each common share of SIR, with cash paid in lieu of fractional shares. Following the SIR Merger and the other SIR Transactions, we acquired SIR's property portfolio of 99 buildings with approximately 16.5 million rentable square feet.

As a condition of the SIR Merger, on October 9, 2018, we completed the Secondary Sale, raising net proceeds of $435,125 after deducting underwriting discounts and offering expenses. We used the net proceeds from the Secondary Sale to repay amounts outstanding under our revolving credit facility. We accounted for our investment in SIR under the equity method. As a result of the Secondary Sale, our equity method investment in SIR has been classified in discontinued operations in our Consolidated Financial Statements.

After the SIR Merger, on December 31, 2018, we effected the Reverse Share Split, pursuant to which every four of our common shares issued and outstanding as of the effective time of the Reverse Share Split were converted and reclassified into one of our common shares. The Reverse Share Split reduced the number of our issued and outstanding common shares from 192,331,612 to 48,082,903.

The financial and property data presented in this section as of December 31, 2018 include the assets acquired and liabilities assumed in the SIR Merger; however, our consolidated statements of income (loss) exclude SIR's results of operations for all periods presented.

For more information regarding the SIR Merger and the other SIR Transactions, see Notes 1, 5, 7, 12 and 13 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

FPO Transaction

On October 2, 2017, we completed the FPO Transaction, as a result of which we acquired 72 buildings with 6.0 million rentable square feet and FPO's 50% and 51% interests in two joint ventures that owned three buildings with 0.4 million rentable square feet. The properties we acquired in the FPO Transaction significantly increased our property portfolio and the proportion of our total annualized rental income that we earn from properties located in the metropolitan Washington, D.C. market area, which includes Washington, D.C., Northern Virginia and suburban Maryland.

Consolidated Property Operations
Unless otherwise noted, the data presented in this section exclude three buildings owned by two unconsolidated joint ventures in which we own 50% and 51% interests. See Note 5 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K for more information regarding our unconsolidated joint ventures.

As of December 31, 2018, 91.0% of our rentable square feet was leased, compared to 94.2% of our consolidated rentable square feet as of December 31, 2017.  Occupancy data for our consolidated properties as of December 31, 2018 and 2017 was as follows (square feet in thousands):

	All Consolidated Properties (1)		Comparable Consolidated Properties (2)
	December 31,		December 31,
	2018	2017	2018	2017
Total buildings (3)	247	167	90	90
Total rentable square feet (4)	31,900	17,499	10,904	10,868
Percent leased (5)	91.0%	94.2%	94.0%	95.0%

(1)	Based on consolidated properties we owned on December 31, 2018 and 2017, respectively. 2018 includes the properties acquired in the SIR Merger.

(2)	Based on consolidated properties we owned on December 31, 2018 and which we owned continuously since January 1, 2017. Excludes the properties acquired in the SIR Merger.

(3)	Includes two leasable land parcels.

(4)	Subject to changes when space is re-measured or re-configured for tenants.

(5)
Percent leased includes (i) space being fitted out for tenant occupancy pursuant to our lease agreements, if any, and (ii) space which is leased, but is not occupied or is being offered for sublease by tenants, if any, as of the measurement date.

The average effective rental rate per square foot for our consolidated properties for the years ended December 31, 2018 and 2017 are as follows:

	Year Ended December 31,
Average effective rental rate per square foot (1):	2018	2017
All properties (2)	$29.23	$25.99
Comparable properties (3)	$25.74	$25.34

(1)
Average effective rental rate per square foot represents total rental income during the period specified divided by the average rentable square feet leased during the period specified. Excludes the properties acquired in the SIR Merger.

(2)	Based on consolidated properties we owned on December 31, 2018 and 2017, respectively.

(3)	Based on consolidated properties we owned on December 31, 2018 and which we owned continuously since January 1, 2017.

During the year ended December 31, 2018, changes in rentable square feet leased and available for lease at our consolidated properties were as follows (square feet in thousands):

	Year Ended December 31, 2018
	Leased	Available for Lease	Total
Beginning of year	16,477	1,022	17,499
Changes resulting from:
Acquisition of properties (including the properties acquired in the SIR Merger)	14,771	1,767	16,538
Disposition of properties	(2,022)	(153)	(2,175)
Lease expirations	(1,611)	1,611	—
Lease renewals (1)	981	(981)	—
New leases (1)	428	(402)	26
Re-measurements (2)	—	12	12
End of year	29,024	2,876	31,900

(1)	Based on leases entered during the year ended December 31, 2018 and an expansion of 26 rentable square feet completed at an existing property during the first quarter of 2018.

(2)	Rentable square feet are subject to changes when space is re-measured or re-configured for tenants.

Excluding the properties acquired in the SIR Merger, leases totaling approximately 1.6 million rentable square feet expired during the year ended December 31, 2018. During the year ended December 31, 2018, excluding the properties acquired in the SIR Merger, we entered leases totaling 1.4 million rentable square feet, including lease renewals of 1.0 million rentable square feet. The weighted (by rentable square feet) average lease term for new and renewal leases entered during the year ended December 31, 2018 was 6.8 years.

During the year ended December 31, 2018, changes in effective rental rates per square foot achieved for new leases and lease renewals at our consolidated properties that commenced during the year ended December 31, 2018, when compared to prior effective rental rates per square foot in effect for the same space (and excluding space acquired vacant), were as follows (square feet in thousands):

	Year Ended December 31, 2018 (1)
	Old Effective Rent Per Square Foot (2)	New Effective Rent Per Square Foot (2)	Rentable Square Feet
New leases	$21.06	$24.21	330
Lease renewals	$27.58	$27.40	1,015
Total leasing activity	$25.98	$26.61	1,345

(1)	Excludes the properties acquired in the SIR Merger.

(2)
Effective rental rate includes contractual base rents from our tenants pursuant to our lease agreements, plus straight line rent adjustments and estimated expense reimbursements to be paid to us, and excluding lease value amortization.

During the year ended December 31, 2018, commitments made for expenditures, such as tenant improvements and leasing costs, in connection with leasing space at our consolidated properties were as follows (square feet and dollars in thousands, except per square foot amounts):

	Year Ended December 31, 2018 (1)
	New Leases	Renewals	Total
Rentable square feet leased during the year	402	981	1,383
Tenant leasing costs and concession commitments (2)	$17,130	$20,005	$37,135
Tenant leasing costs and concession commitments per rentable square foot (2)	$42.61	$20.40	$26.85
Weighted (by square feet) average lease term (years)	6.7	6.8	6.8
Total leasing costs and concession commitments per rentable square foot per year (2)	$6.36	$2.98	$3.95

(1)	Excludes the properties acquired in the SIR Merger.

(2)	Includes commitments made for leasing expenditures and concessions, such as tenant improvements, leasing commissions, tenant reimbursements and free rent.

During the years ended December 31, 2018 and 2017, amounts capitalized at our consolidated properties for tenant improvements, leasing costs, building improvements and development and redevelopment activities were as follows (dollars in thousands):

	Year Ended December 31,
	2018 (1)	2017
Tenant improvements (2)	$14,440	$16,050
Leasing costs (3)	$11,078	$5,796
Building improvements (4)	$24,712	$15,435
Development, redevelopment and other activities (5)	$3,962	$21,553

(1)	Excludes the properties acquired in the SIR Merger.

(2)	Tenant improvements include capital expenditures used to improve tenants’ space or amounts paid directly to tenants to improve their space.

(3)	Leasing costs include leasing related costs, such as brokerage commissions and other tenant inducements.

(4)	Building improvements generally include expenditures to replace obsolete building components and expenditures that extend the useful life of existing assets.

(5)
Development, redevelopment and other activities generally include (i) capital expenditures that are identified at the time of a property acquisition and incurred within a short time period after acquiring the property, and (ii) capital expenditure projects that reposition a property or result in new sources of revenue.

As of December 31, 2018, inclusive of the properties acquired in the SIR Merger, we have estimated unspent leasing related obligations of $58,380.

As of December 31, 2018, inclusive of properties acquired in the SIR Merger, we had leases at our consolidated properties totaling 3.2 million rentable square feet that were scheduled to expire during 2019. As of February 25, 2019, tenants with leases totaling 1.3 million rentable square feet that are scheduled to expire during 2019 have notified us that they do not plan to renew their leases upon expiration and we cannot be sure as to whether other tenants may or may not renew their leases upon expiration. Based upon current market conditions and tenant negotiations for leases scheduled to expire through December 31, 2019, we expect that the rental rates we are likely to achieve on new or renewed leases for space under leases expiring through December 31, 2019 will, in the aggregate and on a weighted (by annualized revenues) average basis, be equivalent to the rates currently being paid, thereby generally resulting in unchanged revenue from the same space. We cannot be sure of the rental rates which will result from our ongoing negotiations regarding lease renewals or any new leases we may enter; also, we may experience material declines in our rental income due to vacancies upon lease expirations or early terminations. Prevailing market conditions and our tenants' needs at the time we negotiate and enter leases or lease renewals will generally determine rental rates and demand for leased space at our properties, and market conditions and government and other tenants' needs are beyond our control. Whenever we extend, renew or enter into new leases for our properties, we intend to seek rents which are equal to or higher than our historical rents for the same properties; however, our ability to maintain or increase the rents for our current properties will depend in large part upon market conditions, which are beyond our control.

As shown in the table below, approximately 11.0% of our total rented square feet and approximately 12.9% of our total annualized rental revenues as of December 31, 2018 are included in leases scheduled to expire by December 31, 2019. As of December 31, 2018, our lease expirations by year are as follows (dollars and square feet in thousands):

Year (1)	Number of Leases Expiring	Expirations of Leased Square Feet (2)	Percent of Total	Cumulative Percent of Total	Annualized Rental Income Expiring	Percent of Total	Cumulative Percent of Total
2019	107	3,203	11.0%	11.0%	$90,837	12.9%	12.9%
2020	85	1,956	6.7%	17.7%	50,152	7.1%	20.0%
2021	85	2,214	7.6%	25.3%	48,938	7.0%	27.0%
2022	93	2,589	8.9%	34.2%	63,965	9.1%	36.1%
2023	78	3,128	10.8%	45.0%	77,082	11.0%	47.1%
2024	62	3,709	12.8%	57.8%	95,269	13.6%	60.7%
2025	40	2,229	7.7%	65.5%	47,387	6.7%	67.4%
2026	36	2,056	7.1%	72.6%	52,096	7.4%	74.8%
2027	35	1,899	6.5%	79.1%	46,558	6.6%	81.4%
2028 and thereafter	47	6,041	20.9%	100.0%	129,963	18.6%	100.0%
Total	668	29,024	100.0%		$702,247	100.0%

Weighted average remaining lease term (in years)		6.0			5.7

(1)
Includes the properties acquired in the SIR Merger. The year of lease expiration is pursuant to current contract terms. Some tenants have the right to vacate their space before the stated expirations of their leases. As of December 31, 2018, tenants occupying approximately 9.6% of our consolidated rentable square feet and responsible for approximately 5.4% of our annualized rental income as of December 31, 2018, currently have exercisable rights to terminate their leases before the stated terms of their leases expire. Also, in 2019, 2020, 2021, 2022, 2023, 2024, 2025, 2026 and 2028, early termination rights become exercisable by other tenants who currently occupy an additional approximately 2.4%, 5.1%, 1.5%, 2.3%, 0.3%, 0.6%, 1.7%, 0.7% and 0.8% of our consolidated rentable square feet, respectively, and contribute an additional approximately 2.5%, 6.2%, 2.1%, 2.0%, 0.4%, 0.8%, 2.8%, 0.9% and 0.8% of our annualized rental income, respectively, as of December 31, 2018. In addition, as of December 31, 2018, 22 of our tenants have currently exercisable rights to terminate their leases if the legislature or other funding authority does not appropriate rent amounts in their respective annual budgets. These 22 tenants occupy approximately 6.8% of our consolidated rentable square feet and contribute approximately 7.2% of our annualized rental income as of December 31, 2018.

(2)
Leased square feet is pursuant to leases existing as of December 31, 2018, and includes (i) space being fitted out for tenant occupancy pursuant to our lease agreements, if any, and (ii) space which is leased, but is not occupied or is being offered for sublease by tenants, if any. Square feet measurements are subject to changes when space is re-measured or re-configured for new tenants.

We generally will seek to renew or extend the terms of leases in our single tenant properties when they expire. Because of the capital many of the tenants in these properties have invested in the properties and because many of these properties appear to be of strategic importance to the tenants’ businesses, we believe that it is likely that these tenants will renew or extend their leases prior to when they expire. If we are unable to extend or renew our leases, it may be time consuming and expensive to relet some of these properties.

We believe that current government budgetary methodology, spending priorities and the current U.S. presidential administration's views on the size and scope of government employment have resulted in a decrease in government employment. Furthermore, for the past five years, government tenants have reduced their space utilization per employee and consolidated government tenants into existing government owned properties. This activity has reduced the demand for government leased space. Our historical experience with respect to properties of the type we own that are majority leased to government tenants has been that government tenants frequently renew leases to avoid the costs and disruptions that may result from relocating their operations. However, efforts to reduce space utilization rates may result in our tenants exercising early termination rights under our leases, vacating our properties upon expiration of our leases in order to relocate, or renewing their leases for less space than they currently occupy. Also, our government tenants' desires to reconfigure leased office space to reduce utilization per employee may require us to spend significant amounts for tenant improvements, and tenant relocations have become more prevalent than our past experiences in instances where efforts by government tenants to reduce their space utilization require a significant reconfiguration of currently leased space. Increasing uncertainty with respect to government agency budgets and funding to implement relocations, consolidations and reconfigurations recently has resulted in delayed decisions by some of our government tenants and their reliance on short term lease renewals. We believe the reduction in government tenant space utilization and the consolidation of government tenants into government owned real estate is substantially complete; however, these activities may impact us for some time into the future. At present, we are unable to reasonably project what the financial impact of market conditions or changing government circumstances will be on our financial results for future periods.

As of December 31, 2018, including the properties acquired in the SIR Merger, we derive 26.5% of our annualized rental income from our consolidated properties located in the metropolitan Washington, D.C. market area, which includes Washington, D.C., Northern Virginia and suburban Maryland. A downturn in economic conditions in this area could result in reduced demand from tenants for our properties or reduce the rents that our tenants in this area are willing to pay when our leases expire or terminate and when renewal or new terms are negotiated. Additionally, in recent years there has been a decrease in demand for new leased space by the U.S. Government in the metropolitan Washington, D.C. market area, and that could increase competition for government tenants and adversely affect our ability to retain government tenants when our leases expire.

Our manager, RMR LLC, employs a tenant review process for us. RMR LLC assesses tenants on an individual basis and does not employ a standardized set of credit criteria. In general, depending on facts and circumstances, RMR LLC evaluates the creditworthiness of a tenant based on information concerning the tenant that is provided by the tenant and, in some cases, information that is publicly available or obtained from third party sources. RMR LLC also often uses a third party service to monitor the credit ratings of debt securities of our existing tenants whose debt securities are rated by a nationally recognized credit rating agency. We consider investment grade tenants to include: (a) investment grade rated tenants; (b) tenants with investment grade rated parent entities that guarantee the tenant's lease obligations; and/or (c) tenants with investment grade rated parent entities that do not guarantee the tenant's lease obligations. As of December 31, 2018, including tenants resulting from the SIR Merger, tenants contributing 57.5% of annualized rental income were investment grade rated (or their payment obligations were guaranteed by an investment grade rated parent) and tenants contributing an additional 7.4% of annualized rental income were subsidiaries of an investment grade rated parent (although these parent entities are not liable for the payment of rents).

As of December 31, 2018, tenants representing 1% or more of our total annualized rental income, including tenants resulting from the SIR Merger, were as follows (dollars in thousands):

	Tenant	Credit Rating	Annualized Rental Income	% of Total Annualized Rental Income
1	U.S. Government	Investment Grade	$179,620	25.6%
2	State of California	Investment Grade	18,933	2.7%
3	Shook, Hardy & Bacon L.L.P.	Not Rated	18,574	2.6%
4	Bank of America Corporation	Investment Grade	16,283	2.3%
5	Noble Energy, Inc.	Investment Grade	14,722	2.1%
6	F5 Networks, Inc.	Not Rated	14,238	2.0%
7	Andeavor	Investment Grade	14,141	2.0%
8	WestRock Co.	Investment Grade	12,837	1.8%
9	Northrop Grumman Corporation	Investment Grade	11,375	1.6%
10	CareFirst Inc.	Non Investment Grade	11,265	1.6%
11	Tyson Foods, Inc.	Investment Grade	10,058	1.4%
12	Technicolor SA	Non Investment Grade	10,033	1.4%
13	Commonwealth of Massachusetts	Investment Grade	9,693	1.4%
14	Micro Focus International plc	Non Investment Grade	8,710	1.2%
15	ARRIS International plc	Non Investment Grade	7,913	1.1%
16	PNC Bank	Investment Grade	6,959	1.1%
17	Allstate Insurance Co.	Investment Grade	6,816	1.1%
18	State of Georgia	Investment Grade	6,727	1.0%
			$378,897	54.0%

Acquisition Activities (dollars in thousands)
As described above, we completed the SIR Merger on December 31, 2018, pursuant to which we acquired SIR's portfolio of 99 buildings with approximately 16.5 million rentable square feet for total consideration of $2,415,053, excluding acquisition related costs of $27,497 and including the repayment or assumption of $1,719,772 of SIR debt. For more information regarding the SIR Merger and the other SIR Transactions, see Notes 1, 5, 7, 12 and 13 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

Disposition Activities (dollars in thousands)

During the year ended December 31, 2018, we sold 19 buildings with 2.2 million rentable square feet for approximately $320.3 million, in aggregate, excluding closing costs. Since January 1, 2019, we have sold 34 of the 36 buildings classified as held for sale as of December 31, 2018 with 1.6 million rentable square feet for approximately $198.5 million, in aggregate, excluding closing costs. In addition, we are currently marketing 34 buildings, including properties acquired in the SIR Merger, containing approximately 5.3 million square feet that we expect to generate more than $700.0 million of gross proceeds. We expect to substantially complete these dispositions by mid-year 2019 and turn our attention to accretively growing our property portfolio. We cannot be sure we will sell any properties we are marketing for prices in excess of their carrying values or otherwise.

For more information about our disposition activities, please see “Business —Disposition Policies” in Part 1, Item 1 of this Annual Report on Form 10-K and Note 5 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

Financing Activities (dollars in thousands, except per unit amounts)
On May 1, 2018, one of our subsidiaries redeemed all 1,813,504 of its outstanding 5.5% Series A Cumulative Preferred Units, or the Preferred Units, for $11.15 per unit (plus accrued and unpaid distributions), or $20,310 in aggregate, using cash on hand and borrowings under our revolving credit facility.

In December 2018, we amended and restated the credit agreement governing our $750,000 revolving credit facility and $300,000 and $250,000 term loans. As a result of the amendments, the stated maturity date of our revolving credit facility was extended from January 31, 2019 to January 31, 2023. Subject to the payment of an extension fee and meeting certain other conditions, we also have an option to further extend the stated maturity date of our revolving credit facility by two additional six month periods. Also, as a result of the amendments, the interest rate payable on borrowings under our revolving credit facility was reduced from LIBOR plus a premium of 125 basis points per annum to LIBOR plus a premium of 110 basis points per annum. The facility fee remained unchanged at 25 basis points per annum on the total amount of lending commitments under the facility. Both the interest rate premium and facility fee are subject to adjustment based upon changes to our credit ratings.

Also in December 2018, we repaid $162,000 of the principal balance outstanding on our $250,000 unsecured term loan due in 2022 and $2,984 of the principal balance of a mortgage note due in 2020, in each case using proceeds from our disposition program. In February 2019, we repaid the remaining principal balance outstanding of $88,000 on our $250,000 unsecured term loan due 2022 and repaid amounts outstanding under our revolving credit facility with proceeds from our disposition program.

Segment Information
We operate in one business segment: ownership of real estate properties.

RESULTS OF OPERATIONS (amounts in thousands, except per share amounts)
Year Ended December 31, 2018, Compared to Year Ended December 31, 2017

					Acquired Properties Results (2)		Disposed Properties Results (3)
	Comparable Properties Results (1)				Year Ended		Year Ended		Consolidated Results
	Year Ended December 31,				December 31,		December 31,		Year Ended December 31,
			$	%							$	%
	2018	2017	Change	Change	2018	2017	2018	2017	2018	2017	Change	Change
Rental income	$263,499	$260,024	$3,475	1.3%	$132,868	$32,587	$30,193	$23,921	$426,560	$316,532	$110,028	34.8%
Operating expenses:
Real estate taxes	30,977	30,189	788	2.6%	15,489	4,042	3,242	3,711	49,708	37,942	11,766	31.0%
Utility expenses	18,189	17,647	542	3.1%	6,745	2,180	1,491	1,171	26,425	20,998	5,427	25.8%
Other operating expenses	56,949	55,415	1,534	2.8%	26,591	5,785	6,070	4,149	89,610	65,349	24,261	37.1%
Total operating expenses	106,115	103,251	2,864	2.8%	48,825	12,007	10,803	9,031	165,743	124,289	41,454	33.4%
Net operating income (4)	$157,384	$156,773	$611	0.4%	$84,043	$20,580	$19,390	$14,890	260,817	192,243	68,574	35.7%

Other expenses:
Depreciation and amortization									162,488	109,588	52,900	48.3%
Loss on impairment of real estate									8,630	9,490	(860)	(9.1%)
Acquisition and transaction related costs									14,508	—	14,508	nm
General and administrative									24,922	18,847	6,075	32.2%
Total other expenses									210,548	137,925	72,623	52.7%
Gain on sale of real estate									20,661	—	20,661	nm
Dividend income									1,337	1,216	121	10.0%
Unrealized loss on equity securities									(7,552)	—	(7,552)	nm
Interest income									639	1,962	(1,323)	(67.4%)
Interest expense									(89,865)	(65,406)	(24,459)	37.4%
Loss on early extinguishment of debt									(709)	(1,715)	1,006	(58.7%)
Loss from continuing operations before income taxes and equity in net losses of investees									(25,220)	(9,625)	(15,595)	162.0%
Income tax expense									(117)	(101)	(16)	15.8%
Equity in net losses of investees									(2,269)	(13)	(2,256)	nm
Loss from continuing operations									(27,606)	(9,739)	(17,867)	183.5%
Income from discontinued operations									5,722	21,829	(16,107)	(73.8%)
Net income (loss)									(21,884)	12,090	(33,974)	(281.0%)
Preferred units of limited partnership distributions									(371)	(275)	(96)	34.9%
Net income (loss) available for common shareholders									$(22,255)	$11,815	$(34,070)	(288.4%)

Weighted average common shares outstanding (basic and diluted)									24,830	21,158	3,672	17.4%

Per common share amounts (basic and diluted):
Loss from continuing operations									$(1.13)	$(0.47)	$(0.66)	140.4%
Income from discontinued operations									$0.23	$1.03	$(0.80)	(77.7%)
Net income (loss) available for common shareholders									$(0.90)	$0.56	$(1.46)	(260.7%)

Reconciliation of Net Income (Loss) Available for Common Shareholders to Consolidated Property NOI:
Net income (loss) available for common shareholders									$(22,255)	$11,815
Preferred units of limited partnership distributions									371	275
Net income (loss)									(21,884)	12,090
Income from discontinued operations									(5,722)	(21,829)
Loss from continuing operations									(27,606)	(9,739)
Equity in net losses of investees									2,269	13
Income tax expense									117	101
Loss from continuing operations before income taxes and equity in net losses of investees									(25,220)	(9,625)
Loss on early extinguishment of debt									709	1,715
Interest expense									89,865	65,406
Interest income									(639)	(1,962)
Unrealized loss on equity securities									7,552	—
Dividend income									(1,337)	(1,216)
Gain on sale of real estate									(20,661)	—
General and administrative									24,922	18,847
Acquisition and transaction related costs									14,508	—
Loss on impairment of real estate									8,630	9,490
Depreciation and amortization									162,488	109,588
Consolidated Property NOI									$260,817	$192,243

Calculation of Funds From Operations Available for Common Shareholders and Normalized Funds From Operations Available for Common Shareholders (5)
	2018	2017
Net income (loss) available for common shareholders	$(22,255)	$11,815
Add (less): Depreciation and amortization:
Consolidated properties	162,488	109,588
Unconsolidated joint venture properties	8,203	2,185
FFO attributable to Select Income REIT	51,773	58,279
Loss on impairment of real estate	8,630	9,490
Equity in earnings from Select Income REIT included in discontinued operations	(24,358)	(21,584)
Increase in carrying value of property included in discontinued operations	—	(619)
Gain on sale of real estate	(20,661)	—
Funds from operations available for common shareholders	163,820	169,154
Add (less): Acquisition and transaction related costs	14,508	—
Loss on early extinguishment of debt	709	1,715
Normalized FFO attributable to Select Income REIT	44,006	58,580
FFO attributable to Select Income REIT	(51,773)	(58,279)
Unrealized loss on equity securities	7,552	—
Net gain on issuance of shares by Select Income REIT included in discontinued operations	(29)	(72)
Loss on sale of Select Income REIT shares included in discontinued operations	18,665	—
Normalized funds from operations available for common shareholders	$197,458	$171,098

Funds from operations available for common shareholders per common share (basic and diluted)	$6.60	$7.99
Normalized funds from operations available for common shareholders per common share (basic and diluted)	$7.95	$8.09

(1)	Comparable properties consists of 90 buildings we owned on December 31, 2018 and which we owned continuously since January 1, 2017.

(2)
Acquired properties consist of 157 buildings we acquired since January 1, 2017 and which we owned as of December 31, 2018. On December 31, 2018, we acquired 99 of these buildings in connection with the SIR Merger. In October 2017, we acquired 57 of these buildings in connection with the FPO Transaction. We acquired one of these buildings in a separate transaction during 2017.

(3)
Disposed properties consist of one building which we sold in October 2017 and 19 buildings which we sold during the year ended December 31, 2018. Excludes one building classified as discontinued operations which we sold in August 2017.

(4)
The calculation of Consolidated Property Net Operating Income, or NOI, excludes certain components of net income (loss) available for common shareholders in order to provide results that are more closely related to our consolidated property level results of operations. We define Consolidated Property NOI as consolidated income from our rental of real estate less our consolidated property operating expenses. Consolidated Property NOI excludes amortization of capitalized tenant improvement costs and leasing commissions that we record as depreciation and amortization. We consider Consolidated Property NOI to be an appropriate supplemental measure to net income (loss) available for common shareholders because it may help both investors and management to understand the operations of our consolidated properties. We use Consolidated Property NOI to evaluate individual and company wide consolidated property level performance, and we believe that Consolidated Property NOI provides useful information to investors regarding our results of operations because it reflects only those income and expense items that are generated and incurred at the property level and may facilitate comparisons of our operating performance between periods and with other REITs. Consolidated Property NOI does not represent cash generated by operating activities in accordance with GAAP and should not be considered an alternative to net income (loss) or net income (loss) available for common shareholders as an indicator of our operating performance or as a measure of our liquidity. This measure should be considered in conjunction with net income (loss) and net income (loss) available for common shareholders as presented in our consolidated statements of comprehensive income (loss). Other real estate companies and REITs may calculate Consolidated Property NOI differently than we do.

(5)
We calculate FFO available for common shareholders and Normalized FFO available for common shareholders as shown above. FFO available for common shareholders is calculated on the basis defined by The National Association of Real Estate Investment Trusts, or Nareit, which is net income (loss) available for common shareholders calculated in accordance with GAAP, plus real estate depreciation and amortization of consolidated properties and our proportionate share of the real estate depreciation and amortization of unconsolidated joint venture properties and the difference between FFO attributable to an equity investment and equity in earnings of SIR included in discontinued operations but excluding impairment charges on and increases in the carrying value of real estate assets, any gain or loss on sale of real estate, as well as certain other adjustments currently not applicable to us. Our calculation of Normalized FFO available for common shareholders differs from Nareit's definition of FFO available for common shareholders because we include Normalized FFO attributable to our equity investment in SIR (net of FFO attributable to our equity investment in SIR) included in discontinued operations, we include business management incentive fees, if any, only in the fourth quarter versus the quarter when they are recognized as expense in accordance with GAAP due to their quarterly volatility not necessarily being indicative of our core operating performance and the uncertainty as to whether any such business management incentive fees will be payable when all contingencies for determining such fees are known at the end of the calendar year and we exclude acquisition and transaction related costs, loss on early extinguishment of debt, gains on issuance of shares by SIR included in discontinued operations, unrealized gains and losses on equity securities and loss on sale of SIR shares included in discontinued operations. We consider FFO available for common shareholders and Normalized FFO available for common shareholders to be appropriate supplemental measures of operating performance for a REIT, along with net income (loss) and net income (loss) available for our common shareholders. We believe that FFO available for common shareholders and Normalized FFO available for common shareholders provide useful information to investors because by excluding the effects of certain historical amounts, such as depreciation expense, FFO available for common shareholders and Normalized FFO available for common shareholders may facilitate a comparison of our operating performance between periods and with other REITs. FFO available for common shareholders and Normalized FFO available for common shareholders are among the factors considered by our Board of Trustees when determining the amount of distributions to our shareholders. Other factors include, but are not limited to, requirements to maintain our qualification for taxation as a REIT, limitations in our credit agreement and public debt covenants, the availability to us of debt and equity capital, our expectation of our future capital requirements and operating performance and our expected needs for and availability of cash to pay our obligations. FFO available for common shareholders and Normalized FFO available for common shareholders do not represent cash generated by operating activities in accordance with GAAP and should not be considered alternatives to net income (loss) or net income (loss) available for common shareholders as indicators of our operating performance or as measures of our liquidity. These measures should be considered in conjunction with net income (loss) and net income (loss) available for common shareholders as presented in our consolidated statements of comprehensive income (loss). Other real estate companies and REITs may calculate FFO available for common shareholders and Normalized FFO available for common shareholders differently than we do.

We refer to the 90 buildings we owned on December 31, 2018 and which we have owned continuously since January 1, 2017, as comparable properties. We refer to the 157 buildings that we acquired during the period from January 1, 2017 to December 31, 2018, as the acquired properties. We refer to the 20 buildings we sold during the period from January 1, 2017 to December 31, 2018, as the disposed properties.

Our consolidated statements of comprehensive income (loss) for the year ended December 31, 2018 include the operating results of 58 acquired properties for the entire year, as we acquired those properties during 2017, exclude the operating results of 99 acquired properties for the entire year, as we acquired those properties on December 31, 2018 in connection with the SIR Merger, exclude the operating results of one disposed property for the entire period, as we sold that property in 2017, and include the operating results of 19 disposed properties for less than the entire period, as we sold those properties during 2018. Our consolidated statements of comprehensive income (loss) for the year ended December 31, 2017 include the operating results of 58 acquired properties for less than the entire year, as we acquired those properties during 2017, exclude the operating results of 99 acquired properties for the entire year, as we acquired those properties in 2018, include the operating results of one disposed property for less than the entire year, as we sold that property during 2017, and exclude the operating results of 19 disposed properties for the entire year, as we sold those properties during 2018.

References to changes in the income and expense categories below relate to the comparison of consolidated results for the year ended December 31, 2018, compared to the year ended December 31, 2017. As a result of certain properties acquired in the fourth quarter of 2017 as part of the FPO Transaction that we subsequently disposed of in the fourth quarter of 2018, our operating results increased from 2017 to 2018 for the disposed properties.
Rental income. The increase in rental income reflects an increase in rental income for comparable properties, acquired properties and disposed properties. Rental income for comparable properties increased $3,475 due primarily to increases in rental rates and occupied space at certain of our properties in 2018. Rental income increased $100,281 as a result of the acquired properties. Rental income increased $6,272 for the disposed properties. Rental income includes non-cash straight line rent adjustments totaling $10,164 in 2018 and $5,582 in 2017, and amortization of acquired leases and assumed lease obligations totaling ($2,903) in 2018 and ($2,764) in 2017.
Real estate taxes. The increase in real estate taxes reflects the increase in real estate taxes for comparable properties and acquired properties, partially offset by a decrease in real estate taxes for the disposed properties. Real estate taxes for comparable properties increased $788 due primarily to the effect of higher real estate tax valuation assessments at certain of our properties in 2018. Real estate taxes increased $11,447 as a result of the acquired properties. Real estate taxes declined $469 for the disposed properties.
Utility expenses. The increase in utility expenses reflects an increase in utility expenses for comparable properties, acquired properties and disposed properties. Utility expenses at comparable properties increased $542 primarily due to an increase in electricity and gas usage and rates at certain of our properties during 2018. Utility expenses increased $4,565 as a result of the acquired properties. Utility expenses increased $320 for the disposed properties.

Other operating expenses. Other operating expenses consist of salaries and benefit costs of property level personnel, repairs and maintenance expense, cleaning expense, other direct costs of operating our properties and property management fees. The increase in other operating expenses reflects an increase in expenses for comparable properties, acquired properties and disposed properties. Other operating expenses at comparable properties increased $1,534 primarily as a result of higher repairs and maintenance costs in 2018. Other operating expenses increased $20,806 as a result of the acquired properties. Other operating expenses increased $1,921 for the disposed properties.

Depreciation and amortization. The increase in depreciation and amortization reflects the depreciation and amortization from the acquired properties and the effect of improvements made to certain of our comparable properties, partially offset by the effect of certain assets becoming fully depreciated and property dispositions. Depreciation and amortization increased $49,025 as a result of the acquired properties. Depreciation and amortization at comparable properties increased $755 due primarily to depreciation and amortization of improvements made to certain of our properties after January 1, 2017, partially offset by certain leasing related assets becoming fully depreciated in 2017 and 2018. Depreciation and amortization also increased $3,120 for the disposed properties.

Loss on impairment of real estate. We recorded an $8,630 loss on impairment of real estate in 2018 to reduce the carrying value of 37 buildings to their estimated fair value less costs to sell. We recorded a $9,490 loss on impairment of real estate in 2017 to reduce the carrying value of two buildings to their estimated fair value.

Acquisition and transaction related costs. Acquisition and transaction related costs in 2018 include costs incurred in connection with the SIR Merger and the other SIR Transactions. For further information regarding the SIR Merger and the SIR Transactions, see Notes 1, 5, 7, 12 and 13 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

General and administrative.  General and administrative expenses consist of fees pursuant to our business management agreement, equity compensation expense, legal and accounting fees, Trustees’ fees and expenses, securities listing and transfer agency fees and other costs relating to our status as a publicly traded company. The increase in general and administrative expenses is primarily the result of an increase in business management fees in 2018 resulting from our acquisition activity and an increase in other professional service costs.

Gain on sale of real estate. We recorded a $20,661 gain on sale of real estate in 2018 resulting from the sale of 17 buildings in 2018.

Dividend income. Dividend income consists of dividends received from our investment in RMR Inc.

Unrealized loss on equity securities. Unrealized loss on equity securities represents the unrealized loss to adjust our investment in RMR Inc. to its fair value in accordance with a change in GAAP effective January 1, 2018. For further information, see Notes 2 and 10 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

Interest income. The decrease in interest income is primarily the result of lower cash balances in 2018 compared to 2017 .

Interest expense. The increase in interest expense reflects higher average outstanding debt balances and higher weighted average interest rates on borrowings during 2018 compared to 2017.

Loss on early extinguishment of debt.  We recorded a loss on early extinguishment of debt of $709 in 2018 from the write-off of debt issuance costs associated with the partial paydown of one of our unsecured term loans and the amendment to our revolving credit facility in December 2018. We recorded a loss on early extinguishment of debt in 2017 of $1,715 in connection with the termination of a bridge loan facility that we entered into in connection with the FPO Transaction.

Income tax expense. Income tax expense is the result of operating income we earned in certain jurisdictions that is subject to state income taxes.

Equity in net losses of investees. Equity in net losses of investees represents our proportionate share of earnings or losses from our investments in AIC and our two unconsolidated joint ventures.

Income from discontinued operations. Income from discontinued operations consists of our proportionate share of earnings from our investment in SIR, loss on the Secondary Sale, gain on issuance of shares by SIR as a result of the issuance of common shares by SIR at prices which were in the aggregate above the then per share carrying value of our SIR common shares and the operating results for one building we sold during 2017. During 2017, we recorded an adjustment of $619 to increase the carrying value of this property to its estimated fair value less costs to sell. See Notes 1, 12 and 13 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K for further information about our equity method investment in SIR.

Preferred units of limited partnership distributions. Preferred units of limited partnership distributions represent distributions to the holders of the Preferred Units. See Note 5 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K for more information regarding the Preferred Units.

Net income (loss) and net income (loss) available for common shareholders. Our net income (loss), net income (loss) available for common shareholders and net income (loss) available for common shareholders per basic and diluted common share decreased in 2018 compared to 2017 primarily as a result of the changes noted above.

Year Ended December 31, 2017, Compared to Year Ended December 31, 2016

					Acquired Properties Results (2)		Disposed Properties Results (3)
	Comparable Properties Results (1)				Year Ended		Year Ended		Consolidated Results
	Year Ended December 31,				December 31,		December 31,		Year Ended December 31,
			$	%							$	%
	2017	2016	Change	Change	2017	2016	2017	2016	2017	2016	Change	Change
Rental income	$253,197	$249,429	$3,768	1.5%	$63,335	$8,751	$—	$—	$316,532	$258,180	$58,352	22.6%
Operating expenses:
Real estate taxes	30,814	29,725	1,089	3.7%	7,128	978	—	—	37,942	30,703	7,239	23.6%
Utility expenses	16,535	16,652	(117)	(0.7%)	4,463	617	—	—	20,998	17,269	3,729	21.6%
Other operating expenses	54,027	52,129	1,898	3.6%	11,173	1,936	149	225	65,349	54,290	11,059	20.4%
Total operating expenses	101,376	98,506	2,870	2.9%	22,764	3,531	149	225	124,289	102,262	22,027	21.5%
Net operating income (loss) (4)	$151,821	$150,923	$898	0.6%	$40,571	$5,220	$(149)	$(225)	192,243	155,918	36,325	23.3%

Other expenses:
Depreciation and amortization									109,588	73,153	36,435	49.8%
Loss on impairment of real estate									9,490	—	9,490	nm
Acquisition and transaction related costs									—	1,191	(1,191)	nm
General and administrative									18,847	14,897	3,950	26.5%
Total other expenses									137,925	89,241	48,684	54.6%
Gain on sale of real estate									—	79	(79)	nm
Dividend income									1,216	971	245	25.2%
Interest income									1,962	158	1,804	nm
Interest expense									(65,406)	(45,060)	(20,346)	45.2%
Gain (loss) on early extinguishment of debt									(1,715)	104	(1,819)	nm
Income (loss) from continuing operations before income taxes and equity in net earnings (losses) of investees									(9,625)	22,929	(32,554)	(142.0%)
Income tax expense									(101)	(101)	—	—%
Equity in net earnings (losses) of investees									(13)	137	(150)	(109.5%)
Income (loss) from continuing operations									(9,739)	22,965	(32,704)	(142.4%)
Income from discontinued operations									21,829	34,878	(13,049)	(37.4%)
Net income									12,090	57,843	(45,753)	(79.1%)
Preferred units of limited partnership distributions									(275)	—	(275)	nm
Net income available for common shareholders									$11,815	$57,843	$(46,028)	(79.6%)

Weighted average common shares outstanding (basic)									21,158	17,763	3,395	19.1%
Weighted average common shares outstanding (diluted)									21,158	17,768	3,390	19.1%

Per common share amounts (basic and diluted):
Income (loss) from continuing operations									$(0.47)	$1.29	$(1.76)	(136.4%)
Income from discontinued operations									$1.03	$1.96	$(0.93)	(47.4%)
Net income available for common shareholders									$0.56	$3.26	$(2.70)	(82.8%)

Reconciliation of Net Income Available for Common Shareholders to Consolidated Property NOI:
Net income available for common shareholders									$11,815	$57,843
Preferred units of limited partnership distributions									275	—
Net income									12,090	57,843
Income from discontinued operations									(21,829)	(34,878)
Income (loss) from continuing operations									(9,739)	22,965
Equity in net earnings (losses) of investees									13	(137)
Income tax expense									101	101
Income (loss) from continuing operations before income taxes and equity in net earnings (losses) of investees									(9,625)	22,929
(Gain) loss on early extinguishment of debt									1,715	(104)
Interest expense									65,406	45,060
Interest income									(1,962)	(158)
Dividend income									(1,216)	(971)
Gain on sale of real estate									—	(79)
General and administrative									18,847	14,897
Acquisition and transaction related costs									—	1,191
Loss on impairment of real estate									9,490	—
Depreciation and amortization									109,588	73,153
Consolidated Property NOI									$192,243	$155,918

Calculation of Funds From Operations Available for Common Shareholders and Normalized Funds From Operations Available for Common Shareholders (5)
	2017	2016
Net income available for common shareholders	$11,815	$57,843
Add (less): Depreciation and amortization:
Consolidated properties	109,588	73,153
Unconsolidated joint venture properties	2,185	—
FFO attributable to Select Income REIT	58,279	71,227
Loss on impairment of real estate	9,490	—
Equity in earnings from Select Income REIT included in discontinued operations	(21,584)	(35,381)
Increase in carrying value of property included in discontinued operations	(619)	—
Gain on sale of real estate	—	(79)
Funds from operations available for common shareholders	169,154	166,763
Add (less): Acquisition and transaction related costs	—	1,191
Normalized FFO attributable to Select Income REIT	58,580	71,313
FFO attributable to Select Income REIT	(58,279)	(71,227)
(Gain) loss on early extinguishment of debt	1,715	(104)
Net gain on issuance of shares by Select Income REIT included in discontinued operations	(72)	(86)
Normalized funds from operations available for common shareholders	$171,098	$167,850

Funds from operations available for common shareholders per common share (basic and diluted)	$7.99	$9.39
Normalized funds from operations available for common shareholders per common share (basic and diluted)	$8.09	$9.45

(1)	Comparable properties consist of 89 buildings we owned on December 31, 2017 and which we owned continuously since January 1, 2016.

(2)
Acquired properties consist of 78 buildings we acquired since January 1, 2016. In October 2017, we acquired 72 of these buildings in connection with the FPO Transaction. We acquired one of these buildings in a separate transaction during 2017. The remaining five buildings were acquired during 2016.

(3)	Disposed properties consist of one building we sold during 2016 and one building we sold during 2017. Excludes one building classified as discontinued operations which was sold in August 2017.

(4)	See footnote (4) on page 60 for the definition of NOI.

(5)	See footnote (5) on page 60 for the definitions of FFO and Normalized FFO.

We refer to the 89 buildings we owned on December 31, 2017 and which we have owned continuously since January 1, 2016 as comparable properties. We refer to the 78 buildings that we acquired during the period from January 1, 2016 to December 31, 2017 as the acquired properties. We refer to the two buildings we sold during the period from January 1, 2016 to December 31, 2017 as the disposed properties.

Our consolidated statements of comprehensive income for the year ended December 31, 2017 include the operating results of five acquired properties for the entire year, as we acquired those properties during 2016, include 73 properties for less than the entire year, as we acquired those properties during 2017, exclude the operating results of one disposed property for the entire year, as we sold that property during 2016, and include the operating results of one disposed property for less than the entire year, as we sold the property during 2017. Our consolidated statements of comprehensive income for the year ended December 31, 2016 exclude the operating results of 73 acquired properties for the entire year, as we acquired these properties during 2017, include five acquired properties for less than the entire year, as we acquired these properties during 2016, include the operating results of one disposed property for the entire year, as we sold that property during 2017, and include the operating results of one disposed property for less than the entire year, as we sold that property during 2016.

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
Utility expenses. The increase in utility expenses reflects the utility expenses of the acquired properties partially offset by a decrease in utility expenses for comparable properties. Utility expenses at comparable properties declined $117 primarily due to a decrease in electricity usage and rates at certain of our properties during 2017. Utility expenses increased $3,846 as a result of the acquired properties.

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

Loss on impairment of real estate. We recorded a $9,490 loss on impairment of real estate in 2017 to reduce the carrying value of two properties to their estimated fair value.

Acquisition and transaction related costs. Acquisition and transaction related costs include legal and due diligence costs incurred in connection with our 2016 property acquisition activities that were expensed in accordance with GAAP. Pursuant to changes in GAAP, beginning in 2017, we generally capitalize our property acquisition related costs.

General and administrative.  The increase in general and administrative expenses is primarily the result of an increase in business management fees in 2017 resulting from our acquisition activity, increases in accounting expense, higher stock compensation and an increase in other professional service costs.

Gain on sale of real estate. Gain on sale of real estate represents the portion of the gain recognized from the sale of one of the disposed properties during 2016.

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

Gain (loss) on early extinguishment of debt.  We recorded a loss on early extinguishment of debt in 2017 of $1,715 in connection with the termination of a bridge loan facility that we entered into in connection with the FPO Transaction. We recorded a $104 gain on early extinguishment of debt in 2016 in connection with the prepayment of two mortgage notes.

Income tax expense. Income tax expense is the result of operating income we earned in certain jurisdictions that is subject to state income taxes.

Equity in net earnings (losses) of investees. Equity in net earnings (losses) of investees represents our proportionate share of earnings or losses from our investments in AIC and our two unconsolidated joint ventures.

Income from discontinued operations. Income from discontinued operations consists of our proportionate share of earnings from the SIR investment, gain on issuance of shares by SIR as a result of the issuance of common shares by SIR at prices which were in the aggregate above the then per share carrying value of our SIR common shares and the operating results for one building we sold in 2017. During 2017, we recorded an adjustment of $619 to increase the carrying value of this property to its estimated fair value less costs to sell. We sold this property on August 31, 2017. See Notes 1, 12 and 13 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K, for further information about our equity method investment in SIR.

Preferred units of limited partnership distributions. Preferred units of limited partnership distributions represent distributions to the holders of the Preferred Units. See Note 5 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K for more information regarding the Preferred Units.

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

LIQUIDITY AND CAPITAL RESOURCES
Our Operating Liquidity and Resources (dollar amounts in thousands)
Our principal sources of funds to meet operating and capital expenses, pay debt service obligations and make distributions to our shareholders are the operating cash flows we generate as rental income from our properties, net proceeds from property sales and borrowings under our revolving credit facility. Including certain assets acquired from SIR in the SIR Merger, we have identified approximately $700,000 of assets to be sold by us. Alternatively, in lieu of selling such properties, we may sell some or all of the approximately 2.8 million shares of class A common stock of RMR Inc. that we own. We believe that these sources of funds will be sufficient to meet our operating and capital expenses, pay debt service obligations and (except as described below) make distributions to our shareholders for the next 12 months and for the foreseeable future thereafter. Our future cash flows from operating activities will depend primarily upon:

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

Upon the consummation of the SIR Merger, we announced a regular quarterly distribution of $0.55 per common share ($2.20 per common share per year), based on a target payout ratio of 75% of projected cash available for distribution. We determine our distribution payout ratio with consideration for our expected liquidity needs attributable to expected capital expenditures in conjunction with cash flows from operations and debt obligations.

Our future purchases of properties cannot be accurately projected because such purchases depend upon purchase opportunities which come to our attention and our ability to successfully complete the acquisitions. We generally do not intend to purchase “turn around” properties, or properties which do not generate positive cash flows.
Our changes in cash flows for the year ended December 31, 2018 compared to the prior year were as follows: (i) cash provided by operating activities increased from $137,554 in 2017 to $144,916 in 2018; (ii) cash flows from investing changed from $1,188,139 of cash used in investing activities in 2017 to $738,656 of cash provided by investing activities in 2018; and (iii) cash flows from financing activities changed from $1,039,794 of cash provided by financing activities in 2017 to $864,309 of cash used in financing activities in 2018.

The increase in cash provided by operating activities for the year ended December 31, 2018 compared to the prior year was due primarily to an increase in Consolidated Property NOI from our acquisition activities and an increase in distributions we received from our investment in SIR classified as an operating activity in our consolidated statements of cash flows as a result of an increase in the equity in earnings of SIR we recognized in 2018, partially offset by an increase in interest paid due to higher average outstanding debt balances and higher weighted average interest rates on borrowings in 2018 and unfavorable changes in working capital. The change from cash used in investing activities for the year ended December 31, 2017 to cash provided by investing activities for the year ended December 31, 2018 was due primarily to the sale of 19 buildings and the Secondary Sale in 2018, compared to our use of cash for the cash consideration for the FPO Transaction in 2017. The change from cash provided by financing activities for the year ended December 31, 2017 to cash used in financing activities for the year ended December 31, 2018 was due to an increase in net debt repayments using the sale proceeds from property sales and the Secondary Sale in 2018, compared to our financing activities related to the FPO Transaction during 2017, including issuances of common shares and senior unsecured notes and borrowings under our revolving credit facility.

Our Investment and Financing Liquidity and Resources (dollar amounts in thousands, except per share and per square foot amounts)
In order to fund acquisitions and to meet cash needs that may result from our desire or need to make distributions or pay operating or capital expenses, we maintain a $750,000 revolving credit facility. On December 13, 2018, we amended and restated the credit agreement governing our $750,000 revolving credit facility and $300,000 and $250,000 term loans. As a result of the amendments, the stated maturity date of our revolving credit facility was extended from January 31, 2019 to January 31, 2023. Subject to the payment of an extension fee and meeting certain other conditions, we also have an option to further extend the stated maturity date of our revolving credit facility by two additional six month periods. Also, as a result of the amendments, the interest rate payable on borrowings under our revolving credit facility was reduced from LIBOR plus a premium of 125 basis points per annum to LIBOR plus a premium of 110 basis points per annum. The facility fee remained unchanged at 25 basis points per annum on the total amount of lending commitments under the facility. Both the interest rate premium and facility fee are subject to adjustment based upon changes to our credit ratings. We can borrow, repay and reborrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity. As of December 31, 2018, the annual interest rate payable on borrowings under our revolving credit facility was 3.6%. As of December 31, 2018 and February 25, 2019, we had $175,000 and $110,000, respectively, outstanding under our revolving credit facility, and $575,000 and $640,000, respectively, available for borrowing under our revolving credit facility.

Our revolving credit facility is governed by our credit agreement, which is with a syndicate of institutional lenders, and which also governs our two unsecured term loans:

•
Our term loan which matures on March 31, 2020 is prepayable without penalty at any time and has an outstanding principal balance of $300,000 as of December 31, 2018. We are required to pay interest at a rate of LIBOR plus a premium, which was 140 basis points per annum at December 31, 2018, on the amount outstanding under this term loan. The interest rate premium is subject to adjustment based upon changes to our credit ratings. As of December 31, 2018, the annual interest rate for the amount outstanding under this term loan was 3.9%.

•
Our term loan that was scheduled to mature on March 31, 2022 was prepayable without penalty at any time and had an outstanding principal balance of $250,000 until December 18, 2018. We were required to pay interest at a rate of LIBOR plus a premium, which was 180 basis points per annum at December 31, 2018, on the amount outstanding under this term loan. The interest rate premium is subject to adjustment based upon changes to our credit ratings. As of December 31, 2018, the annual interest rate for the amount outstanding under this term loan was 4.3%. On December 18, 2018, we partially repaid this term loan with a principal payment of $162,000 without penalty using proceeds from the sale of a property portfolio located in southern Virginia. On February 11, 2019, we repaid the remaining outstanding principal balance of $88,000 without penalty using proceeds from the sale of a property portfolio located in Northern Virginia and Maryland.

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

In connection with the SIR Merger, we repaid SIR's outstanding borrowings under its revolving credit facility with borrowings under our revolving credit facility and assumed $1,450,000 of principal amount of SIR’s senior unsecured notes and $161,772 of principal amount of SIR's mortgage debt.

As of December 31, 2018, our debt maturities (other than our revolving credit facility) are as follows: $362,054 in 2019, $775,707 in 2020, $14,420 in 2021, $713,518 in 2022, $143,783 in 2023 and $1,126,780 thereafter.

None of our unsecured debt obligations require sinking fund payments prior to their maturity dates. Our $338,262 in mortgage debts, including $161,772 we assumed from SIR, generally require monthly payments of principal and interest through maturity.

In addition to our debt obligations, as of December 31, 2018, inclusive of the properties acquired in the SIR Merger, we have estimated unspent leasing related obligations of $58,380.

On May 1, 2018, one of our subsidiaries redeemed all of the outstanding Preferred Units for $11.15 per unit (plus accrued and unpaid distributions) for an aggregate of $20,310 using cash on hand and borrowings under our revolving credit facility.

On October 9, 2018, we completed the Secondary Sale, pursuant to which we sold all 24,918,421 SIR common shares that we then owned in an underwritten public offering at a price of $18.25 per share, raising net proceeds of $435,125 after deducting underwriting discounts and offering expenses. We used the net proceeds from the Secondary Sale to repay amounts outstanding under our revolving credit facility. We recorded a loss on the Secondary Sale of $18,665 for the year ended December 31, 2018.

We currently expect to use cash balances, borrowings under our revolving credit facility, net proceeds from property sales, incurrences or assumptions of mortgage debt and net proceeds from offerings of equity or debt securities to fund our future operations, capital expenditures, distributions to our shareholders and property acquisitions. When significant amounts are outstanding under our revolving credit facility or the maturities of our indebtedness approach, we expect to explore refinancing alternatives. Such alternatives may include incurring additional term debt, issuing equity or debt securities, extending the maturity date of our revolving credit facility and entering into a new revolving credit facility. We may assume additional mortgage debt in connection with our acquisitions or elect to place new mortgages on properties we own as a source of financing. We may also seek to participate in additional joint venture or other arrangements that may provide us with additional sources of financing. Although we cannot be sure that we will be successful in consummating any particular type of financing, we believe that we will have access to financing, such as debt and equity offerings, to fund future acquisitions and capital expenditures and to pay our obligations. We currently have an effective shelf registration statement that allows us to issue public securities on an expedited basis, but it does not assure that there will be buyers for such securities.
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

In September 2018, as a result of the announcement of the SIR Merger, S&P affirmed our credit ratings and revised its outlook on our debt to stable and Moody's affirmed our credit ratings and maintained its negative outlook on our debt. A negative credit rating outlook may imply that our credit ratings may be downgraded unless we are successful in improving the perceived credit quality of our financial profile.

During the year ended December 31, 2018, we paid quarterly cash distributions to our shareholders aggregating $170,566 using existing cash on hand and borrowings under our revolving credit facility. For further information regarding the distributions we paid during 2018, see Note 11 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

On January 18, 2019, we declared a distribution payable to common shareholders of record on January 28, 2019 in the amount of $0.55 per share, or $26,446. We paid this distribution on February 21, 2019 using existing cash on hand and borrowings under our revolving credit facility.

As of December 31, 2018, our contractual obligations were as follows:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long term debt obligations	$3,311,262	$362,054	$790,127	$1,032,301	$1,126,780
Tenant related obligations (1)	58,380	31,821	11,836	4,002	10,721
Operating leases (2)	3,350	1,584	1,766	—	—
Projected interest expense (3)	895,303	133,796	197,250	131,454	432,803
Total	$4,268,295	$529,255	$1,000,979	$1,167,757	$1,570,304

(1)	Committed tenant related obligations includes leasing commissions and tenant improvements and are based on leases in effect as of December 31, 2018.

(2)	Reflects the lease obligations we assumed related to FPO's former corporate headquarters, net of sublease income.

(3)
Projected interest expense is attributable to only our debt obligations at existing rates as of December 31, 2018 and is not intended to project future interest costs which may result from debt prepayments, additional borrowings under our revolving credit facility, new debt issuances or changes in interest rates.

Off Balance Sheet Arrangements (dollars in thousands)

We own 50% and 51% interests in two unconsolidated joint ventures which own three buildings. The properties owned by these joint ventures are encumbered by an aggregate $82,000 principal amount of mortgage indebtedness. We do not control the activities that are most significant to these joint ventures and, as a result, we account for our investment in these joint ventures under the equity method of accounting. See Note 5 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K for more information on the financial condition and results of operations of these joint ventures. Other than these joint ventures, as of December 31, 2018, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Debt Covenants (dollars in thousands)
Our principal debt obligations at December 31, 2018 consisted of borrowings under our $750,000 revolving credit facility, our two term loans, an aggregate outstanding principal amount of $2,410,000 of public issuances of senior unsecured notes and mortgage notes with an aggregate outstanding principal amount of $338,262 that were assumed in connection with certain of our acquisitions. Also, the three buildings which are owned by joint ventures secure two additional mortgage notes. Our publicly issued senior unsecured notes are governed by indentures and their supplements. Our credit agreement and our senior unsecured notes indentures and their supplements provide for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, such as, in the case of our credit agreement, a change of control of us, which includes RMR LLC ceasing to act as our business and property manager. Our credit agreement and our senior unsecured notes indentures and their supplements also contain a number of covenants which generally restrict our ability to incur debts, including debts secured by mortgages on our properties, in excess of calculated amounts, require us to maintain various financial ratios, and, in the case of our credit agreement, restrict our ability to make distributions to our shareholders in certain circumstances. Our mortgage notes are non-recourse, subject to certain limited exceptions, and do not contain any material financial covenants.  As of December 31, 2018, we believe we were in compliance with the terms and conditions of our respective covenants under our credit agreement and senior unsecured notes indentures and their supplements.
Neither our credit agreement nor our senior unsecured notes indentures and their supplements contain provisions for acceleration which could be triggered by our credit ratings. However, under our credit agreement our highest senior credit rating is used to determine the fees and interest rates we pay. Accordingly, if that credit rating is downgraded, our interest expense and related costs under our credit agreement would increase. As noted above, although in September 2018 S&P revised its outlook on our debt to stable, Moody's reaffirmed its negative rating, which may imply that our credit ratings may be downgraded unless we are successful in improving the perceived credit quality of our financial profile.
Our credit agreement has cross default provisions to other indebtedness that is recourse of $25,000 or more and indebtedness that is non-recourse of $50,000 or more. Similarly, our senior unsecured notes indentures and their supplements contain cross default provisions to any other debts of more than $25,000 (or up to $50,000 in certain circumstances).
Related Person Transactions
We have relationships and historical and continuing transactions with RMR LLC, RMR Inc. and others related to them. For example: we have no employees and the personnel and various services we require to operate our business are provided to us by RMR LLC pursuant to our business and property management agreements with RMR LLC; RMR Inc. is the managing member of RMR LLC; Adam Portnoy, one of our Managing Trustees, is the sole trustee, an officer and the controlling shareholder of ABP Trust, which is the controlling shareholder of RMR Inc., and he is also a managing director and the president and chief executive officer of RMR Inc. and an officer and employee of RMR LLC; David M. Blackman, our other Managing Trustee and our President and Chief Executive Officer, and each of our other officers is also an officer and employee of RMR LLC; and we own shares of class A common stock of RMR Inc. We have relationships and historical and continuing transactions with other companies to which RMR LLC or its subsidiaries provide management services and some of which may have trustees, directors or officers who are also trustees, directors or officers of us, RMR LLC or RMR Inc. For example, on December 31, 2018, SIR, then a REIT managed by RMR LLC, merged with and into our wholly owned subsidiary pursuant to the SIR Merger Agreement. At the time we entered into the SIR Merger Agreement, we owned 24,918,421 common shares of SIR, all of which shares we sold on October 9, 2018 pursuant to the Secondary Sale. These transactions are further described in Note 1 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K. In addition, we, ABP Trust and five other companies to which RMR LLC provides management services each own 14.3% of AIC, which arranges and insures or reinsures in part a combined property insurance program for us and its six other shareholders.

For further information about these and other such relationships and related person transactions, see Notes 1, 6, 7 and 12 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K, which are incorporated herein by reference and our other filings with the SEC, including our definitive Proxy Statement for our 2019 Annual Meeting of Shareholders, or our definitive Proxy Statement, to be filed with the SEC within 120 days after the fiscal year ended December 31, 2018. For further information about the risks that may arise as a result of these and other related person transactions and relationships, see elsewhere in this Annual Report on Form 10-K, including “Warning Concerning Forward Looking Statements,” Part I, Item 1, “Business” and Part I, Item 1A, “Risk Factors.” Our filings with the SEC and copies of certain of our agreements with these related persons, including our business and property management agreements with RMR LLC, the SIR Merger Agreement, and our shareholders agreement with AIC and its six other shareholders, are available as exhibits to our public filings with the SEC and accessible at the SEC’s website, www.sec.gov. We may engage in additional transactions with related persons, including businesses to which RMR LLC or its subsidiaries provide management services.
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
We allocate the acquisition cost of each property investment to various property components such as land, buildings and improvements and intangibles based on their fair values, and each component generally has a different useful life. For acquired real estate, we record building, land and improvements, and, if applicable, the value of in place leases, the fair market value of above or below market leases and tenant relationships at fair value. For transactions that qualify as business combinations, we allocate the excess, if any, of the consideration over the fair value of assets acquired to goodwill. We base purchase price allocations and the determination of useful lives on our estimates and, under some circumstances, studies from independent real estate appraisers to provide market information and evaluations that are relevant to our purchase price allocations and determinations of useful lives; however, our management is ultimately responsible for the purchase price allocations and determination of useful lives.
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
Impact of Climate Change
Concerns about climate change have resulted in various treaties, laws and regulations that are intended to limit carbon emissions and address other environmental concerns. These and other laws may cause energy or other costs at our properties to increase. We do not expect the direct impact of these increases to be material to our results of operations, because the increased costs either would be the responsibility of our tenants directly or in the longer term, passed through and paid by tenants of our properties. Although we do not believe it is likely in the foreseeable future, laws enacted to mitigate climate change may make some of our buildings obsolete or cause us to make material investments in our properties, which could materially and adversely affect our financial condition or the financial condition of our tenants and their ability to pay rent to us.
In an effort to reduce the effects of any increased energy costs in the future, we continuously study ways to improve the energy efficiency at all of our properties. Our property manager, RMR LLC, is a member of the Energy Star program, a joint program of the U.S. Environmental Protection Agency and the U.S. Department of Energy that is focused on promoting energy efficiency at commercial properties through its “ENERGY STAR” program, and a member of the U.S. Green Building Council, a nonprofit organization focused on promoting energy efficiency at commercial properties through its LEED® green building program.
Some observers believe severe weather in different parts of the world over the last few years is evidence of global climate change. Severe weather may have an adverse effect on certain properties we own. Rising sea levels could cause flooding at some of our properties, which may have an adverse effect on individual properties we own. We mitigate these risks by procuring, or requiring our tenants to procure, insurance coverage we believe adequate to protect us from material damages and losses resulting from the consequences of losses caused by climate change. However, we cannot be sure that our mitigation efforts will be sufficient or that future storms, rising sea levels or other changes that may occur due to future climate change could not have a material adverse effect on our financial results.

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
Fixed Rate Debt
At December 31, 2018, our outstanding fixed rate debt consisted of the following:

Indebtedness	Principal Balance (1)	Annual Interest Rate (1)	Annual Interest Expense (1)	Maturity	Interest Payments Due
Senior unsecured notes	$350,000	3.750%	$13,125	2019	Semi-annually
Senior unsecured notes	400,000	3.600%	14,400	2020	Semi-annually
Senior unsecured notes	300,000	4.000%	12,000	2022	Semi-annually
Senior unsecured notes	300,000	4.150%	12,450	2022	Semi-annually
Senior unsecured notes	350,000	4.250%	14,875	2024	Semi-annually
Senior unsecured notes	400,000	4.500%	18,000	2025	Semi-annually
Senior unsecured notes	310,000	5.875%	18,213	2046	Quarterly
Mortgage note (one building in Tampa, FL)	7,939	7.000%	556	2019	Monthly
Mortgage note (one building in Washington, D.C.)	33,703	5.720%	1,928	2020	Monthly
Mortgage note (one building in Philadelphia, PA)	40,772	4.160%	1,696	2020	Monthly
Mortgage note (one building in Lakewood, CO)	2,912	8.150%	237	2021	Monthly
Mortgage note (one building in Fairfax, VA)	13,437	5.877%	790	2021	Monthly
Mortgage note (one building in Washington, D.C.)	27,210	4.220%	1,148	2022	Monthly
Mortgage note (three buildings in Seattle, WA)	71,000	3.550%	2,521	2023	Monthly
Mortgage note (one building in Chicago, IL)	50,000	3.700%	1,850	2023	Monthly
Mortgage note (one building in Washington, D.C.)	24,509	4.800%	1,176	2023	Monthly
Mortgage note (one building in Washington, D.C.)	66,780	4.050%	2,705	2030	Monthly
	$2,748,262		$117,670

(1)
The principal balances and interest rates are the amounts stated in the contracts. In accordance with GAAP, our carrying values and recorded interest expense may differ from these amounts because of market conditions at the time we issued or assumed these debts.  For more information, see Notes 9 and 10 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

Our senior unsecured notes require semi-annual or quarterly interest payments through maturity. Our mortgages generally require principal and interest payments through maturity pursuant to amortization schedules. Because these debts require interest to be paid at a fixed rate, changes in market interest rates during the term of these debts will not affect our interest obligations.  If these debts were refinanced at interest rates which are one percentage point higher or lower than shown above, our annual interest cost would increase or decrease by approximately $27,483.

Changes in market interest rates also would affect the fair value of our fixed rate debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt.  Based on the balances outstanding at December 31, 2018, and discounted cash flow analyses through the respective maturity dates, and assuming no other changes in factors that may affect the fair value of our fixed rate debt obligations, a hypothetical immediate one percentage point increase in interest rates would change the fair value of those obligations by approximately $66,552.

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

At December 31, 2018, we owned 50% and 51% interests in two joint venture arrangements which own three buildings that are secured by fixed rate debt consisting of the following mortgage notes:

Debt	Our JV Ownership Interest	Principal Balance (1)(2)	Annual Interest Rate (1)	Annual Interest Expense (1)	Maturity	Interest Payments Due
Mortgage note (one building in Washington, D.C.)	50%	$32,000	3.920%	$1,254	2024	Monthly
Mortgage note (two buildings in Fairfax, VA)	51%	50,000	3.910%	1,955	2029	Monthly
		$82,000		$3,209

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

Floating Rate Debt

At December 31, 2018, our floating rate debt consisted of $175,000 of borrowings under our $750,000 revolving credit facility and an aggregate of $388,000 outstanding under our term loans. Our revolving credit facility matures on January 31, 2023 and, subject to the payment of an extension fee and meeting certain other conditions, we have the option to extend the stated maturity date of the facility by two six month periods. No principal repayments are required under our revolving credit facility or our term loans prior to maturity, and we can borrow, repay and reborrow funds available under our revolving credit facility, subject to conditions, at any time without penalty. One of our term loans, with an outstanding principal balance of $300,000 as of December 31, 2018, matures on March 31, 2020. Our other term loan, with an outstanding principal balance of $88,000 as of December 31 2018, was scheduled to mature on March 31, 2022. We repaid the remaining balance of this term loan in February 2019. Amounts outstanding under our term loans may be repaid without penalty at any time, but after they are repaid amounts may not be redrawn.

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

The following table presents the impact a one percentage point increase in interest rates would have on our annual floating rate interest expense as of December 31, 2018:

	Impact of Changes in Interest Rates
	Annual	Outstanding	Total Interest	Annual Earnings
	Interest Rate (1)	Debt	Expense Per Year	Per Share Impact (2)
At December 31, 2018	3.9%	$563,000	$21,957	$0.88
One percentage point increase	4.9%	$563,000	$27,587	$1.11

(1)	Weighted based on the respective interest rates and outstanding borrowings under our revolving credit facility and our term loans as of December 31, 2018.

(2)	Based on the weighted average shares outstanding (diluted) for the year ended December 31, 2018.

The following table presents the impact a one percentage point increase in interest rates would have on our annual floating rate interest expense as of December 31, 2018 if we were fully drawn on our revolving credit facility and our term loans remained outstanding:

	Impact of an Increase in Interest Rates
	Annual	Outstanding	Total Interest	Annual Earnings
	Interest Rate (1)	Debt	Expense Per Year	Per Share Impact (2)
At December 31, 2018	3.7%	$1,138,000	$42,106	$1.70
One percentage point increase	4.7%	$1,138,000	$53,486	$2.15

(1)	Weighted based on the respective interest rates and outstanding borrowings under our revolving credit facility (assuming fully drawn) and our term loans as of December 31, 2018.

(2)	Based on the weighted average shares outstanding (diluted) for the year ended December 31, 2018.

The foregoing tables show the impact of an immediate increase in floating interest rates as of December 31, 2018. If interest rates were to increase gradually over time, the impact would be spread over time. Our exposure to fluctuations in floating interest rates will increase or decrease in the future with increases or decreases in the outstanding amount under our revolving credit facility, our term loans or our other floating rate debt, if any. Although we have no present plans to do so, we may in the future enter into hedge arrangements from time to time to mitigate our exposure to changes in interest rates.

LIBOR Phase Out

LIBOR is currently expected to be phased out in 2021. We are required to pay interest on borrowings under our revolving credit facility and remaining term loan at floating rates based on LIBOR. Future debt that we may incur may also require that we pay interest based upon LIBOR. We currently expect that the determination of interest under our revolving credit facility and remaining term loan would be revised as provided under our credit agreement or amended as necessary to provide for an interest rate that approximates the existing interest rate as calculated in accordance with LIBOR. Despite our current expectations, we cannot be sure that, if LIBOR is phased out or transitioned, the changes to the determination of interest under our agreements would approximate the current calculation in accordance with LIBOR. We do not know what standard, if any, will replace LIBOR if it is phased out or transitioned.

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
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) in Internal Control—Integrated Framework. Based on this assessment, we believe that, as of December 31, 2018, our internal control over financial reporting is effective.
Ernst & Young LLP, the independent registered public accounting firm that audited our 2018 Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting. Its report appears elsewhere herein.
Item 9B. Other Information
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

We have a Code of Conduct that applies to our officers and Trustees, RMR Inc. and RMR LLC, senior level officers of RMR LLC, senior level officers and directors of RMR Inc. and certain other officers and employees of RMR LLC. Our Code of Conduct is posted on our website, www.opireit.com. A printed copy of our Code of Conduct is also available free of charge to any person who requests a copy by writing to our Secretary, Office Properties Income Trust, Two Newton Place, 255 Washington Street, Suite 300, Newton, MA 02458-1634. We intend to satisfy the requirements under Item 5.05 of Form 8-K regarding disclosure of any amendments to, or waivers from, our Code of Conduct that apply to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, on our website.
The remainder of the information required by Item 10 is incorporated by reference to our definitive Proxy Statement.
Item 11. Executive Compensation
The information required by Item 11 is incorporated by reference to our definitive Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information.  We may grant common shares to our officers and other employees of RMR LLC under our 2009 Incentive Share Award Plan, or the 2009 Plan. In addition, each of our Trustees receives common shares as part of his or her annual compensation for serving as a Trustee and such shares are awarded under the 2009 Plan. The terms of awards made under the 2009 Plan are determined by the Compensation Committee of our Board of Trustees, at the time of the awards. The following table is as of December 31, 2018.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by securityholders— 2009 Plan	None.	None.	330,372 (1)
Equity compensation plans not approved by securityholders	None.	None.	None.
Total	None.	None.	330,372 (1)

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

PART IV
Item 15.  Exhibits and Financial Statement Schedules

(a)	Index to Financial Statements and Financial Statement Schedules
The following consolidated financial statements and financial statement schedule of Office Properties Income Trust are included on the pages indicated:
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

3.1	Composite Copy of Amended and Restated Declaration of Trust, dated June 8, 2009, as amended to date. (Incorporated by reference to the Company’s Current Report on Form 8-K dated December 31, 2018.)
3.2	Amended and Restated Bylaws of the Company, adopted December 31, 2018. (Incorporated by reference to the Company’s Current Report on Form 8-K dated December 31, 2018.)
4.1	Form of Common Share Certificate. (Filed herewith.)
4.2	Indenture, dated as of August 18, 2014, between the Company and U.S. Bank National Association. (Incorporated by reference to the Company’s Current Report on Form 8-K dated August 18, 2014.)
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

4.8
Indenture, dated as of February 3, 2015, between the Company (as successor to Select Income REIT) and U.S. Bank National Association. (Incorporated by reference to Select Income REIT’s Current Report on Form 8-K dated January 29, 2015.)

4.9
First Supplemental Indenture, dated as of February 3, 2015, between the Company (as successor to Select Income REIT) and U.S. Bank National Association, including the forms of 3.60% Senior Notes due 2020, 4.15% Senior Notes due 2022 and 4.50% Senior Notes due 2025. (Incorporated by reference to Select Income REIT’s Current Report on Form 8-K dated January 29, 2015.)

4.10
Second Supplemental Indenture, dated as of May 15, 2017, between the Company (as successor to Select Income REIT) and U.S. Bank National Association, including the form of 4.250% Senior Notes due 2024. (Incorporated by reference to Select Income REIT’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed by Select Income REIT on July 25, 2017.)

4.11
Third Supplemental Indenture, dated as of December 31, 2018, among Select Income REIT, the Company and U.S. Bank National Association. (Incorporated by reference to the Company’s Current Report on Form 8-K dated December 31, 2018.)

4.12
Registration Rights and Lock-Up Agreement, dated as of June 5, 2015, among the Company, ABP Trust (f/k/a Reit Management & Research Trust), Barry M. Portnoy and Adam D. Portnoy. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 5, 2015.)

8.1	Opinion of Sullivan & Worcester LLP as to certain tax matters. (Filed herewith.)
10.1
Second Amended and Restated Business Management Agreement, dated as of June 5, 2015, between the Company and The RMR Group LLC (f/k/a Reit Management & Research LLC).(+) (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 5, 2015.)

10.2
Amendment to Second Amended and Restated Business Management Agreement, dated as of December 31, 2018, between the Company and The RMR Group LLC.(+) (Incorporated by reference to the Company’s Current Report on Form 8-K dated December 31, 2018.)

10.3
Second Amended and Restated Property Management Agreement, dated as of June 5, 2015, between the Company and The RMR Group LLC.(+) (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 5, 2015.)

10.4	2009 Incentive Share Award Plan.(+) (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, File No. 001-34364.)
10.5	First Amendment to 2009 Incentive Share Award Plan.(+) (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015.)
10.6	Form of Share Award Agreement.(+) (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.)
10.7	Form of Restricted Share Agreement.(+) (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015.)
10.8	Form of Restricted Share Agreement.(+) (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, File No. 001-34364.)
10.9	Form of Indemnification Agreement.(+) (Filed herewith.)
10.10	Summary of Trustee Compensation.(+) (Incorporated by reference to the Company’s Current Report on Form 8-K dated May 24, 2018.)
10.11
Amended and Restated Credit Agreement, dated as of December 13, 2018, among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and each of the other financial institutions initially a signatory thereto. (Incorporated by reference to the Company’s Current Report on Form 8-K dated December 13, 2018.)

21.1	Subsidiaries of the Company. (Filed herewith.)
23.1	Consent of Ernst & Young LLP. (Filed herewith.)
23.2	Consent of Sullivan & Worcester LLP. (Contained in Exhibit 8.1.)
31.1	Rule 13a-14(a) Certification. (Filed herewith.)
31.2	Rule 13a-14(a) Certification. (Filed herewith.)
32.1	Section 1350 Certification. (Furnished herewith.)
99.1
Amended and Restated Shareholders Agreement, dated May 21, 2012, by and among Affiliates Insurance Company, Five Star Senior Living Inc. (f/k/a Five Star Quality Care, Inc.), Hospitality Properties Trust, ABP Trust (as successor to The RMR Group LLC), Senior Housing Properties Trust, TravelCenters of America LLC, the Company and Industrial Logistics Properties Trust (as successor to Select Income REIT). (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, File No. 001-34364.)

99.2
Registration Rights Agreement, dated as of June 5, 2015, between the Company and The RMR Group Inc. (f/k/a Reit Management & Research Inc.). (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 5, 2015.)

99.3
Registration Rights Agreement, dated as of June 5, 2015, between the Company (as successor to Select Income REIT) and The RMR Group Inc. (Incorporated by reference to Select Income REIT’s Current Report on Form 8-K dated June 5, 2015.)

99.4	Audited Financial Statements as of September 30, 2018 for Select Income REIT. (Filed herewith.)
99.5
Letter dated as of October 2, 2017, between the Company and The RMR Group LLC, regarding Second Amended and Restated Business Management Agreement. (+) (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017.)

101.1
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Statements of Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these financial statements, tagged as blocks of text and in detail. (Filed herewith.)

(+) Management contract or compensatory plan or arrangement.
Item 16.  Form 10-K Summary
None.

Report of Independent Registered Public Accounting Firm
To the Trustees and Shareholders of Office Properties Income Trust
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Office Properties Income Trust (the Company) as of December 31, 2018 and 2017, the related consolidated statements of comprehensive income (loss), shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and the financial statement schedule listed in the Index at item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 28, 2019 expressed an unqualified opinion thereon.
Adoption of New Accounting Standard
As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for investments in equity securities in the year ended December 31, 2018 due to the adoption of ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities.
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

Boston, Massachusetts February 28, 2019

Report of Independent Registered Public Accounting Firm
To the Trustees and Shareholders of Office Properties Income Trust
Opinion on Internal Control over Financial Reporting
We have audited Office Properties Income Trust’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Office Properties Income Trust’s (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of comprehensive income (loss), shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedule listed in the Index at item 15(a), and our report dated February 28, 2019 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP

Boston, Massachusetts February 28, 2019

 OFFICE PROPERTIES INCOME TRUST
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)

	December 31,
	2018	2017
ASSETS
Real estate properties:
Land	$924,164	$627,108
Buildings and improvements	3,020,472	2,348,613
Total real estate properties, gross	3,944,636	2,975,721
Accumulated depreciation	(375,147)	(341,848)
Total real estate properties, net	3,569,489	2,633,873
Assets of discontinued operations - Equity investment in Select Income REIT	—	467,499
Assets of properties held for sale	253,501	—
Investment in unconsolidated joint ventures	43,665	50,202
Acquired real estate leases, net	1,056,558	351,872
Cash and cash equivalents	35,349	16,569
Restricted cash	3,594	3,111
Rents receivable, net	72,051	61,429
Deferred leasing costs, net	25,672	22,977
Other assets, net	178,704	96,033
Total assets	$5,238,583	$3,703,565

LIABILITIES AND SHAREHOLDERS’ EQUITY
Unsecured revolving credit facility	$175,000	$570,000
Unsecured term loans, net	387,152	547,852
Senior unsecured notes, net	2,357,497	944,140
Mortgage notes payable, net	335,241	183,100
Liabilities of properties held for sale	4,271	—
Accounts payable and other liabilities	145,536	89,440
Due to related persons	34,887	4,859
Assumed real estate lease obligations, net	20,031	13,635
Total liabilities	3,459,615	2,353,026

Commitments and contingencies

Preferred units of limited partnership	—	20,496

Shareholders’ equity:
Common shares of beneficial interest, $.01 par value: 200,000,000 shares authorized,
48,082,903 and 24,786,479 shares issued and outstanding, respectively	481	248
Additional paid in capital	2,609,801	1,968,960
Cumulative net income	146,882	108,144
Cumulative other comprehensive income	106	60,427
Cumulative common distributions	(978,302)	(807,736)
Total shareholders’ equity	1,778,968	1,330,043
Total liabilities and shareholders’ equity	$5,238,583	$3,703,565
The accompanying notes are an integral part of these consolidated financial statements.

OFFICE PROPERTIES INCOME TRUST
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(amounts in thousands, except per share data)

	Year Ended December 31,
	2018	2017	2016

Rental income	$426,560	$316,532	$258,180

EXPENSES:
Real estate taxes	49,708	37,942	30,703
Utility expenses	26,425	20,998	17,269
Other operating expenses	89,610	65,349	54,290
Depreciation and amortization	162,488	109,588	73,153
Loss on impairment of real estate	8,630	9,490	—
Acquisition and transaction related costs	14,508	—	1,191
General and administrative	24,922	18,847	14,897
Total expenses	376,291	262,214	191,503

Gain on sale of real estate	20,661	—	79
Dividend income	1,337	1,216	971
Unrealized loss on equity securities	(7,552)	—	—
Interest income	639	1,962	158
Interest expense (including net amortization of debt premiums, discounts
and issuance costs of $3,626, $3,420 and $2,832, respectively)	(89,865)	(65,406)	(45,060)
Gain (loss) on early extinguishment of debt	(709)	(1,715)	104
Income (loss) from continuing operations before income taxes and
equity in net earnings (losses) of investees	(25,220)	(9,625)	22,929
Income tax expense	(117)	(101)	(101)
Equity in net earnings (losses) of investees	(2,269)	(13)	137
Income (loss) from continuing operations	(27,606)	(9,739)	22,965
Income from discontinued operations	5,722	21,829	34,878
Net income (loss)	(21,884)	12,090	57,843
Other comprehensive income (loss):
Unrealized gain on equity securities	—	24,042	30,465
Equity in unrealized gain (loss) of investees	(40)	9,428	11,359
Other comprehensive income (loss)	(40)	33,470	41,824
Comprehensive income (loss)	$(21,924)	$45,560	$99,667

Net income (loss)	$(21,884)	$12,090	$57,843
Preferred units of limited partnership distributions	(371)	(275)	—
Net income (loss) available for common shareholders	$(22,255)	$11,815	$57,843

Weighted average common shares outstanding (basic)	24,830	21,158	17,763
Weighted average common shares outstanding (diluted)	24,830	21,158	17,768

Per common share amounts (basic and diluted):
Income (loss) from continuing operations	$(1.13)	$(0.47)	$1.29
Income from discontinued operations	$0.23	$1.03	$1.96
Net income (loss) available for common shareholders	$(0.90)	$0.56	$3.26

The accompanying notes are an integral part of these consolidated financial statements.

OFFICE PROPERTIES INCOME TRUST
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(dollars in thousands)

	Number of Shares	Common Shares	Additional Paid In Capital	Cumulative Net Income	Cumulative Other Comprehensive Income (Loss)	Cumulative Common Distributions	Total
Balance at December 31, 2015	17,781,577	$178	$1,473,015	$38,486	$(14,867)	$(540,161)	$956,651
Share grants	16,475	—	1,389	—	—	—	1,389
Share repurchases	(3,575)	—	(337)	—	—	—	(337)
Equity in unrealized gain of investees	—	—	—	—	11,359	—	11,359
Unrealized gain on equity securities	—	—	—	—	30,465	—	30,465
Net income available for common shareholders	—	—	—	57,843	—	—	57,843
Distributions to common shareholders	—	—	—	—	—	(122,366)	(122,366)
Balance at December 31, 2016	17,794,477	178	1,474,067	96,329	26,957	(662,527)	935,004
Issuance of shares, net	6,976,757	70	493,796	—	—	—	493,866
Share grants	18,836	—	1,361	—	—	—	1,361
Share repurchases	(3,591)	—	(264)	—	—	—	(264)
Equity in unrealized gain of investees	—	—	—	—	9,428	—	9,428
Unrealized gain on equity securities	—	—	—	—	24,042	—	24,042
Net income available for common shareholders	—	—	—	11,815	—	—	11,815
Distributions to common shareholders	—	—	—	—	—	(145,209)	(145,209)
Balance at December 31, 2017	24,786,479	248	1,968,960	108,144	60,427	(807,736)	1,330,043
Cumulative adjustment upon adoption of ASU No. 2016-01	—	—	—	60,281	(60,281)	—	—
Adjustment upon adoption of ASU No. 2014-09	—	—	—	712	—	—	712
Balance at January 1, 2018	24,786,479	248	1,968,960	169,137	146	(807,736)	1,330,755
Issuance of shares, net	23,281,738	233	639,550	—	—	—	639,783
Share grants	19,925	—	1,523	—	—	—	1,523
Shares forfeitures or repurchases	(5,239)	—	(232)	—	—	—	(232)
Equity in unrealized gain of investees	—	—	—	—	(40)	—	(40)
Net loss available for common shareholders	—	—	—	(22,255)	—	—	(22,255)
Distributions to common shareholders	—	—	—	—	—	(170,566)	(170,566)
Balance at December 31, 2018	48,082,903	$481	$2,609,801	$146,882	$106	$(978,302)	$1,778,968
The accompanying notes are an integral part of these consolidated financial statements.

OFFICE PROPERTIES INCOME TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Year Ended December 31,
	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(21,884)	$12,090	$57,843
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	66,685	52,427	42,489
Net amortization of debt premiums, discounts and issuance costs	3,626	3,420	2,832
Gain on sale of real estate	(20,661)	—	(79)
(Gain) loss on early extinguishment of debt	709	1,715	(104)
Straight line rental income	(10,164)	(5,582)	(2,691)
Amortization of acquired real estate leases	94,375	56,174	29,003
Amortization of deferred leasing costs	4,833	3,802	3,265
Other non-cash expenses, net	250	300	284
Loss on impairment of real estate	8,630	9,490	—
Unrealized loss on equity securities	7,552	—	—
Increase in carrying value of property included in discontinued operations	—	(619)	—
Equity in net (earnings) losses of investees	2,269	13	(137)
Equity in earnings of Select Income REIT included in discontinued operations	(20,873)	(21,584)	(35,381)
Net gain on issuance of shares by Select Income REIT included in discontinued operations	(29)	(72)	(86)
Loss on sale of Select Income REIT shares included in discontinued operations	15,180	—	—
Distributions of earnings from Select Income REIT	20,873	21,584	35,381
Change in assets and liabilities:
Deferred leasing costs	(9,203)	(5,017)	(10,196)
Rents receivable	5,021	(4,990)	1,670
Other assets	1,127	1,368	25
Accounts payable and other liabilities	(3,303)	11,696	1,970
Due to related persons	(97)	1,339	634
Net cash provided by operating activities	144,916	137,554	126,722

CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate acquisitions and deposits	25,221	(1,187,012)	(200,331)
Real estate improvements	(47,500)	(45,940)	(32,999)
Distributions in excess of earnings from Select Income REIT	17,251	29,248	14,954
Distributions in excess of earnings from unconsolidated joint ventures	3,751	482	—
Proceeds from sale of properties, net	304,808	15,083	263
Proceeds from sale of Select Income REIT shares	435,125	—	—
Net cash provided by (used in) investing activities	738,656	(1,188,139)	(218,113)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of mortgage notes payable	(3,708)	(11,909)	(107,933)
Repayment of unsecured term loan	(162,000)	—	—
Proceeds from issuance of senior notes, after discounts	—	297,954	300,235
Proceeds from issuance of common shares, net	—	493,866	—
Borrowings on unsecured revolving credit facility	238,000	645,000	399,000
Repayments on unsecured revolving credit facility	(741,000)	(235,000)	(356,000)
Payment of debt issuance costs	(3,936)	(4,644)	(544)
Repurchase of common shares	(232)	(264)	(337)
Redemption of preferred units of limited partnership	(20,221)	—	—
Preferred units of limited partnership distributions	(646)	—	—
Distributions to common shareholders	(170,566)	(145,209)	(122,366)
Net cash (used in) provided by financing activities	(864,309)	1,039,794	112,055

Increase (decrease) in cash, cash equivalents and restricted cash	19,263	(10,791)	20,664
Cash, cash equivalents and restricted cash at beginning of period	19,680	30,471	9,807
Cash, cash equivalents and restricted cash at end of period	$38,943	$19,680	$30,471
The accompanying notes are an integral part of these consolidated financial statements

OFFICE PROPERTIES INCOME TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(dollars in thousands)

	Year Ended December 31,
	2018	2017	2016
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$65,188	$55,048	$41,139
Income taxes paid	$68	$117	$111

NON-CASH INVESTING ACTIVITIES:
Sale of real estate	$—	$—	$3,600
Mortgage note receivable related to sale of real estate	$—	$—	$(3,600)
Working capital assumed	$30,483	$(1,596)	$—
Real estate and investment acquired by issuance of common shares	$(639,809)	$—	$—
Real estate and investment acquired by assumption of debt	$(1,719,772)	$—	$—

NON-CASH FINANCING ACTIVITIES:
SIR unsecured revolving credit facility	$108,000	$—
Assumption of mortgage notes payable	$161,772	$167,548	$—
Assumption of senior unsecured notes	$1,450,000	$—	$—
Preferred units of limited partnership issued	$—	$20,221	$—
Issuance of common shares	$639,809	$—	$—
SUPPLEMENTAL DISCLOSURE OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH:

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets to the amounts shown in the consolidated statements of cash flows:

	As of December 31,
	2018	2017	2016
Cash and cash equivalents	$35,349	$16,569	$29,941
Restricted cash	3,594	3,111	530
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$38,943	$19,680	$30,471
The accompanying notes are an integral part of these consolidated financial statements.

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 1. Organization
Office Properties Income Trust (formerly Government Properties Income Trust, or GOV), or OPI, we, us or our, is a real estate investment trust, or REIT, formed in 2009 under Maryland law.
As of December 31, 2018, our wholly owned properties were comprised of 247 buildings, or our consolidated properties, located in 38 states and the District of Columbia containing approximately 31.9 million rentable square feet and we had a noncontrolling ownership interest in two unconsolidated joint ventures that own three buildings totaling an additional approximately 0.4 million rentable square feet.
Merger with Select Income REIT

On September 14, 2018, we and our wholly owned subsidiary, GOV MS REIT, a Maryland real estate investment trust, or Merger Sub, and Select Income REIT, or SIR, a REIT that owned properties that are primarily net leased to single tenants, entered into an Agreement and Plan of Merger, or the SIR Merger Agreement, pursuant to which SIR merged with and into Merger Sub, with Merger Sub continuing as the surviving entity in the merger, or the SIR Merger.

The SIR Merger was consummated and became effective at 4:01 p.m., Eastern Time, on December 31, 2018. Pursuant to the terms set forth in the SIR Merger Agreement, at the effective time of the SIR Merger, we issued to SIR’s shareholders 1.04 of our common shares of beneficial interest, $.01 par value per share, or our common shares, for each common share of SIR issued and outstanding immediately prior to the effective time of the SIR Merger (other than SIR common shares held by us or any of our or SIR’s wholly owned subsidiaries), with cash paid in lieu of fractional shares and any outstanding unvested SIR common share awards under SIR’s equity compensation plan were converted into awards under our 2009 Incentive Share Award Plan, or the 2009 Plan, subject to substantially similar vesting requirements and other terms and conditions, of a number of our common shares determined by multiplying the number of unvested SIR common shares subject to such award by 1.04 (rounded down to the nearest whole number), or the Exchange Ratio. Later on December 31, 2018, Merger Sub merged with and into us, with us as the surviving entity and we changed our name to “Office Properties Income Trust.” Effective January 1, 2019, the ticker symbol for our common shares, which continue to be traded on The Nasdaq Stock Market LLC, or Nasdaq, was changed to “OPI.”

As a condition of the SIR Merger, on October 9, 2018, we sold all of the 24,918,421 common shares of SIR we then owned, or the Secondary Sale, in an underwritten public offering at a price of $18.25 per share, raising net proceeds of $435,125 after deducting underwriting discounts and offering expenses. We used the net proceeds from the Secondary Sale to repay amounts outstanding under our revolving credit facility.

In addition, as a condition of the SIR Merger, on December 27, 2018, SIR paid a pro rata distribution to SIR's shareholders as of the close of business on December 20, 2018 of all 45,000,000 common shares of beneficial interest of Industrial Logistics Properties Trust, or ILPT, that SIR owned, or the ILPT Distribution.

Upon consummation of the SIR Merger, SIR’s separate business and property management agreements with RMR LLC were terminated for convenience and RMR LLC waived its right to receive payment of the termination fees due on account thereof, pursuant to the terms of the letter agreement entered into between SIR and RMR LLC on September 14, 2018.

Also upon consummation of the SIR Merger, we assumed all of the principal and interest on all of SIR’s outstanding $400,000 aggregate principal amount of 3.60% Senior Notes due 2020, $300,000 aggregate principal amount of 4.15% Senior Notes due 2022, $350,000 aggregate principal amount of 4.250% Senior Notes due 2024 and $400,000 aggregate principal amount of 4.50% Senior Notes due 2025.

The aggregate transaction value, based on the closing price of our common shares on December 31, 2018 of $6.87 per share (prior to the Reverse Share Split, as defined below), was approximately $2,415,053, excluding closing costs of approximately $27,497 ($14,508 of which was paid by us and $12,989 of which was paid by SIR) and including the repayment or assumption of $1,719,772 of SIR debt. Following the SIR Merger and the other transactions contemplated by the SIR Merger Agreement, including the Secondary Sale and the ILPT Distribution, or, collectively, the SIR Transactions, we acquired SIR's property portfolio of 99 buildings with approximately 16.5 million rentable square feet.

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

Reverse Share Split

After the SIR Merger and the other SIR Transactions, on December 31, 2018, we effected a reverse share split of our common shares, or the Reverse Share Split, pursuant to which every four of our common shares issued and outstanding as of the effective time of the Reverse Share Split were converted and reclassified into one of our common shares of beneficial interest, par value $.04 per share, subject to the receipt of cash in lieu of fractional shares. Following the effective time of the Reverse Share Split on December 31, 2018, we changed the par value of our common shares from $.04 per share back to $.01 per share. The Reverse Share Split affected all record holders of our common shares uniformly and did not affect any record shareholder’s percentage ownership interest in us. The Reverse Share Split reduced the number of our issued and outstanding common shares from 192,331,612 to 48,082,903. All impacted amounts and share information included in the consolidated financial statements and notes hereto have been retroactively adjusted for the Reverse Share Split as if the Reverse Share Split occurred on the first day of the first period presented. Certain adjusted amounts in the notes to these consolidated financial statements may not agree with previously reported amounts due to rounding of fractional shares.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation.  These consolidated financial statements include the accounts of us and our subsidiaries, all of which are wholly owned directly or indirectly by us. All intercompany transactions and balances with or among our consolidated subsidiaries have been eliminated.
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
We amortize capitalized above market lease values (included in acquired in place real estate leases, net in our consolidated balance sheets) and below market lease values (presented as assumed real estate lease obligations, net in our consolidated balance sheets) as a reduction or increase, respectively, to rental income over the terms of the associated leases. Such amortization resulted in net decreases to rental income of $2,903, $2,764 and $1,457 during the years ended December 31, 2018, 2017 and 2016, respectively. We amortize the value of acquired in place leases (included in acquired real estate leases, net in our consolidated balance sheets), exclusive of the value of above market and below market acquired in place leases, over the terms of the associated leases. Such amortization, which is included in depreciation and amortization expense, amounted to $91,472, $53,410, and $27,546 during the years ended December 31, 2018, 2017 and 2016, respectively. If a lease is terminated prior to its stated expiration, we write off the unamortized amounts relating to that lease.

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

As of December 31, 2018 and 2017, our acquired real estate leases and assumed real estate obligations, excluding properties classified as held for sale, were as follows:

	December 31,
	2018	2017
Acquired real estate leases:
Capitalized above market lease values	$62,260	$46,096
Less: accumulated amortization	(20,956)	(27,259)
Capitalized above market lease values, net	41,304	18,837

Lease origination value	1,168,979	472,928
Less: accumulated amortization	(153,725)	(139,893)
Lease origination value, net	1,015,254	333,035
Acquired real estate leases, net	$1,056,558	$351,872

Assumed real estate lease obligations:
Capitalized below market lease values	$31,091	$25,973
Less: accumulated amortization	(11,060)	(12,338)
Assumed real estate lease obligations, net	$20,031	$13,635
As of December 31, 2018, the weighted average amortization periods for capitalized above market leases, lease origination value and capitalized below market lease values were 5.4 years, 6.9 years and 5.8 years, respectively.  Future amortization of net intangible lease assets and liabilities, to be recognized over the current terms of the associated leases as of December 31, 2018 are estimated to be $203,554 in 2019, $180,025 in 2020, $153,089 in 2021, $136,515 in 2022, $112,524 in 2023 and $250,820 thereafter.
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
Deferred Leasing Costs. Deferred leasing costs include brokerage, legal and other fees associated with our entering leases and we amortize those costs, which are included in depreciation and amortization expense, on a straight line basis over the terms of the respective leases. Deferred leasing costs, excluding properties classified as held for sale, totaled $38,840 and $32,990 at December 31, 2018 and 2017, respectively, and accumulated amortization of deferred leasing costs totaled $13,168 and $10,013 at December 31, 2018 and 2017, respectively. Future amortization of deferred leasing costs to be recognized during the current terms of our existing leases as of December 31, 2018 are estimated to be $4,925 in 2019, $4,215 in 2020, $3,599 in 2021, $2,902 in 2022, $2,363 in 2023 and $7,668 thereafter.
Debt Issuance Costs. Debt issuance costs include capitalized issuance or assumption costs related to borrowings, which are amortized to interest expense over the terms of the respective loans. Debt issuance costs, net of accumulated amortization, for our revolving credit facility are included in other assets in our consolidated balance sheets. As of December 31, 2018 and 2017, debt issuance costs for our revolving credit facility were $4,125 and $5,234 and accumulated

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

amortization of debt issuance costs for our revolving credit facility were $49 and $3,849, respectively. Debt issuance costs, net of accumulated amortization, for our unsecured term loans, senior unsecured notes and mortgage notes payable are presented as a direct deduction from the associated debt liability in our consolidated balance sheets. As of December 31, 2018 and 2017, debt issuance costs, net of accumulated amortization, for our unsecured term loans, senior unsecured notes, and mortgage notes payable totaled $12,888 and $15,750, respectively. Future amortization of debt issuance costs to be recognized with respect to our revolving credit facility, unsecured term loans, senior unsecured notes and mortgage notes as of December 31, 2018 are estimated to be $2,890 in 2019, $2,189 in 2020, $2,049 in 2021, $1,725 in 2022, $406 in 2023 and $7,705 thereafter.
Equity Securities. As of December 31, 2018, we owned 2,801,061 common shares of class A common stock of RMR Inc., including 1,586,836 common shares acquired from SIR on December 31, 2018 in connection with the SIR Merger. Our equity securities are recorded at fair value based on their quoted market price at the end of each reporting period. Effective January 1, 2018, changes in the fair value of our equity securities are recorded through earnings in accordance with the Financial Accounting Standards Board, or FASB, Accounting Standards Update, or ASU, No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. Prior to January 1, 2018, unrealized gains and losses on equity securities were recorded as a component of cumulative comprehensive income (loss) in shareholders' equity. As further described in Note 7, we initially acquired 1,541,201 shares of class A common stock of RMR Inc. on June 5, 2015 for cash and share consideration of $17,462. We concluded, for accounting purposes, that the cash and share consideration we paid for our investment in these shares represented a discount to the fair value of these shares. We initially accounted for this investment under the cost method of accounting and recorded this investment at its estimated fair value of $39,833 as of June 5, 2015 using Level 3 inputs, as defined in the fair value hierarchy under U.S. generally accepted accounting principles, or GAAP.  As a result, we recorded a liability for the amount by which the estimated fair value of these shares exceeded the price we paid for these shares. This liability is included in accounts payable and other liabilities in our consolidated balance sheets. This liability is being amortized on a straight line basis through December 31, 2035 as an allocated reduction to our business management and property management fee expense. We amortized $1,087 of this liability during each of the years ended December 31, 2018, 2017 and 2016. These amounts are included in the net business management and property management fee amounts for such periods. As of December 31, 2018, the remaining unamortized amount of this liability was $18,493. Future amortization of this liability as of December 31, 2018 is estimated to be $1,087 in 2019 through 2023 and $13,058 thereafter.
Equity Method Investments.  We account for our investments in Affiliates Insurance Company, or AIC, and SIR, until we sold the SIR common shares we owned as described in Note 1, using the equity method of accounting. Significant influence is present through common representation on the boards of trustees or directors of us, AIC and, until December 31, 2018, SIR. One of our Managing Trustees, Adam D. Portnoy, as the sole trustee of ABP Trust, is the controlling shareholder of The RMR Group Inc., or RMR Inc. He is also a director and officer of RMR Inc. Substantially all of the business of RMR Inc. is conducted by its majority owned subsidiary, RMR LLC, which is our manager, the manager of AIC and, until December 31, 2018, SIR. Most of our Trustees are directors of AIC. See Notes 7, 12 and 13 for further information of our investments in AIC and SIR.
In connection with our acquisition of First Potomac Realty Trust, or FPO, in 2017, we acquired 50% and 51% interests in two unconsolidated joint ventures which own three buildings. The buildings owned by these joint ventures are encumbered by an aggregate $82,000 of mortgage indebtedness. We do not control the activities that are most significant to these joint ventures and, as a result, we account for our investment in these joint ventures under the equity method of accounting. See Note 5 for further information regarding our unconsolidated joint ventures.

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

Revenue Recognition. We recognize rental income from operating leases that contain fixed contractual rent changes on a straight line basis over the term of the lease agreements. We increased rental income by $10,164, $5,582 and $2,691 to record revenue on a straight line basis during the years ended December 31, 2018, 2017 and 2016, respectively. Rents receivable, excluding properties classified as held for sale, include $34,006 and $27,267 of straight line rent receivables at December 31, 2018 and 2017, respectively.

OFFICE PROPERTIES INCOME TRUST
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
Cumulative Other Comprehensive Income. Cumulative other comprehensive income represents our share of the cumulative comprehensive income of our equity method investees and, prior to the adoption of FASB ASU No. 2016-01 on January 1, 2018, unrealized gains and losses related to our investment in RMR Inc. See Notes 5 and 7 for further information regarding these investments.

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
Reclassifications. Reclassifications have been made to the prior years’ consolidated financial statements to conform to the current year’s presentation.
Segment Reporting. We operate in one business segment: direct ownership of real estate properties.
Note 3.    Weighted Average Common Shares

The following table provides a reconciliation of the weighted average number of common shares used in the calculation of basic and diluted earnings per share (in thousands):

	For the Year Ended December 31,
	2018	2017	2016
Weighted average common shares for basic earnings per share	24,830	21,158	17,763
Effect of dilutive securities: unvested share awards	—	—	5
Weighted average common shares for diluted earnings per share (1)	24,830	21,158	17,768

(1)
For the years ended December 31, 2018 and 2017, four and five unvested common shares, respectively, were not included in the calculation of diluted earnings per share because to do so would have been antidilutive.

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

Note 4.    New Accounting Pronouncements

On January 1, 2018, we adopted FASB ASU No. 2014-09 (and related clarifying guidance issued by the FASB), Revenue From Contracts With Customers, which outlines a comprehensive model for entities to use in accounting for revenue arising from contracts with customers. ASU No. 2014-09 states that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” While ASU No. 2014-09 specifically references contracts with customers, it may apply to certain other transactions such as the sale of real estate or equipment. A substantial portion of our revenue consists of rental income from leasing arrangements, which is specifically excluded from ASU No. 2014-09. We have adopted ASU No. 2014-09 using the modified retrospective approach, which resulted in an adjustment to reclassify a previous deferred gain on sale of real estate of $712 from accounts payable and other liabilities to cumulative net income. The adoption of ASU No. 2014-09 did not have a material impact on the amount or timing of our revenue recognition in our consolidated financial statements except for profit recognition on real estate sales.

On January 1, 2018, we adopted FASB ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which changes how entities measure certain equity investments and present changes in the fair value of financial liabilities measured under the fair value option that are attributable to their own credit. The implementation of ASU No. 2016-01 resulted in the reclassification of historical changes in the fair value of our equity securities of $45,116 from cumulative other comprehensive income to cumulative net income. We also reclassified $15,165 from cumulative other comprehensive income to cumulative net income for our share of cumulative other comprehensive income of certain of our equity method investees. Effective January 1, 2018, changes in the fair value of our equity securities are recorded through earnings in accordance with ASU No. 2016-01.

On January 1, 2018, we adopted FASB ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which clarifies how companies present and classify certain cash receipts and cash payments in the statements of cash flows. The implementation of this update resulted in the reclassification of $2,944 and $2,956 of accretion recorded in our equity in the earnings of SIR from cash flow from investing activities to cash flow from operating activities for the year ended December 31, 2017 and 2016, respectively. See Note 12 for further information regarding our investment in SIR.
On January 1, 2018, we adopted FASB ASU No. 2016-18, Restricted Cash, which requires companies to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. The implementation of ASU No. 2016-18 resulted in a decrease of $1,563 and an increase of $492 of net cash provided by operating activities for the years ended December 31, 2017 and 2016, respectively. This update also requires a reconciliation of the totals in the statements of cash flows to the related captions in the balance sheets. As a result, amounts included in restricted cash on our consolidated balance sheets are included with cash and cash equivalents on the consolidated statements of cash flows. The adoption of this update did not change our balance sheet presentation.
On October 1, 2018, we adopted FASB ASU No. 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which aligns the measurement and classification guidance for share based payments to nonemployees with the guidance for share based payments to employees, with certain exceptions. The adoption of this standard did not have a material impact in our consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, Leases. In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases and ASU No. 2018-11, Leases (Topic 842): Targeted Improvements. In December 2018, the FASB issued ASU No. 2018-20 Leases (Topic 842), Narrow-Scope Improvements for Lessors. Collectively, these standards set out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). ASU No. 2016-02 requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales type leases, direct financing leases and operating leases. These standards are effective as of January 1, 2019. Upon adoption, we applied the package of practical expedients that allows an entity to not reassess (i) whether any expired or existing contracts are or contain leases, (ii) lease classification for any expired or existing leases and (iii) initial direct costs for any expired or existing leases. Furthermore, we applied the optional transition method in ASU No. 2018-11 which allows entities to initially apply the new leases standard at the adoption date and recognize a cumulative effect adjustment to the opening balance of retained earnings in the period of

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

adoption, if any. Additionally, our leases met the criteria in ASU No. 2018-11 to not separate non-lease components from the related lease component; therefore, the accounting for these leases remained largely unchanged from the previous standard. The adoption of ASU No. 2016-02 and the related improvements did not have a material impact in our consolidated financial statements.
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

Note 5. Real Estate Properties
As of December 31, 2018, our wholly owned properties were comprised of 247 buildings, with an undepreciated carrying value of $4,161,591 and had a noncontrolling ownership interest in two unconsolidated joint ventures that own three buildings. We generally lease space at our properties on a gross lease, modified gross lease or net lease basis pursuant to fixed term contracts expiring between 2019 and 2039. Our leases generally require us to pay all or some property operating expenses and to provide all or most property management services. During the year ended December 31, 2018, we entered into 128 leases for 1,382,821 rentable square feet for a weighted (by rentable square feet) average lease term of 6.8 years and we made commitments for approximately $37,135 of leasing related costs. As of December 31, 2018, we have estimated unspent leasing related obligations of $58,380.

Merger with Select Income REIT

As described in Note 1, on December 31, 2018, we completed the SIR Merger, pursuant to which we acquired SIR's property portfolio of 99 buildings with approximately 16.5 million rentable square feet. The total consideration transferred and assumed debt for the SIR Merger is $2,415,053, including the assumption of $1,719,772 of debt and excluding acquisition related costs.

The following table summarizes the estimated consideration transferred and liabilities assumed:

Total Purchase Price (excluding acquisition costs):
OPI common shares issued	23,282,704
Closing price of OPI common shares on December 31, 2018	$27.48
Value of consideration transferred	$639,809
Cash consideration for fractional shares	8
Equity issuance costs	(239)
Value of consideration transferred	$639,578

Assumed working capital	55,703
Assumed senior unsecured notes, principal balance	1,450,000
Assumed mortgage notes payable, principal balance	161,772
SIR unsecured revolving credit facility repaid at closing	108,000
Non-cash portion of purchase price	1,775,475
Total consideration transferred and liabilities assumed	$2,415,053

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

The following table summarizes the preliminary purchase price allocation for SIR based on estimated fair values as of the December 31, 2018:

Preliminary Purchase Price Allocation:
Land	$475,893
Buildings and improvements	960,286
Assets of properties held for sale	7,022
Acquired real estate leases	858,121
Cash	24,744
Restricted cash	476
Rents receivable, net	11,389
Other assets (1)	89,188
Total assets	2,427,119
Unsecured revolving credit facility (2)	(108,000)
Senior unsecured notes (3)	(1,410,947)
Mortgage notes payable (4)	(159,490)
Accounts payable and other liabilities	(67,151)
Assumed real estate lease obligations	(11,833)
Due to related persons	(30,120)
Net assets acquired	639,578
Assumed working capital	55,703
SIR unsecured revolving credit facility repaid at closing (2)	108,000
Assumed senior unsecured notes, principal balance	1,450,000
Assumed mortgage notes payable, principal balance	161,772
Consideration transferred and liabilities assumed (5)	$2,415,053

(1)	Other assets includes $84,229 for SIR's investment in shares of class A common stock of RMR Inc. which was recorded at fair value as of December 31, 2018.

(2)	We repaid the outstanding balance under SIR's revolving credit facility at the closing of the SIR Merger with borrowings under our revolving credit facility.

(3)	The aggregate principal balance of the senior unsecured notes was $1,450,000 as of December 31, 2018.

(4)	The aggregate principal balance of the mortgage notes payable was $161,772 as of December 31, 2018.

(5)
The allocation of purchase price is based on preliminary estimates and may change significantly following the completion of (i) third party appraisals and (ii) our analysis of intangibles and building valuations. Purchase price excludes acquisition related costs.

We were the accounting acquirer of SIR and accounted for the SIR Merger as a business combination because substantially all of the fair value of the gross assets acquired was not concentrated in a single identifiable asset or a group of similar identifiable assets and we acquired inputs and a substantive process that together significantly contributed to the ability to create outputs. Although we and SIR have no employees, the personnel and various services required to operate our businesses are provided pursuant to business and property management agreements with RMR LLC. These agreements were in effect before, and, in the case of us, remain in effect after, the SIR Merger. As a result, our acquisition of SIR included a substantive process for accounting purposes.
The assets acquired and liabilities assumed were recorded at their respective fair values and added to our consolidated balance sheet as of December 31, 2018. We allocated the purchase price based on the estimated fair values of the acquired assets and liabilities assumed in a manner consistent with our purchase price allocation accounting policy described in Note 2. We engaged an independent real estate consulting firm to assist us with determining the purchase price allocations and to provide market information and evaluations which are relevant to purchase price allocations and determinations of useful lives. As of the date acquired, the weighted average amortization periods for capitalized above market lease values, lease origination value and capitalized below market lease values were 5.8 years, 7.2 years and 5.7 years, respectively.

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

FPO Transaction

On October 2, 2017, we completed our acquisition of FPO pursuant to merger transactions, as a result of which we acquired 72 buildings with 6.0 million rentable square feet, and FPO's 50% and 51% interests in two joint ventures that own three buildings with 0.4 million rentable square feet, or collectively, the FPO Transaction. The aggregate value we paid for FPO was $1,370,888, including $651,696 in cash to FPO's shareholders, the repayment of $483,000 of FPO corporate debt, the assumption of $167,548 of mortgage debt; this amount excludes the $82,000 of mortgage debt that encumber the two properties owned by the two joint ventures and the payment of certain transaction fees and expenses, net of FPO cash on hand. We financed the cash payments for the FPO Transaction with borrowings under our revolving credit facility and with cash on hand, including net proceeds from our public offerings of common shares and senior unsecured notes, as described further in Notes 9 and 11. We accounted for the FPO Transaction as an asset acquisition. Our allocation of the purchase price was based on estimates of the relative fair value of the acquired assets and assumed liabilities.

The following table summarizes the total consideration paid and the estimated fair values of the assets acquired and liabilities assumed in the FPO Transaction:

Total Purchase Price:
Cash consideration	$1,175,140
Acquisition related costs	9,575
Total cash consideration	1,184,715
Preferred units of limited partnership issued (1)	20,221
Acquired net working capital	(1,596)
Assumed mortgage notes	167,548
Non-cash portion of purchase price	186,173
Gross purchase price	$1,370,888

Purchase Price Allocation:
Land	$360,909
Buildings and improvements	681,340
Acquired real estate leases (2)	283,498
Investment in unconsolidated joint ventures	51,305
Cash	11,191
Restricted cash	1,018
Rents receivable	2,672
Other assets	3,640
Total assets	1,395,573

Mortgage notes payable (3)	(167,936)
Assumed real estate lease obligations (2)	(5,776)
Accounts payable and accrued expenses	(10,640)
Rents collected in advance	(1,436)
Security deposits	(4,849)
Net assets acquired	1,204,936

Assumed working capital	(1,596)
Assumed principal balance of debt	167,548
Gross purchase price	$1,370,888

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

(1)
Pursuant to the terms of the FPO Transaction, each unit of limited partnership interest in FPO's operating partnership that was not liquidated on the closing date was exchanged on a one-for-one basis for 5.5% Series A Cumulative Preferred Units of the surviving subsidiary. As of December 31, 2017, the carrying value of these Series A Cumulative Preferred Units was $20,496 and was recorded as temporary equity on our consolidated balance sheet. On May 1, 2018, we redeemed all 1,813,504 of the outstanding 5.5% Series A Cumulative Preferred Units for $11.15 per unit (plus accrued and unpaid distributions) for an aggregate of $20,310.

(2)
As of the date acquired, the weighted average amortization periods for capitalized above market lease values, lease origination value and capitalized below market lease values were 3.2 years, 3.1 years and 3.8 years, respectively.

(3)	Includes fair value adjustments totaling $388 on $167,936 principal amount of mortgage notes we assumed in connection with the FPO Transaction.

Pro Forma Information (Unaudited):

The following table presents our pro forma results of operations for the years ended December 31, 2018 and 2017 as if the SIR Transactions and the FPO Transaction and related financing activities, had occurred on January 1, 2017. The SIR results of operations included in this pro forma financial information have been adjusted to remove ILPT's results of operations for the years ended December 31, 2018 and 2017. The effect of these adjustments was to decrease pro forma rental income $152,735 and $156,506 for the years ended December 31, 2018 and 2017, respectively, and to decrease net income $46,237 and $64,661 for the years ended December 31, 2018 and 2017, respectively. The FPO results of operations included in this pro forma financial information have been adjusted to remove the results of operations of properties and joint venture interests FPO sold from January 1, 2017 to October 2, 2017, the closing date of the FPO Transaction. The effect of these adjustments was to decrease pro forma rental income $804 for the year ended December 31, 2017 and to decrease net loss $47,019 for the year ended December 31, 2017.

This pro forma financial information is not necessarily indicative of what our actual financial position or results of operations would have been for the periods presented or for any future period. Differences could result from numerous factors, including future changes in our portfolio of investments, capital structure, property level operating expenses and revenues, including rents expected to be received on our existing leases or leases we may enter during and after 2019, changes in interest rates and other reasons. Actual future results are likely to be different from amounts presented in this pro forma financial information and such differences could be significant.

	Year Ended December 31,
	2018	2017
Rental income	$758,596	$746,801
Net loss	$(87,240)	$(74,556)
Net loss per common share	$(1.82)	$(1.55)
During the year ended December 31, 2018, we did not recognize any revenue or operating income from the assets acquired and liabilities assumed in the SIR Merger. During the year ended December 31, 2017, we recognized revenues of $36,722 and operating income of $3,230 from the consolidated properties acquired in the FPO Transaction and ($621) in equity in losses from our unconsolidated joint ventures acquired in the FPO Transaction.

Unconsolidated Joint Ventures

    We own interests in two joint ventures that own three buildings. We account for these investments under the equity method of accounting. As of December 31, 2018 and 2017, our investment in unconsolidated joint ventures consisted of the following:

	OPI Ownership	OPI Carrying Value of Investment at December 31,		Number of Office Buildings	Location	Square Feet
Joint Venture		2018	2017
Prosperity Metro Plaza	51%	$23,969	$27,888	2	Fairfax, VA	328,456
1750 H Street, NW	50%	19,696	22,314	1	Washington, D.C.	115,411
Total		$43,665	$50,202	3		443,867

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

The following table provides a summary of the mortgage debt of our unconsolidated joint ventures:

Joint Venture	Interest Rate (1)	Maturity Date	Principal Balance at December 31, 2018 and 2017
Prosperity Metro Plaza	4.09%	12/1/2029	$50,000
1750 H Street, NW	3.69%	8/1/2024	32,000
Weighted Average/Total	3.93%		$82,000

(1) Includes the effect of mark to market purchase accounting.

At December 31, 2018, the aggregate unamortized basis difference of our unconsolidated joint ventures of $8,442 is primarily attributable to the difference between the amount for which we purchased our interest in the joint ventures, including transaction costs, and the historical carrying value of the net assets of the joint ventures. This difference will be amortized over the remaining useful life of the related properties and included in the reported amount of equity in net earnings (losses) of investees.

Other 2017 Acquisition Activities

During the year ended December 31, 2017, we acquired one building located in Manassas, VA with 69,374 rentable square feet. This building was 100% leased to Prince William County on the date of acquisition. This transaction was accounted for as an asset acquisition. The purchase price was $12,657, including capitalized acquisition costs of $37. Our allocation of the purchase price of this acquisition is based on the relative estimated fair value of the acquired assets and assumed liabilities is presented in the table below.

Acquisition Date	Location	Number of Office Buildings	Square Feet	Purchase Price	Land	Building and Improvements	Other Assumed Assets
Jan 2017	Manassas, VA	1	69,374	$12,657	$1,562	$8,253	$2,842

In September 2017, we acquired transferable development rights that allow us to expand a property we own in Washington, D.C. for a purchase price of $2,030, excluding acquisition costs.

2016 Acquisition Activities

During the year ended December 31, 2016, we acquired five buildings with a combined 830,185 rentable square feet and a land parcel adjacent to one of our existing properties for an aggregate purchase price of $199,304, excluding acquisition costs. Our allocation of the purchase price of these acquisitions based on the estimated fair value of the acquired assets and assumed liabilities is presented in the table below.

Acquisition Date	Location	Number of Office Buildings	Square Feet	Purchase Price (1)	Land	Buildings and Improvements	Other Assumed Assets	Acquired Leases	Acquired Lease Obligations
Jan 2016	Sacramento, CA (2)	1	337,811	$79,508	$4,688	$61,995	$2,167	$11,245	$(587)
Jul 2016	Atlanta, GA (3)	—	—	1,670	1,670	—	—	—	—
Dec 2016	Rancho Cordova, CA (2)	1	82,896	13,943	1,466	8,797	—	3,680	—
Dec 2016	Chantilly, VA (2)	3	409,478	104,183	6,966	74,214	—	23,003	—
		5	830,185	$199,304	$14,790	$145,006	$2,167	$37,928	$(587)

(1)	Excludes acquisition related costs.

(2)	Accounted for as a business combination.

(3)
On July 6, 2016, we acquired a land parcel adjacent to one of our existing properties for $1,623. We accounted for this transaction as an asset acquisition and capitalized acquisition related costs of $47.

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

2018 Disposition Activities
During the year ended December 31, 2018, we sold 19 buildings with a combined 2,174,637 rentable square feet for an aggregate purchase price of $320,255, excluding closing costs, in five separate transactions. The sales of these properties, as presented in the table below, do not represent significant dispositions individually or in the aggregate nor do they represent a strategic shift. As a result, the results of operations of these properties are included in continuing operations through the date of sale in our consolidated statements of income (loss).

Date of Sale	Number of Office Buildings	Location	Square Feet	Gross Sale Price (1)
Mar 2018 (2)	1	Minneapolis, MN	193,594	$20,000
May 2018 (3)	1	New York, NY	187,060	118,500
May 2018 (4)	1	Sacramento, CA	110,500	10,755
Nov 2018 (5)	1	Golden, CO	43,231	4,000
Dec 2018 (6)	15	Southern Virginia	1,640,252	167,000
	19		2,174,637	$320,255

(1)	Gross sale price includes purchase price adjustments, if any, excludes closing costs.

(2)	We recorded a $640 loss on impairment of real estate to reduce the carrying value of this property to its estimated fair value less costs to sell during the year ended December 31, 2018.

(3)	We recorded a $17,249 gain on sale of real estate during the year ended December 31, 2018 as a result of this sale.

(4)	We recorded a loss on impairment of real estate of $3,029 to reduce the carrying value of this property to its estimated fair value less costs to sell during the year ended December 31, 2018.

(5)	We recorded a $54 gain on sale of real estate during the year ended December 31, 2018 as a result of this sale.

(6)	We recorded a $3,358 gain on sale of real estate during the year ended December 31, 2018 as a result of this sale.

In February 2018, we entered an agreement to sell an office building located in Safford, AZ with 36,139 rentable square feet for $8,250. We recorded a $2,453 loss on impairment of real estate to reduce the carrying value of the property to its estimated fair value less costs to sell in the three months ended March 31, 2018. In April 2018, the buyer terminated the sale agreement and we removed this property from held for sale status. We recorded a $322 adjustment to impairment of real estate to increase the carrying value of the property to its estimated fair value during the year ended December 31, 2018.

As of December 31, 2018, we had 36 buildings with an aggregate undepreciated carrying value of $216,955 under agreement to sell in three separate transactions, as presented in the table below. We have classified these properties as held for sale in our consolidated balance sheet at December 31, 2018.

Date of Sale Agreement	Number of Office Buildings	Location	Square Feet	Gross Sale Price (1)
Aug 2018 (2)	1	Washington, D.C.	129,035	$70,000
Sep 2018 (3)	34	Northern Virginia and Maryland	1,635,868	198,500
Nov 2018 (2)(4)	1	Kapolei, HI	416,956	7,100
	36		2,181,859	$275,600

(1)	Gross sale price includes purchase price adjustments, if any, excludes closing costs.

(2)	These pending sales are subject to conditions; accordingly, we cannot be sure that we will complete these sales or that these sales will not be delayed or their terms will not change.

(3)
We recorded a $2,830 loss on impairment of real estate to reduce the carrying value of these buildings to their estimated fair value less costs to sell during the year ended December 31, 2018. On February 8, 2019, we completed the sale of these buildings.

(4)	Represents a land parcel acquired from SIR in the SIR Merger.

In addition to the properties in the table above, we are currently marketing for sale 34 buildings, including properties acquired in the SIR Merger containing approximately 5.3 million square feet as of December 31, 2018. We have determined that these properties did not meet the held for sale criteria as of December 31, 2018. We cannot be sure we will sell any of our properties that we are currently marketing or plan to market for sale or sell them for prices in excess of our carrying values or that we will not recognize impairment losses with respect to these properties.

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

2017 Disposition Activities - Continuing Operations

In October 2017, we sold one vacant office building located in Albuquerque, NM with 29,045 rentable square feet and a net book value of $1,885 as of the date of sale, for $2,000, excluding closing costs. During the year ended December 31, 2017, we recorded a $230 loss on impairment of real estate to reduce the carrying value of this property to its estimated fair value.

2017 Disposition Activities – Discontinued Operations

In August 2017, we sold one vacant office building in Falls Church, VA with 164,746 rentable square feet and a net book value of $12,901 as of the date of sale for $13,523, excluding closing costs. Results of operations for this property, which qualified as held for sale prior to our adoption in 2014 of ASU No. 2014-8, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, are classified as discontinued operations in our consolidated financial statements. During the year ended December 31, 2017, we recorded an adjustment of $619 to increase the carrying value of this property to its estimated fair value less costs to sell.

Summarized income statement information for this property is as follows:

Statements of Income (Loss)

	Year Ended December 31,
	2017	2016
Rental income	$17	$68
Real estate taxes	(88)	(97)
Utility expenses	(97)	(146)
Other operating expenses	(202)	(300)
General and administrative	(76)	(114)
Increase in carrying value of property included in discontinued operations	619	—
Income (loss) from discontinued operations	$173	$(589)

2016 Disposition Activities

In July 2016, we sold an office building  in Savannah, GA with 35,228 rentable square feet that had a net book value of $2,986 for $4,000, excluding closing costs. In connection with this sale, we provided $3,600 of mortgage financing to the buyer. The mortgage note requires interest to be paid at an annual rate of LIBOR plus 4.0%, subject to a minimum annual interest rate of 5.0%, and requires monthly payments of interest only until maturity on June 30, 2021. When this sale was completed, this transaction did not qualify for full gain recognition under GAAP and was accounted for under the installment method. Accordingly, we recognized a gain on sale of real estate of $79 during the year ended December 31, 2016 and recorded a deferred gain of $712. As disclosed in Note 4, on January 1, 2018, we adopted ASU No. 2014-09, which resulted in an adjustment to reclassify the deferred gain on sale of real estate of $712 from accounts payable and other liabilities to cumulative net income. The mortgage note receivable of $3,600 is included in other assets in our consolidated balance sheets at December 31, 2018 and 2017.

Operating leases

Our future minimum lease payments related to our consolidated properties and estimated real estate tax and other expense reimbursements scheduled to be received during the current terms of the existing leases as of December 31, 2018, including the properties acquired in the SIR Merger, are as follows:

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

Year	Minimum Lease Payments
2019	$569,874
2020	514,551
2021	479,401
2022	434,135
2023	383,695
Thereafter	1,236,540
$3,618,196
Certain of our tenants have the right to terminate their leases before the lease term expires. As of December 31, 2018, tenants who currently represent approximately 5.6% of our total future minimum lease payments have currently exercisable rights to terminate their leases before the stated terms of their leases expire. In 2019, 2020, 2021, 2022, 2023, 2024, 2025, 2026 and 2028, early termination rights become exercisable by other government tenants who currently represent an additional approximately 2.1%, 6.4%, 1.9%, 2.7%, 0.6%, 1.4%, 4.7%, 2.0% and 1.9% of our total future minimum lease payments, respectively. In addition, as of December 31, 2018, 22 of our tenants have the currently exercisable right to terminate their leases if the respective legislature or other funding authority does not appropriate the funding necessary for the tenant to meet its obligation. These 22 tenants represent approximately 5.8% of our total future minimum lease payments as of December 31, 2018.
As part of the FPO Transaction, we assumed the lease for FPO's former corporate headquarters, which expires on January 31, 2021. We sublease a portion of the space, which sublease expires on January 31, 2021. Rent expense incurred under the lease, net of sublease revenue, was $1,707 and $374 for the years ended December 31, 2018 and 2017, respectively.
Future minimum rental payments due under the lease, net of subleased revenue, as of December 31, 2018 are summarized as follows:

Year	Minimum Rental Payments
2019	$1,584
2020	1,627
2021	139
$3,350

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

Note 6. Business and Property Management Agreements with RMR LLC
We have no employees. The personnel and various services we require to operate our business are provided to us by RMR LLC. We have two agreements with RMR LLC to provide management services to us: (1) a business management agreement, which relates to our business generally, and (2) a property management agreement, which relates to our property level operations. Prior to the consummation of the SIR Merger, SIR had similar business and property management agreements with RMR LLC on substantially similar terms, which agreements were terminated in connection with the SIR Merger. See Notes 1 and 7 for further information regarding our relationship, agreements and transactions with SIR and RMR LLC.
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

The average aggregate historical cost of our real estate investments includes our consolidated assets invested, directly or indirectly, in equity interests in or loans secured by real estate and personal property owned in connection with such real estate (including acquisition related costs and costs which may be allocated to intangibles or are unallocated), all before reserves for depreciation, amortization, impairment charges or bad debts or other similar non-cash reserves; provided, however, our ownership of SIR common shares was not included as part of our real estate investments for purposes of calculating our base management fee due to RMR LLC since SIR paid separate business management fees to RMR LLC.

•	Incentive Management Fee. The incentive management fee which may be earned by RMR LLC for an annual period is calculated as follows:

•	An amount, subject to a cap based on the value of our common shares outstanding, equal to 12% of the product of:

•	our equity market capitalization on the last trading day of the year immediately prior to the relevant three year measurement period, and

•
the amount (expressed as a percentage) by which the total return per share, as defined in the business management agreement and further described below, of our common shareholders (i.e., share price appreciation plus dividends) exceeds the total shareholder return of the applicable index, or the benchmark return per share, for the relevant measurement period. Effective as of January 1, 2019, we amended our business management agreement with RMR LLC so that the SNL U.S. Office REIT Index will be used for periods beginning on and after January 1, 2019, with the SNL U.S. REIT Equity Index for periods ending on or prior to December 31, 2018.

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

For purposes of the total return per share of our common shareholders, share price appreciation for a measurement period is determined by subtracting (1) the closing price of our common shares on the Nasdaq on the last trading day of the year immediately before the first year of the applicable measurement period, or the initial share price, from (2) the average closing price of our common shares on the 10 consecutive trading days having the highest average closing prices during the final 30 trading days in the last year of the measurement period.

•
The calculation of the incentive management fee (including the determinations of our equity market capitalization, initial share price and the total return per share of our common shareholders) is subject to adjustments if additional common shares are issued during the measurement period.

•	No incentive management fee is payable by us unless our total return per share during the measurement period is positive.

•	The measurement periods are three year periods ending with the year for which the incentive management fee is being calculated.

•
If our total return per share exceeds 12% per year in any measurement period, the benchmark return per share is adjusted to be the lesser of the total shareholder return of the applicable index for such measurement period and 12% per year, or the adjusted benchmark return per share. In instances where the adjusted benchmark return per share applies, the incentive management fee will be reduced if our total return per share is between 200 basis points and 500 basis points below the applicable index by a low return factor, as defined in the business management agreement, and there will be no incentive management fee paid if, in these instances, our total return per share is more than 500 basis points below the applicable index.

•
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

•
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

Pursuant to our business management agreement with RMR LLC, we recognized net business management fees of $16,381, $12,464 and $10,222 for the years ended December 31, 2018, 2017 and 2016, respectively. The net business management fees we recognized are included in general and administrative expenses in our consolidated statements of comprehensive income (loss) for these periods. The net business management fees we recognized for each of the years ended December 31, 2018, 2017 and 2016 reflect a reduction of $603, for the amortization of the liability we recorded in connection with our investment in RMR Inc., as further described in Note 2. No incentive management fee was payable to RMR LLC under our business management agreement for the years ended December 31, 2018, 2017 or 2016.

•
Property Management and Construction Supervision Fees. The property management fees payable to RMR LLC by us for each applicable period are equal to 3.0% of gross collected rents and the construction supervision fees payable to RMR LLC by us for each applicable period are equal to 5.0% of construction costs.

Pursuant to our property management agreement with RMR LLC, we recognized aggregate net property management and construction supervision fees of $13,989, $11,566 and $8,949 for each of the years ended December 31, 2018, 2017 and 2016, respectively. The net property management and construction supervision fees we recognized for the years ended December 31, 2018, 2017 and 2016 reflect a reduction of $484, for the amortization of the liability we recorded in connection with our investment in RMR Inc., as further described in

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

Note 2. These amounts are included in other operating expenses or have been capitalized, as appropriate, in our consolidated financial statements.
Prior to the SIR Merger, SIR was party to business and property management agreements with RMR LLC. The terms of those agreements were substantially similar to the terms of our business and property management agreements with RMR LLC, including the determination of the fees payable to RMR LLC. Pursuant to its business management agreement with RMR LLC, SIR incurred an incentive management fee of $25,817 for the year ended December 31, 2018, payable in January 2019. In addition, SIR had incurred, in the ordinary course, but not paid, aggregate business management, property management and construction supervision fees of $2,185 at December 31, 2018. As successor to SIR as a result of the SIR Merger, we assumed the obligations to pay SIR’s 2018 incentive management fee and the business management, property management and construction supervision fees it had accrued, but not paid, as of December 31, 2018. We paid these fees to RMR LLC in January 2019. In calculating the incentive management fee payable by SIR for the year ended December 31, 2018, SIR’s total shareholder return per share was adjusted in accordance with its business management agreement to reflect aggregate net increases in the number of SIR common shares outstanding as a result of certain share issuances and repurchases by SIR during the three year measurement period, and compared to the SNL U.S. REIT Equity Index. In addition, the calculation of SIR’s benchmark return per share was also adjusted for these issuances and repurchases in accordance with its business management agreement. Upon consummation of the SIR Merger, SIR’s separate business and property management agreements with RMR LLC were terminated for convenience and RMR LLC waived its right to receive payment of the termination fees due on account of that termination.
Expense Reimbursement. We are generally responsible for all of our operating expenses, including certain expenses incurred or arranged by RMR LLC on our behalf. We are generally not responsible for payment of RMR LLC’s employment, office or administrative expenses incurred to provide management services to us, except for the employment and related expenses of RMR LLC’s employees assigned to work exclusively or partly at our properties, our share of the wages, benefits and other related costs of RMR LLC’s centralized accounting personnel, our share of RMR LLC’s costs for providing our internal audit function and as otherwise agreed. Our property level operating expenses are generally incorporated into rents charged to our tenants, including certain payroll and related costs incurred by RMR LLC. We reimbursed RMR LLC $21,042, $15,045 and $12,276 for property management related expenses for each of the years ended December 31, 2018, 2017 and 2016, respectively. These amounts are included in other operating expenses in our consolidated statements of comprehensive income (loss) for these periods. We assumed the obligation to reimburse RMR LLC for similar expenses that RMR LLC had incurred on behalf of SIR in the ordinary course but which SIR had not paid as of December 31, 2018. We reimbursed RMR LLC $462 in January 2019 for these expenses. Our Audit Committee appoints our Director of Internal Audit and our Compensation Committee approves the costs of our internal audit function. The amounts we recognized as expense for internal audit costs were $237, $276 and $235 for the years ended December 31, 2018, 2017 and 2016, respectively. These amounts are included in general and administrative expenses in our consolidated statements of comprehensive income (loss) for these periods.

•
Term. Our management agreements with RMR LLC have terms that end on December 31, 2038, and automatically extend on December 31st of each year for an additional year, so that the terms of our management agreements thereafter end on the 20th anniversary of the date of the extension.

•
Termination Rights. We have the right to terminate one or both of our management agreements with RMR LLC: (i) at any time on 60 days’ written notice for convenience, (ii) immediately on written notice for cause, as defined therein, (iii) on written notice given within 60 days after the end of an applicable calendar year for a performance reason, as defined therein, and (iv) by written notice during the 12 months following a change of control of RMR LLC, as defined therein. RMR LLC has the right to terminate the management agreements for good reason, as defined therein.

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

OFFICE PROPERTIES INCOME TRUST
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

•
Vendors. Pursuant to our management agreements with RMR LLC, RMR LLC may from time to time negotiate on our behalf with certain third party vendors and suppliers for the procurement of goods and services to us. As part of this arrangement, we may enter agreements with RMR LLC and other companies to which RMR LLC or its subsidiaries provide management services for the purpose of obtaining more favorable terms from such vendors and suppliers.

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

Note 7. Related Person Transactions
We have relationships and historical and continuing transactions with SIR (prior to the SIR Merger), RMR LLC, RMR Inc., AIC and others related to them, including other companies to which RMR LLC or its subsidiaries provide management services and some of which have trustees, directors or officers who are also our Trustees or officers. One of our Managing Trustees, Adam D. Portnoy, as the sole trustee of ABP Trust, is the controlling shareholder of RMR Inc. and is a managing director and the president and chief executive officer of RMR Inc. and an officer and employee of RMR LLC. Barry M. Portnoy was our other Managing Trustee and a managing director and an officer of RMR Inc. and an officer and employee of RMR LLC until his death on February 25, 2018. Mr. Mark L. Kleifges, was our other Managing Trustee and our Chief Financial Officer and Treasurer until he resigned from his positions with us effective December 31, 2018 and was an officer of, and will remain an employee of, RMR LLC until June 30, 2019. David M. Blackman, our other Managing Trustee and our President and Chief Executive Officer, and each of our other officers is also an officer and employee of RMR LLC. RMR LLC provides management services to us and provided management services to SIR until it ceased to exist.
Our Managing Trustees also served as the managing trustees of SIR until it ceased to exist. David M. Blackman, our President and Chief Executive Officer, and Jeffrey C. Leer, our Chief Financial Officer and Treasurer, also served as president and chief executive officer and chief financial officer and treasurer, respectively, of SIR until it ceased to exist. Each of SIR’s officers was also an officer and employee of RMR LLC. Our Independent Trustees also serve as independent directors or independent trustees of other public companies to which RMR LLC or its subsidiaries provide management services, including SIR (until it ceased to exist). Adam Portnoy serves, and, until his death, Barry Portnoy served, as a managing director or managing trustee of these companies and other officers of RMR LLC serve as managing trustees or managing directors of certain of these companies. In addition, officers of RMR LLC and RMR Inc. serve as our officers and officers of other companies to which RMR LLC or its subsidiaries provide management services.
Our Manager, RMR LLC. We have two agreements with RMR LLC to provide management services to us: (1) a business management agreement, which relates to our business generally, and (2) a property management agreement, which relates to our property level operations. SIR had similar agreements with RMR LLC until it ceased to exist. See Note 6 for further information regarding these management agreements with RMR LLC.
Leases with RMR LLC. We lease office space to RMR LLC in certain of our properties for RMR LLC’s property management offices. Pursuant to our lease agreements with RMR LLC, we recognized rental income from RMR LLC for leased office space of $1,026, $303 and $366 for the years ended December 31, 2018, 2017 and 2016, respectively. Our office space leases with RMR LLC are terminable by RMR LLC if our management agreements with RMR LLC are terminated.

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

Share Awards to RMR LLC Employees. As described further in Note 11, we award shares to our officers and other employees of RMR LLC annually. Generally, one fifth of these awards vest on the grant date and one fifth vests on each of the next four anniversaries of the grant dates. In certain instances, we may accelerate the vesting of an award, such as in connection with the award holder’s retirement as an officer of us or an officer or employee of RMR LLC. These awards to RMR LLC employees are in addition to the share awards granted to our current and former Managing Trustees, as Trustee compensation, and the fees we paid to RMR LLC. See Note 11 for information regarding our share awards and activity as well as certain share purchases we made in connection with share award recipients satisfying tax withholding obligations on vesting share awards.
Prior to the SIR Merger, SIR historically made share awards to certain RMR LLC employees under its equity compensation plan and during the years ended December 31, 2018, 2017 and 2016, SIR awarded to its officers and other employees of RMR LLC annual share awards of 58,700, 57,850 and 53,400 of its common shares, respectively, valued at $1,183, $1,337 and $1,397, in aggregate, respectively. During these periods, SIR repurchased some common shares awarded to certain of its trustees and officers and employees of RMR LLC in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of our common shares. During the years ended December 31, 2018, 2017 and 2016 SIR accelerated the vesting of its common shares previously awarded to certain of its officers and employees of RMR LLC in connection with their termination of employment from RMR LLC.
Ownership Interest in RMR Inc. and Registration and Lock-up Agreements. We currently hold 2,801,061 shares of class A common stock of RMR Inc. which we and SIR acquired in June 2015 in a transaction pursuant to which, among other things, we, SIR and two other REITs managed by RMR LLC acquired class A common stock of RMR Inc. and entered into amended and restated business and property management agreements with RMR LLC. We are party to a registration rights agreement with RMR Inc. covering the shares of class A common stock of RMR Inc. issued to us in this transaction, pursuant to which we have demand and piggyback registration rights, subject to certain limitations. We are also party to a lock up and registration rights agreement with ABP Trust, Adam Portnoy and Barry Portnoy pursuant to which they (on behalf of themselves and their permitted transferees) agreed not to transfer the 175,000 of our common shares (after giving effect to the Reverse Share Split) ABP Trust received in this transaction for a 10 year period ending on June 5, 2025 and they have certain registration rights, subject, in each case, to certain exceptions. Prior to the SIR Merger, SIR was party to similar agreements which we assumed in the SIR Merger.
SIR. Until October 9, 2018, we owned 24,918,421 SIR common shares, or approximately 27.8% of its then outstanding common shares. As described further in Note 1, we completed the SIR Merger effective December 31, 2018 pursuant to the SIR Merger Agreement we and SIR entered into on September 14, 2018. On October 9, 2018, we sold all of these shares in the Secondary Sale. During 2018, our Managing Trustees also served as managing trustees of SIR, our President and Chief Executive Officer also served as SIR’s president and chief executive officer and Jeffrey C. Leer, our Chief Financial Officer and Treasurer, served as SIR’s chief financial officer and treasurer. During 2018, each of SIR’s officers was also an officer and employee of RMR LLC. RMR LLC provides management services to us and provided management services to SIR until it ceased to exist. See Note 1 for further information regarding the SIR Merger Agreement and the Secondary Sale and Notes 12 and 13 for further information regarding our investment in SIR.
AIC. We, ABP Trust, ILPT and four other companies to which RMR LLC provides management services currently own AIC, an Indiana insurance company, in equal amounts and are parties to a shareholders agreement regarding AIC. All our Trustees (other than David M. Blackman) and all the independent trustees and independent directors of the other AIC shareholders currently serve on the board of directors of AIC. On December 28, 2018, SIR and ILPT entered a stock purchase agreement, or the AIC Stock Purchase Agreement, pursuant to which ILPT purchased all of SIR’s shares of common stock of AIC, effective December 31, 2018 for a purchase price of $8,632. RMR LLC provides management and administrative services to AIC pursuant to a management and administrative services agreement with AIC. Pursuant to this agreement, AIC pays to RMR LLC a service fee equal to 3.0% of the total annual net earned premiums payable under then active policies issued or underwritten by AIC or by a vendor or an agent of AIC on its behalf or in furtherance of AIC’s business.

We and the other AIC shareholders participate in a combined property insurance program arranged and insured or reinsured in part by AIC. We paid aggregate annual premiums, including taxes and fees, of $1,211, $757 and $1,032 in connection with this insurance program for the policy years ending June 30, 2019, 2018 and 2017, respectively, which amount for the current policy year ending June 30, 2019 may be adjusted from time to time as we acquire or dispose of properties that are included in this insurance program. Properties we acquired as a result of the SIR Merger were already previously included in this insurance program because SIR was a participant in the program. SIR paid an annual premium, including taxes and fees, of $1,666 in connection with this insurance program for the policy year ending June 30, 2019.

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

As of December 31, 2018, 2017 and 2016, our investment in AIC had a carrying value of $8,751, $8,304 and $7,235, respectively. These amounts are included in other assets in our consolidated balance sheets. We recognized income of $516, $608 and $137 related to our investment in AIC for the years ended December 31, 2018, 2017 and 2016, respectively. These amounts are presented as equity in net earnings (losses) of investees in our consolidated statements of comprehensive income (loss). Our other comprehensive income (loss) includes our proportionate part of unrealized gains on securities which are owned and held for sale by AIC of ($69), $461 and $152 related to our investment in AIC for the years ended December 31, 2018, 2017 and 2016, respectively.

Directors’ and Officers’ Liability Insurance. We, RMR Inc., RMR LLC and certain other companies to which RMR LLC or its subsidiaries provide management services, including SIR (until it ceased to exist), participate in a combined directors’ and officers’ liability insurance policy. The current combined policy expires in September 2020. We paid aggregate premiums of $198, $91 and $106 in 2018, 2017 and 2016, respectively, for these policies.

Note 8. Concentration
Tenant and Credit Concentration
We define annualized rental income as the annualized contractual base rents from our tenants pursuant to our lease agreements as of the measurement date, plus straight line rent adjustments and estimated recurring expense reimbursements to be paid to us, and excluding lease value amortization. The U.S. Government, 13 state governments, and three other government tenants combined were responsible for approximately 35.4%, 62.6% and 87.9% of our annualized rental income as of December 31, 2018, 2017 and 2016, respectively. The U.S. Government is our largest tenant by annualized rental income and represents approximately 25.6%, 43.5% and 60.6% of our annualized rental income as of December 31, 2018, 2017 and 2016, respectively.
Geographic Concentration
At December 31, 2018, our 247 wholly owned buildings were located in 38 states and the District of Columbia. Consolidated properties located in Virginia, California, Texas, the District of Columbia and Maryland were responsible for approximately 15.4%, 11.3%, 10.9%, 9.8%, 9.4% of our annualized rental income as of December 31, 2018, respectively. Consolidated properties located in the metropolitan Washington, D.C. market area were responsible for approximately 26.5% of our annualized rental income as of December 31, 2018.

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

Note 9.  Indebtedness
At December 31, 2018 and 2017, our outstanding indebtedness consisted of the following:

	December 31,
	2018	2017
Revolving credit facility, due in 2023	$175,000	$570,000
Unsecured term loan, due in 2020	300,000	300,000
Unsecured term loan, due in 2022 (1)	88,000	250,000
Senior unsecured notes, 3.750% interest rate, due in 2019	350,000	350,000
Senior unsecured notes, 3.600% interest rate, due in 2020 (2)	400,000	—
Senior unsecured notes, 4.000% interest rate, due in 2022	300,000	300,000
Senior unsecured notes, 4.150% interest rate, due in 2022 (2)	300,000	—
Senior unsecured notes, 4.250% interest rate, due in 2024 (2)	350,000	—
Senior unsecured notes, 4.500% interest rate, due in 2025 (2)	400,000	—
Senior unsecured notes, 5.875% interest rate, due in 2046	310,000	310,000
Mortgage note payable, 7.000% interest rate, due in 2019 (3)	7,939	8,221
Mortgage note payable, 5.720% interest rate, due in 2020 (3)	33,703	34,474
Mortgage note payable, 4.260% interest rate, due in 2020 (3)(4)	—	3,173
Mortgage note payable, 4.160% interest rate, due in 2020 (2)(3)	40,772	—
Mortgage note payable, 8.150% interest rate, due in 2021 (3)	2,912	4,045
Mortgage note payable, 5.877% interest rate, due in 2021 (3)	13,437	13,693
Mortgage note payable, 4.220% interest rate, due in 2022 (3)	27,210	27,870
Mortgage note payable, 3.550% interest rate, due in 2023 (2)(3)	71,000	—
Mortgage note payable, 3.700% interest rate, due in 2023 (2)(3)	50,000	—
Mortgage note payable, 4.800% interest rate, due in 2023 (3)	24,509	24,891
Mortgage note payable, 4.050% interest rate, due in 2030 (3)	66,780	66,780
	3,311,262	2,263,147
Unamortized debt premiums, discounts and issuance costs	(56,372)	(18,055)
	$3,254,890	$2,245,092

(1)
On December 18, 2018, we made a partial principal payment of $162,000 without penalty using proceeds from the sale of a property portfolio of 15 office buildings located in southern Virginia. As a result of this repayment, we recognized a loss on early extinguishment of debt of $625 for the year ended December 31, 2018 to write off a proportionate amount of unamortized debt issuance costs. On February 11, 2019, we repaid the remaining outstanding principal balance of $88,000 without penalty using proceeds from the sale of a property portfolio located in Northern Virginia and Maryland.

(2)	As described in Notes 1 and 5, in connection with the SIR Merger, we assumed all of SIR's outstanding senior unsecured notes and mortgage notes on December 31, 2018.

(3)
We assumed these mortgage notes in connection with our acquisitions of the encumbered properties. The stated interest rates for these mortgage debts are the contractually stated rates; we recorded the assumed mortgages at estimated fair value on the dates of acquisition, and we amortize the fair value premiums to interest expense over the respective terms of the mortgage notes to reduce interest expense to the estimated market interest rates as of the dates of acquisition.

(4)
This mortgage note was secured by a property in southern Virginia that was sold on December 14, 2018. The mortgage note was repaid at closing and we recognized a loss on early extinguishment of debt of $60 for the year ended December 31, 2018.

Our $750,000 revolving credit facility and our term loans are governed by a credit agreement, or our credit agreement, with a syndicate of institutional lenders that includes a number of features common to all of these credit arrangements. Our credit agreement also includes a feature under which the maximum aggregate borrowing availability may be increased to up to $2,500,000 on a combined basis in certain circumstances.

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

Our $750,000 revolving credit facility is available for general business purposes, including acquisitions. We can borrow, repay and reborrow funds available under our revolving credit facility until maturity and no principal repayment is due until maturity. On December 13, 2018, we amended and restated the credit agreement governing our $750,000 revolving credit facility and $300,000 and $250,000 term loans. As a result of the amendments, the stated maturity date of our revolving credit facility was extended from January 31, 2019 to January 31, 2023. Subject to the payment of an extension fee and meeting certain other conditions, we also have an option to further extend the stated maturity date of our revolving credit facility by two additional six month periods. Also, as a result of the amendments, the interest rate payable on borrowings under our revolving credit facility was reduced from LIBOR plus a premium of 125 basis points per annum to LIBOR plus a premium of 110 basis points per annum. The facility fee remained unchanged at 25 basis points per annum on the total amount of lending commitments under the facility. Both the interest rate premium and facility fee are subject to adjustment based upon changes to our credit ratings. As a result of these amendments, we recognized a loss on early extinguishment of debt related to the revolving credit facility of $24 during the year ended December 31, 2018 to write off unamortized debt issuance costs.
As of December 31, 2018 and 2017, the annual interest rate payable on borrowings under our revolving credit facility was 3.6% and 2.7%, respectively. The weighted average annual interest rate for borrowings under our revolving credit facility was 3.0%, 2.4% and 1.7%, for the years ended December 31, 2018, 2017 and 2016, respectively.  As of December 31, 2018 and February 25, 2019, we had $175,000 and $110,000 outstanding under our revolving credit facility, and $575,000 and $640,000, respectively, available for borrowing under our revolving credit facility.
One of our term loans, which matures on March 31, 2020, is prepayable without penalty at any time. We are required to pay interest at a rate of LIBOR plus a premium, which was 140 basis points per annum at December 31, 2018, on the amount outstanding under this term loan.  The interest rate premium is subject to adjustment based upon changes to our credit ratings. As of December 31, 2018 and 2017, the annual interest rate for the amount outstanding under this term loan was 3.9% and 3.0%, respectively.  The weighted average annual interest rate under this term loan was 3.4%, 2.5% and 1.9%, for the years ended December 31, 2018, 2017 and 2016, respectively.
Our other term loan, which matures on March 31, 2022, is prepayable without penalty at any time. We are required to pay interest at a rate of LIBOR plus a premium, which was 180 basis points per annum as of December 31, 2018, on the amount outstanding under this term loan. The interest rate premium is subject to adjustment based upon changes to our credit ratings. As of December 31, 2018 and 2017, the annual interest rate for the amount outstanding under this term loan was 4.3% and 3.4%, respectively. The weighted average annual interest rate under this term loan was 3.8%, 2.9% and 2.3%, for the years ended December 31, 2018, 2017 and 2016, respectively.
Our credit agreement and senior unsecured notes indentures and their supplements provide for acceleration of payment of all amounts due thereunder upon the occurrence and continuation of certain events of default, such as, in the case of our credit agreement, a change of control of us, which includes RMR LLC ceasing to act as our business and property manager.  Our credit agreement and our senior unsecured notes indentures and their supplements also contain a number of covenants, including covenants that restrict our ability to incur debts, require us to maintain certain financial ratios and, in the case of our credit agreement, restrict our ability to make distributions under certain circumstances. We believe we were in compliance with the terms and conditions of the respective covenants under our credit agreement and senior unsecured notes indentures and their supplements at December 31, 2018.

On July 20, 2017, we issued $300,000 of 4.000% senior unsecured notes due 2022 in an underwritten public offering. The net proceeds from this offering of $295,399, after payment of the underwriters' discount and other offering expenses, were used to finance, in part, the FPO Transaction.

As described in Note 5, in connection with the SIR Merger, we assumed three mortgage notes with an aggregate principal balance of $161,772. We recorded these mortgage notes at their estimated fair value aggregating $159,490 on the date of acquisition. These mortgage notes are secured by five buildings.
Also as described in Note 5, in connection with the FPO Transaction we assumed five mortgage notes with an aggregate principal balance of $167,548. We recorded these mortgage notes at their estimated fair value aggregating $167,936 on the date of acquisition. These mortgage notes are secured by five buildings. In November 2017, we repaid $10,000 of principal of one of these mortgage notes as part of our assumption agreement with the lender. In connection with the FPO Transaction, we acquired FPO's 50% and 51% interests in two unconsolidated joint ventures which own three buildings encumbered by two mortgage notes with an aggregate principal balance of $82,000.

OFFICE PROPERTIES INCOME TRUST
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

At December 31, 2018, 12 of our consolidated buildings with an aggregate net book value of $627,173 are encumbered by mortgage notes with an aggregate principal amount of $338,262. Our mortgage notes are non-recourse, subject to certain limited exceptions and do not contain any material financial covenants.

None of our unsecured debt obligations require sinking fund payments prior to their maturity dates.

The required principal payments due during the next five years and thereafter under all our outstanding consolidated debt as of December 31, 2018 are as follows:

Year	Principal Payment
2019	$362,054
2020	775,707
2021	14,420
2022	713,518
2023	318,783
Thereafter	1,126,780
	$3,311,262	(1)

(1)	Total consolidated debt outstanding as of December 31, 2018, net of unamortized premiums, discounts and issuance costs totaling $56,372 was $3,254,890.

Note 10. Fair Value of Assets and Liabilities
The table below presents certain of our assets measured at fair value at December 31, 2018, categorized by the level of inputs, as defined in the fair value hierarchy under GAAP, used in the valuation of each asset:

		Fair Value at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Recurring Fair Value Measurements Assets:
Investment in RMR Inc. (1)	$148,680	$148,680	$—	$—
Non-Recurring Fair Value Measurements Assets:
Assets of properties held for sale (2)	$195,107	$—	$195,107	$—

(1)
As of December 31, 2018, we owned 2,801,061 shares of class A common stock of RMR Inc., including 1,214,225 shares acquired in 2015 with a historical cost basis of $26,888, and 1,586,836 shares acquired from SIR in the SIR Merger with a cost basis of $84,229. Our shares of class A common stock of RMR Inc. are included in other assets in our consolidated balance sheets and are reported at fair value based on quoted market prices (Level 1 inputs as defined in the fair value hierarchy under GAAP). During the year ended December 31, 2018, we recorded an unrealized loss of $7,552 for the shares acquired in 2015 to adjust our investment in RMR Inc. to its fair value. As discussed in Note 5, the shares we acquired from SIR in the SIR Merger were recorded at fair value on December 31, 2018.

(2)
We estimated the fair value of a property portfolio consisting of 34 buildings we agreed to sell located in Northern Virginia and Maryland at December 31, 2018 based on the selling price agreed to with a third party (Level 2 inputs as defined in the fair value hierarchy under GAAP). See Note 5 for further details.

In addition to the assets described in the table above, our financial instruments include our cash and cash equivalents, restricted cash, rents receivable, mortgage note receivable, accounts payable, a revolving credit facility, unsecured term loans,

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

senior unsecured notes, mortgage notes payable, amounts due to related persons, other accrued expenses and security deposits.  At December 31, 2018 and 2017, the fair values of our financial instruments approximated their carrying values in our consolidated financial statements, due to their short term nature or floating interest rates, except as follows:

	As of December 31, 2018		As of December 31, 2017
Financial Instrument	Carrying Value (1)	Fair Value	Carrying Value (1)	Fair Value
Senior unsecured notes, 3.750% interest rate, due in 2019	$349,239	$348,903	$348,096	$354,993
Senior unsecured notes, 3.60% interest rate, due in 2020	399,146	399,146	—	—
Senior unsecured notes, 4.00% interest rate, due in 2022	296,735	295,047	295,812	302,655
Senior unsecured notes, 4.15% interest rate, due in 2022	296,736	296,736	—	—
Senior unsecured notes, 4.25% interest rate, due in 2024	337,736	337,736	—	—
Senior unsecured notes, 4.50% interest rate, due in 2025	377,329	377,329	—	—
Senior unsecured notes, 5.875% interest rate, due in 2046	300,576	274,288	300,232	320,416
Mortgage notes payable	335,241	336,365	183,100	186,542
Total	$2,692,738	$2,665,550	$1,127,240	$1,164,606

(1)	Includes unamortized debt premiums, discounts and issuance costs.

We estimated the fair value of our senior unsecured notes (except for our senior unsecured notes due in 2046) using an average of the bid and ask price of the notes as of the measurement date (Level 2 inputs as defined in the fair value hierarchy under GAAP). We estimated the fair value of our senior unsecured notes due in 2046 based on the closing price on Nasdaq (Level 1 inputs as defined in the fair value hierarchy under GAAP) as of the measurement date. We estimated the fair values of our mortgage notes payable using discounted cash flow analyses and currently prevailing market rates as of the measurement date (Level 3 inputs as defined in the fair value hierarchy under GAAP).  Because Level 3 inputs are unobservable, our estimated fair value may differ materially from the actual fair value.

Note 11. Shareholders’ Equity
Share Awards:
We have common shares available for issuance under the terms of the 2009 Plan. During the years ended December 31, 2018, 2017 and 2016, we granted to our officers and other employees of RMR LLC annual share awards of 14,675, 14,337 and 13,350 of our common shares, respectively, valued at $995, $1,067 and $1,183, in aggregate, respectively. We also granted each of our then six Trustees 750 of our common shares in 2018 with an aggregate value of $254 ($42 per Trustee), each of our then six Trustees 750 common shares in 2017 with an aggregate value of $392 ($65 per Trustee) and each of our then five Trustees 625 common shares in 2016 with an aggregate value of $244 ($49 per Trustee) as part of their annual compensation.  In addition, we granted 750 of our common shares, with a value of $41 in connection with the election of one of our Managing Trustees in 2018. The values of the share grants were based upon the closing price of our common shares trading on Nasdaq or the New York Stock Exchange, as applicable, on the date of grant. The common shares awarded to our Trustees vested immediately. The common shares granted to our officers and certain other employees of RMR LLC vest in five equal annual installments beginning on the date of grant. We include the value of granted shares in general and administrative expenses ratably over the vesting period.

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

A summary of shares granted, forfeited, vested and unvested under the terms of the 2009 Plan for the years ended December 31, 2018, 2017 and 2016, is as follows:

	2018		2017		2016
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of year	26,062	$78.24	24,743	$82.36	24,181	$80.44
Granted	19,925	$64.73	18,837	$77.44	16,475	$86.64
Forfeited	(255)	$52.96	—	$—	—	$—
Vested	(18,634)	$63.80	(17,518)	$83.20	(15,913)	$83.88
Unvested acquired in the SIR Merger (1)	28,223	$27.48	—	$—	—	$—
Unvested at end of year	55,321	$73.25	26,062	$78.24	24,743	$82.36

(1)
Represents unvested shares granted under SIR's equity compensation plan that were converted at the Exchange Ratio into shares under the 2009 Plan, and which will have similar vesting requirements as shares granted under the 2009 Plan, as described in Note 1.

The 55,321 unvested shares as of December 31, 2018 are scheduled to vest as follows: 27,998 shares in 2019, 13,259 shares in 2020, 9,232 shares in 2021 and 4,832 shares in 2022. As of December 31, 2018, the estimated future compensation expense for the unvested shares was $984. The weighted average period over which the compensation expense will be recorded is approximately 22 months. During the years ended December 31, 2018, 2017 and 2016, we recorded $1,337, $1,377 and $1,371, respectively, of compensation expense related to the 2009 Plan.  At December 31, 2018, 330,372 of our common shares remained available for issuance under the 2009 Plan.
2018 Share Purchases
On January 1, 2018, we purchased 154 of our common shares valued at $74.16 per share, the closing price of our common shares on Nasdaq on December 29, 2017, from a former employee of RMR LLC in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of our common shares.
On May 24, 2018, we purchased 112 of our common shares valued at $56.40 per share, the closing price of our common shares on Nasdaq on that day, from one of our Trustees in satisfaction of tax withholding and payment obligations in connection with the vesting of an award of our common shares.

On September 24, 2018, we purchased an aggregate of 4,718 of our common shares, valued at $45.40 per share, the closing price of our common shares on Nasdaq on that day, from our officers and certain other employees of RMR LLC in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of our common shares.

2017 Share Purchases
On May 17, 2017, we purchased 112 of our common shares, valued at $87.00 per share, the closing price of our common shares on Nasdaq on that day, from one of our Trustees to fund that Trustee's resulting minimum required tax withholding obligation.

During 2017, we purchased 3,478 of our common shares, valued at a weighted average price per share of $73.20, based on the closing price of our common shares on Nasdaq, on the date of purchase, from our officers and certain other employees of RMR LLC in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of our common shares.

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

Distributions
During the years ended December 31, 2018, 2017 and 2016, we paid distributions on our common shares as follows:

	Annual Per Share Distribution	Total Distribution	Characterization of Distribution
Year			Return of Capital	Ordinary Income	Qualified Dividend
2018	$6.88	$170,566	68.60%	31.40%	—%
2017	$6.88	$145,209	49.35%	50.65%	—%
2016	$6.88	$122,366	36.21%	62.74%	1.05%

On January 18, 2019, we declared a dividend payable to common shareholders of record on January 28, 2019 in the amount of $0.55 per share, or $26,446. We paid this distribution on February 21, 2019.
2017 Sale of Shares

On July 5, 2017, we sold 6,250,000 of our common shares at a price of $74.00 per share in an underwritten public offering. On August 3, 2017, we sold 726,757 of our common shares at a price of $74.00 per share pursuant to an overallotment option granted to the underwriters for the July offering. The aggregate net proceeds from these sales of $493,866, after payment of the underwriters' discount and other offering expenses, were used to finance, in part, the FPO Transaction.
Cumulative Other Comprehensive Income (Loss)
Cumulative other comprehensive income (loss) represents our share of the comprehensive income (loss) of our equity method investees, and prior to December 31, 2017, the unrealized gain (loss) on the RMR Inc. shares we own. See Note 4 for further information on ASU No. 2016-01.
The following table presents changes in the amounts we recognized in cumulative other comprehensive income (loss) by component for the years ended December 31, 2018, 2017 and 2016:

	Unrealized Gain (Loss) on Investment in Equity Securities	Equity in Unrealized Gains (Losses) of Investees (1)	Total
Balance at December 31, 2015	$(9,391)	$(5,476)	$(14,867)
Other comprehensive income before reclassifications	30,465	11,254	41,719
Amounts reclassified from cumulative other
comprehensive income to net income	—	105	105
Net current period other comprehensive income	30,465	11,359	41,824
Balance at December 31, 2016	21,074	5,883	26,957
Other comprehensive income before reclassifications	24,042	9,462	33,504
Amounts reclassified from cumulative other
comprehensive income to net income	—	(34)	(34)
Net current period other comprehensive income	24,042	9,428	33,470
Balance at December 31, 2017	45,116	15,311	60,427
Amounts reclassified from cumulative
other comprehensive income to cumulative net income	(45,116)	(15,165)	(60,281)
Balance at January 1, 2018	—	146	146
Other comprehensive income before reclassifications	—	(3)	(3)
Amounts reclassified from cumulative other
comprehensive income to net income	—	(37)	(37)
Net current period other comprehensive income	—	(40)	(40)
Balance at December 31, 2018	$—	$106	$106

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

(1)
Amounts reclassified from cumulative other comprehensive income (loss) to net income (loss) is included in equity in net earnings (losses) of investees in our consolidated statements of comprehensive income (loss).

Preferred Units of Limited Partnership

On May 1, 2018, one of our subsidiaries redeemed all 1,813,504 of its outstanding 5.5% Series A Cumulative Preferred Units for $11.15 per unit plus accrued and unpaid distributions (an aggregate of $20,310).

Note 12. Equity Investment in Select Income REIT
Until October 9, 2018, we owned 24,918,421, or approximately 27.8%, of the then outstanding SIR common shares. As described in Note 1, we completed the Secondary Sale. As a result of the Secondary Sale, we recorded a loss of $18,665 during the year ended December 31, 2018.

We accounted for our investment in SIR under the equity method and had previously reported our investment in SIR as a reportable segment. As a result of the Secondary Sale and the elimination of a reportable segment, our equity method investment in SIR is classified as discontinued operations in our consolidated financial statements. See Note 13 for further information regarding discontinued operations.

Under the equity method, we recorded our proportionate share of SIR’s net income as equity in earnings of SIR in our consolidated statements of comprehensive income (loss). During the period from January 1, 2018 to October 9, 2018 and the years ended December 31, 2017 and 2016, we recorded $24,358, $21,584 and $35,381 of equity in earnings of SIR, respectively. Our other comprehensive income (loss) includes our proportionate share of SIR’s unrealized gains of $28, $8,967 and $11,207 for the period from January 1, 2018 to October 9, 2018 and the years ended December 31, 2017 and 2016, respectively.

The adjusted GAAP cost basis of our investment in SIR was less than our proportionate share of SIR’s total shareholders’ equity book value on the dates we acquired the shares. Prior to the Secondary Sale, we were accreting a basis difference to earnings over the estimated remaining useful lives of certain real estate assets and intangible assets and liabilities owned by SIR. This accretion increased our equity in the earnings of SIR by $3,233, $2,944 and $2,956 for the period from January 1, 2018 to October 9, 2018 and the years ended December 31, 2017 and 2016, respectively.

During the period from January 1, 2018 to October 9, 2018 and the years ended December 31, 2017 and 2016, we received cash distributions from SIR totaling $38,124, $50,832 and $50,335, respectively.

During the period from January 1, 2018 to October 9, 2018 and the years ended December 31, 2017 and 2016, SIR issued 63,157, 59,502 and 65,900 common shares, respectively. We recognized a gain on issuance of shares by SIR of $29, $72 and $86 during the period from January 1, 2018 to October 9, 2018, and the years ended December 31, 2017 and 2016, respectively, as a result of the per share issuance price of these SIR common shares being above the then average per share carrying value of our SIR common shares.

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

The following tables present summarized financial data of SIR:

Condensed Consolidated Balance Sheet

December 31,
2017
Real estate properties, net	$3,905,616
Properties held for sale	5,829
Acquired real estate leases, net	477,577
Cash and cash equivalents	658,719
Rents receivable, net	127,672
Other assets, net	127,617
Total assets	$5,303,030

ILPT revolving credit facility	$750,000
Unsecured term loan, net	348,870
Senior unsecured notes, net	1,777,425
Mortgage notes payable, net	210,785
Assumed real estate lease obligations, net	68,783
Other liabilities	155,348
Total shareholders' equity	1,991,819
Total liabilities and shareholders' equity	$5,303,030

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

Consolidated Statements of Income

	Nine Months Ended September 30,	Year Ended December 31,
REVENUES:	2018	2017	2016
Rental income	$298,003	$392,285	$387,015
Tenant reimbursements and other income	60,514	75,818	74,992
Total revenues	358,517	468,103	462,007

EXPENSES:
Real estate taxes	36,748	44,131	42,879
Other operating expenses	43,714	55,567	52,957
Depreciation and amortization	105,326	137,672	133,762
Acquisition and transaction related costs	3,796	1,075	306
General and administrative	47,353	54,909	28,632
Write-off of straight line rents, net	10,626	12,517	—
Loss on asset impairment	—	4,047	—
Loss on impairment of real estate assets	9,706	229	5,484
Total expenses	257,269	310,147	264,020

Gain on sale of real estate	4,075	—	—
Dividend income	1,190	1,587	1,268
Unrealized gain on equity securities	53,159	—	—
Interest income	753	91	30
Interest expense	(69,446)	(92,870)	(82,620)
Loss on early extinguishment of debt	(1,192)	—	—
Income before income tax expense and equity in earnings of an investee	89,787	66,764	116,665
Income tax expense	(446)	(466)	(448)
Equity in earnings of an investee	882	608	137
Net income	90,223	66,906	116,354
Net income allocated to noncontrolling interest	(15,841)	—	(33)
Net income attributed to SIR	$74,382	$66,906	$116,321

Weighted average common shares outstanding (basic)	89,395	89,351	89,304
Weighted average common shares outstanding (diluted)	89,411	89,370	$89,324
Net income attributed to SIR per common share (basic and diluted)	$0.83	$0.75	$1.30

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

Note 13. Discontinued Operations

As described in Notes 1 and 7, on October 9, 2018, we sold all 24,918,421 SIR common shares that we then owned in the Secondary Sale. We recorded a loss of $18,665 during the year ended December 31, 2018 related to this sale. The sale of the SIR common shares qualifies as discontinued operations; accordingly, our equity method investment in SIR is classified as discontinued operations in our consolidated financial statements.

As described in Note 5, in August 2017, we sold one vacant office property in Falls Church, VA with 164,746 rentable square feet and a net book value of $12,901 as of the date of sale for $13,523, excluding closing costs. Results of operations for this property, which qualified as held for sale prior to our adoption in 2014 of ASU No. 2014-8, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, are classified as discontinued operations in our consolidated financial statements.

The table below presents the components of income from discontinued operations for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
	2018	2017	2016
Equity in earnings of Select Income REIT	$24,358	$21,584	$35,381
Net gain on issuance of shares by Select Income REIT	29	72	86
Loss on sale of Select Income REIT shares	(18,665)	—	—
Income (loss) from property discontinued operations	—	173	(589)
Income from discontinued operations	$5,722	$21,829	$34,878

Note 14. Selected Quarterly Financial Data (Unaudited)

The following is a summary of our unaudited quarterly results of operations for 2018 and 2017.

	2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Rental income	$108,717	$108,085	$106,102	$103,656
Net income (loss) available for common shareholders	$6,287	$29,602	$(449)	$(57,695)
Net income (loss) available for common shareholders per common share (basic and diluted)	$0.25	$1.20	$(0.02)	$(2.31)
Common distributions declared	$1.72	$1.72	$1.72	$1.72

	2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Rental income	$69,296	$69,887	$70,179	$107,170
Net income (loss) available for common shareholders	$7,415	$11,677	$10,989	$(18,266)
Net income (loss) available for common shareholders per common share (basic and diluted)	$0.42	$0.66	$0.45	$(0.74)
Common distributions declared	$1.72	$1.72	$1.72	$1.72

OFFICE PROPERTIES INCOME TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2018
(dollars in thousands)

				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Cost amount carried at Close of Period
Property	Location	Number of Buildings	Encumbrances (1)	Land	Buildings and Equipment		Impairments/ Writedowns	Land	Buildings and Equipment	Total (2)	Accumulated Depreciation (3)	Date(s) Acquired	Original Construction Date(s)
Inverness Center	Birmingham, AL	3	$—	$5,954	$11,664	$—	$—	$5,954	$11,664	$17,618	$—	12/31/2018	1984; 1985
445 Jan Davis Drive	Huntsville, AL	1	—	1,513	1,503	—	—	1,513	1,503	3,016	—	12/31/2018	2007
4905 Moores Mill Road	Huntsville, AL	1	—	4,628	36,612	—	—	4,628	36,612	41,240	—	12/31/2018	1979
131 Clayton Street	Montgomery, AL	1	—	920	9,084	48	—	920	9,132	10,052	(1,708)	6/22/2011	2007
4344 Carmichael Road	Montgomery, AL	1	—	1,374	11,658	10	—	1,374	11,668	13,042	(1,458)	12/17/2013	2009
15451 North 28th Avenue	Phoenix, AZ	1	—	1,917	7,416	499	—	1,917	7,915	9,832	(836)	9/10/2014	1996
16001 North 28th Avenue	Phoenix, AZ	1	—	3,382	416	—	—	3,382	416	3,798	—	12/31/2018	1998
2149 West Dunlap Avenue	Phoenix, AZ	1	—	6,606	218	—	—	6,606	218	6,824	—	12/31/2018	1983
711 S 14th Avenue	Safford, AZ	1	—	460	11,708	484	(4,440)	364	7,848	8,212	(190)	6/16/2010	1992
Regents Center	Tempe, AZ	2	—	4,154	3,066	—	—	4,154	3,066	7,220	—	12/31/2018	1988
Campbell Place	Carlsbad, CA	2	—	5,815	3,902	—	—	5,815	3,902	9,717	—	12/31/2018	2007
Folsom Corporate Center	Folsom, CA	1	—	2,927	5,628	—	—	2,927	5,628	8,555	—	12/31/2018	2008
Bayside Technology Park	Fremont, CA	1	—	10,869	653	—	—	10,869	653	11,522	—	12/31/2018	1990
5045 East Butler Street	Fresno, CA	1	—	7,276	61,118	139	—	7,276	61,257	68,533	(25,031)	8/29/2002	1971
10949 N. Mather Boulevard	Rancho Cordova, CA	1	—	562	16,923	359	—	562	17,282	17,844	(2,201)	10/30/2013	2012
11020 Sun Center Drive	Rancho Cordova, CA	1	64,490	1,466	8,797	671	—	1,466	9,468	10,934	(513)	12/20/2016	1983
100 Redwood Shores Parkway	Redwood City, CA	1	—	14,568	7,783	—	—	14,568	7,783	22,351	—	12/31/2018	1993
3875 Atherton Road	Rocklin, CA	1	—	178	860	—	—	178	860	1,038	—	12/31/2018	1991
801 K Street	Sacramento, CA	1	—	4,688	61,995	6,275	—	4,688	68,270	72,958	(5,922)	1/29/2016	1989
9815 Goethe Road	Sacramento, CA	1	—	1,450	9,465	1,523	—	1,450	10,988	12,438	(2,019)	9/14/2011	1992
Capitol Place	Sacramento, CA	1	—	2,290	35,891	7,885	—	2,290	43,776	46,066	(10,059)	12/17/2009	1988
4181 Ruffin Road	San Diego, CA	1	—	5,250	10,549	5,076	—	5,250	15,625	20,875	(3,914)	7/16/2010	1981
4560 Viewridge Road	San Diego, CA	1	—	4,269	18,316	4,319	—	4,347	22,557	26,904	(10,672)	3/31/1997	1996
9174 Sky Park Centre	San Diego, CA	1	7,983	685	5,530	2,708	—	685	8,238	8,923	(3,246)	6/24/2002	1986
2090 Fortune Drive	San Jose, CA	1	—	9,074	—	—	—	9,074	—	9,074	—	12/31/2018	1996
2115 O’Nel Drive	San Jose, CA	1	—	12,402	5,103	—	—	12,402	5,103	17,505	—	12/31/2018	1984
6448-6450 Via Del Oro	San Jose, CA	1	—	4,747	2,027	—	—	4,747	2,027	6,774	—	12/31/2018	1983
North First Street	San Jose, CA	1	—	8,377	4,035	—	—	8,377	4,035	12,412	—	12/31/2018	1984
Rio Robles Drive	San Jose, CA	3	—	23,874	13,806	—	—	23,874	13,806	37,680	—	12/31/2018	1984
2450 and 2500 Walsh Avenue	Santa Clara, CA	2	—	13,480	16,783	—	—	13,480	16,783	30,263	—	12/31/2018	1982

OFFICE PROPERTIES INCOME TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2018
(dollars in thousands)

				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Cost amount carried at Close of Period
Property	Location	Number of Buildings	Encumbrances (1)	Land	Buildings and Equipment		Impairments/ Writedowns	Land	Buildings and Equipment	Total (2)	Accumulated Depreciation (3)	Date(s) Acquired	Original Construction Date(s)
3250 and 3260 Jay Street	Santa Clara, CA	2	—	20,056	14,163	—	—	20,056	14,163	34,219	—	12/31/2018	1982
603 San Juan Avenue	Stockton, CA	1	—	563	5,470	—	—	563	5,470	6,033	(878)	7/20/2012	2012
350 West Java Drive	Sunnyvale, CA	1	—	24,804	464	—	—	24,804	464	25,268	—	12/31/2018	1984
7958 South Chester Street	Centennial, CO	1	—	6,735	7,210	—	—	6,735	7,210	13,945	—	12/31/2018	2000
350 Spectrum Loop	Colorado Springs, CO	1	—	3,679	7,793	—	—	3,679	7,793	11,472	—	12/31/2018	2000
333 Inverness Drive South	Englewood, CO	1	—	5,756	4,579	—	—	5,756	4,579	10,335	—	12/31/2018	1998
12795 West Alameda Parkway	Lakewood, CO	1	—	2,640	23,777	1,094	—	2,640	24,871	27,511	(5,559)	1/15/2010	1988
Corporate Center	Lakewood, CO	3	—	2,887	27,537	3,889	—	2,887	31,426	34,313	(12,495)	10/11/2002	1980
1 Targeting Center	Windsor, CT	1	—	1,404	574	—	—	1,404	574	1,978	—	12/31/2018	1980
11 Dupont Circle, NW	Washington, DC	1	—	28,255	44,743	1,994	—	28,255	46,737	74,992	(1,672)	10/2/2017	1974
1211 Connecticut Avenue, NW	Washington, DC	1	—	30,388	24,667	1,391	—	30,388	26,058	56,446	(892)	10/2/2017	1967
1401 K Street, NW	Washington, DC	1	—	29,215	34,656	3,210	—	29,215	37,866	67,081	(1,497)	10/2/2017	1929
20 Massachusetts Avenue	Washington, DC	1	—	12,009	51,528	21,395	—	12,228	72,704	84,932	(35,137)	3/31/1997	1996
440 First Street, NW	Washington, DC	1	—	27,903	38,624	1,293	—	27,903	39,917	67,820	(1,264)	10/2/2017	1982
625 Indiana Avenue	Washington, DC	1	—	26,000	25,955	7,293	—	26,000	33,248	59,248	(7,555)	8/17/2010	1989
840 First Street, NE	Washington, DC	1	—	42,727	73,249	472	—	42,727	73,721	116,448	(2,290)	10/2/2017	2003
10350 NW 112th Avenue	Miami, FL	1	—	4,836	2,779	—	—	4,836	2,779	7,615	—	12/31/2018	2002
7850 Southwest 6th Court	Plantation, FL	1	—	4,800	30,592	383	—	4,800	30,975	35,775	(6,026)	5/12/2011	1999
8900 Grand Oak Circle	Tampa, FL	1	—	1,100	11,773	288	—	1,100	12,061	13,161	(2,471)	10/15/2010	1994
180 Ted Turner Drive SW	Atlanta, GA	1	—	5,717	20,017	186	—	5,717	20,203	25,920	(3,229)	7/25/2012	2007
Corporate Square	Atlanta, GA	5	—	3,996	29,762	27,816	—	3,996	57,578	61,574	(13,371)	7/16/2004	1967
Executive Park	Atlanta, GA	1	—	1,521	11,826	3,996	—	1,521	15,822	17,343	(5,781)	7/16/2004	1972
One Georgia Center	Atlanta, GA	1	—	10,250	27,933	6,034	—	10,250	33,967	44,217	(5,419)	9/30/2011	1968
One Primerica Parkway	Duluth, GA	1	—	6,982	23,132	—	—	6,982	23,132	30,114	—	12/31/2018	2013
4712 Southpark Boulevard	Ellenwood, GA	1	—	1,390	19,635	88	—	1,390	19,723	21,113	(3,156)	7/25/2012	2005
91-209 Kuhela Street	Kapolei, HI	1	—	2,008	—	—	—	2,008	—	2,008	—	12/31/2018	—
8305 NW 62nd Avenue	Johnston, IA	1	—	2,670	8,060	—	—	2,670	8,060	10,730	—	12/31/2018	2011
1185, 1249 & 1387 S. Vinnell Way	Boise, ID	3	—	3,390	29,026	822	—	3,390	29,848	33,238	(4,871)	9/11/2012	1996; 1997; 2002

OFFICE PROPERTIES INCOME TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2018
(dollars in thousands)

				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Cost amount carried at Close of Period
Property	Location	Number of Buildings	Encumbrances (1)	Land	Buildings and Equipment		Impairments/ Writedowns	Land	Buildings and Equipment	Total (2)	Accumulated Depreciation (3)	Date(s) Acquired	Original Construction Date(s)
2020 S. Arlington Heights	Arlington Heights, IL	1	—	1,450	13,160	872	—	1,450	14,032	15,482	(3,101)	12/29/2009	1988
400 South Jefferson Street	Chicago, IL	1	13,384	19,532	20,274	—	—	19,532	20,274	39,806	—	12/31/2018	1947
475 Bond Street	Lincolnshire, IL	1	—	4,915	574	—	—	4,915	574	5,489	—	12/31/2018	2000
1415 West Diehl Road	Naperville, IL	1	—	12,431	20,749	—	—	12,431	20,749	33,180	—	12/31/2018	2001
440 North Fairway Drive	Vernon Hills, IL	1	—	4,500	445	—	—	4,500	445	4,945	—	12/31/2018	1992
Intech Park	Indianapolis, IN	3	—	4,170	68,888	4,337	—	4,170	73,225	77,395	(13,425)	10/14/2011	2000; 2001; 2008
7601 and 7635 Interactive Way	Indianapolis, IN	2	—	3,363	14,636	—	—	3,363	14,636	17,999	—	12/31/2018	2003; 2008
400 State Street	Kansas City, KS	1	49,087	640	9,932	5,265	—	640	15,197	15,837	(3,309)	6/16/2010	1971
Capitol Tower	Topeka, KS	1	—	1,236	3,115	—	—	1,236	3,115	4,351	—	12/31/2018	1983
The Atrium at Circleport II	Erlanger, KY	1	—	1,810	1,948	—	—	1,810	1,948	3,758	—	12/31/2018	1999
7125 Industrial Road	Florence, KY	1	—	1,698	11,722	151	—	1,698	11,873	13,571	(1,766)	12/31/2012	1980
251 Causeway Street	Boston, MA	1	—	5,100	17,293	2,555	—	5,100	19,848	24,948	(4,061)	8/17/2010	1987
300 and 330 Billerica Road	Chelmsford, MA	2	—	4,737	—	—	—	4,737	—	4,737	—	12/31/2018	1984
75 Pleasant Street	Malden, MA	1	—	1,050	31,086	271	—	1,050	31,357	32,407	(6,703)	5/24/2010	2008
111 Powdermill Road	Maynard, MA	1	—	4,432	—	—	—	4,432	—	4,432	—	12/31/2018	1990
25 Newport Avenue	Quincy, MA	1	—	2,700	9,199	1,791	—	2,700	10,990	13,690	(2,021)	2/16/2011	1985
One Montvale Avenue	Stoneham, MA	1	—	1,670	11,035	2,234	—	1,670	13,269	14,939	(2,693)	6/16/2010	1945
314 Littleton Road	Westford, MA	1	—	5,736	8,555	—	—	5,736	8,555	14,291	—	12/31/2018	2007
Annapolis Commerce Center	Annapolis, MD	2	—	4,057	7,665	219	—	4,057	7,884	11,941	(275)	10/2/2017	1989
4201 Patterson Avenue	Baltimore, MD	1	—	901	8,097	4,085	—	901	12,182	13,083	(4,961)	10/15/1998	1989
Hillside Center	Columbia, MD	2	—	3,437	4,228	336	—	3,437	4,564	8,001	(131)	10/2/2017	2001
TenThreeTwenty	Columbia, MD	1	—	3,126	16,361	869	—	3,126	17,230	20,356	(570)	10/2/2017	1982
7001 Columbia Gateway Drive	Columbia, MD	1	—	5,687	10,433	—	—	5,687	10,433	16,120	—	12/31/2018	2008
3300 75th Avenue	Landover, MD	1	—	4,110	36,371	1,346	—	4,110	37,717	41,827	(8,281)	2/26/2010	1985
1401 Rockville Pike	Rockville, MD	1	25,019	3,248	29,258	16,481	—	3,248	45,739	48,987	(19,266)	2/2/1998	1986
2115 East Jefferson Street	Rockville, MD	1	—	3,349	11,152	385	—	3,349	11,537	14,886	(1,521)	8/27/2013	1981
Redland 520/530	Rockville, MD	3	—	12,714	61,377	1,498	—	12,714	62,875	75,589	(1,945)	10/2/2017	2008
Redland 540	Rockville, MD	1	—	10,740	17,714	2,896	—	10,740	20,610	31,350	(879)	10/2/2017	2003

OFFICE PROPERTIES INCOME TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2018
(dollars in thousands)

				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Cost amount carried at Close of Period
Property	Location	Number of Buildings	Encumbrances (1)	Land	Buildings and Equipment		Impairments/ Writedowns	Land	Buildings and Equipment	Total (2)	Accumulated Depreciation (3)	Date(s) Acquired	Original Construction Date(s)
Rutherford Business Park	Windsor Mill, MD	1	—	1,598	10,219	330	—	1,598	10,549	12,147	(1,557)	11/16/2012	1972
Meadows Business Park	Woodlawn, MD	2	—	3,735	21,509	2,268	—	3,735	23,777	27,512	(4,701)	2/15/2011	1973
3550 Green Court	Ann Arbor, MI	1	69,304	3,659	4,896	—	—	3,659	4,896	8,555	—	12/31/2018	1998
11411 E. Jefferson Avenue	Detroit, MI	1	—	630	18,002	438	—	630	18,440	19,070	(3,930)	4/23/2010	2009
Rosedale Corporate Plaza	Roseville, MN	1	—	672	6,045	1,505	—	672	7,550	8,222	(3,474)	12/1/1999	1987
1300 Summit Street	Kansas City, MO	1	2,933	2,776	12,070	915	—	2,776	12,985	15,761	(1,939)	9/27/2012	1998
4241-4300 NE 34th Street	Kansas City, MO	1	—	1,443	6,193	3,992	—	1,780	9,848	11,628	(4,199)	3/31/1997	1995
2555 Grand Boulevard	Kansas City, MO	1	—	4,243	51,931	—	—	4,243	51,931	56,174	—	12/31/2018	2003
1220 Echelon Parkway	Jackson, MS	1	—	440	25,458	238	—	440	25,696	26,136	(4,100)	7/25/2012	2009
2300 and 2400 Yorkmont Road	Charlotte, NC	2	—	1,345	19,226	—	—	1,345	19,226	20,571	—	12/31/2018	1995
18010 and 18020 Burt Street	Omaha, NE	2	—	7,032	12,599	—	—	7,032	12,599	19,631	—	12/31/2018	2012
10-12 Celina Avenue	Nashua, NH	1	—	3,000	14,052	1,569	—	3,000	15,621	18,621	(3,379)	8/31/2009	1979
500 Charles Ewing Boulevard	Ewing, NJ	1	—	4,846	26,208	—	—	4,846	26,208	31,054	—	12/31/2018	2012
299 Jefferson Road	Parsippany, NJ	1	—	4,579	2,937	—	—	4,579	2,937	7,516	—	12/31/2018	2011
One Jefferson Road	Parsippany, NJ	1	—	4,450	5,291	—	—	4,450	5,291	9,741	—	12/31/2018	2009
50 West State Street	Trenton, NJ	1	—	5,000	38,203	3,313	—	5,000	41,516	46,516	(8,009)	12/30/2010	1989
138 Delaware Avenue	Buffalo, NY	1	—	4,405	18,899	7,551	—	4,485	26,370	30,855	(11,830)	3/31/1997	1994
Airline Corporate Center	Colonie, NY	1	—	790	6,400	406	—	790	6,806	7,596	(1,053)	6/22/2012	2004
5000 Corporate Court	Holtsville, NY	1	—	6,530	17,711	2,734	—	6,530	20,445	26,975	(3,811)	8/31/2011	2000
8687 Carling Road	Liverpool, NY	1	—	571	—	—	—	571	—	571	—	12/31/2018	1997
1212 Pittsford - Victor Road	Pittsford, NY	1	27,238	613	79	—	—	613	79	692	—	12/31/2018	1965
500 Canal View Boulevard	Rochester, NY	1	—	2,077	376	—	—	2,077	376	2,453	—	12/31/2018	1996
2231 Schrock Road	Columbus, OH	1	—	722	218	—	—	722	218	940	—	12/31/2018	1999
4600 25th Avenue	Salem, OR	1	—	6,510	17,973	5,165	—	6,510	23,138	29,648	(4,898)	12/20/2011	1957
501 Ridge Avenue	Hanover, PA	1	—	3,452	5,152	—	—	3,452	5,152	8,604	—	12/31/2018	1948
8800 Tinicum Boulevard	Philadelphia, PA	1	—	5,617	22,866	—	—	5,617	22,866	28,483	—	12/31/2018	2000
Synergy Business Park	Columbia, SC	3	—	1,439	11,143	5,178	—	1,439	16,321	17,760	(4,335)	5/10/2006;9/17/2010	1982; 1985
9680 Old Bailes Road	Fort Mill, SC	1	—	841	2,967	—	—	841	2,967	3,808	—	12/31/2018	2007
One Memphis Place	Memphis, TN	1	—	1,630	5,645	3,290	—	1,630	8,935	10,565	(1,742)	9/17/2010	1985
16001 North Dallas Parkway	Addison, TX	2	—	10,364	63,661	—	—	10,364	63,661	74,025	—	12/31/2018	1987

OFFICE PROPERTIES INCOME TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2018
(dollars in thousands)

				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Cost amount carried at Close of Period
Property	Location	Number of Buildings	Encumbrances (1)	Land	Buildings and Equipment		Impairments/ Writedowns	Land	Buildings and Equipment	Total (2)	Accumulated Depreciation (3)	Date(s) Acquired	Original Construction Date(s)
2115-2116 East Randol Mill Road	Arlington, TX	1	—	2,146	5,469	—	—	2,146	5,469	7,615	—	12/31/2018	1989
Research Park	Austin, TX	2	—	4,292	13,856	—	—	4,292	13,856	18,148	—	12/31/2018	1999
1001 Noble Energy Way	Houston, TX	1	—	5,222	29,392	—	—	5,222	29,392	34,614	—	12/31/2018	1998
10451 Clay Road	Houston, TX	1	—	5,538	10,335	—	—	5,538	10,335	15,873	—	12/31/2018	2013
202 North Castlegory Road	Houston, TX	1	—	870	5,064	—	—	870	5,064	5,934	—	12/31/2018	2016
6380 Rogerdale Road	Houston, TX	1	—	12,728	6,161	—	—	12,728	6,161	18,889	—	12/31/2018	2006
4221 W. John Carpenter Freeway	Irving, TX	1	—	1,424	2,384	—	—	1,424	2,384	3,808	—	12/31/2018	1995
8675,8701-8711 Freeport Pkwy and 8901 Esters Boulevard	Irving, TX	3	—	10,266	31,815	—	—	10,266	31,815	42,081	—	12/31/2018	1990
1511 East Common Street	New Braunfels, TX	1	—	5,004	1,276	—	—	5,004	1,276	6,280	—	12/31/2018	2005
2900 West Plano Parkway	Plano, TX	1	—	6,873	8,901	—	—	6,873	8,901	15,774	—	12/31/2018	1998
3400 West Plano Parkway	Plano, TX	1	—	4,579	16,091	—	—	4,579	16,091	20,670	—	12/31/2018	1994
19100 Ridgewood Parkway	San Antonio, TX	1	—	4,223	144,519	—	—	4,223	144,519	148,742	—	12/31/2018	2008
3600 Wiseman Boulevard	San Antonio, TX	1	—	3,521	6,715	—	—	3,521	6,715	10,236	—	12/31/2018	2004
701 Clay Road	Waco, TX	1	—	2,030	8,708	3,584	—	2,060	12,262	14,322	(5,020)	12/23/1997	1997
1800 Novell Place	Provo, UT	1	—	7,546	43,831	—	—	7,546	43,831	51,377	—	12/31/2018	2000
4885-4931 North 300 West	Provo, UT	2	—	3,946	9,504	—	—	3,946	9,504	13,450	—	12/31/2018	2009
14660, 14672 & 14668 Lee Road	Chantilly, VA	3	—	6,966	74,214	2,038	—	6,966	76,252	83,218	(3,757)	12/22/2016	1998; 2002; 2006
1434 Crossways	Chesapeake, VA	2	—	3,617	19,527	1,817	—	3,617	21,344	24,961	(840)	10/2/2017	1998
Greenbrier Towers	Chesapeake, VA	2	—	3,437	11,241	700	—	3,437	11,941	15,378	(507)	10/2/2017	1985
Enterchange at Meadowville	Chester, VA	1	—	1,478	9,594	283	—	1,478	9,877	11,355	(1,309)	8/28/2013	1999
Three Flint Hill	Fairfax, VA	1	—	5,991	25,619	1,515	—	5,991	27,134	33,125	(1,075)	10/2/2017	1984
3920 Pender Drive	Fairfax, VA	1	—	2,963	12,840	231	—	2,963	13,071	16,034	(1,529)	3/21/2014	1981
Pender Business Park	Fairfax, VA	4	—	2,529	21,386	636	—	2,529	22,022	24,551	(2,873)	11/4/2013	2000
7987 Ashton Avenue	Manassas, VA	1	—	1,562	8,253	623	—	1,562	8,876	10,438	(439)	1/3/2017	1989
Two Commercial Place	Norfolk, VA	1	—	4,530	21,678	—	—	4,530	21,678	26,208	—	12/31/2018	1974
1759 & 1760 Business Center Drive	Reston, VA	2	—	9,066	78,658	2,723	—	9,066	81,381	90,447	(9,273)	5/28/2014	1987
1775 Wiehle Avenue	Reston, VA	1	—	4,138	26,120	756	—	4,138	26,876	31,014	(828)	10/2/2017	2001
9960 Mayland Drive	Richmond, VA	1	—	2,614	15,930	1,891	—	2,614	17,821	20,435	(2,055)	5/20/2014	1994
501 South 5th Street	Richmond, VA	1	—	14,884	39,411	—	—	14,884	39,411	54,295	—	12/31/2018	2009
9201 Forest Hill Avenue	Richmond, VA	1	—	1,355	376	—	—	1,355	376	1,731	—	12/31/2018	1985

OFFICE PROPERTIES INCOME TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2018
(dollars in thousands)

				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Cost amount carried at Close of Period
Property	Location	Number of Buildings	Encumbrances (1)	Land	Buildings and Equipment		Impairments/ Writedowns	Land	Buildings and Equipment	Total (2)	Accumulated Depreciation (3)	Date(s) Acquired	Original Construction Date(s)
Parham Place	Richmond, VA	3	—	920	1,107	—	—	920	1,107	2,027	—	12/31/2018	1989; 2012
1751 Blue Hills Drive	Roanoke, VA	1	—	2,710	7,823	—	—	2,710	7,823	10,533	—	12/31/2018	2003
Aquia Commerce Center	Stafford, VA	2	—	2,090	7,465	768	—	2,090	8,233	10,323	(1,549)	6/22/2011	1988; 1999
Atlantic Corporate Park	Sterling, VA	2	—	5,752	29,323	178	—	5,752	29,501	35,253	(931)	10/2/2017	2008
Sterling Business Park Lots 8 and 9	Sterling, VA	1	—	9,177	44,375	—	—	9,177	44,375	53,552	(1,385)	10/2/2017	2016
Orbital Sciences Campus	Sterling, VA	3	—	12,372	19,473	—	—	12,372	19,473	31,845	—	12/31/2018	2000; 2001
65 Bowdoin Street	S. Burlington, VT	1	—	700	8,416	140	—	700	8,556	9,256	(1,873)	4/9/2010	2009
840 North Broadway	Everett, WA	2	34,704	3,360	15,376	2,116	—	3,360	17,492	20,852	(3,099)	6/28/2012	1985
Stevens Center	Richland, WA	2	—	3,970	17,035	4,137	—	4,045	21,097	25,142	(9,854)	3/31/1997	1995
351, 401, 501 Elliott Ave West	Seattle, WA	3	—	26,851	53,157	—	—	26,851	53,157	80,008	—	12/31/2018	2000
11050 West Liberty Drive	Milwaukee, WI	1	—	945	4,539	103	—	945	4,642	5,587	(881)	6/9/2011	2006
882 TJ Jackson Drive	Falling Waters, WV	1	41,099	906	3,886	270	—	922	4,140	5,062	(2,215)	3/31/1997	1993
5353 Yellowstone Road	Cheyenne, WY	1	—	1,915	8,217	765	—	1,950	8,947	10,897	(4,658)	3/31/1997	1995
		211	$335,241	$923,390	$2,804,289	$221,397	$(4,440)	$924,164	$3,020,472	$3,944,636	$(375,147)
Properties Held for Sale								—	—	—	—
500 First Street, NW	Washington, DC	1	—	30,478	15,660	44	—	30,478	15,704	46,182	(448)	10/2/2017	1969
91-008 Hanua Street	Kapolei, HI	1	—	6,846	—	—	—	6,846	—	6,846	—	12/31/2018	—
Ammendale Commerce Center	Beltsville, MD	3	—	4,879	9,498	99	—	4,879	9,597	14,476	(279)	10/2/2017	1987
Indian Creek Technology Park	Beltsville, MD	4	—	8,796	12,093	394	(2,830)	8,796	9,657	18,453	(363)	10/2/2017	1988
Gateway 270 West	Clarksburg, MD	6	—	12,104	9,688	516	—	12,104	10,204	22,308	(257)	10/2/2017	2002
Snowden Center	Columbia, MD	5	—	7,955	10,128	119	—	7,955	10,247	18,202	(258)	10/2/2017	1982
20400 Century Boulevard	Germantown, MD	1	—	2,305	9,890	1,304	—	2,347	11,152	13,499	(5,520)	3/31/1997	1995
Cloverleaf Center	Germantown, MD	4	—	11,890	4,639	481	—	11,890	5,120	17,010	(167)	10/2/2017	2000
Metro Park North	Rockville, MD	4	—	11,159	7,624	235	—	11,159	7,859	19,018	(236)	10/2/2017	2001
Sterling Park Business Center	Sterling, VA	7	—	18,935	21,191	835	—	18,935	22,026	40,961	(643)	10/2/2017	1990
		36	—	115,347	100,411	4,027	(2,830)	115,389	101,566	216,955	(8,171)
		247	$335,241	$1,038,737	$2,904,700	$225,424	$(7,270)	$1,039,553	$3,122,038	$4,161,591	$(383,318)
____________________
(1) Represents mortgage debt, net of the unamortized balance of the fair value adjustments and debt issuance costs totaling $3,021.
(2) Excludes value of real estate intangibles. Aggregate cost for federal income tax purposes is approximately $7,126,328.
(3) Depreciation on building and improvements is provided for periods ranging up to 40 years and on equipment up to 12 years.

OFFICE PROPERTIES INCOME TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2018
(dollars in thousands)

Analysis of the carrying amount of real estate properties and accumulated depreciation:

	Real Estate Properties	Accumulated Depreciation
Balance at December 31, 2015	$1,696,132	$255,879
Additions	194,107	42,404
Disposals	(1,479)	(1,479)
Balance at December 31, 2016	1,888,760	296,804
Additions	1,100,138	45,315
Loss on asset impairment	(9,490)	—
Disposals	(3,687)	(271)
Balance at December 31, 2017	2,975,721	341,848
Additions	1,486,342	65,215
Loss on asset impairment	(8,630)	—
Disposals	(286,837)	(18,740)
Cost basis adjustment (1)	(5,005)	(5,005)
Reclassification of assets of properties held for sale	(216,955)	(8,171)
Balance at December 31, 2018	$3,944,636	$375,147

(1) Represents the reclassification between accumulated depreciation and building made to certain properties reclassified as assets of properties held for sale at fair value in accordance with GAAP.

SIGNATURES
Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OFFICE PROPERTIES INCOME TRUST
By:	/s/ David M. Blackman
David M. Blackman President and Chief Executive Officer

Dated: February 28, 2019
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David M. Blackman	Managing Trustee, President and Chief Executive Officer (principal executive officer)	February 28, 2019
David M. Blackman

/s/ Jeffrey C. Leer	Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)	February 28, 2019
Jeffrey C. Leer

/s/ Adam D. Portnoy	Managing Trustee	February 28, 2019
Adam D. Portnoy

/s/ Donna D. Fraiche	Independent Trustee	February 28, 2019
Donna D. Fraiche

/s/ Barbara D. Gilmore	Independent Trustee	February 28, 2019
Barbara D. Gilmore

/s/ John L. Harrington	Independent Trustee	February 28, 2019
John L. Harrington

/s/ William A. Lamkin	Independent Trustee	February 28, 2019
William A. Lamkin

/s/ Elena Poptodorova	Independent Trustee	February 28, 2019
Elena Poptodorova

/s/ Jeffrey P. Somers	Independent Trustee	February 28, 2019
Jeffrey P. Somers