Form 10-Q
period 2019-03-31
OFFICE PROPERTIES INCOME TRUST
filed 2019-05-03
CIK 1456772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name Of Each Exchange On Which Registered
Common Shares of Beneficial Interest	OPI	The Nasdaq Stock Market LLC
5.875% Senior Notes due 2046	OPINI	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Number of registrant’s common shares of beneficial interest, $.01 par value per share, outstanding as of April 30, 2019: 48,090,108

OFFICE PROPERTIES INCOME TRUST

 FORM 10-Q

 March 31, 2019

References in this Quarterly Report on Form 10-Q to “the Company”, “OPI”, “we”, “us” or “our” include Office Properties Income Trust and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

PART I.       Financial Information

Item 1.  Financial Statements

OFFICE PROPERTIES INCOME TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)
(unaudited)

	March 31,	December 31,
	2019	2018
ASSETS
Real estate properties:
Land	$918,992	$924,164
Buildings and improvements	3,001,385	3,020,472
Total real estate properties, gross	3,920,377	3,944,636
Accumulated depreciation	(386,688)	(375,147)
Total real estate properties, net	3,533,689	3,569,489
Assets of properties held for sale	23,999	253,501
Investment in unconsolidated joint ventures	42,505	43,665
Acquired real estate leases, net	1,000,960	1,056,558
Cash and cash equivalents	20,153	35,349
Restricted cash	4,464	3,594
Rents receivable, net	67,776	72,051
Deferred leasing costs, net	30,788	25,672
Other assets, net	202,864	178,704
Total assets	$4,927,198	$5,238,583

LIABILITIES AND SHAREHOLDERS’ EQUITY
Unsecured revolving credit facility	$80,000	$175,000
Unsecured term loans, net	234,674	387,152
Senior unsecured notes, net	2,360,063	2,357,497
Mortgage notes payable, net	326,202	335,241
Liabilities of properties held for sale	178	4,271
Accounts payable and other liabilities	114,613	145,536
Due to related persons	5,626	34,887
Assumed real estate lease obligations, net	18,838	20,031
Total liabilities	3,140,194	3,459,615

Commitments and contingencies

Shareholders’ equity:
Common shares of beneficial interest, $.01 par value: 200,000,000 shares authorized, 48,091,903 and 48,082,903 shares issued and outstanding, respectively	481	481
Additional paid in capital	2,610,666	2,609,801
Cumulative net income	180,901	146,882
Cumulative other comprehensive income (loss)	(297)	106
Cumulative common distributions	(1,004,747)	(978,302)
Total shareholders’ equity	1,787,004	1,778,968
Total liabilities and shareholders’ equity	$4,927,198	$5,238,583

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OFFICE PROPERTIES INCOME TRUST
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(amounts in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2019	2018
Rental income	$174,777	$108,717

Expenses:
Real estate taxes	18,392	12,964
Utility expenses	9,381	6,690
Other operating expenses	30,136	22,837
Depreciation and amortization	77,521	44,204
Loss on impairment of real estate	3,204	6,116
Acquisition and transaction related costs	584	—
General and administrative	8,723	9,606
Total expenses	147,941	102,417

Gain on sale of real estate	22,092	—
Dividend income	980	304
Unrealized gain on equity securities	22,128	12,931
Interest income	248	116
Interest expense (including net amortization of debt premiums, discounts
and issuance costs of $2,841 and $965, respectively)	(37,133)	(22,766)
Loss on early extinguishment of debt	(414)	—
Income (loss) from continuing operations before income tax expense and
equity in net losses of investees	34,737	(3,115)
Income tax expense	(483)	(32)
Equity in net losses of investees	(235)	(577)
Income (loss) from continuing operations	34,019	(3,724)
Income from discontinued operations	—	10,289
Net income	34,019	6,565
Other comprehensive loss:
Unrealized loss on financial instrument	(98)	—
Equity in unrealized gain (loss) of investees	66	(41)
Other comprehensive loss	(32)	(41)
Comprehensive income	$33,987	$6,524

Net income	$34,019	$6,565
Preferred units of limited partnership distributions	—	(278)
Net income available for common shareholders	$34,019	$6,287

Weighted average common shares outstanding (basic)	48,031	24,760
Weighted average common shares outstanding (diluted)	48,046	24,760

Per common share amounts (basic and diluted):
Income (loss) from continuing operations	$0.71	$(0.16)
Income from discontinued operations	$—	$0.42
Net income available for common shareholders	$0.71	$0.25

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OFFICE PROPERTIES INCOME TRUST
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(dollars in thousands)

	Number of Shares	Common Shares	Additional Paid In Capital	Cumulative Net Income	Cumulative Other Comprehensive Income (Loss)	Cumulative Common Distributions	Total
Balance at December 31, 2018	48,082,903	$481	$2,609,801	$146,882	$106	$(978,302)	$1,778,968
Share grants	9,000	—	865	—	—	—	865
Amounts reclassified from cumulative other
comprehensive income to net income	—	—	—	—	(371)	—	(371)
Net current period other comprehensive loss	—	—	—	—	(32)	—	(32)
Net income available for common shareholders	—	—	—	34,019	—	—	34,019
Distributions to common shareholders	—	—	—	—	—	(26,445)	(26,445)
Balance at March 31, 2019	48,091,903	$481	$2,610,666	$180,901	$(297)	$(1,004,747)	$1,787,004

Balance at December 31, 2017	24,786,479	$248	$1,968,960	$108,144	$60,427	$(807,736)	$1,330,043
Cumulative adjustment upon adoption of ASU No. 2016-01	—	—	—	60,281	(60,281)	—	—
Adjustment upon adoption of ASU No. 2014-09	—	—	—	712	—	—	712
Balance at January 1, 2018	24,786,479	248	1,968,960	169,137	146	(807,736)	1,330,755
Shares forfeitures or repurchases	(153)	—	(11)	—	—	—	(11)
Net current period other comprehensive loss	—	—	—	—	(41)	—	(41)
Net income available for common shareholders	—	—	—	6,287	—	—	6,287
Distributions to common shareholders	—	—	—	—	—	(42,632)	(42,632)
Balance at March 31, 2018	24,786,326	$248	$1,968,949	$175,424	$105	$(850,368)	$1,294,358

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OFFICE PROPERTIES INCOME TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	Three Months Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$34,019	$6,565
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	23,629	17,172
Amortization of debt premiums, discounts and issuance costs, net	2,841	965
Amortization of acquired real estate leases	53,837	26,790
Amortization of deferred leasing costs	1,350	1,120
Gain on sale of real estate	(22,092)	—
Loss on impairment of real estate	3,204	6,116
Loss on early extinguishment of debt	414	—
Straight line rental income	(6,794)	(3,091)
Other non-cash expenses, net	593	(334)
Unrealized gain on equity securities	(22,128)	(12,931)
Equity in net losses of investees	235	577
Equity in earnings of Select Income REIT included in discontinued operations	—	(10,289)
Distributions of earnings from Select Income REIT	—	10,289
Change in assets and liabilities:
Rents receivable	14,390	(1,893)
Deferred leasing costs	(7,985)	(2,091)
Other assets	2,873	2,296
Accounts payable and other liabilities	(30,387)	(9,679)
Due to related persons	(29,257)	3,685
Net cash provided by operating activities	18,742	35,267
CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate improvements	(12,969)	(11,020)
Distributions in excess of earnings from Select Income REIT	—	2,419
Distributions in excess of earnings from unconsolidated joint ventures	521	823
Proceeds from sale of properties, net	262,779	18,797
Net cash provided by investing activities	250,331	11,019
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of mortgage notes payable	(8,954)	(899)
Repayment of unsecured term loans	(153,000)	—
Borrowings on unsecured revolving credit facility	85,000	25,000
Repayments on unsecured revolving credit facility	(180,000)	(25,000)
Repurchase of common shares	—	(11)
Preferred units of limited partnership distributions	—	(278)
Distributions to common shareholders	(26,445)	(42,632)
Net cash used in financing activities	(283,399)	(43,820)

Increase (decrease) in cash, cash equivalents and restricted cash	(14,326)	2,466
Cash, cash equivalents and restricted cash at beginning of period	38,943	19,680
Cash, cash equivalents and restricted cash at end of period	$24,617	$22,146

SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid	$49,545	$27,733
Income taxes paid	$7	$—

Supplemental disclosure of cash, cash equivalents and restricted cash:
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows:

	March 31,
	2019	2018
Cash and cash equivalents	$20,153	$17,380
Restricted cash	4,464	4,766
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$24,617	$22,146
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Note 1.    Basis of Presentation

The accompanying condensed consolidated financial statements of Office Properties Income Trust and its subsidiaries, or the Company, OPI, we, us or our, are unaudited. Certain information and disclosures required by U.S. generally accepted accounting principles, or GAAP, for complete financial statements have been condensed or omitted. We believe the disclosures made are adequate to make the information presented not misleading. However, the accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2018, or our 2018 Annual Report. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair statement of results for the interim period have been included. All intercompany transactions and balances with or among our consolidated subsidiaries have been eliminated. Our operating results for interim periods are not necessarily indicative of the results that may be expected for the full year. Reclassifications have been made to the prior years' condensed consolidated financial statements to conform to the current year’s presentation.

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

Note 2.    Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2016-02, Leases. In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases and ASU No. 2018-11, Leases (Topic 842): Targeted Improvements. In December 2018, the FASB issued ASU No. 2018-20 Leases (Topic 842), Narrow-Scope Improvements for Lessors. Collectively, these standards set out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). ASU No. 2016-02 requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease. ASU No. 2016-02 requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales type leases, direct financing leases and operating leases. These standards were effective as of January 1, 2019. Upon adoption, we applied the package of practical expedients that has allowed us to not reassess (i) whether any expired or existing contracts are or contain leases, (ii) lease classification for any expired or existing leases and (iii) initial direct costs for any expired or existing leases. Furthermore, we applied the optional transition method in ASU No. 2018-11, which has allowed us to initially apply the new leases standard at the adoption date and recognize a cumulative effect adjustment to the opening balance of retained earnings in the adoption period, although we did not have an adjustment. Additionally, our leases met the criteria in ASU No. 2018-11 to not separate non-lease components from the related lease component; therefore, the accounting for these leases remained largely unchanged from the previous standard. The adoption of ASU No. 2016-02 and the related improvements did not have a material impact in our condensed consolidated financial statements. Upon adoption, (i) allowances for bad debts are now recognized as a direct reduction of rental income, and (ii) legal costs associated with the execution of our leases, which were previously capitalized and amortized over the life of their respective leases, are expensed as incurred. Subsequent to January 1, 2019, provisions for credit losses are now included in "rental income" in our condensed consolidated financial statements. Provisions for credit losses prior to January 1, 2019 were previously included in other operating expenses in our condensed consolidated financial statements and prior periods are not reclassified to conform to the current presentation.
Revenue Recognition. We are a lessor of commercial office properties. Our leases provide our tenants with the contractual right to use and economically benefit from all of the physical space specified in the leases, therefore we have determined to evaluate our leases as lease arrangements.
Our leases provide for base rent payments and in addition may include variable payments. Rental income from operating leases, including any payments derived by index or market-based indices, is recognized on a straight line basis over the lease term when we have determined that the collectability of substantially all of the lease payments is probable. Some of our leases have options to extend or terminate the lease exercisable at the option of our tenants, which are considered when determining the lease term. We do not include in our measurement of our lease receivables certain variable payments, including

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)

changes in the index or market-based indices after the inception of the lease, certain tenant reimbursements and other income until the specific events that trigger the variable payments have occurred. Such payments totaled $23,394 for the three months ended March 31, 2019.

Certain of our leases contain non-lease components, such as property level operating expenses and capital expenditures reimbursed by our tenants as well as other required lease payments. We have determined that all of our leases qualify for the practical expedient to not separate the lease and non-lease components because (i) the lease components are operating leases and (ii) the timing and pattern of recognition of the non-lease components are the same as those of the lease components. We apply Accounting Standards Codification 842, Leases to the combined component. Income derived by our leases is recorded in rental income in our condensed consolidated statements of comprehensive income.

Certain tenants are obligated to pay directly their obligations under their leases for insurance, real estate taxes and certain other expenses. These obligations, which have been assumed by the tenants under the terms of their respective leases, are not reflected in our condensed consolidated financial statements. To the extent any tenant responsible for any such obligations under the applicable lease defaults on such lease or if it is deemed probable that the tenant will fail to pay for such obligations, we would record a liability for such obligations.

The following table presents our operating lease maturity analysis as of March 31, 2019:

Year	Amount
2019	$409,264
2020	504,511
2021	476,943
2022	435,405
2023	390,252
Thereafter	1,286,197
Total	$3,502,572

Right of Use Asset and Lease Liability. For leases where we are the lessee, we are required to record a right of use asset and lease liability for all leases with a term greater than 12 months. As of March 31, 2019, we had one lease that met this criterion where we are the lessee which expires on January 31, 2021. The value of the right of use asset and related liability representing our future obligation under the lease arrangement for which we are the lessee was $3,466 as of March 31, 2019. The right of use asset and related lease liability are included within other assets, net and accounts payable and other liabilities, respectively, within our condensed consolidated balance sheets.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires that entities use a new forward looking “expected loss” model that generally will result in the earlier recognition of allowance for credit losses. The measurement of expected credit losses is based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. ASU No. 2016-13 will be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. We are currently assessing the potential impact the adoption of ASU No. 2016-13 will have in our condensed consolidated financial statements although lease related receivables are governed by the lease standards referred to above and are not subject to ASU No. 2016-13. We currently expect to adopt the standard using the modified retrospective approach.

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)

Note 3.    Weighted Average Common Shares

The following table provides a reconciliation of the weighted average number of common shares used in the calculation of basic and diluted earnings per share (in thousands):

	For the Three Months
	Ended March 31,
	2019	2018
Weighted average common shares for basic earnings per share	48,031	24,760
Effect of dilutive securities: unvested share awards	15	—
Weighted average common shares for diluted earnings per share (1)	48,046	24,760

(1)	For the three months ended March 31, 2018, two unvested common shares were not included in the calculation of diluted earnings per share because to do so would have been antidilutive.

Note 4.   Real Estate Properties

As of March 31, 2019, our wholly owned properties were comprised of 212 buildings with approximately 30,134,000 rentable square feet, with an aggregate undepreciated carrying value of $3,955,529, and we had a noncontrolling ownership interest in three buildings totaling approximately 443,900 rentable square feet through two unconsolidated joint ventures in which we own 50% and 51% interests. We generally lease space at our properties on a gross lease or modified gross lease basis pursuant to fixed term contracts expiring between 2019 and 2039. Our leases generally require us to pay all or some property operating expenses and to provide all or most property management services. During the three months ended March 31, 2019, we entered into 32 leases for 825,475 rentable square feet, for a weighted (by rentable square feet) average lease term of 7.5 years and we made commitments for $28,804 of leasing related costs. As of March 31, 2019, we have estimated unspent leasing related obligations of $63,580.

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

Disposition Activities

On February 8, 2019, we sold a property portfolio consisting of 34 buildings located in Northern Virginia and Maryland with 1,635,868 rentable square feet for $198,500 in aggregate, excluding closing costs. As of December 31, 2018, this property portfolio was included in assets held for sale and we recorded a $447 loss on impairment of real estate during the three months ended March 31, 2019 as a result of this sale.

On March 18, 2019, we sold an office building located in Washington, D.C. with 129,035 rentable square feet for $70,000, excluding closing costs. As of December 31, 2018, this building was included in assets held for sale and we recorded a $22,092 gain on sale of real estate during the three months ended March 31, 2019 as a result of this sale.

The sales of these properties do not represent significant dispositions individually or in the aggregate nor do they represent a strategic shift. The results of operations of these properties are included in continuing operations through the date of sale in our condensed consolidated statements of comprehensive income.

As of March 31, 2019, we had two properties with an aggregate undepreciated carrying value of $35,152 classified as held for sale in our condensed consolidated balance sheet. The operating results of these two properties are included in continuing operations in our condensed consolidated statements of comprehensive income.

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)

The following table summarizes the properties held for sale as of March 31, 2019.

Date of Sale Agreement	Number of Office Buildings	Location	Square Feet	Gross Sale Price (1)
November 2018 (2)	1	Kapolei, HI	416,956	$7,100
April 2019 (3)	1	Buffalo, NY	121,711	17,350
Total	2		538,667	$24,450

(1)	Gross sale price includes purchase price adjustments, if any, and excludes closing costs.

(2)	Comprises of a leasable land parcel acquired from SIR in the SIR Merger (each as defined below). We expect this sale to close in the second quarter of 2019.

(3)
During the three months ended March 31, 2019, we recorded a $2,757 loss on impairment of real estate to reduce the carrying value of this property to its estimated fair value less costs to sell. We expect this sale to close in the second quarter of 2019.

In April 2019, we entered an agreement to sell an office building located in Hanover, PA with 502,300 rentable square feet for $6,000, excluding closing costs. This property did not meet the held for sale criteria as of March 31, 2019. This sale is expected to occur in the third quarter of 2019.

In May 2019, we entered an agreement to sell an office building located in Maynard, MA with 287,037 rentable square feet for $5,000, excluding closing costs. This property did not meet the held for sale criteria as of March 31, 2019. This sale is expected to occur in the second quarter of 2019.

In addition to the properties discussed above, we are currently marketing for sale 30 office buildings, including properties acquired in the merger of Select Income REIT, or SIR, with and into our wholly owned subsidiary that closed on December 31, 2018, or the SIR Merger, comprising approximately 4.4 million square feet as of March 31, 2019. We have determined that these properties were not impaired nor did they meet the held for sale criteria as of March 31, 2019. We cannot be sure we will sell any of our properties that we are marketing for sale or sell them for prices in excess of our carrying values or that we will not recognize impairment losses with respect to these properties. In addition, our pending sales are subject to conditions; accordingly, we cannot be sure that we will complete these sales or that these sales will not be delayed or their terms will not change.

Pro Forma Financial Information

On December 31, 2018, we acquired SIR pursuant to an agreement and plan of merger that we and SIR entered into on September 14, 2018, or the Merger Agreement, as a result of which we acquired 99 buildings with approximately 16.5 million rentable square feet. The aggregate transaction value of the SIR Merger was $2,415,053, excluding closing costs of approximately $27,497 ($14,508 of which was paid by us and $12,989 of which was paid by SIR) and including the repayment or assumption of $1,719,772 of SIR debt.

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

For further information about these transactions, refer to our 2018 Annual Report.

The following table presents our pro forma results of operations for the three months ended March 31, 2018 as if the SIR Merger, the Secondary Sale and the ILPT Distribution had occurred on January 1, 2018. The SIR results of operations included in this pro forma financial information have been adjusted to remove ILPT's results of operations for the three months ended March 31, 2018. The effect of the adjustments to remove ILPT's results of operations was to decrease pro forma rental

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)

income $40,605 for the three months ended March 31, 2018 and to decrease net income $13,312 for the three months ended March 31, 2018 from the amounts that would have otherwise been included in the pro forma results.

This unaudited pro forma financial information is not necessarily indicative of what our actual results of operations would have been for the period presented or for any future period. Differences could result from numerous factors, including future changes in our portfolio of investments, capital structure, property level operating expenses and revenues, including rents expected to be received pursuant to our existing leases or leases we may enter into, changes in interest rates and other reasons. Actual future results are likely to be different from amounts presented in this unaudited pro forma financial information and such differences could be significant.

Three Months Ended March 31, 2018
Rental income	$189,446
Net income	$9,453
Net income per common share	$0.20
During the quarter ended March 31, 2018, we did not recognize any revenue or operating income from the assets acquired and liabilities assumed in the SIR Merger.

Unconsolidated Joint Ventures

    We own noncontrolling interests in two joint ventures that own three buildings. We account for these investments under the equity method of accounting. As of March 31, 2019 and December 31, 2018, our investment in unconsolidated joint ventures consisted of the following:

		OPI Carrying Value of Investment at
Joint Venture	OPI Ownership	March 31, 2019	December 31, 2018	Number of Office Buildings	Location	Square Feet
Prosperity Metro Plaza	51%	$23,498	$23,969	2	Fairfax, VA	328,456
1750 H Street, NW	50%	19,007	19,696	1	Washington, D.C.	115,411
Total		$42,505	$43,665	3		443,867

The following table provides a summary of the mortgage debt of our unconsolidated joint ventures:

Joint Venture	Interest Rate (1)	Maturity Date	Principal Balance at March 31, 2018 (2)
Prosperity Metro Plaza	4.09%	12/1/2029	$50,000
1750 H Street, NW	3.69%	8/1/2024	32,000
Weighted Average / Total	3.93%		$82,000

(1)	Includes the effect of mark to market purchase accounting.

(2)	Reflects the entire balance of the debt secured by the properties and is not adjusted to reflect the interests in the joint venture we do not own. None of the debt is recourse to us.

At March 31, 2019, the aggregate unamortized basis difference of our unconsolidated joint ventures of $8,320 is primarily attributable to the difference between the amount we paid to purchase our interest in these joint ventures, including transaction costs, and the historical carrying value of the net assets of these joint ventures. This difference is being amortized over the remaining useful life of the properties owned by these joint ventures and the resulting amortization expense is included in equity in net losses of investees in our condensed consolidated statements of comprehensive income.

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)

Note 5.   Revenue Recognition

We recognize rental income from operating leases that contain fixed contractual rent changes on a straight line basis over the term of the lease agreements. Certain of our leases provide the tenant the right to terminate before the lease expiration date. In certain circumstances, some leases provide the tenant with the right to terminate if the legislature or other funding authority does not appropriate the funding necessary for the tenant to meet its lease obligations; we have determined the fixed non-cancelable lease term of these leases to be the full term of the lease because we believe the occurrence of early terminations to be remote contingencies based on both our historical experience and our assessments of the likelihood of lease cancellation on a separate lease basis.

We increased rental income to record revenue on a straight line basis by $6,794 and $3,091 for the three months ended March 31, 2019 and 2018, respectively. Rents receivable, excluding properties classified as held for sale, include $40,640 and $34,006 of straight line rent receivables at March 31, 2019 and December 31, 2018, respectively.

Note 6.   Concentration

Tenant Concentration

We define annualized rental income as the annualized contractual base rents from our tenants pursuant to our lease agreements as of the measurement date, plus straight line rent adjustments and estimated recurring expense reimbursements to be paid to us, and excluding lease value amortization. As of March 31, 2019, the U.S. Government, 13 state governments and three other government tenants combined were responsible for approximately 35.9% of our annualized rental income and as of March 31, 2018 the U.S. Government, 13 state governments and four other government tenants combined were responsible for approximately 63.2% of our annualized rental income. The U.S. Government is our largest tenant by annualized rental income and was responsible for approximately 25.8% and 44.0% of our annualized rental income as of March 31, 2019 and 2018, respectively.

Geographic Concentration

At March 31, 2019, our 212 wholly owned buildings were located in 38 states and the District of Columbia. Consolidated properties located in Virginia, California, Texas, the District of Columbia and Maryland were responsible for 15.1%, 11.8%, 11.6%, 9.4% and 7.1% of our annualized rental income as of March 31, 2019, respectively. Consolidated properties located in the metropolitan Washington, D.C. market area were responsible for approximately 23.5% of our annualized rental income as of March 31, 2019.

Note 7.   Indebtedness

Our principal debt obligations at March 31, 2019 were: (1) $80,000 of outstanding borrowings under our $750,000 unsecured revolving credit facility; (2) $235,000 outstanding principal amount under our unsecured term loan; (3) $2,410,000 aggregate outstanding principal amount of senior unsecured notes; and (4) $329,309 aggregate outstanding principal amount of mortgage notes.

Our $750,000 revolving credit facility and our term loan are governed by a credit agreement, or our credit agreement, with a syndicate of institutional lenders that includes a number of features common to all of these credit arrangements. Our credit agreement also includes a feature under which the maximum aggregate borrowing availability may be increased to up to $2,185,000 on a combined basis in certain circumstances.

Our $750,000 revolving credit facility is available for general business purposes, including acquisitions. The maturity date of our revolving credit facility is January 31, 2023 and, subject to the payment of an extension fee and meeting other conditions, we have the option to extend the stated maturity date of our revolving credit facility by two additional six month periods. We can borrow, repay and reborrow funds available under our revolving credit facility until maturity and no principal repayment is due until maturity. We are required to pay interest at a rate of LIBOR plus a premium, which was 110 basis points per annum at March 31, 2019, on borrowings under our revolving credit facility. We also pay a facility fee on the total amount of lending commitments under our revolving credit facility, which was 25 basis points per annum at March 31, 2019. Both the interest rate premium and the facility fee are subject to adjustment based upon changes to our credit ratings. As of March 31,

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)

2019 and December 31, 2018, the annual interest rate payable on borrowings under our revolving credit facility was 3.5% and 3.6%, respectively. The weighted average annual interest rate for borrowings under our revolving credit facility was 3.5% and 2.8% for the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019 and April 30, 2019, we had $80,000 and $65,000, respectively, outstanding under our revolving credit facility, and $670,000 and $685,000, respectively, available for borrowing under our revolving credit facility.

Our remaining $300,000 term loan, which matures on March 31, 2020, is prepayable without penalty at any time. We are required to pay interest at a rate of LIBOR plus a premium, which was 140 basis points per annum at March 31, 2019, on the amount outstanding under this term loan. The interest rate premium is subject to adjustment based upon changes to our credit ratings. As of both March 31, 2019 and December 31, 2018, the annual interest rate for the amount outstanding under this term loan was 3.9%. The weighted average annual interest rate under this term loan was 3.9% and 3.0% for the three months ended March 31, 2019 and 2018, respectively. On March 19, 2019, we repaid $65,000 of the principal balance without penalty using proceeds from the sale of a property leaving a principal balance remaining under this term loan of $235,000.

Our $250,000 term loan, which was scheduled to mature on March 31, 2022 and had a principal balance of $88,000 as of December 31, 2018, was repaid in full on February 11, 2019, without penalty, using proceeds from the sale of a property portfolio. The weighted average annual interest rate under this term loan was 4.3% for the period from January 1, 2019 to February 11, 2019, and 3.4% for the three months ended March 31, 2018.

As a result of the principal payments of our term loans, we recognized a loss on early extinguishment of debt of $414 for the three months ended March 31, 2019 to write off a proportionate amount of unamortized debt issuance costs.

Our credit agreement and senior unsecured notes indentures and their supplements provide for acceleration of payment of all amounts due thereunder upon the occurrence and continuation of certain events of default, such as, in the case of our credit agreement, a change of control of us, which includes The RMR Group LLC, or RMR LLC, ceasing to act as our business and property manager. Our credit agreement and our senior unsecured notes indentures and their supplements also contain covenants, including those that restrict our ability to incur debts, require us to maintain certain financial ratios and, in the case of our credit agreement, restrict our ability to make distributions under certain circumstances. We believe we were in compliance with the terms and conditions of the respective covenants under our credit agreement and senior unsecured notes indentures and their supplements at March 31, 2019.

On March 1, 2019, we repaid at maturity, at par plus accrued interest, a mortgage note secured by one property with an outstanding principal balance of $7,890 using cash on hand.

At March 31, 2019, eleven of our consolidated buildings with an aggregate net book value of $609,048 are encumbered by mortgage notes with an aggregate principal amount of $329,309. Our mortgage notes are non-recourse, subject to certain limited exceptions and do not contain any material financial covenants.

Note 8.   Fair Value of Assets and Liabilities

The table below presents certain of our assets measured at fair value at March 31, 2019, categorized by the level of inputs, as defined in the fair value hierarchy under GAAP, used in the valuation of each asset:

		Fair Value at Reporting Date Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Fair Value Measurements Assets:
Investment in RMR Inc. (1)	$170,808	$170,808	$—	$—
Non-Recurring Fair Value Measurements Assets:
Assets of properties held for sale (2)	$16,848	$—	$16,848	$—

(1)
Our 2,801,061 shares of class A common stock of The RMR Group Inc., or RMR Inc., which are included in other assets in our condensed consolidated balance sheets, are reported at fair value which is based on quoted market prices (Level 1 inputs as defined

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)

in the fair value hierarchy under GAAP). Our historical cost basis for these shares is $111,117 as of March 31, 2019. During the three months ended March 31, 2019 and 2018, we recorded an unrealized gain of $22,128 and $12,931, respectively, to adjust our investment in RMR Inc. to its fair value.

(2)
We estimated the fair value of one building we have agreed to sell located in Buffalo, NY at March 31, 2019 based upon a negotiated sale agreement with a third party less estimated sale costs (Level 2 inputs as defined in the fair value hierarchy under GAAP). See Note 4 for further details.

In addition to the assets described in the table above, our financial instruments include our cash and cash equivalents, restricted cash, rents receivable, a mortgage note receivable, accounts payable, a revolving credit facility, an unsecured term loan, senior unsecured notes, mortgage notes payable, amounts due to related persons, other accrued expenses and security deposits.  At March 31, 2019 and December 31, 2018, the fair values of our financial instruments approximated their carrying values in our condensed consolidated financial statements, due to their short term nature or floating interest rates, except as follows:

	As of March 31, 2019		As of December 31, 2018
Financial Instrument	Carrying Amount (1)	Fair Value	Carrying Amount (1)	Fair Value
Senior unsecured notes, 3.75% interest rate, due in 2019	$349,524	$350,586	$349,239	$348,903
Senior unsecured notes, 3.60% interest rate, due in 2020	399,343	401,040	399,146	399,146
Senior unsecured notes, 4.00% interest rate, due in 2022	296,966	300,845	296,735	295,047
Senior unsecured notes, 4.15% interest rate, due in 2022	297,001	303,428	296,736	296,736
Senior unsecured notes, 4.25% interest rate, due in 2024	338,307	336,137	337,736	337,736
Senior unsecured notes, 4.50% interest rate, due in 2025	378,260	387,404	377,329	377,329
Senior unsecured notes, 5.875% interest rate, due in 2046	300,662	313,100	300,576	274,288
Mortgage notes payable	326,202	328,809	335,241	336,365
Total	$2,686,265	$2,721,349	$2,692,738	$2,665,550

(1)	Includes unamortized debt premiums, discounts and issuance costs.

We estimated the fair value of our senior unsecured notes (except for our senior unsecured notes due in 2046) using an average of the bid and ask price of the notes as of the measurement date (Level 2 inputs as defined in the fair value hierarchy under GAAP). We estimated the fair value of our senior unsecured notes due 2046 based on the closing price on The Nasdaq Stock Market LLC, or Nasdaq, as of the measurement date (Level 1 inputs as defined in the fair value hierarchy under GAAP). We estimated the fair values of our mortgage notes payable by using discounted cash flow analyses and currently prevailing market rates as of the measurement date (Level 3 inputs as defined in the fair value hierarchy under GAAP).  Because Level 3 inputs are unobservable, our estimated fair value may differ materially from the actual fair value.

Note 9.   Shareholders’ Equity

Share Awards

On February 27, 2019, in connection with the election of three of our Trustees we granted each Trustee 3,000 of our common shares, valued at $29.95 per share, the closing price of our common shares on Nasdaq on that day.

Share Purchases

On April 5, 2019, we purchased 1,795 of our common shares valued at $28.96 per share, the closing price of our common shares on Nasdaq on that day, from a former officer of RMR LLC in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of our common shares.

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)

Distributions

On February 21, 2019, we paid a regular quarterly distribution to common shareholders of record on January 28, 2019 of $0.55 per share, or $26,445. On April 18, 2019, we declared a regular quarterly distribution to common shareholders of record on April 29, 2019 of $0.55 per share, or approximately $26,450. We expect to pay this distribution on or about May 16, 2019.

Cumulative Other Comprehensive Income

Cumulative other comprehensive income represents our share of the comprehensive income of Affiliates Insurance Company, an Indiana insurance company, or AIC. See Note 11 for further information regarding this investment.

Note 10. Business and Property Management Agreements with RMR LLC

We have no employees. The personnel and various services we require to operate our business are provided to us by RMR LLC. We have two agreements with RMR LLC to provide management services to us: (1) a business management agreement, which relates to our business generally; and (2) a property management agreement, which relates to our property level operations. Prior to completion of the SIR Merger, SIR had similar business and property management agreements with RMR LLC on substantially similar terms, which agreements were terminated in connection with the merger. See Notes 4 and 11 for further information regarding our relationship, agreements and transactions with SIR and RMR LLC.

Pursuant to our business management agreement, we recognized net business management fees of $5,722 and $7,309 for the three months ended March 31, 2019 and 2018, respectively. Based on our common share total return, as defined in our business management agreement, as of March 31, 2019, no estimated 2019 incentive fees are included in the net business management fees we recognized for the three months ended March 31, 2019. The actual amount of annual incentive fees for 2019, if any, will be based on our common share total return, as defined in our business management agreement, for the three year period ending December 31, 2019, and will be payable in 2020. The net business management fees recognized for the three months ended March 31, 2018 included $2,887 of accrued estimated business management incentive fees as of March 31, 2018. No business management incentive fee was payable for the year ended December 31, 2018. We include business management fees in general and administrative expenses in our condensed consolidated statements of comprehensive income.

Pursuant to our property management agreement, we recognized aggregate net property management and construction supervision fees of $5,449 and $3,349 for the three months ended March 31, 2019 and 2018, respectively. These amounts are included in other operating expenses or have been capitalized, as appropriate, in our condensed consolidated financial statements.
In addition, we paid RMR LLC $2,185 in January 2019 for SIR’s 2018 business management, property management and construction supervision fees that it had accrued, but not paid, as of December 31, 2018. We also paid RMR LLC a business management incentive fee of $25,817, which represented the incentive fee incurred, but not paid, by SIR for the year ended December 31, 2018. We had assumed the obligation to pay these amounts as a result of the SIR Merger.
We are generally responsible for all our operating expenses, including certain expenses incurred or arranged by RMR LLC on our behalf. We are generally not responsible for payment of RMR LLC’s employment, office or administrative expenses incurred to provide management services to us, except for the employment and related expenses of RMR LLC’s employees assigned to work exclusively or partly at our properties, our share of the wages, benefits and other related costs of RMR LLC's centralized accounting personnel, our share of RMR LLC’s costs for providing our internal audit function, or as otherwise agreed. Our property level operating expenses are generally incorporated into the rents charged to our tenants, including certain payroll and related costs incurred by RMR LLC. We reimbursed RMR LLC $6,553 and $4,969 for these expenses and costs for the three months ended March 31, 2019 and 2018, respectively. We included these amounts in other operating expenses and general and administrative expenses, as applicable, in our condensed consolidated statements of comprehensive income.

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)

Note 11.   Related Person Transactions

We have relationships and historical and continuing transactions with SIR (prior to the Merger), RMR LLC, RMR Inc., AIC and others related to them, including other companies to which RMR LLC or its subsidiaries provide management services and some of which have trustees, directors or officers who are also our Trustees or officers.

Our Manager, RMR LLC. We have two agreements with RMR LLC to provide management services to us. See Note 10 for further information regarding our management agreements with RMR LLC.

Leases with RMR LLC. We lease office space to RMR LLC in certain of our properties for RMR LLC's property management offices. Pursuant to our lease agreements with RMR LLC, we recognized rental income from RMR LLC for leased office space of $279 and $218 for the three months ended March 31, 2019 and 2018, respectively.

RMR Inc. RMR LLC is a majority owned subsidiary of RMR Inc. and RMR Inc. is the managing member of RMR LLC. Adam D. Portnoy, one of our Managing Trustees, is the sole trustee, an officer and the controlling shareholder of ABP Trust, which is the controlling shareholder of RMR Inc., a managing director, president and chief executive officer of RMR Inc. and an officer and employee of RMR LLC. David M. Blackman, our other Managing Trustee and our President and Chief Executive Officer, also serves as an executive officer of RMR LLC, and each of our other officers is an officer and employee of RMR LLC. As of March 31, 2019, we owned 2,801,061 shares of class A common stock of RMR Inc. See Note 8 for further information regarding our investment in RMR Inc.
SIR. As described further in Note 4, we completed the SIR Merger effective December 31, 2018. Our Managing Trustees and one of our Independent Trustees previously served as managing trustees and independent trustees, respectively, of SIR, our President and Chief Executive Officer also served as SIR’s president and chief executive officer, Jeffrey C. Leer, our Chief Financial Officer and Treasurer, served as SIR’s chief financial officer and treasurer and each of SIR’s officers was also an officer and employee of RMR LLC. RMR LLC provides management services to us and provided management services to SIR until it ceased to exist. See Note 4 for further information regarding the Merger and our previous investment in SIR.
        AIC. We, ABP Trust and five other companies to which RMR LLC provides management services currently own AIC in equal amounts. We and the other AIC shareholders participate in a combined property insurance program arranged and insured or reinsured in part by AIC.
    As of March 31, 2019 and December 31, 2018, our investment in AIC had a carrying value of $9,221 and $8,751, respectively. These amounts are included in other assets in our condensed consolidated balance sheets. We recognized income of $404 and $44 for the three months ended March 31, 2019 and 2018, respectively, which are presented as equity in net losses of investees in our condensed consolidated statements of comprehensive income. Our other comprehensive loss includes our proportionate part of unrealized gains (losses) on fixed income securities, which are owned by AIC, related to our investment in AIC.
For further information about these and other such relationships and certain other related person transactions, refer to our 2018 Annual Report.

Note 12.   Discontinued Operations

We previously accounted for our investment in SIR under the equity method and had previously reported our investment in SIR as a reportable segment. As a result of the Secondary Sale and the elimination of a reportable segment, our equity method investment in SIR is classified as discontinued operations in our condensed consolidated financial statements. See Note 4 for further information regarding the Secondary Sale. For the three months ended March 31, 2018, we recorded $10,289 of equity in earnings of SIR which is included in income from discontinued operations in our condensed consolidated statement of comprehensive income.

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)

The following presents a summarized income statement of SIR as reported in SIR’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, or the SIR Quarterly Report. References in our condensed consolidated financial statements to the SIR Quarterly Report are included as references to the source of the data only, and the information in the SIR Quarterly Report is not incorporated by reference into our condensed consolidated financial statements.

Three Months Ended
March 31, 2018
Rental income	$99,755
Tenant reimbursements and other income	20,874
Total revenues	120,629

Real estate taxes	11,788
Other operating expenses	15,282
Depreciation and amortization	34,946
General and administrative	13,941
Total expenses	75,957

Dividend income	397
Unrealized gain on equity securities	16,900
Interest income	510
Interest expense	(23,492)
Loss on early extinguishment of debt	(1,192)
Income before income tax expense and equity in earnings of an investee	37,795
Income tax expense	(160)
Equity in earnings of an investee	44
Net income	37,679
Net income allocated to noncontrolling interest	(4,479)
Net income attributed to SIR	$33,200

Weighted average common shares outstanding (basic)	89,382
Weighted average common shares outstanding (diluted)	89,390
Net income attributed to SIR per common share (basic and diluted)	$0.37

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with our condensed consolidated financial statements and accompanying notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our 2018 Annual Report.

OVERVIEW (dollars in thousands, except per share data)

We are a real estate investment trust, or REIT, organized under Maryland law. As of March 31, 2019, our wholly owned properties were comprised of 212 buildings and we had a noncontrolling ownership interest in three buildings totaling 0.4 million rentable square feet through two unconsolidated joint ventures in which we own 50% and 51% interests. As of March 31, 2019, our consolidated properties are located in 38 states and the District of Columbia and contain 30.1 million rentable square feet. As of March 31, 2019, our properties were leased to 408 different tenants, with a weighted average remaining lease term (based on annualized rental income) of approximately 5.9 years. The U.S. Government is our largest tenant by annualized rental income and represents approximately 25.8% of our annualized rental income as of March 31, 2019. The term annualized rental income as used herein is defined as the annualized contractual base rents from our tenants pursuant to our lease agreements as of the measurement date, plus straight line rent adjustments and estimated recurring expense reimbursements to be paid to us, and excluding lease value amortization.

Merger with Select Income REIT
On December 31, 2018, we acquired Select Income REIT, or SIR, pursuant to an agreement and plan of merger, or the Merger Agreement, that we and SIR entered into on September 14, 2018, or the SIR Merger, as a result of which we acquired 99 buildings with approximately 16.5 million rentable square feet.  The aggregate transaction value for the SIR Merger was $2,415,053, excluding closing costs of $27,497 ($14,508 of which was paid by us and $12,989 of which was paid by SIR) and including the repayment or assumption of $1,719,772 of SIR debt.
As a condition of the SIR Merger, on October 9, 2018, we sold all 24,918,421 common shares of SIR we then owned, or the Secondary Sale, in an underwritten public offering at a price of $18.25 per share, raising net proceeds of $435,125 after deducting underwriting discounts and offering expenses.

Consolidated Property Operations

Unless otherwise noted, the data presented in this section exclude three buildings owned by two unconsolidated joint ventures in which we own 51% and 50% interests. See Note 4 to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information regarding our unconsolidated joint ventures.

As of March 31, 2019, 89.6% of our consolidated rentable square feet was leased, compared to 94.4% of our consolidated rentable square feet as of March 31, 2018. Occupancy data for our consolidated properties as of March 31, 2019 and 2018 was as follows (square feet in thousands):

	All Consolidated Properties (1)		Comparable Consolidated Properties (2)
	March 31,		March 31,
	2019	2018	2019	2018
Total buildings (3)	212	166	113	113
Total rentable square feet (3)(4)	30,134	17,332	13,596	13,585
Percent leased (5)	89.6%	94.4%	92.5%	94.8%

(1)	Based on consolidated properties we owned on March 31, 2019 and 2018, respectively.

(2)	Based on consolidated properties we owned on March 31, 2019 and which we owned continuously since January 1, 2018.

(3)	Includes two leasable land parcels.

(4)	Subject to changes when space is remeasured or reconfigured for tenants.

(5)
Percent leased includes (i) space being fitted out for tenant occupancy pursuant to our lease agreements, if any, and (ii) space which is leased, but is not occupied or is being offered for sublease by tenants, if any, as of the measurement date.

The average effective rental rate per square foot for our consolidated properties for the three months ended March 31, 2019 and 2018 are as follows:

	Three Months Ended March 31,
	2019	2018
Average effective rental rate per square foot (1):
All properties (2)	$25.96	$26.77
Comparable properties (3)	$28.37	$28.50

(1)	Average effective rental rate per square foot represents annualized total rental income during the period specified divided by the average rentable square feet leased during the period specified.

(2)	Based on consolidated properties we owned on March 31, 2019 and 2018, respectively.

(3)	Based on consolidated properties we owned on March 31, 2019 and which we owned continuously since January 1, 2018.

During the three months ended March 31, 2019, changes in rentable square feet leased and available for lease at our consolidated properties were as follows (square feet in thousands):

	Three Months Ended March 31, 2019
	Leased	Available for Lease	Total
Beginning of period	29,024	2,876	31,900
Changes resulting from:
Disposition of properties	(1,511)	(254)	(1,765)
Lease expirations	(1,344)	1,344	—
Lease renewals (1)	704	(704)	—
New leases (1)	121	(121)	—
Remeasurements (2)	—	(1)	(1)
End of period	26,994	3,140	30,134

(1)	Based on leases entered during the three months ended March 31, 2019.

(2)	Rentable square feet are subject to changes when space is remeasured or reconfigured for tenants.

Leases at our consolidated properties totaling 1.3 million rentable square feet expired during the three months ended March 31, 2019. During the three months ended March 31, 2019, we entered leases totaling 825,000 rentable square feet, including lease renewals of 704,000 rentable square feet and new leases of 121,000 rentable square feet. The weighted (by rentable square feet) average lease term for new and renewal leases entered during the three months ended March 31, 2019 was 7.5 years.

During the three months ended March 31, 2019, changes in effective rental rates per square foot achieved for new leases and lease renewals at our consolidated properties that commenced during the three months ended March 31, 2019, when compared to prior effective rental rates per square foot in effect for the same space (and excluding space acquired vacant), were as follows (square feet in thousands):

	Three Months Ended March 31, 2019
	Old Effective Rent Per Square Foot (1)	New Effective Rent Per Square Foot (1)	Rentable Square Feet
New leases	$31.61	$31.07	41
Lease renewals	$35.58	$39.67	761
Total leasing activity	$35.37	$39.23	802

(1)
Effective rental rate includes contractual base rents from our tenants pursuant to our lease agreements, plus straight line rent adjustments and estimated expense reimbursements to be paid to us, and excluding lease value amortization.

During the three months ended March 31, 2019, commitments made for expenditures, such as tenant improvements and leasing costs, in connection with leasing space at our consolidated properties were as follows (square feet in thousands):

	Three Months Ended March 31, 2019
	New Leases	Renewals	Total
Rentable square feet leased	121	704	825
Tenant leasing costs and concession commitments (1)	$13,591	$15,213	$28,804
Tenant leasing costs and concession commitments per rentable square foot (1)	$112.00	$21.60	$34.89
Weighted (by square feet) average lease term (years)	8.8	7.3	7.5
Total leasing costs and concession commitments per rentable square foot per year (1)	$12.79	$2.98	$4.67

(1)	Includes commitments made for leasing expenditures and concessions, such as tenant improvements, leasing commissions, tenant reimbursements and free rent.

During the three months ended March 31, 2019 and 2018, amounts capitalized at our consolidated properties for tenant improvements, leasing costs, building improvements and development and redevelopment activities were as follows:

	Three Months Ended March 31,
	2019	2018
Tenant improvements (1)	$4,912	$2,843
Leasing costs (2)	7,325	1,986
Building improvements (3)	4,308	2,707
Development, redevelopment and other activities (4)	226	1,416

(1)	Tenant improvements include capital expenditures used to improve tenants’ space or amounts paid directly to tenants to improve their space.

(2)	Leasing costs include leasing related costs, such as brokerage commissions and other tenant inducements.

(3)	Building improvements generally include expenditures to replace obsolete building components and expenditures that extend the useful life of existing assets.

(4)
Development, redevelopment and other activities generally include (i) capital expenditures that are identified at the time of a property acquisition and incurred within a short time period after acquiring the property, and (ii) capital expenditure projects that reposition a property or result in new sources of revenue.

As of March 31, 2019, we have estimated unspent leasing related obligations of $63,580.

As of March 31, 2019, we had leases at our consolidated properties totaling 2.6 million rentable square feet that were scheduled to expire through March 31, 2020. As of April 30, 2019, tenants with leases totaling 0.6 million rentable square feet that are scheduled to expire through March 31, 2020, have notified us that they do not plan to renew their leases upon expiration and we cannot be sure as to whether other tenants may or may not renew their leases upon expiration. Based upon current market conditions and tenant negotiations for leases scheduled to expire through March 31, 2020, we expect that the rental rates we are likely to achieve on new or renewed leases for space under leases expiring through March 31, 2020 will, in the aggregate and on a weighted (by annualized revenues) average basis, be approximately equivalent to the rates currently being paid, thereby generally resulting in unchanged rent from the same space. We cannot be sure of the rental rates which will result from our ongoing negotiations regarding lease renewals or any new or renewed leases we may enter; also, we may experience material declines in our rental income due to vacancies upon lease expirations or early terminations. Prevailing market conditions and government and other tenants' needs at the time we negotiate and enter leases or lease renewals will generally determine rental rates and demand for leased space at our properties, and market conditions and our other tenants' needs are beyond our control. Whenever we extend, renew or enter into new leases for our properties, we intend to seek rents which are equal to or higher than our historical rents for the same properties; however, our ability to maintain or increase the rents for our current properties will depend in large part upon market conditions, which are beyond our control.

As shown below, approximately 8.3% of our total rented square feet and approximately 10.1% of our total annualized rental income as of March 31, 2019 are from leases scheduled to expire by December 31, 2019. As of March 31, 2019, lease expirations at our consolidated properties by year are as follows (square feet in thousands):

Year (1)	Number of Leases Expiring	Leased Square Feet Expiring (2)	Percent of Total	Cumulative Percent of Total	Annualized Rental Income Expiring	Percent of Total	Cumulative Percent of Total
2019	60	2,241	8.3%	8.3%	$67,458	10.1%	10.1%
2020	73	1,671	6.2%	14.5%	45,018	6.8%	16.9%
2021	67	1,848	6.8%	21.3%	41,668	6.3%	23.2%
2022	80	2,355	8.7%	30.0%	60,645	9.1%	32.3%
2023	66	2,928	10.8%	40.8%	73,063	11.0%	43.3%
2024	56	3,659	13.6%	54.4%	93,224	14.0%	57.3%
2025	33	1,983	7.3%	61.7%	42,649	6.4%	63.7%
2026	29	1,984	7.3%	69.0%	51,223	7.7%	71.4%
2027	29	2,007	7.4%	76.4%	49,545	7.4%	78.8%
2028 and thereafter	45	6,318	23.6%	100.0%	140,770	21.2%	100.0%
Total	538	26,994	100.0%		$665,263	100.0%

Weighted average remaining lease term (in years)		6.1			5.9

(1)
The year of lease expiration is pursuant to current contract terms. Some tenants have the right to vacate their space before the stated expirations of their leases. As of March 31, 2019, tenants occupying approximately 8.4% of our consolidated rentable square feet and responsible for approximately 5.2% of our annualized rental income as of March 31, 2019 currently have exercisable rights to terminate their leases before the stated terms of their leases expire. Also, in 2019, 2020, 2021, 2022, 2023, 2024, 2025, 2026, 2027, 2028 and 2034 early termination rights become exercisable by other tenants who currently occupy an additional approximately 2.0%, 4.9%, 1.4%, 1.8%, 0.2%, 0.9%, 1.8%, 0.8%, 0.3%, 0.8% and 0.1% of our consolidated rentable square feet, respectively, and contribute an additional approximately 2.1%, 6.5%, 1.6%, 1.7%, 0.3%, 1.5%, 3.1%, 1.1%, 0.4%, 1.0% and 0.0% of our annualized rental income, respectively, as of March 31, 2019. In addition, as of March 31, 2019, 21 of our tenants currently have exercisable rights to terminate their leases if the legislature or other funding authority does not appropriate rent amounts in their respective annual budgets. These 21 tenants occupy approximately 6.4% of our consolidated rentable square feet and contribute approximately 7.4% of our annualized rental income as of March 31, 2019.

(2)
Leased square feet is pursuant to leases existing as of March 31, 2019, and includes (i) space being fitted out for tenant occupancy pursuant to our lease agreements, if any, and (ii) space which is leased, but is not occupied or is being offered for sublease by tenants, if any. Square feet measurements are subject to changes when space is remeasured or reconfigured for new tenants.

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

As of March 31, 2019, we derive 23.5% of our annualized rental income from our consolidated properties located in the metropolitan Washington, D.C. market area, which includes Washington, D.C., Northern Virginia and suburban Maryland. A downturn in economic conditions in this area could result in reduced demand from tenants for our properties or reduce the rents that our tenants in this area are willing to pay when our leases expire or terminate and when renewal or new terms are negotiated. Additionally, in recent years there has been a decrease in demand for new leased space by the U.S. Government in the metropolitan Washington, D.C. market area, and that could increase competition for government tenants and adversely affect our ability to retain government tenants when our leases expire.

Our manager, RMR LLC, employs a tenant review process for us. RMR LLC assesses tenants on an individual basis and does not employ a standardized set of credit criteria. In general, depending on facts and circumstances, RMR LLC evaluates the creditworthiness of a tenant based on information concerning the tenant that is provided by the tenant and, in some cases, information that is publicly available or obtained from third party sources. RMR LLC also often uses a third party service to monitor the credit ratings of debt securities of our existing tenants whose debt securities are rated by a nationally recognized credit rating agency. We consider investment grade tenants to include: (a) investment grade rated tenants; (b) tenants with investment grade rated parent entities that guarantee the tenant's lease obligations; and/or (c) tenants with investment grade rated parent entities that do not guarantee the tenant's lease obligations. As of March 31, 2019, tenants contributing 55.2% of annualized rental income were investment grade rated (or their payment obligations were guaranteed by an investment grade rated parent) and tenants contributing an additional 10.5% of annualized rental income were subsidiaries of an investment grade rated parent (although these parent entities are not liable for the payment of rents).

As of March 31, 2019, tenants representing 1% or more of our total annualized rental income were as follows:

	Tenant	Credit Rating	Annualized Rental Income	% of Total Annualized Rental Income
1	U.S. Government	Investment Grade	$171,965	25.8%
2	State of California	Investment Grade	19,006	2.9%
3	Shook, Hardy & Bacon L.L.P.	Not Rated	18,854	2.8%
4	Bank of America Corporation	Investment Grade	16,596	2.5%
5	F5 Networks, Inc.	Not Rated	14,416	2.2%
6	Noble Energy, Inc.	Investment Grade	14,149	2.1%
7	Andeavor	Investment Grade	14,141	2.1%
8	WestRock Co.	Investment Grade	12,807	1.9%
9	CareFirst Inc.	Non Investment Grade	11,355	1.7%
10	Northrop Grumman Corporation	Investment Grade	11,346	1.7%
11	Tyson Foods, Inc.	Investment Grade	10,253	1.5%
12	Technicolor SA	Non Investment Grade	10,034	1.5%
13	Commonwealth of Massachusetts	Investment Grade	9,693	1.5%
14	Micro Focus International plc	Non Investment Grade	8,710	1.3%
15	ARRIS International plc	Non Investment Grade	7,931	1.2%
16	PNC Bank	Investment Grade	6,959	1.1%
17	State of Georgia	Investment Grade	6,776	1.0%
18	ServiceNow, Inc.	Not Rated	6,335	1.0%
	Total		$371,326	55.8%

Disposition Activities

During the three months ended March 31, 2019, we sold 35 buildings with 1.8 million rentable square feet for $268.5 million, in aggregate, excluding closing costs. Since April 1, 2019, we have entered into three separate agreements to sell three buildings with a combined 0.9 million rentable square feet for an aggregate purchase price of $28.4 million.

In addition, we are currently marketing an additional 30 buildings including certain properties acquired in the SIR Merger, containing approximately 4.4 million rentable square feet. We expect to have a substantial number of these dispositions under contract by mid-year 2019. Upon completion of our dispositions, we expect to turn our attention to accretively growing our property portfolio.We cannot be sure we will sell any properties we are marketing for prices in excess of their carrying values or otherwise. In addition, our pending sales are subject to conditions; accordingly, we cannot be sure that we will complete these sales or that these sales will not be delayed or their terms will not change.

For more information about our disposition activities, please see Note 4 to the Notes to condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Financing Activities

In February 2019, we repaid the remaining principal balance outstanding of $88 million on our unsecured term loan due in 2022 without penalty. In March 2019, we repaid $65 million on our unsecured term loan due in 2020 using proceeds from the sale of a property. During the quarter we repaid $95 million on our revolving credit facility using proceeds from the sale of properties.

In March 2019, we repaid at maturity, at par plus accrued interest, a mortgage note secured by one property with an outstanding principal balance of $7.9 million using cash on hand.

Segment Information

We operate in one business segment: ownership of real estate properties.

RESULTS OF OPERATIONS (amounts in thousands, except per share amounts)

Three Months Ended March 31, 2019, Compared to Three Months Ended March 31, 2018

					Acquired Properties		Disposed Properties
					Results (2)		Results (3)
	Comparable Properties Results (1)				Three Months Ended		Three Months Ended		Consolidated Results
	Three Months Ended March 31,				March 31,		March 31,		Three Months Ended March 31,
			$	%							$	%
	2019	2018	Change	Change	2019	2018	2019	2018	2019	2018	Change	Change
Rental income	$87,842	$89,723	$(1,881)	(2.1%)	$81,097	$—	$5,838	$18,994	$174,777	$108,717	$66,060	60.8%
Operating expenses:
Real estate taxes	10,318	10,718	(400)	(3.7%)	7,522	—	552	2,246	18,392	12,964	5,428	41.9%
Utility expenses	6,123	5,960	163	2.7%	2,971	—	287	730	9,381	6,690	2,691	40.2%
Other operating expenses	18,959	18,932	27	0.1%	10,081	—	1,096	3,905	30,136	22,837	7,299	32.0%
Total operating expenses	35,400	35,610	(210)	(0.6%)	20,574	—	1,935	6,881	57,909	42,491	15,418	36.3%
Net operating income (4)	$52,442	$54,113	$(1,671)	(3.1%)	$60,523	$—	$3,903	$12,113	116,868	66,226	50,642	76.5%

Other expenses:
Depreciation and amortization									77,521	44,204	33,317	75.4%
Loss on impairment of real estate									3,204	6,116	(2,912)	(47.6%)
Acquisition and transaction related costs									584	—	584	nm
General and administrative									8,723	9,606	(883)	(9.2%)
Total other expenses									90,032	59,926	30,106	50.2%
Gain on sale of real restate									22,092	—	22,092	nm
Dividend income									980	304	676	222.4%
Unrealized gain on equity securities									22,128	12,931	9,197	71.1%
Interest income									248	116	132	113.8%
Interest expense									(37,133)	(22,766)	(14,367)	63.1%
Loss on early extinguishment of debt									(414)	—	(414)	nm
Income (loss) from continuing operations before income tax expense and equity in net losses of investees									34,737	(3,115)	37,852	nm
Income tax expense									(483)	(32)	(451)	nm
Equity in net losses of investees									(235)	(577)	342	(59.3%)
Income (loss) from continuing operations									34,019	(3,724)	37,743	nm
Income from discontinued operations									—	10,289	(10,289)	(100.0%)
Net income									34,019	6,565	27,454	nm
Preferred units of limited partnership distributions									—	(278)	278	(100.0%)
Net income available for common shareholders									$34,019	$6,287	$27,732	nm

Weighted average common shares outstanding (basic)									48,031	24,760	23,271	94.0%
Weighted average common shares outstanding (diluted)									48,046	24,760	23,286	94.0%

Per common share amounts (basic and diluted):
Income (loss) from continuing operations									$0.71	$(0.16)	$0.87	(543.8%)
Income from discontinued operations									$—	$0.42	$(0.42)	(100.0%)
Net income available for common shareholders									$0.71	$0.25	$0.46	184.0%

(1)	Comparable properties consist of 113 buildings we owned on March 31, 2019 and which we owned continuously since January 1, 2018.

(2)
Acquired properties consist of 99 buildings we acquired since January 1, 2018 and which we owned as of March 31, 2019. On December 31, 2018, we acquired these buildings in connection with the SIR Merger.

(3)	Disposed properties consist of 34 buildings which we sold in February 2019, one building which we sold in March 2019 and 19 buildings we sold during 2018.

(4)	Our definition of Consolidated Property NOI and our reconciliation of net income to Consolidated Property NOI are included below under the heading “Non-GAAP Financial Measures."

We refer to the 113 buildings we owned on March 31, 2019 and which we have owned continuously since January 1, 2018 as comparable properties. We refer to the 99 buildings we acquired during the period from January 1, 2018 to March 31, 2019 as the acquired properties. We refer to the 54 buildings we sold during the period from January 1, 2018 to March 31, 2019 as the disposed properties.

Our condensed consolidated statements of comprehensive income for the three months ended March 31, 2019 include the operating results of the acquired properties for the entire period, as we acquired those properties on December 31, 2018 in connection with the SIR Merger and include the operating results of the disposed properties for less than the entire period, as we sold those properties during the 2019 period. Our condensed consolidated statements of comprehensive income for the three months ended March 31, 2018 exclude the operating results of the acquired properties for the entire period, as we acquired those properties after March 31, 2018 and include the operating results of 53 of the disposed properties for the entire period as we sold those properties after March 31, 2018 and the operating results of one disposed property for less than the entire period as we sold this property during the three months ended March 31, 2018.

References to changes in the income and expense categories below relate to the comparison of consolidated results for the three month period ended March 31, 2019, compared to the three month period ended March 31, 2018.

Rental income. The increase in rental income reflects an increase in rental income associated with the acquired properties, partially offset by a decrease in rental income from the comparable properties and the disposed properties. Rental income for comparable properties declined $1,881 primarily due to reductions in occupied space at certain of our properties in the 2019 period. Rental income increased $81,097 as a result of the acquired properties. Rental income declined $13,156 as a result of the disposed properties. Rental income includes non-cash straight line rent adjustments totaling $6,794 in the 2019 period and $3,091 in the 2018 period, and amortization of acquired leases and assumed lease obligations totaling $1,147 in the 2019 period and $835 in the 2018 period.

Real estate taxes. The increase in real estate taxes reflects an increase in real estate taxes associated with the acquired properties, partially offset by a decrease in real estate taxes for the comparable properties and the disposed properties. Real estate taxes for comparable properties declined $400 due primarily to the effect of a lower real estate tax valuation assessment at one property. Real estate taxes increased $7,522 as a result of the acquired properties. Real estate taxes declined $1,694 as a result of the disposed properties.

Utility expenses. The increase in utility expenses reflects an increase in utility expenses associated with the acquired properties and for the comparable properties, partially offset by a decrease in utility expenses for the disposed properties. Utility expenses at comparable properties increased $163 primarily due to an increase in electricity and gas usage and rates at certain of our properties during the 2019 period. Utility expenses increased $2,971 as a result of the acquired properties. Utility expenses declined $443 as a result of the disposed properties.

Other operating expenses. Other operating expenses consist of salaries and benefit costs of property level personnel, repairs and maintenance expense, cleaning expense, other direct costs of operating our properties and property management fees. The increase in other operating expenses reflects an increase in other operating expenses associated with the acquired properties, partially offset by a decrease in other operating expenses at the disposed properties. Other operating expenses increased $10,081 as a result of the acquired properties, which were partially offset by the impact of a $2,809 decrease in other operating expenses as a result of the disposed properties.

Depreciation and amortization. The increase in depreciation and amortization reflects the effect of the acquired properties and the effect of improvements made to certain of our comparable properties, partially offset by the effect of certain assets becoming fully depreciated and property dispositions. Depreciation and amortization increased $45,507 as a result of the acquired properties. Depreciation and amortization at comparable properties decreased $2,116 due primarily to certain leasing related assets becoming fully depreciated after January 1, 2018, partially offset by depreciation and amortization of improvements made to certain of our properties after January 1, 2018. Depreciation and amortization declined $10,074 as a result of the disposed properties.

Loss on impairment of real estate. We recorded a $2,757 loss on impairment of real estate in the 2019 period to reduce the carrying value of one building to its estimated fair value less costs to sell and recorded a $447 loss on impairment of real estate in the 2019 period related to the sale of a property portfolio comprised of 34 buildings. We recorded a $6,116 loss on impairment of real estate in the 2018 period to reduce the carrying value of three buildings to their estimated fair value less costs to sell.

Acquisition and transaction related costs. Acquisition and transaction related costs in the 2019 period consists of certain post SIR Merger activity costs incurred in connection with the SIR Merger and other related transactions. For further information regarding the SIR Merger and other related transactions, see Note 4 to the Notes to condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

General and administrative. General and administrative expenses consist of fees pursuant to our business management agreement, equity compensation expense, legal and accounting fees, Trustees’ fees and expenses, securities listing and transfer agency fees and other costs relating to our status as a publicly traded company. The decrease in general and administrative expenses in the 2019 period primarily reflects a reduction in the business management incentive fee and legal fees in the 2019 period as compared to the 2018 period, partially offset by increases in business management fees as a result of the SIR Merger and equity compensation expense.

Gain on sale of real estate. We recorded a $22,092 gain on sale of real estate in 2019 resulting from the sale of one building in the 2019 period.

Dividend income. Dividend income consists of dividends received from our investment in RMR Inc. The increase in dividend income in the 2019 period is a result of the additional RMR Inc. shares we acquired as result of the SIR Merger and a higher dividend rate paid by RMR Inc.

Unrealized gain on equity securities. Unrealized gain on equity securities represents the unrealized gain to adjust our investment in RMR Inc. to its fair value.

Interest income. The increase in interest income is primarily the result of higher cash balances in the 2019 period compared to the 2018 period.

Interest expense. The increase in interest expense reflects higher average outstanding debt balances primarily as a result of the debt assumed in conjunction with the SIR Merger and higher weighted average interest rates on borrowings during the 2019 period compared to the 2018 period.

Loss on early extinguishment of debt. We recorded a loss on early extinguishment of debt of $414 in the 2019 period from the write-off of debt issuance costs associated with the repayment of certain of our unsecured term loans.

Income tax expense. Income tax expense increased as a result of the acquired properties, reflecting higher operating income in certain jurisdictions in the 2019 period that is subject to state income taxes.

Equity in net losses of investees. Equity in net losses of investees represents our proportionate share of earnings and losses from our investments in AIC and two unconsolidated joint ventures.

Preferred units of limited partnership distributions. Preferred units of limited partnership distributions in the 2018 period represent distributions to the holders of the previously outstanding 5.5% Series A Cumulative Preferred Units of one of our subsidiaries.

Income from discontinued operations. Income from discontinued operations in the 2018 period consists of our proportionate share of earnings from our previous investment in SIR. See Note 12 to the Notes to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, for further information about our equity method investment in SIR.

Net income and net income available for common shareholders. Our net income, net income available for common shareholders and net income available for common shareholders per basic and diluted common share increased in the 2019 period compared to the 2018 period primarily as a result of the changes noted above.

Non-GAAP Financial Measures

We present certain "non-GAAP financial measures" within the meaning of applicable Securities and Exchange Commission, or SEC, rules, including the calculations below of Consolidated Property net operating income, or NOI, as well as funds from operations, or FFO, available to common shareholders, normalized funds from operations, or Normalized FFO, available to common shareholders, for the three months ended March 31, 2019 and 2018. These measures do not represent cash generated by operating activities in accordance with GAAP and should not be considered alternatives to income (loss) from continuing operations, net income or net income available to common shareholders as indicators of our operating performance or as measures of our liquidity. These measures should be considered in conjunction with income (loss) from continuing operations, net income and net income available to common shareholders as presented in our condensed consolidated statements of comprehensive income. We consider these non-GAAP measures to be appropriate supplemental measures of operating performance for a REIT, along with income (loss) from continuing operations, net income and net income available for common shareholders. We believe these measures provide useful information to investors because by excluding the effects of certain historical amounts, such as depreciation and amortization expense, they may facilitate a comparison of our operating performance between periods and with other REITs and, in the case of Consolidated Property NOI, reflecting only those income and expense items that are generated and incurred at the property level may help both investors and management to understand the operations of our properties.

Consolidated Property Net Operating Income

The calculation of Consolidated Property NOI excludes certain components of net income available for common shareholders in order to provide results that are more closely related to our consolidated property level results of operations. We calculate Consolidated Property NOI as shown below. We define Consolidated Property NOI as consolidated income from our rental of real estate less our consolidated property operating expenses. Consolidated Property NOI excludes amortization of capitalized tenant improvement costs and leasing commissions that we record as depreciation and amortization expense. We use Consolidated Property NOI to evaluate individual and company-wide property level performance. Other real estate companies and REITs may calculate Consolidated Property NOI differently than we do.

The following table presents the reconciliation of net income available to common shareholders to Consolidated Property NOI for the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31,
	2019	2018
Reconciliation of Net Income Available for Common Shareholders to Consolidated Property NOI:
Net income available for common shareholders	$34,019	$6,287
Preferred units of limited partnership distributions	—	278
Net income	34,019	6,565
Income from discontinued operations	—	(10,289)
Income (loss) from continuing operations	34,019	(3,724)
Equity in net losses of investees	235	577
Income tax expense	483	32
Loss on early extinguishment of debt	414	—
Interest expense	37,133	22,766
Interest income	(248)	(116)
Unrealized gain on equity securities	(22,128)	(12,931)
Dividend income	(980)	(304)
Gain on sale of real estate	(22,092)	—
General and administrative	8,723	9,606
Acquisition and transaction related costs	584	—
Loss on impairment of real estate	3,204	6,116
Depreciation and amortization	77,521	44,204
Consolidated Property NOI	$116,868	$66,226

Funds From Operations and Normalized Funds From Operations Available to Common Shareholders

We calculate FFO available for common shareholders and Normalized FFO available for common shareholders as shown below. FFO available for common shareholders is calculated on the basis defined by The National Association of Real Estate Investment Trusts, which is net income available for common shareholders, calculated in accordance with GAAP, plus real estate depreciation and amortization of consolidated properties and our proportionate share of the real estate depreciation and amortization of unconsolidated joint venture properties, and the difference between FFO attributable to an equity investment and equity in earnings of SIR included in discontinued operations, but excluding impairment charges on and increases in the carrying value of real estate assets, any gain or loss on sale of real estate, as well as certain other adjustments currently not applicable to us. In calculating Normalized FFO available for common shareholders, we adjust for the items shown below and include business management incentive fees, if any, only in the fourth quarter versus the quarter when they are recognized as an expense in accordance with GAAP due to their quarterly volatility not necessarily being indicative of our core operating performance and the uncertainty as to whether any such business management incentive fees will be payable when all contingencies for determining such fees are known at the end of the calendar year. FFO available for common shareholders and Normalized FFO available for common shareholders are among the factors considered by our Board of Trustees when determining the amount of distributions to our shareholders. Other factors include, but are not limited to, requirements to maintain our qualification for taxation as a REIT, limitations in our credit agreement and public debt covenants, the availability to us of debt and equity capital, our expectation of our future capital requirements and operating performance and our expected needs for and availability of cash to pay our obligations. Other real estate companies and REITs may calculate FFO available for common shareholders and Normalized FFO available for common shareholders differently than we do.

The following table presents the reconciliation of net income available to common shareholders to FFO available for common shareholders and Normalized FFO available for common shareholders for the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31,
	2019	2018
Net income available for common shareholders	$34,019	$6,287
Add (less): Depreciation and amortization:
Consolidated properties	77,521	44,204
Unconsolidated joint venture properties	1,751	2,185
FFO attributable to Select Income REIT	—	18,488
Loss on impairment of real estate	3,204	6,116
Equity in earnings from Select Income REIT included in discontinued operations	—	(10,289)
Gain on sale of real estate	(22,092)	—
Unrealized gain on equity securities	(22,128)	(12,931)
FFO available for common shareholders	72,275	54,060
Add (less): Acquisition and transaction related costs	584	—
Loss on early extinguishment of debt	414	—
Normalized FFO attributable to Select Income REIT	—	15,606
FFO attributable to Select Income REIT	—	(18,488)
Estimated business management incentive fees	—	2,887
Normalized FFO available for common shareholders	$73,273	$54,065

FFO per common share available for common shareholders (basic and diluted)	$1.50	$2.18
Normalized FFO per common share available for common shareholders (basic and diluted)	$1.53	$2.18

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

As of December 31, 2018, including certain assets acquired from SIR in the SIR Merger, we had identified approximately $700,000 of assets to be sold by us. As of May 2, 2019, we entered agreements to sell three buildings for $28,350 and the remaining 30 buildings that comprise approximately $671,650 of assets are actively being marketed for sale. Alternatively, in lieu of selling certain of those properties, or in addition to those sales, we may sell some or all of the approximately 2.8 million shares of class A common stock of RMR Inc. that we own. Our future cash flows from operating activities will depend primarily upon:

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

Following the SIR Merger, we announced a regular quarterly distribution of $0.55 per common share ($2.20 per common share per year), based on a target payout ratio of 75% of projected cash available for distribution. We determine our distribution payout ratio with consideration for our expected capital expenditures as well as cash flows from operations and debt obligations.

Our future purchases of properties cannot be accurately projected because such purchases depend upon purchase opportunities which come to our attention and our ability to successfully complete the acquisitions. We generally do not intend to purchase “turn around” properties, or properties which do not generate positive cash flows.
Our changes in cash flows for the three months ended March 31, 2019 compared to the same period in 2018 were as follows: (i) cash flows provided by operating activities decreased from $35,267 in the 2018 period to $18,742 in the 2019 period; (ii) cash flows provided by investing activities increased from $11,019 in the 2018 period to $250,331 in the 2019 period; and (iii) cash flows used in financing activities increased from $43,820 in the 2018 period to $283,399 in the 2019 period.

The decrease in cash provided by operating activities for the 2018 as compared to the 2019 period for operating activities was a result of unfavorable changes in working capital in the 2019 period as we paid outstanding liabilities, including $25,817 of the SIR business management incentive fee assumed as a result of the SIR Merger, partially offset by an increase in consolidated property NOI due primarily to the SIR Merger. The increase in cash provided by investing activities in the 2019 period as compared to the 2018 period is primarily due to our receipt of cash proceeds from the sale of 35 buildings in the 2019 period. The increase in cash used in financing activities in the 2019 period as compared to the 2018 period is primarily due to an increase in net debt repayments using the proceeds from property sales in the 2019 period.

Our Investment and Financing Liquidity and Resources (dollar amounts in thousands, except per share and per square foot amounts)

In order to fund acquisitions and to meet cash needs that may result from our desire or need to make distributions or pay operating or capital expenses, we maintain a $750,000 revolving credit facility. The maturity date of our revolving credit facility is January 31, 2023 and, subject to our payment of an extension fee and meeting certain other conditions, we have the option to extend the stated maturity date of our revolving credit facility by two additional six month periods. We are required to pay interest at a rate of LIBOR plus a premium, which was 110 basis points per annum at March 31, 2019, on the amount outstanding under our revolving credit facility. We also pay a facility fee on the total amount of lending commitments under our revolving credit facility, which was 25 basis points per annum at March 31, 2019. Both the interest rate premium and the facility fee are subject to adjustment based upon changes to our credit ratings. We can borrow, repay and reborrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity. As of March 31,

2019, the annual interest rate payable on borrowings under our revolving credit facility was 3.5%. As of March 31, 2019 and April 30, 2019, we had $80,000 and $65,000, respectively, outstanding under our revolving credit facility, and $670,000 and $685,000, respectively, available for borrowing under our revolving credit facility.

Our revolving credit facility is governed by our credit agreement, which is with a syndicate of institutional lenders, and which also governs our remaining unsecured term loan and governed our former unsecured term loan:

•
Our remaining term loan, which matures on March 31, 2020, is prepayable without penalty at any time. We are required to pay interest at a rate of LIBOR plus a premium, which was 140 basis points per annum at March 31, 2019, on the amount outstanding under this term loan.  The interest rate premium is subject to adjustment based upon changes to our credit ratings. As of March 31, 2019, the annual interest rate for the amount outstanding under this term loan was 3.9%. On March 19, 2019, we repaid $65,000 of the principal balance without penalty using proceeds from the sale of an office building located in Washington, D.C., leaving a principal balance remaining under this term loan of $235,000.

•	Our other term loan, which was scheduled to mature on March 31, 2022, was repaid in full on February 11, 2019 using proceeds from the sale of a property portfolio in Northern Virginia and Maryland.

Our credit agreement also includes a feature under which the maximum borrowing availability may be increased to up to $2,185,000 on a combined basis in certain circumstances.

Our credit agreement provides that, with certain exceptions, a subsidiary of ours is required to guaranty our obligations under the revolving credit facility and term loans only if that subsidiary has separately incurred debt (other than nonrecourse debt), within the meaning specified in our credit agreement, or provided a guarantee of debt incurred by us or any of our other subsidiaries.

As of March 31, 2019, our debt maturities (other than our revolving credit facility), consisting of senior unsecured notes, term loan and mortgage notes, are as follows:

Year	Debt Maturities
2019	$353,100
2020	710,707
2021	14,420
2022	625,518
2023 and thereafter	1,350,564
Total	$3,054,309

None of our unsecured debt obligations require sinking fund payments prior to their maturity dates. Our $329,309 in mortgage debts generally require monthly payments of principal and interest through maturity.
In addition to our debt obligations, as of March 31, 2019, we have estimated unspent leasing related obligations of $63,580.

We currently expect to use cash balances, borrowings under our revolving credit facility, net proceeds from property sales, assumptions of mortgage debt, net proceeds from offerings of equity or debt securities and net proceeds from the sale of RMR Inc. common stock that we own to fund our future operations, capital expenditures, distributions to our shareholders and property acquisitions. When significant amounts are outstanding under our revolving credit facility or the maturities of our indebtedness approach, we expect to explore refinancing alternatives. Such alternatives may include incurring additional term debt, issuing equity or debt securities, extending the maturity date of our revolving credit facility and entering into a new revolving credit facility. We may assume additional mortgage debt in connection with our acquisitions or elect to place new mortgages on properties we own as a source of financing. We may also seek to participate in additional joint venture or other arrangements that may provide us with additional sources of financing. Although we cannot be sure that we will be successful in consummating any particular type of financing, we believe that we will have access to financing, such as debt and equity offerings, to fund future acquisitions and capital expenditures and to pay our obligations. We currently have an effective shelf registration statement that allows us to issue public securities on an expedited basis, but it does not assure that there will be buyers for such securities.

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

In September 2018, following our announcement that we had entered into the Merger Agreement, Standard & Poor's Ratings Services, or S&P, affirmed our credit ratings and revised its outlook on our debt to stable and Moody's Investor Service, or Moody's, affirmed our credit ratings and maintained its negative outlook on our debt. A negative credit rating outlook may imply that our credit ratings may be downgraded unless we are successful in improving the perceived credit quality of our financial profile.

On February 21, 2019, we paid a regular quarterly distribution to common shareholders of record on January 28, 2019, of $0.55 per share, or $26,445. On April 18, 2019, we declared a regular quarterly distribution payable to common shareholders of record on April 29, 2019 of $0.55 per share, or approximately $26,450. We expect to pay this distribution on or about May 16, 2019 using cash on hand and borrowings under our revolving credit facility.

Off Balance Sheet Arrangements (dollars in thousands)

We own 50% and 51% interests in two unconsolidated joint ventures which own three buildings. The properties owned by these joint ventures are encumbered by an aggregate $82,000 principal amount of mortgage indebtedness. We do not control the activities that are most significant to these joint ventures and, as a result, we account for our investment in these joint ventures under the equity method of accounting. See Note 4 to the Notes to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on the financial condition and results of operations of these joint ventures. Other than these joint ventures, as of March 31, 2019, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Debt Covenants (dollars in thousands)

Our principal debt obligations at March 31, 2019 consisted of borrowings under our $750,000 revolving credit facility and our remaining term loan with a principal amount outstanding of $235,000, an aggregate outstanding principal amount of $2,410,000 of public issuances of senior unsecured notes and mortgage notes with an aggregate outstanding principal balance of $329,309 that were assumed in connection with certain of our acquisitions. Also, three buildings owned by two joint ventures in which we own 50% and 51% interests secure two additional mortgage notes. Our publicly issued senior unsecured notes are governed by indentures and their supplements. Our credit agreement and our senior unsecured notes indentures and their supplements provide for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, such as, in the case of our credit agreement, a change of control of us, which includes RMR LLC ceasing to act as our business and property manager. Our credit agreement and our senior unsecured notes indentures and their supplements also contain a number of covenants which generally restrict our ability to incur debts, including debts secured by mortgages on our properties, in excess of calculated amounts, require us to maintain various financial ratios, and, in the case of our credit agreement, restrict our ability to make distributions to our shareholders in certain circumstances. Our mortgage notes are non-recourse, subject to certain limited exceptions, and do not contain any material financial covenants. As of March 31, 2019, we believe we were in compliance with the terms and conditions of our respective covenants under our credit agreement and senior unsecured notes indentures and their supplements.
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

Related Person Transactions

We have relationships and historical and continuing transactions with RMR LLC, RMR Inc. and others related to them. For example: we have no employees and the personnel and various services we require to operate our business are provided to us by RMR LLC pursuant to our business and property management agreements with RMR LLC; RMR Inc. is the managing member of RMR LLC; Adam Portnoy, one of our Managing Trustees, is the sole trustee, an officer and the controlling shareholder of ABP Trust, which is the controlling shareholder of RMR Inc., a managing director, the president and chief executive officer of RMR Inc. and an officer and employee of RMR LLC; David Blackman, our other Managing Trustee and our President and Chief Executive Officer, also serves as an executive officer of RMR LLC, and each of our other officers is also an officer and employee of RMR LLC; and we own shares of class A common stock of RMR Inc. We have relationships and historical and continuing transactions with other companies to which RMR LLC or its subsidiaries provide management services and some of which have trustees, directors or officers who are also trustees, directors or officers of us, RMR LLC or RMR Inc. For example, on December 31, 2018, SIR, then a REIT managed by RMR LLC, merged with and into our wholly owned subsidiary pursuant to the Merger Agreement. At the time we entered into the Merger Agreement, we owned 24,918,421 common shares of SIR, all of which shares we sold on October 9, 2018 pursuant to the Secondary Sale. These transactions are further described in Note 1 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of our 2018 Annual Report. In addition, we, ABP Trust and five other companies to which RMR LLC provides management services each own 14.3% of AIC, which arranges and insures or reinsures in part a combined property insurance program for us and its six other shareholders.

For further information about these and other such relationships and related person transactions, see Notes 10 and 11 to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, our 2018 Annual Report, our definitive Proxy Statement for our 2019 Annual Meeting of Shareholders and our other filings with the SEC. In addition, see the section captioned “Risk Factors” of our 2018 Annual Report for a description of risks that may arise as a result of these and other related person transactions and relationships. Our filings with the SEC and copies of certain of our agreements with these related persons, including our business and property management agreements with RMR LLC, the Merger Agreement, and our shareholders agreement with AIC and its six other shareholders, are available as exhibits to our public filings with the SEC and accessible at the SEC’s website, www.sec.gov. We may engage in additional transactions with related persons, including businesses to which RMR LLC or its subsidiaries provide management services.

Item 3. Quantitative and Qualitative Disclosures About Market Risk (dollar amounts in thousands, except per share data)

We are exposed to risks associated with market changes in interest rates. We manage our exposure to this market risk by monitoring available financing alternatives. Our strategy to manage exposure to changes in interest rates has not materially changed since December 31, 2018. Other than as described below, we do not currently foresee any significant changes in our exposure to fluctuations in interest rates or in how we manage this exposure in the near future.

Fixed Rate Debt

At March 31, 2019, our outstanding fixed rate debt consisted of the following:

Debt	Principal Balance (1)	Annual Interest Rate (1)	Annual Interest Expense (1)	Maturity	Interest Payments Due
Senior unsecured notes	$350,000	3.750%	$13,125	2019	Semi-annually
Senior unsecured notes	400,000	3.600%	14,400	2020	Semi-annually
Senior unsecured notes	300,000	4.150%	12,450	2022	Semi-annually
Senior unsecured notes	300,000	4.000%	12,000	2022	Semi-annually
Senior unsecured notes	350,000	4.250%	14,875	2024	Semi-annually
Senior unsecured notes	400,000	4.500%	18,000	2025	Semi-annually
Senior unsecured notes	310,000	5.875%	18,213	2046	Quarterly
Mortgage note (one building in Washington, D.C.)	33,504	5.720%	1,916	2020	Monthly
Mortgage note (one building in Philadelphia, PA)	40,591	4.114%	1,670	2020	Monthly
Mortgage note (one building in Lakewood, CO)	2,614	8.150%	213	2021	Monthly
Mortgage note (one building in Fairfax, VA)	13,368	5.877%	786	2021	Monthly
Mortgage note (one building in Washington, D.C.)	27,041	4.220%	1,141	2022	Monthly
Mortgage note (three buildings in Seattle, WA)	71,000	3.550%	2,521	2023	Monthly
Mortgage note (one building in Chicago, IL)	50,000	3.700%	1,850	2023	Monthly
Mortgage note (one building in Washington, D.C.)	24,411	4.800%	1,172	2023	Monthly
Mortgage note (one building in Washington, D.C.)	66,780	4.050%	2,705	2030	Monthly
Total	$2,739,309		$117,037

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

Our senior unsecured notes require semi-annual or quarterly interest payments through maturity. Our mortgages generally require principal and interest payments through maturity pursuant to amortization schedules. Because these debts require interest to be paid at a fixed rate, changes in market interest rates during the term of these debts will not affect our interest obligations. If these debts were refinanced at interest rates which are one percentage point higher or lower than shown above, our annual interest cost would increase or decrease by approximately $27,393.

Changes in market interest rates also would affect the fair value of our fixed rate debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt. Based on the balances outstanding at March 31, 2019, and discounted cash flow analyses through the respective maturity dates, and assuming no other changes in factors that may affect the fair value of our fixed rate debt obligations, a hypothetical immediate one percentage point increase in interest rates would change the fair value of those obligations by approximately $65,340.

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

At March 31, 2019, we owned 51% and 50% interests in two joint venture arrangements which owned three buildings that are secured by fixed rate debt consisting of the following mortgage notes:

Debt	Our JV Ownership Interest	Principal Balance (1)(2)	Annual Interest Rate (1)	Annual Interest Expense (1)	Maturity	Interest Payments Due
Mortgage note (two buildings) in Fairfax, VA	51%	$50,000	4.09%	$2,045	2029	Monthly
Mortgage note (one building) in Washington, DC	50%	32,000	3.69%	1,181	2024	Monthly
Total		$82,000		$3,226

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

Floating Rate Debt

At March 31, 2019, our floating rate debt consisted of $80,000 of borrowings under our $750,000 revolving credit facility and $235,000 outstanding on our remaining term loan. Our revolving credit facility matures on January 31, 2023 and, subject to the payment of an extension fee and meeting certain other conditions, we have the option to extend the stated maturity by two six month periods. No principal repayments are required under our revolving credit facility or our term loans prior to maturity, and we can borrow, repay and reborrow funds available under our revolving credit facility, subject to conditions, at any time without penalty. Our remaining term loan with an outstanding balance of $235,000 as of March 31, 2019 matures on March 31, 2020. Our other term loan was scheduled to mature on March 31, 2022. We repaid the remaining outstanding balance of $88,000 of this term loan in February 2019. Amounts outstanding under our term loans may be repaid without penalty at any time, but after they are repaid amounts may not be redrawn.

Borrowings under our $750,000 revolving credit facility and term loan are in U.S. dollars and require interest to be paid at a rate of LIBOR plus premiums that are subject to adjustment based upon changes to our credit ratings. Accordingly, we are vulnerable to changes in U.S. dollar based short term rates, specifically LIBOR. In addition, upon renewal or refinancing of our revolving credit facility or term loan, we are vulnerable to increases in interest rate premiums due to market conditions or our perceived credit characteristics. Generally, a change in interest rates would not affect the value of our floating rate debt but would affect our operating results.

The following table presents the impact a one percentage point increase in interest rates would have on our annual floating rate interest expense as of March 31, 2019:

	Impact of Changes in Interest Rates
	Annual Interest Rate (1)	Outstanding Debt	Total Interest Expense Per Year	Annual Earnings Per Share Impact (2)
At March 31, 2019	3.8%	$315,000	$11,970	$0.25
One percentage point increase	4.8%	$315,000	$15,120	$0.31

(1)	Weighted based on the respective interest rates and outstanding borrowings under our revolving credit facility and our term loans as of March 31, 2019.

(2)	Based on the weighted average shares outstanding (diluted) for the three months ended March 31, 2019.

The following table presents the impact a one percentage point increase in interest rates would have on our annual floating rate interest expense as of March 31, 2019 if we were fully drawn on our revolving credit facility and our term loan remained outstanding:

	Impact of an Increase in Interest Rates
	Annual Interest Rate (1)	Outstanding Debt	Total Interest Expense Per Year	Annual Earnings Per Share Impact (2)
At March 31, 2019	3.6%	$985,000	$35,460	$0.74
One percentage point increase	4.6%	$985,000	$45,310	$0.94

(1)	Weighted based on the respective interest rates and outstanding borrowings under our revolving credit facility (assuming fully drawn) and our term loan as of March 31, 2019.

(2)	Based on the weighted average shares outstanding (diluted) for the three months ended March 31, 2019.

The foregoing tables show the impact of an immediate increase in floating interest rates as of March 31, 2019.  If interest rates were to increase gradually over time, the impact would be spread over time. Our exposure to fluctuations in floating interest rates will increase or decrease in the future with increases or decreases in the outstanding amount under our revolving credit facility, our term loans or our other floating rate debt, if any. Although we have no present plans to do so, we may in the future enter into hedge arrangements from time to time to mitigate our exposure to changes in interest rates.

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

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Warning Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q contains statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other securities laws. Also, whenever we use words such as “believe”, “expect”, “anticipate”, “intend”, “plan”, “estimate”, “will”, “may” and negatives or derivatives of these or similar expressions, we are making forward-looking statements. These forward-looking statements are based upon our present intent, beliefs or expectations, but forward-looking statements are not guaranteed to occur and may not occur. Forward-looking statements in this Quarterly Report on Form 10-Q relate to various aspects of our business, including:

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

•	Our expectations regarding demand for leased space,

•	Our ability to raise debt or equity capital,

•	Our ability to pay interest on and principal of our debt,

•	Our ability to appropriately balance our use of debt and equity capital,

•	Our credit ratings,

•	Our expectation that our shareholders will benefit from the SIR Merger,

•	Our expectation that we benefit from our ownership interest in and other relationships with RMR Inc.,

•	Our expectation that we benefit from our ownership interest in and other relationships with AIC and from our participation in insurance programs arranged by AIC,

•	The credit qualities of our tenants,

•	Our qualification for taxation as a REIT,

•	Changes in federal or state tax laws, and

•	Other matters.
Our actual results may differ materially from those contained in or implied by our forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors, some of which are beyond our control. Risks, uncertainties and other factors that could have a material adverse effect on our forward-looking statements and upon our business, results of operations, financial condition, FFO available for common shareholders, Normalized FFO available for common shareholders, Consolidated Property NOI, cash flows, liquidity and prospects include, but are not limited to:

•	The impact of conditions in the economy and the capital markets on us and our tenants,

•	The impact of a U.S. government shutdown on our ability to collect rents or pay our operating expenses, debt obligations and distributions to shareholders on a timely basis,

•	Competition within the real estate industry, particularly in those markets in which our properties are located,

•	The impact of changes in the real estate needs and financial conditions of our tenants,

•	Compliance with, and changes to, federal, state and local laws and regulations, accounting rules, tax laws and similar matters,

•	Actual and potential conflicts of interest with our related parties, including our managing trustees, RMR LLC, RMR Inc., AIC and others affiliated with them,

•	Limitations imposed on our business and our ability to satisfy complex rules in order for us to maintain our qualification for taxation as a REIT for U.S. federal income tax purposes, and

•	Acts of terrorism, outbreaks of so-called pandemics or other manmade or natural disasters beyond our control.
For example:

•
Our ability to make future distributions to our shareholders and to make payments of principal and interest on our indebtedness depends upon a number of factors, including our future earnings, the capital costs we incur to lease our properties and our working capital requirements. We may be unable to pay our debt obligations or to maintain our current rate of distributions on our common shares and future distributions may be reduced or eliminated,

•
Our ability to grow our business and increase our distributions depends in large part upon our ability to buy properties and lease them for rents, less their property operating costs, that exceed our capital costs. We may be unable to identify properties that we want to acquire, and we may fail to reach agreement with the sellers and complete the purchases of any properties we want to acquire. In addition, any properties we may acquire may not provide us with rents less property operating costs that exceed our capital costs or achieve our expected returns,

•
We may fail to achieve its target payout ratio for its distributions to shareholders of 75% of its cash available for distribution. Further, our Board of Trustees sets and resets our distribution rate from time to time after considering many factors, including cash available for distribution. Accordingly, future dividend rates may be increased or decreased and there is no assurance as to the rate at which future dividends will be paid,

•
As part of our long term financing plans to reduce our leverage, we expect to dispose of certain of our assets. Currently, we are marketing or plan to market for sale certain properties. We cannot be sure we will sell any of these properties or what the terms of any sales may be. We may sell some or all of these properties at prices that are less than we expect and less than our carrying values and we may otherwise incur losses as a result of considering and pursuing these sales. Further, we may elect to change which properties we may seek to sell, which could result in different properties and/or fewer or greater number of properties being sold or marketed for sale. In addition, we may not receive the proceeds we may hope from any sale of some or all of the shares of RMR Inc. common stock that we own, if we elect to sell any of those shares,

•
We may not succeed in reducing our leverage to levels we plan or that the market or credit rating agencies believe appropriate. Further, we may not maintain any reduction in our leverage that we may attain,

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

•
The maximum borrowing availability under our revolving credit facility and term loan may be increased to up to $2.2 billion on a combined basis in certain circumstances; however, increasing the maximum borrowing availability under our revolving credit facility and term loan is subject to our obtaining additional commitments from lenders, which may not occur,

•	We have the option to extend the maturity date of our revolving credit facility upon payment of a fee and meeting other conditions; however, the applicable conditions may not be met,

•	We may incur significant costs to prepare a property for a tenant, particularly for single tenant properties,

•	We may spend more for capital expenditures than we currently expect,

•	Any joint venture arrangements that we may enter may not be successful,

•
The business and property management agreements between us and RMR LLC have continuing 20 year terms. However, those agreements permit early termination in certain circumstances. Accordingly, we cannot be sure that these agreements will remain in effect for continuing 20 year terms,

•
We believe that our relationships with our related parties, including RMR LLC, RMR Inc., AIC and others affiliated with them may benefit us and provide us with competitive advantages in operating and growing our business. However, the advantages we believe we may realize from these relationships may not materialize,

•
We may fail to execute successfully on our expanded business strategy or increased scale of our business resulting from the SIR Merger and therefore may not realize the benefits we expect from the SIR Merger, and

•
As of March 31, 2019, we had estimated unspent leasing related obligations of $63.6 million. Our unspent leasing related obligations may cost more and may take longer to complete than we currently expect, and we may incur increased amounts for these and similar purposes in the future.

Currently unexpected results could occur due to many different circumstances, some of which are beyond our control, such as changes in our tenants’ needs for leased space, the ability of the U.S. Government to approve spending bills to fund the U.S. Government's obligations, acts of terrorism, natural disasters or changes in capital markets or the economy generally.
The information contained elsewhere in this Quarterly Report on form 10-Q and our 2018 Annual Report or in our other filings with the SEC, including under the caption “Risk Factors”, or incorporated herein or therein, identifies other important factors that could cause differences from our forward-looking statements. Our filings with the SEC are available on the SEC's website at www.sec.gov.
You should not place undue reliance upon our forward-looking statements.
Except as required by law, we do not intend to update or change any forward-looking statements as a result of new information, future events or otherwise.
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

Part II.   Other Information

Item 1A.  Risk Factors
There have been no material changes to the risk factors from those previously disclosed in our 2018 Annual Report.

Item 6. Exhibits

Exhibit Number	Description
3.1	Composite Copy of Amended and Restated Declaration of Trust, dated June 8, 2009, as amended to date. (Incorporated by reference to the Company's Current Report on Form 8-K dated December 31, 2018.)

3.2	Amended and Restated Bylaws of the Company, adopted March 27, 2019. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 27, 2019.)

4.1	Form of Common Share Certificate. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2018.)

4.2	Indenture, dated as of August 18, 2014, between the Company and U.S. Bank National Association. (Incorporated by reference to the Company’s Current Report on Form 8-K dated August 18, 2014.)

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

4.8
Indenture, dated as of February 3, 2015, between the company (as successor to Select Income REIT) and U.S. Bank National Association. (Incorporated by reference to Select Income REIT's Current Report on Form 8-K dated January 29, 2015.)

4.9
First Supplemental Indenture, dated as of February 3, 2015, between the Company (as successor to Select Income REIT) and U.S. Bank National Association, including the forms of 3.60% Senior Notes due 2020, 4.15% Senior Notes due 2022 and 4.50% Senior Notes due 2025. (Incorporated by reference to Select Income REIT’s Current Report on Form 8-K dated January 29, 2015.)

4.10
Second Supplemental Indenture, dated as of May 15, 2017, between the Company (as successor to Select Income REIT) and U.S. Bank National Association, including the forms of 4.250% Senior Notes due 2024. (Incorporated by reference to Select Income REIT’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed by Select Income REIT on July 25, 2017.)

4.11
Third Supplemental Indenture, dated as of December 31, 2018, among Select Income REIT, the Company and U.S. Bank National Association. (Incorporated by reference to the Company’s Current Report on Form 8-K dated December 31, 2018.)

4.12
Registration Rights and Lock-Up Agreement, dated as of June 5, 2015, among the Company, ABP Trust (f/k/a Reit Management & Research Trust), Barry M. Portnoy and Adam D. Portnoy. (Incorporated by reference to the Company’s Current Report on Form 8‑K dated June 5, 2015.)

31.1	Rule 13a-14(a) Certification. (Filed herewith.)

31.2	Rule 13a-14(a) Certification. (Filed herewith.)

32.1	Section 1350 Certification. (Furnished herewith.)

101.1
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Shareholders' Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements, tagged as blocks of text and in detail. (Filed herewith.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OFFICE PROPERTIES INCOME TRUST

By:	/s/ David M. Blackman
David M. Blackman
President and Chief Executive Officer
Dated: May 3, 2019

By:	/s/ Jeffrey C. Leer
Jeffrey C. Leer
Chief Financial Officer and Treasurer
(principal financial officer and principal accounting officer)
Dated: May 3, 2019