Form 10-Q
period 2019-06-30
OFFICE PROPERTIES INCOME TRUST
filed 2019-08-02
CIK 1456772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Number of registrant’s common shares of beneficial interest, $.01 par value per share, outstanding as of August 1, 2019: 48,111,665

OFFICE PROPERTIES INCOME TRUST

 FORM 10-Q

 June 30, 2019

References in this Quarterly Report on Form 10-Q to “the Company”, “OPI”, “we”, “us” or “our” include Office Properties Income Trust and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

PART I.       Financial Information

Item 1.  Financial Statements

OFFICE PROPERTIES INCOME TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)
(unaudited)

	June 30,	December 31,
	2019	2018
ASSETS
Real estate properties:
Land	$875,019	$924,164
Buildings and improvements	2,941,375	3,020,472
Total real estate properties, gross	3,816,394	3,944,636
Accumulated depreciation	(394,060)	(375,147)
Total real estate properties, net	3,422,334	3,569,489
Assets of properties held for sale	126,014	253,501
Investments in unconsolidated joint ventures	41,634	43,665
Acquired real estate leases, net	924,594	1,056,558
Cash and cash equivalents	21,102	35,349
Restricted cash	3,583	3,594
Rents receivable, net	70,639	72,051
Deferred leasing costs, net	34,697	25,672
Other assets, net	159,725	178,704
Total assets	$4,804,322	$5,238,583

LIABILITIES AND SHAREHOLDERS’ EQUITY
Unsecured revolving credit facility	$65,000	$175,000
Unsecured term loans, net	169,827	387,152
Senior unsecured notes, net	2,362,629	2,357,497
Mortgage notes payable, net	325,293	335,241
Liabilities of properties held for sale	1,953	4,271
Accounts payable and other liabilities	159,055	145,536
Due to related persons	6,593	34,887
Assumed real estate lease obligations, net	17,486	20,031
Total liabilities	3,107,836	3,459,615

Commitments and contingencies

Shareholders’ equity:
Common shares of beneficial interest, $.01 par value: 200,000,000 shares authorized, 48,113,444 and 48,082,903 shares issued and outstanding, respectively	481	481
Additional paid in capital	2,611,570	2,609,801
Cumulative net income	116,127	146,882
Cumulative other comprehensive income (loss)	(495)	106
Cumulative common distributions	(1,031,197)	(978,302)
Total shareholders’ equity	1,696,486	1,778,968
Total liabilities and shareholders’ equity	$4,804,322	$5,238,583

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OFFICE PROPERTIES INCOME TRUST
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(amounts in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Rental income	$176,032	$108,085	$350,809	$216,802

Expenses:
Real estate taxes	18,147	12,365	36,539	25,330
Utility expenses	7,470	6,018	16,851	12,707
Other operating expenses	29,692	21,599	59,828	44,436
Depreciation and amortization	73,913	42,671	151,434	86,875
Loss on impairment of real estate	2,380	(316)	5,584	5,800
Acquisition and transaction related costs	98	—	682	—
General and administrative	8,744	4,449	17,467	14,055
Total expenses	140,444	86,786	288,385	189,203

Gain (loss) on sale of real estate	(17)	17,329	22,075	17,329
Dividend income	980	304	1,960	608
Unrealized gain (loss) on equity securities	(66,135)	10,321	(44,007)	23,252
Interest income	241	149	489	265
Interest expense (including amortization of debt premiums, discounts
and issuance costs of $2,863, $892, $5,704 and $1,856, respectively)	(35,348)	(23,304)	(72,481)	(46,070)
Loss on early extinguishment of debt	(71)	—	(485)	—
Income (loss) from continuing operations before income tax benefit (expense)
and equity in net losses of investees	(64,762)	26,098	(30,025)	22,983
Income tax benefit (expense)	130	(83)	(353)	(115)
Equity in net losses of investees	(142)	(629)	(377)	(1,206)
Income (loss) from continuing operations	(64,774)	25,386	(30,755)	21,662
Income from discontinued operations	—	4,309	—	14,598
Net income (loss)	(64,774)	29,695	(30,755)	36,260
Other comprehensive income (loss):
Unrealized loss on financial instrument	(269)	—	(367)	—
Equity in unrealized gain (loss) of investees	71	34	137	(7)
Other comprehensive income (loss)	(198)	34	(230)	(7)
Comprehensive income (loss)	$(64,972)	$29,729	$(30,985)	$36,253

Net income (loss)	$(64,774)	$29,695	$(30,755)	$36,260
Preferred units of limited partnership distributions	—	(93)	—	(371)
Net income (loss) available for common shareholders	$(64,774)	$29,602	$(30,755)	$35,889

Weighted average common shares outstanding (basic)	48,049	24,763	48,040	24,762
Weighted average common shares outstanding (diluted)	48,049	24,766	48,040	24,763

Per common share amounts (basic and diluted):
Income (loss) from continuing operations	$(1.35)	$1.02	$(0.64)	$0.86
Income from discontinued operations	$—	$0.17	$—	$0.59
Net income (loss) available for common shareholders	$(1.35)	$1.20	$(0.64)	$1.45

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OFFICE PROPERTIES INCOME TRUST
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(dollars in thousands)
(unaudited)

	Number of Shares	Common Shares	Additional Paid In Capital	Cumulative Net Income	Cumulative Other Comprehensive Income (Loss)	Cumulative Common Distributions	Total
Balance at December 31, 2018	48,082,903	$481	$2,609,801	$146,882	$106	$(978,302)	$1,778,968
Share grants	9,000	—	865	—	—	—	865
Amounts reclassified from cumulative other
comprehensive income to net income	—	—	—	—	(371)	—	(371)
Net current period other comprehensive loss	—	—	—	—	(32)	—	(32)
Net income available for common shareholders	—	—	—	34,019	—	—	34,019
Distributions to common shareholders	—	—	—	—	—	(26,445)	(26,445)
Balance at March 31, 2019	48,091,903	481	2,610,666	180,901	(297)	(1,004,747)	1,787,004
Share grants	24,000	—	971	—	—	—	971
Share repurchases	(2,245)	—	(63)	—	—	—	(63)
Share forfeitures	(214)	—	(4)	—	—	—	(4)
Net current period other comprehensive loss	—	—	—	—	(198)	—	(198)
Net loss available for common shareholders	—	—	—	(64,774)	—	—	(64,774)
Distributions to common shareholders	—	—	—	—	—	(26,450)	(26,450)
Balance at June 30, 2019	48,113,444	$481	$2,611,570	$116,127	$(495)	$(1,031,197)	$1,696,486

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OFFICE PROPERTIES INCOME TRUST
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(dollars in thousands)
(unaudited)

	Number of Shares	Common Shares	Additional Paid In Capital	Cumulative Net Income	Cumulative Other Comprehensive Income (Loss)	Cumulative Common Distributions	Total
Balance at December 31, 2017	24,786,479	$248	$1,968,960	$108,144	$60,427	$(807,736)	$1,330,043
Cumulative adjustment upon adoption of ASU No. 2016-01	—	—	—	60,281	(60,281)	—	—
Adjustment upon adoption of ASU No. 2014-09	—	—	—	712	—	—	712
Balance at January 1, 2018	24,786,479	248	1,968,960	169,137	146	(807,736)	1,330,755
Share repurchases	(153)	—	(11)	—	—	—	(11)
Net current period other comprehensive loss	—	—	—	—	(41)	—	(41)
Net income available for common shareholders	—	—	—	6,287	—	—	6,287
Distributions to common shareholders	—	—	—	—	—	(42,632)	(42,632)
Balance at March 31, 2018	24,786,326	248	1,968,949	175,424	105	(850,368)	1,294,358
Share grants	5,250	—	297	—	—	—	297
Share repurchases	(113)	—	(7)	—	—	—	(7)
Equity in unrealized gain of investees	—	—	—	—	34	—	34
Net income available for common shareholders	—	—	—	29,602	—	—	29,602
Distributions to common shareholders	—	—	—	—	—	(42,634)	(42,634)
Balance at June 30, 2018	24,791,463	$248	$1,969,239	$205,026	$139	$(893,002)	$1,281,650

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OFFICE PROPERTIES INCOME TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(unaudited)

	Six Months Ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(30,755)	$36,260
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	46,091	34,037
Amortization of debt premiums, discounts and issuance costs	5,704	1,856
Amortization of acquired real estate leases	105,460	52,238
Amortization of deferred leasing costs	2,771	2,288
Gain on sale of real estate	(22,075)	(17,329)
Loss on impairment of real estate	5,584	5,800
Loss on early extinguishment of debt	485	—
Straight line rental income	(12,461)	(5,835)
Other non-cash (income) expenses, net	1,288	(2)
Unrealized (gain) loss on equity securities	44,007	(23,252)
Equity in net losses of investees	377	1,206
Equity in earnings of Select Income REIT included in discontinued operations	—	(14,590)
Net gain on issuance of shares by Select Income REIT included in discontinued operations	—	(8)
Distributions of earnings from Select Income REIT	—	14,590
Change in assets and liabilities:
Rents receivable	15,886	4,870
Deferred leasing costs	(15,208)	(4,141)
Other assets	6,104	4,870
Accounts payable and other liabilities	(16,858)	(1,631)
Due to related persons	(28,610)	2,270
Net cash provided by operating activities	107,790	93,497

CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate improvements	(21,126)	(21,324)
Distributions in excess of earnings from Select Income REIT	—	10,827
Distributions in excess of earnings from unconsolidated joint ventures	1,121	2,233
Proceeds from sale of properties, net	288,885	142,189
Net cash provided by investing activities	268,880	133,925

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of mortgage notes payable	(9,970)	(1,808)
Repayment of unsecured term loans	(218,000)	—
Borrowings on unsecured revolving credit facility	85,000	70,000
Repayments on unsecured revolving credit facility	(195,000)	(188,000)
Repurchase of common shares	(63)	(18)
Redemption of preferred units of limited partnership	—	(20,221)
Preferred units of limited partnership distributions	—	(646)
Distributions to common shareholders	(52,895)	(85,266)
Net cash used in financing activities	(390,928)	(225,959)

Increase (decrease) in cash, cash equivalents and restricted cash	(14,258)	1,463
Cash, cash equivalents and restricted cash at beginning of period	38,943	19,680
Cash, cash equivalents and restricted cash at end of period	$24,685	$21,143

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OFFICE PROPERTIES INCOME TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(amounts in thousands)
(unaudited)

SUPPLEMENTAL CASH FLOW INFORMATION:

	Six Months Ended June 30,
	2019	2018
Interest paid	$68,640	$43,958
Income taxes paid	$457	$38

SUPPLEMENTAL DISCLOSURE OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH:

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows:

	June 30,
	2019	2018
Cash and cash equivalents	$21,102	$18,695
Restricted cash (1)	3,583	2,448
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$24,685	$21,143

(1)	Restricted cash consists of amounts escrowed for future real estate taxes, insurance, leasing costs, capital expenditures and debt service, as required by certain of our mortgage debts.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Note 1.    Basis of Presentation

The accompanying condensed consolidated financial statements of Office Properties Income Trust and its subsidiaries, or OPI, we, us or our, are unaudited. Certain information and disclosures required by U.S. generally accepted accounting principles, or GAAP, for complete financial statements have been condensed or omitted. We believe the disclosures made are adequate to make the information presented not misleading. However, the accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2018, or our 2018 Annual Report. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair statement of results for the interim period have been included. All intercompany transactions and balances with or among our consolidated subsidiaries have been eliminated. Our operating results for interim periods are not necessarily indicative of the results that may be expected for the full year. Reclassifications have been made to the prior years' condensed consolidated financial statements to conform to the current year’s presentation.

The preparation of these financial statements in conformity with GAAP requires us to make estimates and assumptions that affect reported amounts. Actual results could differ from those estimates. Significant estimates in the condensed consolidated financial statements include purchase price allocations, useful lives of fixed assets, assessment of impairment of real estate and the related intangibles.

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
Our leases provide for base rent payments and in addition may include variable payments. Rental income from operating leases, including any payments derived by index or market-based indices, is recognized on a straight line basis over the lease term when we have determined that the collectability of substantially all of the lease payments is probable. Some of our leases have options to extend or terminate the lease exercisable at the option of our tenants, which are considered when determining the lease term. We do not include in our measurement of our lease receivables certain variable payments, including

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)

changes in the index or market-based indices after the inception of the lease, certain tenant reimbursements and other income until the specific events that trigger the variable payments have occurred. Such payments totaled $22,696 and $46,090 for the three and six months ended June 30, 2019, respectively, of which tenant reimbursements totaled $21,540 and $43,663, respectively.

Certain of our leases contain non-lease components, such as property level operating expenses and capital expenditures reimbursed by our tenants as well as other required lease payments. We have determined that all of our leases qualify for the practical expedient to not separate the lease and non-lease components because (i) the lease components are operating leases and (ii) the timing and pattern of recognition of the non-lease components are the same as those of the lease components. We apply Accounting Standards Codification 842, Leases, to the combined component. Income derived by our leases is recorded in rental income in our condensed consolidated statements of comprehensive income (loss).

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

The following table presents our operating lease maturity analysis as of June 30, 2019:

Year	Amount
2019	$271,840
2020	511,039
2021	481,801
2022	440,217
2023	393,610
Thereafter	1,326,552
Total	$3,425,059

Right of Use Asset and Lease Liability. For leases where we are the lessee, we are required to record a right of use asset and lease liability for all leases with a term greater than 12 months. As of June 30, 2019, we had one lease that met this criterion where we are the lessee which expires on January 31, 2021. The value of the right of use asset and related liability representing our future obligation under the lease arrangement for which we are the lessee were $3,113 and $3,133, respectively, as of June 30, 2019. The right of use asset and related lease liability are included within other assets, net and accounts payable and other liabilities, respectively, within our condensed consolidated balance sheets.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)

Note 3.    Weighted Average Common Shares

The following table provides a reconciliation of the weighted average number of common shares used in the calculation of basic and diluted earnings per share (in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2019	2018	2019	2018
Weighted average common shares for basic earnings per share	48,049	24,763	48,040	24,762
Effect of dilutive securities: unvested share awards	—	3	—	1
Weighted average common shares for diluted earnings per share (1)	48,049	24,766	48,040	24,763

(1)
For the three and six months ended June 30, 2019, 27 and 6 unvested common shares, respectively, were not included in the calculation of diluted earnings per share because to do so would have been antidilutive.

Note 4.   Real Estate Properties

As of June 30, 2019, our wholly owned properties were comprised of 209 properties with approximately 29,309,000 rentable square feet, with an aggregate undepreciated carrying value of $3,929,413, including $113,019 classified as held for sale, and we had a noncontrolling ownership interest in three properties totaling approximately 443,900 rentable square feet through two unconsolidated joint ventures in which we own 50% and 51% interests. We generally lease space at our properties on a gross lease, modified gross lease or net lease basis pursuant to fixed term contracts expiring between 2019 and 2039. Some of our leases require us to pay all or some property operating expenses and to provide all or most property management services. During the three months ended June 30, 2019, we entered into 24 leases for 570,757 rentable square feet, for a weighted (by rentable square feet) average lease term of 6.7 years and we made leasing cost commitments of $15,377. During the six months ended June 30, 2019, we entered into 56 leases for 1,396,232 rentable square feet, for a weighted (by rentable square feet) average lease term of 7.2 years and we made leasing cost commitments of $44,181. As of June 30, 2019, we have estimated unspent leasing related obligations of $61,283.

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

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)

Disposition Activities

During the six months ended June 30, 2019, we sold 38 properties with a combined 2,590,607 rentable square feet for $297,500 in aggregate, excluding closing costs, in five separate transactions. The sales of these properties, as presented in the table below, do not represent significant dispositions individually or in the aggregate nor do they represent a strategic shift. As a result, the results of operations of these properties are included in continuing operations through the date of sale in our condensed consolidated statements of comprehensive income (loss).

Date of Sale	Number of Properties	Location	Rentable Square Feet	Gross Sales Price (1)
Feb 2019 (2)	34	Northern Virginia and Maryland	1,635,868	$198,500
Mar 2019 (3)	1	Washington, D.C.	129,035	70,000
May 2019 (4)	1	Buffalo, NY	121,711	16,900
May 2019	1	Maynard, MA	287,037	5,000
June 2019	1	Kapolei, HI	416,956	7,100
	38		2,590,607	$297,500

(1)	Gross sales price includes purchase price adjustments, if any, and excludes closing costs.

(2)	We recorded a $447 loss on impairment of real estate during 2019 as a result of this sale.

(3)	We recorded a $22,075 gain on sale of real estate during 2019 as a result of this sale.

(4)	We recorded a $5,137 loss on impairment of real estate during 2019 as a result of this sale.

As of June 30, 2019, we had nine properties with an aggregate undepreciated carrying value of $113,019 classified as held for sale in our condensed consolidated balance sheet. We have entered into agreements to sell these nine properties and we sold two of these properties in July 2019. The operating results of these properties are included in continuing operations in our condensed consolidated statements of comprehensive income (loss). The following table summarizes the properties held for sale as of June 30, 2019:

Location	Number of Properties	Square Feet	Gross Sales Price (1)
Hanover, PA	1	502,300	$6,000
San Diego, CA	1	43,918	8,950
San Diego, CA	1	148,488	26,300
Nashua, NH (2)	1	321,800	25,000
Arlington, TX	1	182,630	14,900
Fremont, CA	1	100,728	25,500
San Jose, CA (2)	1	71,750	14,000
Kansas City, KS	1	170,817	12,900
Topeka, KS	1	143,934	15,600
	9	1,686,365	$149,150

(1)	Gross sales price includes purchase price adjustments, if any, and excludes closing costs.

(2)	The sale of these properties were completed in July 2019.

As of August 1, 2019, we have entered into agreements to sell an additional seven properties totaling approximately 1,113,000 square feet for an aggregate sales price of $237,115, excluding closing costs.

In addition to the properties discussed above, we are currently marketing for sale 16 properties comprising approximately 1,580,000 square feet as of June 30, 2019. We have determined that these properties were not impaired nor did they meet the held for sale criteria as of June 30, 2019. We cannot be sure we will sell any of our properties that we are marketing for sale, that we sell them for prices in excess of our carrying values or that we will not recognize impairment losses with respect to

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)

these properties. In addition, our pending sales are subject to conditions; accordingly, we cannot be sure that we will complete these sales or that these sales will not be delayed or their terms will not change.

Acquisition Activities

In July 2019, we entered into an agreement to acquire a land parcel near one of our properties located in Boston, MA for $2,900, excluding acquisition related costs.

Pro Forma Financial Information

On December 31, 2018, we acquired Select Income REIT, or SIR, in a merger of SIR with and into our wholly owned subsidiary that closed on December 31, 2018, or the Merger, pursuant to an agreement and plan of merger, or the Merger Agreement, that we and SIR entered into on September 14, 2018, as a result of which we acquired 99 properties with approximately 16.5 million rentable square feet. The aggregate transaction value of the Merger was $2,415,053, excluding closing costs of approximately $27,497 ($14,508 of which was paid by us and $12,989 of which was paid by SIR) and including the repayment or assumption of $1,719,772 of SIR debt.

As a condition of the Merger, on October 9, 2018, we sold all of the 24,918,421 common shares of SIR we then owned, or the Secondary Sale, in an underwritten public offering at a price to the public of $18.25 per share, raising net proceeds of $435,125, after deducting underwriting discounts and offering expenses. We used the net proceeds from the Secondary Sale to repay amounts outstanding under our revolving credit facility.

In addition, as a condition of the Merger, on December 27, 2018, SIR paid a pro rata distribution to SIR's shareholders of record as of the close of business on December 20, 2018 of all 45,000,000 common shares of beneficial interest of Industrial Logistics Properties Trust, or ILPT, that SIR owned, or the ILPT Distribution.

For further information about these transactions, refer to our 2018 Annual Report.

The following table presents our pro forma results of operations for the six months ended June 30, 2018 as if the Merger, the Secondary Sale and the ILPT Distribution had occurred on January 1, 2018. The SIR results of operations included in this pro forma financial information have been adjusted to remove ILPT's results of operations for the six months ended June 30, 2018. The effect of the adjustments to remove ILPT's results of operations was to decrease pro forma rental income by $80,025 for the six months ended June 30, 2018 and to decrease net income by $26,273 for the six months ended June 30, 2018 from the amounts that would have otherwise been included in the pro forma results.

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

Six Months Ended June 30, 2018
Rental income	$375,258
Net income	$33,266
Net income per common share	$0.69

During the six months ended June 30, 2018, we did not recognize any revenue or operating income from the assets acquired and liabilities assumed in the Merger.

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)

Unconsolidated Joint Ventures

    We own noncontrolling interests in two joint ventures that own three properties. We account for these investments under the equity method of accounting. As of June 30, 2019 and December 31, 2018, our investments in unconsolidated joint ventures consisted of the following:

		OPI Carrying Value of Investment at
Joint Venture	OPI Ownership	June 30, 2019	December 31, 2018	Number of Properties	Location	Square Feet
Prosperity Metro Plaza	51%	$23,274	$23,969	2	Fairfax, VA	328,456
1750 H Street, NW	50%	18,360	19,696	1	Washington, D.C.	115,411
Total		$41,634	$43,665	3		443,867

The following table provides a summary of the mortgage debt of our unconsolidated joint ventures:

Joint Venture	Interest Rate (1)	Maturity Date	Principal Balance at June 30, 2019 (2)
Prosperity Metro Plaza	4.09%	12/1/2029	$50,000
1750 H Street, NW	3.69%	8/1/2024	32,000
Weighted Average / Total	3.93%		$82,000

(1)	Includes the effect of mark to market purchase accounting.

(2)	Reflects the entire balance of the debt secured by the properties and is not adjusted to reflect the interests in the joint venture we do not own. None of the debt is recourse to us.

At June 30, 2019, the aggregate unamortized basis difference of our unconsolidated joint ventures of $8,197 is primarily attributable to the difference between the amount we paid to purchase our interest in these joint ventures, including transaction costs, and the historical carrying value of the net assets of these joint ventures. This difference is being amortized over the remaining useful life of the properties owned by these joint ventures and the resulting amortization expense is included in equity in net losses of investees in our condensed consolidated statements of comprehensive income (loss).

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

We increased rental income to record revenue on a straight line basis by $5,667 and $2,744 for the three months ended June 30, 2019 and 2018, respectively, and $12,461 and $5,835 for the six months ended June 30, 2019 and 2018, respectively. Rents receivable, excluding properties classified as held for sale, include $45,795 and $34,006 of straight line rent receivables at June 30, 2019 and December 31, 2018, respectively.

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)

Note 6. Concentration

Tenant Concentration

We define annualized rental income as the annualized contractual base rents from our tenants pursuant to our lease agreements as of the measurement date, plus straight line rent adjustments and estimated recurring expense reimbursements to be paid to us, and excluding lease value amortization. As of June 30, 2019, the U.S. Government, 13 state governments and three other government tenants combined were responsible for approximately 35.7% of our annualized rental income, and as of June 30, 2018, the U.S. Government, 13 state governments and three other government tenants combined were responsible for approximately 61.9% of our annualized rental income. The U.S. Government is our largest tenant by annualized rental income and was responsible for approximately 25.6% and 45.2% of our annualized rental income as of June 30, 2019 and 2018, respectively.

Geographic Concentration

At June 30, 2019, our 209 wholly owned properties were located in 38 states and the District of Columbia. Properties located in Virginia, Texas, California, the District of Columbia and Maryland were responsible for 15.3%, 11.6%, 11.4%, 9.5% and 7.2% of our annualized rental income as of June 30, 2019, respectively. Properties located in the metropolitan Washington, D.C. market area were responsible for approximately 23.8% of our annualized rental income as of June 30, 2019.

Note 7.   Indebtedness

Our principal debt obligations at June 30, 2019 were: (1) $65,000 of outstanding borrowings under our $750,000 unsecured revolving credit facility; (2) $170,000 outstanding principal amount under our unsecured term loan; (3) $2,410,000 aggregate outstanding principal amount of senior unsecured notes; and (4) $328,293 aggregate outstanding principal amount of mortgage notes.

Our $750,000 revolving credit facility and our term loan are governed by a credit agreement, or our credit agreement, with a syndicate of institutional lenders that includes a number of features common to all of these credit arrangements. Our credit agreement also includes a feature under which the maximum aggregate borrowing availability may be increased to up to $2,015,000 on a combined basis in certain circumstances.

Our $750,000 revolving credit facility is available for general business purposes, including acquisitions. The maturity date of our revolving credit facility is January 31, 2023 and, subject to our payment of an extension fee and meeting certain other conditions, we have the option to extend the stated maturity date of our revolving credit facility by two additional six month periods. We can borrow, repay and reborrow funds available under our revolving credit facility until maturity and no principal repayment is due until maturity. We are required to pay interest at a rate of LIBOR plus a premium, which was 110 basis points per annum at June 30, 2019, on the amount outstanding under our revolving credit facility. We also pay a facility fee on the total amount of lending commitments under our revolving credit facility, which was 25 basis points per annum at June 30, 2019. Both the interest rate premium and the facility fee are subject to adjustment based upon changes to our credit ratings. As of June 30, 2019 and December 31, 2018, the annual interest rate payable on borrowings under our revolving credit facility was 3.5% and 3.6%, respectively. The weighted average annual interest rate for borrowings under our revolving credit facility was 3.5% and 3.0% for the three months ended June 30, 2019 and 2018, respectively, and 3.5% and 2.9% for the six months ended June 30, 2019 and 2018, respectively. As of June 30, 2019 and August 1, 2019, we had $65,000 and $400,000, respectively, outstanding under our revolving credit facility, and $685,000 and $350,000, respectively, available for borrowing under our revolving credit facility.

Our $300,000 term loan, which matures on March 31, 2020, is prepayable without penalty at any time. We are required to pay interest at a rate of LIBOR plus a premium, which was 140 basis points per annum at June 30, 2019, on the amount outstanding under this term loan. The interest rate premium is subject to adjustment based upon changes to our credit ratings. As of June 30, 2019 and December 31, 2018, the annual interest rate for the amount outstanding under this term loan was 3.8% and 3.9%, respectively. The weighted average annual interest rate under this term loan was 3.9% and 3.3% for the three months ended June 30, 2019 and 2018, respectively, and 3.9% and 3.2% for the six months ended June 30, 2019 and 2018, respectively. During the six months ended June 30, 2019, we repaid $130,000 of the principal balance without penalty using cash on hand and proceeds from the sale of properties, leaving a principal balance remaining under this term loan of

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)

$170,000 as of June 30, 2019. As described in Notes 8 and 11, on July 1, 2019, we sold all of our 2,801,060 shares of class A common stock of The RMR Group Inc., or RMR Inc., and used the net proceeds to repay, without penalty, an additional $105,000 of the principal balance of this term loan. As of August 1, 2019, we had a principal balance remaining under this term loan of $65,000.

Our $250,000 term loan, which was scheduled to mature on March 31, 2022 and had a principal balance of $88,000 as of December 31, 2018, was repaid in full in February 2019, without penalty, using proceeds from the sale of a property portfolio. The weighted average annual interest rate under this term loan was 4.3% for the period from January 1, 2019 to February 11, 2019, and 3.7% and 3.6% for the three and six months ended June 30, 2018, respectively.

As a result of the principal payments of our term loans, we recognized a loss on early extinguishment of debt of $71 and $485 for the three and six months ended June 30, 2019, respectively, to write off a proportionate amount of unamortized debt issuance costs.

On July 15, 2019, we redeemed, at par plus accrued interest, all $350,000 of our 3.75% senior unsecured notes that had a maturity date in August 2019 using cash on hand and borrowings under our revolving credit facility.

Our credit agreement and senior unsecured notes indentures and their supplements provide for acceleration of payment of all amounts due thereunder upon the occurrence and continuation of certain events of default, such as, in the case of our credit agreement, a change of control of us, which includes The RMR Group LLC, or RMR LLC, ceasing to act as our business and property manager. Our credit agreement and senior unsecured notes indentures and their supplements also contain covenants, including those that restrict our ability to incur debts, require us to maintain certain financial ratios and, in the case of our credit agreement, restrict our ability to make distributions under certain circumstances. We believe we were in compliance with the terms and conditions of the respective covenants under our credit agreement and senior unsecured notes indentures and their supplements at June 30, 2019.

On March 1, 2019, we repaid at maturity, at par plus accrued interest, a mortgage note secured by one property with an outstanding principal balance of $7,890 using cash on hand.

At June 30, 2019, eleven of our consolidated properties with an aggregate net book value of $605,084 are encumbered by mortgage notes with an aggregate principal amount of $328,293. Our mortgage notes are non-recourse, subject to certain limited exceptions and do not contain any material financial covenants.

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)

Note 8.   Fair Value of Assets and Liabilities

The table below presents certain of our assets and liabilities measured at fair value at June 30, 2019, categorized by the level of inputs, as defined in the fair value hierarchy under GAAP, used in the valuation of each asset:

		Fair Value at Reporting Date Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Fair Value Measurements Assets:
Investment in RMR Inc. (1)	$131,594	$131,594	$—	$—
Non-recurring Fair Value Measurements Liabilities:
Other Liability (1)	$19,551	$—	$19,551	$—

(1)
Our 2,801,060 shares of class A common stock of RMR Inc. are included in other assets, net in our condensed consolidated balance sheet and had a fair value at June 30, 2019 of $131,594, based on quoted market prices (Level 1 inputs as defined in the fair value hierarchy under GAAP). On June 26, 2019, we entered into an agreement to sell all of our shares of RMR Inc. class A common stock in an underwritten public offering at a price to the public of $40.00 per share. We completed that sale on July 1, 2019 in accordance with the terms of the underwriting agreement. See Note 11 for additional information regarding this sale. We have elected to account for the contract to sell our shares of RMR Inc. class A common stock using the fair value option, based upon the difference between the contractual offering price (Level 2 inputs as defined in the fair value hierarchy under GAAP) and the fair value of the underlying asset at June 30, 2019. Our historical cost basis for these shares is $111,117 as of June 30, 2019. During the three and six months ended June 30, 2019, we recorded unrealized losses of $39,214 and $17,086, respectively, to adjust our investment in RMR Inc. to its fair value. In addition, during the three and six months ended June 30, 2019, we recorded a loss of $19,551 and estimated expenses of $7,370 related to the agreement to sell our shares of RMR Inc. class A common stock, both of which are included in unrealized gain (loss) on equity securities in our condensed consolidated statements of comprehensive income (loss).

In addition to the asset and liability described in the table above, our financial instruments include our cash and cash equivalents, restricted cash, rents receivable, a mortgage note receivable, accounts payable, a revolving credit facility, an unsecured term loan, senior unsecured notes, mortgage notes payable, amounts due to related persons, other accrued expenses and security deposits. At June 30, 2019 and December 31, 2018, the fair values of our financial instruments approximated their carrying values in our condensed consolidated financial statements, due to their short term nature or floating interest rates, except as follows:

	As of June 30, 2019		As of December 31, 2018
Financial Instrument	Carrying Amount (1)	Fair Value	Carrying Amount (1)	Fair Value
Senior unsecured notes, 3.75% interest rate, due in 2019 (2)	$349,810	$350,102	$349,239	$348,903
Senior unsecured notes, 3.60% interest rate, due in 2020	399,540	400,856	399,146	399,146
Senior unsecured notes, 4.00% interest rate, due in 2022	297,196	303,536	296,735	295,047
Senior unsecured notes, 4.15% interest rate, due in 2022	297,266	304,793	296,736	296,736
Senior unsecured notes, 4.25% interest rate, due in 2024	338,877	352,121	337,736	337,736
Senior unsecured notes, 4.50% interest rate, due in 2025	379,192	401,804	377,329	377,329
Senior unsecured notes, 5.875% interest rate, due in 2046	300,748	311,240	300,576	274,288
Mortgage notes payable	325,293	333,057	335,241	336,365
Total	$2,687,922	$2,757,509	$2,692,738	$2,665,550

(1)	Includes unamortized debt premiums, discounts and issuance costs totaling $50,371 and $55,524 as of June 30, 2019 and December 31, 2018, respectively.

(2)	In July 2019, we redeemed these senior unsecured notes.

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

On May 29, 2019, in accordance with our Trustee compensation arrangements, we granted 3,000 of our common shares, valued at $23.97 per share, the closing price of our common shares on Nasdaq on that day, to each of our eight Trustees as part of their annual compensation.

Share Purchases

On April 5, 2019, we purchased 1,795 of our common shares valued at $28.96 per share, the closing price of our common shares on Nasdaq on that day, from a former officer of RMR LLC in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of our common shares.

On May 29, 2019, we purchased 450 of our common shares valued at $23.97 per share, the closing price of our common shares on Nasdaq on that day, from one of our Trustees in satisfaction of tax withholding and payment obligations in connection with an award of our common shares.

On July 3, 2019, we purchased 1,779 of our common shares valued at $27.73 per share, the closing price of our common shares on Nasdaq on that day, from a former officer in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of our common shares.

Distributions

On February 21, 2019, we paid a regular quarterly distribution to common shareholders of record on January 28, 2019 of $0.55 per share, or $26,445. On May 16, 2019, we paid a regular quarterly distribution to common shareholders of record on April 29, 2019 of $0.55 per share, or $26,450. On July 18, 2019, we declared a regular quarterly distribution to common shareholders of record on July 29, 2019 of $0.55 per share, or approximately $26,500. We expect to pay this distribution on or about August 15, 2019.

Cumulative Other Comprehensive Income (Loss)

Cumulative other comprehensive income (loss) represents our share of the comprehensive income (loss) of Affiliates Insurance Company, an Indiana insurance company, or AIC. See Note 11 for further information regarding this investment.

Note 10. Business and Property Management Agreements with RMR LLC

We have no employees. The personnel and various services we require to operate our business are provided to us by RMR LLC. We have two agreements with RMR LLC to provide management services to us: (1) a business management agreement, which relates to our business generally; and (2) a property management agreement, which relates to our property level operations. Prior to completion of the Merger, SIR had similar business and property management agreements with RMR LLC on substantially similar terms, which agreements were terminated in connection with the Merger. See Notes 4 and 11 for further information regarding our relationship, agreements and transactions with SIR and RMR LLC.

Pursuant to our business management agreement with RMR LLC, we recognized net business management fees of $5,322 and $2,175 for the three months ended June 30, 2019 and 2018, respectively, and $11,044 and $9,484 for the six months ended June 30, 2019 and 2018, respectively. Based on our common share total return, as defined in our business management

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)

agreement, as of June 30, 2019, no estimated 2019 incentive fees are included in the net business management fees we recognized for the three and six months ended June 30, 2019, respectively. The actual amount of annual incentive fees for 2019, if any, will be based on our common share total return, as defined in our business management agreement, for the three year period ending December 31, 2019, and will be payable in 2020. The net business management fees recognized for the three months ended June 30, 2018 included the reversal of $2,150 previously accrued estimated business management incentive fees as of June 30, 2018. The net business management fees recognized for the six months ended June 30, 2018 included $737 of accrued estimated business management incentive fees as of June 30, 2018. We include business management fees in general and administrative expenses in our condensed consolidated statements of comprehensive income (loss).

Pursuant to our property management agreement with RMR LLC, we recognized aggregate net property management and construction supervision fees of $5,534 and $3,437 for the three months ended June 30, 2019 and 2018, respectively, and $10,983 and $6,786 for the six months ended June 30, 2019 and 2018, respectively. These amounts are included in other operating expenses or have been capitalized, as appropriate, in our condensed consolidated financial statements.
In January 2019, we paid RMR LLC $2,185 for SIR’s 2018 business management, property management and construction supervision fees that it had accrued, but not paid, as of December 31, 2018. We also paid RMR LLC a business management incentive fee of $25,817, which represented the incentive fee incurred, but not paid, by SIR for the year ended December 31, 2018. We had assumed the obligation to pay these amounts as a result of the Merger.
We are generally responsible for all our operating expenses, including certain expenses incurred or arranged by RMR LLC on our behalf. We are generally not responsible for payment of RMR LLC’s employment, office or administrative expenses incurred to provide management services to us, except for the employment and related expenses of RMR LLC’s employees assigned to work exclusively or partly at our properties, our share of the wages, benefits and other related costs of RMR LLC's centralized accounting personnel, our share of RMR LLC’s costs for providing our internal audit function, or as otherwise agreed. Our property level operating expenses are generally incorporated into the rents charged to our tenants, including certain payroll and related costs incurred by RMR LLC. We reimbursed RMR LLC $6,460 and $5,052 for these expenses and costs for the three months ended June 30, 2019 and 2018, respectively, and $13,013 and $10,021 for these expenses and costs for the six months ended June 30, 2019 and 2018, respectively. We included these amounts in other operating expenses and general and administrative expenses, as applicable, in our condensed consolidated statements of comprehensive income (loss).

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

Leases with RMR LLC. We lease office space to RMR LLC in certain of our properties for RMR LLC's property management offices. Pursuant to our lease agreements with RMR LLC, we recognized rental income from RMR LLC for leased office space of $287 and $282 for the three months ended June 30, 2019 and 2018, respectively, and $566 and $500 for the six months ended June 30, 2019 and 2018, respectively.

RMR Inc. RMR LLC is a majority owned subsidiary of RMR Inc. and RMR Inc. is the managing member of RMR LLC. Adam D. Portnoy, the Chair of our Board of Trustees and one of our Managing Trustees, is the sole trustee, an officer and the controlling shareholder of ABP Trust, which is the controlling shareholder of RMR Inc., a managing director, president and chief executive officer of RMR Inc. and an officer and employee of RMR LLC. David M. Blackman, our other Managing Trustee and our President and Chief Executive Officer, also serves as an officer and employee of RMR LLC, and each of our other officers is an officer and employee of RMR LLC.

As of June 30, 2019, we owned 2,801,060 shares of class A common stock of RMR Inc. On July 1, 2019, we sold all the shares of class A common stock of RMR Inc. we owned in an underwritten public offering at a price to the public of $40.00 per share pursuant to an underwriting agreement among us, RMR Inc., certain other real estate investment trusts, or REITs,

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)

managed by RMR LLC that also sold their class A common stock of RMR Inc. in the offering, and the underwriters named therein. We received net proceeds of $105,040 from this sale, after deducting underwriting discounts and commissions and before other offering expenses. See Note 8 for further information regarding our investment in RMR Inc.
SIR. As described further in Note 4, we completed the Merger effective December 31, 2018. Our Managing Trustees and three of our Independent Trustees previously served as managing trustees and independent trustees, respectively, of SIR, our President and Chief Executive Officer also served as SIR’s president and chief executive officer, and each of SIR’s officers was also an officer and employee of RMR LLC. RMR LLC provides management services to us and provided management services to SIR until it ceased to exist. See Notes 4 and 12 for further information regarding the Merger and our previous investment in SIR.
        AIC. We, ABP Trust and five other companies to which RMR LLC provides management services currently own AIC in equal amounts. We and the other AIC shareholders historically participated in a combined property insurance program arranged and insured or reinsured in part by AIC. The policies under that program expired on June 30, 2019, and we and the other AIC shareholders elected not to renew the AIC property insurance program; we have instead purchased standalone property insurance coverage with unrelated third party insurance providers.
    As of June 30, 2019 and December 31, 2018, our investment in AIC had a carrying value of $9,422 and $8,751, respectively. These amounts are included in other assets in our condensed consolidated balance sheets. We recognized income of $130 and $7 for the three months ended June 30, 2019 and 2018, respectively, and $534 and $51 for the six months ended June 30, 2019 and 2018, respectively, which are presented as equity in net losses of investees in our condensed consolidated statements of comprehensive income (loss). Our other comprehensive income (loss) includes our proportionate part of unrealized gains (losses) on fixed income securities, which are owned by AIC, related to our investment in AIC.
For further information about these and other such relationships and certain other related person transactions, refer to our 2018 Annual Report.

Note 12.   Discontinued Operations

We previously accounted for our investment in SIR under the equity method and had previously reported our investment in SIR as a reportable segment. As a result of the Secondary Sale and the elimination of a reportable segment, our equity method investment in SIR is classified as discontinued operations in our condensed consolidated financial statements. See Note 4 for further information regarding the Secondary Sale. For the three and six months ended June 30, 2018, we recorded $4,301 and $14,590, respectively, of equity in earnings of SIR which is included in income from discontinued operations in our condensed consolidated statement of comprehensive income (loss).

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

	Three Months Ended	Six Months Ended
	June 30, 2018	June 30, 2018
Rental income	$96,415	$196,170
Tenant reimbursements and other income	19,592	40,466
Total revenues	116,007	236,636

Real estate taxes	12,442	24,230
Other operating expenses	13,618	28,900
Depreciation and amortization	35,009	69,955
General and administrative	18,081	32,022
Write-off of straight line rent receivable, net	10,626	10,626
Total expenses	89,776	165,733

Dividend income	396	793
Unrealized gain on equity securities	13,488	30,388
Interest income	110	620
Interest expense	(22,667)	(46,159)
Loss on early extinguishment of debt	—	(1,192)
Income before income tax expense and equity in earnings of an investee	17,558	55,353
Income tax expense	(101)	(261)
Equity in earnings of an investee	7	51
Net income	17,464	55,143
Net income allocated to noncontrolling interest	(5,765)	(10,244)
Net income attributed to SIR	$11,699	$44,899

Weighted average common shares outstanding (basic)	89,393	89,388
Weighted average common shares outstanding (diluted)	89,416	89,398
Net income attributed to SIR per common share (basic and diluted)	$0.13	$0.50

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with our condensed consolidated financial statements and accompanying notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our 2018 Annual Report.

OVERVIEW (dollars in thousands, except per share data)

We are a REIT organized under Maryland law. As of June 30, 2019, our wholly owned properties were comprised of 209 properties and we had a noncontrolling ownership interest in three properties totaling 443,867 rentable square feet through two unconsolidated joint ventures in which we own 50% and 51% interests. As of June 30, 2019, our properties are located in 38 states and the District of Columbia and contain approximately 29.3 million rentable square feet. As of June 30, 2019, our properties were leased to 410 different tenants, with a weighted average remaining lease term (based on annualized rental income) of approximately 5.8 years. The U.S. Government is our largest tenant by annualized rental income and represents approximately 25.6% of our annualized rental income as of June 30, 2019. The term annualized rental income as used herein is defined as the annualized contractual base rents from our tenants pursuant to our lease agreements as of the measurement date, plus straight line rent adjustments and estimated recurring expense reimbursements to be paid to us, and excluding lease value amortization.

Merger with Select Income REIT
On December 31, 2018, we acquired SIR pursuant to the Merger Agreement, as a result of which we acquired 99 properties with approximately 16.5 million rentable square feet. The aggregate transaction value for the Merger was $2,415,053, excluding closing costs of $27,497 ($14,508 of which was paid by us and $12,989 of which was paid by SIR) and including the repayment or assumption of $1,719,772 of SIR debt.
As a condition of the Merger, on October 9, 2018, we sold all 24,918,421 common shares of SIR we then owned in the Secondary Sale at a price to the public of $18.25 per share, raising net proceeds of $435,125, after deducting underwriting discounts and offering expenses.

Property Operations

Unless otherwise noted, the data presented in this section include properties classified as held for sale as of June 30, 2019 and exclude three properties owned by two unconsolidated joint ventures in which we own 51% and 50% interests. See Note 4 to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information regarding our properties classified as held for sale and our unconsolidated joint ventures.

As of June 30, 2019, 91.6% of our rentable square feet was leased, compared to 94.0% of our rentable square feet as of June 30, 2018. Occupancy data for our properties as of June 30, 2019 and 2018 was as follows (square feet in thousands):

	All Properties (1)		Comparable Properties (2)
	June 30,		June 30,
	2019	2018	2019	2018
Total properties (3)	209	164	112	112
Total rentable square feet (3)(4)	29,309	17,046	13,474	13,474
Percent leased (5)	91.6%	94.0%	92.9%	94.3%

(1)	Based on properties we owned on June 30, 2019 and 2018, respectively.

(2)	Based on properties we owned continuously since January 1, 2018.

(3)	Includes one leasable land parcel as of June 30, 2019.

(4)	Subject to changes when space is remeasured or reconfigured for tenants.

(5)
Percent leased includes (i) space being fitted out for tenant occupancy pursuant to our lease agreements, if any, and (ii) space which is leased, but is not occupied or is being offered for sublease by tenants, if any, as of the measurement date.

The average effective rental rate per square foot for our properties for the three and six months ended June 30, 2019 and 2018 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Average effective rental rate per square foot (1):
All properties (2)	$26.37	$26.87	$26.20	$26.76
Comparable properties (3)	$28.55	$28.96	$28.48	$28.75

(1)	Average effective rental rate per square foot represents annualized total rental income during the period specified divided by the average rentable square feet leased during the period specified.

(2)	Based on properties we owned on June 30, 2019 and 2018, respectively.

(3)	Based on properties we owned continuously since April 1, 2018 and January 1, 2018, respectively.

During the three and six months ended June 30, 2019, changes in rentable square feet leased and available for lease at our properties were as follows (square feet in thousands):

	Three Months Ended June 30, 2019			Six Months Ended June 30, 2019
	Leased	Available for Lease	Total	Leased	Available for Lease	Total
Beginning of period	26,994	3,140	30,134	29,024	2,876	31,900
Changes resulting from:
Disposition of properties	(90)	(735)	(825)	(1,601)	(989)	(2,590)
Lease expirations	(615)	615	—	(1,959)	1,959	—
Lease renewals (1)	449	(449)	—	1,153	(1,153)	—
New leases (1)	122	(122)	—	243	(243)	—
Remeasurements (2)	—	—	—	—	(1)	(1)
End of period	26,860	2,449	29,309	26,860	2,449	29,309

(1)	Based on leases entered during the three and six months ended June 30, 2019.

(2)	Rentable square feet are subject to changes when space is remeasured or reconfigured for tenants.

Leases at our properties totaling approximately 0.6 million and 2.0 million rentable square feet expired during the three and six months ended June 30, 2019, respectively. During the three and six months ended June 30, 2019, we entered leases totaling approximately 0.6 million and 1.4 million rentable square feet, respectively, including lease renewals of approximately 0.4 million and 1.2 million rentable square feet, respectively, and new leases of approximately 0.1 million and 0.2 million rentable square feet, respectively. The weighted (by rentable square feet) average lease term for new and renewal leases entered during the three and six months ended June 30, 2019 was 6.7 and 7.2 years, respectively.

During the three and six months ended June 30, 2019, changes in effective rental rates per square foot achieved for new leases and lease renewals at our properties that commenced during the three and six months ended June 30, 2019, when compared to prior effective rental rates per square foot in effect for the same space (and excluding space acquired vacant), were as follows (square feet in thousands):

	Three Months Ended June 30, 2019			Six Months Ended June 30, 2019
	Old Effective Rent Per Square Foot (1)	New Effective Rent Per Square Foot (1)	Rentable Square Feet	Old Effective Rent Per Square Foot (1)	New Effective Rent Per Square Foot (1)	Rentable Square Feet
New leases	$31.79	$33.58	73	$31.73	$32.68	114
Lease renewals	$31.83	$30.64	428	$34.23	$36.42	1,189
Total leasing activity	$31.83	$31.07	501	$34.01	$36.10	1,303

(1)
Effective rental rate includes contractual base rents from our tenants pursuant to our lease agreements, plus straight line rent adjustments and estimated expense reimbursements to be paid to us, and excluding lease value amortization.

During the three and six months ended June 30, 2019, commitments made for expenditures, such as tenant improvements and leasing costs, in connection with leasing space at our properties were as follows (square feet in thousands):

	Three Months Ended June 30, 2019
	New Leases	Renewals	Total
Rentable square feet leased	122	449	571
Tenant leasing costs and concession commitments (1)	$8,709	$6,668	$15,377
Tenant leasing costs and concession commitments per rentable square foot (1)	$71.66	$14.84	$26.94
Weighted (by square feet) average lease term (years)	8.0	6.4	6.7
Total leasing costs and concession commitments per rentable square foot per year (1)	$8.92	$2.34	$4.01

	Six Months Ended June 30, 2019
	New Leases	Renewals	Total
Rentable square feet leased	243	1,153	1,396
Tenant leasing costs and concession commitments (1)	$22,300	$21,881	$44,181
Tenant leasing costs and concession commitments per rentable square foot (1)	$91.82	$18.97	$31.64
Weighted (by square feet) average lease term (years)	8.4	6.9	7.2
Total leasing costs and concession commitments per rentable square foot per year (1)	$10.94	$2.75	$4.42

(1)	Includes commitments made for leasing expenditures and concessions, such as tenant improvements, leasing commissions, tenant reimbursements and free rent.

During the three and six months ended June 30, 2019 and 2018, amounts capitalized at our properties for tenant improvements, leasing costs, building improvements and development and redevelopment activities were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Tenant improvements (1)	$7,123	$3,854	$12,035	$6,697
Leasing costs (2)	6,760	1,626	14,085	3,612
Building improvements (3)	7,317	4,048	11,625	6,755
Recurring capital expenditures	21,200	9,528	37,745	17,064
Development, redevelopment and other activities (4)	959	734	1,185	2,150
Total capital expenditures	$22,159	$10,262	$38,930	$19,214

(1)	Tenant improvements include capital expenditures used to improve tenants’ space or amounts paid directly to tenants to improve their space.

(2)	Leasing costs include leasing related costs, such as brokerage commissions and other tenant inducements.

(3)	Building improvements generally include expenditures to replace obsolete building components and expenditures that extend the useful life of existing assets.

(4)
Development, redevelopment and other activities generally include (i) capital expenditures that are identified at the time of a property acquisition and incurred within a short time period after acquiring the property, and (ii) capital expenditure projects that reposition a property or result in new sources of revenue.

As of June 30, 2019, we have estimated unspent leasing related obligations of $61,283.

As of June 30, 2019, we had leases at our properties totaling approximately 2,500,000 rentable square feet that were scheduled to expire through June 30, 2020. As of August 1, 2019, tenants with leases totaling approximately 700,000 rentable square feet that are scheduled to expire through June 30, 2020, have notified us that they do not plan to renew their leases upon expiration and we cannot be sure as to whether other tenants may or may not renew their leases upon expiration. Based upon current market conditions and tenant negotiations for leases scheduled to expire through June 30, 2020, we expect that the rental rates we are likely to achieve on new or renewed leases for space under leases expiring through June 30, 2020 will, in the aggregate and on a weighted (by annualized revenues) average basis, be approximately equivalent to the rates currently being paid, thereby generally resulting in unchanged rent from the same space. We cannot be sure of the rental rates which will result from our ongoing negotiations regarding lease renewals or any new or renewed leases we may enter; also, we may experience material declines in our rental income due to vacancies upon lease expirations or early terminations. Prevailing market conditions and government and other tenants' needs at the time we negotiate and enter leases or lease renewals will generally determine rental rates and demand for leased space at our properties, and market conditions and our other tenants' needs are beyond our control. Whenever we extend, renew or enter into new leases for our properties, we intend to seek rents which are equal to or higher than our historical rents for the same properties; however, our ability to maintain or increase the rents for our current properties will depend in large part upon market conditions, which are beyond our control.

As shown below, approximately 6.6% of our total rented square feet and approximately 8.0% of our total annualized rental income as of June 30, 2019 are from leases scheduled to expire by December 31, 2019. As of June 30, 2019, lease expirations at our properties by year are as follows (square feet in thousands):

Year (1)	Number of Leases Expiring	Leased Square Feet Expiring (2)	Percent of Total	Cumulative Percent of Total	Annualized Rental Income Expiring	Percent of Total	Cumulative Percent of Total
2019	49	1,770	6.6%	6.6%	$52,762	8.0%	8.0%
2020	69	1,619	6.0%	12.6%	43,054	6.5%	14.5%
2021	69	1,991	7.4%	20.0%	46,156	7.0%	21.5%
2022	86	2,378	8.9%	28.9%	61,304	9.3%	30.8%
2023	64	2,866	10.7%	39.6%	72,073	10.9%	41.7%
2024	61	3,725	13.9%	53.5%	95,088	14.4%	56.1%
2025	36	2,042	7.6%	61.1%	44,467	6.7%	62.8%
2026	28	1,911	7.1%	68.2%	49,628	7.5%	70.3%
2027	28	1,999	7.4%	75.6%	49,073	7.4%	77.7%
2028 and thereafter	53	6,559	24.4%	100.0%	148,164	22.3%	100.0%
Total	543	26,860	100.0%		$661,769	100.0%

Weighted average remaining lease term (in years)		6.0			5.8

(1)
The year of lease expiration is pursuant to current contract terms. Some tenants have the right to vacate their space before the stated expirations of their leases. As of June 30, 2019, tenants occupying approximately 9.3% of our rentable square feet and responsible for approximately 5.8% of our annualized rental income as of June 30, 2019 currently have exercisable rights to terminate their leases before the stated terms of their leases expire. Also, in 2019, 2020, 2021, 2022, 2023, 2024, 2025, 2026, 2027, 2028, 2030 and 2034, early termination rights become exercisable by other tenants who currently occupy an additional approximately 0.8%, 5.0%, 1.3%, 2.2%, 0.2%, 0.9%, 1.8%, 0.8%, 0.5%, 0.8%, 0.1% and 0.1% of our rentable square feet, respectively, and contribute an additional approximately 0.8%, 6.5%, 1.5%, 2.1%, 0.3%, 1.4%, 3.2%, 1.1%, 0.6%, 1.0%, 0.1% and 0.0% of our annualized rental income, respectively, as of June 30, 2019. In addition, as of June 30, 2019, 17 of our tenants currently have exercisable rights to terminate their leases if the legislature or other funding authority does not appropriate rent amounts in their respective annual budgets. These 17 tenants occupy approximately 6.1% of our rentable square feet and contribute approximately 7.0% of our annualized rental income as of June 30, 2019.

(2)
Leased square feet is pursuant to leases existing as of June 30, 2019, and includes (i) space being fitted out for tenant occupancy pursuant to our lease agreements, if any, and (ii) space which is leased, but is not occupied or is being offered for sublease by tenants, if any. Square feet measurements are subject to changes when space is remeasured or reconfigured for new tenants.

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

As of June 30, 2019, we derive 23.8% of our annualized rental income from our properties located in the metropolitan Washington, D.C. market area, which includes Washington, D.C., Northern Virginia and suburban Maryland. A downturn in economic conditions in this area could result in reduced demand from tenants for our properties or reduce the rents that our tenants in this area are willing to pay when our leases expire or terminate and when renewal or new terms are negotiated. Additionally, in recent years there has been a decrease in demand for new leased space by the U.S. Government in the metropolitan Washington, D.C. market area, and that could increase competition for government tenants and adversely affect our ability to retain government tenants when our leases expire.

Our manager, RMR LLC, employs a tenant review process for us. RMR LLC assesses tenants on an individual basis and does not employ a standardized set of credit criteria. In general, depending on facts and circumstances, RMR LLC evaluates the creditworthiness of a tenant based on information concerning the tenant that is provided by the tenant and, in some cases, information that is publicly available or obtained from third party sources. RMR LLC also often uses a third party service to monitor the credit ratings of debt securities of our existing tenants whose debt securities are rated by a nationally recognized credit rating agency. We consider investment grade tenants to include: (a) investment grade rated tenants; (b) tenants with investment grade rated parent entities that guarantee the tenant's lease obligations; and/or (c) tenants with investment grade rated parent entities that do not guarantee the tenant's lease obligations. As of June 30, 2019, tenants contributing 56.6% of annualized rental income were investment grade rated (or their payment obligations were guaranteed by an investment grade rated parent) and tenants contributing an additional 8.6% of annualized rental income were subsidiaries of an investment grade rated parent (although these parent entities were not liable for the payment of rents).

As of June 30, 2019, tenants representing 1% or more of our total annualized rental income were as follows:

	Tenant	Credit Rating	Annualized Rental Income	% of Total Annualized Rental Income
1	U.S. Government	Investment Grade	$169,225	25.6%
2	State of California	Investment Grade	19,040	2.9%
3	Shook, Hardy & Bacon L.L.P.	Not Rated	18,854	2.9%
4	Bank of America Corporation	Investment Grade	16,604	2.5%
5	F5 Networks, Inc.	Not Rated	14,416	2.2%
6	Noble Energy, Inc.	Investment Grade	14,149	2.1%
7	Marathon Petroleum Corp.	Investment Grade	14,141	2.1%
8	WestRock Co.	Investment Grade	12,842	1.9%
9	CareFirst Inc.	Non Investment Grade	11,619	1.8%
10	Northrop Grumman Corporation	Investment Grade	11,346	1.7%
11	Tyson Foods, Inc.	Investment Grade	10,253	1.5%
12	Technicolor SA	Non Investment Grade	10,034	1.5%
13	Commonwealth of Massachusetts	Investment Grade	9,693	1.5%
14	Micro Focus International plc	Non Investment Grade	8,710	1.3%
15	CommScope Holding Company, Inc.	Non Investment Grade	7,931	1.2%
16	PNC Bank	Investment Grade	6,897	1.1%
17	State of Georgia	Investment Grade	6,790	1.0%
	Total		$362,544	54.8%

Disposition Activities

During the six months ended June 30, 2019, we sold 38 properties with a combined 2.6 million rentable square feet for an aggregate sale price of $297.5 million, excluding closing costs. In July 2019, we sold one property in San Jose, CA containing 0.1 million rentable square feet for $14.0 million, excluding closing costs, and one property in Nashua, NH containing 0.3 million rentable square feet for $25.0 million, excluding closing costs. As of August 1, 2019, we have entered into agreements to sell an additional 14 properties containing a combined 2.4 million rentable square feet for an aggregate sales price of $347.3 million, excluding closing costs.

In addition, we are currently marketing an additional 16 properties with approximately 1.6 million rentable square feet and expect to enter into agreements to sell these properties by the end of 2019. Upon completion of our dispositions, we expect to turn our attention to accretively growing our property portfolio. We cannot be sure we will sell any properties we are marketing for prices in excess of their carrying values or otherwise. In addition, our pending sales are subject to conditions; accordingly, we cannot be sure that we will complete these sales or that these sales will not be delayed or their terms will not change.

For more information about our disposition activities, please see Note 4 to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Acquisition Activities

In July 2019, we entered into an agreement to acquire a land parcel near one of our properties located in Boston, MA for $2.9 million, excluding acquisition related costs.

Financing Activities

In March 2019, we repaid at maturity, at par plus accrued interest, a mortgage note secured by one property with an outstanding principal balance of $7.9 million using cash on hand.

During the six months ended June 30, 2019, we repaid (i) the remaining principal balance outstanding of $88.0 million on our unsecured term loan due in 2022 without penalty, (ii) $130.0 million of the principal balance outstanding on our unsecured term loan due in 2020, and (iii) $110.0 million on our revolving credit facility, in each case using cash on hand and proceeds from the sale of properties.

On July 1, 2019, we sold all the shares of class A common stock of RMR Inc. we owned in an underwritten public offering at a price to the public of $40.00 per share pursuant to an underwriting agreement among us, RMR Inc., certain other REITs managed by RMR LLC that also sold their class A common stock of RMR Inc. in the offering, and the underwriters named therein. We received net proceeds of $105.0 million from this sale, after deducting the underwriting discounts and commissions and before other offering expenses that we used to repay an additional $105.0 million under our unsecured term loan due in 2020.

On July 15, 2019, we redeemed, at par plus accrued interest, all $350.0 million of our 3.75% senior unsecured notes due 2019 using cash on hand and borrowings under our revolving credit facility.

Segment Information

We operate in one business segment: ownership of real estate properties.

RESULTS OF OPERATIONS (amounts in thousands, except per share amounts)

Three Months Ended June 30, 2019, Compared to Three Months Ended June 30, 2018

					Acquired Properties		Disposed Properties
					Results (2)		Results (3)
	Comparable Properties Results (1)				Three Months Ended		Three Months Ended		Consolidated Results
	Three Months Ended June 30,				June 30,		June 30,		Three Months Ended June 30,
			$	%							$	%
	2019	2018	Change	Change	2019	2018	2019	2018	2019	2018	Change	Change
Rental income	$88,004	$90,634	$(2,630)	(2.9%)	$87,369	$—	$659	$17,451	$176,032	$108,085	$67,947	62.9%
Operating expenses:
Real estate taxes	10,871	10,448	423	4.0%	7,222	—	54	1,917	18,147	12,365	5,782	46.8%
Utility expenses	4,985	5,332	(347)	(6.5%)	2,451	—	34	686	7,470	6,018	1,452	24.1%
Other operating expenses	19,235	18,551	684	3.7%	10,177	—	280	3,048	29,692	21,599	8,093	37.5%
Total operating expenses	35,091	34,331	760	2.2%	19,850	—	368	5,651	55,309	39,982	15,327	38.3%
Net operating income (4)	$52,913	$56,303	$(3,390)	(6.0%)	$67,519	$—	$291	$11,800	120,723	68,103	52,620	77.3%

Other expenses:
Depreciation and amortization									73,913	42,671	31,242	73.2%
Loss on impairment of real estate									2,380	(316)	2,696	nm
Acquisition and transaction related costs									98	—	98	nm
General and administrative									8,744	4,449	4,295	96.5%
Total other expenses									85,135	46,804	38,331	81.9%
Gain (loss) on sale of real restate									(17)	17,329	(17,346)	nm
Dividend income									980	304	676	nm
Unrealized gain (loss) on equity securities									(66,135)	10,321	(76,456)	nm
Interest income									241	149	92	61.7%
Interest expense									(35,348)	(23,304)	(12,044)	51.7%
Loss on early extinguishment of debt									(71)	—	(71)	nm
Income (loss) from continuing operations before income tax benefit (expense) and equity in net losses of investees									(64,762)	26,098	(90,860)	nm
Income tax benefit (expense)									130	(83)	213	(256.6%)
Equity in net losses of investees									(142)	(629)	487	(77.4%)
Income (loss) from continuing operations									(64,774)	25,386	(90,160)	nm
Income from discontinued operations									—	4,309	(4,309)	(100.0%)
Net income (loss)									(64,774)	29,695	(94,469)	nm
Preferred units of limited partnership distributions									—	(93)	93	(100.0%)
Net income (loss) available for common shareholders									$(64,774)	$29,602	$(94,376)	nm

Weighted average common shares outstanding (basic)									48,049	24,763	23,286	94.0%
Weighted average common shares outstanding (diluted)									48,049	24,766	23,283	94.0%

Per common share amounts (basic and diluted):
Income (loss) from continuing operations									$(1.35)	$1.02	$(2.37)	(232.4%)
Income from discontinued operations									$—	$0.17	$(0.17)	(100.0%)
Net income (loss) available for common shareholders									$(1.35)	$1.20	$(2.55)	(212.5%)

(1)	Comparable properties consist of 112 properties we owned continuously since April 1, 2018.

(2)	Acquired properties consist of 97 properties we acquired since April 1, 2018 and which we owned as of June 30, 2019. On December 31, 2018, we acquired these properties in connection with the Merger.

(3)
Disposed properties consist of 34 properties we sold in February 2019, one property we sold in March 2019, two properties we sold in May 2019, one property we sold in June 2019 and 18 properties we sold during the period from April 1, 2018 to December 31, 2018.

(4)	Our definition of Property NOI and our reconciliation of net income (loss) to Property NOI are included below under the heading “Non-GAAP Financial Measures."

We refer to the 112 properties we owned continuously since April 1, 2018 as the comparable properties. We refer to the 97 properties we acquired during the period from April 1, 2018 to June 30, 2019 as the acquired properties. We refer to the 56 properties we sold during the period from April 1, 2018 to June 30, 2019 as the disposed properties.

Our condensed consolidated statements of comprehensive income (loss) for the three months ended June 30, 2019 include the operating results of the acquired properties for the entire period, as we acquired those properties on December 31, 2018 in connection with the Merger and include the operating results of three of the disposed properties for less than the entire period, as we sold those properties during the three months ended June 30, 2019. Our condensed consolidated statements of comprehensive income (loss) for the three months ended June 30, 2018 exclude the operating results of the acquired properties for the entire period, as we acquired those properties after June 30, 2018 and include the operating results of 54 of the disposed properties for the entire period as we sold those properties after June 30, 2018 and the operating results of two disposed properties for less than the entire period as we sold these properties during the three months ended June 30, 2018.

References to changes in the income and expense categories below relate to the comparison of consolidated results for the three month period ended June 30, 2019, compared to the three month period ended June 30, 2018.

Rental income. The increase in rental income reflects an increase in rental income associated with the acquired properties, partially offset by a decrease in rental income from the comparable properties and the disposed properties. Rental income for the comparable properties declined $2,630 primarily due to reductions in occupied space at certain of our properties. Rental income increased $87,369 as a result of the acquired properties, which includes $7,642 of termination fee revenue recorded at one property. Rental income declined $16,792 as a result of the disposed properties. Rental income includes non-cash straight line rent adjustments totaling $5,667 in the 2019 period and $2,744 in the 2018 period, and amortization of acquired leases and assumed lease obligations totaling $(1,446) in the 2019 period and $(753) in the 2018 period.

Real estate taxes. The increase in real estate taxes reflects an increase in real estate taxes associated with the acquired properties and the comparable properties, partially offset by a decrease in real estate taxes for the disposed properties. Real estate taxes for the comparable properties increased $423 due primarily to the effect of higher real estate tax rates and valuation assessments at two properties, as well as a real estate tax refund received for one property in the 2018 period. Real estate taxes increased $7,222 as a result of the acquired properties. Real estate taxes declined $1,863 as a result of the disposed properties.

Utility expenses. The increase in utility expenses reflects an increase in utility expenses associated with the acquired properties, partially offset by a decrease in utility expenses for the comparable properties and the disposed properties. Utility expenses at the comparable properties decreased $347 primarily due to a decrease in electricity and water usage and rates at certain of our properties during the 2019 period. Utility expenses increased $2,451 as a result of the acquired properties. Utility expenses declined $652 as a result of the disposed properties.

Other operating expenses. Other operating expenses consist of salaries and benefit costs of property level personnel, repairs and maintenance expense, cleaning expense, other direct costs of operating our properties and property management fees. The increase in other operating expenses reflects an increase in other operating expenses associated with the acquired properties as well as an increase at the comparable properties, partially offset by a decrease in other operating expenses for the disposed properties. Other operating expenses increased $10,177 as a result of the acquired properties and were partially offset by the impact of a $2,768 decrease as a result of the disposed properties. Other operating expenses increased $684 at the comparable properties primarily as a result of repairs and maintenance costs during the 2019 period.

Depreciation and amortization. The increase in depreciation and amortization reflects the effect of the acquired properties and the effect of improvements made to certain of the comparable properties, partially offset by the effect of certain assets becoming fully depreciated and the disposed properties. Depreciation and amortization increased $43,399 as a result of the acquired properties. Depreciation and amortization at the comparable properties decreased $3,106 due primarily to certain leasing related assets becoming fully depreciated after April 1, 2018, partially offset by depreciation and amortization of improvements made to certain of our properties after April 1, 2018. Depreciation and amortization declined $9,051 as a result of the disposed properties.

Loss on impairment of real estate. We recorded a $2,380 loss on impairment of real estate in the 2019 period to reduce the carrying value of one property to its estimated fair value less costs to sell. We recorded a $322 adjustment to increase the carrying value of one property we removed from held for sale status in the 2018 period to its estimated fair value, partially offset by a $6 adjustment to reduce the carrying value of one property to its estimated fair value less costs to sell.

Acquisition and transaction related costs. Acquisition and transaction related costs in the 2019 period consist of certain post-Merger activity costs incurred in connection with the Merger and other related transactions. For further information regarding the Merger and other related transactions, see Note 4 to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

General and administrative. General and administrative expenses consist of fees pursuant to our business management agreement, equity compensation expense, legal and accounting fees, Trustees’ fees and expenses, securities listing and transfer agency fees and other costs relating to our status as a publicly traded company. The increase in general and administrative expenses in the 2019 period primarily reflects increases in business management fees as a result of the Merger as well as a reduction in business management incentive fees recorded in the 2018 period.

Gain (loss) on sale of real estate. We recorded a $17,329 gain on sale of real estate resulting from the sale of one property during the 2018 period.

Dividend income. Dividend income consists of dividends received from our investment in RMR Inc. The increase in dividend income in the 2019 period is a result of the additional shares of class A common stock of RMR Inc. SIR owned which we acquired as result of the Merger and a higher dividend rate paid by RMR Inc.

Unrealized gain (loss) on equity securities. Unrealized gain (loss) on equity securities represents the unrealized gain or loss to adjust our investment in RMR Inc. to its fair value.

Interest income. The increase in interest income is primarily the result of higher cash balances in the 2019 period compared to the 2018 period.

Interest expense. The increase in interest expense reflects higher average outstanding debt balances primarily as a result of the debt assumed in conjunction with the Merger and higher weighted average interest rates on borrowings during the 2019 period compared to the 2018 period.

Loss on early extinguishment of debt. We recorded a loss on early extinguishment of debt of $71 in the 2019 period from the write-off of debt issuance costs associated with the partial repayment of our unsecured term loan.

Income tax benefit (expense). Income tax benefit (expense) is the result of operating income we earned in certain jurisdictions that is subject to state income taxes.

Equity in net losses of investees. Equity in net losses of investees represents our proportionate share of earnings and losses from our investments in AIC and two unconsolidated joint ventures.

Income from discontinued operations. Income from discontinued operations in the 2018 period consists of our proportionate share of earnings from our previous investment in SIR. See Note 12 to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, for further information about our equity method investment in SIR.

Preferred units of limited partnership distributions. Preferred units of limited partnership distributions in the 2018 period represent distributions to the holders of the previously outstanding 5.5% Series A Cumulative Preferred Units of one of our subsidiaries.

Weighted average common shares outstanding. The increase in weighted average common shares outstanding primarily reflects shares that were outstanding for part or all of the quarter ended June 30, 2019, but not outstanding for any of the corresponding 2018 period, including shares issued in connection with the Merger on December 31, 2018.

Net income (loss) and net income (loss) available for common shareholders. Our net income (loss), net income (loss) available for common shareholders and net income (loss) available for common shareholders per basic and diluted common share decreased in the 2019 period compared to the 2018 period primarily as a result of the changes noted above.

RESULTS OF OPERATIONS (amounts in thousands, except per share amounts)

Six Months Ended June 30, 2019, Compared to Six Months Ended June 30, 2018

					Acquired Properties		Disposed Properties
					Results (2)		Results (3)
	Comparable Properties Results (1)				Six Months Ended		Six Months Ended		Consolidated Results
	Six Months Ended June 30,				June 30,		June 30,		Six Months Ended June 30,
			$	%							$	%
	2019	2018	Change	Change	2019	2018	2019	2018	2019	2018	Change	Change
Rental income	$175,520	$180,033	$(4,513)	(2.5%)	$168,465	$—	$6,824	$36,769	$350,809	$216,802	$134,007	61.8%
Operating expenses:
Real estate taxes	21,114	21,095	19	0.1%	14,608	—	817	4,235	36,539	25,330	11,209	44.3%
Utility expenses	11,069	11,283	(214)	(1.9%)	5,347	—	435	1,424	16,851	12,707	4,144	32.6%
Other operating expenses	38,071	37,362	709	1.9%	20,187	—	1,570	7,074	59,828	44,436	15,392	34.6%
Total operating expenses	70,254	69,740	514	0.7%	40,142	—	2,822	12,733	113,218	82,473	30,745	37.3%
Net operating income (4)	$105,266	$110,293	$(5,027)	(4.6%)	$128,323	$—	$4,002	$24,036	237,591	134,329	103,262	76.9%

Other expenses:
Depreciation and amortization									151,434	86,875	64,559	74.3%
Loss on impairment of real estate									5,584	5,800	(216)	(3.7%)
Acquisition and transaction related costs									682	—	682	nm
General and administrative									17,467	14,055	3,412	24.3%
Total other expenses									175,167	106,730	68,437	64.1%
Gain on sale of real estate									22,075	17,329	4,746	27.4%
Dividend income									1,960	608	1,352	222.4%
Unrealized gain (loss) on equity securities									(44,007)	23,252	(67,259)	nm
Interest income									489	265	224	84.5%
Interest expense									(72,481)	(46,070)	(26,411)	57.3%
Loss on early extinguishment of debt									(485)	—	(485)	nm
Income (loss) from continuing operations before income tax expense and equity in net losses of investees									(30,025)	22,983	(53,008)	(230.6%)
Income tax expense									(353)	(115)	(238)	207.0%
Equity in net losses of investees									(377)	(1,206)	829	(68.7%)
Income (loss) from continuing operations									(30,755)	21,662	(52,417)	(242.0%)
Income from discontinued operations									—	14,598	(14,598)	(100.0%)
Net income (loss)									(30,755)	36,260	(67,015)	(184.8%)
Preferred units of limited partnership distributions									—	(371)	371	(100.0)%
Net income (loss) available for common shareholders									$(30,755)	$35,889	$(66,644)	(185.7%)

Weighted average common shares outstanding (basic)									48,040	24,762	23,278	94.0%
Weighted average common shares outstanding (diluted)									48,040	24,763	23,277	94.0%

Per common share amounts (basic and diluted):
Income (loss) from continuing operations									$(0.64)	$0.86	$(1.50)	(174.4%)
Income from discontinued operations									$—	$0.59	$(0.59)	(100.0%)
Net income (loss) available for common shareholders									$(0.64)	$1.45	$(2.09)	(144.1%)

(1)	Comparable properties consist of 112 properties we owned continuously since January 1, 2018.

(2)	Acquired properties consist of 97 properties we acquired since January 1, 2018. On December 31, 2018, we acquired these properties in connection with the Merger.

(3)
Disposed properties consist of 34 properties we sold in February 2019, one property we sold in March 2019, two properties we sold in May 2019, one property we sold in June 2019 and 19 properties we sold during 2018.

(4)	Our definition of Property NOI and our reconciliation of net income (loss) to Property NOI are included below under the heading “Non-GAAP Financial Measures."

We refer to the 112 properties we owned continuously since January 1, 2018 as the comparable properties. We refer to the 97 properties we acquired during the period from January 1, 2018 to June 30, 2019 as the acquired properties. We refer to the 57 properties we sold during the period from January 1, 2018 to June 30, 2019 as the disposed properties.

Our condensed consolidated statements of comprehensive income (loss) for the six months ended June 30, 2019 include the operating results of the acquired properties for the entire period, as we acquired those properties on December 31, 2018 in connection with the Merger and include the operating results of 38 of the disposed properties for less than the entire period, as we sold those properties during the six months ended June 30, 2019. Our condensed consolidated statements of comprehensive income (loss) for the six months ended June 30, 2018 exclude the operating results of the acquired properties for the entire period, as we acquired those properties after June 30, 2018 and include the operating results of 54 of the disposed properties for the entire period as we sold those properties after June 30, 2018, and the operating results of three disposed properties for less than the entire period as we sold these properties during the six months ended June 30, 2018.

References to changes in the income and expense categories below relate to the comparison of consolidated results for the six months ended June 30, 2019, compared to the six month period ended June 30, 2018.

Rental income. The increase in rental income reflects an increase in rental income associated with the acquired properties, partially offset by a decrease in rental income from the comparable properties and the disposed properties. Rental income for the comparable properties declined $4,513 primarily due to reductions in occupied space at certain of our properties. Rental income increased $168,465 as a result of the acquired properties, which includes $7,642 of termination fee revenue recorded at one property. Rental income declined $29,945 as a result of the disposed properties. Rental income includes non-cash straight line rent adjustments totaling $12,461 in the 2019 period and $5,835 in the 2018 period, and amortization of acquired leases and assumed lease obligations totaling $(2,593) in the 2019 period and $(1,588) in the 2018 period.

Real estate taxes. The increase in real estate taxes reflects an increase in real estate taxes associated with the acquired properties and the comparable properties, partially offset by a decrease in real estate taxes for the disposed properties. Real estate taxes for the comparable properties increased $19 due primarily to the effect of marginally higher real estate tax rates and valuation assessments at certain of our properties in the 2019 period. Real estate taxes increased $14,608 as a result of the acquired properties. Real estate taxes declined $3,418 as a result of the disposed properties.

Utility expenses. The increase in utility expenses reflects an increase in utility expenses associated with the acquired properties, partially offset by a decrease in utility expenses for the comparable properties and the disposed properties. Utility expenses at comparable properties decreased $214 primarily due to a decrease in electricity and water usage and rates at certain of our properties during the 2019 period. Utility expenses increased $5,347 as a result of the acquired properties. Utility expenses declined $989 as a result of the disposed properties.

Other operating expenses. The increase in other operating expenses reflects an increase in other operating expenses associated with the acquired properties as well as an increase at the comparable properties, partially offset by a decrease in other operating expenses for the disposed properties. Other operating expenses at the comparable properties increased $709 primarily as a result of higher snow removal and repairs and maintenance costs during the 2019 period. Other operating expenses increased $20,187 as a result of the acquired properties. Other operating expenses declined $5,504 as a result of the disposed properties.

Depreciation and amortization. The increase in depreciation and amortization reflects the effect of the acquired properties and the effect of improvements made to certain of the comparable properties, partially offset by the effect of certain assets becoming fully depreciated and the disposed properties. Depreciation and amortization increased $88,906 as a result of the acquired properties. Depreciation and amortization at the comparable properties decreased $5,290 due primarily to certain leasing related assets becoming fully depreciated after January 1, 2018, partially offset by depreciation and amortization of improvements made to certain of our properties after January 1, 2018. Depreciation and amortization declined $19,057 as a result of the disposed properties.

Loss on impairment of real estate. We recorded a $5,137 loss on impairment of real estate in the 2019 period to reduce the carrying value of one property to its estimated fair value less costs to sell and a $447 loss on impairment of real estate related to the disposal of a property portfolio consisting of 34 properties. We recorded a $6,122 loss on impairment of real estate in the 2018 period to reduce the carrying value of four properties to their estimated fair value less costs to sell, offset by an adjustment of $322 to increase the carrying value of one property removed from held for sale status to its estimated fair value.

Acquisition and transaction related costs. Acquisition and transaction related costs in the 2019 period consist of certain post-Merger activity costs incurred in connection with the Merger and other related transactions. For further information regarding the Merger and other related transactions, see Note 4 to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

General and administrative. The increase in general and administrative expenses in the 2019 period primarily reflects increases in business management fees as a result of the Merger and equity compensation expense.

Gain on sale of real estate. We recorded a $22,075 gain on sale of real estate in 2019 resulting from the sale of one property in the 2019 period. We recorded a $17,329 gain on the sale of real estate in 2018 resulting from the sale of one property in the 2018 period.

Dividend income. The increase in dividend income in the 2019 period is a result of the additional shares of class A common stock of RMR Inc. SIR owned which we acquired as result of the Merger and a higher dividend rate paid by RMR Inc.

Unrealized gain (loss) on equity securities. Unrealized gain (loss) on equity securities represents the unrealized gain or loss to adjust our investment in RMR Inc. to its fair value.

Interest income. The increase in interest income is primarily the result of higher cash balances in the 2019 period compared to the 2018 period.

Interest expense. The increase in interest expense reflects higher average outstanding debt balances primarily as a result of the debt assumed in conjunction with the Merger and higher weighted average interest rates on borrowings during the 2019 period compared to the 2018 period.

Loss on early extinguishment of debt. We recorded a loss on early extinguishment of debt of $485 in the 2019 period from the write-off of debt issuance costs associated with the repayments on our unsecured term loans.

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

Income from discontinued operations. Income from discontinued operations in the 2018 period consists of our proportionate share of earnings from our previous investment in SIR. See Note 12 to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, for further information about our equity method investment in SIR.

Preferred units of limited partnership distributions. Preferred units of limited partnership distributions in the 2018 period represent distributions to the holders of the previously outstanding 5.5% Series A Cumulative Preferred Units of one of our subsidiaries.

Weighted average common shares outstanding. The increase in weighted average common shares outstanding primarily reflects shares that were outstanding for part or all of the six months ended June 30, 2019, but not outstanding for any of the corresponding 2018 period, including shares issued in connection with the Merger on December 31, 2018.

Net income (loss) and net income (loss) available for common shareholders. Our net income (loss), net income (loss) available for common shareholders and net income (loss) available for common shareholders per basic and diluted common share decreased in the 2019 period compared to the 2018 period primarily as a result of the changes noted above.

Non-GAAP Financial Measures

We present certain "non-GAAP financial measures" within the meaning of applicable Securities and Exchange Commission, or SEC, rules, including the calculations below of Property net operating income, or NOI, as well as funds from operations, or FFO, available to common shareholders, normalized funds from operations, or Normalized FFO, available to common shareholders, for the three and six months ended June 30, 2019 and 2018. These measures do not represent cash generated by operating activities in accordance with GAAP and should not be considered alternatives to income (loss) from continuing operations, net income (loss) or net income (loss) available to common shareholders as indicators of our operating performance or as measures of our liquidity. These measures should be considered in conjunction with income (loss) from continuing operations, net income (loss) and net income (loss) available to common shareholders as presented in our condensed consolidated statements of comprehensive income (loss). We consider these non-GAAP measures to be appropriate supplemental measures of operating performance for a REIT, along with income (loss) from continuing operations, net income (loss) and net income (loss) available for common shareholders. We believe these measures provide useful information to investors because by excluding the effects of certain historical amounts, such as depreciation and amortization expense, they may facilitate a comparison of our operating performance between periods and with other REITs and, in the case of Property NOI, reflecting only those income and expense items that are generated and incurred at the property level may help both investors and management to understand the operations of our properties.

Property Net Operating Income

The calculation of Property NOI excludes certain components of net income (loss) available for common shareholders in order to provide results that are more closely related to our property level results of operations. We calculate Property NOI as shown below. We define Property NOI as income from our rental of real estate less our property operating expenses. Property NOI excludes amortization of capitalized tenant improvement costs and leasing commissions that we record as depreciation and amortization expense. We use Property NOI to evaluate individual and company-wide property level performance. Other real estate companies and REITs may calculate Property NOI differently than we do.

The following table presents the reconciliation of net income (loss) available to common shareholders to Property NOI for the three and six months ended June 30, 2019 and 2018.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Reconciliation of Net Income (Loss) Available for Common Shareholders to Property NOI:
Net income (loss) available for common shareholders	$(64,774)	$29,602	$(30,755)	$35,889
Preferred units of limited partnership distributions	—	93	—	371
Net income (loss)	(64,774)	29,695	(30,755)	36,260
Income from discontinued operations	—	(4,309)	—	(14,598)
Income (loss) from continuing operations	(64,774)	25,386	(30,755)	21,662
Equity in net losses of investees	142	629	377	1,206
Income tax (benefit) expense	(130)	83	353	115
Loss on early extinguishment of debt	71	—	485	—
Interest expense	35,348	23,304	72,481	46,070
Interest income	(241)	(149)	(489)	(265)
Unrealized (gain) loss on equity securities	66,135	(10,321)	44,007	(23,252)
Dividend income	(980)	(304)	(1,960)	(608)
(Gain) loss on sale of real estate	17	(17,329)	(22,075)	(17,329)
General and administrative	8,744	4,449	17,467	14,055
Acquisition and transaction related costs	98	—	682	—
Loss on impairment of real estate	2,380	(316)	5,584	5,800
Depreciation and amortization	73,913	42,671	151,434	86,875
Property NOI	$120,723	$68,103	$237,591	$134,329

Funds From Operations and Normalized Funds From Operations Available to Common Shareholders

We calculate FFO available for common shareholders and Normalized FFO available for common shareholders as shown below. FFO available for common shareholders is calculated on the basis defined by The National Association of Real Estate Investment Trusts, which is net income (loss) available for common shareholders, calculated in accordance with GAAP, plus real estate depreciation and amortization of consolidated properties and our proportionate share of the real estate depreciation and amortization of unconsolidated joint venture properties, and the difference between FFO attributable to an equity investment and equity in earnings of SIR included in discontinued operations, but excluding impairment charges on and increases in the carrying value of real estate assets, any gain or loss on sale of real estate, as well as certain other adjustments currently not applicable to us. In calculating Normalized FFO available for common shareholders, we adjust for the items shown below and include business management incentive fees, if any, only in the fourth quarter versus the quarter when they are recognized as an expense in accordance with GAAP due to their quarterly volatility not necessarily being indicative of our core operating performance and the uncertainty as to whether any such business management incentive fees will be payable when all contingencies for determining such fees are known at the end of the calendar year. FFO available for common shareholders and Normalized FFO available for common shareholders are among the factors considered by our Board of Trustees when determining the amount of distributions to our shareholders. Other factors include, but are not limited to, requirements to maintain our qualification for taxation as a REIT, limitations in our credit agreement and public debt covenants, the availability to us of debt and equity capital, our expectation of our future capital requirements and operating performance and our expected needs for and availability of cash to pay our obligations. Other real estate companies and REITs may calculate FFO available for common shareholders and Normalized FFO available for common shareholders differently than we do.

The following table presents the reconciliation of net income (loss) available to common shareholders to FFO available for common shareholders and Normalized FFO available for common shareholders for the three and six months ended June 30, 2019 and 2018.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income (loss) available for common shareholders	$(64,774)	$29,602	$(30,755)	$35,889
Add (less): Depreciation and amortization:
Consolidated properties	73,913	42,671	151,434	86,875
Unconsolidated joint venture properties	1,410	2,185	3,161	4,370
FFO attributable to Select Income REIT	—	12,414	—	30,902
Loss on impairment of real estate	2,380	(316)	5,584	5,800
Equity in earnings from Select Income REIT included in discontinued operations	—	(4,301)	—	(14,590)
(Gain) loss on sale of real estate	17	(17,329)	(22,075)	(17,329)
Unrealized (gain) loss on equity securities	66,135	(10,321)	44,007	(23,252)
FFO available for common shareholders	79,081	54,605	151,356	108,665
Add (less): Acquisition and transaction related costs	98	—	682	—
Loss on early extinguishment of debt	71	—	485	—
Normalized FFO attributable to Select Income REIT	—	11,292	—	26,898
FFO attributable to Select Income REIT	—	(12,414)	—	(30,902)
Net gain on issuance of shares by Select Income REIT included in discontinued operations	—	(8)	—	(8)
Estimated business management incentive fees	—	(2,150)	—	737
Normalized FFO available for common shareholders	$79,250	$51,325	$152,523	$105,390

FFO per common share available for common shareholders (basic)	$1.65	$2.21	$3.15	$4.39
FFO per common share available for common shareholders (diluted)	$1.65	$2.20	$3.15	$4.39
Normalized FFO per common share available for common shareholders (basic and diluted)	$1.65	$2.07	$3.17	$4.26

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

As of December 31, 2018, including certain assets acquired from SIR in the Merger, we had identified approximately $700,000 of assets to be sold by us. As of August 1, 2019, we sold six properties for $138,000, we have entered agreements to sell 14 properties for $347,265 and we are actively marketing for sale an additional 16 properties. In addition, on July 1, 2019, we sold all of the approximately 2.8 million shares of class A common stock of RMR Inc. we owned, raising net proceeds of $105,040, after deducting the underwriting discounts and commissions and before other offering expenses. Our future cash flows from operating activities will depend primarily upon:

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

Following the Merger, we announced a regular quarterly distribution of $0.55 per common share ($2.20 per common share per year), based on a target payout ratio of 75% of projected cash available for distribution. We determine our distribution payout ratio with consideration for our expected capital expenditures as well as cash flows from operations and debt obligations.

Our future purchases of properties cannot be accurately projected because such purchases depend upon purchase opportunities which come to our attention and our ability to successfully complete the acquisitions. We generally do not intend to purchase “turn around” properties, or properties which do not generate positive cash flows.

Our changes in cash flows for the six months ended June 30, 2019 compared to the same period in 2018 were as follows: (i) cash flows provided by operating activities increased from $93,497 in the 2018 period to $107,790 in the 2019 period; (ii) cash flows provided by investing activities increased from $133,925 in the 2018 period to $268,880 in the 2019 period; and (iii) cash flows used in financing activities increased from $225,959 in the 2018 period to $390,928 in the 2019 period.

The increase in cash provided by operating activities for the 2019 period as compared to the 2018 period was a result of an increase in property NOI primarily due to the Merger, partially offset by unfavorable changes in working capital in the 2019 period as we paid outstanding liabilities, including $25,817 of the SIR business management incentive fee assumed as a result of the Merger. The increase in cash provided by investing activities in the 2019 period as compared to the 2018 period is primarily due to our receipt of cash proceeds from the sale of 38 properties in the 2019 period. The increase in cash used in financing activities in the 2019 period as compared to the 2018 period is primarily due to an increase in net debt repayments using the proceeds from property sales in the 2019 period, partially offset by a decrease in distributions paid to common shareholders in the 2019 period and the redemption of preferred units in the 2018 period.

Our Investment and Financing Liquidity and Resources (dollar amounts in thousands, except per share and per square foot amounts)

In order to fund acquisitions and to meet cash needs that may result from our desire or need to make distributions or pay operating or capital expenses, we maintain a $750,000 revolving credit facility. The maturity date of our revolving credit facility is January 31, 2023 and, subject to our payment of an extension fee and meeting certain other conditions, we have the option to extend the stated maturity date of our revolving credit facility by two additional six month periods. We can borrow, repay and reborrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity. We are required to pay interest at a rate of LIBOR plus a premium, which was 110 basis points per annum at June 30, 2019, on the amount outstanding under our revolving credit facility. We also pay a facility fee on the total amount of lending commitments under our revolving credit facility, which was 25 basis points per annum at June 30, 2019. Both the interest rate premium and the facility fee are subject to adjustment based upon changes to our credit ratings. As of June 30, 2019, the annual interest rate payable on borrowings under our revolving credit facility was 3.5%. As of June 30, 2019 and August 1, 2019, we had $65,000 and $400,000, respectively, outstanding under our revolving credit facility, and $685,000 and $350,000, respectively, available for borrowing under our revolving credit facility.

Our revolving credit facility is governed by our credit agreement, which is with a syndicate of institutional lenders, and which also governs our unsecured term loan and governed our former unsecured term loan:

•
Our term loan, which matures on March 31, 2020, is prepayable without penalty at any time. We are required to pay interest at a rate of LIBOR plus a premium, which was 140 basis points per annum at June 30, 2019, on the amount outstanding under this term loan.  The interest rate premium is subject to adjustment based upon changes to our credit ratings. As of June 30, 2019, the annual interest rate for the amount outstanding under this term loan was 3.8%. During the six months ended June 30, 2019, we repaid $130,000 of the principal balance without penalty using proceeds from the sales of properties, leaving a principal balance remaining under this term loan of $170,000. On July 1, 2019, we repaid an additional $105,000 of the principal balance of this term loan using proceeds from the sale of our shares of class A common stock of RMR Inc.

•
In February 2019, we repaid in full our $250,000 term loan, which was scheduled to mature on March 31, 2022 and had a principal balance of $88,000 as of December 31, 2018, without penalty, using proceeds from the sale of a property portfolio.

As of August 1, 2019, our credit agreement also includes a feature under which the maximum borrowing availability may be increased to up to $2,015,000 on a combined basis in certain circumstances.

Our credit agreement provides that, with certain exceptions, a subsidiary of ours is required to guaranty our obligations under our $750,000 revolving credit facility and term loans only if that subsidiary has separately incurred debt (other than nonrecourse debt), within the meaning specified in our credit agreement, or provided a guarantee of debt incurred by us or any of our other subsidiaries.

As of June 30, 2019, our debt maturities (other than our revolving credit facility), consisting of senior unsecured notes, a term loan and mortgage notes, are as follows:

Year	Debt Maturities
2019	$352,084	(1)
2020	645,707	(2)
2021	14,420
2022	625,518
2023 and thereafter	1,270,564
Total	$2,908,293

(1)
On July 15, 2019, we redeemed, at par plus accrued interest, our $350,000 senior unsecured notes that had a maturity date in August 2019 using cash on hand and borrowings under our revolving credit facility.

(2)	On July 1, 2019, we repaid $105,000 of the principal balance of the term loan using the proceeds from the sale of our shares of class A common stock of RMR Inc.

None of our unsecured debt obligations require sinking fund payments prior to their maturity dates. Our $328,293 in mortgage debts generally require monthly payments of principal and interest through maturity.

In addition to our debt obligations, as of June 30, 2019, we have estimated unspent leasing related obligations of $61,283.

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

During the six months ended June 30, 2019, we paid quarterly distributions to our shareholders totaling $52,895 using cash on hand and borrowings under our revolving credit facility. On July 18, 2019, we declared a regular quarterly distribution payable to common shareholders of record on July 29, 2019 of $0.55 per share, or approximately $26,500. We expect to pay this distribution on or about August 15, 2019 using cash on hand and borrowings under our revolving credit facility. For more information regarding the distributions we paid during 2019, please see Note 9 to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Off Balance Sheet Arrangements (dollars in thousands)

We own 50% and 51% interests in two unconsolidated joint ventures which own three properties. The properties owned by these joint ventures are encumbered by an aggregate $82,000 principal amount of mortgage indebtedness. We do not control the activities that are most significant to these joint ventures and, as a result, we account for our investments in these joint ventures under the equity method of accounting. See Note 4 to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on the financial condition and results of operations of these joint ventures. Other than these joint ventures, as of June 30, 2019, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Debt Covenants (dollars in thousands)

Our principal debt obligations at June 30, 2019 consisted of borrowings under our $750,000 revolving credit facility and our term loan with a principal amount outstanding of $170,000, an aggregate outstanding principal amount of $2,410,000 of public issuances of senior unsecured notes and mortgage notes with an aggregate outstanding principal balance of $328,293 that were assumed in connection with certain of our acquisitions. Also, three properties owned by two joint ventures in which we own 50% and 51% interests secure two additional mortgage notes. Our publicly issued senior unsecured notes are governed by indentures and their supplements. Our credit agreement and senior unsecured notes indentures and their supplements provide for acceleration of payment of all amounts due thereunder upon the occurrence and continuation of certain events of default, such as, in the case of our credit agreement, a change of control of us, which includes RMR LLC ceasing to act as our business and property manager. Our credit agreement and senior unsecured notes indentures and their supplements also contain a number of covenants, including those that restrict our ability to incur debts, including debts secured by mortgages on our properties, in excess of calculated amounts, require us to maintain certain financial ratios and, in the case of our credit agreement, restrict our ability to make distributions to our shareholders under certain circumstances. As of June 30, 2019, we believe we were in compliance with the terms and conditions of our respective covenants under our credit agreement and senior unsecured notes indentures and their supplements. Our mortgage notes are non-recourse, subject to certain limited exceptions, and do not contain any material financial covenants.
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
Related Person Transactions

We have relationships and historical and continuing transactions with RMR LLC, RMR Inc. and others related to them. For example: we have no employees and the personnel and various services we require to operate our business are provided to us by RMR LLC pursuant to our business and property management agreements with RMR LLC; RMR Inc. is the managing member of RMR LLC; Adam Portnoy, one of our Managing Trustees, is the sole trustee, an officer and the controlling shareholder of ABP Trust, which is the controlling shareholder of RMR Inc., a managing director, the president and chief executive officer of RMR Inc. and an officer and employee of RMR LLC; David Blackman, our other Managing Trustee and our President and Chief Executive Officer, also serves as an officer and employee of RMR LLC, and each of our other officers is also an officer and employee of RMR LLC; and, until July 1, 2019 we owned shares of class A common stock of RMR Inc. We have relationships and historical and continuing transactions with other companies to which RMR LLC or its subsidiaries provide management services and some of which have trustees, directors or officers who are also trustees, directors or officers of us, RMR LLC or RMR Inc. For example, on December 31, 2018, SIR, then a REIT managed by RMR LLC, merged with and into our wholly owned subsidiary pursuant to the Merger Agreement. At the time we entered into the Merger Agreement, we owned 24,918,421 common shares of SIR, all of which shares we sold on October 9, 2018 pursuant to the Secondary Sale. These transactions are further described in Note 1 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of our 2018 Annual Report.

For further information about these and other such relationships and related person transactions, see Notes 10 and 11 to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, our 2018 Annual Report, our definitive Proxy Statement for our 2019 Annual Meeting of Shareholders and our other filings with the SEC. In addition, see the section captioned “Risk Factors” of our 2018 Annual Report for a description of risks that may arise as a result of these and other related person transactions and relationships. Our filings with the SEC and copies of certain of our agreements with these related persons, including our business and property management agreements with RMR LLC and the Merger Agreement, are available as exhibits to our public filings with the SEC and accessible at the SEC’s website, www.sec.gov. We may engage in additional transactions with related persons, including businesses to which RMR LLC or its subsidiaries provide management services.

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

Fixed Rate Debt

At June 30, 2019, our outstanding fixed rate debt consisted of the following:

Debt	Principal Balance (1)	Annual Interest Rate (1)	Annual Interest Expense (1)	Maturity	Interest Payments Due
Senior unsecured notes (2)	$350,000	3.750%	$13,125	2019	Semi-annually
Senior unsecured notes	400,000	3.600%	14,400	2020	Semi-annually
Senior unsecured notes	300,000	4.150%	12,450	2022	Semi-annually
Senior unsecured notes	300,000	4.000%	12,000	2022	Semi-annually
Senior unsecured notes	350,000	4.250%	14,875	2024	Semi-annually
Senior unsecured notes	400,000	4.500%	18,000	2025	Semi-annually
Senior unsecured notes	310,000	5.875%	18,213	2046	Quarterly
Mortgage note (one property in Washington, D.C.)	33,301	5.720%	1,905	2020	Monthly
Mortgage note (one property in Philadelphia, PA)	40,418	4.400%	1,778	2020	Monthly
Mortgage note (one property in Lakewood, CO)	2,310	8.150%	188	2021	Monthly
Mortgage note (one property in Fairfax, VA)	13,303	5.877%	782	2021	Monthly
Mortgage note (one property in Washington, D.C.)	26,870	4.220%	1,134	2022	Monthly
Mortgage note (three properties in Seattle, WA)	71,000	3.550%	2,521	2023	Monthly
Mortgage note (one property in Chicago, IL)	50,000	3.700%	1,850	2023	Monthly
Mortgage note (one property in Washington, D.C.)	24,311	4.800%	1,167	2023	Monthly
Mortgage note (one property in Washington, D.C.)	66,780	4.050%	2,705	2030	Monthly
Total	$2,738,293		$117,093

(1)
The principal balances and interest rates are the amounts stated in the contracts. In accordance with GAAP, our carrying values and recorded interest expense may differ from these amounts because of market conditions at the time we issued or assumed these debts. For more information, see Notes 7 and 8 to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

(2)
On July 15, 2019, we redeemed, at par plus accrued interest, all of our $350,000 3.75% senior unsecured notes that had a maturity date in August 2019. We used cash on hand and borrowings under our revolving credit facility to make this prepayment.

Our senior unsecured notes require semi-annual or quarterly interest payments through maturity. Our mortgages generally require principal and interest payments through maturity pursuant to amortization schedules. Because these debts require interest to be paid at a fixed rate, changes in market interest rates during the term of these debts will not affect our interest obligations. If these debts were refinanced at interest rates which are one percentage point higher or lower than shown above, our annual interest cost would increase or decrease by approximately $27,383.

Changes in market interest rates also would affect the fair value of our fixed rate debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt. Based on the balances outstanding at June 30, 2019, and discounted cash flow analyses through the respective maturity dates, and assuming no other changes in factors that may affect the fair value of our fixed rate debt obligations, a hypothetical immediate one percentage point increase in interest rates would change the fair value of those obligations by approximately $77,942.

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

At June 30, 2019, we owned 51% and 50% interests in two joint venture arrangements which owned three properties that are secured by fixed rate debt consisting of the following mortgage notes:

Debt	Our JV Ownership Interest	Principal Balance (1)(2)	Annual Interest Rate (1)	Annual Interest Expense (1)	Maturity	Interest Payments Due
Mortgage note (two properties in Fairfax, VA)	51%	$50,000	4.09%	$2,045	2029	Monthly
Mortgage note (one property in Washington, D.C.)	50%	32,000	3.69%	1,181	2024	Monthly
Total		$82,000		$3,226

(1)
The principal balances and annual interest rates are the amounts stated in the applicable contract. In accordance with GAAP, the joint ventures' recorded interest expense may differ from these amounts because of market conditions at the time they incurred the debt.

(2)	Reflects the entire balance of the debt secured by the properties and is not adjusted to reflect the part of the joint venture arrangement interests we do not own.

Floating Rate Debt

At June 30, 2019, our floating rate debt consisted of $65,000 of borrowings under our $750,000 revolving credit facility and $170,000 outstanding on our term loan. Our revolving credit facility matures on January 31, 2023 and, subject to the payment of an extension fee and meeting certain other conditions, we have the option to extend the stated maturity by two six month periods. No principal repayments are required under our revolving credit facility or our term loan prior to maturity, and we can borrow, repay and reborrow funds available under our revolving credit facility, subject to conditions, at any time without penalty. Our term loan matures on March 31, 2020. We repaid $105,000 of the principal balance under this term loan in July 2019, leaving a principal balance remaining under this term loan of $65,000. Amounts outstanding under our term loan may be repaid without penalty at any time, but after they are repaid amounts may not be redrawn.

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

The following table presents the impact a one percentage point increase in interest rates would have on our annual floating rate interest expense as of June 30, 2019:

	Impact of Changes in Interest Rates
	Annual Interest Rate (1)	Outstanding Debt	Total Interest Expense Per Year	Annual Earnings Per Share Impact (2)
At June 30, 2019	3.7%	$235,000	$8,695	$0.18
One percentage point increase	4.7%	$235,000	$11,045	$0.23

(1)	Weighted based on the respective interest rates and outstanding borrowings under our revolving credit facility and our term loan as of June 30, 2019.

(2)	Based on the weighted average shares outstanding (diluted) for the six months ended June 30, 2019.

The following table presents the impact a one percentage point increase in interest rates would have on our annual floating rate interest expense as of June 30, 2019 if we were fully drawn on our revolving credit facility and our term loan remained outstanding:

	Impact of an Increase in Interest Rates
	Annual Interest Rate (1)	Outstanding Debt	Total Interest Expense Per Year	Annual Earnings Per Share Impact (2)
At June 30, 2019	3.5%	$920,000	$32,200	$0.67
One percentage point increase	4.5%	$920,000	$41,400	$0.86

(1)	Weighted based on the respective interest rates and outstanding borrowings under our revolving credit facility (assuming fully drawn) and our term loan as of June 30, 2019.

(2)	Based on the weighted average shares outstanding (diluted) for the six months ended June 30, 2019.

The foregoing tables show the impact of an immediate increase in floating interest rates as of June 30, 2019.  If interest rates were to increase gradually over time, the impact would be spread over time. Our exposure to fluctuations in floating interest rates will increase or decrease in the future with increases or decreases in the outstanding amount under our revolving credit facility, our term loan or our other floating rate debt, if any. Although we have no present plans to do so, we may in the future enter into hedge arrangements from time to time to mitigate our exposure to changes in interest rates.

LIBOR Phase Out

LIBOR is currently expected to be phased out in 2021. We are required to pay interest on borrowings under our revolving credit facility and term loan at floating rates based on LIBOR. Future debt that we may incur may also require that we pay interest based upon LIBOR. We currently expect that the determination of interest under our revolving credit facility and term loan would be revised as provided under our credit agreement or amended as necessary to provide for an interest rate that approximates the existing interest rate as calculated in accordance with LIBOR. Despite our current expectations, we cannot be sure that, if LIBOR is phased out or transitioned, the changes to the determination of interest under our agreements would approximate the current calculation in accordance with LIBOR. We do not know what standard, if any, will replace LIBOR if it is phased out or transitioned.

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

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•	Our expectations regarding demand for leased space,

•	Our ability to raise debt or equity capital,

•	Our ability to pay interest on and principal of our debt,

•	Our ability to appropriately balance our use of debt and equity capital,

•	Our credit ratings,

•	Our expectation that our shareholders will benefit from the Merger,

•	Our expectation that we benefit from our relationships with RMR Inc.,

•	The credit qualities of our tenants,

•	Our qualification for taxation as a REIT,

•	Changes in federal or state tax laws, and

•	Other matters.
Our actual results may differ materially from those contained in or implied by our forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors, some of which are beyond our control. Risks, uncertainties and other factors that could have a material adverse effect on our forward-looking statements and upon our business, results of operations, financial condition, FFO available for common shareholders, Normalized FFO available for common shareholders, Property NOI, cash flows, liquidity and prospects include, but are not limited to:

•	The impact of conditions in the economy and the capital markets on us and our tenants,

•	The impact of a U.S. government shutdown on our ability to collect rents or pay our operating expenses, debt obligations and distributions to shareholders on a timely basis,

•	Competition within the real estate industry, particularly in those markets in which our properties are located,

•	The impact of changes in the real estate needs and financial conditions of our tenants,

•	Compliance with, and changes to, federal, state and local laws and regulations, accounting rules, tax laws and similar matters,

•	Actual and potential conflicts of interest with our related parties, including our managing trustees, RMR LLC, RMR Inc.and others affiliated with them,

•	Limitations imposed on our business and our ability to satisfy complex rules in order for us to maintain our qualification for taxation as a REIT for U.S. federal income tax purposes, and

•	Acts of terrorism, outbreaks of so-called pandemics or other manmade or natural disasters beyond our control.
For example:

•
Our ability to make future distributions to our shareholders and to make payments of principal and interest on our indebtedness depends upon a number of factors, including our future earnings, the capital costs we incur to lease our properties and our working capital requirements. We may be unable to pay our debt obligations or to maintain our current rate of distributions on our common shares and future distributions may be reduced or eliminated,

•
Our ability to grow our business and increase our distributions depends in large part upon our ability to buy properties and lease them for rents, less their property operating costs, that exceed our capital costs. We may be unable to identify properties that we want to acquire, and we may fail to reach agreement with the sellers and complete the purchases of any properties we want to acquire. In addition, any properties we may acquire may not provide us with rents less property operating costs that exceed our capital costs or achieve our expected returns,

•
We may fail to achieve our target payout ratio for distributions to shareholders of 75% of cash available for distribution. Further, our Board of Trustees sets and resets our distribution rate from time to time after considering many factors, including cash available for distribution. Accordingly, future dividend rates may be increased or decreased and there is no assurance as to the rate at which future dividends will be paid,

•
As part of our long term financing plans to reduce our leverage, we expect to dispose of certain of our assets. Currently, we are marketing or plan to market for sale certain properties. We cannot be sure we will sell any of these properties or what the terms of any sales may be. We may sell some or all of these properties at prices that are less than we expect and less than our carrying values and we may otherwise incur losses as a result of considering and pursuing these sales. Further, we may elect to change which properties we may seek to sell, which could result in different properties and/or fewer or greater number of properties being sold or marketed for sale, and we may not realize the proceeds we may target and we may determine to set a different target proceeds amount for our dispositions,

•
We may not succeed in reducing our leverage to levels we plan or that the market or credit rating agencies believe appropriate. Further, we may not maintain any reduction in our leverage that we may attain,

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

•	We expect to enter agreements to sell the properties we are currently marketing for sale by the end of 2019. However, we may not succeed in entering into such agreements by that time or at all,

•
We expect to turn our attention to accretively growing our property portfolio upon completion of our dispositions. However, we may not succeed in making acquisitions that are accretive and future acquisitions could be dilutive,

•
The competitive advantages we believe we have may not in fact exist or provide us with the advantages we expect. We may fail to maintain any of these advantages or our competition may obtain or increase their competitive advantages relative to us,

•
We intend to conduct our business activities in a manner that will afford us reasonable access to capital for investment and financing activities. However, we may not succeed in this regard and we may not have reasonable access to capital,

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

•
The maximum borrowing availability under our revolving credit facility and term loan may be increased to up to $2.0 billion on a combined basis in certain circumstances; however, increasing the maximum borrowing availability under our revolving credit facility and term loan is subject to our obtaining additional commitments from lenders, which may not occur,

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

•
The business and property management agreements between us and RMR LLC have continuing 20 year terms. However, those agreements permit early termination in certain circumstances. Accordingly, we cannot be sure that these agreements will remain in effect for continuing 20 year terms,

•
We believe that our relationships with our related parties, including RMR LLC, RMR Inc. and others affiliated with them may benefit us and provide us with competitive advantages in operating and growing our business. However, the advantages we believe we may realize from these relationships may not materialize,

•
We may fail to execute successfully on our expanded business strategy or increased scale of our business resulting from the Merger and therefore may not realize the benefits we expect from the Merger, and

•
It is difficult to accurately estimate leasing related obligations and costs of development and tenant improvement costs. Our unspent leasing related obligations and development costs may cost more and may take longer to complete than we currently expect, and we may incur increased amounts for these and similar purposes in the future.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer purchases of equity securities. The following table provides information about our purchases of our equity securities during the quarter ended June 30, 2019:

				Maximum
			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares that
	Number of		as Part of Publicly	May Yet Be Purchased
	Shares	Average Price	Announced Plans	Under the Plans or
Calendar Month	Purchased (1)	Paid per Share	or Programs	Programs
April 2019	1,795	$28.96	—	$—
May 2019	450	23.97	—	—
Total	2,245	$27.96	—	$—

(1)
These common share withholdings and purchases were made to satisfy tax withholding and payment obligations of one of our Trustees and a former officer of RMR LLC in connection with the vesting of awards of our common shares. We withheld and purchased these shares at their fair market values based upon the trading prices of our common shares at the close of trading on Nasdaq on the purchase dates.

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

4.4
Authentication Order, dated as of June 22, 2016, from the Company to U.S. Bank National Association, relating to the Company’s 5.875% Senior Notes due 2046. (Incorporated by reference to the Company’s Registration Statement on Form 8-A dated June 30, 2016.)

4.5	Indenture, dated as of July 20, 2017, between the Company and U.S. Bank National Association. (Incorporated by reference to the Company’s Current Report on Form 8-K dated July 20, 2017.)

4.6
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

4.8
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

4.10
Third Supplemental Indenture, dated as of December 31, 2018, among Select Income REIT, the Company and U.S. Bank National Association. (Incorporated by reference to the Company’s Current Report on Form 8-K dated December 31, 2018.)

4.11
Registration Rights and Lock-Up Agreement, dated as of June 5, 2015, among the Company, ABP Trust (f/k/a Reit Management & Research Trust), Barry M. Portnoy and Adam D. Portnoy. (Incorporated by reference to the Company’s Current Report on Form 8‑K dated June 5, 2015.)

10.1	Office Properties Income Trust 2009 Incentive Share Award Plan, Amendment No. 2. (Incorporated by reference to the Company's Current Report on Form 8-K dated May 16, 2019.)

10.2	Summary of Trustee Compensation. (Incorporated by reference to the Company's Current Report on Form 8-K dated May 29, 2019.)

10.3	Form of Indemnification Agreement. (Filed herewith.)

31.1	Rule 13a-14(a) Certification. (Filed herewith.)

31.2	Rule 13a-14(a) Certification. (Filed herewith.)

32.1	Section 1350 Certification. (Furnished herewith.)

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document. (Filed herewith.)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (Filed herewith.)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (Filed herewith.)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (Filed herewith.)
101.PRE	XBRL Taxomony Extension Presentation Linkbase Document. (Filed herewith.)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OFFICE PROPERTIES INCOME TRUST

By:	/s/ David M. Blackman
David M. Blackman
President and Chief Executive Officer
Dated: August 2, 2019

By:	/s/ Matthew C. Brown
Matthew C. Brown
Chief Financial Officer and Treasurer
(principal financial officer and principal accounting officer)
Dated: August 2, 2019