Form 10-Q
period 2019-09-30
OFFICE PROPERTIES INCOME TRUST
filed 2019-11-01
CIK 1456772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Number of registrant’s common shares of beneficial interest, $.01 par value per share, outstanding as of October 31, 2019: 48,202,778

OFFICE PROPERTIES INCOME TRUST

 FORM 10-Q

 September 30, 2019

References in this Quarterly Report on Form 10-Q to “the Company”, “OPI”, “we”, “us” or “our” include Office Properties Income Trust and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

PART I.       Financial Information

Item 1.  Financial Statements

OFFICE PROPERTIES INCOME TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)
(unaudited)

	September 30,	December 31,
	2019	2018
ASSETS
Real estate properties:
Land	$854,083	$924,164
Buildings and improvements	2,702,657	3,020,472
Total real estate properties, gross	3,556,740	3,944,636
Accumulated depreciation	(375,565)	(375,147)
Total real estate properties, net	3,181,175	3,569,489
Assets of properties held for sale	155,395	253,501
Investments in unconsolidated joint ventures	40,502	43,665
Acquired real estate leases, net	808,817	1,056,558
Cash and cash equivalents	29,002	35,349
Restricted cash	4,031	3,594
Rents receivable, net	70,234	72,051
Deferred leasing costs, net	37,890	25,672
Other assets, net	33,203	178,704
Total assets	$4,360,249	$5,238,583

LIABILITIES AND SHAREHOLDERS’ EQUITY
Unsecured revolving credit facility	$210,000	$175,000
Unsecured term loans, net	—	387,152
Senior unsecured notes, net	2,015,099	2,357,497
Mortgage notes payable, net	311,025	335,241
Liabilities of properties held for sale	16,240	4,271
Accounts payable and other liabilities	118,338	145,536
Due to related persons	7,674	34,887
Assumed real estate lease obligations, net	15,260	20,031
Total liabilities	2,693,636	3,459,615

Commitments and contingencies

Shareholders’ equity:
Common shares of beneficial interest, $.01 par value: 200,000,000 shares authorized, 48,203,332 and 48,082,903 shares issued and outstanding, respectively	482	481
Additional paid in capital	2,612,062	2,609,801
Cumulative net income	112,188	146,882
Cumulative other comprehensive income (loss)	(461)	106
Cumulative common distributions	(1,057,658)	(978,302)
Total shareholders’ equity	1,666,613	1,778,968
Total liabilities and shareholders’ equity	$4,360,249	$5,238,583

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OFFICE PROPERTIES INCOME TRUST
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(amounts in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Rental income	$167,411	$106,102	$518,220	$322,904

Expenses:
Real estate taxes	18,824	12,072	55,363	37,402
Utility expenses	9,518	7,783	26,369	20,490
Other operating expenses	30,376	21,785	90,204	66,221
Depreciation and amortization	74,939	42,569	226,373	129,444
Loss on impairment of real estate	8,521	—	14,105	5,800
Acquisition and transaction related costs	—	3,813	682	3,813
General and administrative	7,990	22,383	25,457	36,438
Total expenses	150,168	110,405	438,553	299,608

Gain on sale of real estate	11,463	—	33,538	17,329
Dividend income	—	304	1,960	912
Gain (loss) on equity securities, net	—	17,425	(44,007)	40,677
Interest income	358	140	847	405
Interest expense (including amortization of debt premiums, discounts and issuance costs of $2,560, $893, $8,264 and $2,749, respectively)	(32,367)	(23,374)	(104,848)	(69,444)
Loss on early extinguishment of debt	(284)	—	(769)	—
Income (loss) from continuing operations before income tax expense
and equity in net income (loss) of investees	(3,587)	(9,808)	(33,612)	13,175
Income tax expense	(156)	(9)	(509)	(124)
Equity in net income (loss) of investees	(196)	94	(573)	(1,112)
Income (loss) from continuing operations	(3,939)	(9,723)	(34,694)	11,939
Income from discontinued operations	—	9,274	—	23,872
Net income (loss)	(3,939)	(449)	(34,694)	35,811
Other comprehensive income (loss):
Unrealized gain (loss) on financial instrument	80	—	(287)	—
Equity in unrealized gain (loss) of investees	(46)	126	91	119
Other comprehensive income (loss)	34	126	(196)	119
Comprehensive income (loss)	$(3,905)	$(323)	$(34,890)	$35,930

Net income (loss)	$(3,939)	$(449)	$(34,694)	$35,811
Preferred units of limited partnership distributions	—	—	—	(371)
Net income (loss) available for common shareholders	$(3,939)	$(449)	$(34,694)	$35,440

Weighted average common shares outstanding (basic)	48,073	24,768	48,051	24,764
Weighted average common shares outstanding (diluted)	48,073	24,768	48,051	24,769

Per common share amounts (basic and diluted):
Income (loss) from continuing operations	$(0.08)	$(0.39)	$(0.72)	$0.47
Income from discontinued operations	$—	$0.37	$—	$0.96
Net income (loss) available for common shareholders	$(0.08)	$(0.02)	$(0.72)	$1.43

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OFFICE PROPERTIES INCOME TRUST
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(dollars in thousands)
(unaudited)

	Number of Shares	Common Shares	Additional Paid In Capital	Cumulative Net Income	Cumulative Other Comprehensive Income (Loss)	Cumulative Common Distributions	Total
Balance at December 31, 2018	48,082,903	$481	$2,609,801	$146,882	$106	$(978,302)	$1,778,968
Share grants	9,000	—	865	—	—	—	865
Amounts reclassified from cumulative other
comprehensive income to net income	—	—	—	—	(371)	—	(371)
Net current period other comprehensive loss	—	—	—	—	(32)	—	(32)
Net income available for common shareholders	—	—	—	34,019	—	—	34,019
Distributions to common shareholders	—	—	—	—	—	(26,445)	(26,445)
Balance at March 31, 2019	48,091,903	481	2,610,666	180,901	(297)	(1,004,747)	1,787,004
Share grants	24,000	—	971	—	—	—	971
Share repurchases	(2,245)	—	(63)	—	—	—	(63)
Share forfeitures	(214)	—	(4)	—	—	—	(4)
Net current period other comprehensive loss	—	—	—	—	(198)	—	(198)
Net loss available for common shareholders	—	—	—	(64,774)	—	—	(64,774)
Distributions to common shareholders	—	—	—	—	—	(26,450)	(26,450)
Balance at June 30, 2019	48,113,444	481	2,611,570	116,127	(495)	(1,031,197)	1,696,486
Share grants	103,100	1	888	—	—	—	889
Share repurchases	(13,212)	—	(396)	—	—	—	(396)
Net current period other comprehensive income	—	—	—	—	34	—	34
Net loss available for common shareholders	—	—	—	(3,939)	—	—	(3,939)
Distributions to common shareholders	—	—	—	—	—	(26,461)	(26,461)
Balance at September 30, 2019	48,203,332	$482	$2,612,062	$112,188	$(461)	$(1,057,658)	$1,666,613

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OFFICE PROPERTIES INCOME TRUST
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(dollars in thousands)
(unaudited)

	Number of Shares	Common Shares	Additional Paid In Capital	Cumulative Net Income	Cumulative Other Comprehensive Income (Loss)	Cumulative Common Distributions	Total
Balance at December 31, 2017	24,786,479	$248	$1,968,960	$108,144	$60,427	$(807,736)	$1,330,043
Cumulative adjustment upon adoption of ASU No. 2016-01	—	—	—	60,281	(60,281)	—	—
Adjustment upon adoption of ASU No. 2014-09	—	—	—	712	—	—	712
Balance at January 1, 2018	24,786,479	248	1,968,960	169,137	146	(807,736)	1,330,755
Share repurchases	(153)	—	(11)	—	—	—	(11)
Net current period other comprehensive loss	—	—	—	—	(41)	—	(41)
Net income available for common shareholders	—	—	—	6,287	—	—	6,287
Distributions to common shareholders	—	—	—	—	—	(42,632)	(42,632)
Balance at March 31, 2018	24,786,326	248	1,968,949	175,424	105	(850,368)	1,294,358
Share grants	5,250	—	297	—	—	—	297
Share repurchases	(113)	—	(7)	—	—	—	(7)
Equity in unrealized gain of investees	—	—	—	—	34	—	34
Net income available for common shareholders	—	—	—	29,602	—	—	29,602
Distributions to common shareholders	—	—	—	—	—	(42,634)	(42,634)
Balance at June 30, 2018	24,791,463	248	1,969,239	205,026	139	(893,002)	1,281,650
Share grants	14,675	—	887	—	—	—	887
Share repurchases and forfeitures	(4,838)	—	(212)	—	—	—	(212)
Equity in unrealized gain of investees	—	—	—	—	126	—	126
Net loss available for common shareholders	—	—	—	(449)	—	—	(449)
Distributions to common shareholders	—	—	—	—	—	(42,641)	(42,641)
Balance at September 30, 2018	24,801,300	$248	$1,969,914	$204,577	$265	$(935,643)	$1,239,361

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OFFICE PROPERTIES INCOME TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Nine Months Ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(34,694)	$35,811
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	68,095	51,121
Amortization of debt premiums, discounts and issuance costs	8,264	2,749
Amortization of acquired real estate leases	157,108	77,434
Amortization of deferred leasing costs	4,329	3,524
Gain on sale of real estate	(33,538)	(17,329)
Loss on impairment of real estate	14,105	5,800
Loss on early extinguishment of debt	769	—
Straight line rental income	(19,365)	(7,825)
Other non-cash expenses, net	1,907	189
(Gain) loss on equity securities, net	44,007	(40,677)
Equity in losses of investees	573	1,112
Equity in earnings of Select Income REIT included in discontinued operations	—	(23,843)
Net gain on issuance of shares by Select Income REIT included in discontinued operations	—	(29)
Distributions of earnings from Select Income REIT	—	23,843
Change in assets and liabilities:
Rents receivable	17,185	7,535
Deferred leasing costs	(22,759)	(5,937)
Other assets	(32)	(1,393)
Accounts payable and other liabilities	(30,603)	(10,361)
Due to related persons	(27,213)	18,441
Net cash provided by operating activities	148,138	120,165

CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate improvements	(39,010)	(32,625)
Distributions in excess of earnings from Select Income REIT	—	14,281
Distributions in excess of earnings from unconsolidated joint ventures	1,973	3,046
Proceeds from sale of properties, net	572,131	142,189
Proceeds from sale of RMR Inc. common shares, net	104,674	—
Net cash provided by investing activities	639,768	126,891

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of mortgage notes payable	(11,001)	(2,732)
Repayment of unsecured term loans	(388,000)	—
Repayment of senior unsecured notes	(350,000)	—
Borrowings on unsecured revolving credit facility	420,000	95,000
Repayments on unsecured revolving credit facility	(385,000)	(198,000)
Repurchase of common shares	(459)	(232)
Redemption of preferred units of limited partnership	—	(20,221)
Preferred units of limited partnership distributions	—	(646)
Distributions to common shareholders	(79,356)	(127,907)
Net cash used in financing activities	(793,816)	(254,738)

Decrease in cash, cash equivalents and restricted cash	(5,910)	(7,682)
Cash, cash equivalents and restricted cash at beginning of period	38,943	19,680
Cash, cash equivalents and restricted cash at end of period	$33,033	$11,998

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OFFICE PROPERTIES INCOME TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(dollars in thousands)
(unaudited)

	Nine Months Ended September 30,
	2019	2018
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$114,226	$72,651
Income taxes paid	$491	$44

SUPPLEMENTAL DISCLOSURE OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH:

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows:

	September 30,
	2019	2018
Cash and cash equivalents	$29,002	$9,644
Restricted cash (1)	4,031	2,354
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$33,033	$11,998

(1)	Restricted cash consists of amounts escrowed for future real estate taxes, insurance, leasing costs, capital expenditures and debt service, as required by certain of our mortgage debts.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)

Note 3.   Weighted Average Common Shares

The following table provides a reconciliation of the weighted average number of common shares used in the calculation of basic and diluted earnings per share (in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2019	2018	2019	2018
Weighted average common shares for basic earnings per share	48,073	24,768	48,051	24,764
Effect of dilutive securities: unvested share awards	—	—	—	5
Weighted average common shares for diluted earnings per share (1)	48,073	24,768	48,051	24,769

(1)
For the three and nine months ended September 30, 2019, 22 and 11 unvested common shares, respectively, were not included in the calculation of diluted earnings per share because to do so would have been antidilutive. For the three months ended September 30, 2018, 8 unvested common shares were not included in the calculation of diluted earnings per share because to do so would have been antidilutive.

Note 4.   Real Estate Properties

As of September 30, 2019, our wholly owned properties were comprised of 200 properties with approximately 27,290,000 rentable square feet, with an aggregate undepreciated carrying value of $3,727,607, including $170,867 classified as held for sale, and we had a noncontrolling ownership interest in three properties totaling approximately 443,867 rentable square feet through two unconsolidated joint ventures in which we own 50% and 51% interests. We generally lease space at our properties on a gross lease, modified gross lease or net lease basis pursuant to fixed term contracts expiring between 2019 and 2039. Some of our leases require us to pay all or some property operating expenses and to provide all or most property management services. During the three months ended September 30, 2019, we entered into 22 leases for 759,162 rentable square feet, for a weighted (by rentable square feet) average lease term of 12.7 years and we made leasing cost commitments of $17,567. During the nine months ended September 30, 2019, we entered into 78 leases for 2,155,394 rentable square feet, for a weighted (by rentable square feet) average lease term of 9.1 years and we made leasing cost commitments of $61,748. As of September 30, 2019, we have estimated unspent leasing related obligations of $56,494.

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

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)

Disposition Activities

During the nine months ended September 30, 2019, we sold 47 properties with a combined 4,610,104 rentable square feet for an aggregate sales price of $584,865, excluding closing costs. The sales of these properties, as presented in the table below, do not represent significant dispositions individually or in the aggregate nor do they represent a strategic shift in our business. As a result, the results of operations of these properties are included in continuing operations through the date of sale in our condensed consolidated statements of comprehensive income (loss).

Date of Sale	Number of Properties	Location	Rentable Square Feet	Gross Sales Price (1)
Feb 2019 (2)	34	Northern Virginia and Maryland	1,635,868	$198,500
Mar 2019 (3)	1	Washington, D.C.	129,035	70,000
May 2019 (4)	1	Buffalo, NY	121,711	16,900
May 2019	1	Maynard, MA	287,037	5,000
June 2019	1	Kapolei, HI	416,956	7,100
July 2019	1	San Jose, CA	71,750	14,000
July 2019 (5)	1	Nashua, NH	321,800	25,000
August 2019	1	Arlington, TX	182,630	14,900
August 2019	1	Rochester, NY	94,800	4,765
August 2019	1	Hanover, PA	502,300	5,500
August 2019	1	San Antonio, TX	618,017	198,000
September 2019	1	Topeka, KS	143,934	15,600
September 2019 (6)	1	Falling Waters, WV	40,348	650
September 2019 (7)	1	San Diego, CA	43,918	8,950
	47		4,610,104	$584,865

(1)	Gross sales price includes purchase price adjustments, if any, and excludes closing costs.

(2)	We recorded a $447 loss on impairment of real estate during 2019 as a result of this sale.

(3)	We recorded a $22,075 gain on sale of real estate during 2019 as a result of this sale.

(4)	We recorded a $5,137 loss on impairment of real estate during 2019 as a result of this sale.

(5)	We recorded a $8,401 gain on sale of real estate during 2019 as a result of this sale.

(6)	We recorded a $2,179 loss on impairment of real estate during 2019 as a result of this sale.

(7)	We recorded a $3,062 gain on sale of real estate during 2019 as a result of this sale.

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)

As of September 30, 2019, we had 15 properties with an aggregate undepreciated carrying value of $170,867 classified as held for sale in our condensed consolidated balance sheet. The operating results of these properties are included in continuing operations in our condensed consolidated statements of comprehensive income (loss). As of October 31, 2019, three of the 15 properties held for sale were sold and 10 of the 15 properties held for sale were under contract to be sold as summarized in the table below:

Location	Number of Properties	Square Feet	Gross Sales Price (1)
San Jose, CA	1	75,621	$13,000
Windsor, CT	1	97,256	7,000
Kansas City, KS (2)	1	170,817	11,700
DC Metro - MD (3)	4	457,279	66,600
Columbia, SC (4)	3	180,703	10,750
Fairfax, VA	1	83,130	23,000
Stafford, VA	2	64,656	14,563
	13	1,129,462	$146,613

(1)	Gross sales price includes purchase price adjustments, if any, and excludes closing costs.

(2)	We recorded a $2,408 loss on impairment of real estate to adjust the carrying value of this property to its estimated fair value less costs to sell.

(3)	We recorded a $688 loss on impairment of real estate to adjust the carrying value of these four properties to their estimated fair value less costs to sell.

(4)
We recorded a $3,246 loss on impairment of real estate to adjust the carrying value of these three properties to their estimated fair value less costs to sell. The sale of these properties was completed in October 2019.

In addition to the properties discussed above, we are currently marketing for sale six properties comprising approximately 587,000 square feet. We have determined that these properties were not impaired nor did they meet the held for sale criteria as of September 30, 2019. We cannot be sure we will sell any of our properties that we are marketing for sale, that we sell them for prices in excess of our carrying values or that we will not recognize impairment losses with respect to these properties. In addition, our pending sales are subject to conditions; accordingly, we cannot be sure that we will complete these sales or that these sales will not be delayed or their terms will not change.

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

The following table presents our pro forma results of operations for the nine months ended September 30, 2018 as if the Merger, the Secondary Sale and the ILPT Distribution had occurred on January 1, 2018. The SIR results of operations included in this pro forma financial information have been adjusted to remove ILPT's results of operations for the nine months ended September 30, 2018. The effect of the adjustments to remove ILPT's results of operations was to decrease pro forma rental income by $120,456 for the nine months ended September 30, 2018 and to decrease net income by $38,818 for the nine months ended September 30, 2018 from the amounts that would have otherwise been included in the pro forma results.

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

Nine Months Ended September 30, 2018
Rental income	$563,213
Net income	$37,531
Net income per common share	$0.78

During the nine months ended September 30, 2018, we did not recognize any revenue or operating income from the assets acquired and liabilities assumed in the Merger.

Unconsolidated Joint Ventures

    We own noncontrolling interests in two joint ventures that own three properties. We account for these investments under the equity method of accounting. As of September 30, 2019 and December 31, 2018, our investments in unconsolidated joint ventures consisted of the following:

		OPI Carrying Value of Investment at
Joint Venture	OPI Ownership	September 30, 2019	December 31, 2018	Number of Properties	Location	Square Feet
Prosperity Metro Plaza	51%	$22,857	$23,969	2	Fairfax, VA	328,456
1750 H Street, NW	50%	17,645	19,696	1	Washington, D.C.	115,411
Total		$40,502	$43,665	3		443,867

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)

The following table provides a summary of the mortgage debt of our unconsolidated joint ventures:

Joint Venture	Interest Rate (1)	Maturity Date	Principal Balance at September 30, 2019 (2)
Prosperity Metro Plaza	4.09%	12/1/2029	$50,000
1750 H Street, NW	3.69%	8/1/2024	32,000
Weighted Average / Total	3.93%		$82,000

(1)	Includes the effect of mark to market purchase accounting.

(2)	Reflects the entire balance of the debt secured by the properties and is not adjusted to reflect the interests in the joint venture we do not own. None of the debt is recourse to us.

At September 30, 2019, the aggregate unamortized basis difference of our unconsolidated joint ventures of $8,074 is primarily attributable to the difference between the amount we paid to purchase our interest in these joint ventures, including transaction costs, and the historical carrying value of the net assets of these joint ventures. This difference is being amortized over the remaining useful life of the properties owned by these joint ventures and the resulting amortization expense is included in equity in net losses of investees in our condensed consolidated statements of comprehensive income (loss).

Note 5.   Leases

Revenue Recognition. We are a lessor of commercial office properties. Our leases provide our tenants with the contractual right to use and economically benefit from all of the physical space specified in the leases; therefore, we have determined to evaluate our leases as lease arrangements.

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

We increased rental income to record revenue on a straight line basis by $6,904 and $1,990 for the three months ended September 30, 2019 and 2018, respectively, and $19,365 and $7,825 for the nine months ended September 30, 2019 and 2018, respectively. Rents receivable, excluding properties classified as held for sale, include $47,148 and $34,006 of straight line rent receivables at September 30, 2019 and December 31, 2018, respectively.

We do not include in our measurement of our lease receivables certain variable payments, including payments determined by changes in the index or market-based indices after the inception of the lease, certain tenant reimbursements and other income until the specific events that trigger the variable payments have occurred. Such payments totaled $23,092 and $69,182 for the three and nine months ended September 30, 2019, respectively, of which tenant reimbursements totaled $21,914 and $65,577, respectively.

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

The following table presents our operating lease maturity analysis as of September 30, 2019:

Year	Amount
2019	$130,897
2020	498,567
2021	476,585
2022	436,876
2023	390,567
Thereafter	1,396,144
Total	$3,329,636

Right of Use Asset and Lease Liability. For leases where we are the lessee, we are required to record a right of use asset and lease liability for all leases with a term greater than 12 months. As of September 30, 2019, we had one lease that met this criterion where we are the lessee which expires on January 31, 2021. The value of the right of use asset and related liability representing our future obligation under the lease arrangement for which we are the lessee were $2,633 and $2,662, respectively, as of September 30, 2019. The right of use asset and related lease liability are included within other assets, net and accounts payable and other liabilities, respectively, within our condensed consolidated balance sheets.

Note 6.   Concentration

Tenant Concentration

We define annualized rental income as the annualized contractual base rents from our tenants pursuant to our lease agreements as of the measurement date, plus straight line rent adjustments and estimated recurring expense reimbursements to be paid to us, and excluding lease value amortization. As of September 30, 2019, the U.S. Government, 13 state governments and three other government tenants combined were responsible for approximately 36.3% of our annualized rental income, and as of September 30, 2018, the U.S. Government, 13 state governments and three other government tenants combined were responsible for approximately 62.5% of our annualized rental income. The U.S. Government is our largest tenant by annualized rental income and was responsible for approximately 25.8% and 45.6% of our annualized rental income as of September 30, 2019 and 2018, respectively.

Geographic Concentration

At September 30, 2019, our 200 wholly owned properties were located in 36 states and the District of Columbia. Properties located in Virginia, California, the District of Columbia, Texas and Maryland were responsible for 15.8%, 11.6%, 9.8%, 9.7% and 7.4% of our annualized rental income as of September 30, 2019, respectively. Properties located in the metropolitan Washington, D.C. market area were responsible for approximately 24.6% of our annualized rental income as of September 30, 2019.

Note 7.   Indebtedness

Our principal debt obligations at September 30, 2019 were: (1) $210,000 of outstanding borrowings under our $750,000 unsecured revolving credit facility; (2) $2,060,000 aggregate outstanding principal amount of senior unsecured notes; and (3) $327,262 aggregate outstanding principal amount of mortgage notes, including one mortgage note with an outstanding principal balance of $13,236 classified in liabilities of properties held for sale in our condensed consolidated balance sheet.

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)

Our $750,000 revolving credit facility is governed by a credit agreement, or our credit agreement, with a syndicate of institutional lenders that includes a feature under which the maximum aggregate borrowing availability may be increased to up to $1,950,000 in certain circumstances.

Our $750,000 revolving credit facility is available for general business purposes, including acquisitions. The maturity date of our revolving credit facility is January 31, 2023 and, subject to our payment of an extension fee and meeting certain other conditions, we have the option to extend the stated maturity date of our revolving credit facility by two additional six month periods. We can borrow, repay and reborrow funds available under our revolving credit facility until maturity and no principal repayment is due until maturity. We are required to pay interest at a rate of LIBOR plus a premium, which was 110 basis points per annum at September 30, 2019, on the amount outstanding under our revolving credit facility. We also pay a facility fee on the total amount of lending commitments under our revolving credit facility, which was 25 basis points per annum at September 30, 2019. Both the interest rate premium and the facility fee are subject to adjustment based upon changes to our credit ratings. As of September 30, 2019 and December 31, 2018, the annual interest rate payable on borrowings under our revolving credit facility was 3.0% and 3.6%, respectively. The weighted average annual interest rate for borrowings under our revolving credit facility was 3.3% and 3.2% for the three months ended September 30, 2019 and 2018, respectively, and 3.4% and 3.0% for the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019 and October 31, 2019, we had $210,000 and $185,000, respectively, outstanding under our revolving credit facility, and $540,000 and $565,000, respectively, available for borrowing under our revolving credit facility.

The remaining outstanding balance of our $300,000 term loan, which was scheduled to mature on March 31, 2020, was repaid in full on August 23, 2019, without penalty, using cash on hand, proceeds from the sale of properties and the proceeds from our sale of our 2,801,060 shares of class A common stock of The RMR Group Inc., or RMR Inc., as described in Note 11. The weighted average annual interest rate under this term loan was 3.7% and 3.5% for the period from July 1, 2019 to August 23, 2019 and the three months ended September 30, 2018, respectively, and 3.9% and 3.3% for the period from January 1, 2019 to August 23, 2019 and the nine months ended September 30, 2018, respectively.

Our $250,000 term loan, which was scheduled to mature on March 31, 2022 and had a principal balance of $88,000 as of December 31, 2018, was repaid in full on February 11, 2019, without penalty, using proceeds from the sale of a property portfolio. The weighted average annual interest rate under this term loan was 4.3% for the period from January 1, 2019 to February 11, 2019, and 3.9% and 3.7% for the three and nine months ended September 30, 2018, respectively.

As a result of the principal payments of our term loans, we recognized a loss on early extinguishment of debt of $158 and $643 for the three and nine months ended September 30, 2019, respectively, to write off unamortized debt issuance costs.

On July 15, 2019, we redeemed, at par plus accrued interest, all $350,000 of our 3.75% senior unsecured notes that had a maturity date in August 2019 using cash on hand and borrowings under our revolving credit facility. As a result of the redemption of our 3.75% senior unsecured notes, we recognized a loss on early extinguishment of debt of $126 for the three and nine months ended September 30, 2019 to write off unamortized debt issuance costs and discounts.

Our credit agreement and senior unsecured notes indentures and their supplements provide for acceleration of payment of all amounts due thereunder upon the occurrence and continuation of certain events of default, such as, in the case of our credit agreement, a change of control of us, which includes The RMR Group LLC, or RMR LLC, ceasing to act as our business and property manager. Our credit agreement and senior unsecured notes indentures and their supplements also contain covenants, including those that restrict our ability to incur debts, require us to maintain certain financial ratios and, in the case of our credit agreement, restrict our ability to make distributions under certain circumstances. We believe we were in compliance with the terms and conditions of the respective covenants under our credit agreement and senior unsecured notes indentures and their supplements at September 30, 2019.

On March 1, 2019, we repaid at maturity, at par plus accrued interest, a mortgage note secured by one property with an outstanding principal balance of $7,890 using cash on hand.

At September 30, 2019, 11 of our consolidated properties with an aggregate net book value of $601,003 were encumbered by mortgage notes with an aggregate principal amount of $327,262, including one mortgage note with an outstanding principal balance of $13,236 classified in liabilities of properties held for sale in our condensed consolidated

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)

balance sheet. Our mortgage notes are non-recourse, subject to certain limited exceptions and do not contain any material financial covenants.

Note 8.   Fair Value of Assets and Liabilities

The table below presents certain of our assets measured at fair value at September 30, 2019, categorized by the level of inputs, as defined in the fair value hierarchy under GAAP, used in the valuation of each asset:

		Fair Value at Reporting Date Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Non-Recurring Fair Value Measurements Assets:
Assets of properties held for sale (1)	$89,050	$—	$89,050	$—

(1)
During the three months ended September 30, 2019, we recorded impairment charges of $6,342 to reduce the carrying value of eight properties that are classified as held for sale in our condensed consolidated balance sheet to their estimated fair value less costs to sell based upon negotiated sales prices with third party buyers (Level 2 inputs as defined in the fair value hierarchy under GAAP). See Note 4 for further details.

In addition to the assets described in the table above, our financial instruments include our cash and cash equivalents, restricted cash, rents receivable, a mortgage note receivable, accounts payable, a revolving credit facility, senior unsecured notes, mortgage notes payable, amounts due to related persons, other accrued expenses and security deposits. At September 30, 2019 and December 31, 2018, the fair values of our financial instruments approximated their carrying values in our condensed consolidated financial statements, due to their short term nature or floating interest rates, except as follows:

	As of September 30, 2019		As of December 31, 2018
Financial Instrument	Carrying Amount (1)	Fair Value	Carrying Amount (1)	Fair Value
Senior unsecured notes, 3.75% interest rate, due in 2019	$—	$—	$349,239	$348,903
Senior unsecured notes, 3.60% interest rate, due in 2020	399,738	401,348	399,146	399,146
Senior unsecured notes, 4.00% interest rate, due in 2022	297,426	306,341	296,735	295,047
Senior unsecured notes, 4.15% interest rate, due in 2022	297,530	306,747	296,736	296,736
Senior unsecured notes, 4.25% interest rate, due in 2024	339,447	359,704	337,736	337,736
Senior unsecured notes, 4.50% interest rate, due in 2025	380,124	413,982	377,329	377,329
Senior unsecured notes, 5.875% interest rate, due in 2046	300,834	328,352	300,576	274,288
Mortgage notes payable (2)	324,223	335,481	335,241	336,365
Total	$2,339,322	$2,451,955	$2,692,738	$2,665,550

(1)	Includes unamortized debt premiums, discounts and issuance costs totaling $47,940 and $55,524 as of September 30, 2019 and December 31, 2018, respectively.

(2)
Includes one mortgage note with a carrying value of $13,198 net of unamortized issuance costs totaling $38 and which is classified in liabilities of properties held for sale in our condensed consolidated balance sheet as of September 30, 2019.

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

On September 18, 2019, we granted an aggregate of 103,100 of our common shares, valued at $29.87 per share, the closing price of our common shares on Nasdaq on that day, to our officers and certain other employees of RMR LLC under our equity compensation plan.

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

On September 25, 2019, we purchased an aggregate of 11,433 of our common shares, valued at $30.41 per share, the closing price of our common shares on Nasdaq on that day, from our officers and certain other employees of RMR LLC in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of our common shares.

Distributions

On February 21, 2019, we paid a regular quarterly distribution to common shareholders of record on January 28, 2019 of $0.55 per share, or $26,445. On May 16, 2019, we paid a regular quarterly distribution to common shareholders of record on April 29, 2019 of $0.55 per share, or $26,450. On August 15, 2019, we paid a regular quarterly distribution to common shareholders of record on July 29, 2019 of $0.55 per share, or $26,461. On October 17, 2019, we declared a regular quarterly distribution to common shareholders of record on October 28, 2019 of $0.55 per share, or approximately $26,500. We expect to pay this distribution on or about November 14, 2019.

Cumulative Other Comprehensive Income (Loss)

Cumulative other comprehensive income (loss) represents our share of the comprehensive income (loss) of Affiliates Insurance Company, an Indiana insurance company, or AIC. See Note 11 for further information regarding this investment.

Note 10.   Business and Property Management Agreements with RMR LLC

We have no employees. The personnel and various services we require to operate our business are provided to us by RMR LLC. We have two agreements with RMR LLC to provide management services to us: (1) a business management agreement, which relates to our business generally; and (2) a property management agreement, which relates to our property level operations. Prior to completion of the Merger, SIR had similar business and property management agreements with RMR LLC, which agreements were terminated in connection with the Merger. See Notes 4 and 11 for further information regarding our relationship, agreements and transactions with SIR and RMR LLC.

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)

Pursuant to our business management agreement with RMR LLC, we recognized net business management fees of $5,159 and $20,575 for the three months ended September 30, 2019 and 2018, respectively, and $16,203 and $30,059 for the nine months ended September 30, 2019 and 2018, respectively. Based on our common share total return, as defined in our business management agreement, as of September 30, 2019, no estimated 2019 incentive fees are included in the net business management fees we recognized for the three and nine months ended September 30, 2019, respectively. The actual amount of annual incentive fees for 2019, if any, will be based on our common share total return, as defined in our business management agreement, for the three year period ending December 31, 2019, and will be payable in 2020. The net business management fees recognized for the three and nine months ended September 30, 2018 included $16,236 and $16,973, respectively, of estimated business management incentive fees. We include business management fees in general and administrative expenses in our condensed consolidated statements of comprehensive income (loss).

Pursuant to our property management agreement with RMR LLC, we recognized aggregate net property management and construction supervision fees of $5,622 and $3,415 for the three months ended September 30, 2019 and 2018, respectively, and $16,605 and $10,201 for the nine months ended September 30, 2019 and 2018, respectively. These amounts are included in other operating expenses or have been capitalized, as appropriate, in our condensed consolidated financial statements.
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
We are generally responsible for all our operating expenses, including certain expenses incurred or arranged by RMR LLC on our behalf. We are generally not responsible for payment of RMR LLC’s employment, office or administrative expenses incurred to provide management services to us, except for the employment and related expenses of RMR LLC’s employees assigned to work exclusively or partly at our properties, our share of the wages, benefits and other related costs of RMR LLC's centralized accounting personnel, our share of RMR LLC’s costs for providing our internal audit function, or as otherwise agreed. Our property level operating expenses are generally incorporated into the rents charged to our tenants, including certain payroll and related costs incurred by RMR LLC. We reimbursed RMR LLC $6,850 and $5,150 for these expenses and costs for the three months ended September 30, 2019 and 2018, respectively, and $20,007 and $15,294 for these expenses and costs for the nine months ended September 30, 2019 and 2018, respectively. We included these amounts in other operating expenses and general and administrative expenses, as applicable, in our condensed consolidated statements of comprehensive income (loss).

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

See Note 9 for further information relating to our awards of common shares to our officers and certain other employees of RMR LLC in September 2019 and our repurchases of common shares from our current and former officers, and certain other current and former employees of RMR LLC in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of our common shares to them. We include amounts recognized as expense for awards of our common shares to our officers and to other RMR LLC employees in general and administrative expenses in our condensed consolidated statements of comprehensive income (loss).

Leases with RMR LLC. We lease office space to RMR LLC in certain of our properties for RMR LLC's property management offices. Pursuant to our lease agreements with RMR LLC, we recognized rental income from RMR LLC for leased office space of $288 and $263 for the three months ended September 30, 2019 and 2018, respectively, and $854 and $763 for the nine months ended September 30, 2019 and 2018, respectively.

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

On July 1, 2019, we sold all of the 2,801,060 shares of class A common stock of RMR Inc. that we owned in an underwritten public offering at a price to the public of $40.00 per share pursuant to an underwriting agreement among us, RMR Inc., certain other real estate investment trusts, or REITs, managed by RMR LLC that also sold their class A common stock of RMR Inc. in the offering, and the underwriters named therein. We received net proceeds of $104,674 from this sale, after deducting underwriting discounts and commissions and other offering expenses.
SIR. As described further in Note 4, we completed the Merger effective December 31, 2018. Our Managing Trustees and three of our Independent Trustees previously served as managing trustees and independent trustees, respectively, of SIR, our President and Chief Executive Officer also served as SIR’s president and chief executive officer, and each of SIR’s officers was also an officer and employee of RMR LLC. RMR LLC provides management services to us and provided management services to SIR until it ceased to exist. See Notes 4 and 12 for further information regarding the Merger and our former equity method investment in SIR.
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
    As of September 30, 2019 and December 31, 2018, our investment in AIC had a carrying value of $9,459 and $8,751, respectively. These amounts are included in other assets in our condensed consolidated balance sheets. We recognized income of $83 and $831 for the three months ended September 30, 2019 and 2018, respectively, and $617 and $882 for the nine months ended September 30, 2019 and 2018, respectively, which are presented as equity in net income (loss) of investees in our condensed consolidated statements of comprehensive income (loss). Our other comprehensive income (loss) includes our proportionate part of unrealized gains (losses) on fixed income securities, which are owned by AIC, related to our investment in AIC.
AIC is in the process of dissolving. In connection with its dissolution, we expect to receive a capital distribution in the fourth quarter of 2019.
For further information about these and other such relationships and certain other related person transactions, refer to our 2018 Annual Report.

Note 12.   Discontinued Operations

We previously accounted for our investment in SIR under the equity method and had previously reported our investment in SIR as a reportable segment. As a result of the Secondary Sale and the elimination of a reportable segment, our former equity method investment in SIR is classified as discontinued operations in our condensed consolidated financial statements. See Note 4 for further information regarding the Secondary Sale. For the three and nine months ended September 30, 2018, we recorded $9,253 and $23,843, respectively, of equity in earnings of SIR which is included in income from discontinued operations in our condensed consolidated statement of comprehensive income (loss).

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)

The following table presents a summarized income statement of SIR as reported in SIR’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, or the SIR Quarterly Report. References in our condensed consolidated financial statements to the SIR Quarterly Report are included as references to the source of the data only, and the information in the SIR Quarterly Report is not incorporated by reference into our condensed consolidated financial statements.

	Three Months Ended	Nine Months Ended
	September 30, 2018	September 30, 2018
Rental income	$101,833	$298,003
Tenant reimbursements and other income	20,048	60,514
Total revenues	121,881	358,517

Real estate taxes	12,518	36,748
Other operating expenses	14,814	43,714
Depreciation and amortization	35,371	105,326
Acquisition and transaction related costs	3,796	3,796
General and administrative	15,331	47,353
Write-off of straight line rent receivable, net	—	10,626
Loss on impairment of real estate assets	9,706	9,706
Total expenses	91,536	257,269

Gain on sale of real estate	4,075	4,075
Dividend income	397	1,190
Unrealized gain on equity securities	22,771	53,159
Interest income	133	753
Interest expense	(23,287)	(69,446)
Loss on early extinguishment of debt	—	(1,192)
Income before income tax expense and equity in earnings of an investee	34,434	89,787
Income tax expense	(185)	(446)
Equity in earnings of an investee	831	882
Net income	35,080	90,223
Net income allocated to noncontrolling interest	(5,597)	(15,841)
Net income attributed to SIR	$29,483	$74,382

Weighted average common shares outstanding (basic)	89,410	89,395
Weighted average common shares outstanding (diluted)	89,437	89,411
Net income attributed to SIR per common share (basic and diluted)	$0.33	$0.83

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with our condensed consolidated financial statements and accompanying notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our 2018 Annual Report.

OVERVIEW (dollars in thousands, except per share data)

We are a REIT organized under Maryland law. As of September 30, 2019, our wholly owned properties were comprised of 200 properties and we had a noncontrolling ownership interest in three properties totaling 443,867 rentable square feet through two unconsolidated joint ventures in which we own 50% and 51% interests. As of September 30, 2019, our properties are located in 36 states and the District of Columbia and contain approximately 27.3 million rentable square feet. As of September 30, 2019, our properties were leased to 403 different tenants, with a weighted average remaining lease term (based on annualized rental income) of approximately 5.7 years. The U.S. Government is our largest tenant by annualized rental income and represents approximately 25.8% of our annualized rental income as of September 30, 2019. The term annualized rental income as used herein is defined as the annualized contractual base rents from our tenants pursuant to our lease agreements as of the measurement date, plus straight line rent adjustments and estimated recurring expense reimbursements to be paid to us, and excluding lease value amortization.

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

Property Operations

Unless otherwise noted, the data presented in this section include properties classified as held for sale as of September 30, 2019 and exclude three properties owned by two unconsolidated joint ventures in which we own 51% and 50% interests. See Note 4 to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information regarding our properties classified as held for sale and our unconsolidated joint ventures.

As of September 30, 2019, 93.3% of our rentable square feet was leased, compared to 93.3% of our rentable square feet as of September 30, 2018. Occupancy data for our properties as of September 30, 2019 and 2018 was as follows (square feet in thousands):

	All Properties (1)		Comparable Properties (2)
	September 30,		September 30,
	2019	2018	2019	2018
Total properties (3)	200	164	109	109
Total rentable square feet (3)(4)	27,290	17,046	13,073	13,069
Percent leased (5)	93.3%	93.3%	93.0%	94.4%

(1)	Based on properties we owned on September 30, 2019 and 2018, respectively.

(2)	Based on properties we owned continuously since January 1, 2018.

(3)	Includes one leasable land parcel as of September 30, 2019.

(4)	Subject to changes when space is remeasured or reconfigured for tenants.

(5)
Percent leased includes (i) space being fitted out for tenant occupancy pursuant to our lease agreements, if any, and (ii) space which is leased, but is not occupied or is being offered for sublease by tenants, if any, as of the measurement date.

The average effective rental rate per square foot for our properties for the three and nine months ended September 30, 2019 and 2018 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Average effective rental rate per square foot (1):
All properties (2)	$26.49	$26.86	$27.21	$26.81
Comparable properties (3)	$29.07	$29.28	$29.07	$29.33

(1)	Average effective rental rate per square foot represents annualized total rental income during the period specified divided by the average rentable square feet leased during the period specified.

(2)	Based on properties we owned on September 30, 2019 and 2018, respectively.

(3)	Based on properties we owned continuously since July 1, 2018 and January 1, 2018, respectively.

During the three and nine months ended September 30, 2019, changes in rentable square feet leased and available for lease at our properties were as follows (square feet in thousands):

	Three Months Ended September 30, 2019			Nine Months Ended September 30, 2019
	Leased	Available for Lease	Total	Leased	Available for Lease	Total
Beginning of period	26,860	2,449	29,309	29,024	2,876	31,900
Changes resulting from:
Disposition of properties	(1,398)	(622)	(2,020)	(2,999)	(1,611)	(4,610)
Lease expirations	(750)	750	—	(2,709)	2,709	—
Lease renewals (1)	664	(664)	—	1,817	(1,817)	—
New leases (1)	95	(95)	—	338	(338)	—
Remeasurements (2)	1	—	1	1	(1)	—
End of period	25,472	1,818	27,290	25,472	1,818	27,290

(1)	Based on leases entered during the three and nine months ended September 30, 2019, respectively.

(2)	Rentable square feet are subject to changes when space is remeasured or reconfigured for tenants.

Leases at our properties totaling approximately 0.8 million and 2.7 million rentable square feet expired during the three and nine months ended September 30, 2019, respectively. During the three and nine months ended September 30, 2019, we entered leases totaling approximately 0.8 million and 2.2 million rentable square feet, respectively, including lease renewals of approximately 0.7 million and 1.8 million rentable square feet, respectively, and new leases of approximately 0.1 million and 0.3 million rentable square feet, respectively. The weighted (by rentable square feet) average lease term for new and renewal leases entered during the three and nine months ended September 30, 2019 was 12.7 and 9.1 years, respectively.

During the three and nine months ended September 30, 2019, changes in effective rental rates per square foot achieved for new leases and lease renewals at our properties that commenced during the three and nine months ended September 30, 2019, when compared to prior effective rental rates per square foot in effect for the same space (and excluding space acquired vacant), were as follows (square feet in thousands):

	Three Months Ended September 30, 2019			Nine Months Ended September 30, 2019
	Old Effective Rent Per Square Foot (1)	New Effective Rent Per Square Foot (1)	Rentable Square Feet	Old Effective Rent Per Square Foot (1)	New Effective Rent Per Square Foot (1)	Rentable Square Feet
New leases	$33.30	$31.12	93	$32.44	$31.98	207
Lease renewals	$23.99	$25.29	651	$30.61	$32.48	1,840
Total leasing activity	$25.15	$26.02	744	$30.79	$32.43	2,047

(1)
Effective rental rate includes contractual base rents from our tenants pursuant to our lease agreements, plus straight line rent adjustments and estimated expense reimbursements to be paid to us, and excluding lease value amortization.

During the three and nine months ended September 30, 2019, commitments made for expenditures, such as tenant improvements and leasing costs, in connection with leasing space at our properties were as follows (square feet in thousands):

	Three Months Ended September 30, 2019
	New Leases	Renewals	Total
Rentable square feet leased	95	664	759
Tenant leasing costs and concession commitments (1)	$8,275	$9,292	$17,567
Tenant leasing costs and concession commitments per rentable square foot (1)	$87.46	$13.98	$23.14
Weighted (by square feet) average lease term (years)	9.2	13.2	12.7
Total leasing costs and concession commitments per rentable square foot per year (1)	$9.52	$1.06	$1.82

	Nine Months Ended September 30, 2019
	New Leases	Renewals	Total
Rentable square feet leased	338	1,817	2,155
Tenant leasing costs and concession commitments (1)	$30,575	$31,173	$61,748
Tenant leasing costs and concession commitments per rentable square foot (1)	$90.60	$17.15	$28.65
Weighted (by square feet) average lease term (years)	8.6	9.2	9.1
Total leasing costs and concession commitments per rentable square foot per year (1)	$10.51	$1.86	$3.14

(1)	Includes commitments made for leasing expenditures and concessions, such as tenant improvements, leasing commissions, tenant reimbursements and free rent.

During the three and nine months ended September 30, 2019 and 2018, amounts capitalized at our properties for tenant improvements, leasing costs, building improvements and development and redevelopment activities were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Tenant improvements (1)	$8,749	$2,293	$20,784	$8,990
Leasing costs (2)	7,139	1,831	21,224	5,443
Building improvements (3)	11,180	6,707	22,805	13,462
Recurring capital expenditures	27,068	10,831	64,813	27,895
Development, redevelopment and other activities (4)	1,206	664	2,391	2,814
Total capital expenditures	$28,274	$11,495	$67,204	$30,709

(1)	Tenant improvements include capital expenditures used to improve tenants’ space or amounts paid directly to tenants to improve their space.

(2)	Leasing costs include leasing related costs, such as brokerage commissions and other tenant inducements.

(3)	Building improvements generally include expenditures to replace obsolete building components and expenditures that extend the useful life of existing assets.

(4)	Development, redevelopment and other activities generally include capital expenditure projects that reposition a property or result in new sources of revenue.

As of September 30, 2019, we have estimated unspent leasing related obligations of $56,494.

As of September 30, 2019, we had leases at our properties totaling approximately 2.8 million rentable square feet that were scheduled to expire through September 30, 2020. As of October 31, 2019, tenants with leases totaling approximately 0.6 million rentable square feet that are scheduled to expire through September 30, 2020, have notified us that they do not plan to renew their leases upon expiration and we cannot be sure as to whether other tenants may or may not renew their leases upon expiration. Based upon current market conditions and tenant negotiations for leases scheduled to expire through September 30, 2020, we expect that the rental rates we are likely to achieve on new or renewed leases for space under leases expiring through September 30, 2020 will, in the aggregate and on a weighted (by annualized revenues) average basis, be approximately equivalent to the rates currently being paid, thereby generally resulting in unchanged rent from the same space. We cannot be sure of the rental rates which will result from our ongoing negotiations regarding lease renewals or any new or renewed leases we may enter; also, we may experience material declines in our rental income due to vacancies upon lease expirations or early terminations. Prevailing market conditions and government and other tenants' needs at the time we negotiate and enter leases or lease renewals will generally determine rental rates and demand for leased space at our properties, and market conditions and our other tenants' needs are beyond our control. Whenever we extend, renew or enter into new leases for our properties, we intend to seek rents which are equal to or higher than our historical rents for the same properties; however, our ability to maintain or increase the rents for our current properties will depend in large part upon market conditions, which are beyond our control.

As shown below, approximately 5.9% of our total rented square feet and approximately 7.3% of our total annualized rental income as of September 30, 2019 are from leases scheduled to expire by December 31, 2019. As of September 30, 2019, lease expirations at our properties by year are as follows (square feet in thousands):

Year (1)	Number of Leases Expiring	Leased Square Feet Expiring (2)	Percent of Total	Cumulative Percent of Total	Annualized Rental Income Expiring	Percent of Total	Cumulative Percent of Total
2019	44	1,496	5.9%	5.9%	$46,666	7.3%	7.3%
2020	63	1,297	5.1%	11.0%	34,348	5.4%	12.7%
2021	67	1,863	7.3%	18.3%	43,300	6.8%	19.5%
2022	88	2,360	9.3%	27.6%	60,888	9.5%	29.0%
2023	66	2,688	10.6%	38.2%	71,043	11.1%	40.1%
2024	60	3,741	14.7%	52.9%	96,366	15.1%	55.2%
2025	36	2,017	7.9%	60.8%	43,607	6.8%	62.0%
2026	29	1,844	7.2%	68.0%	48,403	7.6%	69.6%
2027	32	2,073	8.1%	76.1%	51,656	8.1%	77.7%
2028 and thereafter	58	6,093	23.9%	100.0%	142,232	22.3%	100.0%
Total	543	25,472	100.0%		$638,509	100.0%

Weighted average remaining lease term (in years)		6.0			5.7

(1)
The year of lease expiration is pursuant to current contract terms. Some tenants have the right to vacate their space before the stated expirations of their leases. As of September 30, 2019, tenants occupying approximately 10.0% of our rentable square feet and responsible for approximately 6.0% of our annualized rental income as of September 30, 2019 currently have exercisable rights to terminate their leases before the stated terms of their leases expire. Also, in 2019, 2020, 2021, 2022, 2023, 2024, 2025, 2026, 2027, 2028, 2030 and 2034, early termination rights become exercisable by other tenants who currently occupy an additional approximately 0.2%, 5.1%, 1.4%, 2.3%, 0.9%, 1.0%, 1.9%, 0.9%, 0.5%, 1.0%, 0.5% and 0.1% of our rentable square feet, respectively, and contribute an additional approximately 0.2%, 6.5%, 1.6%, 2.2%, 1.1%, 1.5%, 3.3%, 1.1%, 0.6%, 1.1%, 0.5% and 0.0% of our annualized rental income, respectively, as of September 30, 2019. In addition, as of September 30, 2019, 16 of our tenants currently have exercisable rights to terminate their leases if the legislature or other funding authority does not appropriate rent amounts in their respective annual budgets. These 16 tenants occupy approximately 5.1% of our rentable square feet and contribute approximately 5.3% of our annualized rental income as of September 30, 2019.

(2)
Leased square feet is pursuant to leases existing as of September 30, 2019, and includes (i) space being fitted out for tenant occupancy pursuant to our lease agreements, if any, and (ii) space which is leased, but is not occupied or is being offered for sublease by tenants, if any. Square feet measurements are subject to changes when space is remeasured or reconfigured for new tenants.

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

As of September 30, 2019, we derive 24.6% of our annualized rental income from our properties located in the metropolitan Washington, D.C. market area, which includes Washington, D.C., Northern Virginia and suburban Maryland. A downturn in economic conditions in this area could result in reduced demand from tenants for our properties or reduce the rents that our tenants in this area are willing to pay when our leases expire or terminate and when renewal or new terms are negotiated. Additionally, in recent years there has been a decrease in demand for new leased space by the U.S. Government in the metropolitan Washington, D.C. market area, and that could increase competition for government tenants and adversely affect our ability to retain government tenants when our leases expire.

Our manager, RMR LLC, employs a tenant review process for us. RMR LLC assesses tenants on an individual basis and does not employ a standardized set of credit criteria. In general, depending on facts and circumstances, RMR LLC evaluates the creditworthiness of a tenant based on information concerning the tenant that is provided by the tenant and, in some cases, information that is publicly available or obtained from third party sources. RMR LLC also often uses a third party service to monitor the credit ratings of debt securities of our existing tenants whose debt securities are rated by a nationally recognized credit rating agency. We consider investment grade tenants to include: (a) investment grade rated tenants; (b) tenants with investment grade rated parent entities that guarantee the tenant's lease obligations; and/or (c) tenants with investment grade rated parent entities that do not guarantee the tenant's lease obligations. As of September 30, 2019, tenants contributing 54.6% of annualized rental income were investment grade rated (or their payment obligations were guaranteed by an investment grade rated parent) and tenants contributing an additional 9.3% of annualized rental income were subsidiaries of an investment grade rated parent (although these parent entities were not liable for the payment of rents).

As of September 30, 2019, tenants representing 1% or more of our total annualized rental income were as follows:

	Tenant	Credit Rating	Annualized Rental Income	% of Total Annualized Rental Income
1	U.S. Government	Investment Grade	$164,864	25.8%
2	State of California	Investment Grade	19,040	3.0%
3	Shook, Hardy & Bacon L.L.P.	Not Rated	18,854	3.0%
4	Bank of America Corporation	Investment Grade	16,604	2.6%
5	F5 Networks, Inc.	Not Rated	14,416	2.3%
6	Noble Energy, Inc.	Investment Grade	14,149	2.2%
7	WestRock Company	Investment Grade	12,843	2.0%
8	CareFirst Inc.	Non Investment Grade	11,619	1.8%
9	Northrop Grumman Corporation	Investment Grade	11,346	1.8%
10	Tyson Foods, Inc.	Investment Grade	10,253	1.6%
11	Technicolor SA	Non Investment Grade	10,034	1.6%
12	Commonwealth of Massachusetts	Investment Grade	9,693	1.5%
13	Micro Focus International plc	Non Investment Grade	8,710	1.4%
14	CommScope Holding Company, Inc.	Non Investment Grade	7,931	1.2%
15	PNC Bank	Investment Grade	6,897	1.1%
16	State of Georgia	Investment Grade	6,790	1.0%
	Total		$344,043	53.9%

Disposition Activities

During the nine months ended September 30, 2019, we sold 47 properties with a combined 4.6 million rentable square feet for an aggregate sales price of $584.9 million, excluding closing costs. In October 2019, we sold three properties with a combined 0.2 million rentable square feet for an aggregate sales price of $10.8 million, excluding closing costs. As of October 31, 2019, we have entered into agreements to sell an additional 10 properties containing a combined 0.9 million rentable square feet for an aggregate sales price of $135.9 million, excluding closing costs.

In addition, we are currently marketing an additional eight properties with approximately 0.9 million rentable square feet, including two properties with approximately 0.3 million rentable square feet classified as held for sale as of September 30, 2019, and expect to enter into agreements to sell these properties by the end of 2019. Upon completion of these dispositions, we expect to turn our attention to accretively growing our property portfolio. We cannot be sure we will sell any properties we are marketing for prices in excess of their carrying values or otherwise. In addition, our pending sales are subject to conditions; accordingly, we cannot be sure that we will complete these sales or that these sales will not be delayed or their terms will not change.

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

During the nine months ended September 30, 2019, we repaid, without penalty, (i) the remaining principal balance outstanding on our $250.0 million unsecured term loan due in 2022 and (ii) the remaining principal balance outstanding on our $300.0 million unsecured term loan due in 2020 using cash on hand, proceeds from property sales and proceeds from the sale of our shares of class A common stock of RMR Inc.

On July 1, 2019, we sold all of the shares of class A common stock of RMR Inc. we owned in an underwritten public offering at a price to the public of $40.00 per share pursuant to an underwriting agreement among us, RMR Inc., certain other REITs managed by RMR LLC that also sold their class A common stock of RMR Inc. in the offering, and the underwriters named therein. We received net proceeds of $104.7 million from this sale, after deducting underwriting discounts and commissions and other offering expenses, that we used to repay amounts under our unsecured term loan due in 2020.

On July 15, 2019, we redeemed, at par plus accrued interest, all $350.0 million of our 3.75% senior unsecured notes due 2019 using cash on hand and borrowings under our revolving credit facility.

Segment Information

We operate in one business segment: ownership of real estate properties.

RESULTS OF OPERATIONS (amounts in thousands, except per share amounts)

Three Months Ended September 30, 2019, Compared to Three Months Ended September 30, 2018

					Acquired Properties		Disposed Properties
					Results (2)		Results (3)
	Comparable Properties Results (1)				Three Months Ended		Three Months Ended		Consolidated Results
	Three Months Ended September 30,				September 30,		September 30,		Three Months Ended September 30,
			$	%							$	%
	2019	2018	Change	Change	2019	2018	2019	2018	2019	2018	Change	Change
Rental income	$87,240	$88,439	$(1,199)	(1.4%)	$77,000	$—	$3,171	$17,663	$167,411	$106,102	$61,309	57.8%
Operating expenses:
Real estate taxes	10,968	10,276	692	6.7%	7,605	—	251	1,796	18,824	12,072	6,752	55.9%
Utility expenses	6,328	6,940	(612)	(8.8%)	3,090	—	100	843	9,518	7,783	1,735	22.3%
Other operating expenses	19,820	19,001	819	4.3%	10,204	—	352	2,784	30,376	21,785	8,591	39.4%
Total operating expenses	37,116	36,217	899	2.5%	20,899	—	703	5,423	58,718	41,640	17,078	41.0%
Net operating income (4)	$50,124	$52,222	$(2,098)	(4.0%)	$56,101	$—	$2,468	$12,240	108,693	64,462	44,231	68.6%

Other expenses:
Depreciation and amortization									74,939	42,569	32,370	76.0%
Loss on impairment of real estate									8,521	—	8,521	nm
Acquisition and transaction related costs									—	3,813	(3,813)	(100.0%)
General and administrative									7,990	22,383	(14,393)	(64.3%)
Total other expenses									91,450	68,765	22,685	33.0%
Gain on sale of real restate									11,463	—	11,463	nm
Dividend income									—	304	(304)	(100.0%)
Gain on equity securities									—	17,425	(17,425)	(100.0%)
Interest income									358	140	218	155.7%
Interest expense									(32,367)	(23,374)	(8,993)	38.5%
Loss on early extinguishment of debt									(284)	—	(284)	nm
Loss from continuing operations before income tax expense and equity in net income (loss) of investees									(3,587)	(9,808)	6,221	nm
Income tax expense									(156)	(9)	(147)	nm
Equity in net income (loss) of investees									(196)	94	(290)	(308.5%)
Loss from continuing operations									(3,939)	(9,723)	5,784	nm
Income from discontinued operations									—	9,274	(9,274)	(100.0%)
Net loss									(3,939)	(449)	(3,490)	nm
Preferred units of limited partnership distributions									—	—	—	nm
Net loss available for common shareholders									$(3,939)	$(449)	$(3,490)	nm

Weighted average common shares outstanding (basic)									48,073	24,768	23,305	94.1%
Weighted average common shares outstanding (diluted)									48,073	24,768	23,305	94.1%

Per common share amounts (basic and diluted):
Loss from continuing operations									$(0.08)	$(0.39)	$0.31	(79.5%)
Income from discontinued operations									$—	$0.37	$(0.37)	(100.0%)
Net loss available for common shareholders									$(0.08)	$(0.02)	$(0.06)	300.0%

(1)	Comparable properties consist of 109 properties we owned continuously since July 1, 2018.

(2)
Acquired properties consist of 91 properties we acquired since July 1, 2018 and which we owned as of September 30, 2019. On December 31, 2018, we acquired these properties in connection with the Merger.

(3)	Disposed properties consist of 47 properties we sold during the nine months ended September 30, 2019 and 16 properties we sold during the period from July 1, 2018 to December 31, 2018.

(4)	Our definition of Property NOI and our reconciliation of net income (loss) available for common shareholders to Property NOI are included below under the heading “Non-GAAP Financial Measures."

We refer to the 109 properties we owned continuously since July 1, 2018 as the comparable properties. We refer to the 91 properties we acquired during the period from July 1, 2018 to September 30, 2019 as the acquired properties. We refer to the 63 properties we sold during the period from July 1, 2018 to September 30, 2019 as the disposed properties.

Our condensed consolidated statements of comprehensive income (loss) for the three months ended September 30, 2019 include the operating results of the acquired properties for the entire period, as we acquired those properties on December 31, 2018 in connection with the Merger, include the operating results of nine of the disposed properties for less than the entire period, as we sold those properties during the three months ended September 30, 2019, and exclude the operating results of 54 of the disposed properties, as we sold those properties prior to July 1, 2019. Our condensed consolidated statements of comprehensive income (loss) for the three months ended September 30, 2018 exclude the operating results of the acquired properties for the entire period, as we acquired those properties after September 30, 2018 and include the operating results of 63 of the disposed properties for the entire period as we sold those properties after September 30, 2018.

References to changes in the income and expense categories below relate to the comparison of consolidated results for the three month period ended September 30, 2019, compared to the three month period ended September 30, 2018.

Rental income. The increase in rental income reflects an increase in rental income associated with the acquired properties, partially offset by a decrease in rental income from the comparable properties and the disposed properties. Rental income for the comparable properties declined $1,199 primarily due to reductions in occupied space at certain of our properties. Rental income increased $77,000 as a result of the acquired properties. Rental income declined $14,492 as a result of the disposed properties. Rental income includes non-cash straight line rent adjustments totaling $6,904 in the 2019 period and $1,990 in the 2018 period, and amortization of acquired leases and assumed lease obligations totaling $(35) in the 2019 period and $(773) in the 2018 period.

Real estate taxes. The increase in real estate taxes reflects an increase in real estate taxes associated with the acquired properties and the comparable properties, partially offset by a decrease in real estate taxes for the disposed properties. Real estate taxes for the comparable properties increased $692 due primarily to the effect of higher real estate tax rates and valuation assessments at four properties, as well as real estate tax refunds received for two properties in the 2018 period. Real estate taxes increased $7,605 as a result of the acquired properties. Real estate taxes declined $1,545 as a result of the disposed properties.

Utility expenses. The increase in utility expenses reflects an increase in utility expenses associated with the acquired properties, partially offset by a decrease in utility expenses for the comparable properties and the disposed properties. Utility expenses at the comparable properties decreased $612 primarily due to a decrease in electricity and water usage as a result of energy savings initiatives at certain of our properties during the 2019 period. Utility expenses increased $3,090 as a result of the acquired properties. Utility expenses declined $743 as a result of the disposed properties.

Other operating expenses. Other operating expenses consist of salaries and benefit costs of property level personnel, repairs and maintenance expense, cleaning expense, other direct costs of operating our properties and property management fees. The increase in other operating expenses reflects an increase in other operating expenses associated with the acquired properties as well as an increase at the comparable properties, partially offset by a decrease in other operating expenses for the disposed properties. Other operating expenses increased $10,204 as a result of the acquired properties and were partially offset by the impact of a $2,432 decrease as a result of the disposed properties. Other operating expenses increased $819 at the comparable properties primarily as a result of increased repairs and maintenance costs during the 2019 period.

Depreciation and amortization. The increase in depreciation and amortization reflects the effect of the acquired properties, partially offset by the effect of certain assets of the comparable properties becoming fully depreciated and the disposed properties. Depreciation and amortization increased $42,992 as a result of the acquired properties. Depreciation and amortization at the comparable properties decreased $3,088 due primarily to certain leasing related assets becoming fully depreciated after July 1, 2018, partially offset by depreciation and amortization of improvements made to certain of our properties after July 1, 2018. Depreciation and amortization declined $7,534 as a result of the disposed properties.

Loss on impairment of real estate. We recorded a $6,342 loss on impairment of real estate in the 2019 period to reduce the carrying value of eight properties to their estimated fair value less costs to sell and a $2,179 loss on impairment of real estate related to the disposal of one property in the 2019 period.

Acquisition and transaction related costs. Acquisition and transaction related costs in the 2018 period include costs incurred in connection with the Merger and other related transactions.

General and administrative. General and administrative expenses consist of fees pursuant to our business management agreement, equity compensation expense, legal and accounting fees, Trustees’ fees and expenses, securities listing and transfer agency fees and other costs relating to our status as a publicly traded company. The decrease in general and administrative expenses primarily reflects $16,236 in estimated incentive business management fees recorded during the 2018 period, partially offset by an increase in business management fees as a result of the Merger.

Gain on sale of real estate. We recorded an $11,463 gain on the sale of real estate resulting from the sale of two properties during the three months ended September 30, 2019.

Dividend income. Dividend income for the 2018 period consists of dividends received from our former investment in RMR Inc. We sold our investment in RMR Inc. on July 1, 2019.

Gain on equity securities. Gain on equity securities in the 2018 period represents the unrealized gain to adjust our former investment in RMR Inc. to its fair value.

Interest income. The increase in interest income is primarily the result of higher cash balances in the 2019 period compared to the 2018 period.

Interest expense. The increase in interest expense reflects higher average outstanding debt balances primarily as a result of the debt assumed in conjunction with the Merger, higher weighted average interest rates on borrowings during the 2019 period compared to the 2018 period, partially offset by the redemption of our senior unsecured notes in July 2019.

Loss on early extinguishment of debt. We recorded a loss on early extinguishment of debt of $284 in the 2019 period from the write-off of unamortized debt issuance costs and discounts associated with the repayments of our unsecured term loan and redemption of our senior unsecured notes due in 2019.

Income tax expense. Income tax expense increased as a result of the acquired properties, reflecting higher operating income in certain jurisdictions in the 2019 period that is subject to state income taxes.

Equity in net income (loss) of investees. Equity in net income (loss) of investees represents our proportionate share of earnings and losses from our investments in AIC and two unconsolidated joint ventures.

Income from discontinued operations. Income from discontinued operations in the 2018 period consists of our proportionate share of earnings from our former equity method investment in SIR. See Note 12 to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, for further information about our former equity method investment in SIR.

Weighted average common shares outstanding. The increase in weighted average common shares outstanding primarily reflects shares that were outstanding for part or all of the quarter ended September 30, 2019, but not outstanding for any of the corresponding 2018 period, including shares issued in connection with the Merger on December 31, 2018.

Net loss and net loss available for common shareholders. Our net loss, net loss available for common shareholders and net loss available for common shareholders per basic and diluted common share increased in the 2019 period compared to the 2018 period primarily as a result of the changes noted above.

RESULTS OF OPERATIONS (amounts in thousands, except per share amounts)

Nine Months Ended September 30, 2019, Compared to Nine Months Ended September 30, 2018

					Acquired Properties		Disposed Properties
					Results (2)		Results (3)
	Comparable Properties Results (1)				Nine Months Ended		Nine Months Ended		Consolidated Results
	Nine Months Ended September 30,				September 30,		September 30,		Nine Months Ended September 30,
			$	%							$	%
	2019	2018	Change	Change	2019	2018	2019	2018	2019	2018	Change	Change
Rental income	$260,931	$266,620	$(5,689)	(2.1%)	$235,577	$—	$21,712	$56,284	$518,220	$322,904	$195,316	60.5%
Operating expenses:
Real estate taxes	31,803	31,072	731	2.4%	21,580	—	1,980	6,330	55,363	37,402	17,961	48.0%
Utility expenses	17,335	18,159	(824)	(4.5%)	8,136	—	898	2,331	26,369	20,490	5,879	28.7%
Other operating expenses	57,611	55,978	1,633	2.9%	29,657	—	2,936	10,243	90,204	66,221	23,983	36.2%
Total operating expenses	106,749	105,209	1,540	1.5%	59,373	—	5,814	18,904	171,936	124,113	47,823	38.5%
Net operating income (4)	$154,182	$161,411	$(7,229)	(4.5%)	$176,204	$—	$15,898	$37,380	346,284	198,791	147,493	74.2%

Other expenses:
Depreciation and amortization									226,373	129,444	96,929	74.9%
Loss on impairment of real estate									14,105	5,800	8,305	143.2%
Acquisition and transaction related costs									682	3,813	(3,131)	(82.1%)
General and administrative									25,457	36,438	(10,981)	(30.1%)
Total other expenses									266,617	175,495	91,122	51.9%
Gain on sale of real estate									33,538	17,329	16,209	93.5%
Dividend income									1,960	912	1,048	114.9%
Gain (loss) on equity securities, net									(44,007)	40,677	(84,684)	(208.2%)
Interest income									847	405	442	109.1%
Interest expense									(104,848)	(69,444)	(35,404)	51.0%
Loss on early extinguishment of debt									(769)	—	(769)	nm
Income (loss) from continuing operations before income tax expense and equity in net losses of investees									(33,612)	13,175	(46,787)	(355.1%)
Income tax expense									(509)	(124)	(385)	310.5%
Equity in net losses of investees									(573)	(1,112)	539	(48.5%)
Income (loss) from continuing operations									(34,694)	11,939	(46,633)	(390.6%)
Income from discontinued operations									—	23,872	(23,872)	(100.0%)
Net income (loss)									(34,694)	35,811	(70,505)	(196.9%)
Preferred units of limited partnership distributions									—	(371)	371	(100.0)%
Net income (loss) available for common shareholders									$(34,694)	$35,440	$(70,134)	(197.9%)

Weighted average common shares outstanding (basic)									48,051	24,764	23,287	94.0%
Weighted average common shares outstanding (diluted)									48,051	24,769	23,282	94.0%

Per common share amounts (basic and diluted):
Income (loss) from continuing operations									$(0.72)	$0.47	$(1.19)	(253.2%)
Income from discontinued operations									$—	$0.96	$(0.96)	(100.0%)
Net income (loss) available for common shareholders									$(0.72)	$1.43	$(2.15)	(150.3%)

(1)	Comparable properties consist of 109 properties we owned continuously since January 1, 2018.

(2)	Acquired properties consist of 91 properties we acquired since January 1, 2018. On December 31, 2018, we acquired these properties in connection with the Merger.

(3)	Disposed properties consist of 47 properties we sold during the nine months ended September 30, 2019 and 19 properties we sold during 2018.

(4)	Our definition of Property NOI and our reconciliation of net income (loss) available for common shareholders to Property NOI are included below under the heading “Non-GAAP Financial Measures."

We refer to the 109 properties we owned continuously since January 1, 2018 as the comparable properties. We refer to the 91 properties we acquired during the period from January 1, 2018 to September 30, 2019 as the acquired properties. We refer to the 66 properties we sold during the period from January 1, 2018 to September 30, 2019 as the disposed properties.

Our condensed consolidated statements of comprehensive income (loss) for the nine months ended September 30, 2019 include the operating results of the acquired properties for the entire period, as we acquired those properties on December 31, 2018 in connection with the Merger, include the operating results of 47 of the disposed properties for less than the entire period, as we sold those properties during the nine months ended September 30, 2019, and exclude the operating results of 19 of the disposed properties, as we sold those properties prior to January 1, 2019. Our condensed consolidated statements of comprehensive income (loss) for the nine months ended September 30, 2018 exclude the operating results of the acquired properties for the entire period, as we acquired those properties after September 30, 2018, include the operating results of 63 of the disposed properties for the entire period as we sold those properties after September 30, 2018 and include the operating results of three disposed properties for less than the entire period as we sold these properties during the nine months ended September 30, 2018.

References to changes in the income and expense categories below relate to the comparison of consolidated results for the nine months ended September 30, 2019, compared to the nine month period ended September 30, 2018.

Rental income. The increase in rental income reflects an increase in rental income associated with the acquired properties, partially offset by a decrease in rental income from the comparable properties and the disposed properties. Rental income for the comparable properties declined $5,689 primarily due to reductions in occupied space at certain of our properties. Rental income increased $235,577 as a result of the acquired properties, which includes $7,642 of termination fee revenue recorded for a single tenant at one property during the three months ended June 30, 2019. Rental income declined $34,572 as a result of the disposed properties. Rental income includes non-cash straight line rent adjustments totaling $19,365 in the 2019 period and $7,825 in the 2018 period, and amortization of acquired leases and assumed lease obligations totaling $(2,628) in the 2019 period and $(2,361) in the 2018 period.

Real estate taxes. The increase in real estate taxes reflects an increase in real estate taxes associated with the acquired properties and the comparable properties, partially offset by a decrease in real estate taxes for the disposed properties. Real estate taxes for the comparable properties increased $731 due primarily to the effect of higher real estate tax rates and valuation assessments at certain of our properties in the 2019 period. Real estate taxes increased $21,580 as a result of the acquired properties. Real estate taxes declined $4,350 as a result of the disposed properties.

Utility expenses. The increase in utility expenses reflects an increase in utility expenses associated with the acquired properties, partially offset by a decrease in utility expenses for the comparable properties and the disposed properties. Utility expenses at comparable properties decreased $824 primarily due to a decrease in electricity and water usage as a result of energy savings initiatives at certain of our properties during the 2019 period. Utility expenses increased $8,136 as a result of the acquired properties. Utility expenses declined $1,433 as a result of the disposed properties.

Other operating expenses. The increase in other operating expenses reflects an increase in other operating expenses associated with the acquired properties as well as an increase at the comparable properties, partially offset by a decrease in other operating expenses for the disposed properties. Other operating expenses at the comparable properties increased $1,633 primarily as a result of higher snow removal and increased repairs and maintenance costs during the 2019 period. Other operating expenses increased $29,657 as a result of the acquired properties. Other operating expenses declined $7,307 as a result of the disposed properties.

Depreciation and amortization. The increase in depreciation and amortization reflects the effect of the acquired properties and the effect of improvements made to certain of the comparable properties, partially offset by the effect of certain assets becoming fully depreciated and the disposed properties. Depreciation and amortization increased $125,538 as a result of the acquired properties. Depreciation and amortization at the comparable properties decreased $8,288 due primarily to certain leasing related assets becoming fully depreciated after January 1, 2018, partially offset by depreciation and amortization of improvements made to certain of our properties after January 1, 2018. Depreciation and amortization declined $20,321 as a result of the disposed properties.

Loss on impairment of real estate. During the nine months ended September 30, 2019, we recorded aggregate losses of $11,479 to reduce the carrying value of nine properties to their estimated fair value less costs to sell, as well as aggregate losses on impairment of real estate of $2,626 related to the disposal of 35 properties. We recorded a $5,800 loss on impairment of real estate in the 2018 period to reduce the carrying value of three properties to their estimated fair value less costs to sell.

Acquisition and transaction related costs. Acquisition and transaction related costs include costs incurred in connection with the Merger and other related transactions, including certain post-merger activity costs incurred in the 2019 period. For further information regarding the Merger and other related transactions, see Note 4 to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

General and administrative. The decrease in general and administrative expenses primarily reflects $16,973 in estimated incentive business management fees recorded during the 2018 period, partially offset by increases in business management fees as a result of the Merger and increased equity compensation expenses.

Gain on sale of real estate. We recorded aggregate gains of $33,538 on the sale of real estate in 2019 resulting from the sale of three properties in the 2019 period. We recorded a $17,329 gain on the sale of real estate in 2018 resulting from the sale of one property in the 2018 period.

Dividend income. The increase in dividend income in the 2019 period is a result of the additional shares of class A common stock of RMR Inc. SIR owned which we acquired as result of the Merger and a higher dividend rate paid by RMR Inc., partially offset by the sale of our investment in RMR Inc. common stock on July 1, 2019. As a result of this sale, we did not record dividend income during the three months ended September 30, 2019.

Gain (loss) on equity securities, net. Gain (loss) on equity securities, net represents a realized loss in the 2019 period for the sale of our 2.8 million shares of class A common stock of RMR Inc. on July 1, 2019, and an unrealized gain in the 2018 period to adjust our former investment in RMR Inc. to its fair value.

Interest income. The increase in interest income is primarily the result of higher cash balances in the 2019 period compared to the 2018 period.

Interest expense. The increase in interest expense reflects higher average outstanding debt balances primarily as a result of the debt assumed in conjunction with the Merger and higher weighted average interest rates during the 2019 period compared to the 2018 period, partially offset by the redemption of our senior unsecured notes in July 2019.

Loss on early extinguishment of debt. We recorded a loss on early extinguishment of debt of $769 in the 2019 period from the write-off of unamortized debt issuance costs and discounts associated with the repayments of our unsecured term loans and redemption of our senior unsecured notes due in 2019.

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

Income from discontinued operations. Income from discontinued operations in the 2018 period consists of our proportionate share of earnings from our former equity method investment in SIR. See Note 12 to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, for further information about our former equity method investment in SIR.

Preferred units of limited partnership distributions. Preferred units of limited partnership distributions in the 2018 period represent distributions to the holders of the previously outstanding 5.5% Series A Cumulative Preferred Units of one of our subsidiaries.

Weighted average common shares outstanding. The increase in weighted average common shares outstanding primarily reflects shares that were outstanding for part or all of the nine months ended September 30, 2019, but not outstanding for any of the corresponding 2018 period, including shares issued in connection with the Merger on December 31, 2018.

Net income (loss) and net income (loss) available for common shareholders. Our net income (loss), net income (loss) available for common shareholders and net income (loss) available for common shareholders per basic and diluted common share decreased in the 2019 period compared to the 2018 period primarily as a result of the changes noted above.

Non-GAAP Financial Measures

We present certain "non-GAAP financial measures" within the meaning of applicable Securities and Exchange Commission, or SEC, rules, including the calculations below of Property net operating income, or NOI, as well as funds from operations, or FFO, available for common shareholders, normalized funds from operations, or Normalized FFO, available for common shareholders, for the three and nine months ended September 30, 2019 and 2018. These measures do not represent cash generated by operating activities in accordance with GAAP and should not be considered alternatives to income (loss) from continuing operations, net income (loss) or net income (loss) available for common shareholders as indicators of our operating performance or as measures of our liquidity. These measures should be considered in conjunction with income (loss) from continuing operations, net income (loss) and net income (loss) available for common shareholders as presented in our condensed consolidated statements of comprehensive income (loss). We consider these non-GAAP measures to be appropriate supplemental measures of operating performance for a REIT, along with income (loss) from continuing operations, net income (loss) and net income (loss) available for common shareholders. We believe these measures provide useful information to investors because by excluding the effects of certain historical amounts, such as depreciation and amortization expense, they may facilitate a comparison of our operating performance between periods and with other REITs and, in the case of Property

NOI, reflecting only those income and expense items that are generated and incurred at the property level may help both investors and management to understand the operations of our properties.

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

The following table presents the reconciliation of net income (loss) available for common shareholders to Property NOI for the three and nine months ended September 30, 2019 and 2018.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income (loss) available for common shareholders	$(3,939)	$(449)	$(34,694)	$35,440
Preferred units of limited partnership distributions	—	—	—	371
Net income (loss)	(3,939)	(449)	(34,694)	35,811
Income from discontinued operations	—	(9,274)	—	(23,872)
Income (loss) from continuing operations	(3,939)	(9,723)	(34,694)	11,939
Equity in net (income) loss of investees	196	(94)	573	1,112
Income tax expense	156	9	509	124
Loss on early extinguishment of debt	284	—	769	—
Interest expense	32,367	23,374	104,848	69,444
Interest income	(358)	(140)	(847)	(405)
(Gain) loss on equity securities, net	—	(17,425)	44,007	(40,677)
Dividend income	—	(304)	(1,960)	(912)
Gain on sale of real estate	(11,463)	—	(33,538)	(17,329)
General and administrative	7,990	22,383	25,457	36,438
Acquisition and transaction related costs	—	3,813	682	3,813
Loss on impairment of real estate	8,521	—	14,105	5,800
Depreciation and amortization	74,939	42,569	226,373	129,444
Property NOI	$108,693	$64,462	$346,284	$198,791

Funds From Operations Available for Common Shareholders and Normalized Funds From Operations Available for Common Shareholders

We calculate FFO available for common shareholders and Normalized FFO available for common shareholders as shown below. FFO available for common shareholders is calculated on the basis defined by The National Association of Real Estate Investment Trusts, which is net income (loss) available for common shareholders, calculated in accordance with GAAP, plus real estate depreciation and amortization of consolidated properties and our proportionate share of the real estate depreciation and amortization of unconsolidated joint venture properties, and the difference between FFO attributable to an equity investment and equity in earnings of SIR included in discontinued operations, but excluding impairment charges on and increases in the carrying value of real estate assets, any gain or loss on sale of real estate and equity securities, as well as certain other adjustments currently not applicable to us. In calculating Normalized FFO available for common shareholders, we adjust for the difference between Normalized FFO attributable to an equity investment and FFO attributable to an equity investment and for the other items shown below and include business management incentive fees, if any, only in the fourth quarter versus the quarter when they are recognized as an expense in accordance with GAAP due to their quarterly volatility not necessarily being indicative of our core operating performance and the uncertainty as to whether any such business management incentive fees will be payable when all contingencies for determining such fees are known at the end of the calendar year. FFO available for common shareholders and Normalized FFO available for common shareholders are among the factors considered by our Board of Trustees when determining the amount of distributions to our shareholders. Other factors include, but are not limited to, requirements to maintain our qualification for taxation as a REIT, limitations in our credit agreement and public debt covenants, the availability to us of debt and equity capital, our expectation of our future capital requirements and operating performance and our expected needs for and availability of cash to pay our obligations. Other real estate companies and REITs may calculate FFO available for common shareholders and Normalized FFO available for common shareholders differently than we do.

The following table presents the reconciliation of net income (loss) available for common shareholders to FFO available for common shareholders and Normalized FFO available for common shareholders for the three and nine months ended September 30, 2019 and 2018.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income (loss) available for common shareholders	$(3,939)	$(449)	$(34,694)	$35,440
Add (less): Depreciation and amortization:
Consolidated properties	74,939	42,569	226,373	129,444
Unconsolidated joint venture properties	1,397	1,913	4,558	6,283
FFO attributable to Select Income REIT	—	19,012	—	49,914
Loss on impairment of real estate	8,521	—	14,105	5,800
Equity in earnings from Select Income REIT included in discontinued operations	—	(9,253)	—	(23,843)
Gain on sale of real estate	(11,463)	—	(33,538)	(17,329)
(Gain) loss on equity securities, net	—	(17,425)	44,007	(40,677)
FFO available for common shareholders	69,455	36,367	220,811	145,032
Add (less): Acquisition and transaction related costs	—	3,813	682	3,813
Loss on early extinguishment of debt	284	—	769	—
Normalized FFO attributable to Select Income REIT	—	15,584	—	42,482
FFO attributable to Select Income REIT	—	(19,012)	—	(49,914)
Net gain on issuance of shares by Select Income REIT included in discontinued operations	—	(21)	—	(29)
Estimated business management incentive fees	—	16,236	—	16,973
Normalized FFO available for common shareholders	$69,739	$52,967	$222,262	$158,357

FFO available for common shareholders per common share (basic and diluted)	$1.44	$1.47	$4.60	$5.86
Normalized FFO available for common shareholders per common share (basic and diluted)	$1.45	$2.14	$4.63	$6.39

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

As of December 31, 2018, including certain assets acquired from SIR in the Merger, we had identified approximately $700,000 of assets to be sold by us. As of October 31, 2019, we sold 16 properties for $397,115, we have entered agreements to sell 10 properties for $135,863 and we are actively marketing for sale an additional eight properties. In addition, on July 1, 2019, we sold all of the 2.8 million shares of class A common stock of RMR Inc. we owned, raising net proceeds of $104,674, after deducting underwriting discounts and commissions and other offering expenses. Our future cash flows from operating activities will depend primarily upon:

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
Our changes in cash flows for the nine months ended September 30, 2019 compared to the same period in 2018 were as follows: (i) cash flows provided by operating activities increased from $120,165 in the 2018 period to $148,138 in the 2019 period; (ii) cash flows provided by investing activities increased from $126,891 in the 2018 period to $639,768 in the 2019 period; and (iii) cash flows used in financing activities increased from $254,738 in the 2018 period to $793,816 in the 2019 period.

The increase in cash provided by operating activities for the 2019 period as compared to the 2018 period was a result of an increase in property NOI primarily due to the Merger, partially offset by unfavorable changes in working capital in the 2019 period as we paid outstanding liabilities, including $25,817 of the SIR business management incentive fee assumed as a result of the Merger. The increase in cash provided by investing activities in the 2019 period as compared to the 2018 period is primarily due to our receipt of cash proceeds from the sale of 47 properties and the sale of 2.8 million shares of class A common stock of RMR Inc. in the 2019 period. The increase in cash used in financing activities in the 2019 period as compared to the 2018 period is primarily due to an increase in debt repayments, including the repayment of $388,000 of unsecured term loans and $350,000 of senior unsecured notes, partially offset by a decrease in distributions paid to common shareholders in the 2019 period and the redemption of preferred units in the 2018 period.

Our Investment and Financing Liquidity and Resources (dollar amounts in thousands, except per share and per square foot amounts)

In order to fund acquisitions and to meet cash needs that may result from our desire or need to make distributions or pay operating or capital expenses, we maintain a $750,000 revolving credit facility. The maturity date of our revolving credit facility is January 31, 2023 and, subject to our payment of an extension fee and meeting certain other conditions, we have the option to extend the stated maturity date of our revolving credit facility by two additional six month periods. We can borrow, repay and reborrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity. We are required to pay interest at a rate of LIBOR plus a premium, which was 110 basis points per annum at September 30, 2019, on the amount outstanding under our revolving credit facility. We also pay a facility fee on the total amount of lending commitments under our revolving credit facility, which was 25 basis points per annum at September 30, 2019. Both the interest rate premium and the facility fee are subject to adjustment based upon changes to our credit ratings. As of September 30, 2019, the annual interest rate payable on borrowings under our revolving credit facility was 3.0%. As of September 30, 2019 and October 31, 2019, we had $210,000 and $185,000, respectively, outstanding under our revolving credit facility, and $540,000 and $565,000, respectively, available for borrowing under our revolving credit facility.

Our revolving credit facility is governed by our credit agreement, which is with a syndicate of institutional lenders, and which also governed our former unsecured term loans:

•
During the nine months ended September 30, 2019, we repaid in full our $300,000 term loan, which was scheduled to mature on March 31, 2020, without penalty, using cash on hand, proceeds from property sales and proceeds from the sale of our shares of class A common stock of RMR Inc.

•
In February 2019, we repaid in full our $250,000 term loan, which was scheduled to mature on March 31, 2022 and had a principal balance of $88,000 as of December 31, 2018, without penalty, using proceeds from the sale of a property portfolio.

Our credit agreement includes a feature under which the maximum borrowing availability may be increased to up to $1,950,000 in certain circumstances.

Our credit agreement provides that, with certain exceptions, a subsidiary of ours is required to guaranty our obligations under our $750,000 revolving credit facility only if that subsidiary has separately incurred debt (other than nonrecourse debt), within the meaning specified in our credit agreement, or provided a guarantee of debt incurred by us or any of our other subsidiaries.

On July 15, 2019, we redeemed, at par plus accrued interest, our $350,000 senior unsecured notes that had a maturity date in August 2019 using cash on hand and borrowings under our revolving credit facility.

As of September 30, 2019, our debt maturities (other than our revolving credit facility), consisting of senior unsecured notes and mortgage notes, are as follows:

Year	Debt Maturities
2019	$1,053
2020	475,707
2021	14,420
2022	625,518
2023 and thereafter	1,270,564
Total	$2,387,262

None of our unsecured debt obligations require sinking fund payments prior to their maturity dates. Our $327,262 in mortgage debts, including one mortgage note with an outstanding principal balance of $13,236 classified in liabilities of properties held for sale in our condensed consolidated balance sheet as of September 30, 2019, generally require monthly payments of principal and interest through maturity.

In addition to our debt obligations, as of September 30, 2019, we have estimated unspent leasing related obligations of $56,494.

We currently expect to use cash balances, borrowings under our revolving credit facility, net proceeds from property sales, assumptions of mortgage debt and net proceeds from offerings of equity or debt securities to fund our future operations, capital expenditures, distributions to our shareholders and property acquisitions. When significant amounts are outstanding under our revolving credit facility or the maturities of our indebtedness approach, we expect to explore refinancing alternatives. Such alternatives may include incurring term debt, issuing equity or debt securities, extending the maturity date of our revolving credit facility and entering into a new revolving credit facility. We may assume additional mortgage debt in connection with our acquisitions or elect to place new mortgages on properties we own as a source of financing. We may also seek to participate in additional joint venture or other arrangements that may provide us with additional sources of financing. Although we cannot be sure that we will be successful in consummating any particular type of financing, we believe that we will have access to financing, such as debt and equity offerings, to fund future acquisitions and capital expenditures and to pay our obligations. We currently have an effective shelf registration statement that allows us to issue public securities on an expedited basis, but it does not assure that there will be buyers for such securities.

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

In September 2018, following our announcement that we had entered into the Merger Agreement, Standard & Poor's Ratings Services, or S&P, affirmed our credit ratings and revised its outlook on our debt to stable and Moody's Investor Service, or Moody's, affirmed our credit ratings and maintained its negative outlook on our debt. In October 2019, S&P re-affirmed our credit ratings with a stable outlook on our debt. A negative credit rating outlook may imply that our credit ratings may be downgraded unless we are successful in improving the perceived credit quality of our financial profile.

During the nine months ended September 30, 2019, we paid quarterly distributions to our shareholders totaling $79,356 using cash on hand and borrowings under our revolving credit facility. On October 17, 2019, we declared a regular quarterly distribution payable to common shareholders of record on October 28, 2019 of $0.55 per share, or approximately $26,500. We expect to pay this distribution on or about November 14, 2019 using cash on hand and borrowings under our revolving credit facility. For more information regarding the distributions we paid during 2019, please see Note 9 to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Off Balance Sheet Arrangements (dollars in thousands)

We own 50% and 51% interests in two unconsolidated joint ventures which own three properties. The properties owned by these joint ventures are encumbered by an aggregate $82,000 principal amount of mortgage indebtedness. We do not control the activities that are most significant to these joint ventures and, as a result, we account for our investments in these joint ventures under the equity method of accounting. See Note 4 to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on the financial condition and results of operations of these joint ventures. Other than these joint ventures, as of September 30, 2019, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Debt Covenants (dollars in thousands)

Our principal debt obligations at September 30, 2019 consisted of borrowings under our $750,000 revolving credit facility, an aggregate outstanding principal amount of $2,060,000 of public issuances of senior unsecured notes and mortgage notes with an aggregate outstanding principal balance of $327,262, including one mortgage note with an outstanding principal balance of $13,236 classified in liabilities of properties held for sale in our condensed consolidated balance sheet, that were assumed in connection with certain of our acquisitions. Also, three properties owned by two joint ventures in which we own 50% and 51% interests secure two additional mortgage notes. Our publicly issued senior unsecured notes are governed by indentures and their supplements. Our credit agreement and senior unsecured notes indentures and their supplements provide for acceleration of payment of all amounts due thereunder upon the occurrence and continuation of certain events of default, such as, in the case of our credit agreement, a change of control of us, which includes RMR LLC ceasing to act as our business and property manager. Our credit agreement and senior unsecured notes indentures and their supplements also contain a number of covenants, including those that restrict our ability to incur debts, including debts secured by mortgages on our properties, in excess of calculated amounts, require us to maintain certain financial ratios and, in the case of our credit agreement, restrict our ability to make distributions to our shareholders under certain circumstances. As of September 30, 2019, we believe we were in compliance with the terms and conditions of our respective covenants under our credit agreement and senior unsecured notes indentures and their supplements. Our mortgage notes are non-recourse, subject to certain limited exceptions, and do not contain any material financial covenants.
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

Fixed Rate Debt

At September 30, 2019, our outstanding fixed rate debt consisted of the following:

Debt	Principal Balance (1)	Annual Interest Rate (1)	Annual Interest Expense (1)	Maturity	Interest Payments Due
Senior unsecured notes	$400,000	3.600%	$14,400	2020	Semi-annually
Senior unsecured notes	300,000	4.150%	12,450	2022	Semi-annually
Senior unsecured notes	300,000	4.000%	12,000	2022	Semi-annually
Senior unsecured notes	350,000	4.250%	14,875	2024	Semi-annually
Senior unsecured notes	400,000	4.500%	18,000	2025	Semi-annually
Senior unsecured notes	310,000	5.875%	18,213	2046	Quarterly
Mortgage note (one property in Washington, D.C.)	33,096	5.720%	1,893	2020	Monthly
Mortgage note (one property in Philadelphia, PA)	40,243	4.032%	1,622	2020	Monthly
Mortgage note (one property in Lakewood, CO)	2,000	8.150%	163	2021	Monthly
Mortgage note (one property in Fairfax, VA) (2)	13,236	5.877%	778	2021	Monthly
Mortgage note (one property in Washington, D.C.)	26,697	4.220%	1,127	2022	Monthly
Mortgage note (three properties in Seattle, WA)	71,000	3.550%	2,521	2023	Monthly
Mortgage note (one property in Chicago, IL)	50,000	3.700%	1,850	2023	Monthly
Mortgage note (one property in Washington, D.C.)	24,210	4.800%	1,162	2023	Monthly
Mortgage note (one property in Washington, D.C.)	66,780	4.050%	2,705	2030	Monthly
Total	$2,387,262		$103,759

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

(2)	This mortgage debt is included in liabilities of properties held for sale in our condensed consolidated balance sheet as of September 30, 2019.

Our senior unsecured notes require semi-annual or quarterly interest payments through maturity. Our mortgages generally require principal and interest payments through maturity pursuant to amortization schedules. Because these debts require interest to be paid at a fixed rate, changes in market interest rates during the term of these debts will not affect our interest obligations. If these debts were refinanced at interest rates which are one percentage point higher or lower than shown above, our annual interest cost would increase or decrease by approximately $23,873.

Changes in market interest rates also would affect the fair value of our fixed rate debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt. Based on the balances outstanding at September 30, 2019, and discounted cash flow analyses through the respective maturity dates, and assuming no other changes in factors that may affect the fair value of our fixed rate debt obligations, a hypothetical immediate one percentage point increase in interest rates would change the fair value of those obligations by approximately $73,727.

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
At September 30, 2019, we owned 51% and 50% interests in two joint venture arrangements which owned three properties that are secured by fixed rate debt consisting of the following mortgage notes:

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

Floating Rate Debt

At September 30, 2019, our floating rate debt consisted of $210,000 of borrowings under our $750,000 revolving credit facility. Our revolving credit facility matures on January 31, 2023 and, subject to the payment of an extension fee and meeting certain other conditions, we have the option to extend the stated maturity by two six month periods. No principal repayments are required under our revolving credit facility prior to maturity, and we can borrow, repay and reborrow funds available under our revolving credit facility, subject to conditions, at any time without penalty.

Borrowings under our $750,000 revolving credit facility are in U.S. dollars and require interest to be paid at a rate of LIBOR plus premiums that are subject to adjustment based upon changes to our credit ratings. Accordingly, we are vulnerable to changes in U.S. dollar based short term rates, specifically LIBOR. In addition, upon renewal or refinancing of our revolving credit facility, we are vulnerable to increases in interest rate premiums due to market conditions or our perceived credit characteristics. Generally, a change in interest rates would not affect the value of our floating rate debt but would affect our operating results.

The following table presents the impact a one percentage point increase in interest rates would have on our annual floating rate interest expense as of September 30, 2019:

	Impact of Changes in Interest Rates
	Annual Interest Rate (1)	Outstanding Debt	Total Interest Expense Per Year	Annual Earnings Per Share Impact (2)
At September 30, 2019	3.0%	$210,000	$6,300	$0.13
One percentage point increase	4.0%	$210,000	$8,400	$0.17

(1)	Weighted based on the interest rate and outstanding borrowings under our revolving credit facility as of September 30, 2019.

(2)	Based on the weighted average shares outstanding (diluted) for the nine months ended September 30, 2019.

The following table presents the impact a one percentage point increase in interest rates would have on our annual floating rate interest expense as of September 30, 2019 if we were fully drawn on our revolving credit facility:

	Impact of an Increase in Interest Rates
	Annual Interest Rate (1)	Outstanding Debt	Total Interest Expense Per Year	Annual Earnings Per Share Impact (2)
At September 30, 2019	3.0%	$750,000	$22,500	$0.47
One percentage point increase	4.0%	$750,000	$30,000	$0.62

(1)	Weighted based on the interest rate and outstanding borrowings under our revolving credit facility (assuming fully drawn) as of September 30, 2019.

(2)	Based on the weighted average shares outstanding (diluted) for the nine months ended September 30, 2019.

The foregoing tables show the impact of an immediate increase in floating interest rates as of September 30, 2019.  If interest rates were to increase gradually over time, the impact would be spread over time. Our exposure to fluctuations in floating interest rates will increase or decrease in the future with increases or decreases in the outstanding amount under our revolving credit facility or our other floating rate debt, if any. Although we have no present plans to do so, we may in the future enter into hedge arrangements from time to time to mitigate our exposure to changes in interest rates.

LIBOR Phase Out

LIBOR is currently expected to be phased out in 2021. We are required to pay interest on borrowings under our revolving credit facility at a floating rate based on LIBOR. Future debt that we may incur may also require that we pay interest based upon LIBOR. We currently expect that the determination of interest under our revolving credit facility would be revised as provided under our credit agreement or amended as necessary to provide for an interest rate that approximates the existing interest rate as calculated in accordance with LIBOR. Despite our current expectations, we cannot be sure that, if LIBOR is phased out or transitioned, the changes to the determination of interest under our agreements would approximate the current calculation in accordance with LIBOR. We do not know what standard, if any, will replace LIBOR if it is phased out or transitioned.

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

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Our actual results may differ materially from those contained in or implied by our forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors, some of which are beyond our control. Risks, uncertainties and other factors that could have a material adverse effect on our forward-looking statements and upon our business, results of operations, financial condition, FFO available for common shareholders, Normalized FFO available for common shareholders, Property NOI, cash flows, liquidity and prospects include, but are not limited to:

•	The impact of conditions in the economy and the capital markets on us and our tenants,

•	The impact of a U.S. government shutdown on our ability to collect rents or pay our operating expenses, debt obligations and distributions to shareholders on a timely basis,

•	Competition within the real estate industry, particularly in those markets in which our properties are located,

•	The impact of changes in the real estate needs and financial conditions of our tenants,

•	Compliance with, and changes to, federal, state and local laws and regulations, accounting rules, tax laws and similar matters,

•	Actual and potential conflicts of interest with our related parties, including our Managing Trustees, RMR LLC, RMR Inc. and others affiliated with them,

•	Limitations imposed on our business and our ability to satisfy complex rules in order for us to maintain our qualification for taxation as a REIT for U.S. federal income tax purposes, and

•	Acts of terrorism, outbreaks of so-called pandemics or other manmade or natural disasters beyond our control.
For example:

•
Our ability to make future distributions to our shareholders and to make payments of principal and interest on our indebtedness depends upon a number of factors, including our future earnings, the capital costs we incur to lease our properties and our working capital requirements. We may be unable to pay our debt obligations or to maintain our current rate of distributions on our common shares and future distributions may be reduced or eliminated,

•
Our ability to grow our business and increase our distributions depends in large part upon our ability to buy properties and lease them for rents, less their property operating costs, that exceed our capital costs. We may be unable to identify properties that we want to acquire, and we may fail to reach agreement with the sellers and complete the purchases of any properties we want to acquire. In addition, any properties we may acquire may not provide us with rents less property operating costs that exceed our capital costs or achieve our expected returns,

•
We may fail to achieve our target payout ratio for distributions to shareholders of 75% of cash available for distribution. Further, our Board of Trustees sets and resets our distribution rate from time to time after considering many factors, including cash available for distribution. Accordingly, future dividend rates may be increased or decreased and there is no assurance as to the rate at which future dividends will be paid,

•
As part of our long term financing plans to reduce our leverage, we have disposed of assets and we expect to dispose of certain additional assets. Currently, we are marketing or plan to market for sale certain properties. We cannot be sure we will sell any of these properties or what the terms of any sales may be. We may sell some or all of these properties at prices that are less than we expect and less than our carrying values and we may otherwise incur losses as a result of considering and pursuing these sales. Further, we may elect to change which properties we may seek to sell, which could result in different properties and/or fewer or greater number of properties being sold or marketed for sale, and we may not realize the proceeds we may target and we may determine to set a different target proceeds amount for our dispositions,

•
We may not succeed in reducing our leverage to levels we plan or that the market or credit rating agencies believe appropriate. Further, we may not maintain any reduction in our leverage that we may attain,

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

•
The maximum borrowing availability under our revolving credit facility may be increased to up to $1.95 billion in certain circumstances; however, increasing the maximum borrowing availability under our revolving credit facility is subject to our obtaining additional commitments from lenders, which may not occur,

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

•
The business and property management agreements between us and RMR LLC have continuing 20 year terms. However, those agreements permit early termination in certain circumstances. Accordingly, we cannot be sure that these agreements will remain in effect for continuing 20 year terms,

•
We believe that our relationships with our related parties, including RMR LLC, RMR Inc. and others affiliated with them may benefit us and provide us with competitive advantages in operating and growing our business. However, the advantages we believe we may realize from these relationships may not materialize,

•
It is difficult to accurately estimate leasing related obligations and costs of development and tenant improvement costs. Our unspent leasing related obligations and development costs may cost more and may take longer to complete than we currently expect, and we may incur increased amounts for these and similar purposes in the future, and

•
We expect to receive a capital distribution in the fourth quarter of 2019 in connection with the dissolution of AIC. We cannot be sure that such distribution will occur when expected or at all or what the amount of any such distribution will be.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer purchases of equity securities. The following table provides information about our purchases of our equity securities during the quarter ended September 30, 2019:

				Maximum
			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares that
	Number of		as Part of Publicly	May Yet Be Purchased
	Shares	Average Price	Announced Plans	Under the Plans or
Calendar Month	Purchased (1)	Paid per Share	or Programs	Programs
July 2019	1,779	$27.73	—	$—
September 2019	11,433	30.41	—	—
Total	13,212	$30.05	—	$—

(1)
These common share withholdings and purchases were made to satisfy tax withholding and payment obligations of current and former trustees and officers of ours and certain other current and former employees of RMR LLC in connection with awards of our common shares and the vesting of those and prior awards of common shares to them. We withheld and purchased these shares at their fair market values based upon the trading prices of our common shares at the close of trading on Nasdaq on the purchase dates.

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
Dated: November 1, 2019

By:	/s/ Matthew C. Brown
Matthew C. Brown
Chief Financial Officer and Treasurer
(principal financial officer and principal accounting officer)
Dated: November 1, 2019