Form 10-K
period 2019-12-31
OFFICE PROPERTIES INCOME TRUST
filed 2020-02-20
CIK 1456772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒  No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The aggregate market value of the voting common shares of beneficial interest, $.01 par value, or common shares, of the registrant held by non-affiliates was approximately $1.2 billion based on the $26.27 closing price per common share on The Nasdaq Stock Market LLC on June 28, 2019. For purposes of this calculation, an aggregate of 797,807 common shares held directly by, or by affiliates of, the trustees and the executive officers of the registrant have been included in the number of common shares held by affiliates.
Number of the registrant’s common shares outstanding as of February 19, 2020: 48,201,531.
References in this Annual Report on Form 10-K to the Company, OPI, we, us or our mean Office Properties Income Trust and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated by reference to our definitive Proxy Statement for the 2020 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended December 31, 2019.

Warning Concerning Forward-Looking Statements
This Annual Report on Form 10-K contains statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other securities laws. Also, whenever we use words such as “believe”, “expect”, “anticipate”, “intend”, “plan”, “estimate”, “will”, “may” and negatives or derivatives of these or similar expressions, we are making forward-looking statements. These forward-looking statements are based upon our present intent, beliefs or expectations, but forward-looking statements are not guaranteed to occur and may not occur. Forward-looking statements in this Annual Report on Form 10-K relate to various aspects of our business, including:

•	Our sales and acquisitions of properties,

•	Our ability to compete for acquisitions and tenancies effectively,

•	The likelihood that our tenants will pay rent or be negatively affected by cyclical economic conditions or government budget constraints,

•	The likelihood that our tenants will renew or extend their leases and not exercise early termination options pursuant to their leases or that we will obtain replacement tenants,

•	The likelihood that our rents will increase when we renew or extend our leases or enter new leases,

•	Our ability to pay distributions to our shareholders and to increase the amount of such distributions,

•
Our expectations regarding our future financial performance including funds from operations, or FFO, available for common shareholders, normalized funds from operations, or Normalized FFO, available for common shareholders, property net operating income, or NOI, and cash basis NOI,

•	Our policies and plans regarding investments, financings and dispositions,

•	Our expectations regarding occupancy at our properties,

•	The future availability of borrowings under our revolving credit facility,

•
Our expectation that there will be opportunities for us to acquire, and that we will acquire, additional properties primarily leased to single tenants and tenants with high credit quality characteristics like government entities,

•	Our expectations regarding demand for leased space,

•	Our expectations regarding capital expenditures,

•	Our ability to raise debt or equity capital,

•	Our ability to pay interest on and principal of our debt,

•	Our ability to appropriately balance our use of debt and equity capital,

•	Our ability to successfully execute our capital recycling program,

•	Our credit ratings,

•	Our expectation that we benefit from our relationships with The RMR Group Inc., or RMR Inc.,

•	The credit qualities of our tenants,

•	Our qualification for taxation as a real estate investment trust, or REIT,

•	Changes in federal or state tax laws, and

•	Other matters.
Our actual results may differ materially from those contained in or implied by our forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors, some of which are beyond our control. Risks, uncertainties and other factors that could have a material adverse effect on our forward-looking statements and upon our

i

business, results of operations, financial condition, FFO available for common shareholders, Normalized FFO available for common shareholders, NOI, cash basis NOI, cash flows, liquidity and prospects include, but are not limited to:

•	The impact of conditions in the economy and the capital markets on us and our tenants,

•	Competition within the real estate industry, particularly in those markets in which our properties are located,

•	The impact of changes in the real estate needs and financial conditions of our tenants,

•	Compliance with, and changes to, federal, state and local laws and regulations, accounting rules, tax laws and similar matters,

•	The impact of any U.S. government shutdown on our ability to collect rents or pay our operating expenses, debt obligations and distributions to shareholders on a timely basis,

•	Actual and potential conflicts of interest with our related parties, including our Managing Trustees, The RMR Group LLC, or RMR LLC, RMR Inc., and others affiliated with them,

•	Limitations imposed on our business and our ability to satisfy complex rules in order for us to maintain our qualification for taxation as a REIT for U.S. federal income tax purposes, and

•	Acts of terrorism, outbreaks of so-called pandemics or other manmade or natural disasters beyond our control.
For example:

•
Our ability to make future distributions to our shareholders and to make payments of principal and interest on our indebtedness depends upon a number of factors, including our future earnings, the capital costs we incur to lease our properties and our working capital requirements. We may be unable to pay our debt obligations or to maintain our current rate of distributions on our common shares and future distributions may be reduced or eliminated,

•
Our ability to grow our business and increase our distributions depends in large part upon our ability to buy properties and lease them for rents, less their property operating costs, that exceed our capital costs. We may be unable to identify properties that we want to acquire, and we may fail to reach agreement with the sellers and complete the purchases of any properties we want to acquire. In addition, any properties we may acquire may not provide us with rents less property operating costs that exceed our capital costs or achieve our expected returns,

•
We may fail to maintain, or we may elect to change, our target payout ratio for distributions to shareholders of 75% of cash available for distribution. Further, our Board of Trustees sets and resets our distribution rate from time to time after considering many factors, including cash available for distribution. Accordingly, future distribution rates may be increased or decreased and there is no assurance as to the rate at which future distributions will be paid,

•
We plan to selectively sell certain properties from time to time to fund future acquisitions and to strategically update, rebalance and reposition our investment portfolio, which we refer to as our capital recycling program. We cannot be sure we will sell any of these properties or what the terms of any sales may be nor that we will acquire replacement properties that improve our asset quality or our ability to increase our distributions to shareholders,

•	We may not succeed in maintaining our leverage consistent with our current investment grade ratings or levels that the market or credit rating agencies believe are appropriate,

•	Some of our tenants may not renew expiring leases, and we may be unable to obtain new tenants to maintain or increase the historical occupancy rates of, or rents from, our properties,

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

•
Our belief that there is a likelihood that tenants may renew or extend our leases prior to their expirations whenever they have made significant investments in the leased properties, or because those properties may be of strategic importance to them, may not be realized,

•
Our belief that the reduction in government tenant space utilization and the consolidation of government tenants into government owned real estate is substantially complete may prove misplaced if these prior trends continue or do not moderate to the extent we expect,

•
Our perception that recent activity suggests that the government has begun to shift its leasing strategy to include longer term leases and that the government is actively exploring 10 to 20 year lease terms at renewal, in some instances, may mistakenly imply that these activities are indicative of a trend or broader change in government leasing strategy or practices. Further, even if they may be indicative of such a trend or change, that trend or change may not be sustained by the government,

•
Contingencies in our acquisition and sale agreements may not be satisfied and any expected acquisitions and sales and any related lease arrangements we expect to enter may not occur, may be delayed or the terms of such transactions or arrangements may change,

•	We are substantially complete with our disposition program and are currently marketing four properties for sale. However, we may not succeed in selling any or all of these properties,

•	In 2020, we expect to pursue accretively growing our property portfolio. However, we may not succeed in making acquisitions that are accretive and future acquisitions could be dilutive,

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

•	Continued availability of borrowings under our revolving credit facility is subject to our satisfying certain financial covenants and other credit facility conditions that we may be unable to satisfy,

•	Actual costs under our revolving credit facility will be higher than LIBOR plus a premium because of fees and expenses associated with such debt,

•	The interest rates payable under our floating rate debt obligations depend upon our credit ratings. If our credit ratings are downgraded, our borrowing costs will increase,

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

•	We have the option to extend the maturity date of our revolving credit facility upon payment of a fee and meeting other conditions; however, the applicable conditions may not be met,

•	We may incur significant costs to prepare a property for a tenant, particularly for single tenant properties,

•	We may spend more for capital expenditures than we currently expect,

•	We may fail to obtain development rights or entitlements that we may seek for development and other projects we may wish to conduct at our properties,

•	Any joint venture arrangements that we may enter may not be successful,

•
The business and property management agreements between us and RMR LLC have continuing 20 year terms. However, those agreements permit early termination in certain circumstances. Accordingly, we cannot be sure that these agreements will remain in effect for continuing 20 year terms,

•
We believe that our relationships with our related parties, including RMR LLC, RMR Inc., and others affiliated with them may benefit us and provide us with competitive advantages in operating and growing our business. However, the advantages we believe we may realize from these relationships may not materialize, and

•
It is difficult to accurately estimate leasing related obligations and costs of development and tenant improvement costs. Our unspent leasing related obligations and development costs may cost more and may take longer to complete than we currently expect, and we may incur increased amounts for these and similar purposes in the future.

Currently unexpected results could occur due to many different circumstances, some of which are beyond our control, such as changes in our tenants’ needs for leased space, the ability of the U.S. government to approve spending bills to fund the U.S. government’s obligations, acts of terrorism, natural disasters or changes in capital markets or the economy generally.
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

OFFICE PROPERTIES INCOME TRUST
2019 FORM 10-K ANNUAL REPORT

v

PART I
Item 1. Business
Our Company
We are a real estate investment trust, or REIT, formed in 2009 under Maryland law. As of December 31, 2019, our wholly owned properties were comprised of 189 properties with approximately 25.7 million rentable square feet (all square footage amounts included within this Annual Report on Form 10-K are unaudited) and we had a noncontrolling ownership interest in three properties through two unconsolidated joint ventures in which we own 51% and 50% interests. As of December 31, 2019, our properties have an undepreciated carrying value of approximately $3.5 billion and a depreciated carrying value of approximately $3.1 billion, excluding properties classified as held for sale. As of December 31, 2019, our properties were leased to 374 different tenants, with a weighted average remaining lease term (based on annualized rental income) of approximately 5.7 years. The U.S. Government is our largest tenant, representing approximately 25.0% of our annualized rental income as of December 31, 2019. The term annualized rental income as used herein is defined as the annualized contractual base rents from our tenants pursuant to our lease agreements as of December 31, 2019, plus straight line rent adjustments and estimated recurring expense reimbursements to be paid to us, and excluding lease value amortization.
Our principal executive offices are located at Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts 02458-1634, and our telephone number is (617) 219-1440.
Merger with Select Income REIT
On December 31, 2018, we completed our acquisition of Select Income REIT, or SIR, a REIT that owned properties primarily net leased to single tenants, pursuant to a merger transaction, or the SIR Merger. As a result of the SIR Merger, we acquired SIR’s property portfolio of 99 properties with approximately 16.5 million rentable square feet.
The aggregate transaction value, based on the closing price of our common shares on December 31, 2018 of $6.87 per share (prior to the Reverse Share Split, as defined below), was approximately $2.4 billion, excluding closing costs of approximately $27.5 million ($14.5 million of which was paid by us and $13.0 million of which was paid by SIR) and including the repayment or assumption of approximately $1.7 billion of SIR debt. In connection with the SIR Merger, SIR shareholders received 1.04 of our newly issued common shares for each common share of SIR, with cash paid in lieu of fractional shares. As a condition of the SIR Merger, on October 9, 2018, we sold all of the 24,918,421 common shares of SIR we then owned, or the Secondary Sale. In addition, as a condition of the SIR Merger, on December 27, 2018, SIR paid a pro rata distribution to SIR’s shareholders of record as of the close of business on December 20, 2018 of all 45,000,000 common shares of beneficial interest of Industrial Logistics Properties Trust, or ILPT, that SIR owned, or the ILPT Distribution. The SIR Merger and the other transactions in connection with the SIR Merger, including the Secondary Sale and the ILPT Distribution, are collectively referred to herein as the SIR Transactions.
Following completion of the SIR Transactions, on December 31, 2018, we effected a reverse share split of our common shares, or the Reverse Share Split, pursuant to which every four of our common shares issued and outstanding as of the effective time of the Reverse Share Split were converted and reclassified into one of our common shares.
For more information regarding the SIR Transactions, see Notes 1, 3, 5, 10 and 11 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
Acquisition of First Potomac Realty Trust
On October 2, 2017, we completed our acquisition of First Potomac Realty Trust, or FPO, as a result of which we acquired 72 properties with approximately 6.0 million rentable square feet, and three properties with approximately 0.4 million rentable square feet owned by joint ventures in which we acquired FPO’s 51% and 50% interests, or collectively, the FPO Transaction. The aggregate value we paid for FPO was approximately $1.4 billion, including approximately $651.7 million in cash to FPO shareholders, the repayment of approximately $483.0 million of FPO debt and the assumption of approximately $167.5 million of FPO mortgage debt; this amount excludes our share of the $82.0 million of mortgage debt that encumbers the three joint venture properties and the payment of certain transaction fees and expenses, net of FPO cash on hand. See Note 3 to the Notes to our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K for more information regarding the FPO Transaction and our related financing activities.

Our Business Strategy
Our business plan is to focus on owning, operating and leasing properties primarily leased to single tenants and those with high credit quality characteristics like government entities. We seek to maintain our properties, extend or enter new leases as leases approach expiration as well as enter new leases for our vacant space and selectively acquire additional properties.
As our current lease expirations approach, we will attempt to renew our leases with existing tenants or to enter leases with new tenants, in both circumstances at rents equal to or higher than the rents we now receive. Our ability to renew leases with our existing tenants or to enter new leases with new tenants and the rents we are able to charge will depend in large part upon market conditions which are generally beyond our control. For our properties that are leased to single tenants, because of the capital improvements in which many of these tenants have invested and because many of our properties that are leased to single tenants appear to have strategic importance to the tenants’ businesses, we believe that there is a greater likelihood that these tenants will renew or extend their leases when they expire as compared to tenants that have not invested capital into a property or where the property location may not be strategic to its business. However, we also believe that if a property previously occupied by a single tenant becomes vacant, it may take longer and cost more to locate a replacement tenant than compared to space for lease in a multi-tenant property because in place improvements designed specifically for the needs of the prior single tenant may not suit a replacement tenant’s needs.
We expect to selectively sell properties from time to time when we determine our continued ownership or ongoing required capital expenditures will not achieve desired returns or when we believe we can successfully pursue more desirable opportunities than retaining those properties. We also expect to use sales proceeds to acquire new properties that we believe will help us reduce the average age of our properties, increase our weighted average lease term, reduce our ongoing capital requirements and/or increase our distributions to shareholders. We refer to this as our capital recycling program.
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
Our external growth strategy is defined by our investment policies, including our capital recycling program, and our acquisition, disposition and financing policies.
Our Investment Policies
Our investment objectives include acquiring properties that produce yields that are greater than the yields of properties we are disposing in connection with our capital recycling program, as well as acquiring properties with yields that are greater than our cost of capital, with a goal of (1) improving the asset quality of our portfolio by reducing the average age of our properties, lengthening the weighted average term of our leases and increasing the likelihood of retaining our tenants and (2) increasing our distributions to shareholders. To achieve these objectives, we seek to: (1) invest in institutional quality properties with high credit quality tenants; (2) use asset sales proceeds to fund additional investments and to maintain leverage consistent with our current investment grade ratings; (3) when market conditions permit, refinance debt with long term debt or additional equity; and (4) pursue diversification so that our cash flow from operations comes from diverse properties and tenants.
Acquisition Policies. We currently intend to focus our investments in U.S. office properties primarily in markets we believe have strong economic fundamentals to support growth, including (1) properties leased to single tenants that are strategic to the tenants and which may include built-to-suit properties, corporate headquarters and properties where tenants have invested meaningful capital, with a minimum remaining lease term of at least seven years and (2) properties leased to government tenants, including single and multi-tenant properties, with a focus on agencies that have high security needs or a mission strategic to the properties’ location. We also expect to seek investments primarily in first generation properties where we believe there is a reasonably high likelihood of renewing the tenants in place and where we expect ongoing capital needs to be relatively modest when compared to older properties.
We expect to use the extensive nationwide resources of our manager, The RMR Group LLC, or RMR LLC, to locate and manage the acquisition of such properties. We expect most of our future acquisitions will be office properties; however, we may consider acquiring other types of properties, including properties which have a mix of retail or housing uses. We also expect to further diversify our sources of rents, which we expect would improve the security of our revenues.

In implementing our acquisition strategy, we consider a range of factors relating to proposed property purchases including:

•	the return on the properties being sold to finance any acquisition compared to the projected returns we may realize by owning the property we would acquire;

•	our cost of capital compared to the projected returns we may realize by owning the property;

•	the pricing of comparable properties as evidenced by recent arm’s length market sales;

•	the strategic fit of the property with the rest of our properties and how it may strategically improve key attributes of our portfolio;

•	the ongoing capital requirements for the property;

•	the market location of the property and our assessment of rent growth for that market;

•	the likelihood of the tenant(s) renewing at lease expiration;

•	the type of property (e.g., single tenant or multi-tenant, etc.);

•	the growth, tax and regulatory environments of the market in which the property is located;

•	the occupancy and demand for similar properties in the same or nearby markets;

•	the current or potential market position of the property;

•	the historic and projected rents received and likely to be received from the property;

•	the historic and expected operating expenses, including real estate taxes, incurred and expected to be incurred at the property;

•	the remaining term of the lease(s) at the property and other lease terms;

•	the industry(ies) in which the tenant(s) operate;

•	the experience and credit quality of the property’s tenant(s);

•	the current and expected future space utilization at the property by its tenant(s);

•	the construction quality, physical condition, age and design of the property;

•	expected capital expenditures that may be needed at the property;

•	the use and size of the property;

•	the price at which the property may be acquired;

•	the estimated replacement cost of the property; and

•	the existence of alternative sources, uses or needs for our capital, including our debt leverage.
Other Acquisitions. We prefer wholly owned investments in fee interests. However, we may invest in leaseholds, joint ventures, mortgages and other real estate interests. We currently own 51% and 50% interests in two unconsolidated joint ventures. In the future, we may invest in or enter into additional real estate joint ventures if we conclude that by doing so we may benefit from the participation of co-venturers, or that our opportunity to participate in the investment is contingent on the use of a joint venture structure or that pre-existing joint venture arrangements may be part of an acquisition we wish to make. We may invest in participating, convertible or other types of mortgages if we conclude that by doing so, we may benefit from the cash flow or appreciation in the value of a property which is not available for purchase.
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
Disposition Policies. We expect to sell properties, from time to time, in order to recycle capital into properties that we believe have better long term earnings potential. We make disposition decisions based on a number of factors including, but not limited to, the following:

•	the estimated sales price or value we may receive by selling the property;

•	the capital required to maintain the property;

•	our intended use of the proceeds we may realize from the sale of a property;

•	our expectation regarding tenant lease renewals or the likelihood of finding (a) replacement tenant(s) if the property has significant vacancies or is likely to become substantially vacant;

•	our evaluation of future rent for the property relative to leasing costs;

•	the strategic fit of the property or investment with the rest of our portfolio;

•	the remaining length of the current lease(s) and its (their) other terms;

•
the potential costs associated with finding replacement tenant(s), including tenant improvements, leasing commissions and concessions, the cost to operate the property while vacant and building improvement capital, as compared to our projected returns from future rents;

•	the occupancy of the property;

•	the future expected space utilization of the tenant(s) and the potential impact that may have on occupancy at the property;

•	whether the property’s tenant(s) is current on its lease obligation(s);

•	our evaluation of the property’s tenant(s) ability to pay its contractual rents;

•	the tax implications to us and our shareholders of any proposed dispositions;

•	our financial position and needs from time to time; and

•	the existence of alternative sources, uses or needs for capital, including our debt leverage.
During the year ended December 31, 2019, we sold 58 properties with 6.2 million rentable square feet for an aggregate sales price of approximately $848.9 million, excluding closing costs. Since January 1, 2020, we have sold an additional three properties with 0.2 million rentable square feet for an aggregate sales price of approximately $21.1 million, excluding closing costs. As of February 19, 2020, we have entered into agreements to sell three properties with 0.6 million rentable square feet for approximately $64.3 million, excluding closing costs. In addition, we are currently marketing for sale four properties containing approximately 0.2 million rentable square feet. We cannot be sure we will sell any properties we are marketing for prices in excess of their carrying values. With our current disposition program substantially complete, we expect to pursue accretively growing our property portfolio in 2020 through our capital recycling program. Pursuant to our capital recycling program, we plan to sell certain properties from time to time to fund future acquisitions and to maintain leverage consistent with our current investment grade ratings with a goal of (1) improving the asset quality of our portfolio by reducing the average age of our properties, lengthening the weighted average term of our leases and increasing the likelihood of retaining our tenants and (2) increasing our distributions to shareholders.
Our Financing Policies
To qualify for taxation as a REIT under the United States Internal Revenue Code of 1986, as amended, or the IRC, we must distribute at least 90% of our annual REIT taxable income (excluding net capital gains). Accordingly, we generally will not be able to retain sufficient cash to fund our operations, repay our debts, invest in our properties and fund acquisitions and development or redevelopment efforts. We expect to use proceeds from our capital recycling program to fund acquisitions and to maintain leverage consistent with our current investment grade ratings. We also expect to repay our debts, invest in our properties and fund acquisitions and development or redevelopment efforts with borrowings under our revolving credit facility (as defined below), proceeds from debt or equity securities we may issue or retained cash from operations that may exceed our distributions paid. To the extent we obtain additional debt financing, we may do so on an unsecured or a secured basis. We may seek to obtain lines of credit or to issue securities senior to our common shares, including preferred shares or debt securities, which may be convertible into our common shares or be accompanied by warrants to purchase our common shares. We may also finance acquisitions by assuming debt or through the issuance of equity or other securities. The proceeds from any of our financings may be used to pay distributions, to provide working capital, to refinance existing indebtedness or to finance acquisitions and expansions of existing or new properties.
Although there are no limitations in our organizational documents on the type or amount of indebtedness we may incur, the borrowing limitations established by the covenants in the credit agreement governing our revolving credit facility, or our credit agreement, and our senior unsecured notes indentures and their supplements currently restrict our ability to incur indebtedness and require us to comply with certain financial and other covenants. However, we may seek to amend these covenants or seek replacement financings with less restrictive covenants. In the future, we may decide to seek changes in the financial covenants which currently restrict our debt leverage based upon then current economic conditions, the relative availability and costs of debt versus equity capital and our need for capital to take advantage of acquisition opportunities or otherwise.
We currently have a $750.0 million unsecured revolving credit facility, or our revolving credit facility, that we use for working capital and general business purposes, including to fund acquisitions on an interim basis until we may refinance with equity or term debt. In some instances, we may assume outstanding mortgage debt in connection with our acquisitions or place new mortgages on properties we own. For more information regarding our financing sources and activities, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Our Investment and Financing Liquidity and Resources” included in Part II, Item 7 of this Annual Report on Form 10-K.
Generally, we intend to manage our leverage in a way that may allow us to maintain “investment grade” ratings from nationally recognized statistical rating organizations. As a result of the FPO Transaction and the SIR Merger, our leverage increased through our assumption and issuance of additional debt. During 2019, we successfully reduced our leverage by disposing of properties, completing the Secondary Sale and selling all of the approximately 2.8 million shares of class A common stock of RMR Inc. that we previously owned. However, we cannot be sure that we will be able to maintain our investment grade ratings in the future.
Our Board of Trustees may change our financing policies at any time without a vote of, or notice to, our shareholders.
Other Information
Employees. We have no employees. Services which would otherwise be provided to us by employees are provided by RMR LLC and by our Managing Trustees and officers. As of December 31, 2019, RMR LLC had approximately 600 full time employees in its headquarters and regional offices located throughout the United States.
Our Manager. RMR Inc. is a holding company and substantially all of its business is conducted by its majority owned subsidiary, RMR LLC. Our Chair of our Board of Trustees and one of our Managing Trustees, Adam D. Portnoy, as the sole trustee of ABP Trust, is the controlling shareholder of RMR Inc. and is a managing director and the president and chief executive officer of RMR Inc. and an officer and employee of RMR LLC. David M. Blackman, our other Managing Trustee and our President and Chief Executive Officer, also serves as an officer and employee of RMR LLC. Our day to day operations are conducted by RMR LLC. RMR LLC originates and presents investment and divestment opportunities to our Board of Trustees and provides management and administrative services to us. RMR LLC has a principal place of business at Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts 02458-1634, and its telephone number is (617) 796-8390. RMR LLC or its subsidiaries also acts as the manager to Service Properties Trust (formerly known as Hospitality Properties Trust), or SVC, ILPT, Diversified Healthcare Trust (formerly known as Senior Housing Properties Trust), or DHC, and Tremont Mortgage Trust, or TRMT, and provides management and other services to other private and public companies, including Five Star Senior Living Inc., or Five Star, TravelCenters of America Inc., or TA, and Sonesta International Hotels Corporation, or Sonesta. As of the date of this Annual Report on Form 10-K, the executive officers of RMR LLC are: Adam D. Portnoy, President and Chief Executive Officer; David M. Blackman, Executive Vice President; Jennifer B. Clark, Executive Vice President, General Counsel and Secretary; Matthew P. Jordan, Executive Vice President, Chief Financial Officer and Treasurer; John G. Murray, Executive Vice President; and Jonathan M. Pertchik, Executive Vice President. Our Chief Financial Officer and Treasurer, Matthew C. Brown, is a Senior Vice President of RMR LLC. Our Vice President, Christopher J. Bilotto, is a Vice President of RMR LLC. Messrs. Blackman, Brown and Bilotto and other officers of RMR LLC also serve as officers of other companies to which RMR LLC or its subsidiaries provide management services.

Environmental Matters. Ownership of real estate is subject to risks associated with environmental matters. When we acquire properties we perform environmental site assessments and where there are concerns we do additional monitoring and periodic assessments. We require our tenants to maintain compliance with environmental laws and we also monitor any known conditions. Although we do not believe that there are environmental conditions at any of our properties that will materially and adversely affect us, we cannot be sure that such conditions or costs we may be required to incur in the future to address environmental contamination will not materially and adversely affect us.
Sustainability. In reaction to the Energy Policy Act of 2005, the U.S. Government has instituted “green lease” policies which include the “Promotion of Energy Efficiency and Use of Renewable Energy” as one of the factors it considers when leasing property. The Energy Independence and Security Act of 2007 also allows the General Services Administration, or GSA, to give preference to properties for lease that have received an “ENERGY STAR” certification. The ENERGY STAR program is a joint program of the U.S. Environmental Protection Agency and the U.S. Department of Energy which is focused on promoting energy efficient products and properties. Properties that reach a specified level of energy efficiency may receive the ENERGY STAR recognition for a period of 12 months before the requirement that they be recertified. Furthermore, certain properties are not eligible for ENERGY STAR certification. For example, lab uses, medical office properties and properties less than 50% occupied cannot be ENERGY STAR certified. For the year ended December 31, 2019, 40 of our properties with an aggregate of 5.8 million rentable square feet (21.7% and 23.2% of our eligible properties and eligible rentable square feet, respectively) were ENERGY STAR certified.
The U.S. Government’s “green lease” policies also permit government tenants to require Leadership in Energy and Environmental Design, or LEED®, designation in selecting new premises or renewing leases at existing premises. The LEED® designation program is administered by the U.S. Green Building Council, a nonprofit organization focused on promoting environmental sustainability for the built environment. Properties that reach specified levels of sustainability may receive a LEED® designation. As of December 31, 2019, 28 of our properties with an aggregate of 4.5 million rentable square feet (15.2% and 18.0% of our total properties and total rentable square feet, respectively) were LEED® designated.
In an effort to reduce the effects of any increased energy costs in the future, we continuously study ways to improve the energy efficiency at all of our properties. Our property manager, RMR LLC, is a member of the “ENERGY STAR” partner program, and a member of the U.S. Green Building Council. We believe our effort to obtain additional ENERGY STAR labels and/or LEED® designations and manage our properties in a sustainable manner benefits our business while also bettering the environment. We are also monitoring the U.S. presidential administration policies and practices for potential changes to “green lease” policies. For more information, see “Risk Factors—Risks Related to Our Business—The U.S. Government’s “green lease” policies may adversely affect us” included in Part I, Item 1A of this Annual Report on Form 10-K.
Competition. Investing in and operating real estate properties is a highly competitive business. We compete against publicly traded and private REITs, numerous financial institutions, individuals and public and private companies, including entities funded by both domestic and foreign capital, who are actively engaged in this business. Some of our competitors may have greater financial and other resources, or lower costs of capital than us. Also, we compete for investments based on a number of factors including purchase prices, closing terms, underwriting criteria and our reputation. Our ability to successfully compete is also materially impacted by the availability and cost of capital to us. We do not believe we have a dominant position in any of the geographic markets in which we operate, but some of our competitors are dominant in selected markets. We believe the experience and abilities of our management and our manager, the quality of our properties, the diversity and credit qualities of our tenants, and the structure of our leases may afford us some competitive advantages and allow us to operate our business successfully despite the competitive nature of our business. For additional information about competition and other risks associated with our business, see “Risk Factors” included in Part I, Item 1A of this Annual Report on Form 10-K.
Insurance. We generally have insurance coverage for our properties and the operations conducted on them, including for casualty, liability, fire and extended coverage. We previously participated with other companies to which RMR LLC or its subsidiaries provide management services in a combined property insurance program through Affiliates Insurance Company, or AIC. The policies under that program expired on June 30, 2019 and we and the other companies to which RMR LLC provides services elected not to renew the AIC property insurance program; we instead have purchased standalone property insurance coverage with unrelated third party insurance providers.
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

Segment Information. As of December 31, 2019, we had one operating segment: direct ownership of real estate properties. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7 of this Annual Report on Form 10-K and our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
Internet Website. Our internet website address is www.opireit.com. Copies of our governance guidelines, our code of business conduct and ethics, or our Code of Conduct, and the charters of our audit, compensation and nominating and governance committees are posted on our website and also may be obtained free of charge by writing to our Secretary, Office Properties Income Trust, Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts, 02458-1634. We also have a policy outlining procedures for handling concerns or complaints about accounting, internal accounting controls or auditing matters and a governance hotline accessible on our website that shareholders can use to report concerns or complaints about accounting, internal accounting controls or auditing matters or violations or possible violations of our Code of Conduct. We make available, free of charge, through the “Investors” section of our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after these forms are filed with, or furnished to, the Securities and Exchange Commission, or SEC. Any material we file with or furnish to the SEC is also maintained on the SEC website, www.sec.gov. Securityholders may send communications to our Board of Trustees or individual Trustees by writing to the party for whom the communication is intended at c/o Secretary, Office Properties Income Trust, Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts 02458-1634 or by email at secretary@opireit.com. Our website address is included several times in this Annual Report on Form 10-K as a textual reference only. The information on or accessible through our website is not incorporated by reference into this Annual Report on Form 10-K or other documents we file with, or furnish to, the SEC. We intend to use our website as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Those disclosures will be included on our website in the “Investors” section. Accordingly, investors should monitor our website, in addition to following our press releases, SEC filings and public conference calls and webcasts.
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
The sections of the IRC that govern the federal income tax qualification and treatment of a REIT and its shareholders are complex. This presentation is a summary of applicable IRC provisions, related rules and regulations, and administrative and judicial interpretations, all of which are subject to change, possibly with retroactive effect. Future legislative, judicial or administrative actions or decisions could also affect the accuracy of statements made in this summary. We have not received a ruling from the U.S. Internal Revenue Service, or the IRS, with respect to any matter described in this summary, and we cannot be sure that the IRS or a court will agree with all of the statements made in this summary. The IRS could, for example, take a different position from that described in this summary with respect to our acquisitions, operations, valuations, restructurings or other matters, which, if a court agreed, could result in significant tax liabilities for applicable parties. In addition, this summary is not exhaustive of all possible tax considerations and does not discuss any estate, gift, state, local or foreign tax considerations. For all these reasons, we urge you and any holder of or prospective acquiror of our shares to consult with a tax advisor about the federal income tax and other tax consequences of the acquisition, ownership and disposition of our shares. Our intentions and beliefs described in this summary are based upon our understanding of applicable laws and regulations that are in effect as of the date of this Annual Report on Form 10-K. If new laws or regulations are enacted which impact us directly or indirectly, we may change our intentions or beliefs.
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
As a REIT, we generally are not subject to federal income tax on our net income distributed as dividends to our shareholders. Distributions to our shareholders generally are included in our shareholders’ income as dividends to the extent of our available current or accumulated earnings and profits. Our dividends are not generally entitled to the preferential tax rates on qualified dividend income, but a portion of our dividends may be treated as capital gain dividends or as qualified dividend income, all as explained below. In addition, for taxable years beginning before 2026 and pursuant to the deduction-without-outlay mechanism of Section 199A of the IRC, our noncorporate U.S. shareholders are generally eligible for lower effective tax rates on our dividends that are not treated as capital gain dividends or as qualified dividend income. No portion of any of our dividends is eligible for the dividends received deduction for corporate shareholders. Distributions in excess of our current or accumulated earnings and profits generally are treated for federal income tax purposes as returns of capital to the extent of a recipient shareholder’s basis in our shares, and will reduce this basis. Our current or accumulated earnings and profits are generally allocated first to distributions made on our preferred shares, of which there are none outstanding at this time, and thereafter to distributions made on our common shares. For all these purposes, our distributions include cash distributions, any in kind distributions of property that we might make, and deemed or constructive distributions resulting from capital market activities (such as some redemptions), as described below.
Our counsel, Sullivan & Worcester LLP, is of the opinion that we have been organized and have qualified for taxation as a REIT under the IRC for our 2009 through 2019 taxable years, and that our current and anticipated investments and plan of operation will enable us to continue to meet the requirements for qualification and taxation as a REIT under the IRC. Our counsel’s opinions are conditioned upon the assumption that our leases, our declaration of trust, and all other legal documents to which we have been or are a party have been and will be complied with by all parties to those documents, upon the accuracy and completeness of the factual matters described in this Annual Report on Form 10-K and upon representations made by us to our counsel as to certain factual matters relating to our organization and operations and our expected manner of operation. If this assumption or a description or representation is inaccurate or incomplete, our counsel’s opinions may be adversely affected and may not be relied upon. The opinions of our counsel are based upon the law as it exists today, but the law may change in the future, possibly with retroactive effect. Given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, and the possibility of future changes in our circumstances, neither Sullivan & Worcester LLP nor we can be sure that we will qualify as or be taxed as a REIT for any particular year. Any opinion of Sullivan & Worcester LLP as to our qualification or taxation as a REIT will be expressed as of the date issued. Our counsel will have no obligation to advise us or our shareholders of any subsequent change in the matters stated, represented or assumed, or of any subsequent change in the applicable law. Also, the opinions of our counsel are not binding on either the IRS or a court, and either could take a position different from that expressed by our counsel.
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

•
If we have net income from “prohibited transactions”—that is, dispositions at a gain of inventory or property held primarily for sale to customers in the ordinary course of a trade or business other than dispositions of foreclosure property and other than dispositions excepted by statutory safe harbors — we will be subject to tax on this income at a 100% rate.

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
Subsidiary REITs. We have invested and may invest in real estate through one or more entities that are intended to qualify for taxation as REITs. When a subsidiary qualifies for taxation as a REIT separate and apart from its REIT parent, the subsidiary’s shares are qualifying real estate assets for purposes of the REIT parent’s 75% asset test described below. However, failure of the subsidiary to separately satisfy the various REIT qualification requirements described in this summary or that are otherwise applicable (and failure to qualify for the applicable relief provisions) would generally result in (a) the subsidiary being subject to regular U.S. corporate income tax, as described above, and (b) the REIT parent’s ownership in the subsidiary (i) ceasing to be qualifying real estate assets for purposes of the 75% asset test, (ii) becoming subject to the 5% asset test, the 10% vote test and the 10% value test generally applicable to a REIT’s ownership in corporations other than REITs and TRSs, and (iii) thereby jeopardizing the REIT parent’s own REIT qualification and taxation on account of the subsidiary’s failure cascading up to the REIT parent, all as described below under the heading “—Asset Tests”. We have made and expect to make protective TRS elections with respect to our subsidiary REITs and may implement other protective arrangements intended to avoid a cascading REIT failure if any of our intended subsidiary REITs were not to qualify for taxation as a REIT, but we cannot be sure that such protective elections and other arrangements will be effective to avoid or mitigate the resulting adverse consequences to us.
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
Restrictions and sanctions are imposed on TRSs and their affiliated REITs to ensure that the TRSs will be subject to an appropriate level of federal income taxation. For example, if a TRS pays interest, rent or other amounts to its affiliated REIT in an amount that exceeds what an unrelated third party would have paid in an arm’s length transaction, then the REIT generally will be subject to an excise tax equal to 100% of the excessive portion of the payment. Further, if in comparison to an arm’s length transaction, a third-party tenant has overpaid rent to the REIT in exchange for underpaying the TRS for services rendered, and if the REIT has not adequately compensated the TRS for services provided to or on behalf of the third-party tenant, then the REIT may be subject to an excise tax equal to 100% of the undercompensation to the TRS. A safe harbor exception to this excise tax applies if the TRS has been compensated at a rate at least equal to 150% of its direct cost in furnishing or rendering the service. Finally, the 100% excise tax also applies to the underpricing of services provided by a TRS to its affiliated REIT in contexts where the services are unrelated to services for REIT tenants. We cannot be sure that arrangements involving our TRSs will not result in the imposition of one or more of these restrictions or sanctions, but we do not believe that we or our TRSs are or will be subject to these impositions.
Income Tests. We must satisfy two gross income tests annually to maintain our qualification for taxation as a REIT. First, at least 75% of our gross income for each taxable year must be derived from investments relating to real property, including “rents from real property” within the meaning of Section 856(d) of the IRC, interest and gain from mortgages on real property or on interests in real property, income and gain from foreclosure property, gain from the sale or other disposition of real property (including specified ancillary personal property treated as real property under the IRC), or dividends on and gain from the sale or disposition of shares in other REITs (but excluding in all cases any gains subject to the 100% tax on prohibited transactions). When we receive new capital in exchange for our shares or in a public offering of our five-year or longer debt instruments, income attributable to the temporary investment of this new capital in stock or a debt instrument, if received or accrued within one year of our receipt of the new capital, is generally also qualifying income under the 75% gross income test. Second, at least 95% of our gross income for each taxable year must consist of income that is qualifying income for purposes of the 75% gross income test, other types of interest and dividends, gain from the sale or disposition of stock or securities, or any combination of these. Gross income from our sale of property that we hold primarily for sale to customers in the ordinary course of business, income and gain from specified “hedging transactions” that are clearly and timely identified as such, and income from the repurchase or discharge of indebtedness is excluded from both the numerator and the denominator in both gross income tests. In addition, specified foreign currency gains will be excluded from gross income for purposes of one or both of the gross income tests.
In order to qualify as “rents from real property” within the meaning of Section 856(d) of the IRC, several requirements must be met:

•	The amount of rent received generally must not be based on the income or profits of any person, but may be based on a fixed percentage or percentages of receipts or sales.

•
Rents generally do not qualify if the REIT owns 10% or more by vote or value of stock of the tenant (or 10% or more of the interests in the assets or net profits of the tenant, if the tenant is not a corporation), whether directly or after application of attribution rules. We generally do not intend to lease property to any party if rents from that property would not qualify as “rents from real property,” but application of the 10% ownership rule is dependent upon complex attribution rules and circumstances that may be beyond our control. Our declaration of trust generally disallows transfers or purported acquisitions, directly or by attribution, of our shares to the extent necessary to maintain our qualification for taxation as a REIT under the IRC. Nevertheless, we cannot be sure that these restrictions will be effective to prevent our qualification for taxation as a REIT from being jeopardized under the 10% affiliated tenant rule. Furthermore, we cannot be sure that we will be able to monitor and enforce these restrictions, nor will our shareholders necessarily be aware of ownership of our shares attributed to them under the IRC’s attribution rules.

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

•
In order for rents to qualify, a REIT generally must not manage the property or furnish or render services to the tenants of the property, except through an independent contractor from whom it derives no income or through one of its TRSs. There is an exception to this rule permitting a REIT to perform customary management and tenant services of the sort that a tax-exempt organization could perform without being considered in receipt of “unrelated business taxable income” as defined in Section 512(b)(3) of the IRC, or UBTI. In addition, a de minimis amount of noncustomary services provided to tenants will not disqualify income as “rents from real property” as long as the value of the impermissible tenant services does not exceed 1% of the gross income from the property.

•
If rent attributable to personal property leased in connection with a lease of real property is 15% or less of the total rent received under the lease, then the rent attributable to personal property will qualify as “rents from real property”; if this 15% threshold is exceeded, then the rent attributable to personal property will not so qualify. The portion of rental income treated as attributable to personal property is determined according to the ratio of the fair market value of the personal property to the total fair market value of the real and personal property that is rented.

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

Other than sales of foreclosure property, any gain that we realize on the sale of property held as inventory or other property held primarily for sale to customers in the ordinary course of a trade or business, together known as dealer gains, may be treated as income from a prohibited transaction that is subject to a penalty tax at a 100% rate. The 100% tax does not apply to gains from the sale of property that is held through a TRS, although such income will be subject to tax in the hands of the TRS at regular corporate income tax rates; we may therefore utilize our TRSs in transactions in which we might otherwise recognize dealer gains. Whether property is held as inventory or primarily for sale to customers in the ordinary course of a trade or business is a question of fact that depends on all the facts and circumstances surrounding each particular transaction.

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
The IRC generally limits the deductibility of net interest expense paid or accrued on debt properly allocable to a trade or business to 30% of “adjusted taxable income,” subject to specified exceptions. Any deduction in excess of the limitation is carried forward and may be used in a subsequent year, subject to that year’s 30% limitation. Provided a taxpayer makes an election (which is irrevocable), the 30% limitation does not apply to a trade or business involving real property development, redevelopment, construction, reconstruction, acquisition, conversion, rental, operation, management, leasing, or brokerage, within the meaning of Section 469(c)(7)(C) of the IRC. Legislative history and proposed Treasury regulations indicate that a real property trade or business includes a trade or business conducted by a corporation or a REIT. We have made an election to be treated as a real property trade or business and accordingly do not expect the foregoing interest deduction limitations to apply to us or to the calculation of our “real estate investment trust taxable income.”
Distributions must be paid in the taxable year to which they relate, or in the following taxable year if declared before we timely file our federal income tax return for the earlier taxable year and if paid on or before the first regular distribution payment after that declaration. If a dividend is declared in October, November or December to shareholders of record during one of those months and is paid during the following January, then for federal income tax purposes such dividend will be treated as having been both paid and received on December 31 of the prior taxable year to the extent of any undistributed earnings and profits.
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
Our Acquisitions
On December 31, 2018, we acquired SIR in a transaction that was intended to qualify as a “reorganization” within the meaning of Section 368(a) of the IRC, and our counsel, Sullivan & Worcester LLP, so opined. In 2017, we acquired FPO in a transaction that was intended to be treated as an asset sale for federal income tax purposes. We believe that each of SIR and FPO qualified for taxation as a REIT for the period prior to the date we acquired it. As a result of these acquisitions, we are generally liable for unpaid taxes, including penalties and interest (if any), of SIR and FPO. If either SIR or FPO is deemed to have lost its qualification for taxation as a REIT prior to the date of our acquisition and no relief is available, we would face the following tax consequences:

•	as a successor, we would generally inherit any corporate income tax liabilities of the acquired entity, including penalties and interest;

•
we would be subject to tax on the built-in gain on each asset of the acquired entity existing at the time we acquired it if we were to dispose of such an asset during the five-year period following the date that we acquired the entity; and

•
we could be required to pay a special distribution and/or employ applicable deficiency dividend procedures (including interest payments to the IRS) to eliminate any earnings and profits accumulated by the acquired entity for taxable periods that it did not qualify for taxation as a REIT.

Finally, if there is an adjustment to SIR’s real estate investment trust taxable income or dividends paid deductions, we could elect to use the deficiency dividend procedure described above to preserve our predecessor SIR’s qualification for taxation as a REIT. It is unclear whether this deficiency dividend procedure would be available to remediate an issue arising from FPO. If and to the extent the remedial provisions are available to us to address SIR or FPO’s REIT qualification and taxation for the applicable periods prior to or including our acquisitions of these entities, we may incur significant cash outlays in connection with such remediation, possibly including (a) required distribution payments to shareholders and associated interest payments to the IRS and (b) tax and interest payments to the IRS and state and local tax authorities.
Depreciation and Federal Income Tax Treatment of Leases
Our initial tax bases in our assets will generally be our acquisition cost. We will generally depreciate our depreciable real property on a straight-line basis over 40 years and our personal property over the applicable shorter periods. These depreciation schedules, and our initial tax bases, may vary for properties that we acquire through tax-free or carryover basis acquisitions (for example, the properties we acquired from SIR), or that are the subject of cost segregation analyses.
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
Taxation of Taxable U.S. Shareholders
For noncorporate U.S. shareholders, to the extent that their total adjusted income does not exceed applicable thresholds, the maximum federal income tax rate for long-term capital gains and most corporate dividends is generally 15%. For those noncorporate U.S. shareholders whose total adjusted income exceeds the applicable thresholds, the maximum federal income tax rate for long-term capital gains and most corporate dividends is generally 20%. However, because we are not generally subject to federal income tax on the portion of our “real estate investment trust taxable income” distributed to our shareholders, dividends on our shares generally are not eligible for these preferential tax rates, except that any distribution of C corporation earnings and profits and taxed built-in gain items will potentially be eligible for these preferential tax rates. As a result, our ordinary dividends generally are taxed at the higher federal income tax rates applicable to ordinary income (subject to the lower effective tax rates applicable to qualified REIT dividends via the deduction-without-outlay mechanism of Section 199A of the IRC, which is generally available to our noncorporate U.S. shareholders for taxable years before 2026). To summarize, the preferential federal income tax rates for long-term capital gains and for qualified dividends generally apply to:

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

As long as we qualify for taxation as a REIT, a distribution to our U.S. shareholders that we do not designate as a capital gain dividend generally will be treated as an ordinary income dividend to the extent of our available current or accumulated earnings and profits (subject to the lower effective tax rates applicable to qualified REIT dividends via the deduction-without-outlay mechanism of Section 199A of the IRC, which is available to our noncorporate U.S. shareholders for taxable years before 2026). Distributions made out of our current or accumulated earnings and profits that we properly designate as capital gain dividends generally will be taxed as long-term capital gains, as discussed below, to the extent they do not exceed our actual net capital gain for the taxable year. However, corporate shareholders may be required to treat up to 20% of any capital gain dividend as ordinary income under Section 291 of the IRC.
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
Noncorporate U.S. shareholders who borrow funds to finance their acquisition of our shares could be limited in the amount of deductions allowed for the interest paid on the indebtedness incurred. Under Section 163(d) of the IRC, interest paid or accrued on indebtedness incurred or continued to purchase or carry property held for investment is generally deductible only to the extent of the investor’s net investment income. A U.S. shareholder’s net investment income will include ordinary income dividend distributions received from us and, only if an appropriate election is made by the shareholder, capital gain dividend distributions and qualified dividends received from us; however, distributions treated as a nontaxable return of the shareholder’s basis will not enter into the computation of net investment income.
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
Assuming that each class of our shares will be “widely held” and that no other facts and circumstances exist that restrict transferability of these shares, our counsel, Sullivan & Worcester LLP, is of the opinion that our shares will not fail to be “freely transferable” for purposes of the regulation due to the restrictions on transfer of our shares in our declaration of trust and that under the regulation each class of our currently outstanding shares is publicly offered and our assets will not be deemed to be “plan assets” of any ERISA Plan or Non-ERISA Plan that acquires our shares in a public offering. This opinion is conditioned upon certain assumptions and representations, as discussed above under the heading “Material United States Federal Income Tax Considerations—Taxation as a REIT.”
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
The weighted average remaining term of our leases in effect as of December 31, 2019 is 5.7 years based upon annualized rental income and 6.0 years based upon occupied square footage. As of December 31, 2019, leases representing approximately 38.3% of our annualized rental income and 36.2% of our occupied square footage will expire by December 31, 2023. Our leases with government tenants typically have shorter terms than our leases with nongovernment tenants, although the terms of our leases with government contractor tenants tend to be for terms consistent with the tenants’ with government contracts, which are generally three to five years. These shorter terms require more frequent lease renewal or releasing.
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
Some of our properties depend upon a single tenant for all or a majority of their rental income; therefore, our financial condition, including our ability to make distributions to shareholders, may be adversely affected by the bankruptcy or insolvency, a downturn in the business, or a lease termination of a single tenant.
As of December 31, 2019, 46.9% of our annualized rental revenue is from our properties leased to private sector single tenants. The value of our private sector single tenant properties is materially dependent on the performance of those tenants under their respective leases. These tenants face competition within their industries and other factors that could reduce their ability to pay us rent. Lease payment defaults by such tenants could cause us to reduce the amount of distributions that we pay to our shareholders. A default by a single or major tenant, the failure of a guarantor to fulfill its obligations or other premature termination of a lease to such a tenant or such tenant’s election not to extend a lease upon its expiration could have an adverse effect on our financial condition, results of operations, liquidity and ability to pay distributions to our shareholders.
Government budgetary pressures and priorities and trends in government employment and office leasing may adversely impact our business.
We believe that current government budgetary pressures, enhancements in technology and policy and administrative decisions have resulted in a decrease in government employment, in government tenants reducing their space utilization per employee and in consolidation of government tenants into existing government owned properties, thereby reducing the demand for government leased space. Our historical experience with respect to properties of the type we own that are majority leased to government tenants has been that government tenants frequently renew leases to avoid the costs and disruptions that may result from relocating their operations. However, efforts to reduce space utilization rates may result in our tenants exercising early termination rights under our leases, vacating our properties upon expiration of our leases in order to relocate, or in renewing their leases for less space than they currently occupy. Also, our government tenants’ desire to reconfigure leased office space to reduce utilization per employee may require us to spend significant amounts for tenant improvements, and tenant relocations in such circumstances are more prevalent now than in our past experience. Increasing uncertainty with respect to government agency budgets and funding to implement relocations, consolidations and reconfigurations have resulted in delayed decisions by some of our government tenants and their reliance on short term lease renewals; however, recent activity suggests that the government has begun to shift its leasing strategy to include longer term leases and is actively exploring 10 to 20 year lease terms at renewal, in some instances. Although we believe the recent focus and efforts to reduce government tenant space utilization and to consolidate government tenants into government owned real estate is substantially complete, these activities may continue to impact us for some time and could again increase in the future. At present, we are unable to reasonably project what the financial impact of market conditions or changing government financial and other circumstances will be on our financial results for future periods.
We currently have a concentration of properties in the metropolitan Washington, D.C. market area and are exposed to changes in market conditions in this area.
As of December 31, 2019, approximately 24.1% of our annualized rental income is from our consolidated properties located in the metropolitan Washington, D.C. market area. In addition, the three properties owned by two joint ventures in which we own 51% and 50% interests are also located in the metropolitan Washington, D.C. market area. A downturn in economic conditions in this area could result in reduced demand from tenants for our properties or lower rents that our tenants in this area are willing to pay when our leases expire or terminate and when renewal or new terms are negotiated. Additionally, in recent years there has been a decrease in demand for new leased space by the U.S. Government in the metropolitan Washington, D.C. market area, and that could increase competition for government tenants and adversely affect our ability to retain government tenants when our leases expire.
We may also be subject to changes in the regulatory environment of the metropolitan Washington, D.C. market area (such as increases in real estate and other taxes, costs of complying with government regulations or increased regulation and other factors) or other adverse conditions or events (such as natural disasters). Thus, adverse developments and/or conditions in the metropolitan Washington, D.C. market area could reduce demand for space, impact the credit worthiness of our tenants or force our tenants to curtail operations, which could impair their ability to meet their rent obligations to us and, accordingly, could have an adverse effect on our financial condition, results of operations, liquidity and ability to pay distributions to our shareholders.
Our plans to recycle our capital by strategically and opportunistically selling properties from time to time and to use sales proceeds to acquire new properties that we believe will help us reduce the average age of our properties, increase our weighted average lease term, reduce our ongoing capital requirements and/or increase our distributions to shareholders may not be successful.
An element of our business plan involves strategically and opportunistically selling properties from time to time as part of our capital recycling program to improve our property portfolio, increase our returns and operating results, and enable us to increase our distributions to shareholders. Our ability to sell our properties we identify for sale, and the prices we receive upon a sale, may be affected by many factors, and we may be unable to execute our strategy. In particular, these factors could arise from weakness in or the lack of an established market for a property, changes in the financial condition or prospects of prospective purchasers and the availability of financing to potential purchasers on reasonable terms, the number of prospective purchasers, the number of competing properties on the market, unfavorable local, national or international economic conditions, industry trends, and changes in laws, regulations or fiscal policies of jurisdictions in which the property is located. We may not succeed in selling properties that we identify for sale, the terms of any such sales may not meet our expectations and we may incur losses in connection with those sales. Further, we may not succeed in identifying and acquiring properties that improve our property portfolio, increase our returns and operating results, and enable us to increase our distributions to shareholders. As a result, our plans to strategically and opportunistically sell properties from time to time and to reinvest the proceeds from those sales in acquiring additional properties that improve our property portfolio, increase our returns and operating results, and enable us to increase our distributions to shareholders may not be successful.
We may be unable to grow our business by acquisitions of additional properties, and we might encounter unanticipated difficulties and expenditures relating to our acquired properties.
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
We might encounter unanticipated difficulties and expenditures relating to our acquired properties. For example:

•
we do not believe that it is possible to understand fully a property before it is owned and operated for a reasonable period of time, and, notwithstanding pre-acquisition due diligence, we could acquire a property that contains undisclosed defects in design or construction;

•	the market in which an acquired property is located may experience unexpected changes that adversely affect the property’s value;

•	the occupancy of and rents from properties that we acquire may decline during our ownership;

•	property operating costs for our acquired properties may be higher than anticipated and our acquired properties may not yield expected returns; and

•
we may acquire properties subject to unknown liabilities and without any recourse, or with limited recourse, such as liability for the cleanup of undisclosed environmental contamination or for claims by tenants, vendors or other persons related to actions taken by former owners of the properties.

For these reasons, among others, we might not realize the anticipated benefits of our acquisitions and our business plan to acquire additional properties may not succeed or may cause us to experience losses.
REIT distribution requirements and limitations on our ability to access reasonably priced capital may adversely impact our ability to carry out our business plan.
To maintain our qualification for taxation as a REIT under the IRC, we are required to satisfy distribution requirements imposed by the IRC. See “Material United States Federal Income Tax Considerations—REIT Qualification Requirements—Annual Distribution Requirements” included in Part I, Item 1 of this Annual Report on Form 10-K. Accordingly, we may not be able to retain sufficient cash to fund our operations, repay our debts, invest in our properties or fund our acquisitions or development or redevelopment efforts. Our business strategies therefore depend, in part, upon our ability to raise additional capital at reasonable costs. The volatility in the availability of capital to businesses on a global basis in most debt and equity markets generally may limit our ability to raise reasonably priced capital. We may also be unable to raise reasonably priced capital because of reasons related to our business, market perceptions of our prospects, the terms of our indebtedness, the extent of our leverage or for reasons beyond our control, such as market conditions. Because the earnings we are permitted to retain are limited by the rules governing REIT qualification and taxation, if we are unable to raise reasonably priced capital, we may not be able to carry out our business plan.
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
In recent years, the U.S. Government has instituted “green lease” policies which allow a government tenant to require Leadership in Energy and Environmental Design for commercial interiors, or LEED®-CI, designation in selecting new premises or renewing leases at existing premises. In addition, the Energy Independence and Security Act of 2007 allows the GSA to give preference to buildings for lease that have received an “Energy Star” label. Obtaining and maintaining such designation and labels may be costly and time consuming, but our failure to do so may result in our competitive disadvantage in acquiring new or retaining existing government tenants.

Some government tenants have the right to terminate their leases prior to their lease expiration date and changes in the U.S. Government’s and state governments’ requirements for leased space may adversely affect us.
As of December 31, 2019, 35.5% of our annualized rental income was from government tenants, which includes the U.S. government, state governments and municipalities. Some of our leases with government tenants allow the tenants to vacate the leased premises before the stated terms of the leases expire with little or no liability. In particular:

•
Government tenants occupying approximately 4.0% of our rentable square feet and contributing approximately 3.7% of our annualized rental income as of December 31, 2019 have currently exercisable rights to terminate their leases before the stated term of their leases expire.

•
In 2020, 2021, 2022, 2023, 2024, 2025, 2026, 2028, 2030 and 2034, early termination rights become exercisable by government tenants who currently occupy an additional approximately 3.0%, 0.7%, 0.8%, 0.9%, 0.3%, 0.2%, 0.4%, 0.4%, 0.1% and 0.1%, of our rentable square feet, respectively, and contribute an additional approximately 3.8%, 0.8%, 0.9%, 1.1%, 0.6%, 0.4%, 0.6%, 0.4%, 0.1% and 0.1% of our annualized rental income, respectively, as of December 31, 2019.

•
Pursuant to leases with 11 of our government tenants, these tenants have rights to terminate their leases if their respective legislature or other funding authority does not appropriate rent amounts in their respective annual budgets. These 11 tenants represent approximately 4.4% of our rentable square feet and 4.6% of our annualized rental income as of December 31, 2019.

For fiscal policy reasons, security concerns or other reasons, some or all of our government tenants may decide to exercise early termination rights under our leases or vacate our properties upon expiration of our leases. Also, the U.S. Government may continue to seek to reduce their space utilization per employee and consolidate into existing government owned properties. See “Risks Related to Our Business —Government budgetary pressures and priorities and trends in government employment and office leasing may adversely impact our business” included in Part I, Item1A of this Annual Report on Form 10-K. If a significant number of such events occur, our income and cash flow may materially decline and our ability to make or sustain distributions to our shareholders may be jeopardized.
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
As of December 31, 2019, our consolidated indebtedness was $2.4 billion. We had $750.0 million and $415.0 million available for borrowing under our $750.0 million revolving credit facility as of December 31, 2019 and February 19, 2020, respectively. Our credit agreement includes a feature under which the maximum aggregate borrowing availability may be increased to up to $1.95 billion in certain circumstances.
We are subject to numerous risks associated with our debt, including the risk that our cash flows could be insufficient for us to make required payments on our debt. There are no limits in our organizational documents on the amount of debt we may incur, and we may incur substantial debt. Our debt obligations could have important consequences to our securityholders. Our incurrence of debt may increase our vulnerability to adverse economic, market and industry conditions, limit our flexibility in planning for, or reacting to, changes in our business, and place us at a disadvantage in relation to competitors that have lower debt levels. Our incurring debt could also increase the costs to us of incurring additional debt, increase our exposure to floating interest rates or expose us to potential events of default (if not cured or waived) under covenants contained in debt instruments that could have a material adverse effect on our business, financial condition and operating results. Excessive debt could reduce the available cash flow to fund, or limit our ability to obtain financing for, working capital, capital expenditures, acquisitions, construction projects, refinancing, lease obligations or other purposes, and hinder our ability to maintain investment grade ratings from nationally recognized credit rating agencies or to make or sustain distributions to our shareholders.

If we default under any of our debt obligations, we may be in default under the agreements governing other debt obligations of ours which have cross default provisions, including our credit agreement and our senior unsecured notes indentures and their supplements. In such case, our lenders or bondholders may demand immediate payment of any outstanding indebtedness and we could be forced to liquidate our assets for less than the values we would receive in a more orderly process.
We may fail to comply with the terms of our credit agreement and our senior unsecured notes indentures and their supplements, which could adversely affect our business and may prevent our making distributions to our shareholders.
Our credit agreement and our senior unsecured notes indentures and their supplements include various conditions, covenants and events of default. We may not be able to satisfy all of these conditions or may default on some of these covenants for various reasons, including for reasons beyond our control. For example, our credit agreement and our senior unsecured notes indentures and their supplements require us to comply with certain financial and other covenants. Our ability to comply with such covenants will depend upon the net rental income we receive from our properties. If the occupancy at our properties declines or if our rents decline, we may be unable to borrow under our revolving credit facility. Complying with these covenants may limit our ability to take actions that may be beneficial to us and our securityholders.
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
Changes in market interest rates, including changes that may result from the expected phase out of LIBOR, may adversely affect us.
Since the most recent U.S. recession, the Board of Governors of the U.S. Federal Reserve System, or the U.S. Federal Reserve, has taken actions which have resulted in low interest rates prevailing in the marketplace for a historically long period of time. The U.S. Federal Reserve steadily increased the targeted federal funds rate over the last several years, but recently took action to decrease the federal funds rate and may continue to make adjustments in the near future. In addition, as noted in Part II, Item 7A of this Annual Report on Form 10-K, LIBOR is expected to be phased out in 2021. The interest rate under our revolving credit facility is based on LIBOR and the interest we may pay on any future debt that we may incur may also be based on LIBOR. We currently expect that the determination of interest under our revolving credit facility would be based on the alternative rates provided under our credit agreement or would be revised as provided under our credit agreement or amended as necessary to provide for an interest rate that approximates the existing interest rate as calculated in accordance with LIBOR. Despite our current expectations, we cannot be sure that, if LIBOR is phased out or transitioned, the changes to the determination of interest under our credit agreement would approximate the current calculation in accordance with LIBOR. An alternate interest rate index that may replace LIBOR may result in our paying increased interest. Interest rate increases may materially and negatively affect us in several ways, including:

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

•
Amounts outstanding under our revolving credit facility require interest to be paid at a floating interest rate. When interest rates increase, our interest costs will increase, which could adversely affect our cash flows, our ability to pay principal and interest on our debt, our cost of refinancing our fixed rate debts when they become due and our ability to make or sustain distributions to our shareholders.

•
Property values are often determined, in part, based upon a capitalization of rental income formula. When market interest rates increase, property investors often demand higher capitalization rates and that causes property values to decline. Increases in interest rates could lower the value of our properties and cause the value of our securities to decline.

Low market interest rates, particularly if they remain over a sustained period, may increase our use of debt capital to fund property acquisitions, lower capitalization rates for property purchases and increased competition for property purchases, which may reduce our ability to acquire new properties.
Ownership of real estate is subject to environmental risks and liabilities.
Ownership of real estate is subject to risks associated with environmental hazards. Under various laws, owners as well as tenants and operators of real estate may be required to investigate and clean up or remove hazardous substances present at or migrating from properties they own, lease or operate and may be held liable for property damage or personal injuries that result from hazardous substances. These laws also expose us to the possibility that we may become liable to government agencies or third parties for costs and damages they incur in connection with hazardous substances. The costs and damages that may arise from environmental hazards may be substantial and are difficult to assess and estimate for numerous reasons, including uncertainty about the extent of contamination, alternative treatment methods that may be applied, the location of the property which subjects it to differing local laws and regulations and their interpretations, as well as the time it may take to remediate contamination. In addition, these laws also impose various requirements regarding the operation and maintenance of properties and recordkeeping and reporting requirements relating to environmental matters that require us or the tenants of our properties to incur costs to comply with. We may incur substantial liabilities and costs for environmental matters.
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
Also, concerns about climate change have resulted in various treaties, laws and regulations that are intended to limit carbon emissions and address other environmental concerns. These and other laws may cause energy or other costs at our properties to increase. Laws enacted to mitigate climate change may make some of our buildings obsolete or cause us to make material investments in our properties, which could materially and adversely affect our financial condition or the financial condition of our tenants and their ability to pay rent to us and cause the value of our securities to decline. In addition, concerns about climate change and increasing storm intensities may increase the cost of our insurance for our properties or potentially render it unavailable to obtain.

Real estate ownership creates risks and liabilities.
In addition to the risks discussed above, our business is subject to other risks associated with real estate ownership, including:

•	the illiquid nature of real estate markets, which limits our ability to sell our assets rapidly to respond to changing market conditions;

•	the subjectivity of real estate valuations and changes in such valuations over time;

•	current and future adverse national and local real estate trends, including increasing vacancy rates, declining rental rates and general deterioration of market conditions;

•	costs that may be incurred relating to property maintenance and repair, and the need to make expenditures due to changes in government regulations; and

•	liabilities and litigations arising from injuries on our properties or otherwise incidental to the ownership of our properties.
RMR LLC relies on information technology and systems in its operations, and any material failure, inadequacy, interruption or security failure of that technology or those systems could materially and adversely affect us.
RMR LLC relies on information technology and systems, including the Internet and cloud-based infrastructures, commercially available software and its internally developed applications, to process, transmit, store and safeguard information and to manage or support a variety of its business processes (including managing our building systems), including financial transactions and maintenance of records, which may include personal identifying information of employees and tenants and lease data. If RMR LLC experiences material security or other failures, inadequacies or interruptions of its information technology, it could incur material costs and losses and our operations could be disrupted as a result. Further, third party vendors could experience similar events with respect to their information technology and systems that impact the products and services they provide to RMR LLC or us. RMR LLC relies on commercially available systems, software, tools and monitoring, as well as its internally developed applications and internal procedures and personnel, to provide security for processing, transmitting, storing and safeguarding confidential tenant, customer and vendor information, such as personally identifiable information related to its employees and others and information regarding its and our financial accounts. RMR LLC takes various actions, and incurs significant costs, to maintain and protect the operation and security of its information technology and systems, including the data maintained in those systems. However, it is possible that these measures will not prevent the systems’ improper functioning or a compromise in security, such as in the event of a cyberattack or the improper disclosure of personally identifiable information.
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
We are party to joint ventures with unrelated third parties that own three properties, and we may in the future acquire, develop or recapitalize properties in joint ventures with other persons or entities. Our participation in these joint ventures is subject to risks, including the following:

•	we may share approval rights over major decisions affecting the ownership or operation of the joint venture and any property owned by the joint venture;

•	we may be required to contribute additional capital if our partners fail to fund their share of any required capital contributions;

•
our joint venture partners may have economic or other business interests or goals that are inconsistent with our business interests or goals and that could affect our ability to lease or release the property, operate the property or maintain our qualification for taxation as a REIT;

•
our joint venture partners may be subject to different laws or regulations than us, or may be structured differently than us for tax purposes, which could create conflicts of interest and/or affect our ability to maintain our qualification for taxation as a REIT;

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
Insurance may not adequately cover our losses, and the cost of obtaining such insurance may continue to increase.
We or our tenants are responsible for the costs of insurance coverage for our properties, including for casualty, liability, fire, extended coverage and rental or business interruption loss insurance. Recently, we have experienced increases in the cost of providing such insurance, and these increased costs have had an adverse effect on our financial condition and results of operations. In the future, we may acquire additional properties for which we are responsible for the costs of insurance. Losses of a catastrophic nature, such as those caused by hurricanes, flooding, volcanic eruptions and earthquakes, among other things, or losses from terrorism, may be covered by insurance policies with limitations such as large deductibles or co-payments that we may not be able to pay. Insurance proceeds may not be adequate to restore an affected property to its condition prior to a loss or to compensate us for our losses, including the loss of future revenues from an affected property. Similarly, our other insurance, including our general liability insurance, may not provide adequate insurance to cover our losses. In addition, we do not have any insurance to limit losses that we may incur as a result of known or unknown environmental conditions. Further, there is no assurance that certain types of risks that are currently insurable will continue to be insurable on an economically feasible basis, and we may discontinue certain insurance coverage on some or all of our properties in the future if we determine that the cost of premiums for any of these policies exceeds the value of the coverage. If an uninsured loss or a loss in excess of insured limits occurs, we may have to incur uninsured costs to mitigate such losses or lose all or a portion of the capital invested in a property, as well as the anticipated future revenue from the property. We might also remain obligated for any financial obligations related to the property, even if the property is irreparably damaged. In addition, future changes in the insurance industry’s risk assessment approach and pricing structure could further increase the cost of insuring our properties or decrease the scope of insurance coverage, either of which could have an adverse effect on our financial condition, results of operations, liquidity and ability to pay distributions to our shareholders.
We may incur significant costs complying with the Americans with Disabilities Act and similar laws.
Under the Americans with Disabilities Act and certain similar state statutes, many commercial properties must meet specified requirements related to access and use by disabled persons. In addition, our properties are subject to various laws and regulations relating to fire, safety and other regulations. The tenants of our leased properties are generally responsible for compliance with these requirements pursuant to our lease agreements. In addition, although our tenants may be responsible for complying with these requirements for our properties, we could be held liable as the owner of the properties for our tenants’ failure to comply. We may be required to make substantial capital expenditures at our properties to comply with these laws. In addition, non-compliance could result in the imposition of fines or an award of damages and costs to private litigants. Further, with respect to our leased properties, we may not be able to recoup these amounts from our tenants if they are unable or unwilling to pay.
A prolonged U.S. government shutdown may adversely impact our business and cash position.
Under our leases with the U.S. government, the tenants pay us rent monthly in arrears. If the U.S. government experiences a prolonged shutdown, these tenants may not pay us rent during the pendency of the shutdown. Although we expect that these tenants would pay us any outstanding rents after the shutdown ends, our available cash and leverage targets may be adversely impacted during the period we do not receive rents from these tenants. In addition, the impact of a prolonged government shutdown on government personnel resources could hinder our ability to renew expiring leases or initiate or complete renovation, construction and other capital maintenance of the affected properties. During the pendency of any shutdown, we may need to borrow amounts under our revolving credit facility or seek alternative financing, which we may not be able to receive timely or on reasonable terms. A failure to receive rents from our government tenants during a government shutdown may impair our ability to fund our operations and investments, pay our debt obligations, make capital expenditures and pay distributions to our shareholders. Moreover, some of our tenants are government contractors that rely on government business. If a government shutdown results in our government contractor tenants not paying us rent, the negative impact on us from a government shutdown may be compounded.
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
Risks Related to Our Relationships with RMR Inc. and RMR LLC
We are dependent upon RMR LLC to manage our business and implement our growth strategy.
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
Our manager, RMR LLC, is authorized to follow broad operating and investment guidelines and therefore, has discretion in identifying the properties that will be appropriate investments for us, as well as our individual operating and investment decisions. Our Board of Trustees periodically reviews our operating and investment guidelines and our operating activities and investments but it does not review or approve each decision made by RMR LLC on our behalf. In addition, in conducting periodic reviews, our Board of Trustees relies primarily on information provided to it by RMR LLC. RMR LLC may exercise its discretion in a manner that results in investment returns that are substantially below expectations or that results in losses.
Our management structure and agreements and relationships with RMR LLC and RMR LLC’s and its controlling shareholder's relationships with others may create conflicts of interest, or the appearance of such conflicts, and may restrict our investment activities.
RMR LLC is a subsidiary of RMR Inc. The Chair of our Board of Trustees and one of our Managing Trustees, Adam Portnoy, as the sole trustee of ABP Trust, is the controlling shareholder of RMR Inc. and is a managing director and the president and chief executive officer of RMR Inc. and an officer and employee of RMR LLC. RMR LLC or its subsidiary also acts as the manager for four other Nasdaq listed REITs: ILPT, which owns industrial and logistics properties; DHC, which primarily owns healthcare, senior living properties and medical office buildings; SVC, which owns a diverse portfolio of hotels, travel centers and net lease service and necessity-based retail properties; and TRMT, which primarily originates and invests in first mortgage loans secured by middle market and transitional commercial real estate. RMR LLC also provides services to other publicly and privately owned companies, including: Five Star, which operates senior living communities; TA, which operates and franchises travel centers, truck repair facilities and restaurants; and Sonesta, which operates, manages and franchises hotels, resorts and cruise boats. A subsidiary of RMR LLC is an investment adviser to the RMR Real Estate Income Fund, or RIF, a closed end investment company listed on the NYSE American, which invests in securities of real estate companies that are not managed by RMR LLC. Mr. Portnoy serves as chair of the board of trustees or board of directors, as applicable, of SVC, ILPT, DHC, Five Star and TA and as managing director, managing trustee, director or trustee, as applicable, of the companies managed by RMR LLC or its subsidiaries.
David Blackman, our other Managing Trustee and our President and Chief Executive Officer, Matthew Brown, our Chief Financial Officer and Treasurer, and Christopher Bilotto, our Vice President, are also officers and employees of RMR LLC. David Blackman is also a managing trustee, president and chief executive officer of TRMT. Messrs. Blackman, Brown and Bilotto have duties to RMR LLC, and Mr. Blackman has duties to TRMT, as well as to us, and we do not have their undivided attention. They and other RMR LLC personnel may have conflicts in allocating their time and resources between us and RMR LLC and other companies to which RMR LLC or its subsidiaries provide services. Some of our Independent Trustees also serve as independent directors or independent trustees of other public companies to which RMR LLC or its subsidiaries provide management services.
In addition, we may in the future enter into additional transactions with RMR LLC, its affiliates, or entities managed by it or its subsidiaries. In addition to his investments in RMR Inc. and RMR LLC, Adam Portnoy holds equity investments in other companies to which RMR LLC or its subsidiaries provide management services and some of these companies have significant cross ownership interests, including, for example: as of December 31, 2019, Adam Portnoy beneficially owned, in aggregate, 1.5% of our outstanding common shares, 35.3% of Five Star's outstanding common stock (6.3% as of January 1, 2020) (including through ABP Trust), 1.2% of ILPT’s outstanding common shares, 1.1% of DHC's outstanding common shares, 2.3% of RIF’s outstanding common shares, 1.1% of SVC’s outstanding common shares, 4.0% of TA’s outstanding common shares (including through RMR LLC) and 19.5% of TRMT’s outstanding common shares (including through Tremont Realty Advisors LLC). Our executive officers may also own equity investments in other companies to which RMR LLC or its subsidiaries provide management services. These multiple responsibilities, relationships and cross ownerships could give rise to conflicts of interest or the perception of such conflicts of interest with respect to matters involving us, RMR Inc., RMR LLC, our Managing Trustees, the other companies to which RMR LLC or its subsidiaries provide management services and their related parties. Conflicts of interest or the perception of conflicts of interest could have a material adverse impact on our reputation, business and the market price of our common shares and other securities and we may be subject to increased risk of litigation as a result.
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
As a result of our relationships with RMR LLC and its current and former controlling shareholder(s), our management agreements were not negotiated on an arm’s length basis between unrelated parties, and therefore, while such agreements were negotiated with the use of a special committee and disinterested Trustees, the terms, including the fees payable to RMR LLC, may not be as favorable to us as they would have been if they were negotiated on an arm’s length basis between unrelated parties. Our property management fees are calculated based on rents we receive and construction supervision fees for construction at our properties overseen and managed by RMR LLC, and our base business management fee is calculated based upon the lower of the historical costs of our real estate investments and our market capitalization. We pay RMR LLC substantial base management fees regardless of our financial results. These fee arrangements could incentivize RMR LLC to pursue acquisitions, capital transactions, tenancies and construction projects or to avoid disposing of our assets in order to increase or maintain its management fees and might reduce RMR LLC’s incentive to devote its time and effort to seeking investments that provide attractive returns for us. If we do not effectively manage our investment, disposition and capital transactions and leasing, construction and other property management activities, we may pay increased management fees without proportional benefits to us. In addition, we are obligated under our management agreements to reimburse RMR LLC for employment and related expenses of RMR LLC’s employees assigned to work exclusively or partly at our properties, our share of the wages, benefits and other related costs of RMR LLC’s centralized accounting personnel and our share of RMR LLC’s costs for providing our internal audit function. We are also required to pay for third party costs incurred with respect to us. Our obligation to reimburse RMR LLC for certain of its costs and to pay third party costs may reduce RMR LLC’s incentive to efficiently manage those costs, which may increase our costs.
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
We are and have been party to transactions with related parties, including with entities controlled by Adam Portnoy or to which RMR LLC or its subsidiaries provide or provided management services. Our agreements with related parties or in respect of transactions among related parties may not be or have been on terms as favorable to us as they would have been if they had been negotiated among unrelated parties. We are subject to the risk that our shareholders or the shareholders of RMR Inc. or other related parties may challenge any such related party transactions and the agreements entered into as part of them. If such a challenge were to be successful, we might not realize the benefits expected from the transactions being challenged. Moreover, any such challenge could result in substantial costs and a diversion of our management’s attention, could have a material adverse effect on our reputation, business and growth and could adversely affect our ability to realize the benefits expected from the transactions, whether or not the allegations have merit or are substantiated.
We may be at an increased risk for dissident shareholder activities due to perceived conflicts of interest arising from our management structure and relationships.
Companies with business dealings with related persons and entities may more often be the target of dissident shareholder trustee nominations, dissident shareholder proposals and shareholder litigation alleging conflicts of interest in their business dealings. Our relationships with RMR Inc., RMR LLC, the other companies to which RMR LLC or its subsidiaries provide management services, Adam Portnoy and other related persons of RMR LLC have precipitated and may precipitate such activities, including shareholder litigation which results in substantial costs for us even if the shareholder litigation is without merit or unsuccessful. Certain proxy advisory firms which have significant influence over the voting by shareholders of public companies have, in the past, recommended, and in the future may recommend that shareholders withhold votes for the election of our incumbent Trustees, vote against our say on pay vote or other management proposals or vote for shareholder proposals that we oppose. These recommendations by proxy advisory firms in the future may affect the outcome of future Board of

Trustees elections and votes on our say on pay, which may increase shareholder activism and litigation. These activities, if instituted against us, could result in substantial costs, and diversion of our management’s attention and could have a material adverse impact on our reputation and business.
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

•	the authority of our Board of Trustees, without shareholder approval, to implement certain takeover defenses.
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
Our governing documents provide that such arbitration proceedings would be conducted in accordance with the procedures of the Commercial Arbitration Rules of the American Arbitration Association, as modified in our bylaws. These procedures may provide materially more limited rights to our shareholders than litigation in a federal or state court. For example, arbitration in accordance with these procedures does not include the opportunity for a jury trial, document discovery is limited, arbitration hearings generally are not open to the public, there are no witness depositions in advance of arbitration hearings and arbitrators may have different qualifications or experiences than judges. In addition, although our governing documents’ arbitration provisions contemplate that arbitration may be brought in a representative capacity or on behalf of a class of our shareholders, the rules governing such representation or class arbitration may be different from, and less favorable to shareholders than, the rules governing representative or class action litigation in courts. Our governing documents also generally provide that each party to such an arbitration is required to bear its own costs in the arbitration, including attorneys’ fees, and that the arbitrators may not render an award that includes shifting of such costs or, in a derivative or class proceeding, award any portion of our award to any shareholder or such shareholder’s attorneys. The arbitration provisions of our governing documents may discourage our shareholders from bringing, and attorneys from agreeing to represent our shareholders wishing to bring, litigation against us or our Trustees, officers, manager, other agents or employees. Our agreements with RMR LLC have similar arbitration provisions to those in our governing documents.
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
Our bylaws currently provide that, unless the dispute has been referred to binding arbitration, the Circuit Court for Baltimore City, Maryland will be the sole and exclusive forum for: (1) any derivative action or proceeding brought on our behalf; (2) any action asserting a claim for breach of a fiduciary duty owed by any Trustee, officer, manager, agent or employee of ours to us or our shareholders; (3) any action asserting a claim against us or any Trustee, officer, manager, agent or employee of ours arising pursuant to Maryland law, our declaration of trust or bylaws brought by or on behalf of a shareholder, either on his, her or its own behalf, on our behalf or on behalf of any series or class of shares of beneficial interest of ours or shareholders against us or any Trustee, officer, manager, agent or employee of ours, including any disputes, claims or controversies relating to the meaning, interpretation, effect, validity, performance or enforcement of the declaration of trust or these bylaws; or (4) any action asserting a claim against us or any Trustee, officer, manager, agent or employee of ours that is governed by the internal affairs doctrine. Our bylaws currently also provide that the Circuit Court for Baltimore City, Maryland will be the sole and exclusive forum for any dispute, or portion thereof, regarding the meaning, interpretation or validity of any provision of our declaration of trust or bylaws. The exclusive forum provision of our bylaws does not apply to any action for which the Circuit Court for Baltimore City, Maryland does not have jurisdiction or to a dispute that has been referred to binding arbitration in accordance with our bylaws. The exclusive forum provision of our bylaws does not establish exclusive jurisdiction in the Circuit Court for Baltimore City, Maryland for claims that arise under the Securities Act, the Exchange Act or other federal securities laws if there is exclusive or concurrent jurisdiction in the federal courts. Any person or entity purchasing or otherwise acquiring or holding any interest in our shares of beneficial interest shall be deemed to have notice of and to have consented to these provisions of our bylaws, as they may be amended from time to time. The arbitration and exclusive forum provisions of our bylaws may limit a shareholder’s ability to bring a claim in a judicial forum that the shareholder believes is favorable for disputes with us or our Trustees, officers, manager, other agents or employees, which may discourage lawsuits against us and our Trustees, officers, manager, other agents or employees. SIR’s former bylaws had similar exclusive forum provisions to those in our bylaws.
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
If we cease to qualify for taxation as a REIT under the IRC, then our ability to raise capital might be adversely affected, we will be in breach under our credit agreement, we may be subject to material amounts of federal and state income taxes, our cash available for distribution to our shareholders could be reduced, and the market price of our common shares could decline. In addition, if we lose or revoke our qualification for taxation as a REIT under the IRC for a taxable year, we will generally be prevented from requalifying for taxation as a REIT for the next four taxable years.
Distributions to shareholders generally will not qualify for reduced tax rates applicable to “qualified dividends.”
Dividends payable by U.S. corporations to noncorporate shareholders, such as individuals, trusts and estates, are generally eligible for reduced federal income tax rates applicable to “qualified dividends.” Distributions paid by REITs generally are not treated as “qualified dividends” under the IRC and the reduced rates applicable to such dividends do not generally apply. However, for tax years beginning before 2026, REIT dividends paid to noncorporate shareholders are generally taxed at an effective tax rate lower than applicable ordinary income tax rates due to the availability of a deduction under the IRC for specified forms of income from passthrough entities. More favorable rates will nevertheless continue to apply to regular corporate “qualified” dividends, which may cause some investors to perceive that an investment in a REIT is less attractive than an investment in a non-REIT entity that pays dividends, thereby reducing the demand and market price of our common shares.
REIT distribution requirements could adversely affect us and our shareholders.
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
The rules dealing with U.S. federal, state, and local taxation are constantly under review by persons involved in the legislative process and by the IRS, the U.S. Department of the Treasury, and other taxation authorities. Changes to the tax laws, with or without retroactive application, could materially and adversely affect us and our shareholders. We cannot predict how changes in the tax laws might affect us or our shareholders. New legislation, Treasury regulations, administrative interpretations or court decisions could significantly and negatively affect our ability to remain qualified for taxation as a REIT or the tax consequences of such qualification to us and our shareholders.
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

•
our ability to make future distributions is dependent on a number of factors, including our future earnings, the capital costs we incur to lease our properties and our working capital requirements; and

•
our Board of Trustees sets and resets our distribution rate from time to time after considering many factors, including cash available for distribution. Accordingly, future distribution rates may be increased or decreased and there is no assurance as to the rate at which future distributions will be paid.

For the above reasons, among others, our distribution rate may decline or we may cease making distributions to our shareholders.
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

•	our underlying asset value;

•	investor confidence in the stock and bond markets, generally;

•	market interest rates;

•	economic conditions;

•	changes in tax laws;

•	changes in our credit ratings; and

•	general market conditions.
We believe that one of the factors that investors consider important in deciding whether to buy or sell equity securities of a REIT is the distribution rate, considered as a percentage of the price of the equity securities, relative to market interest rates. Interest rates have been at historically low levels for an extended period of time. There is a general market perception that REIT shares outperform in low interest rate environments and underperform in rising interest rate environments when compared to the broader market. The U.S. Federal Reserve steadily increased the targeted federal funds rate over the last several years, but recently took action to decrease the federal funds rate and may continue to make adjustments in the near future. If the U.S.

Federal Reserve increases interest rates or if there is a market expectation of such increases, prospective purchasers of REIT equity securities may want to achieve a higher distribution rate. Thus, higher market interest rates, or the expectation of higher interest rates, could cause the value of our securities to decline.
Further issuances of equity securities may be dilutive to current shareholders.
The interests of our existing shareholders could be diluted if we issue additional equity securities to finance future acquisitions, to repay indebtedness or for other reasons. For example, in the SIR Merger, we issued a significant number of additional common shares of beneficial interest. Our ability to execute our business strategy depends on our access to an appropriate blend of debt financing, which may include secured and unsecured debt, and equity financing, which may include common and preferred shares.
The Notes are structurally subordinated to the payment of all indebtedness and other liabilities and any preferred equity of our subsidiaries.
We are the sole obligor on our outstanding senior unsecured notes, and our outstanding senior unsecured notes and any notes or other debt securities we may issue in the future, or, together with our outstanding senior unsecured notes, or the Notes, and such Notes are not, and any Notes we may issue in the future may not be guaranteed by any of our subsidiaries. Our subsidiaries are separate and distinct legal entities and have no obligation, contingent or otherwise, to pay any amounts due on the Notes, or to make any funds available therefor, whether by dividend, distribution, loan or other payments. The rights of holders of Notes to benefit from any of the assets of our subsidiaries are subject to the prior satisfaction of claims of our subsidiaries’ creditors and any preferred equity holders. As a result, the Notes are, and, except to the extent that future Notes are guaranteed by our subsidiaries, will be, structurally subordinated to all of the debt and other liabilities and obligations of our subsidiaries, including guarantees of other indebtedness of ours, payment obligations under lease agreements, trade payables and preferred equity. As of December 31, 2019, our subsidiaries had total indebtedness and other liabilities (excluding security and other deposits and guaranties) of $404.9 million.
The Notes are unsecured and effectively subordinated to all of our existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness.
The outstanding Notes are not secured and any Notes we may issue in the future may not be secured. Upon any distribution to our creditors in a bankruptcy, liquidation, reorganization or similar proceeding relating to us or our property, the holders of our secured debt will be entitled to exercise the remedies available to a secured lender under applicable law and pursuant to the instruments governing such debt and to be paid in full from the assets securing that secured debt before any payment may be made with respect to Notes that are not secured by those assets. In that event, because such Notes will not be secured by any of our assets, it is possible that there will be no assets from which claims of holders of such Notes can be satisfied or, if any assets remain, that the remaining assets will be insufficient to satisfy those claims in full. If the value of such remaining assets is less than the aggregate outstanding principal amount of such Notes and accrued interest and all future debt ranking equally with such Notes, we will be unable to fully satisfy our obligations under such Notes. In addition, if we fail to meet our payment or other obligations under our secured debt, the holders of that secured debt would be entitled to foreclose on our assets securing that secured debt and liquidate those assets. Accordingly, we may not have sufficient funds to pay amounts due on such Notes. As a result, noteholders may lose a portion or the entire value of their investment in such Notes. Further, the terms of the outstanding Notes permit, and the terms of any Notes we may issue in the future may permit us to incur additional secured indebtedness subject to compliance with certain debt ratios. The Notes that are not secured will be effectively subordinated to any such additional secured indebtedness. As of December 31, 2019, we had $326.2 million in secured mortgage debt.
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
The outstanding Notes are rated by two rating agencies and any Notes we may issue in the future may be rated by one or more rating agencies. These credit ratings are continually reviewed by rating agencies and may change at any time based upon, among other things, our results of operations and financial condition. In September 2018, following our announcement that we had entered into the merger agreement with SIR for the SIR Merger, Standard & Poor's Global, or S&P, affirmed our credit ratings and revised its outlook on our debt to stable, and Moody's Investors Service, or Moody's, affirmed our credit ratings and maintained its negative outlook on our debt. In October 2019, S&P reaffirmed our credit ratings with a stable outlook on our debt. In December 2019, Moody's reaffirmed our credit ratings and adjusted our outlook from negative to stable on our debt. Negative changes in the ratings assigned to our debt securities could have an adverse effect on the market price of the Notes and our cost and availability of capital, including the interest rate on our revolving credit facility, which could in turn have a material adverse effect on our results of operations and our ability to satisfy our debt service obligations.
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
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
As of December 31, 2019, our wholly owned properties were comprised of 189 properties located in 35 states and the District of Columbia containing approximately 25.7 million rentable square feet and we had a noncontrolling ownership interest in three properties containing approximately 0.4 million rentable square feet through two unconsolidated joint ventures in which we own 51% and 50% interests. The following table provides certain information about our properties as of December 31, 2019 (dollars in thousands):

State	Number of Properties	Undepreciated Carrying Value (1)	Depreciated Carrying Value (1)	Annualized Rental Income
Alabama	7	$88,398	$83,146	$16,631
Arizona	5	29,450	27,779	6,440
California	24	475,992	408,716	71,011
Colorado	7	97,731	77,572	20,123
District of Columbia	7	535,471	474,843	62,317
Florida	3	56,630	46,959	9,846
Georgia	10	203,568	167,007	30,392
Hawaii (2)	1	2,008	2,008	—
Idaho	3	33,351	27,667	4,647
Illinois	4	93,577	88,903	28,513
Indiana	5	98,864	82,711	13,131
Iowa	1	10,646	10,425	3,283
Kentucky	2	17,442	15,288	3,858
Maryland	14	249,873	223,770	39,492
Massachusetts	7	110,264	92,250	17,957
Michigan	2	27,570	23,026	4,235
Minnesota	1	8,243	4,484	1,126
Mississippi	1	26,156	21,396	3,986
Missouri	3	83,761	75,431	23,134
Nebraska	2	19,477	19,131	4,223
New Jersey	3	48,434	47,485	14,433
New York	4	37,418	31,668	9,223
North Carolina	2	21,796	21,209	6,619
Ohio	1	1,034	1,024	765
Oregon	1	31,141	25,237	4,908
Pennsylvania	1	28,259	27,630	6,897
South Carolina	1	3,778	3,696	793
Tennessee	1	14,710	11,714	3,001
Texas	16	252,978	242,415	47,514
Utah	3	64,339	62,762	12,626
Vermont	1	9,256	7,166	1,141
Virginia	31	567,671	528,858	88,769
Washington	7	126,880	111,039	20,078
Wisconsin	1	5,587	4,589	807
Wyoming	1	11,478	6,571	2,003
Subtotal	183	3,493,231	3,105,575	583,922

State	Number of Properties	Undepreciated Carrying Value (1)	Depreciated Carrying Value (1)	Annualized Rental Income
Properties Held for Sale
Connecticut	1	2,016	2,003	1,281
Illinois	1	5,316	5,305	1,693
New Jersey	1	27,917	27,917	6,653
Virginia	3	26,651	23,122	4,264
Subtotal	6	61,900	58,347	13,891
Grand Total	189	$3,555,131	$3,163,922	$597,813
(1)Excludes value assigned to real estate intangibles in purchase price allocations.
(2)Property is a leasable land parcel.
At December 31, 2019, 11 of our properties with an aggregate undepreciated carrying value of $513.7 million were encumbered by mortgages totaling $323.1 million. One of these properties with an undepreciated carrying value of $16.3 million is included in assets of properties held for sale in our consolidated balance sheet as of December 31, 2019. Accordingly, the carrying value of the mortgage encumbering that property totaling $13.1 million is included in liabilities of properties held for sale in our consolidated balance sheet as of December 31, 2019. The three properties owned by our two unconsolidated joint ventures in which we own 51% and 50% interests were encumbered by two mortgages totaling $82.0 million at December 31, 2019. For more information regarding our mortgages and our two unconsolidated joint ventures, see Notes 3 and 7 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
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
As of February 11, 2020, there were 2,191 shareholders of record of our common shares.
Issuer purchases of equity securities. The following table provides information about our purchases of our equity securities during the quarter ended December 31, 2019:

Maximum
			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares that
	Number of		as Part of Publicly	May Yet Be Purchased
	Shares	Average Price	Announced Plans	Under the Plans or
Calendar Month	Purchased (1)	Paid per Share	or Programs	Programs
December 2019	131	$31.54	—	$—
Total	131	$31.54	—	$—

(1)
These common share withholdings and purchases were made to satisfy tax withholding and payment obligations of certain former employees of RMR LLC in connection with the vesting of awards of our common shares. We withheld and purchased these shares at their fair market value based upon the trading price of our common shares at the close of trading on Nasdaq on the purchase date.

Item 6. Selected Financial Data
The following tables set forth selected financial data for the periods and dates indicated. This data should be read in conjunction with, and is qualified in its entirety by reference to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7 of this Annual Report on Form 10-K and the Consolidated Financial Statements and accompanying notes included in Part IV, Item 15 of this Annual Report on Form 10-K (amounts are in thousands, except per share data).

	Year Ended December 31,
	2019	2018	2017	2016	2015
Income Statement Data:
Rental income	$678,404	$426,560	$316,532	$258,180	$248,549

Expenses:
Real estate taxes	73,717	49,708	37,942	30,703	29,906
Utility expenses	34,302	26,425	20,998	17,269	17,916
Other operating expenses	120,943	89,610	65,349	54,290	50,425
Depreciation and amortization	289,885	162,488	109,588	73,153	68,696
Loss on impairment of real estate	22,255	8,630	9,490	—	—
Acquisition and transaction related costs	682	14,508	—	1,191	811
General and administrative	32,728	24,922	18,847	14,897	14,826
Total expenses	574,512	376,291	262,214	191,503	182,580

Gain on sale of real estate	105,131	20,661	—	79	—
Dividend income	1,960	1,337	1,216	971	811
Loss on equity securities, net	(44,007)	(7,552)	—	—	—
Interest income	1,045	639	1,962	158	14
Interest expense	(134,880)	(89,865)	(65,406)	(45,060)	(37,008)
Gain (loss) on early extinguishment of debt	(769)	(709)	(1,715)	104	34
Loss on distribution to common shareholders of The RMR Group Inc. common stock	—	—	—	—	(12,368)
Income (loss) from continuing operations before income tax expense and equity in net earnings (losses) of investees	32,372	(25,220)	(9,625)	22,929	17,452
Income tax expense	(778)	(117)	(101)	(101)	(86)
Equity in net earnings (losses) of investees	(1,259)	(2,269)	(13)	137	20
Income (loss) from continuing operations	30,335	(27,606)	(9,739)	22,965	17,386
Income (loss) from discontinued operations	—	5,722	21,829	34,878	(227,347)
Net income (loss)	30,335	(21,884)	12,090	57,843	(209,961)
Preferred units of limited partnership distributions	—	(371)	(275)	—	—
Net income (loss) available for common shareholders	$30,335	$(22,255)	$11,815	$57,843	$(209,961)

Weighted average common shares outstanding (basic)	48,062	24,830	21,158	17,763	17,675
Weighted average common shares outstanding (diluted)	48,062	24,830	21,158	17,768	17,675

Per common share amounts (basic and diluted):
Income (loss) from continuing operations	$0.63	$(1.13)	$(0.47)	$1.29	$0.98
Income (loss) from discontinued operations	$—	$0.23	$1.03	$1.96	$(12.86)
Net income (loss) available for common shareholders	$0.63	$(0.90)	$0.56	$3.26	$(11.88)
Common distributions paid	$2.20	$6.88	$6.88	$6.88	$6.88	(1)

(1)	Excludes a non-cash distribution of $0.5136 per share related to the distribution of shares of RMR Inc. class A common stock to our shareholders on December 14, 2015.

	As of December 31,
	2019	2018	2017	2016	2015
Balance Sheet Data:
Total real estate investments, gross (1)	$3,493,231	$3,944,636	$2,975,721	$1,888,760	$1,696,132
Real estate investments, net (1)	3,105,575	3,569,489	2,633,873	1,591,956	1,440,253
Total assets	4,193,136	5,238,583	3,703,565	2,385,066	2,168,510
Debt, net (2)	2,327,325	3,254,890	2,245,092	1,381,852	1,145,598
Shareholders’ equity	1,705,754	1,778,968	1,330,043	935,004	956,651

(1)	Excludes properties classified as assets held for sale or discontinued operations at the end of each respective period and properties owned by unconsolidated joint ventures.

(2)
Excludes one mortgage with a carrying value of $13,128 net of unamortized issuance costs totaling $38 that is included in liabilities of properties held for sale in our consolidated balance sheet as of December 31, 2019.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following information should be read in conjunction with our Consolidated Financial Statements and accompanying notes included in Part IV, Item 15 of this Annual Report on Form 10-K.
OVERVIEW (dollars in thousands, except per share and per square foot data)
We are a REIT organized under Maryland law. As of December 31, 2019, our wholly owned properties were comprised of 189 properties and we had a noncontrolling ownership interest in three properties totaling 0.4 million rentable square feet through two unconsolidated joint ventures in which we own 51% and 50% interests. As of December 31, 2019, our properties are located in 35 states and the District of Columbia and contain approximately 25.7 million rentable square feet. As of December 31, 2019, our properties were leased to 374 different tenants, with a weighted average remaining lease term (based on annualized rental income) of approximately 5.7 years. The U.S. Government is our largest tenant, representing approximately 25.0% of our annualized rental income as of December 31, 2019.
Merger with Select Income REIT
On December 31, 2018, we completed the SIR Merger, as a result of which we acquired 99 properties with approximately 16.5 million rentable square feet. The aggregate transaction value for the SIR Merger was $2,409,740, excluding closing costs of $27,497 ($14,508 of which was paid by us and $12,989 of which was paid by SIR) and including the repayment or assumption of $1,719,772 of SIR debt.
As a condition of the SIR Merger, on October 9, 2018, we completed the Secondary Sale, raising net proceeds of $435,125, after deducting underwriting discounts and offering expenses. As a result of the Secondary Sale, our former investment in SIR that was accounted for under the equity method, is classified in discontinued operations in our consolidated statements of comprehensive income (loss).
The completion of the SIR Merger significantly increased our property portfolio as of December 31, 2018 and the operating results of the properties we acquired in the SIR Merger are reflected in our results of operations beginning in 2019. Accordingly, our financial results reported for the year ended December 31, 2019 do not provide a meaningful comparison to our results reported in prior periods.
For more information regarding the SIR Merger and the other SIR Transactions, see Notes 1, 3, 5, 10 and 11 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
Property Operations
Unless otherwise noted, the data presented in this section includes properties classified as held for sale as of December 31, 2019 and excludes three properties owned by two unconsolidated joint ventures in which we own 51% and 50% interests. For more information regarding our properties classified as held for sale and our two unconsolidated joint ventures, see Note 3 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

As of December 31, 2019, 92.4% of our rentable square feet was leased, compared to 91.0% of our rentable square feet as of December 31, 2018. Occupancy data for our properties as of December 31, 2019 and 2018 was as follows (square feet in thousands):

	All Properties (1)		Comparable Properties (2)
	December 31,		December 31,
	2019	2018	2019	2018
Total properties (3)	189	247	96	96
Total rentable square feet (4)	25,726	31,900	11,515	11,507
Percent leased (5)	92.4%	91.0%	92.9%	94.0%

(1)	Based on properties we owned on December 31, 2019 and 2018, respectively.

(2)
Based on properties we owned continuously since January 1, 2018; excludes properties classified as held for sale, properties undergoing significant redevelopment, if any, and three properties owned by two unconsolidated joint ventures in which we own 51% and 50% interests.

(3)	Includes one leasable land parcel as of December 31, 2019 and two leasable land parcels as of December 31, 2018.

(4)	Subject to changes when space is remeasured or reconfigured for tenants.

(5)
Percent leased includes (i) space being fitted out for tenant occupancy pursuant to our lease agreements, if any, and (ii) space which is leased, but is not occupied or is being offered for sublease by tenants, if any, as of the measurement date.

The average effective rental rate per square foot for our properties for the years ended December 31, 2019 and 2018 are as follows:

	Year Ended December 31,
Average effective rental rate per square foot (1):	2019	2018
All properties (2)	$27.02	$29.23
Comparable properties (3)	$29.55	$29.71

(1)	Average effective rental rate per square foot represents total rental income during the period specified divided by the average rentable square feet leased during the period specified.

(2)	Based on properties we owned on December 31, 2019 and 2018, respectively.

(3)
Based on properties we owned continuously since January 1, 2018; excludes properties classified as held for sale, properties undergoing significant redevelopment, if any, and three properties owned by two unconsolidated joint ventures in which we own 51% and 50% interests.

During the year ended December 31, 2019, changes in rentable square feet leased and available for lease at our properties were as follows (square feet in thousands):

	Year Ended December 31, 2019
	Leased	Available for Lease	Total
Beginning of year	29,024	2,876	31,900
Changes resulting from:
Disposition of properties	(4,422)	(1,756)	(6,178)
Lease expirations	(3,777)	3,777	—
Lease renewals (1)	2,555	(2,555)	—
New leases (1)	379	(379)	—
Remeasurements (2)	2	2	4
End of year	23,761	1,965	25,726

(1)	Based on leases entered during the year ended December 31, 2019.

(2)	Rentable square feet are subject to changes when space is remeasured or reconfigured for tenants.
Leases at our properties totaling approximately 3.8 million rentable square feet expired during the year ended December 31, 2019. During the year ended December 31, 2019, we entered leases totaling 2.9 million rentable square feet, including lease renewals of 2.6 million rentable square feet and new leases of approximately 0.4 million rentable square feet. The weighted (by rentable square feet) average rents were 4.2% above prior rents for the same space and the weighted (by rentable square feet) average lease term for new and renewal leases entered during the year ended December 31, 2019 was 8.6 years.

During the year ended December 31, 2019, changes in effective rental rates per square foot achieved for new leases and lease renewals at our properties that commenced during the year ended December 31, 2019, when compared to prior effective rental rates per square foot in effect for the same space (and excluding space acquired vacant), were as follows (square feet in thousands):

	Year Ended December 31, 2019
	Old Effective Rent Per Square Foot (1)	New Effective Rent Per Square Foot (1)	Rentable Square Feet
New leases	$30.86	$30.94	266
Lease renewals	$29.90	$31.30	2,529
Total leasing activity	$29.99	$31.27	2,795

(1)
Effective rental rate includes contractual base rents from our tenants pursuant to our lease agreements, plus straight line rent adjustments and estimated expense reimbursements to be paid to us, and excluding lease value amortization.

During the year ended December 31, 2019, commitments made for expenditures, such as tenant improvements and leasing costs, in connection with leasing space at our properties were as follows (square feet in thousands):

	Year Ended December 31, 2019
	New Leases	Renewals	Total
Rentable square feet leased	379	2,555	2,934
Tenant leasing costs and concession commitments (1)	$32,746	$44,795	$77,541
Tenant leasing costs and concession commitments per rentable square foot (1)	$86.59	$17.52	$26.43
Weighted (by square feet) average lease term (years)	8.3	8.6	8.6
Total leasing costs and concession commitments per rentable square foot per year (1)	$10.44	$2.03	$3.08

(1)	Includes commitments made for leasing expenditures and concessions, such as tenant improvements, leasing commissions, tenant reimbursements and free rent.
During the years ended December 31, 2019 and 2018, amounts capitalized at our properties for tenant improvements, leasing costs, building improvements and development and redevelopment activities were as follows:

	Year Ended December 31,
	2019	2018
Tenant improvements (1)	$25,590	$14,440
Leasing costs (2)	26,769	11,078
Building improvements (3)	33,383	24,712
Recurring capital expenditures	85,742	50,230
Development, redevelopment and other activities (4)	5,880	3,962
Total capital expenditures	$91,622	$54,192

(1)	Tenant improvements include capital expenditures used to improve tenants’ space or amounts paid directly to tenants to improve their space.

(2)	Leasing costs include leasing related costs, such as brokerage commissions and other tenant inducements.

(3)	Building improvements generally include expenditures to replace obsolete building components and expenditures that extend the useful life of existing assets.

(4)	Development, redevelopment and other activities generally include capital expenditure projects that reposition a property or result in new sources of revenue.
As of December 31, 2019, we have estimated unspent leasing related obligations of $55,984.
As of December 31, 2019, we had leases at our properties totaling 1.9 million rentable square feet that were scheduled to expire during 2020. As of February 19, 2020, tenants with leases totaling 0.6 million rentable square feet that are scheduled to expire during 2020 have notified us that they do not plan to renew their leases upon expiration and we cannot be sure as to whether other tenants may or may not renew their leases upon expiration. Based upon current market conditions and tenant negotiations for leases scheduled to expire through December 31, 2020, we expect that the rental rates we are likely to achieve on new or renewed leases for space under leases expiring through December 31, 2020 will, in the aggregate and on a weighted (by annualized revenues) average basis, be higher than the rates currently being paid, thereby generally resulting in higher rent from the same space. We cannot be sure of the rental rates which will result from our ongoing negotiations regarding lease renewals or any new or renewed leases we may enter; also, we may experience material declines in our rental income due to vacancies upon lease expirations or early terminations. Prevailing market conditions and government and other tenants’ needs at the time we negotiate and enter leases or lease renewals will generally determine rental rates and demand for leased space at our properties, and market conditions and our tenants’ needs are beyond our control. Whenever we extend, renew or enter into new leases for our properties, we intend to seek rents which are equal to or higher than our historical rents for the same properties; however, our ability to maintain or increase the rents for our current properties will depend in large part upon market conditions, which are beyond our control.
As of December 31, 2019, our lease expirations by year are as follows (square feet in thousands):

Year (1)	Number of Leases Expiring	Leased Square Feet Expiring (2)	Percent of Total	Cumulative Percent of Total	Annualized Rental Income Expiring	Percent of Total	Cumulative Percent of Total
2020	81	1,896	8.0%	8.0%	$55,982	9.4%	9.4%
2021	56	1,692	7.1%	15.1%	39,660	6.6%	16.0%
2022	82	2,378	10.0%	25.1%	64,085	10.7%	26.7%
2023	62	2,624	11.1%	36.2%	69,639	11.6%	38.3%
2024	54	3,692	15.5%	51.7%	96,072	16.1%	54.4%
2025	42	2,045	8.6%	60.3%	44,264	7.4%	61.8%
2026	30	1,711	7.2%	67.5%	45,754	7.7%	69.5%
2027	29	1,953	8.2%	75.7%	48,872	8.2%	77.7%
2028	12	872	3.7%	79.4%	24,724	4.1%	81.8%
2029 and thereafter	47	4,897	20.6%	100.0%	108,761	18.2%	100.0%
Total	495	23,760	100.0%		$597,813	100.0%

Weighted average remaining lease term (in years)		6.0			5.7

(1)
The year of lease expiration is pursuant to current contract terms. Some of our leases allow the tenants to vacate the leased premises before the stated expirations of their leases with little or no liability. As of December 31, 2019, tenants occupying approximately 9.4% of our rentable square feet and responsible for approximately 5.5% of our annualized rental income as of December 31, 2019, currently have exercisable rights to terminate their leases before the stated terms of their leases expire. Also, in 2020, 2021, 2022, 2023, 2024, 2025, 2026, 2027, 2028, 2030, and 2034 early termination rights become exercisable by other tenants who currently occupy an additional approximately 4.5%, 1.5%, 2.1%, 1.0%, 1.0%, 2.1%, 0.9%, 0.5%, 1.0%, 0.1% and 0.1% of our rentable square feet, respectively, and contribute an additional approximately 6.3%, 1.7%, 2.2%, 1.2%, 1.6%, 3.5%, 1.2%, 0.6%, 1.2%, 0.3% and 0.1% of our annualized rental income, respectively, as of December 31, 2019. In addition, as of December 31, 2019, pursuant to leases with 13 of our tenants, these tenants have rights to terminate their leases if their respective legislature or other funding authority does not appropriate rent amounts in their respective annual budgets. These 13 tenants occupy approximately 5.0% of our rentable square feet and contribute approximately 5.3% of our annualized rental income as of December 31, 2019.

(2)
Leased square feet is pursuant to leases existing as of December 31, 2019, and includes (i) space being fitted out for tenant occupancy pursuant to our lease agreements, if any, and (ii) space which is leased, but is not occupied or is being offered for sublease by tenants, if any. Square feet measurements are subject to changes when space is remeasured or reconfigured for new tenants.

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
We believe that current government budgetary methodology, spending priorities and the current U.S. presidential administration’s views on the size and scope of government employment have resulted in a decrease in government employment. Furthermore, for the past six years, government tenants have reduced their space utilization per employee and consolidated government tenants into existing government owned properties. This activity has reduced the demand for government leased space. Our historical experience with respect to properties of the type we own that are majority leased to government tenants has been that government tenants frequently renew leases to avoid the costs and disruptions that may result from relocating their operations. However, efforts to reduce space utilization rates may result in our tenants exercising early termination rights under our leases, vacating our properties upon expiration of our leases in order to relocate, or renewing their leases for less space than they currently occupy. Also, our government tenants’ desires to reconfigure leased office space to reduce utilization per employee may require us to spend significant amounts for tenant improvements, and tenant relocations have become more prevalent than our past experiences in instances where efforts by government tenants to reduce their space utilization require a significant reconfiguration of currently leased space. Increasing uncertainty with respect to government agency budgets and funding to implement relocations, consolidations and reconfigurations has resulted in delayed decisions by some of our government tenants and their reliance on short term lease renewals; however, recent activity suggests that the government has begun to shift its leasing strategy to include longer term leases and is actively exploring 10 to 20 year lease terms at renewal, in some instances. We believe the reduction in government tenant space utilization and the consolidation of government tenants into government owned real estate is substantially complete; however, these activities may impact us for some time into the future. At present, we are unable to reasonably project what the financial impact of market conditions or changing government circumstances will be on our financial results for future periods.
As of December 31, 2019, we derive 24.1% of our annualized rental income from our properties located in the metropolitan Washington, D.C. market area, which includes Washington, D.C., Northern Virginia and suburban Maryland. A downturn in economic conditions in this area could result in reduced demand from tenants for our properties or reduce the rents that our tenants in this area are willing to pay when our leases expire or terminate and when renewal or new terms are negotiated. Additionally, in recent years there has been a decrease in demand for new leased space by the U.S. Government in the metropolitan Washington, D.C. market area, and that could increase competition for government tenants and adversely affect our ability to retain government tenants when our leases expire.
Our manager, RMR LLC, employs a tenant review process for us. RMR LLC assesses tenants on an individual basis based on various applicable credit criteria. In general, depending on facts and circumstances, RMR LLC evaluates the creditworthiness of a tenant based on information concerning the tenant that is provided by the tenant and, in some cases, information that is publicly available or obtained from third party sources. RMR LLC also often uses a third party service to monitor the credit ratings of debt securities of our existing tenants whose debt securities are rated by a nationally recognized credit rating agency. We consider investment grade tenants to include: (a) investment grade rated tenants; (b) tenants with investment grade rated parent entities that guarantee the tenant’s lease obligations; and/or (c) tenants with investment grade rated parent entities that do not guarantee the tenant’s lease obligations. As of December 31, 2019, tenants contributing 53.4% of annualized rental income were investment grade rated (or their payment obligations were guaranteed by an investment grade rated parent) and tenants contributing an additional 9.5% of annualized rental income were subsidiaries of an investment grade rated parent (although these parent entities were not liable for the payment of rents).
As of December 31, 2019, tenants representing 1% or more of our total annualized rental income were as follows:

	Tenant	Credit Rating	Annualized Rental Income	% of Total Annualized Rental Income
1	U.S. Government	Investment Grade	$149,491	25.0%
2	State of California	Investment Grade	19,092	3.2%
3	Shook, Hardy & Bacon L.L.P.	Not Rated	18,854	3.2%
4	Bank of America Corporation	Investment Grade	16,604	2.8%
5	F5 Networks, Inc.	Not Rated	14,416	2.4%
6	WestRock Company	Investment Grade	12,865	2.2%
7	CareFirst Inc.	Non Investment Grade	11,619	1.9%
8	Northrop Grumman Corporation	Investment Grade	11,346	1.9%
9	Tyson Foods, Inc.	Investment Grade	10,253	1.7%
10	Technicolor SA	Non Investment Grade	10,034	1.7%
11	Commonwealth of Massachusetts	Investment Grade	9,693	1.6%
12	Micro Focus International plc	Non Investment Grade	8,710	1.5%
13	CommScope Holding Company Inc	Non Investment Grade	7,931	1.3%
14	PNC Bank	Investment Grade	6,897	1.2%
15	State of Georgia	Investment Grade	6,790	1.1%
16	ServiceNow, Inc.	Not Rated	6,335	1.1%
17	Allstate Insurance Co.	Investment Grade	6,270	1.0%
18	Compass Group plc	Investment Grade	6,264	1.0%
19	Church & Dwight Co., Inc.	Investment Grade	6,018	1.0%
			$339,482	56.8%

Investment and Acquisition Activities
On July 1, 2019, we sold all of the shares of class A common stock of RMR Inc. we owned in an underwritten public offering at a price to the public of $40.00 per share pursuant to an underwriting agreement among us, RMR Inc., certain other REITs managed by RMR LLC that also sold their class A common stock of RMR Inc. in the offering and the underwriters named therein. We received net proceeds of $104,674 from this sale, after deducting underwriting discounts and commissions and other offering expenses, that we used to repay amounts outstanding under our term loan due in 2020.
On November 8, 2019, we acquired a land parcel for $2,900, excluding acquisition related costs, and in January 2020, we entered into an agreement to acquire a property for $11,500, excluding acquisition related costs, both of which are adjacent to a property we own in Boston, MA.
Disposition Activities
During the year ended December 31, 2019, we sold 58 properties with a combined 6.2 million rentable square feet for an aggregate sales price of $848,853, excluding closing costs. Since January 1, 2020, we have sold three of the six properties classified as held for sale as of December 31, 2019 for an aggregate sales price of $21,063, excluding closing costs. In addition, we are currently marketing for sale four properties containing approximately 0.2 million rentable square feet. We cannot be sure we will sell any properties we are marketing for prices in excess of their carrying values or otherwise. With our disposition program substantially completed, we expect to pursue accretively growing our property portfolio through our capital recycling program. Pursuant to our capital recycling program, we plan to sell certain properties from time to time to fund future acquisitions and to maintain leverage consistent with our current investment grade ratings with a goal of (1) improving the asset quality of our portfolio by reducing the average age of our properties, lengthening the weighted average term of our leases and increasing the likelihood of retaining our tenants and (2) increasing our distributions to shareholders.
For more information about our disposition activities, see “Business —Disposition Policies” in Part 1, Item 1 of this Annual Report on Form 10-K and Note 3 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
Financing Activities
In March 2019, we repaid at maturity, at par plus accrued interest, a mortgage note secured by one property with an outstanding principal balance of $7,890 using cash on hand.
During the year ended December 31, 2019, we repaid, without penalty, (i) the remaining principal balance of $88,000 then outstanding on our $250,000 term loan due in 2022 and (ii) the entire principal balance outstanding on our $300,000 term loan due in 2020 using cash on hand, proceeds from property sales and proceeds from the sale of our shares of class A common stock of RMR Inc.
In July 2019, we redeemed, at par plus accrued interest, all $350,000 of our 3.75% senior unsecured notes due 2019 using cash on hand and borrowings under our revolving credit facility.
In January 2020, we redeemed, at par plus accrued interest, all $400,000 of our 3.60% senior unsecured notes due 2020 using cash on hand, proceeds from property sales and borrowings under our revolving credit facility.
Segment Information
We operate in one business segment: ownership of real estate properties.

RESULTS OF OPERATIONS (amounts in thousands, except per share amounts)
Year Ended December 31, 2019, Compared to Year Ended December 31, 2018

					Non-Comparable
					Properties Results
	Comparable Properties Results (1)				Year Ended		Consolidated Results
	Year Ended December 31,				December 31,		Year Ended December 31,
			$	%					$	%
	2019	2018	Change	Change	2019	2018	2019	2018	Change	Change
Rental income	$311,664	$315,845	$(4,181)	(1.3%)	$366,740	$110,715	$678,404	$426,560	$251,844	59.0%
Operating expenses:
Real estate taxes	38,517	36,689	1,828	5.0%	35,200	13,019	73,717	49,708	24,009	48.3%
Utility expenses	19,909	20,337	(428)	(2.1%)	14,393	6,088	34,302	26,425	7,877	29.8%
Other operating expenses	69,055	66,291	2,764	4.2%	51,888	23,319	120,943	89,610	31,333	35.0%
Total operating expenses	127,481	123,317	4,164	3.4%	101,481	42,426	228,962	165,743	63,219	38.1%
Property net operating income (2)	$184,183	$192,528	$(8,345)	(4.3%)	$265,259	$68,289	449,442	260,817	188,625	72.3%

Other expenses:
Depreciation and amortization							289,885	162,488	127,397	78.4%
Loss on impairment of real estate							22,255	8,630	13,625	157.9%
Acquisition and transaction related costs							682	14,508	(13,826)	(95.3%)
General and administrative							32,728	24,922	7,806	31.3%
Total other expenses							345,550	210,548	135,002	64.1%
Gain on sale of real estate							105,131	20,661	84,470	n/m
Dividend income							1,960	1,337	623	46.6%
Loss on equity securities, net							(44,007)	(7,552)	(36,455)	n/m
Interest income							1,045	639	406	63.5%
Interest expense							(134,880)	(89,865)	(45,015)	50.1%
Loss on early extinguishment of debt							(769)	(709)	(60)	8.5%
Income (loss) from continuing operations before income tax expense and equity in net losses of investees							32,372	(25,220)	57,592	n/m
Income tax expense							(778)	(117)	(661)	n/m
Equity in net losses of investees							(1,259)	(2,269)	1,010	(44.5%)
Income (loss) from continuing operations							30,335	(27,606)	57,941	n/m
Income from discontinued operations							—	5,722	(5,722)	n/m
Net income (loss)							30,335	(21,884)	52,219	n/m
Preferred units of limited partnership distributions							—	(371)	371	n/m
Net income (loss) available for common shareholders							$30,335	$(22,255)	$52,590	n/m

Weighted average common shares outstanding (basic and diluted)							48,062	24,830	23,232	93.6%

Per common share amounts (basic and diluted):
Income (loss) from continuing operations							$0.63	$(1.13)	$1.76	(155.8%)
Income from discontinued operations							$—	$0.23	$(0.23)	n/m
Net income (loss) available for common shareholders							$0.63	$(0.90)	$1.53	(170.0%)
n/m - not meaningful

(1)
Comparable properties consists of 96 properties we owned on December 31, 2019 and which we owned continuously since January 1, 2018; excludes properties classified as held for sale, properties undergoing significant redevelopment, if any, and three properties owned by two unconsolidated joint ventures in which we own 51% and 50% interests.

(2)
Our definition of Property net operating income, or NOI, and our reconciliation of net income (loss) available for common shareholders to Property NOI are included below under the heading “Non-GAAP Financial Measures.”

References to changes in the income and expense categories below relate to the comparison of consolidated results for the year ended December 31, 2019, compared to the year ended December 31, 2018. For a comparison of consolidated results for the year ended December 31, 2018 compared to the year ended December 31, 2017, see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.
Rental income. The increase in rental income primarily reflects an increase in rental income associated with the properties acquired in the SIR Merger of $284,790, partially offset by a decrease in rental income of $28,506 as a result of property dispositions as well as a decline in rental income for comparable properties of $4,181. The decrease in rental income for comparable properties is primarily due to reductions in occupied space at certain of our properties in 2019. Rental income includes non-cash straight line rent adjustments totaling $27,507 in 2019 and $10,164 in 2018, and amortization of acquired leases and assumed lease obligations totaling ($2,710) in 2019 and ($2,903) in 2018.
Real estate taxes. The increase in real estate taxes reflects the increase in real estate taxes associated with the properties acquired in the SIR Merger of $26,417 as well as an increase for comparable properties of $1,828, partially offset by a decrease in real estate taxes as a result of property dispositions of $3,326 and a decrease of $977 at one property classified as held for sale resulting from a successful real estate tax appeal. Real estate taxes for comparable properties increased primarily due to the effect of higher real estate tax valuation assessments at certain of our properties in 2019.
Utility expenses. The increase in utility expenses reflects an increase in utility expenses associated with the properties acquired in the SIR Merger of $9,412, partially offset by a decrease in utility expenses for comparable properties of $428, as well as a decrease as a result of property dispositions of $1,176. Utility expenses for comparable properties declined primarily due to a decrease in electricity and water usage as a result of energy savings initiatives at certain of our properties in 2019.
Other operating expenses. Other operating expenses consist of salaries and benefit costs of property level personnel, repairs and maintenance expense, cleaning expense, other direct costs of operating our properties and property management fees. The increase in other operating expenses reflects an increase in expenses associated with the properties acquired in the SIR Merger of $36,858 and an increase for comparable properties of $2,764, partially offset by a decrease in other operating expenses as a result of property dispositions of $8,108. Other operating expenses for comparable properties increased primarily as a result of higher repairs and maintenance and snow removal costs at certain of our properties in 2019.
Depreciation and amortization. The increase in depreciation and amortization primarily reflects the increase in depreciation and amortization related to properties acquired in the SIR Merger of $154,365, partially offset by a decrease for comparable properties of $10,961 and a decrease related to property dispositions of $16,772. Depreciation and amortization for comparable properties declined due to certain leasing related assets becoming fully depreciated in 2019, partially offset by depreciation and amortization of improvements made to certain of our properties after January 1, 2019.
Loss on impairment of real estate. We recorded a $22,255 loss on impairment of real estate in 2019 to reduce the carrying value of 45 properties to their estimated fair value less costs to sell. We recorded an $8,630 loss on impairment of real estate in 2018 to reduce the carrying value of 37 properties to their estimated fair value less costs to sell.
Acquisition and transaction related costs. Acquisition and transaction related costs include costs incurred in connection with the SIR Merger and the other SIR Transactions, including certain post-merger activity costs incurred during 2019. For more information regarding the SIR Merger and the other SIR Transactions, see Notes 1, 3, 10 and 11 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
General and administrative. General and administrative expenses consist of fees pursuant to our business management agreement, equity compensation expense, legal and accounting fees, Trustees’ fees and expenses, securities listing and transfer agency fees and other costs relating to our status as a publicly traded company. The increase in general and administrative expenses is primarily the result of an increase in business management fees in 2019 as a result of the SIR Merger and increased equity compensation expenses, legal fees, including fees associated with the execution of our leases required to be expensed beginning January 1, 2019 in accordance with GAAP, and other professional services costs.
Gain on sale of real estate. We recorded a $105,131 gain on sale of real estate in 2019, resulting from the sale of 17 properties in 2019. We recorded a $20,661 gain on sale of real estate in 2018 resulting from the sale of 17 properties in 2018.

Dividend income. The increase in dividend income in 2019 is a result of the additional shares of class A common stock of RMR Inc. SIR owned which we acquired as a result of the SIR Merger and a higher dividend rate paid by RMR Inc., partially offset by the sale of our investment in RMR Inc. on July 1, 2019. As a result of this sale, we did not record any dividend income during the period beginning July 1, 2019 through December 31, 2019.
Loss on equity securities, net. Loss on equity securities, net represents a realized loss in 2019 for the sale of our 2.8 million shares of class A common stock of RMR Inc. on July 1, 2019, and an unrealized loss in 2018 to adjust our former investment in RMR Inc. to its fair value.
Interest income. The increase in interest income is primarily the result of the combination of higher cash balances and higher stated interest rates in 2019 compared to 2018.
Interest expense. The increase in interest expense is primarily due to higher average outstanding debt balances as a result of the debt assumed in conjunction with the SIR Merger and the associated additional interest expense of $74,233 during 2019, which was partially offset by decreases in interest expense resulting from debt repayment activity in 2019, including the repayment of the remaining $388,000 outstanding on our term loans and the redemption of our $350,000 3.75% senior unsecured notes in July 2019, resulting in decreases in interest expense of $14,304 and $6,633, respectively. In addition, we had a lower average balance outstanding on our revolving credit facility of $161,903 in 2019 compared to $418,511 in 2018 at average interest rates of 3.3% and 3.0%, respectively, resulting in a decrease in interest expense of $7,341.
Loss on early extinguishment of debt. We recorded a loss on early extinguishment of debt of $769 in 2019 from the write-off of unamortized debt issuance costs and discounts associated with the repayments of our term loans and redemption of our senior unsecured notes due 2019. We recorded a loss on early extinguishment of debt of $709 in 2018 from the write-off of debt issuance costs associated with the partial paydown of one of our term loans and the amendment to our revolving credit facility in December 2018.
Income tax expense. Income tax expense increased as a result of properties acquired in the SIR Merger, reflecting higher operating income in certain jurisdictions in 2019 that was subject to state income taxes.
Equity in net losses of investees. Equity in net losses of investees represents our proportionate share of earnings and losses from our investments in AIC and our two unconsolidated joint ventures.
Income from discontinued operations. Income from discontinued operations in 2018 consists of our proportionate share of earnings from our former equity method investment in SIR, the loss on the Secondary Sale and the gain on issuance of shares by SIR as a result of the issuance of common shares by SIR at prices which were in the aggregate above the then per share carrying value of our SIR common shares. For more information about our equity method investment in SIR, see Notes 1, 10 and 11 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
Preferred units of limited partnership distributions. Preferred units of limited partnership distributions in 2018 represent distributions to the holders of the previously outstanding 5.5% Series A Cumulative Preferred Units of one of our subsidiaries that were fully redeemed in May 2018.
Net income (loss) and net income (loss) available for common shareholders. Our net income (loss), net income (loss) available for common shareholders and net income (loss) available for common shareholders per basic and diluted common share increased in 2019 compared to 2018 primarily as a result of the changes noted above.
Weighted average common shares outstanding (basic and diluted). The increase in weighted average common shares outstanding (basic and diluted) is primarily a result of our issuance of 23,281,738 shares to SIR shareholders on December 31, 2018 in connection with the SIR Merger.
Non-GAAP Financial Measures
We present certain "non-GAAP financial measures" within the meaning of applicable SEC rules, including the calculations below of Property NOI, as well as funds from operations, or FFO, available for common shareholders, normalized funds from operations, or Normalized FFO, available for common shareholders, for the years ended December 31, 2019 and 2018. These measures do not represent cash generated by operating activities in accordance with GAAP and should not be considered alternatives to income (loss) from continuing operations, net income (loss) or net income (loss) available for common shareholders as indicators of our operating performance or as measures of our liquidity. These measures should be considered in conjunction with income (loss) from continuing operations, net income (loss) and net income (loss) available for common shareholders as presented in our consolidated statements of comprehensive income (loss). We consider these non-GAAP measures to be appropriate supplemental measures of operating performance for a REIT, along with income (loss) from continuing operations, net income (loss) and net income (loss) available for common shareholders. We believe these measures provide useful information to investors because by excluding the effects of certain historical amounts, such as depreciation and amortization expense, they may facilitate a comparison of our operating performance between periods and with other REITs and, in the case of Property NOI, reflecting only those income and expense items that are generated and incurred at the property level may help both investors and management to understand the operations of our properties.
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
The following table presents the reconciliation of net income (loss) available for common shareholders to Property NOI for the years ended December 31, 2019 and 2018.

	Year Ended December 31,
	2019	2018
Net income (loss) available for common shareholders	$30,335	$(22,255)
Preferred units of limited partnership distributions	—	371
Net income (loss)	30,335	(21,884)
Income from discontinued operations	—	(5,722)
Income (loss) from continuing operations	30,335	(27,606)
Equity in net losses of investees	1,259	2,269
Income tax expense	778	117
Loss on early extinguishment of debt	769	709
Interest expense	134,880	89,865
Interest income	(1,045)	(639)
Loss on equity securities, net	44,007	7,552
Dividend income	(1,960)	(1,337)
Gain on sale of real estate	(105,131)	(20,661)
General and administrative	32,728	24,922
Acquisition and transaction related costs	682	14,508
Loss on impairment of real estate	22,255	8,630
Depreciation and amortization	289,885	162,488
Property NOI	$449,442	$260,817
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
The following table presents the reconciliation of net income (loss) available for common shareholders to FFO available for common shareholders and Normalized FFO available for common shareholders for the years ended December 31, 2019 and 2018.

	Year Ended December 31,
	2019	2018
Net income (loss) available for common shareholders	$30,335	$(22,255)
Add (less): Depreciation and amortization:
Consolidated properties	289,885	162,488
Unconsolidated joint venture properties	5,903	8,203
FFO attributable to Select Income REIT	—	51,773
Loss on impairment of real estate	22,255	8,630
Equity in earnings from Select Income REIT included in discontinued operations	—	(24,358)
Gain on sale of real estate	(105,131)	(20,661)
Loss on equity securities, net	44,007	7,552
FFO available for common shareholders	287,254	171,372
Add (less): Acquisition and transaction related costs	682	14,508
Loss on early extinguishment of debt	769	709
Normalized FFO attributable to Select Income REIT	—	44,006
FFO attributable to Select Income REIT	—	(51,773)
Net gain on issuance of shares by Select Income REIT included in discontinued operations	—	(29)
Loss on sale of Select Income REIT shares included in discontinued operations	—	18,665
Normalized FFO available for common shareholders	$288,705	$197,458

FFO available for common shareholders per common share (basic and diluted)	$5.98	$6.90
Normalized FFO available for common shareholders per common share (basic and diluted)	$6.01	$7.95
LIQUIDITY AND CAPITAL RESOURCES
Our Operating Liquidity and Resources (dollar amounts in thousands)
Our principal sources of funds to meet operating and capital expenses, pay debt service obligations and make distributions to our shareholders are the operating cash flows we generate from our properties, net proceeds from property sales and borrowings under our revolving credit facility. We believe that these sources of funds will be sufficient to meet our operating and capital expenses, pay debt service obligations and make distributions to our shareholders for the next 12 months and for the foreseeable future thereafter.
As of December 31, 2018, including certain assets acquired from SIR in the SIR Merger, we had identified certain assets to be sold by us. Since that date, we have sold 61 properties for an aggregate sales price of $869,916, excluding closing costs. In addition, on July 1, 2019, we sold all of the 2.8 million shares of class A common stock of RMR Inc. we owned, raising net proceeds of $104,674, after deducting underwriting discounts and commissions and other offering expenses. As of February 19, 2020, we have entered agreements to sell three properties for $64,300, excluding closing costs, and we are actively marketing for sale an additional four properties. With our disposition program substantially complete, we expect to pursue accretively growing our property portfolio through our capital recycling program. Pursuant to our capital recycling program, we plan to sell certain properties from time to time to fund future acquisitions and to maintain leverage consistent with our current investment grade ratings with a goal of (1) improving the asset quality of our portfolio by reducing the average age of our properties, lengthening the weighted average term of our leases and increasing the likelihood of retaining our tenants and (2) increasing our distributions to shareholders. Our future cash flows from operating activities will depend primarily upon:

•our ability to maintain or increase the occupancy of, and the rental rates at, our properties;
•our ability to control operating and capital expenses at our properties;

•	our ability to successfully complete our pending property sales and to sell properties that we market for sale; and

•	our ability to purchase additional properties which produce cash flows from operations in excess of our cost of acquisition capital and property operating expenses and capital expenses.
Following the SIR Merger, we announced a regular quarterly distribution of $0.55 per common share ($2.20 per common share per year), based on a target payout ratio of 75% of projected cash available for distribution. We determine our distribution payout ratio with consideration for our expected capital expenditures, as well as cash flows from operations and debt obligations.
Our future purchases of properties cannot be accurately projected because such purchases depend upon purchase opportunities which come to our attention and our ability to successfully complete the acquisitions. We generally do not intend to purchase “turn around” properties, or properties which do not generate positive cash flows.
Our changes in cash flows for the year ended December 31, 2019 compared to the prior year were as follows: (i) cash provided by operating activities increased from $144,916 in 2018 to $215,329 in 2019; (ii) cash flows provided by investing activities increased from $738,656 in 2018 to $877,819 in 2019; and (iii) cash flows used in financing activities increased from $864,309 in 2018 to $1,031,395 in 2019.
The increase in cash provided by operating activities for the year ended December 31, 2019 compared to the prior year was due to an increase in Property NOI primarily due to the SIR Merger, partially offset by unfavorable changes in working capital in 2019 as we assumed operations and paid outstanding liabilities, including $25,817 of the SIR business management incentive fee, as a result of the SIR Merger. The increase in cash provided by investing activities for the year ended December 31, 2019 compared to the prior year was primarily due to our receipt of cash proceeds from the sale of 58 properties and the sale of 2.8 million shares of class A common stock of RMR Inc. in 2019, in excess of the cash proceeds received from our sale of properties and our sale of SIR shares in 2018. The increase in cash used in financing activities for the year ended December 31, 2019 compared to the prior year is primarily due to an increase in debt repayments, including the repayment of $388,000 of term loans and $350,000 of senior unsecured notes in 2019 and net repayment activity on our revolving credit facility, partially offset by a decrease in distributions paid to common shareholders in 2019 and the redemption of the preferred units of one of our subsidiaries in 2018.
Our Investment and Financing Liquidity and Resources (dollar amounts in thousands, except per share and per square foot amounts)
In order to fund acquisitions and to meet cash needs that may result from our desire or need to make distributions or pay operating or capital expenses, we maintain a $750,000 revolving credit facility. The maturity date of our revolving credit facility is January 31, 2023 and, subject to our payment of an extension fee and meeting certain other conditions, we have the option to extend the stated maturity date of our revolving credit facility by two additional six month periods. We can borrow, repay and reborrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity. We are required to pay interest at a rate of LIBOR plus a premium, which was 110 basis points per annum at December 31, 2019, on the amount outstanding under our revolving credit facility, if any. We also pay a facility fee on the total amount of lending commitments under our revolving credit facility, which was 25 basis points per annum at December 31, 2019. Both the interest rate premium and facility fee are subject to adjustment based upon changes to our credit ratings. As of December 31, 2019, the annual interest rate payable on borrowings under our revolving credit facility was 2.7%. As of December 31, 2019, we had no amounts outstanding under our revolving credit facility and $750,000 available for borrowing. As of February 19, 2020, we had $335,000 outstanding under our revolving credit facility and $415,000 available for borrowing under our revolving credit facility.
Our revolving credit facility is governed by our credit agreement, which is with a syndicate of institutional lenders, and which also governed our former term loans:

•
During the year ended December 31, 2019, we repaid in full our $300,000 term loan, which was scheduled to mature on March 31, 2020, without penalty, using cash on hand, proceeds from property sales and proceeds from the sale of our shares of class A common stock of RMR Inc.

•
During the year ended December 31, 2019, we repaid the remaining $88,000 outstanding on our $250,000 term loan, which was scheduled to mature on March 31, 2022, without penalty, using proceeds from the sale of a property portfolio.

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
In July 2019, we redeemed, at par plus accrued interest, all $350,000 of our 3.75% senior unsecured notes due 2019, using cash on hand, proceeds from property sales and borrowings under our revolving credit facility.
As of December 31, 2019, our debt maturities (other than our revolving credit facility which had no amounts outstanding), consisting of senior unsecured notes and mortgage notes, are as follows:

Year	Debt Maturities
2020	$475,707
2021	14,420
2022	625,518
2023	143,784
2024	350,000
2025 and thereafter	776,780
Total	$2,386,209
In January 2020, we redeemed, at par plus accrued interest, all $400,000 of our 3.60% senior unsecured notes due 2020 using cash on hand, proceeds from property sales and borrowings under our revolving credit facility.
None of our unsecured debt obligations require sinking fund payments prior to their maturity dates. Our $326,209 in mortgage debts, including one mortgage note with an outstanding principal balance of $13,166 classified in liabilities of properties held for sale in our consolidated balance sheet as of December 31, 2019, generally require monthly payments of principal and interest through maturity.
In addition to our debt obligations, as of December 31, 2019, we have estimated unspent leasing related obligations of $55,984.
We currently expect to use cash balances, borrowings under our revolving credit facility, net proceeds from property sales, incurrences or assumptions of mortgage debt and net proceeds from offerings of debt or equity securities to fund our future operations, capital expenditures, distributions to our shareholders and property acquisitions. When significant amounts are outstanding under our revolving credit facility or the maturities of our indebtedness approach, we expect to explore refinancing alternatives. Such alternatives may include incurring term debt, issuing debt or equity securities, extending the maturity date of our revolving credit facility and entering into a new revolving credit facility. We may assume additional mortgage debt in connection with our acquisitions or elect to place new mortgages on properties we own as a source of financing. We may also seek to participate in additional joint venture or other arrangements that may provide us with additional sources of financing. Although we cannot be sure that we will be successful in consummating any particular type of financing, we believe that we will have access to financing, such as debt and equity offerings, to fund future acquisitions and capital expenditures and to pay our obligations. We currently have an effective shelf registration statement that allows us to issue public securities on an expedited basis, but it does not assure that there will be buyers for such securities.
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
In September 2018, following our announcement that we entered into a merger agreement for the SIR Merger, S&P affirmed our credit ratings and revised its outlook on our debt to stable. At the time, Moody’s affirmed our credit ratings and maintained its negative outlook on our debt. With the substantial completion of our disposition program and successful reduction of our leverage levels, S&P reaffirmed our credit ratings with a stable outlook on our debt in October 2019 and Moody’s reaffirmed our credit ratings and revised its outlook on our debt to stable in December 2019.
During the year ended December 31, 2019, we paid quarterly cash distributions to our shareholders totaling $105,868 using cash on hand and borrowings under our revolving credit facility. On January 16, 2020, we declared a regular quarterly distribution payable to common shareholders of record on January 27, 2020 in the amount of $0.55 per share, or approximately $26,511. We expect to pay this distribution on or about February 20, 2020 using cash on hand and borrowings under our revolving credit facility. For more information regarding the distributions we paid during 2019, see Note 9 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
As of December 31, 2019, our contractual obligations were as follows:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long term debt obligations	$2,386,209	$475,707	$639,938	$493,784	$776,780
Tenant related obligations (1)	55,984	28,252	12,858	3,610	11,264
Operating lease (2)	1,766	1,627	139	—	—
Projected interest expense (3)	750,211	88,395	152,850	100,855	408,111
Total	$3,194,170	$593,981	$805,785	$598,249	$1,196,155

(1)	Committed tenant related obligations includes leasing commissions and tenant improvements and are based on leases in effect as of December 31, 2019.

(2)	Reflects the lease obligation we assumed related to FPO’s former corporate headquarters, net of sublease income.

(3)
Projected interest expense is attributable to only our debt obligations at existing rates as of December 31, 2019 and is not intended to project future interest costs which may result from debt prepayments, additional borrowings under our revolving credit facility, new debt issuances or changes in interest rates.

Off Balance Sheet Arrangements (dollars in thousands)
We own 51% and 50% interests in two unconsolidated joint ventures which own three properties. The properties owned by these joint ventures are encumbered by an aggregate $82,000 principal amount of mortgage indebtedness. We do not control the activities that are most significant to these joint ventures and, as a result, we account for our investments in these joint ventures under the equity method of accounting. For more information on the financial condition and results of operations of these joint ventures, see Note 3 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K. Other than these joint ventures, as of December 31, 2019, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Debt Covenants (dollars in thousands)
Our principal debt obligations at December 31, 2019 consisted of an aggregate outstanding principal balance of $2,060,000 of public issuances of senior unsecured notes and mortgage notes with an aggregate outstanding principal balance of $326,209, including one mortgage note with an outstanding principal balance of $13,166 classified in liabilities of properties held for sale in our consolidated balance sheet as of December 31, 2019, that were assumed in connection with certain of our acquisitions. Also, the three properties owned by two joint ventures in which we own 51% and 50% interests secure two additional mortgage notes. Our publicly issued senior unsecured notes are governed by indentures and their supplements. Our credit agreement and our senior unsecured notes indentures and their supplements provide for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, such as, in the case of our credit agreement, a change of control of us, which includes RMR LLC ceasing to act as our business and property manager. Our credit agreement and our senior unsecured notes indentures and their supplements also contain a number of covenants, including those that restrict our ability to incur debts, including debts secured by mortgages on our properties, in excess of calculated amounts, require us to comply with certain financial and other covenants and, in the case of our credit agreement, restrict our ability to make distributions to our shareholders under certain circumstances. As of December 31, 2019, we believe we were in compliance with the terms and conditions of our respective covenants under our credit agreement and senior unsecured notes indentures and their supplements. Our mortgage notes are non-recourse, subject to certain limited exceptions, and do not contain any material financial covenants.
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
Related Person Transactions
We have relationships and historical and continuing transactions with RMR LLC, RMR Inc. and others related to them. For example: we have no employees and the personnel and various services we require to operate our business are provided to us by RMR LLC pursuant to our business and property management agreements with RMR LLC; RMR Inc. is the managing member of RMR LLC; Adam Portnoy, the Chair of our Board of Trustees and one of our Managing Trustees, is the sole trustee, an officer and the controlling shareholder of ABP Trust, which is the controlling shareholder of RMR Inc., a managing director, the president and chief executive officer of RMR Inc. and an officer and employee of RMR LLC; David Blackman, our other Managing Trustee and our President and Chief Executive Officer, also serves as an officer and employee of RMR LLC, and each of our other officers is also an officer and employee of RMR LLC; and, until July 1, 2019 we owned shares of class A common stock of RMR Inc. We have relationships and historical and continuing transactions with other companies to which RMR LLC or its subsidiaries provide management services and some of which have trustees, directors or officers who are also trustees, directors or officers of us, RMR LLC or RMR Inc.
For more information about these and other such relationships and related person transactions, see Notes 1, 4, 5 and 10 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K, which are incorporated herein by reference and our other filings with the SEC, including our definitive Proxy Statement for our 2020 Annual Meeting of Shareholders, or our definitive Proxy Statement, to be filed with the SEC within 120 days after the fiscal year ended December 31, 2019. For more information about the risks that may arise as a result of these and other related person transactions and relationships, see elsewhere in this Annual Report on Form 10-K, including “Warning Concerning Forward Looking Statements,” Part I, Item 1, “Business” and Part I, Item 1A, “Risk Factors.” Our filings with the SEC and copies of certain of our agreements with these related persons, including our business and property management agreements with RMR LLC and our merger agreement with SIR for the SIR Merger, are available as exhibits to our public filings with the SEC and accessible at the SEC’s website, www.sec.gov. We may engage in additional transactions with related persons, including businesses to which RMR LLC or its subsidiaries provide management services.
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
We allocate the acquisition cost of each property investment to various property components such as land, buildings and improvements and intangibles based on their fair values, and each component generally has a different useful life. For acquired real estate, we record building, land and improvements, and, if applicable, the value of in place leases, the fair market value of above or below market leases and tenant relationships at fair value. For transactions that qualify as business combinations, we allocate the excess, if any, of the consideration over the fair value of assets acquired to goodwill. We base purchase price allocations and the determination of useful lives on our estimates and, under some circumstances, studies from independent real estate appraisers to provide market information and evaluations, which may involve estimated cash flows that are based on a number of factors, including capitalization rates and discount rates, among others, that are relevant to our purchase price allocations and determinations of useful lives; however, our management is ultimately responsible for the purchase price allocations and determination of useful lives.

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
We periodically evaluate our properties for impairment. Impairment indicators may include declining tenant occupancy, our concerns about a tenant’s financial condition (which may be endangered by a rent default or other information which comes to our attention) or our decision to dispose of an asset before the end of its estimated useful life and legislative, as well as market or industry changes that could permanently reduce the value of a property. If indicators of impairment are present, we evaluate the carrying value of the related property by comparing it to the expected future undiscounted cash flows to be generated from that property. If the sum of these expected future cash flows is less than the carrying value, we reduce the net carrying value of the property to its fair value. This analysis requires us to judge whether indicators of impairment exist and to estimate likely future cash flows. The future net undiscounted cash flows are subjective and are based in part on assumptions regarding hold periods, market rents and terminal capitalization rates. If we misjudge or estimate incorrectly or if future tenant operations, market or industry factors differ from our expectations we may record an impairment charge that is inappropriate or fail to record a charge when we should have done so, or the amount of any such charges may be inaccurate.
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
Impact of Climate Change
Concerns about climate change have resulted in various treaties, laws and regulations that are intended to limit carbon emissions and address other environmental concerns. These and other laws may cause energy or other costs at our properties to increase. We do not expect the direct impact of these increases to be material to our results of operations, because the increased costs either would be the responsibility of our tenants directly or in the longer term, passed through and paid by tenants of our properties. Although we do not believe it is likely in the foreseeable future, laws enacted to mitigate climate change may make some of our properties obsolete or cause us to make material investments in our properties, which could materially and adversely affect our financial condition or the financial condition of our tenants and their ability to pay rent to us.
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
Fixed Rate Debt
At December 31, 2019, our outstanding fixed rate debt consisted of the following:

Debt	Principal Balance (1)	Annual Interest Rate (1)	Annual Interest Expense (1)	Maturity	Interest Payments Due
Senior unsecured notes (2)	$400,000	3.600%	$14,400	2020	Semi-annually
Senior unsecured notes	300,000	4.150%	12,450	2022	Semi-annually
Senior unsecured notes	300,000	4.000%	12,000	2022	Semi-annually
Senior unsecured notes	350,000	4.250%	14,875	2024	Semi-annually
Senior unsecured notes	400,000	4.500%	18,000	2025	Semi-annually
Senior unsecured notes	310,000	5.875%	18,213	2046	Quarterly
Mortgage note (one property in Washington, D.C.)	32,888	5.720%	1,881	2020	Monthly
Mortgage note (one property in Philadelphia, PA)	40,062	3.690%	1,478	2020	Monthly
Mortgage note (one property in Lakewood, CO)	1,683	8.150%	137	2021	Monthly
Mortgage note (one property in Fairfax, VA) (3)	13,166	5.877%	774	2021	Monthly
Mortgage note (one property in Washington, DC)	26,522	4.220%	1,119	2022	Monthly
Mortgage note (three properties in Seattle, WA)	71,000	3.550%	2,521	2023	Monthly
Mortgage note (one property in Chicago, IL)	50,000	3.700%	1,850	2023	Monthly
Mortgage note (one property in Washington, D.C.)	24,108	4.800%	1,157	2023	Monthly
Mortgage note (one property in Washington, D.C.)	66,780	4.050%	2,705	2030	Monthly
	$2,386,209		$103,560

(1)
The principal balances and interest rates are the amounts stated in the contracts. In accordance with GAAP, our carrying values and recorded interest expense may differ from these amounts because of market conditions at the time we issued or assumed these debts.  For more information, see Notes 7 and 8 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

(2)
In January 2020, we redeemed, at par plus accrued interest, all $400,000 of our 3.60% senior unsecured notes due 2020 using cash on hand, proceeds from property sales and borrowings under our revolving credit facility.

(3)	This mortgage debt is included in liabilities of properties held for sale in our consolidated balance sheet as of December 31, 2019.
Our senior unsecured notes require semi-annual or quarterly interest payments through maturity. Our mortgages generally require principal and interest payments through maturity pursuant to amortization schedules. Because these debts require interest to be paid at a fixed rate, changes in market interest rates during the term of these debts will not affect our interest obligations. If these debts were refinanced at interest rates which are one percentage point higher or lower than shown above, our annual interest cost would increase or decrease by approximately $23,862.

Changes in market interest rates also would affect the fair value of our fixed rate debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt. Based on the balances outstanding at December 31, 2019, and discounted cash flow analyses through the respective maturity dates, and assuming no other changes in factors that may affect the fair value of our fixed rate debt obligations, a hypothetical immediate one percentage point increase in interest rates would change the fair value of those obligations by approximately $72,888.
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
At December 31, 2019, we owned 51% and 50% interests in two joint venture arrangements which own three properties that are secured by fixed rate debt consisting of the following mortgage notes:

Debt	Our JV Ownership Interest	Principal Balance (1)(2)	Annual Interest Rate (1)	Annual Interest Expense (1)	Maturity	Interest Payments Due
Mortgage note (two properties in Fairfax, VA)	51%	$50,000	4.090%	$2,045	2029	Monthly
Mortgage note (one property in Washington, D.C.)	50%	32,000	3.690%	1,181	2024	Monthly
		$82,000		$3,226

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
Floating Rate Debt
At December 31, 2019, we had no outstanding floating rate debt. Our $750,000 revolving credit facility matures on January 31, 2023 and, subject to the payment of an extension fee and meeting certain other conditions, we have the option to extend the stated maturity date of the facility by two six month periods. No principal repayments are required under our revolving credit facility prior to maturity, and we can borrow, repay and reborrow funds available under our revolving credit facility, subject to conditions, at any time without penalty.
Borrowings under our $750,000 revolving credit facility are in U.S. dollars and require interest to be paid at a rate of LIBOR plus premiums that are subject to adjustment based upon changes to our credit ratings. Accordingly, we are vulnerable to changes in U.S. dollar based short term rates, specifically LIBOR, and to changes in our credit ratings. In addition, upon renewal or refinancing of our revolving credit facility, we are vulnerable to increases in interest rate premiums due to market conditions or our perceived credit characteristics. Generally, a change in interest rates would not affect the value of our floating rate debt but would affect our operating results.
The following table presents the impact a one percentage point increase in interest rates would have on our annual floating rate interest expense as of December 31, 2019 if we were fully drawn on our revolving credit facility:

	Impact of an Increase in Interest Rates
	Annual	Outstanding	Total Interest	Annual Earnings
	Interest Rate (1)	Debt	Expense Per Year	Per Share Impact (2)
At December 31, 2019	2.7%	$750,000	$20,250	$0.42
One percentage point increase	3.7%	$750,000	$27,750	$0.58

(1)	Based on LIBOR plus a premium, which was 110 basis points per annum, at December 31, 2019.

(2)	Based on the weighted average shares outstanding (diluted) for the year ended December 31, 2019.
The foregoing table shows the impact of an immediate increase in floating interest rates as of December 31, 2019. If interest rates were to increase gradually over time, the impact would be spread over time. Our exposure to fluctuations in floating interest rates will increase or decrease in the future with increases or decreases in the outstanding amount under our revolving credit facility or our other floating rate debt, if any. Although we have no present plans to do so, we may in the future enter into hedge arrangements from time to time to mitigate our exposure to changes in interest rates.

LIBOR Phase Out
LIBOR is currently expected to be phased out in 2021. We are required to pay interest on borrowings under our revolving credit facility at floating rates based on LIBOR. Future debt that we may incur may also require that we pay interest based upon LIBOR. We currently expect that the determination of interest under our revolving credit facility would be revised as provided under our credit agreement or amended as necessary to provide for an interest rate that approximates the existing interest rate as calculated in accordance with LIBOR. Despite our current expectations, we cannot be sure that, if LIBOR is phased out or transitioned, the changes to the determination of interest under our agreements would approximate the current calculation in accordance with LIBOR. We do not know what standard, if any, will replace LIBOR if it is phased out or transitioned.
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
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) in Internal Control—Integrated Framework. Based on this assessment, we believe that, as of December 31, 2019, our internal control over financial reporting is effective.
Ernst & Young LLP, the independent registered public accounting firm that audited our 2019 Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting. Its report appears elsewhere herein.
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
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information.  We may grant common shares to our officers and other employees of RMR LLC under our 2009 Incentive Share Award Plan, or the 2009 Plan. In addition, each of our Trustees receives common shares as part of his or her annual compensation for serving as a Trustee and such shares are awarded under the 2009 Plan. The terms of awards made under the 2009 Plan are determined by the Compensation Committee of our Board of Trustees, at the time of the awards. The following table is as of December 31, 2019.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by securityholders — 2009 Plan	None.	None.	211,334 (1)
Equity compensation plans not approved by securityholders	None.	None.	None.
Total	None.	None.	211,334 (1)

(1)
Consists of common shares available for issuance pursuant to the terms of the 2009 Plan.  Share awards that are repurchased or forfeited will be added to the common shares available for issuance under the 2009 Plan.

Payments by us to RMR LLC employees are described in Notes 5 and 9 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K. The remainder of the information required by Item 12 is incorporated by reference to our definitive Proxy Statement.
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

(b)	Exhibits

Exhibit Number	Description
3.1	Composite Copy of Amended and Restated Declaration of Trust, dated June 8, 2009, as amended to date. (Incorporated by reference to the Company’s Current Report on Form 8-K dated December 31, 2018.)
3.2	Amended and Restated Bylaws of the Company, adopted March 27, 2019. (Incorporated by reference to the Company’s Current Report on Form 8-K dated March 27, 2019.)
4.1	Form of Common Share Certificate. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2018.)
4.2	Indenture, dated as of August 18, 2014, between the Company and U.S. Bank National Association. (Incorporated by reference to the Company’s Current Report on Form 8-K dated August 18, 2014.)
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

4.8
First Supplemental Indenture, dated as of February 3, 2015, between the Company (as successor to Select Income REIT) and U.S. Bank National Association, including the forms of 4.15% Senior Notes due 2022 and 4.50% Senior Notes due 2025. (Incorporated by reference to Select Income REIT’s Current Report on Form 8-K dated January 29, 2015.)

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

4.11
Registration Rights and Lock-Up Agreement, dated as of June 5, 2015, among the Company, ABP Trust (f/k/a Reit Management & Research Trust) and Adam D. Portnoy. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 5, 2015.)

4.12	Description of Securities. (Filed herewith.)
8.1	Opinion of Sullivan & Worcester LLP as to certain tax matters. (Filed herewith.)
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

10.4	Composite Copy of Office Properties Income Trust 2009 Incentive Share Award Plan, as amended.(+) (Incorporated by reference to the Company's Current Report on Form 8-K dated May 16, 2019.)
10.5	Form of Share Award Agreement.(+) (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.)
10.6	Form of Restricted Share Agreement.(+) (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015.)
10.7	Form of Indemnification Agreement.(+) (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.)
10.8	Summary of Trustee Compensation.(+) (Incorporated by reference to the Company’s Current Report on Form 8-K dated May 29, 2019.)
10.9
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

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document. (Filed herewith.)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (Filed herewith.)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (Filed herewith.)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (Filed herewith.)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (Filed herewith.)
104	Cover Page Interactive Data File. (Formatted as Inline XBRL and contained in Exhibit 101.)
(+) Management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary
None.

Report of Independent Registered Public Accounting Firm
To the Trustees and Shareholders of Office Properties Income Trust
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Office Properties Income Trust (the Company) as of December 31, 2019 and 2018, the related consolidated statements of comprehensive income (loss), shareholders' equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and the financial statement schedule listed in the Index at item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 20, 2020 expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Impairment of Real Estate Properties
Description of the Matter
The Company’s net real estate properties totaled $3.1 billion as of December 31, 2019. As discussed in Note 2 to the consolidated financial statements, the Company evaluates their properties for impairment quarterly, or whenever events or changes in circumstances indicate that carrying amounts may not be recoverable.
Auditing management’s property impairment analysis was complex and involved a high degree of subjectivity due to the significant estimation required in determining the future undiscounted net cash flows expected to be generated from those assets with indicators of impairment. The future net undiscounted cash flows are sensitive to significant assumptions, such as hold periods, market rents, and terminal capitalization rates, which are forward-looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s process for assessing impairment of real estate properties. For example, we tested controls over management’s review of the future net undiscounted cash flows calculations, including the significant assumptions and data inputs used to develop the undiscounted cash flows.
Our testing of the Company’s impairment assessment included, among other procedures, evaluating the assumptions used to develop the estimated undiscounted cash flows used to assess the recoverability of real estate properties. Specifically, we evaluated the significant assumptions used to estimate the property cash flows, including market rents and terminal capitalization rates through comparison to current industry and economic trends and tested the completeness and accuracy of the underlying data supporting the significant assumptions. We compared the projected forecasted amounts to past performance of the properties and the Company’s history related to similar properties and other forecasted financial information prepared by the Company. We also held discussions with management about the current status of potential transactions and about management’s judgments to understand the probability of future events that could affect the hold period and other cash flow assumptions for the properties. We searched for and evaluated information that corroborated or contradicted the Company’s assumptions.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2008.

Boston, Massachusetts
February 20, 2020

Report of Independent Registered Public Accounting Firm
To the Trustees and Shareholders of Office Properties Income Trust
Opinion on Internal Control over Financial Reporting
We have audited Office Properties Income Trust’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Office Properties Income Trust (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of comprehensive income (loss), shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule listed in the Index at item 15(a), and our report dated February 20, 2020 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP

Boston, Massachusetts
February 20, 2020

 OFFICE PROPERTIES INCOME TRUST
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)

	December 31,
	2019	2018
ASSETS
Real estate properties:
Land	$840,550	$924,164
Buildings and improvements	2,652,681	3,020,472
Total real estate properties, gross	3,493,231	3,944,636
Accumulated depreciation	(387,656)	(375,147)
Total real estate properties, net	3,105,575	3,569,489
Assets of properties held for sale	70,877	253,501
Investments in unconsolidated joint ventures	39,756	43,665
Acquired real estate leases, net	732,382	1,056,558
Cash and cash equivalents	93,744	35,349
Restricted cash	6,952	3,594
Rents receivable	83,556	72,051
Deferred leasing costs, net	40,107	25,672
Other assets, net	20,187	178,704
Total assets	$4,193,136	$5,238,583

LIABILITIES AND SHAREHOLDERS’ EQUITY
Unsecured revolving credit facility	$—	$175,000
Unsecured term loans, net	—	387,152
Senior unsecured notes, net	2,017,379	2,357,497
Mortgage notes payable, net	309,946	335,241
Liabilities of properties held for sale	14,693	4,271
Accounts payable and other liabilities	125,048	145,536
Due to related persons	7,141	34,887
Assumed real estate lease obligations, net	13,175	20,031
Total liabilities	2,487,382	3,459,615

Commitments and contingencies

Shareholders’ equity:
Common shares of beneficial interest, $.01 par value: 200,000,000 shares authorized, 48,201,941 and 48,082,903 shares issued and outstanding, respectively	482	481
Additional paid in capital	2,612,425	2,609,801
Cumulative net income	177,217	146,882
Cumulative other comprehensive income (loss)	(200)	106
Cumulative common distributions	(1,084,170)	(978,302)
Total shareholders’ equity	1,705,754	1,778,968
Total liabilities and shareholders’ equity	$4,193,136	$5,238,583
The accompanying notes are an integral part of these consolidated financial statements.

OFFICE PROPERTIES INCOME TRUST
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(amounts in thousands, except per share data)

	Year Ended December 31,
	2019	2018	2017

Rental income	$678,404	$426,560	$316,532

Expenses:
Real estate taxes	73,717	49,708	37,942
Utility expenses	34,302	26,425	20,998
Other operating expenses	120,943	89,610	65,349
Depreciation and amortization	289,885	162,488	109,588
Loss on impairment of real estate	22,255	8,630	9,490
Acquisition and transaction related costs	682	14,508	—
General and administrative	32,728	24,922	18,847
Total expenses	574,512	376,291	262,214

Gain on sale of real estate	105,131	20,661	—
Dividend income	1,960	1,337	1,216
Loss on equity securities, net	(44,007)	(7,552)	—
Interest income	1,045	639	1,962
Interest expense (including net amortization of debt premiums, discounts and issuance costs of $10,740, $3,626 and $3,420, respectively)	(134,880)	(89,865)	(65,406)
Loss on early extinguishment of debt	(769)	(709)	(1,715)
Income (loss) from continuing operations before income tax expense and equity in net losses of investees	32,372	(25,220)	(9,625)
Income tax expense	(778)	(117)	(101)
Equity in net losses of investees	(1,259)	(2,269)	(13)
Income (loss) from continuing operations	30,335	(27,606)	(9,739)
Income from discontinued operations	—	5,722	21,829
Net income (loss)	30,335	(21,884)	12,090
Other comprehensive income (loss):
Unrealized gain on equity securities	—	—	24,042
Unrealized loss on financial instrument	(200)	—	—
Equity in unrealized gain (loss) of investees	(106)	(40)	9,428
Other comprehensive income (loss)	(306)	(40)	33,470
Comprehensive income (loss)	$30,029	$(21,924)	$45,560

Net income (loss)	$30,335	$(21,884)	$12,090
Preferred units of limited partnership distributions	—	(371)	(275)
Net income (loss) available for common shareholders	$30,335	$(22,255)	$11,815

Weighted average common shares outstanding (basic and diluted)	48,062	24,830	21,158

Per common share amounts (basic and diluted):
Income (loss) from continuing operations	$0.63	$(1.13)	$(0.47)
Income from discontinued operations	$—	$0.23	$1.03
Net income (loss) available for common shareholders	$0.63	$(0.90)	$0.56

The accompanying notes are an integral part of these consolidated financial statements.

OFFICE PROPERTIES INCOME TRUST
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(dollars in thousands)

	Number of Shares	Common Shares	Additional Paid In Capital	Cumulative Net Income	Cumulative Other Comprehensive Income (Loss)	Cumulative Common Distributions	Total
Balance at December 31, 2016	17,794,477	$178	$1,474,067	$96,329	$26,957	$(662,527)	$935,004
Issuance of shares, net	6,976,757	70	493,796	—	—	—	493,866
Share grants	18,836	—	1,361	—	—	—	1,361
Share repurchases	(3,591)	—	(264)	—	—	—	(264)
Equity in unrealized gain of investees	—	—	—	—	9,428	—	9,428
Unrealized gain on equity securities	—	—	—	—	24,042	—	24,042
Net income available for common shareholders	—	—	—	11,815	—	—	11,815
Distributions to common shareholders	—	—	—	—	—	(145,209)	(145,209)
Balance at December 31, 2017	24,786,479	248	1,968,960	108,144	60,427	(807,736)	1,330,043
Cumulative adjustment upon adoption of ASU No. 2016-01	—	—	—	60,281	(60,281)	—	—
Adjustment upon adoption of ASU No. 2014-09	—	—	—	712	—	—	712
Balance at January 1, 2018	24,786,479	248	1,968,960	169,137	146	(807,736)	1,330,755
Issuance of shares, net	23,281,738	233	639,550	—	—	—	639,783
Share grants	19,925	—	1,523	—	—	—	1,523
Share forfeitures or repurchases	(5,239)	—	(232)	—	—	—	(232)
Equity in unrealized loss of investees	—	—	—	—	(40)	—	(40)
Net loss available for common shareholders	—	—	—	(22,255)	—	—	(22,255)
Distributions to common shareholders	—	—	—	—	—	(170,566)	(170,566)
Balance at December 31, 2018	48,082,903	481	2,609,801	146,882	106	(978,302)	1,778,968
Share grants	136,100	1	3,097	—	—	—	3,098
Share forfeitures or repurchases	(17,062)	—	(473)	—	—	—	(473)
Amounts reclassified from cumulative other comprehensive income to net income	—	—	—	—	(196)	—	(196)
Equity in unrealized gain of investees	—	—	—	—	90	—	90
Unrealized loss on financial instrument	—	—	—	—	(200)	—	(200)
Net income available for common shareholders	—	—	—	30,335	—	—	30,335
Distributions to common shareholders	—	—	—	—	—	(105,868)	(105,868)
Balance at December 31, 2019	48,201,941	$482	$2,612,425	$177,217	$(200)	$(1,084,170)	$1,705,754
The accompanying notes are an integral part of these consolidated financial statements.

OFFICE PROPERTIES INCOME TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Year Ended December 31,
	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$30,335	$(21,884)	$12,090
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	89,400	66,685	52,427
Net amortization of debt premiums, discounts and issuance costs	10,740	3,626	3,420
Amortization of acquired real estate leases	197,978	94,375	56,174
Amortization of deferred leasing costs	5,973	4,833	3,802
Gain on sale of real estate	(105,131)	(20,661)	—
Loss on impairment of real estate	22,255	8,630	9,490
Loss on early extinguishment of debt	769	709	1,715
Straight line rental income	(27,507)	(10,164)	(5,582)
Other non-cash expenses, net	2,011	250	300
Loss on equity securities, net	44,007	7,552	—
Increase in carrying value of property included in discontinued operations	—	—	(619)
Equity in net losses of investees	1,259	2,269	13
Distribution of earnings from Affiliates Insurance Company	2,438	—	—
Equity in earnings of Select Income REIT included in discontinued operations	—	(20,873)	(21,584)
Net gain on issuance of shares by Select Income REIT included in discontinued operations	—	(29)	(72)
Loss on sale of Select Income REIT shares included in discontinued operations	—	15,180	—
Distributions of earnings from Select Income REIT	—	20,873	21,584
Change in assets and liabilities:
Rents receivable	12,586	5,021	(4,990)
Deferred leasing costs	(27,971)	(9,203)	(5,017)
Other assets	3,266	1,127	1,368
Accounts payable and other liabilities	(19,333)	(3,303)	11,696
Due to related persons	(27,746)	(97)	1,339
Net cash provided by operating activities	215,329	144,916	137,554

CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate acquisitions	(2,905)	25,221	(1,187,012)
Real estate improvements	(62,676)	(47,500)	(45,940)
Distributions in excess of earnings from Select Income REIT	—	17,251	29,248
Distributions in excess of earnings from unconsolidated joint ventures	2,370	3,751	482
Distributions in excess of earnings from Affiliates Insurance Company	6,562	—	—
Proceeds from sale of properties, net	829,794	304,808	15,083
Proceeds from sale of Select Income REIT shares	—	435,125	—
Proceeds from sale of The RMR Group Inc. common shares, net	104,674	—	—
Net cash provided by (used in) investing activities	877,819	738,656	(1,188,139)

The accompanying notes are an integral part of these consolidated financial statements.

OFFICE PROPERTIES INCOME TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(dollars in thousands)

	Year Ended December 31,
	2019	2018	2017
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of mortgage notes payable	(12,054)	(3,708)	(11,909)
Repayment of unsecured term loans	(388,000)	(162,000)	—
Repayment of senior unsecured notes	(350,000)	—	—
Proceeds from issuance of senior notes, after discounts	—	—	297,954
Proceeds from issuance of common shares, net	—	—	493,866
Borrowings on unsecured revolving credit facility	430,000	238,000	645,000
Repayments on unsecured revolving credit facility	(605,000)	(741,000)	(235,000)
Payment of debt issuance costs	—	(3,936)	(4,644)
Repurchase of common shares	(473)	(232)	(264)
Redemption of preferred units of limited partnership	—	(20,221)	—
Preferred units of limited partnership distributions	—	(646)	—
Distributions to common shareholders	(105,868)	(170,566)	(145,209)
Net cash (used in) provided by financing activities	(1,031,395)	(864,309)	1,039,794
Increase (decrease) in cash, cash equivalents and restricted cash	61,753	19,263	(10,791)
Cash, cash equivalents and restricted cash at beginning of period	38,943	19,680	30,471
Cash, cash equivalents and restricted cash at end of period	$100,696	$38,943	$19,680

	Year Ended December 31,
	2019	2018	2017
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$131,735	$65,188	$55,048
Income taxes paid	$491	$68	$117

NON-CASH INVESTING ACTIVITIES:
Working capital assumed	$—	$25,170	$(1,596)
Real estate and investment acquired by issuance of common shares	$—	$(639,809)	$—
Real estate and investment acquired by assumption of debt	$—	$(1,719,772)	$—

NON-CASH FINANCING ACTIVITIES:
Select Income REIT unsecured revolving credit facility	$—	$108,000	$—
Assumption of mortgage notes payable	$—	$161,772	$167,548
Assumption of senior unsecured notes	$—	$1,450,000	$—
Preferred units of limited partnership issued	$—	$—	$20,221
Issuance of common shares	$—	$639,809	$—
SUPPLEMENTAL DISCLOSURE OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets to the amounts shown in the consolidated statements of cash flows:

	As of December 31,
	2019	2018	2017
Cash and cash equivalents	$93,744	$35,349	$16,569
Restricted cash	6,952	3,594	3,111
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$100,696	$38,943	$19,680
The accompanying notes are an integral part of these consolidated financial statements.

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 1. Organization
Office Properties Income Trust, or OPI, we, us or our, is a real estate investment trust, or REIT, formed in 2009 under Maryland law.
As of December 31, 2019, our wholly owned properties were comprised of 189 properties located in 35 states and the District of Columbia containing approximately 25.7 million rentable square feet and we had a noncontrolling ownership interest in three properties totaling approximately 0.4 million rentable square feet through two unconsolidated joint ventures in which we own 51% and 50% interests.
Merger with Select Income REIT
On December 31, 2018, we completed our acquisition of Select Income REIT, or SIR, a REIT that owned properties primarily net leased to single tenants, pursuant to a merger transaction, or the SIR Merger. As a result of the SIR Merger, we acquired SIR’s property portfolio of 99 properties with approximately 16.5 million rentable square feet.
The aggregate transaction value, based on the closing price of our common shares on December 31, 2018 of $6.87 per share (prior to the Reverse Share Split, as defined below), was approximately $2,409,740, excluding closing costs of approximately $27,497 ($14,508 of which was paid by us and $12,989 of which was paid by SIR) and including the repayment or assumption of approximately $1,719,772 of SIR debt. In connection with the SIR Merger, SIR shareholders received 1.04 of our newly issued common shares for each common share of SIR, with cash paid in lieu of fractional shares.
As a condition of the SIR Merger, on October 9, 2018, we sold all of the 24,918,421 common shares of SIR we then owned, or the Secondary Sale, in an underwritten public offering at a price of $18.25 per share, raising net proceeds of $435,125 after deducting underwriting discounts and offering expenses. We used the net proceeds from the Secondary Sale to repay amounts then outstanding under our revolving credit facility.
In addition, as a condition of the SIR Merger, on December 27, 2018, SIR paid a pro rata distribution to SIR’s shareholders of record as of the close of business on December 20, 2018 of all 45,000,000 common shares of beneficial interest of Industrial Logistics Properties Trust, or ILPT, that SIR owned, or the ILPT Distribution.
The SIR Merger and the other transactions in connection with the SIR Merger, including the Secondary Sale and the ILPT Distribution, are collectively referred to herein as the SIR Transactions.
Following completion of the SIR Merger and the other SIR Transactions, on December 31, 2018, we effected a reverse share split of our common shares, or the Reverse Share Split, pursuant to which every four of our common shares issued and outstanding as of the effective time of the Reverse Share Split were converted and reclassified into one of our common shares. All impacted amounts and share information included in the consolidated financial statements and notes hereto for the periods presented prior to January 1, 2019 have been retroactively adjusted for the Reverse Share Split as if the Reverse Share Split occurred on the first day of the first period presented.
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

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

We allocate the purchase prices of our properties to land, building and improvements based on determinations of the relative fair values of these assets assuming the properties are vacant. We determine the fair value of each property using methods similar to those used by independent appraisers, which may involve estimated cash flows that are based on a number of factors, including capitalization rates and discount rates, among others. We allocate a portion of the purchase price of our properties to above market and below market leases based on the present value (using an interest rate which reflects the risks associated with acquired in place leases at the time each property was acquired by us) of the difference, if any, between (i) the contractual amounts to be paid pursuant to the acquired in place leases and (ii) our estimates of fair market lease rates for the corresponding leases, measured over a period equal to the terms of the respective leases. We allocate a portion of the purchase price to acquired in place leases and tenant relationships based upon market estimates to lease up the property based on the leases in place at the time of purchase. We allocate this aggregate value between acquired in place lease values and tenant relationships based on our evaluation of the specific characteristics of each tenant’s lease. However, we have not separated the value of tenant relationships from the value of acquired in place leases because such value and related amortization expense is immaterial to the accompanying consolidated financial statements. In making these allocations, we consider factors such as estimated carrying costs during the expected lease up periods, including real estate taxes, insurance and other operating income and expenses and costs, such as leasing commissions, legal and other related expenses, to execute similar leases in current market conditions at the time a property was acquired by us. If the value of tenant relationships becomes material in the future, we may separately allocate those amounts and amortize the allocated amounts over the estimated life of the relationships. For transactions that qualify as business combinations, we allocate the excess, if any, of the consideration over the fair value of the assets acquired to goodwill.
We amortize capitalized above market lease values (included in acquired real estate leases, net in our consolidated balance sheets) and below market lease values (presented as assumed real estate lease obligations, net in our consolidated balance sheets) as a reduction or increase, respectively, to rental income over the terms of the associated leases. Such amortization resulted in net decreases to rental income of $2,710, $2,903 and $2,764 during the years ended December 31, 2019, 2018 and 2017, respectively. We amortize the value of acquired in place leases (included in acquired real estate leases, net in our consolidated balance sheets), exclusive of the value of above market and below market acquired in place leases, over the terms of the associated leases. Such amortization, which is included in depreciation and amortization expense, amounted to $195,268, $91,472 and $53,410 during the years ended December 31, 2019, 2018 and 2017, respectively. If a lease is terminated prior to its stated expiration, we write off the unamortized amounts relating to that lease.
As of December 31, 2019 and 2018, our acquired real estate leases and assumed real estate obligations, excluding properties classified as held for sale, were as follows:

	December 31,
	2019	2018
Acquired real estate leases:
Capitalized above market lease values	$61,971	$62,260
Less: accumulated amortization	(29,927)	(20,956)
Capitalized above market lease values, net	32,044	41,304

Lease origination value	1,032,769	1,168,979
Less: accumulated amortization	(332,431)	(153,725)
Lease origination value, net	700,338	1,015,254
Acquired real estate leases, net	$732,382	$1,056,558

Assumed real estate lease obligations:
Capitalized below market lease values	$28,118	$31,091
Less: accumulated amortization	(14,943)	(11,060)
Assumed real estate lease obligations, net	$13,175	$20,031

As of December 31, 2019, the weighted average amortization periods for capitalized above market leases, lease origination value and capitalized below market lease values were 4.7 years, 6.2 years and 5.8 years, respectively. Future amortization of net intangible lease assets and liabilities, to be recognized over the current terms of the associated leases as of December 31, 2019

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

are estimated to be $162,586 in 2020, $135,002 in 2021, $118,465 in 2022, $97,087 in 2023, $71,836 in 2024 and $134,231 thereafter.
We regularly evaluate whether events or changes in circumstances have occurred that could indicate an impairment in the value of long lived assets. If there is an indication that the carrying value of an asset is not recoverable, we estimate the projected undiscounted cash flows to determine if an impairment loss should be recognized. The future net undiscounted cash flows are subjective and are based in part on assumptions regarding hold periods, market rents and terminal capitalization rates. We determine the amount of any impairment loss by comparing the historical carrying value to estimated fair value. We estimate fair value through an evaluation of recent financial performance and projected discounted cash flows using standard industry valuation techniques. In addition to consideration of impairment upon the events or changes in circumstances described above, we regularly evaluate the remaining lives of our long lived assets. If we change our estimate of the remaining lives, we allocate the carrying value of the affected assets over their revised remaining lives.
Cash and Cash Equivalents. We consider highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents.
Restricted Cash. Restricted cash consists of amounts escrowed for future real estate taxes, insurance, leasing costs, capital expenditures and debt service, as required by certain of our mortgage debts.
Deferred Leasing Costs. Deferred leasing costs include brokerage costs, inducements and, until January 1, 2019, legal fees associated with our entering leases. We amortize those costs, which are included in depreciation and amortization expense, on a straight line basis over the terms of the respective leases. Effective January 1, 2019, in accordance with Financial Accounting Standards Board, or FASB, Accounting Standards Update, or ASU, No. 2016-02, Leases, legal costs associated with the execution of our leases, which were previously capitalized and amortized over the life of their respective leases, are expensed as incurred and included in general and administrative expenses in our consolidated statements of comprehensive income (loss). Deferred leasing costs, excluding properties classified as held for sale, totaled $55,716 and $38,840 at December 31, 2019 and 2018, respectively, and accumulated amortization of deferred leasing costs totaled $15,609 and $13,168 at December 31, 2019 and 2018, respectively. Future amortization of deferred leasing costs to be recognized during the current terms of our existing leases as of December 31, 2019 are estimated to be $5,949 in 2020, $5,419 in 2021, $4,591 in 2022, $3,973 in 2023, $3,536 in 2024 and $16,639 thereafter.
Debt Issuance Costs. Debt issuance costs include capitalized issuance or assumption costs related to borrowings, which are amortized to interest expense over the terms of the respective loans. Debt issuance costs, net of accumulated amortization, for our revolving credit facility are included in other assets in our consolidated balance sheets. As of December 31, 2019 and 2018, debt issuance costs for our revolving credit facility were $4,125 and accumulated amortization of debt issuance costs for our revolving credit facility were $1,059 and $49, respectively. Debt issuance costs, net of accumulated amortization, for our former term loans, senior unsecured notes and mortgage notes payable are presented as a direct deduction from the associated debt liability in our consolidated balance sheets. As of December 31, 2019 and 2018, debt issuance costs, net of accumulated amortization, for our former term loans, senior unsecured notes and mortgage notes payable totaled $10,631 and $12,888, respectively. Future amortization of debt issuance costs to be recognized with respect to our revolving credit facility, senior unsecured notes and mortgage notes as of December 31, 2019 are estimated to be $1,948 in 2020, $1,934 in 2021, $1,703 in 2022, $407 in 2023, $344 in 2024 and $7,361 thereafter.
Mortgage Notes Receivable. In connection with a property we sold in July 2016, we provided $3,600 of mortgage financing to the buyer. The mortgage note requires interest to be paid at an annual rate of LIBOR plus 4.0%, subject to a minimum annual interest rate of 5.0%, and requires monthly payments of interest only until maturity on June 30, 2021. The mortgage note receivable of $3,600 is included in other assets in our consolidated balance sheets at December 31, 2019 and 2018.
Equity Securities. We previously owned 2,801,060 common shares of class A common stock of The RMR Group Inc., or RMR Inc., including 1,586,836 common shares acquired from SIR on December 31, 2018 in connection with the SIR Merger, that we sold on July 1, 2019 for net proceeds of $104,674, after deducting underwriting discounts and commissions and other offering expenses. Prior to the sale of our shares of RMR Inc. class A common stock on July 1, 2019, our equity securities were recorded at fair value based on their quoted market price at the end of each reporting period. Effective January 1, 2018, changes in the fair value of our equity securities were recorded through earnings in accordance with ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. Prior to January 1, 2018, unrealized gains and losses on equity

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

securities were recorded as a component of cumulative comprehensive income (loss) in shareholders’ equity. See Note 5 for more information regarding the sale of our RMR Inc. class A common stock.
Equity Method Investments. We account for our investments in Affiliates Insurance Company, or AIC, until AIC was dissolved as described in Note 5, and SIR, until we sold the SIR common shares we owned as described in Note 1, using the equity method of accounting. Significant influence was present through common representation on the boards of trustees or directors of us, AIC, until February 13, 2020, and, SIR, until December 31, 2018. See Notes 5, 10 and 11 for more information of our investments in AIC and SIR.
We also own 51% and 50% interests in two unconsolidated joint ventures which own three properties. The properties owned by these joint ventures are encumbered by an aggregate $82,000 of mortgage indebtedness. We do not control the activities that are most significant to these joint ventures and, as a result, we account for our investment in these joint ventures under the equity method of accounting. See Note 3 for more information regarding our unconsolidated joint ventures.
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
Other Liabilities. We initially acquired 1,541,201 shares of class A common stock of RMR Inc. on June 5, 2015 for cash and share consideration of $17,462. We concluded, for accounting purposes, that the cash and share consideration we paid for our investment in these shares represented a discount to the fair value of these shares. We initially accounted for this investment under the cost method of accounting and recorded this investment at its estimated fair value of $39,833 as of June 5, 2015 using Level 3 inputs, as defined in the fair value hierarchy under U.S. generally accepted accounting principles, or GAAP. As a result, we recorded a liability for the amount by which the estimated fair value of these shares exceeded the price we paid for these shares. This liability is included in accounts payable and other liabilities in our consolidated balance sheets. This liability is being amortized on a straight line basis through December 31, 2035 as an allocated reduction to our business management and property management fee expense. We amortized $1,087 of this liability during each of the years ended December 31, 2019, 2018 and 2017. These amounts are included in the net business management and property management fee amounts for such periods. As of December 31, 2019, the remaining unamortized amount of this liability was $17,406. Future amortization of this liability as of December 31, 2019 is estimated to be $1,087 in 2020 through 2024 and $11,971 thereafter.
Revenue Recognition. We are a lessor of commercial office properties. Our leases provide our tenants with the contractual right to use and economically benefit from all of the physical space specified in the leases; therefore, we have determined to evaluate our leases as lease arrangements.
In February 2016, FASB issued ASU No. 2016-02, Leases. In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases and ASU No. 2018-11, Leases (Topic 842): Targeted Improvements. In December 2018, the FASB issued ASU No. 2018-20 Leases (Topic 842), Narrow-Scope Improvements for Lessors. Collectively, these standards set out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). ASU No. 2016-02 requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease. ASU No. 2016-02 requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales type leases, direct financing leases and operating leases. These standards were effective as of January 1, 2019. Upon adoption, we applied the package of practical expedients that has allowed us to not reassess (i) whether any expired or existing contracts are or contain leases, (ii) lease classification for any expired or existing leases and (iii) initial direct costs for any expired or existing leases. Furthermore, we applied the optional transition method in ASU No. 2018-11, which has allowed us to initially apply the new leases standard at the adoption date and recognize a cumulative effect adjustment to the opening balance of retained earnings in the adoption period, although we did not have an adjustment. Additionally, our leases met the criteria in ASU No. 2018-11 to not separate non-lease components from the related lease component; therefore, the accounting for these leases remained largely unchanged from the previous standard. The adoption of ASU No. 2016-02 and the related improvements did not have a material impact in our consolidated financial statements. Upon adoption, (i) allowances for bad debts are now recognized as a direct reduction of rental income, and (ii) legal costs associated with the execution of our leases, which were previously capitalized and amortized over the life of their

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

respective leases, are expensed as incurred. Subsequent to January 1, 2019, provisions for credit losses are now included in rental income in our consolidated statements of comprehensive income (loss). Provisions for credit losses prior to January 1, 2019 were previously included in other operating expenses in our consolidated financial statements and prior periods are not reclassified to conform to the current presentation.
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
We increased rental income by $27,507, $10,164 and $5,582 to record revenue on a straight line basis during the years ended December 31, 2019, 2018 and 2017, respectively. Rents receivable, excluding properties classified as held for sale, include $54,837 and $34,006 of straight line rent receivables at December 31, 2019 and 2018, respectively.
We do not include in our measurement of our lease receivables certain variable payments, including payments determined by changes in the index or market-based indices after the inception of the lease, certain tenant reimbursements and other income until the specific events that trigger the variable payments have occurred. Such payments totaled $91,076, $45,261 and $30,998 for the years ended December 31, 2019, 2018 and 2017, respectively, of which tenant reimbursements totaled $86,353, $40,764 and $27,146, respectively.
Certain of our leases contain non-lease components, such as property level operating expenses and capital expenditures reimbursed by our tenants as well as other required lease payments. We have determined that all of our leases qualify for the practical expedient to not separate the lease and non-lease components because (i) the lease components are operating leases and (ii) the timing and pattern of recognition of the non-lease components are the same as those of the lease components. We apply Accounting Standards Codification 842, Leases, to the combined component. Income derived by our leases is recorded in rental income in our consolidated statements of comprehensive income (loss).
Certain tenants are obligated to pay directly their obligations under their leases for insurance, real estate taxes and certain other expenses. These obligations, which have been assumed by the tenants under the terms of their respective leases, are not reflected in our consolidated financial statements. To the extent any tenant responsible for any such obligations under the applicable lease defaults on such lease or if it is deemed probable that the tenant will fail to pay for such obligations, we would record a liability for such obligations.
The following operating lease maturity analysis presents the future contractual lease payments to be received by us through 2039 as of December 31, 2019:

Year	Amount
2020	$489,420
2021	466,210
2022	428,149
2023	381,164
2024	313,456
Thereafter	1,052,669
Total	$3,131,068
In certain circumstances, some leases provide the tenant with the right to terminate if the legislature or other funding authority does not appropriate the funding necessary for the tenant to meet its lease obligations; we have determined the fixed non-cancelable lease term of these leases to be the full term of the lease because we believe the occurrence of early terminations to be a remote contingency based on both our historical experience and our assessments of the likelihood of lease cancellation on a separate lease basis. As of December 31, 2019, tenants who currently represent approximately 6.7% of our total operating lease maturities have currently exercisable rights to terminate their leases before the stated terms of their leases expire. In 2020, 2021, 2022, 2023, 2024, 2025, 2026, 2027, 2028, 2030 and 2034, early termination rights become exercisable by other tenants who currently represent an additional approximately 4.8%, 1.6%, 2.7%, 1.1%, 2.0%, 5.2%, 2.6%, 1.1%, 2.6%, 0.8% and 0.2% of our total operating lease maturities, respectively. In addition, as of December 31, 2019, 13 of our tenants have the right to terminate their leases if the respective legislature or other funding authority does not appropriate the funding necessary for the

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

tenant to meet its obligation. These 13 tenants represent approximately 6.4% of our total operating lease maturities as of December 31, 2019.
Right of use asset and lease liability. In connection with our acquisition of First Potomac Realty Trust, or FPO, in 2017, we assumed the lease for FPO’s former corporate headquarters, which expires on January 31, 2021. We sublease a portion of the space, which sublease expires on January 31, 2021. For leases where we are the lessee, we are required to record a right of use asset and lease liability for all leases with a term greater than 12 months. The value of the right of use asset and related liability representing our future obligation under the lease arrangement for which we are the lessee were $2,149 and $2,179, respectively, as of December 31, 2019. The right of use asset and related lease liability are included within other assets, net and accounts payable and other liabilities, respectively, within our consolidated balance sheets.
Rent expense incurred under the lease, net of sublease revenue, was $1,670, $1,707 and $374 for the years ended December 31, 2019, 2018 and 2017, respectively.
As of December 31, 2019, our lease provides for contractual minimum rent payments to a third party during the remaining lease term as summarized below:

Year	Contractual Minimum Rent Payments
2020	$2,049
2021	175
Total lease payments	2,224
Less: imputed interest	(45)
Present value of lease liabilities	$2,179
Income Taxes. We have elected to be taxed as a REIT under the United States Internal Revenue Code of 1986, as amended, and, accordingly, we generally will not be subject to federal income taxes provided we distribute our taxable income and meet certain other requirements to qualify for taxation as a REIT. We are, however, subject to certain state and local taxes.
Cumulative Other Comprehensive Income (Loss). Cumulative other comprehensive income (loss) represents our share of the cumulative comprehensive income and losses of our equity method investees and, prior to the adoption of ASU No. 2016-01 on January 1, 2018, unrealized gains and losses related to our former investment in RMR Inc. See Notes 3 and 5 for more information regarding these investments.
Per Common Share Amounts. We calculate basic earnings per common share by dividing net income (loss) available for common shareholders by the weighted average number of our common shares of beneficial ownership, $.01 par value, or our common shares, outstanding during the period. We calculate diluted earnings per share using the more dilutive of the two class method or the treasury stock method. Unvested share awards and other potentially dilutive common shares and the related impact on earnings, are considered when calculating diluted earnings per share. For the years ended December 31, 2019, 2018 and 2017, 12, four and five unvested common shares, respectively, were not included in the calculation of diluted earnings per share because to do so would have been antidilutive.
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
New Accounting Pronouncements. In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires that entities use a new forward looking “expected loss” model that generally will result in the earlier recognition of allowance for credit losses. The measurement of expected credit losses is based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. ASU No. 2016-13 is effective as of January 1, 2020. We adopted this standard

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

using the modified retrospective approach. The implementation of this standard did not have a material impact in our consolidated financial statements.
Note 3. Real Estate Properties
As of December 31, 2019, our wholly owned properties were comprised of 189 properties with approximately 25.7 million rentable square feet, with an aggregate undepreciated carrying value of $3,555,131, including $61,900 classified as held for sale, and we had a noncontrolling ownership interest in three properties totaling approximately 0.4 million rentable square feet through two unconsolidated joint ventures in which we own 51% and 50% interests. We generally lease space at our properties on a gross lease, modified gross lease or net lease basis pursuant to fixed term contracts expiring between 2020 and 2039. Some of our leases generally require us to pay all or some property operating expenses and to provide all or most property management services. During the year ended December 31, 2019, we entered into 107 leases for 2.9 million rentable square feet for a weighted (by rentable square feet) average lease term of 8.6 years and we made commitments for approximately $77,541 of leasing related costs. As of December 31, 2019, we have estimated unspent leasing related obligations of $55,984.
Merger with Select Income REIT
As described in Note 1, on December 31, 2018, we completed the SIR Merger, pursuant to which we acquired SIR’s property portfolio of 99 properties with approximately 16.5 million rentable square feet. The total consideration transferred and assumed debt for the SIR Merger was $2,409,740, including the assumption of $1,719,772 of debt and excluding acquisition related costs.
The following table summarizes the consideration transferred and liabilities assumed:

Total Purchase Price (excluding acquisition costs):
OPI common shares issued	23,282,704
Closing price of OPI common shares on December 31, 2018	$27.48
Value of consideration transferred	$639,809
Cash consideration for fractional shares	8
Equity issuance costs	(239)
Value of consideration transferred	639,578

Assumed working capital	50,390
Assumed senior unsecured notes, principal balance	1,450,000
Assumed mortgage notes payable, principal balance	161,772
Select Income REIT unsecured revolving credit facility repaid at closing	108,000
Non-cash portion of purchase price	1,770,162
Total consideration transferred and liabilities assumed	$2,409,740

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

As of December 31, 2019, we finalized the purchase price allocation for the SIR Merger from the preliminary amounts reported as of December 31, 2018. The adjustments made during the year ended December 31, 2019 to the fair value of acquired assets and liabilities assumed did not have a significant impact on our consolidated balance sheets or our consolidated statements of comprehensive income (loss). The following table summarizes the purchase price allocation for SIR based on estimated fair values as of the December 31, 2018:

Purchase Price Allocation:
Land	$477,977
Buildings and improvements	956,801
Assets of properties held for sale	6,846
Acquired real estate leases	854,431
Cash	24,744
Restricted cash	476
Rents receivable	11,370
Other assets (1)	88,658
Total assets	2,421,303
Unsecured revolving credit facility (2)	(108,000)
Senior unsecured notes (3)	(1,410,947)
Mortgage notes payable (4)	(159,490)
Accounts payable and other liabilities	(61,289)
Assumed real estate lease obligations	(11,879)
Due to related persons	(30,120)
Net assets acquired	639,578
Assumed working capital	50,390
Select Income REIT unsecured revolving credit facility repaid at closing (2)	108,000
Assumed senior unsecured notes, principal balance	1,450,000
Assumed mortgage notes payable, principal balance	161,772
Consideration transferred and liabilities assumed (5)	$2,409,740

(1)	Other assets include $84,229 for SIR’s investment in shares of class A common stock of RMR Inc. which was recorded at fair value as of December 31, 2018.

(2)	We repaid the outstanding balance under SIR’s revolving credit facility at the closing of the SIR Merger with borrowings under our revolving credit facility.

(3)	The aggregate principal balance of the senior unsecured notes was $1,450,000 as of December 31, 2018.

(4)	The aggregate principal balance of the mortgage notes payable was $161,772 as of December 31, 2018.

(5)	Purchase price excludes acquisition related costs.
We were the accounting acquirer of SIR and accounted for the SIR Merger as a business combination because substantially all of the fair value of the gross assets acquired was not concentrated in a single identifiable asset or a group of similar identifiable assets and we acquired inputs and a substantive process that together significantly contributed to the ability to create outputs. Although we have and SIR had no employees, the personnel and various services required to operate our and SIR’s businesses are and were provided pursuant to business and property management agreements with RMR LLC. These agreements were in effect before, and, in our case, remain in effect after, the SIR Merger. As a result, our acquisition of SIR included a substantive process for accounting purposes.
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

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

FPO Transaction
On October 2, 2017, we completed our acquisition of FPO, as a result of which we acquired 72 properties with 6.0 million rentable square feet, and FPO’s 51% and 50% interests in two joint ventures that own three properties with 0.4 million rentable square feet, or collectively, the FPO Transaction. The aggregate value we paid for FPO was $1,370,888, including $651,696 in cash to FPO’s shareholders, the repayment of $483,000 of FPO debt and the assumption of $167,548 of mortgage debt; this amount excludes the $82,000 of mortgage debt that encumber the three properties owned by the two joint ventures and the payment of certain transaction fees and expenses, net of FPO cash on hand. We financed the cash payments for the FPO Transaction with borrowings under our revolving credit facility and with cash on hand, including net proceeds from our public offerings of common shares and senior unsecured notes. We accounted for the FPO Transaction as an asset acquisition. Our allocation of the purchase price was based on estimates of the relative fair value of the acquired assets and assumed liabilities.
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

(1)
Pursuant to the terms of the FPO Transaction, each unit of limited partnership interest in FPO’s operating partnership that was not liquidated on the closing date was exchanged on a one-for-one basis for 5.5% Series A Cumulative Preferred Units of the surviving subsidiary. As of December 31,

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

2017, the carrying value of these Series A Cumulative Preferred Units was $20,496 and was recorded as temporary equity on our consolidated balance sheet. On May 1, 2018, we redeemed all 1,813,504 of the outstanding 5.5% Series A Cumulative Preferred Units for $11.15 per unit (plus accrued and unpaid distributions) for an aggregate of $20,310.

(2)
As of the date acquired, the weighted average amortization periods for capitalized above market lease values, lease origination value and capitalized below market lease values were 3.2 years, 3.1 years and 3.8 years, respectively.

(3)	Includes fair value adjustments totaling $388 on $167,936 principal amount of mortgage notes we assumed in connection with the FPO Transaction.
Pro Forma Information (Unaudited)
The following table presents our pro forma results of operations for the year ended December 31, 2018 as if the SIR Transactions and related financing activities, had occurred on January 1, 2018. The SIR results of operations included in this pro forma financial information have been adjusted to remove ILPT’s results of operations for the year ended December 31, 2018. The effect of these adjustments was to decrease pro forma rental income and pro forma net income by $152,735 and $46,237, respectively, for the year ended December 31, 2018.
This pro forma financial information is not necessarily indicative of what our actual financial position or results of operations would have been for the period presented or for any future period. Differences could result from numerous factors, including future changes in our portfolio of investments, capital structure, property level operating expenses and revenues, including rents expected to be received on our existing leases, leases we entered since December 31, 2018, or leases we may enter in the future, changes in interest rates and other reasons. Actual future results are likely to be different from amounts presented in this pro forma financial information and such differences could be significant.

Year Ended December 31,
2018
Rental income	$758,596
Net loss	$(87,240)
Net loss per common share	$(1.82)

During the year ended December 31, 2018, we did not recognize any revenue or operating income from the assets acquired and liabilities assumed in the SIR Merger.
Unconsolidated Joint Ventures
We own interests in two joint ventures that own three properties. We account for these investments under the equity method of accounting. As of December 31, 2019 and 2018, our investment in unconsolidated joint ventures consisted of the following:

	OPI Ownership	OPI Carrying Value of Investment at December 31,		Number of Properties	Location	Square Feet
Joint Venture		2019	2018
Prosperity Metro Plaza	51%	$22,483	$23,969	2	Fairfax, VA	328,456
1750 H Street, NW	50%	17,273	19,696	1	Washington, D.C.	115,411
Total		$39,756	$43,665	3		443,867

The following table provides a summary of the mortgage debt of our two unconsolidated joint ventures:

Joint Venture	Interest Rate (1)	Maturity Date	Principal Balance at December 31, 2019 and 2018
Prosperity Metro Plaza	4.09%	12/1/2029	$50,000
1750 H Street, NW	3.69%	8/1/2024	32,000
Weighted Average/Total	3.93%		$82,000

(1)	Includes the effect of mark to market purchase accounting.

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

At December 31, 2019, the aggregate unamortized basis difference of our two unconsolidated joint ventures of $7,951 is primarily attributable to the difference between the amount for which we purchased our interest in the joint ventures, including transaction costs, and the historical carrying value of the net assets of the joint ventures. This difference will be amortized over the remaining useful life of the related properties and included in the reported amount of equity in net earnings (losses) of investees.
2019 Disposition Activities

During the year ended December 31, 2019, we sold 58 properties with a combined 6.2 million rentable square feet for an aggregate sales price of $848,853, excluding closing costs. The sales of these properties, as presented in the following table (except for the March 2019 sale), do not represent significant dispositions individually or in the aggregate nor do they represent a strategic shift. As a result, the results of operations of these properties are included in continuing operations through the date of sale in our consolidated statements of comprehensive income (loss).

Date of Sale	Number of Properties	Location	Square Feet	Gross Sale Price (1)	Gain (Loss) on Sale of Real Estate	Loss on Impairment of Real Estate
February 2019	34	Northern Virginia and Maryland	1,635,868	$198,500	$—	$732
March 2019	1	Washington, D.C.	129,035	70,000	22,075	—
May 2019	1	Buffalo, NY	121,711	16,900	—	5,137
May 2019	1	Maynard, MA	287,037	5,000	(227)	—
June 2019	1	Kapolei, HI	416,956	7,100	—	—
July 2019	1	San Jose, CA	71,750	14,000	(270)	—
July 2019	1	Nashua, NH	321,800	25,000	8,401	—
August 2019	1	Arlington, TX	182,630	14,900	187	—
August 2019	1	Rochester, NY	94,800	4,765	(104)	—
August 2019	1	Hanover, PA	502,300	5,500	(417)	—
August 2019	1	San Antonio, TX	618,017	198,000	3,869	—
September 2019	1	Topeka, KS	143,934	15,600	36	—
September 2019	1	Falling Waters, WV	40,348	650	—	2,179
September 2019	1	San Diego, CA	43,918	8,950	3,062	—
October 2019	3	Columbia, SC	180,703	10,750	—	3,581
November 2019	3	Metro DC - MD	372,605	61,938	1,177	—
December 2019	1	San Diego, CA	148,488	23,750	6,823	—
December 2019	1	Phoenix, AZ	122,646	12,850	860	—
December 2019	1	Houston, TX	497,477	130,000	59,992	—
December 2019	1	Kansas City, KS	170,817	11,700	—	1,172
December 2019	1	San Jose, CA	75,621	13,000	(333)	—
	58		6,178,461	$848,853	$105,131	$12,801

(1)	Gross sale price is the gross contract price, includes purchase price adjustments, if any, and excludes closing costs.

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

As of December 31, 2019, we had six properties with an aggregate undepreciated carrying value of $61,900 under agreements to sell, as presented in the following table. We have classified these properties as held for sale in our consolidated balance sheet at December 31, 2019.

Date of Sale Agreement	Number of Properties	Location	Square Feet	Gross Sale Price (1)
October 2019 (2)	2	Stafford, VA	64,656	$14,063
October 2019	1	Fairfax, VA	83,130	22,200
October 2019 (2)	1	Windsor, CT	97,256	7,000
November 2019 (3)	1	Trenton, NJ	267,025	30,100
November 2019	1	Lincolnshire, IL	222,717	12,000
	6		734,784	$85,363

(1)	Gross sale price is the gross contract price, includes purchase price adjustments, if any, and excludes closing costs.

(2)	The sale of these properties was completed in January 2020.

(3)	We recorded a $9,454 loss on impairment of real estate during the year ended December 31, 2019 to adjust the carrying value of this property to its estimated fair value less costs to sell.

2018 Disposition Activities
During the year ended December 31, 2018, we sold 19 properties with a combined 2.2 million rentable square feet for an aggregate purchase price of $320,255, excluding closing costs. The sales of these properties, as presented in the following table, do not represent significant dispositions individually or in the aggregate nor do they represent a strategic shift. As a result, the results of operations of these properties are included in continuing operations through the date of sale in our consolidated statements of comprehensive income (loss).

Date of Sale	Number of Properties	Location	Square Feet	Gross Sale Price (1)	Gain on Sale of Real Estate	Loss on Impairment of Real Estate
March 2018	1	Minneapolis, MN	193,594	$20,000	$—	$640
May 2018	1	New York, NY	187,060	118,500	17,249	—
May 2018	1	Sacramento, CA	110,500	10,755	—	3,029
November 2018	1	Golden, CO	43,231	4,000	54	—
December 2018	15	Southern Virginia	1,640,252	167,000	3,358	—
	19		2,174,637	$320,255	$20,661	$3,669

(1)	Gross sale price is the gross contract price, includes purchase price adjustments, if any, and excludes closing costs.
In February 2018, we entered an agreement to sell an office property located in Safford, AZ with 36,139 rentable square feet for $8,250. We recorded a $2,453 loss on impairment of real estate to reduce the carrying value of the property to its estimated fair value less costs to sell in the three months ended March 31, 2018. In April 2018, the buyer terminated the sale agreement and we removed this property from held for sale status. We recorded a $322 adjustment to impairment of real estate to increase the carrying value of the property to its estimated fair value during the year ended December 31, 2018. During the year ended December 31, 2018, we also recorded a $2,830 loss on impairment of real estate to reduce the carrying value of a portfolio of 34 properties, which was classified as held for sale as of December 31, 2018, to its estimated fair value less costs to sell.
2017 Disposition Activities - Continuing Operations
In October 2017, we sold one vacant office property located in Albuquerque, NM with 29,045 rentable square feet and a net book value of $1,885 as of the date of sale, for $2,000, excluding closing costs. During the year ended December 31, 2017, we recorded a $230 loss on impairment of real estate to reduce the carrying value of this property to its estimated fair value.

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

2017 Disposition Activities – Discontinued Operations
In August 2017, we sold one vacant office property in Falls Church, VA with 0.2 million rentable square feet and a net book value of $12,901 as of the date of sale for $13,523, excluding closing costs. Results of operations for this property, which qualified as held for sale prior to our adoption in 2014 of ASU No. 2014-8, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, are classified as discontinued operations in our consolidated financial statements. During the year ended December 31, 2017, we recorded an adjustment of $619 to increase the carrying value of this property to its estimated fair value less costs to sell.
Summarized income statement information for this property is as follows:
Statements of Income (Loss)

Year Ended
December 31, 2017
Rental income	$17
Real estate taxes	(88)
Utility expenses	(97)
Other operating expenses	(202)
General and administrative	(76)
Increase in carrying value of property included in discontinued operations	619
Income from discontinued operations	$173

2019 and 2020 Acquisition Activities
In November 2019, we acquired a land parcel for $2,900, excluding acquisition related costs, and in January 2020, we entered into an agreement to acquire a property for $11,500, excluding acquisition related costs, both of which are adjacent to a property we own in Boston, MA.
Other 2017 Acquisition Activities
During the year ended December 31, 2017, we acquired one property located in Manassas, VA with 0.1 million rentable square feet. This property was 100% leased to Prince William County on the date of acquisition. This transaction was accounted for as an asset acquisition. The purchase price was $12,657, including capitalized acquisition costs of $37. Our allocation of the purchase price of this acquisition is based on the relative estimated fair value of the acquired assets and assumed liabilities is presented in the following table.

Acquisition Date	Location	Number of Properties	Square Feet	Purchase Price	Land	Building and Improvements	Other Assumed Assets
Jan 2017	Manassas, VA	1	69,374	$12,657	$1,562	$8,253	$2,842

In September 2017, we acquired transferable development rights that allow us to expand a property we own in Washington, D.C. for a purchase price of $2,030, excluding acquisition costs.

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

Note 4. Business and Property Management Agreements with RMR LLC
We have no employees. The personnel and various services we require to operate our business are provided to us by The RMR Group LLC, or RMR LLC. We have two agreements with RMR LLC to provide management services to us: (1) a business management agreement, which relates to our business generally, and (2) a property management agreement, which relates to our property level operations. Prior to the consummation of the SIR Merger, SIR had similar business and property management agreements with RMR LLC on substantially similar terms, which agreements were terminated in connection with the SIR Merger. See Notes 1 and 5 for more information regarding our relationship, agreements and transactions with SIR and RMR LLC.
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

The average aggregate historical cost of our real estate investments includes our consolidated assets invested, directly or indirectly, in equity interests in or loans secured by real estate and personal property owned in connection with such real estate (including acquisition related costs and costs which may be allocated to intangibles or are unallocated), all before reserves for depreciation, amortization, impairment charges or bad debts or other similar non-cash reserves; provided, however, our prior ownership of SIR common shares was not included as part of our real estate investments for purposes of calculating our base management fee due to RMR LLC since SIR paid separate business management fees to RMR LLC.

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

•
The calculation of the incentive management fee (including the determinations of our equity market capitalization, initial share price and the total return per share of our common shareholders) is subject to adjustments if additional common shares are issued or if we repurchase our common shares during the measurement period.

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

Pursuant to our business management agreement with RMR LLC, we recognized net business management fees of $21,320, $16,381 and $12,464 for the years ended December 31, 2019, 2018 and 2017, respectively. The net business management fees we recognized are included in general and administrative expenses in our consolidated statements of comprehensive income (loss) for these periods. The net business management fees we recognized for each of the years ended December 31, 2019, 2018 and 2017 reflect a reduction of $603, for the amortization of the liability we recorded in connection with our investment in RMR Inc., as further described in Note 2. No incentive management fee was payable to RMR LLC under our business management agreement for the years ended December 31, 2019, 2018 or 2017.

•
Property Management and Construction Supervision Fees. The property management fees payable to RMR LLC by us for each applicable period are equal to 3.0% of gross collected rents and the construction supervision fees payable to RMR LLC by us for each applicable period are equal to 5.0% of construction costs.

Pursuant to our property management agreement with RMR LLC, we recognized aggregate net property management and construction supervision fees of $21,911, $13,989 and $11,566 for each of the years ended December 31, 2019, 2018 and 2017, respectively. The net property management and construction supervision fees we recognized for the years ended December 31, 2019, 2018 and 2017 reflect a reduction of $484 for each of those years for the amortization of the liability we recorded in connection with our investment in RMR Inc., as further described in Note 2. These amounts are included in other operating expenses or have been capitalized, as appropriate, in our consolidated financial statements.
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

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

•
Expense Reimbursement. We are generally responsible for all of our operating expenses, including certain expenses incurred or arranged by RMR LLC on our behalf. We are generally not responsible for payment of RMR LLC’s employment, office or administrative expenses incurred to provide management services to us, except for the employment and related expenses of RMR LLC’s employees assigned to work exclusively or partly at our properties, our share of the wages, benefits and other related costs of RMR LLC’s centralized accounting personnel, our share of RMR LLC’s costs for providing our internal audit function and as otherwise agreed. Our Audit Committee appoints our Director of Internal Audit and our Compensation Committee approves the costs of our internal audit function. Our property level operating expenses are generally incorporated into rents charged to our tenants, including certain payroll and related costs incurred by RMR LLC. We reimbursed RMR LLC $26,442, $21,279 and $15,321 for these expenses and costs for each of the years ended December 31, 2019, 2018 and 2017, respectively. We included these amounts in other operating expenses and general and administrative expense, as applicable, for these periods. We assumed the obligation to reimburse RMR LLC for similar expenses and costs that RMR LLC had incurred on behalf of SIR in the ordinary course but which SIR had not paid as of December 31, 2018. We reimbursed RMR LLC $462 in January 2019 for these SIR expenses and costs.

•
Term. Our management agreements with RMR LLC have terms that end on December 31, 2039, and automatically extend on December 31st of each year for an additional year, so that the terms of our management agreements thereafter end on the 20th anniversary of the date of the extension.

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

Note 5. Related Person Transactions
We have relationships and historical and continuing transactions with SIR (prior to the SIR Merger), RMR LLC, RMR Inc. and others related to them, including other companies to which RMR LLC or its subsidiaries provide management services and some of which have trustees, directors or officers who are also our Trustees or officers. RMR Inc. is the managing member of RMR LLC. The Chair of our Board of Trustees and one of our Managing Trustees, Adam D. Portnoy, as the sole trustee of ABP

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

Trust, is the controlling shareholder of RMR Inc. and is a managing director and the president and chief executive officer of RMR Inc. and an officer and employee of RMR LLC. David M. Blackman, our other Managing Trustee and our President and Chief Executive Officer, also serves as an officer and employee of RMR LLC, and each of our other officers, is also an officer and employee of RMR LLC. Some of our Independent Trustees also serve as independent directors or independent trustees of other public companies to which RMR LLC or its subsidiaries provide management services, including SIR (until it ceased to exist). Adam Portnoy serves as chair of the boards of trustees or boards of directors of several of these public companies and as a managing director or managing trustee of these companies and other officers of RMR LLC serve as managing trustees or managing directors of certain of these companies. In addition, officers of RMR LLC and RMR Inc. serve as our officers and officers of other companies to which RMR LLC or its subsidiaries provide management services.
Our Manager, RMR LLC. We have two agreements with RMR LLC to provide management services to us. See Note 4 for more information regarding our management agreements with RMR LLC.
Leases with RMR LLC. We lease office space to RMR LLC in certain of our properties for RMR LLC’s property management offices. Pursuant to our lease agreements with RMR LLC, we recognized rental income from RMR LLC for leased office space of $1,142, $1,026 and $303 for the years ended December 31, 2019, 2018 and 2017, respectively. Our office space leases with RMR LLC are terminable by RMR LLC if our management agreements with RMR LLC are terminated.
Share Awards to RMR LLC Employees. As described further in Note 9, we award shares to our officers and other employees of RMR LLC annually. Generally, one fifth of these awards vest on the grant date and one fifth vests on each of the next four anniversaries of the grant dates. In certain instances, we may accelerate the vesting of an award, such as in connection with the award holder’s retirement as an officer of us or an officer or employee of RMR LLC. These awards to RMR LLC employees are in addition to the share awards to our Managing Trustees, as Trustee compensation, and the fees we paid to RMR LLC. See Note 9 for more information regarding our share awards and activity as well as certain share purchases we made in connection with share award recipients satisfying tax withholding obligations on vesting share awards.
RMR Inc. On July 1, 2019, we sold all of the 2,801,060 shares of class A common stock of RMR Inc. that we owned in an underwritten public offering at a price to the public of $40.00 per share pursuant to an underwriting agreement among us, RMR Inc., certain other REITs managed by RMR LLC that also sold their class A common stock of RMR Inc. in the offering and the underwriters named therein. We received net proceeds of $104,674 from this sale, after deducting underwriting discounts and commissions and other offering expenses.
SIR. As described further in Note 1, we completed the SIR Merger effective December 31, 2018. See Notes 3, 10 and 11 for more information regarding the SIR Merger and our former equity method investment in SIR.
AIC. Until its dissolution on February 13, 2020, we, ABP Trust and five other companies to which RMR LLC provides management services owned AIC in equal amounts. We and the other AIC shareholders historically participated in a combined property insurance program arranged and insured or reinsured in part by AIC. The policies under that program expired on June 30, 2019, and we and the other AIC shareholders elected not to renew the AIC property insurance program; we have instead purchased standalone property insurance coverage with unrelated third party insurance providers.
We paid aggregate annual premiums, including taxes and fees, of $1,211, $757 and $1,032 in connection with this insurance program for the policy years ended June 30, 2019, 2018 and 2017, respectively. Properties we acquired as a result of the SIR Merger were already previously included in this insurance program because SIR was a participant in the program. SIR paid an annual premium, including taxes and fees, of $1,666 in connection with this insurance program for the policy year ended June 30, 2019.
As of December 31, 2019, 2018 and 2017, our investment in AIC had a carrying value of $298, $8,751 and $8,304, respectively. These amounts are included in other assets in our consolidated balance sheets. We recognized income of $281, $516 and $608 related to our investment in AIC for the years ended December 31, 2019, 2018 and 2017, respectively. These amounts are presented as equity in net earnings (losses) of investees in our consolidated statements of comprehensive income (loss). Our other comprehensive income (loss) includes our proportionate share of unrealized gains and (losses) on securities which are owned and held for sale by AIC of $90, $(69) and $461 related to our investment in AIC for the years ended December 31, 2019, 2018 and 2017, respectively.
On February 13, 2020, AIC was dissolved and in connection with its dissolution, we and each other AIC shareholder received an initial liquidating distribution of $9,000 from AIC in December 2019.

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

RMR LLC historically provided management and administrative services to AIC for a fee equal to 3.0% of the total premiums paid for insurance arranged by AIC. As a result of the property insurance program having been discontinued as of June 30, 2019, AIC has not incurred fees payable to RMR LLC since that time.
Directors’ and Officers’ Liability Insurance. We, RMR Inc., RMR LLC and certain other companies to which RMR LLC or its subsidiaries provide management services, including SIR (until it ceased to exist), participate in a combined directors’ and officers’ liability insurance policy. The current combined policy expires in September 2020. We paid aggregate premiums of $190, $198 and $91 in 2019, 2018 and 2017, respectively, for these policies.
Note 6. Concentration
Tenant and Credit Concentration
We define annualized rental income as the annualized contractual base rents from our tenants pursuant to our lease agreements as of the measurement date, plus straight line rent adjustments and estimated recurring expense reimbursements to be paid to us, and excluding lease value amortization. As of December 31, 2019, the U.S. Government, 11 state governments, and two other government tenants combined were responsible for approximately 35.5% of our annualized rental income. As of December 31, 2018 and 2017, the U.S. Government, 13 state governments and three other government tenants combined were responsible for 35.4% and 62.6% of our annualized rental income, respectively. The U.S. Government is our largest tenant by annualized rental income and represented approximately 25.0%, 25.6% and 43.5% of our annualized rental income as of December 31, 2019, 2018 and 2017, respectively.
Geographic Concentration
At December 31, 2019, our 189 wholly owned properties were located in 35 states and the District of Columbia. Properties located in Virginia, California, the District of Columbia, Texas and Maryland were responsible for approximately 15.6%, 11.9%, 10.4%, 7.9%, and 6.6% of our annualized rental income as of December 31, 2019, respectively. Properties located in the metropolitan Washington, D.C. market area were responsible for approximately 24.1% of our annualized rental income as of December 31, 2019.

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

Note 7. Indebtedness
At December 31, 2019 and 2018, our outstanding indebtedness consisted of the following:

	December 31,
	2019	2018
Revolving credit facility, due in 2023	$—	$175,000
Unsecured term loan, due in 2020	—	300,000
Unsecured term loan, due in 2022	—	88,000
Senior unsecured notes, 3.750% interest rate, due in 2019	—	350,000
Senior unsecured notes, 3.600% interest rate, due in 2020 (1)(2)	400,000	400,000
Senior unsecured notes, 4.000% interest rate, due in 2022	300,000	300,000
Senior unsecured notes, 4.150% interest rate, due in 2022 (1)	300,000	300,000
Senior unsecured notes, 4.250% interest rate, due in 2024 (1)	350,000	350,000
Senior unsecured notes, 4.500% interest rate, due in 2025 (1)	400,000	400,000
Senior unsecured notes, 5.875% interest rate, due in 2046	310,000	310,000
Mortgage note payable, 7.000% interest rate, due in 2019	—	7,939
Mortgage note payable, 5.720% interest rate, due in 2020	32,888	33,703
Mortgage note payable, 4.160% interest rate, due in 2020 (1)	40,062	40,772
Mortgage note payable, 8.150% interest rate, due in 2021	1,683	2,912
Mortgage note payable, 5.877% interest rate, due in 2021 (3)	13,166	13,437
Mortgage note payable, 4.220% interest rate, due in 2022	26,522	27,210
Mortgage note payable, 3.550% interest rate, due in 2023 (1)	71,000	71,000
Mortgage note payable, 3.700% interest rate, due in 2023 (1)	50,000	50,000
Mortgage note payable, 4.800% interest rate, due in 2023	24,108	24,509
Mortgage note payable, 4.050% interest rate, due in 2030	66,780	66,780
	2,386,209	3,311,262
Unamortized debt premiums, discounts and issuance costs	(45,756)	(56,372)
	$2,340,453	$3,254,890

(1)	We assumed these senior unsecured notes and mortgage notes in connection with the SIR Merger.

(2)
In January 2020, we redeemed, at par plus accrued interest, all $400,000 of our 3.60% senior unsecured notes due 2020 using cash on hand, proceeds from property sales and borrowings under our revolving credit facility.

(3)
The carrying value of this mortgage note of $13,128 is net of unamortized issuance costs of $38 and is included in liabilities of properties held for sale in our consolidated balance sheet as of December 31, 2019.

Our $750,000 revolving credit facility is governed by a credit agreement, or our credit agreement, with a syndicate of institutional lenders that includes a feature under which the maximum aggregate borrowing availability may be increased to up to $1,950,000 in certain circumstances.
Our $750,000 revolving credit facility is available for general business purposes, including acquisitions. The maturity date of our revolving credit facility is January 31, 2023 and, subject to our payment of an extension fee and meeting certain other conditions, we have the option to extend the stated maturity date of our revolving credit facility by two additional six month periods. We can borrow, repay and reborrow funds available under our revolving credit facility until maturity and no principal repayment is due until maturity. We are required to pay interest at a rate of LIBOR plus a premium, which was 110 basis points per annum at December 31, 2019, on the amount outstanding under our revolving credit facility. We also pay a facility fee on the total amount of lending commitments under our revolving credit facility, which was 25 basis points per annum at December 31, 2019. Both the interest rate premium and facility fee are subject to adjustment based upon changes to our credit ratings. As of December 31, 2019 and 2018, the annual interest rate payable on borrowings under our revolving credit facility was 2.7% and 3.6%, respectively. The weighted average annual interest rate for borrowings under our revolving credit facility was 3.3%, 3.0% and 2.4%, for the years ended December 31, 2019, 2018 and 2017, respectively. As of December 31, 2019, we had no amounts outstanding under our revolving credit facility and $750,000 available for borrowing. As of February 19, 2020, we had $335,000 outstanding under our revolving credit facility and $415,000 available for borrowing under our revolving credit facility.

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

During the year ended December 31, 2019, we repaid in full our $300,000 term loan, which was scheduled to mature on March 31, 2020, without penalty. The weighted average annual interest rate under this term loan was 3.9% for the period from January 1, 2019 to August 23, 2019, and 3.4% and 2.5%, for the years ended December 31, 2018 and 2017, respectively.
On February 11, 2019, we repaid the remaining $88,000 outstanding on our $250,000 term loan, which was scheduled to mature on March 31, 2022, without penalty. The weighted average annual interest rate under this term loan was 4.3% for the period from January 1, 2019 to February 11, 2019, and 3.8% and 2.9% for the years ended December 31, 2018 and 2017, respectively.
As a result of the principal payments of our term loans, we recognized a loss on early extinguishment of debt of $643 during the year ended December 31, 2019, to write off unamortized debt issuance costs.
In July 2019, we redeemed, at par plus accrued interest, all $350,000 of our 3.75% senior unsecured notes due 2019. As a result of the redemption of our 3.75% senior unsecured notes due 2019, we recognized a loss on early extinguishment of debt of $126 during the year ended December 31, 2019 to write off unamortized debt issuance costs and discounts.
In January 2020, we redeemed, at par plus accrued interest, all $400,000 of our 3.60% senior unsecured notes due 2020.
Our credit agreement and senior unsecured notes indentures and their supplements provide for acceleration of payment of all amounts due thereunder upon the occurrence and continuation of certain events of default, such as, in the case of our credit agreement, a change of control of us, which includes RMR LLC ceasing to act as our business and property manager.  Our credit agreement and our senior unsecured notes indentures and their supplements also contain covenants, including covenants that restrict our ability to incur debts, require us to comply with certain financial and other covenants and, in the case of our credit agreement, restrict our ability to make distributions under certain circumstances. We believe we were in compliance with the terms and conditions of the respective covenants under our credit agreement and senior unsecured notes indentures and their supplements at December 31, 2019.
On March 1, 2019, we repaid at maturity, at par plus accrued interest, a mortgage note secured by one property with an outstanding principal balance of $7,890 using cash on hand.
At December 31, 2019, 11 of our consolidated properties with an aggregate net book value of $597,619 were encumbered by mortgage notes with an aggregate principal amount of $326,209, including one mortgage note with an outstanding principal balance of $13,166 classified in liabilities of properties held for sale in our consolidated balance sheet. Our mortgage notes are non-recourse, subject to certain limited exceptions and do not contain any material financial covenants.
None of our unsecured debt obligations require sinking fund payments prior to their maturity dates.
The required principal payments due during the next five years and thereafter under all our outstanding consolidated debt as of December 31, 2019 are as follows:

Year	Principal Payment
2020	$475,707
2021	14,420
2022	625,518
2023	143,784
2024	350,000
Thereafter	776,780
	$2,386,209	(1)

(1)	Total consolidated debt outstanding as of December 31, 2019, net of unamortized premiums, discounts and issuance costs totaling $45,756, was $2,340,453.

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

Note 8. Fair Value of Assets and Liabilities
The following table presents certain of our assets measured at fair value at December 31, 2019, categorized by the level of inputs, as defined in the fair value hierarchy under GAAP, used in the valuation of each asset:

		Fair Value at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Non-Recurring Fair Value Measurements Assets:
Assets of properties held for sale (1)	$30,100	$—	$30,100	$—

(1)
We recorded impairment charges of $9,454 to reduce the carrying value of one property that is classified as held for sale in our consolidated balance sheet to its estimated fair value, less costs to sell of $682, based upon a negotiated sale price with a third party buyer (a Level 2 input as defined in the fair value hierarchy under GAAP). See Note 3 for more information.

In addition to the assets described in the table above, our financial instruments include our cash and cash equivalents, restricted cash, rents receivable, a mortgage note receivable, accounts payable, a revolving credit facility, senior unsecured notes, mortgage notes payable, amounts due to related persons, other accrued expenses and security deposits. At December 31, 2019 and 2018, the fair values of our financial instruments approximated their carrying values in our consolidated financial statements, due to their short term nature or floating interest rates, except as follows:

	As of December 31, 2019		As of December 31, 2018
Financial Instrument	Carrying Value (1)	Fair Value	Carrying Value (1)	Fair Value
Senior unsecured notes, 3.750% interest rate, due in 2019	$—	$—	$349,239	$348,903
Senior unsecured notes, 3.60% interest rate, due in 2020 (2)	399,934	400,048	399,146	399,146
Senior unsecured notes, 4.00% interest rate, due in 2022	297,657	306,096	296,735	295,047
Senior unsecured notes, 4.15% interest rate, due in 2022	297,795	307,221	296,736	296,736
Senior unsecured notes, 4.25% interest rate, due in 2024	340,018	364,602	337,736	337,736
Senior unsecured notes, 4.50% interest rate, due in 2025	381,055	419,578	377,329	377,329
Senior unsecured notes, 5.875% interest rate, due in 2046	300,920	322,028	300,576	274,288
Mortgage notes payable (3)	323,074	331,675	335,241	336,365
Total	$2,340,453	$2,451,248	$2,692,738	$2,665,550

(1)	Includes unamortized debt premiums, discounts and issuance costs totaling $45,756 and $55,524 as of December 31, 2019 and 2018, respectively.

(2)
In January 2020, we redeemed, at par plus accrued interest, all $400,000 of our 3.60% senior unsecured notes due 2020 using cash on hand, proceeds from property sales and borrowings under our revolving credit facility.

(3)
Includes one mortgage note with a carrying value of $13,128 net of unamortized issuance costs totaling $38 which is classified in liabilities of properties held for sale in our consolidated balance sheet as of December 31, 2019.

We estimated the fair value of our senior unsecured notes (except for our senior unsecured notes due 2046) using an average of the bid and ask price of the notes as of the measurement date (Level 2 inputs as defined in the fair value hierarchy under GAAP). We estimated the fair value of our senior unsecured notes due 2046 based on the closing price on Nasdaq (Level 1 inputs as defined in the fair value hierarchy under GAAP) as of the measurement date. We estimated the fair values of our mortgage notes payable using discounted cash flow analyses and currently prevailing market rates as of the measurement date (Level 3 inputs as defined in the fair value hierarchy under GAAP). Because Level 3 inputs are unobservable, our estimated fair value may differ materially from the actual fair value.
Note 9. Shareholders’ Equity
Share Awards
We have common shares available for issuance under the terms of the 2009 Incentive Share Award Plan, or the 2009 Plan. During the years ended December 31, 2019, 2018 and 2017, we granted to our officers and other employees of RMR LLC annual share awards of 103,100, 14,675 and 14,337 of our common shares, respectively, valued at $3,080, $995 and $1,067, in

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

aggregate, respectively. We also granted each of our eight Trustees 3,000 of our common shares in 2019 with an aggregate value of $575 ($72 per Trustee), each of our then six Trustees 750 common shares in 2018 with an aggregate value of $254 ($42 per Trustee) and each of our then six Trustees 750 common shares in 2017 with an aggregate value of $392 ($65 per Trustee) as part of their annual compensation. In addition, we granted 3,000 of our common shares, with a value of $270 ($90 per Trustee) in connection with the election of three of our Trustees in 2019 and 750 of our common shares, with a value of $41 in connection with the election of one of our Trustees in 2018. The values of the share grants were based upon the closing price of our common shares trading on Nasdaq on the date of grant. The common shares awarded to our Trustees vested immediately. The common shares granted to our officers and certain other employees of RMR LLC vest in five equal annual installments beginning on the date of grant. We include the value of granted shares in general and administrative expenses ratably over the vesting period.
A summary of shares granted, forfeited, vested and unvested under the terms of the 2009 Plan for the years ended December 31, 2019, 2018 and 2017, is as follows:

	2019		2018		2017
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of year	55,321	$73.25	26,062	$78.24	24,743	$82.36
Granted	136,100	$28.84	19,925	$64.73	18,837	$77.44
Forfeited	(1,474)	$49.10	(255)	$52.96	—	$—
Vested	(83,267)	$27.78	(18,634)	$63.80	(17,518)	$83.20
Unvested acquired in the SIR Merger (1)	—	$—	28,223	$27.48	—	$—
Unvested at end of year	106,680	$40.16	55,321	$73.25	26,062	$78.24

(1)
Represents unvested shares granted under SIR’s equity compensation plan that were converted into shares under the 2009 Plan, and which will have similar vesting requirements as shares granted under the 2009 Plan.

The 106,680 unvested shares as of December 31, 2019 are scheduled to vest as follows: 32,677 shares in 2020, 28,875 shares in 2021, 24,808 shares in 2022 and 20,320 shares in 2023. As of December 31, 2019, the estimated future compensation expense for the unvested shares was $3,672. The weighted average period over which the compensation expense will be recorded is approximately 25 months. During the years ended December 31, 2019, 2018 and 2017, we recorded $3,088, $1,337 and $1,377, respectively, of compensation expense related to the 2009 Plan. At December 31, 2019, 211,334 of our common shares remained available for issuance under the 2009 Plan.
Share Purchases
During the years ended December 31, 2019, 2018 and 2017 we purchased 15,588, 4,984 and 3,590 of our common shares, respectively, at weighted average prices of $29.76, $46.54, $73.63 per common share, respectively, from our Trustees and current and former officers and employees of RMR LLC in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of our common shares.
Distributions
During the years ended December 31, 2019, 2018 and 2017, we paid distributions on our common shares as follows:

	Annual Per Share Distribution	Total Distribution	Characterization of Distribution
Year			Return of Capital	Ordinary Income	Qualified Dividend
2019	$2.20	$105,868	—%	100.00%	—%
2018	$6.88	$170,566	68.60%	31.40%	—%
2017	$6.88	$145,209	49.35%	50.65%	—%

On January 16, 2020, we declared a dividend payable to common shareholders of record on January 27, 2020 in the amount of $0.55 per share, or $26,511. We expect to pay this distribution on or about February 20, 2020.

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

2017 Sale of Shares
On July 5, 2017, we sold 6,250,000 of our common shares at a price of $74.00 per share in an underwritten public offering. On August 3, 2017, we sold 726,757 of our common shares at a price of $74.00 per share pursuant to an overallotment option granted to the underwriters for the July offering. The aggregate net proceeds from these sales of $493,866, after payment of the underwriters’ discount and other offering expenses, were used to finance, in part, the FPO Transaction.
Cumulative Other Comprehensive Income (Loss)
Cumulative other comprehensive income (loss) represents our share of the comprehensive income (loss) of our equity method investees, and prior to December 31, 2017, the unrealized gain (loss) on our former investment in RMR Inc.
The following table presents changes in the amounts we recognized in cumulative other comprehensive income (loss) by component for the years ended December 31, 2019, 2018 and 2017:

	Unrealized Gain on Investment in Equity Securities	Equity in Unrealized Gains (Losses) of Investees (1)	Unrealized Loss on Financial Instrument (2)	Total
Balance at December 31, 2016	$21,074	$5,883	$—	$26,957
Other comprehensive income before reclassifications	24,042	9,462	—	33,504
Amounts reclassified from cumulative other comprehensive income to net income	—	(34)	—	(34)
Net current period other comprehensive income	24,042	9,428	—	33,470
Balance at December 31, 2017	45,116	15,311	—	60,427
Amounts reclassified from cumulative other comprehensive income to retained earnings	(45,116)	(15,165)	—	(60,281)
Balance at January 1, 2018	—	146	—	146
Other comprehensive loss before reclassifications	—	(3)	—	(3)
Amounts reclassified from cumulative other comprehensive income to net loss	—	(37)	—	(37)
Net current period other comprehensive loss	—	(40)	—	(40)
Balance at December 31, 2018	—	106	—	106
Other comprehensive loss before reclassifications	—	90	(200)	(110)
Amounts reclassified from cumulative other comprehensive income to net income	—	(196)	—	(196)
Net current period other comprehensive loss	—	(106)	(200)	(306)
Balance at December 31, 2019	$—	$—	$(200)	$(200)

(1)
Amounts reclassified from cumulative other comprehensive income (loss) to net income (loss) is included in equity in net losses of investees in our consolidated statements of comprehensive income (loss).

(2)	Amounts reclassified from cumulative other comprehensive income (loss) to net income (loss) is included in interest expense in our consolidated statements of comprehensive income (loss).
Preferred Units of Limited Partnership
On May 1, 2018, one of our subsidiaries redeemed all 1,813,504 of its outstanding 5.5% Series A Cumulative Preferred Units for $11.15 per unit plus accrued and unpaid distributions (an aggregate of $20,310).

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

Note 10. Equity Investment in Select Income REIT
Until October 9, 2018, we owned 24,918,421, or approximately 27.8%, of the then outstanding SIR common shares. As described in Note 1, we completed the Secondary Sale on that date. As a result of the Secondary Sale, we recorded a loss of $18,665 during the year ended December 31, 2018.
We accounted for our investment in SIR under the equity method and had previously reported our investment in SIR as a reportable segment. As a result of the Secondary Sale and the elimination of a reportable segment, our former equity method investment in SIR is classified as discontinued operations in our consolidated statements of comprehensive income (loss). See Note 11 for more information regarding discontinued operations.
Under the equity method, we recorded our proportionate share of SIR’s net income as equity in earnings of SIR in our consolidated statements of comprehensive income (loss). During the period from January 1, 2018 to October 9, 2018 and the year ended December 31, 2017, we recorded $24,358 and $21,584 of equity in earnings of SIR, respectively. Our other comprehensive income (loss) includes our proportionate share of SIR’s unrealized gains of $28 and $8,967 for the period from January 1, 2018 to October 9, 2018 and the year ended December 31, 2017, respectively.
The adjusted GAAP cost basis of our investment in SIR was less than our proportionate share of SIR’s total shareholders’ equity book value on the dates we acquired the shares. Prior to the Secondary Sale, we were accreting a basis difference to earnings over the estimated remaining useful lives of certain real estate assets and intangible assets and liabilities owned by SIR. This accretion increased our equity in the earnings of SIR by $3,233 and $2,944 for the period from January 1, 2018 to October 9, 2018 and the year ended December 31, 2017, respectively.
During the period from January 1, 2018 to October 9, 2018 and the year ended December 31, 2017, we received cash distributions from SIR totaling $38,124 and $50,832, respectively.
During the period from January 1, 2018 to October 9, 2018 and the year ended December 31, 2017, SIR issued 63,157 and 59,502 common shares, respectively. We recognized a gain on issuance of shares by SIR of $29 and $72 during the period from January 1, 2018 to October 9, 2018, and the year ended December 31, 2017, respectively, as a result of the per share issuance price of these SIR common shares being above the then average per share carrying value of our SIR common shares.

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

The following table presents summarized income statement data of SIR:

	Nine Months Ended September 30, 2018	Year Ended December 31, 2017
Revenues:
Rental income	$298,003	$392,285
Tenant reimbursements and other income	60,514	75,818
Total revenues	358,517	468,103

Expenses:
Real estate taxes	36,748	44,131
Other operating expenses	43,714	55,567
Depreciation and amortization	105,326	137,672
Acquisition and transaction related costs	3,796	1,075
General and administrative	47,353	54,909
Write-off of straight line rent receivable, net	10,626	12,517
Loss on asset impairment	—	4,047
Loss on impairment of real estate assets	9,706	229
Total expenses	257,269	310,147

Gain on sale of real estate	4,075	—
Dividend income	1,190	1,587
Unrealized gain on equity securities	53,159	—
Interest income	753	91
Interest expense	(69,446)	(92,870)
Loss on early extinguishment of debt	(1,192)	—
Income before income tax expense and equity in earnings of an investee	89,787	66,764
Income tax expense	(446)	(466)
Equity in earnings of an investee	882	608
Net income	90,223	66,906
Net income allocated to noncontrolling interest	(15,841)	—
Net income attributed to SIR	$74,382	$66,906

Weighted average common shares outstanding (basic)	89,395	89,351
Weighted average common shares outstanding (diluted)	89,411	89,370
Net income attributed to SIR per common share (basic and diluted)	$0.83	$0.75

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

Note 11. Discontinued Operations
As described in Note 1, on October 9, 2018, we sold all 24,918,421 SIR common shares that we then owned in the Secondary Sale. We recorded a loss of $18,665 during the year ended December 31, 2018 related to this sale. The sale of our SIR common shares qualifies as discontinued operations; accordingly, our former equity method investment in SIR is classified as discontinued operations in our consolidated statements of comprehensive income (loss).
As described in Note 3, in August 2017, we sold one vacant office property in Falls Church, VA with 164,746 rentable square feet and a net book value of $12,901 as of the date of sale for $13,523, excluding closing costs. Results of operations for this property, which qualified as held for sale prior to our adoption in 2014 of ASU No. 2014-8, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, are classified as discontinued operations in our consolidated statements of comprehensive income (loss).
The following table presents the components of income from discontinued operations for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
	2019	2018	2017
Equity in earnings of Select Income REIT	$—	$24,358	$21,584
Net gain on issuance of shares by Select Income REIT	—	29	72
Loss on sale of Select Income REIT shares	—	(18,665)	—
Income from property discontinued operations	—	—	173
Income from discontinued operations	$—	$5,722	$21,829

Note 12. Selected Quarterly Financial Data (Unaudited)
The following is a summary of our unaudited quarterly results of operations for 2019 and 2018.

	2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Rental income	$174,777	$176,032	$167,411	$160,184
Net income (loss) available for common shareholders	$34,019	$(64,774)	$(3,939)	$65,029
Net income (loss) available for common shareholders per common share (basic and diluted)	$0.71	$(1.35)	$(0.08)	$1.35
Common distributions declared	$0.55	$0.55	$0.55	$0.55

	2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Rental income	$108,717	$108,085	$106,102	$103,656
Net income (loss) available for common shareholders	$6,287	$29,602	$(449)	$(57,695)
Net income (loss) available for common shareholders per common share (basic and diluted)	$0.25	$1.20	$(0.02)	$(2.31)
Common distributions declared	$1.72	$1.72	$1.72	$1.72

OFFICE PROPERTIES INCOME TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2019
(dollars in thousands)

				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Cost amount carried at Close of Period
Property	Location	Number of Properties	Encumbrances (1)	Land	Buildings and Equipment		Impairments/ Writedowns	Land	Buildings and Equipment	Total (2)	Accumulated Depreciation (3)	Date(s) Acquired	Original Construction Date(s)
Inverness Center	Birmingham, AL	3	$—	$5,907	$12,098	$1,372	$—	$5,907	$13,470	$19,377	$(425)	12/31/2018	1984
445 Jan Davis Drive	Huntsville, AL	1	—	1,501	1,492	—	—	1,501	1,492	2,993	(40)	12/31/2018	2007
4905 Moores Mill Road	Huntsville, AL	1	—	4,592	36,324	1,627	—	4,592	37,951	42,543	(1,093)	12/31/2018	1979
131 Clayton Street	Montgomery, AL	1	—	920	9,084	216	—	920	9,300	10,220	(1,942)	6/22/2011	2007
4344 Carmichael Road	Montgomery, AL	1	—	1,374	11,658	233	—	1,374	11,891	13,265	(1,752)	12/17/2013	2009
15451 North 28th Avenue	Phoenix, AZ	1	—	1,917	7,416	625	—	1,917	8,041	9,958	(1,054)	9/10/2014	1996
16001 North 28th Avenue	Phoenix, AZ	1	—	3,355	412	44	—	3,355	456	3,811	(14)	12/31/2018	1998
711 S 14th Avenue	Safford, AZ	1	—	460	11,708	790	(4,440)	364	8,154	8,518	(454)	6/16/2010	1992
Regents Center	Tempe, AZ	2	—	4,121	3,042	—	—	4,121	3,042	7,163	(149)	12/31/2018	1988
Campbell Place	Carlsbad, CA	2	—	5,769	3,871	549	—	5,769	4,420	10,189	(115)	12/31/2018	2007
Folsom Corporate Center	Folsom, CA	1	—	2,904	5,583	—	—	2,904	5,583	8,487	(174)	12/31/2018	2008
Bayside Technology Park	Fremont, CA	1	—	10,784	648	(1)	—	10,784	647	11,431	(21)	12/31/2018	1990
5045 East Butler Street	Fresno, CA	1	—	7,276	61,118	139	—	7,276	61,257	68,533	(26,566)	8/29/2002	1971
10949 N. Mather Boulevard	Rancho Cordova, CA	1	—	562	16,923	916	—	562	17,839	18,401	(2,655)	10/30/2013	2012
11020 Sun Center Drive	Rancho Cordova, CA	1	—	1,466	8,797	1,401	—	1,466	10,198	11,664	(808)	12/20/2016	1983
100 Redwood Shores Parkway	Redwood City, CA	1	—	14,454	7,721	—	—	14,454	7,721	22,175	(214)	12/31/2018	1993
3875 Atherton Road	Rocklin, CA	1	—	177	853	—	—	177	853	1,030	(23)	12/31/2018	1991
801 K Street	Sacramento, CA	1	—	4,688	61,994	7,087	—	4,688	69,081	73,769	(8,306)	1/29/2016	1989
9815 Goethe Road	Sacramento, CA	1	—	1,450	9,465	1,523	—	1,450	10,988	12,438	(2,307)	9/14/2011	1992
Capitol Place	Sacramento, CA	1	—	2,290	35,891	9,822	—	2,290	45,713	48,003	(12,081)	12/17/2009	1988
4560 Viewridge Road	San Diego, CA	1	—	4,269	18,316	4,319	—	4,347	22,557	26,904	(11,467)	3/31/1997	1996
2115 O’Nel Drive	San Jose, CA	1	—	12,305	5,062	—	—	12,305	5,062	17,367	(140)	12/31/2018	1984
North First Street	San Jose, CA	1	—	8,311	4,003	188	—	8,311	4,191	12,502	(116)	12/31/2018	1984
Rio Robles Drive	San Jose, CA	3	—	23,687	13,698	614	—	23,687	14,312	37,999	(403)	12/31/2018	1984
2450 and 2500 Walsh Avenue	Santa Clara, CA	2	—	13,374	16,651	—	—	13,374	16,651	30,025	(461)	12/31/2018	1982
3250 and 3260 Jay Street	Santa Clara, CA	2	—	19,899	14,051	—	—	19,899	14,051	33,950	(390)	12/31/2018	1982
603 San Juan Avenue	Stockton, CA	1	—	563	5,470	—	—	563	5,470	6,033	(1,015)	7/20/2012	2012
350 West Java Drive	Sunnyvale, CA	1	—	24,609	462	21	—	24,609	483	25,092	(14)	12/31/2018	1984
7958 South Chester Street	Centennial, CO	1	—	6,682	7,153	105	—	6,682	7,258	13,940	(200)	12/31/2018	2000
350 Spectrum Loop	Colorado Springs, CO	1	—	3,650	7,732	86	—	3,650	7,818	11,468	(219)	12/31/2018	2000

OFFICE PROPERTIES INCOME TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2019
(dollars in thousands)

				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Cost amount carried at Close of Period
Property	Location	Number of Properties	Encumbrances (1)	Land	Buildings and Equipment		Impairments/ Writedowns	Land	Buildings and Equipment	Total (2)	Accumulated Depreciation (3)	Date(s) Acquired	Original Construction Date(s)
333 Inverness Drive South	Englewood, CO	1	—	5,711	4,543	—	—	5,711	4,543	10,254	(136)	12/31/2018	1998
12795 West Alameda Parkway	Lakewood, CO	1	1,687	2,640	23,777	1,339	—	2,640	25,116	27,756	(6,195)	1/15/2010	1988
Corporate Center	Lakewood, CO	3	—	2,887	27,537	3,889	—	2,887	31,426	34,313	(13,409)	10/11/2002	1980
11 Dupont Circle, NW	Washington, DC	1	64,686	28,255	44,743	5,095	—	28,255	49,838	78,093	(3,366)	10/2/2017	1974
1211 Connecticut Avenue, NW	Washington, DC	1	26,542	30,388	24,667	2,168	—	30,388	26,835	57,223	(1,793)	10/2/2017	1967
1401 K Street, NW	Washington, DC	1	24,502	29,215	34,656	4,461	—	29,215	39,117	68,332	(2,910)	10/2/2017	1929
20 Massachusetts Avenue	Washington, DC	1	—	12,009	51,527	21,755	—	12,223	73,068	85,291	(37,223)	3/31/1997	1996
440 First Street, NW	Washington, DC	1	—	27,903	38,624	1,332	—	27,903	39,956	67,859	(2,339)	10/2/2017	1982
625 Indiana Avenue	Washington, DC	1	—	26,000	25,955	8,491	—	26,000	34,446	60,446	(8,694)	8/17/2010	1989
840 First Street, NE	Washington, DC	1	33,219	42,727	73,278	2,222	—	42,727	75,500	118,227	(4,303)	10/2/2017	2003
10350 NW 112th Avenue	Miami, FL	1	—	4,798	2,757	—	—	4,798	2,757	7,555	(76)	12/31/2018	2002
7850 Southwest 6th Court	Plantation, FL	1	—	4,800	30,592	383	—	4,800	30,975	35,775	(6,808)	5/12/2011	1999
8900 Grand Oak Circle	Tampa, FL	1	—	1,100	11,773	427	—	1,100	12,200	13,300	(2,787)	10/15/2010	1994
180 Ted Turner Drive SW	Atlanta, GA	1	—	5,717	20,017	295	—	5,717	20,312	26,029	(3,747)	7/25/2012	2007
Corporate Square	Atlanta, GA	5	—	3,996	29,762	27,962	—	3,996	57,724	61,720	(15,442)	7/16/2004	1967
Executive Park	Atlanta, GA	1	—	1,521	11,826	4,041	—	1,521	15,867	17,388	(6,437)	7/16/2004	1972
One Georgia Center	Atlanta, GA	1	—	10,250	27,933	9,227	—	10,250	37,160	47,410	(6,646)	9/30/2011	1968
One Primerica Parkway	Duluth, GA	1	—	6,927	22,951	—	—	6,927	22,951	29,878	(636)	12/31/2018	2013
4712 Southpark Boulevard	Ellenwood, GA	1	—	1,390	19,635	118	—	1,390	19,753	21,143	(3,653)	7/25/2012	2005
91-209 Kuhela Street	Kapolei, HI	1	—	1,998	—	10	—	1,998	10	2,008	—	12/31/2018	Land
8305 NW 62nd Avenue	Johnston, IA	1	—	2,649	7,997	—	—	2,649	7,997	10,646	(221)	12/31/2018	2011
1185, 1249 & 1387 S. Vinnell Way	Boise, ID	3	—	3,390	29,026	935	—	3,390	29,961	33,351	(5,684)	9/11/2012	1996; 1997; 2002
2020 S. Arlington Heights	Arlington Heights, IL	1	—	1,450	13,588	444	—	1,450	14,032	15,482	(3,467)	12/29/2009	1988
400 South Jefferson Street	Chicago, IL	1	49,299	19,379	20,115	—	—	19,379	20,115	39,494	(558)	12/31/2018	1947
1415 West Diehl Road	Naperville, IL	1	—	12,333	20,586	776	—	12,333	21,362	33,695	(636)	12/31/2018	2001
440 North Fairway Drive	Vernon Hills, IL	1	—	4,465	441	—	—	4,465	441	4,906	(13)	12/31/2018	1,992
7601 and 7635 Interactive Way	Indianapolis, IN	2	—	3,337	14,522	26	—	3,337	14,548	17,885	(376)	12/31/2018	2003
Intech Park	Indianapolis, IN	3	—	4,170	69,759	7,050	—	4,170	76,809	80,979	(15,777)	10/14/2011	2000; 2001; 2008

OFFICE PROPERTIES INCOME TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2019
(dollars in thousands)

				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Cost amount carried at Close of Period
Property	Location	Number of Properties	Encumbrances (1)	Land	Buildings and Equipment		Impairments/ Writedowns	Land	Buildings and Equipment	Total (2)	Accumulated Depreciation (3)	Date(s) Acquired	Original Construction Date(s)
The Atrium at Circleport II	Erlanger, KY	1	—	1,796	1,933	—	—	1,796	1,933	3,729	(80)	12/31/2018	1999
7125 Industrial Road	Florence, KY	1	—	1,698	11,722	293	—	1,698	12,015	13,713	(2,074)	12/31/2012	1980
251 Causeway Street	Boston, MA	1	—	8,130	17,293	3,296	—	8,130	20,589	28,719	(4,708)	8/17/2010	1987
300 and 330 Billerica Road	Chelmsford, MA	2	—	4,700	—	458	—	4,700	458	5,158	(3)	12/31/2018	1984
75 Pleasant Street	Malden, MA	1	—	1,050	31,086	856	—	1,050	31,942	32,992	(7,500)	5/24/2010	2008
25 Newport Avenue	Quincy, MA	1	—	2,700	9,199	1,879	—	2,700	11,078	13,778	(2,464)	2/16/2011	1985
One Montvale Avenue	Stoneham, MA	1	—	1,670	11,035	2,693	—	1,670	13,728	15,398	(3,101)	6/16/2010	1945
314 Littleton Road	Westford, MA	1	—	5,691	8,487	41	—	5,691	8,528	14,219	(238)	12/31/2018	2007
Annapolis Commerce Center	Annapolis, MD	2	—	4,057	7,665	370	—	4,057	8,035	12,092	(523)	10/2/2017	1989
4201 Patterson Avenue	Baltimore, MD	1	—	901	8,097	4,099	(85)	892	12,120	13,012	(5,401)	10/15/1998	1989
7001 Columbia Gateway Drive	Columbia, MD	1	—	5,642	10,352	—	—	5,642	10,352	15,994	(305)	12/31/2018	2008
Hillside Center	Columbia, MD	2	—	3,437	4,228	576	—	3,437	4,804	8,241	(277)	10/2/2017	2001
TenThreeTwenty	Columbia, MD	1	—	3,126	16,361	1,537	—	3,126	17,898	21,024	(1,177)	10/2/2017	1982
3300 75th Avenue	Landover, MD	1	—	4,110	36,371	1,513	—	4,110	37,884	41,994	(9,310)	2/26/2010	1985
2115 East Jefferson Street	Rockville, MD	1	—	3,349	11,152	436	—	3,349	11,588	14,937	(1,815)	8/27/2013	1981
Redland 520/530	Rockville, MD	3	—	12,714	61,377	1,744	—	12,714	63,121	75,835	(3,541)	10/2/2017	2008
Redland 540	Rockville, MD	1	—	10,740	17,714	6,001	—	10,740	23,715	34,455	(1,909)	10/2/2017	2003
Rutherford Business Park	Windsor Mill, MD	1	—	1,598	10,219	472	—	1,598	10,691	12,289	(1,845)	11/16/2012	1972
3550 Green Court	Ann Arbor, MI	1	—	3,630	4,857	—	—	3,630	4,857	8,487	(142)	12/31/2018	1998
11411 E. Jefferson Avenue	Detroit, MI	1	—	630	18,002	451	—	630	18,453	19,083	(4,402)	4/23/2010	2009
Rosedale Corporate Plaza	Roseville, MN	1	—	672	6,045	1,526	—	672	7,571	8,243	(3,759)	12/1/1999	1987
1300 Summit Street	Kansas City, MO	1	—	2,776	12,070	1,143	—	2,776	13,213	15,989	(2,399)	9/27/2012	1998
2555 Grand Boulevard	Kansas City, MO	1	—	4,085	51,399	472	—	4,085	51,871	55,956	(1,408)	12/31/2018	2003
4241-4300 NE 34th Street	Kansas City, MO	1	—	1,443	6,193	4,180	—	1,780	10,036	11,816	(4,523)	3/31/1997	1995
1220 Echelon Parkway	Jackson, MS	1	—	440	25,458	258	—	440	25,716	26,156	(4,760)	7/25/2012	2009
2300 and 2400 Yorkmont Road	Charlotte, NC	2	—	1,334	19,075	1,387	—	1,334	20,462	21,796	(587)	12/31/2018	1995
18010 and 18020 Burt Street	Omaha, NE	2	—	6,977	12,500	—	—	6,977	12,500	19,477	(346)	12/31/2018	2012
500 Charles Ewing Boulevard	Ewing, NJ	1	—	4,808	26,002	—	—	4,808	26,002	30,810	(721)	12/31/2018	2012

OFFICE PROPERTIES INCOME TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2019
(dollars in thousands)

				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Cost amount carried at Close of Period
Property	Location	Number of Properties	Encumbrances (1)	Land	Buildings and Equipment		Impairments/ Writedowns	Land	Buildings and Equipment	Total (2)	Accumulated Depreciation (3)	Date(s) Acquired	Original Construction Date(s)
299 Jefferson Road	Parsippany, NJ	1	—	4,543	2,914	493	—	4,543	3,407	7,950	(85)	12/31/2018	2011
One Jefferson Road	Parsippany, NJ	1	—	4,415	5,249	10	—	4,415	5,259	9,674	(143)	12/31/2018	2009
Airline Corporate Center	Colonie, NY	1	—	790	6,400	406	—	790	6,806	7,596	(1,253)	6/22/2012	2004
5000 Corporate Court	Holtsville, NY	1	—	6,530	17,711	3,799	—	6,530	21,510	28,040	(4,492)	8/31/2011	2000
8687 Carling Road	Liverpool, NY	1	—	566	—	—	—	566	—	566	—	12/31/2018	1997
1212 Pittsford - Victor Road	Pittsford, NY	1	—	608	78	530	—	608	608	1,216	(5)	12/31/2018	1965
2231 Schrock Road	Columbus, OH	1	—	716	217	101	—	716	318	1,034	(10)	12/31/2018	1999
4600 25th Avenue	Salem, OR	1	—	6,510	17,973	6,658	—	6,510	24,631	31,141	(5,904)	12/20/2011	1957
8800 Tinicum Boulevard	Philadelphia, PA	1	40,310	5,573	22,686	—	—	5,573	22,686	28,259	(629)	12/31/2018	2000
9680 Old Bailes Road	Fort Mill, SC	1	—	834	2,944	—	—	834	2,944	3,778	(82)	12/31/2018	2007
One Memphis Place	Memphis, TN	1	—	1,630	5,645	7,435	—	1,630	13,080	14,710	(2,996)	9/17/2010	1985
16001 North Dallas Parkway	Addison, TX	2	—	10,158	63,036	331	—	10,158	63,367	73,525	(1,870)	12/31/2018	1987
Research Park	Austin, TX	2	—	4,258	13,747	536	—	4,258	14,283	18,541	(835)	12/31/2018	1999
10451 Clay Road	Houston, TX	1	—	5,495	10,253	—	—	5,495	10,253	15,748	(284)	12/31/2018	2013
202 North Castlegory Road	Houston, TX	1	—	863	5,024	—	—	863	5,024	5,887	(131)	12/31/2018	2016
6380 Rogerdale Road	Houston, TX	1	—	12,628	6,113	14	—	12,628	6,127	18,755	(170)	12/31/2018	2006
4221 W. John Carpenter Freeway	Irving, TX	1	—	1,413	2,365	1,737	—	1,413	4,102	5,515	(123)	12/31/2018	1995
8675,8701-8711 Freeport Pkwy and 8901 Esters Boulevard	Irving, TX	3	—	10,185	31,566	—	—	10,185	31,566	41,751	(875)	12/31/2018	1990
1511 East Common Street	New Braunfels, TX	1	—	4,965	1,266	67	—	4,965	1,333	6,298	(35)	12/31/2018	2005
2900 West Plano Parkway	Plano, TX	1	—	6,819	8,831	—	—	6,819	8,831	15,650	(244)	12/31/2018	1998
3400 West Plano Parkway	Plano, TX	1	—	4,543	15,964	321	—	4,543	16,285	20,828	(451)	12/31/2018	1994
3600 Wiseman Boulevard	San Antonio, TX	1	—	3,493	6,662	137	—	3,493	6,799	10,292	(194)	12/31/2018	2004
701 Clay Road	Waco, TX	1	—	2,030	8,708	9,450	—	2,060	18,128	20,188	(5,351)	12/23/1997	1997
1800 Novell Place	Provo, UT	1	—	7,487	43,487	—	—	7,487	43,487	50,974	(1,301)	12/31/2018	2000
4885-4931 North 300 West	Provo, UT	2	—	3,915	9,429	21	—	3,915	9,450	13,365	(276)	12/31/2018	2009
14660, 14672 & 14668 Lee Road	Chantilly, VA	3	—	6,966	74,214	2,278	—	6,966	76,492	83,458	(5,879)	12/22/2016	1998; 2002; 2006
1434 Crossways	Chesapeake, VA	2	—	3,617	19,527	2,010	—	3,617	21,537	25,154	(1,749)	10/2/2017	1998
Greenbrier Towers	Chesapeake, VA	2	—	3,437	11,241	1,457	—	3,437	12,698	16,135	(1,080)	10/2/2017	1985
Enterchange at Meadowville	Chester, VA	1	—	1,478	9,594	283	—	1,478	9,877	11,355	(1,558)	8/28/2013	1999
Pender Business Park	Fairfax, VA	4	—	2,487	21,386	1,127	—	2,487	22,513	25,000	(3,530)	11/4/2013	2000

OFFICE PROPERTIES INCOME TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2019
(dollars in thousands)

				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Cost amount carried at Close of Period
Property	Location	Number of Properties	Encumbrances (1)	Land	Buildings and Equipment		Impairments/ Writedowns	Land	Buildings and Equipment	Total (2)	Accumulated Depreciation (3)	Date(s) Acquired	Original Construction Date(s)
Three Flint Hill	Fairfax, VA	1	—	5,991	25,536	2,897	—	5,991	28,433	34,424	(2,058)	10/2/2017	1984
7987 Ashton Avenue	Manassas, VA	1	—	1,562	8,253	694	—	1,562	8,947	10,509	(717)	1/3/2017	1989
Two Commercial Place	Norfolk, VA	1	—	4,494	21,508	389	—	4,494	21,897	26,391	(563)	12/31/2018	1974
1759 & 1760 Business Center Drive	Reston, VA	2	—	9,066	78,658	4,093	—	9,066	82,751	91,817	(11,392)	5/28/2014	1987
1775 Wiehle Avenue	Reston, VA	1	—	4,138	26,120	1,446	—	4,138	27,566	31,704	(1,583)	10/2/2017	2001
501 South 5th Street	Richmond, VA	1	—	14,767	39,101	230	—	14,767	39,331	54,098	(1,134)	12/31/2018	2009
9201 Forest Hill Avenue	Richmond, VA	1	—	1,344	375	150	—	1,344	525	1,869	(12)	12/31/2018	1985
9960 Mayland Drive	Richmond, VA	1	—	2,614	15,930	2,440	—	2,614	18,370	20,984	(2,559)	5/20/2014	1994
Parham Place	Richmond, VA	3	—	913	1,099	15	—	913	1,114	2,027	(31)	12/31/2018	1989; 2012
1751 Blue Hills Drive	Roanoke, VA	1	—	2,689	7,761	—	—	2,689	7,761	10,450	(215)	12/31/2018	2003
Atlantic Corporate Park	Sterling, VA	2	—	5,752	29,316	2,055	—	5,752	31,371	37,123	(1,690)	10/2/2017	2008
Orbital Sciences Campus	Sterling, VA	3	—	12,275	19,320	25	—	12,275	19,345	31,620	(570)	12/31/2018	2001
Sterling Business Park Lots 8 and 9	Sterling, VA	1	—	9,177	44,324	52	—	9,177	44,376	53,553	(2,493)	10/2/2017	2016
65 Bowdoin Street	S. Burlington, VT	1	—	700	8,416	140	—	700	8,556	9,256	(2,090)	4/9/2010	2009
840 North Broadway	Everett, WA	2	—	3,360	15,376	2,649	—	3,360	18,025	21,385	(3,716)	6/28/2012	1985
Stevens Center	Richland, WA	2	—	3,970	17,035	4,456	—	4,042	21,419	25,461	(10,658)	3/31/1997	1995
351, 401, 501 Elliott Ave West	Seattle, WA	3	69,701	26,640	52,740	654	—	26,640	53,394	80,034	(1,467)	12/31/2018	2000
11050 West Liberty Drive	Milwaukee, WI	1	—	945	4,539	103	—	945	4,642	5,587	(998)	6/9/2011	2006
5353 Yellowstone Road	Cheyenne, WY	1	—	1,915	8,217	1,346	—	1,950	9,528	11,478	(4,907)	3/31/1997	1995
		183	$309,946	$839,889	$2,425,029	$232,838	$(4,525)	$840,550	$2,652,681	$3,493,231	$(387,656)
Properties Held for Sale								—	—	—	—
1 Targeting Center	Windsor, CT	1	—	1,428	588	—	—	1,428	588	2,016	(13)	12/31/2018	1980
475 Bond Street	Lincolnshire, IL	1	—	4,764	552	—	—	4,764	552	5,316	(11)	12/31/2018	2000
50 West State Street	Trenton, NJ	1	—	5,000	38,203	3,337	(18,623)	3,866	24,051	27,917	—	12/30/2010	1989
3920 Pender Drive	Fairfax, VA	1	13,128	2,934	12,840	538	—	2,934	13,378	16,312	(1,796)	3/21/2014	1981
Aquia Commerce Center	Stafford, VA	2	—	2,090	7,465	784	—	2,090	8,249	10,339	(1,733)	6/22/2011	1988; 1999
		6	13,128	16,216	59,648	4,659	(18,623)	15,082	46,818	61,900	(3,553)
		189	$323,074	$856,105	$2,484,677	$237,497	$(23,148)	$855,632	$2,699,499	$3,555,131	$(391,209)
(1) Represents mortgage debt, net of the unamortized balance of the fair value adjustments and debt issuance costs totaling $3,135.
(2) Excludes the value of real estate intangibles. Aggregate cost for federal income tax purposes is approximately $6,971,434.
(3) Depreciation on building and improvements is provided for periods ranging up to 40 years and on equipment up to 12 years.

OFFICE PROPERTIES INCOME TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2019
(dollars in thousands)

An analysis of the carrying amount of real estate properties and accumulated depreciation is as follows:

	Real Estate Properties	Accumulated Depreciation
Balance at December 31, 2016	$1,888,760	$296,804
Additions	1,100,138	45,315
Loss on asset impairment	(9,490)	—
Disposals	(3,687)	(271)
Balance at December 31, 2017	2,975,721	341,848
Additions	1,486,342	65,215
Loss on asset impairment	(8,630)	—
Disposals	(286,837)	(18,740)
Cost basis adjustment (1)	(5,005)	(5,005)
Reclassification of assets of properties held for sale	(216,955)	(8,171)
Balance at December 31, 2018	3,944,636	375,147
Additions	66,221	89,398
Loss on asset impairment	(22,255)	—
Disposals	(424,302)	(64,167)
Cost basis adjustment (1)	(9,169)	(9,169)
Reclassification of assets of properties held for sale	(61,900)	(3,553)
Balance at December 31, 2019	$3,493,231	$387,656

(1)	Represents the reclassification between accumulated depreciation and building made to certain properties reclassified as assets of properties held for sale at fair value in accordance with GAAP.

SIGNATURES
Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OFFICE PROPERTIES INCOME TRUST
By:	/s/ David M. Blackman
David M. Blackman President and Chief Executive Officer

Dated: February 20, 2020
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David M. Blackman	Managing Trustee, President and Chief Executive Officer (principal executive officer)	February 20, 2020
David M. Blackman

/s/ Matthew C. Brown	Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)	February 20, 2020
Matthew C. Brown

/s/ Adam D. Portnoy	Managing Trustee	February 20, 2020
Adam D. Portnoy

/s/ Donna D. Fraiche	Independent Trustee	February 20, 2020
Donna D. Fraiche

/s/ Barbara D. Gilmore	Independent Trustee	February 20, 2020
Barbara D. Gilmore

/s/ John L. Harrington	Independent Trustee	February 20, 2020
John L. Harrington

/s/ William A. Lamkin	Independent Trustee	February 20, 2020
William A. Lamkin

/s/ Elena Poptodorova	Independent Trustee	February 20, 2020
Elena Poptodorova

/s/ Jeffrey P. Somers	Independent Trustee	February 20, 2020
Jeffrey P. Somers