Form 10-Q
period 2020-03-31
OFFICE PROPERTIES INCOME TRUST
filed 2020-05-01
CIK 1456772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Number of registrant’s common shares of beneficial interest, $.01 par value per share, outstanding as of April 30, 2020: 48,200,929

OFFICE PROPERTIES INCOME TRUST

FORM 10-Q

March 31, 2020

References in this Quarterly Report on Form 10-Q to “the Company”, “OPI”, “we”, “us” or “our” include Office Properties Income Trust and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

PART I.    Financial Information
Item 1.    Financial Statements
OFFICE PROPERTIES INCOME TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)
(unaudited)

	March 31,	December 31,
	2020	2019
ASSETS
Real estate properties:
Land	$843,418	$840,550
Buildings and improvements	2,672,467	2,652,681
Total real estate properties, gross	3,515,885	3,493,231
Accumulated depreciation	(403,229)	(387,656)
Total real estate properties, net	3,112,656	3,105,575
Assets of properties held for sale	—	70,877
Investments in unconsolidated joint ventures	39,429	39,756
Acquired real estate leases, net	689,512	732,382
Cash and cash equivalents	29,657	93,744
Restricted cash	4,349	6,952
Rents receivable	90,462	83,556
Deferred leasing costs, net	42,612	40,107
Other assets, net	20,028	20,187
Total assets	$4,028,705	$4,193,136

LIABILITIES AND SHAREHOLDERS’ EQUITY
Unsecured revolving credit facility	$348,000	$—
Senior unsecured notes, net	1,619,528	2,017,379
Mortgage notes payable, net	244,252	309,946
Liabilities of properties held for sale	—	14,693
Accounts payable and other liabilities	106,066	125,048
Due to related persons	7,973	7,141
Assumed real estate lease obligations, net	12,512	13,175
Total liabilities	2,338,331	2,487,382

Commitments and contingencies

Shareholders’ equity:
Common shares of beneficial interest, $.01 par value: 200,000,000 shares authorized, 48,200,929 and 48,201,941 shares issued and outstanding, respectively	482	482
Additional paid in capital	2,612,777	2,612,425
Cumulative net income	188,057	177,217
Cumulative other comprehensive loss	(261)	(200)
Cumulative common distributions	(1,110,681)	(1,084,170)
Total shareholders’ equity	1,690,374	1,705,754
Total liabilities and shareholders’ equity	$4,028,705	$4,193,136

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OFFICE PROPERTIES INCOME TRUST
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(amounts in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2020	2019

Rental income	$149,885	$174,777

Expenses:
Real estate taxes	16,807	18,392
Utility expenses	7,012	9,381
Other operating expenses	25,880	30,136
Depreciation and amortization	62,943	77,521
Loss on impairment of real estate	—	3,204
Acquisition and transaction related costs	—	584
General and administrative	7,109	8,723
Total expenses	119,751	147,941

Gain on sale of real estate	10,756	22,092
Dividend income	—	980
Gain on equity securities	—	22,128
Interest and other income	706	248
Interest expense (including net amortization of debt premiums, discounts and issuance costs of $2,283 and $2,841, respectively)	(27,159)	(37,133)
Loss on early extinguishment of debt	(3,282)	(414)
Income before income tax expense and equity in net losses of investees	11,155	34,737
Income tax expense	(39)	(483)
Equity in net losses of investees	(276)	(235)
Net income	10,840	34,019
Other comprehensive income (loss):
Unrealized loss on financial instrument	(61)	(98)
Equity in unrealized gain of investees	—	66
Other comprehensive loss	(61)	(32)
Comprehensive income	$10,779	$33,987

Weighted average common shares outstanding (basic)	48,095	48,031
Weighted average common shares outstanding (diluted)	48,095	48,046

Per common share amounts (basic and diluted):
Net income	$0.23	$0.71

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OFFICE PROPERTIES INCOME TRUST
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(dollars in thousands)
(unaudited)

	Number of Shares	Common Shares	Additional Paid In Capital	Cumulative Net Income	Cumulative Other Comprehensive Income (Loss)	Cumulative Common Distributions	Total Shareholders’ Equity
Balance at December 31, 2019	48,201,941	$482	$2,612,425	$177,217	$(200)	$(1,084,170)	$1,705,754
Share grants	—	—	379	—	—	—	379
Share repurchases	(1,012)	—	(27)	—	—	—	(27)
Net current period other comprehensive loss	—	—	—	—	(61)	—	(61)
Net income	—	—	—	10,840	—	—	10,840
Distributions to common shareholders	—	—	—	—	—	(26,511)	(26,511)
Balance at March 31, 2020	48,200,929	$482	$2,612,777	$188,057	$(261)	$(1,110,681)	$1,690,374

Balance at December 31, 2018	48,082,903	$481	$2,609,801	$146,882	$106	$(978,302)	$1,778,968
Share grants	9,000	—	865	—	—	—	865
Amount reclassified from cumulative other comprehensive income to net income	—	—	—	—	(371)	—	(371)
Net current period other comprehensive loss	—	—	—	—	(32)	—	(32)
Net income	—	—	—	34,019	—	—	34,019
Distributions to common shareholders	—	—	—	—	—	(26,445)	(26,445)
Balance at March 31, 2019	48,091,903	$481	$2,610,666	$180,901	$(297)	$(1,004,747)	$1,787,004

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OFFICE PROPERTIES INCOME TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Three Months Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,840	$34,019
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	20,499	23,629
Net amortization of debt premiums, discounts and issuance costs	2,283	2,841
Amortization of acquired real estate leases	42,457	53,837
Amortization of deferred leasing costs	1,665	1,350
Gain on sale of real estate	(10,756)	(22,092)
Loss on impairment of real estate	—	3,204
Loss on early extinguishment of debt	2,144	414
Straight line rental income	(5,583)	(6,794)
Other non-cash expenses, net	107	593
Gain on equity securities	—	(22,128)
Equity in net losses of investees	276	235
Change in assets and liabilities:
Rents receivable	(1,087)	14,390
Deferred leasing costs	(4,466)	(7,985)
Other assets	180	2,873
Accounts payable and other liabilities	(21,790)	(30,387)
Due to related persons	832	(29,257)
Net cash provided by operating activities	37,601	18,742

CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate acquisitions	(11,864)	—
Real estate improvements	(14,525)	(12,969)
Distributions in excess of earnings from unconsolidated joint ventures	51	521
Proceeds from sale of properties, net	68,433	262,779
Net cash provided by investing activities	42,095	250,331

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of mortgage notes payable	(67,848)	(8,954)
Repayment of unsecured term loans	—	(153,000)
Repayment of senior unsecured notes	(400,000)	—
Borrowings on unsecured revolving credit facility	418,467	85,000
Repayments on unsecured revolving credit facility	(70,467)	(180,000)
Repurchase of common shares	(27)	—
Distributions to common shareholders	(26,511)	(26,445)
Net cash used in financing activities	(146,386)	(283,399)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OFFICE PROPERTIES INCOME TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(dollars in thousands)
(unaudited)

	Three Months Ended March 31,
	2020	2019
Decrease in cash, cash equivalents and restricted cash	$(66,690)	$(14,326)
Cash, cash equivalents and restricted cash at beginning of period	100,696	38,943
Cash, cash equivalents and restricted cash at end of period	$34,006	$24,617

	Three Months Ended March 31,
	2020	2019
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$37,715	$49,545
Income taxes paid	$—	$7

NON-CASH INVESTING ACTIVITIES:
Sale of properties	$13,095	$—

NON-CASH FINANCING ACTIVITIES:
Repayment of mortgage notes payable related to properties sold	$(13,095)	$—

SUPPLEMENTAL DISCLOSURE OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows:

	As of March 31,
	2020	2019
Cash and cash equivalents	$29,657	$20,153
Restricted cash	4,349	4,464
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$34,006	$24,617

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

Note 1. Basis of Presentation
The accompanying condensed consolidated financial statements of Office Properties Income Trust and its subsidiaries, or OPI, we, us or our, are unaudited. Certain information and disclosures required by U.S. generally accepted accounting principles, or GAAP, for complete financial statements have been condensed or omitted. We believe the disclosures made are adequate to make the information presented not misleading. However, the accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2019, or our 2019 Annual Report. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair statement of results for the interim period have been included. All intercompany transactions and balances with or among our consolidated subsidiaries have been eliminated. Our operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.
The preparation of these financial statements in conformity with GAAP requires us to make estimates and assumptions that affect reported amounts. Actual results could differ from those estimates. Significant estimates in the condensed consolidated financial statements include purchase price allocations, useful lives of fixed assets and assessment of impairment of real estate and the related intangibles.
Note 2. Recent Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires that entities use a new forward looking “expected loss” model that generally will result in the earlier recognition of allowance for credit losses. The measurement of expected credit losses is based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. We adopted ASU No. 2016-13 on January 1, 2020 using the modified retrospective approach. The implementation of this standard did not have a material impact in our condensed consolidated financial statements.
Note 3. Weighted Average Common Shares
The following table provides a reconciliation of the weighted average number of common shares used in the calculation of basic and diluted earnings per share (in thousands):

	For the Three Months
	Ended March 31,
	2020	2019
Weighted average common shares for basic earnings per share	48,095	48,031
Effect of dilutive securities: unvested share awards	—	15
Weighted average common shares for diluted earnings per share (1)	48,095	48,046

(1)	For the three months ended March 31, 2020, certain unvested common shares were not included in the calculation of diluted earnings per share because to do so would have been antidilutive.
Note 4. Real Estate Properties
As of March 31, 2020, our wholly owned properties were comprised of 184 properties with approximately 24.9 million rentable square feet, with an aggregate undepreciated carrying value of $3,515,885 and we had noncontrolling ownership interests in three properties totaling approximately 0.4 million rentable square feet through two unconsolidated joint ventures in which we own 51% and 50% interests. We generally lease space at our properties on a gross lease, modified gross lease or net lease basis pursuant to fixed term contracts expiring between 2020 and 2040. Some of our leases generally require us to pay all or some property operating expenses and to provide all or most property management services. During the three months ended March 31, 2020, we entered into 27 leases for 0.6 million rentable square feet for a weighted (by rentable square feet) average lease term of 4.8 years and we made commitments for approximately $12,930 of leasing related costs.
As of March 31, 2020, we have estimated unspent leasing related obligations of $57,348.

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)

We regularly evaluate whether events or changes in circumstances have occurred that could indicate an impairment in the value of our long lived assets. If there is an indication that the carrying value of an asset is not recoverable, we estimate the projected undiscounted cash flows to determine if an impairment loss should be recognized. The future net undiscounted cash flows are subjective and are based in part on assumptions regarding hold periods, market rents and terminal capitalization rates. We determine the amount of any impairment loss by comparing the historical carrying value to estimated fair value. We estimate fair value through an evaluation of recent financial performance and projected discounted cash flows using standard industry valuation techniques. In addition to the consideration of impairment upon the events or changes in circumstances described above, we regularly evaluate the remaining lives of our long lived assets. If we change our estimate of the remaining lives, we allocate the carrying value of the affected assets over their revised remaining lives.
Acquisition Activities
In February 2020, we acquired a property adjacent to a property we own in Boston, MA for $11,864, including $364 of acquisition related costs. This acquisition was accounted for as an asset acquisition. The purchase price of this acquisition was allocated to land and building in the amounts of $2,618 and $9,246, respectively.
Disposition Activities
During the three months ended March 31, 2020, we sold six properties with a combined 0.7 million rentable square feet for an aggregate sales price of $85,363, excluding closing costs and including the repayment of one mortgage note with an outstanding principal balance of $13,095, an annual interest rate of 5.9% and a maturity date in August 2021. The sales of these properties, as presented in the table below, do not represent significant dispositions individually or in the aggregate nor do they represent a strategic shift in our business. As a result, the results of operations of these properties are included in continuing operations through the date of sale in our condensed consolidated statements of comprehensive income.

Date of Sale	Number of Properties	Location	Rentable Square Feet	Gross Sales Price (1)	Gain (Loss) on Sale of Real Estate
January 2020	2	Stafford, VA	64,656	$14,063	$4,704
January 2020	1	Windsor, CT	97,256	7,000	314
February 2020	1	Lincolnshire, IL	222,717	12,000	1,176
March 2020	1	Trenton, NJ	267,025	30,100	(192)
March 2020	1	Fairfax, VA	83,130	22,200	4,754
	6		734,784	$85,363	$10,756

(1)	Gross sales price is equal to the gross contract price, includes purchase price adjustments, if any, and excludes closing costs.
Unconsolidated Joint Ventures
We own interests in two joint ventures that own three properties. We account for these investments under the equity method of accounting. As of March 31, 2020 and December 31, 2019, our investments in unconsolidated joint ventures consisted of the following:

		OPI Carrying Value of Investments at
Joint Venture	OPI Ownership	March 31, 2020	December 31, 2019	Number of Properties	Location	Rentable Square Feet
Prosperity Metro Plaza	51%	$22,405	$22,483	2	Fairfax, VA	328,456
1750 H Street, NW	50%	17,024	17,273	1	Washington, D.C.	115,411
Total		$39,429	$39,756	3		443,867

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)

The following table provides a summary of the mortgage debt of our two unconsolidated joint ventures:

Joint Venture	Interest Rate (1)	Maturity Date	Principal Balance at March 31, 2020 and December 31, 2019 (2)
Prosperity Metro Plaza	4.09%	12/1/2029	$50,000
1750 H Street, NW	3.69%	8/1/2024	32,000
Weighted Average / Total	3.93%		$82,000

(1)	Includes the effect of mark to market purchase accounting.

(2)	Reflects the entire balance of the debt secured by the properties and is not adjusted to reflect the interests in the joint ventures we do not own. None of the debt is recourse to us.
At March 31, 2020, the aggregate unamortized basis difference of our two unconsolidated joint ventures of $7,828 is primarily attributable to the difference between the amount we paid to purchase our interest in these joint ventures, including transaction costs, and the historical carrying value of the net assets of these joint ventures. This difference is being amortized over the remaining useful life of the related properties and the resulting amortization expense is included in equity in net losses of investees in our condensed consolidated statements of comprehensive income.
Note 5. Leases
Revenue Recognition. Our leases provide for base rent payments and in addition may include variable payments. Rental income from operating leases, including any payments derived by index or market-based indices, is recognized on a straight line basis over the lease term when we have determined that the collectability of substantially all of the lease payments is probable. Some of our leases have options to extend or terminate the lease exercisable at the option of our tenants, which are considered when determining the lease term. In certain circumstances, some leases provide the tenant with the right to terminate if the legislature or other funding authority does not appropriate the funding necessary for the tenant to meet its lease obligations; we have determined the fixed non-cancelable lease term of these leases to be the full term of the lease because we believe the occurrence of early terminations to be remote contingencies based on both our historical experience and our assessments of the likelihood of lease cancellation on a separate lease basis.
We increased rental income to record revenue on a straight line basis by $5,583 and $6,794 for the three months ended March 31, 2020 and 2019, respectively. Rents receivable, excluding properties classified as held for sale, include $60,365 and $54,837 of straight line rent receivables at March 31, 2020 and December 31, 2019, respectively.
We do not include in our measurement of our lease receivables certain variable payments, including payments determined by changes in the index or market-based indices after the inception of the lease, certain tenant reimbursements and other income until the specific events that trigger the variable payments have occurred. Such payments totaled $19,746 and $23,394 for the three months ended March 31, 2020 and 2019, respectively, of which tenant reimbursements totaled $18,622 and $22,124, respectively.
As a result of the COVID-19 pandemic, some of our tenants have requested rent assistance. As of April 28, 2020, we have granted temporary rent assistance totaling $1,403 to 18 of our tenants who represent approximately 2.4% of our annualized rental income, as defined below, as of March 31, 2020, pursuant to a deferred payment plan whereby these tenants will be obligated to pay, in most cases, the deferred rent over a 12-month period beginning in September 2020. These deferred amounts did not impact our 2020 first quarter results.
Right of Use Asset and Lease Liability. For leases where we are the lessee, we are required to record a right of use asset and lease liability for all leases with a term greater than 12 months. As of March 31, 2020, we had one lease that met these criteria where we are the lessee, which expires on January 31, 2021. We sublease a portion of the space, which sublease expires on January 31, 2021. The values of the right of use asset and related liability representing our future obligation under the lease arrangement for which we are the lessee were $1,660 and $1,687, respectively, as of March 31, 2020, and $2,149 and $2,179, respectively, as of December 31, 2019. The right of use asset and related lease liability are included within other assets, net and accounts payable and other liabilities, respectively, within our condensed consolidated balance sheets. Rent expense incurred under the lease, net of sublease revenue, was $446 and $434 for the three months ended March 31, 2020 and 2019, respectively.

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)

Note 6. Concentration
Tenant Concentration
We define annualized rental income as the annualized contractual base rents from our tenants pursuant to our lease agreements as of the measurement date, plus straight line rent adjustments and estimated recurring expense reimbursements to be paid to us, and excluding lease value amortization. As of March 31, 2020, the U.S. Government, 10 state governments and two other government tenants combined were responsible for approximately 34.6% of our annualized rental income. As of March 31, 2019, the U.S. Government, 13 state governments and three other government tenants combined were responsible for approximately 35.9% of our annualized rental income. The U.S. Government is our largest tenant by annualized rental income and was responsible for approximately 25.0% and 25.8% of our annualized rental income as of March 31, 2020 and 2019, respectively.
Geographic Concentration
At March 31, 2020, our 184 wholly owned properties were located in 34 states and the District of Columbia. Properties located in Virginia, California, the District of Columbia, Texas and Maryland were responsible for 15.2%, 12.1%, 11.0%, 8.2% and 6.4% of our annualized rental income as of March 31, 2020, respectively.
Note 7. Indebtedness
Our principal debt obligations at March 31, 2020 were: (1) $348,000 of outstanding borrowings under our $750,000 unsecured revolving credit facility; (2) $1,660,000 aggregate outstanding principal amount of senior unsecured notes; and (3) $245,266 aggregate outstanding principal amount of mortgage notes.
Our $750,000 revolving credit facility is governed by a credit agreement, or our credit agreement, with a syndicate of institutional lenders that includes a feature under which the maximum aggregate borrowing availability may be increased to up to $1,950,000 in certain circumstances.
Our $750,000 revolving credit facility is available for general business purposes, including acquisitions. The maturity date of our revolving credit facility is January 31, 2023 and, subject to our payment of an extension fee and meeting certain other conditions, we have the option to extend the stated maturity date of our revolving credit facility by two additional six month periods. We can borrow, repay and reborrow funds available under our revolving credit facility until maturity and no principal repayment is due until maturity. We are required to pay interest at a rate of LIBOR plus a premium, which was 110 basis points per annum at March 31, 2020, on the amount outstanding under our revolving credit facility. We also pay a facility fee on the total amount of lending commitments under our revolving credit facility, which was 25 basis points per annum at March 31, 2020. Both the interest rate premium and facility fee are subject to adjustment based upon changes to our credit ratings. As of March 31, 2020 and December 31, 2019, the annual interest rate payable on borrowings under our revolving credit facility was 1.8% and 2.7%, respectively. The weighted average annual interest rate for borrowings under our revolving credit facility was 2.6% and 3.5% for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020 and April 30, 2020, we had $348,000 and $355,000, respectively, outstanding under our revolving credit facility, and $402,000 and $395,000, respectively, available for borrowing under our revolving credit facility.
In January 2020, we redeemed, at par plus accrued interest, all $400,000 of our 3.60% senior unsecured notes due 2020. As a result of the redemption of our 3.60% senior unsecured notes due 2020, we recognized a loss on early extinguishment of debt of $61 during the three months ended March 31, 2020, to write off unamortized discounts.
Our credit agreement and senior unsecured notes indentures and their supplements provide for acceleration of payment of all amounts due thereunder upon the occurrence and continuation of certain events of default, such as, in the case of our credit agreement, a change of control of us, which includes The RMR Group LLC, or RMR LLC, ceasing to act as our business and property manager. Our credit agreement and senior unsecured notes indentures and their supplements also contain covenants, including covenants that restrict our ability to incur debts, require us to comply with certain financial covenants and, in the case of our credit agreement, restrict our ability to make distributions under certain circumstances. We believe we were in compliance with the terms and conditions of the respective covenants under our credit agreement and senior unsecured notes indentures and their supplements at March 31, 2020.

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)

In March 2020, in connection with the sale of one property, we prepaid, at a premium plus accrued interest, a mortgage note secured by that property with an outstanding principal balance of $13,095, an annual interest rate of 5.9% and a maturity date in August 2021, which was classified in liabilities of properties held for sale in our condensed consolidated balance sheet as of December 31, 2019. As a result of the prepayment of this mortgage note, we recognized a loss on early extinguishment of debt of $508 during the three months ended March 31, 2020, from a prepayment penalty and the write off of unamortized debt issuance costs.
In March 2020, we prepaid, at a premium plus accrued interest, a mortgage note secured by one property with an outstanding principal balance of $66,780, an annual interest rate of 4.0% and a maturity date in September 2030. As a result of the prepayment of this mortgage note, we recognized a loss on early extinguishment of debt of $2,713 during the three months ended March 31, 2020, from a prepayment penalty and the write off of unamortized discounts.
In April 2020, we prepaid, at par plus accrued interest, a mortgage note secured by one property with an outstanding principal balance of $32,677, an annual interest rate of 5.7% and a maturity date in July 2020.
At March 31, 2020, nine of our consolidated properties with an aggregate net book value of $495,229 were encumbered by mortgage notes with an aggregate principal amount of $245,266. Our mortgage notes are non-recourse, subject to certain limited exceptions and do not contain any material financial covenants.
Note 8. Fair Value of Assets and Liabilities
Our financial instruments include our cash and cash equivalents, restricted cash, rents receivable, a mortgage note receivable, accounts payable, a revolving credit facility, senior unsecured notes, mortgage notes payable, amounts due to related persons, other accrued expenses and security deposits. At March 31, 2020 and December 31, 2019, the fair values of our financial instruments approximated their carrying values in our condensed consolidated financial statements, due to their short term nature or floating interest rates, except as follows:

	As of March 31, 2020		As of December 31, 2019
Financial Instrument	Carrying Value (1)	Fair Value	Carrying Value (1)	Fair Value
Senior unsecured notes, 3.60% interest rate, due in 2020	$—	$—	$399,934	$400,048
Senior unsecured notes, 4.00% interest rate, due in 2022	297,887	294,464	297,657	306,096
Senior unsecured notes, 4.15% interest rate, due in 2022	298,059	292,616	297,795	307,221
Senior unsecured notes, 4.25% interest rate, due in 2024	340,588	337,227	340,018	364,602
Senior unsecured notes, 4.50% interest rate, due in 2025	381,987	361,020	381,055	419,578
Senior unsecured notes, 5.875% interest rate, due in 2046	301,007	248,000	300,920	322,028
Mortgage notes payable (2)	244,252	254,619	323,074	331,675
Total	$1,863,780	$1,787,946	$2,340,453	$2,451,248

(1)	Includes unamortized debt premiums, discounts and issuance costs totaling $41,486 and $45,756 as of March 31, 2020 and December 31, 2019, respectively.

(2)
Balance as of December 31, 2019 includes one mortgage note with a carrying value of $13,128 net of unamortized issuance costs totaling $38 which is classified in liabilities of properties held for sale in our condensed consolidated balance sheet. This mortgage note was secured by a property in Fairfax, VA that was sold in March 2020. The mortgage note was repaid at closing.

We estimated the fair value of our senior unsecured notes (except for our senior unsecured notes due 2046) using an average of the bid and ask price of the notes (Level 2 inputs as defined in the fair value hierarchy under GAAP) as of the measurement date. We estimated the fair value of our senior unsecured notes due 2046 based on the closing price on The Nasdaq Stock Market LLC, or Nasdaq, (Level 1 inputs as defined in the fair value hierarchy under GAAP) as of the measurement date. We estimated the fair values of our mortgage notes payable using discounted cash flow analyses and currently prevailing market rates (Level 3 inputs as defined in the fair value hierarchy under GAAP) as of the measurement date. Because Level 3 inputs are unobservable, our estimated fair value may differ materially from the actual fair value.

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)

Note 9. Shareholders’ Equity
Share Purchases
On January 9, 2020 and March 13, 2020, we purchased an aggregate of 410 and 602 of our common shares, respectively, valued at $32.89 and $22.65 per share, respectively, the closing prices of our common shares on Nasdaq on those days, from certain former officers and employees of RMR LLC in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of our common shares.
Distributions
During the three months ended March 31, 2020, we declared and paid a regular quarterly distribution to common shareholders as follows:

Declaration Date	Record Date	Paid Date	Distribution Per Common Share	Total Distribution
January 16, 2020	January 27, 2020	February 20, 2020	$0.55	$26,511
On April 2, 2020, we declared a regular quarterly distribution to common shareholders of record on April 13, 2020 of $0.55 per share, or approximately $26,500. We expect to pay this distribution on or about May 21, 2020.
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
Pursuant to our business management agreement with RMR LLC, we recognized net business management fees of $4,699 and $5,722 for the three months ended March 31, 2020 and 2019, respectively. Based on our common share total return, as defined in our business management agreement, as of March 31, 2020 and 2019, no estimated incentive fees are included in the net business management fees we recognized for the three months ended March 31, 2020 or 2019. The actual amount of annual incentive fees for 2020, if any, will be based on our common share total return, as defined in our business management agreement, for the three year period ending December 31, 2020, and will be payable in 2021. We did not incur an incentive fee payable to RMR LLC for the year ended December 31, 2019. We include business management fees in general and administrative expenses in our condensed consolidated statements of comprehensive income.
Pursuant to our property management agreement with RMR LLC, we recognized aggregate net property management and construction supervision fees of $5,064 and $5,449 for the three months ended March 31, 2020 and 2019, respectively. These amounts are included in other operating expenses or have been capitalized, as appropriate, in our condensed consolidated financial statements.
We are generally responsible for all of our operating expenses, including certain expenses incurred or arranged by RMR LLC on our behalf. We are generally not responsible for payment of RMR LLC’s employment, office or administrative expenses incurred to provide management services to us, except for the employment and related expenses of RMR LLC’s employees assigned to work exclusively or partly at our properties, our share of the wages, benefits and other related costs of RMR LLC’s centralized accounting personnel, our share of RMR LLC’s costs for providing our internal audit function and as otherwise agreed. Our property level operating expenses are generally incorporated into the rents charged to our tenants, including certain payroll and related costs incurred by RMR LLC. We reimbursed RMR LLC $5,991 and $6,624 for these expenses and costs for the three months ended March 31, 2020 and 2019, respectively. We included these amounts in other operating expenses and general and administrative expenses, as applicable, in our condensed consolidated statements of comprehensive income.
Note 11. Related Person Transactions
We have relationships and historical and continuing transactions with RMR LLC, The RMR Group Inc., or RMR Inc., and others related to them, including other companies to which RMR LLC or its subsidiaries provide management services and

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)

some of which have trustees, directors or officers who are also our Trustees or officers. RMR LLC is a majority owned subsidiary of RMR Inc. The Chair of our Board of Trustees and one of our Managing Trustees, Adam Portnoy, is the sole trustee, an officer and the controlling shareholder of ABP Trust, which is the controlling shareholder of RMR Inc., a managing director, the president and chief executive officer of RMR Inc. and an officer and employee of RMR LLC. David Blackman, our other Managing Trustee and President and Chief Executive Officer, also serves as an executive officer of RMR LLC, and each of our other officers is also an officer and employee of RMR LLC. Some of our Independent Trustees also serve as independent trustees or independent directors of other public companies to which RMR LLC or its subsidiaries provide management services. Adam Portnoy serves as chair of the boards of trustees or boards of directors of several of these public companies and as a managing director or managing trustee of these public companies. Other officers of RMR LLC, including Mr. Blackman and certain of our other officers, serve as managing trustees, managing directors or officers of certain of these companies.
Our Manager, RMR LLC. We have two agreements with RMR LLC to provide management services to us. For more information regarding our management agreements with RMR LLC, see Note 10.
Leases with RMR LLC. We lease office space to RMR LLC in certain of our properties for RMR LLC’s property management offices. Pursuant to our lease agreements with RMR LLC, we recognized rental income from RMR LLC for leased office space of $280 and $279 for the three months ended March 31, 2020 and 2019, respectively.
Affiliates Insurance Company, or AIC. Until its dissolution on February 13, 2020 we, ABP Trust and five other companies to which RMR LLC provides management services owned AIC in equal amounts. We and the other AIC shareholders historically participated in a combined property insurance program arranged and insured or reinsured in part by AIC. The policies under that program expired on June 30, 2019, and we and the other AIC shareholders elected not to renew the AIC property insurance program; we have instead purchased standalone property insurance coverage with unrelated third party insurance providers.
As of March 31, 2020 and December 31, 2019, our investment in AIC had a carrying value of $298. These amounts are included in other assets, net in our condensed consolidated balance sheets. We did not recognize any income related to our investment in AIC for the three months ended March 31, 2020 and recognized income of $404 for the three months ended March 31, 2019, which is presented as equity in net losses of investees in our condensed consolidated statements of comprehensive income. Our other comprehensive loss for the 2019 period includes our proportionate part of unrealized gains (losses) on fixed income securities, which are owned by AIC, related to our investment in AIC.
For more information about these and other such relationships and certain other related person transactions, refer to our 2019 Annual Report.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following information should be read in conjunction with our condensed consolidated financial statements and accompanying notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our 2019 Annual Report.
OVERVIEW (dollars in thousands, except per share and per square foot data)
We are a real estate investment trust, or REIT, organized under Maryland law. As of March 31, 2020, our wholly owned properties were comprised of 184 properties and we had noncontrolling ownership interests in three properties totaling 0.4 million rentable square feet through two unconsolidated joint ventures in which we own 51% and 50% interests. As of March 31, 2020, our properties are located in 34 states and the District of Columbia and contain approximately 24.9 million rentable square feet. As of March 31, 2020, our properties were leased to 359 different tenants, with a weighted average remaining lease term (based on annualized rental income) of approximately 5.6 years. The U.S. Government is our largest tenant, representing approximately 25.0% of our annualized rental income as of March 31, 2020. The term annualized rental income as used herein is defined as the annualized contractual base rents from our tenants pursuant to our lease agreements as of March 31, 2020, plus straight line rent adjustments and estimated recurring expense reimbursements to be paid to us, and excluding lease value amortization.
COVID-19 Pandemic
In March 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic and, in response to the outbreak, the U.S. Health and Human Services Secretary declared a public health emergency in the United States and many states and municipalities declared public health emergencies. The COVID-19 virus has continued to spread throughout the United States and the world. Various governmental responses in an attempt to contain and mitigate the spread of the COVID-19 virus have negatively impacted, and continue to negatively impact, the global economy, including the U.S. economy. As a result, most market observers believe the global economy will be in a recession. Our business is focused on leasing office space to primarily single tenants and those with high credit quality characteristics such as government entities. Although the COVID-19 pandemic did not have a significant impact on our business during the three months ended March 31, 2020, we have received requests from some of our tenants for rent assistance. As of April 28, 2020, we have granted temporary rent assistance totaling $1,403 to 18 tenants who represent 2.4% of our annualized rental income as of March 31, 2020. This assistance generally entails a deferral of, in most cases, one month of rent until September 2020 when the deferred rent amounts will begin to be payable over a 12-month period.
We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business, including:

•	our tenants and their ability to withstand the current economic conditions and continue to pay us rent;

•	our operations, liquidity and capital needs and resources;

•	conducting financial modeling and sensitivity analyses;

•
actively communicating with our tenants and other key constituents and stakeholders in order to help assess market conditions, opportunities, best practices and mitigate risks and potential adverse impacts;

•	monitoring applicable states and municipalities to which we lease property and their responses to the COVID-19 pandemic and economic slowdown, including budgetary impacts; and

•
monitoring, with the assistance of counsel and other specialists, possible government relief funding sources and other programs that may be available to us or our tenants to enable us and them to operate through the current economic conditions and enhance our tenants’ ability to pay us rent.

We believe that our current financial resources, the characteristics of our portfolio, including the diversity of our tenant base, both geographically and by industry, and the financial strength and resources of our tenants, will enable us to withstand the COVID-19 pandemic and perhaps present opportunities for us to strategically deploy our capital. As of April 30, 2020, we had:

•	$395,000 of availability under our revolving credit facility;

•	only approximately $40,000 of debt maturities until 2022; and

•	62.2% of our annualized rental income, as of March 31, 2020, derived from investment grade tenants (as described below).

We do not have any employees and the personnel and various services we require to operate our business are provided to us by RMR LLC pursuant to our business and property management agreements with RMR LLC. RMR LLC has implemented enhanced cleaning protocols and social distancing guidelines at its corporate headquarters and its regional offices, as well as business continuity plans to ensure RMR LLC employees remain safe and able to support us and other companies managed by RMR LLC, including providing appropriate information technology such as notebook computers, smart phones, computer applications, information technology security applications and technology support.
With respect to our properties, RMR LLC has implemented enhanced cleaning protocols and has taken measures to reduce the possibility of persons gathering in groups and in close proximity to each other, for the purpose of mitigating the potential for spreading of COVID-19 infections. Included among these protocols and measures are the following:

•	focusing on sanitizing high touch points in common areas and restrooms;

•	shutting down certain building amenities; and

•	prudently managing the execution or deferment of tenant work orders to limit RMR LLC staff and tenant interactions at our properties.
All RMR LLC property management and engineering personnel have been trained on COVID-19 precaution procedures. As states and local communities across the country have moved to shelter in place orders, RMR LLC has worked to reduce and optimize our operating costs at our properties by:

•	deferring non-emergency work;

•	implementing energy reduction protocols for lighting and HVAC systems;

•	reducing non-essential building services and staff; and

•	reducing the frequency of trash removal.
RMR LLC’s property management teams have also established business continuity plans to ensure operational stability at our properties. RMR LLC has suspended all non-essential work travel, its regional leadership personnel have not been allowed to work in the same locations at the same time, and RMR LLC requires its employees who work at our properties to use personal protective equipment and business continuity bonus pay is provided to those individuals.
There are extensive uncertainties surrounding the COVID-19 pandemic. These uncertainties include among others:

•	the duration and severity of the economic impact;

•	the strength and sustainability of any economic recovery;

•
the timing and process for how the government and other market participants may oversee and conduct the return of economic activity when the COVID-19 pandemic abates, such as what continuing restrictions and protective measures may remain in place or be added and what restrictions and protective measures may be lifted or reduced in order to foster a return of increased economic activity in the United States; and

•
whether, following a recommencing of more normal level of economic activities, the United States or other countries experience “second waves” of COVID-19 infection outbreaks and, if so, the responses of governments, businesses and the general public to those events.

As a result of these uncertainties, we are unable to determine what the ultimate impact will be on us and our tenants’ and other stakeholders’ businesses, operations, financial results and financial position. For further information and risks relating to the COVID-19 pandemic on us and our business, see Part II, Item 1A “Risk Factors,” in this Quarterly Report on Form 10-Q.

Property Operations
Unless otherwise noted, the data presented in this section excludes three properties owned by two unconsolidated joint ventures in which we own 51% and 50% interests. For more information regarding our two unconsolidated joint ventures, see Note 4 to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
As of March 31, 2020, 91.5% of our rentable square feet was leased, compared to 89.6% of our rentable square feet as of March 31, 2019. Occupancy data for our properties as of March 31, 2020 and 2019 was as follows (square feet in thousands):

	All Properties (1)		Comparable Properties (2)
	March 31,		March 31,
	2020	2019	2020	2019
Total properties (3)	184	212	182	182
Total rentable square feet (4)	24,906	30,134	24,619	24,711
Percent leased (5)	91.5%	89.6%	92.6%	93.2%

(1)	Based on properties we owned on March 31, 2020 and 2019, respectively.

(2)
Based on properties we owned continuously since January 1, 2019; excludes properties classified as held for sale and properties undergoing significant redevelopment, if any, and three properties owned by two unconsolidated joint ventures in which we own 51% and 50% interests.

(3)	Includes one leasable land parcel as of March 31, 2020 and two leasable land parcels as of March 31, 2019.

(4)	Subject to changes when space is remeasured or reconfigured for tenants.

(5)
Percent leased includes (i) space being fitted out for tenant occupancy pursuant to our lease agreements, if any, and (ii) space which is leased, but is not occupied or is being offered for sublease by tenants, if any, as of the measurement date.

The average effective rental rate per square foot for our properties for the three months ended March 31, 2020 and 2019 are as follows:

	Three Months Ended March 31,
	2020	2019
Average effective rental rate per square foot (1):
All properties (2)	$26.03	$25.96
Comparable properties (3)	$26.09	$26.09

(1)	Average effective rental rate per square foot represents annualized total rental income during the period specified divided by the average rentable square feet leased during the period specified.

(2)	Based on properties we owned on March 31, 2020 and 2019, respectively.

(3)
Based on properties we owned continuously since January 1, 2019; excludes properties classified as held for sale and properties undergoing significant redevelopment, if any, and three properties owned by two unconsolidated joint ventures in which we own 51% and 50% interests.

During the three months ended March 31, 2020, changes in rentable square feet leased and available for lease at our properties were as follows (square feet in thousands):

	Three Months Ended March 31, 2020
	Leased	Available for Lease	Total
Beginning of period	23,761	1,965	25,726
Changes resulting from:
Acquisition of properties	—	13	13
Disposition of properties	(693)	(42)	(735)
Lease expirations	(868)	868	—
Lease renewals (1)	508	(508)	—
New leases (1)	81	(81)	—
Remeasurements (2)	—	(98)	(98)
End of period	22,789	2,117	24,906

(1)	Based on leases entered during the three months ended March 31, 2020.

(2)	Rentable square feet are subject to changes when space is remeasured or reconfigured for tenants.

Leases at our properties totaling approximately 0.9 million rentable square feet expired during the three months ended March 31, 2020. During the three months ended March 31, 2020, we entered leases totaling approximately 0.6 million rentable square feet, including lease renewals of approximately 0.5 million rentable square feet and new leases of approximately 0.1 million rentable square feet. The weighted (by rentable square feet) average rents were 4.1% above prior rents for the same space and the weighted (by rentable square feet) average lease term for new and renewal leases entered during the three months ended March 31, 2020 was 4.8 years.
During the three months ended March 31, 2020, commitments made for expenditures, such as tenant improvements and leasing costs, in connection with leasing space at our properties were as follows (square feet in thousands):

	Three Months Ended March 31, 2020
	New Leases	Renewals	Total
Rentable square feet leased	81	508	589
Tenant leasing costs and concession commitments (1)	$6,160	$6,770	$12,930
Tenant leasing costs and concession commitments per rentable square foot (1)	$75.98	$13.32	$21.94
Weighted (by square feet) average lease term (years)	10.8	3.8	4.8
Total leasing costs and concession commitments per rentable square foot per year (1)	$7.04	$3.49	$4.60

(1)	Includes commitments made for leasing expenditures and concessions, such as tenant improvements, leasing commissions, tenant reimbursements and free rent.
During the three months ended March 31, 2020, changes in effective rental rates per square foot achieved for new leases and lease renewals at our properties that commenced during the three months ended March 31, 2020, when compared to prior effective rental rates per square foot in effect for the same space (and excluding space acquired vacant), were as follows (square feet in thousands):

	Three Months Ended March 31, 2020
	Old Effective Rent Per Square Foot (1)	New Effective Rent Per Square Foot (1)	Rentable Square Feet
New leases	$28.13	$26.95	100
Lease renewals	$39.71	$40.92	568
Total leasing activity	$37.98	$38.83	668

(1)
Effective rental rate includes contractual base rents from our tenants pursuant to our lease agreements, plus straight line rent adjustments and estimated expense reimbursements to be paid to us, and excluding lease value amortization.

During the three months ended March 31, 2020 and 2019, amounts capitalized at our properties for tenant improvements, leasing costs, building improvements and development and redevelopment activities were as follows:

	Three Months Ended March 31,
	2020	2019
Tenant improvements (1)	$2,967	$4,912
Leasing costs (2)	4,146	7,325
Building improvements (3)	9,230	4,308
Recurring capital expenditures	16,343	16,545
Development, redevelopment and other activities (4)	3,161	226
Total capital expenditures	$19,504	$16,771

(1)	Tenant improvements include capital expenditures used to improve tenants’ space or amounts paid directly to tenants to improve their space.

(2)	Leasing costs include leasing related costs, such as brokerage commissions and other tenant inducements.

(3)	Building improvements generally include expenditures to replace obsolete building components and expenditures that extend the useful life of existing assets.

(4)	Development, redevelopment and other activities generally include capital expenditure projects that reposition a property or result in new sources of revenue.
As of March 31, 2020, we have estimated unspent leasing related obligations of $57,348.
As of March 31, 2020, we had leases at our properties totaling approximately 1.1 million rentable square feet that were scheduled to expire through December 31, 2020. As of April 30, 2020, tenants with leases totaling approximately 0.2 million rentable square feet that are scheduled to expire through December 31, 2020, have notified us that they do not plan to renew their leases upon expiration and we cannot be sure as to whether other tenants may or may not renew their leases upon expiration. As a result of the COVID-19 pandemic and the current economic impact, leasing activity has slowed in the 2020 second quarter to date and we expect that slowing may continue until market conditions improve. However, we also believe that these conditions may result in our overall tenant retention levels increasing. Prevailing market conditions and government and other tenants’ needs at the time we negotiate and enter leases or lease renewals will generally determine rental rates and demand for leased space at our properties, and market conditions and our tenants’ needs are beyond our control. Whenever we extend, renew or enter into new leases for our properties, we intend to seek rents which are equal to or higher than our historical rents for the same properties; however, our ability to maintain or increase the rents for our current properties will depend in large part upon market conditions, which are beyond our control. We cannot be sure of the rental rates which will result from our ongoing negotiations regarding lease renewals or any new or renewed leases we may enter; also, we may experience material declines in our rental income due to vacancies upon lease expirations or early terminations.
As of March 31, 2020, our lease expirations by year are as follows (square feet in thousands):

Year (1)	Number of Leases Expiring	Leased Square Feet Expiring (2)	Percent of Total	Cumulative Percent of Total	Annualized Rental Income Expiring	Percent of Total	Cumulative Percent of Total
2020	56	1,083	4.8%	4.8%	$27,541	4.7%	4.7%
2021	58	2,050	9.0%	13.8%	58,503	10.1%	14.8%
2022	79	2,147	9.4%	23.2%	60,941	10.5%	25.3%
2023	63	2,528	11.1%	34.3%	68,662	11.8%	37.1%
2024	54	3,674	16.1%	50.4%	97,273	16.7%	53.8%
2025	49	2,018	8.9%	59.3%	43,531	7.5%	61.3%
2026	29	1,710	7.5%	66.8%	45,728	7.9%	69.2%
2027	28	1,855	8.1%	74.9%	46,984	8.1%	77.3%
2028	12	872	3.8%	78.7%	25,568	4.4%	81.7%
2029 and thereafter	46	4,851	21.3%	100.0%	106,992	18.3%	100.0%
Total	474	22,788	100.0%		$581,723	100.0%

Weighted average remaining lease term (in years)		5.9			5.6

(1)
The year of lease expiration is pursuant to current contract terms. Some of our leases allow the tenants to vacate the leased premises before the stated expirations of their leases with little or no liability. As of March 31, 2020, tenants occupying approximately 11.0% of our rentable square feet and responsible for approximately 7.9% of our annualized rental income as of March 31, 2020 currently have exercisable rights to terminate their leases before the stated terms of their leases expire. Also, in 2020, 2021, 2022, 2023, 2024, 2025, 2026, 2027, 2028, 2030 and 2035, early termination rights become exercisable by other tenants who currently occupy an additional approximately 3.2%, 1.3%, 2.3%, 0.7%, 1.0%, 2.2%, 1.0%, 0.5%, 1.1%, 0.1% and 0.1% of our rentable square feet, respectively, and contribute an additional approximately 4.0%, 1.4%, 2.4%, 0.9%, 1.6%, 3.8%, 1.3%, 0.7%, 1.2%, 0.2% and 0.1% of our annualized rental income, respectively, as of March 31, 2020. In addition, as of March 31, 2020, pursuant to leases with 13 of our tenants, these tenants have rights to terminate their leases if their respective legislature or other funding authority does not appropriate rent amounts in their respective annual budgets. These 13 tenants occupy approximately 5.2% of our rentable square feet and contribute approximately 5.5% of our annualized rental income as of March 31, 2020.

(2)
Leased square feet is pursuant to leases existing as of March 31, 2020, and includes (i) space being fitted out for tenant occupancy pursuant to our lease agreements, if any, and (ii) space which is leased, but is not occupied or is being offered for sublease by tenants, if any. Square feet measurements are subject to changes when space is remeasured or reconfigured for new tenants.

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
We believe that current government budgetary methodology, spending priorities and the current U.S. presidential administration’s views on the size and scope of government employment have resulted in a decrease in government employment. Furthermore, for the past six years, government tenants have reduced their space utilization per employee and consolidated government tenants into existing government owned properties. This activity has reduced the demand for government leased space. Our historical experience with respect to properties of the type we own that are majority leased to government tenants has been that government tenants frequently renew leases to avoid the costs and disruptions that may result from relocating their operations. However, efforts to reduce space utilization rates may result in our tenants exercising early termination rights under our leases, vacating our properties upon expiration of our leases in order to relocate, or renewing their leases for less space than they currently occupy. Also, our government tenants’ desires to reconfigure leased office space to reduce utilization per employee may require us to spend significant amounts for tenant improvements, and tenant relocations have become more prevalent than our past experiences in instances where efforts by government tenants to reduce their space utilization require a significant reconfiguration of currently leased space. Increasing uncertainty with respect to government agency budgets and funding to implement relocations, consolidations and reconfigurations has resulted in delayed decisions by some of our government tenants and their reliance on short term lease renewals; however, recent activity prior to the outbreak of the COVID-19 pandemic suggested that the government had begun to shift its leasing strategy to include longer term leases and was actively exploring 10 to 20 year lease terms at renewal, in some instances. We believe the reduction in government tenant space utilization and the consolidation of government tenants into government owned real estate is substantially complete; however, these activities may impact us for some time into the future. It is also possible that as a result of the COVID-19 pandemic, government tenants may seek to increase space utilization rates in order to provide greater physical distancing for employees. Given the significant uncertainties as to the COVID-19 pandemic, its economic impact and its aftermath, we are unable to reasonably project what the financial impact of market conditions or changing government circumstances, including as a result of the COVID-19 pandemic, will be on our financial results for future periods.
As of March 31, 2020, we derive 24.3% of our annualized rental income from our properties located in the metropolitan Washington, D.C. market area, which includes Washington, D.C., Northern Virginia and suburban Maryland. A downturn in economic conditions in this area, including as a result of the COVID-19 pandemic, could result in reduced demand from tenants for our properties or reduce the rents that our tenants in this area are willing to pay when our leases expire or terminate and when renewal or new terms are negotiated. Additionally, in recent years there has been a decrease in demand for new leased space by the U.S. Government in the metropolitan Washington, D.C. market area, and that could increase competition for government tenants and adversely affect our ability to retain government tenants when our leases expire.
Our manager, RMR LLC, employs a tenant review process for us. RMR LLC assesses tenants on an individual basis based on various applicable credit criteria. In general, depending on facts and circumstances, RMR LLC evaluates the creditworthiness of a tenant based on information concerning the tenant that is provided by the tenant and, in some cases, information that is publicly available or obtained from third party sources. RMR LLC also often uses a third party service to monitor the credit ratings, both actual and implied, of our existing tenants. We consider investment grade tenants to include: (a) investment grade rated tenants; (b) tenants with investment grade rated parent entities that guarantee the tenant’s lease obligations; and/or (c) tenants with investment grade rated parent entities that do not guarantee the tenant’s lease obligations. As of March 31, 2020, tenants contributing 52.6% of annualized rental income were investment grade rated (or their payment obligations were guaranteed by an investment grade rated parent) and tenants contributing an additional 9.6% of annualized rental income were subsidiaries of an investment grade rated parent (although these parent entities were not liable for the payment of rents).

As of March 31, 2020, tenants representing 1% or more of our total annualized rental income were as follows:

	Tenant	Credit Rating	Annualized Rental Income	% of Total Annualized Rental Income
1	U.S. Government	Investment Grade	$145,675	25.0%
2	Shook, Hardy & Bacon L.L.P.	Not Rated	19,199	3.3%
3	State of California	Investment Grade	19,125	3.3%
4	Bank of America Corporation	Investment Grade	16,467	2.8%
5	WestRock Company	Investment Grade	12,864	2.2%
6	F5 Networks, Inc.	Not Rated	12,777	2.2%
7	CareFirst Inc.	Non Investment Grade	11,684	2.0%
8	Northrop Grumman Corporation	Investment Grade	11,320	1.9%
9	Tyson Foods, Inc.	Investment Grade	11,011	1.9%
10	Technicolor SA	Non Investment Grade	10,034	1.7%
11	Commonwealth of Massachusetts	Investment Grade	9,769	1.7%
12	Micro Focus International plc	Non Investment Grade	8,710	1.5%
13	CommScope Holding Company Inc	Non Investment Grade	8,097	1.4%
14	State of Georgia	Investment Grade	7,173	1.2%
15	PNC Bank	Investment Grade	6,902	1.2%
16	ServiceNow, Inc.	Not Rated	6,481	1.1%
17	Allstate Insurance Co.	Investment Grade	6,472	1.1%
18	Compass Group plc	Investment Grade	6,398	1.1%
19	Automatic Data Processing, Inc.	Investment Grade	6,047	1.0%
20	Church & Dwight Co., Inc.	Investment Grade	6,019	1.0%
21	Tailored Brands, Inc.	Non Investment Grade	5,898	1.0%
	Total		$348,122	59.6%
Acquisition Activities
During the three months ended March 31, 2020, we acquired a property adjacent to a property we own in Boston, MA for $11,500, excluding acquisition related costs.
For more information about our acquisition activities, see Note 4 to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Disposition Activities
During the three months ended March 31, 2020, we sold six properties with a combined 0.7 million rentable square feet for an aggregate sales price of $85,363, excluding closing costs and including the repayment of one mortgage note with an outstanding principal balance of $13,095, an annual interest rate of 5.9% and a maturity date in August 2021, as part of our capital recycling program. Through our capital recycling program, we seek to selectively sell certain properties from time to time to fund future acquisitions and to maintain leverage consistent with our current investment grade ratings with a goal of (1) improving the asset quality of our portfolio by reducing the average age of our properties, lengthening the weighted average lease term of our leases and increasing the likelihood of retaining our tenants and (2) increasing distributions to shareholders. Given the current economic conditions surrounding the COVID-19 pandemic, we are carefully considering our capital allocation strategy and believe we are well positioned to opportunistically deploy capital during 2020.
We are currently marketing for sale four properties with approximately 0.2 million rentable square feet. We cannot be sure we will sell these properties for prices in excess of their carrying values, or at all.
For more information about our disposition activities, see Note 4 to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Financing Activities
In January 2020, we redeemed, at par plus accrued interest, all $400,000 of our 3.60% senior unsecured notes due 2020 using cash on hand, proceeds from property sales and borrowings under our revolving credit facility.
In March 2020, in connection with the sale of one property, we prepaid, at a premium plus accrued interest, a mortgage note secured by that property with an outstanding principal balance of $13,095, an annual interest rate of 5.9% and a maturity date in August 2021, which was classified in liabilities of properties held for sale in our condensed consolidated balance sheet as of December 31, 2019.
In March 2020, we prepaid, at a premium plus accrued interest, a mortgage note secured by one property with an outstanding principal balance of $66,780, an annual interest rate of 4.0% and a maturity date in September 2030 using cash on hand and borrowings under our revolving credit facility.
In April 2020, we prepaid, at par plus accrued interest, a mortgage note secured by one property with an outstanding principal balance of $32,677, an annual interest rate of 5.7% and a maturity date in July 2020 using cash on hand and borrowings under our revolving credit facility.
Segment Information
We operate in one business segment: ownership of real estate properties.

RESULTS OF OPERATIONS (amounts in thousands, except per share amounts)

Three Months Ended March 31, 2020, Compared to Three Months Ended March 31, 2019

					Non-Comparable
					Properties Results
	Comparable Properties Results (1)				Three Months Ended		Consolidated Results
	Three Months Ended March 31,				March 31,		Three Months Ended March 31,
			$	%					$	%
	2020	2019	Change	Change	2020	2019	2020	2019	Change	Change
Rental income	$147,512	$148,595	$(1,083)	(0.7%)	$2,373	$26,182	$149,885	$174,777	$(24,892)	(14.2%)
Operating expenses:
Real estate taxes	16,166	16,027	139	0.9%	641	2,365	16,807	18,392	(1,585)	(8.6%)
Utility expenses	6,875	7,715	(840)	(10.9%)	137	1,666	7,012	9,381	(2,369)	(25.3%)
Other operating expenses	25,106	25,386	(280)	(1.1%)	774	4,750	25,880	30,136	(4,256)	(14.1%)
Total operating expenses	48,147	49,128	(981)	(2.0%)	1,552	8,781	49,699	57,909	(8,210)	(14.2%)
Property net operating income (2)	$99,365	$99,467	$(102)	(0.1%)	$821	$17,401	100,186	116,868	(16,682)	(14.3%)

Other expenses:
Depreciation and amortization							62,943	77,521	(14,578)	(18.8%)
Loss on impairment of real estate							—	3,204	(3,204)	n/m
Acquisition and transaction related costs							—	584	(584)	n/m
General and administrative							7,109	8,723	(1,614)	(18.5%)
Total other expenses							70,052	90,032	(19,980)	(22.2%)
Gain on sale of real restate							10,756	22,092	(11,336)	(51.3%)
Dividend income							—	980	(980)	n/m
Gain on equity securities							—	22,128	(22,128)	n/m
Interest and other income							706	248	458	184.7%
Interest expense							(27,159)	(37,133)	9,974	(26.9%)
Loss on early extinguishment of debt							(3,282)	(414)	(2,868)	n/m
Income before income tax expense and equity in net losses of investees							11,155	34,737	(23,582)	(67.9%)
Income tax expense							(39)	(483)	444	(91.9%)
Equity in net losses of investees							(276)	(235)	(41)	17.4%
Net income							$10,840	$34,019	$(23,179)	(68.1%)

Weighted average common shares outstanding (basic)							48,095	48,031	64	0.1%
Weighted average common shares outstanding (diluted)							48,095	48,046	49	0.1%

Per common share amounts (basic and diluted):
Net income							$0.23	$0.71	$(0.48)	(67.6%)

n/m - not meaningful

(1)
Comparable properties consists of 182 properties we owned on March 31, 2020 and which we owned continuously since January 1, 2019 and excludes properties classified as held for sale and properties undergoing significant redevelopment, if any, and three properties owned by two unconsolidated joint ventures in which we own 51% and 50% interests.

(2)	Our definition of property net operating income, or Property NOI, and our reconciliation of net income to Property NOI are included below under the heading “Non-GAAP Financial Measures.”
References to changes in the income and expense categories below relate to the comparison of consolidated results for the three month period ended March 31, 2020, compared to the three month period ended March 31, 2019.
Rental income. The decrease in rental income reflects decreases in rental income of $21,776 as a result of property dispositions, $2,048 related to a property undergoing significant redevelopment and $1,083 related to comparable properties. The decrease in rental income for comparable properties is primarily due to reductions in occupied space at certain of our properties in the 2020 period. Rental income includes non-cash straight line rent adjustments totaling $5,583 in the 2020 period and $6,794 in the 2019 period, and amortization of acquired leases and assumed lease obligations totaling $1,432 in the 2020 period and $1,147 in the 2019 period.
Real estate taxes. The decrease in real estate taxes primarily reflects a decrease in real estate taxes associated with property dispositions of $1,739, partially offset by an increase in real estate taxes for comparable properties of $139. Real estate taxes for comparable properties increased primarily due to the effect of higher real estate tax rates and valuation assessments across our portfolio in the 2020 period.
Utility expenses. The decrease in utility expenses reflects a decrease in utility expenses associated with property dispositions of $1,529, as well as a decrease in utility expenses for comparable properties of $840. Utility expenses for comparable properties declined primarily due to a decrease in electricity and water usage as a result of mild weather and energy savings initiatives at certain of our properties in the 2020 period.
Other operating expenses. Other operating expenses consist of salaries and benefit costs of property level personnel, repairs and maintenance expense, cleaning expense, other direct costs of operating our properties and property management fees. The decrease in other operating expenses primarily reflects a decrease in other operating expenses related to property dispositions of $3,853, a decrease of $280 for comparable properties and a decrease of $169 related to a property undergoing significant redevelopment. Other operating expenses for comparable properties decreased primarily due to lower snow removal costs in the 2020 period, partially offset by higher insurance and cleaning costs.
Depreciation and amortization. The decrease in depreciation and amortization primarily reflects a decrease related to property dispositions of $8,035, a decrease for comparable properties of $5,681 and a decrease related to a property undergoing significant redevelopment of $888. Depreciation and amortization for comparable properties and the property undergoing significant redevelopment declined due to certain leasing related assets becoming fully depreciated in the 2020 period.
Loss on impairment of real estate. In the 2019 period, we recorded a $2,757 loss on impairment of real estate to reduce the carrying value of one property to its estimated fair value less costs to sell and a $447 loss on impairment of real estate related to the sale of a portfolio of 34 properties.
Acquisition and transaction related costs. Acquisition and transaction related costs in the 2019 period consists of post-merger activity costs incurred in 2019 in connection with our acquisition of Select Income REIT and other related transactions completed on December 31, 2018.
General and administrative. General and administrative expenses consist of fees pursuant to our business management agreement, equity compensation expense, legal and accounting fees, Trustees’ fees and expenses, securities listing and transfer agency fees and other costs relating to our status as a publicly traded company. The decrease in general and administrative expenses primarily reflects a decrease in business management fees primarily as a result of property sales during 2019 and 2020 and lower equity based compensation expenses.
Gain on sale of real estate. We recorded a $10,756 net gain on sale of real estate resulting from the sale of six properties during the 2020 period. We recorded a $22,092 gain on sale of real estate resulting from the sale of one property during the 2019 period.
Dividend income. Dividend income in the 2019 period consists of distributions received in connection with our former investment in RMR Inc. that we sold on July 1, 2019.
Gain on equity securities. Gain on equity securities represents an unrealized gain in the 2019 period to adjust our former investment in RMR Inc. to its fair value.
Interest and other income. The increase in interest and other income is primarily due to a settlement we received resulting from a dispute with a vendor, partially offset by the effect of lower cash balances in the 2020 period compared to the 2019 period and lower returns on cash invested.
Interest expense. The decrease in interest expense is primarily due to lower average outstanding debt balances in the 2020 period resulting from debt repayment activity in 2019 and 2020, including the repayment of our term loans during 2019, the redemption of our $350,000 3.75% senior unsecured notes in July 2019 and the redemption of our $400,000 3.60% senior unsecured notes in January 2020. Also contributing to the decrease were lower weighted average interest rates on borrowings under our revolving credit facility during the 2020 period compared to the 2019 period.

Loss on early extinguishment of debt. We recorded a loss on early extinguishment of debt of $3,282 in the 2020 period from prepayment fees incurred and the write off of unamortized discounts and debt issuance costs associated with the prepayment of two mortgage notes and the redemption of our senior unsecured notes due 2020. We recorded a loss on early extinguishment of debt of $414 in the 2019 period from the write off of debt issuance costs associated with the repayment of certain of our term loans.
Income tax expense. The decrease in income tax expense reflects lower operating income in certain jurisdictions in the 2020 period that is subject to state income taxes.
Equity in net losses of investees. Equity in net losses of investees represents our proportionate share of earnings and losses from our investments in two unconsolidated joint ventures and, in the 2019 period, our investment in AIC.
Net income. Our net income and net income per basic and diluted common share decreased in the 2020 period compared to the 2019 period primarily as a result of the changes noted above.

Non-GAAP Financial Measures
We present certain “non-GAAP financial measures” within the meaning of applicable rules of the Securities and Exchange Commission, or SEC, including Property NOI, funds from operations, or FFO, and normalized funds from operations, or Normalized FFO. These measures do not represent cash generated by operating activities in accordance with GAAP and should not be considered alternatives to net income as indicators of our operating performance or as measures of our liquidity. These measures should be considered in conjunction with net income as presented in our condensed consolidated statements of comprehensive income. We consider these non-GAAP measures to be appropriate supplemental measures of operating performance for a REIT, along with net income. We believe these measures provide useful information to investors because by excluding the effects of certain historical amounts, such as depreciation and amortization expense, they may facilitate a comparison of our operating performance between periods and with other REITs and, in the case of Property NOI, reflecting only those income and expense items that are generated and incurred at the property level may help both investors and management to understand the operations of our properties.
Property Net Operating Income
The calculation of Property NOI excludes certain components of net income in order to provide results that are more closely related to our property level results of operations. We calculate Property NOI as shown below. We define Property NOI as income from our rental of real estate less our property operating expenses. Property NOI excludes amortization of capitalized tenant improvement costs and leasing commissions that we record as depreciation and amortization expense. We use Property NOI to evaluate individual and company-wide property level performance. Other real estate companies and REITs may calculate Property NOI differently than we do.
The following table presents the reconciliation of net income to Property NOI for the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31,
	2020	2019
Net income	$10,840	$34,019
Equity in net losses of investees	276	235
Income tax expense	39	483
Income before income tax expense and equity in net losses of investees	11,155	34,737
Loss on early extinguishment of debt	3,282	414
Interest expense	27,159	37,133
Interest and other income	(706)	(248)
Gain on equity securities	—	(22,128)
Dividend income	—	(980)
Gain on sale of real estate	(10,756)	(22,092)
General and administrative	7,109	8,723
Acquisition and transaction related costs	—	584
Loss on impairment of real estate	—	3,204
Depreciation and amortization	62,943	77,521
Property NOI	$100,186	$116,868

Funds From Operations and Normalized Funds From Operations
We calculate FFO and Normalized FFO as shown below. FFO is calculated on the basis defined by The National Association of Real Estate Investment Trusts, which is net income, calculated in accordance with GAAP, plus real estate depreciation and amortization of consolidated properties and our proportionate share of the real estate depreciation and amortization of unconsolidated joint venture properties, but excluding impairment charges on real estate assets, any gain or loss on sale of real estate and equity securities, as well as certain other adjustments currently not applicable to us. In calculating Normalized FFO, we adjust for the other items shown below and include business management incentive fees, if any, only in the fourth quarter versus the quarter when they are recognized as an expense in accordance with GAAP due to their quarterly volatility not necessarily being indicative of our core operating performance and the uncertainty as to whether any such business management incentive fees will be payable when all contingencies for determining such fees are known at the end of the calendar year. FFO and Normalized FFO are among the factors considered by our Board of Trustees when determining the amount of distributions to our shareholders. Other factors include, but are not limited to, requirements to maintain our qualification for taxation as a REIT, limitations in our credit agreement and public debt covenants, the availability to us of debt and equity capital, our expectation of our future capital requirements and operating performance and our expected needs for and availability of cash to pay our obligations. Other real estate companies and REITs may calculate FFO and Normalized FFO differently than we do.
The following table presents the reconciliation of net income to FFO and Normalized FFO for the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31,
	2020	2019
Net income	$10,840	$34,019
Add (less): Depreciation and amortization:
Consolidated properties	62,943	77,521
Unconsolidated joint venture properties	1,241	1,751
Loss on impairment of real estate	—	3,204
Gain on sale of real estate	(10,756)	(22,092)
Gain on equity securities	—	(22,128)
FFO	64,268	72,275
Add (less): Acquisition and transaction related costs	—	584
Loss on early extinguishment of debt	3,282	414
Normalized FFO	$67,550	$73,273

FFO per common share (basic and diluted)	$1.34	$1.50
Normalized FFO per common share (basic and diluted)	$1.40	$1.53
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

•	our ability to collect rent from our tenants;
•our ability to maintain or increase the occupancy of, and the rental rates at, our properties;
•our ability to control operating and capital expenses at our properties;

•	our ability to successfully sell properties that we market for sale; and

•	our ability to purchase additional properties which produce cash flows from operations in excess of our cost of acquisition capital and property operating expenses and capital expenses.

With $395,000 available under our revolving credit facility as of April 30, 2020 and only approximately $40,000 of debt maturities until 2022, we believe that we are well positioned to weather the present disruptions facing the real estate industry and the economy generally. As a result of the COVID-19 pandemic, we have received requests from some of our tenants for rent assistance. As of April 28, 2020, we have granted temporary rent assistance totaling $1,403 to 18 tenants who represent 2.4% of our annualized rental income as of March 31, 2020. This assistance generally entails a deferral of, in most cases, one month of rent until September 2020 when the deferred rent amounts will begin to be payable over a 12-month period. Our liquidity will be temporarily impacted by these rent deferrals as follows: $452, $809, $71, and $71 of granted deferrals in April, May, June and July 2020, respectively, until September 2020 when these deferrals begin to become obligated to be repaid. Seventeen tenants have requested assistance with respect to additional rent amounts and we are evaluating these requests on a tenant-by-tenant basis and assessing whether to grant any additional relief. In addition, we also anticipate that our general and administrative expenses will be reduced because of the lower fees we will pay to our manager as a result of the decline in our share price since the COVID-19 pandemic began. Although some of our tenants have sought temporary rent assistance, we also believe that overall tenant retention levels may increase. Also, we believe we will benefit from the approximately 62.2% of our annualized rental income as of March 31, 2020 paid by investment grade tenants, the majority of which is made up of government tenants, and the diversity of our tenant base, both geographically and by industry, which may help mitigate the economic impact of the COVID-19 pandemic.
On April 2, 2020, we announced a regular quarterly cash distribution of $0.55 per common share ($2.20 per common share per year), maintaining our previous distribution rate. At this time, we expect our 2020 cash available for distribution coverage to remain reasonably consistent with our target of 75% and expect that the quarterly distribution rate will remain unchanged for 2020. We determine our distribution payout ratio with consideration for our expected capital expenditures as well as cash flows from operations and debt obligations.
In early 2020, we completed our previously announced disposition program and transitioned to a capital recycling program through which we expect to accretively grow our property portfolio. Pursuant to our capital recycling program, we plan to sell certain properties from time to time to fund future acquisitions and to maintain leverage consistent with our current investment grade ratings with a goal of (1) improving the asset quality of our portfolio by reducing the average age of our properties, lengthening the weighted average term of our leases and increasing the likelihood of retaining our tenants and (2) increasing our distributions to shareholders. During the three months ended March 31, 2020, we sold six properties for $85,363, excluding closing costs, as part of this program. In addition, we are also marketing for sale an additional four properties. Given the current economic conditions, we are carefully considering our capital allocation strategy and believe we are well positioned to opportunistically deploy capital during 2020.
Our future purchases of properties cannot be accurately projected because such purchases depend upon purchase opportunities which come to our attention and our ability to successfully complete the acquisitions. We generally do not intend to purchase “turn around” properties, or properties which do not generate positive cash flows.
Our changes in cash flows for the three months ended March 31, 2020 compared to the same period in 2019 were as follows: (i) cash flows provided by operating activities increased from $18,742 in the 2019 period to $37,601 in the 2020 period; (ii) cash flows provided by investing activities decreased from $250,331 in the 2019 period to $42,095 in the 2020 period; and (iii) cash flows used in financing activities decreased from $283,399 in the 2019 period to $146,386 in the 2020 period.
The increase in cash provided by operating activities for the 2020 period as compared to the 2019 period was a result of favorable changes in working capital in the 2020 period compared to the 2019 period. The decrease in cash provided by investing activities in the 2020 period as compared to the 2019 period is primarily due to lower cash proceeds received from our sales of properties in the 2020 period compared to the 2019 period. The decrease in cash used in financing activities in the 2020 period as compared to the 2019 period is primarily due to a decrease in net debt repayment activity, due to repayments of our unsecured term loans and net repayment activity on our revolving credit facility using cash on hand and proceeds from sales of properties in the 2019 period compared to increased borrowings under our revolving credit facility in the 2020 period in order to facilitate the repayment of other debts.
Our Investment and Financing Liquidity and Resources (dollar amounts in thousands, except per share and per square foot amounts)
In order to fund acquisitions and to meet cash needs that may result from our desire or need to make distributions or pay operating or capital expenses, we maintain a $750,000 revolving credit facility. The maturity date of our revolving credit facility is January 31, 2023 and, subject to our payment of an extension fee and meeting certain other conditions, we have the option to extend the stated maturity date of our revolving credit facility by two additional six month periods. We can borrow, repay and reborrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity. We are required to pay interest at a rate of LIBOR plus a premium, which was 110 basis points per annum at March 31, 2020, on the amount outstanding under our revolving credit facility. We also pay a facility fee on the total amount of lending commitments under our revolving credit facility, which was 25 basis points per annum at March 31, 2020. Both the interest rate premium and facility fee are subject to adjustment based upon changes to our credit ratings. As of March 31, 2020, the annual interest rate payable on borrowings under our revolving credit facility was 1.8%. As of March 31, 2020 and April 30, 2020, we had $348,000 and $355,000, respectively, outstanding under our revolving credit facility, and $402,000 and $395,000, respectively, available for borrowing under our revolving credit facility.
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
In January 2020, we redeemed, at par plus accrued interest, all $400,000 of our 3.60% senior unsecured notes that had a maturity date in February 2020 using cash on hand, proceeds from property sales and borrowings under our revolving credit facility.
In March 2020, in connection with the sale of one property in Fairfax, VA, we prepaid, at a premium plus accrued interest, a mortgage note secured by that property with an outstanding principal balance of $13,095, an annual interest rate of 5.9% and a maturity date in August 2021.
Also in March 2020, we prepaid, at a premium plus accrued interest, a mortgage note secured by one property with an outstanding principal balance of $66,780, an annual interest rate of 4.0% and a maturity date in September 2030 using cash on hand and borrowings under our revolving credit facility.
In April 2020, we prepaid, at par plus accrued interest, a mortgage note secured by one property with an outstanding principal balance of $32,677, an annual interest rate of 5.7% and a maturity date in July 2020 using cash on hand and borrowings under our revolving credit facility.
As of March 31, 2020, our debt maturities (other than our revolving credit facility), consisting of senior unsecured notes and mortgage notes, are as follows:

Year	Debt Maturities
2020	$74,423
2021	1,541
2022	625,518
2023	143,784
2024	350,000
2025 and thereafter	710,000
Total	$1,905,266
None of our unsecured debt obligations require sinking fund payments prior to their maturity dates. Our $245,266 in mortgage debts, generally require monthly payments of principal and interest through maturity.
In addition to our debt obligations, as of March 31, 2020, we have estimated unspent leasing related obligations of $57,348.
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
Our ability to obtain, and the costs of, our future debt financings will depend primarily on credit market conditions and our creditworthiness. We have no control over market conditions. Potential investors and lenders likely will evaluate our ability to pay distributions to shareholders, fund required debt service and repay debts when they become due by reviewing our business practices and plans to balance our use of debt and equity capital so that our financial profile and leverage ratios afford us flexibility to withstand any reasonably anticipated adverse changes. Similarly, our ability to raise equity capital in the future will depend primarily upon equity capital market conditions and our ability to conduct our business to maintain and grow our operating cash flows. We intend to conduct our business in a manner that will afford us reasonable access to capital for investment and financing activities, but we cannot be sure that we will be able to successfully carry out this intention. However, it is uncertain what the duration and severity of the current economic impact resulting from the COVID-19 pandemic will be. A protracted and extensive economic recession may cause a decline in financing availability and increased costs for financings. Further, such conditions could also disrupt capital markets and limit our access to financing from public sources.
On February 20, 2020, we paid a regular quarterly cash distribution to our common shareholders of record on January 27, 2020, of $0.55 per share, or $26,511, using cash on hand and borrowings under our revolving credit facility. On April 2, 2020, we declared a regular quarterly distribution payable to common shareholders of record on April 13, 2020 of $0.55 per share, or approximately $26,500. We expect to pay this distribution on or about May 21, 2020 using cash on hand and borrowings under our revolving credit facility. For more information regarding the distributions we paid during 2020, see Note 9 to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Off Balance Sheet Arrangements (dollars in thousands)
We own 51% and 50% interests in two unconsolidated joint ventures which own three properties. The properties owned by these joint ventures are encumbered by an aggregate $82,000 principal amount of mortgage indebtedness. We do not control the activities that are most significant to these joint ventures and, as a result, we account for our investments in these joint ventures under the equity method of accounting. For more information on the financial condition and results of operations of these joint ventures, see Note 4 to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. Other than these joint ventures, as of March 31, 2020, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Debt Covenants (dollars in thousands)
Our principal debt obligations at March 31, 2020 consisted of borrowings under our $750,000 revolving credit facility, an aggregate outstanding principal balance of $1,660,000 of public issuances of senior unsecured notes and mortgage notes with an aggregate outstanding principal balance of $245,266, that were assumed in connection with certain of our acquisitions. Also, the three properties owned by two joint ventures in which we own 51% and 50% interests secure two additional mortgage notes. Our publicly issued senior unsecured notes are governed by indentures and their supplements. Our credit agreement and our senior unsecured notes indentures and their supplements provide for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, such as, in the case of our credit agreement, a change of control of us, which includes RMR LLC ceasing to act as our business and property manager. Our credit agreement and our senior unsecured notes indentures and their supplements also contain a number of covenants, including those that restrict our ability to incur debts, including debts secured by mortgages on our properties, in excess of calculated amounts, require us to comply with certain financial covenants and, in the case of our credit agreement, restrict our ability to make distributions to our shareholders under certain circumstances. As of March 31, 2020, we believe we were in compliance with the terms and conditions of our respective covenants under our credit agreement and senior unsecured notes indentures and their supplements. Our mortgage notes are non-recourse, subject to certain limited exceptions, and do not contain any material financial covenants.
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

Related Person Transactions
We have relationships and historical and continuing transactions with RMR LLC, RMR Inc. and others related to them. For example: we have no employees and the personnel and various services we require to operate our business are provided to us by RMR LLC pursuant to our business and property management agreements with RMR LLC; RMR Inc. is the managing member of RMR LLC; Adam Portnoy, the Chair of our Board of Trustees and one of our Managing Trustees, is the sole trustee, an officer and the controlling shareholder of ABP Trust, which is the controlling shareholder of RMR Inc., a managing director, the president and chief executive officer of RMR Inc. and an officer and employee of RMR LLC; David Blackman, our other Managing Trustee and our President and Chief Executive Officer, also serves as an officer and employee of RMR LLC; and each of our other officers is also an officer and employee of RMR LLC. We have relationships and historical and continuing transactions with other companies to which RMR LLC or its subsidiaries provide management services and some of which have trustees, directors or officers who are also trustees, directors or officers of us, RMR LLC or RMR Inc. and some of our Trustees and officers serve as trustees, directors or officers of these companies.
For more information about these and other such relationships and related person transactions, see Notes 10 and 11 to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, our 2019 Annual Report, our definitive Proxy Statement for our 2020 Annual Meeting of Shareholders and our other filings with the SEC. In addition, see the section captioned “Risk Factors” of our 2019 Annual Report for a description of risks that may arise as a result of these and other related person transactions and relationships. Our filings with the SEC and copies of certain of our agreements with these related persons, including our business and property management agreements with RMR LLC, are available as exhibits to our public filings with the SEC and accessible at the SEC’s website, www.sec.gov. We may engage in additional transactions with related persons, including businesses to which RMR LLC or its subsidiaries provide management services.
Item 3. Quantitative and Qualitative Disclosures About Market Risk (dollar amounts in thousands, except per share data)
We are exposed to risks associated with market changes in interest rates. We manage our exposure to this market risk by monitoring available financing alternatives. Our strategy to manage exposure to changes in interest rates has not materially changed since December 31, 2019. Other than as described below, we do not currently foresee any significant changes in our exposure to fluctuations in interest rates or in how we manage this exposure in the near future.
Fixed Rate Debt
At March 31, 2020, our outstanding fixed rate debt consisted of the following:

Debt	Principal Balance (1)	Annual Interest Rate (1)	Annual Interest Expense (1)	Maturity	Interest Payments Due
Senior unsecured notes	$300,000	4.150%	$12,450	2022	Semi-annually
Senior unsecured notes	300,000	4.000%	12,000	2022	Semi-annually
Senior unsecured notes	350,000	4.250%	14,875	2024	Semi-annually
Senior unsecured notes	400,000	4.500%	18,000	2025	Semi-annually
Senior unsecured notes	310,000	5.875%	18,213	2046	Quarterly
Mortgage note (one property in Washington, D.C.) (2)	32,677	5.720%	1,869	2020	Monthly
Mortgage note (one property in Philadelphia, PA)	39,879	3.580%	1,428	2020	Monthly
Mortgage note (one property in Lakewood, CO)	1,360	8.150%	111	2021	Monthly
Mortgage note (one property in Washington, D.C.)	26,345	4.220%	1,112	2022	Monthly
Mortgage note (three properties in Seattle, WA)	71,000	3.550%	2,521	2023	Monthly
Mortgage note (one property in Chicago, IL)	50,000	3.700%	1,850	2023	Monthly
Mortgage note (one property in Washington, D.C.)	24,005	4.800%	1,152	2023	Monthly
Total	$1,905,266		$85,581

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

(2)	In April 2020, this mortgage note was prepaid at par plus accrued interest.
Our senior unsecured notes require semi-annual or quarterly interest payments through maturity. Our mortgages generally require principal and interest payments through maturity pursuant to amortization schedules. Because these debts require interest to be paid at a fixed rate, changes in market interest rates during the term of these debts will not affect our interest obligations. If these debts were refinanced at interest rates which are one percentage point higher or lower than shown above, our annual interest cost would increase or decrease by approximately $19,053.
Changes in market interest rates also would affect the fair value of our fixed rate debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt. Based on the balances outstanding at March 31, 2020, and discounted cash flow analyses through the respective maturity dates, and assuming no other changes in factors that may affect the fair value of our fixed rate debt obligations, a hypothetical immediate one percentage point increase in interest rates would change the fair value of those obligations by approximately $56,166.
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
At March 31, 2020, we owned 51% and 50% interests in two joint venture arrangements which own three properties that are secured by fixed rate debt consisting of the following mortgage notes:

Debt	Our JV Ownership Interest	Principal Balance (1)(2)	Annual Interest Rate (1)	Annual Interest Expense (1)	Maturity	Interest Payments Due
Mortgage note (two properties in Fairfax, VA)	51%	$50,000	4.09%	$2,045	2029	Monthly
Mortgage note (one property in Washington, D.C.)	50%	32,000	3.69%	1,181	2024	Monthly
Total		$82,000		$3,226

(1)
The principal balances and interest rates are the amounts stated in the applicable contracts. In accordance with GAAP, the joint ventures’ recorded interest expense may differ from these amounts because of market conditions at the time they incurred the debt.

(2)	Reflects the entire balance of the debt secured by the properties and is not adjusted to reflect the interests in the joint ventures we do not own.
Floating Rate Debt
At March 31, 2020, our floating rate debt consisted of $348,000 of borrowings under our $750,000 revolving credit facility. Our revolving credit facility matures on January 31, 2023 and, subject to the payment of an extension fee and meeting certain other conditions, we have the option to extend the stated maturity by two six month periods. No principal repayments are required under our revolving credit facility prior to maturity, and we can borrow, repay and reborrow funds available under our revolving credit facility, subject to conditions, at any time without penalty.
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
The following table presents the impact a one percentage point increase in interest rates would have on our annual floating rate interest expense as of March 31, 2020:

	Impact of Changes in Interest Rates
	Annual Interest Rate (1)	Outstanding Debt	Total Interest Expense Per Year	Annual Earnings Per Share Impact (2)
At March 31, 2020	1.8%	$348,000	$6,264	$0.13
One percentage point increase	2.8%	$348,000	$9,744	$0.20

(1)	Weighted based on the interest rate and outstanding borrowings under our revolving credit facility as of March 31, 2020.

(2)	Based on the weighted average shares outstanding (diluted) for the three months ended March 31, 2020.

The following table presents the impact a one percentage point increase in interest rates would have on our annual floating rate interest expense as of March 31, 2020 if we were fully drawn on our revolving credit facility:

	Impact of an Increase in Interest Rates
	Annual Interest Rate (1)	Outstanding Debt	Total Interest Expense Per Year	Annual Earnings Per Share Impact (2)
At March 31, 2020	1.8%	$750,000	$13,500	$0.28
One percentage point increase	2.8%	$750,000	$21,000	$0.44

(1)	Weighted based on the interest rate and outstanding borrowings under our revolving credit facility as of March 31, 2020.

(2)	Based on the weighted average shares outstanding (diluted) for the three months ended March 31, 2020.
The foregoing tables show the impact of an immediate increase in floating interest rates as of March 31, 2020.  If interest rates were to increase gradually over time, the impact would be spread over time. Our exposure to fluctuations in floating interest rates will increase or decrease in the future with increases or decreases in the outstanding amount under our revolving credit facility or our other floating rate debt, if any. Although we have no present plans to do so, we may in the future enter into hedge arrangements from time to time to mitigate our exposure to changes in interest rates.
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
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Warning Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q contains statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other securities laws. Also, whenever we use words such as “believe”, “expect”, “anticipate”, “intend”, “plan”, “estimate”, “will”, “may” and negatives or derivatives of these or similar expressions, we are making forward-looking statements. These forward-looking statements are based upon our present intent, beliefs or expectations, but forward-looking statements are not guaranteed to occur and may not occur. Forward-looking statements in this Quarterly Report on Form 10-Q relate to various aspects of our business, including:

•	The duration and severity of the economic impact resulting from the COVID-19 pandemic and its impact on us and our tenants,

•	The likelihood and extent to which our tenants will be negatively impacted by the COVID-19 pandemic and its aftermath and be able and willing to pay us rent,

•	Our expectations about the financial strength of our tenants,

•
Our expectations that the diversity and other characteristics of our property portfolio and our financial resources will result in our ability to successfully withstand the current economic conditions,

•	Our sales and acquisitions of properties,

•	Our ability to compete for acquisitions and tenancies effectively,

•	The likelihood that our tenants will pay rent or be negatively affected by cyclical economic conditions or government budget constraints,

•
The likelihood that our tenants will renew or extend their leases and not exercise early termination options pursuant to their leases or that we will obtain replacement tenants on terms as favorable to us as our prior leases,

•	The likelihood that our rents will increase when we renew or extend our leases or enter new leases,

•	The expectation that, as a result of the COVID-19 pandemic, leasing activity may continue to slow, but overall tenant retention levels may increase,

•	Our belief that we are in a position to opportunistically deploy capital during 2020,

•	Our ability to pay distributions to our shareholders and to increase the amount of such distributions,

•	Our expectations regarding our future financial performance including FFO, Normalized FFO, Property NOI, and cash basis NOI,

•	Our policies and plans regarding investments, financings and dispositions,

•	Our expectations regarding occupancy at our properties,

•	The future availability of borrowings under our revolving credit facility,

•
Our expectation that there will be opportunities for us to acquire, and that we will acquire, additional properties primarily leased to single tenants and tenants with high credit quality characteristics like government entities,

•	Our expectations regarding demand for leased space,

•	Our expectations regarding capital expenditures,

•	Our ability to raise debt or equity capital,

•	Our ability to pay interest on and principal of our debt,

•	Our ability to appropriately balance our use of debt and equity capital,

•	Our ability to successfully execute our capital recycling program,

•	Our ability to maintain sufficient liquidity during the duration of the COVID-19 pandemic and resulting economic downturn,

•	Our credit ratings,

•	Our expectation that we benefit from our relationships with RMR Inc.,

•	The credit qualities of our tenants,

•	Our qualification for taxation as a REIT,

•	Changes in federal or state tax laws, and

•	Other matters.
Our actual results may differ materially from those contained in or implied by our forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors, some of which are beyond our control. Risks, uncertainties and other factors that could have a material adverse effect on our forward-looking statements and upon our business, results of operations, financial condition, FFO, Normalized FFO, Property NOI, cash flows, liquidity and prospects include, but are not limited to:

•	The impact of conditions in the economy, including the COVID-19 pandemic and its aftermath, and the capital markets on us and our tenants,

•	Competition within the real estate industry, particularly in those markets in which our properties are located,

•	The impact of changes in the real estate needs and financial conditions of our tenants,

•	Compliance with, and changes to, federal, state and local laws and regulations, accounting rules, tax laws and similar matters,

•	The impact of any U.S. government shutdown on our ability to collect rents or pay our operating expenses, debt obligations and distributions to shareholders on a timely basis,

•	Actual and potential conflicts of interest with our related parties, including our Managing Trustees, RMR LLC, RMR Inc., and others affiliated with them,

•	Limitations imposed on our business and our ability to satisfy complex rules in order for us to maintain our qualification for taxation as a REIT for U.S. federal income tax purposes, and

•	Acts of terrorism, outbreaks of pandemics, including the COVID-19 pandemic, or other manmade or natural disasters beyond our control.
For example:

•
Our ability to make future distributions to our shareholders and to make payments of principal and interest on our indebtedness depends upon a number of factors, including our receipt of rent from our tenants, our future earnings, the capital costs we incur to lease our properties and our working capital requirements. We may be unable to pay our debt obligations or to maintain our current rate of distributions on our common shares and future distributions may be reduced or eliminated,

•
Our ability to grow our business and increase our distributions depends in large part upon our ability to buy properties and lease them for rents, less their property operating costs, that exceed our capital costs. We may be unable to identify properties that we want to acquire, and we may fail to reach agreement with the sellers and complete the purchases of any properties we want to acquire. In addition, any properties we may acquire may not provide us with rents less property operating costs that exceed our capital costs or achieve our expected returns,

•
We may fail to maintain, or we may elect to change, our target payout ratio for distributions to shareholders of 75% of cash available for distribution. Further, our Board of Trustees considers many factors when setting distribution rates including our historical and projected income, Normalized FFO, cash available for distribution, the then current and expected needs and availability of cash to pay our obligations and fund our investments, distributions which may be required to be paid to maintain our qualification for taxation as a REIT and other factors deemed relevant by our Board of Trustees. Accordingly, future distribution rates may be increased or decreased and there is no assurance as to the rate at which future distributions will be paid,

•
We plan to selectively sell certain properties from time to time to fund future acquisitions and to strategically update, rebalance and reposition our investment portfolio, which we refer to as our capital recycling program. We cannot be sure we will sell any of these properties or what the terms of any sales may be nor that we will acquire replacement properties that improve our asset quality or our ability to increase our distributions to shareholders,

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

•
Our belief that there is a likelihood that tenants may renew or extend our leases prior to their expirations whenever they have made significant investments in the leased properties, or because those properties may be of strategic importance to them, may not be realized,

•
Our belief that our overall tenant retention levels may increase as a result of the COVID-19 pandemic may not be realized. However, if the COVID-19 pandemic and the current economic conditions continue for an extended period or worsen, our tenants may become unable to pay rent or they may elect to not renew their leases with us. Further, some of our government leases provide the tenant with certain rights to terminate their lease early. Budgetary and other fiscal pressures may result in some governmental tenants terminating their leases early or not renewing their leases. Further, the COVID-19 pandemic has caused changes in workplace practices, including increased remote work arrangements. To the extent those practices become permanent or increased, leasing demand for office space may decline. As a result of these factors, our tenant retention levels may not increase and they could decline,

•
Our belief that we are well positioned to opportunistically deploy capital during 2020 may not be realized. We may fail to identify and execute on opportunities to deploy capital and any deployment of capital we may make may not result in the returns that we expect,

•
Our belief that the reduction in government tenant space utilization and the consolidation of government tenants into government owned real estate is substantially complete may prove misplaced if these prior trends continue or do not moderate to the extent we expect, including in response to the COVID-19 pandemic and its aftermath,

•
Our perception that recent activity suggests that the government has begun to shift its leasing strategy to include longer term leases and that the government is actively exploring 10 to 20 year lease terms at renewal, in some instances, may mistakenly imply that these activities are indicative of a trend or broader change in government leasing strategy or practices. Further, even if they may be indicative of such a trend or change, that trend or change may not be sustained by the government, including in response to the COVID-19 pandemic and its aftermath,

•
Contingencies in our acquisition and sale agreements may not be satisfied and any expected acquisitions and sales and any related lease arrangements we expect to enter may not occur, may be delayed or the terms of such transactions or arrangements may change,

•	We are currently marketing four properties for sale. However, we may not succeed in selling any or all of these properties,

•	We expect to pursue accretively growing our property portfolio. However, we may not succeed in making acquisitions that are accretive and future acquisitions could be dilutive,

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

•	We have the option to extend the maturity date of our revolving credit facility upon payment of a fee and meeting other conditions; however, the applicable conditions may not be met,

•	We may incur significant costs to prepare a property for a tenant, particularly for single tenant properties,

•	We may spend more for capital expenditures than we currently expect,

•	We may fail to obtain development rights or entitlements that we may seek for development and other projects we may wish to conduct at our properties,

•	Our existing joint venture arrangements and any other joint venture arrangements that we may enter may not be successful,

•
We believe that we are well positioned to weather the present disruptions of the COVID-19 pandemic facing the real estate industry and the economy generally. However, the full extent of the future impact of the COVID-19 pandemic is unknown and we may not realize similar or better operating results in the future,

•
We believe that the near term impact of the COVID-19 pandemic to us will not be material due to the strength of our tenant base. However, if the COVID-19 pandemic and the current economic conditions continue for an extended period of time or worsen, our tenants may be significantly adversely impacted, which may result in those tenants seeking relief from their rent obligations, their inability to pay rent, the termination of their leases or our tenants not renewing their leases or renewing their leases for less space. Therefore, the impact we experience in the near term may be worse than we expect,

•
We have granted requests for assistance to some of our tenants. This assistance generally entails a deferral of, in most cases, one month of rent until September 2020 when the deferred rent amounts will begin to be payable over a 12-month period. However, current market and economic conditions may deteriorate further and the rent assistance granted by us may not be sufficient to ensure that tenants will be able to meet their rent payment obligations under their leases with us, which may result in an increase in tenant defaults and terminations,

•
The business and property management agreements between us and RMR LLC have continuing 20 year terms. However, those agreements permit early termination in certain circumstances. Accordingly, we cannot be sure that these agreements will remain in effect for continuing 20 year terms,

•
We believe that our relationships with our related parties, including RMR LLC, RMR Inc., and others affiliated with them may benefit us and provide us with competitive advantages in operating and growing our business. However, the advantages we believe we may realize from these relationships may not materialize, and

•
It is difficult to accurately estimate leasing related obligations and costs of development and tenant improvement costs. Our unspent leasing related obligations and development costs may cost more and may take longer to complete than we currently expect, and we may incur increased amounts for these and similar purposes in the future.

Currently unexpected results could occur due to many different circumstances, some of which are beyond our control, such as the COVID-19 pandemic and its aftermath, changes in our tenants’ needs for leased space, the ability of the U.S. government to approve spending bills to fund the U.S. government’s obligations, acts of terrorism, natural disasters or changes in capital markets or the economy generally.
The information contained elsewhere in this Quarterly Report on Form 10-Q and our 2019 Annual Report or in our other filings with the SEC, including under the caption “Risk Factors”, or incorporated herein or therein, identifies other important factors that could cause differences from our forward-looking statements. Our filings with the SEC are available on the SEC’s website at www.sec.gov.
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
Part II. Other Information
Item 1A. Risk Factors
Our business faces many risks, a number of which are described under the caption “Risk Factors” in our 2019 Annual Report. The COVID-19 pandemic may subject us to additional risks that are described below. The risks described in our 2019 Annual Report and below may not be the only risks we face. Other risks of which we are not yet aware, or that we currently believe are not material, may also materially and adversely impact our business operations or financial results. If any of the events or circumstances described in the risk factors contained in our 2019 Annual Report or described below occurs, our business, financial condition or results of operations could be adversely impacted and the value of an investment in our securities could decline. Investors and prospective investors should consider the risks described in our 2019 Annual Report and below, and the information contained under the caption “Warning Concerning Forward-Looking Statements” and elsewhere in this Quarterly Report on Form 10-Q before deciding whether to invest in our securities.
The COVID-19 pandemic has resulted, or is expected to result, in a global economic recession that may materially adversely impact our business, operations, financial results and liquidity.
The viral disease outbreak known as COVID-19 has been declared a pandemic by the World Health Organization and in response to the outbreak, the U.S. Health and Human Services Secretary has declared a public health emergency in the United States and many states and municipalities have declared public health emergencies. The COVID-19 pandemic has had a devastating impact on the global economy, including the U.S. economy, and has resulted, or is expected to result, in a global economic recession.
Economic downturns and recessions in the United States have historically negatively impacted the commercial office real estate market, including by causing increased tenant defaults, decreased occupancies and reduced rental rates. We expect that the current economic conditions may have similar negative impacts on our business and that the extent of those negative consequences will depend to a large extent on the duration and depth of the economic downturn in the United States and the strength and sustainability of any economic recovery that may follow.
While we have not yet experienced a material adverse impact on our occupancy resulting from the COVID-19 pandemic as of the date of this Quarterly Report on Form 10-Q, if the outbreak continues to weaken national, regional and local economies, it could negatively impact our occupancy levels and result in significant tenant defaults in the payment of rent owed to us. Although, as of March 31, 2020, 34.6% of our total annualized rental income was from leases with governmental agencies, including 25.0% of our total annualized rental income from leases with the U.S. federal government, the balance of our rents comes from nongovernmental tenants. Further, as of March 31, 2020, tenants occupying approximately 11.0% of our rentable square feet and responsible for approximately 7.9% of our annualized rental income as of March 31, 2020 currently have exercisable rights to terminate their leases before the stated terms of their leases expire. Also, in 2020, 2021 and 2022, early termination rights become exercisable by other tenants who currently occupy an additional approximately 3.2%, 1.3% and 2.3% of our rentable square feet, respectively, and contribute an additional approximately 4.0%, 1.4% and 2.4% of our annualized rental income, respectively, as of March 31, 2020. In addition, as of March 31, 2020, pursuant to leases with 13 of our tenants, these tenants have rights to terminate their leases if their respective legislature or other funding authority does not appropriate rent amounts in their respective annual budgets. These 13 tenants occupy approximately 5.2% of our rentable square feet and contribute approximately 5.5% of our annualized rental income as of March 31, 2020. Additionally, we typically conduct aspects of our leasing activity at our properties. Reductions in the ability and willingness of prospective tenants to visit our properties due to the COVID-19 outbreak, or the extent to which federal, state and municipal orders limit the extent to which our manager’s employees can visit our properties, could have an impact on our leasing activity which could reduce rental income and tenant reimbursements and other income produced by our properties. We have experienced a slowdown in our leasing activity thus far in the second quarter of 2020 due to the COVID-19 pandemic and expect this slowdown may continue. Concerns relating to such an outbreak could also cause on-site personnel not to report for work at our properties, which could adversely affect the management of our properties.

We cannot predict the extent and duration of the COVID-19 pandemic or the severity and duration of its economic impact. Potential consequences of the current unprecedented measures taken in response to the spread of COVID-19, and current market disruptions and volatility affecting us include, but are not limited to:

•	continued sudden and/or severe declines in the market price of our common shares;

•	possible significant declines in the value of our properties;

•	our inability to accurately or reliably value our portfolio;

•	our inability to comply with financial covenants contained in our debt agreements that could result in our defaulting under such agreements;

•	our need to reduce or eliminate the distributions we pay to our shareholders and our need to maintain such reduction or elimination for an extended period of time;

•
our failure to pay interest and principal when due under our outstanding debt, which may result in the acceleration of payment for our outstanding debt and our possible loss of our revolving credit facilities;

•	our inability to access debt and equity capital on attractive terms, or at all;

•	increased risk of default or bankruptcy of our tenants;

•	increased risk of our tenants being unable to weather an extended cessation of normal economic activity and thereby impairing their ability to continue functioning as a going concern;

•	downgrades of our credit ratings by nationally recognized credit rating agencies;

•
our inability to sell properties we may identify for sale due to a general decline in business activity and demand for real estate transactions and, as a result, our inability to redeploy our capital into investments we believe are more beneficial to us;

•
our inability to make improvements to our properties due to a construction moratorium or decrease in available construction workers or construction activity, including required inspectors and governmental personnel for permitting and other requirements, and due to our need to maintain our liquidity; and

•
reduced economic demand resulting from mass employee layoffs or furloughs in response to governmental action taken to slow the spread of COVID-19, which could impact the continued viability of our tenants and the demand for office space at our properties.

Further, the extent and strength of any economic recovery after the COVID-19 pandemic abates are uncertain and subject to various factors and conditions. Our business, operations and financial position may continue to be negatively impacted after the COVID-19 pandemic abates and may remain at depressed levels compared to prior to the outbreak of the COVID-19 pandemic and those conditions may continue for an extended period.
Future distributions to our shareholders may be reduced or eliminated as a result of the uncertainty and materially adverse impact of the COVID-19 pandemic and related economic downturn and the form of payment could change.
We currently intend to continue to make regular quarterly distributions to our shareholders. However:

•
our ability to make or sustain the rate of distributions may continue to be adversely affected by the negative impact of the COVID-19 pandemic and its aftermath on our business, results of operations and liquidity;

•
our making of distributions is subject to compliance with restrictions contained in our credit agreement and may be subject to restrictions in future debt obligations we may incur; during the continuance of any event of default under our credit agreement, we may be limited or in some cases prohibited from making distributions to our shareholders; and

•
our distribution rates are set and reset from time to by our Board of Trustees. Our Board of Trustees considers many factors when setting distribution rates including our historical and projected income, Normalized FFO, cash available for distribution, the then current and expected needs and availability of cash to pay our obligations and fund our investments, distributions which may be required to be paid to maintain our qualification for taxation as a REIT and other factors deemed relevant by our Board of Trustees. Accordingly, future distribution rates may be increased or decreased and there is no assurance as to the rate at which future distributions will be paid.
For these reasons, among others, our distribution rate may decline or we may cease making distributions to our shareholders.
In addition, in order to preserve liquidity, we may elect to pay distributions to our shareholders in part in a form other than cash, such as issuing additional common shares of ours to our shareholders, as permitted by the applicable tax rules.
Some of our tenants have requested assistance from their obligations to pay us rent in response to the current economic conditions resulting from the COVID-19 pandemic and we expect to receive additional similar requests in the future; we have provided certain limited assistance in response to these requests and may determine to grant additional assistance in the future if we determine it prudent or appropriate to do so.
The current economic conditions resulting from the COVID-19 pandemic significantly negatively impacted certain of our tenants’ businesses, operations and liquidity. As a result of the COVID-19 pandemic, we have received requests from some of our tenants for rent assistance. As of April 28, 2020, we have granted temporary rent assistance totaling $1,403 to 18 tenants who represent 2.4% of our annualized rental income as of March 31, 2020. This assistance generally entails a deferral of, in most cases, one month of rent until September 2020 when the deferred rent amounts will begin to be payable over a 12-month period. We expect to receive additional similar requests in the future, and we may determine to grant additional assistance in the future, which may vary from the type of assistance we have granted to date, and could include more substantial assistance, if we determine it prudent or appropriate to do so. In addition, if any of our tenants are unable to continue as going concerns as a result of the current economic conditions or otherwise, we will experience a reduction in rents received and we may be unable to find suitable replacement tenants for an extended period or at all and the terms of our leases with those replacement tenants may not be as favorable to us as the terms of our agreements with our existing tenants.
The COVID-19 pandemic may have significant impacts on workplace practices and those changes could be detrimental to our business.
Temporary closures of businesses and stay in place orders and the resulting remote working arrangements for nonessential personnel in response to the COVID-19 pandemic may result in long-term changed work practices that could negatively impact us and our business. For example, the increased adoption of and familiarity with remote work practices could result in decreased demand for office space. If so, our business, operating results, financial condition and prospects may be materially adversely impacted.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer purchases of equity securities. The following table provides information about our purchases of our equity securities during the quarter ended March 31, 2020:

				Maximum
			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares that
	Number of		as Part of Publicly	May Yet Be Purchased
	Shares	Average Price	Announced Plans	Under the Plans or
Calendar Month	Purchased (1)	Paid per Share	or Programs	Programs
January 2020	410	$32.89	—	$—
March 2020	602	22.65	—	—
Total	1,012	$26.80	—	$—

(1)
These common share withholdings and purchases were made to satisfy tax withholding and payment obligations of former officers and employees of RMR LLC in connection with awards of our common shares and the vesting of those and prior awards of common shares to them. We withheld and purchased these shares at their fair market values based upon the trading prices of our common shares at the close of trading on Nasdaq on the purchase dates.

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

10.1	Form of Indemnification Agreement. (Filed herewith.)

31.1	Rule 13a-14(a) Certification. (Filed herewith.)

31.2	Rule 13a-14(a) Certification. (Filed herewith.)

32.1	Section 1350 Certification. (Furnished herewith.)

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document. (Filed herewith.)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (Filed herewith.)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (Filed herewith.)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (Filed herewith.)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (Filed herewith.)
104	Cover Page Interactive Data File. (Formatted as Inline XBRL and contained in Exhibit 101.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OFFICE PROPERTIES INCOME TRUST

By:	/s/ David M. Blackman
David M. Blackman
President and Chief Executive Officer
Dated: May 1, 2020

By:	/s/ Matthew C. Brown
Matthew C. Brown
Chief Financial Officer and Treasurer
(principal financial officer and principal accounting officer)
Dated: May 1, 2020