Form 10-Q
period 2020-06-30
OFFICE PROPERTIES INCOME TRUST
filed 2020-07-30
CIK 1456772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

617-219-1440
(Registrant’s Telephone Number, Including Area Code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name Of Each Exchange On Which Registered
Common Shares of Beneficial Interest	OPI	The Nasdaq Stock Market LLC
5.875% Senior Notes due 2046	OPINI	The Nasdaq Stock Market LLC
6.375% Senior Notes due 2050	OPINL	The Nasdaq Stock Market LLC

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

Number of registrant’s common shares of beneficial interest, $.01 par value per share, outstanding as of July 29, 2020: 48,227,800

OFFICE PROPERTIES INCOME TRUST

FORM 10-Q

June 30, 2020

References in this Quarterly Report on Form 10-Q to “the Company”, “OPI”, “we”, “us” or “our” include Office Properties Income Trust and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

PART I.    Financial Information
Item 1.    Financial Statements
OFFICE PROPERTIES INCOME TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)
(unaudited)

	June 30,	December 31,
	2020	2019
ASSETS
Real estate properties:
Land	$843,418	$840,550
Buildings and improvements	2,691,482	2,652,681
Total real estate properties, gross	3,534,900	3,493,231
Accumulated depreciation	(422,716)	(387,656)
Total real estate properties, net	3,112,184	3,105,575
Assets of properties held for sale	—	70,877
Investments in unconsolidated joint ventures	39,067	39,756
Acquired real estate leases, net	645,589	732,382
Cash and cash equivalents	24,485	93,744
Restricted cash	5,616	6,952
Rents receivable	95,005	83,556
Deferred leasing costs, net	45,029	40,107
Other assets, net	10,688	20,187
Total assets	$3,977,663	$4,193,136

LIABILITIES AND SHAREHOLDERS’ EQUITY
Unsecured revolving credit facility	$200,000	$—
Senior unsecured notes, net	1,766,387	2,017,379
Mortgage notes payable, net	210,539	309,946
Liabilities of properties held for sale	—	14,693
Accounts payable and other liabilities	115,593	125,048
Due to related persons	6,856	7,141
Assumed real estate lease obligations, net	11,858	13,175
Total liabilities	2,311,233	2,487,382

Commitments and contingencies

Shareholders’ equity:
Common shares of beneficial interest, $.01 par value: 200,000,000 shares authorized, 48,227,800 and 48,201,941 shares issued and outstanding, respectively	482	482
Additional paid in capital	2,613,868	2,612,425
Cumulative net income	189,356	177,217
Cumulative other comprehensive loss	(85)	(200)
Cumulative common distributions	(1,137,191)	(1,084,170)
Total shareholders’ equity	1,666,430	1,705,754
Total liabilities and shareholders’ equity	$3,977,663	$4,193,136

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OFFICE PROPERTIES INCOME TRUST
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(amounts in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Rental income	$145,603	$176,032	$295,488	$350,809

Expenses:
Real estate taxes	15,781	18,147	32,588	36,539
Utility expenses	5,201	7,470	12,213	16,851
Other operating expenses	25,787	29,692	51,667	59,828
Depreciation and amortization	64,170	73,913	127,113	151,434
Loss on impairment of real estate	—	2,380	—	5,584
Acquisition and transaction related costs	—	98	—	682
General and administrative	7,204	8,744	14,313	17,467
Total expenses	118,143	140,444	237,894	288,385

Gain (loss) on sale of real estate	66	(17)	10,822	22,075
Dividend income	—	980	—	1,960
Loss on equity securities	—	(66,135)	—	(44,007)
Interest and other income	30	241	736	489
Interest expense (including net amortization of debt premiums, discounts and issuance costs of $2,402, $2,863, $4,685 and $5,704, respectively)	(25,205)	(35,348)	(52,364)	(72,481)
Loss on early extinguishment of debt	(557)	(71)	(3,839)	(485)
Income (loss) before income tax (expense) benefit and equity in net losses of investees	1,794	(64,762)	12,949	(30,025)
Income tax (expense) benefit	(235)	130	(274)	(353)
Equity in net losses of investees	(260)	(142)	(536)	(377)
Net income (loss)	1,299	(64,774)	12,139	(30,755)
Other comprehensive income (loss):
Unrealized gain (loss) on financial instrument	176	(269)	115	(367)
Equity in unrealized gain of investees	—	71	—	137
Other comprehensive income (loss)	176	(198)	115	(230)
Comprehensive income (loss)	$1,475	$(64,972)	$12,254	$(30,985)

Weighted average common shares outstanding (basic and diluted)	48,106	48,049	48,101	48,040

Per common share amounts (basic and diluted):
Net income (loss)	$0.03	$(1.35)	$0.25	$(0.64)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OFFICE PROPERTIES INCOME TRUST
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(dollars in thousands)
(unaudited)

	Number of Shares	Common Shares	Additional Paid In Capital	Cumulative Net Income	Cumulative Other Comprehensive Income (Loss)	Cumulative Common Distributions	Total Shareholders’ Equity
Balance at December 31, 2019	48,201,941	$482	$2,612,425	$177,217	$(200)	$(1,084,170)	$1,705,754
Share grants	—	—	379	—	—	—	379
Share repurchases	(1,012)	—	(27)	—	—	—	(27)
Net current period other comprehensive loss	—	—	—	—	(61)	—	(61)
Net income	—	—	—	10,840	—	—	10,840
Distributions to common shareholders	—	—	—	—	—	(26,511)	(26,511)
Balance at March 31, 2020	48,200,929	482	2,612,777	188,057	(261)	(1,110,681)	1,690,374
Share grants	28,000	—	1,121	—	—	—	1,121
Share repurchases	(1,129)	—	(30)	—	—	—	(30)
Net current period other comprehensive income	—	—	—	—	176	—	176
Net income	—	—	—	1,299	—	—	1,299
Distributions to common shareholders	—	—	—	—	—	(26,510)	(26,510)
Balance at June 30, 2020	48,227,800	$482	$2,613,868	$189,356	$(85)	$(1,137,191)	$1,666,430

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OFFICE PROPERTIES INCOME TRUST
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(dollars in thousands)
(unaudited)

	Number of Shares	Common Shares	Additional Paid In Capital	Cumulative Net Income (Loss)	Cumulative Other Comprehensive Income (Loss)	Cumulative Common Distributions	Total Shareholders’ Equity
Balance at December 31, 2018	48,082,903	$481	$2,609,801	$146,882	$106	$(978,302)	$1,778,968
Share grants	9,000	—	865	—	—	—	865
Amount reclassified from cumulative other comprehensive income to net income	—	—	—	—	(371)	—	(371)
Net current period other comprehensive loss	—	—	—	—	(32)	—	(32)
Net income	—	—	—	34,019	—	—	34,019
Distributions to common shareholders	—	—	—	—	—	(26,445)	(26,445)
Balance at March 31, 2019	48,091,903	481	2,610,666	180,901	(297)	(1,004,747)	1,787,004
Share grants	24,000	—	971	—	—	—	971
Share repurchases	(2,245)	—	(63)	—	—	—	(63)
Share forfeitures	(214)	—	(4)	—	—	—	(4)
Net current period other comprehensive loss	—	—	—	—	(198)	—	(198)
Net loss	—	—	—	(64,774)	—	—	(64,774)
Distributions to common shareholders	—	—	—	—	—	(26,450)	(26,450)
Balance at June 30, 2019	48,113,444	$481	$2,611,570	$116,127	$(495)	$(1,031,197)	$1,696,486

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OFFICE PROPERTIES INCOME TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Six Months Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$12,139	$(30,755)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	41,318	46,091
Net amortization of debt premiums, discounts and issuance costs	4,685	5,704
Amortization of acquired real estate leases	85,726	105,460
Amortization of deferred leasing costs	3,380	2,771
Gain on sale of real estate	(10,822)	(22,075)
Loss on impairment of real estate	—	5,584
Loss on early extinguishment of debt	2,701	485
Straight line rental income	(9,051)	(12,461)
Other non-cash expenses, net	957	1,288
Loss on equity securities	—	44,007
Equity in net losses of investees	536	377
Change in assets and liabilities:
Rents receivable	(2,162)	15,886
Deferred leasing costs	(8,803)	(15,208)
Other assets	5,300	6,104
Accounts payable and other liabilities	(14,429)	(16,858)
Due to related persons	(285)	(28,610)
Net cash provided by operating activities	111,190	107,790

CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate acquisitions	(11,864)	—
Real estate improvements	(32,050)	(21,126)
Distributions in excess of earnings from unconsolidated joint ventures	153	1,121
Distributions in excess of earnings from Affiliates Insurance Company	287	—
Proceeds from sale of properties, net	81,528	288,885
Proceeds from repayment of mortgage note receivable	2,880	—
Net cash provided by investing activities	40,934	268,880

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of mortgage notes payable	(114,413)	(9,970)
Repayment of unsecured term loans	—	(218,000)
Repayment of senior unsecured notes	(400,000)	—
Proceeds from issuance of senior notes, net of discounts	145,275	—
Borrowings on unsecured revolving credit facility	481,467	85,000
Repayments on unsecured revolving credit facility	(281,467)	(195,000)
Payment of debt issuance costs	(503)	—
Repurchase of common shares	(57)	(63)
Distributions to common shareholders	(53,021)	(52,895)
Net cash used in financing activities	(222,719)	(390,928)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OFFICE PROPERTIES INCOME TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(dollars in thousands)
(unaudited)

	Six Months Ended June 30,
	2020	2019
Decrease in cash, cash equivalents and restricted cash	$(70,595)	$(14,258)
Cash, cash equivalents and restricted cash at beginning of period	100,696	38,943
Cash, cash equivalents and restricted cash at end of period	$30,101	$24,685

	Six Months Ended June 30,
	2020	2019
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$53,811	$68,640
Income taxes paid	$—	$457

SUPPLEMENTAL DISCLOSURE OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows:

	As of June 30,
	2020	2019
Cash and cash equivalents	$24,485	$21,102
Restricted cash	5,616	3,583
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$30,101	$24,685

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
Note 3. Per Common Share Amounts
We calculate basic earnings per common share by dividing net income (loss) by the weighted average number of our common shares outstanding during the period. We calculate diluted earnings per share using the more dilutive of the two class method or the treasury stock method. Unvested share awards and other potentially dilutive common shares, together with the related impact on earnings, are considered when calculating diluted earnings per share. For the three and six months ended June 30, 2020 and 2019, certain unvested common shares were not included in the calculation of diluted earnings per share because to do so would have been antidilutive.
Note 4. Real Estate Properties
As of June 30, 2020, our wholly owned properties were comprised of 184 properties with approximately 24,909,000 rentable square feet, with an aggregate undepreciated carrying value of $3,534,900 and we had noncontrolling ownership interests in three properties totaling approximately 444,000 rentable square feet through two unconsolidated joint ventures in which we own 51% and 50% interests. We generally lease space at our properties on a gross lease, modified gross lease or net lease basis pursuant to fixed term contracts expiring between 2020 and 2040. Some of our leases generally require us to pay all or some property operating expenses and to provide all or most property management services. During the three months ended June 30, 2020, we entered into 16 leases for approximately 642,000 rentable square feet for a weighted (by rentable square feet) average lease term of 6.1 years and we made commitments for approximately $16,529 of leasing related costs. During the six months ended June 30, 2020, we entered into 43 leases for approximately 1,231,000 rentable square feet for a weighted (by rentable square feet) average lease term of 5.4 years and we made commitments for approximately $29,459 of leasing related costs.
As of June 30, 2020, we have estimated unspent leasing related obligations of $61,720.
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
In July 2020, we entered into an agreement to acquire an office property located in Denver, CO with approximately 68,000 rentable square feet for a purchase price of $38,100, excluding acquisition related costs. This acquisition is expected to occur before the end of the third quarter. However, this acquisition is subject to due diligence and other closing conditions; accordingly, we cannot be sure that we will complete this acquisition, that this acquisition will not be delayed or that the terms will not change.
Disposition Activities
During the six months ended June 30, 2020, we sold six properties with a combined 734,784 rentable square feet for an aggregate sales price of $85,363, excluding closing costs and including the repayment of one mortgage note with an outstanding principal balance of $13,095, an annual interest rate of 5.9% and a maturity date in August 2021.
The sales of these properties, as presented in the table below, do not represent significant dispositions individually or in the aggregate nor do they represent a strategic shift in our business. As a result, the results of operations of these properties are included in continuing operations through the date of sale in our condensed consolidated statements of comprehensive income (loss).

Date of Sale	Number of Properties	Location	Rentable Square Feet	Gross Sales Price (1)	Gain (Loss) on Sale of Real Estate
January 2020	2	Stafford, VA	64,656	$14,063	$4,704
January 2020	1	Windsor, CT	97,256	7,000	314
February 2020	1	Lincolnshire, IL	222,717	12,000	1,176
March 2020	1	Trenton, NJ	267,025	30,100	(192)
March 2020	1	Fairfax, VA	83,130	22,200	4,820
	6		734,784	$85,363	$10,822

(1)	Gross sales price is equal to the gross contract price, includes purchase price adjustments, if any, and excludes closing costs.
In July 2020, we entered into an agreement to sell a four property business park located in Fairfax, VA containing approximately 171,000 rentable square feet for a gross sales price of $25,400, excluding closing costs. This sale is expected to occur before the end of the third quarter. However, this sale is subject to conditions; accordingly, we cannot be sure that we will complete this sale or that this sale will not be delayed or the terms will not change.

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)
(unaudited)

Unconsolidated Joint Ventures
We own interests in two joint ventures that own three properties. We account for these investments under the equity method of accounting. As of June 30, 2020 and December 31, 2019, our investments in unconsolidated joint ventures consisted of the following:

		OPI Carrying Value of Investments at
Joint Venture	OPI Ownership	June 30, 2020	December 31, 2019	Number of Properties	Location	Rentable Square Feet
Prosperity Metro Plaza	51%	$22,304	$22,483	2	Fairfax, VA	328,655
1750 H Street, NW	50%	16,763	17,273	1	Washington, D.C.	115,411
Total		$39,067	$39,756	3		444,066
The following table provides a summary of the mortgage debt of our two unconsolidated joint ventures:

Joint Venture	Interest Rate (1)	Maturity Date	Principal Balance at June 30, 2020 and December 31, 2019 (2)
Prosperity Metro Plaza	4.09%	12/1/2029	$50,000
1750 H Street, NW	3.69%	8/1/2024	32,000
Weighted Average / Total	3.93%		$82,000

(1)	Includes the effect of mark to market purchase accounting.

(2)	Reflects the entire balance of the debt secured by the properties and is not adjusted to reflect the interests in the joint ventures we do not own. None of the debt is recourse to us.
At June 30, 2020, the aggregate unamortized basis difference of our two unconsolidated joint ventures of $7,706 is primarily attributable to the difference between the amount we paid to purchase our interest in these joint ventures, including transaction costs, and the historical carrying value of the net assets of these joint ventures. This difference is being amortized over the remaining useful life of the related properties and the resulting amortization expense is included in equity in net losses of investees in our condensed consolidated statements of comprehensive income (loss).
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
We increased rental income to record revenue on a straight line basis by $3,468 and $5,667 for the three months ended June 30, 2020 and 2019, respectively, and $9,051 and $12,461 for the six months ended June 30, 2020 and 2019, respectively. Rents receivable, excluding properties classified as held for sale, include $63,829 and $54,837 of straight line rent receivables at June 30, 2020 and December 31, 2019, respectively.
We do not include in our measurement of our lease receivables certain variable payments, including payments determined by changes in the index or market-based indices after the inception of the lease, certain tenant reimbursements and other income until the specific events that trigger the variable payments have occurred. Such payments totaled $18,302 and $38,048 for the three and six months ended June 30, 2020, respectively, of which tenant reimbursements totaled $17,229 and $35,851, respectively. For the three and six months ended June 30, 2019, such payments totaled $22,696 and $46,090, respectively, of which tenant reimbursements totaled $21,540 and $43,663, respectively.

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)
(unaudited)

As a result of the COVID-19 pandemic, some of our tenants have requested rent assistance. As of July 27, 2020, we have granted temporary rent assistance totaling $2,475 to 23 of our tenants who represent approximately 3.7% of our annualized rental income, as defined below, as of June 30, 2020, pursuant to a deferred payment plan whereby these tenants will be obligated to pay, in most cases, the deferred rent over a 12-month period beginning in September 2020. We have elected to use the FASB relief package regarding the application of lease accounting guidance to lease concessions provided as a result of the COVID-19 pandemic. The FASB relief package provides entities with the option to account for lease concessions resulting from the COVID-19 pandemic outside of the existing lease modification guidance if the resulting cash flows from the modified lease are substantially the same as or less than the original lease. Because the deferred rent amounts referenced above will be repaid over a 12-month period, the cash flows from the respective leases are substantially the same as before the rent deferrals. The deferred amounts did not impact our results for the three and six months ended June 30, 2020 and, as of June 30, 2020, we recognized an increase in our accounts receivable related to these deferred payments of $2,222.
Right of Use Asset and Lease Liability. For leases where we are the lessee, we are required to record a right of use asset and lease liability for all leases with an initial term greater than 12 months. As of June 30, 2020, we had one lease that met these criteria where we are the lessee, which expires on January 31, 2021. We sublease a portion of the space, which sublease expires on January 31, 2021. The values of the right of use asset and related liability representing our future obligation under the lease arrangement for which we are the lessee were $1,167 and $1,190, respectively, as of June 30, 2020, and $2,149 and $2,179, respectively, as of December 31, 2019. The right of use asset and related lease liability are included within other assets, net and accounts payable and other liabilities, respectively, within our condensed consolidated balance sheets. Rent expense incurred under the lease, net of sublease revenue, was $446 and $381 for the three months ended June 30, 2020 and 2019, respectively, and $892 and $815 for the six months ended June 30, 2020 and 2019, respectively.
Note 6. Concentration
Tenant Concentration
We define annualized rental income as the annualized contractual base rents from our tenants pursuant to our lease agreements as of the measurement date, plus straight line rent adjustments and estimated recurring expense reimbursements to be paid to us, and excluding lease value amortization. As of June 30, 2020, the U.S. Government, 11 state governments and two other government tenants combined were responsible for approximately 35.1% of our annualized rental income. As of June 30, 2019, the U.S. Government, 13 state governments and three other government tenants combined were responsible for approximately 35.7% of our annualized rental income. The U.S. Government is our largest tenant by annualized rental income and was responsible for approximately 25.2% and 25.6% of our annualized rental income as of June 30, 2020 and 2019, respectively.
Geographic Concentration
At June 30, 2020, our 184 wholly owned properties were located in 34 states and the District of Columbia. Properties located in Virginia, California, the District of Columbia, Texas and Maryland were responsible for 15.1%, 12.1%, 10.9%, 8.3% and 6.7% of our annualized rental income as of June 30, 2020, respectively.
Note 7. Indebtedness
Our principal debt obligations at June 30, 2020 were: (1) $200,000 of outstanding borrowings under our $750,000 unsecured revolving credit facility; (2) $1,810,000 aggregate outstanding principal amount of senior unsecured notes; and (3) $211,796 aggregate outstanding principal amount of mortgage notes.
Our $750,000 revolving credit facility is governed by a credit agreement, or our credit agreement, with a syndicate of institutional lenders that includes a feature under which the maximum aggregate borrowing availability may be increased to up to $1,950,000 in certain circumstances.
Our $750,000 revolving credit facility is available for general business purposes, including acquisitions. The maturity date of our revolving credit facility is January 31, 2023 and, subject to our payment of an extension fee and meeting certain other conditions, we have the option to extend the stated maturity date of our revolving credit facility by two additional six month periods. We can borrow, repay and reborrow funds available under our revolving credit facility until maturity and no principal repayment is due until maturity. We are required to pay interest at a rate of LIBOR plus a premium, which was 110 basis points per annum at June 30, 2020, on the amount outstanding under our revolving credit facility. We also pay a facility fee on the total

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)
(unaudited)

amount of lending commitments under our revolving credit facility, which was 25 basis points per annum at June 30, 2020. Both the interest rate premium and facility fee are subject to adjustment based upon changes to our credit ratings. As of June 30, 2020 and December 31, 2019, the annual interest rate payable on borrowings under our revolving credit facility was 1.2% and 2.7%, respectively. The weighted average annual interest rate for borrowings under our revolving credit facility was 1.3% and 3.5% for the three months ended June 30, 2020 and 2019, respectively, and 2.1% and 3.5% for the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020 and July 29, 2020, we had $200,000 and $180,000, respectively, outstanding under our revolving credit facility, and $550,000 and $570,000, respectively, available for borrowing under our revolving credit facility.
Our credit agreement and senior unsecured notes indentures and their supplements provide for acceleration of payment of all amounts due thereunder upon the occurrence and continuation of certain events of default, such as, in the case of our credit agreement, a change of control of us, which includes The RMR Group LLC, or RMR LLC, ceasing to act as our business and property manager. Our credit agreement and senior unsecured notes indentures and their supplements also contain covenants, including covenants that restrict our ability to incur debts, require us to comply with certain financial covenants and, in the case of our credit agreement, restrict our ability to make distributions under certain circumstances. We believe we were in compliance with the terms and conditions of the respective covenants under our credit agreement and senior unsecured notes indentures and their supplements at June 30, 2020.
In January 2020, we redeemed, at par plus accrued interest, all $400,000 of our 3.60% senior unsecured notes due 2020. As a result of the redemption of our 3.60% senior unsecured notes due 2020, we recognized a loss on early extinguishment of debt of $61 during the six months ended June 30, 2020, to write off unamortized discounts.
In March 2020, in connection with the sale of one property, we prepaid, at a premium plus accrued interest, a mortgage note secured by that property with an outstanding principal balance of $13,095, an annual interest rate of 5.9% and a maturity date in August 2021, which was classified in liabilities of properties held for sale in our condensed consolidated balance sheet as of December 31, 2019. As a result of the prepayment of this mortgage note, we recognized a loss on early extinguishment of debt of $508 during the six months ended June 30, 2020, from a prepayment penalty and the write off of unamortized debt issuance costs.
In March 2020, we prepaid, at a premium plus accrued interest, a mortgage note secured by one property with an outstanding principal balance of $66,780, an annual interest rate of 4.0% and a maturity date in September 2030. As a result of the prepayment of this mortgage note, we recognized a loss on early extinguishment of debt of $2,713 during the six months ended June 30, 2020, from a prepayment penalty and the write off of unamortized discounts.
In April 2020, we prepaid, at par plus accrued interest, a mortgage note secured by one property with an outstanding principal balance of $32,677, an annual interest rate of 5.7% and a maturity date in July 2020. As a result of the prepayment of this mortgage note, we recognized a gain on early extinguishment of debt of $163 during the six months ended June 30, 2020, from the write off of unamortized premiums.
In June 2020, we issued $150,000 of our 6.375% senior unsecured notes due 2050 in an underwritten public offering, raising net proceeds of $144,772, after deducting underwriters’ discounts and estimated offering expenses. In connection with this offering, we granted the underwriters a 30 day option to purchase up to an additional $22,500 aggregate principal amount of these notes. In July 2020, the underwriters partially exercised this option for an additional $12,000 of these notes. These notes require quarterly payments of interest only through maturity and may be repaid at par (plus accrued and unpaid interest) on or after June 23, 2025.
At June 30, 2020, eight of our consolidated properties with an aggregate net book value of $354,773 were encumbered by mortgage notes with an aggregate principal amount of $211,796. Our mortgage notes are non-recourse, subject to certain limited exceptions and do not contain any material financial covenants.

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)
(unaudited)

Note 8. Fair Value of Assets and Liabilities
Our financial instruments include our cash and cash equivalents, restricted cash, rents receivable, accounts payable, a revolving credit facility, senior unsecured notes, mortgage notes payable, amounts due to related persons, other accrued expenses and security deposits. At June 30, 2020 and December 31, 2019, the fair values of our financial instruments approximated their carrying values in our condensed consolidated financial statements, due to their short term nature or floating interest rates, except as follows:

	As of June 30, 2020		As of December 31, 2019
Financial Instrument	Carrying Value (1)	Fair Value	Carrying Value (1)	Fair Value
Senior unsecured notes, 3.60% interest rate, due in 2020 (2)	$—	$—	$399,934	$400,048
Senior unsecured notes, 4.00% interest rate, due in 2022	298,118	299,565	297,657	306,096
Senior unsecured notes, 4.15% interest rate, due in 2022	298,324	299,199	297,795	307,221
Senior unsecured notes, 4.25% interest rate, due in 2024	341,159	347,069	340,018	364,602
Senior unsecured notes, 4.50% interest rate, due in 2025	382,919	399,232	381,055	419,578
Senior unsecured notes, 5.875% interest rate, due in 2046	301,091	288,176	300,920	322,028
Senior unsecured notes, 6.375% interest rate, due in 2050 (3)	144,776	147,780	—	—
Mortgage notes payable (4)	210,539	214,129	323,074	331,675
Total	$1,976,926	$1,995,150	$2,340,453	$2,451,248

(1)	Includes unamortized debt premiums, discounts and issuance costs totaling $44,870 and $45,756 as of June 30, 2020 and December 31, 2019, respectively.

(2)	These senior unsecured notes were redeemed in January 2020.

(3)
These senior unsecured notes were issued in June 2020. In July 2020, we issued an additional $12,000 of these senior unsecured notes in connection with the underwriters partial exercise of their option to purchase additional notes.

(4)
Balance as of December 31, 2019 includes one mortgage note with a carrying value of $13,128 net of unamortized issuance costs totaling $38 which is classified in liabilities of properties held for sale in our condensed consolidated balance sheet. This mortgage note was secured by a property in Fairfax, VA that was sold in March 2020. The mortgage note was repaid at closing.

We estimated the fair value of our senior unsecured notes (except for our senior unsecured notes due 2046 and 2050) using an average of the bid and ask price of the notes (Level 2 inputs as defined in the fair value hierarchy under GAAP) as of the measurement date. We estimated the fair value of our senior unsecured notes due 2046 and 2050 based on the closing price on The Nasdaq Stock Market LLC, or Nasdaq, (Level 1 inputs as defined in the fair value hierarchy under GAAP) as of the measurement date. We estimated the fair values of our mortgage notes payable using discounted cash flow analyses and currently prevailing market rates (Level 3 inputs as defined in the fair value hierarchy under GAAP) as of the measurement date. Because Level 3 inputs are unobservable, our estimated fair value may differ materially from the actual fair value.
Note 9. Shareholders’ Equity
Share Awards
On May 27, 2020, in accordance with our Trustee compensation arrangements, we awarded to each of our eight Trustees 3,500 of our common shares, valued at $26.61 per share, the closing price of our common shares on Nasdaq on that day.
Share Purchases
During the three and six months ended June 30, 2020, we purchased an aggregate of 1,129 and 2,141 of our common shares, respectively, valued at weighted average share prices of $26.27 and $26.52 per share, respectively, from one of our Trustees and certain former officers and employees of RMR LLC in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of our common shares.

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)
(unaudited)

Distributions
During the six months ended June 30, 2020, we declared and paid regular quarterly distributions to common shareholders as follows:

Declaration Date	Record Date	Paid Date	Distributions Per Common Share	Total Distributions
January 16, 2020	January 27, 2020	February 20, 2020	$0.55	$26,511
April 2, 2020	April 13, 2020	May 21, 2020	0.55	26,510
			$1.10	$53,021

On July 16, 2020, we declared a regular quarterly distribution to common shareholders of record on July 27, 2020 of $0.55 per share, or approximately $26,500. We expect to pay this distribution on or about August 20, 2020.
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
Pursuant to our business management agreement with RMR LLC, we recognized net business management fees of $4,302 and $5,322 for the three months ended June 30, 2020 and 2019, respectively, and $9,001 and $11,044 for the six months ended June 30, 2020 and 2019, respectively. Based on our common share total return, as defined in our business management agreement, as of June 30, 2020 and 2019, no estimated incentive fees are included in the net business management fees we recognized for the three or six months ended June 30, 2020 or 2019. The actual amount of annual incentive fees for 2020, if any, will be based on our common share total return, as defined in our business management agreement, for the three year period ending December 31, 2020, and will be payable in 2021. We did not incur an incentive fee payable to RMR LLC for the year ended December 31, 2019. We include business management fees in general and administrative expenses in our condensed consolidated statements of comprehensive income (loss).
Pursuant to our property management agreement with RMR LLC, we recognized aggregate net property management and construction supervision fees of $5,128 and $5,534 for the three months ended June 30, 2020 and 2019, respectively, and $10,192 and $10,983 for the six months ended June 30, 2020 and 2019, respectively. These amounts are included in other operating expenses or have been capitalized, as appropriate, in our condensed consolidated financial statements.
We are generally responsible for all of our operating expenses, including certain expenses incurred or arranged by RMR LLC on our behalf. We are generally not responsible for payment of RMR LLC’s employment, office or administrative expenses incurred to provide management services to us, except for the employment and related expenses of RMR LLC’s employees assigned to work exclusively or partly at our properties, our share of the wages, benefits and other related costs of RMR LLC’s centralized accounting personnel, our share of RMR LLC’s costs for providing our internal audit function and as otherwise agreed. Our property level operating expenses are generally incorporated into the rents charged to our tenants, including certain payroll and related costs incurred by RMR LLC. We reimbursed RMR LLC $6,259 and $6,533 for these expenses and costs for the three months ended June 30, 2020 and 2019, respectively, and $12,250 and $13,157 for these expenses and costs for the six months ended June 30, 2020 and 2019, respectively. We included these amounts in other operating expenses and general and administrative expenses, as applicable, in our condensed consolidated statements of comprehensive income (loss).
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
Leases with RMR LLC. We lease office space to RMR LLC in certain of our properties for RMR LLC’s property management offices. Pursuant to our lease agreements with RMR LLC, we recognized rental income from RMR LLC for leased office space of $274 and $287 for the three months ended June 30, 2020 and 2019, respectively, and $554 and $566 for the six months ended June 30, 2020 and 2019, respectively.
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
As of June 30, 2020 and December 31, 2019, our investment in AIC had a carrying value of $11 and $298, respectively. These amounts are included in other assets, net in our condensed consolidated balance sheets. In June 2020, we received an additional liquidating distribution of approximately $287 from AIC in connection with its dissolution. We did not recognize any income related to our investment in AIC for the three or six months ended June 30, 2020, respectively, and we recognized income of $130 and $534 for the three and six months ended June 30, 2019, respectively. These amounts are included in equity in net losses of investees in our condensed consolidated statements of comprehensive income (loss). Our other comprehensive loss for the 2019 period includes our proportionate part of unrealized gains (losses) on fixed income securities, which are owned by AIC, related to our investment in AIC.
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
OVERVIEW (dollars in thousands, except per share and per square foot data)
We are a real estate investment trust, or REIT, organized under Maryland law. As of June 30, 2020, our wholly owned properties were comprised of 184 properties and we had noncontrolling ownership interests in three properties totaling approximately 444,000 rentable square feet through two unconsolidated joint ventures in which we own 51% and 50% interests. As of June 30, 2020, our properties are located in 34 states and the District of Columbia and contain approximately 24,909,000 rentable square feet. As of June 30, 2020, our properties were leased to 357 different tenants with a weighted average remaining lease term (based on annualized rental income) of approximately 5.5 years. The U.S. Government is our largest tenant, representing approximately 25.2% of our annualized rental income as of June 30, 2020. The term annualized rental income as used herein is defined as the annualized contractual base rents from our tenants pursuant to our lease agreements as of June 30, 2020, plus straight line rent adjustments and estimated recurring expense reimbursements to be paid to us, and excluding lease value amortization.
COVID-19 Pandemic
In March 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic and, in response to the outbreak, the U.S. Health and Human Services Secretary declared a public health emergency in the United States and many states and municipalities declared public health emergencies. The virus that causes COVID-19 has continued to spread throughout the United States and the world. Various governmental responses attempting to contain and mitigate the spread of the virus have negatively impacted, and continue to negatively impact, the global economy, including the U.S. economy. As a result, most market observers believe the global economy and the U.S. economy are in a recession. States and municipalities across the United States have been allowing certain businesses to re-open and easing certain restrictions they had previously implemented in response to the COVID-19 pandemic, often in stages that are phased in over time. Recently, economic data have indicated that the U.S. economy has improved since the lowest periods experienced in March and April 2020. However, certain areas of the United States have experienced increased numbers of COVID-19 infections following the re-openings of their economies and easing of restrictions and, in some cases, certain states have imposed or re-imposed closings of certain business activities and other restrictions in response. It is unclear whether the increases in the number of COVID-19 infections will continue or amplify or whether any “second wave” of COVID-19 infection outbreaks will occur in the United States or elsewhere and, if so, what the impact of that would be on human health and safety, the economy, our tenants or our business.
Our business is focused on leasing office space to primarily single tenants and those with high credit quality characteristics such as government entities. Although, to date, the COVID-19 pandemic has not had a significant impact on our business, we have received requests from some of our tenants for rent assistance. As of July 27, 2020, we have granted temporary rent assistance totaling $2,475 to 23 tenants who represent approximately 3.7% of our annualized rental income as of June 30, 2020. As of June 30, 2020, we recognized an increase in our accounts receivable related to these deferred payments of $2,222. This assistance generally entails a deferral of, in most cases, one month of rent until September 2020 when the deferred rent amounts will begin to be payable over a 12-month period. For the quarter ended June 30, 2020, we collected approximately 98% of contractual rent obligations and 99% of contractual rent obligations after giving effect to such rent deferrals.
We are continuing to closely monitor the impact of the COVID-19 pandemic on all aspects of our business, including:

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

We believe that our current financial resources, the characteristics of our portfolio, including the diversity of our tenant base, both geographically and by industry, and the financial strength and resources of our tenants, will enable us to withstand the COVID-19 pandemic and perhaps present opportunities for us to strategically deploy our capital. As of July 29, 2020, we had:

•	$570,000 of availability under our revolving credit facility;

•	only approximately $40,000 of debt maturities until 2022; and

•	62.8% of our annualized rental income, as of June 30, 2020, derived from investment grade tenants (as described below).
We do not have any employees and the personnel and various services we require to operate our business are provided to us by RMR LLC pursuant to our business and property management agreements with RMR LLC. RMR LLC has implemented enhanced cleaning protocols and social distancing guidelines at its corporate headquarters and its regional offices, as well as business continuity plans to ensure RMR LLC employees remain safe and able to support us and other companies managed by RMR LLC or its subsidiaries, including providing appropriate information technology such as notebook computers, smart phones, computer applications, information technology security applications and technology support.
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
All RMR LLC property management and engineering personnel have been trained on COVID-19 precaution procedures. As states and local communities across the country moved to stay at home orders, RMR LLC worked to reduce and optimize our operating costs at our properties by:

•	deferring non-emergency work;

•	implementing energy reduction protocols for lighting and HVAC systems;

•	reducing non-essential building services and staff; and

•	reducing the frequency of trash removal.
RMR LLC’s property management teams have also established business continuity plans to ensure operational stability at our properties. As stay at home orders have been lifted or loosened across the United States, RMR LLC has implemented additional procedures at our properties based on recommended guidelines from the U.S. Centers for Disease Control and Prevention and other regulatory agencies. For example:

•	installing signage throughout our properties with social distancing reminders;

•
making changes to certain building HVAC systems and equipment, including adjusting outdoor air control programs to increase the amount of outside air delivered to interior spaces and to adjust control sequences to maintain space relative humidity in order to help minimize the concentration of the virus;

•	flushing domestic water systems to prepare for re-occupancy;

•	performing service calls and preventative maintenance after business hours to limit social interactions;

•
requiring vendors to follow best practices under COVID-19 pandemic conditions, including providing RMR LLC with documented preventative measures for the vendors’ employees and requiring vendors’ staff to wear appropriate personal protective equipment when working at our properties; and

•	altering cleaning schedules to perform vacuuming at times intended to reduce the potential airborne spread of the virus.
RMR LLC has significantly reduced all non-essential work travel and its regional leadership personnel have not been allowed to work in the same locations at the same time. RMR LLC also requires its employees who work at our properties to use personal protective equipment and business continuity bonus payments have been provided to certain essential workers at our properties. RMR LLC’s regional management offices are currently limiting walk-in visitors and maintain maximum office occupancy limits as required by state and local guidelines, including weekly rotations of employees as needed.
There are extensive uncertainties surrounding the COVID-19 pandemic. These uncertainties include among others:

•	the duration and severity of the negative economic impact;

•	the strength and sustainability of any economic recovery;

•
the timing and process for how federal, state and local governments and other market participants may oversee and conduct the return of economic activity when the COVID-19 pandemic abates, such as what continuing restrictions and protective measures may remain in place or be added and what restrictions and protective measures may be lifted or reduced in order to foster a return of increased economic activity in the United States; and

•
whether, following a recommencing of more normal levels of economic activities, the United States or other countries experience any “second wave” of COVID-19 infection outbreaks and, if so, the responses of governments, businesses and the general public to those events.

As a result of these uncertainties, we are unable to determine what the ultimate impact will be on our, our tenants’ and other stakeholders’ businesses, operations, financial results and financial position. For further information and risks relating to the COVID-19 pandemic on us and our business, see Part II, Item 1A “Risk Factors,” in this Quarterly Report on Form 10-Q.
Property Operations
Unless otherwise noted, the data presented in this section excludes three properties owned by two unconsolidated joint ventures in which we own 51% and 50% interests. For more information regarding our two unconsolidated joint ventures, see Note 4 to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
As of June 30, 2020, 91.7% of our rentable square feet was leased, compared to 91.6% of our rentable square feet as of June 30, 2019. Occupancy data for our properties as of June 30, 2020 and 2019 was as follows (square feet in thousands):

	All Properties (1)		Comparable Properties (2)
	June 30,		June 30,
	2020	2019	2020	2019
Total properties (3)	184	209	182	182
Total rentable square feet (4)	24,909	29,309	24,622	24,711
Percent leased (5)	91.7%	91.6%	92.8%	93.4%

(1)	Based on properties we owned on June 30, 2020 and 2019, respectively.

(2)
Based on properties we owned continuously since January 1, 2019; excludes properties classified as held for sale and properties undergoing significant redevelopment, if any, and three properties owned by two unconsolidated joint ventures in which we own 51% and 50% interests.

(3)	Includes one leasable land parcel.

(4)	Subject to changes when space is remeasured or reconfigured for tenants.

(5)
Percent leased includes (i) space being fitted out for tenant occupancy pursuant to our lease agreements, if any, and (ii) space which is leased, but is not occupied or is being offered for sublease by tenants, if any, as of the measurement date.

The average effective rental rate per square foot for our properties for the three and six months ended June 30, 2020 and 2019 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Average effective rental rate per square foot (1):
All properties (2)	$25.71	$26.37	$25.87	$26.20
Comparable properties (3)	$25.77	$25.87	$25.93	$25.98

(1)	Average effective rental rate per square foot represents annualized total rental income during the period specified divided by the average rentable square feet leased during the period specified.

(2)	Based on properties we owned on June 30, 2020 and 2019, respectively.

(3)
Based on properties we owned continuously since April 1, 2019 and January 1, 2019, respectively; excludes properties classified as held for sale and properties undergoing significant redevelopment, if any, and three properties owned by two unconsolidated joint ventures in which we own 51% and 50% interests.

During the three and six months ended June 30, 2020, changes in rentable square feet leased and available for lease at our properties were as follows (square feet in thousands):

	Three Months Ended June 30, 2020			Six Months Ended June 30, 2020
	Leased	Available for Lease	Total	Leased	Available for Lease	Total
Beginning of period	22,789	2,117	24,906	23,761	1,965	25,726
Changes resulting from:
Acquisition of properties	—	—	—	—	13	13
Disposition of properties	—	—	—	(693)	(42)	(735)
Lease expirations	(590)	590	—	(1,458)	1,458	—
Lease renewals (1)	564	(564)	—	1,072	(1,072)	—
New leases (1)	78	(78)	—	159	(159)	—
Remeasurements (2)	(2)	5	3	(2)	(93)	(95)
End of period	22,839	2,070	24,909	22,839	2,070	24,909

(1)	Based on leases entered during the three and six months ended June 30, 2020.

(2)	Rentable square feet are subject to changes when space is remeasured or reconfigured for tenants.
Leases at our properties totaling approximately 590,000 and 1,458,000 rentable square feet expired during the three and six months ended June 30, 2020, respectively. During the three and six months ended June 30, 2020, we entered leases totaling approximately 642,000 and 1,231,000 rentable square feet, respectively, including lease renewals of approximately 564,000 and 1,072,000 rentable square feet, respectively, and new leases of approximately 78,000 and 159,000 rentable square feet, respectively. The weighted (by rentable square feet) average rents were 3.9% and 4.0%, respectively, above prior rents for the same space and the weighted (by rentable square feet) average lease term for new and renewal leases entered during the three and six months ended June 30, 2020 was 6.1 years and 5.4 years, respectively.

During the three and six months ended June 30, 2020, commitments made for expenditures, such as tenant improvements and leasing costs, in connection with leasing space at our properties were as follows (square feet in thousands):

	Three Months Ended June 30, 2020
	New Leases	Renewals	Total
Rentable square feet leased	78	564	642
Tenant leasing costs and concession commitments (1)	$8,158	$8,371	$16,529
Tenant leasing costs and concession commitments per rentable square foot (1)	$104.83	$14.85	$25.76
Weighted (by square feet) average lease term (years)	12.8	5.1	6.1
Total leasing costs and concession commitments per rentable square foot per year (1)	$8.16	$2.90	$4.25

	Six Months Ended June 30, 2020
	New Leases	Renewals	Total
Rentable square feet leased	159	1,072	1,231
Tenant leasing costs and concession commitments (1)	$14,318	$15,141	$29,459
Tenant leasing costs and concession commitments per rentable square foot (1)	$90.11	$14.12	$23.93
Weighted (by square feet) average lease term (years)	11.8	4.5	5.4
Total leasing costs and concession commitments per rentable square foot per year (1)	$7.64	$3.14	$4.40

(1)	Includes commitments made for leasing expenditures and concessions, such as tenant improvements, leasing commissions, tenant reimbursements and free rent.
During the three and six months ended June 30, 2020, changes in effective rental rates per square foot achieved for new leases and lease renewals at our properties that commenced during the three and six months ended June 30, 2020, when compared to prior effective rental rates per square foot in effect for the same space (and excluding space acquired vacant), were as follows (square feet in thousands):

	Three Months Ended June 30, 2020			Six Months Ended June 30, 2020
	Old Effective Rent Per Square Foot (1)	New Effective Rent Per Square Foot (1)	Rentable Square Feet	Old Effective Rent Per Square Foot (1)	New Effective Rent Per Square Foot (1)	Rentable Square Feet
New leases	$30.82	$30.29	50	$29.03	$28.07	150
Lease renewals	$32.48	$32.85	280	$37.32	$38.25	848
Total leasing activity	$32.23	$32.46	330	$36.07	$36.72	998

(1)
Effective rental rate includes contractual base rents from our tenants pursuant to our lease agreements, plus straight line rent adjustments and estimated expense reimbursements to be paid to us, and excluding lease value amortization.

During the three and six months ended June 30, 2020 and 2019, amounts capitalized at our properties for tenant improvements, leasing costs, building improvements and development, redevelopment and other activities were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Tenant improvements (1)	$7,764	$7,123	$10,731	$12,035
Leasing costs (2)	4,157	6,760	8,303	14,085
Building improvements (3)	10,005	7,317	19,235	11,625
Recurring capital expenditures	21,926	21,200	38,269	37,745
Development, redevelopment and other activities (4)	2,578	959	5,739	1,185
Total capital expenditures	$24,504	$22,159	$44,008	$38,930

(1)	Tenant improvements include capital expenditures used to improve tenants’ space or amounts paid directly to tenants to improve their space.

(2)	Leasing costs include leasing related costs, such as brokerage commissions and other tenant inducements.

(3)	Building improvements generally include expenditures to replace obsolete building components and expenditures that extend the useful life of existing assets.

(4)	Development, redevelopment and other activities generally include capital expenditure projects that reposition a property or result in new sources of revenue.

As of June 30, 2020, we have estimated unspent leasing related obligations of $61,720.
As of June 30, 2020, we had leases at our properties totaling approximately 707,000 rentable square feet that were scheduled to expire through December 31, 2020. As of July 29, 2020, tenants with leases totaling approximately 167,000 rentable square feet that are scheduled to expire through December 31, 2020, have notified us that they do not plan to renew their leases upon expiration and we cannot be sure as to whether other tenants may or may not renew their leases upon expiration. As a result of the COVID-19 pandemic and its economic impact, overall new leasing volume for 2020 has slowed and we expect that trend may continue until market conditions meaningfully improve for a sustained period. However, we also believe that the current market conditions may result in our overall tenant retention levels increasing. Prevailing market conditions and government and other tenants’ needs at the time we negotiate and enter leases or lease renewals will generally determine rental rates and demand for leased space at our properties, and market conditions and our tenants’ needs are beyond our control. Whenever we extend, renew or enter into new leases for our properties, we intend to seek rents which are equal to or higher than our historical rents for the same properties; however, our ability to maintain or increase the rents for our current properties will depend in large part upon market conditions, which are beyond our control. We cannot be sure of the rental rates which will result from our ongoing negotiations regarding lease renewals or any new or renewed leases we may enter; also, we may experience material declines in our rental income due to vacancies upon lease expirations or early terminations.
As of June 30, 2020, our lease expirations by year are as follows (square feet in thousands):

Year (1)	Number of Leases Expiring	Leased Square Feet Expiring (2)	Percent of Total	Cumulative Percent of Total	Annualized Rental Income Expiring	Percent of Total	Cumulative Percent of Total
2020	46	707	3.1%	3.1%	$17,436	3.0%	3.0%
2021	55	1,998	8.7%	11.8%	57,408	9.9%	12.9%
2022	77	1,986	8.7%	20.5%	55,597	9.6%	22.5%
2023	65	2,710	11.9%	32.4%	73,280	12.6%	35.1%
2024	57	3,869	16.9%	49.3%	101,042	17.4%	52.5%
2025	51	2,026	8.9%	58.2%	43,530	7.5%	60.0%
2026	28	1,699	7.4%	65.6%	45,446	7.8%	67.8%
2027	30	2,026	8.9%	74.5%	51,481	8.9%	76.7%
2028	13	872	3.8%	78.3%	25,582	4.4%	81.1%
2029 and thereafter	51	4,946	21.7%	100.0%	109,427	18.9%	100.0%
Total	473	22,839	100.0%		$580,229	100.0%

Weighted average remaining lease term (in years)		5.8			5.5

(1)
The year of lease expiration is pursuant to current contract terms. Some of our leases allow the tenants to vacate the leased premises before the stated expirations of their leases with little or no liability. As of June 30, 2020, tenants occupying approximately 11.5% of our rentable square feet and responsible for approximately 8.6% of our annualized rental income as of June 30, 2020 currently have exercisable rights to terminate their leases before the stated terms of their leases expire. Also, in 2020, 2021, 2022, 2023, 2024, 2025, 2026, 2027, 2028, 2030 and 2035, early termination rights become exercisable by other tenants who currently occupy an additional approximately 2.3%, 1.6%, 2.3%, 1.3%, 1.0%, 2.2%, 1.0%, 0.5%, 1.1%, 0.1% and 0.1% of our rentable square feet, respectively, and contribute an additional approximately 2.8%, 1.8%, 2.4%, 1.5%, 1.6%, 3.9%, 1.3%, 0.7%, 1.4%, 0.2% and 0.1% of our annualized rental income, respectively, as of June 30, 2020. In addition, as of June 30, 2020, pursuant to leases with 14 of our tenants, these tenants have rights to terminate their leases if their respective legislature or other funding authority does not appropriate rent amounts in their respective annual budgets. These 14 tenants occupy approximately 5.4% of our rentable square feet and contribute approximately 5.8% of our annualized rental income as of June 30, 2020.

(2)
Leased square feet is pursuant to leases existing as of June 30, 2020, and includes (i) space being fitted out for tenant occupancy pursuant to our lease agreements, if any, and (ii) space which is leased, but is not occupied or is being offered for sublease by tenants, if any. Square feet measurements are subject to changes when space is remeasured or reconfigured for new tenants.

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
We believe that current government budgetary methodology, spending priorities and the current U.S. presidential administration’s views on the size and scope of government employment have resulted in a decrease in government employment. Furthermore, for the past six years, government tenants have reduced their space utilization per employee and consolidated government tenants into existing government owned properties. This activity has reduced the demand for government leased space. Our historical experience with respect to properties of the type we own that are majority leased to government tenants has been that government tenants frequently renew leases to avoid the costs and disruptions that may result from relocating their operations. However, efforts to reduce space utilization rates may result in our tenants exercising early termination rights under our leases, vacating our properties upon expiration of our leases in order to relocate, or renewing their leases for less space than they currently occupy. Also, our government tenants’ desires to reconfigure leased office space to reduce utilization per employee may require us to spend significant amounts for tenant improvements, and tenant relocations have become more prevalent than our past experiences in instances where efforts by government tenants to reduce their space utilization require a significant reconfiguration of currently leased space. Increasing uncertainty with respect to government agency budgets and funding to implement relocations, consolidations and reconfigurations has resulted in delayed decisions by some of our government tenants and their reliance on short term lease renewals; however, recent activity prior to the outbreak of the COVID-19 pandemic suggested that the government had begun to shift its leasing strategy to include longer term leases and was actively exploring 10 to 20 year lease terms at renewal, in some instances. We believe the reduction in government tenant space utilization and the consolidation of government tenants into government owned real estate is substantially complete; however, these activities may impact us for some time into the future. It is also possible that as a result of the COVID-19 pandemic, government tenants may seek to increase space utilization rates in order to provide greater physical distancing for employees. However, the COVID-19 pandemic and its aftermath have had negative impacts on government budgets and resources and it is unclear what the effect of these impacts will be on government demand for leasing office space. Given the significant uncertainties as to the COVID-19 pandemic, its economic impact and its aftermath, we are unable to reasonably project what the financial impact of market conditions or changing government circumstances, including as a result of the COVID-19 pandemic, will be on our financial results for future periods.
As of June 30, 2020, we derive 24.2% of our annualized rental income from our properties located in the metropolitan Washington, D.C. market area, which includes Washington, D.C., Northern Virginia and suburban Maryland. A downturn in economic conditions in this area, including as a result of the COVID-19 pandemic, could result in reduced demand from tenants for our properties or reduce the rents that our tenants in this area are willing to pay when our leases expire or terminate and when renewal or new terms are negotiated. Additionally, in recent years there has been a decrease in demand for new leased office space by the U.S. Government in the metropolitan Washington, D.C. market area, and that could increase competition for government tenants and adversely affect our ability to retain government tenants when our leases expire.
Our manager, RMR LLC, employs a tenant review process for us. RMR LLC assesses tenants on an individual basis based on various applicable credit criteria. In general, depending on facts and circumstances, RMR LLC evaluates the creditworthiness of a tenant based on information concerning the tenant that is provided by the tenant and, in some cases, information that is publicly available or obtained from third party sources. RMR LLC also often uses a third party service to monitor the credit ratings, both actual and implied, of our existing tenants. We consider investment grade tenants to include: (a) investment grade rated tenants; (b) tenants with investment grade rated parent entities that guarantee the tenant’s lease obligations; and/or (c) tenants with investment grade rated parent entities that do not guarantee the tenant’s lease obligations. As of June 30, 2020, tenants contributing 53.1% of annualized rental income were investment grade rated (or their payment obligations were guaranteed by an investment grade rated parent) and tenants contributing an additional 9.7% of annualized rental income were subsidiaries of an investment grade rated parent (although these parent entities were not liable for the payment of rents).

As of June 30, 2020, tenants representing 1% or more of our total annualized rental income were as follows:

	Tenant	Credit Rating	Annualized Rental Income	% of Total Annualized Rental Income
1	U.S. Government	Investment Grade	$146,308	25.2%
2	Shook, Hardy & Bacon L.L.P.	Not Rated	19,199	3.3%
3	State of California	Investment Grade	19,144	3.3%
4	Bank of America Corporation	Investment Grade	16,520	2.8%
5	WestRock Company	Investment Grade	12,864	2.2%
6	F5 Networks, Inc.	Not Rated	12,777	2.2%
7	CareFirst Inc.	Non Investment Grade	11,684	2.0%
8	Northrop Grumman Corporation	Investment Grade	11,320	2.0%
9	Tyson Foods, Inc.	Investment Grade	11,011	1.9%
10	Commonwealth of Massachusetts	Investment Grade	9,769	1.7%
11	Micro Focus International plc	Non Investment Grade	8,710	1.5%
12	CommScope Holding Company Inc	Non Investment Grade	8,097	1.4%
13	Technicolor SA	Non Investment Grade	7,856	1.4%
14	State of Georgia	Investment Grade	7,173	1.2%
15	PNC Bank	Investment Grade	6,902	1.2%
16	ServiceNow, Inc.	Not Rated	6,481	1.1%
17	Allstate Insurance Co.	Investment Grade	6,473	1.1%
18	Compass Group plc	Investment Grade	6,399	1.1%
19	Automatic Data Processing, Inc.	Investment Grade	6,047	1.0%
20	Church & Dwight Co., Inc.	Investment Grade	6,019	1.0%
21	Tailored Brands, Inc.	Non Investment Grade	5,898	1.0%
	Total		$346,651	59.6%
Acquisition Activities
During the six months ended June 30, 2020, we acquired a property adjacent to a property we own in Boston, MA for $11,500, excluding acquisition related costs.
In July 2020, we entered into an agreement to acquire an office property located in Denver, CO containing approximately 68,000 rentable square feet for a purchase price of $38,100, excluding acquisition related costs. This acquisition is expected to occur before the end of the third quarter. However, this acquisition is subject to due diligence and other closing conditions; accordingly, we cannot be sure that we will complete this acquisition, that this acquisition will not be delayed or that the terms will not change.
For more information about our acquisition activities, see Note 4 to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Disposition Activities
During the six months ended June 30, 2020, we sold six properties with a combined 734,784 rentable square feet for an aggregate sales price of $85,363, excluding closing costs and including the repayment of one mortgage note with an outstanding principal balance of $13,095, an annual interest rate of 5.9% and a maturity date in August 2021, as part of our capital recycling program. Through our capital recycling program, we seek to selectively sell certain properties from time to time to fund future acquisitions and to maintain leverage consistent with our current investment grade ratings with a goal of (1) improving the asset quality of our portfolio by reducing the average age of our properties, lengthening the weighted average lease term of our leases and increasing the likelihood of retaining our tenants and (2) increasing our cash available for distribution. Given the current economic conditions surrounding the COVID-19 pandemic, we are carefully considering our capital allocation strategy and believe we are well positioned to opportunistically recycle and deploy capital during 2020.
In July 2020, we entered into an agreement to sell a four property business park located in Fairfax, VA containing approximately 171,000 rentable square for a gross sales price of $25,400, excluding closing costs. This sale is expected to occur before the end of the third quarter. However, this sale is subject to conditions; accordingly, we cannot be sure that we will complete this sale or that this sale will not be delayed or the terms will not change.
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
In June 2020, we issued $150,000 of our 6.375% senior unsecured notes due 2050 in an underwritten public offering, raising net proceeds of $144,772, after deducting underwriters’ discounts and estimated offering expenses. In connection with this offering, we granted the underwriters a 30 day option to purchase up to an additional $22,500 aggregate principal amount of these notes. In July 2020, the underwriters partially exercised this option for an additional $12,000 of these notes. We used the aggregate net proceeds from this offering to repay amounts outstanding under our revolving credit facility and for general business purposes. These notes require quarterly payments of interest only through maturity and may be repaid at par (plus accrued and unpaid interest) on or after June 23, 2025.
In August 2020, a mortgage note secured by one of our properties with an outstanding principal balance of $39,635 and an annual interest rate of 2.2% is scheduled to mature. We will be obligated to pay at that time the outstanding principal at par plus accrued interest. We plan to use cash on hand and borrowings under our revolving credit facility to fund the repayment of this mortgage.
Segment Information
We operate in one business segment: ownership of real estate properties.

RESULTS OF OPERATIONS (amounts in thousands, except per share amounts)

Three Months Ended June 30, 2020, Compared to Three Months Ended June 30, 2019

					Non-Comparable
					Properties Results
	Comparable Properties Results (1)				Three Months Ended		Consolidated Results
	Three Months Ended June 30,				June 30,		Three Months Ended June 30,
			$	%					$	%
	2020	2019	Change	Change	2020	2019	2020	2019	Change	Change
Rental income	$145,935	$147,567	$(1,632)	(1.1%)	$(332)	$28,465	$145,603	$176,032	$(30,429)	(17.3%)
Operating expenses:
Real estate taxes	15,938	15,860	78	0.5%	(157)	2,287	15,781	18,147	(2,366)	(13.0%)
Utility expenses	5,055	6,352	(1,297)	(20.4%)	146	1,118	5,201	7,470	(2,269)	(30.4%)
Other operating expenses	25,556	25,635	(79)	(0.3%)	231	4,057	25,787	29,692	(3,905)	(13.2%)
Total operating expenses	46,549	47,847	(1,298)	(2.7%)	220	7,462	46,769	55,309	(8,540)	(15.4%)
Property net operating income (2)	$99,386	$99,720	$(334)	(0.3%)	$(552)	$21,003	98,834	120,723	(21,889)	(18.1%)

Other expenses:
Depreciation and amortization							64,170	73,913	(9,743)	(13.2%)
Loss on impairment of real estate							—	2,380	(2,380)	n/m
Acquisition and transaction related costs							—	98	(98)	n/m
General and administrative							7,204	8,744	(1,540)	(17.6%)
Total other expenses							71,374	85,135	(13,761)	(16.2%)
Gain (loss) on sale of real restate							66	(17)	83	n/m
Dividend income							—	980	(980)	n/m
Loss on equity securities							—	(66,135)	66,135	n/m
Interest and other income							30	241	(211)	(87.6%)
Interest expense							(25,205)	(35,348)	10,143	(28.7%)
Loss on early extinguishment of debt							(557)	(71)	(486)	n/m
Income (loss) before income tax (expense) benefit and equity in net losses of investees							1,794	(64,762)	66,556	102.8%
Income tax (expense) benefit							(235)	130	(365)	n/m
Equity in net losses of investees							(260)	(142)	(118)	83.1%
Net income (loss)							$1,299	$(64,774)	$66,073	102.0%

Weighted average common shares outstanding (basic and diluted)							48,106	48,049	57	0.1%

Per common share amounts (basic and diluted):
Net income (loss)							$0.03	$(1.35)	$1.38	102.2%

n/m - not meaningful

(1)
Comparable properties consists of 182 properties we owned on June 30, 2020 and which we owned continuously since April 1, 2019 and excludes properties classified as held for sale and properties undergoing significant redevelopment, if any, and three properties owned by two unconsolidated joint ventures in which we own 51% and 50% interests.

(2)	Our definition of property net operating income, or Property NOI, and our reconciliation of net income (loss) to Property NOI are included below under the heading “Non-GAAP Financial Measures.”
References to changes in the income and expense categories below relate to the comparison of consolidated results for the three month period ended June 30, 2020, compared to the three month period ended June 30, 2019.

Rental income. The decrease in rental income reflects decreases in rental income of $26,778 as a result of property dispositions, $2,037 related to a property undergoing significant redevelopment and $1,632 related to comparable properties, offset by an increase in rental income of $18 related to acquired properties. The decrease in rental income for comparable properties is primarily due to termination fee revenue recorded at one property in the 2019 period, increased revenue reserves of $579 in the 2020 period primarily due to two of our tenants that represent approximately 0.24% of our annualized revenue as of June 30, 2020 being unable to pay us rent due to the impact of the COVID-19 pandemic and reductions in reimbursement income due to reductions in expenses that are reimbursable to us by our tenants as a result of the COVID-19 pandemic. Rental income includes non-cash straight line rent adjustments totaling $3,468 in the 2020 period and $5,667 in the 2019 period, and amortization of acquired leases and assumed lease obligations totaling $(1,405) in the 2020 period and $(1,446) in the 2019 period.
Real estate taxes. The decrease in real estate taxes primarily reflects a decrease in real estate taxes associated with property dispositions of $2,467, offset by increases in real estate taxes of $78 for comparable properties, $13 for acquired properties and $10 for a property undergoing significant redevelopment. Real estate taxes for comparable properties increased primarily due to the effect of higher real estate tax rates and valuation assessments for certain of our properties in the 2020 period.
Utility expenses. The decrease in utility expenses reflects a decrease in utility expenses for comparable properties of $1,297 and a decrease associated with property dispositions of $1,080, offset by an increase in utility expenses for a property undergoing significant redevelopment of $108. Utility expenses for comparable properties declined primarily due to a decrease in electricity and water usage resulting from cost savings initiatives implemented by our manager, RMR LLC, in response to decreased space utilization at our properties as a result of the COVID-19 pandemic, as well as the implementation of real time energy management programs at certain of our properties in the 2020 period.
Other operating expenses. Other operating expenses consist of salaries and benefit costs of property level personnel, repairs and maintenance expense, cleaning expense, other direct costs of operating our properties and property management fees. The decrease in other operating expenses primarily reflects a decrease in other operating expenses related to property dispositions of $3,748, a decrease of $106 related to a property undergoing significant redevelopment and a decrease of $79 for comparable properties, offset by an increase of $28 related to acquired properties. Other operating expenses for comparable properties decreased primarily due to lower cleaning and repairs and maintenance costs as a result of cost savings initiatives implemented by our manager, RMR LLC, in response to decreased space utilization at our properties as a result of the COVID- 19 pandemic, partially offset by higher insurance costs.
Depreciation and amortization. The decrease in depreciation and amortization primarily reflects a decrease related to property dispositions of $7,783, a decrease for comparable properties of $1,130 and a decrease related to a property undergoing significant redevelopment of $888, offset by an increase in depreciation and amortization expense of $58 related to acquired properties. Depreciation and amortization for comparable properties and the property undergoing significant redevelopment declined due to certain leasing related assets becoming fully depreciated in the 2020 period.
Loss on impairment of real estate. In the 2019 period, we recorded a $2,380 loss on impairment of real estate to reduce the carrying value of one property to its estimated fair value less costs to sell.
Acquisition and transaction related costs. Acquisition and transaction related costs in the 2019 period consists of post-merger activity costs incurred in 2019 in connection with our acquisition of Select Income REIT, or SIR, on December 31, 2018 in a merger transaction and other related transactions.
General and administrative. General and administrative expenses consist of fees pursuant to our business management agreement, equity compensation expense, legal and accounting fees, Trustees’ fees and expenses, securities listing and transfer agency fees and other costs relating to our status as a publicly traded company. The decrease in general and administrative expenses primarily reflects a decrease in business management fees mostly as a result of property sales during 2019 and 2020 and lower legal expenses.
Gain (loss) on sale of real estate. Gain (loss) on sale of real estate reflects activity related to property sales during the 2019 and 2020 periods.
Dividend income. Dividend income in the 2019 period consists of distributions received in connection with our former investment in RMR Inc. that we sold on July 1, 2019.
Loss on equity securities. Loss on equity securities represents an unrealized loss in the 2019 period to adjust our former investment in RMR Inc. to its fair value.

Interest and other income. The decrease in interest and other income is primarily due to the effect of lower cash balances invested in the 2020 period compared to the 2019 period and lower returns on cash invested.
Interest expense. The decrease in interest expense is primarily due to lower average outstanding debt balances in the 2020 period resulting from debt repayment activity in 2019 and 2020, including the repayment of our term loans during 2019, the redemption of all $350,000 of our 3.75% senior unsecured notes in July 2019, the redemption of all $400,000 of our 3.60% senior unsecured notes in January 2020 and the repayment of three mortgage notes with an aggregate principal balance of $112,552 during 2020.
Loss on early extinguishment of debt. We recorded a net loss on early extinguishment of debt of $557 in the 2020 period resulting from a loss on the settlement of a mortgage note receivable related to a property sold in 2016, partially offset by the write off of unamortized premiums associated with the prepayment of a mortgage note. We recorded a loss on early extinguishment of debt of $71 in the 2019 period from the write off of debt issuance costs associated with the repayment of certain of our term loans.
Income tax (expense) benefit. The increase in income tax expense reflects higher operating income in certain jurisdictions in the 2020 period where we are subject to state income taxes. Income tax benefit, in the 2019 period, is the result of operating income we earned in certain jurisdictions where we are subject to state income taxes.
Equity in net losses of investees. Equity in net losses of investees represents our proportionate share of earnings and losses from our investments in two unconsolidated joint ventures and, in the 2019 period, our investment in AIC.
Net income (loss). Our net income (loss) and net income (loss) per basic and diluted common share increased in the 2020 period compared to the 2019 period primarily as a result of the changes noted above.

RESULTS OF OPERATIONS (amounts in thousands, except per share amounts)

Six Months Ended June 30, 2020, Compared to Six Months Ended June 30, 2019

					Non-Comparable
					Properties Results
	Comparable Properties Results (1)				Six Months Ended		Consolidated Results
	Six Months Ended June 30,				June 30,		Six Months Ended June 30,
			$	%					$	%
	2020	2019	Change	Change	2020	2019	2020	2019	Change	Change
Rental income	$293,446	$296,162	$(2,716)	(0.9%)	$2,042	$54,647	$295,488	$350,809	$(55,321)	(15.8%)
Operating expenses:
Real estate taxes	32,103	31,887	216	0.7%	485	4,652	32,588	36,539	(3,951)	(10.8%)
Utility expenses	11,929	14,066	(2,137)	(15.2%)	284	2,785	12,213	16,851	(4,638)	(27.5%)
Other operating expenses	50,662	51,021	(359)	(0.7%)	1,005	8,807	51,667	59,828	(8,161)	(13.6%)
Total operating expenses	94,694	96,974	(2,280)	(2.4%)	1,774	16,244	96,468	113,218	(16,750)	(14.8%)
Property NOI (2)	$198,752	$199,188	$(436)	(0.2%)	$268	$38,403	199,020	237,591	(38,571)	(16.2%)

Other expenses:
Depreciation and amortization							127,113	151,434	(24,321)	(16.1%)
Loss on impairment of real estate							—	5,584	(5,584)	n/m
Acquisition and transaction related costs							—	682	(682)	n/m
General and administrative							14,313	17,467	(3,154)	(18.1%)
Total other expenses							141,426	175,167	(33,741)	(19.3%)
Gain on sale of real estate							10,822	22,075	(11,253)	(51.0%)
Dividend income							—	1,960	(1,960)	n/m
Loss on equity securities							—	(44,007)	44,007	n/m
Interest and other income							736	489	247	50.5%
Interest expense							(52,364)	(72,481)	20,117	(27.8%)
Loss on early extinguishment of debt							(3,839)	(485)	(3,354)	n/m
Income (loss) before income tax expense and equity in net losses of investees							12,949	(30,025)	42,974	143.1%
Income tax expense							(274)	(353)	79	(22.4%)
Equity in net losses of investees							(536)	(377)	(159)	42.2%
Net income (loss)							$12,139	$(30,755)	$42,894	139.5%

Weighted average common shares outstanding (basic and diluted)							48,101	48,040	61	0.1%

Per common share amounts (basic and diluted):
Net income (loss)							$0.25	$(0.64)	$0.89	139.1%

n/m - not meaningful

(1)
Comparable properties consists of 182 properties we owned on June 30, 2020 and which we owned continuously since January 1, 2019 and excludes properties classified as held for sale and properties undergoing significant redevelopment, if any, and three properties owned by two unconsolidated joint ventures in which we own 51% and 50% interests.

(2)	Our definition of Property NOI and our reconciliation of net income (loss) to Property NOI are included below under the heading “Non-GAAP Financial Measures.”
References to changes in the income and expense categories below relate to the comparison of consolidated results for the six month period ended June 30, 2020, compared to the six month period ended June 30, 2019.
Rental income. The decrease in rental income reflects decreases in rental income of $48,553 as a result of property dispositions, $4,085 related to a property undergoing significant redevelopment and $2,716 related to comparable properties, offset by an increase in rental income of $33 related to acquired properties. The decrease in rental income for comparable properties is primarily due to termination fee revenue recorded at certain of our comparable properties in the 2019 period and reductions in occupied space at certain of our comparable properties in the 2020 period. Rental income includes non-cash straight line rent adjustments totaling $9,051 in the 2020 period and $12,461 in the 2019 period, and amortization of acquired leases and assumed lease obligations totaling $(2,837) in the 2020 period and $(2,593) in the 2019 period.
Real estate taxes. The decrease in real estate taxes primarily reflects a decrease in real estate taxes associated with property dispositions of $4,206, offset by increases in real estate taxes of $216 for comparable properties, $22 for acquired properties and $17 for a property undergoing significant redevelopment. Real estate taxes for comparable properties increased primarily due to the effect of higher real estate tax rates and valuation assessments for certain of our properties in the 2020 period.
Utility expenses. The decrease in utility expenses reflects a decrease in utility expenses associated with property dispositions of $2,609 and a decrease in utility expenses for comparable properties of $2,137, offset by an increase in utility expenses for a property undergoing significant redevelopment of $108. Utility expenses for comparable properties declined primarily due to a decrease in electricity and water usage resulting from cost savings initiatives implemented by our manager, RMR LLC, in response to decreased space utilization at our properties as a result of the COVID-19 pandemic, as well as the implementation of real time energy management programs at certain of our properties in the 2020 period.
Other operating expenses. The decrease in other operating expenses primarily reflects a decrease in other operating expenses related to property dispositions of $7,565, a decrease of $359 for comparable properties and a decrease of $275 related to a property undergoing significant redevelopment, offset by an increase in other operating expenses related to acquired properties of $38. Other operating expenses for comparable properties decreased primarily due to lower snow removal costs, as well as lower cleaning and repairs and maintenance costs resulting from cost savings initiatives implemented by our manager, RMR LLC, in response to decreased space utilization at our properties as a result of the COVID-19 pandemic, partially offset by higher insurance costs in the 2020 period.
Depreciation and amortization. The decrease in depreciation and amortization primarily reflects a decrease related to property dispositions of $15,818, a decrease for comparable properties of $6,811 and a decrease related to a property undergoing significant redevelopment of $1,776, offset by an increase related to acquired properties of $84. Depreciation and amortization for comparable properties and the property undergoing significant redevelopment declined due to certain leasing related assets becoming fully depreciated in the 2020 period.
Loss on impairment of real estate. In the 2019 period, we recorded a $5,137 loss on impairment of real estate to reduce the carrying value of one property to its estimated fair value less costs to sell and a $447 loss on impairment of real estate related to the sale of a portfolio of 34 properties.
Acquisition and transaction related costs. Acquisition and transaction related costs in the 2019 period consists of post-merger activity costs incurred in 2019 in connection with our acquisition of SIR on December 31, 2018 in a merger transaction and other related transactions.
General and administrative. The decrease in general and administrative expenses primarily reflects a decrease in business management fees mostly as a result of property sales during 2019 and 2020 and lower legal expenses.
Gain on sale of real estate. We recorded a $10,822 net gain on sale of real estate resulting from the sale of six properties during the 2020 period. We recorded a $22,075 gain on sale of real estate resulting from the sale of one property during the 2019 period.
Dividend income. Dividend income in the 2019 period consists of distributions received in connection with our former investment in RMR Inc. that we sold on July 1, 2019.
Loss on equity securities. Loss on equity securities represents an unrealized loss in the 2019 period to adjust our former investment in RMR Inc. to its fair value.
Interest and other income. The increase in interest and other income is primarily due to a settlement we received resulting from a dispute with a vendor, partially offset by the effect of lower cash balances invested in the 2020 period compared to the 2019 period and lower returns on cash invested.
Interest expense. The decrease in interest expense is primarily due to lower average outstanding debt balances in the 2020 period resulting from debt repayment activity in 2019 and 2020, including the repayment of our term loans during 2019, the redemption of all $350,000 of our 3.75% senior unsecured notes in July 2019, the redemption of all $400,000 of our 3.60% senior unsecured notes in January 2020 and the repayment of three mortgage notes with an aggregate principal balance of $112,552 in the 2020 period.

Loss on early extinguishment of debt. We recorded a loss on early extinguishment of debt of $3,839 in the 2020 period from prepayment fees incurred, the write off of unamortized discounts, premiums and debt issuance costs associated with the prepayment of three mortgage notes and a loss on the settlement of a mortgage note receivable related to a property sold in 2016. We recorded a loss on early extinguishment of debt of $485 in the 2019 period from the write off of debt issuance costs associated with the repayment of certain of our term loans.
Income tax expense. The decrease in income tax expense reflects lower operating income in certain jurisdictions in the 2020 period where we are subject to state income taxes.
Equity in net losses of investees. Equity in net losses of investees represents our proportionate share of earnings and losses from our investments in two unconsolidated joint ventures and, in the 2019 period, our investment in AIC.
Net income (loss). Our net income (loss) and net income (loss) per basic and diluted common share increased in the 2020 period compared to the 2019 period primarily as a result of the changes noted above.

Non-GAAP Financial Measures
We present certain “non-GAAP financial measures” within the meaning of applicable rules of the Securities and Exchange Commission, or SEC, including Property NOI, funds from operations, or FFO, and normalized funds from operations, or Normalized FFO. These measures do not represent cash generated by operating activities in accordance with GAAP and should not be considered alternatives to net income (loss) as indicators of our operating performance or as measures of our liquidity. These measures should be considered in conjunction with net income (loss) as presented in our condensed consolidated statements of comprehensive income (loss). We consider these non-GAAP measures to be appropriate supplemental measures of operating performance for a REIT, along with net income (loss). We believe these measures provide useful information to investors because by excluding the effects of certain historical amounts, such as depreciation and amortization expense, they may facilitate a comparison of our operating performance between periods and with other REITs and, in the case of Property NOI, reflecting only those income and expense items that are generated and incurred at the property level may help both investors and management to understand the operations of our properties.
Property Net Operating Income
The calculation of Property NOI excludes certain components of net income (loss) in order to provide results that are more closely related to our property level results of operations. We calculate Property NOI as shown below. We define Property NOI as income from our rental of real estate less our property operating expenses. Property NOI excludes amortization of capitalized tenant improvement costs and leasing commissions that we record as depreciation and amortization expense. We use Property NOI to evaluate individual and company-wide property level performance. Other real estate companies and REITs may calculate Property NOI differently than we do.
The following table presents the reconciliation of net income (loss) to Property NOI for the three and six months ended June 30, 2020 and 2019.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income (loss)	$1,299	$(64,774)	$12,139	$(30,755)
Equity in net losses of investees	260	142	536	377
Income tax expense (benefit)	235	(130)	274	353
Income before income tax expense (benefit) and equity in net losses of investees	1,794	(64,762)	12,949	(30,025)
Loss on early extinguishment of debt	557	71	3,839	485
Interest expense	25,205	35,348	52,364	72,481
Interest and other income	(30)	(241)	(736)	(489)
Loss on equity securities	—	66,135	—	44,007
Dividend income	—	(980)	—	(1,960)
(Gain) loss on sale of real estate	(66)	17	(10,822)	(22,075)
General and administrative	7,204	8,744	14,313	17,467
Acquisition and transaction related costs	—	98	—	682
Loss on impairment of real estate	—	2,380	—	5,584
Depreciation and amortization	64,170	73,913	127,113	151,434
Property NOI	$98,834	$120,723	$199,020	$237,591

Funds From Operations and Normalized Funds From Operations
We calculate FFO and Normalized FFO as shown below. FFO is calculated on the basis defined by The National Association of Real Estate Investment Trusts, which is net income (loss), calculated in accordance with GAAP, plus real estate depreciation and amortization of consolidated properties and our proportionate share of the real estate depreciation and amortization of unconsolidated joint venture properties, but excluding impairment charges on real estate assets, any gain or loss on sale of real estate and equity securities, as well as certain other adjustments currently not applicable to us. In calculating Normalized FFO, we adjust for the other items shown below and include business management incentive fees, if any, only in the fourth quarter versus the quarter when they are recognized as an expense in accordance with GAAP due to their quarterly volatility not necessarily being indicative of our core operating performance and the uncertainty as to whether any such business management incentive fees will be payable when all contingencies for determining such fees are known at the end of the calendar year. FFO and Normalized FFO are among the factors considered by our Board of Trustees when determining the amount of distributions to our shareholders. Other factors include, but are not limited to, requirements to maintain our qualification for taxation as a REIT, limitations in our credit agreement and public debt covenants, the availability to us of debt and equity capital, our expectation of our future capital requirements and operating performance and our expected needs for and availability of cash to pay our obligations. Other real estate companies and REITs may calculate FFO and Normalized FFO differently than we do.
The following table presents the reconciliation of net income (loss) to FFO and Normalized FFO for the three and six months ended June 30, 2020 and 2019.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income (loss)	$1,299	$(64,774)	$12,139	$(30,755)
Add (less): Depreciation and amortization:
Consolidated properties	64,170	73,913	127,113	151,434
Unconsolidated joint venture properties	1,237	1,410	2,478	3,161
Loss on impairment of real estate	—	2,380	—	5,584
(Gain) loss on sale of real estate	(66)	17	(10,822)	(22,075)
Loss on equity securities	—	66,135	—	44,007
FFO	66,640	79,081	130,908	151,356
Add (less): Acquisition and transaction related costs	—	98	—	682
Loss on early extinguishment of debt	557	71	3,839	485
Normalized FFO	$67,197	$79,250	$134,747	$152,523

FFO per common share (basic and diluted)	$1.39	$1.65	$2.72	$3.15
Normalized FFO per common share (basic and diluted)	$1.40	$1.65	$2.80	$3.17
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

With $570,000 available under our revolving credit facility as of July 29, 2020 and only approximately $40,000 of debt maturities until 2022, we believe that we are well positioned to weather the present disruptions facing the real estate industry and the economy generally. As a result of the COVID-19 pandemic, we have received requests from some of our tenants for rent assistance. As of July 27, 2020, we have granted temporary rent assistance totaling $2,475 to 23 tenants who represent approximately 3.7% of our annualized rental income as of June 30, 2020. This assistance generally entails a deferral of, in most cases, one month of rent until September 2020 when the deferred rent amounts will begin to be payable over a 12-month period. Our liquidity has been and will be temporarily impacted by these rent deferrals as follows: $446, $817, $959, $134, $59 and $59 of granted deferrals in April, May, June, July, August and September 2020, respectively, until these deferrals begin to become obligated to be repaid. In addition, we also anticipate that our general and administrative expenses will be reduced because of the lower fees we will pay to our manager as a result of the decline in our share price since the COVID-19 pandemic began. Although some of our tenants have sought temporary rent assistance, we also believe that overall tenant retention levels may increase. Also, we believe we will benefit from the approximately 62.8% of our annualized rental income as of June 30, 2020 paid by investment grade tenants, the majority of which is made up of government tenants, and the diversity of our tenant base, both geographically and by industry, which may help mitigate the economic impact of the COVID-19 pandemic.
On July 16, 2020, we announced a regular quarterly cash distribution of $0.55 per common share ($2.20 per common share per year), maintaining our previous distribution rate. At this time, we continue to expect that the quarterly distribution rate will remain unchanged for 2020. We determine our distribution payout ratio with consideration for our expected capital expenditures as well as cash flows from operations and debt obligations.
In early 2020, we completed our previously announced disposition program and transitioned to a capital recycling program through which we expect to accretively grow our property portfolio. Pursuant to our capital recycling program, we plan to sell certain properties from time to time to fund future acquisitions and to maintain leverage consistent with our current investment grade ratings with a goal of (1) improving the asset quality of our portfolio by reducing the average age of our properties, lengthening the weighted average term of our leases and increasing the likelihood of retaining our tenants and (2) increasing our cash available for distribution. During the six months ended June 30, 2020, we sold six properties for $85,363, excluding closing costs. In July 2020, we entered into an agreement to sell a four property business park for $25,400, excluding closing costs, and an agreement to purchase an office property for $38,100, excluding acquisition related costs, as part of this program. These transactions are expected to occur before the end of the third quarter. However, these transactions are subject to conditions; accordingly, we cannot be sure that we will complete these transactions or that these transactions will not be delayed or the terms will not change. Given the current economic conditions, we are carefully considering our capital allocation strategy and believe we are well positioned to opportunistically recycle and deploy capital in 2020.
Our future purchases of properties cannot be accurately projected because such purchases depend upon purchase opportunities which come to our attention and our ability to successfully complete the acquisitions. We generally do not intend to purchase “turn around” properties, or properties which do not generate positive cash flows.
Our changes in cash flows for the six months ended June 30, 2020 compared to the same period in 2019 were as follows: (i) cash flows provided by operating activities increased from $107,790 in the 2019 period to $111,190 in the 2020 period; (ii) cash flows provided by investing activities decreased from $268,880 in the 2019 period to $40,934 in the 2020 period; and (iii) cash flows used in financing activities decreased from $390,928 in the 2019 period to $222,719 in the 2020 period.
The increase in cash provided by operating activities for the 2020 period as compared to the 2019 period was a result of favorable changes in working capital in the 2020 period compared to the 2019 period. The decrease in cash provided by investing activities in the 2020 period as compared to the 2019 period is primarily due to lower cash proceeds received from our sales of properties in the 2020 period compared to the 2019 period and higher real estate acquisition and improvement activities in the 2020 period. The decrease in cash used in financing activities in the 2020 period as compared to the 2019 period is primarily due to the issuance of $150,000 of our 6.375% senior unsecured notes due 2050 in the 2020 period and a decrease in net debt repayment activity, due to repayments of our unsecured term loans and net repayment activity on our revolving credit facility using cash on hand and proceeds from sales of properties in the 2019 period compared to increased borrowings under our revolving credit facility in the 2020 period in order to facilitate the repayment of other debts, including the redemption of all $400,000 of our 3.60% senior unsecured notes in January 2020.
Our Investment and Financing Liquidity and Resources (dollar amounts in thousands, except per share and per square foot amounts)
In order to fund acquisitions and to meet cash needs that may result from our desire or need to make distributions or pay operating or capital expenses, we maintain a $750,000 revolving credit facility. The maturity date of our revolving credit facility is January 31, 2023 and, subject to our payment of an extension fee and meeting certain other conditions, we have the option to extend the stated maturity date of our revolving credit facility by two additional six month periods. We can borrow, repay and reborrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity. We are required to pay interest at a rate of LIBOR plus a premium, which was 110 basis points per annum at June 30, 2020, on the amount outstanding under our revolving credit facility. We also pay a facility fee on the total amount of lending commitments under our revolving credit facility, which was 25 basis points per annum at June 30, 2020. Both the interest rate premium and facility fee are subject to adjustment based upon changes to our credit ratings. As of June 30, 2020, the annual interest rate payable on borrowings under our revolving credit facility was 1.2%. As of June 30, 2020 and July 29, 2020, we had $200,000 and $180,000, respectively, outstanding under our revolving credit facility, and $550,000 and $570,000, respectively, available for borrowing under our revolving credit facility.
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
In June 2020, we issued $150,000 of our 6.375% senior unsecured notes due 2050 in an underwritten public offering, raising net proceeds of $144,772, after deducting underwriters’ discounts and estimated offering expenses. In connection with this offering, we granted the underwriters a 30 day option to purchase up to an additional $22,500 aggregate principal amount of these notes. In July 2020, the underwriters partially exercised this option for an additional $12,000 of these notes. We used the aggregate net proceeds from this offering to repay amounts outstanding under our revolving credit facility and for general business purposes. These notes require quarterly payments of interest only through maturity and may be repaid at par (plus accrued and unpaid interest) on or after June 23, 2025.
In addition, in August 2020, we plan to repay at maturity, at par plus accrued interest, a mortgage note secured by one property with an outstanding principal balance of $39,635 and an annual interest rate of 2.2% using cash on hand and borrowings under our revolving credit facility.
As of June 30, 2020, our debt maturities (other than our revolving credit facility), consisting of senior unsecured notes and mortgage notes, are as follows:

Year	Debt Maturities
2020	$40,953
2021	1,541
2022	625,518
2023	143,784
2024	350,000
2025 and thereafter	860,000
Total	$2,021,796

None of our unsecured debt obligations require sinking fund payments prior to their maturity dates. Our $211,796 in mortgage debts, generally require monthly payments of principal and interest through maturity.
In addition to our debt obligations, as of June 30, 2020, we have estimated unspent leasing related obligations of $61,720.
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
Our ability to obtain, and the costs of, our future debt financings will depend primarily on credit market conditions and our creditworthiness. We have no control over market conditions. Potential investors and lenders likely will evaluate our ability to pay distributions to shareholders, fund required debt service and repay debts when they become due by reviewing our business practices and plans to balance our use of debt and equity capital so that our financial profile and leverage ratios afford us flexibility to withstand any reasonably anticipated adverse changes. Similarly, our ability to raise equity capital in the future will depend primarily upon equity capital market conditions and our ability to conduct our business to maintain and grow our operating cash flows. We intend to conduct our business in a manner that will afford us reasonable access to capital for investment and financing activities, but we cannot be sure that we will be able to successfully carry out this intention. For instance, it is uncertain what the duration and severity of the current economic impact resulting from the COVID-19 pandemic will be. A protracted and extensive economic recession may cause a decline in financing availability and increased costs for financings. Further, such conditions could also disrupt capital markets and limit our access to financing from public sources.
During the six months ended June 30, 2020, we paid quarterly distributions to our common shareholders totaling $53,021 using cash on hand and borrowings under our revolving credit facility. On July 16, 2020, we declared a regular quarterly distribution payable to common shareholders of record on July 27, 2020 of $0.55 per share, or approximately $26,500. We expect to pay this distribution on or about August 20, 2020 using cash on hand and borrowings under our revolving credit facility. For more information regarding the distributions we paid during 2020, see Note 9 to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Off Balance Sheet Arrangements (dollars in thousands)
We own 51% and 50% interests in two unconsolidated joint ventures which own three properties. The properties owned by these joint ventures are encumbered by an aggregate $82,000 principal amount of mortgage indebtedness. We do not control the activities that are most significant to these joint ventures and, as a result, we account for our investments in these joint ventures under the equity method of accounting. For more information on the financial condition and results of operations of these joint ventures, see Note 4 to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. Other than these joint ventures, as of June 30, 2020, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Debt Covenants (dollars in thousands)
Our principal debt obligations at June 30, 2020 consisted of borrowings under our $750,000 revolving credit facility, an aggregate outstanding principal balance of $1,810,000 of public issuances of senior unsecured notes and mortgage notes with an aggregate outstanding principal balance of $211,796, that were assumed in connection with certain of our acquisitions. Also, the three properties owned by two joint ventures in which we own 51% and 50% interests secure two additional mortgage notes. Our publicly issued senior unsecured notes are governed by indentures and their supplements. Our credit agreement and our senior unsecured notes indentures and their supplements provide for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, such as, in the case of our credit agreement, a change of control of us, which includes RMR LLC ceasing to act as our business and property manager. Our credit agreement and our senior unsecured notes indentures and their supplements also contain a number of covenants, including those that restrict our ability to incur debts, including debts secured by mortgages on our properties, in excess of calculated amounts, require us to comply with certain financial covenants and, in the case of our credit agreement, restrict our ability to make distributions to our shareholders under certain circumstances. As of June 30, 2020, we believe we were in compliance with the terms and conditions of our respective covenants under our credit agreement and senior unsecured notes indentures and their supplements. Our mortgage notes are non-recourse, subject to certain limited exceptions, and do not contain any material financial covenants.
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

Fixed Rate Debt
At June 30, 2020, our outstanding fixed rate debt consisted of the following:

Debt	Principal Balance (1)	Annual Interest Rate (1)	Annual Interest Expense (1)	Maturity	Interest Payments Due
Senior unsecured notes	$300,000	4.150%	$12,450	2022	Semi-annually
Senior unsecured notes	300,000	4.000%	12,000	2022	Semi-annually
Senior unsecured notes	350,000	4.250%	14,875	2024	Semi-annually
Senior unsecured notes	400,000	4.500%	18,000	2025	Semi-annually
Senior unsecured notes	310,000	5.875%	18,213	2046	Quarterly
Senior unsecured notes (2)	150,000	6.375%	9,563	2050	Quarterly
Mortgage note (one property in Philadelphia, PA)	39,698	2.173%	863	2020	Monthly
Mortgage note (one property in Lakewood, CO)	1,030	8.150%	84	2021	Monthly
Mortgage note (one property in Washington, D.C.)	26,167	4.220%	1,104	2022	Monthly
Mortgage note (three properties in Seattle, WA)	71,000	3.550%	2,521	2023	Monthly
Mortgage note (one property in Chicago, IL)	50,000	3.700%	1,850	2023	Monthly
Mortgage note (one property in Washington, D.C.)	23,901	4.800%	1,147	2023	Monthly
Total	$2,021,796		$92,670

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

(2)	In July 2020, we issued an additional $12,000 of these senior unsecured notes in connection with the underwriters partial exercise of their option to purchase additional notes.
Our senior unsecured notes require semi-annual or quarterly interest payments through maturity. Our mortgages generally require principal and interest payments through maturity pursuant to amortization schedules. Because these debts require interest to be paid at a fixed rate, changes in market interest rates during the term of these debts will not affect our interest obligations. If these debts were refinanced at interest rates which are one percentage point higher or lower than shown above, our annual interest cost would increase or decrease by approximately $20,218.
Changes in market interest rates also would affect the fair value of our fixed rate debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt. Based on the balances outstanding at June 30, 2020, and discounted cash flow analyses through the respective maturity dates, and assuming no other changes in factors that may affect the fair value of our fixed rate debt obligations, a hypothetical immediate one percentage point increase in interest rates would change the fair value of those obligations by approximately $96,698.
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
At June 30, 2020, we owned 51% and 50% interests in two joint venture arrangements which own three properties that are secured by fixed rate debt consisting of the following mortgage notes:

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

Floating Rate Debt
At June 30, 2020, our floating rate debt consisted of $200,000 of borrowings under our $750,000 revolving credit facility. Our revolving credit facility matures on January 31, 2023 and, subject to the payment of an extension fee and meeting certain other conditions, we have the option to extend the stated maturity by two six month periods. No principal repayments are required under our revolving credit facility prior to maturity, and we can borrow, repay and reborrow funds available under our revolving credit facility, subject to conditions, at any time without penalty.
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
The following table presents the impact a one percentage point increase in interest rates would have on our annual floating rate interest expense as of June 30, 2020:

	Impact of Changes in Interest Rates
	Annual Interest Rate (1)	Outstanding Debt	Total Interest Expense Per Year	Annual Earnings Per Share Impact (2)
At June 30, 2020	1.2%	$200,000	$2,400	$0.05
One percentage point increase	2.2%	$200,000	$4,400	$0.09

(1)	Weighted based on the interest rate and outstanding borrowings under our revolving credit facility as of June 30, 2020.

(2)	Based on the weighted average shares outstanding (diluted) for the six months ended June 30, 2020.
The following table presents the impact a one percentage point increase in interest rates would have on our annual floating rate interest expense as of June 30, 2020 if we were fully drawn on our revolving credit facility:

	Impact of an Increase in Interest Rates
	Annual Interest Rate (1)	Outstanding Debt	Total Interest Expense Per Year	Annual Earnings Per Share Impact (2)
At June 30, 2020	1.2%	$750,000	$9,000	$0.19
One percentage point increase	2.2%	$750,000	$16,500	$0.34

(1)	Weighted based on the interest rate and outstanding borrowings under our revolving credit facility as of June 30, 2020.

(2)	Based on the weighted average shares outstanding (diluted) for the six months ended June 30, 2020.
The foregoing tables show the impact of an immediate increase in floating interest rates as of June 30, 2020.  If interest rates were to increase gradually over time, the impact would be spread over time. Our exposure to fluctuations in floating interest rates will increase or decrease in the future with increases or decreases in the outstanding amount under our revolving credit facility or our other floating rate debt, if any. Although we have no present plans to do so, we may in the future enter into hedge arrangements from time to time to mitigate our exposure to changes in interest rates.
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
There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

•	The likelihood that our rents will increase when we renew or extend our leases or enter new leases,

•	The expectation that, as a result of the COVID-19 pandemic, leasing activity may continue to slow, but overall tenant retention levels may increase,

•	Our belief that we are in a position to opportunistically recycle and deploy capital during 2020,

•	Our ability to pay distributions to our shareholders and to increase the amount of such distributions,

•	Our expectations regarding our future financial performance including FFO, Normalized FFO, Property NOI, and cash basis NOI,

•	Our policies and plans regarding investments, financings and dispositions,

•	Our expectations regarding occupancy at our properties,

•	The future availability of borrowings under our revolving credit facility,

•
Our expectation that there will be opportunities for us to acquire, and that we will acquire, additional properties primarily leased to single tenants and tenants with high credit quality characteristics like government entities,

•	Our expectations regarding demand for leased space,

•	Our expectations regarding capital expenditures,

•	Our ability to raise debt or equity capital,

•	Our ability to pay interest on and principal of our debt,

•	Our ability to appropriately balance our use of debt and equity capital,

•	Our ability to successfully execute our capital recycling program,

•	Our ability to maintain sufficient liquidity during the duration of the COVID-19 pandemic and resulting economic downturn,

•	Our credit ratings,

•	Our expectation that we benefit from our relationships with RMR LLC and RMR Inc.,

•	The credit qualities of our tenants,

•	Our qualification for taxation as a REIT,

•	Changes in federal or state tax laws, and

•	Other matters.
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

•
Our belief that there is a likelihood that tenants may renew or extend our leases prior to their expirations whenever they have made significant investments in the leased properties, or because those properties may be of strategic importance to them, may not be realized,

•
Our belief that our overall tenant retention levels may increase as a result of the COVID-19 pandemic may not be realized. In addition, if the COVID-19 pandemic and the current economic conditions continue for an extended period or worsen, our tenants may become unable to pay rent or they may elect to not renew their leases with us. Further, some of our government leases provide the tenant with certain rights to terminate their lease early. Budgetary and other fiscal pressures may result in some governmental tenants terminating their leases early or not renewing their leases. In addition, the COVID-19 pandemic has caused changes in workplace practices, including increased remote work arrangements. To the extent those practices become permanent or increased, leasing demand for office space may decline. As a result of these factors, our tenant retention levels may not increase and they could decline,

•
Our belief that we are well positioned to opportunistically recycle and deploy capital during 2020 may not be realized. We may fail to identify and execute on opportunities to deploy capital and any deployment of capital we may make may not result in the returns that we expect,

•
Our belief that the reduction in government tenant space utilization and the consolidation of government tenants into government owned real estate is substantially complete may prove misplaced if these prior trends continue or do not moderate to the extent we expect, including in response to the COVID-19 pandemic and its aftermath,

•
Our perception that recent activity suggests that the government has begun to shift its leasing strategy to include longer term leases and that the government is actively exploring 10 to 20 year lease terms at renewal, in some instances, may mistakenly imply that these activities are indicative of a trend or broader change in government leasing strategy or practices. Further, even if they may be indicative of such a trend or change, that trend or change may not be sustained by the government, including in response to the COVID-19 pandemic and its aftermath,

•
Contingencies in our acquisition and sale agreements may not be satisfied and any expected acquisitions and sales and any related lease arrangements we expect to enter may not occur, may be delayed or the terms of such transactions or arrangements may change,

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

•
We believe that we are well positioned to weather the present disruptions of the COVID-19 pandemic facing the real estate industry and the economy generally. However, the full extent of the future impact of the COVID-19 pandemic is unknown and we may not realize similar or better operating results in the future,

•
We believe that the near term impact of the COVID-19 pandemic to us will not be material due to the strength of our tenant base. However, if the COVID-19 pandemic and the current economic conditions continue for an extended period of time or worsen, our tenants may be significantly adversely impacted, which may result in those tenants seeking relief from their rent obligations, their inability to pay rent, the termination of their leases or our tenants not renewing their leases or renewing their leases for less space. Therefore, the impact we experience in the near term may be worse than we currently expect and our results of operations and financial position may be negatively affected,

•
We have granted requests to some of our tenants to defer payments over, in most cases, a 12-month period commencing in September 2020. However, current market and economic conditions may deteriorate further and the rent assistance granted by us may not be sufficient to ensure that tenants will be able to meet their rent payment obligations under their leases with us, which may result in an increase in tenant defaults and terminations,

•
The business and property management agreements between us and RMR LLC have continuing 20 year terms. However, those agreements permit early termination in certain circumstances. Accordingly, we cannot be sure that these agreements will remain in effect for continuing 20 year terms,

•
We believe that our relationships with our related parties, including RMR LLC, RMR Inc., and others affiliated with them may benefit us and provide us with competitive advantages in operating and growing our business. However, the advantages we believe we may realize from these relationships may not materialize, and

•
It is difficult to accurately estimate leasing related obligations and costs of development and tenant improvement costs. Our unspent leasing related obligations and development costs may cost more and may take longer to complete than we currently expect, and we may incur increased amounts for these and similar purposes in the future.

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
The COVID-19 pandemic has resulted in a global economic recession that may materially adversely impact our business, operations, financial results and liquidity.
The viral disease outbreak known as COVID-19 has been declared a pandemic by the World Health Organization and in response to the outbreak, the U.S. Health and Human Services Secretary has declared a public health emergency in the United States and many states and municipalities have declared public health emergencies. The COVID-19 pandemic has had a devastating impact on the global economy, including the U.S. economy, and has resulted in a global economic recession.
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

While we have not yet experienced a material adverse impact on our occupancy resulting from the COVID-19 pandemic as of the date of this Quarterly Report on Form 10-Q, if the outbreak continues to weaken national, regional and local economies, it could negatively impact our occupancy levels and result in significant tenant defaults in the payment of rent owed to us. Although, as of June 30, 2020, 35.1% of our total annualized rental income was from leases with governmental agencies, including 25.2% of our total annualized rental income from leases with the U.S. federal government, the balance of our rents comes from nongovernmental tenants. Further, as of June 30, 2020, tenants occupying approximately 11.5% of our rentable square feet and responsible for approximately 8.6% of our annualized rental income as of June 30, 2020 currently have exercisable rights to terminate their leases before the stated terms of their leases expire. Also, during the second half of 2020 and in 2021 and 2022, early termination rights become exercisable by other tenants who currently occupy an additional approximately 2.3%, 1.6% and 2.3% of our rentable square feet, respectively, and contribute an additional approximately 2.8%, 1.8% and 2.4% of our annualized rental income, respectively, as of June 30, 2020. In addition, as of June 30, 2020, pursuant to leases with 14 of our tenants, these tenants have rights to terminate their leases if their respective legislature or other funding authority does not appropriate rent amounts in their respective annual budgets. These 14 tenants occupy approximately 5.4% of our rentable square feet and contribute approximately 5.8% of our annualized rental income as of June 30, 2020. Additionally, we typically conduct aspects of our leasing activity at our properties. Reductions in the ability and willingness of prospective tenants to visit our properties due to the COVID-19 outbreak, or the extent to which federal, state and municipal orders limit the extent to which our manager’s employees can visit our properties, could have an impact on our leasing activity which could reduce rental income and tenant reimbursements and other income produced by our properties. We have experienced a slowdown in our leasing activity thus far in 2020 due to the COVID-19 pandemic and expect this slowdown may continue until market conditions improve for a sustained period. Concerns relating to such an outbreak could also cause on-site personnel not to report for work at our properties, which could adversely affect the management of our properties.
We cannot predict the extent and duration of the COVID-19 pandemic or the severity and duration of its economic impact. Potential consequences of the current unprecedented measures taken in response to the spread of the virus that causes COVID-19, and current market disruptions and volatility affecting us include, but are not limited to:

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

•
our inability to make improvements to our properties due to a construction moratorium or decrease in available construction workers or construction activity, including required inspectors and governmental personnel for permitting and other requirements, and due to our need to maintain our liquidity; and

•
reduced economic demand resulting from mass employee layoffs or furloughs in response to governmental action taken to slow the spread of the virus that causes COVID-19, which could impact the continued viability of our tenants and the demand for office space at our properties.

Further, the extent and strength of any economic recovery after the COVID-19 pandemic abates, including following any “second wave” or other intensifying of the pandemic, are uncertain and subject to various factors and conditions. Our business, operations and financial position may continue to be negatively impacted after the COVID-19 pandemic abates and may remain at depressed levels compared to prior to the outbreak of the COVID-19 pandemic and those conditions may continue for an extended period.
Future distributions to our shareholders may be reduced or eliminated as a result of the uncertainty and materially adverse impact of the COVID-19 pandemic and related economic downturn and the form of payment could change.
We currently intend to continue to make regular quarterly distributions to our shareholders. However:

•
our ability to make or sustain the rate of distributions may be adversely affected by the negative impact of the COVID-19 pandemic and its aftermath on our business, results of operations and liquidity;

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
The current economic conditions resulting from the COVID-19 pandemic significantly negatively impacted certain of our tenants’ businesses, operations and liquidity. As a result of the COVID-19 pandemic, we have received requests from some of our tenants for rent assistance. As of July 27, 2020, we have granted temporary rent assistance totaling $2,475 to 23 tenants who represent approximately 3.7% of our annualized rental income as of June 30, 2020. This assistance generally entails a deferral of, in most cases, one month of rent until September 2020 when the deferred rent amounts will begin to be payable over a 12-month period. We expect to receive additional similar requests in the future, and we may determine to grant additional assistance in the future, which may vary from the type of assistance we have granted to date, and could include more substantial assistance, if we determine it prudent or appropriate to do so. If conditions do not sufficiently and sustainably improve for these tenants, they may be unable to pay deferred or other rent owed to us when due or otherwise. In addition, if any of our tenants are unable to continue as going concerns as a result of the current economic conditions or otherwise, we will experience a reduction in rents received and we may be unable to find suitable replacement tenants for an extended period or at all and the terms of our leases with those replacement tenants may not be as favorable to us as the terms of our agreements with our existing tenants.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer purchases of equity securities. The following table provides information about our purchases of our equity securities during the quarter ended June 30, 2020:

				Maximum
			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares that
	Number of		as Part of Publicly	May Yet Be Purchased
	Shares	Average Price	Announced Plans	Under the Plans or
Calendar Month	Purchased (1)	Paid per Share	or Programs	Programs
May 2020	525	$26.61	—	$—
June 2020	604	25.97	—	—
Total	1,129	$26.27	—	$—

(1)
These common share withholdings and purchases were made to satisfy tax withholding and payment obligations of one of our Trustees and a former officer and employee of RMR LLC in connection with awards of our common shares and the vesting of those and prior awards of common shares to them. We withheld and purchased these shares at their fair market values based upon the trading prices of our common shares at the close of trading on Nasdaq on the purchase dates.

Item 6. Exhibits

Exhibit Number	Description
3.1	Composite Copy of Amended and Restated Declaration of Trust, dated June 8, 2009, as amended to date. (Filed herewith.)

3.2	Composite Copy of Amended and Restated Declaration of Trust, dated June 8, 2009, as amended to date (marked copy). (Filed herewith.)

3.3	Amended and Restated Bylaws of the Company, adopted March 27, 2019. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 28, 2019.)

4.1	Form of Common Share Certificate. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2018.)

4.2	Indenture, dated as of August 18, 2014, between the Company and U.S. Bank National Association. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 18, 2014.)

4.3
Supplemental Indenture No. 2, dated as of May 26, 2016, between the Company and U.S. Bank National Association, relating to the Company’s 5.875% Senior Notes due 2046, including form thereof. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 26, 2016.)

4.4
Authentication Order, dated as of June 22, 2016, from the Company to U.S. Bank National Association, relating to the Company’s 5.875% Senior Notes due 2046. (Incorporated by reference to the Company’s Registration Statement on Form 8-A filed on June 30, 2016.)

4.5	Indenture, dated as of July 20, 2017, between the Company and U.S. Bank National Association. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 21, 2017.)

4.6
First Supplemental Indenture, dated as of July 20, 2017, between the Company and U.S. Bank National Association, relating to the Company’s 4.000% Senior Notes due 2022, including form thereof. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 21, 2017.)

4.7
Second Supplemental Indenture, dated as of June 23, 2020, between the Company and U.S. Bank National Association, relating to the Company’s 6.375% Senior Notes due 2050, including form thereof. (Incorporated by reference to the Company’s Registration Statement on Form 8-A filed on June 23, 2020.)

4.8
Indenture, dated as of February 3, 2015, between the Company (as successor to Select Income REIT) and U.S. Bank National Association. (Incorporated by reference to Select Income REIT’s Current Report on Form 8-K filed on February 3, 2015.)

4.9
First Supplemental Indenture, dated as of February 3, 2015, between the Company (as successor to Select Income REIT) and U.S. Bank National Association, including the forms of 4.15% Senior Notes due 2022 and 4.50% Senior Notes due 2025. (Incorporated by reference to Select Income REIT’s Current Report on Form 8-K filed on February 3, 2015.)

4.10
Second Supplemental Indenture, dated as of May 15, 2017, between the Company (as successor to Select Income REIT) and U.S. Bank National Association, including the form of 4.250% Senior Notes due 2024. (Incorporated by reference to Select Income REIT’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed by Select Income REIT on July 25, 2017.)

4.11
Third Supplemental Indenture, dated as of December 31, 2018, among Select Income REIT, the Company and U.S. Bank National Association. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 31, 2018.)

4.12
Registration Rights and Lock-Up Agreement, dated as of June 5, 2015, among the Company, ABP Trust (f/k/a Reit Management & Research Trust) and Adam D. Portnoy. (Incorporated by reference to the Company’s Current Report on Form 8‑K filed on June 8, 2015.)

10.1	Amended and Restated Office Properties Income Trust 2009 Incentive Share Award Plan. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 28, 2020.)

10.2	Summary of Trustee Compensation. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 28, 2020.)

31.1	Rule 13a-14(a) Certification. (Filed herewith.)

31.2	Rule 13a-14(a) Certification. (Filed herewith.)

32.1	Section 1350 Certification. (Furnished herewith.)

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document. (Filed herewith.)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (Filed herewith.)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (Filed herewith.)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (Filed herewith.)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (Filed herewith.)
104	Cover Page Interactive Data File. (Formatted as Inline XBRL and contained in Exhibit 101.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OFFICE PROPERTIES INCOME TRUST

By:	/s/ David M. Blackman
David M. Blackman
President and Chief Executive Officer
Dated: July 30, 2020

By:	/s/ Matthew C. Brown
Matthew C. Brown
Chief Financial Officer and Treasurer
(principal financial officer and principal accounting officer)
Dated: July 30, 2020