Form 10-Q
period 2020-09-30
OFFICE PROPERTIES INCOME TRUST
filed 2020-10-30
CIK 1456772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Number of registrant’s common shares of beneficial interest, $.01 par value per share, outstanding as of October 29, 2020: 48,318,366

OFFICE PROPERTIES INCOME TRUST

FORM 10-Q

September 30, 2020

References in this Quarterly Report on Form 10-Q to “the Company”, “OPI”, “we”, “us” or “our” include Office Properties Income Trust and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

PART I.    Financial Information
Item 1.    Financial Statements
OFFICE PROPERTIES INCOME TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)
(unaudited)

	September 30,	December 31,
	2020	2019
ASSETS
Real estate properties:
Land	$840,931	$840,550
Buildings and improvements	2,685,988	2,652,681
Total real estate properties, gross	3,526,919	3,493,231
Accumulated depreciation	(436,346)	(387,656)
Total real estate properties, net	3,090,573	3,105,575
Assets of properties held for sale	20,716	70,877
Investments in unconsolidated joint ventures	38,533	39,756
Acquired real estate leases, net	604,233	732,382
Cash and cash equivalents	45,035	93,744
Restricted cash	12,604	6,952
Rents receivable	100,363	83,556
Deferred leasing costs, net	44,485	40,107
Other assets, net	16,503	20,187
Total assets	$3,973,045	$4,193,136

LIABILITIES AND SHAREHOLDERS’ EQUITY
Unsecured revolving credit facility	$—	$—
Senior unsecured notes, net	2,031,197	2,017,379
Mortgage notes payable, net	170,244	309,946
Liabilities of properties held for sale	331	14,693
Accounts payable and other liabilities	116,047	125,048
Due to related persons	7,349	7,141
Assumed real estate lease obligations, net	11,205	13,175
Total liabilities	2,336,373	2,487,382

Commitments and contingencies

Shareholders’ equity:
Common shares of beneficial interest, $0.01 par value: 200,000,000 shares authorized, 48,318,366 and 48,201,941 shares issued and outstanding, respectively	483	482
Additional paid in capital	2,614,346	2,612,425
Cumulative net income	185,559	177,217
Cumulative other comprehensive loss	—	(200)
Cumulative common distributions	(1,163,716)	(1,084,170)
Total shareholders’ equity	1,636,672	1,705,754
Total liabilities and shareholders’ equity	$3,973,045	$4,193,136

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OFFICE PROPERTIES INCOME TRUST
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(amounts in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Rental income	$145,806	$167,411	$441,294	$518,220

Expenses:
Real estate taxes	16,113	18,824	48,701	55,363
Utility expenses	7,564	9,518	19,777	26,369
Other operating expenses	26,366	30,376	78,033	90,204
Depreciation and amortization	62,227	74,939	189,340	226,373
Loss on impairment of real estate	2,954	8,521	2,954	14,105
Acquisition and transaction related costs	—	—	—	682
General and administrative	7,059	7,990	21,372	25,457
Total expenses	122,283	150,168	360,177	438,553

Gain on sale of real estate	—	11,463	10,822	33,538
Dividend income	—	—	—	1,960
Loss on equity securities, net	—	—	—	(44,007)
Interest and other income	2	358	738	847
Interest expense (including net amortization of debt premiums, discounts and issuance costs of $2,477, $2,560, $7,162 and $8,264, respectively)	(27,097)	(32,367)	(79,461)	(104,848)
Loss on early extinguishment of debt	—	(284)	(3,839)	(769)
Income (loss) before income tax (expense) benefit and equity in net losses of investees	(3,572)	(3,587)	9,377	(33,612)
Income tax (expense) benefit	54	(156)	(220)	(509)
Equity in net losses of investees	(279)	(196)	(815)	(573)
Net income (loss)	(3,797)	(3,939)	8,342	(34,694)
Other comprehensive income (loss):
Unrealized gain (loss) on financial instrument	85	80	200	(287)
Equity in unrealized gain (loss) of investees	—	(46)	—	91
Other comprehensive income (loss)	85	34	200	(196)
Comprehensive income (loss)	$(3,712)	$(3,905)	$8,542	$(34,890)

Weighted average common shares outstanding (basic and diluted)	48,132	48,073	48,111	48,051

Per common share amounts (basic and diluted):
Net income (loss)	$(0.08)	$(0.08)	$0.17	$(0.72)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OFFICE PROPERTIES INCOME TRUST
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(dollars in thousands)
(unaudited)

	Number of Shares	Common Shares	Additional Paid In Capital	Cumulative Net Income	Cumulative Other Comprehensive Loss	Cumulative Common Distributions	Total Shareholders’ Equity
Balance at December 31, 2019	48,201,941	$482	$2,612,425	$177,217	$(200)	$(1,084,170)	$1,705,754
Share grants	—	—	379	—	—	—	379
Share repurchases	(1,012)	—	(27)	—	—	—	(27)
Net current period other comprehensive loss	—	—	—	—	(61)	—	(61)
Net income	—	—	—	10,840	—	—	10,840
Distributions to common shareholders	—	—	—	—	—	(26,511)	(26,511)
Balance at March 31, 2020	48,200,929	482	2,612,777	188,057	(261)	(1,110,681)	1,690,374
Share grants	28,000	—	1,121	—	—	—	1,121
Share repurchases	(1,129)	—	(30)	—	—	—	(30)
Net current period other comprehensive income	—	—	—	—	176	—	176
Net income	—	—	—	1,299	—	—	1,299
Distributions to common shareholders	—	—	—	—	—	(26,510)	(26,510)
Balance at June 30, 2020	48,227,800	482	2,613,868	189,356	(85)	(1,137,191)	1,666,430
Share grants	108,600	1	864	—	—	—	865
Share forfeitures and repurchases	(18,034)	—	(386)	—	—	—	(386)
Amount reclassified from cumulative other comprehensive loss to net loss	—	—	—	—	85	—	85
Net loss	—	—	—	(3,797)	—	—	(3,797)
Distributions to common shareholders	—	—	—	—	—	(26,525)	(26,525)
Balance at September 30, 2020	48,318,366	$483	$2,614,346	$185,559	$—	$(1,163,716)	$1,636,672

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OFFICE PROPERTIES INCOME TRUST
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(dollars in thousands)
(unaudited)

	Number of Shares	Common Shares	Additional Paid In Capital	Cumulative Net Income	Cumulative Other Comprehensive Income (Loss)	Cumulative Common Distributions	Total Shareholders’ Equity
Balance at December 31, 2018	48,082,903	$481	$2,609,801	$146,882	$106	$(978,302)	$1,778,968
Share grants	9,000	—	865	—	—	—	865
Amount reclassified from cumulative other comprehensive income to net income	—	—	—	—	(371)	—	(371)
Net current period other comprehensive loss	—	—	—	—	(32)	—	(32)
Net income	—	—	—	34,019	—	—	34,019
Distributions to common shareholders	—	—	—	—	—	(26,445)	(26,445)
Balance at March 31, 2019	48,091,903	481	2,610,666	180,901	(297)	(1,004,747)	1,787,004
Share grants	24,000	—	971	—	—	—	971
Share forfeitures and repurchases	(2,459)	—	(67)	—	—	—	(67)
Net current period other comprehensive loss	—	—	—	—	(198)	—	(198)
Net loss	—	—	—	(64,774)	—	—	(64,774)
Distributions to common shareholders	—	—	—	—	—	(26,450)	(26,450)
Balance at June 30, 2019	48,113,444	481	2,611,570	116,127	(495)	(1,031,197)	1,696,486
Share grants	103,100	1	888	—	—	—	889
Share repurchases	(13,212)	—	(396)	—	—	—	(396)
Net current period other comprehensive income	—	—	—	—	34	—	34
Net loss	—	—	—	(3,939)	—	—	(3,939)
Distributions to common shareholders	—	—	—	—	—	(26,461)	(26,461)
Balance at September 30, 2019	48,203,332	$482	$2,612,062	$112,188	$(461)	$(1,057,658)	$1,666,613

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OFFICE PROPERTIES INCOME TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Nine Months Ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$8,342	$(34,694)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	62,570	68,095
Net amortization of debt premiums, discounts and issuance costs	7,162	8,264
Amortization of acquired real estate leases	126,409	157,108
Amortization of deferred leasing costs	5,208	4,329
Gain on sale of real estate	(10,822)	(33,538)
Loss on impairment of real estate	2,954	14,105
Loss on early extinguishment of debt	2,701	769
Straight line rental income	(12,963)	(19,365)
Other non-cash expenses, net	1,542	1,907
Loss on equity securities, net	—	44,007
Equity in net losses of investees	815	573
Change in assets and liabilities:
Rents receivable	(4,853)	17,185
Deferred leasing costs	(10,722)	(22,759)
Other assets	(860)	(32)
Accounts payable and other liabilities	(11,593)	(30,603)
Due to related persons	208	(27,213)
Net cash provided by operating activities	166,098	148,138

CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate acquisitions	(11,864)	—
Real estate improvements	(55,135)	(39,010)
Distributions in excess of earnings from unconsolidated joint ventures	408	1,973
Distributions in excess of earnings from Affiliates Insurance Company	287	—
Proceeds from sale of properties, net	81,528	572,131
Proceeds from repayment of mortgage note receivable	2,880	—
Proceeds from sale of RMR Inc. common shares, net	—	104,674
Net cash provided by investing activities	18,104	639,768

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of mortgage notes payable	(154,734)	(11,001)
Repayment of unsecured term loans	—	(388,000)
Repayment of senior unsecured notes	(400,000)	(350,000)
Proceeds from issuance of senior unsecured notes, net	408,932	—
Borrowings on unsecured revolving credit facility	561,467	420,000
Repayments on unsecured revolving credit facility	(561,467)	(385,000)
Payment of debt issuance costs	(1,477)	—
Repurchase of common shares	(434)	(459)
Distributions to common shareholders	(79,546)	(79,356)
Net cash used in financing activities	(227,259)	(793,816)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OFFICE PROPERTIES INCOME TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(dollars in thousands)
(unaudited)

	Nine Months Ended September 30,
	2020	2019
Decrease in cash, cash equivalents and restricted cash	$(43,057)	$(5,910)
Cash, cash equivalents and restricted cash at beginning of period	100,696	38,943
Cash, cash equivalents and restricted cash at end of period	$57,639	$33,033

	Nine Months Ended September 30,
	2020	2019
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$83,116	$114,226
Income taxes paid	$1,097	$491

SUPPLEMENTAL DISCLOSURE OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows:

	As of September 30,
	2020	2019
Cash and cash equivalents	$45,035	$29,002
Restricted cash (1)	12,604	4,031
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$57,639	$33,033
(1)Restricted cash consists of amounts escrowed for future real estate taxes, insurance, leasing costs, capital expenditures and debt service, as required by certain of our mortgage debts.
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
Note 3. Per Common Share Amounts
We calculate basic earnings per common share by dividing net income (loss) by the weighted average number of our common shares outstanding during the period. We calculate diluted earnings per share using the more dilutive of the two class method or the treasury stock method. Unvested share awards and other potentially dilutive common shares, together with the related impact on earnings, are considered when calculating diluted earnings per share. For the three and nine months ended September 30, 2020 and 2019, certain unvested common shares were not included in the calculation of diluted earnings per share because to do so would have been antidilutive.
Note 4. Real Estate Properties
As of September 30, 2020, our wholly owned properties were comprised of 184 properties with approximately 24,909,000 rentable square feet, with an aggregate undepreciated carrying value of $3,544,937, including $18,018 classified as held for sale, and we had noncontrolling ownership interests in three properties totaling approximately 444,000 rentable square feet through two unconsolidated joint ventures in which we own 51% and 50% interests. We generally lease space at our properties on a gross lease, modified gross lease or net lease basis pursuant to fixed term contracts expiring between 2020 and 2040. Some of our leases generally require us to pay all or some property operating expenses and to provide all or most property management services. During the three months ended September 30, 2020, we entered into 17 leases for approximately 595,000 rentable square feet for a weighted (by rentable square feet) average lease term of 10.6 years and we made commitments for approximately $6,238 of leasing related costs. During the nine months ended September 30, 2020, we entered into 60 leases for approximately 1,826,000 rentable square feet for a weighted (by rentable square feet) average lease term of 7.1 years and we made commitments for approximately $35,697 of leasing related costs.
As of September 30, 2020, we have estimated unspent leasing related obligations of $61,307.
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
In August 2020, we terminated a previously disclosed agreement to acquire an office property in Denver, CO for a purchase price of $38,100.
In October 2020, we entered into an agreement to acquire three properties containing approximately 194,000 square feet adjacent to properties we own in an office park in Brookhaven, GA for $15,250, excluding acquisition related costs.
Disposition Activities
During the nine months ended September 30, 2020, we sold six properties with a combined 734,784 rentable square feet for an aggregate sales price of $85,363, excluding closing costs and including the repayment of one mortgage note with an outstanding principal balance of $13,095, an annual interest rate of 5.9% and a maturity date in August 2021.
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
(1)Gross sales price is equal to the gross contract price, includes purchase price adjustments, if any, and excludes closing costs.
As of September 30, 2020, we had four properties with an aggregate undepreciated carrying value of $18,018 under agreement to sell for a sales price of $25,100, excluding closing costs. These properties were classified as held for sale in our condensed consolidated balance sheet as of September 30, 2020. We recorded a $2,954 loss on impairment of real estate during the three months ended September 30, 2020 to adjust the carrying value of these properties to their estimated fair value less costs to sell. The operating results of these properties are included in continuing operations in our condensed consolidated statements of comprehensive income (loss). The sale of these properties was completed in October 2020.

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)
(unaudited)
Unconsolidated Joint Ventures
We own interests in two joint ventures that own three properties. We account for these investments under the equity method of accounting. As of September 30, 2020 and December 31, 2019, our investments in unconsolidated joint ventures consisted of the following:

		OPI Carrying Value of Investments at
Joint Venture	OPI Ownership	September 30, 2020	December 31, 2019	Number of Properties	Location	Rentable Square Feet
Prosperity Metro Plaza	51%	$22,080	$22,483	2	Fairfax, VA	328,655
1750 H Street, NW	50%	16,453	17,273	1	Washington, D.C.	115,411
Total		$38,533	$39,756	3		444,066
The following table provides a summary of the mortgage debt of our two unconsolidated joint ventures:

Joint Venture	Interest Rate (1)	Maturity Date	Principal Balance at September 30, 2020 and December 31, 2019 (2)
Prosperity Metro Plaza	4.09%	12/1/2029	$50,000
1750 H Street, NW	3.69%	8/1/2024	32,000
Weighted Average / Total	3.93%		$82,000
(1)Includes the effect of mark to market purchase accounting.
(2)Reflects the entire balance of the debt secured by the properties and is not adjusted to reflect the interests in the joint ventures we do not own. None of the debt is recourse to us.
At September 30, 2020, the aggregate unamortized basis difference of our two unconsolidated joint ventures of $7,584 is primarily attributable to the difference between the amount we paid to purchase our interest in these joint ventures, including transaction costs, and the historical carrying value of the net assets of these joint ventures. This difference is being amortized over the remaining useful life of the related properties and the resulting amortization expense is included in equity in net losses of investees in our condensed consolidated statements of comprehensive income (loss).
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
We increased rental income to record revenue on a straight line basis by $3,912 and $6,904 for the three months ended September 30, 2020 and 2019, respectively, and $12,963 and $19,365 for the nine months ended September 30, 2020 and 2019, respectively. Rents receivable, excluding properties classified as held for sale, include $66,499 and $54,837 of straight line rent receivables at September 30, 2020 and December 31, 2019, respectively.
We do not include in our measurement of our lease receivables certain variable payments, including payments determined by changes in the index or market-based indices after the inception of the lease, certain tenant reimbursements and other income until the specific events that trigger the variable payments have occurred. Such payments totaled $18,606 and $56,654 for the three and nine months ended September 30, 2020, respectively, of which tenant reimbursements totaled $17,495 and $53,346, respectively. For the three and nine months ended September 30, 2019, such payments totaled $23,092 and $69,182, respectively, of which tenant reimbursements totaled $21,914 and $65,577, respectively.

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)
(unaudited)
As a result of the COVID-19 pandemic, some of our tenants have requested rent assistance. As of October 27, 2020, we have granted temporary rent assistance totaling $2,550 to 19 of our tenants who represent approximately 3.6% of our annualized rental income, as defined below, as of September 30, 2020, pursuant to deferred payment plans. These tenants are obligated to pay, in most cases, the deferred rent over a 12-month period, certain of which commenced in September 2020. We have elected to use the FASB relief package regarding the application of lease accounting guidance to lease concessions provided as a result of the COVID-19 pandemic. The FASB relief package provides entities with the option to account for lease concessions resulting from the COVID-19 pandemic outside of the existing lease modification guidance if the resulting cash flows from the modified lease are substantially the same as or less than the original lease. Because the deferred rent amounts referenced above will be repaid, the cash flows from the respective leases are substantially the same as before the rent deferrals. The deferred amounts did not impact our operating results for the three and nine months ended September 30, 2020. As of September 30, 2020, deferred payments totaling $2,096 are included in rents receivable in our condensed consolidated balance sheet.
Right of Use Asset and Lease Liability. For leases where we are the lessee, we are required to record a right of use asset and lease liability for all leases with an initial term greater than 12 months. As of September 30, 2020, we had one lease that met these criteria where we are the lessee, which expires on January 31, 2021. We sublease a portion of the space, which sublease expires on January 31, 2021. The values of the right of use asset and related liability representing our future obligation under the lease arrangement for which we are the lessee were $670 and $689, respectively, as of September 30, 2020, and $2,149 and $2,179, respectively, as of December 31, 2019. The right of use asset and related lease liability are included within other assets, net and accounts payable and other liabilities, respectively, within our condensed consolidated balance sheets. Rent expense incurred under the lease, net of sublease revenue, was $409 and $411 for the three months ended September 30, 2020 and 2019, respectively, and $1,301 and $1,226 for the nine months ended September 30, 2020 and 2019, respectively.
Note 6. Concentration
Tenant Concentration
We define annualized rental income as the annualized contractual base rents from our tenants pursuant to our lease agreements as of the measurement date, plus straight line rent adjustments and estimated recurring expense reimbursements to be paid to us, and excluding lease value amortization. As of September 30, 2020, the U.S. Government, 11 state governments and two other government tenants combined were responsible for approximately 35.6% of our annualized rental income. As of September 30, 2019, the U.S. Government, 13 state governments and three other government tenants combined were responsible for approximately 36.3% of our annualized rental income. The U.S. Government is our largest tenant by annualized rental income and was responsible for approximately 25.2% and 25.8% of our annualized rental income as of September 30, 2020 and 2019, respectively.
Geographic Concentration
At September 30, 2020, our 184 wholly owned properties were located in 34 states and the District of Columbia. Properties located in Virginia, California, the District of Columbia, Texas and Maryland were responsible for 15.2%, 12.1%, 10.9%, 8.3% and 6.6% of our annualized rental income as of September 30, 2020, respectively.
Note 7. Indebtedness
Our principal debt obligations at September 30, 2020 were: (1) $2,072,000 aggregate outstanding principal amount of senior unsecured notes; and (2) $171,475 aggregate outstanding principal amount of mortgage notes.
Our $750,000 revolving credit facility is governed by a credit agreement, or our credit agreement, with a syndicate of institutional lenders that includes a feature under which the maximum aggregate borrowing availability may be increased to up to $1,950,000 in certain circumstances.
Our $750,000 revolving credit facility is available for general business purposes, including acquisitions. The maturity date of our revolving credit facility is January 31, 2023 and, subject to our payment of an extension fee and meeting certain other conditions, we have the option to extend the stated maturity date of our revolving credit facility by two additional six month periods. We can borrow, repay and reborrow funds available under our revolving credit facility until maturity and no principal repayment is due until maturity. We are required to pay interest at a rate of LIBOR plus a premium, which was 110 basis points per annum at September 30, 2020, on the amount outstanding under our revolving credit facility. We also pay a facility fee on

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)
(unaudited)
the total amount of lending commitments under our revolving credit facility, which was 25 basis points per annum at September 30, 2020. Both the interest rate premium and facility fee are subject to adjustment based upon changes to our credit ratings. As of September 30, 2020 and December 31, 2019, the annual interest rate payable on borrowings under our revolving credit facility was 1.2% and 2.7%, respectively. The weighted average annual interest rate for borrowings under our revolving credit facility was 1.2% and 3.3% for the three months ended September 30, 2020 and 2019, respectively, and 2.0% and 3.4% for the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020 and October 29, 2020, we had no amounts outstanding under our revolving credit facility and $750,000 available for borrowing.
Our credit agreement and senior unsecured notes indentures and their supplements provide for acceleration of payment of all amounts due thereunder upon the occurrence and continuation of certain events of default, such as, in the case of our credit agreement, a change of control of us, which includes The RMR Group LLC, or RMR LLC, ceasing to act as our business and property manager. Our credit agreement and senior unsecured notes indentures and their supplements also contain covenants, including covenants that restrict our ability to incur debts, require us to comply with certain financial covenants and, in the case of our credit agreement, restrict our ability to make distributions under certain circumstances. We believe we were in compliance with the terms and conditions of the respective covenants under our credit agreement and senior unsecured notes indentures and their supplements at September 30, 2020.
In January 2020, we redeemed, at par plus accrued interest, all $400,000 of our 3.60% senior unsecured notes due 2020. As a result of the redemption of our 3.60% senior unsecured notes due 2020, we recognized a loss on early extinguishment of debt of $61 during the nine months ended September 30, 2020, to write off unamortized discounts.
In March 2020, in connection with the sale of one property, we prepaid, at a premium plus accrued interest, a mortgage note secured by that property with an outstanding principal balance of $13,095, an annual interest rate of 5.9% and a maturity date in August 2021, which was classified in liabilities of properties held for sale in our condensed consolidated balance sheet as of December 31, 2019. As a result of the prepayment of this mortgage note, we recognized a loss on early extinguishment of debt of $508 during the nine months ended September 30, 2020, from a prepayment penalty and the write off of unamortized debt issuance costs.
In March 2020, we prepaid, at a premium plus accrued interest, a mortgage note secured by one property with an outstanding principal balance of $66,780, an annual interest rate of 4.0% and a maturity date in September 2030. As a result of the prepayment of this mortgage note, we recognized a loss on early extinguishment of debt of $2,713 during the nine months ended September 30, 2020, from a prepayment penalty and the write off of unamortized discounts.
In April 2020, we prepaid, at par plus accrued interest, a mortgage note secured by one property with an outstanding principal balance of $32,677, an annual interest rate of 5.7% and a maturity date in July 2020. As a result of the prepayment of this mortgage note, we recognized a gain on early extinguishment of debt of $163 during the nine months ended September 30, 2020, from the write off of unamortized premiums.
In June 2020, we issued $150,000 of our 6.375% senior unsecured notes due 2050 in an underwritten public offering. In connection with this offering, we granted the underwriters a 30 day option to purchase up to an additional $22,500 aggregate principal amount of these notes. In July 2020, the underwriters partially exercised this option to purchase an additional $12,000 of these notes. The aggregate net proceeds from this offering were $156,186, after underwriters’ discounts and offering expenses. These notes require quarterly payments of interest only through maturity and may be repaid at par (plus accrued and unpaid interest) on or after June 23, 2025.
In August 2020, we repaid at maturity, at par plus accrued interest, a mortgage note secured by one property with an outstanding principal balance of $39,635 and an annual interest rate of 2.2%.
In September 2020, we issued $250,000 of our 4.50% senior unsecured notes due 2025 in an underwritten public offering. These notes are a further issuance of our existing $400,000 of senior unsecured notes due 2025 that were initially issued by Select Income REIT, or SIR, in February 2015, which we assumed in connection with our acquisition of SIR in a merger transaction on December 31, 2018. The public offering price of these notes was 101.414% of the principal amount, raising net proceeds of $251,269, after underwriters’ discounts and estimated offering expenses. These notes require semi-annual payments of interest only through maturity.

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)
(unaudited)
At September 30, 2020, seven of our properties with an aggregate net book value of $307,837 were encumbered by mortgage notes with an aggregate principal amount of $171,475. Our mortgage notes are non-recourse, subject to certain limited exceptions and do not contain any material financial covenants.
Note 8. Fair Value of Assets and Liabilities
The following table presents certain of our assets measured at fair value at September 30, 2020, categorized by the level of inputs, as defined in the fair value hierarchy under GAAP, used in the valuation of each asset:

		Fair Value at Reporting Date Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Non-recurring Fair Value Measurements Assets
Assets of properties held for sale(1)	$21,446	$—	$21,446	$—

(1)We recorded impairment charges of $2,954 to reduce the carrying value of four properties that are classified as held for sale in our condensed consolidated balance sheet to their estimated fair value, less costs to sell of $786, based upon a negotiated sale price with a third party buyer (a Level 2 input as defined in the fair value hierarchy under GAAP). See Note 4 for more information.
In addition to the assets described in the table above, our financial instruments include our cash and cash equivalents, restricted cash, rents receivable, accounts payable, a revolving credit facility, senior unsecured notes, mortgage notes payable, amounts due to related persons, other accrued expenses and security deposits. At September 30, 2020 and December 31, 2019, the fair values of our financial instruments approximated their carrying values in our condensed consolidated financial statements, due to their short term nature or floating interest rates, except as follows:

	As of September 30, 2020		As of December 31, 2019
Financial Instrument	Carrying Value (1)	Fair Value	Carrying Value (1)	Fair Value
Senior unsecured notes, 3.60% interest rate, due in 2020 (2)	$—	$—	$399,934	$400,048
Senior unsecured notes, 4.00% interest rate, due in 2022	298,348	304,746	297,657	306,096
Senior unsecured notes, 4.15% interest rate, due in 2022	298,589	303,359	297,795	307,221
Senior unsecured notes, 4.25% interest rate, due in 2024	341,729	352,331	340,018	364,602
Senior unsecured notes, 4.50% interest rate, due in 2025 (3)	635,114	659,029	381,055	419,578
Senior unsecured notes, 5.785% interest rate, due in 2046	301,178	310,124	300,920	322,028
Senior unsecured notes, 6.375% interest rate, due in 2050 (4)	156,239	165,758	—	—
Mortgage notes payable (5)	170,244	174,567	323,074	331,675
Total	$2,201,441	$2,269,914	$2,340,453	$2,451,248

(1)Includes unamortized debt premiums, discounts and issuance costs totaling $42,034 and $45,756 as of September 30, 2020 and December 31, 2019, respectively.
(2)These senior unsecured notes were redeemed in January 2020.
(3)An additional $250,000 of these senior unsecured notes were issued in September 2020.
(4)$150,000 of these senior unsecured notes were issued in June 2020. In July 2020, we issued an additional $12,000 of these senior unsecured notes in connection with the underwriters partial exercise of their option to purchase additional notes.
(5)Balance as of December 31, 2019 includes one mortgage note with a carrying value of $13,128 net of unamortized issuance costs totaling $38 which is classified in liabilities of properties held for sale in our condensed consolidated balance sheet. This mortgage note was secured by a property in Fairfax, VA that was sold in March 2020. The mortgage note was repaid at closing.
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
On September 17, 2020, we awarded under our equity compensation plan an aggregate of 108,600 of our common shares, valued at $23.04 per share, the closing price of our common shares on Nasdaq on that day, to our officers and certain other employees of RMR LLC.
Share Purchases
During the three and nine months ended September 30, 2020, we purchased an aggregate of 17,448 and 19,589 of our common shares, respectively, valued at weighted average share prices of $21.61 and $22.15 per share, respectively, from one of our Trustees, our officers and certain other current and former officers and employees of RMR LLC in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of our common shares.
Distributions
During the nine months ended September 30, 2020, we declared and paid regular quarterly distributions to common shareholders as follows:

Declaration Date	Record Date	Paid Date	Distributions Per Common Share	Total Distributions
January 16, 2020	January 27, 2020	February 20, 2020	$0.55	$26,511
April 2, 2020	April 13, 2020	May 21, 2020	0.55	26,510
July 16, 2020	July 27, 2020	August 20, 2020	0.55	26,525
			$1.65	$79,546
On October 15, 2020, we declared a regular quarterly distribution to common shareholders of record on October 26, 2020 of $0.55 per share, or approximately $26,600. We expect to pay this distribution on or about November 19, 2020.
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
Pursuant to our business management agreement with RMR LLC, we recognized net business management fees of $4,236 and $5,159 for the three months ended September 30, 2020 and 2019, respectively, and $13,237 and $16,203 for the nine months ended September 30, 2020 and 2019, respectively. Based on our common share total return, as defined in our business management agreement, as of September 30, 2020 and 2019, no estimated incentive fees are included in the net business management fees we recognized for the three or nine months ended September 30, 2020 or 2019. The actual amount of annual incentive fees for 2020, if any, will be based on our common share total return, as defined in our business management agreement, for the three year period ending December 31, 2020, and will be payable in 2021. We did not incur an incentive fee payable to RMR LLC for the year ended December 31, 2019. We include business management fees in general and administrative expenses in our condensed consolidated statements of comprehensive income (loss).
Pursuant to our property management agreement with RMR LLC, we recognized aggregate net property management and construction supervision fees of $5,189 and $5,622 for the three months ended September 30, 2020 and 2019, respectively, and $15,381 and $16,605 for the nine months ended September 30, 2020 and 2019, respectively. These amounts are included in other operating expenses or have been capitalized, as appropriate, in our condensed consolidated financial statements.
We are generally responsible for all of our operating expenses, including certain expenses incurred or arranged by RMR LLC on our behalf. We are generally not responsible for payment of RMR LLC’s employment, office or administrative

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)
(unaudited)
expenses incurred to provide management services to us, except for the applicable employment and related expenses of RMR LLC’s employees assigned to work exclusively or partly at our properties, our share of the wages, benefits and other related costs of RMR LLC’s centralized accounting personnel, our share of RMR LLC’s costs for providing our internal audit function and as otherwise agreed. Our property level operating expenses are generally incorporated into the rents charged to our tenants, including certain payroll and related costs incurred by RMR LLC. We reimbursed RMR LLC $6,437 and $6,850 for these expenses and costs for the three months ended September 30, 2020 and 2019, respectively, and $18,687 and $20,007 for these expenses and costs for the nine months ended September 30, 2020 and 2019, respectively. We included these amounts in other operating expenses and general and administrative expenses, as applicable, in our condensed consolidated statements of comprehensive income (loss).
Note 11. Related Person Transactions
We have relationships and historical and continuing transactions with RMR LLC, The RMR Group Inc., or RMR Inc., and others related to them, including other companies to which RMR LLC or its subsidiaries provide management services and some of which have trustees, directors or officers who are also our Trustees or officers. RMR LLC is a majority owned subsidiary of RMR Inc. The Chair of our Board of Trustees and one of our Managing Trustees, Adam Portnoy, is the sole trustee, an officer and the controlling shareholder of ABP Trust, which is the controlling shareholder of RMR Inc., a managing director, the president and chief executive officer of RMR Inc. and an officer and employee of RMR LLC. David Blackman, our other Managing Trustee and our President and Chief Executive Officer, also serves as an officer of RMR LLC. Mr. Blackman has announced his decision to retire and, therefore, resign as our President and Chief Executive Officer, effective December 31, 2020, and as our Managing Trustee, effective as of June 30, 2021 or such earlier date as his successor Managing Trustee is elected to our Board. In replacement of Mr. Blackman, Christopher J. Bilotto has been appointed as our President and Chief Operating Officer, effective January 1, 2021. Mr. Bilotto currently serves as our Vice President and Chief Operating Officer, and he is an officer and employee of RMR LLC. In addition, each of our other officers is also an officer and employee of RMR LLC. Some of our Independent Trustees also serve as independent trustees or independent directors of other public companies to which RMR LLC or its subsidiaries provide management services. Adam Portnoy serves as chair of the boards of trustees or boards of directors of several of these public companies and as a managing director or managing trustee of these public companies. Other officers of RMR LLC, including Mr. Blackman and certain of our other officers, serve as managing trustees, managing directors or officers of certain of these companies.
See Note 9 for further information relating to our awards of common shares to our officers and certain other employees of RMR LLC in September 2020 and our repurchases of common shares from one of our Trustees, our officers, and certain other current and former employees of RMR LLC in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of our common shares to them. We include amounts recognized as expense for awards of our common shares to our officers and to other RMR LLC employees in general and administrative expenses in our condensed consolidated statements of comprehensive income (loss).

Our Manager, RMR LLC. We have two agreements with RMR LLC to provide management services to us. For more information regarding our management agreements with RMR LLC, see Note 10.
Leases with RMR LLC. We lease office space to RMR LLC in certain of our properties for RMR LLC’s property management offices. Pursuant to our lease agreements with RMR LLC, we recognized rental income from RMR LLC for leased office space of $282 and $288 for the three months ended September 30, 2020 and 2019, respectively, and $836 and $854 for the nine months ended September 30, 2020 and 2019, respectively.
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
As of September 30, 2020 and December 31, 2019, our investment in AIC had a carrying value of $11 and $298, respectively. These amounts are included in other assets, net in our condensed consolidated balance sheets. In June 2020, we received an additional liquidating distribution of approximately $287 from AIC in connection with its dissolution. We did not recognize any income related to our investment in AIC for the three or nine months ended September 30, 2020, respectively, and we recognized income of $83 and $617 for the three and nine months ended September 30, 2019, respectively. These

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)
(unaudited)
amounts are included in equity in net losses of investees in our condensed consolidated statements of comprehensive income (loss). Our other comprehensive loss for the 2019 period includes our proportionate part of unrealized gains (losses) on fixed income securities, which were owned by AIC, related to our investment in AIC.
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
OVERVIEW (dollars in thousands, except per share and per square foot data)
We are a real estate investment trust, or REIT, organized under Maryland law. As of September 30, 2020, our wholly owned properties were comprised of 184 properties and we had noncontrolling ownership interests in three properties totaling approximately 444,000 rentable square feet through two unconsolidated joint ventures in which we own 51% and 50% interests. As of September 30, 2020, our properties are located in 34 states and the District of Columbia and contain approximately 24,909,000 rentable square feet. As of September 30, 2020, our properties were leased to 357 different tenants with a weighted average remaining lease term (based on annualized rental income) of approximately 5.2 years. The U.S. Government is our largest tenant, representing approximately 25.2% of our annualized rental income as of September 30, 2020. The term annualized rental income as used herein is defined as the annualized contractual base rents from our tenants pursuant to our lease agreements as of September 30, 2020, plus straight line rent adjustments and estimated recurring expense reimbursements to be paid to us, and excluding lease value amortization.
COVID-19 Pandemic
In March 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic and, in response to the outbreak, the U.S. Health and Human Services Secretary declared a public health emergency in the United States and many states and municipalities declared public health emergencies. The virus that causes COVID-19 has continued to spread throughout the United States and the world. Various governmental responses attempting to contain and mitigate the spread of the virus have negatively impacted, and continue to negatively impact, the global economy, including the U.S. economy. As a result, most market observers believe the global economy and the U.S. economy are in a recession. States and municipalities across the United States have generally allowed most businesses to re-open and have generally eased certain restrictions they had previously implemented in response to the COVID-19 pandemic, often in stages that are phased in over time, although some states and municipalities have imposed or re-imposed certain restrictions in response to increases in COVID-19 infections experienced since then. Recently, economic data have indicated that the U.S. economy has improved since the lowest periods experienced in March and April 2020, although the U.S. gross domestic product remains below pre-pandemic levels. It is unclear whether the increases in the number of COVID-19 infections will continue or amplify in the United States or elsewhere and, if so, what the impact of that would be on human health and safety, the economy, our tenants or our business.
Our business is focused on leasing office space to primarily single tenants and those with high credit quality characteristics such as government entities. Although, to date, the COVID-19 pandemic has not had a significant impact on our business, we have received requests from some of our tenants for rent assistance. As of October 27, 2020, we have granted temporary rent assistance totaling $2,550 to 19 tenants who represent approximately 3.6% of our annualized rental income as of September 30, 2020. As of September 30, 2020, deferred payments totaling $2,096 were included in rents receivable in our condensed consolidated balance sheet. This assistance generally entails a deferral of, in most cases, one month of rent pursuant to deferred payment plans which require the deferred rent amounts be payable over a 12-month period, certain of which commenced in September 2020. For the quarter ended September 30, 2020, we collected approximately 99% of contractual rent obligations before and after giving effect to such rent deferrals.
We are continuing to closely monitor the impact of the COVID-19 pandemic on all aspects of our business, including:
•our tenants and their ability to withstand the current economic conditions and continue to pay us rent;
•our operations, liquidity and capital needs and resources;
•conducting financial modeling and sensitivity analyses;
•actively communicating with our tenants and other key constituents and stakeholders in order to help assess market conditions, opportunities, best practices and mitigate risks and potential adverse impacts;
•monitoring applicable states and municipalities to which we lease property and their responses to the COVID-19 pandemic and economic slowdown, including budgetary impacts; and
•monitoring, with the assistance of counsel and other specialists, possible government relief funding sources and other programs that may be available to us or our tenants to enable us and them to operate through the current economic conditions and enhance our tenants’ ability to pay us rent.

We believe that our current financial resources, the characteristics of our portfolio, including the diversity of our tenant base, both geographically and by industry, and the financial strength and resources of our tenants, will enable us to withstand the COVID-19 pandemic and perhaps present opportunities for us to strategically deploy our capital. As of October 29, 2020, we had:
•$750,000 of availability under our revolving credit facility;
•no significant debt maturities until 2022; and
•64.7% of our annualized rental income, as of September 30, 2020, derived from investment grade tenants (as described below).
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
With respect to our properties, RMR LLC has implemented enhanced cleaning protocols and has taken measures to reduce the possibility of persons gathering in groups and in close proximity to each other, for the purpose of mitigating the potential for spreading of COVID-19 infections. Included among these protocols and measures are the following:
•focusing on sanitizing high touch points in common areas and restrooms;
•shutting down certain building amenities; and
•prudently managing the execution or deferment of tenant work orders to limit RMR LLC staff and tenant interactions at our properties.
All RMR LLC property management and engineering personnel have been trained on COVID-19 precaution procedures. As states and local communities across the country moved to stay at home orders, RMR LLC worked to reduce and optimize our operating costs at our properties by:
•deferring non-emergency work;
•implementing energy reduction protocols for lighting and HVAC systems;
•reducing non-essential building services and staff; and
•reducing the frequency of trash removal.
RMR LLC’s property management teams have also established business continuity plans to ensure operational stability at our properties. As stay at home orders have been lifted or loosened across the United States, RMR LLC has implemented additional procedures at our properties based on recommended guidelines from the U.S. Centers for Disease Control and Prevention and other regulatory agencies. For example:
•installing signage throughout our properties with social distancing reminders;
•making changes to certain building HVAC systems and equipment, including adjusting outdoor air control programs to increase the amount of outside air delivered to interior spaces and to adjust control sequences to maintain space relative humidity in order to help minimize the concentration of the virus;
•flushing domestic water systems to prepare for re-occupancy;
•performing service calls and preventative maintenance after business hours to limit social interactions;
•requiring vendors to follow best practices under COVID-19 pandemic conditions, including providing RMR LLC with documented preventative measures for the vendors’ employees and requiring vendors’ staff to wear appropriate personal protective equipment when working at our properties; and

•altering cleaning schedules to perform vacuuming at times intended to reduce the potential airborne spread of the virus.
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
There are extensive uncertainties surrounding the COVID-19 pandemic. These uncertainties include among others:
•the duration and severity of the negative economic impact;
•the strength and sustainability of any economic recovery;
•the timing and process for how federal, state and local governments and other market participants may oversee and conduct the return of economic activity when the COVID-19 pandemic abates, such as what continuing restrictions and protective measures may remain in place or be added and what restrictions and protective measures may be lifted or reduced in order to foster a return of increased economic activity in the United States; and
•the responses of governments, businesses and the general public to any increased level or rates of COVID-19 infections.
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
As of September 30, 2020, 91.2% of our rentable square feet was leased, compared to 93.3% of our rentable square feet as of September 30, 2019. Occupancy data for our properties as of September 30, 2020 and 2019 was as follows (square feet in thousands):

	All Properties (1)		Comparable Properties (2)
	September 30,		September 30,
	2020	2019	2020	2019
Total properties (3)	184	200	178	178
Total rentable square feet (4)	24,909	27,290	24,451	24,541
Percent leased (5)	91.2%	93.3%	92.3%	93.5%

(1)Based on properties we owned on September 30, 2020 and 2019, respectively.
(2)Based on properties we owned continuously since January 1, 2019; excludes properties classified as held for sale and properties undergoing significant redevelopment, if any, and three properties owned by two unconsolidated joint ventures in which we own 51% and 50% interests.
(3)Includes one leasable land parcel.
(4)Subject to changes when space is remeasured or reconfigured for tenants.
(5)Percent leased includes (i) space being fitted out for tenant occupancy pursuant to our lease agreements, if any, and (ii) space which is leased, but is not occupied or is being offered for sublease by tenants, if any, as of the measurement date.

The average effective rental rate per square foot for our properties for the three and nine months ended September 30, 2020 and 2019 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Average effective rental rate per square foot (1):
All properties (2)	$25.85	$26.49	$25.89	$27.21
Comparable properties (3)	$25.86	$26.20	$25.94	$26.06

(1)Average effective rental rate per square foot represents annualized total rental income during the period specified divided by the average rentable square feet leased during the period specified.
(2)Based on properties we owned on September 30, 2020 and 2019, respectively.
(3)Based on properties we owned continuously since July 1, 2019 and January 1, 2019, respectively; excludes properties classified as held for sale and properties undergoing significant redevelopment, if any, and three properties owned by two unconsolidated joint ventures in which we own 51% and 50% interests.
During the three and nine months ended September 30, 2020, changes in rentable square feet leased and available for lease at our properties were as follows (square feet in thousands):

	Three Months Ended September 30, 2020			Nine Months Ended September 30, 2020
	Leased	Available for Lease	Total	Leased	Available for Lease	Total
Beginning of period	22,839	2,070	24,909	23,761	1,965	25,726
Changes resulting from:
Acquisition of properties	—	—	—	—	13	13
Disposition of properties	—	—	—	(693)	(42)	(735)
Lease expirations	(715)	715	—	(2,173)	2,173	—
Lease renewals (1)	577	(577)	—	1,649	(1,649)	—
New leases (1)	18	(18)	—	177	(177)	—
Remeasurements (2)	1	(1)	—	(1)	(94)	(95)
End of period	22,720	2,189	24,909	22,720	2,189	24,909

(1)Based on leases entered during the three and nine months ended September 30, 2020.
(2)Rentable square feet are subject to changes when space is remeasured or reconfigured for tenants.
Leases at our properties totaling approximately 715,000 and 2,173,000 rentable square feet expired during the three and nine months ended September 30, 2020, respectively. During the three and nine months ended September 30, 2020, we entered leases totaling approximately 595,000 and 1,826,000 rentable square feet, respectively, including lease renewals of approximately 577,000 and 1,649,000 rentable square feet, respectively, and new leases of approximately 18,000 and 177,000 rentable square feet, respectively. The weighted (by rentable square feet) average rents were 31.0% and 8.0%, respectively, above prior rents for the same space and the weighted (by rentable square feet) average lease term for new and renewal leases entered during the three and nine months ended September 30, 2020 was 10.6 years and 7.1 years, respectively.

During the three and nine months ended September 30, 2020, commitments made for expenditures, such as tenant improvements and leasing costs, in connection with leasing space at our properties were as follows (square feet in thousands):

	Three Months Ended September 30, 2020
	New Leases	Renewals	Total
Rentable square feet leased	18	577	595
Tenant leasing costs and concession commitments (1)	$193	$6,045	$6,238
Tenant leasing costs and concession commitments per rentable square foot (1)	$10.95	$10.48	$10.49
Weighted (by square feet) average lease term (years)	4.0	10.8	10.6
Total leasing costs and concession commitments per rentable square foot per year (1)	$2.77	$0.97	$0.99

	Nine Months Ended September 30, 2020
	New Leases	Renewals	Total
Rentable square feet leased	177	1,649	1,826
Tenant leasing costs and concession commitments (1)	$14,511	$21,186	$35,697
Tenant leasing costs and concession commitments per rentable square foot (1)	$82.21	$12.85	$19.56
Weighted (by square feet) average lease term (years)	11.0	6.7	7.1
Total leasing costs and concession commitments per rentable square foot per year (1)	$7.47	$1.91	$2.74
(1)Includes commitments made for leasing expenditures and concessions, such as tenant improvements, leasing commissions, tenant reimbursements and free rent.
During the three and nine months ended September 30, 2020, changes in effective rental rates per square foot achieved for new leases and lease renewals at our properties that commenced during the three and nine months ended September 30, 2020, when compared to prior effective rental rates per square foot in effect for the same space (and excluding space acquired vacant), were as follows (square feet in thousands):

	Three Months Ended September 30, 2020			Nine Months Ended September 30, 2020
	Old Effective Rent Per Square Foot (1)	New Effective Rent Per Square Foot (1)	Rentable Square Feet	Old Effective Rent Per Square Foot (1)	New Effective Rent Per Square Foot (1)	Rentable Square Feet
New leases	$31.85	$33.78	73	$29.95	$29.94	223
Lease renewals	$15.50	$18.24	773	$26.91	$28.70	1,621
Total leasing activity	$16.90	$31.85	846	$27.28	$28.85	1,844
(1)Effective rental rate includes contractual base rents from our tenants pursuant to our lease agreements, plus straight line rent adjustments and estimated expense reimbursements to be paid to us, and excluding lease value amortization.
During the three and nine months ended September 30, 2020 and 2019, amounts capitalized at our properties for tenant improvements, leasing costs, building improvements and development, redevelopment and other activities were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Tenant improvements (1)	$4,513	$8,749	$15,244	$20,784
Leasing costs (2)	2,679	7,139	10,982	21,224
Building improvements (3)	10,579	11,180	29,814	22,805
Recurring capital expenditures	17,771	27,068	56,040	64,813
Development, redevelopment and other activities (4)	5,521	1,206	11,260	2,391
Total capital expenditures	$23,292	$28,274	$67,300	$67,204
(1)Tenant improvements include capital expenditures used to improve tenants’ space or amounts paid directly to tenants to improve their space.
(2)Leasing costs include leasing related costs, such as brokerage commissions and other tenant inducements.
(3)Building improvements generally include expenditures to replace obsolete building components and expenditures that extend the useful life of existing assets.
(4)Development, redevelopment and other activities generally include capital expenditure projects that reposition a property or result in new sources of revenue.
As of September 30, 2020, we have estimated unspent leasing related obligations of $61,307.

As of September 30, 2020, we had leases at our properties totaling approximately 3,780,000 rentable square feet that were scheduled to expire through December 31, 2021. As of October 29, 2020, we expect tenants with leases totaling approximately 2,626,000 rentable square feet that are scheduled to expire through December 31, 2021, to not renew their leases upon expiration and we cannot be sure as to whether other tenants may or may not renew their leases upon expiration. As a result of the COVID-19 pandemic and its economic impact, overall new leasing volume for 2020 has slowed and we expect that trend may continue or remain at a similar level of activity until market conditions meaningfully improve for a sustained period. However, we remain focused on proactive dialogues with our existing tenants and overall tenant retention. Prevailing market conditions and government and other tenants’ needs at the time we negotiate and enter leases or lease renewals will generally determine rental rates and demand for leased space at our properties, and market conditions and our tenants’ needs are beyond our control. Whenever we extend, renew or enter into new leases for our properties, we intend to seek rents which are equal to or higher than our historical rents for the same properties; however, our ability to maintain or increase the rents for our current properties will depend in large part upon market conditions, which are beyond our control. We cannot be sure of the rental rates which will result from our ongoing negotiations regarding lease renewals or any new or renewed leases we may enter; also, we may experience material declines in our rental income due to vacancies upon lease expirations or early terminations.
As of September 30, 2020, our lease expirations by year are as follows (square feet in thousands):

Year (1)	Number of Leases Expiring	Leased Square Feet Expiring (2)	Percent of Total	Cumulative Percent of Total	Annualized Rental Income Expiring	Percent of Total	Cumulative Percent of Total
2020	36	497	2.2%	2.2%	$13,855	2.4%	2.4%
2021	61	3,283	14.5%	16.7%	59,885	10.3%	12.7%
2022	75	1,978	8.7%	25.4%	55,426	9.6%	22.3%
2023	66	2,410	10.6%	36.0%	76,523	13.2%	35.5%
2024	57	3,869	17.0%	53.0%	101,305	17.5%	53.0%
2025	54	2,033	8.9%	61.9%	43,664	7.5%	60.5%
2026	29	1,703	7.5%	69.4%	45,525	7.9%	68.4%
2027	31	2,032	8.9%	78.3%	52,161	9.0%	77.4%
2028	12	872	3.8%	82.1%	25,582	4.4%	81.8%
2029 and thereafter	53	4,043	17.9%	100.0%	104,754	18.2%	100.0%
Total	474	22,720	100.0%		$578,680	100.0%

Weighted average remaining lease term (in years)		5.1			5.2

(1)The year of lease expiration is pursuant to current contract terms. Some of our leases allow the tenants to vacate the leased premises before the stated expirations of their leases with little or no liability. As of September 30, 2020, tenants occupying approximately 7.5% of our rentable square feet and responsible for approximately 9.2% of our annualized rental income as of September 30, 2020 currently have exercisable rights to terminate their leases before the stated terms of their leases expire. Also, in 2020, 2021, 2022, 2023, 2024, 2025, 2026, 2027, 2028, 2030 and 2035, early termination rights become exercisable by other tenants who currently occupy an additional approximately 0.2%, 1.5%, 2.3%, 1.5%, 1.1%, 2.2%, 1.0%, 0.5%, 1.1%, 0.1% and 0.1% of our rentable square feet, respectively, and contribute an additional approximately 0.2%, 1.6%, 2.4%, 1.7%, 1.7%, 3.9%, 1.3%, 0.7%, 1.4%, 0.2% and 0.1% of our annualized rental income, respectively, as of September 30, 2020. In addition, as of September 30, 2020, pursuant to leases with 14 of our tenants, these tenants have rights to terminate their leases if their respective legislature or other funding authority does not appropriate rent amounts in their respective annual budgets. These 14 tenants occupy approximately 5.4% of our rentable square feet and contribute approximately 6.2% of our annualized rental income as of September 30, 2020.
(2)Leased square feet is pursuant to leases existing as of September 30, 2020, and includes (i) space being fitted out for tenant occupancy pursuant to our lease agreements, if any, and (ii) space which is leased, but is not occupied or is being offered for sublease by tenants, if any. Square feet measurements are subject to changes when space is remeasured or reconfigured for new tenants.
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
We believe that current government budgetary methodology, spending priorities and the current U.S. presidential administration’s views on the size and scope of government employment have resulted in a decrease in government employment. Furthermore, for the past six years, government tenants have reduced their space utilization per employee and consolidated government tenants into existing government owned properties. This activity has reduced the demand for government leased space. Our historical experience with respect to properties of the type we own that are majority leased to government tenants has been that government tenants frequently renew leases to avoid the costs and disruptions that may result from relocating their operations. However, efforts to reduce space utilization rates may result in our tenants exercising early termination rights under our leases, vacating our properties upon expiration of our leases in order to relocate, or renewing their leases for less space than they currently occupy. Also, our government tenants’ desires to reconfigure leased office space to manage utilization per employee may require us to spend significant amounts for tenant improvements, and tenant relocations have become more prevalent than our past experiences in instances where efforts by government tenants to manage their space utilization require a significant reconfiguration of currently leased space. Increasing uncertainty with respect to government agency budgets and funding to implement relocations, consolidations and reconfigurations has resulted in delayed decisions by some of our government tenants and their reliance on short term lease renewals; however, recent activity prior to the outbreak of the COVID-19 pandemic suggested that the government had begun to shift its leasing strategy to include longer term leases and was actively exploring 10 to 20 year lease terms at renewal, in some instances. We believe the reduction in government tenant space utilization and the consolidation of government tenants into government owned real estate is substantially complete; however, these activities may impact us for some time into the future. It is also possible that as a result of the COVID-19 pandemic, government tenants may seek to manage space utilization rates in order to provide greater physical distancing for employees, which may require us to spend significant amounts for tenant improvements. However, the COVID-19 pandemic and its aftermath have had negative impacts on government budgets and resources and it is unclear what the effect of these impacts will be on government demand for leasing office space. Given the significant uncertainties as to the COVID-19 pandemic, its economic impact and its aftermath, we are unable to reasonably project what the financial impact of market conditions or changing government circumstances, including as a result of the COVID-19 pandemic, will be on our financial results for future periods.
As of September 30, 2020, we derive 24.1% of our annualized rental income from our properties located in the metropolitan Washington, D.C. market area, which includes Washington, D.C., Northern Virginia and suburban Maryland. A downturn in economic conditions in this area, including as a result of the COVID-19 pandemic, could result in reduced demand from tenants for our properties or reduce the rents that our tenants in this area are willing to pay when our leases expire or terminate and when renewal or new terms are negotiated. Additionally, in recent years there has been a decrease in demand for new leased office space by the U.S. Government in the metropolitan Washington, D.C. market area, and that could increase competition for government tenants and adversely affect our ability to retain government tenants when our leases expire.
Our manager, RMR LLC, employs a tenant review process for us. RMR LLC assesses tenants on an individual basis based on various applicable credit criteria. In general, depending on facts and circumstances, RMR LLC evaluates the creditworthiness of a tenant based on information concerning the tenant that is provided by the tenant and, in some cases, information that is publicly available or obtained from third party sources. RMR LLC also often uses a third party service to monitor the credit ratings, both actual and implied, of our existing tenants. We consider investment grade tenants to include: (a) investment grade rated tenants; (b) tenants with investment grade rated parent entities that guarantee the tenant’s lease obligations; and/or (c) tenants with investment grade rated parent entities that do not guarantee the tenant’s lease obligations. As of September 30, 2020, tenants contributing 57.2% of annualized rental income were investment grade rated (or their payment obligations were guaranteed by an investment grade rated parent) and tenants contributing an additional 7.5% of annualized rental income were subsidiaries of an investment grade rated parent (although these parent entities were not liable for the payment of rents).

As of September 30, 2020, tenants representing 1% or more of our total annualized rental income were as follows:

	Tenant	Credit Rating	Annualized Rental Income	% of Total Annualized Rental Income
1	U.S. Government	Investment Grade	$145,953	25.2%
2	Shook, Hardy & Bacon L.L.P.	Not Rated	19,199	3.3%
3	State of California	Investment Grade	19,083	3.3%
4	Bank of America Corporation	Investment Grade	16,520	2.9%
5	WestRock Company	Investment Grade	12,864	2.2%
6	F5 Networks, Inc.	Not Rated	12,777	2.2%
7	Commonwealth of Massachusetts	Investment Grade	11,953	2.1%
8	CareFirst Inc.	Non Investment Grade	11,684	2.0%
9	Northrop Grumman Corporation	Investment Grade	11,320	2.0%
10	Tyson Foods, Inc.	Investment Grade	11,011	1.9%
11	Micro Focus International plc	Non Investment Grade	8,710	1.5%
12	CommScope Holding Company Inc	Non Investment Grade	8,097	1.4%
13	State of Georgia	Investment Grade	7,094	1.2%
14	PNC Bank	Investment Grade	6,902	1.2%
15	ServiceNow, Inc.	Investment Grade	6,481	1.1%
16	Allstate Insurance Co.	Investment Grade	6,473	1.1%
17	Compass Group plc	Investment Grade	6,399	1.1%
18	Automatic Data Processing, Inc.	Investment Grade	6,047	1.0%
19	Church & Dwight Co., Inc.	Investment Grade	6,019	1.0%
20	Tailored Brands, Inc. (1)	Non Investment Grade	5,898	1.0%
	Total		$340,484	58.7%
(1)On August 2, 2020, Tailored Brands, Inc. filed for Chapter 11 bankruptcy. Although the tenant has paid its post-petition rental obligations due for September and October 2020, the tenant owes its August rental obligations, for which a proof of claim has been filed. On October 27, 2020, Tailored Brands, Inc. filed a plan supplement in connection with its reorganization plan which included assuming its lease obligation with us. However, that does not assure entry of a confirmation order by the bankruptcy court or that the tenant will pay its August 2020 or future rents, or that the tenant will not seek to renegotiate its lease obligation as part of its bankruptcy proceeding.
Acquisition Activities
During the nine months ended September 30, 2020, we acquired a property adjacent to a property we own in Boston, MA for $11,500, excluding acquisition related costs.
In October 2020, we entered into an agreement to acquire three properties containing approximately 194,000 square feet adjacent to properties we own in an office park in Brookhaven, GA for a purchase price of $15,250, excluding acquisition related costs.
For more information about our acquisition activities, see Note 4 to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Disposition Activities
During the nine months ended September 30, 2020, we sold six properties with a combined 734,784 rentable square feet for an aggregate sales price of $85,363, excluding closing costs and including the repayment of one mortgage note with an outstanding principal balance of $13,095, an annual interest rate of 5.9% and a maturity date in August 2021. In October 2020, we sold a four property business park located in Fairfax, VA containing approximately 171,000 rentable square feet for a sales price of $25,100, excluding closing costs. We sold these properties pursuant to our capital recycling program. Through our capital recycling program, we seek to selectively sell certain properties from time to time to fund future acquisitions and to maintain leverage consistent with our current investment grade ratings with a goal of (1) improving the asset quality of our portfolio by reducing the average age of our properties, lengthening the weighted average lease term of our leases and increasing the likelihood of retaining our tenants and (2) increasing our cash available for distribution. Given the current economic conditions surrounding the COVID-19 pandemic, we are carefully considering our capital allocation strategy and believe we are well positioned to opportunistically recycle and deploy capital.
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
In June 2020, we issued $150,000 of our 6.375% senior unsecured notes due 2050 in an underwritten public offering. In connection with this offering, we granted the underwriters a 30 day option to purchase up to an additional $22,500 aggregate principal amount of these notes. In July 2020, the underwriters partially exercised this option to purchase an additional $12,000 of these notes. The aggregate net proceeds from this offering were $156,186, after underwriters’ discounts and offering expenses, which we used to repay amounts outstanding under our revolving credit facility and for general business purposes. These notes require quarterly payments of interest only through maturity and may be repaid at par (plus accrued and unpaid interest) on or after June 23, 2025.
In August 2020, we repaid at maturity, at par plus accrued interest, a mortgage note secured by one property with an outstanding principal balance of $39,635 and an annual interest rate of 2.2% using cash on hand and borrowings under our revolving credit facility.
In September 2020, we issued $250,000 of our 4.50% senior unsecured notes due 2025 in an underwritten public offering. These senior unsecured notes are a further issuance of our existing $400,000 of senior unsecured notes due 2025 that were initially issued by SIR in February 2015, which we assumed in connection with our acquisition of SIR in a merger transaction on December 31, 2018. The public offering price of these senior unsecured notes was 101.414% of the principal amount, raising net proceeds of $251,269, after underwriters’ discounts and estimated offering expenses. These notes require semi-annual payments of interest only through maturity.
Segment Information
We operate in one business segment: ownership of real estate properties.

RESULTS OF OPERATIONS (amounts in thousands, except per share amounts)

Three Months Ended September 30, 2020, Compared to Three Months Ended September 30, 2019

					Non-Comparable
					Properties Results
	Comparable Properties Results (1)				Three Months Ended		Consolidated Results
	Three Months Ended September 30,				September 30,		Three Months Ended September 30,
			$	%					$	%
	2020	2019	Change	Change	2020	2019	2020	2019	Change	Change
Rental income	$144,910	$149,057	$(4,147)	(2.8%)	$896	$18,354	$145,806	$167,411	$(21,605)	(12.9%)
Operating expenses:
Real estate taxes	16,280	16,402	(122)	(0.7%)	(167)	2,422	16,113	18,824	(2,711)	(14.4%)
Utility expenses	7,472	8,093	(621)	(7.7%)	92	1,425	7,564	9,518	(1,954)	(20.5%)
Other operating expenses	25,855	26,688	(833)	(3.1%)	511	3,688	26,366	30,376	(4,010)	(13.2%)
Total operating expenses	49,607	51,183	(1,576)	(3.1%)	436	7,535	50,043	58,718	(8,675)	(14.8%)
Property net operating income (2)	$95,303	$97,874	$(2,571)	(2.6%)	$460	$10,819	95,763	108,693	(12,930)	(11.9%)

Other expenses:
Depreciation and amortization							62,227	74,939	(12,712)	(17.0%)
Loss on impairment of real estate							2,954	8,521	(5,567)	(65.3%)
General and administrative							7,059	7,990	(931)	(11.7%)
Total other expenses							72,240	91,450	(19,210)	(21.0%)
Gain on sale of real restate							—	11,463	(11,463)	n/m
Interest and other income							2	358	(356)	(99.4%)
Interest expense							(27,097)	(32,367)	5,270	(16.3%)
Loss on early extinguishment of debt							—	(284)	284	n/m
Loss before income tax (expense) benefit and equity in net losses of investees							(3,572)	(3,587)	15	(0.4%)
Income tax (expense) benefit							54	(156)	210	(134.6%)
Equity in net losses of investees							(279)	(196)	(83)	42.3%
Net loss							$(3,797)	$(3,939)	$142	(3.6%)

Weighted average common shares outstanding (basic and diluted)							48,132	48,073	59	0.1%

Per common share amounts (basic and diluted):
Net loss							$(0.08)	$(0.08)	$—	0.0%

n/m - not meaningful
(1)Comparable properties consists of 178 properties we owned on September 30, 2020 and which we owned continuously since July 1, 2019 and excludes properties classified as held for sale and properties undergoing significant redevelopment, if any, and three properties owned by two unconsolidated joint ventures in which we own 51% and 50% interests.
(2)Our definition of property net operating income, or Property NOI, and our reconciliation of net income (loss) to Property NOI are included below under the heading “Non-GAAP Financial Measures.”
References to changes in the income and expense categories below relate to the comparison of consolidated results for the three month period ended September 30, 2020, compared to the three month period ended September 30, 2019.

Rental income. The decrease in rental income reflects decreases in rental income of $15,384 as a result of property dispositions, $4,147 related to comparable properties and $2,117 related to a property undergoing significant redevelopment, offset by an increase in rental income of $43 related to acquired properties. The decrease in rental income for comparable properties is primarily due to reductions in occupied space at certain of our comparable properties in the 2020 period, lower reimbursement income due to reductions in expenses that are reimbursable to us by our tenants as a result of the COVID-19 pandemic and resulting decrease in space utilization and increased revenue reserves of $652 in the 2020 period primarily due to two of our tenants that represent approximately 1.17% of our annualized revenue as of September 30, 2020 being unable to pay us rent due to the impact of the COVID-19 pandemic. Rental income includes non-cash straight line rent adjustments totaling $3,912 in the 2020 period and $6,904 in the 2019 period, and amortization of acquired leases and assumed lease obligations totaling $(1,312) in the 2020 period and $(35) in the 2019 period.
Real estate taxes. The decrease in real estate taxes primarily reflects decreases in real estate taxes of $1,979 as a result of property dispositions, $626 for a property undergoing significant redevelopment and $122 for comparable properties, offset by an increase in real estate taxes of $16 related to acquired properties. Real estate taxes for comparable properties decreased primarily due to successful real estate tax appeals for two of our comparable properties in the 2020 period.
Utility expenses. The decrease in utility expenses reflects a decrease in utility expenses of $1,373 as a result of property dispositions and a decrease for comparable properties of $621, offset by an increase in utility expenses of $40 for a property undergoing significant redevelopment. Utility expenses for comparable properties declined primarily due to a decrease in electricity and water usage resulting from cost savings initiatives implemented by our manager, RMR LLC, in response to decreased space utilization at our properties as a result of the COVID-19 pandemic, as well as the implementation of real time energy management programs at certain of our properties in the 2020 period.
Other operating expenses. Other operating expenses consist of salaries and benefit costs of property level personnel, repairs and maintenance expense, cleaning expense, other direct costs of operating our properties and property management fees. The decrease in other operating expenses primarily reflects a decrease of $3,107 as a result of property dispositions, a decrease of $833 for comparable properties and a decrease of $122 related to a property undergoing significant redevelopment, offset by an increase in other operating expenses of $52 for acquired properties. Other operating expenses for comparable properties decreased primarily due to lower cleaning costs as a result of cost savings initiatives implemented by our manager, RMR LLC, in response to decreased space utilization at our properties as a result of the COVID-19 pandemic and lower parking garage maintenance costs at certain of our properties due to lower parking activity resulting from the COVID-19 pandemic.
Depreciation and amortization. The decrease in depreciation and amortization primarily reflects a decrease for comparable properties of $6,469, a decrease of $5,457 as a result of property dispositions and a decrease of $844 related to a property undergoing significant redevelopment, offset by an increase in depreciation and amortization of $58 for acquired properties. Depreciation and amortization for comparable properties and the property undergoing significant redevelopment declined due to certain leasing related assets becoming fully depreciated in the 2020 period.
Loss on impairment of real estate. We recorded a $2,954 loss on impairment of real estate in the 2020 period to reduce the carrying value of four properties to their estimated fair value less costs to sell. In the 2019 period, we recorded a $6,342 loss on impairment of real estate to reduce the carrying value of eight properties to their estimated fair value less costs to sell and a $2,179 loss on impairment of real estate related to the disposal of one property.
General and administrative. General and administrative expenses consist of fees pursuant to our business management agreement, equity compensation expense, legal and accounting fees, Trustees’ fees and expenses, securities listing and transfer agency fees and other costs relating to our status as a publicly traded company. The decrease in general and administrative expenses primarily reflects a decrease in business management fees as a result of property sales during 2019 and 2020 and declines in our share price in the 2020 period during the COVID-19 pandemic.
Gain on sale of real estate. We recorded an $11,463 gain on sale of real estate resulting from the sale of two properties in the 2019 period.
Interest and other income. The decrease in interest and other income is primarily due to the payoff of a mortgage note receivable that we received in June 2020 in connection with a property we sold in 2016, as well as the effect of lower cash balances invested in the 2020 period compared to the 2019 period and lower returns on cash invested.
Interest expense. The decrease in interest expense is primarily due to lower average outstanding debt balances in the 2020 period resulting from debt repayment activity in 2019 and 2020, including the repayment of our term loans during 2019, the redemption of all $350,000 of our 3.75% senior unsecured notes in July 2019, the redemption of all $400,000 of our 3.60%

senior unsecured notes in January 2020 and the repayment of four mortgage notes with an aggregate principal balance of $152,187 during 2020, as well as lower weighted average interest rates on borrowings during the 2020 period compared to the 2019 period, partially offset by an increase in interest expense resulting from the issuance of $162,000 of our 6.375% senior unsecured notes in June and July 2020 and $250,000 of our 4.50% senior unsecured notes in September 2020.
Loss on early extinguishment of debt. Loss on extinguishment of debt in the 2019 period reflects the write-off of unamortized debt issuance costs and discounts associated with repayments of our unsecured term loan and redemption of our senior unsecured notes due 2019.
Income tax (expense) benefit. Income tax (expense) benefit is the result of operating income we earned in certain jurisdictions where we are subject to state income taxes.
Equity in net losses of investees. Equity in net losses of investees represents our proportionate share of losses from our investments in two unconsolidated joint ventures and, in the 2019 period, our investment in AIC.
Net loss. Net loss decreased in the 2020 period compared to the 2019 period primarily as a result of the changes noted above.

RESULTS OF OPERATIONS (amounts in thousands, except per share amounts)

Nine Months Ended September 30, 2020, Compared to Nine Months Ended September 30, 2019

					Non-Comparable
					Properties Results
	Comparable Properties Results (1)				Nine Months Ended		Consolidated Results
	Nine Months Ended September 30,				September 30,		Nine Months Ended September 30,
			$	%					$	%
	2020	2019	Change	Change	2020	2019	2020	2019	Change	Change
Rental income	$436,764	$443,510	$(6,746)	(1.5%)	$4,530	$74,710	$441,294	$518,220	$(76,926)	(14.8%)
Operating expenses:
Real estate taxes	48,223	48,110	113	0.2%	478	7,253	48,701	55,363	(6,662)	(12.0%)
Utility expenses	19,284	22,050	(2,766)	(12.5%)	493	4,319	19,777	26,369	(6,592)	(25.0%)
Other operating expenses	76,030	77,177	(1,147)	(1.5%)	2,003	13,027	78,033	90,204	(12,171)	(13.5%)
Total operating expenses	143,537	147,337	(3,800)	(2.6%)	2,974	24,599	146,511	171,936	(25,425)	(14.8%)
Property NOI (2)	$293,227	$296,173	$(2,946)	(1.0%)	$1,556	$50,111	294,783	346,284	(51,501)	(14.9%)

Other expenses:
Depreciation and amortization							189,340	226,373	(37,033)	(16.4%)
Loss on impairment of real estate							2,954	14,105	(11,151)	(79.1%)
Acquisition and transaction related costs							—	682	(682)	n/m
General and administrative							21,372	25,457	(4,085)	(16.0%)
Total other expenses							213,666	266,617	(52,951)	(19.9%)
Gain on sale of real estate							10,822	33,538	(22,716)	(67.7%)
Dividend income							—	1,960	(1,960)	n/m
Loss on equity securities, net							—	(44,007)	44,007	n/m
Interest and other income							738	847	(109)	(12.9%)
Interest expense							(79,461)	(104,848)	25,387	(24.2%)
Loss on early extinguishment of debt							(3,839)	(769)	(3,070)	n/m
Income (loss) before income tax expense and equity in net losses of investees							9,377	(33,612)	42,989	127.9%
Income tax expense							(220)	(509)	289	(56.8%)
Equity in net losses of investees							(815)	(573)	(242)	42.2%
Net income (loss)							$8,342	$(34,694)	$43,036	124.0%

Weighted average common shares outstanding (basic and diluted)							48,111	48,051	60	0.1%

Per common share amounts (basic and diluted):
Net income (loss)							$0.17	$(0.72)	$0.89	123.6%

n/m - not meaningful
(1)Comparable properties consists of 178 properties we owned on September 30, 2020 and which we owned continuously since January 1, 2019 and excludes properties classified as held for sale and properties undergoing significant redevelopment, if any, and three properties owned by two unconsolidated joint ventures in which we own 51% and 50% interests.
(2)Our definition of Property NOI and our reconciliation of net income (loss) to Property NOI are included below under the heading “Non-GAAP Financial Measures.”
References to changes in the income and expense categories below relate to the comparison of consolidated results for the nine month period ended September 30, 2020, compared to the nine month period ended September 30, 2019.
Rental income. The decrease in rental income reflects decreases in rental income of $64,054 as a result of property dispositions, $6,746 related to comparable properties and $6,202 related to a property undergoing significant redevelopment, offset by an increase in rental income of $76 related to acquired properties. The decrease in rental income for comparable properties is primarily due to reductions in occupied space at certain of our comparable properties in the 2020 period, termination fee revenue recorded at certain of our comparable properties in the 2019 period, certain below market lease intangibles becoming fully amortized and reductions in reimbursement income due to reductions in expenses that are reimbursable to us by our tenants as a result of the COVID-19 pandemic and resulting decrease in space utilization. Rental income includes non-cash straight line rent adjustments totaling $12,963 in the 2020 period and $19,365 in the 2019 period, and amortization of acquired leases and assumed lease obligations totaling $(4,149) in the 2020 period and $(2,628) in the 2019 period.
Real estate taxes. The decrease in real estate taxes primarily reflects a decrease in real estate taxes associated with property dispositions of $6,204 and a decrease in real estate taxes of $609 for a property undergoing significant redevelopment, offset by increases in real estate taxes of $113 for comparable properties and $38 for acquired properties. Real estate taxes for comparable properties increased primarily due to the effect of higher real estate tax rates and valuation assessments for certain of our properties in the 2020 period.
Utility expenses. The decrease in utility expenses reflects a decrease in utility expenses associated with property dispositions of $3,975 and a decrease in utility expenses for comparable properties of $2,766, offset by an increase in utility expenses for a property undergoing significant redevelopment of $149. Utility expenses for comparable properties declined primarily due to a decrease in electricity and water usage resulting from cost savings initiatives implemented by our manager, RMR LLC, in response to decreased space utilization at our properties as a result of the COVID-19 pandemic, as well as the implementation of real time energy management programs at certain of our properties in the 2020 period.
Other operating expenses. The decrease in other operating expenses primarily reflects a decrease in other operating expenses related to property dispositions of $10,718, a decrease of $1,147 for comparable properties and a decrease of $397 related to a property undergoing significant redevelopment, offset by an increase in other operating expenses related to acquired properties of $91. Other operating expenses for comparable properties decreased primarily due to lower cleaning costs resulting from cost savings initiatives implemented by our manager, RMR LLC, in response to decreased space utilization at our properties as a result of the COVID-19 pandemic, lower snow removal costs and lower parking garage maintenance costs due to lower parking activity at certain of our properties resulting from the COVID-19 pandemic, partially offset by higher insurance costs in the 2020 period.
Depreciation and amortization. The decrease in depreciation and amortization primarily reflects a decrease related to property dispositions of $21,653, a decrease for comparable properties of $12,903 and a decrease related to a property undergoing significant redevelopment of $2,618, offset by an increase related to acquired properties of $141. Depreciation and amortization for comparable properties and the property undergoing significant redevelopment declined due to certain leasing related assets becoming fully depreciated in the 2020 period.
Loss on impairment of real estate. We recorded a $2,954 loss on impairment of real estate in the 2020 period to reduce the carrying value of four properties to their estimated fair value less costs to sell. In the 2019 period, we recorded an $11,479 loss on impairment of real estate to reduce the carrying value of ten properties to their estimated fair value less costs to sell and $2,626 of losses on impairment of real estate related to the sale of 35 properties.
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
Gain on sale of real estate. We recorded a $10,822 net gain on sale of real estate resulting from the sale of six properties during the 2020 period. We recorded a $33,538 gain on sale of real estate resulting from the sale of three properties during the 2019 period.
Dividend income. Dividend income in the 2019 period consists of distributions received in connection with our former investment in RMR Inc. that we sold on July 1, 2019.
Loss on equity securities, net. Loss on equity securities, net represents a realized loss in the 2019 period from the sale of our 2.8 million shares of class A common stock of RMR Inc. on July 1, 2019.
Interest and other income. The decrease in interest and other income is primarily due to the effect of lower cash balances invested in the 2020 period compared to the 2019 period, lower returns on cash invested and the payoff of a mortgage note receivable that we received in June 2020 in connection with a property we sold in 2016, partially offset by a settlement we received resulting from a dispute with a vendor.

Interest expense. The decrease in interest expense is primarily due to lower average outstanding debt balances in the 2020 period resulting from debt repayment activity in 2019 and 2020, including the repayment of our term loans during 2019, the redemption of all $350,000 of our 3.75% senior unsecured notes in July 2019, the redemption of all $400,000 of our 3.60% senior unsecured notes in January 2020 and the repayment of four mortgage notes with an aggregate principal balance of $152,187 in 2020, as well as lower weighted average interest rates on borrowings during the 2020 period compared to the 2019 period, partially offset by an increase in interest expense resulting from the issuance of $162,000 of our 6.375% senior unsecured notes in June and July 2020 and $250,000 of our 4.50% senior unsecured notes in September 2020.
Loss on early extinguishment of debt. We recorded a loss on early extinguishment of debt of $3,839 in the 2020 period from prepayment fees incurred and the write off of unamortized discounts, premiums and debt issuance costs associated with the prepayment of three mortgage notes and a loss on the settlement of a mortgage note receivable related to a property sold in 2016. We recorded a loss on early extinguishment of debt of $769 in the 2019 period from the write off of unamortized debt issuance costs and discounts associated with the repayments of our term loans and redemption of our senior unsecured notes due 2019.
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
The following table presents the reconciliation of net income (loss) to Property NOI for the three and nine months ended September 30, 2020 and 2019.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss)	$(3,797)	$(3,939)	$8,342	$(34,694)
Equity in net losses of investees	279	196	815	573
Income tax expense (benefit)	(54)	156	220	509
Income (loss) before income tax expense (benefit) and equity in net losses of investees	(3,572)	(3,587)	9,377	(33,612)
Loss on early extinguishment of debt	—	284	3,839	769
Interest expense	27,097	32,367	79,461	104,848
Interest and other income	(2)	(358)	(738)	(847)
Loss on equity securities, net	—	—	—	44,007
Dividend income	—	—	—	(1,960)
Gain on sale of real estate	—	(11,463)	(10,822)	(33,538)
General and administrative	7,059	7,990	21,372	25,457
Acquisition and transaction related costs	—	—	—	682
Loss on impairment of real estate	2,954	8,521	2,954	14,105
Depreciation and amortization	62,227	74,939	189,340	226,373
Property NOI	$95,763	$108,693	$294,783	$346,284

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
The following table presents the reconciliation of net income (loss) to FFO and Normalized FFO for the three and nine months ended September 30, 2020 and 2019.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss)	$(3,797)	$(3,939)	$8,342	$(34,694)
Add (less): Depreciation and amortization:
Consolidated properties	62,227	74,939	189,340	226,373
Unconsolidated joint venture properties	1,244	1,397	3,722	4,558
Loss on impairment of real estate	2,954	8,521	2,954	14,105
Gain on sale of real estate	—	(11,463)	(10,822)	(33,538)
Loss on equity securities, net	—	—	—	44,007
FFO	62,628	69,455	193,536	220,811
Add (less): Acquisition and transaction related costs	—	—	—	682
Loss on early extinguishment of debt	—	284	3,839	769
Normalized FFO	$62,628	$69,739	$197,375	$222,262

FFO per common share (basic and diluted)	$1.30	$1.44	$4.02	$4.60
Normalized FFO per common share (basic and diluted)	$1.30	$1.45	$4.10	$4.63
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
•our ability to collect rent from our tenants;
•our ability to maintain or increase the occupancy of, and the rental rates at, our properties;
•our ability to control operating and capital expenses at our properties;
•our ability to successfully sell properties that we market for sale; and
•our ability to purchase additional properties which produce cash flows from operations in excess of our cost of acquisition capital and property operating expenses and capital expenses.

With $750,000 available under our revolving credit facility as of October 29, 2020 and no significant debt maturities until 2022, we believe that we are well positioned to weather the present disruptions facing the real estate industry and the economy generally. As a result of the COVID-19 pandemic, we have received requests from some of our tenants for rent assistance. As of October 27, 2020, we have granted temporary rent assistance totaling $2,550 to 19 tenants who represent approximately 3.6% of our annualized rental income as of September 30, 2020. This assistance generally entails a deferral of, in most cases, one month of rent pursuant to deferred payment plans which require the deferred rent amounts be payable over a 12-month period, certain of which commenced in September 2020. Our liquidity has been temporarily impacted by these rent deferrals with $2,096 of granted rent deferrals for the period of April 2020 through September 2020, until these deferrals begin to become obligated to be repaid. In addition, we also anticipate that our general and administrative expenses may continue to be reduced because of the lower fees we will pay to our manager as a result of the decline in our share price since the COVID-19 pandemic began. Although some of our tenants have sought temporary rent assistance, we remain focused on proactive dialogues with our existing tenants and overall tenant retention. Also, we believe we will benefit from the approximately 64.7% of our annualized rental income as of September 30, 2020 paid by investment grade tenants, the majority of which is made up of government tenants, and the diversity of our tenant base, both geographically and by industry, which may help mitigate the economic impact of the COVID-19 pandemic.
On October 15, 2020, we announced a regular quarterly cash distribution of $0.55 per common share ($2.20 per common share per year), maintaining our previous distribution rate. At this time, we continue to expect that the quarterly distribution rate will remain unchanged. We determine our distribution payout ratio with consideration for our expected capital expenditures as well as cash flows from operations and debt obligations.
In early 2020, we completed our previously announced disposition program and transitioned to a capital recycling program through which we expect to accretively grow our property portfolio. Pursuant to our capital recycling program, we plan to sell certain properties from time to time to fund future acquisitions and to maintain leverage consistent with our current investment grade ratings with a goal of (1) improving the asset quality of our portfolio by reducing the average age of our properties, lengthening the weighted average term of our leases and increasing the likelihood of retaining our tenants and (2) increasing our cash available for distribution. During the nine months ended September 30, 2020, we sold six properties for $85,363, excluding closing costs. In October 2020, we sold a four property business park located in Fairfax, VA containing approximately 171,000 rentable square feet for a sales price of $25,100, excluding closing costs. Also in October 2020, we entered into an agreement to acquire three properties adjacent to properties we own in an office park in Brookhaven, GA for $15,250, excluding acquisition related costs. Given the current economic conditions, we are carefully considering our capital allocation strategy and believe we are well positioned to opportunistically recycle and deploy capital.
Our future purchases of properties cannot be accurately projected because such purchases depend upon purchase opportunities which come to our attention and our ability to successfully complete the acquisitions. We generally do not intend to purchase “turn around” properties, or properties which do not generate positive cash flows.
Our changes in cash flows for the nine months ended September 30, 2020 compared to the same period in 2019 were as follows: (i) cash flows provided by operating activities increased from $148,138 in the 2019 period to $166,098 in the 2020 period; (ii) cash flows provided by investing activities decreased from $639,768 in the 2019 period to $18,104 in the 2020 period; and (iii) cash flows used in financing activities decreased from $793,816 in the 2019 period to $227,259 in the 2020 period.
The increase in cash provided by operating activities for the 2020 period as compared to the 2019 period was a result of favorable changes in working capital in the 2020 period compared to the 2019 period. The decrease in cash provided by investing activities in the 2020 period as compared to the 2019 period is primarily due to lower cash proceeds received from our sales of properties in the 2020 period compared to the 2019 period, the sale of 2.8 million shares of Class A common stock of RMR Inc. in the 2019 period and higher real estate acquisition and improvement activities in the 2020 period. The decrease in cash used in financing activities in the 2020 period as compared to the 2019 period is primarily due to the issuance of $162,000 of our 6.375% senior unsecured notes due 2050 and $250,000 of our 4.50% senior unsecured notes due 2025 in the 2020 period and a decrease in net debt repayment activity, due to repayments of our unsecured term loans and net repayment activity on our revolving credit facility using cash on hand and proceeds from sales of properties in the 2019 period compared to increased borrowings under our revolving credit facility in the 2020 period in order to facilitate the repayment of other debts, including the redemption of all $400,000 of our 3.60% senior unsecured notes in January 2020 and the repayment of $152,187 of mortgage debt.

Our Investment and Financing Liquidity and Resources (dollar amounts in thousands, except per share and per square foot amounts)
In order to fund acquisitions and to meet cash needs that may result from our desire or need to make distributions or pay operating or capital expenses, we maintain a $750,000 revolving credit facility. The maturity date of our revolving credit facility is January 31, 2023 and, subject to our payment of an extension fee and meeting certain other conditions, we have the option to extend the stated maturity date of our revolving credit facility by two additional six month periods. We can borrow, repay and reborrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity. We are required to pay interest at a rate of LIBOR plus a premium, which was 110 basis points per annum at September 30, 2020, on the amount outstanding under our revolving credit facility. We also pay a facility fee on the total amount of lending commitments under our revolving credit facility, which was 25 basis points per annum at September 30, 2020. Both the interest rate premium and facility fee are subject to adjustment based upon changes to our credit ratings. As of September 30, 2020, the annual interest rate payable on borrowings under our revolving credit facility was 1.2%. As of September 30, 2020 and October 29, 2020, we had no amounts outstanding under our revolving credit facility and $750,000 available for borrowing.
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
In June 2020, we issued $150,000 of our 6.375% senior unsecured notes due 2050 in an underwritten public offering. In connection with this offering, we granted the underwriters a 30 day option to purchase up to an additional $22,500 aggregate principal amount of these notes. In July 2020, the underwriters partially exercised this option for an additional $12,000 of these notes. The aggregate net proceeds of this offering were $156,186, after underwriters’ discounts and offering expenses. We used the aggregate net proceeds from this offering to repay amounts outstanding under our revolving credit facility and for general business purposes. These notes require quarterly payments of interest only through maturity and may be repaid at par (plus accrued and unpaid interest) on or after June 23, 2025.
In August 2020, we repaid at maturity, at par plus accrued interest, a mortgage note secured by one property with an outstanding principal balance of $39,635 and an annual interest rate of 2.2% using cash on hand and borrowings under our revolving credit facility.
In September 2020, we issued $250,000 of our 4.50% senior unsecured notes due 2025 in an underwritten public offering. These notes are a further issuance of our existing $400,000 of senior unsecured notes due 2025 that were initially issued by SIR in February 2015, which we assumed in connection with our acquisition of SIR in a merger transaction on December 31, 2018. The public offering price of these notes was 101.414% of the principal amount, raising net proceeds of $251,269, after underwriters’ discounts and estimated offering expenses. These notes require semi-annual payments of interest only through maturity.

As of September 30, 2020, our debt maturities (other than our revolving credit facility), consisting of senior unsecured notes and mortgage notes, are as follows:

Year	Debt Maturities
2020	$632
2021	1,541
2022	625,518
2023	143,784
2024	350,000
2025 and thereafter	1,122,000
Total	$2,243,475
None of our unsecured debt obligations require sinking fund payments prior to their maturity dates. Our $171,475 in mortgage debts generally require monthly payments of principal and interest through maturity.
In addition to our debt obligations, as of September 30, 2020, we have estimated unspent leasing related obligations of $61,307.
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
During the nine months ended September 30, 2020, we paid quarterly distributions to our common shareholders totaling $79,546 using cash on hand and borrowings under our revolving credit facility. On October 15, 2020, we declared a regular quarterly distribution payable to common shareholders of record on October 26, 2020 of $0.55 per share, or approximately $26,600. We expect to pay this distribution on or about November 19, 2020 using cash on hand and borrowings under our revolving credit facility. For more information regarding the distributions we paid during 2020, see Note 9 to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Off Balance Sheet Arrangements (dollars in thousands)
We own 51% and 50% interests in two unconsolidated joint ventures which own three properties. The properties owned by these joint ventures are encumbered by an aggregate $82,000 principal amount of mortgage indebtedness. We do not control the activities that are most significant to these joint ventures and, as a result, we account for our investments in these joint ventures under the equity method of accounting. For more information on the financial condition and results of operations of these joint ventures, see Note 4 to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. Other than these joint ventures, as of September 30, 2020, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Debt Covenants (dollars in thousands)
Our principal debt obligations at September 30, 2020 consisted of an aggregate outstanding principal balance of $2,072,000 of public issuances of senior unsecured notes and mortgage notes with an aggregate outstanding principal balance of $171,475, that were assumed in connection with certain of our acquisitions. Also, the three properties owned by two joint ventures in which we own 51% and 50% interests secure two additional mortgage notes. Our publicly issued senior unsecured notes are governed by indentures and their supplements. Our credit agreement and our senior unsecured notes indentures and their supplements provide for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, such as, in the case of our credit agreement, a change of control of us, which includes RMR LLC ceasing to act as our business and property manager. Our credit agreement and our senior unsecured notes indentures and their supplements also contain a number of covenants, including those that restrict our ability to incur debts, including debts secured by mortgages on our properties, in excess of calculated amounts, require us to comply with certain financial covenants and, in the case of our credit agreement, restrict our ability to make distributions to our shareholders under certain circumstances. As of September 30, 2020, we believe we were in compliance with the terms and conditions of our respective covenants under our credit agreement and senior unsecured notes indentures and their supplements. Our mortgage notes are non-recourse, subject to certain limited exceptions, and do not contain any material financial covenants.
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

Fixed Rate Debt
At September 30, 2020, our outstanding fixed rate debt consisted of the following:

Debt	Principal Balance (1)	Annual Interest Rate (1)	Annual Interest Expense (1)	Maturity	Interest Payments Due
Senior unsecured notes	$300,000	4.150%	$12,450	2022	Semi-annually
Senior unsecured notes	300,000	4.000%	12,000	2022	Semi-annually
Senior unsecured notes	350,000	4.250%	14,875	2024	Semi-annually
Senior unsecured notes	650,000	4.500%	29,250	2025	Semi-annually
Senior unsecured notes	310,000	5.875%	18,213	2046	Quarterly
Senior unsecured notes	162,000	6.375%	10,328	2050	Quarterly
Mortgage note (one property in Lakewood, CO)	694	8.150%	57	2021	Monthly
Mortgage note (one property in Washington, D.C.)	25,986	4.220%	1,097	2022	Monthly
Mortgage note (three properties in Seattle, WA)	71,000	3.550%	2,521	2023	Monthly
Mortgage note (one property in Chicago, IL)	50,000	3.700%	1,850	2023	Monthly
Mortgage note (one property in Washington, D.C.)	23,795	4.800%	1,142	2023	Monthly
Total	$2,243,475		$103,783
(1)The principal balances and interest rates are the amounts stated in the applicable contracts. In accordance with GAAP, our carrying values and recorded interest expense may differ from these amounts because of market conditions at the time we issued or assumed these debts. For more information, see Notes 7 and 8 to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Our senior unsecured notes require semi-annual or quarterly interest payments through maturity. Our mortgages generally require principal and interest payments through maturity pursuant to amortization schedules. Because these debts require interest to be paid at a fixed rate, changes in market interest rates during the term of these debts will not affect our interest obligations. If these debts were refinanced at interest rates which are one percentage point higher or lower than shown above, our annual interest cost would increase or decrease by approximately $22,435.
Changes in market interest rates also would affect the fair value of our fixed rate debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt. Based on the balances outstanding at September 30, 2020, and discounted cash flow analyses through the respective maturity dates, and assuming no other changes in factors that may affect the fair value of our fixed rate debt obligations, a hypothetical immediate one percentage point increase in interest rates would change the fair value of those obligations by approximately $108,276.
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
At September 30, 2020, we owned 51% and 50% interests in two joint venture arrangements which own three properties that are secured by fixed rate debt consisting of the following mortgage notes:

Debt	Our JV Ownership Interest	Principal Balance (1)(2)	Annual Interest Rate (1)	Annual Interest Expense (1)	Maturity	Interest Payments Due
Mortgage note (two properties in Fairfax, VA)	51%	$50,000	4.09%	$2,045	2029	Monthly
Mortgage note (one property in Washington, D.C.)	50%	32,000	3.69%	1,181	2024	Monthly
Total		$82,000		$3,226
(1)The principal balances and interest rates are the amounts stated in the applicable contracts. In accordance with GAAP, the joint ventures’ recorded interest expense may differ from these amounts because of market conditions at the time they incurred the debt.
(2)Reflects the entire balance of the debt secured by the properties and is not adjusted to reflect the interests in the joint ventures we do not own.

Floating Rate Debt
At September 30, 2020, we had no outstanding floating rate debt. Our $750,000 revolving credit facility matures on January 31, 2023 and, subject to the payment of an extension fee and meeting certain other conditions, we have the option to extend the stated maturity by two six month periods. No principal repayments are required under our revolving credit facility prior to maturity, and we can borrow, repay and reborrow funds available under our revolving credit facility, subject to conditions, at any time without penalty.
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
The following table presents the impact a one percentage point increase in interest rates would have on our annual floating rate interest expense as of September 30, 2020 if we were fully drawn on our revolving credit facility:

	Impact of an Increase in Interest Rates
	Annual Interest Rate (1)	Outstanding Debt	Total Interest Expense Per Year	Annual Earnings Per Share Impact (2)
At September 30, 2020	1.2%	$750,000	$9,000	$0.19
One percentage point increase	2.2%	$750,000	$16,500	$0.34

(1)Based on LIBOR plus a premium, which was 110 basis points per annum, at September 30, 2020.
(2)Based on the weighted average shares outstanding (diluted) for the nine months ended September 30, 2020.
The foregoing table shows the impact of an immediate increase in floating interest rates as of September 30, 2020. If interest rates were to increase gradually over time, the impact would be spread over time. Our exposure to fluctuations in floating interest rates will increase or decrease in the future with increases or decreases in the outstanding amount under our revolving credit facility or our other floating rate debt, if any. Although we have no present plans to do so, we may in the future enter into hedge arrangements from time to time to mitigate our exposure to changes in interest rates.
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
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Warning Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q contains statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other securities laws. Also, whenever we use words such as “believe”, “expect”, “anticipate”, “intend”, “plan”, “estimate”, “will”, “may” and negatives or derivatives of these or similar expressions, we are making forward-looking statements. These forward-looking statements are based upon our present intent, beliefs or expectations, but forward-looking statements are not guaranteed to occur and may not occur. Forward-looking statements in this Quarterly Report on Form 10-Q relate to various aspects of our business, including:
•The duration and severity of the economic impact resulting from the COVID-19 pandemic and its impact on us and our tenants,
•The likelihood and extent to which our tenants will be negatively impacted by the COVID-19 pandemic and its aftermath and will be able and willing to pay us rent,
•Our expectations about the financial strength of our tenants,
•Our expectations that the diversity and other characteristics of our property portfolio and our financial resources will result in our ability to successfully withstand the current economic conditions,
•Our sales and acquisitions of properties,
•Our ability to compete for acquisitions and tenancies effectively,
•The likelihood that our tenants will pay rent or be negatively affected by cyclical economic conditions or government budget constraints,
•The likelihood that our tenants will renew or extend their leases and not exercise early termination options pursuant to their leases or that we will obtain replacement tenants on terms as favorable to us as our prior leases,
•The likelihood that our rents will increase when we renew or extend our leases or enter new leases,
•The expectation that, as a result of the COVID-19 pandemic, leasing activity may continue to slow,
•Our belief that we are in a position to opportunistically recycle and deploy capital,
•Our ability to pay distributions to our shareholders and to increase the amount of such distributions,
•Our expectations regarding our future financial performance including FFO, Normalized FFO, Property NOI, and cash basis NOI,
•Our policies and plans regarding investments, financings and dispositions,
•Our expectations regarding occupancy at our properties,
•The future availability of borrowings under our revolving credit facility,
•Our expectation that there will be opportunities for us to acquire, and that we will acquire, additional properties primarily leased to single tenants and tenants with high credit quality characteristics like government entities,
•Our expectations regarding demand for leased space,
•Our expectations regarding capital expenditures,
•Our ability to raise debt or equity capital,
•Our ability to pay interest on and principal of our debt,
•Our ability to appropriately balance our use of debt and equity capital,
•Our ability to successfully execute our capital recycling program,

•Our ability to maintain sufficient liquidity during the duration of the COVID-19 pandemic and resulting economic downturn,
•Our credit ratings,
•Our expectation that we benefit from our relationships with RMR LLC and RMR Inc.,
•The credit qualities of our tenants,
•Our qualification for taxation as a REIT,
•Changes in federal or state tax laws, and
•Other matters.
Our actual results may differ materially from those contained in or implied by our forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors, some of which are beyond our control. Risks, uncertainties and other factors that could have a material adverse effect on our forward-looking statements and upon our business, results of operations, financial condition, FFO, Normalized FFO, Property NOI, cash flows, liquidity and prospects include, but are not limited to:
•The impact of conditions in the economy, including the COVID-19 pandemic and its aftermath, and the capital markets on us and our tenants,
•Competition within the real estate industry, particularly in those markets in which our properties are located,
•The impact of changes in the real estate needs and financial conditions of our tenants,
•Compliance with, and changes to, federal, state and local laws and regulations, accounting rules, tax laws and similar matters,
•The impact of any U.S. government shutdown on our ability to collect rents or pay our operating expenses, debt obligations and distributions to shareholders on a timely basis,
•Actual and potential conflicts of interest with our related parties, including our Managing Trustees, RMR LLC, RMR Inc., and others affiliated with them,
•Limitations imposed on our business and our ability to satisfy complex rules in order for us to maintain our qualification for taxation as a REIT for U.S. federal income tax purposes, and
•Acts of terrorism, outbreaks of pandemics, including the COVID-19 pandemic, or other manmade or natural disasters beyond our control.
For example:
•Our ability to make future distributions to our shareholders and to make payments of principal and interest on our indebtedness depends upon a number of factors, including our receipt of rent from our tenants, our future earnings, the capital costs we incur to lease our properties and our working capital requirements. We may be unable to pay our debt obligations or to maintain our current rate of distributions on our common shares and future distributions may be reduced or eliminated,
•Our ability to grow our business and increase our distributions depends in large part upon our ability to buy properties and lease them for rents, less their property operating costs, that exceed our capital costs. We may be unable to identify properties that we want to acquire, and we may fail to reach agreement with the sellers and complete the purchases of any properties we want to acquire. In addition, any properties we may acquire may not provide us with rents less property operating costs that exceed our capital costs or achieve our expected returns,
•We may fail to maintain, or we may elect to change, our target payout ratio for distributions to shareholders of 75% of cash available for distribution or our distribution rate. Further, our Board of Trustees considers many factors when setting distribution rates including our historical and projected income, Normalized FFO, cash available for distribution, the then current and expected needs and availability of cash to pay our obligations and fund our investments, distributions which may be required to be paid to maintain our qualification for taxation as a REIT and other factors deemed relevant by our Board of Trustees. Accordingly, future distribution rates may be increased or decreased and there is no assurance as to the rate at which future distributions will be paid,
•We plan to selectively sell certain properties from time to time to fund future acquisitions and to strategically update, rebalance and reposition our investment portfolio, which we refer to as our capital recycling program. We cannot be sure we will sell any of these properties or what the terms of any sales may be nor that we will acquire replacement properties that improve our asset quality or our ability to increase our distributions to shareholders,
•We may not succeed in maintaining our leverage consistent with our current investment grade ratings or levels that the market or credit rating agencies believe are appropriate,
•Some of our tenants may not renew expiring leases, and we may be unable to obtain new tenants to maintain or increase the historical occupancy rates of, or rents from, our properties,
•Some government tenants may exercise their rights to vacate their space before the stated expirations of their leases, and we may be unable to obtain new tenants to maintain the historical occupancy rates of, or rents from, our properties,
•Rents that we can charge at our properties may decline upon renewals or expirations because of changing market conditions or otherwise,
•Leasing for some of our properties depends on a single tenant and we may be adversely affected by the bankruptcy, insolvency, a downturn of business or a lease termination of a single tenant,
•Our belief that there is a likelihood that tenants may renew or extend our leases prior to their expirations whenever they have made significant investments in the leased properties, or because those properties may be of strategic importance to them, may not be realized,
•Overall new leasing volume may decrease more than we currently expect. In addition, if the COVID-19 pandemic and the current economic conditions continue for an extended period or worsen, our tenants may become unable to pay rent or they may elect to not renew their leases with us. Further, some of our government leases provide the tenant with certain rights to terminate their lease early. Budgetary and other fiscal pressures may result in some governmental tenants terminating their leases early or not renewing their leases. In addition, the COVID-19 pandemic has caused changes in workplace practices, including increased remote work arrangements. To the extent those practices become permanent or increased, leasing demand for office space may decline. As a result of these factors, our tenant retention levels could decline,
•Our belief that we are well positioned to opportunistically recycle and deploy capital may not be realized. We may fail to identify and execute on opportunities to deploy capital and any deployment of capital we may make may not result in the returns that we expect,
•Our belief that the reduction in government tenant space utilization and the consolidation of government tenants into government owned real estate is substantially complete may prove misplaced if these prior trends continue or do not moderate to the extent we expect, including in response to the COVID-19 pandemic and its aftermath,
•Our perception that recent activity prior to the outbreak of the COVID-19 pandemic suggested that the government had begun to shift its leasing strategy to include longer term leases and that the government was actively exploring 10 to 20 year lease terms at renewal, in some instances, may mistakenly imply that these activities are indicative of a trend or broader change in government leasing strategy or practices that will recommence after the COVID-19 pandemic ends. Further, even if such a trend or change were to recommence, that trend or change may not be sustained by the government,
•Contingencies in our acquisition and sale agreements may not be satisfied and any expected acquisitions and sales and any related lease arrangements we expect to enter may not occur, may be delayed or the terms of such transactions or arrangements may change,
•We expect to pursue accretively growing our property portfolio. However, we may not succeed in making acquisitions that are accretive and future acquisitions could be dilutive,
•The competitive advantages we believe we have may not in fact exist or provide us with the advantages we expect. We may fail to maintain any of these advantages or our competition may obtain or increase their competitive advantages relative to us,

•We intend to conduct our business activities in a manner that will afford us reasonable access to capital for investment and financing activities. However, we may not succeed in this regard and we may not have reasonable access to capital,
•Continued availability of borrowings under our revolving credit facility is subject to our satisfying certain financial covenants and other credit facility conditions that we may be unable to satisfy,
•Actual costs under our revolving credit facility will be higher than LIBOR plus a premium because of fees and expenses associated with such debt,
•The interest rates payable under our floating rate debt obligations depend upon our credit ratings. If our credit ratings are downgraded, our borrowing costs will increase,
•Our ability to access debt capital and the cost of our debt capital will depend in part on our credit ratings. If our credit ratings are downgraded, we may not be able to access debt capital or the debt capital we can access may be expensive,
•We may be unable to repay our debt obligations when they become due,
•The maximum borrowing availability under our revolving credit facility may be increased to up to $1.95 billion in certain circumstances; however, increasing the maximum borrowing availability under our revolving credit facility is subject to our obtaining additional commitments from lenders, which may not occur,
•We have the option to extend the maturity date of our revolving credit facility upon payment of a fee and meeting other conditions; however, the applicable conditions may not be met,
•We may incur significant costs to prepare a property for a tenant, particularly for single tenant properties,
•We may spend more for capital expenditures than we currently expect,
•We may fail to obtain development rights or entitlements that we may seek for development and other projects we may wish to conduct at our properties,
•Our existing joint venture arrangements and any other joint venture arrangements that we may enter may not be successful,
•We believe that we are well positioned to weather the present disruptions of the COVID-19 pandemic facing the real estate industry and the economy generally. However, the full extent of the future impact of the COVID-19 pandemic is unknown and we may not realize similar or better operating results in the future,
•We believe that the near term impact of the COVID-19 pandemic to us will not be material due to the strength of our tenant base. However, if the COVID-19 pandemic and the current economic conditions continue for an extended period of time or worsen, our tenants may be significantly adversely impacted, which may result in those tenants seeking relief from their rent obligations, their inability to pay rent, the termination of their leases or our tenants not renewing their leases or renewing their leases for less space. Therefore, the impact we experience in the near term may be worse than we currently expect and our results of operations and financial position may be negatively affected,
•We have granted requests to some of our tenants to defer payments over, in most cases, a 12-month period, certain of which commenced in September 2020. However, current market and economic conditions may deteriorate further and the rent assistance granted by us may not be sufficient to ensure that tenants will be able to meet their rent payment obligations under their leases with us, which may result in an increase in tenant defaults and terminations,
•One of our tenants that represents 1.0% of our annualized rental income as of September 30, 2020 has filed for Chapter 11 bankruptcy. Although the tenant has paid its post-petition rental obligations due for September and October 2020, the tenant owes its August rental obligations, for which a proof of claim has been filed. The tenant has not filed to reject its lease obligation with us, but that does not assure the tenant will pay its August 2020 or future rents or that the tenant will not file to reject its lease obligation and/or seek to renegotiate its lease obligation as part of its bankruptcy proceeding,
•The business and property management agreements between us and RMR LLC have continuing 20 year terms. However, those agreements permit early termination in certain circumstances. Accordingly, we cannot be sure that these agreements will remain in effect for continuing 20 year terms,

•We believe that our relationships with our related parties, including RMR LLC, RMR Inc., and others affiliated with them may benefit us and provide us with competitive advantages in operating and growing our business. However, the advantages we believe we may realize from these relationships may not materialize, and
•It is difficult to accurately estimate leasing related obligations and costs of development and tenant improvement costs. Our unspent leasing related obligations and development costs may cost more and may take longer to complete than we currently expect, and we may incur increased amounts for these and similar purposes in the future.
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

While we have not yet experienced a material adverse impact on our occupancy resulting from the COVID-19 pandemic as of the date of this Quarterly Report on Form 10-Q, if the outbreak continues to weaken national, regional and local economies, it could negatively impact our occupancy levels and result in significant tenant defaults in the payment of rent owed to us. Although, as of September 30, 2020, 35.6% of our total annualized rental income was from leases with governmental agencies, including 25.2% of our total annualized rental income from leases with the U.S. federal government, the balance of our rents comes from nongovernmental tenants. Further, as of September 30, 2020, tenants occupying approximately 7.5% of our rentable square feet and responsible for approximately 9.2% of our annualized rental income as of September 30, 2020 currently have exercisable rights to terminate their leases before the stated terms of their leases expire. Also, during the fourth quarter of 2020 and in 2021 and 2022, early termination rights become exercisable by other tenants who currently occupy an additional approximately 0.2%, 1.5% and 2.3% of our rentable square feet, respectively, and contribute an additional approximately 0.2%, 1.6% and 2.4% of our annualized rental income, respectively, as of September 30, 2020. In addition, as of September 30, 2020, pursuant to leases with 14 of our tenants, these tenants have rights to terminate their leases if their respective legislature or other funding authority does not appropriate rent amounts in their respective annual budgets. These 14 tenants occupy approximately 5.4% of our rentable square feet and contribute approximately 6.2% of our annualized rental income as of September 30, 2020. Additionally, we conduct leasing activities at our properties. Reductions in the ability and willingness of prospective tenants to visit our properties due to the COVID-19 outbreak, or the extent to which federal, state and municipal orders limit our manager’s employees visiting our properties, could have an impact on our leasing activity which could reduce rental income and tenant reimbursements and other income produced by our properties. We have experienced a slowdown in our leasing activity thus far in 2020 due to the COVID-19 pandemic and expect this slowdown may continue until market conditions improve for a sustained period. Concerns relating to such an outbreak could also cause on-site personnel not to report for work at our properties, which could adversely affect the management of our properties.
We cannot predict the extent and duration of the COVID-19 pandemic or the severity and duration of its economic impact. Potential consequences of the current unprecedented measures taken in response to the spread of the virus that causes COVID-19, and current market disruptions and volatility affecting us include, but are not limited to:
•sudden and/or severe declines in the market price of our common shares;
•possible significant declines in the value of our properties;
•our inability to accurately or reliably value our portfolio;
•our inability to comply with financial covenants contained in our debt agreements that could result in our defaulting under such agreements;
•our need to reduce or eliminate the distributions we pay to our shareholders and our need to maintain such reduction or elimination for an extended period of time;
•our failure to pay interest and principal when due under our outstanding debt, which may result in the acceleration of payment for our outstanding debt and our possible loss of our revolving credit facility;
•our inability to access debt and equity capital on attractive terms, or at all;
•increased risk of default or bankruptcy of our tenants;
•increased risk of our tenants being unable to weather an extended cessation of normal economic activity and thereby impairing their ability to continue functioning as a going concern;
•downgrades of our credit ratings by nationally recognized credit rating agencies;
•our inability to sell properties we may identify for sale due to a general decline in business activity and demand for real estate transactions and, as a result, our inability to redeploy our capital into investments we believe are more beneficial to us;
•our inability to make improvements to our properties due to a construction moratorium or decrease in available construction workers or construction activity, including required inspectors and governmental personnel for permitting and other requirements, or due to a need for us to maintain our liquidity; and
•reduced economic demand resulting from mass employee layoffs or furloughs in response to governmental action taken to slow the spread of the virus that causes COVID-19, which could impact the continued viability of our tenants and the demand for office space at our properties.

Further, the extent and strength of any economic recovery after the COVID-19 pandemic ends or otherwise, are uncertain and subject to various factors and conditions. Our business, operations and financial position may continue to be negatively impacted after the COVID-19 pandemic ends and may remain at depressed levels compared to prior to the outbreak of the COVID-19 pandemic and those conditions may continue for an extended period.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer purchases of equity securities. The following table provides information about our purchases of our equity securities during the quarter ended September 30, 2020:

Maximum
			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares that
	Number of		as Part of Publicly	May Yet Be Purchased
	Shares	Average Price	Announced Plans	Under the Plans or
Calendar Month	Purchased (1)	Paid per Share	or Programs	Programs
September 2020	17,448	$21.61	—	$—
Total	17,448	$21.61	—	$—
(1)These common share withholdings and purchases were made to satisfy tax withholding and payment obligations of our officers and officers and employees of RMR LLC in connection with awards of our common shares and the vesting of those and prior awards of common shares to them. We withheld and purchased these shares at their fair market values based upon the trading prices of our common shares at the close of trading on Nasdaq on the purchase dates.
Item 6. Exhibits

Exhibit Number	Description
3.1
Composite Copy of Amended and Restated Declaration of Trust, dated June 8, 2009, as amended to date. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020.)

3.2	Amended and Restated Bylaws of the Company, adopted March 27, 2019. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 28, 2019.)

4.1	Form of Common Share Certificate. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2018 filed on March 1, 2019.)

4.2	Indenture, dated as of August 18, 2014, between the Company and U.S. Bank National Association. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 18, 2014.)

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

4.12	Authentication Order, dated as of September 24, 2020, from the Company to U.S. Bank National association, relating to the Company’s 4.50% Senior Notes due 2025. (Filed herewith.)

4.13
Registration Rights and Lock-Up Agreement, dated as of June 5, 2015, among the Company, ABP Trust (f/k/a Reit Management & Research Trust) and Adam D. Portnoy. (Incorporated by reference to the Company’s Current Report on Form 8‑K filed on June 8, 2015.)

10.1	Form of Share Award Agreement. (Filed herewith.)

31.1	Rule 13a-14(a) Certification. (Filed herewith.)

31.2	Rule 13a-14(a) Certification. (Filed herewith.)

32.1	Section 1350 Certification. (Furnished herewith.)

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document. (Filed herewith.)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (Filed herewith.)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (Filed herewith.)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (Filed herewith.)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (Filed herewith.)
104	Cover Page Interactive Data File. (Formatted as Inline XBRL and contained in Exhibit 101.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OFFICE PROPERTIES INCOME TRUST

By:	/s/ David M. Blackman
David M. Blackman
President and Chief Executive Officer
Dated: October 30, 2020

By:	/s/ Matthew C. Brown
Matthew C. Brown
Chief Financial Officer and Treasurer
(principal financial officer and principal accounting officer)
Dated: October 30, 2020