Form 10-K
period 2020-12-31
OFFICE PROPERTIES INCOME TRUST
filed 2021-02-19
CIK 1456772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The aggregate market value of the voting common shares of beneficial interest, $.01 par value, or common shares, of the registrant held by non-affiliates was approximately $1.2 billion based on the $25.97 closing price per common share on The Nasdaq Stock Market LLC on June 30, 2020. For purposes of this calculation, an aggregate of 844,032 common shares held directly by, or by affiliates of, the trustees and the executive officers of the registrant have been included in the number of common shares held by affiliates.
Number of the registrant’s common shares outstanding as of February 18, 2021: 48,318,366.
References in this Annual Report on Form 10-K to the Company, OPI, we, us or our mean Office Properties Income Trust and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated by reference to our definitive Proxy Statement for the 2021 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended December 31, 2020.

Warning Concerning Forward-Looking Statements
This Annual Report on Form 10-K contains statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other securities laws. Also, whenever we use words such as “believe”, “expect”, “anticipate”, “intend”, “plan”, “estimate”, “will”, “may” and negatives or derivatives of these or similar expressions, we are making forward-looking statements. These forward-looking statements are based upon our present intent, beliefs or expectations, but forward-looking statements are not guaranteed to occur and may not occur. Forward-looking statements in this Annual Report on Form 10-K relate to various aspects of our business, including:
•The duration and severity of the economic impact resulting from the COVID-19 pandemic and its impact on us and our tenants and our tenants’ ability and willingness to pay us rent,
•Our expectations about the financial strength of our tenants,
•The likelihood that our rents will increase when we renew or extend our leases or enter new leases,
•Our belief that we are in a position to opportunistically recycle and deploy capital,
•Our expectations that the diversity and other characteristics of our property portfolio and our financial resources will result in our ability to successfully withstand the current economic conditions,
•The likelihood that our tenants will renew or extend their leases and not exercise early termination options pursuant to their leases or that we will obtain replacement tenants, on terms as favorable to us as our prior leases,
•The likelihood that our tenants will be negatively affected by cyclical economic conditions or government budget constraints and, if so, the impact that may have on their ability and willingness to lease our properties and pay us rent,
•Our ability to successfully execute our capital recycling program,
•The expectation that, as a result of the COVID-19 pandemic, leasing activity may further slow or remain at a reduced level,
•Our ability to pay distributions to our shareholders and to maintain or increase the amount of such distributions,
•Our expectations regarding occupancy at our properties,
•Our expectations regarding our future financial performance including funds from operations, or FFO, normalized funds from operations, or Normalized FFO, and net operating income, or NOI,
•Our expectations regarding demand for leased space,
•Our expectations regarding capital expenditures,
•Our expectation that there will be opportunities for us to acquire, and that we will acquire, additional properties primarily leased to single tenants and tenants with high credit quality characteristics such as government entities,
•Our ability to compete for acquisitions and tenancies effectively,
•Our sales and acquisitions of properties,
•Our policies and plans regarding investments, financings and dispositions,
•Our ability to appropriately balance our use of debt and equity capital,
•The future availability of borrowings under our revolving credit facility,
•Our ability to raise debt or equity capital,
•Our ability to pay interest on and principal of our debt,
•Our ability to maintain sufficient liquidity during the duration of the COVID-19 pandemic and resulting economic downturn,
i

•Our credit ratings,
•Our expectation that we benefit from our relationships with The RMR Group LLC, or RMR LLC,
•The credit qualities of our tenants,
•Our qualification for taxation as a real estate investment trust, or REIT,
•Changes in federal or state tax laws, and
•Other matters.
Our actual results may differ materially from those contained in or implied by our forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors, some of which are beyond our control. Risks, uncertainties and other factors that could have a material adverse effect on our forward-looking statements and upon our business, results of operations, financial condition, FFO, Normalized FFO, NOI, cash flows, liquidity and prospects include, but are not limited to:
•The impact of conditions in the economy, including the COVID-19 pandemic and its aftermath, and the capital markets on us and our tenants,
•Competition within the real estate industry, particularly in those markets in which our properties are located,
•The impact of changes in the real estate needs and financial conditions of our tenants,
•Compliance with, and changes to, federal, state and local laws and regulations, accounting rules, tax laws and similar matters,
•The impact of any U.S. government shutdown on our ability to collect rents or pay our operating expenses, debt obligations and distributions to shareholders on a timely basis,
•Actual and potential conflicts of interest with our related parties, including our Managing Trustees, RMR LLC and others affiliated with them,
•Limitations imposed on our business and our ability to satisfy complex rules in order for us to maintain our qualification for taxation as a REIT for U.S. federal income tax purposes, and
•Acts of terrorism, outbreaks of pandemics, including the COVID-19 pandemic, or other manmade or natural disasters beyond our control.
For example:
•Our ability to make future distributions to our shareholders and to make payments of principal and interest on our indebtedness depends upon a number of factors, including our receipt of rent from our tenants, our future earnings, the capital costs we incur to lease our properties and our working capital requirements. We may be unable to pay our debt obligations or to maintain our current rate of distributions on our common shares and future distributions may be reduced or eliminated,
•Our ability to grow our business and increase our distributions depends in large part upon our ability to buy properties and lease them for rents, less their property operating costs, that exceed our capital costs. We may be unable to identify properties that we want to acquire, and we may fail to reach agreement with the sellers and complete the purchases of any properties we want to acquire. In addition, any properties we may acquire may not provide us with rents less property operating costs that exceed our capital costs or achieve our expected returns,
•We may fail to maintain, or we may elect to change, our target payout ratio for distributions to shareholders of 75% of cash available for distribution, or CAD, or our distribution rate. Further, our Board of Trustees considers many factors when setting distribution rates, including our historical and projected income, Normalized FFO, CAD, the then current and expected needs and availability of cash to pay our obligations and fund our investments, distributions which may be required to be paid to maintain our qualification for taxation as a REIT and other factors deemed relevant by our Board of Trustees. Accordingly, future distribution rates may be increased or decreased and there is no assurance as to the rate at which future distributions will be paid,

•We expect to selectively sell properties from time to time when we determine our continued ownership or ongoing required capital expenditures will not achieve desired returns or when we believe we can successfully pursue more desirable opportunities than retaining those properties. We cannot be sure we will sell any of these properties or what the terms of any sales may be nor that we will acquire replacement properties that improve our asset quality or our ability to increase our distributions to shareholders,
•We may not succeed in maintaining our leverage consistent with our current investment grade ratings or levels that the market or credit rating agencies believe are appropriate,
•Some of our tenants may not renew expiring leases or they may exercise their rights, if any, to vacate their space before the stated expirations of their leases, and we may be unable to obtain new tenants to maintain or increase the historical occupancy rates of, or rents from, our properties,
•Rents that we can charge at our properties may decline upon renewals or expirations because of changing market conditions or otherwise,
•Leasing for some of our properties depends on a private sector single tenant and we may be adversely affected by the bankruptcy, insolvency, a downturn of business or a lease termination of such single tenant,
•Our belief that there is a likelihood that tenants may renew or extend our leases prior to their expirations whenever they have made significant investments in the leased properties, or because those properties may be of strategic importance to them, may not be realized,
•Overall new leasing volume may decrease more than we currently expect. In addition, if the COVID-19 pandemic and the current economic conditions continue for an extended period or worsen, our tenants may become unable to pay rent or they may elect to not renew their leases with us. Further, some of our government leases provide the tenant with certain rights to terminate their lease early. Budgetary and other fiscal pressures may result in some governmental tenants terminating their leases early or not renewing their leases. In addition, the COVID-19 pandemic has caused changes in workplace practices, including increased remote work arrangements. To the extent those practices become permanent or increased, leasing demand for office space may decline. As a result of these factors, our tenant retention levels could decline,
•Our belief that we are well positioned to opportunistically recycle and deploy capital may not be realized. We may fail to identify and execute on opportunities to deploy capital and any deployment of capital we may make may not result in the returns that we expect,
•Our perception that, as a result of the COVID-19 pandemic, government tenants may seek to manage space utilization rates in order to provide greater physical distancing for employees, may prove incorrect,
•Our perception that recent activity prior to the outbreak of the COVID-19 pandemic suggested that the government had begun to shift its leasing strategy to include longer term leases and that the government was actively exploring 10 to 20 year lease terms at renewal, in some instances, may mistakenly imply that these activities are indicative of a trend or broader change in government leasing strategy or practices that will recommence after the COVID-19 pandemic ends. Further, even if such a trend or change were to recommence, that trend or change may not be sustained by the government,
•Contingencies in our acquisition and sale agreements may not be satisfied and any expected acquisitions and sales and any related lease arrangements we expect to enter may not occur, may be delayed or the terms of such transactions or arrangements may change,
•We expect to pursue accretively growing our property portfolio. However, we may not succeed in making acquisitions that are accretive and future acquisitions could be dilutive,
•The competitive advantages we believe we have may not in fact exist or provide us with the advantages we expect. We may fail to maintain any of these advantages or our competition may obtain or increase their competitive advantages relative to us,
•We intend to conduct our business activities in a manner that will afford us reasonable access to capital for investment and financing activities. However, we may not succeed in this regard and we may not have reasonable access to capital,

•Continued availability of borrowings under our revolving credit facility is subject to our satisfying certain financial covenants and other credit facility conditions that we may be unable to satisfy,
•Actual costs under our revolving credit facility will be higher than LIBOR plus a premium because of fees and expenses associated with such debt,
•The interest rates payable under our floating rate debt obligations depend upon our credit ratings. If our credit ratings are downgraded, our borrowing costs will increase,
•Our ability to access debt capital and the cost of our debt capital will depend in part on our credit ratings. If our credit ratings are downgraded, we may not be able to access debt capital or the debt capital we can access may be expensive,
•We may be unable to repay our debt obligations when they become due,
•The maximum borrowing availability under our revolving credit facility may be increased to up to $1.95 billion in certain circumstances; however, increasing the maximum borrowing availability under our revolving credit facility is subject to our obtaining additional commitments from lenders, which may not occur,
•We have the option to extend the maturity date of our revolving credit facility upon payment of a fee and meeting other conditions; however, the applicable conditions may not be met,
•We may incur significant costs to prepare a property for tenancy, particularly for single tenant properties,
•We may spend more for capital expenditures than we currently expect,
•We may fail to obtain development rights or entitlements that we may seek for development and other projects we may wish to conduct at our properties,
•Our existing joint venture arrangements and any other joint venture arrangements that we may enter may not be successful,
•We believe that we are well positioned to weather the present disruptions of the COVID-19 pandemic facing the real estate industry and the economy generally. However, the full extent of the future impact of the COVID-19 pandemic is unknown and we may not realize similar or better operating results in the future,
•We believe that the near term impact of the COVID-19 pandemic to us will not be material due to the strength of our tenant base. However, if the COVID-19 pandemic and the current economic conditions continue for an extended period of time or worsen, our tenants may be significantly adversely impacted, which may result in those tenants seeking relief from their rent obligations, their inability to pay rent, the termination of their leases or our tenants not renewing their leases or renewing their leases for less space. Therefore, the impact we experience in the near term may be worse than we currently expect and our results of operations and financial position may be negatively affected,
•We have granted requests to some of our tenants to defer payments over, in most cases, a 12-month period, certain of which commenced in 2020. However, current market and economic conditions may deteriorate further and the rent assistance granted by us may not be sufficient to ensure that tenants will be able to meet their rent payment obligations under their leases with us, which may result in an increase in tenant defaults and terminations,
•The business and property management agreements between us and RMR LLC have continuing 20 year terms. However, those agreements permit early termination in certain circumstances. Accordingly, we cannot be sure that these agreements will remain in effect for continuing 20 year terms,
•We believe that our relationships with our related parties, including RMR LLC and others affiliated with them, may benefit us and provide us with competitive advantages in operating and growing our business. However, the advantages we believe we may realize from these relationships may not materialize, and
•It is difficult to accurately estimate leasing related obligations and costs of property repositioning, development and tenant improvement costs. Our unspent leasing related obligations and development costs may cost more and may take longer to complete than we currently expect, and we may incur increased amounts for these and similar purposes in the future.

Currently unexpected results could occur due to many different circumstances, some of which are beyond our control, such as the COVID-19 pandemic and its aftermath, changes in our tenants’ needs for leased space, the ability of the government to approve spending bills to fund the their obligations, acts of terrorism, natural disasters or changes in capital markets or the economy generally.
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

v

OFFICE PROPERTIES INCOME TRUST
2020 FORM 10-K ANNUAL REPORT

PART I
Item 1. Business
Our Company
We are a real estate investment trust, or REIT, formed in 2009 under Maryland law. As of December 31, 2020, our wholly owned properties were comprised of 181 properties containing approximately 24.9 million rentable square feet (all square footage amounts included within this Annual Report on Form 10-K are unaudited) and we had noncontrolling ownership interests in three properties through two unconsolidated joint ventures in which we own 51% and 50% interests. As of December 31, 2020, our properties have an undepreciated carrying value of approximately $3.5 billion and a depreciated carrying value of approximately $3.1 billion, excluding properties classified as held for sale. As of December 31, 2020, our properties were leased to 349 different tenants, with a weighted average remaining lease term (based on annualized rental income) of approximately 5.1 years. The U.S. government is our largest tenant, representing approximately 25.2% of our annualized rental income as of December 31, 2020. The term annualized rental income as used herein is defined as the annualized contractual base rents from our tenants pursuant to our lease agreements as of December 31, 2020, plus straight line rent adjustments and estimated recurring expense reimbursements to be paid to us, and excluding lease value amortization.
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
To varying degrees, states and municipalities across the United States have generally allowed most businesses to re-open and have generally eased restrictions they had previously implemented in response to the COVID-19 pandemic, often in stages that are phased in over time, although some states and municipalities have recently re-imposed certain restrictions in response to increases in COVID-19 infections. Economic data have indicated that the U.S. economy has improved since the lowest periods experienced in March and April 2020, although the U.S. gross domestic product remains below pre-pandemic levels. It is unclear whether the increases in the number of COVID-19 infections will continue or amplify, or whether the vaccines and other therapeutic treatments for COVID-19 that currently are or may become available will be successful in slowing or ending the pandemic. If the COVID-19 pandemic continues and vaccines and other therapeutic treatments do not become widely available or are not effective, we expect that there will continue to be adverse effects on human health and safety, the economy and our business.
Our business is focused on leasing office space to primarily single tenants and those with high credit quality characteristics such as government entities. Although, to date, the COVID-19 pandemic has not had a significant impact on our business, we have received requests from some of our tenants for rent assistance. As of February 16, 2021, we have granted temporary rent assistance totaling $2.5 million to 19 tenants who represent approximately 3.3% of our annualized rental income as of December 31, 2020. This assistance generally entails a deferral of, in most cases, one month of rent pursuant to deferred payment plans which require the deferred rent amounts be payable over a 12-month period, certain of which commenced in 2020. As of February 16, 2021, we have collected $2.0 million, or 78.5%, of our granted rent deferrals.
We continue to closely monitor the impact of the COVID-19 pandemic on all aspects of our business, including:
•our tenants and their ability to withstand the current economic conditions and continue to pay us rent;
•our operations, liquidity and capital needs and resources;
•conducting financial modeling and sensitivity analyses;
•actively communicating with our tenants and other key constituents and stakeholders in order to help assess market conditions, opportunities and best practices and mitigate risks and potential adverse impacts;
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
We believe that our current financial resources, the characteristics of our portfolio, including the diversity of our tenant base, both geographically and by industry, and the financial strength and resources of our tenants, will enable us to withstand the COVID-19 pandemic and perhaps present opportunities for us to strategically deploy our capital. As of February 18, 2021, we had:
•$750.0 million of availability under our revolving credit facility;
•no significant debt maturities until 2022; and
•64.8% of our annualized rental income, as of December 31, 2020, derived from investment grade tenants (as described below).
We do not have any employees and the personnel and various services we require to operate our business are provided to us by The RMR Group LLC, or RMR LLC, pursuant to our business and property management agreements with RMR LLC. RMR LLC has implemented enhanced cleaning protocols and social distancing guidelines at its corporate headquarters and its regional offices, as well as business continuity plans to ensure RMR LLC employees remain safe and able to support us and other companies managed by RMR LLC or its subsidiaries, including providing appropriate information technology such as notebook computers, smart phones, computer applications, information technology security applications and technology support.
With respect to our properties, RMR LLC has implemented protocols and procedures at our properties based on recommended guidelines from the U.S. Centers for Disease Control and Prevention and other regulatory agencies for the purpose of mitigating the potential for spreading of COVID-19 infections. All RMR LLC property management and engineering personnel have been trained on COVID-19 precaution procedures and RMR LLC’s property management teams have also established business continuity plans to ensure operational stability at our properties. Included among the protocols and procedures implemented by RMR LLC are the following:
•sanitizing high touch points in common areas and restrooms;
•shutting down certain building amenities;
•prudently managing the execution or deferment of tenant work orders to limit RMR LLC staff and tenant interactions at our properties;
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
•requiring vendors to follow best practices under COVID-19 pandemic conditions, including providing RMR LLC with documented preventative measures for vendors’ employees and requiring vendors’ staff to wear appropriate personal protective equipment when working at our properties; and
•altering cleaning schedules to perform vacuuming at times intended to reduce the potential airborne spread of the virus.
Additionally, as our properties experience lower tenant utilization rates, RMR LLC has worked to reduce and optimize our operating costs at our properties by:
•deferring non-emergency work;
•implementing energy reduction protocols for lighting and HVAC systems;

•reducing non-essential building services and staff; and
•reducing the frequency of trash removal.
RMR LLC has significantly reduced all non-essential work travel and its regional leadership personnel have not been allowed to work in the same locations at the same time. RMR LLC also requires its employees who work at our properties to use personal protective equipment and business continuity bonus payments have been provided to certain essential workers at our properties. RMR LLC’s regional management offices are currently limiting walk-in visitors and maintaining maximum office occupancy limits as required by state and local guidelines, including weekly rotations of employees as needed.
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
As a result of these uncertainties, we are unable to determine what the ultimate impact will be on our, our tenants’ and other stakeholders’ businesses, operations, financial results and financial position. For more information and risks relating to the COVID-19 pandemic on us and our business, see Part I, Item 1A, “Risk Factors” of this Annual Report on Form 10-K.
Merger with Select Income REIT
On December 31, 2018, we completed our acquisition of Select Income REIT, or SIR, a REIT that owned properties primarily net leased to single tenants, pursuant to a merger transaction, or the SIR Merger. As a result of the SIR Merger, we acquired SIR’s property portfolio of 99 properties with approximately 16.5 million rentable square feet.
The aggregate transaction value was approximately $2.4 billion, excluding closing costs of approximately $27.5 million ($14.5 million of which was paid by us and $13.0 million of which was paid by SIR) and including the repayment or assumption of approximately $1.7 billion of SIR debt. For more information regarding the SIR Merger, see Notes 1, 3, 6, 11 and 12 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
Our Business Strategy
Our business plan is to focus on owning, operating and leasing properties primarily leased to single tenants and those with high credit quality characteristics such as government entities. We seek to maintain our properties, extend or enter new leases as leases approach expiration as well as enter new leases for our vacant space and selectively acquire additional properties.
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
We expect to selectively sell properties from time to time when we determine our continued ownership or ongoing required capital expenditures will not achieve desired returns or when we believe we can successfully pursue more desirable opportunities than retaining those properties. We also expect to use sales proceeds to acquire new properties that we believe will help us reduce the average age of our properties, lengthen our weighted average lease term, reduce our ongoing capital requirements and/or increase our distributions to shareholders. We refer to this as our capital recycling program.
Our Growth Strategy
Our internal growth strategy is to attempt to increase the rents we receive from our current properties and to increase occupancy by leasing vacant space. To achieve rent or occupancy increases we may invest in our properties through repositionings, development or improvements requested by existing tenants or to induce lease renewals or new tenant leases when our current leases expire or vacant space is leased. However, as noted above, our ability to increase occupancy or to maintain or increase the rents we receive from our current properties will depend in large part upon market conditions, many of which are beyond our control.
Our external growth strategy is defined by our investment policies, including our capital recycling program, and our acquisition, disposition and financing policies.
Our Investment Policies
Our primary investment objectives include acquiring properties that produce yields that are greater than the yields of properties we are disposing in connection with our capital recycling program, as well as acquiring properties with yields that are greater than our cost of capital, with a goal of (1) improving the asset quality of our portfolio by reducing the average age of our properties, lengthening the weighted average term of our leases and increasing the likelihood of retaining our tenants, and (2) increasing our distributions to shareholders. To achieve these objectives, we seek to: (a) invest in institutional quality properties with high credit quality tenants; (b) use proceeds from our capital recycling program to fund additional investments and to maintain leverage consistent with our current investment grade ratings; (c) when market conditions permit, refinance debt with long term debt or additional equity; and (d) pursue diversification so that our cash flow from operations comes from diverse properties and tenants.
Acquisition Policies. We currently intend to focus our investments primarily in U.S. office properties in markets we believe have strong economic fundamentals to support growth, including (1) properties leased to single tenants that are strategic to the tenants and which may include built-to-suit properties, specialty uses, corporate headquarters and properties where tenants have invested meaningful capital, with a minimum remaining lease term of at least seven years and (2) properties leased to government tenants, including single and multi-tenant properties, with a focus on agencies that have high security needs or a mission strategic to the properties’ location. We also expect to seek investments primarily in first generation properties where we believe there is a reasonably high likelihood of renewing the tenants in place and where we expect ongoing capital needs to be relatively modest when compared to older properties.
We expect to use the extensive nationwide resources of our manager, RMR LLC, to locate and manage the acquisition of such properties. We expect most of our future acquisitions will be office properties; however, we may consider acquiring other types of properties, including properties with specialty uses and properties which have a mix of retail or housing uses, or acquiring properties with the purpose of redeveloping them in conjunction with properties we own. We also expect to further diversify our sources of rents, which we expect would improve the security of our revenues.
In implementing our acquisition strategy, we consider a range of factors relating to proposed property purchases including:
•the return on the properties being sold to finance any acquisition or redevelopment compared to the projected returns we may realize by owning the property we would acquire or redevelop;
•our cost of capital compared to the projected returns we may realize by owning the property;
•the pricing of comparable properties as evidenced by recent arm’s length market sales;
•the strategic fit of the property with the rest of our properties and how it may strategically improve key attributes of our portfolio;
•the ongoing and expected capital requirements for the property;
•the market location of the property and our assessment of rent growth for that market;
•the likelihood of the tenant(s) renewing at lease expiration;
•the type of property (e.g., single tenant or multi-tenant, etc.);

•the growth, tax and regulatory environments of the market in which the property is located;
•the occupancy and demand for similar properties in the same or nearby markets;
•the current or potential market position of the property;
•the historic and projected rents received and likely to be received from the property;
•the historic and expected operating expenses, incurred and expected to be incurred at the property;
•the remaining term of the lease(s) at the property and other lease terms;
•the industry(ies) in which the tenant(s) operate;
•the experience and credit quality of the property’s tenant(s);
•the current and expected future space utilization at the property by its tenant(s);
•the construction quality, physical condition, age and design of the property;
•the use and size of the property;
•the price at which the property may be acquired or redeveloped;
•the estimated replacement cost of the property; and
•the existence of alternative sources, uses or needs for our capital, including our debt leverage.
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
Disposition Policies. We expect to sell properties, from time to time, in order to recycle capital into properties that we believe have better long term earnings potential. We make disposition decisions based on a number of factors including, but not limited to, the following:
•the estimated sales price or value we may receive by selling the property;
•the capital required to maintain the property;
•our intended use of the proceeds we may realize from the sale of a property;
•our expectation regarding tenant lease renewals or the likelihood of finding (a) replacement tenant(s) if the property has significant vacancies or is likely to become substantially vacant;
•our evaluation of future rent for the property relative to leasing costs;
•the strategic fit of the property or investment with the rest of our portfolio;

•the remaining length of the current lease(s) and its (their) other terms;
•the potential costs associated with finding replacement tenant(s), including tenant improvements, leasing commissions and concessions, the cost to operate the property while vacant and building improvement capital, as compared to our projected returns from future rents;
•the occupancy of the property;
•the future expected space utilization of the tenant(s) and the potential impact that may have on occupancy at the property;
•whether the property’s tenant(s) is (are) current on its (their) lease obligation(s);
•our evaluation of the property’s tenant(s) ability to pay its (their) contractual rents;
•the tax implications to us and our shareholders of any proposed dispositions;
•our financial position and needs from time to time; and
•the existence of alternative sources, uses or needs for capital, including our debt leverage.
Our Board of Trustees may change our disposition policies without a vote of, or notice to, our shareholders.
Our Financing Policies
To qualify for taxation as a REIT under the United States Internal Revenue Code of 1986, as amended, or the IRC, we must distribute at least 90% of our annual REIT taxable income (excluding net capital gains). Accordingly, we generally will not be able to retain sufficient cash to fund our operations, repay our debts, invest in our properties and fund acquisitions and development and redevelopment efforts. We expect to use proceeds from our capital recycling program to fund acquisitions and development and redevelopment efforts and to maintain leverage consistent with our current investment grade ratings. We also expect to repay our debts, invest in our properties and fund acquisitions and development and redevelopment efforts with borrowings under our revolving credit facility (as defined below), proceeds from debt or equity securities we may issue or retained cash from operations that may exceed our distributions paid. To the extent we obtain additional debt financing, we may do so on an unsecured or a secured basis. We may seek to obtain lines of credit or to issue securities senior to our common shares, including preferred shares or debt securities, which may be convertible into our common shares or be accompanied by warrants to purchase our common shares. We may also finance acquisitions by assuming debt or through the issuance of equity or other securities. The proceeds from any of our financings may be used to pay distributions, to provide working capital, to refinance existing indebtedness or to finance acquisitions, developments or redevelopments of existing or new properties.
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
We currently have a $750.0 million unsecured revolving credit facility, or our revolving credit facility, that we use for working capital and general business purposes, including to fund acquisitions and development or redevelopment efforts on an interim basis until we may refinance with equity or term debt. In some instances, we may assume outstanding mortgage debt in connection with our acquisitions or place new mortgages on properties we own. For more information regarding our financing sources and activities, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Our Investment and Financing Liquidity and Resources” included in Part II, Item 7 of this Annual Report on Form 10-K.
Generally, we intend to manage our leverage in a way that may allow us to maintain “investment grade” ratings from nationally recognized rating organizations. However, we cannot be sure that we will be able to maintain our investment grade ratings in the future.
Our Board of Trustees may change our financing policies at any time without a vote of, or notice to, our shareholders.

Other Information
Employees. We have no employees. Services which would otherwise be provided to us by employees are provided by RMR LLC and by our Managing Trustees and officers. As of December 31, 2020, RMR LLC had over 600 full time employees in its headquarters and regional offices located throughout the United States.
Our Manager. The RMR Group Inc., or RMR Inc., is a holding company and substantially all of its business is conducted by its majority owned subsidiary, RMR LLC. The Chair of our Board of Trustees and one of our Managing Trustees, Adam D. Portnoy, is the sole trustee, an officer and the controlling shareholder of ABP Trust, which is the controlling shareholder of RMR Inc., a managing director and the president and chief executive officer of RMR Inc. and an officer and employee of RMR LLC. David Blackman resigned as our President and Chief Executive Officer, effective December 31, 2020. However, Mr. Blackman will continue as our Managing Trustee until June 30, 2021 or such earlier date as his successor Managing Trustee is elected to our Board. In replacement of Mr. Blackman, Christopher J. Bilotto was appointed as our President and Chief Operating Officer, effective January 1, 2021. Mr. Bilotto previously served as our Vice President and Chief Operating Officer, and he is an officer and employee of RMR LLC. Our day to day operations are conducted by RMR LLC. RMR LLC originates and presents investment and divestment opportunities to our Board of Trustees and provides management and administrative services to us. RMR LLC has a principal place of business at Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts 02458-1634, and its telephone number is (617) 796-8390.
RMR LLC or its subsidiaries also act as the manager to Diversified Healthcare Trust, or DHC, Industrial Logistics Properties Trust, or ILPT, RMR Mortgage Trust (formerly known as RMR Real Estate Income Fund), or RMRM, Service Properties Trust, or SVC, and Tremont Mortgage Trust, or TRMT, and provides management and other services to other private and public companies, including Five Star Senior Living Inc., or Five Star, TravelCenters of America Inc., or TA, and Sonesta International Hotels Corporation, or Sonesta. As of the date of this Annual Report on Form 10-K, the executive officers of RMR LLC are: Adam D. Portnoy, President and Chief Executive Officer; Jennifer B. Clark, Executive Vice President, General Counsel and Secretary; Jennifer F. Francis, Executive Vice President, Matthew P. Jordan, Executive Vice President, Chief Financial Officer and Treasurer; John G. Murray, Executive Vice President; and Jonathan M. Pertchik, Executive Vice President. Our President and Chief Operating Officer, Christopher J. Bilotto is a Senior Vice President of RMR LLC. Our Chief Financial Officer and Treasurer, Matthew C. Brown, is also a Senior Vice President of RMR LLC. Other officers of RMR LLC also serve as officers of other companies to which RMR LLC or its subsidiaries provide management services.
Sustainability. In reaction to the Energy Policy Act of 2005, the U.S. government has instituted “green lease” policies which include the “Promotion of Energy Efficiency and Use of Renewable Energy” as one of the factors it considers when leasing property. The Energy Independence and Security Act of 2007 also allows the General Services Administration, or GSA, to give preference to properties for lease that have received an “ENERGY STAR” certification. The ENERGY STAR program is a joint program of the U.S. Environmental Protection Agency and the U.S. Department of Energy which is focused on promoting energy efficient products and properties. Properties that reach a specified level of energy efficiency may receive the ENERGY STAR recognition for a period of 12 months before the requirement that they be recertified. Furthermore, certain properties are not eligible for ENERGY STAR certification. For example, lab uses, medical office properties and properties less than 50% occupied cannot be ENERGY STAR certified. As of February 16, 2021, we have submitted 46 of our properties containing an aggregate of 6.5 million rentable square feet (31.9% and 34.4% of our eligible properties and eligible rentable square feet, respectively) for consideration for ENERGY STAR certification. Of the 46 properties submitted for consideration, 31 have been awarded and none have been denied.
The U.S. Government’s “green lease” policies also permit government tenants to require Leadership in Energy and Environmental Design, or LEED®, designation in selecting new premises or renewing leases at existing premises. The LEED® designation program is administered by the U.S. Green Building Council, a nonprofit organization focused on promoting environmental sustainability for the built environment. Properties that reach specified levels of sustainability may receive a LEED® designation. As of December 31, 2020, 28 of our properties with an aggregate of 4.5 million rentable square feet (15.5% and 18.2% of our total properties and total rentable square feet, respectively) were LEED® designated.
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
Additionally, in July 2020, RMR LLC released its first annual Sustainability Report, which summarizes the environmental, social and governance initiatives RMR LLC and its client companies, including OPI, employ. RMR LLC’s Sustainability

Report may be accessed on RMR Inc.’s website at www.rmrgroup.com/corporate-sustainability/default.aspx. The information on or accessible through RMR Inc.’s website is not incorporated by reference into this Annual Report on Form 10-K.
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
Competition. Investing in and operating real estate properties is a highly competitive business. We compete against publicly traded and private REITs, numerous financial institutions, individuals and public and private companies, including entities funded by both domestic and foreign capital, who are actively engaged in this business. Some of our competitors may have greater financial and other resources, or lower costs of capital than us. Also, we compete for investments based on a number of factors, including purchase prices, closing terms, underwriting criteria and our and RMR LLC’s reputations. Our ability to successfully compete is also materially impacted by the availability and cost of capital to us. We do not believe we have a dominant position in any of the geographic markets in which we operate, but some of our competitors are dominant in selected markets. We believe the experience and abilities of our management and our manager, the quality of our properties, the diversity and credit qualities of our tenants, and the structure of our leases may afford us some competitive advantages and allow us to operate our business successfully despite the competitive nature of our business. For additional information about competition and other risks associated with our business, see “Risk Factors” included in Part I, Item 1A of this Annual Report on Form 10-K.
Leases. We have leases with government entities, including the U.S. government, state governments and other government tenants as well as non-government tenants. Some of our leases allow government and non-government tenants to vacate the leased premises before the stated expirations of their leases with little or no liability, or with penalty, by exercising early termination rights. For additional information about tenants’ rights to terminate leases early, see “Risk Factors—Risks Related to Our Business—Some tenants have the right to terminate their leases prior to their lease expiration date and changes in our tenants’ requirements for leased space may adversely affect us.” included in Part I, Item 1A and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Property Operations” included in Part II, Item 7 of this Annual Report on Form 10-K.
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
Segment Information. As of December 31, 2020, we had one operating segment: direct ownership of real estate properties. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7 of this Annual Report on Form 10-K and our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
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
MATERIAL UNITED STATES FEDERAL INCOME TAX CONSIDERATIONS
The following summary of material United States federal income tax considerations is based on existing law and is limited to investors who own our shares as investment assets rather than as inventory or as property used in a trade or business. The summary does not discuss all of the particular tax considerations that might be relevant to you if you are subject to special rules under federal income tax law, for example if you are:

•a bank, insurance company or other financial institution;
•a regulated investment company or REIT;
•a subchapter S corporation;
•a broker, dealer or trader in securities or foreign currencies;
•a person who marks-to-market our shares for U.S. federal income tax purposes;
•a U.S. shareholder (as defined below) that has a functional currency other than the U.S. dollar;
•a person who acquires or owns our shares in connection with employment or other performance of services;
•a person subject to alternative minimum tax;
•a person who acquires or owns our shares as part of a straddle, hedging transaction, constructive sale transaction, constructive ownership transaction or conversion transaction, or as part of a “synthetic security” or other integrated financial transaction;
•a person who owns 10% or more (by vote or value, directly or constructively under the IRC) of any class of our shares;
•a U.S. expatriate;
•a non-U.S. shareholder (as defined below) whose investment in our shares is effectively connected with the conduct of a trade or business in the United States;
•a nonresident alien individual present in the United States for 183 days or more during an applicable taxable year;
•a “qualified shareholder” (as defined in Section 897(k)(3)(A) of the IRC);
•a “qualified foreign pension fund” (as defined in Section 897(l)(2) of the IRC) or any entity wholly owned by one or more qualified foreign pension funds;
•a person subject to special tax accounting rules as a result of their use of applicable financial statements (within the meaning of Section 451(b)(3) of the IRC); or
•except as specifically described in the following summary, a trust, estate, tax-exempt entity or foreign person.
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
Your federal income tax consequences generally will differ depending on whether or not you are a “U.S. shareholder.” For purposes of this summary, a “U.S. shareholder” is a beneficial owner of our shares that is:
•an individual who is a citizen or resident of the United States, including an alien individual who is a lawful permanent resident of the United States or meets the substantial presence residency test under the federal income tax laws;
•an entity treated as a corporation for federal income tax purposes that is created or organized in or under the laws of the United States, any state thereof or the District of Columbia;
•an estate the income of which is subject to federal income taxation regardless of its source; or
•a trust if a court within the United States is able to exercise primary supervision over the administration of the trust and one or more U.S. persons have the authority to control all substantial decisions of the trust, or, to the extent provided in Treasury regulations, a trust in existence on August 20, 1996 that has elected to be treated as a domestic trust;
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
As a REIT, we generally are not subject to federal income tax on our net income distributed as dividends to our shareholders. Distributions to our shareholders generally are included in our shareholders’ income as dividends to the extent of our available current or accumulated earnings and profits. Our dividends are not generally entitled to the preferential tax rates on qualified dividend income, but a portion of our dividends may be treated as capital gain dividends or as qualified dividend income, all as explained below. In addition, for taxable years beginning before 2026 and pursuant to the deduction-without-outlay mechanism of Section 199A of the IRC, our noncorporate U.S. shareholders that meet specified holding period requirements are generally eligible for lower effective tax rates on our dividends that are not treated as capital gain dividends or as qualified dividend income. No portion of any of our dividends is eligible for the dividends received deduction for corporate shareholders. Distributions in excess of our current or accumulated earnings and profits generally are treated for federal income tax purposes as returns of capital to the extent of a recipient shareholder’s basis in our shares, and will reduce this basis. Our current or accumulated earnings and profits are generally allocated first to distributions made on our preferred shares, of which there are none outstanding at this time, and thereafter to distributions made on our common shares. For all these purposes, our distributions include cash distributions, any in kind distributions of property that we might make, and deemed or constructive distributions resulting from capital market activities (such as some redemptions), as described below.
Our counsel, Sullivan & Worcester LLP, is of the opinion that we have been organized and have qualified for taxation as a REIT under the IRC for our 2009 through 2020 taxable years, and that our current and anticipated investments and plan of operation will enable us to continue to meet the requirements for qualification and taxation as a REIT under the IRC. Our counsel’s opinions are conditioned upon the assumption that our leases, our declaration of trust, and all other legal documents to which we have been or are a party have been and will be complied with by all parties to those documents, upon the accuracy and completeness of the factual matters described in this Annual Report on Form 10-K and upon representations made by us to our counsel as to certain factual matters relating to our organization and operations and our expected manner of operation. If this assumption or a description or representation is inaccurate or incomplete, our counsel’s opinions may be adversely affected and may not be relied upon. The opinions of our counsel are based upon the law as it exists today, but the law may change in the future, possibly with retroactive effect. Given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, and the possibility of future changes in our circumstances, neither Sullivan & Worcester LLP nor we can be sure that we will qualify as or be taxed as a REIT for any particular year. Any opinion of Sullivan & Worcester LLP as to our qualification or taxation as a REIT will be expressed as of the date issued. Our counsel will have no obligation to advise us or our shareholders of any subsequent change in the matters stated, represented or assumed, or of any subsequent change in the applicable law. Also, the opinions of our counsel are not binding on either the IRS or a court, and either could take a position different from that expressed by our counsel.
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
If we continue to qualify for taxation as a REIT and meet the tests described below, we generally will not pay federal income tax on amounts we distribute to our shareholders. However, even if we continue to qualify for taxation as a REIT, we may still be subject to federal tax in the following circumstances, as described below:
•We will be taxed at regular corporate income tax rates on any undistributed “real estate investment trust taxable income,” determined by including our undistributed ordinary income and net capital gains, if any.
•If we have net income from the disposition of “foreclosure property,” as described in Section 856(e) of the IRC, that is held primarily for sale to customers in the ordinary course of a trade or business or other nonqualifying income from foreclosure property, we will be subject to tax on this income at the highest regular corporate income tax rate.
•If we have net income from “prohibited transactions”—that is, dispositions at a gain of inventory or property held primarily for sale to customers in the ordinary course of a trade or business other than dispositions of foreclosure property and other than dispositions excepted by statutory safe harbors—we will be subject to tax on this income at a 100% rate.
•If we fail to satisfy the 75% gross income test or the 95% gross income test discussed below, due to reasonable cause and not due to willful neglect, but nonetheless maintain our qualification for taxation as a REIT because of specified cure provisions, we will be subject to tax at a 100% rate on the greater of the amount by which we fail the 75% gross income test or the 95% gross income test, with adjustments, multiplied by a fraction intended to reflect our profitability for the taxable year.
•If we fail to satisfy any of the REIT asset tests described below (other than a de minimis failure of the 5% or 10% asset tests) due to reasonable cause and not due to willful neglect, but nonetheless maintain our qualification for taxation as a REIT because of specified cure provisions, we will be subject to a tax equal to the greater of $50,000 or the highest regular corporate income tax rate multiplied by the net income generated by the nonqualifying assets that caused us to fail the test.
•If we fail to satisfy any provision of the IRC that would result in our failure to qualify for taxation as a REIT (other than violations of the REIT gross income tests or violations of the REIT asset tests described below) due to reasonable cause and not due to willful neglect, we may retain our qualification for taxation as a REIT but will be subject to a penalty of $50,000 for each failure.
•If we fail to distribute for any calendar year at least the sum of 85% of our REIT ordinary income for that year, 95% of our REIT capital gain net income for that year and any undistributed taxable income from prior periods, we will be subject to a 4% nondeductible excise tax on the excess of the required distribution over the amounts actually distributed.
•If we acquire a REIT asset where our adjusted tax basis in the asset is determined by reference to the adjusted tax basis of the asset in the hands of a C corporation, under specified circumstances we may be subject to federal income taxation on all or part of the built-in gain (calculated as of the date the property ceased being owned by the C corporation) on such asset. We generally do not expect to sell assets if doing so would result in the imposition of a material built-in gains tax liability; but if and when we do sell assets that may have associated built-in gains tax exposure, then we expect to make appropriate provision for the associated tax liabilities on our financial statements.
•If we acquire a corporation in a transaction where we succeed to its tax attributes, to preserve our qualification for taxation as a REIT we must generally distribute all of the C corporation earnings and profits inherited in that acquisition, if any, no later than the end of our taxable year in which the acquisition occurs. However, if we fail to do so, relief provisions would allow us to maintain our qualification for taxation as a REIT provided we distribute any subsequently discovered C corporation earnings and profits and pay an interest charge in respect of the period of delayed distribution.
•Our subsidiaries that are C corporations, including our “taxable REIT subsidiaries”, as defined in Section 856(l) of the IRC, or TRSs, generally will be required to pay federal corporate income tax on their earnings, and a 100% tax may be imposed on any transaction between us and one of our TRSs that does not reflect arm’s length terms.
•As discussed below, we have acquired entities by merger that formerly qualified for taxation as REITs. If it is determined that one of these entities failed to satisfy one or more of the REIT tests described below before their respective mergers into us, the IRS might allow us, as such entity’s successor, the same opportunity for relief as though we were the remediating REIT. In such case, such entity would be deemed to have retained its qualification for taxation as a REIT and the relevant penalties or sanctions for remediation would fall upon us in a manner comparable to the above.
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
(6)that is not “closely held,” meaning that during the last half of each taxable year, not more than 50% in value of the outstanding shares are owned, directly or indirectly, by five or fewer “individuals” (as defined in the IRC to include specified tax-exempt entities); and
(7)that meets other tests regarding the nature of its income and assets and the amount of its distributions, all as described below.
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
Taxable REIT Subsidiaries. As a REIT, we are permitted to own any or all of the securities of a TRS, provided that no more than 20% of the total value of our assets, at the close of each quarter, is comprised of our investments in the stock or other securities of our TRSs. Very generally, a TRS is a subsidiary corporation other than a REIT in which a REIT directly or indirectly holds stock and that has made a joint election with its affiliated REIT to be treated as a TRS. A TRS is taxed as a regular C corporation, separate and apart from its affiliated REIT. Our ownership of stock and other securities in our TRSs is exempt from the 5% asset test, the 10% vote test and the 10% value test discussed below.
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
In order to qualify as “rents from real property” within the meaning of Section 856(d) of the IRC, several requirements must be met:
•The amount of rent received generally must not be based on the income or profits of any person, but may be based on a fixed percentage or percentages of receipts or sales.

•Rents generally do not qualify if the REIT owns 10% or more by vote or value of stock of the tenant (or 10% or more of the interests in the assets or net profits of the tenant, if the tenant is not a corporation), whether directly or after application of attribution rules. We generally do not intend to lease property to any party if rents from that property would not qualify as “rents from real property,” but application of the 10% ownership rule is dependent upon complex attribution rules and circumstances that may be beyond our control. Our declaration of trust generally disallows transfers or purported acquisitions, directly or by attribution, of our shares to the extent necessary to maintain our qualification for taxation as a REIT under the IRC. Nevertheless, we cannot be sure that these restrictions will be effective to prevent our qualification for taxation as a REIT from being jeopardized under the 10% affiliated tenant rule. Furthermore, we cannot be sure that we will be able to monitor and enforce these restrictions, nor will our shareholders necessarily be aware of ownership of our shares attributed to them under the IRC’s attribution rules.
•There is a limited exception to the above prohibition on earning “rents from real property” from a 10% affiliated tenant where the tenant is a TRS. If at least 90% of the leased space of a property is leased to tenants other than TRSs and 10% affiliated tenants, and if the TRS’s rent to the REIT for space at that property is substantially comparable to the rents paid by nonaffiliated tenants for comparable space at the property, then otherwise qualifying rents paid by the TRS to the REIT will not be disqualified on account of the rule prohibiting 10% affiliated tenants.
•In order for rents to qualify, a REIT generally must not manage the property or furnish or render services to the tenants of the property, except through an independent contractor from whom it derives no income or through one of its TRSs. There is an exception to this rule permitting a REIT to perform customary management and tenant services of the sort that a tax-exempt organization could perform without being considered in receipt of “unrelated business taxable income” as defined in Section 512(b)(3) of the IRC, or UBTI. In addition, a de minimis amount of noncustomary services provided to tenants will not disqualify income as “rents from real property” as long as the value of the impermissible tenant services does not exceed 1% of the gross income from the property.
•If rent attributable to personal property leased in connection with a lease of real property is 15% or less of the total rent received under the lease, then the rent attributable to personal property will qualify as “rents from real property;” if this 15% threshold is exceeded, then the rent attributable to personal property will not so qualify. The portion of rental income treated as attributable to personal property is determined according to the ratio of the fair market value of the personal property to the total fair market value of the real and personal property that is rented.
•In addition, “rents from real property” includes both charges we receive for services customarily rendered in connection with the rental of comparable real property in the same geographic area, even if the charges are separately stated, as well as charges we receive for services provided by our TRSs when the charges are not separately stated. Whether separately stated charges received by a REIT for services that are not geographically customary and provided by a TRS are included in “rents from real property” has not been addressed clearly by the IRS in published authorities; however, our counsel, Sullivan & Worcester LLP, is of the opinion that, although the matter is not free from doubt, “rents from real property” also includes charges we receive for services provided by our TRSs when the charges are separately stated, even if the services are not geographically customary. Accordingly, we believe that our revenues from TRS-provided services, whether the charges are separately stated or not, qualify as “rents from real property” because the services satisfy the geographically customary standard, because the services have been provided by a TRS, or for both reasons.
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
Absent the “foreclosure property” rules of Section 856(e) of the IRC, a REIT’s receipt of active, nonrental gross income from a property would not qualify under the 75% and 95% gross income tests. But as foreclosure property, the active, nonrental gross income from the property would so qualify. Foreclosure property is generally any real property, including interests in real property, and any personal property incident to such real property:
•that is acquired by a REIT as a result of the REIT having bid on such property at foreclosure, or having otherwise reduced such property to ownership or possession by agreement or process of law, after there was a default or when default was imminent on a lease of such property or on indebtedness that such property secured;
•for which any related loan acquired by the REIT was acquired at a time when the default was not imminent or anticipated; and
•for which the REIT makes a proper election to treat the property as foreclosure property.

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
Property generally ceases to be foreclosure property at the end of the third taxable year following the taxable year in which the REIT acquired the property, or longer if an extension is obtained from the IRS. However, this grace period terminates and foreclosure property ceases to be foreclosure property on the first day:
•on which a lease is entered into for the property that, by its terms, will give rise to income that does not qualify for purposes of the 75% gross income test (disregarding income from foreclosure property), or any nonqualified income under the 75% gross income test is received or accrued by the REIT, directly or indirectly, pursuant to a lease entered into on or after such day;
•on which any construction takes place on the property, other than completion of a building or any other improvement where more than 10% of the construction was completed before default became imminent and other than specifically exempted forms of maintenance or deferred maintenance; or
•which is more than 90 days after the day on which the REIT acquired the property and the property is used in a trade or business which is conducted by the REIT, other than through an independent contractor from whom the REIT itself does not derive or receive any income or a TRS.
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

Asset Tests. At the close of each calendar quarter of each taxable year, we must also satisfy the following asset percentage tests in order to qualify for taxation as a REIT for federal income tax purposes:
•At least 75% of the value of our total assets must consist of “real estate assets,” defined as real property (including interests in real property and interests in mortgages on real property or on interests in real property), ancillary personal property to the extent that rents attributable to such personal property are treated as rents from real property in accordance with the rules described above, cash and cash items, shares in other REITs, debt instruments issued by “publicly offered REITs” as defined in Section 562(c)(2) of the IRC, government securities and temporary investments of new capital (that is, any stock or debt instrument that we hold that is attributable to any amount received by us (a) in exchange for our stock or (b) in a public offering of our five-year or longer debt instruments, but in each case only for the one-year period commencing with our receipt of the new capital).
•Not more than 25% of the value of our total assets may be represented by securities other than those securities that count favorably toward the preceding 75% asset test.
•Of the investments included in the preceding 25% asset class, the value of any one non-REIT issuer’s securities that we own may not exceed 5% of the value of our total assets. In addition, we may not own more than 10% of the vote or value of any one non-REIT issuer’s outstanding securities, unless the securities are “straight debt” securities or otherwise excepted as discussed below. Our stock and other securities in a TRS are exempted from these 5% and 10% asset tests.
•Not more than 20% of the value of our total assets may be represented by stock or other securities of our TRSs.
•Not more than 25% of the value of our total assets may be represented by “nonqualified publicly offered REIT debt instruments” as defined in Section 856(c)(5)(L)(ii) of the IRC.
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
The IRC generally limits the deductibility of net interest expense paid or accrued on debt properly allocable to a trade or business to 30% of “adjusted taxable income,” subject to specified exceptions. Any deduction in excess of the limitation is carried forward and may be used in a subsequent year, subject to that year’s 30% limitation. The Coronavirus Aid, Relief, and Economic Security Act changed the limitation on adjusted taxable income, increasing it from 30% to 50%, but only for 2019 and 2020. Moreover, taxpayers can elect to use their adjusted taxable income from their 2019 tax year for their adjusted taxable income in their 2020 tax year for purposes of calculating the limitation. Provided a taxpayer makes an election (which is irrevocable), the applicable limitation on the deductibility of net interest expense does not apply to a trade or business involving real property development, redevelopment, construction, reconstruction, acquisition, conversion, rental, operation, management, leasing, or brokerage, within the meaning of Section 469(c)(7)(C) of the IRC. Treasury regulations provide that a real property trade or business includes a trade or business conducted by a REIT. We have made an election to be treated as a real property trade or business and accordingly do not expect the foregoing interest deduction limitations to apply to us or to the calculation of our “real estate investment trust taxable income.”
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
If we do not have enough cash or other liquid assets to meet our distribution requirements, or if we so choose, we may find it necessary or desirable to arrange for new debt or equity financing to provide funds for required distributions in order to maintain our qualification for taxation as a REIT. We cannot be sure that financing would be available for these purposes on favorable terms, or at all.
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
Our Acquisitions
On December 31, 2018, we acquired SIR in a transaction that was intended to qualify as a “reorganization” within the meaning of Section 368(a) of the IRC, and our counsel, Sullivan & Worcester LLP, so opined. We believe that SIR qualified for taxation as a REIT for the period prior to the date we acquired it. As a result of this acquisition, we are generally liable for unpaid taxes, including penalties and interest (if any), of SIR. If SIR is deemed to have lost its qualification for taxation as a REIT prior to the date of our acquisition and no relief is available, we would face the following tax consequences:
•as a successor, we would generally inherit any corporate income tax liabilities of SIR, including penalties and interest;
•we would be subject to tax on the built-in gain on each asset of SIR existing at the time we acquired it if we were to dispose of such an asset during the five-year period following the date that we acquired SIR; and
•we could be required to pay a special distribution and/or employ applicable deficiency dividend procedures (including interest payments to the IRS) to eliminate any earnings and profits accumulated by SIR for taxable periods that it did not qualify for taxation as a REIT.

Finally, if there is an adjustment to SIR’s real estate investment trust taxable income or dividends paid deductions, we could elect to use the deficiency dividend procedure described above to preserve our predecessor SIR’s qualification for taxation as a REIT. If and to the extent the remedial provisions are available to us to address SIR’s REIT qualification and taxation for the applicable periods prior to or including our acquisition of it, we may incur significant cash outlays in connection with such remediation, possibly including (a) required distribution payments to shareholders and associated interest payments to the IRS and (b) tax and interest payments to the IRS and state and local tax authorities.
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
We are entitled to depreciation deductions from our properties only if we are treated for federal income tax purposes as the owner of the properties. This means that the leases of our properties must be classified for U.S. federal income tax purposes as true leases, rather than as sales or financing arrangements, and we believe this to be the case.
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
Taxation of Taxable U.S. Shareholders
For noncorporate U.S. shareholders, to the extent that their total adjusted income does not exceed applicable thresholds, the maximum federal income tax rate for long-term capital gains and most corporate dividends is generally 15%. For those noncorporate U.S. shareholders whose total adjusted income exceeds the applicable thresholds, the maximum federal income tax rate for long-term capital gains and most corporate dividends is generally 20%. However, because we are not generally subject to federal income tax on the portion of our “real estate investment trust taxable income” distributed to our shareholders, dividends on our shares generally are not eligible for these preferential tax rates, except that any distribution of C corporation earnings and profits and taxed built-in gain items will potentially be eligible for these preferential tax rates. As a result, our ordinary dividends generally are taxed at the higher federal income tax rates applicable to ordinary income (subject to the lower effective tax rates applicable to qualified REIT dividends via the deduction-without-outlay mechanism of Section 199A of the IRC, which is generally available to our noncorporate U.S. shareholders that meet specified holding period requirements for taxable years before 2026). To summarize, the preferential federal income tax rates for long-term capital gains and for qualified dividends generally apply to:
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
As long as we qualify for taxation as a REIT, a distribution to our U.S. shareholders that we do not designate as a capital gain dividend generally will be treated as an ordinary income dividend to the extent of our available current or accumulated earnings and profits (subject to the lower effective tax rates applicable to qualified REIT dividends via the deduction-without-outlay mechanism of Section 199A of the IRC, which is generally available to our noncorporate U.S. shareholders that meet specified holding period requirements for taxable years before 2026). Distributions made out of our current or accumulated earnings and profits that we properly designate as capital gain dividends generally will be taxed as long-term capital gains, as discussed below, to the extent they do not exceed our actual net capital gain for the taxable year. However, corporate shareholders may be required to treat up to 20% of any capital gain dividend as ordinary income under Section 291 of the IRC.
In addition, we may elect to retain net capital gain income and treat it as constructively distributed. In that case:
(1)we will be taxed at regular corporate capital gains tax rates on retained amounts;
(2)each of our U.S. shareholders will be taxed on its designated proportionate share of our retained net capital gains as though that amount were distributed and designated as a capital gain dividend;
(3)each of our U.S. shareholders will receive a credit or refund for its designated proportionate share of the tax that we pay;
(4)each of our U.S. shareholders will increase its adjusted basis in our shares by the excess of the amount of its proportionate share of these retained net capital gains over the U.S. shareholder’s proportionate share of the tax that we pay; and
(5)both we and our corporate shareholders will make commensurate adjustments in our respective earnings and profits for federal income tax purposes.
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
Amounts withheld under backup withholding are generally not an additional tax and may be refunded by the IRS or credited against the shareholder’s federal income tax liability, provided that such shareholder timely files for a refund or credit with the IRS. A U.S. shareholder may be subject to backup withholding when it receives distributions on our shares or proceeds upon the sale, exchange, redemption, retirement or other disposition of our shares, unless the U.S. shareholder properly executes, or has previously properly executed, under penalties of perjury an IRS Form W-9 or substantially similar form that:
•provides the U.S. shareholder’s correct taxpayer identification number;
•certifies that the U.S. shareholder is exempt from backup withholding because (a) it comes within an enumerated exempt category, (b) it has not been notified by the IRS that it is subject to backup withholding, or (c) it has been notified by the IRS that it is no longer subject to backup withholding; and
•certifies that it is a U.S. citizen or other U.S. person.
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
Fiduciaries of an ERISA Plan must consider whether:
•their investment in our shares or other securities satisfies the diversification requirements of ERISA;
•the investment is prudent in light of possible limitations on the marketability of our shares;
•they have authority to acquire our shares or other securities under the applicable governing instrument and Title I of ERISA; and
•the investment is otherwise consistent with their fiduciary responsibilities.
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
The regulation provides that whether a security is “freely transferable” is a factual question to be determined on the basis of all relevant facts and circumstances. The regulation further provides that, where a security is part of an offering in which the minimum investment is $10,000 or less, some restrictions on transfer ordinarily will not, alone or in combination, affect a finding that these securities are freely transferable. The restrictions on transfer enumerated in the regulation as not affecting that finding include:
•any restriction on or prohibition against any transfer or assignment that would result in a termination or reclassification for federal or state tax purposes, or would otherwise violate any state or federal law or court order;
•any requirement that advance notice of a transfer or assignment be given to the issuer and any requirement that either the transferor or transferee, or both, execute documentation setting forth representations as to compliance with any restrictions on transfer that are among those enumerated in the regulation as not affecting free transferability, including those described in the preceding clause of this sentence;
•any administrative procedure that establishes an effective date, or an event prior to which a transfer or assignment will not be effective; and
•any limitation or restriction on transfer or assignment that is not imposed by the issuer or a person acting on behalf of the issuer.

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
Item 1A. Risk Factors
Summary of Risk Factors
Our business is subject to a number of risks and uncertainties. The summary below provides an overview of many of the risks we face that are described in this section. Additional risks, beyond those summarized below or discussed in this section, may also materially and adversely impact our business, operations or financial results. Consistent with the foregoing, the risks we face include, but are not limited to, the following:
•the COVID-19 pandemic and its resulting economic impact may materially adversely affect our and our tenants’ businesses, operations, financial results and liquidity;
•the COVID-19 pandemic has had, and may continue to have, significant impacts on workplace practices and those changes, together with current office space utilization trends, could impact our business;
•we may be unable to renew our leases with current tenants when our leases expire or lease our properties to new tenants without decreasing rents, incurring significant costs, providing certain concessions or otherwise;
•our tenants may be unable to satisfy their lease obligations to us, which could materially and adversely affect us;
•some of our properties depend upon a private sector single tenant for all or a majority of their rental income, and, therefore, we may be adversely affected by the bankruptcy or insolvency, the downturn in the business or a lease termination of a single private sector tenant;
•government budgetary pressures and priorities and trends in government employment and office leasing may adversely impact our business;
•we currently have a concentration of properties in the metropolitan Washington, D.C. market area and are exposed to changes in market conditions in this area;
•our capital recycling program may not be successful, we may be unable to grow our business by acquisitions of additional properties and we face significant competition for acquisition opportunities and tenants;
•REIT distribution requirements and any limitations on our ability to access reasonably priced capital may adversely impact our ability to carry out our business plan and we are subject to risks associated with our qualification for taxation as a REIT;
•some tenants have the right to terminate their leases prior to their lease expiration date and changes in our tenants’ demands and requirements for leased space may adversely affect us;
•we have debt and may incur additional debt, and we are subject to the covenants and conditions contained in the agreements governing our debt, which may restrict our operations and ability to make investments and distributions;
•changes in market interest rates, including changes that may result from the expected phase out of LIBOR, may adversely affect us;

•ownership of real estate is subject to environmental risks and liabilities as well as risks from adverse weather, natural disasters and climate events;
•insurance may not adequately cover our losses, and insurance costs may continue to increase;
•we depend upon RMR LLC to manage our business and implement our growth strategy and RMR LLC has broad discretion in operating our day to day business;
•we rely on RMR LLC’s information technology and systems and the failure of the security or functioning of such technology or systems could materially and adversely affect us;
•our management structure and agreements with RMR LLC and our relationships with our related parties, including our Managing Trustees, RMR LLC and others affiliated with them, may create conflicts of interest;
•ownership limitations and certain provisions in our declaration of trust, bylaws and agreements as well as certain provisions of Maryland law, may deter, delay or prevent a change in our control or unsolicited acquisition proposals;
•our rights and the rights of our shareholders to take action against our Trustees and officers are limited, and our declaration of trust and bylaws contain provisions that could limit our shareholders’ ability to obtain a judicial forum they deem favorable for certain disputes;
•we may change our operational, financing and investment policies without shareholder approval and we may become more highly leveraged, which may increase our risk of default under our debt obligations and/or result in downgrades in our credit ratings, and any such downgrades may increase our cost of capital;
•our distributions to our shareholders may be reduced or eliminated and the form of payment could change; and
•our public debt is structurally subordinated to the indebtedness and other liabilities of our subsidiaries and is effectively subordinated to our existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness.
The risks described below may not be the only risks we face but are risks we believe may be material at this time. Other risks of which we are not yet aware, or that we currently believe are not material, may also materially and adversely impact our business operations or financial results. If any of the events or circumstances described below occurs, our business, financial condition, results of operations or ability to make distributions to our shareholders could be adversely affected and the value of an investment in our securities could decline. Investors and prospective investors should consider the risks described below and the information contained under the caption “Warning Concerning Forward-Looking Statements” and elsewhere in this Annual Report on Form 10-K before deciding whether to invest in our securities.
Risks Related to Our Business
The COVID-19 pandemic and its resulting economic impact may materially adversely affect our business, operations, financial results and liquidity.
The strain of coronavirus that causes the viral disease known as COVID-19 has been declared a pandemic by the World Health Organization, and the U.S. Health and Human Services Secretary has declared a public health emergency in the United States in response to the outbreak. The COVID-19 pandemic has had a substantial adverse impact on the global economy, including the U.S. economy.
Economic downturns and recessions in the United States have historically negatively impacted the commercial office real estate market, including by causing increased tenant defaults, decreased occupancies and reduced rental rates. Although, to date, we have not been materially adversely affected by the pandemic and the current economic conditions, we may experience those effects if the pandemic and current economic conditions continue or worsen for a substantial period or the demand for leasing office space at our properties declines as a result. The ultimate impact may have similar negative impacts on our business and the extent of any negative consequences will depend to a large extent on the duration and depth of the pandemic and economic conditions in the United States.
Additionally, we conduct leasing activities at our properties. Reductions in the ability and willingness of prospective tenants to visit our properties due to the COVID-19 outbreak, or the extent to which federal, state and municipal orders limit our manager’s employees visiting our properties, could have an impact on our leasing activity which could reduce rental income and tenant reimbursements and other income produced by our properties. We experienced a slowdown in our leasing activity in 2020 due to the COVID-19 pandemic and expect this slowdown may continue until market conditions improve for a sustained period. Concerns relating to such an outbreak could also cause on-site personnel not to report for work at our properties, which could adversely affect the management of our properties. It is unclear whether the availability and distribution of vaccines will curtail infection rates and, if so, what the impact of that would be on human health and safety, the economy or our business.
We cannot predict the extent and duration of the COVID-19 pandemic or the severity and duration of its economic impact. Potential consequences of the current unprecedented measures taken in response to the spread of the virus that causes COVID-19, and current market disruptions and volatility affecting us include, but are not limited to:
•increased risk of default or bankruptcy of our tenants;
•our tenants exercising rights to terminate our leases;
•possible significant declines in the value of our properties;
•our inability to sell properties we may identify for sale due to a general decline in business activity and demand for real estate transactions and, as a result, our inability to redeploy our capital into investments we believe are more beneficial to us;
•our inability to comply with certain financial covenants that could result in our defaulting under our debt agreements;
•our inability to access debt and equity capital on attractive terms, or at all;
•declines in the market price of our common shares;
•downgrades of our credit ratings by nationally recognized credit rating agencies;
•our need to reduce or eliminate the distributions we pay to our shareholders and our need to maintain such reduction or elimination for an extended period of time;
•our failure to pay interest or principal when due under our outstanding debt, which may result in the acceleration of payment for our outstanding debt and our possible loss of our revolving credit facility; and
•reduced economic demand resulting from mass employee layoffs or furloughs in response to governmental action taken to slow the spread of the virus that causes COVID-19, which could impact the continued viability of our tenants and the demand for office space at our properties.
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
The COVID-19 pandemic has had, and may continue to have, significant impacts on workplace practices and those changes, or other office space utilization trends, could impact our business.
Temporary closures of businesses and stay in place orders and the resulting remote working arrangements for non-essential personnel in response to the COVID-19 pandemic may result in long-term changed work practices that could negatively impact us and our business. For example, the increased adoption of and familiarity with remote work practices, and the recent increase in tenants seeking to sublease their leased space, could result in decreased demand for office space. Further, prior to the onset of the COVID-19 pandemic, there was a general trend in office real estate for tenants to decrease the space they occupy per employee. If either or both of those trends were to continue or accelerate, our tenants may elect to not renew their leases, or to renew them for less space than they currently occupy, which could increase the vacancy and decrease rental income at our properties. The need to reconfigure leased office space, either in response to the COVID-19 pandemic, to new tenants’ needs, to modify utilization or for other reasons, may impact space requirements and also may require us to spend increased amounts for tenant improvements. If substantial reconfiguration of the tenant’s space is required, the tenant may find it more advantageous to relocate than to renew its lease and renovate the existing space. If so, our business, operating results, financial condition and prospects may be materially adversely impacted.

We may be unable to renew our leases with current tenants or lease our properties to new tenants when our leases expire.
The weighted average remaining term of our leases in effect as of December 31, 2020 is 5.1 years based upon annualized rental income and 5.0 years based upon occupied square footage. As of December 31, 2020, leases representing approximately 12.1% of our annualized rental income and 16.1% of our occupied square footage will expire by December 31, 2021 and leases representing approximately 34.8% of our annualized rental income and 35.3% of our occupied square footage will expire by December 31, 2023. Our leases with government tenants typically have shorter terms than our leases with nongovernment tenants, although the terms of our leases with government contractor tenants tend to be for terms consistent with the tenants’ with government contracts, which are generally three to five years. These shorter terms require more frequent lease renewal or releasing.
Although we typically will seek to renew our leases with current tenants when they expire, we cannot be sure that we will be successful in doing so. If our tenants do not renew their leases, we may be unable to obtain new tenants to maintain or increase the historical occupancy rates of, or rents from, our properties.
We may experience declining rents or incur significant costs to renew our leases with current tenants or lease our properties to new tenants.
When we renew our leases with current tenants or lease to new tenants, we may experience rent decreases, and we may have to spend substantial amounts for leasing commissions, tenant improvements or other tenant inducements. Moreover, many of our properties have been specially designed for the particular businesses of our tenants; if the current leases for such properties are terminated or are not renewed, we may be required to renovate such properties at substantial costs, decrease the rents we charge or provide other concessions in order to lease such properties to new tenants. Further, laws and regulations applicable to government leasing often require public solicitations of bids when new or renewal leases are being considered. Market conditions may require us to lower our rents to retain government or other tenants. For instance, the COVID-19 pandemic and its resulting economic impact may cause the office leasing market to become more favorable to tenants, and we may be required to decrease the rents we charge or provide other tenant concessions. In addition, some of our current rents include payments to amortize the cost of tenant improvements which government or other tenants may be unwilling to pay or contractually allowed to eliminate when leases are renewed.
Some of our properties depend upon a private sector single tenant for all or a majority of their rental income; therefore, our financial condition, including our ability to make distributions to shareholders, may be adversely affected by the bankruptcy or insolvency, a downturn in the business, or a lease termination of such a single tenant.
As of December 31, 2020, 47.2% of our annualized rental revenue was from our properties leased to private sector single tenants. The value of our private sector single tenant properties is materially dependent on the performance of those tenants under their respective leases. These tenants face competition within their industries and other factors that could reduce their ability to pay us rent. Lease payment defaults by such tenants could cause us to reduce the amount of distributions that we pay to our shareholders. A default by a single or major tenant, the failure of a guarantor to fulfill its obligations or other premature termination of a lease to such a tenant or such tenant’s election not to extend a lease upon its expiration could have an adverse effect on our financial condition, results of operations, liquidity and ability to pay distributions to our shareholders.
Government budgetary pressures and priorities and trends in government employment and office leasing may adversely impact our business.
We believe that recent government budgetary and spending priorities and enhancements in technology have resulted in a decrease in government office use for employees. Furthermore, over the past several years, government tenants have reduced their space utilization per employee and consolidated government tenants into existing government owned properties. This activity has reduced the demand for government leased space. Our historical experience with respect to properties of the type we own that are majority leased to government tenants has been that government tenants frequently renew leases to avoid the costs and disruptions that may result from relocating their operations. However, efforts to manage space utilization rates may result in our tenants exercising early termination rights under our leases, vacating our properties upon expiration of our leases in order to relocate, or renewing their leases for less space than they currently occupy. Also, our government tenants’ desire to reconfigure leased office space to manage utilization per employee may require us to spend significant amounts for tenant improvements, and tenant relocations are often more prevalent in those circumstances. Increasing uncertainty with respect to government agency budgets and funding to implement relocations, consolidations and reconfigurations has resulted in delayed decisions by some of our government tenants and their reliance on short term lease renewals; however, recent activity prior to the outbreak of the COVID-19 pandemic suggested that the U.S. government had begun to shift its leasing strategy to include longer term leases and was actively exploring 10 to 20 year lease terms at renewal, in some instances. It is also possible that as a result of the COVID-19 pandemic, government tenants may seek to manage space utilization rates in order to provide greater physical distancing for employees, which may require us to spend significant amounts for tenant improvements, mostly with lease renewals. However, the COVID-19 pandemic and its aftermath have had negative impacts on government budgets and resources and it is unclear what the effect of these impacts will be on government demand for leasing office space. In addition, the new presidential administration may result in a change in the federal government’s policy priorities, which may impact leasing at our government leased properties. Given the significant uncertainties, including as to the COVID-19 pandemic, its economic impact and its aftermath and the new presidential administration, we are unable to reasonably project what the financial impact of market conditions or changing government circumstances will be on our financial results for future periods.
We currently have a concentration of properties in the metropolitan Washington, D.C. market area and are exposed to changes in market conditions in this area.
As of December 31, 2020, we derived approximately 23.5% of our annualized rental income from our consolidated properties located in the metropolitan Washington, D.C. market area. In addition, the three properties owned by two joint ventures in which we own 51% and 50% interests are also located in the metropolitan Washington, D.C. market area. A downturn in economic conditions in this area, including as a result of the COVID-19 pandemic, could result in reduced demand from tenants for our properties, reduced rents that our tenants in this area are willing to pay when our leases expire and increased lease concessions for new leases and renewals. Additionally, in recent years there has been a decrease in demand for new leased space by the U.S. government in the metropolitan Washington, D.C. market area, and that could increase competition for government tenants and adversely affect our ability to retain government tenants when our leases expire. Thus, adverse developments and/or conditions in the metropolitan Washington, D.C. market area could reduce demand for space, impact the credit worthiness of our tenants or force our tenants to curtail operations, which could impair their ability to meet their rent obligations to us and, accordingly, could have an adverse effect on our financial condition, results of operations, liquidity and ability to pay distributions to our shareholders.
Our capital recycling program may not be successful.
Through our capital recycling program, we seek to selectively sell certain properties from time to time to fund future acquisitions and to maintain leverage consistent with our current investment grade ratings with a goal of (1) improving the asset quality of our portfolio by reducing the average age of our properties, lengthening the weighted average lease term of our leases and increasing the likelihood of retaining our tenants and (2) increasing our cash available for distribution. However, our ability to sell our properties we identify for sale, and the prices we receive upon a sale, may be affected by many factors, and we may be unable to execute our strategy. In particular, these factors could arise from weakness in or the lack of an established market for a property, changes in the financial condition or prospects of prospective purchasers and the availability of financing to potential purchasers on reasonable terms, the number of prospective purchasers, the number of competing properties on the market, unfavorable local, national or international economic conditions, including as a result of the COVID-19 pandemic, industry trends, and changes in laws, regulations or fiscal policies of jurisdictions in which the property is located. We may not succeed in selling properties that we identify for sale, the terms of any such sales may not meet our expectations and we may incur losses in connection with those sales. Further, we may not succeed in identifying and acquiring properties that improve the asset quality of our portfolio and enable us to increase our cash available for distribution or maintain leverage consistent with our current investment grade ratings. As a result, our capital recycling program may not be successful.
We may be unable to grow our business by acquisitions of additional properties, and we might encounter unanticipated difficulties and expenditures relating to our acquired properties.
Our business plans involve the acquisition of additional properties. Our ability to make profitable acquisitions is subject to risks, including, but not limited to, risks associated with:
•competition from other investors, including publicly traded and private REITs, numerous financial institutions, individuals, foreign investors and other public and private companies;
•our long term cost of capital;
•contingencies in our acquisition agreements; and
•the availability and terms of financing.
We might encounter unanticipated difficulties and expenditures relating to our acquired properties. For example:
•we do not believe that it is possible to understand fully a property before it is owned and operated for a reasonable period of time, and, notwithstanding pre-acquisition due diligence, we could acquire a property that contains undisclosed defects in design or construction;

•an acquired property may be located in a new market where we may face risks associated with investing in an unfamiliar market;
•the market in which an acquired property is located may experience unexpected changes that adversely affect the property’s value;
•the occupancy of and rents from properties that we acquire may decline during our ownership;
•property operating costs for our acquired properties may be higher than anticipated and our acquired properties may not yield expected returns;
•we may acquire properties subject to unknown liabilities and without any recourse, or with limited recourse, such as liability for the cleanup of undisclosed environmental contamination or for claims by tenants, vendors or other persons related to actions taken by former owners of the properties; and
•acquired properties might require significant management attention that would otherwise be devoted to our other business activities.
For these reasons, among others, we might not realize the anticipated benefits of our acquisitions, and our business plan to acquire additional properties may not succeed or may cause us to experience losses.
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
We also face competition for tenants at our properties. Some competing properties may be newer, better located or more attractive to tenants. Competing properties may have lower rates of occupancy than our properties, which may result in competing owners offering available space at lower rents than we offer at our properties. Development activities may increase the supply of properties of the type we own in the leasing markets in which we own properties and increase the competition we face. Competition may make it difficult for us to attract and retain tenants and may reduce the rents we are able to charge and the values of our properties.
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

Some tenants have the right to terminate their leases prior to their lease expiration date and changes in our tenants’ requirements for leased space may adversely affect us.
Some of our leases allow the tenants to vacate the leased premises before the stated terms of the leases expire with little or no liability. In particular:
•Tenants occupying approximately 7.4% of our rentable square feet and responsible for approximately 9.2% of our annualized rental income as of December 31, 2020 have currently exercisable rights to terminate their leases before the stated term of their leases expire.
•In 2021, 2022, 2023, 2024, 2025, 2026, 2027, 2028, 2029 and 2035, early termination rights become exercisable by tenants who currently occupy an additional approximately 1.3%, 2.8%, 1.5%, 1.1%, 2.1%, 1.0%, 0.6%, 1.1%, 0.1% and 0.3%, of our rentable square feet, respectively, and contribute an additional approximately 1.6%, 2.9%, 1.7%, 1.7%, 3.5%, 1.3%, 1.1%, 1.3%, 0.2% and 0.4% of our annualized rental income, respectively, as of December 31, 2020.
•As of December 31, 2020, pursuant to leases with 13 of our tenants, these tenants have rights to terminate their leases if their respective legislature or other funding authority does not appropriate rent amounts in their respective annual budgets. These 13 tenants represented approximately 5.0% of our rentable square feet and 5.9% of our annualized rental income as of December 31, 2020.
For various reasons, some or all of our tenants may decide to exercise early termination rights under our leases or vacate our properties upon expiration of our leases. Also, our tenants may seek to reduce the space they occupy at our properties in response to the COVID-19 pandemic, to modify their space utilization or for other reasons. See “—The COVID-19 pandemic has had, and may continue to have, significant impacts on workplace practices and those changes, or other office space utilization trends, could impact our business” and “—Government budgetary pressures and priorities and trends in government employment and office leasing may adversely impact our business” included in Part I, Item 1A of this Annual Report on Form 10-K. If a significant number of such events occur, our income and cash flow may materially decline and our ability to make or sustain distributions to our shareholders may be jeopardized.
We have debt and we may incur additional debt.
As of December 31, 2020, our consolidated indebtedness was $2.2 billion. We had no amounts outstanding under our revolving credit facility and $750.0 million available for borrowing as of December 31, 2020 and February 18, 2021. Our credit agreement includes a feature under which the maximum aggregate borrowing availability may be increased to up to $1.95 billion in certain circumstances.
We are subject to numerous risks associated with our debt, including the risk that our cash flows could be insufficient for us to make required payments on our debt. There are no limits in our organizational documents on the amount of debt we may incur, and we may incur substantial debt. Our debt obligations could have important consequences to our securityholders. Our incurrence of debt may increase our vulnerability to adverse economic, market and industry conditions, limit our flexibility in planning for, or reacting to, changes in our business, and place us at a disadvantage in relation to competitors that have lower debt levels. Our incurrence of debt could also increase the costs to us of incurring additional debt, increase our exposure to floating interest rates or expose us to potential events of default (if not cured or waived) under covenants contained in debt instruments that could have a material adverse effect on our business, financial condition and operating results. Excessive debt could reduce the available cash flow to fund, or limit our ability to obtain financing for, working capital, capital expenditures, acquisitions, construction projects, refinancing, lease obligations or other purposes, and hinder our ability to maintain investment grade ratings from nationally recognized credit rating agencies or to make or sustain distributions to our shareholders.
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
Interest rates have remained at relatively low levels on a historical basis, and the U.S. Federal Reserve System, or the U.S. Federal Reserve, has indicated that it does not expect to raise interest rates in response to the COVID-19 pandemic and current market conditions until at least the end of 2023. There can be no assurance, however, that the U.S. Federal Reserve will not raise rates prior to that time. Low market interest rates, particularly if they remain over a sustained period, may increase our use of debt capital to fund property acquisitions, lower capitalization rates for property purchases and increase competition for property purchases, which may reduce our ability to acquire new properties.
In addition, as noted in Part II, Item 7A of this Annual Report on Form 10-K, LIBOR is currently expected to be phased out for new contracts by December 31, 2021 and for pre-existing contracts by June 30, 2023. Although the outbreak of the COVID-19 pandemic has impacted, and may continue to impact, this phase out, it is unclear if after June 30, 2023 LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after June 30, 2023.
The interest rate under our revolving credit facility is based on LIBOR and the interest we may pay on any future debt we may incur may also be based on LIBOR. We currently expect that the determination of interest under our revolving credit facility would be based on the alternative rates provided under our credit agreement or would be revised as provided under our credit agreement or amended as necessary to provide for an interest rate that approximates the existing interest rate as calculated in accordance with LIBOR. Despite our current expectations, we cannot be sure that, if LIBOR is phased out or transitioned, the changes to the determination of interest under our credit agreement would approximate the current calculation in accordance with LIBOR. An alternative interest rate index that may replace LIBOR may result in our paying increased interest. Interest rate increases may materially and negatively affect us in several ways, including:
•Investors may consider whether to buy or sell our common shares based upon the distribution rate on our common shares relative to the then prevailing market interest rates. If market interest rates go up, investors may expect a higher distribution rate than we are able to pay, which may increase our cost of capital, or they may sell our common shares and seek alternative investments that offer higher distribution rates. Sales of our common shares may cause a decline in the value of our common shares.
•Amounts outstanding under our revolving credit facility require interest to be paid at floating interest rates. When interest rates increase, our interest costs will increase, which could adversely affect our cash flows, our ability to pay principal and interest on our debt, our cost of refinancing our fixed rate debts when they become due and our ability to make or sustain distributions to our shareholders. Additionally, if we choose to hedge our interest rate risk, we cannot be sure that the hedge will be effective or that our hedging counterparty will meet its obligations to us.
•Property values are often determined, in part, based upon a capitalization of rental income formula. When market interest rates increase, property investors often demand higher capitalization rates and that causes property values to decline. Increases in interest rates could lower the value of our properties and cause the value of our securities to decline.

Ownership of real estate is subject to environmental risks and liabilities.
Ownership of real estate is subject to risks associated with environmental hazards. Under various laws, owners as well as tenants of real estate may be required to investigate and clean up or remove hazardous substances present at or migrating from properties they own, lease or operate and may be held liable for property damage or personal injuries that result from hazardous substances. These laws also expose us to the possibility that we may become liable to government agencies or third parties for costs and damages they incur in connection with hazardous substances. The costs and damages that may arise from environmental hazards may be substantial and are difficult to assess and estimate for numerous reasons, including uncertainty about the extent of contamination, alternative treatment methods that may be applied, the location of the property which subjects it to differing local laws and regulations and their interpretations, as well as the time it may take to remediate contamination. In addition, these laws also impose various requirements regarding the operation and maintenance of properties and recordkeeping and reporting requirements relating to environmental matters that require us or the tenants of our properties to incur costs to comply with. While our leases with non-government tenants generally require our tenants to operate in compliance with applicable law and to indemnify us against any environmental liabilities arising from their activities on our properties, applicable law may make us subject to strict liability by virtue of our ownership interests. Also, our tenants may have insufficient financial resources to satisfy their indemnification obligations under our leases or they may resist doing so. The U.S. government is not required to indemnify us for environmental hazards they create at our properties and therefore could hold us liable for environmental hazards they create at our properties and we could have no recourse to them. We may incur substantial liabilities and costs for environmental matters.
Ownership of real estate is subject to risks from adverse weather, natural disasters and climate events.
Severe weather may have an adverse effect on certain properties we own. Flooding caused by rising sea levels and severe weather events, including hurricanes, tornadoes and widespread fires, may have an adverse effect on properties we own and result in significant losses to us and interruption of our business. When major weather, natural disasters or climate-related events, such as hurricanes, floods and wildfires, occur at or near our properties, our tenants may need to suspend operations of the impacted property until the event has ended and the property is then ready for operation. We or the tenants of our properties may incur significant costs and losses as a result of these activities, both in terms of operating, preparing and repairing our properties in anticipation of, during and after a severe weather or climate-related event and in terms of potential lost business due to the interruption in operating our properties. Our insurance and our tenants’ insurance may not adequately compensate us or them for these costs and losses.
Also, concerns about climate change have resulted in various treaties, laws and regulations that are intended to limit carbon emissions and address other environmental concerns. These and other laws may cause energy or other costs at our properties to increase. Laws enacted to mitigate climate change may make some of our properties obsolete or cause us to make material investments in our properties, which could materially and adversely affect our financial condition or the financial condition of our tenants and their ability to pay rent to us and cause the value of our properties to decline. In addition, concerns about climate change and increasing storm intensities may increase the cost of insurance for our properties or potentially render it unavailable to obtain.
Bankruptcy law may adversely impact us.
The occurrence of a tenant bankruptcy could reduce the rent we receive from that tenant. In addition, the continued existence of the COVID-19 pandemic may increase the risk of our tenants filing for bankruptcy. If a tenant becomes bankrupt, federal law may prohibit us from evicting that tenant based solely upon its bankruptcy. In addition, a bankrupt tenant may be authorized to reject and terminate its lease with us. Any claims against a bankrupt tenant for unpaid future rent would be subject to statutory limitations that may be substantially less than the contractually specified rent we are owed under the lease, and any claim we have for unpaid past rent, may not be paid in full.
Real estate construction and redevelopment creates risks.
We may develop new properties or redevelop some of our existing properties as the existing leases expire, as our tenants’ needs change or to pursue any other opportunities that we believe are desirable. The development and redevelopment of new and existing buildings involves significant risks in addition to those involved in the ownership and operation of leased properties, including the risks that construction may not be completed on schedule or within budget, resulting in increased construction costs and delays in leasing such properties and generating cash flows. Development activities are also subject to risks relating to the inability to obtain, or delays in obtaining, all necessary zoning, land use, building, occupancy, and other required government permits and authorizations. Once completed, any new properties may perform below anticipated financial results. The occurrence of one or more of these circumstances in connection with our development or redevelopment activities could have an adverse effect on our financial condition, results of operations and the values of our properties.

RMR LLC relies on information technology and systems in its provision of services to us, and any material failure, inadequacy, interruption or security failure of that technology or those systems could materially and adversely affect us.
RMR LLC relies on information technology and systems, including the Internet and cloud-based infrastructures, commercially available software and its internally developed applications, to process, transmit, store and safeguard information and to manage or support a variety of its business processes (including managing our building systems), including financial transactions and maintenance of records, which may include personal identifying information of employees and tenants and lease data. If these systems experience material security or other failures, inadequacies or interruptions of its information technology, we could incur material costs and losses and our operations could be disrupted as a result. Further, third party vendors could experience similar events with respect to their information technology and systems that impact the products and services they provide to RMR LLC or us. RMR LLC relies on commercially available systems, software, tools and monitoring, as well as its internally developed applications and internal procedures and personnel, to provide security for processing, transmitting, storing and safeguarding confidential tenant, customer and vendor information, such as personally identifiable information related to its employees and others and information regarding its and our financial accounts. RMR LLC takes various actions, and incurs significant costs, to maintain and protect the operation and security of its information technology and systems, including the data maintained in those systems. However, it is possible that these measures will not prevent the systems’ improper functioning or a compromise in security, such as in the event of a cyberattack or the improper disclosure of personally identifiable information.
Security breaches, computer viruses, attacks by hackers, online fraud schemes and similar breaches can create significant system disruptions, shutdowns, fraudulent transfer of assets or unauthorized disclosure of confidential information. Our cybersecurity risks are heightened by, among other things, the evolving nature of the threats faced, advances in computer capabilities, new discoveries in the field of cryptography and new and increasingly sophisticated methods used to perpetrate illegal or fraudulent activities, including cyberattacks, email or wire fraud and other attacks exploiting security vulnerabilities in RMR LLC’s or other third parties’ information technology networks and systems or operations. Any failure to maintain the security, proper function and availability of RMR LLC’s information technology and systems, or certain third party vendors’ failure to similarly protect their information technology and systems that are relevant to RMR LLC’s or our operations, or to safeguard RMR LLC’s or our business processes, assets and information could result in financial losses, interrupt our operations, damage our reputation, cause us to be in default of material contracts and subject us to liability claims or regulatory penalties, any of which could materially and adversely affect our business and the value of our securities.
Insurance may not adequately cover our losses, and insurance costs may continue to increase.
We or our tenants are responsible for the costs of insurance, including for casualty, liability, fire, extended coverage and rental or business interruption loss insurance. In the past few years, we have experienced increases in the costs of providing such insurance, and these increased costs have had an adverse effect on our financial condition and results of operations. In the future, we may acquire additional properties for which we are responsible for the costs of insurance. Losses of a catastrophic nature, such as those caused by hurricanes, flooding, volcanic eruptions and earthquakes, among other things, losses as a result of outbreaks of pandemics, including the COVID-19 pandemic, or losses from terrorism, may be covered by insurance policies with limitations such as large deductibles or co-payments that we or a responsible tenant may not be able to pay. Insurance proceeds may not be adequate to restore an affected property to its condition prior to a loss or to compensate us for our losses, including the loss of future revenues from an affected property. Similarly, our other insurance, including our general liability insurance, may not provide adequate insurance to cover our losses. In addition, we do not have any insurance to limit losses that we may incur as a result of known or unknown environmental conditions. Further, we cannot be sure that certain types of risks that are currently insurable will continue to be insurable on an economically feasible basis, and we may discontinue, or agree to a tenant discontinuing, certain insurance coverage on some or all of our properties in the future if we determine that the cost of premiums for any of these policies exceeds the value of the coverage. If an uninsured loss or a loss in excess of insured limits occurs and if we are not able to recover amounts from our applicable tenants for those losses, we may have to incur uninsured costs to mitigate such losses or lose all or a portion of the capital invested in a property, as well as the anticipated future revenue from the property. We might also remain obligated for any financial obligations related to the property, even if the property is irreparably damaged. In addition, future changes in the insurance industry’s risk assessment approach and pricing structure could further increase the cost of insuring our properties or decrease the scope of insurance coverage, either of which could have an adverse effect on our financial condition, results of operations, liquidity and ability to pay distributions to our shareholders.
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
Risks Related to Our Relationships with RMR LLC
We are dependent upon RMR LLC to manage our business and implement our growth strategy.
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
Our management structure and agreements and relationships with RMR LLC and RMR LLC’s and its controlling shareholder’s relationships with others may create conflicts of interest, or the perception of such conflicts, and may restrict our investment activities.
RMR LLC is a majority-owned subsidiary of RMR Inc. The Chair of our Board of Trustees and one of our Managing Trustees, Adam Portnoy, as the sole trustee of ABP Trust, is the controlling shareholder of RMR Inc. and is a managing director and the president and chief executive officer of RMR Inc. and an officer and employee of RMR LLC. RMR LLC or its subsidiary also acts as the manager to four other Nasdaq listed REITs: ILPT, which owns industrial and logistics properties; DHC, which primarily owns senior living communities, medical office and life science buildings and other healthcare related properties; SVC, which owns a diverse portfolio of hotels and net lease service and necessity-based retail properties; and TRMT, which focuses on originating and investing in first mortgage whole loans secured by middle market and transitional commercial real estate. RMR LLC also provides services to other publicly and privately owned companies, including: Five Star, which operates senior living communities and provides rehabilitation and wellness services; TA, which operates and franchises travel centers, standalone truck service facilities and restaurants; and Sonesta, which operates, manages and franchises hotels, resorts and cruise boats. A subsidiary of RMR LLC is an investment adviser to RMRM, which recently converted from a registered investment company to a publicly traded mortgage REIT. Mr. Portnoy serves as chair of the board of trustees or board of directors, as applicable, of DHC, ILPT, SVC, Five Star and TA and as managing director, managing trustee, director or trustee, as applicable, of the companies managed by RMR LLC or its subsidiaries.
Christopher Bilotto, our President and Chief Operating Officer, and Matthew Brown, our Chief Financial Officer and Treasurer, are also officers and employees of RMR LLC and David Blackman, our other Managing Trustee and, until December 31, 2020, our President and Chief Executive Officer, is also an employee of RMR LLC. Messrs. Bilotto, Brown and Blackman have duties to RMR LLC, as well as to us, and we do not have their undivided attention. They and other RMR LLC personnel may have conflicts in allocating their time and resources between us and RMR LLC and other companies to which RMR LLC or its subsidiaries provide services. Some of our Independent Trustees also serve as independent directors or independent trustees of other public companies to which RMR LLC or its subsidiaries provide management services.

In addition, we may in the future enter into additional transactions with RMR LLC, its affiliates, or entities managed by it or its subsidiaries. In addition to his investments in RMR Inc. and RMR LLC, Adam Portnoy holds equity investments in other companies to which RMR LLC or its subsidiaries provide management services and some of these companies have significant cross ownership interests, including, for example: as of December 31, 2020, Mr. Portnoy beneficially owned, in aggregate, 1.5% of our outstanding common shares, 6.3% of Five Star’s outstanding common stock (including through ABP Trust), 1.2% of ILPT’s outstanding common shares, 1.1% of DHC’s outstanding common shares, 2.3% of RMRM’s outstanding common shares, 1.1% of SVC’s outstanding common shares, 4.5% of TA’s outstanding common shares (including through RMR LLC) and 19.4% of TRMT’s outstanding common shares (including through Tremont Realty Advisors LLC). Our executive officers may also own equity investments in other companies to which RMR LLC or its subsidiaries provide management services. These multiple responsibilities, relationships and cross ownerships may give rise to conflicts of interest or the perception of such conflicts of interest with respect to matters involving us, RMR Inc., RMR LLC, our Managing Trustees, the other companies to which RMR LLC or its subsidiaries provide management services and their related parties. Conflicts of interest or the perception of conflicts of interest could have a material adverse impact on our reputation, business and the market price of our common shares and other securities and we may be subject to increased risk of litigation as a result.
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
Our management agreements with RMR LLC were not negotiated on an arm’s length basis and their fee and expense structure may not create proper incentives for RMR LLC, which may increase the risk of an investment in our common shares.
As a result of our relationships with RMR LLC and its current and former controlling shareholder(s), our management agreements with RMR LLC were not negotiated on an arm’s length basis between unrelated parties, and therefore, while such agreements were negotiated with the use of a special committee and disinterested Trustees, the terms, including the fees payable to RMR LLC, may not be as favorable to us as they would have been if they were negotiated on an arm’s length basis between unrelated parties. Our property management fees are calculated based on rents we receive and construction supervision fees for construction at our properties overseen and managed by RMR LLC, and our base business management fee is calculated based upon the lower of the historical costs of our real estate investments and our market capitalization. We pay RMR LLC substantial base management fees regardless of our financial results. These fee arrangements could incentivize RMR LLC to pursue acquisitions, capital transactions, tenancies and construction projects or to avoid disposing of our assets in order to increase or maintain its management fees and might reduce RMR LLC’s incentive to devote its time and effort to seeking investments that provide attractive returns for us. If we do not effectively manage our investment, disposition and capital transactions and leasing, construction and other property management activities, we may pay increased management fees without proportional benefits to us. In addition, we are obligated under our management agreements to reimburse RMR LLC for employment and related expenses of RMR LLC’s employees assigned to work exclusively or partly at our properties, our share of the wages, benefits and other related costs of RMR LLC’s centralized accounting personnel and our share of RMR LLC’s costs for providing our internal audit function. We are also required to pay for third party costs incurred with respect to us. Our obligation to reimburse RMR LLC for certain of its costs and to pay third party costs may reduce RMR LLC’s incentive to efficiently manage those costs, which may increase our costs.
The termination of our management agreements with RMR LLC may require us to pay a substantial termination fee, including in the case of a termination for unsatisfactory performance, which may limit our ability to end our relationship with RMR LLC.
The terms of our management agreements with RMR LLC automatically extend on December 31 of each year so that such terms thereafter end on the 20th anniversary of the date of the extension. We have the right to terminate these agreements: (1) at any time on 60 days’ written notice for convenience, (2) immediately upon written notice for cause, as defined in the agreements, (3) on written notice given within 60 days after the end of any applicable calendar year for a performance reason, as defined in the agreements, and (4) by written notice during the 12 months following a manager change of control, as defined in the agreements. However, if we terminate a management agreement for convenience, or if RMR LLC terminates a management agreement with us for good reason, as defined in such agreement, we are obligated to pay RMR LLC a termination fee in an amount equal to the sum of the present values of the monthly future fees, as defined in the applicable agreement, payable to RMR LLC for the term that was remaining before such termination, which, depending on the time of termination, would be between 19 and 20 years. Additionally, if we terminate a management agreement for a performance reason, as defined in the agreement, we are obligated to pay RMR LLC the termination fee calculated as described above, but assuming a remaining term of 10 years. These provisions substantially increase the cost to us of terminating the management agreements without cause, which may limit our ability to end our relationship with RMR LLC as our manager. The payment of the termination fee could have a material adverse effect on our financial condition, including our ability to pay dividends to our shareholders.
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
Companies with business dealings with related persons and entities may more often be the target of dissident shareholder trustee nominations, dissident shareholder proposals and shareholder litigation alleging conflicts of interest in their business dealings. Our relationships with RMR LLC, the other companies to which RMR LLC or its subsidiaries provide management services, Adam Portnoy and other related persons of RMR LLC have precipitated and may precipitate such activities. Certain proxy advisory firms which have significant influence over the voting by shareholders of public companies have in the past recommended, and in the future may recommend, that shareholders withhold votes for the election of our incumbent Trustees, vote against our say on pay vote or other management proposals or vote for shareholder proposals that we oppose. These recommendations by proxy advisory firms in the future would likely affect the outcome of future Board of Trustees elections and votes on our say on pay, which may increase shareholder activism and litigation. These activities, if instituted against us, could result in substantial costs, and diversion of our management’s attention and could have a material adverse impact on our reputation and business.
Risks Related to Our Organization and Structure
Ownership limitations and certain provisions in our declaration of trust, bylaws and agreements as well as certain provisions of Maryland law, may deter, delay or prevent a change in our control or unsolicited acquisition proposals.
Our declaration of trust prohibits any shareholder, other than RMR LLC and its affiliates (as defined under Maryland law) and certain persons who have been exempted by our Board of Trustees, from owning, directly and by attribution, more than 9.8% of the number or value of shares (whichever is more restrictive) of any class or series of our outstanding shares of beneficial interest, including our common shares. This provision of our declaration of trust is intended to, among other purposes, assist with our REIT compliance under the IRC and otherwise promote our orderly governance. However, this provision may also inhibit acquisitions of a significant stake in us and may deter, delay or prevent a change in control of us or unsolicited acquisition proposals that a shareholder may consider favorable. Additionally, provisions contained in our declaration of trust and bylaws or under Maryland law may have a similar impact, including, for example, provisions relating to:
•the current division of our Trustees into classes until our 2023 annual meeting of shareholders, with three classes remaining with terms expiring in 2021, 2022 and 2023, respectively, (although effective at our 2021 annual meeting of shareholders, Trustees of the class of trustees whose term expires at that meeting or expires at a subsequent annual meeting of shareholders will be elected annually, with all of our Trustees being elected annually as of our 2023 annual meeting of shareholders, and with a majority of our current Trustees having terms expiring at our 2022 annual meeting of shareholders);
•limitations on shareholder voting rights with respect to certain actions that are not approved by our Board of Trustees;
•the authority of our Board of Trustees, and not our shareholders, to adopt, amend or repeal our bylaws and to fill vacancies on our Board of Trustees;
•shareholder voting standards which require a supermajority of shares for approval of certain actions;
•the fact that only our Board of Trustees, or, if there are no Trustees, our officers, may call shareholder meetings and that shareholders are not entitled to act without a meeting;
•required qualifications for an individual to serve as a Trustee and a requirement that certain of our Trustees be “Managing Trustees” and other Trustees be “Independent Trustees,” as defined in our governing documents;
•limitations on the ability of our shareholders to propose nominees for election as Trustees and propose other business to be considered at a meeting of our shareholders;
•limitations on the ability of our shareholders to remove our Trustees;
•the authority of our Board of Trustees to create and issue new classes or series of shares (including shares with voting rights and other rights and privileges that may deter a change in control) and issue additional common shares;
•restrictions on business combinations between us and an interested shareholder that have not first been approved by our Board of Trustees (including a majority of Trustees not related to the interested shareholder); and
•the authority of our Board of Trustees, without shareholder approval, to implement certain takeover defenses.
As changes occur in the marketplace for corporate governance policies, the above provisions may change, be removed, or new ones may be added.
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
Our declaration of trust limits the liability of our Trustees and officers to us and our shareholders for money damages to the maximum extent permitted under Maryland law. Under current Maryland law, our Trustees and officers will not have any liability to us and our shareholders for money damages other than liability resulting from:
•actual receipt of an improper benefit or profit in money, property or services; or
•active and deliberate dishonesty by the Trustee or officer that was established by a final judgment as being material to the cause of action adjudicated.
Our declaration of trust authorizes us, and our bylaws and indemnification agreements require us, to indemnify, to the maximum extent permitted by Maryland law, any present or former Trustee or officer who is made or threatened to be made a party to a proceeding by reason of his or her service in these and certain other capacities. In addition, we may be obligated to pay or reimburse the expenses incurred by our present and former Trustees and officers without requiring a preliminary determination of their ultimate entitlement to indemnification. As a result, we and our shareholders may have more limited rights against our present and former Trustees and officers than might otherwise exist absent the provisions in our declaration of trust, bylaws and indemnification agreements or that might exist with other companies, which could limit our shareholders’ recourse in the event of actions not in their best interest.

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
Our bylaws designate the Circuit Court for Baltimore City, Maryland as the sole and exclusive forum for certain actions and proceedings that may be initiated by our shareholders, which could limit our shareholders’ ability to obtain a judicial forum they deem favorable for disputes with us or our Trustees, officers, manager, agents or employees.
Our bylaws currently provide that, unless the dispute has been referred to binding arbitration, the Circuit Court for Baltimore City, Maryland will be the sole and exclusive forum for: (1) any derivative action or proceeding brought on our behalf; (2) any action asserting a claim for breach of a fiduciary duty owed by any Trustee, officer, manager, agent or employee of ours to us or our shareholders; (3) any action asserting a claim against us or any Trustee, officer, manager, agent or employee of ours arising pursuant to Maryland law, our declaration of trust or bylaws brought by or on behalf of a shareholder, either on his, her or its own behalf, on our behalf or on behalf of any series or class of shares of beneficial interest of ours or shareholders against us or any Trustee, officer, manager, agent or employee of ours, including any disputes, claims or controversies relating to the meaning, interpretation, effect, validity, performance or enforcement of our declaration of trust or bylaws; or (4) any action asserting a claim against us or any Trustee, officer, manager, agent or employee of ours that is governed by the internal affairs doctrine. Our bylaws currently also provide that the Circuit Court for Baltimore City, Maryland will be the sole and exclusive forum for any dispute, or portion thereof, regarding the meaning, interpretation or validity of any provision of our declaration of trust or bylaws. The exclusive forum provision of our bylaws does not apply to any action for which the Circuit Court for Baltimore City, Maryland does not have jurisdiction or to a dispute that has been referred to binding arbitration in accordance with our bylaws. The exclusive forum provision of our bylaws does not establish exclusive jurisdiction in the Circuit Court for Baltimore City, Maryland for claims that arise under the Securities Act, the Exchange Act or other federal securities laws if there is exclusive or concurrent jurisdiction in the federal courts. Any person or entity purchasing or otherwise acquiring or holding any interest in our shares of beneficial interest shall be deemed to have notice of and to have consented to these provisions of our bylaws, as they may be amended from time to time. The arbitration and exclusive forum provisions of our bylaws may limit a shareholder’s ability to bring a claim in a judicial forum that the shareholder believes is favorable for disputes with us or our Trustees, officers, manager, other agents or employees, which may discourage lawsuits against us and our Trustees, officers, manager, other agents or employees. SIR’s former bylaws had similar exclusive forum provisions to those in our bylaws.
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
As a successor, we may face liability stemming from the tax liabilities (including penalties and interest) of the entities that we have acquired. These liabilities and our efforts to remedy any tax dispute relating to acquired entities could have a material adverse effect on our financial condition and results of operations.
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
Risks Related to Our Securities
Our distributions to our shareholders may be reduced or eliminated and the form of payment could change.
We intend to continue to make regular quarterly distributions to our shareholders. However:
•our ability to make or sustain the rate of distributions may be adversely affected if any of the risks described in this Annual Report on Form 10-K occur, including any negative impact caused by the prolonged duration of the COVID-19 pandemic and its aftermath on our business, results of operations and liquidity;
•our making of distributions is subject to restrictions contained in the agreements governing our debt and may be subject to restrictions in future debt obligations we may incur; during the continuance of any event of default under the agreements governing our debt, we may be limited or in some cases prohibited from making distributions to our shareholders; and
•the timing and amount of any distributions will be determined at the discretion of our Board of Trustees and will depend on various factors that our Board of Trustees deems relevant, including our FFO, our Normalized FFO, requirements to maintain our qualification for taxation as a REIT, limitations in our credit agreement and public debt covenants, the availability to us of debt and equity capital, our expectation of our future capital requirements and operating performance and our expected needs for and availability of cash to pay our obligations.
For these reasons, among others, our distribution rate may decline or we may cease making distributions to our shareholders.
Further, in order to preserve liquidity, we may elect to pay distributions to our shareholders in part in a form other than cash, such as issuing additional common shares of ours to our shareholders, as permitted by the applicable tax rules.
Changes in market conditions could adversely affect the value of our securities.
As with other publicly traded equity securities and REIT securities, the value of our common shares and other securities depends on various market conditions that are subject to change from time to time, including:
•the extent of investor interest in our securities;
•the general reputation of REITs and externally managed companies and the attractiveness of our equity securities in comparison to other equity securities, including securities issued by other real estate based companies or by other issuers less sensitive to rises in interest rates;
•our underlying asset value;
•investor confidence in the stock and bond markets, generally;
•market interest rates;
•national economic conditions;
•changes in tax laws;
•changes in our credit ratings;
•general market conditions, including factors unrelated to our operating performance; and
•perception of our environmental, social and governance policies relative to other companies.
We believe that one of the factors that investors consider important in deciding whether to buy or sell equity securities of a REIT is the distribution rate, considered as a percentage of the price of the equity securities, relative to market interest rates. Interest rates have been at historically low levels for an extended period of time. There is a general market perception that REIT shares outperform in low interest rate environments and underperform in rising interest rate environments when compared to the broader market. The U.S. Federal Reserve has indicated that it does not expect to raise interest rates in response to the COVID-19 pandemic and current market conditions until at least the end of 2023. There can be no assurance, however, that the U.S. Federal Reserve will not raise rates prior to that time. If the U.S. Federal Reserve increases interest rates or if there is a market expectation of such increases, prospective purchasers of REIT equity securities may want to achieve a higher distribution rate. Thus, higher market interest rates, or the expectation of higher interest rates, could cause the value of our securities to decline.
Further issuances of debt or equity securities may adversely affect our shareholders.
As a REIT, we generally will not be able to retain sufficient cash to fund our operations, repay our debts, invest in our properties and fund acquisitions and development or redevelopment efforts, and therefore, our ability to execute our business strategy depends on our access to an appropriate blend of debt financing, which may include secured and unsecured debt, and equity financing, which may include common and preferred shares. The interests of our existing shareholders could be diluted if we issue additional equity securities. In addition, if we decide in the future to issue debt or equity securities that rank senior to our common shares, it is likely that they will be governed by an indenture or other instrument containing covenants restricting our operating flexibility. Also, any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common shares and may result in further dilution to our shareholders. Because our decision to issue debt or equity securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or even estimate the amount, timing or nature of our future capital offerings. Thus, our shareholders will bear the risk of our future offerings reducing the market price of our common shares and diluting the value of their common shares.
The Notes are structurally subordinated to the payment of all indebtedness and other liabilities and any preferred equity of our subsidiaries.
We are the sole obligor on our outstanding senior unsecured notes, and our outstanding senior unsecured notes and any notes or other debt securities we may issue in the future, or, together with our outstanding senior unsecured notes, or the Notes, and such Notes are not, and any Notes we may issue in the future may not be guaranteed by any of our subsidiaries. Our subsidiaries are separate and distinct legal entities and have no obligation, contingent or otherwise, to pay any amounts due on the Notes, or to make any funds available therefor, whether by dividend, distribution, loan or other payments. The rights of holders of Notes to benefit from any of the assets of our subsidiaries are subject to the prior satisfaction of claims of our subsidiaries’ creditors and any preferred equity holders. As a result, the Notes are, and, except to the extent that future Notes are guaranteed by our subsidiaries, will be, structurally subordinated to all of the debt and other liabilities and obligations of our subsidiaries, including guarantees of other indebtedness of ours, payment obligations under lease agreements, trade payables and preferred equity. As of December 31, 2020, our subsidiaries had total indebtedness and other liabilities (excluding security and other deposits and guaranties) of $247.1 million.
The Notes are unsecured and effectively subordinated to all of our existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness.
The outstanding Notes are not secured and any Notes we may issue in the future may not be secured. Upon any distribution to our creditors in a bankruptcy, liquidation, reorganization or similar proceeding relating to us or our property, the holders of our secured debt will be entitled to exercise the remedies available to a secured lender under applicable law and pursuant to the instruments governing such debt and to be paid in full from the assets securing that secured debt before any payment may be made with respect to Notes that are not secured by those assets. In that event, because such Notes will not be secured by any of our assets, it is possible that there will be no assets from which claims of holders of such Notes can be satisfied or, if any assets remain, that the remaining assets will be insufficient to satisfy those claims in full. If the value of such remaining assets is less than the aggregate outstanding principal amount of such Notes and accrued interest and all future debt ranking equally with such Notes, we will be unable to fully satisfy our obligations under such Notes. In addition, if we fail to meet our payment or other obligations under our secured debt, the holders of that secured debt would be entitled to foreclose on our assets securing that secured debt and liquidate those assets. Accordingly, we may not have sufficient funds to pay amounts due on such Notes. As a result, noteholders may lose a portion or the entire value of their investment in such Notes. Further, the terms of the outstanding Notes permit, and the terms of any Notes we may issue in the future may permit us to incur additional secured indebtedness subject to compliance with certain debt ratios. The Notes that are not secured will be effectively subordinated to any such additional secured indebtedness. As of December 31, 2020, we had $170.8 million in mortgage debt.
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
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
As of December 31, 2020, our wholly owned properties were comprised of 181 properties located in 34 states and the District of Columbia containing approximately 24.9 million rentable square feet and we had noncontrolling ownership interests in three properties totaling approximately 444,000 rentable square feet through two unconsolidated joint ventures in which we own 51% and 50% interests. The following table provides certain information about our wholly owned properties as of December 31, 2020 (dollars in thousands):

State	Number of Properties	Undepreciated Carrying Value (1)	Depreciated Carrying Value (1)	Annualized Rental Income
Alabama	7	$89,798	$82,234	$11,578
Arizona	5	30,350	27,947	4,569
California	24	483,503	410,459	70,978
Colorado	7	98,057	75,752	20,208
District of Columbia	7	548,385	479,094	62,997
Florida	3	56,886	46,185	9,890
Georgia	10	206,614	165,019	30,884
Hawaii (2)	1	2,001	2,001	—
Idaho	3	33,441	27,199	4,489
Illinois	4	98,979	92,656	28,481
Indiana	5	99,556	80,758	13,446
Iowa	1	10,646	10,203	3,283
Kentucky	2	18,020	15,460	3,918
Maryland	14	255,011	222,485	37,847
Massachusetts	8	129,071	108,686	21,407
Michigan	2	27,663	22,499	4,274
Minnesota	1	8,243	4,197	1,126
Mississippi	1	26,243	20,820	4,001
Missouri	3	85,411	75,001	23,362
Nebraska	2	19,477	18,784	4,201
New Jersey	3	48,817	46,866	14,573
New York	4	37,738	31,043	8,422
North Carolina	2	22,397	21,156	6,817
Ohio	1	1,134	1,103	829
Oregon	1	29,692	24,676	4,989
Pennsylvania	1	29,584	28,319	6,902
South Carolina	2	31,334	31,157	3,776
Tennessee	1	14,682	11,995	3,406
Texas	16	260,241	243,771	48,206
Utah	3	64,339	61,182	12,626
Vermont	1	9,256	6,949	1,121
Virginia	26	498,308	451,723	71,088
Washington	7	129,772	111,681	18,576
Wisconsin	1	5,587	4,471	787
Wyoming	1	11,907	6,698	2,007
Subtotal	180	3,522,143	3,070,229	565,064

Properties Held for Sale
Missouri (3)	—	988	790	83
Virginia (4)	1	54,101	51,822	12,871
Subtotal	1	55,089	52,612	12,954
Grand Total	181	$3,577,232	$3,122,841	$578,018
(1)Excludes value assigned to real estate intangibles in purchase price allocations.
(2)Property is a leasable land parcel.
(3)Consists of a warehouse facility adjacent to a property we own in Kansas City, MO that was sold in January 2021.
(4)This property was sold in January 2021.

At December 31, 2020, seven of our properties with an aggregate undepreciated carrying value, excluding value assigned to real estate intangibles in purchase price allocations, of $276.9 million, were encumbered by mortgages totaling $170.8 million. The three properties owned by our two unconsolidated joint ventures in which we own 51% and 50% interests were encumbered by two mortgages totaling $82.0 million at December 31, 2020. For more information regarding our mortgages and our two unconsolidated joint ventures, see Notes 3 and 8 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
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
As of February 10, 2021, there were 2,088 shareholders of record of our common shares.
Item 6. [Reserved.]
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following information should be read in conjunction with our Consolidated Financial Statements and accompanying notes included in Part IV, Item 15 of this Annual Report on Form 10-K.
OVERVIEW (dollars in thousands, except per share and per square foot data)
We are a REIT organized under Maryland law. As of December 31, 2020, our wholly owned properties were comprised of 181 properties and we had noncontrolling ownership interests in three properties totaling approximately 444,000 rentable square feet through two unconsolidated joint ventures in which we own 51% and 50% interests. As of December 31, 2020, our properties are located in 34 states and the District of Columbia and contain approximately 24,889,000 rentable square feet. As of December 31, 2020, our properties were leased to 349 different tenants, with a weighted average remaining lease term (based on annualized rental income) of approximately 5.1 years. The U.S. government is our largest tenant, representing approximately 25.2% of our annualized rental income as of December 31, 2020.
COVID-19 Pandemic
The COVID-19 pandemic and the various governmental and market responses intended to contain and mitigate the spread of the virus and its detrimental public health impact, as well as the general uncertainty surrounding the dangers and impact of the pandemic, continue to have a significant impact on the global economy, including the U.S. economy. To date, the COVID-19 pandemic has not had a significant impact on our business and we believe that our current financial resources, the characteristics of our portfolio, including the diversity of our tenant base, both geographically and by industry, and the financial strength and resources of our tenants, will enable us to withstand the COVID-19 pandemic. However, we have received requests from some of our tenants for rent assistance. As of February 16, 2021, we have granted temporary rent assistance totaling $2,546 to 19 tenants who represent approximately 3.3% of our annualized rental income as of December 31, 2020. This assistance generally entails a deferral of, in most cases, one month of rent pursuant to deferred payment plans which require the deferred rent amounts be payable over a 12-month period, certain of which commenced in 2020. The deferred amounts did not impact our operating results for the year ended December 31, 2020. As of February 16, 2021, we have collected $1,999, or 78.5%, of our granted rent deferrals.
For more information and risks relating to the COVID-19 pandemic on us and our business, see elsewhere in this Annual Report on Form 10-K, including “Warning Concerning Forward-Looking Statements”, Part I, Item1, “Business”, Part I, Item

1A, “Risk Factors” and Note 4 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
Property Operations
Unless otherwise noted, the data presented in this section includes properties classified as held for sale as of December 31, 2020 and excludes three properties owned by two unconsolidated joint ventures in which we own 51% and 50% interests. For more information regarding our properties classified as held for sale and our two unconsolidated joint ventures, see Note 3 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
Occupancy data for our properties as of December 31, 2020 and 2019 was as follows (square feet in thousands):

	All Properties (1)		Comparable Properties (2)
	December 31,		December 31,
	2020	2019	2020	2019
Total properties (3)	181	189	177	177
Total rentable square feet (4)	24,889	25,726	24,130	24,224
Percent leased (5)	91.2%	92.4%	92.1%	93.3%
(1)Based on properties we owned on December 31, 2020 and 2019, respectively.
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
The average effective rental rate per square foot for our properties for the years ended December 31, 2020 and 2019 are as follows:

	Year Ended December 31,
Average effective rental rate per square foot (1):	2020	2019
All properties (2)	$25.93	$27.02
Comparable properties (3)	$25.87	$26.04
(1)Average effective rental rate per square foot represents total rental income during the period specified divided by the average rentable square feet leased during the period specified.
(2)Based on properties we owned on December 31, 2020 and 2019, respectively.
(3)Based on properties we owned continuously since January 1, 2019; excludes properties classified as held for sale, properties undergoing significant redevelopment, if any, and three properties owned by two unconsolidated joint ventures in which we own 51% and 50% interests.
During the year ended December 31, 2020, changes in rentable square feet leased and available for lease at our properties were as follows (square feet in thousands):

	Year Ended December 31, 2020
	Leased	Available for Lease	Total
Beginning of year	23,761	1,965	25,726
Changes resulting from:
Acquisition of properties	150	13	163
Disposition of properties	(836)	(70)	(906)
Lease expirations	(2,334)	2,334	—
Lease renewals (1)	1,691	(1,691)	—
New leases (1)	274	(274)	—
Remeasurements (2)	(1)	(93)	(94)
End of year	22,705	2,184	24,889
(1)Based on leases entered during the year ended December 31, 2020.
(2)Rentable square feet are subject to changes when space is remeasured or reconfigured for tenants.

Leases at our properties totaling approximately 2,334,000 rentable square feet expired during the year ended December 31, 2020. During the year ended December 31, 2020, we entered leases totaling approximately 1,965,000 rentable square feet, including lease renewals of approximately 1,691,000 rentable square feet and new leases of approximately 274,000 rentable square feet. The weighted (by rentable square feet) average rents were 6.9% above prior rents for the same space and the weighted (by rentable square feet) average lease term for new and renewal leases entered during the year ended December 31, 2020 was 7.3 years.
During the year ended December 31, 2020, commitments made for expenditures, such as tenant improvements and leasing costs, in connection with leasing space at our properties were as follows (square feet in thousands):

	Year Ended December 31, 2020
	New Leases	Renewals	Total
Rentable square feet leased	274	1,691	1,965
Tenant leasing costs and concession commitments (1)	$21,356	$22,048	$43,404
Tenant leasing costs and concession commitments per rentable square foot (1)	$77.89	$13.04	$22.09
Weighted (by square feet) average lease term (years)	11.2	6.7	7.3
Total leasing costs and concession commitments per rentable square foot per year (1)	$6.94	$1.95	$3.02
(1)Includes commitments made for leasing expenditures and concessions, such as tenant improvements, leasing commissions, tenant reimbursements and free rent.
During the year ended December 31, 2020, changes in effective rental rates per square foot achieved for new leases and lease renewals at our properties that commenced during the year ended December 31, 2020, when compared to prior effective rental rates per square foot in effect for the same space (and excluding space acquired vacant), were as follows (square feet in thousands):

	Year Ended December 31, 2020
	Old Effective Rent Per Square Foot (1)	New Effective Rent Per Square Foot (1)	Rentable Square Feet
New leases	$30.44	$29.28	321
Lease renewals	$26.66	$28.43	1,700
Total leasing activity	$27.26	$28.57	2,021
(1)Effective rental rate includes contractual base rents from our tenants pursuant to our lease agreements, plus straight line rent adjustments and estimated expense reimbursements to be paid to us, and excluding lease value amortization.
During the years ended December 31, 2020 and 2019, amounts capitalized at our properties for lease related costs, building improvements and development, redevelopment and other activities were as follows:

	Year Ended December 31,
	2020	2019
Lease related costs (1)	$34,972	$52,359
Building improvements (2)	41,280	33,383
Recurring capital expenditures	76,252	85,742
Development, redevelopment and other activities (3)	16,858	5,880
Total capital expenditures	$93,110	$91,622
(1)Lease related costs generally include capital expenditures used to improve tenants’ space or amounts paid directly to tenants to improve their space and leasing related costs, such as brokerage commissions and other tenant inducements.
(2)Building improvements generally include expenditures to replace obsolete building components and expenditures that extend the useful life of existing assets.
(3)Development, redevelopment and other activities generally include capital expenditure projects that reposition a property or result in new sources of revenue.
As of December 31, 2020, we have estimated unspent leasing related obligations of $51,913, of which we expect to spend $19,179 over the next 12 months.

As of December 31, 2020, we had leases at our properties totaling approximately 3,657,000 rentable square feet that were scheduled to expire during 2021. As of February 18, 2021, we expect tenants with leases totaling approximately 2,614,000 rentable square feet that are scheduled to expire through December 31, 2021, to not renew their leases upon expiration and we cannot be sure as to whether other tenants will renew their leases upon expiration. Of the approximately 2,614,000 rentable square feet that is expiring and expected to not renew in 2021, 1,371,000 rentable square feet is currently under agreement to be sold and 340,000 rentable square feet is in the planning stage for a potential redevelopment. As a result of the COVID-19 pandemic and its economic impact, overall new leasing volume slowed in 2020 and may further slow or remain at a reduced level until market conditions meaningfully improve for a sustained period. However, we remain focused on proactive dialogue with our existing tenants and overall tenant retention. Prevailing market conditions and government and other tenants’ needs at the time we negotiate and enter leases or lease renewals will generally determine rental rates and demand for leased space at our properties, and market conditions and our tenants’ needs are beyond our control. Whenever we renew or enter into new leases for our properties, we intend to seek rents which are equal to or higher than our historical rents for the same properties; however, our ability to maintain or increase the rents for our current properties will depend in large part upon market conditions, which are beyond our control. We cannot be sure of the rental rates which will result from our ongoing negotiations regarding lease renewals or any new or renewed leases we may enter; also, we may experience material declines in our rental income due to vacancies upon lease expirations or early terminations.
As of December 31, 2020, our lease expirations by year are as follows (square feet in thousands):

Year (1)	Number of Leases Expiring	Leased Square Feet Expiring (2)	Percent of Total	Cumulative Percent of Total	Annualized Rental Income Expiring	Percent of Total	Cumulative Percent of Total
2021	82	3,657	16.1%	16.1%	$69,903	12.1%	12.1%
2022	74	1,944	8.6%	24.7%	54,821	9.5%	21.6%
2023	65	2,403	10.6%	35.3%	76,436	13.2%	34.8%
2024	58	3,858	17.0%	52.3%	101,530	17.6%	52.4%
2025	54	2,030	8.9%	61.2%	43,585	7.5%	59.9%
2026	31	1,724	7.6%	68.8%	45,837	7.9%	67.8%
2027	31	2,027	8.9%	77.7%	52,385	9.1%	76.9%
2028	15	901	4.0%	81.7%	25,858	4.5%	81.4%
2029	15	934	4.1%	85.8%	24,798	4.3%	85.7%
2030 and thereafter	39	3,227	14.2%	100.0%	82,865	14.3%	100.0%
Total	464	22,705	100.0%		$578,018	100.0%

Weighted average remaining lease term (in years)		5.0			5.1
(1)The year of lease expiration is pursuant to current contract terms. Some of our leases allow the tenants to vacate the leased premises before the stated expirations of their leases with little or no liability. As of December 31, 2020, tenants occupying approximately 7.4% of our rentable square feet and responsible for approximately 9.2% of our annualized rental income as of December 31, 2020, currently have exercisable rights to terminate their leases before the stated terms of their leases expire. Also, in 2021, 2022, 2023, 2024, 2025, 2026, 2027, 2028, 2029 and 2035 early termination rights become exercisable by other tenants who currently occupy an additional approximately 1.3%, 2.8%, 1.5%, 1.1%, 2.1%, 1.0%, 0.6%, 1.1%, 0.1% and 0.3% of our rentable square feet, respectively, and contribute an additional approximately 1.6%, 2.9%, 1.7%, 1.7%, 3.5%, 1.3%, 1.1%, 1.3%, 0.2% and 0.4% of our annualized rental income, respectively, as of December 31, 2020. In addition, as of December 31, 2020, pursuant to leases with 13 of our tenants, these tenants have rights to terminate their leases if their respective legislature or other funding authority does not appropriate rent amounts in their respective annual budgets. These 13 tenants occupy approximately 5.0% of our rentable square feet and contribute approximately 5.9% of our annualized rental income as of December 31, 2020.
(2)Leased square feet is pursuant to leases existing as of December 31, 2020, and includes (i) space being fitted out for tenant occupancy pursuant to our lease agreements, if any, and (ii) space which is leased, but is not occupied or is being offered for sublease by tenants, if any. Square feet measurements are subject to changes when space is remeasured or reconfigured for new tenants.
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
We believe that recent government budgetary and spending priorities and enhancements in technology have resulted in a decrease in government office use for employees. Furthermore, over the past several years, government tenants have reduced their space utilization per employee and consolidated government tenants into existing government owned properties. This activity has reduced the demand for government leased space. Our historical experience with respect to properties of the type we own that are majority leased to government tenants has been that government tenants frequently renew leases to avoid the costs and disruptions that may result from relocating their operations. However, efforts to manage space utilization rates may result in our tenants exercising early termination rights under our leases, vacating our properties upon expiration of our leases in order to relocate, or renewing their leases for less space than they currently occupy. Also, our government tenants’ desire to reconfigure leased office space to manage utilization per employee may require us to spend significant amounts for tenant improvements, and tenant relocations are often more prevalent in those circumstances. Increasing uncertainty with respect to government agency budgets and funding to implement relocations, consolidations and reconfigurations has resulted in delayed decisions by some of our government tenants and their reliance on short term lease renewals; however, recent activity prior to the outbreak of the COVID-19 pandemic suggested that the U.S. government had begun to shift its leasing strategy to include longer term leases and was actively exploring 10 to 20 year lease terms at renewal, in some instances. It is also possible that as a result of the COVID-19 pandemic, government tenants may seek to manage space utilization rates in order to provide greater physical distancing for employees, which may require us to spend significant amounts for tenant improvements, mostly with lease renewals. However, the COVID-19 pandemic and its aftermath have had negative impacts on government budgets and resources and it is unclear what the effect of these impacts will be on government demand for leasing office space. In addition, the new presidential administration may result in a change in the federal government’s policy priorities, which may impact leasing at our government leased properties. Given the significant uncertainties, including as to the COVID-19 pandemic, its economic impact and its aftermath and the new presidential administration, we are unable to reasonably project what the financial impact of market conditions or changing government circumstances will be on our financial results for future periods.
As of December 31, 2020, we derive 23.5% of our annualized rental income from our properties located in the metropolitan Washington, D.C. market area, which includes Washington, D.C., Northern Virginia and suburban Maryland. A downturn in economic conditions in this area, including as a result of the COVID-19 pandemic, could result in reduced demand from tenants for our properties or reduce the rents that our tenants in this area are willing to pay when our leases expire or terminate and when renewal or new terms are negotiated. Additionally, in recent years there has been a decrease in demand for new leased office space by the U.S. government in the metropolitan Washington, D.C. market area, and that could increase competition for government tenants and adversely affect our ability to retain government tenants when our leases expire.
Our manager, RMR LLC, employs a tenant review process for us. RMR LLC assesses tenants on an individual basis based on various applicable credit criteria. In general, depending on facts and circumstances, RMR LLC evaluates the creditworthiness of a tenant based on information concerning the tenant that is provided by the tenant and, in some cases, information that is publicly available or obtained from third party sources. RMR LLC also often uses a third party service to monitor the credit ratings, both actual and implied, of our existing tenants. We consider investment grade tenants to include: (a) investment grade rated tenants; (b) tenants with investment grade rated parent entities that guarantee the tenant’s lease obligations; and/or (c) tenants with investment grade rated parent entities that do not guarantee the tenant’s lease obligations. As of December 31, 2020, tenants contributing 56.7% of annualized rental income were investment grade rated (or their payment obligations were guaranteed by an investment grade rated parent) and tenants contributing an additional 8.1% of annualized rental income were subsidiaries of an investment grade rated parent (although these parent entities were not liable for the payment of rents).

As of December 31, 2020, tenants representing 1% or more of our total annualized rental income were as follows:

	Tenant	Credit Rating	Sq. Ft.	% of Leased Sq. Ft.	Annualized Rental Income	% of Total Annualized Rental Income
1	U.S. Government	Investment Grade	5,316	23.4%	$145,916	25.2%
2	Shook, Hardy & Bacon L.L.P.	Not Rated	596	2.6%	19,199	3.3%
3	State of California	Investment Grade	648	2.9%	19,142	3.3%
4	Bank of America Corporation	Investment Grade	617	2.7%	16,520	2.9%
5	WestRock Company (1)	Investment Grade	311	1.4%	12,871	2.2%
6	F5 Networks, Inc.	Not Rated	299	1.3%	12,777	2.2%
7	Commonwealth of Massachusetts	Investment Grade	311	1.4%	11,953	2.1%
8	CareFirst Inc.	Not Rated	207	0.9%	11,684	2.0%
9	Northrop Grumman Corporation	Investment Grade	337	1.5%	11,320	2.0%
10	Tyson Foods, Inc.	Investment Grade	248	1.1%	11,011	1.9%
11	Micro Focus International plc	Non Investment Grade	406	1.8%	8,710	1.5%
12	CommScope Holding Company Inc	Non Investment Grade	228	1.0%	8,097	1.4%
13	State of Georgia	Investment Grade	308	1.4%	7,094	1.2%
14	PNC Bank	Investment Grade	441	1.9%	6,902	1.2%
15	ServiceNow, Inc.	Investment Grade	149	0.7%	6,481	1.1%
16	Allstate Insurance Co.	Investment Grade	468	2.1%	6,473	1.1%
17	Compass Group plc	Investment Grade	267	1.2%	6,386	1.1%
18	Automatic Data Processing, Inc.	Investment Grade	289	1.3%	6,047	1.0%
19	Church & Dwight Co., Inc.	Investment Grade	250	1.1%	6,019	1.0%
20	Tailored Brands, Inc. (2)	Non Investment Grade	206	0.9%	5,898	1.0%
			11,902	52.6%	$340,500	58.7%
(1)This tenant occupied a property located in Richmond, VA that was classified as held for sale as of December 31, 2020 and sold in January 2021.
(2)In August 2020, Tailored Brands, Inc. filed for Chapter 11 bankruptcy. The tenant has paid its rental obligations to us through December 31, 2020. On January 25, 2021, the lease was assumed in bankruptcy court. As a condition to this lease being assumed, we entered into a lease amendment with the tenant as of January 25, 2021 that includes a reduction of approximately 104,000 square feet. As a result of this lease restructure, this tenant will no longer represent 1% or more of our annualized rental income.

Acquisition Activities
During the year ended December 31, 2020, we acquired two properties containing a combined approximately 163,000 square feet for an aggregate purchase price of $46,625, excluding acquisition related costs.
In November 2020, we entered into an agreement to acquire a property adjacent to a property we own in Boston, MA for $26,975, excluding acquisition related costs. This acquisition is expected to take place before the end of the first quarter. However, this acquisition is subject to conditions; accordingly, we cannot be sure that we will complete this acquisition or that this acquisition will not be delayed or the terms will not change.
For more information about our acquisition activities, see “Business —Acquisition Policies” in Part 1, Item 1 of this Annual Report on Form 10-K and Note 3 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
Disposition Activities
During the year ended December 31, 2020, we sold 10 properties containing a combined approximately 906,000 rentable square feet for an aggregate sales price of $110,463, excluding closing costs and including the repayment of one mortgage note with an outstanding principal balance of $13,095, an annual interest rate of 5.9% and a maturity date in August 2021. Since January 1, 2021, we have sold both of the properties classified as held for sale as of December 31, 2020 for an aggregate sales price of $130,845, excluding closing costs. We sold these properties pursuant to our capital recycling program. Through our capital recycling program, we seek to selectively sell certain properties from time to time to fund future acquisitions and to maintain leverage consistent with our current investment grade ratings with a goal of (1) improving the asset quality of our portfolio by reducing the average age of our properties, lengthening the weighted average term of our leases and increasing the likelihood of retaining our tenants and (2) increasing our cash available for distribution.
In February 2021, we entered into an agreement to sell a property located in Huntsville, AL containing approximately 1,371,000 rentable square feet for a sales price of $39,000, excluding closing costs. This sale is expected to occur before the end of the second quarter. However, this sale is subject to conditions; accordingly, we cannot be sure that we will complete this sale or that this sale will not be delayed or the terms will not change.
For more information about our disposition activities, see “Business —Disposition Policies” in Part 1, Item 1 of this Annual Report on Form 10-K and Note 3 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
Financing Activities
Senior Unsecured Note Issuances
In June and July 2020, we issued an aggregate of $162,000 of 6.375% senior unsecured notes due 2050 in an underwritten public offering. Our aggregate net proceeds from this offering were $156,226, after underwriters’ discounts and offering expenses, which we used to repay amounts outstanding under our revolving credit facility and for general business purposes. These notes require quarterly payments of interest only through maturity and may be repaid at par (plus accrued and unpaid interest) on or after June 23, 2025.
In September 2020, we issued $250,000 of our 4.50% senior unsecured notes due 2025 in an underwritten public offering. These notes were a further issuance of our existing $400,000 of senior unsecured notes due 2025 that were initially issued by SIR in February 2015, which we assumed in connection with the SIR Merger. The public offering price of these notes was 101.414% of the principal amount, raising net proceeds of $251,214, after underwriters’ discounts and offering expenses, which we used to repay amounts outstanding under our revolving credit facility and for general business purposes. These notes require semi-annual payments of interest only through maturity.
Senior Unsecured Note Redemption
In January 2020, we redeemed, at par plus accrued interest, all $400,000 of our 3.60% senior unsecured notes due 2020 using cash on hand, proceeds from property sales and borrowings under our revolving credit facility.
Mortgage Note Repayments
In March 2020, in connection with the sale of one property, we prepaid, at a premium plus accrued interest, a mortgage note secured by that property with an outstanding principal balance of $13,095, an annual interest rate of 5.9% and a maturity date in August 2021, which was classified in liabilities of properties held for sale in our consolidated balance sheet as of December 31, 2019.
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
For more information about our financing activities, see “Business —Our Financing Policies” in Part 1, Item 1 of this Annual Report on Form 10-K and Note 8 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
Segment Information
We operate in one business segment: ownership of real estate properties.

RESULTS OF OPERATIONS (amounts in thousands, except per share amounts)
Year Ended December 31, 2020, Compared to Year Ended December 31, 2019

					Non-Comparable
					Properties Results
	Comparable Properties Results (1)				Year Ended		Consolidated Results
	Year Ended December 31,				December 31,		Year Ended December 31,
	2020	2019	$ Change	% Change	2020	2019	2020	2019	$ Change	% Change
Rental income	$572,419	$582,497	$(10,078)	(1.7%)	$15,500	$95,907	$587,919	$678,404	$(90,485)	(13.3%)
Operating expenses:
Real estate taxes	63,066	63,146	(80)	(0.1%)	2,053	10,571	65,119	73,717	(8,598)	(11.7%)
Utility expenses	24,859	29,047	(4,188)	(14.4%)	525	5,255	25,384	34,302	(8,918)	(26.0%)
Other operating expenses	102,596	104,316	(1,720)	(1.6%)	2,869	16,627	105,465	120,943	(15,478)	(12.8%)
Total operating expenses	190,521	196,509	(5,988)	(3.0%)	5,447	32,453	195,968	228,962	(32,994)	(14.4%)
Net operating income (2)	$381,898	$385,988	$(4,090)	(1.1%)	$10,053	$63,454	391,951	449,442	(57,491)	(12.8%)

Other expenses:
Depreciation and amortization							251,566	289,885	(38,319)	(13.2%)
Loss on impairment of real estate							2,954	22,255	(19,301)	(86.7%)
Acquisition and transaction related costs							232	682	(450)	(66.0%)
General and administrative							28,443	32,728	(4,285)	(13.1%)
Total other expenses							283,195	345,550	(62,355)	(18.0%)

Gain on sale of real estate							10,855	105,131	(94,276)	(89.7%)
Dividend income							—	1,960	(1,960)	n/m
Loss on equity securities, net							—	(44,007)	44,007	n/m
Interest and other income							779	1,045	(266)	(25.5%)
Interest expense							(108,303)	(134,880)	26,577	(19.7%)
Loss on early extinguishment of debt							(3,839)	(769)	(3,070)	n/m
Income before income tax expense and equity in net losses of investees							8,248	32,372	(24,124)	(74.5%)
Income tax expense							(377)	(778)	401	(51.5%)
Equity in net losses of investees							(1,193)	(1,259)	66	(5.2%)
Net income							$6,678	$30,335	$(23,657)	(78.0%)

Weighted average common shares outstanding (basic and diluted)							48,124	48,062	62	0.1%

Per common share amounts (basic and diluted):
Net income							$0.14	$0.63	$(0.49)	(77.8%)
n/m - not meaningful
(1)Comparable properties consists of 177 properties we owned on December 31, 2020 and which we owned continuously since January 1, 2019 and excludes properties classified as held for sale, properties undergoing significant redevelopment, if any, and three properties owned by two unconsolidated joint ventures in which we own 51% and 50% interests.
(2)Our definition of net operating income, or NOI, and our reconciliation of net income to NOI are included below under the heading “Non-GAAP Financial Measures.”

References to changes in the income and expense categories below relate to the comparison of consolidated results for the year ended December 31, 2020, compared to the year ended December 31, 2019. For a comparison of consolidated results for the year ended December 31, 2019 compared to the year ended December 31, 2018, see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Rental income. The decrease in rental income reflects decreases in rental income of $74,411 as a result of property disposition activities, $10,078 related to comparable properties and $6,204 related to a property undergoing significant redevelopment that became vacant in September 2019, offset by an increase in rental income of $208 related to acquired properties. The decrease in rental income for comparable properties is primarily due to reductions in occupied space at certain of our properties in 2020, certain below market lease intangibles becoming fully amortized, termination fee revenue totaling $1,543 recorded at certain of our comparable properties in 2019, reductions in reimbursement income due to reductions in expenses that are reimbursable to us by our tenants as a result of the COVID-19 pandemic and resulting decrease in space utilization, and decreased parking revenue at certain of our comparable properties due to lower parking activity resulting from the COVID-19 pandemic. Rental income includes non-cash straight line rent adjustments totaling $16,079 in 2020 and $27,507 in 2019, and amortization of acquired leases and assumed lease obligations totaling ($5,440) in 2020 and ($2,710) in 2019.
Real estate taxes. The decrease in real estate taxes reflects a decrease in real estate taxes of $7,765 as a result of property disposition activities, a decrease of $803 for a property undergoing significant redevelopment and a decrease of $80 for comparable properties, offset by increases in real estate taxes of $50 for acquired properties. Real estate taxes for comparable properties declined primarily due to the effect of lower real estate tax valuation assessments resulting from successful real estate tax appeals at certain of our properties since January 1, 2019.
Utility expenses. The decrease in utility expenses reflects a decrease in utility expenses of $4,796 as a result of property disposition activities and a decrease in utility expenses for comparable properties of $4,188, offset by an increase in utility expenses for a property undergoing significant redevelopment of $66. Utility expenses for comparable properties declined primarily due to a decrease in electricity and water usage resulting from cost savings initiatives implemented by our manager, RMR LLC, in response to decreased space utilization at our properties as a result of the COVID-19 pandemic, as well as the implementation of real time energy management programs at certain of our properties in 2020.
Other operating expenses. Other operating expenses consist of salaries and benefit costs of property level personnel, repairs and maintenance expense, cleaning expense, other direct costs of operating our properties and property management fees. The decrease in other operating expenses reflects a decrease of $13,448 as a result of property disposition activities, a decrease of $1,720 for comparable properties and a decrease of $436 related to a property undergoing significant redevelopment, offset by an increase in other operating expenses related to acquired properties of $126. Other operating expenses for comparable properties declined primarily due to lower net cleaning costs resulting from cost savings initiatives implemented by our manager, RMR LLC, in response to decreased space utilization at our properties as a result of the COVID-19 pandemic, which were partially offset by an increase in cleaning costs related to more frequent cleaning and sanitizing practices at our properties to help mitigate the spread of COVID-19, lower snow removal costs and lower parking garage maintenance costs due to lower parking activity at certain of our properties resulting from the COVID-19 pandemic, partially offset by higher insurance costs in 2020.
Depreciation and amortization. The decrease in depreciation and amortization primarily reflects a decrease of $23,092 as a result of property disposition activities, a decrease for comparable properties of $12,891 and a decrease related to a property undergoing significant redevelopment of $2,567, offset by an increase related to acquired properties of $231. Depreciation and amortization for comparable properties and the property undergoing significant redevelopment declined due to certain leasing related assets becoming fully depreciated in 2020, partially offset by depreciation and amortization of improvements made to certain of our properties during 2019 and 2020.
Loss on impairment of real estate. We recorded a $2,954 loss on impairment of real estate in 2020 to reduce the carrying value of four properties to their estimated fair value less costs to sell. We recorded a $22,255 loss on impairment of real estate in 2019 to reduce the carrying value of 45 properties to their estimated fair value less costs to sell.
Acquisition and transaction related costs. Acquisition and transaction related costs incurred in 2020 represent costs related to an acquisition opportunity we terminated in November 2020. Acquisition and transaction related costs incurred in 2019 represent costs incurred in connection with the SIR Merger, comprised of certain post-merger activity costs incurred during 2019. For more information regarding the SIR Merger, see Notes 1, 3, 11 and 12 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
General and administrative. General and administrative expenses consist of fees pursuant to our business management agreement, equity compensation expense, legal and accounting fees, Trustees’ fees and expenses, securities listing and transfer agency fees and other costs relating to our status as a publicly traded company. The decrease in general and administrative expenses is primarily the result of a decrease in business management fees in 2020 mostly as a result of property sales during 2019 and 2020 and declines in our share price in 2020 during the COVID-19 pandemic, as well as lower legal expenses and audit fees.

Gain on sale of real estate. We recorded a $10,855 net gain on sale of real estate in 2020 resulting from the sale of 10 properties. We recorded a $105,131 net gain on sale of real estate in 2019 resulting from the sale of 17 properties.
Dividend income. Dividend income in 2019 consists of distributions received in connection with our former investment in RMR Inc. that we sold on July 1, 2019.
Loss on equity securities, net. Loss on equity securities, net represents a realized loss in 2019 from the sale of our 2.8 million shares of class A common stock of RMR Inc. on July 1, 2019.
Interest and other income. The decrease in interest and other income is primarily due to lower returns on cash invested and the June 2020 payoff of a mortgage note receivable in connection with a property we sold in 2016, partially offset by a settlement we received in 2020 resulting from a dispute with a vendor.
Interest expense. The decrease in interest expense is primarily due to lower average outstanding debt balances in 2020 resulting from debt repayment activity in 2019 and 2020, including the repayment of $388,000 outstanding on our term loans during 2019, the redemption of all $350,000 of our 3.75% senior unsecured notes in July 2019, the redemption of all $400,000 of our 3.60% senior unsecured notes in January 2020 and the repayment of four mortgage notes with an aggregate principal balance of $152,187 in 2020, as well as lower weighted average interest rates on borrowings outstanding during 2020 compared to 2019, partially offset by an increase in interest expense resulting from the issuance of $162,000 of our 6.375% senior unsecured notes in June and July 2020 and $250,000 of our 4.50% senior unsecured notes in September 2020.
Loss on early extinguishment of debt. We recorded a loss on early extinguishment of debt of $3,839 in 2020 from prepayment fees incurred and the write off of unamortized discounts, premiums and debt issuance costs associated with the prepayment of three mortgage notes and a loss on the settlement of a mortgage note receivable that was repaid in 2020 related to a property sold in 2016. We recorded a loss on early extinguishment of debt of $769 in 2019 from the write off of unamortized debt issuance costs and discounts associated with the repayment of our term loans and redemption of our senior unsecured notes due 2019.
Income tax expense. The decrease in income tax expense reflects lower operating income in certain jurisdictions in 2020 where we are subject to state income taxes.
Equity in net losses of investees. Equity in net losses of investees represents our proportionate share of earnings and losses from our investments in two unconsolidated joint ventures and, in the 2019 period, our former investment in Affiliates Insurance Company.
Net income. Our net income and net income per basic and diluted common share decreased in 2020 compared to 2019 primarily as a result of the changes noted above.
Non-GAAP Financial Measures
We present certain "non-GAAP financial measures" within the meaning of applicable SEC rules, including the calculations below of NOI, as well as funds from operations, or FFO, and normalized funds from operations, or Normalized FFO. These measures do not represent cash generated by operating activities in accordance with GAAP and should not be considered alternatives to net income (loss) as indicators of our operating performance or as measures of our liquidity. These measures should be considered in conjunction with net income (loss) as presented in our consolidated statements of comprehensive income (loss). We consider these non-GAAP measures to be appropriate supplemental measures of operating performance for a REIT, along with net income (loss). We believe these measures provide useful information to investors because by excluding the effects of certain historical amounts, such as depreciation and amortization expense, they may facilitate a comparison of our operating performance between periods and with other REITs and, in the case of NOI, reflecting only those income and expense items that are generated and incurred at the property level may help both investors and management to understand the operations of our properties.
Net Operating Income
The calculation of NOI excludes certain components of net income (loss) in order to provide results that are more closely related to our property level results of operations. We calculate NOI as shown below. We define NOI as income from our rental of real estate less our property operating expenses. NOI excludes amortization of capitalized tenant improvement costs and leasing commissions that we record as depreciation and amortization expense. We use NOI to evaluate individual and company-wide property level performance. Other real estate companies and REITs may calculate NOI differently than we do.
The following table presents the reconciliation of net income to NOI for the years ended December 31, 2020 and 2019.

	Year Ended December 31,
	2020	2019
Net income	$6,678	$30,335
Equity in net losses of investees	1,193	1,259
Income tax expense	377	778
Income before income tax expense and equity in net losses of investees	8,248	32,372
Loss on early extinguishment of debt	3,839	769
Interest expense	108,303	134,880
Interest and other income	(779)	(1,045)
Loss on equity securities, net	—	44,007
Dividend income	—	(1,960)
Gain on sale of real estate	(10,855)	(105,131)
General and administrative	28,443	32,728
Acquisition and transaction related costs	232	682
Loss on impairment of real estate	2,954	22,255
Depreciation and amortization	251,566	289,885
NOI	$391,951	$449,442
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

The following table presents the reconciliation of net income to FFO and Normalized FFO for the years ended December 31, 2020 and 2019.

	Year Ended December 31,
	2020	2019
Net income	$6,678	$30,335
Add (less): Depreciation and amortization:
Consolidated properties	251,566	289,885
Unconsolidated joint venture properties	4,803	5,903
Loss on impairment of real estate	2,954	22,255
Gain on sale of real estate	(10,855)	(105,131)
Loss on equity securities, net	—	44,007
FFO	255,146	287,254
Add (less): Acquisition and transaction related costs	232	682
Loss on early extinguishment of debt	3,839	769
Normalized FFO	$259,217	$288,705

Weighted average common shares outstanding (basic and diluted)	48,124	48,062

FFO per common share (basic and diluted)	$5.30	$5.98
Normalized FFO per common share (basic and diluted)	$5.39	$6.01
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
•our ability to develop or redevelop properties to produce cash flows in excess of our cost of capital; and
•our ability to purchase additional properties which produce cash flows from operations in excess of our cost of acquisition capital and property operating expenses and capital expenses.
With $750,000 available under our revolving credit facility as of February 18, 2021 and no significant debt maturities until 2022, we believe that we are well positioned to weather the present disruptions facing the real estate industry and the economy generally. As a result of the COVID-19 pandemic, we have received requests from some of our tenants for rent assistance. As of February 16, 2021, we have granted temporary rent assistance totaling $2,546 to 19 tenants who represent approximately 3.3% of our annualized rental income as of December 31, 2020. This assistance generally entails a deferral of, in most cases, one month of rent pursuant to deferred payment plans which require the deferred rent amounts be payable over a 12-month period, certain of which commenced in 2020. As of February 16, 2021, we have collected $1,999, or 78.5%, of our granted rent deferrals. Although some of our tenants have sought temporary rent assistance, we remain focused on proactive dialogue with our existing tenants and overall tenant retention. Also, we believe we will benefit from the approximately 64.8% of our annualized rental income as of December 31, 2020 paid by investment grade tenants, the majority of which is made up of government tenants, and the diversity of our tenant base, both geographically and by industry, which may help mitigate the economic impact of the COVID-19 pandemic.

On January 14, 2021, we announced a regular quarterly cash distribution of $0.55 per common share ($2.20 per common share per year), maintaining our previous distribution rate. At this time, we continue to expect that the quarterly distribution rate will remain unchanged. We determine our distribution payout ratio with consideration for our expected capital expenditures as well as cash flows from operations and debt obligations.
In early 2020, we completed our previously announced disposition program and transitioned to a capital recycling program through which we expect to accretively grow our property portfolio. Pursuant to our capital recycling program, we plan to sell certain properties from time to time to fund future acquisitions and to maintain leverage consistent with our current investment grade ratings with a goal of (1) improving the asset quality of our portfolio by reducing the average age of our properties, lengthening the weighted average term of our leases and increasing the likelihood of retaining our tenants and (2) increasing our cash available for distribution. During the year ended December 31, 2020, pursuant to our capital recycling program, we sold 10 properties for an aggregate sales price of $110,463, excluding closing costs, and acquired two properties for an aggregate purchase price of $46,625, excluding acquisition related costs. In November 2020, we entered into an agreement to acquire a property for a purchase price of $26,975, excluding acquisition related costs. Since January 1, 2021, we sold two additional properties for an aggregate sales price of $130,845, excluding closing costs. Given the current economic conditions, we continue to carefully consider our capital allocation strategy and believe we are well positioned to continue to opportunistically recycle and deploy capital.
Our future purchases of properties cannot be accurately projected because such purchases depend upon purchase opportunities which come to our attention and our ability to successfully complete the acquisitions. We generally do not intend to purchase “turn around” properties, or properties which do not generate positive cash flows.
The following is a summary of our sources and uses of cash flows for the periods presented, as reflected in our consolidated statements of cash flows:

	Year Ended December 31,
	2020	2019
Cash, cash equivalents and restricted cash at beginning of period	$100,696	$38,943
Net cash provided by (used in):
Operating activities	233,628	215,329
Investing activities	(22,987)	877,819
Financing activities	(254,482)	(1,031,395)
Cash, cash equivalents and restricted cash at end of period	$56,855	$100,696
The increase in cash provided by operating activities for the year ended December 31, 2020 compared to the prior year is the result of favorable changes in working capital in 2020 compared to the prior year, offset by the net impact of disposition activities. The decrease in cash provided by investing activities for the year ended December 31, 2020 compared to the prior year is primarily due to lower cash proceeds received from our sales of properties in 2020 compared to the prior year, the sale of our 2.8 million shares of Class A common stock of RMR Inc. in 2019 and higher real estate acquisition and improvement activities in 2020. The decrease in cash used in financing activities for the year ended December 31, 2020 compared to the prior year is primarily due to the issuance of $162,000 of our 6.375% senior unsecured notes due 2050 and $250,000 of our 4.50% senior unsecured notes due 2025 in 2020 and a decrease in net debt repayment activity, due to repayments of our unsecured term loans, the redemption of all $350,000 of our 3.75% senior unsecured notes and net repayment activity on our revolving credit facility using cash on hand and proceeds from sales of properties in the prior year, compared to increased borrowings under our revolving credit facility in 2020 in order to facilitate the repayment of other debts, including the redemption of all $400,000 of our 3.60% senior unsecured notes and the repayment of $152,187 of mortgage debt.
Our Investment and Financing Liquidity and Resources (dollar amounts in thousands, except per share and per square foot amounts)
In order to fund acquisitions and to meet cash needs that may result from our desire or need to make distributions or pay operating or capital expenses, we maintain a $750,000 revolving credit facility. The maturity date of our revolving credit facility is January 31, 2023 and, subject to our payment of an extension fee and meeting certain other conditions, we have the option to extend the stated maturity date of our revolving credit facility by two additional six month periods. We can borrow, repay and reborrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity. We are required to pay interest at a rate of LIBOR plus a premium, which was 110 basis points per annum at December 31, 2020, on the amount outstanding under our revolving credit facility, if any. We also pay a facility fee on the total amount of lending commitments under our revolving credit facility, which was 25 basis points per annum at December 31, 2020. Both the interest rate premium and facility fee are subject to adjustment based upon changes to our credit ratings. As of December 31, 2020, the annual interest rate payable on borrowings under our revolving credit facility was 1.2%. As of December 31, 2020 and February 18, 2021, we had no amounts outstanding under our revolving credit facility and $750,000 available for borrowing.
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
During the year ended December 31, 2020, we completed the following senior unsecured notes and mortgage notes transactions:
Senior Unsecured Note Issuances
In June and July 2020, we issued an aggregate of $162,000 of 6.375% senior unsecured notes due 2050 in an underwritten public offering. Our aggregate net proceeds from this offering were $156,226, after underwriters’ discounts and offering expenses, which we used to repay amounts outstanding under our revolving credit facility and for general business purposes. These notes require quarterly payments of interest only through maturity and may be repaid at par (plus accrued and unpaid interest) on or after June 23, 2025.
In September 2020, we issued $250,000 of our 4.50% senior unsecured notes due 2025 in an underwritten public offering. These notes are a further issuance of our existing $400,000 of senior unsecured notes due 2025 that were initially issued by SIR in February 2015, which we assumed in connection with the SIR Merger. The public offering price of these notes was 101.414% of the principal amount, raising net proceeds of $251,214, after underwriters’ discounts and offering expenses, which we used to repay amounts outstanding under our revolving credit facility and for general business purposes. These notes require semi-annual payments of interest only through maturity.
Senior Unsecured Note Redemption
In January 2020, we redeemed, at par plus accrued interest, all $400,000 of our 3.60% senior unsecured notes due 2020 using cash on hand, proceeds from property sales and borrowings under our revolving credit facility.
Mortgage Note Repayments
In March 2020, in connection with the sale of one property, we prepaid, at a premium plus accrued interest, a mortgage note secured by that property with an outstanding principal balance of $13,095, an annual interest rate of 5.9% and a maturity date in August 2021, which was classified in liabilities of properties held for sale in our consolidated balance sheet as of December 31, 2019.
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

As of December 31, 2020, our debt maturities (other than our revolving credit facility), consisting of senior unsecured notes and mortgage notes, are as follows:

Year	Debt Maturities
2021	$1,540
2022	625,518
2023	143,784
2024	350,000
2025	650,000
Thereafter	472,000
Total	$2,242,842
None of our unsecured debt obligations require sinking fund payments prior to their maturity dates. Our $170,842 in mortgage debts generally require monthly payments of principal and interest through maturity.
In addition to our debt obligations, as of December 31, 2020, we have estimated unspent leasing related obligations of $51,913, of which we expect to spend $19,179 over the next 12 months.
We are currently in the planning stage for a potential redevelopment project at a property located in Washington, D.C containing approximately 340,000 rentable square feet. This redevelopment project may require significant capital expenditures and time to complete.
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
During the year ended December 31, 2020, we paid quarterly distributions to our shareholders totaling $106,121 using cash on hand and borrowings under our revolving credit facility. On January 14, 2021, we declared a regular quarterly distribution payable to shareholders of record on January 25, 2021 in the amount of $0.55 per share, or $26,575. We paid this distribution on February 18, 2021 using cash on hand. For more information regarding the distributions we paid during 2020, see Note 10 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

We own 51% and 50% interests in two unconsolidated joint ventures which own three properties. The properties owned by these joint ventures are encumbered by an aggregate $82,000 principal amount of mortgage indebtedness. We do not control the activities that are most significant to these joint ventures and, as a result, we account for our investments in these joint ventures under the equity method of accounting. For more information on the financial condition and results of operations of these joint ventures, see Note 3 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K. Other than these joint ventures, as of December 31, 2020, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Debt Covenants (dollars in thousands)
Our principal debt obligations at December 31, 2020 consisted of an aggregate outstanding principal balance of $2,072,000 of public issuances of senior unsecured notes and mortgage notes with an aggregate outstanding principal balance of $170,842 that were assumed in connection with certain of our acquisitions. Also, the three properties owned by two joint ventures in which we own 51% and 50% interests secure two additional mortgage notes. Our publicly issued senior unsecured notes are governed by indentures and their supplements. Our credit agreement and our senior unsecured notes indentures and their supplements provide for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, such as, in the case of our credit agreement, a change of control of us, which includes RMR LLC ceasing to act as our business and property manager. Our credit agreement and our senior unsecured notes indentures and their supplements also contain a number of covenants, including those that restrict our ability to incur debts, including debts secured by mortgages on our properties, in excess of calculated amounts, require us to comply with certain financial covenants and, in the case of our credit agreement, restrict our ability to make distributions to our shareholders under certain circumstances. As of December 31, 2020, we believe we were in compliance with the terms and conditions of our respective covenants under our credit agreement and senior unsecured notes indentures and their supplements. Our mortgage notes are non-recourse, subject to certain limited exceptions, and do not contain any material financial covenants.
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
Related Person Transactions
We have relationships and historical and continuing transactions with RMR LLC, RMR Inc. and others related to them. For more information about these and other such relationships and related person transactions, see Notes 1, 5, 6 and 11 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K, which are incorporated herein by reference and our other filings with the SEC, including our definitive Proxy Statement for our 2021 Annual Meeting of Shareholders, or our definitive Proxy Statement, to be filed with the SEC within 120 days after the fiscal year ended December 31, 2020. For more information about the risks that may arise as a result of these and other related person transactions and relationships, see elsewhere in this Annual Report on Form 10-K, including “Warning Concerning Forward-Looking Statements,” Part I, Item 1, “Business” and Part I, Item 1A, “Risk Factors.” We may engage in additional transactions with related persons, including businesses to which RMR LLC or its subsidiaries provide management services.
Critical Accounting Estimates
Our critical accounting policies are those that will have the most impact on the reporting of our financial condition and results of operations and those requiring significant judgments and estimates. We believe that our judgments and estimates have been and will be consistently applied and produce financial information that fairly presents our results of operations. Our most critical accounting policies involve our investments in real property. These policies affect our:
•allocation of purchase prices between various asset categories, including allocations to above and below market leases and the related impact on the recognition of rental income and depreciation and amortization expenses; and
•assessment of the carrying values and impairments of long lived assets.

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
In an effort to reduce the effects of any increased energy costs in the future, we continuously study ways to improve the energy efficiency at all of our properties. Our property manager, RMR LLC, is a member of the ENERGY STAR program, a joint program of the U.S. Environmental Protection Agency and the U.S. Department of Energy that is focused on promoting energy efficiency at commercial properties through its “ENERGY STAR” program, and a member of the U.S. Green Building Council, a nonprofit organization focused on promoting energy efficiency at commercial properties through its LEED® green building program. Additionally, in July 2020, RMR LLC released its first annual Sustainability Report, which summarizes the environmental, social and governance initiatives RMR LLC and its client companies, including OPI, employ. RMR LLC’s Sustainability Report may be accessed on RMR Inc.’s website at www.rmrgroup.com/corporate-sustainability/default.aspx. The information on or accessible through RMR Inc.’s website is not incorporated by reference into this Annual Report on Form 10-K.

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
Fixed Rate Debt
At December 31, 2020, our outstanding fixed rate debt consisted of the following:

Debt	Principal Balance (1)	Annual Interest Rate (1)	Annual Interest Expense (1)	Maturity	Interest Payments Due
Senior unsecured notes	$300,000	4.150%	$12,450	2022	Semi-annually
Senior unsecured notes	300,000	4.000%	12,000	2022	Semi-annually
Senior unsecured notes	350,000	4.250%	14,875	2024	Semi-annually
Senior unsecured notes	650,000	4.500%	29,250	2025	Semi-annually
Senior unsecured notes	310,000	5.875%	18,213	2046	Quarterly
Senior unsecured notes	162,000	6.375%	10,328	2050	Quarterly
Mortgage note (one property in Lakewood, CO)	350	8.150%	29	2021	Monthly
Mortgage note (one property in Washington, D.C.)	25,804	4.220%	1,089	2022	Monthly
Mortgage note (three properties in Seattle, WA)	71,000	3.550%	2,521	2023	Monthly
Mortgage note (one property in Chicago, IL)	50,000	3.700%	1,850	2023	Monthly
Mortgage note (one property in Washington, D.C.)	23,688	4.800%	1,137	2023	Monthly
Total	$2,242,842		$103,742
(1)The principal balances and annual interest rates are the amounts stated in the applicable contracts. In accordance with GAAP, our carrying values and recorded interest expense may differ from these amounts because of market conditions at the time we issued or assumed these debts. For more information, see Notes 8 and 9 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
Our senior unsecured notes require semi-annual or quarterly interest payments through maturity. Our mortgages generally require principal and interest payments through maturity pursuant to amortization schedules. Because these debts require interest to be paid at a fixed rate, changes in market interest rates during the term of these debts will not affect our interest obligations. If these debts were refinanced at interest rates which are one percentage point higher or lower than shown above, our annual interest cost would increase or decrease by approximately $22,428.
Changes in market interest rates also would affect the fair value of our fixed rate debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt. Based on the balances outstanding at December 31, 2020, and discounted cash flow analyses through the respective maturity dates, and assuming no other changes in factors that may affect the fair value of our fixed rate debt obligations, a hypothetical immediate one percentage point increase in interest rates would change the fair value of those obligations by approximately $110,508.
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

At December 31, 2020, we owned 51% and 50% interests in two joint venture arrangements which own three properties that are secured by fixed rate debt consisting of the following mortgage notes:

Debt	Our JV Ownership Interest	Principal Balance (1)(2)	Annual Interest Rate (1)	Annual Interest Expense (1)	Maturity	Interest Payments Due
Mortgage note (two properties in Fairfax, VA)	51%	$50,000	4.090%	$2,045	2029	Monthly
Mortgage note (one property in Washington, D.C.)	50%	32,000	3.690%	1,181	2024	Monthly
		$82,000		$3,226
(1)The principal balances and annual interest rates are the amounts stated in the applicable contracts. In accordance with GAAP, the joint ventures’ recorded interest expense may differ from these amounts because of market conditions at the time they incurred the debt.
(2)Reflects the entire balance of the debt secured by the properties and is not adjusted to reflect the interests in the joint ventures we do not own. None of the debt is recourse to us.
Floating Rate Debt
At December 31, 2020, we had no outstanding floating rate debt. Our $750,000 revolving credit facility matures on January 31, 2023 and, subject to the payment of an extension fee and meeting certain other conditions, we have the option to extend the stated maturity by two six month periods. No principal repayments are required under our revolving credit facility prior to maturity, and we can borrow, repay and reborrow funds available under our revolving credit facility, subject to conditions, at any time without penalty.
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
The following table presents the impact a one percentage point increase in interest rates would have on our annual floating rate interest expense as of December 31, 2020 if we were fully drawn on our revolving credit facility:

	Impact of an Increase in Interest Rates
	Annual	Outstanding	Total Interest	Annual Earnings
	Interest Rate (1)	Debt	Expense Per Year	Per Share Impact (2)
At December 31, 2020	1.2%	$750,000	$9,000	$0.19
One percentage point increase	2.2%	$750,000	$16,500	$0.34
(1)Based on LIBOR plus a premium, which was 110 basis points per annum, at December 31, 2020.
(2)Based on the weighted average shares outstanding (diluted) for the year ended December 31, 2020.
The foregoing table shows the impact of an immediate increase in floating interest rates as of December 31, 2020. If interest rates were to increase gradually over time, the impact would be spread over time. Our exposure to fluctuations in floating interest rates will increase or decrease in the future with increases or decreases in the outstanding amount under our revolving credit facility or our other floating rate debt, if any. Although we have no present plans to do so, we may in the future enter into hedge arrangements from time to time to mitigate our exposure to changes in interest rates.
LIBOR Phase Out
LIBOR is currently expected to be phased out for new contracts by December 31, 2021 and for pre-existing contracts by June 30, 2023. We are required to pay interest on borrowings under our revolving credit facility at a floating rate based on LIBOR. Interest we may pay on any future debt that we may incur may also require that we pay interest based upon LIBOR. We currently expect that the determination of interest under our revolving credit facility would be revised as provided under our credit agreement or amended as necessary to provide for an interest rate that approximates the existing interest rate as calculated in accordance with LIBOR. Despite our current expectations, we cannot be sure that, if LIBOR is phased out or transitioned, the changes to the determination of interest under our agreements would approximate the current calculation in accordance with LIBOR. We do not know what standard, if any, will replace LIBOR if it is phased out or transitioned.
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
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) in Internal Control—Integrated Framework. Based on this assessment, we believe that, as of December 31, 2020, our internal control over financial reporting is effective.
Deloitte & Touche LLP, the independent registered public accounting firm that audited our 2020 Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting. Its report appears elsewhere herein.
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
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information. We may grant common shares to our officers and other employees of RMR LLC under our Amended and Restated 2009 Incentive Share Award Plan, or the 2009 Plan. In addition, each of our Trustees receives common shares as part of his or her annual compensation for serving as a Trustee and such shares are awarded under the 2009 Plan. The terms of awards made under the 2009 Plan are determined by the Compensation Committee of our Board of Trustees, at the time of the awards. The following table is as of December 31, 2020.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by securityholders — 2009 Plan	None.	None.	1,094,909 (1)
Equity compensation plans not approved by securityholders	None.	None.	None.
Total	None.	None.	1,094,909 (1)
(1)Consists of common shares available for issuance pursuant to the terms of the 2009 Plan. Share awards that are repurchased or forfeited will be added to the common shares available for issuance under the 2009 Plan. Our shareholders approved an amendment to the 2009 Plan at our annual meeting of shareholders held on May 27, 2020 to increase the total number of common shares available for grant by 1,000,000.
Payments by us to RMR LLC employees are described in Notes 6 and 10 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K. The remainder of the information required by Item 12 is incorporated by reference to our definitive Proxy Statement.
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

4.12
Authentication Order, dated as of September 24, 2020, from the Company to U.S. Bank National Association, relating to the Company’s 4.50% Senior Notes due 2025. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020.)

4.13
Registration Rights and Lock-Up Agreement, dated as of June 5, 2015, among the Company, ABP Trust (f/k/a Reit Management & Research Trust) and Adam D. Portnoy. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 8, 2015.)

4.14	Description of Securities. (Filed herewith.)
8.1	Opinion of Sullivan & Worcester LLP as to certain tax matters. (Filed herewith.)
10.1
Second Amended and Restated Business Management Agreement, dated as of June 5, 2015, between the Company and The RMR Group LLC (f/k/a Reit Management & Research LLC). (+) (Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 8, 2015.)

10.2
Amendment to Second Amended and Restated Business Management Agreement, dated as of December 31, 2018, between the Company and The RMR Group LLC. (+) (Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 31, 2018.)

10.3
Second Amended and Restated Property Management Agreement, dated as of June 5, 2015, between the Company and The RMR Group LLC. (+) (Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 8, 2015.)

10.4	Amended and Restated Office Properties Income Trust 2009 Incentive Share Award Plan. (+) (Incorporated by reference to the Company's Current Report on Form 8-K filed on May 28, 2020.)
10.5	Form of Share Award Agreement. (+) (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.)
10.6	Form of Share Award Agreement. (+) (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020.)
10.7	Form of Indemnification Agreement. (+) (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.)
10.8	Summary of Trustee Compensation. (+) (Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 28, 2020.)
10.9
Amended and Restated Credit Agreement, dated as of December 13, 2018, among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and each of the other financial institutions initially a signatory thereto. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 17, 2018.)

21.1	Subsidiaries of the Company. (Filed herewith.)
23.1	Consent of Deloitte & Touche LLP. (Filed herewith.)
23.2	Consent of Ernst & Young LLP. (Filed herewith.)
23.3	Consent of Sullivan & Worcester LLP. (Contained in Exhibit 8.1.)
31.1	Rule 13a-14(a) Certification. (Filed herewith.)
31.2	Rule 13a-14(a) Certification. (Filed herewith.)
31.3	Rule 13a-14(a) Certification. (Filed herewith.)
31.4	Rule 13a-14(a) Certification. (Filed herewith.)
32.1	Section 1350 Certification. (Furnished herewith.)

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
Item 16. Form 10-K Summary
None.

Report of Independent Registered Public Accounting Firm
To the Trustees and Shareholders of Office Properties Income Trust
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Office Properties Income Trust (the "Company") as of December 31, 2020, the related consolidated statements of comprehensive income (loss), shareholders' equity, and cash flows, for the year then ended, and the related notes and the schedule listed in the Index at Item 15(a) (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the year ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 19, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Impairment of Real Estate Properties - Refer to Notes 2 and 3 to the financial statements
Critical Audit Matter Description
The Company’s investments in real estate assets are evaluated for impairment periodically or when events or changes in circumstances indicate that the carrying amount of a real estate asset may not be recoverable. The Company’s evaluation of the recoverability of real estate assets involves the comparison of undiscounted future cash flows expected to be generated by each real estate asset over the Company’s estimated holding period to the respective carrying amount. The Company’s undiscounted future cash flows analysis and the assessment of expected remaining holding period requires management to make significant estimates and assumptions related to future occupancy levels, rental rates, estimated sale proceeds, and capitalization rates.
In the event that a real estate asset is not recoverable, the Company will adjust the real estate asset to its fair value based on third-party appraisals, broker selling estimates, sale agreements under negotiation, and/or final selling prices, when available, and recognize an impairment loss for the carrying amount in excess of fair value.
We identified the impairment of real estate assets as a critical audit matter because of the significant estimates and assumptions management makes to evaluate the recoverability of real estate assets. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the reasonableness of management’s undiscounted future cash flows analysis and assessment of expected remaining holding period.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the undiscounted cash flows analysis and the assessment of the expected remaining hold period included the following, among others:
•We tested the effectiveness of controls over management’s evaluation of the recoverability of real estate property assets, including the key inputs utilized in estimating the undiscounted future cash flows.
•We evaluated the undiscounted cash flow analysis including estimates of future occupancy levels, rental rates, estimated sale proceeds, and capitalization rates for each real estate asset or group of assets with possible impairment indicators by (1) evaluating the source information and assumptions used by management and (2) testing the mathematical accuracy of the undiscounted future cash flows analysis.
•We evaluated the reasonableness of management’s undiscounted future cash flows analysis by comparing management’s projections to external market sources and evidence obtained in other areas of our audit.
•We held discussions with management about the current status of potential transactions and about management’s judgments to understand the probability of future events that could affect the hold period and other cash flow assumptions for the properties.

/s/ Deloitte & Touche LLP

Boston, Massachusetts
February 19, 2021

We have served as the Company’s auditor since 2020.

Report of Independent Registered Public Accounting Firm
To the Trustees and Shareholders of Office Properties Income Trust
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Office Properties Income Trust (the “Company”) as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020, of the Company and our report dated February 19, 2021, expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Assessment of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/ Deloitte & Touche LLP

Boston, Massachusetts
February 19, 2021

Report of Independent Registered Public Accounting Firm
To the Trustees and Shareholders of Office Properties Income Trust
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Office Properties Income Trust (the Company) as of December 31, 2019, the related consolidated statements of comprehensive income (loss), shareholders' equity and cash flows for each of the two years in the period ended December 31, 2019, and the related notes and the financial statement schedule listed in the Index at item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
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

/s/ Ernst & Young LLP

We served as the Company’s auditor from 2008 to 2020.

Boston, Massachusetts
February 20, 2020

 OFFICE PROPERTIES INCOME TRUST
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)

	December 31,
	2020	2019
ASSETS
Real estate properties:
Land	$830,884	$840,550
Buildings and improvements	2,691,259	2,652,681
Total real estate properties, gross	3,522,143	3,493,231
Accumulated depreciation	(451,914)	(387,656)
Total real estate properties, net	3,070,229	3,105,575
Assets of properties held for sale	75,177	70,877
Investments in unconsolidated joint ventures	37,951	39,756
Acquired real estate leases, net	548,943	732,382
Cash and cash equivalents	42,045	93,744
Restricted cash	14,810	6,952
Rents receivable	101,766	83,556
Deferred leasing costs, net	42,626	40,107
Other assets, net	12,889	20,187
Total assets	$3,946,436	$4,193,136

LIABILITIES AND SHAREHOLDERS’ EQUITY
Unsecured revolving credit facility	$—	$—
Senior unsecured notes, net	2,033,242	2,017,379
Mortgage notes payable, net	169,729	309,946
Liabilities of properties held for sale	891	14,693
Accounts payable and other liabilities	116,480	125,048
Due to related persons	6,114	7,141
Assumed real estate lease obligations, net	10,588	13,175
Total liabilities	2,337,044	2,487,382

Commitments and contingencies

Shareholders’ equity:
Common shares of beneficial interest, $.01 par value: 200,000,000 shares authorized, 48,318,366 and 48,201,941 shares issued and outstanding, respectively	483	482
Additional paid in capital	2,615,305	2,612,425
Cumulative net income	183,895	177,217
Cumulative other comprehensive loss	—	(200)
Cumulative common distributions	(1,190,291)	(1,084,170)
Total shareholders’ equity	1,609,392	1,705,754
Total liabilities and shareholders’ equity	$3,946,436	$4,193,136
The accompanying notes are an integral part of these consolidated financial statements.

OFFICE PROPERTIES INCOME TRUST
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(amounts in thousands, except per share data)

	Year Ended December 31,
	2020	2019	2018

Rental income	$587,919	$678,404	$426,560

Expenses:
Real estate taxes	65,119	73,717	49,708
Utility expenses	25,384	34,302	26,425
Other operating expenses	105,465	120,943	89,610
Depreciation and amortization	251,566	289,885	162,488
Loss on impairment of real estate	2,954	22,255	8,630
Acquisition and transaction related costs	232	682	14,508
General and administrative	28,443	32,728	24,922
Total expenses	479,163	574,512	376,291

Gain on sale of real estate	10,855	105,131	20,661
Dividend income	—	1,960	1,337
Loss on equity securities, net	—	(44,007)	(7,552)
Interest and other income	779	1,045	639
Interest expense (including net amortization of debt premiums, discounts and issuance costs of $9,593, $10,740 and $3,626, respectively)	(108,303)	(134,880)	(89,865)
Loss on early extinguishment of debt	(3,839)	(769)	(709)
Income (loss) before income tax expense and equity in net losses of investees	8,248	32,372	(25,220)
Income tax expense	(377)	(778)	(117)
Equity in net losses of investees	(1,193)	(1,259)	(2,269)
Income (loss) from continuing operations	6,678	30,335	(27,606)
Income from discontinued operations	—	—	5,722
Net income (loss)	6,678	30,335	(21,884)
Other comprehensive income (loss):
Unrealized gain (loss) on financial instrument	200	(200)	—
Equity in unrealized loss of investees	—	(106)	(40)
Other comprehensive income (loss)	200	(306)	(40)
Comprehensive income (loss)	$6,878	$30,029	$(21,924)

Net income (loss)	$6,678	$30,335	$(21,884)
Preferred units of limited partnership distributions	—	—	(371)
Net income (loss) available for common shareholders	$6,678	$30,335	$(22,255)

Weighted average common shares outstanding (basic and diluted)	48,124	48,062	24,830

Per common share amounts (basic and diluted):
Income (loss) from continuing operations	$0.14	$0.63	$(1.13)
Income from discontinued operations	$—	$—	$0.23
Net income (loss) available for common shareholders	$0.14	$0.63	$(0.90)

The accompanying notes are an integral part of these consolidated financial statements.

OFFICE PROPERTIES INCOME TRUST
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(dollars in thousands)

	Number of Shares	Common Shares	Additional Paid In Capital	Cumulative Net Income	Cumulative Other Comprehensive Income (Loss)	Cumulative Common Distributions	Total
Balance at December 31, 2017	24,786,479	$248	$1,968,960	$108,144	$60,427	$(807,736)	$1,330,043
Cumulative adjustment upon adoption of ASU No. 2016-01	—	—	—	60,281	(60,281)	—	—
Adjustment upon adoption of ASU No. 2014-09	—	—	—	712	—	—	712
Balance at January 1, 2018	24,786,479	248	1,968,960	169,137	146	(807,736)	1,330,755
Issuance of shares, net	23,281,738	233	639,550	—	—	—	639,783
Share grants	19,925	—	1,523	—	—	—	1,523
Share forfeitures and repurchases	(5,239)	—	(232)	—	—	—	(232)
Equity in unrealized loss of investees	—	—	—	—	(40)	—	(40)
Net loss available for common shareholders	—	—	—	(22,255)	—	—	(22,255)
Distributions to common shareholders	—	—	—	—	—	(170,566)	(170,566)
Balance at December 31, 2018	48,082,903	481	2,609,801	146,882	106	(978,302)	1,778,968
Share grants	136,100	1	3,097	—	—	—	3,098
Share forfeitures and repurchases	(17,062)	—	(473)	—	—	—	(473)
Amounts reclassified from cumulative other comprehensive income to net income	—	—	—	—	(196)	—	(196)
Equity in unrealized gain of investees	—	—	—	—	90	—	90
Unrealized loss on financial instrument	—	—	—	—	(200)	—	(200)
Net income available for common shareholders	—	—	—	30,335	—	—	30,335
Distributions to common shareholders	—	—	—	—	—	(105,868)	(105,868)
Balance at December 31, 2019	48,201,941	482	2,612,425	177,217	(200)	(1,084,170)	1,705,754
Share grants	136,600	1	3,323	—	—	—	3,324
Share forfeitures and repurchases	(20,175)	—	(443)	—	—	—	(443)
Amounts reclassified from cumulative other comprehensive loss to net income	—	—	—	—	85	—	85
Unrealized gain on financial instruments	—	—	—	—	115	—	115
Net income available for common shareholders	—	—	—	6,678	—	—	6,678
Distributions to common shareholders	—	—	—	—	—	(106,121)	(106,121)
Balance at December 31, 2020	48,318,366	$483	$2,615,305	$183,895	$—	$(1,190,291)	$1,609,392
The accompanying notes are an integral part of these consolidated financial statements.

OFFICE PROPERTIES INCOME TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Year Ended December 31,
	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$6,678	$30,335	$(21,884)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	83,828	89,400	66,685
Net amortization of debt premiums, discounts and issuance costs	9,593	10,740	3,626
Amortization of acquired real estate leases	167,192	197,978	94,375
Amortization of deferred leasing costs	6,887	5,973	4,833
Gain on sale of real estate	(10,855)	(105,131)	(20,661)
Loss on impairment of real estate	2,954	22,255	8,630
Loss on early extinguishment of debt	2,701	769	709
Straight line rental income	(16,079)	(27,507)	(10,164)
Other non-cash expenses, net	2,229	2,011	250
Loss on equity securities, net	—	44,007	7,552
Equity in net losses of investees	1,193	1,259	2,269
Distribution of earnings from Affiliates Insurance Company	—	2,438	—
Equity in earnings of Select Income REIT included in discontinued operations	—	—	(20,873)
Net gain on issuance of shares by Select Income REIT included in discontinued operations	—	—	(29)
Loss on sale of Select Income REIT shares included in discontinued operations	—	—	15,180
Distributions of earnings from Select Income REIT	—	—	20,873
Change in assets and liabilities:
Rents receivable	(3,962)	12,586	5,021
Deferred leasing costs	(12,128)	(27,971)	(9,203)
Other assets	2,505	3,266	1,127
Accounts payable and other liabilities	(8,081)	(19,333)	(3,303)
Due to related persons	(1,027)	(27,746)	(97)
Net cash provided by operating activities	233,628	215,329	144,916

CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate acquisitions	(47,215)	(2,905)	25,221
Real estate improvements	(81,762)	(62,676)	(47,500)
Distributions in excess of earnings from Select Income REIT	—	—	17,251
Distributions in excess of earnings from unconsolidated joint ventures	612	2,370	3,751
Distributions in excess of earnings from Affiliates Insurance Company	287	6,562	—
Proceeds from sale of properties, net	102,211	829,794	304,808
Proceeds from sale of Select Income REIT shares	—	—	435,125
Proceeds from sale of The RMR Group Inc. common shares, net	—	104,674	—
Proceeds from repayment of mortgage note receivable	2,880	—	—
Net cash (used in) provided by investing activities	(22,987)	877,819	738,656

The accompanying notes are an integral part of these consolidated financial statements.

OFFICE PROPERTIES INCOME TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(dollars in thousands)

	Year Ended December 31,
	2020	2019	2018
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of mortgage notes payable	(155,367)	(12,054)	(3,708)
Repayment of unsecured term loans	—	(388,000)	(162,000)
Repayment of senior unsecured notes	(400,000)	(350,000)	—
Proceeds from issuance of senior unsecured notes, net	408,932	—	—
Borrowings on unsecured revolving credit facility	561,467	430,000	238,000
Repayments on unsecured revolving credit facility	(561,467)	(605,000)	(741,000)
Payment of debt issuance costs	(1,492)	—	(3,936)
Repurchase of common shares	(434)	(473)	(232)
Redemption of preferred units of limited partnership	—	—	(20,221)
Preferred units of limited partnership distributions	—	—	(646)
Distributions to common shareholders	(106,121)	(105,868)	(170,566)
Net cash used in financing activities	(254,482)	(1,031,395)	(864,309)
(Decrease) increase in cash, cash equivalents and restricted cash	(43,841)	61,753	19,263
Cash, cash equivalents and restricted cash at beginning of period	100,696	38,943	19,680
Cash, cash equivalents and restricted cash at end of period	$56,855	$100,696	$38,943

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$100,083	$131,735	$65,188
Income taxes paid	$1,377	$491	$68

NON-CASH INVESTING ACTIVITIES:
Real estate improvements accrued, not paid	$11,981	$11,457	$9,281
Working capital assumed	$—	$—	$25,170
Real estate and investment acquired by issuance of common shares	$—	$—	$(639,809)
Real estate and investment acquired by assumption of debt	$—	$—	$(1,719,772)

NON-CASH FINANCING ACTIVITIES:
Select Income REIT unsecured revolving credit facility	$—	$—	$108,000
Assumption of mortgage notes payable	$—	$—	$161,772
Assumption of senior unsecured notes	$—	$—	$1,450,000
Issuance of common shares	$—	$—	$639,809

SUPPLEMENTAL DISCLOSURE OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH:

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets to the amounts shown in the consolidated statements of cash flows:

	As of December 31,
	2020	2019	2018
Cash and cash equivalents	$42,045	$93,744	$35,349
Restricted cash	14,810	6,952	3,594
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$56,855	$100,696	$38,943

The accompanying notes are an integral part of these consolidated financial statements.

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 1. Organization
Office Properties Income Trust, or OPI, we, us or our, is a real estate investment trust, or REIT, formed in 2009 under Maryland law.
As of December 31, 2020, our wholly owned properties were comprised of 181 properties containing approximately 24,889,000 rentable square feet and we had a noncontrolling ownership interest in three properties totaling approximately 444,000 rentable square feet through two unconsolidated joint ventures in which we own 51% and 50% interests.
Merger with Select Income REIT
On December 31, 2018, we completed our acquisition of Select Income REIT, or SIR, a REIT that owned properties primarily net leased to single tenants, pursuant to a merger transaction, or the SIR Merger. As a result of the SIR Merger, we acquired SIR’s property portfolio of 99 properties with approximately 16,500,000 rentable square feet.
The aggregate transaction value, based on the closing price of our common shares on December 31, 2018 of $6.87 per share (prior to the Reverse Share Split, as defined below), was $2,409,740, excluding closing costs of $27,497 ($14,508 of which was paid by us and $12,989 of which was paid by SIR) and including the repayment or assumption of $1,719,772 of SIR debt. In connection with the SIR Merger, SIR shareholders received 1.04, or 23,282,704 in the aggregate, of our newly issued common shares for each common share of SIR, with cash paid in lieu of fractional shares.
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
We amortize capitalized above market lease values (included in acquired real estate leases, net in our consolidated balance sheets) and below market lease values (presented as assumed real estate lease obligations, net in our consolidated balance sheets) as a reduction or increase, respectively, to rental income over the terms of the associated leases. Such amortization resulted in net decreases to rental income of $5,440, $2,710 and $2,903 during the years ended December 31, 2020, 2019 and 2018, respectively. We amortize the value of acquired in place leases (included in acquired real estate leases, net in our consolidated balance sheets), exclusive of the value of above market and below market acquired in place leases, over the terms of the associated leases. Such amortization, which is included in depreciation and amortization expense, amounted to $161,752, $195,268 and $91,472 during the years ended December 31, 2020, 2019 and 2018, respectively. If a lease is terminated prior to its stated expiration, we write off the unamortized amounts relating to that lease.
As of December 31, 2020 and 2019, our acquired real estate leases and assumed real estate lease obligations, excluding properties classified as held for sale, were as follows:

	December 31,
	2020	2019
Acquired real estate leases:
Capitalized above market lease values	$34,972	$61,971
Less: accumulated amortization	(19,291)	(29,927)
Capitalized above market lease values, net	15,681	32,044

Lease origination value	868,459	1,032,769
Less: accumulated amortization	(335,197)	(332,431)
Lease origination value, net	533,262	700,338
Acquired real estate leases, net	$548,943	$732,382

Assumed real estate lease obligations:
Capitalized below market lease values	$21,092	$28,118
Less: accumulated amortization	(10,504)	(14,943)
Assumed real estate lease obligations, net	$10,588	$13,175
As of December 31, 2020, the weighted average amortization periods for capitalized above market leases, lease origination value and capitalized below market lease values were 4.0 years, 5.8 years and 5.0 years, respectively. Future amortization of net intangible lease assets and liabilities, to be recognized over the current terms of the associated leases as of December 31, 2020

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
are estimated to be $131,357 in 2021, $112,709 in 2022, $91,420 in 2023, $69,178 in 2024, $45,150 in 2025 and $88,541 thereafter.
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
Deferred Leasing Costs. Deferred leasing costs include brokerage costs, inducements and, until January 1, 2019, legal fees associated with our entering leases. We amortize deferred leasing costs, which are included in depreciation and amortization expense, and inducements, which are included as a reduction to rental income, on a straight line basis over the terms of the respective leases. We recorded amortization of deferred leasing costs of $5,985, $5,216 and $4,330, and reductions to rental income related to the amortization of inducements of $902, $757 and $512 for the years ended December 31, 2020, 2019 and 2018, respectively. Effective January 1, 2019, in accordance with Financial Accounting Standards Board, or FASB, Accounting Standards Update, or ASU, No. 2016-02, Leases, legal costs associated with the execution of our leases, which were previously capitalized and amortized over the life of their respective leases, are expensed as incurred and included in general and administrative expenses in our consolidated statements of comprehensive income (loss). Deferred leasing costs, excluding properties classified as held for sale, totaled $59,691 and $55,716 at December 31, 2020 and 2019, respectively, and accumulated amortization of deferred leasing costs totaled $17,065 and $15,609 at December 31, 2020 and 2019, respectively. Future amortization of deferred leasing costs to be recognized during the current terms of our existing leases as of December 31, 2020 are estimated to be $6,672 in 2021, $5,754 in 2022, $5,060 in 2023, $4,335 in 2024, $3,699 in 2025 and $17,106 thereafter.
Debt Issuance Costs. Debt issuance costs include capitalized issuance or assumption costs related to borrowings, which are amortized to interest expense over the terms of the respective loans. Debt issuance costs, net of accumulated amortization, for our revolving credit facility are included in other assets in our consolidated balance sheets. As of December 31, 2020 and 2019, debt issuance costs for our revolving credit facility were $4,125 and accumulated amortization of debt issuance costs for our revolving credit facility were $2,069 and $1,059, respectively. Debt issuance costs, net of accumulated amortization, for our senior unsecured notes and mortgage notes payable are presented as a direct deduction from the associated debt liability in our consolidated balance sheets. As of December 31, 2020 and 2019, debt issuance costs, net of accumulated amortization, for our senior unsecured notes and mortgage notes payable totaled $17,545 and $10,631, respectively. Future amortization of debt issuance costs to be recognized with respect to our revolving credit facility, senior unsecured notes and mortgage notes as of December 31, 2020 are estimated to be $2,659 in 2021, $2,428 in 2022, $1,132 in 2023, $1,069 in 2024, $584 in 2025 and $11,729 thereafter.
Mortgage Notes Receivable. In connection with a property we sold in July 2016, we provided $3,600 of mortgage financing to the buyer. The mortgage note required interest to be paid at an annual rate of LIBOR plus 4.0%, subject to a minimum annual interest rate of 5.0%, and required monthly payments of interest only until it was repaid in full in March 2020. The mortgage note receivable was included in other assets in our consolidated balance sheet at December 31, 2019.
Equity Securities. We previously owned 2,801,060 common shares of class A common stock of The RMR Group Inc., or RMR Inc., including 1,586,836 common shares acquired from SIR on December 31, 2018 in connection with the SIR Merger, that we sold on July 1, 2019 for net proceeds of $104,674, after deducting underwriting discounts and commissions and other offering expenses. Prior to the sale of our shares of RMR Inc. class A common stock on July 1, 2019, our equity securities were recorded at fair value based on their quoted market price at the end of each reporting period. See Note 6 for more information regarding the sale of our RMR Inc. class A common stock.

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
Equity Method Investments. We previously accounted for our investments in Affiliates Insurance Company, or AIC, until AIC was dissolved on February 13, 2020, and SIR, until we sold the SIR common shares we owned on October 9, 2018, using the equity method of accounting. Significant influence was present through common representation on the boards of trustees or directors of us, AIC and SIR. As of December 31, 2020 and 2019, our investment in AIC had a carrying value of $11 and $298, respectively. These amounts are included in other assets in our consolidated balance sheets. We recognized income of $281 and $516 related to our investment in AIC for the years ended December 31, 2019 and 2018, respectively. These amounts are included in equity in net losses of investees in our consolidated statements of comprehensive income (loss). Our other comprehensive income (loss) includes our proportionate share of unrealized losses on securities which were owned and held for sale by AIC of $90 and $(69) related to our investment in AIC for the years ended December 31, 2019 and 2018, respectively. See Notes 1, 3, 6, 11 and 12 for more information regarding our investments in AIC and SIR.
We also own 51% and 50% interests in two unconsolidated joint ventures which own three properties. The properties owned by these joint ventures are encumbered by an aggregate of $82,000 of mortgage indebtedness. We do not control the activities that are most significant to these joint ventures and, as a result, we account for our investment in these joint ventures under the equity method of accounting. See Note 3 for more information regarding our unconsolidated joint ventures.
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
Other Liabilities. We initially acquired 1,541,201 shares of class A common stock of RMR Inc. on June 5, 2015 for cash and share consideration of $17,462. We concluded, for accounting purposes, that the cash and share consideration we paid for our investment in these shares represented a discount to the fair value of these shares. We initially accounted for this investment under the cost method of accounting and recorded this investment at its estimated fair value of $39,833 as of June 5, 2015 using Level 3 inputs, as defined in the fair value hierarchy under U.S. generally accepted accounting principles, or GAAP. As a result, we recorded a liability for the amount by which the estimated fair value of these shares exceeded the price we paid for these shares. This liability is included in accounts payable and other liabilities in our consolidated balance sheets. This liability is being amortized on a straight line basis through December 31, 2035 as an allocated reduction to our business management and property management fee expense. We amortized $1,087 of this liability during each of the years ended December 31, 2020, 2019 and 2018. These amounts are included in the net business management and property management fee amounts for such periods disclosed in Note 5. As of December 31, 2020, the remaining unamortized amount of this liability was $16,319. Future amortization of this liability as of December 31, 2020 is estimated to be $1,087 in 2021 through 2025 and $10,884 thereafter.
Revenue Recognition. We are a lessor of commercial office properties. Our leases provide our tenants with the contractual right to use and economically benefit from all of the physical space specified in the leases; therefore, we have determined to evaluate our leases as lease arrangements.
In February 2016, the FASB issued ASU No. 2016-02, Leases. In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases and ASU No. 2018-11, Leases (Topic 842): Targeted Improvements. In December 2018, the FASB issued ASU No. 2018-20 Leases (Topic 842), Narrow-Scope Improvements for Lessors. Collectively, these standards set out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). ASU No. 2016-02 requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease. ASU No. 2016-02 requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales type leases, direct financing leases and operating leases. These standards were effective as of January 1, 2019. Upon adoption, we applied the package of practical expedients that allowed us to not reassess (i) whether any expired or existing contracts are or contain leases, (ii) lease classification for any expired or existing leases and (iii) initial direct costs for any expired or existing leases. Furthermore, we applied the optional transition method in ASU No. 2018-11, which allowed us to initially apply the new leases standard at the adoption date and recognize a cumulative effect adjustment to the opening balance of retained earnings in the adoption period, although we did not have an adjustment. Additionally, our leases met the criteria in ASU No. 2018-11 to not separate non-lease components from the related lease component; therefore, the accounting for these leases remained largely unchanged from the previous standard. The adoption of ASU No. 2016-02 and the related improvements did not have a material impact in our

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
consolidated financial statements. Upon adoption, (i) allowances for bad debts are recognized as a direct reduction of rental income, and (ii) legal costs associated with the execution of our leases, which were previously capitalized and amortized over the life of their respective leases, are expensed as incurred.
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
Certain tenants are obligated to pay directly their obligations under their leases for insurance, real estate taxes and certain other expenses. These obligations, which have been assumed by the tenants under the terms of their respective leases, are not reflected in our consolidated financial statements. To the extent any tenant responsible for any such obligations under the applicable lease defaults on such lease or if it is deemed probable that the tenant will fail to pay for such obligations, we would record a liability for such obligations. See Note 4 for more information regarding our leases.
Income Taxes. We have elected to be taxed as a REIT under the United States Internal Revenue Code of 1986, as amended, and, accordingly, we generally will not be subject to federal income taxes provided we distribute our taxable income and meet certain other requirements to qualify for taxation as a REIT. We are, however, subject to certain state and local taxes.
Cumulative Other Comprehensive Income (Loss). Cumulative other comprehensive income (loss) represents our share of the cumulative comprehensive income and losses of our equity method investees and, prior to January 1, 2018, unrealized gains and losses related to our former investment in RMR Inc.
Per Common Share Amounts. We calculate basic earnings per common share by dividing net income (loss) available for common shareholders by the weighted average number of our common shares of beneficial ownership, $.01 par value, or our common shares, outstanding during the period. We calculate diluted earnings per share using the more dilutive of the two class method or the treasury stock method. Unvested share awards and other potentially dilutive common shares, together with the related impact on earnings, are considered when calculating diluted earnings per share. For the years ended December 31, 2020, 2019 and 2018, there were no dilutive common shares. In addition, for the years ended December 31, 2020, 2019 and 2018, 14, 12 and four unvested common shares, respectively, were not included in the calculation of diluted earnings per share because to do so would have been antidilutive.
Use of Estimates. Preparation of these financial statements in conformity with GAAP requires us to make estimates and assumptions that may affect the amounts reported in these consolidated financial statements and related notes. The actual results could differ from these estimates.
Segment Reporting. We operate in one business segment: direct ownership of real estate properties.
New Accounting Pronouncements. In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, or ASU No. 2016-13, which requires that entities use a new forward looking “expected loss” model that generally will result in the earlier recognition of allowance for credit losses. The measurement of expected credit losses is based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. We adopted ASU No. 2016-13 on January 1, 2020 using the modified retrospective approach. The implementation of this standard did not have a material impact in our consolidated financial statements.
Note 3. Real Estate Properties
As of December 31, 2020, our wholly owned properties were comprised of 181 properties containing approximately 24,889,000 rentable square feet, with an aggregate undepreciated carrying value of $3,577,232, including $55,089 classified as

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
held for sale, and we had noncontrolling ownership interests in three properties totaling approximately 444,000 rentable square feet through two unconsolidated joint ventures in which we own 51% and 50% interests. We generally lease space at our properties on a gross lease, modified gross lease or net lease basis pursuant to fixed term contracts expiring between 2021 and 2040. Some of our leases generally require us to pay all or some property operating expenses and to provide all or most property management services. During the year ended December 31, 2020, we entered into 77 leases for approximately 1,965,000 rentable square feet for a weighted (by rentable square feet) average lease term of 7.3 years and we made commitments for approximately $43,404 of leasing related costs. As of December 31, 2020, we have estimated unspent leasing related obligations of $51,913.
2020 Acquisition Activities
During the year ended December 31, 2020, we acquired two properties containing a combined approximately 163,000 rentable square feet for an aggregate purchase price of $47,215, including capitalized acquisition related costs of $590. These acquisitions were accounted for as asset acquisitions. We allocated the purchase prices of these acquisitions based on the relative estimated fair values of the acquired assets as follows:

Acquisition Date	Location	Number of Properties	Rentable Square Feet	Purchase Price	Land	Buildings and Improvements	Acquired Real Estate Leases
February 2020	Boston, MA	1	13,000	$11,864	$2,618	$9,246	$—
December 2020	Fort Mill, SC	1	150,000	35,351	5,031	22,526	7,794
		2	163,000	$47,215	$7,649	$31,772	$7,794
In November 2020, we entered into an agreement to acquire a property adjacent to a property we own in Boston, MA for a purchase price of $26,975, excluding acquisition related costs. This acquisition is expected to occur before the end of the first quarter. However, this acquisition is subject to conditions; accordingly, we cannot be sure that we will complete this acquisition or that this acquisition will not be delayed or the terms will not change.
2019 Acquisition Activities
In November 2019, we acquired a land parcel adjacent to a property we own in Boston, MA for $2,900, excluding acquisition related costs.

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
2018 Acquisition Activities
As described in Note 1, on December 31, 2018, we completed the SIR Merger, pursuant to which we acquired SIR’s property portfolio of 99 properties with approximately 16,500,000 rentable square feet. The total consideration transferred and assumed debt for the SIR Merger was $2,409,740, including the assumption of $1,719,772 of debt and excluding acquisition related costs.
The following table summarizes the consideration transferred and liabilities assumed:

Total Purchase Price (excluding acquisition related costs):
OPI common shares issued (1)	23,282,704
Closing price of OPI common shares on December 31, 2018 (1)	$27.48
Value of consideration transferred	$639,809
Cash consideration for fractional shares	8
Equity issuance costs	(239)
Value of consideration transferred	639,578

Assumed working capital	50,390
Assumed senior unsecured notes, principal balance	1,450,000
Assumed mortgage notes payable, principal balance	161,772
Select Income REIT unsecured revolving credit facility repaid at closing	108,000
Non-cash portion of purchase price	1,770,162
Total consideration transferred and liabilities assumed	$2,409,740
(1)OPI common shares issued and the closing price of OPI common shares on December 31, 2018 is after giving effect to the Reverse Share Split.

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
As of December 31, 2019, we finalized the purchase price allocation for the SIR Merger from the preliminary amounts reported as of December 31, 2018. The adjustments made during the year ended December 31, 2019 to the fair value of acquired assets and liabilities assumed did not have a significant impact on our consolidated balance sheets or our consolidated statements of comprehensive income (loss). The following table summarizes the final purchase price allocation for SIR based on estimated fair values as of the December 31, 2018:

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
(1)Other assets include $84,229 for SIR’s investment in shares of class A common stock of RMR Inc. which was recorded at fair value as of December 31, 2018.
(2)We repaid the outstanding balance under SIR’s revolving credit facility at the closing of the SIR Merger with borrowings under our revolving credit facility.
(3)The aggregate principal balance of the senior unsecured notes was $1,450,000 as of December 31, 2018.
(4)The aggregate principal balance of the mortgage notes payable was $161,772 as of December 31, 2018.
(5)Purchase price excludes acquisition related costs.
We were the accounting acquirer of SIR and accounted for the SIR Merger as a business combination because substantially all of the fair value of the gross assets acquired was not concentrated in a single identifiable asset or a group of similar identifiable assets and we acquired inputs and a substantive process that together significantly contributed to the ability to create outputs. As we have and SIR had no employees, the personnel and various services required to operate our and SIR’s businesses are and were provided pursuant to business and property management agreements with The RMR Group LLC, or RMR LLC. These agreements were in effect before, and, in our case, remain in effect after, the SIR Merger. As a result, our acquisition of SIR included a substantive process for accounting purposes.
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

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
Disposition Activities
The sales completed during the years ended December 31, 2020, 2019 and 2018, as presented in the tables below, do not represent significant dispositions individually (unless otherwise noted) or in the aggregate nor do they represent a strategic shift in our business. As a result, the results of operations of these properties are included in continuing operations through the date of sale in our consolidated statements of comprehensive income (loss).
2020 Disposition Activities
During the year ended December 31, 2020, we sold 10 properties containing a combined approximately 906,000 rentable square feet for an aggregate sales price of $110,463, excluding closing costs and including the repayment of one mortgage note with an outstanding principal balance of $13,095, an annual interest rate of 5.9% and a maturity date in August 2021.

Date of Sale	Number of Properties	Location	Rentable Square Feet	Gross Sales Price (1)	Gain (Loss) on Sale of Real Estate	Loss on Impairment of Real Estate
January 2020 (2)	2	Stafford, VA	65,000	$14,063	$4,771	$—
January 2020 (2)	1	Windsor, CT	97,000	7,000	314	—
February 2020 (2)	1	Lincolnshire, IL	223,000	12,000	1,179	—
March 2020 (2)(3)	1	Trenton, NJ	267,000	30,100	(179)	—
March 2020 (2)	1	Fairfax, VA	83,000	22,200	4,754	—
October 2020	4	Fairfax, VA	171,000	25,100	16	2,954
	10		906,000	$110,463	$10,855	$2,954

(1)Gross sales price is the gross contract price, includes purchase price adjustments, if any, and excludes closing costs.
(2)Held for sale as of December 31, 2019.
(3)We recorded a $9,454 loss on impairment of real estate during the year ended December 31, 2019 to adjust the carrying value of this property to its fair value less costs to sell.
As of December 31, 2020, we had two properties with an aggregate undepreciated carrying value of $55,089 under agreements to sell, as presented in the following table. We have classified these properties as held for sale in our consolidated balance sheet at December 31, 2020. The sales of these properties were completed in January 2021.

Date of Sale Agreement	Number of Properties	Location	Rentable Square Feet	Gross Sales Price (1)
December 2020	—	Kansas City, MO (2)	10,000	$845
December 2020	1	Richmond, VA	311,000	130,000
	1		321,000	$130,845

(1)Gross sales price is the gross contract price, includes purchase price adjustments, if any, and excludes closing costs.
(2)Consists of a warehouse facility adjacent to a property we own in Kansas City, MO.
In February 2021, we entered into an agreement to sell a property located in Huntsville, AL containing approximately 1,371,000 rentable square feet for a sales price of $39,000, excluding closing costs. This sale is expected to occur before the end of the second quarter. However, this sale is subject to conditions; accordingly, we cannot be sure that we will complete this sale or that this sale will not be delayed or the terms will not change.

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
2019 Disposition Activities

During the year ended December 31, 2019, we sold 58 properties containing a combined approximately 6,179,000 rentable square feet for an aggregate sales price of $848,853, excluding closing costs.

Date of Sale	Number of Properties	Location	Rentable Square Feet	Gross Sales Price (1)	Gain (Loss) on Sale of Real Estate	Loss on Impairment of Real Estate
February 2019	34	Northern Virginia and Maryland	1,636,000	$198,500	$—	$732
March 2019	1	Washington, D.C. (2)	129,000	70,000	22,075	—
May 2019	1	Buffalo, NY	122,000	16,900	—	5,137
May 2019	1	Maynard, MA	287,000	5,000	(227)	—
June 2019	1	Kapolei, HI	417,000	7,100	—	—
July 2019	1	San Jose, CA	72,000	14,000	(270)	—
July 2019	1	Nashua, NH	322,000	25,000	8,401	—
August 2019	1	Arlington, TX	182,000	14,900	187	—
August 2019	1	Rochester, NY	95,000	4,765	(104)	—
August 2019	1	Hanover, PA	502,000	5,500	(417)	—
August 2019	1	San Antonio, TX	618,000	198,000	3,869	—
September 2019	1	Topeka, KS	144,000	15,600	36	—
September 2019	1	Falling Waters, WV	40,000	650	—	2,179
September 2019	1	San Diego, CA	44,000	8,950	3,062	—
October 2019	3	Columbia, SC	181,000	10,750	—	3,581
November 2019	3	Metro DC - MD	373,000	61,938	1,177	—
December 2019	1	San Diego, CA	148,000	23,750	6,823	—
December 2019	1	Phoenix, AZ	123,000	12,850	860	—
December 2019	1	Houston, TX	497,000	130,000	59,992	—
December 2019	1	Kansas City, KS	171,000	11,700	—	1,172
December 2019	1	San Jose, CA	76,000	13,000	(333)	—
	58		6,179,000	$848,853	$105,131	$12,801
(1)Gross sales price is the gross contract price, includes purchase price adjustments, if any, and excludes closing costs.
(2)Represents an individually significant disposition.
2018 Disposition Activities
During the year ended December 31, 2018, we sold 19 properties containing a combined approximately 2,175,000 rentable square feet for an aggregate sales price of $320,255, excluding closing costs.

Date of Sale	Number of Properties	Location	Rentable Square Feet	Gross Sales Price (1)	Gain on Sale of Real Estate	Loss on Impairment of Real Estate
March 2018	1	Minneapolis, MN	194,000	$20,000	$—	$640
May 2018	1	New York, NY	187,000	118,500	17,249	—
May 2018	1	Sacramento, CA	111,000	10,755	—	3,029
November 2018	1	Golden, CO	43,000	4,000	54	—
December 2018	15	Southern Virginia	1,640,000	167,000	3,358	—
	19		2,175,000	$320,255	$20,661	$3,669
(1)Gross sales price is the gross contract price, includes purchase price adjustments, if any, and excludes closing costs.
In February 2018, we entered an agreement to sell an office property located in Safford, AZ with approximately 36,000 rentable square feet for $8,250. We recorded a $2,453 loss on impairment of real estate to reduce the carrying value of the property to its estimated fair value less costs to sell during the three months ended March 31, 2018. In April 2018, the buyer

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
terminated the sale agreement and we removed this property from held for sale status. We recorded a $322 adjustment to impairment of real estate to increase the carrying value of the property to its estimated fair value during the year ended December 31, 2018. During the year ended December 31, 2018, we also recorded a $2,830 loss on impairment of real estate to reduce the carrying value of a portfolio of 34 properties, which was classified as held for sale as of December 31, 2018, to its estimated fair value less costs to sell.
Unconsolidated Joint Ventures
We own interests in two joint ventures that own three properties. We account for these investments under the equity method of accounting. As of December 31, 2020 and 2019, our investments in unconsolidated joint ventures consisted of the following:

	OPI Ownership	OPI Carrying Value of Investments at December 31,		Number of Properties	Location	Rentable Square Feet
Joint Venture		2020	2019
Prosperity Metro Plaza	51%	$21,888	$22,483	2	Fairfax, VA	329,000
1750 H Street, NW	50%	16,063	17,273	1	Washington, D.C.	115,000
Total		$37,951	$39,756	3		444,000
The following table provides a summary of the mortgage debt of our two unconsolidated joint ventures:

Joint Venture	Interest Rate (1)	Maturity Date	Principal Balance at December 31, 2020 and 2019 (2)
Prosperity Metro Plaza	4.09%	12/1/2029	$50,000
1750 H Street, NW	3.69%	8/1/2024	32,000
Weighted Average/Total	3.93%		$82,000

(1)Includes the effect of mark to market purchase accounting.
(2)Reflects the entire balance of the debt secured by the properties and is not adjusted to reflect the interests in the joint ventures we do not own. None of the debt is recourse to us.
At December 31, 2020, the aggregate unamortized basis difference of our two unconsolidated joint ventures of $7,463 is primarily attributable to the difference between the amount for which we purchased our interest in the joint ventures, including transaction costs, and the historical carrying value of the net assets of the joint ventures. This difference is being amortized over the remaining useful life of the related properties and included in the reported amount of equity in net earnings (losses) of investees.
Note 4. Leases
Rental income from operating leases, including payments derived by index or market-based indices, is recognized on a straight line basis over the lease term when we have determined that the collectability of substantially all of the lease payments is probable. We increased rental income by $16,079, $27,507 and $10,164 to record revenue on a straight line basis during the years ended December 31, 2020, 2019 and 2018, respectively. Rents receivable, excluding properties classified as held for sale, include $68,824 and $54,837 of straight line rent receivables at December 31, 2020 and 2019, respectively.
We do not include in our measurement of our lease receivables certain variable payments, including payments determined by changes in the index or market-based indices after the inception of the lease, certain tenant reimbursements and other income until the specific events that trigger the variable payments have occurred. Such payments totaled $75,851, $91,076 and $45,261 for the years ended December 31, 2020, 2019 and 2018, respectively, of which tenant reimbursements totaled $71,385, $86,353 and $40,764, respectively.

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
The following operating lease maturity analysis presents the future contractual lease payments to be received by us through 2040 as of December 31, 2020:

Year	Amount
2021	$474,170
2022	435,572
2023	389,272
2024	316,483
2025	234,064
Thereafter	842,615
Total	$2,692,176
In certain circumstances, some leases provide the tenant with the right to terminate if the legislature or other funding authority does not appropriate the funding necessary for the tenant to meet its lease obligations; we have determined the fixed non-cancelable lease term of these leases to be the full term of the lease because we believe the occurrence of early terminations to be a remote contingency based on both our historical experience and our assessments of the likelihood of lease cancellation on a separate lease basis. As of December 31, 2020, tenants who currently represent approximately 6.3% of our total operating lease maturities have currently exercisable rights to terminate their leases before the stated terms of their leases expire. In 2021, 2022, 2023, 2024, 2025, 2026, 2027, 2028, 2029 and 2035, early termination rights become exercisable by other tenants who currently represent an additional approximately 1.4%, 3.4%, 1.3%, 2.2%, 5.0%, 2.9%, 1.9%, 3.1%, 0.5% and 1.6% of our total operating lease maturities, respectively. In addition, as of December 31, 2020, 13 of our tenants have the right to terminate their leases if the respective legislature or other funding authority does not appropriate the funding necessary for the tenant to meet its obligation. These 13 tenants represent approximately 7.1% of our total operating lease maturities as of December 31, 2020.
As a result of the COVID-19 pandemic, some of our tenants have requested rent assistance. As of February 16, 2021, we have granted temporary rent assistance totaling $2,546 to 19 of our tenants who represent approximately 3.3% of our annualized rental income, as defined below in Note 7, as of December 31, 2020, pursuant to deferred payment plans. These tenants are obligated to pay, in most cases, the deferred rent over a 12-month period, certain of which commenced in 2020. We have elected to use the FASB relief package regarding the application of lease accounting guidance to lease concessions provided as a result of the COVID-19 pandemic. The FASB relief package provides entities with the option to account for lease concessions resulting from the COVID-19 pandemic outside of the existing lease modification guidance if the resulting cash flows from the modified lease are substantially the same as or less than the original lease. Because the deferred rent amounts referenced above will be repaid, the cash flows from the respective leases are substantially the same as before the rent deferrals. The deferred amounts did not impact our operating results for the year ended December 31, 2020. As of December 31, 2020, deferred payments totaling $772 are included in rents receivable in our consolidated balance sheet.
Right of use asset and lease liability. For leases where we are the lessee, we are required to record a right of use asset and lease liability for all leases with an initial term greater than 12 months. As of December 31, 2020, we had one lease that met these criteria where we are the lessee, which expired on January 31, 2021. We subleased a portion of the space, which sublease expired on January 31, 2021. The value of the right of use asset and related liability representing our future obligation under the lease arrangement for which we are the lessee were $168 and $174, respectively, as of December 31, 2020 and $2,149 and $2,179, respectively, as of December 31, 2019. The right of use asset and related lease liability are included in other assets, net and accounts payable and other liabilities, respectively, in our consolidated balance sheets. Rent expense incurred under the lease, net of sublease revenue, was $1,749, $1,670 and $1,707 for the years ended December 31, 2020, 2019 and 2018, respectively.
Note 5. Business and Property Management Agreements with RMR LLC
We have no employees. The personnel and various services we require to operate our business are provided to us by RMR LLC. We have two agreements with RMR LLC to provide management services to us: (1) a business management agreement, which relates to our business generally; and (2) a property management agreement, which relates to our property level operations. Prior to the consummation of the SIR Merger, SIR had similar business and property management agreements with RMR LLC on substantially similar terms, which agreements were terminated in connection with the SIR Merger. See Notes 1 and 6 for more information regarding our relationship, agreements and transactions with SIR and RMR LLC.

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
Management Agreements with RMR LLC. Our management agreements with RMR LLC provide for an annual base management fee, an annual incentive management fee and property management and construction supervision fees, payable in cash, among other terms:
•Base Management Fee. The annual base management fee payable to RMR LLC by us for each applicable period is equal to the lesser of:
•the sum of (a) 0.5% of the average aggregate historical cost of the real estate assets acquired from a REIT to which RMR LLC provided business management or property management services, or the Transferred Assets, plus (b) 0.7% of the average aggregate historical cost of our real estate investments excluding the Transferred Assets up to $250,000, plus (c) 0.5% of the average aggregate historical cost of our real estate investments excluding the Transferred Assets exceeding $250,000; and
•the sum of (a) 0.7% of the average closing price per share of our common shares on the stock exchange on which such shares are principally traded during such period, multiplied by the average number of our common shares outstanding during such period, plus the daily weighted average of the aggregate liquidation preference of each class of our preferred shares outstanding during such period, plus the daily weighted average of the aggregate principal amount of our consolidated indebtedness during such period, or, together, our Average Market Capitalization, up to $250,000, plus (b) 0.5% of our Average Market Capitalization exceeding $250,000.
The average aggregate historical cost of our real estate investments includes our consolidated assets invested, directly or indirectly, in equity interests in or loans secured by real estate and personal property owned in connection with such real estate (including acquisition related costs and costs which may be allocated to intangibles or are unallocated), all before reserves for depreciation, amortization, impairment charges or bad debts or other similar non-cash reserves; provided, however, our prior ownership of SIR common shares was not included as part of our real estate investments for purposes of calculating our base management fees due to RMR LLC since SIR paid separate business management fees to RMR LLC.
•Incentive Management Fee. The incentive management fee which may be earned by RMR LLC for an annual period is calculated as follows:
•An amount, subject to a cap based on the value of our common shares outstanding, equal to 12% of the product of:
•our equity market capitalization on the last trading day of the year immediately prior to the relevant three year measurement period, and the amount (expressed as a percentage) by which the total return per share, as defined in the business management agreement and further described below, of our common shareholders (i.e., share price appreciation plus dividends) exceeds the total shareholder return of the applicable index, or the benchmark return per share, for the relevant measurement period. Effective as of January 1, 2019, we amended our business management agreement with RMR LLC so that the SNL U.S. Office REIT Index will be used for periods beginning on and after January 1, 2019, with the SNL U.S. REIT Equity Index for periods ending on or prior to December 31, 2018.
•For purposes of the total return per share of our common shareholders, share price appreciation for a measurement period is determined by subtracting (1) the closing price of our common shares on The Nasdaq Stock Market LLC, or Nasdaq, on the last trading day of the year immediately before the first year of the applicable measurement period, or the initial share price, from (2) the average closing price of our common shares on the 10 consecutive trading days having the highest average closing prices during the final 30 trading days in the last year of the measurement period.
•The calculation of the incentive management fee (including the determinations of our equity market capitalization, initial share price and the total return per share of our common shareholders) is subject to adjustments if we issue or repurchase our common shares, or if our common shares are forfeited, during the measurement period.
•No incentive management fee is payable by us unless our total return per share during the measurement period is positive.

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
•The measurement periods are three year periods ending with the year for which the incentive management fee is being calculated.
•If our total return per share exceeds 12% per year in any measurement period, the benchmark return per share is adjusted to be the lesser of the total shareholder return of the applicable index for such measurement period and 12% per year, or the adjusted benchmark return per share. In instances where the adjusted benchmark return per share applies, the incentive management fee will be reduced if our total return per share is between 200 basis points and 500 basis points below the applicable index by a low return factor, as defined in the business management agreement, and there will be no incentive management fee paid if, in these instances, our total return per share is more than 500 basis points below the applicable index.
•The incentive management fee is subject to a cap. The cap is equal to the value of the number of our common shares which would, after issuance, represent 1.5% of the number of our common shares then outstanding multiplied by the average closing price of our common shares during the 10 consecutive trading days having the highest average closing prices during the final 30 trading days of the relevant measurement period.
•Incentive management fees we paid to RMR LLC for any period may be subject to “clawback” if our financial statements for that period are restated due to material non-compliance with any financial reporting requirements under the securities laws as a result of the bad faith, fraud, willful misconduct or gross negligence of RMR LLC and the amount of the incentive management fee we paid was greater than the amount we would have paid based on the restated financial statements.
Pursuant to our business management agreement with RMR LLC, we recognized net business management fees of $17,358, $21,320 and $16,381 for the years ended December 31, 2020, 2019 and 2018, respectively. The net business management fees we recognized are included in general and administrative expenses in our consolidated statements of comprehensive income (loss) for these periods. The net business management fees we recognized for each of the years ended December 31, 2020, 2019 and 2018 reflect a reduction of $603 for the amortization of the liability we recorded in connection with our investment in RMR Inc., as further described in Note 2. No incentive management fee was payable to RMR LLC under our business management agreement for the years ended December 31, 2020, 2019 or 2018.
•Property Management and Construction Supervision Fees. The property management fees payable to RMR LLC by us for each applicable period are equal to 3.0% of gross collected rents and the construction supervision fees payable to RMR LLC by us for each applicable period are equal to 5.0% of construction costs.
Pursuant to our property management agreement with RMR LLC, we recognized aggregate net property management and construction supervision fees of $20,774, $21,911 and $13,989 for each of the years ended December 31, 2020, 2019 and 2018, respectively. The net property management and construction supervision fees we recognized for the years ended December 31, 2020, 2019 and 2018 reflect a reduction of $484 for each of those years for the amortization of the liability we recorded in connection with our former investment in RMR Inc., as further described in Note 2. For the years ended December 31, 2020, 2019 and 2018, $17,328, $19,320, and $12,317, respectively, of the total net property management and construction supervision fees were expensed to other operating expenses in our consolidated statements of income (loss) and $3,446, $2,591, and $1,672, respectively, were capitalized as building improvements in our consolidated balance sheets.
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
•Expense Reimbursement. We are generally responsible for all of our operating expenses, including certain expenses incurred or arranged by RMR LLC on our behalf. We are generally not responsible for payment of RMR LLC’s employment, office or administrative expenses incurred to provide management services to us, except for the employment and related expenses of RMR LLC’s employees assigned to work exclusively or partly at our properties, our share of the wages, benefits and other related costs of RMR LLC’s centralized accounting personnel, our share of RMR LLC’s costs for providing our internal audit function and as otherwise agreed. Our Audit Committee appoints our Director of Internal Audit and our Compensation Committee approves the costs of our internal audit function. Our

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
property level operating expenses are generally incorporated into rents charged to our tenants, including certain payroll and related costs incurred by RMR LLC. We reimbursed RMR LLC $24,919, $26,442 and $21,279 for these expenses and costs for each of the years ended December 31, 2020, 2019 and 2018, respectively. We included these amounts in other operating expenses and general and administrative expense, as applicable, for these periods. We assumed the obligation to reimburse RMR LLC for similar expenses and costs that RMR LLC had incurred on behalf of SIR in the ordinary course but which SIR had not paid as of December 31, 2018. We reimbursed RMR LLC $462 in January 2019 for these SIR expenses and costs.
•Term. Our management agreements with RMR LLC have terms that end on December 31, 2040, and automatically extend on December 31st of each year for an additional year, so that the terms of our management agreements thereafter end on the 20th anniversary of the date of the extension.
•Termination Rights. We have the right to terminate one or both of our management agreements with RMR LLC: (i) at any time on 60 days’ written notice for convenience, (ii) immediately on written notice for cause, as defined therein, (iii) on written notice given within 60 days after the end of an applicable calendar year for a performance reason, as defined therein, and (iv) by written notice during the 12 months following a change of control of RMR LLC, as defined therein. RMR LLC has the right to terminate the management agreements for good reason, as defined therein.
•Termination Fee. If we terminate one or both of our management agreements with RMR LLC for convenience, or if RMR LLC terminates one or both of our management agreements for good reason, we have agreed to pay RMR LLC a termination fee in an amount equal to the sum of the present values of the monthly future fees, as defined therein, for the terminated management agreement(s) for the term that was remaining prior to such termination, which, depending on the time of termination, would be between 19 and 20 years. If we terminate one or both of our management agreements with RMR LLC for a performance reason, we have agreed to pay RMR LLC the termination fee calculated as described above, but assuming a 10 year term was remaining prior to the termination. We are not required to pay any termination fee if we terminate our management agreements with RMR LLC for cause or as a result of a change of control of RMR LLC.
•Transition Services. RMR LLC has agreed to provide certain transition services to us for 120 days following an applicable termination by us or notice of termination by RMR LLC, including cooperating with us and using commercially reasonable efforts to facilitate the orderly transfer of the management and real estate investment services provided under our business management agreement and to facilitate the orderly transfer of the management of the managed properties under our property management agreement, as applicable.
•Vendors. Pursuant to our management agreements with RMR LLC, RMR LLC may from time to time negotiate on our behalf with certain third party vendors and suppliers for the procurement of goods and services to us. As part of this arrangement, we may enter agreements with RMR LLC and other companies to which RMR LLC or its subsidiaries provide management services for the purpose of obtaining more favorable terms from such vendors and suppliers.
•Investment Opportunities. Under our business management agreement with RMR LLC, we acknowledge that RMR LLC may engage in other activities or businesses and act as the manager to any other person or entity (including other REITs) even though such person or entity has investment policies and objectives similar to ours and we are not entitled to preferential treatment in receiving information, recommendations and other services from RMR LLC.
Note 6. Related Person Transactions
We have relationships and historical and continuing transactions with SIR (prior to the SIR Merger), RMR LLC, RMR Inc., and others related to them, including other companies to which RMR LLC or its subsidiaries provide management services and some of which have trustees, directors or officers who are also our Trustees or officers. RMR LLC is a majority owned subsidiary of RMR Inc. The Chair of our Board of Trustees and one of our Managing Trustees, Adam Portnoy, is the sole trustee, an officer and the controlling shareholder of ABP Trust, which is the controlling shareholder of RMR Inc., a managing director, the president and chief executive officer of RMR Inc. and an officer and employee of RMR LLC. David Blackman resigned as our President and Chief Executive Officer, effective December 31, 2020. Mr. Blackman will remain in his position as our Managing Trustee, until June 30, 2021 or such earlier date as his successor Managing Trustee is elected to our Board. In replacement of Mr. Blackman, Christopher J. Bilotto was appointed as our President and Chief Operating Officer, effective January 1, 2021. Mr. Bilotto previously served as our Vice President and Chief Operating Officer, and he is an officer and employee of RMR LLC. In addition, each of our other officers is also an officer and employee of RMR LLC. Some of our

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
Independent Trustees also serve as independent trustees or independent directors of other public companies to which RMR LLC or its subsidiaries provide management services. Adam Portnoy serves as chair of the boards of trustees or boards of directors of several of these public companies and as a managing director or managing trustee of these public companies. Other officers of RMR LLC, including certain of our officers, serve as managing trustees, managing directors or officers of certain of these companies.
Our Manager, RMR LLC. We have two agreements with RMR LLC to provide management services to us. See Note 5 for more information regarding our management agreements with RMR LLC.
Leases with RMR LLC. We lease office space to RMR LLC in certain of our properties for RMR LLC’s property management offices. Pursuant to our lease agreements with RMR LLC, we recognized rental income from RMR LLC for leased office space of $1,120, $1,142 and $1,026 for the years ended December 31, 2020, 2019 and 2018, respectively. Our office space leases with RMR LLC are terminable by RMR LLC if our management agreements with RMR LLC are terminated.
Share Awards to RMR LLC Employees. As described further in Note 10, we award shares to our officers and other employees of RMR LLC annually. Generally, one fifth of these awards vest on the grant date and one fifth vests on each of the next four anniversaries of the grant dates. In certain instances, we may accelerate the vesting of an award, such as in connection with the award holder’s retirement as an officer of us or an officer or employee of RMR LLC. These awards to RMR LLC employees are in addition to the share awards to our Managing Trustees, as Trustee compensation, and the fees we paid to RMR LLC. See Note 10 for more information regarding our share awards and activity as well as certain share purchases we made in connection with share award recipients satisfying tax withholding obligations on vesting share awards.
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
SIR. As described further in Note 1, we completed the SIR Merger effective December 31, 2018. See Notes 3, 11 and 12 for more information regarding the SIR Merger and our former equity method investment in SIR.
AIC. Until its dissolution on February 13, 2020, we, ABP Trust and five other companies to which RMR LLC provides management services owned AIC in equal portions. We and the other AIC shareholders historically participated in a combined property insurance program arranged and insured or reinsured in part by AIC until June 30, 2019.
We paid aggregate annual premiums, including taxes and fees, of $1,211 and $757 in connection with this insurance program for the policy years ended June 30, 2019 and 2018, respectively. Properties we acquired as a result of the SIR Merger were already previously included in this insurance program because SIR was a participant in the program. SIR paid an annual premium, including taxes and fees, of $1,666 in connection with this insurance program for the policy year ended June 30, 2019.
In connection with AIC’s dissolution, we and each other AIC shareholder received an initial liquidating distribution of $9,000 from AIC in December 2019 and an additional liquidating distribution of $287 in June 2020. See Note 2 for more information regarding our investment in AIC.
Note 7. Concentration
Tenant and Credit Concentration
We define annualized rental income as the annualized contractual base rents from our tenants pursuant to our lease agreements as of the measurement date, plus straight line rent adjustments and estimated recurring expense reimbursements to be paid to us, and excluding lease value amortization. As of December 31, 2020 and 2019, the U.S. government, 11 state governments, and two other government tenants combined were responsible for approximately 35.3% and 35.5% of our annualized rental income, respectively. As of December 31, 2018, the U.S. government, 13 state governments and three other government tenants combined were responsible for approximately 35.4% of our annualized rental income. The U.S. government is our largest tenant by annualized rental income and represented approximately 25.2%, 25.0% and 25.6% of our annualized rental income as of December 31, 2020, 2019 and 2018, respectively.

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
Geographic Concentration
At December 31, 2020, our 181 wholly owned properties were located in 34 states and the District of Columbia. Properties located in Virginia, California, the District of Columbia, Texas and Maryland were responsible for approximately 14.5%, 12.3%, 10.9%, 8.3%, and 6.6% of our annualized rental income as of December 31, 2020, respectively.
Note 8. Indebtedness
At December 31, 2020 and 2019, our outstanding indebtedness consisted of the following:

	December 31,
	2020	2019
Revolving credit facility, due in 2023	$—	$—
Senior unsecured notes, 3.600% interest rate, due in 2020 (1)	—	400,000
Senior unsecured notes, 4.150% interest rate, due in 2022 (1)	300,000	300,000
Senior unsecured notes, 4.000% interest rate, due in 2022	300,000	300,000
Senior unsecured notes, 4.250% interest rate, due in 2024 (1)	350,000	350,000
Senior unsecured notes, 4.500% interest rate, due in 2025 (1) (2)	650,000	400,000
Senior unsecured notes, 5.875% interest rate, due in 2046	310,000	310,000
Senior unsecured notes, 6.375% interest rate, due in 2050	162,000	—
Mortgage note payable, 5.720% interest rate, due in 2020	—	32,888
Mortgage note payable, 4.160% interest rate, due in 2020 (1)	—	40,062
Mortgage note payable, 8.150% interest rate, due in 2021	350	1,683
Mortgage note payable, 5.877% interest rate, due in 2021 (3)	—	13,166
Mortgage note payable, 4.220% interest rate, due in 2022	25,804	26,522
Mortgage note payable, 3.550% interest rate, due in 2023 (1)	71,000	71,000
Mortgage note payable, 3.700% interest rate, due in 2023 (1)	50,000	50,000
Mortgage note payable, 4.800% interest rate, due in 2023	23,688	24,108
Mortgage note payable, 4.050% interest rate, due in 2030	—	66,780
	2,242,842	2,386,209
Unamortized debt premiums, discounts and issuance costs	(39,871)	(45,756)
	$2,202,971	$2,340,453
(1)We assumed these senior unsecured notes and mortgage notes in connection with the SIR Merger.
(2)An additional $250,000 of these senior unsecured notes were issued in September 2020.
(3)The carrying value of this mortgage note of $13,128 as of December 31, 2019 is net of unamortized issuance costs of $38 and is included in liabilities of properties held for sale in our consolidated balance sheet as of December 31, 2019. This mortgage note was secured by a property in Fairfax, VA that was sold in March 2020. The mortgage note was repaid at the closing of that property sale.
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

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
Our $750,000 revolving credit facility is available for general business purposes, including acquisitions. The maturity date of our revolving credit facility is January 31, 2023 and, subject to our payment of an extension fee and meeting certain other conditions, we have the option to extend the stated maturity date of our revolving credit facility by two additional six month periods. We can borrow, repay and reborrow funds available under our revolving credit facility until maturity and no principal repayment is due until maturity. We are required to pay interest at a rate of LIBOR plus a premium, which was 110 basis points per annum at December 31, 2020, on the amount outstanding under our revolving credit facility. We also pay a facility fee on the total amount of lending commitments under our revolving credit facility, which was 25 basis points per annum at December 31, 2020. Both the interest rate premium and facility fee are subject to adjustment based upon changes to our credit ratings. As of December 31, 2020 and 2019, the annual interest rate payable on borrowings under our revolving credit facility was 1.2% and 2.7%, respectively. The weighted average annual interest rate for borrowings under our revolving credit facility was 2.0%, 3.3% and 3.0%, for the years ended December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020 and February 18, 2021, we had no amounts outstanding under our revolving credit facility and $750,000 available for borrowing.
Our credit agreement and senior unsecured notes indentures and their supplements provide for acceleration of payment of all amounts due thereunder upon the occurrence and continuation of certain events of default, such as, in the case of our credit agreement, a change of control of us, which includes RMR LLC ceasing to act as our business and property manager.  Our credit agreement and senior unsecured notes indentures and their supplements also contain covenants, including covenants that restrict our ability to incur debts, require us to comply with certain financial covenants and, in the case of our credit agreement, restrict our ability to make distributions under certain circumstances. We believe we were in compliance with the terms and conditions of the respective covenants under our credit agreement and senior unsecured notes indentures and their supplements at December 31, 2020.
Senior Unsecured Note Issuances
In June and July 2020, we issued an aggregate of $162,000 of 6.375% senior unsecured notes due 2050 in an underwritten public offering. Our aggregate net proceeds from this offering were $156,226, after underwriters’ discounts and offering expenses. These notes require quarterly payments of interest only through maturity and may be repaid at par (plus accrued and unpaid interest) on or after June 23, 2025.
In September 2020, we issued $250,000 of our 4.50% senior unsecured notes due 2025 in an underwritten public offering. These notes are a further issuance of our existing $400,000 of senior unsecured notes due 2025 that were initially issued by SIR in February 2015, which we assumed in connection with the SIR Merger. The public offering price of these notes was 101.414% of the principal amount, raising net proceeds of $251,214, after underwriters’ discounts and estimated offering expenses. These notes require semi-annual payments of interest only through maturity.
Senior Unsecured Note Redemption
In January 2020, we redeemed, at par plus accrued interest, all $400,000 of our 3.60% senior unsecured notes due 2020. As a result of the redemption of our 3.60% senior unsecured notes due 2020, we recognized a loss on early extinguishment of debt of $61 during the year ended December 31, 2020, to write off unamortized debt discounts.
Mortgage Note Repayments
In March 2020, in connection with the sale of one property, we prepaid, at a premium plus accrued interest, a mortgage note secured by that property with an outstanding principal balance of $13,095, an annual interest rate of 5.9% and a maturity date in August 2021, which was classified in liabilities of properties held for sale in our consolidated balance sheet as of December 31, 2019. As a result of the prepayment of this mortgage note, we recognized a loss on early extinguishment of debt of $508 during the year ended December 31, 2020, from a prepayment penalty and the write off of unamortized debt issuance costs.
Also in March 2020, we prepaid, at a premium plus accrued interest, a mortgage note secured by one property with an outstanding principal balance of $66,780, an annual interest rate of 4.0% and a maturity date in September 2030. As a result of the prepayment of this mortgage note, we recognized a loss on early extinguishment of debt of $2,713 during the year ended December 31, 2020, from a prepayment penalty and the write off of unamortized debt discounts.
In April 2020, we prepaid, at par plus accrued interest, a mortgage note secured by one property with an outstanding principal balance of $32,677, an annual interest rate of 5.7% and a maturity date in July 2020. As a result of the prepayment of

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
this mortgage note, we recognized a gain on early extinguishment of debt of $163 during the year ended December 31, 2020, from the write off of unamortized debt premiums.
In August 2020, we repaid at maturity, at par plus accrued interest, a mortgage note secured by one property with an outstanding principal balance of $39,635 and an annual interest rate of 2.2%.
At December 31, 2020, seven of our properties with an aggregate net book value of $304,227 were encumbered by mortgage notes with an aggregate principal amount of $170,842. Our mortgage notes are non-recourse, subject to certain limited exceptions and do not contain any material financial covenants.
None of our unsecured debt obligations require sinking fund payments prior to their maturity dates.
The required principal payments due during the next five years and thereafter under all our outstanding consolidated debt as of December 31, 2020 are as follows:

Year	Principal Payment
2021	$1,540
2022	625,518
2023	143,784
2024	350,000
2025	650,000
Thereafter	472,000
Total	$2,242,842	(1)
(1)Total consolidated debt outstanding as of December 31, 2020, net of unamortized premiums, discounts and issuance costs totaling $39,871, was $2,202,971.

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
Note 9. Fair Value of Assets and Liabilities
Our financial instruments include our cash and cash equivalents, restricted cash, rents receivable, accounts payable, a revolving credit facility, senior unsecured notes, mortgage notes payable, amounts due to related persons, other accrued expenses and security deposits. At December 31, 2020 and 2019, the fair values of our financial instruments approximated their carrying values in our consolidated financial statements, due to their short term nature or floating interest rates, except as follows:

	As of December 31, 2020		As of December 31, 2019
Financial Instrument	Carrying Value (1)	Fair Value	Carrying Value (1)	Fair Value
Senior unsecured notes, 3.60% interest rate, due in 2020 (2)	$—	$—	$399,934	$400,048
Senior unsecured notes, 4.15% interest rate, due in 2022	298,853	306,192	297,795	307,221
Senior unsecured notes, 4.00% interest rate, due in 2022	298,579	306,756	297,657	306,096
Senior unsecured notes, 4.25% interest rate, due in 2024	342,299	365,435	340,018	364,602
Senior unsecured notes, 4.50% interest rate, due in 2025 (3)	635,921	688,399	381,055	419,578
Senior unsecured notes, 5.875% interest rate, due in 2046	301,264	322,028	300,920	322,028
Senior unsecured notes, 6.375% interest rate, due in 2050 (4)	156,326	171,590	—	—
Mortgage notes payable (5)	169,729	174,952	323,074	331,675
Total	$2,202,971	$2,335,352	$2,340,453	$2,451,248

(1)Includes unamortized debt premiums, discounts and issuance costs totaling $39,871 and $45,756 as of December 31, 2020 and 2019, respectively.
(2)These senior unsecured notes were redeemed in January 2020.
(3)An additional $250,000 of these senior unsecured notes were issued in September 2020.
(4)$150,000 of these senior unsecured notes were issued in June 2020. In July 2020, we issued an additional $12,000 of these senior unsecured notes in connection with the underwriters’ partial exercise of their option to purchase additional notes.
(5)Balance as of December 31, 2019 includes one mortgage note with a carrying value of $13,128 net of unamortized issuance costs totaling $38 which is classified in liabilities of properties held for sale in our consolidated balance sheet. This mortgage note was secured by a property in Fairfax, VA that was sold in March 2020. The mortgage note was repaid at closing.

We estimated the fair values of our senior unsecured notes (except for our senior unsecured notes due 2046 and 2050) using an average of the bid and ask price of the notes (Level 2 inputs as defined in the fair value hierarchy under GAAP) as of the measurement date. We estimated the fair values of our senior unsecured notes due 2046 and 2050 based on the closing price on Nasdaq (Level 1 inputs as defined in the fair value hierarchy under GAAP) as of the measurement date. We estimated the fair values of our mortgage notes payable using discounted cash flow analyses and currently prevailing market rates (Level 3 inputs as defined in the fair value hierarchy under GAAP) as of the measurement date. Because Level 3 inputs are unobservable, our estimated fair values may differ materially from the actual fair values.
Note 10. Shareholders’ Equity
Share Awards
We have common shares available for issuance under the terms of our Amended and Restated 2009 Incentive Share Award Plan, or the 2009 Plan. During the years ended December 31, 2020, 2019 and 2018, we awarded to our officers and other employees of RMR LLC annual share awards of 108,600, 103,100 and 14,675 of our common shares, respectively, valued at $2,502, $3,080 and $995, in aggregate, respectively. We also awarded each of our eight Trustees 3,500 and 3,000 of our common shares in 2020 and 2019, respectively, with aggregate values of $745 ($93 per Trustee) and $575 ($72 per Trustee), respectively, and each of our then six Trustees 750 of our common shares in 2018 with an aggregate value of $254 ($42 per Trustee), as part of their annual compensation. In addition, we awarded 3,000 of our common shares, with a value of $270 ($90 per Trustee) in connection with the election of three of our Trustees in 2019 and 750 of our common shares, with a value of $41 in connection with the election of one of our Trustees in 2018. The values of the share awards were based upon the closing price of our common shares trading on Nasdaq on the date of grant. The common shares awarded to our Trustees vested immediately. The common shares awarded to our officers and certain other employees of RMR LLC vest in five equal annual installments beginning on the date of award. We recognize share forfeitures as they occur. We include the value of awarded shares in general and administrative expenses ratably over the vesting period.

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
A summary of shares awarded, forfeited, vested and unvested under the terms of the 2009 Plan for the years ended December 31, 2020, 2019 and 2018, is as follows:

	2020		2019		2018
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of year	106,680	$40.16	55,321	$73.25	26,062	$78.24
Awarded	136,600	$23.77	136,100	$28.84	19,925	$64.73
Forfeited	(586)	$43.75	(1,474)	$49.10	(255)	$52.96
Vested	(85,173)	$34.02	(83,267)	$27.78	(18,634)	$63.80
Unvested acquired in the SIR Merger (1)	—	$—	—	$—	28,223	$27.48
Unvested at end of year	157,521	$29.26	106,680	$40.16	55,321	$73.25
(1)Represents unvested shares awarded under SIR’s equity compensation plan that were converted into shares under the 2009 Plan, and which have similar vesting requirements as shares granted under the 2009 Plan.
The 157,521 unvested shares as of December 31, 2020 are scheduled to vest as follows: 67,994 shares in 2021, 37,267 shares in 2022, 33,940 shares in 2023 and 18,320 shares in 2024. As of December 31, 2020, the estimated future compensation expense for the unvested shares was $3,338. The weighted average period over which the compensation expense will be recorded is approximately 21 months. During the years ended December 31, 2020, 2019 and 2018, we recorded $3,315, $3,088 and $1,337, respectively, of compensation expense related to the 2009 Plan. At December 31, 2020, 1,094,909 of our common shares remained available for issuance under the 2009 Plan.
Share Purchases
During the years ended December 31, 2020, 2019 and 2018, we purchased 19,589, 15,588 and 4,984 of our common shares, respectively, at weighted average prices of $22.15, $29.76 and $46.54 per common share, respectively, from our Trustees and current and former officers and employees of RMR LLC in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of our common shares.
Distributions
During the years ended December 31, 2020, 2019 and 2018, we paid distributions on our common shares as follows:

	Annual Per Share Distribution	Total Distributions	Characterization of Distributions
Year			Return of Capital	Ordinary Income	Qualified Dividend
2020	$2.20	$106,121	—%	100.00%	—%
2019	$2.20	$105,868	—%	100.00%	—%
2018	$6.88	$170,566	68.60%	31.40%	—%
On January 14, 2021, we declared a dividend payable to common shareholders of record on January 25, 2021 in the amount of $0.55 per share, or $26,575. We paid this distribution on February 18, 2021.
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
We accounted for our investment in SIR under the equity method and had previously reported our investment in SIR as a reportable segment. As a result of the Secondary Sale and the elimination of a reportable segment, our former equity method investment in SIR is classified as discontinued operations in our consolidated statements of comprehensive income (loss). See Note 12 for more information regarding discontinued operations.
Under the equity method, we recorded our proportionate share of SIR’s net income as equity in earnings of SIR in our consolidated statements of comprehensive income (loss). During the period from January 1, 2018 to October 9, 2018, we recorded $24,358 of equity in earnings of SIR. Our other comprehensive income (loss) includes our proportionate share of SIR’s unrealized gains of $28 for the period from January 1, 2018 to October 9, 2018.
The adjusted GAAP cost basis of our investment in SIR was less than our proportionate share of SIR’s total shareholders’ equity book value on the dates we acquired the shares. Prior to the Secondary Sale, we were accreting a basis difference to earnings over the estimated remaining useful lives of certain real estate assets and intangible assets and liabilities owned by SIR. This accretion increased our equity in the earnings of SIR by $3,233 for the period from January 1, 2018 to October 9, 2018.
During the period from January 1, 2018 to October 9, 2018, we received cash distributions from SIR totaling $38,124.
During the period from January 1, 2018 to October 9, 2018, SIR issued 63,157 common shares. We recognized a gain on issuance of shares by SIR of $29 during the period from January 1, 2018 to October 9, 2018, as a result of the per share issuance price of these SIR common shares being above the then average per share carrying value of our SIR common shares.

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
The following table presents summarized income statement data of SIR:

Nine Months Ended September 30, 2018
Revenues:
Rental income	$298,003
Tenant reimbursements and other income	60,514
Total revenues	358,517

Expenses:
Real estate taxes	36,748
Other operating expenses	43,714
Depreciation and amortization	105,326
Acquisition and transaction related costs	3,796
General and administrative	47,353
Write-off of straight line rent receivable, net	10,626
Loss on impairment of real estate assets	9,706
Total expenses	257,269

Gain on sale of real estate	4,075
Dividend income	1,190
Unrealized gain on equity securities	53,159
Interest income	753
Interest expense	(69,446)
Loss on early extinguishment of debt	(1,192)
Income before income tax expense and equity in earnings of an investee	89,787
Income tax expense	(446)
Equity in earnings of an investee	882
Net income	90,223
Net income allocated to noncontrolling interest	(15,841)
Net income attributed to SIR	$74,382

Weighted average common shares outstanding (basic)	89,395
Weighted average common shares outstanding (diluted)	89,411
Net income attributed to SIR per common share (basic and diluted)	$0.83

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
The following table presents the components of income from discontinued operations for the year ended December 31, 2018:

Year Ended December 31, 2018
Equity in earnings of Select Income REIT	$24,358
Net gain on issuance of shares by Select Income REIT	29
Loss on sale of Select Income REIT shares	(18,665)
Income from discontinued operations	$5,722

OFFICE PROPERTIES INCOME TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2020
(dollars in thousands)

				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Cost amount carried at Close of Period
Property	Location	Number of Properties	Encumbrances (1)	Land	Buildings and Equipment		Impairments/ Writedowns	Land	Buildings and Equipment	Total (2)	Accumulated Depreciation (3)	Date(s) Acquired	Original Construction Date(s)
Inverness Center	Birmingham, AL	3	$—	$5,907	$12,098	$1,570	$—	$5,907	$13,668	$19,575	$(946)	12/31/2018	1984
445 Jan Davis Drive	Huntsville, AL	1	—	1,501	1,492	—	—	1,501	1,492	2,993	(80)	12/31/2018	2007
4905 Moores Mill Road	Huntsville, AL	1	—	4,592	36,324	2,486	—	4,592	38,810	43,402	(2,268)	12/31/2018	1979
131 Clayton Street	Montgomery, AL	1	—	920	9,084	230	—	920	9,314	10,234	(2,189)	6/22/2011	2007
4344 Carmichael Road	Montgomery, AL	1	—	1,374	11,658	562	—	1,374	12,220	13,594	(2,081)	12/17/2013	2009
15451 North 28th Avenue	Phoenix, AZ	1	—	1,917	7,416	722	—	1,917	8,138	10,055	(1,282)	9/10/2014	1996
16001 North 28th Avenue	Phoenix, AZ	1	—	3,355	412	674	—	3,355	1,086	4,441	(62)	12/31/2018	1998
711 S 14th Avenue	Safford, AZ	1	—	460	11,708	793	(4,440)	364	8,157	8,521	(753)	6/16/2010	1992
Regents Center	Tempe, AZ	2	—	4,121	3,042	170	—	4,121	3,212	7,333	(306)	12/31/2018	1988
Campbell Place	Carlsbad, CA	2	—	5,769	3,871	7,484	—	5,769	11,355	17,124	(517)	12/31/2018	2007
Folsom Corporate Center	Folsom, CA	1	—	2,904	5,583	568	—	2,904	6,151	9,055	(354)	12/31/2018	2008
Bayside Technology Park	Fremont, CA	1	—	10,784	648	87	—	10,784	735	11,519	(45)	12/31/2018	1990
5045 East Butler Street	Fresno, CA	1	—	7,276	61,118	175	—	7,276	61,293	68,569	(28,101)	8/29/2002	1971
10949 N. Mather Boulevard	Rancho Cordova, CA	1	—	562	16,923	992	—	562	17,915	18,477	(3,152)	10/30/2013	2012
11020 Sun Center Drive	Rancho Cordova, CA	1	—	1,466	8,797	1,405	—	1,466	10,202	11,668	(1,145)	12/20/2016	1983
100 Redwood Shores Parkway	Redwood City, CA	1	—	14,454	7,721	—	—	14,454	7,721	22,175	(429)	12/31/2018	1993
3875 Atherton Road	Rocklin, CA	1	—	177	853	—	—	177	853	1,030	(47)	12/31/2018	1991
801 K Street	Sacramento, CA	1	—	4,688	61,994	5,816	—	4,688	67,810	72,498	(8,674)	1/29/2016	1989
9815 Goethe Road	Sacramento, CA	1	—	1,450	9,465	1,494	—	1,450	10,959	12,409	(2,538)	9/14/2011	1992
Capitol Place	Sacramento, CA	1	—	2,290	35,891	7,882	—	2,290	43,773	46,063	(11,442)	12/17/2009	1988
4560 Viewridge Road	San Diego, CA	1	—	4,269	18,316	4,478	—	4,347	22,716	27,063	(12,270)	3/31/1997	1996
2115 O’Nel Drive	San Jose, CA	1	—	12,305	5,062	—	—	12,305	5,062	17,367	(281)	12/31/2018	1984
North First Street	San Jose, CA	1	—	8,311	4,003	411	—	8,311	4,414	12,725	(261)	12/31/2018	1984
Rio Robles Drive	San Jose, CA	3	—	23,687	13,698	3,126	—	23,687	16,824	40,511	(906)	12/31/2018	1984
2450 and 2500 Walsh Avenue	Santa Clara, CA	2	—	13,374	16,651	150	—	13,374	16,801	30,175	(923)	12/31/2018	1982
3250 and 3260 Jay Street	Santa Clara, CA	2	—	19,899	14,051	—	—	19,899	14,051	33,950	(779)	12/31/2018	1982
603 San Juan Avenue	Stockton, CA	1	—	563	5,470	—	—	563	5,470	6,033	(1,151)	7/20/2012	2012
350 West Java Drive	Sunnyvale, CA	1	—	24,609	462	21	—	24,609	483	25,092	(29)	12/31/2018	1984
7958 South Chester Street	Centennial, CO	1	—	6,682	7,153	261	—	6,682	7,414	14,096	(411)	12/31/2018	2000

OFFICE PROPERTIES INCOME TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2020
(dollars in thousands)

				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Cost amount carried at Close of Period
Property	Location	Number of Properties	Encumbrances (1)	Land	Buildings and Equipment		Impairments/ Writedowns	Land	Buildings and Equipment	Total (2)	Accumulated Depreciation (3)	Date(s) Acquired	Original Construction Date(s)
350 Spectrum Loop	Colorado Springs, CO	1	—	3,650	7,732	86	—	3,650	7,818	11,468	(442)	12/31/2018	2000
333 Inverness Drive South	Englewood, CO	1	—	5,711	4,543	—	—	5,711	4,543	10,254	(272)	12/31/2018	1998
12795 West Alameda Parkway	Lakewood, CO	1	350	2,640	23,777	1,357	—	2,640	25,134	27,774	(6,851)	1/15/2010	1988
Corporate Center	Lakewood, CO	3	—	2,887	27,537	4,041	—	2,887	31,578	34,465	(14,329)	10/11/2002	1980
11 Dupont Circle, NW	Washington, DC	1	—	28,255	44,743	10,534	—	28,255	55,277	83,532	(5,020)	10/2/2017	1974
1211 Connecticut Avenue, NW	Washington, DC	1	25,816	30,388	24,667	2,880	—	30,388	27,547	57,935	(2,707)	10/2/2017	1967
1401 K Street, NW	Washington, DC	1	23,966	29,215	34,656	5,542	—	29,215	40,198	69,413	(4,432)	10/2/2017	1929
20 Massachusetts Avenue	Washington, DC	1	—	12,009	51,527	25,957	—	12,229	77,264	89,493	(38,812)	3/31/1997	1996
440 First Street, NW	Washington, DC	1	—	27,903	38,624	1,459	—	27,903	40,083	67,986	(3,418)	10/2/2017	1982
625 Indiana Avenue	Washington, DC	1	—	26,000	25,955	8,596	—	26,000	34,551	60,551	(8,440)	8/17/2010	1989
840 First Street, NE	Washington, DC	1	—	42,727	73,278	3,470	—	42,727	76,748	119,475	(6,462)	10/2/2017	2003
10350 NW 112th Avenue	Miami, FL	1	—	4,798	2,757	178	—	4,798	2,935	7,733	(153)	12/31/2018	2002
7850 Southwest 6th Court	Plantation, FL	1	—	4,800	30,592	352	—	4,800	30,944	35,744	(7,451)	5/12/2011	1999
8900 Grand Oak Circle	Tampa, FL	1	—	1,100	11,773	536	—	1,100	12,309	13,409	(3,097)	10/15/2010	1994
180 Ted Turner Drive SW	Atlanta, GA	1	—	5,717	20,017	310	—	5,717	20,327	26,044	(4,279)	7/25/2012	2007
Corporate Square	Atlanta, GA	5	—	3,996	29,762	27,503	—	3,996	57,265	61,261	(16,602)	7/16/2004	1967
Executive Park	Atlanta, GA	1	—	1,521	11,826	4,071	—	1,521	15,897	17,418	(7,096)	7/16/2004	1972
One Georgia Center	Atlanta, GA	1	—	10,250	27,933	12,687	—	10,250	40,620	50,870	(8,194)	9/30/2011	1968
One Primerica Parkway	Duluth, GA	1	—	6,927	22,951	—	—	6,927	22,951	29,878	(1,272)	12/31/2018	2013
4712 Southpark Boulevard	Ellenwood, GA	1	—	1,390	19,635	118	—	1,390	19,753	21,143	(4,152)	7/25/2012	2005
91-209 Kuhela Street	Kapolei, HI	1	—	1,998	—	3	—	1,992	9	2,001	—	12/31/2018	Land
8305 NW 62nd Avenue	Johnston, IA	1	—	2,649	7,997	—	—	2,649	7,997	10,646	(443)	12/31/2018	2011
1185, 1249 & 1387 S. Vinnell Way	Boise, ID	3	—	3,390	29,026	1,025	—	3,390	30,051	33,441	(6,242)	9/11/2012	1996; 1997; 2002
2020 S. Arlington Heights	Arlington Heights, IL	1	—	1,450	13,588	451	—	1,450	14,039	15,489	(3,833)	12/29/2009	1988
400 South Jefferson Street	Chicago, IL	1	49,505	19,379	20,115	384	—	19,379	20,499	39,878	(1,126)	12/31/2018	1947
1415 West Diehl Road	Naperville, IL	1	—	12,333	20,586	5,787	—	12,333	26,373	38,706	(1,339)	12/31/2018	2001
440 North Fairway Drive	Vernon Hills, IL	1	—	4,465	441	—	—	4,465	441	4,906	(25)	12/31/2018	1,992
7601 and 7635 Interactive Way	Indianapolis, IN	2	—	3,337	14,522	26	—	3,337	14,548	17,885	(756)	12/31/2018	2003

OFFICE PROPERTIES INCOME TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2020
(dollars in thousands)

				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Cost amount carried at Close of Period
Property	Location	Number of Properties	Encumbrances (1)	Land	Buildings and Equipment		Impairments/ Writedowns	Land	Buildings and Equipment	Total (2)	Accumulated Depreciation (3)	Date(s) Acquired	Original Construction Date(s)
Intech Park	Indianapolis, IN	3	—	4,170	69,759	7,742	—	4,170	77,501	81,671	(18,042)	10/14/2011	2000; 2001; 2008
The Atrium at Circleport II	Erlanger, KY	1	—	1,796	1,933	578	—	1,796	2,511	4,307	(167)	12/31/2018	1999
7125 Industrial Road	Florence, KY	1	—	1,698	11,722	293	—	1,698	12,015	13,713	(2,393)	12/31/2012	1980
251 Causeway Street	Boston, MA	2	—	10,748	26,539	3,008	—	10,748	29,547	40,295	(5,130)	8/17/2010	1987
300 and 330 Billerica Road	Chelmsford, MA	2	—	4,700	—	6,959	—	4,700	6,959	11,659	(20)	12/31/2018	1984
75 Pleasant Street	Malden, MA	1	—	1,050	31,086	857	—	1,050	31,943	32,993	(8,439)	5/24/2010	2008
25 Newport Avenue	Quincy, MA	1	—	2,700	9,199	1,879	—	2,700	11,078	13,778	(2,915)	2/16/2011	1985
One Montvale Avenue	Stoneham, MA	1	—	1,670	11,035	3,415	—	1,670	14,450	16,120	(3,404)	6/16/2010	1945
314 Littleton Road	Westford, MA	1	—	5,691	8,487	47	—	5,691	8,534	14,225	(477)	12/31/2018	2007
Annapolis Commerce Center	Annapolis, MD	2	—	4,057	7,665	989	—	4,057	8,654	12,711	(777)	10/2/2017	1989
4201 Patterson Avenue	Baltimore, MD	1	—	901	8,097	4,104	(85)	893	12,124	13,017	(5,844)	10/15/1998	1989
7001 Columbia Gateway Drive	Columbia, MD	1	—	5,642	10,352	226	—	5,642	10,578	16,220	(613)	12/31/2018	2008
Hillside Center	Columbia, MD	2	—	3,437	4,228	701	—	3,437	4,929	8,366	(451)	10/2/2017	2001
TenThreeTwenty	Columbia, MD	1	—	3,126	16,361	1,978	—	3,126	18,339	21,465	(1,852)	10/2/2017	1982
3300 75th Avenue	Landover, MD	1	—	4,110	36,371	2,721	—	4,110	39,092	43,202	(10,330)	2/26/2010	1985
2115 East Jefferson Street	Rockville, MD	1	—	3,349	11,152	592	—	3,349	11,744	15,093	(2,112)	8/27/2013	1981
Redland 520/530	Rockville, MD	3	—	12,714	61,377	4,003	—	12,714	65,380	78,094	(5,261)	10/2/2017	2008
Redland 540	Rockville, MD	1	—	10,740	17,714	6,082	—	10,740	23,796	34,536	(3,147)	10/2/2017	2003
Rutherford Business Park	Windsor Mill, MD	1	—	1,598	10,219	490	—	1,598	10,709	12,307	(2,139)	11/16/2012	1972
3550 Green Court	Ann Arbor, MI	1	—	3,630	4,857	—	—	3,630	4,857	8,487	(286)	12/31/2018	1998
11411 E. Jefferson Avenue	Detroit, MI	1	—	630	18,002	544	—	630	18,546	19,176	(4,878)	4/23/2010	2009
Rosedale Corporate Plaza	Roseville, MN	1	—	672	6,045	1,526	—	672	7,571	8,243	(4,046)	12/1/1999	1987
1300 Summit Street	Kansas City, MO	1	—	2,776	12,070	1,145	—	2,776	13,215	15,991	(2,869)	9/27/2012	1998
2555 Grand Boulevard	Kansas City, MO	1	—	4,209	51,522	2,706	—	4,209	54,228	58,437	(2,871)	12/31/2018	2003
4241 NE 34th Street	Kansas City, MO	1	—	1,133	5,649	4,201	—	1,470	9,513	10,983	(4,670)	3/31/1997	1995
1220 Echelon Parkway	Jackson, MS	1	—	440	25,458	345	—	440	25,803	26,243	(5,423)	7/25/2012	2009
2300 and 2400 Yorkmont Road	Charlotte, NC	2	—	1,334	19,075	1,988	—	1,334	21,063	22,397	(1,241)	12/31/2018	1995
18010 and 18020 Burt Street	Omaha, NE	2	—	6,977	12,500	—	—	6,977	12,500	19,477	(693)	12/31/2018	2012

OFFICE PROPERTIES INCOME TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2020
(dollars in thousands)

				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Cost amount carried at Close of Period
Property	Location	Number of Properties	Encumbrances (1)	Land	Buildings and Equipment		Impairments/ Writedowns	Land	Buildings and Equipment	Total (2)	Accumulated Depreciation (3)	Date(s) Acquired	Original Construction Date(s)
500 Charles Ewing Boulevard	Ewing, NJ	1	—	4,808	26,002	—	—	4,808	26,002	30,810	(1,441)	12/31/2018	2012
299 Jefferson Road	Parsippany, NJ	1	—	4,543	2,914	823	—	4,543	3,737	8,280	(221)	12/31/2018	2011
One Jefferson Road	Parsippany, NJ	1	—	4,415	5,249	63	—	4,415	5,312	9,727	(289)	12/31/2018	2009
Airline Corporate Center	Colonie, NY	1	—	790	6,400	406	—	790	6,806	7,596	(1,452)	6/22/2012	2004
5000 Corporate Court	Holtsville, NY	1	—	6,530	17,711	4,103	—	6,530	21,814	28,344	(5,206)	8/31/2011	2000
8687 Carling Road	Liverpool, NY	1	—	566	—	8	—	566	8	574	(1)	12/31/2018	1997
1212 Pittsford - Victor Road	Pittsford, NY	1	—	608	78	538	—	608	616	1,224	(36)	12/31/2018	1965
2231 Schrock Road	Columbus, OH	1	—	716	217	201	—	716	418	1,134	(31)	12/31/2018	1999
4600 25th Avenue	Salem, OR	1	—	6,510	17,973	5,209	—	6,510	23,182	29,692	(5,016)	12/20/2011	1957
8800 Tinicum Boulevard	Philadelphia, PA	1	—	5,573	22,686	1,325	—	5,573	24,011	29,584	(1,265)	12/31/2018	2000
446 Wrenplace Road	Fort Mill, SC	1	—	5,031	22,526	—	—	5,031	22,526	27,557	(14)	12/22/2020	2019
9680 Old Bailes Road	Fort Mill, SC	1	—	834	2,944	—	—	834	2,944	3,778	(163)	12/31/2018	2007
One Memphis Place	Memphis, TN	1	—	1,630	5,645	7,407	—	1,630	13,052	14,682	(2,687)	9/17/2010	1985
16001 North Dallas Parkway	Addison, TX	2	—	10,282	63,071	375	—	10,282	63,446	73,728	(3,750)	12/31/2018	1987
Research Park	Austin, TX	2	—	4,258	13,747	360	—	4,258	14,107	18,365	(1,461)	12/31/2018	1999
10451 Clay Road	Houston, TX	1	—	5,495	10,253	—	—	5,495	10,253	15,748	(569)	12/31/2018	2013
202 North Castlegory Road	Houston, TX	1	—	863	5,024	—	—	863	5,024	5,887	(262)	12/31/2018	2016
6380 Rogerdale Road	Houston, TX	1	—	12,628	6,113	26	—	12,628	6,139	18,767	(341)	12/31/2018	2006
4221 W. John Carpenter Freeway	Irving, TX	1	—	1,413	2,365	1,843	—	1,413	4,208	5,621	(382)	12/31/2018	1995
8675,8701-8711 Freeport Pkwy and 8901 Esters Boulevard	Irving, TX	3	—	10,185	31,566	62	—	10,185	31,628	41,813	(1,750)	12/31/2018	1990
1511 East Common Street	New Braunfels, TX	1	—	4,965	1,266	73	—	4,965	1,339	6,304	(75)	12/31/2018	2005
2900 West Plano Parkway	Plano, TX	1	—	6,819	8,831	—	—	6,819	8,831	15,650	(490)	12/31/2018	1998
3400 West Plano Parkway	Plano, TX	1	—	4,543	15,964	321	—	4,543	16,285	20,828	(910)	12/31/2018	1994
3600 Wiseman Boulevard	San Antonio, TX	1	—	3,493	6,662	3,245	—	3,493	9,907	13,400	(546)	12/31/2018	2004
701 Clay Road	Waco, TX	1	—	2,030	8,708	13,392	—	2,060	22,070	24,130	(5,934)	12/23/1997	1997
1800 Novell Place	Provo, UT	1	—	7,487	43,487	—	—	7,487	43,487	50,974	(2,602)	12/31/2018	2000
4885-4931 North 300 West	Provo, UT	2	—	3,915	9,429	21	—	3,915	9,450	13,365	(555)	12/31/2018	2009
14660, 14672 & 14668 Lee Road	Chantilly, VA	3	—	6,966	74,214	4,590	—	6,966	78,804	85,770	(8,024)	12/22/2016	1998; 2002; 2006
1434 Crossways	Chesapeake, VA	2	—	3,617	19,527	2,795	—	3,617	22,322	25,939	(2,686)	10/2/2017	1998

OFFICE PROPERTIES INCOME TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2020
(dollars in thousands)

				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Cost amount carried at Close of Period
Property	Location	Number of Properties	Encumbrances (1)	Land	Buildings and Equipment		Impairments/ Writedowns	Land	Buildings and Equipment	Total (2)	Accumulated Depreciation (3)	Date(s) Acquired	Original Construction Date(s)
Greenbrier Towers	Chesapeake, VA	2	—	3,437	11,241	3,011	—	3,437	14,252	17,689	(1,781)	10/2/2017	1985
Enterchange at Meadowville	Chester, VA	1	—	1,478	9,594	424	—	1,478	10,018	11,496	(1,808)	8/28/2013	1999
Three Flint Hill	Fairfax, VA	1	—	5,991	25,536	3,021	—	5,991	28,557	34,548	(3,164)	10/2/2017	1984
7987 Ashton Avenue	Manassas, VA	1	—	1,562	8,253	912	—	1,562	9,165	10,727	(1,006)	1/3/2017	1989
Two Commercial Place	Norfolk, VA	1	—	4,494	21,508	480	—	4,494	21,988	26,482	(1,150)	12/31/2018	1974
1759 & 1760 Business Center Drive	Reston, VA	2	—	9,066	78,658	6,969	—	9,066	85,627	94,693	(13,592)	5/28/2014	1987
1775 Wiehle Avenue	Reston, VA	1	—	4,138	26,120	1,749	—	4,138	27,869	32,007	(2,431)	10/2/2017	2001
9201 Forest Hill Avenue	Richmond, VA	1	—	1,344	375	451	—	1,344	826	2,170	(39)	12/31/2018	1985
9960 Mayland Drive	Richmond, VA	1	—	2,614	15,930	2,885	—	2,614	18,815	21,429	(3,062)	5/20/2014	1994
Parham Place	Richmond, VA	3	—	913	1,099	206	—	913	1,305	2,218	(73)	12/31/2018	1989; 2012
1751 Blue Hills Drive	Roanoke, VA	1	—	2,689	7,761	—	—	2,689	7,761	10,450	(430)	12/31/2018	2003
Atlantic Corporate Park	Sterling, VA	2	—	5,752	29,316	2,193	—	5,752	31,509	37,261	(2,589)	10/2/2017	2008
Orbital Sciences Campus	Sterling, VA	3	—	12,275	19,320	276	—	12,275	19,596	31,871	(1,148)	12/31/2018	2001
Sterling Business Park Lots 8 and 9	Sterling, VA	1	—	9,177	44,324	57	—	9,177	44,381	53,558	(3,602)	10/2/2017	2016
65 Bowdoin Street	S. Burlington, VT	1	—	700	8,416	140	—	700	8,556	9,256	(2,307)	4/9/2010	2009
840 North Broadway	Everett, WA	2	—	3,360	15,376	2,897	—	3,360	18,273	21,633	(3,604)	6/28/2012	1985
Stevens Center	Richland, WA	2	—	3,970	17,035	5,236	—	4,042	22,199	26,241	(11,502)	3/31/1997	1995
351, 401, 501 Elliott Ave West	Seattle, WA	3	70,092	26,640	52,740	2,518	—	26,640	55,258	81,898	(2,985)	12/31/2018	2000
11050 West Liberty Drive	Milwaukee, WI	1	—	945	4,539	103	—	945	4,642	5,587	(1,116)	6/9/2011	2006
5353 Yellowstone Road	Cheyenne, WY	1	—	1,915	8,217	1,775	—	1,950	9,957	11,907	(5,209)	3/31/1997	1995
		180	$169,729	$830,222	$2,395,928	$300,518	$(4,525)	$830,884	$2,691,259	$3,522,143	$(451,914)
Properties Held for Sale
4300 NE 34th Street (4)	Kansas City, MO	—	—	310	544	134	—	310	678	988	(198)	3/31/1997	1995
501 South 5th Street (5)	Richmond, VA	1	—	14,767	39,101	233	—	14,767	39,334	54,101	(2,279)	12/31/2018	2009
		1	—	15,077	39,645	367	—	15,077	40,012	55,089	(2,477)
		181	$169,729	$845,299	$2,435,573	$300,885	$(4,525)	$845,961	$2,731,271	$3,577,232	$(454,391)
(1) Represents mortgage debt, net of the unamortized balance of the fair value adjustments and debt issuance costs totaling $1,113.
(2) Excludes the value of real estate intangibles. Aggregate cost for federal income tax purposes is approximately $7,059,170.
(3) Depreciation on building and improvements is provided for periods ranging up to 40 years and on equipment up to 12 years.
(4) Consists of a warehouse facility adjacent to a property we own in Kansas City, MO that was sold in January 2021.
(5) This property was sold in January 2021.

OFFICE PROPERTIES INCOME TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2020
(dollars in thousands)

An analysis of the carrying amount of real estate properties and accumulated depreciation is as follows:

	Real Estate Properties	Accumulated Depreciation
Balance at December 31, 2017	$2,975,721	$341,848
Additions	1,486,342	65,215
Loss on asset impairment	(8,630)	—
Disposals	(286,837)	(18,740)
Cost basis adjustment (1)	(5,005)	(5,005)
Reclassification of assets of properties held for sale	(216,955)	(8,171)
Balance at December 31, 2018	3,944,636	375,147
Additions	66,221	89,398
Loss on asset impairment	(22,255)	—
Disposals	(424,302)	(64,167)
Cost basis adjustment (1)	(9,169)	(9,169)
Reclassification of assets of properties held for sale	(61,900)	(3,553)
Balance at December 31, 2019	3,493,231	387,656
Additions	122,116	83,828
Loss on asset impairment	(2,954)	—
Disposals	(31,193)	(13,125)
Cost basis adjustment (1)	(3,968)	(3,968)
Reclassification of assets of properties held for sale	(55,089)	(2,477)
Balance at December 31, 2020	$3,522,143	$451,914

(1)    Represents the reclassification between accumulated depreciation and building made to certain properties reclassified as assets of properties held for sale at fair value less costs to sell in accordance with GAAP.

SIGNATURES
Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OFFICE PROPERTIES INCOME TRUST
By:	/s/ Christopher J. Bilotto
Christopher J. Bilotto President and Chief Operating Officer

Dated: February 19, 2021
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Christopher J. Bilotto	President and Chief Operating Officer	February 19, 2021
Christopher J. Bilotto

/s/ Matthew C. Brown	Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)	February 19, 2021
Matthew C. Brown

/s/ David M. Blackman	Managing Trustee	February 19, 2021
David M. Blackman

/s/ Adam D. Portnoy	Managing Trustee	February 19, 2021
Adam D. Portnoy

/s/ Donna D. Fraiche	Independent Trustee	February 19, 2021
Donna D. Fraiche

/s/ Barbara D. Gilmore	Independent Trustee	February 19, 2021
Barbara D. Gilmore

/s/ John L. Harrington	Independent Trustee	February 19, 2021
John L. Harrington

/s/ William A. Lamkin	Independent Trustee	February 19, 2021
William A. Lamkin

/s/ Elena Poptodorova	Independent Trustee	February 19, 2021
Elena Poptodorova

/s/ Jeffrey P. Somers	Independent Trustee	February 19, 2021
Jeffrey P. Somers