Form 10-Q
period 2021-03-31
OFFICE PROPERTIES INCOME TRUST
filed 2021-04-29
CIK 1456772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Number of registrant’s common shares of beneficial interest, $.01 par value per share, outstanding as of April 28, 2021: 48,318,366

OFFICE PROPERTIES INCOME TRUST

FORM 10-Q

March 31, 2021

References in this Quarterly Report on Form 10-Q to “the Company”, “OPI”, “we”, “us” or “our” include Office Properties Income Trust and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

PART I.    Financial Information
Item 1.    Financial Statements
OFFICE PROPERTIES INCOME TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)
(unaudited)

	March 31,	December 31,
	2021	2020
ASSETS
Real estate properties:
Land	$824,622	$830,884
Buildings and improvements	2,650,159	2,691,259
Total real estate properties, gross	3,474,781	3,522,143
Accumulated depreciation	(467,085)	(451,914)
Total real estate properties, net	3,007,696	3,070,229
Assets of properties held for sale	47,918	75,177
Investments in unconsolidated joint ventures	37,402	37,951
Acquired real estate leases, net	505,582	548,943
Cash and cash equivalents	184,462	42,045
Restricted cash	17,013	14,810
Rents receivable	94,879	101,766
Deferred leasing costs, net	44,680	42,626
Other assets, net	12,947	12,889
Total assets	$3,952,579	$3,946,436

LIABILITIES AND SHAREHOLDERS’ EQUITY
Unsecured revolving credit facility	$—	$—
Senior unsecured notes, net	2,035,304	2,033,242
Mortgage notes payable, net	169,204	169,729
Liabilities of properties held for sale	84	891
Accounts payable and other liabilities	103,617	116,480
Due to related persons	13,370	6,114
Assumed real estate lease obligations, net	10,002	10,588
Total liabilities	2,331,581	2,337,044

Commitments and contingencies

Shareholders’ equity:
Common shares of beneficial interest, $0.01 par value: 200,000,000 shares authorized, 48,318,366 shares issued and outstanding	483	483
Additional paid in capital	2,615,626	2,615,305
Cumulative net income	221,755	183,895
Cumulative common distributions	(1,216,866)	(1,190,291)
Total shareholders’ equity	1,620,998	1,609,392
Total liabilities and shareholders’ equity	$3,952,579	$3,946,436

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OFFICE PROPERTIES INCOME TRUST
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(amounts in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2021	2020

Rental income	$144,524	$149,885

Expenses:
Real estate taxes	16,154	16,807
Utility expenses	6,432	7,012
Other operating expenses	25,439	25,880
Depreciation and amortization	64,087	62,943
Loss on impairment of real estate	7,660	—
General and administrative	11,272	7,109
Total expenses	131,044	119,751

Gain on sale of real estate	54,004	10,756
Interest and other income	5	706
Interest expense (including net amortization of debt premiums, discounts and issuance costs of $2,432 and $2,283, respectively)	(28,798)	(27,159)
Loss on early extinguishment of debt	—	(3,282)
Income before income tax expense and equity in net losses of investees	38,691	11,155
Income tax expense	(435)	(39)
Equity in net losses of investees	(396)	(276)
Net income	37,860	10,840
Other comprehensive loss:
Unrealized loss on financial instrument	—	(61)
Other comprehensive loss	—	(61)
Comprehensive income	$37,860	$10,779

Weighted average common shares outstanding (basic)	48,161	48,095
Weighted average common shares outstanding (diluted)	48,196	48,095

Per common share amounts (basic and diluted):
Net income	$0.78	$0.23

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OFFICE PROPERTIES INCOME TRUST
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(dollars in thousands)
(unaudited)

	Number of Shares	Common Shares	Additional Paid In Capital	Cumulative Net Income	Cumulative Other Comprehensive Loss	Cumulative Common Distributions	Total Shareholders’ Equity
Balance at December 31, 2020	48,318,366	$483	$2,615,305	$183,895	$—	$(1,190,291)	$1,609,392
Share grants	—	—	321	—	—	—	321
Net income	—	—	—	37,860	—	—	37,860
Distributions to common shareholders	—	—	—	—	—	(26,575)	(26,575)
Balance at March 31, 2021	48,318,366	$483	$2,615,626	$221,755	$—	$(1,216,866)	$1,620,998

Balance at December 31, 2019	48,201,941	$482	$2,612,425	$177,217	$(200)	$(1,084,170)	$1,705,754
Share grants	—	—	379	—	—	—	379
Share repurchases	(1,012)	—	(27)	—	—	—	(27)
Net current period other comprehensive loss	—	—	—	—	(61)	—	(61)
Net income	—	—	—	10,840	—	—	10,840
Distributions to common shareholders	—	—	—	—	—	(26,511)	(26,511)
Balance at March 31, 2020	48,200,929	$482	$2,612,777	$188,057	$(261)	$(1,110,681)	$1,690,374

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OFFICE PROPERTIES INCOME TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Three Months Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$37,860	$10,840
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	21,629	20,499
Net amortization of debt premiums, discounts and issuance costs	2,432	2,283
Amortization of acquired real estate leases	41,575	42,457
Amortization of deferred leasing costs	1,820	1,665
Gain on sale of real estate	(54,004)	(10,756)
Loss on impairment of real estate	7,660	—
Loss on early extinguishment of debt	—	2,144
Straight line rental income	(5,357)	(5,583)
Other non-cash expenses, net	49	107
Equity in net losses of investees	396	276
Change in assets and liabilities:
Rents receivable	11,320	(1,087)
Deferred leasing costs	(4,826)	(4,466)
Other assets	(259)	180
Accounts payable and other liabilities	(9,609)	(21,790)
Due to related persons	7,256	832
Net cash provided by operating activities	57,942	37,601

CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate acquisitions	—	(11,864)
Real estate improvements	(15,329)	(14,525)
Distributions in excess of earnings from unconsolidated joint ventures	153	51
Proceeds from sale of properties, net	129,072	68,433
Net cash provided by investing activities	113,896	42,095

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of mortgage notes payable	(643)	(67,848)
Repayment of senior unsecured notes	—	(400,000)
Borrowings on unsecured revolving credit facility	—	418,467
Repayments on unsecured revolving credit facility	—	(70,467)
Repurchase of common shares	—	(27)
Distributions to common shareholders	(26,575)	(26,511)
Net cash used in financing activities	(27,218)	(146,386)

Increase (decrease) in cash, cash equivalents and restricted cash	144,620	(66,690)
Cash, cash equivalents and restricted cash at beginning of period	56,855	100,696
Cash, cash equivalents and restricted cash at end of period	$201,475	$34,006

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OFFICE PROPERTIES INCOME TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(dollars in thousands)
(unaudited)

	Three Months Ended March 31,
	2021	2020
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$36,136	$37,715

NON-CASH INVESTING ACTIVITIES:
Real estate improvements accrued, not paid	$9,164	$12,294
Sale of properties	$—	$13,095
Capitalized interest	$50	$28

NON-CASH FINANCING ACTIVITIES:
Repayment of mortgage notes payable related to properties sold	$—	$(13,095)

SUPPLEMENTAL DISCLOSURE OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows:

	As of March 31,
	2021	2020
Cash and cash equivalents	$184,462	$29,657
Restricted cash (1)	17,013	4,349
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$201,475	$34,006
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

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(unaudited)

Note 1. Basis of Presentation
The accompanying condensed consolidated financial statements of Office Properties Income Trust and its subsidiaries, or OPI, we, us or our, are unaudited. Certain information and disclosures required by U.S. generally accepted accounting principles, or GAAP, for complete financial statements have been condensed or omitted. We believe the disclosures made are adequate to make the information presented not misleading. However, the accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2020, or our 2020 Annual Report. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair statement of results for the interim period have been included. All intercompany transactions and balances with or among our consolidated subsidiaries have been eliminated. Our operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.
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
Note 2. Per Common Share Amounts
We calculate basic earnings per common share by dividing net income by the weighted average number of our common shares outstanding during the period. We calculate diluted earnings per share using the more dilutive of the two class method or the treasury stock method. Unvested share awards and other potentially dilutive common shares, together with the related impact on earnings, are considered when calculating diluted earnings per share. The calculation of basic and diluted earnings per share is as follows:

	Three Months Ended March 31,
	2021	2020
Numerators:
Net income	$37,860	$10,840
Income attributable to unvested participating securities	(123)	(15)
Net income used in calculating earnings per share	$37,737	$10,825

Denominators:
Weighted average common shares outstanding - basic	48,161	48,095
Effect of dilutive securities: unvested share awards (1)	35	—
Weighted average common shares outstanding - diluted	48,196	48,095

Net income per common share - basic	$0.78	$0.23
Net income per common share - diluted	$0.78	$0.23
(1)For the three months ended March 31, 2020, six unvested common shares were not included in the calculation of diluted earnings per share because to do so would have been antidilutive.
Note 3. Real Estate Properties
As of March 31, 2021, our wholly owned properties were comprised of 180 properties containing a combined approximately 24,568,000 rentable square feet, with an aggregate undepreciated carrying value of $3,520,526, including $45,745 classified as held for sale, and we had noncontrolling ownership interests of 51% and 50% in two unconsolidated joint ventures that own three properties containing a combined approximately 444,000 rentable square feet. We generally lease space at our properties on a gross lease, modified gross lease or net lease basis pursuant to fixed term contracts expiring between 2021 and 2040. Some of our leases generally require us to pay all or some property operating expenses and to provide all or most property management services. During the three months ended March 31, 2021, we entered into 20 leases for approximately 575,000 rentable square feet for a weighted (by rentable square feet) average lease term of 5.4 years and we made commitments

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)
(unaudited)
for approximately $7,145 of leasing related costs. As of March 31, 2021, we have estimated unspent leasing related obligations of $50,405.
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
Acquisition Activities
As of April 28, 2021, we have entered into an agreement to acquire a property adjacent to a property we own in Boston, MA containing approximately 49,000 rentable square feet for $26,975, excluding acquisition related costs. This acquisition is expected to occur before the end of the second quarter. However, this acquisition is subject to conditions; accordingly, we cannot be sure that we will complete this acquisition or that this acquisition will not be delayed or the terms will not change.
Disposition Activities
During the three months ended March 31, 2021, we sold two properties containing a combined approximately 321,000 rentable square feet for an aggregate sales price of $130,845, excluding closing costs. The sales of these properties, as presented in the table below, do not represent significant dispositions, individually or in the aggregate, nor do they represent a strategic shift in our business. As a result, the results of operations of these properties are included in continuing operations through the date of sale in our condensed consolidated statements of comprehensive income.

Date of Sale	Number of Properties	Location	Rentable Square Feet	Gross Sales Price (1)	Gain (Loss) on Sale of Real Estate
January 2021	—	Kansas City, MO (2)	10,000	$845	$(63)
January 2021	1	Richmond, VA	311,000	130,000	54,067
	1		321,000	$130,845	$54,004
(1)Gross sales price is the gross contract price, includes purchase price adjustments, if any, and excludes closing costs.
(2)Consists of a warehouse facility adjacent to a property we own in Kansas City, MO.
As of March 31, 2021, we had two properties under agreement to sell for an aggregate sales price of $49,700, excluding closing costs. These properties were classified as held for sale in our condensed consolidated balance sheet as of March 31, 2021 and are summarized below:

Date of Sale Agreement	Number of Properties	Location	Rentable Square Feet	Gross Sales Price (1)	Loss on Impairment of Real Estate
February 2021	1	Huntsville, AL (2)	1,371,000	$39,000	$2,289
March 2021	1	Stoneham, MA (3)	98,000	10,700	5,371
	2		1,469,000	$49,700	$7,660
(1)Gross sales price is the gross contract price, includes purchase price adjustments, if any, and excludes closing costs.
(2)The sale of this property was completed in April 2021.
(3)The agreement to sell this property was terminated in April 2021.
In addition, in April 2021 we entered into an agreement to sell a property located in Liverpool, NY containing approximately 38,000 rentable square feet for a sales price of $650, excluding closing costs. This sale is expected to occur before the end of the second quarter of 2021. However, this sale is subject to conditions; accordingly, we cannot be sure that we will complete this sale or that this sale will not be delayed or the terms will not change.

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)
(unaudited)
Unconsolidated Joint Ventures
We own interests in two joint ventures that own three properties. We account for these investments under the equity method of accounting. As of March 31, 2021 and December 31, 2020, our investments in unconsolidated joint ventures consisted of the following:

		OPI Carrying Value of Investments at
Joint Venture	OPI Ownership	March 31, 2021	December 31, 2020	Number of Properties	Location	Rentable Square Feet
Prosperity Metro Plaza	51%	$21,715	$21,888	2	Fairfax, VA	329,000
1750 H Street, NW	50%	15,687	16,063	1	Washington, D.C.	115,000
Total		$37,402	$37,951	3		444,000
The following table provides a summary of the mortgage debt of our two unconsolidated joint ventures:

Joint Venture	Interest Rate (1)	Maturity Date	Principal Balance at March 31, 2021 and December 31, 2020 (2)
Prosperity Metro Plaza	4.09%	12/1/2029	$50,000
1750 H Street, NW	3.69%	8/1/2024	32,000
Weighted Average / Total	3.93%		$82,000
(1)Includes the effect of mark to market purchase accounting.
(2)Reflects the entire balance of the debt secured by the properties and is not adjusted to reflect the interests in the joint ventures we do not own. None of the debt is recourse to us.
At March 31, 2021, the aggregate unamortized basis difference of our two unconsolidated joint ventures of $7,341 is primarily attributable to the difference between the amount we paid to purchase our interest in these joint ventures, including transaction costs, and the historical carrying value of the net assets of these joint ventures. This difference is being amortized over the remaining useful life of the related properties and the resulting amortization expense is included in equity in net losses of investees in our condensed consolidated statements of comprehensive income.
Note 4. Leases
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
We increased rental income to record revenue on a straight line basis by $5,357 and $5,583 for the three months ended March 31, 2021 and 2020, respectively. Rents receivable, excluding properties classified as held for sale, include $73,434 and $68,824 of straight line rent receivables at March 31, 2021 and December 31, 2020, respectively.
We do not include in our measurement of our lease receivables certain variable payments, including payments determined by changes in the index or market-based indices after the inception of the lease, certain tenant reimbursements and other income until the specific events that trigger the variable payments have occurred. Such payments totaled $18,860 and $19,746 for the three months ended March 31, 2021 and 2020, respectively, of which tenant reimbursements totaled $17,803 and $18,622, respectively.
As a result of the COVID-19 pandemic, some of our tenants have requested rent assistance. As of April 26, 2021, we have granted temporary rent assistance totaling $2,483 to 18 tenants who represent approximately 3.2% of our annualized rental income, as defined below in Note 5, as of March 31, 2021, pursuant to deferred payment plans. These tenants are obligated to

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)
(unaudited)
pay, in most cases, the deferred rent over a 12-month period, all of which have commenced. We have elected to use the Financial Accounting Standards Board, or FASB, relief package regarding the application of lease accounting guidance to lease concessions provided as a result of the COVID-19 pandemic. The FASB relief package provides entities with the option to account for lease concessions resulting from the COVID-19 pandemic outside of the existing lease modification guidance if the resulting cash flows from the modified lease are substantially the same as or less than the original lease. Because the deferred rent amounts referenced above will be repaid, the cash flows from the respective leases are substantially the same as before the rent deferrals. The deferred amounts did not impact our operating results for the three months ended March 31, 2021. As of March 31, 2021, deferred payments totaling $411 are included in rents receivable in our condensed consolidated balance sheet.
Note 5. Concentration
Tenant and Credit Concentration
We define annualized rental income as the annualized contractual base rents from our tenants pursuant to our lease agreements as of the measurement date, plus straight line rent adjustments and estimated recurring expense reimbursements to be paid to us, and excluding lease value amortization. As of March 31, 2021, the U.S. government, 11 state governments and three other government tenants combined were responsible for approximately 36.3% of our annualized rental income. As of March 31, 2020, the U.S. government, 10 state governments and two other government tenants combined were responsible for approximately 34.6% of our annualized rental income. The U.S. government is our largest tenant by annualized rental income and represented approximately 25.9% and 25.0% of our annualized rental income as of March 31, 2021 and 2020, respectively.
Geographic Concentration
At March 31, 2021, our 180 wholly owned properties were located in 34 states and the District of Columbia. Properties located in California, Virginia, the District of Columbia, Texas and Maryland were responsible for 12.7%, 12.7%, 10.9%, 7.9% and 6.7% of our annualized rental income as of March 31, 2021, respectively.
Note 6. Indebtedness
Our principal debt obligations at March 31, 2021 were: (1) $2,072,000 aggregate outstanding principal amount of senior unsecured notes; and (2) $170,198 aggregate outstanding principal amount of mortgage notes.
Our $750,000 revolving credit facility is governed by a credit agreement, or our credit agreement, with a syndicate of institutional lenders that includes a feature under which the maximum aggregate borrowing availability may be increased to up to $1,950,000 in certain circumstances.
Our $750,000 revolving credit facility is available for general business purposes, including acquisitions. The maturity date of our revolving credit facility is January 31, 2023 and, subject to our payment of an extension fee and meeting certain other conditions, we have the option to extend the stated maturity date of our revolving credit facility by two additional six month periods. We can borrow, repay and reborrow funds available under our revolving credit facility until maturity and no principal repayment is due until maturity. We are required to pay interest at a rate of LIBOR plus a premium, which was 110 basis points per annum at March 31, 2021, on the amount outstanding under our revolving credit facility, if any. We also pay a facility fee on the total amount of lending commitments under our revolving credit facility, which was 25 basis points per annum at March 31, 2021. Both the interest rate premium and facility fee are subject to adjustment based upon changes to our credit ratings. As of March 31, 2021 and December 31, 2020, the annual interest rate payable on borrowings under our revolving credit facility was 1.2%. We did not borrow any funds under our revolving credit facility during the three months ended March 31, 2021. The weighted average annual interest rate for borrowings under our revolving credit facility was 2.6% for the three months ended March 31, 2020. As of March 31, 2021 and April 28, 2021, we had no amounts outstanding under our revolving credit facility and $750,000 available for borrowing.
Our credit agreement and senior unsecured notes indentures and their supplements provide for acceleration of payment of all amounts due thereunder upon the occurrence and continuation of certain events of default, such as, in the case of our credit agreement, a change of control of us, which includes The RMR Group LLC, or RMR LLC, ceasing to act as our business and property manager. Our credit agreement and senior unsecured notes indentures and their supplements also contain covenants, including covenants that restrict our ability to incur debts, require us to comply with certain financial covenants and, in the case of our credit agreement, restrict our ability to make distributions under certain circumstances. We believe we were in

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)
(unaudited)
compliance with the terms and conditions of the respective covenants under our credit agreement and senior unsecured notes indentures and their supplements at March 31, 2021.
At March 31, 2021, six of our properties with an aggregate net book value of $279,559 were encumbered by mortgage notes with an aggregate principal amount of $170,198. Our mortgage notes are non-recourse, subject to certain limited exceptions and do not contain any material financial covenants.
Note 7. Fair Value of Assets and Liabilities
The following table presents certain of our assets measured at fair value at March 31, 2021, categorized by the level of inputs, as defined in the fair value hierarchy under GAAP, used in the valuation of each asset:

		Fair Value at Reporting Date Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Non-recurring Fair Value Measurements Assets
Assets of properties held for sale (1)	$49,700	$—	$49,700	$—

(1)We recorded impairment charges of $7,660 to reduce the carrying value of two properties that are classified as held for sale in our condensed consolidated balance sheet to their estimated fair value, less estimated costs to sell of $2,000, based upon negotiated sales prices with third party buyers (Level 2 inputs as defined in the fair value hierarchy under GAAP). See Note 3 for more information.
In addition to the assets described in the table above, our financial instruments include our cash and cash equivalents, restricted cash, rents receivable, accounts payable, a revolving credit facility, senior unsecured notes, mortgage notes payable, amounts due to related persons, other accrued expenses and security deposits. At March 31, 2021 and December 31, 2020, the fair values of our financial instruments approximated their carrying values in our condensed consolidated financial statements, due to their short term nature or floating interest rates, except as follows:

	As of March 31, 2021		As of December 31, 2020
Financial Instrument	Carrying Value (1)	Fair Value	Carrying Value (1)	Fair Value
Senior unsecured notes, 4.15% interest rate, due in 2022	$299,118	$306,261	$298,853	$306,192
Senior unsecured notes, 4.00% interest rate, due in 2022	298,809	307,919	298,579	306,756
Senior unsecured notes, 4.25% interest rate, due in 2024	342,870	368,921	342,299	365,435
Senior unsecured notes, 4.50% interest rate, due in 2025	636,783	686,862	635,921	688,399
Senior unsecured notes, 5.875% interest rate, due in 2046	301,350	312,108	301,264	322,028
Senior unsecured notes, 6.375% interest rate, due in 2050	156,374	174,118	156,326	171,590
Mortgage notes payable	169,204	174,894	169,729	174,952
Total	$2,204,508	$2,331,083	$2,202,971	$2,335,352

(1)Includes unamortized debt premiums, discounts and issuance costs totaling $37,690 and $39,871 as of March 31, 2021 and December 31, 2020, respectively.

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

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)
(unaudited)
Note 8. Shareholders’ Equity
Distributions
During the three months ended March 31, 2021, we declared and paid a regular quarterly distribution to common shareholders as follows:

Declaration Date	Record Date	Paid Date	Distributions Per Common Share	Total Distributions
January 14, 2021	January, 25, 2021	February 18, 2021	$0.55	$26,575
On April 15, 2021, we declared a regular quarterly distribution to common shareholders of record on April 26, 2021 of $0.55 per share, or approximately $26,600. We expect to pay this distribution on or about May 20, 2021.
Note 9. Business and Property Management Agreements with RMR LLC
We have no employees. The personnel and various services we require to operate our business are provided to us by RMR LLC. We have two agreements with RMR LLC to provide management services to us: (1) a business management agreement, which relates to our business generally; and (2) a property management agreement, which relates to our property level operations.
Pursuant to our business management agreement with RMR LLC, we recognized net business management fees of $9,474 and $4,699 for the three months ended March 31, 2021 and 2020, respectively. The net business management fees we recognized for the three months ended March 31, 2021 include $5,200 of estimated business management incentive fees based on our common share total return, as defined in our business management agreement, as of March 31, 2021. We did not recognize any estimated business management incentive fees for the three months ended March 31, 2020. The actual amount of annual business management incentive fees for 2021, if any, will be based on our common share total return, as defined in our business management agreement, for the three-year period ending December 31, 2021, and will be payable in January 2022. We did not incur a business management incentive fee payable to RMR LLC for the year ended December 31, 2020. We include business management fees in general and administrative expenses in our condensed consolidated statements of comprehensive income.
Pursuant to our property management agreement with RMR LLC, we recognized aggregate net property management and construction supervision fees of $4,612 and $5,064 for the three months ended March 31, 2021 and 2020, respectively. Of those amounts for the three months ended March 31, 2021 and 2020, $4,080 and $4,408, respectively, were expensed to other operating expenses in our condensed consolidated statements of comprehensive income and $532 and $656, respectively, were capitalized as building improvements, in our condensed consolidated balance sheets.
We are generally responsible for all of our operating expenses, including certain expenses incurred or arranged by RMR LLC on our behalf. We are generally not responsible for payment of RMR LLC’s employment, office or administrative expenses incurred to provide management services to us, except for the employment and related expenses of RMR LLC’s employees assigned to work exclusively or partly at our properties, our share of the wages, benefits and other related costs of RMR LLC’s centralized accounting personnel, our share of RMR LLC’s costs for providing our internal audit function and as otherwise agreed. Our property level operating expenses are generally incorporated into the rents charged to our tenants, including certain payroll and related costs incurred by RMR LLC. We reimbursed RMR LLC $6,052 and $5,991 for these expenses and costs for the three months ended March 31, 2021 and 2020, respectively. We included these amounts in other operating expenses and general and administrative expenses, as applicable, in our condensed consolidated statements of comprehensive income.
Note 10. Related Person Transactions
We have relationships and historical and continuing transactions with RMR LLC, The RMR Group Inc., or RMR Inc., and others related to them, including other companies to which RMR LLC or its subsidiaries provide management services and some of which have trustees, directors or officers who are also our Trustees or officers. RMR LLC is a majority owned subsidiary of RMR Inc. The Chair of our Board of Trustees and one of our Managing Trustees, Adam Portnoy, is the sole trustee, an officer and the controlling shareholder of ABP Trust, which is the controlling shareholder of RMR Inc., a managing director and the president and chief executive officer of RMR Inc. and an officer and employee of RMR LLC. David Blackman

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)
(unaudited)
resigned as our President and Chief Executive Officer, effective December 31, 2020. Mr. Blackman will remain in his position as our Managing Trustee, until the earliest of our 2021 annual meeting of shareholders, June 30, 2021 or such earlier date as his successor Managing Trustee is elected to our Board. In replacement of Mr. Blackman, Christopher J. Bilotto was appointed as our President and Chief Operating Officer, effective January 1, 2021. Mr. Bilotto previously served as our Vice President and Chief Operating Officer, and he is an officer and employee of RMR LLC. In addition, each of our other officers is also an officer and employee of RMR LLC. Some of our Independent Trustees also serve as independent trustees or independent directors of other public companies to which RMR LLC or its subsidiaries provide management services. Adam Portnoy serves as chair of the boards of trustees or boards of directors of several of these public companies and as a managing director or managing trustee of these public companies. Other officers of RMR LLC, including certain of our officers, serve as managing trustees, managing directors or officers of certain of these companies.
Our Manager, RMR LLC. We have two agreements with RMR LLC to provide management services to us. See Note 9 for more information regarding our management agreements with RMR LLC.
Leases with RMR LLC. We lease office space to RMR LLC in certain of our properties for RMR LLC’s property management offices. Pursuant to our lease agreements with RMR LLC, we recognized rental income from RMR LLC for leased office space of $288 and $280 for the three months ended March 31, 2021 and 2020, respectively.
For more information about these and other such relationships and certain other related person transactions, refer to our 2020 Annual Report.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following information should be read in conjunction with our condensed consolidated financial statements and accompanying notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our 2020 Annual Report.
OVERVIEW (dollars in thousands, except per share and per square foot data)
We are a real estate investment trust, or REIT, organized under Maryland law. As of March 31, 2021, our wholly owned properties were comprised of 180 properties and we had noncontrolling ownership interests of 51% and 50% in two unconsolidated joint ventures that own three properties containing a combined approximately 444,000 rentable square feet. As of March 31, 2021, our properties are located in 34 states and the District of Columbia and contain approximately 24,568,000 rentable square feet. As of March 31, 2021, our properties were leased to 340 different tenants with a weighted average remaining lease term (based on annualized rental income) of approximately 4.9 years. The U.S. government is our largest tenant, representing approximately 25.9% of our annualized rental income as of March 31, 2021. The term annualized rental income as used herein is defined as the annualized contractual base rents from our tenants pursuant to our lease agreements as of March 31, 2021, plus straight line rent adjustments and estimated recurring expense reimbursements to be paid to us, and excluding lease value amortization.
COVID-19 Pandemic
The COVID-19 pandemic and the various governmental and market responses intended to contain and mitigate the spread of the virus and its detrimental public health impact, as well as the general uncertainty surrounding the dangers and impact of the pandemic, continue to have a significant impact on the global economy, including the U.S. economy. To date, the COVID-19 pandemic has not had a significant impact on our business and we believe that our current financial resources, the characteristics of our portfolio, including the diversity of our tenant base, both geographically and by industry, and the financial strength and resources of our tenants, will enable us to withstand the COVID-19 pandemic. However, we have received requests from some of our tenants for rent assistance. As of April 26, 2021, we have granted temporary rent assistance totaling $2,483 to 18 tenants who represent approximately 3.2% of our annualized rental income as of March 31, 2021. This assistance generally entails a deferral of, in most cases, one month of rent pursuant to deferred payment plans which require the deferred rent amounts be payable over a 12-month period, all of which have commenced. As of April 26, 2021, we have collected $2,118, or 85.3%, of our granted rent deferrals.
Our manager, RMR LLC, has taken various actions in response to the COVID-19 pandemic to address its operating and financial impact on us and to protect the health and safety of our tenants and other persons who visit our properties. In addition, we are continuing to closely monitor the impact of the COVID-19 pandemic on all aspects of our business. For more information regarding these actions and monitoring activities, see our 2020 Annual Report.
The U.S economy has been growing as COVID-19 vaccinations are increasingly administered, commercial activities increasingly return to pre-pandemic practices and operations, and as a result of recent and expected future government spending on COVID-19 pandemic relief, infrastructure and other matters. However, there remains uncertainty as to the ultimate duration and severity of the COVID-19 pandemic on commercial activities, including risks that may arise from mutations or related strains of the virus, the ability to successfully administer vaccinations to a sufficient number of persons or attain immunity to the virus by natural or other means to achieve herd immunity, and the impact on the U.S. economy that may result from the inability of other countries to administer vaccinations to their citizens or their citizens’ ability to otherwise achieve immunity to the virus. As a result, we are unable to determine what the ultimate impact will be on our, our tenants’ and other stakeholders’ businesses, operations, financial results and financial position. For more information and risks relating to the COVID-19 pandemic on us and our business, see Part I, Item 1, “Business—COVID-19 Pandemic” and Part I, Item 1A, “Risk Factors”, of our 2020 Annual Report.
Property Operations
Unless otherwise noted, the data presented in this section includes properties classified as held for sale as of March 31, 2021 and excludes three properties owned by two unconsolidated joint ventures in which we own 51% and 50% interests. For more information regarding our properties classified as held for sale and our two unconsolidated joint ventures, see Note 3 to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Occupancy data for our properties as of March 31, 2021 and 2020 was as follows (square feet in thousands):

	All Properties (1)		Comparable Properties (2)
	March 31,		March 31,
	2021	2020	2021	2020
Total properties (3)	180	184	175	175
Total rentable square feet (4)	24,568	24,906	22,662	22,658
Percent leased (5)	90.8%	91.5%	91.3%	92.1%

(1)Based on properties we owned on March 31, 2021 and 2020, respectively.
(2)Based on properties we owned continuously since January 1, 2020; excludes properties classified as held for sale and properties undergoing significant redevelopment, if any, and three properties owned by two unconsolidated joint ventures in which we own 51% and 50% interests.
(3)Includes one leasable land parcel.
(4)Subject to changes when space is remeasured or reconfigured for tenants.
(5)Percent leased includes (i) space being fitted out for tenant occupancy pursuant to our lease agreements, if any, and (ii) space which is leased, but is not occupied or is being offered for sublease by tenants, if any, as of the measurement date.
The average effective rental rate per square foot for our properties for the three months ended March 31, 2021 and 2020 are as follows:

	Three Months Ended March 31,
	2021	2020
Average effective rental rate per square foot (1):
All properties (2)	$25.95	$26.03
Comparable properties (3)	$27.39	$27.28

(1)Average effective rental rate per square foot represents annualized total rental income during the period specified divided by the average rentable square feet leased during the period specified.
(2)Based on properties we owned on March 31, 2021 and 2020, respectively.
(3)Based on properties we owned continuously since January 1, 2020; excludes properties classified as held for sale and properties undergoing significant redevelopment, if any, and three properties owned by two unconsolidated joint ventures in which we own 51% and 50% interests.
During the three months ended March 31, 2021, changes in rentable square feet leased and available for lease at our properties were as follows (square feet in thousands):

	Three Months Ended March 31, 2021
	Leased	Available for Lease	Total
Beginning of period	22,705	2,184	24,889
Changes resulting from:
Disposition of properties	(321)	—	(321)
Lease expirations	(658)	658	—
Lease renewals (1)	542	(542)	—
New leases (1)	33	(33)	—
Remeasurements (2)	1	(1)	—
End of period	22,302	2,266	24,568

(1)Based on leases entered during the three months ended March 31, 2021.
(2)Rentable square feet are subject to changes when space is remeasured or reconfigured for tenants.
Leases at our properties totaling approximately 658,000 rentable square feet expired during the three months ended March 31, 2021. During the three months ended March 31, 2021, we entered leases totaling approximately 575,000 rentable square feet, including lease renewals of approximately 542,000 rentable square feet and new leases of approximately 33,000 rentable square feet. The weighted (by rentable square feet) average rents were 3.2% above prior rents for the same space and the weighted (by rentable square feet) average lease term for new and renewal leases entered during the three months ended March 31, 2021 was 5.4 years.

During the three months ended March 31, 2021, commitments made for expenditures, such as tenant improvements and leasing costs, in connection with leasing space at our properties were as follows (square feet in thousands):

	Three Months Ended March 31, 2021
	New Leases	Renewals	Total
Rentable square feet leased	33	542	575
Tenant leasing costs and concession commitments (1)	$1,207	$5,938	$7,145
Tenant leasing costs and concession commitments per rentable square foot (1)	$35.97	$10.96	$12.42
Weighted (by square feet) average lease term (years)	7.0	5.3	5.4
Total leasing costs and concession commitments per rentable square foot per year (1)	$5.12	$2.05	$2.28
(1)Includes commitments made for leasing expenditures and concessions, such as tenant improvements, leasing commissions, tenant reimbursements and free rent.
During the three months ended March 31, 2021, changes in effective rental rates per square foot achieved for new leases and lease renewals at our properties that commenced during the three months ended March 31, 2021, when compared to prior effective rental rates per square foot in effect for the same space (and excluding space acquired vacant), were as follows (square feet in thousands):

	Three Months Ended March 31, 2021
	Old Effective Rent Per Square Foot (1)	New Effective Rent Per Square Foot (1)	Rentable Square Feet
New leases	$17.46	$21.29	79
Lease renewals	$24.31	$25.66	529
Total leasing activity	$23.42	$25.10	608
(1)Effective rental rate includes contractual base rents from our tenants pursuant to our lease agreements, plus straight line rent adjustments and estimated expense reimbursements to be paid to us, and excludes lease value amortization.
During the three months ended March 31, 2021 and 2020, amounts capitalized at our properties for lease related costs, building improvements and development, redevelopment and other activities were as follows:

	Three Months Ended March 31,
	2021	2020
Lease related costs (1)	$6,970	$7,113
Building improvements (2)	4,526	9,230
Recurring capital expenditures	11,496	16,343
Development, redevelopment and other activities (3)	4,906	3,161
Total capital expenditures	$16,402	$19,504
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

As of March 31, 2021, we have estimated unspent leasing related obligations of $50,405, of which we expect to spend $25,939 over the next 12 months.
As of March 31, 2021, we had leases at our properties totaling approximately 3,517,000 rentable square feet that were scheduled to expire through March 31, 2022. As of April 28, 2021, we expect tenants with leases totaling approximately 2,701,000 rentable square feet that are scheduled to expire through March 31, 2022, to not renew their leases upon expiration and we cannot be sure as to whether other tenants will renew their leases upon expiration. Of the approximately 2,701,000 rentable square feet that are expiring and expected to not renew, 1,371,000 rentable square feet have been sold and 263,000 rentable square feet are within a property that is in the planning stage for a potential redevelopment. As a result of the COVID-19 pandemic and its economic impact, overall new leasing volume has remained at a reduced level during the three months ended March 31, 2021 and that trend may continue until market conditions meaningfully improve for a sustained period. However, we remain focused on proactive dialogues with our existing tenants and overall tenant retention. Prevailing market conditions and government and other tenants’ needs at the time we negotiate and enter leases or lease renewals will generally determine rental rates and demand for leased space at our properties, and market conditions and our tenants’ needs are beyond our control. Whenever we renew or enter into new leases for our properties, we intend to seek rents which are equal to or higher than our historical rents for the same properties; however, our ability to maintain or increase the rents for our current properties will depend in large part upon market conditions, which are beyond our control. We cannot be sure of the rental rates which will result from our ongoing negotiations regarding lease renewals or any new or renewed leases we may enter; also, we may experience material declines in our rental income due to vacancies upon lease expirations or early terminations.
As of March 31, 2021, our lease expirations by year are as follows (square feet in thousands):

Year (1)	Number of Leases Expiring	Leased Square Feet Expiring (2)	Percent of Total	Cumulative Percent of Total	Annualized Rental Income Expiring	Percent of Total	Cumulative Percent of Total
2021	57	3,219	14.4%	14.4%	$56,305	10.0%	10.0%
2022	82	2,120	9.5%	23.9%	60,395	10.8%	20.8%
2023	63	2,402	10.8%	34.7%	77,080	13.7%	34.5%
2024	56	3,534	15.8%	50.5%	88,579	15.8%	50.3%
2025	55	2,146	9.6%	60.1%	46,562	8.3%	58.6%
2026	32	1,734	7.8%	67.9%	46,244	8.2%	66.8%
2027	32	1,923	8.6%	76.5%	48,638	8.7%	75.5%
2028	15	875	3.9%	80.4%	25,723	4.6%	80.1%
2029	15	934	4.2%	84.6%	24,831	4.4%	84.5%
2030 and thereafter	43	3,415	15.4%	100.0%	86,667	15.5%	100.0%
Total	450	22,302	100.0%		$561,024	100.0%

Weighted average remaining lease term (in years)		4.9			4.9

(1)The year of lease expiration is pursuant to current contract terms. Some of our leases allow the tenants to vacate the leased premises before the stated expirations of their leases with little or no liability. As of March 31, 2021, tenants occupying approximately 6.5% of our rentable square feet and responsible for approximately 7.5% of our annualized rental income as of March 31, 2021 currently have exercisable rights to terminate their leases before the stated terms of their leases expire. Also, in 2021, 2022, 2023, 2024, 2025, 2026, 2027, 2028, 2029, and 2035, early termination rights become exercisable by other tenants who currently occupy an additional approximately 1.3%, 2.9%, 1.5%, 1.1%, 2.1%, 1.1%, 0.6%, 1.1%, 0.1%, and 0.3% of our rentable square feet, respectively, and contribute an additional approximately 1.6%, 3.1%, 1.7%, 1.8%, 3.7%, 1.4%, 1.1%, 1.4%, 0.2%, and 0.4% of our annualized rental income, respectively, as of March 31, 2021. In addition, as of March 31, 2021, pursuant to leases with 13 of our tenants, these tenants have rights to terminate their leases if their respective legislature or other funding authority does not appropriate rent amounts in their respective annual budgets. These 13 tenants occupy approximately 5.1% of our rentable square feet and contribute approximately 6.1% of our annualized rental income as of March 31, 2021.
(2)Leased square feet is pursuant to leases existing as of March 31, 2021, and includes (i) space being fitted out for tenant occupancy pursuant to our lease agreements, if any, and (ii) space which is leased, but is not occupied or is being offered for sublease by tenants, if any. Square feet measurements are subject to changes when space is remeasured or reconfigured for new tenants.
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
We believe that recent government budgetary and spending priorities and enhancements in technology have resulted in a decrease in government office use for employees. Furthermore, over the past several years, government tenants have reduced their space utilization per employee and consolidated government tenants into existing government owned properties. This activity has reduced the demand for government leased space. Our historical experience with respect to properties of the type we own that are majority leased to government tenants has been that government tenants frequently renew leases to avoid the costs and disruptions that may result from relocating their operations. However, efforts to manage space utilization rates may result in our tenants exercising early termination rights under our leases, vacating our properties upon expiration of our leases in order to relocate, or renewing their leases for less space than they currently occupy. Also, our government tenants’ desire to reconfigure leased office space to manage utilization per employee may require us to spend significant amounts for tenant improvements, and tenant relocations are often more prevalent in those circumstances. Increasing uncertainty with respect to government agency budgets and funding to implement relocations, consolidations and reconfigurations has resulted in delayed decisions by some of our government tenants and their reliance on short term lease renewals; however, activity prior to the outbreak of the COVID-19 pandemic suggested that the U.S. government had begun to shift its leasing strategy to include longer term leases and was actively exploring 10 to 20 year lease terms at renewal, in some instances. It is also possible that as a result of the COVID-19 pandemic, government tenants may seek to manage space utilization rates in order to provide greater physical distancing for employees, mostly through lease renewals, which may require us to spend significant amounts for tenant improvements. However, the COVID-19 pandemic and its aftermath have had negative impacts on government budgets and resources, although there are indications that to date, certain of those impacts may not have been as negative as originally expected, and it is unclear what the effect of these impacts will be on government demand for leasing office space. In addition, the new presidential administration may result in a change in the federal government’s policy priorities, which may impact leasing at our government leased properties. Given the significant uncertainties, including as to the COVID-19 pandemic, its economic impact and its aftermath and the new presidential administration, we are unable to reasonably project what the financial impact of market conditions or changing government circumstances will be on our financial results for future periods.
As of March 31, 2021, we derive 24.0% of our annualized rental income from our properties located in the metropolitan Washington, D.C. market area, which includes Washington, D.C., Northern Virginia and suburban Maryland. A downturn in economic conditions in this area, including as a result of the COVID-19 pandemic, could result in reduced demand from tenants for our properties or reduce the rents that our tenants in this area are willing to pay when our leases expire or terminate and when renewal or new terms are negotiated. Additionally, in recent years there has been a decrease in demand for new leased office space by the U.S. government in the metropolitan Washington, D.C. market area, and that could increase competition for government tenants and adversely affect our ability to retain government tenants when our leases expire.
Our manager, RMR LLC, employs a tenant review process for us. RMR LLC assesses tenants on an individual basis based on various applicable credit criteria. In general, depending on facts and circumstances, RMR LLC evaluates the creditworthiness of a tenant based on information concerning the tenant that is provided by the tenant and, in some cases, information that is publicly available or obtained from third party sources. RMR LLC also often uses a third party service to monitor the credit ratings, both actual and implied, of our existing tenants. We consider investment grade tenants to include: (a) investment grade rated tenants; (b) tenants with investment grade rated parent entities that guarantee the tenant’s lease obligations; and/or (c) tenants with investment grade rated parent entities that do not guarantee the tenant’s lease obligations. As of March 31, 2021, tenants contributing 56.1% of annualized rental income were investment grade rated (or their payment obligations were guaranteed by an investment grade rated parent) and tenants contributing an additional 8.6% of annualized rental income were subsidiaries of an investment grade rated parent (although these parent entities were not liable for the payment of rents).

As of March 31, 2021, tenants representing 1% or more of our total annualized rental income were as follows:

	Tenant	Credit Rating	Sq. Ft.	% of Leased Sq. Ft.	Annualized Rental Income	% of Total Annualized Rental Income
1	U.S. Government	Investment Grade	5,310	23.8%	$145,196	25.9%
2	Shook, Hardy & Bacon L.L.P.	Not Rated	596	2.7%	19,377	3.5%
3	State of California	Investment Grade	648	2.9%	19,243	3.4%
4	Bank of America Corporation	Investment Grade	577	2.6%	15,803	2.8%
5	F5 Networks, Inc.	Not Rated	299	1.3%	13,027	2.3%
6	Commonwealth of Massachusetts	Investment Grade	311	1.4%	12,281	2.2%
7	CareFirst Inc.	Not Rated	207	0.9%	11,870	2.1%
8	Northrop Grumman Corporation	Investment Grade	337	1.5%	11,447	2.0%
9	Tyson Foods, Inc.	Investment Grade	248	1.1%	11,198	2.0%
10	Micro Focus International plc	Non Investment Grade	406	1.8%	8,710	1.6%
11	CommScope Holding Company Inc	Non Investment Grade	228	1.0%	8,166	1.5%
12	State of Georgia	Investment Grade	308	1.4%	7,248	1.3%
13	PNC Bank	Investment Grade	441	2.0%	6,915	1.2%
14	Compass Group plc	Investment Grade	267	1.2%	6,639	1.2%
15	ServiceNow, Inc.	Investment Grade	149	0.7%	6,623	1.2%
16	Allstate Insurance Co.	Investment Grade	468	2.1%	6,473	1.2%
17	Automatic Data Processing, Inc.	Investment Grade	289	1.3%	6,037	1.1%
18	Church & Dwight Co., Inc.	Investment Grade	250	1.1%	6,031	1.1%
	Total		11,339	50.8%	$322,284	57.6%
Acquisition Activities
As of April 28, 2021, we have entered into an agreement to acquire a property adjacent to a property we own in Boston, MA containing approximately 49,000 rentable square feet for $26,975, excluding acquisition related costs. This acquisition is expected to occur before the end of the second quarter. However, this acquisition is subject to conditions; accordingly, we cannot be sure that we will complete this acquisition or that this acquisition will not be delayed or the terms will not change.
For more information about our acquisition activities, see Note 3 to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Disposition Activities
During the three months ended March 31, 2021, we sold two properties containing a combined approximately 321,000 rentable square feet for an aggregate sales price of $130,845, excluding closing costs.
In April 2021, we sold a property located in Huntsville, AL containing approximately 1,371,000 rentable square feet for a sales price of $39,000, excluding closing costs.
Also in April 2021, we entered into an agreement to sell a property located in Liverpool, NY containing approximately 38,000 rentable square feet for a sales price of $650, excluding closing costs. This sale is expected to occur before the end of the second quarter. However, this sale is subject to conditions; accordingly, we cannot be sure that we will complete this sale or that this sale will not be delayed or the terms will not change.
For more information about our disposition activities, see Note 3 to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Segment Information
We operate in one business segment: ownership of real estate properties.

RESULTS OF OPERATIONS (amounts in thousands, except per share amounts)

Three Months Ended March 31, 2021, Compared to Three Months Ended March 31, 2020

	Comparable Properties (1) Results Three Months Ended March 31,				Non-Comparable Properties Results Three Months Ended March 31,		Consolidated Results Three Months Ended March 31,
	2021	2020	$ Change	% Change	2021	2020	2021	2020	$ Change	% Change
Rental income	$140,975	$140,931	$44	—%	$3,549	$8,954	$144,524	$149,885	$(5,361)	(3.6%)
Operating expenses:
Real estate taxes	15,907	15,688	219	1.4%	247	1,119	16,154	16,807	(653)	(3.9%)
Utility expenses	6,274	6,767	(493)	(7.3%)	158	245	6,432	7,012	(580)	(8.3%)
Other operating expenses	24,935	24,376	559	2.3%	504	1,504	25,439	25,880	(441)	(1.7%)
Total operating expenses	47,116	46,831	285	0.6%	909	2,868	48,025	49,699	(1,674)	(3.4%)
Net operating income (2)	$93,859	$94,100	$(241)	(0.3%)	$2,640	$6,086	96,499	100,186	(3,687)	(3.7%)

Other expenses:
Depreciation and amortization							64,087	62,943	1,144	1.8%
Loss on impairment of real estate							7,660	—	7,660	n/m
General and administrative							11,272	7,109	4,163	58.6%
Total other expenses							83,019	70,052	12,967	18.5%

Gain on sale of real restate							54,004	10,756	43,248	n/m
Interest and other income							5	706	(701)	(99.3%)
Interest expense							(28,798)	(27,159)	(1,639)	6.0%
Loss on early extinguishment of debt							—	(3,282)	3,282	n/m
Income before income tax expense and equity in net losses of investees							38,691	11,155	27,536	n/m
Income tax expense							(435)	(39)	(396)	n/m
Equity in net losses of investees							(396)	(276)	(120)	43.5%
Net income							$37,860	$10,840	$27,020	n/m

Weighted average common shares outstanding (basic)							48,161	48,095	66	0.1%
Weighted average common shares outstanding (diluted)							48,196	48,095	101	0.2%

Per common share amounts (basic and diluted):
Net income							$0.78	$0.23	$0.55	n/m

n/m - not meaningful
(1)Comparable properties consists of 175 properties we owned on March 31, 2021 and which we owned continuously since January 1, 2020 and excludes properties classified as held for sale and properties undergoing significant redevelopment, if any, and three properties owned by two unconsolidated joint ventures in which we own 51% and 50% interests.
(2)Our definition of net operating income, or NOI, and our reconciliation of net income to NOI are included below under the heading “Non-GAAP Financial Measures.”
References to changes in the income and expense categories below relate to the comparison of consolidated results for the three months ended March 31, 2021, compared to the three months ended March 31, 2020.
Rental income. The decrease in rental income reflects decreases in rental income of $6,168 as a result of property disposition activities and $49 for a property undergoing significant redevelopment, offset by increases in rental income of $812 related to acquired properties and $44 related to comparable properties. Rental income includes non-cash straight line rent adjustments totaling $5,357 in the 2021 period and $5,583 in the 2020 period, and amortization of acquired real estate leases and assumed real estate lease obligations totaling ($722) in the 2021 period and ($1,432) in the 2020 period.

Real estate taxes. The decrease in real estate taxes primarily reflects decreases in real estate taxes of $690 as a result of property disposition activities and $182 for a property undergoing significant redevelopment, offset by an increase of $219 for comparable properties. Real estate taxes for comparable properties increased primarily due to a refund received in the 2020 period at one of our properties as a result of a successful real estate tax appeal, as well as the effect of higher real estate tax rates and valuation assessments at certain of our comparable properties in the 2021 period.
Utility expenses. The decrease in utility expenses reflects decreases in utility expenses for comparable properties of $493 and $196 as a result of property disposition activities, offset by an increase in utility expenses of $109 for a property undergoing significant redevelopment. Utility expenses for comparable properties declined primarily due to a decrease in electricity and water usage resulting from cost savings initiatives implemented by our manager, RMR LLC, in response to decreased space utilization at our properties as a result of the COVID-19 pandemic, as well as the implementation of real time energy management programs at certain of our properties.
Other operating expenses. Other operating expenses consist of salaries and benefit costs of property level personnel, repairs and maintenance expense, cleaning expense, other direct costs of operating our properties and property management fees. The decrease in other operating expenses primarily reflects a decrease of $1,062 as a result of property disposition activities, offset by an increase in other operating expenses of $559 for comparable properties and $62 for acquired properties. Other operating expenses for comparable properties increased primarily due to higher snow removal costs in the 2021 period, partially offset by lower cleaning costs as a result of cost savings initiatives implemented by our manager, RMR LLC, in response to decreased space utilization at our properties as a result of the COVID-19 pandemic and lower parking garage maintenance costs at certain of our properties due to lower parking activity resulting from the COVID-19 pandemic.
Depreciation and amortization. The increase in depreciation and amortization is primarily the result of increases of $1,697 related to the accelerated amortization of an intangible lease asset as a result of an early lease termination, $591 related to depreciation and amortization of improvements made to certain of our properties after January 1, 2020 and $354 for acquired properties, offset by a decrease of $1,498 related to property disposition activities.
Loss on impairment of real estate. We recorded a $7,660 loss on impairment of real estate in the 2021 period to reduce the carrying value of two properties to their estimated fair values less costs to sell.
General and administrative. General and administrative expenses consist of fees pursuant to our business management agreement, equity compensation expense, legal and accounting fees, Trustees’ fees and expenses, securities listing and transfer agency fees and other costs relating to our status as a publicly traded company. The increase in general and administrative expenses is primarily the result of $5,200 of estimated business management incentive fees recorded in the 2021 period, partially offset by a decrease in base business management fees resulting from declines in our share price in the 2021 period compared to the 2020 period, the expiration of an office lease in January 2021 where we were the lessee and lower legal costs.
Gain on sale of real estate. We recorded a $54,004 net gain on sale of real estate resulting from the sale of two properties in the 2021 period. We recorded a $10,756 net gain on sale of real estate resulting from the sale of six properties in the 2020 period.
Interest and other income. The decrease in interest and other income is primarily due to a settlement we received in the 2020 period resulting from a dispute with a vendor, the effect of lower returns on cash invested in the 2021 period compared to the 2020 period and the June 2020 payoff of a mortgage note receivable in connection with a property we sold in 2016.
Interest expense. The increase in interest expense is primarily due to the issuance of $162,000 of 6.375% senior unsecured notes in June and July 2020 and $250,000 of our 4.50% senior unsecured notes in September 2020, partially offset by lower interest expense incurred as a result of having no amounts outstanding under our revolving credit facility during the 2021 period and the repayment of four mortgage notes with an aggregate principal balance of $152,187 in 2020.
Loss on early extinguishment of debt. We recorded a loss on early extinguishment of debt of $3,282 in the 2020 period from prepayment fees incurred and the write off of unamortized discounts and debt issuance costs associated with the prepayment of two mortgage notes and the redemption of our 3.60% senior unsecured notes due 2020.
Income tax expense. The increase in income tax expense is primarily the result of the net gain on sale of real estate recorded in the 2021 period.
Equity in net losses of investees. Equity in net losses of investees represents our proportionate share of losses from our investments in two unconsolidated joint ventures.

Net income. Net income and net income per basic and diluted common share increased in the 2021 period compared to the 2020 period primarily as a result of the changes noted above.
Non-GAAP Financial Measures
We present certain “non-GAAP financial measures” within the meaning of the applicable rules of the Securities and Exchange Commission, or SEC, including the calculations below of NOI, funds from operations, or FFO, and normalized funds from operations, or Normalized FFO. These measures do not represent cash generated by operating activities in accordance with GAAP and should not be considered alternatives to net income as indicators of our operating performance or as measures of our liquidity. These measures should be considered in conjunction with net income as presented in our condensed consolidated statements of comprehensive income. We consider these non-GAAP measures to be appropriate supplemental measures of operating performance for a REIT, along with net income. We believe these measures provide useful information to investors because by excluding the effects of certain historical amounts, such as depreciation and amortization expense, they may facilitate a comparison of our operating performance between periods and with other REITs and, in the case of NOI, reflecting only those income and expense items that are generated and incurred at the property level may help both investors and management to understand the operations of our properties.
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
The following table presents the reconciliation of net income to NOI for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,
	2021	2020
Net income	$37,860	$10,840
Equity in net losses of investees	396	276
Income tax expense	435	39
Income before income tax expense and equity in net losses of investees	38,691	11,155
Loss on early extinguishment of debt	—	3,282
Interest expense	28,798	27,159
Interest and other income	(5)	(706)
Gain on sale of real estate	(54,004)	(10,756)
General and administrative	11,272	7,109
Loss on impairment of real estate	7,660	—
Depreciation and amortization	64,087	62,943
NOI	$96,499	$100,186

Funds From Operations and Normalized Funds From Operations
We calculate FFO and Normalized FFO as shown below. FFO is calculated on the basis defined by The National Association of Real Estate Investment Trusts, which is net income, calculated in accordance with GAAP, plus real estate depreciation and amortization of consolidated properties and our proportionate share of the real estate depreciation and amortization of unconsolidated joint venture properties, but excluding impairment charges on real estate assets and any gain or loss on sale of real estate, as well as certain other adjustments currently not applicable to us. In calculating Normalized FFO, we adjust for the other items shown below and include business management incentive fees, if any, only in the fourth quarter versus the quarter when they are recognized as an expense in accordance with GAAP due to their quarterly volatility not necessarily being indicative of our core operating performance and the uncertainty as to whether any such business management incentive fees will be payable when all contingencies for determining such fees are known at the end of the calendar year. FFO and Normalized FFO are among the factors considered by our Board of Trustees when determining the amount of distributions to our shareholders. Other factors include, but are not limited to, requirements to maintain our qualification for taxation as a REIT, limitations in our credit agreement and public debt covenants, the availability to us of debt and equity capital, our expectation of our future capital requirements and operating performance and our expected needs for and availability of cash to pay our obligations. Other real estate companies and REITs may calculate FFO and Normalized FFO differently than we do.
The following table presents the reconciliation of net income to FFO and Normalized FFO for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,
	2021	2020
Net income	$37,860	$10,840
Add (less): Depreciation and amortization:
Consolidated properties	64,087	62,943
Unconsolidated joint venture properties	1,006	1,241
Loss on impairment of real estate	7,660	—
Gain on sale of real estate	(54,004)	(10,756)
FFO	56,609	64,268
Add (less): Loss on early extinguishment of debt	—	3,282
Estimated business management incentive fees	5,200	—
Normalized FFO	$61,809	$67,550

Weighted average common shares outstanding (basic)	48,161	48,095
Weighted average common shares outstanding (diluted)	48,196	48,095

FFO per common share (basic)	$1.18	$1.34
FFO per common share (diluted)	$1.17	$1.34
Normalized FFO per common share (basic and diluted)	$1.28	$1.40
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
•our ability to develop or redevelop properties to produce cash flows in excess of our cost of capital; and

•our ability to purchase additional properties which produce cash flows from operations in excess of our cost of acquisition capital and property operating and capital expenses.
With $750,000 available under our revolving credit facility as of April 28, 2021 and no debt maturities until 2022, we believe that we are well positioned to weather the present disruptions facing the real estate industry and the economy generally. As a result of the COVID-19 pandemic, we have received requests from some of our tenants for rent assistance. As of April 26, 2021, we have granted temporary rent assistance totaling $2,483 to 18 tenants who represent approximately 3.2% of our annualized rental income as of March 31, 2021. This assistance generally entails a deferral of, in most cases, one month of rent pursuant to deferred payment plans which require the deferred rent amounts be payable over a 12-month period, all of which have commenced. As of April 26, 2021, we have collected $2,118, or 85.3%, of our granted rent deferrals. Although some of our tenants have sought temporary rent assistance, we remain focused on proactive dialogues with our existing tenants and overall tenant retention. Also, we believe we will benefit from the approximately 64.7% of our annualized rental income as of March 31, 2021 paid by investment grade tenants, the majority of which is made up of government tenants, and the diversity of our tenant base, both geographically and by industry, which may help mitigate the economic impact of the COVID-19 pandemic.
On April 15, 2021, we announced a continuation of our regular quarterly cash distribution of $0.55 per common share ($2.20 per common share per year). We determine our distribution payout ratio with consideration for our expected capital expenditures as well as cash flows from operations and debt obligations.
We expect to accretively grow our property portfolio through our capital recycling program, pursuant to which we plan to sell certain properties from time to time to fund future acquisitions and to maintain leverage consistent with our current investment grade ratings with a goal of (1) improving the asset quality of our portfolio by reducing the average age of our properties, lengthening the weighted average term of our leases and increasing the likelihood of retaining our tenants and (2) increasing our cash available for distribution. During the three months ended March 31, 2021, we sold two properties for an aggregate sales price of $130,845, excluding closing costs and sold another property in April 2021 for a sales price of $39,000, excluding closing costs. In addition, as of April 28, 2021, we have entered into an agreement to sell one property for a sales price of $650, excluding closing costs and have entered into an agreement to acquire a property adjacent to a property we own in Boston, MA for $26,975, excluding acquisition related costs. Given the current economic conditions, we continue to carefully consider our capital allocation strategy and believe we are well positioned to opportunistically recycle and deploy capital.
Our future purchases of properties cannot be accurately projected because such purchases depend upon purchase opportunities which come to our attention and our ability to successfully complete the acquisitions. We generally do not intend to purchase “turn around” properties, or properties which do not generate positive cash flows.
The following is a summary of our sources and uses of cash flows for the periods presented, as reflected in our condensed consolidated statements of cash flows:

	Three Months Ended March 31,
	2021	2020
Cash, cash equivalents and restricted cash at beginning of period	$56,855	$100,696
Net cash provided by (used in):
Operating activities	57,942	37,601
Investing activities	113,896	42,095
Financing activities	(27,218)	(146,386)
Cash, cash equivalents and restricted cash at end of period	$201,475	$34,006
The increase in cash provided by operating activities for the 2021 period compared to the 2020 period was a result of favorable changes in working capital in the 2021 period compared to the 2020 period, partially offset by a decline in NOI as a result of property sales. The increase in cash provided by investing activities in the 2021 period compared to the 2020 period is primarily due to higher cash proceeds received from our sales of properties and lower acquisition activity in the 2021 period compared to the 2020 period. The decrease in cash used in financing activities in the 2021 period compared to the 2020 period is primarily due to a decrease in net debt repayment activity in the 2021 period compared to the 2020 period, which included the redemption of $400,000 of our 3.60% senior unsecured notes and the repayment of approximately $67,000 in mortgage debt using borrowings under our revolving credit facility and proceeds received from our sales of properties.

Our Investment and Financing Liquidity and Resources (dollar amounts in thousands, except per share amounts)
In order to fund acquisitions and to meet cash needs that may result from our desire or need to make distributions or pay operating or capital expenses, we maintain a $750,000 revolving credit facility. The maturity date of our revolving credit facility is January 31, 2023 and, subject to our payment of an extension fee and meeting certain other conditions, we have the option to extend the stated maturity date of our revolving credit facility by two additional six month periods. We can borrow, repay and reborrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity. We are required to pay interest at a rate of LIBOR plus a premium, which was 110 basis points per annum at March 31, 2021, on the amount outstanding under our revolving credit facility, if any. We also pay a facility fee on the total amount of lending commitments under our revolving credit facility, which was 25 basis points per annum at March 31, 2021. Both the interest rate premium and facility fee are subject to adjustment based upon changes to our credit ratings. As of March 31, 2021, the annual interest rate payable on borrowings under our revolving credit facility was 1.2%. As of March 31, 2021 and April 28, 2021, we had no amounts outstanding under our revolving credit facility and $750,000 available for borrowing.
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
As of March 31, 2021, our debt maturities (other than our revolving credit facility), consisting of senior unsecured notes and mortgage notes, are as follows:

Year	Debt Maturities
2021	$896
2022	625,518
2023	143,784
2024	350,000
2025	650,000
Thereafter	472,000
Total	$2,242,198
None of our unsecured debt obligations require sinking fund payments prior to their maturity dates. Our $170,198 in mortgage debts generally require monthly payments of principal and interest through maturity.
In addition to our debt obligations, as of March 31, 2021, we have estimated unspent leasing related obligations of $50,405, of which we expect to spend $25,939 over the next 12 months.
We are currently in the planning stage for a potential redevelopment project at a property located in Washington, D.C. containing approximately 340,000 rentable square feet. This redevelopment project may require significant capital expenditures and time to complete. We cannot be sure that we will complete this redevelopment project, that our plans for this project will not change or that this project will ultimately be successful.
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
During the three months ended March 31, 2021, we paid a quarterly distribution to our shareholders totaling $26,575 using cash on hand. On April 15, 2021, we declared a regular quarterly distribution payable to shareholders of record on April 26, 2021 of $0.55 per share, or approximately $26,600. We expect to pay this distribution on or about May 20, 2021 using cash on hand. For more information regarding the distributions we paid and declared during 2021, see Note 8 to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
We own 51% and 50% interests in two unconsolidated joint ventures which own three properties. The properties owned by these joint ventures are encumbered by an aggregate $82,000 principal amount of mortgage indebtedness, none of which is recourse to us. We do not control the activities that are most significant to these joint ventures and, as a result, we account for our investments in these joint ventures under the equity method of accounting. For more information on the financial condition and results of operations of these joint ventures, see Note 3 to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. Other than these joint ventures, as of March 31, 2021, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Debt Covenants (dollars in thousands)
Our principal debt obligations at March 31, 2021 consisted of an aggregate outstanding principal balance of $2,072,000 of public issuances of senior unsecured notes and mortgage notes with an aggregate outstanding principal balance of $170,198, that were assumed in connection with certain of our acquisitions. Also, the three properties owned by two joint ventures in which we own 51% and 50% interests secure two additional mortgage notes. Our publicly issued senior unsecured notes are governed by indentures and their supplements. Our credit agreement and our senior unsecured notes indentures and their supplements provide for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, such as, in the case of our credit agreement, a change of control of us, which includes RMR LLC ceasing to act as our business and property manager. Our credit agreement and our senior unsecured notes indentures and their supplements also contain a number of covenants, including those that restrict our ability to incur debts, including debts secured by mortgages on our properties, in excess of calculated amounts, require us to comply with certain financial covenants and, in the case of our credit agreement, restrict our ability to make distributions to our shareholders under certain circumstances. As of March 31, 2021, we believe we were in compliance with the terms and conditions of our respective covenants under our credit agreement and senior unsecured notes indentures and their supplements. Our mortgage notes are non-recourse, subject to certain limited exceptions, and do not contain any material financial covenants.
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
Related Person Transactions
We have relationships and historical and continuing transactions with RMR LLC, RMR Inc. and others related to them. For more information about these and other such relationships and related person transactions, see Notes 9 and 10 to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, our 2020 Annual Report, our definitive Proxy Statement for our 2021 Annual Meeting of Shareholders and our other filings with the

SEC. In addition, see the section captioned “Risk Factors” of our 2020 Annual Report for a description of risks that may arise as a result of these and other related person transactions and relationships. We may engage in additional transactions with related persons, including businesses to which RMR LLC or its subsidiaries provide management services.
Item 3. Quantitative and Qualitative Disclosures About Market Risk (dollar amounts in thousands, except per share data)
We are exposed to risks associated with market changes in interest rates. We manage our exposure to this market risk by monitoring available financing alternatives. Our strategy to manage exposure to changes in interest rates has not materially changed since December 31, 2020. Other than as described below, we do not currently foresee any significant changes in our exposure to fluctuations in interest rates or in how we manage this exposure in the near future.
Fixed Rate Debt
At March 31, 2021, our outstanding fixed rate debt consisted of the following:

Debt	Principal Balance (1)	Annual Interest Rate (1)	Annual Interest Expense (1)	Maturity	Interest Payments Due
Senior unsecured notes	$300,000	4.150%	$12,450	2022	Semi-annually
Senior unsecured notes	300,000	4.000%	12,000	2022	Semi-annually
Senior unsecured notes	350,000	4.250%	14,875	2024	Semi-annually
Senior unsecured notes	650,000	4.500%	29,250	2025	Semi-annually
Senior unsecured notes	310,000	5.875%	18,213	2046	Quarterly
Senior unsecured notes	162,000	6.375%	10,328	2050	Quarterly
Mortgage note (one property in Washington, D.C.)	25,619	4.220%	1,081	2022	Monthly
Mortgage note (three properties in Seattle, WA)	71,000	3.550%	2,521	2023	Monthly
Mortgage note (one property in Chicago, IL)	50,000	3.700%	1,850	2023	Monthly
Mortgage note (one property in Washington, D.C.)	23,579	4.800%	1,132	2023	Monthly
Total	$2,242,198		$103,700
(1)The principal balances and annual interest rates are the amounts stated in the applicable contracts. In accordance with GAAP, our carrying values and recorded interest expense may differ from these amounts because of market conditions at the time we issued or assumed these debts. For more information, see Notes 6 and 7 to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Our senior unsecured notes require semi-annual or quarterly interest payments through maturity. Our mortgages generally require principal and interest payments through maturity pursuant to amortization schedules. Because these debts require interest to be paid at a fixed rate, changes in market interest rates during the term of these debts will not affect our interest obligations. If these debts were refinanced at interest rates which are one percentage point higher or lower than shown above, our annual interest cost would increase or decrease by approximately $22,422.
Changes in market interest rates also would affect the fair value of our fixed rate debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt. Based on the balances outstanding at March 31, 2021, and discounted cash flow analyses through the respective maturity dates, and assuming no other changes in factors that may affect the fair value of our fixed rate debt obligations, a hypothetical immediate one percentage point increase in interest rates would change the fair value of those obligations by approximately $103,648.
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

At March 31, 2021, we owned 51% and 50% interests in two joint venture arrangements which own three properties that are secured by fixed rate debt consisting of the following mortgage notes:

Debt	Our JV Ownership Interest	Principal Balance (1)(2)	Annual Interest Rate (1)	Annual Interest Expense (1)	Maturity	Interest Payments Due
Mortgage note (two properties in Fairfax, VA)	51%	$50,000	4.090%	$2,045	2029	Monthly
Mortgage note (one property in Washington, D.C.)	50%	32,000	3.690%	1,181	2024	Monthly
Total		$82,000		$3,226
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
Floating Rate Debt
At March 31, 2021, we had no outstanding floating rate debt. Our $750,000 revolving credit facility matures on January 31, 2023 and, subject to the payment of an extension fee and meeting certain other conditions, we have the option to extend the stated maturity by two six month periods. No principal repayments are required under our revolving credit facility prior to maturity, and we can borrow, repay and reborrow funds available under our revolving credit facility, subject to conditions, at any time without penalty.
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
The following table presents the impact a one percentage point increase in interest rates would have on our annual floating rate interest expense as of March 31, 2021 if we were fully drawn on our revolving credit facility:

	Impact of an Increase in Interest Rates
	Annual Interest Rate (1)	Outstanding Debt	Total Interest Expense Per Year	Annual Earnings Per Share Impact (2)
At March 31, 2021	1.2%	$750,000	$9,000	$0.19
One percentage point increase	2.2%	$750,000	$16,500	$0.34

(1)Based on LIBOR plus a premium, which was 110 basis points per annum, at March 31, 2021.
(2)Based on the weighted average shares outstanding (diluted) for the three months ended March 31, 2021.
The foregoing table shows the impact of an immediate increase in floating interest rates as of March 31, 2021. If interest rates were to increase gradually over time, the impact would be spread over time. Our exposure to fluctuations in floating interest rates will increase or decrease in the future with increases or decreases in the outstanding amount under our revolving credit facility or our other floating rate debt, if any. Although we have no present plans to do so, we may in the future enter into hedge arrangements from time to time to mitigate our exposure to changes in interest rates.
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
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Warning Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q contains statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other securities laws. Also, whenever we use words such as “believe”, “expect”, “anticipate”, “intend”, “plan”, “estimate”, “will”, “may” and negatives or derivatives of these or similar expressions, we are making forward-looking statements. These forward-looking statements are based upon our present intent, beliefs or expectations, but forward-looking statements are not guaranteed to occur and may not occur. Forward-looking statements in this Quarterly Report on Form 10-Q relate to various aspects of our business, including:
•The duration and severity of the economic impact resulting from the COVID-19 pandemic and its impact on us and our tenants and our tenants’ ability and willingness to pay us rent,
•Our expectations about the financial strength of our tenants,
•The likelihood that our rents will increase when we renew or extend our leases or enter new leases,
•Our belief that we are in a position to opportunistically recycle and deploy capital,
•Our expectations that the diversity and other characteristics of our property portfolio and our financial resources will result in our ability to successfully withstand the current economic conditions,
•The likelihood that our tenants will renew or extend their leases and not exercise early termination options pursuant to their leases or that we will obtain replacement tenants, on terms as favorable to us as our prior leases,
•The likelihood that our tenants will be negatively affected by cyclical economic conditions or government budget constraints and, if so, the impact that may have on their ability and willingness to lease our properties and pay us rent,
•Our ability to successfully execute our capital recycling program,
•The expectation that, as a result of the COVID-19 pandemic, leasing activity may remain at a reduced level and could further decline from pre-COVID-19 pandemic levels,
•Our ability to pay distributions to our shareholders and to maintain or increase the amount of such distributions,
•Our expectations regarding occupancy at our properties,
•Our expectations regarding our future financial performance including FFO, Normalized FFO or NOI,
•Our expectations regarding demand for leased space,
•Our expectations regarding capital expenditures,
•Our expectation that there will be opportunities for us to acquire, and that we will acquire, additional properties primarily leased to single tenants and tenants with high credit quality characteristics such as government entities,
•Our ability to compete for acquisitions and tenancies effectively,
•Our sales and acquisitions of properties,
•Our policies and plans regarding investments, financings and dispositions,

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
•Our expectation that we benefit from our relationships with RMR LLC,
•The credit qualities of our tenants,
•Our qualification for taxation as a REIT,
•Changes in federal or state tax laws, and
•Other matters.
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
For example:
•Our ability to make future distributions to our shareholders and to make payments of principal and interest on our indebtedness depends upon a number of factors, including our receipt of rent from our tenants, our future earnings, the capital costs we incur to lease our properties and our working capital requirements. We may be unable to pay our debt obligations or to maintain our current rate of distributions on our common shares and future distributions may be reduced or eliminated,

•Our ability to grow our business and increase our distributions depends in large part upon our ability to buy properties and lease them for rents, less their property operating costs, that exceed our capital costs. We may be unable to identify properties that we want to acquire, and we may fail to reach agreement with the sellers and complete the purchases of any properties we want to acquire. In addition, any properties we may acquire may not provide us with rents less property operating costs that exceed our capital costs or achieve our expected returns,
•We may fail to maintain, or we may elect to change our distribution rate. Our Board of Trustees considers many factors when setting distribution rates, including our historical and projected income, Normalized FFO, CAD, the then current and expected needs and availability of cash to pay our obligations and fund our investments, distributions which may be required to be paid to maintain our qualification for taxation as a REIT and other factors deemed relevant by our Board of Trustees. Accordingly, future distribution rates may be increased or decreased and there is no assurance as to the rate at which future distributions will be paid,
•We expect to selectively sell properties from time to time when we determine our continued ownership or ongoing required capital expenditures will not achieve desired returns or when we believe we can successfully pursue more desirable opportunities than retaining those properties. We cannot be sure we will sell any of these properties or what the terms of any sales may be or that we will acquire replacement properties that improve our asset quality or our ability to increase our distributions to shareholders,
•We may not succeed in maintaining our leverage consistent with our current investment grade ratings or levels that the market or credit rating agencies believe are appropriate,
•Some of our tenants may not renew expiring leases or they may exercise their rights, if any, to vacate their space before the stated expirations of their leases, and we may be unable to obtain new tenants to maintain or increase the historical occupancy rates of, or rents from, our properties,
•Rents that we can charge at our properties may decline upon renewals or expirations because of changing market conditions or otherwise,
•Leasing for some of our properties depends on a private sector single tenant and we may be adversely affected by the bankruptcy, insolvency, a downturn of business or a lease termination of such single tenant,
•Our belief that there is a likelihood that tenants may renew or extend our leases prior to their expirations whenever they have made significant investments in the leased properties, or because those properties may be of strategic importance to them, may not be realized,
•Overall new leasing volume may decrease more than we currently expect. In addition, if the COVID-19 pandemic and the current economic conditions continue for an extended period or worsen, our tenants may become unable to pay rent or they may elect to not renew their leases with us. Further, some of our government leases provide the tenant with certain rights to terminate their lease early. Budgetary and other fiscal pressures may result in some governmental tenants terminating their leases early or not renewing their leases. In addition, the COVID-19 pandemic has caused changes in workplace practices, including increased remote work arrangements. To the extent those practices become permanent or increased, leasing demand for office space may decline. As a result of these factors, our tenant retention levels could decline and we may experience reduced rent or incur increased costs under future new or renewal leases,
•Our belief that we are well positioned to opportunistically recycle and deploy capital may not be realized. We may fail to identify and execute on opportunities to deploy capital and any deployment of capital we may make may not result in the returns that we expect,
•Our perception that, as a result of the COVID-19 pandemic, government tenants may seek to manage space utilization rates in order to provide greater physical distancing for employees, may prove incorrect,
•Our perception that activity prior to the outbreak of the COVID-19 pandemic suggested that the government had begun to shift its leasing strategy to include longer term leases and that the government was actively exploring 10 to 20 year lease terms at renewal, in some instances, may mistakenly imply that these activities are indicative of a trend or broader change in government leasing strategy or practices that will recommence after the COVID-19 pandemic ends. Further, even if such a trend or change were to recommence, that trend or change may not be sustained by the government,

•Contingencies in our acquisition and sale agreements may not be satisfied and any expected acquisitions and sales and any related lease arrangements we expect to enter may not occur, may be delayed or the terms of such transactions or arrangements may change,
•We expect to pursue accretively growing our property portfolio. However, we may not succeed in making acquisitions that are accretive and future acquisitions could be dilutive,
•The competitive advantages we believe we have may not in fact exist or provide us with the advantages we expect. We may fail to maintain any of these advantages or our competition may obtain or increase their competitive advantages relative to us,
•We intend to conduct our business activities in a manner that will afford us reasonable access to capital for investment and financing activities. However, we may not succeed in this regard and we may not have reasonable access to capital,
•Continued availability of borrowings under our revolving credit facility is subject to our satisfying certain financial covenants and other credit facility conditions that we may be unable to satisfy,
•Actual costs under our revolving credit facility will be higher than LIBOR plus a premium because of fees and expenses associated with such debt,
•The interest rates payable under our floating rate debt obligations depend upon our credit ratings. If our credit ratings are downgraded, our borrowing costs will increase,
•Our ability to access debt capital and the cost of our debt capital will depend in part on our credit ratings. If our credit ratings are downgraded, we may not be able to access debt capital or the debt capital we can access may be expensive,
•We may be unable to repay our debt obligations when they become due,
•The maximum borrowing availability under our revolving credit facility may be increased to up to $1.95 billion in certain circumstances; however, increasing the maximum borrowing availability under our revolving credit facility is subject to our obtaining additional commitments from lenders, which may not occur,
•We have the option to extend the maturity date of our revolving credit facility upon payment of a fee and meeting other conditions; however, the applicable conditions may not be met,
•We may incur significant costs to prepare a property for tenancy, particularly for single tenant properties,
•We may spend more for capital expenditures than we currently expect,
•We may fail to obtain development rights or entitlements that we may seek for development and other projects we may wish to conduct at our properties,
•Our existing joint venture arrangements and any other joint venture arrangements that we may enter may not be successful,
•Any redevelopment projects we undertake may be unsuccessful, may require greater capital expenditures or other costs than we project or may take significant time to complete,
•We believe that we are well positioned to weather the present disruptions of the COVID-19 pandemic facing the real estate industry and the economy generally. However, the full extent of the future impact of the COVID-19 pandemic is unknown and we may not realize similar or better operating results in the future,
•We believe that the near term impact of the COVID-19 pandemic to us will not be material due to the strength of our tenant base. However, if the COVID-19 pandemic and the current economic conditions continue for an extended period of time or worsen, our tenants may be significantly adversely impacted, which may result in those tenants seeking relief from their rent obligations, their inability to pay rent, the termination of their leases or our tenants not renewing their leases or renewing their leases for less space. Therefore, the impact we experience in the near term may be worse than we currently expect and our results of operations and financial position may be negatively affected,
•We have granted requests to some of our tenants to defer payments over, in most cases, a 12-month period, all of which have commenced. However, current market and economic conditions may deteriorate further and the rent assistance granted by us may not be sufficient to ensure that tenants will be able to meet their rent payment obligations under their leases with us, which may result in an increase in tenant defaults and terminations,
•The business and property management agreements between us and RMR LLC have continuing 20 year terms. However, those agreements permit early termination in certain circumstances. Accordingly, we cannot be sure that these agreements will remain in effect for continuing 20 year terms,
•We believe that our relationships with our related parties, including RMR LLC and others affiliated with them, may benefit us and provide us with competitive advantages in operating and growing our business. However, the advantages we believe we may realize from these relationships may not materialize, and
•It is difficult to accurately estimate leasing related obligations and costs of property repositioning, development, redevelopment and tenant improvement costs. Our unspent leasing related obligations and development or redevelopment costs may cost more and may take longer to complete than we currently expect, and we may incur increased amounts for these and similar purposes in the future.
Currently unexpected results could occur due to many different circumstances, some of which are beyond our control, such as the COVID-19 pandemic and its aftermath, changes in our tenants’ needs for leased space, the ability of the U.S. and state governments to approve spending bills to fund their obligations, acts of terrorism, natural disasters or changes in capital markets or the economy generally.
The information contained elsewhere in this Quarterly Report on Form 10-Q and our 2020 Annual Report, or in our other filings with the SEC, including under the caption “Risk Factors”, or incorporated herein or therein, identifies other important factors that could cause differences from our forward-looking statements. Our filings with the SEC are available on the SEC’s website at www.sec.gov.
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
Part II. Other Information
Item 1A. Risk Factors
There have been no material changes to the risk factors from those previously disclosed in our 2020 Annual Report.
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
Dated: April 29, 2021

By:	/s/ Matthew C. Brown
Matthew C. Brown
Chief Financial Officer and Treasurer
(principal financial officer and principal accounting officer)
Dated: April 29, 2021