Form 10-Q
period 2021-06-30
OFFICE PROPERTIES INCOME TRUST
filed 2021-07-29
CIK 1456772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Number of registrant’s common shares of beneficial interest, $.01 par value per share, outstanding as of July 28, 2021: 48,334,357

OFFICE PROPERTIES INCOME TRUST

FORM 10-Q

June 30, 2021

References in this Quarterly Report on Form 10-Q to “the Company”, “OPI”, “we”, “us” or “our” include Office Properties Income Trust and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

PART I.    Financial Information
Item 1.    Financial Statements
OFFICE PROPERTIES INCOME TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)
(unaudited)

	June 30, 2021	December 31, 2020
ASSETS
Real estate properties:
Land	$865,218	$830,884
Buildings and improvements	2,982,746	2,691,259
Total real estate properties, gross	3,847,964	3,522,143
Accumulated depreciation	(455,135)	(451,914)
Total real estate properties, net	3,392,829	3,070,229
Assets of properties held for sale	47,698	75,177
Investments in unconsolidated joint ventures	36,669	37,951
Acquired real estate leases, net	570,449	548,943
Cash and cash equivalents	18,667	42,045
Restricted cash	1,414	14,810
Rents receivable	90,985	101,766
Deferred leasing costs, net	46,185	42,626
Other assets, net	6,317	12,889
Total assets	$4,211,213	$3,946,436

LIABILITIES AND SHAREHOLDERS’ EQUITY
Unsecured revolving credit facility	$385,000	$—
Senior unsecured notes, net	2,032,764	2,033,242
Mortgage notes payable, net	98,739	169,729
Liabilities of properties held for sale	2,427	891
Accounts payable and other liabilities	127,359	116,480
Due to related persons	17,882	6,114
Assumed real estate lease obligations, net	18,492	10,588
Total liabilities	2,682,663	2,337,044

Commitments and contingencies

Shareholders’ equity:
Common shares of beneficial interest, $0.01 par value: 200,000,000 shares authorized, 48,334,357 and 48,318,366 shares issued and outstanding, respectively	483	483
Additional paid in capital	2,616,450	2,615,305
Cumulative net income	155,058	183,895
Cumulative common distributions	(1,243,441)	(1,190,291)
Total shareholders’ equity	1,528,550	1,609,392
Total liabilities and shareholders’ equity	$4,211,213	$3,946,436

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OFFICE PROPERTIES INCOME TRUST
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(amounts in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Rental income	$137,099	$145,603	$281,623	$295,488

Expenses:
Real estate taxes	15,912	15,781	32,066	32,588
Utility expenses	5,310	5,201	11,742	12,213
Other operating expenses	24,898	25,787	50,337	51,667
Depreciation and amortization	55,371	64,170	119,458	127,113
Loss on impairment of real estate	48,197	—	55,857	—
General and administrative	12,970	7,204	24,242	14,313
Total expenses	162,658	118,143	293,702	237,894

Gain on sale of real estate	114	66	54,118	10,822
Interest and other income	2	30	7	736
Interest expense (including net amortization of debt premiums, discounts and issuance costs of $2,492, $2,402, $4,924 and $4,685, respectively)	(29,001)	(25,205)	(57,799)	(52,364)
Loss on early extinguishment of debt	(11,794)	(557)	(11,794)	(3,839)
Income (loss) before income tax (expense) benefit and equity in net losses of investees	(66,238)	1,794	(27,547)	12,949
Income tax (expense) benefit	121	(235)	(314)	(274)
Equity in net losses of investees	(580)	(260)	(976)	(536)
Net income (loss)	(66,697)	1,299	(28,837)	12,139
Other comprehensive income (loss):
Unrealized gain on financial instrument	—	176	—	115
Other comprehensive income	—	176	—	115
Comprehensive income (loss)	$(66,697)	$1,475	$(28,837)	$12,254

Weighted average common shares outstanding (basic and diluted)	48,165	48,106	48,163	48,101

Per common share amounts (basic and diluted):
Net income (loss)	$(1.38)	$0.03	$(0.60)	$0.25

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OFFICE PROPERTIES INCOME TRUST
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(dollars in thousands)
(unaudited)

	Number of Shares	Common Shares	Additional Paid In Capital	Cumulative Net Income	Cumulative Other Comprehensive Loss	Cumulative Common Distributions	Total Shareholders’ Equity
Balance at December 31, 2020	48,318,366	$483	$2,615,305	$183,895	$—	$(1,190,291)	$1,609,392
Share grants	—	—	321	—	—	—	321
Net income	—	—	—	37,860	—	—	37,860
Distributions to common shareholders	—	—	—	—	—	(26,575)	(26,575)
Balance at March 31, 2021	48,318,366	483	2,615,626	221,755	—	(1,216,866)	1,620,998
Share grants	28,000	—	1,176	—	—	—	1,176
Share repurchases	(12,009)	—	(352)	—	—	—	(352)
Net loss	—	—	—	(66,697)	—	—	(66,697)
Distributions to common shareholders	—	—	—	—	—	(26,575)	(26,575)
Balance at June 30, 2021	48,334,357	$483	$2,616,450	$155,058	$—	$(1,243,441)	$1,528,550

Balance at December 31, 2019	48,201,941	$482	$2,612,425	$177,217	$(200)	$(1,084,170)	$1,705,754
Share grants	—	—	379	—	—	—	379
Share repurchases	(1,012)	—	(27)	—	—	—	(27)
Net current period other comprehensive loss	—	—	—	—	(61)	—	(61)
Net income	—	—	—	10,840	—	—	10,840
Distributions to common shareholders	—	—	—	—	—	(26,511)	(26,511)
Balance at March 31, 2020	48,200,929	482	2,612,777	188,057	(261)	(1,110,681)	1,690,374
Share grants	28,000	—	1,121	—	—	—	1,121
Share repurchases	(1,129)	—	(30)	—	—	—	(30)
Net current period other comprehensive income	—	—	—	—	176	—	176
Net income	—	—	—	1,299	—	—	1,299
Distributions to common shareholders	—	—	—	—	—	(26,510)	(26,510)
Balance at June 30, 2020	48,227,800	$482	$2,613,868	$189,356	$(85)	$(1,137,191)	$1,666,430

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OFFICE PROPERTIES INCOME TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Six Months Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(28,837)	$12,139
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	43,313	41,318
Net amortization of debt premiums, discounts and issuance costs	4,924	4,685
Amortization of acquired real estate leases	74,301	85,726
Amortization of deferred leasing costs	3,766	3,380
Gain on sale of real estate	(54,118)	(10,822)
Loss on impairment of real estate	55,857	—
Loss on early extinguishment of debt	9,294	2,701
Straight line rental income	(9,204)	(9,051)
Other non-cash expenses, net	952	957
Equity in net losses of investees	976	536
Change in assets and liabilities:
Rents receivable	15,206	(2,162)
Deferred leasing costs	(8,764)	(8,803)
Other assets	3,986	5,300
Accounts payable and other liabilities	(6,044)	(14,429)
Due to related persons	11,768	(285)
Net cash provided by operating activities	117,376	111,190

CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate acquisitions	(535,902)	(11,864)
Real estate improvements	(31,303)	(32,050)
Distributions in excess of earnings from unconsolidated joint ventures	306	153
Distributions in excess of earnings from Affiliates Insurance Company	—	287
Proceeds from sale of properties, net	166,432	81,528
Proceeds from repayment of mortgage note receivable	—	2,880
Net cash (used in) provided by investing activities	(400,467)	40,934

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of mortgage notes payable	(71,939)	(114,413)
Repayment of senior unsecured notes	(310,000)	(400,000)
Proceeds from issuance of senior unsecured notes, net	297,699	145,275
Borrowings on unsecured revolving credit facility	420,000	481,467
Repayments on unsecured revolving credit facility	(35,000)	(281,467)
Payment of debt issuance costs	(941)	(503)
Repurchase of common shares	(352)	(57)
Distributions to common shareholders	(53,150)	(53,021)
Net cash provided by (used in) financing activities	246,317	(222,719)

Decrease in cash, cash equivalents and restricted cash	(36,774)	(70,595)
Cash, cash equivalents and restricted cash at beginning of period	56,855	100,696
Cash, cash equivalents and restricted cash at end of period	$20,081	$30,101

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OFFICE PROPERTIES INCOME TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(dollars in thousands)
(unaudited)

	Six Months Ended June 30,
	2021	2020
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$53,722	$53,811
Income taxes paid	$287	$—

NON-CASH INVESTING ACTIVITIES:
Real estate improvements accrued, not paid	$18,472	$15,112
Real estate acquisitions	$(13,031)	$—
Capitalized interest	$150	$69

SUPPLEMENTAL DISCLOSURE OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows:

	As of June 30,
	2021	2020
Cash and cash equivalents	$18,667	$24,485
Restricted cash (1)	1,414	5,616
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$20,081	$30,101
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
Note 2. Per Common Share Amounts
We calculate basic earnings per common share by dividing net income (loss) by the weighted average number of our common shares outstanding during the period. We calculate diluted earnings per share using the more dilutive of the two class method or the treasury stock method. Unvested share awards and other potentially dilutive common shares, together with the related impact on earnings, are considered when calculating diluted earnings per share. For the three and six months ended June 30, 2021 and 2020, there were no dilutive common shares and certain unvested common shares were not included in the calculation of diluted earnings per share because to do so would have been antidilutive.
Note 3. Real Estate Properties
As of June 30, 2021, our wholly owned properties were comprised of 181 properties containing a combined approximately 24,091,000 rentable square feet. The aggregate undepreciated carrying value of our wholly owned properties as of June 30, 2021 was $3,889,200, including $41,236 classified as held for sale, and we had noncontrolling ownership interests of 51% and 50% in two unconsolidated joint ventures that own three properties containing a combined approximately 444,000 rentable square feet. We generally lease space at our properties on a gross lease, modified gross lease or net lease basis pursuant to fixed term contracts expiring between 2021 and 2053. Some of our leases generally require us to pay all or some property operating expenses and to provide all or most property management services. During the three months ended June 30, 2021, we entered into 25 leases for approximately 548,000 rentable square feet for a weighted (by rentable square feet) average lease term of 16.6 years and we made commitments for approximately $76,702 of leasing related costs. During the six months ended June 30, 2021, we entered into 45 leases for approximately 1,123,000 rentable square feet for a weighted (by rentable square feet) average lease term of 10.9 years and we made commitments for approximately $83,847 of leasing related costs. As of June 30, 2021, we had estimated unspent leasing related obligations of $113,099.
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
Acquisition Activities
During the six months ended June 30, 2021, we acquired two properties containing a combined approximately 877,000 rentable square feet for an aggregate purchase price of $548,933, including net purchase price adjustments of $1,761 and

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)
(unaudited)
acquisition related costs of $694. These acquisitions were accounted for as asset acquisitions. We allocated the purchase prices of these acquisitions based on the relative estimated fair values of the acquired assets and assumed liabilities as follows:

Acquisition Date	Location	Number of Properties	Rentable Square Feet	Purchase Price	Land	Buildings and Improvements	Acquired Real Estate Leases	Assumed Real Estate Lease Obligations
June 2021	Chicago, IL (1)	1	531,000	$368,331	$42,935	$258,348	$76,136	$(9,088)
June 2021	Atlanta, GA	1	346,000	180,602	13,040	135,459	32,103	—
		2	877,000	$548,933	$55,975	$393,807	$108,239	$(9,088)
(1)Purchase price includes an adjustment of $13,031 to record an estimated real estate tax liability as of the acquisition date.
As of July 28, 2021, we have entered into an agreement to acquire a property adjacent to a property we own in Boston, MA containing approximately 49,000 rentable square feet for $26,975, excluding acquisition related costs. This acquisition is expected to occur before the end of the third quarter. However, this acquisition is subject to conditions; accordingly, we cannot be sure that we will complete this acquisition or that this acquisition will not be delayed or the terms will not change.
Disposition Activities
During the six months ended June 30, 2021, we sold two properties and a warehouse facility adjacent to a property we own containing a combined approximately 1,692,000 rentable square feet for an aggregate sales price of $169,845, excluding closing costs. The sales of these properties, as presented in the table below, do not represent significant dispositions, individually or in the aggregate, nor do they represent a strategic shift in our business. As a result, the results of operations of these properties are included in continuing operations through the date of sale in our condensed consolidated statements of comprehensive income (loss).

Date of Sale	Number of Properties	Location	Rentable Square Feet	Gross Sales Price (1)	Gain (Loss) on Sale of Real Estate	Loss on Impairment of Real Estate
January 2021	—	Kansas City, MO (2)	10,000	$845	$(63)	$—
January 2021	1	Richmond, VA	311,000	130,000	54,181	—
April 2021	1	Huntsville, AL	1,371,000	39,000	—	5,371
	2		1,692,000	$169,845	$54,118	$5,371
(1)Gross sales price is the gross contract price, includes purchase price adjustments, if any, and excludes closing costs.
(2)Consists of a warehouse facility adjacent to a property we own in Kansas City, MO.
As of June 30, 2021, we had three properties under agreement to sell for an aggregate sales price of $21,920, excluding closing costs. These properties were classified as held for sale in our condensed consolidated balance sheet as of June 30, 2021 and are summarized below:

Date of Sale Agreement	Number of Properties	Location	Rentable Square Feet	Gross Sales Price (1)	Loss on Impairment of Real Estate
April 2021	1	Liverpool, NY (2)	38,000	$650	$—
May 2021	1	Fresno, CA (2)	532,000	6,000	33,917
May 2021	1	Memphis, TN	205,000	15,270	—
	3		775,000	$21,920	$33,917
(1)Gross sales price is the gross contract price, includes purchase price adjustments, if any, and excludes closing costs.
(2)The sales of these properties were completed in July 2021.

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)
(unaudited)
As of June 30, 2021, we also had an additional four properties with approximately 546,000 rentable square feet classified as held for sale in our condensed consolidated balance sheet. We recorded a $16,569 loss on impairment of real estate during the six months ended June 30, 2021, including $14,280 recorded during the three months ended June 30, 2021, to adjust the carrying value of these properties to their estimated fair values less cost to sell.
Unconsolidated Joint Ventures
We own interests in two joint ventures that own three properties. We account for these investments under the equity method of accounting. As of June 30, 2021 and December 31, 2020, our investments in unconsolidated joint ventures consisted of the following:

		OPI Carrying Value of Investments at
Joint Venture	OPI Ownership	June 30, 2021	December 31, 2020	Number of Properties	Location	Rentable Square Feet
Prosperity Metro Plaza	51%	$21,431	$21,888	2	Fairfax, VA	329,000
1750 H Street, NW	50%	15,238	16,063	1	Washington, D.C.	115,000
Total		$36,669	$37,951	3		444,000
The following table provides a summary of the mortgage debt of our two unconsolidated joint ventures:

Joint Venture	Interest Rate (1)	Maturity Date	Principal Balance at June 30, 2021 and December 31, 2020 (2)
Prosperity Metro Plaza	4.09%	12/1/2029	$50,000
1750 H Street, NW	3.69%	8/1/2024	32,000
Weighted Average / Total	3.93%		$82,000
(1)Includes the effect of mark to market purchase accounting.
(2)Reflects the entire balance of the debt secured by the properties and is not adjusted to reflect the interests in the joint ventures we do not own. None of the debt is recourse to us.
At June 30, 2021, the aggregate unamortized basis difference of our two unconsolidated joint ventures of $7,220 is primarily attributable to the difference between the amount we paid to purchase our interest in these joint ventures, including transaction costs, and the historical carrying value of the net assets of these joint ventures. This difference is being amortized over the remaining useful life of the related properties and the resulting amortization expense is included in equity in net losses of investees in our condensed consolidated statements of comprehensive income (loss).
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
We increased rental income to record revenue on a straight line basis by $3,847 and $3,468 for the three months ended June 30, 2021 and 2020, respectively, and $9,204 and $9,051 for the six months ended June 30, 2021 and 2020, respectively. Rents receivable, excluding properties classified as held for sale, include $74,674 and $68,824 of straight line rent receivables at June 30, 2021 and December 31, 2020, respectively.
We do not include in our measurement of our lease receivables certain variable payments, including payments determined by changes in the index or market-based indices after the inception of the lease, certain tenant reimbursements and other income until the specific events that trigger the variable payments have occurred. Such payments totaled $17,488 and $36,348 for the

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)
(unaudited)
three and six months ended June 30, 2021, respectively, of which tenant reimbursements totaled $16,639 and $34,442, respectively. For the three and six months ended June 30, 2020, such payments totaled $18,302 and $38,048, respectively, of which tenant reimbursements totaled $17,229 and $35,851, respectively.
Note 5. Concentration
Tenant and Credit Concentration
We define annualized rental income as the annualized contractual base rents from our tenants pursuant to our lease agreements as of the measurement date, plus straight line rent adjustments and estimated recurring expense reimbursements to be paid to us, and excluding lease value amortization. As of June 30, 2021, the U.S. government, 11 state governments and four other government tenants combined were responsible for approximately 31.9% of our annualized rental income. As of June 30, 2020, the U.S. government, 11 state governments and two other government tenants combined were responsible for approximately 35.1% of our annualized rental income. The U.S. government is our largest tenant by annualized rental income and represented approximately 22.0% and 25.2% of our annualized rental income as of June 30, 2021 and 2020, respectively.
Geographic Concentration
At June 30, 2021, our 181 wholly owned properties were located in 34 states and the District of Columbia. Properties located in California, Virginia, the District of Columbia, Illinois and Georgia were responsible for 12.1%, 12.1%, 9.4%, 9.0% and 7.9% of our annualized rental income as of June 30, 2021, respectively.
Note 6. Indebtedness
Our principal debt obligations at June 30, 2021 were: (1) $385,000 of outstanding borrowings under our $750,000 unsecured revolving credit facility; (2) $2,062,000 aggregate outstanding principal amount of senior unsecured notes; and (3) $98,903 aggregate outstanding principal amount of mortgage notes.
Our $750,000 revolving credit facility is governed by a credit agreement, or our credit agreement, with a syndicate of institutional lenders that includes a feature under which the maximum aggregate borrowing availability may be increased to up to $1,950,000 in certain circumstances. Our revolving credit facility is available for general business purposes, including acquisitions. The maturity date of our revolving credit facility is January 31, 2023 and, subject to our payment of an extension fee and meeting certain other conditions, we have the option to extend the stated maturity date of our revolving credit facility by two additional six month periods. We can borrow, repay and reborrow funds available under our revolving credit facility until maturity and no principal repayment is due until maturity. We are required to pay interest at a rate of LIBOR plus a premium, which was 110 basis points per annum at June 30, 2021, on the amount outstanding under our revolving credit facility, if any. We also pay a facility fee on the total amount of lending commitments under our revolving credit facility, which was 25 basis points per annum at June 30, 2021. Both the interest rate premium and facility fee are subject to adjustment based upon changes to our credit ratings. As of June 30, 2021 and December 31, 2020, the annual interest rate payable on borrowings under our revolving credit facility was 1.2%. The weighted average annual interest rate for borrowings under our revolving credit facility was 1.2% and 1.3% for the three months ended June 30, 2021 and 2020, respectively, and 1.2% and 2.1% for the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021 and July 28, 2021, we had $385,000 and $380,000, respectively, outstanding under our revolving credit facility, and $365,000 and $370,000, respectively, available for borrowing.
Our credit agreement and senior unsecured notes indentures and their supplements provide for acceleration of payment of all amounts due thereunder upon the occurrence and continuation of certain events of default, such as, in the case of our credit agreement, a change of control of us, which includes The RMR Group LLC, or RMR LLC, ceasing to act as our business and property manager. Our credit agreement and senior unsecured notes indentures and their supplements also contain covenants, including covenants that restrict our ability to incur debts, require us to comply with certain financial covenants and, in the case of our credit agreement, restrict our ability to make distributions under certain circumstances. We believe we were in compliance with the terms and conditions of the respective covenants under our credit agreement and senior unsecured notes indentures and their supplements at June 30, 2021.
In May 2021, we issued $300,000 of 2.650% senior unsecured notes due 2026 in an underwritten public offering, raising net proceeds of $296,758, after deducting underwriters’ discounts and offering expenses. These notes require semi-annual payments of interest only through maturity on June 15, 2026 and may be repaid at par plus accrued and unpaid interest on or after May 15, 2026.

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)
(unaudited)
In June 2021, we redeemed, at par plus accrued interest, all $310,000 of our 5.875% senior unsecured notes due 2046. As a result of this redemption, we recognized a loss on early extinguishment of debt of $8,581 during the six months ended June 30, 2021, from the write off of unamortized debt issuance costs.
Also in June 2021, we prepaid, at a premium plus accrued interest, a mortgage note secured by three properties with an outstanding principal balance of $71,000, an annual interest rate of 3.55% and a maturity date in May 2023. As a result of the prepayment of this mortgage note, we recognized a loss on early extinguishment of debt of $3,213 during the six months ended June 30, 2021, from a prepayment penalty and the write off of unamortized discounts.
At June 30, 2021, three of our properties with an aggregate net book value of $190,969 were encumbered by mortgage notes with an aggregate principal amount of $98,903. Our mortgage notes are non-recourse, subject to certain limited exceptions and do not contain any material financial covenants.
Note 7. Fair Value of Assets and Liabilities
The following table presents certain of our assets measured at fair value at June 30, 2021, categorized by the level of inputs, as defined in the fair value hierarchy under GAAP, used in the valuation of each asset:

		Fair Value at Reporting Date Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Non-recurring Fair Value Measurements Assets
Assets of properties held for sale (1)(2)	$33,300	$—	$6,000	$27,300
(1)We recorded an impairment charge of $33,917 to reduce the carrying value of one property that is classified as held for sale in our condensed consolidated balance sheet to its estimated fair value, less estimated costs to sell of $200, based upon a negotiated sales price with a third party buyer (Level 2 inputs as defined in the fair value hierarchy under GAAP). See Note 3 for more information.
(2)We recorded impairment charges of $16,569 to reduce the carrying value of four properties that are classified as held for sale in our condensed consolidated balance sheet to their estimated fair value, less estimated costs to sell of $714, based on third party offers (Level 3 inputs as defined in the fair value hierarchy under GAAP). See Note 3 for more information.
In addition to the assets described in the table above, our financial instruments include our cash and cash equivalents, restricted cash, rents receivable, accounts payable, a revolving credit facility, senior unsecured notes, mortgage notes payable, amounts due to related persons, other accrued expenses and security deposits. At June 30, 2021 and December 31, 2020, the fair values of our financial instruments approximated their carrying values in our condensed consolidated financial statements, due to their short term nature or floating interest rates, except as follows:

	As of June 30, 2021		As of December 31, 2020
Financial Instrument	Carrying Value (1)	Fair Value	Carrying Value (1)	Fair Value
Senior unsecured notes, 4.15% interest rate, due in 2022	$299,383	$305,106	$298,853	$306,192
Senior unsecured notes, 4.00% interest rate, due in 2022	299,039	309,770	298,579	306,756
Senior unsecured notes, 4.25% interest rate, due in 2024	343,440	371,942	342,299	365,435
Senior unsecured notes, 4.50% interest rate, due in 2025	637,645	706,485	635,921	688,399
Senior unsecured notes, 2.650% interest rate, due in 2026 (2)	296,834	303,923	—	—
Senior unsecured notes, 5.875% interest rate, due in 2046 (3)	—	—	301,264	322,028
Senior unsecured notes, 6.375% interest rate, due in 2050	156,423	174,442	156,326	171,590
Mortgage notes payable (4)	98,739	101,892	169,729	174,952
Total	$2,131,503	$2,273,560	$2,202,971	$2,335,352

(1)Includes unamortized debt premiums, discounts and issuance costs totaling $29,400 and $39,871 as of June 30, 2021 and December 31, 2020, respectively.
(2)These senior notes were issued in May 2021.
(3)These senior notes were redeemed in June 2021.
(4)Balance as of December 31, 2020 includes one mortgage note secured by three properties with an outstanding principal balance of $71,000 that was prepaid in June 2021.

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
Note 8. Shareholders’ Equity
Share Awards
On June 17, 2021, in accordance with our Trustee compensation arrangements, we awarded to each of our eight Trustees 3,500 of our common shares, valued at $29.88 per share, the closing price of our common shares on Nasdaq on that day.
Share Purchases
During the six months ended June 30, 2021, we purchased an aggregate of 12,009 of our common shares valued at a weighted average share price of $29.33 per share, from one of our Trustees and certain former officers and employees of RMR LLC in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of our common shares.
Distributions
During the six months ended June 30, 2021, we declared and paid regular quarterly distributions to common shareholders as follows:

Declaration Date	Record Date	Paid Date	Distributions Per Common Share	Total Distributions
January 14, 2021	January 25, 2021	February 18, 2021	$0.55	$26,575
April 15, 2021	April 26, 2021	May 20, 2021	0.55	26,575
			$1.10	$53,150
On July 15, 2021, we declared a regular quarterly distribution to common shareholders of record on July 26, 2021 of $0.55 per share, or approximately $26,600. We expect to pay this distribution on or about August 19, 2021.
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
Pursuant to our business management agreement with RMR LLC, we recognized net business management fees of $10,551 and $20,025 for the three and six months ended June 30, 2021, respectively, and $4,302 and $9,001 for the three and six months ended June 30, 2020, respectively. The net business management fees we recognized for the three and six months ended June 30, 2021 include $5,911 and $11,111, respectively, of estimated business management incentive fees based on our common share total return, as defined in our business management agreement, as of June 30, 2021. We did not recognize any estimated business management fees for the three or six months ended June 30, 2020. The actual amount of annual incentive fees for 2021, if any, will be based on our common share total return, as defined in our business management agreement, for the three year period ending December 31, 2021, and will be payable in January 2022. We did not incur an incentive fee payable to RMR LLC for the year ended December 31, 2020. We include business management fees in general and administrative expenses in our condensed consolidated statements of comprehensive income (loss).
Pursuant to our property management agreement with RMR LLC, we recognized aggregate property management and construction supervision fees of $4,914 and $9,526 for the three and six months ended June 30, 2021, respectively, and $5,128 and $10,192 for the three and six months ended June 30, 2020, respectively. Of these amounts, for the three and six months ended June 30, 2021, $3,935 and $8,015, respectively, were expensed to other operating expenses in our condensed

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)
(unaudited)
consolidated financial statements and $979 and $1,511, respectively, were capitalized as building improvements in our condensed consolidated balance sheets and are being depreciated over the estimated useful lives of the related capital assets. For the three and six months ended June 30, 2020, $4,242 and $8,650, respectively, were expensed to other operating expenses in our condensed consolidated financial statements and $886 and $1,542, respectively, were capitalized as building improvements in our condensed consolidated balance sheets and are being depreciated over the estimated useful lives of the related capital assets.
We are generally responsible for all of our operating expenses, including certain expenses incurred or arranged by RMR LLC on our behalf. We are generally not responsible for payment of RMR LLC’s employment, office or administrative expenses incurred to provide management services to us, except for the employment and related expenses of RMR LLC’s employees assigned to work exclusively or partly at our properties, our share of the wages, benefits and other related costs of RMR LLC’s centralized accounting personnel, our share of RMR LLC’s costs for providing our internal audit function and as otherwise agreed. Our property level operating expenses are generally incorporated into the rents charged to our tenants, including certain payroll and related costs incurred by RMR LLC. We reimbursed RMR LLC $5,925 and $11,977 for these expenses and costs for the three and six months ended June 30, 2021, respectively, and $6,259 and $12,250 for the three and six months ended June 30, 2020, respectively. We included these amounts in other operating expenses and general and administrative expenses, as applicable, in our condensed consolidated statements of comprehensive income (loss).
See Note 10 for more information regarding our relationships, agreements and transactions with RMR LLC.
Note 10. Related Person Transactions
We have relationships and historical and continuing transactions with RMR LLC, The RMR Group Inc., or RMR Inc., and others related to them, including other companies to which RMR LLC or its subsidiaries provide management services and some of which have trustees, directors or officers who are also our Trustees or officers. RMR LLC is a majority owned subsidiary of RMR Inc. The Chair of our Board of Trustees and one of our Managing Trustees, Adam Portnoy, is the sole trustee, an officer and the controlling shareholder of ABP Trust, which is the controlling shareholder of RMR Inc., a managing director and the president and chief executive officer of RMR Inc. and an officer and employee of RMR LLC. David Blackman resigned as our President and Chief Executive Officer, effective December 31, 2020, and as a Managing Trustee, effective June 17, 2021. In replacement of Mr. Blackman, Christopher J. Bilotto was appointed as our President and Chief Operating Officer, effective January 1, 2021, and Jennifer Clark was elected as a Managing Trustee on June 17, 2021. Mr. Bilotto is an officer and employee of RMR LLC, Ms. Clark is a managing director and an executive officer of RMR Inc. and an officer and employee of RMR LLC, and each of our other officers is also an officer and employee of RMR LLC. Some of our Independent Trustees also serve as independent trustees or independent directors of other public companies to which RMR LLC or its subsidiaries provide management services. Adam Portnoy serves as chair of the boards of trustees or boards of directors of several of these public companies and as a managing director or managing trustee of these public companies. Other officers of RMR LLC, including Ms. Clark, serve as managing trustees, managing directors or officers of certain of these companies.
Our Manager, RMR LLC. We have two agreements with RMR LLC to provide management services to us. See Note 9 for more information regarding our management agreements with RMR LLC.
Leases with RMR LLC. We lease office space to RMR LLC in certain of our properties for RMR LLC’s property management offices. Pursuant to our lease agreements with RMR LLC, we recognized rental income from RMR LLC for leased office space of $287 and $575 for the three and six months ended June 30, 2021, respectively, and $274 and $554 for the three and six months ended June 30, 2020, respectively.
Sonesta. In June 2021, we entered into a 30-year lease agreement with a subsidiary of Sonesta International Hotels Corporation, or Sonesta, in connection with the redevelopment of an office property we own in Washington, D.C. as a mixed use property. Sonesta’s lease is for the planned full-service hotel component of the property that will include approximately 230,000 rentable square feet, which represents approximately 54% of the total square feet upon completion of the redevelopment. The term of the lease commences upon our delivery of the completed hotel, which we estimate to occur in the first quarter of 2023. Sonesta has two options to extend the term for 10 years each. Pursuant to the lease agreement, Sonesta will pay us annual base rent of approximately $6,436 beginning 18 months after the lease commences. The annual base rent will increase by 10% every five years throughout the term. Sonesta is also obligated to pay its pro rata share of the operating costs for the building. We estimate that the total cost to build the hotel space will be approximately $66,000. Mr. Adam Portnoy is a director and controlling shareholder of Sonesta and Ms. Jennifer Clark is also a director of Sonesta.

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
OVERVIEW (dollars in thousands, except per share and per square foot data)
We are a real estate investment trust, or REIT, organized under Maryland law. As of June 30, 2021, our wholly owned properties were comprised of 181 properties and we had noncontrolling ownership interests of 51% and 50% in two unconsolidated joint ventures that own three properties containing a combined approximately 444,000 rentable square feet. As of June 30, 2021, our properties are located in 34 states and the District of Columbia and contain approximately 24,091,000 rentable square feet. As of June 30, 2021, our properties were leased to 345 different tenants with a weighted average remaining lease term (based on annualized rental income) of approximately 5.9 years. The U.S. government is our largest tenant, representing approximately 22.0% of our annualized rental income as of June 30, 2021. The term annualized rental income as used herein is defined as the annualized contractual base rents from our tenants pursuant to our lease agreements as of June 30, 2021, plus straight line rent adjustments and estimated recurring expense reimbursements to be paid to us, and excluding lease value amortization.
COVID-19 Pandemic
The COVID-19 pandemic and the various governmental and market responses intended to contain and mitigate the spread of the virus and its detrimental public health impact have had a significant impact on the global economy, including the U.S. economy. Many of the restrictions that had been imposed in the United States during the pandemic have since been lifted and commercial activity in the United States has increasingly returned to pre-pandemic practices and operations. We are continuing to closely monitor the impact of the COVID-19 pandemic on all aspects of our business. To date, the COVID-19 pandemic has not had a significant impact on our business and we believe that our current financial resources, the characteristics of our portfolio, including the diversity of our tenant base, both geographically and by industry, and the financial strength and resources of our tenants, will enable us to withstand the COVID-19 pandemic. However, we have received requests from some of our tenants for rent assistance. As of July 27, 2021, we have granted temporary rent assistance totaling $2,483 to 18 tenants who represent approximately 3.1% of our annualized rental income as of June 30, 2021. This assistance generally entails a deferral of, in most cases, one month of rent pursuant to deferred payment plans which require the deferred rent amounts be payable over a 12-month period, all of which have commenced. As of July 27, 2021, we have collected $2,259, or 91.0%, of our granted rent deferrals.
There remains uncertainty as to the ultimate duration and severity of the COVID-19 pandemic, including risks that may arise from mutations or related strains of the virus, the ability to successfully administer vaccinations to a sufficient number of persons or attain immunity to the virus by natural or other means to achieve herd immunity, and the impact on the U.S. economy that may result from the inability of other countries to administer vaccinations to their citizens or their citizens’ ability to otherwise achieve immunity to the virus. As a result, we are unable to determine what the ultimate impact will be on our, our tenants’ and other stakeholders’ businesses, operations, financial results and financial position. For more information and risks relating to the COVID-19 pandemic on us and our business, see Part I, Item 1, “Business—COVID-19 Pandemic” and Part I, Item 1A, “Risk Factors”, of our 2020 Annual Report.
Property Operations
Unless otherwise noted, the data presented in this section includes properties classified as held for sale as of June 30, 2021 and excludes three properties owned by two unconsolidated joint ventures in which we own 51% and 50% interests. For more information regarding our properties classified as held for sale and our two unconsolidated joint ventures, see Note 3 to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Occupancy data for our properties as of June 30, 2021 and 2020 was as follows (square feet in thousands):

	All Properties (1)		Comparable Properties (2)
	June 30,		June 30,
	2021	2020	2021	2020
Total properties (3)	181	184	168	168
Total rentable square feet (4)	24,091	24,909	21,101	21,098
Percent leased (5)	89.5%	91.7%	91.8%	94.1%

(1)Based on properties we owned on June 30, 2021 and 2020, respectively.
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
The average effective rental rate per square foot for our properties for the three and six months ended June 30, 2021 and 2020 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Average effective rental rate per square foot (1):
All properties (2)	$26.46	$25.71	$26.20	$25.87
Comparable properties (3)	$27.07	$26.87	$27.18	$27.01

(1)Average effective rental rate per square foot represents annualized total rental income during the period specified divided by the average rentable square feet leased during the period specified.
(2)Based on properties we owned on June 30, 2021 and 2020, respectively.
(3)Based on properties we owned continuously since April 1, 2020 and January 1, 2020, respectively, excludes properties classified as held for sale and properties undergoing significant redevelopment, if any, and three properties owned by two unconsolidated joint ventures in which we own 51% and 50% interests.
During the three and six months ended June 30, 2021, changes in rentable square feet leased and available for lease at our properties were as follows (square feet in thousands):

	Three Months Ended June 30, 2021			Six Months Ended June 30, 2021
	Leased	Available for Lease	Total	Leased	Available for Lease	Total
Beginning of period	22,302	2,266	24,568	22,705	2,184	24,889
Changes resulting from:
Acquisition of properties	870	7	877	870	7	877
Disposition of properties	(1,371)	—	(1,371)	(1,692)	—	(1,692)
Lease expirations	(810)	810	—	(1,468)	1,468	—
Lease renewals (1)	279	(279)	—	821	(821)	—
New leases (1)	269	(269)	—	302	(302)	—
Remeasurements (2)	14	3	17	15	2	17
End of period	21,553	2,538	24,091	21,553	2,538	24,091

(1)Based on leases entered during the three and six months ended June 30, 2021.
(2)Rentable square feet are subject to changes when space is remeasured or reconfigured for tenants.

Leases at our properties totaling approximately 810,000 and 1,468,000 rentable square feet expired during the three and six months ended June 30, 2021, respectively. During the three and six months ended June 30, 2021, we entered into new and renewal leases as summarized in the following tables (square feet in thousands):

	Three Months Ended June 30, 2021
	New Leases	Renewals	Total
Rentable square feet leased	269	279	548
Weighted average rental rate change (by rentable square feet)	23.1%	10.0%	17.1%
Tenant leasing costs and concession commitments (1)(2)	$69,988	$6,714	$76,702
Tenant leasing costs and concession commitments per rentable square foot (1)(2)	$260.02	$24.09	$139.98
Weighted (by square feet) average lease term (years)	26.4	7.2	16.6
Total leasing costs and concession commitments per rentable square foot per year (1)(2)	$9.85	$3.35	$8.42

	Six Months Ended June 30, 2021
	New Leases	Renewals	Total
Rentable square feet leased	302	821	1,123
Weighted average rental rate change (by rentable square feet)	23.3%	5.3%	11.2%
Tenant leasing costs and concession commitments (1)(2)	$71,195	$12,652	$83,847
Tenant leasing costs and concession commitments per rentable square foot (1)(2)	$235.19	$15.42	$74.66
Weighted (by square feet) average lease term (years)	24.3	6.0	10.9
Total leasing costs and concession commitments per rentable square foot per year (1)(2)	$9.69	$2.58	$6.85
(1)Includes commitments made for leasing expenditures and concessions, such as tenant improvements, leasing commissions, tenant reimbursements and free rent.
(2)Includes commitments totaling approximately $66,000 in connection with the lease we entered with Sonesta in June 2021 related to the redevelopment of a property in Washington, D.C. These costs represent the estimated costs related to the planned hotel component of the property.
During the three and six months ended June 30, 2021, changes in effective rental rates per square foot achieved for new leases and lease renewals at our properties that commenced during the three and six months ended June 30, 2021, when compared to prior effective rental rates per square foot in effect for the same space (and excluding space acquired vacant), were as follows (square feet in thousands):

	Three Months Ended June 30, 2021			Six Months Ended June 30, 2021
	Old Effective Rent Per Square Foot (1)	New Effective Rent Per Square Foot (1)	Rentable Square Feet	Old Effective Rent Per Square Foot (1)	New Effective Rent Per Square Foot (1)	Rentable Square Feet
New leases	$31.54	$40.01	22	$20.57	$25.43	101
Lease renewals	$31.49	$31.44	236	$26.52	$27.45	765
Total leasing activity	$31.49	$32.18	258	$25.82	$27.21	866
(1)Effective rental rate includes contractual base rents from our tenants pursuant to our lease agreements, plus straight line rent adjustments and estimated expense reimbursements to be paid to us, and excludes lease value amortization.

During the three and six months ended June 30, 2021 and 2020, amounts capitalized at our properties for lease related costs, building improvements and development, redevelopment and other activities were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Lease related costs (1)	$11,215	$11,921	$18,185	$19,034
Building improvements (2)	7,765	10,005	12,291	19,235
Recurring capital expenditures	18,980	21,926	30,476	38,269
Development, redevelopment and other activities (3)	12,738	2,578	17,644	5,739
Total capital expenditures	$31,718	$24,504	$48,120	$44,008
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

As of June 30, 2021, we have estimated unspent leasing related obligations of $113,099, of which we expect to spend $67,272 over the next 12 months.
As of June 30, 2021, we had leases at our properties totaling approximately 1,897,000 rentable square feet that were scheduled to expire through June 30, 2022. As of July 28, 2021, we expect tenants with leases totaling approximately 923,000 rentable square feet that are scheduled to expire through June 30, 2022, to not renew their leases upon expiration and we cannot be sure as to whether other tenants will renew their leases upon expiration. Of the approximately 923,000 rentable square feet that are expiring and expected to not renew, properties containing approximately 532,000 rentable square feet have been sold, resulting in a net approximately 391,000 rentable square feet, or approximately 1.6% of our total rentable square feet as of June 30, 2021, that are expiring through June 30, 2022 which we expect to not renew. As a result of the COVID-19 pandemic and its economic impact, overall leasing activity has been volatile during 2021 and may remain so until office property market conditions meaningfully improve and stabilize for a sustained period. However, we remain focused on proactive dialogues with our existing tenants and overall tenant retention. Prevailing market conditions and government and other tenants’ needs at the time we negotiate and enter leases or lease renewals will generally determine rental rates and demand for leased space at our properties, and market conditions and our tenants’ needs are beyond our control. Whenever we renew or enter into new leases for our properties, we intend to seek rents which are equal to or higher than our historical rents for the same properties; however, our ability to maintain or increase the rents for our current properties will depend in large part upon market conditions, which are beyond our control. We cannot be sure of the rental rates which will result from our ongoing negotiations regarding lease renewals or any new or renewed leases we may enter; also, we may experience material declines in our rental income due to vacancies upon lease expirations or early terminations. Additionally, we may incur significant costs to renew our leases with current tenants or lease our properties to new tenants.

As of June 30, 2021, our lease expirations by year are as follows (square feet in thousands):

Year (1)	Number of Leases Expiring	Leased Square Feet Expiring (2)	Percent of Total	Cumulative Percent of Total	Annualized Rental Income Expiring	Percent of Total	Cumulative Percent of Total
2021	39	1,231	5.7%	5.7%	$27,972	4.7%	4.7%
2022	83	1,942	9.0%	14.7%	55,421	9.3%	14.0%
2023	65	2,415	11.2%	25.9%	77,849	13.1%	27.1%
2024	61	3,724	17.3%	43.2%	95,663	16.1%	43.2%
2025	53	2,157	10.0%	53.2%	46,546	7.8%	51.0%
2026	37	1,749	8.1%	61.3%	46,924	7.9%	58.9%
2027	36	1,967	9.1%	70.4%	51,418	8.7%	67.6%
2028	16	1,261	5.9%	76.3%	46,856	7.9%	75.5%
2029	18	966	4.5%	80.8%	26,456	4.5%	80.0%
2030 and thereafter	50	4,141	19.2%	100.0%	118,047	20.0%	100.0%
Total	458	21,553	100.0%		$593,152	100.0%

Weighted average remaining lease term (in years)		5.6			5.9

(1)The year of lease expiration is pursuant to current contract terms. Some of our leases allow the tenants to vacate the leased premises before the stated expirations of their leases with little or no liability. As of June 30, 2021, tenants occupying approximately 7.2% of our rentable square feet and responsible for approximately 7.9% of our annualized rental income as of June 30, 2021 currently have exercisable rights to terminate their leases before the stated terms of their leases expire. Also, in 2021, 2022, 2023, 2024, 2025, 2026, 2027, 2028, 2029, and 2035, early termination rights become exercisable by other tenants who currently occupy an additional approximately 0.4%, 2.9%, 2.5%, 1.2%, 2.1%, 1.2%, 0.7%, 2.7%, 0.1%, and 0.3% of our rentable square feet, respectively, and contribute an additional approximately 0.4%, 3.0%, 3.5%, 1.7%, 3.3%, 1.4%, 1.1%, 4.9%, 0.2%, and 0.4% of our annualized rental income, respectively, as of June 30, 2021. In addition, as of June 30, 2021, pursuant to leases with 13 of our tenants, these tenants have rights to terminate their leases if their respective legislature or other funding authority does not appropriate rent amounts in their respective annual budgets. These 13 tenants occupy approximately 5.2% of our rentable square feet and contribute approximately 5.7% of our annualized rental income as of June 30, 2021.
(2)Leased square feet is pursuant to leases existing as of June 30, 2021, and includes (i) space being fitted out for tenant occupancy pursuant to our lease agreements, if any, and (ii) space which is leased, but is not occupied or is being offered for sublease by tenants, if any. Square feet measurements are subject to changes when space is remeasured or reconfigured for new tenants.
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
As of June 30, 2021, we derive 21.8% of our annualized rental income from our properties located in the metropolitan Washington, D.C. market area, which includes Washington, D.C., Northern Virginia and suburban Maryland. A downturn in economic conditions in this area, including as a result of the COVID-19 pandemic, could result in reduced demand from tenants for our properties or reduce the rents that our tenants in this area are willing to pay when our leases expire or terminate and when renewal or new terms are negotiated. Additionally, in recent years there has been a decrease in demand for new leased office space by the U.S. government in the metropolitan Washington, D.C. market area, and that could increase competition for government tenants and adversely affect our ability to retain government tenants when our leases expire.
Our manager, RMR LLC, employs a tenant review process for us. RMR LLC assesses tenants on an individual basis based on various applicable credit criteria. In general, depending on facts and circumstances, RMR LLC evaluates the creditworthiness of a tenant based on information concerning the tenant that is provided by the tenant and, in some cases, information that is publicly available or obtained from third party sources. RMR LLC also often uses a third party service to monitor the credit ratings, both actual and implied, of our existing tenants. We consider investment grade tenants to include: (a) investment grade rated tenants; (b) tenants with investment grade rated parent entities that guarantee the tenant’s lease obligations; and/or (c) tenants with investment grade rated parent entities that do not guarantee the tenant’s lease obligations. As of June 30, 2021, tenants contributing 54.1% of annualized rental income were investment grade rated (or their payment obligations were guaranteed by an investment grade rated parent) and tenants contributing an additional 9.2% of annualized rental income were subsidiaries of an investment grade rated parent (although these parent entities were not liable for the payment of rents).

As of June 30, 2021, tenants representing 1% or more of our total annualized rental income were as follows:

	Tenant	Credit Rating	Sq. Ft.	% of Leased Sq. Ft.	Annualized Rental Income	% of Total Annualized Rental Income
1	U.S. Government	Investment Grade	5,068	23.5%	$130,564	22.0%
2	Alphabet Inc (Google)	Investment Grade	386	1.8%	21,132	3.6%
3	State of California	Investment Grade	651	3.0%	19,372	3.3%
4	Shook, Hardy & Bacon L.L.P.	Not Rated	596	2.8%	19,187	3.2%
5	Bank of America Corporation	Investment Grade	577	2.7%	15,803	2.7%
6	IG Investments Holdings LLC	Non Investment Grade	333	1.5%	14,748	2.5%
7	F5 Networks, Inc.	Not Rated	299	1.4%	13,027	2.2%
8	Commonwealth of Massachusetts	Investment Grade	311	1.4%	12,260	2.1%
9	CareFirst Inc.	Not Rated	207	1.0%	11,870	2.0%
10	Northrop Grumman Corporation	Investment Grade	337	1.6%	11,447	1.9%
11	Tyson Foods, Inc.	Investment Grade	248	1.1%	11,198	1.9%
12	Sonesta International Hotels Corporation (1)	Not Rated	230	1.1%	10,745	1.8%
13	Micro Focus International plc	Non Investment Grade	406	1.9%	8,710	1.5%
14	CommScope Holding Company Inc	Non Investment Grade	228	1.1%	8,166	1.4%
15	State of Georgia	Investment Grade	308	1.4%	7,248	1.2%
16	PNC Bank	Investment Grade	441	2.0%	6,924	1.2%
17	ServiceNow, Inc.	Investment Grade	149	0.7%	6,623	1.1%
18	Compass Group plc	Investment Grade	267	1.2%	6,496	1.1%
19	Allstate Insurance Co.	Investment Grade	468	2.2%	6,475	1.1%
20	Automatic Data Processing, Inc.	Investment Grade	289	1.3%	6,037	1.0%
21	Church & Dwight Co., Inc.	Investment Grade	250	1.2%	6,031	1.0%
	Total		12,049	55.9%	$354,063	59.8%
(1)In June 2021, we entered into a 30-year lease with Sonesta. The lease relates to the redevelopment of a property we own in Washington, D.C to a mixed use and Sonesta's lease relates to the planned hotel component of the property. The term of the lease commences upon our delivery of the completed hotel, which is estimated to occur in the first quarter of 2023. For more information about our lease with Sonesta, see Note 10 to the Notes to Condensed Consolidated Financial Statements included in Part I, Item I of this Quarterly Report on Form 10-Q.
Acquisition Activities
During the six months ended June 30, 2021, we acquired two properties containing a combined approximately 877,000 rentable square feet for an aggregate purchase price of $550,000, excluding purchase price adjustments and acquisition related costs.
As of July 28, 2021, we have entered into an agreement to acquire a property adjacent to a property we own in Boston, MA containing approximately 49,000 rentable square feet for $26,975, excluding acquisition related costs. This acquisition is expected to occur before the end of the third quarter. However, this acquisition is subject to conditions; accordingly, we cannot be sure that we will complete this acquisition or that this acquisition will not be delayed or the terms will not change.
For more information about our acquisition activities, see Note 3 to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Disposition Activities
During the six months ended June 30, 2021, we sold two properties and a warehouse facility adjacent to a property we own containing a combined approximately 1,692,000 rentable square feet for an aggregate sales price of $169,845, excluding closing costs.
In July 2021, we sold a property located in Fresno, CA containing approximately 532,000 rentable square feet for a sales price of $6,000, excluding closing costs.
Also in July 2021, we sold a property located in Liverpool, NY containing approximately 38,000 rentable square feet for a sales price of $650, excluding closing costs.

We also entered into an agreement in May 2021 to sell a property located in Memphis, TN containing approximately 205,000 rentable square feet for a sales price of $15,270, excluding closing costs. This sale is expected to occur before the end of the third quarter. However, this sale is subject to conditions; accordingly, we cannot be sure that we will complete this sale or that this sale will not be delayed or the terms will not change.
For more information about our disposition activities, see Note 3 to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Financing Activities
In May 2021, we issued $300,000 of 2.650% senior unsecured notes due 2026 in an underwritten public offering, raising net proceeds of $296,758, after deducting underwriters' discounts and offering expenses.
In June 2021, we redeemed, at par plus accrued interest, all $310,000 of our 5.875% senior unsecured notes due 2046 using cash on hand and the net proceeds from the issuance of our 2.650% senior unsecured notes due 2026.
Also in June 2021, we prepaid, at a premium plus accrued interest, a mortgage note secured by three properties with an outstanding principal balance of $71,000, an annual interest rate of 3.55% and a maturity date in May 2023 using cash on hand and borrowings under our revolving credit facility.
Segment Information
We operate in one business segment: ownership of real estate properties.

RESULTS OF OPERATIONS (amounts in thousands, except per share amounts)

Three Months Ended June 30, 2021, Compared to Three Months Ended June 30, 2020

	Comparable Properties (1) Results Three Months Ended June 30,				Non-Comparable Properties Results Three Months Ended June 30,		Consolidated Results Three Months Ended June 30,
	2021	2020	$ Change	% Change	2021	2020	2021	2020	$ Change	% Change
Rental income	$130,827	$131,948	$(1,121)	(0.8%)	$6,272	$13,655	$137,099	$145,603	$(8,504)	(5.8%)
Operating expenses:
Real estate taxes	14,654	14,218	436	3.1%	1,258	1,563	15,912	15,781	131	0.8%
Utility expenses	5,025	4,717	308	6.5%	285	484	5,310	5,201	109	2.1%
Other operating expenses	23,488	23,567	(79)	(0.3%)	1,410	2,220	24,898	25,787	(889)	(3.4%)
Total operating expenses	43,167	42,502	665	1.6%	2,953	4,267	46,120	46,769	(649)	(1.4%)
Net operating income (2)	$87,660	$89,446	$(1,786)	(2.0%)	$3,319	$9,388	90,979	98,834	(7,855)	(7.9%)

Other expenses:
Depreciation and amortization							55,371	64,170	(8,799)	(13.7%)
Loss on impairment of real estate							48,197	—	48,197	n/m
General and administrative							12,970	7,204	5,766	80.0%
Total other expenses							116,538	71,374	45,164	63.3%

Gain on sale of real restate							114	66	48	72.7%
Interest and other income							2	30	(28)	(93.3%)
Interest expense							(29,001)	(25,205)	(3,796)	15.1%
Loss on early extinguishment of debt							(11,794)	(557)	(11,237)	n/m
Income (loss) before income tax (expense) benefit and equity in net losses of investees							(66,238)	1,794	(68,032)	n/m
Income tax (expense) benefit							121	(235)	356	(151.5%)
Equity in net losses of investees							(580)	(260)	(320)	123.1%
Net income (loss)							$(66,697)	$1,299	$(67,996)	n/m

Weighted average common shares outstanding (basic and diluted)							48,165	48,106	59	0.1%

Per common share amounts (basic and diluted):
Net income (loss)							$(1.38)	$0.03	$(1.41)	n/m

n/m - not meaningful
(1)Comparable properties consists of 169 properties we owned on June 30, 2021 and which we owned continuously since April 1, 2020 and excludes properties classified as held for sale and properties undergoing significant redevelopment, if any, and three properties owned by two unconsolidated joint ventures in which we own 51% and 50% interests.
(2)Our definition of net operating income, or NOI, and our reconciliation of net income (loss) to NOI are included below under the heading “Non-GAAP Financial Measures.”
References to changes in the income and expense categories below relate to the comparison of consolidated results for the three months ended June 30, 2021, compared to the three months ended June 30, 2020.
Rental income. The decrease in rental income reflects decreases in rental income of $4,681 as a result of property disposition activities, $4,180 for properties undergoing significant redevelopment and $1,121 related to comparable properties, offset by an increase in rental income of $1,478 related to acquired properties. The decrease in rental income for properties undergoing significant redevelopment is primarily due to the reduction in occupied space at a property located in Washington, D.C. that began a redevelopment project during the 2021 period. The decrease in rental income for comparable properties is primarily due to reductions in occupied space at certain of our properties in the 2021 period. Rental income includes non-cash straight line rent adjustments totaling $3,847 in the 2021 period and $3,468 in the 2020 period, and amortization of acquired real estate leases and assumed real estate lease obligations totaling ($667) in the 2021 period and ($1,405) in the 2020 period.

Real estate taxes. The increase in real estate taxes primarily reflects increases in real estate taxes of $436 for comparable properties, $139 related to acquired properties and $29 related to property disposition activities, offset by a decrease of $473 for properties undergoing significant redevelopment. Real estate taxes for comparable properties increased primarily due to refunds received in the 2020 period at certain of our properties as a result of successful real estate tax appeals, as well as the effect of a higher valuation assessment at certain of our properties in the 2021 period.
Utility expenses. The increase in utility expenses reflects increases in utility expenses of $308 for comparable properties and $11 for acquired properties, offset by a decrease in utility expenses of $163 for properties undergoing significant redevelopment and $47 related to property disposition activities. The increase in utility expenses for comparable properties is primarily related to utility expenses previously being paid by one of our tenants that are now being paid by us pursuant to a lease amendment with that tenant effective in January 2021.
Other operating expenses. Other operating expenses consist of salaries and benefit costs of property level personnel, repairs and maintenance expense, cleaning expense, other direct costs of operating our properties and property management fees. The decrease in other operating expenses primarily reflects a decrease of $541 related to property disposition activities, $377 for properties undergoing significant redevelopment and $79 for comparable properties, offset by an increase in other operating expenses of $108 for acquired properties.
Depreciation and amortization. The decrease in depreciation and amortization primarily reflects decreases of $7,006 for comparable properties and $2,597 related to property disposition activities, offset by an increase of $804 for acquired properties. Depreciation and amortization for comparable properties declined due to certain leasing related assets becoming fully depreciated after April 1, 2020.
Loss on impairment of real estate. We recorded a $48,197 loss on impairment of real estate in the 2021 period to reduce the carrying value of five properties to their estimated fair values less costs to sell, which includes $33,917 related to a property in Fresno, CA containing approximately 532,000 square feet that was sold in July 2021 and $14,280 related to four properties containing approximately 546,000 rentable square feet that were classified as held for sale as of June 30, 2021.
General and administrative. General and administrative expenses consist of fees pursuant to our business management agreement, equity compensation expense, legal and accounting fees, Trustees’ fees and expenses, securities listing and transfer agency fees and other costs relating to our status as a publicly traded company. The increase in general and administrative expenses is primarily the result of $5,911 of estimated business management incentive fees recorded in the 2021 period and an increase in base business management fees resulting from an increase in average total market capitalization in the 2021 period compared to the 2020 period, partially offset by the expiration of an office lease in January 2021 for which we were the lessee.
Gain on sale of real estate. Gain on sale of real estate reflects activity related to property sales during the 2021 and 2020 periods.
Interest and other income. The decrease in interest and other income is primarily due to the June 2020 payoff of a mortgage note receivable in connection with a property we sold in 2016 and lower returns on cash invested in the 2021 period compared to the 2020 period.
Interest expense. The increase in interest expense is primarily due to the issuance of $162,000 of 6.375% senior unsecured notes in June and July 2020, the issuance of $250,000 of our 4.50% senior unsecured notes in September 2020 and the issuance of $300,000 of 2.650% senior unsecured notes in May 2021, partially offset by the redemption of all $310,000 of our 5.875% senior unsecured notes in June 2021, lower interest expense incurred as a result of having a lower average balance outstanding under our revolving credit facility during the 2021 period compared to the 2020 period and the repayment of one mortgage note with a principal balance of $39,635 in August 2020.
Loss on early extinguishment of debt. We recorded a loss on early extinguishment of debt of $11,794 in the 2021 period from prepayment fees incurred and the write off of unamortized discounts and debt issuance costs associated with the prepayment of one mortgage note and the redemption of our senior unsecured notes due 2046. In the 2020 period, we recorded a loss on early extinguishment of debt of $557 resulting from a loss on the settlement of a mortgage note receivable related to a property sold in 2016, partially offset by the write off of unamortized premiums associated with the prepayment of a mortgage note.
Income tax (expense) benefit. Income tax (expense) benefit is primarily the result of operating income or losses in jurisdictions where we are subject to state income taxes.

Equity in net losses of investees. Equity in net losses of investees represents our proportionate share of losses from our investments in two unconsolidated joint ventures.
Net income (loss). Net income (loss) and net income (loss) per basic and diluted common share decreased in the 2021 period compared to the 2020 period primarily as a result of the changes noted above.
RESULTS OF OPERATIONS (amounts in thousands, except per share amounts)

Six Months Ended June 30, 2021, Compared to Six Months Ended June 30, 2020

	Comparable Properties (1) Results Six Months Ended June 30,				Non-Comparable Properties Results Six Months Ended June 30,		Consolidated Results Six Months Ended June 30,
	2021	2020	$ Change	% Change	2021	2020	2021	2020	$ Change	% Change
Rental income	$264,015	$265,083	$(1,068)	(0.4%)	$17,608	$30,405	$281,623	$295,488	$(13,865)	(4.7%)
Operating expenses:
Real estate taxes	29,272	28,642	630	2.2%	2,794	3,946	32,066	32,588	(522)	(1.6%)
Utility expenses	10,933	11,021	(88)	(0.8%)	809	1,192	11,742	12,213	(471)	(3.9%)
Other operating expenses	47,113	46,660	453	1.0%	3,224	5,007	50,337	51,667	(1,330)	(2.6%)
Total operating expenses	87,318	86,323	995	1.2%	6,827	10,145	94,145	96,468	(2,323)	(2.4%)
NOI (2)	$176,697	$178,760	$(2,063)	(1.2%)	$10,781	$20,260	187,478	199,020	(11,542)	(5.8%)

Other expenses:
Depreciation and amortization							119,458	127,113	(7,655)	(6.0%)
Loss on impairment of real estate							55,857	—	55,857	n/m
General and administrative							24,242	14,313	9,929	69.4%
Total other expenses							199,557	141,426	58,131	41.1%

Gain on sale of real estate							54,118	10,822	43,296	n/m
Interest and other income							7	736	(729)	(99.0%)
Interest expense							(57,799)	(52,364)	(5,435)	10.4%
Loss on early extinguishment of debt							(11,794)	(3,839)	(7,955)	n/m
Income (loss) before income tax expense and equity in net losses of investees							(27,547)	12,949	(40,496)	n/m
Income tax expense							(314)	(274)	(40)	14.6%
Equity in net losses of investees							(976)	(536)	(440)	82.1%
Net income (loss)							$(28,837)	$12,139	$(40,976)	n/m

Weighted average common shares outstanding (basic and diluted)							48,163	48,101	62	0.1%

Per common share amounts (basic and diluted):
Net income (loss)							$(0.60)	$0.25	$(0.85)	n/m

n/m - not meaningful
(1)Comparable properties consists of 168 properties we owned on June 30, 2021 and which we owned continuously since January 1, 2020 and excludes properties classified as held for sale and properties undergoing significant redevelopment, if any, and three properties owned by two unconsolidated joint ventures in which we own 51% and 50% interests.
(2)Our definition of NOI and our reconciliation of net income (loss) to NOI are included below under the heading “Non-GAAP Financial Measures.”
References to changes in the income and expense categories below relate to the comparison of consolidated results for the six months ended June 30, 2021, compared to the six months ended June 30, 2020.
Rental income. The decrease in rental income reflects decreases in rental income of $10,920 related to property disposition activities, $4,242 for properties undergoing significant redevelopment and $1,068 for comparable properties, offset by an increase in rental income of $2,365 for acquired properties. The decrease in rental income for properties undergoing significant redevelopment is primarily due to the reduction in occupied space at a property located in Washington, D.C. that began a redevelopment project during the 2021 period. The decrease in rental income for comparable properties is primarily due to decreased parking revenue at certain of our properties in the 2021 period due to lower parking activity resulting from the COVID-19 pandemic and reductions in occupied space at certain of our properties in the 2021 period. Rental income includes non-cash straight line rent adjustments totaling $9,204 in the 2021 period and $9,051 in the 2020 period, and amortization of acquired leases and assumed lease obligations totaling $(1,389) in the 2021 period and $(2,837) in the 2020 period.
Real estate taxes. The decrease in real estate taxes primarily reflects decreases in real estate taxes of $664 related to property disposition activities and $635 for properties undergoing significant redevelopment, offset by increases in real estate taxes of $630 for comparable properties and $147 for acquired properties. Real estate taxes for comparable properties increased primarily due to refunds received in the 2020 period at certain of our properties as a result of successful real estate tax appeals, as well as the effect of higher real estate tax rates and valuation assessments at certain of our properties in the 2021 period.
Utility expenses. The decrease in utility expenses reflects decreases in utility expenses of $264 related to property disposition activities, $134 for properties undergoing significant redevelopment and $88 for comparable properties, offset by an increase in utility expenses of $15 for acquired properties. Utility expenses for comparable properties declined primarily due to a decrease in electricity and water usage resulting from cost savings initiatives implemented by our manager, RMR LLC, in response to decreased space utilization at our properties as a result of the COVID-19 pandemic, partially offset by an increase related to utility expenses in the 2021 period previously paid directly by one of our tenants that are now being paid by us pursuant to a lease amendment with that tenant effective in January 2021.
Other operating expenses. The decrease in other operating expenses primarily reflects decreases in other operating expenses of $1,517 related to property disposition activities and $449 for properties undergoing significant redevelopment, offset by increases in other operating expenses of $453 for comparable properties and $183 for acquired properties. Other operating expenses for comparable properties increased primarily due to higher snow removal and insurance costs in the 2021 period, partially offset by lower parking garage costs due to lower parking activity at certain of our properties resulting from the COVID-19 pandemic and lower cleaning costs resulting from cost savings initiatives implemented by our manager, RMR LLC, in response to decreased space utilization at our properties as a result of the COVID-19 pandemic.
Depreciation and amortization. The decrease in depreciation and amortization primarily reflects decreases of $6,528 for comparable properties and $2,331 related to property disposition activities, offset by increases of $1,158 for acquired properties and $46 for properties undergoing significant redevelopment. Depreciation and amortization for comparable properties decreased due to certain leasing related assets becoming fully depreciated after January 1, 2020.
Loss on impairment of real estate. We recorded a $55,857 loss on impairment of real estate in the 2021 period to reduce the carrying value of six properties to their estimated fair values less costs to sell, which includes $5,371 related to a property in Huntsville, AL containing approximately 1,371,000 rentable square feet that was sold in April 2021, $33,917 related to a property in Fresno, CA containing approximately 532,000 rentable square feet that was sold in July 2021 and $16,569 related to four properties containing approximately 546,000 rentable square feet that were classified as held for sale as of June 30, 2021.
General and administrative. The increase in general and administrative expenses is primarily the result of $11,111 of estimated business management incentive fees recorded in the 2021 period, partially offset by the expiration of an office lease in January 2021 for which we were the lessee, lower accounting and legal costs and a decrease in base business management fees resulting from decreases in our share price in the 2021 period compared to the 2020 period.
Gain on sale of real estate. We recorded a $54,118 net gain on sale of real estate resulting from the sale of two properties during the 2021 period. We recorded a $10,822 net gain on sale of real estate resulting from the sale of six properties during the 2020 period.
Interest and other income. The decrease in interest and other income is primarily due to a settlement payment we received in the 2020 period resulting from a dispute with a vendor, the June 2020 payoff of a mortgage note receivable in connection with a property we sold in 2016 and the effect of lower returns on cash invested in the 2021 period compared to the 2020 period.
Interest expense. The increase in interest expense is primarily due to the issuance of $162,000 of 6.375% senior unsecured notes in June and July 2020, the issuance of $250,000 of our 4.50% senior unsecured notes in September 2020 and the issuance of $300,000 of 2.650% senior unsecured notes in May 2021, partially offset by the redemption of all $310,000 of our 5.875% senior unsecured notes in June 2021, lower interest expense incurred as a result of having a lower average balance outstanding under our revolving credit facility during the 2021 period compared to the 2020 period, lower average interest rates on amounts outstanding and the repayment of four mortgage notes with an aggregate principal balance of $152,187 in 2020.

Loss on early extinguishment of debt. We recorded a loss on early extinguishment of debt of $11,794 in the 2021 period from prepayment fees incurred and the write off of unamortized discounts and debt issuance costs associated with the prepayment of one mortgage note and the redemption of our senior unsecured notes due 2046. In the 2020 period, we recorded a loss on early extinguishment of debt of $3,839 from prepayment fees incurred, the write off of unamortized discounts, premiums and debt issuance costs associated with the prepayment of three mortgage notes and a loss on the settlement of a mortgage note receivable related to a property sold in 2016.
Income tax expense. Income tax expense primarily reflects operating income earned in jurisdictions where we are subject to state income taxes.
Equity in net losses of investees. Equity in net losses of investees represents our proportionate share of losses from our investments in two unconsolidated joint ventures.
Net income (loss). Our net income (loss) and net income (loss) per basic and diluted common share decreased in the 2021 period compared to the 2020 period primarily as a result of the changes noted above.
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
The following table presents the reconciliation of net income (loss) to NOI for the three and six months ended June 30, 2021 and 2020.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss)	$(66,697)	$1,299	$(28,837)	$12,139
Equity in net losses of investees	580	260	976	536
Income tax expense (benefit)	(121)	235	314	274
Income before income tax expense (benefit) and equity in net losses of investees	(66,238)	1,794	(27,547)	12,949
Loss on early extinguishment of debt	11,794	557	11,794	3,839
Interest expense	29,001	25,205	57,799	52,364
Interest and other income	(2)	(30)	(7)	(736)
Gain on sale of real estate	(114)	(66)	(54,118)	(10,822)
General and administrative	12,970	7,204	24,242	14,313
Loss on impairment of real estate	48,197	—	55,857	—
Depreciation and amortization	55,371	64,170	119,458	127,113
NOI	$90,979	$98,834	$187,478	$199,020

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
The following table presents the reconciliation of net income (loss) to FFO and Normalized FFO for the three and six months ended June 30, 2021 and 2020.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss)	$(66,697)	$1,299	$(28,837)	$12,139
Add (less): Depreciation and amortization:
Consolidated properties	55,371	64,170	119,458	127,113
Unconsolidated joint venture properties	923	1,237	1,929	2,478
Loss on impairment of real estate	48,197	—	55,857	—
Gain on sale of real estate	(114)	(66)	(54,118)	(10,822)
FFO	37,680	66,640	94,289	130,908
Add (less): Loss on early extinguishment of debt	11,794	557	11,794	3,839
Estimated business management incentive fees	5,911	—	11,111	—
Normalized FFO	$55,385	$67,197	$117,194	$134,747

Weighted average common shares outstanding (basic and diluted)	48,165	48,106	48,163	48,101

FFO per common share (basic and diluted)	$0.78	$1.39	$1.96	$2.72
Normalized FFO per common share (basic and diluted)	$1.15	$1.40	$2.43	$2.80
LIQUIDITY AND CAPITAL RESOURCES
Our Operating Liquidity and Resources (dollar amounts in thousands, except per share amounts)
Our principal sources of funds to meet operating and capital expenses, pay debt service obligations and make distributions to our shareholders are the operating cash flows we generate from our properties, net proceeds from property sales and borrowings under our revolving credit facility. We believe that these sources of funds will be sufficient to meet our operating and capital expenses, pay debt service obligations and make distributions to our shareholders for the next 12 months and for the foreseeable future thereafter. Our future cash flows from operating activities will depend primarily upon:
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
On July 15, 2021, we announced a regular quarterly cash distribution of $0.55 per common share ($2.20 per common share per year). We determine our distribution payout ratio with consideration for our expected capital expenditures as well as cash flows from operations and debt obligations.
We expect to accretively grow our property portfolio through our capital recycling program, pursuant to which we plan to sell certain properties from time to time to fund future acquisitions and to maintain leverage consistent with our current investment grade ratings with a goal of (1) improving the asset quality of our portfolio by reducing the average age of our properties, lengthening the weighted average term of our leases and increasing the likelihood of retaining our tenants and (2) increasing our cash available for distribution. During the six months ended June 30, 2021, we acquired two properties for an aggregate purchase price of $550,000, excluding purchase price adjustments and acquisition related costs, and we sold two properties and a warehouse facility adjacent to a property we own for an aggregate sales price of $169,845, excluding closing costs. Since July 1, 2021, we have sold two properties for an aggregate sales price of $6,650, excluding closing costs. In addition, we have entered into an agreement to sell one property for a sales price of $15,270, excluding closing costs, and entered into an agreement to acquire a property adjacent to a property we own in Boston, MA for $26,975, excluding acquisition related costs. Given the current economic conditions, we continue to carefully consider our capital allocation strategy and believe we are well positioned to opportunistically recycle and deploy capital.
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
The following is a summary of our sources and uses of cash flows for the periods presented, as reflected in our condensed consolidated statements of cash flows:

	Six Months Ended June 30,
	2021	2020
Cash, cash equivalents and restricted cash at beginning of period	$56,855	$100,696
Net cash provided by (used in):
Operating activities	117,376	111,190
Investing activities	(400,467)	40,934
Financing activities	246,317	(222,719)
Cash, cash equivalents and restricted cash at end of period	$20,081	$30,101
The increase in cash provided by operating activities for the 2021 period compared to the 2020 period was a result of favorable changes in working capital in the 2021 period compared to the 2020 period, partially offset by a decline in NOI as a result of property sales. The increase in cash used in investing activities in the 2021 period compared to the 2020 period is primarily due to higher acquisition activity in the 2021 period compared to the 2020 period, partially offset by higher cash proceeds from our sales of properties. The increase in cash provided by financing activities in the 2021 period compared to the 2020 period is primarily due to the issuance of $300,000 of 2.650% senior unsecured notes due 2026 and net borrowing activity under our revolving credit facility to fund acquisition activity in the 2021 period, partially offset by the redemption of our 5.875% senior unsecured notes due 2046, compared to net debt repayment activity in the 2020 period that included the redemption of all $400,000 of our 3.60% senior unsecured notes due 2020 and the repayment of mortgage notes totaling approximately $113,000, which was partially offset by the issuance of $162,000 of 6.375% senior unsecured notes due 2050 and borrowings under our revolving credit facility to facilitate certain of these repayments.
Our Investment and Financing Liquidity and Resources (dollar amounts in thousands, except per share amounts)
In order to fund acquisitions and to meet cash needs that may result from our desire or need to make distributions or pay operating or capital expenses, we maintain a $750,000 revolving credit facility. The maturity date of our revolving credit facility is January 31, 2023 and, subject to our payment of an extension fee and meeting certain other conditions, we have the option to extend the stated maturity date of our revolving credit facility by two additional six month periods. We can borrow, repay and reborrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity. We are required to pay interest at a rate of LIBOR plus a premium, which was 110 basis points per annum at June 30, 2021, on the amount outstanding under our revolving credit facility, if any. We also pay a facility fee on the total amount of lending commitments under our revolving credit facility, which was 25 basis points per annum at June 30, 2021. Both the interest rate premium and facility fee are subject to adjustment based upon changes to our credit ratings. As of June 30, 2021, the annual interest rate payable on borrowings under our revolving credit facility was 1.2%. As of June 30, 2021 and July 28, 2021, we had $385,000 and $380,000, respectively, outstanding under our revolving credit facility, and $365,000 and $370,000, respectively, available for borrowing.
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
In May 2021, we issued $300,000 of 2.650% senior unsecured notes due 2026 in an underwritten public offering, raising net proceeds of $296,758, after deducting underwriters’ discounts and offering expenses. These notes require semi-annual payments of interest only through maturity on June 15, 2026 and may be repaid at par plus accrued and unpaid interest on or after May 15, 2026.
In June 2021, we redeemed, at par plus accrued interest, all $310,000 of our 5.875% senior unsecured notes due 2046 using cash on hand and the net proceeds from the issuance of our 2.650% senior unsecured notes due 2026.
Also in June 2021, we prepaid, at a premium plus accrued interest, a mortgage note secured by three properties with an outstanding principal balance of $71,000, an annual interest rate of 3.55% and a maturity date in May 2023 using cash on hand and borrowings under our revolving credit facility.
As of June 30, 2021, our debt maturities (other than our revolving credit facility), consisting of senior unsecured notes and mortgage notes, are as follows:

Year	Debt Maturities
2021	$601
2022	625,518
2023	72,784
2024	350,000
2025	650,000
Thereafter	462,000
Total	$2,160,903
None of our unsecured debt obligations require sinking fund payments prior to their maturity dates. Our $98,903 in mortgage debts generally require monthly payments of principal and interest through maturity.
In addition to our debt obligations, as of June 30, 2021, we have estimated unspent leasing related obligations of $113,099, of which we expect to spend $67,272 over the next 12 months.
We are currently in the process of redeveloping a property located in Washington, D.C. We currently estimate the total project costs associated with this redevelopment will be approximately $200,000 and completion of the redevelopment in the first quarter of 2023. As of June 30, 2021, we have incurred approximately $14,700 related to this project. In June 2021, we entered into a 30-year lease for approximately 230,000 rentable square feet at this property that is approximately 25.1% higher than the prior rental rate for the same space, making the redevelopment project 54% pre-leased.
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
Our ability to obtain, and the costs of, our future debt financings will depend primarily on credit market conditions and our creditworthiness. We have no control over market conditions. Potential investors and lenders likely will evaluate our ability to pay distributions to shareholders, fund required debt service and repay debts when they become due by reviewing our business practices and plans to balance our use of debt and equity capital so that our financial profile and leverage ratios afford us flexibility to withstand any reasonably anticipated adverse changes. Similarly, our ability to raise equity capital in the future will depend primarily upon equity capital market conditions and our ability to conduct our business to maintain and grow our operating cash flows. We intend to conduct our business in a manner that will afford us reasonable access to capital for investment and financing activities, but we cannot be sure that we will be able to successfully carry out this intention. For instance, it is uncertain what the duration and severity of the COVID-19 pandemic and its ultimate economic impact will be. A protracted and extensive economic downturn may cause a decline in financing availability and increased costs for financings. Further, such conditions could also disrupt capital markets and limit our access to financing from public sources.
During the six months ended June 30, 2021, we paid quarterly distributions to our shareholders totaling $53,150 using cash on hand. On July 15, 2021, we declared a regular quarterly distribution payable to shareholders of record on July 26, 2021 of $0.55 per share, or approximately $26,600. We expect to pay this distribution on or about August 19, 2021 using cash on hand and borrowings under our revolving credit facility. For more information regarding the distributions we paid and declared during 2021, see Note 8 to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
We own 51% and 50% interests in two unconsolidated joint ventures which own three properties. The properties owned by these joint ventures are encumbered by an aggregate $82,000 principal amount of mortgage indebtedness, none of which is recourse to us. We do not control the activities that are most significant to these joint ventures and, as a result, we account for our investments in these joint ventures under the equity method of accounting. For more information on the financial condition and results of operations of these joint ventures, see Note 3 to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. Other than these joint ventures, as of June 30, 2021, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Debt Covenants (dollars in thousands)
Our principal debt obligations at June 30, 2021 consisted of $385,000 of outstanding borrowings under our $750,000 unsecured revolving credit facility, an aggregate outstanding principal balance of $2,062,000 of public issuances of senior unsecured notes and mortgage notes with an aggregate outstanding principal balance of $98,903, that were assumed in connection with certain of our acquisitions. Also, the three properties owned by two joint ventures in which we own 51% and 50% interests secure two additional mortgage notes. Our publicly issued senior unsecured notes are governed by indentures and their supplements. Our credit agreement and our senior unsecured notes indentures and their supplements provide for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, such as, in the case of our credit agreement, a change of control of us, which includes RMR LLC ceasing to act as our business and property manager. Our credit agreement and our senior unsecured notes indentures and their supplements also contain a number of covenants, including those that restrict our ability to incur debts, including debts secured by mortgages on our properties, in excess of calculated amounts, require us to comply with certain financial covenants and, in the case of our credit agreement, restrict our ability to make distributions to our shareholders under certain circumstances. As of June 30, 2021, we believe we were in compliance with the terms and conditions of our respective covenants under our credit agreement and senior unsecured notes indentures and their supplements. Our mortgage notes are non-recourse, subject to certain limited exceptions, and do not contain any material financial covenants.
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
Fixed Rate Debt
At June 30, 2021, our outstanding fixed rate debt consisted of the following:

Debt	Principal Balance (1)	Annual Interest Rate (1)	Annual Interest Expense (1)	Maturity	Interest Payments Due
Senior unsecured notes	$300,000	4.150%	$12,450	2022	Semi-annually
Senior unsecured notes	300,000	4.000%	12,000	2022	Semi-annually
Senior unsecured notes	350,000	4.250%	14,875	2024	Semi-annually
Senior unsecured notes	650,000	4.500%	29,250	2025	Semi-annually
Senior unsecured notes	300,000	2.650%	7,950	2026	Semi-annually
Senior unsecured notes	162,000	6.375%	10,328	2050	Quarterly
Mortgage note (one property in Washington, D.C.)	25,433	4.220%	1,073	2022	Monthly
Mortgage note (one property in Chicago, IL)	50,000	3.700%	1,850	2023	Monthly
Mortgage note (one property in Washington, D.C.)	23,470	4.800%	1,127	2023	Monthly
Total	$2,160,903		$90,903
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
Our senior unsecured notes require semi-annual or quarterly interest payments through maturity. Our mortgages generally require principal and interest payments through maturity pursuant to amortization schedules. Because these debts require interest to be paid at a fixed rate, changes in market interest rates during the term of these debts will not affect our interest obligations. If these debts were refinanced at interest rates which are one percentage point higher or lower than shown above, our annual interest cost would increase or decrease by approximately $21,609.
Changes in market interest rates also would affect the fair value of our fixed rate debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt. Based on the balances outstanding at June 30, 2021, and discounted cash flow analyses through the respective maturity dates, and assuming no other changes in factors that may affect the fair value of our fixed rate debt obligations, a hypothetical immediate one percentage point increase in interest rates would change the fair value of those obligations by approximately $76,870.
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

At June 30, 2021, we owned 51% and 50% interests in two joint venture arrangements which own three properties that are secured by fixed rate debt consisting of the following mortgage notes:

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
Floating Rate Debt
At June 30, 2021, we had $385,000 of outstanding floating rate debt under our revolving credit facility. Our revolving credit facility matures on January 31, 2023 and, subject to the payment of an extension fee and meeting certain other conditions, we have the option to extend the stated maturity by two six month periods. No principal repayments are required under our revolving credit facility prior to maturity, and we can borrow, repay and reborrow funds available under our revolving credit facility, subject to conditions, at any time without penalty.
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
The following table presents the impact a one percentage point increase in interest rates would have on our annual floating rate interest expense as of June 30, 2021:

	Impact of an Increase in Interest Rates
	Annual Interest Rate (1)	Outstanding Debt	Total Interest Expense Per Year	Annual Earnings Per Share Impact (2)
At June 30, 2021	1.2%	$385,000	$4,620	$0.10
One percentage point increase	2.2%	$385,000	$8,470	$0.18
(1)Weighted based on the interest rates and outstanding borrowings under our revolving credit facility as of June 30, 2021.
(2)Based on the weighted average shares outstanding (diluted) for the six months ended June 30, 2021.
The following table presents the impact a one percentage point increase in interest rates would have on our annual floating rate interest expense as of June 30, 2021 if we were fully drawn on our revolving credit facility:

	Impact of an Increase in Interest Rates
	Annual Interest Rate (1)	Outstanding Debt	Total Interest Expense Per Year	Annual Earnings Per Share Impact (2)
At June 30, 2021	1.2%	$750,000	$9,000	$0.19
One percentage point increase	2.2%	$750,000	$16,500	$0.34

(1)Weighted based on the interest rates and outstanding borrowings under our revolving credit facility (assuming fully drawn) as of June 30, 2021.
(2)Based on the weighted average shares outstanding (diluted) for the six months ended June 30, 2021.
The foregoing tables show the impact of an immediate increase in floating interest rates as of June 30, 2021. If interest rates were to increase gradually over time, the impact would be spread over time. Our exposure to fluctuations in floating interest rates will increase or decrease in the future with increases or decreases in the outstanding amount under our revolving credit facility or our other floating rate debt, if any. Although we have no present plans to do so, we may in the future enter into hedge arrangements from time to time to mitigate our exposure to changes in interest rates.

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
There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Warning Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q contains statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other securities laws. Also, whenever we use words such as “believe”, “expect”, “anticipate”, “intend”, “plan”, “estimate”, “will”, “may” and negatives or derivatives of these or similar expressions, we are making forward-looking statements. These forward-looking statements are based upon our present intent, beliefs or expectations, but forward-looking statements are not guaranteed to occur and may not occur. Forward-looking statements in this Quarterly Report on Form 10-Q relate to various aspects of our business, including:
•The duration and severity of the COVID-19 pandemic and its impact on us and our tenants and our tenants’ ability and willingness to pay us rent,
•Our expectations about the financial strength of our tenants,
•The likelihood that our rents will increase when we renew or extend our leases or enter new leases,
•Our belief that we are in a position to opportunistically recycle and deploy capital,
•Our expectations that the diversity and other characteristics of our property portfolio and our financial resources will result in our ability to successfully withstand the current economic conditions,
•The likelihood that our tenants will renew or extend their leases and not exercise early termination options pursuant to their leases or that we will obtain replacement tenants, on terms as favorable to us as our prior leases,
•The likelihood that our tenants will be negatively affected by cyclical economic conditions or government budget constraints and, if so, the impact that may have on their ability and willingness to lease our properties and pay us rent,
•Our ability to successfully execute our capital recycling program,
•The expectation that, as a result of the COVID-19 pandemic, leasing activity may remain volatile until office property market conditions meaningfully improve and stabilize,
•Our ability to pay distributions to our shareholders and to maintain or increase the amount of such distributions,
•Our expectations regarding occupancy at our properties,
•Our expectations regarding our future financial performance including FFO, Normalized FFO or NOI,
•Our expectations regarding demand for leased space,

•Our expectations regarding capital expenditures,
•Our expectation that there will be opportunities for us to acquire, and that we will acquire, additional properties primarily leased to single tenants and tenants with high credit quality characteristics such as government entities,
•Our expectations regarding the costs and timing of our redevelopment projects,
•Our ability to compete for acquisitions and tenancies effectively,
•Our sales and acquisitions of properties,
•Our policies and plans regarding investments, financings and dispositions,
•Our ability to appropriately balance our use of debt and equity capital,
•The future availability of borrowings under our revolving credit facility,
•Our ability to raise debt or equity capital,
•Our ability to pay interest on and principal of our debt,
•Our ability to maintain sufficient liquidity during the duration of the COVID-19 pandemic and any resulting economic downturn,
•Our credit ratings,
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
Our actual results may differ materially from those contained in or implied by our forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors, some of which are beyond our control. Risks, uncertainties and other factors that could have a material adverse effect on our forward-looking statements and upon our business, results of operations, financial condition, FFO, Normalized FFO, NOI, cash flows, liquidity and prospects include, but are not limited to:
•The impact of conditions in the economy, including the COVID-19 pandemic and its aftermath, and the capital markets on us and our tenants,
•Competition within the real estate industry, particularly in those markets in which our properties are located,
•The impact of changes in the real estate needs and financial conditions of our tenants,
•Compliance with, and changes to, federal, state and local laws and regulations, accounting rules, tax laws and similar matters,
•The impact of any U.S. government shutdown on our ability to collect rents or pay our operating expenses, debt obligations and distributions to shareholders on a timely basis,
•Actual and potential conflicts of interest with our related parties, including our Managing Trustees, RMR LLC, Sonesta and others affiliated with them,
•Limitations imposed on our business and our ability to satisfy complex rules in order for us to maintain our qualification for taxation as a REIT for U.S. federal income tax purposes, and
•Acts of terrorism, outbreaks of pandemics, including the COVID-19 pandemic, or other manmade or natural disasters beyond our control.

For example:
•Our ability to make future distributions to our shareholders and to make payments of principal and interest on our indebtedness depends upon a number of factors, including our receipt of rent from our tenants, our future earnings, the capital costs we incur to lease our properties and our working capital requirements. We may be unable to pay our debt obligations or to maintain our current rate of distributions on our common shares and future distributions may be reduced or eliminated,
•Our ability to grow our business and increase our distributions depends in large part upon our ability to buy properties and lease them for rents, less their property operating costs, that exceed our capital costs. We may be unable to identify properties that we want to acquire, and we may fail to reach agreement with the sellers and complete the purchases of any properties we want to acquire. In addition, any properties we may acquire may not provide us with rents less property operating costs that exceed our capital costs or achieve our expected returns,
•We may fail to maintain, or we may elect to change our distribution rate. Our Board of Trustees considers many factors when setting distribution rates, including our historical and projected income, Normalized FFO, CAD, the then current and expected needs and availability of cash to pay our obligations and fund our investments, distributions which may be required to be paid to maintain our qualification for taxation as a REIT and other factors deemed relevant by our Board of Trustees. Accordingly, future distribution rates may be increased or decreased and there is no assurance as to the rate at which future distributions will be paid,
•We expect to selectively sell properties from time to time when we determine our continued ownership or ongoing required capital expenditures will not achieve desired returns or when we believe we can successfully pursue more desirable opportunities than retaining those properties. We cannot be sure we will sell any of these properties or what the terms of any sales may be or that we will acquire replacement properties that improve our asset quality or our ability to increase our distributions to shareholders,
•We may not succeed in maintaining our leverage consistent with our current investment grade ratings or levels that the market or credit rating agencies believe are appropriate,
•Some of our tenants may not renew expiring leases or they may exercise their rights, if any, to vacate their space before the stated expirations of their leases, and we may be unable to obtain new tenants to maintain or increase the historical occupancy rates of, or rents from, our properties,
•Rents that we can charge at our properties may decline upon renewals or expirations because of changing market conditions or otherwise,
•Leasing for some of our properties depends on a private sector single tenant and we may be adversely affected by the bankruptcy, insolvency, a downturn of business or a lease termination of such single tenant,
•Our belief that there is a likelihood that tenants may renew or extend our leases prior to their expirations whenever they have made significant investments in the leased properties, or because those properties may be of strategic importance to them, may not be realized,
•Overall new leasing volume may decrease more than we currently expect. In addition, if the COVID-19 pandemic and any resulting economic downturn continue for an extended period or worsen, our tenants may become unable to pay rent or they may elect to not renew their leases with us. Further, some of our government leases provide the tenant with certain rights to terminate their lease early. Budgetary and other fiscal pressures may result in some governmental tenants terminating their leases early or not renewing their leases. In addition, the COVID-19 pandemic has caused changes in workplace practices, including increased remote work arrangements. To the extent those practices become permanent or increased, leasing demand for office space may decline. As a result of these factors, our tenant retention levels could decline and we may experience reduced rent or incur increased costs under future new or renewal leases,
•Our belief that we are well positioned to opportunistically recycle and deploy capital may not be realized. We may fail to identify and execute on opportunities to deploy capital and any deployment of capital we may make may not result in the returns that we expect,
•Our perception that, as a result of the COVID-19 pandemic, government tenants may seek to manage space utilization rates in order to provide greater physical distancing for employees, may prove incorrect,

•Our perception that activity prior to the outbreak of the COVID-19 pandemic suggested that the government had begun to shift its leasing strategy to include longer term leases and that the government was actively exploring 10 to 20 year lease terms at renewal, in some instances, may mistakenly imply that these activities are indicative of a trend or broader change in government leasing strategy or practices that will recommence after the COVID-19 pandemic ends. Further, even if such a trend or change were to recommence, that trend or change may not be sustained by the government,
•Contingencies in our acquisition and sale agreements may not be satisfied and any expected acquisitions and sales and any related lease arrangements we expect to enter may not occur, may be delayed or the terms of such transactions or arrangements may change,
•We expect to pursue accretively growing our property portfolio. However, we may not succeed in making acquisitions that are accretive and future acquisitions could be dilutive,
•The competitive advantages we believe we have may not in fact exist or provide us with the advantages we expect. We may fail to maintain any of these advantages or our competition may obtain or increase their competitive advantages relative to us,
•We intend to conduct our business activities in a manner that will afford us reasonable access to capital for investment and financing activities. However, we may not succeed in this regard and we may not have reasonable access to capital,
•Continued availability of borrowings under our revolving credit facility is subject to our satisfying certain financial covenants and other credit facility conditions that we may be unable to satisfy,
•Actual costs under our revolving credit facility will be higher than LIBOR plus a premium because of fees and expenses associated with such debt,
•The interest rates payable under our floating rate debt obligations depend upon our credit ratings. If our credit ratings are downgraded, our borrowing costs will increase,
•Our ability to access debt capital and the cost of our debt capital will depend in part on our credit ratings. If our credit ratings are downgraded, we may not be able to access debt capital or the debt capital we can access may be expensive,
•We may be unable to repay our debt obligations when they become due,
•The maximum borrowing availability under our revolving credit facility may be increased to up to $1.95 billion in certain circumstances; however, increasing the maximum borrowing availability under our revolving credit facility is subject to our obtaining additional commitments from lenders, which may not occur,
•We have the option to extend the maturity date of our revolving credit facility upon payment of a fee and meeting other conditions; however, the applicable conditions may not be met,
•We may incur significant costs to prepare a property for tenancy, particularly for single tenant properties,
•We may spend more for capital expenditures than we currently expect,
•We may fail to obtain development rights or entitlements that we may seek for development and other projects we may wish to conduct at our properties,
•Our existing joint venture arrangements and any other joint venture arrangements that we may enter may not be successful,
•Any redevelopment projects we undertake may be unsuccessful, may require greater capital expenditures or other costs than we project or may take significant time to complete,
•We believe that we are well positioned to weather the present disruptions of the COVID-19 pandemic facing the real estate industry. However, the full extent of the future impact of the COVID-19 pandemic is unknown and we may not realize similar or better operating results in the future,
•We believe that the near term impact of the COVID-19 pandemic to us will not be material due to the strength of our tenant base. However, if the COVID-19 pandemic and any resulting economic downturn continue for an extended period of time or worsen, our tenants may be significantly adversely impacted, which may result in those tenants seeking relief from their rent obligations, their inability to pay rent, the termination of their leases or our tenants not renewing their leases or renewing their leases for less space. Therefore, the impact we experience in the near term may be worse than we currently expect and our results of operations and financial position may be negatively affected,
•We have granted requests to some of our tenants to defer payments over, in most cases, a 12-month period, all of which have commenced. However, current market and economic conditions may deteriorate further and the rent assistance granted by us may not be sufficient to ensure that tenants will be able to meet their rent payment obligations under their leases with us, which may result in an increase in tenant defaults and terminations,
•The business and property management agreements between us and RMR LLC have continuing 20 year terms. However, those agreements permit early termination in certain circumstances. Accordingly, we cannot be sure that these agreements will remain in effect for continuing 20 year terms,
•We believe that our relationships with our related parties, including RMR LLC, Sonesta and others affiliated with them, may benefit us and provide us with competitive advantages in operating and growing our business. However, the advantages we believe we may realize from these relationships may not materialize, and
•It is difficult to accurately estimate leasing related obligations and costs of property repositioning, development, redevelopment and tenant improvement costs. Our unspent leasing related obligations and development or redevelopment costs may cost more and may take longer to complete than we currently expect, and we may incur increased amounts for these and similar purposes in the future.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer purchases of equity securities. The following table provides information about our purchases of our equity securities during the quarter ended June 30, 2021:

Calendar Month	Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
June 2021	12,009	$29.33	—	—
(1)These common share withholdings and purchases were made to satisfy tax withholding and payment obligations of one of our Trustees and certain former officers and employees of RMR LLC in connection with awards of our common shares and the vesting of those and prior awards of common shares to them. We withheld and purchased these shares at their fair market values based upon the trading prices of our common shares at the close of trading on Nasdaq on the purchase dates.
Item 6. Exhibits

Exhibit Number	Description
3.1
Composite Copy of Amended and Restated Declaration of Trust, dated June 8, 2009, as amended to date. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020.)

3.2	Amended and Restated Bylaws of the Company, adopted March 27, 2019. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 28, 2019.)

4.1	Form of Common Share Certificate. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2018.)

4.2	Indenture, dated as of July 20, 2017, between the Company and U.S. Bank National Association. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 21, 2017.)

4.3
First Supplemental Indenture, dated as of July 20, 2017, between the Company and U.S. Bank National Association, relating to the Company’s 4.000% Senior Notes due 2022, including form thereof. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 21, 2017.)

4.4
Second Supplemental Indenture, dated as of June 23, 2020, between the Company and U.S. Bank National Association, relating to the Company’s 6.375% Senior Notes due 2050, including form thereof. (Incorporated by reference to the Company’s Registration Statement on Form 8-A filed on June 23, 2020.)

4.5
Third Supplemental Indenture, dated as of May 18, 2021, between the Company and U.S. Bank National Association, relating to the Company’s 2.650% Senior Notes due 2026, including form thereof. (Filed herewith.)

4.6
Indenture, dated as of February 3, 2015, between the Company (as successor to Select Income REIT) and U.S. Bank National Association. (Incorporated by reference to Select Income REIT’s Current Report on Form 8-K filed on February 3, 2015.)

4.7
First Supplemental Indenture, dated as of February 3, 2015, between the Company (as successor to Select Income REIT) and U.S. Bank National Association, including the forms of 4.15% Senior Notes due 2022 and 4.50% Senior Notes due 2025. (Incorporated by reference to Select Income REIT’s Current Report on Form 8-K filed on February 3, 2015.)

4.8
Second Supplemental Indenture, dated as of May 15, 2017, between the Company (as successor to Select Income REIT) and U.S. Bank National Association, including the form of 4.250% Senior Notes due 2024. (Incorporated by reference to Select Income REIT’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed by Select Income REIT on July 25, 2017.)

4.9
Third Supplemental Indenture, dated as of December 31, 2018, among Select Income REIT, the Company and U.S. Bank National Association. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 31, 2018.)

4.10
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

10.1	Summary of Trustee Compensation. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 21, 2021.)

10.2	Form of Indemnification Agreement. (Filed herewith.)

31.1	Rule 13a-14(a) Certification. (Filed herewith.)

31.2	Rule 13a-14(a) Certification. (Filed herewith.)

31.3	Rule 13a-14(a) Certification. (Filed herewith.)

31.4	Rule 13a-14(a) Certification. (Filed herewith.)

32.1	Section 1350 Certification. (Furnished herewith.)

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document. (Filed herewith.)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (Filed herewith.)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (Filed herewith.)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (Filed herewith.)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (Filed herewith.)
104	Cover Page Interactive Data File. (Formatted as Inline XBRL and contained in Exhibit 101.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OFFICE PROPERTIES INCOME TRUST

By:	/s/ Christopher J. Bilotto
Christopher J. Bilotto
President and Chief Operating Officer
Dated: July 29, 2021

By:	/s/ Matthew C. Brown
Matthew C. Brown
Chief Financial Officer and Treasurer
(principal financial officer and principal accounting officer)
Dated: July 29, 2021