Form 10-Q
period 2021-09-30
OFFICE PROPERTIES INCOME TRUST
filed 2021-10-28
CIK 1456772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Number of registrant’s common shares of beneficial interest, $.01 par value per share, outstanding as of October 27, 2021: 48,425,665

OFFICE PROPERTIES INCOME TRUST

FORM 10-Q

September 30, 2021

References in this Quarterly Report on Form 10-Q to “the Company”, “OPI”, “we”, “us” or “our” include Office Properties Income Trust and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

PART I.    Financial Information
Item 1.    Financial Statements
OFFICE PROPERTIES INCOME TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)
(unaudited)

	September 30, 2021	December 31, 2020
ASSETS
Real estate properties:
Land	$873,488	$830,884
Buildings and improvements	2,964,277	2,691,259
Total real estate properties, gross	3,837,765	3,522,143
Accumulated depreciation	(459,408)	(451,914)
Total real estate properties, net	3,378,357	3,070,229
Assets of properties held for sale	71,873	75,177
Investments in unconsolidated joint ventures	35,828	37,951
Acquired real estate leases, net	536,772	548,943
Cash and cash equivalents	54,881	42,045
Restricted cash	1,139	14,810
Rents receivable	97,507	101,766
Deferred leasing costs, net	52,182	42,626
Other assets, net	11,339	12,889
Total assets	$4,239,878	$3,946,436

LIABILITIES AND SHAREHOLDERS’ EQUITY
Unsecured revolving credit facility	$—	$—
Senior unsecured notes, net	2,477,730	2,033,242
Mortgage notes payable, net	98,460	169,729
Liabilities of properties held for sale	1,059	891
Accounts payable and other liabilities	126,317	116,480
Due to related persons	12,571	6,114
Assumed real estate lease obligations, net	17,761	10,588
Total liabilities	2,733,898	2,337,044

Commitments and contingencies

Shareholders’ equity:
Common shares of beneficial interest, $0.01 par value: 200,000,000 shares authorized, 48,425,924 and 48,318,366 shares issued and outstanding, respectively	484	483
Additional paid in capital	2,616,751	2,615,305
Cumulative net income	158,770	183,895
Cumulative common distributions	(1,270,025)	(1,190,291)
Total shareholders’ equity	1,505,980	1,609,392
Total liabilities and shareholders’ equity	$4,239,878	$3,946,436

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OFFICE PROPERTIES INCOME TRUST
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(amounts in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Rental income	$147,572	$145,806	$429,195	$441,294

Expenses:
Real estate taxes	20,067	16,113	52,133	48,701
Utility expenses	7,389	7,564	19,131	19,777
Other operating expenses	26,537	26,366	76,874	78,033
Depreciation and amortization	59,533	62,227	178,991	189,340
Loss on impairment of real estate	(3)	2,954	55,854	2,954
General and administrative	448	7,059	24,690	21,372
Total expenses	113,971	122,283	407,673	360,177

Gain on sale of real estate	36	—	54,154	10,822
Interest and other income	—	2	7	738
Interest expense (including net amortization of debt premiums, discounts and issuance costs of $2,442, $2,477, $7,366 and $7,162, respectively)	(26,929)	(27,097)	(84,728)	(79,461)
Loss on early extinguishment of debt	(2,274)	—	(14,068)	(3,839)
Income (loss) before income tax (expense) benefit and equity in net losses of investees	4,434	(3,572)	(23,113)	9,377
Income tax (expense) benefit	(34)	54	(348)	(220)
Equity in net losses of investees	(688)	(279)	(1,664)	(815)
Net income (loss)	3,712	(3,797)	(25,125)	8,342
Other comprehensive income (loss):
Unrealized gain on financial instrument	—	85	—	200
Other comprehensive income	—	85	—	200
Comprehensive income (loss)	$3,712	$(3,712)	$(25,125)	$8,542

Weighted average common shares outstanding (basic)	48,211	48,132	48,179	48,111
Weighted average common shares outstanding (diluted)	48,244	48,132	48,179	48,111

Per common share amounts (basic and diluted):
Net income (loss)	$0.08	$(0.08)	$(0.52)	$0.17

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OFFICE PROPERTIES INCOME TRUST
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(dollars in thousands)
(unaudited)

	Number of Shares	Common Shares	Additional Paid In Capital	Cumulative Net Income	Cumulative Common Distributions	Total Shareholders’ Equity
Balance at December 31, 2020	48,318,366	$483	$2,615,305	$183,895	$(1,190,291)	$1,609,392
Share grants	—	—	321	—	—	321
Net income	—	—	—	37,860	—	37,860
Distributions to common shareholders	—	—	—	—	(26,575)	(26,575)
Balance at March 31, 2021	48,318,366	483	2,615,626	221,755	(1,216,866)	1,620,998
Share grants	28,000	—	1,176	—	—	1,176
Share repurchases	(12,009)	—	(352)	—	—	(352)
Net loss	—	—	—	(66,697)	—	(66,697)
Distributions to common shareholders	—	—	—	—	(26,575)	(26,575)
Balance at June 30, 2021	48,334,357	483	2,616,450	155,058	(1,243,441)	1,528,550
Share grants	117,800	1	950	—	—	951
Share forfeitures and repurchases	(26,233)	—	(649)	—	—	(649)
Net income	—	—	—	3,712	—	3,712
Distributions to common shareholders	—	—	—	—	(26,584)	(26,584)
Balance at September 30, 2021	48,425,924	$484	$2,616,751	$158,770	$(1,270,025)	$1,505,980
`

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OFFICE PROPERTIES INCOME TRUST
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(dollars in thousands)
(unaudited)

	Number of Shares	Common Shares	Additional Paid In Capital	Cumulative Net Income	Cumulative Other Comprehensive Loss	Cumulative Common Distributions	Total Shareholders’ Equity
Balance at December 31, 2019	48,201,941	$482	$2,612,425	$177,217	$(200)	$(1,084,170)	$1,705,754
Share grants	—	—	379	—	—	—	379
Share repurchases	(1,012)	—	(27)	—	—	—	(27)
Net current period other comprehensive loss	—	—	—	—	(61)	—	(61)
Net income	—	—	—	10,840	—	—	10,840
Distributions to common shareholders	—	—	—	—	—	(26,511)	(26,511)
Balance at March 31, 2020	48,200,929	482	2,612,777	188,057	(261)	(1,110,681)	1,690,374
Share grants	28,000	—	1,121	—	—	—	1,121
Share repurchases	(1,129)	—	(30)	—	—	—	(30)
Net current period other comprehensive income	—	—	—	—	176	—	176
Net income	—	—	—	1,299	—	—	1,299
Distributions to common shareholders	—	—	—	—	—	(26,510)	(26,510)
Balance at June 30, 2020	48,227,800	482	2,613,868	189,356	(85)	(1,137,191)	1,666,430
Share grants	108,600	1	864	—	—	—	865
Share forfeitures and repurchases	(18,034)	—	(386)	—	—	—	(386)
Amounts reclassified from cumulative other comprehensive loss to net loss	—	—	—	—	85	—	85
Net loss	—	—	—	(3,797)	—	—	(3,797)
Distributions to common shareholders	—	—	—	—	—	(26,525)	(26,525)
Balance at September 30, 2020	48,318,366	$483	$2,614,346	$185,559	$—	$(1,163,716)	$1,636,672

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OFFICE PROPERTIES INCOME TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Nine Months Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(25,125)	$8,342
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	67,469	62,570
Net amortization of debt premiums, discounts and issuance costs	7,366	7,162
Amortization of acquired real estate leases	108,471	126,409
Amortization of deferred leasing costs	5,750	5,208
Gain on sale of real estate	(54,154)	(10,822)
Loss on impairment of real estate	55,854	2,954
Loss on early extinguishment of debt	9,694	2,701
Straight line rental income	(13,128)	(12,963)
Other non-cash expenses, net	1,627	1,542
Equity in net losses of investees	1,664	815
Change in assets and liabilities:
Rents receivable	10,567	(4,853)
Deferred leasing costs	(14,388)	(10,722)
Other assets	(1,523)	(860)
Accounts payable and other liabilities	(7,919)	(11,593)
Due to related persons	6,457	208
Net cash provided by operating activities	158,682	166,098

CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate acquisitions	(563,447)	(11,864)
Real estate improvements	(65,186)	(55,135)
Distributions in excess of earnings from unconsolidated joint ventures	459	408
Distributions in excess of earnings from Affiliates Insurance Company	—	287
Proceeds from sale of properties, net	192,476	81,528
Proceeds from repayment of mortgage note receivable	—	2,880
Net cash (used in) provided by investing activities	(435,698)	18,104

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of mortgage notes payable	(72,238)	(154,734)
Repayment of senior unsecured notes	(610,000)	(400,000)
Proceeds from issuance of senior unsecured notes, net	1,041,809	408,932
Borrowings on unsecured revolving credit facility	755,000	561,467
Repayments on unsecured revolving credit facility	(755,000)	(561,467)
Payment of debt issuance costs	(2,655)	(1,477)
Repurchase of common shares	(1,001)	(434)
Distributions to common shareholders	(79,734)	(79,546)
Net cash provided by (used in) financing activities	276,181	(227,259)

Decrease in cash, cash equivalents and restricted cash	(835)	(43,057)
Cash, cash equivalents and restricted cash at beginning of period	56,855	100,696
Cash, cash equivalents and restricted cash at end of period	$56,020	$57,639

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OFFICE PROPERTIES INCOME TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(dollars in thousands)
(unaudited)

	Nine Months Ended September 30,
	2021	2020
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$86,917	$83,116
Income taxes paid	$294	$1,097

NON-CASH INVESTING ACTIVITIES:
Real estate improvements accrued, not paid	$15,428	$12,640
Real estate acquisitions	$(13,031)	$—
Capitalized interest	$392	$119

SUPPLEMENTAL DISCLOSURE OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows:

	As of September 30,
	2021	2020
Cash and cash equivalents	$54,881	$45,035
Restricted cash (1)	1,139	12,604
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$56,020	$57,639
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
Note 2. Per Common Share Amounts
The following table provides a reconciliation of the weighted average number of common shares used in the calculation of basic and diluted earnings per share (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Weighted average common shares for basic earnings per share	48,211	48,132	48,179	48,111
Effect of dilutive securities: unvested share awards (1)	33	—	—	—
Weighted average common shares for diluted earnings per share	48,244	48,132	48,179	48,111
(1)For the three months ended September 30, 2020 and the nine months ended September 30, 2021 and 2020, there were no dilutive common shares and certain unvested common shares were not included in the calculation of diluted earnings per share because to do so would have been antidilutive.
Note 3. Real Estate Properties
As of September 30, 2021, our wholly owned properties were comprised of 178 properties containing a combined approximately 23,274,000 rentable square feet. The aggregate undepreciated carrying value of our wholly owned properties as of September 30, 2021 was $3,916,800, including $79,035 classified as held for sale, and we had noncontrolling ownership interests of 51% and 50% in two unconsolidated joint ventures that own three properties containing a combined approximately 444,000 rentable square feet. We generally lease space at our properties on a gross lease, modified gross lease or net lease basis pursuant to fixed term contracts expiring between 2021 and 2053. Some of our leases generally require us to pay all or some property operating expenses and to provide all or most property management services. During the three months ended September 30, 2021, we entered into 20 leases for approximately 659,000 rentable square feet for a weighted (by rentable square feet) average lease term of 10.9 years and we made commitments for approximately $46,133 of leasing related costs. During the nine months ended September 30, 2021, we entered into 65 leases for approximately 1,782,000 rentable square feet for a weighted (by rentable square feet) average lease term of 10.9 years and we made commitments for approximately $129,980 of leasing related costs. As of September 30, 2021, we had estimated unspent leasing related obligations of $129,369.
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
Acquisition Activities
During the nine months ended September 30, 2021, we acquired three properties containing a combined approximately 926,000 rentable square feet for an aggregate purchase price of $576,478, including net purchase price adjustments of $1,761 and acquisition related costs of $1,264. These acquisitions were accounted for as asset acquisitions. We allocated the purchase prices of these acquisitions based on the relative estimated fair values of the acquired assets and assumed liabilities as follows:

Acquisition Date	Location	Number of Properties	Rentable Square Feet	Purchase Price	Land	Buildings and Improvements	Acquired Real Estate Leases	Assumed Real Estate Lease Obligations
June 2021	Chicago, IL (1)	1	531,000	$368,331	$42,935	$258,348	$76,136	$(9,088)
June 2021	Atlanta, GA	1	346,000	180,602	13,040	135,459	32,103	—
August 2021	Boston, MA	1	49,000	27,545	16,103	10,217	1,225	—
		3	926,000	$576,478	$72,078	$404,024	$109,464	$(9,088)
(1)Purchase price includes an adjustment of $13,031 to record an estimated real estate tax liability as of the acquisition date.
Disposition Activities
During the nine months ended September 30, 2021, we sold six properties and a warehouse facility adjacent to a property we own containing a combined approximately 2,565,000 rentable square feet for an aggregate sales price of $198,415, excluding closing costs. The sales of these properties, as presented in the table below, do not represent significant dispositions, individually or in the aggregate, nor do they represent a strategic shift in our business. As a result, the results of operations of these properties are included in continuing operations through the date of sale in our condensed consolidated statements of comprehensive income (loss).

Date of Sale	Number of Properties	Location	Rentable Square Feet	Gross Sales Price (1)	Gain (Loss) on Sale of Real Estate	Loss on Impairment of Real Estate
January 2021	—	Kansas City, MO (2)	10,000	$845	$(63)	$—
January 2021	1	Richmond, VA	311,000	130,000	54,181	—
April 2021	1	Huntsville, AL	1,371,000	39,000	—	5,383
July 2021	1	Fresno, CA	532,000	6,000	—	33,902
July 2021	1	Liverpool, NY	38,000	650	31	—
August 2021	1	Memphis, TN	205,000	15,270	287	—
September 2021	1	Stoneham, MA	98,000	6,650	(282)	5,911
	6		2,565,000	$198,415	$54,154	$45,196
(1)Gross sales price is the gross contract price, excluding closing costs.
(2)Consists of a warehouse facility adjacent to a property we own located in Kansas City, MO.

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)
(unaudited)
As of September 30, 2021, we had five properties and two land parcels classified as held for sale in our condensed consolidated balance sheet. These properties and land parcels have been sold or are under agreement to sell for an aggregate sales price of $84,500, excluding closing costs, and are summarized below:

Date of Sale Agreement	Number of Properties	Location	Rentable Square Feet	Gross Sales Price (1)
August 2021	—	Sterling, VA (2)	—	$28,500
October 2021	5	Brookhaven, GA	378,000	56,000
	5		378,000	$84,500
(1)Gross sales price is the gross contract price, excluding closing costs.
(2)Consists of two vacant land parcels adjacent to properties we own located in Sterling, VA. The sale of these land parcels was completed in October 2021.
In addition to the properties discussed above, we are currently marketing for sale 17 properties containing approximately 2,161,000 rentable square feet. As of September 30, 2021, three of these properties containing approximately 448,000 rentable square feet are classified as held for sale in our condensed consolidated balance sheet. We recorded a $10,658 loss on impairment of real estate to adjust the carrying value of these three properties to their estimated fair values less cost to sell during the nine months ended September 30, 2021. We have determined the remaining 14 properties were not impaired nor did they meet the held for sale criteria as of September 30, 2021.
We cannot be sure we will sell any properties we are marketing for prices in excess of our carrying values or that we will not recognize impairment losses or losses on sale with respect to these properties. In addition, our pending sale is subject to conditions; accordingly, we cannot be sure that we will complete this sale or that this sale will not be delayed or the terms will not change.
Unconsolidated Joint Ventures
We own interests in two joint ventures that own three properties. We account for these investments under the equity method of accounting. As of September 30, 2021 and December 31, 2020, our investments in unconsolidated joint ventures consisted of the following:

		OPI Carrying Value of Investments at
Joint Venture	OPI Ownership	September 30, 2021	December 31, 2020	Number of Properties	Location	Rentable Square Feet
Prosperity Metro Plaza	51%	$21,142	$21,888	2	Fairfax, VA	329,000
1750 H Street, NW	50%	14,686	16,063	1	Washington, D.C.	115,000
Total		$35,828	$37,951	3		444,000
The following table provides a summary of the mortgage debt of our two unconsolidated joint ventures:

Joint Venture	Interest Rate (1)	Maturity Date	Principal Balance at September 30, 2021 and December 31, 2020 (2)
Prosperity Metro Plaza	4.09%	12/1/2029	$50,000
1750 H Street, NW	3.69%	8/1/2024	32,000
Weighted Average / Total	3.93%		$82,000
(1)Includes the effect of mark to market purchase accounting.
(2)Reflects the entire balance of the debt secured by the properties and is not adjusted to reflect the interests in the joint ventures we do not own. None of the debt is recourse to us.
At September 30, 2021, the aggregate unamortized basis difference of our two unconsolidated joint ventures of $7,098 is primarily attributable to the difference between the amount we paid to purchase our interest in these joint ventures, including transaction costs, and the historical carrying value of the net assets of these joint ventures. This difference is being amortized over the remaining useful life of the related properties and the resulting amortization expense is included in equity in net losses of investees in our condensed consolidated statements of comprehensive income (loss).

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
We increased rental income to record revenue on a straight line basis by $3,924 and $3,912 for the three months ended September 30, 2021 and 2020, respectively, and $13,128 and $12,963 for the nine months ended September 30, 2021 and 2020, respectively. Rents receivable, excluding properties classified as held for sale, include $76,033 and $68,824 of straight line rent receivables at September 30, 2021 and December 31, 2020, respectively.
We do not include in our measurement of our lease receivables certain variable payments, including payments determined by changes in the index or market-based indices after the inception of the lease, certain tenant reimbursements and other income until the specific events that trigger the variable payments have occurred. Such payments totaled $24,098 and $60,446 for the three and nine months ended September 30, 2021, respectively, of which tenant reimbursements totaled $23,167 and $57,609, respectively. For the three and nine months ended September 30, 2020, such payments totaled $18,606 and $56,654, respectively, of which tenant reimbursements totaled $17,495 and $53,346, respectively.
Note 5. Concentration
Tenant and Credit Concentration
We define annualized rental income as the annualized contractual base rents from our tenants pursuant to our lease agreements as of the measurement date, plus straight line rent adjustments and estimated recurring expense reimbursements to be paid to us, and excluding lease value amortization. As of September 30, 2021, the U.S. government, 11 state governments and four other government tenants combined were responsible for approximately 29.8% of our annualized rental income. As of September 30, 2020, the U.S. government, 11 state governments and two other government tenants combined were responsible for approximately 35.6% of our annualized rental income. The U.S. government is our largest tenant by annualized rental income and represented approximately 19.7% and 25.2% of our annualized rental income as of September 30, 2021 and 2020, respectively.
Geographic Concentration
At September 30, 2021, our 178 wholly owned properties were located in 33 states and the District of Columbia. Properties located in Virginia, California, the District of Columbia, Illinois and Georgia were responsible for 12.2%, 11.0%, 9.6%, 9.1% and 8.0% of our annualized rental income as of September 30, 2021, respectively.
Note 6. Indebtedness
Our principal debt obligations at September 30, 2021 were: (1) $2,512,000 aggregate outstanding principal amount of senior unsecured notes; and (2) $98,604 aggregate outstanding principal amount of mortgage notes.
Our $750,000 revolving credit facility is governed by a credit agreement, or our credit agreement, with a syndicate of institutional lenders that includes a feature under which the maximum aggregate borrowing availability may be increased to up to $1,950,000 in certain circumstances. Our revolving credit facility is available for general business purposes, including acquisitions. The maturity date of our revolving credit facility is January 31, 2023 and, subject to our payment of an extension fee and meeting certain other conditions, we have the option to extend the stated maturity date of our revolving credit facility by two additional six month periods. We can borrow, repay and reborrow funds available under our revolving credit facility until maturity and no principal repayment is due until maturity. We are required to pay interest at a rate of LIBOR plus a premium, which was 110 basis points per annum at September 30, 2021, on the amount outstanding under our revolving credit facility, if any. We also pay a facility fee on the total amount of lending commitments under our revolving credit facility, which was 25

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)
(unaudited)
basis points per annum at September 30, 2021. Both the interest rate premium and facility fee are subject to adjustment based upon changes to our credit ratings. As of September 30, 2021 and December 31, 2020, the annual interest rate payable on borrowings under our revolving credit facility was 1.2%. The weighted average annual interest rate for borrowings under our revolving credit facility was 1.2% for each of the three months ended September 30, 2021 and 2020, and 1.2% and 2.0% for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021 and October 27, 2021, we had no amounts outstanding under our revolving credit facility and $750,000 available for borrowing.
Our credit agreement and senior unsecured notes indentures and their supplements provide for acceleration of payment of all amounts due thereunder upon the occurrence and continuation of certain events of default, such as, in the case of our credit agreement, a change of control of us, which includes The RMR Group LLC, or RMR LLC, ceasing to act as our business and property manager. Our credit agreement and senior unsecured notes indentures and their supplements also contain covenants, including covenants that restrict our ability to incur debts, require us to comply with certain financial covenants and, in the case of our credit agreement, restrict our ability to make distributions under certain circumstances. We believe we were in compliance with the terms and conditions of the respective covenants under our credit agreement and senior unsecured notes indentures and their supplements at September 30, 2021.
Senior Unsecured Note Issuances
In May 2021, we issued $300,000 of 2.650% senior unsecured notes due 2026 in an underwritten public offering, raising net proceeds of $296,826, after deducting underwriters’ discounts and offering expenses. These notes require semi-annual payments of interest only through maturity on June 15, 2026 and may be repaid at par plus accrued and unpaid interest on or after May 15, 2026.
In August 2021, we issued $350,000 of 2.400% senior unsecured notes due 2027 in an underwritten public offering, raising net proceeds of $346,630, after deducting underwriters’ discounts and offering expenses. These notes require semi-annual payments of interest only through maturity on February 1, 2027 and may be repaid at par plus accrued and unpaid interest on or after January 1, 2027.
In September 2021, we issued $400,000 of 3.450% senior unsecured notes due 2031 in an underwritten public offering, raising net proceeds of $395,698, after deducting underwriters’ discounts and offering expenses. These notes require semi-annual payments of interest only through maturity on October 15, 2031 and may be repaid at par plus accrued and unpaid interest on or after July 15, 2031.
Senior Unsecured Note Redemptions
In June 2021, we redeemed, at par plus accrued interest, all $310,000 of our 5.875% senior unsecured notes due 2046. As a result of this redemption, we recognized a loss on early extinguishment of debt of $8,581 during the nine months ended September 30, 2021, from the write off of unamortized debt issuance costs.
In September 2021, we redeemed, at a premium plus accrued interest, all $300,000 of our 4.15% senior unsecured notes due 2022. As a result of this redemption, we recognized a loss on early extinguishment of debt of $2,274 during the nine months ended September 30, 2021, from a prepayment penalty and the write off of unamortized discounts.
Mortgage Note Repayment
In June 2021, we prepaid, at a premium plus accrued interest, a mortgage note secured by three properties with an outstanding principal balance of $71,000, an annual interest rate of 3.55% and a maturity date in May 2023. As a result of the prepayment of this mortgage note, we recognized a loss on early extinguishment of debt of $3,213 during the nine months ended September 30, 2021, from a prepayment penalty and the write off of unamortized discounts.
At September 30, 2021, three of our properties with an aggregate net book value of $189,298 were encumbered by mortgage notes with an aggregate principal amount of $98,604. Our mortgage notes are non-recourse, subject to certain limited exceptions and do not contain any material financial covenants.

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)
(unaudited)
Note 7. Fair Value of Assets and Liabilities
The following table presents certain of our assets measured at fair value at September 30, 2021, categorized by the level of inputs, as defined in the fair value hierarchy under GAAP, used in the valuation of each asset:

		Fair Value at Reporting Date Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Non-recurring Fair Value Measurements Assets
Assets of properties held for sale (1)	$20,300	$—	$—	$20,300
(1)We recorded impairment charges of $10,658 to reduce the carrying value of three properties that are classified as held for sale in our condensed consolidated balance sheet to their estimated fair value, less estimated costs to sell of $425, based on third party offers (Level 3 inputs as defined in the fair value hierarchy under GAAP). See Note 3 for more information.
In addition to the assets described in the table above, our financial instruments include our cash and cash equivalents, restricted cash, rents receivable, accounts payable, a revolving credit facility, senior unsecured notes, mortgage notes payable, amounts due to related persons, other accrued expenses and security deposits. At September 30, 2021 and December 31, 2020, the fair values of our financial instruments approximated their carrying values in our condensed consolidated financial statements, due to their short term nature or floating interest rates, except as follows:

	As of September 30, 2021		As of December 31, 2020
Financial Instrument	Carrying Value (1)	Fair Value	Carrying Value (1)	Fair Value
Senior unsecured notes, 4.15% interest rate, due in 2022 (2)	$—	$—	$298,853	$306,192
Senior unsecured notes, 4.00% interest rate, due in 2022	299,270	306,717	298,579	306,756
Senior unsecured notes, 4.25% interest rate, due in 2024	344,011	371,980	342,299	365,435
Senior unsecured notes, 4.50% interest rate, due in 2025	638,507	697,460	635,921	688,399
Senior unsecured notes, 2.650% interest rate, due in 2026 (3)	297,057	302,846	—	—
Senior unsecured notes, 2.400% interest rate, due in 2027 (4)	346,713	346,456	—	—
Senior unsecured notes, 3.450% interest rate, due in 2031 (5)	395,701	393,680	—	—
Senior unsecured notes, 5.875% interest rate, due in 2046 (6)	—	—	301,264	322,028
Senior unsecured notes, 6.375% interest rate, due in 2050	156,471	180,533	156,326	171,590
Mortgage notes payable (7)	98,460	101,351	169,729	174,952
Total	$2,576,190	$2,701,023	$2,202,971	$2,335,352

(1)Includes unamortized debt premiums, discounts and issuance costs totaling $34,414 and $39,871 as of September 30, 2021 and December 31, 2020, respectively.
(2)These senior notes were redeemed in September 2021.
(3)These senior notes were issued in May 2021.
(4)These senior notes were issued in August 2021.
(5)These senior notes were issued in September 2021.
(6)These senior notes were redeemed in June 2021.
(7)Balance as of December 31, 2020 includes one mortgage note secured by three properties with an outstanding principal balance of $71,000 that was prepaid in June 2021.

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
On September 15, 2021, we awarded under our equity compensation plan an aggregate of 117,800 of our common shares, valued at $25.42 per share, the closing price of our common shares on Nasdaq on that day, to our officers and certain other employees of RMR LLC.
Share Purchases
During the three and nine months ended September 30, 2021, we purchased an aggregate of 25,533 and 37,542 of our common shares, respectively, valued at a weighted average share price of $25.24 and $26.55 per share, respectively, from certain of our current and former Trustees and officers and certain other current and former officers and employees of RMR LLC in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of our common shares.
Distributions
During the nine months ended September 30, 2021, we declared and paid regular quarterly distributions to common shareholders as follows:

Declaration Date	Record Date	Paid Date	Distributions Per Common Share	Total Distributions
January 14, 2021	January 25, 2021	February 18, 2021	$0.55	$26,575
April 15, 2021	April 26, 2021	May 20, 2021	0.55	26,575
July 15, 2021	July 26, 2021	August 19, 2021	0.55	26,584
			$1.65	$79,734
On October 14, 2021, we declared a regular quarterly distribution to common shareholders of record on October 25, 2021 of $0.55 per share, or approximately $26,600. We expect to pay this distribution on or about November 18, 2021.
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
Pursuant to our business management agreement with RMR LLC, we recognized net business management fees of $(1,738) and $18,287 for the three and nine months ended September 30, 2021, respectively, and $4,236 and $13,237 for the three and nine months ended September 30, 2020, respectively. The net business management fees we recognized for the three months ended September 30, 2021 include a reversal of $6,627 of previously accrued estimated business management incentive fees, which represents the amount by which the 2021 business management incentive fees as of June 30, 2021 exceeded the amount estimated as of September 30, 2021. The net business management fees for the nine months ended September 30, 2021 include $4,484 of estimated business management incentive fees. The estimated business management incentive fees as of September 30, 2021 are based on our common share total return, as defined in our business management agreement, for the measurement period ending as of that date. We did not recognize any estimated business management incentive fees for the three or nine months ended September 30, 2020. The actual amount of annual incentive fees for 2021, if any, will be based on our common share total return, as defined in our business management agreement, for the three year period ending December 31, 2021, and will be payable in January 2022. We did not incur an incentive fee payable to RMR LLC for the year ended December 31, 2020. We include business management fees in general and administrative expenses in our condensed consolidated statements of comprehensive income (loss).

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)
(unaudited)
We and RMR LLC amended our business management agreement effective August 1, 2021 to replace the benchmark index used in the calculation of incentive management fees. Pursuant to the amendment, for periods beginning on and after August 1, 2021, the MSCI U.S. REIT/Office REIT Index will replace the discontinued SNL U.S. REIT Office Index and be used to calculate benchmark returns per share for purposes of determining any incentive management fee payable by us to RMR LLC. For periods prior to August 1, 2021, the SNL U.S. REIT Office Index will continue to be used. Accordingly, the calculation of incentive management fees for the next three measurement periods will continue to use the SNL U.S. REIT Office Index in calculating the benchmark returns for periods through July 31, 2021. This change of index was due to S&P Global ceasing to publish the SNL U.S. REIT Office Index.

Pursuant to our property management agreement with RMR LLC, we recognized aggregate net property management and construction supervision fees of $5,519 and $15,045 for the three and nine months ended September 30, 2021, respectively, and $5,189 and $15,381 for the three and nine months ended September 30, 2020, respectively. Of these amounts, for the three and nine months ended September 30, 2021, $4,224 and $12,239, respectively, were expensed to other operating expenses in our condensed consolidated financial statements and $1,295 and $2,806, respectively, were capitalized as building improvements in our condensed consolidated balance sheets. For the three and nine months ended September 30, 2020, $4,302 and $12,952, respectively, were expensed to other operating expenses in our condensed consolidated financial statements and $887 and $2,429, respectively, were capitalized as building improvements in our condensed consolidated balance sheets. The amounts capitalized are being depreciated over the estimated useful lives of the related capital assets.
We are generally responsible for all of our operating expenses, including certain expenses incurred or arranged by RMR LLC on our behalf. We are generally not responsible for payment of RMR LLC’s employment, office or administrative expenses incurred to provide management services to us, except for the employment and related expenses of RMR LLC’s employees assigned to work exclusively or partly at our properties, our share of the wages, benefits and other related costs of RMR LLC’s centralized accounting personnel, our share of RMR LLC’s costs for providing our internal audit function and as otherwise agreed. Our property level operating expenses are generally incorporated into the rents charged to our tenants, including certain payroll and related costs incurred by RMR LLC. We reimbursed RMR LLC $6,131 and $18,108 for these expenses and costs for the three and nine months ended September 30, 2021, respectively, and $6,437 and $18,687 for the three and nine months ended September 30, 2020, respectively. We included these amounts in other operating expenses and general and administrative expenses, as applicable, in our condensed consolidated statements of comprehensive income (loss).
Note 10. Related Person Transactions
We have relationships and historical and continuing transactions with RMR LLC, The RMR Group Inc., or RMR Inc., and others related to them, including other companies to which RMR LLC or its subsidiaries provide management services and some of which have trustees, directors or officers who are also our Trustees or officers. RMR LLC is a majority owned subsidiary of RMR Inc. The Chair of our Board of Trustees and one of our Managing Trustees, Adam Portnoy, is the sole trustee, an officer and the controlling shareholder of ABP Trust, which is the controlling shareholder of RMR Inc., a managing director and the president and chief executive officer of RMR Inc. and an officer and employee of RMR LLC. David Blackman resigned as our President and Chief Executive Officer, effective December 31, 2020, and as a Managing Trustee, effective June 17, 2021. In replacement of Mr. Blackman, Christopher J. Bilotto was appointed as our President and Chief Operating Officer, effective January 1, 2021, and Jennifer Clark was elected as a Managing Trustee on June 17, 2021. Mr. Bilotto is an officer and employee of RMR LLC, Ms. Clark is a managing director and an executive officer of RMR Inc. and an officer and employee of RMR LLC, and each of our other officers is also an officer and employee of RMR LLC. Some of our Independent Trustees also serve as independent trustees or independent directors of other public companies to which RMR LLC or its subsidiaries provide management services. Adam Portnoy serves as chair of the boards of trustees or boards of directors and as a managing director or managing trustee of those companies. Other officers of RMR LLC, including Ms. Clark, serve as managing trustees, managing directors or officers of certain of these companies.
See Note 8 for further information relating to our awards of common shares to our officers and certain other employees of RMR LLC in September 2021 and our repurchases of common shares from certain of our current and former Trustees and officers and certain other current and former officers and employees of RMR LLC in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of our common shares to them. We include amounts recognized as expense for awards of our common shares to our officers and to other RMR LLC employees in general and administrative expenses in our condensed consolidated statements of comprehensive income (loss).

Our Manager, RMR LLC. We have two agreements with RMR LLC to provide management services to us. See Note 9 for more information regarding our management agreements with RMR LLC.

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)
(unaudited)
Leases with RMR LLC. We lease office space to RMR LLC in certain of our properties for RMR LLC’s property management offices. Pursuant to our lease agreements with RMR LLC, we recognized rental income from RMR LLC for leased office space of $275 and $850 for the three and nine months ended September 30, 2021, respectively, and $282 and $836 for the three and nine months ended September 30, 2020, respectively.
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
OVERVIEW (dollars in thousands, except per share and per square foot data)
We are a real estate investment trust, or REIT, organized under Maryland law. As of September 30, 2021, our wholly owned properties were comprised of 178 properties and we had noncontrolling ownership interests of 51% and 50% in two unconsolidated joint ventures that own three properties containing a combined approximately 444,000 rentable square feet. As of September 30, 2021, our properties are located in 33 states and the District of Columbia and contain approximately 23,274,000 rentable square feet. As of September 30, 2021, our properties were leased to 331 different tenants with a weighted average remaining lease term (based on annualized rental income) of approximately 6.0 years. The U.S. government is our largest tenant, representing approximately 19.7% of our annualized rental income as of September 30, 2021. The term annualized rental income as used herein is defined as the annualized contractual base rents from our tenants pursuant to our lease agreements as of September 30, 2021, plus straight line rent adjustments and estimated recurring expense reimbursements to be paid to us, and excluding lease value amortization.
COVID-19 Pandemic
The COVID-19 pandemic and the various governmental and market responses intended to contain and mitigate the spread of the virus and its detrimental public health impact have had a significant impact on the global economy, including the U.S. economy. Many of the restrictions that had been imposed in the United States during the pandemic have since been lifted and commercial activity in the United States has increasingly returned to pre-pandemic practices and operations. We are continuing to closely monitor the impact of the COVID-19 pandemic on all aspects of our business. To date, the COVID-19 pandemic has not had a significant impact on our business and we continue to believe that our financial resources, the characteristics of our portfolio, including the diversity of our tenant base, both geographically and by industry, and the financial strength and resources of our tenants, will enable us to withstand the COVID-19 pandemic. However, we have received requests from some of our tenants for rent assistance. As of October 26, 2021, we have granted temporary rent assistance totaling $2,483 to 18 tenants who represent approximately 3.3% of our annualized rental income as of September 30, 2021. This assistance generally entails a deferral of, in most cases, one month of rent pursuant to deferred payment plans which require the deferred rent amounts be payable over a 12-month period, all of which have commenced. As of October 26, 2021, we have collected more than 95% of our granted rent deferrals.
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
Property Operations
Unless otherwise noted, the data presented in this section includes properties classified as held for sale as of September 30, 2021 and excludes three properties owned by two unconsolidated joint ventures in which we own 51% and 50% interests. For more information regarding our properties classified as held for sale and our two unconsolidated joint ventures, see Note 3 to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Occupancy data for our properties as of September 30, 2021 and 2020 was as follows (square feet in thousands):

	All Properties (1)		Comparable Properties (2)
	September 30,		September 30,
	2021	2020	2021	2020
Total properties (3)	178	184	163	163
Total rentable square feet (4)	23,274	24,909	20,729	20,720
Percent leased (5)	89.0%	91.2%	91.2%	93.4%

(1)Based on properties we owned on September 30, 2021 and 2020, respectively.
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
The average effective rental rate per square foot for our properties for the three and nine months ended September 30, 2021 and 2020 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Average effective rental rate per square foot (1):
All properties (2)	$28.86	$25.85	$27.12	$25.89
Comparable properties (3)	$27.40	$27.26	$27.37	$27.22

(1)Average effective rental rate per square foot represents annualized total rental income during the period specified divided by the average rentable square feet leased during the period specified.
(2)Based on properties we owned on September 30, 2021 and 2020, respectively.
(3)Based on properties we owned continuously since July 1, 2020 and January 1, 2020, respectively, excludes properties classified as held for sale and properties undergoing significant redevelopment, if any, and three properties owned by two unconsolidated joint ventures in which we own 51% and 50% interests.
During the three and nine months ended September 30, 2021, changes in rentable square feet leased and available for lease at our properties were as follows (square feet in thousands):

	Three Months Ended September 30, 2021			Nine Months Ended September 30, 2021
	Leased	Available for Lease	Total	Leased	Available for Lease	Total
Beginning of period	21,553	2,538	24,091	22,705	2,184	24,889
Changes resulting from:
Acquisition of properties	29	20	49	899	27	926
Disposition of properties	(799)	(74)	(873)	(2,491)	(74)	(2,565)
Lease expirations	(738)	738	—	(2,206)	2,206	—
Lease renewals (1)	385	(385)	—	1,206	(1,206)	—
New leases (1)	274	(274)	—	576	(576)	—
Remeasurements (2)	1	6	7	16	8	24
End of period	20,705	2,569	23,274	20,705	2,569	23,274

(1)Based on leases entered during the three and nine months ended September 30, 2021.
(2)Rentable square feet are subject to changes when space is remeasured or reconfigured for tenants.

Leases at our properties totaling approximately 738,000 and 2,206,000 rentable square feet expired during the three and nine months ended September 30, 2021, respectively. During the three and nine months ended September 30, 2021, we entered into new and renewal leases as summarized in the following tables (square feet in thousands):

	Three Months Ended September 30, 2021
	New Leases	Renewals	Total
Rentable square feet leased	274	385	659
Weighted average rental rate change (by rentable square feet)	(7.6%)	5.4%	(0.1%)
Tenant leasing costs and concession commitments (1)	$27,322	$18,811	$46,133
Tenant leasing costs and concession commitments per rentable square foot (1)	$99.81	$48.85	$70.02
Weighted (by square feet) average lease term (years)	12.9	9.6	10.9
Total leasing costs and concession commitments per rentable square foot per year (1)	$7.74	$5.11	$6.40

	Nine Months Ended September 30, 2021
	New Leases	Renewals	Total
Rentable square feet leased	576	1,206	1,782
Weighted average rental rate change (by rentable square feet)	9.8%	5.3%	7.0%
Tenant leasing costs and concession commitments (1)(2)	$98,517	$31,463	$129,980
Tenant leasing costs and concession commitments per rentable square foot (1)(2)	$170.91	$26.10	$72.94
Weighted (by square feet) average lease term (years)	18.9	7.1	10.9
Total leasing costs and concession commitments per rentable square foot per year (1)(2)	$9.06	$3.66	$6.68
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
During the three and nine months ended September 30, 2021, changes in effective rental rates per square foot achieved for new leases and lease renewals at our properties that commenced during the three and nine months ended September 30, 2021, when compared to prior effective rental rates per square foot in effect for the same space (and excluding space acquired vacant), were as follows (square feet in thousands):

	Three Months Ended September 30, 2021			Nine Months Ended September 30, 2021
	Old Effective Rent Per Square Foot (1)	New Effective Rent Per Square Foot (1)	Rentable Square Feet	Old Effective Rent Per Square Foot (1)	New Effective Rent Per Square Foot (1)	Rentable Square Feet
New leases	$18.83	$27.43	8	$20.45	$25.57	109
Lease renewals	$27.99	$30.38	506	$27.11	$28.62	1,271
Total leasing activity	$27.85	$30.33	514	$26.58	$28.38	1,380
(1)Effective rental rate includes contractual base rents from our tenants pursuant to our lease agreements, plus straight line rent adjustments and estimated expense reimbursements to be paid to us, and excludes lease value amortization.

During the three and nine months ended September 30, 2021 and 2020, amounts capitalized at our properties for lease related costs, building improvements and development, redevelopment and other activities were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Lease related costs (1)	$17,074	$7,192	$35,259	$26,226
Building improvements (2)	9,267	10,579	21,558	29,814
Recurring capital expenditures	26,341	17,771	56,817	56,040
Development, redevelopment and other activities (3)	13,272	5,521	30,916	11,260
Total capital expenditures	$39,613	$23,292	$87,733	$67,300
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

As of September 30, 2021, we have estimated unspent leasing related obligations of $129,369, of which we expect to spend $69,248 over the next 12 months.
As of September 30, 2021, we had leases at our properties totaling approximately 2,317,000 rentable square feet that were scheduled to expire through December 31, 2022. As of October 27, 2021, we expect tenants with leases totaling approximately 758,000 rentable square feet that are scheduled to expire through December 31, 2022, to not renew their leases upon expiration and we cannot be sure as to whether other tenants will renew their leases upon expiration. As a result of the COVID-19 pandemic and its economic impact, overall leasing activity has been volatile during 2021 and may remain so until office property market conditions meaningfully improve and stabilize for a sustained period. However, we remain focused on proactive dialogues with our existing tenants and overall tenant retention. Prevailing market conditions and government and other tenants’ needs at the time we negotiate and enter leases or lease renewals will generally determine rental rates and demand for leased space at our properties, and market conditions and our tenants’ needs are beyond our control. Whenever we renew or enter into new leases for our properties, we intend to seek rents which are equal to or higher than our historical rents for the same properties; however, our ability to maintain or increase the rents for our current properties will depend in large part upon market conditions, which are beyond our control. We cannot be sure of the rental rates which will result from our ongoing negotiations regarding lease renewals or any new or renewed leases we may enter; also, we may experience material declines in our rental income due to vacancies upon lease expirations or early terminations. Additionally, we may incur significant costs to renew our leases with current tenants or lease our properties to new tenants.

As of September 30, 2021, our lease expirations by year are as follows (square feet in thousands):

Year (1)	Number of Leases Expiring	Leased Square Feet Expiring (2)	Percent of Total	Cumulative Percent of Total	Annualized Rental Income Expiring	Percent of Total	Cumulative Percent of Total
2021	25	487	2.4%	2.4%	$16,114	2.8%	2.8%
2022	72	1,830	8.8%	11.2%	51,980	8.9%	11.7%
2023	67	2,430	11.7%	22.9%	78,580	13.5%	25.2%
2024	58	3,209	15.5%	38.4%	83,908	14.4%	39.6%
2025	50	2,128	10.3%	48.7%	46,006	7.9%	47.5%
2026	39	1,853	8.9%	57.6%	48,876	8.4%	55.9%
2027	33	1,920	9.3%	66.9%	49,987	8.6%	64.5%
2028	15	1,254	6.1%	73.0%	46,543	8.0%	72.5%
2029	19	970	4.7%	77.7%	27,403	4.7%	77.2%
2030 and thereafter	55	4,624	22.3%	100.0%	133,615	22.8%	100.0%
Total	433	20,705	100.0%		$583,012	100.0%

Weighted average remaining lease term (in years)		5.9			6.0

(1)The year of lease expiration is pursuant to current contract terms. Some of our leases allow the tenants to vacate the leased premises before the stated expirations of their leases with little or no liability. As of September 30, 2021, tenants occupying approximately 5.6% of our rentable square feet and responsible for approximately 5.5% of our annualized rental income as of September 30, 2021 currently have exercisable rights to terminate their leases before the stated terms of their leases expire. Also, in 2021, 2022, 2023, 2024, 2025, 2026, 2027, 2028, 2029, 2035 and 2040, early termination rights become exercisable by other tenants who currently occupy an additional approximately 0.5%, 1.7%, 2.8%, 1.2%, 3.9%, 1.1%, 0.8%, 1.2%, 0.5%, 0.3%, and 0.3% of our rentable square feet, respectively, and contribute an additional approximately 0.6%, 2.0%, 3.9%, 1.7%, 7.0%, 1.4%, 1.3%, 1.3%, 0.9%, 0.4%, and 0.3% of our annualized rental income, respectively, as of September 30, 2021. In addition, as of September 30, 2021, pursuant to leases with 14 of our tenants, these tenants have rights to terminate their leases if their respective legislature or other funding authority does not appropriate rent amounts in their respective annual budgets. These 14 tenants occupy approximately 6.0% of our rentable square feet and contribute approximately 6.6% of our annualized rental income as of September 30, 2021.
(2)Leased square feet is pursuant to leases existing as of September 30, 2021, and includes (i) space being fitted out for tenant occupancy pursuant to our lease agreements, if any, and (ii) space which is leased, but is not occupied or is being offered for sublease by tenants, if any. Square feet measurements are subject to changes when space is remeasured or reconfigured for new tenants.
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
As of September 30, 2021, we derive 21.5% of our annualized rental income from our properties located in the metropolitan Washington, D.C. market area, which includes Washington, D.C., Northern Virginia and suburban Maryland. A downturn in economic conditions in this area, including as a result of the COVID-19 pandemic, could result in reduced demand from tenants for our properties or reduce the rents that our tenants in this area are willing to pay when our leases expire or terminate and when renewal or new terms are negotiated. Additionally, in recent years there has been a decrease in demand for new leased office space by the U.S. government in the metropolitan Washington, D.C. market area, and that could increase competition for government tenants and adversely affect our ability to retain government tenants when our leases expire.
Our manager, RMR LLC, employs a tenant review process for us. RMR LLC assesses tenants on an individual basis based on various applicable credit criteria. In general, depending on facts and circumstances, RMR LLC evaluates the creditworthiness of a tenant based on information concerning the tenant that is provided by the tenant and, in some cases, information that is publicly available or obtained from third party sources. RMR LLC also often uses a third party service to monitor the credit ratings, both actual and implied, of our existing tenants. We consider investment grade tenants to include: (a) investment grade rated tenants; (b) tenants with investment grade rated parent entities that guarantee the tenant’s lease obligations; and/or (c) tenants with investment grade rated parent entities that do not guarantee the tenant’s lease obligations. As of September 30, 2021, tenants contributing 52.3% of annualized rental income were investment grade rated (or their payment obligations were guaranteed by an investment grade rated parent) and tenants contributing an additional 10.2% of annualized rental income were subsidiaries of an investment grade rated parent (although these parent entities were not liable for the payment of rents).

As of September 30, 2021, tenants representing 1% or more of our total annualized rental income were as follows:

	Tenant	Credit Rating	Sq. Ft.	% of Leased Sq. Ft.	Annualized Rental Income	% of Total Annualized Rental Income
1	U.S. Government	Investment Grade	4,196	20.3%	$115,035	19.7%
2	Alphabet Inc (Google)	Investment Grade	386	1.9%	20,924	3.6%
3	State of California	Investment Grade	651	3.1%	19,381	3.3%
4	Shook, Hardy & Bacon L.L.P.	Not Rated	596	2.9%	19,187	3.3%
5	Bank of America Corporation	Investment Grade	577	2.8%	15,803	2.7%
6	IG Investments Holdings LLC	Non Investment Grade	333	1.6%	14,553	2.5%
7	F5 Networks, Inc.	Not Rated	299	1.4%	13,027	2.2%
8	Commonwealth of Massachusetts	Investment Grade	311	1.5%	12,260	2.1%
9	CareFirst Inc.	Not Rated	207	1.0%	11,870	2.0%
10	Northrop Grumman Corporation	Investment Grade	337	1.6%	11,350	1.9%
11	Tyson Foods, Inc.	Investment Grade	248	1.2%	11,198	1.9%
12	Sonesta International Hotels Corporation (1)	Not Rated	230	1.1%	10,745	1.8%
13	CommScope Holding Company Inc	Non Investment Grade	228	1.1%	8,921	1.5%
14	Micro Focus International plc	Non Investment Grade	242	1.2%	7,431	1.3%
15	State of Georgia	Investment Grade	308	1.5%	7,248	1.2%
16	PNC Bank	Investment Grade	441	2.1%	6,924	1.2%
17	ServiceNow, Inc.	Investment Grade	149	0.7%	6,623	1.1%
18	Compass Group plc	Investment Grade	267	1.3%	6,496	1.1%
19	Allstate Insurance Co.	Investment Grade	468	2.3%	6,475	1.1%
20	Automatic Data Processing, Inc.	Investment Grade	289	1.4%	6,037	1.0%
21	Church & Dwight Co., Inc.	Investment Grade	250	1.2%	6,031	1.0%
	Total		11,013	53.2%	$337,519	57.5%
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
Acquisition Activities
During the nine months ended September 30, 2021, we acquired three properties containing a combined approximately 926,000 rentable square feet for an aggregate purchase price of $576,975, excluding purchase price adjustments and acquisition related costs.
For more information about our acquisition activities, see Note 3 to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Disposition Activities
During the nine months ended September 30, 2021, we sold six properties and a warehouse facility adjacent to a property we own containing a combined approximately 2,565,000 rentable square feet for an aggregate sales price of $198,415, excluding closing costs.
In October 2021, we sold two vacant land parcels adjacent to properties we own located in Sterling, VA for a sales price of $28,500, excluding closing costs.
As of October 27, 2021, we have also entered into an agreement to sell five properties located in Brookhaven, GA for a sales price of $56,000, excluding closing costs. Also, we are currently marketing for sale 17 properties containing approximately 2,161,000 rentable square feet that we expect to generate approximately $200,000 of gross proceeds. We expect to substantially complete these dispositions by mid-year 2022. We cannot be sure we will sell any properties we are marketing for prices in excess of their carrying values or otherwise. In addition, our pending sale is subject to conditions; accordingly, we cannot be sure that we will complete this sale or that this sale will not be delayed or the terms will not change.
For more information about our disposition activities, see Note 3 to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Financing Activities
Senior Unsecured Note Issuances
In May 2021, we issued $300,000 of 2.650% senior unsecured notes due 2026 in an underwritten public offering, raising net proceeds of $296,826, after deducting underwriters' discounts and offering expenses, which we used to redeem all $310,000 of our 5.875% senior unsecured notes due 2046.
In August 2021, we issued $350,000 of 2.400% senior unsecured notes due 2027 in an underwritten public offering, raising net proceeds of $346,630, after deducting underwriters' discounts and offering expenses, which we used to redeem all $300,000 of our 4.15% senior unsecured notes due 2022.
In September 2021, we issued $400,000 of 3.450% senior unsecured notes due 2031 in an underwritten public offering, raising net proceeds of $395,698, after deducting underwriters' discounts and offering expenses, which we used to repay amounts outstanding under our revolving credit facility.
Senior Unsecured Note Redemptions
In June 2021, we redeemed, at par plus accrued interest, all $310,000 of our 5.875% senior unsecured notes due 2046 using cash on hand and the net proceeds from the issuance of our 2.650% senior unsecured notes due 2026.
In September 2021, we redeemed, at a premium plus accrued interest, all $300,000 of our 4.15% senior unsecured notes due 2022 using a portion of the net proceeds from the issuance of our 2.400% senior unsecured notes due 2027.
Mortgage Note Repayment
In June 2021, we prepaid, at a premium plus accrued interest, a mortgage note secured by three properties with an outstanding principal balance of $71,000, an annual interest rate of 3.55% and a maturity date in May 2023 using cash on hand and borrowings under our revolving credit facility.
Segment Information
We operate in one business segment: ownership of real estate properties.

RESULTS OF OPERATIONS (amounts in thousands, except per share amounts)

Three Months Ended September 30, 2021, Compared to Three Months Ended September 30, 2020

	Comparable Properties (1) Results Three Months Ended September 30,				Non-Comparable Properties Results Three Months Ended September 30,		Consolidated Results Three Months Ended September 30,
	2021	2020	$ Change	% Change	2021	2020	2021	2020	$ Change	% Change
Rental income	$128,995	$130,319	$(1,324)	(1.0%)	$18,577	$15,487	$147,572	$145,806	$1,766	1.2%
Operating expenses:
Real estate taxes	13,730	14,273	(543)	(3.8%)	6,337	1,840	20,067	16,113	3,954	24.5%
Utility expenses	6,547	6,639	(92)	(1.4%)	842	925	7,389	7,564	(175)	(2.3%)
Other operating expenses	23,470	23,933	(463)	(1.9%)	3,067	2,433	26,537	26,366	171	0.6%
Total operating expenses	43,747	44,845	(1,098)	(2.4%)	10,246	5,198	53,993	50,043	3,950	7.9%
Net operating income (2)	$85,248	$85,474	$(226)	(0.3%)	$8,331	$10,289	93,579	95,763	(2,184)	(2.3%)

Other expenses:
Depreciation and amortization							59,533	62,227	(2,694)	(4.3%)
Loss on impairment of real estate							(3)	2,954	(2,957)	(100.1%)
General and administrative							448	7,059	(6,611)	(93.7%)
Total other expenses							59,978	72,240	(12,262)	(17.0%)

Gain on sale of real restate							36	—	36	n/m
Interest and other income							—	2	(2)	(100.0%)
Interest expense							(26,929)	(27,097)	168	(0.6%)
Loss on early extinguishment of debt							(2,274)	—	(2,274)	n/m
Income (loss) before income tax (expense) benefit and equity in net losses of investees							4,434	(3,572)	8,006	n/m
Income tax (expense) benefit							(34)	54	(88)	(163.0%)
Equity in net losses of investees							(688)	(279)	(409)	146.6%
Net income (loss)							$3,712	$(3,797)	$7,509	(197.8%)

Weighted average common shares outstanding (basic)							48,211	48,132	79	0.2%
Weighted average common shares outstanding (diluted)							48,244	48,132	112	0.2%

Per common share amounts (basic and diluted):
Net income (loss)							$0.08	$(0.08)	$0.16	(200.0%)

n/m - not meaningful
(1)Comparable properties consists of 164 properties we owned on September 30, 2021 and which we owned continuously since July 1, 2020 and excludes properties classified as held for sale and properties undergoing significant redevelopment, if any, and three properties owned by two unconsolidated joint ventures in which we own 51% and 50% interests.
(2)Our definition of net operating income, or NOI, and our reconciliation of net income (loss) to NOI are included below under the heading “Non-GAAP Financial Measures.”
References to changes in the income and expense categories below relate to the comparison of consolidated results for the three months ended September 30, 2021, compared to the three months ended September 30, 2020.

Rental income. The increase in rental income reflects an increase in rental income of $14,477 related to acquired properties, offset by decreases in rental income of $7,158 as a result of property disposition activities, $4,229 for properties undergoing significant redevelopment and $1,324 related to comparable properties. The decrease in rental income for properties undergoing significant redevelopment is primarily due to the reduction in occupied space at a property located in Washington, D.C. that began a redevelopment project during 2021. The decrease in rental income for comparable properties is primarily due to reductions in occupied space at certain of our properties in the 2021 period. Rental income includes non-cash straight line rent adjustments totaling $3,924 in the 2021 period and $3,912 in the 2020 period, and amortization of acquired real estate leases and assumed real estate lease obligations totaling $(447) in the 2021 period and $(1,312) in the 2020 period.
Real estate taxes. The increase in real estate taxes primarily reflects an increase in real estate taxes of $5,844 related to acquired properties, offset by decreases of $932 related to property disposition activities, $543 for comparable properties and $415 for properties undergoing significant redevelopment. Real estate taxes for comparable properties decreased primarily due to decreases in assessed values and refunds received in the 2021 period at certain of our properties as a result of successful real estate tax appeals.
Utility expenses. The decrease in utility expenses reflects decreases in utility expenses of $155 for properties undergoing significant redevelopment, $151 related to property disposition activities and $92 for comparable properties, offset by an increase in utility expenses of $223 for acquired properties. The decrease in utility expenses for comparable properties is primarily due to a decrease in electricity and water usage as a result of reductions in occupied space at certain of our properties in the 2021 period, partially offset by an increase related to utility expenses in the 2021 period previously paid directly by one of our tenants that are now being paid by us pursuant to a lease amendment with that tenant effective in January 2021.
Other operating expenses. Other operating expenses consist of salaries and benefit costs of property level personnel, repairs and maintenance expense, cleaning expense, other direct costs of operating our properties and property management fees. The increase in other operating expenses primarily reflects an increase of $1,910 for acquired properties, offset by decreases of $841 related to property disposition activities, $463 for comparable properties and $435 for properties undergoing significant redevelopment. The decrease in other operating expenses for comparable properties is primarily due to a decrease in repairs and maintenance expenses at certain of our properties in the 2021 period.
Depreciation and amortization. The decrease in depreciation and amortization primarily reflects decreases of $4,868 for comparable properties and $4,817 related to property disposition activities, offset by an increase of $6,991 for acquired properties. Depreciation and amortization for comparable properties declined due to certain leasing related assets becoming fully depreciated after July 1, 2020.
Loss on impairment of real estate. We recorded a $2,954 loss on impairment of real estate in the 2020 period to reduce the carrying value of four properties to their estimated fair values less costs to sell.
General and administrative. General and administrative expenses consist of fees pursuant to our business management agreement, equity compensation expense, legal and accounting fees, Trustees’ fees and expenses, securities listing and transfer agency fees and other costs relating to our status as a publicly traded company. The decrease in general and administrative expenses is primarily the result of the reversal of $6,627 of previously accrued estimated business management incentive fees in the 2021 period and the expiration of an office lease in January 2021 for which we were the lessee, partially offset by an increase in base business management fees resulting from an increase in average total market capitalization in the 2021 period compared to the 2020 period.
Gain on sale of real estate. Gain on sale of real estate for the 2021 period represents a net gain on the sale of three properties.
Interest and other income. Interest and other income reflects interest earned, if any, on cash balances invested.
Interest expense. The decrease in interest expense is primarily due to lower weighted average interest expense incurred on balances outstanding in the 2021 period as a result of financing activities since July 1, 2020, which included the aggregate redemption or repayment of debt totaling $720,635 with a weighted average interest rate of 4.8% and the aggregate issuance of $1,312,000 of senior unsecured notes with a weighted average interest rate of 3.2%, partially offset by higher interest expense incurred as a result of a higher average outstanding balance under our revolving credit facility during the 2021 period compared to the 2020 period.
Loss on early extinguishment of debt. We recorded a loss on early extinguishment of debt of $2,274 in the 2021 period from prepayment fees incurred and the write off of unamortized discounts associated with the prepayment of our senior unsecured notes due 2022.

Income tax (expense) benefit. Income tax (expense) benefit is primarily the result of operating income or losses in jurisdictions where we are subject to state income taxes.
Equity in net losses of investees. Equity in net losses of investees represents our proportionate share of losses from our investments in two unconsolidated joint ventures.
Net income (loss). The change in net income (loss) and net income (loss) per basic and diluted common share from 2020 to 2021 is primarily a result of the changes noted above.
RESULTS OF OPERATIONS (amounts in thousands, except per share amounts)

Nine Months Ended September 30, 2021, Compared to Nine Months Ended September 30, 2020

	Comparable Properties (1) Results Nine Months Ended September 30,				Non-Comparable Properties Results Nine Months Ended September 30,		Consolidated Results Nine Months Ended September 30,
	2021	2020	$ Change	% Change	2021	2020	2021	2020	$ Change	% Change
Rental income	$388,517	$391,233	$(2,716)	(0.7%)	$40,678	$50,061	$429,195	$441,294	$(12,099)	(2.7%)
Operating expenses:
Real estate taxes	42,584	42,616	(32)	(0.1%)	9,549	6,085	52,133	48,701	3,432	7.0%
Utility expenses	17,182	17,338	(156)	(0.9%)	1,949	2,439	19,131	19,777	(646)	(3.3%)
Other operating expenses	69,751	69,551	200	0.3%	7,123	8,482	76,874	78,033	(1,159)	(1.5%)
Total operating expenses	129,517	129,505	12	—%	18,621	17,006	148,138	146,511	1,627	1.1%
NOI (2)	$259,000	$261,728	$(2,728)	(1.0%)	$22,057	$33,055	281,057	294,783	(13,726)	(4.7%)

Other expenses:
Depreciation and amortization							178,991	189,340	(10,349)	(5.5%)
Loss on impairment of real estate							55,854	2,954	52,900	n/m
General and administrative							24,690	21,372	3,318	15.5%
Total other expenses							259,535	213,666	45,869	21.5%

Gain on sale of real estate							54,154	10,822	43,332	n/m
Interest and other income							7	738	(731)	(99.1%)
Interest expense							(84,728)	(79,461)	(5,267)	6.6%
Loss on early extinguishment of debt							(14,068)	(3,839)	(10,229)	n/m
Income (loss) before income tax expense and equity in net losses of investees							(23,113)	9,377	(32,490)	n/m
Income tax expense							(348)	(220)	(128)	58.2%
Equity in net losses of investees							(1,664)	(815)	(849)	104.2%
Net income (loss)							$(25,125)	$8,342	$(33,467)	n/m

Weighted average common shares outstanding (basic and diluted)							48,179	48,111	68	0.1%

Per common share amounts (basic and diluted):
Net income (loss)							$(0.52)	$0.17	$(0.69)	n/m

n/m - not meaningful
(1)Comparable properties consists of 163 properties we owned on September 30, 2021 and which we owned continuously since January 1, 2020 and excludes properties classified as held for sale and properties undergoing significant redevelopment, if any, and three properties owned by two unconsolidated joint ventures in which we own 51% and 50% interests.
(2)Our definition of NOI and our reconciliation of net income (loss) to NOI are included below under the heading “Non-GAAP Financial Measures.”
References to changes in the income and expense categories below relate to the comparison of consolidated results for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020.
Rental income. The decrease in rental income reflects decreases in rental income of $17,798 related to property disposition activities, $8,472 for properties undergoing significant redevelopment and $2,716 for comparable properties, offset by an increase in rental income of $16,887 for acquired properties. The decrease in rental income for properties undergoing significant redevelopment is primarily due to the reduction in occupied space at a property located in Washington, D.C. that began a redevelopment project during the 2021 period. The decrease in rental income for comparable properties is primarily due to reductions in occupied space at certain of our properties in the 2021 period. Rental income includes non-cash straight line rent adjustments totaling $13,128 in the 2021 period and $12,963 in the 2020 period, and amortization of acquired real estate leases and assumed real estate lease obligations totaling $(1,836) in the 2021 period and $(4,149) in the 2020 period.
Real estate taxes. The increase in real estate taxes primarily reflects an increase in real estate taxes of $5,992 for acquired properties, offset by decreases in real estate taxes of $1,478 related to property disposition activities, $1,050 for properties undergoing significant redevelopment and $32 for comparable properties.
Utility expenses. The decrease in utility expenses reflects decreases in utility expenses of $439 related to property disposition activities, $290 for properties undergoing significant redevelopment and $156 for comparable properties, offset by an increase in utility expenses of $239 for acquired properties. Utility expenses for comparable properties declined primarily due to a decrease in electricity and water usage resulting from cost savings initiatives implemented by our manager, RMR LLC, in response to decreased space utilization at our properties as a result of the COVID-19 pandemic and reductions in occupied space at certain of our properties in the 2021 period, partially offset by an increase related to utility expenses in the 2021 period previously paid directly by one of our tenants that are now being paid by us pursuant to a lease amendment with that tenant effective in January 2021.
Other operating expenses. The decrease in other operating expenses primarily reflects decreases in other operating expenses of $2,557 related to property disposition activities and $885 for properties undergoing significant redevelopment, offset by increases in other operating expenses of $2,083 for acquired properties and $200 for comparable properties.
Depreciation and amortization. The decrease in depreciation and amortization primarily reflects decreases of $11,359 for comparable properties and $7,187 related to property disposition activities, offset by increases of $8,158 for acquired properties and $39 for properties undergoing significant redevelopment. Depreciation and amortization for comparable properties decreased due to certain leasing related assets becoming fully depreciated after January 1, 2020.
Loss on impairment of real estate. We recorded a $55,854 loss on impairment of real estate in the 2021 period to reduce the carrying value of six properties to their estimated fair values less costs to sell, which includes $45,196 related to three properties containing approximately 2,001 rentable square feet that were sold during the nine months ended September 30, 2021, as well as $10,658 related to three properties containing approximately 448 rentable square feet that were classified as held for sale as of September 30, 2021. We recorded a $2,954 loss on impairment of real estate in the 2020 period to reduce the carrying value of four properties to their estimated fair values less costs to sell.
General and administrative. The increase in general and administrative expenses is primarily the result of $4,484 of estimated business management incentive fees recorded in the 2021 period and an increase in base business management fees resulting from an increase in average total market capitalization in the 2021 period compared to the 2020 period, partially offset by the expiration of an office lease in January 2021 for which we were the lessee and lower accounting and legal costs.
Gain on sale of real estate. We recorded a $54,154 net gain on sale of real estate resulting from the sale of four properties and a warehouse facility adjacent to a property we own during the 2021 period. We recorded a $10,822 net gain on sale of real estate resulting from the sale of six properties during the 2020 period.
Interest and other income. The decrease in interest and other income is primarily due to a settlement payment we received in the 2020 period resulting from a dispute with a vendor, the June 2020 payoff of a mortgage note receivable in connection with a property we sold in 2016 and the effect of lower returns on cash invested in the 2021 period compared to the 2020 period.
Interest expense. The increase in interest expense is primarily due to higher average outstanding debt balances in the 2021 period resulting from the aggregate issuance of $1,462,000 of senior unsecured notes with a weighted average interest rate of 3.5% since January 1, 2020, partially offset by the aggregate redemption or repayment of debt totaling $833,187 with a weighted average interest rate of 4.8% since January 1, 2020 and lower interest expense incurred as a result of having a lower average balance outstanding under our revolving credit facility during the 2021 period compared to the 2020 period and lower average interest rates on amounts outstanding.
Loss on early extinguishment of debt. We recorded a loss on early extinguishment of debt of $14,068 in the 2021 period from prepayment fees incurred and the write off of unamortized discounts and debt issuance costs associated with the prepayment of one mortgage note and the redemption of our senior unsecured notes due 2022 and 2046. In the 2020 period, we recorded a loss on early extinguishment of debt of $3,839 from prepayment fees incurred, the write off of unamortized discounts, premiums and debt issuance costs associated with the prepayment of three mortgage notes and a loss on the settlement of a mortgage note receivable related to a property sold in 2016.
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
The following table presents the reconciliation of net income (loss) to NOI for the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss)	$3,712	$(3,797)	$(25,125)	$8,342
Equity in net losses of investees	688	279	1,664	815
Income tax expense (benefit)	34	(54)	348	220
Income (loss) before income tax expense (benefit) and equity in net losses of investees	4,434	(3,572)	(23,113)	9,377
Loss on early extinguishment of debt	2,274	—	14,068	3,839
Interest expense	26,929	27,097	84,728	79,461
Interest and other income	—	(2)	(7)	(738)
Gain on sale of real estate	(36)	—	(54,154)	(10,822)
General and administrative	448	7,059	24,690	21,372
Loss on impairment of real estate	(3)	2,954	55,854	2,954
Depreciation and amortization	59,533	62,227	178,991	189,340
NOI	$93,579	$95,763	$281,057	$294,783

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
The following table presents the reconciliation of net income (loss) to FFO and Normalized FFO for the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss)	$3,712	$(3,797)	$(25,125)	$8,342
Add (less): Depreciation and amortization:
Consolidated properties	59,533	62,227	178,991	189,340
Unconsolidated joint venture properties	745	1,244	2,674	3,722
Loss on impairment of real estate	(3)	2,954	55,854	2,954
Gain on sale of real estate	(36)	—	(54,154)	(10,822)
FFO	63,951	62,628	158,240	193,536
Add (less): Loss on early extinguishment of debt	2,274	—	14,068	3,839
Estimated business management incentive fees	(6,627)	—	4,484	—
Normalized FFO	$59,598	$62,628	$176,792	$197,375

Weighted average common shares outstanding (basic)	48,211	48,132	48,179	48,111
Weighted average common shares outstanding (diluted)	48,244	48,132	48,179	48,111

FFO per common share (basic and diluted)	$1.33	$1.30	$3.28	$4.02
Normalized FFO per common share (basic and diluted)	$1.24	$1.30	$3.67	$4.10
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
On October 14, 2021, we announced a regular quarterly cash distribution of $0.55 per common share ($2.20 per common share per year). We determine our distribution payout ratio with consideration for our expected capital expenditures as well as cash flows from operations and debt obligations.
We expect to accretively grow our property portfolio through our capital recycling program, pursuant to which we plan to sell certain properties from time to time to fund future acquisitions and to maintain leverage consistent with our current investment grade ratings with a goal of (1) improving the asset quality of our portfolio by reducing the average age of our properties, lengthening the weighted average term of our leases and increasing the likelihood of retaining our tenants and (2) increasing our cash available for distribution. During the nine months ended September 30, 2021, we acquired three properties for an aggregate purchase price of $576,975, excluding purchase price adjustments and acquisition related costs, and we sold six properties and a warehouse facility adjacent to a property we own for an aggregate sales price of $198,415, excluding closing costs. In October 2021, we sold two vacant land parcels adjacent to properties we own located in Sterling, VA for a sales price of $28,500, excluding closing costs. As of October 27, 2021, we have also entered into an agreement to sell five properties located in Brookhaven, GA for a sales price of $56,000, excluding closing costs. In addition, we are currently marketing for sale 17 properties containing approximately 2,161,000 rentable square feet that we expect to generate approximately $200,000 of gross proceeds. We expect to substantially complete these dispositions by mid-year 2022. Given the current economic conditions, we continue to carefully consider our capital allocation strategy and believe we are well positioned to opportunistically recycle and deploy capital.
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
The following is a summary of our sources and uses of cash flows for the periods presented, as reflected in our condensed consolidated statements of cash flows:

	Nine Months Ended September 30,
	2021	2020
Cash, cash equivalents and restricted cash at beginning of period	$56,855	$100,696
Net cash provided by (used in):
Operating activities	158,682	166,098
Investing activities	(435,698)	18,104
Financing activities	276,181	(227,259)
Cash, cash equivalents and restricted cash at end of period	$56,020	$57,639
The decrease in cash provided by operating activities for the 2021 period compared to the 2020 period was primarily a result of a decline in NOI as a result of property sales in the 2021 period compared to the 2020 period. The increase in cash used in investing activities in the 2021 period compared to the 2020 period is primarily due to higher acquisition activity in the 2021 period compared to the 2020 period, partially offset by higher cash proceeds from our sales of properties. The increase in cash provided by financing activities in the 2021 period compared to the 2020 period is primarily due to the aggregate issuance of $1,050,000 of senior unsecured notes in the 2021 period compared to $412,000 of such issuances in the 2020 period, partially offset by higher debt repayment activity in the 2021 period, which included the aggregate redemption of $610,000 of senior unsecured notes and the repayment of $71,000 of mortgage debt.
Our Investment and Financing Liquidity and Resources (dollar amounts in thousands, except per share amounts)
In order to fund acquisitions and to meet cash needs that may result from our desire or need to make distributions or pay operating or capital expenses, we maintain a $750,000 revolving credit facility. The maturity date of our revolving credit facility is January 31, 2023 and, subject to our payment of an extension fee and meeting certain other conditions, we have the option to extend the stated maturity date of our revolving credit facility by two additional six month periods. We can borrow, repay and reborrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity. We are required to pay interest at a rate of LIBOR plus a premium, which was 110 basis points per annum at September 30, 2021, on the amount outstanding under our revolving credit facility, if any. We also pay a facility fee on the total amount of lending commitments under our revolving credit facility, which was 25 basis points per annum at September 30,

2021. Both the interest rate premium and facility fee are subject to adjustment based upon changes to our credit ratings. As of September 30, 2021, the annual interest rate payable on borrowings under our revolving credit facility was 1.2%. As of September 30, 2021 and October 27, 2021, we had no amounts outstanding under our revolving credit facility and $750,000 available for borrowing.
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
Senior Unsecured Note Issuances
In May 2021, we issued $300,000 of 2.650% senior unsecured notes due 2026 in an underwritten public offering, raising net proceeds of $296,826, after deducting underwriters’ discounts and offering expenses. We used the net proceeds from this offering to redeem all $310,000 of our 5.875% senior unsecured notes due 2046. These notes require semi-annual payments of interest only through maturity on June 15, 2026 and may be repaid at par plus accrued and unpaid interest on or after May 15, 2026.
In August 2021, we issued $350,000 of 2.400% senior unsecured notes due 2027 in an underwritten public offering, raising net proceeds of $346,630, after deducting underwriters’ discounts and offering expenses. We used the net proceeds from this offering to redeem all $300,000 of our 4.15% senior unsecured notes due 2022, repay amounts outstanding under our revolving credit facility and for general business purposes. These notes require semi-annual payments of interest only through maturity on February 1, 2027 and may be repaid at par plus accrued and unpaid interest on or after January 1, 2027.
In September 2021, we issued $400,000 of 3.450% senior unsecured notes due 2031 in an underwritten public offering, raising net proceeds of $395,698, after deducting underwriters’ discounts and offering expenses. We used the net proceeds of this offering to repay amounts outstanding under our revolving credit facility and for general business purposes. These notes require semi-annual payments of interest only through maturity on October 15, 2031 and may be repaid at par plus accrued and unpaid interest on or after July 15, 2031.
Senior Unsecured Note Redemptions
In June 2021, we redeemed, at par plus accrued interest, all $310,000 of our 5.875% senior unsecured notes due 2046 using cash on hand and the net proceeds from the issuance of our 2.650% senior unsecured notes due 2026.
In September 2021, we redeemed, at a premium plus accrued interest, all $300,000 of our 4.15% senior unsecured notes due 2022 using a portion of the net proceeds from the issuance of our 2.400% senior unsecured notes due 2027.
Mortgage Note Repayment
In June 2021, we prepaid, at a premium plus accrued interest, a mortgage note secured by three properties with an outstanding principal balance of $71,000, an annual interest rate of 3.55% and a maturity date in May 2023 using cash on hand and borrowings under our revolving credit facility.

As of September 30, 2021, our debt maturities (other than our revolving credit facility), consisting of senior unsecured notes and mortgage notes, are as follows:

Year	Debt Maturities
2021	$302
2022	325,518
2023	72,784
2024	350,000
2025	650,000
Thereafter	1,212,000
Total	$2,610,604
None of our unsecured debt obligations require sinking fund payments prior to their maturity dates. Our $98,604 in mortgage debts generally require monthly payments of principal and interest through maturity.
In addition to our debt obligations, as of September 30, 2021, we have estimated unspent leasing related obligations of $129,369, of which we expect to spend $69,248 over the next 12 months.
We are currently in the process of redeveloping a property located in Washington, D.C. We currently estimate the total project costs associated with this redevelopment will be approximately $200,000 and completion of the redevelopment in the first quarter of 2023. As of September 30, 2021, we have incurred approximately $25,800 related to this project. In June 2021, we entered into a 30-year lease for approximately 230,000 rentable square feet at this property that is approximately 25.1% higher than the prior rental rate for the same space, making the redevelopment project 54% pre-leased.
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
During the nine months ended September 30, 2021, we paid quarterly distributions to our shareholders totaling $79,734 using cash on hand. On October 14, 2021, we declared a regular quarterly distribution payable to shareholders of record on October 25, 2021 of $0.55 per share, or approximately $26,600. We expect to pay this distribution on or about November 18, 2021 using cash on hand. For more information regarding the distributions we paid and declared during 2021, see Note 8 to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
We own 51% and 50% interests in two unconsolidated joint ventures which own three properties. The properties owned by these joint ventures are encumbered by an aggregate $82,000 principal amount of mortgage indebtedness, none of which is recourse to us. We do not control the activities that are most significant to these joint ventures and, as a result, we account for our investments in these joint ventures under the equity method of accounting. For more information on the financial condition and results of operations of these joint ventures, see Note 3 to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. Other than these joint ventures, as of September 30, 2021, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
U.S. Government Funding
The U.S. government recently increased its debt ceiling, which the U.S. Department of the Treasury has stated will provide the U.S. Government with sufficient funding to pay its obligations through December 3, 2021. It is uncertain whether the U.S. government will further increase its debt ceiling. If it does not, and does not find other means to sufficiently fund its obligations, the U.S. government could default on its debts or other obligations, which could potentially include its rent owed to us.
Debt Covenants (dollars in thousands)
Our principal debt obligations at September 30, 2021 consisted of an aggregate outstanding principal balance of $2,512,000 of public issuances of senior unsecured notes and mortgage notes with an aggregate outstanding principal balance of $98,604, that were assumed in connection with certain of our acquisitions. Also, the three properties owned by two joint ventures in which we own 51% and 50% interests secure two additional mortgage notes. Our publicly issued senior unsecured notes are governed by indentures and their supplements. Our credit agreement and our senior unsecured notes indentures and their supplements provide for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, such as, in the case of our credit agreement, a change of control of us, which includes RMR LLC ceasing to act as our business and property manager. Our credit agreement and our senior unsecured notes indentures and their supplements also contain a number of covenants, including those that restrict our ability to incur debts, including debts secured by mortgages on our properties, in excess of calculated amounts, require us to comply with certain financial covenants and, in the case of our credit agreement, restrict our ability to make distributions to our shareholders under certain circumstances. As of September 30, 2021, we believe we were in compliance with the terms and conditions of our respective covenants under our credit agreement and senior unsecured notes indentures and their supplements. Our mortgage notes are non-recourse, subject to certain limited exceptions, and do not contain any material financial covenants.
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

Fixed Rate Debt
At September 30, 2021, our outstanding fixed rate debt consisted of the following:

Debt	Principal Balance (1)	Annual Interest Rate (1)	Annual Interest Expense (1)	Maturity	Interest Payments Due
Senior unsecured notes	$300,000	4.000%	$12,000	2022	Semi-annually
Senior unsecured notes	350,000	4.250%	14,875	2024	Semi-annually
Senior unsecured notes	650,000	4.500%	29,250	2025	Semi-annually
Senior unsecured notes	300,000	2.650%	7,950	2026	Semi-annually
Senior unsecured notes	350,000	2.400%	8,400	2027	Semi-annually
Senior unsecured notes	400,000	3.450%	13,800	2031	Semi-annually
Senior unsecured notes	162,000	6.375%	10,328	2050	Quarterly
Mortgage note (one property in Washington, D.C.)	25,245	4.220%	1,065	2022	Monthly
Mortgage note (one property in Chicago, IL)	50,000	3.700%	1,850	2023	Monthly
Mortgage note (one property in Washington, D.C.)	23,359	4.800%	1,121	2023	Monthly
Total	$2,610,604		$100,639
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
Our senior unsecured notes require semi-annual or quarterly interest payments through maturity. Our mortgages generally require principal and interest payments through maturity pursuant to amortization schedules. Because these debts require interest to be paid at a fixed rate, changes in market interest rates during the term of these debts will not affect our interest obligations. If these debts were refinanced at interest rates which are one percentage point higher or lower than shown above, our annual interest cost would increase or decrease by approximately $26,106.
Changes in market interest rates also would affect the fair value of our fixed rate debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt. Based on the balances outstanding at September 30, 2021, and discounted cash flow analyses through the respective maturity dates, and assuming no other changes in factors that may affect the fair value of our fixed rate debt obligations, a hypothetical immediate one percentage point increase in interest rates would change the fair value of those obligations by approximately $119,658.
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
At September 30, 2021, we had noncontrolling ownership interests of 51% and 50% in two unconsolidated joint ventures that own three properties that are secured by fixed rate debt consisting of the following mortgage notes:

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

Floating Rate Debt
At September 30, 2021, we had no outstanding floating rate debt under our revolving credit facility. Our revolving credit facility matures on January 31, 2023 and, subject to the payment of an extension fee and meeting certain other conditions, we have the option to extend the stated maturity by two six month periods. No principal repayments are required under our revolving credit facility prior to maturity, and we can borrow, repay and reborrow funds available under our revolving credit facility, subject to conditions, at any time without penalty.
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
The following table presents the impact a one percentage point increase in interest rates would have on our annual floating rate interest expense as of September 30, 2021 if we were fully drawn on our revolving credit facility:

	Impact of an Increase in Interest Rates
	Annual Interest Rate (1)	Outstanding Debt	Total Interest Expense Per Year	Annual Earnings Per Share Impact (2)
At September 30, 2021	1.2%	$750,000	$9,000	$0.19
One percentage point increase	2.2%	$750,000	$16,500	$0.34

(1)Based on LIBOR plus a premium, which was 110 basis points per annum, as of September 30, 2021.
(2)Based on the weighted average shares outstanding (diluted) for the nine months ended September 30, 2021.
The foregoing table shows the impact of an immediate increase in floating interest rates as of September 30, 2021. If interest rates were to increase gradually over time, the impact would be spread over time. Our exposure to fluctuations in floating interest rates will increase or decrease in the future with increases or decreases in the outstanding amount under our revolving credit facility or our other floating rate debt, if any. Although we have no present plans to do so, we may in the future enter into hedge arrangements from time to time to mitigate our exposure to changes in interest rates.
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
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•The U.S. government’s debt ceiling limit and related impact on its ability to fund its obligations, including pay rent owed to us,
•Our credit ratings,
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
For example:
•Our ability to make future distributions to our shareholders and to make payments of principal and interest on our indebtedness depends upon a number of factors, including our receipt of rent from our tenants, our future earnings, the capital costs we incur to lease our properties and our working capital requirements. We may be unable to pay our debt obligations or to maintain our current rate of distributions on our common shares and future distributions may be reduced or eliminated,
•Our ability to grow our business and increase our distributions depends in large part upon our ability to buy properties and lease them for rents, less their property operating costs, that exceed our capital costs. We may be unable to identify properties that we want to acquire, and we may fail to reach agreement with the sellers and complete the purchases of any properties we want to acquire. In addition, any properties we may acquire may not provide us with rents less property operating costs that exceed our capital costs or achieve our expected returns,
•We may fail to maintain, or we may elect to change our distribution rate. Our Board of Trustees considers many factors when setting distribution rates, including our historical and projected income, Normalized FFO, CAD, the then current and expected needs and availability of cash to pay our obligations and fund our investments, distributions which may be required to be paid to maintain our qualification for taxation as a REIT and other factors deemed relevant by our Board of Trustees. Accordingly, future distribution rates may be increased or decreased and there is no assurance as to the rate at which future distributions will be paid,
•We expect to selectively sell properties from time to time when we determine our continued ownership or ongoing required capital expenditures will not achieve desired returns or when we believe we can successfully pursue more desirable opportunities than retaining those properties. We cannot be sure we will sell any of these properties or what the terms of any sales may be or that we will acquire replacement properties that improve our asset quality or our ability to increase our distributions to shareholders,
•We may not receive the amounts we expect for properties we seek to sell,
•We may not succeed in maintaining our leverage consistent with our current investment grade ratings or levels that the market or credit rating agencies believe are appropriate,
•Some of our tenants may not renew expiring leases or they may exercise their rights, if any, to vacate their space before the stated expirations of their leases, and we may be unable to obtain new tenants to maintain or increase the historical occupancy rates of, or rents from, our properties,
•Rents that we can charge at our properties may decline upon renewals or expirations because of changing market conditions or otherwise,
•Leasing for some of our properties depends on a private sector single tenant and we may be adversely affected by the bankruptcy, insolvency, a downturn of business or a lease termination of such single tenant,
•Our belief that there is a likelihood that tenants may renew or extend our leases prior to their expirations whenever they have made significant investments in the leased properties, or because those properties may be of strategic importance to them, may not be realized,
•Overall new leasing volume may decrease more than we currently expect. In addition, if the COVID-19 pandemic and any resulting economic downturn continue for an extended period or worsen, our tenants may become unable to pay rent or they may elect to not renew their leases with us. Further, some of our government leases provide the tenant with certain rights to terminate their lease early. Budgetary and other fiscal pressures may result in some governmental tenants terminating their leases early or not renewing their leases. In addition, the COVID-19 pandemic has caused changes in workplace practices, including increased remote work arrangements. To the extent those practices become permanent or increased, leasing demand for office space may decline. As a result of these factors, our tenant retention levels could decline and we may experience reduced rent or incur increased costs under future new or renewal leases,
•Our belief that we are well positioned to opportunistically recycle and deploy capital may not be realized. We may fail to identify and execute on opportunities to deploy capital and any deployment of capital we may make may not result in the returns that we expect,
•Our perception that, as a result of the COVID-19 pandemic, government tenants may seek to manage space utilization rates in order to provide greater physical distancing for employees, may prove incorrect,
•Our perception that activity prior to the outbreak of the COVID-19 pandemic suggested that the government had begun to shift its leasing strategy to include longer term leases and that the government was actively exploring 10 to 20 year lease terms at renewal, in some instances, may mistakenly imply that these activities are indicative of a trend or broader change in government leasing strategy or practices that will recommence after the COVID-19 pandemic ends. Further, even if such a trend or change were to recommence, that trend or change may not be sustained by the government,
•Contingencies in our acquisition and sale agreements may not be satisfied and any expected acquisitions and sales and any related lease arrangements we expect to enter may not occur, may be delayed or the terms of such transactions or arrangements may change,
•We expect to pursue accretively growing our property portfolio. However, we may not succeed in making acquisitions that are accretive and future acquisitions could be dilutive,
•The competitive advantages we believe we have may not in fact exist or provide us with the advantages we expect. We may fail to maintain any of these advantages or our competition may obtain or increase their competitive advantages relative to us,

•We intend to conduct our business activities in a manner that will afford us reasonable access to capital for investment and financing activities. However, we may not succeed in this regard and we may not have reasonable access to capital,
•Continued availability of borrowings under our revolving credit facility is subject to our satisfying certain financial covenants and other credit facility conditions that we may be unable to satisfy,
•Actual costs under our revolving credit facility will be higher than LIBOR plus a premium because of fees and expenses associated with such debt,
•The interest rates payable under our floating rate debt obligations depend upon our credit ratings. If our credit ratings are downgraded, our borrowing costs will increase,
•Our ability to access debt capital and the cost of our debt capital will depend in part on our credit ratings. If our credit ratings are downgraded, we may not be able to access debt capital or the debt capital we can access may be expensive,
•We may be unable to repay our debt obligations when they become due,
•The maximum borrowing availability under our revolving credit facility may be increased to up to $1.95 billion in certain circumstances; however, increasing the maximum borrowing availability under our revolving credit facility is subject to our obtaining additional commitments from lenders, which may not occur,
•We have the option to extend the maturity date of our revolving credit facility upon payment of a fee and meeting other conditions; however, the applicable conditions may not be met,
•We may incur significant costs to prepare a property for tenancy, particularly for single tenant properties,
•We may spend more for capital expenditures than we currently expect,
•We may fail to obtain development rights or entitlements that we may seek for development and other projects we may wish to conduct at our properties,
•Our existing joint venture arrangements and any other joint venture arrangements that we may enter may not be successful,
•Any redevelopment projects we undertake may be unsuccessful, may require greater capital expenditures or other costs than we project or may take significant time to complete,
•We believe that we are well positioned to weather the present disruptions of the COVID-19 pandemic facing the real estate industry. However, the full extent of the future impact of the COVID-19 pandemic is unknown and we may not realize similar or better operating results in the future,
•We believe that the near term impact of the COVID-19 pandemic to us will not be material due to the strength of our tenant base. However, if the COVID-19 pandemic and any resulting economic downturn continue for an extended period of time or worsen, our tenants may be significantly adversely impacted, which may result in those tenants seeking relief from their rent obligations, their inability to pay rent, the termination of their leases or our tenants not renewing their leases or renewing their leases for less space. Therefore, the impact we experience in the near term may be worse than we currently expect and our results of operations and financial position may be negatively affected,
•We have granted requests to some of our tenants to defer payments over, in most cases, a 12-month period, all of which have commenced. However, current market and economic conditions may deteriorate further and the rent assistance granted by us may not be sufficient to ensure that tenants will be able to meet their rent payment obligations under their leases with us, which may result in an increase in tenant defaults and terminations,
•The business and property management agreements between us and RMR LLC have continuing 20 year terms. However, those agreements permit early termination in certain circumstances. Accordingly, we cannot be sure that these agreements will remain in effect for continuing 20 year terms,
•We believe that our relationships with our related parties, including RMR LLC, Sonesta and others affiliated with them, may benefit us and provide us with competitive advantages in operating and growing our business. However, the advantages we believe we may realize from these relationships may not materialize, and

•It is difficult to accurately estimate leasing related obligations and costs of property repositioning, development, redevelopment and tenant improvement costs. Our unspent leasing related obligations and development or redevelopment costs may cost more and may take longer to complete than we currently expect, and we may incur increased amounts for these and similar purposes in the future.
Currently unexpected results could occur due to many different circumstances, some of which are beyond our control, such as the COVID-19 pandemic and its aftermath, changes in our tenants’ needs for leased space, the ability of the U.S. and state governments to approve spending bills to fund their obligations, acts of terrorism, natural disasters, climate change or changes in capital markets or the economy generally.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer purchases of equity securities. The following table provides information about our purchases of our equity securities during the quarter ended September 30, 2021:

Calendar Month	Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
September 2021	25,533	$25.24	—	—
(1)These common share withholdings and purchases were made to satisfy tax withholding and payment obligations of one of our Trustees, our officers and certain other employees of RMR LLC in connection with awards of our common shares and the vesting of those and prior awards of common shares to them. We withheld and purchased these shares at their fair market values based upon the trading prices of our common shares at the close of trading on Nasdaq on the purchase dates.
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

4.5
Third Supplemental Indenture, dated as of May 18, 2021, between the Company and U.S. Bank National Association, relating to the Company’s 2.650% Senior Notes due 2026, including form thereof. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021.)

4.6
Fourth Supplemental Indenture, dated as of August 13, 2021, between the Company and U.S. Bank National Association, relating to the Company’s 2.400% Senior Notes due 2027, including form thereof. (Filed herewith.)

4.7
Fifth Supplemental Indenture, dated as of September 28, 2021, between the Company and U.S. Bank National Association, relating to the Company’s 3.450% Senior Notes due 2031, including form thereof. (Filed herewith.)

4.8
Indenture, dated as of February 3, 2015, between the Company (as successor to Select Income REIT) and U.S. Bank National Association. (Incorporated by reference to Select Income REIT’s Current Report on Form 8-K filed on February 3, 2015.)

4.9
First Supplemental Indenture, dated as of February 3, 2015, between the Company (as successor to Select Income REIT) and U.S. Bank National Association, including the form of 4.50% Senior Notes due 2025. (Incorporated by reference to Select Income REIT’s Current Report on Form 8-K filed on February 3, 2015.)

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

10.1	Second Amendment to Second Amended and Restated Business Management Agreement, effective as of August 1, 2021, between the Company and The RMR Group LLC. (Filed herewith.)

31.1	Rule 13a-14(a) Certification. (Filed herewith.)

31.2	Rule 13a-14(a) Certification. (Filed herewith.)

31.3	Rule 13a-14(a) Certification. (Filed herewith.)

31.4	Rule 13a-14(a) Certification. (Filed herewith.)

32.1	Section 1350 Certification. (Furnished herewith.)

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document. (Filed herewith.)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (Filed herewith.)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (Filed herewith.)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (Filed herewith.)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (Filed herewith.)
104	Cover Page Interactive Data File. (Formatted as Inline XBRL and contained in Exhibit 101.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OFFICE PROPERTIES INCOME TRUST

By:	/s/ Christopher J. Bilotto
Christopher J. Bilotto
President and Chief Operating Officer
Dated: October 28, 2021

By:	/s/ Matthew C. Brown
Matthew C. Brown
Chief Financial Officer and Treasurer
(principal financial officer and principal accounting officer)
Dated: October 28, 2021