Form 10-K
period 2021-12-31
OFFICE PROPERTIES INCOME TRUST
filed 2022-02-16
CIK 1456772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The aggregate market value of the voting common shares of beneficial interest, $.01 par value, or common shares, of the registrant held by non-affiliates was approximately $1.4 billion based on the $29.31 closing price per common share on The Nasdaq Stock Market LLC on June 30, 2021. For purposes of this calculation, an aggregate of 866,731 common shares held directly by, or by affiliates of, the trustees and the executive officers of the registrant have been included in the number of common shares held by affiliates.
Number of the registrant’s common shares outstanding as of February 15, 2022: 48,425,665.
References in this Annual Report on Form 10-K to the Company, OPI, we, us or our mean Office Properties Income Trust and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated by reference to our definitive Proxy Statement for the 2022 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended December 31, 2021.

Warning Concerning Forward-Looking Statements
This Annual Report on Form 10-K contains statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other securities laws. Also, whenever we use words such as “believe”, “expect”, “anticipate”, “intend”, “plan”, “estimate”, “will”, “may” and negatives or derivatives of these or similar expressions, we are making forward-looking statements. These forward-looking statements are based upon our present intent, beliefs or expectations, but forward-looking statements are not guaranteed to occur and may not occur. Forward-looking statements in this Annual Report on Form 10-K relate to various aspects of our business, including:
•The duration and severity of the COVID-19 pandemic and its impact on us and our tenants and our tenants’ ability and willingness to pay us rent,
•Our expectations about the financial strength of our tenants,
•The likelihood that our rents will increase when we renew or extend our leases or enter new leases,
•Our belief that we are in a position to opportunistically recycle and deploy capital,
•Our expectations that the diversity and other characteristics of our property portfolio and our financial resources will result in our ability to successfully withstand the COVID-19 pandemic,
•The likelihood that our tenants will renew or extend their leases and not exercise early termination options pursuant to their leases or that we will obtain replacement tenants, on terms as favorable to us as our prior leases,
•The likelihood that our tenants will be negatively affected by cyclical economic conditions or government budget constraints and, if so, the impact that may have on their ability and willingness to lease our properties and pay us rent,
•Our ability to successfully execute our capital recycling program,
•The expectation that, as a result of the COVID-19 pandemic, leasing activity may remain volatile until office property market conditions meaningfully improve and stabilize,
•Our ability to pay distributions to our shareholders and to maintain or increase the amount of such distributions,
•Our expectations regarding occupancy at our properties,
•Our expectations regarding our future financial performance including funds from operations, or FFO, normalized funds from operations, or Normalized FFO, or net operating income, or NOI,
•Our expectations regarding demand for leased space,
•Our expectations regarding capital expenditures,
•Our expectation that there will be opportunities for us to acquire, and that we will acquire, additional properties primarily leased to single or majority tenants and tenants with high credit quality characteristics,
•Our expectations regarding the costs and timing of our development, redevelopment and repositioning activities,
•Our ability to compete for acquisitions and tenancies effectively,
•Our sales and acquisitions of properties,
•Our policies and plans regarding investments, financings and dispositions,
•Our ability to appropriately balance our use of debt and equity capital,
•The future availability of borrowings under our revolving credit facility,
•Our ability to raise debt or equity capital,
•Our ability to pay interest on and principal of our debt,
i

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
Our actual results may differ materially from those contained in or implied by our forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors, some of which are beyond our control. Risks, uncertainties and other factors that could have a material adverse effect on our forward-looking statements and upon our business, results of operations, financial condition, FFO, Normalized FFO, NOI, cash flows, liquidity and prospects include, but are not limited to:
•The impact of conditions in the economy, including the COVID-19 pandemic and its aftermath, and the capital markets on us and our tenants,
•Competition within the real estate industry, particularly in those markets in which our properties are located,
•The impact of changes in the real estate needs and financial conditions of our tenants,
•Compliance with, and changes to, federal, state and local laws and regulations, accounting rules, tax laws and similar matters,
•The impact of any U.S. government shutdown on our ability to collect rents or pay our operating expenses, debt obligations and distributions to shareholders on a timely basis,
•Actual and potential conflicts of interest with our related parties, including our Managing Trustees, RMR LLC, Sonesta International Hotels Corporation, or Sonesta, and others affiliated with them,
•Limitations imposed on our business and our ability to satisfy complex rules in order for us to maintain our qualification for taxation as a REIT for U.S. federal income tax purposes, and
•Acts of terrorism, outbreaks of pandemics, including the COVID-19 pandemic, or other manmade or natural disasters beyond our control.
For example:
•Our ability to make or sustain distributions to our shareholders and to make payments of principal and interest on our indebtedness depends upon a number of factors, including our receipt of rent from our tenants, our future earnings, the capital costs we incur to lease our properties and our working capital requirements. We may be unable to pay our debt obligations or to maintain our current rate of distributions on our common shares and future distributions may be reduced or eliminated,
•Our ability to grow our business and increase our distributions depends in large part upon our ability to buy properties and lease them for rents, less their property operating costs, that exceed our capital costs. We may be unable to identify properties that we want to acquire, and we may fail to reach agreement with the sellers and complete the purchases of any properties we want to acquire. In addition, any properties we may acquire may not provide us with rents less property operating costs that exceed our capital costs or achieve our expected returns,
•We may fail to maintain, or we may elect to change our distribution rate. Our Board of Trustees considers many factors when setting distribution rates, including our historical and projected income, Normalized FFO, cash available for distribution, the then current and expected needs and availability of cash to pay our obligations and fund our investments, distributions which may be required to be paid to maintain our qualification for taxation as a REIT and other factors deemed relevant by our Board of Trustees. Accordingly, future distribution rates may be increased or decreased and there is no assurance as to the rate at which future distributions will be paid,
•We expect to selectively sell properties from time to time when we determine our continued ownership or ongoing required capital expenditures will not achieve desired returns or when we believe we can successfully pursue more desirable opportunities than retaining those properties. We cannot be sure we will sell any of these properties or what the terms of any sales may be or that we will acquire replacement properties that improve our asset quality or our ability to increase our distributions to shareholders,
•We may not receive the amounts we expect for properties we seek to sell,
•We may not succeed in managing leverage at levels we believe appropriate,
•Some of our tenants may not renew expiring leases or they may exercise their rights, if any, to vacate their space before the stated expirations of their leases, and we may be unable to obtain new tenants to maintain or increase the historical occupancy rates of, or rents from, our properties,
•Rents that we can charge at our properties may decline upon renewals or expirations because of changing market conditions or otherwise,
•Leasing for some of our properties depends on a single or majority tenant and we may be adversely affected by the bankruptcy, insolvency, a downturn of business or a lease termination of a single or majority tenant at these properties,
•Our belief that there is a likelihood that tenants may renew or extend our leases prior to their expirations whenever they have made significant investments in the leased properties, or because those properties may be of strategic importance to them, may not be realized,
•Overall new leasing volume may remain volatile. In addition, if the COVID-19 pandemic and resulting economic impact continue for an extended period or worsen, our tenants may become unable to pay rent or they may elect to not renew their leases with us. Further, some of our government leases provide the tenant with certain rights to terminate their lease early. Budgetary and other fiscal pressures may result in some governmental tenants terminating their leases early or not renewing their leases. In addition, the COVID-19 pandemic has caused changes in workplace practices, including increased remote work arrangements. To the extent those practices become permanent or increased, leasing demand for office space may decline. As a result of these factors, our tenant retention levels could decline and we may experience reduced rent or incur increased costs under future new or renewal leases,
•Our belief that we are well positioned to opportunistically recycle and deploy capital may not be realized. We may fail to identify and execute on opportunities to deploy capital and any deployment of capital we may make may not result in the returns that we expect,
•Our perception that activity prior to the outbreak of the COVID-19 pandemic suggested that the government had begun to shift its leasing strategy to include longer term leases and that the government was actively exploring 10 to 20 year lease terms at renewal, in some instances, may mistakenly imply that these activities are indicative of a trend or broader change in government leasing strategy or practices that will recommence after the COVID-19 pandemic ends. Further, even if such a trend or change were to recommence, that trend or change may not be sustained by the government,
•Contingencies in our acquisition and sale agreements, if any, may not be satisfied and any expected acquisitions and sales and any related lease arrangements we expect to enter may not occur, may be delayed or the terms of such transactions or arrangements may change,
•We expect to pursue accretively growing our property portfolio. However, we may not succeed in making acquisitions that are accretive and future acquisitions could be dilutive,
•The competitive advantages we believe we have may not in fact exist or provide us with the advantages we expect. We may fail to maintain any of these advantages or our competition may obtain or increase their competitive advantages relative to us,
•We intend to conduct our business activities in a manner that will afford us reasonable access to capital for investment and financing activities. However, we may not succeed in this regard and we may not have reasonable access to capital,

•Continued availability of borrowings under our revolving credit facility is subject to our satisfying certain financial covenants and other credit facility conditions that we may be unable to satisfy,
•Actual costs under our revolving credit facility will be higher than the stated rate plus a premium because of fees and expenses associated with such debt,
•The interest rates payable under our floating rate debt obligations depend upon our credit ratings. If our credit ratings are downgraded, our borrowing costs will increase,
•Our ability to access debt capital and the cost of our debt capital will depend in part on our credit ratings. If our credit ratings are downgraded, we may not be able to access debt capital or the debt capital we can access may be expensive,
•We may be unable to repay our debt obligations when they become due,
•The maximum borrowing availability under our revolving credit facility may be increased to up to $1.95 billion in certain circumstances; however, increasing the maximum borrowing availability under our revolving credit facility is subject to our obtaining additional commitments from lenders, which may not occur,
•We have the option to extend the maturity date of our revolving credit facility upon payment of a fee and meeting other conditions; however, the applicable conditions may not be met,
•We may incur significant costs to prepare a property for tenancy, particularly for single or majority tenant properties,
•We may spend more for capital expenditures than we currently expect, including as a result of inflation, supply chain challenges or otherwise, and we plan to spend more for capital expenditures than we have in the past,
•We may fail to obtain development rights or entitlements that we may seek for development and other projects we may wish to conduct at our properties,
•Our existing joint ventures and any additional joint ventures we may enter into in the future may not be successful,
•Any development, redevelopment or repositioning projects we undertake may be unsuccessful, may require greater capital expenditures or other costs than we project or may take significant time to complete, including as a result of inflation, supply chain challenges or otherwise,
•We believe that we are well positioned to weather the present COVID-19 pandemic conditions in the economy and the real estate industry. However, the full extent of the future impact of the COVID-19 pandemic to us is unknown and we may not realize similar or better operating results in the future,
•The business and property management agreements between us and RMR LLC have continuing 20 year terms. However, those agreements permit early termination in certain circumstances. Accordingly, we cannot be sure that these agreements will remain in effect for continuing 20 year terms,
•We expect that we will benefit from RMR LLC’s Environmental, Social and Governance, or ESG, program and initiatives. However, we may not realize the benefits we expect from such program and initiatives and we or RMR LLC may not succeed in meeting existing or future standards regarding ESG,
•We believe that our relationships with our related parties, including RMR LLC, Sonesta and others affiliated with them, may benefit us and provide us with competitive advantages in operating and growing our business. However, the advantages we believe we may realize from these relationships may not materialize, and
•It is difficult to accurately estimate leasing related obligations and costs of property development, redevelopment or repositioning and tenant improvement costs. Our unspent leasing related obligations and development, redevelopment or repositioning costs may cost more and may take longer to complete than we currently expect, and we may incur increased amounts for these and similar purposes in the future.
Currently unexpected results could occur due to many different circumstances, some of which are beyond our control, such as the COVID-19 pandemic and its aftermath, changes in our tenants’ needs for leased space, the ability of the U.S. and state governments to approve spending bills to fund their obligations, acts of terrorism, natural disasters, climate change and climate related events or changes in capital markets or the economy generally.

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

v

OFFICE PROPERTIES INCOME TRUST
2021 FORM 10-K ANNUAL REPORT

PART I
Item 1. Business
Our Company
We are a real estate investment trust, or REIT, formed in 2009 under Maryland law. As of December 31, 2021, our wholly owned properties were comprised of 178 properties containing approximately 23.3 million rentable square feet (all square footage amounts included within this Annual Report on Form 10-K are unaudited) and we had noncontrolling ownership interests of 51% and 50% in two unconsolidated joint ventures that own three properties containing approximately 0.4 million rentable square feet. As of December 31, 2021, our properties have an undepreciated carrying value of approximately $3.9 billion and a depreciated carrying value of approximately $3.4 billion, excluding properties classified as held for sale. As of December 31, 2021, our properties were leased to 333 different tenants, with a weighted average remaining lease term (based on annualized rental income as defined below) of approximately 5.9 years. The U.S. government is our largest tenant, representing approximately 19.5% of our annualized rental income as of December 31, 2021. The term annualized rental income as used herein is defined as the annualized contractual base rents from our tenants pursuant to our lease agreements as of December 31, 2021, plus straight line rent adjustments and estimated recurring expense reimbursements to be paid to us, and excluding lease value amortization.
Our principal executive offices are located at Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts 02458-1634, and our telephone number is (617) 219-1440.
Our Business Strategy
Our business plan is to focus on owning and leasing high quality office properties to tenants with high credit quality characteristics in select, growth-oriented U.S. markets. We seek to maintain or selectively develop our properties, extend or enter new leases as leases approach expiration as well as enter new leases for our vacant space and selectively acquire additional properties.
As our lease expirations approach, we will attempt to renew our leases with existing tenants or to enter leases with new tenants, in both circumstances at rents equal to or higher than the rents we now receive. Our ability to renew leases with our existing tenants or to enter new leases with new tenants and the rents we are able to charge will depend in large part upon market conditions, which are beyond our control. For our properties that are leased to single or majority tenants, because of the capital improvements in which many of these tenants have invested and because many of our properties that are leased to single or majority tenants appear to have strategic importance to the tenants’ businesses, we believe that there is a greater likelihood that these tenants will renew or extend their leases when they expire as compared to tenants that have not invested capital into a property or where the property location may not be strategic to its business. However, we also believe that if a property previously occupied by a single or majority tenant becomes vacant, it may take longer and cost more to reposition that property or to locate a replacement tenant than compared to space for lease in a multi-tenant property because in place improvements designed specifically for the needs of the prior single or majority tenant may not suit a replacement tenant’s needs.
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
Our Growth Strategy
Our internal growth strategy is to attempt to increase the rents we receive from our current properties and to increase occupancy by leasing vacant space. To achieve rent or occupancy increases we may invest in our properties through development, redevelopment or repositioning activities or through improvements requested by existing tenants or to induce lease renewals or new tenant leases when our current leases expire or vacant space is leased. However, as noted above, our ability to increase occupancy or to maintain or increase the rents we receive from our current properties will depend in large part upon market conditions, which are beyond our control.
Our external growth strategy is defined by our investment policies, including our capital recycling program, and our acquisition, disposition and financing policies.

Our Investment Policies
Our primary investment objectives include acquiring properties that produce yields that are greater than the yields of properties we are disposing in connection with our capital recycling program, as well as acquiring properties with yields that are greater than our cost of capital, with a goal of (1) improving the asset quality of our portfolio by reducing the average age of our properties, lengthening the weighted average term of our leases and increasing the likelihood of retaining our tenants, and (2) increasing our distributions to shareholders. To achieve these objectives, we seek to: (a) invest in institutional quality properties with high credit quality tenants; (b) use proceeds from our capital recycling program to fund additional investments and to manage leverage at levels we believe appropriate; (c) when market conditions permit, refinance debt with long term debt or additional equity; and (d) pursue diversification so that our cash flow from operations comes from diverse properties and tenants.
Acquisition Policies. We currently intend to focus our investments primarily in U.S. office properties in markets we believe have strong economic fundamentals to support growth, including (1) properties leased to a single or majority tenant that are strategic to that tenant and which may include built-to-suit, specialty use or corporate or regional headquarters and properties where the tenant has invested meaningful capital, with a minimum remaining lease term of at least seven years and (2) properties with specialty uses where remote work is less likely to occur. We also expect to seek investments primarily in first generation properties where we believe there is a reasonably high likelihood of renewing the tenants in place and where we expect ongoing capital needs to be relatively modest when compared to older properties.
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
In implementing our acquisition strategy, we consider a range of factors relating to proposed property purchases, including:
•the return on the properties being sold to finance acquisitions or property developments, redevelopments or repositionings compared to the projected returns we may realize by owning the property we would acquire or develop, redevelop or reposition;
•our cost of capital compared to the projected returns we may realize by owning the property;
•the pricing of comparable properties as evidenced by recent arm’s length market sales;
•the strategic fit of the property with the rest of our properties and how it may strategically improve key attributes of our portfolio, including alignment with our Environmental, Social and Governance, or ESG, principles;
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
•the potential costs associated with finding (a) replacement tenant(s), including tenant improvements, leasing commissions and concessions, the cost to operate the property while vacant and building improvement capital, as compared to our projected returns from future rents;
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
For more information regarding our investing activities, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7 of this Annual Report on Form 10-K.
Our Financing Policies
To qualify for taxation as a REIT under the United States Internal Revenue Code of 1986, as amended, or the IRC, we must distribute at least 90% of our annual REIT taxable income (excluding net capital gains). Accordingly, we generally will not be able to retain sufficient cash to fund our operations, repay our debts, invest in our properties and fund acquisitions and development, redevelopment and repositioning efforts. We expect to use proceeds from our capital recycling program to fund acquisitions and development, redevelopment and repositioning efforts and to manage leverage at levels we believe appropriate. We also expect to repay our debts, invest in our properties and fund acquisitions and development, redevelopment and repositioning efforts with borrowings under our revolving credit facility (as defined below), proceeds from debt or equity securities we may issue or retained cash from operations that may exceed our distributions paid. To the extent we obtain additional debt financing, we may do so on an unsecured or a secured basis. We may seek to obtain lines of credit or to issue securities senior to our common shares, including preferred shares or debt securities, which may be convertible into our common shares or be accompanied by warrants to purchase our common shares or to pursue joint venture financing arrangements. We may also finance acquisitions by assuming debt or through the issuance of equity or other securities. The proceeds from any of our financings may be used to pay distributions, to provide working capital, to refinance existing indebtedness or to finance acquisitions or property developments, redevelopments or repositionings.
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
We currently have a $750.0 million unsecured revolving credit facility, or our revolving credit facility, that we use for working capital and general business purposes, including to fund acquisitions and development, redevelopment and repositioning efforts on an interim basis until we may refinance with term debt or equity. In some instances, we may assume outstanding mortgage debt in connection with our acquisitions or place new mortgages on properties we own. For more information regarding our financing sources and activities, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7 of this Annual Report on Form 10-K.
Generally, we intend to manage our leverage in a way that may allow us to maintain “investment grade” ratings from nationally recognized rating organizations. However, we cannot be sure that we will be able to maintain our investment grade ratings in the future.
Our Board of Trustees may change our financing policies at any time without a vote of, or notice to, our shareholders.
Other Information
Employees. We have no employees. Services which would otherwise be provided to us by employees are provided by RMR LLC and by our Managing Trustees and officers. As of December 31, 2021, RMR LLC had approximately 600 full time employees in its headquarters and regional offices located throughout the United States.
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
RMR LLC is an alternative asset management company that is focused on commercial real estate and related businesses. RMR LLC or its subsidiaries also act as a manager to other publicly traded real estate companies, privately held real estate funds and real estate related operating businesses. As of the date of this Annual Report on Form 10-K, the executive officers of RMR LLC are: Adam D. Portnoy, President and Chief Executive Officer; Jennifer B. Clark, Executive Vice President, General Counsel and Secretary; Jennifer F. Francis, Executive Vice President, Matthew P. Jordan, Executive Vice President, Chief Financial Officer and Treasurer; John G. Murray, Executive Vice President; and Jonathan M. Pertchik, Executive Vice President. Our President and Chief Operating Officer, Christopher J. Bilotto, is a Senior Vice President of RMR LLC. Our Chief Financial Officer and Treasurer, Matthew C. Brown, is also a Senior Vice President of RMR LLC. Other officers of RMR LLC also serve as officers of other companies to which RMR LLC or its subsidiaries provide management services.
Corporate Sustainability. Since our inception in 2009, we have been guided by ESG principles, and believe corporate sustainability must be a strategic focus alongside our focus on economic performance. Our sustainability practices, which align with those of our manager, RMR LLC — minimizing our impact on the environment, embracing the communities where we operate and attracting top professionals — are critical elements supporting our long-term success.
We recognize our responsibility to minimize the impact of our business on the environment and seek to preserve natural resources and maximize efficiencies in order to reduce the impact the properties we own have on the planet. Our environmental sustainability strategies and best practices help to mitigate our properties’ environmental footprint, optimize operational efficiency and enhance our competitiveness in the marketplace. We seek to obtain certifications that measure progress in environmental sustainability, which helps to benchmark performance and mitigate risk.
We and our manager, RMR LLC, drive value, manage risk and benchmark the performance of our properties by effectively capturing and managing data through real-time energy monitoring, or RTM. RTM facilitates advanced data analytics and access to detect faults and inefficiencies in equipment operations faster meanwhile enhancing building system control in a cost-effective and scalable way. RMR LLC’s RTM program captures 30 of our properties totaling approximately 51% of our annual electricity spend and generated $1.5 million in annual savings.
Our energy performance programs drive down energy consumption and reduce carbon emissions of our properties. Lower energy use and emissions reduce our properties' potential exposure to policies that call for a carbon tax or other emissions-based penalties. Our existing business practices are intended to align with the Task Force on Climate-related Financial Disclosures framework across both physical and transition risks and opportunities.
With respect to our development and redevelopment activities, RMR LLC considers how to best incorporate ESG as part of the overall goal of any development or redevelopment project at our properties. Each potential project’s design phase begins with an evaluation of potential environmental certifications, including Leadership in Energy and Environmental Design, or LEED®, and the WELL Building Standard criteria, among others. This process also includes sustained outreach to the respective municipality and surrounding communities to garner feedback and understand local concerns. Project requirements are then aligned with planning objectives established by neighborhood associations and permitting boards.
In reaction to the Energy Policy Act of 2005, the U.S. government has instituted “green lease” policies which include the “Promotion of Energy Efficiency and Use of Renewable Energy” as one of the factors it considers when leasing property. The Energy Independence and Security Act of 2007 also allows the General Services Administration, or GSA, to give preference to properties for lease that have received an “ENERGY STAR” certification. The ENERGY STAR program is a joint program of the U.S. Environmental Protection Agency and the U.S. Department of Energy which is focused on promoting energy efficient products and properties. Properties that reach a specified level of energy efficiency may receive the ENERGY STAR recognition for a period of 12 months before the requirement that they be recertified. Furthermore, certain properties are not eligible for ENERGY STAR certification. For example, lab uses, medical office properties and properties less than 50% occupied cannot be ENERGY STAR certified. As of February 15, 2022, we have submitted 47 of our properties containing 7.4 million rentable square feet (32.4% and 37.0% of our eligible properties and eligible rentable square feet, respectively) for consideration for ENERGY STAR certification. Of the 47 properties submitted for consideration, 43 have been awarded and none have been denied.

The U.S. Government’s “green lease” policies also permit government tenants to require LEED® designation in selecting new premises or renewing leases at existing premises. The LEED® designation program is administered by the U.S. Green Building Council, a nonprofit organization focused on promoting environmental sustainability for the built environment. Properties that reach specified levels of sustainability may receive a LEED® designation. As of December 31, 2021, 39 of our properties containing 6.2 million rentable square feet (21.9% and 26.8% of our total properties and total rentable square feet, respectively) were LEED® designated.
In an effort to reduce the effects of any increased energy costs in the future, we continuously study ways to improve the energy efficiency at all of our properties. Our manager, RMR LLC, is a member of the “ENERGY STAR” partner program, and a member of the U.S. Green Building Council. We believe our effort to obtain additional ENERGY STAR labels and/or LEED® designations and manage our properties in a sustainable manner benefits our business while also bettering the environment. Additionally, RMR LLC releases an annual Sustainability Report, which summarizes the ESG initiatives RMR LLC and its clients, including OPI, employ. RMR LLC’s Sustainability Report may be accessed on RMR Inc.’s website at www.rmrgroup.com/corporate-sustainability/default.aspx. The information on or accessible through RMR Inc.’s website is not incorporated by reference into this Annual Report on Form 10-K.
For more information, see “Risk Factors—Risks Related to Our Business—Third party expectations relating to ESG factors may impose additional costs and expose us to new risks” included in Part I, Item 1A of this Annual Report on Form 10-K.
Environmental Matters. Ownership of real estate is subject to risks associated with environmental matters. Prior to acquiring properties, we perform environmental site assessments during due diligence and where there are concerns we do additional monitoring and periodic assessments. We require our tenants to maintain compliance with environmental laws and we also monitor any known conditions. Although we do not believe that there are environmental conditions at any of our properties that will materially and adversely affect us, we cannot be sure that such conditions or costs we may be required to incur in the future to address environmental contamination will not materially and adversely affect us.
Board Diversity. As of December 31, 2021, our Board of Trustees was comprised of eight Trustees, of which six were independent trustees and four, or 50%, were female.
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
Leases. We have leases with government entities, including the U.S. government, state governments and other government tenants as well as non-government tenants. Some of our leases allow government and non-government tenants to vacate the leased premises before the stated expirations of their leases with little or no liability, or with penalty, by exercising early termination rights. For additional information about tenants’ rights to terminate leases early, see “Risk Factors—Risks Related to Our Business—Some tenants have the right to terminate their leases prior to their lease expiration date” included in Part I, Item 1A and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Property Operations” included in Part II, Item 7 of this Annual Report on Form 10-K.
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
Segment Information. As of December 31, 2021, we had one operating segment: direct ownership of real estate properties. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7 of this Annual Report on Form 10-K and our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
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
Our counsel, Sullivan & Worcester LLP, is of the opinion that we have been organized and have qualified for taxation as a REIT under the IRC for our 2009 through 2021 taxable years, and that our current and anticipated investments and plan of operation will enable us to continue to meet the requirements for qualification and taxation as a REIT under the IRC. Our counsel’s opinions are conditioned upon the assumption that our leases, our declaration of trust, and all other legal documents to which we have been or are a party have been and will be complied with by all parties to those documents, upon the accuracy and completeness of the factual matters described in this Annual Report on Form 10-K and upon representations made by us to our counsel as to certain factual matters relating to our organization and operations and our expected manner of operation. If this assumption or a description or representation is inaccurate or incomplete, our counsel’s opinions may be adversely affected and may not be relied upon. The opinions of our counsel are based upon the law as it exists today, but the law may change in the future, possibly with retroactive effect. Given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, and the possibility of future changes in our circumstances, neither Sullivan & Worcester LLP nor we can be sure that we will qualify as or be taxed as a REIT for any particular year. Any opinion of Sullivan & Worcester LLP as to our qualification or taxation as a REIT will be expressed as of the date issued. Our counsel will have no obligation to advise us or our shareholders of any subsequent change in the matters stated, represented or assumed, or of any subsequent change in the applicable law. Also, the opinions of our counsel are not binding on either the IRS or a court, and either could take a position different from that expressed by our counsel.
Our continued qualification and taxation as a REIT will depend upon our compliance with various qualification tests imposed under the IRC and summarized below. While we believe that we have satisfied and will satisfy these tests, our counsel does not review compliance with these tests on a continuing basis. If we fail to qualify for taxation as a REIT in any year, then we will be subject to federal income taxation as if we were a corporation taxed under subchapter C of the IRC, or a C corporation, and our shareholders will be taxed like shareholders of regular C corporations, meaning that federal income tax generally will be applied at both the corporate and shareholder levels. In this event, we could be subject to significant tax liabilities, and the amount of cash available for distribution to our shareholders could be reduced or eliminated.
If we continue to qualify for taxation as a REIT and meet the tests described below, then we generally will not pay federal income tax on amounts that we distribute to our shareholders. However, even if we continue to qualify for taxation as a REIT, we may still be subject to federal tax in the following circumstances, as described below:
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
•We have acquired entities by merger that formerly qualified for taxation as REITs. If it is determined that one of these entities failed to satisfy one or more of the REIT tests described below before their respective mergers into us, the IRS might allow us, as such entity’s successor, the same opportunity for relief as though we were the remediating REIT. In such case, such entity would be deemed to have retained its qualification for taxation as a REIT and the relevant penalties or sanctions for remediation would fall upon us in a manner comparable to the above.
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
Our Wholly Owned Subsidiaries and Our Investments Through Partnerships. Except in respect of a TRS as discussed below, Section 856(i) of the IRC provides that any corporation, 100% of whose stock is held by a REIT and its disregarded subsidiaries, is a qualified REIT subsidiary and shall not be treated as a separate corporation for U.S. federal income tax purposes. The assets, liabilities and items of income, deduction and credit of a qualified REIT subsidiary are treated as the REIT’s. We believe that each of our direct and indirect wholly owned subsidiaries, other than the TRSs discussed below (and entities whose equity is owned in whole or in part by such TRSs), will be either a qualified REIT subsidiary within the meaning of Section 856(i)(2) of the IRC or a noncorporate entity that for federal income tax purposes is not treated as separate from its owner under Treasury regulations issued under Section 7701 of the IRC, each such entity referred to as a QRS. Thus, in applying all of the REIT qualification requirements described in this summary, all assets, liabilities and items of income, deduction and credit of our QRSs are treated as ours, and our investment in the stock and other securities of such QRSs will be disregarded.
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
Subsidiary REITs. We have invested and may invest in real estate through one or more entities that are intended to qualify for taxation as REITs. When a subsidiary qualifies for taxation as a REIT separate and apart from its REIT parent, the subsidiary’s shares are qualifying real estate assets for purposes of the REIT parent’s 75% asset test described below. However, failure of the subsidiary to separately satisfy the various REIT qualification requirements described in this summary or that are otherwise applicable (and failure to qualify for the applicable relief provisions) would generally result in (a) the subsidiary being subject to regular U.S. corporate income tax, as described above, and (b) the REIT parent’s ownership in the subsidiary (i) ceasing to be qualifying real estate assets for purposes of the 75% asset test and (ii) becoming subject to the 5% asset test, the 10% vote test and the 10% value test generally applicable to a REIT’s ownership in corporations other than REITs and TRSs. In such a situation, the REIT parent’s own REIT qualification and taxation could be jeopardized on account of the subsidiary’s failure cascading up to the REIT parent, all as described below under the heading “—Asset Tests”. We have made and expect to make protective TRS elections with respect to our subsidiary REITs and may implement other protective arrangements intended to avoid a cascading REIT failure if any of our intended subsidiary REITs were not to qualify for taxation as a REIT, but we cannot be sure that such protective elections or other arrangements will be effective to avoid or mitigate the resulting adverse consequences to us.
Taxable REIT Subsidiaries. As a REIT, we are permitted to own any or all of the securities of a TRS, provided that no more than 20% of the total value of our assets, at the close of each quarter, is comprised of our investments in the stock or other securities of our TRSs. Very generally, a TRS is a subsidiary corporation other than a REIT in which a REIT directly or indirectly holds stock and that has made a joint election with such REIT to be treated as a TRS. A TRS is taxed as a regular C corporation, separate and apart from any affiliated REIT. Our ownership of stock and other securities in our TRSs is exempt from the 5% asset test, the 10% vote test and the 10% value test discussed below.
In addition, any corporation (other than a REIT and other than a QRS) in which a TRS directly or indirectly owns more than 35% of the voting power or value of the outstanding securities is automatically a TRS (excluding, for this purpose, certain “straight debt” securities). Subject to the discussion below, we believe that we and each of our TRSs have complied with, and will continue to comply with, the requirements for TRS status at all times during which the subsidiary’s TRS election is intended to be in effect, and we believe that the same will be true for any TRS that we later form or acquire.
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
Other than sales of foreclosure property, any gain that we realize on the sale of property held as inventory or other property held primarily for sale to customers in the ordinary course of a trade or business, together known as dealer gains, may be treated as income from a prohibited transaction that is subject to a penalty tax at a 100% rate. The 100% tax does not apply to gains from the sale of property that is held through a TRS, although such income will be subject to tax in the hands of the TRS at regular corporate income tax rates; we may therefore utilize our TRSs in transactions in which we might otherwise recognize dealer gains. Whether property is held as inventory or primarily for sale to customers in the ordinary course of a trade or business is a question of fact that depends on all the facts and circumstances surrounding each particular transaction. Sections 857(b)(6)(C) and (E) of the IRC provide safe harbors pursuant to which limited sales of real property held for at least two years and meeting specified additional requirements will not be treated as prohibited transactions. However, compliance with the safe harbors is not always achievable in practice. We attempt to structure our activities to avoid transactions that are prohibited transactions, or otherwise conduct such activities through TRSs; but, we cannot be sure whether or not the IRS might successfully assert that we are subject to the 100% penalty tax with respect to any particular transaction. Gains subject to the 100% penalty tax are excluded from the 75% and 95% gross income tests, whereas real property gains that are not dealer gains or that are exempted from the 100% penalty tax on account of the safe harbors are considered qualifying gross income for purposes of the 75% and 95% gross income tests.
We believe that any gain that we have recognized, or will recognize, in connection with our disposition of assets and other transactions, including through any partnerships, will generally qualify as income that satisfies the 75% and 95% gross income tests, and will not be dealer gains or subject to the 100% penalty tax. This is because our general intent has been and is to: (a) own our assets for investment (including through joint ventures) with a view to long-term income production and capital appreciation; (b) engage in the business of developing, owning, leasing and managing our existing properties and acquiring, developing, owning, leasing and managing new properties; and (c) make occasional dispositions of our assets consistent with our long-term investment objectives.
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
The above REIT asset tests must be satisfied at the close of each calendar quarter of each taxable year as a REIT. After a REIT meets the asset tests at the close of any quarter, it will not lose its qualification for taxation as a REIT in any subsequent quarter solely because of fluctuations in the values of its assets. This grandfathering rule may be of limited benefit to a REIT such as us that makes periodic acquisitions of both qualifying and nonqualifying REIT assets. When a failure to satisfy the above asset tests results from an acquisition of securities or other property during a quarter, the failure can be cured by disposition of sufficient nonqualifying assets within thirty days after the close of that quarter.
In addition, if we fail the 5% asset test, the 10% vote test or the 10% value test at the close of any quarter and we do not cure such failure within thirty days after the close of that quarter, that failure will nevertheless be excused if (a) the failure is de minimis and (b) within six months after the last day of the quarter in which we identify the failure, we either dispose of the assets causing the failure or otherwise satisfy the 5% asset test, the 10% vote test and the 10% value test. For purposes of this relief provision, the failure will be de minimis if the value of the assets causing the failure does not exceed $10,000,000. If our failure is not de minimis, or if any of the other REIT asset tests have been violated, we may nevertheless qualify for taxation as a REIT if (a) we provide the IRS with a description of each asset causing the failure, (b) the failure was due to reasonable cause and not willful neglect, (c) we pay a tax equal to the greater of (1) $50,000 or (2) the highest regular corporate income tax rate imposed on the net income generated by the assets causing the failure during the period of the failure, and (d) within six months after the last day of the quarter in which we identify the failure, we either dispose of the assets causing the failure or otherwise satisfy all of the REIT asset tests. These relief provisions may apply to a failure of the applicable asset tests even if the failure first occurred in a year prior to the taxable year in which the failure was discovered.
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
We have maintained and will continue to maintain records of the value of our assets to document our compliance with the above asset tests and intend to take actions as may be required to cure any failure to satisfy the tests within thirty days after the close of any quarter or within the six month periods described above.
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
The IRC generally limits the deductibility of net interest expense paid or accrued on debt properly allocable to a trade or business to 30% of “adjusted taxable income,” subject to specified exceptions. Any deduction in excess of the limitation is carried forward and may be used in a subsequent year, subject to that year’s 30% limitation. Provided a taxpayer makes an election (which is irrevocable), the limitation on the deductibility of net interest expense does not apply to a trade or business involving real property development, redevelopment, construction, reconstruction, acquisition, conversion, rental, operation, management, leasing, or brokerage, within the meaning of Section 469(c)(7)(C) of the IRC. Treasury regulations provide that a real property trade or business includes a trade or business conducted by a REIT. We have made an election to be treated as a real property trade or business and accordingly do not expect the foregoing interest deduction limitations to apply to us or to the calculation of our “real estate investment trust taxable income.”
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
Depreciation and Federal Income Tax Treatment of Leases
Our initial tax bases in our assets will generally be our acquisition cost. We will generally depreciate our depreciable real property on a straight-line basis over forty years and our personal property over the applicable shorter periods. These depreciation schedules, and our initial tax bases, may vary for properties that we acquire through tax-free or carryover basis acquisitions, or that are the subject of cost segregation analyses.

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
If we elect to retain our net capital gains in this fashion, we will notify our U.S. shareholders of the relevant tax information within sixty days after the close of the affected taxable year.
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
We expect that shareholders that are tax-exempt pension plans, individual retirement accounts or other qualifying tax-exempt entities, and that receive (a) distributions from us, or (b) proceeds from the sale of our shares, should not have such amounts treated as UBTI, provided in each case (x) that the shareholder has not financed its acquisition of our shares with “acquisition indebtedness” within the meaning of the IRC, (y) that the shares are not otherwise used in an unrelated trade or business of the tax-exempt entity, and (z) that, consistent with our present intent, we do not hold a residual interest in a real estate mortgage investment conduit or otherwise hold mortgage assets or conduct mortgage securitization activities that generate “excess inclusion” income.
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
We believe that the restrictions imposed under our declaration of trust on the transfer of shares do not result in the failure of our shares to be “freely transferable.” Furthermore, we believe that no other facts or circumstances limiting the transferability of our shares exist, other than those that are enumerated under the regulation as not affecting the free transferability of shares. In addition, we do not expect or intend to impose in the future, or to permit any person to impose on our behalf, any limitations or restrictions on transfer that would not be among the enumerated permissible limitations or restrictions.
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
Item 1A. Risk Factors
Summary of Risk Factors
Our business is subject to a number of risks and uncertainties. The summary below provides an overview of many of the risks we face that are described in this section. Additional risks, beyond those summarized below, discussed under the caption “Risk Factors” or described elsewhere in this Annual Report on Form 10-K, may also materially and adversely impact our business, operations or financial results. Consistent with the foregoing, the risks we face include, but are not limited to, the following:
•we may be unable to renew our leases with current tenants when our leases expire or lease our properties to new tenants without decreasing rents or incurring significant costs, providing certain concessions or otherwise;
•the COVID-19 pandemic and its resulting economic impact may materially adversely affect our and our tenants’ businesses, operations, financial results and liquidity;
•our tenants may be unable to satisfy their lease obligations to us, which could materially and adversely affect us;
•remote working and related changes to business practices resulting from the COVID-19 pandemic, together with current office space utilization trends, could impact our business;
•some of our properties depend upon a private sector single or majority tenant for all or a significant portion of their rental income; therefore, our financial condition, including our ability to make distributions to shareholders, may be adversely affected by the bankruptcy or insolvency, a downturn in the business, or a lease termination of such a single or majority tenant;
•the concentration of our investments in properties leased to private sector single or majority tenants and properties located in the metropolitan Washington, D.C. market area may result in us being adversely affected by cyclical economic conditions or changes in market conditions in that area and subject us to greater risks of loss than if our properties had more tenant or geographic diversity;
•government budgetary pressures and priorities and trends in government employment and office leasing may adversely impact our business, and a prolonged U.S. government shutdown may adversely impact our operations, financial results and liquidity;
•our capital recycling program may not be successful;
•we may be unable to grow our business by acquiring additional properties, and we face significant competition for acquisition opportunities and for tenants;
•risks associated with the development, redevelopment or repositioning of our properties may cause delays in leasing those properties and generating cash flows from those properties;
•REIT distribution requirements and any limitations on our ability to access reasonably priced capital may adversely impact our ability to carry out our business plan, and we are subject to risks associated with our qualification for taxation as a REIT;
•some tenants have the right to terminate their leases prior to their lease expiration date and changes in our tenants’ demands and requirements for leased space may adversely affect us;
•we have debt and we may incur additional debt, and we are subject to the covenants and conditions contained in the agreements governing our debt, which may restrict our operations and ability to make investments and distributions;
•changes in market interest rates, including changes resulting from the phase out of LIBOR, may adversely affect us;

•ownership of real estate is subject to environmental risks and liabilities, as well as risks from adverse weather, natural disasters and climate change and climate related events, and we may incur significant costs and invest significant amounts with respect to these matters;
•insurance may not adequately cover our losses, and insurance costs may continue to increase;
•we depend upon RMR LLC to manage our business and implement our growth strategy, and RMR LLC has broad discretion in operating our day to day business;
•any material failure, inadequacy, interruption or security breach of RMR LLC’s information technology or systems could materially harm us;
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
•our distributions to our shareholders may be reduced or eliminated and the form of payment could change; and
•our public debt is structurally subordinated to the indebtedness and other liabilities of our subsidiaries.
The risks described below may not be the only risks we face but are risks we believe may be material at this time. Other risks of which we are not yet aware, or that we currently believe are not material, may also materially and adversely impact our business operations or financial results. If any of the events or circumstances described below occurs, our business, financial condition, liquidity, results of operations or ability to make distributions to our shareholders could be adversely impacted and the value of an investment in our securities could decline. Investors and prospective investors should consider the risks described below and the information contained under the caption “Warning Concerning Forward-Looking Statements” and elsewhere in this Annual Report on Form 10-K before deciding whether to invest in our securities.
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
We may experience declining rents or incur significant costs to renew our leases with current tenants or lease our properties to new tenants, and any rent increases that we do achieve may not exceed our costs.
When we renew our leases with current tenants or lease to new tenants, we may experience rent decreases, and we may have to spend substantial amounts for leasing commissions, tenant improvements or other tenant inducements. Moreover, many of our properties have been specially designed for the particular businesses of our tenants; if the current leases for those properties are terminated or are not renewed, we may be required to renovate those properties at substantial costs, decrease the rents we charge or provide other concessions in order to lease those properties to new tenants. In addition, any rent increases that we do achieve may not exceed our costs associated with renewing our leases with current tenants or leasing our properties to new tenants, which costs have and are expected to continue to increase as a result of inflation and supply chain challenges, among other things.

The COVID-19 pandemic and its resulting economic impact may materially adversely affect our and our tenants’ businesses, operations, financial results and liquidity.
The COVID-19 pandemic has had a substantial adverse impact on the global economy, including the U.S. economy, during various stages of the pandemic. Government requirements to stay in place and temporarily close businesses had a substantial negative impact on the economy. Government spending during the pandemic, and subsequent easing of the government restrictions, have since helped avert extended negative impacts to the economy and are believed to have helped foster a return to economic growth. However, the progression of the pandemic has been unpredictable, with infection rates rising and falling and new variants of the virus continuing to emerge. Those variants may have negative impacts on public health, including possibly being more transmissible, including to people who have been otherwise immunized due to natural immunity as a result of being previously infected with COVID-19 or vaccination. Variants of COVID-19 could have similar or worse impacts on the economy and public health as previous versions of COVID-19.
Although, to date, the COVID-19 pandemic has not had a significant adverse impact on our business, certain of our tenants requested relief from their obligations to pay rent due to us in response to the economic conditions resulting from the COVID-19 pandemic and in response to such requests, as of December 31, 2021, we had granted requests to defer aggregate rent payments of $2,483 to 18 tenants. Further, the COVID-19 pandemic has caused supply chain challenges in the global economy, which has impacted the U.S. economy. The challenges have resulted, at times, in reduced availability of goods and inflation. If these challenges continue, or if governments take actions in response to these challenges, such as increasing interest rates, the economy could experience negative consequences, including slowed economic growth or an economic downturn.
The ultimate adverse impact of the COVID-19 pandemic or a similar health epidemic is highly uncertain and subject to change. We do not yet know the full extent of potential impacts on our business and operations, our tenants’ businesses and operations or the global economy as a whole. While the spread of COVID-19 may eventually be contained or mitigated, there is no guarantee that a future outbreak or any other widespread epidemics will not occur, or that the global economy will recover and not experience future downturns as a result, any of which could materially harm our business. The COVID-19 pandemic presents material uncertainty and risk with respect to our business, operating results, financial condition and cash flows. Moreover, many risk factors set forth in this section should be interpreted as heightened risks as a result of the potential impact of the COVID-19 pandemic.
Our business depends upon our tenants satisfying their lease obligations to us, which, with respect to our private sector tenants, depends, to a large degree, on those tenants’ abilities to successfully operate their businesses, and, with respect to our government tenants, depends on discretionary funding from federal, state and local governments.
Our business depends on our tenants satisfying their lease obligations to us. The financial capacities of our private sector tenants to pay us rent will depend upon their abilities to successfully operate their businesses, which may be adversely affected by factors over which we and they have no control, including the COVID-19 pandemic. The failure of our private sector tenants and any applicable parent guarantor to satisfy their lease obligations to us, whether due to a downturn in their business or otherwise, could materially and adversely affect us.
In addition, our government tenants are subject to discretionary funding from federal, state and local governments, as applicable. Federal government programs are subject to annual congressional budget authorization and appropriation processes, and state and local government programs are often subject to similar processes. For many federal programs, Congress appropriates funds on a fiscal year basis even though the program performance period may extend over several years. Laws and plans adopted by federal, state and local governments relating to, along with pressures on and uncertainty surrounding, budgets, potential changes in priorities and spending levels, sequestration, the appropriations process and the permissible debt limits, could adversely affect the funding for our government tenants. The budget environment and uncertainty surrounding the appropriations processes remain significant long-term risks as budget cuts could adversely affect the viability of our government tenants.
Remote working and related changes to business practices may reduce the demand for office leasing.
As a result of the COVID-19 pandemic, and governmental orders and market practices in response, there has been a significant increase in alternative work arrangements in the United States, including work from home practices. It is uncertain to what extent and for how long work from home arrangements may continue. In addition, it is possible that hybrid work arrangements could continue or increase, such as workspace sharing or hoteling of office space. If these arrangements continue and a return to pre-COVID-19 pandemic office work practices is meaningfully reduced or delayed, demand for office space, including at our properties, may be materially adversely impacted, and our business, operating results and financial condition may be materially harmed as a result.

Some of our properties depend upon a private sector single or majority tenant for all or a significant portion of their rental income; therefore, our financial condition, including our ability to make distributions to shareholders, may be adversely affected by the bankruptcy or insolvency, a downturn in the business, or a lease termination of such a single or majority tenant.
As of December 31, 2021, 44.8% of our annualized rental income was from our properties leased to private sector single tenants or majority occupied tenants. The value of the properties leased to these tenants is materially dependent on their performance under their respective leases. These tenants face competition within their industries and other factors that could reduce their ability to pay us rent. Lease payment defaults by these tenants could cause us to reduce the amount of distributions that we pay to our shareholders. A default by a single or majority tenant, the failure of a guarantor to fulfill its obligations or other premature termination of a lease to such a tenant or such tenant’s election not to extend a lease upon its expiration could have an adverse effect on our financial condition, results of operations, liquidity and ability to pay distributions to our shareholders.
We currently have a concentration of properties in the metropolitan Washington, D.C. market area and are exposed to changes in market conditions in this area.
As of December 31, 2021, we derived approximately 21.8% of our annualized rental income from our consolidated properties located in the metropolitan Washington, D.C. market area. In addition, the three properties owned by two joint ventures in which we own 51% and 50% interests are also located in the metropolitan Washington, D.C. market area. A downturn in economic conditions in this area, including as a result of the COVID-19 pandemic, could result in reduced demand from tenants for our properties, reduced rents that our tenants in this area are willing to pay when our leases expire and increased lease concessions for new leases and renewals. Additionally, in recent years there has been a decrease in demand for new leased space by the U.S. government in the metropolitan Washington, D.C. market area, and that could increase competition for government tenants and adversely affect our ability to retain government tenants when our leases expire. Thus, adverse developments and/or conditions in the metropolitan Washington, D.C. market area could reduce demand for space, impact the credit worthiness of our tenants or force our tenants to curtail operations, which could impair their ability to meet their rent obligations to us and, accordingly, could have an adverse effect on our financial condition, results of operations, liquidity and ability to pay distributions to our shareholders.
Government budgetary pressures and priorities and trends in government employment and office leasing, including as a result of the significant impacts that COVID-19 has had on workplace practices and other office space utilization trends, may adversely impact our business.
We believe that recent government budgetary and spending priorities and enhancements in technology have resulted in a decrease in government office use for employees. Furthermore, over the past several years, government tenants have reduced their space utilization per employee and consolidated government tenants into existing government owned properties. This activity has reduced the demand for government leased space. Our historical experience with respect to properties of the type we own that are majority leased to government tenants has been that government tenants frequently renew leases to avoid the costs and disruptions that may result from relocating their operations. However, efforts to manage space utilization rates may result in our tenants exercising early termination rights under our leases, vacating our properties upon expiration of our leases in order to relocate, or renewing their leases for less space than they currently occupy. Also, our government tenants’ desire to reconfigure leased office space to manage utilization per employee may require us to spend significant amounts for tenant improvements, and tenant relocations are often more prevalent in those circumstances. Increasing uncertainty with respect to government agency budgets and funding to implement relocations, consolidations and reconfigurations has resulted in delayed decisions by some of our government tenants and their reliance on short term lease renewals; however, activity prior to the outbreak of the COVID-19 pandemic suggested that the U.S. government had begun to shift its leasing strategy to include longer term leases and was actively exploring 10 to 20 year lease terms at renewal, in some instances. However, the COVID-19 pandemic and its aftermath have had negative impacts on government budgets and resources, although there are indications that to date, certain of those impacts may not have been as negative as originally expected; it is unclear what the effect of these impacts will be on government demand for leasing office space. Given the significant uncertainties, including as to the COVID-19 pandemic, its economic impact and its aftermath, we are unable to reasonably project what the financial impact of market conditions or changing government circumstances will be on the demand for leased space at our properties and our financial results for future periods.
A prolonged U.S. government shutdown may adversely impact our operations, financial results and liquidity.
Under our leases with the U.S. government, the tenants pay us rent monthly in arrears. If the U.S. government experiences a prolonged shutdown, these tenants may not pay us rent during the pendency of the shutdown. Although we expect that these tenants would pay us any outstanding rents after the shutdown ends, our available cash and leverage targets may be adversely impacted during the period we do not receive rents from these tenants. A failure to receive rents during a government shutdown may impair our ability to fund our operations and investments, pay our debt obligations, make capital expenditures and pay distributions to our shareholders. In addition, the impact of a prolonged government shutdown on government personnel resources could hinder our ability to renew expiring leases or initiate or complete renovation, construction and other capital maintenance of the affected properties. Moreover, some of our tenants are government contractors that rely on government business. If a government shutdown results in our government contractor tenants not paying us rent, the negative impact on us from a government shutdown may be compounded.
Our capital recycling program may not be successful.
Through our capital recycling program, we seek to selectively sell certain properties from time to time to fund future acquisitions and to manage leverage at levels we believe appropriate with a goal of (1) improving the asset quality of our portfolio by reducing the average age of our properties, lengthening the weighted average lease term of our leases and increasing the likelihood of retaining our tenants and (2) increasing our cash available for distribution. However, our ability to sell our properties we identify for sale, and the prices we receive upon a sale, may be affected by many factors, and we may be unable to execute our strategy. In particular, these factors could arise from weakness in or the lack of an established market for a property, changes in the financial condition or prospects of prospective purchasers and the availability of financing to potential purchasers on reasonable terms, the number of prospective purchasers, the number of competing properties on the market, unfavorable local, national or international economic conditions, including as a result of the COVID-19 pandemic, industry trends, and changes in laws, regulations or fiscal policies of jurisdictions in which the property is located. We may not succeed in selling properties that we identify for sale, the terms of any such sales may not meet our expectations and we may incur losses in connection with those sales. Further, we may not succeed in identifying and acquiring properties that improve the asset quality of our portfolio and enable us to increase our cash available for distribution and we may not succeed in managing leverage at levels we believe appropriate. As a result, our capital recycling program may not be successful.
We are exposed to risks associated with property development, redevelopment and repositioning that could adversely affect us, including our financial condition and results of operations.
We currently have properties under development and we intend to continue to engage in development, redevelopment and repositioning activities with respect to our properties, and, as a result, we are subject to certain risks, which could adversely affect us, including our financial condition and results of operations. These risks include cost overruns and untimely completion of construction due to, among other things, weather or labor conditions, inflation, labor or material shortages or delays in receiving permits or other governmental approvals. In addition, current and expected inflation and current supply chain challenges have generally resulted in increased costs for construction materials and some delays in construction activities. These risks could result in substantial unanticipated delays and increased development and renovation costs and could prevent the initiation or the completion of development, redevelopment or repositioning activities and cause delays in leasing these properties and generating cash flows from these properties or possible loss of tenancies, any of which could have a material adverse effect on our business, financial condition and results of operations.
We may be unable to grow our business by acquiring additional properties, and we might encounter unanticipated difficulties and expenditures relating to our acquired properties.
Our business plans involve the acquisition of additional properties. Our ability to make profitable acquisitions is subject to risks, including, but not limited to, risks associated with:
•competition from other investors;
•contingencies in our acquisition agreements; and
•the availability, terms and cost of debt and equity capital.
We might encounter unanticipated difficulties and expenditures relating to our acquired properties. For example:
•notwithstanding pre-acquisition due diligence, we could acquire a property that contains undisclosed defects in design or construction or unknown liabilities, including those related to undisclosed environmental contamination;
•an acquired property may be located in a new market where we may face risks associated with investing in an unfamiliar market;
•the market in which an acquired property is located may experience unexpected changes that adversely affect the property’s value; and

•property operating costs for our acquired properties may be higher than anticipated, which may result in tenants that pay or reimburse us for those costs terminating their leases or our acquired properties not yielding expected returns.
For these reasons, among others, we might not realize the anticipated benefits of our acquisitions, and our business plan to acquire additional properties may not succeed or may cause us to experience losses.
REIT distribution requirements and limitations on our ability to access reasonably priced capital may adversely impact our ability to carry out our business plan.
To maintain our qualification for taxation as a REIT under the IRC, we are required to satisfy distribution requirements imposed by the IRC. See “Material United States Federal Income Tax Considerations—REIT Qualification Requirements—Annual Distribution Requirements” included in Part I, Item 1 of this Annual Report on Form 10-K. Accordingly, we may not be able to retain sufficient cash to fund our operations, repay our debts, invest in our properties or fund our acquisitions or development, redevelopment or repositioning efforts. Our business strategies therefore depend, in part, upon our ability to raise additional capital at reasonable costs. The volatility in the availability of capital to businesses on a global basis in most debt and equity markets generally may limit our ability to raise reasonably priced capital. We may also be unable to raise reasonably priced capital because of reasons related to our business, market perceptions of our prospects, the terms of our indebtedness, the extent of our leverage or for reasons beyond our control, such as market conditions. Because the earnings we are permitted to retain are limited by the rules governing REIT qualification and taxation, if we are unable to raise reasonably priced capital, we may not be able to carry out our business plan.
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
Some of our leases allow the tenants to vacate the leased premises before the stated terms of the leases expire with little or no liability. In particular:
•Tenants occupying approximately 5.6% of our rentable square feet and responsible for approximately 5.7% of our annualized rental income as of December 31, 2021 have currently exercisable rights to terminate their leases before the stated term of their leases expire.
•As of December 31, 2021, pursuant to leases with 14 of our tenants, these tenants have rights to terminate their leases if their respective legislature or other funding authority does not appropriate rent amounts in their respective annual budgets. These 14 tenants represented approximately 6.0% of our rentable square feet and 6.6% of our annualized rental income as of December 31, 2021.
For various reasons, some or all of our tenants may decide to exercise early termination rights under our leases or vacate our properties upon expiration of our leases. Also, our tenants may seek to reduce the space they occupy at our properties or otherwise modify their space utilization in response to the COVID-19 pandemic or for other reasons. If a significant number of our leases are terminated pursuant to these termination rights, our income and cash flow may materially decline, our ability to make or sustain distributions to our shareholders may be negatively impacted and the values of our properties may decline.
We have debt and we may incur additional debt.
As of December 31, 2021, our consolidated indebtedness was $2.6 billion. We had no amounts outstanding under our revolving credit facility and $750.0 million available for borrowing as of December 31, 2021 and February 15, 2022. Our credit agreement includes a feature under which the maximum borrowing availability may be increased to up to $1.95 billion in certain circumstances.
We are subject to numerous risks associated with our debt, including the risk that our cash flows could be insufficient for us to make required payments on our debt. There are no limits in our organizational documents on the amount of debt we may incur, and we may incur substantial debt. Our debt obligations could have important consequences to our security holders. Our incurrence of debt may increase our vulnerability to adverse economic, market and industry conditions, limit our flexibility in planning for, or reacting to, changes in our business, and place us at a disadvantage in relation to competitors that have lower debt levels. Our incurrence of debt could also increase the costs to us of incurring additional debt, increase our exposure to floating interest rates or expose us to potential events of default (if not cured or waived) under covenants contained in debt instruments that could have a material adverse effect on our business, financial condition and operating results. Excessive debt could reduce the available cash flow to fund, or limit our ability to obtain financing for, working capital, capital expenditures, acquisitions, construction projects, refinancing, lease obligations or other purposes and hinder our ability to maintain investment grade ratings from nationally recognized credit rating agencies or to make or sustain distributions to our shareholders.
If we default under any of our debt obligations, we may be in default under the agreements governing other debt obligations of ours which have cross default provisions, including our credit agreement and our senior unsecured notes indentures and their supplements. In such case, our lenders or noteholders may demand immediate payment of any outstanding indebtedness and we could be forced to liquidate our assets for less than the values we would receive in a more orderly process.
We may fail to comply with the terms of the agreements governing our debt, which could adversely affect our business and may prevent our making distributions to our shareholders.
The agreements governing our debt include various conditions, covenants and events of default. We may not be able to satisfy all of these conditions or may default on some of these covenants for various reasons, including for reasons beyond our control. Complying with these covenants may limit our ability to take actions that may be beneficial to us and our security holders.
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
In the future, we may obtain additional debt financing, and the covenants and conditions which apply to any such additional debt may be more restrictive than the covenants and conditions that are contained in the existing agreements governing our debt.
Changes in market interest rates, including changes resulting from the phase out of LIBOR, may adversely affect us.
Changes in market interest rates may be sudden and may significantly impede our growth. Interest rates have remained at relatively low levels on a historical basis, but the U.S. Federal Reserve recently indicated that, in light of the economic recovery and higher than anticipated inflation, it expects to raise interest rates as early as March 2022. However the timing, number and amount of any such future interest rate increases are uncertain.
In addition, as noted in Part II, Item 7A of this Annual Report on Form 10-K, LIBOR has been phased out for new contracts and is expected to be phased out for pre-existing contracts by June 30, 2023. We are required to pay interest on borrowings under our revolving credit facility at floating rates based on LIBOR, and interest we may pay on any future borrowings under our revolving credit facility may also require that we pay interest based upon LIBOR. We currently expect that the determination of interest under our revolving credit facility will be revised as provided under our credit agreement or amended as necessary to provide for an interest rate that approximates the existing interest rate as calculated in accordance with LIBOR. Despite our current expectations, we cannot be sure that any changes to the determination of interest under our credit agreement would approximate the current calculation in accordance with LIBOR. We cannot be certain of what standard, if any, will replace LIBOR, and any alternative interest rate index that may replace LIBOR may result in our paying increased interest.

Interest rate increases may materially and negatively affect us in several ways, including:
•investors may consider whether to buy or sell our common shares based upon the distribution rate on our common shares relative to the then prevailing market interest rates. If market interest rates go up, investors may expect a higher distribution rate than we are able to pay, which may increase our cost of capital, or they may sell our common shares and seek alternative investments that offer higher distribution rates. Sales of our common shares may cause a decline in the value of our common shares;
•amounts outstanding under our revolving credit facility require interest to be paid at floating interest rates. When interest rates increase, our interest costs will increase, which could adversely affect our cash flows, our ability to pay principal and interest on our debt, our cost of refinancing our fixed rate debts when they become due and our ability to make or sustain distributions to our shareholders. Additionally, if we choose to hedge our interest rate risk, we cannot be sure that the hedge will be effective or that our hedging counterparty will meet its obligations to us; and
•property values are often determined, in part, based upon a capitalization of rental income formula. When market interest rates increase, property investors often demand higher capitalization rates and that causes property values to decline. Increases in interest rates could lower the value of our properties and cause the value of our securities to decline.
A downgrade in the credit rating of our debt could materially adversely affect our business and financial condition.
Our outstanding senior unsecured debt is rated investment grade by S&P Global Ratings and Moody's Investors Service. In determining our credit ratings, the rating agencies consider a number of both quantitative and qualitative factors, including earnings, fixed charges, cash flows, total debt outstanding, total secured debt, off balance sheet obligations, total capitalization and various ratios calculated from these factors. The rating agencies also consider predictability of cash flows, business strategy, joint venture activity, property development risks, industry conditions and contingencies. Therefore, any deterioration in our operating performance could cause our investment grade rating to come under pressure. Our corporate credit rating at S&P Global Ratings is currently “BBB-” with a stable outlook, and our corporate credit rating at Moody’s Investor Service is currently “Baa3” with a stable outlook. However, we cannot be sure that our credit ratings will not be lowered or withdrawn in their entirety. A negative change in our ratings outlook or any downgrade in our current investment grade credit ratings by rating agencies could adversely affect our cost and access to sources of liquidity and capital. Additionally, a downgrade could, among other things, increase the costs of borrowing under our revolving credit facility, adversely impact our ability to obtain unsecured debt or refinance our unsecured debt on competitive terms in the future, or require us to take certain actions to support our obligations, any of which would adversely affect our business and financial condition.
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

We are subject to risks from adverse weather, natural disasters and climate change and climate related events, and we incur significant costs and invest significant amounts with respect to these matters.
We are subject to risks and could be exposed to additional costs from adverse weather, natural disasters and climate change and climate related events. For example, our properties could be severely damaged or destroyed from either singular extreme weather events (for example floods, storms and wildfires) or through long-term impacts of climatic conditions (such as precipitation frequency, weather instability and rise of sea levels). Such events could also adversely impact us or the tenants of our properties if we or they are unable to operate our or their businesses due to damage resulting from such events. If we fail to adequately prepare for such events, our revenues, results of operations and financial condition may be impacted. In addition, we may incur significant costs in preparing for possible future climate change or climate related events or in response to our tenants’ requests for such investments and we may not realize desirable returns on those investments.
RMR LLC relies on information technology and systems in providing services to us, and any material failure, inadequacy, interruption or security breach of that technology or those systems could materially harm us.
RMR LLC relies on information technology and systems, including the internet and cloud-based infrastructures, commercially available software and its internally developed applications, to process, transmit, store and safeguard information and to manage or support a variety of its business processes (including managing our building systems), including financial transactions and maintenance of records, which may include personal identifying information of employees, tenants and guarantors and lease data. If these systems experience material failures, inadequacies or interruptions, we could incur material costs and losses and our operations could be disrupted as a result. RMR LLC takes various actions, and incurs significant costs, to maintain and protect the operation and security of information technology and systems, including the data maintained in those systems. However, these measures may not prevent the systems’ improper functioning or a compromise in security.
Security breaches, computer viruses, attacks by hackers, online fraud schemes and similar breaches can create significant system disruptions, shutdowns, fraudulent transfer of assets or unauthorized disclosure of confidential information. The risk of a security breach or disruption, particularly through cyberattack or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Our cybersecurity risks are heightened by, among other things, the evolving nature of the threats faced, advances in computer capabilities, new discoveries in the field of cryptography and new and increasingly sophisticated methods used to perpetrate illegal or fraudulent activities, including cyberattacks, email or wire fraud and other attacks exploiting security vulnerabilities in RMR LLC’s or other third parties’ information technology networks and systems or operations. The COVID-19 pandemic may adversely impact RMR LLC’s ability to maintain the security, proper function and availability of information technology and systems since a continued period of remote working by its employees or individuals with whom RMR LLC works outside of its organization could strain its technology resources and introduce operational risk, including heightened cybersecurity risk. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts that seek to exploit the COVID-19 pandemic. Although most of RMR LLC’s office-based employees have returned to the office, the ongoing transition to in person work arrangements, or any return to remote work in light of the resurgence of the COVID-19 pandemic may result in the continuation of many of the risks of offsite work arrangements. In addition, RMR LLC’s data security, data privacy, investor reporting and business continuity processes could be impacted by a third party’s inability to perform due to the COVID-19 pandemic or by the failure of, or attack on, their information systems and technology. Any failure by RMR LLC or third party vendors to maintain the security, proper function and availability of RMR LLC’s information technology and systems could result in financial losses, interrupt our operations, damage our reputation, cause us to be in default of material contracts and subject us to liability claims or regulatory penalties, any of which could materially and adversely affect our business and the value of our securities.
Third party expectations relating to ESG factors may impose additional costs and expose us to new risks.
There is an increasing focus from certain investors and certain of our tenants and other stakeholders concerning corporate responsibility, specifically related to ESG factors. Some investors may use these factors to guide their investment strategies and, in some cases, may choose not to invest in us, or otherwise do business with us, if they believe our or RMR LLC’s policies relating to corporate responsibility are inadequate. Third party providers of corporate responsibility ratings and reports on companies have increased in number, resulting in varied and, in some cases, inconsistent standards. In addition, the criteria by which companies’ corporate responsibility practices are assessed are evolving, which could result in greater expectations of us and RMR LLC and cause us and RMR LLC to undertake costly initiatives to satisfy such new criteria. Alternatively, if we or RMR LLC elect not to or are unable to satisfy such new criteria or do not meet the criteria of a specific third party provider, some investors may conclude that our or RMR LLC’s policies with respect to corporate responsibility are inadequate. We and RMR LLC may face reputational damage in the event that our or their corporate responsibility procedures or standards do not meet the standards set by various constituencies. If we and RMR LLC fail to satisfy the expectations of investors and our tenants and other stakeholders or our or RMR LLC’s initiatives are not executed as planned, our and RMR LLC’s reputation and financial results could be adversely affected, and our revenues, results of operations and ability to grow our business may be negatively impacted.
Insurance may not adequately cover our losses, and insurance costs may continue to increase.
We or the tenants are generally responsible for the costs of insurance at our properties, including for casualty, liability, fire, extended coverage and rental or business interruption loss insurance. In the future, we may acquire properties for which we are responsible for the costs of insurance. In the past few years, the costs of insurance have increased significantly, and these increased costs have had an adverse effect on us and certain of our tenants. Increased insurance costs may adversely affect our applicable tenants’ abilities to pay us rent or result in downward pressure on rents we can charge under new or renewed leases. Losses of a catastrophic nature, such as those caused by hurricanes, flooding, volcanic eruptions and earthquakes, among other things, losses as a result of outbreaks of pandemics, including the COVID-19 pandemic, or losses from terrorism, may be covered by insurance policies with limitations such as large deductibles or co-payments that we or a responsible tenant may not be able to pay. Insurance proceeds may not be adequate to restore an affected property to its condition prior to a loss or to compensate us for our losses, including lost revenues or other costs. Certain losses, such as losses we may incur as a result of known or unknown environmental conditions, are not covered by our insurance. Market conditions or our loss history may limit the scope of insurance or coverage available to us or our applicable tenants on economic terms. If we determine that an uninsured loss or a loss in excess of insured limits occurs and if we are not able to recover amounts from our applicable tenants for certain losses, we may have to incur uninsured costs as a result or lose all or a portion of the capital invested in a property, as well as the anticipated future revenue from the property.
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
RMR LLC is a majority-owned subsidiary of RMR Inc. The Chair of our Board of Trustees who is also one of our Managing Trustees, Adam Portnoy, as the sole trustee of ABP Trust, is the controlling shareholder of RMR Inc. and is a managing director and the president and chief executive officer of RMR Inc. and an officer and employee of RMR LLC. RMR LLC or its subsidiary also acts as the manager to certain other Nasdaq listed companies and private companies, as noted elsewhere in this Annual Report on Form 10-K, and Mr. Portnoy serves as a managing director, managing trustee, director or trustee, as applicable, of those companies, and as chair of the board of trustees or board of directors, as applicable, of certain of those companies.
Christopher Bilotto, our President and Chief Operating Officer, and Matthew Brown, our Chief Financial Officer and Treasurer, are also officers and employees of RMR LLC and Jennifer Clark, our other Managing Trustee, is also an employee of RMR LLC. Messrs. Portnoy, Bilotto and Brown and Ms. Clark have duties to RMR LLC, as well as to us, and we do not have their undivided attention. They and other RMR LLC personnel may have conflicts in allocating their time and resources between us and RMR LLC and other companies to which RMR LLC or its subsidiaries provide services. Some of our Independent Trustees also serve as independent directors or independent trustees of other public companies to which RMR LLC or its subsidiaries provide management services.
In addition, we may in the future enter into additional transactions with RMR LLC, its affiliates or entities managed by it or its subsidiaries. In addition to his investments in RMR Inc. and RMR LLC, Mr. Portnoy holds equity investments in other companies to which RMR LLC or its subsidiaries provide management services and some of these companies have significant cross ownership interests. Our executive officers may also own equity investments in other companies to which RMR LLC or its subsidiaries provide management services. These multiple responsibilities, relationships and cross ownerships may give rise to conflicts of interest or the perception of such conflicts of interest with respect to matters involving us, RMR Inc., RMR LLC, our Managing Trustees, the other companies to which RMR LLC or its subsidiaries provide management services and their related parties. Conflicts of interest or the perception of conflicts of interest could have a material adverse impact on our reputation, business and the market price of our common shares and other securities and we may be subject to increased risk of litigation as a result.
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
As a result of our relationships with RMR LLC and its current and former controlling shareholder(s), our management agreements with RMR LLC were not negotiated on an arm’s length basis between unrelated parties, and therefore, while such agreements were negotiated with the use of a special committee and disinterested Trustees, the terms, including the fees payable to RMR LLC, may be different from those negotiated on an arm’s length basis between unrelated parties. Our property management fees are calculated based on rents we receive and construction supervision fees for construction at our properties overseen and managed by RMR LLC, and our base business management fee is calculated based upon the lower of the historical costs of our real estate investments and our market capitalization. We pay RMR LLC substantial base management fees regardless of our financial results. These fee arrangements could incentivize RMR LLC to pursue acquisitions, capital transactions, tenancies and construction projects or to avoid disposing of our assets in order to increase or maintain its management fees and might reduce RMR LLC’s incentive to devote its time and effort to seeking investments that provide attractive returns for us. If we do not effectively manage our investment, disposition and capital transactions and leasing, construction and other property management activities, we may pay increased management fees without proportional benefits to us. In addition, we are obligated under our management agreements to reimburse RMR LLC for employment and related expenses of RMR LLC’s employees assigned to work exclusively or partly at our properties, our share of the wages, benefits and other related costs of RMR LLC’s centralized accounting personnel and our share of RMR LLC’s costs for providing our internal audit function. We are also required to pay for third party costs incurred with respect to us. Our obligation to reimburse RMR LLC for certain of its costs and to pay third party costs may reduce RMR LLC’s incentive to efficiently manage those costs, which may increase our costs.
The termination of our management agreements with RMR LLC may require us to pay a substantial termination fee, including in the case of a termination for unsatisfactory performance, which may limit our ability to end our relationship with RMR LLC.
The terms of our management agreements with RMR LLC automatically extend on December 31 of each year so that such terms thereafter end on the 20th anniversary of the date of the extension. We have the right to terminate these agreements: (1) at any time on 60 days’ written notice for convenience, (2) immediately upon written notice for cause, as defined in the agreements, (3) on written notice given within 60 days after the end of any applicable calendar year for a performance reason, as defined in the agreements, and (4) by written notice during the 12 months following a manager change of control, as defined in the agreements. However, if we terminate a management agreement for convenience, or if RMR LLC terminates a management agreement with us for good reason, as defined in such agreement, we are obligated to pay RMR LLC a termination fee in an amount equal to the sum of the present values of the monthly future fees, as defined in the applicable agreement, payable to RMR LLC for the term that was remaining before such termination, which, depending on the time of termination, would be between 19 and 20 years. Additionally, if we terminate a management agreement for a performance reason, as defined in the agreement, we are obligated to pay RMR LLC the termination fee calculated as described above, but assuming a remaining term of 10 years. These provisions substantially increase the cost to us of terminating the management agreements without cause, which may limit our ability to end our relationship with RMR LLC as our manager. The payment of the termination fee could have a material adverse effect on our financial condition, including our ability to pay distributions to our shareholders.
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
We are party to transactions with related parties that may increase the risk of allegations of conflicts of interest.
We are party to transactions with related parties, including with entities controlled by Adam Portnoy or to which RMR LLC or its subsidiaries provide management services. Our agreements with related parties or in respect of transactions among related parties may not be on terms as favorable to us as they would have been if they had been negotiated among unrelated parties. We are subject to the risk that our shareholders or the shareholders of RMR Inc. or other related parties may challenge any such related party transactions. If challenges to related party transactions were to be successful, we might not realize the benefits expected from the transactions being challenged. Moreover, any such challenge could result in substantial costs and a diversion of our management’s attention, could have a material adverse effect on our reputation, business and growth and could adversely affect our ability to realize the benefits expected from the transactions, whether or not the allegations have merit or are substantiated.
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
Risks Related to Our Organization and Structure
Ownership limitations and certain provisions in our declaration of trust, bylaws and agreements, as well as certain provisions of Maryland law, may deter, delay or prevent a change in our control or unsolicited acquisition proposals.
Our declaration of trust prohibits any shareholder, other than RMR LLC and its affiliates (as defined under Maryland law) and certain persons who have been exempted by our Board of Trustees, from owning, directly and by attribution, more than 9.8% of the number or value of shares (whichever is more restrictive) of any class or series of our outstanding shares of beneficial interest, including our common shares. This provision of our declaration of trust is intended to, among other purposes, assist with our REIT compliance under the IRC and otherwise promote our orderly governance. However, this provision may also inhibit acquisitions of a significant stake in us and may deter, delay or prevent a change in control of us or unsolicited acquisition proposals that a shareholder may consider favorable. Additionally, provisions contained in our declaration of trust and bylaws or under Maryland law may have a similar impact, including, for example, provisions relating to:

•the current different terms of our Trustees, with a majority of our existing Trustees having terms expiring in 2022 and the remainder having terms expiring in 2023, which could delay a change of control of us (although beginning at our 2023 annual meeting of shareholders and thereafter, all of our Trustees will stand for election for one year terms);
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
Shareholder litigation against us or our Trustees, officers, manager or other agents may be referred to mandatory arbitration proceedings, which follow different procedures than in-court litigation and may be more restrictive to shareholders asserting claims than in-court litigation.
Our shareholders agree, by virtue of becoming shareholders, that they are bound by our governing documents, including the arbitration provisions of our declaration of trust and bylaws, as they may be amended from time to time. Our governing documents provide that certain actions by one or more of our shareholders against us or any of our Trustees, officers, manager or other agents, other than disputes, or any portion thereof, regarding the meaning, interpretation or validity of any provision of our declaration of trust or bylaws, will be referred to mandatory, binding and final arbitration proceedings if we, or any other party to such dispute, including any of our Trustees, officers, manager or other agents unilaterally so demands. As a result, we and our shareholders would not be able to pursue litigation in state or federal court against us or our Trustees, officers, manager or other agents, including, for example, claims alleging violations of federal securities laws or breach of fiduciary duties or similar director or officer duties under Maryland law, if we or any of our Trustees, officers, manager or other agents against whom the claim is made unilaterally demands the matter be resolved by arbitration. Instead, our shareholders would be required to pursue such claims through binding and final arbitration.
Our governing documents provide that such arbitration proceedings would be conducted in accordance with the procedures of the Commercial Arbitration Rules of the American Arbitration Association, as modified in our bylaws. These procedures may provide materially more limited rights to our shareholders than litigation in a federal or state court. For example, arbitration in accordance with these procedures does not include the opportunity for a jury trial, document discovery is limited, arbitration hearings generally are not open to the public, there are no witness depositions in advance of arbitration hearings and arbitrators may have different qualifications or experiences than judges. In addition, although our governing documents’ arbitration provisions contemplate that arbitration may be brought in a representative capacity or on behalf of a class of our shareholders, the rules governing such representation or class arbitration may be different from, and less favorable to shareholders than, the rules governing representative or class action litigation in courts. Our governing documents also generally provide that each party to such an arbitration is required to bear its own costs in the arbitration, including attorneys’ fees, and that the arbitrators may not render an award that includes shifting of such costs or, in a derivative or class proceeding, award any portion of our award to any shareholder or such shareholder’s attorneys. The arbitration provisions of our governing documents may discourage our shareholders from bringing, and attorneys from agreeing to represent our shareholders wishing to bring, litigation against us or our Trustees, officers, manager or other agents. Our agreements with RMR LLC have similar arbitration provisions to those in our governing documents.
We believe that the arbitration provisions in our governing documents are enforceable under both state and federal law, including with respect to federal securities laws claims. We are a Maryland real estate investment trust and Maryland courts have upheld the enforceability of arbitration bylaws. In addition, the U.S. Supreme Court has repeatedly upheld agreements to arbitrate other federal statutory claims, including those that implicate important federal policies. However, some academics, legal practitioners and others are of the view that charter or bylaw provisions mandating arbitration are not enforceable with respect to federal securities laws claims. It is possible that the arbitration provisions of our governing documents may ultimately be determined to be unenforceable.
By agreeing to the arbitration provisions of our governing documents, shareholders will not be deemed to have waived compliance by us with federal securities laws and the rules and regulations thereunder.
Our bylaws designate the Circuit Court for Baltimore City, Maryland as the sole and exclusive forum for certain actions and proceedings that may be initiated by our shareholders, which could limit our shareholders’ ability to obtain a judicial forum they deem favorable for disputes with us or our Trustees, officers, manager or other agents.
Our bylaws currently provide that, unless the dispute has been referred to binding arbitration, the Circuit Court for Baltimore City, Maryland will be the sole and exclusive forum for: (1) any derivative action or proceeding brought on our behalf; (2) any action asserting a claim for breach of a duty owed by any Trustee, officer, manager, agent or employee of ours to us or our shareholders; (3) any action asserting a claim against us or any Trustee, officer, manager, agent or employee of ours arising pursuant to Maryland law, our declaration of trust or bylaws brought by or on behalf of a shareholder, either on his, her or its own behalf, on our behalf or on behalf of any series or class of shares of beneficial interest of ours or by our shareholders against us or any Trustee, officer, manager, agent or employee of ours, including any disputes, claims or controversies relating to the meaning, interpretation, effect, validity, performance or enforcement of our declaration of trust or bylaws; or (4) any action asserting a claim against us or any Trustee, officer, manager, agent or employee of ours that is governed by the internal affairs doctrine. Our bylaws currently also provide that the Circuit Court for Baltimore City, Maryland will be the sole and exclusive forum for any dispute, or portion thereof, regarding the meaning, interpretation or validity of any provision of our declaration of trust or bylaws. The exclusive forum provision of our bylaws does not apply to any action for which the Circuit Court for Baltimore City, Maryland does not have jurisdiction or to a dispute that has been referred to binding arbitration in accordance with our bylaws. The exclusive forum provision of our bylaws does not establish exclusive jurisdiction in the Circuit Court for Baltimore City, Maryland for claims that arise under the Securities Act, the Exchange Act or other federal securities laws if there is exclusive or concurrent jurisdiction in the federal courts. Any person or entity purchasing or otherwise acquiring or holding any interest in our shares of beneficial interest shall be deemed to have notice of and to have consented to these provisions of our bylaws, as they may be amended from time to time. The arbitration and exclusive forum provisions of our bylaws may limit a shareholder’s ability to bring a claim in a judicial forum that the shareholder believes is favorable for disputes with us or our Trustees, officers, manager or other agents, which may discourage lawsuits against us and our Trustees, officers, manager or other agents.

We may change our operational, financing and investment policies without shareholder approval and we may become more highly leveraged, which may increase our risk of default under our debt obligations.
Our Board of Trustees determines our operational, financing and investment policies and may amend or revise our policies, including our policies with respect to our intention to remain qualified for taxation as a REIT, acquisitions, dispositions, growth, operations, indebtedness, capitalization and distributions, or approve transactions that deviate from these policies, without a vote of, or notice to, our shareholders. Policy changes could adversely affect the market price of our common shares and our ability to make or sustain distributions to our shareholders. Further, our organizational documents do not limit the amount or percentage of indebtedness, funded or otherwise, that we may incur. Our Board of Trustees may alter or eliminate our current policy on borrowing at any time without shareholder approval. If this policy changes, we could become more highly leveraged, which could result in an increase in our debt service costs or a downgrade in our credit ratings. Higher leverage also increases the risk of default on our obligations. In addition, a change in our investment policies, including the manner in which we allocate our resources across our portfolio or the types of assets in which we seek to invest, may increase our exposure to interest rate risk, real estate market fluctuations and liquidity risk.
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
•our making of distributions is subject to restrictions contained in the agreements governing our debt and may be subject to restrictions in future debt obligations we may incur; during the continuance of any event of default under the agreements governing our debt, we may be limited or in some cases prohibited from making distributions to our shareholders; and
•the timing and amount of any distributions will be determined at the discretion of our Board of Trustees and will depend on various factors that our Board of Trustees deems relevant, including our funds from operations, or FFO, normalized funds from operations, or Normalized FFO, requirements to maintain our qualification for taxation as a REIT, limitations in the agreements governing our debt, the availability to us of debt and equity capital, our expectation of our future capital requirements and operating performance and our expected needs for and availability of cash to pay our obligations.
For these reasons, among others, our distribution rate may decline or we may cease making distributions to our shareholders.
Further, in order to preserve liquidity, we may elect to pay distributions to our shareholders in part in a form other than cash, such as issuing additional common shares of ours to our shareholders, as permitted by the applicable tax rules.

The Notes are structurally subordinated to the payment of all indebtedness and other liabilities.
We are the sole obligor on our outstanding senior unsecured notes, and our outstanding senior unsecured notes and any notes or other debt securities we may issue in the future, or, together with our outstanding senior unsecured notes, or the Notes, and such Notes are not, and any Notes we may issue in the future may not be guaranteed by any of our subsidiaries. Our subsidiaries are separate and distinct legal entities and have no obligation, contingent or otherwise, to pay any amounts due on the Notes, or to make any funds available therefor, whether by distribution, loan or other payments. The rights of holders of Notes to benefit from any of the assets of our subsidiaries are subject to the prior satisfaction of claims of our subsidiaries’ creditors. As a result, the Notes are, and, except to the extent that future Notes are guaranteed by our subsidiaries, will be, structurally subordinated to all of the debt and other liabilities and obligations of our subsidiaries, including guarantees of other indebtedness of ours, payment obligations under lease agreements, trade payables and preferred equity. As of December 31, 2021, our subsidiaries had total indebtedness and other liabilities (excluding security and other deposits and guaranties) of $194.1 million.
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
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
As of December 31, 2021, our wholly owned properties were comprised of 178 properties located in 33 states and the District of Columbia containing approximately 23.3 million rentable square feet and we had noncontrolling ownership interests of 51% and 50% in two unconsolidated joint ventures that own three properties totaling approximately 444,000 rentable square feet. The following table provides certain information about our wholly owned properties as of December 31, 2021 (dollars in thousands):

State	Number of Properties	Undepreciated Carrying Value (1)	Depreciated Carrying Value (1)	Annualized Rental Income
Alabama	6	$38,710	$33,728	$6,682
Arizona	5	31,043	27,842	4,664
California	23	418,029	364,084	60,653
Colorado	7	99,232	74,740	20,362
District of Columbia	7	602,767	522,241	57,001
Florida	3	58,459	46,525	9,628
Georgia	11	366,606	316,907	47,399
Hawaii (2)	1	2,001	2,001	—
Idaho	3	33,432	26,413	4,431
Illinois	5	408,197	395,057	53,383
Indiana	5	101,364	79,502	13,727
Iowa	1	10,646	9,981	3,283
Kentucky	2	18,020	15,022	3,965
Maryland	13	244,687	207,916	34,559
Massachusetts	8	140,958	121,368	20,989
Michigan	2	27,686	21,899	4,222
Minnesota	1	8,264	3,926	1,126
Mississippi	1	26,427	20,324	3,919
Missouri	3	87,366	74,843	23,389
Nebraska	2	19,477	18,438	4,201
New Jersey	3	48,859	45,872	14,570
New York	3	38,126	30,451	9,735
North Carolina	2	22,918	20,952	6,872
Ohio	1	1,216	1,153	840
Oregon	1	30,838	24,920	4,516
Pennsylvania	1	30,655	28,679	6,924
South Carolina	2	31,386	30,562	3,771
Texas	16	262,909	239,483	44,117
Utah	3	64,463	59,723	16,046
Vermont	1	9,256	6,732	1,168
Virginia	24	481,350	425,004	69,034
Washington	7	133,725	112,423	18,564
Wyoming	1	12,014	6,463	2,611
Subtotal	174	3,911,086	3,415,174	576,351

Properties Held for Sale
Maryland (3)	1	6,447	6,447	—
Virginia (4)	2	17,745	15,391	2,957
Wisconsin	1	3,598	3,598	810
Subtotal	4	27,790	25,436	3,767
Grand Total	178	$3,938,876	$3,440,610	$580,118
(1)Excludes value assigned to real estate intangibles in purchase price allocations.
(2)Property is a leasable land parcel.
(3)This property was sold in January 2022.
(4)These properties were sold in February 2022.

As of December 31, 2021, three of our properties with an aggregate undepreciated carrying value, excluding value assigned to real estate intangibles in purchase price allocations, of $168.7 million, were encumbered by mortgages with a principal balance totaling $98.3 million. The three properties owned by our two unconsolidated joint ventures in which we own 51% and 50% interests were encumbered by two mortgages totaling $82.0 million as of December 31, 2021. For more information regarding our mortgages and our two unconsolidated joint ventures, see Notes 3 and 8 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
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
As of February 10, 2022, there were 1,983 shareholders of record of our common shares.
Issuer purchases of equity securities. The following table provides information about our purchases of our equity securities during the quarter ended December 31, 2021:

Calendar Month	Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 2021	259	$25.90	—	—
(1)These common share withholdings and purchases were made to satisfy tax withholding and payment obligations of a former officer of RMR LLC in connection with the vesting of prior awards of common shares to them. We withheld and purchased these shares at their fair market values based upon the trading prices of our common shares at the close of trading on Nasdaq on the purchase dates.
Item 6. [Reserved]
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following information should be read in conjunction with our Consolidated Financial Statements and accompanying notes included in Part IV, Item 15 of this Annual Report on Form 10-K.
OVERVIEW (dollars in thousands, except per share and per square foot data)
We are a REIT organized under Maryland law. As of December 31, 2021, our wholly owned properties were comprised of 178 properties and we had noncontrolling ownership interests of 51% and 50% in two unconsolidated joint ventures that own three properties containing approximately 444,000 rentable square feet. As of December 31, 2021, our properties are located in 33 states and the District of Columbia and contain approximately 23,271,000 rentable square feet. As of December 31, 2021, our properties were leased to 333 different tenants, with a weighted average remaining lease term (based on annualized rental income) of approximately 5.9 years. The U.S. government is our largest tenant, representing approximately 19.5% of our annualized rental income as of December 31, 2021.
The COVID-19 pandemic and the various governmental and market responses intended to contain and mitigate the spread of the virus and its detrimental public health impact have had a significant impact on the global economy, including the U.S. economy. Many of the restrictions that had been imposed in the United States during the pandemic have since been lifted and commercial activity in the United States generally has increasingly returned to pre-pandemic practices and operations, although recent variants of the virus have caused increased infections and resulted in governments and businesses implementing or adopting certain requirements, including proof of vaccinations and mask wearing. We are continuing to closely monitor the impact of the COVID-19 pandemic on all aspects of our business. To date, the COVID-19 pandemic has not had a significant adverse impact on our business and we continue to believe that our financial resources, the characteristics of our portfolio, including the diversity of our tenant base, both geographically and by industry, and the financial strength and resources of our tenants, will enable us to withstand the COVID-19 pandemic. However, as a result of the COVID-19 pandemic, we granted temporary rent assistance totaling $2,483 to 18 tenants. This assistance generally entailed a deferral of, in most cases, one month of rent pursuant to deferred payment plans which required the deferred rent amounts be payable over a 12-month period. As of December 31, 2021, we had collected 100% of our granted rent deferrals.
The ultimate adverse impact of the COVID-19 pandemic is highly uncertain and subject to change. As a result, we do not yet know the full extent of potential impacts on our business and operations, our tenants’ businesses and operations or the global economy as a whole. For more information and risks relating to the COVID-19 pandemic on us and our business, see elsewhere in this Annual Report on Form 10-K, including “Warning Concerning Forward-Looking Statements” and Part I, Item 1A, “Risk Factors”.
Property Operations
Unless otherwise noted, the data presented in this section includes properties classified as held for sale as of December 31, 2021 and excludes three properties owned by two unconsolidated joint ventures in which we own 51% and 50% interests. For more information regarding our properties classified as held for sale and our two unconsolidated joint ventures, see Note 3 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
Occupancy data for our properties as of December 31, 2021 and 2020 was as follows (square feet in thousands):

	All Properties (1)		Comparable Properties (2)
	December 31,		December 31,
	2021	2020	2021	2020
Total properties (3)	178	181	167	167
Total rentable square feet (4)	23,271	24,889	21,223	21,217
Percent leased (5)	89.5%	91.2%	91.2%	92.0%
(1)Based on properties we owned on December 31, 2021 and 2020, respectively.
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
The average effective rental rate per square foot for our properties for the years ended December 31, 2021 and 2020 are as follows:

	Year Ended December 31,
Average effective rental rate per square foot (1):	2021	2020
All properties (2)	$27.55	$25.93
Comparable properties (3)	$27.27	$27.13
(1)Average effective rental rate per square foot represents total rental income during the period specified divided by the average rentable square feet leased during the period specified.
(2)Based on properties we owned on December 31, 2021 and 2020, respectively.
(3)Based on properties we owned continuously since January 1, 2020; excludes properties classified as held for sale and properties undergoing significant redevelopment, if any, and three properties owned by two unconsolidated joint ventures in which we own 51% and 50% interests.

During the year ended December 31, 2021, changes in rentable square feet leased and available for lease at our properties were as follows (square feet in thousands):

	Year Ended December 31, 2021
	Leased	Available for Lease	Total
Beginning of year	22,705	2,184	24,889
Changes resulting from:
Acquisition of properties	899	27	926
Disposition of properties	(2,491)	(74)	(2,565)
Lease expirations	(2,796)	2,796	—
Lease renewals (1)	1,638	(1,638)	—
New leases (1)	846	(846)	—
Remeasurements (2)	16	5	21
End of year	20,817	2,454	23,271
(1)Based on leases entered during the year ended December 31, 2021.
(2)Rentable square feet are subject to changes when space is remeasured or reconfigured for tenants.
Leases at our properties totaling approximately 2,796,000 rentable square feet expired during the year ended December 31, 2021. During the year ended December 31, 2021, we entered into new and renewal leases as summarized in the following table (square feet in thousands):

	Year Ended December 31, 2021
	New Leases	Renewals	Total
Rentable square feet leased	846	1,638	2,484
Weighted average rental rate change (by rentable square feet)	7.6%	5.6%	6.3%
Tenant leasing costs and concession commitments (1)(2)	$107,060	$35,258	$142,318
Tenant leasing costs and concession commitments per rentable square foot (1)(2)	$126.54	$21.53	$57.29
Weighted (by square feet) average lease term (years)	16.5	5.9	9.5
Total leasing costs and concession commitments per rentable square foot per year (1)(2)	$7.66	$3.65	$6.02
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
During the year ended December 31, 2021, changes in effective rental rates per square foot achieved for new leases and lease renewals at our properties that commenced during the year ended December 31, 2021, when compared to prior effective rental rates per square foot in effect for the same space (and excluding space acquired vacant), were as follows (square feet in thousands):

	Year Ended December 31, 2021
	Old Effective Rent Per Square Foot (1)	New Effective Rent Per Square Foot (1)	Rentable Square Feet
New leases	$24.79	$28.47	185
Lease renewals	$27.20	$28.82	1,359
Total leasing activity	$26.91	$28.78	1,544
(1)Effective rental rate includes contractual base rents from our tenants pursuant to our lease agreements, plus straight line rent adjustments and estimated expense reimbursements to be paid to us, and excludes lease value amortization.

During the years ended December 31, 2021 and 2020, amounts capitalized at our properties for lease related costs, building improvements and development, redevelopment and other activities were as follows:

	Year Ended December 31,
	2021	2020
Lease related costs (1)	$42,751	$34,972
Building improvements (2)	30,103	41,280
Recurring capital expenditures	72,854	76,252
Development, redevelopment and other activities (3)	56,243	16,858
Total capital expenditures	$129,097	$93,110
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
As of December 31, 2021, we have estimated unspent leasing related obligations of $121,754, of which we expect to spend $72,516 over the next 12 months.
As of December 31, 2021, we had leases at our properties totaling approximately 1,753,000 rentable square feet that were scheduled to expire during 2022. As of February 15, 2022, we expect tenants with leases totaling approximately 935,000 rentable square feet that are scheduled to expire during 2022, to not renew their leases upon expiration and we cannot be sure as to whether other tenants will renew their leases upon expiration. Of the approximately 935,000 rentable square feet that is expiring and expected to not renew in 2022, approximately 300,000 rentable square feet is in the planning stage of a redevelopment project at a three-property campus located in Seattle, WA. As a result of the COVID-19 pandemic and its economic impact, leasing activity has been volatile and may remain so until office property market conditions meaningfully improve and stabilize for a sustained period. However, we remain focused on proactive dialogues with our existing tenants and overall tenant retention. Prevailing market conditions and government and other tenants’ needs at the time we negotiate and enter leases or lease renewals will generally determine rental rates and demand for leased space at our properties, and market conditions and our tenants’ needs are beyond our control. Whenever we renew or enter into new leases for our properties, we intend to seek rents which are equal to or higher than our historical rents for the same properties; however, our ability to maintain or increase the rents for our current properties will depend in large part upon market conditions, which are beyond our control. We cannot be sure of the rental rates which will result from our ongoing negotiations regarding lease renewals or any new or renewed leases we may enter; also, we may experience material declines in our rental income due to vacancies upon lease expirations or early terminations. Additionally, we may incur significant costs to renew our leases with current tenants or lease our properties to new tenants.

As of December 31, 2021, our lease expirations by year are as follows (square feet in thousands):

Year (1)	Number of Leases Expiring	Leased Square Feet Expiring (2)	Percent of Total	Cumulative Percent of Total	Annualized Rental Income Expiring	Percent of Total	Cumulative Percent of Total
2022	83	1,753	8.4%	8.4%	$49,420	8.5%	8.5%
2023	68	2,752	13.2%	21.6%	87,458	15.1%	23.6%
2024	58	3,209	15.4%	37.0%	84,080	14.5%	38.1%
2025	53	2,147	10.3%	47.3%	45,830	7.9%	46.0%
2026	40	1,858	8.9%	56.2%	49,015	8.4%	54.4%
2027	36	1,958	9.4%	65.6%	51,208	8.8%	63.2%
2028	16	1,277	6.1%	71.7%	47,262	8.1%	71.3%
2029	19	970	4.7%	76.4%	27,233	4.7%	76.0%
2030	15	522	2.5%	78.9%	15,350	2.6%	78.6%
2031 and thereafter	45	4,371	21.1%	100.0%	123,262	21.4%	100.0%
Total	433	20,817	100.0%		$580,118	100.0%

Weighted average remaining lease term (in years)		5.8			5.9
(1)The year of lease expiration is pursuant to current contract terms. Some of our leases allow the tenants to vacate the leased premises before the stated expirations of their leases with little or no liability. As of December 31, 2021, tenants occupying approximately 5.6% of our rentable square feet and responsible for approximately 5.7% of our annualized rental income as of December 31, 2021, currently have exercisable rights to terminate their leases before the stated terms of their leases expire. Also, in 2022, 2023, 2024, 2025, 2026, 2027, 2028, 2029, 2030, 2035 and 2040 early termination rights become exercisable by other tenants who currently occupy an additional approximately 1.5%, 2.8%, 2.5%, 3.9%, 1.1%, 0.8%, 1.2%, 0.5%, 0.6%, 0.4% and 0.3% of our rentable square feet, respectively, and contribute an additional approximately 1.7%, 3.9%, 2.9%, 7.1%, 1.4%, 1.3%, 1.3%, 0.9%, 0.7%, 0.5% and 0.3% of our annualized rental income, respectively, as of December 31, 2021. In addition, as of December 31, 2021, pursuant to leases with 14 of our tenants, these tenants have rights to terminate their leases if their respective legislature or other funding authority does not appropriate rent amounts in their respective annual budgets. These 14 tenants occupy approximately 6.0% of our rentable square feet and contribute approximately 6.6% of our annualized rental income as of December 31, 2021.
(2)Leased square feet is pursuant to leases existing as of December 31, 2021, and includes (i) space being fitted out for tenant occupancy pursuant to our lease agreements, if any, and (ii) space which is leased, but is not occupied or is being offered for sublease by tenants, if any. Square feet measurements are subject to changes when space is remeasured or reconfigured for new tenants.
We generally will seek to renew or extend the terms of leases at properties with single or majority tenants when they expire. Because of the capital many of the tenants in these properties have invested in the properties and because many of these properties appear to be of strategic importance to the tenants’ businesses, we believe that it is likely that these tenants will renew or extend their leases prior to when they expire. However, recent shifts in workplace practices, including as a result of the COVID-19 pandemic, have resulted in a significant increase in alternative work arrangements, including work from home practices. It is uncertain to what extent and how long work from home arrangements may continue, or if other hybrid work arrangements will continue or increase. If these arrangements continue or increase, our single or majority tenants may not seek to renew or extend their leases when they expire, or may seek to renew their leases for less space than the currently occupy. If we are unable to extend or renew our leases, or we renew leases for reduced space, it may be time consuming and expensive to relet some of these properties.
We believe that recent government budgetary and spending priorities and enhancements in technology have resulted in a decrease in government office use for employees. Furthermore, over the past several years, government tenants have reduced their space utilization per employee and consolidated government tenants into existing government owned properties. This activity has reduced the demand for government leased space. Our historical experience with respect to properties of the type we own that are majority leased to government tenants has been that government tenants frequently renew leases to avoid the costs and disruptions that may result from relocating their operations. However, efforts to manage space utilization rates may result in our tenants exercising early termination rights under our leases, vacating our properties upon expiration of our leases in order to relocate, or renewing their leases for less space than they currently occupy. Also, our government tenants’ desire to reconfigure leased office space to manage utilization per employee may require us to spend significant amounts for tenant improvements, and tenant relocations are often more prevalent in those circumstances. Increasing uncertainty with respect to government agency budgets and funding to implement relocations, consolidations and reconfigurations has resulted in delayed decisions by some of our government tenants and their reliance on short term lease renewals; however, activity prior to the outbreak of the COVID-19 pandemic suggested that the U.S. government had begun to shift its leasing strategy to include longer term leases and was actively exploring 10 to 20 year lease terms at renewal, in some instances. However, the COVID-19 pandemic and its aftermath have had negative impacts on government budgets and resources, although there are indications that, to date, certain of those impacts may not have been as negative as originally expected, and it is unclear what the effect of these impacts will be on government demand for leasing office space. Given the significant uncertainties, including as to the

COVID-19 pandemic, its economic impact and its aftermath, we are unable to reasonably project what the financial impact of market conditions or changing government circumstances will be on the demand for leased space at our properties and our financial results for future periods.
As of December 31, 2021, we derive 21.8% of our annualized rental income from our properties located in the metropolitan Washington, D.C. market area, which includes Washington, D.C., Northern Virginia and suburban Maryland. A downturn in economic conditions in this area, including as a result of the COVID-19 pandemic, could result in reduced demand from tenants for our properties or reduce the rents that our tenants in this area are willing to pay when our leases expire or terminate and when renewal or new terms are negotiated. Additionally, in recent years there has been a decrease in demand for new leased office space by the U.S. government in the metropolitan Washington, D.C. market area, and that could increase competition for government tenants and adversely affect our ability to retain government tenants when our leases expire.
Our manager, RMR LLC, employs a tenant review process for us. RMR LLC assesses tenants on an individual basis based on various applicable credit criteria. In general, depending on facts and circumstances, RMR LLC evaluates the creditworthiness of a tenant based on information concerning the tenant that is provided by the tenant and, in some cases, information that is publicly available or obtained from third party sources. We consider investment grade tenants to include: (a) investment grade rated tenants; (b) tenants with investment grade rated parent entities that guarantee the tenant’s lease obligations; and/or (c) tenants with investment grade rated parent entities that do not guarantee the tenant’s lease obligations. As of December 31, 2021, tenants contributing 51.6% of annualized rental income were investment grade rated (or their payment obligations were guaranteed by an investment grade rated parent) and tenants contributing an additional 10.2% of annualized rental income were subsidiaries of an investment grade rated parent (although these parent entities were not liable for the payment of rents).

As of December 31, 2021, tenants representing 1% or more of our total annualized rental income were as follows (square feet in thousands):

	Tenant	Credit Rating	Sq. Ft.	% of Leased Sq. Ft.	Annualized Rental Income	% of Total Annualized Rental Income
1	U.S. Government	Investment Grade	4,196	20.2%	$112,905	19.5%
2	Alphabet Inc. (Google)	Investment Grade	386	1.9%	20,924	3.6%
3	Shook, Hardy & Bacon L.L.P.	Not Rated	596	2.9%	19,187	3.3%
4	Bank of America Corporation	Investment Grade	577	2.8%	15,803	2.7%
5	State of California	Investment Grade	523	2.5%	15,578	2.7%
6	IG Investments Holdings LLC	Not Rated	333	1.6%	15,466	2.7%
7	F5 Inc.	Not Rated	299	1.4%	12,752	2.2%
8	Commonwealth of Massachusetts	Investment Grade	311	1.5%	12,260	2.1%
9	CareFirst Inc.	Not Rated	207	1.0%	11,870	2.0%
10	Northrop Grumman Corporation	Investment Grade	337	1.6%	11,350	2.0%
11	Tyson Foods, Inc.	Investment Grade	248	1.2%	11,198	1.9%
12	Sonesta International Hotels Corporation (1)	Not Rated	230	1.1%	10,745	1.9%
13	CommScope Holding Company Inc	Non Investment Grade	228	1.1%	9,245	1.6%
14	Micro Focus International plc	Non Investment Grade	242	1.2%	7,430	1.3%
15	State of Georgia	Investment Grade	308	1.5%	7,248	1.2%
16	PNC Bank	Investment Grade	441	2.1%	6,924	1.2%
17	ServiceNow, Inc.	Investment Grade	149	0.7%	6,623	1.1%
18	Allstate Insurance Co.	Investment Grade	468	2.2%	6,475	1.1%
19	Compass Group plc	Investment Grade	267	1.3%	6,442	1.1%
20	Automatic Data Processing, Inc.	Investment Grade	289	1.4%	6,037	1.0%
21	Church & Dwight Co., Inc.	Investment Grade	250	1.2%	6,031	1.0%
			10,885	52.4%	$332,493	57.2%
(1)In June 2021, we entered into a 30-year lease with Sonesta. The lease relates to the redevelopment of a property we own in Washington, D.C to a mixed use and Sonesta's lease relates to the planned hotel component of the property. The term of the lease commences upon our delivery of the completed hotel, which is estimated to occur in the first quarter of 2023. For more information about our lease with Sonesta, see Note 6 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
Acquisition Activities
During the year ended December 31, 2021, we acquired three properties containing approximately 926,000 rentable square feet for an aggregate purchase price of $576,975, excluding purchase price adjustments and acquisition related costs.
For more information about our acquisition activities, see “Business —Acquisition Policies” in Part I, Item 1 of this Annual Report on Form 10-K and Note 3 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

Disposition Activities
During the year ended December 31, 2021, we sold six properties, a warehouse facility adjacent to a property we own located in Kansas City, MO and two vacant land parcels adjacent to properties we own located in Sterling, VA containing approximately 2,565,000 rentable square feet for an aggregate sales price of $226,915, excluding closing costs. Since January 1, 2022, we also sold three of the properties classified as held for sale as of December 31, 2021 containing approximately 301,000 rentable square feet for an aggregate sales price of $25,695, excluding closing costs.
We continue to evaluate our portfolio for opportunities to strategically recycle capital and are currently in various stages of marketing for sale more than 30 properties containing over 3,000,000 rentable square feet. As of February 15, 2022, we have entered into an agreement to sell one property containing approximately 29,000 rentable square feet for a sales price of $3,850, excluding closing costs. We cannot be sure we will sell any properties we are marketing for sale for prices in excess of their carrying values or otherwise. In addition, our pending sale is subject to conditions; accordingly, we cannot be sure that we will complete this sale or that this sale will not be delayed or the terms will not change.
For more information about our disposition activities, see “Business —Disposition Policies” in Part I, Item 1 of this Annual Report on Form 10-K and Note 3 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
Financing Activities
Senior Unsecured Note Issuances
In May 2021, we issued $300,000 of 2.650% senior unsecured notes due 2026 in an underwritten public offering, raising net proceeds of $296,826, after deducting underwriters’ discounts and offering expenses, which we used, together with cash on hand, to redeem all $310,000 of our 5.875% senior unsecured notes due 2046.
In August 2021, we issued $350,000 of 2.400% senior unsecured notes due 2027 in an underwritten public offering, raising net proceeds of $346,607, after deducting underwriters’ discounts and offering expenses, which we used to redeem all $300,000 of our 4.15% senior unsecured notes due 2022.
In September 2021, we issued $400,000 of 3.450% senior unsecured notes due 2031 in an underwritten public offering, raising net proceeds of $395,632, after deducting underwriters’ discounts and offering expenses, which we used to repay amounts outstanding under our revolving credit facility and for general business purposes.
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
Mortgage Note Repayments
In June 2021, we prepaid, at a premium plus accrued interest, a mortgage note secured by three properties with an outstanding principal balance of $71,000, an annual interest rate of 3.55% and a maturity date in May 2023 using cash on hand and borrowings under our revolving credit facility.
In February 2022, we gave notice of our intention to prepay, at par plus accrued interest, a mortgage note secured by one property with an outstanding principal balance of $25,055 at December 31, 2021, an annual interest rate of 4.22% and a maturity date in July 2022. We expect to make this prepayment in April 2022 using cash on hand.
For more information about our financing activities, see “Business —Our Financing Policies” in Part I, Item 1 of this Annual Report on Form 10-K and Note 8 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
Segment Information
We operate in one business segment: ownership of real estate properties.

RESULTS OF OPERATIONS (amounts in thousands, except per share amounts)
Year Ended December 31, 2021, Compared to Year Ended December 31, 2020

					Non-Comparable
					Properties Results
	Comparable Properties Results (1)				Year Ended		Consolidated Results
	Year Ended December 31,				December 31,		Year Ended December 31,
	2021	2020	$ Change	% Change	2021	2020	2021	2020	$ Change	% Change
Rental income	$522,704	$526,359	$(3,655)	(0.7%)	$53,778	$61,560	$576,482	$587,919	$(11,437)	(1.9%)
Operating expenses:
Real estate taxes	57,011	57,871	(860)	(1.5%)	14,959	7,248	71,970	65,119	6,851	10.5%
Utility expenses	23,280	23,082	198	0.9%	1,971	2,302	25,251	25,384	(133)	(0.5%)
Other operating expenses	95,695	95,535	160	0.2%	10,130	9,930	105,825	105,465	360	0.3%
Total operating expenses	175,986	176,488	(502)	(0.3%)	27,060	19,480	203,046	195,968	7,078	3.6%
Net operating income (2)	$346,718	$349,871	$(3,153)	(0.9%)	$26,718	$42,080	373,436	391,951	(18,515)	(4.7%)

Other expenses:
Depreciation and amortization							241,494	251,566	(10,072)	(4.0%)
Loss on impairment of real estate							62,420	2,954	59,466	n/m
Acquisition and transaction related costs							—	232	(232)	n/m
General and administrative							26,858	28,443	(1,585)	(5.6%)
Total other expenses							330,772	283,195	47,577	16.8%

Gain on sale of real estate							78,354	10,855	67,499	n/m
Interest and other income							7	779	(772)	(99.1%)
Interest expense							(112,385)	(108,303)	(4,082)	3.8%
Loss on early extinguishment of debt							(14,068)	(3,839)	(10,229)	n/m
Income (loss) before income tax expense and equity in net losses of investees							(5,428)	8,248	(13,676)	(165.8%)
Income tax expense							(251)	(377)	126	(33.4%)
Equity in net losses of investees							(2,501)	(1,193)	(1,308)	109.6%
Net income (loss)							$(8,180)	$6,678	$(14,858)	n/m

Weighted average common shares outstanding (basic and diluted)							48,195	48,124	71	0.1%

Per common share amounts (basic and diluted):
Net income (loss)							$(0.17)	$0.14	$(0.31)	n/m
n/m - not meaningful
(1)Comparable properties consists of 167 properties we owned on December 31, 2021 and which we owned continuously since January 1, 2020 and excludes properties classified as held for sale, properties undergoing significant redevelopment, if any, and three properties owned by two unconsolidated joint ventures in which we own 51% and 50% interests.
(2)Our definition of net operating income, or NOI, and our reconciliation of net income (loss) to NOI are included below under the heading “Non-GAAP Financial Measures.”

References to changes in the income and expense categories below relate to the comparison of consolidated results for the year ended December 31, 2021 compared to the year ended December 31, 2020. For a comparison of consolidated results for the year ended December 31, 2020 compared to the year ended December 31, 2019, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
Rental income. The decrease in rental income reflects decreases in rental income of $27,158 related to property disposition activities, $12,675 related to properties undergoing significant redevelopment and $3,655 related to comparable properties, offset by an increase in rental income of $32,051 for acquired properties. The decrease in rental income for properties undergoing significant redevelopment is primarily due to the reduction in occupied space at a property located in Washington, D.C. that began a redevelopment project during 2021. The decrease in rental income for comparable properties is primarily due to reductions in occupied space at certain of our properties in 2021. Rental income includes non-cash straight line rent adjustments totaling $15,368 in 2021 and $16,079 in 2020, and amortization of acquired real estate leases and assumed real estate lease obligations totaling ($2,288) in 2021 and ($5,440) in 2020.
Real estate taxes. The increase in real estate taxes primarily reflects an increase in real estate taxes of $11,729 for acquired properties, offset by decreases in real estate taxes of $2,174 related to property disposition activities, $1,844 related to properties undergoing significant redevelopment and $860 for comparable properties. Real estate taxes for comparable properties declined primarily due to decreases in assessed values and refunds received in 2021 at certain of our properties as a result of successful real estate tax appeals.
Utility expenses. The decrease in utility expenses reflects decreases in utility expenses of $559 related to property disposition activities and $393 for properties undergoing significant redevelopment, offset by increases of $621 for acquired properties and $198 for comparable properties. Utility expenses for comparable properties increased primarily due to utility expenses previously paid directly by one of our tenants that are now being paid by us pursuant to a lease amendment with that tenant effective in January 2021.
Other operating expenses. Other operating expenses consist of salaries and benefit costs of property level personnel, repairs and maintenance expense, cleaning expense, other direct costs of operating our properties and property management fees. The increase in other operating expenses reflects increases of $4,683 for acquired properties and $160 for comparable properties, offset by decreases of $3,226 related to property disposition activities and $1,257 related to properties undergoing significant redevelopment.
Depreciation and amortization. The decrease in depreciation and amortization primarily reflects decreases of $14,505 for comparable properties and $11,131 related to property disposition activities, offset by an increase of $15,564 for acquired properties. Depreciation and amortization for comparable properties declined due to certain leasing related assets becoming fully depreciated after January 1, 2020, partially offset by depreciation and amortization of improvements made to certain of our properties during 2020 and 2021.
Loss on impairment of real estate. We recorded a $62,420 loss on impairment of real estate in 2021 to reduce the carrying value of eight properties to their estimated fair value less costs to sell, which includes $45,196 related to three properties containing approximately 2,001,000 rentable square feet that were sold during the year ended December 31, 2021, $6,991 related to two properties containing approximately 158,000 rentable square feet that were classified as held for sale as of December 31, 2021 and $10,233 related to three properties containing approximately 448,000 rentable square feet that were previously classified as held for sale as of September 30, 2021 and were removed from held for sale status as of December 31, 2021. We recorded a $2,954 loss on impairment of real estate in 2020 to reduce the carrying value of four properties to their estimated fair value less costs to sell that were sold during 2020.
Acquisition and transaction related costs. Acquisition and transaction related costs incurred in 2020 represent costs related to an acquisition which we terminated in November 2020.
General and administrative. General and administrative expenses consist of fees pursuant to our business management agreement, equity compensation expense, legal and accounting fees, Trustees’ fees and expenses, securities listing and transfer agency fees and other costs relating to our status as a publicly traded company. The decrease in general and administrative expenses is primarily the result of the expiration of an office lease in January 2021 for which we were the lessee, as well as decreases in equity compensation expense, legal fees and state franchise tax expense, partially offset by an increase in business management fees in 2021 resulting from an increase in average total market capitalization in 2021 compared to 2020.
Gain on sale of real estate. We recorded a $78,354 net gain on sale of real estate in 2021 resulting from the sale of six properties, a warehouse facility adjacent to a property we own located in Kansas City, MO and two vacant land parcels adjacent to properties we own located in Sterling, VA. We recorded a $10,855 net gain on sale of real estate in 2020 resulting from the sale of 10 properties.
Interest and other income. The decrease in interest and other income is primarily due to a settlement payment we received in 2020 resulting from a dispute with a vendor, the June 2020 payoff of a mortgage note receivable in connection with a property we sold in 2016 and the effect of lower returns on cash invested in 2021 compared to 2020.

Interest expense. The increase in interest expense is primarily due to higher average outstanding debt balances in 2021 resulting from the aggregate issuance of $1,462,000 of senior unsecured notes with a weighted average interest rate of 3.5% since January 1, 2020, partially offset by the aggregate redemption or repayment of debt totaling $833,187 with a weighted average interest rate of 4.8% since January 1, 2020, lower interest expense incurred as a result of having a lower average balance outstanding under our revolving credit facility during 2021 compared to 2020 and lower average interest rates on amounts outstanding and an increase in interest expense capitalized related to redevelopment projects.
Loss on early extinguishment of debt. We recorded a loss on early extinguishment of debt of $14,068 in 2021 from prepayment fees incurred and the write off of unamortized discounts and debt issuance costs associated with the prepayment of one mortgage note due in 2023 and the redemption of our senior unsecured notes due 2022 and 2046. In 2020, we recorded a loss on early extinguishment of debt of $3,839 from prepayment fees incurred, the write off of unamortized discounts, premiums and debt issuance costs associated with the prepayment of three mortgage notes and a loss on the settlement of a mortgage note receivable that was repaid in 2020 related to a property sold in 2016.
Income tax expense. The decrease in income tax expense reflects lower operating income in certain jurisdictions in 2021 where we are subject to state income taxes.
Equity in net losses of investees. Equity in net losses of investees represents our proportionate share of losses from our investments in two unconsolidated joint ventures.
Net income (loss). Our net income (loss) and net income (loss) per basic and diluted common share decreased in 2021 compared to 2020 primarily as a result of the changes noted above.
Non-GAAP Financial Measures
We present certain "non-GAAP financial measures" within the meaning of the applicable SEC rules, including the calculations below of NOI, FFO and Normalized FFO. These measures do not represent cash generated by operating activities in accordance with GAAP and should not be considered alternatives to net income (loss) as indicators of our operating performance or as measures of our liquidity. These measures should be considered in conjunction with net income (loss) as presented in our consolidated statements of comprehensive income (loss). We consider these non-GAAP measures to be appropriate supplemental measures of operating performance for a REIT, along with net income (loss). We believe these measures provide useful information to investors because by excluding the effects of certain historical amounts, such as depreciation and amortization expense, they may facilitate a comparison of our operating performance between periods and with other REITs and, in the case of NOI, reflecting only those income and expense items that are generated and incurred at the property level may help both investors and management to understand the operations of our properties.
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

The following table presents the reconciliation of net income (loss) to NOI for the years ended December 31, 2021 and 2020.

	Year Ended December 31,
	2021	2020
Net income (loss)	$(8,180)	$6,678
Equity in net losses of investees	2,501	1,193
Income tax expense	251	377
Income (loss) before income tax expense and equity in net losses of investees	(5,428)	8,248
Loss on early extinguishment of debt	14,068	3,839
Interest expense	112,385	108,303
Interest and other income	(7)	(779)
Gain on sale of real estate	(78,354)	(10,855)
General and administrative	26,858	28,443
Acquisition and transaction related costs	—	232
Loss on impairment of real estate	62,420	2,954
Depreciation and amortization	241,494	251,566
NOI	$373,436	$391,951
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

The following table presents the reconciliation of net income (loss) to FFO and Normalized FFO for the years ended December 31, 2021 and 2020.

	Year Ended December 31,
	2021	2020
Net income (loss)	$(8,180)	$6,678
Add (less): Depreciation and amortization:
Consolidated properties	241,494	251,566
Unconsolidated joint venture properties	3,427	4,803
Loss on impairment of real estate	62,420	2,954
Gain on sale of real estate	(78,354)	(10,855)
FFO	220,807	255,146
Add (less): Acquisition and transaction related costs	—	232
Loss on early extinguishment of debt	14,068	3,839
Normalized FFO	$234,875	$259,217

Weighted average common shares outstanding (basic and diluted)	48,195	48,124

FFO per common share (basic and diluted)	$4.58	$5.30
Normalized FFO per common share (basic and diluted)	$4.87	$5.39
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
•our ability to develop, redevelop or reposition properties to produce cash flows in excess of our cost of capital; and
•our ability to purchase additional properties which produce cash flows from operations in excess of our cost of acquisition capital and property operating and capital expenses.
On January 13, 2022, we announced a regular quarterly cash distribution of $0.55 per common share ($2.20 per common share per year). We determine our distribution payout ratio with consideration for our expected capital expenditures, as well as cash flows from operations and debt obligations.
We expect to accretively grow our property portfolio through our capital recycling program, pursuant to which we plan to selectively sell certain properties from time to time to fund future acquisitions and to manage leverage at levels we believe appropriate with a goal of (1) improving the asset quality of our portfolio by reducing the average age of our properties, lengthening the weighted average term of our leases and increasing the likelihood of retaining our tenants and (2) increasing our cash available for distribution. During the year ended December 31, 2021, we acquired three properties for an aggregate purchase price of $576,975, excluding purchase price adjustments and acquisition related costs, and we sold six properties, a warehouse facility adjacent to a property we own located in Kansas City, MO and two vacant land parcels adjacent to properties we own in Sterling, VA for an aggregate sales price of $226,915, excluding closing costs. Since January 1, 2022, we also sold three additional properties for an aggregate sales price of $25,695, excluding closing costs. We continue to evaluate our portfolio for opportunities to strategically recycle capital and are currently in various stages of marketing for sale more than 30 properties containing over 3,000,000 rentable square feet. As of February 15, 2022, we have entered into an agreement to sell one property for a sales price of $3,850, excluding closing costs. We continue to carefully consider our capital allocation strategy and believe we are well positioned to opportunistically recycle and deploy capital.
Our future purchases of properties cannot be accurately projected because such purchases depend upon purchase opportunities which come to our attention and our ability to successfully complete the acquisitions. We generally do not intend to purchase “turn around” properties, or properties which do not generate positive cash flows.
The following is a summary of our sources and uses of cash flows for the periods presented, as reflected in our consolidated statements of cash flows:

	Year Ended December 31,
	2021	2020
Cash, cash equivalents and restricted cash at beginning of period	$56,855	$100,696
Net cash provided by (used in):
Operating activities	221,492	233,628
Investing activities	(442,985)	(22,987)
Financing activities	249,153	(254,482)
Cash, cash equivalents and restricted cash at end of period	$84,515	$56,855
The decrease in cash provided by operating activities for the year ended December 31, 2021 compared to the prior year is primarily the result of property sales and reductions in occupied space at certain of our properties in 2021, partially offset by properties acquired during 2021 and favorable changes in working capital. The increase in cash used in investing activities for the year ended December 31, 2021 compared to the prior year is primarily due to higher acquisition activity and real estate improvement activity in 2021 compared to the prior year, partially offset by higher cash proceeds received from our sales of properties. The increase in cash provided by financing activities for the year ended December 31, 2021 compared to the prior year is primarily due to the aggregate issuance of $1,050,000 of senior unsecured notes in 2021 compared to $412,000 of such issuances in the prior year, partially offset by higher debt repayment activity in 2021, which included the aggregate redemption of $610,000 of senior unsecured notes and the repayment of $71,000 of mortgage debt compared to the redemption of $400,000 of senior unsecured notes and the repayment of $152,187 of mortgage debt in 2020.
Our Investment and Financing Liquidity and Resources (dollar amounts in thousands, except per share amounts)
In order to fund acquisitions and to meet cash needs that may result from our desire or need to make distributions or pay operating or capital expenses, we maintain a $750,000 revolving credit facility. The maturity date of our revolving credit facility is January 31, 2023 and, subject to our payment of an extension fee and meeting certain other conditions, we have the option to extend the stated maturity date of our revolving credit facility by two additional six month periods. We can borrow, repay and reborrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity. We are required to pay interest at a rate of LIBOR plus a premium, which was 110 basis points per annum at December 31, 2021, on the amount outstanding under our revolving credit facility, if any. We also pay a facility fee on the total amount of lending commitments under our revolving credit facility, which was 25 basis points per annum at December 31, 2021. Both the interest rate premium and facility fee are subject to adjustment based upon changes to our credit ratings. As of December 31, 2021, the annual interest rate payable on borrowings under our revolving credit facility was 1.2%. As of December 31, 2021 and February 15, 2022, we had no amounts outstanding under our revolving credit facility and $750,000 available for borrowing.
Our credit agreement includes a feature under which the maximum borrowing availability may be increased to up to $1,950,000 in certain circumstances.
Our credit agreement provides that, with certain exceptions, a subsidiary of ours is required to guaranty our obligations under our $750,000 revolving credit facility only if that subsidiary has separately incurred debt (other than non-recourse debt), within the meaning specified in our credit agreement, or provided a guarantee of debt incurred by us or any of our other subsidiaries.
During the year ended December 31, 2021, we completed the following senior unsecured notes and mortgage notes transactions:

Senior Unsecured Note Issuances
In May 2021, we issued $300,000 of 2.650% senior unsecured notes due 2026 in an underwritten public offering, raising net proceeds of $296,826, after deducting underwriters’ discounts and offering expenses. We used the net proceeds from this offering plus cash on hand to redeem all $310,000 of our 5.875% senior unsecured notes due 2046. These notes require semi-annual payments of interest only through maturity on June 15, 2026 and may be repaid at par plus accrued and unpaid interest on or after May 15, 2026.
In August 2021, we issued $350,000 of 2.400% senior unsecured notes due 2027 in an underwritten public offering, raising net proceeds of $346,607, after deducting underwriters’ discounts and offering expenses. We used the net proceeds from this offering to redeem all $300,000 of our 4.15% senior unsecured notes due 2022, repay amounts outstanding under our revolving credit facility and for general business purposes. These notes require semi-annual payments of interest only through maturity on February 1, 2027 and may be repaid at par plus accrued and unpaid interest on or after January 1, 2027.
In September 2021, we issued $400,000 of 3.450% senior unsecured notes due 2031 in an underwritten public offering, raising net proceeds of $395,632, after deducting underwriters’ discounts and offering expenses. We used the net proceeds of this offering to repay amounts outstanding under our revolving credit facility and for general business purposes. These notes require semi-annual payments of interest only through maturity on October 15, 2031 and may be repaid at par plus accrued and unpaid interest on or after July 15, 2031.
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
As of December 31, 2021, our debt maturities (other than our revolving credit facility), consisting of senior unsecured notes and mortgage notes, are as follows:

Year	Debt Maturities
2022 (1)(2)	$325,517
2023	72,784
2024	350,000
2025	650,000
2026	300,000
Thereafter	912,000
Total	$2,610,301
(1)In February 2022, we gave notice of our intention to prepay, at par plus accrued interest, a mortgage note secured by one property with an outstanding principal balance of $25,055 at December 31, 2021, an annual interest rate of 4.22% and a maturity date in July 2022. We expect to make this prepayment in April 2022 using cash on hand.
(2)Our $300,000 4.00% senior notes mature in July 2022. We currently have availability under our $750,000 revolving credit facility to redeem these senior notes prior to maturity if we elect to do so.
None of our unsecured debt obligations require sinking fund payments prior to their maturity dates. Our $98,301 in mortgage debts generally require monthly payments of principal and interest through maturity.
In addition to our debt obligations, as of December 31, 2021, we have estimated unspent leasing related obligations of $121,754, of which we expect to spend $72,516 over the next 12 months.
We are currently in the process of redeveloping a property located in Washington, D.C. We currently estimate the total project costs associated with this redevelopment will be approximately $200,000 and completion of the redevelopment in the first quarter of 2023. As of December 31, 2021, we have incurred approximately $47,330 related to this project. In June 2021, we entered into a 30-year lease for approximately 230,000 rentable square feet at this property that is approximately 25.1% higher than the prior rental rate for the same space, making the redevelopment project 54% pre-leased.
We are also in the planning stage for a redevelopment project at a three-property campus located in Seattle, WA containing approximately 300,000 rentable square feet. This project includes the repositioning of two properties from office to life science and maintaining the third building for office use. We currently estimate the total project costs associated with this redevelopment will be approximately $144,000 and completion of the redevelopment in the second quarter of 2023.
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
During the year ended December 31, 2021, we paid quarterly distributions to our shareholders totaling $106,368 using cash on hand and borrowings under our revolving credit facility. On January 13, 2022, we declared a regular quarterly distribution payable to shareholders of record on January 24, 2022 in the amount of $0.55 per share, or approximately $26,600. We expect to pay this distribution on or about February 17, 2022 using cash on hand. For more information regarding the distributions we paid during 2021, see Note 10 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
We own 51% and 50% interests in two unconsolidated joint ventures which own three properties. The properties owned by these joint ventures are encumbered by an aggregate $82,000 principal amount of mortgage indebtedness, none of which is recourse to us. We do not control the activities that are most significant to these joint ventures and, as a result, we account for our investments in these joint ventures under the equity method of accounting. For more information on the financial condition and results of operations of these joint ventures, see Note 3 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K. Other than these joint ventures, as of December 31, 2021, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Debt Covenants (dollars in thousands)
Our principal debt obligations at December 31, 2021 consisted of an aggregate outstanding principal balance of $2,512,000 of public issuances of senior unsecured notes and mortgage notes with an aggregate outstanding principal balance of $98,301 that were assumed in connection with certain of our acquisitions. Also, the three properties owned by two joint ventures in which we own 51% and 50% interests secure two additional mortgage notes. Our publicly issued senior unsecured notes are governed by indentures and their supplements. Our credit agreement and our senior unsecured notes indentures and their supplements provide for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, such as, in the case of our credit agreement, a change of control of us, which includes RMR LLC ceasing to act as our business and property manager. Our credit agreement and our senior unsecured notes indentures and their supplements also contain a number of covenants, including those that restrict our ability to incur debts, including debts secured by mortgages on our properties, in excess of calculated amounts, require us to comply with certain financial covenants and, in the case of our credit agreement, restrict our ability to make distributions to our shareholders under certain circumstances. As of December 31, 2021, we believe we were in compliance with the terms and conditions of our respective covenants under our credit agreement and senior unsecured notes indentures and their supplements. Our mortgage notes are non-recourse, subject to certain limited exceptions, and do not contain any material financial covenants.
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
Related Person Transactions
We have relationships and historical and continuing transactions with RMR LLC, RMR Inc. and others related to them. For more information about these and other such relationships and related person transactions, see Notes 5 and 6 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K, which are incorporated herein by reference, and our other filings with the SEC, including our definitive Proxy Statement for our 2022 Annual Meeting of Shareholders, or our definitive Proxy Statement, to be filed with the SEC within 120 days after the fiscal year ended December 31, 2021. For more information about the risks that may arise as a result of these and other related person transactions and relationships, see elsewhere in this Annual Report on Form 10-K, including “Warning Concerning Forward Looking Statements,” Part I, Item 1, “Business” and Part I, Item 1A, “Risk Factors.” We may engage in additional transactions with related persons, including businesses to which RMR LLC or its subsidiaries provide management services.
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
We allocate the acquisition cost of each property investment to various property components such as land, buildings and improvements and intangibles based on their fair values, and each component generally has a different useful life. For acquired real estate, we record land, buildings and improvements, and, if applicable, the value of in place leases, the fair market value of above or below market leases and tenant relationships at fair value. For transactions that qualify as business combinations, we allocate the excess, if any, of the consideration over the fair value of assets acquired to goodwill. We base purchase price allocations and the determination of useful lives on our estimates and, under some circumstances, studies from independent real estate appraisers to provide market information and evaluations, which may involve estimated cash flows that are based on a number of factors, including capitalization rates and discount rates, among others, that are relevant to our purchase price allocations and determinations of useful lives; however, our management is ultimately responsible for the purchase price allocations and determination of useful lives.
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
In an effort to reduce the effects of any increased energy costs in the future, we continuously study ways to improve the energy efficiency at all of our properties. Our manager, RMR LLC, is a member of the ENERGY STAR program, a joint program of the U.S. Environmental Protection Agency and the U.S. Department of Energy that is focused on promoting energy efficiency at commercial properties through its “ENERGY STAR” program, and a member of the U.S. Green Building Council, a nonprofit organization focused on promoting energy efficiency at commercial properties through its LEED® green building program. RMR LLC’s annual Sustainability Report summarizes the environmental, social and governance initiatives RMR LLC and its client companies, including OPI, employ. RMR LLC’s Sustainability Report may be accessed on RMR Inc.’s website at www.rmrgroup.com/corporate-sustainability/default.aspx. The information on or accessible through RMR Inc.’s website is not incorporated by reference into this Annual Report on Form 10-K. For more information, see “Business—Corporate Sustainability” in Part I, Item 1 of this Annual Report on Form 10-K.
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

Fixed Rate Debt
At December 31, 2021, our outstanding fixed rate debt consisted of the following:

Debt	Principal Balance (1)	Annual Interest Rate (1)	Annual Interest Expense (1)	Maturity	Interest Payments Due
Senior unsecured notes	$300,000	4.000%	$12,000	2022	Semi-annually
Senior unsecured notes	350,000	4.250%	14,875	2024	Semi-annually
Senior unsecured notes	650,000	4.500%	29,250	2025	Semi-annually
Senior unsecured notes	300,000	2.650%	7,950	2026	Semi-annually
Senior unsecured notes	350,000	2.400%	8,400	2027	Semi-annually
Senior unsecured notes	400,000	3.450%	13,800	2031	Semi-annually
Senior unsecured notes	162,000	6.375%	10,328	2050	Quarterly
Mortgage note (one property in Washington, D.C.) (2)	25,055	4.220%	1,057	2022	Monthly
Mortgage note (one property in Chicago, IL)	50,000	3.700%	1,850	2023	Monthly
Mortgage note (one property in Washington, D.C.)	23,246	4.800%	1,116	2023	Monthly
Total	$2,610,301		$100,626
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
(2)In February 2022, we gave notice of our intention to prepay this mortgage note at par plus accrued interest. We expect to make this prepayment in April 2022.
Our senior unsecured notes require semi-annual or quarterly interest payments through maturity. Our mortgages generally require principal and interest payments through maturity pursuant to amortization schedules. Because these debts require interest to be paid at a fixed rate, changes in market interest rates during the term of these debts will not affect our interest obligations. If these debts were refinanced at interest rates which are one percentage point higher or lower than shown above, our annual interest cost would increase or decrease by approximately $26,103.
Changes in market interest rates also would affect the fair value of our fixed rate debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt. Based on the balances outstanding at December 31, 2021, and discounted cash flow analyses through the respective maturity dates, and assuming no other changes in factors that may affect the fair value of our fixed rate debt obligations, a hypothetical immediate one percentage point increase in interest rates would change the fair value of those obligations by approximately $115,789.
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
At December 31, 2021, we had noncontrolling ownership interests of 51% and 50% in two unconsolidated joint ventures that own three properties that are secured by fixed rate debt consisting of the following mortgage notes:

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

Floating Rate Debt
At December 31, 2021, we had no outstanding floating rate debt under our revolving credit facility. Our revolving credit facility matures on January 31, 2023 and, subject to the payment of an extension fee and meeting certain other conditions, we have the option to extend the stated maturity by two six month periods. No principal repayments are required under our revolving credit facility prior to maturity, and we can borrow, repay and reborrow funds available under our revolving credit facility, subject to conditions, at any time without penalty.
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
The following table presents the impact a one percentage point increase in interest rates would have on our annual floating rate interest expense as of December 31, 2021 if we were fully drawn on our revolving credit facility:

	Impact of an Increase in Interest Rates
	Annual Interest Rate (1)	Outstanding Debt	Total Interest Expense Per Year	Annual Earnings Per Share Impact (2)
At December 31, 2021	1.2%	$750,000	$9,000	$0.19
One percentage point increase	2.2%	$750,000	$16,500	$0.34
(1)Based on LIBOR plus a premium, which was 110 basis points per annum, at December 31, 2021.
(2)Based on the weighted average shares outstanding (diluted) for the year ended December 31, 2021.
The foregoing table shows the impact of an immediate increase in floating interest rates as of December 31, 2021. If interest rates were to increase gradually over time, the impact would be spread over time. Our exposure to fluctuations in floating interest rates will increase or decrease in the future with increases or decreases in the outstanding amount under our revolving credit facility or our other floating rate debt, if any. Although we have no present plans to do so, we may in the future enter into hedge arrangements from time to time to mitigate our exposure to changes in interest rates.
LIBOR Phase Out
As of December 31, 2021, LIBOR has been phased out for new contracts and is expected to be phased out for pre-existing contracts by June 30, 2023. We are required to pay interest on borrowings under our revolving credit facility at floating rates based on LIBOR, and interest we may pay on any future borrowings under our revolving credit facility may also require that we pay interest based upon LIBOR. We currently expect that the determination of interest under our revolving credit facility will be revised as provided under our credit agreement or amended as necessary to provide for an interest rate that approximates the existing interest rate as calculated in accordance with LIBOR. Despite our current expectations, we cannot be sure that any changes to the determination of interest under our revolving credit facility would approximate the current calculation in accordance with LIBOR. We cannot be certain what standard, if any, will replace LIBOR, and any alternative interest rate index that may replace LIBOR may result in our paying increased interest.
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

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) in Internal Control—Integrated Framework. Based on this assessment, we believe that, as of December 31, 2021, our internal control over financial reporting is effective.
Deloitte & Touche LLP, the independent registered public accounting firm that audited our 2021 Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting. Its report appears elsewhere herein.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information. We may grant common shares to our officers and other employees of RMR LLC under our Amended and Restated 2009 Incentive Share Award Plan, or the 2009 Plan. In addition, each of our Trustees receives common shares as part of his or her annual compensation for serving as a Trustee and such shares are awarded under the 2009 Plan. The terms of awards made under the 2009 Plan are determined by the Compensation Committee of our Board of Trustees, at the time of the awards. The following table is as of December 31, 2021.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by securityholders — 2009 Plan	None.	None.	987,610 (1)
Equity compensation plans not approved by securityholders	None.	None.	None.
Total	None.	None.	987,610 (1)
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

4.6
Fourth Supplemental Indenture, dated as of August 13, 2021, between the Company and U.S. Bank National Association, relating to the Company’s 2.400% Senior Notes due 2027, including form thereof. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021.)

4.7
Fifth Supplemental Indenture, dated as of September 28, 2021, between the Company and U.S. Bank National Association, relating to the Company’s 3.450% Senior Notes due 2031, including form thereof. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021.)

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

10.3
Second Amendment to Second Amended and Restated Business Management Agreement, effective as of August 1, 2021, between the Company and The RMR Group LLC. (+) (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021.)

10.4
Second Amended and Restated Property Management Agreement, dated as of June 5, 2015, between the Company and The RMR Group LLC. (+) (Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 8, 2015.)

10.5	Amended and Restated Office Properties Income Trust 2009 Incentive Share Award Plan. (+) (Incorporated by reference to the Company's Current Report on Form 8-K filed on May 28, 2020.)
10.6	Form of Share Award Agreement. (+) (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020.)
10.7	Form of Indemnification Agreement. (+) (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021.)
10.8	Summary of Trustee Compensation. (+) (Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 21 2021.)
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
Item 16. Form 10-K Summary
None.

Report of Independent Registered Public Accounting Firm
To the Trustees and Shareholders of Office Properties Income Trust
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Office Properties Income Trust (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of comprehensive income (loss), shareholders' equity, and cash flows, for the years ended December 31, 2021 and 2020, and the related notes and the schedule listed in the Index at Item 15(a) (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years ended December 31, 2021 and 2020, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 16, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
The Company’s investments in real estate assets are evaluated for impairment periodically or when events or changes in circumstances indicate that the carrying amount of a real estate asset may not be recoverable. Impairment indicators may include declining tenant or resident occupancy, weak or declining profitability from the property, decreasing tenant cash flows or liquidity, the Company’s decision to dispose of an asset before the end of its estimated useful life, and legislative, market or industry changes that could permanently reduce the value of an asset. If indicators of impairment are identified for any real estate asset, the Company evaluates the recoverability of that real estate asset by comparing undiscounted future cash flows expected to be generated by the real estate asset over the Company’s expected remaining hold period to the respective carrying amount. The Company’s undiscounted future cash flows analysis requires management to make significant estimates and assumptions related to expected remaining hold periods, market rents, and terminal capitalization rates.
We identified the impairment of real estate assets as a critical audit matter because of the significant estimates and assumptions management makes to evaluate the recoverability of real estate assets. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the reasonableness of the significant estimates and assumptions related to expected remaining hold periods, market rents, and terminal capitalization rates within management’s undiscounted future cash flows analysis which are sensitive to future market or industry considerations.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the undiscounted cash flows analysis for each real estate asset or group of assets with possible impairment indicators included the following among others:
•We tested the effectiveness of controls over management’s evaluation of the recoverability of real estate property assets, including the key assumptions utilized in estimating the undiscounted future cash flows.
•We evaluated the undiscounted cash flow analysis including estimates of expected remaining hold period, market rents, and terminal capitalization rates for each real estate asset or group of assets with possible impairment indicators by (1) evaluating the source information and assumptions used by management and (2) comparing management’s projections to external market sources and evidence obtained in other areas of our audit.
•We evaluated the reasonableness of management’s undiscounted future cash flows analysis by developing an independent expectation of future undiscounted cash flows based on third party market data and compared that independent estimate to the carrying amount of the real estate asset or group of assets with possible indicators of impairment. We compared our analysis of the recoverability of the real estate asset or group of assets to the Company's analysis.
•We made inquiries of management about the current status of potential transactions and about management’s judgments to understand the probability of future events that could affect the expected remaining hold period and other cash flow assumptions for the properties.

/s/ Deloitte & Touche LLP

Boston, Massachusetts
February 16, 2022

We have served as the Company’s auditor since 2020.

Report of Independent Registered Public Accounting Firm
To the Trustees and Shareholders of Office Properties Income Trust
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Office Properties Income Trust (the “Company”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated February 16, 2022, expressed an unqualified opinion on those financial statements.
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
February 16, 2022

Report of Independent Registered Public Accounting Firm
To the Trustees and Shareholders of Office Properties Income Trust
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of comprehensive income (loss), shareholders' equity and cash flows of Office Properties Income Trust (the Company) for the year ended December 31, 2019, and the related notes and the financial statement schedule listed in the Index at item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of its operations and its cash flows for the year ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
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
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

Boston, Massachusetts
February 20, 2020

 OFFICE PROPERTIES INCOME TRUST
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)

	December 31,
	2021	2020
ASSETS
Real estate properties:
Land	$874,108	$830,884
Buildings and improvements	3,036,978	2,691,259
Total real estate properties, gross	3,911,086	3,522,143
Accumulated depreciation	(495,912)	(451,914)
Total real estate properties, net	3,415,174	3,070,229
Assets of properties held for sale	26,598	75,177
Investments in unconsolidated joint ventures	34,838	37,951
Acquired real estate leases, net	505,629	548,943
Cash and cash equivalents	83,026	42,045
Restricted cash	1,489	14,810
Rents receivable	112,886	101,766
Deferred leasing costs, net	53,883	42,626
Other assets, net	8,160	12,889
Total assets	$4,241,683	$3,946,436

LIABILITIES AND SHAREHOLDERS’ EQUITY
Unsecured revolving credit facility	$—	$—
Senior unsecured notes, net	2,479,772	2,033,242
Mortgage notes payable, net	98,178	169,729
Liabilities of properties held for sale	594	891
Accounts payable and other liabilities	142,609	116,480
Due to related persons	6,787	6,114
Assumed real estate lease obligations, net	17,034	10,588
Total liabilities	2,744,974	2,337,044

Commitments and contingencies

Shareholders’ equity:
Common shares of beneficial interest, $.01 par value: 200,000,000 shares authorized, 48,425,665 and 48,318,366 shares issued and outstanding, respectively	484	483
Additional paid in capital	2,617,169	2,615,305
Cumulative net income	175,715	183,895
Cumulative common distributions	(1,296,659)	(1,190,291)
Total shareholders’ equity	1,496,709	1,609,392
Total liabilities and shareholders’ equity	$4,241,683	$3,946,436
The accompanying notes are an integral part of these consolidated financial statements.

OFFICE PROPERTIES INCOME TRUST
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(amounts in thousands, except per share data)

	Year Ended December 31,
	2021	2020	2019

Rental income	$576,482	$587,919	$678,404

Expenses:
Real estate taxes	71,970	65,119	73,717
Utility expenses	25,251	25,384	34,302
Other operating expenses	105,825	105,465	120,943
Depreciation and amortization	241,494	251,566	289,885
Loss on impairment of real estate	62,420	2,954	22,255
Acquisition and transaction related costs	—	232	682
General and administrative	26,858	28,443	32,728
Total expenses	533,818	479,163	574,512

Gain on sale of real estate	78,354	10,855	105,131
Dividend income	—	—	1,960
Loss on equity securities, net	—	—	(44,007)
Interest and other income	7	779	1,045
Interest expense (including net amortization of debt premiums, discounts and issuance costs of $9,771, $9,593 and $10,740, respectively)	(112,385)	(108,303)	(134,880)
Loss on early extinguishment of debt	(14,068)	(3,839)	(769)
Income (loss) before income tax expense and equity in net losses of investees	(5,428)	8,248	32,372
Income tax expense	(251)	(377)	(778)
Equity in net losses of investees	(2,501)	(1,193)	(1,259)
Net income (loss)	(8,180)	6,678	30,335
Other comprehensive income (loss):
Unrealized gain (loss) on financial instrument	—	200	(200)
Equity in unrealized loss of investees	—	—	(106)
Other comprehensive income (loss)	—	200	(306)
Comprehensive income (loss)	$(8,180)	$6,878	$30,029

Weighted average common shares outstanding (basic and diluted)	48,195	48,124	48,062

Per common share amounts (basic and diluted):
Net income (loss)	$(0.17)	$0.14	$0.63

The accompanying notes are an integral part of these consolidated financial statements.

OFFICE PROPERTIES INCOME TRUST
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(dollars in thousands)

	Number of Shares	Common Shares	Additional Paid In Capital	Cumulative Net Income	Cumulative Other Comprehensive Income (Loss)	Cumulative Common Distributions	Total
Balance at December 31, 2018	48,082,903	$481	$2,609,801	$146,882	$106	$(978,302)	$1,778,968
Share grants	136,100	1	3,097	—	—	—	3,098
Share forfeitures and repurchases	(17,062)	—	(473)	—	—	—	(473)
Amounts reclassified from cumulative other comprehensive income to net income	—	—	—	—	(196)	—	(196)
Equity in unrealized gain of investees	—	—	—	—	90	—	90
Unrealized loss on financial instrument	—	—	—	—	(200)	—	(200)
Net income	—	—	—	30,335	—	—	30,335
Distributions to common shareholders	—	—	—	—	—	(105,868)	(105,868)
Balance at December 31, 2019	48,201,941	482	2,612,425	177,217	(200)	(1,084,170)	1,705,754
Share grants	136,600	1	3,323	—	—	—	3,324
Share forfeitures and repurchases	(20,175)	—	(443)	—	—	—	(443)
Amounts reclassified from cumulative other comprehensive loss to net income	—	—	—	—	85	—	85
Unrealized gain on financial instruments	—	—	—	—	115	—	115
Net income	—	—	—	6,678	—	—	6,678
Distributions to common shareholders	—	—	—	—	—	(106,121)	(106,121)
Balance at December 31, 2020	48,318,366	483	2,615,305	183,895	—	(1,190,291)	1,609,392
Share grants	145,800	1	2,872	—	—	—	2,873
Share forfeitures and repurchases	(38,501)	—	(1,008)	—	—	—	(1,008)
Net loss	—	—	—	(8,180)	—	—	(8,180)
Distributions to common shareholders	—	—	—	—	—	(106,368)	(106,368)
Balance at December 31, 2021	48,425,665	$484	$2,617,169	$175,715	$—	$(1,296,659)	$1,496,709
The accompanying notes are an integral part of these consolidated financial statements.

OFFICE PROPERTIES INCOME TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Year Ended December 31,
	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(8,180)	$6,678	$30,335
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	92,266	83,828	89,400
Net amortization of debt premiums, discounts and issuance costs	9,771	9,593	10,740
Amortization of acquired real estate leases	144,826	167,192	197,978
Amortization of deferred leasing costs	7,878	6,887	5,973
Gain on sale of real estate	(78,354)	(10,855)	(105,131)
Loss on impairment of real estate	62,420	2,954	22,255
Loss on early extinguishment of debt	9,694	2,701	769
Straight line rental income	(15,368)	(16,079)	(27,507)
Other non-cash expenses, net	1,782	2,229	2,011
Loss on equity securities, net	—	—	44,007
Equity in net losses of investees	2,501	1,193	1,259
Distribution of earnings from Affiliates Insurance Company	—	—	2,438
Change in assets and liabilities:
Rents receivable	2,663	(3,962)	12,586
Deferred leasing costs	(19,769)	(12,128)	(27,971)
Other assets	1,538	2,505	3,266
Accounts payable and other liabilities	7,151	(8,081)	(19,333)
Due to related persons	673	(1,027)	(27,746)
Net cash provided by operating activities	221,492	233,628	215,329

CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate acquisitions	(563,447)	(47,215)	(2,905)
Real estate improvements	(100,141)	(81,762)	(62,676)
Distributions in excess of earnings from unconsolidated joint ventures	612	612	2,370
Distributions in excess of earnings from Affiliates Insurance Company	11	287	6,562
Proceeds from sale of properties, net	219,980	102,211	829,794
Proceeds from sale of The RMR Group Inc. common shares, net	—	—	104,674
Proceeds from repayment of mortgage note receivable	—	2,880	—
Net cash (used in) provided by investing activities	(442,985)	(22,987)	877,819

The accompanying notes are an integral part of these consolidated financial statements.

OFFICE PROPERTIES INCOME TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(dollars in thousands)

	Year Ended December 31,
	2021	2020	2019
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of mortgage notes payable	(72,541)	(155,367)	(12,054)
Repayment of unsecured term loans	—	—	(388,000)
Repayment of senior unsecured notes	(610,000)	(400,000)	(350,000)
Proceeds from issuance of senior unsecured notes, net	1,041,809	408,932	—
Borrowings on unsecured revolving credit facility	755,000	561,467	430,000
Repayments on unsecured revolving credit facility	(755,000)	(561,467)	(605,000)
Payment of debt issuance costs	(2,744)	(1,492)	—
Repurchase of common shares	(1,003)	(434)	(473)
Distributions to common shareholders	(106,368)	(106,121)	(105,868)
Net cash provided by (used in) financing activities	249,153	(254,482)	(1,031,395)
Increase (decrease) in cash, cash equivalents and restricted cash	27,660	(43,841)	61,753
Cash, cash equivalents and restricted cash at beginning of period	56,855	100,696	38,943
Cash, cash equivalents and restricted cash at end of period	$84,515	$56,855	$100,696

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$103,200	$100,083	$131,735
Income taxes paid	$299	$1,377	$491

NON-CASH INVESTING ACTIVITIES:
Real estate improvements accrued, not paid	$18,492	$11,981	$11,457
Real estate acquisition	$(13,031)	$—	$—
Capitalized interest	$795	$199	$26

SUPPLEMENTAL DISCLOSURE OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH:

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets to the amounts shown in the consolidated statements of cash flows:

	As of December 31,
	2021	2020	2019
Cash and cash equivalents	$83,026	$42,045	$93,744
Restricted cash	1,489	14,810	6,952
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$84,515	$56,855	$100,696

The accompanying notes are an integral part of these consolidated financial statements.

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 1. Organization
Office Properties Income Trust, or OPI, we, us or our, is a real estate investment trust, or REIT, formed in 2009 under Maryland law.
As of December 31, 2021, our wholly owned properties were comprised of 178 properties containing approximately 23,271,000 rentable square feet and we had noncontrolling ownership interests of 51% and 50% in two unconsolidated joint ventures that own three properties totaling approximately 444,000 rentable square feet.
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
We allocate the purchase prices of our properties to land, buildings and improvements based on determinations of the relative fair values of these assets assuming the properties are vacant. We determine the fair value of each property using methods similar to those used by independent appraisers, which may involve estimated cash flows that are based on a number of factors, including capitalization rates and discount rates, among others. We allocate a portion of the purchase price of our properties to above market and below market leases based on the present value (using an interest rate which reflects the risks associated with acquired in place leases at the time each property was acquired by us) of the difference, if any, between (i) the contractual amounts to be paid pursuant to the acquired in place leases and (ii) our estimates of fair market lease rates for the corresponding leases, measured over a period equal to the terms of the respective leases. We allocate a portion of the purchase price to acquired in place leases and tenant relationships based upon market estimates to lease up the property based on the leases in place at the time of purchase. We allocate this aggregate value between acquired in place lease values and tenant relationships based on our evaluation of the specific characteristics of each tenant’s lease. However, we have not separated the value of tenant relationships from the value of acquired in place leases because such value and related amortization expense is immaterial to the accompanying consolidated financial statements. In making these allocations, we consider factors such as estimated carrying costs during the expected lease up periods, including real estate taxes, insurance and other operating income and expenses and costs, such as leasing commissions, legal and other related expenses, to execute similar leases in current market conditions at the time a property was acquired by us. If the value of tenant relationships becomes material in the future, we may separately allocate those amounts and amortize the allocated amounts over the estimated life of the relationships. For transactions that qualify as business combinations, we allocate the excess, if any, of the consideration over the fair value of the assets acquired to goodwill.
We amortize capitalized above market lease values (included in acquired real estate leases, net in our consolidated balance sheets) and below market lease values (presented as assumed real estate lease obligations, net in our consolidated balance sheets) as a reduction or increase, respectively, to rental income over the terms of the associated leases. Such amortization resulted in net decreases to rental income of $2,288, $5,440 and $2,710 during the years ended December 31, 2021, 2020 and 2019, respectively. We amortize the value of acquired in place leases (included in acquired real estate leases, net in our consolidated balance sheets), exclusive of the value of above market and below market acquired in place leases, over the terms of the associated leases. Such amortization, which is included in depreciation and amortization expense, amounted to $142,538, $161,752 and $195,268 during the years ended December 31, 2021, 2020 and 2019, respectively. If a lease is terminated prior to its stated expiration, we write off the unamortized amounts relating to that lease.

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
As of December 31, 2021 and 2020, our acquired real estate leases and assumed real estate lease obligations, excluding properties classified as held for sale, were as follows:

	December 31,
	2021	2020
Acquired real estate leases:
Capitalized above market lease values	$29,925	$34,972
Less: accumulated amortization	(17,945)	(19,291)
Capitalized above market lease values, net	11,980	15,681

Lease origination value	885,250	868,459
Less: accumulated amortization	(391,601)	(335,197)
Lease origination value, net	493,649	533,262
Acquired real estate leases, net	$505,629	$548,943

Assumed real estate lease obligations:
Capitalized below market lease values	$29,488	$21,092
Less: accumulated amortization	(12,454)	(10,504)
Assumed real estate lease obligations, net	$17,034	$10,588
As of December 31, 2021, the weighted average amortization periods for capitalized above market leases, lease origination value and capitalized below market lease values were 3.3 years, 6.3 years and 10.3 years, respectively. Future amortization of net intangible lease assets and liabilities, to be recognized over the current terms of the associated leases as of December 31, 2021 are estimated to be $121,814 in 2022, $99,643 in 2023, $77,107 in 2024, $56,168 in 2025, $41,393 in 2026 and $92,470 thereafter.
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
Deferred Leasing Costs. Deferred leasing costs include brokerage costs and inducements associated with our entering leases. We amortize deferred leasing costs, which are included in depreciation and amortization expense, and inducements, which are included as a reduction to rental income, on a straight line basis over the terms of the respective leases. Legal costs associated with the execution of our leases are expensed as incurred and included in general and administrative expenses in our consolidated statements of comprehensive income (loss). We recorded amortization of deferred leasing costs of $6,691, $5,985 and $5,216, and reductions to rental income related to the amortization of inducements of $1,187, $902 and $757 for the years ended December 31, 2021, 2020 and 2019, respectively. Deferred leasing costs, excluding properties classified as held for sale, totaled $74,469 and $59,691 at December 31, 2021 and 2020, respectively, and accumulated amortization of deferred leasing costs totaled $20,586 and $17,065 at December 31, 2021 and 2020, respectively. Future amortization of deferred leasing costs to be recognized during the current terms of our existing leases as of December 31, 2021 are estimated to be $8,536 in 2022, $7,798 in 2023, $6,739 in 2024, $5,784 in 2025, $5,132 in 2026 and $19,894 thereafter.

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
Debt Issuance Costs. Costs related to the issuance or assumption of debt are capitalized and amortized to interest expense over the terms of the respective loans. Debt issuance costs, net of accumulated amortization, for our revolving credit facility are included in other assets in our consolidated balance sheets. As of December 31, 2021 and 2020, debt issuance costs for our revolving credit facility were $4,125 and accumulated amortization of debt issuance costs for our revolving credit facility were $3,079 and $2,069, respectively. Debt issuance costs, net of accumulated amortization, for our senior unsecured notes and mortgage notes payable are presented as a direct deduction from the associated debt liability in our consolidated balance sheets. As of December 31, 2021 and 2020, debt issuance costs, net of accumulated amortization, for our senior unsecured notes and mortgage notes payable totaled $16,120 and $17,545, respectively. Future amortization of debt issuance costs to be recognized with respect to our revolving credit facility, senior unsecured notes and mortgage notes as of December 31, 2021 are estimated to be $3,514 in 2022, $2,217 in 2023, $2,155 in 2024, $1,669 in 2025, $1,335 in 2026 and $6,276 thereafter.
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
Equity Method Investments. We previously accounted for our investment in Affiliates Insurance Company, or AIC, until AIC was dissolved on February 13, 2020, using the equity method of accounting. Significant influence was present through common representation on the boards of trustees or directors of us and AIC. See Note 6 for more information regarding our investment in AIC.
We also have noncontrolling ownership interests of 51% and 50% in two unconsolidated joint ventures that own three properties. The properties owned by these joint ventures are encumbered by an aggregate of $82,000 of mortgage indebtedness. We do not control the activities that are most significant to these joint ventures and, as a result, we account for our investments in these joint ventures under the equity method of accounting. See Note 3 for more information regarding our unconsolidated joint ventures.
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
Other Liabilities. We initially acquired 1,541,201 shares of class A common stock of RMR Inc. on June 5, 2015 for cash and share consideration of $17,462. We concluded, for accounting purposes, that the cash and share consideration we paid for our investment in these shares represented a discount to the fair value of these shares. We initially accounted for this investment under the cost method of accounting and recorded this investment at its estimated fair value of $39,833 as of June 5, 2015 using Level 3 inputs, as defined in the fair value hierarchy under U.S. generally accepted accounting principles, or GAAP. As a result, we recorded a liability for the amount by which the estimated fair value of these shares exceeded the price we paid for these shares. This liability is included in accounts payable and other liabilities in our consolidated balance sheets. This liability is being amortized on a straight line basis through December 31, 2035 as an allocated reduction to our business management and property management fee expense. We amortized $1,087 of this liability during each of the years ended December 31, 2021, 2020 and 2019. These amounts are included in the net business management and property management fee amounts for such periods disclosed in Note 5. As of December 31, 2021, the remaining unamortized amount of this liability was $15,232. Future amortization of this liability as of December 31, 2021 is estimated to be $1,087 in 2022 through 2026 and $9,797 thereafter.
Revenue Recognition. We are a lessor of commercial office properties. Our leases provide our tenants with the contractual right to use and economically benefit from all of the physical space specified in the leases; therefore, we have determined to evaluate our leases as lease arrangements.
Our leases provide for base rent payments and in addition may include variable payments. Rental income from operating leases, including any payments derived by index or market-based indices, is recognized on a straight line basis over the lease term when we have determined that the collectability of substantially all of the lease payments is probable. Some of our leases have options to extend or terminate the lease exercisable at the option of our tenants, which are considered when determining the lease term. Allowances for bad debts are recognized as a direct reduction of rental income.

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
Certain of our leases contain non-lease components, such as property level operating expenses and capital expenditures reimbursed by our tenants as well as other required lease payments. We have made the policy election to not separate the lease and non-lease components because (i) the lease components are operating leases and (ii) the timing and pattern of recognition of the non-lease components are the same as those of the lease components. We apply Accounting Standards Codification 842, Leases, to the combined component. Income derived by our leases is recorded in rental income in our consolidated statements of comprehensive income (loss).
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
Cumulative Other Comprehensive Income (Loss). Cumulative other comprehensive income (loss) represents our share of the cumulative comprehensive income and losses of our equity method investees.
Per Common Share Amounts. We calculate basic earnings per common share by dividing net income (loss) by the weighted average number of our common shares of beneficial ownership, $.01 par value, or our common shares, outstanding during the period. We calculate diluted earnings per share using the more dilutive of the two class method or the treasury stock method. Unvested share awards and other potentially dilutive common shares, together with the related impact on earnings, are considered when calculating diluted earnings per share. For the years ended December 31, 2021, 2020 and 2019, there were no dilutive common shares. In addition, for the years ended December 31, 2021, 2020 and 2019, 34, 14 and 12 unvested common shares, respectively, were not included in the calculation of diluted earnings per share because to do so would have been antidilutive.
Use of Estimates. Preparation of these financial statements in conformity with GAAP requires us to make estimates and assumptions that may affect the amounts reported in these consolidated financial statements and related notes. The actual results could differ from these estimates. Significant estimates in the consolidated financial statements include purchase price allocations, useful lives of fixed assets and assessment of impairment of real estate and the related intangibles.
Segment Reporting. We operate in one business segment: direct ownership of real estate properties.
New Accounting Pronouncements. In October 2021, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, or ASU No. 2021-08, which requires that an acquirer account for the related revenue contracts in accordance with Topic 606 as if it had originated the contracts. The acquiring entity shall recognize and measure the acquired contract assets and contract liabilities consistent with how they were recognized and measured in the acquiree’s financial statements, rather than at fair value at the acquisition date. ASU No. 2021-08 is effective for fiscal years beginning after December 15, 2022, with early adoption permitted. On October 1, 2021, we early adopted ASU No. 2021-08. The adoption of ASU No. 2021-08 did not have an impact on our consolidated financial statements.
Note 3. Real Estate Properties
As of December 31, 2021, our wholly owned properties were comprised of 178 properties containing approximately 23,271,000 rentable square feet, with an aggregate undepreciated carrying value of $3,938,876, including $27,790 classified as held for sale. We also had noncontrolling ownership interests of 51% and 50% in two unconsolidated joint ventures that own three properties totaling approximately 444,000 rentable square feet. We generally lease space at our properties on a gross lease, modified gross lease or net lease basis pursuant to fixed term contracts expiring between 2022 and 2053. Some of our leases generally require us to pay all or some property operating expenses and to provide all or most property management services. During the year ended December 31, 2021, we entered into 85 leases for approximately 2,484,000 rentable square feet for a weighted (by rentable square feet) average lease term of 9.5 years and we made commitments for approximately $142,318 of leasing related costs. As of December 31, 2021, we have estimated unspent leasing related obligations of $121,754.

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
2021 Acquisition Activities
During the year ended December 31, 2021, we acquired three properties containing approximately 926,000 rentable square feet for an aggregate purchase price of $576,478, including net purchase price adjustments of $1,761 and acquisition related costs of $1,264. These acquisitions were accounted for as asset acquisitions. We allocated the purchase prices of these acquisitions based on the relative estimated fair values of the acquired assets and assumed liabilities as follows:

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
2020 Acquisition Activities
During the year ended December 31, 2020, we acquired two properties containing approximately 163,000 rentable square feet for an aggregate purchase price of $47,215, including capitalized acquisition related costs of $590. These acquisitions were accounted for as asset acquisitions. We allocated the purchase prices of these acquisitions based on the relative estimated fair values of the acquired assets as follows:

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

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
Disposition Activities

The sales completed during the years ended December 31, 2021, 2020 and 2019, as presented in the tables below, do not represent significant dispositions individually (unless otherwise noted) or in the aggregate, nor do they represent a strategic shift in our business. As a result, the results of operations of these properties are included in continuing operations through the date of sale in our consolidated statements of comprehensive income (loss).
2021 Disposition Activities
During the year ended December 31, 2021, we sold six properties, a warehouse facility adjacent to a property we own located in Kansas, MO and two vacant land parcels adjacent to properties we own located in Sterling, VA containing approximately 2,565,000 rentable square feet for an aggregate sales price of $226,915, excluding closing costs.

Date of Sale	Number of Properties	Location	Rentable Square Feet	Gross Sales Price (1)	Gain (Loss) on Sale of Real Estate	Loss on Impairment of Real Estate
January 2021	—	Kansas City, MO (2) (3)	10,000	$845	$(63)	$—
January 2021	1	Richmond, VA (2)	311,000	130,000	54,181	—
April 2021	1	Huntsville, AL	1,371,000	39,000	—	5,383
July 2021	1	Fresno, CA	532,000	6,000	—	33,902
July 2021	1	Liverpool, NY	38,000	650	31	—
August 2021	1	Memphis, TN	205,000	15,270	287	—
September 2021	1	Stoneham, MA	98,000	6,650	(282)	5,911
October 2021	—	Sterling, VA (4)	—	28,500	24,200	—
	6		2,565,000	$226,915	$78,354	$45,196
(1)Gross sales price is the gross contract price, excluding closing costs.
(2)Properties were classified as held for sale as of December 31, 2020.
(3)Consists of a warehouse facility adjacent to a property we own located in Kansas City, MO.
(4)Consists of two vacant land parcels adjacent to properties we own located in Sterling, VA.
As of December 31, 2021, the following four properties met the criteria to be classified as held for sale in our consolidated balance sheet:

Date of Sale Agreement	Location	Number of Properties	Rentable Square Feet	Gross Sales Price (1)	Loss on Impairment of Real Estate
December 2021	Rockville, MD (2)	1	129,000	$6,750	$6,236
December 2021	Chesapeake, VA (3)	2	172,000	18,945	—
January 2022	Milwaukee, WI	1	29,000	3,850	755
		4	330,000	$29,545	$6,991
(1)Gross sales price is the gross contract price, excluding closing costs.
(2)The sale of this property was completed in January 2022.
(3)The sale of these properties was completed in February 2022.

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
As of February 15, 2022, we have entered into an agreement to sell one property that was classified as held for sale as of December 31, 2021 containing approximately 29,000 rentable square feet for a sales price of $3,850, excluding closing costs. This pending sale is subject to conditions, accordingly, we cannot be sure that we will complete this sale or that this sale will not be delayed or the terms will not change.
We also recorded a $10,658 loss on impairment of real estate to reduce the carrying value of three properties that were classified as held for sale to their estimated fair values less costs to sell as of September 30, 2021. Subsequently, we removed these properties from held for sale status due to a change of plan for sale and recorded an impairment adjustment of $425 to increase the carrying value of these properties to their estimated fair value as of December 31, 2021.
In November 2021, the buyer terminated the previously disclosed agreement to sell five properties located in Brookhaven, GA for a sales price of $56,000.
2020 Disposition Activities
During the year ended December 31, 2020, we sold 10 properties containing approximately 906,000 rentable square feet for an aggregate sales price of $110,463, excluding closing costs and including the repayment of one mortgage note with an outstanding principal balance of $13,095, an annual interest rate of 5.9% and a maturity date in August 2021.

Date of Sale	Number of Properties	Location	Rentable Square Feet	Gross Sales Price (1)	Gain (Loss) on Sale of Real Estate	Loss on Impairment of Real Estate
January 2020	2	Stafford, VA	65,000	$14,063	$4,771	$—
January 2020	1	Windsor, CT	97,000	7,000	314	—
February 2020	1	Lincolnshire, IL	223,000	12,000	1,179	—
March 2020	1	Trenton, NJ (2)	267,000	30,100	(179)	—
March 2020	1	Fairfax, VA	83,000	22,200	4,754	—
October 2020	4	Fairfax, VA	171,000	25,100	16	2,954
	10		906,000	$110,463	$10,855	$2,954

(1)Gross sales price is the gross contract price, excluding closing costs.
(2)We recorded a $9,454 loss on impairment of real estate during the year ended December 31, 2019 to adjust the carrying value of this property to its fair value less costs to sell.

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
2019 Disposition Activities

During the year ended December 31, 2019, we sold 58 properties containing approximately 6,179,000 rentable square feet for an aggregate sales price of $848,853, excluding closing costs.

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
(1)Gross sales price is the gross contract price, excluding closing costs.
(2)Represents an individually significant disposition.
Unconsolidated Joint Ventures
We own interests in two joint ventures that own three properties. We account for these investments under the equity method of accounting. As of December 31, 2021 and 2020, our investments in unconsolidated joint ventures consisted of the following:

	OPI Ownership	OPI Carrying Value of Investments at December 31,		Number of Properties	Location	Rentable Square Feet
Joint Venture		2021	2020
Prosperity Metro Plaza	51%	$20,672	$21,888	2	Fairfax, VA	329,000
1750 H Street, NW	50%	14,166	16,063	1	Washington, D.C.	115,000
Total		$34,838	$37,951	3		444,000

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
The following table provides a summary of the mortgage debt of our two unconsolidated joint ventures:

Joint Venture	Interest Rate (1)	Maturity Date	Principal Balance at December 31, 2021 and 2020 (2)
Prosperity Metro Plaza	4.09%	12/1/2029	$50,000
1750 H Street, NW	3.69%	8/1/2024	32,000
Weighted Average/Total	3.93%		$82,000
(1)Includes the effect of mark to market purchase accounting.
(2)Reflects the entire balance of the debt secured by the properties and is not adjusted to reflect the interests in the joint ventures we do not own. None of the debt is recourse to us.
At December 31, 2021, the aggregate unamortized basis difference of our two unconsolidated joint ventures of $6,977 is primarily attributable to the difference between the amount we paid to purchase our interest in these joint ventures, including transaction costs, and the historical carrying value of the net assets of these joint ventures. This difference is being amortized over the remaining useful life of the related properties and the resulting amortization expense is included in equity in net losses of investees in our consolidated statements of comprehensive income (loss).
Note 4. Leases
Rental income from operating leases, including payments derived by index or market-based indices, is recognized on a straight line basis over the lease term when we have determined that the collectability of substantially all of the lease payments is probable. We increased rental income by $15,368, $16,079 and $27,507 to record revenue on a straight line basis during the years ended December 31, 2021, 2020 and 2019, respectively. Rents receivable, excluding properties classified as held for sale, include $82,978 and $68,824 of straight line rent receivables at December 31, 2021 and 2020, respectively.
We do not include in our measurement of our lease receivables certain variable payments, including payments determined by changes in the index or market-based indices after the inception of the lease, certain tenant reimbursements and other income until the specific events that trigger the variable payments have occurred. Such payments totaled $85,107, $75,851 and $91,076 for the years ended December 31, 2021, 2020 and 2019, respectively, of which tenant reimbursements totaled $81,295, $71,385 and $86,353, respectively.
The following operating lease maturity analysis presents the future contractual lease payments to be received by us through 2053 as of December 31, 2021:

Year	Amount
2022	$456,350
2023	422,139
2024	360,282
2025	296,945
2026	253,313
Thereafter	1,267,710
Total	$3,056,739
In certain circumstances, some leases provide the tenant with the right to terminate if the legislature or other funding authority does not appropriate the funding necessary for the tenant to meet its lease obligations; we have determined the fixed non-cancelable lease term of these leases to be the full term of the lease because we believe the occurrence of early terminations to be a remote contingency based on both our historical experience and our assessments of the likelihood of lease cancellation on a separate lease basis. As of December 31, 2021, tenants who currently represent approximately 2.8% of our total operating lease maturities have currently exercisable rights to terminate their leases before the stated terms of their leases expire. In 2022, 2023, 2024, 2025, 2026, 2027, 2028, 2029, 2030, 2035 and 2040, early termination rights become exercisable by other tenants who currently represent an additional approximately 1.5%, 8.8%, 3.0%, 6.2%, 2.4%, 1.7%, 2.5%, 1.7%, 1.6%, 1.7% and 1.1% of our total operating lease maturities, respectively. In addition, as of December 31, 2021, 14 of our tenants have the right to terminate their leases if the respective legislature or other funding authority does not appropriate the funding necessary for the

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
tenant to meet its obligation. These 14 tenants represent approximately 6.2% of our total operating lease maturities as of December 31, 2021.
As a result of the COVID-19 pandemic, we granted temporary rent assistance totaling $2,483 to 18 tenants. This assistance generally entailed a deferral of, in most cases, one month of rent pursuant to deferred payment plans which required the deferred rent amounts be payable over a 12-month period. We elected to use the FASB relief package that provides entities with the option to account for lease concessions resulting from the COVID-19 pandemic outside of the existing lease modification guidance if the resulting cash flows from the modified lease are substantially the same as or less than the original lease. Because the deferred rent amounts were to be repaid, the cash flows from the respective leases are substantially the same as before the rent deferrals. The deferred amounts did not impact our operating results for the years ended December 31, 2021 and 2020. As of December 31, 2021, we had collected 100% of the granted rent deferrals.
Right of use asset and lease liability. For leases where we are the lessee, we are required to record a right of use asset and lease liability for all leases with an initial term greater than 12 months. As of December 31, 2020, we had one lease that met these criteria, which expired on January 31, 2021. We subleased a portion of the space, which sublease also expired on January 31, 2021. The value of the right of use asset and related liability representing our future obligation under the lease arrangement as of December 31, 2020 were $168 and $174, respectively, and are included in other assets, net and accounts payable and other liabilities, respectively, in our consolidated balance sheets. Rent expense incurred under the lease, net of sublease revenue, was $79, $1,749 and $1,670 for the years ended December 31, 2021, 2020 and 2019, respectively.
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
The average aggregate historical cost of our real estate investments includes our consolidated assets invested, directly or indirectly, in equity interests in or loans secured by real estate and personal property owned in connection with such real estate (including acquisition related costs and costs which may be allocated to intangibles or are unallocated), all before reserves for depreciation, amortization, impairment charges or bad debts or other similar non-cash reserves.
•Incentive Management Fee. The incentive management fee which may be earned by RMR LLC for an annual period is calculated as follows:
•An amount, subject to a cap based on the value of our common shares outstanding, equal to 12% of the product of:

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
•our equity market capitalization on the last trading day of the year immediately prior to the relevant three year measurement period, and
•the amount (expressed as a percentage) by which the total return per share, as defined in the business management agreement and further described below, of our common shareholders (i.e., share price appreciation plus dividends) exceeds the total shareholder return of the applicable index, or the benchmark return per share, for the relevant measurement period. Effective as of August 1, 2021, we amended our business management agreement with RMR LLC to replace the benchmark index used in the calculation of incentive management fees. Pursuant to this amendment, for periods beginning on and after August 1, 2021, the MSCI U.S. REIT/Office REIT Index replaced the discontinued SNL U.S. REIT Office Index and will be used to calculate benchmark returns per share for purposes of determining any incentive management fee payable by us to RMR LLC. For periods prior to August 1, 2021, the SNL U.S. REIT Office Index will continue to be used. Accordingly, the calculation of incentive management fees for the next two measurement periods will continue to use the SNL U.S. REIT Office Index in calculating the benchmark returns for periods through July 31, 2021. This change of index was due to S&P Global ceasing to publish the SNL U.S. REIT Office Index.
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
•If our total return per share exceeds 12% per year in any measurement period, the benchmark return per share is adjusted to be the lesser of the total shareholder return of the applicable index for such measurement period and 12% per year, or the adjusted benchmark return per share. In instances where the adjusted benchmark return per share applies, the incentive management fee will be reduced if our total return per share is between 200 basis points and 500 basis points below the applicable index in any year by a low return factor, as defined in the business management agreement, and there will be no incentive management fee paid if, in these instances, our total return per share is more than 500 basis points below the applicable index in any year, determined on a cumulative basis (i.e., between 200 basis points and 500 basis points per year multiplied by the number of years in the measurement period and below the applicable market index).
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
Pursuant to our business management agreement with RMR LLC, we recognized net business management fees of $18,637, $17,358 and $21,320 for the years ended December 31, 2021, 2020 and 2019, respectively. The net business

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
management fees we recognized are included in general and administrative expenses in our consolidated statements of comprehensive income (loss) for these periods. The net business management fees we recognized for each of the years ended December 31, 2021, 2020 and 2019 reflect a reduction of $603, for the amortization of the liability we recorded in connection with our former investment in RMR Inc., as further described in Note 2. We did not incur any incentive management fee pursuant to our business management agreement for the years ended December 31, 2021, 2020 or 2019.
In January 2019, we paid RMR LLC a business management incentive fee of $25,817, which represented the incentive fee for the year ended December 31, 2018 incurred, but not paid, by Select Income REIT, or SIR, which we acquired in 2018.

•Property Management and Construction Supervision Fees. The property management fees payable to RMR LLC by us for each applicable period are equal to 3.0% of gross collected rents and the construction supervision fees payable to RMR LLC by us for each applicable period are equal to 5.0% of construction costs.
Pursuant to our property management agreement with RMR LLC, we recognized aggregate net property management and construction supervision fees of $21,103, $20,774 and $21,911 for each of the years ended December 31, 2021, 2020 and 2019, respectively. The net property management and construction supervision fees we recognized for the years ended December 31, 2021, 2020 and 2019 reflect a reduction of $484 for each of those years for the amortization of the liability we recorded in connection with our former investment in RMR Inc., as further described in Note 2. For the years ended December 31, 2021, 2020 and 2019, $16,507, $17,328, and $19,320, respectively, of the total net property management and construction supervision fees were expensed to other operating expenses in our consolidated statements of income (loss) and $4,596, $3,446, and $2,591, respectively, were capitalized as building improvements in our consolidated balance sheets. The amounts capitalized are being depreciated over the estimated useful lives of the related capital assets.
•Expense Reimbursement. We are generally responsible for all of our operating expenses, including certain expenses incurred or arranged by RMR LLC on our behalf. We are generally not responsible for payment of RMR LLC’s employment, office or administrative expenses incurred to provide management services to us, except for the employment and related expenses of RMR LLC’s employees assigned to work exclusively or partly at our properties, our share of the wages, benefits and other related costs of RMR LLC’s centralized accounting personnel, our share of RMR LLC’s costs for providing our internal audit function and as otherwise agreed. Our Audit Committee appoints our Director of Internal Audit and our Compensation Committee approves the costs of our internal audit function. Our property level operating expenses are generally incorporated into rents charged to our tenants, including certain payroll and related costs incurred by RMR LLC. We reimbursed RMR LLC $24,766, $24,919 and $26,442 for these expenses and costs for each of the years ended December 31, 2021, 2020 and 2019, respectively. We included these amounts in other operating expenses and general and administrative expense, as applicable, for these periods.
•Term. Our management agreements with RMR LLC have terms that end on December 31, 2041, and automatically extend on December 31st of each year for an additional year, so that the terms of our management agreements thereafter end on the 20th anniversary of the date of the extension.
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
•Termination Fee. If we terminate one or both of our management agreements with RMR LLC for convenience, or if RMR LLC terminates one or both of our management agreements for good reason, we have agreed to pay RMR LLC a termination fee in an amount equal to the sum of the present values of the monthly future fees, as defined therein, for the terminated management agreement(s) for the term that was remaining prior to such termination, which, depending on the time of termination, would be between 19 and 20 years. If we terminate one or both of our management agreements with RMR LLC for a performance reason, we have agreed to pay RMR LLC the termination fee calculated as described above, but assuming a 10-year term was remaining prior to the termination. We are not required to pay any termination fee if we terminate our management agreements with RMR LLC for cause or as a result of a change of control of RMR LLC.

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
Note 6. Related Person Transactions
We have relationships and historical and continuing transactions with RMR LLC, RMR Inc., and others related to them, including other companies to which RMR LLC or its subsidiaries provide management services and some of which have trustees, directors or officers who are also our Trustees or officers. RMR LLC is a majority owned subsidiary of RMR Inc. The Chair of our Board of Trustees and one of our Managing Trustees, Adam Portnoy, is the sole trustee, an officer and the controlling shareholder of ABP Trust, which is the controlling shareholder of RMR Inc., a managing director, the president and chief executive officer of RMR Inc. and an officer and employee of RMR LLC. David Blackman resigned as our President and Chief Executive Officer, effective December 31, 2020, and as a Managing Trustee, effective June 17, 2021. In replacement of Mr. Blackman, Christopher J. Bilotto was appointed as our President and Chief Operating Officer, effective January 1, 2021, and Jennifer Clark was elected as a Managing Trustee, effective on June 17, 2021. Mr. Bilotto is an officer and employee of RMR LLC, Ms. Clark is a managing director and an executive officer of RMR Inc., an officer and employee of RMR LLC and an officer of ABP Trust. In addition, each of our other officers is also an officer and employee of RMR LLC. Some of our Independent Trustees also serve as independent trustees or independent directors of other public companies to which RMR LLC or its subsidiaries provide management services. Mr. Portnoy serves as chair of the board and as a managing director or managing trustee of these public companies. Other officers of RMR LLC, including certain of our officers, serve as managing trustees, managing directors or officers of certain of these companies.
Our Manager, RMR LLC. We have two agreements with RMR LLC to provide management services to us. See Note 5 for more information regarding our management agreements with RMR LLC.
Leases with RMR LLC. We lease office space to RMR LLC in certain of our properties for RMR LLC’s property management offices. Pursuant to our lease agreements with RMR LLC, we recognized rental income from RMR LLC for leased office space of $1,138, $1,120 and $1,142 for the years ended December 31, 2021, 2020 and 2019, respectively. Our office space leases with RMR LLC are terminable by RMR LLC if our management agreements with RMR LLC are terminated.
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
Sonesta. In June 2021, we entered into a 30-year lease agreement with a subsidiary of Sonesta International Hotels Corporation, or Sonesta, in connection with the redevelopment of an office property we own in Washington, D.C. as a mixed-use property. Sonesta’s lease is for the planned full-service hotel component of the property that will include approximately 230,000 rentable square feet, which represents approximately 54% of the total square feet upon completion of the redevelopment. The term of the lease commences upon our delivery of the completed hotel, which we estimate to occur in the first quarter of 2023. Sonesta has two options to extend the term for 10 years each. Pursuant to the lease agreement, Sonesta

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
will pay us annual base rent of approximately $6,436 beginning 18 months after the lease commences. The annual base rent will increase by 10% every five years throughout the term. Sonesta is also obligated to pay its pro rata share of the operating costs for the property. We estimate that the total cost to build the hotel space will be approximately $66,000. Mr. Adam Portnoy is a director and controlling shareholder of Sonesta and Ms. Jennifer Clark is also a director of Sonesta.
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
AIC. Until its dissolution on February 13, 2020, we, ABP Trust and five other companies to which RMR LLC provides management services owned AIC in equal portions. We and the other AIC shareholders historically participated in a combined property insurance program arranged and insured or reinsured in part by AIC until June 30, 2019. We paid aggregate annual premiums, including taxes and fees, of $1,211 in connection with this insurance program for the policy year ended June 30, 2019. Properties we acquired as a result of our acquisition of SIR on December 31, 2018 were already previously included in this insurance program because SIR was a participant in the program. SIR paid an annual premium, including taxes and fees, of $1,666 in connection with this insurance program for the policy year ended June 30, 2019.
In connection with AIC’s dissolution, we and each other AIC shareholder received an initial liquidating distribution of $9,000 from AIC in December 2019, an additional liquidating distribution of $287 in June 2020 and a final liquidating distribution of $11 in December 2021. As of December 31, 2020, our investment in AIC had a carrying value of $11, which was included in other assets in our consolidated balance sheet. We recognized income of $281 related to our investment in AIC for the year ended December 31, 2019. This amount is included in equity in net losses of investees in our consolidated statements of comprehensive income (loss). Our other comprehensive income (loss) includes our proportionate part of unrealized gains (losses) on securities which were owned and held for sale by AIC of $90 related to our investment in AIC for the year ended December 31, 2019.
Note 7. Concentration
Tenant and Credit Concentration
We define annualized rental income as the annualized contractual base rents from our tenants pursuant to our lease agreements as of the measurement date, plus straight line rent adjustments and estimated recurring expense reimbursements to be paid to us, and excluding lease value amortization. As of December 31, 2021, the U.S. government, 11 state governments and four other government tenants combined were responsible for approximately 28.9% of our annualized rental income. As of December 31, 2020 and 2019, the U.S government, 11 state governments and two other government tenants combined were responsible for approximately 35.3% and 35.5% of our annualized rental income, respectively. The U.S. government is our largest tenant by annualized rental income and represented approximately 19.5%, 25.2% and 25.0% of our annualized rental income as of December 31, 2021, 2020 and 2019, respectively.
Geographic Concentration
At December 31, 2021, our 178 wholly owned properties were located in 33 states and the District of Columbia. Properties located in Virginia, California, the District of Columbia, Illinois and Georgia were responsible for approximately 12.4%, 10.5%, 9.8%, 9.2%, and 8.2% of our annualized rental income as of December 31, 2021, respectively.

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
Note 8. Indebtedness
At December 31, 2021 and 2020, our outstanding indebtedness consisted of the following:

	December 31,
	2021	2020
Revolving credit facility, due in 2023	$—	$—
Senior unsecured notes, 4.15% interest rate, due in 2022 (1)	—	300,000
Senior unsecured notes, 4.00% interest rate, due in 2022	300,000	300,000
Senior unsecured notes, 4.25% interest rate, due in 2024	350,000	350,000
Senior unsecured notes, 4.50% interest rate, due in 2025	650,000	650,000
Senior unsecured notes, 2.650% interest rate, due in 2026 (2)	300,000	—
Senior unsecured notes, 2.400% interest rate, due in 2027 (3)	350,000	—
Senior unsecured notes, 3.450% interest rate, due in 2031 (4)	400,000	—
Senior unsecured notes, 5.875% interest rate, due in 2046 (5)	—	310,000
Senior unsecured notes, 6.375% interest rate, due in 2050	162,000	162,000
Mortgage note payable, 8.150% interest rate, due in 2021 (6)	—	350
Mortgage note payable, 4.220% interest rate, due in 2022 (7)	25,055	25,804
Mortgage note payable, 3.550% interest rate, due in 2023 (8)	—	71,000
Mortgage note payable, 3.700% interest rate, due in 2023	50,000	50,000
Mortgage note payable, 4.800% interest rate, due in 2023	23,246	23,688
	2,610,301	2,242,842
Unamortized debt premiums, discounts and issuance costs	(32,351)	(39,871)
	$2,577,950	$2,202,971
(1)These senior notes were redeemed in September 2021.
(2)These senior notes were issued in May 2021.
(3)These senior notes were issued in August 2021.
(4)These senior notes were issued in September 2021.
(5)These senior notes were redeemed in June 2021.
(6)This mortgage note was paid in full as of its maturity date.
(7)In February 2022, we gave notice of our intention to prepay this mortgage note at par plus accrued interest. We expect to make this prepayment in April 2022.
(8)This mortgage note was prepaid in June 2021.
Our $750,000 revolving credit facility is governed by a credit agreement, or our credit agreement, with a syndicate of institutional lenders that includes a feature under which the maximum aggregate borrowing availability may be increased to up to $1,950,000 in certain circumstances.
Our $750,000 revolving credit facility is available for general business purposes, including acquisitions. The maturity date of our revolving credit facility is January 31, 2023 and, subject to our payment of an extension fee and meeting certain other conditions, we have the option to extend the stated maturity date of our revolving credit facility by two additional six month periods. We can borrow, repay and reborrow funds available under our revolving credit facility until maturity and no principal repayment is due until maturity. We are required to pay interest at a rate of LIBOR plus a premium, which was 110 basis points per annum at December 31, 2021, on the amount outstanding under our revolving credit facility. We also pay a facility fee on the total amount of lending commitments under our revolving credit facility, which was 25 basis points per annum at December 31, 2021. Both the interest rate premium and facility fee are subject to adjustment based upon changes to our credit ratings. As of December 31, 2021 and 2020, the annual interest rate payable on borrowings under our revolving credit facility was 1.2%. The weighted average annual interest rate for borrowings under our revolving credit facility was 1.2%, 2.0% and 3.3%, for the years ended December 31, 2021, 2020 and 2019, respectively. As of December 31, 2021 and February 15, 2022, we had no amounts outstanding under our revolving credit facility and $750,000 available for borrowing.
Our credit agreement and senior unsecured notes indentures and their supplements provide for acceleration of payment of all amounts due thereunder upon the occurrence and continuation of certain events of default, such as, in the case of our credit agreement, a change of control of us, which includes RMR LLC ceasing to act as our business and property manager.  Our

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
credit agreement and senior unsecured notes indentures and their supplements also contain covenants, including covenants that restrict our ability to incur debts, require us to comply with certain financial covenants and, in the case of our credit agreement, restrict our ability to make distributions under certain circumstances. We believe we were in compliance with the terms and conditions of the respective covenants under our credit agreement and senior unsecured notes indentures and their supplements at December 31, 2021.
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
In August 2021, we issued $350,000 of 2.400% senior unsecured notes due 2027 in an underwritten public offering, raising net proceeds of $346,607, after deducting underwriters’ discounts and offering expenses. These notes require semi-annual payments of interest only through maturity on February 1, 2027 and may be repaid at par plus accrued and unpaid interest on or after January 1, 2027.
In September 2021, we issued $400,000 of 3.450% senior unsecured notes due 2031 in an underwritten public offering, raising net proceeds of $395,632, after deducting underwriters’ discounts and offering expenses. These notes require semi-annual payments of interest only through maturity on October 15, 2031 and may be repaid at par plus accrued and unpaid interest on or after July 15, 2031.
Senior Unsecured Note Redemptions
In June 2021, we redeemed, at par plus accrued interest, all $310,000 of our 5.875% senior unsecured notes due 2046. As a result of this redemption, we recognized a loss on early extinguishment of debt of $8,581 during the year ended December 31, 2021, from the write off of unamortized debt issuance costs.
In September 2021, we redeemed, at a premium plus accrued interest, all $300,000 of our 4.15% senior unsecured notes due 2022. As a result of this redemption, we recognized a loss on early extinguishment of debt of $2,274 during the year ended December 31, 2021, from a prepayment penalty and the write off of unamortized discounts.
Mortgage Note Repayment
In June 2021, we prepaid, at a premium plus accrued interest, a mortgage note secured by three properties with an outstanding principal balance of $71,000, an annual interest rate of 3.55% and a maturity date in May 2023. As a result of the prepayment of this mortgage note, we recognized a loss on early extinguishment of debt of $3,213 during the year ended December 31, 2021, from a prepayment penalty and the write off of unamortized discounts.
At December 31, 2021, three of our properties with an aggregate net book value of $188,130 were encumbered by mortgage notes with an aggregate principal amount of $98,301. Our mortgage notes are non-recourse, subject to certain limited exceptions and do not contain any material financial covenants.
None of our unsecured debt obligations require sinking fund payments prior to their maturity dates.

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
The required principal payments due during the next five years and thereafter under all our outstanding consolidated debt as of December 31, 2021 are as follows:

Year	Principal Payment
2022 (1)	$325,517
2023	72,784
2024	350,000
2025	650,000
2026	300,000
Thereafter	912,000
Total	$2,610,301	(2)
(1)In February 2022, we gave notice of our intention to prepay, at par plus accrued interest, a mortgage note secured by one property with an outstanding principal balance of $25,055 at December 31, 2021, an annual interest rate of 4.22% and a maturity date in July 2022.
(2)Total consolidated debt outstanding as of December 31, 2021, net of unamortized premiums, discounts and issuance costs totaling $32,351, was $2,577,950.

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
Note 9. Fair Value of Assets and Liabilities
The following table presents certain of our assets measured at fair value at December 31, 2021, categorized by the level of inputs, as defined in the fair value hierarchy under GAAP, used in the valuation of each asset:

		Fair Value at Reporting Date Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Non-recurring Fair Value Measurements Assets
Assets of properties held for sale (1)	$10,600	$—	$10,600	$—
(1)We recorded impairment charges of $6,991 to reduce the carrying value of two properties that are classified as held for sale in our consolidated balance sheet to their estimated fair value, less estimated costs to sell of $555, based on negotiated sales prices with third party buyers (Level 2 inputs as defined in the fair value hierarchy under GAAP). See Note 3 for more information.
In addition to the assets described in the table above, our financial instruments include our cash and cash equivalents, restricted cash, rents receivable, accounts payable, a revolving credit facility, senior unsecured notes, mortgage notes payable, amounts due to related persons, other accrued expenses and security deposits. At December 31, 2021 and 2020, the fair values of our financial instruments approximated their carrying values in our consolidated financial statements, due to their short term nature or floating interest rates, except as follows:

	As of December 31, 2021		As of December 31, 2020
Financial Instrument	Carrying Value (1)	Fair Value	Carrying Value (1)	Fair Value
Senior unsecured notes, 4.15% interest rate, due in 2022 (2)	$—	$—	$298,853	$306,192
Senior unsecured notes, 4.00% interest rate, due in 2022	299,500	304,148	298,579	306,756
Senior unsecured notes, 4.25% interest rate, due in 2024	344,581	365,449	342,299	365,435
Senior unsecured notes, 4.50% interest rate, due in 2025	639,370	687,749	635,921	688,399
Senior unsecured notes, 2.650% interest rate, due in 2026 (3)	297,213	298,502	—	—
Senior unsecured notes, 2.400% interest rate, due in 2027 (4)	346,845	339,764	—	—
Senior unsecured notes, 3.450% interest rate, due in 2031 (5)	395,744	388,458	—	—
Senior unsecured notes, 5.875% interest rate, due in 2046 (6)	—	—	301,264	322,028
Senior unsecured notes, 6.375% interest rate, due in 2050	156,519	177,098	156,326	171,590
Mortgage notes payable	98,178	100,294	169,729	174,952
Total	$2,577,950	$2,661,462	$2,202,971	$2,335,352
(1)Includes unamortized debt premiums, discounts and issuance costs totaling $32,351 and $39,871 as of December 31, 2021 and 2020, respectively.
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

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
Note 10. Shareholders’ Equity
Share Awards
We have common shares available for issuance under the terms of our Amended and Restated 2009 Incentive Share Award Plan, or the 2009 Plan. During the years ended December 31, 2021, 2020 and 2019, we awarded to our officers and other employees of RMR LLC annual share awards of 117,800, 108,600 and 103,100 of our common shares, respectively, valued at $2,994, $2,502 and $3,080, in aggregate, respectively. We also awarded each of our then eight Trustees 3,500 of our common shares in each of 2021 and 2020, and 3,000 of our common shares in 2019 as part of their annual compensation. These awards had aggregate values of $837 ($105 per Trustee), $745 ($93 per Trustee) and $575 ($72 per Trustee) in 2021, 2020 and 2019, respectively. In addition, we awarded 3,000 of our common shares, with a value of $270 ($90 per Trustee) in connection with the election of three of our Trustees in 2019. The values of the share awards were based upon the closing price of our common shares trading on Nasdaq on the date of grant. The common shares awarded to our Trustees vested immediately. The common shares awarded to our officers and certain other employees of RMR LLC vest in five equal annual installments beginning on the date of award. We recognize share forfeitures as they occur. We include the value of awarded shares in general and administrative expenses ratably over the vesting period.
A summary of shares awarded, forfeited, vested and unvested under the terms of the 2009 Plan for the years ended December 31, 2021, 2020 and 2019, is as follows:

	2021		2020		2019
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of year	157,521	$29.26	106,680	$40.16	55,321	$73.25
Awarded	145,800	$26.28	136,600	$23.77	136,100	$28.84
Forfeited	(700)	$25.97	(586)	$43.75	(1,474)	$49.10
Vested	(120,397)	$30.24	(85,173)	$34.02	(83,267)	$27.78
Unvested at end of year	182,224	$26.23	157,521	$29.26	106,680	$40.16
The 182,224 unvested shares as of December 31, 2021 are scheduled to vest as follows: 60,184 shares in 2022, 56,900 shares in 2023, 41,580 shares in 2024 and 23,560 shares in 2025. As of December 31, 2021, the estimated future compensation expense for the unvested shares was $4,279. The weighted average period over which the compensation expense will be recorded is approximately 23 months. During the years ended December 31, 2021, 2020 and 2019, we recorded $2,868, $3,315 and $3,088, respectively, of compensation expense related to the 2009 Plan. At December 31, 2021, 987,610 of our common shares remained available for issuance under the 2009 Plan.
Share Purchases
During the years ended December 31, 2021, 2020 and 2019, we purchased 37,801, 19,589 and 15,588 of our common shares, respectively, valued at weighted average share prices of $26.55, $22.15 and $29.76 per common share, respectively, from certain of our current and former Trustees and officers and certain current and former officers and employees of RMR LLC in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of our common shares.
Distributions
During the years ended December 31, 2021, 2020 and 2019, we paid distributions on our common shares as follows:

	Annual Per Share Distribution	Total Distributions	Characterization of Distributions
Year			Return of Capital	Ordinary Income	Qualified Dividend
2021	$2.20	$106,368	—%	100.00%	—%
2020	$2.20	$106,121	—%	100.00%	—%
2019	$2.20	$105,868	—%	100.00%	—%
On January 13, 2022, we declared a distribution payable to common shareholders of record on January 24, 2022 in the amount of $0.55 per share, or approximately $26,600. We expect to pay this distribution on or about February 17, 2022.

OFFICE PROPERTIES INCOME TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2021
(dollars in thousands)

				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Cost amount carried at Close of Period
Property	Location	Number of Properties	Encumbrances (1)	Land	Buildings and Equipment		Impairments/ Writedowns	Land	Buildings and Equipment	Total (2)	Accumulated Depreciation (3)	Date(s) Acquired	Original Construction Date(s)
Inverness Center	Birmingham, AL	3	$—	$5,907	$12,098	$1,590	$(7,717)	$3,823	$8,055	$11,878	$—	12/31/2018	1984
445 Jan Davis Drive	Huntsville, AL	1	—	1,501	1,492	—	—	1,501	1,492	2,993	(120)	12/31/2018	2007
131 Clayton Street	Montgomery, AL	1	—	920	9,084	241	—	920	9,325	10,245	(2,438)	6/22/2011	2007
4344 Carmichael Road	Montgomery, AL	1	—	1,374	11,658	562	—	1,374	12,220	13,594	(2,424)	12/17/2013	2009
15451 North 28th Avenue	Phoenix, AZ	1	—	1,917	7,416	752	—	1,917	8,168	10,085	(1,518)	9/10/2014	1996
16001 North 28th Avenue	Phoenix, AZ	1	—	3,355	412	1,123	—	3,355	1,535	4,890	(145)	12/31/2018	1998
711 S 14th Avenue	Safford, AZ	1	—	460	11,708	884	(4,440)	364	8,248	8,612	(1,058)	6/16/2010	1992
Regents Center	Tempe, AZ	2	—	4,121	3,042	293	—	4,121	3,335	7,456	(480)	12/31/2018	1988
Campbell Place	Carlsbad, CA	2	—	5,769	3,871	7,481	—	5,769	11,352	17,121	(1,476)	12/31/2018	2007
Folsom Corporate Center	Folsom, CA	1	—	2,904	5,583	568	—	2,904	6,151	9,055	(585)	12/31/2018	2008
Bayside Technology Park	Fremont, CA	1	—	10,784	648	87	—	10,784	735	11,519	(75)	12/31/2018	1990
10949 N. Mather Boulevard	Rancho Cordova, CA	1	—	562	16,923	992	—	562	17,915	18,477	(3,658)	10/30/2013	2012
11020 Sun Center Drive	Rancho Cordova, CA	1	—	1,466	8,797	1,409	—	1,466	10,206	11,672	(1,486)	12/20/2016	1983
100 Redwood Shores Parkway	Redwood City, CA	1	—	14,454	7,721	—	—	14,454	7,721	22,175	(643)	12/31/2018	1993
3875 Atherton Road	Rocklin, CA	1	—	177	853	9	—	177	862	1,039	(71)	12/31/2018	1991
801 K Street	Sacramento, CA	1	—	4,688	61,994	7,078	—	4,688	69,072	73,760	(10,724)	1/29/2016	1989
9815 Goethe Road	Sacramento, CA	1	—	1,450	9,465	1,494	—	1,450	10,959	12,409	(2,821)	9/14/2011	1992
Capitol Place	Sacramento, CA	1	—	2,290	35,891	8,399	—	2,290	44,290	46,580	(12,964)	12/17/2009	1988
4560 Viewridge Road	San Diego, CA	1	—	4,269	18,316	5,135	—	4,347	23,373	27,720	(13,088)	3/31/1997	1996
2115 O’Nel Drive	San Jose, CA	1	—	12,305	5,062	218	—	12,305	5,280	17,585	(421)	12/31/2018	1984
North First Street	San Jose, CA	1	—	8,311	4,003	411	—	8,311	4,414	12,725	(417)	12/31/2018	1984
Rio Robles Drive	San Jose, CA	3	—	23,687	13,698	3,196	—	23,687	16,894	40,581	(1,611)	12/31/2018	1984
2450 and 2500 Walsh Avenue	Santa Clara, CA	2	—	13,374	16,651	161	—	13,374	16,812	30,186	(1,401)	12/31/2018	1982
3250 and 3260 Jay Street	Santa Clara, CA	2	—	19,899	14,051	—	—	19,899	14,051	33,950	(1,168)	12/31/2018	1982
603 San Juan Avenue	Stockton, CA	1	—	563	5,470	49	—	563	5,519	6,082	(1,288)	7/20/2012	2012
350 West Java Drive	Sunnyvale, CA	1	—	24,609	462	322	—	24,609	784	25,393	(48)	12/31/2018	1984
7958 South Chester Street	Centennial, CO	1	—	6,682	7,153	812	—	6,682	7,965	14,647	(651)	12/31/2018	2000
350 Spectrum Loop	Colorado Springs, CO	1	—	3,650	7,732	503	—	3,650	8,235	11,885	(665)	12/31/2018	2000
333 Inverness Drive South	Englewood, CO	1	—	5,711	4,543	63	—	5,711	4,606	10,317	(408)	12/31/2018	1998

OFFICE PROPERTIES INCOME TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2021
(dollars in thousands)

				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Cost amount carried at Close of Period
Property	Location	Number of Properties	Encumbrances (1)	Land	Buildings and Equipment		Impairments/ Writedowns	Land	Buildings and Equipment	Total (2)	Accumulated Depreciation (3)	Date(s) Acquired	Original Construction Date(s)
12795 West Alameda Parkway	Lakewood, CO	1	—	2,640	23,777	1,441	—	2,640	25,218	27,858	(7,510)	1/15/2010	1988
Corporate Center	Lakewood, CO	3	—	2,887	27,537	4,101	—	2,887	31,638	34,525	(15,258)	10/11/2002	1980
11 Dupont Circle, NW	Washington, DC	1	—	28,255	44,743	15,108	—	28,255	59,851	88,106	(7,197)	10/2/2017	1974
1211 Connecticut Avenue, NW	Washington, DC	1	25,059	30,388	24,667	3,268	—	30,388	27,935	58,323	(3,633)	10/2/2017	1967
1401 K Street, NW	Washington, DC	1	23,408	29,215	34,656	6,214	—	29,215	40,870	70,085	(6,005)	10/2/2017	1929
20 Massachusetts Avenue	Washington, DC	1	—	12,009	51,527	72,633	—	12,230	123,939	136,169	(40,667)	3/31/1997	1996
440 First Street, NW	Washington, DC	1	—	27,903	38,624	2,233	—	27,903	40,857	68,760	(4,520)	10/2/2017	1982
625 Indiana Avenue	Washington, DC	1	—	26,000	25,955	9,818	—	26,000	35,773	61,773	(9,746)	8/17/2010	1989
840 First Street, NE	Washington, DC	1	—	42,727	73,278	3,546	—	42,727	76,824	119,551	(8,758)	10/2/2017	2003
10350 NW 112th Avenue	Miami, FL	1	—	4,798	2,757	1,014	—	4,798	3,771	8,569	(252)	12/31/2018	2002
7850 Southwest 6th Court	Plantation, FL	1	—	4,800	30,592	491	—	4,800	31,083	35,883	(8,231)	5/12/2011	1999
8900 Grand Oak Circle	Tampa, FL	1	—	1,100	11,773	1,134	—	1,100	12,907	14,007	(3,451)	10/15/2010	1994
180 Ted Turner Drive SW	Atlanta, GA	1	—	5,717	20,017	632	—	5,717	20,649	26,366	(4,824)	7/25/2012	2007
1224 Hammond Drive	Atlanta, GA	1	—	13,040	135,459	6,549	—	13,040	142,008	155,048	(2,171)	6/25/2021	2020
Corporate Square	Atlanta, GA	5	—	3,996	29,762	28,004	—	3,996	57,766	61,762	(18,642)	7/16/2004	1967
Executive Park	Atlanta, GA	1	—	1,521	11,826	4,123	—	1,521	15,949	17,470	(7,759)	7/16/2004	1972
One Georgia Center	Atlanta, GA	1	—	10,250	27,933	16,756	—	10,250	44,689	54,939	(9,744)	9/30/2011	1968
One Primerica Parkway	Duluth, GA	1	—	6,927	22,951	—	—	6,927	22,951	29,878	(1,908)	12/31/2018	2013
4712 Southpark Boulevard	Ellenwood, GA	1	—	1,390	19,635	118	—	1,390	19,753	21,143	(4,651)	7/25/2012	2005
91-209 Kuhela Street	Kapolei, HI	1	—	1,998	—	3	—	1,992	9	2,001	—	12/31/2018	Land
8305 NW 62nd Avenue	Johnston, IA	1	—	2,649	7,997	—	—	2,649	7,997	10,646	(665)	12/31/2018	2011
1185, 1249 & 1387 S. Vinnell Way	Boise, ID	3	—	3,390	29,026	1,016	—	3,390	30,042	33,432	(7,019)	9/11/2012	1996; 1997; 2002
2020 S. Arlington Heights	Arlington Heights, IL	1	—	1,450	13,588	1,672	—	1,450	15,260	16,710	(4,204)	12/29/2009	1988
400 South Jefferson Street	Chicago, IL	1	49,711	19,379	20,115	779	—	19,379	20,894	40,273	(1,744)	12/31/2018	1947
1000 W. Fulton	Chicago, IL	1	—	42,935	258,348	50	—	42,935	258,398	301,333	(4,473)	6/24/2021	2015
HUB 1415	Naperville, IL	1	—	12,333	20,586	12,056	—	12,333	32,642	44,975	(2,681)	12/31/2018	2001
440 North Fairway Drive	Vernon Hills, IL	1	—	4,465	441	—	—	4,465	441	4,906	(38)	12/31/2018	1992
7601 and 7635 Interactive Way	Indianapolis, IN	2	—	3,337	14,522	34	—	3,337	14,556	17,893	(1,136)	12/31/2018	2003

OFFICE PROPERTIES INCOME TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2021
(dollars in thousands)

				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Cost amount carried at Close of Period
Property	Location	Number of Properties	Encumbrances (1)	Land	Buildings and Equipment		Impairments/ Writedowns	Land	Buildings and Equipment	Total (2)	Accumulated Depreciation (3)	Date(s) Acquired	Original Construction Date(s)
Intech Park	Indianapolis, IN	3	—	4,170	69,759	9,542	—	4,170	79,301	83,471	(20,726)	10/14/2011	2000; 2001; 2008
The Atrium at Circleport II	Erlanger, KY	1	—	1,796	1,933	578	—	1,796	2,511	4,307	(287)	12/31/2018	1999
7125 Industrial Road	Florence, KY	1	—	1,698	11,722	293	—	1,698	12,015	13,713	(2,711)	12/31/2012	1980
251 Causeway Street	Boston, MA	3	—	26,851	36,756	3,665	—	26,851	40,421	67,272	(6,205)	8/17/2010; 8/3/2021	1987
The Connect	Chelmsford, MA	2	—	4,700	—	8,256	—	4,700	8,256	12,956	(496)	12/31/2018	1984
75 Pleasant Street	Malden, MA	1	—	1,050	31,086	877	—	1,050	31,963	33,013	(9,349)	5/24/2010	2008
25 Newport Avenue	Quincy, MA	1	—	2,700	9,199	1,593	—	2,700	10,792	13,492	(2,823)	2/16/2011	1985
314 Littleton Road	Westford, MA	1	—	5,691	8,487	47	—	5,691	8,534	14,225	(717)	12/31/2018	2007
Annapolis Commerce Center	Annapolis, MD	2	—	4,057	7,665	4,599	—	4,057	12,264	16,321	(1,121)	10/2/2017	1989
4201 Patterson Avenue	Baltimore, MD	1	—	901	8,097	4,134	(85)	893	12,154	13,047	(6,291)	10/15/1998	1989
7001 Columbia Gateway Drive	Columbia, MD	1	—	5,642	10,352	399	—	5,642	10,751	16,393	(939)	12/31/2018	2008
Hillside Center	Columbia, MD	2	—	3,437	4,228	934	—	3,437	5,162	8,599	(643)	10/2/2017	2001
TenThreeTwenty	Columbia, MD	1	—	3,126	16,361	1,932	—	3,126	18,293	21,419	(2,370)	10/2/2017	1982
3300 75th Avenue	Landover, MD	1	—	4,110	36,371	3,140	—	4,110	39,511	43,621	(11,474)	2/26/2010	1985
Redland 520/530	Rockville, MD	3	—	12,714	61,377	4,267	—	12,714	65,644	78,358	(7,105)	10/2/2017	2008
Redland 540	Rockville, MD	1	—	10,740	17,714	6,113	—	10,740	23,827	34,567	(4,390)	10/2/2017	2003
Rutherford Business Park	Windsor Mill, MD	1	—	1,598	10,219	545	—	1,598	10,764	12,362	(2,438)	11/16/2012	1972
3550 Green Court	Ann Arbor, MI	1	—	3,630	4,857	—	—	3,630	4,857	8,487	(429)	12/31/2018	1998
11411 E. Jefferson Avenue	Detroit, MI	1	—	630	18,002	567	—	630	18,569	19,199	(5,358)	4/23/2010	2009
Rosedale Corporate Plaza	Roseville, MN	1	—	672	6,045	1,547	—	672	7,592	8,264	(4,338)	12/1/1999	1987
1300 Summit Street	Kansas City, MO	1	—	2,776	12,070	900	—	2,776	12,970	15,746	(2,978)	9/27/2012	1998
2555 Grand Boulevard	Kansas City, MO	1	—	4,209	51,522	4,402	—	4,209	55,924	60,133	(4,550)	12/31/2018	2003
4241 NE 34th Street	Kansas City, MO	1	—	1,133	5,649	4,705	—	1,470	10,017	11,487	(4,995)	3/31/1997	1995
1220 Echelon Parkway	Jackson, MS	1	—	440	25,458	529	—	440	25,987	26,427	(6,103)	7/25/2012	2009
2300 and 2400 Yorkmont Road	Charlotte, NC	2	—	1,334	19,075	2,509	—	1,334	21,584	22,918	(1,966)	12/31/2018	1995
18010 and 18020 Burt Street	Omaha, NE	2	—	6,977	12,500	—	—	6,977	12,500	19,477	(1,039)	12/31/2018	2012
500 Charles Ewing Boulevard	Ewing, NJ	1	—	4,808	26,002	—	—	4,808	26,002	30,810	(2,162)	12/31/2018	2012
299 Jefferson Road	Parsippany, NJ	1	—	4,543	2,914	865	—	4,543	3,779	8,322	(386)	12/31/2018	2011

OFFICE PROPERTIES INCOME TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2021
(dollars in thousands)

				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Cost amount carried at Close of Period
Property	Location	Number of Properties	Encumbrances (1)	Land	Buildings and Equipment		Impairments/ Writedowns	Land	Buildings and Equipment	Total (2)	Accumulated Depreciation (3)	Date(s) Acquired	Original Construction Date(s)
One Jefferson Road	Parsippany, NJ	1	—	4,415	5,249	63	—	4,415	5,312	9,727	(439)	12/31/2018	2009
Airline Corporate Center	Colonie, NY	1	—	790	6,400	1,141	—	790	7,541	8,331	(1,652)	6/22/2012	2004
5000 Corporate Court	Holtsville, NY	1	—	6,530	17,711	4,330	—	6,530	22,041	28,571	(5,956)	8/31/2011	2000
1212 Pittsford - Victor Road	Pittsford, NY	1	—	608	78	538	—	608	616	1,224	(67)	12/31/2018	1965
2231 Schrock Road	Columbus, OH	1	—	716	217	283	—	716	500	1,216	(63)	12/31/2018	1999
4600 25th Avenue	Salem, OR	1	—	6,510	17,973	6,355	—	6,510	24,328	30,838	(5,918)	12/20/2011	1957
8800 Tinicum Boulevard	Philadelphia, PA	1	—	5,573	22,686	2,396	—	5,573	25,082	30,655	(1,976)	12/31/2018	2000
446 Wrenplace Road	Fort Mill, SC	1	—	5,031	22,524	—	—	5,031	22,524	27,555	(577)	12/22/2020	2019
9680 Old Bailes Road	Fort Mill, SC	1	—	834	2,944	53	—	834	2,997	3,831	(247)	12/31/2018	2007
16001 North Dallas Parkway	Addison, TX	2	—	10,282	63,071	945	—	10,282	64,016	74,298	(5,636)	12/31/2018	1987
Research Park	Austin, TX	2	—	4,258	13,747	247	—	4,258	13,994	18,252	(2,103)	12/31/2018	1999
10451 Clay Road	Houston, TX	1	—	5,495	10,253	—	—	5,495	10,253	15,748	(854)	12/31/2018	2013
202 North Castlegory Road	Houston, TX	1	—	863	5,024	—	—	863	5,024	5,887	(393)	12/31/2018	2016
6380 Rogerdale Road	Houston, TX	1	—	12,628	6,113	1,092	—	12,628	7,205	19,833	(550)	12/31/2018	2006
4221 W. John Carpenter Freeway	Irving, TX	1	—	1,413	2,365	1,843	—	1,413	4,208	5,621	(736)	12/31/2018	1995
8675,8701-8711 Freeport Pkwy and 8901 Esters Boulevard	Irving, TX	3	—	10,185	31,566	68	—	10,185	31,634	41,819	(2,625)	12/31/2018	1990
1511 East Common Street	New Braunfels, TX	1	—	4,965	1,266	222	—	4,965	1,488	6,453	(124)	12/31/2018	2005
2900 West Plano Parkway	Plano, TX	1	—	6,819	8,831	—	—	6,819	8,831	15,650	(734)	12/31/2018	1998
3400 West Plano Parkway	Plano, TX	1	—	4,543	15,964	321	—	4,543	16,285	20,828	(1,369)	12/31/2018	1994
3600 Wiseman Boulevard	San Antonio, TX	1	—	3,493	6,662	3,300	—	3,493	9,962	13,455	(1,129)	12/31/2018	2004
701 Clay Road	Waco, TX	1	—	2,030	8,708	14,327	—	2,060	23,005	25,065	(7,173)	12/23/1997	1997
1800 Novell Place	Provo, UT	1	—	7,487	43,487	124	—	7,487	43,611	51,098	(3,906)	12/31/2018	2000
4885-4931 North 300 West	Provo, UT	2	—	3,915	9,429	21	—	3,915	9,450	13,365	(834)	12/31/2018	2009
14660, 14672 & 14668 Lee Road	Chantilly, VA	3	—	6,966	74,214	6,172	—	6,966	80,386	87,352	(10,355)	12/22/2016	1998; 2002; 2006
1434 Crossways	Chesapeake, VA	2	—	3,617	19,527	2,673	—	3,617	22,200	25,817	(2,680)	10/2/2017	1998
Enterchange at Meadowville	Chester, VA	1	—	1,478	9,594	424	—	1,478	10,018	11,496	(2,077)	8/28/2013	1999
Three Flint Hill	Fairfax, VA	1	—	5,991	25,536	3,118	—	5,991	28,654	34,645	(4,356)	10/2/2017	1984
7987 Ashton Avenue	Manassas, VA	1	—	1,562	8,253	1,059	—	1,562	9,312	10,874	(1,311)	1/3/2017	1989
Two Commercial Place	Norfolk, VA	1	—	4,494	21,508	575	—	4,494	22,083	26,577	(1,744)	12/31/2018	1974

OFFICE PROPERTIES INCOME TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2021
(dollars in thousands)

				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Cost amount carried at Close of Period
Property	Location	Number of Properties	Encumbrances (1)	Land	Buildings and Equipment		Impairments/ Writedowns	Land	Buildings and Equipment	Total (2)	Accumulated Depreciation (3)	Date(s) Acquired	Original Construction Date(s)
1759 & 1760 Business Center Drive	Reston, VA	2	—	9,066	78,658	7,007	—	9,066	85,665	94,731	(15,947)	5/28/2014	1987
1775 Wiehle Avenue	Reston, VA	1	—	4,138	26,120	2,000	—	4,138	28,120	32,258	(3,312)	10/2/2017	2001
9201 Forest Hill Avenue	Richmond, VA	1	—	1,344	375	466	—	1,344	841	2,185	(100)	12/31/2018	1985
9960 Mayland Drive	Richmond, VA	1	—	2,614	15,930	3,392	—	2,614	19,322	21,936	(3,720)	5/20/2014	1994
Parham Place	Richmond, VA	3	—	913	1,099	563	—	913	1,662	2,575	(132)	12/31/2018	1989; 2012
1751 Blue Hills Drive	Roanoke, VA	1	—	2,689	7,761	—	—	2,689	7,761	10,450	(645)	12/31/2018	2003
Atlantic Corporate Park	Sterling, VA	2	—	5,752	29,316	2,713	—	5,752	32,029	37,781	(3,499)	10/2/2017	2008
Orbital Sciences Campus	Sterling, VA	3	—	12,275	19,320	780	—	12,275	20,100	32,375	(1,754)	12/31/2018	2001
Sterling Business Park Lots 8 and 9	Sterling, VA	1	—	5,871	44,324	103	—	5,871	44,427	50,298	(4,714)	10/2/2017	2016
65 Bowdoin Street	S. Burlington, VT	1	—	700	8,416	140	—	700	8,556	9,256	(2,524)	4/9/2010	2009
840 North Broadway	Everett, WA	2	—	3,360	15,376	3,228	—	3,360	18,604	21,964	(4,189)	6/28/2012	1985
Stevens Center	Richland, WA	2	—	3,970	17,035	5,594	—	4,042	22,557	26,599	(12,408)	3/31/1997	1995
351, 401, 501 Elliott Ave West	Seattle, WA	3	—	26,640	52,740	5,782	—	26,640	58,522	85,162	(4,705)	12/31/2018	2000
5353 Yellowstone Road	Cheyenne, WY	1	—	1,915	8,217	1,882	—	1,950	10,064	12,014	(5,551)	3/31/1997	1995
		174	$98,178	$875,529	$2,658,896	$388,903	$(12,242)	$874,108	$3,036,978	$3,911,086	$(495,912)
Properties Held for Sale
2115 East Jefferson Street (4)	Rockville, MD	1	—	3,349	11,152	592	(8,646)	1,678	4,769	6,447	—	8/27/2013	1981
Greenbrier Towers (5)	Chesapeake, VA	2	—	3,437	11,241	3,067	—	3,437	14,308	17,745	(2,354)	10/2/2017	1985
11050 West Liberty Drive	Milwaukee, WI	1	—	945	4,539	103	(1,989)	781	2,817	3,598	—	6/9/2011	2006
		4	—	7,731	26,932	3,762	(10,635)	5,896	21,894	27,790	(2,354)
		178	$98,178	$883,260	$2,685,828	$392,665	$(22,877)	$880,004	$3,058,872	$3,938,876	$(498,266)
(1) Represents mortgage debt, net of the unamortized balance of the fair value adjustments and debt issuance costs totaling $123.
(2) Excludes the value of real estate intangibles. Aggregate cost for federal income tax purposes is approximately $7,358,924.
(3) Depreciation on building and improvements is provided for periods ranging up to 40 years and on equipment up to 12 years.
(4) This property was sold in January 2022.
(5) These properties were sold in February 2022.

OFFICE PROPERTIES INCOME TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2021
(dollars in thousands)

An analysis of the carrying amount of real estate properties and accumulated depreciation is as follows:

	Real Estate Properties	Accumulated Depreciation
Balance at December 31, 2018	$3,944,636	$375,147
Additions	66,221	89,398
Loss on asset impairment	(22,255)	—
Disposals	(424,302)	(64,167)
Cost basis adjustment (1)	(9,169)	(9,169)
Reclassification of assets of properties held for sale	(61,900)	(3,553)
Balance at December 31, 2019	3,493,231	387,656
Additions	122,116	83,828
Loss on asset impairment	(2,954)	—
Disposals	(31,193)	(13,125)
Cost basis adjustment (1)	(3,968)	(3,968)
Reclassification of assets of properties held for sale	(55,089)	(2,477)
Balance at December 31, 2020	3,522,143	451,914
Additions	584,805	92,266
Loss on asset impairment	(58,696)	—
Disposals	(72,137)	(8,675)
Cost basis adjustment (1)	(37,239)	(37,239)
Reclassification of assets of properties held for sale	(27,790)	(2,354)
Balance at December 31, 2021	$3,911,086	$495,912
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

Dated: February 16, 2022
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Christopher J. Bilotto	President and Chief Operating Officer	February 16, 2022
Christopher J. Bilotto

/s/ Matthew C. Brown	Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)	February 16, 2022
Matthew C. Brown

/s/ Jennifer B. Clark	Managing Trustee	February 16, 2022
Jennifer B. Clark

/s/ Adam D. Portnoy	Managing Trustee	February 16, 2022
Adam D. Portnoy

/s/ Donna D. Fraiche	Independent Trustee	February 16, 2022
Donna D. Fraiche

/s/ Barbara D. Gilmore	Independent Trustee	February 16, 2022
Barbara D. Gilmore

/s/ John L. Harrington	Independent Trustee	February 16, 2022
John L. Harrington

/s/ William A. Lamkin	Independent Trustee	February 16, 2022
William A. Lamkin

/s/ Elena Poptodorova	Independent Trustee	February 16, 2022
Elena Poptodorova

/s/ Jeffrey P. Somers	Independent Trustee	February 16, 2022
Jeffrey P. Somers