Form 10-Q
period 2022-03-31
OFFICE PROPERTIES INCOME TRUST
filed 2022-04-28
CIK 1456772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Number of registrant’s common shares of beneficial interest, $.01 par value per share, outstanding as of April 27, 2022: 48,425,000

OFFICE PROPERTIES INCOME TRUST

FORM 10-Q

March 31, 2022

References in this Quarterly Report on Form 10-Q to “the Company”, “OPI”, “we”, “us” or “our” include Office Properties Income Trust and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

PART I.    Financial Information
Item 1.    Financial Statements
OFFICE PROPERTIES INCOME TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)
(unaudited)

	March 31, 2022	December 31, 2021
ASSETS
Real estate properties:
Land	$851,356	$874,108
Buildings and improvements	3,024,610	3,036,978
Total real estate properties, gross	3,875,966	3,911,086
Accumulated depreciation	(506,098)	(495,912)
Total real estate properties, net	3,369,868	3,415,174
Assets of properties held for sale	57,115	26,598
Investments in unconsolidated joint ventures	35,011	34,838
Acquired real estate leases, net	466,317	505,629
Cash and cash equivalents	97,656	83,026
Restricted cash	1,402	1,489
Rents receivable	106,865	112,886
Deferred leasing costs, net	55,448	53,883
Other assets, net	8,011	8,160
Total assets	$4,197,693	$4,241,683

LIABILITIES AND SHAREHOLDERS’ EQUITY
Unsecured revolving credit facility	$—	$—
Senior unsecured notes, net	2,481,903	2,479,772
Mortgage notes payable, net	97,893	98,178
Liabilities of properties held for sale	626	594
Accounts payable and other liabilities	136,017	142,609
Due to related persons	7,864	6,787
Assumed real estate lease obligations, net	16,308	17,034
Total liabilities	2,740,611	2,744,974

Commitments and contingencies

Shareholders’ equity:
Common shares of beneficial interest, $0.01 par value: 200,000,000 shares authorized, 48,425,265 and 48,425,665 shares issued and outstanding, respectively	484	484
Additional paid in capital	2,617,583	2,617,169
Cumulative net income	162,308	175,715
Cumulative common distributions	(1,323,293)	(1,296,659)
Total shareholders’ equity	1,457,082	1,496,709
Total liabilities and shareholders’ equity	$4,197,693	$4,241,683

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OFFICE PROPERTIES INCOME TRUST
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(amounts in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2022	2021

Rental income	$147,354	$144,524

Expenses:
Real estate taxes	16,645	16,154
Utility expenses	6,865	6,432
Other operating expenses	27,363	25,439
Depreciation and amortization	60,469	64,087
Loss on impairment of real estate	17,047	7,660
General and administrative	5,706	11,272
Total expenses	134,095	131,044

Gain on sale of real estate	2,149	54,004
Interest and other income	1	5
Interest expense (including net amortization of debt premiums, discounts and issuance costs of $2,404 and $2,432, respectively)	(27,439)	(28,798)
Income (loss) before income tax expense and equity in net losses of investees	(12,030)	38,691
Income tax expense	(531)	(435)
Equity in net losses of investees	(846)	(396)
Net income (loss)	$(13,407)	$37,860

Weighted average common shares outstanding (basic)	48,243	48,161
Weighted average common shares outstanding (diluted)	48,243	48,196

Per common share amounts (basic and diluted):
Net income (loss)	$(0.28)	$0.78

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OFFICE PROPERTIES INCOME TRUST
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(dollars in thousands)
(unaudited)

	Number of Shares	Common Shares	Additional Paid In Capital	Cumulative Net Income	Cumulative Common Distributions	Total Shareholders’ Equity
Balance at December 31, 2021	48,425,665	$484	$2,617,169	$175,715	$(1,296,659)	$1,496,709
Share grants	—	—	415	—	—	415
Share forfeitures	(400)	—	(1)	—	—	(1)
Net loss	—	—	—	(13,407)	—	(13,407)
Distributions to common shareholders	—	—	—	—	(26,634)	(26,634)
Balance at March 31, 2022	48,425,265	$484	$2,617,583	$162,308	$(1,323,293)	$1,457,082

Balance at December 31, 2020	48,318,366	$483	$2,615,305	$183,895	$(1,190,291)	$1,609,392
Share grants	—	—	321	—	—	321
Net income	—	—	—	37,860	—	37,860
Distributions to common shareholders	—	—	—	—	(26,575)	(26,575)
Balance at March 31, 2021	48,318,366	$483	$2,615,626	$221,755	$(1,216,866)	$1,620,998
`

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OFFICE PROPERTIES INCOME TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(13,407)	$37,860
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	24,965	21,629
Net amortization of debt premiums, discounts and issuance costs	2,404	2,432
Amortization of acquired real estate leases	34,079	41,575
Amortization of deferred leasing costs	2,106	1,820
Gain on sale of real estate	(2,149)	(54,004)
Loss on impairment of real estate	17,047	7,660
Straight line rental income	(2,686)	(5,357)
Other non-cash expenses, net	142	49
Equity in net losses of investees	846	396
Change in assets and liabilities:
Rents receivable	5,184	11,320
Deferred leasing costs	(7,082)	(4,826)
Other assets	(341)	(259)
Accounts payable and other liabilities	(11,919)	(9,609)
Due to related persons	1,077	7,256
Net cash provided by operating activities	50,266	57,942

CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate improvements	(36,229)	(15,329)
Distributions in excess of earnings from unconsolidated joint ventures	51	153
Contributions to unconsolidated joint ventures	(1,070)	—
Proceeds from sale of properties, net	28,464	129,072
Net cash (used in) provided by investing activities	(8,784)	113,896

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of mortgage notes payable	(305)	(643)
Distributions to common shareholders	(26,634)	(26,575)
Net cash used in financing activities	(26,939)	(27,218)

Increase in cash, cash equivalents and restricted cash	14,543	144,620
Cash, cash equivalents and restricted cash at beginning of period	84,515	56,855
Cash, cash equivalents and restricted cash at end of period	$99,058	$201,475

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OFFICE PROPERTIES INCOME TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(dollars in thousands)
(unaudited)

	Three Months Ended March 31,
	2022	2021
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$28,630	$36,136

NON-CASH INVESTING ACTIVITIES:
Real estate improvements accrued, not paid	$25,165	$9,164
Capitalized interest	$607	$50

SUPPLEMENTAL DISCLOSURE OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows:

	As of March 31,
	2022	2021
Cash and cash equivalents	$97,656	$184,462
Restricted cash (1)	1,402	17,013
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$99,058	$201,475
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

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(unaudited)

Note 1. Basis of Presentation
The accompanying condensed consolidated financial statements of Office Properties Income Trust and its subsidiaries, or OPI, we, us or our, are unaudited. Certain information and disclosures required by U.S. generally accepted accounting principles, or GAAP, for complete financial statements have been condensed or omitted. We believe the disclosures made are adequate to make the information presented not misleading. However, the accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2021, or our 2021 Annual Report. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair statement of results for the interim period have been included. All intercompany transactions and balances with or among our consolidated subsidiaries have been eliminated. Our operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.
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
Note 2. Per Common Share Amounts
We calculate basic earnings per common share by dividing net income (loss) by the weighted average number of our common shares of beneficial interest, $.01 per share, or our common shares, outstanding during the period. We calculate diluted earnings per share using the more dilutive of the two class method or the treasury stock method. Unvested share awards and other potentially dilutive common shares, together with the related impact on earnings, are considered when calculating diluted earnings per share. The calculation of basic and diluted earnings per share is as follows:

	Three Months Ended March 31,
	2022	2021
Numerators:
Net income (loss)	$(13,407)	$37,860
Income attributable to unvested participating securities	—	(123)
Net income (loss) used in calculating earnings per share	$(13,407)	$37,737

Denominators:
Weighted average common shares outstanding - basic	48,243	48,161
Effect of dilutive securities: unvested share awards (1)	—	35
Weighted average common shares outstanding - diluted	48,243	48,196

Net income (loss) per common share - basic	$(0.28)	$0.78
Net income (loss) per common share - diluted	$(0.28)	$0.78
(1)For the three months ended March 31, 2022, 22 unvested common shares were not included in the calculation of diluted earnings per share because to do so would have been antidilutive.
Note 3. Real Estate Properties
As of March 31, 2022, our wholly owned properties were comprised of 174 properties containing approximately 22,941,000 rentable square feet, with an undepreciated carrying value of $3,937,509, including $61,543 classified as held for sale. We also had noncontrolling ownership interests of 51% and 50% in two unconsolidated joint ventures that own three properties containing approximately 444,000 rentable square feet. We generally lease space at our properties on a gross lease, modified gross lease or net lease basis pursuant to fixed term contracts expiring between 2022 and 2053. Some of our leases generally require us to pay all or some property operating expenses and to provide all or most property management

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)
(unaudited)
services. During the three months ended March 31, 2022, we entered into 21 leases for approximately 572,000 rentable square feet for a weighted (by rentable square feet) average lease term of 10.7 years and we made commitments for approximately $32,748 of leasing related costs. As of March 31, 2022, we have estimated unspent leasing related obligations of $128,009.
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
Disposition Activities
During the three months ended March 31, 2022, we sold four properties containing approximately 330,000 rentable square feet for an aggregate sales price of $29,470, excluding closing costs. The sales of these properties, as presented in the table below, do not represent significant dispositions, individually or in the aggregate, nor do they represent a strategic shift in our business. As a result, the results of operations of these properties are included in continuing operations through the date of sale in our condensed consolidated statements of comprehensive income (loss).

Date of Sale	Number of Properties	Location	Rentable Square Feet	Gross Sales Price (1)	Gain (Loss) on Sale of Real Estate
January 2022	1	Rockville, MD	129,000	$6,750	$(72)
February 2022	2	Chesapeake, VA	172,000	18,945	2,296
March 2022	1	Milwaukee, WI	29,000	3,775	(75)
	4		330,000	$29,470	$2,149
(1)Gross sales price is the gross contract price, excluding closing costs.
As of March 31, 2022, we had three properties containing approximately 583,000 rentable square feet classified as held for sale in our condensed consolidated balance sheet. During the three months ended March 31, 2022, we recorded a $2,184 loss on impairment of real estate to adjust the carrying value of one property that was classified as held for sale to its estimated fair value less costs to sell and a $14,863 loss on impairment of real estate to adjust the carrying value of one property that was held and used to its estimated fair value, based on a negotiated sales price with a third-party buyer.
As of April 27, 2022, we have entered into agreements to sell two properties containing approximately 470,000 rentable square feet, including one property that was classified as held for sale as of March 31, 2022, for an aggregate sales price of $38,300, excluding closing costs. These sales are subject to conditions; accordingly, we cannot be sure that we will complete these sales or that these sales will not be delayed or the terms will not change.
Unconsolidated Joint Ventures
We own interests in two joint ventures that own three properties. We account for these investments under the equity method of accounting. As of March 31, 2022 and December 31, 2021, our investments in unconsolidated joint ventures consisted of the following:

		OPI Carrying Value of Investments at
Joint Venture	OPI Ownership	March 31, 2022	December 31, 2021	Number of Properties	Location	Rentable Square Feet
Prosperity Metro Plaza	51%	$20,310	$20,672	2	Fairfax, VA	329,000
1750 H Street, NW	50%	14,701	14,166	1	Washington, D.C.	115,000
Total		$35,011	$34,838	3		444,000

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)
(unaudited)
The following table provides a summary of the mortgage debt of our two unconsolidated joint ventures:

Joint Venture	Interest Rate (1)	Maturity Date	Principal Balance at March 31, 2022 and December 31, 2021 (2)
Prosperity Metro Plaza	4.09%	12/1/2029	$50,000
1750 H Street, NW	3.69%	8/1/2024	32,000
Weighted Average / Total	3.93%		$82,000
(1)Includes the effect of mark to market purchase accounting.
(2)Reflects the entire balance of the debt secured by the properties and is not adjusted to reflect the interests in the joint ventures we do not own. None of the debt is recourse to us.
At March 31, 2022, the aggregate unamortized basis difference of our two unconsolidated joint ventures of $6,855 is primarily attributable to the difference between the amount we paid to purchase our interest in these joint ventures, including transaction costs, and the historical carrying value of the net assets of these joint ventures. This difference is being amortized over the remaining useful life of the related properties and the resulting amortization expense is included in equity in net losses of investees in our condensed consolidated statements of comprehensive income (loss).
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
We increased rental income to record revenue on a straight line basis by $2,686 and $5,357 for the three months ended March 31, 2022 and 2021, respectively. Rents receivable, excluding properties classified as held for sale, include $85,388 and $82,978 of straight line rent receivables at March 31, 2022 and December 31, 2021, respectively.
We do not include in our measurement of our lease receivables certain variable payments, including payments determined by changes in the index or market-based indices after the inception of the lease, certain tenant reimbursements and other income until the specific events that trigger the variable payments have occurred. Such payments totaled $22,536 and $18,860 for the three months ended March 31, 2022 and 2021, respectively, of which tenant reimbursements totaled $21,475 and $17,803, respectively.
Note 5. Concentration
Tenant and Credit Concentration
We define annualized rental income as the annualized contractual base rents from our tenants pursuant to our lease agreements as of the measurement date, plus straight line rent adjustments and estimated recurring expense reimbursements to be paid to us, and excluding lease value amortization. As of March 31, 2022, the U.S. government, 11 state governments and four other government tenants combined were responsible for approximately 29.0% of our annualized rental income. As of March 31, 2021, the U.S. government, 11 state governments and three other government tenants combined were responsible for approximately 36.3% of our annualized rental income. The U.S. government is our largest tenant by annualized rental income and represented approximately 19.4% and 25.9% of our annualized rental income as of March 31, 2022 and 2021, respectively.
Geographic Concentration
At March 31, 2022, our 174 wholly owned properties were located in 32 states and the District of Columbia. Properties located in Virginia, California, the District of Columbia, Illinois and Georgia were responsible for approximately 12.1%, 11.1%, 10.0%, 10.0% and 8.4% of our annualized rental income as of March 31, 2022, respectively.

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)
(unaudited)
Note 6. Indebtedness
Our principal debt obligations at March 31, 2022 were: (1) $2,512,000 aggregate outstanding principal amount of senior unsecured notes; and (2) $97,996 aggregate outstanding principal amount of mortgage notes.
Our $750,000 revolving credit facility is governed by a credit agreement, or our credit agreement, with a syndicate of institutional lenders that includes a feature under which the maximum aggregate borrowing availability may be increased to up to $1,950,000 in certain circumstances. Our revolving credit facility is available for general business purposes, including acquisitions. The maturity date of our revolving credit facility is January 31, 2023 and, subject to our payment of an extension fee and meeting certain other conditions, we have the option to extend the stated maturity date of our revolving credit facility by two additional six month periods. We can borrow, repay and reborrow funds available under our revolving credit facility until maturity and no principal repayment is due until maturity. We are required to pay interest at a rate of LIBOR plus a premium, which was 110 basis points per annum at March 31, 2022, on the amount outstanding under our revolving credit facility, if any. We also pay a facility fee on the total amount of lending commitments under our revolving credit facility, which was 25 basis points per annum at March 31, 2022. Both the interest rate premium and facility fee are subject to adjustment based upon changes to our credit ratings. As of March 31, 2022 and December 31, 2021, the annual interest rate payable on borrowings under our revolving credit facility was 1.6% and 1.2%, respectively. We did not borrow any funds under our revolving credit facility during the three months ended March 31, 2022 or 2021. As of March 31, 2022 and April 27, 2022, we had no amounts outstanding under our revolving credit facility and $750,000 available for borrowing.
Our credit agreement and senior unsecured notes indentures and their supplements provide for acceleration of payment of all amounts due thereunder upon the occurrence and continuation of certain events of default, such as, in the case of our credit agreement, a change of control of us, which includes The RMR Group LLC, or RMR, ceasing to act as our business and property manager. Our credit agreement and senior unsecured notes indentures and their supplements also contain covenants, including covenants that restrict our ability to incur debts, require us to comply with certain financial covenants and, in the case of our credit agreement, restrict our ability to make distributions under certain circumstances. We believe we were in compliance with the terms and conditions of the respective covenants under our credit agreement and senior unsecured notes indentures and their supplements at March 31, 2022.
At March 31, 2022, three of our properties with an aggregate net book value of $187,129 were encumbered by mortgage notes with an aggregate principal amount of $97,996. Our mortgage notes are non-recourse, subject to certain limited exceptions and do not contain any material financial covenants.
In April 2022, we prepaid, at par plus accrued interest, a mortgage note secured by one property with an outstanding principal balance of $24,863, an annual interest rate of 4.22% and a maturity date in July 2022.

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)
(unaudited)
Note 7. Fair Value of Assets and Liabilities
The following table presents certain of our assets measured at fair value at March 31, 2022, categorized by the level of inputs, as defined in the fair value hierarchy under GAAP, used in the valuation of each asset:

		Fair Value at Reporting Date Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Non-recurring Fair Value Measurements Assets
Real estate properties (1)	$9,800	$—	$9,800	$—
Assets of properties held for sale (2)	$2,500	$—	$—	$2,500
(1)We recorded an impairment charge of $14,863 to reduce the carrying value of one property in our condensed consolidated balance sheet to its estimated fair value based on a negotiated sales price with a third party buyer (Level 2 inputs as defined in the fair value hierarchy under GAAP). See Note 3 for more information.
(2)We recorded an impairment charge of $2,184 to reduce the carrying value of one property that is classified as held for sale in our condensed consolidated balance sheet to its estimated fair value, less estimated costs to sell of $138, based on third party offers (Level 3 inputs as defined in the fair value hierarchy under GAAP). See Note 3 for more information.
In addition to the assets described in the table above, our financial instruments include our cash and cash equivalents, restricted cash, rents receivable, accounts payable, a revolving credit facility, senior unsecured notes, mortgage notes payable, amounts due to related persons, other accrued expenses and security deposits. At March 31, 2022 and December 31, 2021, the fair values of our financial instruments approximated their carrying values in our condensed consolidated financial statements, due to their short term nature or floating interest rates, except as follows:

	As of March 31, 2022		As of December 31, 2021
Financial Instrument	Carrying Value (1)	Fair Value	Carrying Value (1)	Fair Value
Senior unsecured notes, 4.00% interest rate, due in 2022	$299,731	$300,537	$299,500	$304,148
Senior unsecured notes, 4.25% interest rate, due in 2024	345,152	352,203	344,581	365,449
Senior unsecured notes, 4.50% interest rate, due in 2025	640,232	648,885	639,370	687,749
Senior unsecured notes, 2.650% interest rate, due in 2026	297,370	275,885	297,213	298,502
Senior unsecured notes, 2.400% interest rate, due in 2027	347,000	312,221	346,845	339,764
Senior unsecured notes, 3.450% interest rate, due in 2031	395,852	344,830	395,744	388,458
Senior unsecured notes, 6.375% interest rate, due in 2050	156,566	160,963	156,519	177,098
Mortgage notes payable (2)	97,893	98,249	98,178	100,294
Total	$2,579,796	$2,493,773	$2,577,950	$2,661,462

(1)Includes unamortized debt premiums, discounts and issuance costs totaling $30,200 and $32,351 as of March 31, 2022 and December 31, 2021, respectively.
(2)In April 2022, we prepaid, at par plus accrued interest, a mortgage note secured by one property with an outstanding principal balance of $24,863, an annual interest rate of 4.22% and a maturity date in July 2022.

We estimated the fair values of our senior unsecured notes (except for our senior unsecured notes due 2050) using an average of the bid and ask price of the notes (Level 2 inputs as defined in the fair value hierarchy under GAAP) as of the measurement date. We estimated the fair value of our senior unsecured notes due 2050 based on the closing price on The Nasdaq Stock Market LLC, or Nasdaq, (Level 1 inputs as defined in the fair value hierarchy under GAAP) as of the measurement date. We estimated the fair values of our mortgage notes payable using discounted cash flow analyses and currently prevailing market rates (Level 3 inputs as defined in the fair value hierarchy under GAAP) as of the measurement date. Because Level 3 inputs are unobservable, our estimated fair values may differ materially from the actual fair values.

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)
(unaudited)
Note 8. Shareholders’ Equity
Distributions
During the three months ended March 31, 2022, we declared and paid regular quarterly distributions to common shareholders as follows:

Declaration Date	Record Date	Paid Date	Distributions Per Common Share	Total Distributions
January 13, 2022	January 24, 2022	February 17, 2022	$0.55	$26,634
On April 14, 2022, we declared a regular quarterly distribution payable to common shareholders of record on April 25, 2022 in the amount of $0.55 per share, or approximately $26,600. We expect to pay this distribution on or about May 19, 2022.
Note 9. Business and Property Management Agreements with RMR
We have no employees. The personnel and various services we require to operate our business are provided to us by RMR. We have two agreements with RMR to provide management services to us: (1) a business management agreement, which relates to our business generally; and (2) a property management agreement, which relates to our property level operations.
Pursuant to our business management agreement with RMR, we recognized net business management fees of $4,710 and $9,474 for the three months ended March 31, 2022 and 2021, respectively. Based on our common share total return, as defined in our business management agreement, as of March 31, 2022, no estimated incentive fees are included in the net business management fees we recognized for the three months ended March 31, 2022. The actual amount of annual incentive fees for 2022, if any, will be based on our common share total return, as defined in our business management agreement, for the three year period ending December 31, 2022, and will be payable in January 2023. The net business management fees we recognized for the three months ended March 31, 2021 included $5,200 of accrued estimated incentive fees based on our common share total return as of March 31, 2021. We did not incur an incentive fee payable to RMR for the year ended December 31, 2021. We include business management fees in general and administrative expenses in our condensed consolidated statements of comprehensive income (loss).
We and RMR amended our business management agreement effective August 1, 2021 to provide that (i) for periods beginning on and after August 1, 2021, the MSCI U.S. REIT/Office REIT Index will be used to calculate benchmark returns per share for purposes of determining any incentive management fee payable by us to RMR and (ii) for periods prior to August 1, 2021, the SNL U.S. REIT Office Index will continue to be used. This change of index was due to S&P Global ceasing to publish the SNL U.S. REIT Office Index.
Pursuant to our property management agreement with RMR, we recognized aggregate net property management and construction supervision fees of $6,128 and $4,612 for the three months ended March 31, 2022 and 2021, respectively. Of these amounts, for the three months ended March 31, 2022 and 2021, $4,226 and $4,080, respectively, were expensed to other operating expenses in our condensed consolidated statements of comprehensive income (loss) and $1,902 and $532, respectively, were capitalized as building improvements in our condensed consolidated balance sheets. The amounts capitalized are being depreciated over the estimated useful lives of the related capital assets.
We are generally responsible for all of our operating expenses, including certain expenses incurred or arranged by RMR on our behalf. We are generally not responsible for payment of RMR’s employment, office or administrative expenses incurred to provide management services to us, except for the employment and related expenses of RMR’s employees assigned to work exclusively or partly at our properties, our share of the wages, benefits and other related costs of RMR’s centralized accounting personnel, our share of RMR’s costs for providing our internal audit function and as otherwise agreed. Our property level operating expenses are generally incorporated into the rents charged to our tenants, including certain payroll and related costs incurred by RMR. We reimbursed RMR $5,966 and $6,052 for these expenses and costs for the three months ended March 31, 2022 and 2021, respectively. We included these amounts in other operating expenses and general and administrative expenses, as applicable, in our condensed consolidated statements of comprehensive income (loss).

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)
(unaudited)
Note 10. Related Person Transactions
We have relationships and historical and continuing transactions with RMR, The RMR Group Inc., or RMR Inc., and others related to them, including other companies to which RMR or its subsidiaries provide management services and some of which have trustees, directors or officers who are also our Trustees or officers. RMR is a majority owned subsidiary of RMR Inc. The Chair of our Board of Trustees and one of our Managing Trustees, Adam Portnoy, is the sole trustee, an officer and the controlling shareholder of ABP Trust, which is the controlling shareholder of RMR Inc., the chair of the board of directors, a managing director, the president and chief executive officer of RMR Inc. and an officer and employee of RMR. Jennifer Clark, our other Managing Trustee and our Secretary, also serves as a managing director and the executive vice president, general counsel and secretary of RMR Inc., an officer and employee of RMR and an officer of ABP Trust. Our other officers are also officers and employees of RMR. Some of our Independent Trustees also serve as independent trustees or independent directors of other public companies to which RMR or its subsidiaries provide management services. Mr. Portnoy serves as chair of the boards and as a managing director or managing trustee of these public companies. Other officers of RMR, including Ms. Clark, serve as managing trustees, managing directors or officers of certain of these companies.
Our Manager, RMR. We have two agreements with RMR to provide management services to us. See Note 9 for more information regarding our management agreements with RMR.
Leases with RMR. We lease office space to RMR in certain of our properties for RMR’s property management offices. Pursuant to our lease agreements with RMR, we recognized rental income from RMR for leased office space of $284 and $288 for the three months ended March 31, 2022 and 2021, respectively.
Sonesta. In June 2021, we entered into a 30-year lease agreement with a subsidiary of Sonesta International Hotels Corporation, or Sonesta, in connection with the redevelopment of an office property we own in Washington, D.C. as a mixed-use property. Sonesta’s lease is for the planned full-service hotel component of the property that will include approximately 230,000 rentable square feet, which represents approximately 54% of the total square feet upon completion of the redevelopment. The term of the lease commences upon our delivery of the completed hotel, which we estimate to occur in the first quarter of 2023. Sonesta has two options to extend the term for 10 years each. Pursuant to the lease agreement, Sonesta will pay us annual base rent of approximately $6,436 beginning 18 months after the lease commences. The annual base rent will increase by 10% every five years throughout the term. Sonesta is also obligated to pay its pro rata share of the operating costs for the building. We estimate that the total cost to build the hotel space will be approximately $66,000. Mr. Portnoy is a director and controlling shareholder of Sonesta and Ms. Clark is also a director of Sonesta.
For more information about these and other such relationships and certain other related person transactions, refer to our 2021 Annual Report.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following information should be read in conjunction with our condensed consolidated financial statements and accompanying notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our 2021 Annual Report.
OVERVIEW (dollars in thousands, except per share and per square foot data)
We are a real estate investment trust, or REIT, organized under Maryland law. As of March 31, 2022, our wholly owned properties were comprised of 174 properties and we had noncontrolling ownership interests of 51% and 50% in two unconsolidated joint ventures that own three properties containing approximately 444,000 rentable square feet. As of March 31, 2022, our properties are located in 32 states and the District of Columbia and contain approximately 22,941,000 rentable square feet. As of March 31, 2022, our properties were leased to 298 different tenants with a weighted average remaining lease term (based on annualized rental income) of approximately 6.1 years. The U.S. government is our largest tenant, representing approximately 19.4% of our annualized rental income as of March 31, 2022. The term annualized rental income as used herein is defined as the annualized contractual base rents from our tenants pursuant to our lease agreements as of March 31, 2022, plus straight line rent adjustments and estimated recurring expense reimbursements to be paid to us, and excluding lease value amortization.
The COVID-19 pandemic and the various governmental and market responses intended to contain and mitigate the spread of the virus and its detrimental public health impact have had a significant impact on the global economy, including the U.S. economy. Many of the restrictions that had been imposed in the United States during the pandemic have since been lifted and commercial activity in the United States generally has increasingly returned to pre-pandemic practices and operations. We are continuing to closely monitor the impact of the COVID-19 pandemic on all aspects of our business. To date, the COVID-19 pandemic has not had a significant adverse impact on our business and we continue to believe that our financial resources, the characteristics of our portfolio, including the diversity of our tenant base, both geographically and by industry, and the financial strength and resources of our tenants, will enable us to withstand the COVID-19 pandemic.
The ultimate adverse impact of the COVID-19 pandemic is highly uncertain and subject to change. As a result, we do not yet know the full extent of potential impacts on our business and operations, our tenants’ businesses and operations or the global economy as a whole. For more information and risks relating to the COVID-19 pandemic on us and our business, see Part I, Item 1A, “Risk Factors”, of our 2021 Annual Report.
Property Operations
Unless otherwise noted, the data presented in this section includes properties classified as held for sale as of March 31, 2022 and excludes three properties owned by two unconsolidated joint ventures in which we own 51% and 50% interests. For more information regarding our properties classified as held for sale and our two unconsolidated joint ventures, see Note 3 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Occupancy data for our properties as of March 31, 2022 and 2021 was as follows (square feet in thousands):

	All Properties (1)		Comparable Properties (2)
	March 31,		March 31,
	2022	2021	2022	2021
Total properties (3)	174	180	163	163
Total rentable square feet (4)	22,941	24,568	20,503	20,497
Percent leased (5)	88.8%	90.8%	91.2%	91.7%

(1)Based on properties we owned on March 31, 2022 and 2021, respectively.
(2)Based on properties we owned continuously since January 1, 2021; excludes properties classified as held for sale and properties undergoing significant redevelopment, if any, and three properties owned by two unconsolidated joint ventures in which we own 51% and 50% interests.
(3)Includes one leasable land parcel.
(4)Subject to changes when space is remeasured or reconfigured for tenants.
(5)Percent leased includes (i) space being fitted out for tenant occupancy pursuant to our lease agreements, if any, and (ii) space which is leased, but is not occupied or is being offered for sublease by tenants, if any, as of the measurement date.

The average effective rental rate per square foot for our properties for the three months ended March 31, 2022 and 2021 are as follows:

	Three Months Ended March 31,
	2022	2021
Average effective rental rate per square foot (1):
All properties (2)	$29.40	$25.95
Comparable properties (3)	$27.24	$26.97

(1)Average effective rental rate per square foot represents annualized total rental income during the period specified divided by the average rentable square feet leased during the period specified.
(2)Based on properties we owned on March 31, 2022 and 2021, respectively.
(3)Based on properties we owned continuously since January 1, 2021; excludes properties classified as held for sale and properties undergoing significant redevelopment, if any, and three properties owned by two unconsolidated joint ventures in which we own 51% and 50% interests.
During the three months ended March 31, 2022, changes in rentable square feet leased and available for lease at our properties were as follows (square feet in thousands):

	Three Months Ended March 31, 2022
	Leased	Available for Lease	Total
Beginning of period	20,817	2,454	23,271
Changes resulting from:
Disposition of properties	(163)	(167)	(330)
Lease expirations	(853)	853	—
Lease renewals (1)	336	(336)	—
New leases (1)	236	(236)	—
End of period	20,373	2,568	22,941

(1)Based on leases entered during the three months ended March 31, 2022.
Leases at our properties totaling approximately 853,000 rentable square feet expired during the three months ended March 31, 2022. During the three months ended March 31, 2022, we entered into new and renewal leases as summarized in the following table (square feet in thousands):

	Three Months Ended March 31, 2022
	New Leases	Renewals	Total
Rentable square feet leased	236	336	572
Weighted average rental rate change (by rentable square feet)	6.7%	3.8%	5.1%
Tenant leasing costs and concession commitments (1)	$26,855	$5,893	$32,748
Tenant leasing costs and concession commitments per rentable square foot (1)	$113.66	$17.56	$57.26
Weighted (by square feet) average lease term (years)	10.4	10.9	10.7
Total leasing costs and concession commitments per rentable square foot per year (1)	$10.94	$1.61	$5.36
(1)Includes commitments made for leasing expenditures and concessions, such as tenant improvements, leasing commissions, tenant reimbursements and free rent.

During the three months ended March 31, 2022, changes in effective rental rates per square foot achieved for new leases and lease renewals at our properties that commenced during the three months ended March 31, 2022, when compared to prior effective rental rates per square foot in effect for the same space (and excluding space acquired vacant), were as follows (square feet in thousands):

	Three Months Ended March 31, 2022
	Old Effective Rent Per Square Foot (1)	New Effective Rent Per Square Foot (1)	Rentable Square Feet
New leases	$8.47	$7.86	252
Lease renewals	$27.43	$29.08	492
Total leasing activity	$21.00	$21.89	744
(1)Effective rental rates include contractual base rents from our tenants pursuant to our lease agreements, plus straight line rent adjustments and estimated expense reimbursements to be paid to us, and exclude lease value amortization.
During the three months ended March 31, 2022 and 2021, amounts capitalized at our properties for lease related costs, building improvements and development, redevelopment and other activities were as follows:

	Three Months Ended March 31,
	2022	2021
Lease related costs (1)	$8,664	$6,970
Building improvements (2)	2,783	4,526
Recurring capital expenditures	11,447	11,496
Development, redevelopment and other activities (3)	37,524	4,906
Total capital expenditures	$48,971	$16,402
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

In addition to the capital expenditures described above, we contributed $1,070 to one of our unconsolidated joint ventures during the three months ended March 31, 2022. Also, as of March 31, 2022, we have estimated unspent leasing related obligations of $128,009, of which we expect to spend $78,134 over the next 12 months.
As of March 31, 2022, we had leases at our properties totaling approximately 1,482,000 rentable square feet that were scheduled to expire through March 31, 2023. As of April 27, 2022, we expect tenants with leases totaling approximately 543,000 rentable square feet that are scheduled to expire through March 31, 2023, to not renew their leases upon expiration and we cannot be sure as to whether other tenants will renew their leases upon expiration. As a result of the COVID-19 pandemic, its economic impact and the uncertainty of whether certain market practices and trends in response to the pandemic will be sustained or increased, overall leasing activity has been volatile and may remain so until office property market conditions meaningfully improve and stabilize for a sustained period. However, we remain focused on proactive dialogues with our existing tenants and overall tenant retention. Prevailing market conditions and government and other tenants’ needs at the time we negotiate and enter leases or lease renewals will generally determine rental rates and demand for leased space at our properties, and market conditions and our tenants’ needs are beyond our control. Whenever we renew or enter into new leases for our properties, we intend to seek rents which are equal to or higher than our historical rents for the same properties; however, our ability to maintain or increase the rents for our current properties will depend in large part upon market conditions, which are beyond our control. We cannot be sure of the rental rates which will result from our ongoing negotiations regarding lease renewals or any new or renewed leases we may enter; also, we may experience material declines in our rental income due to vacancies upon lease expirations or early terminations or lower rents upon lease renewal or reletting. Additionally, we may incur significant costs to renew our leases with current tenants or lease our properties to new tenants.

As of March 31, 2022, our lease expirations by year are as follows (square feet in thousands):

Year (1)	Number of Leases Expiring	Leased Square Feet Expiring (2)	Percent of Total	Cumulative Percent of Total	Annualized Rental Income Expiring	Percent of Total	Cumulative Percent of Total
2022	53	1,167	5.7%	5.7%	$28,607	5.0%	5.0%
2023	63	2,531	12.4%	18.1%	82,679	14.5%	19.5%
2024	55	3,232	15.9%	34.0%	85,660	15.0%	34.5%
2025	48	2,122	10.4%	44.4%	45,395	7.9%	42.4%
2026	39	1,831	9.0%	53.4%	48,635	8.5%	50.9%
2027	33	1,926	9.5%	62.9%	50,265	8.8%	59.7%
2028	17	1,288	6.3%	69.2%	50,050	8.7%	68.4%
2029	20	1,038	5.1%	74.3%	30,196	5.3%	73.7%
2030	14	520	2.6%	76.9%	15,562	2.7%	76.4%
2031 and thereafter	50	4,718	23.1%	100.0%	134,980	23.6%	100.0%
Total	392	20,373	100.0%		$572,029	100.0%

Weighted average remaining lease term (in years)		5.9			6.1

(1)The year of lease expiration is pursuant to current contract terms. Some of our leases allow the tenants to vacate the leased premises before the stated expirations of their leases with little or no liability. As of March 31, 2022, tenants occupying approximately 4.2% of our rentable square feet and responsible for approximately 4.6% of our annualized rental income as of March 31, 2022 currently have exercisable rights to terminate their leases before the stated terms of their leases expire. Also, in 2022, 2023, 2024, 2025, 2026, 2027, 2028, 2029, 2030, 2031, 2035, 2037 and 2040, early termination rights become exercisable by other tenants who currently occupy an additional approximately 1.1%, 2.9%, 2.6%, 3.9%, 1.2%, 0.7%, 1.2%, 0.5%, 0.7%, 0.1%, 0.4%, 0.1% and 0.3% of our rentable square feet, respectively, and contribute an additional approximately 1.2%, 4.0%, 2.9%, 7.6%, 1.5%, 1.2%, 1.4%, 1.0%, 0.8%, 0.1%, 0.5%, 0.2% and 0.4% of our annualized rental income, respectively, as of March 31, 2022. In addition, as of March 31, 2022, pursuant to leases with 14 of our tenants, these tenants have rights to terminate their leases if their respective legislature or other funding authority does not appropriate rent amounts in their respective annual budgets. These 14 tenants occupy approximately 6.0% of our rentable square feet and contribute approximately 6.8% of our annualized rental income as of March 31, 2022.
(2)Leased square feet is pursuant to leases existing as of March 31, 2022, and includes (i) space being fitted out for tenant occupancy pursuant to our lease agreements, if any, and (ii) space which is leased, but is not occupied or is being offered for sublease by tenants, if any. Square feet measurements are subject to changes when space is remeasured or reconfigured for new tenants.
We generally will seek to renew or extend the terms of leases at properties with tenants when they expire. Because of the capital many of our single tenants have invested in the properties they lease from us and because many of these properties appear to be of strategic importance to such tenants’ businesses, we believe that it is likely that these tenants will renew or extend their leases prior to when they expire. However, recent shifts in workplace practices, including as a result of the COVID-19 pandemic, have resulted in a significant increase in alternative work arrangements, including work from home practices. It is uncertain to what extent and how long work from home arrangements may continue, or if other hybrid work arrangements will continue or increase. Despite these shifts in workplace practices, our recent leasing activity and negotiations for vacant or expiring space may suggest that there is an improving demand environment for office space. However, if these arrangements continue or increase, our tenants may not seek to renew or extend their leases when they expire, or may seek to renew their leases for less space than they currently occupy. If we are unable to extend or renew our leases, or we renew leases for reduced space, it may be time consuming and expensive to relet some of these properties.
We believe that recent government budgetary and spending priorities and enhancements in technology have resulted in a decrease in government office use for employees. Furthermore, over the past several years, government tenants have reduced their space utilization per employee and consolidated government tenants into existing government owned properties. This activity has reduced the demand for government leased space. Our historical experience with respect to properties of the type we own that are majority leased to government tenants has been that government tenants frequently renew leases to avoid the costs and disruptions that may result from relocating their operations. However, efforts to manage space utilization rates may result in our tenants exercising early termination rights under our leases, vacating our properties upon expiration of our leases in order to relocate, or renewing their leases for less space than they currently occupy. Also, our government tenants’ desire to reconfigure leased office space to manage utilization per employee may require us to spend significant amounts for tenant improvements, and tenant relocations are often more prevalent in those circumstances. Increasing uncertainty with respect to government agency budgets and funding to implement relocations, consolidations and reconfigurations has resulted in delayed decisions by some of our government tenants and their reliance on short term lease renewals; however, activity prior to the outbreak of the COVID-19 pandemic suggested that the U.S. government had begun to shift its leasing strategy to include longer term leases and was actively exploring 10 to 20 year lease terms at renewal, in some instances. However, the COVID-19 pandemic and its aftermath have had negative impacts on government budgets and resources. Although there have been indications that certain of those impacts may not have been as negative as originally expected, it is unclear what the effect of these impacts will be on government demand for leasing office space. Given the significant uncertainties, including as to the COVID-19 pandemic and its economic impact and the extent to which certain market trends, such as work from home practices, may continue or increase, we are unable to reasonably project what the financial impact of market conditions or changing government circumstances will be on the demand for leased space at our properties and our financial results for future periods.
As of March 31, 2022, we derive 22.2% of our annualized rental income from our properties located in the metropolitan Washington, D.C. market area, which includes Washington, D.C., Northern Virginia and suburban Maryland. A downturn in economic conditions in this area could result in reduced demand from tenants for our properties or reduce the rents that our tenants in this area are willing to pay when our leases expire or terminate and when renewal or new terms are negotiated. Additionally, in recent years there has been a decrease in demand for new leased office space by the U.S. government in the metropolitan Washington, D.C. market area, and that could increase competition for government tenants and adversely affect our ability to retain government tenants when our leases expire.
Our manager, RMR, employs a tenant review process for us. RMR assesses tenants on an individual basis based on various applicable credit criteria. In general, depending on facts and circumstances, RMR evaluates the creditworthiness of a tenant based on information concerning the tenant that is provided by the tenant and, in some cases, information that is publicly available or obtained from third party sources. We consider investment grade tenants to include: (a) investment grade rated tenants; (b) tenants with investment grade rated parent entities that guarantee the tenant’s lease obligations; and/or (c) tenants with investment grade rated parent entities that do not guarantee the tenant’s lease obligations. As of March 31, 2022, tenants contributing 52.6% of annualized rental income were investment grade rated (or their payment obligations were guaranteed by an investment grade rated parent) and tenants contributing an additional 11.0% of annualized rental income were subsidiaries of an investment grade rated parent (although these parent entities were not liable for the payment of rents).

As of March 31, 2022, tenants representing 1% or more of our total annualized rental income were as follows (square feet in thousands):

	Tenant	Credit Rating	Sq. Ft.	% of Leased Sq. Ft.	Annualized Rental Income	% of Total Annualized Rental Income
1	U.S. Government	Investment Grade	4,100	20.1%	$110,949	19.4%
2	Alphabet Inc. (Google)	Investment Grade	386	1.9%	23,713	4.1%
3	Shook, Hardy & Bacon L.L.P.	Not Rated	596	2.9%	19,187	3.4%
4	IG Investments Holdings LLC	Not Rated	333	1.6%	15,991	2.8%
5	Bank of America Corporation	Investment Grade	577	2.8%	15,766	2.8%
6	State of California	Investment Grade	523	2.6%	15,696	2.7%
7	Commonwealth of Massachusetts	Investment Grade	311	1.5%	12,260	2.1%
8	CareFirst Inc.	Not Rated	207	1.0%	11,498	2.0%
9	Northrop Grumman Corporation	Investment Grade	337	1.7%	11,465	2.0%
10	Tyson Foods, Inc.	Investment Grade	248	1.2%	11,042	1.9%
11	Sonesta International Hotels Corporation (1)	Not Rated	230	1.1%	10,745	1.9%
12	CommScope Holding Company Inc	Non Investment Grade	228	1.1%	9,370	1.6%
13	State of Georgia	Investment Grade	308	1.5%	7,383	1.3%
14	PNC Bank	Investment Grade	441	2.2%	6,924	1.2%
15	Micro Focus International plc	Non Investment Grade	215	1.1%	6,905	1.2%
16	Compass Group plc	Investment Grade	267	1.3%	6,703	1.2%
17	ServiceNow, Inc.	Investment Grade	149	0.7%	6,637	1.2%
18	Allstate Insurance Co.	Investment Grade	468	2.3%	6,479	1.1%
19	Automatic Data Processing, Inc.	Investment Grade	289	1.4%	6,087	1.1%
20	Church & Dwight Co., Inc.	Investment Grade	250	1.2%	6,037	1.1%
	Total		10,463	51.2%	$320,837	56.1%
(1)In June 2021, we entered into a 30-year lease with Sonesta. The lease relates to the redevelopment of a property we own in Washington, D.C to a mixed use and Sonesta's lease relates to the planned hotel component of the property. The term of the lease commences upon our delivery of the completed hotel, which is estimated to occur in the first quarter of 2023. For more information about our lease with Sonesta, see Note 10 to our Condensed Consolidated Financial Statements included in Part I, Item I of this Quarterly Report on Form 10-Q.
Disposition Activities
During the three months ended March 31, 2022, we sold four properties containing approximately 330,000 rentable square feet for an aggregate sales price of $29,470, excluding closing costs.
We continue to evaluate our portfolio to strategically recycle capital and are currently in various stages of marketing for sale more than 30 properties containing over 3,000,000 rentable square feet. As of April 27, 2022, we have entered into agreements to sell two properties containing approximately 470,000 rentable square feet, including one property that was classified as held for sale as of March 31, 2022, for an aggregate sales price of $38,300, excluding closing costs. These sales are expected to occur before the end of the second quarter of 2022. However, these sales are subject to conditions; accordingly, we cannot be sure that we will complete these sales or that these sales will not be delayed or the terms will not change.
For more information about our disposition activities, see Note 3 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Financing Activities
In April 2022, we prepaid, at par plus accrued interest, a mortgage note secured by one property with an outstanding principal balance of $24,863, an annual interest rate of 4.22% and a maturity date in July 2022 using cash on hand.
Segment Information
We operate in one business segment: ownership of real estate properties.

RESULTS OF OPERATIONS (amounts in thousands, except per share amounts)

Three Months Ended March 31, 2022, Compared to Three Months Ended March 31, 2021

	Comparable Properties Results (1) Three Months Ended March 31,				Non-Comparable Properties Results Three Months Ended March 31,		Consolidated Results Three Months Ended March 31,
	2022	2021	$ Change	% Change	2022	2021	2022	2021	$ Change	% Change
Rental income	$125,387	$125,994	$(607)	(0.5%)	$21,967	$18,530	$147,354	$144,524	$2,830	2.0%
Operating expenses:
Real estate taxes	13,653	13,914	(261)	(1.9%)	2,992	2,240	16,645	16,154	491	3.0%
Utility expenses	6,143	5,677	466	8.2%	722	755	6,865	6,432	433	6.7%
Other operating expenses	23,641	22,192	1,449	6.5%	3,722	3,247	27,363	25,439	1,924	7.6%
Total operating expenses	43,437	41,783	1,654	4.0%	7,436	6,242	50,873	48,025	2,848	5.9%
Net operating income (2)	$81,950	$84,211	$(2,261)	(2.7%)	$14,531	$12,288	96,481	96,499	(18)	n/m

Other expenses:
Depreciation and amortization							60,469	64,087	(3,618)	(5.6%)
Loss on impairment of real estate							17,047	7,660	9,387	122.5%
General and administrative							5,706	11,272	(5,566)	(49.4%)
Total other expenses							83,222	83,019	203	0.2%

Gain on sale of real restate							2,149	54,004	(51,855)	(96.0%)
Interest and other income							1	5	(4)	(80.0%)
Interest expense							(27,439)	(28,798)	1,359	(4.7%)
Income (loss) before income tax expense and equity in net losses of investees							(12,030)	38,691	(50,721)	(131.1%)
Income tax expense							(531)	(435)	(96)	22.1%
Equity in net losses of investees							(846)	(396)	(450)	113.6%
Net income (loss)							$(13,407)	$37,860	$(51,267)	(135.4%)

Weighted average common shares outstanding (basic)							48,243	48,161	82	0.2%
Weighted average common shares outstanding (diluted)							48,243	48,196	69	0.1%

Per common share amounts (basic and diluted):
Net income (loss)							$(0.28)	$0.78	$(1.06)	(135.9%)

n/m - not meaningful

(1)Comparable properties consists of 163 properties we owned on March 31, 2022 and which we owned continuously since January 1, 2021 and excludes properties classified as held for sale and properties undergoing significant redevelopment, if any, and three properties owned by two unconsolidated joint ventures in which we own 51% and 50% interests.
(2)Our definition of net operating income, or NOI, and our reconciliation of net income (loss) to NOI are included below under the heading “Non-GAAP Financial Measures.”
References to changes in the income and expense categories below relate to the comparison of consolidated results for the three months ended March 31, 2022, compared to the three months ended March 31, 2021.

Rental income. The increase in rental income reflects an increase in rental income of $11,842 related to acquired properties, offset by decreases in rental income of $7,011 as a result of property disposition activities, $1,394 for properties undergoing significant redevelopment and $607 related to comparable properties. The decrease in rental income for properties undergoing significant redevelopment is primarily due to the reduction in occupied space at a property located in Washington, D.C. that began a redevelopment project during 2021, partially offset by termination fee revenue at a property located in Seattle, WA that began a redevelopment project after the former tenant’s lease was terminated in February 2022. The decrease in rental income for comparable properties is primarily due to reductions in occupied space at certain of our properties and lower reimbursement revenue in the 2022 period, partially offset by termination fee revenue related to the strategic re-leasing of one of our properties and higher parking garage revenue as a result of higher parking volumes in the 2022 period. Rental income includes non-cash straight line rent adjustments totaling $2,686 in the 2022 period and $5,357 in the 2021 period, and amortization of acquired real estate leases and assumed real estate lease obligations totaling $(343) in the 2022 period and $(722) in the 2021 period.
Real estate taxes. The increase in real estate taxes primarily reflects an increase in real estate taxes of $2,188 related to acquired properties, offset by decreases of $908 for properties undergoing significant redevelopment, $528 related to property disposition activities and $261 for comparable properties. Real estate taxes for comparable properties decreased primarily due to lower assessed values at certain of our properties in the 2022 period.
Utility expenses. The increase in utility expenses reflects increases in utility expenses of $466 for comparable properties and $321 for acquired properties, offset by decreases in utility expenses of $224 related to property disposition activities and $130 for properties undergoing significant redevelopment. The increase in utility expenses for comparable properties is primarily due to increases in electricity and water usage and rates at certain of our properties in the 2022 period.
Other operating expenses. Other operating expenses consist of salaries and benefit costs of property level personnel, repairs and maintenance expense, cleaning expense, other direct costs of operating our properties and property management fees. The increase in other operating expenses primarily reflects increases of $2,029 for acquired properties and $1,449 for comparable properties, offset by decreases of $1,391 related to property disposition activities and $163 for properties undergoing significant redevelopment. The increase in other operating expenses for comparable properties is primarily due to increases in certain expenses as building utilization levels begin to rise, including parking garage and cleaning expenses, as well as higher repairs and maintenance expenses at certain of our properties in the 2022 period.
Depreciation and amortization. The decrease in depreciation and amortization primarily reflects decreases of $6,972 for comparable properties, $3,449 related to property disposition activities and $51 related to properties undergoing significant redevelopment, offset by an increase of $6,854 for acquired properties. Depreciation and amortization for comparable properties declined due to certain leasing related assets becoming fully depreciated after January 1, 2021.
Loss on impairment of real estate. We recorded a $2,184 loss on impairment of real estate to reduce the carrying value of one property to its estimated fair value less costs to sell and a $14,863 loss on impairment of real estate to reduce the carrying value of one property that was held and used to its estimated fair value in the 2022 period. We recorded a $7,660 loss on impairment of real estate in the 2021 period to reduce the carrying value of two properties to their estimated fair values less costs to sell.
General and administrative. General and administrative expenses consist of fees pursuant to our business management agreement, equity compensation expense, legal and accounting fees, Trustees’ fees and expenses, securities listing and transfer agency fees and other costs relating to our status as a publicly traded company. The decrease in general and administrative expenses is primarily the result of $5,200 of accrued estimated business management incentive fees in the 2021 period, a state franchise tax refund received in the 2022 period and the expiration of an office lease in January 2021 for which we were the lessee, partially offset by an increase in base business management fees resulting from an increase in average total market capitalization in the 2022 period compared to the 2021 period.
Gain on sale of real estate. We recorded a $2,149 net gain on sale of real estate resulting from the sale of four properties in the 2022 period. We recorded a $54,004 net gain on sale of real estate resulting from the sale of two properties in the 2021 period.
Interest and other income. Interest and other income reflects interest earned, if any, on cash balances invested.
Interest expense. The decrease in interest expense is primarily due to the redemption of $610,000 of senior unsecured notes with a weighted average interest rate of 5.0% during 2021, the repayment of a $71,000 mortgage with an interest rate of 3.55% in June 2021 and higher capitalized interest in the 2022 period, partially offset by the issuance of $1,050,000 of senior unsecured notes with a weighted average interest rate of 2.9% subsequent to March 31, 2021.

Income tax expense. Income tax expense is primarily the result of operating income earned in jurisdictions where we are subject to state income taxes.
Equity in net losses of investees. Equity in net losses of investees represents our proportionate share of losses from our investments in two unconsolidated joint ventures. The increase in equity in net losses of investees is primarily due to reductions in occupied space at properties owned by our unconsolidated joint ventures in the 2022 period.
Net income (loss). Net income (loss) and net income (loss) per basic and diluted common share decreased in the 2022 period compared to the 2021 period primarily as a result of the changes noted above.
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
The following table presents the reconciliation of net income (loss) to NOI for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Net income (loss)	$(13,407)	$37,860
Equity in net losses of investees	846	396
Income tax expense	531	435
Income (loss) before income tax expense and equity in net losses of investees	(12,030)	38,691
Interest expense	27,439	28,798
Interest and other income	(1)	(5)
Gain on sale of real estate	(2,149)	(54,004)
General and administrative	5,706	11,272
Loss on impairment of real estate	17,047	7,660
Depreciation and amortization	60,469	64,087
NOI	$96,481	$96,499

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
The following table presents the reconciliation of net income (loss) to FFO and Normalized FFO for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Net income (loss)	$(13,407)	$37,860
Add (less): Depreciation and amortization:
Consolidated properties	60,469	64,087
Unconsolidated joint venture properties	762	1,006
Loss on impairment of real estate	17,047	7,660
Gain on sale of real estate	(2,149)	(54,004)
FFO	62,722	56,609
Add: Estimated business management incentive fees	—	5,200
Normalized FFO	$62,722	$61,809

Weighted average common shares outstanding (basic)	48,243	48,161
Weighted average common shares outstanding (diluted)	48,243	48,196

FFO per common share (basic)	$1.30	$1.18
FFO per common share (diluted)	$1.30	$1.17
Normalized FFO per common share (basic and diluted)	$1.30	$1.28
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
On April 14, 2022, we announced a regular quarterly cash distribution of $0.55 per common share ($2.20 per common share per year). We determine our distribution payout ratio with consideration for our expected capital expenditures as well as cash flows from operations and debt obligations.
We expect to accretively grow our property portfolio through our capital recycling program, pursuant to which we plan to selectively sell certain properties from time to time to fund future acquisitions and to manage leverage at levels we believe appropriate with a goal of (1) improving the asset quality of our portfolio by reducing the average age of our properties, lengthening the weighted average term of our leases and increasing the likelihood of retaining our tenants and (2) increasing our cash available for distribution. During the three months ended March 31, 2022, we sold four properties for an aggregate sales price of $29,470, excluding closing costs. In addition, we continue to evaluate our portfolio for opportunities to strategically recycle capital and are currently in various stages of marketing for sale more than 30 properties containing over 3,000,000 rentable square feet. As of April 27, 2022, we have also entered into agreements to sell two properties for an aggregate sales price of $38,300, excluding closing costs. We continue to carefully consider our capital allocation strategy and believe we are well positioned to opportunistically recycle and deploy capital.
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
The following is a summary of our sources and uses of cash flows for the periods presented, as reflected in our condensed consolidated statements of cash flows:

	Three Months Ended March 31,
	2022	2021
Cash, cash equivalents and restricted cash at beginning of period	$84,515	$56,855
Net cash provided by (used in):
Operating activities	50,266	57,942
Investing activities	(8,784)	113,896
Financing activities	(26,939)	(27,218)
Cash, cash equivalents and restricted cash at end of period	$99,058	$201,475
The decrease in cash provided by operating activities for the 2022 period compared to the 2021 period was primarily a result of unfavorable changes in working capital in the 2022 period. The increase in cash used in investing activities in the 2022 period compared to the 2021 period is primarily due to lower cash proceeds from our sales of properties in the 2022 period compared to the 2021 period and increased capital expenditures in the 2022 period related to our two redevelopment projects in Washington D.C. and Seattle, WA. Cash used in financing activities in the 2022 period was relatively unchanged compared to the 2021 period and largely relates to our quarterly dividend paid in both periods.
Our Investment and Financing Liquidity and Resources (dollar amounts in thousands, except per share amounts)
In order to fund acquisitions and to meet cash needs that may result from our desire or need to make distributions or pay operating or capital expenses, we maintain a $750,000 revolving credit facility. The maturity date of our revolving credit facility is January 31, 2023 and, subject to our payment of an extension fee and meeting certain other conditions, we have the option to extend the stated maturity date of our revolving credit facility by two additional six month periods. We can borrow, repay and reborrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity. We are required to pay interest at a rate of LIBOR plus a premium, which was 110 basis points per annum at March 31, 2022, on the amount outstanding under our revolving credit facility, if any. We also pay a facility fee on the total amount of lending commitments under our revolving credit facility, which was 25 basis points per annum at March 31, 2022. Both the interest rate premium and facility fee are subject to adjustment based upon changes to our credit ratings. As of March 31, 2022, the annual interest rate payable on borrowings under our revolving credit facility was 1.6%. As of March 31, 2022 and April 27, 2022, we had no amounts outstanding under our revolving credit facility and $750,000 available for borrowing.

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
As of March 31, 2022, our debt maturities (other than our revolving credit facility), consisting of senior unsecured notes and mortgage notes, are as follows:

Year	Debt Maturities
2022 (1)(2)	$325,212
2023	72,784
2024	350,000
2025	650,000
2026	300,000
Thereafter	912,000
Total	$2,609,996
(1)In April 2022, we prepaid, at par plus accrued interest, a mortgage note secured by one property with an outstanding principal balance of $24,863, an annual interest rate of 4.22% and a maturity date in July 2022 using cash on hand.
(2)Our $300,000 4.00% senior notes mature in July 2022. We currently have sufficient liquidity, including cash on hand and availability under our $750,000 revolving credit facility, to redeem these senior notes at, or if we elect to do so, prior to maturity.
None of our unsecured debt obligations require sinking fund payments prior to their maturity dates. Our $97,996 in mortgage debts generally require monthly payments of principal and interest through maturity.
In addition to our debt obligations, as of March 31, 2022, we have estimated unspent leasing related obligations of $128,009, of which we expect to spend $78,134 over the next 12 months.
We are currently in the process of redeveloping a property located in Washington, D.C. We currently estimate the total project costs associated with this redevelopment will be approximately $215,000 and completion of the redevelopment in the first quarter of 2023. As of March 31, 2022, we have incurred approximately $76,925 related to this project. In June 2021, we entered into a 30-year lease for approximately 230,000 rentable square feet at this property that is approximately 25.1% higher than the prior rental rate for the same space, making the redevelopment project 54% pre-leased. See Note 10 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information regarding this lease and related redevelopment costs.
We are also in the process of redeveloping a three-property campus located in Seattle, WA containing approximately 300,000 rentable square feet. This project includes the repositioning of two properties from office to life science and maintaining the third building for office use. We currently estimate the total project costs associated with this redevelopment will be approximately $144,000 and completion of the redevelopment in the second quarter of 2023. As of March 31, 2022, we have incurred approximately $6,916 related to this project.
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
During the three months ended March 31, 2022, we paid quarterly distributions to our shareholders totaling $26,634 using cash on hand. On April 14, 2022, we declared a regular quarterly distribution payable to shareholders of record on April 25, 2022 of $0.55 per share, or approximately $26,600. We expect to pay this distribution on or about May 19, 2022 using cash on hand. For more information regarding the distributions we paid and declared during 2022, see Note 8 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
We own 51% and 50% interests in two unconsolidated joint ventures which own three properties. The properties owned by these joint ventures are encumbered by an aggregate $82,000 principal amount of mortgage indebtedness, none of which is recourse to us. We do not control the activities that are most significant to these joint ventures and, as a result, we account for our investments in these joint ventures under the equity method of accounting. For more information on the financial condition and results of operations of these joint ventures, see Note 3 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. Other than these joint ventures, as of March 31, 2022, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Debt Covenants (dollars in thousands)
Our principal debt obligations at March 31, 2022 consisted of an aggregate outstanding principal balance of $2,512,000 of public issuances of senior unsecured notes and mortgage notes with an aggregate outstanding principal balance of $97,996, that were assumed in connection with certain of our acquisitions. Also, the three properties owned by two joint ventures in which we own 51% and 50% interests secure two additional mortgage notes. Our publicly issued senior unsecured notes are governed by indentures and their supplements. Our credit agreement and our senior unsecured notes indentures and their supplements provide for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, such as, in the case of our credit agreement, a change of control of us, which includes RMR ceasing to act as our business and property manager. Our credit agreement and our senior unsecured notes indentures and their supplements also contain a number of covenants, including those that restrict our ability to incur debts, including debts secured by mortgages on our properties, in excess of calculated amounts, require us to comply with certain financial covenants and, in the case of our credit agreement, restrict our ability to make distributions to our shareholders under certain circumstances. As of March 31, 2022, we believe we were in compliance with the terms and conditions of our respective covenants under our credit agreement and senior unsecured notes indentures and their supplements. Our mortgage notes are non-recourse, subject to certain limited exceptions, and do not contain any material financial covenants.
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
Related Person Transactions
We have relationships and historical and continuing transactions with RMR, RMR Inc. and others related to them. For more information about these and other such relationships and related person transactions, see Notes 9 and 10 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, our 2021 Annual Report, our definitive Proxy Statement for our 2022 Annual Meeting of Shareholders and our other filings with the SEC. In addition, see the section captioned “Risk Factors” of our 2021 Annual Report for a description of risks that may arise as a result of these and other related person transactions and relationships. We may engage in additional transactions with related persons, including businesses to which RMR or its subsidiaries provide management services.
Item 3. Quantitative and Qualitative Disclosures About Market Risk (dollar amounts in thousands, except per share data)
We are exposed to risks associated with market changes in interest rates. We manage our exposure to this market risk by monitoring available financing alternatives. Our strategy to manage exposure to changes in interest rates has not materially changed since December 31, 2021. Other than as described below, we do not currently foresee any significant changes in our exposure to fluctuations in interest rates or in how we manage this exposure in the near future.
Fixed Rate Debt
At March 31, 2022, our outstanding fixed rate debt consisted of the following:

Debt	Principal Balance (1)	Annual Interest Rate (1)	Annual Interest Expense (1)	Maturity	Interest Payments Due
Senior unsecured notes	$300,000	4.000%	$12,000	2022	Semi-annually
Senior unsecured notes	350,000	4.250%	14,875	2024	Semi-annually
Senior unsecured notes	650,000	4.500%	29,250	2025	Semi-annually
Senior unsecured notes	300,000	2.650%	7,950	2026	Semi-annually
Senior unsecured notes	350,000	2.400%	8,400	2027	Semi-annually
Senior unsecured notes	400,000	3.450%	13,800	2031	Semi-annually
Senior unsecured notes	162,000	6.375%	10,328	2050	Quarterly
Mortgage note (one property in Washington, D.C.) (2)	24,863	4.220%	1,049	2022	Monthly
Mortgage note (one property in Chicago, IL)	50,000	3.700%	1,850	2023	Monthly
Mortgage note (one property in Washington, D.C.)	23,133	4.800%	1,110	2023	Monthly
Total	$2,609,996		$100,612
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
(2)In April 2022, this mortgage note was prepaid at par plus accrued interest.
Our senior unsecured notes require semi-annual or quarterly interest payments through maturity. Our mortgages generally require principal and interest payments through maturity pursuant to amortization schedules. Because these debts require interest to be paid at a fixed rate, changes in market interest rates during the term of these debts will not affect our interest obligations. If these debts were refinanced at interest rates which are one percentage point higher or lower than shown above, our annual interest cost would increase or decrease by approximately $26,100.
Changes in market interest rates also would affect the fair value of our fixed rate debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt. Based on the balances outstanding at March 31, 2022, and discounted cash flow analyses through the respective maturity dates, and assuming no other changes in factors that may affect the fair value of our fixed rate debt obligations, a hypothetical immediate one percentage point increase in interest rates would change the fair value of those obligations by approximately $105,623.
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

At March 31, 2022, we had noncontrolling ownership interests of 51% and 50% in two unconsolidated joint ventures that own three properties that are secured by fixed rate debt consisting of the following mortgage notes:

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
Floating Rate Debt
At March 31, 2022, we had no outstanding floating rate debt under our revolving credit facility. Our revolving credit facility matures on January 31, 2023 and, subject to the payment of an extension fee and meeting certain other conditions, we have the option to extend the stated maturity by two six month periods. No principal repayments are required under our revolving credit facility prior to maturity, and we can borrow, repay and reborrow funds available under our revolving credit facility, subject to conditions, at any time without penalty.
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
The following table presents the impact a one percentage point increase in interest rates would have on our annual floating rate interest expense as of March 31, 2022 if we were fully drawn on our revolving credit facility:

	Impact of an Increase in Interest Rates
	Annual Interest Rate (1)	Outstanding Debt	Total Interest Expense Per Year	Annual Earnings Per Share Impact (2)
At March 31, 2022	1.6%	$750,000	$12,000	$0.25
One percentage point increase	2.6%	$750,000	$19,500	$0.40

(1)Based on LIBOR plus a premium, which was 110 basis points per annum, as of March 31, 2022.
(2)Based on the weighted average shares outstanding (diluted) for the three months ended March 31, 2022.
The foregoing table shows the impact of an immediate increase in floating interest rates as of March 31, 2022. If interest rates were to increase gradually over time, the impact would be spread over time. Our exposure to fluctuations in floating interest rates will increase or decrease in the future with increases or decreases in the outstanding amount under our revolving credit facility or our other floating rate debt, if any. Although we have no present plans to do so, we may in the future enter into hedge arrangements from time to time to mitigate our exposure to changes in interest rates.
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
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
•Our expectation that we benefit from our relationships with RMR,
•The credit qualities of our tenants,
•Our qualification for taxation as a REIT,
•Changes in federal or state tax laws, and
•Other matters.
Our actual results may differ materially from those contained in or implied by our forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors, some of which are beyond our control. Risks, uncertainties and other factors that could have a material adverse effect on our forward-looking statements and upon our business, results of operations, financial condition, FFO, Normalized FFO, NOI, cash flows, liquidity and prospects include, but are not limited to:
•The impact of conditions in the economy, including the COVID-19 pandemic and its aftermath and inflation, and the capital markets on us and our tenants,
•Competition within the real estate industry, particularly in those markets in which our properties are located,
•The impact of changes in the real estate needs and financial conditions of our tenants,
•Compliance with, and changes to, federal, state and local laws and regulations, accounting rules, tax laws and similar matters,
•The impact of any U.S. government shutdown on our ability to collect rents or pay our operating expenses, debt obligations and distributions to shareholders on a timely basis,
•Actual and potential conflicts of interest with our related parties, including our Managing Trustees, RMR, Sonesta and others affiliated with them,
•Limitations imposed on our business and our ability to satisfy complex rules in order for us to maintain our qualification for taxation as a REIT for U.S. federal income tax purposes, and
•Acts of terrorism, war or other hostilities, outbreaks of pandemics, including the COVID-19 pandemic, or other manmade or natural disasters beyond our control.
For example:
•Our ability to make or sustain distributions to our shareholders and to make payments of principal and interest on our indebtedness depends upon a number of factors, including our receipt of rent from our tenants, our future earnings, the capital costs we incur to lease our properties and our working capital requirements. We may be unable to pay our debt obligations or to maintain our current rate of distributions on our common shares and future distributions may be reduced or eliminated,

•Our ability to grow our business and increase our distributions depends in large part upon our ability to buy properties and lease them for rents, less their property operating costs, that exceed our capital costs. We may be unable to identify properties that we want to acquire, and we may fail to reach agreement with the sellers and complete the purchases of any properties we want to acquire. In addition, any properties we may acquire may not provide us with rents less property operating costs that exceed our capital costs or achieve our expected returns,
•We may fail to maintain, or we may elect to change our distribution rate. Our Board of Trustees considers many factors when setting distribution rates, including our historical and projected income, Normalized FFO, cash available for distribution, the then current and expected needs and availability of cash to pay our obligations and fund our investments, distributions which may be required to be paid to maintain our qualification for taxation as a REIT and other factors deemed relevant by our Board of Trustees. Accordingly, future distribution rates may be increased or decreased and there is no assurance as to the rate at which future distributions will be paid,
•We expect to selectively sell properties from time to time when we determine our continued ownership or ongoing required capital expenditures will not achieve desired returns or when we believe we can successfully pursue more desirable opportunities than retaining those properties. We cannot be sure we will sell any of these properties or what the terms of any sales may be or that we will acquire replacement properties that improve our asset quality or our ability to increase our distributions to shareholders,
•We may not receive the amounts we expect for properties we seek to sell,
•We may not succeed in managing leverage at levels we believe are appropriate,
•Some of our tenants may not renew expiring leases or they may exercise their rights, if any, to vacate their space before the stated expirations of their leases, and we may be unable to obtain new tenants to maintain or increase the historical occupancy rates of, or rents from, our properties,
•Rents that we can charge at our properties may decline upon renewals or expirations because of changing market conditions or otherwise,
•Leasing for some of our properties depends on a single or majority tenant and we may be adversely affected by the bankruptcy, insolvency, a downturn of business or a lease termination of such single or majority tenant at these properties,
•Our belief that there is a likelihood that tenants may renew or extend our leases prior to their expirations whenever they have made significant investments in the leased properties, or because those properties may be of strategic importance to them, may not be realized,
•Our belief that our recent leasing activity and negotiations for vacant or expiring space may suggest that there is an improving demand environment for office space may be incorrect or the demand for office space may decrease,
•Overall new leasing volume may remain volatile. In addition, if the COVID-19 pandemic and current inflationary conditions continue for an extended period or worsen, our tenants may become unable to pay rent or they may elect to not renew their leases with us. Further, some of our government leases provide the tenant with certain rights to terminate their lease early. Budgetary and other fiscal pressures may result in some governmental tenants terminating their leases early or not renewing their leases. In addition, the COVID-19 pandemic has caused changes in workplace practices, including increased remote work arrangements. To the extent those practices become permanent or increased, leasing demand for office space may decline. As a result of these factors, our tenant retention levels could decline and we may experience reduced rent or incur increased costs under future new or renewal leases,
•Our belief that we are well positioned to opportunistically recycle and deploy capital may not be realized. We may fail to identify and execute on opportunities to deploy capital and any deployment of capital we may make may not result in the returns that we expect,
•Our perception that activity prior to the outbreak of the COVID-19 pandemic suggested that the government had begun to shift its leasing strategy to include longer term leases and that the government was actively exploring 10 to 20 year lease terms at renewal, in some instances, may mistakenly imply that these activities are indicative of a trend or broader change in government leasing strategy or practices that will recommence after the COVID-19 pandemic ends. Further, even if such a trend or change were to recommence, that trend or change may not be sustained by the government,

•Contingencies in our acquisition and sale agreements, if any, may not be satisfied and any expected acquisitions and sales and any related lease arrangements we expect to enter may not occur, may be delayed or the terms of such transactions or arrangements may change,
•We expect to pursue accretively growing our property portfolio. However, we may not succeed in making acquisitions that are accretive and future acquisitions could be dilutive,
•The competitive advantages we believe we have may not in fact exist or provide us with the advantages we expect. We may fail to maintain any of these advantages or our competition may obtain or increase their competitive advantages relative to us,
•We intend to conduct our business activities in a manner that will afford us reasonable access to capital for investment and financing activities. However, we may not succeed in this regard and we may not have reasonable access to capital,
•Continued availability of borrowings under our revolving credit facility is subject to our satisfying certain financial covenants and other credit facility conditions that we may be unable to satisfy,
•Actual costs under our revolving credit facility will be higher than the stated rate plus a premium because of fees and expenses associated with such debt,
•The interest rates payable under our floating rate debt obligations depend upon our credit ratings. If our credit ratings are downgraded, our borrowing costs will increase,
•Our ability to access debt capital and the cost of our debt capital will depend in part on our credit ratings. If our credit ratings are downgraded, we may not be able to access debt capital or the debt capital we can access may be expensive,
•We may be unable to repay our debt obligations when they become due,
•The maximum borrowing availability under our revolving credit facility may be increased to up to $1.95 billion in certain circumstances; however, increasing the maximum borrowing availability under our revolving credit facility is subject to our obtaining additional commitments from lenders, which may not occur,
•We have the option to extend the maturity date of our revolving credit facility upon payment of a fee and meeting other conditions; however, the applicable conditions may not be met,
•We may incur significant costs to prepare a property for tenancy, particularly for single or majority tenant properties,
•We may spend more for capital expenditures than we currently expect or than we had planned when the project was commenced, including as a result of inflation, supply chain challenges or otherwise, and we plan to spend more for capital expenditures than we have in the past,
•We may fail to obtain development rights or entitlements that we may seek for development and other projects we may wish to conduct at our properties,
•Our existing joint ventures and any additional joint ventures we may enter into in the future may not be successful,
•Any development, redevelopment or repositioning projects we undertake may be unsuccessful, may require greater capital expenditures or other costs than we project or may take significant time to complete, including as a result of inflation, supply chain challenges or otherwise,
•We believe that we are well positioned to weather the present COVID-19 pandemic conditions in the economy and the real estate industry. However, the full extent of the future impact of the COVID-19 pandemic to us is unknown and we may not realize similar or better operating results in the future,
•The business and property management agreements between us and RMR have continuing 20 year terms. However, those agreements permit early termination in certain circumstances. Accordingly, we cannot be sure that these agreements will remain in effect for continuing 20 year terms,
•We expect that we will benefit from RMR’s Environmental, Social and Governance, or ESG, program and initiatives. However, we may not realize the benefits we expect from such program and initiatives and we or RMR may not succeed in meeting existing or future standards regarding ESG,

•We believe that our relationships with our related parties, including RMR, Sonesta and others affiliated with them, may benefit us and provide us with competitive advantages in operating and growing our business. However, the advantages we believe we may realize from these relationships may not materialize, and
•It is difficult to accurately estimate leasing related obligations and costs of property development, redevelopment or repositioning and tenant improvement costs. Our unspent leasing related obligations and development, redevelopment or repositioning costs may cost more and may take longer to complete than we currently expect or than we planned when the project was commenced, and we may incur increased amounts for these and similar purposes in the future.
Currently unexpected results could occur due to many different circumstances, some of which are beyond our control, such as the COVID-19 pandemic and its aftermath, economic conditions, including high inflation, changes in our tenants’ needs for leased space, the ability of the U.S. and state governments to approve spending bills to fund their obligations, acts of terrorism, war or other hostilities, natural disasters, climate change and climate related events or changes in capital markets or the economy generally.
The information contained elsewhere in this Quarterly Report on Form 10-Q and our 2021 Annual Report, or in our other filings with the SEC, including under the caption “Risk Factors”, or incorporated herein or therein, identifies other important factors that could cause differences from our forward-looking statements. Our filings with the SEC are available on the SEC’s website at www.sec.gov.
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
Part II. Other Information
Item 1A. Risk Factors
There have been no material changes to the risk factors from those previously disclosed in our 2021 Annual Report.
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

4.6
Fourth Supplemental Indenture, dated as of August 13, 2021, between the Company and U.S. Bank National Association, relating to the Company’s 2.400% Senior Notes due 2027, including form thereof. (Incorporated by reference to the Company's Quarterly Report on Form 10Q for the quarter ended September 30, 2021.)

4.7
Fifth Supplemental Indenture, dated as of September 28, 2021, between the Company and U.S. Bank National Association, relating to the Company’s 3.450% Senior Notes due 2031, including form thereof. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2021.)

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
Dated: April 28, 2022

By:	/s/ Matthew C. Brown
Matthew C. Brown
Chief Financial Officer and Treasurer
(principal financial officer and principal accounting officer)
Dated: April 28, 2022