Form 10-Q
period 2022-06-30
OFFICE PROPERTIES INCOME TRUST
filed 2022-07-28
CIK 1456772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Number of registrant’s common shares of beneficial interest, $.01 par value per share, outstanding as of July 27, 2022: 48,455,075

OFFICE PROPERTIES INCOME TRUST

FORM 10-Q

June 30, 2022

References in this Quarterly Report on Form 10-Q to “the Company”, “OPI”, “we”, “us” or “our” include Office Properties Income Trust and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

PART I.    Financial Information
Item 1.    Financial Statements
OFFICE PROPERTIES INCOME TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)
(unaudited)

	June 30, 2022	December 31, 2021
ASSETS
Real estate properties:
Land	$827,861	$874,108
Buildings and improvements	2,995,508	3,036,978
Total real estate properties, gross	3,823,369	3,911,086
Accumulated depreciation	(515,619)	(495,912)
Total real estate properties, net	3,307,750	3,415,174
Assets of properties held for sale	100,816	26,598
Investments in unconsolidated joint ventures	35,310	34,838
Acquired real estate leases, net	424,865	505,629
Cash and cash equivalents	26,006	83,026
Restricted cash	1,743	1,489
Rents receivable	103,361	112,886
Deferred leasing costs, net	59,798	53,883
Other assets, net	3,009	8,160
Total assets	$4,062,658	$4,241,683

LIABILITIES AND SHAREHOLDERS’ EQUITY
Unsecured revolving credit facility	$230,000	$—
Senior unsecured notes, net	2,184,073	2,479,772
Mortgage notes payable, net	72,936	98,178
Liabilities of properties held for sale	3,453	594
Accounts payable and other liabilities	134,510	142,609
Due to related persons	6,668	6,787
Assumed real estate lease obligations, net	15,568	17,034
Total liabilities	2,647,208	2,744,974

Commitments and contingencies

Shareholders’ equity:
Common shares of beneficial interest, $0.01 par value: 200,000,000 shares authorized, 48,455,075 and 48,425,665 shares issued and outstanding, respectively	485	484
Additional paid in capital	2,618,640	2,617,169
Cumulative net income	146,252	175,715
Cumulative common distributions	(1,349,927)	(1,296,659)
Total shareholders’ equity	1,415,450	1,496,709
Total liabilities and shareholders’ equity	$4,062,658	$4,241,683

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OFFICE PROPERTIES INCOME TRUST
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(amounts in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Rental income	$141,316	$137,099	$288,670	$281,623

Expenses:
Real estate taxes	16,583	15,912	33,228	32,066
Utility expenses	5,820	5,310	12,685	11,742
Other operating expenses	26,497	24,898	53,860	50,337
Depreciation and amortization	57,536	55,371	118,005	119,458
Loss on impairment of real estate	4,773	48,197	21,820	55,857
Acquisition and transaction related costs	224	—	224	—
General and administrative	7,083	12,970	12,789	24,242
Total expenses	118,516	162,658	252,611	293,702

Gain (loss) on sale of real estate	(11,637)	114	(9,488)	54,118
Interest and other income	16	2	17	7
Interest expense (including net amortization of debt premiums, discounts and issuance costs of $2,366, $2,492, $4,770 and $4,924, respectively)	(26,515)	(29,001)	(53,954)	(57,799)
Loss on early extinguishment of debt	(77)	(11,794)	(77)	(11,794)
Loss before income tax (expense) benefit and equity in net losses of investees	(15,413)	(66,238)	(27,443)	(27,547)
Income tax (expense) benefit	190	121	(341)	(314)
Equity in net losses of investees	(833)	(580)	(1,679)	(976)
Net loss	$(16,056)	$(66,697)	$(29,463)	$(28,837)

Weighted average common shares outstanding (basic and diluted)	48,249	48,165	48,246	48,163

Per common share amounts (basic and diluted):
Net loss	$(0.33)	$(1.38)	$(0.61)	$(0.60)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OFFICE PROPERTIES INCOME TRUST
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(dollars in thousands)
(unaudited)

	Number of Shares	Common Shares	Additional Paid In Capital	Cumulative Net Income	Cumulative Common Distributions	Total Shareholders’ Equity
Balance at December 31, 2021	48,425,665	$484	$2,617,169	$175,715	$(1,296,659)	$1,496,709
Share grants	—	—	415	—	—	415
Share forfeitures	(400)	—	(1)	—	—	(1)
Net loss	—	—	—	(13,407)	—	(13,407)
Distributions to common shareholders	—	—	—	—	(26,634)	(26,634)
Balance at March 31, 2022	48,425,265	484	2,617,583	162,308	(1,323,293)	1,457,082
Share grants	31,500	1	1,078	—	—	1,079
Share forfeitures and repurchases	(1,690)	—	(21)	—	—	(21)
Net loss	—	—	—	(16,056)	—	(16,056)
Distributions to common shareholders	—	—	—	—	(26,634)	(26,634)
Balance at June 30, 2022	48,455,075	$485	$2,618,640	$146,252	$(1,349,927)	$1,415,450

Balance at December 31, 2020	48,318,366	$483	$2,615,305	$183,895	$(1,190,291)	$1,609,392
Share grants	—	—	321	—	—	321
Net income	—	—	—	37,860	—	37,860
Distributions to common shareholders	—	—	—	—	(26,575)	(26,575)
Balance at March 31, 2021	48,318,366	483	2,615,626	221,755	(1,216,866)	1,620,998
Share grants	28,000	—	1,176	—	—	1,176
Share repurchases	(12,009)	—	(352)	—	—	(352)
Net loss	—	—	—	(66,697)	—	(66,697)
Distributions to common shareholders	—	—	—	—	(26,575)	(26,575)
Balance at June 30, 2021	48,334,357	$483	$2,616,450	$155,058	$(1,243,441)	$1,528,550
`

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OFFICE PROPERTIES INCOME TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(29,463)	$(28,837)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	49,455	43,313
Net amortization of debt premiums, discounts and issuance costs	4,770	4,924
Amortization of acquired real estate leases	65,691	74,301
Amortization of deferred leasing costs	4,096	3,766
(Gain) loss on sale of real estate	9,488	(54,118)
Loss on impairment of real estate	21,820	55,857
Loss on early extinguishment of debt	77	9,294
Straight line rental income	(5,461)	(9,204)
Other non-cash expenses, net	943	952
Equity in net losses of investees	1,679	976
Change in assets and liabilities:
Rents receivable	6,770	15,206
Deferred leasing costs	(15,194)	(8,764)
Other assets	4,821	3,986
Accounts payable and other liabilities	(10,460)	(6,044)
Due to related persons	(119)	11,768
Net cash provided by operating activities	108,913	117,376

CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate acquisitions	—	(535,902)
Real estate improvements	(89,144)	(31,303)
Distributions in excess of earnings from unconsolidated joint ventures	51	306
Contributions to unconsolidated joint ventures	(2,202)	—
Proceeds from sale of properties, net	74,183	166,432
Net cash used in investing activities	(17,112)	(400,467)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of mortgage notes payable	(25,283)	(71,939)
Repayment of senior unsecured notes	(300,000)	(310,000)
Proceeds from issuance of senior unsecured notes, net	—	297,699
Borrowings on unsecured revolving credit facility	230,000	420,000
Repayments on unsecured revolving credit facility	—	(35,000)
Payment of debt issuance costs	—	(941)
Repurchase of common shares	(16)	(352)
Distributions to common shareholders	(53,268)	(53,150)
Net cash (used in) provided by financing activities	(148,567)	246,317

Decrease in cash, cash equivalents and restricted cash	(56,766)	(36,774)
Cash, cash equivalents and restricted cash at beginning of period	84,515	56,855
Cash, cash equivalents and restricted cash at end of period	$27,749	$20,081
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OFFICE PROPERTIES INCOME TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(dollars in thousands)
(unaudited)

	Six Months Ended June 30,
	2022	2021
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$56,490	$53,722
Income taxes paid	$283	$287

NON-CASH INVESTING ACTIVITIES:
Real estate improvements accrued, not paid	$25,706	$18,472
Real estate acquisitions	$—	$(13,031)
Capitalized interest	$1,600	$150

SUPPLEMENTAL DISCLOSURE OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows:

	As of June 30,
	2022	2021
Cash and cash equivalents	$26,006	$18,667
Restricted cash (1)	1,743	1,414
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$27,749	$20,081
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
Note 2. Per Common Share Amounts
We calculate basic earnings per common share using the two class method. We calculate diluted earnings per share using the more dilutive of the two class method or the treasury stock method. Unvested share awards and other potentially dilutive common shares, together with the related impact on earnings, are considered when calculating diluted earnings per share. For the three and six months ended June 30, 2022 and 2021, there were no dilutive common shares.
Note 3. Real Estate Properties
As of June 30, 2022, our wholly owned properties were comprised of 172 properties containing approximately 22,491,000 rentable square feet, with an undepreciated carrying value of $3,918,825, including $95,456 classified as held for sale. We also had noncontrolling ownership interests of 51% and 50% in two unconsolidated joint ventures that own three properties containing approximately 444,000 rentable square feet. We generally lease space at our properties on a gross lease, modified gross lease or net lease basis pursuant to fixed term contracts expiring between 2022 and 2053. Some of our leases generally require us to pay all or some property operating expenses and to provide all or most property management services. During the three months ended June 30, 2022, we entered into 18 leases for approximately 679,000 rentable square feet for a weighted (by rentable square feet) average lease term of 9.2 years and we made commitments for approximately $37,369 of leasing related costs. During the six months ended June 30, 2022, we entered into 39 leases for approximately 1,251,000 rentable square feet for a weighted (by rentable square feet) average lease term of 9.9 years and we made commitments for approximately $70,117 of leasing related costs. As of June 30, 2022, we have estimated unspent leasing related obligations of $130,726.
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

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)
(unaudited)
Disposition Activities
During the six months ended June 30, 2022, we sold six properties containing approximately 778,000 rentable square feet for an aggregate sales price of $77,720, excluding closing costs. The sales of these properties, as presented in the table below, do not represent significant dispositions, individually or in the aggregate, nor do they represent a strategic shift in our business. As a result, the results of operations of these properties are included in continuing operations through the date of sale in our condensed consolidated statements of comprehensive income (loss).

Date of Sale	Number of Properties	Location	Rentable Square Feet	Gross Sales Price (1)	Gain (Loss) on Sale of Real Estate
January 2022	1	Rockville, MD	129,000	$6,750	$(72)
February 2022	2	Chesapeake, VA	172,000	18,945	2,296
March 2022	1	Milwaukee, WI	29,000	3,775	(75)
May 2022	1	Holtsville, NY	264,000	28,500	1,900
June 2022	1	Fairfax, VA	184,000	19,750	(13,537)
	6		778,000	$77,720	$(9,488)
(1)Gross sales price is the gross contract price, excluding closing costs.
As of June 30, 2022, we had 11 properties containing approximately 1,408,000 rentable square feet classified as held for sale in our condensed consolidated balance sheet, ten of which have been sold or are under agreement to sell for an aggregate sales price of $119,600 and are summarized below:

Date of Sale Agreement	Number of Properties	Location	Rentable Square Feet	Gross Sales Price (1)	Loss on Impairment of Real Estate
March 2022	1	Houston, TX (2)	206,000	$9,800	$15,278
June 2022	2	Chesapeake, VA	214,000	24,000	649
June 2022	3	Birmingham, AL	448,000	16,050	3,709
July 2022	1	Kapolei, HI (3)	109,000	4,000	—
July 2022	2	Everett, WA	112,000	31,500	—
July 2022	1	Salem, OR	233,000	34,250	—
	10		1,322,000	$119,600	$19,636
(1)Gross sales price is the gross contract price, excluding closing costs.
(2)The sale of this property was completed in July 2022.
(3)This property is a leasable land parcel.
During the six months ended June 30, 2022, we also recorded a $2,184 loss on impairment of real estate to adjust the carrying value of one additional property that was classified as held for sale to its estimated fair value less costs to sell. The pending sales in the preceding table are subject to conditions; accordingly, we cannot be sure that we will complete these sales or that these sales will not be delayed or the terms will not change.

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)
(unaudited)
Unconsolidated Joint Ventures
We own interests in two joint ventures that own three properties. We account for these investments under the equity method of accounting. As of June 30, 2022 and December 31, 2021, our investments in unconsolidated joint ventures consisted of the following:

		OPI Carrying Value of Investments at
Joint Venture	OPI Ownership	June 30, 2022	December 31, 2021	Number of Properties	Location	Rentable Square Feet
Prosperity Metro Plaza	51%	$20,006	$20,672	2	Fairfax, VA	329,000
1750 H Street, NW	50%	15,304	14,166	1	Washington, D.C.	115,000
Total		$35,310	$34,838	3		444,000
The following table provides a summary of the mortgage debt of our two unconsolidated joint ventures:

Joint Venture	Interest Rate (1)	Maturity Date	Principal Balance at June 30, 2022 and December 31, 2021 (2)
Prosperity Metro Plaza	4.09%	12/1/2029	$50,000
1750 H Street, NW	3.69%	8/1/2024	32,000
Weighted Average / Total	3.93%		$82,000
(1)Includes the effect of mark to market purchase accounting.
(2)Reflects the entire balance of the debt secured by the properties and is not adjusted to reflect the interests in the joint ventures we do not own. None of the debt is recourse to us.
At June 30, 2022, the aggregate unamortized basis difference of our two unconsolidated joint ventures of $6,734 is primarily attributable to the difference between the amount we paid to purchase our interest in these joint ventures, including transaction costs, and the historical carrying value of the net assets of these joint ventures. This difference is being amortized over the remaining useful life of the related properties and the resulting amortization expense is included in equity in net losses of investees in our condensed consolidated statements of comprehensive income (loss).
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
We increased rental income to record revenue on a straight line basis by $2,775 and $3,847 for the three months ended June 30, 2022 and 2021, respectively, and $5,461 and $9,204 for the six months ended June 30, 2022 and 2021, respectively. Rents receivable, excluding properties classified as held for sale, include $86,379 and $82,978 of straight line rent receivables at June 30, 2022 and December 31, 2021, respectively.
We do not include in our measurement of our lease receivables certain variable payments, including payments determined by changes in the index or market-based indices after the inception of the lease, certain tenant reimbursements and other income until the specific events that trigger the variable payments have occurred. Such payments totaled $22,101 and $44,637 for the three and six months ended June 30, 2022, respectively, of which tenant reimbursements totaled $21,009 and $42,484, respectively. For the three and six months ended June 30, 2021, such payments totaled $17,488 and $36,348, respectively, of which tenant reimbursements totaled $16,639 and $34,442, respectively.

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)
(unaudited)
Note 5. Concentration
Tenant and Credit Concentration
We define annualized rental income as the annualized contractual base rents from our tenants pursuant to our lease agreements as of the measurement date, plus straight line rent adjustments and estimated recurring expense reimbursements to be paid to us, and excluding lease value amortization. As of June 30, 2022, the U.S. government, 11 state governments and four other government tenants combined were responsible for approximately 28.4% of our annualized rental income. As of June 30, 2021, the U.S. government, 11 state governments and four other government tenants combined were responsible for approximately 31.9% of our annualized rental income. The U.S. government is our largest tenant by annualized rental income and represented approximately 18.5% and 22.0% of our annualized rental income as of June 30, 2022 and 2021, respectively.
Geographic Concentration
At June 30, 2022, our 172 wholly owned properties were located in 32 states and the District of Columbia. Properties located in Virginia, California, Illinois, the District of Columbia and Georgia were responsible for approximately 11.8%, 11.3%, 10.5%, 10.2% and 8.7% of our annualized rental income as of June 30, 2022, respectively.
Note 6. Indebtedness
Our principal debt obligations at June 30, 2022 were: (1) $230,000 of outstanding borrowings under our $750,000 unsecured revolving credit facility; (2) $2,212,000 aggregate outstanding principal amount of senior unsecured notes; and (3) $73,018 aggregate outstanding principal amount of mortgage notes.
Our $750,000 revolving credit facility is governed by a credit agreement, or our credit agreement, with a syndicate of institutional lenders that includes a feature under which the maximum aggregate borrowing availability may be increased to up to $1,950,000 in certain circumstances. Our revolving credit facility is available for general business purposes, including acquisitions. The maturity date of our revolving credit facility is January 31, 2023 and, subject to our payment of an extension fee and meeting certain other conditions, we have the option to extend the stated maturity date of our revolving credit facility by two additional six month periods. We can borrow, repay and reborrow funds available under our revolving credit facility until maturity and no principal repayment is due until maturity. We are required to pay interest at a rate of LIBOR plus a premium, which was 110 basis points per annum at June 30, 2022, on the amount outstanding under our revolving credit facility. We also pay a facility fee on the total amount of lending commitments under our revolving credit facility, which was 25 basis points per annum at June 30, 2022. Both the interest rate premium and facility fee are subject to adjustment based upon changes to our credit ratings. As of June 30, 2022 and December 31, 2021, the annual interest rate payable on borrowings under our revolving credit facility was 2.4% and 1.2%, respectively. The weighted average annual interest rate for borrowings under our revolving credit facility was 2.4% for the three and six months ended June 30, 2022 and 1.2% for the three and six months ended June 30, 2021. As of June 30, 2022 and July 27, 2022, we had $230,000 and $200,000, respectively, outstanding under our revolving credit facility, and $520,000 and $550,000, respectively, available for borrowing.
Our credit agreement and senior unsecured notes indentures and their supplements provide for acceleration of payment of all amounts due thereunder upon the occurrence and continuation of certain events of default, such as, in the case of our credit agreement, a change of control of us, which includes The RMR Group LLC, or RMR, ceasing to act as our business and property manager. Our credit agreement and senior unsecured notes indentures and their supplements also contain covenants, including covenants that restrict our ability to incur debts, require us to comply with certain financial covenants and, in the case of our credit agreement, restrict our ability to make distributions under certain circumstances. We believe we were in compliance with the terms and conditions of the respective covenants under our credit agreement and senior unsecured notes indentures and their supplements at June 30, 2022.
Mortgage Note Prepayment
In April 2022, we prepaid, at par plus accrued interest, a mortgage note secured by one property with an outstanding principal balance of $24,863, an annual interest rate of 4.22% and a maturity date in July 2022.

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)
(unaudited)
Senior Unsecured Note Redemption
In June 2022, we redeemed, at par plus accrued interest, all $300,000 of our 4.00% senior unsecured notes due July 2022. As a result of this redemption, we recognized a loss on early extinguishment of debt of $77 during the six months ended June 30, 2022, from the write off of unamortized discounts and debt issuance costs.
At June 30, 2022, two of our properties with an aggregate net book value of $126,295 were encumbered by mortgage notes with an aggregate principal amount of $73,018. Our mortgage notes are non-recourse, subject to certain limited exceptions and do not contain any material financial covenants.
Note 7. Fair Value of Assets and Liabilities
The following table presents certain of our assets measured at fair value at June 30, 2022, categorized by the level of inputs, as defined in the fair value hierarchy under GAAP, used in the valuation of each asset:

		Fair Value at Reporting Date Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Non-recurring Fair Value Measurements Assets
Assets of properties held for sale (1)(2)	$52,350	$—	$49,850	$2,500
(1)We recorded impairment charges totaling $19,636 to reduce the carrying value of six properties in our condensed consolidated balance sheet to their estimated fair values, less estimated costs to sell of $819, based on negotiated sales prices with third party buyers (Level 2 inputs as defined in the fair value hierarchy under GAAP). See Note 3 for more information.
(2)We recorded an impairment charge of $2,184 to reduce the carrying value of one property that is classified as held for sale in our condensed consolidated balance sheet to its estimated fair value, less estimated costs to sell of $138, based on third party offers (Level 3 inputs as defined in the fair value hierarchy under GAAP). See Note 3 for more information.
In addition to the assets described in the table above, our financial instruments include our cash and cash equivalents, restricted cash, rents receivable, accounts payable, a revolving credit facility, senior unsecured notes, mortgage notes payable, amounts due to related persons, other accrued expenses and security deposits. At June 30, 2022 and December 31, 2021, the fair values of our financial instruments approximated their carrying values in our condensed consolidated financial statements, due to their short term nature or floating interest rates, except as follows:

	As of June 30, 2022		As of December 31, 2021
Financial Instrument	Carrying Value (1)	Fair Value	Carrying Value (1)	Fair Value
Senior unsecured notes, 4.00% interest rate, due in 2022 (2)	$—	$—	$299,500	$304,148
Senior unsecured notes, 4.25% interest rate, due in 2024	345,722	340,008	344,581	365,449
Senior unsecured notes, 4.50% interest rate, due in 2025	641,094	623,292	639,370	687,749
Senior unsecured notes, 2.650% interest rate, due in 2026	297,526	255,234	297,213	298,502
Senior unsecured notes, 2.400% interest rate, due in 2027	347,156	287,004	346,845	339,764
Senior unsecured notes, 3.450% interest rate, due in 2031	395,961	300,416	395,744	388,458
Senior unsecured notes, 6.375% interest rate, due in 2050	156,614	158,760	156,519	177,098
Mortgage notes payable (3)	72,936	72,313	98,178	100,294
Total	$2,257,009	$2,037,027	$2,577,950	$2,661,462

(1)Includes unamortized debt premiums, discounts and issuance costs totaling $28,009 and $32,351 as of June 30, 2022 and December 31, 2021, respectively.
(2)These senior notes were redeemed in June 2022.
(3)Balance as of December 31, 2021 includes a mortgage note secured by one property with an outstanding principal balance of $25,055 that was prepaid in April 2022.

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
Note 8. Shareholders’ Equity
Share Awards
On June 16, 2022, in accordance with our Trustee compensation arrangements, we awarded to each of our nine Trustees 3,500 of our common shares, valued at $18.84 per share, the closing price of our common shares on Nasdaq on that day.

Share Purchases
During the six months ended June 30, 2022, we purchased an aggregate of 790 of our common shares valued at a weighted average share price of $20.59 per share, from one of our Trustees and a former employee of RMR in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of our common shares.

Distributions
During the six months ended June 30, 2022, we declared and paid regular quarterly distributions to common shareholders as follows:

Declaration Date	Record Date	Paid Date	Distributions Per Common Share	Total Distributions
January 13, 2022	January 24, 2022	February 17, 2022	$0.55	$26,634
April 14, 2022	April 25, 2022	May 19, 2022	0.55	26,634
			$1.10	$53,268
On July 14, 2022, we declared a regular quarterly distribution payable to common shareholders of record on July 25, 2022 in the amount of $0.55 per share, or approximately $26,700. We expect to pay this distribution on or about August 18, 2022.
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
Pursuant to our business management agreement with RMR, we recognized net business management fees of $4,492 and $9,202 for the three and six months ended June 30, 2022, respectively, and $10,551 and $20,025 for the three and six months ended June 30, 2021, respectively. Based on our common share total return, as defined in our business management agreement, as of June 30, 2022, no estimated incentive fees are included in the net business management fees we recognized for the three and six months ended June 30, 2022. The actual amount of annual incentive fees for 2022, if any, will be based on our common share total return, as defined in our business management agreement, for the three year period ending December 31, 2022, and will be payable in January 2023. The net business management fees we recognized for the three and six months ended June 30, 2021 included $5,911 and $11,111, respectively, of accrued estimated incentive fees based on our common share total return as of June 30, 2021. We did not incur an incentive fee payable to RMR for the year ended December 31, 2021. We include business management fees in general and administrative expenses in our condensed consolidated statements of comprehensive income (loss).
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

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)
(unaudited)
Pursuant to our property management agreement with RMR, we recognized aggregate net property management and construction supervision fees of $6,394 and $12,522 for the three and six months ended June 30, 2022, respectively, and $4,914 and $9,526 for the three and six months ended June 30, 2021, respectively. Of these amounts, for the three and six months ended June 30, 2022, $4,015 and $8,241, respectively, were expensed to other operating expenses in our condensed consolidated statements of comprehensive income (loss) and $2,379 and $4,281, respectively, were capitalized as building improvements in our condensed consolidated balance sheet. For the three and six months ended June 30, 2021, $3,935 and $8,015, respectively, were expensed to other operating expenses in our condensed consolidated statements of comprehensive income (loss) and $979 and $1,511, respectively, were capitalized as building improvements in our condensed consolidated balance sheets. The amounts capitalized are being depreciated over the estimated useful lives of the related capital assets.
We are generally responsible for all of our operating expenses, including certain expenses incurred or arranged by RMR on our behalf. We are generally not responsible for payment of RMR’s employment, office or administrative expenses incurred to provide management services to us, except for the employment and related expenses of RMR’s employees assigned to work exclusively or partly at our properties, our share of the wages, benefits and other related costs of RMR’s centralized accounting personnel, our share of RMR’s costs for providing our internal audit function and as otherwise agreed. Our property level operating expenses are generally incorporated into the rents charged to our tenants, including certain payroll and related costs incurred by RMR. We reimbursed RMR $6,047 and $12,013 for these expenses and costs for the three and six months ended June 30, 2022, respectively, and $5,925 and $11,977 for the three and six months ended June 30, 2021, respectively. We included these amounts in other operating expenses and general and administrative expenses, as applicable, in our condensed consolidated statements of comprehensive income (loss).
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
Leases with RMR. We lease office space to RMR in certain of our properties for RMR’s property management offices. Pursuant to our lease agreements with RMR, we recognized rental income from RMR for leased office space of $285 and $569 for the three and six months ended June 30, 2022, respectively, and $287 and $575 for the three and six months ended June 30, 2021, respectively.
Sonesta. In June 2021, we entered into a 30-year lease agreement with a subsidiary of Sonesta International Hotels Corporation, or Sonesta, in connection with the redevelopment of an office property we own in Washington, D.C. as a mixed-use property. Sonesta’s lease is for the planned full-service hotel component of the property that will include approximately 230,000 rentable square feet, which represents approximately 54% of the total square feet upon completion of the redevelopment. The term of the lease commences upon our delivery of the completed hotel, which we estimate to occur in the second quarter of 2023. Sonesta has two options to extend the term for 10 years each. Pursuant to the lease agreement, Sonesta will pay us annual base rent of approximately $6,436 beginning 18 months after the lease commences. The annual base rent will increase by 10% every five years throughout the term. Sonesta is also obligated to pay its pro rata share of the operating costs for the building. We estimate that the total cost to build the hotel space will be approximately $66,000. Mr. Portnoy is a director and controlling shareholder of Sonesta and Ms. Clark is also a director of Sonesta. Another officer and employee of RMR is a director and the president and chief executive officer of Sonesta.

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
OVERVIEW (dollars in thousands, except per share and per square foot data)
We are a real estate investment trust, or REIT, organized under Maryland law. As of June 30, 2022, our wholly owned properties were comprised of 172 properties and we had noncontrolling ownership interests of 51% and 50% in two unconsolidated joint ventures that own three properties containing approximately 444,000 rentable square feet. As of June 30, 2022, our properties are located in 32 states and the District of Columbia and contain approximately 22,491,000 rentable square feet. As of June 30, 2022, our properties were leased to 287 different tenants with a weighted average remaining lease term (based on annualized rental income) of approximately 6.2 years. The U.S. government is our largest tenant, representing approximately 18.5% of our annualized rental income as of June 30, 2022. The term annualized rental income as used herein is defined as the annualized contractual base rents from our tenants pursuant to our lease agreements as of June 30, 2022, plus straight line rent adjustments and estimated recurring expense reimbursements to be paid to us, and excluding lease value amortization.
The COVID-19 pandemic and the various governmental and market responses intended to contain and mitigate the spread of the virus and its detrimental public health impact have had a significant impact on the global economy, including the U.S. economy. Many of the restrictions that had been imposed in the United States during the pandemic have since been lifted and commercial activity in the United States generally has increasingly returned to pre-pandemic practices and operations. However, certain market practices that have resulted from the pandemic, including increased alternative work arrangements such as work from home, are continuing to be experienced. We are continuing to closely monitor the impact of the COVID-19 pandemic on all aspects of our business. To date, the COVID-19 pandemic has not had a significant adverse impact on our business and we continue to believe that our financial resources, the characteristics of our portfolio, including the diversity of our tenant base, both geographically and by industry, and the financial strength and resources of our tenants, will enable us to withstand the COVID-19 pandemic.
The U.S. Federal Reserve recently raised interest rates in an effort to combat high inflation, which could result in negative consequences in the U.S. economy, and concerns about a potential recession are becoming more pronounced. It is unclear whether the U.S. economy will be able to withstand such challenges and continue sustained growth. A recession could adversely affect our financial condition and that of our tenants, could adversely impact the ability of our tenants to renew our leases or pay rent to us, would impair our ability to effectively deploy our capital or realize upon investments on favorable terms and may cause the values of our properties and of our securities to decline. We could also be affected by any overall weakening of, or disruptions in, the financial markets.
The ultimate adverse impact of the COVID-19 pandemic, including the extent to which alternative work arrangements such as work from home will be continued and what impact that may have on demand for office space at our properties, and recently rising interest rates, is highly uncertain and subject to change. As a result, we do not yet know the full extent of potential impacts on our business and operations, our tenants’ businesses and operations or the global economy as a whole. For more information and risks relating to the COVID-19 pandemic on us and our business, see Part I, Item 1A, “Risk Factors”, of our 2021 Annual Report.
Property Operations
Unless otherwise noted, the data presented in this section includes properties classified as held for sale as of June 30, 2022 and excludes three properties owned by two unconsolidated joint ventures in which we own 51% and 50% interests. For more information regarding our properties classified as held for sale and our two unconsolidated joint ventures, see Note 3 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Occupancy data for our properties as of June 30, 2022 and 2021 was as follows (square feet in thousands):

	All Properties (1)(2)		Comparable Properties (3)
	June 30,		June 30,
	2022	2021	2022	2021
Total properties	172	181	153	153
Total rentable square feet (4)	22,491	24,091	19,228	19,226
Percent leased (5)	89.4%	89.5%	94.3%	93.0%

(1)Based on properties we owned on June 30, 2022 and 2021, respectively.
(2)Includes one leasable land parcel.
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

The average effective rental rate per square foot for our properties for the three and six months ended June 30, 2022 and 2021 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Average effective rental rate per square foot (1):
All properties (2)	$28.80	$26.46	$29.11	$26.20
Comparable properties (3)	$27.71	$26.85	$27.57	$27.09

(1)Average effective rental rate per square foot represents annualized total rental income during the period specified divided by the average rentable square feet leased during the period specified.
(2)Based on properties we owned on June 30, 2022 and 2021, respectively.
(3)Based on properties we owned continuously since April 1, 2021 and January 1, 2021, respectively; excludes properties classified as held for sale and properties undergoing significant redevelopment, if any, and three properties owned by two unconsolidated joint ventures in which we own 51% and 50% interests.
During the three and six months ended June 30, 2022, changes in rentable square feet leased and available for lease at our properties were as follows (square feet in thousands):

	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
	Leased	Available for Lease	Total	Leased	Available for Lease	Total
Beginning of period	20,373	2,568	22,941	20,817	2,454	23,271
Changes resulting from:
Disposition of properties	(359)	(89)	(448)	(522)	(256)	(778)
Lease expirations	(592)	592	—	(1,445)	1,445	—
Lease renewals (1)	553	(553)	—	889	(889)	—
New leases (1)	126	(126)	—	362	(362)	—
Remeasurements (2)	(1)	(1)	(2)	(1)	(1)	(2)
End of period	20,100	2,391	22,491	20,100	2,391	22,491

(1)Based on leases entered during the three and six months ended June 30, 2022.
(2)Rentable square feet are subject to changes when space is remeasured or reconfigured for tenants.

Leases at our properties totaling approximately 592,000 and 1,445,000 rentable square feet expired during the three and six months ended June 30, 2022, respectively. During the three and six months ended June 30, 2022, we entered into new and renewal leases as summarized in the following tables (square feet in thousands):

	Three Months Ended June 30, 2022
	New Leases	Renewals	Total
Rentable square feet leased	126	553	679
Weighted average rental rate change (by rentable square feet)	8.7%	4.0%	4.9%
Tenant leasing costs and concession commitments (1)	$11,199	$26,170	$37,369
Tenant leasing costs and concession commitments per rentable square foot (1)	$89.01	$47.36	$55.08
Weighted (by square feet) average lease term (years)	8.3	9.4	9.2
Total leasing costs and concession commitments per rentable square foot per year (1)	$10.79	$5.05	$6.00

	Six Months Ended June 30, 2022
	New Leases	Renewals	Total
Rentable square feet leased	362	889	1,251
Weighted average rental rate change (by rentable square feet)	7.3%	3.9%	5.0%
Tenant leasing costs and concession commitments (1)	$38,054	$32,063	$70,117
Tenant leasing costs and concession commitments per rentable square foot (1)	$105.09	$36.10	$56.08
Weighted (by square feet) average lease term (years)	9.6	10.0	9.9
Total leasing costs and concession commitments per rentable square foot per year (1)	$10.90	$3.63	$5.69
(1)Includes commitments made for leasing expenditures and concessions, such as tenant improvements, leasing commissions, tenant reimbursements and free rent.

During the three and six months ended June 30, 2022, changes in effective rental rates per square foot achieved for new leases and lease renewals at our properties that commenced during the three and six months ended June 30, 2022, when compared to prior effective rental rates per square foot in effect for the same space (and excluding space acquired vacant), were as follows (square feet in thousands):

	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
	Old Effective Rent Per Square Foot (1)	New Effective Rent Per Square Foot (1)	Rentable Square Feet	Old Effective Rent Per Square Foot (1)	New Effective Rent Per Square Foot (1)	Rentable Square Feet
New leases	$12.63	$20.58	8	$8.60	$8.26	260
Lease renewals	$27.90	$29.06	536	$27.68	$29.07	1,028
Total leasing activity	$27.67	$28.93	544	$23.82	$24.86	1,288
(1)Effective rental rates include contractual base rents from our tenants pursuant to our lease agreements, plus straight line rent adjustments and estimated expense reimbursements to be paid to us, and exclude lease value amortization.
During the three and six months ended June 30, 2022 and 2021, amounts capitalized at our properties for lease related costs, building improvements and development, redevelopment and other activities were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Lease related costs (1)	$16,131	$11,215	$24,795	$18,185
Building improvements (2)	4,702	7,765	7,485	12,291
Recurring capital expenditures	20,833	18,980	32,280	30,476
Development, redevelopment and other activities (3)	40,302	12,738	77,826	17,644
Total capital expenditures	$61,135	$31,718	$110,106	$48,120
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

In addition to the capital expenditures described above, we contributed $1,132 and $2,202 to one of our unconsolidated joint ventures during the three and six months ended June 30, 2022, respectively. Also, as of June 30, 2022, we have estimated unspent leasing related obligations of $130,726, of which we expect to spend $82,543 over the next 12 months.

As of June 30, 2022, we had leases at our properties totaling approximately 1,913,000 rentable square feet that were scheduled to expire through June 30, 2023. As of July 27, 2022, we expect tenants with leases totaling approximately 817,000 rentable square feet that are scheduled to expire through June 30, 2023, to not renew their leases upon expiration and we cannot be sure as to whether other tenants will renew their leases upon expiration. As a result of the COVID-19 pandemic, its economic impact and the uncertainty of whether certain market practices and trends in response to the pandemic will be sustained or increased, including the extent to which alternative work arrangements such as work from home practices may be continued, overall leasing activity has been volatile and may remain so until office property market conditions meaningfully improve and stabilize for a sustained period. However, we remain focused on proactive dialogues with our existing tenants and overall tenant retention. Prevailing market conditions and government and other tenants’ needs at the time we negotiate and enter leases or lease renewals will generally determine rental rates and demand for leased space at our properties, and market conditions and our tenants’ needs are beyond our control. Whenever we renew or enter into new leases for our properties, we intend to seek rents which are equal to or higher than our historical rents for the same properties; however, our ability to maintain or increase the rents for our current properties will depend in large part upon market conditions, which are beyond our control. We cannot be sure of the rental rates which will result from our ongoing negotiations regarding lease renewals or any new or renewed leases we may enter; also, we may experience material declines in our rental income due to vacancies upon lease expirations or early terminations or lower rents upon lease renewal or reletting. Additionally, we may incur significant costs to renew our leases with current tenants or lease our properties to new tenants.
As of June 30, 2022, our lease expirations by year are as follows (square feet in thousands):

Year (1)	Number of Leases Expiring	Leased Square Feet Expiring (2)	Percent of Total	Cumulative Percent of Total	Annualized Rental Income Expiring	Percent of Total	Cumulative Percent of Total
2022	42	944	4.7%	4.7%	$23,716	4.2%	4.2%
2023	60	2,305	11.5%	16.2%	76,154	13.5%	17.7%
2024	51	3,063	15.2%	31.4%	79,437	14.1%	31.8%
2025	44	2,047	10.2%	41.6%	43,419	7.7%	39.5%
2026	37	1,670	8.3%	49.9%	43,200	7.7%	47.2%
2027	37	2,161	10.8%	60.7%	53,942	9.6%	56.8%
2028	14	1,254	6.2%	66.9%	48,954	8.7%	65.5%
2029	20	1,038	5.2%	72.1%	30,277	5.4%	70.9%
2030	19	731	3.6%	75.7%	20,800	3.7%	74.6%
2031 and thereafter	51	4,887	24.3%	100.0%	142,966	25.4%	100.0%
Total	375	20,100	100.0%		$562,865	100.0%

Weighted average remaining lease term (in years)		5.9			6.2

(1)The year of lease expiration is pursuant to current contract terms. Some of our leases allow the tenants to vacate the leased premises before the stated expirations of their leases with little or no liability. As of June 30, 2022, tenants occupying approximately 3.9% of our rentable square feet and responsible for approximately 4.3% of our annualized rental income as of June 30, 2022 currently have exercisable rights to terminate their leases before the stated terms of their leases expire. Also, in 2022, 2023, 2024, 2025, 2026, 2027, 2028, 2029, 2030, 2031, 2035, 2037 and 2040, early termination rights become exercisable by other tenants who currently occupy an additional approximately 0.9%, 3.4%, 2.6%, 4.0%, 1.3%, 0.8%, 1.5%, 0.5%, 0.7%, 0.1%, 0.4%, 0.1% and 0.3% of our rentable square feet, respectively, and contribute an additional approximately 0.9%, 4.2%, 2.9%, 7.8%, 1.6%, 1.2%, 1.6%, 1.0%, 0.9%, 0.1%, 0.5%, 0.2% and 0.4% of our annualized rental income, respectively, as of June 30, 2022. In addition, as of June 30, 2022, pursuant to leases with 14 of our tenants, these tenants have rights to terminate their leases if their respective legislature or other funding authority does not appropriate rent amounts in their respective annual budgets. These 14 tenants occupy approximately 6.2% of our rentable square feet and contribute approximately 6.9% of our annualized rental income as of June 30, 2022.
(2)Leased square feet is pursuant to leases existing as of June 30, 2022, and includes (i) space being fitted out for tenant occupancy pursuant to our lease agreements, if any, and (ii) space which is leased, but is not occupied or is being offered for sublease by tenants, if any. Square feet measurements are subject to changes when space is remeasured or reconfigured for new tenants.
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
As of June 30, 2022, we derive 22.1% of our annualized rental income from our properties located in the metropolitan Washington, D.C. market area, which includes Washington, D.C., Northern Virginia and suburban Maryland. A downturn in economic conditions in this area could result in reduced demand from tenants for our properties or reduce the rents that our tenants in this area are willing to pay when our leases expire or terminate and when renewal or new terms are negotiated. Additionally, in recent years there has been a decrease in demand for new leased office space by the U.S. government in the metropolitan Washington, D.C. market area, and that could increase competition for government tenants and adversely affect our ability to retain government tenants when our leases expire.
Our manager, RMR, employs a tenant review process for us. RMR assesses tenants on an individual basis based on various applicable credit criteria. In general, depending on facts and circumstances, RMR evaluates the creditworthiness of a tenant based on information concerning the tenant that is provided by the tenant and, in some cases, information that is publicly available or obtained from third party sources. We consider investment grade tenants to include: (a) investment grade rated tenants; (b) tenants with investment grade rated parent entities that guarantee the tenant’s lease obligations; and/or (c) tenants with investment grade rated parent entities that do not guarantee the tenant’s lease obligations. As of June 30, 2022, tenants contributing 52.4% of annualized rental income were investment grade rated (or their payment obligations were guaranteed by an investment grade rated parent) and tenants contributing an additional 11.0% of annualized rental income were subsidiaries of an investment grade rated parent (although these parent entities were not liable for the payment of rents).

As of June 30, 2022, tenants representing 1% or more of our total annualized rental income were as follows (square feet in thousands):

	Tenant	Credit Rating	Sq. Ft.	% of Leased Sq. Ft.	Annualized Rental Income	% of Total Annualized Rental Income
1	U.S. Government	Investment Grade	3,894	19.4%	$104,402	18.5%
2	Alphabet Inc. (Google)	Investment Grade	386	1.9%	23,713	4.2%
3	Shook, Hardy & Bacon L.L.P.	Not Rated	596	3.0%	19,336	3.4%
4	IG Investments Holdings LLC	Not Rated	336	1.7%	16,594	2.9%
5	Bank of America Corporation	Investment Grade	577	2.9%	15,766	2.8%
6	State of California	Investment Grade	523	2.6%	15,740	2.8%
7	Commonwealth of Massachusetts	Investment Grade	311	1.5%	12,260	2.2%
8	CareFirst Inc.	Not Rated	207	1.0%	11,498	2.0%
9	Northrop Grumman Corporation	Investment Grade	337	1.7%	11,465	2.0%
10	Tyson Foods, Inc.	Investment Grade	248	1.2%	11,042	2.0%
11	Sonesta International Hotels Corporation (1)	Not Rated	230	1.1%	10,745	1.9%
12	CommScope Holding Company Inc.	Non Investment Grade	228	1.1%	9,370	1.7%
13	State of Georgia	Investment Grade	308	1.5%	7,383	1.3%
14	PNC Bank	Investment Grade	441	2.2%	6,924	1.2%
15	Micro Focus International plc	Non Investment Grade	215	1.1%	6,905	1.2%
16	Compass Group plc	Investment Grade	267	1.3%	6,703	1.2%
17	ServiceNow, Inc.	Investment Grade	149	0.7%	6,637	1.2%
18	Allstate Insurance Co.	Investment Grade	468	2.3%	6,479	1.2%
19	Leidos Holdings Inc.	Investment Grade	159	0.8%	6,117	1.1%
20	Automatic Data Processing, Inc.	Investment Grade	289	1.4%	6,087	1.1%
21	Church & Dwight Co., Inc.	Investment Grade	250	1.2%	6,037	1.1%
	Total		10,419	51.6%	$321,203	57.0%
(1)In June 2021, we entered into a 30-year lease with Sonesta. The lease relates to the redevelopment of a property we own in Washington, D.C to a mixed use and Sonesta's lease relates to the planned hotel component of the property. The term of the lease commences upon our delivery of the completed hotel, which is estimated to occur in the second quarter of 2023. For more information about our lease with Sonesta, see Note 10 to our Condensed Consolidated Financial Statements included in Part I, Item I of this Quarterly Report on Form 10-Q.
Disposition Activities
During the six months ended June 30, 2022, we sold six properties containing approximately 778,000 rentable square feet for an aggregate sales price of $77,720, excluding closing costs.
In July 2022, we sold a property located in Houston, TX containing approximately 206,000 rentable square feet for a sales price of $9,800, excluding closing costs.
Based on current real estate market conditions, including rising interest rates, we expect the pace of our 2022 dispositions to moderate. However, we continue to evaluate our portfolio to strategically recycle capital and are currently in various stages of marketing certain of our properties for sale. As of July 27, 2022, we have entered into agreements to sell nine properties containing approximately 1,116,000 rentable square feet for an aggregate sales price of $109,800, excluding closing costs. These sales are expected to occur before the end of the third quarter of 2022. However, these sales are subject to conditions; accordingly, we cannot be sure that we will complete these sales or that these sales will not be delayed or the terms will not change.
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
In June 2022, we redeemed, at par plus accrued interest, all $300,000 of our 4.00% senior unsecured notes due July 2022 using cash on hand and borrowings under our revolving credit facility.
Segment Information
We operate in one business segment: ownership of real estate properties.

RESULTS OF OPERATIONS (amounts in thousands, except per share amounts)

Three Months Ended June 30, 2022, Compared to Three Months Ended June 30, 2021

	Comparable Properties (1) Results Three Months Ended June 30,				Non-Comparable Properties Results Three Months Ended June 30,		Consolidated Results Three Months Ended June 30,
	2022	2021	$ Change	% Change	2022	2021	2022	2021	$ Change	% Change
Rental income	$122,722	$119,323	$3,399	2.8%	$18,594	$17,776	$141,316	$137,099	$4,217	3.1%
Operating expenses:
Real estate taxes	12,809	13,218	(409)	(3.1%)	3,774	2,694	16,583	15,912	671	4.2%
Utility expenses	5,156	4,386	770	17.6%	664	924	5,820	5,310	510	9.6%
Other operating expenses	22,166	20,855	1,311	6.3%	4,331	4,043	26,497	24,898	1,599	6.4%
Total operating expenses	40,131	38,459	1,672	4.3%	8,769	7,661	48,900	46,120	2,780	6.0%
Net operating income (2)	$82,591	$80,864	$1,727	2.1%	$9,825	$10,115	92,416	90,979	1,437	1.6%

Other expenses:
Depreciation and amortization							57,536	55,371	2,165	3.9%
Loss on impairment of real estate							4,773	48,197	(43,424)	(90.1%)
Acquisition and transaction related costs							224	—	224	n/m
General and administrative							7,083	12,970	(5,887)	(45.4%)
Total other expenses							69,616	116,538	(46,922)	(40.3%)

Gain (loss) on sale of real estate							(11,637)	114	(11,751)	n/m
Interest and other income							16	2	14	n/m
Interest expense							(26,515)	(29,001)	2,486	(8.6%)
Loss on early extinguishment of debt							(77)	(11,794)	11,717	(99.3%)
Loss before income tax benefit and equity in net losses of investees							(15,413)	(66,238)	50,825	(76.7%)
Income tax benefit							190	121	69	57.0%
Equity in net losses of investees							(833)	(580)	(253)	43.6%
Net loss							$(16,056)	$(66,697)	$50,641	(75.9%)

Weighted average common shares outstanding (basic and diluted)							48,249	48,165	84	0.2%

Per common share amounts (basic and diluted):
Net loss							$(0.33)	$(1.38)	$1.05	(76.1%)

n/m - not meaningful

(1)Comparable properties consists of 153 properties we owned on June 30, 2022 and which we owned continuously since April 1, 2021 and excludes properties classified as held for sale and properties undergoing significant redevelopment, if any, and three properties owned by two unconsolidated joint ventures in which we own 51% and 50% interests.
(2)Our definition of net operating income, or NOI, and our reconciliation of net loss to NOI are included below under the heading “Non-GAAP Financial Measures.”
References to changes in the income and expense categories below relate to the comparison of consolidated results for the three months ended June 30, 2022, compared to the three months ended June 30, 2021.

Rental income. The increase in rental income reflects an increase in rental income of $11,637 related to acquired properties and $3,399 related to comparable properties, offset by decreases in rental income of $7,125 as a result of property disposition activities and $3,694 for properties undergoing significant redevelopment. The decrease in rental income for properties undergoing significant redevelopment is primarily due to the reduction in occupied space at a property located in Seattle, WA that began a redevelopment project in February 2022. The increase in rental income for comparable properties is primarily due to $2,175 of early termination income recorded in the 2022 period related to a tenant that occupies a property located in Columbia, MD that vacated a portion of its space in May 2022 in conjunction with the early renewal of its remaining space, higher reimbursement revenue resulting from increased operating expenses due to higher building utilization levels in the 2022 period and operating expenses that were previously paid directly by a tenant that are now paid by us and reimbursed by the tenant pursuant to a lease amendment with that tenant effective in February 2022, as well as higher parking garage revenue as a result of higher parking volumes in the 2022 period. Rental income includes non-cash straight line rent adjustments totaling $2,775 in the 2022 period and $3,847 in the 2021 period, and amortization of acquired real estate leases and assumed real estate lease obligations totaling $(233) in the 2022 period and $(667) in the 2021 period.
Real estate taxes. The increase in real estate taxes primarily reflects an increase in real estate taxes of $2,652 related to acquired properties, offset by decreases of $829 for properties undergoing significant redevelopment, $743 related to property disposition activities and $409 for comparable properties. Real estate taxes for comparable properties decreased primarily due to lower assessed values at certain of our properties in the 2022 period, partially offset by an increase related to real estate taxes that were previously paid directly by one of our tenants that are now being paid by us pursuant to a lease amendment with that tenant effective in February 2022.
Utility expenses. The increase in utility expenses reflects increases in utility expenses of $770 for comparable properties and $281 for acquired properties, offset by decreases in utility expenses of $466 related to property disposition activities and $75 for properties undergoing significant redevelopment. The increase in utility expenses for comparable properties is primarily due to increases in electricity usage as a result of higher building utilization levels in the 2022 period, higher rates at certain of our properties in the 2022 period and an increase related to utility expenses that were previously paid directly by one of our tenants that are now being paid by us pursuant to a lease amendment with that tenant effective in February 2022.
Other operating expenses. Other operating expenses consist of salaries and benefit costs of property level personnel, repairs and maintenance expense, cleaning expense, other direct costs of operating our properties and property management fees. The increase in other operating expenses primarily reflects increases of $2,282 for acquired properties and $1,311 for comparable properties, offset by decreases of $1,571 related to property disposition activities and $423 for properties undergoing significant redevelopment. The increase in other operating expenses for comparable properties is primarily due to increases in certain expenses as building utilization levels begin to rise, including parking garage and cleaning expenses, as well as higher landscape maintenance expenses at certain of our properties in the 2022 period and an increase related to other operating expenses that were previously paid directly by one of our tenants that are now being paid by us pursuant to a lease amendment with that tenant effective in February 2022.
Depreciation and amortization. The increase in depreciation and amortization primarily reflects an increase of $6,275 for acquired properties, offset by decreases of $2,508 related to property disposition activities and $1,602 for comparable properties. Depreciation and amortization for comparable properties declined due to certain leasing related assets becoming fully depreciated since April 1, 2021, partially offset by depreciation and amortization of improvements made to certain of our properties since April 1, 2021.
Loss on impairment of real estate. We recorded a $4,773 loss on impairment of real estate in the 2022 period to reduce the carrying value of six properties to their estimated fair value less costs to sell. We recorded a $48,197 loss on impairment of real estate in the 2021 period to reduce the carrying value of five properties to their estimated fair values less costs to sell.
Acquisition and transaction related costs. Acquisition and transaction related costs represent costs related to an acquisition opportunity that did not materialize in the 2022 period.
General and administrative. General and administrative expenses consist of fees pursuant to our business management agreement, equity compensation expense, legal and accounting fees, Trustees’ fees and expenses, securities listing and transfer agency fees and other costs relating to our status as a publicly traded company. The decrease in general and administrative expenses is primarily the result of $5,911 of estimated business management incentive fees recorded in the 2021 period.
Gain (loss) on sale of real estate. We recorded an $11,637 net loss on sale of real estate resulting from the sale of two properties in the 2022 period.
Interest and other income. Interest and other income reflects interest earned, if any, on cash balances invested.

Interest expense. The decrease in interest expense reflects financing activities since May 2021, which included the redemption of $910,000 of senior unsecured notes with a weighted average interest rate of 4.7% and the repayment of two mortgage notes totaling approximately $96,000 with a weighted average interest rate of 3.7%, as well as higher capitalized interest in the 2022 period, partially offset by the issuance of $1,050,000 of senior unsecured notes with a weighted average interest rate of 2.9%, as well as a higher average balance outstanding under our revolving credit facility and higher weighted average interest rates on borrowings during the 2022 period compared to the 2021 period.
Loss on early extinguishment of debt. We recorded a loss on early extinguishment of debt of $77 in the 2022 period from the write off of unamortized discounts and debt issuance costs associated with the redemption of our senior unsecured notes due July 2022. We recorded a loss on early extinguishment of debt of $11,794 in the 2021 period from prepayment fees incurred and the write off of unamortized discounts and debt issuance costs associated with the prepayment of one mortgage note and the redemption of our senior unsecured notes due 2046.
Income tax benefit. Income tax benefit is primarily the result of operating income earned in jurisdictions where we are subject to state income taxes and can fluctuate based on the timing of our income, including as a result of gains or losses on the sale of real estate.
Equity in net losses of investees. Equity in net losses of investees represents our proportionate share of losses from our investments in two unconsolidated joint ventures. The increase in equity in net losses of investees is primarily due to reductions in occupied space at properties owned by our unconsolidated joint ventures in the 2022 period.
Net loss. Net loss and net loss per basic and diluted common share decreased in the 2022 period compared to the 2021 period primarily as a result of the changes noted above.

RESULTS OF OPERATIONS (amounts in thousands, except per share amounts)

Six Months Ended June 30, 2022, Compared to Six Months Ended June 30, 2021

	Comparable Properties (1) Results Six Months Ended June 30,				Non-Comparable Properties Results Six Months Ended June 30,		Consolidated Results Six Months Ended June 30,
	2022	2021	$ Change	% Change	2022	2021	2022	2021	$ Change	% Change
Rental income	$244,413	$241,583	$2,830	1.2%	$44,257	$40,040	$288,670	$281,623	$7,047	2.5%
Operating expenses:
Real estate taxes	25,816	26,436	(620)	(2.3%)	7,412	5,630	33,228	32,066	1,162	3.6%
Utility expenses	10,866	9,754	1,112	11.4%	1,819	1,988	12,685	11,742	943	8.0%
Other operating expenses	44,585	41,773	2,812	6.7%	9,275	8,564	53,860	50,337	3,523	7.0%
Total operating expenses	81,267	77,963	3,304	4.2%	18,506	16,182	99,773	94,145	5,628	6.0%
NOI (2)	$163,146	$163,620	$(474)	(0.3%)	$25,751	$23,858	188,897	187,478	1,419	0.8%

Other expenses:
Depreciation and amortization							118,005	119,458	(1,453)	(1.2%)
Loss on impairment of real estate							21,820	55,857	(34,037)	(60.9%)
Acquisition and transaction related costs							224	—	224	n/m
General and administrative							12,789	24,242	(11,453)	(47.2%)
Total other expenses							152,838	199,557	(46,719)	(23.4%)

Gain (loss) on sale of real estate							(9,488)	54,118	(63,606)	(117.5%)
Interest and other income							17	7	10	142.9%
Interest expense							(53,954)	(57,799)	3,845	(6.7%)
Loss on early extinguishment of debt							(77)	(11,794)	11,717	(99.3%)
Loss before income tax expense and equity in net losses of investees							(27,443)	(27,547)	104	(0.4%)
Income tax expense							(341)	(314)	(27)	8.6%
Equity in net losses of investees							(1,679)	(976)	(703)	72.0%
Net loss							$(29,463)	$(28,837)	$(626)	2.2%

Weighted average common shares outstanding (basic and diluted)							48,246	48,163	83	0.2%

Per common share amounts (basic and diluted):
Net loss							$(0.61)	$(0.60)	$(0.01)	1.7%

n/m - not meaningful
(1)Comparable properties consists of 153 properties we owned on June 30, 2022 and which we owned continuously since January 1, 2021 and excludes properties classified as held for sale and properties undergoing significant redevelopment, if any, and three properties owned by two unconsolidated joint ventures in which we own 51% and 50% interests.
(2)Our definition of NOI and our reconciliation of net loss to NOI are included below under the heading “Non-GAAP Financial Measures.”
References to changes in the income and expense categories below relate to the comparison of consolidated results for the six months ended June 30, 2022, compared to the six months ended June 30, 2021.
Rental income. The increase in rental income reflects increases in rental income of $23,479 for acquired properties and $2,830 for comparable properties, offset by decreases of $14,174 related to property disposition activities and $5,088 for properties undergoing significant redevelopment. The increase in rental income for comparable properties is primarily due to termination fee revenue received, higher reimbursement revenue resulting from increased operating expenses due to higher building utilization levels in the 2022 period and operating expenses that were previously paid directly by a tenant that are now paid by us and reimbursed by the tenant pursuant to a lease amendment with that tenant effective in February 2022, as well as higher parking garage revenue as a result of higher parking volumes in the 2022 period, partially offset by reductions in occupied space at certain of our properties. The decrease in rental income for properties undergoing significant redevelopment is primarily due to reductions in occupied space at properties located in Washington, D.C. and Seattle, WA that began redevelopment projects during 2021 and 2022, respectively, partially offset by termination fee revenue at the Seattle, WA property related to the termination of the former tenant’s lease in February 2022 prior to the commencement of the redevelopment. Rental income includes non-cash straight line rent adjustments totaling $5,461 in the 2022 period and $9,204 in the 2021 period, and amortization of acquired real estate leases and assumed real estate lease obligations totaling $(576) in the 2022 period and $(1,389) in the 2021 period.
Real estate taxes. The increase in real estate taxes primarily reflects an increase in real estate taxes of $4,841 for acquired properties, offset by decreases in real estate taxes of $1,737 for properties undergoing significant redevelopment, $1,322 related to property disposition activities and $620 for comparable properties. Real estate taxes for comparable properties decreased primarily due to lower assessed values at certain of our properties in the 2022 period, partially offset by an increase related to real estate taxes that were previously paid directly by one of our tenants that are now being paid by us pursuant to a lease amendment with that tenant effective in February 2022.
Utility expenses. The increase in utility expenses reflects increases in utility expenses of $1,112 for comparable properties and $602 for acquired properties, offset by decreases of $567 related to property disposition activities and $204 for properties undergoing significant redevelopment. The increase in utility expenses for comparable properties is primarily due to increases in electricity and water usage as a result of higher building utilization levels in the 2022 period, higher rates at certain of our properties in the 2022 period and an increase related to utility expenses that were previously paid directly by one of our tenants that are now being paid by us pursuant to a lease amendment with that tenant effective in February 2022.
Other operating expenses. The increase in other operating expenses primarily reflects increases in other operating expenses of $4,310 for acquired properties and $2,812 for comparable properties, offset by decreases of $3,013 related to property disposition activities and $586 for properties undergoing significant redevelopment. The increase in other operating expenses for comparable properties is primarily due to increases in certain expenses as building utilization levels begin to rise, including parking garage and cleaning expenses, higher landscape maintenance expenses at certain of our properties in the 2022 period and an increase related to other operating expenses that were previously paid directly by one of our tenants that are now being paid by us pursuant to a lease amendment with that tenant effective in February 2022.
Depreciation and amortization. The decrease in depreciation and amortization primarily reflects decreases of $12,103 related to property disposition activities, $2,428 for comparable properties and $53 for properties undergoing significant redevelopment, offset by an increase of $13,131 for acquired properties. Depreciation and amortization for comparable properties decreased due to certain leasing related assets becoming fully depreciated since January 1, 2021, partially offset by depreciation and amortization of improvements made to certain of our properties since January 1, 2021.
Loss on impairment of real estate. We recorded a $21,820 loss on impairment of real estate to reduce the carrying value of seven properties to their estimated fair values less costs to sell in the 2022 period. We recorded a $55,857 loss on impairment of real estate in the 2021 period to reduce the carrying value of six properties to their estimated fair values less costs to sell.
Acquisition and transaction related costs. Acquisition and transaction related costs represent costs related to an acquisition opportunity that did not materialize in the 2022 period.
General and administrative. The decrease in general and administrative expenses is primarily the result of $11,111 of estimated business management incentive fees recorded in the 2021 period, a state franchise tax refund received in the 2022 period and the expiration of an office lease in January 2021 for which we were the lessee, partially offset by an increase in base business management fees resulting from an increase in average total market capitalization in the 2022 period compared to the 2021 period.
Gain (loss) on sale of real estate. We recorded a $9,488 net loss on sale of real estate resulting from the sale of six properties in the 2022 period. We recorded a $54,118 net gain on sale of real estate resulting from the sale of two properties in the 2021 period.
Interest and other income. Interest and other income reflects interest earned, if any, on cash balances invested.
Interest expense. The decrease in interest expense reflects financing activities since May 2021, which included the redemption of $910,000 of senior unsecured notes with a weighted average interest rate of 4.7% and the repayment of two mortgage notes totaling approximately $96,000 with a weighted average interest rate of 3.7%, as well as higher capitalized interest in the 2022 period, partially offset by the issuance of $1,050,000 of senior unsecured notes with a weighted average interest rate of 2.9%, as well as a higher average balance outstanding under our revolving credit facility and higher weighted average interest rates on borrowings during the 2022 period compared to the 2021 period.

Loss on early extinguishment of debt. We recorded a loss on early extinguishment of debt of $77 in the 2022 period from the write off of unamortized discounts and debt issuance costs associated with the redemption of our senior unsecured notes due July 2022. We recorded a loss on early extinguishment of debt of $11,794 in the 2021 period from prepayment fees incurred and the write off of unamortized discounts and debt issuance costs associated with the prepayment of one mortgage note and the redemption of our senior unsecured notes due 2046.
Income tax expense. Income tax expense is primarily the result of operating income earned in jurisdictions where we are subject to state income taxes and can fluctuate based on the timing of our income, including as a result of gains or losses on the sale of real estate.
Equity in net losses of investees. Equity in net losses of investees represents our proportionate share of losses from our investments in two unconsolidated joint ventures. The increase in equity in net losses of investees is primarily due to reductions in occupied space at properties owned by our unconsolidated joint ventures in the 2022 period.
Net loss. Net loss and net loss per basic and diluted common share increased in the 2022 period compared to the 2021 period primarily as a result of the changes noted above.
Non-GAAP Financial Measures
We present certain “non-GAAP financial measures” within the meaning of the applicable rules of the Securities and Exchange Commission, or SEC, including the calculations below of NOI, funds from operations, or FFO, and normalized funds from operations, or Normalized FFO. These measures do not represent cash generated by operating activities in accordance with GAAP and should not be considered alternatives to net loss as indicators of our operating performance or as measures of our liquidity. These measures should be considered in conjunction with net loss as presented in our condensed consolidated statements of comprehensive income (loss). We consider these non-GAAP measures to be appropriate supplemental measures of operating performance for a REIT, along with net loss. We believe these measures provide useful information to investors because by excluding the effects of certain historical amounts, such as depreciation and amortization expense, they may facilitate a comparison of our operating performance between periods and with other REITs and, in the case of NOI, reflecting only those income and expense items that are generated and incurred at the property level may help both investors and management to understand the operations of our properties.
Net Operating Income
The calculation of NOI excludes certain components of net loss in order to provide results that are more closely related to our property level results of operations. We calculate NOI as shown below. We define NOI as income from our rental of real estate less our property operating expenses. NOI excludes amortization of capitalized tenant improvement costs and leasing commissions that we record as depreciation and amortization expense. We use NOI to evaluate individual and company-wide property level performance. Other real estate companies and REITs may calculate NOI differently than we do.
The following table presents the reconciliation of net loss to NOI for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(16,056)	$(66,697)	$(29,463)	$(28,837)
Equity in net losses of investees	833	580	1,679	976
Income tax expense (benefit)	(190)	(121)	341	314
Loss before income tax expense (benefit) and equity in net losses of investees	(15,413)	(66,238)	(27,443)	(27,547)
Loss on early extinguishment of debt	77	11,794	77	11,794
Interest expense	26,515	29,001	53,954	57,799
Interest and other income	(16)	(2)	(17)	(7)
(Gain) loss on sale of real estate	11,637	(114)	9,488	(54,118)
General and administrative	7,083	12,970	12,789	24,242
Acquisition and transaction related costs	224	—	224	—
Loss on impairment of real estate	4,773	48,197	21,820	55,857
Depreciation and amortization	57,536	55,371	118,005	119,458
NOI	$92,416	$90,979	$188,897	$187,478

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
The following table presents the reconciliation of net loss to FFO and Normalized FFO for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(16,056)	$(66,697)	$(29,463)	$(28,837)
Add (less): Depreciation and amortization:
Consolidated properties	57,536	55,371	118,005	119,458
Unconsolidated joint venture properties	732	923	1,494	1,929
Loss on impairment of real estate	4,773	48,197	21,820	55,857
(Gain) loss on sale of real estate	11,637	(114)	9,488	(54,118)
FFO	58,622	37,680	121,344	94,289
Add (less): Acquisition and transaction related costs	224	—	224	—
Loss on early extinguishment of debt	77	11,794	77	11,794
Estimated business management incentive fees	—	5,911	—	11,111
Normalized FFO	$58,923	$55,385	$121,645	$117,194

Weighted average common shares outstanding (basic and diluted)	48,249	48,165	48,246	48,163

FFO per common share (basic and diluted)	$1.21	$0.78	$2.52	$1.96
Normalized FFO per common share (basic and diluted)	$1.22	$1.15	$2.52	$2.43
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
•our ability to develop, redevelop or reposition properties to produce cash flows in excess of our cost of capital and property operating and capital expenses; and

•our ability to purchase additional properties which produce cash flows from operations in excess of our cost of acquisition capital and property operating and capital expenses.
On July 14, 2022, we announced a regular quarterly cash distribution of $0.55 per common share ($2.20 per common share per year). We determine our distribution payout ratio with consideration for our expected capital expenditures as well as cash flows from operations and payment of debt obligations.
We expect to accretively grow our property portfolio through our capital recycling program, pursuant to which we plan to selectively sell certain properties from time to time to fund future acquisitions and to manage leverage at levels we believe appropriate with a goal of (1) improving the asset quality of our portfolio by reducing the average age of our properties, lengthening the weighted average term of our leases and increasing the likelihood of retaining our tenants and (2) increasing our cash available for distribution. During the six months ended June 30, 2022, we sold six properties for an aggregate sales price of $77,720, excluding closing costs. In July 2022, we sold one property for a sales price of $9,800, excluding closing costs. Based on current real estate market conditions, including rising interest rates, we expect the pace of our 2022 dispositions to moderate. However, we continue to evaluate our portfolio to strategically recycle capital and are currently in various stages of marketing certain of our properties for sale. As of July 27, 2022, we have entered into agreements to sell nine properties for an aggregate sales price of $109,800, excluding closing costs. We continue to carefully consider our capital allocation strategy and believe we are well positioned to opportunistically recycle and deploy capital.
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
The following is a summary of our sources and uses of cash flows for the periods presented, as reflected in our condensed consolidated statements of cash flows:

	Six Months Ended June 30,
	2022	2021
Cash, cash equivalents and restricted cash at beginning of period	$84,515	$56,855
Net cash provided by (used in):
Operating activities	108,913	117,376
Investing activities	(17,112)	(400,467)
Financing activities	(148,567)	246,317
Cash, cash equivalents and restricted cash at end of period	$27,749	$20,081
The decrease in cash provided by operating activities for the 2022 period compared to the 2021 period was primarily a result of unfavorable changes in working capital in the 2022 period, partially offset by an increase in NOI as a result of property acquisitions. The decrease in cash used in investing activities in the 2022 period compared to the 2021 period is primarily due to higher acquisition activity in the 2021 period, partially offset by lower cash proceeds received from the sales of properties and increased capital expenditures in the 2022 period related to our two redevelopment projects in Washington D.C. and Seattle, WA. The increase in cash used in financing activities in the 2022 period compared to the 2021 period is a result of net debt repayment activity in the 2022 period that included the redemption of all $300,000 of our 4.00% senior unsecured notes due July 2022 and the repayment of a mortgage note with a principal balance of approximately $25,000, which was partially offset by borrowing activity under our revolving credit facility to facilitate these payments, compared to the issuance of $300,000 of 2.650% senior unsecured notes due 2026 and net borrowing activity under our revolving credit facility to fund acquisition activity in the 2021 period, partially offset by the redemption of all $310,000 of our 5.875% senior unsecured notes due 2046 and the repayment of a mortgage note with a principal balance of $71,000.
Our Investment and Financing Liquidity and Resources (dollar amounts in thousands, except per share amounts)
In order to fund acquisitions and to meet cash needs that may result from our desire or need to make distributions or pay operating or capital expenses, we maintain a $750,000 revolving credit facility. The maturity date of our revolving credit facility is January 31, 2023 and, subject to our payment of an extension fee and meeting certain other conditions, we have the option to extend the stated maturity date of our revolving credit facility by two additional six month periods. We can borrow, repay and reborrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity. We are required to pay interest at a rate of LIBOR plus a premium, which was 110 basis points per annum at June 30, 2022, on the amount outstanding under our revolving credit facility. We also pay a facility fee on the total amount of lending commitments under our revolving credit facility, which was 25 basis points per annum at June 30, 2022. Both the interest rate premium and facility fee are subject to adjustment based upon changes to our credit ratings. As of June 30, 2022, the annual interest rate payable on borrowings under our revolving credit facility was 2.4%. As of June 30, 2022 and July 27, 2022, we had $230,000 and $200,000, respectively, outstanding under our revolving credit facility, and $520,000 and $550,000, respectively, available for borrowing.
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
During the six months ended June 30, 2022, we repaid the following mortgage note and senior unsecured notes:
Mortgage Note Prepayment
In April 2022, we prepaid, at par plus accrued interest, a mortgage note secured by one property with an outstanding principal balance of $24,863, an annual interest rate of 4.22% and a maturity date in July 2022 using cash on hand.
Senior Unsecured Note Redemption
In June 2022, we redeemed, at par plus accrued interest, all $300,000 of our 4.00% senior unsecured notes due July 2022 using cash on hand and borrowings under our revolving credit facility.
As of June 30, 2022, our debt maturities (other than our revolving credit facility), consisting of senior unsecured notes and mortgage notes, are as follows:

Year	Debt Maturities
2022	$234
2023	72,784
2024	350,000
2025	650,000
2026	300,000
2027 and thereafter	912,000
Total	$2,285,018
None of our unsecured debt obligations require sinking fund payments prior to their maturity dates. Our $73,018 in mortgage debts generally require monthly payments of principal and interest through maturity.
In addition to our debt obligations, as of June 30, 2022, we have estimated unspent leasing related obligations of $130,726, of which we expect to spend $82,543 over the next 12 months.
We are currently in the process of redeveloping a property located in Washington, D.C. We currently estimate the total project costs associated with this redevelopment will be approximately $215,000 and completion of the redevelopment in the second quarter of 2023. As of June 30, 2022, we have incurred approximately $103,198 related to this project. In June 2021, we entered into a 30-year lease for approximately 230,000 rentable square feet at this property that is approximately 25.1% higher than the prior rental rate for the same space, making the redevelopment project 54% pre-leased. See Note 10 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information regarding this lease and related redevelopment costs.
We are also in the process of redeveloping a three-property campus located in Seattle, WA containing approximately 300,000 rentable square feet. This project includes the repositioning of two properties from office to life science and maintaining the third building for office use. We currently estimate the total project costs associated with this redevelopment will be approximately $144,000 and completion of the redevelopment in the second quarter of 2023. As of June 30, 2022, we have incurred approximately $16,707 related to this project.

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
Our ability to obtain, and the costs of, our future debt financings will depend primarily on credit market conditions and our creditworthiness. We have no control over market conditions. Potential investors and lenders likely will evaluate our ability to pay distributions to shareholders, fund required debt service and repay debts when they become due by reviewing our business practices and plans to balance our use of debt and equity capital so that our financial profile and leverage ratios afford us flexibility to withstand any reasonably anticipated adverse changes. Similarly, our ability to raise equity capital in the future will depend primarily upon equity capital market conditions and our ability to conduct our business to maintain and grow our operating cash flows. We intend to conduct our business in a manner that will afford us reasonable access to capital for investment and financing activities, but we cannot be sure that we will be able to successfully carry out this intention. For instance, it is uncertain what the duration and severity of the COVID-19 pandemic, increasing interest rates, inflation and a possible recession, and their ultimate economic impact will be. A protracted and extensive economic downturn may cause a decline in financing availability and increased costs for financings. Further, such conditions could also disrupt capital markets and limit our access to financing from public sources.
During the six months ended June 30, 2022, we paid quarterly distributions to our shareholders totaling $53,268 using cash on hand. On July 14, 2022, we declared a regular quarterly distribution payable to shareholders of record on July 25, 2022 of $0.55 per share, or approximately $26,700. We expect to pay this distribution on or about August 18, 2022 using cash on hand and borrowings under our revolving credit facility. For more information regarding the distributions we paid and declared during 2022, see Note 8 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
We own 51% and 50% interests in two unconsolidated joint ventures which own three properties. The properties owned by these joint ventures are encumbered by an aggregate $82,000 principal amount of mortgage indebtedness, none of which is recourse to us. We do not control the activities that are most significant to these joint ventures and, as a result, we account for our investments in these joint ventures under the equity method of accounting. For more information on the financial condition and results of operations of these joint ventures, see Note 3 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. Other than these joint ventures, as of June 30, 2022, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Debt Covenants (dollars in thousands)
Our principal debt obligations at June 30, 2022 consisted of $230,000 of borrowings outstanding under our revolving credit facility, an aggregate outstanding principal balance of $2,212,000 of public issuances of senior unsecured notes and mortgage notes with an aggregate outstanding principal balance of $73,018, that were assumed in connection with certain of our acquisitions. Also, the three properties owned by two joint ventures in which we own 51% and 50% interests secure two additional mortgage notes. Our publicly issued senior unsecured notes are governed by indentures and their supplements. Our credit agreement and our senior unsecured notes indentures and their supplements provide for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, such as, in the case of our credit agreement, a change of control of us, which includes RMR ceasing to act as our business and property manager. Our credit agreement and our senior unsecured notes indentures and their supplements also contain a number of covenants, including those that restrict our ability to incur debts, including debts secured by mortgages on our properties, in excess of calculated amounts, require us to comply with certain financial covenants and, in the case of our credit agreement, restrict our ability to make distributions to our shareholders under certain circumstances. As of June 30, 2022, we believe we were in compliance with the terms and conditions of our respective covenants under our credit agreement and senior unsecured notes indentures and their supplements. Our mortgage notes are non-recourse, subject to certain limited exceptions, and do not contain any material financial covenants.
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
Critical Accounting Estimates
The preparation of our Condensed Consolidated Financial Statements in conformity with GAAP requires us to make estimates and assumptions that affect reported amounts. Actual results could differ from those estimates. Significant estimates in the Condensed Consolidated Financial Statements include purchase price allocations, useful lives of fixed assets and assessment of impairment of real estate and the related intangibles.
A discussion of our critical accounting estimates is included in our 2021 Annual Report. There have been no significant changes in our critical accounting estimates since the year ended December 31, 2021.
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

Fixed Rate Debt
At June 30, 2022, our outstanding fixed rate debt consisted of the following:

Debt	Principal Balance (1)	Annual Interest Rate (1)	Annual Interest Expense (1)	Maturity	Interest Payments Due
Senior unsecured notes	$350,000	4.250%	$14,875	2024	Semi-annually
Senior unsecured notes	650,000	4.500%	29,250	2025	Semi-annually
Senior unsecured notes	300,000	2.650%	7,950	2026	Semi-annually
Senior unsecured notes	350,000	2.400%	8,400	2027	Semi-annually
Senior unsecured notes	400,000	3.450%	13,800	2031	Semi-annually
Senior unsecured notes	162,000	6.375%	10,328	2050	Quarterly
Mortgage note (one property in Chicago, IL)	50,000	3.700%	1,850	2023	Monthly
Mortgage note (one property in Washington, D.C.)	23,018	4.800%	1,105	2023	Monthly
Total	$2,285,018		$87,558
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

Our senior unsecured notes require semi-annual or quarterly interest payments through maturity. Our mortgages generally require principal and interest payments through maturity pursuant to amortization schedules. Because these debts require interest to be paid at a fixed rate, changes in market interest rates during the term of these debts will not affect our interest obligations. If these debts were refinanced at interest rates which are one percentage point higher or lower than shown above, our annual interest cost would increase or decrease by approximately $22,850.
Changes in market interest rates also would affect the fair value of our fixed rate debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt. The U.S. Federal Reserve recently raised interest rates in an effort to combat high inflation and may continue to do so. Based on the balances outstanding at June 30, 2022, and discounted cash flow analyses through the respective maturity dates, and assuming no other changes in factors that may affect the fair value of our fixed rate debt obligations, a hypothetical immediate one percentage point increase in interest rates would change the fair value of those obligations by approximately $97,584.
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
At June 30, 2022, we had noncontrolling ownership interests of 51% and 50% in two unconsolidated joint ventures that own three properties that are secured by fixed rate debt consisting of the following mortgage notes:

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
Floating Rate Debt
At June 30, 2022, we had $230,000 of outstanding floating rate debt under our revolving credit facility. Our revolving credit facility matures on January 31, 2023 and, subject to the payment of an extension fee and meeting certain other conditions, we have the option to extend the stated maturity by two six month periods. No principal repayments are required under our revolving credit facility prior to maturity, and we can borrow, repay and reborrow funds available under our revolving credit facility, subject to conditions, at any time without penalty.
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
The following table presents the impact a one percentage point increase in interest rates would have on our annual floating rate interest expense as of June 30, 2022:

	Impact of an Increase in Interest Rates
	Annual Interest Rate (1)	Outstanding Debt	Total Interest Expense Per Year	Annual Earnings Per Share Impact (2)
At June 30, 2022	2.4%	$230,000	$5,520	$0.11
One percentage point increase	3.4%	$230,000	$7,820	$0.16
(1)Based on LIBOR plus a premium, which was 110 basis points per annum, as of June 30, 2022.
(2)Based on the weighted average shares outstanding (diluted) for the six months ended June 30, 2022.
The following table presents the impact a one percentage point increase in interest rates would have on our annual floating rate interest expense as of June 30, 2022 if we were fully drawn on our revolving credit facility:

	Impact of an Increase in Interest Rates
	Annual Interest Rate (1)	Outstanding Debt	Total Interest Expense Per Year	Annual Earnings Per Share Impact (2)
At June 30, 2022	2.4%	$750,000	$18,000	$0.37
One percentage point increase	3.4%	$750,000	$25,500	$0.53

(1)Based on LIBOR plus a premium, which was 110 basis points per annum, as of June 30, 2022.
(2)Based on the weighted average shares outstanding (diluted) for the six months ended June 30, 2022.
The foregoing tables show the impact of an immediate increase in floating interest rates as of June 30, 2022. If interest rates were to increase gradually over time, the impact would be spread over time. Our exposure to fluctuations in floating interest rates will increase or decrease in the future with increases or decreases in the outstanding amount under our revolving credit facility or our other floating rate debt, if any. Although we have no present plans to do so, we may in the future enter into hedge arrangements from time to time to mitigate our exposure to changes in interest rates.
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
There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Warning Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q contains statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other securities laws. Also, whenever we use words such as “believe”, “expect”, “anticipate”, “intend”, “plan”, “estimate”, “will”, “may” and negatives or derivatives of these or similar expressions, we are making forward-looking statements. These forward-looking statements are based upon our present intent, beliefs or expectations, but forward-looking statements are not guaranteed to occur and may not occur. Forward-looking statements in this Quarterly Report on Form 10-Q relate to various aspects of our business, including:
•The duration and severity of the COVID-19 pandemic and its impact on us and our tenants and our tenants’ ability and willingness to pay us rent,
•The extent to which certain alternative work arrangements such as work from home will continue and the impact that may have on demand for office space at our properties,
•Our expectations about the financial strength of our tenants,
•The likelihood that our rents will increase when we renew or extend our leases or enter new leases,
•Our belief that we are in a position to opportunistically recycle and deploy capital,
•Our expectations that the diversity and other characteristics of our property portfolio and our financial resources will result in our ability to successfully withstand the COVID-19 pandemic,
•The likelihood that our tenants will renew or extend their leases and not exercise early termination options pursuant to their leases or that we will obtain replacement tenants, on terms as favorable to us as our prior leases,
•The likelihood that our tenants will be negatively affected by cyclical economic conditions or government budget constraints and, if so, the impact that may have on their ability and willingness to lease our properties and pay us rent,
•Our ability to successfully execute our capital recycling program,
•The expectation that, as a result of the COVID-19 pandemic and alternative work arrangements such as work from home, leasing activity may remain volatile until office property market conditions meaningfully improve and stabilize,
•Our ability to pay distributions to our shareholders and to maintain or increase the amount of such distributions,
•Our expectations regarding occupancy at our properties,
•Our expectations regarding our future financial performance including FFO, Normalized FFO or NOI,
•Our expectations regarding demand for leased space,
•Our expectations regarding capital expenditures,
•Our expectation that there will be opportunities for us to acquire, and that we will acquire, additional properties primarily leased to single or majority tenants and tenants with high credit quality characteristics,
•Our expectations regarding the costs and timing of our development, redevelopment and repositioning activities,
•Our ability to compete for acquisitions and tenancies effectively,
•Our sales and acquisitions of properties,
•Our policies and plans regarding investments, financings and dispositions,
•Our ability to appropriately balance our use of debt and equity capital,

•The future availability of borrowings under our revolving credit facility,
•Our ability to raise debt or equity capital,
•Our ability to pay interest on and principal of our debt,
•Our ability to maintain sufficient liquidity during the duration of the COVID-19 pandemic and any economic downturn that may result in response to current inflationary conditions or otherwise,
•Our credit ratings,
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
Our actual results may differ materially from those contained in or implied by our forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors, some of which are beyond our control. Risks, uncertainties and other factors that could have a material adverse effect on our forward-looking statements and upon our business, results of operations, financial condition, FFO, Normalized FFO, NOI, cash flows, liquidity and prospects include, but are not limited to:
•The impact of conditions in the economy, including the COVID-19 pandemic and its aftermath, increasing interest rates, inflation and a possible recession, and the capital markets on us and our tenants,
•Competition within the real estate industry, particularly in those markets in which our properties are located,
•The impact of changes in the real estate needs and financial conditions of our tenants,
•Compliance with, and changes to, federal, state and local laws and regulations, accounting rules, tax laws and similar matters,
•The impact of any U.S. government shutdown on our ability to collect rents or pay our operating expenses, debt obligations and distributions to shareholders on a timely basis,
•Actual and potential conflicts of interest with our related parties, including our Managing Trustees, RMR, Sonesta and others affiliated with them,
•Limitations imposed on our business and our ability to satisfy complex rules in order for us to maintain our qualification for taxation as a REIT for U.S. federal income tax purposes, and
•Acts of terrorism, war or other hostilities, outbreaks of pandemics, including the COVID-19 pandemic, or other manmade or natural disasters beyond our control.
For example:
•Our ability to make or sustain distributions to our shareholders and to make payments of principal and interest on our indebtedness depends upon a number of factors, including our receipt of rent from our tenants, our future earnings, the capital costs we incur to lease our properties and our working capital requirements. We may be unable to pay our debt obligations or to maintain our current rate of distributions on our common shares and future distributions may be reduced or eliminated,
•Our ability to grow our business and increase our distributions depends in large part upon our ability to buy properties and lease them for rents, less their property operating costs, that exceed our capital costs. We may be unable to identify properties that we want to acquire, and we may fail to reach agreement with the sellers and complete the purchases of any properties we want to acquire. In addition, any properties we may acquire may not provide us with rents less property operating costs that exceed our capital costs or achieve our expected returns,

•We may fail to maintain, or we may elect to change our distribution rate. Our Board of Trustees considers many factors when setting distribution rates, including our historical and projected income, Normalized FFO, cash available for distribution, the then current and expected needs and availability of cash to pay our obligations and fund our investments, distributions which may be required to be paid to maintain our qualification for taxation as a REIT and other factors deemed relevant by our Board of Trustees. Accordingly, future distribution rates may be increased or decreased and there is no assurance as to the rate at which future distributions will be paid,
•We expect to selectively sell properties from time to time when we determine our continued ownership or ongoing required capital expenditures will not achieve desired returns or when we believe we can successfully pursue more desirable opportunities than retaining those properties. We cannot be sure we will sell any of these properties or what the terms of any sales may be or that we will acquire replacement properties that improve our asset quality or our ability to increase our distributions to shareholders,
•We may not receive the amounts we expect for properties we seek to sell,
•We may not succeed in managing leverage at levels we believe are appropriate,
•Some of our tenants may not renew expiring leases or they may exercise their rights, if any, to vacate their space before the stated expirations of their leases, and we may be unable to obtain new tenants to maintain or increase the historical occupancy rates of, or rents from, our properties,
•Rents that we can charge at our properties may decline upon renewals or expirations because of changing market conditions or otherwise,
•Leasing for some of our properties depends on a single or majority tenant and we may be adversely affected by the bankruptcy, insolvency, a downturn of business or a lease termination of such single or majority tenant at these properties,
•Our belief that there is a likelihood that tenants may renew or extend our leases prior to their expirations whenever they have made significant investments in the leased properties, or because those properties may be of strategic importance to them, may not be realized,
•Our belief that our recent leasing activity and negotiations for vacant or expiring space may suggest that there is an improving demand environment for office space may be incorrect or the demand for office space may decrease,
•Overall new leasing volume may remain volatile. In addition, if the COVID-19 pandemic, a significant level of alternative work arrangements, including work from home, and current inflationary conditions continue for an extended period or worsen or if a recession occurs, our tenants may become unable to pay rent or they may elect to not renew their leases with us. Further, some of our government leases provide the tenant with certain rights to terminate their lease early. Budgetary and other fiscal pressures may result in some governmental tenants terminating their leases early or not renewing their leases. In addition, the COVID-19 pandemic has caused changes in workplace practices, including increased remote work arrangements. To the extent those practices become permanent or further increase, leasing demand for office space may decline. As a result of these factors, our tenant retention levels could decline and we may experience reduced rent or incur increased costs under future new or renewal leases,
•Our belief that we are well positioned to opportunistically recycle and deploy capital may not be realized. We may fail to identify and execute on opportunities to deploy capital and any deployment of capital we may make may not result in the returns that we expect,
•Our perception that activity prior to the outbreak of the COVID-19 pandemic suggested that the government had begun to shift its leasing strategy to include longer term leases and that the government was actively exploring 10 to 20 year lease terms at renewal, in some instances, may mistakenly imply that these activities are indicative of a trend or broader change in government leasing strategy or practices,
•Contingencies in our acquisition and sale agreements, if any, may not be satisfied and any expected acquisitions and sales and any related lease arrangements we expect to enter may not occur, may be delayed or the terms of such transactions or arrangements may change,
•We expect to pursue accretively growing our property portfolio. However, we may not succeed in making acquisitions that are accretive and future acquisitions could be dilutive,

•The competitive advantages we believe we have may not in fact exist or provide us with the advantages we expect. We may fail to maintain any of these advantages or our competition may obtain or increase their competitive advantages relative to us,
•We intend to conduct our business activities in a manner that will afford us reasonable access to capital for investment and financing activities. However, we may not succeed in this regard and we may not have reasonable access to capital,
•Continued availability of borrowings under our revolving credit facility is subject to our satisfying certain financial covenants and other credit facility conditions that we may be unable to satisfy,
•Actual costs under our revolving credit facility will be higher than the stated rate plus a premium because of fees and expenses associated with such debt,
•The interest rates payable under our floating rate debt obligations depend upon our credit ratings. If our credit ratings are downgraded, our borrowing costs will increase,
•Our ability to access debt capital and the cost of our debt capital will depend in part on our credit ratings. If our credit ratings are downgraded, we may not be able to access debt capital or the debt capital we can access may be expensive,
•We may be unable to repay our debt obligations when they become due,
•The maximum borrowing availability under our revolving credit facility may be increased to up to $1.95 billion in certain circumstances; however, increasing the maximum borrowing availability under our revolving credit facility is subject to our obtaining additional commitments from lenders, which may not occur,
•We have the option to extend the maturity date of our revolving credit facility upon payment of a fee and meeting other conditions; however, the applicable conditions may not be met,
•We may incur significant costs to prepare a property for tenancy, particularly for single or majority tenant properties,
•We may spend more for capital expenditures than we currently expect or than we had planned when the project was commenced, including as a result of inflation, supply chain challenges or otherwise, and we plan to spend more for capital expenditures than we have in the past,
•We may fail to obtain development rights or entitlements that we may seek for development and other projects we may wish to conduct at our properties,
•Our existing joint ventures and any additional joint ventures we may enter into in the future may not be successful,
•Any development, redevelopment or repositioning projects we undertake may be unsuccessful, may require greater capital expenditures or other costs than we project or may take significant time to complete, including as a result of inflation, supply chain challenges or otherwise,
•We believe that we are well positioned to weather the present COVID-19 pandemic conditions in the economy and the real estate industry. However, the full extent of the future impact of the COVID-19 pandemic to us is unknown and we may not realize similar or better operating results in the future,
•The business and property management agreements between us and RMR have continuing 20 year terms. However, those agreements permit early termination in certain circumstances. Accordingly, we cannot be sure that these agreements will remain in effect for continuing 20 year terms,
•We expect that we will benefit from RMR’s Environmental, Social and Governance, or ESG, program and initiatives. However, we may not realize the benefits we expect from such program and initiatives and we or RMR may not succeed in meeting existing or future standards regarding ESG,
•We believe that our relationships with our related parties, including RMR, Sonesta and others affiliated with them, may benefit us and provide us with competitive advantages in operating and growing our business. However, the advantages we believe we may realize from these relationships may not materialize, and
•It is difficult to accurately estimate leasing related obligations and costs of property development, redevelopment or repositioning and tenant improvement costs. Our unspent leasing related obligations and development, redevelopment or repositioning costs may cost more and may take longer to complete than we currently expect or than we planned when the project was commenced, and we may incur increased amounts for these and similar purposes in the future.
Currently unexpected results could occur due to many different circumstances, some of which are beyond our control, such as the COVID-19 pandemic and its aftermath, economic conditions, including increasing interest rates, high inflation and a possible recession, other changes in the capital markets or the economy generally, changes in our tenants’ needs for leased space, the ability of the U.S. and state governments to approve spending bills to fund their obligations, acts of terrorism, war or other hostilities, natural disasters or climate change and climate related events.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer purchases of equity securities. The following table provides information about our purchases of our equity securities during the quarter ended June 30, 2022:

Calendar Month	Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 2022	265	$24.07	—	$—
June 2022	525	18.84	—	—
Total	790	$20.59	—	$—
(1)These common share withholdings and purchases were made to satisfy tax withholding and payment obligations of one of our Trustees and a former employee of RMR in connection with awards of our common shares and the vesting of those and prior awards of common shares to them. We withheld and purchased these shares at their fair market values based upon the trading prices of our common shares at the close of trading on Nasdaq on the purchase dates.
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

4.4
Third Supplemental Indenture, dated as of May 18, 2021, between the Company and U.S. Bank National Association, relating to the Company’s 2.650% Senior Notes due 2026, including form thereof. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021.)

4.5
Fourth Supplemental Indenture, dated as of August 13, 2021, between the Company and U.S. Bank National Association, relating to the Company’s 2.400% Senior Notes due 2027, including form thereof. (Incorporated by reference to the Company's Quarterly Report on Form 10Q for the quarter ended September 30, 2021.)

4.6
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

4.11
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

10.1	Summary of Trustee Compensation. (Incorporated by reference to the Company's Current Report on Form 8-K filed on June 17, 2022.)

31.1	Rule 13a-14(a) Certification. (Filed herewith.)

31.2	Rule 13a-14(a) Certification. (Filed herewith.)

31.3	Rule 13a-14(a) Certification. (Filed herewith.)

31.4	Rule 13a-14(a) Certification. (Filed herewith.)

32.1	Section 1350 Certification. (Furnished herewith.)

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document. (Filed herewith.)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (Filed herewith.)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (Filed herewith.)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (Filed herewith.)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (Filed herewith.)
104	Cover Page Interactive Data File. (Formatted as Inline XBRL and contained in Exhibit 101.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OFFICE PROPERTIES INCOME TRUST

By:	/s/ Christopher J. Bilotto
Christopher J. Bilotto
President and Chief Operating Officer
Dated: July 28, 2022

By:	/s/ Matthew C. Brown
Matthew C. Brown
Chief Financial Officer and Treasurer
(principal financial officer and principal accounting officer)
Dated: July 28, 2022