Form 10-Q
period 2022-09-30
OFFICE PROPERTIES INCOME TRUST
filed 2022-10-27
CIK 1456772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Number of registrant’s common shares of beneficial interest, $.01 par value per share, outstanding as of October 26, 2022: 48,566,059

OFFICE PROPERTIES INCOME TRUST

FORM 10-Q

September 30, 2022

References in this Quarterly Report on Form 10-Q to “the Company”, “OPI”, “we”, “us” or “our” include Office Properties Income Trust and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

PART I.    Financial Information
Item 1.    Financial Statements
OFFICE PROPERTIES INCOME TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)
(unaudited)

	September 30, 2022	December 31, 2021
ASSETS
Real estate properties:
Land	$826,948	$874,108
Buildings and improvements	3,049,397	3,036,978
Total real estate properties, gross	3,876,345	3,911,086
Accumulated depreciation	(538,436)	(495,912)
Total real estate properties, net	3,337,909	3,415,174
Assets of properties held for sale	4,498	26,598
Investments in unconsolidated joint ventures	35,070	34,838
Acquired real estate leases, net	396,263	505,629
Cash and cash equivalents	14,005	83,026
Restricted cash	1,520	1,489
Rents receivable	105,391	112,886
Due from related persons	464	—
Deferred leasing costs, net	63,951	53,883
Other assets, net	9,915	8,160
Total assets	$3,968,986	$4,241,683

LIABILITIES AND SHAREHOLDERS’ EQUITY
Unsecured revolving credit facility	$135,000	$—
Senior unsecured notes, net	2,185,974	2,479,772
Mortgage notes payable, net	72,841	98,178
Liabilities of properties held for sale	1,217	594
Accounts payable and other liabilities	152,945	142,609
Due to related persons	—	6,787
Assumed real estate lease obligations, net	14,844	17,034
Total liabilities	2,562,821	2,744,974

Commitments and contingencies

Shareholders’ equity:
Common shares of beneficial interest, $0.01 par value: 200,000,000 shares authorized, 48,566,206 and 48,425,665 shares issued and outstanding, respectively	486	484
Additional paid in capital	2,619,041	2,617,169
Cumulative net income	163,216	175,715
Cumulative common distributions	(1,376,578)	(1,296,659)
Total shareholders’ equity	1,406,165	1,496,709
Total liabilities and shareholders’ equity	$3,968,986	$4,241,683

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OFFICE PROPERTIES INCOME TRUST
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(amounts in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Rental income	$137,683	$147,572	$426,353	$429,195

Expenses:
Real estate taxes	16,414	20,067	49,642	52,133
Utility expenses	7,986	7,389	20,671	19,131
Other operating expenses	27,737	26,537	81,597	76,874
Depreciation and amortization	52,988	59,533	170,993	178,991
Loss on impairment of real estate	—	(3)	21,820	55,854
Acquisition and transaction related costs	—	—	224	—
General and administrative	6,564	448	19,353	24,690
Total expenses	111,689	113,971	364,300	407,673

Gain on sale of real estate	16,925	36	7,437	54,154
Interest and other income	56	—	73	7
Interest expense (including net amortization of debt premiums, discounts and issuance costs of $2,176, $2,442, $6,946 and $7,366, respectively)	(24,969)	(26,929)	(78,923)	(84,728)
Loss on early extinguishment of debt	—	(2,274)	(77)	(14,068)
Income (loss) before income tax expense and equity in net losses of investees	18,006	4,434	(9,437)	(23,113)
Income tax expense	(90)	(34)	(431)	(348)
Equity in net losses of investees	(952)	(688)	(2,631)	(1,664)
Net income (loss)	$16,964	$3,712	$(12,499)	$(25,125)

Weighted average common shares outstanding (basic)	48,286	48,211	48,260	48,179
Weighted average common shares outstanding (diluted)	48,286	48,244	48,260	48,179

Per common share amounts (basic and diluted):
Net income (loss)	$0.35	$0.08	$(0.27)	$(0.52)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OFFICE PROPERTIES INCOME TRUST
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(dollars in thousands)
(unaudited)

	Number of Shares	Common Shares	Additional Paid In Capital	Cumulative Net Income	Cumulative Common Distributions	Total Shareholders’ Equity
Balance at December 31, 2021	48,425,665	$484	$2,617,169	$175,715	$(1,296,659)	$1,496,709
Share grants	—	—	415	—	—	415
Share forfeitures	(400)	—	(1)	—	—	(1)
Net loss	—	—	—	(13,407)	—	(13,407)
Distributions to common shareholders	—	—	—	—	(26,634)	(26,634)
Balance at March 31, 2022	48,425,265	484	2,617,583	162,308	(1,323,293)	1,457,082
Share grants	31,500	1	1,078	—	—	1,079
Share forfeitures and repurchases	(1,690)	—	(21)	—	—	(21)
Net loss	—	—	—	(16,056)	—	(16,056)
Distributions to common shareholders	—	—	—	—	(26,634)	(26,634)
Balance at June 30, 2022	48,455,075	485	2,618,640	146,252	(1,349,927)	1,415,450
Share grants	141,200	1	922	—	—	923
Share forfeitures and repurchases	(30,069)	—	(521)	—	—	(521)
Net income	—	—	—	16,964	—	16,964
Distributions to common shareholders	—	—	—	—	(26,651)	(26,651)
Balance at September 30, 2022	48,566,206	$486	$2,619,041	$163,216	$(1,376,578)	$1,406,165

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

OFFICE PROPERTIES INCOME TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,499)	$(25,125)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	73,174	67,469
Net amortization of debt premiums, discounts and issuance costs	6,946	7,366
Amortization of acquired real estate leases	93,458	108,471
Amortization of deferred leasing costs	6,115	5,750
Gain on sale of real estate	(7,437)	(54,154)
Loss on impairment of real estate	21,820	55,854
Loss on early extinguishment of debt	77	9,694
Straight line rental income	(7,226)	(13,128)
Other non-cash expenses, net	1,591	1,627
Equity in net losses of investees	2,631	1,664
Change in assets and liabilities:
Rents receivable	7,625	10,567
Deferred leasing costs	(20,724)	(14,388)
Other assets	(2,358)	(1,523)
Accounts payable and other liabilities	(3,255)	(7,919)
Due to / from related persons	(7,251)	6,457
Net cash provided by operating activities	152,687	158,682

CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate acquisitions	—	(563,447)
Real estate improvements	(137,031)	(65,186)
Distributions in excess of earnings from unconsolidated joint ventures	51	459
Contributions to unconsolidated joint ventures	(2,914)	—
Proceeds from sale of properties, net	189,069	192,476
Net cash provided by (used in) investing activities	49,175	(435,698)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of mortgage notes payable	(25,400)	(72,238)
Repayment of senior unsecured notes	(300,000)	(610,000)
Proceeds from issuance of senior unsecured notes, net	—	1,041,809
Borrowings on unsecured revolving credit facility	295,000	755,000
Repayments on unsecured revolving credit facility	(160,000)	(755,000)
Payment of debt issuance costs	—	(2,655)
Repurchase of common shares	(533)	(1,001)
Distributions to common shareholders	(79,919)	(79,734)
Net cash (used in) provided by financing activities	(270,852)	276,181

Decrease in cash, cash equivalents and restricted cash	(68,990)	(835)
Cash, cash equivalents and restricted cash at beginning of period	84,515	56,855
Cash, cash equivalents and restricted cash at end of period	$15,525	$56,020
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OFFICE PROPERTIES INCOME TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(dollars in thousands)
(unaudited)

	Nine Months Ended September 30,
	2022	2021
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$80,504	$86,917
Income taxes paid	$283	$294

NON-CASH INVESTING ACTIVITIES:
Real estate improvements accrued, not paid	$34,340	$15,428
Real estate acquisitions	$—	$(13,031)
Capitalized interest	$2,887	$392

SUPPLEMENTAL DISCLOSURE OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows:

	As of September 30,
	2022	2021
Cash and cash equivalents	$14,005	$54,881
Restricted cash (1)	1,520	1,139
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$15,525	$56,020
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
Note 2. Per Common Share Amounts
We calculate basic earnings per common share using the two class method. We calculate diluted earnings per share using the more dilutive of the two class method or the treasury stock method. Unvested share awards and other potentially dilutive common shares, together with the related impact on earnings, are considered when calculating diluted earnings per share. The calculation of basic and diluted earnings per share is as follows (amounts in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerators:
Net income (loss)	$16,964	$3,712	$(12,499)	$(25,125)
Income attributable to unvested participating securities	(99)	(11)	(299)	—
Net income (loss) used in calculating earnings per share	$16,865	$3,701	$(12,798)	$(25,125)

Denominators:
Weighted average common shares outstanding - basic	48,286	48,211	48,260	48,179
Effect of dilutive securities: unvested share awards	—	33	—	—
Weighted average common shares outstanding - diluted	48,286	48,244	48,260	48,179

Net income (loss) per common share - basic and diluted	$0.35	$0.08	$(0.27)	$(0.52)
Note 3. Real Estate Properties
As of September 30, 2022, our wholly owned properties were comprised of 162 properties containing approximately 21,211,000 rentable square feet, with an undepreciated carrying value of $3,880,911, including $4,566 classified as held for sale. We also had noncontrolling ownership interests of 51% and 50% in two unconsolidated joint ventures that own three properties containing approximately 444,000 rentable square feet. We generally lease space at our properties on a gross lease, modified gross lease or net lease basis pursuant to fixed term contracts expiring between 2022 and 2053. Some of our leases generally require us to pay all or some property operating expenses and to provide all or most property management services. During the three months ended September 30, 2022, we entered into 24 leases for approximately 606,000 rentable square feet for a weighted (by rentable square feet) average lease term of 7.2 years and we made commitments for approximately $43,013 of leasing related costs. During the nine months ended September 30, 2022, we entered into 63 leases for approximately 1,857,000 rentable square feet for a weighted (by rentable square feet) average lease term of 9.0 years and we

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)
(unaudited)
made commitments for approximately $113,130 of leasing related costs. As of September 30, 2022, we had estimated unspent leasing related obligations of $137,420.
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
Disposition Activities
During the nine months ended September 30, 2022, we sold 16 properties containing approximately 2,077,000 rentable square feet for an aggregate sales price of $195,920, excluding closing costs. The sales of these properties, as presented in the table below, do not represent significant dispositions, individually or in the aggregate, nor do they represent a strategic shift in our business. As a result, the results of operations of these properties are included in continuing operations through the date of sale in our condensed consolidated statements of comprehensive income (loss).

Date of Sale	Number of Properties	Location	Rentable Square Feet	Gross Sales Price (1)	Gain (Loss) on Sale of Real Estate	Loss on Impairment of Real Estate
January 2022	1	Rockville, MD	129,000	$6,750	$(72)	$—
February 2022	2	Chesapeake, VA	172,000	18,945	2,296	—
March 2022	1	Milwaukee, WI	29,000	3,775	(75)	—
May 2022	1	Holtsville, NY	264,000	28,500	1,900	—
June 2022	1	Fairfax, VA	184,000	19,750	(13,537)	—
July 2022	1	Houston, TX	206,000	9,800	(335)	15,278
August 2022	3	Birmingham, AL	448,000	16,050	(265)	3,709
August 2022	1	Erlanger, KY	86,000	2,600	135	2,184
September 2022	2	Chesapeake, VA	214,000	24,000	62	649
September 2022	2	Everett, WA	112,000	31,500	11,959	—
September 2022	1	Salem, OR	233,000	34,250	5,369	—
	16		2,077,000	$195,920	$7,437	$21,820
(1)Gross sales price is the gross contract price, excluding closing costs.
As of September 30, 2022, we had four properties, including one leasable land parcel, classified as held for sale in our condensed consolidated balance sheet. As of October 26, 2022, we have entered into agreements to sell five properties containing approximately 338,000 rentable square feet, including those classified as held for sale as of September 30, 2022, for an aggregate sales price of $20,450, excluding closing costs. These pending sales are subject to conditions; accordingly, we cannot be sure that we will complete these sales or that these sales will not be delayed or the terms will not change.

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)
(unaudited)
Unconsolidated Joint Ventures
We own interests in two joint ventures that own three properties. We account for these investments under the equity method of accounting. As of September 30, 2022 and December 31, 2021, our investments in unconsolidated joint ventures consisted of the following:

		OPI Carrying Value of Investments at
Joint Venture	OPI Ownership	September 30, 2022	December 31, 2021	Number of Properties	Location	Rentable Square Feet
Prosperity Metro Plaza	51%	$19,586	$20,672	2	Fairfax, VA	329,000
1750 H Street, NW	50%	15,484	14,166	1	Washington, D.C.	115,000
Total		$35,070	$34,838	3		444,000
The following table provides a summary of the mortgage debt of our two unconsolidated joint ventures:

Joint Venture	Interest Rate (1)	Maturity Date	Principal Balance at September 30, 2022 and December 31, 2021 (2)
Prosperity Metro Plaza	4.09%	12/1/2029	$50,000
1750 H Street, NW	3.69%	8/1/2024	32,000
Weighted Average / Total	3.93%		$82,000
(1)Includes the effect of mark to market purchase accounting.
(2)Reflects the entire balance of the debt secured by the properties and is not adjusted to reflect the interests in the joint ventures we do not own. None of the debt is recourse to us.
At September 30, 2022, the aggregate unamortized basis difference of our two unconsolidated joint ventures of $6,612 was primarily attributable to the difference between the amount we paid to purchase our interest in these joint ventures, including transaction costs, and the historical carrying value of the net assets of these joint ventures. This difference is being amortized over the remaining useful life of the related properties and the resulting amortization expense is included in equity in net losses of investees in our condensed consolidated statements of comprehensive income (loss).
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
We increased rental income to record revenue on a straight line basis by $1,765 and $3,924 for the three months ended September 30, 2022 and 2021, respectively, and $7,226 and $13,128 for the nine months ended September 30, 2022 and 2021, respectively. Rents receivable, excluding properties classified as held for sale, included $82,701 and $82,978 of straight line rent receivables at September 30, 2022 and December 31, 2021, respectively.
We do not include in our measurement of our lease receivables certain variable payments, including payments determined by changes in the index or market-based indices after the inception of the lease, certain tenant reimbursements and other income until the specific events that trigger the variable payments have occurred. Such payments totaled $23,183 and $67,820 for the three and nine months ended September 30, 2022, respectively, of which tenant reimbursements totaled $21,953 and $64,437, respectively. For the three and nine months ended September 30, 2021, such payments totaled $24,098 and $60,446, respectively, of which tenant reimbursements totaled $23,167 and $57,609, respectively.

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)
(unaudited)
Note 5. Concentration
Tenant and Credit Concentration
We define annualized rental income as the annualized contractual base rents from our tenants pursuant to our lease agreements as of the measurement date, plus straight line rent adjustments and estimated recurring expense reimbursements to be paid to us, and excluding lease value amortization. As of September 30, 2022, the U.S. government, nine state governments and four other government tenants combined were responsible for approximately 27.8% of our annualized rental income. As of September 30, 2021, the U.S. government, 11 state governments and four other government tenants combined were responsible for approximately 29.8% of our annualized rental income. The U.S. government is our largest tenant by annualized rental income and represented approximately 19.1% and 19.7% of our annualized rental income as of September 30, 2022 and 2021, respectively.
Geographic Concentration
At September 30, 2022, our 162 wholly owned properties were located in 31 states and the District of Columbia. Properties located in California, Virginia, Illinois, the District of Columbia and Georgia were responsible for approximately 11.6%, 11.3%, 11.1%, 10.3% and 8.8% of our annualized rental income as of September 30, 2022, respectively.
Note 6. Indebtedness
Our principal debt obligations at September 30, 2022 were: (1) $135,000 of outstanding borrowings under our $750,000 unsecured revolving credit facility; (2) $2,212,000 aggregate outstanding principal amount of senior unsecured notes; and (3) $72,901 aggregate outstanding principal amount of mortgage notes.
Our $750,000 revolving credit facility is governed by a credit agreement, or our credit agreement, with a syndicate of institutional lenders that includes a feature under which the maximum aggregate borrowing availability may be increased to up to $1,950,000 in certain circumstances. Our revolving credit facility is available for general business purposes, including acquisitions. The maturity date of our revolving credit facility is January 31, 2023 and, subject to our payment of an extension fee and meeting certain other conditions, we have the option to extend the stated maturity date of our revolving credit facility by two additional six month periods. We can borrow, repay and reborrow funds available under our revolving credit facility until maturity and no principal repayment is due until maturity. We are required to pay interest at a rate of LIBOR plus a premium, which was 110 basis points per annum at September 30, 2022, on the amount outstanding under our revolving credit facility. We also pay a facility fee on the total amount of lending commitments under our revolving credit facility, which was 25 basis points per annum at September 30, 2022. Both the interest rate premium and facility fee are subject to adjustment based upon changes to our credit ratings. As of September 30, 2022 and December 31, 2021, the annual interest rate payable on borrowings under our revolving credit facility was 3.9% and 1.2%, respectively. The weighted average annual interest rate for borrowings under our revolving credit facility was 3.3% and 3.2% for the three and nine months ended September 30, 2022, respectively, and 1.2% for each of the three and nine months ended September 30, 2021. As of September 30, 2022 and October 26, 2022, we had $135,000 and $145,000, respectively, outstanding under our revolving credit facility, and $615,000 and $605,000, respectively, available for borrowing.
Our credit agreement and senior unsecured notes indentures and their supplements provide for acceleration of payment of all amounts due thereunder upon the occurrence and continuation of certain events of default, such as, in the case of our credit agreement, a change of control of us, which includes The RMR Group LLC, or RMR, ceasing to act as our business and property manager. Our credit agreement and senior unsecured notes indentures and their supplements also contain covenants, including covenants that restrict our ability to incur debts, require us to comply with certain financial covenants and, in the case of our credit agreement, restrict our ability to make distributions under certain circumstances. We believe we were in compliance with the terms and conditions of the respective covenants under our credit agreement and senior unsecured notes indentures and their supplements at September 30, 2022.
Mortgage Note Prepayments
In April 2022, we prepaid, at par plus accrued interest, a mortgage note secured by one property with an outstanding principal balance of $24,863, an annual interest rate of 4.22% and a maturity date in July 2022.

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)
(unaudited)
In October 2022, we prepaid, at a discounted amount of $22,176 plus accrued interest, a mortgage note secured by one property with an outstanding principal balance of $22,901, an annual interest rate of 4.80% and a maturity date in June 2023.
Senior Unsecured Note Redemption
In June 2022, we redeemed, at par plus accrued interest, all $300,000 of our 4.00% senior unsecured notes due July 2022. As a result of this redemption, we recognized a loss on early extinguishment of debt of $77 during the nine months ended September 30, 2022, from the write off of unamortized discounts and debt issuance costs.
At September 30, 2022, two of our properties with an aggregate net book value of $125,033 were encumbered by mortgage notes with an aggregate principal amount of $72,901. Our mortgage notes are non-recourse, subject to certain limited exceptions and do not contain any material financial covenants.
Note 7. Fair Value of Assets and Liabilities
Our financial instruments include our cash and cash equivalents, restricted cash, rents receivable, accounts payable, a revolving credit facility, senior unsecured notes, mortgage notes payable, amounts due from and to related persons, other accrued expenses and security deposits. At September 30, 2022 and December 31, 2021, the fair values of our financial instruments approximated their carrying values in our condensed consolidated financial statements, due to their short term nature or floating interest rates, except as follows:

	As of September 30, 2022		As of December 31, 2021
Financial Instrument	Carrying Value (1)	Fair Value	Carrying Value (1)	Fair Value
Senior unsecured notes, 4.00% interest rate, due in 2022 (2)	$—	$—	$299,500	$304,148
Senior unsecured notes, 4.25% interest rate, due in 2024	346,292	322,091	344,581	365,449
Senior unsecured notes, 4.50% interest rate, due in 2025	641,956	577,883	639,370	687,749
Senior unsecured notes, 2.650% interest rate, due in 2026	297,682	225,054	297,213	298,502
Senior unsecured notes, 2.400% interest rate, due in 2027	347,311	252,025	346,845	339,764
Senior unsecured notes, 3.450% interest rate, due in 2031	396,070	241,576	395,744	388,458
Senior unsecured notes, 6.375% interest rate, due in 2050	156,663	124,416	156,519	177,098
Mortgage notes payable (3) (4)	72,841	71,665	98,178	100,294
Total	$2,258,815	$1,814,710	$2,577,950	$2,661,462

(1)Includes unamortized debt premiums, discounts and issuance costs totaling $26,086 and $32,351 as of September 30, 2022 and December 31, 2021, respectively.
(2)These senior notes were redeemed in June 2022.
(3)Balance as of December 31, 2021 includes a mortgage note secured by one property with an outstanding principal balance of $25,055 that was prepaid in April 2022.
(4)Balance as of September 30, 2022 includes a mortgage note secured by one property with an outstanding principal balance of $22,901 that was prepaid at a discounted amount of $22,176 plus accrued interest in October 2022. This mortgage note was secured by one property and had an annual interest rate of 4.80% and a maturity date in June 2023.

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

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)
(unaudited)

On September 14, 2022, we awarded under our equity compensation plan an aggregate of 141,200 of our common shares, valued at $17.49 per share, the closing price of our common shares on Nasdaq on that day, to our officers and certain other employees of RMR.
Share Purchases
During the three and nine months ended September 30, 2022, we purchased an aggregate of 29,469 and 30,259 of our common shares, respectively, valued at a weighted average share price of $17.53 and $17.61 per share, respectively, from certain of our Trustees and officers and certain other current and former officers and employees of RMR in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of our common shares.
Distributions
During the nine months ended September 30, 2022, we declared and paid regular quarterly distributions to common shareholders as follows:

Declaration Date	Record Date	Paid Date	Distributions Per Common Share	Total Distributions
January 13, 2022	January 24, 2022	February 17, 2022	$0.55	$26,634
April 14, 2022	April 25, 2022	May 19, 2022	0.55	26,634
July 14, 2022	July 25, 2022	August 18, 2022	0.55	26,651
			$1.65	$79,919
On October 13, 2022, we declared a regular quarterly distribution payable to common shareholders of record on October 24, 2022 in the amount of $0.55 per share, or approximately $26,700. We expect to pay this distribution on or about November 17, 2022.
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
Pursuant to our business management agreement with RMR, we recognized net business management fees of $4,260 and $13,462 for the three and nine months ended September 30, 2022, respectively, and $(1,738) and $18,287 for the three and nine months ended September 30, 2021, respectively. Based on our common share total return, as defined in our business management agreement, as of September 30, 2022, no estimated incentive fees are included in the net business management fees we recognized for the three and nine months ended September 30, 2022. The actual amount of annual incentive fees for 2022, if any, will be based on our common share total return, as defined in our business management agreement, for the three year period ending December 31, 2022, and will be payable in January 2023. The net business management fees we recognized for the three months ended September 30, 2021 included a reversal of $6,627 of previously accrued estimated business management incentive fees, which represents the amount by which the 2021 business management incentive fees as of June 30, 2021 exceeded the amount estimated as of September 30, 2021. The net business management fees we recognized for the nine months ended September 30, 2021 included $4,484 of accrued estimated incentive fees. We did not incur an incentive fee payable to RMR for the year ended December 31, 2021. We include business management fees in general and administrative expenses in our condensed consolidated statements of comprehensive income (loss).
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
Pursuant to our property management agreement with RMR, we recognized aggregate net property management and construction supervision fees of $6,502 and $19,024 for the three and nine months ended September 30, 2022, respectively, and

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)
(unaudited)
$5,519 and $15,045 for the three and nine months ended September 30, 2021, respectively. Of these amounts, for the three and nine months ended September 30, 2022, $3,996 and $12,237, respectively, were expensed to other operating expenses in our condensed consolidated statements of comprehensive income (loss) and $2,506 and $6,787, respectively, were capitalized as building improvements in our condensed consolidated balance sheet. For the three and nine months ended September 30, 2021, $4,224 and $12,239, respectively, were expensed to other operating expenses in our condensed consolidated statements of comprehensive income (loss) and $1,295 and $2,806, respectively, were capitalized as building improvements in our condensed consolidated balance sheets. The amounts capitalized are being depreciated over the estimated useful lives of the related capital assets.
We are generally responsible for all of our operating expenses, including certain expenses incurred or arranged by RMR on our behalf. We are generally not responsible for payment of RMR’s employment, office or administrative expenses incurred to provide management services to us, except for the employment and related expenses of RMR’s employees assigned to work exclusively or partly at our properties, our share of the wages, benefits and other related costs of RMR’s centralized accounting personnel, our share of RMR’s costs for providing our internal audit function and as otherwise agreed. Our property level operating expenses are generally incorporated into the rents charged to our tenants, including certain payroll and related costs incurred by RMR. We reimbursed RMR $6,268 and $18,281 for these expenses and costs for the three and nine months ended September 30, 2022, respectively, and $6,131 and $18,108 for the three and nine months ended September 30, 2021, respectively. We included these amounts in other operating expenses and general and administrative expenses, as applicable, in our condensed consolidated statements of comprehensive income (loss).
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
Share Awards to RMR Employees. See Note 8 for further information relating to our awards of common shares to our officers and certain other employees of RMR in September 2022 and our repurchases of common shares from certain of our Trustees and officers and certain other current and former officers and employees of RMR in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of our common shares to them. We include amounts recognized as expense for awards of our common shares to our officers and other RMR employees in general and administrative expenses in our condensed consolidated statements of comprehensive income (loss).
Our Manager, RMR. We have two agreements with RMR to provide management services to us. See Note 9 for more information regarding our management agreements with RMR.
Leases with RMR. We lease office space to RMR in certain of our properties for RMR’s property management offices. Pursuant to our lease agreements with RMR, we recognized rental income from RMR for leased office space of $282 and $851 for the three and nine months ended September 30, 2022, respectively, and $275 and $850 for the three and nine months ended September 30, 2021, respectively.
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
OVERVIEW (dollars in thousands, except per share and per square foot data)
We are a real estate investment trust, or REIT, organized under Maryland law. As of September 30, 2022, our wholly owned properties were comprised of 162 properties and we had noncontrolling ownership interests of 51% and 50% in two unconsolidated joint ventures that own three properties containing approximately 444,000 rentable square feet. As of September 30, 2022, our properties are located in 31 states and the District of Columbia and contain approximately 21,211,000 rentable square feet. As of September 30, 2022, our properties were leased to 276 different tenants with a weighted average remaining lease term (based on annualized rental income) of approximately 6.3 years. The U.S. government is our largest tenant, representing approximately 19.1% of our annualized rental income as of September 30, 2022. The term annualized rental income as used herein is defined as the annualized contractual base rents from our tenants pursuant to our lease agreements as of September 30, 2022, plus straight line rent adjustments and estimated recurring expense reimbursements to be paid to us, and excluding lease value amortization.
Certain changes in office space utilization following the COVID-19 pandemic, including increased remote work arrangements, continue to impact the market. The utilization and demand for office space continues to evolve and the ultimate impact of current trends on the demands for office space at our properties remains uncertain and subject to change. Accordingly, we do not yet know the full extent of the impacts on our or our tenants’ businesses and operations.
In response to inflationary pressures, the U.S. Federal Reserve increased the federal funds rate by 300 basis points over five consecutive meetings from March 2022 to September 2022 and has signaled that further increases are likely to occur. These inflationary pressures and rising interest rates in the United States and globally have given rise to increasing concerns that the U.S. economy is now in, or may soon enter, an economic recession and they have caused disruptions in the financial markets. Sustained inflationary pressures, increased interest rates, an economic recession or continued or intensified disruptions in the financial markets could adversely affect our financial condition and that of our tenants, could adversely impact the ability of our tenants to renew our leases or pay rent to us, would impair our ability to effectively deploy our capital or realize upon investments on favorable terms, may restrict our access to, and would likely increase our cost of capital, and may cause the values of our properties and of our securities to decline.
For more information and risks relating to the COVID-19 pandemic, inflation and changes in market interest rates and their impacts on us and our business, see Part I, Item IA, “Risk Factors”, of our 2021 Annual Report.
Property Operations
Unless otherwise noted, the data presented in this section includes properties classified as held for sale as of September 30, 2022 and excludes three properties owned by two unconsolidated joint ventures in which we own 51% and 50% interests. For more information regarding our properties classified as held for sale and our two unconsolidated joint ventures, see Note 3 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Occupancy data for our properties as of September 30, 2022 and 2021 was as follows (square feet in thousands):

	All Properties (1)(2)		Comparable Properties (3)
	September 30,		September 30,
	2022	2021	2022	2021
Total properties	162	178	150	150
Total rentable square feet (4)	21,211	23,274	19,139	19,144
Percent leased (5)	90.7%	89.0%	93.6%	93.1%

(1)Based on properties we owned on September 30, 2022 and 2021, respectively.
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

The average effective rental rate per square foot for our properties for the three and nine months ended September 30, 2022 and 2021 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Average effective rental rate per square foot (1):
All properties (2)	$29.19	$28.86	$29.44	$27.12
Comparable properties (3)	$29.09	$28.84	$27.64	$27.11

(1)Average effective rental rate per square foot represents annualized total rental income during the period specified divided by the average rentable square feet leased during the period specified.
(2)Based on properties we owned on September 30, 2022 and 2021, respectively.
(3)Based on properties we owned continuously since July 1, 2021 and January 1, 2021, respectively; excludes properties classified as held for sale and properties undergoing significant redevelopment, if any, and three properties owned by two unconsolidated joint ventures in which we own 51% and 50% interests.
During the three and nine months ended September 30, 2022, changes in rentable square feet leased and available for lease at our properties were as follows (square feet in thousands):

	Three Months Ended September 30, 2022			Nine Months Ended September 30, 2022
	Leased	Available for Lease	Total	Leased	Available for Lease	Total
Beginning of period	20,100	2,391	22,491	20,817	2,454	23,271
Changes resulting from:
Disposition of properties	(827)	(472)	(1,299)	(1,349)	(728)	(2,077)
Lease expirations	(643)	643	—	(2,088)	2,088	—
Lease renewals (1)	383	(383)	—	1,272	(1,272)	—
New leases (1)	223	(223)	—	585	(585)	—
Remeasurements (2)	—	19	19	(1)	18	17
End of period	19,236	1,975	21,211	19,236	1,975	21,211

(1)Based on leases entered during the three and nine months ended September 30, 2022.
(2)Rentable square feet are subject to changes when space is remeasured or reconfigured for tenants.

Leases at our properties totaling approximately 643,000 and 2,088,000 rentable square feet expired during the three and nine months ended September 30, 2022, respectively. During the three and nine months ended September 30, 2022, we entered into new and renewal leases as summarized in the following tables (square feet in thousands):

	Three Months Ended September 30, 2022
	New Leases	Renewals	Total
Rentable square feet leased	223	383	606
Weighted average rental rate change (by rentable square feet)	59.1%	0.2%	21.6%
Tenant leasing costs and concession commitments (1)	$33,957	$9,056	$43,013
Tenant leasing costs and concession commitments per rentable square foot (1)	$152.13	$23.66	$70.98
Weighted (by square feet) average lease term (years)	9.9	5.5	7.2
Total leasing costs and concession commitments per rentable square foot per year (1)	$15.33	$4.27	$9.92

	Nine Months Ended September 30, 2022
	New Leases	Renewals	Total
Rentable square feet leased	585	1,272	1,857
Weighted average rental rate change (by rentable square feet)	27.8%	2.7%	11.0%
Tenant leasing costs and concession commitments (1)	$72,011	$41,119	$113,130
Tenant leasing costs and concession commitments per rentable square foot (1)	$123.03	$32.35	$60.94
Weighted (by square feet) average lease term (years)	9.8	8.6	9.0
Total leasing costs and concession commitments per rentable square foot per year (1)	$12.62	$3.75	$6.79
(1)Includes commitments made for leasing expenditures and concessions, such as tenant improvements, leasing commissions, tenant reimbursements and free rent.

During the three and nine months ended September 30, 2022, changes in effective rental rates per square foot achieved for new leases and lease renewals at our properties that commenced during the three and nine months ended September 30, 2022, when compared to prior effective rental rates per square foot in effect for the same space (and excluding space acquired vacant), were as follows (square feet in thousands):

	Three Months Ended September 30, 2022			Nine Months Ended September 30, 2022
	Old Effective Rent Per Square Foot (1)	New Effective Rent Per Square Foot (1)	Rentable Square Feet	Old Effective Rent Per Square Foot (1)	New Effective Rent Per Square Foot (1)	Rentable Square Feet
New leases	$30.67	$32.73	108	$15.07	$15.43	368
Lease renewals	$29.38	$29.97	328	$28.08	$29.28	1,356
Total leasing activity	$29.70	$30.65	436	$25.30	$26.32	1,724
(1)Effective rental rates include contractual base rents from our tenants pursuant to our lease agreements, plus straight line rent adjustments and estimated expense reimbursements to be paid to us, and exclude lease value amortization.
During the three and nine months ended September 30, 2022 and 2021, amounts capitalized at our properties for lease related costs, building improvements and development, redevelopment and other activities were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Lease related costs (1)	$17,297	$17,074	$42,092	$35,259
Building improvements (2)	8,585	9,267	16,070	21,558
Recurring capital expenditures	25,882	26,341	58,162	56,817
Development, redevelopment and other activities (3)	36,811	13,272	114,637	30,916
Total capital expenditures	$62,693	$39,613	$172,799	$87,733
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

In addition to the capital expenditures described above, we contributed $712 and $2,914 to one of our unconsolidated joint ventures during the three and nine months ended September 30, 2022, respectively. Also, as of September 30, 2022, we had estimated unspent leasing related obligations of $137,420, of which we expect to spend $77,251 over the next 12 months.
As of September 30, 2022, we had leases at our properties totaling approximately 1,596,000 rentable square feet that were scheduled to expire through September 30, 2023. As of October 26, 2022, we expect tenants with leases totaling approximately 696,000 rentable square feet that are scheduled to expire through September 30, 2023, not to renew their leases upon expiration and we cannot be sure as to whether other tenants will renew their leases upon expiration. However, we continue to proactively engage with our existing tenants and are focused on our overall tenant retention. Prevailing market conditions and government and other tenants’ needs at the time we negotiate and enter leases or lease renewals will generally determine rental rates and demand for leased space at our properties, all of which factors are beyond our control. Whenever we renew or enter into new leases for our properties, we intend to seek rents which are equal to or higher than our historical rents for the same properties; however, our ability to maintain or increase the rents for our current properties will depend in large part upon market conditions, which are beyond our control. We cannot be sure of the rental rates which will result from our ongoing negotiations regarding lease renewals or any new or renewed leases we may enter. Also, we may experience material declines in our rental income due to vacancies upon lease expirations or early terminations or lower rents upon lease renewal or reletting. Additionally, we may incur significant costs and make significant concessions to renew our leases with current tenants or lease our properties to new tenants.

As of September 30, 2022, our lease expirations by year were as follows (square feet in thousands):

Year (1)	Number of Leases Expiring	Leased Square Feet Expiring (2)	Percent of Total	Cumulative Percent of Total	Annualized Rental Income Expiring	Percent of Total	Cumulative Percent of Total
2022	17	160	0.8%	0.8%	$4,443	0.8%	0.8%
2023	64	2,374	12.3%	13.1%	77,045	14.0%	14.8%
2024	50	3,028	15.7%	28.8%	79,495	14.4%	29.2%
2025	43	2,036	10.6%	39.4%	43,564	7.9%	37.1%
2026	36	1,565	8.1%	47.5%	41,418	7.5%	44.6%
2027	35	2,055	10.7%	58.2%	52,053	9.5%	54.1%
2028	17	1,282	6.7%	64.9%	49,042	8.9%	63.0%
2029	18	732	3.8%	68.7%	22,550	4.1%	67.1%
2030	22	839	4.4%	73.1%	24,585	4.5%	71.6%
2031 and thereafter	57	5,165	26.9%	100.0%	156,408	28.4%	100.0%
Total	359	19,236	100.0%		$550,603	100.0%

Weighted average remaining lease term (in years)		6.0			6.3

(1)The year of lease expiration is pursuant to current contract terms. Some of our leases allow the tenants to vacate the leased premises before the stated expirations of their leases with little or no liability. As of September 30, 2022, tenants occupying approximately 3.6% of our rentable square feet and responsible for approximately 3.5% of our annualized rental income as of September 30, 2022 had exercisable rights to terminate their leases before the stated terms of their leases expire. Also, in 2023, 2024, 2025, 2026, 2027, 2028, 2029, 2030, 2031, 2035, 2037 and 2040, early termination rights become exercisable by other tenants who occupied an additional approximately 5.4%, 2.8%, 4.5%, 0.9%, 0.9%, 1.6%, 0.8%, 0.7%, 0.1%, 0.4%, 0.1% and 0.3% of our rentable square feet, respectively, and contributed an additional approximately 6.4%, 3.0%, 8.3%, 1.2%, 1.3%, 1.7%, 1.3%, 0.9%, 0.1%, 0.5%, 0.2% and 0.4% of our annualized rental income, respectively, as of September 30, 2022. In addition, as of September 30, 2022, pursuant to leases with 10 of our tenants, these tenants had rights to terminate their leases if their respective legislature or other funding authority does not appropriate rent amounts in their respective annual budgets. These 10 tenants occupied approximately 5.4% of our rentable square feet and contributed approximately 6.1% of our annualized rental income as of September 30, 2022.
(2)Leased square feet is pursuant to leases existing as of September 30, 2022, and includes (i) space being fitted out for tenant occupancy pursuant to our lease agreements, if any, and (ii) space which is leased, but is not occupied or is being offered for sublease by tenants, if any. Square feet measurements are subject to changes when space is remeasured or reconfigured for new tenants.
We generally will seek to renew or extend the terms of leases at properties with tenants when they expire. Because of the capital many of our single tenants have invested in the properties they lease from us and because many of these properties appear to be of strategic importance to such tenants’ businesses, we believe that it is likely that most of these tenants will renew or extend their leases prior to when they expire. However, increases in remote work and changes in space utilization may cause our tenants not to renew or extend their leases when they expire, or to seek to renew their leases for less space than they currently occupy. If we are unable to extend or renew our leases, or we renew leases for reduced space, it may be time consuming and expensive to relet some of these properties.
We believe that recent government budgetary and spending priorities and enhancements in technology have resulted in a decrease in government office use for employees. Furthermore, over the past several years, government tenants have reduced their space utilization per employee and consolidated government tenants into existing government owned properties. This activity has reduced the demand for government leased space. Our historical experience with respect to properties of the type we own that are majority leased to government tenants has been that government tenants frequently renew leases to avoid the costs and disruptions that may result from relocating their operations. However, efforts to manage space utilization rates may result in our tenants exercising early termination rights under our leases, vacating our properties upon expiration of our leases in order to relocate, or renewing their leases for less space than they currently occupy. Also, our government tenants’ desire to reconfigure leased office space to manage utilization per employee may require us to spend significant amounts for tenant improvements, and tenant relocations are often more prevalent in those circumstances. Increasing uncertainty with respect to government agency budgets and funding to implement relocations, consolidations and reconfigurations has resulted in delayed decisions by some of our government tenants and their reliance on short term lease renewals; however, activity prior to the outbreak of the COVID-19 pandemic suggested that the U.S. government had begun to shift its leasing strategy to include longer term leases and was actively exploring 10 to 20 year lease terms at renewal, in some instances. Given the significant uncertainties, including the extent to which remote or alternative work arrangements may continue or increase, we are unable to reasonably project what the financial impact of market conditions or changing government circumstances will be on the demand for leased space at our properties and our financial results for future periods.

As of September 30, 2022, we derived 22.4% of our annualized rental income from our properties located in the metropolitan Washington, D.C. market area, which includes Washington, D.C., Northern Virginia and suburban Maryland. A downturn in economic conditions in this area could result in reduced demand from tenants for our properties or reduce the rents that our tenants in this area are willing to pay when our leases expire or terminate and when renewal or new terms are negotiated. Additionally, in recent years there has been a decrease in demand for new leased office space by the U.S. government in the metropolitan Washington, D.C. market area, and that could increase competition for government tenants and adversely affect our ability to retain government tenants when our leases expire.
Our manager, RMR, employs a tenant review process for us. RMR assesses tenants on an individual basis based on various applicable credit criteria. In general, depending on facts and circumstances, RMR evaluates the creditworthiness of a tenant based on information concerning the tenant that is provided by the tenant and, in some cases, information that is publicly available or obtained from third party sources. We consider investment grade tenants to include: (a) investment grade rated tenants; (b) tenants with investment grade rated parent entities that guarantee the tenant’s lease obligations; and/or (c) tenants with investment grade rated parent entities that do not guarantee the tenant’s lease obligations. As of September 30, 2022, tenants contributing 52.4% of annualized rental income were investment grade rated (or their payment obligations were guaranteed by an investment grade rated parent) and tenants contributing an additional 10.6% of annualized rental income were subsidiaries of an investment grade rated parent (although these parent entities were not liable for the payment of rents).
As of September 30, 2022, tenants representing 1% or more of our total annualized rental income were as follows (square feet in thousands):

	Tenant	Credit Rating	Sq. Ft.	% of Leased Sq. Ft.	Annualized Rental Income	% of Total Annualized Rental Income
1	U.S. Government	Investment Grade	3,894	20.2%	$105,440	19.1%
2	Alphabet Inc. (Google)	Investment Grade	386	2.0%	23,713	4.3%
3	Shook, Hardy & Bacon L.L.P.	Not Rated	596	3.1%	19,336	3.5%
4	IG Investments Holdings LLC	Not Rated	338	1.8%	16,788	3.0%
5	Bank of America Corporation	Investment Grade	577	3.0%	15,766	2.9%
6	State of California	Investment Grade	523	2.7%	15,762	2.9%
7	Commonwealth of Massachusetts	Investment Grade	311	1.6%	12,260	2.2%
8	CareFirst Inc.	Not Rated	207	1.1%	11,498	2.1%
9	Northrop Grumman Corporation	Investment Grade	337	1.8%	11,465	2.1%
10	Tyson Foods, Inc.	Investment Grade	248	1.3%	11,042	2.0%
11	Sonesta International Hotels Corporation (1)	Not Rated	230	1.2%	10,745	2.0%
12	CommScope Holding Company Inc	Non Investment Grade	228	1.2%	9,370	1.7%
13	Sonoma Biotherapeutics, Inc. (2)	Not Rated	84	0.4%	7,468	1.4%
14	State of Georgia	Investment Grade	308	1.6%	7,383	1.3%
15	PNC Bank	Investment Grade	441	2.3%	6,924	1.3%
16	Micro Focus International plc	Non Investment Grade	215	1.1%	6,905	1.3%
17	Compass Group plc	Investment Grade	267	1.4%	6,703	1.2%
18	ServiceNow, Inc.	Investment Grade	149	0.8%	6,637	1.2%
19	Allstate Insurance Co.	Investment Grade	468	2.4%	6,479	1.2%
20	Leidos Holdings Inc.	Investment Grade	159	0.8%	6,117	1.1%
21	Automatic Data Processing, Inc.	Investment Grade	289	1.5%	6,087	1.1%
22	Church & Dwight Co., Inc.	Investment Grade	250	1.3%	6,037	1.1%
	Total		10,505	54.6%	$329,925	60.0%
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
(2)In August 2022, we entered into an approximately 10-year lease with Sonoma Biotherapeutics, Inc. at a property we own in Seattle, WA that is currently undergoing redevelopment. The term of the lease is estimated to commence in the fourth quarter of 2023.

Disposition Activities
During the nine months ended September 30, 2022, we sold 16 properties containing approximately 2,077,000 rentable square feet for an aggregate sales price of $195,920, excluding closing costs.
Based on current real estate market conditions, including rising interest rates, we expect the pace of our dispositions to moderate. However, we continue to evaluate our portfolio to strategically recycle capital and are currently in various stages of marketing certain of our properties for sale, and we may decide to seek to sell additional properties in the future. As of October 26, 2022, we have entered into agreements to sell five properties, including one leasable land parcel, containing approximately 338,000 rentable square feet for an aggregate sales price of $20,450, excluding closing costs. These sales are expected to occur before the end of the fourth quarter of 2022. However, these sales are subject to conditions; accordingly, we cannot be sure that we will complete these sales or that these sales will not be delayed or the terms will not change.
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
In October 2022, we prepaid, at a discounted amount of $22,176 plus accrued interest, a mortgage note secured by one property with an outstanding principal balance of $22,901, an annual interest rate of 4.80% and a maturity date in June 2023 using cash on hand and borrowings under our revolving credit facility.
Segment Information
We operate in one business segment: ownership of real estate properties.

RESULTS OF OPERATIONS (amounts in thousands, except per share amounts)

Three Months Ended September 30, 2022, Compared to Three Months Ended September 30, 2021

	Comparable Properties (1) Results Three Months Ended September 30,				Non-Comparable Properties Results Three Months Ended September 30,		Consolidated Results Three Months Ended September 30,
	2022	2021	$ Change	% Change	2022	2021	2022	2021	$ Change	% Change
Rental income	$133,923	$133,153	$770	0.6%	$3,760	$14,419	$137,683	$147,572	$(9,889)	(6.7%)
Operating expenses:
Real estate taxes	15,764	18,255	(2,491)	(13.6%)	650	1,812	16,414	20,067	(3,653)	(18.2%)
Utility expenses	7,522	6,108	1,414	23.1%	464	1,281	7,986	7,389	597	8.1%
Other operating expenses	26,290	23,022	3,268	14.2%	1,447	3,515	27,737	26,537	1,200	4.5%
Total operating expenses	49,576	47,385	2,191	4.6%	2,561	6,608	52,137	53,993	(1,856)	(3.4%)
Net operating income (2)	$84,347	$85,768	$(1,421)	(1.7%)	$1,199	$7,811	85,546	93,579	(8,033)	(8.6%)

Other expenses:
Depreciation and amortization							52,988	59,533	(6,545)	(11.0%)
Loss on impairment of real estate							—	(3)	3	n/m
General and administrative							6,564	448	6,116	n/m
Total other expenses							59,552	59,978	(426)	(0.7%)

Gain on sale of real estate							16,925	36	16,889	n/m
Interest and other income							56	—	56	n/m
Interest expense							(24,969)	(26,929)	1,960	(7.3%)
Loss on early extinguishment of debt							—	(2,274)	2,274	n/m
Income before income tax expense and equity in net losses of investees							18,006	4,434	13,572	n/m
Income tax expense							(90)	(34)	(56)	164.7%
Equity in net losses of investees							(952)	(688)	(264)	38.4%
Net income							$16,964	$3,712	$13,252	n/m

Weighted average common shares outstanding (basic)							48,286	48,211	75	0.2%
Weighted average common shares outstanding (diluted)							48,286	48,244	42	0.1%

Per common share amounts (basic and diluted):
Net income							$0.35	$0.08	$0.27	n/m

n/m - not meaningful

(1)Comparable properties consists of 152 properties we owned on September 30, 2022 and which we owned continuously since July 1, 2021 and excludes properties classified as held for sale and properties undergoing significant redevelopment, if any, and three properties owned by two unconsolidated joint ventures in which we own 51% and 50% interests.
(2)Our definition of net operating income, or NOI, and our reconciliation of net income to NOI are included below under the heading “Non-GAAP Financial Measures.”
References to changes in the income and expense categories below relate to the comparison of consolidated results for the three months ended September 30, 2022, compared to the three months ended September 30, 2021.
Rental income. The decrease in rental income reflects decreases in rental income of $7,112 as a result of property disposition activities and $3,632 for properties undergoing significant redevelopment, offset by increases in rental income of $770 related to comparable properties and $85 related to acquired properties. The decrease in rental income for properties undergoing significant redevelopment is primarily due to the reduction in occupied space at a property located in Seattle, WA that began a redevelopment project in February 2022. The increase in rental income for comparable properties is primarily due to higher reimbursement revenue resulting from increased operating expenses due to higher building utilization levels in the 2022 period and operating expenses that were previously paid directly by certain of our tenants that are now being paid by and reimbursed to us pursuant to lease amendments with those tenants executed in 2022. Rental income includes non-cash straight line rent adjustments totaling $1,765 in the 2022 period and $3,924 in the 2021 period, and amortization of acquired real estate leases and assumed real estate lease obligations totaling $(204) in the 2022 period and $(447) in the 2021 period.
Real estate taxes. The decrease in real estate taxes primarily reflects decreases of $2,491 for comparable properties, $875 related to property disposition activities and $325 for properties undergoing significant redevelopment, offset by an increase in real estate taxes of $38 related to acquired properties. Real estate taxes for comparable properties decreased primarily due to lower assessed values at certain of our properties as a result of successful real estate tax appeals in the 2022 period, partially offset by an increase related to real estate taxes that were previously paid directly by certain of our tenants that are now being paid by us pursuant to lease amendments with those tenants executed in 2022.
Utility expenses. The increase in utility expenses reflects increases in utility expenses of $1,414 for comparable properties and $27 for acquired properties, offset by decreases in utility expenses of $769 related to property disposition activities and $75 for properties undergoing significant redevelopment. The increase in utility expenses for comparable properties is primarily due to increased building utilization levels at certain of our properties and the impact of inflation in the 2022 period, as well as utility expenses that were previously paid directly by certain of our tenants that are now being paid by us pursuant to lease amendments with those tenants executed in 2022.
Other operating expenses. Other operating expenses consist of salaries and benefit costs of property level personnel, repairs and maintenance expense, cleaning expense, other direct costs of operating our properties and property management fees. The increase in other operating expenses primarily reflects increases of $3,268 for comparable properties and $32 for acquired properties, offset by decreases of $1,795 related to property disposition activities and $305 for properties undergoing significant redevelopment. The increase in other operating expenses for comparable properties is primarily due to higher repairs and maintenance costs, higher cleaning expenses due to increased building utilization levels, increased insurance costs and an increase related to other operating expenses that were previously paid directly by certain of our tenants that are now being paid by us pursuant to lease amendments with those tenants executed in 2022.
Depreciation and amortization. The decrease in depreciation and amortization primarily reflects decreases of $2,886 for comparable properties, $2,612 related to property disposition activities and $1,063 for properties undergoing significant redevelopment, offset by an increase of $16 for acquired properties. Depreciation and amortization for comparable properties declined due to certain leasing related assets becoming fully depreciated since July 1, 2021, partially offset by depreciation and amortization of improvements made to certain of our properties since July 1, 2021.
General and administrative. General and administrative expenses consist of fees pursuant to our business management agreement, equity compensation expense, legal and accounting fees, Trustees’ fees and expenses, securities listing and transfer agency fees and other costs relating to our status as a publicly traded company. The increase in general and administrative expenses is primarily the result of the reversal of $6,627 of previously accrued estimated business management incentive fees in the 2021 period, partially offset by a decrease in base business management fees resulting from a decrease in average total market capitalization in the 2022 period compared to the 2021 period.
Gain on sale of real estate. We recorded a $16,925 net gain on sale of real estate resulting from the sale of 10 properties in the 2022 period.
Interest and other income. The increase in interest and other income is primarily due to the effect of higher interest rates earned on cash balances invested in the 2022 period compared to the 2021 period.
Interest expense. The decrease in interest expense reflects financing activities since July 1, 2021, which included the redemption of $600,000 of senior unsecured notes with a weighted average interest rate of 4.1% and the repayment of a mortgage note with a principal balance of approximately $25,000 with an interest rate of 4.2%, as well as higher capitalized interest in the 2022 period, partially offset by the issuance of $750,000 of senior unsecured notes with a weighted average interest rate of 3.0%, as well as higher weighted average interest rates on borrowings under our revolving credit facility during the 2022 period compared to the 2021 period.
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
Net income. Net income and net income per basic and diluted common share increased in the 2022 period compared to the 2021 period primarily as a result of the changes noted above.

Nine Months Ended September 30, 2022, Compared to Nine Months Ended September 30, 2021

	Comparable Properties (1) Results Nine Months Ended September 30,				Non-Comparable Properties Results Nine Months Ended September 30,		Consolidated Results Nine Months Ended September 30,
	2022	2021	$ Change	% Change	2022	2021	2022	2021	$ Change	% Change
Rental income	$364,924	$360,539	$4,385	1.2%	$61,429	$68,656	$426,353	$429,195	$(2,842)	(0.7%)
Operating expenses:
Real estate taxes	38,814	38,857	(43)	(0.1%)	10,828	13,276	49,642	52,133	(2,491)	(4.8%)
Utility expenses	17,854	15,566	2,288	14.7%	2,817	3,565	20,671	19,131	1,540	8.0%
Other operating expenses	68,606	62,772	5,834	9.3%	12,991	14,102	81,597	76,874	4,723	6.1%
Total operating expenses	125,274	117,195	8,079	6.9%	26,636	30,943	151,910	148,138	3,772	2.5%
NOI (2)	$239,650	$243,344	$(3,694)	(1.5%)	$34,793	$37,713	274,443	281,057	(6,614)	(2.4%)

Other expenses:
Depreciation and amortization							170,993	178,991	(7,998)	(4.5%)
Loss on impairment of real estate							21,820	55,854	(34,034)	(60.9%)
Acquisition and transaction related costs							224	—	224	n/m
General and administrative							19,353	24,690	(5,337)	(21.6%)
Total other expenses							212,390	259,535	(47,145)	(18.2%)

Gain on sale of real estate							7,437	54,154	(46,717)	(86.3%)
Interest and other income							73	7	66	n/m
Interest expense							(78,923)	(84,728)	5,805	(6.9%)
Loss on early extinguishment of debt							(77)	(14,068)	13,991	(99.5%)
Loss before income tax expense and equity in net losses of investees							(9,437)	(23,113)	13,676	(59.2%)
Income tax expense							(431)	(348)	(83)	23.9%
Equity in net losses of investees							(2,631)	(1,664)	(967)	58.1%
Net loss							$(12,499)	$(25,125)	$12,626	(50.3%)

Weighted average common shares outstanding (basic and diluted)							48,260	48,179	81	0.2%

Per common share amounts (basic and diluted):
Net loss							$(0.27)	$(0.52)	$0.25	(48.1%)

n/m - not meaningful
(1)Comparable properties consists of 150 properties we owned on September 30, 2022 and which we owned continuously since January 1, 2021 and excludes properties classified as held for sale and properties undergoing significant redevelopment, if any, and three properties owned by two unconsolidated joint ventures in which we own 51% and 50% interests.
(2)Our definition of NOI and our reconciliation of net loss to NOI are included below under the heading “Non-GAAP Financial Measures.”
References to changes in the income and expense categories below relate to the comparison of consolidated results for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021.
Rental income. The decrease in rental income reflects decreases in rental income of $21,240 related to property disposition activities and $8,719 for properties undergoing significant redevelopment, offset by increases in rental income of $22,732 for acquired properties and $4,385 for comparable properties. The increase in rental income for comparable properties is primarily due to higher reimbursement revenue resulting from increased operating expenses due to higher building utilization levels in the

2022 period and operating expenses that were previously paid directly by certain of our tenants that are now being paid by and reimbursed to us pursuant to lease amendments with those tenants executed in 2022, termination fee revenue received and higher parking garage revenue as a result of higher parking volumes in the 2022 period, partially offset by reductions in occupied space at certain of our properties. The decrease in rental income for properties undergoing significant redevelopment is primarily due to reductions in occupied space at properties located in Washington, D.C. and Seattle, WA that began redevelopment projects during April 2021 and February 2022, respectively, partially offset by termination fee revenue at the Seattle, WA property related to the termination of the former tenant’s lease in February 2022 prior to the commencement of the redevelopment. Rental income includes non-cash straight line rent adjustments totaling $7,226 in the 2022 period and $13,128 in the 2021 period, and amortization of acquired real estate leases and assumed real estate lease obligations totaling $(780) in the 2022 period and $(1,836) in the 2021 period.
Real estate taxes. The decrease in real estate taxes primarily reflects decreases in real estate taxes of $2,200 related to property disposition activities, $2,062 for properties undergoing significant redevelopment and $43 for comparable properties, offset by an increase in real estate taxes of $1,814 for acquired properties. Real estate taxes for comparable properties decreased primarily due to lower assessed values at certain of our properties in the 2022 period, partially offset by an increase related to real estate taxes that were previously paid directly by certain of our tenants that are now being paid by us pursuant to lease amendments with those tenants executed in 2022.
Utility expenses. The increase in utility expenses reflects increases in utility expenses of $2,288 for comparable properties and $865 for acquired properties, offset by decreases of $1,333 related to property disposition activities and $280 for properties undergoing significant redevelopment. The increase in utility expenses for comparable properties is primarily due to increases in electricity usage as a result of higher building utilization levels at certain of our properties and the impact of inflation in the 2022 period, as well as utility expenses that were previously paid directly by certain of our tenants that are now being paid by us pursuant to lease amendments with those tenants executed in 2022.
Other operating expenses. The increase in other operating expenses primarily reflects increases in other operating expenses of $5,834 for comparable properties and $4,575 for acquired properties, offset by decreases of $4,794 related to property disposition activities and $892 for properties undergoing significant redevelopment. The increase in other operating expenses for comparable properties is primarily due to increases in certain expenses as building utilization levels rise, including cleaning and parking garage expenses, higher repairs and maintenance and landscape maintenance expenses at certain of our properties in the 2022 period and an increase related to other operating expenses that were previously paid directly by certain of our tenants that are now being paid by us pursuant to lease amendments with those tenants executed in 2022.
Depreciation and amortization. The decrease in depreciation and amortization primarily reflects decreases of $14,702 related to property disposition activities, $5,362 for comparable properties and $1,116 for properties undergoing significant redevelopment, offset by an increase of $13,182 for acquired properties. Depreciation and amortization for comparable properties decreased due to certain leasing related assets becoming fully depreciated since January 1, 2021, partially offset by depreciation and amortization of improvements made to certain of our properties since January 1, 2021.
Loss on impairment of real estate. We recorded a $21,820 loss on impairment of real estate in the 2022 period, including an adjustment of $6,957 to reduce the carrying value of seven properties to their estimated fair values less costs to sell and an adjustment of $14,863 to reduce the carrying value of one property that was held and used as of March 31, 2022 to its estimated fair value. We recorded a $55,854 loss on impairment of real estate in the 2021 period to reduce the carrying value of six properties to their estimated fair values less costs to sell.
Acquisition and transaction related costs. Acquisition and transaction related costs represent costs related to an acquisition opportunity that did not materialize in the 2022 period.
General and administrative. The decrease in general and administrative expenses is primarily the result of estimated business management incentive fees of $4,484 recorded in the 2021 period, a state franchise tax refund received in the 2022 period and a decrease in base business management fees resulting from a decrease in average total market capitalization in the 2022 period compared to the 2021 period.
Gain on sale of real estate. We recorded a $7,437 net gain on sale of real estate resulting from the sale of 16 properties in the 2022 period. We recorded a $54,154 net gain on sale of real estate resulting from the sale of four properties and a warehouse facility adjacent to a property we owned in the 2021 period.
Interest and other income. The increase in interest and other income is primarily due to the effect of higher interest rates earned on cash balances invested in the 2022 period compared to the 2021 period.

Interest expense. The decrease in interest expense reflects financing activities since January 1, 2021, which included the redemption of $910,000 of senior unsecured notes with a weighted average interest rate of 4.7% and the repayment of two mortgage notes totaling approximately $96,000 with a weighted average interest rate of 3.7%, as well as higher capitalized interest in the 2022 period, partially offset by the issuance of $1,050,000 of senior unsecured notes with a weighted average interest rate of 2.9%, as well as higher weighted average interest rates on borrowings under our revolving credit facility during the 2022 period compared to the 2021 period.
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
The following table presents the reconciliation of net income (loss) to NOI for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income (loss)	$16,964	$3,712	$(12,499)	$(25,125)
Equity in net losses of investees	952	688	2,631	1,664
Income tax expense	90	34	431	348
Income (loss) before income tax expense and equity in net losses of investees	18,006	4,434	(9,437)	(23,113)
Loss on early extinguishment of debt	—	2,274	77	14,068
Interest expense	24,969	26,929	78,923	84,728
Interest and other income	(56)	—	(73)	(7)
Gain on sale of real estate	(16,925)	(36)	(7,437)	(54,154)
General and administrative	6,564	448	19,353	24,690
Acquisition and transaction related costs	—	—	224	—
Loss on impairment of real estate	—	(3)	21,820	55,854
Depreciation and amortization	52,988	59,533	170,993	178,991
NOI	$85,546	$93,579	$274,443	$281,057

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
The following table presents the reconciliation of net income (loss) to FFO and Normalized FFO for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income (loss)	$16,964	$3,712	$(12,499)	$(25,125)
Add (less): Depreciation and amortization:
Consolidated properties	52,988	59,533	170,993	178,991
Unconsolidated joint venture properties	775	745	2,269	2,674
Loss on impairment of real estate	—	(3)	21,820	55,854
Gain on sale of real estate	(16,925)	(36)	(7,437)	(54,154)
FFO	53,802	63,951	175,146	158,240
Add (less): Acquisition and transaction related costs	—	—	224	—
Loss on early extinguishment of debt	—	2,274	77	14,068
Estimated business management incentive fees	—	(6,627)	—	4,484
Normalized FFO	$53,802	$59,598	$175,447	$176,792

Weighted average common shares outstanding (basic)	48,286	48,211	48,260	48,179
Weighted average common shares outstanding (diluted)	48,286	48,244	48,260	48,179

FFO per common share (basic and diluted)	$1.11	$1.33	$3.63	$3.28
Normalized FFO per common share (basic and diluted)	$1.11	$1.24	$3.64	$3.67
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
On October 13, 2022, we announced a regular quarterly cash distribution of $0.55 per common share ($2.20 per common share per year). We determine our distribution payout ratio with consideration for our expected capital expenditures as well as cash flows from operations and payment of debt obligations.
We expect to accretively grow our property portfolio through our capital recycling program, pursuant to which we plan to selectively sell certain properties from time to time to fund future acquisitions and to manage leverage at levels we believe appropriate with a goal of (1) improving the asset quality of our portfolio by reducing the average age of our properties, lengthening the weighted average term of our leases and increasing the likelihood of retaining our tenants and (2) increasing our cash available for distribution. During the nine months ended September 30, 2022, we sold 16 properties for an aggregate sales price of $195,920, excluding closing costs. Based on current real estate market conditions, including rising interest rates, we expect the pace of our dispositions to moderate. However, we continue to evaluate our portfolio to strategically recycle capital and are currently in various stages of marketing certain of our properties for sale, and we may decide to seek to sell additional properties in the future. As of October 26, 2022, we have entered into agreements to sell five properties, including one leasable land parcel, for an aggregate sales price of $20,450, excluding closing costs. We continue to carefully consider our capital allocation strategy and believe we are well positioned to opportunistically recycle and deploy capital.
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
The following is a summary of our sources and uses of cash flows for the periods presented, as reflected in our condensed consolidated statements of cash flows:

	Nine Months Ended September 30,
	2022	2021
Cash, cash equivalents and restricted cash at beginning of period	$84,515	$56,855
Net cash provided by (used in):
Operating activities	152,687	158,682
Investing activities	49,175	(435,698)
Financing activities	(270,852)	276,181
Cash, cash equivalents and restricted cash at end of period	$15,525	$56,020
The decrease in cash provided by operating activities for the 2022 period compared to the 2021 period was primarily a result of unfavorable changes in working capital in the 2022 period. The increase in cash provided by investing activities in the 2022 period compared to the 2021 period is primarily due to higher acquisition activity in the 2021 period, partially offset by increased capital expenditures in the 2022 period related to our two redevelopment projects in Washington D.C. and Seattle, WA. The increase in cash used in financing activities in the 2022 period compared to the 2021 period is a result of net debt repayment activity in the 2022 period that included the redemption of all $300,000 of our 4.00% senior unsecured notes due July 2022 and the repayment of a mortgage note with a principal balance of approximately $25,000, which was partially offset by borrowing activity under our revolving credit facility to facilitate these payments, compared to the aggregate issuance of $1,050,000 of senior notes in the 2021 period, partially offset by the aggregate redemption of $610,000 of senior unsecured notes and the repayment of $71,000 of mortgage debt.
Our Investment and Financing Liquidity and Resources (dollar amounts in thousands, except per share amounts)
In order to fund acquisitions and to meet cash needs that may result from our desire or need to make distributions or pay operating or capital expenses, we maintain a $750,000 revolving credit facility. The maturity date of our revolving credit facility is January 31, 2023 and, subject to our payment of an extension fee and meeting certain other conditions, we have the option to extend the stated maturity date of our revolving credit facility by two additional six month periods. We currently intend to exercise the first of our two extension options in advance of the January 31, 2023 maturity date. We can borrow, repay and reborrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity.

We are required to pay interest at a rate of LIBOR plus a premium, which was 110 basis points per annum at September 30, 2022, on the amount outstanding under our revolving credit facility. We also pay a facility fee on the total amount of lending commitments under our revolving credit facility, which was 25 basis points per annum at September 30, 2022. Both the interest rate premium and facility fee are subject to adjustment based upon changes to our credit ratings. As of September 30, 2022, the annual interest rate payable on borrowings under our revolving credit facility was 3.9%. As of September 30, 2022 and October 26, 2022, we had $135,000 and $145,000, respectively, outstanding under our revolving credit facility, and $615,000 and $605,000, respectively, available for borrowing.
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
Since January 1, 2022, we repaid the following mortgage notes and senior unsecured notes:
Mortgage Note Prepayments
In April 2022, we prepaid, at par plus accrued interest, a mortgage note secured by one property with an outstanding principal balance of $24,863, an annual interest rate of 4.22% and a maturity date in July 2022 using cash on hand.
In October 2022, we prepaid, at a discounted amount of $22,176 plus accrued interest, a mortgage note secured by one property with an outstanding principal balance of $22,901, an annual interest rate of 4.80% and a maturity date in June 2023 using cash on hand and borrowings under our revolving credit facility.
Senior Unsecured Note Redemption
In June 2022, we redeemed, at par plus accrued interest, all $300,000 of our 4.00% senior unsecured notes due July 2022 using cash on hand and borrowings under our revolving credit facility.
As of September 30, 2022, our debt maturities (other than our revolving credit facility), consisting of senior unsecured notes and mortgage notes, were as follows:

Year	Debt Maturities
2022	$117
2023 (1)	72,784
2024	350,000
2025	650,000
2026	300,000
2027 and thereafter	912,000
Total	$2,284,901
(1)In October 2022, we prepaid, at a discounted amount of $22,176 plus accrued interest, a mortgage note secured by one property with an outstanding principal balance of $22,901, an annual interest rate of 4.80% and a maturity date in June 2023 using cash on hand and borrowings under our revolving credit facility.
None of our unsecured debt obligations require sinking fund payments prior to their maturity dates. Our mortgage debts generally require monthly payments of principal and interest through maturity.
In addition to our debt obligations, as of September 30, 2022, we had estimated unspent leasing related obligations of $137,420, of which we expect to spend $77,251 over the next 12 months.
We are currently in the process of redeveloping a property located in Washington, D.C. We currently estimate the total project costs associated with this redevelopment will be approximately $215,000 and completion of the redevelopment in the second quarter of 2023. As of September 30, 2022, we had incurred approximately $125,667 related to this project. In June 2021, we entered into a 30-year lease for approximately 230,000 rentable square feet at this property that is approximately 25.1% higher than the prior rental rate for the same space, making the redevelopment project 54% pre-leased. See Note 10 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information regarding this lease and related redevelopment costs.
We are also in the process of redeveloping a three-property campus located in Seattle, WA containing approximately 300,000 rentable square feet. This project includes the repositioning of two properties from office to life science and maintaining the third property for office use. We currently estimate the total project costs associated with this redevelopment will be approximately $162,000 and completion of the redevelopment in the second quarter of 2023. As of September 30, 2022, we had incurred approximately $27,934 related to this project. In August 2022, we entered into an approximately 10-year lease for approximately 84,000 rentable square feet at one of the life science properties that is approximately 109.0% higher than the prior rental rate for the same space, making the redevelopment project 28% pre-leased.
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
Our ability to obtain, and the costs of, our future debt financings will depend primarily on credit market conditions and our creditworthiness. We have no control over market conditions. Potential investors and lenders likely will evaluate our ability to pay distributions to shareholders, fund required debt service and repay debts when they become due by reviewing our business practices and plans to balance our use of debt and equity capital so that our financial profile and leverage ratios afford us flexibility to withstand any reasonably anticipated adverse changes. Similarly, our ability to raise equity capital in the future will depend primarily upon equity capital market conditions and our ability to conduct our business to maintain and grow our operating cash flows. We intend to conduct our business in a manner that will afford us reasonable access to capital for investment and financing activities, but we cannot be sure that we will be able to successfully carry out this intention. For instance, it is uncertain what the ultimate impacts of inflationary pressures, rising interest rates or an economic recession will be. A protracted and extensive economic recession or continued or intensified disruptions in capital markets could limit our access to financing from public sources and would likely increase our cost of capital.
During the nine months ended September 30, 2022, we paid quarterly distributions to our shareholders totaling $79,919 using cash on hand and borrowings under our revolving credit facility. On October 13, 2022, we declared a regular quarterly distribution payable to shareholders of record on October 24, 2022 of $0.55 per share, or approximately $26,700. We expect to pay this distribution on or about November 17, 2022 using cash on hand and borrowings under our revolving credit facility. For more information regarding the distributions we paid and declared during 2022, see Note 8 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
We own 51% and 50% interests in two unconsolidated joint ventures which own three properties. The properties owned by these joint ventures are encumbered by an aggregate $82,000 principal amount of mortgage indebtedness, none of which is recourse to us. We do not control the activities that are most significant to these joint ventures and, as a result, we account for our investments in these joint ventures under the equity method of accounting. For more information on the financial condition and results of operations of these joint ventures, see Note 3 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. Other than these joint ventures, as of September 30, 2022, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Debt Covenants (dollars in thousands)
Our principal debt obligations at September 30, 2022 consisted of $135,000 of borrowings outstanding under our revolving credit facility, an aggregate outstanding principal balance of $2,212,000 of public issuances of senior unsecured notes and mortgage notes with an aggregate outstanding principal balance of $72,901, that were assumed in connection with certain of our acquisitions. Also, the three properties owned by two joint ventures in which we own 51% and 50% interests secure two additional mortgage notes. Our publicly issued senior unsecured notes are governed by indentures and their supplements. Our credit agreement and our senior unsecured notes indentures and their supplements provide for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, such as, in the case of our credit agreement, a change of control of us, which includes RMR ceasing to act as our business and property manager. Our credit agreement and our senior unsecured notes indentures and their supplements also contain a number of covenants, including those that restrict our ability to incur debts, including debts secured by mortgages on our properties, in excess of calculated amounts, require us to comply with certain financial covenants and, in the case of our credit agreement, restrict our ability to make distributions to our shareholders under certain circumstances. As of September 30, 2022, we believe we were in compliance with the terms and conditions of our respective covenants under our credit agreement and senior unsecured notes indentures and their supplements. Our mortgage notes are non-recourse, subject to certain limited exceptions, and do not contain any material financial covenants.
Neither our credit agreement nor our senior unsecured notes indentures and their supplements contain provisions for acceleration which could be triggered by our credit ratings. However, under our credit agreement, our highest senior credit rating is used to determine the fees and interest rates we pay. Accordingly, if that credit rating is downgraded, our interest expense and related costs under our credit agreement would increase.
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

Fixed Rate Debt
At September 30, 2022, our outstanding fixed rate debt consisted of the following:

Debt	Principal Balance (1)	Annual Interest Rate (1)	Annual Interest Expense (1)	Maturity	Interest Payments Due
Senior unsecured notes	$350,000	4.250%	$14,875	2024	Semi-annually
Senior unsecured notes	650,000	4.500%	29,250	2025	Semi-annually
Senior unsecured notes	300,000	2.650%	7,950	2026	Semi-annually
Senior unsecured notes	350,000	2.400%	8,400	2027	Semi-annually
Senior unsecured notes	400,000	3.450%	13,800	2031	Semi-annually
Senior unsecured notes	162,000	6.375%	10,328	2050	Quarterly
Mortgage note (one property in Chicago, IL)	50,000	3.700%	1,850	2023	Monthly
Mortgage note (one property in Washington, D.C.) (2)	22,901	4.800%	1,099	2023	Monthly
Total	$2,284,901		$87,552
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
(2)In October 2022, this mortgage note was prepaid at a discounted amount of $22,176 plus accrued interest.

Our senior unsecured notes require semi-annual or quarterly interest payments through maturity. Our mortgages generally require principal and interest payments through maturity pursuant to amortization schedules. Because these debts require interest to be paid at a fixed rate, changes in market interest rates during the term of these debts will not affect our interest obligations. If these debts were refinanced at interest rates which are one percentage point higher or lower than shown above, our annual interest cost would increase or decrease by approximately $22,849.
Changes in market interest rates also would affect the fair value of our fixed rate debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt. The U.S. Federal Reserve has recently raised interest rates several times in an effort to combat inflation and may continue to do so. Based on the balances outstanding at September 30, 2022, and discounted cash flow analyses through the respective maturity dates, and assuming no other changes in factors that may affect the fair value of our fixed rate debt obligations, a hypothetical immediate one percentage point increase in interest rates would change the fair value of those obligations by approximately $84,480.
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
At September 30, 2022, we had noncontrolling ownership interests of 51% and 50% in two unconsolidated joint ventures that own three properties that are secured by fixed rate debt consisting of the following mortgage notes:

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

Floating Rate Debt
At September 30, 2022, we had $135,000 of outstanding floating rate debt under our revolving credit facility. Our revolving credit facility matures on January 31, 2023 and, subject to the payment of an extension fee and meeting certain other conditions, we have the option to extend the stated maturity by two six month periods. No principal repayments are required under our revolving credit facility prior to maturity, and we can borrow, repay and reborrow funds available under our revolving credit facility, subject to conditions, at any time without penalty.
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
The following table presents the impact a one percentage point increase in interest rates would have on our annual floating rate interest expense as of September 30, 2022:

	Impact of an Increase in Interest Rates
	Annual Interest Rate (1)	Outstanding Debt	Total Interest Expense Per Year	Annual Earnings Per Share Impact (2)
At September 30, 2022	3.9%	$135,000	$5,265	$0.11
One percentage point increase	4.9%	$135,000	$6,615	$0.14
(1)Based on LIBOR plus a premium, which was 110 basis points per annum, as of September 30, 2022.
(2)Based on the weighted average shares outstanding (diluted) for the nine months ended September 30, 2022.
The following table presents the impact a one percentage point increase in interest rates would have on our annual floating rate interest expense as of September 30, 2022 if we were fully drawn on our revolving credit facility:

	Impact of an Increase in Interest Rates
	Annual Interest Rate (1)	Outstanding Debt	Total Interest Expense Per Year	Annual Earnings Per Share Impact (2)
At September 30, 2022	3.9%	$750,000	$29,250	$0.61
One percentage point increase	4.9%	$750,000	$36,750	$0.76
(1)Based on LIBOR plus a premium, which was 110 basis points per annum, as of September 30, 2022.
(2)Based on the weighted average shares outstanding (diluted) for the nine months ended September 30, 2022.
The foregoing tables show the impact of an immediate increase in floating interest rates as of September 30, 2022. If interest rates were to increase gradually over time, the impact would be spread over time. Our exposure to fluctuations in floating interest rates will increase or decrease in the future with increases or decreases in the outstanding amount under our revolving credit facility or our other floating rate debt, if any. Although we have no present plans to do so, we may in the future enter into hedge arrangements from time to time to mitigate our exposure to changes in interest rates.
LIBOR Phase Out
We are required to pay interest on borrowings under our revolving credit facility at floating rates based on LIBOR. LIBOR has been phased out for new contracts and is expected to be phased out for pre-existing contracts by June 30, 2023. We currently expect that the determination of interest under our revolving credit facility will be revised as provided under our credit agreement or amended as necessary to provide for an alternative interest rate index. We expect that the alternative interest rate index would likely be the secured overnight financing rate, or SOFR, because interest rates based on SOFR have gained significant market adoption as the replacement to LIBOR for debt facilities similar to ours. Any alternative interest rate index that may replace LIBOR may result in changes to the amount of interest we are required to pay and could result in our paying increased interest amounts.
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
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Warning Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q contains statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other securities laws. Also, whenever we use words such as “believe”, “expect”, “anticipate”, “intend”, “plan”, “estimate”, “will”, “may” and negatives or derivatives of these or similar expressions, we are making forward-looking statements. These forward-looking statements are based upon our present intent, beliefs or expectations, but forward-looking statements are not guaranteed to occur and may not occur. Forward-looking statements in this Quarterly Report on Form 10-Q relate to various aspects of our business, including:
•The extent to which changes in office space utilization, including remote work arrangements, will continue and the impact that may have on demand for office space at our properties,
•Our expectations about the financial strength of our tenants,
•The likelihood that our rents will increase when we renew or extend our leases or enter new leases,
•Our belief that we are in a position to opportunistically recycle and deploy capital,
•The likelihood that our tenants will renew or extend their leases and not exercise early termination options pursuant to their leases or that we will obtain replacement tenants, on terms as favorable to us as our prior leases,
•The likelihood that our tenants will be negatively affected by cyclical economic conditions or government budget constraints and, if so, the impact that may have on their ability and willingness to lease our properties and pay us rent,
•Our ability to successfully execute our capital recycling program,
•Our ability to pay distributions to our shareholders and to maintain or increase the amount of such distributions,
•Our expectations regarding occupancy at our properties,
•Our expectations regarding our future financial performance including FFO, Normalized FFO or NOI,
•Our expectations regarding demand for leased space,
•Our expectations regarding capital expenditures,
•Our expectation that there will be opportunities for us to acquire, and that we will acquire, additional properties primarily leased to single or majority tenants and tenants with high credit quality characteristics,
•Our expectations regarding the costs and timing of our development, redevelopment and repositioning activities,
•Our ability to compete for acquisitions and tenancies effectively,
•Our sales and acquisitions of properties,
•Our policies and plans regarding investments, financings and dispositions,
•Our ability to appropriately balance our use of debt and equity capital,
•The future availability of borrowings under our revolving credit facility,
•Our ability to raise debt or equity capital,
•Our ability to pay interest on and principal of our debt,

•Our ability to maintain sufficient liquidity during any economic downturn that may result in response to current inflationary conditions or otherwise,
•Our credit ratings,
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
Our actual results may differ materially from those contained in or implied by our forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors, some of which are beyond our control. Risks, uncertainties and other factors that could have a material adverse effect on our forward-looking statements and upon our business, results of operations, financial condition, FFO, Normalized FFO, NOI, cash flows, liquidity and prospects include, but are not limited to:
•The impact of conditions in the economy, including increasing interest rates, inflation, geopolitical risks and a possible recession, and the capital markets on us and our tenants,
•Competition within the real estate industry, particularly in those markets in which our properties are located,
•The impact of changes in the real estate needs and financial conditions of our tenants,
•Compliance with, and changes to, federal, state and local laws and regulations, accounting rules, tax laws and similar matters,
•The impact of any U.S. government shutdown on our ability to collect rents or pay our operating expenses, debt obligations and distributions to shareholders on a timely basis,
•Actual and potential conflicts of interest with our related parties, including our Managing Trustees, RMR, Sonesta and others affiliated with them,
•Limitations imposed on our business and our ability to satisfy complex rules in order for us to maintain our qualification for taxation as a REIT for U.S. federal income tax purposes, and
•Acts of terrorism, war or other hostilities, outbreaks of pandemics, or other manmade or natural disasters beyond our control.
For example:
•Our ability to make or sustain distributions to our shareholders and to make payments of principal and interest on our indebtedness depends upon a number of factors, including our receipt of rent from our tenants, our future earnings, the capital costs we incur to lease our properties and our working capital requirements. We may be unable to pay our debt obligations or to maintain our current rate of distributions on our common shares and future distributions may be reduced or eliminated,
•Our ability to grow our business and increase our distributions depends in large part upon our ability to buy properties and lease them for rents, less their property operating costs, that exceed our capital costs. We may be unable to identify properties that we want to acquire, and we may fail to reach agreement with the sellers and complete the purchases of any properties we want to acquire. In addition, any properties we may acquire may not provide us with rents less property operating costs that exceed our capital costs or achieve our expected returns,
•We may fail to maintain, or we may elect to change our distribution rate. Our Board of Trustees considers many factors when setting distribution rates, including our historical and projected income, Normalized FFO, cash available for distribution, the then current and expected needs and availability of cash to pay our obligations and fund our investments, distributions which may be required to be paid to maintain our qualification for taxation as a REIT and other factors deemed relevant by our Board of Trustees. Accordingly, future distribution rates may be increased or decreased and there is no assurance as to the rate at which future distributions will be paid,
•We expect to selectively sell properties from time to time when we determine our continued ownership or ongoing required capital expenditures will not achieve desired returns or when we believe we can successfully pursue more desirable opportunities than retaining those properties. We cannot be sure we will sell any of these properties or what the terms of any sales may be or that we will acquire replacement properties that improve our asset quality or our ability to increase our distributions to shareholders,
•We may not receive the amounts we expect for properties we seek to sell,
•We may not succeed in managing leverage at levels we believe are appropriate,
•Some of our tenants may not renew expiring leases or they may exercise their rights, if any, to vacate their space before the stated expirations of their leases, and we may be unable to obtain new tenants to maintain or increase the historical occupancy rates of, or rents from, our properties,
•Rents that we can charge at our properties may decline upon renewals or expirations because of changing market conditions or otherwise,
•Leasing for some of our properties depends on a single or majority tenant and we may be adversely affected by the bankruptcy, insolvency, a downturn of business or a lease termination of such single or majority tenant at these properties,
•Our belief that there is a likelihood that tenants may renew or extend our leases prior to their expirations whenever they have made significant investments in the leased properties, or because those properties may be of strategic importance to them, may not be realized,
•Overall new leasing volume may be impacted if a significant level of remote work arrangements and current inflationary conditions continue for an extended period or worsen or if a recession occurs. Also, our tenants may become unable to pay rent or they may elect to not renew their leases with us. Further, some of our government leases provide the tenant with certain rights to terminate their lease early. Budgetary and other fiscal pressures may result in some governmental tenants terminating their leases early or not renewing their leases. In addition, certain changes in office space utilization following the COVID-19 pandemic, including increased remote work arrangements, continue to impact the market. To the extent those practices become permanent or further increase, leasing demand for office space may decline. As a result of these factors, our tenant retention levels could decline and we may experience reduced rent or incur increased costs under future new or renewal leases,
•Our belief that we are well positioned to opportunistically recycle and deploy capital may not be realized. We may fail to identify and execute on opportunities to deploy capital and any deployment of capital we may make may not result in the returns that we expect,
•Our perception that activity prior to the outbreak of the COVID-19 pandemic suggested that the government had begun to shift its leasing strategy to include longer term leases and that the government was actively exploring 10 to 20 year lease terms at renewal, in some instances, may mistakenly imply that these activities are indicative of a trend or broader change in government leasing strategy or practices,
•Contingencies in our acquisition and sale agreements, if any, may not be satisfied and any expected acquisitions and sales and any related lease arrangements we expect to enter may not occur, may be delayed or the terms of such transactions or arrangements may change,
•We expect to pursue accretively growing our property portfolio. However, we may not succeed in making acquisitions that are accretive and future acquisitions could be dilutive,
•The competitive advantages we believe we have may not in fact exist or provide us with the advantages we expect. We may fail to maintain any of these advantages or our competition may obtain or increase their competitive advantages relative to us,
•We intend to conduct our business activities in a manner that will afford us reasonable access to capital for investment and financing activities. However, we may not succeed in this regard and we may not have reasonable access to capital,

•Continued availability of borrowings under our revolving credit facility is subject to our satisfying certain financial covenants and other credit facility conditions that we may be unable to satisfy,
•Actual costs under our revolving credit facility will be higher than the stated rate plus a premium because of fees and expenses associated with such debt,
•The interest rates payable under our floating rate debt obligations depend upon our credit ratings. If our credit ratings are downgraded, our borrowing costs will increase,
•Our ability to access debt capital and the cost of our debt capital will depend in part on our credit ratings. If our credit ratings are downgraded, we may not be able to access debt capital or the debt capital we can access may be expensive,
•We may be unable to repay our debt obligations when they become due,
•The maximum borrowing availability under our revolving credit facility may be increased to up to $1.95 billion in certain circumstances; however, increasing the maximum borrowing availability under our revolving credit facility is subject to our obtaining additional commitments from lenders, which may not occur,
•We have two options to extend the maturity date of our revolving credit facility upon payment of a fee and meeting other conditions and we currently intend to exercise the first of such options; however, the applicable conditions may not be met,
•We may incur significant costs to prepare a property for tenancy, particularly for single or majority tenant properties,
•We may spend more for capital expenditures than we currently expect or than we had planned when the project was commenced, including as a result of inflation, supply chain challenges or otherwise, and we plan to spend more for capital expenditures than we have in the past,
•We may fail to obtain development rights or entitlements that we may seek for development and other projects we may wish to conduct at our properties,
•Our existing joint ventures and any additional joint ventures we may enter into in the future may not be successful,
•Any development, redevelopment or repositioning projects we undertake may be unsuccessful, may require greater capital expenditures or other costs than we project or may take significant time to complete, including as a result of inflation, supply chain challenges or otherwise,
•The business and property management agreements between us and RMR have continuing 20 year terms. However, those agreements permit early termination in certain circumstances. Accordingly, we cannot be sure that these agreements will remain in effect for continuing 20 year terms,
•We expect that we will benefit from RMR’s Environmental, Social and Governance, or ESG, program and initiatives. However, we may not realize the benefits we expect from such program and initiatives and we or RMR may not succeed in meeting existing or future standards regarding ESG,
•We believe that our relationships with our related parties, including RMR, Sonesta and others affiliated with them, may benefit us and provide us with competitive advantages in operating and growing our business. However, the advantages we believe we may realize from these relationships may not materialize, and
•It is difficult to accurately estimate leasing related obligations and costs of property development, redevelopment or repositioning and tenant improvement costs. Our unspent leasing related obligations and development, redevelopment or repositioning costs may cost more and may take longer to complete than we currently expect or than we planned when the project was commenced, and we may incur increased amounts for these and similar purposes in the future.
Currently unexpected results could occur due to many different circumstances, some of which are beyond our control, such as economic conditions, including increasing interest rates, inflation, geopolitical risks and a possible recession, other changes in the capital markets or the economy generally, changes in our tenants’ needs for leased space, the ability of the U.S. and state governments to approve spending bills to fund their obligations, acts of terrorism, war or other hostilities, natural disasters or climate change and climate related events.

The information contained elsewhere in this Quarterly Report on Form 10-Q and in our 2021 Annual Report, or in our other filings with the SEC, including under the caption “Risk Factors”, or incorporated herein or therein, identifies other important factors that could cause differences from our forward-looking statements. Our filings with the SEC are available on the SEC’s website at www.sec.gov.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer purchases of equity securities. The following table provides information about our purchases of our equity securities during the quarter ended September 30, 2022:

Calendar Month	Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
September 2022	29,469	$17.53	—	$—
(1)These common share withholdings and purchases were made to satisfy tax withholding and payment obligations of certain of our Trustees and officers and certain other current and former officers and employees of RMR in connection with awards of our common shares and the vesting of those and prior awards of common shares to them. We withheld and purchased these shares at their fair market values based upon the trading prices of our common shares at the close of trading on Nasdaq on the purchase dates.
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

4.2
Indenture, dated as of July 20, 2017, between the Company and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association). (Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 21, 2017.)

4.3
Second Supplemental Indenture, dated as of June 23, 2020, between the Company and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), relating to the Company’s 6.375% Senior Notes due 2050, including form thereof. (Incorporated by reference to the Company’s Registration Statement on Form 8-A filed on June 23, 2020.)

4.4
Third Supplemental Indenture, dated as of May 18, 2021, between the Company and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), relating to the Company’s 2.650% Senior Notes due 2026, including form thereof. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021.)

4.5
Fourth Supplemental Indenture, dated as of August 13, 2021, between the Company and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), relating to the Company’s 2.400% Senior Notes due 2027, including form thereof. (Incorporated by reference to the Company's Quarterly Report on Form 10Q for the quarter ended September 30, 2021.)

4.6
Fifth Supplemental Indenture, dated as of September 28, 2021, between the Company and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), relating to the Company’s 3.450% Senior Notes due 2031, including form thereof. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2021.)

4.7
Indenture, dated as of February 3, 2015, between the Company (as successor to Select Income REIT) and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association). (Incorporated by reference to Select Income REIT’s Current Report on Form 8-K filed on February 3, 2015.)

4.8
First Supplemental Indenture, dated as of February 3, 2015, between the Company (as successor to Select Income REIT) and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), including the form of 4.50% Senior Notes due 2025. (Incorporated by reference to Select Income REIT’s Current Report on Form 8-K filed on February 3, 2015.)

4.9
Second Supplemental Indenture, dated as of May 15, 2017, between the Company (as successor to Select Income REIT) and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), including the form of 4.250% Senior Notes due 2024. (Incorporated by reference to Select Income REIT’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed by Select Income REIT on July 25, 2017.)

4.10
Third Supplemental Indenture, dated as of December 31, 2018, among Select Income REIT, the Company and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association). (Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 31, 2018.)

4.11
Authentication Order, dated as of September 24, 2020, from the Company to U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), relating to the Company’s 4.50% Senior Notes due 2025. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020.)

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
Dated: October 27, 2022

By:	/s/ Matthew C. Brown
Matthew C. Brown
Chief Financial Officer and Treasurer
(principal financial officer and principal accounting officer)
Dated: October 27, 2022