Form 10-K
period 2022-12-31
OFFICE PROPERTIES INCOME TRUST
filed 2023-02-15
CIK 1456772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 1-34364

OFFICE PROPERTIES INCOME TRUST
(Exact Name of Registrant as Specified in Its Charter)

Maryland	26-4273474
(State of Organization)	(I.R.S. Employer Identification No.)

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The aggregate market value of the voting common shares of beneficial interest, $.01 par value, or common shares, of the registrant held by non-affiliates was approximately $948.4 million based on the $19.95 closing price per common share on The Nasdaq Stock Market LLC on June 30, 2022. For purposes of this calculation, an aggregate of 917,709 common shares held directly by, or by affiliates of, the trustees and the executive officers of the registrant have been included in the number of common shares held by affiliates.
Number of the registrant’s common shares outstanding as of February 14, 2023: 48,564,103.
References in this Annual Report on Form 10-K to the Company, OPI, we, us or our mean Office Properties Income Trust and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

DOCUMENTS INCORPORATED BY REFERENCE
Certain information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated by reference to our definitive Proxy Statement for the 2023 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended December 31, 2022.

Warning Concerning Forward-Looking Statements
This Annual Report on Form 10-K contains statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other securities laws. Also, whenever we use words such as “believe”, “expect”, “anticipate”, “intend”, “plan”, “estimate”, “will”, “may” and negatives or derivatives of these or similar expressions, we are making forward-looking statements. These forward-looking statements are based upon our present intent, beliefs or expectations, but forward-looking statements are not guaranteed to occur and may not occur. Forward-looking statements in this Annual Report on Form 10-K relate to various aspects of our business, including:
•The extent to which changes in office space utilization, including remote work arrangements, will continue and the impact that may have on demand for office space at our properties,
•Our ability and the ability of the office real estate sector and our tenants to operate under unfavorable market and economic conditions, such as rising or sustained high interest rates and high inflation, labor market challenges, volatility in the public equity and debt markets, geopolitical instability and economic downturns or recessions,

•Our expectations about the financial strength of our tenants,
•The likelihood that our rents will increase when we renew or extend our leases or enter new leases,
•Our belief that we are in a position to opportunistically recycle and deploy capital,
•The likelihood that our tenants will renew or extend their leases and not exercise early termination options pursuant to their leases or that we will obtain replacement tenants, on terms as favorable to us as our prior leases,
•The likelihood that our tenants will be negatively affected by cyclical economic conditions or government budget constraints and, if so, the impact that may have on their ability and willingness to lease our properties and pay us rent,
•Our ability to successfully execute our capital recycling program,
•Our ability to pay distributions to our shareholders and to maintain or increase the amount of such distributions,
•Our expectations regarding occupancy at our properties,
•Our expectations regarding our future financial performance including funds from operations, or FFO, normalized funds from operations, or Normalized FFO, or net operating income, or NOI,
•Our expectations regarding demand for leased space,
•Our expectations regarding capital expenditures,
•Our expectation that there will be opportunities for us to acquire, and that we will acquire, additional properties primarily leased to single or majority tenants and tenants with high credit quality characteristics,
•Our expectations regarding the costs and timing of our development, redevelopment and repositioning activities,
•Our ability to compete for acquisitions and tenancies effectively,
•Our sales and acquisitions of properties,
•Our policies and plans regarding investments, financings and dispositions,
•Our ability to appropriately balance our use of debt and equity capital,
•The future availability of borrowings under our revolving credit facility,
•Our ability to raise debt or equity capital,
•Our ability to pay interest on and principal of our debt,
•Our ability to maintain sufficient liquidity during any economic downturn that may result in response to current inflationary conditions or otherwise,
i

•Our credit ratings,
•Our expectation that we benefit from our relationships with The RMR Group LLC, or RMR,
•The credit qualities of our tenants,
•Our qualification for taxation as a real estate investment trust, or REIT,
•Changes in federal or state tax laws, and
•Other matters.
Our actual results may differ materially from those contained in or implied by our forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors, some of which are beyond our control. Risks, uncertainties and other factors that could have a material adverse effect on our forward-looking statements and upon our business, results of operations, financial condition, FFO, Normalized FFO, NOI, cash flows, liquidity and prospects include, but are not limited to:
•The impact of increasing or sustained high interest rates, inflation, labor market challenges, volatility in the public equity and debt markets, the commercial real estate industry in general, geopolitical instability and economic downturns or recessions, the commercial real estate industry on us and our tenants,

•Competition within the commercial real estate industry, particularly in those markets in which our properties are located,
•The impact of changes in the real estate needs and financial conditions of our tenants,
•Compliance with, and changes to, federal, state and local laws and regulations, accounting rules, tax laws and similar matters,
•The impact of any U.S. government shutdown or failure to increase the government debt ceiling on our ability to collect rents and pay our operating expenses, debt obligations and distributions to shareholders on a timely basis,
•Actual and potential conflicts of interest with our related parties, including our Managing Trustees, RMR, Sonesta International Hotels Corporation, or Sonesta, and others affiliated with them,
•Limitations imposed on our business and our ability to satisfy complex rules in order for us to maintain our qualification for taxation as a REIT for U.S. federal income tax purposes, and
•Acts of terrorism, outbreaks or continuation of pandemics or other public health safety events or conditions, war or other hostilities, further material or prolonged disruption to supply chains, or other manmade or natural disasters beyond our control.

For example:
•Our ability to make or sustain distributions to our shareholders and to make payments of principal and interest on our indebtedness depends upon a number of factors, including our receipt of rent from our tenants, our future earnings, the capital costs we incur to lease our properties and our working capital requirements. We may be unable to pay our debt obligations or to maintain our current rate of distributions on our common shares and future distributions may be reduced or eliminated,
•Our ability to grow our business and increase our distributions depends in large part upon our ability to buy properties and lease them for rents, less their property operating costs, that exceed our capital costs. We may be unable to identify properties that we want to acquire, and we may fail to reach agreement with the sellers and complete the purchases of any properties we want to acquire. In addition, any properties we may acquire may not provide us with rents less property operating costs that exceed our capital costs or achieve our expected returns,
•We may fail to maintain, or we may elect to change our distribution rate. Our Board of Trustees considers many factors when setting distribution rates, including our historical and projected income, Normalized FFO, cash available for distribution, the then current and expected needs and availability of cash to pay our obligations and fund our investments, distributions which may be required to be paid to maintain our qualification for taxation as a REIT and other factors deemed relevant by our Board of Trustees. Accordingly, future distribution rates may be increased or decreased and there is no assurance as to the rate at which future distributions will be paid,
•We expect to selectively sell properties from time to time when we determine we have maximized value, our continued ownership or ongoing required capital expenditures will not achieve desired returns or when we believe we can successfully pursue more desirable opportunities than retaining those properties. We cannot be sure we will sell any of these properties or what the terms of any sales may be or that we will acquire replacement properties that improve our asset quality or our ability to increase our distributions to shareholders,
•We may not receive the amounts we expect for properties we seek to sell,
•We may not succeed in managing leverage at levels we believe are appropriate,
•Some of our tenants may not renew expiring leases or they may exercise their rights, if any, to vacate their space before the stated expirations of their leases, and we may be unable to obtain new tenants to maintain or increase the historical occupancy rates of, or rents from, our properties,
•Rents that we can charge at our properties may decline upon renewals or expirations because of changing market conditions or otherwise,
•Leasing for some of our properties depends on a single or majority tenant and we may be adversely affected by the bankruptcy, insolvency, a downturn of business or a lease termination of such single or majority tenant at these properties,
•Our belief that there is a likelihood that tenants may renew or extend our leases prior to their expirations whenever they have made significant investments in the leased properties, or because those properties may be of strategic importance to them, may not be realized,
•Overall new leasing volume may be impacted if a significant level of remote work arrangements and current inflationary conditions continue for an extended period or worsen or if a recession occurs. Also, our tenants may become unable to pay rent or they may elect to not renew their leases with us. Further, some of our government leases provide the tenant with certain rights to terminate their lease early. Budgetary and other fiscal pressures may result in some governmental tenants terminating their leases early or not renewing their leases. In addition, certain changes in office space utilization, including increased remote work arrangements, continue to impact the market. To the extent those practices become permanent or further increase, leasing demand for office space may decline. As a result of these factors, our tenant retention levels could decline and we may experience reduced rent or incur increased costs under future new or renewal leases,
•Our belief that we are well positioned to opportunistically recycle and deploy capital may not be realized. We may fail to identify and execute on opportunities to deploy capital and any deployment of capital we may make may not result in the returns that we expect,
•Our business plan and related investment focus for properties may not be successful or generate the returns we expect,
•Contingencies in our acquisition and sale agreements, if any, may not be satisfied and any expected acquisitions and sales and any related lease arrangements we expect to enter may not occur, may be delayed or the terms of such transactions or arrangements may change,
•We expect to pursue accretively growing our property portfolio. However, we may not succeed in making acquisitions that are accretive and future acquisitions could be dilutive,
•The competitive advantages we believe we have may not in fact exist or provide us with the advantages we expect. We may fail to maintain any of these advantages or our competition may obtain or increase their competitive advantages relative to us,
•We intend to conduct our business activities in a manner that will afford us reasonable access to capital for investment and financing activities. However, we may not succeed in this regard and we may not have reasonable access to capital,
•Continued availability of borrowings under our revolving credit facility is subject to our satisfying certain financial covenants and other credit facility conditions that we may be unable to satisfy,

•Actual costs under our revolving credit facility will be higher than the stated rate plus a premium because of fees and expenses associated with such debt,
•The interest rates payable under our floating rate debt obligations depend upon our credit ratings. If our credit ratings are downgraded, our borrowing costs will increase,
•Our ability to access debt capital and the cost of our debt capital will depend in part on our credit ratings. If our credit ratings are downgraded, we may not be able to access debt capital or the debt capital we can access may be expensive,
•We may be unable to repay our debt obligations when they become due,
•The maximum borrowing availability under our revolving credit facility may be increased to up to $1.95 billion in certain circumstances; however, increasing the maximum borrowing availability under our revolving credit facility is subject to our obtaining additional commitments from lenders, which may not occur,
•We have one remaining option to extend the maturity date of our revolving credit facility upon payment of a fee and meeting other conditions; however, the applicable conditions may not be met,
•We may incur significant costs to prepare a property for tenancy, particularly for single or majority tenant properties,
•We may spend more for capital expenditures than we currently expect or than we had planned when a project was commenced, including as a result of inflation, supply chain challenges, unforeseen delays or otherwise, and we plan to spend more for capital expenditures than we have in the past,
•We may fail to obtain development rights or entitlements that we may seek for development and other projects we may wish to conduct at our properties,
•Our existing joint ventures and any additional joint ventures we may enter into in the future may not be successful,
•Any development, redevelopment or repositioning projects we undertake may be unsuccessful, may require greater capital expenditures or other costs than we project or may take significant time to complete, including as a result of inflation, supply chain challenges or otherwise,
•The business and property management agreements between us and RMR have continuing 20 year terms. However, those agreements permit early termination in certain circumstances. Accordingly, we cannot be sure that these agreements will remain in effect for continuing 20 year terms,
•We expect that we will benefit from RMR’s Environmental, Social and Governance, or ESG, program and initiatives. However, we may not realize the benefits we expect from such program and initiatives and we or RMR may not succeed in meeting existing or future standards regarding ESG,
•We believe that our relationships with our related parties, including RMR, Sonesta and others affiliated with them, may benefit us and provide us with competitive advantages in operating and growing our business. However, the advantages we believe we may realize from these relationships may not materialize, and
•It is difficult to accurately estimate our ability to lease space, leasing related obligations and costs of property development, redevelopment or repositioning and tenant improvement costs. Our unspent leasing related obligations and development, redevelopment or repositioning costs may cost more and may take longer to complete than we currently expect or than we planned when a project was commenced, and we may incur increased amounts for these and similar purposes in the future.
Currently unexpected results could occur due to many different circumstances, some of which are beyond our control, such as economic conditions, including rising or sustained high interest rates and high inflation and economic downturns or recessions, other changes in capital markets, commercial real estate markets or the economy generally, changes in our tenants’ financial conditions, the market demand for leased space, the ability of the U.S. and state governments to approve spending bills to fund their obligations, acts of terrorism, war, other hostilities or other geopolitical risks, pandemics or other public health safety events or conditions, natural disasters or climate change and climate related events.
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

v

OFFICE PROPERTIES INCOME TRUST
2022 FORM 10-K ANNUAL REPORT

PART I
Item 1. Business
Our Company
We are a real estate investment trust, or REIT, formed in 2009 under Maryland law. As of December 31, 2022, our wholly owned properties were comprised of 160 properties containing approximately 21.0 million rentable square feet (all square footage amounts included within this Annual Report on Form 10-K are unaudited) and we had noncontrolling ownership interests of 51% and 50% in two unconsolidated joint ventures that own three properties containing approximately 0.4 million rentable square feet. As of December 31, 2022, our properties have an undepreciated carrying value of approximately $3.9 billion and a depreciated carrying value of approximately $3.4 billion, excluding properties classified as held for sale. As of December 31, 2022, our properties were leased to 274 different tenants, with a weighted average remaining lease term (based on annualized rental income as defined below) of approximately 6.6 years. The U.S. government is our largest tenant, representing approximately 19.7% of our annualized rental income as of December 31, 2022. The term annualized rental income as used herein is defined as the annualized contractual base rents from our tenants pursuant to our lease agreements as of December 31, 2022, plus straight line rent adjustments and estimated recurring expense reimbursements to be paid to us, and excluding lease value amortization.
Our principal executive offices are located at Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts 02458-1634, and our telephone number is (617) 219-1440.
Our Business Strategy
Our business plan is to focus on acquiring, owning, developing and leasing high-quality office and mixed-use properties in select, growth-oriented U.S. markets. We seek to diversify our revenue base across geographies with ownership in central business district, urban infill and suburban locations. Our approach emphasizes properties, markets or locations with high barriers to entry, qualities and characteristics to attract and retain talent and investment toward sustainability efforts.
As our lease expirations approach, we will attempt to evaluate the highest and best use for a property and focus on proactive asset management to renew our leases with existing tenants or to enter leases with new tenants to enhance long-term cash flow growth and asset values. Our ability to renew leases with our existing tenants or to enter new leases with new tenants and the rents we are able to charge will depend in large part upon market conditions, which are beyond our control. We believe that if a property previously occupied by a single or majority tenant becomes vacant, it may be capital and time intensive to restabilize, redevelop or reposition depending on various factors including market conditions.
We expect to selectively sell properties from time to time when we determine we have maximized value, our continued ownership or ongoing required capital expenditures will not achieve desired returns or when we believe we can successfully pursue more desirable opportunities than retaining those properties. We also expect to use sales proceeds to manage leverage levels and to acquire new properties or portfolios that we believe will help diversify our revenue base, improve the average age of our properties, lengthen our weighted average lease term, reduce our ongoing capital requirements and/or increase our distributions to shareholders. We refer to this as our capital recycling program.
Our Growth Strategy
Our internal growth strategy is to attempt to increase the rents and corresponding cash flows we receive from our current properties and to increase occupancy by leasing vacant space. To achieve these increases, we may invest in our properties through development, redevelopment or repositioning activities or through improvements requested by existing tenants or to induce lease renewals or new tenant leases when our current leases expire or vacant space is leased. However, as noted above, our ability to increase occupancy or to maintain or increase the rents and corresponding cash flows we receive from our current properties will depend in large part upon market conditions, which are beyond our control.
Our external growth strategy is defined by our investment policies, including our capital recycling program, and our acquisition, disposition and financing policies.
Our Investment Policies
Our primary investment objectives include acquiring properties or portfolios that enhance our overall portfolio composition and produce greater returns than those properties or portfolios we are disposing in connection with our capital recycling program. We intend to acquire properties or portfolios with a goal of improving our asset diversification, our geographical footprint and the average age of our properties, lengthening the weighted average term of our leases and increasing tenant retention, and increasing our distributions to shareholders. To achieve these objectives, we seek to: (a) invest in institutional quality properties with an emphasis on high credit quality tenants; (b) use proceeds from our capital recycling program to manage leverage levels and to fund additional investments we believe appropriate; (c) when market conditions permit, refinance debt with long term debt or additional equity; and (d) pursue capital allocation strategies so that our cash flow from operations comes from a diversified portfolio of properties, geographies, industries and tenants.
Acquisition Policies. We currently intend to focus our investments primarily in U.S. office, mixed-use or similar type properties in markets we believe have strong economic fundamentals to support growth, including (1) properties leased to a single or majority tenant that are strategic to that tenant and which may include built-to-suit, specialty use or corporate or regional headquarters and properties where the tenant has invested meaningful capital, with a minimum remaining lease term of at least seven years and (2) properties with specialty uses or those deemed to be mission critical to a user. We also expect to seek investments primarily in first generation properties where we believe there is a reasonably high likelihood of renewing the tenants in place and where we expect ongoing capital needs to be relatively modest when compared to older properties.
We expect to use the extensive nationwide resources of our manager, The RMR Group LLC, or RMR, to locate and manage the acquisition of such properties. We expect most of our future acquisitions will be office properties; however, we may consider acquiring other types of properties, including properties with specialty uses and properties which have a mix of retail or housing uses, or acquiring properties with the purpose of redeveloping them in conjunction with properties we own. We also expect to further diversify our sources of rents, which we expect would improve the security of our revenues.
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
•the type of property (e.g., single tenant, multi-tenant, specialty use, etc.);
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
Disposition Policies. We expect to sell properties, from time to time, in order to manage leverage levels or to recycle capital into properties that we believe have better long term earnings potential. We make disposition decisions based on a number of factors including, but not limited to, the following:
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
Generally, we intend to manage our leverage in a way that may allow us to achieve and maintain “investment grade” ratings from nationally recognized rating organizations. However, we cannot be sure that we will be able to achieve and maintain our investment grade ratings in the future.
Our Board of Trustees may change our financing policies at any time without a vote of, or notice to, our shareholders.
Other Information
Employees. We have no employees. Services which would otherwise be provided to us by employees are provided by RMR and by our Managing Trustees and officers. As of December 31, 2022, RMR had approximately 600 full time employees in its headquarters and regional offices located throughout the United States.
Our Manager. The RMR Group Inc., or RMR Inc., is a holding company and substantially all of its business is conducted by its majority owned subsidiary, RMR. The Chair of our Board of Trustees and one of our Managing Trustees, Adam D. Portnoy, is the sole trustee, an officer and the controlling shareholder of ABP Trust, which is the controlling shareholder of RMR Inc., chair of the board of directors, a managing director and the president and chief executive officer of RMR Inc. and an officer and employee of RMR. Jennifer B. Clark, our other Managing Trustee, also serves as a managing director and an executive officer of RMR Inc. and as an officer and employee of RMR, and each of our other officers is also an officer and employee of RMR. Our day to day operations are conducted by RMR. RMR originates and presents investment and divestment opportunities to our Board of Trustees and provides management and administrative services to us. RMR has a principal place of business at Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts 02458-1634, and its telephone number is (617) 796-8390.

RMR is an alternative asset management company that is focused on commercial real estate and related businesses. RMR or its subsidiaries also act as a manager to other publicly traded real estate companies, privately held real estate funds and real estate related operating businesses. As of the date of this Annual Report on Form 10-K, the executive officers of RMR are: Adam D. Portnoy, President and Chief Executive Officer; Jennifer B. Clark, Executive Vice President, General Counsel and Secretary; Jennifer F. Francis, Executive Vice President, Matthew P. Jordan, Executive Vice President, Chief Financial Officer and Treasurer; John G. Murray, Executive Vice President; and Jonathan M. Pertchik, Executive Vice President. Our President and Chief Operating Officer, Christopher J. Bilotto, is a Senior Vice President of RMR. Our Chief Financial Officer and Treasurer, Matthew C. Brown, is also a Senior Vice President of RMR. Other officers of RMR also serve as officers of other companies to which RMR or its subsidiaries provide management services.
Corporate Sustainability. Since our inception in 2009, we have been guided by ESG principles, and believe corporate sustainability must be a strategic focus as part of our focus on operational practices, enhancing our competitive position, development and redevelopment efforts and economic performance. Our sustainability practices, which align with those of our manager, RMR — minimizing our impact on the environment, embracing the communities where we operate and attracting top professionals — are critical elements supporting our long-term success.
We recognize our responsibility to minimize the impact of our business on the environment and seek to preserve natural resources and maximize efficiencies in order to reduce the impact our properties have on the planet. Our environmental sustainability strategies and best practices help to mitigate our properties’ environmental footprint, optimize operational efficiency and enhance our competitiveness in the marketplace. We seek to obtain certifications that measure progress in environmental sustainability, which helps to benchmark performance and mitigate risk.
In July 2022, RMR announced its zero emissions goal pursuant to which it has pledged to reduce scope 1 and 2 emissions by 2050 with a 50% reduction commitment by 2030 from a 2019 baseline.
We and our manager, RMR, drive value, manage risk and benchmark the performance of our properties by effectively capturing and managing data through real-time energy monitoring, or RTM. RTM facilitates advanced data analytics and access to detect faults and inefficiencies in equipment operations faster meanwhile enhancing building system control in a cost-effective and scalable way. RMR’s RTM program captures 38 of our properties totaling approximately 56% of our annual electricity spend and generated $1.7 million in cumulative savings to date, of which $0.2 million was generated in 2022.
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
With respect to our development and redevelopment activities, RMR considers how to best incorporate ESG as part of the overall goal of any development or redevelopment project at our properties. Each potential project’s design phase begins with an evaluation of potential environmental certifications, including Leadership in Energy and Environmental Design, or LEED®, and the WELL Building Standard criteria, among others. This process also includes sustained outreach to the respective municipality and surrounding communities to garner feedback and understand local concerns. Project requirements are then aligned with planning objectives established by neighborhood associations and permitting boards.
In reaction to the Energy Policy Act of 2005, the U.S. government has instituted “green lease” policies which include the “Promotion of Energy Efficiency and Use of Renewable Energy” as one of the factors it considers when leasing property. The Energy Independence and Security Act of 2007 also allows the General Services Administration to give preference to properties for lease that have received an “ENERGY STAR” certification. The ENERGY STAR program is a joint program of the U.S. Environmental Protection Agency and the U.S. Department of Energy which is focused on promoting energy efficient products and properties. Properties that reach a specified level of energy efficiency may receive the ENERGY STAR recognition for a period of 12 months before the requirement that they be recertified. Furthermore, certain properties are not eligible for ENERGY STAR certification. For example, lab uses, medical office properties and properties less than 50% occupied cannot be ENERGY STAR certified. In May 2022, we were recognized as an Energy Star Partner of the Year for the fifth consecutive year and a Sustained Excellence honoree for the third consecutive year. As of December 31, 2022, 43 of our properties containing 6.6 million rentable square feet (28.5% and 33.6% of our eligible properties and eligible rentable square feet, respectively) are ENERGY STAR certified.
The U.S. Government’s “green lease” policies also permit government tenants to require LEED® designation in selecting new premises or renewing leases at existing premises. The LEED® designation program is administered by the U.S. Green Building Council, a nonprofit organization focused on promoting environmental sustainability for the built environment. Properties that reach specified levels of sustainability may receive a LEED® designation. As of December 31, 2022, 37 of our properties containing 6.1 million rentable square feet (23.1% and 28.9% of our total properties and total rentable square feet, respectively) were LEED® designated.
In an effort to reduce the effects of any increased energy costs in the future, we continuously study ways to improve the energy efficiency at all of our properties. Our manager, RMR, is a member of the “ENERGY STAR” partner program, and a member of the U.S. Green Building Council. In June 2022, we were selected by the U.S. Department of Energy’s Better Buildings Alliance and Institute for Market Transformation as a Gold Level Green Lease Leader, which highlights our commitment to environmental stewardship. We believe our efforts to obtain additional ENERGY STAR labels, LEED® and/or other designations and managing our properties in a sustainable manner benefits our business while also bettering the environment. Additionally, RMR releases an annual Sustainability Report, which summarizes the ESG initiatives RMR and its clients, including OPI, employ. RMR’s Sustainability Report may be accessed on RMR Inc.’s website at www.rmrgroup.com/corporate-sustainability/default.aspx. The information on or accessible through RMR Inc.’s website is not incorporated by reference into this Annual Report on Form 10-K.
For more information, see “Risk Factors—Risks Related to Our Business—ESG initiatives, requirements and market expectations may impose additional costs and expose us to new risks” included in Part I, Item 1A of this Annual Report on Form 10-K.
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
Board Diversity. As of December 31, 2022, our Board of Trustees was comprised of nine Trustees, of which seven were independent trustees, four, or approximately 44%, were female and one, or approximately 11%, was a member of under represented communities.
Competition. Investing in and operating real estate properties is a highly competitive business. We compete against publicly traded and private REITs, numerous financial institutions, individuals and public and private companies, including entities funded by both domestic and foreign capital, who are actively engaged in this business. Some of our competitors may have greater financial and other resources, or lower costs of capital than us. Also, we compete for investments based on a number of factors, including purchase prices, closing terms, underwriting criteria and our and RMR’s reputations. Our ability to successfully compete is also materially impacted by the availability and cost of capital to us. We do not believe we have a dominant position in any of the geographic markets in which we operate, but some of our competitors are dominant in selected markets. We believe the experience and abilities of our management and our manager, the quality of our properties, the diversity and credit qualities of our tenants, and the structure of our leases may afford us some competitive advantages and allow us to operate our business successfully despite the competitive nature of our business. For additional information about competition and other risks associated with our business, see “Risk Factors” included in Part I, Item 1A of this Annual Report on Form 10-K.
Leases. We have leases with government entities, including the U.S. government, state governments and other government tenants as well as non-government tenants. Some of our leases allow government and non-government tenants to vacate the leased premises before the stated expirations of their leases with little or no liability, or with penalty, by exercising early termination rights. For additional information about our tenants’ rights to terminate leases early, see “Risk Factors—Risks Related to Our Business—Some tenants have the right to terminate their leases prior to their lease expiration date” included in Part I, Item 1A and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Property Operations” included in Part II, Item 7 of this Annual Report on Form 10-K.
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
Segment Information. As of December 31, 2022, we had one operating segment: direct ownership of real estate properties. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7 and our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

Internet Website. Our internet website address is www.opireit.com. Copies of our governance guidelines, our code of business conduct and ethics, or our Code of Conduct, and the charters of our audit, compensation and nominating and governance committees are posted on our website and also may be obtained free of charge by writing to our Secretary, Office Properties Income Trust, Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts, 02458-1634. We also have a policy outlining procedures for handling concerns or complaints about accounting, internal accounting controls or auditing matters and a governance hotline accessible on our website that shareholders can use to report concerns or complaints about accounting, internal accounting controls or auditing matters or violations or possible violations of our Code of Conduct. We make available, free of charge, through the “Investors” section of our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after these forms are filed with, or furnished to the Securities and Exchange Commission, or SEC. Any material we file with or furnish to the SEC is also maintained on the SEC website, www.sec.gov. Security holders may send communications to our Board of Trustees or individual Trustees by writing to the party for whom the communication is intended at c/o Secretary, Office Properties Income Trust, Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts 02458-1634 or by email at secretary@opireit.com. Our website address is included several times in this Annual Report on Form 10-K as a textual reference only. The information on or accessible through our website is not incorporated by reference into this Annual Report on Form 10-K or other documents we file with, or furnish to, the SEC. We intend to use our website as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Those disclosures will be included on our website in the “Investors” section. Accordingly, investors should monitor our website, in addition to following our press releases, SEC filings and public conference calls and webcasts.

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
•a non-U.S. shareholder that is a passive foreign investment company or controlled foreign corporation;
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
Our counsel, Sullivan & Worcester LLP, is of the opinion that we have been organized and have qualified for taxation as a REIT under the IRC for our 2009 through 2022 taxable years, and that our current and anticipated investments and plan of operation will enable us to continue to meet the requirements for qualification and taxation as a REIT under the IRC. Our counsel’s opinions are conditioned upon the assumption that our leases, our declaration of trust, and all other legal documents to which we have been or are a party have been and will be complied with by all parties to those documents, upon the accuracy and completeness of the factual matters described in this Annual Report on Form 10-K and upon representations made by us to our counsel as to certain factual matters relating to our organization and operations and our expected manner of operation. If this assumption or a description or representation is inaccurate or incomplete, our counsel’s opinions may be adversely affected and may not be relied upon. The opinions of our counsel are based upon the law as it exists today, but the law may change in the future, possibly with retroactive effect. Given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, and the possibility of future changes in our circumstances, neither Sullivan & Worcester

LLP nor we can be sure that we will qualify as or be taxed as a REIT for any particular year. Any opinion of Sullivan & Worcester LLP as to our qualification or taxation as a REIT will be expressed as of the date issued. Our counsel will have no obligation to advise us or our shareholders of any subsequent change in the matters stated, represented or assumed, or of any subsequent change in the applicable law. Also, the opinions of our counsel are not binding on either the IRS or a court, and either could take a position different from that expressed by our counsel.
Our continued qualification and taxation as a REIT will depend upon our compliance with various qualification tests imposed under the IRC and summarized below. While we believe that we have satisfied and will satisfy these tests, our counsel does not review compliance with these tests on a continuing basis. If we fail to qualify for taxation as a REIT in any year, then we will be subject to federal income taxation as if we were a corporation taxed under subchapter C of the IRC, or a C corporation, and our shareholders will be taxed like shareholders of a regular C corporation, meaning that federal income tax generally will be applied at both the corporate and shareholder levels. In this event, we could be subject to significant tax liabilities, and the amount of cash available for distribution to our shareholders could be reduced or eliminated.
If we continue to qualify for taxation as a REIT and meet the tests described below, then we generally will not pay federal income tax on amounts that we distribute to our shareholders. However, even if we continue to qualify for taxation as a REIT, we may still be subject to federal tax in the following circumstances, as described below:
•We will be taxed at regular corporate income tax rates on any undistributed “real estate investment trust taxable income,” determined by including our undistributed ordinary income and net capital gains, if any. We may elect to retain and pay income tax on our net capital gain. In addition, if we so elect by making a timely designation to our shareholders, a shareholder would be taxed on its proportionate share of our undistributed capital gain and would generally be expected to receive a credit or refund for its proportionate share of the tax we paid.
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
Subsidiary REITs. We have in the past invested in real estate through entities that were intended to qualify for taxation as REITs, and we may in the future form or acquire additional entities that are intended to qualify for taxation as REITs. When a subsidiary qualifies for taxation as a REIT separate and apart from its REIT parent, the subsidiary’s shares are qualifying real estate assets for purposes of the REIT parent’s 75% asset test described below. However, failure of the subsidiary to separately satisfy the various REIT qualification requirements described in this summary or that are otherwise applicable (and failure to qualify for the applicable relief provisions) would generally result in (a) the subsidiary being subject to regular U.S. corporate income tax, as described above, and (b) the REIT parent’s ownership in the subsidiary (i) ceasing to be qualifying real estate assets for purposes of the 75% asset test and (ii) becoming subject to the 5% asset test, the 10% vote test and the 10% value test, each as described below, generally applicable to a REIT’s ownership in corporations other than REITs and TRSs. In such a situation, the REIT parent’s own qualification and taxation as a REIT could be jeopardized on account of the subsidiary’s failure cascading up to the REIT parent, all as described below under the heading “—Asset Tests”. We have made and expect to make protective TRS elections with respect to our subsidiary REITs and may implement other protective arrangements intended to avoid a cascading REIT failure if any of our intended subsidiary REITs were not to qualify for taxation as a REIT, but we cannot be sure that such protective elections or other arrangements will be effective to avoid or mitigate the resulting adverse consequences to us.
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
Any gain that a REIT recognizes on the sale of foreclosure property held as inventory or primarily for sale to customers, plus any income it receives from foreclosure property that would not otherwise qualify under the 75% gross income test in the absence of foreclosure property treatment, reduced by expenses directly connected with the production of those items of income, would be subject to federal income tax at the highest regular corporate income tax rate under the foreclosure property income tax rules of Section 857(b)(4) of the IRC. Thus, if a REIT should lease foreclosure property in exchange for rent that qualifies as “rents from real property” as described above, then that rental income is not subject to the foreclosure property income tax.

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
Asset Tests. At the close of each calendar quarter of each taxable year, we must also satisfy the following asset percentage tests in order to qualify for taxation as a REIT for federal income tax purposes:
•At least 75% of the value of our total assets must consist of “real estate assets,” defined as real property (including interests in real property and interests in mortgages on real property or on interests in real property), ancillary personal property to the extent that rents attributable to such personal property are treated as rents from real property in accordance with the rules described above, cash and cash items, shares in other REITs, debt instruments issued by

“publicly offered REITs” as defined in Section 562(c)(2) of the IRC, government securities and temporary investments of new capital (that is, any stock or debt instrument that we hold that is attributable to any amount received by us (a) in exchange for our shares or (b) in a public offering of our five-year or longer debt instruments, but in each case only for the one-year period commencing with our receipt of the new capital).
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
We may elect to retain, rather than distribute, some or all of our net capital gain and pay income tax on such gain. In addition, if we so elect by making a timely designation to our shareholders, our shareholders would include their proportionate share of such undistributed capital gain in their taxable income, and they would receive a corresponding credit for their share of the federal corporate income tax that we pay thereon. Our shareholders would then increase the adjusted tax basis of their shares by the difference between (a) the amount of capital gain dividends that we designated and that they included in their taxable income, and (b) the tax that we paid on their behalf with respect to that capital gain.
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
Earnings and Profits. Following a corporate acquisition, we must generally distribute all of the C corporation earnings and profits inherited in that transaction, if any, no later than the end of our taxable year in which the transaction occurs, in order to preserve our qualification for taxation as a REIT. However, if we fail to do so, relief provisions would allow us to maintain our qualification for taxation as a REIT, provided we distribute any subsequently discovered C corporation earnings and profits and pay an interest charge in respect of the period of delayed distribution. C corporation earnings and profits that we inherit are, in general, specially allocated under a priority rule to the earliest possible distributions following the event causing the inheritance, and only then is the balance of our earnings and profits for the taxable year allocated among our distributions to the extent not already treated as a distribution of C corporation earnings and profits under the priority rule. The distribution of these C corporation earnings and profits is potentially eligible for taxation to noncorporate U.S. shareholders at the preferential tax rates for “qualified dividends” as described below under the heading “—Taxation of Taxable U.S. Shareholders”.
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

We may elect to retain and pay income taxes on some or all of our net capital gain. In addition, if we so elect by making a timely designation to our shareholders:
(1)each of our U.S. shareholders will be taxed on its designated proportionate share of our retained net capital gains as though that amount were distributed and designated as a capital gain dividend;
(2)each of our U.S. shareholders will receive a credit or refund for its designated proportionate share of the tax that we pay;
(3)each of our U.S. shareholders will increase its adjusted basis in our shares by the excess of the amount of its proportionate share of these retained net capital gains over the U.S. shareholder’s proportionate share of the tax that we pay; and
(4)both we and our corporate shareholders will make commensurate adjustments in our respective earnings and profits for federal income tax purposes.
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
For so long as a class of our shares is listed on a U.S. national securities exchange, capital gain dividends that we declare and pay to a non-U.S. shareholder on those shares, as well as dividends to such a non-U.S. shareholder on those shares attributable to our sale or exchange of “United States real property interests” within the meaning of Section 897 of the IRC, or USRPIs, will not be subject to withholding as though those amounts were effectively connected with a U.S. trade or business, and non-U.S. shareholders will not be required to file U.S. federal income tax returns or pay branch profits tax in respect of these dividends. Instead, these dividends will generally be treated as ordinary dividends and subject to withholding in the manner described above.
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
Although the law is not entirely clear on the matter, it appears that amounts designated by us as undistributed capital gain in respect of our shares that are held by non-U.S. shareholders generally should be treated in the same manner as actual distributions by us of capital gain dividends. Under this approach, the non-U.S. shareholder would be able to offset as a credit against its resulting U.S. federal income tax liability its proportionate share of the tax paid by us on the undistributed capital gain treated as distributed to the non-U.S. shareholder, and receive from the IRS a refund to the extent its proportionate share of the tax paid by us were to exceed the non-U.S. shareholder’s actual U.S. federal income tax liability on such deemed distribution. If we were to designate any portion of our net capital gain as undistributed capital gain, a non-U.S. shareholder should consult its tax advisors regarding taxation of such undistributed capital gain.
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
Prohibited Transactions
Fiduciaries of ERISA Plans and persons making the investment decision for Non-ERISA Plans should consider the application of the prohibited transaction provisions of ERISA and the IRC in making their investment decision. Sales and other transactions between an ERISA Plan or a Non-ERISA Plan and disqualified persons or parties in interest, as applicable, are prohibited transactions and result in adverse consequences absent an exemption. The particular facts concerning the sponsorship, operations and other investments of an ERISA Plan or Non-ERISA Plan may cause a wide range of persons to be treated as disqualified persons or parties in interest with respect to it. A non-exempt prohibited transaction, in addition to imposing potential personal liability upon ERISA Plan fiduciaries, may also result in the imposition of an excise tax under the IRC or a penalty under ERISA upon the disqualified person or party in interest. If the disqualified person who engages in the transaction is the individual on behalf of whom an IRA, Roth IRA or other tax-favored account is maintained (or their beneficiary), the IRA, Roth IRA or other tax-favored account may lose its tax-exempt status and its assets may be deemed to have been distributed to the individual in a taxable distribution on account of the non-exempt prohibited transaction, but no excise tax will be imposed. Fiduciaries considering an investment in our securities should consult their own legal advisors as to whether the ownership of our securities involves a non-exempt prohibited transaction.
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

Item 1A. Risk Factors
Summary of Risk Factors
Our business is subject to a number of risks and uncertainties. The following is a summary of the principal risk factors described in this section:
•we may be unable to renew our leases when they expire or lease our properties to new tenants without decreasing rents or incurring significant costs or at all;
•unfavorable market and economic conditions due to, among other things, rising or sustained high interest rates and high inflation, labor market challenges, supply chain challenges, volatility in the public equity and debt markets and in commercial real estate markets, generally, reductions in government spending to fund their obligations, pandemics (such as the COVID-19 pandemic) or other adverse public health safety events or conditions, geopolitical instability (such as the war in Ukraine), and other conditions beyond our control, may have a material adverse effect on our and our tenants’ results of operations and financial conditions, and our tenants may be unable to satisfy their lease obligations to us;
•remote and other alternative work arrangements and changes in space utilization and other business practices may reduce the demand for office leasing and some tenants have the right to terminate their leases prior to their lease expiration date;
•our concentration of investments in properties leased to private sector single or majority tenants and the U.S. government, and in properties located in the metropolitan Washington, D.C. area, may subject us to risks associated with bankruptcy, insolvency, a downturn of business or a lease termination of such single or majority tenants, government budgetary pressures and priorities and trends and other fiscal pressures and a downturn in economic conditions or a possible recession;
•our capital recycling program, development or redevelopment projects or potential future acquisitions may not be successful or may not be executed on the terms or within the timing we expect as a result of competition, current market and economic conditions, including capital market disruptions, rising or sustained high interest rates, or otherwise;
•we are subject to risks related to our debt, including covenants and conditions contained in our debt agreements which may restrict our operations and ability to make investments and to pay distributions to our shareholders, our ability to manage our leverage at a level we believe appropriate, potential downgrades to our credit ratings and other limitations on our ability to access capital at reasonable costs or at all, including the limited availability of debt capital to office REITs generally;
•we are subject to risks related to our qualification for taxation as a REIT, including REIT distribution requirements;
•ownership of real estate is subject to environmental risks and liabilities, as well as risks from adverse weather, natural disasters and climate change and climate related events;
•insurance may not adequately cover our losses, and insurance costs may continue to increase;
•we are subject to risks related to our dependence upon RMR to implement our business strategies and manage our day to day operations;
•we are subject to risks related to the security of RMR’s information technology;
•our management structure and agreements with RMR and our relationships with our related parties, including our Managing Trustees, RMR and others affiliated with them, may create conflicts of interest;
•ESG initiatives, requirements and market expectations may impose additional costs and expose us to new risks;
•provisions in our declaration of trust, bylaws and other agreements, as well as certain provisions of Maryland law, may deter, delay or prevent a change in our control or unsolicited acquisition proposals, limit our rights and the rights of our shareholders to take action against our Trustees and officers or limit our shareholders’ ability to obtain a favorable judicial forum for certain disputes; and

•we may change our operational, financing and investment policies without shareholder approval, and we may reduce the rate of or eliminate our distributions to shareholders or the form of payment could change.
The risks described below may not be the only risks we face but are risks we believe may be material at this time. Other risks of which we are not yet aware, or that we currently believe are not material, may also materially and adversely impact our business operations or financial results. If any of the events or circumstances described below occurs, our business, financial condition, liquidity, results of operations or ability to pay distributions to our shareholders could be adversely impacted and the value of an investment in our securities could decline. Investors and prospective investors should consider the risks described below and the information contained under the caption “Warning Concerning Forward-Looking Statements” and elsewhere in this Annual Report on Form 10-K before deciding whether to invest in our securities. We may update these risk factors in our future periodic reports.
Risks Related to Our Business
We may be unable to lease our properties when our leases expire.
Leases representing approximately 11.2% and 14.7% of our annual rental income are scheduled to expire in each of 2023 and 2024, respectively. Although we typically will seek to renew or extend the terms of leases for our properties with tenants when they expire, we cannot be sure that we will be successful in doing so. Increases in remote and other alternative work arrangements and changes in space utilization, as well as economic conditions, including high inflation and government spending and budget priorities may cause our tenants not to renew or extend their leases when they expire, or to seek to renew their leases for less space than they currently occupy. Our scheduled lease expirations in 2023 and thereafter are significantly higher than in prior recent years. If we are unable to extend or renew our leases, or we renew leases for reduced space, it may be time consuming and expensive to relet some of these properties to new tenants.
We may experience declining rents or incur significant costs to renew our leases with current tenants or lease our properties to new tenants, and any rent increases that we do achieve may not exceed increased costs we may incur.
When we renew our leases with current tenants or lease to new tenants, we may experience rent decreases, and we may have to spend substantial amounts for leasing commissions, tenant improvements or other tenant inducements. Moreover, many of our properties have been specially designed for the particular businesses of our tenants; if the current leases for those properties are terminated or are not renewed, we may be required to renovate those properties at substantial costs, decrease the rents we charge or provide other concessions in order to lease those properties to new tenants. In addition, any rent increases that we do achieve may not exceed our costs associated with renewing our leases with current tenants or leasing our properties to new tenants, which costs have and are expected to continue to increase as a result of rising interest rates, high inflation and supply chain challenges, among other things.
Unfavorable market, economic and commercial real estate conditions may have a material adverse effect on our results of operations, financial condition and ability to pay distributions to our shareholders.
Our business may be adversely affected by market, economic and commercial real estate conditions in the U.S. and global economies, and/or the local economies in the markets in which our properties are located. Unfavorable market, economic and commercial real estate conditions may be due to, among other things, rising or sustained high interest rates and high inflation, labor market challenges, supply chain disruptions, volatility in the public equity and debt markets, pandemics (such as the COVID-19 pandemic), geopolitical instability (such as the war in Ukraine), and other conditions beyond our control. Because economic conditions in the United States may affect the demand for leased space, real estate values, occupancy levels and property income, current and future economic conditions in the United States, including slower growth or a recession and capital market volatility or disruptions, could have a material adverse impact on our earnings and financial condition. Economic conditions may be affected by numerous factors, including, but not limited to, the pace of economic growth and/or recessionary concerns, inflation, increases in the levels of unemployment, energy prices, uncertainty about government fiscal and tax policy, geopolitical events, the regulatory environment, the availability of credit and interest rates. Current conditions, or similar conditions existing in the future, may have a material adverse effect on our results of operations, financial condition and ability to pay distributions to our shareholders.
Our business depends upon our tenants satisfying their lease obligations to us, which, with respect to our private sector tenants, depends, to a large degree, on those tenants’ abilities to successfully operate their businesses, and, with respect to our government tenants, depends on discretionary funding from federal, state and local governments.
Our business depends on our tenants satisfying their lease obligations to us. The financial capacities of our private sector tenants to pay us rent will depend upon their abilities to successfully operate their businesses, which may be adversely affected by factors over which we and they have no control, including market and economic conditions, such as rising or sustained high interest rates and high inflation, supply chain challenges and economic downturns or recessions. The failure of our private sector tenants and any applicable parent guarantor to satisfy their lease obligations to us, whether due to a downturn in their business or otherwise, could materially and adversely affect us.
In addition, our government tenants are subject to discretionary funding from federal, state and local governments, as applicable. Federal government programs are subject to annual congressional budget authorization and appropriation processes, and state and local government programs are often subject to similar processes. For many federal programs, Congress appropriates funds on a fiscal year basis even though the program performance period may extend over several years. Laws and plans adopted by federal, state and local governments relating to, along with pressures on and uncertainty surrounding, budgets, potential changes in priorities and spending levels, sequestration, the appropriations process and the permissible debt limits, could adversely affect the funding for our government tenants. The budget environment and uncertainty surrounding the appropriations processes remain significant long-term risks as budget cuts could adversely affect the ability of our government tenants to pay us rent.
Remote and other alternative work arrangements and changes in space utilization and other business practices may reduce the demand for office leasing.
Changes in space utilization accelerated in response to the COVID-19 pandemic, including increased remote and other alternative work arrangements, continue to impact the market for both private sector and government tenants. It is uncertain to what extent and for how long such remote or other alternative work arrangements may continue. In addition, it is possible that hybrid work arrangements could continue or increase, such as workspace sharing or hoteling of office space. To the extent these practices become permanent or further increase, demand for leased space, including at our properties, may decline. As a result of these factors, our tenant retention levels could decline and we may experience reduced rent or incur increased costs under future new or renewal leases.
Some of our properties depend upon a private sector single or majority tenant for all or a significant portion of their rental income; therefore, our financial condition, including our ability to pay distributions to our shareholders, may be adversely affected by bankruptcy or insolvency, a downturn in the business, or a lease termination of such a single or majority tenant.
As of December 31, 2022, 43.8% of our annualized rental income was from our properties leased to private sector single tenants or majority occupied tenants. The value of the properties leased to these tenants is materially dependent on their performance under their respective leases. These tenants face competition within their industries and other factors that could reduce their ability to pay us rent. Lease payment defaults by these tenants could cause us to reduce the amount of distributions that we pay to our shareholders. A default by a single or majority tenant, the failure of a guarantor to fulfill its obligations or other premature termination of a lease to such a tenant or such tenant’s election not to extend a lease upon its expiration could have an adverse effect on our financial condition, results of operations, liquidity and ability to pay distributions to our shareholders.
We currently have a concentration of properties in the metropolitan Washington, D.C. market area and are exposed to changes in market conditions in this area.
As of December 31, 2022, we derived approximately 22.6% of our annualized rental income from our consolidated properties located in the metropolitan Washington, D.C. market area. In addition, the three properties owned by two joint ventures in which we own 51% and 50% interests are also located in the metropolitan Washington, D.C. market area. A downturn in economic conditions in this area or a possible recession, including as a result of current inflationary conditions or otherwise, could result in reduced demand from tenants for our properties, reduced rents that our tenants in this area are willing to pay when our leases expire and increased lease concessions for new leases and renewals. Additionally, there has been a decrease in demand for new leased space by the U.S. government in the metropolitan Washington, D.C. market area, and that could increase competition for government tenants and adversely affect our ability to retain government tenants when our leases expire. Thus, adverse developments and/or conditions in the metropolitan Washington, D.C. market area could reduce demand for space, impact the credit worthiness of our tenants or force our tenants to curtail operations, which could impair their ability to meet their rent obligations to us and, accordingly, could have an adverse effect on our financial condition, results of operations, liquidity and ability to pay distributions to our shareholders.
Government budgetary pressures and priorities and trends in government employment and office leasing, including remote working and other space utilization trends, may adversely impact our business.
We believe that recent government budgetary and spending priorities and enhancements in technology during the pandemic have resulted in a decrease in government office use for employees. Furthermore, over the past several years, government tenants have reduced their space utilization per employee and consolidated government tenants into existing government owned properties. This activity has reduced the demand for government leased space. Our historical experience with respect to properties of the type we own that are majority leased to government tenants has been that government tenants have generally renewed leases to avoid the costs and disruptions that may result from relocating their operations. However, efforts to manage space utilization rates may result in our tenants exercising early termination rights under our leases, vacating our properties upon expiration of our leases in order to relocate to government owned properties or consolidated leased space within a market, or renewing their leases for less space than they currently occupy. Also, our government tenants’ desire to reconfigure leased office space to manage utilization per employee may require us to spend significant amounts for tenant improvements, and tenant relocations are often more prevalent in those circumstances. Increasing uncertainty with respect to government agency budgets and funding to implement relocations, consolidations and reconfigurations has, in some instances, resulted in delayed decisions by some of our government tenants and more focus on short term lease renewals. Given the significant uncertainties, including the extent to which remote or alternative work arrangements may continue or increase, we are unable to reasonably project what the financial impact of market conditions or changing government circumstances will be on the demand for leased space at our properties and our financial results for future periods.
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
Through our capital recycling program, we seek to selectively sell certain properties from time to time to fund future acquisitions, capital requirements and to manage leverage at a level we believe appropriate with a goal of (1) improving the asset quality of our portfolio through diversification of property types, by reducing the average age of our properties, lengthening the weighted average lease term of our leases and increasing the likelihood of retaining our tenants and (2) increasing our cash available for distribution. However, our ability to sell our properties we identify for sale, and the prices we receive upon a sale, may be affected by many factors. In particular, these factors could arise from weakness in or the lack of an established market for a property, changes in the financial condition of prospective purchasers and the availability of financing to potential purchasers on reasonable terms, the number of prospective purchasers, the number of competing properties on the market, unfavorable local, national or international economic conditions, such as rising or sustained high interest rates and high inflation, supply chain challenges and economic downturns or recessions, and changes in laws, regulations or fiscal policies of jurisdictions in which the property is located. For example, current market conditions have caused, and may continue to cause, increased capitalization rates which, together with rising interest rates, has resulted in reduced commercial real estate transaction volume, and such conditions may continue or worsen. We may not succeed in selling properties that we identify for sale, the terms of any such sales may not meet our expectations and we may incur losses in connection with those sales. Further, we may not succeed in identifying and acquiring properties that improve the asset quality of our portfolio and enable us to increase our cash available for distribution and we may not succeed in managing leverage at levels we believe appropriate. As a result, our capital recycling program may not be successful.
We are exposed to risks associated with property development, redevelopment and repositioning that could adversely affect us, including our financial condition and results of operations.
We currently have properties under development and we intend to continue to engage in development, redevelopment and repositioning activities with respect to our properties, and, as a result, we are subject to certain risks, which could adversely affect us, including our financial condition and results of operations. These risks include cost overruns and untimely completion of construction due to, among other things, weather conditions, inflation, labor or material shortages or delays in receiving permits or other governmental approvals, as well as the availability and pricing of financing on favorable terms or at all. Recent supply chain constraints and commodity pricing and other inflation, including inflation impacting wages and employee benefits, have resulted in increased costs for materials, other goods and labor, including construction materials, and some delays in construction activities, and these conditions may continue and worsen. These risks could result in substantial unanticipated delays and increased development and renovation costs and could prevent the initiation or the completion of development, redevelopment or repositioning activities. In addition, changes to demand for leased space and increased vacancies due to continued increases in remote and other alternative work arrangements and changes in space utilization, as well as current economic conditions and volatility in the commercial real estate markets, generally, may cause delays in leasing these properties or possible loss of tenancies and negatively impact our ability to generate cash flows from these properties that meet or exceed our cost of investment. Any of these risks associated with our current or future development, redevelopment and repositioning activities could have a material adverse effect on our business, financial condition and results of operations.
We may be unable to grow our business by acquiring additional properties, and we might encounter unanticipated difficulties and expenditures relating to our acquired properties.
Our business plan includes the acquisition of additional properties. Our ability to make profitable acquisitions is subject to risks, including, but not limited to, risks associated with:
•competition from other investors;
•contingencies in our acquisition agreements;
•the availability, terms and cost of debt and equity capital; and
•the extent of our debt leverage.
These risks may limit our ability to grow our business by acquiring additional properties. In addition, we might encounter unanticipated difficulties and expenditures relating to our acquired properties. For example:
•notwithstanding pre-acquisition due diligence, we could acquire a property that contains undisclosed defects in design or construction or unknown liabilities, including those related to undisclosed environmental contamination, or our analyses and assumptions for the properties may prove to be incorrect, or we could receive rental revenues less than we expect at an acquired property due to tenant vacancies, changed economic conditions or otherwise;
•an acquired property may be located in a new market where we may face risks associated with investing in an unfamiliar market;
•the market in which an acquired property is located may experience unexpected changes that adversely affect the property’s value; and
•property operating costs for our acquired properties may be higher than anticipated and our acquired properties may not yield expected returns.
For these reasons, among others, we might not realize the anticipated benefits of our acquisitions, and our business plan to acquire additional properties may not succeed or may cause us to experience losses.
REIT distribution requirements and limitations on our ability to access capital at reasonable costs or at all may adversely impact our ability to carry out our business plan.
To maintain our qualification for taxation as a REIT under the IRC, we are required to satisfy distribution requirements imposed by the IRC. See “Material United States Federal Income Tax Considerations—REIT Qualification Requirements—Annual Distribution Requirements” included in Part I, Item 1 of this Annual Report on Form 10-K. Accordingly, we may not be able to retain sufficient cash to fund our operations, repay our debts, invest in our properties or fund our acquisitions or development, redevelopment or repositioning efforts. Our business strategies therefore depend, in part, upon our ability to raise additional capital at reasonable costs. We may be unable to raise capital at reasonable costs or at all because of reasons related to our business, market perceptions of our prospects, the terms of our existing debt, the extent of our leverage or for reasons beyond our control, such as capital market volatility, rising or sustained high interest rates and other market conditions. For example, decreased demand for leased space and increased vacancies due to continued increases in remote and other alternative work arrangements and changes in space utilization, as well as current economic conditions, have negatively impacted the availability of debt capital to office REITs on reasonable terms or at all. Because the earnings we are permitted to retain are limited by the rules governing REIT qualification and taxation, if we are unable to raise reasonably priced capital, we may not be able to carry out our business plan.

We face significant competition.
We face significant competition for acquisition opportunities from other investors, including publicly traded and private REITs, numerous financial institutions, individuals, foreign investors and other public and private companies. Some of our competitors may have greater financial and other resources than us, and may be able to accept more risk than we can prudently manage, including risks with respect to the creditworthiness of tenants and guarantors and the extent of leverage used in their capital structure. Because of competition for acquisitions, we may be unable to acquire desirable properties or we may pay higher prices for, and realize lower net cash flows than we hope to achieve from, acquisitions.
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
Some of our leases allow the tenants to vacate the leased premises before the stated terms of the leases expire with little or no liability. In particular:
•Tenants occupying approximately 2.4% of our rentable square feet and responsible for approximately 2.3% of our annualized rental income as of December 31, 2022 have currently exercisable rights to terminate their leases before the stated term of their leases expire.
•As of December 31, 2022, pursuant to leases with 10 of our tenants, these tenants have rights to terminate their leases if their respective legislature or other funding authority does not appropriate rent amounts in their respective annual budgets. These 10 tenants represented approximately 5.5% of our rentable square feet and 6.1% of our annualized rental income as of December 31, 2022.
For various reasons, some or all of our tenants may decide to exercise early termination rights under our leases or vacate our properties upon expiration of our leases. If a significant number of our leases are terminated pursuant to these termination rights, our income and cash flow may materially decline, our ability to pay distributions to our shareholders may be negatively impacted and the values of our properties may decline.
We have debt and we may incur additional debt.
As of December 31, 2022, our consolidated debt was $2.5 billion. As of December 31, 2022 and February 14, 2023, we had $195.0 million and $220.0 million outstanding under our revolving credit facility and $555.0 million and $530.0 million available for borrowing, respectively. Our credit agreement includes a feature under which the maximum borrowing availability may be increased to up to $1.95 billion in certain circumstances.
We are subject to numerous risks associated with our debt, including the risk that our cash flows could be insufficient for us to make required payments and risks associated with increases in and sustained high market interest rates. There are no limits in our organizational documents on the amount of debt we may incur, and we may incur substantial debt. Our debt may increase our vulnerability to adverse market and economic conditions, limit our flexibility in planning for changes in our business and place us at a disadvantage in relation to competitors that have lower debt levels. Our debt could increase our costs of capital, limit our ability to incur additional debt in the future, and increase our exposure to floating interest rates or expose us to potential events of default (if not cured or waived) under covenants contained in debt instruments that could have a material adverse effect on our business, financial condition and operating results. Rising interest rates have significantly increased, and may continue to significantly increase, our interest expense. Excessive or expensive debt could reduce the available cash flow to fund, or limit our ability to obtain financing for, working capital, capital expenditures, acquisitions, development or redevelopment projects, refinancing, lease obligations or other purposes and hinder our ability to achieve or maintain investment grade ratings from nationally recognized credit rating agencies or to pay distributions to our shareholders.
If we default under any of our debt obligations, we may be in default under other debt agreements of ours that have cross default provisions, including our credit agreement and our senior unsecured notes indentures and their supplements. In such case, our lenders or noteholders may demand immediate payment of any outstanding debt and we could be forced to liquidate our assets for less than the values we would receive in a more orderly process.

We may fail to comply with the terms of our debt agreements, which could adversely affect our business and prohibit us from paying distributions to our shareholders.
Our debt agreements include various conditions, covenants and events of default. We may not be able to satisfy all of these conditions or may default on some of these covenants for various reasons, including for reasons beyond our control. Complying with these covenants may limit our ability to take actions that may be beneficial to us and our security holders.
Our credit agreement and our senior unsecured notes indentures and their supplements require us to comply with certain financial and other covenants. Our ability to comply with those covenants will depend upon the net rental income we receive from our properties. If the occupancy at our properties declines or if our rents decline, we may be unable to borrow under our revolving credit facility. If we are unable to borrow under our revolving credit facility, we may be unable to meet our obligations or grow our business by acquiring additional properties or otherwise. If we default under our credit agreement, our lenders may demand immediate payment and may elect not to fund future borrowings. During the continuance of any event of default under our credit agreement, we may be limited or, in some cases, prohibited from paying distributions to our shareholders. Any default under our credit agreement that results in acceleration of our obligations to repay outstanding debt or in our no longer being permitted to borrow under our revolving credit facility would likely have serious adverse consequences to us and would likely cause the value of our securities to decline.
In the future, we may obtain additional debt financing, and the covenants and conditions applicable to that debt may be more restrictive than the covenants and conditions that are contained in our existing debt agreements.
Increases in market interest rates have significantly increased our interest expense and may otherwise materially and negatively affect us.
Recent increases in market interest rates have significantly increased our interest expense. In response to significant and prolonged increases in inflation, the Federal Reserve has raised interest rates several times since the beginning of 2022 and has announced an expectation that interest rates will continue to rise. The timing, number and amount of any future interest rate increases, and the duration that those increased rates will be in effect, are uncertain. Interest rate increases may materially and negatively affect us in several ways, including:
•investors may consider whether to buy or sell our common shares based upon the distribution rate on our common shares relative to the then prevailing market interest rates. If market interest rates continue to rise or remain at elevated levels, investors may expect a higher distribution rate than we are able to pay, which may increase our cost of capital, or they may sell our common shares and seek alternative investments that offer higher distribution rates. Sales of our common shares may cause a decline in the value of our common shares;
•amounts outstanding under our revolving credit facility require interest to be paid at floating interest rates. When interest rates increase, our interest costs will increase, which could adversely affect our cash flows, our ability to pay principal and interest on our debt, our cost of refinancing our fixed rate debts when they become due and our ability to pay distributions to our shareholders. Additionally, if we choose to hedge our interest rate risk, we cannot be sure that the hedge will be effective or that our hedging counterparty will meet its obligations to us; and
•property values are often determined, in part, based upon a capitalization of rental income formula. When market interest rates increase or remain at elevated levels, real estate transaction volumes often slow due to increased borrowing costs, which the commercial real estate market is currently experiencing, and property investors often demand higher capitalization rates and that causes property values to decline. Increases in or continued elevated levels of interest rates could lower the value of our properties and cause the value of our securities to decline.
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

A further downgrade in our credit ratings may increase our cost of capital and could otherwise materially adversely affect our business and financial condition.
Our outstanding senior unsecured debt is rated investment grade by S&P Global Ratings. In determining our credit ratings, the rating agencies consider a number of both quantitative and qualitative factors, including earnings, fixed charges, cash flows, total debt outstanding, total secured debt, off balance sheet obligations, total capitalization and various ratios calculated from these factors. The rating agencies also consider predictability of cash flows, business strategy, joint venture activity, property development risks, industry conditions and contingencies. Therefore, deterioration in our operating performance may put further pressure on our investment grade rating. In November 2022, Moody’s downgraded our corporate credit rating from Baa3 with a stable outlook to Ba1. Although our corporate credit rating at S&P Global Ratings currently remains “BBB-” with a negative outlook, we cannot be sure that our credit ratings will not be lowered further or withdrawn in their entirety. A negative change in our ratings outlook or any further downgrade in our current investment grade credit ratings by rating agencies could adversely affect our cost and access to sources of liquidity and capital. Additionally, a further downgrade could, among other things, further increase the costs of borrowing under our revolving credit facility, adversely impact our ability to obtain unsecured debt or refinance our unsecured debt on competitive terms in the future, or require us to take certain actions to support our obligations, any of which would adversely affect our business and financial condition.
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
We are subject to risks and could be exposed to additional costs from adverse weather, natural disasters and climate change and climate related events. For example, our properties could be severely damaged or destroyed from either singular extreme weather events (such as floods, storms and wildfires) or through long-term impacts of climatic conditions (such as precipitation frequency, weather instability and rise of sea levels). Such events could also adversely impact us or the tenants of our properties if we or they are unable to operate our or their businesses due to damage resulting from such events. Insurance may not adequately cover all losses sustained by us or the tenants of our properties. If we fail to adequately prepare for such events, our revenues, results of operations and financial condition may be impacted. In addition, we may incur significant costs in preparing for possible future climate change or climate related events or in response to our tenants’ requests for such investments and we may not realize desirable returns on those investments.
RMR relies on information technology and systems in providing services to us, and any material failure, inadequacy, interruption or security breach of that technology or those systems could materially harm us.
RMR relies on information technology and systems, including the Internet and cloud-based infrastructures, commercially available software and its internally developed applications, to process, transmit, store and safeguard information and to manage or support a variety of its business processes (including managing our building systems), including financial transactions and maintenance of records, which may include personal identifying information of employees, tenants and guarantors and lease data. If we or our third party vendors experience material security or other failures, inadequacies or interruptions in our or their information technology systems, we could incur material costs and losses and our operations could be disrupted. RMR takes various actions, and incurs significant costs, to maintain and protect the operation and security of information technology and systems, including the data maintained in those systems. However, these measures may not prevent the systems’ improper functioning or a compromise in security such as in the event of a cyberattack or the improper disclosure of personally identifiable information.
Security breaches, computer viruses, attacks by hackers, online fraud schemes and similar breaches have created and can create significant system disruptions, shutdowns, fraudulent transfer of assets or unauthorized disclosure of confidential information. The risk of a security breach or disruption, particularly through cyberattack or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the intensity and sophistication of attempted attacks and intrusions from around the world have increased. The cybersecurity risks to us or our third party vendors are heightened by, among other things, the evolving nature of the threats faced, advances in computer capabilities, new discoveries in the field of cryptography and new and increasingly sophisticated methods used to perpetrate illegal or fraudulent activities, including cyberattacks, email or wire fraud and other attacks exploiting security vulnerabilities in RMR’s or other third parties’ information technology networks and systems or operations. Although much of RMR’s staff returned to its offices during the pandemic, flexible working arrangements have resulted in a higher extent of remote working than it experienced prior to the pandemic. This and other possible changing work practices have adversely impacted, and may in the future adversely impact, RMR’s ability to maintain the security, proper function and availability of its information technology and systems since remote working by its employees could strain its technology resources and introduce operational risk, including heightened cybersecurity risk. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts that have sought, and may seek, to exploit remote working environments. In addition, RMR’s data security, data privacy, investor reporting and business continuity processes could be impacted by a third party’s inability to perform in a remote work environment or by the failure of, or attack on, their information systems and technology. Any failure by RMR or other third party vendors to maintain the security, proper function and availability of their respective information technology and systems could result in financial losses, interrupt our operations, damage our reputation, cause us to be in default of material contracts and subject us to liability claims or regulatory penalties, any of which could materially and adversely affect our business and the value of our securities.
ESG initiatives, requirements and market expectations may impose additional costs and expose us to new risks.
There is an increasing focus from investors, tenants, including the General Services Administration, and other stakeholders and regulators concerning corporate sustainability. Some investors may use ESG factors to guide their investment strategies and, in some cases, may choose not to invest in us, or otherwise do business with us, if they believe our or RMR’s policies relating to corporate sustainability are inadequate. Third party providers of corporate sustainability ratings and reports on companies have increased in number, resulting in varied and, in some cases, inconsistent standards. In addition, the criteria by which companies’ corporate sustainability practices are assessed are evolving, which could result in greater expectations of us and RMR and cause us and RMR to undertake costly initiatives to satisfy such new criteria. Alternatively, if we or RMR elect not to or are unable to satisfy such new criteria or do not meet the criteria of a specific third party provider, some investors may conclude that our or RMR’s policies with respect to corporate sustainability are inadequate. In July 2022, RMR announced its zero emissions goal pursuant to which it has pledged to reduce its scope 1 and 2 emissions to net zero by 2050 with a 50% reduction commitment by 2030 from a 2019 baseline. We and RMR may face reputational damage in the event that our or their corporate sustainability procedures or standards do not meet the goals that we or RMR have set or the standards set by various constituencies. If we and RMR fail to satisfy the expectations of investors and our tenants and other stakeholders or our or RMR’s announced goals and other initiatives are not executed as planned, our and RMR’s reputation and financial results could be adversely affected, and our revenues, results of operations and ability to grow our business may be negatively impacted. In addition, we may incur significant costs in attempting to comply with ESG policies or third party expectations or demands.
Insurance may not adequately cover our losses, and insurance costs may continue to increase.
We or our tenants are generally responsible for the costs of insurance coverage for our properties and the operations conducted on them, including for casualty, liability, fire, extended coverage and rental or business interruption loss insurance. In the future, we may acquire properties for which we are responsible for the costs of insurance. In the past few years, the costs of insurance have increased significantly, and these increased costs have had an adverse effect on us and certain of our tenants. Increased insurance costs may adversely affect our applicable tenants’ abilities to pay us rent or result in downward pressure on rents we can charge under new or renewed leases. Losses of a catastrophic nature, such as those caused by hurricanes, flooding, volcanic eruptions and earthquakes, among other things, losses as a result of outbreaks of pandemics or acts of terrorism, may be covered by insurance policies with limitations such as large deductibles or co-payments that we or a responsible tenant may not be able to pay. Insurance proceeds may not be adequate to restore an affected property to its condition prior to a loss or to compensate us for our losses, including lost revenues or other costs. Certain losses, such as losses we may incur as a result of known or unknown environmental conditions, are not covered by our insurance. Market conditions or our loss history may limit the scope of insurance or coverage available to us or our applicable tenants on economic terms. If we determine that an uninsured loss or a loss in excess of insured limits occurs and if we are not able to recover amounts from our applicable tenants for certain losses, we may have to incur uninsured costs to mitigate such losses or lose all or a portion of the capital invested in a property, as well as the anticipated future revenue from the property.
Risks Related to Our Relationships with RMR
We are dependent upon RMR to manage our business and implement our growth strategy.
We have no employees. Personnel and services that we require are provided to us by RMR pursuant to our management agreements with RMR. Our ability to achieve our business objectives depends on RMR and its ability to effectively manage our properties, to appropriately identify and complete our acquisitions and dispositions and to execute our growth strategy. Accordingly, our business is dependent upon RMR’s business contacts, its ability to successfully hire, train, supervise and manage its personnel and its ability to maintain its operating systems. If we lose the services provided by RMR or its key personnel, our business and growth prospects may decline. We may be unable to duplicate the quality and depth of management available to us by becoming internally managed or by hiring another manager. In the event RMR is unwilling or unable to continue to provide management services to us, our cost of obtaining substitute services may be greater than the fees we pay RMR under our management agreements, and as a result our expenses may increase.
RMR has broad discretion in operating our day to day business.
Our manager, RMR, is authorized to follow broad operating and investment guidelines and, therefore, has discretion in identifying the properties that will be appropriate investments for us, as well as our individual operating and investment decisions. Our Board of Trustees periodically reviews our operating and investment guidelines and our operating activities and investments but it does not review or approve each decision made by RMR on our behalf. In addition, in conducting periodic reviews, our Board of Trustees relies primarily on information provided to it by RMR. RMR may exercise its discretion in a manner that results in investment returns that are substantially below expectations or that results in losses.
Our management structure and agreements and relationships with RMR and RMR’s and its controlling shareholder’s relationships with others may create conflicts of interest, or the perception of such conflicts, and may restrict our investment activities.
RMR is a majority owned subsidiary of RMR Inc. The Chair of our Board of Trustees and one of our Managing Trustees, Adam Portnoy, is the sole trustee, an officer and the controlling shareholder of ABP Trust, which is the controlling shareholder of RMR Inc., chair of the board of directors, a managing director and the president and chief executive officer of RMR Inc. and an officer and employee of RMR. RMR or its subsidiary also acts as the manager to certain other Nasdaq listed companies and private companies, and Mr. Portnoy serves as a managing director, managing trustee, director or trustee, as applicable, of those companies, and as chair of the board of trustees or board of directors, as applicable, of those Nasdaq listed companies.
Jennifer Clark, our other Managing Trustee, Christopher Bilotto, our President and Chief Operating Officer, and Matthew Brown, our Chief Financial Officer and Treasurer, are also officers and employees of RMR. Messrs. Portnoy, Bilotto and Brown and Ms. Clark have duties to RMR, as well as to us, and we do not have their undivided attention. They and other RMR personnel may have conflicts in allocating their time and resources between us and RMR and other companies to which RMR or its subsidiaries provide services. Some of our Independent Trustees also serve as independent directors or independent trustees of other public companies to which RMR or its subsidiaries provide management services.
In addition, we may in the future enter into additional transactions with RMR, its affiliates or entities managed by it or its subsidiaries. In addition to his investments in RMR Inc. and RMR, Mr. Portnoy holds equity investments in other companies to which RMR or its subsidiaries provide management services and some of these companies have significant cross ownership interests. Our executive officers may also own equity investments in other companies to which RMR or its subsidiaries provide management services. These multiple responsibilities, relationships and cross ownerships may give rise to conflicts of interest or the perception of such conflicts of interest with respect to matters involving us, RMR Inc., RMR, our Managing Trustees, the other companies to which RMR or its subsidiaries provide management services and their related parties. Conflicts of interest or the perception of conflicts of interest could have a material adverse impact on our reputation, business and the market price of our common shares and other securities and we may be subject to increased risk of litigation as a result.
In our management agreements with RMR, we acknowledge that RMR may engage in other activities or businesses and act as the manager to any other person or entity (including other REITs) even though such person or entity has investment policies and objectives similar to our policies and objectives and we are not entitled to preferential treatment in receiving information, recommendations and other services from RMR. Accordingly, we may lose investment opportunities to, and may compete for tenants with, other businesses managed by RMR or its subsidiaries. We cannot be sure that our Code of Conduct or our governance guidelines, or other procedural protections we adopt will be sufficient to enable us to identify, adequately address or mitigate actual or alleged conflicts of interest or ensure that our transactions with related persons are made on terms that are at least as favorable to us as those that would have been obtained with an unrelated person.
Our management agreements with RMR were not negotiated on an arm’s length basis and their fee and expense structure may not create proper incentives for RMR, which may increase the risk of an investment in our common shares.
As a result of our relationships with RMR and its current and former controlling shareholder(s), our management agreements with RMR were not negotiated on an arm’s length basis between unrelated parties, and therefore, while such agreements were negotiated with the use of a special committee and disinterested Trustees, the terms, including the fees payable to RMR, may be different from those negotiated on an arm’s length basis between unrelated parties. Our property management fees are calculated based on rents we receive and construction supervision fees for construction at our properties overseen and managed by RMR, and our base business management fee is calculated based upon the lower of the historical costs of our real estate investments and our market capitalization. We pay RMR substantial base management fees regardless of our financial results. These fee arrangements could incentivize RMR to pursue acquisitions, capital transactions, tenancies and construction projects or to avoid disposing of our assets in order to increase or maintain its management fees and might reduce RMR’s incentive to devote its time and effort to seeking investments that provide attractive returns for us. If we do not effectively manage our investment, disposition and capital transactions and leasing, construction and other property management activities, we may pay increased management fees without proportional benefits to us. In addition, we are obligated under our management agreements to reimburse RMR for employment and related expenses of RMR’s employees assigned to work exclusively or partly at our properties, our share of the wages, benefits and other related costs of RMR’s centralized accounting personnel, our share of RMR’s costs for providing our internal audit function and as otherwise agreed. We are also required to pay for third party costs incurred with respect to us. Our obligation to reimburse RMR for certain of its costs and to pay third party costs may reduce RMR’s incentive to efficiently manage those costs, which may increase our costs.
The termination of our management agreements with RMR may require us to pay a substantial termination fee, including in the case of a termination for unsatisfactory performance, which may limit our ability to end our relationship with RMR.
The terms of our management agreements with RMR automatically extend on December 31 of each year so that such terms thereafter end on the 20th anniversary of the date of the extension. We have the right to terminate these agreements: (1) at any time on 60 days’ written notice for convenience, (2) immediately upon written notice for cause, as defined in the agreements, (3) on written notice given within 60 days after the end of any applicable calendar year for a performance reason, as defined in the agreements, and (4) by written notice during the 12 months following a manager change of control, as defined in the agreements. However, if we terminate a management agreement for convenience, or if RMR terminates a management agreement with us for good reason, as defined in such agreement, we are obligated to pay RMR a termination fee in an amount equal to the sum of the present values of the monthly future fees, as defined in the applicable agreement, payable to RMR for the term that was remaining before such termination, which, depending on the time of termination, would be between 19 and 20 years. Additionally, if we terminate a management agreement for a performance reason, as defined in the agreement, we are obligated to pay RMR the termination fee calculated as described above, but assuming a remaining term of 10 years. These provisions substantially increase the cost to us of terminating the management agreements without cause, which may limit our ability to end our relationship with RMR as our manager. The payment of the termination fee could have a material adverse effect on our financial condition, including our ability to pay distributions to our shareholders.
Our management arrangements with RMR may discourage a change of control of us.
Our management agreements with RMR have continuing 20 year terms that renew annually. As noted in the preceding risk factor, if we terminate either of these management agreements other than for cause or upon a change of control of our manager, we are obligated to pay RMR a substantial termination fee. For these reasons, our management agreements with RMR may discourage a change of control of us, including a change of control which might result in payment of a premium for our common shares.
We are party to transactions with related parties that may increase the risk of allegations of conflicts of interest.
We are party to transactions with related parties, including with entities controlled by Adam Portnoy or to which RMR or its subsidiaries provide management services. Our agreements with related parties or in respect of transactions among related parties may not be on terms as favorable to us as they would have been if they had been negotiated among unrelated parties. We are subject to the risk that our shareholders or the shareholders of RMR Inc. or other related parties may challenge any such related party transactions. If challenges to related party transactions were to be successful, we might not realize the benefits expected from the transactions being challenged. Moreover, any such challenge could result in substantial costs and a diversion of our management’s attention, could have a material adverse effect on our reputation, business and growth and could adversely affect our ability to realize the benefits expected from the transactions, whether or not the allegations have merit or are substantiated.
We may be at an increased risk for dissident shareholder activities due to perceived conflicts of interest arising from our management structure and relationships.
Companies with business dealings with related persons and entities may more often be the target of dissident shareholder trustee nominations, dissident shareholder proposals and shareholder litigation alleging conflicts of interest in their business dealings. The various relationships noted above may precipitate such activities. Certain proxy advisory firms which have significant influence over the voting by shareholders of public companies have, in the past, recommended, and in the future may recommend, that shareholders withhold votes for the election of our incumbent Trustees, vote against our say on pay vote or other management proposals or vote for shareholder proposals that we oppose. These recommendations by proxy advisory firms in the future would likely affect the outcome of future Board of Trustees elections and votes on our say on pay, which may increase shareholder activism and litigation. These activities, if instituted against us, could result in substantial costs and diversion of our management’s attention and could have a material adverse impact on our reputation and business.
Risks Related to Our Organization and Structure
Ownership limitations and certain provisions in our declaration of trust, bylaws and agreements, as well as certain provisions of Maryland law, may deter, delay or prevent a change in our control or unsolicited acquisition proposals.
Our declaration of trust prohibits any shareholder, other than RMR and its affiliates (as defined under Maryland law) and certain persons who have been exempted by our Board of Trustees, from owning, directly and by attribution, more than 9.8% of the number or value of shares (whichever is more restrictive) of any class or series of our outstanding shares of beneficial interest, including our common shares. This provision of our declaration of trust is intended to, among other purposes, assist with our REIT compliance under the IRC and otherwise promote our orderly governance. However, this provision may also inhibit acquisitions of a significant stake in us and may deter, delay or prevent a change in control of us or unsolicited acquisition proposals that a shareholder may consider favorable. Additionally, provisions contained in our declaration of trust and bylaws or under Maryland law may have a similar impact, including, for example, provisions relating to:
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
Our declaration of trust authorizes us, and our bylaws and indemnification agreements require us, to indemnify, to the maximum extent permitted by Maryland law, any present or former Trustee or officer who is made or threatened to be made a party to a proceeding by reason of his or her service in these and certain other capacities. In addition, we may be obligated to pay or reimburse the expenses incurred by our present and former Trustees and officers without requiring a preliminary determination of their ultimate entitlement to indemnification. As a result of these limitations on liability and indemnification obligations, we and our shareholders may have more limited rights against our present and former Trustees and officers than might exist with other companies, which could limit shareholder recourse in the event of actions that some shareholders may believe are not in our best interest.
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
Our governing documents provide that such arbitration proceedings would be conducted in accordance with the procedures of the Commercial Arbitration Rules of the American Arbitration Association, as modified in our bylaws. These procedures may provide materially more limited rights to our shareholders than litigation in a federal or state court. For example, arbitration in accordance with these procedures does not include the opportunity for a jury trial, document discovery is limited, arbitration hearings generally are not open to the public, there are no witness depositions in advance of arbitration hearings and arbitrators may have different qualifications or experiences than judges. In addition, although our governing documents’ arbitration provisions contemplate that arbitration may be brought in a representative capacity or on behalf of a class of our shareholders, the rules governing such representation or class arbitration may be different from, and less favorable to shareholders than, the rules governing representative or class action litigation in courts. Our governing documents also generally provide that each party to such an arbitration is required to bear its own costs in the arbitration, including attorneys’ fees, and that the arbitrators may not render an award that includes shifting of such costs or, in a derivative or class proceeding, award any portion of our award to any shareholder or such shareholder’s attorneys. The arbitration provisions of our governing documents may discourage our shareholders from bringing, and attorneys from agreeing to represent our shareholders wishing to bring, litigation against us or our Trustees, officers, manager or other agents. Our agreements with RMR have similar arbitration provisions to those in our governing documents.
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
Our bylaws designate the Circuit Court for Baltimore City, Maryland as the sole and exclusive forum for certain actions and proceedings that may be initiated by our shareholders, which could limit our shareholders’ ability to obtain a favorable judicial forum for disputes with us or our Trustees, officers, manager or other agents.
Our bylaws currently provide that, unless the dispute has been referred to binding arbitration, the Circuit Court for Baltimore City, Maryland will be the sole and exclusive forum for: (1) any derivative action or proceeding brought on our behalf; (2) any action asserting a claim for breach of a fiduciary duty owed by any of our Trustees, officers, manager or other agents to us or our shareholders; (3) any action asserting a claim against us or any of our Trustees, officers, manager or other agents arising pursuant to Maryland law, our declaration of trust or bylaws brought by or on behalf of a shareholder, either on such shareholder’s own behalf, on our behalf or on behalf of any series or class of shares of beneficial interest of ours or by our shareholders against us or any of our Trustees, officers, manager or other agents, including any disputes, claims or controversies relating to the meaning, interpretation, effect, validity, performance or enforcement of our declaration of trust or bylaws; or (4) any action asserting a claim against us or any of our Trustees, officers, manager or other agents that is governed by the internal affairs doctrine of the State of Maryland. Our bylaws currently also provide that the Circuit Court for Baltimore City, Maryland will be the sole and exclusive forum for any dispute, or portion thereof, regarding the meaning, interpretation or validity of any provision of our declaration of trust or bylaws. The exclusive forum provision of our bylaws does not apply to any action for which the Circuit Court for Baltimore City, Maryland does not have jurisdiction or to a dispute that has been referred to binding arbitration in accordance with our bylaws. The exclusive forum provision of our bylaws does not establish exclusive jurisdiction in the Circuit Court for Baltimore City, Maryland for claims that arise under the Securities Act, the Exchange Act or other federal securities laws if there is exclusive or concurrent jurisdiction in the federal courts. Any person or entity purchasing or otherwise acquiring or holding any interest in our shares of beneficial interest shall be deemed to have notice of and to have consented to these provisions of our bylaws, as they may be amended from time to time. The arbitration and exclusive forum provisions of our bylaws may limit a shareholder’s ability to bring a claim in a judicial forum that the shareholder believes is favorable for disputes with us or our Trustees, officers, manager or other agents, which may discourage lawsuits against us and our Trustees, officers, manager or other agents.
We may change our operational, financing and investment policies without shareholder approval and we may become more highly leveraged, which may increase our risk of default under our debt obligations.
Our Board of Trustees determines our operational, financing and investment policies and may amend or revise our policies, including our policies with respect to our intention to remain qualified for taxation as a REIT, acquisitions, dispositions, growth, operations, indebtedness, capitalization and distributions, or approve transactions that deviate from these policies, without a vote of, or notice to, our shareholders. Policy changes could adversely affect the market price of our common shares and our ability to pay distributions to our shareholders. Further, our organizational documents do not limit the amount or percentage of indebtedness, funded or otherwise, that we may incur. Our Board of Trustees may alter or eliminate our current policy on borrowing at any time without shareholder approval. If this policy changes, we could become more highly leveraged, which could result in an increase in our debt service costs or a further downgrade in our credit ratings. Higher leverage also increases the risk of default on our obligations. In addition, a change in our investment policies, including the manner in which we allocate our resources across our portfolio or the types of assets in which we seek to invest, may increase our exposure to interest rate risk, real estate market fluctuations and liquidity risk.
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
We generally must distribute annually at least 90% of our REIT taxable income, subject to specified adjustments and excluding any net capital gain, in order to maintain our qualification for taxation as a REIT under the IRC. To the extent that we satisfy this distribution requirement, federal corporate income tax will not apply to the earnings that we distribute, but if we distribute less than 100% of our REIT taxable income, then we will be subject to federal corporate income tax on our undistributed taxable income. We intend to pay distributions to our shareholders to comply with the REIT requirements of the IRC. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay to our shareholders in a calendar year is less than a minimum amount specified under federal tax laws.
From time to time, we may generate taxable income greater than our income for financial reporting purposes prepared in accordance with U.S. generally accepted accounting principles, or GAAP, or differences in timing between the recognition of taxable income and the actual receipt of cash may occur. If we do not have other funds available in these situations, among other things, we may borrow funds on unfavorable terms, sell investments at disadvantageous prices or distribute amounts that would otherwise be invested in future acquisitions in order to pay distributions sufficient to enable us to distribute enough of our taxable income to satisfy the REIT distribution requirement and to avoid corporate income tax and the 4% excise tax in a particular year. These alternatives could increase our costs or reduce our shareholders’ equity. Thus, compliance with the REIT distribution requirements may hinder our ability to grow, which could cause the market price of our common shares to decline.
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
We intend to continue to pay regular quarterly distributions to our shareholders. However:
•our ability to pay distributions to our shareholders or sustain the rate of distributions may be adversely affected if any of the risks described in this Annual Report on Form 10-K occur, including any negative impact caused by current market and economic conditions, such as rising or sustained high interest rates and high inflation, supply chain challenges and economic downturns or recessions, on our business, results of operations and liquidity;
•our payment of distributions is subject to restrictions contained in our debt agreements and may be subject to restrictions in future debt obligations we may incur; during the continuance of any event of default under our debt agreements, we may be limited or, in some cases, prohibited from paying distributions to our shareholders; and
•the timing and amount of any distributions will be determined at the discretion of our Board of Trustees and will depend on various factors that our Board of Trustees deems relevant, including, but not limited to, our FFO, Normalized FFO, requirements to maintain our qualification for taxation as a REIT, limitations in our debt agreements, the availability to us of debt and equity capital, our expectation of our future capital requirements and operating performance and our expected needs for and availability of cash to pay our obligations.
For these reasons, among others, our distribution rate may decline or we may cease paying distributions to our shareholders.
Further, in order to preserve liquidity, we may elect to pay distributions to our shareholders in part in a form other than cash, such as issuing additional common shares of ours to our shareholders, as permitted by the applicable tax rules.
The Notes are structurally subordinated to the payment of all indebtedness and other liabilities.
We are the sole obligor on our outstanding senior unsecured notes and any notes or other debt securities we may issue in the future, or, together with our outstanding senior unsecured notes, the Notes, and such Notes are not, and any Notes we may issue in the future may not be, guaranteed by any of our subsidiaries. Our subsidiaries are separate and distinct legal entities and have no obligation, contingent or otherwise, to pay any amounts due on the Notes, or to make any funds available therefor, whether by dividend, distribution, loan or other payments. The rights of holders of the Notes to benefit from any of the assets of our subsidiaries are subject to the prior satisfaction of claims of our subsidiaries’ creditors. As a result, the Notes are, and, except to the extent that future Notes are guaranteed by our subsidiaries, will be, structurally subordinated to all indebtedness and other liabilities of our subsidiaries, including guarantees of or pledges under other indebtedness of ours, payment obligations under lease agreements, trade payables and preferred equity. As of December 31, 2022, our subsidiaries had total indebtedness and other liabilities (excluding security and other deposits and guaranties) of $148.4 million.
There may be no public market for certain of the Notes, and one may not develop, be maintained or be liquid.
We have not applied for listing of certain of the Notes on any securities exchange or for quotation on any automatic dealer quotation system, and we may not do so for Notes issued in the future. We cannot be sure of the liquidity of any market that may develop for such Notes, the ability of any holder to sell such Notes or the price at which holders would be able to sell such Notes. If a market for such Notes does not develop, holders may be unable to resell such Notes for an extended period of time, if at all. If a market for such Notes does develop, it may not continue or it may not be sufficiently liquid to allow holders to resell such Notes. Consequently, holders of the Notes may not be able to liquidate their investment readily, and lenders may not readily accept such Notes as collateral for loans.
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
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
As of December 31, 2022, our wholly owned properties were comprised of 160 properties located in 30 states and the District of Columbia containing approximately 21.0 million rentable square feet and we had noncontrolling ownership interests of 51% and 50% in two unconsolidated joint ventures that own three properties totaling approximately 444,000 rentable square feet. The following table provides certain information about our wholly owned properties as of December 31, 2022 (dollars in thousands):

State	Number of Properties	Undepreciated Carrying Value (1)	Depreciated Carrying Value (1)	Annualized Rental Income
Alabama	3	$27,008	$21,392	$4,246
Arizona	5	31,079	27,009	4,829
California	23	431,840	368,639	63,837
Colorado	6	88,265	63,601	13,756
District of Columbia	7	715,576	622,976	57,254
Florida	3	60,032	46,739	9,419
Georgia	11	374,005	313,811	48,982
Idaho	3	33,517	25,682	4,256
Illinois	5	407,443	382,925	58,537
Indiana	5	102,211	77,277	13,150
Iowa	1	10,646	9,759	3,283
Kentucky	1	13,713	10,683	3,094
Maryland	13	249,636	206,373	32,304
Massachusetts	8	144,429	121,205	20,892
Michigan	2	27,686	21,276	4,083
Minnesota	1	8,264	3,628	1,126
Mississippi	1	26,459	19,659	4,710
Missouri	3	87,945	73,128	23,673
Nebraska	2	19,477	18,091	4,228
New Jersey	3	49,210	45,185	14,649
New York	2	10,550	8,568	2,018
North Carolina	2	23,609	20,884	7,134
Ohio	1	1,511	1,413	708
Pennsylvania	1	34,193	31,455	6,924
South Carolina	2	31,386	29,913	3,786
Texas	15	246,624	216,837	42,364
Utah	3	75,743	69,397	15,579
Vermont	1	9,256	6,514	1,202
Virginia	18	426,034	366,435	59,673
Washington	5	156,510	137,817	11,553
Wyoming	1	12,217	6,345	2,775
Subtotal	157	3,936,074	3,374,616	544,024

Properties Held for Sale
Virginia (2)	3	2,584	2,396	—
Subtotal	3	2,584	2,396	—
Grand Total	160	$3,938,658	$3,377,012	$544,024
(1)Excludes purchase price allocations assigned to real estate intangibles.
(2)Properties were sold in January 2023.

As of December 31, 2022, one of our properties with an undepreciated carrying value, excluding purchase price allocations assigned to real estate intangibles, of $40.3 million, was encumbered by a mortgage with a principal balance of $50.0 million. The three properties owned by our two unconsolidated joint ventures in which we own 51% and 50% interests were encumbered by two mortgages totaling $82.0 million as of December 31, 2022. For more information regarding our mortgage and our two unconsolidated joint ventures, see Notes 4 and 9 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

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
As of February 9, 2023, there were 1,922 shareholders of record of our common shares.
Issuer purchases of equity securities. The following table provides information about our purchases of our equity securities during the quarter ended December 31, 2022:

Calendar Month	Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 2022	147	$13.98	—	$—
December 2022	415	$13.35	—	—
Total/Weighted Average	562	$13.51	—	$—
(1)These common share withholdings and purchases were made to satisfy tax withholding and payment obligations of former employees of RMR in connection with the vesting of prior awards of common shares to them. We withheld and purchased these shares at their fair market values based upon the trading prices of our common shares at the close of trading on Nasdaq on the purchase dates.
Item 6. [Reserved]
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following information should be read in conjunction with our Consolidated Financial Statements and accompanying notes included in Part IV, Item 15 of this Annual Report on Form 10-K.
OVERVIEW (dollars in thousands, except per share and per square foot data)
We are a REIT organized under Maryland law. As of December 31, 2022, our wholly owned properties were comprised of 160 properties and we had noncontrolling ownership interests of 51% and 50% in two unconsolidated joint ventures that own three properties containing approximately 444,000 rentable square feet. As of December 31, 2022, our properties are located in 30 states and the District of Columbia and contain approximately 20,969,000 rentable square feet. As of December 31, 2022, our properties were leased to 274 different tenants, with a weighted average remaining lease term (based on annualized rental income) of approximately 6.6 years. The U.S. government is our largest tenant, representing approximately 19.7% of our annualized rental income as of December 31, 2022.
Certain changes in office space utilization accelerated during the COVID-19 pandemic, including increased remote work arrangements, continue to impact the market. The utilization and demand for office space continues to evolve and the ultimate impact of current trends on the demands for office space at our properties remains uncertain and subject to change. Accordingly, we do not yet know what the full extent of the impacts will be on our or our tenants’ businesses and operations.
In response to inflationary pressures, the U.S. Federal Reserve has increased the federal funds rate by 450 basis points since January 1, 2022 and has signaled that further increases are likely to occur throughout 2023. The inflationary pressures and rising interest rates in the United States and globally have given rise to increasing concerns that the U.S. economy may soon enter an economic recession and they have caused disruptions in the financial markets. Sustained inflationary pressures, increased interest rates, an economic recession or continued or intensified disruptions in the financial markets could adversely affect our financial condition and that of our tenants, could adversely impact the ability or willingness of our tenants to renew our leases or pay rent to us, would impair our ability to effectively deploy our capital or realize upon investments on favorable terms, may restrict our access to, and would likely increase our cost of, capital and may cause the values of our properties and our securities to decline.
For more information and risks relating to the COVID-19 pandemic, inflation and changes in market interest rates and their impacts on us and our business, see elsewhere in this Annual Report on Form 10-K, including “Warning Concerning Forward-Looking Statements” and Part I, Item 1A, “Risk Factors”.
Property Operations
Unless otherwise noted, the data presented in this section includes properties classified as held for sale as of December 31, 2022 and excludes three properties owned by two unconsolidated joint ventures in which we own 51% and 50% interests. For more information regarding our properties classified as held for sale and our two unconsolidated joint ventures, see Note 4 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
Occupancy data for our properties as of December 31, 2022 and 2021 was as follows (square feet in thousands):

	All Properties (1)		Comparable Properties (2)
	December 31,		December 31,
	2022	2021	2022	2021
Total properties	160	178	149	149
Total rentable square feet (3)	20,969	23,271	19,006	19,001
Percent leased (4)	90.6%	89.5%	93.5%	93.7%
(1)Based on properties we owned on December 31, 2022 and 2021, respectively. Includes one leasable land parcel as of December 31, 2021.
(2)Based on properties we owned continuously since January 1, 2021; excludes properties classified as held for sale and properties undergoing significant redevelopment, if any, and three properties owned by two unconsolidated joint ventures in which we own 51% and 50% interests.
(3)Subject to changes when space is remeasured or reconfigured for tenants.
(4)Percent leased includes (i) space being fitted out for tenant occupancy pursuant to our lease agreements, if any, and (ii) space which is leased, but is not occupied or is being offered for sublease by tenants, if any, as of the measurement date.
The average effective rental rate per square foot for our properties for the years ended December 31, 2022 and 2021 were as follows:

	Year Ended December 31,
Average effective rental rate per square foot (1):	2022	2021
All properties (2)	$29.03	$27.55
Comparable properties (3)	$27.79	$27.17
(1)Average effective rental rate per square foot represents total rental income during the period specified divided by the average rentable square feet leased during the period specified.
(2)Based on properties we owned on December 31, 2022 and 2021, respectively.
(3)Based on properties we owned continuously since January 1, 2021; excludes properties classified as held for sale and properties undergoing significant redevelopment, if any, and three properties owned by two unconsolidated joint ventures in which we own 51% and 50% interests.

During the year ended December 31, 2022, changes in rentable square feet leased and available for lease at our properties were as follows (square feet in thousands):

	Year Ended December 31, 2022
	Leased	Available for Lease	Total
Beginning of year	20,817	2,454	23,271
Changes resulting from:
Disposition of properties	(1,489)	(837)	(2,326)
Lease expirations	(2,884)	2,884	—
Lease renewals (1)	1,974	(1,974)	—
New leases (1)	588	(588)	—
Remeasurements (2)	(2)	26	24
End of year	19,004	1,965	20,969
(1)Based on leases entered during the year ended December 31, 2022.
(2)Rentable square feet are subject to changes when space is remeasured or reconfigured for tenants.
Leases at our properties totaling approximately 2,884,000 rentable square feet expired during the year ended December 31, 2022. During the year ended December 31, 2022, we entered into new and renewal leases as summarized in the following table (square feet in thousands):

	Year Ended December 31, 2022
	New Leases	Renewals	Total
Rentable square feet leased	588	1,974	2,562
Weighted average rental rate change (by rentable square feet)	28.3%	(1.2%)	5.6%
Tenant leasing costs and concession commitments (1)	$72,224	$101,195	$173,419
Tenant leasing costs and concession commitments per rentable square foot (1)	$122.91	$51.28	$67.72
Weighted (by square feet) average lease term (years)	9.7	9.2	9.3
Total leasing costs and concession commitments per rentable square foot per year (1)	$12.63	$5.60	$7.29
(1)Includes commitments made for leasing expenditures and concessions, such as tenant improvements, leasing commissions, tenant reimbursements and free rent.
During the year ended December 31, 2022, changes in effective rental rates per square foot achieved for new leases and lease renewals at our properties that commenced during the year ended December 31, 2022, when compared to prior effective rental rates per square foot in effect for the same space (and excluding space acquired vacant), were as follows (square feet in thousands):

	Year Ended December 31, 2022
	Old Effective Rent Per Square Foot (1)	New Effective Rent Per Square Foot (1)	Rentable Square Feet
New leases	$22.61	$21.37	595
Lease renewals	$28.97	$28.97	1,976
Total leasing activity	$27.50	$27.21	2,571
(1)Effective rental rates include contractual base rents from our tenants pursuant to our lease agreements, plus straight line rent adjustments and estimated expense reimbursements to be paid to us, and exclude lease value amortization.

During the years ended December 31, 2022 and 2021, amounts capitalized at our properties for lease related costs, building improvements and development, redevelopment and other activities were as follows:

	Year Ended December 31,
	2022	2021
Lease related costs (1)	$66,868	$42,751
Building improvements (2)	33,393	30,103
Recurring capital expenditures	100,261	72,854
Development, redevelopment and other activities (3)	159,189	56,243
Total capital expenditures	$259,450	$129,097
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
In addition to the capital expenditures described above, we contributed $3,851 to one of our unconsolidated joint ventures during the year ended December 31, 2022. We did not make any contributions to this unconsolidated joint venture during the year ended December 31, 2021. Also, as of December 31, 2022, we had estimated unspent leasing related obligations of $156,693, of which we expect to spend $86,031 over the next 12 months.
As of December 31, 2022, we had leases at our properties totaling approximately 1,886,000 rentable square feet that were scheduled to expire during 2023. As of February 14, 2023, we expect tenants with leases totaling approximately 1,120,000 rentable square feet that are scheduled to expire during 2023 not to renew or to downsize their leases upon expiration and we cannot be sure as to whether other tenants will renew their leases upon expiration. However, we are in advanced discussions to re-lease certain of this space to new tenants and we continue to proactively engage with our existing tenants and are focused on our overall tenant retention. Prevailing market conditions and government and other tenants’ needs at the time we negotiate and enter leases or lease renewals will generally determine rental rates and demand for leased space at our properties, all of which factors are beyond our control. Whenever we renew or enter into new leases for our properties, we intend to seek rents which are equal to or higher than our historical rents for the same properties; however, our ability to maintain or increase the rents for our current properties will depend in large part upon market conditions, which are beyond our control. We cannot be sure of the rental rates which will result from our ongoing negotiations regarding lease renewals or any new or renewed leases we may enter. Also, we may experience material declines in our rental income due to vacancies upon lease expirations or early terminations or lower rents upon lease renewal or reletting. Additionally, we may incur significant costs and make significant concessions to renew our leases with current tenants or lease our properties to new tenants.

As of December 31, 2022, our lease expirations by year were as follows (square feet in thousands):

Year (1)	Number of Leases Expiring	Leased Square Feet Expiring (2)	Percent of Total	Cumulative Percent of Total	Annualized Rental Income Expiring	Percent of Total	Cumulative Percent of Total
2023	74	1,886	9.9%	9.9%	$61,049	11.2%	11.2%
2024	49	3,030	15.9%	25.8%	79,893	14.7%	25.9%
2025	42	1,959	10.3%	36.1%	41,510	7.6%	33.5%
2026	36	1,489	7.8%	43.9%	39,702	7.3%	40.8%
2027	35	2,055	10.8%	54.7%	52,078	9.6%	50.4%
2028	18	1,294	6.8%	61.5%	47,017	8.6%	59.0%
2029	20	760	4.0%	65.5%	23,308	4.3%	63.3%
2030	23	852	4.5%	70.0%	25,279	4.6%	67.9%
2031	15	876	4.6%	74.6%	24,494	4.5%	72.4%
2032 and thereafter	45	4,803	25.4%	100.0%	149,694	27.6%	100.0%
Total	357	19,004	100.0%		$544,024	100.0%

Weighted average remaining lease term (in years)		6.2			6.6
(1)The year of lease expiration is pursuant to current contract terms. Some of our leases allow the tenants to vacate the leased premises before the stated expirations of their leases with little or no liability. As of December 31, 2022, tenants occupying approximately 2.4% of our rentable square feet and responsible for approximately 2.3% of our annualized rental income as of December 31, 2022, had exercisable rights to terminate their leases before the stated terms of their leases expire. Also, in 2023, 2024, 2025, 2026, 2027, 2028, 2029, 2030, 2031, 2035, 2037 and 2040 early termination rights become exercisable by other tenants who occupied an additional approximately 4.6%, 2.8%, 4.5%, 0.9%, 0.9%, 3.3%, 0.8%, 0.7%, 0.1%, 0.8%, 0.1% and 0.3% of our rentable square feet, respectively, and contributed an additional approximately 4.8%, 3.1%, 7.9%, 1.2%, 1.3%, 3.8%, 1.3%, 0.9%, 0.1%, 1.2%, 0.2% and 0.4% of our annualized rental income, respectively, as of December 31, 2022. In addition, as of December 31, 2022, pursuant to leases with 10 of our tenants, these tenants had rights to terminate their leases if their respective legislature or other funding authority does not appropriate rent amounts in their respective annual budgets. These 10 tenants occupied approximately 5.5% of our rentable square feet and contributed approximately 6.1% of our annualized rental income as of December 31, 2022.
(2)Leased square feet is pursuant to leases existing as of December 31, 2022, and includes (i) space being fitted out for tenant occupancy pursuant to our lease agreements, if any, and (ii) space which is leased, but is not occupied or is being offered for sublease by tenants, if any. Square feet measurements are subject to changes when space is remeasured or reconfigured for new tenants.
We generally will seek to renew or extend the terms of leases at properties with tenants when they expire. However, market and economic factors, along with increases in remote work, changes in space utilization and government spending and budget priorities may cause our tenants not to renew or extend their leases when they expire, or to seek to renew their leases for less space than they currently occupy. If we are unable to extend or renew our leases, or we renew leases for reduced space, it may be time consuming and expensive to relet some of these properties.
Over the past several years, government tenants have reduced their space utilization per employee and consolidated government tenants into existing government owned properties. This activity has reduced the demand for government leased space. Our historical experience with respect to properties of the type we own that are majority leased to government tenants has been that government tenants have generally renewed leases for mission critical space to avoid the costs and disruptions that may result from relocating their operations. However, efforts to manage space utilization rates may result in our tenants exercising early termination rights under our leases, vacating our properties upon expiration of our leases in order to relocate to government owned properties or consolidated leased space within a market, or renewing their leases for less space than they currently occupy. Also, our government tenants’ desire to reconfigure leased office space to manage utilization per employee may require us to spend significant amounts for tenant improvements, and tenant relocations are often more prevalent in those circumstances. Increasing uncertainty with respect to government agency budgets and funding to implement relocations, consolidations and reconfigurations has, in some instances, resulted in delayed decisions by some of our government tenants and greater focus on short term lease renewals. Given the significant uncertainties, including the extent to which remote or alternative work arrangements may continue or increase, we are unable to reasonably project what the financial impact of market conditions or changing government circumstances will be on the demand for leased space at our properties and our financial results for future periods.
As of December 31, 2022, we derive 22.6% of our annualized rental income from our properties located in the metropolitan Washington, D.C. market area, which includes Washington, D.C., Northern Virginia and suburban Maryland. A downturn in economic conditions in this area or a possible recession, including as a result of current inflationary conditions or otherwise, could result in reduced demand from tenants for our properties, reduce rents that our tenants in this area are willing to pay when our leases expire and increase lease concessions for new leases and renewals. Additionally, there has been a decrease in demand for new leased office space by the U.S. government in the metropolitan Washington, D.C. market area, and that could increase competition for government tenants and adversely affect our ability to retain government tenants when our leases expire.
Our manager, RMR, employs a tenant review process for us. RMR assesses tenants on an individual basis based on various applicable credit criteria. In general, depending on facts and circumstances, RMR evaluates the creditworthiness of a tenant based on information concerning the tenant that is provided by the tenant and, in some cases, information that is publicly available or obtained from third party sources. We consider investment grade tenants to include: (a) investment grade rated tenants; (b) tenants with investment grade rated parent entities that guarantee the tenant’s lease obligations; and/or (c) tenants with investment grade rated parent entities that do not guarantee the tenant’s lease obligations. As of December 31, 2022, tenants contributing 52.8% of annualized rental income were investment grade rated (or their payment obligations were guaranteed by an investment grade rated parent) and tenants contributing an additional 9.9% of annualized rental income were subsidiaries of an investment grade rated parent (although these parent entities were not liable for the payment of rents).
As of December 31, 2022, tenants representing 1% or more of our total annualized rental income were as follows (square feet in thousands):

	Tenant	Credit Rating	Sq. Ft.	% of Leased Sq. Ft.	Annualized Rental Income	% of Total Annualized Rental Income
1	U.S. Government	Investment Grade	3,894	20.5%	$107,158	19.7%
2	Alphabet Inc. (Google)	Investment Grade	386	2.0%	21,192	3.9%
3	Shook, Hardy & Bacon L.L.P.	Not Rated	596	3.1%	19,336	3.6%
4	IG Investments Holdings LLC	Not Rated	338	1.8%	16,788	3.1%
5	State of California	Investment Grade	519	2.7%	15,865	2.9%
6	Bank of America Corporation	Investment Grade	577	3.0%	15,765	2.9%
7	Commonwealth of Massachusetts	Investment Grade	311	1.6%	12,260	2.3%
8	CareFirst Inc.	Not Rated	207	1.1%	11,498	2.1%
9	Tyson Foods, Inc.	Investment Grade	248	1.3%	11,042	2.0%
10	Sonesta International Hotels Corporation (1)	Not Rated	230	1.2%	10,745	2.0%
11	Northrop Grumman Corporation	Investment Grade	337	1.8%	10,639	2.0%
12	CommScope Holding Company Inc.	Non Investment Grade	228	1.2%	9,370	1.7%
13	Sonoma Biotherapeutics, Inc. (2)	Not Rated	84	0.4%	7,468	1.4%
14	State of Georgia	Investment Grade	308	1.6%	7,383	1.4%
15	PNC Bank	Investment Grade	441	2.3%	6,924	1.3%
16	Micro Focus International plc	Non Investment Grade	215	1.1%	6,905	1.3%
17	Compass Group plc	Investment Grade	267	1.4%	6,703	1.2%
18	ServiceNow, Inc.	Investment Grade	149	0.8%	6,637	1.2%
19	Allstate Insurance Co.	Investment Grade	468	2.5%	6,479	1.2%
20	Leidos Holdings Inc.	Investment Grade	159	0.8%	6,117	1.1%
21	Automatic Data Processing, Inc.	Investment Grade	289	1.5%	6,087	1.1%
22	Church & Dwight Co., Inc.	Investment Grade	250	1.3%	6,037	1.1%
23	Primerica, Inc.	Investment Grade	344	1.8%	5,442	1.0%
			10,845	56.8%	$333,840	61.5%
(1)In June 2021, we entered into a 30-year lease with Sonesta. The lease relates to the redevelopment of a property we own in Washington, D.C to a mixed use and Sonesta's lease relates to the planned hotel component of the property. The term of the lease commences upon our delivery of the completed hotel, which is estimated to occur in the second quarter of 2023. For more information about our lease with Sonesta, see Note 7 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
(2)In August 2022, we entered into an approximately 10-year lease with Sonoma Biotherapeutics, Inc. at a property we own in Seattle, WA that is currently undergoing redevelopment. The term of the lease is estimated to commence in the fourth quarter of 2023.

Disposition Activities
During the year ended December 31, 2022, we sold 18 properties, including one leasable land parcel, containing approximately 2,326,000 rentable square feet for an aggregate sales price of $211,020, excluding closing costs.
As a result of current commercial real estate market conditions, including rising interest rates, the pace of our dispositions has moderated and we expect that trend to continue until commercial real estate industry conditions generally, and office market conditions specifically, improve. However, we continue to evaluate our portfolio to strategically recycle capital and are currently in various stages of marketing certain of our properties for sale, and we may decide to seek to sell additional properties in the future. As of February 14, 2023, we have entered into agreements to sell two properties containing approximately 207,000 rentable square feet for an aggregate sales price of $7,600, excluding closing costs. We cannot be sure we will sell any properties we are marketing for sale for prices in excess of their carrying values or otherwise. In addition, our pending sales are subject to conditions; accordingly, we cannot be sure that we will complete these sales or that these sales will not be delayed or the terms will not change.
For more information about our disposition activities, see “Business —Disposition Policies” in Part I, Item 1 of this Annual Report on Form 10-K and Note 4 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
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
Revolving Credit Facility
In November 2022, we exercised our option to extend the maturity date of our revolving credit facility by six months to July 31, 2023. Subject to the payment of an extension fee and meeting certain other conditions, we may extend the maturity date of our revolving credit facility by one additional six month period.
For more information about our financing activities, see “Business —Our Financing Policies” in Part I, Item 1 of this Annual Report on Form 10-K and Note 9 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
Segment Information
We operate in one business segment: ownership of real estate properties.

RESULTS OF OPERATIONS (amounts in thousands, except per share amounts)
Year Ended December 31, 2022, Compared to Year Ended December 31, 2021

	Comparable Properties(1) Results Year Ended December 31,				Non-Comparable Properties Results Year Ended December 31,		Consolidated Results Year Ended December 31,
	2022	2021	$ Change	% Change	2022	2021	2022	2021	$ Change	% Change
Rental income	$484,943	$477,801	$7,142	1.5%	$69,332	$98,681	$554,275	$576,482	$(22,207)	(3.9%)
Operating expenses:
Real estate taxes	52,076	50,912	1,164	2.3%	5,768	21,058	57,844	71,970	(14,126)	(19.6%)
Utility expenses	23,713	20,461	3,252	15.9%	3,292	4,790	27,005	25,251	1,754	6.9%
Other operating expenses	93,995	85,815	8,180	9.5%	16,371	20,010	110,366	105,825	4,541	4.3%
Total operating expenses	169,784	157,188	12,596	8.0%	25,431	45,858	195,215	203,046	(7,831)	(3.9%)
Net operating income (2)	$315,159	$320,613	$(5,454)	(1.7%)	$43,901	$52,823	359,060	373,436	(14,376)	(3.8%)

Other expenses:
Depreciation and amortization							222,564	241,494	(18,930)	(7.8%)
Loss on impairment of real estate							21,820	62,420	(40,600)	(65.0%)
Acquisition and transaction related costs							292	—	292	n/m
General and administrative							25,134	26,858	(1,724)	(6.4%)
Total other expenses							269,810	330,772	(60,962)	(18.4%)

Gain on sale of real estate							11,001	78,354	(67,353)	(86.0%)
Interest and other income							217	7	210	n/m
Interest expense							(103,480)	(112,385)	8,905	(7.9%)
Gain (loss) on early extinguishment of debt							682	(14,068)	14,750	(104.8%)
Loss before income tax expense and equity in net losses of investees							(2,330)	(5,428)	3,098	(57.1%)
Income tax expense							(270)	(251)	(19)	7.6%
Equity in net losses of investees							(3,509)	(2,501)	(1,008)	40.3%
Net loss							$(6,109)	$(8,180)	$2,071	(25.3%)

Weighted average common shares outstanding (basic and diluted)							48,278	48,195	83	0.2%

Per common share amounts (basic and diluted):
Net loss							$(0.14)	$(0.17)	$0.03	(17.6%)
n/m - not meaningful
(1)Comparable properties consists of 149 properties we owned on December 31, 2022 and which we owned continuously since January 1, 2021 and excludes properties classified as held for sale, properties undergoing significant redevelopment, if any, and three properties owned by two unconsolidated joint ventures in which we own 51% and 50% interests.
(2)Our definition of net operating income, or NOI, and our reconciliation of net loss to NOI are included below under the heading “Non-GAAP Financial Measures.”

References to changes in the income and expense categories below relate to the comparison of consolidated results for the year ended December 31, 2022 compared to the year ended December 31, 2021. For a comparison of consolidated results for the year ended December 31, 2021 compared to the year ended December 31, 2020, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
Rental income. The decrease in rental income reflects decreases in rental income of $29,470 related to property disposition activities and $12,939 related to properties undergoing significant redevelopment, partially offset by increases in rental income of $13,060 for acquired properties and $7,142 for comparable properties. Rental income for acquired properties reflects a reduction to reimbursement revenue of $8,715 resulting from the reversal of previously estimated real estate taxes at two properties we acquired in 2021 due to favorable real estate tax assessments and successful appeals received in 2022. The decrease in rental income for properties undergoing significant redevelopment is primarily due to the reduction in occupied space at properties located in Washington, D.C. and Seattle, WA that began redevelopment projects during April 2021 and February 2022, respectively, partially offset by termination fee revenue at the Seattle, WA property related to the termination of the former tenant’s lease in February 2022 prior to commencement of the redevelopment. The increase in rental income for comparable properties is primarily due to higher reimbursement revenue resulting from increased operating expenses due to higher building utilization levels in 2022 and operating expenses that were previously paid directly by certain of our tenants now being paid by and reimbursed to us pursuant to lease amendments with those tenants executed in 2022, as well as lease termination fee revenue received and higher parking income as a result of higher parking volumes, partially offset by reductions in occupied space at certain of our properties in 2022. Rental income includes non-cash straight line rent adjustments totaling $10,830 in 2022 and $15,368 in 2021, and amortization of acquired real estate leases and assumed real estate lease obligations totaling ($975) in 2022 and ($2,288) in 2021.
Real estate taxes. The decrease in real estate taxes reflects decreases in real estate taxes of $9,472 for acquired properties, $3,432 related to property disposition activities and $2,386 related to properties undergoing significant redevelopment, partially offset by an increase in real estate taxes of $1,164 for comparable properties. The decrease in real estate taxes for acquired properties reflects the reversal of previously estimated real estate taxes at two properties we acquired in 2021 due to favorable real estate tax assessments and successful appeals received in 2022. Real estate taxes for comparable properties increased primarily due to real estate taxes that were previously paid by certain of our tenants that are now being paid by us pursuant to lease amendments with those tenants executed in 2022.
Utility expenses. The increase in utility expenses reflects increases in utility expenses of $3,252 for comparable properties and $805 for acquired properties, partially offset by decreases in utility expenses of $1,999 related to property disposition activities and $304 for properties undergoing significant redevelopment. The increase in utility expenses for comparable properties is primarily due to increases in electricity usage as a result of higher building utilization levels at certain of our properties and the impact of inflation in 2022, as well as utility expenses that were previously paid directly by certain of our tenants that are now being paid by us pursuant to lease amendments with those tenants executed in 2022.
Other operating expenses. Other operating expenses consist of salaries and benefit costs of property level personnel, repairs and maintenance expense, cleaning expense, other direct costs of operating our properties and property management fees. The increase in other operating expenses reflects increases of $8,180 for comparable properties and $4,564 for acquired properties, partially offset by decreases of $6,982 related to property disposition activities and $1,221 related to properties undergoing significant redevelopment. The increase in other operating expenses for comparable properties is primarily due to higher repairs and maintenance costs, higher cleaning expenses due to increased building utilization levels and the impact of inflation in 2022, increased insurance costs and an increase related to other operating expenses that were previously paid by certain of our tenants that are now being paid by us pursuant to lease amendments with those tenants executed in 2022.
Depreciation and amortization. The decrease in depreciation and amortization reflects decreases of $18,921 related to property disposition activities, $9,990 for comparable properties and $2,656 related to properties undergoing significant redevelopment, partially offset by an increase of $12,637 for acquired properties. Depreciation and amortization for comparable properties declined due to certain leasing related assets becoming fully depreciated since January 1, 2021, partially offset by depreciation and amortization of improvements made to certain of our properties since January 1, 2021.
Loss on impairment of real estate. We recorded a $21,820 loss on impairment of real estate in 2022 to reduce the carrying value of seven properties to their estimated fair values less costs to sell. We recorded a $62,420 loss on impairment of real estate in 2021 to reduce the carrying value of eight properties to their estimated fair values less costs to sell.
Acquisition and transaction related costs. Acquisition and transaction related costs consist of costs related to our evaluation of potential acquisitions, dispositions and other strategic transactions.
General and administrative. General and administrative expenses consist of fees pursuant to our business management agreement, equity compensation expense, legal and accounting fees, Trustees’ fees and expenses, securities listing and transfer agency fees and other costs relating to our status as a publicly traded company. The decrease in general and administrative expenses is primarily the result of a decrease in base business management fees resulting from a decrease in average total market capitalization in 2022 compared to 2021 and a state franchise tax refund received in 2022.
Gain on sale of real estate. We recorded an $11,001 net gain on sale of real estate in 2022 resulting from the sale of 18 properties, including one leasable land parcel. We recorded a $78,354 net gain on sale of real estate in 2021 resulting from the sale of six properties, a warehouse facility and two vacant land parcels.

Interest and other income. The increase in interest and other income is primarily due to the effect of higher interest rates earned on cash balances invested in 2022 compared to 2021.
Interest expense. The decrease in interest expense reflects financing activities since January 1, 2021, which included the redemption of $910,000 of senior unsecured notes with a weighted average interest rate of 4.7% and the repayment of three mortgage notes totaling approximately $119,000 with a weighted average interest rate of 3.9%, as well as higher capitalized interest in 2022, partially offset by the issuance of $1,050,000 of senior unsecured notes with a weighted average interest rate of 2.9%, as well as a higher average balance outstanding and higher weighted average interest rate on borrowings under our revolving credit facility during 2022 compared to 2021.
Gain (loss) on early extinguishment of debt. We recorded a net gain on early extinguishment of debt of $682 in 2022 resulting from the prepayment of a mortgage note due in 2023 at a discounted principal amount and the write off of the unamortized portion of certain premiums, discounts and debt issuance costs resulting from the prepayment of this mortgage note and the June 2022 redemption of our senior unsecured notes due July 2022. We recorded a loss on early extinguishment of debt of $14,068 in 2021 from prepayment fees incurred and the write off of unamortized discounts and debt issuance costs associated with the prepayment of one mortgage note due in 2023 and the redemption of our senior unsecured notes due in 2022 and 2046.
Income tax expense. The increase in income tax expense reflects higher operating income in certain jurisdictions in 2022 where we are subject to state income taxes.
Equity in net losses of investees. Equity in net losses of investees represents our proportionate share of losses from our investments in two unconsolidated joint ventures. The increase in equity in net losses of investees was primarily due to reductions in occupied space at properties owned by our unconsolidated joint ventures in 2022.
Net loss. Our net loss and net loss per basic and diluted common share decreased in 2022 compared to 2021 primarily as a result of the changes noted above.
Non-GAAP Financial Measures
We present certain “non-GAAP financial measures” within the meaning of the applicable SEC rules, including the calculations below of NOI, FFO and Normalized FFO. These measures do not represent cash generated by operating activities in accordance with GAAP and should not be considered alternatives to net income (loss) as indicators of our operating performance or as measures of our liquidity. These measures should be considered in conjunction with net income (loss) as presented in our consolidated statements of comprehensive income (loss). We consider these non-GAAP measures to be appropriate supplemental measures of operating performance for a REIT, along with net income (loss). We believe these measures provide useful information to investors because by excluding the effects of certain historical amounts, such as depreciation and amortization expense, they may facilitate a comparison of our operating performance between periods and with other REITs and, in the case of NOI, reflecting only those income and expense items that are generated and incurred at the property level may help both investors and management to understand the operations of our properties.
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

The following table presents the reconciliation of net loss to NOI for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021
Net loss	$(6,109)	$(8,180)
Equity in net losses of investees	3,509	2,501
Income tax expense	270	251
Loss before income tax expense and equity in net losses of investees	(2,330)	(5,428)
(Gain) loss on early extinguishment of debt	(682)	14,068
Interest expense	103,480	112,385
Interest and other income	(217)	(7)
Gain on sale of real estate	(11,001)	(78,354)
General and administrative	25,134	26,858
Acquisition and transaction related costs	292	—
Loss on impairment of real estate	21,820	62,420
Depreciation and amortization	222,564	241,494
NOI	$359,060	$373,436
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

The following table presents the reconciliation of net loss to FFO and Normalized FFO for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021
Net loss	$(6,109)	$(8,180)
Add (less): Depreciation and amortization:
Consolidated properties	222,564	241,494
Unconsolidated joint venture properties	3,058	3,427
Loss on impairment of real estate	21,820	62,420
Gain on sale of real estate	(11,001)	(78,354)
FFO	230,332	220,807
Add (less): Acquisition and transaction related costs	292	—
(Gain) loss on early extinguishment of debt	(682)	14,068
Normalized FFO	$229,942	$234,875

Weighted average common shares outstanding (basic and diluted)	48,278	48,195

FFO per common share (basic and diluted)	$4.77	$4.58
Normalized FFO per common share (basic and diluted)	$4.76	$4.87
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
On January 12, 2023, we announced a regular quarterly cash distribution of $0.55 per common share ($2.20 per common share per year). We determine our distribution payout ratio with consideration for our expected capital expenditures, as well as cash flows from operations and payment of debt obligations.
We expect to accretively grow our property portfolio through our capital recycling program, pursuant to which we plan to selectively sell certain properties from time to time to manage leverage levels and to acquire new properties or portfolios with a goal of improving our asset diversification, our geographical footprint and the average age of our properties, lengthening the weighted average term of our leases and increasing tenant retention, and increasing our distributions to shareholders. During the year ended December 31, 2022, we sold 18 properties, including one leasable land parcel, for an aggregate sales price of $211,020, excluding closing costs. Since January 1, 2023, we sold three properties for a sales price of $5,350, excluding closing costs. As a result of current real estate market conditions, including rising interest rates, the pace of our dispositions has moderated and we expect that trend to continue until commercial real estate industry conditions generally, and office market conditions specifically, improve. However, we continue to evaluate our portfolio to strategically recycle capital and are currently in various stages of marketing certain of our properties for sale. As of February 14, 2023, we have entered into agreements to sell two properties for an aggregate sales price of $7,600, excluding closing costs. We continue to carefully consider our capital allocation strategy and believe we are well positioned to opportunistically recycle and deploy capital.
Our future purchases of properties cannot be accurately projected because such purchases depend upon purchase opportunities which come to our attention and our ability to successfully complete the acquisitions. We generally do not intend to purchase “turn around” properties, or properties which do not generate positive cash flows.
The following is a summary of our sources and uses of cash flows for the periods presented, as reflected in our consolidated statements of cash flows:

	Year Ended December 31,
	2022	2021
Cash, cash equivalents and restricted cash at beginning of period	$84,515	$56,855
Net cash provided by (used in):
Operating activities	192,614	221,492
Investing activities	(4,624)	(442,985)
Financing activities	(260,256)	249,153
Cash, cash equivalents and restricted cash at end of period	$12,249	$84,515
The decrease in cash provided by operating activities in 2022 compared to 2021 was primarily a result of higher deferred leasing costs incurred as a result of leasing activity, disposition activities and unfavorable changes in working capital in 2022. The decrease in cash used in investing activities in 2022 compared to 2021 is primarily due to higher acquisition activity in 2021, partially offset by increased capital expenditures in 2022 related to our two redevelopment projects in Washington, D.C. and Seattle, WA. The increase in cash used in financing activities in 2022 compared to 2021 is a result of net debt repayment activity in 2022 that included the redemption of all $300,000 of our 4.00% senior unsecured notes due July 2022 and the repayment of two mortgage notes with an aggregate principal balance of approximately $48,000, which was partially offset by borrowing activity under our revolving credit facility to facilitate these payments, compared to the aggregate issuance of $1,050,000 of senior unsecured notes in 2021, partially offset by the aggregate redemption of $610,000 of senior unsecured notes and the repayment of $71,000 of mortgage debt in 2021.
Our Investment and Financing Liquidity and Resources (dollar amounts in thousands, except per share amounts)
In order to fund acquisitions and to meet cash needs that may result from our desire or need to make distributions or pay operating or capital expenses, we maintain a $750,000 revolving credit facility. In November 2022, we exercised our option to extend the maturity date of our revolving credit facility by six months to July 31, 2023 and, subject to our payment of an extension fee and meeting certain other conditions, we have the option to extend the maturity date of our revolving credit facility by one additional six month period. We can borrow, repay and reborrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity. We are required to pay interest at a rate of LIBOR plus a premium, which was 110 basis points per annum at December 31, 2022, on the amount outstanding under our revolving credit facility, if any. We also pay a facility fee on the total amount of lending commitments under our revolving credit facility, which was 25 basis points per annum at December 31, 2022. Both the interest rate premium and facility fee are subject to adjustment based upon changes to our credit ratings. As of December 31, 2022, the annual interest rate payable on borrowings under our revolving credit facility was 5.4%. As of December 31, 2022 and February 14, 2023, we had $195,000 and $220,000 outstanding under our revolving credit facility and $555,000 and $530,000 available for borrowing.
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
During the year ended December 31, 2022, we repaid the following senior unsecured notes and mortgage notes:

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
As of December 31, 2022, our debt maturities (other than our revolving credit facility), consisting of senior unsecured notes and one mortgage note, were as follows:

Year	Debt Maturities
2023	$50,000
2024	350,000
2025	650,000
2026	300,000
2027	350,000
Thereafter	562,000
Total	$2,262,000
None of our unsecured debt obligations require sinking fund payments prior to their maturity dates. Our $50,000 mortgage note requires monthly payments of interest only through maturity.
In addition to our debt obligations, as of December 31, 2022, we had estimated unspent leasing related obligations of $156,693, of which we expect to spend $86,031 over the next 12 months.
We are currently in the process of redeveloping a property located in Washington, D.C. containing approximately 340,000 rentable square feet. We currently estimate the total project costs associated with this redevelopment will be approximately $215,000 and completion of the redevelopment in the second quarter of 2023. As of December 31, 2022, we had incurred $148,107 related to this project. In June 2021, we entered into a 30-year lease for approximately 230,000 rentable square feet at this property that is approximately 25.1% higher than the prior rental rate for the same space, making the redevelopment project 54% pre-leased. See Note 7 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K for more information regarding this lease and related redevelopment costs.
We are also in the process of redeveloping a three-property campus located in Seattle, WA containing approximately 300,000 rentable square feet. This project includes the repositioning of two properties from office to life science and maintaining the third property for office use. We currently estimate the total project costs associated with this redevelopment will be approximately $162,000 and completion of the redevelopment in the fourth quarter of 2023. As of December 31, 2022, we had incurred $48,824 related to this project. In August 2022, we entered into an approximately 10-year lease for approximately 84,000 rentable square feet at one of the life science properties that is approximately 109.0% higher than the prior rental rate for the same space, making the redevelopment project 28% pre-leased.
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
Our ability to obtain, and the costs of, our future debt financings will depend primarily on credit market conditions and our creditworthiness. We have no control over market conditions. Potential investors and lenders likely will evaluate our ability to pay distributions to shareholders, fund required debt service and repay debts when they become due by reviewing our business practices and plans to balance our use of debt and equity capital so that our financial profile and leverage ratios afford us flexibility to withstand any reasonably anticipated adverse changes. Similarly, our ability to raise equity capital in the future will depend primarily upon equity capital market conditions and our ability to conduct our business to maintain and grow our operating cash flows. We intend to conduct our business in a manner that will afford us reasonable access to capital for investment and financing activities, but we cannot be sure that we will be able to successfully carry out this intention. For instance, it is uncertain what the ultimate impacts of inflationary pressures, rising interest rates or any economic recession will be. A protracted and extensive economic recession or continued or intensified disruptions in capital markets could limit our access to financing from public sources and would likely increase our cost of capital.
During the year ended December 31, 2022, we paid quarterly distributions to our shareholders totaling $106,630 using cash on hand and borrowings under our revolving credit facility. On January 12, 2023, we declared a regular quarterly distribution payable to shareholders of record on January 23, 2023 in the amount of $0.55 per share, or approximately $26,700. We expect to pay this distribution on or about February 16, 2023 using cash on hand and borrowings under our revolving credit facility. For more information regarding the distributions we paid during 2022, see Note 11 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
We own 51% and 50% interests in two unconsolidated joint ventures which own three properties. The properties owned by these joint ventures are encumbered by an aggregate $82,000 principal amount of mortgage indebtedness, none of which is recourse to us. We do not control the activities that are most significant to these joint ventures and, as a result, we account for our investments in these joint ventures under the equity method of accounting. For more information on the financial condition and results of operations of these joint ventures, see Note 4 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K. Other than these joint ventures, as of December 31, 2022, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Debt Covenants (dollars in thousands)
Our principal debt obligations at December 31, 2022 consisted of $195,000 of borrowings outstanding under our $750,000 revolving credit facility, an outstanding principal balance of $2,212,000 of public issuances of senior unsecured notes and a mortgage note with an outstanding principal balance of $50,000 that was assumed in connection with an acquisition. Also, the three properties owned by two joint ventures in which we own 51% and 50% interests secure two additional mortgage notes. Our publicly issued senior unsecured notes are governed by indentures and their supplements. Our credit agreement and our senior unsecured notes indentures and their supplements provide for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, such as, in the case of our credit agreement, a change of control of us, which includes RMR ceasing to act as our business and property manager. Our credit agreement and our senior unsecured notes indentures and their supplements also contain a number of covenants, including those that restrict our ability to incur debts, including debts secured by mortgages on our properties, in excess of calculated amounts, require us to comply with certain financial covenants and, in the case of our credit agreement, restrict our ability to make distributions to our shareholders under certain circumstances. As of December 31, 2022, we believe we were in compliance with the terms and conditions of our respective covenants under our credit agreement and senior unsecured notes indentures and their supplements. Our mortgage note is non-recourse, subject to certain limited exceptions, and does not contain any material financial covenants.
Neither our credit agreement nor our senior unsecured notes indentures and their supplements contain provisions for acceleration which could be triggered by our credit ratings. However, under our credit agreement, our highest senior credit rating, as defined in our credit agreement, is used to determine the fees and interest rates we pay. Accordingly, if that credit rating is downgraded, our interest expense and related costs under our credit agreement would increase. In November 2022, Moody’s downgraded our senior unsecured debt rating from Baa3 to Ba1. However, as of February 14, 2023, our highest senior credit rating, as defined in our credit agreement, remains unchanged and therefore, the fees and interest rates we pay under our credit agreement have not increased as a result of the downgrade to our senior unsecured debt rating.
Our credit agreement has cross default provisions to other indebtedness that is recourse of $25,000 or more and indebtedness that is non-recourse of $50,000 or more. Similarly, our senior unsecured notes indentures and their supplements contain cross default provisions to any other debts of more than $25,000 (or up to $50,000 in certain circumstances).

Related Person Transactions
We have relationships and historical and continuing transactions with RMR, RMR Inc. and others related to them. For more information about these and other such relationships and related person transactions, see Notes 6 and 7 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K, which are incorporated herein by reference, and our other filings with the SEC, including our definitive Proxy Statement for our 2023 Annual Meeting of Shareholders, or our definitive Proxy Statement, to be filed with the SEC within 120 days after the fiscal year ended December 31, 2022. For more information about the risks that may arise as a result of these and other related person transactions and relationships, see elsewhere in this Annual Report on Form 10-K, including “Warning Concerning Forward Looking Statements,” Part I, Item 1, “Business” and Part I, Item 1A, “Risk Factors.” We may engage in additional transactions with related persons, including businesses to which RMR or its subsidiaries provide management services.
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
We compute depreciation expense using the straight line method over estimated useful lives of up to 40 years for buildings and improvements, and up to seven years for personal property. We do not depreciate the allocated cost of land. We amortize capitalized above market lease values as a reduction to rental income over the terms of the respective leases. We amortize capitalized below market lease values as an increase to rental income over the terms of the respective leases. We amortize the value of acquired in place leases exclusive of the value of above market and below market acquired leases to expense over the periods of the respective leases. If a lease is terminated prior to its stated expiration, all unamortized amounts relating to that lease are written off. Purchase price allocations require us to make certain assumptions and estimates. Incorrect assumptions and estimates may result in inaccurate depreciation and amortization charges over future periods.
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
In an effort to reduce the effects of any increased energy costs in the future, we continuously study ways to improve the energy efficiency at all of our properties. Our manager, RMR, is a member of the ENERGY STAR program, a joint program of the U.S. Environmental Protection Agency and the U.S. Department of Energy that is focused on promoting energy efficiency at commercial properties through its “ENERGY STAR” program, and a member of the U.S. Green Building Council, a nonprofit organization focused on promoting energy efficiency at commercial properties through its LEED® green building program. RMR’s annual Sustainability Report summarizes the environmental, social and governance initiatives RMR and its clients, including OPI, employ. RMR’s Sustainability Report may be accessed on RMR Inc.’s website at www.rmrgroup.com/corporate-sustainability/default.aspx. The information on or accessible through RMR Inc.’s website is not incorporated by reference into this Annual Report on Form 10-K. For more information, see “Business—Corporate Sustainability” in Part I, Item 1 of this Annual Report on Form 10-K.
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
Fixed Rate Debt
At December 31, 2022, our outstanding fixed rate debt consisted of the following:

Debt	Principal Balance (1)	Annual Interest Rate (1)	Annual Interest Expense	Maturity	Interest Payments Due
Senior unsecured notes	$350,000	4.250%	$14,875	2024	Semi-annually
Senior unsecured notes	650,000	4.500%	29,250	2025	Semi-annually
Senior unsecured notes	300,000	2.650%	7,950	2026	Semi-annually
Senior unsecured notes	350,000	2.400%	8,400	2027	Semi-annually
Senior unsecured notes	400,000	3.450%	13,800	2031	Semi-annually
Senior unsecured notes	162,000	6.375%	10,328	2050	Quarterly
Mortgage note (one property in Chicago, IL)	50,000	3.700%	1,850	2023	Monthly
Total	$2,262,000		$86,453
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

Our senior unsecured notes require semi-annual or quarterly interest payments through maturity. Our mortgage requires interest only payments through maturity. Because these debts require interest to be paid at a fixed rate, changes in market interest rates during the term of these debts will not affect our interest obligations. If these debts were refinanced at interest rates which are one percentage point higher or lower than shown above, our annual interest cost would increase or decrease by approximately $22,620.
Changes in market interest rates also would affect the fair value of our fixed rate debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt. The U.S. Federal Reserve has raised interest rates several times since the beginning of 2022 in an effort to combat inflation and may continue to do so. Based on the balances outstanding at December 31, 2022, and discounted cash flow analyses through the respective maturity dates, and assuming no other changes in factors that may affect the fair value of our fixed rate debt obligations, a hypothetical immediate one percentage point increase in interest rates would change the fair value of those obligations by approximately $80,103.
Our fixed rate debt arrangements may allow us to make repayments earlier than the stated maturity date. In some cases, we are not allowed to make early repayment prior to a cutoff date and we are generally allowed to make prepayments only at a premium equal to a make whole amount, as defined, which is generally designed to preserve a stated yield to the note holder. These prepayment rights may afford us opportunities to mitigate the risk of refinancing our debts at maturity at a higher rate by refinancing prior to maturity.
In addition to the fixed rate debt presented in the table above, at December 31, 2022, we had noncontrolling ownership interests of 51% and 50% in two unconsolidated joint ventures that own three properties that are secured by fixed rate debt consisting of the following mortgage notes:

Debt	Our JV Ownership Interest	Principal Balance (1)(2)	Annual Interest Rate (1)	Annual Interest Expense	Maturity	Interest Payments Due
Mortgage note (two properties in Fairfax, VA)	51%	$50,000	4.090%	$2,045	2029	Monthly
Mortgage note (one property in Washington, D.C.)	50%	32,000	3.690%	1,181	2024	Monthly
Total		$82,000		$3,226
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
Floating Rate Debt
At December 31, 2022, our floating rate debt consisted of $195,000 outstanding under our $750,000 revolving credit facility. Our revolving credit facility matures on July 31, 2023 and, subject to the payment of an extension fee and meeting certain other conditions, we have the option to extend the maturity date of our revolving credit facility by one additional six month period. No principal repayments are required under our revolving credit facility prior to maturity, and we can borrow, repay and reborrow funds available under our revolving credit facility, subject to conditions, at any time without penalty.
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

The following table presents the impact a one percentage point increase in interest rates would have on our annual floating rate interest expense as of December 31, 2022:

	Impact of an Increase in Interest Rates
	Annual Interest Rate (1)	Outstanding Debt	Total Interest Expense Per Year	Annual Earnings Per Share Impact (2)
At December 31, 2022	5.4%	$195,000	$10,530	$0.22
One percentage point increase	6.4%	$195,000	$12,480	$0.26
(1)Based on LIBOR plus a premium, which was 110 basis points per annum, at December 31, 2022.
(2)Based on the weighted average shares outstanding (diluted) for the year ended December 31, 2022.
The following table presents the impact a one percentage point increase in interest rates would have on our annual floating rate interest expense as of December 31, 2022, if we were fully drawn on our revolving credit facility:

	Impact of an Increase in Interest Rates
	Annual Interest Rate (1)	Outstanding Debt	Total Interest Expense Per Year	Annual Earnings Per Share Impact (2)
At December 31, 2022	5.4%	$750,000	$40,500	$0.84
One percentage point increase	6.4%	$750,000	$48,000	$0.99
(1)Based on LIBOR plus a premium, which was 110 basis points per annum, at December 31, 2022.
(2)Based on the weighted average shares outstanding (diluted) for the year ended December 31, 2022.
The foregoing tables show the impact of an immediate increase in floating interest rates as of December 31, 2022. If interest rates were to increase gradually over time, the impact would be spread over time. Our exposure to fluctuations in floating interest rates will increase or decrease in the future with increases or decreases in the outstanding amount under our revolving credit facility or our other floating rate debt, if any. Although we have no present plans to do so, we may in the future enter into hedge arrangements from time to time to mitigate our exposure to changes in interest rates.
LIBOR Phase Out
We are required to pay interest on borrowings under our revolving credit facility at floating rates based on LIBOR. LIBOR has been phased out for new contracts and is expected to be phased out for pre-existing contracts by June 30, 2023. We currently expect that the determination of interest under our revolving credit facility will be revised as provided under our credit agreement or amended as necessary to provide for an alternative interest rate index. We expect that the alternative interest rate index would likely be SOFR because interest rates based on SOFR have gained significant market adoption as the replacement to LIBOR for debt facilities similar to ours. Any alternative interest rate index that may replace LIBOR may result in changes to the amount of interest we are required to pay and could result in our paying increased interest amounts.
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
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) in Internal Control—Integrated Framework. Based on this assessment, we believe that, as of December 31, 2022, our internal control over financial reporting is effective.
Deloitte & Touche LLP, the independent registered public accounting firm that audited our 2022 Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting. Its report appears elsewhere herein.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
We have a Code of Conduct that applies to our officers and Trustees, RMR, senior and executive officers of RMR and members of the board of directors of RMR Inc. and employees of RMR who provide significant services to us. Our Code of Conduct is posted on our website, www.opireit.com. A printed copy of our Code of Conduct is also available free of charge to any person who requests a copy by writing to our Secretary, Office Properties Income Trust, Two Newton Place, 255 Washington Street, Suite 300, Newton, MA 02458-1634. We intend to satisfy the requirements under Item 5.05 of Form 8-K regarding disclosure of any amendments to, or waivers from, our Code of Conduct that apply to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, on our website.
The remainder of the information required by Item 10 is incorporated by reference to our definitive Proxy Statement.
Item 11. Executive Compensation
The information required by Item 11 is incorporated by reference to our definitive Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information. We may grant common shares to our officers and other employees of RMR under our Amended and Restated 2009 Incentive Share Award Plan, or the 2009 Plan. In addition, each of our Trustees receives common shares as part of his or her annual compensation for serving as a Trustee and such shares are awarded under the 2009 Plan. The terms of awards made under the 2009 Plan are determined by the Compensation Committee of our Board of Trustees, at the time of the awards. The following table is as of December 31, 2022.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by securityholders — 2009 Plan	None.	None.	847,631 (1)
Equity compensation plans not approved by securityholders	None.	None.	None.
Total	None.	None.	847,631 (1)
(1)Consists of common shares available for issuance pursuant to the terms of the 2009 Plan. Share awards that are repurchased or forfeited will be added to the common shares available for issuance under the 2009 Plan.
Payments by us to RMR employees are described in Notes 7 and 11 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K. The remainder of the information required by Item 12 is incorporated by reference to our definitive Proxy Statement.
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

4.13	Description of Securities. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2021.)
8.1	Opinion of Sullivan & Worcester LLP as to certain tax matters. (Filed herewith.)
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

10.5	Amended and Restated Office Properties Income Trust 2009 Incentive Share Award Plan. (+) (Incorporated by reference to the Company's Current Report on Form 8-K filed on May 28, 2020.)
10.6	Form of Share Award Agreement. (+) (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.)
10.7	Form of Share Award Agreement. (+) (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020.)
10.8	Form of Indemnification Agreement. (+) (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2022.)
10.9	Summary of Trustee Compensation. (+) (Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 17, 2022.)
10.10
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
99.1
Letter dated as of October 2, 2017, between the Company and The RMR Group LLC, regarding Second Amended and Restated Property Management Agreement. (+) (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017.)

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
Item 16. Form 10-K Summary
None.

Report of Independent Registered Public Accounting Firm
To the Trustees and Shareholders of Office Properties Income Trust
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Office Properties Income Trust (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of comprehensive income (loss), shareholders' equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes and the schedule listed in the Index at Item 15(a) (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 15, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Impairment of Real Estate Properties - Refer to Notes 2 and 4 to the financial statements
Critical Audit Matter Description
The Company’s investments in real estate properties were $3.37 billion, net of accumulated depreciation of $561 million as of December 31, 2022. These real estate properties are evaluated for impairment periodically or when events or changes in circumstances indicate that the carrying amount of a real estate property may not be recoverable. Impairment indicators may include declining tenant or resident occupancy, weak or declining profitability from the property, decreasing tenant cash flows or liquidity, the Company’s decision to dispose of a property before the end of its estimated useful life, and legislative, market or industry changes that could permanently reduce the value of a property. If indicators of impairment are identified for any real estate property, the Company evaluates the recoverability of that real estate property by comparing undiscounted future cash flows expected to be generated by the real estate property over the Company’s expected remaining hold period to the respective carrying amount. The Company’s undiscounted future cash flows analysis requires management to make significant estimates and assumptions related to expected remaining hold periods, market rents, and terminal capitalization rates.
We identified the impairment of real estate properties as a critical audit matter because of the significant estimates and assumptions management makes to evaluate the recoverability of real estate properties. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the reasonableness of the significant estimates and assumptions related to expected remaining hold periods, market rents, and terminal capitalization rates within management’s undiscounted future cash flows analysis which are sensitive to future market or industry considerations.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the undiscounted cash flows analysis for each real estate property or group of properties with impairment indicators included the following among others:
•We tested the effectiveness of controls over management’s evaluation of the recoverability of real estate properties, including the key assumptions utilized in estimating the undiscounted future cash flows.
•We evaluated the undiscounted cash flow analysis including estimates of expected remaining hold period, market rents, and terminal capitalization rates for each real estate property or group of properties with impairment indicators by (1) evaluating the source information and assumptions used by management and (2) comparing management’s projections to external market sources and evidence obtained in other areas of our audit.
•We evaluated the reasonableness of management’s undiscounted future cash flows analysis by developing an independent expectation of future undiscounted cash flows based on third party market data and compared that independent estimate to the carrying amount of the real estate property or group of properties with indicators of impairment. We compared our analysis of the recoverability of the real estate property or group of properties to the Company's analysis.
•We made inquiries of management about the current status of potential transactions and about management’s judgments to understand the probability of future events that could affect the expected remaining hold period and other cash flow assumptions for the properties.

/s/ Deloitte & Touche LLP

Boston, Massachusetts
February 15, 2023

We have served as the Company’s auditor since 2020.

Report of Independent Registered Public Accounting Firm
To the Trustees and Shareholders of Office Properties Income Trust
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Office Properties Income Trust (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated February 15, 2023, expressed an unqualified opinion on those financial statements.
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
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and trustees of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP

Boston, Massachusetts
February 15, 2023

 OFFICE PROPERTIES INCOME TRUST
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)

	December 31,
	2022	2021
ASSETS
Real estate properties:
Land	$821,238	$874,108
Buildings and improvements	3,114,836	3,036,978
Total real estate properties, gross	3,936,074	3,911,086
Accumulated depreciation	(561,458)	(495,912)
Total real estate properties, net	3,374,616	3,415,174
Assets of properties held for sale	2,516	26,598
Investments in unconsolidated joint ventures	35,129	34,838
Acquired real estate leases, net	369,333	505,629
Cash and cash equivalents	12,249	83,026
Restricted cash	—	1,489
Rents receivable	105,639	112,886
Deferred leasing costs, net	73,098	53,883
Other assets, net	7,397	8,160
Total assets	$3,979,977	$4,241,683

LIABILITIES AND SHAREHOLDERS’ EQUITY
Unsecured revolving credit facility	$195,000	$—
Senior unsecured notes, net	2,187,875	2,479,772
Mortgage notes payable, net	49,917	98,178
Liabilities of properties held for sale	73	594
Accounts payable and other liabilities	140,151	142,609
Due to related persons	6,469	6,787
Assumed real estate lease obligations, net	14,157	17,034
Total liabilities	2,593,642	2,744,974

Commitments and contingencies

Shareholders’ equity:
Common shares of beneficial interest, $.01 par value: 200,000,000 shares authorized, 48,565,644 and 48,425,665 shares issued and outstanding, respectively	486	484
Additional paid in capital	2,619,532	2,617,169
Cumulative net income	169,606	175,715
Cumulative common distributions	(1,403,289)	(1,296,659)
Total shareholders’ equity	1,386,335	1,496,709
Total liabilities and shareholders’ equity	$3,979,977	$4,241,683
The accompanying notes are an integral part of these consolidated financial statements.

OFFICE PROPERTIES INCOME TRUST
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(amounts in thousands, except per share data)

	Year Ended December 31,
	2022	2021	2020

Rental income	$554,275	$576,482	$587,919

Expenses:
Real estate taxes	57,844	71,970	65,119
Utility expenses	27,005	25,251	25,384
Other operating expenses	110,366	105,825	105,465
Depreciation and amortization	222,564	241,494	251,566
Loss on impairment of real estate	21,820	62,420	2,954
Acquisition and transaction related costs	292	—	232
General and administrative	25,134	26,858	28,443
Total expenses	465,025	533,818	479,163

Gain on sale of real estate	11,001	78,354	10,855
Interest and other income	217	7	779
Interest expense (including net amortization of debt premiums, discounts and issuance costs of $9,134, $9,771 and $9,593, respectively)	(103,480)	(112,385)	(108,303)
Gain (loss) on early extinguishment of debt	682	(14,068)	(3,839)
Income (loss) before income tax expense and equity in net losses of investees	(2,330)	(5,428)	8,248
Income tax expense	(270)	(251)	(377)
Equity in net losses of investees	(3,509)	(2,501)	(1,193)
Net income (loss)	(6,109)	(8,180)	6,678
Other comprehensive income:
Unrealized gain on financial instrument	—	—	200
Other comprehensive income	—	—	200
Comprehensive income (loss)	$(6,109)	$(8,180)	$6,878

Weighted average common shares outstanding (basic and diluted)	48,278	48,195	48,124

Per common share amounts (basic and diluted):
Net income (loss)	$(0.14)	$(0.17)	$0.14

The accompanying notes are an integral part of these consolidated financial statements.

OFFICE PROPERTIES INCOME TRUST
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(dollars in thousands)

	Number of Shares	Common Shares	Additional Paid In Capital	Cumulative Net Income	Cumulative Other Comprehensive Income (Loss)	Cumulative Common Distributions	Total
Balance at December 31, 2019	48,201,941	$482	$2,612,425	$177,217	$(200)	$(1,084,170)	$1,705,754
Share grants	136,600	1	3,323	—	—	—	3,324
Share forfeitures and repurchases	(20,175)	—	(443)	—	—	—	(443)
Amounts reclassified from cumulative other comprehensive loss to net income	—	—	—	—	85	—	85
Unrealized gain on financial instruments	—	—	—	—	115	—	115
Net income	—	—	—	6,678	—	—	6,678
Distributions to common shareholders	—	—	—	—	—	(106,121)	(106,121)
Balance at December 31, 2020	48,318,366	483	2,615,305	183,895	—	(1,190,291)	1,609,392
Share grants	145,800	1	2,872	—	—	—	2,873
Share forfeitures and repurchases	(38,501)	—	(1,008)	—	—	—	(1,008)
Net loss	—	—	—	(8,180)	—	—	(8,180)
Distributions to common shareholders	—	—	—	—	—	(106,368)	(106,368)
Balance at December 31, 2021	48,425,665	484	2,617,169	175,715	—	(1,296,659)	1,496,709
Share grants	172,700	2	2,914	—	—	—	2,916
Share forfeitures and repurchases	(32,721)	—	(551)	—	—	—	(551)
Net loss	—	—	—	(6,109)	—	—	(6,109)
Distributions to common shareholders	—	—	—	—	—	(106,630)	(106,630)
Balance at December 31, 2022	48,565,644	$486	$2,619,532	$169,606	$—	$(1,403,289)	$1,386,335
The accompanying notes are an integral part of these consolidated financial statements.

OFFICE PROPERTIES INCOME TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Year Ended December 31,
	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(6,109)	$(8,180)	$6,678
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	96,966	92,266	83,828
Net amortization of debt premiums, discounts and issuance costs	9,134	9,771	9,593
Amortization of acquired real estate leases and assumed real estate lease obligations, net	119,703	144,826	167,192
Amortization of deferred leasing costs	7,994	7,878	6,887
Gain on sale of real estate	(11,001)	(78,354)	(10,855)
Loss on impairment of real estate	21,820	62,420	2,954
(Gain) loss on early extinguishment of debt	(682)	9,694	2,701
Straight line rental income	(10,830)	(15,368)	(16,079)
Other non-cash expenses, net	1,818	1,782	2,229
Equity in net losses of investees	3,509	2,501	1,193
Change in assets and liabilities:
Rents receivable	10,961	2,663	(3,962)
Deferred leasing costs	(31,621)	(19,769)	(12,128)
Other assets	484	1,538	2,505
Accounts payable and other liabilities	(19,214)	7,151	(8,081)
Due to related persons	(318)	673	(1,027)
Net cash provided by operating activities	192,614	221,492	233,628

CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate acquisitions	—	(563,447)	(47,215)
Real estate improvements	(204,104)	(100,141)	(81,762)
Distributions in excess of earnings from unconsolidated joint ventures	51	612	612
Distributions in excess of earnings from Affiliates Insurance Company	—	11	287
Proceeds from sale of properties, net	203,280	219,980	102,211
Contributions to unconsolidated joint ventures	(3,851)	—	—
Proceeds from repayment of mortgage note receivable	—	—	2,880
Net cash used in investing activities	(4,624)	(442,985)	(22,987)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of mortgage notes payable	(47,617)	(72,541)	(155,367)
Repayment of senior unsecured notes	(300,000)	(610,000)	(400,000)
Proceeds from issuance of senior unsecured notes, net	—	1,041,809	408,932
Borrowings on unsecured revolving credit facility	385,000	755,000	561,467
Repayments on unsecured revolving credit facility	(190,000)	(755,000)	(561,467)
Payment of debt issuance costs	(469)	(2,744)	(1,492)
Repurchase of common shares	(540)	(1,003)	(434)
Distributions to common shareholders	(106,630)	(106,368)	(106,121)
Net cash (used in) provided by financing activities	(260,256)	249,153	(254,482)
(Decrease) increase in cash, cash equivalents and restricted cash	(72,266)	27,660	(43,841)
Cash, cash equivalents and restricted cash at beginning of period	84,515	56,855	100,696
Cash, cash equivalents and restricted cash at end of period	$12,249	$84,515	$56,855

The accompanying notes are an integral part of these consolidated financial statements.

OFFICE PROPERTIES INCOME TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(dollars in thousands)

	Year Ended December 31,
	2022	2021	2020
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$104,174	$103,200	$100,083
Income taxes paid	$352	$299	$1,377

NON-CASH INVESTING ACTIVITIES:
Real estate improvements accrued, not paid	$42,772	$18,492	$11,981
Real estate acquisition	$—	$(13,031)	$—
Capitalized interest	$4,578	$795	$199

SUPPLEMENTAL DISCLOSURE OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH:

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets to the amounts shown in the consolidated statements of cash flows:

	As of December 31,
	2022	2021	2020
Cash and cash equivalents	$12,249	$83,026	$42,045
Restricted cash	—	1,489	14,810
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$12,249	$84,515	$56,855

The accompanying notes are an integral part of these consolidated financial statements.

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 1. Organization
Office Properties Income Trust, or OPI, we, us or our, is a real estate investment trust, or REIT, formed in 2009 under Maryland law.
As of December 31, 2022, our wholly owned properties were comprised of 160 properties containing approximately 20,969,000 rentable square feet and we had noncontrolling ownership interests of 51% and 50% in two unconsolidated joint ventures that own three properties totaling approximately 444,000 rentable square feet.
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
We amortize capitalized above market lease values (included in acquired real estate leases, net in our consolidated balance sheets) and below market lease values (presented as assumed real estate lease obligations, net in our consolidated balance sheets) as a reduction or increase, respectively, to rental income over the terms of the associated leases. Such amortization resulted in net decreases to rental income of $975, $2,288 and $5,440 during the years ended December 31, 2022, 2021 and 2020, respectively. We amortize the value of acquired in place leases (included in acquired real estate leases, net in our consolidated balance sheets), exclusive of the value of above market and below market acquired in place leases, over the terms of the associated leases. Such amortization, which is included in depreciation and amortization expense, amounted to $118,728, $142,538 and $161,752 during the years ended December 31, 2022, 2021 and 2020, respectively. If a lease is terminated prior to its stated expiration, we write off the unamortized amounts relating to that lease.

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
As of December 31, 2022 and 2021, our acquired real estate leases and assumed real estate lease obligations, excluding properties classified as held for sale, were as follows:

	December 31,
	2022	2021
Acquired real estate leases:
Capitalized above market lease values	$15,792	$29,925
Less: accumulated amortization	(9,672)	(17,945)
Capitalized above market lease values, net	6,120	11,980

Lease origination value	728,773	885,250
Less: accumulated amortization	(365,560)	(391,601)
Lease origination value, net	363,213	493,649
Acquired real estate leases, net	$369,333	$505,629

Assumed real estate lease obligations:
Capitalized below market lease values	$27,033	$29,488
Less: accumulated amortization	(12,876)	(12,454)
Assumed real estate lease obligations, net	$14,157	$17,034
As of December 31, 2022, the weighted average amortization periods for capitalized above market leases, lease origination value and capitalized below market lease values were 3.8 years, 6.4 years and 10.9 years, respectively. Future amortization of net intangible lease assets and liabilities, to be recognized over the current terms of the associated leases as of December 31, 2022 are estimated to be $90,999 in 2023, $73,905 in 2024, $53,792 in 2025, $39,983 in 2026, $31,313 in 2027 and $65,184 thereafter.
We regularly evaluate whether events or changes in circumstances have occurred that could indicate an impairment in the value of long lived assets. Impairment indicators may include declining tenant occupancy, lack of progress releasing vacant space, tenant bankruptcies, low long term prospects for improvement in property performance, weak or declining tenant profitability, cash flow or liquidity, our decision to dispose of an asset before the end of its estimated useful life and legislative, market or industry changes that could permanently reduce the value of a property. If there is an indication that the carrying value of an asset is not recoverable, we estimate the projected undiscounted cash flows to determine if an impairment loss should be recognized. The future net undiscounted cash flows are subjective and are based in part on assumptions regarding hold periods, market rents and terminal capitalization rates. We determine the amount of any impairment loss by comparing the historical carrying value to estimated fair value. We estimate fair value through an evaluation of recent financial performance and projected discounted cash flows using standard industry valuation techniques. In addition to consideration of impairment upon the events or changes in circumstances described above, we regularly evaluate the remaining useful lives of our long lived assets. If we change our estimate of the remaining useful lives, we allocate the carrying value of the affected assets over their revised remaining useful lives.
Cash and Cash Equivalents. We consider highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents.
Restricted Cash. Restricted cash consists of amounts escrowed for future real estate taxes, insurance, leasing costs, capital expenditures and debt service, as required by certain of our mortgage debts.
Deferred Leasing Costs. Deferred leasing costs include brokerage costs and inducements associated with our entering leases. We amortize deferred leasing costs, which are included in depreciation and amortization expense, and inducements, which are included as a reduction to rental income, on a straight line basis over the terms of the respective leases. Legal costs associated with the execution of our leases are expensed as incurred and included in general and administrative expenses in our consolidated statements of comprehensive income (loss). We recorded amortization of deferred leasing costs of $6,869, $6,691 and $5,985, and reductions to rental income related to the amortization of inducements of $1,124, $1,187 and $902 for the years ended December 31, 2022, 2021 and 2020, respectively. Deferred leasing costs, excluding properties classified as held for sale, totaled $94,680 and $74,469 at December 31, 2022 and 2021, respectively, and accumulated amortization of deferred leasing

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
costs totaled $21,582 and $20,586 at December 31, 2022 and 2021, respectively. Future amortization of deferred leasing costs to be recognized during the current terms of our existing leases as of December 31, 2022 are estimated to be $9,938 in 2023, $8,837 in 2024, $7,838 in 2025, $7,260 in 2026, $6,424 in 2027 and $32,801 thereafter.
Debt Issuance Costs. Costs related to the issuance or assumption of debt are capitalized and amortized to interest expense over the terms of the respective loans. Debt issuance costs, net of accumulated amortization, for our revolving credit facility are included in other assets in our consolidated balance sheets. As of December 31, 2022 and 2021, debt issuance costs for our revolving credit facility were $4,593 and $4,125, respectively, and accumulated amortization of debt issuance costs for our revolving credit facility were $4,072 and $3,079, respectively. Debt issuance costs, net of accumulated amortization, for our senior unsecured notes and mortgage notes payable are presented as a direct deduction from the associated debt liability in our consolidated balance sheets. As of December 31, 2022 and 2021, debt issuance costs, net of accumulated amortization, for our senior unsecured notes and mortgage notes payable totaled $13,589 and $16,120, respectively. Future amortization of debt issuance costs to be recognized with respect to our revolving credit facility and senior unsecured notes as of December 31, 2022 are estimated to be $2,676 in 2023, $2,155 in 2024, $1,669 in 2025, $1,335 in 2026, $595 in 2027 and $5,680 thereafter.
Equity Method Investments. We have noncontrolling ownership interests of 51% and 50% in two unconsolidated joint ventures that own three properties. The properties owned by these joint ventures are encumbered by an aggregate of $82,000 of mortgage indebtedness. We do not control the activities that are most significant to these joint ventures and, as a result, we account for our investments in these joint ventures under the equity method of accounting. See Note 4 for more information regarding our unconsolidated joint ventures.
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
Other Liabilities. We initially acquired 1,541,201 shares of class A common stock of The RMR Group Inc., or RMR Inc., on June 5, 2015 for cash and share consideration of $17,462. We concluded, for accounting purposes, that the cash and share consideration we paid for our investment in these shares represented a discount to the fair value of these shares. We initially accounted for this investment under the cost method of accounting and recorded this investment at its estimated fair value of $39,833 as of June 5, 2015 using Level 3 inputs, as defined in the fair value hierarchy under U.S. generally accepted accounting principles, or GAAP. As a result, we recorded a liability for the amount by which the estimated fair value of these shares exceeded the price we paid for these shares. This liability is included in accounts payable and other liabilities in our consolidated balance sheets. This liability is being amortized on a straight line basis through December 31, 2035 as an allocated reduction to our business management and property management fee expense. We amortized $1,087 of this liability during each of the years ended December 31, 2022, 2021 and 2020. These amounts are included in the net business management and property management fee amounts for such periods disclosed in Note 6. As of December 31, 2022, the remaining unamortized amount of this liability was $14,145. Future amortization of this liability as of December 31, 2022 is estimated to be $1,087 in 2023 through 2027 and $8,710 thereafter.
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
Certain tenants are obligated to pay directly their obligations under their leases for insurance, real estate taxes and certain other expenses. These obligations, which have been assumed by the tenants under the terms of their respective leases, are not reflected in our consolidated financial statements. To the extent any tenant responsible for any such obligations under the applicable lease defaults on such lease or if it is deemed probable that the tenant will fail to pay for such obligations, we would record a liability for such obligations. See Note 5 for more information regarding our leases.
Income Taxes. We have elected to be taxed as a REIT under the United States Internal Revenue Code of 1986, as amended, and, accordingly, we generally will not be subject to federal income taxes provided we distribute our taxable income and meet certain other requirements to qualify for taxation as a REIT. We are, however, subject to certain state and local taxes.
Cumulative Other Comprehensive Income (Loss). Cumulative other comprehensive income (loss) represents our share of the cumulative comprehensive income and losses of our former equity method investees.
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
Note 3. Per Common Share Amounts
The calculation of basic and diluted earnings per share is as follows (amounts in thousands, except per share amounts):

	Year Ended December 31,
	2022	2021	2020
Numerators:
Net income (loss)	$(6,109)	$(8,180)	$6,678
Income attributable to unvested participating securities	(427)	—	—
Net income (loss) used in calculating earnings per share	$(6,536)	$(8,180)	$6,678

Denominators:
Weighted average common shares outstanding - basic and diluted (1)	48,278	48,195	48,124

Net income (loss) per common share - basic and diluted	$(0.14)	$(0.17)	$0.14
(1)For the years ended December 31, 2022, 2021 and 2020, there were no dilutive common shares. In addition, for the years ended December 31, 2021 and 2020, 34 and 14 unvested common shares, respectively, were not included in the calculation of diluted earnings per share because to do so would have been antidilutive.
Note 4. Real Estate Properties
As of December 31, 2022, our wholly owned properties were comprised of 160 properties containing approximately 20,969,000 rentable square feet, with an undepreciated carrying value of $3,938,658, including $2,584 classified as held for sale. We also had noncontrolling ownership interests of 51% and 50% in two unconsolidated joint ventures that own three properties containing approximately 444,000 rentable square feet. We generally lease space at our properties on a gross lease, modified gross lease or net lease basis pursuant to fixed term contracts expiring between 2023 and 2053. Some of our leases generally require us to pay all or some property operating expenses and to provide all or most property management services. During the year ended December 31, 2022, we entered into 75 leases for approximately 2,562,000 rentable square feet for a

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
weighted (by rentable square feet) average lease term of 9.3 years and we made commitments for $173,419 of leasing related costs. As of December 31, 2022, we had estimated unspent leasing related obligations of $156,693.
Acquisition Activities
2022 Acquisition Activities
We did not acquire any properties during the year ended December 31, 2022.
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
Disposition Activities
The sales completed during the years ended December 31, 2022, 2021 and 2020, as presented in the tables below, do not represent significant dispositions individually or in the aggregate, nor do they represent a strategic shift in our business. As a result, the results of operations of these properties are included in continuing operations through the date of sale in our consolidated statements of comprehensive income (loss).

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
2022 Disposition Activities
During the year ended December 31, 2022, we sold 18 properties containing approximately 2,326,000 rentable square feet for an aggregate sales price of $211,020, excluding closing costs.

Date of Sale	Number of Properties	Location	Rentable Square Feet	Gross Sales Price (1)	Gain (Loss) on Sale of Real Estate	Loss on Impairment of Real Estate
January 2022	1	Rockville, MD (2)	129,000	$6,750	$(72)	$—
February 2022	2	Chesapeake, VA (2)	172,000	18,945	2,296	—
March 2022	1	Milwaukee, WI (2)	29,000	3,775	(75)	—
May 2022	1	Holtsville, NY	264,000	28,500	1,900	—
June 2022	1	Fairfax, VA	184,000	19,750	(13,537)	—
July 2022	1	Houston, TX	206,000	9,800	(135)	15,278
August 2022	3	Birmingham, AL	448,000	16,050	(265)	3,709
August 2022	1	Erlanger, KY	86,000	2,600	135	2,184
September 2022	2	Chesapeake, VA	214,000	24,000	62	649
September 2022	2	Everett, WA	112,000	31,500	11,959	—
September 2022	1	Salem, OR	233,000	34,250	5,369	—
November 2022	1	Kapolei, HI (3)	109,000	4,000	2,504	—
November 2022	1	Englewood, CO	140,000	11,100	860	—
	18		2,326,000	$211,020	$11,001	$21,820
(1)Gross sales price is the gross contract price, excluding closing costs.
(2)Properties were classified as held for sale as of December 31, 2021.
(3)Property is a leasable land parcel.
As of December 31, 2022, we had three properties located in Richmond, VA containing approximately 89,000 rentable square feet classified as held for sale in our consolidated balance sheets. These properties were sold in January 2023 for a sales price of $5,350, excluding closing costs.
As of February 14, 2023, we have entered into agreements to sell two properties containing approximately 207,000 rentable square feet for an aggregate sales price of $7,600, excluding closing costs. These pending sales are subject to conditions, accordingly, we cannot be sure that we will complete these sales or that these sales will not be delayed or the terms will not change.

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
2021 Disposition Activities
During the year ended December 31, 2021, we sold six properties, a warehouse facility and two vacant land parcels containing approximately 2,565,000 rentable square feet for an aggregate sales price of $226,915, excluding closing costs.

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
(3)Consists of a warehouse facility.
(4)Consists of two vacant land parcels.
We also recorded a $10,658 loss on impairment of real estate to reduce the carrying value of three properties that were classified as held for sale to their estimated fair values less costs to sell as of September 30, 2021. Subsequently, we removed these properties from held for sale status due to a change of plan for sale and recorded an impairment adjustment of $425 to increase the carrying value of these properties to their estimated fair value as of December 31, 2021. In addition, we recorded a $6,991 loss on impairment of real estate to reduce the carrying value of two properties that were classified as held for sale as of December 31, 2021 and subsequently sold in 2022.

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

Date of Sale	Number of Properties	Location	Rentable Square Feet	Gross Sales Price (1)	Gain (Loss) on Sale of Real Estate	Loss on Impairment of Real Estate
January 2020	2	Stafford, VA	65,000	$14,063	$4,771	$—
January 2020	1	Windsor, CT	97,000	7,000	314	—
February 2020	1	Lincolnshire, IL	223,000	12,000	1,179	—
March 2020	1	Trenton, NJ	267,000	30,100	(179)	—
March 2020	1	Fairfax, VA	83,000	22,200	4,754	—
October 2020	4	Fairfax, VA	171,000	25,100	16	2,954
	10		906,000	$110,463	$10,855	$2,954
(1)Gross sales price is the gross contract price, excluding closing costs.
Unconsolidated Joint Ventures
We own interests in two joint ventures that own three properties. We account for these investments under the equity method of accounting. As of December 31, 2022 and 2021, our investments in unconsolidated joint ventures consisted of the following:

	OPI Ownership	OPI Carrying Value of Investments at December 31,		Number of Properties	Location	Rentable Square Feet
Joint Venture		2022	2021
Prosperity Metro Plaza	51%	$19,237	$20,672	2	Fairfax, VA	329,000
1750 H Street, NW	50%	15,892	14,166	1	Washington, D.C.	115,000
Total		$35,129	$34,838	3		444,000
The following table provides a summary of the mortgage debt of our two unconsolidated joint ventures:

Joint Venture	Interest Rate (1)	Maturity Date	Principal Balance at December 31, 2022 and 2021 (2)
Prosperity Metro Plaza	4.09%	12/1/2029	$50,000
1750 H Street, NW	3.69%	8/1/2024	32,000
Weighted Average/Total	3.93%		$82,000
(1)Includes the effect of mark to market purchase accounting.
(2)Reflects the entire balance of the debt secured by the properties and is not adjusted to reflect the interests in the joint ventures we do not own. None of the debt is recourse to us.
At December 31, 2022, the aggregate unamortized basis difference of our two unconsolidated joint ventures of $6,489 was primarily attributable to the difference between the amount we paid to purchase our interest in these joint ventures, including transaction costs, and the historical carrying value of the net assets of these joint ventures. This difference is being amortized over the remaining useful life of the related properties and the resulting amortization expense is included in equity in net losses of investees in our consolidated statements of comprehensive income (loss).
Note 5. Leases
Rental income from operating leases, including payments derived by index or market-based indices, is recognized on a straight line basis over the lease term when we have determined that the collectability of substantially all of the lease payments is probable. We increased rental income by $10,830, $15,368 and $16,079 to record revenue on a straight line basis during the

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
years ended December 31, 2022, 2021 and 2020, respectively. Rents receivable, excluding properties classified as held for sale, include $86,305 and $82,978 of straight line rent receivables at December 31, 2022 and 2021, respectively.
We do not include in our measurement of our lease receivables certain variable payments, including payments determined by changes in the index or market-based indices after the inception of the lease, certain tenant reimbursements and other income until the specific events that trigger the variable payments have occurred. Such payments totaled $83,103, $85,107 and $75,851 for the years ended December 31, 2022, 2021 and 2020, respectively, of which tenant reimbursements totaled $78,388, $81,295 and $71,385, respectively.
The following operating lease maturity analysis presents the future contractual lease payments to be received by us through 2053 as of December 31, 2022:

Year	Amount
2023	$393,318
2024	358,254
2025	313,267
2026	279,820
2027	248,976
Thereafter	1,393,682
Total	$2,987,317
As of December 31, 2022, tenants representing approximately 1.5% of our total operating lease maturities had exercisable rights to terminate their leases before the stated terms of their leases expire. In 2023, 2024, 2025, 2026, 2027, 2028, 2029, 2030, 2031, 2035, 2037 and 2040, early termination rights become exercisable by other tenants who represented an additional approximately 1.3%, 2.4%, 5.6%, 1.6%, 1.6%, 5.5%, 2.1%, 1.6%, 0.3%, 3.5%, 0.4% and 1.7% of our total operating lease maturities, respectively. In certain circumstances, some leases provide the tenant with the right to terminate if the legislature or other funding authority does not appropriate the funding necessary for the tenant to meet its lease obligations; we have determined the fixed non-cancelable lease term of these leases to be the full term of the lease because we believe the occurrence of early terminations to be a remote contingency based on both our historical experience and our assessments of the likelihood of lease cancellation on a separate lease basis. As of December 31, 2022, 10 of our tenants had the right to terminate their leases if the respective legislature or other funding authority does not appropriate the funding necessary for the tenant to meet its obligation. These 10 tenants represented approximately 4.8% of our total operating lease maturities as of December 31, 2022.
Leases where we are the lessee. We had one lease where we were the lessee which expired on January 31, 2021. We subleased a portion of the space, which sublease also expired on January 31, 2021. Rent expense incurred under the lease, net of sublease revenue, was $79 and $1,749 for the years ended December 31, 2021 and 2020, respectively.
Note 6. Business and Property Management Agreements with RMR
We have no employees. The personnel and various services we require to operate our business are provided to us by The RMR Group LLC, or RMR. We have two agreements with RMR to provide management services to us: (1) a business management agreement, which relates to our business generally; and (2) a property management agreement, which relates to our property level operations.
Management Agreements with RMR. Our management agreements with RMR provide for an annual base management fee, an annual incentive management fee and property management and construction supervision fees, payable in cash, among other terms:
•Base Management Fee. The annual base management fee payable to RMR by us for each applicable period is equal to the lesser of:
•the sum of (a) 0.5% of the average aggregate historical cost of the real estate assets acquired from a REIT to which RMR provided business management or property management services, or the Transferred Assets, plus (b) 0.7% of the average aggregate historical cost of our real estate investments excluding the Transferred Assets up to $250,000, plus (c) 0.5% of the average aggregate historical cost of our real estate investments excluding the Transferred Assets exceeding $250,000; and

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
•the sum of (a) 0.7% of the average closing price per share of our common shares on the stock exchange on which such shares are principally traded during such period, multiplied by the average number of our common shares outstanding during such period, plus the daily weighted average of the aggregate liquidation preference of each class of our preferred shares outstanding during such period, plus the daily weighted average of the aggregate principal amount of our consolidated indebtedness during such period, or, together, our Average Market Capitalization, up to $250,000, plus (b) 0.5% of our Average Market Capitalization exceeding $250,000.
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
•Incentive Management Fee. The incentive management fee which may be earned by RMR for an annual period is calculated as follows:
•An amount, subject to a cap based on the value of our common shares outstanding, equal to 12% of the product of:
•our equity market capitalization on the last trading day of the year immediately prior to the relevant three year measurement period, and
•the amount (expressed as a percentage) by which the total return per share, as defined in the business management agreement and further described below, of our common shareholders (i.e., share price appreciation plus dividends) exceeds the total shareholder return of the applicable index, or the benchmark return per share, for the relevant measurement period. The MSCI U.S. REIT/Office REIT Index is the benchmark index for periods on and after August 1, 2021, and the SNL U.S. REIT Office Index is the benchmark index for periods prior to August 1, 2021.

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
•Incentive management fees we paid to RMR for any period may be subject to “clawback” if our financial statements for that period are restated due to material non-compliance with any financial reporting requirements under the securities laws as a result of the bad faith, fraud, willful misconduct or gross negligence of RMR and the amount of the incentive management fee we paid was greater than the amount we would have paid based on the restated financial statements.
Pursuant to our business management agreement with RMR, we recognized net business management fees of $17,376, $18,637 and $17,358 for the years ended December 31, 2022, 2021 and 2020, respectively. The net business management fees we recognized are included in general and administrative expenses in our consolidated statements of comprehensive income (loss) for these periods. The net business management fees we recognized for each of the years ended December 31, 2022, 2021 and 2020 reflect a reduction of $603, for the amortization of the liability we recorded in connection with our former investment in RMR Inc., as further described in Note 2. We did not incur any incentive management fee pursuant to our business management agreement for the years ended December 31, 2022, 2021 or 2020.
•Property Management and Construction Supervision Fees. The property management fees payable to RMR by us for each applicable period are equal to 3.0% of gross collected rents and the construction supervision fees payable to RMR by us for each applicable period are equal to 5.0% of construction costs. Pursuant to our property management agreement with RMR, we recognized aggregate net property management and construction supervision fees of $25,756, $21,103 and $20,774 for each of the years ended December 31, 2022, 2021 and 2020, respectively. The net property management and construction supervision fees we recognized for the years ended December 31, 2022, 2021 and 2020 reflect a reduction of $484 for each of those years for the amortization of the liability we recorded in connection with our former investment in RMR Inc., as further described in Note 2. For the years ended December 31, 2022, 2021 and 2020, $15,839, $16,507 and $17,328, respectively, of the total net property management and construction supervision fees were expensed to other operating expenses in our consolidated statements of income (loss) and $9,917, $4,596 and $3,446, respectively, were capitalized as building improvements in our consolidated balance sheets. The amounts capitalized are being depreciated over the estimated useful lives of the related capital assets.
•Expense Reimbursement. We are generally responsible for all of our operating expenses, including certain expenses incurred or arranged by RMR on our behalf. We are generally not responsible for payment of RMR’s employment, office or administrative expenses incurred to provide management services to us, except for the employment and related expenses of RMR’s employees assigned to work exclusively or partly at our properties, our share of the wages, benefits and other related costs of RMR’s centralized accounting personnel, our share of RMR’s costs for providing our internal audit function and as otherwise agreed. Our property level operating expenses are generally incorporated into rents charged to our tenants, including certain payroll and related costs incurred by RMR. We reimbursed RMR $24,371, $24,766 and $24,919 for these expenses and costs for each of the years ended December 31, 2022, 2021 and 2020, respectively. We included these amounts in other operating expenses and general and administrative expense, as applicable, for these periods.
•Term. Our management agreements with RMR have terms that end on December 31, 2042, and automatically extend on December 31st of each year for an additional year, so that the terms of our management agreements thereafter end on the 20th anniversary of the date of the extension.
•Termination Rights. We have the right to terminate one or both of our management agreements with RMR: (i) at any time on 60 days’ written notice for convenience, (ii) immediately on written notice for cause, as defined therein, (iii) on written notice given within 60 days after the end of an applicable calendar year for a performance reason, as defined therein, and (iv) by written notice during the 12 months following a change of control of RMR, as defined therein. RMR has the right to terminate the management agreements for good reason, as defined therein.
•Termination Fee. If we terminate one or both of our management agreements with RMR for convenience, or if RMR terminates one or both of our management agreements for good reason, we have agreed to pay RMR a termination fee in an amount equal to the sum of the present values of the monthly future fees, as defined therein, for the terminated management agreement(s) for the term that was remaining prior to such termination, which, depending on the time of termination, would be between 19 and 20 years. If we terminate one or both of our management agreements with RMR

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
for a performance reason, we have agreed to pay RMR the termination fee calculated as described above, but assuming a 10-year term was remaining prior to the termination. We are not required to pay any termination fee if we terminate our management agreements with RMR for cause or as a result of a change of control of RMR.
•Transition Services. RMR has agreed to provide certain transition services to us for 120 days following an applicable termination by us or notice of termination by RMR, including cooperating with us and using commercially reasonable efforts to facilitate the orderly transfer of the management and real estate investment services provided under our business management agreement and to facilitate the orderly transfer of the management of the managed properties under our property management agreement, as applicable.
•Vendors. Pursuant to our management agreements with RMR, RMR may from time to time negotiate on our behalf with certain third party vendors and suppliers for the procurement of goods and services to us. As part of this arrangement, we may enter agreements with RMR and other companies to which RMR or its subsidiaries provide management services for the purpose of obtaining more favorable terms from such vendors and suppliers.
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
Management Agreements between our Joint Ventures and RMR. RMR provides management services to our two unconsolidated joint ventures. We are not obligated to pay management fees to RMR under our management agreements with RMR for the services it provides regarding the joint ventures. The joint ventures pay management fees directly to RMR.
Note 7. Related Person Transactions
We have relationships and historical and continuing transactions with RMR, RMR Inc., and others related to them, including other companies to which RMR or its subsidiaries provide management services and some of which have trustees, directors or officers who are also our Trustees or officers. RMR is a majority owned subsidiary of RMR Inc. The Chair of our Board of Trustees and one of our Managing Trustees, Adam Portnoy, is the sole trustee, an officer and the controlling shareholder of ABP Trust, which is the controlling shareholder of RMR Inc., the chair of the board of directors, a managing director, the president and chief executive officer of RMR Inc. and an officer and employee of RMR. Jennifer Clark, our other Managing Trustee, is a managing director and the executive vice president, general counsel and secretary of RMR Inc., an officer and employee of RMR and an officer of ABP Trust. Each of our officers is also an officer and employee of RMR. Some of our Independent Trustees also serve as independent trustees or independent directors of other public companies to which RMR or its subsidiaries provide management services. Mr. Portnoy serves as chair of the boards and as a managing director or managing trustee of these public companies. Other officers of RMR, including Ms. Clark, serve as managing trustees, managing directors or officers of certain of these companies.
Our Manager, RMR. We have two agreements with RMR to provide management services to us. RMR also provides management services to our unconsolidated joint ventures. See Note 6 for more information regarding our and our unconsolidated joint ventures’ management agreements with RMR.
Leases with RMR. We lease office space to RMR in certain of our properties for RMR’s property management offices. Pursuant to our lease agreements with RMR, we recognized rental income from RMR for leased office space of $1,126, $1,138 and $1,120 for the years ended December 31, 2022, 2021 and 2020, respectively. Our office space leases with RMR are terminable by RMR if our management agreements with RMR are terminated.
Share Awards to RMR Employees. As described further in Note 11, we award shares to our officers and other employees of RMR annually. Generally, one fifth of these awards vest on the grant date and one fifth vests on each of the next four anniversaries of the grant dates. In certain instances, we may accelerate the vesting of an award, such as in connection with the award holder’s retirement as an officer of us or an officer or employee of RMR. These awards to RMR employees are in addition to the share awards to our Managing Trustees, as Trustee compensation, and the fees we paid to RMR. See Note 11 for more information regarding our share awards and activity as well as certain share purchases we made in connection with share award recipients satisfying tax withholding obligations on vesting share awards.
Sonesta. In June 2021, we entered into a 30-year lease agreement with a subsidiary of Sonesta International Hotels Corporation, or Sonesta, in connection with the redevelopment of an office property we own in Washington, D.C. as a mixed-

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
use property. Sonesta’s lease is for the planned full-service hotel component of the property that will include approximately 230,000 rentable square feet, which represents approximately 54% of the total square feet upon completion of the redevelopment. The term of the lease commences upon our delivery of the completed hotel, which we estimate to occur in the second quarter of 2023. Sonesta has two options to extend the term for 10 years each. Pursuant to the lease agreement, Sonesta will pay us annual base rent of approximately $6,436 beginning 18 months after the lease commences. The annual base rent will increase by 10% every five years throughout the term. Sonesta is also obligated to pay its pro rata share of the operating costs for the property. We estimate that the total cost to build the hotel space will be approximately $66,000. Mr. Portnoy is a director and controlling shareholder of Sonesta and Ms. Clark is a director of Sonesta. Another officer and employee of RMR is a director and the president and chief executive officer of Sonesta.
Affiliates Insurance Company. Until its dissolution on February 13, 2020, we, ABP Trust and five other companies to which RMR provides management services owned Affiliates Insurance Company, or AIC, in equal portions. In connection with AIC’s dissolution, we and each other AIC shareholder received a liquidating distribution of $287 in June 2020 and a final liquidating distribution of $11 in December 2021.
Note 8. Concentration
Tenant and Credit Concentration
We define annualized rental income as the annualized contractual base rents from our tenants pursuant to our lease agreements as of the measurement date, plus straight line rent adjustments and estimated recurring expense reimbursements to be paid to us, and excluding lease value amortization. As of December 31, 2022, 2021 and 2020, the U.S. government and certain state and other government tenants combined were responsible for approximately 28.5%, 28.9% and 35.3%, respectively, of our annualized rental income. The U.S. government is our largest tenant by annualized rental income and represented approximately 19.7%, 19.5%, and 25.2% of our annualized rental income as of December 31, 2022, 2021 and 2020, respectively.
Geographic Concentration
At December 31, 2022, our 160 wholly owned properties were located in 30 states and the District of Columbia. Properties located in California, Virginia, Illinois, the District of Columbia and Georgia were responsible for approximately 11.7%, 11.0%, 10.8%, 10.5%, and 9.0% of our annualized rental income as of December 31, 2022, respectively.

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
Note 9. Indebtedness
At December 31, 2022 and 2021, our outstanding indebtedness consisted of the following:

	December 31,
	2022	2021
Revolving credit facility, due in 2023	$195,000	$—
Senior unsecured notes, 4.00% interest rate, due in 2022 (1)	—	300,000
Senior unsecured notes, 4.25% interest rate, due in 2024	350,000	350,000
Senior unsecured notes, 4.50% interest rate, due in 2025	650,000	650,000
Senior unsecured notes, 2.650% interest rate, due in 2026	300,000	300,000
Senior unsecured notes, 2.400% interest rate, due in 2027	350,000	350,000
Senior unsecured notes, 3.450% interest rate, due in 2031	400,000	400,000
Senior unsecured notes, 6.375% interest rate, due in 2050	162,000	162,000
Mortgage note payable, 4.220% interest rate, due in 2022 (2)	—	25,055
Mortgage note payable, 3.700% interest rate, due in 2023	50,000	50,000
Mortgage note payable, 4.800% interest rate, due in 2023 (3)	—	23,246
	2,457,000	2,610,301
Unamortized debt premiums, discounts and issuance costs	(24,208)	(32,351)
	$2,432,792	$2,577,950
(1)These senior notes were redeemed in June 2022.
(2)This mortgage note was prepaid, at par plus accrued interest, in April 2022.
(3)This mortgage note was prepaid, at a discounted amount of $22,176 plus accrued interest, in October 2022.
Our $750,000 revolving credit facility is governed by a credit agreement, or our credit agreement, with a syndicate of institutional lenders that includes a feature under which the maximum aggregate borrowing availability may be increased to up to $1,950,000 in certain circumstances.
Our $750,000 revolving credit facility is available for general business purposes, including acquisitions. In November 2022, we exercised our option to extend the maturity date of our revolving credit facility to July 31, 2023 and paid an extension fee of $469 and, subject to our payment of an extension fee and meeting certain other conditions, we have the option to extend the maturity date of our revolving credit facility by one additional six month period. We can borrow, repay and reborrow funds available under our revolving credit facility until maturity and no principal repayment is due until maturity. We are required to pay interest at a rate of LIBOR plus a premium, which was 110 basis points per annum at December 31, 2022, on the amount outstanding under our revolving credit facility. We also pay a facility fee on the total amount of lending commitments under our revolving credit facility, which was 25 basis points per annum at December 31, 2022. Both the interest rate premium and facility fee are subject to adjustment based upon changes to our credit ratings. As of December 31, 2022 and 2021, the annual interest rate payable on borrowings under our revolving credit facility was 5.4% and 1.2%, respectively. The weighted average annual interest rate for borrowings under our revolving credit facility was 4.0%, 1.2% and 2.0% for the years ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022 and February 14, 2023, we had $195,000 and $220,000, respectively, outstanding under our revolving credit facility and $555,000 and $530,000, respectively, available for borrowing.
Our credit agreement and senior unsecured notes indentures and their supplements provide for acceleration of payment of all amounts due thereunder upon the occurrence and continuation of certain events of default, such as, in the case of our credit agreement, a change of control of us, which includes RMR ceasing to act as our business and property manager. Our credit agreement and senior unsecured notes indentures and their supplements also contain covenants, including covenants that restrict our ability to incur debts, require us to comply with certain financial covenants and, in the case of our credit agreement, restrict our ability to make distributions under certain circumstances. We believe we were in compliance with the terms and conditions of the respective covenants under our credit agreement and senior unsecured notes indentures and their supplements at December 31, 2022.

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
Senior Unsecured Note Redemption
In June 2022, we redeemed, at par plus accrued interest, all $300,000 of our 4.00% senior unsecured notes due July 2022. As a result of this redemption, we recognized a loss on early extinguishment of debt of $77 during the year ended December 31, 2022, from the write off of unamortized discounts and debt issuance costs.
Mortgage Note Prepayments
In April 2022, we prepaid, at par plus accrued interest, a mortgage note secured by one property with an outstanding principal balance of $24,863, an annual interest rate of 4.22% and a maturity date in July 2022.
In October 2022, we prepaid, at a discounted amount of $22,176 plus accrued interest, a mortgage note secured by one property with an outstanding principal balance of $22,901, an annual interest rate of 4.80% and a maturity date in June 2023. As a result of this discounted prepayment, we recognized a gain on early extinguishment of debt of $759 during the year ended December 31, 2022, after the write off of unamortized premiums and debt issuance costs.
At December 31, 2022, one of our properties with a net book value of $55,071 was encumbered by a mortgage note with a principal balance of $50,000. Our mortgage note is non-recourse, subject to certain limited exceptions, and does not contain any material financial covenants.
None of our unsecured debt obligations require sinking fund payments prior to their maturity dates.
The required principal payments due during the next five years and thereafter under all our outstanding consolidated debt as of December 31, 2022 were as follows:

Year	Principal Payment
2023	$245,000
2024	350,000
2025	650,000
2026	300,000
2027	350,000
Thereafter	562,000
Total	$2,457,000	(1)
(1)Total consolidated debt outstanding as of December 31, 2022, net of unamortized premiums, discounts and issuance costs totaling $24,208, was $2,432,792.

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
Note 10. Fair Value of Assets and Liabilities
Our financial instruments include our cash and cash equivalents, restricted cash, rents receivable, accounts payable, a revolving credit facility, senior unsecured notes, a mortgage note payable, amounts due to related persons, other accrued expenses and security deposits. At December 31, 2022 and 2021, the fair values of our financial instruments approximated their carrying values in our consolidated financial statements, due to their short term nature or floating interest rates, except as follows:

	As of December 31, 2022		As of December 31, 2021
Financial Instrument	Carrying Value (1)	Fair Value	Carrying Value (1)	Fair Value
Senior unsecured notes, 4.00% interest rate, due in 2022 (2)	$—	$—	$299,500	$304,148
Senior unsecured notes, 4.25% interest rate, due in 2024	346,863	331,601	344,581	365,449
Senior unsecured notes, 4.50% interest rate, due in 2025	642,818	589,388	639,370	687,749
Senior unsecured notes, 2.650% interest rate, due in 2026	297,839	232,770	297,213	298,502
Senior unsecured notes, 2.400% interest rate, due in 2027	347,466	256,606	346,845	339,764
Senior unsecured notes, 3.450% interest rate, due in 2031	396,178	268,004	395,744	388,458
Senior unsecured notes, 6.375% interest rate, due in 2050	156,711	113,075	156,519	177,098
Mortgage notes payable (3)	49,917	49,099	98,178	100,294
Total	$2,237,792	$1,840,543	$2,577,950	$2,661,462
(1)Includes unamortized debt premiums, discounts and issuance costs totaling $24,208 and $32,351 as of December 31, 2022 and 2021, respectively.
(2)These senior notes were redeemed in June 2022.
(3)Balance as of December 31, 2021 includes a mortgage note secured by one property with an outstanding principal amount of $25,055 that was prepaid, at par plus accrued interest, in April 2022 and a mortgage note secured by one property with an outstanding principal balance of $23,246 that was prepaid, at a discounted amount of $22,176 plus accrued interest, in October 2022.
We estimated the fair values of our senior unsecured notes (except for our senior unsecured notes due 2050) using an average of the bid and ask price of the notes (Level 2 inputs as defined in the fair value hierarchy under GAAP) as of the measurement date. We estimated the fair values of our senior unsecured notes due 2050 based on the closing price on Nasdaq (Level 1 inputs as defined in the fair value hierarchy under GAAP) as of the measurement date. We estimated the fair values of our mortgage notes payable using discounted cash flow analyses and currently prevailing market rates (Level 3 inputs as defined in the fair value hierarchy under GAAP) as of the measurement date. Because Level 3 inputs are unobservable, our estimated fair values may differ materially from the actual fair values.
Note 11. Shareholders’ Equity
Share Awards
We have common shares available for issuance under the terms of our Amended and Restated 2009 Incentive Share Award Plan, or the 2009 Plan. During the years ended December 31, 2022, 2021 and 2020, we awarded to our officers and other employees of RMR annual share awards of 141,200, 117,800 and 108,600 of our common shares, respectively, valued at $2,470, $2,994 and $2,502, in aggregate, respectively. We also awarded each of our then Trustees 3,500 of our common shares in each of 2022, 2021 and 2020 as part of their annual compensation. These awards had aggregate values of $593 ($66 per Trustee), $837 ($105 per Trustee) and $745 ($93 per Trustee) in 2022, 2021 and 2020, respectively. The values of the share awards were based upon the closing price of our common shares trading on Nasdaq on the date of award. The common shares awarded to our officers and certain other employees of RMR vest in five equal annual installments beginning on the date of award. The common shares awarded to our Trustees vest immediately. We recognize share forfeitures as they occur and include the value of awarded shares in general and administrative expenses ratably over the vesting period.

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
A summary of shares awarded, forfeited, vested and unvested under the terms of the 2009 Plan for the years ended December 31, 2022, 2021 and 2020, is as follows:

	2022		2021		2020
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of year	182,224	$26.23	157,521	$29.26	106,680	$40.16
Awarded	172,700	$17.74	145,800	$26.28	136,600	$23.77
Forfeited	(1,900)	$25.97	(700)	$25.97	(586)	$43.75
Vested	(121,723)	$23.24	(120,397)	$30.24	(85,173)	$34.02
Unvested at end of year	231,301	$21.47	182,224	$26.23	157,521	$29.26
The 231,301 unvested shares as of December 31, 2022 are scheduled to vest as follows: 84,941 shares in 2023, 67,620 shares in 2024, 50,500 shares in 2025 and 28,240 shares in 2026. As of December 31, 2022, the estimated future compensation expense for the unvested shares was $4,343. The weighted average period over which the compensation expense will be recorded is approximately 22 months. During the years ended December 31, 2022, 2021 and 2020, we recorded $2,905, $2,868 and $3,315, respectively, of compensation expense related to the 2009 Plan. At December 31, 2022, 847,631 of our common shares remained available for issuance under the 2009 Plan.
Share Purchases
During the years ended December 31, 2022, 2021 and 2020, we purchased 30,821, 37,801 and 19,589 of our common shares, respectively, valued at weighted average share prices of $17.54, $26.55 and $22.15 per common share, respectively, from certain of our current and former Trustees and officers and certain current and former officers and employees of RMR in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of our common shares.
Distributions
During the years ended December 31, 2022, 2021 and 2020, we paid distributions on our common shares as follows:

	Annual Per Share Distribution	Total Distributions	Characterization of Distributions
Year			Return of Capital	Ordinary Income	Qualified Dividend
2022	$2.20	$106,630	62.68%	37.32%	—%
2021	$2.20	$106,368	—%	100.00%	—%
2020	$2.20	$106,121	—%	100.00%	—%
On January 12, 2023, we declared a regular quarterly distribution payable to common shareholders of record on January 23, 2023 in the amount of $0.55 per share, or approximately $26,700. We expect to pay this distribution on or about February 16, 2023.

OFFICE PROPERTIES INCOME TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2022
(dollars in thousands)

				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Cost amount carried at Close of Period
Property	Location	Number of Properties	Encumbrances (1)	Land	Buildings and Equipment		Impairments/ Writedowns	Land	Buildings and Equipment	Total (2)	Accumulated Depreciation (3)	Date(s) Acquired	Original Construction Date(s)
445 Jan Davis Drive	Huntsville, AL	1	$—	$1,501	$1,492	$—	$—	$1,501	$1,492	$2,993	$(160)	12/31/2018	2007
131 Clayton Street	Montgomery, AL	1	—	920	9,084	417	—	920	9,501	10,421	(2,690)	6/22/2011	2007
4344 Carmichael Road	Montgomery, AL	1	—	1,374	11,658	562	—	1,374	12,220	13,594	(2,766)	12/17/2013	2009
15451 North 28th Avenue	Phoenix, AZ	1	—	1,917	7,416	765	—	1,917	8,181	10,098	(1,756)	9/10/2014	1996
16001 North 28th Avenue	Phoenix, AZ	1	—	3,355	412	1,146	—	3,355	1,558	4,913	(273)	12/31/2018	1998
711 S 14th Avenue	Safford, AZ	1	—	460	11,708	884	(4,440)	364	8,248	8,612	(1,381)	6/16/2010	1992
Regents Center	Tempe, AZ	2	—	4,121	3,042	293	—	4,121	3,335	7,456	(660)	12/31/2018	1988
Campbell Place	Carlsbad, CA	2	—	5,769	3,871	7,517	—	5,769	11,388	17,157	(2,438)	12/31/2018	2007
Folsom Corporate Center	Folsom, CA	1	—	2,904	5,583	1,567	—	2,904	7,150	10,054	(816)	12/31/2018	2008
Bayside Technology Park	Fremont, CA	1	—	10,784	648	198	—	10,784	846	11,630	(110)	12/31/2018	1990
10949 N. Mather Boulevard	Rancho Cordova, CA	1	—	562	16,923	1,012	—	562	17,935	18,497	(4,165)	10/30/2013	2012
11020 Sun Center Drive	Rancho Cordova, CA	1	—	1,466	8,797	1,409	—	1,466	10,206	11,672	(1,827)	12/20/2016	1983
100 Redwood Shores Parkway	Redwood City, CA	1	—	14,454	7,721	—	—	14,454	7,721	22,175	(857)	12/31/2018	1993
3875 Atherton Road	Rocklin, CA	1	—	177	853	23	—	177	876	1,053	(95)	12/31/2018	1991
801 K Street	Sacramento, CA	1	—	4,688	61,994	9,465	—	4,688	71,459	76,147	(12,968)	1/29/2016	1989
9815 Goethe Road	Sacramento, CA	1	—	1,450	9,465	1,603	—	1,450	11,068	12,518	(3,109)	9/14/2011	1992
Capitol Place	Sacramento, CA	1	—	2,290	35,891	8,767	—	2,290	44,658	46,948	(14,418)	12/17/2009	1988
4560 Viewridge Road	San Diego, CA	1	—	4,269	18,316	5,146	—	4,347	23,384	27,731	(13,942)	3/31/1997	1996
2115 O’Nel Drive	San Jose, CA	1	—	12,305	5,062	350	—	12,305	5,412	17,717	(587)	12/31/2018	1984
North First Street	San Jose, CA	1	—	8,311	4,003	411	—	8,311	4,414	12,725	(572)	12/31/2018	1984
Rio Robles Drive	San Jose, CA	3	—	23,687	13,698	12,637	—	23,687	26,335	50,022	(2,332)	12/31/2018	1984
2450 and 2500 Walsh Avenue	Santa Clara, CA	2	—	13,374	16,651	194	—	13,374	16,845	30,219	(1,878)	12/31/2018	1982
3250 and 3260 Jay Street	Santa Clara, CA	2	—	19,899	14,051	20	—	19,899	14,071	33,970	(1,558)	12/31/2018	1982
603 San Juan Avenue	Stockton, CA	1	—	563	5,470	93	—	563	5,563	6,126	(1,436)	7/20/2012	2012
350 West Java Drive	Sunnyvale, CA	1	—	24,609	462	408	—	24,609	870	25,479	(93)	12/31/2018	1984
7958 South Chester Street	Centennial, CO	1	—	6,682	7,153	1,410	—	6,682	8,563	15,245	(924)	12/31/2018	2000
350 Spectrum Loop	Colorado Springs, CO	1	—	3,650	7,732	573	—	3,650	8,305	11,955	(933)	12/31/2018	2000
12795 West Alameda Parkway	Lakewood, CO	1	—	2,640	23,777	1,535	—	2,640	25,312	27,952	(8,177)	1/15/2010	1988
Corporate Center	Lakewood, CO	3	—	2,887	27,537	2,689	—	2,887	30,226	33,113	(14,630)	10/11/2002	1980

OFFICE PROPERTIES INCOME TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2022
(dollars in thousands)

				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Cost amount carried at Close of Period
Property	Location	Number of Properties	Encumbrances (1)	Land	Buildings and Equipment		Impairments/ Writedowns	Land	Buildings and Equipment	Total (2)	Accumulated Depreciation (3)	Date(s) Acquired	Original Construction Date(s)
11 Dupont Circle, NW	Washington, DC	1	—	28,255	44,743	18,712	—	28,255	63,455	91,710	(10,002)	10/2/2017	1974
1211 Connecticut Avenue, NW	Washington, DC	1	—	30,388	24,667	3,871	—	30,388	28,538	58,926	(4,681)	10/2/2017	1967
1401 K Street, NW	Washington, DC	1	—	29,215	34,656	7,146	—	29,215	41,802	71,017	(7,675)	10/2/2017	1929
20 Massachusetts Avenue	Washington, DC	1	—	12,009	51,527	178,984	—	12,231	230,289	242,520	(42,535)	3/31/1997	1996
440 First Street, NW	Washington, DC	1	—	27,903	38,624	2,315	—	27,903	40,939	68,842	(5,678)	10/2/2017	1982
625 Indiana Avenue	Washington, DC	1	—	26,000	25,955	10,652	—	26,000	36,607	62,607	(10,956)	8/17/2010	1989
840 First Street, NE	Washington, DC	1	—	42,727	73,278	3,949	—	42,727	77,227	119,954	(11,073)	10/2/2017	2003
10350 NW 112th Avenue	Miami, FL	1	—	4,798	2,757	1,903	—	4,798	4,660	9,458	(441)	12/31/2018	2002
7850 Southwest 6th Court	Plantation, FL	1	—	4,800	30,592	1,167	—	4,800	31,759	36,559	(9,022)	5/12/2011	1999
8900 Grand Oak Circle	Tampa, FL	1	—	1,100	11,773	1,142	—	1,100	12,915	14,015	(3,830)	10/15/2010	1994
180 Ted Turner Drive SW	Atlanta, GA	1	—	5,717	20,017	726	—	5,717	20,743	26,460	(5,401)	7/25/2012	2007
1224 Hammond Drive	Atlanta, GA	1	—	13,040	135,459	11,627	—	13,040	147,086	160,126	(6,189)	6/25/2021	2020
Corporate Square	Atlanta, GA	5	—	3,996	29,762	28,076	—	3,996	57,838	61,834	(20,701)	7/16/2004	1967
Executive Park	Atlanta, GA	1	—	1,521	11,826	4,123	—	1,521	15,949	17,470	(8,424)	7/16/2004	1972
One Georgia Center	Atlanta, GA	1	—	10,250	27,933	18,781	—	10,250	46,714	56,964	(11,782)	9/30/2011	1968
One Primerica Parkway	Duluth, GA	1	—	6,927	22,951	—	—	6,927	22,951	29,878	(2,545)	12/31/2018	2013
4712 Southpark Boulevard	Ellenwood, GA	1	—	1,390	19,635	248	—	1,390	19,883	21,273	(5,152)	7/25/2012	2005
8305 NW 62nd Avenue	Johnston, IA	1	—	2,649	7,997	—	—	2,649	7,997	10,646	(887)	12/31/2018	2011
1185, 1249 & 1387 S. Vinnell Way	Boise, ID	3	—	3,390	29,026	1,101	—	3,390	30,127	33,517	(7,835)	9/11/2012	1996; 1997; 2002
2020 S. Arlington Heights	Arlington Heights, IL	1	—	1,450	13,588	2,139	—	1,450	15,727	17,177	(4,654)	12/29/2009	1988
400 South Jefferson Street	Chicago, IL	1	49,917	19,379	20,115	783	—	19,379	20,898	40,277	(2,381)	12/31/2018	1947
1000 W. Fulton	Chicago, IL	1	—	42,935	252,914	94	—	42,935	253,008	295,943	(12,816)	6/24/2021	2015
HUB 1415	Naperville, IL	1	—	12,333	20,586	16,211	—	12,333	36,797	49,130	(4,616)	12/31/2018	2001
440 North Fairway Drive	Vernon Hills, IL	1	—	4,465	441	10	—	4,465	451	4,916	(51)	12/31/2018	1992
7601 and 7635 Interactive Way	Indianapolis, IN	2	—	3,337	14,522	34	—	3,337	14,556	17,893	(1,517)	12/31/2018	2003
Intech Park	Indianapolis, IN	3	—	4,170	69,759	10,389	—	4,170	80,148	84,318	(23,417)	10/14/2011	2000; 2001; 2008
7125 Industrial Road	Florence, KY	1	—	1,698	11,722	293	—	1,698	12,015	13,713	(3,030)	12/31/2012	1980
251 Causeway Street	Boston, MA	3	—	26,851	36,756	4,662	—	26,851	41,418	68,269	(7,688)	8/17/2010	1987

OFFICE PROPERTIES INCOME TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2022
(dollars in thousands)

				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Cost amount carried at Close of Period
Property	Location	Number of Properties	Encumbrances (1)	Land	Buildings and Equipment		Impairments/ Writedowns	Land	Buildings and Equipment	Total (2)	Accumulated Depreciation (3)	Date(s) Acquired	Original Construction Date(s)
300 Billerica Road	Chelmsford, MA	1	—	2,223	—	45	—	2,223	45	2,268	(13)	12/31/2018	1984
330 Billerica Road	Chelmsford, MA	1	—	2,477	—	10,103	—	2,477	10,103	12,580	(1,113)	12/31/2018	1984
75 Pleasant Street	Malden, MA	1	—	1,050	31,086	856	—	1,050	31,942	32,992	(10,300)	5/24/2010	2008
25 Newport Avenue	Quincy, MA	1	—	2,700	9,199	2,143	—	2,700	11,342	14,042	(3,154)	2/16/2011	1985
314 Littleton Road	Westford, MA	1	—	5,691	8,487	100	—	5,691	8,587	14,278	(956)	12/31/2018	2007
Annapolis Commerce Center	Annapolis, MD	2	—	4,057	7,665	4,628	—	4,057	12,293	16,350	(1,679)	10/2/2017	1989
4201 Patterson Avenue	Baltimore, MD	1	—	901	8,097	4,134	(85)	893	12,154	13,047	(6,744)	10/15/1998	1989
7001 Columbia Gateway Drive	Columbia, MD	1	—	5,642	10,352	569	—	5,642	10,921	16,563	(1,271)	12/31/2018	2008
Hillside Center	Columbia, MD	2	—	3,437	4,228	971	—	3,437	5,199	8,636	(859)	10/2/2017	2001
TenThreeTwenty	Columbia, MD	1	—	3,126	16,361	3,681	—	3,126	20,042	23,168	(2,782)	10/2/2017	1982
3300 75th Avenue	Landover, MD	1	—	4,110	36,371	3,302	—	4,110	39,673	43,783	(12,615)	2/26/2010	1985
Redland 520/530	Rockville, MD	3	—	12,714	61,377	6,951	—	12,714	68,328	81,042	(8,937)	10/2/2017	2008
Redland 540	Rockville, MD	1	—	10,740	17,714	6,231	—	10,740	23,945	34,685	(5,635)	10/2/2017	2003
Rutherford Business Park	Windsor Mill, MD	1	—	1,598	10,219	545	—	1,598	10,764	12,362	(2,741)	11/16/2012	1972
3550 Green Court	Ann Arbor, MI	1	—	3,630	4,857	—	—	3,630	4,857	8,487	(571)	12/31/2018	1998
11411 E. Jefferson Avenue	Detroit, MI	1	—	630	18,002	567	—	630	18,569	19,199	(5,839)	4/23/2010	2009
Rosedale Corporate Plaza	Roseville, MN	1	—	672	6,045	1,547	—	672	7,592	8,264	(4,636)	12/1/1999	1987
1300 Summit Street	Kansas City, MO	1	—	2,776	12,070	900	—	2,776	12,970	15,746	(3,334)	9/27/2012	1998
2555 Grand Boulevard	Kansas City, MO	1	—	4,209	51,522	4,778	—	4,209	56,300	60,509	(6,356)	12/31/2018	2003
4241 NE 34th Street	Kansas City, MO	1	—	1,133	5,649	4,908	—	1,470	10,220	11,690	(5,127)	3/31/1997	1995
1220 Echelon Parkway	Jackson, MS	1	—	440	25,458	561	—	440	26,019	26,459	(6,800)	7/25/2012	2009
2300 and 2400 Yorkmont Road	Charlotte, NC	2	—	1,334	19,075	3,200	—	1,334	22,275	23,609	(2,725)	12/31/2018	1995
18010 and 18020 Burt Street	Omaha, NE	2	—	6,977	12,500	—	—	6,977	12,500	19,477	(1,386)	12/31/2018	2012
500 Charles Ewing Boulevard	Ewing, NJ	1	—	4,808	26,002	281	—	4,808	26,283	31,091	(2,883)	12/31/2018	2012
299 Jefferson Road	Parsippany, NJ	1	—	4,543	2,914	935	—	4,543	3,849	8,392	(554)	12/31/2018	2011
One Jefferson Road	Parsippany, NJ	1	—	4,415	5,249	63	—	4,415	5,312	9,727	(588)	12/31/2018	2009
Airline Corporate Center	Colonie, NY	1	—	790	6,400	1,827	—	790	8,227	9,017	(1,876)	6/22/2012	2004
1212 Pittsford - Victor Road	Pittsford, NY	1	—	608	78	847	—	608	925	1,533	(106)	12/31/2018	1965

OFFICE PROPERTIES INCOME TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2022
(dollars in thousands)

				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Cost amount carried at Close of Period
Property	Location	Number of Properties	Encumbrances (1)	Land	Buildings and Equipment		Impairments/ Writedowns	Land	Buildings and Equipment	Total (2)	Accumulated Depreciation (3)	Date(s) Acquired	Original Construction Date(s)
2231 Schrock Road	Columbus, OH	1	—	716	217	578	—	716	795	1,511	(98)	12/31/2018	1999
8800 Tinicum Boulevard	Philadelphia, PA	1	—	5,573	22,686	5,934	—	5,573	28,620	34,193	(2,738)	12/31/2018	2000
446 Wrenplace Road	Fort Mill, SC	1	—	5,031	22,524	—	—	5,031	22,524	27,555	(1,140)	12/22/2020	2019
9680 Old Bailes Road	Fort Mill, SC	1	—	834	2,944	53	—	834	2,997	3,831	(333)	12/31/2018	2007
16001 North Dallas Parkway	Addison, TX	2	—	10,282	63,071	1,911	—	10,282	64,982	75,264	(7,529)	12/31/2018	1987
Research Park	Austin, TX	2	—	4,258	13,747	199	—	4,258	13,946	18,204	(2,787)	12/31/2018	1999
10451 Clay Road	Houston, TX	1	—	5,495	10,253	2,432	—	5,495	12,685	18,180	(1,139)	12/31/2018	2013
202 North Castlegory Road	Houston, TX	1	—	863	5,024	8	—	863	5,032	5,895	(524)	12/31/2018	2016
4221 W. John Carpenter Freeway	Irving, TX	1	—	1,413	2,365	1,843	—	1,413	4,208	5,621	(1,091)	12/31/2018	1995
8675, 8701-8711 Freeport Pkwy and 8901 Esters Boulevard	Irving, TX	3	—	10,185	31,566	68	—	10,185	31,634	41,819	(3,500)	12/31/2018	1990
1511 East Common Street	New Braunfels, TX	1	—	4,965	1,266	251	—	4,965	1,517	6,482	(223)	12/31/2018	2005
2900 West Plano Parkway	Plano, TX	1	—	6,819	8,831	—	—	6,819	8,831	15,650	(979)	12/31/2018	1998
3400 West Plano Parkway	Plano, TX	1	—	4,543	15,964	321	—	4,543	16,285	20,828	(1,828)	12/31/2018	1994
3600 Wiseman Boulevard	San Antonio, TX	1	—	3,493	6,662	3,309	—	3,493	9,971	13,464	(1,714)	12/31/2018	2004
701 Clay Road	Waco, TX	1	—	2,030	8,708	14,479	—	2,060	23,157	25,217	(8,473)	12/23/1997	1997
1800 Novell Place	Provo, UT	1	—	7,487	43,487	11,404	—	7,487	54,891	62,378	(5,233)	12/31/2018	2000
4885-4931 North 300 West	Provo, UT	2	—	3,915	9,429	21	—	3,915	9,450	13,365	(1,113)	12/31/2018	2009
14660, 14672 & 14668 Lee Road	Chantilly, VA	3	—	6,966	74,214	7,567	—	6,966	81,781	88,747	(12,503)	12/22/2016	1998; 2002; 2006
Enterchange at Meadowville	Chester, VA	1	—	1,478	9,594	1,369	—	1,478	10,963	12,441	(2,367)	8/28/2013	1999
7987 Ashton Avenue	Manassas, VA	1	—	1,562	8,253	1,069	—	1,562	9,322	10,884	(1,628)	1/3/2017	1989
Two Commercial Place	Norfolk, VA	1	—	4,494	21,508	780	—	4,494	22,288	26,782	(2,350)	12/31/2018	1974
1759 Business Center Drive	Reston, VA	1	—	4,033	28,517	1,562	—	4,033	30,079	34,112	(6,349)	5/28/2014	1987
1760 Business Center Drive	Reston, VA	1	—	5,033	50,141	6,251	—	5,033	56,392	61,425	(11,959)	5/28/2014	1987
1775 Wiehle Avenue	Reston, VA	1	—	4,138	26,120	4,552	—	4,138	30,672	34,810	(4,218)	10/2/2017	2001
9201 Forest Hill Avenue	Richmond, VA	1	—	1,344	375	580	—	1,344	955	2,299	(165)	12/31/2018	1985
9960 Mayland Drive	Richmond, VA	1	—	2,614	15,930	3,812	—	2,614	19,742	22,356	(4,402)	5/20/2014	1994
1751 Blue Hills Drive	Roanoke, VA	1	—	2,689	7,761	—	—	2,689	7,761	10,450	(861)	12/31/2018	2003
Atlantic Corporate Park	Sterling, VA	2	—	5,752	29,316	2,885	—	5,752	32,201	37,953	(4,536)	10/2/2017	2008
Orbital Sciences Campus	Sterling, VA	3	—	12,275	19,320	1,876	—	12,275	21,196	33,471	(2,429)	12/31/2018	2001

OFFICE PROPERTIES INCOME TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2022
(dollars in thousands)

				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Cost amount carried at Close of Period
Property	Location	Number of Properties	Encumbrances (1)	Land	Buildings and Equipment		Impairments/ Writedowns	Land	Buildings and Equipment	Total (2)	Accumulated Depreciation (3)	Date(s) Acquired	Original Construction Date(s)
Sterling Park Business Center	Sterling, VA	1	—	5,871	44,324	109	—	5,871	44,433	50,304	(5,832)	10/2/2017	2016
65 Bowdoin Street	S. Burlington, VT	1	—	700	8,416	140	—	700	8,556	9,256	(2,742)	4/9/2010	2009
Stevens Center	Richland, WA	2	—	3,970	17,035	4,737	—	4,042	21,700	25,742	(12,262)	3/31/1997	1995
Unison Elliott Bay-Lab Space	Seattle, WA	2	—	17,316	34,281	49,266	—	17,316	83,547	100,863	(4,180)	12/31/2018	2000
Unison Elliott Bay-Office Space	Seattle, WA	1	—	9,324	18,459	2,122	—	9,324	20,581	29,905	(2,251)	12/31/2018	2000
5353 Yellowstone Road	Cheyenne, WY	1	—	1,915	8,217	2,085	—	1,950	10,267	12,217	(5,872)	3/31/1997	1995
		157	$49,917	$820,568	$2,531,553	$588,478	$(4,525)	$821,238	$3,114,836	$3,936,074	$(561,458)
Properties Held for Sale
Parham Place (4)	Richmond, VA	3	—	913	1,099	572	—	913	1,671	2,584	(188)	6/9/2011	2006
		3	—	913	1,099	572	—	913	1,671	2,584	(188)
		160	$49,917	$821,481	$2,532,652	$589,050	$(4,525)	$822,151	$3,116,507	$3,938,658	$(561,646)
(1) Represents mortgage debt, net of the unamortized balance of the fair value adjustments and debt issuance costs totaling $83.
(2) Excludes the value of real estate intangibles. Aggregate cost for federal income tax purposes is approximately $7,360,476.
(3) Depreciation on building and improvements is provided for periods ranging up to 40 years and on equipment up to seven years.
(4) Properties were sold in January 2023.

OFFICE PROPERTIES INCOME TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2022
(dollars in thousands)

An analysis of the carrying amount of real estate properties and accumulated depreciation is as follows:

	Real Estate Properties	Accumulated Depreciation
Balance at December 31, 2019	$3,493,231	$387,656
Additions	122,116	83,828
Loss on asset impairment	(2,954)	—
Disposals	(31,193)	(13,125)
Cost basis adjustment (1)	(3,968)	(3,968)
Reclassification of assets of properties held for sale	(55,089)	(2,477)
Balance at December 31, 2020	3,522,143	451,914
Additions	584,805	92,266
Loss on asset impairment	(58,696)	—
Disposals	(72,137)	(8,675)
Cost basis adjustment (1)	(37,239)	(37,239)
Reclassification of assets of properties held for sale	(27,790)	(2,354)
Balance at December 31, 2021	3,911,086	495,912
Additions	222,951	96,966
Loss on asset impairment	(17,303)	—
Disposals	(173,841)	(26,997)
Cost basis adjustment (1)	(4,235)	(4,235)
Reclassification of assets of properties held for sale	(2,584)	(188)
Balance at December 31, 2022	$3,936,074	$561,458
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

Dated: February 15, 2023
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Christopher J. Bilotto	President and Chief Operating Officer	February 15, 2023
Christopher J. Bilotto

/s/ Matthew C. Brown	Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)	February 15, 2023
Matthew C. Brown

/s/ Jennifer B. Clark	Managing Trustee	February 15, 2023
Jennifer B. Clark

/s/ Adam D. Portnoy	Managing Trustee	February 15, 2023
Adam D. Portnoy

/s/ Donna D. Fraiche	Independent Trustee	February 15, 2023
Donna D. Fraiche

/s/ Barbara D. Gilmore	Independent Trustee	February 15, 2023
Barbara D. Gilmore

/s/ John L. Harrington	Independent Trustee	February 15, 2023
John L. Harrington

/s/ William A. Lamkin	Independent Trustee	February 15, 2023
William A. Lamkin

/s/ Elena Poptodorova	Independent Trustee	February 15, 2023
Elena Poptodorova

/s/ Jeffrey P. Somers	Independent Trustee	February 15, 2023
Jeffrey P. Somers

/s/ Mark A. Talley	Independent Trustee	February 15, 2023
Mark A. Talley