Form 10-Q
period 2023-03-31
OFFICE PROPERTIES INCOME TRUST
filed 2023-04-26
CIK 1456772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Number of registrant’s common shares of beneficial interest, $.01 par value per share, outstanding as of April 25, 2023: 48,563,709

OFFICE PROPERTIES INCOME TRUST

FORM 10-Q

March 31, 2023

References in this Quarterly Report on Form 10-Q to “the Company”, “OPI”, “we”, “us” or “our” include Office Properties Income Trust and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

PART I.    Financial Information
Item 1.    Financial Statements
OFFICE PROPERTIES INCOME TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)
(unaudited)

	March 31, 2023	December 31, 2022
ASSETS
Real estate properties:
Land	$817,882	$821,238
Buildings and improvements	3,176,756	3,114,836
Total real estate properties, gross	3,994,638	3,936,074
Accumulated depreciation	(584,512)	(561,458)
Total real estate properties, net	3,410,126	3,374,616
Assets of properties held for sale	4,618	2,516
Investments in unconsolidated joint ventures	36,558	35,129
Acquired real estate leases, net	344,064	369,333
Cash and cash equivalents	23,344	12,249
Rents receivable	106,966	105,639
Deferred leasing costs, net	72,762	73,098
Other assets, net	8,562	7,397
Total assets	$4,007,000	$3,979,977

LIABILITIES AND SHAREHOLDERS’ EQUITY
Unsecured revolving credit facility	$245,000	$195,000
Senior unsecured notes, net	2,189,776	2,187,875
Mortgage notes payable, net	49,968	49,917
Liabilities of properties held for sale	568	73
Accounts payable and other liabilities	141,103	140,151
Due to related persons	7,441	6,469
Assumed real estate lease obligations, net	13,503	14,157
Total liabilities	2,647,359	2,593,642

Commitments and contingencies

Shareholders’ equity:
Common shares of beneficial interest, $.01 par value: 200,000,000 shares authorized, 48,563,709 and 48,565,644 shares issued and outstanding, respectively	486	486
Additional paid in capital	2,619,994	2,619,532
Cumulative net income	169,160	169,606
Cumulative common distributions	(1,429,999)	(1,403,289)
Total shareholders’ equity	1,359,641	1,386,335
Total liabilities and shareholders’ equity	$4,007,000	$3,979,977

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OFFICE PROPERTIES INCOME TRUST
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(amounts in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2023	2022

Rental income	$132,422	$147,354

Expenses:
Real estate taxes	15,333	16,645
Utility expenses	7,260	6,865
Other operating expenses	26,057	27,363
Depreciation and amortization	51,692	60,469
Loss on impairment of real estate	—	17,047
Acquisition and transaction related costs	3,218	—
General and administrative	5,925	5,706
Total expenses	109,485	134,095

Gain on sale of real estate	2,548	2,149
Interest and other income	164	1
Interest expense (including net amortization of debt premiums, discounts and issuance costs of $2,205 and $2,404, respectively)	(25,231)	(27,439)
Income (loss) before income tax expense and equity in net losses of investees	418	(12,030)
Income tax expense	(30)	(531)
Equity in net losses of investees	(834)	(846)
Net loss	$(446)	$(13,407)

Weighted average common shares outstanding (basic and diluted)	48,336	48,243

Per common share amounts (basic and diluted):
Net loss	$(0.01)	$(0.28)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OFFICE PROPERTIES INCOME TRUST
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(dollars in thousands)
(unaudited)

	Number of Shares	Common Shares	Additional Paid In Capital	Cumulative Net Income	Cumulative Common Distributions	Total Shareholders’ Equity
Balance at December 31, 2022	48,565,644	$486	$2,619,532	$169,606	$(1,403,289)	$1,386,335
Share grants	—	—	477	—	—	477
Share forfeitures and repurchases	(1,935)	—	(15)	—	—	(15)
Net loss	—	—	—	(446)	—	(446)
Distributions to common shareholders	—	—	—	—	(26,710)	(26,710)
Balance at March 31, 2023	48,563,709	$486	$2,619,994	$169,160	$(1,429,999)	$1,359,641

Balance at December 31, 2021	48,425,665	$484	$2,617,169	$175,715	$(1,296,659)	$1,496,709
Share grants	—	—	415	—	—	415
Share forfeitures	(400)	—	(1)	—	—	(1)
Net loss	—	—	—	(13,407)	—	(13,407)
Distributions to common shareholders	—	—	—	—	(26,634)	(26,634)
Balance at March 31, 2022	48,425,265	$484	$2,617,583	$162,308	$(1,323,293)	$1,457,082
`

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OFFICE PROPERTIES INCOME TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(446)	$(13,407)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	24,947	24,965
Net amortization of debt premiums, discounts and issuance costs	2,205	2,404
Amortization of acquired real estate leases and assumed real estate lease obligations, net	24,614	34,079
Amortization of deferred leasing costs	2,365	2,106
Gain on sale of real estate	(2,548)	(2,149)
Loss on impairment of real estate	—	17,047
Straight line rental income	(4,173)	(2,686)
Other non-cash expenses, net	204	142
Equity in net losses of investees	834	846
Change in assets and liabilities:
Rents receivable	2,846	5,184
Deferred leasing costs	(2,841)	(7,082)
Other assets	(1,189)	(341)
Accounts payable and other liabilities	4,110	(11,919)
Due to related persons	972	1,077
Net cash provided by operating activities	51,900	50,266

CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate improvements	(66,665)	(36,229)
Distributions in excess of earnings from unconsolidated joint ventures	—	51
Contributions to unconsolidated joint ventures	(2,263)	(1,070)
Proceeds from sale of properties, net	5,112	28,464
Net cash used in investing activities	(63,816)	(8,784)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of mortgage notes payable	—	(305)
Borrowings on unsecured revolving credit facility	75,000	—
Repayments on unsecured revolving credit facility	(25,000)	—
Payment of debt issuance costs	(266)	—
Repurchase of common shares	(13)	—
Distributions to common shareholders	(26,710)	(26,634)
Net cash provided by (used in) financing activities	23,011	(26,939)

Increase in cash, cash equivalents and restricted cash	11,095	14,543
Cash, cash equivalents and restricted cash at beginning of period	12,249	84,515
Cash, cash equivalents and restricted cash at end of period	$23,344	$99,058
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OFFICE PROPERTIES INCOME TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(dollars in thousands)
(unaudited)

	Three Months Ended March 31,
	2023	2022
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$25,033	$28,630

NON-CASH INVESTING ACTIVITIES:
Real estate improvements accrued, not paid	$41,172	$25,165
Capitalized interest	$2,106	$607

SUPPLEMENTAL DISCLOSURE OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows:

	As of March 31,
	2023	2022
Cash and cash equivalents	$23,344	$97,656
Restricted cash (1)	—	1,402
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$23,344	$99,058
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

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(unaudited)

Note 1. Basis of Presentation
The accompanying condensed consolidated financial statements of Office Properties Income Trust and its subsidiaries, or OPI, we, us or our, are unaudited. Certain information and disclosures required by U.S. generally accepted accounting principles, or GAAP, for complete financial statements have been condensed or omitted. We believe the disclosures made are adequate to make the information presented not misleading. However, the accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2022, or our 2022 Annual Report. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair statement of results for the interim period have been included. All intercompany transactions and balances with or among our consolidated subsidiaries have been eliminated. Our operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.
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
Note 2. Real Estate Properties
As of March 31, 2023, our wholly owned properties were comprised of 157 properties containing approximately 20,895,000 rentable square feet, with an undepreciated carrying value of $3,999,551, including $4,913 classified as held for sale. We also had noncontrolling ownership interests of 51% and 50% in two unconsolidated joint ventures that own three properties containing approximately 444,000 rentable square feet. We generally lease space at our properties on a gross lease, modified gross lease or net lease basis pursuant to fixed term contracts expiring between 2023 and 2053. Some of our leases generally require us to pay all or some property operating expenses and to provide all or most property management services. During the three months ended March 31, 2023, we entered into 16 leases for approximately 203,000 rentable square feet for a weighted (by rentable square feet) average lease term of 6.8 years and we made commitments of $8,747 for leasing related costs. As of March 31, 2023, we had estimated unspent leasing related obligations of $139,874.
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
Disposition Activities
During the three months ended March 31, 2023, we sold three properties containing approximately 89,000 rentable square feet for a sales price of $5,350, excluding closing costs. The sale of these properties does not represent a significant disposition, nor does it represent a strategic shift in our business. As a result, the results of operations of these properties are included in continuing operations through the date of sale in our condensed consolidated statements of comprehensive income (loss).We recorded a $2,548 gain on sale of real estate during the three months ended March 31, 2023 as a result of this sale.
As of March 31, 2023, we had one property containing approximately 107,000 rentable square feet under agreement to sell for a sales price of $4,900, excluding closing costs, which was classified as held for sale in our condensed consolidated balance sheet. This pending sale is subject to conditions, and accordingly, we cannot be sure that we will complete this sale or that this sale will not be delayed or the terms will not change.

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)
(unaudited)
Unconsolidated Joint Ventures
We own interests in two joint ventures that own three properties. We account for these investments under the equity method of accounting. As of March 31, 2023 and December 31, 2022, our investments in unconsolidated joint ventures consisted of the following:

		OPI Carrying Value of Investments at
Joint Venture	OPI Ownership	March 31, 2023	December 31, 2022	Number of Properties	Location	Rentable Square Feet
Prosperity Metro Plaza	51%	$19,001	$19,237	2	Fairfax, VA	329,000
1750 H Street, NW	50%	17,557	15,892	1	Washington, D.C.	115,000
Total		$36,558	$35,129	3		444,000
The following table provides a summary of the mortgage debt of our two unconsolidated joint ventures:

Joint Venture	Interest Rate (1)	Maturity Date	Principal Balance at March 31, 2023 and December 31, 2022 (2)
Prosperity Metro Plaza	4.09%	12/1/2029	$50,000
1750 H Street, NW	3.69%	8/1/2024	32,000
Weighted Average / Total	3.93%		$82,000
(1)Includes the effect of mark to market purchase accounting.
(2)Reflects the entire balance of the debt secured by the properties and is not adjusted to reflect the interests in the joint ventures we do not own. None of the debt is recourse to us.
At March 31, 2023, the aggregate unamortized basis difference of our two unconsolidated joint ventures of $6,367 was primarily attributable to the difference between the amount we paid to purchase our interest in these joint ventures, including transaction costs, and the historical carrying value of the net assets of these joint ventures. This difference is being amortized over the remaining useful life of the related properties and the resulting amortization expense is included in equity in net losses of investees in our condensed consolidated statements of comprehensive income (loss).
Note 3. Leases
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
We increased rental income to record revenue on a straight line basis by $4,173 and $2,686 for the three months ended March 31, 2023 and 2022, respectively. Rents receivable, excluding properties classified as held for sale, included $90,478 and $86,305 of straight line rent receivables at March 31, 2023 and December 31, 2022, respectively.
We do not include in our measurement of our lease receivables certain variable payments, including payments determined by changes in the index or market-based indices after the inception of the lease, certain tenant reimbursements and other income until the specific events that trigger the variable payments have occurred. Such payments totaled $21,370 and $22,536 for the three months ended March 31, 2023 and 2022, respectively, of which tenant reimbursements totaled $20,066 and $21,475, respectively.

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)
(unaudited)
Note 4. Concentration
Tenant and Credit Concentration
We define annualized rental income as the annualized contractual base rents from our tenants pursuant to our lease agreements as of the measurement date, plus straight line rent adjustments and estimated recurring expense reimbursements to be paid to us, and excluding lease value amortization. As of March 31, 2023 and 2022, the U.S. government and certain state and other government tenants combined were responsible for approximately 28.5% and 29.0%, respectively, of our annualized rental income. The U.S. government is our largest tenant by annualized rental income and represented approximately 19.6% and 19.4% of our annualized rental income as of March 31, 2023 and 2022, respectively.
Geographic Concentration
At March 31, 2023, our 157 wholly owned properties were located in 30 states and the District of Columbia. Properties located in California, Illinois, Virginia, the District of Columbia and Georgia were responsible for approximately 11.9%, 11.0%, 11.0%, 10.4% and 9.1% of our annualized rental income as of March 31, 2023, respectively.
Note 5. Indebtedness
Our principal debt obligations at March 31, 2023 were: (1) $245,000 of outstanding borrowings under our $750,000 unsecured revolving credit facility; (2) $2,212,000 aggregate outstanding principal amount of senior unsecured notes; and (3) a $50,000 outstanding principal amount for one mortgage note.
Our $750,000 revolving credit facility is governed by a credit agreement, or our credit agreement, with a syndicate of institutional lenders that includes a feature under which the maximum aggregate borrowing availability may be increased to up to $1,950,000 in certain circumstances. Our revolving credit facility is available for general business purposes, including acquisitions. The maturity date of our revolving credit facility is July 31, 2023 and, subject to our payment of an extension fee and meeting certain other conditions, we have the option to extend the maturity date of our revolving credit facility by one six month period. We can borrow, repay and reborrow funds available under our revolving credit facility until maturity and no principal repayment is due until maturity.
In March 2023, we amended our credit agreement to, among other things, replace LIBOR with the secured overnight financing rate, or SOFR, as the benchmark interest rate for calculating interest payable on the amounts outstanding under our revolving credit facility. We are required to pay interest at a rate of SOFR plus a premium, which was 110 basis points per annum at March 31, 2023, on the amount outstanding under our revolving credit facility. We also pay a facility fee on the total amount of lending commitments under our revolving credit facility, which was 25 basis points per annum at March 31, 2023. Both the interest rate premium and facility fee are subject to adjustment based upon changes to our credit ratings. As of March 31, 2023 and December 31, 2022, the annual interest rate payable on borrowings under our revolving credit facility was 6.0% and 5.4%, respectively. The weighted average annual interest rate for borrowings under our revolving credit facility was 5.6% for the three months ended March 31, 2023. Effective April 1, 2023, the interest rate premium and facility fee increased to 145 basis points per annum and 30 basis points per annum, respectively, based upon changes to our credit ratings. We did not borrow any funds under our revolving credit facility during the three months ended March 31, 2022. As of March 31, 2023 and April 25, 2023, we had $245,000 and $260,000, respectively, outstanding under our revolving credit facility, and $505,000 and $490,000, respectively, available for borrowing.
Our credit agreement and senior unsecured notes indentures and their supplements provide for acceleration of payment of all amounts due thereunder upon the occurrence and continuation of certain events of default, such as, in the case of our credit agreement, a change of control of us, which includes The RMR Group LLC, or RMR, ceasing to act as our business and property manager. Our credit agreement and senior unsecured notes indentures and their supplements also contain covenants, including covenants that restrict our ability to incur debts, require us to comply with certain financial covenants and, in the case of our credit agreement, restrict our ability to make distributions under certain circumstances. We believe we were in compliance with the terms and conditions of the respective covenants under our credit agreement and senior unsecured notes indentures and their supplements at March 31, 2023.
At March 31, 2023, one of our properties with a net book value of $54,256 was encumbered by a mortgage note with a principal balance of $50,000. Our mortgage note is non-recourse, subject to certain limited exceptions and does not contain any material financial covenants.

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)
(unaudited)
Note 6. Fair Value of Assets and Liabilities
Our financial instruments include our cash and cash equivalents, rents receivable, accounts payable, a revolving credit facility, senior unsecured notes, a mortgage note payable, amounts due to related persons, other accrued expenses and security deposits. At March 31, 2023 and December 31, 2022, the fair values of our financial instruments approximated their carrying values in our condensed consolidated financial statements, due to their short term nature or floating interest rates, except as follows:

	As of March 31, 2023		As of December 31, 2022
Financial Instrument	Carrying Value (1)	Fair Value	Carrying Value (1)	Fair Value
Senior unsecured notes, 4.25% interest rate, due in 2024	$347,433	$326,214	$346,863	$331,601
Senior unsecured notes, 4.50% interest rate, due in 2025	643,680	560,885	642,818	589,388
Senior unsecured notes, 2.650% interest rate, due in 2026	297,995	202,875	297,839	232,770
Senior unsecured notes, 2.400% interest rate, due in 2027	347,621	228,785	347,466	256,606
Senior unsecured notes, 3.450% interest rate, due in 2031	396,287	223,860	396,178	268,004
Senior unsecured notes, 6.375% interest rate, due in 2050	156,760	110,614	156,711	113,075
Mortgage note payable	49,968	49,557	49,917	49,099
Total	$2,239,744	$1,702,790	$2,237,792	$1,840,543

(1)Includes unamortized debt premiums, discounts and issuance costs totaling $22,256 and $24,208 as of March 31, 2023 and December 31, 2022, respectively.

We estimated the fair values of our senior unsecured notes (except for our senior unsecured notes due 2050) using an average of the bid and ask price of the notes (Level 2 inputs as defined in the fair value hierarchy under GAAP) as of the measurement date. We estimated the fair value of our senior unsecured notes due 2050 based on the closing price on The Nasdaq Stock Market LLC, or Nasdaq, (Level 1 inputs as defined in the fair value hierarchy under GAAP) as of the measurement date. We estimated the fair value of our mortgage note payable using discounted cash flow analyses and currently prevailing market rates (Level 3 inputs as defined in the fair value hierarchy under GAAP) as of the measurement date. Because Level 3 inputs are unobservable, our estimated fair value may differ materially from the actual fair value.
Note 7. Shareholders’ Equity
Share Purchases
During the three months ended March 31, 2023, we purchased an aggregate of 975 of our common shares of beneficial interest, $0.01 par value per share, or our common shares, valued at a weighted average share price of $13.50 from certain former officers and employees of RMR in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of our common shares.
Distributions
During the three months ended March 31, 2023, we declared and paid regular quarterly distributions to common shareholders as follows:

Declaration Date	Record Date	Paid Date	Distributions Per Common Share	Total Distributions
January 12, 2023	January 23, 2023	February 16, 2023	$0.55	$26,710
On April 13, 2023, we declared a regular quarterly distribution payable to common shareholders of record on April 24, 2023 in the amount of $0.25 per share, or approximately $12,100. We expect to pay this distribution on or about May 18, 2023.
Note 8. Business and Property Management Agreements with RMR
We have no employees. The personnel and various services we require to operate our business are provided to us by RMR. We have two agreements with RMR to provide management services to us: (1) a business management agreement, which relates to our business generally; and (2) a property management agreement, which relates to our property level operations.

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)
(unaudited)
Pursuant to our business management agreement with RMR, we recognized net business management fees of $3,951 and $4,710 for the three months ended March 31, 2023 and 2022, respectively. Based on our common share total return, as defined in our business management agreement, as of March 31, 2023, no estimated incentive fees are included in the net business management fees we recognized for the three months ended March 31, 2023. The actual amount of annual incentive fees for 2023, if any, will be based on our common share total return, as defined in our business management agreement, for the three year period ending December 31, 2023, and will be payable in January 2024. We did not incur an incentive fee payable to RMR for the year ended December 31, 2022. We include business management fees in general and administrative expenses in our condensed consolidated statements of comprehensive income (loss).
Pursuant to our property management agreement with RMR, we recognized aggregate net property management and construction supervision fees of $6,319 and $6,128 for the three months ended March 31, 2023 and 2022, respectively. Of these amounts, for the three months ended March 31, 2023 and 2022, $3,733 and $4,226, respectively, were expensed to other operating expenses in our condensed consolidated statements of comprehensive income (loss) and $2,586 and $1,902, respectively, were capitalized as building improvements in our condensed consolidated balance sheets. The amounts capitalized are being depreciated over the estimated useful lives of the related capital assets.
We are generally responsible for all of our operating expenses, including certain expenses incurred or arranged by RMR on our behalf. We are generally not responsible for payment of RMR’s employment, office or administrative expenses incurred to provide management services to us, except for the employment and related expenses of RMR’s employees assigned to work exclusively or partly at our properties, our share of the wages, benefits and other related costs of RMR’s centralized accounting personnel, our share of RMR’s costs for providing our internal audit function and as otherwise agreed. Our property level operating expenses are generally incorporated into the rents charged to our tenants, including certain payroll and related costs incurred by RMR. We reimbursed RMR $6,347 and $5,966 for these expenses and costs for the three months ended March 31, 2023 and 2022, respectively. We included these amounts in other operating expenses and general and administrative expenses, as applicable, in our condensed consolidated statements of comprehensive income (loss).
Management Agreements Between Our Joint Ventures and RMR. RMR provides management services to our two unconsolidated joint ventures. We are not obligated to pay management fees to RMR under our management agreements with RMR for the services it provides regarding the joint ventures. The joint ventures pay management fees directly to RMR.
Note 9. Related Person Transactions
We have relationships and historical and continuing transactions with RMR, The RMR Group Inc., or RMR Inc., and others related to them, including other companies to which RMR or its subsidiaries provide management services and some of which have trustees, directors or officers who are also our Trustees or officers. RMR is a majority owned subsidiary of RMR Inc. The Chair of our Board of Trustees and one of our Managing Trustees, Adam D. Portnoy, is the sole trustee, an officer and the controlling shareholder of ABP Trust, which is the controlling shareholder of RMR Inc., the chair of the board of directors, a managing director, the president and chief executive officer of RMR Inc. and an officer and employee of RMR. Jennifer B. Clark, our other Managing Trustee and our Secretary, also serves as a managing director and the executive vice president, general counsel and secretary of RMR Inc., an officer and employee of RMR and an officer of ABP Trust. Each of our officers is an officer and employee of RMR. Some of our Independent Trustees also serve as independent trustees or independent directors of other public companies to which RMR or its subsidiaries provide management services. Mr. Portnoy serves as chair of the boards and as a managing director or managing trustee of these public companies. Other officers of RMR serve as managing trustees, managing directors or officers of certain of these companies.
Our Manager, RMR. We have two agreements with RMR to provide management services to us. RMR also provides management services to our two unconsolidated joint ventures. See Note 8 for more information regarding our and our unconsolidated joint ventures’ management agreements with RMR.
Leases with RMR. We lease office space to RMR in certain of our properties for RMR’s property management offices. Pursuant to our lease agreements with RMR, we recognized rental income from RMR for leased office space of $223 and $284 for the three months ended March 31, 2023 and 2022, respectively.
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
For more information about these and other such relationships and certain other related person transactions, refer to our 2022 Annual Report.
Note 10. Subsequent Events
Pending Merger with Diversified Healthcare Trust
On April 11, 2023, we and Diversified Healthcare Trust, or DHC, entered into an Agreement and Plan of Merger, or the Merger Agreement, pursuant to which, on the terms and subject to the satisfaction or waiver of the conditions thereof, DHC will be merged with and into us, with us continuing as the surviving entity in the merger, or the Merger.
Pursuant to the terms and subject to the conditions and limitations set forth in the Merger Agreement, at the date and time the Merger becomes effective, or the Effective Time, each common share of beneficial interest, $0.01 par value per share, of DHC, or the DHC Common Shares, issued and outstanding as of immediately prior to the Effective Time will be automatically converted into the right to receive 0.147 (such ratio, the Exchange Ratio) of our common shares, subject to adjustment for certain reclassifications, distributions, recapitalizations or similar transactions and other exceptional distributions as described in the Merger Agreement, with cash paid in lieu of fractional shares. Other than as provided in the Merger Agreement, the Exchange Ratio is fixed and will not be adjusted to reflect changes in the market price of our common shares or the DHC Common Shares prior to the Effective Time. Our common shares issued and outstanding immediately prior to the Effective Time will remain issued and outstanding common shares of beneficial ownership of the surviving entity following the Merger. We expect to change our name from “Office Properties Income Trust” to “Diversified Properties Trust” at the Effective Time.
The transactions contemplated by the Merger Agreement and the terms thereof were evaluated, negotiated and recommended to our Board of Trustees, or our Board, by a special committee of our Board, or the OPI Special Committee, and to DHC’s board of trustees, or the DHC Board, by a special committee of DHC’s Board, or the DHC Special Committee, each consisting of disinterested, independent trustees of us and DHC, respectively. Following the recommendations of the OPI Special Committee and the DHC Special Committee, our Board and the DHC Board each approved the Merger Agreement and the transactions contemplated thereby and resolved to recommend that the OPI and DHC shareholders, respectively, vote in favor of approval of the Merger and the transactions contemplated thereby. Our shareholders will be asked to vote on the approval of the Merger and related matters, including the issuance of our common shares in the Merger, at a special meeting of our shareholders.
The consummation of the Merger is subject to the satisfaction or waiver of certain closing conditions, including, among others: (1) the approval of the Merger by the affirmative vote of at least a majority of all the votes entitled to be cast by holders of outstanding DHC Common Shares at the meeting held for that purpose; (2) the approval of the Merger by the affirmative vote of at least a majority of all the votes entitled to be cast by holders of our outstanding common shares at the meeting held for that purpose; (3) the approval of the issuance of our common shares to be issued in the Merger, or the Share Issuance, by the affirmative vote of at least a majority of all votes cast by holders of our outstanding common shares at the meeting held for that purpose; (4) the absence of any statute, rule or regulation by any governmental entity of competent jurisdiction or any temporary, preliminary or permanent judgment, order or decree by any court of competent jurisdiction which would prohibit or make illegal or prevent the consummation of the Merger or any of the transactions contemplated by the Merger Agreement; (5) the effectiveness of the registration statement on Form S-4, or the Form S-4, to be filed by us with the Securities and Exchange Commission, or the SEC, in connection with the Share Issuance; (6) the approval (subject to notice of issuance) of Nasdaq of the listing of our common shares to be issued in the Merger; (7) the extension or replacement of our existing revolving credit agreement, on terms that, among other things, would not be reasonably likely to be materially adverse to the business, operations or financial condition of us after giving effect to the Merger and would not delay or prevent the consummation of the Merger; (8) the receipt of certain tax opinions by us and DHC; and (9) the other party’s representations and warranties being accurate (subject to certain customary materiality exceptions) and the other party having performed or complied in all material respects with its agreements and covenants in the Merger Agreement.

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)
(unaudited)
The Merger Agreement contains certain customary representations, warranties and covenants, including covenants providing that we and DHC will use reasonable best efforts to conduct our and its respective businesses in all material respects in the ordinary course during the period between the execution of the Merger Agreement and the earlier of the Effective Time or the termination of the Merger Agreement, and to refrain from taking certain types of actions without the other party’s consent during the period between the execution of the Merger Agreement and the earlier of the Effective Time or the termination of the Merger Agreement, subject in each case to specified exceptions.
In connection with the execution of the Merger Agreement, we entered into a commitment letter, dated as of April 11, 2023, with JPMorgan Chase Bank, N.A., or JPM, pursuant to which JPM has committed to provide, subject to the terms and conditions of the commitment letter, a senior secured bridge facility to us in an aggregate principal amount of $368,000.
Third Amended and Restated Property Management Agreement and Letter Agreement
RMR serves as our and DHC’s manager and will continue to manage the surviving entity following the Merger. Contemporaneously with the execution of the Merger Agreement, on April 11, 2023, we and RMR entered into a Third Amended and Restated Property Management Agreement, or the Amended Property Management Agreement. The effectiveness of the Amended Property Management Agreement is conditioned upon and will be concurrent with the consummation of the Merger. If the Merger is not consummated, the Amended Property Management Agreement will not become effective and the Second Amended and Restated Property Management Agreement, or the Current Property Management Agreement, will remain in effect.
Pursuant to the Amended Property Management Agreement, at the Effective Time properties currently owned by DHC that are subject to its existing property management agreement, including its medical office and life science properties, will become subject to the terms and conditions of the Amended Property Management Agreement. Also pursuant to the Amended Property Management Agreement, RMR will be entitled to a renovation and repositioning fee equal to 3% of the cost of any major capital projects and repositionings at senior living communities currently owned by DHC that the surviving entity may request RMR to oversee from time to time, consistent with DHC’s existing property management agreement with RMR. The terms of the Amended Property Management Agreement are otherwise consistent with the terms of the Current Property Management Agreement.
In addition, contemporaneously with the execution of the Merger Agreement, we, DHC and RMR entered into a letter agreement, or the RMR Letter Agreement, pursuant to which, on the terms and subject to conditions contained therein, DHC and RMR have acknowledged and agreed that, effective upon consummation of the Merger, DHC shall have terminated its business and property management agreements with RMR for convenience, and RMR shall have waived its right to receive payment of the termination fee pursuant to each such agreement upon such termination. The foregoing terminations and waivers apply only in respect of the Merger and do not apply to any other transaction or arrangement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following information should be read in conjunction with our condensed consolidated financial statements and accompanying notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our 2022 Annual Report.
OVERVIEW (dollars in thousands, except per share and per square foot data)
We are a real estate investment trust, or REIT, organized under Maryland law. As of March 31, 2023, our wholly owned properties were comprised of 157 properties and we had noncontrolling ownership interests of 51% and 50% in two unconsolidated joint ventures that own three properties containing approximately 444,000 rentable square feet. As of March 31, 2023, our properties are located in 30 states and the District of Columbia and contain approximately 20,895,000 rentable square feet. As of March 31, 2023, our properties were leased to 267 different tenants with a weighted average remaining lease term (based on annualized rental income) of approximately 6.4 years. The U.S. government is our largest tenant, representing approximately 19.6% of our annualized rental income as of March 31, 2023. The term annualized rental income as used herein is defined as the annualized contractual base rents from our tenants pursuant to our lease agreements as of March 31, 2023, plus straight line rent adjustments and estimated recurring expense reimbursements to be paid to us, and excluding lease value amortization.
Certain changes in office space utilization that accelerated during the COVID-19 pandemic, including increased remote work arrangements and tenants consolidating their real estate footprint, continue to impact the market. The utilization and demand for office space continues to face headwinds and the ultimate impact of current trends on the demands for office space at our properties remains uncertain and subject to change. Accordingly, we do not yet know what the full extent of the impacts will be on our or our tenants’ businesses and operations nor the long-term outlook for leasing vacant space.
In response to inflationary pressures, the U.S. Federal Reserve has increased the federal funds rate by 450 basis points since March 2022 and has indicated that there may be additional increases. The inflationary pressures and rising interest rates in the United States and globally have given rise to increasing concerns that the U.S. economy may soon enter an economic recession and they have caused disruptions in the financial markets. Sustained inflationary pressures, increased interest rates, an economic recession or continued or intensified disruptions in the financial markets could adversely affect our and our tenants’ financial condition, could adversely impact the ability or willingness of our tenants to renew our leases or pay rent to us, would impair our ability to effectively deploy our capital or realize desirable returns on our investments, may restrict our access to, and would likely increase our cost of, capital and may cause the values of our properties and our securities to decline.
For more information about the risks relating to these dynamics and conditions and their impacts on us and our business, see Part I, Item IA, “Risk Factors”, of our 2022 Annual Report.
On April 11, 2023, we and DHC entered into the Merger Agreement, pursuant to which, on the terms and subject to the satisfaction or waiver of the conditions thereof, DHC will be merged with and into us, with us continuing as the surviving entity. Upon the closing of the Merger, we would acquire DHC’s medical office and senior housing portfolios, which, as of December 31, 2022, consisted of 379 properties, including 105 medical office and life science properties containing approximately 8,811,000 rentable square feet, 264 senior living communities containing approximately 27,000 units and ten wellness centers containing approximately 812,000 rentable square feet. The combined company is expected to be a REIT with a diversified tenant base, a broad portfolio, greater scale and strong growth potential.
For more information and risks relating to the Merger, see Note 10 to our Condensed Consolidated Financial Statements included in Part I, Item 1 and Part II, Item 1A “Risk Factors,” of this Quarterly Report on Form 10-Q.
Property Operations
Unless otherwise noted, the data presented in this section includes properties classified as held for sale as of March 31, 2023 and excludes three properties owned by two unconsolidated joint ventures in which we own 51% and 50% interests. For more information regarding our properties classified as held for sale and our two unconsolidated joint ventures, see Note 2 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Occupancy data for our properties as of March 31, 2023 and 2022 was as follows (square feet in thousands):

	All Properties (1)		Comparable Properties (2)
	March 31,		March 31,
	2023	2022	2023	2022
Total properties	157	174	151	151
Total rentable square feet (3)	20,895	22,941	19,864	19,835
Percent leased (4)	90.5%	88.8%	93.5%	94.4%
(1)Based on properties we owned on March 31, 2023 and 2022, respectively.
(2)Based on properties we owned continuously since January 1, 2022; excludes properties classified as held for sale and properties undergoing significant redevelopment, if any, and three properties owned by two unconsolidated joint ventures in which we own 51% and 50% interests.
(3)Subject to changes when space is remeasured or reconfigured for tenants.
(4)Percent leased includes (i) space being fitted out for tenant occupancy pursuant to our lease agreements, if any, and (ii) space which is leased, but is not occupied or is being offered for sublease by tenants, if any, as of the measurement date.
The average effective rental rate per square foot for our properties for the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended March 31,
	2023	2022
Average effective rental rate per square foot (1):
All properties (2)	$28.85	$29.40
Comparable properties (3)	$28.92	$28.84
(1)Average effective rental rate per square foot represents annualized total rental income during the period specified divided by the average rentable square feet leased during the period specified.
(2)Based on properties we owned on March 31, 2023 and 2022, respectively.
(3)Based on properties we owned continuously since January 1, 2022; excludes properties classified as held for sale and properties undergoing significant redevelopment, if any, and three properties owned by two unconsolidated joint ventures in which we own 51% and 50% interests.
During the three months ended March 31, 2023, changes in rentable square feet leased and available for lease at our properties were as follows (square feet in thousands):

	Three Months Ended March 31, 2023
	Leased	Available for Lease	Total
Beginning of period	19,004	1,965	20,969
Changes resulting from:
Disposition of properties	—	(89)	(89)
Lease expirations	(302)	302	—
Lease renewals (1)	112	(112)	—
New leases (1)	91	(91)	—
Remeasurements (2)	—	15	15
End of period	18,905	1,990	20,895
(1)Based on leases entered during the three months ended March 31, 2023.
(2)Rentable square feet are subject to changes when space is remeasured or reconfigured for tenants.

During the three months ended March 31, 2023, we entered into new and renewal leases as summarized in the following table (square feet in thousands):

	Three Months Ended March 31, 2023
	New Leases	Renewals	Total
Rentable square feet leased	91	112	203
Weighted average rental rate change (by rentable square feet)	(16.8%)	(19.7%)	(18.5%)
Tenant leasing costs and concession commitments (1)	$4,995	$3,752	$8,747
Tenant leasing costs and concession commitments per rentable square foot (1)	$55.17	$33.52	$43.20
Weighted (by square feet) average lease term (years)	7.2	6.4	6.8
Total leasing costs and concession commitments per rentable square foot per year (1)	$7.67	$5.20	$6.37
(1)Includes commitments made for leasing expenditures and concessions, such as tenant improvements, leasing commissions, tenant reimbursements and free rent.
During the three months ended March 31, 2023, changes in effective rental rates per square foot achieved for new leases and lease renewals at our properties that commenced during the three months ended March 31, 2023, when compared to prior effective rental rates per square foot in effect for the same space (and excluding space acquired vacant), were as follows (square feet in thousands):

	Three Months Ended March 31, 2023
	Old Effective Rent Per Square Foot (1)	New Effective Rent Per Square Foot (1)	Rentable Square Feet
New leases	$30.83	$30.25	108
Lease renewals	$37.39	$32.52	249
Total leasing activity	$35.41	$31.84	357
(1)Effective rental rates include contractual base rents from our tenants pursuant to our lease agreements, plus straight line rent adjustments and estimated expense reimbursements to be paid to us, and exclude lease value amortization.
During the three months ended March 31, 2023 and 2022, amounts capitalized at our properties for lease related costs, building improvements and development, redevelopment and other activities were as follows:

	Three Months Ended March 31,
	2023	2022
Lease related costs (1)	$13,041	$8,664
Building improvements (2)	4,582	2,783
Recurring capital expenditures	17,623	11,447
Development, redevelopment and other activities (3)	49,471	37,524
Total capital expenditures	$67,094	$48,971
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
In addition to the capital expenditures described above, we contributed $2,263 to one of our unconsolidated joint ventures during the three months ended March 31, 2023. Also, as of March 31, 2023, we had estimated unspent leasing related obligations of $139,874, of which we expect to spend $84,834 over the next 12 months.
As of March 31, 2023, we had leases at our properties totaling approximately 1,734,000 rentable square feet that were scheduled to expire through March 31, 2024. As of April 25, 2023, we expect tenants with leases totaling approximately 1,184,000 rentable square feet that are scheduled to expire through March 31, 2024, not to renew or to downsize their leased space upon expiration, and we cannot be sure as to whether other tenants will renew their leases upon expiration. However, we are in advanced discussions to re-lease certain of this space to new tenants, some of which may offset expected vacancies, and we continue to proactively engage with our existing tenants and are focused on our overall tenant retention. Prevailing market conditions and our tenants’ needs at the time we negotiate and enter leases or lease renewals will generally determine rental rates and demand for leased space at our properties, all of which factors are beyond our control. Whenever we renew or enter into new leases for our properties, we intend to seek rents which are equal to or higher than our historical rents for the same properties; however, our ability to maintain or increase the rents for our current properties will depend in large part upon market conditions, which are beyond our control. We cannot be sure of the rental rates that will result from our ongoing negotiations regarding lease renewals or any new or renewed leases we may enter. Also, we may experience material declines in our rental income due to vacancies upon lease expirations or early terminations or lower rents upon lease renewal or reletting. Additionally, we may incur significant costs and make significant concessions to renew our leases with current tenants or lease our properties to new tenants.
As of March 31, 2023, our lease expirations by year were as follows (square feet in thousands):

Year (1)	Number of Leases Expiring	Leased Square Feet Expiring (2)	Percent of Total	Cumulative Percent of Total	Annualized Rental Income Expiring	Percent of Total	Cumulative Percent of Total
2023	57	1,734	9.2%	9.2%	$55,765	10.3%	10.3%
2024	50	2,915	15.4%	24.6%	75,074	13.8%	24.1%
2025	39	2,091	11.1%	35.7%	47,456	8.8%	32.9%
2026	36	1,489	7.9%	43.6%	40,116	7.4%	40.3%
2027	35	2,056	10.9%	54.5%	52,360	9.7%	50.0%
2028	19	1,320	7.0%	61.5%	50,315	9.3%	59.3%
2029	23	891	4.7%	66.2%	25,895	4.8%	64.1%
2030	25	885	4.7%	70.9%	25,515	4.7%	68.8%
2031	14	860	4.5%	75.4%	24,306	4.5%	73.3%
2032 and thereafter	49	4,664	24.6%	100.0%	145,537	26.7%	100.0%
Total	347	18,905	100.0%		$542,339	100.0%

Weighted average remaining lease term (in years)		5.9			6.4
(1)The year of lease expiration is pursuant to current contract terms. Some of our leases allow the tenants to vacate the leased premises before the stated expirations of their leases with little or no liability. As of March 31, 2023, tenants occupying approximately 2.8% of our rentable square feet and responsible for approximately 2.8% of our annualized rental income as of March 31, 2023 had exercisable rights to terminate their leases before the stated terms of their leases expire. Also, in 2023, 2024, 2025, 2026, 2027, 2028, 2029, 2030, 2031, 2035, 2037 and 2040, early termination rights become exercisable by other tenants who occupied an additional approximately 3.8%, 2.8%, 3.7%, 1.2%, 0.9%, 3.2%, 0.9%, 0.8%, 0.1%, 0.9%, 0.1% and 0.3% of our rentable square feet, respectively, and contributed an additional approximately 4.0%, 3.0%, 7.2%, 1.6%, 1.4%, 3.7%, 1.3%, 0.9%, 0.1%, 1.2%, 0.2% and 0.4% of our annualized rental income, respectively, as of March 31, 2023. In addition, as of March 31, 2023, pursuant to leases with 10 of our tenants, these tenants had rights to terminate their leases if their respective legislature or other funding authority does not appropriate rent amounts in their respective annual budgets. These 10 tenants occupied approximately 5.5% of our rentable square feet and contributed approximately 6.2% of our annualized rental income as of March 31, 2023.
(2)Leased square feet is pursuant to leases existing as of March 31, 2023, and includes (i) space being fitted out for tenant occupancy pursuant to our lease agreements, if any, and (ii) space which is leased, but is not occupied or is being offered for sublease by tenants, if any. Square feet measurements are subject to changes when space is remeasured or reconfigured for new tenants.
We generally will seek to renew or extend the terms of leases at properties with tenants when they expire. However, market and economic factors, along with increases in remote work, changes in space utilization and government spending and budget priorities, may cause our tenants not to renew or extend their leases when they expire, or to seek to renew their leases for less space than they currently occupy. If we are unable to extend or renew our leases, or we renew leases for reduced space, it may be time consuming and expensive to relet some of these properties.
Over the past several years, government tenants have reduced their space utilization per employee and consolidated government tenants into existing government owned properties. This activity has reduced the demand for government leased space. Our historical experience with respect to properties of the type we own that are majority leased to government tenants has been that government tenants have generally renewed leases for mission critical space to avoid the costs and disruptions that may result from relocating their operations. However, efforts to manage space utilization rates may result in our tenants exercising early termination rights under our leases, vacating our properties upon expiration of our leases in order to relocate to government owned properties or consolidated leased space within a market, or renewing their leases for less space than they currently occupy. Also, our government tenants’ desire to reconfigure leased office space to manage utilization per employee may require us to spend significant amounts for tenant improvements, and tenant relocations are often more prevalent in those circumstances. Increasing uncertainty with respect to government agency budgets and funding to implement relocations, consolidations and reconfigurations has, in some instances, resulted in delayed decisions by some of our government tenants and greater focus on short term lease renewals. Given the significant uncertainties, including the extent to which remote or alternative work arrangements and tenants consolidating their real estate footprint may continue or increase, we are unable to reasonably project what the financial impact of market conditions or changing government circumstances will be on the demand for leased space at our properties and our financial results for future periods.
As of March 31, 2023, we derived 22.3% of our annualized rental income from our properties located in the metropolitan Washington, D.C. market area, which includes Washington, D.C., Northern Virginia and suburban Maryland. Current economic conditions in this area or a possible recession, including as a result of current inflationary conditions or otherwise, could reduce demand from tenants for our properties, reduce rents that our tenants in this area are willing to pay when our leases expire and increase lease concessions for new leases and renewals. Additionally, there has been a decrease in demand for new leased office space by the U.S. government in the metropolitan Washington, D.C. market area, and that could increase competition for government tenants and adversely affect our ability to retain government tenants or maintain or increase our rents when our leases expire.
Our manager, RMR, employs a tenant review process for us. RMR assesses tenants on an individual basis based on various applicable credit criteria. In general, depending on facts and circumstances, RMR evaluates the creditworthiness of a tenant based on information concerning the tenant that is provided by the tenant and, in some cases, information that is publicly available or obtained from third party sources. We consider investment grade tenants to include: (a) investment grade rated tenants; (b) tenants with investment grade rated parent entities that guarantee the tenant’s lease obligations; and/or (c) tenants with investment grade rated parent entities that do not guarantee the tenant’s lease obligations. As of March 31, 2023, tenants contributing 53.1% of annualized rental income were investment grade rated (or their payment obligations were guaranteed by an investment grade rated parent) and tenants contributing an additional 9.9% of annualized rental income were subsidiaries of an investment grade rated parent (although these parent entities were not liable for the payment of rents).

As of March 31, 2023, tenants representing 1% or more of our total annualized rental income were as follows (square feet in thousands):

	Tenant	Credit Rating	Sq. Ft.	% of Leased Sq. Ft.	Annualized Rental Income	% of Total Annualized Rental Income
1	U.S. Government	Investment Grade	3,816	20.2%	$106,239	19.6%
2	Alphabet Inc. (Google)	Investment Grade	386	2.0%	22,119	4.1%
3	Shook, Hardy & Bacon L.L.P.	Not Rated	596	3.2%	19,163	3.5%
4	IG Investments Holdings LLC	Not Rated	338	1.8%	17,281	3.2%
5	State of California	Investment Grade	519	2.7%	15,970	2.9%
6	Bank of America Corporation	Investment Grade	577	3.1%	15,911	2.9%
7	Commonwealth of Massachusetts	Investment Grade	311	1.6%	12,260	2.3%
8	Tyson Foods, Inc.	Investment Grade	248	1.3%	11,954	2.2%
9	CareFirst Inc.	Not Rated	207	1.1%	11,622	2.1%
10	Northrop Grumman Corporation	Investment Grade	337	1.8%	10,795	2.0%
11	Sonesta International Hotels Corporation (1)	Not Rated	230	1.2%	10,745	2.0%
12	CommScope Holding Company Inc.	Non Investment Grade	228	1.2%	9,466	1.7%
13	Sonoma Biotherapeutics, Inc. (2)	Not Rated	107	0.6%	7,866	1.5%
14	State of Georgia	Investment Grade	308	1.6%	7,345	1.4%
15	PNC Bank	Investment Grade	441	2.3%	6,927	1.3%
16	Micro Focus International plc	Non Investment Grade	215	1.1%	6,836	1.3%
17	Compass Group plc	Investment Grade	267	1.4%	6,697	1.2%
18	ServiceNow, Inc.	Investment Grade	149	0.8%	6,675	1.2%
19	Allstate Insurance Co.	Investment Grade	468	2.5%	6,484	1.2%
20	Automatic Data Processing, Inc.	Investment Grade	289	1.5%	6,196	1.1%
21	Church & Dwight Co., Inc.	Investment Grade	250	1.3%	6,043	1.1%
22	Leidos Holdings Inc.	Investment Grade	159	0.8%	5,950	1.1%
23	Primerica, Inc.	Investment Grade	344	1.8%	5,441	1.0%
	Total		10,790	56.9%	$335,985	61.9%
(1)In June 2021, we entered into a 30-year lease with Sonesta. The lease relates to the redevelopment of a property we own in Washington, D.C to a mixed use and Sonesta's lease relates to the planned hotel component of the property. The term of the lease commences upon our delivery of the completed hotel, which is estimated to occur in the second quarter of 2023. For more information about our lease with Sonesta, see Note 9 to our Condensed Consolidated Financial Statements included in Part I, Item I of this Quarterly Report on Form 10-Q.
(2)In August 2022, we entered into an approximately 10-year lease with Sonoma Biotherapeutics, Inc. at a property we own in Seattle, WA that is currently undergoing redevelopment. The term of the lease is estimated to commence in the fourth quarter of 2023.
Disposition Activities
During the three months ended March 31, 2023, we sold three properties containing approximately 89,000 rentable square feet for a sales price of $5,350, excluding closing costs.
As a result of current commercial real estate market conditions, including rising interest rates, the pace of our dispositions has moderated and we expect that trend to continue until commercial real estate industry conditions generally, and office market conditions specifically, improve. However, we continue to evaluate our portfolio to strategically recycle capital and are currently in various stages of marketing certain of our properties for sale, and we may decide to seek to sell additional properties in the future. As of April 25, 2023, we have entered into an agreement to sell one property containing approximately 107,000 rentable square feet for a sales price of $4,900, excluding closing costs. We cannot be sure we will sell any properties we are marketing for sale for prices in excess of their carrying values or otherwise. In addition, our pending sale is subject to conditions; accordingly, we cannot be sure that we will complete this sale or that this sale will not be delayed or the terms will not change.
For more information about our disposition activities, see Note 2 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Segment Information
We operate in one business segment: ownership of real estate properties.

RESULTS OF OPERATIONS (amounts in thousands, except per share amounts)

Three Months Ended March 31, 2023, Compared to Three Months Ended March 31, 2022

	Comparable Properties (1) Results Three Months Ended March 31,				Non-Comparable Properties Results Three Months Ended March 31,		Consolidated Results Three Months Ended March 31,
	2023	2022	$ Change	% Change	2023	2022	2023	2022	$ Change	% Change
Rental income	$132,437	$132,265	$172	0.1%	$(15)	$15,089	$132,422	$147,354	$(14,932)	(10.1%)
Operating expenses:
Real estate taxes	15,224	14,968	256	1.7%	109	1,677	15,333	16,645	(1,312)	(7.9%)
Utility expenses	7,129	5,951	1,178	19.8%	131	914	7,260	6,865	395	5.8%
Other operating expenses	25,637	24,195	1,442	6.0%	420	3,168	26,057	27,363	(1,306)	(4.8%)
Total operating expenses	47,990	45,114	2,876	6.4%	660	5,759	48,650	50,873	(2,223)	(4.4%)
Net operating income (loss) (2)	$84,447	$87,151	$(2,704)	(3.1%)	$(675)	$9,330	83,772	96,481	(12,709)	(13.2%)

Other expenses:
Depreciation and amortization							51,692	60,469	(8,777)	(14.5%)
Loss on impairment of real estate							—	17,047	(17,047)	n/m
Acquisition and transaction related costs							3,218	—	3,218	n/m
General and administrative							5,925	5,706	219	3.8%
Total other expenses							60,835	83,222	(22,387)	(26.9%)

Gain on sale of real estate							2,548	2,149	399	18.6%
Interest and other income							164	1	163	n/m
Interest expense							(25,231)	(27,439)	2,208	(8.0%)
Income (loss) before income tax expense and equity in net losses of investees							418	(12,030)	12,448	(103.5%)
Income tax expense							(30)	(531)	501	(94.4%)
Equity in net losses of investees							(834)	(846)	12	(1.4%)
Net loss							$(446)	$(13,407)	$12,961	(96.7%)

Weighted average common shares outstanding (basic and diluted)							48,336	48,243	93	0.2%

Per common share amounts (basic and diluted):
Net loss							$(0.01)	$(0.28)	$0.27	(96.4%)

n/m - not meaningful

(1)Comparable properties consists of 151 properties we owned on March 31, 2023 and which we owned continuously since January 1, 2022 and excludes properties classified as held for sale and properties undergoing significant redevelopment, if any, and three properties owned by two unconsolidated joint ventures in which we own 51% and 50% interests.
(2)Our definition of net operating income, or NOI, and our reconciliation of net loss to NOI are included below under the heading “Non-GAAP Financial Measures.”
References to changes in the income and expense categories below relate to the comparison of consolidated results for the three months ended March 31, 2023, compared to the three months ended March 31, 2022.
Rental income. The decrease in rental income reflects decreases in rental income of $8,801 as a result of property disposition activities and $6,303 for properties undergoing significant redevelopment, partially offset by an increase in rental income of $172 for comparable properties. The decrease in rental income for properties undergoing significant redevelopment is primarily due to termination fee revenue in the 2022 period and the reduction in occupied space at a property located in Seattle, WA that began a redevelopment project after the former tenant’s lease was terminated in February 2022. Rental income includes non-cash straight line rent adjustments totaling $4,173 in the 2023 period and $2,686 in the 2022 period, and amortization of acquired real estate leases and assumed real estate lease obligations totaling $79 in the 2023 period and $(343) in the 2022 period.

Real estate taxes. The decrease in real estate taxes primarily reflects decreases of $1,353 related to property disposition activities and $215 for properties undergoing significant redevelopment, partially offset by an increase of $256 for comparable properties. Real estate taxes for comparable properties increased primarily due to refunds received in the 2022 period as a result of successful real estate tax appeals for certain of our properties.
Utility expenses. The increase in utility expenses reflects an increase in utility expenses of $1,178 for comparable properties, partially offset by decreases in utility expenses of $734 related to property disposition activities and $49 for properties undergoing significant redevelopment. The increase in utility expenses for comparable properties is primarily due to the impact of inflation in the 2023 period, as well as utility expenses that were previously paid directly by certain of our tenants that are now being paid by us pursuant to lease amendments with those tenants executed in 2022.
Other operating expenses. Other operating expenses consist of salaries and benefit costs of property level personnel, repairs and maintenance expense, cleaning expense, other direct costs of operating our properties and property management fees. The decrease in other operating expenses primarily reflects decreases of $2,340 related to property disposition activities and $408 for properties undergoing significant redevelopment, partially offset by an increase of $1,442 for comparable properties. The increase in other operating expenses for comparable properties is primarily due to the impact of inflation in the 2023 period, higher repairs and maintenance costs and higher insurance costs.
Depreciation and amortization. The decrease in depreciation and amortization primarily reflects decreases of $4,263 for comparable properties, $2,974 related to property disposition activities and $1,540 for properties undergoing significant redevelopment. Depreciation and amortization for comparable properties declined due to certain leasing related assets becoming fully depreciated since January 1, 2022, partially offset by depreciation and amortization of improvements made to certain of our properties since January 1, 2022.
Loss on impairment of real estate. We recorded a $2,184 loss on impairment of real estate to reduce the carrying value of one property to its estimated fair value less costs to sell and a $14,863 loss on impairment of real estate to reduce the carrying value of one property that was held and used to its estimated fair value in the 2022 period.
Acquisition and transaction related costs. Acquisition and transaction related costs consist of costs related to our evaluation of potential acquisitions, dispositions and other strategic transactions, including costs incurred in connection with the Merger and related transactions. For more information regarding the Merger, see Note 10 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
General and administrative. General and administrative expenses consist of fees pursuant to our business management agreement, equity compensation expense, legal and accounting fees, Trustees’ fees and expenses, securities listing and transfer agency fees and other costs relating to our status as a publicly traded company. The increase in general and administrative expenses is primarily the result of a state franchise tax refund received in the 2022 period, as well as higher legal, accounting and other professional services costs in the 2023 period, partially offset by a decrease in base business management fees resulting from a decrease in average total market capitalization in the 2023 period compared to the 2022 period.
Gain on sale of real estate. We recorded a $2,548 gain on sale of real estate resulting from the sale of three properties in the 2023 period. We recorded a $2,149 net gain on sale of real estate resulting from the sale of four properties in the 2022 period.
Interest and other income. The increase in interest and other income is primarily due to the effect of higher interest rates earned on cash balances invested in the 2023 period compared to the 2022 period.
Interest expense. The decrease in interest expense reflects the redemption of our $300,000 senior unsecured notes with an interest rate of 4.0% in June 2022, the repayment of two mortgage notes since April 1, 2022 with an aggregate principal balance of approximately $48,000 and an average interest rate of 4.5% and higher capitalized interest in the 2023 period, partially offset by higher average amounts outstanding and higher average interest rates on borrowings under our revolving credit facility during the 2023 period.
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

Net loss. Net loss and net loss per basic and diluted common share decreased in the 2023 period compared to the 2022 period primarily as a result of the changes noted above.
Non-GAAP Financial Measures
We present certain “non-GAAP financial measures” within the meaning of the applicable rules of the SEC, including the calculations below of NOI, funds from operations, or FFO, and normalized funds from operations, or Normalized FFO. These measures do not represent cash generated by operating activities in accordance with GAAP and should not be considered alternatives to net income (loss) as indicators of our operating performance or as measures of our liquidity. These measures should be considered in conjunction with net income (loss) as presented in our condensed consolidated statements of comprehensive income (loss). We consider these non-GAAP measures to be appropriate supplemental measures of operating performance for a REIT, along with net income (loss). We believe these measures provide useful information to investors because by excluding the effects of certain historical amounts, such as depreciation and amortization expense, they may facilitate a comparison of our operating performance between periods and with other REITs and, in the case of NOI, reflecting only those income and expense items that are generated and incurred at the property level may help both investors and management to understand the operations of our properties.
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
The following table presents the reconciliation of net loss to NOI for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Net loss	$(446)	$(13,407)
Equity in net losses of investees	834	846
Income tax expense	30	531
Income (loss) before income tax expense and equity in net losses of investees	418	(12,030)
Interest expense	25,231	27,439
Interest and other income	(164)	(1)
Gain on sale of real estate	(2,548)	(2,149)
General and administrative	5,925	5,706
Acquisition and transaction related costs	3,218	—
Loss on impairment of real estate	—	17,047
Depreciation and amortization	51,692	60,469
NOI	$83,772	$96,481

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
The following table presents the reconciliation of net loss to FFO and Normalized FFO for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Net loss	$(446)	$(13,407)
Add (less): Depreciation and amortization:
Consolidated properties	51,692	60,469
Unconsolidated joint venture properties	830	762
Loss on impairment of real estate	—	17,047
Gain on sale of real estate	(2,548)	(2,149)
FFO	49,528	62,722
Add (less): Acquisition and transaction related costs	3,218	—
Normalized FFO	$52,746	$62,722

Weighted average common shares outstanding (basic and diluted)	48,336	48,243

FFO per common share (basic and diluted)	$1.02	$1.30
Normalized FFO per common share (basic and diluted)	$1.09	$1.30
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
On April 13, 2023, we announced a regular quarterly cash distribution of $0.25 per common share ($1.00 per common share per year). We determine our distribution payout ratio with consideration for our expected capital expenditures as well as cash flows from operations and payment of debt obligations. We reduced our quarterly cash distribution to increase financial flexibility through the closing of the Merger. Following the Merger, we expect the combined company’s annual distribution will remain at $1.00 per common share per year.
Pursuant to our capital recycling program, we selectively sell certain properties from time to time to manage leverage levels and to acquire new properties or portfolios with a goal of improving our asset diversification, our geographical footprint and the average age of our properties, lengthening the weighted average term of our leases and increasing tenant retention. During the three months ended March 31, 2023, we sold three properties for a sales price of $5,350, excluding closing costs. As a result of current real estate market conditions, including rising interest rates, the pace of our dispositions has moderated and we expect that trend to continue until commercial real estate industry conditions generally, and office market conditions specifically, improve. However, we continue to evaluate our portfolio to strategically recycle capital and are currently in various stages of marketing certain of our properties for sale. As of April 25, 2023, we have entered into an agreement to sell one property for a sales price of $4,900, excluding closing costs. We continue to carefully consider our capital allocation strategy to position us to opportunistically recycle and deploy capital.
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
The following is a summary of our sources and uses of cash flows for the periods presented, as reflected in our condensed consolidated statements of cash flows:

	Three Months Ended March 31,
	2023	2022
Cash, cash equivalents and restricted cash at beginning of period	$12,249	$84,515
Net cash provided by (used in):
Operating activities	51,900	50,266
Investing activities	(63,816)	(8,784)
Financing activities	23,011	(26,939)
Cash, cash equivalents and restricted cash at end of period	$23,344	$99,058
The increase in cash provided by operating activities for the 2023 period compared to the 2022 period was primarily due to favorable changes in working capital, partially offset by decreases in NOI at certain of our properties in the 2023 period. The increase in cash used in investing activities in the 2023 period compared to the 2022 period was primarily due to increased capital expenditures in the 2023 period related to our two redevelopment projects in Washington D.C. and Seattle, WA, as well as lower proceeds received from property sales in the 2023 period. The increase in cash provided by financing activities in the 2023 period was primarily due to higher borrowings under our revolving credit facility to fund capital improvements at our properties in the 2023 period.
Our Investment and Financing Liquidity and Resources (dollar amounts in thousands, except per share amounts)
In order to fund acquisitions and to meet cash needs that may result from our desire or need to make distributions or pay operating or capital expenses, we maintain a $750,000 revolving credit facility. The maturity date of our revolving credit facility is July 31, 2023 and, subject to our payment of an extension fee and meeting certain other conditions, we have the option to extend the maturity date of our revolving credit facility by one six month period. We can borrow, repay and reborrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity. In March 2023, we amended our credit agreement to, among other things, replace LIBOR with SOFR as the benchmark interest rate for calculating interest payable on amounts outstanding under our revolving credit facility. We are required to pay interest at a rate of SOFR plus a premium, which was 110 basis points per annum at March 31, 2023, on the amount outstanding under our revolving credit facility. We also pay a facility fee on the total amount of lending commitments under our revolving credit facility, which was 25 basis points per annum at March 31, 2023. Both the interest rate premium and facility fee are subject to adjustment based upon changes to our credit ratings. Effective April 1, 2023, based upon changes to our credit ratings, the interest rate premium and facility fee increased to 145 basis points per annum and 30 basis points per annum, respectively. As of March 31, 2023, the annual interest rate payable on borrowings under our revolving credit facility was 6.0%. As of March 31, 2023 and April 25, 2023, we had $245,000 and $260,000, respectively, outstanding under our revolving credit facility, and $505,000 and $490,000, respectively, available for borrowing.
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
As of March 31, 2023, our debt maturities (other than our revolving credit facility), consisting of senior unsecured notes and one mortgage note, were as follows:

Year	Debt Maturities
2023	$50,000
2024	350,000
2025	650,000
2026	300,000
2027	350,000
2028 and thereafter	562,000
Total	$2,262,000
None of our unsecured debt obligations require sinking fund payments prior to their maturity dates. Our $50,000 mortgage note requires monthly payments of interest only through maturity.
In addition to our debt obligations, as of March 31, 2023, we had estimated unspent leasing related obligations of $139,874, of which we expect to spend $84,834 over the next 12 months.
We are currently in the process of redeveloping a property located in Washington, D.C. containing approximately 340,000 rentable square feet. Upon completion, the property will contain approximately 430,000 rentable square feet. We currently estimate the total project costs associated with this redevelopment will be approximately $215,000 and completion of the redevelopment in the second quarter of 2023. As of March 31, 2023, we had incurred $164,417 related to this project. In June 2021, we entered into a 30-year lease for approximately 230,000 rentable square feet at this property that is approximately 25.1% higher than the prior rental rate for the same space, making the redevelopment project 54% pre-leased. See Note 9 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information regarding this lease and related redevelopment costs.
We are also in the process of redeveloping a three-property campus located in Seattle, WA containing approximately 300,000 rentable square feet. This project includes the repositioning of two properties from office to life science and maintaining the third property for office use. We currently estimate the total project costs associated with this redevelopment will be $162,000 and completion of the redevelopment in the fourth quarter of 2023. As of March 31, 2023, we had incurred $74,493 related to this project. In August 2022, we entered into an approximately 10-year lease for approximately 84,000 rentable square feet at one of the life science properties that is approximately 109.0% higher than the prior rental rate for the same space, making the redevelopment project 28% pre-leased.
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
In connection with the execution of the Merger Agreement, we entered into a commitment letter, dated as of April 11, 2023, with JPM, pursuant to which JPM has committed to provide, subject to the terms and conditions of the commitment letter, a senior secured bridge facility to us in an aggregate principal amount of $368,000.
As a condition to the Merger, we have agreed to either extend or replace our existing credit agreement, on terms that, among other things, would not be reasonably likely to be materially adverse to the business, operations or financial condition of us after giving effect to the Merger and would not delay or prevent the consummation of the Merger. In addition, in connection with the closing of the Merger, we expect to pay off DHC’s credit facility and to assume $2,350,000 of principal amount of DHC’s unsecured senior notes.
Our ability to obtain, and the costs of, our future debt financings will depend primarily on credit market conditions and our creditworthiness. We have no control over market conditions. Potential investors and lenders likely will evaluate our ability to pay distributions to shareholders, fund required debt service and repay debts when they become due by reviewing our business practices and plans to balance our use of debt and equity capital so that our financial profile and leverage ratios afford us flexibility to withstand any reasonably anticipated adverse changes. Similarly, our ability to raise equity capital in the future will depend primarily upon equity capital market conditions and our ability to conduct our business to maintain and grow our operating cash flows. We intend to conduct our business in a manner that will afford us reasonable access to capital for investment and financing activities, but we cannot be sure that we will be able to successfully carry out this intention. For instance, it is uncertain what the ultimate impacts of inflationary pressures, rising or sustained high interest rates or any economic recession will be. A protracted and extensive economic recession or continued or intensified disruptions in capital markets could limit our access to financing from public sources and would likely increase our cost of capital.
During the three months ended March 31, 2023, we paid quarterly distributions to our shareholders totaling $26,710 using cash on hand and borrowings under our revolving credit facility. On April 13, 2023, we declared a regular quarterly distribution payable to shareholders of record on April 24, 2023 of $0.25 per share, or approximately $12,100. We expect to pay this distribution on or about May 18, 2023 using cash on hand and borrowings under our revolving credit facility. For more information regarding the distributions we paid and declared during 2023, see Note 7 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
We own 51% and 50% interests in two unconsolidated joint ventures which own three properties. The properties owned by these joint ventures are encumbered by an aggregate $82,000 principal amount of mortgage indebtedness, none of which is recourse to us. We do not control the activities that are most significant to these joint ventures and, as a result, we account for our investments in these joint ventures under the equity method of accounting. For more information on the financial condition and results of operations of these joint ventures, see Note 2 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. Other than these joint ventures, as of March 31, 2023, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Debt Covenants (dollars in thousands)
Our principal debt obligations at March 31, 2023 consisted of $245,000 of borrowings outstanding under our revolving credit facility, an outstanding principal balance of $2,212,000 of public issuances of senior unsecured notes and a mortgage note with an outstanding principal balance of $50,000, that was assumed in connection with an acquisition. Also, the three properties owned by two joint ventures in which we own 51% and 50% interests secure two additional mortgage notes. Our publicly issued senior unsecured notes are governed by indentures and their supplements. Our credit agreement and our senior unsecured notes indentures and their supplements provide for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, such as, in the case of our credit agreement, a change of control of us, which includes RMR ceasing to act as our business and property manager. Our credit agreement and our senior unsecured notes indentures and their supplements also contain a number of covenants, including those that restrict our ability to incur debts, including debts secured by mortgages on our properties, in excess of calculated amounts, require us to comply with certain financial covenants and, in the case of our credit agreement, restrict our ability to make distributions to our shareholders under certain circumstances. As of March 31, 2023, we believe we were in compliance with the terms and conditions of our respective covenants under our credit agreement and senior unsecured notes indentures and their supplements. Our mortgage note is non-recourse, subject to certain limited exceptions, and does not contain any material financial covenants.
Neither our credit agreement nor our senior unsecured notes indentures and their supplements contain provisions for acceleration which could be triggered by our credit ratings. However, under our credit agreement, our highest senior credit rating is used to determine the fees and interest rates we pay. Accordingly, if that credit rating is downgraded, our interest expense and related costs under our credit agreement would increase. In March 2023, Moody’s Investors Service, or Moody’s, downgraded our senior unsecured debt rating from Ba1 to Ba2 and S&P Global Ratings downgraded our senior unsecured debt rating from BBB- to BB+. As a result, the interest rate premium under our revolving credit facility increased 35 basis points effective April 1, 2023. In April 2023, following the announcement of the Merger, Moody’s downgraded our senior unsecured debt rating from Ba2 to Ba3.
Our credit agreement has cross default provisions to other indebtedness that is recourse of $25,000 or more and indebtedness that is non-recourse of $50,000 or more. Similarly, our senior unsecured notes indentures and their supplements contain cross default provisions to any other debts of more than $25,000 (or up to $50,000 in certain circumstances).
Related Person Transactions
We have relationships and historical and continuing transactions with RMR, RMR Inc. and others related to them. For more information about these and other such relationships and related person transactions, see Notes 8 and 9 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, our 2022 Annual Report, our definitive Proxy Statement for our 2023 Annual Meeting of Shareholders and our other filings with the SEC. In addition, see the section captioned “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q and in Part I, Item IA of our 2022 Annual Report for a description of risks that may arise as a result of these and other related person transactions and relationships. We may engage in additional transactions with related persons, including businesses to which RMR or its subsidiaries provide management services.
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
A discussion of our critical accounting estimates is included in our 2022 Annual Report. There have been no significant changes in our critical accounting estimates since the year ended December 31, 2022.
Item 3. Quantitative and Qualitative Disclosures About Market Risk (dollar amounts in thousands, except per share data)
We are exposed to risks associated with market changes in interest rates. We manage our exposure to this market risk by monitoring available financing alternatives. Our strategy to manage exposure to changes in interest rates has not materially changed since December 31, 2022. Other than as described below, we do not currently foresee any significant changes in our exposure to fluctuations in interest rates or in how we manage this exposure in the near future.

Fixed Rate Debt
At March 31, 2023, our outstanding fixed rate debt consisted of the following:

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

Our senior unsecured notes require semi-annual or quarterly interest payments through maturity. Our mortgage note requires interest only payments through maturity. Because these debts require interest to be paid at a fixed rate, changes in market interest rates during the term of these debts will not affect our interest obligations. If these debts were refinanced at interest rates which are one percentage point higher or lower than shown above, our annual interest cost would increase or decrease by approximately $22,620.
Changes in market interest rates also would affect the fair value of our fixed rate debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt. Since the beginning of 2022, the U.S. Federal Reserve has been raising interest rates in an effort to combat inflation and may continue to do so. Based on the balances outstanding at March 31, 2023, and discounted cash flow analyses through the respective maturity dates, and assuming no other changes in factors that may affect the fair value of our fixed rate debt obligations, a hypothetical immediate one percentage point increase in interest rates would change the fair value of those obligations by approximately $72,794.
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
In addition to the fixed rate debt presented in the table above, at March 31, 2023, we had noncontrolling ownership interests of 51% and 50% in two unconsolidated joint ventures that own three properties that are secured by fixed rate debt consisting of the following mortgage notes:

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
Floating Rate Debt
At March 31, 2023, our floating rate debt consisted of $245,000 outstanding under our $750,000 revolving credit facility. Our revolving credit facility matures on July 31, 2023 and, subject to the payment of an extension fee and meeting certain other conditions, we have the option to extend the maturity date of our revolving credit facility by one six month period. No principal repayments are required under our revolving credit facility prior to maturity, and we can borrow, repay and reborrow funds available under our revolving credit facility, subject to conditions, at any time without penalty.
Borrowings under our revolving credit facility are in U.S. dollars and require interest to be paid at a rate of SOFR plus premiums that are subject to adjustment based upon changes to our credit ratings. Accordingly, we are vulnerable to changes in U.S. dollar based short term rates, specifically SOFR, and to changes in our credit ratings. In addition, upon renewal or refinancing of our revolving credit facility, we are vulnerable to increases in interest rate premiums due to market conditions or our perceived credit characteristics. Generally, a change in interest rates would not affect the value of our floating rate debt but would affect our operating results.
The following table presents the impact a one percentage point increase in interest rates would have on our annual floating rate interest expense as of March 31, 2023:

	Impact of an Increase in Interest Rates
	Annual Interest Rate (1)	Outstanding Debt	Total Interest Expense Per Year	Annual Earnings Per Share Impact (2)
At March 31, 2023	6.0%	$245,000	$14,700	$0.30
One percentage point increase	7.0%	$245,000	$17,150	$0.35
(1)Based on SOFR plus a premium, which was 110 basis points per annum, as of March 31, 2023. Effective April 1, 2023, based upon changes to our credit ratings, the interest rate premium increased to 145 basis points per annum.
(2)Based on the weighted average shares outstanding (diluted) for the three months ended March 31, 2023.
The following table presents the impact a one percentage point increase in interest rates would have on our annual floating rate interest expense as of March 31, 2023 if we were fully drawn on our revolving credit facility:

	Impact of an Increase in Interest Rates
	Annual Interest Rate (1)	Outstanding Debt	Total Interest Expense Per Year	Annual Earnings Per Share Impact (2)
At March 31, 2023	6.0%	$750,000	$45,000	$0.93
One percentage point increase	7.0%	$750,000	$52,500	$1.09
(1)Based on SOFR plus a premium, which was 110 basis points per annum, as of March 31, 2023. Effective April 1, 2023, based upon changes to our credit ratings, the interest rate premium increased to 145 basis points per annum.
(2)Based on the weighted average shares outstanding (diluted) for the three months ended March 31, 2023.
The foregoing tables show the impact of an immediate increase in floating interest rates as of March 31, 2023. If interest rates were to increase gradually over time, the impact would be spread over time. Our exposure to fluctuations in floating interest rates will increase or decrease in the future with increases or decreases in the outstanding amount under our revolving credit facility or our other floating rate debt, if any. Although we have no present plans to do so, we may in the future enter into hedge arrangements from time to time to mitigate our exposure to changes in interest rates.
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
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Warning Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other securities laws that are subject to risks and uncertainties. These statements may include words such as “believe”, “expect”, “anticipate”, “intend”, “plan”, “estimate”, “will”, “may” and negatives or derivatives of these or similar expressions.
Forward-looking statements reflect our current expectations, are based on judgments and assumptions, are inherently uncertain and are subject to risks, uncertainties and other factors, which could cause our actual results, performance or achievements to differ materially from expected future results, performance or achievements expressed or implied in those forward-looking statements. Examples of these forward-looking statements and the related risks, uncertainties and other factors include, but are not limited to, the following:
•The likelihood that we will complete the Merger and related transactions, including our and DHC’s ability to obtain shareholder approval, our ability to obtain an amendment or replacement of our credit agreement and obtaining other financing, consents or approvals required in connection with the Merger, and that our shareholders will benefit from the Merger,
•The impact of increasing or sustained high interest rates, inflation, labor market challenges, dislocation and volatility in the public equity and debt markets, conditions in the commercial real estate industry generally and in the sectors we operate, geopolitical instability and economic downturns or recessions on us and our tenants,
•The extent to which changes in office space utilization and needs, including due to remote work arrangements, may impact demand for office space at our properties,
•The financial strength of our tenants,
•Risks and uncertainties regarding the costs and timing of development, redevelopment and repositioning activities, including as a result of inflation, cost overruns, supply chain challenges, labor shortages, construction delays or inability to obtain necessary permits,
•Whether our tenants will renew or extend their leases and not exercise early termination options pursuant to their leases or that we will obtain replacement tenants on terms as favorable to us as our prior leases,
•Our ability to successfully recycle and deploy capital,
•The likelihood that our tenants will pay rent or be negatively affected by cyclical economic conditions or government budget constraints,
•Our ability to pay distributions to our shareholders and to maintain or increase the amount of such distributions,
•Our ability to increase or maintain occupancy at our properties on terms desirable to us,
•Our ability to increase rents when our leases expire or renew,
•Our ability to manage our capital expenditures and other operating costs effectively and to maintain and enhance our properties and their appeal to tenants,
•Our ability to acquire properties that realize our targeted returns,
•Our ability to sell properties at prices we target,
•Our ability to cost effectively raise and balance our use of debt and equity capital,
•Our ability to make required payments on our debt,
•Our ability to maintain sufficient liquidity, including the availability of borrowings under our revolving credit facility, and otherwise manage leverage,
•Our credit ratings,
•The ability of our manager, RMR, to successfully manage us,

•Our qualification for taxation as a REIT,
•Changes in federal or state tax laws,
•Competition within the commercial real estate industry, particularly in those markets in which our properties are located,
•Compliance with, and changes to, federal, state and local laws and regulations, accounting rules, tax laws and similar matters,
•The impact of any U.S. government shutdown or failure to increase the government debt ceiling on our ability to collect rents and pay our operating expenses, debt obligations and distributions to shareholders on a timely basis,
•Actual and potential conflicts of interest with our related parties, including our Managing Trustees, RMR, Sonesta and others affiliated with them,
•Limitations imposed by and our ability to satisfy complex rules to maintain our qualification for taxation as a REIT for U.S. federal income tax purposes,
•Acts of terrorism, outbreaks or continuation of pandemics or other public health safety events or conditions, war or other hostilities, material or prolonged disruption to supply chains, climate change, or other manmade or natural disasters beyond our control, and
•Other matters.
These risks, uncertainties, and other factors are not exhaustive and should be read in conjunction with other cautionary statements that are included in our periodic filings. The information contained in our filings with the SEC, including under the caption “Risk Factors” in this Quarterly Report on Form 10-Q and our other periodic reports, or incorporated herein or therein, identifies important factors that could cause differences from the forward-looking statements in this Quarterly Report on Form 10-Q. Our filings with the SEC are available on the SEC’s website at www.sec.gov.
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
Part II. Other Information
Item 1A. Risk Factors
Our business is subject to risks and uncertainties, a number of which are described under the caption “Risk Factors” in our 2022 Annual Report. The Merger may subject us to additional risks that are described below. The risks described in our 2022 Annual Report and below may not be the only risks we face but are risks we believe may be material at this time. Other risks of which we are not yet aware, or that we currently believe are not material, may also materially and adversely impact our business operations or financial results. If any of the events or circumstances described in the risk factors contained in our 2022 Annual Report or included below occurs, our business, financial condition, liquidity, results of operations or ability to pay distributions to our shareholders could be adversely impacted and the value of an investment in our securities could decline. Investors and prospective investors should consider the risks described in our 2022 Annual Report and below and the information contained under the caption “Warning Concerning Forward-Looking Statements” and elsewhere in this Quarterly Report on Form 10-Q before deciding whether to invest in our securities.

Risks Relating to the Merger
The Exchange Ratio is fixed and will not be adjusted for any changes in the market price of either our common shares or the DHC Common Shares.
At the Effective Time, each DHC Common Share outstanding immediately prior to the Effective Time will be converted into the right to receive 0.147 of our newly issued common shares, or the Merger Consideration, subject to adjustment for certain reclassifications, distributions, recapitalizations or similar transactions and other exceptional distributions as described in the Merger Agreement, with cash paid in lieu of fractional shares. The Exchange Ratio is fixed in the Merger Agreement and will not be adjusted for changes in the market price of our common shares or the DHC Common Shares. Changes in the market price of our common shares prior to the consummation of the Merger will affect the market value of the Merger Consideration. The market price of our common shares and the DHC Common Shares may change as a result of a variety of factors (many of which are beyond our and DHC’s control), including the following:
•market reaction to the announcement of the Merger and the Share Issuance, approval by our shareholders of the Merger and the Share Issuance and by the DHC shareholders of the Merger and the prospects of the combined company;
•changes in our or DHC’s respective businesses, operations, assets, liabilities, financial position and prospects, or in the market’s assessments thereof;
•changes in the operating performance of us or DHC, or similar companies;
•changes in market valuations of similar companies;
•market assessments of the likelihood that the Merger will be completed;
•the possibility that persons may engage in short sales of our common shares or the DHC Common Shares;
•changes or anticipated changes in interest rates, general market and economic conditions and other factors generally affecting the price of our common shares and the DHC Common Shares;
•federal, state and local legislation, governmental regulation and legal developments in the businesses in which we and DHC operate;
•dissident shareholder activity;
•changes that affect the real estate market generally or the sectors applicable to us or DHC;
•changes in the United States or global economy or capital, financial or securities markets generally; and
•other factors beyond our or DHC’s control, including those described and referred to above under this “Risk Factors” section.
The market price of our common shares at the consummation of the Merger may vary from the price on the date the Merger Agreement was executed, on the date of the joint proxy statement/prospectus to be included in the Form S-4, on the date of our special meeting of shareholders and on the date of the DHC special meeting of shareholders. As a result, the market value of the Merger Consideration represented by the Exchange Ratio will also vary. Because the Merger will be completed after the date of the special meetings, at the time of the applicable special meeting, the exact market price of our common shares that DHC shareholders will receive upon consummation of the Merger will not be known. You should therefore consider that:
•if the market price of our common shares increases between the date the Merger Agreement was signed or the date of our special meeting or the DHC special meeting and the closing of the Merger, DHC shareholders will receive common shares of ours that have a market value upon consummation of the Merger that is greater than, as applicable, the market value of such shares calculated pursuant to the Exchange Ratio on the date the Merger Agreement was signed or on the date of our special meeting or the DHC special meeting, respectively; and
•if the market price of our common shares declines between the date the Merger Agreement was signed or the date of our special meeting or the DHC special meeting and the closing of the Merger, DHC shareholders will receive a number of our common shares that have a market value upon consummation of the Merger that is less than, as applicable, the market value of such shares calculated pursuant to the Exchange Ratio on the date the Merger Agreement was signed or on the date of our special meeting or the DHC special meeting, respectively.
The Merger is subject to the satisfaction or waiver of conditions which may not be satisfied or completed on a timely basis, if at all. Failure to complete the Merger could have material and adverse effects on us and could result in us being required to pay DHC a termination fee.
The consummation of the Merger is subject to the satisfaction or waiver of conditions, including, among others, (i) the receipt of approvals by our shareholders of the Merger and the Share Issuance, (ii) the receipt of the approval by DHC’s shareholders of the Merger, and (iii) the extension or replacement of our revolving credit agreement on terms that, among other things, would not be reasonably likely to be materially adverse to our business, operations or financial condition after giving effect to the Merger and would not delay or prevent the consummation of the Merger. These conditions make the completion and the timing of the completion of the Merger uncertain. Also, either we or DHC may terminate the Merger Agreement if the Merger is not completed by September 29, 2023, except that this right to terminate the Merger Agreement will not be available to a party if that party failed to fulfill its obligations under the Merger Agreement and that failure was a principal cause of, or resulted in, the failure of the Merger to be completed on or before such date.
We cannot provide assurance that the Merger will be consummated on the terms or timeline currently contemplated, or at all. If the Merger is not completed on a timely basis, or at all, we may be adversely affected and subject to a number of risks, including the following:
•we will be required to pay our costs relating to the Merger, such as financial advisory, legal, accounting and printing fees, whether or not the Merger is completed;
•if the Merger Agreement is terminated under certain circumstances specified therein, we may be required to pay to DHC a termination fee of $11.2 million;
•we may experience negative reactions from the financial markets or our tenants or vendors;
•the time and resources committed by our management to matters relating to the Merger could otherwise have been devoted to pursuing other opportunities; and
•the market price of our common shares could decline to the extent that the current market price reflects, and is positively affected by, a market assumption that the Merger will be completed.
We or DHC may waive one or more of the conditions to the Merger without re-soliciting shareholder approval.
If permitted by applicable law, we or DHC may determine to waive, in whole or in part, one or more of the conditions to our or DHC’s obligations to consummate the Merger. Any determination whether to waive any condition to the Merger and whether to re-solicit shareholder approval or amend the Proxy Statement as a result of a waiver will be made by us or DHC, as applicable, at the time of such waiver based on the facts and circumstances as they exist at that time.
The Merger Agreement contains provisions that could discourage a potential competing acquirer of either us or DHC, or could result in any competing proposal being at a lower price than it might otherwise be.
The Merger Agreement contains provisions that, subject to certain exceptions, restrict our ability and the ability of DHC to initiate, solicit, propose, knowingly encourage or knowingly facilitate competing third-party proposals to effect, among other things, a merger, reorganization, share exchange, consolidation or the sale of 20% or more of the shares or consolidated net revenues, net income or total assets of us or DHC. In addition, we and DHC generally each have an opportunity to offer to modify the terms of the Merger Agreement in response to any superior proposal (as defined in the Merger Agreement) that may be made to the other party before our or DHC’s board of trustees, in each case acting on the recommendation of the special committee of the respective board, as the case may be, may withdraw or modify its recommendation in response to such superior proposal or terminate the Merger Agreement to enter into a definitive agreement with respect to such superior proposal. Upon termination of the Merger Agreement under certain circumstances relating to an acquisition proposal, we may be required to pay to DHC a termination fee of $11.2 million, or DHC may be required to pay to us a termination fee of $5.9 million, in each case plus reasonable fees and expenses.
These provisions could discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of us or DHC from considering or proposing such an acquisition, even if it were prepared to pay consideration with a higher per share value or implied premium to our shareholders than the value proposed to be received or realized in the Merger, or might result in a potential competing acquirer proposing to pay a lower price than it might otherwise have proposed to pay because of the added expense of the termination fee and expense reimbursement that may become payable in certain circumstances under the Merger Agreement.
Our and DHC’s business and property management agreements with RMR contain provisions that could discourage a potential competing acquirer of either us or DHC, or could result in any competing proposal being at a significantly lower price than it might otherwise be.
The termination of our or DHC’s management agreements with RMR may require us or DHC, as applicable, to pay a substantial termination fee to RMR. RMR has agreed to waive its right to receive payment of the termination fee under its business and property management agreements with DHC upon the termination of those agreements when the Merger is consummated. This waiver by RMR applies only in respect of the Merger and does not apply in respect of any competing proposal, superior proposal or other transaction or arrangement. The termination provisions of our or DHC’s business and property management agreements with RMR substantially increase the cost to us and DHC of terminating these agreements, which may discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of us or DHC from considering or proposing such an acquisition or could result in any competing proposal being at a significantly lower price than it might otherwise be.
The pendency of the Merger could adversely affect our and DHC’s business and operations.
During the pendency of the Merger, due to operating covenants in the Merger Agreement, we and DHC may each be unable to undertake or pursue certain strategic transactions or significant capital projects, financing transactions or other actions that are not in the ordinary course of business, even if such actions may be beneficial to us or DHC. In addition, some tenants or vendors may delay or defer decisions related to their business dealings with us and DHC during the pendency of the Merger, which could negatively impact the revenues, earnings, cash flows or expenses of us and/or DHC, regardless of whether the Merger is completed.
Our and DHC’s shareholders will be diluted by the consummation of the Merger.
The consummation of the Merger will dilute the ownership position of our existing shareholders and result in DHC shareholders having an ownership stake in us that is smaller than their current stake in DHC. Upon consummation of the Merger, based upon the number of our common shares and DHC Common Shares outstanding as of the date of the Merger Agreement, we estimate that our shareholders immediately prior to the Merger (in their capacities as such) will own approximately 58% of the combined company as a result of the Merger and DHC shareholders immediately prior to the Merger (in their capacities as such) will own approximately 42% of the combined company as a result of the Merger, in each case without taking into account whether any of our or DHC’s shareholders were also shareholders of DHC or us, respectively, at that time. Consequently, our shareholders may have less influence over the management and policies of the combined company after the Effective Time than they currently exercise over our management and policies.
Our Trustees and executive officers, DHC’s trustees and executive officers and RMR may have interests in the Merger that are different from, or in addition to, the interests of our and DHC’s shareholders, generally. This may create potential conflicts of interest or the appearance thereof, which may lead to increased dissident shareholder activity, including litigation.
The interests of our and DHC’s respective trustees and executive officers and of RMR include, among other things, the continued service as a trustee or executive officer of the combined company following the Merger, as applicable, certain rights to continuing indemnification and directors’ and officers’ liability insurance for DHC’s trustees and executive officers, continuation of our business and property management agreements with RMR following the Merger and the potential for increased fees payable to RMR in connection with the Merger. There is a risk that these interests may influence our and DHC’s respective trustees and executive officers and RMR to support the Merger.
These interests of our and DHC’s respective trustees and executive officers and of RMR in the Merger may increase the risk of litigation intended to enjoin or prevent the Merger and the risk of other dissident shareholder activity related thereto. In the past, and in particular following the announcement of a significant transaction, periods of volatility in the overall market or declines in the market price of a company’s securities, shareholder litigation and dissident shareholder proposals have often been instituted against companies alleging conflicts of interest in business dealings with affiliated or related persons and entities. The relationships described above may precipitate such activities by dissident shareholders and, if instituted against us or DHC or our respective trustees or executive officers, such activities could result in substantial costs, a material delay or prevention of the Merger and a diversion of management’s attention, even if the shareholder action is without merit or unsuccessful.

Lawsuits may be commenced seeking to enjoin or prevent the Merger or seeking other relief which may delay or prevent the completion of the Merger and result in us or DHC incurring substantial costs.
Public company merger and acquisition transactions are often subject to lawsuits initiated by plaintiff’s counsel seeking to enjoin or prevent the transaction or obtain other relief. We, our Trustees, officers and advisors and DHC, its trustees, officers and advisors may become subject to similar litigation with respect to the Merger. We are aware that several law firms have indicated that they are investigating the Merger and related matters, including actions taken by our board of trustees, to determine whether they may seek to assert claims. Any such lawsuit could seek, among other things, injunctive or other equitable relief including a request to rescind parts of the Merger Agreement and to otherwise enjoin the parties from consummating the Merger, as well as require payment of fees and other costs by the defendants. We, DHC and any other defendant may incur substantial costs defending any such lawsuit, including the distraction of management’s attention, even if such lawsuits are without merit or unsuccessful. No assurance can be made as to the outcome of any such lawsuits. If the plaintiffs were successful in obtaining an injunction prohibiting the parties from completing the Merger or in obtaining other relief, the completion of the Merger may be prevented or delayed or its terms could change.
Following the Merger, the principal amount of our indebtedness will increase and we may need to incur more debt in the future. Such increase in our indebtedness may increase the risks we face.
We expect to assume certain of DHC’s existing indebtedness upon consummation of the Merger. As of March 31, 2023, we had indebtedness of approximately $2.5 billion in principal amount and DHC had indebtedness of approximately $2.8 billion in principal amount. Our increased indebtedness could have important consequences to holders of our common shares, including:
•increasing our vulnerability to general adverse economic and industry conditions, including inflationary pressures and rising and sustained high interest rates;
•requiring us to use a substantial portion of our cash flow from operations to service our indebtedness, which would reduce the available cash flow to fund working capital, capital expenditures, development or redevelopment projects and other general corporate purposes and reduce the cash available for distributions;
•limiting our ability to obtain additional financing on favorable terms or at all in order to refinance existing debts or fund working capital, capital expenditures, development or redevelopment projects, acquisitions, other debt service requirements or for other general corporate purposes;
•increasing the costs to us of incurring additional debt;
•increasing our exposure to floating interest rates;
•limiting our ability to compete with other companies that are not as highly leveraged, as we may be less capable of responding to adverse economic and industry conditions;
•restricting us from making strategic acquisitions, developing or redeveloping properties, or exploiting business opportunities;
•restricting the way in which we conduct our business because of financial and operating covenants in the agreements governing our existing and future indebtedness;
•exposing us to potential events of default (if not cured or waived) under covenants contained in debt instruments that could have a material adverse effect on our business, financial condition and operating results; and
•limiting our ability to react to changing market conditions in the real estate industry.
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

Risks Relating to Taxation
We may incur adverse tax consequences if DHC has failed or fails to qualify for taxation as a REIT for United States federal income tax purposes.
If DHC has failed or fails to qualify for taxation as a REIT for United States federal income tax purposes and the Merger is completed, we may inherit significant tax liabilities and could lose our qualification for taxation as a REIT should DHC’s disqualifying activities continue after the Merger. Even if we retain our qualification for taxation as a REIT, if DHC does not qualify for taxation as a REIT for a taxable year before the Merger or the taxable year that includes the Merger and if no relief is available, we will face serious tax consequences that could substantially reduce our cash available for distribution to our shareholders because:
•we, as successor by merger to DHC, will inherit any of DHC’s corporate income tax liabilities, including penalties and interest;
•we would be subject to tax on the built-in gain on each asset of DHC existing at the Effective Time if we were to dispose of a DHC asset during the five year period following the Effective Time; and
•we, as successor by merger to DHC, will inherit any DHC earnings and profits and could be required to pay a special distribution and/or employ applicable deficiency dividend procedures (including interest payments to the United States Internal Revenue Service) to eliminate any earnings and profits accumulated by DHC for taxable periods for which DHC did not qualify for taxation as a REIT.
As a result of these factors, DHC’s failure before the Merger to qualify for taxation as a REIT could impair our ability after the Merger to expand our business and raise capital, and could materially adversely affect the value of our common shares.
Finally, if there is an adjustment to DHC’s real estate investment trust taxable income or dividends paid deductions, we could elect to use the deficiency dividend procedure in respect of preserving DHC’s REIT qualification. That deficiency dividend procedure could require us to make significant distributions to our shareholders and to pay significant interest to the United States Internal Revenue Service.
REITs are subject to a range of complex organizational and operational requirements.
As REITs, we and DHC must distribute to our respective shareholders with respect to each taxable year at least 90% of our REIT taxable income (which does not equal net income, as calculated in accordance with GAAP), without regard to the deduction for dividends paid and excluding net capital gain. A REIT must also meet certain requirements with respect to the nature of its income and assets and the ownership of its shares. For any taxable year that we or DHC fail to qualify for taxation as a REIT, we or DHC, as applicable, will not be allowed a deduction for distributions paid to our or DHC’s shareholders, as applicable, in computing taxable income, and thus would become subject to United States federal income tax as if we or DHC were a regular taxable corporation. In such an event, we or DHC, as the case may be, could be subject to potentially significant tax liabilities. Unless entitled to relief under certain statutory provisions, we or DHC, as the case may be, would also be disqualified from treatment as a REIT for the four taxable years following the year in which we or DHC lost our qualification, and dispositions of assets within five years after requalifying as a REIT could give rise to gain that would be subject to corporate income tax. If we or DHC failed to qualify for taxation as a REIT, the market price of our common shares may decline, and we may need to reduce substantially the amount of distributions to our shareholders because of our potentially increased tax liability.
Risks Relating to an Investment in Our Common Shares Following the Merger
The market price of our common shares may decline as a result of the Merger or the Share Issuance.
The market price of our common shares may decline as a result of the Merger or the Share Issuance if we do not achieve the perceived benefits of the Merger or the Share Issuance or the effect thereof on our financial results is not consistent with the expectations of financial or industry analysts. In addition, upon consummation of the Merger, our shareholders and DHC shareholders will own our common shares, and we will operate an expanded business with a different mix of assets, risks and liabilities. Our and DHC’s respective current shareholders may not wish to continue to invest in us as the combined company, or for other reasons may wish to dispose of some or all of our common shares that they own. If, following the Effective Time, large amounts of our common shares are sold, the market price of our common shares could decline.

The combined company may not continue to pay distributions at or above the rate currently paid by us.
Our Board of Trustees reduced our cash distribution rate to $0.25 per share per quarter, or $1.00 per share per year, beginning in the second quarter of 2023. The combined company may not be able to increase or maintain this distribution rate for various reasons, including the following:
•the combined company may not have sufficient cash to pay such distributions due to capital expenditure requirements or changes in its cash requirements, cash flow or financial position, including as a result of the additional indebtedness incurred in connection with the Merger;
•decisions on whether, when and in what amounts to pay any future distributions will remain at all times entirely at the discretion of the combined company’s board of trustees, which reserves the right to change its distribution practices at any time and for any reason, subject to applicable REIT requirements; and
•any of the other risks described herein or in our 2022 Annual Report.
The timing, amount and form of any future combined company distributions will be determined at the discretion of the combined company’s board of trustees, and the combined company’s shareholders will have no contractual or other legal right to distributions that have not been declared by the combined company’s board of trustees.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer purchases of equity securities. The following table provides information about our purchases of our equity securities during the quarter ended March 31, 2023:

Calendar Month	Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2023 - January 31, 2023	581	$14.32	—	$—
March 1, 2023 - March 31, 2023	394	$12.30	—	$—
Total	975	$13.50	—	$—
(1)These common share withholdings and purchases were made to satisfy tax withholding and payment obligations of certain former officers and employees of RMR in connection with the vesting of awards of our common shares to them. We withheld and purchased these shares at their fair market values based upon the trading prices of our common shares at the close of trading on Nasdaq on the purchase dates.
Item 6. Exhibits

Exhibit Number	Description
2.1
Agreement and Plan of Merger, dated as of April 11, 2023, by and among the Company and Diversified Healthcare Trust. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 12, 2023.)

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

10.1
First Amendment to Amended and Restated Credit Agreement, dated as of March 17, 2023, among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and each of the other financial institutions initially a signatory thereto. (Filed herewith.)

10.2
Third Amended and Restated Property Management Agreement, dated as of April 11, 2023, between the Company and The RMR Group LLC. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 12, 2023.)

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
Dated: April 26, 2023

By:	/s/ Matthew C. Brown
Matthew C. Brown
Chief Financial Officer and Treasurer
(principal financial officer and principal accounting officer)
Dated: April 26, 2023