Form 10-Q
period 2023-06-30
OFFICE PROPERTIES INCOME TRUST
filed 2023-07-26
CIK 1456772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Number of registrant’s common shares of beneficial interest, $.01 par value per share, outstanding as of July 25, 2023: 48,586,735

OFFICE PROPERTIES INCOME TRUST

FORM 10-Q

June 30, 2023

References in this Quarterly Report on Form 10-Q to “the Company”, “OPI”, “we”, “us” or “our” include Office Properties Income Trust and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

PART I.    Financial Information
Item 1.    Financial Statements
OFFICE PROPERTIES INCOME TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)
(unaudited)

	June 30, 2023	December 31, 2022
ASSETS
Real estate properties:
Land	$809,590	$821,238
Buildings and improvements	3,225,963	3,114,836
Total real estate properties, gross	4,035,553	3,936,074
Accumulated depreciation	(605,789)	(561,458)
Total real estate properties, net	3,429,764	3,374,616
Assets of properties held for sale	11,731	2,516
Investments in unconsolidated joint ventures	37,367	35,129
Acquired real estate leases, net	318,975	369,333
Cash and cash equivalents	25,212	12,249
Restricted cash	610	—
Rents receivable	110,599	105,639
Deferred leasing costs, net	82,691	73,098
Other assets, net	10,619	7,397
Total assets	$4,027,568	$3,979,977

LIABILITIES AND SHAREHOLDERS’ EQUITY
Unsecured revolving credit facility	$240,000	$195,000
Senior unsecured notes, net	2,191,676	2,187,875
Mortgage notes payable, net	106,365	49,917
Liabilities of properties held for sale	28	73
Accounts payable and other liabilities	134,425	140,151
Due to related persons	6,232	6,469
Assumed real estate lease obligations, net	12,887	14,157
Total liabilities	2,691,613	2,593,642

Commitments and contingencies

Shareholders’ equity:
Common shares of beneficial interest, $.01 par value: 200,000,000 shares authorized, 48,587,650 and 48,565,644 shares issued and outstanding, respectively	486	486
Additional paid in capital	2,620,691	2,619,532
Cumulative net income	156,918	169,606
Cumulative common distributions	(1,442,140)	(1,403,289)
Total shareholders’ equity	1,335,955	1,386,335
Total liabilities and shareholders’ equity	$4,027,568	$3,979,977

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OFFICE PROPERTIES INCOME TRUST
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(amounts in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Rental income	$133,997	$141,316	$266,419	$288,670

Expenses:
Real estate taxes	15,901	16,583	31,234	33,228
Utility expenses	5,742	5,820	13,002	12,685
Other operating expenses	26,634	26,497	52,691	53,860
Depreciation and amortization	51,601	57,536	103,293	118,005
Loss on impairment of real estate	—	4,773	—	21,820
Acquisition and transaction related costs	11,181	224	14,399	224
General and administrative	5,785	7,083	11,710	12,789
Total expenses	116,844	118,516	226,329	252,611

Gain (loss) on sale of real estate	(2,305)	(11,637)	243	(9,488)
Interest and other income	337	16	501	17
Interest expense (including net amortization of debt premiums, discounts and issuance costs of $2,327, $2,366, $4,532 and $4,770, respectively)	(26,525)	(26,515)	(51,756)	(53,954)
Loss on early extinguishment of debt	—	(77)	—	(77)
Loss before income tax (expense) benefit and equity in net losses of investees	(11,340)	(15,413)	(10,922)	(27,443)
Income tax (expense) benefit	(211)	190	(241)	(341)
Equity in net losses of investees	(691)	(833)	(1,525)	(1,679)
Net loss	$(12,242)	$(16,056)	$(12,688)	$(29,463)

Weighted average common shares outstanding (basic and diluted)	48,354	48,249	48,345	48,246

Per common share amounts (basic and diluted):
Net loss	$(0.25)	$(0.33)	$(0.27)	$(0.61)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OFFICE PROPERTIES INCOME TRUST
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(dollars in thousands)
(unaudited)

	Number of Shares	Common Shares	Additional Paid In Capital	Cumulative Net Income	Cumulative Common Distributions	Total Shareholders’ Equity
Balance at December 31, 2022	48,565,644	$486	$2,619,532	$169,606	$(1,403,289)	$1,386,335
Share grants	—	—	477	—	—	477
Share forfeitures and repurchases	(1,935)	—	(15)	—	—	(15)
Net loss	—	—	—	(446)	—	(446)
Distributions to common shareholders	—	—	—	—	(26,710)	(26,710)
Balance at March 31, 2023	48,563,709	486	2,619,994	169,160	(1,429,999)	1,359,641
Share grants	31,500	—	744	—	—	744
Share forfeitures and repurchases	(7,559)	—	(47)	—	—	(47)
Net loss	—	—	—	(12,242)	—	(12,242)
Distributions to common shareholders	—	—	—	—	(12,141)	(12,141)
Balance at June 30, 2023	48,587,650	$486	$2,620,691	$156,918	$(1,442,140)	$1,335,955

Balance at December 31, 2021	48,425,665	$484	$2,617,169	$175,715	$(1,296,659)	$1,496,709
Share grants	—	—	415	—	—	415
Share forfeitures	(400)	—	(1)	—	—	(1)
Net loss	—	—	—	(13,407)	—	(13,407)
Distributions to common shareholders	—	—	—	—	(26,634)	(26,634)
Balance at March 31, 2022	48,425,265	484	2,617,583	162,308	(1,323,293)	1,457,082
Share grants	31,500	1	1,078	—	—	1,079
Share forfeitures and repurchases	(1,690)	—	(21)	—	—	(21)
Net loss	—	—	—	(16,056)	—	(16,056)
Distributions to common shareholders	—	—	—	—	(26,634)	(26,634)
Balance at June 30, 2022	48,455,075	$485	$2,618,640	$146,252	$(1,349,927)	$1,415,450
`

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OFFICE PROPERTIES INCOME TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,688)	$(29,463)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	50,459	49,455
Net amortization of debt premiums, discounts and issuance costs	4,532	4,770
Amortization of acquired real estate leases and assumed real estate lease obligations, net	48,581	65,691
Amortization of deferred leasing costs	4,739	4,096
(Gain) loss on sale of real estate	(243)	9,488
Loss on impairment of real estate	—	21,820
Loss on early extinguishment of debt	—	77
Straight line rental income	(8,429)	(5,461)
Other non-cash expenses, net	673	943
Equity in net losses of investees	1,525	1,679
Change in assets and liabilities:
Rents receivable	3,440	6,770
Deferred leasing costs	(13,106)	(15,194)
Other assets	3,234	4,821
Accounts payable and other liabilities	5,748	(10,460)
Due to related persons	(237)	(119)
Net cash provided by operating activities	88,228	108,913

CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate improvements	(138,724)	(89,144)
Distributions in excess of earnings from unconsolidated joint ventures	—	51
Contributions to unconsolidated joint ventures	(3,763)	(2,202)
Proceeds from sale of properties, net	12,527	74,183
Net cash used in investing activities	(129,960)	(17,112)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of mortgage notes payable	(50,000)	(25,283)
Proceeds from issuance of mortgage notes payable	108,120	—
Repayment of senior unsecured notes	—	(300,000)
Borrowings on unsecured revolving credit facility	205,000	230,000
Repayments on unsecured revolving credit facility	(160,000)	—
Payment of debt issuance costs	(8,907)	—
Repurchase of common shares	(57)	(16)
Distributions to common shareholders	(38,851)	(53,268)
Net cash provided by (used in) financing activities	55,305	(148,567)

Increase (decrease) in cash, cash equivalents and restricted cash	13,573	(56,766)
Cash, cash equivalents and restricted cash at beginning of period	12,249	84,515
Cash, cash equivalents and restricted cash at end of period	$25,822	$27,749
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OFFICE PROPERTIES INCOME TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(dollars in thousands)
(unaudited)

	Six Months Ended June 30,
	2023	2022
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$51,134	$56,490
Income taxes paid	$339	$283

NON-CASH INVESTING ACTIVITIES:
Real estate improvements accrued, not paid	$30,852	$25,706
Capitalized interest	$4,732	$1,600

SUPPLEMENTAL DISCLOSURE OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows:

	As of June 30,
	2023	2022
Cash and cash equivalents	$25,212	$26,006
Restricted cash (1)	610	1,743
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$25,822	$27,749
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
Pursuant to the terms and subject to the conditions and limitations set forth in the Merger Agreement, at the date and time the Merger becomes effective, or the Effective Time, each common share of beneficial interest, $0.01 par value per share, of DHC, or the DHC Common Shares, issued and outstanding as of immediately prior to the Effective Time will be automatically converted into the right to receive 0.147 (such ratio, the Exchange Ratio) of our common shares of beneficial interest, $0.01 par value per share, or our common shares, subject to adjustment for certain reclassifications, distributions, recapitalizations or similar transactions and other exceptional distributions as described in the Merger Agreement, with cash paid in lieu of fractional shares. Other than as provided in the Merger Agreement, the Exchange Ratio is fixed and will not be adjusted to reflect changes in the market price of our common shares or the DHC Common Shares prior to the Effective Time. Our common shares issued and outstanding immediately prior to the Effective Time will remain issued and outstanding common shares of beneficial ownership of the surviving entity following the Merger. In connection with the Merger, we expect to change our name to “Diversified Properties Trust” and, following the Effective Time, will change our ticker symbol to “DPT.”
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
The consummation of the Merger is subject to the satisfaction or waiver of certain closing conditions, including, among others: (1) the approval of the Merger by the affirmative vote of at least a majority of all the votes entitled to be cast by holders of outstanding DHC Common Shares at the meeting held for that purpose; (2) the approval of the Merger by the affirmative vote of at least a majority of all the votes entitled to be cast by holders of our outstanding common shares at the meeting held for that purpose; (3) the approval of the issuance of our common shares to be issued in the Merger, or the Share Issuance, by the affirmative vote of at least a majority of all votes cast by holders of our outstanding common shares at the meeting held for that purpose; (4) the absence of any statute, rule or regulation by any governmental entity of competent jurisdiction or any temporary, preliminary or permanent judgment, order or decree by any court of competent jurisdiction which would prohibit or make illegal or prevent the consummation of the Merger or any of the transactions contemplated by the Merger Agreement; (5)

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)
(unaudited)
the effectiveness of the registration statement on Form S-4, as amended, or the Form S-4, filed by us with the Securities and Exchange Commission, or the SEC, in connection with the Share Issuance; (6) the approval (subject to notice of issuance) of The Nasdaq Stock Market LLC, or Nasdaq, of the listing of our common shares to be issued in the Merger; (7) the replacement of our existing revolving credit agreement, on terms that, among other things, would not be reasonably likely to be materially adverse to the business, operations or financial condition of us after giving effect to the Merger and would not delay or prevent the consummation of the Merger; (8) the receipt of certain tax opinions by us and DHC; and (9) the other party’s representations and warranties being accurate (subject to certain customary materiality exceptions) and the other party having performed or complied in all material respects with its agreements and covenants in the Merger Agreement.
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
In connection with the execution of the Merger Agreement, we entered into a commitment letter, dated as of April 11, 2023, with JPMorgan Chase Bank, N.A., or JPM, pursuant to which JPM committed to provide, subject to the terms and conditions of the commitment letter, a senior secured bridge facility to us in an aggregate principal amount of $368,000. As of June 30, 2023, we have issued four mortgage notes with an aggregate principal balance of $108,120 secured by properties that previously collateralized the senior secured bridge facility, and as a result, we subsequently amended the commitment letter to reduce the principal amount of the senior secured bridge facility to $259,880. For more information regarding our mortgage notes, see Note 6.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerators:
Net loss	$(12,242)	$(16,056)	$(12,688)	$(29,463)
Income attributable to unvested participating securities	(56)	(100)	(182)	(200)
Net loss used in calculating earnings per share	$(12,298)	$(16,156)	$(12,870)	$(29,663)

Denominators:
Weighted average common shares outstanding - basic and diluted	48,354	48,249	48,345	48,246

Net loss per common share - basic and diluted	$(0.25)	$(0.33)	$(0.27)	$(0.61)
Note 3. Real Estate Properties
As of June 30, 2023, our wholly owned properties were comprised of 155 properties containing approximately 20,784,000 rentable square feet, with an undepreciated carrying value of $4,050,183, including $14,630 classified as held for sale. We also had noncontrolling ownership interests of 51% and 50% in two unconsolidated joint ventures that own three properties containing approximately 444,000 rentable square feet. We generally lease space at our properties on a gross lease, modified gross lease or net lease basis pursuant to fixed term contracts expiring between 2023 and 2053. Some of our leases generally require us to pay all or some property operating expenses and to provide all or most property management services. During the three months ended June 30, 2023, we entered into 23 leases for approximately 713,000 rentable square feet for a weighted (by rentable square feet) average lease term of 10.3 years and we made commitments of $40,638 for leasing related costs. During the six months ended June 30, 2023, we entered into 39 leases for approximately 916,000 rentable square feet for a weighted

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)
(unaudited)
(by rentable square feet) average lease term of 9.5 years and we made commitments for approximately $49,385 of leasing related costs. As of June 30, 2023, we had estimated unspent leasing related obligations of $151,798.
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
Disposition Activities
During the six months ended June 30, 2023, we sold five properties containing approximately 296,000 rentable square feet for an aggregate sales price of $13,075, excluding closing costs. The sales of these properties, as presented in the table below, do not represent significant dispositions individually or in the aggregate, nor do they represent a strategic shift in our business. As a result, the results of operations of these properties are included in continuing operations through the date of sale in our condensed consolidated statements of comprehensive income (loss).

Date of Sale	Number of Properties	Location	Rentable Square Feet	Gross Sales Price(1)	Gain (Loss) on Sale of Real Estate
January 2023	3	Richmond, VA	89,000	$5,350	$2,548
April 2023	1	Phoenix, AZ	107,000	4,900	511
June 2023	1	Vernon Hills, IL	100,000	2,825	(2,816)
	5		296,000	$13,075	$243
(1)Gross sales price is the gross contract price, excluding closing costs.
As of June 30, 2023, we had two properties classified as held for sale in our condensed consolidated balance sheet. As of July 25, 2023, we have entered into an agreement to sell one of the properties classified as held for sale containing approximately 80,000 rentable square feet for a sales price of $10,500, excluding closing costs. This pending sale is subject to conditions, and accordingly, we cannot be sure that we will complete this sale or that this sale will not be delayed or the terms will not change.
Unconsolidated Joint Ventures
We own interests in two joint ventures that own three properties. We account for these investments under the equity method of accounting. As of June 30, 2023 and December 31, 2022, our investments in unconsolidated joint ventures consisted of the following:

		OPI Carrying Value of Investments at
Joint Venture	OPI Ownership	June 30, 2023	December 31, 2022	Number of Properties	Location	Rentable Square Feet
Prosperity Metro Plaza	51%	$18,810	$19,237	2	Fairfax, VA	329,000
1750 H Street, NW	50%	18,557	15,892	1	Washington, D.C.	115,000
Total		$37,367	$35,129	3		444,000

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)
(unaudited)
The following table provides a summary of the mortgage debt of our two unconsolidated joint ventures:

Joint Venture	Interest Rate (1)	Maturity Date	Principal Balance at June 30, 2023 and December 31, 2022 (2)
Prosperity Metro Plaza	4.09%	12/1/2029	$50,000
1750 H Street, NW (3)	3.69%	8/1/2027	32,000
Weighted Average / Total	3.93%		$82,000
(1)Includes the effect of mark to market purchase accounting.
(2)Reflects the entire balance of the debt secured by the properties and is not adjusted to reflect the interests in the joint ventures we do not own. None of the debt is recourse to us.
(3)In July 2023, the maturity date of this mortgage loan was extended by three years at the same interest rate.
At June 30, 2023, the aggregate unamortized basis difference of our two unconsolidated joint ventures of $6,245 was primarily attributable to the difference between the amount we paid to purchase our interest in these joint ventures, including transaction costs, and the historical carrying value of the net assets of these joint ventures. This difference is being amortized over the remaining useful life of the related properties and the resulting amortization expense is included in equity in net losses of investees in our condensed consolidated statements of comprehensive income (loss).
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
We increased rental income to record revenue on a straight line basis by $4,256 and $2,775 for the three months ended June 30, 2023 and 2022, respectively, and $8,429 and $5,461 for the six months ended June 30, 2023 and 2022, respectively. Rents receivable, excluding properties classified as held for sale, included $94,705 and $86,305 of straight line rent receivables at June 30, 2023 and December 31, 2022, respectively.
We do not include in our measurement of our lease receivables certain variable payments, including payments determined by changes in the index or market-based indices after the inception of the lease, certain tenant reimbursements and other income until the specific events that trigger the variable payments have occurred. Such payments totaled $22,190 and $43,560 for the three and six months ended June 30, 2023, respectively, of which tenant reimbursements totaled $20,853 and $40,919, respectively. For the three and six months ended June 30, 2022, such payments totaled $22,101 and $44,637, respectively, of which tenant reimbursements totaled $21,009 and $42,484, respectively.
Note 5. Concentration
Tenant and Credit Concentration
We define annualized rental income as the annualized contractual base rents from our tenants pursuant to our lease agreements as of the measurement date, plus straight line rent adjustments and estimated recurring expense reimbursements to be paid to us, and excluding lease value amortization. As of June 30, 2023 and 2022, the U.S. government and certain state and other government tenants combined were responsible for approximately 28.5% and 28.4%, respectively, of our annualized rental income. The U.S. government is our largest tenant by annualized rental income and represented approximately 19.6% and 18.5% of our annualized rental income as of June 30, 2023 and 2022, respectively.

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)
(unaudited)
Geographic Concentration
At June 30, 2023, our 155 wholly owned properties were located in 30 states and the District of Columbia. Properties located in California, Virginia, Illinois, the District of Columbia and Georgia were responsible for approximately 11.9%, 11.1%, 10.7%, 10.3% and 9.2% of our annualized rental income as of June 30, 2023, respectively.
Note 6. Indebtedness
Our principal debt obligations at June 30, 2023 were: (1) $240,000 of outstanding borrowings under our $750,000 unsecured revolving credit facility; (2) $2,212,000 aggregate outstanding principal amount of senior unsecured notes; and (3) $108,120 aggregate outstanding principal amount of mortgage notes.
Our $750,000 revolving credit facility is governed by a credit agreement, or our credit agreement, with a syndicate of institutional lenders that includes a feature under which the maximum aggregate borrowing availability may be increased to up to $1,950,000 in certain circumstances. Our revolving credit facility is available for general business purposes, including acquisitions. In June 2023, we exercised our option to extend the maturity date of our revolving credit facility by six months to January 31, 2024 and paid an extension fee of $469. We can borrow, repay and reborrow funds available under our revolving credit facility until maturity and no principal repayment is due until maturity.
In March 2023, we amended our credit agreement to, among other things, replace LIBOR with the secured overnight financing rate, or SOFR, as the benchmark interest rate for calculating interest payable on the amounts outstanding under our revolving credit facility. We are required to pay interest at a rate of SOFR plus a premium, which was 145 basis points per annum at June 30, 2023, on the amount outstanding under our revolving credit facility. We also pay a facility fee on the total amount of lending commitments under our revolving credit facility, which was 30 basis points per annum at June 30, 2023. Both the interest rate premium and facility fee are subject to adjustment based upon changes to our credit ratings. As of June 30, 2023 and December 31, 2022, the annual interest rate payable on borrowings under our revolving credit facility was 6.6% and 5.4%, respectively. The weighted average annual interest rate for borrowings under our revolving credit facility was 6.5% and 6.2% for the three and six months ended June 30, 2023, respectively, and 2.4% for both the three and six months ended June 30, 2022. As of June 30, 2023 and July 25, 2023, we had $240,000 and $230,000, respectively, outstanding under our revolving credit facility, and $510,000 and $520,000, respectively, available for borrowing.
Our credit agreement and senior unsecured notes indentures and their supplements provide for acceleration of payment of all amounts due thereunder upon the occurrence and continuation of certain events of default, such as, in the case of our credit agreement, a change of control of us, which includes The RMR Group LLC, or RMR, ceasing to act as our business and property manager. Our credit agreement and senior unsecured notes indentures and their supplements also contain covenants, including covenants that restrict our ability to incur debts, require us to comply with certain financial covenants and, in the case of our credit agreement, restrict our ability to make distributions under certain circumstances. We believe we were in compliance with the terms and conditions of the respective covenants under our credit agreement and senior unsecured notes indentures and their supplements at June 30, 2023.
Mortgage Note Issuances
During the six months ended June 30, 2023, we issued the following four mortgage notes with an aggregate principal balance of $108,120 and a weighted average interest rate of 7.863%:

Issuance Date	Principal Balance	Interest Rate	Maturity
May 2023	$30,680	7.210%	7/1/2033
June 2023	26,340	8.139%	7/1/2028
June 2023	42,700	8.272%	7/1/2028
June 2023	8,400	7.305%	7/1/2033
Total / Weighted Average	$108,120	7.863%
Mortgage Note Repayment
In June 2023, we repaid at maturity, a mortgage note secured by one property with an outstanding principal balance of $50,000 and an annual interest rate of 3.70%.

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)
(unaudited)
At June 30, 2023, four of our properties with a net book value of $153,078 were encumbered by mortgage notes with an aggregate principal balance of $108,120. Our mortgage notes are non-recourse, subject to certain limited exceptions and do not contain any material financial covenants.
Note 7. Fair Value of Assets and Liabilities
Our financial instruments include our cash and cash equivalents, restricted cash, rents receivable, accounts payable, a revolving credit facility, senior unsecured notes, mortgage notes payable, amounts due to related persons, other accrued expenses and security deposits. At June 30, 2023 and December 31, 2022, the fair values of our financial instruments approximated their carrying values in our condensed consolidated financial statements, due to their short term nature or floating interest rates, except as follows:

	As of June 30, 2023		As of December 31, 2022
Financial Instrument	Carrying Value (1)	Fair Value	Carrying Value (1)	Fair Value
Senior unsecured notes, 4.25% interest rate, due in 2024	$348,004	$330,082	$346,863	$331,601
Senior unsecured notes, 4.50% interest rate, due in 2025	644,542	561,672	642,818	589,388
Senior unsecured notes, 2.650% interest rate, due in 2026	298,151	221,097	297,839	232,770
Senior unsecured notes, 2.400% interest rate, due in 2027	347,776	235,344	347,466	256,606
Senior unsecured notes, 3.450% interest rate, due in 2031	396,396	210,204	396,178	268,004
Senior unsecured notes, 6.375% interest rate, due in 2050	156,807	79,704	156,711	113,075
Mortgage notes payable (2) (3)	106,365	111,230	49,917	49,099
Total	$2,298,041	$1,749,333	$2,237,792	$1,840,543

(1)Includes unamortized debt premiums, discounts and issuance costs totaling $22,079 and $24,208 as of June 30, 2023 and December 31, 2022, respectively.
(2)Balances as of December 31, 2022 include a mortgage note secured by one property with an outstanding principal balance of $50,000 that was repaid in June 2023.
(3)Balances as of June 30, 2023 include four mortgage notes issued during the six months ended June 30, 2023 with an aggregate outstanding principal balance of $108,120.
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
Note 8. Shareholders’ Equity
Share Awards
On June 13, 2023, in accordance with our Trustee compensation agreements, we awarded to each of our nine Trustees 3,500 of our common shares, valued at $7.90 per share, the closing price of our common shares on Nasdaq on that day.
Share Purchases
During the three and six months ended June 30, 2023, we purchased an aggregate of 6,779 and 7,754 of our common shares, valued at a weighted average share price of $6.48 and $7.37 from one of our Trustees and certain former officers and employees of RMR in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of our common shares.

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)
(unaudited)
Distributions
During the six months ended June 30, 2023, we declared and paid regular quarterly distributions to common shareholders as follows:

Declaration Date	Record Date	Paid Date	Distributions Per Common Share	Total Distributions
January 12, 2023	January 23, 2023	February 16, 2023	$0.55	$26,710
April 13, 2023	April 24, 2023	May 18, 2023	0.25	12,141
			$0.80	$38,851
On July 13, 2023, we declared a regular quarterly distribution payable to common shareholders of record on July 24, 2023 in the amount of $0.25 per share, or approximately $12,150. We expect to pay this distribution on or about August 17, 2023.
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
Pursuant to our business management agreement with RMR, we recognized net business management fees of $3,592 and $7,543 for the three and six months ended June 30, 2023, respectively, and $4,492 and $9,202 for the three and six months ended June 30, 2022, respectively. Based on our common share total return, as defined in our business management agreement, as of June 30, 2023, no estimated incentive fees are included in the net business management fees we recognized for the three and six months ended June 30, 2023. The actual amount of annual incentive fees for 2023, if any, will be based on our common share total return for the three year period ending December 31, 2023, and will be payable in January 2024. We did not incur an incentive fee payable to RMR for the year ended December 31, 2022. We include business management fees in general and administrative expenses in our condensed consolidated statements of comprehensive income (loss).
Pursuant to our property management agreement with RMR, we recognized aggregate net property management and construction supervision fees of $6,163 and $12,482 for the three and six months ended June 30, 2023, respectively, and $6,394 and $12,522 for the three and six months ended June 30, 2022, respectively. Of these amounts, for the three and six months ended June 30, 2023, $3,801 and $7,534, respectively, were expensed to other operating expenses in our condensed consolidated statements of comprehensive income (loss) and $2,362 and $4,948, respectively, were capitalized as building improvements in our condensed consolidated balance sheet. For the three and six months ended June 30, 2022, $4,015 and $8,241, respectively, were expensed to other operating expenses in our condensed consolidated statements of comprehensive income (loss) and $2,379 and $4,281, respectively, were capitalized as building improvements in our condensed consolidated balance sheet. The amounts capitalized are being depreciated over the estimated useful lives of the related capital assets.
In connection with the Merger, on April 11, 2023, we and RMR entered into a Third Amended and Restated Property Management Agreement, or the Amended Property Management Agreement. For more information about the Amended Property Management Agreement, refer to Note 10.
We are generally responsible for all of our operating expenses, including certain expenses incurred or arranged by RMR on our behalf. We are generally not responsible for payment of RMR’s employment, office or administrative expenses incurred to provide management services to us, except for the employment and related expenses of RMR’s employees assigned to work exclusively or partly at our properties, our share of the wages, benefits and other related costs of RMR’s centralized accounting personnel, our share of RMR’s costs for providing our internal audit function and as otherwise agreed. Our property level operating expenses are generally incorporated into the rents charged to our tenants, including certain payroll and related costs incurred by RMR. We reimbursed RMR $6,617 and $12,964 for these expenses and costs for the three and six months ended June 30, 2023, respectively, and $6,047 and $12,013 for the three and six months ended June 30, 2022, respectively. We included these amounts in other operating expenses and general and administrative expenses, as applicable, in our condensed consolidated statements of comprehensive income (loss).

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
Note 10. Related Person Transactions
We have relationships and historical and continuing transactions with RMR, The RMR Group Inc., or RMR Inc., and others related to them, including other companies to which RMR or its subsidiaries provide management services and some of which have trustees, directors or officers who are also our Trustees or officers. RMR is a majority owned subsidiary of RMR Inc. The Chair of our Board of Trustees and one of our Managing Trustees, Adam D. Portnoy, is the sole trustee, an officer and the controlling shareholder of ABP Trust, which is the controlling shareholder of RMR Inc., the chair of the board of directors, a managing director, the president and chief executive officer of RMR Inc. and an officer and employee of RMR. Jennifer B. Clark, our other Managing Trustee and our Secretary, also serves as a managing director and the executive vice president, general counsel and secretary of RMR Inc., an officer and employee of RMR and an officer of ABP Trust. Each of our officers is an officer and employee of RMR. Some of our Independent Trustees also serve as independent trustees of other public companies to which RMR or its subsidiaries provide management services. Mr. Portnoy serves as chair of the boards and as a managing trustee of these public companies. Other officers of RMR serve as managing trustees or officers of certain of these companies.
Our Manager, RMR. We have two agreements with RMR to provide management services to us. RMR also provides management services to our two unconsolidated joint ventures. See Note 9 for more information regarding our and our unconsolidated joint ventures’ management agreements with RMR.
Leases with RMR. We lease office space to RMR in certain of our properties for RMR’s property management offices. Pursuant to our lease agreements with RMR, we recognized rental income from RMR for leased office space of $244 and $467 for the three and six months ended June 30, 2023, respectively, and $285 and $569 for the three and six months ended June 30, 2022, respectively.
Sonesta. In June 2021, we entered into a 30-year lease agreement with a subsidiary of Sonesta International Hotels Corporation, or Sonesta, in connection with the redevelopment of an office property we own in Washington, D.C. as a mixed-use property. Sonesta’s lease is for the full-service hotel component of the property that includes approximately 230,000 rentable square feet, which represents approximately 54% of the total square feet upon completion of the redevelopment. We substantially completed the redevelopment in June 2023 and the term of the lease is estimated to commence in August 2023. Sonesta has two options to extend the term for 10 years each. Pursuant to the lease agreement, Sonesta will pay us annual base rent of approximately $6,436 beginning 18 months after the lease commences. The annual base rent will increase by 10% every five years throughout the term. Sonesta is also obligated to pay its pro rata share of the operating costs for the building. We estimate that the total cost to build the hotel space will be approximately $77,000, of which approximately $73,000 has been incurred as of June 30, 2023. Mr. Portnoy is a director and controlling shareholder of Sonesta and Ms. Clark is also a director of Sonesta.
Merger Agreement with Diversified Healthcare Trust. As described further in Note 1, on April 11, 2023, we and DHC entered into the Merger Agreement, pursuant to which, on the terms and subject to the satisfaction or waiver of the conditions thereof, DHC will be merged with and into us, with us continuing as the surviving entity in the merger. Subject to the satisfaction or waiver of the conditions to closing, the Merger is expected to close during the third quarter of 2023.
RMR serves as our and DHC’s manager and will continue to manage the surviving entity following the Merger. Contemporaneously with the execution of the Merger Agreement, on April 11, 2023, we and RMR entered into the Amended Property Management Agreement. The effectiveness of the Amended Property Management Agreement is conditioned upon and will be concurrent with the consummation of the Merger. If the Merger is not consummated, the Amended Property Management Agreement will not become effective and the Second Amended and Restated Property Management Agreement, or the Current Property Management Agreement, will remain in effect.
Pursuant to the Amended Property Management Agreement, at the Effective Time, properties currently owned by DHC that are subject to its existing property management agreement, including its medical office and life science properties, will become subject to the terms and conditions of the Amended Property Management Agreement. Also pursuant to the Amended Property Management Agreement, RMR will be entitled to a renovation and repositioning fee equal to 3% of the cost of any major capital projects and repositionings at senior living communities currently owned by DHC that the surviving entity may

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)
(unaudited)
request RMR to oversee from time to time, consistent with DHC’s existing property management agreement with RMR. The terms of the Amended Property Management Agreement are otherwise consistent with the terms of the Current Property Management Agreement.
In addition, contemporaneously with the execution of the Merger Agreement, we, DHC and RMR entered into a letter agreement pursuant to which, on the terms and subject to conditions contained therein, DHC and RMR have acknowledged and agreed that, effective upon consummation of the Merger, DHC shall have terminated its business and property management agreements with RMR for convenience, and RMR shall have waived its right to receive payment of the termination fee pursuant to each such agreement upon such termination. The foregoing terminations and waivers apply only in respect of the Merger and do not apply to any other transaction or arrangement.
For more information about these and other such relationships and certain other related person transactions, refer to our 2022 Annual Report and our joint proxy statement/prospectus that is included in our registration statement on Form S-4 filed with the SEC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following information should be read in conjunction with our condensed consolidated financial statements and accompanying notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our 2022 Annual Report.
OVERVIEW (dollars in thousands, except per share and per square foot data)
We are a real estate investment trust, or REIT, organized under Maryland law. As of June 30, 2023, our wholly owned properties were comprised of 155 properties and we had noncontrolling ownership interests of 51% and 50% in two unconsolidated joint ventures that own three properties containing approximately 444,000 rentable square feet. As of June 30, 2023, our properties are located in 30 states and the District of Columbia and contain approximately 20,784,000 rentable square feet. As of June 30, 2023, our properties were leased to 268 different tenants with a weighted average remaining lease term (based on annualized rental income) of approximately 6.4 years. The U.S. government is our largest tenant, representing approximately 19.6% of our annualized rental income as of June 30, 2023. The term annualized rental income as used herein is defined as the annualized contractual base rents from our tenants pursuant to our lease agreements as of June 30, 2023, plus straight line rent adjustments and estimated recurring expense reimbursements to be paid to us, and excluding lease value amortization.
Certain changes in office space utilization that accelerated during the COVID-19 pandemic, including increased remote work arrangements and tenants consolidating their real estate footprint, continue to impact the market. The utilization and demand for office space continues to face headwinds and the duration and ultimate impact of current trends on the demands for office space at our properties remains uncertain and subject to change. Accordingly, we do not yet know what the full extent of the impacts will be on our or our tenants’ businesses and operations nor the long-term outlook for leasing vacant space.
In response to inflationary pressures, the U.S. Federal Reserve has increased the federal funds rate by 525 basis points since March 2022 and has indicated that there may be additional increases. The inflationary pressures and rising interest rates in the United States and globally have given rise to concerns that the U.S. economy may soon enter an economic recession and they have caused disruptions in the financial markets. Sustained inflationary pressures, increased interest rates, an economic recession or continued or intensified disruptions in the financial markets could adversely affect our and our tenants’ financial condition, could adversely impact the ability or willingness of our tenants to renew our leases or pay rent to us, would impair our ability to effectively deploy our capital or realize desirable returns on our investments, may restrict our access to, and would likely increase our cost of, capital and may cause the values of our properties and our securities to decline.
For more information about the risks relating to these dynamics and conditions and their impacts on us and our business, see Part I, Item IA, “Risk Factors”, of our 2022 Annual Report.
On April 11, 2023, we and DHC entered into the Merger Agreement, pursuant to which, on the terms and subject to the satisfaction or waiver of the conditions thereof, DHC will be merged with and into us, with us continuing as the surviving entity. Upon the closing of the Merger, we would acquire DHC’s medical office, senior housing and wellness center portfolios, which, as of March 31, 2023, consisted of 376 properties, including 105 medical office and life science properties containing approximately 8,809,000 rentable square feet, 261 senior living communities containing approximately 27,000 units and ten wellness centers containing approximately 812,000 rentable square feet. The combined company is expected to be a REIT with a diversified tenant base, a broad portfolio, greater scale and strong growth potential.
For more information and risks relating to the Merger, see Notes 1, 9 and 10 to our Condensed Consolidated Financial Statements included in Part I, Item 1 and Part II, Item 1A “Risk Factors,” of this Quarterly Report on Form 10-Q and our joint proxy statement/prospectus that is included in our registration statement on Form S-4 filed with the SEC, or the Form S-4.
Property Operations
Unless otherwise noted, the data presented in this section includes properties classified as held for sale as of June 30, 2023 and excludes three properties owned by two unconsolidated joint ventures in which we own 51% and 50% interests. For more information regarding our properties classified as held for sale and our two unconsolidated joint ventures, see Note 3 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Occupancy data for our properties as of June 30, 2023 and 2022 was as follows (square feet in thousands):

	All Properties (1)		Comparable Properties (2)
	June 30,		June 30,
	2023	2022	2023	2022
Total properties	155	172	148	148
Total rentable square feet (3)	20,784	22,491	19,591	19,541
Percent leased (4)	90.6%	89.4%	94.4%	95.4%
(1)Based on properties we owned on June 30, 2023 and 2022, respectively.
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
The average effective rental rate per square foot for our properties for the three and six months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Average effective rental rate per square foot (1):
All properties (2)	$29.39	$28.80	$29.12	$29.11
Comparable properties (3)	$29.53	$29.29	$29.24	$29.11
(1)Average effective rental rate per square foot represents annualized total rental income during the period specified divided by the average rentable square feet leased during the period specified.
(2)Based on properties we owned on June 30, 2023 and 2022, respectively.
(3)Based on properties we owned continuously since April 1, 2022 and January 1, 2022, respectively; excludes properties classified as held for sale and properties undergoing significant redevelopment, if any, and three properties owned by two unconsolidated joint ventures in which we own 51% and 50% interests.
During the three and six months ended June 30, 2023, changes in rentable square feet leased and available for lease at our properties were as follows (square feet in thousands):

	Three Months Ended June 30, 2023			Six Months Ended June 30, 2023
	Leased	Available for Lease	Total	Leased	Available for Lease	Total
Beginning of period	18,905	1,990	20,895	19,004	1,965	20,969
Changes resulting from:
Disposition of properties	(100)	(107)	(207)	(100)	(196)	(296)
Lease expirations	(684)	684	—	(986)	986	—
Redevelopment expansion (1)	—	87	87	—	87	87
Lease renewals (2)	517	(517)	—	629	(629)	—
New leases (2)	196	(196)	—	287	(287)	—
Remeasurements (3)	—	9	9	—	24	24
End of period	18,834	1,950	20,784	18,834	1,950	20,784
(1)Represents additional rentable square feet resulting from the redevelopment of a property in Washington, D.C., which was completed and available for lease as of June 30, 2023.
(2)Based on leases entered during the three and six months ended June 30, 2023.
(3)Rentable square feet are subject to changes when space is remeasured or reconfigured for tenants.

During the three and six months ended June 30, 2023, we entered into new and renewal leases as summarized in the following table (square feet in thousands):

	Three Months Ended June 30, 2023
	New Leases	Renewals	Total
Rentable square feet leased	196	517	713
Weighted average rental rate change (by rentable square feet)	6.1%	2.8%	3.7%
Tenant leasing costs and concession commitments (1)	$15,894	$24,744	$40,638
Tenant leasing costs and concession commitments per rentable square foot (1)	$81.10	$47.87	$57.01
Weighted (by square feet) average lease term (years)	8.9	10.8	10.3
Total leasing costs and concession commitments per rentable square foot per year (1)	$9.08	$4.42	$5.53

	Six Months Ended June 30, 2023
	New Leases	Renewals	Total
Rentable square feet leased	287	629	916
Weighted average rental rate change (by rentable square feet)	(2.8%)	(3.7%)	(3.4%)
Tenant leasing costs and concession commitments (1)	$20,889	$28,496	$49,385
Tenant leasing costs and concession commitments per rentable square foot (1)	$72.91	$45.32	$53.95
Weighted (by square feet) average lease term (years)	8.4	10.1	9.5
Total leasing costs and concession commitments per rentable square foot per year (1)	$8.70	$4.51	$5.66
(1)Includes commitments made for leasing expenditures and concessions, such as tenant improvements, leasing commissions, tenant reimbursements and free rent.
During the three and six months ended June 30, 2023, changes in effective rental rates per square foot achieved for new leases and lease renewals at our properties that commenced during the three and six months ended June 30, 2023, when compared to prior effective rental rates per square foot in effect for the same space (and excluding space acquired vacant), were as follows (square feet in thousands):

	Three Months Ended June 30, 2023			Six Months Ended June 30, 2023
	Old Effective Rent Per Square Foot (1)	New Effective Rent Per Square Foot (1)	Rentable Square Feet	Old Effective Rent Per Square Foot (1)	New Effective Rent Per Square Foot (1)	Rentable Square Feet
New leases	$27.34	$28.72	206	$28.55	$29.24	314
Lease renewals	$21.39	$22.02	507	$26.66	$25.47	756
Total leasing activity	$23.11	$23.95	713	$27.21	$26.58	1,070
(1)Effective rental rates include contractual base rents from our tenants pursuant to our lease agreements, plus straight line rent adjustments and estimated expense reimbursements to be paid to us, and exclude lease value amortization.

During the three and six months ended June 30, 2023 and 2022, amounts capitalized at our properties for lease related costs, building improvements and development, redevelopment and other activities were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Lease related costs (1)	$28,252	$16,131	$41,293	$24,795
Building improvements (2)	5,355	4,702	9,937	7,485
Recurring capital expenditures	33,607	20,833	51,230	32,280
Development, redevelopment and other activities (3)	40,435	40,302	89,906	77,826
Total capital expenditures	$74,042	$61,135	$141,136	$110,106
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
In addition to the capital expenditures described above, we contributed $1,500 and $3,763 to one of our unconsolidated joint ventures during the three and six months ended June 30, 2023, respectively. Also, as of June 30, 2023, we had estimated unspent leasing related obligations of $151,798, of which we expect to spend $89,129 over the next 12 months.
As of June 30, 2023, we had leases at our properties totaling approximately 2,136,000 rentable square feet that were scheduled to expire through June 30, 2024. As of July 25, 2023, we expect tenants with leases totaling approximately 1,411,000 rentable square feet that are scheduled to expire through June 30, 2024, not to renew or to downsize their leased space upon expiration, and we cannot be sure as to whether other tenants will renew their leases upon expiration. However, we are in advanced discussions to re-lease certain of this space to new tenants, some of which may offset expected vacancies, and we continue to proactively engage with our existing tenants and are focused on our overall tenant retention. Prevailing market conditions and our tenants’ needs at the time we negotiate and enter leases or lease renewals will generally determine rental rates and demand for leased space at our properties, all of which factors are beyond our control. Whenever we renew or enter into new leases for our properties, we intend to seek rents which are equal to or higher than our historical rents for the same properties; however, our ability to maintain or increase the rents for our current properties will depend in large part upon market conditions, which are beyond our control. We cannot be sure of the rental rates that will result from our ongoing negotiations regarding lease renewals or any new or renewed leases we may enter. Also, we may experience material declines in our rental income due to vacancies upon lease expirations or early terminations or lower rents upon lease renewal or reletting. Additionally, we may incur significant costs and make significant concessions to renew our leases with current tenants or lease our properties to new tenants.

As of June 30, 2023, our lease expirations by year were as follows (square feet in thousands):

Year (1)	Number of Leases Expiring	Leased Square Feet Expiring (2)	Percent of Total	Cumulative Percent of Total	Annualized Rental Income Expiring	Percent of Total	Cumulative Percent of Total
2023	45	1,476	7.8%	7.8%	$48,939	9.0%	9.0%
2024	52	2,739	14.5%	22.3%	70,366	13.0%	22.0%
2025	39	2,091	11.1%	33.4%	47,557	8.8%	30.8%
2026	38	1,494	7.9%	41.3%	40,395	7.5%	38.3%
2027	36	2,059	10.9%	52.2%	52,515	9.7%	48.0%
2028	21	998	5.3%	57.5%	45,552	8.4%	56.4%
2029	25	988	5.2%	62.7%	28,854	5.3%	61.7%
2030	27	895	4.8%	67.5%	25,821	4.8%	66.5%
2031	16	906	4.8%	72.3%	25,546	4.7%	71.2%
2032 and thereafter	54	5,188	27.7%	100.0%	155,746	28.8%	100.0%
Total	353	18,834	100.0%		$541,291	100.0%

Weighted average remaining lease term (in years)		6.0			6.4
(1)The year of lease expiration is pursuant to current contract terms. Some of our leases allow the tenants to vacate the leased premises before the stated expirations of their leases with little or no liability. As of June 30, 2023, tenants occupying approximately 3.9% of our rentable square feet and responsible for approximately 3.8% of our annualized rental income as of June 30, 2023 had exercisable rights to terminate their leases before the stated terms of their leases expire. Also, in 2023, 2024, 2025, 2026, 2027, 2028, 2029, 2030, 2031, 2032, 2035, 2037 and 2040, early termination rights become exercisable by other tenants who occupied an additional approximately 2.3%, 2.8%, 3.7%, 1.5%, 0.9%, 3.4%, 0.9%, 0.8%, 0.6%, 0.3%, 0.9%, 0.1% and 0.3% of our rentable square feet, respectively, and contributed an additional approximately 2.6%, 3.0%, 7.2%, 2.0%, 1.4%, 3.9%, 1.4%, 1.0%, 0.5%, 0.6%, 1.2%, 0.2% and 0.4% of our annualized rental income, respectively, as of June 30, 2023. In addition, as of June 30, 2023, pursuant to leases with 8 of our tenants, these tenants had rights to terminate their leases if their respective legislature or other funding authority does not appropriate rent amounts in their respective annual budgets. These 8 tenants occupied approximately 4.8% of our rentable square feet and contributed approximately 5.0% of our annualized rental income as of June 30, 2023.
(2)Leased square feet is pursuant to leases existing as of June 30, 2023, and includes (i) space being fitted out for tenant occupancy pursuant to our lease agreements, if any, and (ii) space which is leased, but is not occupied or is being offered for sublease by tenants, if any. Square feet measurements are subject to changes when space is remeasured or reconfigured for new tenants.
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
As of June 30, 2023, we derived 22.4% of our annualized rental income from our properties located in the metropolitan Washington, D.C. market area, which includes Washington, D.C., Northern Virginia and suburban Maryland. Current economic conditions in this area or a possible recession, including as a result of current inflationary conditions or otherwise, could reduce demand from tenants for our properties, reduce rents that our tenants in this area are willing to pay when our leases expire and increase lease concessions for new leases and renewals. Additionally, there has been a decrease in demand for new leased office space by the U.S. government in the metropolitan Washington, D.C. market area, and that could increase competition for government tenants and adversely affect our ability to retain government tenants or maintain or increase our rents when our leases expire.
Our manager, RMR, employs a tenant review process for us. RMR assesses tenants on an individual basis based on various applicable credit criteria. In general, depending on facts and circumstances, RMR evaluates the creditworthiness of a tenant based on information concerning the tenant that is provided by the tenant and, in some cases, information that is publicly available or obtained from third party sources. We consider investment grade tenants to include: (a) investment grade rated tenants; (b) tenants with investment grade rated parent entities that guarantee the tenant’s lease obligations; and/or (c) tenants with investment grade rated parent entities that do not guarantee the tenant’s lease obligations. As of June 30, 2023, tenants contributing 53.1% of annualized rental income were investment grade rated (or their payment obligations were guaranteed by an investment grade rated parent) and tenants contributing an additional 9.8% of annualized rental income were subsidiaries of an investment grade rated parent (although these parent entities were not liable for the payment of rents).
As of June 30, 2023, tenants representing 1% or more of our total annualized rental income were as follows (square feet in thousands):

	Tenant	Credit Rating	Sq. Ft.	% of Leased Sq. Ft.	Annualized Rental Income	% of Total Annualized Rental Income
1	U.S. Government	Investment Grade	3,815	20.3%	$105,836	19.6%
2	Alphabet Inc. (Google)	Investment Grade	386	2.0%	22,119	4.1%
3	Shook, Hardy & Bacon L.L.P.	Not Rated	596	3.2%	19,216	3.5%
4	IG Investments Holdings LLC	Not Rated	338	1.8%	17,293	3.2%
5	State of California	Investment Grade	519	2.8%	16,205	3.0%
6	Bank of America Corporation	Investment Grade	577	3.1%	15,911	2.9%
7	Commonwealth of Massachusetts	Investment Grade	311	1.6%	12,260	2.3%
8	Tyson Foods, Inc. (1)	Investment Grade	248	1.3%	11,954	2.2%
9	CareFirst Inc.	Not Rated	207	1.1%	11,622	2.1%
10	Northrop Grumman Corporation	Investment Grade	337	1.8%	10,795	2.0%
11	Sonesta International Hotels Corporation (2)	Not Rated	230	1.2%	10,745	2.0%
12	CommScope Holding Company Inc.	Non Investment Grade	228	1.2%	9,582	1.8%
13	Sonoma Biotherapeutics, Inc. (3)	Not Rated	107	0.6%	8,032	1.5%
14	State of Georgia	Investment Grade	308	1.6%	7,345	1.4%
15	PNC Bank	Investment Grade	441	2.3%	6,927	1.3%
16	Micro Focus International plc	Non Investment Grade	215	1.1%	6,836	1.3%
17	Compass Group plc	Investment Grade	267	1.4%	6,697	1.2%
18	ServiceNow, Inc.	Investment Grade	149	0.8%	6,675	1.2%
19	Allstate Insurance Co.	Investment Grade	468	2.5%	6,484	1.2%
20	Automatic Data Processing, Inc.	Investment Grade	289	1.5%	6,196	1.1%
21	Church & Dwight Co., Inc.	Investment Grade	250	1.3%	6,043	1.1%
22	Leidos Holdings Inc.	Investment Grade	159	0.8%	5,950	1.1%
23	Primerica, Inc.	Investment Grade	344	1.8%	5,737	1.1%
	Total		10,789	57.1%	$336,460	62.2%
(1)In July 2023, we received notice from Tyson Foods, Inc. exercising its option to terminate its lease at a property we own in Chicago, IL effective January 2025, prior to the stated lease expiration date of January 31, 2028. We will receive an early termination fee of approximately $8,600.
(2)In June 2021, we entered into a 30-year lease with Sonesta. The lease relates to the redevelopment of a property we own in Washington, D.C to a mixed use and Sonesta's lease relates to the hotel component of the property. We substantially completed the redevelopment in June 2023 and the Sonesta lease is estimated to commence in August 2023. For more information about our lease with Sonesta, see Note 10 to our Condensed Consolidated Financial Statements included in Part I, Item I of this Quarterly Report on Form 10-Q.
(3)In August 2022, we entered into an approximately 10-year lease with Sonoma Biotherapeutics, Inc. at a property we own in Seattle, WA that is currently undergoing redevelopment. The term of the lease is estimated to commence in the fourth quarter of 2023.

Disposition Activities
During the six months ended June 30, 2023, we sold five properties containing approximately 296,000 rentable square feet for an aggregate sales price of $13,075, excluding closing costs.
As a result of current commercial real estate market conditions, including rising interest rates, the pace of our dispositions has moderated and we expect that trend to continue until commercial real estate industry conditions generally, and office market conditions specifically, improve. However, we continue to evaluate our portfolio to strategically recycle capital and are currently in various stages of marketing certain of our properties for sale, and we may decide to seek to sell additional properties in the future. As of July 25, 2023, we have entered into an agreement to sell one property containing approximately 80,000 rentable square feet for a sales price of $10,500, excluding closing costs. We cannot be sure we will sell any properties we are marketing for sale for prices in excess of their carrying values or otherwise. In addition, our pending sale is subject to conditions; accordingly, we cannot be sure that we will complete this sale or that this sale will not be delayed or the terms will not change.
For more information about our disposition activities, see Note 3 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Segment Information
We operate in one business segment: ownership of real estate properties.

RESULTS OF OPERATIONS (amounts in thousands, except per share amounts)

Three Months Ended June 30, 2023, Compared to Three Months Ended June 30, 2022

	Comparable Properties (1) Results Three Months Ended June 30,				Non-Comparable Properties Results Three Months Ended June 30,		Consolidated Results Three Months Ended June 30,
	2023	2022	$ Change	% Change	2023	2022	2023	2022	$ Change	% Change
Rental income	$133,467	$132,958	$509	0.4%	$530	$8,358	$133,997	$141,316	$(7,319)	(5.2%)
Operating expenses:
Real estate taxes	15,588	15,205	383	2.5%	313	1,378	15,901	16,583	(682)	(4.1%)
Utility expenses	5,649	5,325	324	6.1%	93	495	5,742	5,820	(78)	(1.3%)
Other operating expenses	26,036	24,143	1,893	7.8%	598	2,354	26,634	26,497	137	0.5%
Total operating expenses	47,273	44,673	2,600	5.8%	1,004	4,227	48,277	48,900	(623)	(1.3%)
Net operating income (loss) (2)	$86,194	$88,285	$(2,091)	(2.4%)	$(474)	$4,131	85,720	92,416	(6,696)	(7.2%)

Other expenses:
Depreciation and amortization							51,601	57,536	(5,935)	(10.3%)
Loss on impairment of real estate							—	4,773	(4,773)	n/m
Acquisition and transaction related costs							11,181	224	10,957	n/m
General and administrative							5,785	7,083	(1,298)	(18.3%)
Total other expenses							68,567	69,616	(1,049)	(1.5%)

Loss on sale of real estate							(2,305)	(11,637)	9,332	(80.2%)
Interest and other income							337	16	321	n/m
Interest expense							(26,525)	(26,515)	(10)	n/m
Loss on early extinguishment of debt							—	(77)	77	n/m
Loss before income tax (expense) benefit and equity in net losses of investees							(11,340)	(15,413)	4,073	(26.4%)
Income tax (expense) benefit							(211)	190	(401)	n/m
Equity in net losses of investees							(691)	(833)	142	(17.0%)
Net loss							$(12,242)	$(16,056)	$3,814	(23.8%)

Weighted average common shares outstanding (basic and diluted)							48,354	48,249	105	0.2%

Per common share amounts (basic and diluted):
Net loss							$(0.25)	$(0.33)	$0.08	(24.2%)

n/m - not meaningful

(1)Comparable properties consists of 148 properties we owned on June 30, 2023 and which we owned continuously since April 1, 2022 and excludes properties classified as held for sale and properties undergoing significant redevelopment, if any, and three properties owned by two unconsolidated joint ventures in which we own 51% and 50% interests.
(2)Our definition of net operating income, or NOI, and our reconciliation of net loss to NOI are included below under the heading “Non-GAAP Financial Measures.”
References to changes in the income and expense categories below relate to the comparison of consolidated results for the three months ended June 30, 2023, compared to the three months ended June 30, 2022.
Rental income. The decrease in rental income reflects a decrease in rental income of $7,841 as a result of property disposition activities, partially offset by increases in rental income of $509 for comparable properties and $13 for properties undergoing significant redevelopment. The increase in rental income for comparable properties is primarily due to an increase in reimbursement revenue resulting from higher operating expenses, partially offset by reductions in occupied space at certain of our properties and lower early termination income recorded in the 2023 period. Rental income includes non-cash straight line rent adjustments totaling $4,256 in the 2023 period and $2,775 in the 2022 period, and amortization of acquired real estate leases and assumed real estate lease obligations totaling $61 in the 2023 period and $(233) in the 2022 period.

Real estate taxes. The decrease in real estate taxes primarily reflects a decrease of $1,093 related to property disposition activities, partially offset by increases of $383 for comparable properties and $28 for properties undergoing significant redevelopment. Real estate taxes for comparable properties increased primarily due to refunds received in the 2022 period as a result of successful real estate tax appeals for certain of our properties.
Utility expenses. The decrease in utility expenses primarily reflects a decrease of $429 related to property disposition activities, partially offset by increases of $324 for comparable properties and $27 for properties undergoing significant redevelopment. The increase in utility expenses for comparable properties is primarily due to the impact of inflation in the 2023 period, as well as utility expenses that were previously paid directly by certain of our tenants that are now being paid by us pursuant to lease amendments executed in 2022 with those tenants.
Other operating expenses. Other operating expenses consist of salaries and benefit costs of property level personnel, repairs and maintenance expense, cleaning expense, other direct costs of operating our properties and property management fees. The increase in other operating expenses primarily reflects increases of $1,893 for comparable properties and $50 for properties undergoing significant redevelopment, partially offset by a decrease of $1,806 related to property disposition activities. The increase in other operating expenses for comparable properties is primarily due to the impact of inflation in the 2023 period, higher repairs and maintenance costs and higher insurance costs, as well as other operating expenses that were previously paid directly by certain of our tenants that are now being paid by us pursuant to lease amendments executed in 2022 with those tenants.
Depreciation and amortization. The decrease in depreciation and amortization primarily reflects decreases of $2,413 for comparable properties, $1,995 related to property disposition activities and $1,527 for properties undergoing significant redevelopment. Depreciation and amortization for comparable properties declined due to certain leasing related assets becoming fully depreciated since April 1, 2022, partially offset by depreciation and amortization of improvements made to certain of our properties since April 1, 2022.
Loss on impairment of real estate. We recorded a $4,773 loss on impairment of real estate in the 2022 period to reduce the carrying value of six properties to their estimated fair values less costs to sell.
Acquisition and transaction related costs. Acquisition and transaction related costs consist of costs related to our evaluation of potential acquisitions, dispositions and other strategic transactions, including costs incurred in connection with the Merger and related transactions. For more information regarding the Merger, see Notes 1, 9 and 10 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and our joint proxy statement/prospectus that is included in the Form S-4.
General and administrative. General and administrative expenses consist of fees pursuant to our business management agreement, equity compensation expense, legal and accounting fees, Trustees’ fees and expenses, securities listing and transfer agency fees and other costs relating to our status as a publicly traded company. The decrease in general and administrative expenses is primarily the result of a decrease in base business management fees resulting from a decrease in average total market capitalization and a decrease in share based compensation in the 2023 period compared to the 2022 period.
Loss on sale of real estate. We recorded a $2,305 net loss on sale of real estate resulting from the sale of two properties in the 2023 period. We recorded an $11,637 net loss on sale of real estate resulting from the sale of two properties in the 2022 period.
Interest and other income. The increase in interest and other income is primarily due to the effect of higher interest rates earned on cash balances invested in the 2023 period compared to the 2022 period.
Interest expense. The increase in interest expense reflects higher average amounts outstanding and higher average interest rates on borrowings under our revolving credit facility, as well as the issuance of four mortgage notes with an aggregate principal balance of $108,120 and a weighted average interest rate of 7.9% during the 2023 period, partially offset by the redemption of $300,000 of our senior unsecured notes with an interest rate of 4.0% in June 2022, higher capitalized interest and the repayment of two mortgage notes since July 1, 2022 with an aggregate principal balance of approximately $73,000 and a weighted average interest rate of 4.0%.
Loss on early extinguishment of debt. We recorded a loss on early extinguishment of debt of $77 in the 2022 period from the write off of unamortized discounts and debt issuance costs associated with the redemption of our senior unsecured notes due July 2022.

Income tax (expense) benefit. Income tax (expense) benefit is primarily the result of operating income earned in jurisdictions where we are subject to state income taxes and can fluctuate based on the timing of our income, including as a result of gains or losses on the sale of real estate.
Equity in net losses of investees. Equity in net losses of investees represents our proportionate share of losses from our investments in two unconsolidated joint ventures.
Net loss. Net loss and net loss per basic and diluted common share decreased in the 2023 period compared to the 2022 period primarily as a result of the changes noted above.

Six Months Ended June 30, 2023, Compared to Six Months Ended June 30, 2022

	Comparable Properties (1) Results Six Months Ended June 30,				Non-Comparable Properties Results Six Months Ended June 30,		Consolidated Results Six Months Ended June 30,
	2023	2022	$ Change	% Change	2023	2022	2023	2022	$ Change	% Change
Rental income	$265,335	$264,307	$1,028	0.4%	$1,084	$24,363	$266,419	$288,670	$(22,251)	(7.7%)
Operating expenses:
Real estate taxes	30,649	30,012	637	2.1%	585	3,216	31,234	33,228	(1,994)	(6.0%)
Utility expenses	12,693	11,165	1,528	13.7%	309	1,520	13,002	12,685	317	2.5%
Other operating expenses	51,440	48,089	3,351	7.0%	1,251	5,771	52,691	53,860	(1,169)	(2.2%)
Total operating expenses	94,782	89,266	5,516	6.2%	2,145	10,507	96,927	99,773	(2,846)	(2.9%)
NOI (2)	$170,553	$175,041	$(4,488)	(2.6%)	$(1,061)	$13,856	169,492	188,897	(19,405)	(10.3%)

Other expenses:
Depreciation and amortization							103,293	118,005	(14,712)	(12.5%)
Loss on impairment of real estate							—	21,820	(21,820)	n/m
Acquisition and transaction related costs							14,399	224	14,175	n/m
General and administrative							11,710	12,789	(1,079)	(8.4%)
Total other expenses							129,402	152,838	(23,436)	(15.3%)

Gain (loss) on sale of real estate							243	(9,488)	9,731	(102.6%)
Interest and other income							501	17	484	n/m
Interest expense							(51,756)	(53,954)	2,198	(4.1%)
Loss on early extinguishment of debt							—	(77)	77	n/m
Loss before income tax expense and equity in net losses of investees							(10,922)	(27,443)	16,521	(60.2%)
Income tax expense							(241)	(341)	100	(29.3%)
Equity in net losses of investees							(1,525)	(1,679)	154	(9.2%)
Net loss							$(12,688)	$(29,463)	$16,775	(56.9%)

Weighted average common shares outstanding (basic and diluted)							48,345	48,246	99	0.2%

Per common share amounts (basic and diluted):
Net loss							$(0.27)	$(0.61)	$0.34	(55.7%)

n/m - not meaningful
(1)Comparable properties consists of 148 properties we owned on June 30, 2023 and which we owned continuously since January 1, 2022 and excludes properties classified as held for sale and properties undergoing significant redevelopment, if any, and three properties owned by two unconsolidated joint ventures in which we own 51% and 50% interests.
(2)Our definition of NOI and our reconciliation of net loss to NOI are included below under the heading “Non-GAAP Financial Measures.”
References to changes in the income and expense categories below relate to the comparison of consolidated results for the six months ended June 30, 2023, compared to the six months ended June 30, 2022.

Rental income. The decrease in rental income primarily reflects decreases in rental income of $16,989 related to property disposition activities and $6,290 for properties undergoing significant redevelopment, partially offset by an increase of $1,028 for comparable properties. The increase in rental income for comparable properties is primarily due to an increase in reimbursement revenue resulting from higher operating expenses, partially offset by reductions in occupied space at certain of our properties and lower early termination income recorded in the 2023 period. The decrease in rental income for properties undergoing significant redevelopment is primarily due to termination fee revenue in the 2022 period and the reduction in occupied space at a property located in Seattle, WA that began a redevelopment project after the former tenant’s lease was terminated in February 2022. Rental income includes non-cash straight line rent adjustments totaling $8,429 in the 2023 period and $5,461 in the 2022 period, and amortization of acquired real estate leases and assumed real estate lease obligations totaling $140 in the 2023 period and $(576) in the 2022 period.
Real estate taxes. The decrease in real estate taxes primarily reflects decreases of $2,446 related to property disposition activities and $185 for properties undergoing significant redevelopment, partially offset by an increase of $637 for comparable properties. Real estate taxes for comparable properties increased primarily due to refunds received in the 2022 period as a result of successful real estate tax appeals for certain of our properties.
Utility expenses. The increase in utility expenses primarily reflects an increase of $1,528 for comparable properties, partially offset by decreases in utility expenses of $1,190 related to property disposition activities and $21 for properties undergoing significant redevelopment. The increase in utility expenses for comparable properties is primarily due to the impact of inflation in the 2023 period, as well as utility expenses that were previously paid directly by certain of our tenants that are now being paid by us pursuant to lease amendments executed in 2022 with those tenants.
Other operating expenses. The decrease in other operating expenses primarily reflects decreases of $4,162 related to property disposition activities and $358 for properties undergoing significant redevelopment, partially offset by an increase of $3,351 for comparable properties. The increase in other operating expenses for comparable properties is primarily due to the impact of inflation in the 2023 period, higher repairs and maintenance costs and higher insurance costs, as well as other operating expenses that were previously paid directly by certain of our tenants that are now being paid by us pursuant to lease amendments executed in 2022 with those tenants, partially offset by lower snow removal costs in the 2023 period.
Depreciation and amortization. The decrease in depreciation and amortization primarily reflects decreases of $6,705 for comparable properties, $4,939 related to property disposition activities and $3,068 for properties undergoing significant redevelopment. Depreciation and amortization for comparable properties decreased due to certain leasing related assets becoming fully depreciated since January 1, 2022, partially offset by depreciation and amortization of improvements made to certain of our properties since January 1, 2022.
Loss on impairment of real estate. We recorded a $21,820 loss on impairment of real estate in the 2022 period to reduce the carrying value of seven properties to their estimated fair values less costs to sell.
Acquisition and transaction related costs. Acquisition and transaction related costs consist of costs related to our evaluation of potential acquisitions, dispositions and other strategic transactions, including costs incurred in connection with the Merger and related transactions. For more information regarding the Merger, see Notes 1, 9 and 10 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and our joint proxy statement/prospectus that is included in the Form S-4.
General and administrative. The decrease in general and administrative expenses is primarily the result of a decrease in base business management fees resulting from a decrease in average total market capitalization and a decrease in share based compensation in the 2023 period compared to the 2022 period, partially offset by a state franchise tax refund received in the 2022 period.
Gain (loss) on sale of real estate. We recorded a $243 net gain on sale of real estate resulting from the sale of five properties in the 2023 period. We recorded a $9,488 net loss on sale of real estate resulting from the sale of six properties in the 2022 period.
Interest and other income. The increase in interest and other income is primarily due to the effect of higher interest rates earned on cash balances invested in the 2023 period compared to the 2022 period.
Interest expense. The decrease in interest expense reflects the redemption of our $300,000 senior unsecured notes with an interest rate of 4.0% in June 2022, higher capitalized interest in the 2023 period and the repayment of three mortgage notes since January 1, 2022 with an aggregate principal balance of approximately $98,000 and a weighted average interest rate of 4.2%, partially offset by higher average amounts outstanding and higher average interest rates on borrowings under our revolving credit facility, as well as the issuance of four mortgage notes with an aggregate principal balance of $108,120 and a weighted average interest rate of 7.9% during the 2023 period.
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
The following table presents the reconciliation of net loss to NOI for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(12,242)	$(16,056)	$(12,688)	$(29,463)
Equity in net losses of investees	691	833	1,525	1,679
Income tax expense (benefit)	211	(190)	241	341
Loss before income tax expense (benefit) and equity in net losses of investees	(11,340)	(15,413)	(10,922)	(27,443)
Loss on early extinguishment of debt	—	77	—	77
Interest expense	26,525	26,515	51,756	53,954
Interest and other income	(337)	(16)	(501)	(17)
(Gain) loss on sale of real estate	2,305	11,637	(243)	9,488
General and administrative	5,785	7,083	11,710	12,789
Acquisition and transaction related costs	11,181	224	14,399	224
Loss on impairment of real estate	—	4,773	—	21,820
Depreciation and amortization	51,601	57,536	103,293	118,005
NOI	$85,720	$92,416	$169,492	$188,897

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
The following table presents the reconciliation of net loss to FFO and Normalized FFO for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(12,242)	$(16,056)	$(12,688)	$(29,463)
Add (less): Depreciation and amortization:
Consolidated properties	51,601	57,536	103,293	118,005
Unconsolidated joint venture properties	868	732	1,698	1,494
Loss on impairment of real estate	—	4,773	—	21,820
(Gain) loss on sale of real estate	2,305	11,637	(243)	9,488
FFO	42,532	58,622	92,060	121,344
Add (less): Acquisition and transaction related costs	11,181	224	14,399	224
Loss on early extinguishment of debt	—	77	—	77
Normalized FFO	$53,713	$58,923	$106,459	$121,645

Weighted average common shares outstanding (basic and diluted)	48,354	48,249	48,345	48,246

FFO per common share (basic and diluted)	$0.88	$1.21	$1.90	$2.52
Normalized FFO per common share (basic and diluted)	$1.11	$1.22	$2.20	$2.52
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
On July 13, 2023, we announced a regular quarterly cash distribution of $0.25 per common share ($1.00 per common share per year). We determine our distribution payout ratio with consideration for our expected capital expenditures as well as cash flows from operations and payment of debt obligations. In April 2023, we reduced our quarterly cash distribution to the current level of $0.25 per common share to increase financial flexibility. Following the Merger, we expect the combined company’s annual distribution will remain at $1.00 per common share per year.
Pursuant to our capital recycling program, we selectively sell certain properties from time to time to manage leverage levels and to acquire new properties or portfolios with a goal of improving our asset diversification, our geographical footprint and the average age of our properties, lengthening the weighted average term of our leases and increasing tenant retention. During the six months ended June 30, 2023, we sold five properties for an aggregate sales price of $13,075, excluding closing costs. As a result of current real estate market conditions, including rising interest rates, the pace of our dispositions has moderated and we expect that trend to continue until commercial real estate industry conditions generally, and office market conditions specifically, improve. However, we continue to evaluate our portfolio to strategically recycle capital and are currently in various stages of marketing certain of our properties for sale. As of July 25, 2023, we have entered into an agreement to sell one property for a sales price of $10,500, excluding closing costs. We cannot be sure we will sell any properties we are marketing for sale for prices in excess of their carrying values or otherwise. In addition, our pending sale is subject to conditions; accordingly, we cannot be sure that we will complete this sale or that this sale will not be delayed or the terms will not change. We continue to carefully consider our capital allocation strategy to position us to opportunistically recycle and deploy capital.
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
The following is a summary of our sources and uses of cash flows for the periods presented, as reflected in our condensed consolidated statements of cash flows:

	Six Months Ended June 30,
	2023	2022
Cash, cash equivalents and restricted cash at beginning of period	$12,249	$84,515
Net cash provided by (used in):
Operating activities	88,228	108,913
Investing activities	(129,960)	(17,112)
Financing activities	55,305	(148,567)
Cash, cash equivalents and restricted cash at end of period	$25,822	$27,749
The decrease in cash provided by operating activities for the 2023 period compared to the 2022 period was primarily due to decreases in NOI in the 2023 period due to property dispositions and an increase in costs incurred in connection with the Merger and related transactions. The increase in cash used in investing activities in the 2023 period compared to the 2022 period was primarily due to lower proceeds received from property sales in the 2023 period and increased capital expenditures in the 2023 period related to our redevelopment project in Seattle, WA. The increase in cash provided by financing activities in the 2023 period was primarily due to the redemption of $300,000 of our senior unsecured notes in the 2022 period and the issuance of $108,120 of mortgage notes and decreased distributions to our common shareholders in the 2023 period.
Our Investment and Financing Liquidity and Resources (dollar amounts in thousands, except per share amounts)
In order to fund acquisitions and to meet cash needs that may result from our desire or need to make distributions or pay operating or capital expenses, we maintain a $750,000 revolving credit facility. In June 2023, we exercised our option to extend the maturity date of our revolving credit facility by six months to January 31, 2024. We can borrow, repay and reborrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity. In March 2023, we amended our credit agreement to, among other things, replace LIBOR with SOFR as the benchmark interest rate for calculating interest payable on amounts outstanding under our revolving credit facility. We are required to pay interest at a rate of SOFR plus a premium, which was 145 basis points per annum at June 30, 2023, on the amount outstanding under our revolving credit facility. We also pay a facility fee on the total amount of lending commitments under our revolving credit facility, which was 30 basis points per annum at June 30, 2023. Both the interest rate premium and facility fee are subject to adjustment based upon changes to our credit ratings. As of June 30, 2023, the annual interest rate payable on borrowings under our revolving credit facility was 6.6%. As of June 30, 2023 and July 25, 2023, we had $240,000 and $230,000, respectively, outstanding under our revolving credit facility, and $510,000 and $520,000, respectively, available for borrowing.
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
Mortgage Notes Issuances
During the six months ended June 30, 2023, we issued four mortgage notes with an aggregate principal balance of $108,120 and a weighted average interest rate of 7.863%. The net proceeds from these mortgage loans were used to repay amounts outstanding under our revolving credit facility. See Note 6 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information regarding our mortgage note issuances.
Mortgage Note Repayment
In June 2023, we repaid at maturity, a mortgage note secured by one property with an outstanding principal balance of $50,000 and an annual interest rate of 3.7% using cash on hand and borrowings under our revolving credit facility.
As of June 30, 2023, our debt maturities (other than our revolving credit facility), consisting of senior unsecured notes and mortgage notes, were as follows:

Year	Debt Maturities
2023	$—
2024	350,000
2025	650,000
2026	300,000
2027	350,000
2028 and thereafter	670,120
Total	$2,320,120
None of our unsecured debt obligations require sinking fund payments prior to their maturity dates. Our mortgage debts currently require monthly payments of interest only; however, certain of our mortgages will require payments of principal and interest after a specified date through maturity.
In addition to our debt obligations, as of June 30, 2023, we had estimated unspent leasing related obligations of $151,798, of which we expect to spend $89,129 over the next 12 months.
We substantially completed the redevelopment of a property located in Washington, D.C. containing approximately 427,000 rentable square feet in June 2023. The total project costs associated with this redevelopment, including lease related costs that will continue to be incurred subsequent to the substantial completion date, will be approximately $227,000. As of June 30, 2023, we had incurred $177,165 related to this project. In June 2021, we entered into a 30-year lease for approximately 230,000 rentable square feet at this property that is approximately 25.1% higher than the prior rental rate for the same space, making the redevelopment project 54% pre-leased. See Note 10 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information regarding this lease and related redevelopment costs.
We are also in the process of redeveloping a three-property campus located in Seattle, WA containing approximately 300,000 rentable square feet. This project includes the repositioning of two properties from office to life science and maintaining the third property for office use. We currently estimate the total project costs associated with this redevelopment will be $162,000 and completion of the redevelopment in the fourth quarter of 2023. As of June 30, 2023, we had incurred $97,727 related to this project. In August 2022, we entered into an approximately 10-year lease for approximately 84,000 rentable square feet at one of the life science properties that is approximately 109.0% higher than the prior rental rate for the same space, making the redevelopment project 28% pre-leased.
We currently expect to use cash balances, borrowings under our revolving credit facility, net proceeds from property sales, incurrences or assumptions of mortgage debt and net proceeds from offerings of debt or equity securities to fund our future operations, capital expenditures, distributions to our shareholders and property acquisitions. When significant amounts are outstanding under our revolving credit facility or the maturities of our indebtedness approach, we expect to explore refinancing alternatives. Such alternatives may include incurring term debt, issuing debt or equity securities, extending the maturity date of our revolving credit facility and entering into a new revolving credit facility. We may assume additional mortgage debt in connection with our acquisitions or elect to place new mortgages on properties we own as a source of financing. We may also seek to participate in additional joint ventures or other arrangements that may provide us with additional sources of financing. Although we cannot be sure that we will be successful in consummating any particular type of financing, we believe that we will have access to financing, such as debt and equity offerings, to fund future acquisitions and capital expenditures and to pay our obligations. We currently have an effective shelf registration statement that allows us to issue public securities on an expedited basis, but it does not assure that there will be buyers for such securities.
In connection with the execution of the Merger Agreement, we entered into a commitment letter, dated as of April 11, 2023, with JPM, pursuant to which JPM has committed to provide, subject to the terms and conditions of the commitment letter, a senior secured bridge facility to us in an aggregate principal amount of $368,000. Our overall financing strategy for the Merger is to separately secure loans on certain of the secured bridge facility collateral properties on more favorable terms. As of June 30, 2023, we have issued mortgage loans with an aggregate principal amount of $108,120, and as a result have amended the commitment letter to reduce the aggregate principal amount of the senior secured bridge facility to $259,880.
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
During the six months ended June 30, 2023, we paid quarterly distributions to our shareholders totaling $38,851 using cash on hand and borrowings under our revolving credit facility. On July 13, 2023, we declared a regular quarterly distribution payable to shareholders of record on July 24, 2023 of $0.25 per share, or approximately $12,150. We expect to pay this distribution on or about August 17, 2023 using cash on hand and borrowings under our revolving credit facility. For more information regarding the distributions we paid and declared during 2023, see Note 8 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
We own 51% and 50% interests in two unconsolidated joint ventures which own three properties. The properties owned by these joint ventures are encumbered by an aggregate $82,000 principal amount of mortgage indebtedness, none of which is recourse to us. In July 2023, the maturity date of the mortgage loan secured by the property owned by our unconsolidated joint venture, in which we have a 50% interest, was extended by three years at the same interest rate. We do not control the activities that are most significant to these joint ventures and, as a result, we account for our investments in these joint ventures under the equity method of accounting. For more information on the financial condition and results of operations of these joint ventures, see Note 3 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. Other than these joint ventures, as of June 30, 2023, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Debt Covenants (dollars in thousands)
Our principal debt obligations at June 30, 2023 consisted of $240,000 of borrowings outstanding under our revolving credit facility, an outstanding principal balance of $2,212,000 of public issuances of senior unsecured notes and mortgage notes with an outstanding principal balance $108,120. Also, the three properties owned by two joint ventures in which we own 51% and 50% interests secure two additional mortgage notes. Our publicly issued senior unsecured notes are governed by indentures and their supplements. Our credit agreement and our senior unsecured notes indentures and their supplements provide for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, such as, in the case of our credit agreement, a change of control of us, which includes RMR ceasing to act as our business and property manager. Our credit agreement and our senior unsecured notes indentures and their supplements also contain a number of covenants, including those that restrict our ability to incur debts, including debts secured by mortgages on our properties, in excess of calculated amounts, require us to comply with certain financial covenants and, in the case of our credit agreement, restrict our ability to make distributions to our shareholders under certain circumstances. As of June 30, 2023, we believe we were in compliance with the terms and conditions of our respective covenants under our credit agreement and senior unsecured notes indentures and their supplements. Our mortgage notes are non-recourse, subject to certain limited exceptions, and do not contain any material financial covenants.
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
Related Person Transactions
We have relationships and historical and continuing transactions with RMR, RMR Inc. and others related to them. For more information about these and other such relationships and related person transactions, see Notes 9 and 10 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, our 2022 Annual Report, our definitive Proxy Statement for our 2023 Annual Meeting of Shareholders and our other filings with the SEC. In addition, see the section captioned “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q and in Part I, Item 1A of our 2022 Annual Report for a description of risks that may arise as a result of these and other related person transactions and relationships. We may engage in additional transactions with related persons, including businesses to which RMR or its subsidiaries provide management services.
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

Fixed Rate Debt
At June 30, 2023, our outstanding fixed rate debt consisted of the following:

Debt	Principal Balance (1)	Annual Interest Rate (1)	Annual Interest Expense	Maturity	Interest Payments Due
Senior unsecured notes	$350,000	4.250%	$14,875	2024	Semi-annually
Senior unsecured notes	650,000	4.500%	29,250	2025	Semi-annually
Senior unsecured notes	300,000	2.650%	7,950	2026	Semi-annually
Senior unsecured notes	350,000	2.400%	8,400	2027	Semi-annually
Senior unsecured notes	400,000	3.450%	13,800	2031	Semi-annually
Senior unsecured notes	162,000	6.375%	10,328	2050	Quarterly
Mortgage note (one property in Landover, MD)	30,680	7.210%	2,212	2033	Monthly
Mortgage note (one property in Sterling, VA)	26,340	8.139%	2,144	2028	Monthly
Mortgage note (one property in Ewing, NJ)	42,700	8.272%	3,532	2028	Monthly
Mortgage note (one property in San Jose, CA)	8,400	7.305%	614	2033	Monthly
Total	$2,320,120		$93,105
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
Our senior unsecured notes require semi-annual or quarterly interest payments through maturity. Our mortgage notes require monthly payments of interest only or payments of principal and interest through maturity. Because these debts require interest to be paid at a fixed rate, changes in market interest rates during the term of these debts will not affect our interest obligations. If these debts were refinanced at interest rates which are one percentage point higher or lower than shown above, our annual interest cost would increase or decrease by approximately $23,201.
Changes in market interest rates also would affect the fair value of our fixed rate debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt. Since the beginning of 2022, the U.S. Federal Reserve has been raising interest rates in an effort to combat inflation and may continue to do so. Based on the balances outstanding at June 30, 2023, and discounted cash flow analyses through the respective maturity dates, and assuming no other changes in factors that may affect the fair value of our fixed rate debt obligations, a hypothetical immediate one percentage point increase in interest rates would change the fair value of those obligations by approximately $69,266.
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
In addition to the fixed rate debt presented in the table above, at June 30, 2023, we had noncontrolling ownership interests of 51% and 50% in two unconsolidated joint ventures that own three properties that are secured by fixed rate debt consisting of the following mortgage notes:

Debt	Our JV Ownership Interest	Principal Balance (1)(2)	Annual Interest Rate (1)	Annual Interest Expense	Maturity	Interest Payments Due
Mortgage note (two properties in Fairfax, VA)	51%	$50,000	4.090%	$2,045	2029	Monthly
Mortgage note (one property in Washington, D.C.) (3)	50%	32,000	3.690%	1,181	2027	Monthly
Total		$82,000		$3,226
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
(3)In July 2023, the maturity date of this mortgage loan was extended by three years at the same interest rate.

Floating Rate Debt
At June 30, 2023, our floating rate debt consisted of $240,000 outstanding under our $750,000 revolving credit facility. Our revolving credit facility matures on January 31, 2024. No principal repayments are required under our revolving credit facility prior to maturity, and we can borrow, repay and reborrow funds available under our revolving credit facility, subject to conditions, at any time without penalty.
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
The following table presents the impact a one percentage point increase in interest rates would have on our annual floating rate interest expense as of June 30, 2023:

	Impact of an Increase in Interest Rates
	Annual Interest Rate (1)	Outstanding Debt	Total Interest Expense Per Year	Annual Earnings Per Share Impact (2)
At June 30, 2023	6.6%	$240,000	$15,840	$0.33
One percentage point increase	7.6%	$240,000	$18,240	$0.38
(1)Based on SOFR plus a premium, which was 145 basis points per annum, as of June 30, 2023.
(2)Based on the weighted average shares outstanding (diluted) for the six months ended June 30, 2023.
The following table presents the impact a one percentage point increase in interest rates would have on our annual floating rate interest expense as of June 30, 2023 if we were fully drawn on our revolving credit facility:

	Impact of an Increase in Interest Rates
	Annual Interest Rate (1)	Outstanding Debt	Total Interest Expense Per Year	Annual Earnings Per Share Impact (2)
At June 30, 2023	6.6%	$750,000	$49,500	$1.02
One percentage point increase	7.6%	$750,000	$57,000	$1.18
(1)Based on SOFR plus a premium, which was 145 basis points per annum, as of June 30, 2023.
(2)Based on the weighted average shares outstanding (diluted) for the six months ended June 30, 2023.
The foregoing tables show the impact of an immediate increase in floating interest rates as of June 30, 2023. If interest rates were to increase gradually over time, the impact would be spread over time. Our exposure to fluctuations in floating interest rates will increase or decrease in the future with increases or decreases in the outstanding amount under our revolving credit facility or our other floating rate debt, if any. Although we have no present plans to do so, we may in the future enter into hedge arrangements from time to time to mitigate our exposure to changes in interest rates.
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
There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Warning Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other securities laws that are subject to risks and uncertainties. These statements may include words such as “believe”, “expect”, “anticipate”, “intend”, “plan”, “estimate”, “will”, “may” and negatives or derivatives of these or similar expressions. These forward-looking statements include, among others, statements about: the Merger and plans and expectations for the combined entity, including our financing strategy for the Merger; economic and market conditions; demand for office lease space; our future leasing activity; our leverage levels and possible future financings; our liquidity needs and sources; our capital expenditure plans and commitments; our capital recycling program; acquisitions and dispositions; our redevelopment and construction activities and plans; and the amount and timing of future distributions.
Forward-looking statements reflect our current expectations, are based on judgments and assumptions, are inherently uncertain and are subject to risks, uncertainties and other factors, which could cause our actual results, performance or achievements to differ materially from expected future results, performance or achievements expressed or implied in those forward-looking statements. Some of the risks, uncertainties and other factors that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, but are not limited to, the following:
•The likelihood that we will complete the Merger and related transactions, including our and DHC’s ability to obtain shareholder approval, our ability to obtain an amendment or replacement of our credit agreement and obtaining other financing, consents or approvals required in connection with the Merger, and that our shareholders will benefit from the Merger,
•The impact of increasing or sustained high interest rates, inflation, labor market challenges, dislocation and volatility in the public equity and debt markets, conditions in the commercial real estate industry generally and in the sectors we operate, geopolitical instability and economic downturns or recessions on us and our tenants,
•The extent to which changes in office space utilization and needs, including due to remote work arrangements, may impact demand for office space at our properties,
•The financial strength of our tenants,
•Risks and uncertainties regarding the costs and timing of development, redevelopment and repositioning activities, including as a result of inflation, cost overruns, supply chain challenges, labor shortages, construction delays or inability to obtain necessary permits,
•Whether our tenants will renew or extend their leases and not exercise early termination options pursuant to their leases or that we will obtain replacement tenants on terms as favorable to us as our prior leases,
•Our ability to successfully recycle and deploy capital,
•The likelihood that our tenants will pay rent or be negatively affected by cyclical economic conditions or government budget constraints,
•Our ability to pay distributions to our shareholders and to maintain or increase the amount of such distributions,
•Our ability to increase or maintain occupancy at our properties on terms desirable to us,
•Our ability to increase rents when our leases expire or renew,
•Our tenant and geographic concentration,
•Our ability to manage our capital expenditures and other operating costs effectively and to maintain and enhance our properties and their appeal to tenants,
•Our ability to acquire properties that realize our targeted returns,
•Our ability to sell properties at prices we target,
•Our ability to cost effectively raise and balance our use of debt and equity capital,
•Our ability to make required payments on our debt,

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
Part II. Other Information
Item 1. Legal Proceedings
On July 12, 2023, we and our board of trustees were sued in a lawsuit captioned Stephen Bushansky v. Office Properties Income Trust et al., Case No. 1:23-cv-05993, or the Bushansky Action, filed in the United States District Court for the Southern District of New York in connection with the Merger. The complaint in the Bushansky Action alleges that we and our board of trustees violated federal securities laws by omitting or misstating material information in the Form S-4. The Plaintiff in the Bushansky Action seeks, among other things, (i) to enjoin the Merger until the alleged deficiencies in the Form S-4 are corrected and (ii) attorneys’ and experts’ fees and costs in connection with the lawsuit. We believe that such lawsuit is without merit.
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
At the Effective Time, each DHC Common Share outstanding immediately prior to the Effective Time will be converted into the right to receive 0.147 of our newly issued common shares, or the Merger Consideration, subject to adjustment for certain reclassifications, distributions, recapitalizations or similar transactions and other exceptional distributions as described in the Merger Agreement, with cash paid in lieu of fractional shares. The Exchange Ratio is fixed in the Merger Agreement and will not be adjusted for changes in the market price of our common shares or the DHC Common Shares. Changes in the market price of our common shares prior to the consummation of the Merger will affect the market value of the Merger Consideration. As of July 25, 2023, the closing price of our common shares decreased from $11.55 on April 10, 2023, the last trading day before the public announcement of the Merger, to $7.67, and the closing price of the DHC Common Shares increased from $1.24 on April 10, 2023 to $2.36, and, as a result of such changes, the implied value of the merger consideration per DHC Common Share decreased from $1.70 on April 10, 2023 to $1.13 on July 25, 2023.

The market price of our common shares and the DHC Common Shares may change as a result of a variety of factors (many of which are beyond our and DHC’s control), including the following:
•market reaction to the announcement of the Merger and the Share Issuance, approval by our shareholders of the Merger and the Share Issuance and approval by the DHC shareholders of the Merger;
•changes in our or DHC’s respective businesses, operations, assets, liabilities, financial position and prospects, or in the market’s assessments thereof, or of the prospects of the combined company following the Merger;
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
•market assessments relating to the likelihood and terms of the financing to be obtained in connection with the Merger;
•federal, state and local legislation, governmental regulation and legal developments in the businesses in which we and DHC operate;
•shareholder litigation relating to the Merger or dissident shareholder activity;
•changes that affect the real estate market generally or the sectors applicable to us or DHC;
•changes in the United States or global economy or capital, financial or securities markets generally;

•any reductions in our regular quarterly cash distribution on our common shares; and
•other factors beyond our or DHC’s control, including those described and referred to above under this “Risk Factors” section.
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
The consummation of the Merger is subject to the satisfaction or waiver of conditions, including, among others, (i) the receipt of approvals by our shareholders of the Merger and the Share Issuance, (ii) the receipt of the approval by DHC’s shareholders of the Merger, and (iii) the extension or replacement of our revolving credit agreement on terms that, among other things, would not be reasonably likely to be materially adverse to our business, operations or financial condition after giving effect to the Merger and would not delay or prevent the consummation of the Merger. These conditions make the completion and the timing of the completion of the Merger uncertain. Also, either we or DHC may terminate the Merger Agreement if the Merger is not completed by September 30, 2023, except that this right to terminate the Merger Agreement will not be available to a party if that party failed to fulfill its obligations under the Merger Agreement and that failure was a principal cause of, or resulted in, the failure of the Merger to be completed on or before such date.
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
•we may experience challenges with indebtedness, including compliance with the terms governing existing indebtedness and/or refinancing such indebtedness; and
•the market price of our common shares could decline to the extent that the current market price reflects, and is positively affected by, a market assumption that the Merger will be completed.

We or DHC may waive one or more of the conditions to the Merger without re-soliciting shareholder approval.
If permitted by applicable law, we or DHC may determine to waive, in whole or in part, one or more of the conditions to our or DHC’s obligations to consummate the Merger. Any determination whether to waive any condition to the Merger and whether to re-solicit shareholder approval or amend the joint proxy statement/prospectus as a result of a waiver will be made by us or DHC, as applicable, at the time of such waiver based on the facts and circumstances as they exist at that time.
The Merger Agreement contains provisions that could discourage a potential competing acquirer of either us or DHC, or could result in any competing proposal being at a lower price than it might otherwise be.
The Merger Agreement contains provisions that, subject to certain exceptions, restrict our ability and the ability of DHC to initiate, solicit, propose, knowingly encourage or knowingly facilitate competing third-party proposals to effect, among other things, a merger, reorganization, share exchange, consolidation or the sale of 20% or more of the shares or consolidated net revenues, net income or total assets of us or DHC. In addition, we and DHC generally each have an opportunity to offer to modify the terms of the Merger Agreement in response to any superior proposal (as defined in the Merger Agreement) that may be made to the other party, and our or DHC’s board of trustees, in each case acting on the recommendation of the special committee of the respective board, or our or DHC’s special committee as the case may be, may withdraw or modify its recommendation in response to such superior proposal or terminate the Merger Agreement to enter into a definitive agreement with respect to such superior proposal. Upon termination of the Merger Agreement under certain circumstances relating to an acquisition proposal, we may be required to pay to DHC a termination fee of $11.2 million, or DHC may be required to pay to us a termination fee of $5.9 million, in each case plus reasonable fees and expenses.
These provisions could discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of us or DHC from considering or proposing such an acquisition, even if it were prepared to pay consideration with a higher per share value or implied premium to our shareholders than the value proposed to be received or expected to be realized in the Merger, or might result in a potential competing acquirer proposing to pay a lower price than it might otherwise have proposed to pay because of the added expense of the termination fee that may become payable in certain circumstances under the Merger Agreement.
If the Merger Agreement is terminated and we determine to seek another business combination, we may not be able to negotiate a transaction with another party on terms comparable to, or better than, the terms of the Merger contemplated by the Merger Agreement.
Our and DHC’s business and property management agreements with RMR contain provisions that could discourage a potential competing acquirer of either us or DHC, or could result in any competing proposal being at a significantly lower price than it might otherwise be.
The termination of our or DHC’s business and property management agreements with RMR may require us or DHC, as applicable, to pay a substantial termination fee to RMR. RMR has agreed to waive its right to receive payment of the termination fees under its business and property management agreements with DHC upon the termination of those agreements when the Merger is consummated. This waiver by RMR applies only in respect of the Merger and does not apply in respect of any competing proposal, superior proposal or other transaction or arrangement. The termination provisions of our or DHC’s business and property management agreements with RMR substantially increase the cost to us and DHC of terminating these agreements, which may discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of us or DHC from considering or proposing such an acquisition or could result in any competing proposal being at a significantly lower price than it might otherwise be.
The pendency of the Merger could adversely affect our and DHC’s business and operations.
During the pendency of the Merger, due to operating covenants in the Merger Agreement, we and DHC may each be unable to undertake or pursue certain strategic transactions or significant capital projects, financing transactions or other actions that are not in the ordinary course of business, even if such actions may be beneficial to us or DHC. In addition, some tenants, vendors or other contractual counterparties may delay or defer decisions related to their business dealings with us and DHC, or exercise consent, termination or other contractual rights, during the pendency, or as a result, of the Merger, which could negatively impact the revenues, earnings, cash flows or expenses of us, DHC and/or the combined company, regardless of whether the Merger is completed.

Our Trustees and executive officers, DHC’s trustees and executive officers and RMR and RMR Inc. may each have interests in the Merger that are different from, or in addition to, the interests of our and DHC’s shareholders, generally. This may create a potential divergence of interest or the appearance thereof.
The interests of our and DHC’s respective trustees and executive officers and of RMR and RMR Inc. include, among other things, the continued service as a trustee or executive officer of the combined company following the Merger, as applicable, certain rights to continuing indemnification and directors’ and officers’ liability insurance for DHC’s trustees and executive officers, continuation of our business and property management agreements with RMR following the Merger, from which RMR earns significant fees, and the potential for increased fees payable to RMR in connection with the Merger. There is a risk that these interests may influence our and DHC’s respective trustees and executive officers and RMR to support the Merger. Although there is no change in the formulas used to determine fees payable by the combined company to RMR compared to our or DHC’s existing management agreements with RMR, improved performance by the combined company compared to the applicable benchmarks could result in the combined company paying an incentive fee (or an increased incentive fee, as applicable) given that the performance of the combined company may be different than our or DHC’s performance on a stand-alone basis.
In addition, certain members of our and DHC’s boards of trustees and special committees serve or have served as members of the boards of trustees or directors of companies managed by RMR. There is a risk that these interests may influence our and DHC’s respective trustees and executive officers and RMR and RMR Inc. to support the Merger.
These interests of our and DHC’s respective trustees and executive officers and of RMR and RMR Inc. in the Merger may increase the risk of litigation intended to enjoin or prevent the Merger and the risk of other dissident shareholder activity related thereto. In the past, and in particular following the announcement of a significant transaction, periods of volatility in the overall market or declines in the market price of a company’s securities, shareholder litigation and dissident shareholder proposals have often been instituted against companies alleging conflicts of interest in business dealings with affiliated or related persons and entities. The relationships described above may precipitate such activities by dissident shareholders and, if instituted against us or DHC or our respective trustees or executive officers, such activities could result in substantial costs, a material delay or prevention of the Merger and a diversion of management’s attention, even if the shareholder action is without merit or unsuccessful.
Lawsuits may be commenced seeking to enjoin or prevent the Merger or seeking other relief which may delay or prevent the completion of the Merger and result in us or DHC incurring substantial costs.
Public company merger and acquisition transactions are often subject to lawsuits initiated by plaintiff’s counsel seeking to enjoin or prevent the transaction or obtain other relief. We, our Trustees, officers and advisors and DHC, its trustees, officers and advisors may become subject to similar litigation with respect to the Merger. We are aware that several law firms have indicated that they are investigating the Merger and related matters, including actions taken by our board of trustees, to determine whether they may seek to assert claims. On July 12, 2023, we and our board of trustees were sued in a lawsuit filed in the United States District Court for the Southern District of New York in which the plaintiff alleges that we and our board of trustees violated federal securities laws by omitting or misstating material information in the Form S-4. In addition, DHC has received several demand letters alleging omissions of material information from the joint proxy statement/prospectus. Any such lawsuit could seek, among other things, injunctive or other equitable relief including a request to rescind parts of the Merger Agreement and to otherwise enjoin the parties from consummating the Merger, as well as require payment of fees and other costs by the defendants. We, DHC and any other defendant may incur substantial costs defending any such lawsuit, as well as the distraction of management’s attention, even if such lawsuits are without merit or unsuccessful. No assurance can be made as to the outcome of any such lawsuits. If the plaintiffs were successful in obtaining an injunction prohibiting the parties from completing the Merger or in obtaining other relief, the completion of the Merger may be prevented or delayed or its terms could change.
Following the Merger, the principal amount of our indebtedness will increase and we may need to incur more debt in the future. Such increase in our indebtedness may increase the risks we face.
We expect to assume DHC’s indebtedness upon consummation of the Merger. As of June 30, 2023, we had approximately $2.6 billion in principal amount of indebtedness and DHC had approximately $2.8 billion in principal amount of indebtedness. Our increased indebtedness could have important consequences to holders of our common shares, including:
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
•exposing us to operating difficulties due to an increased amount of secured debt; and
•limiting our ability to react to changing market conditions in the real estate industry.
In addition, the agreements governing our future indebtedness may contain covenants and terms that are more restrictive than the covenants and terms governing our existing indebtedness, including restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us or the combined company, among other things, to obtain additional capital, pursue business opportunities and pay distributions.
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
The market price of our common shares may decline as a result of the Merger if we do not achieve the perceived benefits of the Merger or the effect of the Merger on our financial results is not consistent with the expectations of financial or industry analysts. In addition, upon consummation of the Merger, our shareholders and DHC shareholders will own our common shares, and we will operate an expanded business with a different mix of assets, liabilities and risks. Our and DHC’s respective current shareholders may not wish to continue to invest in the combined company, or for other reasons may wish to dispose of some or all of our common shares that they own. If, following the Effective Time, large amounts of our common shares are sold, the market price of our common shares could decline.
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
The market price and trading volume of our common shares may be volatile following the Merger.
Our common shares may experience significant price and volume fluctuations, and investors in our common shares may experience a decrease in the value of their shares, including decreases unrelated to our operating performance or prospects. We cannot assure that the market price of our common shares will not fluctuate or decline significantly in the future.

In the past, securities class action litigation has often been instituted against companies following periods of volatility in the price of their common shares. This type of litigation could result in substantial costs and divert the combined company’s management’s attention and resources, which could have a material adverse effect on its cash flows, its ability to execute its business strategy and/or its ability to make distributions to its shareholders.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer purchases of equity securities. The following table provides information about our purchases of our equity securities during the quarter ended June 30, 2023:

Calendar Month	Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
May 1, 2023 - May 31, 2023	5,165	$6.04	—	$—
June 1, 2023 - June 30, 2023	1,614	7.90	—	—
Total	6,779	$6.48	—	$—
(1)These common share withholdings and purchases were made to satisfy tax withholding and payment obligations of one of our Trustees and certain former officers and employees of RMR in connection with the vesting of awards of our common shares to them. We withheld and purchased these shares at their fair market values based upon the trading prices of our common shares at the close of trading on Nasdaq on the purchase dates.
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

3.2	Second Amended and Restated Bylaws of the Company, adopted June 13, 2023. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 13, 2023.)

4.1	Form of Common Share Certificate. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2018.)

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

31.1	Rule 13a-14(a) Certification. (Filed herewith.)

31.2	Rule 13a-14(a) Certification. (Filed herewith.)

31.3	Rule 13a-14(a) Certification. (Filed herewith.)

31.4	Rule 13a-14(a) Certification. (Filed herewith.)

32.1	Section 1350 Certification. (Furnished herewith.)

99.1	Letter Agreement, dated as of May 25, 2023, between the Company and The RMR Group LLC (Filed herewith.)

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document. (Filed herewith.)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (Filed herewith.)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (Filed herewith.)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (Filed herewith.)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (Filed herewith.)
104	Cover Page Interactive Data File. (Formatted as Inline XBRL and contained in Exhibit 101.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OFFICE PROPERTIES INCOME TRUST

By:	/s/ Christopher J. Bilotto
Christopher J. Bilotto
President and Chief Operating Officer
Dated: July 26, 2023

By:	/s/ Matthew C. Brown
Matthew C. Brown
Chief Financial Officer and Treasurer
(principal financial officer and principal accounting officer)
Dated: July 26, 2023