Form 10-Q
period 2023-09-30
OFFICE PROPERTIES INCOME TRUST
filed 2023-10-30
CIK 1456772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Number of registrant’s common shares of beneficial interest, $.01 par value per share, outstanding as of October 27, 2023: 48,755,886

OFFICE PROPERTIES INCOME TRUST

FORM 10-Q

September 30, 2023

References in this Quarterly Report on Form 10-Q to “the Company”, “OPI”, “we”, “us” or “our” include Office Properties Income Trust and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

PART I.    Financial Information
Item 1.    Financial Statements
OFFICE PROPERTIES INCOME TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)
(unaudited)

	September 30, 2023	December 31, 2022
ASSETS
Real estate properties:
Land	$802,904	$821,238
Buildings and improvements	3,260,732	3,114,836
Total real estate properties, gross	4,063,636	3,936,074
Accumulated depreciation	(627,656)	(561,458)
Total real estate properties, net	3,435,980	3,374,616
Assets of properties held for sale	16,942	2,516
Investments in unconsolidated joint ventures	36,602	35,129
Acquired real estate leases, net	295,195	369,333
Cash and cash equivalents	24,358	12,249
Restricted cash	15,270	—
Rents receivable	124,043	105,639
Deferred leasing costs, net	85,087	73,098
Other assets, net	11,513	7,397
Total assets	$4,044,990	$3,979,977

LIABILITIES AND SHAREHOLDERS’ EQUITY
Unsecured revolving credit facility	$200,000	$195,000
Senior unsecured notes, net	2,193,577	2,187,875
Mortgage notes payable, net	172,331	49,917
Liabilities of properties held for sale	346	73
Accounts payable and other liabilities	154,061	140,151
Due to related persons	7,766	6,469
Assumed real estate lease obligations, net	12,276	14,157
Total liabilities	2,740,357	2,593,642

Commitments and contingencies

Shareholders’ equity:
Common shares of beneficial interest, $.01 par value: 200,000,000 shares authorized, 48,757,246 and 48,565,644 shares issued and outstanding, respectively	488	486
Additional paid in capital	2,621,107	2,619,532
Cumulative net income	137,325	169,606
Cumulative common distributions	(1,454,287)	(1,403,289)
Total shareholders’ equity	1,304,633	1,386,335
Total liabilities and shareholders’ equity	$4,044,990	$3,979,977

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OFFICE PROPERTIES INCOME TRUST
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(amounts in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Rental income	$133,361	$137,683	$399,780	$426,353

Expenses:
Real estate taxes	14,257	16,414	45,491	49,642
Utility expenses	7,460	7,986	20,462	20,671
Other operating expenses	27,946	27,737	80,637	81,597
Depreciation and amortization	52,266	52,988	155,559	170,993
Loss on impairment of real estate	—	—	—	21,820
Acquisition and transaction related costs	16,135	—	30,534	224
General and administrative	5,720	6,564	17,430	19,353
Total expenses	123,784	111,689	350,113	364,300

Gain on sale of real estate	244	16,925	487	7,437
Interest and other income	281	56	782	73
Interest expense (including net amortization of debt premiums, discounts and issuance costs of $2,276, $2,176, $6,808 and $6,946, respectively)	(28,835)	(24,969)	(80,591)	(78,923)
Loss on early extinguishment of debt	—	—	—	(77)
(Loss) income before income tax expense and equity in net losses of investees	(18,733)	18,006	(29,655)	(9,437)
Income tax expense	(95)	(90)	(336)	(431)
Equity in net losses of investees	(765)	(952)	(2,290)	(2,631)
Net (loss) income	$(19,593)	$16,964	$(32,281)	$(12,499)

Weighted average common shares outstanding (basic and diluted)	48,403	48,286	48,365	48,260

Per common share amounts (basic and diluted):
Net (loss) income	$(0.41)	$0.35	$(0.67)	$(0.27)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OFFICE PROPERTIES INCOME TRUST
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(dollars in thousands)
(unaudited)

	Number of Shares	Common Shares	Additional Paid In Capital	Cumulative Net Income	Cumulative Common Distributions	Total Shareholders’ Equity
Balance at December 31, 2022	48,565,644	$486	$2,619,532	$169,606	$(1,403,289)	$1,386,335
Common share grants	—	—	477	—	—	477
Common share forfeitures and repurchases	(1,935)	—	(15)	—	—	(15)
Net loss	—	—	—	(446)	—	(446)
Distributions to common shareholders	—	—	—	—	(26,710)	(26,710)
Balance at March 31, 2023	48,563,709	486	2,619,994	169,160	(1,429,999)	1,359,641
Common share grants	31,500	—	744	—	—	744
Common share forfeitures and repurchases	(7,559)	—	(47)	—	—	(47)
Net loss	—	—	—	(12,242)	—	(12,242)
Distributions to common shareholders	—	—	—	—	(12,141)	(12,141)
Balance at June 30, 2023	48,587,650	486	2,620,691	156,918	(1,442,140)	1,335,955
Common share grants	210,300	2	656	—	—	658
Common share forfeitures and repurchases	(40,704)	—	(240)	—	—	(240)
Net loss	—	—	—	(19,593)	—	(19,593)
Distributions to common shareholders	—	—	—	—	(12,147)	(12,147)
Balance at September 30, 2023	48,757,246	$488	$2,621,107	$137,325	$(1,454,287)	$1,304,633

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OFFICE PROPERTIES INCOME TRUST
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(dollars in thousands)
(unaudited)

	Number of Shares	Common Shares	Additional Paid In Capital	Cumulative Net Income	Cumulative Common Distributions	Total Shareholders’ Equity
Balance at December 31, 2021	48,425,665	$484	$2,617,169	$175,715	$(1,296,659)	$1,496,709
Common share grants	—	—	415	—	—	415
Common share forfeitures	(400)	—	(1)	—	—	(1)
Net loss	—	—	—	(13,407)	—	(13,407)
Distributions to common shareholders	—	—	—	—	(26,634)	(26,634)
Balance at March 31, 2022	48,425,265	484	2,617,583	162,308	(1,323,293)	1,457,082
Common share grants	31,500	1	1,078	—	—	1,079
Common share forfeitures and repurchases	(1,690)	—	(21)	—	—	(21)
Net loss	—	—	—	(16,056)	—	(16,056)
Distributions to common shareholders	—	—	—	—	(26,634)	(26,634)
Balance at June 30, 2022	48,455,075	485	2,618,640	146,252	(1,349,927)	1,415,450
Common share grants	141,200	1	922	—	—	923
Common share forfeitures and repurchases	(30,069)	—	(521)	—	—	(521)
Net income	—	—	—	16,964	—	16,964
Distributions to common shareholders	—	—	—	—	(26,651)	(26,651)
Balance at September 30, 2022	48,566,206	$486	$2,619,041	$163,216	$(1,376,578)	$1,406,165

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OFFICE PROPERTIES INCOME TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Nine Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(32,281)	$(12,499)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	77,635	73,174
Net amortization of debt premiums, discounts and issuance costs	6,808	6,946
Amortization of acquired real estate leases and assumed real estate lease obligations, net	71,332	93,458
Amortization of deferred leasing costs	7,359	6,115
Gain on sale of real estate	(487)	(7,437)
Loss on impairment of real estate	—	21,820
Loss on early extinguishment of debt	—	77
Straight line rental income	(17,120)	(7,226)
Other non-cash expenses, net	1,053	1,591
Equity in net losses of investees	2,290	2,631
Change in assets and liabilities:
Rents receivable	(1,375)	7,625
Deferred leasing costs	(17,904)	(20,724)
Other assets	(4,426)	(2,358)
Accounts payable and other liabilities	14,952	(3,255)
Due to/from related persons	1,297	(7,251)
Net cash provided by operating activities	109,133	152,687

CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate improvements	(175,628)	(137,031)
Distributions in excess of earnings from unconsolidated joint ventures	—	51
Contributions to unconsolidated joint ventures	(3,763)	(2,914)
Proceeds from sale of properties, net	22,449	189,069
Net cash (used in) provided by investing activities	(156,942)	49,175

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of mortgage notes payable	(50,000)	(25,400)
Proceeds from issuance of mortgage notes payable	177,320	—
Repayment of senior unsecured notes	—	(300,000)
Borrowings on unsecured revolving credit facility	225,000	295,000
Repayments on unsecured revolving credit facility	(220,000)	(160,000)
Payment of debt issuance costs	(5,843)	—
Repurchase of common shares	(291)	(533)
Distributions to common shareholders	(50,998)	(79,919)
Net cash provided by (used in) financing activities	75,188	(270,852)

Increase (decrease) in cash, cash equivalents and restricted cash	27,379	(68,990)
Cash, cash equivalents and restricted cash at beginning of period	12,249	84,515
Cash, cash equivalents and restricted cash at end of period	$39,628	$15,525
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OFFICE PROPERTIES INCOME TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(dollars in thousands)
(unaudited)

	Nine Months Ended September 30,
	2023	2022
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$79,324	$80,504
Income taxes paid	$374	$283

NON-CASH INVESTING ACTIVITIES:
Real estate improvements accrued, not paid	$41,445	$34,340
Capitalized interest	$6,423	$2,887

SUPPLEMENTAL DISCLOSURE OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows:

	As of September 30,
	2023	2022
Cash and cash equivalents	$24,358	$14,005
Restricted cash (1)	15,270	1,520
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$39,628	$15,525
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
Termination of Merger with Diversified Healthcare Trust
As previously disclosed, on April 11, 2023, we and Diversified Healthcare Trust, or DHC, entered into an Agreement and Plan of Merger, or the Merger Agreement, pursuant to which we and DHC had agreed that DHC would merge with and into us, with us as the surviving entity in the merger, subject to the terms and conditions of the Merger Agreement. On September 1, 2023, we and DHC mutually agreed to terminate the Merger Agreement and entered into a termination agreement, or the Termination Agreement. The mutual termination of the Merger Agreement was separately recommended by our and DHC’s respective Special Committees of each Board of Trustees, and approved by our and DHC’s respective Board of Trustees. Neither we nor DHC will be required to pay any termination fee as a result of the mutual decision to terminate the Merger Agreement. We and DHC will bear our and its respective costs and expenses related to the Merger Agreement and the transactions contemplated thereby in accordance with the terms of the Merger Agreement. We recorded $30,534 of expenses during the nine months ended September 30, 2023 related to the potential merger with DHC, which is included in acquisition and transaction related costs in our condensed consolidated statement of comprehensive income (loss).
Contemporaneously with the execution of the Merger Agreement, on April 11, 2023, we and our manager, The RMR Group LLC, or RMR, entered into a Third Amended and Restated Property Management Agreement, or the Amended Property Management Agreement. The effectiveness of the Amended Property Management Agreement was conditioned upon the consummation of the merger. Since the merger will not be consummated, the Amended Property Management Agreement will not become effective and the Second Amended and Restated Property Management Agreement between us and RMR will remain in effect.
In connection with the execution of the Merger Agreement, on April 11, 2023, we entered into a commitment letter with an institutional lender, pursuant to which it committed to provide, subject to the terms and conditions of the commitment letter, a senior secured bridge facility to us in an aggregate principal amount of $368,000. On September 1, 2023, we terminated the commitment letter.

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)
(unaudited)
Note 2. Per Common Share Amounts
We calculate basic earnings per common share using the two class method. We calculate diluted earnings per common share using the more dilutive of the two class method or the treasury stock method. Unvested share awards and other potentially dilutive common shares, together with the related impact on earnings, are considered when calculating diluted earnings per common share. The calculation of basic and diluted earnings per common share is as follows (amounts in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerators:
Net (loss) income	$(19,593)	$16,964	$(32,281)	$(12,499)
Income/loss attributable to unvested participating securities	(50)	(99)	(232)	(299)
Net (loss) income used in calculating earnings per common share	$(19,643)	$16,865	$(32,513)	$(12,798)

Denominators:
Weighted average common shares outstanding - basic and diluted	48,403	48,286	48,365	48,260

Net (loss) income per common share - basic and diluted	$(0.41)	$0.35	$(0.67)	$(0.27)
Note 3. Real Estate Properties
As of September 30, 2023, our wholly owned properties were comprised of 154 properties containing approximately 20,705,000 rentable square feet, with an undepreciated carrying value of $4,081,026, including $17,390 classified as held for sale. We also had noncontrolling ownership interests of 51% and 50% in two unconsolidated joint ventures that own three properties containing approximately 451,000 rentable square feet. We generally lease space at our properties on a gross lease, modified gross lease or net lease basis pursuant to fixed term contracts expiring between 2023 and 2053. Some of our leases generally require us to pay all or some property operating expenses and to provide all or most property management services. During the three months ended September 30, 2023, we entered into 29 leases for approximately 586,000 rentable square feet for a weighted (by rentable square feet) average lease term of 7.4 years, and we made commitments of $25,359 for leasing related costs. During the nine months ended September 30, 2023, we entered into 68 leases for approximately 1,502,000 rentable square feet for a weighted (by rentable square feet) average lease term of 8.7 years, and we made commitments for approximately $74,744 of leasing related costs. As of September 30, 2023, we had estimated unspent leasing related obligations of $137,223.
We regularly evaluate whether events or changes in circumstances have occurred that could indicate an impairment in the value of long lived assets. Impairment indicators may include declining tenant occupancy, lack of progress leasing vacant space, tenant bankruptcies, low long term prospects for improvement in property performance, weak or declining tenant profitability, cash flow or liquidity, our decision to dispose of an asset before the end of its estimated useful life and legislative, market or industry changes that could permanently reduce the value of a property. If there is an indication that the carrying value of an asset is not recoverable, we estimate the projected undiscounted cash flows to determine if an impairment loss should be recognized. The future net undiscounted cash flows are subjective and are based in part on assumptions regarding hold periods, market rents and terminal capitalization rates. We determine the amount of any impairment loss by comparing the carrying value to estimated fair value. We estimate fair value through an evaluation of recent financial performance and projected discounted cash flows using standard industry valuation techniques. In addition to consideration of impairment upon the events or changes in circumstances described above, we regularly evaluate the remaining useful lives of our long lived assets. If we change our estimate of the remaining useful lives, we allocate the carrying value of the affected assets over their revised remaining useful lives.

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)
(unaudited)
Acquisition Activities
As of October 27, 2023, we have entered into an agreement to acquire a land parcel adjacent to a property we own in Irving, TX containing approximately 4.7 acres for $2,750, excluding acquisition related costs. This acquisition is expected to close before the end of the fourth quarter. This pending acquisition is subject to conditions, and accordingly, we cannot be sure that we will complete this acquisition or that this acquisition will not be delayed or the terms will not change.
Disposition Activities
During the nine months ended September 30, 2023, we sold six properties containing approximately 376,000 rentable square feet for an aggregate sales price of $23,575, excluding closing costs. The sales of these properties, as presented in the table below, do not represent significant dispositions individually or in the aggregate, nor do they represent a strategic shift in our business. As a result, the results of operations of these properties are included in continuing operations through the date of sale in our condensed consolidated statements of comprehensive income (loss).

Date of Sale	Number of Properties	Location	Rentable Square Feet	Gross Sales Price(1)	Gain (Loss) on Sale of Real Estate
January 2023	3	Richmond, VA	89,000	$5,350	$2,548
April 2023	1	Phoenix, AZ	107,000	4,900	511
June 2023	1	Vernon Hills, IL	100,000	2,825	(2,816)
September 2023	1	Windsor Mill, MD	80,000	10,500	244
	6		376,000	$23,575	$487
(1)Gross sales price is the gross contract price, excluding closing costs.
As of September 30, 2023, we had two properties classified as held for sale in our condensed consolidated balance sheet. As of October 27, 2023, we have entered into agreements to sell the two properties classified as held for sale containing approximately 177,000 rentable square feet for an aggregate sales price of $21,299, excluding closing costs. These pending sales are subject to conditions, and accordingly, we cannot be sure that we will complete these sales or that these sales will not be delayed or the terms will not change.
Unconsolidated Joint Ventures
We own interests in two joint ventures that own three properties. We account for these investments under the equity method of accounting. As of September 30, 2023 and December 31, 2022, our investments in unconsolidated joint ventures consisted of the following:

		OPI Carrying Value of Investments at
Joint Venture	OPI Ownership	September 30, 2023	December 31, 2022	Number of Properties	Location	Rentable Square Feet
Prosperity Metro Plaza	51%	$18,455	$19,237	2	Fairfax, VA	329,000
1750 H Street, NW	50%	18,147	15,892	1	Washington, D.C.	122,000
Total		$36,602	$35,129	3		451,000

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)
(unaudited)
The following table provides a summary of the mortgage debt of our two unconsolidated joint ventures:

Joint Venture	Interest Rate (1)	Maturity Date	Principal Balance at September 30, 2023 and December 31, 2022 (2)
Prosperity Metro Plaza	4.09%	12/1/2029	$50,000
1750 H Street, NW (3)	3.69%	8/1/2027	32,000
Weighted Average / Total	3.93%		$82,000
(1)Includes the effect of mark to market purchase accounting.
(2)Reflects the entire balance of the debt secured by the properties and is not adjusted to reflect the interests in the joint ventures we do not own. None of the debt is recourse to us.
(3)In July 2023, the maturity date of this mortgage loan was extended by three years at the same interest rate.
As of September 30, 2023, the aggregate unamortized basis difference of our two unconsolidated joint ventures of $6,123 was primarily attributable to the difference between the amount we paid to purchase our interest in these joint ventures, including transaction costs, and the historical carrying value of the net assets of these joint ventures. This difference is being amortized over the remaining useful life of the related properties and the resulting amortization expense is included in equity in net losses of investees in our condensed consolidated statements of comprehensive income (loss).
In October 2023, our joint venture partner that has a 50% equity interest in the 1750 H Street, NW joint venture failed to fund a $600 capital call. We are currently evaluating our options regarding this funding and there can be no assurance that we will be successful pursuing any remedies available to us under the joint venture agreement.
Note 4. Leases
Our leases provide for base rent payments and, in addition, may include variable payments. Rental income from operating leases, including any payments derived by index or market-based indices, is recognized on a straight line basis over the lease term when we have determined that the collectability of substantially all of the lease payments is probable. Some of our leases have options to extend or terminate the lease exercisable at the option of our tenants, which are considered when determining the lease term. Allowances for bad debts are recognized as a direct reduction of rental income. In certain circumstances, some leases provide the tenant with the right to terminate if the legislature or other funding authority does not appropriate the funding necessary for the tenant to meet its lease obligations; we have determined the fixed non-cancelable lease term of these leases to be the full term of the lease because we believe the occurrence of early terminations to be a remote contingency based on both our historical experience and our assessments of the likelihood of lease cancellation on a separate lease basis.
We increased rental income to record revenue on a straight line basis by $8,691 and $1,765 for the three months ended September 30, 2023 and 2022, respectively, and $17,120 and $7,226 for the nine months ended September 30, 2023 and 2022, respectively. Rents receivable, excluding properties classified as held for sale, included $103,366 and $86,305 of straight line rent receivables at September 30, 2023 and December 31, 2022, respectively.
We do not include in our measurement of our lease receivables certain variable payments, including payments determined by changes in the index or market-based indices after the inception of the lease, certain tenant reimbursements and other income until the specific events that trigger the variable payments have occurred. Such payments totaled $21,067 and $64,627 for the three and nine months ended September 30, 2023, respectively, of which tenant reimbursements totaled $19,722 and $60,641, respectively. For the three and nine months ended September 30, 2022, such payments totaled $23,183 and $67,820, respectively, of which tenant reimbursements totaled $21,953 and $64,437, respectively.
Note 5. Concentration
Tenant and Credit Concentration
As of September 30, 2023 and 2022, the U.S. government and certain state and other government tenants combined were responsible for approximately 28.1% and 27.8%, respectively, of our annualized rental income. The U.S. government is our largest tenant by annualized rental income and represented approximately 20.0% and 19.1% of our annualized rental income as of September 30, 2023 and 2022, respectively. We define annualized rental income as the annualized contractual base rents from our tenants pursuant to our lease agreements as of the measurement date, plus straight line rent adjustments and estimated recurring expense reimbursements to be paid to us, and excluding lease value amortization.

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)
(unaudited)
Geographic Concentration
As of September 30, 2023, our 154 wholly owned properties were located in 30 states and the District of Columbia. Properties located in California, Virginia, Illinois, Georgia and the District of Columbia were responsible for approximately 12.2%, 11.3%, 10.6%, 9.4% and 9.2% of our annualized rental income as of September 30, 2023, respectively.
Note 6. Indebtedness
Our principal debt obligations as of September 30, 2023 were: (1) $200,000 of outstanding borrowings under our $750,000 unsecured revolving credit facility; (2) $2,212,000 aggregate outstanding principal amount of senior unsecured notes; and (3) $177,320 aggregate outstanding principal amount of mortgage notes.
Our $750,000 revolving credit facility is governed by a credit agreement, or our credit agreement, with a syndicate of institutional lenders that includes a feature under which the maximum aggregate borrowing availability may be increased to up to $1,950,000 in certain circumstances. Our revolving credit facility is available for general business purposes, including acquisitions. The maturity date of our revolving credit facility is January 31, 2024. We can borrow, repay and reborrow funds available under our revolving credit facility until maturity and no principal repayment is due until maturity.
In March 2023, we amended our credit agreement to, among other things, replace LIBOR with the secured overnight financing rate, or SOFR, as the benchmark interest rate for calculating interest payable on the amounts outstanding under our revolving credit facility. We are required to pay interest at a rate of SOFR plus a premium, which was 145 basis points per annum at September 30, 2023, on the amount outstanding under our revolving credit facility. We also pay a facility fee on the total amount of lending commitments under our revolving credit facility, which was 30 basis points per annum at September 30, 2023. Both the interest rate premium and facility fee are subject to adjustment based upon changes to our credit ratings. As of September 30, 2023 and December 31, 2022, the annual interest rate payable on borrowings under our revolving credit facility was 6.9% and 5.4%, respectively. The weighted average annual interest rate for borrowings under our revolving credit facility was 6.8% and 6.4% for the three and nine months ended September 30, 2023, respectively, and 3.3% and 3.2% for the three and nine months ended September 30, 2022. As of September 30, 2023 and October 27, 2023, we had $200,000 and $205,000, respectively, outstanding under our revolving credit facility, and $550,000 and $545,000, respectively, available for borrowing, subject to meeting required financial covenants.
Our credit agreement and senior unsecured notes indentures and their supplements provide for acceleration of payment of all amounts due thereunder upon the occurrence and continuation of certain events of default, such as, in the case of our credit agreement, a change of control of us, which includes RMR ceasing to act as our business and property manager. Our credit agreement and senior unsecured notes indentures and their supplements also contain covenants, including covenants that restrict our ability to incur debts, require us to comply with certain financial covenants and, in the case of our credit agreement, restrict our ability to make distributions under certain circumstances. We believe we were in compliance with the terms and conditions of the respective covenants under our credit agreement and senior unsecured notes indentures and their supplements at September 30, 2023.
We are currently in discussion with our lenders regarding a new revolving credit facility. We are also evaluating different options to repay our maturing senior notes, including new financings and potential property sales. While our plans could be impacted by factors outside of our control, including unfavorable market, economic and commercial real estate conditions, we believe based on our current discussions and history of working with our lenders that it is probable that these plans will allow us to repay our maturing debt.

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)
(unaudited)
Mortgage Note Issuances
During the nine months ended September 30, 2023, we issued six fixed rate, interest-only mortgage notes as summarized in the following table:

Issuance Date	Secured By	Principal Balance (1)	Interest Rate	Maturity	Net Book Value of Collateral as of September 30, 2023
May 2023 (2)	One property	$30,680	7.210%	7/1/2033	$36,752
June 2023	One property	26,340	8.139%	7/1/2028	52,878
June 2023	One property	42,700	8.272%	7/1/2028	43,445
June 2023	One property	8,400	7.305%	7/1/2033	19,085
August 2023	One property	14,900	7.717%	9/1/2033	24,113
September 2023	Two properties	54,300	7.671%	10/6/2028	64,192
Total / Weighted Average		$177,320	7.792%		$240,465
(1)Our mortgage notes are non-recourse, subject to certain limited exceptions and do not contain any material financial covenants.
(2)Requires interest-only payments through May 2028, at which time principal and interest payments are due monthly through the maturity date.
Mortgage Note Repayment
In June 2023, we repaid at maturity, a mortgage note secured by one property with an outstanding principal balance of $50,000 and an annual interest rate of 3.70%.
Note 7. Fair Value of Assets and Liabilities
Our financial instruments include our cash and cash equivalents, restricted cash, rents receivable, accounts payable, a revolving credit facility, senior unsecured notes, mortgage notes payable, amounts due to related persons, other accrued expenses and security deposits. At September 30, 2023 and December 31, 2022, the fair values of our financial instruments approximated their carrying values in our condensed consolidated financial statements, due to their short term nature or floating interest rates, except as follows:

	As of September 30, 2023		As of December 31, 2022
Financial Instrument	Carrying Value (1)	Fair Value	Carrying Value (1)	Fair Value
Senior unsecured notes, 4.25% interest rate, due in 2024	$348,574	$331,881	$346,863	$331,601
Senior unsecured notes, 4.50% interest rate, due in 2025	645,404	531,284	642,818	589,388
Senior unsecured notes, 2.650% interest rate, due in 2026	298,308	204,081	297,839	232,770
Senior unsecured notes, 2.400% interest rate, due in 2027	347,931	209,255	347,466	256,606
Senior unsecured notes, 3.450% interest rate, due in 2031	396,504	202,504	396,178	268,004
Senior unsecured notes, 6.375% interest rate, due in 2050	156,856	89,748	156,711	113,075
Mortgage notes payable (2) (3)	172,331	175,868	49,917	49,099
Total	$2,365,908	$1,744,621	$2,237,792	$1,840,543

(1)Includes unamortized debt premiums, discounts and issuance costs totaling $23,412 and $24,208 as of September 30, 2023 and December 31, 2022, respectively.
(2)Balances as of December 31, 2022 include a mortgage note secured by one property with an outstanding principal balance of $50,000 that was repaid in June 2023.
(3)Balances as of September 30, 2023 include six mortgage notes issued during the nine months ended September 30, 2023 with an aggregate outstanding principal balance of $177,320.
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
On September 13, 2023, we awarded under our equity compensation plan an aggregate of 210,300 of our common shares, valued at $5.76 per share, the closing price of our common shares on Nasdaq on that day, to our current and former officers and certain other employees of RMR.
Share Purchases
During the three and nine months ended September 30, 2023, we purchased an aggregate of 40,104 and 47,858 of our common shares, valued at a weighted average share price of $5.84 and $6.09 from one of our Trustees, our current and former officers and certain current and former officers and employees of RMR in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of our common shares.
Distributions
During the nine months ended September 30, 2023, we declared and paid regular quarterly distributions to common shareholders as follows:

Declaration Date	Record Date	Paid Date	Distributions Per Common Share	Total Distributions
January 12, 2023	January 23, 2023	February 16, 2023	$0.55	$26,710
April 13, 2023	April 24, 2023	May 18, 2023	0.25	12,141
July 13, 2023	July 24, 2023	August 17, 2023	0.25	12,147
			$1.05	$50,998
On October 12, 2023, we declared a regular quarterly distribution payable to common shareholders of record on October 23, 2023 in the amount of $0.25 per share, or approximately $12,200. We expect to pay this distribution on or about November 16, 2023.
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
Pursuant to our business management agreement with RMR, we recognized net business management fees of $3,637 and $11,180 for the three and nine months ended September 30, 2023, respectively, and $4,260 and $13,462 for the three and nine months ended September 30, 2022, respectively. Based on our common share total return, as defined in our business management agreement, as of September 30, 2023, no estimated incentive fees are included in the net business management fees we recognized for the three and nine months ended September 30, 2023. The actual amount of annual incentive fees for 2023, if any, will be based on our common share total return for the three year period ending December 31, 2023, and will be payable in January 2024. We did not incur an incentive fee payable to RMR for the year ended December 31, 2022. We include business management fees in general and administrative expenses in our condensed consolidated statements of comprehensive income (loss).
Pursuant to our property management agreement with RMR, we recognized aggregate net property management and construction supervision fees of $5,465 and $17,947 for the three and nine months ended September 30, 2023, respectively, and $6,502 and $19,024 for the three and nine months ended September 30, 2022, respectively. Of these amounts, for the three and nine months ended September 30, 2023, $3,718 and $11,252, respectively, were expensed to other operating expenses in our

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)
(unaudited)
condensed consolidated statements of comprehensive income (loss) and $1,747 and $6,695, respectively, were capitalized as building improvements in our condensed consolidated balance sheet. For the three and nine months ended September 30, 2022, $3,996 and $12,237, respectively, were expensed to other operating expenses in our condensed consolidated statements of comprehensive income (loss) and $2,506 and $6,787, respectively, were capitalized as building improvements in our condensed consolidated balance sheet. The amounts capitalized are being depreciated over the estimated useful lives of the related capital assets.
We are generally responsible for all of our operating expenses, including certain expenses incurred or arranged by RMR on our behalf. We are generally not responsible for payment of RMR’s employment, office or administrative expenses incurred to provide management services to us, except for the employment and related expenses of RMR’s employees assigned to work exclusively or partly at our properties, our share of the wages, benefits and other related costs of RMR’s centralized accounting personnel, our share of RMR’s costs for providing our internal audit function and as otherwise agreed. Our property level operating expenses are generally incorporated into the rents charged to our tenants, including certain payroll and related costs incurred by RMR. We reimbursed RMR $6,331 and $19,295 for these expenses and costs for the three and nine months ended September 30, 2023, respectively, and $6,268 and $18,281 for the three and nine months ended September 30, 2022, respectively. We included these amounts in other operating expenses and general and administrative expenses, as applicable, in our condensed consolidated statements of comprehensive income (loss).
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
Share Awards to RMR Employees. See Note 8 for further information relating to our awards of common shares to our officers and certain other employees of RMR in September 2023 and our repurchases of common shares from certain of our Trustees and officers and certain other current and former officers and employees of RMR in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of our common shares to them. We include amounts recognized as expense for awards of our common shares to our officers and other RMR employees in general and administrative expenses in our condensed consolidated statements of comprehensive income (loss).
Our Manager, RMR. We have two agreements with RMR to provide management services to us. RMR also provides management services to our two unconsolidated joint ventures. See Note 9 for more information regarding our and our unconsolidated joint ventures’ management agreements with RMR.
Leases with RMR. We lease office space to RMR in certain of our properties for RMR’s property management offices. Pursuant to our lease agreements with RMR, we recognized rental income from RMR for leased office space of $205 and $671 for the three and nine months ended September 30, 2023, respectively, and $282 and $851 for the three and nine months ended September 30, 2022, respectively.
Sonesta. In June 2021, we entered into a 30-year lease agreement with a subsidiary of Sonesta International Hotels Corporation, or Sonesta, in connection with the redevelopment of an office property we own in Washington, D.C. as a mixed-use property. Sonesta’s lease is for the full-service hotel component of the property that includes approximately 230,000 rentable square feet, which represents approximately 55% of the total square feet of the property. We substantially completed

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)
(unaudited)
the redevelopment in June 2023 and the term of the lease commenced in August 2023. Sonesta has two options to extend the term for 10 years each. Pursuant to the lease agreement, Sonesta will pay us annual base rent of approximately $6,436 beginning 18 months after the lease commencement. The annual base rent will increase by 10% every five years throughout the term. Sonesta is also obligated to pay its pro rata share of the operating costs for the building. As of September 30, 2023, we have paid approximately $77,000 of tenant improvement costs for the build out of the hotel space pursuant to the lease agreement. Mr. Portnoy is a director and controlling shareholder of Sonesta and Ms. Clark is also a director and officer of Sonesta.
Terminated Merger Agreement with DHC. See Note 1 for more information relating to our terminated merger agreement with DHC.
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
OVERVIEW (dollars in thousands, except per share and per square foot data)
We are a real estate investment trust, or REIT, organized under Maryland law. As of September 30, 2023, our wholly owned properties were comprised of 154 properties and we had noncontrolling ownership interests of 51% and 50% in two unconsolidated joint ventures that own three properties containing approximately 451,000 rentable square feet. As of September 30, 2023, our properties are located in 30 states and the District of Columbia and contain approximately 20,705,000 rentable square feet. As of September 30, 2023, our properties were leased to 263 different tenants with a weighted average remaining lease term (based on annualized rental income) of approximately 6.4 years. The U.S. government is our largest tenant, representing approximately 20.0% of our annualized rental income as of September 30, 2023. The term annualized rental income as used herein is defined as the annualized contractual base rents from our tenants pursuant to our lease agreements as of September 30, 2023, plus straight line rent adjustments and estimated recurring expense reimbursements to be paid to us, and excluding lease value amortization.
Certain changes in office space utilization that accelerated during the COVID-19 pandemic, including increased remote work arrangements and tenants consolidating their real estate footprint, continue to impact the market. The utilization and demand for office space continues to face headwinds and the duration and ultimate impact of current trends on the demands for office space at our properties remains uncertain and subject to change. Accordingly, we do not yet know what the full extent of the impacts will be on our or our tenants’ businesses and operations nor the long-term outlook for leasing our properties.
In response to inflationary pressures, the U.S. Federal Reserve has increased the federal funds rate by 525 basis points since March 2022 and has indicated that there may be additional increases. The inflationary pressures and rising interest rates in the United States and globally, and global geopolitical hostilities and tensions, have given rise to concerns that the U.S. economy may soon enter an economic recession and they have caused disruptions in the financial markets. Sustained inflationary pressures, increased interest rates, an economic recession or continued or intensified disruptions in the financial markets could adversely affect our and our tenants’ financial condition, could adversely impact the ability or willingness of our tenants to renew our leases or pay rent to us, would impair our ability to effectively deploy our capital or realize desirable returns on our investments, may restrict our access to, and would likely increase our cost of, capital and may cause the values of our properties and our securities to decline.
On September 1, 2023, we and DHC mutually agreed to terminate the previously disclosed Merger Agreement and entered into the Termination Agreement. For more information on our terminated merger with DHC, see Note 1 to our Condensed Consolidated Financial Statements.
For more information about the risks relating to these dynamics and conditions and their impacts on us and our business, see Part I, Item IA, “Risk Factors”, of our 2022 Annual Report.
Property Operations
Unless otherwise noted, the data presented in this section includes properties classified as held for sale as of September 30, 2023 and excludes three properties owned by two unconsolidated joint ventures in which we own 51% and 50% interests. For more information regarding our properties classified as held for sale and our two unconsolidated joint ventures, see Note 3 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Occupancy data for our properties as of September 30, 2023 and 2022 was as follows (square feet in thousands):

	All Properties (1)		Comparable Properties (2)
	September 30,		September 30,
	2023	2022	2023	2022
Total properties	154	162	147	147
Total rentable square feet (3)	20,705	21,211	19,526	19,551
Percent leased (4)	89.9%	90.7%	93.3%	94.7%
(1)Based on properties we owned on September 30, 2023 and 2022, respectively.
(2)Based on properties we owned continuously since January 1, 2022; excludes two properties classified as held for sale, five properties undergoing significant redevelopment and three properties owned by two unconsolidated joint ventures in which we own 51% and 50% interests.
(3)Subject to changes when space is remeasured or reconfigured for tenants.
(4)Percent leased includes (i) space being fitted out for tenant occupancy pursuant to our lease agreements, if any, and (ii) space which is leased, but is not occupied or is being offered for sublease by tenants, if any, as of the measurement date.
The average effective rental rate per square foot for our properties for the three and nine months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Average effective rental rate per square foot (1):
All properties (2)	$29.37	$29.19	$29.25	$29.44
Comparable properties (3)	$29.61	$29.33	$29.42	$29.25
(1)Average effective rental rate per square foot represents annualized total rental income during the period specified divided by the average rentable square feet leased during the period specified.
(2)Based on properties we owned on September 30, 2023 and 2022, respectively.
(3)Based on properties we owned continuously since July 1, 2022 and January 1, 2022, respectively; excludes two properties classified as held for sale, five properties undergoing significant redevelopment and three properties owned by two unconsolidated joint ventures in which we own 51% and 50% interests.
During the three and nine months ended September 30, 2023, changes in rentable square feet leased and available for lease at our properties were as follows (square feet in thousands):

	Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023
	Leased	Available for Lease	Total	Leased	Available for Lease	Total
Beginning of period	18,834	1,950	20,784	19,004	1,965	20,969
Changes resulting from:
Disposition of properties	(2)	(78)	(80)	(102)	(274)	(376)
Lease expirations	(797)	797	—	(1,783)	1,783	—
Redevelopment expansion (1)	—	—	—	—	87	87
Lease renewals (2)	482	(482)	—	1,111	(1,111)	—
New leases (2)	104	(104)	—	391	(391)	—
Remeasurements (3)	—	1	1	—	25	25
End of period	18,621	2,084	20,705	18,621	2,084	20,705
(1)Represents additional rentable square feet resulting from the redevelopment of a property in Washington, D.C., which was completed in June 2023.
(2)Based on leases entered during the three and nine months ended September 30, 2023.
(3)Rentable square feet are subject to changes when space is remeasured or reconfigured for tenants.

During the three and nine months ended September 30, 2023, we entered into new and renewal leases as summarized in the following table (square feet in thousands):

	Three Months Ended September 30, 2023
	New Leases	Renewals	Total
Rentable square feet leased	104	482	586
Weighted average rental rate change (by rentable square feet)	1.9%	(3.7%)	(2.7%)
Tenant leasing costs and concession commitments (1)	$13,623	$11,736	$25,359
Tenant leasing costs and concession commitments per rentable square foot (1)	$131.54	$24.36	$43.33
Weighted (by square feet) average lease term (years)	9.5	6.9	7.4
Total leasing costs and concession commitments per rentable square foot per year (1)	$13.84	$3.53	$5.89

	Nine Months Ended September 30, 2023
	New Leases	Renewals	Total
Rentable square feet leased	391	1,111	1,502
Weighted average rental rate change (by rentable square feet)	(1.3%)	(3.7%)	(3.1%)
Tenant leasing costs and concession commitments (1)	$34,512	$40,232	$74,744
Tenant leasing costs and concession commitments per rentable square foot (1)	$88.47	$36.23	$49.81
Weighted (by square feet) average lease term (years)	8.7	8.7	8.7
Total leasing costs and concession commitments per rentable square foot per year (1)	$10.19	$4.17	$5.74
(1)Includes commitments made for leasing expenditures and concessions, such as tenant improvements, leasing commissions, tenant reimbursements and free rent.
During the three and nine months ended September 30, 2023, changes in effective rental rates per square foot achieved for new leases and lease renewals at our properties that commenced during the three and nine months ended September 30, 2023, when compared to prior effective rental rates per square foot in effect for the same space (and excluding space acquired vacant), were as follows (square feet in thousands):

	Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023
	Old Effective Rent Per Square Foot (1)	New Effective Rent Per Square Foot (1)	Rentable Square Feet	Old Effective Rent Per Square Foot (1)	New Effective Rent Per Square Foot (1)	Rentable Square Feet
New leases	$23.27	$28.03	101	$27.26	$28.95	415
Lease renewals	$37.09	$36.26	568	$31.13	$30.10	1,324
Total leasing activity	$35.01	$35.02	669	$30.21	$29.83	1,739
(1)Effective rental rates include contractual base rents from our tenants pursuant to our lease agreements, plus straight line rent adjustments and estimated expense reimbursements to be paid to us, and exclude lease value amortization.

During the three and nine months ended September 30, 2023 and 2022, amounts capitalized at our properties for lease related costs, building improvements and development, redevelopment and other activities were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Lease related costs (1)	$15,677	$17,297	$56,970	$42,092
Building improvements (2)	8,516	8,585	18,453	16,070
Recurring capital expenditures	24,193	25,882	75,423	58,162
Development, redevelopment and other activities (3)	28,326	36,811	118,232	114,637
Total capital expenditures	$52,519	$62,693	$193,655	$172,799
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
(3)Development, redevelopment and other activities generally include capital expenditure projects that reposition a property or result in new sources of revenue. Includes capitalized interest and other operating costs of $1,978 and $8,691 for the three and nine months ended September 30, 2023, respectively, and $2,089 and $5,029 for the three and nine months ended September 30, 2022, respectively.
In addition to the capital expenditures described above, we contributed $3,763 to one of our unconsolidated joint ventures during the nine months ended September 30, 2023. Also, as of September 30, 2023, we had estimated unspent leasing related obligations of $137,223, of which we expect to spend $73,666 over the next 12 months.
As of September 30, 2023, we had leases at our properties totaling approximately 2,614,820 rentable square feet that were scheduled to expire through September 30, 2024. As of October 27, 2023, we expect tenants with leases totaling approximately 1,832,201 rentable square feet that are scheduled to expire through September 30, 2024, excluding space that has been re-leased and space for which we are in advanced negotiations to re-lease, not to renew or to downsize their leased space upon expiration, and we cannot be sure as to whether other tenants will renew their leases upon expiration. However, we continue to proactively engage with our existing tenants and are focused on overall tenant retention. Prevailing market conditions and our tenants’ needs at the time we negotiate and enter leases or lease renewals will generally determine rental rates and demand for leased space at our properties, all of which factors are beyond our control. Whenever we renew or enter into new leases for our properties, we intend to seek rents which are equal to or higher than our historical rents for the same properties; however, our ability to maintain or increase the rents for our current properties will depend in large part upon market conditions, which are beyond our control. We cannot be sure of the rental rates that will result from our ongoing negotiations regarding lease renewals or any new or renewed leases we may enter. Also, we may experience material declines in our rental income due to vacancies upon lease expirations or early terminations or lower rents upon lease renewal or reletting. Additionally, we may incur significant costs and make significant concessions to renew our leases with current tenants or lease our properties to new tenants.

As of September 30, 2023, our lease expirations by year were as follows (square feet in thousands):

Year (1)	Number of Leases Expiring	Leased Square Feet Expiring (2)	Percent of Total	Cumulative Percent of Total	Annualized Rental Income Expiring	Percent of Total	Cumulative Percent of Total
2023	26	1,098	5.9%	5.9%	$29,827	5.6%	5.6%
2024	55	2,521	13.5%	19.4%	65,112	12.3%	17.9%
2025	40	2,342	12.6%	32.0%	59,960	11.3%	29.2%
2026	38	1,469	7.9%	39.9%	41,597	7.8%	37.0%
2027	36	2,059	11.1%	51.0%	52,427	9.9%	46.9%
2028	20	762	4.1%	55.1%	33,386	6.3%	53.2%
2029	28	1,035	5.6%	60.7%	28,722	5.4%	58.6%
2030	29	936	5.0%	65.7%	26,957	5.1%	63.7%
2031	19	1,035	5.6%	71.3%	29,726	5.6%	69.3%
2032 and thereafter	59	5,364	28.7%	100.0%	163,019	30.7%	100.0%
Total	350	18,621	100.0%		$530,733	100.0%

Weighted average remaining lease term (in years)		6.0			6.4
(1)The year of lease expiration is pursuant to current contract terms. Some of our leases allow the tenants to vacate the leased premises before the stated expirations of their leases with little or no liability. As of September 30, 2023, tenants occupying approximately 3.6% of our rentable square feet and responsible for approximately 3.6% of our annualized rental income as of September 30, 2023 had exercisable rights to terminate their leases before the stated terms of their leases expire. Also, in 2023, 2024, 2025, 2026, 2027, 2028, 2029, 2030, 2031, 2032, 2034, 2035, 2036, 2037 and 2040, early termination rights become exercisable by other tenants who occupied an additional approximately 1.0%, 2.6%, 2.6%, 1.6%, 1.3%, 3.9%, 0.8%, 0.9%, 0.6%, 0.3%, 0.2%, 0.9%, 0.1%, 0.1% and 0.3% of our rentable square feet, respectively, and contributed an additional approximately 1.1%, 2.9%, 5.0%, 2.2%, 1.6%, 4.4%, 1.4%, 1.0%, 0.5%, 0.6%, 0.6%, 1.2%, 0.3%, 0.2% and 0.4% of our annualized rental income, respectively, as of September 30, 2023. In addition, as of September 30, 2023, pursuant to leases with nine of our tenants, these tenants had rights to terminate their leases if their respective legislature or other funding authority does not appropriate rent amounts in their respective annual budgets. These nine tenants occupied approximately 4.8% of our rentable square feet and contributed approximately 5.2% of our annualized rental income as of September 30, 2023.
(2)Leased square feet is pursuant to leases existing as of September 30, 2023, and includes (i) space being fitted out for tenant occupancy pursuant to our lease agreements, if any, and (ii) space which is leased, but is not occupied or is being offered for sublease by tenants, if any. Square feet measurements are subject to changes when space is remeasured or reconfigured for new tenants.
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
As of September 30, 2023, we derived 21.6% of our annualized rental income from our properties located in the metropolitan Washington, D.C. market area, which includes Washington, D.C., Northern Virginia and suburban Maryland. Current economic conditions in this area or a possible recession, including as a result of current inflationary conditions or otherwise, could reduce demand from tenants for our properties, reduce rents that our tenants in this area are willing to pay when our leases expire and increase lease concessions for new leases and renewals. Additionally, there has been a decrease in demand for new leased office space by the U.S. government, including in the metropolitan Washington, D.C. market area, and that could increase competition for government tenants and adversely affect our ability to retain government tenants or maintain or increase our rents when our leases expire.
Our manager, RMR, employs a tenant review process for us. RMR assesses tenants on an individual basis based on various applicable credit criteria. In general, depending on facts and circumstances, RMR evaluates the creditworthiness of a tenant based on information concerning the tenant that is provided by the tenant and, in some cases, information that is publicly available or obtained from third party sources. We consider investment grade tenants to include: (a) investment grade rated tenants; (b) tenants with investment grade rated parent entities that guarantee the tenant’s lease obligations; and/or (c) tenants with investment grade rated parent entities that do not guarantee the tenant’s lease obligations. As of September 30, 2023, tenants contributing 53.6% of annualized rental income were investment grade rated (or their payment obligations were guaranteed by an investment grade rated parent) and tenants contributing an additional 10.4% of annualized rental income were subsidiaries of an investment grade rated parent (although these parent entities were not liable for the payment of rents).

As of September 30, 2023, tenants representing 1% or more of our total annualized rental income were as follows (square feet in thousands):

	Tenant	Credit Rating	Sq. Ft.	% of Leased Sq. Ft.	Annualized Rental Income	% of Total Annualized Rental Income
1	U.S. Government	Investment Grade	3,822	20.5%	$105,955	20.0%
2	Alphabet Inc. (Google)	Investment Grade	386	2.1%	22,119	4.2%
3	Shook, Hardy & Bacon L.L.P.	Not Rated	596	3.2%	19,216	3.6%
4	Bank of America Corporation	Investment Grade	577	3.1%	18,159	3.4%
5	IG Investments Holdings LLC	Not Rated	339	1.8%	17,303	3.3%
6	State of California	Investment Grade	519	2.8%	15,893	3.0%
7	Tyson Foods, Inc. (1)	Investment Grade	248	1.3%	11,954	2.3%
8	Northrop Grumman Corporation	Investment Grade	337	1.8%	10,795	2.0%
9	Sonesta International Hotels Corporation	Not Rated	234	1.3%	10,745	2.0%
10	CommScope Holding Company Inc.	Non Investment Grade	228	1.2%	9,582	1.8%
11	Sonoma Biotherapeutics, Inc. (2)	Not Rated	107	0.6%	7,634	1.4%
12	State of Georgia	Investment Grade	308	1.7%	7,345	1.4%
13	Commonwealth of Massachusetts	Investment Grade	212	1.1%	7,269	1.4%
14	PNC Bank	Investment Grade	441	2.4%	6,960	1.3%
15	Micro Focus International plc	Non Investment Grade	215	1.2%	6,836	1.3%
16	Compass Group plc	Investment Grade	267	1.4%	6,697	1.3%
17	ServiceNow, Inc.	Investment Grade	149	0.8%	6,675	1.3%
18	Allstate Insurance Co.	Investment Grade	468	2.5%	6,484	1.2%
19	Automatic Data Processing, Inc.	Investment Grade	289	1.6%	6,079	1.1%
20	Church & Dwight Co., Inc.	Investment Grade	250	1.3%	6,043	1.1%
21	Leidos Holdings Inc.	Investment Grade	159	0.9%	5,950	1.1%
22	Primerica, Inc.	Investment Grade	344	1.8%	5,737	1.1%
	Total		10,495	56.4%	$321,430	60.6%
(1)In July 2023, we received notice from Tyson Foods, Inc. exercising its option to terminate its lease at a property we own in Chicago, IL effective January 2025, prior to the stated lease expiration date of January 31, 2028. We are amortizing termination fees of approximately $1,400 per quarter through January 2025 as a result of this early termination.
(2)In August 2022, we entered into an approximately 10-year lease with Sonoma Biotherapeutics, Inc. at a property we own in Seattle, WA that is currently undergoing redevelopment. The term of the lease is estimated to commence in the first quarter of 2024.
Disposition Activities
During the nine months ended September 30, 2023, we sold six properties containing approximately 376,000 rentable square feet for an aggregate sales price of $23,575, excluding closing costs. The net proceeds from these sales were used to repay amounts outstanding under our revolving credit facility.
We continue to evaluate our portfolio and are currently in various stages of marketing certain of our properties for sale, and we may decide to seek to sell additional properties in the future. As of October 27, 2023, we have entered into agreements to sell two properties containing approximately 177,000 rentable square feet for an aggregate sales price of $21,299, excluding closing costs. We cannot be sure we will sell any properties we are marketing for sale for prices in excess of their carrying values or otherwise. In addition, our pending sales are subject to conditions; accordingly, we cannot be sure that we will complete these sales or that these sales will not be delayed or the terms will not change.
For more information about our disposition activities, see Note 3 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Segment Information
We operate in one business segment: ownership of real estate properties.

RESULTS OF OPERATIONS (amounts in thousands, except per share amounts)

Three Months Ended September 30, 2023, Compared to Three Months Ended September 30, 2022

	Comparable Properties (1) Results Three Months Ended September 30,				Non-Comparable Properties Results Three Months Ended September 30,		Consolidated Results Three Months Ended September 30,
	2023	2022	$ Change	% Change	2023	2022	2023	2022	$ Change	% Change
Rental income	$132,355	$131,769	$586	0.4%	$1,006	$5,914	$133,361	$137,683	$(4,322)	(3.1%)
Operating expenses:
Real estate taxes	15,182	15,399	(217)	(1.4%)	(925)	1,015	14,257	16,414	(2,157)	(13.1%)
Utility expenses	7,169	7,409	(240)	(3.2%)	291	577	7,460	7,986	(526)	(6.6%)
Other operating expenses	27,207	25,971	1,236	4.8%	739	1,766	27,946	27,737	209	0.8%
Total operating expenses	49,558	48,779	779	1.6%	105	3,358	49,663	52,137	(2,474)	(4.7%)
Net operating income (2)	$82,797	$82,990	$(193)	(0.2%)	$901	$2,556	83,698	85,546	(1,848)	(2.2%)

Other expenses:
Depreciation and amortization							52,266	52,988	(722)	(1.4%)
Acquisition and transaction related costs							16,135	—	16,135	n/m
General and administrative							5,720	6,564	(844)	(12.9%)
Total other expenses							74,121	59,552	14,569	24.5%

Gain on sale of real estate							244	16,925	(16,681)	(98.6%)
Interest and other income							281	56	225	n/m
Interest expense							(28,835)	(24,969)	(3,866)	15.5%
(Loss) income before income tax expense and equity in net losses of investees							(18,733)	18,006	(36,739)	n/m
Income tax expense							(95)	(90)	(5)	5.6%
Equity in net losses of investees							(765)	(952)	187	(19.6%)
Net (loss) income							$(19,593)	$16,964	$(36,557)	n/m

Weighted average common shares outstanding (basic and diluted)							48,403	48,286	117	0.2%

Per common share amounts (basic and diluted):
Net (loss) income							$(0.41)	$0.35	$(0.76)	n/m

n/m - not meaningful

(1)Comparable properties consists of 147 properties we owned on September 30, 2023 and which we owned continuously since July 1, 2022 and excludes two properties classified as held for sale, five properties undergoing significant redevelopment and three properties owned by two unconsolidated joint ventures in which we own 51% and 50% interests.
(2)Our definition of net operating income, or NOI, and our reconciliation of net (loss) income to NOI are included below under the heading “Non-GAAP Financial Measures.”
References to changes in the income and expense categories below relate to the comparison of consolidated results for the three months ended September 30, 2023, compared to the three months ended September 30, 2022.
Rental income. Rental income declined $5,440 as a result of our property disposition activities, partially offset by increases of $532 from new leases at properties undergoing significant redevelopment and $586 for comparable properties as a result of increased termination fee revenue and recovery of allowances for bad debts in the 2023 period, partially offset by increased vacancies and lower rents from lease renewals at certain of our properties in the 2023 period. Rental income includes non-cash straight line rent adjustments totaling $8,691 in the 2023 period and $1,765 in the 2022 period, and amortization of acquired real estate leases and assumed real estate lease obligations totaling $56 in the 2023 period and $(204) in the 2022 period.
Real estate taxes. Real estate taxes for non-comparable properties declined $1,001 as a result of successful tax appeals at certain properties undergoing significant redevelopment and $939 related to property disposition activities, and declined $217 for comparable properties primarily due to successful tax appeals at certain of our properties in the 2023 period.

Utility expenses. Utility expenses declined $465 related to our property disposition activities and $240 for comparable properties as a result of higher utility expenses in the 2022 period for expenses previously paid directly by a certain tenant that were paid by us pursuant to a lease amendment executed in 2022 with that tenant, partially offset by an increase of $179 for properties undergoing significant redevelopment due to the related lease-up of the properties.
Other operating expenses. Other operating expenses increased $1,236 for comparable properties and $259 for properties undergoing significant redevelopment due to the related lease-up of the properties, partially offset by a decrease of $1,286 related to property disposition activities. The increase in other operating expenses for comparable properties is primarily due to the impact of inflation in the 2023 period, higher repairs and maintenance costs and higher insurance costs.
Depreciation and amortization. Depreciation and amortization for comparable properties declined $2,694 due to certain leasing related assets becoming fully depreciated since July 1, 2022, partially offset by depreciation and amortization of improvements made to certain of our properties since July 1, 2022. Depreciation and amortization for properties undergoing significant redevelopment increased $1,175 due to the substantial completion of our 20 Mass Ave. redevelopment in Washington, D.C. in June 2023 and $797 related to our property disposition activities.
Acquisition and transaction related costs. Acquisition and transaction related costs in the 2023 period consist of costs incurred in connection with our terminated merger with DHC and related transactions. For more information regarding our terminated merger with DHC, see Note 1 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
General and administrative. The decrease in general and administrative expenses is primarily the result of a decrease in base business management fees resulting from a decrease in average total market capitalization and a decrease in share based compensation in the 2023 period compared to the 2022 period.
Gain on sale of real estate. We recorded a $244 gain on sale of real estate resulting from the sale of one property in the 2023 period. We recorded a $16,925 net gain on sale of real estate resulting from the sale of 10 properties in the 2022 period.
Interest and other income. The increase in interest and other income is primarily due to the effect of higher interest rates earned on cash balances invested in the 2023 period compared to the 2022 period.
Interest expense. The increase in interest expense reflects higher average interest rates on borrowings under our revolving credit facility and higher average amounts outstanding, as well as the issuance of six mortgage notes with an aggregate principal balance of $177,320 and a weighted average interest rate of 7.8% during 2023, partially offset by the repayment of two mortgage notes since July 1, 2022 with an aggregate principal balance of approximately $73,000 and a weighted average interest rate of 4.0%.
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
Net (loss) income. Net (loss) income and net (loss) income per basic and diluted common share decreased in the 2023 period compared to the 2022 period primarily as a result of the changes noted above.

Nine Months Ended September 30, 2023, Compared to Nine Months Ended September 30, 2022

	Comparable Properties (1) Results Nine Months Ended September 30,				Non-Comparable Properties Results Nine Months Ended September 30,		Consolidated Results Nine Months Ended September 30,
	2023	2022	$ Change	% Change	2023	2022	2023	2022	$ Change	% Change
Rental income	$396,434	$394,807	$1,627	0.4%	$3,346	$31,546	$399,780	$426,353	$(26,573)	(6.2%)
Operating expenses:
Real estate taxes	45,664	45,244	420	0.9%	(173)	4,398	45,491	49,642	(4,151)	(8.4%)
Utility expenses	19,862	18,573	1,289	6.9%	600	2,098	20,462	20,671	(209)	(1.0%)
Other operating expenses	78,519	73,929	4,590	6.2%	2,118	7,668	80,637	81,597	(960)	(1.2%)
Total operating expenses	144,045	137,746	6,299	4.6%	2,545	14,164	146,590	151,910	(5,320)	(3.5%)
Net operating income (loss) (2)	$252,389	$257,061	$(4,672)	(1.8%)	$801	$17,382	253,190	274,443	(21,253)	(7.7%)

Other expenses:
Depreciation and amortization							155,559	170,993	(15,434)	(9.0%)
Loss on impairment of real estate							—	21,820	(21,820)	n/m
Acquisition and transaction related costs							30,534	224	30,310	n/m
General and administrative							17,430	19,353	(1,923)	(9.9%)
Total other expenses							203,523	212,390	(8,867)	(4.2%)

Gain on sale of real estate							487	7,437	(6,950)	(93.5%)
Interest and other income							782	73	709	n/m
Interest expense							(80,591)	(78,923)	(1,668)	2.1%
Loss on early extinguishment of debt							—	(77)	77	n/m
Loss before income tax expense and equity in net losses of investees							(29,655)	(9,437)	(20,218)	n/m
Income tax expense							(336)	(431)	95	(22.0%)
Equity in net losses of investees							(2,290)	(2,631)	341	(13.0%)
Net loss							$(32,281)	$(12,499)	$(19,782)	158.3%

Weighted average common shares outstanding (basic and diluted)							48,365	48,260	105	0.2%

Per common share amounts (basic and diluted):
Net loss							$(0.67)	$(0.27)	$(0.40)	148.1%

n/m - not meaningful
(1)Comparable properties consists of 147 properties we owned on September 30, 2023 and which we owned continuously since January 1, 2022 and excludes two properties classified as held for sale, five properties undergoing significant redevelopment and three properties owned by two unconsolidated joint ventures in which we own 51% and 50% interests.
(2)Our definition of NOI and our reconciliation of net loss to NOI are included below under the heading “Non-GAAP Financial Measures.”
References to changes in the income and expense categories below relate to the comparison of consolidated results for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022.
Rental income. Rental income for non-comparable properties declined $22,443 as a result of our property disposition activities and $5,757 for properties undergoing significant redevelopment due to termination fee revenue in the 2022 period and increased vacancy at a property that began a redevelopment project in February 2022, partially offset by an increase of $1,627 for comparable properties as a result of decreased amortization of acquired real estate leases in the 2023 period and an increase in reimbursement revenue resulting from higher operating expenses, partially offset by lower termination fee revenue and increased vacancies at certain of our properties in the 2023 period. Rental income includes non-cash straight line rent adjustments totaling $17,120 in the 2023 period and $7,226 in the 2022 period, and amortization of acquired real estate leases and assumed real estate lease obligations totaling $196 in the 2023 period and $(780) in the 2022 period.

Real estate taxes. Real estate taxes for non-comparable properties declined $3,384 related to our property disposition activities and $1,187 for properties undergoing significant redevelopment as a result of successful tax appeals at certain properties undergoing significant redevelopment, partially offset by an increase of $420 for comparable properties primarily due to successful tax appeals in the 2022 period.
Utility expenses. Utility expenses declined $1,655 related to our property disposition activities, partially offset by increases of $1,289 for comparable properties and $157 for properties undergoing significant redevelopment due to the related lease-up of those properties. The increase in utility expenses for comparable properties is primarily due to the impact of inflation in the 2023 period, as well as utility expenses that were previously paid directly by certain of our tenants that are now being paid by us pursuant to lease amendments executed in 2022 with those tenants.
Other operating expenses. Other operating expenses for non-comparable properties declined $5,450 related to our property disposition activities and $100 for properties undergoing significant redevelopment, partially offset by an increase of $4,590 for comparable properties due to the impact of inflation in the 2023 period, higher repairs and maintenance costs and higher insurance costs, as well as other operating expenses that were previously paid directly by certain of our tenants that are now being paid by us pursuant to lease amendments executed in 2022 with those tenants, partially offset by lower snow removal costs in the 2023 period.
Depreciation and amortization. The decrease in depreciation and amortization primarily reflects decreases of $9,401 for comparable properties, $4,142 related to our property disposition activities and $1,891 for properties undergoing significant redevelopment. Depreciation and amortization for comparable properties decreased due to certain leasing related assets becoming fully depreciated since January 1, 2022, partially offset by depreciation and amortization of improvements made to certain of our properties since January 1, 2022.
Loss on impairment of real estate. We recorded a $21,820 loss on impairment of real estate in the 2022 period to reduce the carrying value of seven properties to their estimated fair values less costs to sell.
Acquisition and transaction related costs. Acquisition and transaction related costs consist of costs in the 2023 period incurred in connection with our terminated merger with DHC and related transactions. For more information regarding our terminated merger with DHC, see Note 1 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
General and administrative. The decrease in general and administrative expenses is primarily the result of a decrease in base business management fees resulting from a decrease in average total market capitalization and a decrease in share based compensation in the 2023 period compared to the 2022 period, partially offset by a state franchise tax refund received in the 2022 period.
Gain on sale of real estate. We recorded a $487 net gain on sale of real estate resulting from the sale of six properties in the 2023 period. We recorded a $7,437 net gain on sale of real estate resulting from the sale of 16 properties in the 2022 period.
Interest and other income. The increase in interest and other income is primarily due to the effect of higher interest rates earned on cash balances invested in the 2023 period compared to the 2022 period.
Interest expense. The increase in interest expense reflects higher average amounts outstanding and higher average interest rates on borrowings under our revolving credit facility, as well as the issuance of six mortgage notes with an aggregate principal balance of $177,320 and a weighted average interest rate of 7.8% during the 2023 period, partially offset by the redemption of our $300,000 senior unsecured notes with an interest rate of 4.0% in June 2022, higher capitalized interest in the 2023 period and the repayment of three mortgage notes since January 1, 2022 with an aggregate principal balance of approximately $98,000 and a weighted average interest rate of 4.1%.
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

Net loss. Net loss and net loss per basic and diluted common share increased in the 2023 period compared to the 2022 period primarily as a result of the changes noted above.
Non-GAAP Financial Measures
We present certain “non-GAAP financial measures” within the meaning of the applicable rules of the SEC, including the calculations below of NOI, funds from operations, or FFO, and normalized funds from operations, or Normalized FFO. These measures do not represent cash generated by operating activities in accordance with GAAP and should not be considered alternatives to net (loss) income as indicators of our operating performance or as measures of our liquidity. These measures should be considered in conjunction with net (loss) income as presented in our condensed consolidated statements of comprehensive income (loss). We consider these non-GAAP measures to be appropriate supplemental measures of operating performance for a REIT, along with net (loss) income. We believe these measures provide useful information to investors because by excluding the effects of certain historical amounts, such as depreciation and amortization expense, they may facilitate a comparison of our operating performance between periods and with other REITs and, in the case of NOI, reflecting only those income and expense items that are generated and incurred at the property level may help both investors and management to understand the operations of our properties.
Net Operating Income
The calculation of NOI excludes certain components of net (loss) income in order to provide results that are more closely related to our property level results of operations. We calculate NOI as shown below. We define NOI as income from our rental of real estate less our property operating expenses. NOI excludes amortization of capitalized tenant improvement costs and leasing commissions that we record as depreciation and amortization expense. We use NOI to evaluate individual and company-wide property level performance. Other real estate companies and REITs may calculate NOI differently than we do.
The following table presents the reconciliation of net (loss) income to NOI for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net (loss) income	$(19,593)	$16,964	$(32,281)	$(12,499)
Equity in net losses of investees	765	952	2,290	2,631
Income tax expense	95	90	336	431
(Loss) income before income tax expense and equity in net losses of investees	(18,733)	18,006	(29,655)	(9,437)
Loss on early extinguishment of debt	—	—	—	77
Interest expense	28,835	24,969	80,591	78,923
Interest and other income	(281)	(56)	(782)	(73)
Gain on sale of real estate	(244)	(16,925)	(487)	(7,437)
General and administrative	5,720	6,564	17,430	19,353
Acquisition and transaction related costs	16,135	—	30,534	224
Loss on impairment of real estate	—	—	—	21,820
Depreciation and amortization	52,266	52,988	155,559	170,993
NOI	$83,698	$85,546	$253,190	$274,443

Funds From Operations and Normalized Funds From Operations
We calculate FFO and Normalized FFO as shown below. FFO is calculated on the basis defined by The National Association of Real Estate Investment Trusts, which is net (loss) income, calculated in accordance with GAAP, plus real estate depreciation and amortization of consolidated properties and our proportionate share of the real estate depreciation and amortization of unconsolidated joint venture properties, but excluding impairment charges on real estate assets and any gain or loss on sale of real estate, as well as certain other adjustments currently not applicable to us. In calculating Normalized FFO, we adjust for the other items shown below and include business management incentive fees, if any, only in the fourth quarter versus the quarter when they are recognized as an expense in accordance with GAAP due to their quarterly volatility not necessarily being indicative of our core operating performance and the uncertainty as to whether any such business management incentive fees will be payable when all contingencies for determining such fees are known at the end of the calendar year. FFO and Normalized FFO are among the factors considered by our Board of Trustees when determining the amount of distributions to our shareholders. Other factors include, but are not limited to, requirements to maintain our qualification for taxation as a REIT, limitations in our credit agreement and public debt covenants, the availability to us of debt and equity capital, our expectation of our future capital requirements and operating performance and our expected needs for and availability of cash to pay our obligations. Other real estate companies and REITs may calculate FFO and Normalized FFO differently than we do.
The following table presents the reconciliation of net (loss) income to FFO and Normalized FFO for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net (loss) income	$(19,593)	$16,964	$(32,281)	$(12,499)
Add (less): Depreciation and amortization:
Consolidated properties	52,266	52,988	155,559	170,993
Unconsolidated joint venture properties	840	775	2,538	2,269
Loss on impairment of real estate	—	—	—	21,820
Gain on sale of real estate	(244)	(16,925)	(487)	(7,437)
FFO	33,269	53,802	125,329	175,146
Add (less): Acquisition and transaction related costs	16,135	—	30,534	224
Loss on early extinguishment of debt	—	—	—	77
Normalized FFO	$49,404	$53,802	$155,863	$175,447

Weighted average common shares outstanding (basic and diluted)	48,403	48,286	48,365	48,260

FFO per common share (basic and diluted)	$0.69	$1.11	$2.59	$3.63
Normalized FFO per common share (basic and diluted)	$1.02	$1.11	$3.22	$3.64
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
On October 12, 2023, we announced a regular quarterly cash distribution of $0.25 per common share ($1.00 per common share per year). We determine our distribution payout ratio with consideration for our expected capital expenditures as well as cash flows from operations and payment of debt obligations.
Pursuant to our capital recycling program, we selectively sell certain properties from time to time to manage leverage levels and to acquire new properties or portfolios with a goal of improving our asset diversification, our geographical footprint and the average age of our properties, lengthening the weighted average term of our leases and increasing tenant retention. During the nine months ended September 30, 2023, we sold six properties for an aggregate sales price of $23,575, excluding closing costs. We continue to evaluate our portfolio to strategically recycle capital and are currently in various stages of marketing certain of our properties for sale. As of October 27, 2023, we have entered into agreements to sell two properties for an aggregate sales price of $21,299, excluding closing costs. We cannot be sure we will sell any properties we are marketing for sale for prices in excess of their carrying values or otherwise. In addition, our pending sales are subject to conditions; accordingly, we cannot be sure that we will complete these sales or that these sales will not be delayed or the terms will not change. We continue to carefully consider our capital allocation strategy to position us to opportunistically recycle and deploy capital.
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
The following is a summary of our sources and uses of cash flows for the periods presented, as reflected in our condensed consolidated statements of cash flows:

	Nine Months Ended September 30,
	2023	2022
Cash, cash equivalents and restricted cash at beginning of period	$12,249	$84,515
Net cash provided by (used in):
Operating activities	109,133	152,687
Investing activities	(156,942)	49,175
Financing activities	75,188	(270,852)
Cash, cash equivalents and restricted cash at end of period	$39,628	$15,525
The decrease in cash provided by operating activities for the 2023 period compared to the 2022 period was primarily due to decreases in NOI in the 2023 period due to property dispositions, reductions in occupied space at certain of our properties and an increase in costs incurred in connection with the terminated merger with DHC and related transactions. The change from cash flow provided by investing activities in the 2022 period to cash flows used in investing activities in the 2023 period was primarily due to lower proceeds received from property sales in the 2023 period and increased capital expenditures in the 2023 period related to our redevelopment activities. The change from cash flow used in financing activities in the 2022 period to cash flows provided by financing activities in the 2023 period was primarily due to the redemption of $300,000 of our senior unsecured notes in the 2022 period and the issuance of $177,320 of mortgage notes and decreased distributions to our common shareholders in the 2023 period.
Our Investment and Financing Liquidity and Resources (dollar amounts in thousands, except per share amounts)
In order to fund acquisitions and to meet cash needs that may result from our desire or need to make distributions or pay operating or capital expenses, we maintain a $750,000 revolving credit facility. In June 2023, we exercised our option to extend the maturity date of our revolving credit facility by six months to January 31, 2024. We can borrow, repay and reborrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity. In March 2023, we amended our credit agreement to, among other things, replace LIBOR with SOFR as the benchmark interest rate for calculating interest payable on amounts outstanding under our revolving credit facility. We are required to pay interest at a rate of SOFR plus a premium, which was 145 basis points per annum at September 30, 2023, on the amount outstanding under our revolving credit facility. We also pay a facility fee on the total amount of lending commitments under our revolving credit facility, which was 30 basis points per annum at September 30, 2023. Both the interest rate premium and facility fee are subject to adjustment based upon changes to our credit ratings. As of September 30, 2023, the annual interest rate payable on borrowings under our revolving credit facility was 6.9%. As of September 30, 2023 and October 27, 2023, we had $200,000 and $205,000, respectively, outstanding under our revolving credit facility, and $550,000 and $545,000, respectively, available for borrowing, subject to meeting required financial covenants.
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
We are currently in discussion with our lenders regarding a new revolving credit facility. We are also evaluating different options to repay our maturing senior notes, including new financings and potential property sales. While our plans could be impacted by factors outside of our control, including unfavorable market, economic and commercial real estate conditions, we believe based on our current discussions and history of working with our lenders that it is probable that these plans will allow us to repay our maturing debt.
Mortgage Notes Issuances
During the nine months ended September 30, 2023, we issued six mortgage notes with an aggregate principal balance of $177,320 and a weighted average interest rate of 7.8%. The net proceeds from these mortgage loans were used to repay amounts outstanding under our revolving credit facility. See Note 6 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information regarding our mortgage note issuances.
Mortgage Note Repayment
In June 2023, we repaid at maturity, a mortgage note secured by one property with an outstanding principal balance of $50,000 and an annual interest rate of 3.7% using cash on hand and borrowings under our revolving credit facility.
As of September 30, 2023, our debt maturities (other than our revolving credit facility), consisting of senior unsecured notes and mortgage notes, were as follows:

Year	Debt Maturities
2023	$—
2024	350,000
2025	650,000
2026	300,000
2027	350,000
2028 and thereafter	739,320
Total	$2,389,320
None of our unsecured debt obligations require sinking fund payments prior to their maturity dates. Our mortgage debts currently require monthly payments of interest only; however, certain of our mortgages will require payments of principal and interest after a specified date through maturity.
In addition to our debt obligations, as of September 30, 2023, we had estimated unspent leasing related obligations of $137,223, of which we expect to spend $73,666 over the next 12 months.
We substantially completed the redevelopment of a property located in Washington, D.C. containing approximately 427,000 rentable square feet in June 2023. We currently estimate the total project costs associated with this redevelopment, including lease related costs that will continue to be incurred subsequent to the substantial completion date, to be approximately $227,000. As of September 30, 2023, we had incurred $182,839 related to this project. In August 2023, a 30-year lease for approximately 230,000 rentable square feet commenced at this property that is approximately 25.1% higher than the prior rental rate for the same space, making the redevelopment project 55% leased. See Note 10 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information regarding this lease and related redevelopment costs.

We are also in the process of redeveloping a three-property campus located in Seattle, WA containing approximately 300,000 rentable square feet. This project includes the repositioning of two properties from office to life science and maintaining the third property for office use. We currently estimate the total project costs associated with this redevelopment to be approximately $162,000 and completion of the redevelopment in the first quarter of 2024. As of September 30, 2023, we had incurred $117,873 related to this project. In August 2022, we entered into an approximately 10-year lease for approximately 84,000 rentable square feet at one of the life science properties that is approximately 109.0% higher than the prior rental rate for the same space, making the redevelopment project 28% pre-leased.
We currently expect to use cash balances, borrowings under any revolving credit facility we may then have, net proceeds from property sales, incurrences or assumptions of mortgage debt and net proceeds from offerings of debt or equity securities to fund our future operations, capital expenditures, distributions to our shareholders and property acquisitions. When significant amounts are outstanding under our revolving credit facility or the maturities of our indebtedness approach, we expect to explore refinancing alternatives. Such alternatives may include incurring term debt, issuing debt or equity securities, extending the maturity date of our revolving credit facility and entering into a new revolving credit facility. We may assume additional mortgage debt in connection with our acquisitions or elect to place new mortgages on properties we own as a source of financing. We may also seek to participate in additional joint ventures or other arrangements that may provide us with additional sources of financing. Although we cannot be sure that we will be successful in consummating any particular type of financing, we believe that we will have access to financing, such as debt and equity offerings, to fund future acquisitions and capital expenditures and to pay our obligations. We currently have an effective shelf registration statement that allows us to issue public securities on an expedited basis, but it does not assure that there will be buyers for such securities.
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
During the nine months ended September 30, 2023, we paid quarterly distributions to our shareholders totaling $50,998 using cash on hand and borrowings under our revolving credit facility. On October 12, 2023, we declared a regular quarterly distribution payable to shareholders of record on October 23, 2023 of $0.25 per share, or approximately $12,200. We expect to pay this distribution on or about November 16, 2023 using cash on hand and borrowings under our revolving credit facility. For more information regarding the distributions we paid and declared during 2023, see Note 8 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
We own 51% and 50% interests in two unconsolidated joint ventures which own three properties. The properties owned by these joint ventures are encumbered by an aggregate $82,000 principal amount of mortgage indebtedness, none of which is recourse to us. In July 2023, the maturity date of the mortgage loan secured by the property owned by our unconsolidated joint venture, in which we have a 50% interest, was extended by three years at the same interest rate. In October 2023, our joint venture partner that has a 50% equity interest in the 1750 H Street, NW joint venture failed to fund a $600 capital call. We are currently evaluating our options regarding this funding and there can be no assurance that we will be successful pursuing any remedies available to us under the joint venture agreement. We do not control the activities that are most significant to these joint ventures and, as a result, we account for our investments in these joint ventures under the equity method of accounting. For more information on the financial condition and results of operations of these joint ventures, see Note 3 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. Other than these joint ventures, as of September 30, 2023, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Debt Covenants (dollars in thousands)
Our principal debt obligations as of September 30, 2023 consisted of $200,000 of borrowings outstanding under our revolving credit facility, an outstanding principal balance of $2,212,000 of public issuances of senior unsecured notes and mortgage notes with an outstanding principal balance $177,320. Also, the three properties owned by two joint ventures in which we own 51% and 50% interests secure two additional mortgage notes. Our publicly issued senior unsecured notes are governed by indentures and their supplements. Our credit agreement and our senior unsecured notes indentures and their supplements provide for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, such as, in the case of our credit agreement, a change of control of us, which includes RMR ceasing to act as our business and property manager. Our credit agreement and our senior unsecured notes indentures and their supplements also contain a number of covenants, including those that restrict our ability to incur debts, including debts secured by mortgages on our properties, in excess of calculated amounts, require us to comply with certain financial covenants and, in the case of our credit agreement, restrict our ability to make distributions to our shareholders under certain circumstances. As of September 30, 2023, we believe we were in compliance with the terms and conditions of our respective covenants under our credit agreement and senior unsecured notes indentures and their supplements. Our mortgage notes are non-recourse, subject to certain limited exceptions, and do not contain any material financial covenants.
Neither our credit agreement nor our senior unsecured notes indentures and their supplements contain provisions for acceleration which could be triggered by our credit ratings. However, under our credit agreement, our highest senior credit rating is used to determine the fees and interest rates we pay. Accordingly, if that credit rating is downgraded, our interest expense and related costs under our credit agreement would increase. In March 2023, Moody’s Investors Service, or Moody’s, downgraded our senior unsecured debt rating from Ba1 to Ba2 and S&P Global Ratings, or S&P, downgraded our senior unsecured debt rating from BBB- to BB+. As a result, the interest rate premium under our revolving credit facility increased 35 basis points effective April 1, 2023. In April 2023, following the announcement of the merger with DHC, Moody’s downgraded our senior unsecured debt rating from Ba2 to Ba3. In September 2023, following the termination of the merger with DHC, Moody’s downgraded our senior unsecured debt rating from Ba3 to B2 and S&P downgraded our senior unsecured debt rating from BB+ to BB.
Our credit agreement has cross default provisions to other indebtedness that is recourse of $25,000 or more and indebtedness that is non-recourse of $50,000 or more. Similarly, our senior unsecured notes indentures and their supplements contain cross default provisions to any other debts of more than $25,000 (or up to $50,000 in certain circumstances).
Related Person Transactions
We have relationships and historical and continuing transactions with RMR, RMR Inc. and others related to them. For more information about these and other such relationships and related person transactions, see Notes 9 and 10 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, our 2022 Annual Report, our definitive Proxy Statement for our 2023 Annual Meeting of Shareholders and our other filings with the SEC. In addition, see the section captioned “Risk Factors” in Part I, Item 1A of our 2022 Annual Report for a description of risks that may arise as a result of these and other related person transactions and relationships. We may engage in additional transactions with related persons, including businesses to which RMR or its subsidiaries provide management services.
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

Fixed Rate Debt
As of September 30, 2023, our outstanding fixed rate debt consisted of the following:

Debt	Principal Balance (1)	Annual Interest Rate (1)	Annual Interest Expense	Maturity	Interest Payments Due
Senior unsecured notes	$350,000	4.250%	$14,875	2024	Semi-annually
Senior unsecured notes	650,000	4.500%	29,250	2025	Semi-annually
Senior unsecured notes	300,000	2.650%	7,950	2026	Semi-annually
Senior unsecured notes	350,000	2.400%	8,400	2027	Semi-annually
Mortgage note (one property)	26,340	8.139%	2,144	2028	Monthly
Mortgage note (one property)	42,700	8.272%	3,532	2028	Monthly
Mortgage note (two properties)	54,300	7.671%	4,165	2028	Monthly
Senior unsecured notes	400,000	3.450%	13,800	2031	Semi-annually
Mortgage note (one property)	30,680	7.210%	2,212	2033	Monthly
Mortgage note (one property)	8,400	7.305%	614	2033	Monthly
Mortgage note (one property)	14,900	7.717%	1,150	2033	Monthly
Senior unsecured notes	162,000	6.375%	10,328	2050	Quarterly
Total	$2,389,320		$98,420
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
Our senior unsecured notes require semi-annual or quarterly interest payments through maturity. Our mortgage notes require monthly payments of interest only or payments of principal and interest through maturity. Because these debts require interest to be paid at a fixed rate, changes in market interest rates during the term of these debts will not affect our interest obligations. If these debts were refinanced at interest rates which are one percentage point higher or lower than shown above, our annual interest cost would increase or decrease by approximately $23,893.
Changes in market interest rates also would affect the fair value of our fixed rate debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt. Since the beginning of 2022, the U.S. Federal Reserve has been raising interest rates in an effort to combat inflation and may continue to do so. Based on the balances outstanding at September 30, 2023, and discounted cash flow analyses through the respective maturity dates, and assuming no other changes in factors that may affect the fair value of our fixed rate debt obligations, a hypothetical immediate one percentage point increase in interest rates would change the fair value of those obligations by approximately $68,555.
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

In addition to the fixed rate debt presented in the table above, at September 30, 2023, we had noncontrolling ownership interests of 51% and 50% in two unconsolidated joint ventures that own three properties that are secured by fixed rate debt consisting of the following mortgage notes:

Debt	Our JV Ownership Interest	Principal Balance (1)(2)	Annual Interest Rate (1)	Annual Interest Expense	Maturity	Interest Payments Due
Mortgage note (two properties)	51%	$50,000	4.090%	$2,045	2029	Monthly
Mortgage note (one property) (3)	50%	32,000	3.690%	1,181	2027	Monthly
Total		$82,000		$3,226
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
Floating Rate Debt
As of September 30, 2023, our floating rate debt consisted of $200,000 outstanding under our $750,000 revolving credit facility. Our revolving credit facility matures on January 31, 2024. No principal repayments are required under our revolving credit facility prior to maturity, and we can borrow, repay and reborrow funds available under our revolving credit facility, subject to conditions, at any time without penalty.
Borrowings under our revolving credit facility are in U.S. dollars and require interest to be paid at a rate of SOFR plus premiums that are subject to adjustment based upon changes to our credit ratings. Accordingly, we are vulnerable to changes in U.S. dollar based short term rates, specifically SOFR, and to changes in our credit ratings. In addition, upon any renewal or refinancing of our revolving credit facility, we are vulnerable to increases in interest rate premiums due to market conditions or our perceived credit characteristics. Generally, a change in interest rates would not affect the value of our floating rate debt but would affect our operating results.
The following table presents the impact a one percentage point increase in interest rates would have on our annual floating rate interest expense as of September 30, 2023:

	Impact of an Increase in Interest Rates
	Annual Interest Rate (1)	Outstanding Debt	Total Interest Expense Per Year	Annual Earnings Per Share Impact (2)
At September 30, 2023	6.9%	$200,000	$13,800	$0.29
One percentage point increase	7.9%	$200,000	$15,800	$0.33
(1)Based on SOFR plus a premium, which was 145 basis points per annum, as of September 30, 2023.
(2)Based on the weighted average common shares outstanding (diluted) for the nine months ended September 30, 2023.
The following table presents the impact a one percentage point increase in interest rates would have on our annual floating rate interest expense as of September 30, 2023 if we were fully drawn on our revolving credit facility:

	Impact of an Increase in Interest Rates
	Annual Interest Rate (1)	Outstanding Debt	Total Interest Expense Per Year	Annual Earnings Per Share Impact (2)
At September 30, 2023	6.9%	$750,000	$51,750	$1.07
One percentage point increase	7.9%	$750,000	$59,250	$1.23
(1)Based on SOFR plus a premium, which was 145 basis points per annum, as of September 30, 2023.
(2)Based on the weighted average common shares outstanding (diluted) for the nine months ended September 30, 2023.
The foregoing tables show the impact of an immediate increase in floating interest rates as of September 30, 2023. If interest rates were to increase gradually over time, the impact would be spread over time. Our exposure to fluctuations in floating interest rates will increase or decrease in the future with increases or decreases in the outstanding amount under our revolving credit facility or our other floating rate debt, if any. Although we have no present plans to do so, we may in the future enter into hedge arrangements from time to time to mitigate our exposure to changes in interest rates.

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
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Forward-looking statements reflect our current expectations, are based on judgments and assumptions, are inherently uncertain and are subject to risks, uncertainties and other factors, which could cause our actual results, performance or achievements to differ materially from expected future results, performance or achievements expressed or implied in those forward-looking statements. Some of the risks, uncertainties and other factors that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, but are not limited to, the following:
•The impact of increasing or sustained high interest rates, inflation, labor market challenges, disruption and volatility in the public equity and debt markets, conditions in the commercial real estate industry generally and in the sectors we operate, geopolitical instability and economic downturns or recessions on us and our tenants,
•The extent to which changes and trends in office space utilization and needs, including due to remote work arrangements, may impact demand for office space at our properties,
•The financial strength of our tenants,
•Risks and uncertainties regarding the costs and timing of development, redevelopment and repositioning activities, including as a result of inflation, cost overruns, supply chain challenges, labor shortages, construction delays or inability to obtain necessary permits,
•Whether our tenants will renew or extend their leases and not exercise early termination options pursuant to their leases or that we will obtain replacement tenants on terms as favorable to us as our prior leases,
•Our ability to successfully recycle and deploy capital,
•The likelihood that our tenants will pay rent or be negatively affected by cyclical economic conditions or government budget constraints,
•Our ability to pay distributions to our shareholders and to maintain or increase the amount of such distributions,
•Our ability to increase or maintain occupancy at our properties on terms desirable to us,
•Our ability to increase rents when our leases expire or renew,
•Our tenant and geographic concentration,
•Our ability to manage our capital expenditures and other operating costs effectively and to maintain and enhance our properties and their appeal to tenants,
•Our ability to acquire properties that realize our targeted returns,

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

Part II. Other Information
Item 1A. Risk Factors
There have been no material changes to the risk factors from those previously disclosed in our 2022 Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer purchases of equity securities. The following table provides information about our purchases of our equity securities during the quarter ended September 30, 2023:

Calendar Month	Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2023 - July 31, 2023	915	$7.87	—	$—
September 1, 2023 - September 30, 2023	39,189	5.79	—	—
Total	40,104	$5.84	—	$—
(1)These common share withholdings and purchases were made to satisfy tax withholding and payment obligations of one of our Managing Trustees and certain other current and former officers and employees of RMR in connection with the vesting of awards of our common shares to them. We withheld and purchased these shares at their fair market values based upon the trading prices of our common shares at the close of trading on Nasdaq on the purchase dates.
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

10.1
Termination Agreement, dated as of September 1, 2023, by and between Office Properties Income Trust and Diversified Healthcare Trust. (Incorporated by reference to the Company's Current Report on Form 8-K filed on September 1, 2023.)

10.2	Form of Share Award Agreement. (Filed herewith.)

10.3	Form of Indemnification Agreement. (Filed herewith.)

31.1	Rule 13a-14(a) Certification. (Filed herewith.)

31.2	Rule 13a-14(a) Certification. (Filed herewith.)

32.1	Section 1350 Certification. (Furnished herewith.)

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document. (Filed herewith.)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (Filed herewith.)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (Filed herewith.)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (Filed herewith.)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (Filed herewith.)
104	Cover Page Interactive Data File. (Formatted as Inline XBRL and contained in Exhibit 101.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OFFICE PROPERTIES INCOME TRUST

By:	/s/ Christopher J. Bilotto
Christopher J. Bilotto
President and Chief Executive Officer
Dated: October 30, 2023

By:	/s/ Brian E. Donley
Brian E. Donley
Chief Financial Officer and Treasurer
(principal financial officer and principal accounting officer)
Dated: October 30, 2023