Form 10-K
period 2023-12-31
OFFICE PROPERTIES INCOME TRUST
filed 2024-02-15
CIK 1456772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The aggregate market value of the voting common shares of beneficial interest, $.01 par value, or common shares, of the registrant held by non-affiliates was approximately $366.6 million based on the $7.70 closing price per common share on The Nasdaq Stock Market LLC on June 30, 2023. For purposes of this calculation, an aggregate of 971,705 common shares held directly by, or by affiliates of, the trustees and the executive officers of the registrant have been included in the number of common shares held by affiliates.
Number of the registrant’s common shares outstanding as of February 14, 2024: 48,754,546.
References in this Annual Report on Form 10-K to the Company, OPI, we, us or our mean Office Properties Income Trust and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

DOCUMENTS INCORPORATED BY REFERENCE
Certain information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated by reference to our definitive Proxy Statement for the 2024 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended December 31, 2023.

Warning Concerning Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other securities laws that are subject to risks and uncertainties. These statements may include words such as “believe”, “expect”, “anticipate”, “intend”, “plan”, “estimate”, “will”, “may” and negatives or derivatives of these or similar expressions. These forward-looking statements include, among others, statements about: our leverage levels and possible future financings; demand for office space; our future leasing activity, commitments and obligations; economic and market conditions; our liquidity needs and sources; our capital expenditure plans and commitments; acquisitions and our pending or potential dispositions; our redevelopment and construction activities and plans; and the amount and timing of future distributions.
Forward-looking statements reflect our current expectations, are based on judgments and assumptions, are inherently uncertain and are subject to risks, uncertainties and other factors, which could cause our actual results, performance or achievements to differ materially from expected future results, performance or achievements expressed or implied in those forward-looking statements. Some of the risks, uncertainties and other factors that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, but are not limited to, the following:
•Our ability to make required payments on our debt or refinance our debts as they mature or otherwise become due,
•Our ability to maintain sufficient liquidity, including the availability of borrowings under our revolving credit facility and our ability to obtain new debt financing, and otherwise manage leverage,
•Our ability to comply with the terms of our debt agreements and meet financial covenants,
•The extent to which changes and trends in office space utilization and needs, including due to remote work arrangements, continue to impact demand for office space at our properties,
•Whether our tenants will renew or extend their leases and not exercise early termination options pursuant to their leases or that we will obtain replacement tenants on terms as favorable to us as our prior leases,
•Our ability to increase or maintain occupancy at our properties on terms desirable to us, and our ability to increase rents when our leases expire or renew,
•The impact of unfavorable market and commercial real estate industry conditions due to high interest rates, prolonged high inflation, labor market challenges, supply chain disruptions, volatility in the public equity and debt markets and in commercial real estate markets, generally and in the sectors we operate, geopolitical instability and tensions, economic downturns or a possible recession or changes in real estate utilization, among other things, on us and our tenants,
•The likelihood that our tenants will pay rent or be negatively impacted by continuing unfavorable market and commercial real estate industry conditions or government budget constraints,
•Our ability to effectively raise and balance our use of debt and equity capital,
•Our ability to manage our capital expenditures and other operating costs effectively and to maintain and enhance our properties and their appeal to tenants,
•The financial strength of our tenants,
•Our ability to sell properties at prices we target,
•Our tenant and geographic concentration,
•Risks and uncertainties regarding the costs and timing of development, redevelopment and repositioning activities, including as a result of prolonged high inflation, cost overruns, supply chain challenges, labor shortages, construction delays or inability to obtain necessary permits or volatility in the commercial real estate markets,
•Our ability to acquire properties that realize our targeted returns,
•Our credit ratings,
•Our ability to pay distributions to our shareholders and to maintain or increase the amount of such distributions,
i

•The ability of our manager, The RMR Group LLC, or RMR, to successfully manage us,
•Competition within the commercial real estate industry, particularly in those markets in which our properties are located,
•Compliance with, and changes to, federal, state and local laws and regulations, accounting rules, tax laws and similar matters,
•The impact of any U.S. government shutdown or failure to increase the government debt ceiling on our ability to collect rents and pay our operating expenses, debt obligations and distributions to shareholders on a timely basis,
•Actual and potential conflicts of interest with our related parties, including our Managing Trustees, RMR, Sonesta International Hotels Corporation, or Sonesta, and others affiliated with them,
•Limitations imposed by and our ability to satisfy complex rules to maintain our qualification for taxation as a real estate investment trust, or REIT, for U.S. federal income tax purposes,
•Acts of terrorism, outbreaks or continuation of pandemics or other public health safety events or conditions, war or other hostilities, material or prolonged disruption to supply chains, global climate change or other manmade or natural disasters beyond our control, and
•Other matters.
These risks, uncertainties, and other factors are not exhaustive and should be read in conjunction with other cautionary statements that are included in our periodic filings. The information contained elsewhere in this Annual Report on Form 10-K or in our other filings with the Securities and Exchange Commission, or SEC, including under the caption “Risk Factors,” or incorporated herein or therein, identifies other important factors that could cause differences from our forward-looking statements. Our filings with the SEC are available on the SEC’s website at www.sec.gov.
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

ii

OFFICE PROPERTIES INCOME TRUST
2023 FORM 10-K ANNUAL REPORT

iii

PART I
Item 1. Business
Our Company
We are a real estate investment trust, or REIT, formed in 2009 under Maryland law. As of December 31, 2023, our wholly owned properties were comprised of 152 properties containing approximately 20.5 million rentable square feet (all square footage amounts included within this Annual Report on Form 10-K are unaudited) and we had noncontrolling ownership interests of 51% and 50% in two unconsolidated joint ventures that owned three properties containing approximately 0.5 million rentable square feet. As of December 31, 2023, our properties have an undepreciated carrying value of approximately $4.1 billion and a depreciated carrying value of approximately $3.4 billion, excluding properties classified as held for sale. As of December 31, 2023, our properties were leased to 258 different tenants, with a weighted average remaining lease term (based on annualized rental income as defined below) of approximately 6.4 years. The U.S. government is our largest tenant, representing approximately 19.5% of our annualized rental income as of December 31, 2023. The term annualized rental income as used herein is defined as the annualized contractual base rents from our tenants pursuant to our lease agreements as of December 31, 2023, plus straight line rent adjustments and estimated recurring expense reimbursements to be paid to us, and excluding lease value amortization.
Our principal executive offices are located at Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts 02458-1634, and our telephone number is (617) 219-1440.
Our Business Strategy
Our business plan is to focus on owning and leasing high-quality office and mixed-use properties in select, growth-oriented U.S. markets. We seek to diversify our revenue base across geographies with ownership in central business district, urban infill and suburban locations. Our approach emphasizes properties, markets or locations with high barriers to entry, qualities and characteristics to attract and retain talent and investment toward sustainability efforts.
Our internal growth strategy is to increase the rents and corresponding cash flows we receive from our current properties and to increase occupancy by leasing vacant space. To achieve these increases, we may invest in our properties through improvements requested by existing tenants or induce lease renewals or new tenant leases when our current leases expire or through development, redevelopment or repositioning activities. As our lease expirations approach, we will attempt to evaluate the highest and best use for a property and focus on proactive asset management to renew our leases with existing tenants or to enter leases with new tenants to enhance long-term cash flow growth and asset values. Our ability to renew leases with our existing tenants or to enter new leases with new tenants and the rents we are able to charge will depend in large part upon market conditions, which are beyond our control. We believe that if a property previously occupied by a single or majority tenant becomes vacant, it may be capital and time intensive to restabilize, redevelop or reposition depending on various factors including market conditions.
Our external growth strategy is defined by our acquisition, disposition and financing policies as described below. Our investment, financing and disposition policies and business strategies are established by our Board of Trustees and may be changed by our Board of Trustees at any time without shareholder approval.
Commercial Real Estate and Capital Markets
Certain changes in office space utilization, including increased remote work arrangements and tenants consolidating their real estate footprint, continue to impact the market. The utilization and demand for office space continues to face headwinds and the duration and ultimate impact of current trends on the demands for office space at our properties remains uncertain and subject to change. Accordingly, we do not yet know what the full extent of the impacts will be on our or our tenants’ businesses and operations nor the long-term outlook for leasing our properties. Higher interest rates, inflationary pressures, geopolitical hostilities and tensions, and concerns that the U.S. economy may enter an economic recession have caused disruptions in the financial markets and these factors could adversely affect our and our tenants’ financial condition and the ability or willingness of our tenants to renew our leases or pay rent to us. Deteriorating office fundamentals, high interest rates and market sentiment towards the office sector may restrict our access to, and would likely increase our cost of, capital and may cause the values of our properties and our securities to decline.
Our Investment Policies
Our primary investment objectives include increasing cash flows from operations from stable and diverse sources. We seek to acquire properties or portfolios that enhance our overall portfolio composition and produce greater returns than those properties or portfolios we may sell. We intend to acquire properties or portfolios with a goal of improving our asset diversification, our geographical footprint and the average age of our properties and lengthening the weighted average term of our leases and increasing tenant retention. To achieve these objectives, we seek to: (a) invest in institutional quality properties with an emphasis on high credit quality tenants; (b) use proceeds from asset sales to manage leverage levels and to fund additional investments we believe appropriate; (c) when market conditions permit, refinance debt with long term debt or additional equity; and (d) pursue capital allocation strategies so that our cash flow from operations comes from a diversified portfolio of properties, geographies, industries and tenants.
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
We expect to use the extensive nationwide resources of our manager, RMR, to locate and manage the acquisition of such properties. We expect most of our future acquisitions will be office properties; however, we may consider acquiring other types of properties. We also expect to further diversify our sources of rents, which we expect would improve the security of our revenues.
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
•the experience and credit quality of the property’s tenant(s);
•the pricing of comparable properties as evidenced by recent arm’s length market sales;
•the price at which the property may be acquired or redeveloped;
•the existence of alternative sources, uses or needs for our capital, including our debt leverage;
•the ongoing and expected capital requirements for the property;
•the return on the properties being sold to finance acquisitions or property developments, redevelopments or repositionings compared to the projected returns we may realize by owning the property we would acquire or develop, redevelop or reposition;
•the current or potential market position of the property;
•the type of property (e.g., single tenant, multi-tenant, specialty use, etc.);
•the likelihood of the tenant(s) renewing at lease expiration;
•the market location of the property and our assessment of rent growth for that market;
•the industry(ies) in which the tenant(s) operate;
•the strategic fit of the property with the rest of our properties and how it may strategically improve key attributes of our portfolio, including alignment with our Environmental, Social and Governance, or ESG, principles;
•the current and expected future space utilization at the property by its tenant(s);
•the use and size of the property;

•the construction quality, physical condition, age and design of the property;
•the growth, tax and regulatory environments of the market in which the property is located;
•the occupancy and demand for similar properties in the same or nearby markets; and
•the estimated replacement cost of the property.
Other Acquisitions. We prefer wholly owned investments in fee interests. However, we may invest in leaseholds, joint ventures, mortgages and other real estate interests. As of December 31, 2023, we owned 51% and 50% interests in two unconsolidated joint ventures. In the future, we may invest in or enter into additional real estate joint ventures if we conclude that by doing so we may benefit from the participation of co-venturers, or that our opportunity to participate in the investment is contingent on the use of a joint venture structure or that pre-existing joint venture arrangements may be part of an acquisition we wish to make. We may invest in participating, convertible or other types of mortgages if we conclude that by doing so, we may benefit from the cash flow or appreciation in the value of a property which is not available for purchase.
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
Our Financing Policies
To qualify for taxation as a REIT under the United States Internal Revenue Code of 1986, as amended, or the IRC, we must distribute at least 90% of our annual REIT taxable income (excluding net capital gains). Accordingly, we generally will not be able to retain sufficient cash to fund our operations, repay our debts, invest in our properties and fund acquisitions and development, redevelopment and repositioning efforts. We expect to repay our debts, invest in our properties and fund acquisitions and development, redevelopment and repositioning efforts with borrowings under our revolving credit facility, proceeds from debt or equity securities we may issue, proceeds from our asset sales or retained cash from operations that may exceed our distributions paid. To the extent we obtain additional debt financing, we may do so on an unsecured or a secured basis. We may seek to obtain lines of credit or to issue securities senior to our common shares, including preferred shares or debt securities, which may be convertible into our common shares or be accompanied by warrants to purchase our common shares or to pursue joint venture financing arrangements. We may also finance acquisitions by assuming debt or through the issuance of equity or other securities. The proceeds from any of our financings may be used to provide working capital, to refinance existing indebtedness or to finance acquisitions or property developments, redevelopments or repositionings or pay distributions.
Although there are no limitations in our organizational documents on the type or amount of indebtedness we may incur, the borrowing limitations established by the covenants in our credit agreement (as defined below) and our senior notes indentures and their supplements currently restrict our ability to incur indebtedness and require us to comply with certain financial and other covenants.
For more information regarding our financing sources and activities, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7 and Note 9 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
Generally, we intend to manage our leverage in a way that may allow us to achieve “investment grade” ratings from nationally recognized rating organizations. However, we cannot be sure that we will be able to achieve investment grade ratings in the future.
Our Board of Trustees may change our financing policies at any time without a vote of, or notice to, our shareholders.
Other Information
Employees. We have no employees. Services which would otherwise be provided to us by employees are provided by RMR and by our Managing Trustees and officers. As of December 31, 2023, RMR had approximately 1,100 full time employees in its headquarters and regional offices located throughout the United States.
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
RMR is an alternative asset management company that is focused on commercial real estate and related businesses. RMR or its subsidiaries also act as a manager to other publicly traded real estate companies, privately held real estate funds and real estate related operating businesses. As of February 14, 2024, the executive officers of RMR are: Adam D. Portnoy, President and Chief Executive Officer; Christopher J. Bilotto, Executive Vice President; Jennifer B. Clark, Executive Vice President, General Counsel and Secretary; Matthew P. Jordan, Executive Vice President, Chief Financial Officer and Treasurer; and John G. Murray, Executive Vice President. Our President and Chief Operating Officer, Yael Duffy, and our Chief Financial Officer

and Treasurer, Brian E. Donley, are Senior Vice Presidents of RMR. Ms. Duffy, Mr. Donley and other officers of RMR also serve as officers of other companies to which RMR or its subsidiaries provide management services.
Corporate Sustainability. Our manager, RMR, periodically publishes its Sustainability Report, which summarizes the environmental, social and governance initiatives employed by RMR and its client companies, including us. RMR’s Sustainability Report may be accessed on the RMR Inc. website at www.rmrgroup.com/corporate-sustainability/default.aspx. The information on or accessible through RMR Inc.’s website is not incorporated by reference into this Annual Report on Form 10-K.
We believe corporate sustainability is a strategic part of our focus on operational practices, enhancing our competitive position, development and redevelopment efforts and economic performance. Our sustainability practices, which align with those of our manager, RMR — minimizing our impact on the environment, embracing the communities where we operate and attracting top professionals — are critical elements supporting our long-term success.
We recognize our responsibility to minimize the impact of our business on the environment and seek to preserve natural resources and maximize efficiencies in order to reduce the impact our properties have on the planet. Our environmental sustainability strategies and best practices help to mitigate our properties’ environmental footprint, optimize operational efficiency and enhance our competitiveness in the marketplace. Our sustainability and community engagement strategies focus on a complementary set of objectives, including the following:
•Responsible Investment. We seek to invest capital in our properties that both improves environmental performance and enhances asset value. During the property acquisition due diligence and annual budgeting processes, RMR assesses, among other things, environmental sustainability opportunities and physical and policy driven climate related risks.
•Environmental Stewardship. We seek to improve the environmental footprint of our properties, including by reducing carbon emissions, energy consumption and water usage, especially when doing so may reduce operating costs and exposure to policies that call for a carbon tax or other emissions-based penalties and enhance the properties’ competitive position. Our existing business practices are intended to align with the Task Force on Climate-Related Financial Disclosures framework across both the physical and transition risks and opportunities. With respect to our development and redevelopment activities, RMR considers how to best incorporate sustainability goals as part of the overall goal of any development or redevelopment project at our properties. In 2022, RMR announced its commitment to a goal of net zero emissions by 2050 with a 50% reduction commitment by 2030 from a 2019 baseline as it relates to Scope 1 and 2 emissions for all properties for which it directly manages energy.
We and our manager, RMR, drive value, manage risk and benchmark the performance of our properties by effectively capturing and managing data and by achieving environmental and energy efficiency certifications and designations. RMR’s real-time energy monitoring program, or RTM, facilitates advanced data analytics to detect faults and inefficiencies in equipment operations while enhancing building system control in a cost-effective and scalable way. RMR’s RTM program captures 53 of our properties totaling approximately 72% of our annual electricity spend and generating approximately $1.7 million in annual savings.
Furthermore, properties that reach specified levels of sustainability and energy efficiency may receive potential environmental designations and certifications, such as Leadership in Energy and Environmental Design, or LEED®, designations and/or “ENERGY STAR” certifications. LEED designations are administered by the U.S. Green Building Council. The ENERGY STAR program is a joint program of the U.S. Environmental Protection Agency and the U.S. Department of Energy which is focused on promoting energy efficient products and properties. The U.S. Government’s “green lease” policies permit government tenants to require LEED® designation in selecting new premises or renewing leases at existing premises and the General Services Administration gives preference to properties for lease that have received an ENERGY STAR certification. As of December 31, 2023, our LEED designations and ENERGY STAR certifications were as follows:
•LEED: 49 properties containing 7.2 million rentable square feet (32.2% and 35.1% of our total properties and total rentable square feet, respectively).
•ENERGY STAR: 43 properties containing 6.7 million rentable square feet (30.5% and 35.2% of our eligible properties and eligible rentable square feet, respectively).
In March 2023, we were recognized as an Energy Star Partner of the Year for the sixth consecutive year and a Sustained Excellence honoree for the fourth consecutive year.

•Investments in Human Capital. We have no employees. We rely on our manager, RMR, to hire, train, and develop a workforce that meets the needs of our business, contributes positively to our society and helps reduce our impact on the natural environment.
•Corporate Citizenship. We seek to be a responsible corporate citizen and to strengthen the communities in which we own properties. Our manager, RMR, regularly encourages its employees to engage in a variety of charitable and community programs, including participation in a company-wide service day and a charitable giving matching program.
•Diversity & Inclusion. We value a diversity of backgrounds, experience and perspectives. As of December 31, 2023, our Board of Trustees was comprised of nine Trustees, of which seven were independent trustees, four, or approximately 44%, were female and one, or approximately 11%, was a member of under-represented communities. RMR is an equal opportunity employer, with all qualified applicants receiving consideration for employment without regard to race, color, religion, sex, sexual orientation, gender identity, national origin, disability or protected veteran status.
For more information, see “Risk Factors—Risks Related to Our Business—Sustainability initiatives, requirements and market expectations may impose additional costs and expose us to new risks.” included in Part I, Item 1A of this Annual Report on Form 10-K.
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
Leases. We have leases with government entities, including the U.S. government, state governments and other government tenants as well as non-government tenants. Some of our leases allow tenants to vacate the leased premises before the stated expirations of their leases with little or no liability, or with penalty, by exercising early termination rights. For additional information about our tenants’ rights to terminate leases early, see “Risk Factors—Risks Related to Our Business—Some tenants have the right to terminate their leases prior to their lease expiration date” included in Part I, Item 1A and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Property Operations” included in Part II, Item 7 of this Annual Report on Form 10-K.
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
Segment Information. As of December 31, 2023, we had one operating segment: direct ownership of real estate properties. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7 and our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
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
The sections of the IRC that govern the federal income tax qualification and treatment of a REIT and its shareholders are complex. This presentation is a summary of applicable IRC provisions, related rules and regulations, and administrative and judicial interpretations, all of which are subject to change, possibly with retroactive effect. Future legislative, judicial or administrative actions or decisions could also affect the accuracy of statements made in this summary. We have not received a ruling from the U.S. Internal Revenue Service, or the IRS, with respect to any matter described in this summary, and we cannot be sure that the IRS or a court will agree with all of the statements made in this summary. The IRS could, for example, take a different position from that described in this summary with respect to our acquisitions, operations, valuations, restructurings or other matters, which, if a court agreed, could result in significant tax liabilities for applicable parties. In addition, this summary is not exhaustive of all possible tax considerations and does not discuss any estate, gift, state, local or foreign tax considerations. For all these reasons, we urge you and any holder of or prospective acquiror of our shares to consult with a tax advisor about the federal income tax and other tax consequences of the acquisition, ownership and disposition of our shares. Our intentions and beliefs described in this summary are based upon our understanding of applicable laws and regulations that are in effect as of February 14, 2024. If new laws or regulations are enacted which impact us directly or indirectly, we may change our intentions or beliefs.
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
Our counsel, Sullivan & Worcester LLP, is of the opinion that we have been organized and have qualified for taxation as a REIT under the IRC for our 2009 through 2023 taxable years, and that our current and anticipated investments and plan of operation will enable us to continue to meet the requirements for qualification and taxation as a REIT under the IRC. Our counsel’s opinions are conditioned upon the assumption that our leases, our declaration of trust, and all other legal documents to which we have been or are a party have been and will be complied with by all parties to those documents, upon the accuracy and completeness of the factual matters described in this Annual Report on Form 10-K and upon representations made by us to our counsel as to certain factual matters relating to our organization and operations and our expected manner of operation. If this assumption or a description or representation is inaccurate or incomplete, our counsel’s opinions may be adversely affected and may not be relied upon. The opinions of our counsel are based upon the law as it exists today, but the law may change in the future, possibly with retroactive effect. Given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, and the possibility of future changes in our circumstances, neither Sullivan & Worcester LLP nor we can be sure that we will qualify as or be taxed as a REIT for any particular year. Any opinion of Sullivan & Worcester LLP as to our qualification or taxation as a REIT will be expressed as of the date issued. Our counsel will have no obligation to advise us or our shareholders of any subsequent change in the matters stated, represented or assumed, or of any subsequent change in the applicable law. Also, the opinions of our counsel are not binding on either the IRS or a court, and either could take a position different from that expressed by our counsel.
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
•Our subsidiaries that are C corporations, including our “taxable REIT subsidiaries,” as defined in Section 856(l) of the IRC, or TRSs, generally will be required to pay federal corporate income tax on their earnings, and a 100% tax may be imposed on any transaction between us and one of our TRSs that does not reflect arm’s length terms.
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
Subsidiary REITs. We have in the past invested in real estate through entities that were intended to qualify for taxation as REITs, and we may in the future form or acquire additional entities that are intended to qualify for taxation as REITs. When a subsidiary qualifies for taxation as a REIT separate and apart from its REIT parent, the subsidiary’s shares are qualifying real estate assets for purposes of the REIT parent’s 75% asset test described below. However, failure of the subsidiary to separately satisfy the various REIT qualification requirements described in this summary or that are otherwise applicable (and failure to qualify for the applicable relief provisions) would generally result in (a) the subsidiary being subject to regular U.S. corporate income tax, as described above, and (b) the REIT parent’s ownership in the subsidiary (i) ceasing to be qualifying real estate assets for purposes of the 75% asset test and (ii) becoming subject to the 5% asset test, the 10% vote test and the 10% value test, each as described below, generally applicable to a REIT’s ownership in corporations other than REITs and TRSs. In such a situation, the REIT parent’s own qualification and taxation as a REIT could be jeopardized on account of the subsidiary’s failure cascading up to the REIT parent, all as described below under the heading “—Asset Tests”. We have made and expect to make protective TRS elections with respect to any subsidiary REIT that we form or acquire and may implement other protective arrangements intended to avoid a cascading REIT failure if any of our intended subsidiary REITs were not to qualify for taxation as a REIT, but we cannot be sure that such protective elections or other arrangements will be effective to avoid or mitigate the resulting adverse consequences to us.
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
Item 1A. Risk Factors
Summary of Risk Factors
Our business is subject to a number of risks and uncertainties. The following is a summary of the principal risk factors described in this section:
•we have a substantial amount of debt and we are subject to risks related to our debt, including our ability to refinance maturing debt and the cost of any such refinanced debt and our ability to reduce our debt leverage, which may remain at or above current levels for an indefinite period, covenants and conditions contained in our debt agreements which may restrict our operations by increasing our interest expense and limiting our ability to make investments in our properties, sell properties securing our debt and pay distributions to our shareholders, potential downgrades to our credit ratings and other limitations on our ability to access capital at reasonable costs or at all, including the limited availability of debt capital to office REITs generally;
•we have a significant amount of scheduled lease expirations in 2024 and thereafter and we may be unable to renew our leases when they expire or lease our properties to new tenants without decreasing rents or incurring significant costs or at all; in addition, some of our tenants have the right to terminate their leases prior to their stated lease expiration date;
•remote and other alternative work arrangements and changes in space utilization and other business practices may continue to reduce the demand for office leasing;
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
•unfavorable market and commercial real estate industry conditions due to, among other things, high interest rates, prolonged high inflation, labor market challenges, supply chain disruptions, volatility in the public equity and debt markets and in the commercial real estate markets, generally, reductions in government spending to fund their obligations, pandemics, geopolitical instability and tensions, economic downturns or a possible recession, changes in real estate utilization and other conditions beyond our control, may have a material adverse effect on our and our tenants’ results of operations and financial conditions, and our tenants may be unable to satisfy their lease obligations to us;
•our development or redevelopment projects, or potential future sales or acquisitions or development or redevelopment projects, may not be successful or may not be executed on the terms or within the timing we expect as a result of competition, ongoing market and economic conditions, including capital market disruptions, high interest rates, prolonged high inflation, or otherwise;
•we are subject to risks related to our qualification for taxation as a REIT, including REIT distribution requirements;
•ownership of real estate is subject to environmental risks and liabilities, as well as risks from adverse weather, natural disasters and adverse impacts from global climate change;
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
•sustainability initiatives, requirements and market expectations may impose additional costs and expose us to new risks;
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
•we may change our operational, financing and investment policies without shareholder approval; and
•our distributions to shareholders may remain at $0.01 per common share per quarter for an indefinite period or be eliminated and the form of payment could change.
The risks described below may not be the only risks we face, but are risks we believe may be material at this time. Other risks of which we are not yet aware, or that we currently believe are not material, may also materially and adversely impact our business operations or financial results. If any of the events or circumstances described below occurs, our business, financial condition, liquidity, results of operations or ability to pay distributions to our shareholders could be adversely impacted and the value of an investment in our securities could decline. Investors and prospective investors should consider the risks described below and the information contained under the caption “Warning Concerning Forward-Looking Statements” and elsewhere in this Annual Report on Form 10-K before deciding whether to invest in our securities. We may update these risk factors in our future periodic reports.
Risks Related to Our Business
We have a substantial amount of debt and are subject to risks related to our debt, including our ability to refinance maturing debt and the cost of any such refinanced debt.
As of December 31, 2023, our consolidated debt was $2.6 billion.
We are subject to numerous risks associated with our debt, including our ability to refinance maturing debt and the cost of any refinancing, the risk that our liquidity could remain insufficient for us to make required payments and risks associated with high interest rates. For example, we currently do not have sufficient sources of liquidity to repay our $650.0 million senior unsecured notes due 2025, and while we believe it is probable that we can obtain new debt financing, we cannot be sure that we will be successful in doing so. We have engaged a financial advisor to assist in evaluating our options to address our upcoming debt maturities. There can be no assurance our advisor will be successful in assisting us with our debt maturities. There are also no limits in our organizational documents on the amount of debt we may incur, and, subject to any limitations in our debt agreements, we may incur additional debt. Our debt may increase our vulnerability to adverse market and economic conditions, limit our flexibility in planning for changes in our business and place us at a disadvantage in relation to competitors that have lower debt levels. Our debt could increase our cost of capital, limit our ability to incur additional debt in the future, and increase our exposure to floating interest rates or expose us to potential events of default (if not cured or waived) under covenants contained in debt instruments that could have a material adverse effect on our business, financial condition and operating results. High interest rates have significantly increased our borrowing costs. Although we have an option to extend the maturity date of certain of our debt upon payment of a fee and meeting other conditions, the applicable conditions may not be met, and we may be required to repay or refinance our existing debt with new debt at less favorable terms. Excessive or expensive debt could reduce the available cash flow to fund, or limit our ability to obtain financing for, lease obligations, working capital, capital expenditures, refinancing, acquisitions, development or redevelopment projects or other purposes and hinder our ability to pay distributions to our shareholders.
If we default under any of our debt obligations, we may be in default under other debt agreements of ours that have cross default provisions, including our credit agreement and our senior notes indentures and their supplements. In such case, our lenders or noteholders may demand immediate payment of any outstanding debt and could seek payment from the subsidiary guarantors under our credit agreement or our 9.000% senior secured notes due 2029, or the 2029 Notes, seek to sell any pledged equity interests of certain subsidiaries or the mortgaged properties owned by certain pledged subsidiaries, or we could be forced to liquidate our assets for less than the values we would receive in a more orderly process.

We have a significant amount of scheduled lease expirations in 2024 and thereafter and we may be unable to lease our properties when our leases expire.
Leases representing approximately 15.5% and 10.6% of our annual rental income are scheduled to expire in each of 2024 and 2025, respectively. Although we typically will seek to renew or extend the terms of leases for our properties with tenants when they expire, we cannot be sure that we will be successful in doing so. Certain changes in space utilization, including increases in remote and other alternative work arrangements, as well as ongoing market and economic conditions, including high interest rates, prolonged high inflation and government spending and budget priorities may cause our tenants not to renew or extend their leases when they expire, or to seek to renew their leases for less space than they currently occupy. If we are unable to extend or renew our leases, or we renew leases for reduced space, it may be time consuming and expensive to relet some of these properties to new tenants.
Remote and other alternative work arrangements and changes in space utilization and other business practices may continue to reduce the demand for office leasing.
Certain changes in office space utilization, including increased remote and other alternative work arrangements and tenants consolidating their real estate footprints, continue to impact the market for both private sector and government tenants. It is uncertain to what extent and for how long such remote or other alternative work arrangements may continue. In addition, it is possible that hybrid work arrangements could continue or increase, such as workspace sharing or hoteling of office space. To the extent these practices become permanent or further increase, demand for office space, including at our properties, may decline. As a result of these factors, our tenant retention levels could decline and we may experience reduced rent or incur increased costs under future new or renewal leases.
Some of our properties depend upon a private sector single or majority tenant for all or a significant portion of their rental income; therefore, our financial condition, including our ability to pay distributions to our shareholders, may be adversely affected by bankruptcy or insolvency, a downturn in the business, or a lease termination of such a single or majority tenant.
As of December 31, 2023, 44.4% of our annualized rental income was from our properties leased to private sector single tenants or majority occupied tenants. The value of the properties leased to these tenants is materially dependent on their performance under their respective leases. These tenants face competition within their industries and other factors that could reduce their ability to pay us rent based on market and economic conditions, such as high interest rates, prolonged high inflation, supply chain challenges and economic downturns or a possible recession. A default by a single or majority tenant, the failure of a guarantor to fulfill its obligations or other premature termination of a lease to such a tenant or such tenant’s election not to extend a lease upon its expiration could have an adverse effect on our financial condition, results of operations, liquidity and ability to pay distributions to our shareholders.
We currently have a concentration of properties in the metropolitan Washington, D.C. market area and are exposed to changes in market conditions in this area.
As of December 31, 2023, we derived approximately 22.2% of our annualized rental income from our consolidated properties located in the metropolitan Washington, D.C. market area. In addition, the three properties owned by two joint ventures in which we owned 51% and 50% interests are also located in the metropolitan Washington, D.C. market area. A downturn in economic conditions in this area or a possible recession, including as a result of prolonged high inflation or otherwise, could result in reduced demand from tenants for our properties, reduced rents that our tenants in this area are willing to pay when our leases expire and increased lease concessions for new leases and renewals. Additionally, there has been a decrease in demand for new leased space by the U.S. government in the metropolitan Washington, D.C. market area, and that could increase competition for government tenants and adversely affect our ability to retain government tenants when our leases expire. Thus, adverse developments and/or conditions in the metropolitan Washington, D.C. market area could reduce demand for space, impact the creditworthiness of our tenants or force our tenants to curtail operations, which could impair their ability to meet their rent obligations to us and, accordingly, could have an adverse effect on our financial condition, results of operations, liquidity and ability to pay distributions to our shareholders.
Unfavorable market and industry conditions may have a material adverse effect on our results of operations, financial condition and ability to pay distributions to our shareholders.
Our business and operations may be adversely affected by market and economic volatility experienced by the U.S. and global economies, the commercial real estate industry and/or the local economies in the markets in which our properties are located. Unfavorable economic and industry conditions may be due to, among other things, high interest rates, prolonged high inflation, labor market challenges, supply chain disruptions, volatility in the public equity and debt markets, pandemics, geopolitical instability and tensions, economic downturns or a possible recession, changes in real estate utilization and other conditions beyond our control. As economic conditions in the United States may affect the demand for office space, real estate values, occupancy levels and property income, current and future economic conditions in the United States, including slower growth or a possible recession and capital market volatility or disruptions, could have a material adverse impact on our earnings and financial condition. Economic conditions may be affected by numerous factors, including, but not limited to, the pace of economic growth and/or recessionary concerns, inflation, increases in the levels of unemployment, energy prices, uncertainty about government fiscal and tax policy, geopolitical events, the regulatory environment, the availability of credit and interest rates. Current conditions have negatively impacted our ability to pay distributions to our shareholders and these or other conditions may continue to have similar impacts in the future and on our results of operations and financial condition.
We may experience declining rents or incur significant costs to renew our leases with current tenants or lease our properties to new tenants, and any rent increases that we do achieve may not exceed increased costs we may incur.
When we renew our leases with current tenants or lease to new tenants, we may experience rent decreases, and we may have to spend substantial amounts for tenant improvements, leasing commissions or other tenant inducements. Moreover, many of our properties have been specially designed for the particular businesses of our tenants; if the current leases for those properties are terminated or are not renewed, we may be required to renovate those properties at substantial costs, decrease the rents we charge or provide other concessions in order to lease those properties to new tenants. In addition, any rent increases that we do achieve may not exceed our costs associated with renewing our leases with current tenants or leasing our properties to new tenants, which costs have increased as a result of high interest rates, prolonged high inflation and supply chain challenges, among other things. Further, certain of our long term leases have contractual rent adjustments which may not keep pace with inflation.
Our business depends upon our tenants satisfying their lease obligations to us, which, with respect to our private sector tenants, depends, to a large degree, on those tenants’ abilities to successfully operate their businesses, and, with respect to our government tenants, depends on discretionary funding from federal, state and local governments.
Our business depends on our tenants satisfying their lease obligations. The financial capacities of our private sector tenants to pay us rent will depend upon their abilities to successfully operate their businesses, which may be adversely affected by factors over which we and they have no control, including market and economic conditions, such as high interest rates, prolonged high inflation, supply chain challenges and economic downturns or a possible recession. The failure of our private sector tenants and any applicable parent guarantor to satisfy their lease obligations to us, whether due to a downturn in their business or otherwise, could materially and adversely affect us.
In addition, our government tenants are subject to discretionary funding from federal, state and local governments, as applicable. Federal government programs are subject to annual congressional budget authorization and appropriation processes, and state and local government programs are often subject to similar processes. For many federal programs, Congress appropriates funds on a fiscal year basis even though the program performance period may extend over several years. Laws and plans adopted by federal, state and local governments relating to, along with pressures on and uncertainty surrounding, budgets, potential changes in priorities and spending levels, sequestration, the appropriations process and the permissible debt limits, could adversely affect the funding for our government tenants. The budget environment and uncertainty surrounding the appropriations processes remain significant long term risks as budget cuts could adversely affect the ability of our government tenants to pay us rent.
Government budgetary pressures and priorities and trends in government employment and office leasing, including remote working and other space utilization trends, may adversely impact our business.
We believe that recent government budgetary and spending priorities and enhancements in technology have resulted in a decrease in government office use for employees. Furthermore, over the past several years, government tenants have reduced their space utilization per employee and consolidated government tenants into existing government owned properties. This activity has reduced the demand for government leased space. Our historical experience with respect to properties of the type we own that are majority leased to government tenants has been that government tenants have generally renewed leases to avoid the costs and disruptions that may result from relocating their operations. However, efforts to manage space utilization rates may result in our tenants exercising early termination rights under their leases, vacating our properties upon expiration of their leases in order to relocate to government owned properties or consolidate leased space within a market, or renew their leases for less space than they currently occupy. Also, our government tenants’ desire to reconfigure office space to manage utilization per employee may require us to spend significant amounts for tenant improvements, and tenant relocations are often more prevalent in those circumstances. Increasing uncertainty with respect to government agency budgets and funding to implement relocations, consolidations and reconfigurations has, in some instances, resulted in delayed decisions by some of our government tenants and more focus on short term lease renewals. Given the significant uncertainties, including the extent to which remote or alternative work arrangements may continue or increase, we are unable to reasonably project what the financial impact of market conditions or changing government circumstances will be on the demand for leased space at our properties and our financial results for future periods.
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
We may not succeed in selling properties we may identify for sale and any proceeds we may receive from sales we do complete may be less than expected, and we may incur losses with respect to any such sales.
We plan to selectively sell certain properties from time to time to reduce our leverage, fund capital expenditures and strategically update, rebalance and reposition our investment portfolio, with the goal of (1) improving the asset quality of our portfolio through diversification of property types, by reducing the average age of our properties, lengthening the weighted average lease term of our leases and increasing the likelihood of retaining our tenants and (2) increasing our cash available for distribution. Our ability to sell properties, and the prices we may receive in any such sales may be affected by various factors. In particular, these factors could arise from, among other things:
•weaknesses in or a lack of established markets for the properties we may identify for sale;
•the availability of financing to potential purchasers on reasonable terms;
•changes in the financial condition of prospective purchasers for, and the tenants of, the properties;
•the terms of leases with tenants at certain of the properties;
•the characteristics, tenant utilization, quality and prospects of the properties;
•the number of prospective purchasers;
•the number of competing properties in the market;
•unfavorable local, national or international economic conditions, such as high interest rates, labor market challenges, prolonged high inflation, supply chain challenges and economic downturns or a possible recession; and
•changes in laws, regulations or fiscal policies of jurisdictions in which the properties are located.
For example, current market conditions have caused, and may continue to cause, increased capitalization rates which, together with high interest rates, has resulted in reduced commercial real estate transaction volume, and such conditions may continue or worsen. We may not succeed in selling properties and any sales may be delayed or may not occur or, if sales do occur, the terms may not meet our expectations and we may incur losses in connection with any sales. If we are unable to realize proceeds from the sale of assets sufficient to allow us to reduce our leverage to a level we, or ratings agencies or possible financing sources, believe appropriate, we may be unable to fund capital expenditures or future acquisitions to grow our business. In addition, we may elect to change or abandon our strategy and forego or abandon property or other asset sales.
We are exposed to risks associated with property development, redevelopment and repositioning that could adversely affect us, including our financial condition and results of operations.
We currently have properties under development and we may engage in additional development, redevelopment and repositioning activities with respect to our properties in the future, and, as a result, we are subject to certain risks. These risks include cost overruns and untimely completion of construction due to, among other things, weather conditions, inflation, labor or material shortages or delays in receiving permits or other governmental approvals, as well as the availability and pricing of financing on favorable terms or at all. The global economy continues to experience commodity pricing and other inflation, including inflation impacting wages and employee benefits. Although inflation rates have recently declined, it is uncertain whether inflation will decline further, remain relatively steady or increase; however, some market forecasts indicate that inflation rates may remain elevated for a prolonged period. These conditions have increased the costs for materials, other goods and labor, including construction materials, and caused some delays in construction activities, and these conditions may continue and worsen. These pricing increases, as well as increases in labor costs, could result in substantial unanticipated delays and increased development and renovation costs and could prevent the initiation or the completion of development, redevelopment or repositioning activities. In addition, changes to demand for office space and increased vacancies due to continued increases in remote and other alternative work arrangements and changes in space utilization, as well as current economic conditions and volatility in the commercial real estate markets, generally, may cause delays in leasing these properties or possible loss of tenancies and negatively impact our ability to generate cash flows from these properties that meet or exceed our cost of investment. Any of these risks associated with our current or future development, redevelopment and repositioning activities could have a material adverse effect on our business, financial condition and results of operations.
We may be unable to grow our business by acquiring additional properties, and we might encounter unanticipated difficulties and expenditures relating to our acquired properties.
Our business plan includes the acquisition of additional properties. Our ability to make profitable acquisitions is subject to risks, including, but not limited to, risks associated with:
•the extent of our debt leverage;
•the availability, terms and cost of debt and equity capital;
•competition from other investors; and
•contingencies in our acquisition agreements.
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
To maintain our qualification for taxation as a REIT under the IRC, we are required to satisfy distribution requirements imposed by the IRC. See “Material United States Federal Income Tax Considerations—REIT Qualification Requirements—Annual Distribution Requirements” included in Part I, Item 1 of this Annual Report on Form 10-K. Accordingly, we may not be able to retain sufficient cash to fund our operations, repay our debts, invest in our properties or fund our acquisitions or development, redevelopment or repositioning efforts. Our business strategies therefore depend, in part, upon our ability to raise additional capital at reasonable costs. We may also be unable to raise capital at reasonable costs or at all because of reasons related to our business, market perceptions of our prospects, the terms of our debt, the extent of our leverage or for reasons beyond our control, such as capital market volatility, high interest rates and other market conditions. For example, decreased demand for leased space and increased vacancies due to continued increases in remote and other alternative work arrangements and changes in space utilization, as well as current economic conditions, have negatively impacted the availability of debt capital to office REITs on reasonable terms or at all. Because the earnings we are permitted to retain are limited by the rules governing REIT qualification and taxation, if we are unable to raise reasonably priced capital, we may not be able to carry out our business plan.
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
We also face significant competition for acquisition opportunities from other investors, including publicly traded and private REITs, numerous financial institutions, individuals, foreign investors and other public and private companies. Some of our competitors may have greater financial and other resources than us and may be able to accept more risk than we can prudently manage, including risks with respect to the creditworthiness of tenants and guarantors and the extent of leverage used in their capital structure. Because of competition for acquisitions, we may be unable to acquire desirable properties or we may pay higher prices for, and realize lower net cash flows than we hope to achieve from, acquisitions.
Some tenants have the right to terminate their leases prior to their lease expiration date.
Some of our leases allow the tenants to vacate the leased premises before the stated terms of the leases expire with little or no liability. In particular:
•Twelve tenants occupying approximately 4.0% of our rentable square feet and responsible for approximately 4.1% of our annualized rental income as of December 31, 2023 have current exercisable rights to terminate their leases before the stated term of their leases expire.
•As of December 31, 2023, pursuant to leases with eight of our tenants, these tenants have rights to terminate their leases if their respective legislature or other funding authority does not appropriate rent amounts in their respective annual budgets. These eight tenants represented approximately 4.2% of our rentable square feet and 4.4% of our annualized rental income as of December 31, 2023.
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
Our debt agreements include various conditions, covenants and events of default. We may not be able to satisfy all of these conditions or may default on some of these covenants for various reasons, including for reasons beyond our control. If any of the covenants in these debt agreements are breached and not cured within the applicable cure period, we could be required to repay the debt immediately, even in the absence of a payment default, or be prevented from refinancing maturing debt. Complying with these covenants may limit our ability to take actions that may be beneficial to us and our security holders.
Our credit agreement and our senior notes indentures and their supplements require us to comply with certain financial and other covenants. These covenants may limit our operational flexibility and acquisition and disposition activity. Our ability to comply with those covenants will depend upon the net rental income we receive from our properties. If the occupancy at our properties declines or if our rents decline, we may be unable to borrow under our revolving credit facility. Our revolving credit facility is secured by certain properties and the availability of borrowings under the facility is subject to minimum performance and value levels of those properties. If we are unable to borrow under our revolving credit facility, our liquidity would be negatively affected and we may be unable to meet our obligations or grow our business by acquiring additional properties or otherwise. If we default under our credit agreement, our lenders may demand immediate payment and could seek payment from the subsidiary guarantors under our credit agreement or the 2029 Notes, seek to sell any pledged equity interests of certain subsidiaries or the mortgaged properties owned by such pledged subsidiaries, or may elect not to fund future borrowings. During the continuance of any event of default under our credit agreement, we may be limited or, in some cases, prohibited from paying distributions to our shareholders. Any default under our credit agreement that results in acceleration of our obligations to repay outstanding debt or in our no longer being permitted to borrow under our revolving credit facility would likely have serious adverse consequences to us and would likely cause the value of our securities to decline.
In the future, we may obtain additional debt financing, and the covenants and conditions applicable to that debt may be more restrictive than the covenants and conditions that are contained in our existing debt agreements.
Secured debt exposes us to the possibility of foreclosure, which could result in the loss of our investment in certain of our subsidiaries or in a property or group of properties or other assets that secure that debt.
We have a substantial amount of debt that is secured by properties that we own or by a pledge of the equity interests of certain of our subsidiaries. Secured debt, including mortgage debt, increases our risk of asset and property losses because defaults on debt secured by our assets may result in foreclosure actions initiated by lenders and ultimately our loss of the property or other assets securing any loans for which we are in default. Any foreclosure on a mortgaged property or group of properties could have a material adverse effect on the overall value of our portfolio of properties and more generally on us. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds, which could materially and adversely affect us.
High interest rates have significantly increased our interest expense and may otherwise materially and negatively affect us.
In response to significant and prolonged increases in inflation, the U.S. Federal Reserve has raised interest rates multiple times since the beginning of 2022, which has significantly increased our interest expense. Although the U.S. Federal Reserve has indicated that it may lower interest rates in 2024, we cannot be sure that it will do so, and interest rates may continue to increase. High interest rates may materially and negatively affect us in several ways, including:
•one of the factors that investors typically consider important in deciding whether to buy or sell our common shares is the distribution rate on our common shares relative to prevailing interest rates, and our quarterly cash distribution rate on our common shares is currently $0.01 per common share in order to enhance our liquidity until our leverage profile otherwise improves. At current interest rate levels, investors may expect a higher distribution rate than we are able to pay, which may increase our cost of capital, or they may sell our common shares and seek alternative investments with higher distribution rates. Sales of our common shares may cause a decline in the market price of our common shares;
•amounts outstanding under our revolving credit facility require interest to be paid at floating interest rates. High interest rates have significantly increased our borrowing costs, which adversely affects our cash flows, our ability to pay principal and interest on our debt, our cost of refinancing our fixed rate debts when they become due and our ability to pay distributions to our shareholders. Additionally, if we choose to hedge our interest rate risk, we cannot be sure that the hedge will be effective or that our hedging counterparty will meet its obligations to us;
•we have a substantial amount of fixed rate debt maturing over the next few years. Our ability to refinance this debt and the cost of any such refinancing will be subject to market conditions, our financial condition and operating performance and our credit ratings; and
•property values are often determined, in part, based upon a capitalization of rental income formula. When interest rates are high, such as they are currently, real estate transaction volumes slow due to increased borrowing costs and property investors often demand higher capitalization rates, which causes property values to decline. High interest rates could therefore lower the value of our properties and cause the value of our securities to decline.
Further downgrades in our credit ratings may increase our cost of capital and could otherwise materially adversely affect our business and financial condition.
In determining our credit ratings, rating agencies consider a number of both quantitative and qualitative factors, including earnings, fixed charges, cash flows, total debt outstanding, total secured debt, off balance sheet obligations, total capitalization and various ratios calculated from these factors. The rating agencies also consider predictability of cash flows, business strategy, joint venture activity, property development risks, industry conditions and contingencies. Downgrades in our current credit ratings by rating agencies could adversely affect our cost and access to sources of liquidity and capital, adversely impact our ability to obtain unsecured debt or refinance our unsecured debt on competitive terms in the future, or require us to take certain actions to support our obligations, any of which would adversely affect our business and financial condition.

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
While our leases with non-government tenants generally require our tenants to operate in compliance with applicable laws and to indemnify us against any environmental liabilities arising from their activities on our properties, applicable laws may make us subject to strict liability by virtue of our ownership interests. Also, our tenants may have insufficient financial resources to satisfy their indemnification obligations under our leases or they may resist doing so. The U.S. government is not required to indemnify us for environmental hazards they create at our properties and therefore could hold us liable for environmental hazards they create at our properties and we could have no recourse to them. We may incur substantial liabilities and costs for environmental matters.
We are subject to risks from adverse weather, natural disasters and adverse impacts from global climate change, and we incur significant costs and invest significant amounts with respect to these matters.
We are subject to risks and could be exposed to additional costs from adverse weather, natural disasters and adverse impacts from global climate change. For example, our properties could be severely damaged or destroyed from either singular extreme weather events (such as floods, storms and wildfires) or through long term impacts of climatic conditions (such as precipitation frequency, weather instability and rise of sea levels). Such events could also adversely impact us or the tenants of our properties if we or they are unable to operate our or their businesses due to damage resulting from such events. Insurance may not adequately cover all losses sustained by us or the tenants of our properties. If we fail to adequately prepare for such events, our revenues, results of operations and financial condition may be impacted. In addition, we may incur significant costs in preparing for possible future climate change or in response to our tenants’ requests for such investments and we may not realize desirable returns on those investments.
RMR relies on information technology and systems in providing services to us, and any material failure, inadequacy, interruption or security breach of that technology or those systems could materially harm us.
RMR relies on information technology and systems, including the Internet and cloud-based infrastructures and services, commercially available software and its internally developed applications, to process, transmit, store and safeguard information and to manage or support a variety of its business processes (including managing our building systems), including financial transactions and maintenance of records, which may include personal identifying information of employees, tenants and guarantors and lease data. If we or our third party vendors experience material security or other failures, inadequacies or interruptions in our or their information technology systems, we could incur material costs and losses and our operations could be disrupted. RMR takes various actions, and incurs significant costs, to maintain and protect the operation and security of information technology and systems, including the data maintained in those systems. However, these measures may not prevent the systems’ improper functioning or a compromise in security such as in the event of a cyberattack or the improper disclosure of personally identifiable information.
Security breaches, computer viruses, attacks by hackers, online fraud schemes and similar breaches have created and can create significant system disruptions, shutdowns, fraudulent transfer of assets or unauthorized disclosure of confidential information. The risk of a security breach or disruption, particularly through cyberattack or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the intensity and sophistication of attempted attacks and intrusions from around the world have increased. The cybersecurity risks to us or our third party vendors are heightened by, among other things, the evolving nature of the threats faced, advances in computer capabilities, new discoveries in the field of cryptography and new and increasingly sophisticated methods used to perpetrate illegal or fraudulent activities, including cyberattacks, email or wire fraud and other attacks exploiting security vulnerabilities in RMR’s or other third parties’ information technology networks and systems or operations. Although most of RMR’s staff returned to its offices during the pandemic, flexible working arrangements have resulted in a higher extent of remote working than it experienced prior to the pandemic. This and other possible changing work practices have adversely impacted, and may in the future adversely impact, RMR’s ability to maintain the security, proper function and availability of its information technology and systems since remote working by its employees could strain its technology resources and introduce operational risk, including heightened cybersecurity risk. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts that have sought, and may seek, to exploit remote working environments. In addition, RMR’s data security, data privacy, investor reporting and business continuity processes could be impacted by a third party’s inability to perform in a remote work environment or by the failure of, or attack on, their information systems and technology. Any failure by RMR or other third party vendors to maintain the security, proper function and availability of their respective information technology and systems could result in financial losses, interrupt our operations, damage our reputation, cause us to be in default of material contracts and subject us to liability claims or regulatory penalties, any of which could materially and adversely affect our business and the value of our securities.
Sustainability initiatives, requirements and market expectations may impose additional costs and expose us to new risks.
There continues to be increased focus from regulators, investors, tenants, including the General Services Administration, and other stakeholders concerning corporate sustainability. The SEC is considering climate change related regulations and certain states have enacted climate focused disclosure laws and we may incur significant costs in compliance with such rules. Some investors may use ESG factors to guide their investment strategies and, in some cases, may choose not to invest in us, or otherwise do business with us, if they believe our or RMR’s policies relating to corporate sustainability are inadequate. Third party providers of corporate sustainability ratings and reports on companies have increased in number, resulting in varied and, in some cases, inconsistent standards. In addition, the criteria by which companies’ corporate sustainability practices are assessed are evolving, which could result in greater expectations of us and RMR and cause us and RMR to undertake costly initiatives to satisfy such new criteria. Alternatively, if we or RMR elect not to or are unable to satisfy such new criteria or do not meet the criteria of a specific third party provider, some investors may conclude that our or RMR’s policies with respect to corporate sustainability are inadequate. Pursuant to RMR’s zero emissions goal, RMR has pledged to reduce its Scope 1 and 2 emissions to net zero by 2050 with a 50% reduction commitment by 2030 from a 2019 baseline. We and RMR may face reputational damage in the event that our or their corporate sustainability procedures or standards do not meet the goals that we or RMR have set or the standards set by various constituencies. If we and RMR fail to comply with ESG related regulations and to satisfy the expectations of investors and our tenants and other stakeholders or our or RMR’s announced goals and other initiatives are not executed as planned, our and RMR’s reputation could be adversely affected, and our revenues, results of operations and ability to grow our business may be negatively impacted. In addition, we may incur significant costs in attempting to comply with regulatory requirements, ESG policies or third party expectations or demands.
Insurance may not adequately cover our losses, and insurance costs may continue to increase.
We or our tenants are generally responsible for the costs of insurance coverage for our properties and the operations conducted on them, including for casualty, liability, fire, extended coverage and rental or business interruption loss insurance. In the future, we may acquire properties for which we are responsible for the costs of insurance. In the past few years, the costs of insurance have increased significantly, and these increased costs have had an adverse effect on us and certain of our tenants. Increased insurance costs may adversely affect our applicable tenants’ abilities to pay us rent or result in downward pressure on rents we can charge under new or renewed leases. Losses of a catastrophic nature, such as those caused by hurricanes, flooding, volcanic eruptions and earthquakes or losses as a result of outbreaks of pandemics or acts of terrorism, may be covered by insurance policies with limitations such as large deductibles or co-payments that we or a responsible tenant may not be able to pay. Insurance proceeds may not be adequate to restore an affected property to its condition prior to a loss or to compensate us for our losses, including lost revenues or other costs. Certain losses, such as losses we may incur as a result of known or unknown environmental conditions, are not covered by our insurance. Market conditions or our loss history may limit the scope of insurance or coverage available to us or our applicable tenants on economic terms. If we determine that an uninsured loss or a loss in excess of insured limits occurs and if we are not able to recover amounts from our applicable tenants for certain losses, we may have to incur uninsured costs to mitigate such losses or lose all or a portion of the capital invested in a property, as well as the anticipated future revenue from the property.
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
RMR is a majority owned subsidiary of RMR Inc. The Chair of our Board of Trustees and one of our Managing Trustees, Adam Portnoy, is the sole trustee, an officer and the controlling shareholder of ABP Trust, which is the controlling shareholder of RMR Inc., chair of the board of directors, a managing director and the president and chief executive officer of RMR Inc. and an officer and employee of RMR. RMR or its subsidiaries also act as the manager to certain other Nasdaq listed companies and private companies, and Mr. Portnoy serves as a managing director, managing trustee, director or trustee, as applicable, of those companies, and as chair of the board of trustees or board of directors, as applicable, of those Nasdaq listed companies.
Jennifer Clark, our other Managing Trustee, Yael Duffy, our President and Chief Operating Officer, and Brian Donley, our Chief Financial Officer and Treasurer, are also officers and employees of RMR. Ms. Duffy is also the president and chief operating officer of Industrial Logistics Properties Trust, or ILPT, and Mr. Donley is also the chief financial officer and treasurer of Service Properties Trust, or SVC, other REITs managed by RMR. Messrs. Portnoy and Donley and Mses. Clark and Duffy have duties to RMR, Ms. Duffy has duties to ILPT and Mr. Donley has duties to SVC, as well as to us, and we do not have their undivided attention. They and other RMR personnel may have conflicts in allocating their time and resources between us and RMR and other companies to which RMR or its subsidiaries provide services. Some of our Independent Trustees also serve as independent trustees of other public companies to which RMR or its subsidiaries provide management services.
In addition, we may in the future enter into additional transactions with RMR, its affiliates or entities managed by it or its subsidiaries. In addition to his investments in RMR Inc. and RMR, Mr. Portnoy holds equity investments in other companies to which RMR or its subsidiaries provide management services and some of these companies have significant cross ownership interests. Our executive officers also own equity investments in other companies to which RMR or its subsidiaries provide management services. These multiple responsibilities, relationships and cross ownerships may give rise to conflicts of interest or the perception of such conflicts of interest with respect to matters involving us, RMR Inc., RMR, our Managing Trustees, the other companies to which RMR or its subsidiaries provide management services and their related parties. Conflicts of interest or the perception of conflicts of interest could have a material adverse impact on our reputation, business and the market price of our common shares and other securities and we may be subject to increased risk of litigation as a result.
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
As a result of our relationships with RMR and its current and former controlling shareholder(s), our management agreements with RMR were not negotiated on an arm’s length basis between unrelated parties, and therefore, while such agreements were negotiated with the use of a special committee and disinterested Trustees, the terms, including the fees payable to RMR, may be different from those negotiated on an arm’s length basis between unrelated parties. Our property management fees are calculated based on rents we receive and we also pay RMR construction supervision fees for construction at our properties overseen and managed by RMR, and our base business management fee is calculated based upon the lower of the historical costs of our real estate investments and our market capitalization. We pay RMR substantial base management fees regardless of our financial results. These fee arrangements could incentivize RMR to pursue acquisitions, capital transactions, tenancies and construction projects or to avoid disposing of our assets in order to increase or maintain its management fees and might reduce RMR’s incentive to devote its time and effort to seeking investments that provide attractive returns for us. If we do not effectively manage our investment, disposition and capital transactions and leasing, construction and other property management activities, we may pay increased management fees without proportional benefits to us. In addition, we are obligated under our management agreements to reimburse RMR for employment and related expenses of RMR’s employees assigned to work exclusively or partly at our properties, our share of the wages, benefits and other related costs of RMR’s centralized accounting personnel, our share of RMR’s costs for providing our internal audit function and as otherwise agreed. We are also required to pay for third party costs incurred with respect to us. Our obligation to reimburse RMR for certain of its costs and to pay third party costs may reduce RMR’s incentive to efficiently manage those costs, which may increase our costs.
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
We are party to transactions with related parties, including with entities controlled by Adam Portnoy or to which RMR or its subsidiaries provide management services. Our agreements with related parties or in respect of transactions among related parties may not be on terms as favorable to us as they would have been if they had been negotiated among unrelated parties. Our shareholders or the shareholders of RMR Inc. or other related parties may challenge any such related party transactions. If any challenges to related party transactions were to be successful, we might not realize the benefits expected from the transactions being challenged. Moreover, any such challenge could result in substantial costs and a diversion of our management’s attention, could have a material adverse effect on our reputation, business and growth and could adversely affect our ability to realize the benefits expected from the transactions, whether or not the allegations have merit or are substantiated.
We may be at an increased risk for dissident shareholder activities due to perceived conflicts of interest arising from our management structure and relationships.
Companies with business dealings with related persons and entities may more often be the target of dissident shareholder trustee nominations, dissident shareholder proposals and shareholder litigation alleging conflicts of interest in their business dealings. The various relationships noted above may precipitate such activities. Certain proxy advisory firms which have significant influence over the voting by shareholders of public companies have, in the past, recommended, and in the future may recommend, that shareholders withhold votes for the election of our incumbent Trustees, vote against our say on pay vote or other management proposals or vote for shareholder proposals that we oppose. These recommendations by proxy advisory firms in the future would likely affect the outcome of future Board of Trustees elections and votes on our say on pay or other shareholder votes, which may increase shareholder activism and litigation. These activities, if instituted against us, could result in substantial costs and diversion of our management’s attention and could have a material adverse impact on our reputation and business.
Risks Related to Our Organization and Structure
We may change our operational, financing and investment policies without shareholder approval.
Our Board of Trustees determines our operational, financing and investment policies and may amend or revise our policies, including our policies with respect to our intention to remain qualified for taxation as a REIT, acquisitions, dispositions, growth, operations, indebtedness, capitalization and distributions, or approve transactions that deviate from these policies, without a vote of, or notice to, our shareholders. Policy changes could adversely affect the market price of our common shares and our ability to pay distributions to our shareholders. Further, our organizational documents do not limit the amount or percentage of indebtedness, funded or otherwise, that we may incur; however, provisions in our debt agreements may limit us from incurring additional debt. Our Board of Trustees may alter or eliminate our current policy on borrowing at any time without shareholder approval. In addition, a change in our investment policies, including the manner in which we allocate our resources across our portfolio or the types of assets in which we seek to invest, may increase our exposure to interest rate risk, real estate market fluctuations and liquidity risk.
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
Our declaration of trust authorizes us, and our bylaws and indemnification agreements require us, to indemnify, to the maximum extent permitted by Maryland law, any present or former Trustee or officer who is made or threatened to be made a party to a proceeding by reason of his or her service in these and certain other capacities. In addition, we may be obligated to pay or reimburse the expenses incurred by our present and former Trustees and officers without requiring a preliminary determination of their ultimate entitlement to indemnification. As a result of these limitations on liability and indemnification obligations, we and our shareholders may have more limited rights against our present and former Trustees and officers than might exist with other companies, which could limit shareholder recourse in the event of actions which some shareholders may believe are not in our best interest.
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
Disputes with RMR may be referred to mandatory arbitration proceedings, which follow different procedures than in-court litigation and may be more restrictive to those asserting claims than in-court litigation.
Our agreements with RMR provide that any dispute arising thereunder will be referred to mandatory, binding and final arbitration proceedings if we, or any other party to such dispute, unilaterally so demands. As a result, we and our shareholders would not be able to pursue litigation in state or federal court against RMR if we or any other parties against whom the claim is made unilaterally demands the matter be resolved by arbitration. In addition, the ability to collect attorneys’ fees or other damages may be limited in the arbitration proceedings, which may discourage attorneys from agreeing to represent parties wishing to bring such litigation.
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
Even if we remain qualified for taxation as a REIT under the IRC, we may be subject to federal, state and local taxes on our income and assets, including taxes on any undistributed income, excise taxes, state or local income, property and transfer taxes and other taxes. Also, some jurisdictions may in the future limit or eliminate favorable income tax deductions, including the dividends paid deduction, which could increase our income tax expense. In addition, in order to meet the requirements for qualification and taxation as a REIT under the IRC, prevent the recognition of particular types of non-cash income, or avert the imposition of a 100% tax that applies to specified gains derived by a REIT from dealer property or inventory, we may hold or dispose of some of our assets and conduct some of our operations through our TRSs or other subsidiary corporations that will be subject to corporate level income tax at regular rates. In addition, while we intend that our transactions with our TRSs will be conducted on arm’s length bases, we may be subject to a 100% excise tax on a transaction that the IRS or a court determines was not conducted at arm’s length. Any of these taxes would decrease cash available for distribution to our shareholders.
Legislative or other actions affecting REITs could materially and adversely affect us and our shareholders.
The rules dealing with U.S. federal, state, and local taxation are constantly under review by persons involved in the legislative process and by the IRS, the U.S. Department of the Treasury and other taxation authorities. Changes to the tax laws, with or without retroactive application, could materially and adversely affect us and our shareholders. We cannot predict how changes in the tax laws might affect us or our shareholders. New legislation, Treasury regulations, administrative interpretations or court decisions could significantly and negatively affect our ability to remain qualified for taxation as a REIT or the tax consequences of such qualification to us and our shareholders.
Risks Related to Our Securities
Our quarterly cash distribution rate on our common shares is currently $0.01 per common share and future distributions may remain at this level for an indefinite period or be eliminated and the form of payment could change.
Beginning with the first quarter of 2024, we have reduced our quarterly cash distribution rate on our common shares to $0.01 per common share in order to increase our liquidity and financial flexibility when addressing future leasing costs, capital expenditures and debt maturities. We intend to continue to pay quarterly distributions to our shareholders at this rate for an indefinite period, subject to applicable REIT tax requirements; however:
•our ability to pay distributions to our shareholders or sustain the rate of distributions may continue to be adversely affected if any of the risks described in this Annual Report on Form 10-K occur, including any negative impact caused by current market and economic conditions, such as high interest rates, prolonged high inflation and economic downturns or a possible recession, on our business, results of operations and liquidity;
•our credit agreement requires us to obtain lender approval for any increase in our distribution rate above the current level; and
•the timing and amount of any distributions will be determined at the discretion of our Board of Trustees and will depend on various factors that our Board of Trustees deems relevant, including, but not limited to, our historical and projected income, normalized funds from operations, or Normalized FFO, cash available for distribution, or CAD, the then current and expected needs and availability of cash to pay our obligations and fund our investments, requirements to maintain our qualification as a REIT, limitations in our debt agreements and other factors deemed relevant by our Board of Trustees.
For these reasons, among others, our distribution rate may not increase for an indefinite period or we may cease paying distributions to our shareholders.
Further, in order to preserve liquidity, we may elect to, in part, pay distributions to our shareholders in a form other than cash, such as issuing additional common shares to our shareholders, as permitted by the applicable tax rules.
The Notes and the Guarantees are structurally subordinated to the payment of all indebtedness and other liabilities of our subsidiaries that do not guarantee the 2029 Notes.
We are the sole obligor on our outstanding senior unsecured notes, the 2029 Notes and any notes or other debt securities we may issue in the future, or, together with our outstanding senior unsecured notes and the 2029 Notes, the Notes. Our subsidiaries that guarantee the 2029 Notes are the sole obligors on the guarantees of such notes, or the Guarantees. The subsidiaries that guarantee the 2029 Notes do not currently guarantee any of our other Notes. Our non-guarantor subsidiaries are separate and distinct legal entities and have no obligation, contingent or otherwise, to pay any amounts due on the Notes or the Guarantees, or to make any funds available therefor, whether by dividend, distribution, loan or other payments. The rights of holders of the Notes to benefit from any of the assets of our non-guarantor subsidiaries are subject to the prior satisfaction of claims of our non-guarantor subsidiaries’ creditors. As a result, the Notes and the Guarantees are, and, except to the extent that future Notes are guaranteed by our subsidiaries, will be, structurally subordinated to all indebtedness and other liabilities of our subsidiaries that do not guarantee the 2029 Notes, including guarantees of or pledges under other indebtedness of ours, payment obligations under lease agreements, trade payables and preferred equity. As of December 31, 2023, our non-guarantor subsidiaries had total indebtedness and other liabilities (excluding security and other deposits and guaranties) of $270.8 million (including guarantees of other indebtedness and trade payables, but excluding liabilities to us or by a subsidiary guarantor), which are structurally senior to the 2029 Notes.
The Notes, other than the 2029 Notes, or the Unsecured Notes, are unsecured and effectively subordinated to all of our and our subsidiary guarantors’ existing and future secured debt to the extent of the value of the assets securing such indebtedness.
The outstanding Unsecured Notes are not secured and any Unsecured Notes we may issue in the future may not be secured. Upon any distribution to our creditors in a bankruptcy, liquidation, reorganization or similar proceeding relating to us or our property, the holders of our secured debt, including debt under our credit agreement, the 2029 Notes and our $177.3 million in aggregate principal amount of mortgage notes (to the extent such debt remains outstanding and is still then secured), will be entitled to exercise the remedies available to a secured lender under applicable law and pursuant to the instruments governing such debt and to be paid in full, from the assets securing that secured debt before any payment may be made with respect to the Unsecured Notes that are not secured by those assets. In that event, because such Unsecured Notes will not be secured by any of our assets, it is possible that there will be no assets from which claims of holders of such Unsecured Notes can be satisfied or, if any assets remain, that the remaining assets will be insufficient to satisfy those claims in full. If the value of such remaining assets is less than the aggregate outstanding principal amount of such Unsecured Notes and accrued interest and all future debt ranking equally with such Unsecured Notes, we will be unable to fully satisfy our obligations under such Unsecured Notes. In addition, if we fail to meet our payment or other obligations under our secured debt, the holders of that secured debt would be entitled to foreclose on our assets securing that secured debt and liquidate those assets. Accordingly, we may not have sufficient funds to pay amounts due on such Unsecured Notes. As a result, note holders may lose a portion or the entire value of their investment in such Unsecured Notes. Further, the terms of the outstanding Unsecured Notes permit, and the terms of any Unsecured Notes we may issue in the future may permit, us to incur additional secured debt subject to compliance with certain debt ratios. The Unsecured Notes will be effectively subordinated to any such additional secured debt. As of February 14, 2024, our secured debt included $232.0 million in outstanding borrowings under our credit agreement, the 2029 Notes and $177.3 million in aggregate principal amount of mortgage notes.
Federal and state statutes allow courts, under specific circumstances, to void guarantees and require holders of notes to return payments received from guarantors.
Under the federal bankruptcy law and comparable provisions of state fraudulent transfer laws, the Guarantees and the related liens (or any future notes that are guaranteed by our subsidiaries) could be voided, or claims in respect of a guarantee and the related lien could be subordinated to all other debts of that guarantor if, among other things, the guarantor, at the time it incurred the debt evidenced by its guarantee and related lien:
•received less than reasonably equivalent value or fair consideration for the incurrence of such guarantee or granting of such lien;
•was insolvent or rendered insolvent by reason of such incurrence;
•was engaged in a business or transaction for which the guarantor’s remaining assets constituted unreasonably small capital; or
•intended to incur, or believed that it would incur, debts beyond its ability to pay such debts as they mature.
In addition, any payment by that guarantor pursuant to its guarantee could be voided and required to be returned to the guarantor, or to a fund for the benefit of our creditors or the creditors of the guarantor.
The measures of insolvency for purposes of these fraudulent transfer laws will vary depending upon the law applied in any proceeding to determine whether a fraudulent transfer has occurred. Generally, however, a guarantor would be considered insolvent if:
•the sum of its debts, including contingent liabilities, was greater than the fair saleable value of all of its assets;
•the present fair saleable value of its assets was less than the amount that would be required to pay its probable liability on its existing debts, including contingent liabilities, as they become absolute and mature; or
•it could not pay its debts as they become due.
We cannot be sure as to what standard a court would apply in making these determinations. In addition, each Guarantee contains, and any future guarantees may contain, a provision intended to limit the guarantor’s liability to the maximum amount that it could incur without causing the incurrence of obligations under its guarantee to be a fraudulent transfer. This provision may not be effective to protect the Guarantees or any future guarantees from being voided under fraudulent transfer laws, or may eliminate the guarantor’s obligations or reduce the guarantor’s obligations to an amount that effectively makes the guarantee worthless.
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

Some or all of the Guarantees may be released automatically.
A subsidiary guarantor may be released from its Guarantee under certain circumstances. Such release may occur at any time upon, among other things, the sale of all or substantially all of the assets or capital stock of the subsidiary guarantor or upon the sale or release of the properties that are owned directly or indirectly by such subsidiary guarantor that serve as collateral for the 2029 Notes, in each case in compliance with the provisions of the indenture governing the 2029 Notes. Accordingly, the 2029 Notes may not at all times be guaranteed by some or all of the subsidiaries which guaranteed the 2029 Notes on the date they were initially issued.
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
We rely on the information technology and systems maintained by our manager, RMR, and rely on our manager to identify and manage material risks from cybersecurity threats. RMR takes various actions, and incurs significant costs, to maintain and protect the operation and security of information technology and systems, including the data maintained in those systems. Our Audit Committee oversees cybersecurity matters, including the material risks related thereto, and regularly receives updates from RMR’s Chief Information Officer regarding the development and advancement of its cybersecurity strategy, as well as the related risks. In the event of a cybersecurity incident, RMR has a detailed incident response plan in place for contacting authorities and informing key stakeholders, including our management. We have not been materially affected and do not believe we are reasonably likely to be materially affected by any risks from cybersecurity threats, including as a result of previous incidents.

Item 2. Properties
As of December 31, 2023, our wholly owned properties were comprised of 152 properties located in 30 states and the District of Columbia containing approximately 20.5 million rentable square feet and we had noncontrolling ownership interests of 51% and 50% in two unconsolidated joint ventures that owned three properties totaling approximately 468,000 rentable square feet. The following table provides certain information about our wholly owned properties as of December 31, 2023 (dollars in thousands):

State	Number of Properties	Undepreciated Carrying Value (1)	Depreciated Carrying Value (1)	Annualized Rental Income
Alabama	3	$27,017	$20,752	$4,271
Arizona	4	26,720	22,160	2,630
California	22	424,607	352,203	60,272
Colorado	6	88,574	61,857	13,677
District of Columbia	7	760,978	653,526	47,905
Florida	3	74,828	60,086	9,650
Georgia	11	375,945	306,316	43,134
Idaho	3	33,662	24,999	4,476
Illinois	3	370,027	336,367	42,383
Indiana	5	103,874	75,841	14,006
Iowa	1	10,646	9,538	3,283
Kentucky	1	13,713	10,364	3,070
Maryland	12	242,057	196,051	30,249
Massachusetts	7	143,320	116,813	15,714
Michigan	2	27,705	20,669	4,058
Minnesota	1	7,536	3,619	1,126
Mississippi	1	27,469	19,969	4,824
Missouri	3	88,754	71,396	23,593
Nebraska	2	21,846	20,113	4,861
New Jersey	3	50,870	45,669	10,502
New York	2	11,379	8,966	2,097
North Carolina	2	24,631	21,082	7,127
Ohio	1	1,511	1,348	498
Pennsylvania	1	34,281	30,623	6,960
South Carolina	2	31,467	29,340	3,794
Texas	15	249,491	213,638	44,887
Utah	3	77,703	69,004	16,557
Vermont	1	9,264	6,305	1,232
Virginia	18	445,665	374,278	59,658
Washington	5	247,605	226,325	11,666
Wyoming	1	12,534	6,283	2,737
Subtotal	151	4,065,679	3,415,500	500,897

Properties Held for Sale
Illinois	1	29,331	26,301	11,954
Subtotal	1	29,331	26,301	11,954
Grand Total	152	$4,095,010	$3,441,801	$512,851
(1)Excludes purchase price allocations assigned to real estate intangibles.

As of December 31, 2023, seven of our properties with an undepreciated carrying value of $226.3 million, were encumbered by mortgages with an aggregate principal balance of $177.3 million. As of December 31, 2023, the three properties owned by our two unconsolidated joint ventures in which we owned 51% and 50% interests were encumbered by two mortgages totaling $82.0 million. In January 2024, we entered into an amended and restated credit agreement, or our credit agreement, and certain of our subsidiaries pledged all of their respective equity interests in certain of our direct and indirect property owning subsidiaries and the pledged subsidiaries provided first mortgage liens on 19 properties that had an undepreciated carrying value of $758.6 million as of December 31, 2023. In February 2024, we issued the 2029 Notes. The 2029 Notes are fully and unconditionally guaranteed on a joint, several and senior secured basis by certain of our subsidiaries and secured by a pledge of all of the respective equity interests of the subsidiary guarantors and first mortgage liens on 17 properties with an undepreciated carrying value of $500.3 million as of December 31, 2023. For more information regarding our mortgages, our two unconsolidated joint ventures, our credit agreement and the 2029 Notes, see Notes 4 and 9 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
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
As of February 8, 2024, there were 1,813 shareholders of record of our common shares.
Issuer purchases of equity securities. The following table provides information about our purchases of our equity securities during the quarter ended December 31, 2023:

Calendar Month	Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
December 1, 2023 - December 31, 2023	471	$5.91	—	$—
(1)These common share withholdings and purchases were made to satisfy tax withholding and payment obligations of a former employee of RMR in connection with the vesting of prior awards of common shares to them. We withheld and purchased these shares at their fair market values based upon the trading prices of our common shares at the close of trading on Nasdaq on the purchase dates.
Our current cash distribution rate to common shareholders is $0.01 per share per quarter, or $0.04 per share per year. However, the timing, amount and form of future distributions will be determined at the discretion of our Board of Trustees and will depend upon various factors that our Board of Trustees deems relevant, including, but not limited to, our historical and projected income, Normalized FFO, CAD, the then current and expected needs and availability of cash to pay our obligations and fund our investments, requirements to maintain our qualification as a REIT, limitations in our debt agreements, including our credit agreement, which requires us to obtain lender approval for any increase in our distribution rate above the current level, and other factors deemed relevant by our Board of Trustees. Therefore, we cannot be sure that we will continue to pay distributions in the future or that the amount of any distributions we do pay will not decrease.
Item 6. [Reserved]
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following information should be read in conjunction with our Consolidated Financial Statements and accompanying notes included in Part IV, Item 15 of this Annual Report on Form 10-K.
OVERVIEW (dollars in thousands, except per share and per square foot data)
We are a REIT organized under Maryland law. As of December 31, 2023, our wholly owned properties were comprised of 152 properties and we had noncontrolling ownership interests of 51% and 50% in two unconsolidated joint ventures that owned three properties containing approximately 468,000 rentable square feet. As of December 31, 2023, our properties are located in 30 states and the District of Columbia and contain approximately 20,541,000 rentable square feet. As of December 31, 2023, our properties were leased to 258 different tenants, with a weighted average remaining lease term (based on annualized rental income) of approximately 6.4 years. The U.S. government is our largest tenant, representing approximately 19.5% of our annualized rental income as of December 31, 2023.
Leases representing approximately 15.5% and 10.6% of our annual rental income are scheduled to expire in each of 2024 and 2025, respectively, and we may be unable to renew leases or find replacement tenants. Certain changes in office space utilization, including increased remote work arrangements and tenants consolidating their real estate footprint, continue to impact the market. The utilization and demand for office space continues to face headwinds and the duration and ultimate impact of current trends on the demands for office space at our properties remains uncertain and subject to change. Accordingly, we do not yet know what the full extent of the impacts will be on our or our tenants’ businesses and operations or the long-term outlook for leasing our properties. Higher interest rates, inflationary pressures, geopolitical hostilities and tensions, and concerns that the U.S. economy may enter an economic recession have caused disruptions in the financial markets and these factors could adversely affect our and our tenants’ financial condition and the ability or willingness of our tenants to renew our leases or pay rent to us. We have a significant amount of debt maturing in the next twelve months. Deteriorating office fundamentals, high interest rates and market sentiment towards the office sector may restrict our access to, and likely increase our cost of, capital as we seek to refinance our debts.
For more information about the risks relating to these dynamics and conditions and their impacts on us and our business, see elsewhere in this Annual Report on Form 10-K, including “Warning Concerning Forward-Looking Statements” and Part I, Item 1A, “Risk Factors”.
Property Operations
Unless otherwise noted, the data presented in this section includes properties classified as held for sale as of December 31, 2023 and excludes three properties owned by two unconsolidated joint ventures in which we owned 51% and 50% interests as of December 31, 2023. For more information regarding our properties classified as held for sale and our two unconsolidated joint ventures, see Note 4 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
Occupancy data for our properties as of December 31, 2023 and 2022 was as follows (square feet in thousands):

	All Properties (1)		Comparable Properties (2)
	December 31,		December 31,
	2023	2022	2023	2022
Total properties	152	160	146	146
Total rentable square feet (3)	20,541	20,969	19,290	19,310
Percent leased (4)	86.9%	90.6%	89.5%	94.6%
(1)Based on properties we owned on December 31, 2023 and 2022, respectively.
(2)Based on properties we owned continuously since January 1, 2022; excludes one property classified as held for sale, five properties undergoing significant redevelopment and three properties owned by two unconsolidated joint ventures in which we owned 51% and 50% interests as of December 31, 2023.
(3)Subject to changes when space is remeasured or reconfigured for tenants.
(4)Percent leased includes (i) space being fitted out for tenant occupancy pursuant to our lease agreements, if any, and (ii) space which is leased, but is not occupied or is being offered for sublease by tenants, if any, as of the measurement date.
The average effective rental rate per square foot for our properties for the years ended December 31, 2023 and 2022 were as follows:

	Year Ended December 31,
Average effective rental rate per square foot (1):	2023	2022
All properties (2)	$29.41	$29.03
Comparable properties (3)	$28.99	$28.51
(1)Average effective rental rate per square foot represents total rental income during the period specified divided by the average rentable square feet leased during the period specified.
(2)Based on properties we owned on December 31, 2023 and 2022, respectively.
(3)Based on properties we owned continuously since January 1, 2022; excludes one property classified as held for sale, five properties undergoing significant redevelopment and three properties owned by two unconsolidated joint ventures in which we owned 51% and 50% interests as of December 31, 2023.

During the year ended December 31, 2023, changes in rentable square feet leased and available for lease at our properties were as follows (square feet in thousands):

	Year Ended December 31, 2023
	Leased	Available for Lease	Total
Beginning of year	19,004	1,965	20,969
Changes resulting from:
Disposition of properties	(168)	(385)	(553)
Lease expirations	(2,686)	2,686	—
Redevelopment expansion (1)	—	87	87
Lease renewals (2)	1,296	(1,296)	—
New leases (2)	402	(402)	—
Remeasurements (3)	—	38	38
End of year	17,848	2,693	20,541
(1)Represents additional rentable square feet resulting from the redevelopment of a property in Washington, D.C., which was completed in June 2023.
(2)Based on leases entered during the year ended December 31, 2023.
(3)Rentable square feet are subject to changes when space is remeasured or reconfigured for tenants.
During the year ended December 31, 2023, we entered into new and renewal leases as summarized in the following table (square feet in thousands):

	Year Ended December 31, 2023
	New Leases	Renewals	Total
Rentable square feet leased	402	1,296	1,698
Weighted average rental rate change (by rentable square feet)	(1.7%)	(2.9%)	(2.6%)
Tenant leasing costs and concession commitments (1)	$35,425	$46,777	$82,202
Tenant leasing costs and concession commitments per rentable square foot (1)	$88.35	$36.10	$48.45
Weighted (by square feet) average lease term (years)	8.6	8.4	8.5
Total leasing costs and concession commitments per rentable square foot per year (1)	$10.22	$4.28	$5.71
(1)Includes commitments made for leasing expenditures and concessions, such as tenant improvements, leasing commissions, tenant reimbursements and free rent.
During the year ended December 31, 2023, changes in effective rental rates per square foot achieved for new leases and lease renewals at our properties that commenced during the year ended December 31, 2023, when compared to prior effective rental rates per square foot in effect for the same space (and excluding space acquired vacant), were as follows (square feet in thousands):

	Year Ended December 31, 2023
	Old Effective Rent Per Square Foot (1)	New Effective Rent Per Square Foot (1)	Rentable Square Feet
New leases	$28.91	$29.56	584
Lease renewals	$31.33	$30.41	1,550
Total leasing activity	$30.66	$30.18	2,134
(1)Effective rental rates include contractual base rents from our tenants pursuant to our lease agreements, plus straight line rent adjustments and estimated expense reimbursements to be paid to us, and exclude lease value amortization.

During the years ended December 31, 2023 and 2022, amounts capitalized at our properties for lease related costs, building improvements and development, redevelopment and other activities were as follows:

	Year Ended December 31,
	2023	2022
Lease related costs (1)	$75,467	$66,868
Building improvements (2)	29,330	33,393
Recurring capital expenditures	104,797	100,261
Development, redevelopment and other activities (3)	137,603	159,189
Total capital expenditures	$242,400	$259,450
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
(3)Development, redevelopment and other activities generally include capital expenditure projects that reposition a property or result in new sources of revenue. Includes capitalized interest and other operating costs of $10,159 and $7,456 for the years ended December 31, 2023 and 2022, respectively.
In addition to the capital expenditures described above, we contributed $5,213 and $3,851 to one of our unconsolidated joint ventures during the years ended December 31, 2023 and 2022, respectively. Also, as of December 31, 2023, we had estimated unspent leasing related obligations of $109,309, of which we expect to spend $67,705 over the next 12 months.
As of December 31, 2023, we had leases at our properties totaling approximately 2,983,000 rentable square feet that were scheduled to expire during 2024. As of February 14, 2024, we expect tenants with leases totaling approximately 1,881,000 rentable square feet that are scheduled to expire during 2024, excluding space that has been re-leased and space for which we are in advanced negotiations to re-lease, not to renew or to downsize their leased space upon expiration, and we cannot be sure as to whether other tenants will renew their leases upon expiration. However, we continue to proactively engage with our existing tenants and are focused on overall tenant retention. Prevailing market conditions and our tenants’ needs at the time we negotiate and enter leases or lease renewals will generally determine rental rates and demand for leased space at our properties, all of which factors are beyond our control. Whenever we renew or enter into new leases for our properties, we intend to seek rents which are equal to or higher than our historical rents for the same properties; however, our ability to maintain or increase the rents for our current properties will depend in large part upon market conditions, which are beyond our control. We cannot be sure of the rental rates that will result from our ongoing negotiations regarding lease renewals or any new or renewed leases we may enter. Also, we may experience material declines in our rental income due to vacancies upon lease expirations or early terminations or lower rents upon lease renewal or reletting. Additionally, we may incur significant costs and make significant concessions to renew our leases with current tenants or lease our properties to new tenants.

As of December 31, 2023, our lease expirations by year were as follows (square feet in thousands):

Year (1)	Number of Leases Expiring	Leased Square Feet Expiring (2)	Percent of Total	Cumulative Percent of Total	Annualized Rental Income Expiring	Percent of Total	Cumulative Percent of Total
2024	66	2,983	16.7%	16.7%	$79,245	15.5%	15.5%
2025	40	2,131	11.9%	28.6%	54,208	10.6%	26.1%
2026	37	1,445	8.1%	36.7%	40,974	8.0%	34.1%
2027	36	2,059	11.5%	48.2%	52,316	10.2%	44.3%
2028	18	659	3.7%	51.9%	30,219	5.9%	50.2%
2029	31	1,122	6.3%	58.2%	31,761	6.2%	56.4%
2030	28	940	5.3%	63.5%	27,043	5.3%	61.7%
2031	20	1,038	5.8%	69.3%	29,828	5.8%	67.5%
2032	11	325	1.8%	71.1%	12,165	2.4%	69.9%
2033 and thereafter	50	5,146	28.9%	100.0%	155,092	30.1%	100.0%
Total	337	17,848	100.0%		$512,851	100.0%

Weighted average remaining lease term (in years)		6.0			6.4
(1)The year of lease expiration is pursuant to current contract terms. Some of our leases allow the tenants to vacate the leased premises before the stated expirations of their leases with little or no liability. As of December 31, 2023, tenants occupying approximately 4.0% of our rentable square feet and responsible for approximately 4.1% of our annualized rental income as of December 31, 2023, had exercisable rights to terminate their leases before the stated terms of their leases expire. Also, in 2024, 2025, 2026, 2027, 2028, 2029, 2030, 2031, 2032, 2034, 2035, 2036, 2037 and 2040 early termination rights become exercisable by other tenants who occupied an additional approximately 2.0%, 2.6%, 1.6%, 1.3%, 3.9%, 0.8%, 1.4%, 0.6%, 0.3%, 0.2%, 0.9%, 0.1%, 0.1% and 0.3% of our rentable square feet, respectively, and contributed an additional approximately 2.2%, 5.2%, 2.2%, 1.7%, 4.6%, 1.4%, 2.0%, 0.6%, 0.5%, 0.6%, 1.2%, 0.3%, 0.2% and 0.4% of our annualized rental income, respectively, as of December 31, 2023. In addition, as of December 31, 2023, pursuant to leases with eight of our tenants, these tenants had rights to terminate their leases if their respective legislature or other funding authority does not appropriate rent amounts in their respective annual budgets. These eight tenants occupied approximately 4.2% of our rentable square feet and contributed approximately 4.4% of our annualized rental income as of December 31, 2023.
(2)Leased square feet is pursuant to leases existing as of December 31, 2023, and includes (i) space being fitted out for tenant occupancy pursuant to our lease agreements, if any, and (ii) space which is leased, but is not occupied or is being offered for sublease by tenants, if any. Square feet measurements are subject to changes when space is remeasured or reconfigured for new tenants.
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
As of December 31, 2023, we derived 22.2% of our annualized rental income from our properties located in the metropolitan Washington, D.C. market area, which includes Washington, D.C., Northern Virginia and suburban Maryland. Current economic conditions in this area or a possible recession, including as a result of current inflationary conditions or otherwise, could reduce demand from tenants for our properties, reduce rents that our tenants in this area are willing to pay when our leases expire and increase lease concessions for new leases and renewals. Additionally, there has been a decrease in demand for new leased office space by the U.S. government, including in the metropolitan Washington, D.C. market area, and that could increase competition for government tenants and adversely affect our ability to retain government tenants or maintain or increase our rents when our leases expire.
Our manager, RMR, employs a tenant review process for us. RMR assesses tenants on an individual basis based on various applicable credit criteria. In general, depending on facts and circumstances, RMR evaluates the creditworthiness of a tenant based on information concerning the tenant that is provided by the tenant and, in some cases, information that is publicly available or obtained from third party sources. We consider investment grade tenants to include: (a) investment grade rated tenants; (b) tenants with investment grade rated parent entities that guarantee the tenant’s lease obligations; and/or (c) tenants with investment grade rated parent entities that do not guarantee the tenant’s lease obligations. As of December 31, 2023, tenants contributing 54.0% of annualized rental income were investment grade rated (or their payment obligations were guaranteed by an investment grade rated parent) and tenants contributing an additional 9.7% of annualized rental income were subsidiaries of an investment grade rated parent (although these parent entities were not liable for the payment of rents).

As of December 31, 2023, tenants representing 1% or more of our total annualized rental income were as follows (square feet in thousands):

	Tenant	Credit Rating	Sq. Ft.	% of Leased Sq. Ft.	Annualized Rental Income	% of Total Annualized Rental Income
1	U.S. Government	Investment Grade	3,534	19.8%	$99,876	19.5%
2	Alphabet Inc. (Google)	Investment Grade	386	2.2%	22,119	4.3%
3	Shook, Hardy & Bacon L.L.P.	Not Rated	596	3.3%	19,216	3.7%
4	Bank of America Corporation	Investment Grade	577	3.2%	18,159	3.5%
5	IG Investments Holdings LLC	Not Rated	339	1.9%	17,303	3.4%
6	State of California	Investment Grade	467	2.6%	14,021	2.7%
7	Tyson Foods, Inc. (1)	Investment Grade	248	1.4%	11,954	2.3%
8	Northrop Grumman Corporation	Investment Grade	337	1.9%	10,795	2.1%
9	Sonesta International Hotels Corporation	Not Rated	234	1.3%	9,778	1.9%
10	Micro Focus International plc	Non Investment Grade	215	1.2%	7,915	1.5%
11	Sonoma Biotherapeutics, Inc. (2)	Not Rated	107	0.6%	7,634	1.5%
12	State of Georgia	Investment Grade	308	1.7%	7,345	1.4%
13	Commonwealth of Massachusetts	Investment Grade	212	1.2%	7,269	1.4%
14	CommScope Holding Company Inc.	Non Investment Grade	162	0.9%	7,199	1.4%
15	PNC Bank	Investment Grade	441	2.5%	6,960	1.4%
16	Compass Group plc	Investment Grade	267	1.5%	6,697	1.3%
17	ServiceNow, Inc.	Investment Grade	149	0.8%	6,675	1.3%
18	Allstate Insurance Corporation	Investment Grade	468	2.6%	6,484	1.3%
19	Automatic Data Processing, Inc.	Investment Grade	289	1.6%	6,079	1.2%
20	Church & Dwight Co., Inc.	Investment Grade	250	1.4%	6,043	1.2%
21	Leidos Holdings Inc.	Investment Grade	159	0.9%	5,950	1.2%
22	Primerica, Inc.	Investment Grade	344	1.9%	5,737	1.1%
23	Science Applications International Corp	Non Investment Grade	159	0.9%	5,228	1.0%
			10,248	57.3%	$316,436	61.6%
(1)In July 2023, we received notice from Tyson Foods, Inc. exercising its option to terminate its lease at a property we owned in Chicago, IL effective January 2025, prior to the stated lease expiration date of January 31, 2028. We are amortizing termination fees of approximately $1,400 per quarter through January 2025 as a result of this early termination.
(2)In August 2022, we entered into an approximately 10-year lease with Sonoma Biotherapeutics, Inc. at a property we own in Seattle, WA that is currently undergoing redevelopment. The term of the lease is estimated to commence in the first quarter of 2024.
Acquisition Activities
During the year ended December 31, 2023, we acquired a vacant land parcel adjacent to an office park we own for a purchase price of $2,750, excluding acquisition related costs.
Disposition Activities
During the year ended December 31, 2023, we sold eight properties containing approximately 553,000 rentable square feet for an aggregate sales price of $44,874, excluding closing costs. The net proceeds from these sales were used to repay amounts outstanding under our prior $750,000 unsecured revolving credit facility, or our prior revolving credit facility.
We continue to evaluate our portfolio and are currently in various stages of marketing certain of our properties for sale, and we may seek to sell additional properties in the future. However, we cannot be sure we will sell any properties we are marketing for sale for prices in excess of their carrying values or otherwise. As of February 14, 2024, we have entered into an agreement to sell one property containing approximately 248,000 rentable square feet for a sales price of $39,000, excluding closing costs. We cannot be sure we will sell any properties we are marketing for sale for prices in excess of their carrying values or otherwise. In addition, our pending sale is subject to conditions; accordingly, we cannot be sure that we will complete this sale or that this sale will not be delayed or the terms will not change.
For more information about our disposition activities, see “Business —Disposition Policies” in Part I, Item 1 of this Annual Report on Form 10-K and Note 4 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

Financing Activities
Mortgage Note Repayment
In June 2023, we repaid at maturity, a mortgage note secured by one property with an outstanding principal balance of $50,000 and an annual interest rate of 3.70%, using cash on hand and borrowings under our prior revolving credit facility.
Mortgage Notes Issuances
During the year ended December 31, 2023, we issued six fixed rate, interest-only mortgage notes with an aggregate principal balance of $177,320 and a weighted average interest rate of 7.8%. The net proceeds from these mortgage loans were used to repay amounts outstanding under our prior revolving credit facility.
Amended and Restated Credit Agreement
In January 2024, we entered into our credit agreement governing a new $325,000 secured revolving credit facility and a $100,000 secured term loan. Our credit agreement replaced our prior revolving credit facility, which had a maturity date of January 31, 2024. As collateral for all loans and other obligations under our credit agreement, certain of our subsidiaries pledged all of their respective equity interests in certain of our direct and indirect property owning subsidiaries, and our pledged subsidiaries provided first mortgage liens on 19 properties that had an undepreciated carrying value, including lease intangibles, other assets and other liabilities, of $941,937 as of December 31, 2023. We can borrow, repay, and reborrow funds available under our revolving credit facility until maturity and no principal repayments on borrowings under our credit agreement are due until maturity. The maturity date of our credit agreement is January 29, 2027 and, subject to the payment of an extension fee and meeting certain other requirements, we can extend the stated maturity date of our revolving credit facility by one year. Our credit agreement contains a number of covenants, including covenants that require us to maintain certain financial ratios, restrict our ability to incur additional debt in excess of calculated amounts and, subject to limited exceptions, restrict our ability to increase our distribution rate above the current level of $0.01 per common share per quarter and enter into share repurchases, through the maturity date of the agreement. Availability of borrowings under our credit agreement is subject to ongoing minimum performance and market values of the 19 collateral properties, our satisfying certain financial covenants and other credit facility conditions. Interest payable on borrowings under our credit agreement is at a rate of the secured overnight financing rate, or SOFR, plus a margin of 350 basis points. On January 29, 2024, we borrowed the full amount of our term loan and $132,000 under our revolving credit facility. We used the proceeds from these borrowings to repay all outstanding borrowings under our prior revolving credit facility, to fund transaction related costs relating to our credit agreement and for general business purposes.
Senior Secured Notes Issuance
In February 2024, we issued $300,000 of the 2029 Notes. The aggregate net proceeds from this offering were $271,500, after initial purchaser discounts and other estimated offering expenses. The 2029 Notes are fully and unconditionally guaranteed on a joint, several and senior secured basis by certain of our subsidiaries and secured by a pledge of all of the respective equity interests of the subsidiary guarantors and first mortgage liens on 17 properties with an undepreciated carrying value, including lease intangibles, other assets and other liabilities, of $574,291 as of December 31, 2023. The notes require semi-annual payments of interest only and are prepayable, at par plus accrued interest, after March 31, 2028.
Senior Unsecured Notes Redemption
In February 2024, we issued a notice of early redemption, at par plus accrued interest, of all of our $350,000 of 4.25% senior unsecured notes due May 2024. The redemption is expected to take place in March 2024 using the net proceeds from the offering of the 2029 Notes and borrowings under our revolving credit facility and the redemption is conditioned upon our borrowing an amount under our revolving credit facility sufficient, together with the net proceeds from the offering of the 2029 Notes, to pay the redemption price on or prior to the redemption date.
For more information about our financing activities, see “Business —Our Financing Policies” in Part I, Item 1 of this Annual Report on Form 10-K and Note 9 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
Segment Information
We operate in one business segment: ownership of real estate properties.

RESULTS OF OPERATIONS (amounts in thousands, except per share amounts)
Year Ended December 31, 2023, Compared to Year Ended December 31, 2022

	Comparable Properties(1) Results Year Ended December 31,				Non-Comparable Properties Results Year Ended December 31,		Consolidated Results Year Ended December 31,
	2023	2022	$ Change	% Change	2023	2022	2023	2022	$ Change	% Change
Rental income	$512,595	$508,719	$3,876	0.8%	$20,958	$45,556	$533,553	$554,275	$(20,722)	(3.7%)
Operating expenses:
Real estate taxes	59,143	49,941	9,202	18.4%	3,688	7,903	62,831	57,844	4,987	8.6%
Utility expenses	25,690	24,409	1,281	5.2%	1,088	2,596	26,778	27,005	(227)	(0.8%)
Other operating expenses	104,717	99,627	5,090	5.1%	5,166	10,739	109,883	110,366	(483)	(0.4%)
Total operating expenses	189,550	173,977	15,573	9.0%	9,942	21,238	199,492	195,215	4,277	2.2%
Net operating income (loss) (2)	$323,045	$334,742	$(11,697)	(3.5%)	$11,016	$24,318	334,061	359,060	(24,999)	(7.0%)

Other expenses:
Depreciation and amortization							209,254	222,564	(13,310)	(6.0%)
Loss on impairment of real estate							11,299	21,820	(10,521)	(48.2%)
Acquisition and transaction related costs							31,816	292	31,524	n/m
General and administrative							22,731	25,134	(2,403)	(9.6%)
Total other expenses							275,100	269,810	5,290	2.0%

Gain on sale of real estate							3,780	11,001	(7,221)	(65.6%)
Interest and other income							1,039	217	822	n/m
Interest expense							(110,647)	(103,480)	(7,167)	6.9%
Gain on early extinguishment of debt							—	682	(682)	n/m
Loss before income tax expense and equity in net losses of investees							(46,867)	(2,330)	(44,537)	n/m
Income tax expense							(351)	(270)	(81)	30.0%
Equity in net losses of investees							(3,031)	(3,509)	478	(13.6%)
Loss on impairment of equity method investment							(19,183)	—	(19,183)	n/m
Net loss							$(69,432)	$(6,109)	$(63,323)	n/m

Weighted average common shares outstanding (basic and diluted)							48,389	48,278	111	0.2%

Per common share amounts (basic and diluted):
Net loss							$(1.44)	$(0.14)	$(1.30)	n/m
n/m - not meaningful
(1)Comparable properties consists of 146 properties we owned on December 31, 2023 and which we owned continuously since January 1, 2022 and excludes one property classified as held for sale, five properties undergoing significant redevelopment and three properties owned by two unconsolidated joint ventures in which we owned 51% and 50% interests as of December 31, 2023.
(2)Our definition of net operating income, or NOI, and our reconciliation of net loss to NOI are included below under the heading “Non-GAAP Financial Measures.”

References to changes in the income and expense categories below relate to the comparison of consolidated results for the year ended December 31, 2023 compared to the year ended December 31, 2022. For a comparison of consolidated results for the year ended December 31, 2022 compared to the year ended December 31, 2021, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
Rental income. Rental income for non-comparable properties declined $22,210 related to our property disposition activities and $2,388 for properties undergoing significant redevelopment due to termination fee revenue in 2022 and increased vacancy at a property that began a redevelopment project in February 2022, partially offset by the lease-up of our 20 Mass Ave. redevelopment in Washington, D.C. Rental income for comparable properties increased $3,876 due to the impact of real estate tax appeals and the related reimbursement income in the 2022 period, partially offset by increased vacancies at certain of our properties in 2023 and lower termination fee revenue. Rental income includes non-cash straight line rent adjustments totaling $26,194 in 2023 and $10,830 in 2022, and amortization of acquired real estate leases and assumed real estate lease obligations totaling $252 in 2023 and ($975) in 2022.
Real estate taxes. Real estate taxes for non-comparable properties declined $3,876 related to our property disposition activities and $339 as a result of successful tax appeals at certain properties undergoing significant redevelopment, partially offset by an increase of $9,202 for comparable properties due to the favorable impact of real estate tax appeals recorded in 2022.
Utility expenses. Utility expenses for non-comparable properties declined $1,842 related to our property disposition activities, partially offset by an increase of $334 for properties undergoing significant redevelopment due to the related lease-up of those properties. Utility expenses for comparable properties increased $1,281 primarily due to the impact of inflation in 2023, as well as utility expenses that were previously paid directly by certain of our tenants that are now being paid by us.
Other operating expenses. Other operating expenses for non-comparable properties declined $6,148 related to our property disposition activities, partially offset by an increase of $575 for properties undergoing significant redevelopment due to the lease-up of our 20 Mass Ave. redevelopment in Washington, D.C. Other operating expenses for comparable properties increased $5,090 due to higher repairs and maintenance costs and higher insurance costs, as well as other operating expenses that were previously paid directly by certain of our tenants that are now being paid by us.
Depreciation and amortization. The decline in depreciation and amortization reflects a decrease of $12,043 for comparable properties due to certain leasing related assets becoming fully depreciated since January 1, 2022, partially offset by depreciation and amortization of improvements made to certain of our properties since January 1, 2022. Depreciation and amortization for non-comparable properties declined $1,889 related to our property disposition activities, partially offset by an increase of $622 for properties undergoing significant redevelopment due to the substantial completion of our 20 Mass Ave. redevelopment in Washington, D.C.
Loss on impairment of real estate. We recorded an $11,299 loss on impairment of real estate in 2023 to reduce the carrying value of one property to its estimated fair value less costs to sell. We recorded a $21,820 loss on impairment of real estate in 2022 to reduce the carrying value of seven properties to their estimated fair values less costs to sell.
Acquisition and transaction related costs. Acquisition and transaction related costs in 2023 are primarily related to our terminated merger with Diversified Healthcare Trust, or DHC, and related transactions. For more information regarding our terminated merger with DHC, see Note 7 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
General and administrative. The decrease in general and administrative expenses is primarily the result of a decrease in base business management fees resulting from a decrease in average total market capitalization and a decrease in share based compensation in 2023 compared to 2022, partially offset by a state franchise tax refund received in 2022.
Gain on sale of real estate. We recorded a $3,780 net gain on sale of real estate resulting from the sale of eight properties in 2023. We recorded a $11,001 net gain on sale of real estate in 2022 resulting from the sale of 18 properties, including one leasable land parcel.
Interest and other income. The increase in interest and other income is primarily due to the effect of higher interest rates earned on cash balances invested in 2023 compared to 2022.
Interest expense. The increase in interest expense reflects higher average amounts outstanding and higher average interest rates on borrowings under our prior revolving credit facility, as well as the issuance of six mortgage notes with an aggregate principal balance of $177,320 and a weighted average interest rate of 7.8% during 2023, partially offset by the redemption of our $300,000 of senior unsecured notes with an interest rate of 4.0% in June 2022, higher capitalized interest in 2023 and the repayment of three mortgage notes since January 1, 2022 with an aggregate principal balance of $98,000 and a weighted average interest rate of 4.1%.
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
Equity in net losses of investees. Equity in net losses of investees represents our proportionate share of losses from our equity method investments in two unconsolidated joint ventures.
Loss on impairment of equity method investment. We recorded a $19,183 loss on impairment of equity method investment in 2023 to fully write off the carrying value of one of our unconsolidated joint ventures. For further information, see Note 4 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
Net loss. Net loss and net loss per basic and diluted common share increased in 2023 compared to 2022 primarily as a result of the changes noted above.
Non-GAAP Financial Measures
We present certain “non-GAAP financial measures” within the meaning of the applicable SEC rules, including the calculations below of NOI, funds from operations, or FFO, and Normalized FFO. These measures do not represent cash generated by operating activities in accordance with GAAP and should not be considered alternatives to net loss as indicators of our operating performance or as measures of our liquidity. These measures should be considered in conjunction with net loss as presented in our consolidated statements of comprehensive income (loss). We consider these non-GAAP measures to be appropriate supplemental measures of operating performance for a REIT, along with net loss. We believe these measures provide useful information to investors because by excluding the effects of certain historical amounts, such as depreciation and amortization expense, they may facilitate a comparison of our operating performance between periods and with other REITs and, in the case of NOI, reflecting only those income and expense items that are generated and incurred at the property level may help both investors and management to understand the operations of our properties.
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
The following table presents the reconciliation of net loss to NOI for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022
Net loss	$(69,432)	$(6,109)
Equity in net losses of investees	3,031	3,509
Loss on impairment of equity method investment	19,183	—
Income tax expense	351	270
Loss before income tax expense and equity in net losses of investees	(46,867)	(2,330)
Gain on early extinguishment of debt	—	(682)
Interest expense	110,647	103,480
Interest and other income	(1,039)	(217)
Gain on sale of real estate	(3,780)	(11,001)
General and administrative	22,731	25,134
Acquisition and transaction related costs	31,816	292
Loss on impairment of real estate	11,299	21,820
Depreciation and amortization	209,254	222,564
NOI	$334,061	$359,060

Funds From Operations and Normalized Funds From Operations
We calculate FFO and Normalized FFO as shown below. FFO is calculated on the basis defined by The National Association of Real Estate Investment Trusts, which is net loss, calculated in accordance with GAAP, plus real estate depreciation and amortization of consolidated properties and our proportionate share of the real estate depreciation and amortization of unconsolidated joint venture properties, but excluding impairment charges on real estate assets and any gain or loss on sale of real estate, as well as certain other adjustments currently not applicable to us. In calculating Normalized FFO, we adjust for the other items shown below. FFO and Normalized FFO are among the factors considered by our Board of Trustees when determining the amount of distributions to our shareholders. Other factors include, but are not limited to, requirements to maintain our qualification for taxation as a REIT, limitations in our credit agreement and public debt covenants, the availability to us of debt and equity capital, our expectation of our future capital requirements and operating performance and our expected needs for and availability of cash to pay our obligations. Other real estate companies and REITs may calculate FFO and Normalized FFO differently than we do.
The following table presents the reconciliation of net loss to FFO and Normalized FFO for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022
Net loss	$(69,432)	$(6,109)
Add (less): Depreciation and amortization:
Consolidated properties	209,254	222,564
Unconsolidated joint venture properties	3,395	3,058
Loss on impairment of real estate	11,299	21,820
Loss on impairment of equity method investment	19,183	—
Gain on sale of real estate	(3,780)	(11,001)
FFO	169,919	230,332
Add (less): Acquisition and transaction related costs	31,816	292
Gain on early extinguishment of debt	—	(682)
Normalized FFO	$201,735	$229,942

Weighted average common shares outstanding (basic and diluted)	48,389	48,278

FFO per common share (basic and diluted)	$3.51	$4.77
Normalized FFO per common share (basic and diluted)	$4.17	$4.76
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
We plan to selectively sell certain properties from time to time to manage leverage levels and to improve our asset diversification, our geographical footprint and the average age of our properties, lengthening the weighted average term of our leases and increasing tenant retention. During the year ended December 31, 2023, we sold eight properties for an aggregate sales price of $44,874, excluding closing costs. We continue to evaluate our portfolio and are currently in various stages of marketing certain of our properties for sale. As of February 14, 2024, we have entered into an agreement to sell one property containing approximately 248,000 rentable square feet for a sales price of $39,000, excluding closing costs. We cannot be sure we will sell any properties we are marketing for sale for prices in excess of their carrying values or otherwise. In addition, our pending sale is subject to conditions; accordingly, we cannot be sure that we will complete this sale or that this sale will not be delayed or the terms will not change.
The following is a summary of our sources and uses of cash flows for the periods presented, as reflected in our consolidated statements of cash flows:

	Year Ended December 31,
	2023	2022
Cash, cash equivalents and restricted cash at beginning of period	$12,249	$84,515
Net cash provided by (used in):
Operating activities	141,726	192,614
Investing activities	(194,821)	(4,624)
Financing activities	67,560	(260,256)
Cash, cash equivalents and restricted cash at end of period	$26,714	$12,249
The decrease in cash provided by operating activities in 2023 compared to 2022 was primarily due to decreases in NOI in 2023 due to property dispositions, reductions in occupied space at certain of our properties and an increase in costs incurred in connection with the terminated merger with DHC and related transactions. The increase in cash used in investing activities in 2023 compared to 2022 is primarily due to lower proceeds received from property sales in 2023 and increased capital expenditures in 2023 related to our redevelopment activities. The change from cash flows used in financing activities in 2022 to cash flows provided by financing activities in 2023 was primarily due to the redemption of $300,000 of our senior unsecured notes in 2022 as compared with the issuance of $177,320 of mortgage notes and decreased distributions to our common shareholders in 2023.
Our Investment and Financing Liquidity and Resources (dollar amounts in thousands, except per share amounts)
In order to meet cash needs that may result from our desire or need to make distributions or pay operating or capital expenses or to fund acquisitions, we maintain a revolving credit facility which is governed by our credit agreement. Our credit agreement replaced our prior revolving credit facility, which had a maturity date of January 31, 2024. Our obligations under our credit agreement are secured by a pledge by certain of our subsidiaries of all of their respective equity interests in certain of our direct and indirect property owning subsidiaries and first mortgage liens on 19 properties owned by the pledged subsidiaries with an undepreciated carrying value, including lease intangibles, other assets and other liabilities, of $941,937 as of December 31, 2023. We can borrow, repay, and reborrow funds available under our revolving credit facility until maturity and no principal repayments are due until maturity. The maturity date of our credit agreement is January 29, 2027, and, subject to the payment of an extension fee and meeting certain other requirements, we can extend the stated maturity date of our revolving credit facility by one year. Our credit agreement contains a number of covenants, including covenants that require us to maintain certain financial ratios, restrict our ability to incur additional debt in excess of calculated amounts and, subject to limited exceptions, restrict our ability to increase our distribution rate above the current level of $0.01 per common share per quarter and enter into share repurchases. Availability of borrowings under our credit agreement is subject to ongoing minimum performance and market values of the 19 collateral properties, our satisfying certain financial covenants and other credit facility conditions.
Interest payable on borrowings under our credit agreement is based on a rate of SOFR plus a margin of 350 basis points. We are also required to pay an unused facility fee on the amount of total lending commitments, which was 35 basis points per annum at February 14, 2024. As of February 14, 2024, the annual interest rate payable on borrowings under our credit agreement was 8.8%. As of February 14, 2024, we had $132,000 outstanding under our revolving credit facility, $100,000 outstanding under our term loan and $193,000 available for borrowing under our revolving credit facility.

Prior Revolving Credit Facility
Under our prior revolving credit facility, we were required to pay interest at a rate of SOFR plus a premium, which was 145 basis points per annum at December 31, 2023, on the amount outstanding under our prior revolving credit facility, as well as a facility fee on the total amount of lending commitments, which was 30 basis points per annum at December 31, 2023. As of December 31, 2023 and 2022, the annual interest rate payable on borrowings under our prior revolving credit facility was 6.9% and 5.4%, respectively. The weighted average annual interest rate for borrowings under our prior revolving credit facility was 6.5%, 4.0% and 1.2% for the years ended December 31, 2023, 2022 and 2021, respectively. As of December 31, 2023, we had $205,000 outstanding under our prior revolving credit facility.
Mortgage Notes Issuances
During the year ended December 31, 2023, we issued six mortgage notes with an aggregate principal balance of $177,320 and a weighted average interest rate of 7.8%. The net proceeds from these mortgage notes were used to repay amounts outstanding under our prior revolving credit facility. See Note 9 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K for more information regarding our mortgage note issuances.
Mortgage Note Repayment
In June 2023, we repaid at maturity, a mortgage note secured by one property with an outstanding principal balance of $50,000 and an annual interest rate of 3.7% using cash on hand and borrowings under our prior revolving credit facility.
As of December 31, 2023, our debt maturities (other than our prior revolving credit facility), consisting of senior unsecured notes and mortgage notes, were as follows:

Year	Debt Maturities
2024	$350,000
2025	650,000
2026	300,000
2027	350,000
2028	123,487
Thereafter	615,833
Total	$2,389,320
Senior Secured Notes Issuance
In February 2024, we issued $300,000 of the 2029 Notes. The aggregate net proceeds from this offering were $271,500, after initial purchaser discounts and other estimated offering expenses. The 2029 Notes are fully and unconditionally guaranteed on a joint, several and senior secured basis by certain of our subsidiaries and secured by a pledge of all of the respective equity interests of the subsidiary guarantors and first mortgage liens on 17 properties with an undepreciated carrying value, including lease intangibles, other assets and other liabilities, of $574,291 as of December 31, 2023. The 2029 Notes require semi-annual payments of interest only and are prepayable, at par plus accrued interest, after March 31, 2028.
Senior Unsecured Notes Redemption
In February 2024, we issued a notice of early redemption, at par plus accrued interest, of all of our $350,000 of 4.25% senior unsecured notes due 2024. The redemption is expected to take place in March 2024 using the net proceeds from the offering of the 2029 Notes and borrowings under our revolving credit facility and the redemption is conditioned upon our borrowing an amount under our revolving credit facility sufficient, together with the net proceeds from the offering of the 2029 Notes, to pay the redemption price on or prior to the redemption date.
None of our unsecured debt obligations require sinking fund payments prior to their maturity dates. Our mortgage notes currently require monthly payments of interest only; however, certain of our mortgage notes will require payments of principal and interest after a specified date through maturity.
In addition to our debt obligations, as of December 31, 2023, we had estimated unspent leasing related obligations of $109,309, of which we expect to spend $67,705 over the next 12 months.

We are currently in the process of redeveloping a three-property campus located in Seattle, WA containing approximately 300,000 rentable square feet. This project includes the repositioning of two properties from office to life science and maintaining the third property for office use. We currently estimate the total project costs associated with this redevelopment will be approximately $162,000 and completion of the redevelopment in the first quarter of 2024. As of December 31, 2023, we had incurred $133,270 related to this project. In August 2022, we entered into an approximately 10-year lease for approximately 84,000 rentable square feet at one of the life science properties that is approximately 109.0% higher than the prior rental rate for the same space, making the redevelopment project 28% pre-leased.
We currently expect to use cash balances, borrowings under our revolving credit facility, net proceeds from property sales, incurrences or assumptions of mortgage debt and net proceeds from offerings of debt or equity securities to fund our future operations, capital expenditures, distributions to our shareholders and property acquisitions. When significant amounts are outstanding under our credit agreement or the maturities of our indebtedness approach, we expect to explore refinancing alternatives. Such alternatives may include incurring term debt, issuing debt or equity securities, extending the maturity date of our revolving credit facility and entering into a new credit facility. We may assume additional mortgage debt in connection with our acquisitions or elect to place new mortgages on properties we own as a source of financing. We may also seek to participate in additional joint ventures or other arrangements that may provide us with additional sources of financing. Although we cannot be sure that we will be successful in consummating any particular type of financing, we believe that we will have access to financing, such as debt and equity offerings, to fund capital expenditures and to pay our obligations or fund future acquisitions. We currently have an effective shelf registration statement that allows us to issue public securities on an expedited basis, but it does not assure that there will be buyers for such securities.
We currently do not have sufficient sources of liquidity to repay our $650,000 senior unsecured notes due 2025 and are evaluating market-based alternatives to obtain debt financing. Based on the significant number of unencumbered properties in our portfolio, our successful history of obtaining new debt financings and our current financing metrics, we believe it is probable that we can obtain new debt financing that will allow us to satisfy the 2025 unsecured notes as they become due. We have also engaged Moelis & Company LLC as our financial advisor to assist in evaluating our options to address our upcoming debt maturities.
Our ability to obtain, and the costs of, our future debt financings will depend primarily on credit market conditions and our creditworthiness. We have no control over market conditions. Potential investors and lenders likely will evaluate our ability to pay distributions to shareholders, fund required debt service and repay debts when they become due by reviewing our business practices and plans to balance our use of debt and equity capital so that our financial profile and leverage ratios afford us flexibility to withstand any reasonably anticipated adverse changes. Similarly, our ability to raise equity capital in the future will depend primarily upon equity capital market conditions and our ability to conduct our business to maintain and grow our operating cash flows. We intend to conduct our business in a manner that will afford us reasonable access to capital for investment and financing activities, but we cannot be sure that we will be able to successfully carry out this intention. For instance, it is uncertain what the ultimate impacts of inflationary pressures, sustained high interest rates or any economic recession will be. A protracted and extensive economic recession or continued or intensified disruptions in capital markets could limit our access to financing from public sources and would likely increase our cost of capital.
During the year ended December 31, 2023, we paid quarterly cash distributions to our shareholders totaling $63,187 using cash on hand and borrowings under our prior revolving credit facility. On January 11, 2024, we declared a quarterly cash distribution payable to shareholders of record on January 22, 2024 in the amount of $0.01 per share, or approximately $490. We expect to pay this distribution on or about February 15, 2024 using cash on hand and borrowings under our revolving credit facility. We determine our distribution payout ratio with consideration for restrictions under our credit agreement, our expected capital expenditures, cash flows from operations and payment of debt obligations. For more information regarding the distributions we paid during 2023, see Note 11 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

We owned 51% and 50% interests in two unconsolidated joint ventures which owned three properties at December 31, 2023. As of December 31, 2023, the properties owned by these joint ventures were encumbered by an aggregate $82,000 principal amount of mortgage indebtedness, none of which was recourse to us. In July 2023, the maturity date of the mortgage loan secured by one property owned by our 1750 H Street, NW joint venture, in which we had a 50% interest, was extended by three years at the same interest rate. In October 2023, our joint venture partner that had a 50% equity interest in our 1750 H Street, NW joint venture failed to fund a $600 capital call and was in default of the joint venture agreement at December 31, 2023. As of December 31, 2023, we did not control the activities that are most significant to these joint ventures and, as a result, we accounted for our investments in these joint ventures under the equity method of accounting. We are currently in discussions with the lender to this joint venture regarding the property. During the year ended December 31, 2023, we recorded an impairment charge of $19,183 to reduce the carrying value of our equity method investment in this joint venture to its estimated fair value. For more information on the financial condition and results of operations of these joint ventures, see Note 4 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K. Other than these joint ventures, as of December 31, 2023, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Debt Covenants (dollars in thousands)
Our principal debt obligations as of December 31, 2023 consisted of $205,000 of borrowings outstanding under our prior revolving credit facility, an outstanding principal balance of $2,212,000 of public issuances of senior notes and mortgage notes with an outstanding principal balance of $177,320. Also, the three properties owned by two joint ventures in which we owned 51% and 50% interests secured two additional mortgage notes as of December 31, 2023. Our publicly issued senior notes are governed by indentures and their supplements. Our credit agreement and our senior notes indentures and their supplements provide for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, such as, in the case of our credit agreement, a change of control of us, which includes RMR ceasing to act as our business and property manager. Our credit agreement and our senior notes indentures and their supplements also contain a number of covenants, including those that restrict our ability to incur debts, including debts secured by mortgages on our properties, in excess of calculated amounts, require us to comply with certain financial covenants and, in the case of our credit agreement, restrict our ability to increase our distribution rate above the current level of $0.01 per common share per quarter. At December 31, 2023, we believe we were in compliance with the terms and conditions of our respective covenants under our credit agreement and our senior notes indentures and their supplements. Our mortgage notes are non-recourse, subject to certain limited exceptions, and do not contain any material financial covenants.
Neither our credit agreement nor our senior notes indentures and their supplements contain provisions for acceleration which could be triggered by our credit ratings. However, under our prior revolving credit facility, our highest senior credit rating was used to determine the fees and interest rates we paid. Accordingly, if that credit rating was downgraded, our interest expense and related costs under our prior revolving credit facility would increase. As a result of ratings downgrades in March 2023 by Moody’s Investor Service, or Moody’s, and S&P Global Ratings, or S&P, the interest rate premium under our prior revolving credit facility increased 35 basis points effective April 1, 2023. On February 13, 2024, S&P assigned a rating of B- to our 2029 Notes. As of February 14, 2024, our senior unsecured debt ratings were Caa1 and CCC from Moody’s and S&P, respectively.
Our credit agreement and our senior notes indentures and their supplements contain cross default provisions to any other debts of more than $25,000 (or more than $50,000 in certain circumstances).
Related Person Transactions
We have relationships and historical and continuing transactions with RMR, RMR Inc. and others related to them. For more information about these and other such relationships and related person transactions, see Notes 6 and 7 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K, which are incorporated herein by reference, and our other filings with the SEC, including our definitive Proxy Statement for our 2024 Annual Meeting of Shareholders, or our definitive Proxy Statement, to be filed with the SEC within 120 days after the fiscal year ended December 31, 2023. For more information about the risks that may arise as a result of these and other related person transactions and relationships, see elsewhere in this Annual Report on Form 10-K, including “Warning Concerning Forward-Looking Statements,” Part I, Item 1, “Business” and Part I, Item 1A, “Risk Factors.” We may engage in additional transactions with related persons, including businesses to which RMR or its subsidiaries provide management services.

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
In an effort to reduce the effects of any increased energy costs in the future, we continuously study ways to improve the energy efficiency at all of our properties. Our manager, RMR, is a member of the ENERGY STAR program, a joint program of the U.S. Environmental Protection Agency and the U.S. Department of Energy that is focused on promoting energy efficiency at commercial properties through its “ENERGY STAR” program, and a member of the U.S. Green Building Council, a nonprofit organization focused on promoting energy efficiency at commercial properties through its LEED® green building program. RMR’s annual Sustainability Report summarizes the environmental, social and governance initiatives employed by RMR and its clients, including us. RMR’s Sustainability Report may be accessed on RMR Inc.’s website at www.rmrgroup.com/corporate-sustainability/default.aspx. The information on or accessible through RMR Inc.’s website is not incorporated by reference into this Annual Report on Form 10-K. For more information, see “Business—Corporate Sustainability” in Part I, Item 1 of this Annual Report on Form 10-K.
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
Fixed Rate Debt
At December 31, 2023, our outstanding fixed rate debt consisted of the following:

Debt	Principal Balance (1)	Annual Interest Rate (1)	Annual Interest Expense	Maturity	Interest Payments Due
Senior unsecured notes (2)	$350,000	4.250%	$14,875	2024	Semi-annually
Senior unsecured notes	650,000	4.500%	29,250	2025	Semi-annually
Senior unsecured notes	300,000	2.650%	7,950	2026	Semi-annually
Senior unsecured notes	350,000	2.400%	8,400	2027	Semi-annually
Mortgage note (one property)	26,340	8.139%	2,144	2028	Monthly
Mortgage note (one property)	42,700	8.272%	3,532	2028	Monthly
Mortgage note (two properties)	54,300	7.671%	4,165	2028	Monthly
Senior unsecured notes	400,000	3.450%	13,800	2031	Semi-annually
Mortgage note (one property)	30,680	7.210%	2,212	2033	Monthly
Mortgage note (one property)	8,400	7.305%	614	2033	Monthly
Mortgage note (one property)	14,900	7.717%	1,150	2033	Monthly
Senior unsecured notes	162,000	6.375%	10,328	2050	Quarterly
Total	$2,389,320		$98,420
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
(2)In February 2024, we issued a notice of early redemption, at par plus accrued interest, for these senior unsecured notes in conjunction with the issuance of the 2029 Notes. For more information, see Note 9 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K

Our senior notes require semi-annual or quarterly interest payments through maturity. Our mortgage notes require monthly payments of interest only or payments of principal and interest through maturity. Because these debts require interest to be paid at a fixed rate, changes in market interest rates during the term of these debts will not affect our interest obligations. If these debts were refinanced at interest rates which are one percentage point higher or lower than shown above, our annual interest cost would increase or decrease by approximately $23,893.
Changes in market interest rates also would affect the fair value of our fixed rate debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt. In response to significant and prolonged increases in inflation, the U.S. Federal Reserve has raised interest rates multiple times since the beginning of 2022. Although the U.S. Federal Reserve has indicated that it may lower interest rates in 2024, we cannot be sure that it will do so, and interest rates may remain at the current high levels or continue to increase. Based on the balances outstanding at December 31, 2023, and discounted cash flow analyses through the respective maturity dates, and assuming no other changes in factors that may affect the fair value of our fixed rate debt obligations, a hypothetical immediate one percentage point increase in interest rates would change the fair value of those obligations by approximately $63,573.
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
In addition to the fixed rate debt presented in the table above, at December 31, 2023, we had noncontrolling ownership interests of 51% and 50% in two unconsolidated joint ventures that owned three properties that were secured by fixed rate debt consisting of the following mortgage notes:

Debt	Our JV Ownership Interest	Principal Balance (1)(2)	Annual Interest Rate (1)	Annual Interest Expense	Maturity	Interest Payments Due
Mortgage note	51%	$50,000	4.090%	$2,045	2029	Monthly
Mortgage note (3)	50%	32,000	3.690%	1,181	2027	Monthly
Total		$82,000		$3,226
(1)The principal balances and annual interest rates are the amounts stated in the applicable contracts. In accordance with GAAP, the joint ventures’ recorded interest expense may differ from these amounts because of market conditions at the time they incurred the debt.
(2)Reflects the entire balance of the debt secured by the properties and is not adjusted to reflect the interests in the joint ventures we did not own. None of the debt is recourse to us.
(3)In July 2023, the maturity date of this mortgage loan was extended by three years at the same interest rate.
Floating Rate Debt
As of December 31, 2023, our floating rate debt consisted of $205,000 outstanding under our prior revolving credit facility.
In January 2024, we entered into our credit agreement governing a new $325,000 secured revolving credit facility and a $100,000 secured term loan. Our credit agreement replaced our prior revolving credit facility, which had a maturity date of January 31, 2024. Borrowings under our credit agreement are in U.S. dollars and require interest to be paid at a rate of SOFR plus a margin of 350 basis points. Accordingly, we are vulnerable to changes in U.S. dollar based short term rates, specifically SOFR. Generally, a change in interest rates would not affect the value of our floating rate debt but would affect our operating results.
The following table presents the impact a one percentage point increase in interest rates would have on our annual floating rate interest expense as of December 31, 2023:

	Impact of an Increase in Interest Rates
	Annual Interest Rate (1)	Outstanding Debt	Total Interest Expense Per Year	Annual Earnings Per Share Impact (2)
At December 31, 2023	8.9%	$205,000	$18,245	$0.38
One percentage point increase	9.9%	$205,000	$20,295	$0.42
(1)Reflects the interest rate that would have been payable on borrowings under our revolving credit facility and term loan, in accordance with our credit agreement assuming it were in place as of December 31, 2023, which was SOFR plus a margin of 350 basis points per annum.
(2)Based on the weighted average shares outstanding (diluted) for the year ended December 31, 2023.

The following table presents the impact a one percentage point increase in interest rates would have on our annual floating rate interest expense as of December 31, 2023, if we were fully drawn on our revolving credit facility and term loan:

	Impact of an Increase in Interest Rates
	Annual Interest Rate (1)	Outstanding Debt (2)	Total Interest Expense Per Year	Annual Earnings Per Share Impact (3)
At December 31, 2023	8.9%	$425,000	$37,825	$0.78
One percentage point increase	9.9%	$425,000	$42,075	$0.87
(1)Reflects the interest rate that would have been payable on borrowings under our revolving credit facility and term loan, in accordance with our credit agreement assuming it were in place as of December 31, 2023, which was SOFR plus a margin of 350 basis points per annum.
(2)Represents the maximum amount available under our revolving credit facility and term loan.
(3)Based on the weighted average shares outstanding (diluted) for the year ended December 31, 2023.
The foregoing tables show the impact of an immediate increase in floating interest rates as of December 31, 2023. If interest rates were to increase gradually over time, the impact would be spread over time. Our exposure to fluctuations in floating interest rates will increase or decrease in the future with increases or decreases in the outstanding amount under our revolving credit facility, our term loan, or other floating rate debt, if any. Although we have no present plans to do so, we may in the future enter into hedge arrangements from time to time to mitigate our exposure to changes in interest rates.
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
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) in Internal Control—Integrated Framework. Based on this assessment, we believe that, as of December 31, 2023, our internal control over financial reporting is effective.
Deloitte & Touche LLP, the independent registered public accounting firm that audited our 2023 Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting. Its report appears elsewhere herein.
Item 9B. Other Information
During the three months ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
We have a Code of Conduct that applies to our officers and Trustees. Our Code of Conduct is posted on our website, www.opireit.com. A printed copy of our Code of Conduct is also available free of charge to any person who requests a copy by writing to our Secretary, Office Properties Income Trust, Two Newton Place, 255 Washington Street, Suite 300, Newton, MA 02458-1634. We intend to satisfy the requirements under Item 5.05 of Form 8-K regarding disclosure of any amendments to, or waivers from, our Code of Conduct that apply to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, on our website.
The remainder of the information required by Item 10 is incorporated by reference to our definitive Proxy Statement.
Item 11. Executive Compensation
The information required by Item 11 is incorporated by reference to our definitive Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information. We may grant common shares to our officers and other employees of RMR under our Amended and Restated 2009 Incentive Share Award Plan, or the 2009 Plan. In addition, each of our Trustees receives common shares as part of his or her annual compensation for serving as a Trustee and such shares are awarded under the 2009 Plan. The terms of awards made under the 2009 Plan are determined by the Compensation Committee of our Board of Trustees, at the time of the awards. The following table is as of December 31, 2023.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by securityholders — 2009 Plan	None.	None.	657,860 (1)
Equity compensation plans not approved by securityholders	None.	None.	None.
Total	None.	None.	657,860 (1)
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

3.2	Second Amended and Restated Bylaws of the Company, adopted June 13, 2023. (Incorporated by reference to the Company's Current Report on Form 8-K filed on June 13, 2023.)
4.1	Form of Common Share Certificate. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2018.)
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

4.12
Indenture, dated as of February 12, 2024, among the Company, certain of its subsidiaries named therein and U.S. Bank Trust Company, National Association. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 12, 2024.)

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

10.5	Amended and Restated Office Properties Income Trust 2009 Incentive Share Award Plan. (+) (Incorporated by reference to the Company's Current Report on Form 8-K filed on May 28, 2020.)
10.6	Form of Share Award Agreement. (+) (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020.)
10.7	Form of Share Award Agreement. (+) (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023.)
10.8	Form of Indemnification Agreement. (+) (Filed herewith.)
10.9
Second Amended and Restated Credit Agreement, dated as of January 29, 2024, among the Company, certain subsidiaries of the Company named therein, Wells Fargo Bank, National Association, as Administrative Agent, and each of the other financial institutions initially a signatory thereto. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 30, 2024.)

10.10
Pledge Agreement, dated as of January 29, 2024, among certain subsidiaries of the Company party thereto and Wells Fargo Bank, National Association, as Collateral Agent. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 30, 2024.)

10.11
Pledge Agreement, dated as of January 29, 2024, between the Company and Wells Fargo Bank, National Association, as Collateral Agent. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 30, 2024.)

21.1	Subsidiaries of the Company. (Filed herewith.)
23.1	Consent of Deloitte & Touche LLP. (Filed herewith.)
23.2	Consent of Sullivan & Worcester LLP. (Contained in Exhibit 8.1.)
31.1	Rule 13a-14(a) Certification. (Filed herewith.)
31.2	Rule 13a-14(a) Certification. (Filed herewith.)
31.3	Rule 13a-14(a) Certification. (Filed herewith.)
31.4	Rule 13a-14(a) Certification. (Filed herewith.)
32.1	Section 1350 Certification. (Furnished herewith.)
97.1	Clawback Policy. (Filed herewith.)
99.1
Letter dated as of October 2, 2017, between the Company and The RMR Group LLC, regarding Second Amended and Restated Property Management Agreement. (+) (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017.)

99.2
Letter Agreement, dated as of May 25, 2023, between the Company and The RMR Group LLC, regarding Second Amended and Restated Property Management Agreement. (+) (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023.)

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
Item 16. Form 10-K Summary
None.

Report of Independent Registered Public Accounting Firm
To the Board of Trustees and Shareholders of Office Properties Income Trust
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Office Properties Income Trust (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of comprehensive income (loss), shareholders' equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes and the schedule listed in the Index at Item 15(a) (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 15, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
The Company’s investments in real estate properties were $3.4 billion, net of accumulated depreciation of $650 million as of December 31, 2023. These real estate properties are evaluated for impairment periodically or when events or changes in circumstances indicate that the carrying amount of a real estate property may not be recoverable. Impairment indicators may include declining tenant or resident occupancy, weak or declining profitability from the property, decreasing tenant cash flows or liquidity, the Company’s decision to dispose of a property before the end of its estimated useful life, and legislative, market or industry changes that could permanently reduce the value of a property. If indicators of impairment are identified for any real estate property, the Company evaluates the recoverability of that real estate property by comparing undiscounted future cash flows expected to be generated by the real estate property over the Company’s expected remaining hold period to the respective carrying amount. The Company’s undiscounted future cash flows analysis requires management to make significant estimates and assumptions related to expected remaining hold periods, market rents, and terminal capitalization rates.
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
February 15, 2024

We have served as the Company’s auditor since 2020.

Report of Independent Registered Public Accounting Firm
To the Board of Trustees and Shareholders of Office Properties Income Trust
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Office Properties Income Trust (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 15, 2024, expressed an unqualified opinion on those financial statements.
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

/s/ Deloitte & Touche LLP

Boston, Massachusetts
February 15, 2024

 OFFICE PROPERTIES INCOME TRUST
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)

	December 31,
	2023	2022
ASSETS
Real estate properties:
Land	$786,310	$821,238
Buildings and improvements	3,279,369	3,114,836
Total real estate properties, gross	4,065,679	3,936,074
Accumulated depreciation	(650,179)	(561,458)
Total real estate properties, net	3,415,500	3,374,616
Assets of properties held for sale	37,310	2,516
Investments in unconsolidated joint ventures	18,128	35,129
Acquired real estate leases, net	263,498	369,333
Cash and cash equivalents	12,315	12,249
Restricted cash	14,399	—
Rents receivable	133,264	105,639
Deferred leasing costs, net	86,971	73,098
Other assets, net	8,284	7,397
Total assets	$3,989,669	$3,979,977

LIABILITIES AND SHAREHOLDERS’ EQUITY
Unsecured revolving credit facility	$205,000	$195,000
Senior unsecured notes, net	2,195,478	2,187,875
Mortgage notes payable, net	172,131	49,917
Liabilities of properties held for sale	2,525	73
Accounts payable and other liabilities	140,166	140,151
Due to related persons	7,025	6,469
Assumed real estate lease obligations, net	11,665	14,157
Total liabilities	2,733,990	2,593,642

Commitments and contingencies

Shareholders’ equity:
Common shares of beneficial interest, $.01 par value: 200,000,000 shares authorized, 48,755,415 and 48,565,644 shares issued and outstanding, respectively	488	486
Additional paid in capital	2,621,493	2,619,532
Cumulative net income	100,174	169,606
Cumulative common distributions	(1,466,476)	(1,403,289)
Total shareholders’ equity	1,255,679	1,386,335
Total liabilities and shareholders’ equity	$3,989,669	$3,979,977
The accompanying notes are an integral part of these consolidated financial statements.

OFFICE PROPERTIES INCOME TRUST
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(amounts in thousands, except per share data)

	Year Ended December 31,
	2023	2022	2021

Rental income	$533,553	$554,275	$576,482

Expenses:
Real estate taxes	62,831	57,844	71,970
Utility expenses	26,778	27,005	25,251
Other operating expenses	109,883	110,366	105,825
Depreciation and amortization	209,254	222,564	241,494
Loss on impairment of real estate	11,299	21,820	62,420
Acquisition and transaction related costs	31,816	292	—
General and administrative	22,731	25,134	26,858
Total expenses	474,592	465,025	533,818

Gain on sale of real estate	3,780	11,001	78,354
Interest and other income	1,039	217	7
Interest expense (including net amortization of debt premiums, discounts and issuance costs of $9,209, $9,134 and $9,771, respectively)	(110,647)	(103,480)	(112,385)
Gain (loss) on early extinguishment of debt	—	682	(14,068)
Loss before income tax expense and equity in net losses of investees	(46,867)	(2,330)	(5,428)
Income tax expense	(351)	(270)	(251)
Equity in net losses of investees	(3,031)	(3,509)	(2,501)
Loss on impairment of equity method investment	(19,183)	—	—
Net loss	(69,432)	(6,109)	(8,180)

Weighted average common shares outstanding (basic and diluted)	48,389	48,278	48,195

Per common share amounts (basic and diluted):
Net loss	$(1.44)	$(0.14)	$(0.17)

The accompanying notes are an integral part of these consolidated financial statements.

OFFICE PROPERTIES INCOME TRUST
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(dollars in thousands)

	Number of Shares	Common Shares	Additional Paid In Capital	Cumulative Net Income	Cumulative Common Distributions	Total
Balance at December 31, 2020	48,318,366	$483	$2,615,305	$183,895	$(1,190,291)	$1,609,392
Common share grants	145,800	1	2,872	—	—	2,873
Common share forfeitures and repurchases	(38,501)	—	(1,008)	—	—	(1,008)
Net loss	—	—	—	(8,180)	—	(8,180)
Distributions to common shareholders	—	—	—	—	(106,368)	(106,368)
Balance at December 31, 2021	48,425,665	484	2,617,169	175,715	(1,296,659)	1,496,709
Common share grants	172,700	2	2,914	—	—	2,916
Common share forfeitures and repurchases	(32,721)	—	(551)	—	—	(551)
Net loss	—	—	—	(6,109)	—	(6,109)
Distributions to common shareholders	—	—	—	—	(106,630)	(106,630)
Balance at December 31, 2022	48,565,644	486	2,619,532	169,606	(1,403,289)	1,386,335
Common share grants	241,800	2	2,266	—	—	2,268
Common share forfeitures and repurchases	(52,029)	—	(305)	—	—	(305)
Net loss	—	—	—	(69,432)	—	(69,432)
Distributions to common shareholders	—	—	—	—	(63,187)	(63,187)
Balance at December 31, 2023	48,755,415	$488	$2,621,493	$100,174	$(1,466,476)	$1,255,679
The accompanying notes are an integral part of these consolidated financial statements.

OFFICE PROPERTIES INCOME TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Year Ended December 31,
	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(69,432)	$(6,109)	$(8,180)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	107,460	96,966	92,266
Net amortization of debt premiums, discounts and issuance costs	9,209	9,134	9,771
Amortization of acquired real estate leases and assumed real estate lease obligations, net	92,805	119,703	144,826
Amortization of deferred leasing costs	10,063	7,994	7,878
Gain on sale of real estate	(3,780)	(11,001)	(78,354)
Loss on impairment of real estate	11,299	21,820	62,420
(Gain) loss on early extinguishment of debt	—	(682)	9,694
Straight line rental income	(26,194)	(10,830)	(15,368)
Other non-cash expenses, net	1,168	1,818	1,782
Equity in net losses of investees	3,031	3,509	2,501
Loss on impairment of equity method investment	19,183	—	—
Change in assets and liabilities:
Rents receivable	(2,376)	10,961	2,663
Deferred leasing costs	(23,510)	(31,621)	(19,769)
Other assets	(1,495)	484	1,538
Accounts payable and other liabilities	13,739	(19,214)	7,151
Due to related persons	556	(318)	673
Net cash provided by operating activities	141,726	192,614	221,492

CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate acquisitions	(2,785)	—	(563,447)
Real estate improvements	(229,004)	(204,104)	(100,141)
Distributions in excess of earnings from unconsolidated joint ventures	—	51	612
Distributions in excess of earnings from Affiliates Insurance Company	—	—	11
Proceeds from sale of properties, net	42,181	203,280	219,980
Contributions to unconsolidated joint ventures	(5,213)	(3,851)	—
Net cash used in investing activities	(194,821)	(4,624)	(442,985)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of mortgage notes payable	(50,000)	(47,617)	(72,541)
Proceeds from issuance of mortgage notes payable	177,320	—	—
Repayment of senior unsecured notes	—	(300,000)	(610,000)
Proceeds from issuance of senior unsecured notes, net	—	—	1,041,809
Borrowings on unsecured revolving credit facility	240,000	385,000	755,000
Repayments on unsecured revolving credit facility	(230,000)	(190,000)	(755,000)
Payment of debt issuance costs	(6,279)	(469)	(2,744)
Repurchase of common shares	(294)	(540)	(1,003)
Distributions to common shareholders	(63,187)	(106,630)	(106,368)
Net cash provided by (used in) financing activities	67,560	(260,256)	249,153

Increase (decrease) in cash, cash equivalents and restricted cash	14,465	(72,266)	27,660
Cash, cash equivalents and restricted cash at beginning of period	12,249	84,515	56,855
Cash, cash equivalents and restricted cash at end of period	$26,714	$12,249	$84,515

The accompanying notes are an integral part of these consolidated financial statements.

OFFICE PROPERTIES INCOME TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(dollars in thousands)

	Year Ended December 31,
	2023	2022	2021
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$107,645	$104,174	$103,200
Income taxes paid	$478	$352	$299

NON-CASH INVESTING ACTIVITIES:
Real estate improvements accrued, not paid	$32,231	$42,772	$18,492
Real estate acquisition	$—	$—	$(13,031)
Capitalized interest	$7,634	$4,578	$795

SUPPLEMENTAL DISCLOSURE OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH:

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets to the amounts shown in the consolidated statements of cash flows:

	As of December 31,
	2023	2022	2021
Cash and cash equivalents	$12,315	$12,249	$83,026
Restricted cash	14,399	—	1,489
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$26,714	$12,249	$84,515

The accompanying notes are an integral part of these consolidated financial statements.

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 1. Organization
Office Properties Income Trust, or OPI, we, us or our, is a real estate investment trust, or REIT, formed in 2009 under Maryland law.
As of December 31, 2023, our wholly owned properties were comprised of 152 properties containing approximately 20,541,000 rentable square feet and we had noncontrolling ownership interests of 51% and 50% in two unconsolidated joint ventures that owned three properties totaling approximately 468,000 rentable square feet.
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
We amortize capitalized above market lease values (included in acquired real estate leases, net in our consolidated balance sheets) and below market lease values (presented as assumed real estate lease obligations, net in our consolidated balance sheets) as a reduction or increase, respectively, to rental income over the terms of the associated leases. Such amortization resulted in a net increase to rental income of $252 during the year ended December 31, 2023 and net decreases to rental income of $975 and $2,288 during the years ended December 31, 2022 and 2021, respectively. We amortize the value of acquired in place leases (included in acquired real estate leases, net in our consolidated balance sheets), exclusive of the value of above market and below market acquired in place leases, over the terms of the associated leases. Such amortization, which is included in depreciation and amortization expense, amounted to $93,057, $118,728 and $142,538 during the years ended December 31, 2023, 2022 and 2021, respectively. If a lease is terminated prior to its stated expiration, we write off the unamortized amounts relating to that lease.

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
As of December 31, 2023 and 2022, our acquired real estate leases and assumed real estate lease obligations, excluding properties classified as held for sale, were as follows:

	December 31,
	2023	2022
Acquired real estate leases:
Capitalized above market lease values	$14,758	$15,792
Less: accumulated amortization	(10,876)	(9,672)
Capitalized above market lease values, net	3,882	6,120

Lease origination value	572,766	728,773
Less: accumulated amortization	(313,150)	(365,560)
Lease origination value, net	259,616	363,213
Acquired real estate leases, net	$263,498	$369,333

Assumed real estate lease obligations:
Capitalized below market lease values	$25,678	$27,033
Less: accumulated amortization	(14,013)	(12,876)
Assumed real estate lease obligations, net	$11,665	$14,157
As of December 31, 2023, the weighted average amortization periods for capitalized above market leases, lease origination value and capitalized below market lease values were 3.4 years, 6.5 years and 11.0 years, respectively. Future amortization of net intangible lease assets and liabilities, to be recognized over the current terms of the associated leases as of December 31, 2023 are estimated to be $67,692 in 2024, $48,838 in 2025, $35,068 in 2026, $26,833 in 2027, $14,123 in 2028 and $59,279 thereafter.
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
Deferred Leasing Costs. Deferred leasing costs include brokerage costs and inducements associated with our entering leases. We amortize deferred leasing costs, which are included in depreciation and amortization expense, and inducements, which are included as a reduction to rental income, on a straight line basis over the terms of the respective leases. Legal costs associated with the execution of our leases are expensed as incurred and included in general and administrative expenses in our consolidated statements of comprehensive income (loss). We recorded amortization of deferred leasing costs of $8,737, $6,869 and $6,691, and reductions to rental income related to the amortization of inducements of $1,326, $1,124 and $1,187 for the years ended December 31, 2023, 2022 and 2021, respectively. Deferred leasing costs, excluding properties classified as held for sale, totaled $113,433 and $94,680 at December 31, 2023 and 2022, respectively, and accumulated amortization of deferred

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
leasing costs totaled $26,462 and $21,582 at December 31, 2023 and 2022, respectively. Future amortization of deferred leasing costs to be recognized during the current terms of our existing leases as of December 31, 2023 are estimated to be $11,807 in 2024, $10,549 in 2025, $9,912 in 2026, $8,919 in 2027, $8,116 in 2028 and $37,668 thereafter.
Debt Issuance Costs. Costs related to the issuance or assumption of debt are capitalized and amortized to interest expense over the terms of the respective loans. Debt issuance costs, net of accumulated amortization, for our prior $750,000 unsecured revolving credit facility, or our prior revolving credit facility, are included in other assets in our consolidated balance sheets. As of December 31, 2023 and 2022, debt issuance costs for our prior revolving credit facility were $5,328 and $4,593, respectively, and accumulated amortization of debt issuance costs for our prior revolving credit facility were $5,240 and $4,072, respectively. Debt issuance costs, net of accumulated amortization, for our senior unsecured notes and mortgage notes payable are presented as a direct deduction from the associated debt liability in our consolidated balance sheets. As of December 31, 2023 and 2022, debt issuance costs, net of accumulated amortization, for our senior unsecured notes and mortgage notes payable totaled $16,623 and $13,589, respectively. Future amortization of debt issuance costs to be recognized with respect to our prior revolving credit facility, senior unsecured notes and mortgage notes payable as of December 31, 2023 are estimated to be $3,147 in 2024, $2,573 in 2025, $2,239 in 2026, $1,499 in 2027, $1,231 in 2028 and $6,022 thereafter.
Equity Method Investments. As of December 31, 2023, we had noncontrolling ownership interests of 51% and 50% in two unconsolidated joint ventures that owned three properties. The properties owned by these joint ventures are encumbered by an aggregate of $82,000 of mortgage indebtedness. We did not control the activities that are most significant to these joint ventures and, as a result, we accounted for our investments in these joint ventures under the equity method of accounting. See Note 4 for more information regarding our unconsolidated joint ventures.
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
New Accounting Pronouncements. On November 27, 2023, the Financial Accounting Standards Board issued Accounting Standards Update No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, or ASU No. 2023-07, which requires public entities to: (i) provide disclosures of significant segment expenses and other segment items if they are regularly provided to the Chief Operating Decision Maker, or the CODM, and included in each reported measure of segment profit or loss; (ii) provide all annual disclosures about a reportable segment’s profit or loss and assets currently required by Accounting Standards Codification 280, Segment Reporting, or ASC 280, in interim periods; and (iii) disclose the CODM’s title and position, as well as an explanation of how the CODM uses the reported measures and other disclosures. Public entities with a single reportable segment must apply all the disclosure requirements of ASU No. 2023-07, as well as all the existing segment disclosures under ASC 280. The amendments in ASU No. 2023-07 are incremental to the requirements in ASC 280 and do not change how a public entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. ASU No. 2023-07 should be applied retrospectively to all prior periods presented in the financial statements and is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the impact ASU No. 2023-07 will have on our consolidated financial statements and disclosures.
Note 3. Per Common Share Amounts
The calculation of basic and diluted earnings per share is as follows (amounts in thousands, except per share amounts):

	Year Ended December 31,
	2023	2022	2021
Numerators:
Net loss	$(69,432)	$(6,109)	$(8,180)
Income attributable to unvested participating securities	(305)	(427)	—
Net loss used in calculating earnings per share	$(69,737)	$(6,536)	$(8,180)

Denominators:
Weighted average common shares outstanding - basic and diluted (1)	48,389	48,278	48,195

Net loss per common share - basic and diluted	$(1.44)	$(0.14)	$(0.17)
(1)For the years ended December 31, 2023, 2022 and 2021, there were no dilutive common shares. For the year ended December 31, 2021, 34 unvested common shares were not included in the calculation of diluted earnings per share because to do so would have been antidilutive.
Note 4. Real Estate Properties
As of December 31, 2023, our wholly owned properties were comprised of 152 properties containing approximately 20,541,000 rentable square feet, with an undepreciated carrying value of $4,095,010, including $29,331 classified as held for sale. We also had noncontrolling ownership interests of 51% and 50% in two unconsolidated joint ventures that owned three properties containing approximately 468,000 rentable square feet. We generally lease space at our properties on a gross lease,

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
modified gross lease or net lease basis pursuant to fixed term contracts expiring between 2024 and 2053. Some of our leases generally require us to pay all or some property operating expenses and to provide all or most property management services. During the year ended December 31, 2023, we entered into 75 leases for approximately 1,698,000 rentable square feet for a weighted (by rentable square feet) average lease term of 8.5 years and we made commitments of $82,202 for leasing related costs. As of December 31, 2023, we had estimated unspent leasing related obligations of $109,309.
Acquisition Activities
2023 Acquisition Activities
In December 2023, we acquired a vacant land parcel adjacent to a property we own in Irving, TX for $2,750, excluding acquisition related costs.
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
Disposition Activities
The sales completed during the years ended December 31, 2023, 2022 and 2021, as presented in the tables below, do not represent significant dispositions individually or in the aggregate, nor do they represent a strategic shift in our business. As a result, the results of operations of these properties are included in continuing operations through the date of sale in our consolidated statements of comprehensive income (loss).

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
2023 Disposition Activities
During the year ended December 31, 2023, we sold eight properties containing approximately 553,000 rentable square feet for an aggregate sales price of $44,874, excluding closing costs.

Date of Sale	Number of Properties	Location	Rentable Square Feet	Gross Sales Price (1)	Gain (Loss) on Sale of Real Estate
January 2023	3	Richmond, VA (2)	89,000	$5,350	$2,548
April 2023	1	Phoenix, AZ	107,000	4,900	511
June 2023	1	Vernon Hills, IL	100,000	2,825	(2,816)
September 2023	1	Windsor Mill, MD	80,000	10,500	244
October 2023	1	Santa Clara, CA	66,000	16,049	705
November 2023	1	Chelmsford, MA	111,000	5,250	2,588
	8		553,000	$44,874	$3,780
(1)Gross sales price is the gross contract price, excluding closing costs.
(2)Properties were classified as held for sale as of December 31, 2022.

As of December 31, 2023, we had one property located in Chicago, IL containing approximately 248,000 rentable square feet classified as held for sale in our consolidated balance sheets. We recorded an $11,299 loss on impairment of real estate to reduce the carrying value of this property to its estimated fair value less costs to sell as of December 31, 2023. As of February 14, 2024, we have entered into an agreement to sell this property for a sales price of $39,000, excluding closing costs. This pending sale is subject to conditions; accordingly, we cannot be sure that we will complete this sale or that this sale will not be delayed or the terms will not change.
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

Date of Sale	Number of Properties	Location	Rentable Square Feet	Gross Sales Price (1)	Gain (Loss) on Sale of Real Estate	Loss on Impairment of Real Estate
January 2021	—	Kansas City, MO (2)(3)	10,000	$845	$(63)	$—
January 2021	1	Richmond, VA (2)	311,000	130,000	54,181	—
April 2021	1	Huntsville, AL	1,371,000	39,000	—	5,383
July 2021	1	Fresno, CA	532,000	6,000	—	33,902
July 2021	1	Liverpool, NY	38,000	650	31	—
August 2021	1	Memphis, TN	205,000	15,270	287	—
September 2021	1	Stoneham, MA	98,000	6,650	(282)	5,911
October 2021	—	Sterling, VA (4)	—	28,500	24,200	—
	6		2,565,000	$226,915	$78,354	$45,196
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
Unconsolidated Joint Ventures
As of December 31, 2023, we owned interests in two joint ventures that owned three properties. We accounted for these investments under the equity method of accounting. As of December 31, 2023 and 2022, our investments in unconsolidated joint ventures consisted of the following:

	OPI Ownership	OPI Carrying Value of Investments at December 31,		Number of Properties	Location	Rentable Square Feet
Joint Venture		2023	2022
Prosperity Metro Plaza	51%	$18,128	$19,237	2	Fairfax, VA	346,000
1750 H Street, NW	50%	—	15,892	1	Washington, D.C.	122,000
Total		$18,128	$35,129	3		468,000
In October 2023, our joint venture partner in our 1750 H Street, NW joint venture failed to fund a $600 capital call and was in default of the joint venture agreement as of December 31, 2023. During our periodic evaluation of our equity method investments for impairment, we determined that the estimated fair value of our investment in our 1750 H Street, NW joint venture was lower than our carrying value and the decline was other than temporary based on current market conditions and the default of our joint venture partner. As a result, we recorded a loss on impairment of equity method investment of $19,183 during the year ended December 31, 2023 to fully write off its carrying value.

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
The following table provides a summary of the mortgage debt of our two unconsolidated joint ventures:

Joint Venture	Interest Rate (1)	Maturity Date	Principal Balance at December 31, 2023 and 2022 (2)
Prosperity Metro Plaza	4.09%	12/1/2029	$50,000
1750 H Street, NW (3)	3.69%	8/1/2027	32,000
Weighted Average/Total	3.93%		$82,000
(1)Includes the effect of mark to market purchase accounting.
(2)Reflects the entire balance of the debt secured by the properties and is not adjusted to reflect the interests in the joint ventures we did not own. None of the debt is recourse to us.
(3)In July 2023, the maturity date of this mortgage loan was extended by three years at the same interest rate.
As of December 31, 2023, the unamortized basis difference of our Prosperity Metro Plaza joint venture of $701 was primarily attributable to the difference between the amount we paid to purchase our interest in this joint venture, including transaction costs, and the historical carrying value of the net assets of this joint venture. This difference is being amortized over the remaining useful life of the related property and the resulting amortization expense is included in equity in net losses of investees in our consolidated statements of comprehensive income (loss). As of December 31, 2023, there was no unamortized basis difference for our 1750 H Street, NW joint venture.
Note 5. Leases
Rental income from operating leases, including payments derived by index or market-based indices, is recognized on a straight line basis over the lease term when we have determined that the collectability of substantially all of the lease payments is probable. We increased rental income by $26,194, $10,830 and $15,368 to record revenue on a straight line basis during the years ended December 31, 2023, 2022 and 2021, respectively. Rents receivable, excluding properties classified as held for sale, include $112,440 and $86,305 of straight line rent receivables at December 31, 2023 and 2022, respectively.
We do not include in our measurement of our lease receivables certain variable payments, including payments determined by changes in the index or market-based indices after the inception of the lease, certain tenant reimbursements and other income until the specific events that trigger the variable payments have occurred. Such payments totaled $88,173, $83,103 and $85,107 for the years ended December 31, 2023, 2022 and 2021, respectively, of which tenant reimbursements totaled $82,885, $78,388 and $81,295, respectively.
The following operating lease maturity analysis presents the future contractual lease payments to be received by us through 2053 as of December 31, 2023:

Year	Amount
2024	$378,748
2025	339,500
2026	310,205
2027	281,109
2028	243,928
Thereafter	1,428,379
Total	$2,981,869
As of December 31, 2023, tenants representing approximately 1.8% of our total operating lease maturities had exercisable rights to terminate their leases before the stated terms of their leases expire. In 2024, 2025, 2026, 2027, 2028, 2029, 2030, 2031, 2032, 2034, 2035, 2036, 2037 and 2040, early termination rights become exercisable by other tenants who represented an additional approximately 1.4%, 2.5%, 2.4%, 2.0%, 6.1%, 2.0%, 2.6%, 1.0%, 0.8%, 1.4%, 4.4%, 0.6%, 0.6% and 2.3% of our total operating lease maturities, respectively. In certain circumstances, some leases provide the tenant with the right to terminate if the legislature or other funding authority does not appropriate the funding necessary for the tenant to meet its lease obligations; we have determined the fixed non-cancelable lease term of these leases to be the full term of the lease because we believe the occurrence of early terminations to be a remote contingency based on both our historical experience and our assessments of the likelihood of lease cancellation on a separate lease basis. As of December 31, 2023, eight of our tenants had

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
the right to terminate their leases if the respective legislature or other funding authority does not appropriate the funding necessary for the tenant to meet its obligation. These eight tenants represented approximately 3.9% of our total operating lease maturities as of December 31, 2023.
Leases where we are the lessee. We had one lease where we were the lessee which expired on January 31, 2021. We subleased a portion of the space, which sublease also expired on January 31, 2021. Rent expense incurred under the lease, net of sublease revenue, was $79 for the year ended December 31, 2021.
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
Pursuant to our business management agreement with RMR, we recognized net business management fees of $14,751, $17,376 and $18,637 for the years ended December 31, 2023, 2022 and 2021, respectively. The net business management fees we recognized are included in general and administrative expenses in our consolidated statements of comprehensive income (loss) for these periods. The net business management fees we recognized for each of the years ended December 31, 2023, 2022 and 2021 reflect a reduction of $603, for the amortization of the liability we recorded in connection with our former investment in RMR Inc. We did not incur any incentive management fee pursuant to our business management agreement for the years ended December 31, 2023, 2022 or 2021.
•Property Management and Construction Supervision Fees. The property management fees payable to RMR by us for each applicable period are equal to 3.0% of gross collected rents and the construction supervision fees payable to RMR by us for each applicable period are equal to 5.0% of construction costs. Pursuant to our property management agreement with RMR, we recognized aggregate net property management and construction supervision fees of $23,280, $25,756 and $21,103 for each of the years ended December 31, 2023, 2022 and 2021, respectively. The net property management and construction supervision fees we recognized for the years ended December 31, 2023, 2022 and 2021 reflect a reduction of $484 for each of those years for the amortization of the liability we recorded in connection with our former investment in RMR Inc. For the years ended December 31, 2023, 2022 and 2021, $14,890, $15,839 and $16,507, respectively, of the total net property management and construction supervision fees were expensed to other operating expenses in our consolidated statements of income (loss) and $8,390, $9,917 and $4,596,

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
respectively, were capitalized as building improvements in our consolidated balance sheets. The amounts capitalized are being depreciated over the estimated useful lives of the related capital assets.
•Expense Reimbursement. We are generally responsible for all of our operating expenses, including certain expenses incurred or arranged by RMR on our behalf. We are generally not responsible for payment of RMR’s employment, office or administrative expenses incurred to provide management services to us, except for the employment and related expenses of RMR’s employees assigned to work exclusively or partly at our properties, our share of the wages, benefits and other related costs of RMR’s centralized accounting personnel, our share of RMR’s costs for providing our internal audit function and as otherwise agreed. Our property level operating expenses are generally incorporated into rents charged to our tenants, including certain payroll and related costs incurred by RMR. We reimbursed RMR $25,872, $24,371 and $24,766 for these expenses and costs for each of the years ended December 31, 2023, 2022 and 2021, respectively. We included these amounts in other operating expenses and general and administrative expense, as applicable, for these periods.
•Term. Our management agreements with RMR have terms that end on December 31, 2043, and automatically extend on December 31st of each year for an additional year, so that the terms of our management agreements thereafter end on the 20th anniversary of the date of the extension.
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
•Termination Fee. If we terminate one or both of our management agreements with RMR for convenience, or if RMR terminates one or both of our management agreements for good reason, we have agreed to pay RMR a termination fee in an amount equal to the sum of the present values of the monthly future fees, as defined therein, for the terminated management agreement(s) for the term that was remaining prior to such termination, which, depending on the time of termination, would be between 19 and 20 years. If we terminate one or both of our management agreements with RMR for a performance reason, we have agreed to pay RMR the termination fee calculated as described above, but assuming a 10-year term was remaining prior to the termination. We are not required to pay any termination fee if we terminate our management agreements with RMR for cause or as a result of a change of control of RMR.
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
Note 7. Related Person Transactions
We have relationships and historical and continuing transactions with RMR, RMR Inc. and others related to them, including other companies to which RMR or its subsidiaries provide management services and some of which have trustees, directors or officers who are also our Trustees or officers. RMR is a majority owned subsidiary of RMR Inc. The Chair of our

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
Board of Trustees and one of our Managing Trustees, Adam D. Portnoy, is the sole trustee, an officer and the controlling shareholder of ABP Trust, which is the controlling shareholder of RMR Inc., the chair of the board of directors, a managing director, the president and chief executive officer of RMR Inc. and an officer and employee of RMR. Jennifer Clark, our other Managing Trustee, is a managing director and the executive vice president, general counsel and secretary of RMR Inc., an officer and employee of RMR and an officer of ABP Trust. Each of our officers is also an officer and employee of RMR. Some of our Independent Trustees also serve as independent trustees of other public companies to which RMR or its subsidiaries provide management services. Mr. Portnoy serves as chair of the boards and as a managing trustee of these public companies. Other officers of RMR, including Ms. Clark, serve as managing trustees or officers of certain of these companies.
Our Manager, RMR. We have two agreements with RMR to provide management services to us. RMR also provides management services to our unconsolidated joint ventures. See Note 6 for more information regarding our and our unconsolidated joint ventures’ management agreements with RMR.
Leases with RMR. We lease office space to RMR in certain of our properties for RMR’s property management offices. Pursuant to our lease agreements with RMR, we recognized rental income from RMR for leased office space of $851, $1,126 and $1,138 for the years ended December 31, 2023, 2022 and 2021, respectively. Our office space leases with RMR are terminable by RMR if our management agreements with RMR are terminated.
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
Sonesta. In June 2021, we entered into a 30-year lease agreement with a subsidiary of Sonesta International Hotels Corporation, or Sonesta, in connection with the redevelopment of an office property we own in Washington, D.C. as a mixed-use property. Sonesta’s lease commenced in August 2023 and is for the full-service hotel component of the property that includes approximately 230,000 rentable square feet, which represents approximately 55% of the total square feet upon completion of the redevelopment. Sonesta has two options to extend the term for 10 years each. Pursuant to the lease agreement, Sonesta will pay us annual base rent of approximately $6,436 beginning 18 months after the lease commenced. The annual base rent will increase by 10% every five years throughout the term. Sonesta is also obligated to pay its pro rata share of the operating costs for the property. As of December 31, 2023, we have paid approximately $66,000 of tenant improvement costs for the build out of the hotel space pursuant to the lease agreement. Mr. Portnoy is a director and controlling shareholder of Sonesta and Ms. Clark is a director of Sonesta. Another officer and employee of RMR is a director and president and chief executive officer of Sonesta.
Terminated Merger Agreement with DHC. On April 11, 2023, we and Diversified Healthcare Trust, or DHC, entered into an Agreement and Plan of Merger, or the Merger Agreement, pursuant to which we and DHC had agreed that DHC would merge with and into us, with us as the surviving entity in the merger, subject to the terms and conditions of the Merger Agreement. On September 1, 2023, we and DHC mutually agreed to terminate the Merger Agreement and entered into a termination agreement, or the Termination Agreement. The mutual termination of the Merger Agreement was separately recommended by our and DHC’s respective Special Committees of each Board of Trustees, and approved by our and DHC’s respective Board of Trustees. Neither we nor DHC were required to pay any termination fee as a result of the mutual decision to terminate the Merger Agreement. We and DHC bore our and its respective costs and expenses related to the Merger Agreement and the transactions contemplated thereby in accordance with the terms of the Merger Agreement. We recorded $31,491 of expenses during the year ended December 31, 2023 related to the potential merger with DHC, which is included in acquisition and transaction related costs in our consolidated statement of comprehensive income (loss).
Contemporaneously with the execution of the Merger Agreement, on April 11, 2023, we and our manager, RMR, entered into a Third Amended and Restated Property Management Agreement, or the Amended Property Management Agreement. The effectiveness of the Amended Property Management Agreement was conditioned upon the consummation of the merger. Since the merger was not consummated, the Amended Property Management Agreement did not become effective and the Second Amended and Restated Property Management Agreement between us and RMR remains in effect.

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
Note 8. Concentration
Tenant and Credit Concentration
As of December 31, 2023, 2022 and 2021, the U.S. government and certain state and other government tenants combined were responsible for approximately 27.5%, 28.5% and 28.9%, respectively, of our annualized rental income. The U.S. government is our largest tenant by annualized rental income and represented approximately 19.5%, 19.7%, and 19.5% of our annualized rental income as of December 31, 2023, 2022 and 2021, respectively. We define annualized rental income as the annualized contractual base rents from our tenants pursuant to our lease agreements as of the measurement date, plus straight line rent adjustments and estimated recurring expense reimbursements to be paid to us, and excluding lease value amortization.
Geographic Concentration
As of December 31, 2023, our 152 wholly owned properties were located in 30 states and the District of Columbia. Properties located in California, Virginia, Illinois, District of Columbia and Texas were responsible for approximately 11.8%, 11.6%, 10.6%, 9.3%, and 8.8% of our annualized rental income as of December 31, 2023, respectively.
Note 9. Indebtedness
As of December 31, 2023 and 2022, our outstanding indebtedness consisted of the following:

	December 31,
	2023	2022
Revolving credit facility, due in 2024	$205,000	$195,000
Mortgage note payable, 3.700% interest rate, due in 2023 (1)	—	50,000
Senior unsecured notes, 4.250% interest rate, due in 2024	350,000	350,000
Senior unsecured notes, 4.500% interest rate, due in 2025	650,000	650,000
Senior unsecured notes, 2.650% interest rate, due in 2026	300,000	300,000
Senior unsecured notes, 2.400% interest rate, due in 2027	350,000	350,000
Mortgage note payable, 8.272% interest rate, due in 2028	42,700	—
Mortgage note payable, 8.139% interest rate, due in 2028	26,340	—
Mortgage note payable, 7.671% interest rate, due in 2028	54,300	—
Senior unsecured notes, 3.450% interest rate, due in 2031	400,000	400,000
Mortgage note payable, 7.210% interest rate, due in 2033	30,680	—
Mortgage note payable, 7.305% interest rate, due in 2033	8,400	—
Mortgage note payable, 7.717% interest rate, due in 2033	14,900	—
Senior unsecured notes, 6.375% interest rate, due in 2050	162,000	162,000
	2,594,320	2,457,000
Unamortized debt premiums, discounts and issuance costs	(21,711)	(24,208)
	$2,572,609	$2,432,792
(1)This mortgage note was repaid at maturity in June 2023.
In January 2024, we entered into an amended and restated credit agreement, or our credit agreement, governing a new $325,000 secured revolving credit facility and a $100,000 secured term loan. Our credit agreement replaced our prior revolving credit facility, which had a maturity date of January 31, 2024. As collateral for all loans and other obligations under our credit agreement, certain of our subsidiaries pledged all of their respective equity interests in certain of our direct and indirect property owning subsidiaries, and our pledged subsidiaries provided first mortgage liens on 19 properties that had an undepreciated carrying value, including lease intangibles, other assets and other liabilities, of $941,937 as of December 31, 2023. We can borrow, repay, and reborrow funds available under our revolving credit facility until maturity, and no principal repayments on borrowings under our credit agreement are due until maturity. The maturity date of our credit agreement is January 29, 2027 and, subject to the payment of an extension fee and meeting certain other requirements, we can extend the stated maturity date of our revolving credit facility by one year. Our credit agreement contains a number of covenants, including covenants that require us to maintain certain financial ratios, restrict our ability to incur additional debt in excess of calculated amounts and,

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
subject to limited exceptions, restrict our ability to increase our distribution rate above the current level of $0.01 per common share per quarter and enter into share repurchases. Availability of borrowings under our credit agreement is subject to ongoing minimum performance and market values of the 19 collateral properties, our satisfying certain financial covenants and other credit facility conditions.
Interest payable on borrowings under our credit agreement is at a rate of the secured overnight financing rate, or SOFR, plus a margin of 350 basis points. We are also required to pay an unused facility fee on the amount of total lending commitments, which was 35 basis points per annum at February 14, 2024. As of February 14, 2024, we had $132,000 outstanding under our revolving credit facility, $100,000 outstanding under our term loan and $193,000 available for borrowing under our revolving credit facility.
Prior Revolving Credit Facility
Under our prior revolving credit facility, we were required to pay interest at a rate of SOFR plus a premium, which was 145 basis points per annum at December 31, 2023, on the amount outstanding under our prior revolving credit facility, as well as a facility fee on the total amount of lending commitments, which was 30 basis points per annum at December 31, 2023. As of December 31, 2023 and 2022, the annual interest rate payable on borrowings under our prior revolving credit facility was 6.9% and 5.4%, respectively. The weighted average annual interest rate for borrowings under our prior revolving credit facility was 6.5%, 4.0% and 1.2% for the years ended December 31, 2023, 2022 and 2021, respectively. As of December 31, 2023, we had $205,000 outstanding under our prior revolving credit facility.
Our revolving credit facility is governed by a credit agreement with a syndicate of institutional lenders. Our credit agreement and senior notes indentures and their supplements provide for acceleration of payment of all amounts due thereunder upon the occurrence and continuation of certain events of default, such as, in the case of our credit agreement, a change of control of us, which includes RMR ceasing to act as our business and property manager. Our credit agreement and our senior notes indentures and their supplements also contain, and our prior revolving credit facility contained, covenants, including covenants that restrict our ability to incur debts, require us to comply with certain financial covenants and, in the case of our credit agreement, restrict our ability to increase our distribution rate above the current level of $0.01 per common share per quarter. We believe we were in compliance with the terms and conditions of the respective covenants under our credit agreement and our senior notes indentures and their supplements at December 31, 2023.
Mortgage Note Issuances
During the year ended December 31, 2023, we issued six fixed rate, interest-only mortgage notes as summarized in the following table:

Issuance Date	Secured By	Principal Balance (1)	Interest Rate	Maturity	Net Book Value of Collateral as of December 31, 2023
May 2023 (2)	One property	$30,680	7.210%	7/1/2033	$36,807
June 2023	One property	26,340	8.139%	7/1/2028	52,342
June 2023	One property	42,700	8.272%	7/1/2028	42,834
June 2023	One property	8,400	7.305%	7/1/2033	19,035
August 2023	One property	14,900	7.717%	9/1/2033	23,908
September 2023	Two properties	54,300	7.671%	10/6/2028	64,828
Total / Weighted Average		$177,320	7.792%		$239,754
(1)Our mortgage notes are non-recourse, subject to certain limited exceptions and do not contain any material financial covenants.
(2)Requires interest-only payments through May 2028, at which time principal and interest payments are due monthly through the maturity date.
Mortgage Note Repayment
In June 2023, we repaid at maturity, a mortgage note secured by one property with an outstanding principal balance of $50,000, an annual interest rate of 3.70%.

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
Senior Secured Notes Issuance
In February 2024, we issued $300,000 of 9.000% senior secured notes due 2029, or the 2029 Notes. The aggregate net proceeds from the offering of the 2029 Notes were $271,500, after initial purchaser discounts and other estimated offering expenses. The 2029 Notes are fully and unconditionally guaranteed on a joint, several and senior secured basis by certain of our subsidiaries and secured by a pledge of all of the respective equity interests of the subsidiary guarantors and first mortgage liens on 17 properties with an undepreciated carrying value, including lease intangibles, other assets and other liabilities, of $574,291 as of December 31, 2023. The 2029 Notes require semi-annual payments of interest only and are prepayable, at par plus accrued interest, after March 31, 2028.
Senior Unsecured Notes Redemption
In February 2024, we issued a notice of early redemption, at par plus accrued interest, of all of our $350,000 of 4.25% senior unsecured notes due 2024. The redemption is expected to take place in March 2024 and is conditioned upon our borrowing an amount under our revolving credit facility sufficient, together with the net proceeds from the offering of the 2029 Notes, to pay the redemption price on or prior to the redemption date.
The required principal payments due during the next five years and thereafter under all our outstanding consolidated debt as of December 31, 2023 were as follows:

Year	Principal Payment
2024	$555,000
2025	650,000
2026	300,000
2027	350,000
2028	123,487
Thereafter	615,833
Total	$2,594,320	(1)
(1)Total consolidated debt outstanding as of December 31, 2023, net of unamortized premiums, discounts and issuance costs totaling $21,711, was $2,572,609.
None of our unsecured debt obligations require principal or sinking fund payments prior to their maturity dates.
We currently do not have sufficient sources of liquidity to repay our $650,000 senior unsecured notes due 2025 and are evaluating market-based alternatives to obtain debt financing. Based on the significant number of unencumbered properties in our portfolio, our successful history of obtaining debt financings and our current financing metrics, we believe it is probable that we can obtain new debt financing that will allow us satisfy the 2025 unsecured notes as they become due. We have also engaged Moelis & Company LLC as our financial advisor to assist in evaluating our options to address our upcoming debt maturities.

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
Note 10. Fair Value of Assets and Liabilities
The following table presents certain of our assets measured at fair value at December 31, 2023, categorized by level of inputs as defined in the fair value hierarchy under GAAP, used in the valuation of each asset:

		Fair Value at Reporting Date Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Non-recurring Fair Value Measurements Assets
Assets of properties held for sale (1)	$39,000	$—	$39,000	$—
(1)We recorded an impairment charge of $11,299 to reduce the carrying value of one property in our consolidated balance sheet to its estimated fair value less estimated costs to sell of $1,777, based on a negotiated sales price with a third party buyer (Level 2 input as defined in the fair value hierarchy under GAAP). See Note 4 for more information.
We recorded an impairment charge of $19,183 to fully write off our equity method investment in our 1750 H NW joint venture, based on our estimates of fair value of the investment which reflects implied pricing based on ongoing negotiations with the lender to this joint venture regarding the property (a Level 3 input as defined in the fair value hierarchy under GAAP). See Note 4 for more information.
In addition to the assets described above, our financial instruments include our cash and cash equivalents, restricted cash, rents receivable, accounts payable, a revolving credit facility, senior notes, mortgage notes payable, amounts due to related persons, other accrued expenses and security deposits. At December 31, 2023 and 2022, the fair values of our financial instruments approximated their carrying values in our consolidated financial statements, due to their short term nature or floating interest rates, except as follows:

	As of December 31, 2023		As of December 31, 2022
Financial Instrument	Carrying Value(1)	Fair Value	Carrying Value(1)	Fair Value
Senior unsecured notes, 4.25% interest rate, due in 2024	$349,144	$331,510	$346,863	$331,601
Senior unsecured notes, 4.50% interest rate, due in 2025	646,266	510,445	642,818	589,388
Senior unsecured notes, 2.650% interest rate, due in 2026	298,464	185,934	297,839	232,770
Senior unsecured notes, 2.400% interest rate, due in 2027	348,086	196,147	347,466	256,606
Senior unsecured notes, 3.450% interest rate, due in 2031	396,614	199,060	396,178	268,004
Senior unsecured notes, 6.375% interest rate, due in 2050	156,904	83,916	156,711	113,075
Mortgage notes payable (2)(3)	172,131	179,813	49,917	49,099
Total	$2,367,609	$1,686,825	$2,237,792	$1,840,543
(1)Includes unamortized debt premiums, discounts and issuance costs totaling $21,711 and $24,208 as of December 31, 2023 and 2022, respectively.
(2)Balances as of December 31, 2022 include a mortgage note secured by one property with an outstanding principal balance of $50,000 that was repaid in June 2023.
(3)Balances as of December 31, 2023 include six mortgage notes issued during the year ended December 31, 2023 with an aggregate principal balance of $177,320.
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

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
Note 11. Shareholders’ Equity
Share Awards
We have common shares available for issuance under the terms of our Amended and Restated 2009 Incentive Share Award Plan, or the 2009 Plan. During the years ended December 31, 2023, 2022 and 2021, we awarded to our officers and other employees of RMR annual share awards of 210,300, 141,200 and 117,800 of our common shares, respectively, valued at $1,211, $2,470 and $2,994, in aggregate, respectively. We also awarded each of our then Trustees 3,500 of our common shares in each of 2023, 2022 and 2021 as part of their annual compensation. These awards had aggregate values of $249 ($28 per Trustee), $593 ($66 per Trustee) and $837 ($105 per Trustee) in 2023, 2022 and 2021, respectively. The values of the share awards were based upon the closing price of our common shares trading on Nasdaq on the date of award. The common shares awarded to our officers and certain other employees of RMR vest in five equal annual installments beginning on the date of award. The common shares awarded to our Trustees vest immediately. We recognize share forfeitures as they occur and include the value of awarded shares in general and administrative expenses ratably over the vesting period.
A summary of shares awarded, forfeited, vested and unvested under the terms of the 2009 Plan for the years ended December 31, 2023, 2022 and 2021, is as follows:

	2023		2022		2021
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of year	231,301	$21.47	182,224	$26.23	157,521	$29.26
Awarded	241,800	$6.04	172,700	$17.74	145,800	$26.28
Forfeited	(3,700)	$17.31	(1,900)	$25.97	(700)	$25.97
Vested	(180,720)	$16.00	(121,723)	$23.24	(120,397)	$30.24
Unvested at end of year	288,681	$12.01	231,301	$21.47	182,224	$26.23
The 288,681 unvested shares as of December 31, 2023 are scheduled to vest as follows: 98,241 shares in 2024, 83,620 shares in 2025, 65,160 shares in 2026 and 41,660 shares in 2027. As of December 31, 2023, the estimated future compensation expense for the unvested shares was $3,042. The weighted average period over which the compensation expense will be recorded is approximately 23 months. During the years ended December 31, 2023, 2022 and 2021, we recorded $2,257, $2,905 and $2,868, respectively, of compensation expense related to the 2009 Plan. At December 31, 2023, 657,860 of our common shares remained available for issuance under the 2009 Plan.
Share Purchases
During the years ended December 31, 2023, 2022 and 2021, we purchased 48,329, 30,821 and 37,801 of our common shares, respectively, valued at weighted average share prices of $6.08, $17.54 and $26.55 per common share, respectively, from certain of our current and former Trustees and officers and certain current and former officers and employees of RMR in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of our common shares.
Distributions
During the years ended December 31, 2023, 2022 and 2021, we paid distributions on our common shares as follows:

	Annual Per Share Distribution	Total Distributions	Characterization of Distributions
Year			Return of Capital	Ordinary Income	Qualified Dividend
2023	$1.30	$63,187	100.00%	—%	—%
2022	$2.20	$106,630	62.68%	37.32%	—%
2021	$2.20	$106,368	—%	100.00%	—%
On January 11, 2024, we declared a quarterly cash distribution payable to common shareholders of record on January 22, 2024 in the amount of $0.01 per share, or approximately $490. We expect to pay this distribution on or about February 15, 2024.

OFFICE PROPERTIES INCOME TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2023
(dollars in thousands)

				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Cost amount carried at Close of Period
Property	Location	Number of Properties	Encumbrances (1)	Land	Buildings and Equipment		Impairments/ Writedowns	Land	Buildings and Equipment	Total (2)	Accumulated Depreciation (3)	Date(s) Acquired	Original Construction Date(s)
445 Jan Davis Drive	Huntsville, AL	1	$—	$1,501	$1,492	$—	$—	$1,501	$1,492	$2,993	$(199)	12/31/2018	2007
131 Clayton Street	Montgomery, AL	1	—	920	9,084	417	—	920	9,501	10,421	(2,957)	6/22/2011	2007
4344 Carmichael Road	Montgomery, AL	1	—	1,374	11,658	571	—	1,374	12,229	13,603	(3,109)	12/17/2013	2009
15451 North 28th Avenue	Phoenix, AZ	1	—	1,917	7,416	1,239	—	1,917	8,655	10,572	(2,016)	9/10/2014	1996
711 S 14th Avenue	Safford, AZ	1	—	460	11,708	903	(4,440)	364	8,267	8,631	(1,703)	6/16/2010	1992
Regents Center	Tempe, AZ	2	—	4,121	3,042	354	—	4,121	3,396	7,517	(841)	12/31/2018	1988
Campbell Place	Carlsbad, CA	2	—	5,769	3,871	7,595	—	5,769	11,466	17,235	(3,407)	12/31/2018	2007
Folsom Corporate Center (5)	Folsom, CA	1	—	2,904	5,583	1,587	—	2,904	7,170	10,074	(1,238)	12/31/2018	2008
Bayside Technology Park	Fremont, CA	1	—	10,784	648	255	—	10,784	903	11,687	(154)	12/31/2018	1990
10949 N. Mather Boulevard	Rancho Cordova, CA	1	—	562	16,923	1,052	—	562	17,975	18,537	(4,675)	10/30/2013	2012
11020 Sun Center Drive	Rancho Cordova, CA	1	—	1,466	8,797	1,543	—	1,466	10,340	11,806	(2,174)	12/20/2016	1983
100 Redwood Shores Parkway	Redwood City, CA	1	—	14,454	7,721	—	—	14,454	7,721	22,175	(1,071)	12/31/2018	1993
3875 Atherton Road	Rocklin, CA	1	—	177	853	479	—	177	1,332	1,509	(140)	12/31/2018	1991
801 K Street	Sacramento, CA	1	—	4,688	61,994	10,472	—	4,688	72,466	77,154	(15,524)	1/29/2016	1989
9815 Goethe Road	Sacramento, CA	1	—	1,450	9,465	2,181	—	1,450	11,646	13,096	(3,400)	9/14/2011	1992
Capitol Place	Sacramento, CA	1	—	2,290	35,891	8,674	—	2,290	44,565	46,855	(15,686)	12/17/2009	1988
4560 Viewridge Road (5)	San Diego, CA	1	—	4,269	18,316	5,294	—	4,347	23,532	27,879	(14,798)	3/31/1997	1996
2115 O’Nel Drive	San Jose, CA	1	—	12,305	5,062	385	—	12,305	5,447	17,752	(765)	12/31/2018	1984
North First Street	San Jose, CA	1	—	8,311	4,003	443	—	8,311	4,446	12,757	(729)	12/31/2018	1984
Rio Robles Drive	San Jose, CA	3	8,064	23,687	13,698	17,061	—	23,687	30,759	54,446	(3,779)	12/31/2018	1984
2500 Walsh Avenue	Santa Clara, CA	1	—	6,687	8,326	280	—	6,687	8,606	15,293	(1,181)	12/31/2018	1982
3250 and 3260 Jay Street	Santa Clara, CA	2	—	19,899	14,051	114	—	19,899	14,165	34,064	(1,949)	12/31/2018	1982
603 San Juan Avenue	Stockton, CA	1	—	563	5,470	206	—	563	5,676	6,239	(1,586)	7/20/2012	2012
350 West Java Drive	Sunnyvale, CA	1	—	24,609	462	978	—	24,609	1,440	26,049	(148)	12/31/2018	1984
7958 South Chester Street	Centennial, CO	1	—	6,682	7,153	1,801	—	6,682	8,954	15,636	(1,265)	12/31/2018	2000
350 Spectrum Loop	Colorado Springs, CO	1	—	3,650	7,732	594	—	3,650	8,326	11,976	(1,205)	12/31/2018	2000
12795 West Alameda Parkway	Lakewood, CO	1	—	2,640	23,777	1,508	—	2,640	25,285	27,925	(8,849)	1/15/2010	1988
Corporate Center	Lakewood, CO	3	—	2,887	27,537	2,613	—	2,887	30,150	33,037	(15,398)	10/11/2002	1980
11 Dupont Circle, NW	Washington, DC	1	—	28,255	44,743	19,249	—	28,255	63,992	92,247	(12,479)	10/2/2017	1974

OFFICE PROPERTIES INCOME TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2023
(dollars in thousands)

				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Cost amount carried at Close of Period
Property	Location	Number of Properties	Encumbrances (1)	Land	Buildings and Equipment		Impairments/ Writedowns	Land	Buildings and Equipment	Total (2)	Accumulated Depreciation (3)	Date(s) Acquired	Original Construction Date(s)
1211 Connecticut Avenue, NW	Washington, DC	1	—	30,388	24,667	4,855	—	30,388	29,522	59,910	(5,821)	10/2/2017	1967
1401 K Street, NW	Washington, DC	1	—	29,215	34,656	8,485	—	29,215	43,141	72,356	(9,458)	10/2/2017	1929
20 Massachusetts Avenue	Washington, DC	1	—	12,009	51,527	221,203	—	12,231	272,508	284,739	(48,475)	3/31/1997	1996
440 First Street, NW (5)	Washington, DC	1	—	27,903	38,624	2,169	—	27,903	40,793	68,696	(6,341)	10/2/2017	1982
625 Indiana Avenue	Washington, DC	1	—	26,000	25,955	12,158	—	26,000	38,113	64,113	(12,464)	8/17/2010	1989
840 First Street, NE	Washington, DC	1	—	42,727	73,278	2,912	—	42,727	76,190	118,917	(12,414)	10/2/2017	2003
10350 NW 112th Avenue	Miami, FL	1	—	4,798	2,757	2,354	—	4,798	5,111	9,909	(684)	12/31/2018	2002
7850 Southwest 6th Court	Plantation, FL	1	—	4,800	30,592	14,993	—	4,800	45,585	50,385	(9,839)	5/12/2011	1999
8900 Grand Oak Circle	Tampa, FL	1	—	1,100	11,773	1,661	—	1,100	13,434	14,534	(4,219)	10/15/2010	1994
180 Ted Turner Drive SW (5)	Atlanta, GA	1	—	5,717	20,017	1,390	—	5,717	21,407	27,124	(5,989)	7/25/2012	2007
1224 Hammond Drive	Atlanta, GA	1	—	13,040	135,459	11,583	—	13,040	147,042	160,082	(10,789)	6/25/2021	2020
Corporate Square	Atlanta, GA	5	—	3,996	29,763	26,570	—	3,996	56,333	60,329	(21,009)	7/16/2004	1967
Executive Park	Atlanta, GA	1	—	1,521	11,826	4,123	—	1,521	15,949	17,470	(9,089)	7/16/2004	1972
One Georgia Center (5)	Atlanta, GA	1	—	10,250	27,933	20,903	—	10,250	48,836	59,086	(13,865)	9/30/2011	1968
One Primerica Parkway (4)	Duluth, GA	1	25,904	6,927	22,951	40	—	6,927	22,991	29,918	(3,181)	12/31/2018	2013
4712 Southpark Boulevard	Ellenwood, GA	1	—	1,390	19,635	911	—	1,390	20,546	21,936	(5,707)	7/25/2012	2005
8305 NW 62nd Avenue	Johnston, IA	1	—	2,649	7,997	—	—	2,649	7,997	10,646	(1,108)	12/31/2018	2011
1185, 1249 & 1387 S. Vinnell Way	Boise, ID	3	—	3,390	29,026	1,246	—	3,390	30,272	33,662	(8,663)	9/11/2012	1996; 1997; 2002
2020 S. Arlington Heights (5)	Arlington Heights, IL	1	—	1,450	13,588	2,129	—	1,450	15,717	17,167	(5,138)	12/29/2009	1988
1000 W. Fulton (5)	Chicago, IL	1	—	42,935	252,914	528	—	42,935	253,442	296,377	(21,274)	6/24/2021	2015
HUB 1415	Naperville, IL	1	—	12,333	20,586	23,564	—	12,333	44,150	56,483	(7,248)	12/31/2018	2001
7601 and 7635 Interactive Way	Indianapolis, IN	2	—	3,337	14,522	34	—	3,337	14,556	17,893	(1,900)	12/31/2018	2003
Intech Park	Indianapolis, IN	3	—	4,170	69,759	12,052	—	4,170	81,811	85,981	(26,133)	10/14/2011	2000; 2001; 2008
7125 Industrial Road	Florence, KY	1	—	1,698	11,722	293	—	1,698	12,015	13,713	(3,349)	12/31/2012	1980
251 Causeway Street	Boston, MA	3	—	26,851	36,756	5,296	—	26,851	42,052	68,903	(9,174)	8/17/2010	1987
330 Billerica Road	Chelmsford, MA	1	—	2,477	—	10,246	—	2,477	10,246	12,723	(1,924)	12/31/2018	1984
75 Pleasant Street	Malden, MA	1	—	1,050	31,086	275	—	1,050	31,361	32,411	(10,636)	5/24/2010	2008
25 Newport Avenue	Quincy, MA	1	—	2,700	9,199	3,106	—	2,700	12,305	15,005	(3,572)	2/16/2011	1985

OFFICE PROPERTIES INCOME TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2023
(dollars in thousands)

				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Cost amount carried at Close of Period
Property	Location	Number of Properties	Encumbrances (1)	Land	Buildings and Equipment		Impairments/ Writedowns	Land	Buildings and Equipment	Total (2)	Accumulated Depreciation (3)	Date(s) Acquired	Original Construction Date(s)
314 Littleton Road	Westford, MA	1	—	5,691	8,487	100	—	5,691	8,587	14,278	(1,201)	12/31/2018	2007
Annapolis Commerce Center	Annapolis, MD	2	—	4,057	7,665	4,806	—	4,057	12,471	16,528	(2,241)	10/2/2017	1989
4201 Patterson Avenue	Baltimore, MD	1	—	901	8,097	4,134	(85)	893	12,154	13,047	(7,198)	10/15/1998	1989
7001 Columbia Gateway Drive	Columbia, MD	1	—	5,642	10,352	3,444	—	5,642	13,796	19,438	(1,605)	12/31/2018	2008
Hillside Center	Columbia, MD	2	—	3,437	4,228	1,015	—	3,437	5,243	8,680	(1,098)	10/2/2017	2001
TenThreeTwenty	Columbia, MD	1	—	3,126	16,361	4,011	—	3,126	20,372	23,498	(3,418)	10/2/2017	1982
3300 75th Avenue	Landover, MD	1	29,537	4,110	36,371	3,730	—	4,110	40,101	44,211	(13,789)	2/26/2010	1985
Redland 520/530	Rockville, MD	3	—	12,714	61,377	8,002	—	12,714	69,379	82,093	(11,313)	10/2/2017	2008
Redland 540	Rockville, MD	1	—	10,740	17,714	6,108	—	10,740	23,822	34,562	(5,344)	10/2/2017	2003
3550 Green Court	Ann Arbor, MI	1	—	3,630	4,857	—	—	3,630	4,857	8,487	(714)	12/31/2018	1998
11411 E. Jefferson Avenue	Detroit, MI	1	—	630	18,002	586	—	630	18,588	19,218	(6,322)	4/23/2010	2009
Rosedale Corporate Plaza	Roseville, MN	1	—	672	6,045	819	—	672	6,864	7,536	(3,917)	12/1/1999	1987
1300 Summit Street	Kansas City, MO	1	—	2,776	12,070	925	—	2,776	12,995	15,771	(3,690)	9/27/2012	1998
2555 Grand Boulevard (5)	Kansas City, MO	1	—	4,209	51,522	5,414	—	4,209	56,936	61,145	(8,213)	12/31/2018	2003
4241 NE 34th Street	Kansas City, MO	1	—	1,133	5,649	5,056	—	1,470	10,368	11,838	(5,455)	3/31/1997	1995
1220 Echelon Parkway	Jackson, MS	1	14,510	440	25,458	1,571	—	440	27,029	27,469	(7,500)	7/25/2012	2009
2300 and 2400 Yorkmont Road (5)	Charlotte, NC	2	—	1,334	19,075	4,222	—	1,334	23,297	24,631	(3,549)	12/31/2018	1995
18010 and 18020 Burt Street	Omaha, NE	2	—	6,977	12,500	2,369	—	6,977	14,869	21,846	(1,733)	12/31/2018	2012
500 Charles Ewing Boulevard	Ewing, NJ	1	42,279	4,808	26,002	1,554	—	4,808	27,556	32,364	(3,737)	12/31/2018	2012
299 Jefferson Road	Parsippany, NJ	1	—	4,543	2,914	1,282	—	4,543	4,196	8,739	(723)	12/31/2018	2011
One Jefferson Road	Parsippany, NJ	1	—	4,415	5,249	103	—	4,415	5,352	9,767	(741)	12/31/2018	2009
Airline Corporate Center	Colonie, NY	1	—	790	6,400	1,876	—	790	8,276	9,066	(2,239)	6/22/2012	2004
1212 Pittsford - Victor Road	Pittsford, NY	1	—	608	78	1,627	—	608	1,705	2,313	(174)	12/31/2018	1965
2231 Schrock Road	Columbus, OH	1	—	716	217	578	—	716	795	1,511	(163)	12/31/2018	1999
8800 Tinicum Boulevard	Philadelphia, PA	1	—	5,573	22,686	6,022	—	5,573	28,708	34,281	(3,658)	12/31/2018	2000
446 Wrenplace Road	Fort Mill, SC	1	—	5,031	22,524	43	—	5,031	22,567	27,598	(1,704)	12/22/2020	2019
9680 Old Bailes Road	Fort Mill, SC	1	—	834	2,944	91	—	834	3,035	3,869	(423)	12/31/2018	2007
16001 North Dallas Parkway	Addison, TX	2	—	10,282	63,071	2,558	—	10,282	65,629	75,911	(9,485)	12/31/2018	1987

OFFICE PROPERTIES INCOME TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2023
(dollars in thousands)

				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Cost amount carried at Close of Period
Property	Location	Number of Properties	Encumbrances (1)	Land	Buildings and Equipment		Impairments/ Writedowns	Land	Buildings and Equipment	Total (2)	Accumulated Depreciation (3)	Date(s) Acquired	Original Construction Date(s)
Research Park	Austin, TX	2	—	4,258	13,747	534	—	4,258	14,281	18,539	(3,403)	12/31/2018	1999
10451 Clay Road	Houston, TX	1	—	5,495	10,253	2,432	—	5,495	12,685	18,180	(1,809)	12/31/2018	2013
202 North Castlegory Road	Houston, TX	1	—	863	5,024	41	—	863	5,065	5,928	(657)	12/31/2018	2016
4221 W. John Carpenter Freeway	Irving, TX	1	—	1,413	2,365	1,843	—	1,413	4,208	5,621	(1,445)	12/31/2018	1995
8675,8701-8711 Freeport Pkwy and 8901 Esters Boulevard	Irving, TX	3	—	12,970	31,566	138	—	12,970	31,704	44,674	(4,375)	12/31/2018	1990
1511 East Common Street	New Braunfels, TX	1	—	4,965	1,266	251	—	4,965	1,517	6,482	(323)	12/31/2018	2005
2900 West Plano Parkway	Plano, TX	1	—	6,819	8,831	—	—	6,819	8,831	15,650	(1,224)	12/31/2018	1998
3400 West Plano Parkway	Plano, TX	1	—	4,543	15,964	321	—	4,543	16,285	20,828	(2,286)	12/31/2018	1994
3600 Wiseman Boulevard	San Antonio, TX	1	—	3,493	6,662	2,134	—	3,493	8,796	12,289	(1,059)	12/31/2018	2004
701 Clay Road (4)	Waco, TX	1	25,903	2,030	8,708	14,651	—	2,060	23,329	25,389	(9,787)	12/23/1997	1997
1800 Novell Place	Provo, UT	1	—	7,487	43,487	13,364	—	7,487	56,851	64,338	(7,307)	12/31/2018	2000
4885-4931 North 300 West	Provo, UT	2	—	3,915	9,429	21	—	3,915	9,450	13,365	(1,392)	12/31/2018	2009
14660, 14672 & 14668 Lee Road (5)	Chantilly, VA	3	—	6,966	74,214	17,518	—	6,966	91,732	98,698	(15,123)	12/22/2016	1998; 2002; 2006
Enterchange at Meadowville	Chester, VA	1	—	1,478	9,594	1,369	—	1,478	10,963	12,441	(2,720)	8/28/2013	1999
7987 Ashton Avenue	Manassas, VA	1	—	1,562	8,253	1,069	—	1,562	9,322	10,884	(1,946)	1/3/2017	1989
Two Commercial Place	Norfolk, VA	1	—	4,494	21,508	1,033	—	4,494	22,541	27,035	(2,976)	12/31/2018	1974
1759 Business Center Drive	Reston, VA	1	—	4,033	28,517	2,517	—	4,033	31,034	35,067	(7,563)	5/28/2014	1987
1760 Business Center Drive	Reston, VA	1	—	5,033	50,141	6,320	—	5,033	56,461	61,494	(13,571)	5/28/2014	1987
1775 Wiehle Avenue	Reston, VA	1	—	4,138	26,120	5,716	—	4,138	31,836	35,974	(5,376)	10/2/2017	2001
9201 Forest Hill Avenue	Richmond, VA	1	—	1,344	375	668	—	1,344	1,043	2,387	(239)	12/31/2018	1985
9960 Mayland Drive	Richmond, VA	1	—	2,614	15,930	4,690	—	2,614	20,620	23,234	(5,109)	5/20/2014	1994
1751 Blue Hills Drive (5)	Roanoke, VA	1	—	2,689	7,761	—	—	2,689	7,761	10,450	(1,076)	12/31/2018	2003
Atlantic Corporate Park	Sterling, VA	2	—	5,752	29,316	3,616	—	5,752	32,932	38,684	(5,532)	10/2/2017	2008
Orbital Sciences Campus (5)	Sterling, VA	3	—	12,275	19,320	7,400	—	12,269	26,726	38,995	(3,205)	12/31/2018	2001
Sterling Park Business Center	Sterling, VA	1	25,934	5,871	44,324	127	—	5,871	44,451	50,322	(6,951)	10/2/2017	2016
65 Bowdoin Street	S. Burlington, VT	1	—	700	8,416	148	—	700	8,564	9,264	(2,959)	4/9/2010	2009
Stevens Center (5)	Richland, WA	2	—	3,970	17,035	4,776	—	4,042	21,739	25,781	(13,025)	3/31/1997	1995
Unison Elliott Bay-Lab Space	Seattle, WA	2	—	17,316	34,281	137,343	—	17,316	171,624	188,940	(5,302)	12/31/2018	2000
Unison Elliott Bay-Office Space	Seattle, WA	1	—	9,324	18,459	5,101	—	9,324	23,560	32,884	(2,953)	12/31/2018	2000

OFFICE PROPERTIES INCOME TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2023
(dollars in thousands)

				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Cost amount carried at Close of Period
Property	Location	Number of Properties	Encumbrances (1)	Land	Buildings and Equipment		Impairments/ Writedowns	Land	Buildings and Equipment	Total (2)	Accumulated Depreciation (3)	Date(s) Acquired	Original Construction Date(s)
5353 Yellowstone Road (5)	Cheyenne, WY	1	—	1,915	8,217	2,402	—	1,950	10,584	12,534	(6,251)	3/31/1997	1995
		151	$172,131	$785,646	$2,492,042	$792,516	$(4,525)	$786,310	$3,279,369	$4,065,679	$(650,179)
Properties Held for Sale
400 South Jefferson Street	Chicago, IL	1	—	19,379	20,115	1,136	(11,299)	13,555	15,776	29,331	(3,030)	12/31/2018	1947
		1	—	19,379	20,115	1,136	(11,299)	13,555	15,776	29,331	(3,030)
		152	$172,131	$805,025	$2,512,157	$793,652	$(15,824)	$799,865	$3,295,145	$4,095,010	$(653,209)
(1) Represents mortgage debt, net of the unamortized balance of debt issuance costs totaling $5,189.
(2) Excludes the value of real estate intangibles. Aggregate cost for federal income tax purposes is approximately $7,540,917.
(3) Depreciation on building and improvements is provided for periods ranging up to 40 years and on equipment up to seven years.
(4) These two properties are collateral for our $54,300 mortgage note.
(5) These 19 properties (with the exception of 14660 Lee Road) are collateral for our $325,000 secured revolving credit facility and $100,000 term loan under our amended and restated credit facility, which we entered into in January 2024.

OFFICE PROPERTIES INCOME TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2023
(dollars in thousands)

An analysis of the carrying amount of real estate properties and accumulated depreciation is as follows:

	Real Estate Properties	Accumulated Depreciation
Balance at December 31, 2020	$3,522,143	$451,914
Additions	584,805	92,266
Loss on asset impairment	(58,696)	—
Disposals	(72,137)	(8,675)
Cost basis adjustment (1)	(37,239)	(37,239)
Reclassification of assets of properties held for sale	(27,790)	(2,354)
Balance at December 31, 2021	3,911,086	495,912
Additions	222,951	96,966
Loss on asset impairment	(17,303)	—
Disposals	(173,841)	(26,997)
Cost basis adjustment (1)	(4,235)	(4,235)
Reclassification of assets of properties held for sale	(2,584)	(188)
Balance at December 31, 2022	3,936,074	561,458
Additions	221,246	107,460
Loss on asset impairment	(11,299)	—
Disposals	(51,011)	(15,709)
Reclassification of assets of properties held for sale	(29,331)	(3,030)
Balance at December 31, 2023	$4,065,679	$650,179
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

OFFICE PROPERTIES INCOME TRUST
By:	/s/ Yael Duffy
Yael Duffy President and Chief Operating Officer

Dated: February 15, 2024
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Yael Duffy	President and Chief Operating Officer	February 15, 2024
Yael Duffy

/s/ Brian E. Donley	Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)	February 15, 2024
Brian E. Donley

/s/ Jennifer B. Clark	Managing Trustee	February 15, 2024
Jennifer B. Clark

/s/ Adam D. Portnoy	Managing Trustee	February 15, 2024
Adam D. Portnoy

/s/ Donna D. Fraiche	Independent Trustee	February 15, 2024
Donna D. Fraiche

/s/ Barbara D. Gilmore	Independent Trustee	February 15, 2024
Barbara D. Gilmore

/s/ John L. Harrington	Independent Trustee	February 15, 2024
John L. Harrington

/s/ William A. Lamkin	Independent Trustee	February 15, 2024
William A. Lamkin

/s/ Elena Poptodorova	Independent Trustee	February 15, 2024
Elena Poptodorova

/s/ Jeffrey P. Somers	Independent Trustee	February 15, 2024
Jeffrey P. Somers

/s/ Mark A. Talley	Independent Trustee	February 15, 2024
Mark A. Talley