Form 10-Q
period 2024-03-31
OFFICE PROPERTIES INCOME TRUST
filed 2024-05-01
CIK 1456772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Number of registrant’s common shares of beneficial interest, $.01 par value per share, outstanding as of April 30, 2024: 48,749,942

OFFICE PROPERTIES INCOME TRUST

FORM 10-Q

March 31, 2024

References in this Quarterly Report on Form 10-Q to “the Company”, “OPI”, “we”, “us” or “our” include Office Properties Income Trust and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

PART I.    Financial Information
Item 1.    Financial Statements
OFFICE PROPERTIES INCOME TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)
(unaudited)

	March 31, 2024	December 31, 2023
ASSETS
Real estate properties:
Land	$782,660	$786,310
Buildings and improvements	3,296,591	3,279,369
Total real estate properties, gross	4,079,251	4,065,679
Accumulated depreciation	(678,278)	(650,179)
Total real estate properties, net	3,400,973	3,415,500
Assets of properties held for sale	11,888	37,310
Investments in unconsolidated joint ventures	17,898	18,128
Acquired real estate leases, net	244,502	263,498
Cash and cash equivalents	23,513	12,315
Restricted cash	20,593	14,399
Rents receivable	137,489	133,264
Deferred leasing costs, net	85,828	86,971
Other assets, net	15,246	8,284
Total assets	$3,957,930	$3,989,669

LIABILITIES AND SHAREHOLDERS’ EQUITY
Unsecured debt, net	$1,847,664	$2,400,478
Secured debt, net	731,563	172,131
Liabilities of properties held for sale	324	2,525
Accounts payable and other liabilities	109,665	140,166
Due to related persons	7,259	7,025
Assumed real estate lease obligations, net	11,091	11,665
Total liabilities	2,707,566	2,733,990

Commitments and contingencies

Shareholders’ equity:
Common shares of beneficial interest, $.01 par value: 200,000,000 shares authorized, 48,754,546 and 48,755,415 shares issued and outstanding, respectively	488	488
Additional paid in capital	2,621,849	2,621,493
Cumulative net income	94,990	100,174
Cumulative common distributions	(1,466,963)	(1,466,476)
Total shareholders’ equity	1,250,364	1,255,679
Total liabilities and shareholders’ equity	$3,957,930	$3,989,669

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OFFICE PROPERTIES INCOME TRUST
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(amounts in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2024	2023

Rental income	$139,435	$132,422

Expenses:
Real estate taxes	15,709	15,333
Utility expenses	8,151	7,260
Other operating expenses	27,327	26,057
Depreciation and amortization	50,341	51,692
Acquisition and transaction related costs	233	3,218
General and administrative	5,644	5,925
Total expenses	107,405	109,485

(Loss) gain on sale of real estate	(2,384)	2,548
Interest and other income	1,357	164
Interest expense (including net amortization of debt premiums, discounts and issuance costs of $3,444 and $2,205, respectively)	(35,476)	(25,231)
Loss on early extinguishment of debt	(425)	—
(Loss) income before income tax expense and equity in net losses of investees	(4,898)	418
Income tax expense	(56)	(30)
Equity in net losses of investees	(230)	(834)
Net loss	$(5,184)	$(446)

Weighted average common shares outstanding (basic and diluted)	48,466	48,336

Per common share amounts (basic and diluted):
Net loss	$(0.11)	$(0.01)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OFFICE PROPERTIES INCOME TRUST
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(dollars in thousands)
(unaudited)

	Number of Shares	Common Shares	Additional Paid In Capital	Cumulative Net Income	Cumulative Common Distributions	Total Shareholders’ Equity
Balance at December 31, 2023	48,755,415	$488	$2,621,493	$100,174	$(1,466,476)	$1,255,679
Common share grants	—	—	362	—	—	362
Common share forfeitures and repurchases	(869)	—	(6)	—	—	(6)
Net loss	—	—	—	(5,184)	—	(5,184)
Distributions to common shareholders	—	—	—	—	(487)	(487)
Balance at March 31, 2024	48,754,546	$488	$2,621,849	$94,990	$(1,466,963)	$1,250,364

	Number of Shares	Common Shares	Additional Paid In Capital	Cumulative Net Income	Cumulative Common Distributions	Total Shareholders’ Equity
Balance at December 31, 2022	48,565,644	$486	$2,619,532	$169,606	$(1,403,289)	$1,386,335
Common share grants	—	—	477	—	—	477
Common share forfeitures and repurchases	(1,935)	—	(15)	—	—	(15)
Net loss	—	—	—	(446)	—	(446)
Distributions to common shareholders	—	—	—	—	(26,710)	(26,710)
Balance at March 31, 2023	48,563,709	$486	$2,619,994	$169,160	$(1,429,999)	$1,359,641

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OFFICE PROPERTIES INCOME TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Three Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,184)	$(446)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	29,699	24,947
Net amortization of debt premiums, discounts and issuance costs	3,444	2,205
Amortization of acquired real estate leases and assumed real estate lease obligations, net	17,669	24,614
Amortization of deferred leasing costs	3,408	2,365
Loss (gain) on sale of real estate	2,384	(2,548)
Loss on early extinguishment of debt	425	—
Straight line rental income	(7,379)	(4,173)
Other non-cash expenses, net	90	204
Equity in net losses of investees	230	834
Change in assets and liabilities:
Rents receivable	2,934	2,846
Deferred leasing costs	(3,342)	(2,841)
Other assets	(773)	(1,189)
Accounts payable and other liabilities	(17,207)	4,110
Due to related persons	234	972
Net cash provided by operating activities	26,632	51,900

CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate improvements	(40,034)	(66,665)
Contributions to unconsolidated joint ventures	—	(2,263)
Proceeds from sale of properties, net	35,672	5,112
Net cash used in investing activities	(4,362)	(63,816)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of senior unsecured notes	(350,000)	—
Proceeds from issuance of senior secured notes	280,500	—
Borrowings on revolving credit facility	232,000	75,000
Repayments on revolving credit facility	(247,000)	(25,000)
Borrowings on secured term loan	100,000	—
Payment of debt issuance costs	(19,885)	(266)
Repurchase of common shares	(6)	(13)
Distributions to common shareholders	(487)	(26,710)
Net cash (used in) provided by financing activities	(4,878)	23,011

Increase in cash, cash equivalents and restricted cash	17,392	11,095
Cash, cash equivalents and restricted cash at beginning of period	26,714	12,249
Cash, cash equivalents and restricted cash at end of period	$44,106	$23,344
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OFFICE PROPERTIES INCOME TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(dollars in thousands)
(unaudited)

	Three Months Ended March 31,
	2024	2023
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$34,639	$25,033

NON-CASH INVESTING ACTIVITIES:
Real estate improvements accrued, not paid	$18,084	$41,172
Capitalized interest	$969	$2,106

SUPPLEMENTAL DISCLOSURE OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows:

	As of March 31,
	2024	2023
Cash and cash equivalents	$23,513	$23,344
Restricted cash (1)	20,593	—
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$44,106	$23,344
(1)Restricted cash consists of cash held for operations and amounts escrowed for future real estate taxes, insurance, leasing costs, capital expenditures and debt service, as required by certain of our debt agreements.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(unaudited)

Note 1. Basis of Presentation
The accompanying condensed consolidated financial statements of Office Properties Income Trust and its subsidiaries, or OPI, we, us or our, are unaudited. Certain information and disclosures required by U.S. generally accepted accounting principles, or GAAP, for complete financial statements have been condensed or omitted. We believe the disclosures made are adequate to make the information presented not misleading. However, the accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2023, or our 2023 Annual Report. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair statement of results for the interim period have been included. All intercompany transactions and balances with or among our consolidated subsidiaries have been eliminated. Our operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.
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

	Three Months Ended March 31,
	2024	2023
Numerators:
Net loss	$(5,184)	$(446)
Income attributable to unvested participating securities	(3)	(126)
Net loss used in calculating earnings per common share	$(5,187)	$(572)

Denominators:
Weighted average common shares outstanding - basic and diluted	48,466	48,336

Net loss per common share - basic and diluted	$(0.11)	$(0.01)
Note 4. Real Estate Properties
As of March 31, 2024, our wholly owned properties were comprised of 151 properties containing approximately 20,293,000 rentable square feet, with an undepreciated carrying value of $4,091,230, including $11,979 classified as held for sale. We also had noncontrolling ownership interests of 51% and 50% in two unconsolidated joint ventures that owned three properties containing approximately 471,000 rentable square feet. We generally lease space at our properties on a gross lease, modified gross lease or net lease basis pursuant to fixed term contracts expiring between 2024 and 2053. Some of our leases generally require us to pay all or some property operating expenses and to provide all or most property management services. During the three months ended March 31, 2024, we entered into 13 leases for approximately 488,000 rentable square feet for a weighted (by rentable square feet) average lease term of 9.3 years, and we made commitments of $10,977 for leasing related costs. As of March 31, 2024, we had estimated unspent leasing related obligations of $103,390.
We regularly evaluate whether events or changes in circumstances have occurred that could indicate an impairment in the value of long lived assets. Impairment indicators may include declining tenant occupancy, lack of progress re-leasing vacant space, tenant bankruptcies, low long term prospects for improvement in property performance, weak or declining tenant profitability, cash flow or liquidity, our decision to dispose of an asset before the end of its estimated useful life and legislative, market or industry changes that could permanently reduce the value of a property. If there is an indication that the carrying value of an asset is not recoverable, we estimate the projected undiscounted cash flows to determine if an impairment loss should be recognized. The future net undiscounted cash flows are subjective and are based in part on assumptions regarding hold periods, market rents and terminal capitalization rates. We determine the amount of any impairment loss by comparing the historical carrying value to estimated fair value. We estimate fair value through an evaluation of recent financial performance and projected discounted cash flows using standard industry valuation techniques. In addition to consideration of impairment upon the events or changes in circumstances described above, we regularly evaluate the remaining useful lives of our long lived assets. If we change our estimate of the remaining useful lives, we allocate the carrying value of the affected assets over their revised remaining useful lives.
Disposition Activities
During the three months ended March 31, 2024, we sold one property containing approximately 248,000 rentable square feet for a sales price of $38,500, excluding closing costs, and recognized a $2,384 loss on sale of real estate. The sale of this property does not represent a strategic shift in our business. As a result, the results of operations of this property are included in continuing operations through the date of sale in our condensed consolidated statements of comprehensive income (loss).

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)
(unaudited)
As of March 31, 2024, we had one property containing approximately 156,000 rentable square feet classified as held for sale in our condensed consolidated balance sheet. In April 2024, we entered into an agreement to sell another property containing approximately 126,000 rentable square feet for a sales price of $7,800, excluding closing costs. This pending sale is subject to conditions, and accordingly, we cannot be sure that we will complete this sale or that this sale will not be delayed or the terms will not change.
Unconsolidated Joint Ventures
As of March 31, 2024, we owned interests in two joint ventures that owned three properties. We accounted for these investments under the equity method of accounting. As of March 31, 2024 and December 31, 2023, our investments in unconsolidated joint ventures consisted of the following:

		OPI Carrying Value of Investments at
Joint Venture	OPI Ownership	March 31, 2024	December 31, 2023	Number of Properties	Location	Rentable Square Feet
Prosperity Metro Plaza	51%	$17,898	$18,128	2	Fairfax, VA	346,000
1750 H Street, NW	50%	—	—	1	Washington, D.C.	125,000
Total		$17,898	$18,128	3		471,000
The following table provides a summary of the mortgage debt of our two unconsolidated joint ventures:

Joint Venture	Interest Rate (1)	Maturity Date	Principal Balance at March 31, 2024 and December 31, 2023 (2)
Prosperity Metro Plaza	4.09%	12/1/2029	$50,000
1750 H Street, NW	3.69%	8/1/2027	32,000
Weighted Average / Total	3.93%		$82,000
(1)Includes the effect of mark to market purchase accounting.
(2)Reflects the entire balance of the debt secured by the properties and is not adjusted to reflect the interests in the joint ventures we do not own. None of the debt is recourse to us.
In March 2024, our 1750 H Street, NW joint venture did not have sufficient cash flow to pay its monthly debt service, resulting in an event of default. We expect the non-recourse mortgage lender to this joint venture to take full possession of the property in the second quarter. We wrote off our full investment in this joint venture as of December 31, 2023 and did not make capital contributions to this joint venture during the three months ended March 31, 2024. Accordingly, we did not record our proportionate share of operating results of the joint venture for the three months ended March 31, 2024.
As of March 31, 2024, the unamortized basis difference of our Prosperity Metro Plaza joint venture of $694 was primarily attributable to the difference between the amount we paid to purchase our interest in this joint venture, including transaction costs, and the historical carrying value of the net assets of this joint venture. This difference is being amortized over the remaining useful life of the related property and the resulting amortization expense is included in equity in net losses of investees in our condensed consolidated statements of comprehensive income (loss).
As of March 31, 2024, there was no unamortized basis difference for our 1750 H Street, NW joint venture.
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
We increased rental income to record revenue on a straight line basis by $7,379 and $4,173 for the three months ended March 31, 2024 and 2023, respectively. Rents receivable, excluding properties classified as held for sale, included $119,102 and $112,440 of straight line rent receivables at March 31, 2024 and December 31, 2023, respectively.
We do not include in our measurement of our lease receivables certain variable payments, including payments determined by changes in the index or market-based indices after the inception of the lease, certain tenant reimbursements and other income until the specific events that trigger the variable payments have occurred. Such payments totaled $22,558 and $21,370 for the three months ended March 31, 2024 and 2023, respectively, of which tenant reimbursements totaled $21,329 and $20,066, respectively.
Note 6. Concentration
Tenant and Credit Concentration
As of March 31, 2024 and 2023, the U.S. government and certain state and other government tenants combined were responsible for approximately 27.6% and 28.5%, respectively, of our annualized rental income. The U.S. government is our largest tenant by annualized rental income and represented approximately 20.2% and 19.6% of our annualized rental income as of March 31, 2024 and 2023, respectively. We define annualized rental income as the annualized contractual base rents from our tenants pursuant to our lease agreements as of the measurement date, plus straight line rent adjustments and estimated recurring expense reimbursements to be paid to us, and excluding lease value amortization.
Geographic Concentration
As of March 31, 2024, our 151 wholly owned properties were located in 30 states and the District of Columbia. Properties located in Virginia, California, the District of Columbia, Georgia and Illinois were responsible for approximately 12.1%, 11.8%, 9.9%, 9.1% and 8.8% of our annualized rental income as of March 31, 2024, respectively.
Note 7. Indebtedness
Our principal debt obligations as of March 31, 2024 were: (1) $190,000 of outstanding borrowings under our $325,000 secured revolving credit facility; (2) $100,000 outstanding principal amount under our secured term loan; (3) $2,162,000 aggregate outstanding principal amount of senior notes and (4) $177,320 aggregate outstanding principal amount of mortgage notes.
In January 2024, we entered into an amended and restated credit agreement, or our credit agreement, governing a new $325,000 secured revolving credit facility and a $100,000 secured term loan. Our credit agreement replaced our prior revolving credit facility, which had a maturity date of January 31, 2024. As collateral for all loans and other obligations under our credit agreement, certain of our subsidiaries pledged all of their respective equity interests in certain of our direct and indirect property owning subsidiaries, and our pledged subsidiaries provided first mortgage liens on 19 properties that had a gross book value of real estate assets of $994,753 as of March 31, 2024. We can borrow, repay and reborrow funds available under our revolving credit facility until maturity, and no principal repayments on borrowings under our credit agreement are due until maturity. The maturity date of our credit agreement is January 29, 2027 and, subject to the payment of an extension fee and meeting certain other requirements, we can extend the stated maturity date of our revolving credit facility by one year. Our credit agreement contains a number of covenants, including covenants that require us to maintain certain financial ratios, restrict our ability to incur additional debt in excess of calculated amounts and, subject to limited exceptions, restrict our ability to increase our distribution rate above the current level of $0.01 per common share per quarter and enter into share repurchases. Availability of borrowings under our credit agreement is subject to ongoing minimum performance and market values of the 19 collateral properties, our satisfying certain financial covenants and other credit facility conditions.
Interest payable on borrowings under our credit agreement is at a rate of the secured overnight financing rate, or SOFR, plus a margin of 350 basis points. We are also required to pay an unused facility fee on the amount of total lending commitments, which was 25 basis points per annum at March 31, 2024. As of March 31, 2024 and April 30, 2024, we had $190,000 and $180,000, respectively, outstanding under our revolving credit facility, $100,000 outstanding under our term loan and $135,000 and $145,000, respectively, available for borrowing under our revolving credit facility. As of March 31, 2024, the

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)
(unaudited)
annual interest rate payable on borrowings under our credit agreement was 8.9%. The weighted average annual interest rate for borrowings under our credit agreement for the three months ended March 31, 2024 was 8.5%.
We were required to pay interest at a rate of SOFR plus a premium, which was 110 basis points per annum as of March 31, 2023, on the amount outstanding under our prior revolving credit facility, as well as a facility fee on the total amount of lending commitments, which was 25 basis points per annum. The weighted average annual interest rate for borrowings under our prior revolving credit facility for the three months ended March 31, 2023 was 5.6%.
Our revolving credit facility is governed by a credit agreement with a syndicate of institutional lenders. Our credit agreement and senior notes indentures and their supplements provide for acceleration of payment of all amounts due thereunder upon the occurrence and continuation of certain events of default, such as, in the case of our credit agreement, a change of control of us, which includes The RMR Group LLC, or RMR, ceasing to act as our business and property manager. Our credit agreement and senior notes indentures and their supplements also contain covenants, including covenants that restrict our ability to incur debts, require us to comply with certain financial covenants and, in the case of our credit agreement, restrict our ability to increase our distribution rate above the current level of $0.01 per common share per quarter. We believe we were in compliance with the terms and conditions of the respective covenants under our credit agreement and senior notes indentures and their supplements at March 31, 2024.
Senior Secured Notes Issuance
In February 2024, we issued $300,000 of 9.000% senior secured notes due 2029, or the 2029 Notes. The aggregate net proceeds from the offering of the 2029 Notes were $270,848, after initial purchaser discounts and other offering expenses. The 2029 Notes are fully and unconditionally guaranteed on a joint, several and senior secured basis by certain of our subsidiaries and secured by a pledge of all of the respective equity interests of the subsidiary guarantors and first mortgage liens on 17 properties with a gross book value of real estate assets of $607,727 as of March 31, 2024. The 2029 Notes require semi-annual payments of interest only and are prepayable, at par plus accrued interest, after March 31, 2028.
Senior Unsecured Notes Redemption
In March 2024, we redeemed, at par plus accrued interest, all $350,000 of our 4.25% senior unsecured notes due 2024. As a result of this redemption, we recorded a loss on early extinguishment of debt of $425 during the three months ended March 31, 2024, which represented the unamortized discounts related to these notes.
As of March 31, 2024, seven of our properties with an aggregate gross book value of real estate assets of $353,610 were encumbered by mortgage notes with an aggregate principal amount of $177,320. Our mortgage notes are non-recourse, subject to certain limited exceptions and do not contain any material financial covenants.
We currently do not have sufficient sources of liquidity to repay our $650,000 senior unsecured notes due 2025 and are evaluating market-based alternatives to obtain debt financing. Based on the significant number of unencumbered properties in our portfolio, our successful history of obtaining debt financings and our current financing metrics, we believe it is probable that we can obtain new debt financing that will allow us to satisfy the 2025 senior unsecured notes as they become due. We have also engaged Moelis & Company LLC as our financial advisor to assist in evaluating our options to address our upcoming debt maturities.

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)
(unaudited)
Note 8. Fair Value of Assets and Liabilities
Our financial instruments include our cash and cash equivalents, restricted cash, rents receivable, accounts payable, a revolving credit facility, a term loan, senior notes, mortgage notes payable, amounts due to related persons, other accrued expenses and security deposits. At March 31, 2024 and December 31, 2023, the fair values of our financial instruments approximated their carrying values in our condensed consolidated financial statements, due to their short term nature or floating interest rates, except as follows:

	As of March 31, 2024		As of December 31, 2023
Financial Instrument	Carrying Value (1)	Fair Value	Carrying Value (1)	Fair Value
Senior unsecured notes, 4.25% interest rate, due in 2024 (2)	$—	$—	$349,144	$331,510
Senior unsecured notes, 4.50% interest rate, due in 2025	647,128	537,160	646,266	510,445
Senior unsecured notes, 2.650% interest rate, due in 2026	298,621	173,331	298,464	185,934
Senior unsecured notes, 2.400% interest rate, due in 2027	348,242	171,693	348,086	196,147
Senior secured notes, 9.000% interest rate, due in 2029 (3)	271,620	276,528	—	—
Senior unsecured notes, 3.450% interest rate, due in 2031	396,722	169,276	396,614	199,060
Senior unsecured notes, 6.375% interest rate, due in 2050	156,951	70,502	156,904	83,916
Mortgage notes payable	172,212	178,387	172,131	179,813
Total	$2,291,496	$1,576,877	$2,367,609	$1,686,825

(1)Includes unamortized debt premiums, discounts and issuance costs totaling $47,824 and $21,711 as of March 31, 2024 and December 31, 2023, respectively.
(2)These senior notes were redeemed in March 2024.
(3)These senior notes were issued in February 2024.
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
Note 9. Shareholders’ Equity
Share Purchases
During the three months ended March 31, 2024, we purchased 869 of our common shares, valued at a share price of $7.12, from a former officer and employee of RMR in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of our common shares. We withheld and purchased these common shares at their fair market value based upon the trading price of our common shares at the close of trading on Nasdaq on the purchase date.
Distributions
During the three months ended March 31, 2024, we declared and paid regular quarterly distributions to common shareholders as follows:

Declaration Date	Record Date	Paid Date	Distributions Per Common Share	Total Distributions
January 11, 2024	January 22, 2024	February 15, 2024	$0.01	$487
On April 11, 2024, we declared a regular quarterly distribution payable to common shareholders of record on April 22, 2024 in the amount of $0.01 per share, or approximately $487. We expect to pay this distribution on or about May 16, 2024.

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
Pursuant to our business management agreement with RMR, we recognized net business management fees of $3,558 and $3,951 for the three months ended March 31, 2024 and 2023, respectively. Based on our common share total return, as defined in our business management agreement, as of March 31, 2024, no estimated incentive fees are included in the net business management fees we recognized for the three months ended March 31, 2024. The actual amount of annual incentive fees for 2024, if any, will be based on our common share total return for the three year period ending December 31, 2024, and will be payable in January 2025. We did not incur an incentive fee payable to RMR for the year ended December 31, 2023. We include business management fees in general and administrative expenses in our condensed consolidated statements of comprehensive income (loss).
Pursuant to our property management agreement with RMR, we recognized aggregate net property management and construction supervision fees of $4,550 and $6,319 for the three months ended March 31, 2024 and 2023, respectively. Of these amounts, for the three months ended March 31, 2024 and 2023, $3,818 and $3,733, respectively, were expensed to other operating expenses in our condensed consolidated statements of comprehensive income (loss) and $732 and $2,586, respectively, were capitalized as building improvements in our condensed consolidated balance sheets. The amounts capitalized are being depreciated over the estimated useful lives of the related capital assets.
We are generally responsible for all of our operating expenses, including certain expenses incurred or arranged by RMR on our behalf. We are generally not responsible for payment of RMR’s employment, office or administrative expenses incurred to provide management services to us, except for the employment and related expenses of RMR’s employees assigned to work exclusively or partly at our properties, our share of the wages, benefits and other related costs of RMR’s centralized accounting personnel, our share of RMR’s costs for providing our internal audit function and as otherwise agreed. Our property level operating expenses are generally incorporated into the rents charged to our tenants, including certain payroll and related costs incurred by RMR. We reimbursed RMR $6,587 and $6,347 for these expenses and costs for the three months ended March 31, 2024 and 2023, respectively. We included these amounts in other operating expenses and general and administrative expenses, as applicable, in our condensed consolidated statements of comprehensive income (loss).
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
Our Manager, RMR. We have two agreements with RMR to provide management services to us. RMR also provides management services to our two unconsolidated joint ventures. See Note 10 for more information regarding our and our unconsolidated joint ventures’ management agreements with RMR.
Leases with RMR. We lease office space to RMR in certain of our properties for RMR’s property management offices. Pursuant to our lease agreements with RMR, we recognized rental income from RMR for leased office space of $194 and $223 for the three months ended March 31, 2024 and 2023, respectively.

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)
(unaudited)
Sonesta. We lease 230,000 rentable square feet of an office property in Washington, D.C. to a subsidiary of Sonesta International Hotels Corporation, or Sonesta. Our lease with Sonesta commenced in August 2023 and expires in 2053 and Sonesta has two options to extend the term for 10 years each. Pursuant to the lease agreement, Sonesta will pay us annual base rent of approximately $6,436 beginning February 2025. The annual base rent will increase by 10% every five years throughout the term. Sonesta is also obligated to pay its pro rata share of the operating costs for the property. We recognized rental income of $2,775 during the three months ended March 31, 2024 under our lease with Sonesta. Mr. Portnoy is a director and controlling shareholder of Sonesta and Ms. Clark is a director of Sonesta. Another officer and employee of RMR is a director and president and chief executive officer of Sonesta.
For more information about these and other such relationships and certain other related person transactions, refer to our 2023 Annual Report.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following information should be read in conjunction with our Condensed Consolidated Financial Statements and accompanying notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our 2023 Annual Report.
OVERVIEW (dollars in thousands, except per share and per square foot data)
We are a real estate investment trust, or REIT, organized under Maryland law. As of March 31, 2024, our wholly owned properties were comprised of 151 properties and we had noncontrolling ownership interests of 51% and 50% in two unconsolidated joint ventures that owned three properties containing approximately 471,000 rentable square feet. As of March 31, 2024, our properties are located in 30 states and the District of Columbia and contain approximately 20,293,000 rentable square feet. As of March 31, 2024, our properties were leased to 261 different tenants with a weighted average remaining lease term (based on annualized rental income) of approximately 6.6 years. The U.S. government is our largest tenant, representing approximately 20.2% of our annualized rental income as of March 31, 2024. The term annualized rental income as used herein is defined as the annualized contractual base rents from our tenants pursuant to our lease agreements as of March 31, 2024, plus straight line rent adjustments and estimated recurring expense reimbursements to be paid to us, and excluding lease value amortization.
Leases representing approximately 13.0% and 8.6% of our annualized rental income are scheduled to expire during the remainder of 2024 and 2025, respectively, and we may be unable to renew leases or find replacement tenants. Certain changes in office space utilization, including increased remote work arrangements and tenants consolidating their real estate footprint, continue to impact the market. The utilization and demand for office space continues to face headwinds and the duration and ultimate impact of current trends on the demand for office space at our properties remains uncertain and subject to change. Accordingly, we do not yet know what the full extent of the impacts will be on our or our tenants’ businesses and operations nor the long-term outlook for leasing our properties. Higher interest rates, inflationary pressures, geopolitical hostilities and tensions, and concerns that the U.S. economy may enter an economic recession have caused disruptions in the financial markets and these factors could adversely affect our and our tenants’ financial condition and the ability or willingness of our tenants to renew our leases or pay rent to us. We also have a significant amount of debt maturing in the next 12 months. Deteriorating office fundamentals, high interest rates and market sentiment towards the office sector may restrict our access to, and likely increase our cost of, capital as we seek to refinance our debts.
For more information about the risks relating to these dynamics and conditions and their impacts on us and our business, see Part I, Item IA, “Risk Factors”, of our 2023 Annual Report.
Property Operations
Unless otherwise noted, the data presented in this section includes properties classified as held for sale as of March 31, 2024 and excludes three properties owned by two unconsolidated joint ventures in which we owned 51% and 50% interests. For more information regarding our properties classified as held for sale and our two unconsolidated joint ventures, see Note 4 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Occupancy data for our properties as of March 31, 2024 and 2023 was as follows (square feet in thousands):

	All Properties (1)		Comparable Properties (2)
	March 31,		March 31,
	2024	2023	2024	2023
Total properties	151	157	145	145
Total rentable square feet (3)	20,293	20,895	19,134	19,169
Percent leased (4)	85.6%	90.5%	88.2%	94.2%
(1)Based on properties we owned on March 31, 2024 and 2023, respectively.
(2)Based on properties we owned continuously since January 1, 2023; excludes one property classified as held for sale, five properties affected by significant redevelopment activities and three properties owned by two unconsolidated joint ventures in which we owned 51% and 50% interests.
(3)Subject to changes when space is remeasured or reconfigured for tenants.
(4)Percent leased includes (i) space being fitted out for tenant occupancy pursuant to our lease agreements, if any, and (ii) space which is leased, but is not occupied or is being offered for sublease by tenants, if any, as of the measurement date.

The average effective rental rate per square foot for our properties for the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended March 31,
	2024	2023
Average effective rental rate per square foot (1):
All properties (2)	$29.22	$28.85
Comparable properties (3)	$28.86	$28.84
(1)Average effective rental rate per square foot represents annualized total rental income during the period specified divided by the average rentable square feet leased during the period specified.
(2)Based on properties we owned on March 31, 2024 and 2023, respectively.
(3)Based on properties we owned continuously since January 1, 2023; excludes one property classified as held for sale, five properties affected by significant redevelopment activities and three properties owned by two unconsolidated joint ventures in which we owned 51% and 50% interests.
During the three months ended March 31, 2024, changes in rentable square feet leased and available for lease at our properties were as follows (square feet in thousands):

	Three Months Ended March 31, 2024
	Leased	Available for Lease	Total
Beginning of period	17,848	2,693	20,541
Changes resulting from:
Disposition of properties	(248)	—	(248)
Lease expirations	(713)	713	—
Lease renewals (1)	443	(443)	—
New leases (1)	45	(45)	—
End of period	17,375	2,918	20,293
(1)Based on leases entered during the three months ended March 31, 2024.
During the three months ended March 31, 2024, we entered into new and renewal leases as summarized in the following table (square feet in thousands):

	Three Months Ended March 31, 2024
	New Leases	Renewals	Total
Rentable square feet leased	45	443	488
Weighted average rental rate change (by rentable square feet)	(18.7%)	18.4%	10.2%
Tenant leasing costs and concession commitments (1)	$2,826	$8,151	$10,977
Tenant leasing costs and concession commitments per rentable square foot (1)	$63.01	$18.38	$22.48
Weighted (by square feet) average lease term (years)	6.1	9.6	9.3
Total leasing costs and concession commitments per rentable square foot per year (1)	$10.29	$1.92	$2.42
(1)Includes commitments made for leasing expenditures and concessions, such as tenant improvements, leasing commissions, tenant reimbursements and free rent.

During the three months ended March 31, 2024, changes in effective rental rates per square foot achieved for new leases and lease renewals at our properties that commenced during the three months ended March 31, 2024, when compared to prior effective rental rates per square foot in effect for the same space (and excluding space acquired vacant), were as follows (square feet in thousands):

	Three Months Ended March 31, 2024
	Old Effective Rent Per Square Foot (1)	New Effective Rent Per Square Foot (1)	Rentable Square Feet
New leases	$29.29	$46.33	240
Lease renewals	$13.87	$16.29	496
Total leasing activity	$18.89	$26.07	736
(1)Effective rental rates include contractual base rents from our tenants pursuant to our lease agreements, plus straight line rent adjustments and estimated expense reimbursements to be paid to us, and exclude lease value amortization.
During the three months ended March 31, 2024 and 2023, amounts capitalized at our properties for lease related costs, building improvements and development, redevelopment and other activities were as follows:

	Three Months Ended March 31,
	2024	2023
Lease related costs (1)	$16,768	$13,041
Building improvements (2)	4,474	4,582
Recurring capital expenditures	21,242	17,623
Development, redevelopment and other activities (3)	6,911	49,471
Total capital expenditures	$28,153	$67,094
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
(3)Development, redevelopment and other activities generally include capital expenditure projects that reposition a property or result in new sources of revenue. Includes capitalized interest and other operating costs of $1,172 and $2,992 for the three months ended March 31, 2024 and 2023, respectively.
As of March 31, 2024, we had estimated unspent leasing related obligations of $103,390, of which we expect to spend $62,367 over the next 12 months.
As of March 31, 2024, we had leases at our properties totaling approximately 2,546,000 rentable square feet that were scheduled to expire through March 31, 2025. As of April 30, 2024, we expect tenants with leases totaling approximately 2,249,000 rentable square feet that are scheduled to expire through March 31, 2025, excluding space that has been re-leased and space for which we are in advanced negotiations to re-lease, not to renew or to downsize their leased space upon expiration, and we cannot be sure as to whether other tenants will renew their leases upon expiration. Of the 2,249,000 rentable square feet leased to tenants known to be vacating, 2,008,000 rentable square feet relate to properties not encumbered by debt. However, we continue to proactively engage with our existing tenants and are focused on overall tenant retention. Prevailing market conditions and our tenants’ needs at the time we negotiate and enter leases or lease renewals will generally determine rental rates and demand for leased space at our properties, all of which factors are beyond our control. Whenever we renew or enter into new leases for our properties, we intend to seek rents which are equal to or higher than our historical rents for the same properties; however, our ability to maintain or increase the rents for our current properties will depend in large part upon market conditions, which are beyond our control. We cannot be sure of the rental rates that will result from our ongoing negotiations regarding lease renewals or any new or renewed leases we may enter. Also, we may experience material declines in our rental income due to vacancies upon lease expirations or early terminations or lower rents upon lease renewal or reletting. Additionally, we may incur significant costs and make significant concessions to renew our leases with current tenants or lease our properties to new tenants.

As of March 31, 2024, our lease expirations by year were as follows (square feet in thousands):

Year (1)	Number of Leases Expiring	Leased Square Feet Expiring (2)	Percent of Total	Cumulative Percent of Total	Annualized Rental Income Expiring	Percent of Total	Cumulative Percent of Total
2024	56	2,270	13.1%	13.1%	$64,683	13.0%	13.0%
2025	40	1,885	10.8%	23.9%	42,835	8.6%	21.6%
2026	38	1,448	8.3%	32.2%	40,133	8.1%	29.7%
2027	37	2,061	11.9%	44.1%	53,084	10.7%	40.4%
2028	18	659	3.8%	47.9%	31,137	6.2%	46.6%
2029	32	1,108	6.4%	54.3%	33,828	6.8%	53.4%
2030	28	1,014	5.8%	60.1%	27,296	5.5%	58.9%
2031	19	1,027	5.9%	66.0%	29,613	5.9%	64.8%
2032	13	343	2.0%	68.0%	12,941	2.6%	67.4%
2033 and thereafter	52	5,560	32.0%	100.0%	162,885	32.6%	100.0%
Total	333	17,375	100.0%		$498,435	100.0%

Weighted average remaining lease term (in years)		6.2			6.6
(1)The year of lease expiration is pursuant to current contract terms. Some of our leases allow the tenants to vacate the leased premises before the stated expirations of their leases with little or no liability. As of March 31, 2024, tenants occupying approximately 3.0% of our rentable square feet and responsible for approximately 3.0% of our annualized rental income as of March 31, 2024 had exercisable rights to terminate their leases before the stated terms of their leases expire. Also, in 2024, 2025, 2026, 2027, 2028, 2029, 2030, 2031, 2032, 2034, 2035, 2036, 2037 and 2040, early termination rights become exercisable by other tenants who occupied an additional approximately 0.5%, 3.8%, 1.4%, 1.4%, 3.9%, 2.6%, 1.4%, 0.6%, 0.4%, 0.2%, 0.9%, 0.1%, 0.1% and 0.3% of our rentable square feet, respectively, and contributed an additional approximately 0.8%, 6.5%, 2.0%, 2.0%, 4.7%, 2.3%, 1.9%, 0.6%, 0.6%, 0.7%, 1.3%, 0.3%, 0.2% and 0.4% of our annualized rental income, respectively, as of March 31, 2024. In addition, as of March 31, 2024, pursuant to leases with eight of our tenants, these tenants had rights to terminate their leases if their respective legislature or other funding authority does not appropriate rent amounts in their respective annual budgets. These eight tenants occupied approximately 4.3% of our rentable square feet and contributed approximately 4.6% of our annualized rental income as of March 31, 2024.
(2)Leased square feet is pursuant to leases existing as of March 31, 2024, and includes (i) space being fitted out for tenant occupancy pursuant to our lease agreements, if any, and (ii) space which is leased, but is not occupied or is being offered for sublease by tenants, if any. Square feet measurements are subject to changes when space is remeasured or reconfigured for new tenants.
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
As of March 31, 2024, we derived 23.1% of our annualized rental income from our properties located in the metropolitan Washington, D.C. market area, which includes Washington, D.C., Northern Virginia and suburban Maryland. Current economic conditions in this area or a possible recession, including as a result of current inflationary conditions or otherwise, could reduce demand from tenants for our properties, reduce rents that our tenants in this area are willing to pay when our leases expire and increase lease concessions for new leases and renewals. Additionally, there has been a decrease in demand for new leased office space by the U.S. government, including in the metropolitan Washington, D.C. market area, and that could increase competition for government tenants and adversely affect our ability to retain government tenants or maintain or increase our rents when our leases expire.
Our manager, RMR, employs a tenant review process for us. RMR assesses tenants on an individual basis based on various applicable credit criteria. In general, depending on facts and circumstances, RMR evaluates the creditworthiness of a tenant based on information concerning the tenant that is provided by the tenant and, in some cases, information that is publicly available or obtained from third party sources. We consider investment grade tenants to include: (a) investment grade rated tenants; (b) tenants with investment grade rated parent entities that guarantee the tenant’s lease obligations; and/or (c) tenants with investment grade rated parent entities that do not guarantee the tenant’s lease obligations. As of March 31, 2024, tenants contributing 53.5% of annualized rental income were investment grade rated (or their payment obligations were guaranteed by an investment grade rated parent) and tenants contributing an additional 8.1% of annualized rental income were subsidiaries of an investment grade rated parent (although these parent entities were not liable for the payment of rents).

As of March 31, 2024, tenants representing 1% or more of our total annualized rental income were as follows (square feet in thousands):

	Tenant	Credit Rating	Sq. Ft.	% of Leased Sq. Ft.	Annualized Rental Income	% of Total Annualized Rental Income
1	U.S. Government	Investment Grade	3,534	20.3%	$100,747	20.2%
2	Alphabet Inc. (Google)	Investment Grade	386	2.2%	23,004	4.6%
3	Shook, Hardy & Bacon L.L.P.	Not Rated	596	3.4%	19,604	3.9%
4	IG Investments Holdings LLC	Not Rated	339	2.0%	18,319	3.7%
5	Bank of America Corporation	Investment Grade	577	3.3%	16,893	3.4%
6	State of California	Investment Grade	467	2.7%	14,086	2.8%
7	Northrop Grumman Corporation	Investment Grade	337	1.9%	10,781	2.2%
8	Sonesta International Hotels Corporation	Not Rated	234	1.3%	10,404	2.1%
9	State of Georgia	Investment Grade	308	1.8%	7,713	1.5%
10	Sonoma Biotherapeutics, Inc.	Not Rated	107	0.6%	7,634	1.5%
11	PNC Bank	Investment Grade	441	2.5%	7,019	1.4%
12	ServiceNow, Inc.	Investment Grade	149	0.9%	6,675	1.3%
13	Allstate Insurance Corporation	Investment Grade	468	2.7%	6,486	1.3%
14	Automatic Data Processing, Inc.	Investment Grade	289	1.7%	6,346	1.3%
15	Open Text Corporation	Non Investment Grade	190	1.1%	6,178	1.2%
16	Compass Group plc	Investment Grade	267	1.5%	6,076	1.2%
17	Church & Dwight Co., Inc.	Investment Grade	250	1.4%	6,048	1.2%
18	Leidos Holdings Inc.	Investment Grade	159	0.9%	5,962	1.2%
19	Primerica, Inc.	Investment Grade	344	2.0%	5,734	1.2%
20	Science Applications International Corp.	Non Investment Grade	159	0.9%	5,254	1.1%
	Total		9,601	55.1%	$290,963	58.3%
Disposition Activities
During the three months ended March 31, 2024, we sold one property containing approximately 248,000 rentable square feet for a sales price of $38,500, excluding closing costs. The net proceeds from this sale were used to repay amounts outstanding under our revolving credit facility.
We continue to evaluate our portfolio and are currently in various stages of marketing certain of our properties for sale, and we may seek to sell additional properties in the future. In April 2024, we entered into an agreement to sell one property containing approximately 126,000 rentable square feet for a sales price of $7,800, excluding closing costs. We cannot be sure we will sell any properties we are marketing for sale for prices in excess of their carrying values or otherwise. In addition, our pending sale is subject to conditions; accordingly, we cannot be sure that we will complete this sale or that this sale will not be delayed or the terms will not change.
For more information about our disposition activities, see Note 4 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Segment Information
We operate in one business segment: ownership of real estate properties.

RESULTS OF OPERATIONS (amounts in thousands, except per share amounts)

Three Months Ended March 31, 2024, Compared to Three Months Ended March 31, 2023

	Comparable Properties (1) Results Three Months Ended March 31,				Non-Comparable Properties Results Three Months Ended March 31,		Consolidated Results Three Months Ended March 31,
	2024	2023	$ Change	% Change	2024	2023	2024	2023	$ Change	% Change
Rental income	$120,681	$127,553	$(6,872)	(5.4%)	$18,754	$4,869	$139,435	$132,422	$7,013	5.3%
Operating expenses:
Real estate taxes	14,032	14,083	(51)	(0.4%)	1,677	1,250	15,709	15,333	376	2.5%
Utility expenses	7,615	6,978	637	9.1%	536	282	8,151	7,260	891	12.3%
Other operating expenses	25,715	24,834	881	3.5%	1,612	1,223	27,327	26,057	1,270	4.9%
Total operating expenses	47,362	45,895	1,467	3.2%	3,825	2,755	51,187	48,650	2,537	5.2%
Net operating income (2)	$73,319	$81,658	$(8,339)	(10.2%)	$14,929	$2,114	88,248	83,772	4,476	5.3%

Other expenses:
Depreciation and amortization							50,341	51,692	(1,351)	(2.6%)
Acquisition and transaction related costs							233	3,218	(2,985)	(92.8%)
General and administrative							5,644	5,925	(281)	(4.7%)
Total other expenses							56,218	60,835	(4,617)	(7.6%)

(Loss) gain on sale of real estate							(2,384)	2,548	(4,932)	(193.6%)
Interest and other income							1,357	164	1,193	n/m
Interest expense							(35,476)	(25,231)	(10,245)	40.6%
Loss on early extinguishment of debt							(425)	—	(425)	n/m
(Loss) income before income tax expense and equity in net losses of investees							(4,898)	418	(5,316)	n/m
Income tax expense							(56)	(30)	(26)	86.7%
Equity in net losses of investees							(230)	(834)	604	(72.4%)
Net loss							$(5,184)	$(446)	$(4,738)	n/m

Weighted average common shares outstanding (basic and diluted)							48,466	48,336	130	0.3%

Per common share amounts (basic and diluted):
Net loss							$(0.11)	$(0.01)	$(0.10)	n/m

n/m - not meaningful

(1)Comparable properties consists of 145 properties we owned on March 31, 2024 and which we owned continuously since January 1, 2023 and excludes one property classified as held for sale, five properties affected by significant redevelopment activities and three properties owned by two unconsolidated joint ventures in which we owned 51% and 50% interests.
(2)Our definition of net operating income, or NOI, and our reconciliation of net loss to NOI are included below under the heading “Non-GAAP Financial Measures.”
References to changes in the income and expense categories below relate to the comparison of consolidated results for the three months ended March 31, 2024, compared to the three months ended March 31, 2023.
Rental income. Rental income for non-comparable properties increased $10,516 as a result of lease termination fee revenue received related to a property that was sold in March 2024 and $3,369 for properties affected by significant redevelopment activities due to the lease-up of certain of those properties. Rental income for comparable properties declined $6,872 as a result of increased vacancies and lower rents from lease renewals at certain of our properties in the 2024 period. Rental income includes non-cash straight line rent adjustments totaling $7,379 in the 2024 period and $4,173 in the 2023 period, and amortization of acquired real estate leases and assumed real estate lease obligations totaling $33 in the 2024 period and $79 in the 2023 period.

Real estate taxes. Real estate taxes for non-comparable properties increased $916 for properties affected by significant redevelopment activities due to the substantial completion of certain of those properties, partially offset by a decrease of $489 related to our property disposition activities. Real estate taxes for comparable properties decreased $51 primarily due to refunds received in the 2024 period as a result of successful tax appeals at certain of our properties.
Utility expenses. Utility expenses for non-comparable properties increased $369 for properties affected by significant redevelopment activities due to the lease-up of certain of those properties, partially offset by a decline of $115 related to our property disposition activities. Utility expenses for comparable properties increased $637 primarily due to the lease-up of certain previously vacant properties and increased utility expenses for newly vacant properties where tenants previously paid utility expenses directly in the 2024 period.
Other operating expenses. Other operating expenses for non-comparable properties increased $518 for properties affected by significant redevelopment activities due to the substantial completion of certain of those properties, partially offset by a decline of $129 related to our property disposition activities. Other operating expenses for comparable properties increased $881 due to higher snow removal costs and higher insurance costs in the 2024 period.
Depreciation and amortization. Depreciation and amortization for comparable properties declined $2,994 due to certain leasing related assets becoming fully depreciated since January 1, 2023, partially offset by depreciation and amortization of improvements made to certain of our properties since January 1, 2023. Depreciation and amortization for non-comparable properties increased $3,029 for properties affected by significant redevelopment activities due to the substantial completion of certain of those properties, partially offset by a decline of $1,386 related to our property disposition activities.
Acquisition and transaction related costs. Acquisition and transaction related costs consist of costs incurred in connection with our terminated merger with Diversified Healthcare Trust and related transactions.
General and administrative. The decrease in general and administrative expenses is primarily the result of a decrease in base business management fees resulting from a decrease in average total market capitalization and a decrease in share based compensation in the 2024 period compared to the 2023 period.
(Loss) gain on sale of real estate. We recorded a $2,384 loss on sale of real estate resulting from the sale of one property in the 2024 period. We recorded a $2,548 gain on sale of real estate resulting from the sale of three properties in the 2023 period.
Interest and other income. The increase in interest and other income is primarily due to the effect of higher cash balances invested in the 2024 period compared to the 2023 period.
Interest expense. The increase in interest expense is due to higher weighted average interest rates and higher outstanding debt balances in the 2024 period.
Loss on early extinguishment of debt. We recorded a loss on early extinguishment of debt of $425 in the 2024 period for the write off of unamortized discounts resulting from the early redemption of our $350,000 senior unsecured notes due May 2024.
Income tax expense. Income tax expense is primarily the result of operating income earned in jurisdictions where we are subject to state income taxes and can fluctuate based on the timing of our income, including as a result of gains or losses on the sale of real estate.
Equity in net losses of investees. Equity in net losses of investees represents our proportionate share of losses from our investments in our unconsolidated joint ventures.
Net loss. Net loss and net loss per basic and diluted common share increased in the 2024 period compared to the 2023 period primarily as a result of the changes noted above.

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
The following table presents the reconciliation of net loss to NOI for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Net loss	$(5,184)	$(446)
Equity in net losses of investees	230	834
Income tax expense	56	30
(Loss) income before income tax expense and equity in net losses of investees	(4,898)	418
Loss on early extinguishment of debt	425	—
Interest expense	35,476	25,231
Interest and other income	(1,357)	(164)
Loss (gain) on sale of real estate	2,384	(2,548)
General and administrative	5,644	5,925
Acquisition and transaction related costs	233	3,218
Depreciation and amortization	50,341	51,692
NOI	$88,248	$83,772

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
The following table presents the reconciliation of net loss to FFO and Normalized FFO for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Net loss	$(5,184)	$(446)
Add (less): Depreciation and amortization:
Consolidated properties	50,341	51,692
Unconsolidated joint venture properties	642	830
Loss (gain) on sale of real estate	2,384	(2,548)
FFO	48,183	49,528
Add (less): Acquisition and transaction related costs	233	3,218
Loss on early extinguishment of debt	425	—
Lease termination fees for sold property	(10,524)	—
Normalized FFO	$38,317	$52,746

Weighted average common shares outstanding (basic and diluted)	48,466	48,336

FFO per common share (basic and diluted)	$0.99	$1.02
Normalized FFO per common share (basic and diluted)	$0.79	$1.09
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
•our ability to successfully sell properties that we market for sale; and
•our ability to develop, redevelop or reposition properties to produce cash flows in excess of our cost of capital and property operating and capital expenses.

We plan to selectively sell certain properties from time to time to manage leverage levels and to improve our asset diversification, our geographic make-up and the average age of our properties, lengthen the weighted average term of our leases and increase tenant retention. During the three months ended March 31, 2024, we sold one property for an aggregate sales price of $38,500, excluding closing costs. We continue to evaluate our portfolio and are currently in various stages of marketing certain of our properties for sale. In April 2024, we entered into an agreement to sell one property containing approximately 126,000 rentable square feet for a sales price of $7,800, excluding closing costs. We cannot be sure we will sell any properties we are marketing for sale for prices in excess of their carrying values or otherwise. In addition, our pending sale is subject to conditions; accordingly, we cannot be sure that we will complete this sale or that this sale will not be delayed or the terms will not change.
The following is a summary of our sources and uses of cash flows for the periods presented, as reflected in our condensed consolidated statements of cash flows:

	Three Months Ended March 31,
	2024	2023
Cash, cash equivalents and restricted cash at beginning of period	$26,714	$12,249
Net cash provided by (used in):
Operating activities	26,632	51,900
Investing activities	(4,362)	(63,816)
Financing activities	(4,878)	23,011
Cash, cash equivalents and restricted cash at end of period	$44,106	$23,344
The decrease in cash provided by operating activities for the 2024 period compared to the 2023 period was primarily due to decreased NOI due to property dispositions and reductions in occupied space at certain of our properties in the 2024 period. The decrease in cash used in investing activities in the 2024 period compared to the 2023 period was primarily due to higher proceeds received from property sales and decreased capital expenditures in the 2024 period. The change from cash provided by financing activities in the 2023 period to cash used in financing activities in the 2024 period was primarily due to lower net borrowings and payment of debt issuance costs in the 2024 period, partially offset by decreased distributions to our common shareholders in the 2024 period.
Our Investment and Financing Liquidity and Resources (dollar amounts in thousands, except per share amounts)
In order to meet cash needs that may result from our desire or need to make distributions or pay operating or capital expenses or fund acquisitions, we maintain a revolving credit facility which is governed by our credit agreement. Our obligations under our credit agreement are secured by a pledge by certain of our subsidiaries of all of their respective equity interests in certain of our direct and indirect property owning subsidiaries and first mortgage liens on 19 properties owned by the pledged subsidiaries with a gross book value of real estate assets of $994,753 as of March 31, 2024. We can borrow, repay and reborrow funds available under our revolving credit facility until maturity, and no principal repayments are due until maturity. The maturity date of our credit agreement is January 29, 2027, and, subject to the payment of an extension fee and meeting certain other requirements, we can extend the stated maturity date of our revolving credit facility by one year. Our credit agreement contains a number of covenants, including covenants that require us to maintain certain financial ratios, restrict our ability to incur additional debt in excess of calculated amounts and, subject to limited exceptions, restrict our ability to increase our distribution rate above the current level of $0.01 per common share per quarter and enter into share repurchases. Availability of borrowings under our credit agreement is subject to ongoing minimum performance and market values of the 19 collateral properties, our satisfying certain financial covenants and other credit facility conditions.
Interest payable on borrowings under our credit agreement is based on a rate of SOFR plus a margin of 350 basis points. We are also required to pay an unused facility fee on the amount of total lending commitments, which was 25 basis points per annum at March 31, 2024. As of March 31, 2024, the annual interest rate payable on borrowings under our credit agreement was 8.9%. As of March 31, 2024 and April 30, 2024, we had $190,000 and $180,000, respectively, outstanding under our revolving credit facility, $100,000 outstanding under our term loan and $135,000 and $145,000, respectively, available for borrowing under our revolving credit facility.
Senior Secured Notes Issuance and Senior Unsecured Notes Redemption
In February 2024, we issued $300,000 of the 2029 Notes. The aggregate net proceeds from this offering were $270,848, after initial purchaser discounts and other offering expenses. The 2029 Notes are fully and unconditionally guaranteed on a joint, several and senior secured basis by certain of our subsidiaries and secured by a pledge of all of the respective equity interests of the subsidiary guarantors and first mortgage liens on 17 properties with a gross book value of real estate assets of $607,727 as of March 31, 2024. The 2029 Notes require semi-annual payments of interest only and are prepayable, at par plus accrued interest, after March 31, 2028.
In March 2024, we redeemed, at par plus accrued interest, all $350,000 of our 4.25% senior unsecured notes due 2024 using the proceeds from the 2029 Notes and borrowings under our revolving credit facility.
As of March 31, 2024, our debt maturities (other than our revolving credit facility), consisting of senior notes, a term loan and mortgage notes, were as follows:

Year	Debt Maturities
2024	$—
2025	650,000
2026	300,000
2027	450,000
2028	123,487
2029 and thereafter	915,833
Total	$2,439,320
None of our unsecured debt obligations require sinking fund payments prior to their maturity dates. Our mortgage notes currently require monthly payments of interest only; however, certain of our mortgage notes will require payments of principal and interest after a specified date through maturity.
In addition to our debt obligations, as of March 31, 2024, we had estimated unspent leasing related obligations of $103,390, of which we expect to spend $62,367 over the next 12 months.
We substantially completed the redevelopment of a three-property campus located in Seattle, WA containing approximately 300,000 rentable square feet in March 2024. This project included the repositioning of two properties from office to life science and maintaining the third property for office use. We currently estimate the total project costs associated with this redevelopment, including lease related costs that will continue to be incurred subsequent to the completion date, will be approximately $162,000. As of March 31, 2024, we had incurred $138,755 related to this project. In August 2022, we entered into a 10.6 year lease for 83,774 rentable square feet at one of the life science properties that is 109.0% higher than the prior rental rate for the same space, making the redevelopment project 28% leased.
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
We currently do not have sufficient sources of liquidity to repay our $650,000 senior unsecured notes due 2025 and are evaluating market-based alternatives to obtain debt financing. Based on the significant number of unencumbered properties in our portfolio, our successful history of obtaining debt financings and our current financing metrics, we believe it is probable that we can obtain new debt financing that will allow us to satisfy the 2025 senior unsecured notes as they become due. We have also engaged Moelis & Company LLC as our financial advisor to assist in evaluating our options to address our upcoming debt maturities.
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
During the three months ended March 31, 2024, we paid quarterly distributions to our shareholders totaling $487 using cash on hand. On April 11, 2024, we declared a regular quarterly distribution payable to shareholders of record on April 22, 2024 of $0.01 per share, or approximately $487. We expect to pay this distribution on or about May 16, 2024 using cash on hand. We determine our distribution payout ratio with consideration for restrictions under our credit agreement, our expected capital expenditures, cash flows from operations and payment of debt obligations. For more information regarding the distributions we paid and declared during 2024, see Note 9 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
We owned 51% and 50% interests in two unconsolidated joint ventures which owned three properties at March 31, 2024. As of March 31, 2024, the properties owned by these joint ventures were encumbered by an aggregate $82,000 principal amount of mortgage indebtedness, none of which is recourse to us. In March 2024, our 1750 H Street, NW joint venture did not have sufficient cash flow to pay its monthly debt service, resulting in an event of default. We expect the non-recourse mortgage lender to this joint venture to take full possession of the property in the second quarter. As of March 31, 2024, we did not control the activities that are most significant to these joint ventures and, as a result, we accounted for our investments in these joint ventures under the equity method of accounting. For more information on the financial condition and results of operations of these joint ventures, see Note 4 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. Other than these joint ventures, as of March 31, 2024, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Debt Covenants (dollars in thousands)
Our principal debt obligations as of March 31, 2024 consisted of $190,000 of borrowings outstanding under our revolving credit facility, $100,000 outstanding principal amount under our secured term loan, an outstanding principal balance of $2,162,000 of senior notes and mortgage notes with an outstanding principal balance of $177,320. Also, the three properties owned by two joint ventures in which we owned 51% and 50% interests secured two additional mortgage notes. Our senior notes are governed by indentures and their supplements. Our credit agreement and our senior notes indentures and their supplements provide for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, such as, in the case of our credit agreement, a change of control of us, which includes RMR ceasing to act as our business and property manager. Our credit agreement and our senior notes indentures and their supplements also contain a number of covenants, including those that restrict our ability to incur debts, including debts secured by mortgages on our properties, in excess of calculated amounts, require us to comply with certain financial covenants and, in the case of our credit agreement, restrict our ability to increase our distribution rate above the current level of $0.01 per common share per quarter. As of March 31, 2024, we believe we were in compliance with the terms and conditions of our respective covenants under our credit agreement and our senior notes indentures and their supplements. Our mortgage notes are non-recourse, subject to certain limited exceptions, and do not contain any material financial covenants.
As of March 31, 2024, adjusted total assets for covenant purposes as defined in our senior notes indentures were $5,302,159. Assets serving as collateral under our credit agreement, our secured senior notes or mortgage notes represented $1,986,221 of adjusted total assets, as defined in our senior notes indentures. Our unencumbered assets represented $3,315,938 of adjusted total assets.

The following table presents the calculation of adjusted total assets to total assets in accordance with GAAP as of March 31, 2024:

Total assets	$3,957,930
Plus: accumulated depreciation	678,278
Plus: adjustments to reflect original cost of real estate assets	1,047,942
Less: accounts receivable and intangibles	(381,991)
Adjusted total assets	$5,302,159
Neither our credit agreement nor our senior notes indentures and their supplements contain provisions for acceleration which could be triggered by our credit ratings.
Our credit agreement and our senior notes indentures and their supplements contain cross default provisions to any other debts of more than $25,000 (or more than $50,000 in certain circumstances).
Related Person Transactions
We have relationships and historical and continuing transactions with RMR, RMR Inc. and others related to them. For more information about these and other such relationships and related person transactions, see Notes 10 and 11 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, our 2023 Annual Report, our definitive Proxy Statement for our 2024 Annual Meeting of Shareholders and our other filings with the SEC. In addition, see the section captioned “Risk Factors” in Part I, Item 1A of our 2023 Annual Report for a description of risks that may arise as a result of these and other related person transactions and relationships. We may engage in additional transactions with related persons, including businesses to which RMR or its subsidiaries provide management services.
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
A discussion of our critical accounting estimates is included in our 2023 Annual Report. There have been no significant changes in our critical accounting estimates since the year ended December 31, 2023.

Item 3. Quantitative and Qualitative Disclosures About Market Risk (dollar amounts in thousands, except per share data)
We are exposed to risks associated with market changes in interest rates. We manage our exposure to this market risk by monitoring available financing alternatives. Our strategy to manage exposure to changes in interest rates has not materially changed since December 31, 2023. Other than as described below, we do not currently foresee any significant changes in our exposure to fluctuations in interest rates or in how we manage this exposure in the near future.
Fixed Rate Debt
As of March 31, 2024, our outstanding fixed rate debt consisted of the following:

Debt	Principal Balance (1)	Annual Interest Rate (1)	Annual Interest Expense	Maturity	Interest Payments Due
Senior unsecured notes	$650,000	4.500%	$29,250	2025	Semi-annually
Senior unsecured notes	300,000	2.650%	7,950	2026	Semi-annually
Senior unsecured notes	350,000	2.400%	8,400	2027	Semi-annually
Mortgage note (one property)	26,340	8.139%	2,144	2028	Monthly
Mortgage note (one property)	42,700	8.272%	3,532	2028	Monthly
Mortgage note (two properties)	54,300	7.671%	4,165	2028	Monthly
Senior secured notes	300,000	9.000%	27,000	2029	Semi-annually
Senior unsecured notes	400,000	3.450%	13,800	2031	Semi-annually
Mortgage note (one property)	30,680	7.210%	2,212	2033	Monthly
Mortgage note (one property)	8,400	7.305%	614	2033	Monthly
Mortgage note (one property)	14,900	7.717%	1,150	2033	Monthly
Senior unsecured notes	162,000	6.375%	10,328	2050	Quarterly
Total	$2,339,320		$110,545
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
Our senior notes require semi-annual or quarterly interest payments through maturity. Our mortgage notes require monthly payments of interest only or payments of principal and interest through maturity. Because these debts require interest to be paid at a fixed rate, changes in market interest rates during the term of these debts will not affect our interest obligations. If these debts were refinanced at interest rates which are one percentage point higher or lower than shown above, our annual interest cost would increase or decrease by approximately $23,393.
Changes in market interest rates also would affect the fair value of our fixed rate debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt. In response to significant and prolonged increases in inflation, the U.S. Federal Reserve has raised interest rates multiple times since the beginning of 2022. Although the U.S. Federal Reserve has indicated that it may lower interest rates in 2024, we cannot be sure that it will do so, and interest rates may remain at the current high levels or continue to increase. Based on the balances outstanding at March 31, 2024, and discounted cash flow analyses through the respective maturity dates, and assuming no other changes in factors that may affect the fair value of our fixed rate debt obligations, a hypothetical immediate one percentage point increase in interest rates would change the fair value of those obligations by approximately $64,459.
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

In addition to the fixed rate debt presented in the table above, at March 31, 2024, we had noncontrolling ownership interests of 51% and 50% in two unconsolidated joint ventures that owned three properties that were secured by fixed rate debt consisting of the following mortgage notes:

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
(3)In March 2024, the 1750 H Street, NW joint venture did not have sufficient cash flow to pay its monthly debt service, resulting in an event of default. We expect the non-recourse mortgage lender to this joint venture to take full possession of the property in the second quarter.
Floating Rate Debt
As of March 31, 2024, our floating rate debt consisted of $190,000 outstanding under our $325,000 secured revolving credit facility and $100,000 outstanding on our secured term loan, both of which are governed by our credit agreement. Our credit agreement matures on January 29, 2027. We can borrow, repay and reborrow funds available under our revolving credit facility, and no principal payments are due under our credit agreement until maturity. Subject to the payment of an extension fee and meeting certain other requirements, we can extend the stated maturity date of our revolving credit facility by one year.
Borrowings under our credit agreement are in U.S. dollars and require interest to be paid at a rate of SOFR plus a margin of 350 basis points. Accordingly, we are vulnerable to changes in U.S. dollar based short term rates, specifically SOFR. Generally, a change in interest rates would not affect the value of our floating rate debt but would affect our operating results.
The following table presents the impact a one percentage point increase in interest rates would have on our annual floating rate interest expense as of March 31, 2024:

	Impact of an Increase in Interest Rates
	Annual Interest Rate (1)	Outstanding Debt	Total Interest Expense Per Year	Annual Earnings Per Share Impact (2)
At March 31, 2024	8.9%	$290,000	$25,810	$0.53
One percentage point increase	9.9%	$290,000	$28,710	$0.59
(1)Based on SOFR plus a margin of 350 basis points per annum as of March 31, 2024.
(2)Based on the weighted average common shares outstanding (diluted) for the three months ended March 31, 2024.
The following table presents the impact a one percentage point increase in interest rates would have on our annual floating rate interest expense as of March 31, 2024 if we were fully drawn on our revolving credit facility and term loan:

	Impact of an Increase in Interest Rates
	Annual Interest Rate (1)	Outstanding Debt (2)	Total Interest Expense Per Year	Annual Earnings Per Share Impact (3)
At March 31, 2024	8.9%	$425,000	$37,825	$0.78
One percentage point increase	9.9%	$425,000	$42,075	$0.87
(1)Based on SOFR plus a margin of 350 basis points per annum as of March 31, 2024.
(2)Represents the maximum amount available under our revolving credit facility and term loan.
(3)Based on the weighted average common shares outstanding (diluted) for the three months ended March 31, 2024.
The foregoing tables show the impact of an immediate increase in floating interest rates as of March 31, 2024. If interest rates were to increase gradually over time, the impact would be spread over time. Our exposure to fluctuations in floating interest rates will increase or decrease in the future with increases or decreases in the outstanding amount under our revolving credit facility or our term loan, or our other floating rate debt, if any. Although we have no present plans to do so, we may in the future enter into hedge arrangements from time to time to mitigate our exposure to changes in interest rates.

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
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Warning Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other securities laws that are subject to risks and uncertainties. These statements may include words such as “believe”, “expect”, “anticipate”, “intend”, “plan”, “estimate”, “will”, “may” and negatives or derivatives of these or similar expressions. These forward-looking statements include, among others, statements about: our leverage levels and possible future financings; demand for office space; our future leasing activity, commitments and obligations; economic and market conditions; our liquidity needs and sources; our capital expenditure plans and commitments; acquisitions and our pending or potential dispositions; our redevelopment and construction activities and plans; our joint ventures; and the amount and timing of future distributions.
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
•Our ability to pay distributions to our shareholders and to maintain or increase the amount of such distributions,
•The ability of our manager, RMR, to successfully manage us,
•Compliance with, and changes to, federal, state and local laws and regulations, accounting rules, tax laws and similar matters,
•The impact of any U.S. government shutdown or failure to increase the government debt ceiling on our ability to collect rents and pay our operating expenses, debt obligations and distributions to shareholders on a timely basis,
•Actual and potential conflicts of interest with our related parties, including our Managing Trustees, RMR, Sonesta and others affiliated with them,
•Limitations imposed by and our ability to satisfy complex rules to maintain our qualification for taxation as a REIT for U.S. federal income tax purposes,
•Acts of terrorism, outbreaks of pandemics or other public health safety events or conditions, war or other hostilities, global climate change or other manmade or natural disasters beyond our control, and
•Other matters.
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

Part II. Other Information
Item 1A. Risk Factors
There have been no material changes to the risk factors from those previously disclosed in our 2023 Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer purchases of equity securities. The following table provides information about our purchases of our equity securities during the quarter ended March 31, 2024:

Calendar Month	Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2024 - January 31, 2024	869	$7.12	—	$—
(1)These common share withholdings and purchases were made to satisfy tax withholding and payment obligations of a former officer and employee of RMR in connection with the vesting of awards of our common shares to them. We withheld and purchased these shares at their fair market value based upon the trading price of our common shares at the close of trading on Nasdaq on the purchase date.
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

10.2
Pledge Agreement, dated as of January 29, 2024, among certain subsidiaries of the Company party thereto and Wells Fargo Bank, National Association, as Collateral Agent. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 30, 2024.)

10.3
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
Dated: May 1, 2024

By:	/s/ Brian E. Donley
Brian E. Donley
Chief Financial Officer and Treasurer
(principal financial officer and principal accounting officer)
Dated: May 1, 2024