Form 10-Q
period 2024-06-30
OFFICE PROPERTIES INCOME TRUST
filed 2024-07-31
CIK 1456772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Number of registrant’s common shares of beneficial interest, $.01 par value per share, outstanding as of July 30, 2024: 50,247,775

OFFICE PROPERTIES INCOME TRUST

FORM 10-Q

June 30, 2024

References in this Quarterly Report on Form 10-Q to “the Company”, “OPI”, “we”, “us” or “our” include Office Properties Income Trust and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

PART I.    Financial Information
Item 1.    Financial Statements
OFFICE PROPERTIES INCOME TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)
(unaudited)

	June 30, 2024	December 31, 2023
ASSETS
Real estate properties:
Land	$750,591	$786,310
Buildings and improvements	3,031,469	3,279,369
Total real estate properties, gross	3,782,060	4,065,679
Accumulated depreciation	(610,698)	(650,179)
Total real estate properties, net	3,171,362	3,415,500
Assets of properties held for sale	117,815	37,310
Investments in unconsolidated joint ventures	17,718	18,128
Acquired real estate leases, net	225,312	263,498
Cash and cash equivalents	13,498	12,315
Restricted cash	20,889	14,399
Rents receivable	140,505	133,264
Deferred leasing costs, net	83,481	86,971
Other assets, net	9,276	8,284
Total assets	$3,799,856	$3,989,669

LIABILITIES AND SHAREHOLDERS’ EQUITY
Unsecured debt, net	$987,272	$2,400,478
Secured debt, net	1,320,571	172,131
Liabilities of properties held for sale	3,318	2,525
Accounts payable and other liabilities	142,443	140,166
Due to related persons	5,991	7,025
Assumed real estate lease obligations, net	10,562	11,665
Total liabilities	2,470,157	2,733,990

Commitments and contingencies

Shareholders’ equity:
Common shares of beneficial interest, $.01 par value: 200,000,000 shares authorized, 50,258,636 and 48,755,415 shares issued and outstanding, respectively	503	488
Additional paid in capital	2,625,486	2,621,493
Cumulative net income	171,161	100,174
Cumulative common distributions	(1,467,451)	(1,466,476)
Total shareholders’ equity	1,329,699	1,255,679
Total liabilities and shareholders’ equity	$3,799,856	$3,989,669

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OFFICE PROPERTIES INCOME TRUST
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(amounts in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Rental income	$123,686	$133,997	$263,121	$266,419

Expenses:
Real estate taxes	14,727	15,901	30,436	31,234
Utility expenses	5,762	5,742	13,913	13,002
Other operating expenses	27,151	26,634	54,478	52,691
Depreciation and amortization	50,391	51,601	100,732	103,293
Loss on impairment of real estate	131,732	—	131,732	—
Transaction related costs	—	11,181	233	14,399
General and administrative	5,290	5,785	10,934	11,710
Total expenses	235,053	116,844	342,458	226,329

(Loss) gain on sale of real estate	(64)	(2,305)	(2,448)	243
Interest and other income	226	337	1,583	501
Interest expense (including net amortization of debt premiums, discounts and issuance costs of $3,634, $2,327, $7,078 and $4,532 respectively)	(38,349)	(26,525)	(73,825)	(51,756)
Gain on early extinguishment of debt	225,798	—	225,373	—
Income (loss) before income tax benefit (expense) and equity in net losses of investees	76,244	(11,340)	71,346	(10,922)
Income tax benefit (expense)	107	(211)	51	(241)
Equity in net losses of investees	(180)	(691)	(410)	(1,525)
Net income (loss)	$76,171	$(12,242)	$70,987	$(12,688)

Weighted average common shares outstanding (basic and diluted)	48,648	48,354	48,557	48,345

Per common share amounts (basic and diluted):
Net income (loss)	$1.56	$(0.25)	$1.45	$(0.27)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OFFICE PROPERTIES INCOME TRUST
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(dollars in thousands)
(unaudited)

	Number of Shares	Common Shares	Additional Paid In Capital	Cumulative Net Income	Cumulative Common Distributions	Total Shareholders’ Equity
Balance at December 31, 2023	48,755,415	$488	$2,621,493	$100,174	$(1,466,476)	$1,255,679
Common share grants	—	—	362	—	—	362
Common share repurchases	(869)	—	(6)	—	—	(6)
Net loss	—	—	—	(5,184)	—	(5,184)
Distributions to common shareholders	—	—	—	—	(487)	(487)
Balance at March 31, 2024	48,754,546	488	2,621,849	94,990	(1,466,963)	1,250,364
Issuance of common shares	1,406,952	14	3,166	—	—	3,180
Common share grants	104,643	1	486	—	—	487
Common share repurchases	(7,505)	—	(15)	—	—	(15)
Net income	—	—	—	76,171	—	76,171
Distributions to common shareholders	—	—	—	—	(488)	(488)
Balance at June 30, 2024	50,258,636	$503	$2,625,486	$171,161	$(1,467,451)	$1,329,699

Balance at December 31, 2022	48,565,644	$486	$2,619,532	$169,606	$(1,403,289)	$1,386,335
Common share grants	—	—	477	—	—	477
Common share forfeitures and repurchases	(1,935)	—	(15)	—	—	(15)
Net loss	—	—	—	(446)	—	(446)
Distributions to common shareholders	—	—	—	—	(26,710)	(26,710)
Balance at March 31, 2023	48,563,709	486	2,619,994	169,160	(1,429,999)	1,359,641
Common share grants	31,500	—	744	—	—	744
Common share forfeitures and repurchases	(7,559)	—	(47)	—	—	(47)
Net loss	—	—	—	(12,242)	—	(12,242)
Distributions to common shareholders	—	—	—	—	(12,141)	(12,141)
Balance at June 30, 2023	48,587,650	$486	$2,620,691	$156,918	$(1,442,140)	$1,335,955

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OFFICE PROPERTIES INCOME TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Six Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$70,987	$(12,688)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	60,690	50,459
Net amortization of debt premiums, discounts and issuance costs	7,078	4,532
Amortization of acquired real estate leases and assumed real estate lease obligations, net	34,447	48,581
Amortization of deferred leasing costs	6,486	4,739
Loss (gain) on sale of real estate	2,448	(243)
Loss on impairment of real estate	131,732	—
Gain on early extinguishment of debt	(231,957)	—
Straight line rental income	(14,942)	(8,429)
Other non-cash expenses, net	306	673
Equity in net losses of investees	410	1,525
Changes in assets and liabilities:
Rents receivable	3,653	3,440
Deferred leasing costs	(5,577)	(13,106)
Other assets	4,295	3,234
Accounts payable and other liabilities	(10,523)	5,748
Due to related persons	(1,034)	(237)
Net cash provided by operating activities	58,499	88,228

CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate improvements	(57,004)	(138,724)
Contributions to unconsolidated joint ventures	—	(3,763)
Proceeds from sale of properties, net	35,722	12,527
Net cash used in investing activities	(21,282)	(129,960)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of mortgage notes payable	—	(50,000)
Proceeds from issuance of mortgage notes payable	—	108,120
Repayment of senior unsecured notes	(350,242)	—
Proceeds from issuance of senior secured notes	280,500	—
Borrowings on revolving credit facility	250,000	205,000
Repayments on revolving credit facility	(277,000)	(160,000)
Borrowings on secured term loan	100,000	—
Payment of debt issuance costs	(31,806)	(8,907)
Repurchase of common shares	(21)	(57)
Distributions to common shareholders	(975)	(38,851)
Net cash (used in) provided by financing activities	(29,544)	55,305

Increase in cash, cash equivalents and restricted cash	7,673	13,573
Cash, cash equivalents and restricted cash at beginning of period	26,714	12,249
Cash, cash equivalents and restricted cash at end of period	$34,387	$25,822
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OFFICE PROPERTIES INCOME TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(dollars in thousands)
(unaudited)

	Six Months Ended June 30,
	2024	2023
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$65,353	$51,134
Income taxes paid	$319	$339

NON-CASH INVESTING ACTIVITIES:
Real estate improvements accrued, not paid	$32,438	$30,852
Capitalized interest	$969	$4,732

NON-CASH FINANCING ACTIVITIES:
Extinguishment of unsecured senior notes in exchange for senior secured notes and common shares	$(294,610)	$—

SUPPLEMENTAL DISCLOSURE OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows:

	As of June 30,
	2024	2023
Cash and cash equivalents	$13,498	$25,212
Restricted cash (1)	20,889	610
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$34,387	$25,822
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerators:
Net income (loss)	$76,171	$(12,242)	$70,987	$(12,688)
Income attributable to unvested participating securities	(431)	(56)	(411)	(182)
Net income (loss) used in calculating earnings per common share	$75,740	$(12,298)	$70,576	$(12,870)

Denominators:
Weighted average common shares outstanding - basic and diluted	48,648	48,354	48,557	48,345

Net income (loss) per common share - basic and diluted	$1.56	$(0.25)	$1.45	$(0.27)
Note 4. Real Estate Properties
As of June 30, 2024, our wholly owned properties were comprised of 151 properties containing approximately 20,293,000 rentable square feet, with an undepreciated carrying value of $3,989,206, including $207,146 classified as held for sale. We also had a noncontrolling ownership interest of 51% in an unconsolidated joint venture that owned two properties containing approximately 346,000 rentable square feet. We generally lease space at our properties on a gross lease, modified gross lease or net lease basis pursuant to fixed term contracts expiring between 2024 and 2053. Some of our leases generally require us to pay all or some property operating expenses and to provide all or most property management services. During the three months ended June 30, 2024, we entered into 12 leases for approximately 208,000 rentable square feet for a weighted (by rentable square feet) average lease term of 4.0 years, and we made commitments of $3,982 for leasing related costs. During the six months ended June 30, 2024, we entered into 25 leases for approximately 696,000 rentable square feet for a weighted (by rentable square feet) average lease term of 7.7 years and we made commitments for approximately $14,959 of leasing related costs. As of June 30, 2024, we had estimated unspent leasing related obligations of $80,649.
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
Disposition Activities
During the six months ended June 30, 2024, we sold one property containing approximately 248,000 rentable square feet for a sales price of $38,500, excluding closing costs, and recognized a $2,448 loss on sale of real estate. The sale of this property does not represent a strategic shift in our business. As a result, the results of operations of this property are included in continuing operations through the date of sale in our condensed consolidated statements of comprehensive income (loss).

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)
(unaudited)
As of June 30, 2024, we had 12 properties classified as held for sale in our condensed consolidated balance sheet that are under agreement to sell for an aggregate sales price of $93,539 as summarized below:

Date of Sale Agreement	Number of Properties	Location	Rentable Square Feet	Gross Sales Price (1)	Loss on Impairment of Real Estate
April 2024	1	Malden, MA	126,000	$7,800	$13,973
May 2024	1	Colorado Springs, CO	156,000	27,229	—
May 2024	1	Atlanta, GA	126,000	17,610	—
June 2024	3	Indianapolis, IN	434,000	10,100	50,852
July 2024	5	Atlanta, GA	378,000	19,000	21,126
July 2024	1	Westford, MA	175,000	11,800	3,554
	12		1,395,000	$93,539	$89,505
(1)Gross sales price is the contract price, excluding closing costs.
We also had three additional properties held for sale in our condensed consolidated balance sheet as of June 30, 2024 and we recorded a $42,227 loss on impairment to adjust the carrying values of these properties to their estimated fair values, less costs to sell, during the six months ended June 30, 2024. The pending sales in the preceding table are subject to conditions; accordingly, we cannot be sure that we will complete these sales or that these sales will not be delayed or the terms will not change. See Note 8 for more information regarding our properties held for sale.
Unconsolidated Joint Ventures
As of June 30, 2024, we owned an interest in one joint venture that owned two properties. We accounted for this investment under the equity method of accounting. In March 2024, our 1750 H Street, NW joint venture did not have sufficient cash flow to pay its monthly debt service, resulting in an event of default. In June 2024, the non-recourse mortgage lender to this joint venture completed a foreclosure of the property and the joint venture no longer has an economic interest in the property. We wrote off our full investment in this joint venture as of December 31, 2023 and did not make capital contributions to this joint venture during the six months ended June 30, 2024. Accordingly, we did not record our proportionate share of operating results of the joint venture for the six months ended June 30, 2024. As of June 30, 2024 and December 31, 2023, our investments in our unconsolidated joint ventures consisted of the following:

		OPI Carrying Value of Investments at
Joint Venture	OPI Ownership	June 30, 2024	December 31, 2023	Number of Properties	Location	Rentable Square Feet
Prosperity Metro Plaza	51%	$17,718	$18,128	2	Fairfax, VA	346,000
1750 H Street, NW	50%	—	—	1	Washington, D.C.	125,000
Total		$17,718	$18,128	3		471,000
The following table provides a summary of the mortgage debt of our unconsolidated joint ventures as of June 30, 2024 and December 31, 2023:

Joint Venture	Interest Rate (1)	Maturity Date	Principal Balance at June 30, 2024 (2)	Principal Balance at December 31, 2023 (2)
Prosperity Metro Plaza	4.09%	12/1/2029	$50,000	$50,000
1750 H Street, NW	3.69%	8/1/2027	—	32,000
Weighted Average / Total	3.93%		$50,000	$82,000
(1)Includes the effect of mark to market purchase accounting.
(2)Reflects the entire balance of the debt secured by the properties and is not adjusted to reflect the interests in the joint ventures we did not own. None of the debt is recourse to us.

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)
(unaudited)
As of June 30, 2024, the unamortized basis difference of our Prosperity Metro Plaza joint venture of $687 was primarily attributable to the difference between the amount we paid to purchase our interest in this joint venture, including transaction costs, and the historical carrying value of the net assets of this joint venture. This difference is being amortized over the remaining useful life of the related property and the resulting amortization expense is included in equity in net losses of investees in our condensed consolidated statements of comprehensive income (loss).
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
We increased rental income to record revenue on a straight line basis by $7,563 and $4,256 for the three months ended June 30, 2024 and 2023, respectively, and $14,942 and $8,429 for the six months ended June 30, 2024 and 2023, respectively. Rents receivable, excluding properties classified as held for sale, included $126,665 and $112,440 of straight line rent receivables at June 30, 2024 and December 31, 2023, respectively.
We do not include in our measurement of our lease receivables certain variable payments, including payments determined by changes in the index or market-based indices after the inception of the lease, certain tenant reimbursements and other income until the specific events that trigger the variable payments have occurred. Such payments totaled $20,271 and $42,829 for the three and six months ended June 30, 2024, respectively, of which tenant reimbursements totaled $19,067 and $40,396, respectively. For the three and six months ended June 30, 2023, such payments totaled $22,190 and $43,560, respectively, of which tenant reimbursements totaled $20,853 and $40,919, respectively.
Note 6. Concentration
Tenant and Credit Concentration
As of June 30, 2024 and 2023, the U.S. government and certain state and other government tenants combined were responsible for approximately 27.0% and 28.5%, respectively, of our annualized rental income. The U.S. government is our largest tenant by annualized rental income and represented approximately 19.3% and 19.6% of our annualized rental income as of June 30, 2024 and 2023, respectively. We define annualized rental income as the annualized contractual base rents from our tenants pursuant to our lease agreements as of the measurement date, plus straight line rent adjustments and estimated recurring expense reimbursements to be paid to us, and excluding lease value amortization.
Geographic Concentration
As of June 30, 2024, our 151 wholly owned properties were located in 30 states and the District of Columbia. Properties located in Virginia, California, District of Columbia, Georgia and Illinois were responsible for approximately 12.5%, 10.7%, 10.1%, 9.4% and 9.1% of our annualized rental income as of June 30, 2024, respectively.
Note 7. Indebtedness
Our principal debt obligations as of June 30, 2024 were: (1) $178,000 of outstanding borrowings under our $325,000 secured revolving credit facility; (2) $100,000 outstanding principal amount under our secured term loan; (3) $1,864,210 aggregate outstanding principal amount of senior notes and (4) $177,320 aggregate outstanding principal amount of mortgage notes.
In January 2024, we entered into an amended and restated credit agreement, or our credit agreement, governing a new $325,000 secured revolving credit facility and a $100,000 secured term loan. Our credit agreement replaced our prior revolving credit facility, which had a maturity date of January 31, 2024. As collateral for all loans and other obligations under our credit

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)
(unaudited)
agreement, certain of our subsidiaries pledged all of their respective equity interests in certain of our direct and indirect property owning subsidiaries, and our pledged subsidiaries provided first mortgage liens on 19 properties that had a gross book value of real estate assets of $1,001,437 as of June 30, 2024. We can borrow, repay and reborrow funds available under our revolving credit facility until maturity, and no principal repayments on borrowings under our credit agreement are due until maturity. The maturity date of our credit agreement is January 29, 2027 and, subject to the payment of an extension fee and meeting certain other requirements, we can extend the stated maturity date of our revolving credit facility by one year. Our credit agreement contains a number of covenants, including covenants that require us to maintain certain financial ratios, restrict our ability to incur additional debt in excess of calculated amounts and, subject to limited exceptions, restrict our ability to increase our distribution rate above the current level of $0.01 per common share per quarter and enter into share repurchases. Availability of borrowings under our credit agreement is subject to ongoing minimum performance and market values of the 19 collateral properties, our satisfying certain financial covenants and other credit facility conditions.
Interest payable on borrowings under our credit agreement is at a rate of the secured overnight financing rate, or SOFR, plus a margin of 350 basis points. We are also required to pay an unused facility fee on the amount of total lending commitments, which was 25 basis points per annum at June 30, 2024. As of June 30, 2024 and July 30, 2024, we had $178,000 and $190,000, respectively, outstanding under our revolving credit facility, $100,000 outstanding under our term loan and $147,000 and $135,000, respectively, available for borrowing under our revolving credit facility. As of June 30, 2024, the annual interest rate payable on borrowings under our credit agreement was 8.9%. The weighted average annual interest rate for borrowings under our credit agreement for the three and six months ended June 30, 2024 was 8.9% and 8.7%.
We were required to pay interest at a rate of SOFR plus a premium, which was 145 basis points per annum as of June 30, 2023, on the amount outstanding under our prior revolving credit facility, as well as a facility fee on the total amount of lending commitments, which was 30 basis points per annum. The weighted average annual interest rate for borrowings under our prior revolving credit facility for the three and six months ended June 30, 2023 was 6.5% and 6.2%, respectively.
Our revolving credit facility is governed by a credit agreement with a syndicate of institutional lenders. Our credit agreement and senior notes indentures and their supplements provide for acceleration of payment of all amounts due thereunder upon the occurrence and continuation of certain events of default, such as, in the case of our credit agreement, a change of control of us, which includes The RMR Group LLC, or RMR, ceasing to act as our business and property manager. Our credit agreement and senior notes indentures and their supplements also contain covenants, including covenants that restrict our ability to incur debts, require us to comply with certain financial covenants and, in the case of our credit agreement, restrict our ability to increase our distribution rate above the current level of $0.01 per common share per quarter. We believe we were in compliance with the terms and conditions of the respective covenants under our credit agreement and senior notes indentures and their supplements at June 30, 2024.
Senior Secured Notes Issuance
In February 2024, we issued $300,000 of 9.000% senior secured notes due 2029, or the 2029 Notes. The aggregate net proceeds from the offering of the 2029 Notes were $270,712, after initial purchaser discounts and other offering expenses. The 2029 Notes are fully and unconditionally guaranteed on a joint, several and senior secured basis by certain of our subsidiaries and secured by a pledge of all of the respective equity interests of the subsidiary guarantors and first mortgage liens on 17 properties with a gross book value of real estate assets of $618,644 as of June 30, 2024. The 2029 Notes require semi-annual payments of interest only and are prepayable, at par plus accrued interest, after March 31, 2028.
Senior Unsecured Notes Redemption
In March 2024, we redeemed, at par plus accrued interest, all $350,000 of our 4.25% senior unsecured notes due 2024. As a result of this redemption, we recorded a loss on early extinguishment of debt of $425 during the six months ended June 30, 2024, which represented the unamortized discounts related to these notes.

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)
(unaudited)
Senior Notes Exchange
In June 2024, we exchanged $567,429 of new 9.000% senior secured notes, or the New 2029 Notes, for an aggregate $865,219 of our outstanding unsecured senior notes, or the Existing Notes, and such transaction, the Senior Note Exchange, as follows:

Existing Notes Exchanged	Aggregate Principal Amount of Existing Notes Accepted for Exchange	Aggregate Principal Amount of New Notes Delivered
Existing 4.50% 2025 Notes	$150,846	$141,411
Existing 2.650% 2026 Notes	159,512	114,803
Existing 2.400% 2027 Notes	269,216	164,162
Existing 3.450% 2031 Notes	285,645	147,053
Total	$865,219	$567,429
The New 2029 Notes are fully and unconditionally guaranteed on a joint, several and senior secured basis by certain of our subsidiaries and are secured by first mortgage liens on 19 properties with a gross book value of real estate assets of $715,986 as of June 30, 2024 and second mortgage liens on the 19 properties securing our credit agreement. The New 2029 Notes require semi-annual payments of interest only and are prepayable, at par plus accrued interest, after June 3, 2028. During the six months ended June 30, 2024, we recorded a gain on early extinguishment of debt of $225,798 as a result of the Senior Note Exchange. The extinguishment of debt is considered cancellation of debt income, or CODI, for income tax purposes and part of our REIT taxable income. We currently do not expect that any special distribution will be required to maintain our qualification for taxation as a REIT as a result of generating CODI in 2024. However, we will be taxed at regular corporate income tax rates on any undistributed REIT taxable income.
As of June 30, 2024, seven of our properties with an aggregate gross book value of real estate assets of $303,643 were encumbered by mortgage notes with an aggregate principal amount of $177,320. Our mortgage notes are non-recourse, subject to certain limited exceptions and do not contain any material financial covenants.
We currently do not have sufficient sources of liquidity to repay our $499,154 senior unsecured notes due 2025 and are evaluating market-based alternatives to obtain debt or equity financing. Based on the significant number of unencumbered properties in our portfolio, our successful history of obtaining debt financings and our current financing metrics, we believe it is probable that we can obtain new debt financing that will allow us to satisfy the 2025 senior unsecured notes as they become due. Additionally, as we have evaluated our financing options, we have determined that certain assets in our portfolio may not be suitable for secured financing. We are considering whether to sell those assets to raise cash and are at various stages of the sales process for those properties. We also continue to engage with Moelis & Company LLC as our financial advisor to assist in evaluating our options to address our upcoming debt maturities.
Note 8. Fair Value of Assets and Liabilities
The following table presents certain of our assets measured at fair value at June 30, 2024, categorized by level of inputs as defined in the fair value hierarchy under GAAP, used in the valuation of each asset:

		Fair Value at Reporting Date Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Non-recurring Fair Value Measurements Assets
Assets of properties held for sale (1)	$99,650	$—	$99,650	$—
(1)We recorded an impairment charge of $131,732 to reduce the carrying values of 13 properties that are classified as held for sale in our condensed consolidated balance sheet to their estimated fair values less estimated costs to sell of $3,425, based on negotiated sales prices with third party buyers (Level 2 inputs as defined in the fair value hierarchy under GAAP). See Note 4 for more information.

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)
(unaudited)
Our financial instruments include our cash and cash equivalents, restricted cash, rents receivable, accounts payable, a revolving credit facility, a term loan, senior notes, mortgage notes payable, amounts due to related persons, other accrued expenses and security deposits. At June 30, 2024 and December 31, 2023, the fair values of our financial instruments approximated their carrying values in our condensed consolidated financial statements, due to their short term nature or floating interest rates, except as follows:

	As of June 30, 2024		As of December 31, 2023
Financial Instrument	Carrying Value (1)	Fair Value	Carrying Value (1)	Fair Value
Senior unsecured notes, 4.25% interest rate, due in 2024 (2)	$—	$—	$349,144	$331,510
Senior unsecured notes, 4.50% interest rate, due in 2025	497,144	401,395	646,266	510,445
Senior unsecured notes, 2.650% interest rate, due in 2026	139,265	80,018	298,464	185,934
Senior unsecured notes, 2.400% interest rate, due in 2027	80,414	35,902	348,086	196,147
Senior secured notes, 9.000% interest rate, due in 2029 (3)	272,914	273,804	—	—
Senior secured notes, 9.000% interest rate, due in 2029 (4)	599,284	445,432	—	—
Senior unsecured notes, 3.450% interest rate, due in 2031	113,449	37,566	396,614	199,060
Senior unsecured notes, 6.375% interest rate, due in 2050	157,000	64,800	156,904	83,916
Mortgage notes payable	172,444	177,404	172,131	179,813
Total	$2,031,914	$1,516,321	$2,367,609	$1,686,825

(1)Includes net unamortized debt premiums, discounts and issuance costs totaling $9,616 and $21,711 as of June 30, 2024 and December 31, 2023, respectively.
(2)These senior notes were redeemed in March 2024.
(3)These senior notes were issued in February 2024.
(4)These senior notes were issued in June 2024.
We estimated the fair values of our senior notes (except for our senior unsecured notes due 2050) using an average of the bid and ask price of the notes (Level 2 inputs as defined in the fair value hierarchy under GAAP) as of the measurement date. We estimated the fair value of our senior unsecured notes due 2050 based on the closing price on The Nasdaq Stock Market LLC, or Nasdaq, (Level 1 inputs as defined in the fair value hierarchy under GAAP) as of the measurement date. We estimated the fair values of our mortgage notes payable using discounted cash flow analyses and currently prevailing market rates (Level 3 inputs as defined in the fair value hierarchy under GAAP) as of the measurement date. Because Level 3 inputs are unobservable, our estimated fair values may differ materially from the actual fair values.
Note 9. Shareholders’ Equity
Share Issuances
In connection with the Senior Note Exchange, we entered into a support agreement with certain holders of our Existing Notes, or the Supporting Noteholders, pursuant to which, on June 21, 2024, in exchange for the Supporting Noteholders tendering their Existing Notes, we issued 1,406,952 of our common shares, valued at $2.26 per share, the closing price of our common shares on Nasdaq on that day, to the Supporting Noteholders.
Share Awards
On June 13, 2024, in accordance with our Trustee compensation agreements, we awarded to each of our nine Trustees 11,627 of our common shares, valued at $2.15 per share, the closing price of our common shares on Nasdaq on that day.
Share Purchases
During the three and six months ended June 30, 2024, we purchased an aggregate 7,505 and 8,374 of our common shares, respectively, valued at a weighted average share price of $2.02 and $2.55, respectively, from one of our Trustees and certain former officers and employees of RMR in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of our common shares. We withheld and purchased these common shares at their fair market value based upon the trading price of our common shares at the close of trading on Nasdaq on the purchase date.

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)
(unaudited)
Distributions
During the six months ended June 30, 2024, we declared and paid regular quarterly distributions to common shareholders as follows:

Declaration Date	Record Date	Paid Date	Distributions Per Common Share	Total Distributions
January 11, 2024	January 22, 2024	February 15, 2024	$0.01	$487
April 11, 2024	April 22, 2024	May 15, 2024	0.01	488
			$0.02	$975
On July 11, 2024, we declared a regular quarterly distribution payable to common shareholders of record on July 22, 2024 in the amount of $0.01 per share, or approximately $503. We expect to pay this distribution on or about August 15, 2024.
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
Pursuant to our business management agreement with RMR, we recognized net business management fees of $3,309 and $6,867 for the three and six months ended June 30, 2024, respectively, and $3,592 and $7,543 for the three and six months ended June 30, 2023, respectively. Based on our common share total return, as defined in our business management agreement, as of June 30, 2024, no estimated incentive fees are included in the net business management fees we recognized for the three and six months ended June 30, 2024. The actual amount of annual incentive fees for 2024, if any, will be based on our common share total return for the three year period ending December 31, 2024, and will be payable in January 2025. We did not incur an incentive fee payable to RMR for the year ended December 31, 2023. We include business management fees in general and administrative expenses in our condensed consolidated statements of comprehensive income (loss).
Pursuant to our property management agreement with RMR, we recognized aggregate net property management and construction supervision fees of $4,413 and $8,963 for the three and six months ended June 30, 2024, respectively, and $6,163 and $12,482 for the three and six months ended June 30, 2023, respectively. Of these amounts, for the three and six months ended June 30, 2024, $3,339 and $7,157, respectively, were expensed to other operating expenses in our condensed consolidated statements of comprehensive income (loss) and $1,074 and $1,806, respectively, were capitalized as building improvements in our condensed consolidated balance sheets. For the three and six months ended June 30, 2023, $3,801 and $7,534, respectively, were expensed to other operating expenses in our condensed consolidated statements of comprehensive income (loss) and $2,362 and $4,948, respectively, were capitalized as building improvements in our condensed consolidated balance sheet. The amounts capitalized are being depreciated over the estimated useful lives of the related capital assets.
We are generally responsible for all of our operating expenses, including certain expenses incurred or arranged by RMR on our behalf. We are generally not responsible for payment of RMR’s employment, office or administrative expenses incurred to provide management services to us, except for the employment and related expenses of RMR’s employees assigned to work exclusively or partly at our properties, our share of the wages, benefits and other related costs of RMR’s centralized accounting personnel, our share of RMR’s costs for providing our internal audit function and as otherwise agreed. Our property level operating expenses are generally incorporated into the rents charged to our tenants, including certain payroll and related costs incurred by RMR. We reimbursed RMR $6,382 and $12,969 for these expenses and costs for the three and six months ended June 30, 2024, respectively, and $6,617 and $12,964 for the three and six months ended June 30, 2023, respectively. We included these amounts in other operating expenses and general and administrative expenses, as applicable, in our condensed consolidated statements of comprehensive income (loss).
Management Agreement Between Our Joint Venture and RMR. RMR provides management services to our unconsolidated joint venture. We are not obligated to pay management fees to RMR under our management agreement with RMR for the services it provides regarding the joint venture. The joint venture pays management fees directly to RMR.

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
Our Manager, RMR. We have two agreements with RMR to provide management services to us. RMR also provides management services to our unconsolidated joint venture. See Note 10 for more information regarding our and our unconsolidated joint venture’s management agreement with RMR.
Leases with RMR. We lease office space to RMR in certain of our properties for RMR’s property management offices. Pursuant to our lease agreements with RMR, we recognized rental income from RMR for leased office space of $205 and $399 for the three and six months ended June 30, 2024, respectively, and $244 and $467 for the three and six months ended June 30, 2023, respectively.
Sonesta. We lease 230,000 rentable square feet of a mixed-use property in Washington, D.C. to a subsidiary of Sonesta International Hotels Corporation, or Sonesta. Our lease with Sonesta commenced in August 2023 and expires in 2053 and Sonesta has two options to extend the term for 10 years each. Pursuant to the lease agreement, Sonesta will pay us annual base rent of approximately $6,436 beginning February 2025. The annual base rent will increase by 10% every five years throughout the term. Sonesta is also obligated to pay its pro rata share of the operating costs for the property. We recognized rental income of $3,095 and $5,870 during the three and six months ended June 30, 2024, respectively, under our lease with Sonesta. Mr. Portnoy is a director and controlling shareholder of Sonesta and Ms. Clark is a director of Sonesta. Another officer and employee of RMR is a director and president and chief executive officer of Sonesta.
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
OVERVIEW (dollars in thousands, except per share and per square foot data)
We are a real estate investment trust, or REIT, organized under Maryland law. As of June 30, 2024, our wholly owned properties were comprised of 151 properties and we had a noncontrolling ownership interest of 51% in one unconsolidated joint venture that owned two properties containing approximately 346,000 rentable square feet. As of June 30, 2024, our properties are located in 30 states and the District of Columbia and contain approximately 20,293,000 rentable square feet. As of June 30, 2024, our properties were leased to 260 different tenants with a weighted average remaining lease term (based on annualized rental income) of approximately 6.6 years. The U.S. government is our largest tenant, representing approximately 19.3% of our annualized rental income as of June 30, 2024. The term annualized rental income as used herein is defined as the annualized contractual base rents from our tenants pursuant to our lease agreements as of June 30, 2024, plus straight line rent adjustments and estimated recurring expense reimbursements to be paid to us, and excluding lease value amortization.
Leases representing approximately 9.3% and 9.7% of our annualized rental income are scheduled to expire during the remainder of 2024 and 2025, respectively, and we may be unable to renew leases or find replacement tenants. Certain changes in office space utilization, including increased remote work arrangements and tenants consolidating their real estate footprint, continue to impact the market. The utilization and demand for office space continues to face headwinds and the duration and ultimate impact of current trends on the demand for office space at our properties remains uncertain and subject to change. Accordingly, we do not yet know what the full extent of the impacts will be on our or our tenants’ businesses and operations nor the long-term outlook for leasing our properties. Higher interest rates, inflationary pressures, geopolitical hostilities and tensions, and concerns that the U.S. economy may enter an economic recession have caused disruptions in the financial markets and these factors could adversely affect our and our tenants’ financial condition and the ability or willingness of our tenants to renew our leases or pay rent to us. We also have a significant amount of debt maturing in the next 12 months. Deteriorating office fundamentals, high interest rates and market sentiment towards the office sector will likely restrict our access to, and increase our cost of, capital as we seek to refinance our debts.
For more information about the risks relating to these dynamics and conditions and their impacts on us and our business, see Part I, Item IA, “Risk Factors”, of our 2023 Annual Report.
Property Operations
Unless otherwise noted, the data presented in this section includes properties classified as held for sale as of June 30, 2024 and excludes two properties owned by an unconsolidated joint venture in which we owned a 51% interest. For more information regarding our properties classified as held for sale and our unconsolidated joint venture, see Note 4 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Occupancy data for our properties as of June 30, 2024 and 2023 was as follows (square feet in thousands):

	All Properties (1)		Comparable Properties (2)
	June 30,		June 30,
	2024	2023	2024	2023
Total properties	151	155	131	131
Total rentable square feet (3)	20,293	20,784	17,326	17,313
Percent leased (4)	83.5%	90.6%	89.9%	95.3%
(1)Based on properties we owned on June 30, 2024 and 2023, respectively.
(2)Based on properties we owned continuously since January 1, 2023; excludes 15 properties classified as held for sale, five properties affected by significant redevelopment activities and two properties owned by an unconsolidated joint venture in which we owned a 51% interest.
(3)Subject to changes when space is remeasured or reconfigured for tenants.
(4)Percent leased includes (i) space being fitted out for tenant occupancy pursuant to our lease agreements, if any, and (ii) space which is leased, but is not occupied or is being offered for sublease by tenants, if any, as of the measurement date.

The average effective rental rate per square foot for our properties for the three and six months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Average effective rental rate per square foot (1):
All properties (2)	$29.14	$29.39	$30.62	$29.12
Comparable properties (3)	$28.78	$29.62	$28.96	$29.35
(1)Average effective rental rate per square foot represents annualized total rental income during the period specified divided by the average rentable square feet leased during the period specified.
(2)Based on properties we owned on June 30, 2024 and 2023, respectively.
(3)Based on properties we owned continuously since April 1, 2023 and January 1, 2023; excludes 15 properties classified as held for sale, five properties affected by significant redevelopment activities and two properties owned by an unconsolidated joint venture in which we owned a 51% interest.
During the three and six months ended June 30, 2024, changes in rentable square feet leased and available for lease at our properties were as follows (square feet in thousands):

	Three Months Ended June 30, 2024			Six Months Ended June 30, 2024
	Leased	Available for Lease	Total	Leased	Available for Lease	Total
Beginning of period	17,375	2,918	20,293	17,848	2,693	20,541
Changes resulting from:
Disposition of properties	—	—	—	(248)	—	(248)
Lease expirations	(640)	640	—	(1,353)	1,353	—
Lease renewals (1)	184	(184)	—	627	(627)	—
New leases (1)	24	(24)	—	69	(69)	—
End of period	16,943	3,350	20,293	16,943	3,350	20,293
(1)Based on leases entered during the three and six months ended June 30, 2024, respectively.
During the three and six months ended June 30, 2024, we entered into new and renewal leases as summarized in the following table (square feet in thousands):

	Three Months Ended June 30, 2024
	New Leases	Renewals	Total
Rentable square feet leased	24	184	208
Weighted average rental rate change (by rentable square feet)	(22.2%)	0.2%	(1.5%)
Tenant leasing costs and concession commitments (1)	$687	$3,295	$3,982
Tenant leasing costs and concession commitments per rentable square foot (1)	$29.29	$17.89	$19.18
Weighted (by square feet) average lease term (years)	3.7	4.0	4.0
Total leasing costs and concession commitments per rentable square foot per year (1)	$7.90	$4.45	$4.81

	Six Months Ended June 30, 2024
	New Leases	Renewals	Total
Rentable square feet leased	68	627	695
Weighted average rental rate change (by rentable square feet)	(19.6%)	8.4%	4.3%
Tenant leasing costs and concession commitments (1)	$3,513	$11,446	$14,959
Tenant leasing costs and concession commitments per rentable square foot (1)	$51.43	$18.24	$21.50
Weighted (by square feet) average lease term (years)	5.3	8.0	7.7
Total leasing costs and concession commitments per rentable square foot per year (1)	$9.72	$2.29	$2.79
(1)Includes commitments made for leasing expenditures and concessions, such as tenant improvements, leasing commissions, tenant reimbursements and free rent.

During the three and six months ended June 30, 2024, changes in effective rental rates per square foot achieved for new leases and lease renewals at our properties that commenced during the three and six months ended June 30, 2024, when compared to prior effective rental rates per square foot in effect for the same space (and excluding space acquired vacant), were as follows (square feet in thousands):

	Three Months Ended June 30, 2024			Six Months Ended June 30, 2024
	Old Effective Rent Per Square Foot (1)	New Effective Rent Per Square Foot (1)	Rentable Square Feet	Old Effective Rent Per Square Foot (1)	New Effective Rent Per Square Foot (1)	Rentable Square Feet
New leases	$22.88	$16.78	17	$28.87	$44.39	257
Lease renewals	$30.03	$29.59	67	$15.79	$17.87	563
Total leasing activity	$28.59	$27.01	84	$19.88	$26.16	820
(1)Effective rental rates include contractual base rents from our tenants pursuant to our lease agreements, plus straight line rent adjustments and estimated expense reimbursements to be paid to us, and exclude lease value amortization.
During the three and six months ended June 30, 2024 and 2023, amounts capitalized at our properties for lease related costs, building improvements and development, redevelopment and other activities were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Lease related costs (1)	$25,965	$28,252	$42,733	$41,293
Building improvements (2)	4,085	5,355	8,559	9,937
Recurring capital expenditures	30,050	33,607	51,292	51,230
Development, redevelopment and other activities (3)	3,862	40,435	10,773	89,906
Total capital expenditures	$33,912	$74,042	$62,065	$141,136
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
(3)Development, redevelopment and other activities generally include capital expenditure projects that reposition a property or result in new sources of revenue. Includes capitalized interest and other operating costs of $1,172 for the six months ended June 30, 2024 and $3,721 and $6,713 for the three and six months ended June 30, 2023, respectively. We did not capitalize any interest and other operating costs during the three months ended June 30, 2024.
As of June 30, 2024, we had estimated unspent leasing related obligations of $80,649, of which we expect to spend $40,947 over the next 12 months.
As of June 30, 2024, we had leases at our properties totaling approximately 3,763,000 rentable square feet that were scheduled to expire through December 31, 2025. As of July 30, 2024, we expect tenants with leases totaling approximately 2,968,000 rentable square feet that are scheduled to expire through December 31, 2025, excluding space that has been re-leased and space for which we are in advanced negotiations to re-lease, not to renew or to downsize their leased space upon expiration, and we cannot be sure as to whether other tenants will renew their leases upon expiration. Of the 2,968,000 rentable square feet leased to tenants known to be vacating, 2,130,000 rentable square feet relate to properties, excluding properties classified as held for sale, not encumbered by debt. We continue to proactively engage with our existing tenants and are focused on overall tenant retention. Prevailing market conditions and our tenants’ needs at the time we negotiate and enter leases or lease renewals will generally determine rental rates and demand for leased space at our properties, all of which factors are beyond our control. Whenever we renew or enter into new leases for our properties, we intend to seek rents which are equal to or higher than our historical rents for the same properties; however, our ability to maintain or increase the rents for our current properties will depend in large part upon market conditions, which are beyond our control. We cannot be sure of the rental rates that will result from our ongoing negotiations regarding lease renewals or any new or renewed leases we may enter. Also, we may experience material declines in our rental income due to vacancies upon lease expirations or early terminations or lower rents upon lease renewal or reletting. Additionally, we may incur significant costs and make significant concessions to renew our leases with current tenants or lease our properties to new tenants.

As of June 30, 2024, our lease expirations by year were as follows (square feet in thousands):

Year (1)	Number of Leases Expiring	Leased Square Feet Expiring (2)	Percent of Total	Cumulative Percent of Total	Annualized Rental Income Expiring	Percent of Total	Cumulative Percent of Total
2024	43	1,806	10.7%	10.7%	$44,936	9.3%	9.3%
2025	42	1,957	11.6%	22.3%	46,655	9.7%	19.0%
2026 (3)	40	1,454	8.6%	30.9%	40,215	8.3%	27.3%
2027	37	1,901	11.2%	42.1%	49,898	10.3%	37.6%
2028	18	659	3.9%	46.0%	31,137	6.4%	44.0%
2029	37	1,163	6.9%	52.9%	35,642	7.4%	51.4%
2030	29	1,037	6.1%	59.0%	28,081	5.8%	57.2%
2031	19	1,027	6.1%	65.1%	29,647	6.1%	63.3%
2032	14	377	2.2%	67.3%	13,907	2.9%	66.2%
2033 and thereafter	52	5,562	32.7%	100.0%	162,940	33.8%	100.0%
Total	331	16,943	100.0%		$483,058	100.0%

Weighted average remaining lease term (in years)		6.1			6.6
(1)The year of lease expiration is pursuant to current contract terms. Some of our leases allow the tenants to vacate the leased premises before the stated expirations of their leases with little or no liability. As of June 30, 2024, tenants occupying approximately 2.2% of our rentable square feet and responsible for approximately 2.5% of our annualized rental income as of June 30, 2024 had exercisable rights to terminate their leases before the stated terms of their leases expire. Also, in 2024, 2025, 2026, 2027, 2028, 2029, 2030, 2031, 2032, 2034, 2035, 2036, 2037 and 2040, early termination rights become exercisable by other tenants who occupied an additional approximately 0.5%, 3.6%, 1.4%, 1.5%, 3.9%, 2.6%, 1.7%, 0.6%, 0.4%, 0.2%, 0.9%, 0.1%, 0.1% and 0.3% of our rentable square feet, respectively, and contributed an additional approximately 0.8%, 6.6%, 2.1%, 2.1%, 4.8%, 2.3%, 2.3%, 0.7%, 0.6%, 0.7%, 1.3%, 0.3%, 0.2% and 0.4% of our annualized rental income, respectively, as of June 30, 2024. In addition, as of June 30, 2024, pursuant to leases with eight of our tenants, these tenants had rights to terminate their leases if their respective legislature or other funding authority does not appropriate rent amounts in their respective annual budgets. These eight tenants occupied approximately 3.8% of our rentable square feet and contributed approximately 3.9% of our annualized rental income as of June 30, 2024.
(2)Leased square feet is pursuant to leases existing as of June 30, 2024, and includes (i) space being fitted out for tenant occupancy pursuant to our lease agreements, if any, and (ii) space which is leased, but is not occupied or is being offered for sublease by tenants, if any. Square feet measurements are subject to changes when space is remeasured or reconfigured for new tenants.
(3)In July 2024, we extended the lease term through 2037 for a tenant that leases 554 square feet representing $16,210 in annualized rental income as of June 30, 2024.
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
As of June 30, 2024, we derived 23.7% of our annualized rental income from our properties located in the metropolitan Washington, D.C. market area, which includes Washington, D.C., Northern Virginia and suburban Maryland. Current economic conditions in this area or a possible recession, including as a result of current inflationary conditions or otherwise, could reduce demand from tenants for our properties, reduce rents that our tenants in this area are willing to pay when our leases expire and increase lease concessions for new leases and renewals. Additionally, there has been a decrease in demand for new leased office space by the U.S. government, including in the metropolitan Washington, D.C. market area, and that could increase competition for government tenants and adversely affect our ability to retain government tenants or maintain or increase our rents when our leases expire.
Our manager, RMR, employs a tenant review process for us. RMR assesses tenants on an individual basis based on various applicable credit criteria. In general, depending on facts and circumstances, RMR evaluates the creditworthiness of a tenant based on information concerning the tenant that is provided by the tenant and, in some cases, information that is publicly available or obtained from third party sources. We consider investment grade tenants to include: (a) investment grade rated tenants; (b) tenants with investment grade rated parent entities that guarantee the tenant’s lease obligations; and/or (c) tenants with investment grade rated parent entities that do not guarantee the tenant’s lease obligations. As of June 30, 2024, tenants contributing 52.3% of annualized rental income were investment grade rated (or their payment obligations were guaranteed by an investment grade rated parent) and tenants contributing an additional 8.5% of annualized rental income were subsidiaries of an investment grade rated parent (although these parent entities were not liable for the payment of rents).

As of June 30, 2024, tenants representing 1% or more of our total annualized rental income were as follows (square feet in thousands):

	Tenant	Credit Rating	Sq. Ft.	% of Leased Sq. Ft.	Annualized Rental Income	% of Total Annualized Rental Income
1	U.S. Government	Investment Grade	3,277	19.3%	$93,349	19.3%
2	Alphabet Inc. (Google)	Investment Grade	386	2.3%	23,004	4.8%
3	Shook, Hardy & Bacon L.L.P.	Not Rated	596	3.5%	19,604	4.1%
4	IG Investments Holdings LLC	Not Rated	339	2.0%	18,319	3.8%
5	Bank of America Corporation (1)	Investment Grade	577	3.4%	16,893	3.5%
6	State of California	Investment Grade	467	2.8%	14,086	2.9%
7	Northrop Grumman Corporation	Investment Grade	337	2.0%	10,781	2.2%
8	Sonesta International Hotels Corporation	Not Rated	234	1.4%	10,404	2.2%
9	State of Georgia	Investment Grade	308	1.8%	7,713	1.6%
10	Sonoma Biotherapeutics, Inc.	Not Rated	84	0.5%	7,189	1.5%
11	PNC Bank	Investment Grade	441	2.6%	7,019	1.5%
12	Allstate Insurance Corporation	Investment Grade	468	2.8%	6,486	1.3%
13	Automatic Data Processing, Inc.	Investment Grade	289	1.7%	6,346	1.3%
14	Open Text Corporation	Non Investment Grade	190	1.1%	6,178	1.3%
15	Compass Group plc	Investment Grade	267	1.6%	6,076	1.3%
16	Church & Dwight Co., Inc.	Investment Grade	250	1.5%	6,048	1.3%
17	Leidos Holdings Inc.	Investment Grade	159	0.9%	5,962	1.2%
18	Primerica, Inc.	Investment Grade	344	2.0%	5,734	1.2%
19	Science Applications International Corp	Non Investment Grade	159	0.9%	5,254	1.1%
20	BAE Systems plc	Investment Grade	165	1.0%	4,892	1.0%
21	Rocky Mountain University of Health Professions, Inc.	Not Rated	170	1.0%	4,862	1.0%
	Total		9,507	56.1%	$286,199	59.4%
(1)    In July 2024, we extended the lease term through 2037 for 554 square feet with this tenant.
Disposition Activities
During the six months ended June 30, 2024, we sold one property containing approximately 248,000 rentable square feet for a sales price of $38,500, excluding closing costs. The net proceeds from this sale were used to repay amounts outstanding under our revolving credit facility.
We continue to evaluate our portfolio and are currently in various stages of marketing certain of our properties for sale, and we may seek to sell additional properties in the future. As of July 30, 2024, we have entered into agreements to sell 12 properties containing approximately 1,395,000 rentable square feet for an aggregate sales price of $93,539, excluding closing costs. We cannot be sure we will sell any properties we are marketing for sale for prices in excess of their carrying values or otherwise. In addition, our pending sales are subject to conditions; accordingly, we cannot be sure that we will complete these sales or that these sales will not be delayed or the terms will not change.
For more information about our disposition activities, see Note 4 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Segment Information
We operate in one business segment: ownership of real estate properties.

RESULTS OF OPERATIONS (amounts in thousands, except per share amounts)

Three Months Ended June 30, 2024, Compared to Three Months Ended June 30, 2023

	Comparable Properties (1) Results Three Months Ended June 30,				Non-Comparable Properties Results Three Months Ended June 30,		Consolidated Results Three Months Ended June 30,
	2024	2023	$ Change	% Change	2024	2023	2024	2023	$ Change	% Change
Rental income	$111,366	$118,411	$(7,045)	(5.9%)	$12,320	$15,586	$123,686	$133,997	$(10,311)	(7.7%)
Operating expenses:
Real estate taxes	12,217	13,281	(1,064)	(8.0%)	2,510	2,620	14,727	15,901	(1,174)	(7.4%)
Utility expenses	5,132	5,056	76	1.5%	630	686	5,762	5,742	20	0.3%
Other operating expenses	24,178	23,120	1,058	4.6%	2,973	3,514	27,151	26,634	517	1.9%
Total operating expenses	41,527	41,457	70	0.2%	6,113	6,820	47,640	48,277	(637)	(1.3%)
Net operating income (2)	$69,839	$76,954	$(7,115)	(9.2%)	$6,207	$8,766	76,046	85,720	(9,674)	(11.3%)

Other expenses:
Depreciation and amortization							50,391	51,601	(1,210)	(2.3%)
Loss on impairment of real estate							131,732	—	131,732	n/m
Transaction related costs							—	11,181	(11,181)	n/m
General and administrative							5,290	5,785	(495)	(8.6%)
Total other expenses							187,413	68,567	118,846	173.3%

Loss on sale of real estate							(64)	(2,305)	2,241	(97.2%)
Interest and other income							226	337	(111)	(32.9%)
Interest expense							(38,349)	(26,525)	(11,824)	44.6%
Gain on early extinguishment of debt							225,798	—	225,798	n/m
Income (loss) before income tax benefit (expense) and equity in net losses of investees							76,244	(11,340)	87,584	n/m
Income tax benefit (expense)							107	(211)	318	(150.7%)
Equity in net losses of investees							(180)	(691)	511	(74.0%)
Net income (loss)							$76,171	$(12,242)	$88,413	n/m

Weighted average common shares outstanding (basic and diluted)							48,648	48,354	294	0.6%

Per common share amounts (basic and diluted):
Net income (loss)							$1.56	$(0.25)	$1.81	n/m

n/m - not meaningful

(1)Comparable properties consists of 131 properties we owned on June 30, 2024 and which we owned continuously since April 1, 2023 and excludes 15 properties classified as held for sale, five properties affected by significant redevelopment activities and two properties owned by an unconsolidated joint venture in which we own a 51% interest.
(2)Our definition of net operating income, or NOI, and our reconciliation of net income (loss) to NOI are included below under the heading “Non-GAAP Financial Measures.”
References to changes in the income and expense categories below relate to the comparison of consolidated results for the three months ended June 30, 2024, compared to the three months ended June 30, 2023.
Rental income. Rental income for non-comparable properties declined $8,432 related to our property disposition activities, partially offset by an increase in rental income of $5,166 due to the lease-up of certain properties affected by significant redevelopment activities. Rental income for comparable properties declined $7,045 as a result of increased vacancies and lower rents from lease renewals at certain of our properties in the 2024 period. Rental income includes non-cash straight line rent adjustments totaling $7,563 in the 2024 period and $4,256 in the 2023 period, and amortization of acquired real estate leases and assumed real estate lease obligations totaling $56 in the 2024 period and $61 in the 2023 period.

Real estate taxes. Real estate taxes for non-comparable properties declined $1,520 related to our property disposition activities, partially offset by an increase of $1,410 due to the substantial completion of redevelopment activities at certain properties. Real estate taxes for comparable properties declined $1,064 primarily due to refunds received in the 2024 period as a result of successful tax appeals at certain of our properties.
Utility expenses. Utility expenses for non-comparable properties declined $170 related to our property disposition activities, partially offset by an increase of $114 due to the substantial completion of redevelopment activities at certain properties. Utility expenses for comparable properties increased $76 primarily due to higher water and sewer costs in the 2024 period.
Other operating expenses. Other operating expenses for non-comparable properties declined $1,193 related to our property disposition activities, partially offset by an increase of $652 due to the substantial completion of redevelopment activities at certain properties. Other operating expenses for comparable properties increased $1,058 due to higher repair and maintenance and insurance costs in the 2024 period.
Depreciation and amortization. Depreciation and amortization for comparable properties declined $3,487 due to certain leasing related assets becoming fully depreciated since April 1, 2023, partially offset by depreciation and amortization of improvements made to certain of our properties since April 1, 2023. Depreciation and amortization for non-comparable properties increased $4,011 due to the substantial completion of redevelopment activities at certain properties, partially offset by a decline of $1,734 related to our property disposition activities.
Loss on impairment of real estate. We recorded a $131,732 loss on impairment of real estate in the 2024 period to reduce the carrying value of 13 properties to their estimated fair values less costs to sell.
Transaction related costs. Transaction related costs in the 2023 period consist of costs incurred in connection with our terminated merger with Diversified Healthcare Trust, or DHC, and related financings.
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
Interest and other income. The decrease in interest and other income is primarily due to the effect of lower cash balances invested in the 2024 period compared to the 2023 period.
Interest expense. The increase in interest expense is due to higher weighted average interest rates in the 2024 period.
Gain on early extinguishment of debt. We recorded a gain on early extinguishment of debt of $225,798 in the 2024 period resulting from the Senior Note Exchange. For more information regarding the Senior Note Exchange, see Note 7 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Income tax benefit (expense). Income tax benefit (expense) is primarily the result of operating income earned in jurisdictions where we are subject to state income taxes and can fluctuate based on the timing of our income, including as a result of gains or losses on the sale of real estate or the repayment of debt.
Equity in net losses of investees. Equity in net losses of investees represents our proportionate share of losses from our investments in two unconsolidated joint ventures.
Net income (loss). Net income (loss) and net income (loss) per basic and diluted common share increased in the 2024 period compared to the 2023 period primarily as a result of the changes noted above.

Six Months Ended June 30, 2024, Compared to Six Months Ended June 30, 2023

	Comparable Properties (1) Results Six Months Ended June 30,				Non-Comparable Properties Results Six Months Ended June 30,		Consolidated Results Six Months Ended June 30,
	2024	2023	$ Change	% Change	2024	2023	2024	2023	$ Change	% Change
Rental income	$225,059	$235,403	$(10,344)	(4.4%)	$38,062	$31,016	$263,121	$266,419	$(3,298)	(1.2%)
Operating expenses:
Real estate taxes	25,444	26,214	(770)	(2.9%)	4,992	5,020	30,436	31,234	(798)	(2.6%)
Utility expenses	12,099	11,252	847	7.5%	1,814	1,750	13,913	13,002	911	7.0%
Other operating expenses	47,684	45,573	2,111	4.6%	6,794	7,118	54,478	52,691	1,787	3.4%
Total operating expenses	85,227	83,039	2,188	2.6%	13,600	13,888	98,827	96,927	1,900	2.0%
Net operating income (2)	$139,832	$152,364	$(12,532)	(8.2%)	$24,462	$17,128	164,294	169,492	(5,198)	(3.1%)

Other expenses:
Depreciation and amortization							100,732	103,293	(2,561)	(2.5%)
Loss on impairment of real estate							131,732	—	131,732	n/m
Transaction related costs							233	14,399	(14,166)	(98.4%)
General and administrative							10,934	11,710	(776)	(6.6%)
Total other expenses							243,631	129,402	114,229	88.3%

(Loss) gain on sale of real estate							(2,448)	243	(2,691)	n/m
Interest and other income							1,583	501	1,082	n/m
Interest expense							(73,825)	(51,756)	(22,069)	42.6%
Gain on early extinguishment of debt							225,373	—	225,373	n/m
Income (loss) before income tax benefit (expense) and equity in net losses of investees							71,346	(10,922)	82,268	n/m
Income tax benefit (expense)							51	(241)	292	(121.2%)
Equity in net losses of investees							(410)	(1,525)	1,115	(73.1%)
Net income (loss)							$70,987	$(12,688)	$83,675	n/m

Weighted average common shares outstanding (basic and diluted)							48,557	48,345	212	0.4%

Per common share amounts (basic and diluted):
Net income (loss)							$1.45	$(0.27)	$1.72	n/m

n/m - not meaningful
(1)Comparable properties consists of 131 properties we owned on June 30, 2024 and which we owned continuously since January 1, 2023 and excludes 15 properties classified as held for sale, five properties affected by significant redevelopment activities and two properties owned by an unconsolidated joint venture in which we own a 51% interest.
(2)Our definition of NOI and our reconciliation of net income (loss) to NOI are included below under the heading “Non-GAAP Financial Measures.”
References to changes in the income and expense categories below relate to the comparison of consolidated results for the six months ended June 30, 2024, compared to the six months ended June 30, 2023.
Rental income. Rental income for non-comparable properties increased $8,535 due to the lease-up of certain properties affected by significant redevelopment activities, partially offset by a decline in rental income of $1,489 related to our property disposition activities. Rental income for comparable properties declined $10,344 as a result of increased vacancies and lower rents from lease renewals at certain of our properties in the 2024 period. Rental income includes non-cash straight line rent adjustments totaling $14,942 in the 2024 period and $8,429 in the 2023 period, and amortization of acquired real estate leases and assumed real estate lease obligations totaling $89 in the 2024 period and $140 in the 2023 period.
Real estate taxes. Real estate taxes for non-comparable properties declined $2,366 related to our property disposition activities, partially offset by an increase of $2,337 due to the substantial completion of redevelopment activities at certain properties. Real estate taxes for comparable properties declined $770 primarily due to refunds received in the 2024 period as a result of successful tax appeals at certain of our properties.
Utility expenses. Utility expenses for non-comparable properties increased $485 due to the substantial completion of redevelopment activities at certain properties, partially offset by a decline of $420 related to our property disposition activities. Utility expenses for comparable properties increased $847 primarily due to the lease-up of certain previously vacant properties and increased utility expenses at newly vacant properties where tenants previously paid utility expenses directly in the 2024 period.
Other operating expenses. Other operating expenses for non-comparable properties declined $1,492 related to our property disposition activities, partially offset by an increase of $1,168 due to the substantial completion of redevelopment activities at certain properties. Other operating expenses for comparable properties increased $2,111 due to higher repair and maintenance costs, snow removal costs and insurance costs in the 2024 period.
Depreciation and amortization. Depreciation and amortization for comparable properties declined $6,440 due to certain leasing related assets becoming fully depreciated since January 1, 2023, partially offset by depreciation and amortization of improvements made to certain of our properties since January 1, 2023. Depreciation and amortization for non-comparable properties increased $7,040 due to the substantial completion of redevelopment activities at certain properties, partially offset by a decline of $3,161 related to our property disposition activities.
Loss on impairment of real estate. We recorded a $131,732 loss on impairment of real estate in the 2024 period to reduce the carrying value of 13 properties to their estimated fair values less costs to sell.
Transaction related costs. Transaction related costs consist of costs incurred in connection with our terminated merger with DHC and related financings.
General and administrative. The decrease in general and administrative expenses is primarily the result of a decrease in base business management fees resulting from a decrease in average total market capitalization and a decrease in share based compensation in the 2024 period compared to the 2023 period.
(Loss) gain on sale of real estate. We recorded a $2,448 loss on sale of real estate resulting from the sale of one property in the 2024 period. We recorded a $243 net gain on sale of real estate resulting from the sale of five properties in the 2023 period.
Interest and other income. The increase in interest and other income is primarily due to the effect of higher cash balances invested in the 2024 period compared to the 2023 period.
Interest expense. The increase in interest expense is due to higher weighted average interest rates and higher average outstanding debt balances in the 2024 period.
Gain on early extinguishment of debt. We recorded a net gain on early extinguishment of debt of $225,373 in the 2024 period resulting from the Senior Note Exchange. For more information regarding the Senior Note Exchange, see Note 7 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Income tax benefit (expense). Income tax benefit (expense) is primarily the result of operating income earned in jurisdictions where we are subject to state income taxes and can fluctuate based on the timing of our income, including as a result of gains or losses on the sale of real estate or repayment of debt.
Equity in net losses of investees. Equity in net losses of investees represents our proportionate share of losses from our investments in two unconsolidated joint ventures.
Net income (loss). Net income (loss) and net income (loss) per basic and diluted common share increased in the 2024 period compared to the 2023 period primarily as a result of the changes noted above.

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
The following table presents the reconciliation of net income (loss) to NOI for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income (loss)	$76,171	$(12,242)	$70,987	$(12,688)
Equity in net losses of investees	180	691	410	1,525
Income tax (benefit) expense	(107)	211	(51)	241
Income (loss) before income tax (benefit) expense and equity in net losses of investees	76,244	(11,340)	71,346	(10,922)
Gain on early extinguishment of debt	(225,798)	—	(225,373)	—
Interest expense	38,349	26,525	73,825	51,756
Interest and other income	(226)	(337)	(1,583)	(501)
Loss (gain) on sale of real estate	64	2,305	2,448	(243)
General and administrative	5,290	5,785	10,934	11,710
Transaction related costs	—	11,181	233	14,399
Loss on impairment of real estate	131,732	—	131,732	—
Depreciation and amortization	50,391	51,601	100,732	103,293
NOI	$76,046	$85,720	$164,294	$169,492

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
The following table presents the reconciliation of net income (loss) to FFO and Normalized FFO for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income (loss)	$76,171	$(12,242)	$70,987	$(12,688)
Add (less): Depreciation and amortization:
Consolidated properties	50,391	51,601	100,732	103,293
Unconsolidated joint venture properties	611	868	1,253	1,698
Loss on impairment of real estate	131,732	—	131,732	—
Loss (gain) on sale of real estate	64	2,305	2,448	(243)
FFO	258,969	42,532	307,152	92,060
Add (less): Transaction related costs	—	11,181	233	14,399
Gain on early extinguishment of debt	(225,798)	—	(225,373)	—
Lease termination fees for sold property	—	—	(10,524)	—
Normalized FFO	$33,171	$53,713	$71,488	$106,459

Weighted average common shares outstanding (basic and diluted)	48,648	48,354	48,557	48,345

FFO per common share (basic and diluted)	$5.32	$0.88	$6.33	$1.90
Normalized FFO per common share (basic and diluted)	$0.68	$1.11	$1.47	$2.20
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
We plan to selectively sell certain properties from time to time to manage leverage levels and to improve our asset diversification, our geographic make-up and the average age of our properties, lengthen the weighted average term of our leases and increase tenant retention. During the six months ended June 30, 2024, we sold one property for an aggregate sales price of $38,500, excluding closing costs. We continue to evaluate our portfolio and are currently in various stages of marketing certain of our properties for sale. As of July 30, 2024, we had 12 properties containing approximately 1,395,000 rentable square feet which are under agreement to sell for an aggregate sales price of $93,539. We cannot be sure we will sell any properties we are marketing for sale for prices in excess of their carrying values or otherwise. In addition, our pending sales are subject to conditions; accordingly, we cannot be sure that we will complete these sales or that these sales will not be delayed or the terms will not change.
The following is a summary of our sources and uses of cash flows for the periods presented, as reflected in our condensed consolidated statements of cash flows:

	Six Months Ended June 30,
	2024	2023
Cash, cash equivalents and restricted cash at beginning of period	$26,714	$12,249
Net cash provided by (used in):
Operating activities	58,499	88,228
Investing activities	(21,282)	(129,960)
Financing activities	(29,544)	55,305
Cash, cash equivalents and restricted cash at end of period	$34,387	$25,822
The decrease in cash provided by operating activities for the 2024 period compared to the 2023 period was primarily due to higher interest expense and decreased NOI due to property dispositions and reductions in occupied space at certain of our properties in the 2024 period. The decrease in cash used in investing activities in the 2024 period compared to the 2023 period was primarily due to decreased capital expenditures in the 2024 period and higher proceeds received from property sales. The change from cash provided by financing activities in the 2023 period to cash used in financing activities in the 2024 period was primarily due to lower net borrowings and payment of debt issuance costs, partially offset by decreased distributions to our common shareholders in the 2024 period.
Our Investment and Financing Liquidity and Resources (dollar amounts in thousands, except per share amounts)
In order to meet cash needs that may result from our desire or need to make distributions or pay operating or capital expenses or fund acquisitions, we maintain a revolving credit facility which is governed by our credit agreement. Our obligations under our credit agreement are secured by a pledge by certain of our subsidiaries of all of their respective equity interests in certain of our direct and indirect property owning subsidiaries and first mortgage liens on 19 properties owned by the pledged subsidiaries with a gross book value of real estate assets of $1,001,437 as of June 30, 2024. We can borrow, repay and reborrow funds available under our revolving credit facility until maturity, and no principal repayments are due until maturity. The maturity date of our credit agreement is January 29, 2027, and, subject to the payment of an extension fee and meeting certain other requirements, we can extend the stated maturity date of our revolving credit facility by one year. Our credit agreement contains a number of covenants, including covenants that require us to maintain certain financial ratios, restrict our ability to incur additional debt in excess of calculated amounts and, subject to limited exceptions, restrict our ability to increase our distribution rate above the current level of $0.01 per common share per quarter and enter into share repurchases. Availability of borrowings under our credit agreement is subject to ongoing minimum performance and market values of the 19 collateral properties, our satisfying certain financial covenants and other credit facility conditions.
Interest payable on borrowings under our credit agreement is based on a rate of SOFR plus a margin of 350 basis points. We are also required to pay an unused facility fee on the amount of total lending commitments, which was 25 basis points per annum at June 30, 2024. As of June 30, 2024, the annual interest rate payable on borrowings under our credit agreement was 8.9%. As of June 30, 2024 and July 30, 2024, we had $178,000 and $190,000, respectively, outstanding under our revolving credit facility, $100,000 outstanding under our term loan and $147,000 and $135,000, respectively, available for borrowing under our revolving credit facility.

Senior Secured Notes Issuance and Senior Unsecured Notes Redemption
In February 2024, we issued $300,000 of the 2029 Notes. The aggregate net proceeds from this offering were $270,712, after initial purchaser discounts and other offering expenses. The 2029 Notes are fully and unconditionally guaranteed on a joint, several and senior secured basis by certain of our subsidiaries and secured by a pledge of all of the respective equity interests of the subsidiary guarantors and first mortgage liens on 17 properties with a gross book value of real estate assets of $618,644 as of June 30, 2024. The 2029 Notes require semi-annual payments of interest only and are prepayable, at par plus accrued interest, after March 31, 2028.
In March 2024, we redeemed, at par plus accrued interest, all $350,000 of our 4.25% senior unsecured notes due 2024 using the proceeds from the 2029 Notes and borrowings under our revolving credit facility.
Senior Notes Exchange
In June 2024, in connection with the Senior Note Exchange, we exchanged $567,429 of the New 2029 Notes for $865,219 aggregate principal of the Existing Notes. The New 2029 Notes are fully and unconditionally guaranteed on a joint, several and senior secured basis by certain of our subsidiaries and are secured by first mortgage liens on 19 properties with a gross book value of real estate assets of $715,986 as of June 30, 2024 and second mortgage liens on the 19 properties securing our credit agreement. The New 2029 Notes require semi-annual payments of interest only and are prepayable, at par plus accrued interest, after June 3, 2028. For more information regarding the Senior Note Exchange and the New 2029 Notes, see Note 7 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
As of June 30, 2024, our debt maturities (other than our revolving credit facility), consisting of senior notes, a term loan and mortgage notes, were as follows:

Year	Debt Maturities
2024	$—
2025	499,154
2026	140,488
2027	180,784
2028	123,487
2029 and thereafter	1,197,617
Total	$2,141,530
None of our unsecured debt obligations require sinking fund payments prior to their maturity dates. Our mortgage notes currently require monthly payments of interest only; however, certain of our mortgage notes will require payments of principal and interest after a specified date through maturity.
In addition to our debt obligations, as of June 30, 2024, we had estimated unspent leasing related obligations of $80,649, of which we expect to spend $40,947 over the next 12 months.
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
We currently do not have sufficient sources of liquidity to repay our $499,154 senior unsecured notes due 2025 and are evaluating market-based alternatives to obtain debt or equity financing. Based on the significant number of unencumbered properties in our portfolio, our successful history of obtaining debt financings and our current financing metrics, we believe it is probable that we can obtain new debt financing that will allow us to satisfy the 2025 senior unsecured notes as they become due. Additionally, as we have evaluated our financing options, we have determined that certain assets in our portfolio may not be suitable for secured financing. We are considering whether to sell those assets to raise cash and are at various stages of the sales process for those properties. We also continue to engage with Moelis & Company LLC as our financial advisor to assist in evaluating our options to address our upcoming debt maturities.
Our ability to obtain, and the costs of, our future debt financings will depend primarily on credit market conditions and our creditworthiness. We have no control over market conditions. Potential investors and lenders likely will evaluate our ability to pay distributions to shareholders, fund required debt service and repay debts when they become due by reviewing our business practices and plans to balance our use of debt and equity capital so that our financial profile and leverage ratios afford us flexibility to withstand any reasonably anticipated adverse changes. Similarly, our ability to raise equity capital in the future will depend primarily upon equity capital market conditions and our ability to conduct our business to maintain and grow our operating cash flows. We intend to conduct our business in a manner that will afford us reasonable access to capital for investment and financing activities, but we cannot be sure that we will be able to successfully carry out this intention. For instance, it is uncertain what the ultimate impacts of inflationary pressures, sustained high interest rates, deteriorating office fundamentals and market sentiment toward the office sector or any economic recession will be. A protracted and extensive economic recession, further deterioration of office fundamentals or continued or intensified disruptions in capital markets could limit our access to financing from public sources, would likely increase our cost of capital and impact our ability to satisfy covenants and conditions under our credit agreement or senior notes.
During the six months ended June 30, 2024, we paid quarterly distributions to our shareholders totaling $975 using cash on hand. On July 11, 2024, we declared a regular quarterly distribution payable to shareholders of record on July 22, 2024 of $0.01 per share, or approximately $503. We expect to pay this distribution on or about August 15, 2024 using cash on hand. We determine our distribution payout ratio with consideration for restrictions under our credit agreement, our expected capital expenditures, cash flows from operations and payment of debt obligations. For more information regarding the distributions we paid and declared during 2024, see Note 9 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
We owned a 51% interest in an unconsolidated joint venture which owned two properties at June 30, 2024. As of June 30, 2024, the properties owned by this joint venture were encumbered by $50,000 principal amount of mortgage indebtedness, none of which is recourse to us. As of June 30, 2024, we did not control the activities that are most significant to this joint venture and, as a result, we accounted for our investment in this joint venture under the equity method of accounting. For more information on the financial condition and results of operations of this joint venture, see Note 4 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. Other than this joint venture, as of June 30, 2024, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Debt Covenants (dollars in thousands)
Our principal debt obligations as of June 30, 2024 consisted of $178,000 of borrowings outstanding under our revolving credit facility, $100,000 outstanding principal amount under our secured term loan, an outstanding principal balance of $1,864,210 of senior notes and mortgage notes with an outstanding principal balance of $177,320. Also, the two properties owned by the joint venture in which we owned a 51% interest secured an additional mortgage note. Our senior notes are governed by indentures and their supplements. Our credit agreement and our senior notes indentures and their supplements provide for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, such as, in the case of our credit agreement, a change of control of us, which includes RMR ceasing to act as our business and property manager. Our credit agreement and our senior notes indentures and their supplements also contain a number of covenants, including those that restrict our ability to incur debts, including debts secured by mortgages on our properties, in excess of calculated amounts, require us to comply with certain financial covenants and, in the case of our credit agreement, restrict our ability to increase our distribution rate above the current level of $0.01 per common share per quarter. As of June 30, 2024, we believe we were in compliance with the terms and conditions of our respective covenants under our credit agreement and our senior notes indentures and their supplements. Our mortgage notes are non-recourse, subject to certain limited exceptions, and do not contain any material financial covenants.
As of June 30, 2024, adjusted total assets for covenant purposes as defined in our senior notes indentures were $5,092,680. Assets serving as collateral under our credit agreement, our secured senior notes or mortgage notes represented $2,729,020 of adjusted total assets, as defined in our senior notes indentures. Our unencumbered assets represented $2,363,660 of adjusted total assets.

The following table presents the calculation of adjusted total assets to total assets in accordance with GAAP as of June 30, 2024:

Total assets	$3,799,856
Plus: accumulated depreciation	610,698
Plus: adjustments to reflect original cost of real estate assets	1,047,943
Less: accounts receivable and intangibles	(365,817)
Adjusted total assets	$5,092,680
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
Fixed Rate Debt
As of June 30, 2024, our outstanding fixed rate debt consisted of the following:

Debt	Principal Balance (1)	Annual Interest Rate (1)	Annual Interest Expense	Maturity	Interest Payments Due
Senior unsecured notes	$499,154	4.500%	$22,462	2025	Semi-annually
Senior unsecured notes	140,488	2.650%	3,723	2026	Semi-annually
Senior unsecured notes	80,784	2.400%	1,939	2027	Semi-annually
Mortgage note (one property)	26,340	8.139%	2,144	2028	Monthly
Mortgage note (one property)	42,700	8.272%	3,532	2028	Monthly
Mortgage note (two properties)	54,300	7.671%	4,165	2028	Monthly
Senior secured notes	300,000	9.000%	27,000	2029	Semi-annually
Senior secured notes	567,429	9.000%	51,069	2029	Semi-annually
Senior unsecured notes	114,355	3.450%	3,945	2031	Semi-annually
Mortgage note (one property)	30,680	7.210%	2,212	2033	Monthly
Mortgage note (one property)	8,400	7.305%	614	2033	Monthly
Mortgage note (one property)	14,900	7.717%	1,150	2033	Monthly
Senior unsecured notes	162,000	6.375%	10,328	2050	Quarterly
Total	$2,041,530		$134,283
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
Our senior notes require semi-annual or quarterly interest payments through maturity. Our mortgage notes require monthly payments of interest only or payments of principal and interest through maturity. Because these debts require interest to be paid at a fixed rate, changes in market interest rates during the term of these debts will not affect our interest obligations. If these debts were refinanced at interest rates which are one percentage point higher or lower than shown above, our annual interest cost would increase or decrease by approximately $20,415.
Changes in market interest rates also would affect the fair value of our fixed rate debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt. In response to significant and prolonged increases in inflation, the U.S. Federal Reserve has raised interest rates multiple times since the beginning of 2022. Although the U.S. Federal Reserve has indicated that it may lower interest rates in 2024, we cannot be sure that it will do so, and interest rates may remain at the current high levels or continue to increase. Based on the balances outstanding at June 30, 2024, and discounted cash flow analyses through the respective maturity dates, and assuming no other changes in factors that may affect the fair value of our fixed rate debt obligations, a hypothetical immediate one percentage point increase in interest rates would change the fair value of those obligations by approximately $57,207.
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

In addition to the fixed rate debt presented in the table above, at June 30, 2024, we had a noncontrolling ownership interest of 51% in an unconsolidated joint venture that owned two properties that were secured by fixed rate debt consisting of the following mortgage note:

Debt	Our JV Ownership Interest	Principal Balance (1)(2)	Annual Interest Rate (1)	Annual Interest Expense	Maturity	Interest Payments Due
Mortgage note (two properties)	51%	$50,000	4.090%	$2,045	2029	Monthly
(1)The principal balance and annual interest rate are the amounts stated in the applicable contracts. In accordance with GAAP, the joint venture’s recorded interest expense may differ from these amounts because of market conditions at the time it incurred the debt.
(2)Reflects the entire balance of the debt secured by the properties and is not adjusted to reflect the interest in the joint venture we do not own. None of the debt is recourse to us.
Floating Rate Debt
As of June 30, 2024, our floating rate debt consisted of $178,000 outstanding under our $325,000 secured revolving credit facility and $100,000 outstanding on our secured term loan, both of which are governed by our credit agreement. Our credit agreement matures on January 29, 2027. We can borrow, repay and reborrow funds available under our revolving credit facility, and no principal payments are due under our credit agreement until maturity. Subject to the payment of an extension fee and meeting certain other requirements, we can extend the stated maturity date of our revolving credit facility by one year.
Borrowings under our credit agreement are in U.S. dollars and require interest to be paid at a rate of SOFR plus a margin of 350 basis points. Accordingly, we are vulnerable to changes in U.S. dollar based short term rates, specifically SOFR. Generally, a change in interest rates would not affect the value of our floating rate debt but would affect our operating results.
The following table presents the impact a one percentage point increase in interest rates would have on our annual floating rate interest expense as of June 30, 2024:

	Impact of an Increase in Interest Rates
	Annual Interest Rate (1)	Outstanding Debt	Total Interest Expense Per Year	Annual Earnings Per Share Impact (2)
At June 30, 2024	8.9%	$278,000	$24,742	$0.51
One percentage point increase	9.9%	$278,000	$27,522	$0.57
(1)Based on SOFR plus a margin of 350 basis points per annum as of June 30, 2024.
(2)Based on the weighted average common shares outstanding (diluted) for the six months ended June 30, 2024.
The following table presents the impact a one percentage point increase in interest rates would have on our annual floating rate interest expense as of June 30, 2024 if we were fully drawn on our revolving credit facility and term loan:

	Impact of an Increase in Interest Rates
	Annual Interest Rate (1)	Outstanding Debt (2)	Total Interest Expense Per Year	Annual Earnings Per Share Impact (3)
At June 30, 2024	8.9%	$425,000	$37,825	$0.78
One percentage point increase	9.9%	$425,000	$42,075	$0.87
(1)Based on SOFR plus a margin of 350 basis points per annum as of June 30, 2024.
(2)Represents the maximum amount available under our revolving credit facility and term loan.
(3)Based on the weighted average common shares outstanding (diluted) for the six months ended June 30, 2024.
The foregoing tables show the impact of an immediate increase in floating interest rates as of June 30, 2024. If interest rates were to increase gradually over time, the impact would be spread over time. Our exposure to fluctuations in floating interest rates will increase or decrease in the future with increases or decreases in the outstanding amount under our revolving credit facility or our term loan, or our other floating rate debt, if any. Although we have no present plans to do so, we may in the future enter into hedge arrangements from time to time to mitigate our exposure to changes in interest rates.
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
There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Forward-looking statements reflect our current expectations, are based on judgments and assumptions, are inherently uncertain and are subject to risks, uncertainties and other factors, which could cause our actual results, performance or achievements to differ materially from expected future results, performance or achievements expressed or implied in those forward-looking statements. Some of the risks, uncertainties and other factors that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, but are not limited to, the following:
•Our ability to make required payments on our debt or refinance our debts as they mature or otherwise become due,
•Our ability to maintain sufficient liquidity, including the availability of borrowings under our revolving credit facility and our ability to obtain new debt or equity financing, and otherwise manage leverage,
•Our ability to comply with the terms of our debt agreements and meet financial covenants,
•Our ability to effectively raise and balance our use of debt and equity capital,
•Whether our tenants will renew or extend their leases and not exercise early termination options pursuant to their leases or that we will obtain replacement tenants on terms as favorable to us as our prior leases,
•Our ability to increase or maintain occupancy at our properties on terms desirable to us, and our ability to increase rents when our leases expire or renew,
•The extent to which changes and trends in office space utilization and needs, including due to remote work arrangements, continue to impact demand for office space at our properties,
•Competition within the commercial real estate industry, particularly in those markets in which our properties are located,
•The impact of unfavorable market and commercial real estate industry conditions due to high interest rates, prolonged high inflation, labor market challenges, supply chain disruptions, volatility in the public equity and debt markets and in commercial real estate markets, generally and in the sectors we operate, geopolitical instability and tensions, economic downturns or a possible recession or changes in real estate utilization, among other things, on us and our tenants,
•The likelihood that our tenants will pay rent or be negatively impacted by continuing unfavorable market and commercial real estate industry conditions or government budget constraints,
•Our ability to manage our capital expenditures and other operating costs effectively and to maintain and enhance our properties and their appeal to tenants,
•The financial strength of our tenants,
•Our ability to sell properties at prices we target,

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer purchases of equity securities. The following table provides information about our purchases of our equity securities during the quarter ended June 30, 2024:

Calendar Month	Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2024 - April 30, 2024	4,604	$1.89	—	$—
May 1, 2024 - May 31, 2024	1,156	2.34	—	—
June 1, 2024 - June 30, 2024	1,745	2.15	—	—
Total	7,505	$2.02	—	$—
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

3.2	Third Amended and Restated Bylaws of the Company, adopted June 13, 2024. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 13, 2024.)
4.1	Form of Common Share Certificate. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2018.)
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

4.12
Indenture, dated as of June 20, 2024, among Office Properties Income Trust, the subsidiaries listed on the signature pages thereto as guarantors and U.S. Bank Trust Company, National Association, as trustee and collateral agent. (Incorporated by reference to the Company's Current Report on Form 8-K filed on June 21, 2024.)

4.13
Registration Rights and Lock-Up Agreement, dated as of June 5, 2015, among the Company, ABP Trust (f/k/a Reit Management & Research Trust) and Adam D. Portnoy. (Incorporated by reference to the Company’s Current Report on Form 8‑K filed on June 8, 2015.)

10.1	Support Agreement, dated as of June 10, 2024, among the Company and certain noteholders party thereto. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 10, 2024.)
31.1	Rule 13a-14(a) Certification. (Filed herewith.)
31.2	Rule 13a-14(a) Certification. (Filed herewith.)
31.3	Rule 13a-14(a) Certification. (Filed herewith.)
31.4	Rule 13a-14(a) Certification. (Filed herewith.)
32.1	Section 1350 Certification. (Furnished herewith.)
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document. (Filed herewith.)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (Filed herewith.)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (Filed herewith.)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (Filed herewith.)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (Filed herewith.)
104	Cover Page Interactive Data File. (Formatted as Inline XBRL and contained in Exhibit 101.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OFFICE PROPERTIES INCOME TRUST

By:	/s/ Yael Duffy
Yael Duffy
President and Chief Operating Officer
Dated: July 31, 2024

By:	/s/ Brian E. Donley
Brian E. Donley
Chief Financial Officer and Treasurer
(principal financial officer and principal accounting officer)
Dated: July 31, 2024