Form 10-Q
period 2024-09-30
OFFICE PROPERTIES INCOME TRUST
filed 2024-10-30
CIK 1456772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-34364

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

Number of registrant’s common shares of beneficial interest, $.01 par value per share, outstanding as of October 29, 2024: 55,781,219

OFFICE PROPERTIES INCOME TRUST

FORM 10-Q

September 30, 2024

References in this Quarterly Report on Form 10-Q to “the Company”, “OPI”, “we”, “us” or “our” include Office Properties Income Trust and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

PART I.    Financial Information
Item 1.    Financial Statements
OFFICE PROPERTIES INCOME TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)
(unaudited)

	September 30, 2024	December 31, 2023
ASSETS
Real estate properties:
Land	$716,254	$786,310
Buildings and improvements	2,980,356	3,279,369
Total real estate properties, gross	3,696,610	4,065,679
Accumulated depreciation	(619,474)	(650,179)
Total real estate properties, net	3,077,136	3,415,500
Assets of properties held for sale	125,781	37,310
Investments in unconsolidated joint ventures	17,552	18,128
Acquired real estate leases, net	209,943	263,498
Cash and cash equivalents	22,363	12,315
Restricted cash	13,906	14,399
Rents receivable	146,580	133,264
Deferred leasing costs, net	95,395	86,971
Other assets, net	17,295	8,284
Total assets	$3,725,951	$3,989,669

LIABILITIES AND SHAREHOLDERS’ EQUITY
Unsecured debt, net	$980,125	$2,400,478
Secured debt, net	1,341,844	172,131
Liabilities of properties held for sale	3,419	2,525
Accounts payable and other liabilities	105,923	140,166
Due to related persons	5,906	7,025
Assumed real estate lease obligations, net	10,148	11,665
Total liabilities	2,447,365	2,733,990

Commitments and contingencies

Shareholders’ equity:
Common shares of beneficial interest, $.01 par value: 200,000,000 shares authorized, 53,910,981 and 48,755,415 shares issued and outstanding, respectively	539	488
Additional paid in capital	2,633,253	2,621,493
Cumulative net income	112,747	100,174
Cumulative common distributions	(1,467,953)	(1,466,476)
Total shareholders’ equity	1,278,586	1,255,679
Total liabilities and shareholders’ equity	$3,725,951	$3,989,669

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OFFICE PROPERTIES INCOME TRUST
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(amounts in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Rental income	$120,620	$133,361	$383,741	$399,780

Expenses:
Real estate taxes	16,927	14,257	47,363	45,491
Utility expenses	7,869	7,460	21,782	20,462
Other operating expenses	26,619	27,946	81,097	80,637
Depreciation and amortization	46,047	52,266	146,779	155,559
Loss on impairment of real estate	41,847	—	173,579	—
Transaction related costs	738	16,135	971	30,534
General and administrative	4,927	5,720	15,861	17,430
Total expenses	144,974	123,784	487,432	350,113

Gain on sale of real estate	8,456	244	6,008	487
Interest and other income	196	281	1,779	782
Interest expense (including net amortization of debt premiums, discounts and issuance costs of $2,183, $2,276, $9,261 and $6,808 respectively)	(42,580)	(28,835)	(116,405)	(80,591)
Gain on early extinguishment of debt	264	—	225,637	—
(Loss) income before income tax expense and equity in net losses of investees	(58,018)	(18,733)	13,328	(29,655)
Income tax expense	(230)	(95)	(179)	(336)
Equity in net losses of investees	(166)	(765)	(576)	(2,290)
Net (loss) income	$(58,414)	$(19,593)	$12,573	$(32,281)

Weighted average common shares outstanding (basic and diluted)	51,197	48,403	49,444	48,365

Per common share amounts (basic and diluted):
Net (loss) income	$(1.14)	$(0.41)	$0.25	$(0.67)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OFFICE PROPERTIES INCOME TRUST
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(dollars in thousands)
(unaudited)

	Number of Shares	Common Shares	Additional Paid In Capital	Cumulative Net Income	Cumulative Common Distributions	Total Shareholders’ Equity
Balance at December 31, 2023	48,755,415	$488	$2,621,493	$100,174	$(1,466,476)	$1,255,679
Common share grants	—	—	362	—	—	362
Common share repurchases	(869)	—	(6)	—	—	(6)
Net loss	—	—	—	(5,184)	—	(5,184)
Distributions to common shareholders	—	—	—	—	(487)	(487)
Balance at March 31, 2024	48,754,546	488	2,621,849	94,990	(1,466,963)	1,250,364
Issuance of common shares	1,406,952	14	3,166	—	—	3,180
Common share grants	104,643	1	486	—	—	487
Common share repurchases	(7,505)	—	(15)	—	—	(15)
Net income	—	—	—	76,171	—	76,171
Distributions to common shareholders	—	—	—	—	(488)	(488)
Balance at June 30, 2024	50,258,636	503	2,625,486	171,161	(1,467,451)	1,329,699
Issuance of common shares	3,184,432	32	7,416	—	—	7,448
Common share grants	544,555	5	520	—	—	525
Common share repurchases	(76,642)	(1)	(169)	—	—	(170)
Net loss	—	—	—	(58,414)	—	(58,414)
Distributions to common shareholders	—	—	—	—	(502)	(502)
Balance at September 30, 2024	53,910,981	$539	$2,633,253	$112,747	$(1,467,953)	$1,278,586
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OFFICE PROPERTIES INCOME TRUST
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (CONTINUED)
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

OFFICE PROPERTIES INCOME TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$12,573	$(32,281)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	89,587	77,635
Net amortization of debt premiums, discounts and issuance costs	9,261	6,808
Amortization of acquired real estate leases and assumed real estate lease obligations, net	49,055	71,332
Amortization of deferred leasing costs	9,562	7,359
Gain on sale of real estate	(6,008)	(487)
Loss on impairment of real estate	173,579	—
Gain on early extinguishment of debt	(238,008)	—
Straight line rental income	(23,796)	(17,120)
Other non-cash expenses, net	587	1,053
Equity in net losses of investees	576	2,290
Changes in assets and liabilities:
Rents receivable	6,830	(1,375)
Deferred leasing costs	(18,231)	(17,904)
Other assets	(4,320)	(4,426)
Accounts payable and other liabilities	(18,686)	14,952
Due to related persons	(1,119)	1,297
Net cash provided by operating activities	41,442	109,133

CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate improvements	(93,081)	(175,628)
Contributions to unconsolidated joint ventures	—	(3,763)
Proceeds from sale of property, net	79,830	22,449
Net cash used in investing activities	(13,251)	(156,942)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of mortgage notes payable	—	(50,000)
Proceeds from issuance of mortgage notes payable	—	177,320
Repayment of senior unsecured notes	(350,242)	—
Proceeds from issuance of senior secured notes	280,500	—
Borrowings on revolving credit facility	327,000	225,000
Repayments on revolving credit facility	(332,000)	(220,000)
Borrowings on secured term loan	100,000	—
Payment of debt issuance costs	(42,226)	(5,843)
Repurchases of common shares	(191)	(291)
Distributions to common shareholders	(1,477)	(50,998)
Net cash (used in) provided by financing activities	(18,636)	75,188

Increase in cash, cash equivalents and restricted cash	9,555	27,379
Cash, cash equivalents and restricted cash at beginning of period	26,714	12,249
Cash, cash equivalents and restricted cash at end of period	$36,269	$39,628
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OFFICE PROPERTIES INCOME TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(dollars in thousands)
(unaudited)

	Nine Months Ended September 30,
	2024	2023
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$121,651	$79,324
Income taxes paid	$302	$374

NON-CASH INVESTING ACTIVITIES:
Real estate improvements accrued, not paid	$16,595	$41,445
Capitalized interest	$969	$6,423

NON-CASH FINANCING ACTIVITIES:
Extinguishment of unsecured senior notes in exchange for senior secured notes and common shares	$(295,462)	$—

SUPPLEMENTAL DISCLOSURE OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows:

	As of September 30,
	2024	2023
Cash and cash equivalents	$22,363	$24,358
Restricted cash (1)	13,906	15,270
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$36,269	$39,628
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
Going Concern
Our portfolio has been adversely affected by shifts in office space utilization, including increased remote work arrangements and tenants consolidating their real estate footprint. Demand for office space continues to face headwinds and declining rents and increasing costs to relet space when tenants can be identified continue to impact the market. In addition, there are limited debt or equity financing alternatives available to us to refinance our debt and financing sources we have utilized have increased our cost of capital. The duration and ultimate impact of these factors on our properties and our business remains uncertain and subject to change; however, these conditions continue to have a significant negative impact on our results of operations, financial position and cash flows. As of October 30, 2024, our total available liquidity was comprised of $146,448 of cash and, in addition to long-term debt, our $456,700 of unsecured senior notes due on February 1, 2025, or the 2025 Notes, are due within one year from the date of issuance of these financial statements.
Given the limited alternatives available to us to obtain debt or equity to refinance our maturing debt, the illiquid nature of our real estate assets and our ability to incur additional debt while maintaining compliance with the financial covenants in our existing debt agreements, we are currently in negotiations with certain holders of the 2025 Notes regarding a potential note exchange. However, we are not able to conclude that it is probable that the negotiations will result in an exchange that refinances the 2025 Notes prior to their maturity. If we are unable to consummate a transaction that refinances the 2025 Notes on terms which, in our view, allow us to continue as a going concern, our Board of Trustees may consider a reorganization in a bankruptcy court. As a result of the foregoing, we have concluded that there is substantial doubt about our ability to continue as a going concern for at least one year from the date of issuance of these financial statements, or October 30, 2024.
Our condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)
(unaudited)
Note 2. Recent Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board issued Accounting Standards Update No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, or ASU No. 2023-07, which requires public entities to: (i) provide disclosures of significant segment expenses and other segment items if they are regularly provided to the Chief Operating Decision Maker, or the CODM, and included in each reported measure of segment profit or loss; (ii) provide all annual disclosures about a reportable segment’s profit or loss and assets currently required by Accounting Standards Codification 280, Segment Reporting, or ASC 280, in interim periods; and (iii) disclose the CODM’s title and position, as well as an explanation of how the CODM uses the reported measures and other disclosures. Public entities with a single reportable segment must apply all the disclosure requirements of ASU No. 2023-07, as well as all the existing segment disclosures under ASC 280. The amendments in ASU No. 2023-07 are incremental to the requirements in ASC 280 and do not change how a public entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. ASU No. 2023-07 should be applied retrospectively to all prior periods presented in the financial statements and is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. We expect to include additional disclosures in the notes to our condensed consolidated financial statements as a result of the implementation of ASU No. 2023-07; however, these changes are not expected to have a material effect on our condensed consolidated financial statements.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerators:
Net (loss) income	$(58,414)	$(19,593)	$12,573	$(32,281)
Income attributable to unvested participating securities	(2)	(50)	(74)	(232)
Net (loss) income used in calculating earnings per common share	$(58,416)	$(19,643)	$12,499	$(32,513)

Denominators:
Weighted average common shares outstanding - basic and diluted	51,197	48,403	49,444	48,365

Net (loss) income per common share - basic and diluted	$(1.14)	$(0.41)	$0.25	$(0.67)
Note 4. Real Estate Properties
As of September 30, 2024, our 145 wholly owned properties included approximately 19,543,000 rentable square feet, with an undepreciated carrying value of $3,873,075, including $176,465 classified as held for sale. We also had a noncontrolling ownership interest of 51% in an unconsolidated joint venture that owned two properties containing approximately 346,000 rentable square feet. We generally lease space at our properties on a gross lease, modified gross lease or net lease basis pursuant to fixed term contracts expiring between 2024 and 2053. Some of our leases generally require us to pay all or some property operating expenses and to provide all or most property management services. During the three months ended September 30, 2024, we entered into 14 leases for approximately 987,000 rentable square feet for a weighted (by rentable square feet) average lease term of 10.2 years, and we made commitments of $65,916 for leasing related costs. During the nine months ended September 30, 2024, we entered into 39 leases for approximately 1,683,000 rentable square feet for a weighted (by rentable square feet) average lease term of 9.1 years and we made commitments for approximately $80,875 of leasing related costs. As of September 30, 2024, we had estimated unspent leasing related obligations of $100,646.
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
Disposition Activities
During the nine months ended September 30, 2024, we sold seven properties containing approximately 998,000 rentable square feet for an aggregate sales price of $84,810, excluding closing costs. The sales of these properties, as presented in the table below, do not represent a strategic shift in our business. As a result, the results of operations of these properties are included in continuing operations through the date of sale in our condensed consolidated statements of comprehensive income (loss).

Date of Sale	Number of Properties	Location	Rentable Square Feet	Gross Sales Price (1)	Gain (Loss) on Sale of Real Estate	Loss on Impairment of Real Estate
March 2024	1	Chicago, IL	248,000	$38,500	$(2,448)	$—
July 2024	1	Malden, MA	126,000	7,800	(10)	13,973
August 2024	3	Indianapolis, IN	434,000	10,100	729	50,851
September 2024	1	Atlanta, GA	126,000	17,610	8,691	—
September 2024	1	San Jose, CA	64,000	10,800	(954)	819
	7		998,000	$84,810	$6,008	$65,643
(1)Gross sales price is the contract price, excluding closing costs.
As of September 30, 2024, we had 13 properties classified as held for sale in our condensed consolidated balance sheet that are under agreement to sell for an aggregate sales price of $107,802, excluding closing costs, as summarized below:

Date of Sale Agreement	Number of Properties	Location	Rentable Square Feet	Gross Sales Price (1)	Loss on Impairment of Real Estate
May 2024	1	Colorado Springs, CO	156,000	$26,164	$—
July 2024	5	Atlanta, GA	378,000	18,100	21,937
August 2024	1	Rocklin, CA	19,000	2,650	—
September 2024	1	Kansas City, MO	87,000	8,000	4,370
September 2024	2	Santa Clara, CA	149,000	21,150	11,041
October 2024	2	Tempe, AZ	101,000	10,738	—
October 2024	1	Sacramento, CA	338,000	21,000	33,904
	13		1,228,000	$107,802	$71,252
(1)Gross sales price is the contract price, excluding closing costs.
We also had four additional properties classified as held for sale in our condensed consolidated balance sheet as of September 30, 2024 and we recorded a $22,094 loss on impairment of real estate to adjust the carrying values of two of these properties to their estimated fair values, less costs to sell, during the nine months ended September 30, 2024. The pending sales in the preceding table are subject to conditions; accordingly, we cannot be sure that we will complete these sales or that these sales will not be delayed or the pricing will not change. See Note 8 for more information regarding our properties held for sale.

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)
(unaudited)
We also recorded a $12,017 loss on impairment of real estate to reduce the carrying value of one property that was classified as held for sale to its estimated fair value, less costs to sell as of June 30, 2024. Subsequently, we removed this property from held for sale status due to a change of plan for sale and recorded an additional loss on impairment of $2,573 to reduce the carrying value of this property to its estimated fair value as of September 30, 2024.
In October 2024, we entered into agreements to sell an additional four properties with approximately 381,000 rentable square feet for an aggregate sales price of $11,350, excluding closing costs.
Unconsolidated Joint Ventures
As of September 30, 2024, we owned an interest in one joint venture that owned two properties. We accounted for this investment under the equity method of accounting.
During the nine months ended September 30, 2024, our 1750 H Street, NW joint venture did not have sufficient cash flow to pay its monthly debt service, resulting in an event of default and the non-recourse mortgage lender to this joint venture completed a foreclosure of the property and the joint venture ceased to have an economic interest in the property. We wrote off our full investment in this joint venture as of December 31, 2023 and did not make capital contributions to this joint venture during the nine months ended September 30, 2024. Accordingly, we did not record our proportionate share of operating results of the joint venture for the nine months ended September 30, 2024.
As of September 30, 2024 and December 31, 2023, our investments in our unconsolidated joint ventures consisted of the following:

		OPI Carrying Value of Investments at
Joint Venture	OPI Ownership	September 30, 2024	December 31, 2023	Number of Properties	Location	Rentable Square Feet
Prosperity Metro Plaza	51%	$17,552	$18,128	2	Fairfax, VA	346,000
1750 H Street, NW	50%	—	—	1	Washington, D.C.	125,000
Total		$17,552	$18,128	3		471,000
The following table provides a summary of the mortgage debt of our unconsolidated joint ventures as of September 30, 2024 and December 31, 2023:

Joint Venture	Interest Rate (1)	Maturity Date	Principal Balance at September 30, 2024 (2)	Principal Balance at December 31, 2023 (2)
Prosperity Metro Plaza	4.09%	12/1/2029	$50,000	$50,000
1750 H Street, NW	3.69%	8/1/2027	—	32,000
Weighted Average / Total	3.93%		$50,000	$82,000
(1)Includes the effect of mark to market purchase accounting.
(2)Reflects the entire balance of the debt secured by the properties and is not adjusted to reflect the interests in the joint ventures we did not own. None of the debt is recourse to us.
As of September 30, 2024, the unamortized basis difference of our Prosperity Metro Plaza joint venture of $680 was primarily attributable to the difference between the amount we paid to purchase our interest in this joint venture, including transaction costs, and the historical carrying value of the net assets of this joint venture. The difference is being amortized over the remaining useful life of the related property and the resulting amortization expense is included in equity in net losses of investees in our condensed consolidated statements of comprehensive income (loss).
Note 5. Leases
Our leases provide for base rent payments and, in addition, may include variable payments. Rental income from operating leases, including any payments derived by index or market-based indices, is recognized on a straight line basis over the lease term once we have determined that the collectability of substantially all of the lease payments is probable. Some of our leases have options to extend or terminate the lease exercisable at the option of our tenants, which are considered when determining

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)
(unaudited)
the lease term. Allowances for bad debts are recognized as a direct reduction of rental income. In certain circumstances, some leases provide the tenant with the right to terminate if the legislature or other funding authority does not appropriate the funding necessary for the tenant to meet its lease obligations; we have determined the fixed non-cancelable lease term of these leases to be the full term of the lease because we believe the occurrence of early terminations to be a remote contingency based on both our historical experience and our assessments of the likelihood of lease cancellation on a separate lease basis.
We increased rental income to record revenue on a straight line basis by $8,854 and $8,691 for the three months ended September 30, 2024 and 2023, respectively, and $23,796 and $17,120 for the nine months ended September 30, 2024 and 2023, respectively. Rents receivable, excluding properties classified as held for sale, included $134,218 and $112,440 of straight line rent receivables at September 30, 2024 and December 31, 2023, respectively.
We do not include in our measurement of our lease receivables certain variable payments, including payments determined by changes in the index or market-based indices after the inception of the lease, certain tenant reimbursements and other income until the specific events that trigger the variable payments have occurred. Such payments totaled $22,291 and $65,120 for the three and nine months ended September 30, 2024, respectively, of which tenant reimbursements totaled $21,271 and $61,667, respectively. For the three and nine months ended September 30, 2023, such payments totaled $21,067 and $64,627, respectively, of which tenant reimbursements totaled $19,722 and $60,641, respectively.
Note 6. Concentration
Tenant and Credit Concentration
As of September 30, 2024 and 2023, the U.S. government and certain state and other government tenants combined were responsible for approximately 24.5% and 28.1%, respectively, of our annualized rental income. The U.S. government is our largest tenant by annualized rental income and represented approximately 16.6% and 20.0% of our annualized rental income as of September 30, 2024 and 2023, respectively. We define annualized rental income as the annualized contractual base rents from our tenants pursuant to our lease agreements as of the measurement date, plus straight line rent adjustments and estimated recurring expense reimbursements to be paid to us, and excluding lease value amortization.
Geographic Concentration
As of September 30, 2024, our 145 wholly owned properties were located in 30 states and the District of Columbia. Properties located in Virginia, California, District of Columbia, Illinois and Georgia were responsible for approximately 12.4%, 10.6%, 10.6%, 9.7% and 9.7% of our annualized rental income as of September 30, 2024, respectively.
Note 7. Indebtedness
Our principal debt obligations as of September 30, 2024 were: (1) $200,000 of outstanding borrowings under our $325,000 secured revolving credit facility; (2) $100,000 outstanding principal amount under our secured term loan; (3) $1,855,910 aggregate outstanding principal amount of senior notes and (4) $177,320 aggregate outstanding principal amount of mortgage notes.
In January 2024, we entered into an amended and restated credit agreement, or our credit agreement, governing a new $325,000 secured revolving credit facility and a $100,000 secured term loan. Our credit agreement replaced our prior revolving credit facility, which had a maturity date of January 31, 2024. As collateral for all loans and other obligations under our credit agreement, certain of our subsidiaries pledged all of their respective equity interests in certain of our direct and indirect property owning subsidiaries, and our pledged subsidiaries provided first mortgage liens on 19 properties that had a gross book value of real estate assets of $1,012,536 as of September 30, 2024. We can borrow, repay and reborrow funds available under our revolving credit facility until maturity, and no principal repayments on borrowings under our credit agreement are due until maturity. The maturity date of our credit agreement is January 29, 2027 and, subject to the payment of an extension fee and meeting certain other requirements, we can extend the stated maturity date of our revolving credit facility by one year. Our credit agreement contains a number of covenants, including covenants that require us to maintain certain financial ratios, restrict our ability to incur additional debt in excess of calculated amounts and, subject to limited exceptions, restrict our ability to increase our distribution rate above the current level of $0.01 per common share per quarter and enter into share repurchases. Availability of borrowings under our credit agreement is subject to ongoing minimum performance and market values of the 19 collateral properties, our satisfying certain financial covenants and other credit facility conditions.

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)
(unaudited)
Interest payable on borrowings under our credit agreement is at a rate of the secured overnight financing rate, or SOFR, plus a margin of 350 basis points. We are also required to pay an unused facility fee on the amount of total lending commitments, which was 25 basis points per annum at September 30, 2024. As of September 30, 2024, we had $200,000, outstanding under our revolving credit facility, $100,000 outstanding under our term loan and $125,000 available for borrowing under our revolving credit facility. In October 2024, we borrowed $125,000 under our revolving credit facility to preserve financial flexibility. As of October 29, 2024, we had fully drawn our $325,000 revolving credit facility and $100,000 was outstanding under our term loan.
As of September 30, 2024, the annual interest rate payable on borrowings under our credit agreement was 8.4%. The weighted average annual interest rate for borrowings under our credit agreement for the three and nine months ended September 30, 2024 was 8.9%.
We were required to pay interest at a rate of SOFR plus a premium, which was 145 basis points per annum as of September 30, 2023, on the amount outstanding under our prior revolving credit facility, as well as a facility fee on the total amount of lending commitments, which was 30 basis points per annum. The weighted average annual interest rate for borrowings under our prior revolving credit facility for the three and nine months ended September 30, 2023 was 6.8% and 6.4%, respectively.
Our revolving credit facility is governed by a credit agreement with a syndicate of institutional lenders. Our credit agreement and senior notes indentures and their supplements provide for acceleration of payment of all amounts due thereunder upon the occurrence and continuation of certain events of default, such as, in the case of our credit agreement, a change of control of us, which includes The RMR Group LLC, or RMR, ceasing to act as our business and property manager. Our credit agreement and senior notes indentures and their supplements also contain covenants, including covenants that restrict our ability to incur debts, require us to comply with certain financial covenants and, in the case of our credit agreement, restrict our ability to increase our distribution rate above the current level of $0.01 per common share per quarter. We believe we were in compliance with the terms and conditions of the respective covenants under our credit agreement and senior notes indentures and their supplements at September 30, 2024.
Senior Secured Notes Issuance
In February 2024, we issued $300,000 of 9.000% senior secured notes due 2029, or the 2029 Notes. The aggregate net proceeds from the offering of the 2029 Notes were $270,712, after initial purchaser discounts and other offering expenses. The 2029 Notes are fully and unconditionally guaranteed on a joint, several and senior secured basis by certain of our subsidiaries and secured by a pledge of all of the respective equity interests of the subsidiary guarantors and first mortgage liens on 17 properties with a gross book value of real estate assets of $619,467 as of September 30, 2024. The 2029 Notes require semi-annual payments of interest only and are prepayable, at par plus accrued interest, after March 31, 2028.
Senior Unsecured Notes Redemption
In March 2024, we redeemed, at par plus accrued interest, all $350,000 of our 4.25% senior unsecured notes due 2024. As a result of this redemption, we recorded a loss on early extinguishment of debt of $425 during the nine months ended September 30, 2024, which represented the unamortized discounts related to these notes.
Senior Notes Exchanges
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

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)
(unaudited)
The New 2029 Notes are fully and unconditionally guaranteed on a joint, several and senior secured basis by certain of our subsidiaries and are secured by first mortgage liens on 19 properties with a gross book value of real estate assets of $716,969 as of September 30, 2024 and second mortgage liens on the 19 properties securing our credit agreement. The New 2029 Notes require semi-annual payments of interest only and are prepayable, at par plus accrued interest, after June 3, 2028. During the nine months ended September 30, 2024, we recorded a gain on early extinguishment of debt of $225,210 as a result of the Senior Note Exchange.
During the three and nine months ended September 30, 2024, in a series of exchange transactions, we exchanged an aggregate principal amount of $8,300 of the 2025 Notes for an aggregate 3,184,432 of our common shares at a weighted average price of $2.34 per share. During the nine months ended September 30, 2024, we recorded a gain on early extinguishment of debt of $852 as a result of these exchanges.
In October 2024, in a series of exchange transactions, we exchanged an additional aggregate principal amount of $34,154 of the 2025 Notes for $42,570 of new 9.0% senior secured notes due 2029 on substantially similar terms as the New 2029 Notes and an aggregate 1,870,238 of our common shares.
The gains we realized on early extinguishment of debt are considered cancellation of debt income, or CODI, for income tax purposes and part of our REIT taxable income. We currently do not expect that any special distribution will be required to maintain our qualification for taxation as a real estate investment trust, or REIT, as a result of generating CODI in 2024. However, this assertion is based on our expectation that we will complete additional dispositions that will result in additional losses on sale of real estate in 2024. If these sales are not completed, we will be taxed at regular corporate income tax rates on any undistributed REIT taxable income.
As of September 30, 2024, seven of our properties with an aggregate gross book value of real estate assets of $304,961 were encumbered by mortgage notes with an aggregate principal amount of $177,320. Our mortgage notes are non-recourse, subject to certain limited exceptions and do not contain any material financial covenants.
Note 8. Fair Value of Assets and Liabilities
The following table presents certain of our assets measured at fair value at September 30, 2024, categorized by level of inputs as defined in the fair value hierarchy under GAAP, used in the valuation of each asset:

		Fair Value at Reporting Date Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Non-recurring Fair Value Measurements Assets
Real estate properties (1)	$4,170	$—	$—	$4,170
Assets of properties held for sale (2)	$94,545	$—	$94,545	$—
(1)We recorded an impairment charge of $14,590 to reduce the carrying value of one property that was classified as held for sale as of June 30, 2024 and subsequently removed from held for stale status to its estimated fair value based on third party offers (Level 3 inputs as defined in the fair value hierarchy under GAAP).
(2)We recorded an impairment charge of $93,346 to reduce the carrying values of 11 properties that are classified as held for sale in our condensed consolidated balance sheet to their estimated fair values less estimated costs to sell of $2,282, based on negotiated sales prices with third party buyers (Level 2 inputs as defined in the fair value hierarchy under GAAP). See Note 4 for more information.

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)
(unaudited)
Our financial instruments include our cash and cash equivalents, restricted cash, rents receivable, accounts payable, a revolving credit facility, a term loan, senior notes, mortgage notes payable, amounts due to related persons, other accrued expenses and security deposits. At September 30, 2024 and December 31, 2023, the fair values of our financial instruments approximated their carrying values in our condensed consolidated financial statements, due to their short term nature or floating interest rates, except as follows:

	As of September 30, 2024		As of December 31, 2023
Financial Instrument	Carrying Value (1)	Fair Value	Carrying Value (1)	Fair Value
Senior unsecured notes, 4.250% interest rate, due in 2024 (2)	$—	$—	$349,144	$331,510
Senior unsecured notes, 4.500% interest rate, due in 2025	489,726	429,286	646,266	510,445
Senior unsecured notes, 2.650% interest rate, due in 2026	139,421	89,317	298,464	185,934
Senior unsecured notes, 2.400% interest rate, due in 2027	80,450	43,264	348,086	196,147
Senior secured notes, 9.000% interest rate, due in 2029 (3)	274,279	293,649	—	—
Senior secured notes, 9.000% interest rate, due in 2029 (4)	596,760	484,840	—	—
Senior unsecured notes, 3.450% interest rate, due in 2031	113,480	46,506	396,614	199,060
Senior unsecured notes, 6.375% interest rate, due in 2050	157,048	95,256	156,904	83,916
Mortgage notes payable	172,676	183,250	172,131	179,813
Total	$2,023,840	$1,665,368	$2,367,609	$1,686,825
(1)Includes net unamortized debt premiums, discounts and issuance costs totaling $9,390 and $21,711 as of September 30, 2024 and December 31, 2023, respectively.
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
See Note 7 for information regarding the additional share issuances we have made as part of exchanges for the 2025 Notes.
Share Awards
On June 13, 2024, in accordance with our Trustee compensation agreements, we awarded to each of our nine Trustees 11,627 of our common shares, valued at $2.15 per share, the closing price of our common shares on Nasdaq on that day.
On September 11, 2024, we awarded under our equity compensation plan an aggregate of 544,555 of our common shares, valued at $2.13 per share, the closing price of our common shares on Nasdaq on that day, to our officers and certain other employees of RMR.

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)
(unaudited)
Share Purchases
During the three and nine months ended September 30, 2024, we purchased an aggregate 76,642 and 85,016 of our common shares, respectively, valued at a weighted average share price of $2.22 and $2.25, respectively, from our officers and certain other current and former officers and employees of RMR, in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of our common shares. We withheld and purchased these common shares at their fair market value based upon the trading price of our common shares at the close of trading on Nasdaq on the purchase date.
Distributions
During the nine months ended September 30, 2024, we declared and paid regular quarterly distributions to common shareholders as follows:

Declaration Date	Record Date	Paid Date	Distributions Per Common Share	Total Distributions
January 11, 2024	January 22, 2024	February 15, 2024	$0.01	$487
April 11, 2024	April 22, 2024	May 15, 2024	0.01	488
July 11, 2024	July 22, 2024	August 15, 2024	0.01	502
			$0.03	$1,477
On October 16, 2024, we declared a regular quarterly distribution payable to common shareholders of record on October 28, 2024 in the amount of $0.01 per share, or approximately $555. We expect to pay this distribution on or about November 14, 2024.
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
Pursuant to our business management agreement with RMR, we recognized net business management fees of $3,052 and $9,919 for the three and nine months ended September 30, 2024, respectively, and $3,637 and $11,180 for the three and nine months ended September 30, 2023, respectively. Based on our common share total return, as defined in our business management agreement, as of September 30, 2024, no estimated incentive fees are included in the net business management fees we recognized for the three and nine months ended September 30, 2024. The actual amount of annual incentive fees for 2024, if any, will be based on our common share total return for the three year period ending December 31, 2024, and will be payable in January 2025. We did not incur an incentive fee payable to RMR for the year ended December 31, 2023. We include business management fees in general and administrative expenses in our condensed consolidated statements of comprehensive income (loss).
Pursuant to our property management agreement with RMR, we recognized aggregate net property management and construction supervision fees of $3,712 and $12,675 for the three and nine months ended September 30, 2024, respectively, and $5,465 and $17,947 for the three and nine months ended September 30, 2023, respectively. Of these amounts, for the three and nine months ended September 30, 2024, $3,234 and $10,391, respectively, were expensed to other operating expenses in our condensed consolidated statements of comprehensive income (loss) and $478 and $2,284, respectively, were capitalized as building improvements in our condensed consolidated balance sheets. For the three and nine months ended September 30, 2023, $3,718 and $11,252, respectively, were expensed to other operating expenses in our condensed consolidated statements of comprehensive income (loss) and $1,747 and $6,695, respectively, were capitalized as building improvements in our condensed consolidated balance sheet. The amounts capitalized are being depreciated over the estimated useful lives of the related capital assets.
We are generally responsible for all of our operating expenses, including certain expenses incurred or arranged by RMR on our behalf. We are generally not responsible for payment of RMR’s employment, office or administrative expenses incurred to provide management services to us, except for the employment and related expenses of RMR’s employees assigned to work exclusively or partly at our properties, our share of the wages, benefits and other related costs of RMR’s centralized accounting personnel, our share of RMR’s costs for providing our internal audit function and as otherwise agreed. Our property level

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)
(unaudited)
operating expenses are generally incorporated into the rents charged to our tenants, including certain payroll and related costs incurred by RMR. We reimbursed RMR $6,734 and $19,702 for these expenses and costs for the three and nine months ended September 30, 2024, respectively, and $6,331 and $19,295 for the three and nine months ended September 30, 2023, respectively. We included these amounts in other operating expenses and general and administrative expenses, as applicable, in our condensed consolidated statements of comprehensive income (loss).
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
Leases with RMR. We lease office space to RMR in certain of our properties for RMR’s property management offices. Pursuant to our lease agreements with RMR, we recognized rental income from RMR for leased office space of $193 and $592 for the three and nine months ended September 30, 2024, respectively, and $205 and $671 for the three and nine months ended September 30, 2023, respectively.
Sonesta. We lease 240,000 rentable square feet of a mixed-use property in Washington, D.C. to a subsidiary of Sonesta International Hotels Corporation, or Sonesta. Our lease with Sonesta commenced in August 2023 and expires in 2053 and Sonesta has two options to extend the term for 10 years each. The lease was amended in September 2024 to expand the premises by 5,900 rentable square feet. Pursuant to the amended lease agreement, Sonesta will pay us annual base rent of approximately $6,724 beginning February 2025. The annual base rent will increase by 10% every five years throughout the term. Sonesta is also obligated to pay its pro rata share of the operating costs for the property. We recognized rental income of $3,119 and $8,989 during the three and nine months ended September 30, 2024, respectively, under our lease with Sonesta. Mr. Portnoy is a director and controlling shareholder of Sonesta and Ms. Clark is a director of Sonesta. Another officer and employee of RMR is a director and president and chief executive officer of Sonesta.
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
OVERVIEW (dollars in thousands, except per share and per square foot data)
We are a REIT organized under Maryland law. As of September 30, 2024, our wholly owned properties were comprised of 145 properties and we had a noncontrolling ownership interest of 51% in an unconsolidated joint venture that owned two properties containing approximately 346,000 rentable square feet. As of September 30, 2024, our properties are located in 30 states and the District of Columbia and contain approximately 19,543,000 rentable square feet. As of September 30, 2024, our properties were leased to 237 different tenants with a weighted average remaining lease term (based on annualized rental income) of approximately 7.2 years. The U.S. government is our largest tenant, representing approximately 16.6% of our annualized rental income as of September 30, 2024. The term annualized rental income as used herein is defined as the annualized contractual base rents from our tenants pursuant to our lease agreements as of September 30, 2024, plus straight line rent adjustments and estimated recurring expense reimbursements to be paid to us, and excluding lease value amortization.
Leases representing approximately 4.4% and 9.8% of our annualized rental income are scheduled to expire during the remainder of 2024 and 2025, respectively, and we may be unable to renew leases or find replacement tenants. Certain changes in office space utilization, including increased remote work arrangements and tenants consolidating their real estate footprint, continue to impact the office sector and our portfolio. The utilization and demand for office space continues to face headwinds and the duration and ultimate impact of current trends on the demand for office space at our properties remains uncertain and subject to change. Accordingly, we do not yet know what the full extent of the impacts will be on our or our tenants’ businesses and operations nor the long-term outlook for leasing at our properties. Higher interest rates, inflationary pressures, geopolitical hostilities and tensions, and concerns that the U.S. economy may enter an economic recession have caused disruptions in the financial markets and these factors could adversely affect our and our tenants’ financial condition and the ability or willingness of our tenants to renew our leases or pay rent to us. We also have a significant amount of debt maturing in the next 12 months. As of October 30, 2024, our total available liquidity was comprised of $146,448 of cash and, in addition to long-term debt, we had $456,700 of the 2025 Notes due on February 1, 2025.
Given the limited alternatives available to us to obtain debt or equity to refinance our maturing debt, the illiquid nature of our real estate assets and our ability to incur additional debt while maintaining compliance with the financial covenants in our existing debt agreements, we are currently in negotiations with certain holders of the 2025 Notes regarding a potential note exchange. However, we are not able to conclude that it is probable that the negotiations will result in an exchange that refinances the 2025 Notes prior to their maturity. Accordingly, we have concluded that there is substantial doubt about our ability to continue as a going concern for at least one year from the date of issuance of our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, or October 30, 2024.
For more information about the risks relating to these dynamics and conditions and their impacts on us and our business, see Part I, Item IA, “Risk Factors”, of our 2023 Annual Report.
Property Operations
Unless otherwise noted, the data presented in this section includes properties classified as held for sale as of September 30, 2024 and excludes two properties owned by an unconsolidated joint venture in which we owned a 51% interest. For more information regarding our properties classified as held for sale and our unconsolidated joint venture, see Note 4 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Occupancy data for our properties as of September 30, 2024 and 2023 was as follows (square feet in thousands):

	All Properties (1)		Comparable Properties (2)
	September 30,		September 30,
	2024	2023	2024	2023
Total properties	145	154	123	123
Total rentable square feet (3)	19,543	20,705	16,881	16,803
Percent leased (4)	82.8%	89.9%	89.3%	93.9%
(1)Based on properties we owned on September 30, 2024 and 2023, respectively.
(2)Based on properties we owned continuously since January 1, 2023; excludes 17 properties classified as held for sale, five properties affected by significant redevelopment activities and two properties owned by an unconsolidated joint venture in which we owned a 51% interest.
(3)Subject to changes when space is remeasured or reconfigured for tenants.
(4)Percent leased includes (i) space being fitted out for tenant occupancy pursuant to our lease agreements, if any, and (ii) space which is leased, but is not occupied or is being offered for sublease by tenants, if any, as of the measurement date.
The average effective rental rate per square foot for our properties for the three and nine months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Average effective rental rate per square foot (1):
All properties (2)	$29.34	$29.37	$30.21	$29.25
Comparable properties (3)	$28.97	$29.25	$28.87	$29.21
(1)Average effective rental rate per square foot represents annualized total rental income during the period specified divided by the average rentable square feet leased during the period specified.
(2)Based on properties we owned on September 30, 2024 and 2023, respectively.
(3)Based on properties we owned continuously since July 1, 2023 and January 1, 2023; excludes 17 properties classified as held for sale, five properties affected by significant redevelopment activities and two properties owned by an unconsolidated joint venture in which we owned a 51% interest.
During the three and nine months ended September 30, 2024, changes in rentable square feet leased and available for lease at our properties were as follows (square feet in thousands):

	Three Months Ended September 30, 2024			Nine Months Ended September 30, 2024
	Leased	Available for Lease	Total	Leased	Available for Lease	Total
Beginning of period	16,943	3,350	20,293	17,848	2,693	20,541
Changes resulting from:
Disposition of properties	(301)	(449)	(750)	(549)	(449)	(998)
Lease expirations	(1,448)	1,448	—	(2,801)	2,801	—
Lease renewals (1)	947	(947)	—	1,574	(1,574)	—
New leases (1)	40	(40)	—	109	(109)	—
End of period	16,181	3,362	19,543	16,181	3,362	19,543
(1)Based on leases entered during the three and nine months ended September 30, 2024, respectively.

During the three and nine months ended September 30, 2024, we entered into new and renewal leases as summarized in the following table (square feet in thousands):

	Three Months Ended September 30, 2024
	New Leases	Renewals	Total
Rentable square feet leased	40	947	987
Weighted average rental rate change (by rentable square feet)	26.3%	0.5%	1.7%
Tenant leasing costs and concession commitments (1)	$1,571	$64,345	$65,916
Tenant leasing costs and concession commitments per rentable square foot (1)	$38.64	$68.01	$66.80
Weighted (by square feet) average lease term (years)	8.9	10.2	10.2
Total leasing costs and concession commitments per rentable square foot per year (1)	$4.36	$6.65	$6.57

	Nine Months Ended September 30, 2024
	New Leases	Renewals	Total
Rentable square feet leased	109	1,574	1,683
Weighted average rental rate change (by rentable square feet)	(4.1%)	3.3%	2.7%
Tenant leasing costs and concession commitments (1)	$5,084	$75,791	$80,875
Tenant leasing costs and concession commitments per rentable square foot (1)	$46.66	$48.16	$48.07
Weighted (by square feet) average lease term (years)	6.6	9.3	9.1
Total leasing costs and concession commitments per rentable square foot per year (1)	$7.05	$5.17	$5.26
(1)Includes commitments made for leasing expenditures and concessions, such as tenant improvements, leasing commissions, tenant reimbursements and free rent.
During the three and nine months ended September 30, 2024, changes in effective rental rates per square foot achieved for new leases and lease renewals at our properties that commenced during the three and nine months ended September 30, 2024, when compared to prior effective rental rates per square foot in effect for the same space (and excluding space acquired vacant), were as follows (square feet in thousands):

	Three Months Ended September 30, 2024			Nine Months Ended September 30, 2024
	Old Effective Rent Per Square Foot (1)	New Effective Rent Per Square Foot (1)	Rentable Square Feet	Old Effective Rent Per Square Foot (1)	New Effective Rent Per Square Foot (1)	Rentable Square Feet
New leases	$—	$32.89	2	$28.64	$44.30	258
Lease renewals	$26.38	$26.45	1,078	$22.74	$23.51	1,642
Total leasing activity	$26.33	$26.46	1,080	$23.55	$26.33	1,900
(1)Effective rental rates include contractual base rents from our tenants pursuant to our lease agreements, plus straight line rent adjustments and estimated expense reimbursements to be paid to us, and exclude lease value amortization.

During the three and nine months ended September 30, 2024 and 2023, amounts capitalized at our properties for lease related costs, building improvements and development, redevelopment and other activities were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Lease related costs (1)	$29,148	$15,677	$71,881	$56,970
Building improvements (2)	5,225	8,516	13,784	18,453
Recurring capital expenditures	34,373	24,193	85,665	75,423
Development, redevelopment and other activities (3)	864	28,326	11,637	118,232
Total capital expenditures	$35,237	$52,519	$97,302	$193,655
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
(3)Development, redevelopment and other activities generally include capital expenditure projects that reposition a property or result in new sources of revenue. Includes capitalized interest and other operating costs of $1,172 for the nine months ended September 30, 2024 and $1,978 and $8,691 for the three and nine months ended September 30, 2023, respectively. We did not capitalize any interest and other operating costs during the three months ended September 30, 2024.
As of September 30, 2024, we had estimated unspent leasing related obligations of $100,646, of which we expect to spend $66,949 over the next 12 months.
As of September 30, 2024, we had leases at our properties totaling approximately 3,090,000 rentable square feet that were scheduled to expire through December 31, 2025. As of October 29, 2024, we expect tenants with leases totaling approximately 2,637,000 rentable square feet that are scheduled to expire through December 31, 2025, excluding space that has been re-leased and space for which we are in advanced negotiations to re-lease, not to renew or to downsize their leased space upon expiration, and we cannot be sure as to whether other tenants will renew their leases upon expiration. Of the 2,637,000 rentable square feet leased to tenants known to be vacating, 1,765,000 rentable square feet relate to properties, excluding properties classified as held for sale, not encumbered by debt. We continue to proactively engage with our existing tenants and are focused on overall tenant retention. Prevailing market conditions and our tenants’ needs at the time we negotiate and enter leases or lease renewals will generally determine rental rates and demand for leased space at our properties, all of which are beyond our control. Whenever we renew or enter into new leases for our properties, we intend to seek rents which are equal to or higher than our historical rents for the same properties; however, our ability to maintain or increase the rents for our properties will depend in large part upon market conditions, which are beyond our control. We cannot be sure of the rental rates that will result from our ongoing negotiations regarding lease renewals or any new or renewed leases we may enter. Also, we may experience material declines in our rental income due to vacancies upon lease expirations, early terminations or lower rents upon lease renewal or reletting. Additionally, we may incur significant costs and make significant concessions to renew our leases with current tenants or attract new tenants to our properties.

As of September 30, 2024, our lease expirations by year were as follows (square feet in thousands):

Year (1)	Number of Leases Expiring	Leased Square Feet Expiring (2)	Percent of Total	Cumulative Percent of Total	Annualized Rental Income Expiring	Percent of Total	Cumulative Percent of Total
2024	23	1,281	7.9%	7.9%	$19,914	4.4%	4.4%
2025	43	1,809	11.2%	19.1%	44,298	9.8%	14.2%
2026	38	528	3.3%	22.4%	18,237	4.0%	18.2%
2027	32	1,872	11.6%	34.0%	47,018	10.4%	28.6%
2028	18	649	4.0%	38.0%	31,019	6.9%	35.5%
2029	36	1,083	6.7%	44.7%	33,298	7.4%	42.9%
2030	28	1,083	6.7%	51.4%	30,356	6.7%	49.6%
2031	20	1,255	7.8%	59.2%	31,233	6.9%	56.5%
2032	13	502	3.1%	62.3%	17,412	3.8%	60.3%
2033 and thereafter	53	6,119	37.7%	100.0%	180,040	39.7%	100.0%
Total	304	16,181	100.0%		$452,825	100.0%

Weighted average remaining lease term (in years)		6.6			7.2
(1)The year of lease expiration is pursuant to current contract terms. Some of our leases allow the tenants to vacate the leased premises before the stated expirations of their leases with little or no liability. As of September 30, 2024, tenants occupying approximately 2.2% of our rentable square feet and responsible for approximately 2.6% of our annualized rental income as of September 30, 2024 had exercisable rights to terminate their leases before the stated terms of their leases expire. Also, in 2025, 2026, 2027, 2028, 2029, 2030, 2031, 2032, 2034, 2035, 2036, 2037 and 2040, early termination rights become exercisable by other tenants who occupied an additional approximately 2.0%, 1.4%, 1.6%, 4.1%, 2.7%, 1.8%, 0.6%, 3.2%, 0.3%, 0.9%, 0.1%, 0.2% and 0.3% of our rentable square feet, respectively, and contributed an additional approximately 0.1%, 2.4%, 2.2%, 2.3%, 5.1%, 2.5%, 2.4%, 0.7%, 4.4%, 0.7%, 1.4%, 0.3%, 0.2% and 0.4% of our annualized rental income, respectively, as of September 30, 2024. In addition, as of September 30, 2024, pursuant to leases with seven of our tenants, these tenants had rights to terminate their leases if their respective legislature or other funding authority does not appropriate rent amounts in their respective annual budgets. These seven tenants occupied approximately 3.9% of our rentable square feet and contributed approximately 4.2% of our annualized rental income as of September 30, 2024.
(2)Leased square feet is pursuant to leases existing as of September 30, 2024, and includes (i) space being fitted out for tenant occupancy pursuant to our lease agreements, if any, and (ii) space which is leased, but is not occupied or is being offered for sublease by tenants, if any. Square feet measurements are subject to changes when space is remeasured or reconfigured for new tenants.

We generally will seek to renew or extend the terms of leases at properties with tenants when they expire. However, market and economic factors, along with increases in remote work, changes in space utilization and government spending and budget priorities, may cause our tenants not to renew or extend their leases when they expire, or to seek to renew their leases for less space than they currently occupy. If we are unable to extend or renew our leases, or we renew leases for reduced space, it may be time consuming and expensive to relet our properties.
As of September 30, 2024, we derived 24.1% of our annualized rental income from our properties located in the metropolitan Washington, D.C. market area, which includes Washington, D.C., Northern Virginia and suburban Maryland. Current economic conditions in this area or a possible recession, including as a result of current inflationary conditions or otherwise, could reduce demand from tenants for our properties, reduce rents that our tenants in this area are willing to pay when our leases expire and increase lease concessions for new leases and renewals. Additionally, there has been a decrease in demand for new leased office space by the U.S. government, including in the metropolitan Washington, D.C. market area, and that could increase competition for government tenants and adversely affect our ability to retain government tenants or maintain or increase our rents when our leases expire.
Our manager, RMR, employs a tenant review process for us. RMR assesses tenants on an individual basis based on various applicable credit criteria. In general, depending on facts and circumstances, RMR evaluates the creditworthiness of a tenant based on information concerning the tenant that is provided by the tenant and, in some cases, information that is publicly available or obtained from third party sources. We consider investment grade tenants to include: (a) investment grade rated tenants; (b) tenants with investment grade rated parent entities that guarantee the tenant’s lease obligations; and/or (c) tenants with investment grade rated parent entities that do not guarantee the tenant’s lease obligations. As of September 30, 2024, tenants contributing 51.2% of annualized rental income were investment grade rated (or their payment obligations were guaranteed by an investment grade rated parent) and tenants contributing an additional 8.2% of annualized rental income were subsidiaries of an investment grade rated parent (although these parent entities were not liable for the payment of rents).

As of September 30, 2024, tenants representing 1% or more of our total annualized rental income were as follows (square feet in thousands):

	Tenant	Credit Rating	Sq. Ft.	% of Leased Sq. Ft.	Annualized Rental Income	% of Total Annualized Rental Income
1	U.S. Government	Investment Grade	2,896	17.9%	$75,190	16.6%
2	Alphabet Inc. (Google)	Investment Grade	386	2.4%	23,004	5.1%
3	Shook, Hardy & Bacon L.L.P.	Not Rated	596	3.7%	19,604	4.3%
4	IG Investments Holdings LLC	Not Rated	339	2.1%	18,303	4.0%
5	Bank of America Corporation	Investment Grade	577	3.6%	17,290	3.8%
6	State of California	Investment Grade	431	2.7%	12,745	2.8%
7	Sonesta International Hotels Corporation	Not Rated	240	1.5%	10,828	2.4%
8	Northrop Grumman Corporation	Investment Grade	337	2.1%	10,781	2.4%
9	State of Georgia	Investment Grade	308	1.9%	7,713	1.7%
10	Sonoma Biotherapeutics, Inc.	Not Rated	84	0.5%	7,189	1.6%
11	PNC Bank	Investment Grade	441	2.7%	7,019	1.6%
12	Automatic Data Processing, Inc.	Investment Grade	289	1.8%	6,346	1.4%
13	Allstate Insurance Corporation	Investment Grade	458	2.8%	6,270	1.4%
14	Open Text Corporation	Non Investment Grade	166	1.0%	6,178	1.4%
15	Compass Group plc	Investment Grade	267	1.7%	6,076	1.3%
16	Church & Dwight Co., Inc.	Investment Grade	250	1.5%	6,048	1.3%
17	Leidos Holdings Inc.	Investment Grade	159	1.0%	5,962	1.3%
18	Primerica, Inc.	Investment Grade	344	2.1%	5,734	1.3%
19	Science Applications International Corp	Non Investment Grade	159	1.0%	5,254	1.2%
20	Rocky Mountain University of Health Professions, Inc.	Not Rated	170	1.1%	4,862	1.1%
21	Berkshire Hathaway Inc.	Investment Grade	134	0.8%	4,674	1.0%
22	CommScope Holding Company Inc.	Non Investment Grade	96	0.6%	4,546	1.0%
	Total		9,127	56.5%	$271,616	60.0%
Disposition Activities
During the nine months ended September 30, 2024, we sold seven properties containing approximately 998,000 rentable square feet for a sales price of $84,810, excluding closing costs. The net proceeds from these sales were used to repay amounts outstanding under our revolving credit facility.
We continue to evaluate our portfolio and are currently in various stages of marketing certain of our properties for sale, and we may seek to sell additional properties in the future. As of October 29, 2024, we have entered into agreements to sell 17 properties containing approximately 1,609,000 rentable square feet for an aggregate sales price of $119,152, excluding closing costs. We cannot be sure we will sell any properties we are marketing for sale for prices in excess of their carrying values or otherwise. In addition, our pending sales are subject to conditions; accordingly, we cannot be sure that we will complete these sales or that these sales will not be delayed or the pricing will not change.
For more information about our disposition activities, see Note 4 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Segment Information
We operate in one business segment: ownership of real estate properties.

RESULTS OF OPERATIONS (amounts in thousands, except per share amounts)

Three Months Ended September 30, 2024, Compared to Three Months Ended September 30, 2023

	Comparable Properties (1) Results Three Months Ended September 30,				Non-Comparable Properties Results Three Months Ended September 30,		Consolidated Results Three Months Ended September 30,
	2024	2023	$ Change	% Change	2024	2023	2024	2023	$ Change	% Change
Rental income	$109,781	$112,939	$(3,158)	(2.8%)	$10,839	$20,422	$120,620	$133,361	$(12,741)	(9.6%)
Operating expenses:
Real estate taxes	14,173	12,638	1,535	12.1%	2,754	1,619	16,927	14,257	2,670	18.7%
Utility expenses	6,805	6,340	465	7.3%	1,064	1,120	7,869	7,460	409	5.5%
Other operating expenses	23,636	23,439	197	0.8%	2,983	4,507	26,619	27,946	(1,327)	(4.7%)
Total operating expenses	44,614	42,417	2,197	5.2%	6,801	7,246	51,415	49,663	1,752	3.5%
Net operating income (2)	$65,167	$70,522	$(5,355)	(7.6%)	$4,038	$13,176	69,205	83,698	(14,493)	(17.3%)

Other expenses:
Depreciation and amortization							46,047	52,266	(6,219)	(11.9%)
Loss on impairment of real estate							41,847	—	41,847	n/m
Transaction related costs							738	16,135	(15,397)	(95.4%)
General and administrative							4,927	5,720	(793)	(13.9%)
Total other expenses							93,559	74,121	19,438	26.2%

Gain on sale of real estate							8,456	244	8,212	n/m
Interest and other income							196	281	(85)	(30.2%)
Interest expense							(42,580)	(28,835)	(13,745)	47.7%
Gain on early extinguishment of debt							264	—	264	n/m
Loss before income tax expense and equity in earnings of unconsolidated joint venture							(58,018)	(18,733)	(39,285)	n/m
Income tax expense							(230)	(95)	(135)	142.1%
Equity in net losses of investees							(166)	(765)	599	(78.3%)
Net loss							$(58,414)	$(19,593)	$(38,821)	198.1%

Weighted average common shares outstanding (basic and diluted)							51,197	48,403	2,794	5.8%

Per common share amounts (basic and diluted):
Net loss							$(1.14)	$(0.41)	$(0.73)	178.0%

n/m - not meaningful

(1)Comparable properties consists of 123 properties we owned on September 30, 2024 and which we owned continuously since July 1, 2023 and excludes 17 properties classified as held for sale, five properties affected by significant redevelopment activities and two properties owned by an unconsolidated joint venture in which we own a 51% interest.
(2)Our definition of net operating income, or NOI, and our reconciliation of net income (loss) to NOI are included below under the heading “Non-GAAP Financial Measures.”
References to changes in the income and expense categories below relate to the comparison of consolidated results for the three months ended September 30, 2024, compared to the three months ended September 30, 2023.
Rental income. Rental income for non-comparable properties declined $14,129 related to our property disposition activities, partially offset by an increase in rental income of $4,546 due to the lease-up of certain properties affected by significant redevelopment activities. Rental income for comparable properties declined $3,158 as a result of increased vacancies and lower rents from lease renewals at certain of our properties in the 2024 period. Rental income includes non-cash straight line rent adjustments totaling $8,854 in the 2024 period and $8,691 in the 2023 period, and amortization of acquired real estate leases and assumed real estate lease obligations totaling ($59) in the 2024 period and $56 in the 2023 period.

Real estate taxes. Real estate taxes increased $2,217 for redevelopment properties due to the substantial completion of redevelopment activities at certain properties and $1,535 for comparable properties resulting from successful tax appeals at certain of our properties in the 2023 period, partially offset by a decrease of $1,082 related to our property disposition activities.
Utility expenses. Utility expenses for comparable properties increased $465 primarily due to higher electricity costs in the 2024 period and $51 due to the substantial completion of redevelopment activities at certain properties, partially offset by a decrease of $107 related to our property disposition activities.
Other operating expenses. Other operating expenses for non-comparable properties declined $2,133 related to our property disposition activities, partially offset by an increase of $609 due to the substantial completion of redevelopment activities at certain properties. Other operating expenses for comparable properties increased $197 due to higher repair and maintenance and salary costs in the 2024 period.
Depreciation and amortization. Depreciation and amortization for comparable properties declined $519 due to certain leasing related assets becoming fully depreciated since July 1, 2023, partially offset by depreciation and amortization of improvements made to certain of our properties since July 1, 2023. Depreciation and amortization for non-comparable properties increased $2,551 due to the substantial completion of redevelopment activities at certain properties, partially offset by a decline of $8,251 related to our property disposition activities.
Loss on impairment of real estate. We recorded a $41,847 loss on impairment of real estate in the 2024 period to reduce the carrying value of 10 properties to their estimated fair values less costs to sell.
Transaction related costs. Transaction related costs in the 2024 period consist of costs related to our evaluation of potential financing transactions. Transaction related costs in the 2023 period consist of costs incurred in connection with our terminated merger with Diversified Healthcare Trust, or DHC, and related financings.
General and administrative. The decrease in general and administrative expenses is primarily the result of a decrease in base business management fees resulting from a decrease in average total market capitalization and a decrease in share based compensation in the 2024 period compared to the 2023 period.
Gain on sale of real estate. We recorded a $8,456 net gain on sale of real estate resulting from the sale of six properties in the 2024 period. We recorded a $244 gain on sale of real estate resulting from the sale of one property in the 2023 period.
Interest and other income. The decrease in interest and other income is primarily due to the effect of lower cash balances invested in the 2024 period compared to the 2023 period.
Interest expense. The increase in interest expense is due to higher weighted average interest rates in the 2024 period.
Gain on early extinguishment of debt. We recorded a gain on early extinguishment of debt of $264 in the 2024 period resulting from the exchange of certain of the 2025 Notes for our common shares. For more information regarding these exchanges, see Note 7 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
Net loss. Net loss and net loss per basic and diluted common share decreased in the 2024 period compared to the 2023 period primarily as a result of the changes noted above.

Nine Months Ended September 30, 2024, Compared to Nine Months Ended September 30, 2023

	Comparable Properties (1) Results Nine Months Ended September 30,				Non-Comparable Properties Results Nine Months Ended September 30,		Consolidated Results Nine Months Ended September 30,
	2024	2023	$ Change	% Change	2024	2023	2024	2023	$ Change	% Change
Rental income	$329,763	$340,686	$(10,923)	(3.2%)	$53,978	$59,094	$383,741	$399,780	$(16,039)	(4.0%)
Operating expenses:
Real estate taxes	38,740	38,017	723	1.9%	8,623	7,474	47,363	45,491	1,872	4.1%
Utility expenses	18,738	17,534	1,204	6.9%	3,044	2,928	21,782	20,462	1,320	6.5%
Other operating expenses	70,355	67,932	2,423	3.6%	10,742	12,705	81,097	80,637	460	0.6%
Total operating expenses	127,833	123,483	4,350	3.5%	22,409	23,107	150,242	146,590	3,652	2.5%
Net operating income (2)	$201,930	$217,203	$(15,273)	(7.0%)	$31,569	$35,987	233,499	253,190	(19,691)	(7.8%)

Other expenses:
Depreciation and amortization							146,779	155,559	(8,780)	(5.6%)
Loss on impairment of real estate							173,579	—	173,579	n/m
Transaction related costs							971	30,534	(29,563)	(96.8%)
General and administrative							15,861	17,430	(1,569)	(9.0%)
Total other expenses							337,190	203,523	133,667	65.7%

Gain on sale of real estate							6,008	487	5,521	n/m
Interest and other income							1,779	782	997	127.5%
Interest expense							(116,405)	(80,591)	(35,814)	44.4%
Gain on early extinguishment of debt							225,637	—	225,637	n/m
Income (loss) before income tax expense and equity in earnings of unconsolidated joint venture							13,328	(29,655)	42,983	(144.9%)
Income tax expense							(179)	(336)	157	(46.7%)
Equity in net losses of investees							(576)	(2,290)	1,714	(74.8%)
Net income (loss)							$12,573	$(32,281)	$44,854	(138.9%)

Weighted average common shares outstanding (basic and diluted)							49,444	48,365	1,079	2.2%

Per common share amounts (basic and diluted):
Net (loss) income							$0.25	$(0.67)	$0.92	(137.3%)

n/m - not meaningful
(1)Comparable properties consists of 123 properties we owned on September 30, 2024 and which we owned continuously since January 1, 2023 and excludes 17 properties classified as held for sale, five properties affected by significant redevelopment activities and two properties owned by an unconsolidated joint venture in which we own a 51% interest.
(2)Our definition of NOI and our reconciliation of net income (loss) to NOI are included below under the heading “Non-GAAP Financial Measures.”
References to changes in the income and expense categories below relate to the comparison of consolidated results for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023.
Rental income. Rental income for non-comparable properties decreased $18,197 related to our property disposition activities, partially offset by an increase in rental income of $13,081 due to the lease-up of certain properties affected by significant redevelopment activities. Rental income for comparable properties declined $10,923 as a result of increased vacancies and lower rents from lease renewals at certain of our properties in the 2024 period. Rental income includes non-cash straight line rent adjustments totaling $23,796 in the 2024 period and $17,120 in the 2023 period, and amortization of acquired real estate leases and assumed real estate lease obligations totaling $30 in the 2024 period and $196 in the 2023 period.
Real estate taxes. Real estate taxes for non-comparable properties increased $4,553 due to the substantial completion of redevelopment activities at certain properties, partially offset by a decrease of $3,404 related to our property disposition activities. Real estate taxes for comparable properties increased $723 primarily due to successful tax appeals at certain of our properties in the 2023 period.
Utility expenses. Utility expenses increased $536 due to the substantial completion of redevelopment activities at certain properties and $1,204 for comparable properties primarily due to the lease-up of certain previously vacant properties and increased utility expenses at newly vacant properties where tenants previously paid utility expenses directly in the 2024 period, partially offset by a decline of $420 related to our property disposition activities.
Other operating expenses. Other operating expenses for comparable properties increased $2,423 due to higher repair and maintenance costs, snow removal costs and insurance costs in the 2024 period and $1,778 due to the substantial completion of redevelopment activities at certain properties, partially offset by a decline of $3,741 related to our property disposition activities.
Depreciation and amortization. Depreciation and amortization for comparable properties declined $6,103 due to certain leasing related assets becoming fully depreciated since January 1, 2023, partially offset by depreciation and amortization of improvements made to certain of our properties since January 1, 2023. Depreciation and amortization for non-comparable properties increased $9,590 due to the substantial completion of redevelopment activities at certain properties, partially offset by a decline of $12,267 related to our property disposition activities.
Loss on impairment of real estate. We recorded a $173,579 loss on impairment of real estate in the 2024 period to reduce the carrying value of 16 properties to their estimated fair values less costs to sell.
Transaction related costs. Transaction related costs in the 2024 period consist of costs related to our evaluation of potential financing transactions. Transaction related costs in the 2023 period consist of costs incurred in connection with our terminated merger with DHC and related financings.
General and administrative. The decrease in general and administrative expenses is primarily the result of a decrease in base business management fees resulting from a decrease in average total market capitalization and a decrease in share based compensation in the 2024 period compared to the 2023 period.
Gain on sale of real estate. We recorded a $6,008 net gain on sale of real estate resulting from the sale of seven properties in the 2024 period. We recorded a $487 net gain on sale of real estate resulting from the sale of six properties in the 2023 period.
Interest and other income. The increase in interest and other income is primarily due to the effect of higher cash balances invested in the 2024 period compared to the 2023 period.
Interest expense. The increase in interest expense is due to higher weighted average interest rates in the 2024 period.
Gain on early extinguishment of debt. We recorded a gain on early extinguishment of debt of $225,637 in the 2024 period resulting from the Senior Note Exchange and exchanges of certain of the 2025 Notes for our common shares. For more information regarding the Senior Note Exchange and the exchanges of the 2025 Notes for our common shares, see Note 7 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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

Non-GAAP Financial Measures
We present certain “non-GAAP financial measures” within the meaning of the applicable SEC rules, including the calculations below of NOI, funds from operations, or FFO, and normalized funds from operations, or Normalized FFO. These measures do not represent cash generated by operating activities in accordance with GAAP and should not be considered alternatives to net (loss) income as indicators of our operating performance or as measures of our liquidity. These measures should be considered in conjunction with net (loss) income as presented in our condensed consolidated statements of comprehensive net (loss) income. We consider these non-GAAP measures to be appropriate supplemental measures of operating performance for a REIT, along with net (loss) income. We believe these measures provide useful information to investors because by excluding the effects of certain historical amounts, such as depreciation and amortization expense, they may facilitate a comparison of our operating performance between periods and with other REITs and, in the case of NOI, reflecting only those income and expense items that are generated and incurred at the property level may help both investors and management to understand the operations of our properties.
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
The following table presents the reconciliation of net income (loss) to NOI for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net (loss) income	$(58,414)	$(19,593)	$12,573	$(32,281)
Equity in net losses of investees	166	765	576	2,290
Income tax expense	230	95	179	336
(Loss) income before income tax expense and equity in net losses of investees	(58,018)	(18,733)	13,328	(29,655)
Gain on early extinguishment of debt	(264)	—	(225,637)	—
Interest expense	42,580	28,835	116,405	80,591
Interest and other income	(196)	(281)	(1,779)	(782)
Gain on sale of real estate	(8,456)	(244)	(6,008)	(487)
General and administrative	4,927	5,720	15,861	17,430
Transaction related costs	738	16,135	971	30,534
Loss on impairment of real estate	41,847	—	173,579	—
Depreciation and amortization	46,047	52,266	146,779	155,559
NOI	$69,205	$83,698	$233,499	$253,190

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
The following table presents the reconciliation of net (loss) income to FFO and Normalized FFO for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net (loss) income	$(58,414)	$(19,593)	$12,573	$(32,281)
Add (less): Depreciation and amortization:
Consolidated properties	46,047	52,266	146,779	155,559
Unconsolidated joint venture properties	616	840	1,869	2,538
Loss on impairment of real estate	41,847	—	173,579	—
Gain on sale of real estate	(8,456)	(244)	(6,008)	(487)
FFO	21,640	33,269	328,792	125,329
Add (less): Transaction related costs	738	16,135	971	30,534
Gain on early extinguishment of debt	(264)	—	(225,637)	—
Lease termination fees for sold property	—	—	(10,524)	—
Normalized FFO	$22,114	$49,404	$93,602	$155,863

Weighted average common shares outstanding (basic and diluted)	51,197	48,403	49,444	48,365

FFO per common share (basic and diluted)	$0.42	$0.69	$6.65	$2.59
Normalized FFO per common share (basic and diluted)	$0.43	$1.02	$1.89	$3.22
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

The office industry has been adversely affected by shifts in office space utilization, including increased remote work arrangements and tenants consolidating their real estate footprint. Demand for office space continues to face headwinds and the duration and ultimate impact of current trends on our properties remains uncertain and subject to change. These conditions continue to have a significant negative impact on our results of operations, financial position and cash flows. We are actively pursuing several strategic initiatives to improve liquidity, including asset sales and debt refinancing opportunities.
We plan to selectively sell certain properties from time to time to manage leverage levels and to improve our asset diversification, our geographic make-up and the average age of our properties, lengthen the weighted average term of our leases and increase tenant retention. During the nine months ended September 30, 2024, we sold seven properties for an aggregate sales price of $84,810, excluding closing costs. We continue to evaluate our portfolio and are currently in various stages of marketing certain of our properties for sale. As of October 29, 2024, we had 17 properties containing approximately 1,609,000 rentable square feet which are under agreement to sell for an aggregate sales price of $119,152. We cannot be sure we will sell any properties we are marketing for sale for prices in excess of their carrying values or otherwise. In addition, our pending sales are subject to conditions; accordingly, we cannot be sure that we will complete these sales or that these sales will not be delayed or the pricing will not change.
The following is a summary of our sources and uses of cash flows for the periods presented, as reflected in our condensed consolidated statements of cash flows:

	Nine Months Ended September 30,
	2024	2023
Cash, cash equivalents and restricted cash at beginning of period	$26,714	$12,249
Net cash provided by (used in):
Operating activities	41,442	109,133
Investing activities	(13,251)	(156,942)
Financing activities	(18,636)	75,188
Cash, cash equivalents and restricted cash at end of period	$36,269	$39,628
The decrease in cash provided by operating activities for the 2024 period compared to the 2023 period was primarily due to higher interest expense and decreased NOI due to property dispositions and reductions in occupied space at certain of our properties in the 2024 period. The decrease in cash used in investing activities in the 2024 period compared to the 2023 period was primarily due to decreased capital expenditures in the 2024 period, partially offset by higher proceeds received from property sales. The change from cash provided by financing activities in the 2023 period to cash used in financing activities in the 2024 period was primarily due to lower net borrowings and payment of debt issuance costs, partially offset by decreased distributions to our common shareholders in the 2024 period.
Our Investment and Financing Liquidity and Resources (dollar amounts in thousands, except per share amounts)
In order to meet cash needs that may result from our desire or need to pay operating or capital expenses, make distributions or fund acquisitions, we maintain a revolving credit facility which is governed by our credit agreement. Our obligations under our credit agreement are secured by a pledge by certain of our subsidiaries of all of their respective equity interests in certain of our direct and indirect property owning subsidiaries and first mortgage liens on 19 properties owned by the pledged subsidiaries with a gross book value of real estate assets of $1,012,536 as of September 30, 2024. We can borrow, repay and reborrow funds available under our revolving credit facility until maturity, and no principal repayments are due until maturity. The maturity date of our credit agreement is January 29, 2027, and, subject to the payment of an extension fee and meeting certain other requirements, we can extend the stated maturity date of our revolving credit facility by one year. Our credit agreement contains a number of covenants, including covenants that require us to maintain certain financial ratios, restrict our ability to incur additional debt in excess of calculated amounts and, subject to limited exceptions, restrict our ability to increase our distribution rate above the current level of $0.01 per common share per quarter and enter into share repurchases. Availability of borrowings under our credit agreement is subject to ongoing minimum performance and market values of the 19 collateral properties, our satisfying certain financial covenants and other credit facility conditions.
Interest payable on borrowings under our credit agreement is based on a rate of SOFR plus a margin of 350 basis points. We are also required to pay an unused facility fee on the amount of total lending commitments, which was 25 basis points per annum at September 30, 2024. As of September 30, 2024, the annual interest rate payable on borrowings under our credit agreement was 8.4%. As of September 30, 2024, we had $200,000 outstanding under our revolving credit facility, $100,000 outstanding under our term loan and $125,000 available for borrowing under our revolving credit facility. In October 2024, we borrowed $125,000 under our revolving credit facility to preserve financial flexibility. As of October 29, 2024, we had fully drawn our $325,000 revolving credit facility and $100,000 was outstanding under our term loan.
Senior Secured Notes Issuance and Senior Unsecured Notes Redemption
In February 2024, we issued $300,000 of the 2029 Notes. The aggregate net proceeds from this offering were $270,712, after initial purchaser discounts and other offering expenses. The 2029 Notes are fully and unconditionally guaranteed on a joint, several and senior secured basis by certain of our subsidiaries and secured by a pledge of all of the respective equity interests of the subsidiary guarantors and first mortgage liens on 17 properties with a gross book value of real estate assets of $619,467 as of September 30, 2024. The 2029 Notes require semi-annual payments of interest only and are prepayable, at par plus accrued interest, after March 31, 2028.
In March 2024, we redeemed, at par plus accrued interest, all $350,000 of our 4.25% senior unsecured notes due 2024 using the proceeds from the 2029 Notes and borrowings under our revolving credit facility.
Senior Notes Exchanges
In June 2024, in connection with the Senior Note Exchange, we exchanged $567,429 of the New 2029 Notes for $865,219 aggregate principal of the Existing Notes. The New 2029 Notes are fully and unconditionally guaranteed on a joint, several and senior secured basis by certain of our subsidiaries and are secured by first mortgage liens on 19 properties with a gross book value of real estate assets of $716,969 as of September 30, 2024 and second mortgage liens on the 19 properties securing our credit agreement. The New 2029 Notes require semi-annual payments of interest only and are prepayable, at par plus accrued interest, after June 3, 2028.
During the three and nine months ended September 30, 2024, in a series of exchange transactions, we exchanged an aggregate principal amount of $8,300 of the 2025 Notes for an aggregate 3,184,432 of our common shares.
In October 2024, in a series of exchange transactions, we exchanged an additional aggregate principal amount of $34,154 of the 2025 Notes for an aggregate principal amount of $42,570 of new 9.0% senior secured notes due 2029 on substantially similar terms as the New 2029 Notes and 1,870,238 of our common shares. For more information regarding the Senior Note Exchange, our subsequent senior note exchanges and the New 2029 Notes, see Note 7 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
As of September 30, 2024, our debt maturities (other than our revolving credit facility), consisting of senior notes, a term loan and mortgage notes, were as follows:

Year	Debt Maturities
2024	$—
2025	490,854
2026	140,488
2027	180,784
2028	123,487
2029 and thereafter	1,197,617
Total	$2,133,230
None of our unsecured debt obligations require sinking fund payments prior to their maturity dates. Our mortgage notes currently require monthly payments of interest only; however, certain of our mortgage notes will require payments of principal and interest after a specified date through maturity.
In addition to our debt obligations, as of September 30, 2024, we had estimated unspent leasing related obligations of $100,646, of which we expect to spend $66,949 over the next 12 months.
As of October 30, 2024, our total available liquidity was comprised of $146,448 of cash and, in addition to long-term debt, the 2025 Notes are due within one year from the date of issuance of these financial statements. We are currently in negotiations with certain holders of the 2025 Notes for a potential note exchange. While we believe a note exchange with certain holders of the 2025 Notes would alleviate the substantial doubt about our ability to continue as going concern, we are not able to conclude that it is probable that the negotiations will result in an exchange that satisfies the 2025 Notes prior to their maturity. If we are unable to consummate a transaction that refinances the 2025 Notes on terms which, in our view, allow us to continue as a going concern, our Board of Trustees may consider a reorganization in a bankruptcy court. As a result of the foregoing, we have concluded that there is substantial doubt about our ability to continue as a going concern for at least one year from the date of issuance of our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, or October 30, 2024.
Our ability to obtain, and the costs of, our future debt financings will depend primarily on credit market conditions and our creditworthiness. We have no control over market conditions. Potential investors and lenders will likely evaluate our ability to fund required debt service, repay debts when they become due and pay distributions to shareholders by reviewing our business practices and plans to balance our use of debt and equity capital so that our financial profile and leverage ratios afford us flexibility to withstand any reasonably anticipated adverse changes. Similarly, our ability to raise equity capital in the future will depend primarily upon equity capital market conditions and our ability to conduct our business to maintain and grow our operating cash flows. It is uncertain what the ultimate impacts of inflationary pressures, sustained high interest rates, deteriorating office fundamentals and market sentiment toward the office sector or any economic recession will be. A protracted and extensive economic recession, further deterioration of office fundamentals or continued or intensified disruptions in capital markets could limit our access to financing from public sources, would likely increase our cost of capital and impact our ability to satisfy covenants and conditions under our credit agreement or senior notes.
During the nine months ended September 30, 2024, we paid quarterly distributions to our shareholders totaling $1,477 using cash on hand. On October 16, 2024, we declared a regular quarterly distribution payable to shareholders of record on October 28, 2024 of $0.01 per share, or approximately $555. We expect to pay this distribution on or about November 14, 2024 using cash on hand. We determine our distribution payout ratio with consideration for restrictions under our credit agreement, our expected capital expenditures, cash flows from operations and payment of debt obligations. For more information regarding the distributions we paid and declared during 2024, see Note 9 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
We owned a 51% interest in an unconsolidated joint venture which owned two properties at September 30, 2024. As of September 30, 2024, the properties owned by this joint venture were encumbered by $50,000 principal amount of mortgage indebtedness, none of which is recourse to us. As of September 30, 2024, we did not control the activities that are most significant to this joint venture and, as a result, we accounted for our investment in this joint venture under the equity method of accounting. For more information on the financial condition and results of operations of this joint venture, see Note 4 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. Other than this joint venture, as of September 30, 2024, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Debt Covenants (dollars in thousands)
Our principal debt obligations as of September 30, 2024 consisted of $200,000 of borrowings outstanding under our revolving credit facility, $100,000 outstanding principal amount under our secured term loan, an outstanding principal balance of $1,855,910 of senior notes and mortgage notes with an outstanding principal balance of $177,320. Also, the two properties owned by the joint venture in which we owned a 51% interest secured an additional mortgage note. Our senior notes are governed by indentures and their supplements. Our credit agreement and our senior notes indentures and their supplements provide for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, such as, in the case of our credit agreement, a change of control of us, which includes RMR ceasing to act as our business and property manager. Our credit agreement and our senior notes indentures and their supplements also contain a number of covenants, including those that restrict our ability to incur debts, including debts secured by mortgages on our properties, in excess of calculated amounts, require us to comply with certain financial covenants and, in the case of our credit agreement, restrict our ability to increase our distribution rate above the current level of $0.01 per common share per quarter. As of September 30, 2024, we believe we were in compliance with the terms and conditions of our respective covenants under our credit agreement and our senior notes indentures and their supplements. Our mortgage notes are non-recourse, subject to certain limited exceptions, and do not contain any material financial covenants.
As of September 30, 2024, adjusted total assets for covenant purposes as defined in our senior notes indentures were $5,173,078. Assets serving as collateral under our credit agreement, our secured senior notes or mortgage notes represented $2,756,946 of adjusted total assets, as defined in our senior notes indentures. Our unencumbered assets represented $2,416,132 of adjusted total assets.

The following table presents the calculation of adjusted total assets to total assets in accordance with GAAP as of September 30, 2024:

Total assets	$3,725,951
Plus: accumulated depreciation	619,474
Plus: adjustments to reflect original cost of real estate assets	1,184,176
Less: accounts receivable and intangibles	(356,523)
Adjusted total assets	$5,173,078
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
Fixed Rate Debt
As of September 30, 2024, our outstanding fixed rate debt consisted of the following:

Debt	Principal Balance (1)	Annual Interest Rate (1)	Annual Interest Expense	Maturity	Interest Payments Due
Senior unsecured notes	$490,854	4.500%	$22,088	2025	Semi-annually
Senior unsecured notes	140,488	2.650%	3,723	2026	Semi-annually
Senior unsecured notes	80,784	2.400%	1,939	2027	Semi-annually
Mortgage note (one property)	26,340	8.139%	2,144	2028	Monthly
Mortgage note (one property)	42,700	8.272%	3,532	2028	Monthly
Mortgage note (two properties)	54,300	7.671%	4,165	2028	Monthly
Senior secured notes	300,000	9.000%	27,000	2029	Semi-annually
Senior secured notes	567,429	9.000%	51,069	2029	Semi-annually
Senior unsecured notes	114,355	3.450%	3,945	2031	Semi-annually
Mortgage note (one property)	30,680	7.210%	2,212	2033	Monthly
Mortgage note (one property)	8,400	7.305%	614	2033	Monthly
Mortgage note (one property)	14,900	7.717%	1,150	2033	Monthly
Senior unsecured notes	162,000	6.375%	10,328	2050	Quarterly
Total	$2,033,230		$133,909
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
Our senior notes require semi-annual or quarterly interest payments through maturity. Our mortgage notes require monthly payments of interest only or payments of principal and interest through maturity. As these debts require interest to be paid at a fixed rate, changes in market interest rates during the term of these debts will not affect our interest obligations. If these debts were refinanced at interest rates which are one percentage point higher or lower than shown above, our annual interest cost would increase or decrease by approximately $20,333.
Changes in market interest rates would also affect the fair value of our fixed rate debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt, while decreases in market interest rates increase the fair value of our fixed rate debt. In response to significant and prolonged increases in inflation, the U.S. Federal Reserve has raised interest rates multiple times since the beginning of 2022. Although the U.S. Federal Reserve has recently lowered interest rates and indicated that it may further lower interest rates in 2024, we cannot be sure that it will do so, and interest rates may remain at the current high levels or continue to increase. Based on the balances outstanding at September 30, 2024, and discounted cash flow analyses through the respective maturity dates, and assuming no other changes in factors that may affect the fair value of our fixed rate debt obligations, a hypothetical immediate one percentage point increase in interest rates would change the fair value of those obligations by approximately $58,913.
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

In addition to the fixed rate debt presented in the table above, at September 30, 2024, we had a noncontrolling ownership interest of 51% in an unconsolidated joint venture that owned two properties that were secured by fixed rate debt consisting of the following mortgage note:

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
Floating Rate Debt
As of September 30, 2024, our floating rate debt consisted of $200,000 outstanding under our $325,000 secured revolving credit facility and $100,000 outstanding on our secured term loan, both of which are governed by our credit agreement. Our credit agreement matures on January 29, 2027. We can borrow, repay and reborrow funds available under our revolving credit facility, and no principal payments are due under our credit agreement until maturity. Subject to the payment of an extension fee and meeting certain other requirements, we can extend the stated maturity date of our revolving credit facility by one year.
Borrowings under our credit agreement are in U.S. dollars and require interest to be paid at a rate of SOFR plus a margin of 350 basis points. Accordingly, we are vulnerable to changes in U.S. dollar based short term rates, specifically SOFR. Generally, a change in interest rates would not affect the value of our floating rate debt but would affect our operating results.
The following table presents the impact a one percentage point increase in interest rates would have on our annual floating rate interest expense as of September 30, 2024:

	Impact of an Increase in Interest Rates
	Annual Interest Rate (1)	Outstanding Debt	Total Interest Expense Per Year	Annual Earnings Per Share Impact (2)
At September 30, 2024	8.4%	$300,000	$25,200	$0.51
One percentage point increase	9.4%	$300,000	$28,200	$0.57
(1)Based on SOFR plus a margin of 350 basis points per annum as of September 30, 2024.
(2)Based on the weighted average common shares outstanding (diluted) for the nine months ended September 30, 2024.
The following table presents the impact a one percentage point increase in interest rates would have on our annual floating rate interest expense as of September 30, 2024 if we were fully drawn on our revolving credit facility and term loan:

	Impact of an Increase in Interest Rates
	Annual Interest Rate (1)	Outstanding Debt (2)	Total Interest Expense Per Year	Annual Earnings Per Share Impact (3)
At September 30, 2024	8.4%	$425,000	$35,700	$0.72
One percentage point increase	9.4%	$425,000	$39,950	$0.81
(1)Based on SOFR plus a margin of 350 basis points per annum as of September 30, 2024.
(2)Represents the maximum amount available under our revolving credit facility and term loan.
(3)Based on the weighted average common shares outstanding (diluted) for the nine months ended September 30, 2024.
The foregoing tables show the impact of an immediate increase in floating interest rates as of September 30, 2024. If interest rates were to increase gradually over time, the impact would be spread over time. Our exposure to fluctuations in floating interest rates will increase or decrease in the future with increases or decreases in the outstanding amount under our revolving credit facility or our term loan, or our other floating rate debt, if any. Although we have no present plans to do so, we may in the future enter into hedge arrangements from time to time to mitigate our exposure to changes in interest rates.
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
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Warning Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other securities laws that are subject to risks and uncertainties. These statements may include words such as “believe”, “expect”, “anticipate”, “intend”, “plan”, “estimate”, “will”, “may” and negatives or derivatives of these or similar expressions. These forward-looking statements include, among others, statements about: our ability to continue as a going concern; our actions to address our near term capital needs and possible financing options; our leverage levels; demand for office space; our future leasing activity, commitments and obligations; economic and market conditions; our liquidity needs and sources; our capital expenditure plans and commitments; acquisitions and our pending or potential dispositions; our redevelopment and construction activities and plans; our joint ventures; and the amount and timing of future distributions.
Forward-looking statements reflect our current expectations, are based on judgments and assumptions, are inherently uncertain and are subject to risks, uncertainties and other factors, which could cause our actual results, performance or achievements to differ materially from expected future results, performance or achievements expressed or implied in those forward-looking statements. Some of the risks, uncertainties and other factors that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, but are not limited to, the following:
•Our ability to successfully take actions to address the current substantial doubt as to our ability to continue as a going concern,
•Our ability to make required payments on our debt or refinance our debts as they mature or otherwise become due,
•Our ability to maintain sufficient liquidity, including the availability of borrowings under our revolving credit facility and our ability to obtain new debt or equity financing, and otherwise manage leverage,
•Our ability to comply with the terms of our debt agreements and meet financial covenants,
•Our ability to effectively raise and balance our use of debt and equity capital,
•The possibility that we may reorganize through bankruptcy if we are unable to satisfy the 2025 Notes prior to their maturity,
•Whether our tenants will renew or extend their leases and not exercise early termination options pursuant to their leases or that we will obtain replacement tenants on terms as favorable to us as our prior leases,
•Our ability to increase or maintain occupancy at our properties on terms desirable to us, and our ability to increase rents when our leases expire or renew,
•The extent to which changes and trends in office space utilization and needs, including due to remote work arrangements, continue to impact demand for office space at our properties,
•Competition within the commercial real estate industry, particularly in those markets in which our properties are located,
•The impact of unfavorable market and commercial real estate industry conditions due to high interest rates, prolonged high inflation, labor market challenges, supply chain disruptions, volatility in the public equity and debt markets and in commercial real estate markets, generally and in the sectors we operate, geopolitical instability and tensions, economic downturns or a possible recession or changes in real estate utilization, among other things, on us and our tenants,
•The likelihood that our tenants will pay rent or be negatively impacted by continuing unfavorable market and commercial real estate industry conditions or government budget constraints,

•Our ability to sell properties at prices we target,
•Our ability to manage our capital expenditures and other operating costs effectively and to maintain and enhance our properties and their appeal to tenants,
•The financial strength of our tenants,
•Our tenant and geographic concentration,
•Risks and uncertainties regarding the costs and timing of development, redevelopment and repositioning activities, including as a result of prolonged high inflation, cost overruns, supply chain challenges, labor shortages, construction delays or inability to obtain necessary permits or volatility in the commercial real estate markets,
•Our credit ratings,
•Our ability to pay distributions to our shareholders and to maintain or increase the amount of such distributions,
•Our ability to acquire properties that realize our targeted returns,
•The ability of our manager, RMR, to successfully manage us,
•Compliance with, and changes to, federal, state and local laws and regulations, accounting rules, tax laws and similar matters,
•The impact of any U.S. government shutdown or failure to increase the government debt ceiling on our ability to collect rents and pay our operating expenses, debt obligations and distributions to shareholders on a timely basis,
•Actual and potential conflicts of interest with our related parties, including our Managing Trustees, RMR, Sonesta and others affiliated with them,
•Limitations imposed by and our ability to satisfy complex rules to maintain our qualification for taxation as a REIT for U.S. federal income tax purposes,
•Acts of terrorism, outbreaks of pandemics or other public health safety events or conditions, war or other hostilities, global climate change or other manmade or natural disasters beyond our control, and
•Other matters.
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

Part II. Other Information
Item 1A. Risk Factors
Our business is subject to risks and uncertainties, a number of which are described under the caption “Risk Factors” in our 2023 Annual Report. The risks described in our 2023 Annual Report and below may not be the only risks we face but are risks we believe may be material at this time. Other risks of which we are not yet aware, or that we currently believe are not material, may also materially and adversely impact our business operations or financial results. If any of the events or circumstances described in the risk factors contained in our 2023 Annual Report or included below occurs, our business, financial condition, liquidity, results of operations or ability to pay distributions to our shareholders could be adversely impacted and the value of an investment in our securities could decline. Investors and prospective investors should consider the risks described in our 2023 Annual Report and below and the information contained under the caption “Warning Concerning Forward-Looking Statements” and elsewhere in this Quarterly Report on Form 10-Q before deciding whether to invest in our securities.
Risk Relating to Going Concern
We have concluded that there is substantial doubt about our ability to continue as a going concern.
Our portfolio has been adversely affected by shifts in office space utilization, including increased remote work arrangements and tenants consolidating their real estate footprint. Demand for office space continues to face headwinds and declining rents and increasing costs to relet space when tenants can be identified continue to impact the market. In addition, there are limited debt or equity financing alternatives available to us to refinance our debt and financing sources we have utilized have increased our cost of capital. The duration and ultimate impact of these factors on our properties and our business remains uncertain and subject to change; however, these conditions continue to have a significant negative impact on our results of operations, financial position and cash flows. As of October 30, 2024, our total available liquidity was comprised of $146,448 of cash and, in addition to long-term debt, the 2025 Notes are due within one year from the date of issuance of these financial statements.
As discussed in Note 1 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, based on these challenges and upcoming debt maturities, we have concluded that there is substantial doubt about our ability to continue as a going concern for at least one year after the date of issuance of such financial statements, or October 30, 2024. Our continuation as a going concern is dependent upon many factors, including our ability to meet our debt covenants, repay our debts and other obligations when due and our ability to successfully negotiate a note exchange with certain holders of the 2025 Notes.
While we believe a note exchange with certain holders of the 2025 Notes would alleviate the substantial doubt about our ability to continue as going concern, any exchange is subject to the approval and participation of holders of the 2025 Notes and other closing conditions and we cannot provide assurance that the 2025 Notes exchange will be completed. If we are unable to consummate a transaction that refinances the 2025 Notes on terms which, in our view, allow us to continue as a going concern, our Board of Trustees may consider a reorganization in a bankruptcy court. We cannot be sure that we will be able to obtain any future financing, and any such financing we may obtain may not be sufficient to repay our existing debt. If we are unable to obtain sufficient funds, we may be unable to continue as a going concern.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds (dollars in thousands, except per share data)
Issuance of equity securities. Between September 17, 2024 and September 30, 2024, we entered into a series of privately negotiated exchange agreements, under which we issued an aggregate of 629,943 of our common shares in exchange for $1,500 of the 2025 Notes. Based on the aggregate principal amount of the 2025 Notes exchanged plus $10 aggregate accrued interest thereon through the relevant date of exchange, the common shares issued had an average implied value of approximately $2.26 per share. Pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended, the common shares issued in the private exchanges were issued in each case to existing security holders of us exclusively in exchange for such holders’ securities and no commission or other remuneration was paid or given for soliciting the exchange. Other exemptions may apply.
Issuer purchases of equity securities. The following table provides information about our purchases of our equity securities during the quarter ended September 30, 2024:

Calendar Month	Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2024 - July 31, 2024	13,063	$1.98	—	$—
September 1, 2024 - September 30, 2024	63,579	2.27	—	—
Total	76,642	$2.22	—	$—
(1)These common share withholdings and purchases were made to satisfy tax withholding and payment obligations of our officers and certain other current and former officers and employees of RMR in connection with the vesting of awards of our common shares to them. We withheld and purchased these shares at their fair market value based upon the trading price of our common shares at the close of trading on Nasdaq on the purchase date.
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

4.13
Indenture, dated as of October 8, 2024, among Office Properties Income Trust, the subsidiaries listed on the signature pages thereto as guarantors and U.S. Bank Trust Company, National Association, as trustee and collateral agent. (Incorporated by reference to the Company's Current Report on Form 8-K filed on October 9, 2024.)

4.14
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
Dated: October 30, 2024

By:	/s/ Brian E. Donley
Brian E. Donley
Chief Financial Officer and Treasurer
(principal financial officer and principal accounting officer)
Dated: October 30, 2024