Form 10-K
period 2024-12-31
OFFICE PROPERTIES INCOME TRUST
filed 2025-02-13
CIK 1456772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The aggregate market value of the voting common shares of beneficial interest, $.01 par value, or common shares, of the registrant held by non-affiliates was approximately $100.3 million based on the $2.04 closing price per common share on The Nasdaq Stock Market LLC on June 28, 2024. For purposes of this calculation, an aggregate of 1,075,941 common shares held directly by, or by affiliates of, the trustees and the executive officers of the registrant have been included in the number of common shares held by affiliates.
Number of the registrant’s common shares outstanding as of February 12, 2025: 69,824,743.
References in this Annual Report on Form 10-K to the Company, OPI, we, us or our mean Office Properties Income Trust and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

DOCUMENTS INCORPORATED BY REFERENCE
Certain information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated by reference to our definitive Proxy Statement for the 2025 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended December 31, 2024.

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
Forward-looking statements reflect our current expectations, are based on judgments and assumptions, are inherently uncertain and are subject to risks, uncertainties and other factors, which could cause our actual results, performance or achievements to differ materially from expected future results, performance or achievements expressed or implied in those forward-looking statements. Some of the risks, uncertainties and other factors that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, but are not limited to, the following:
•Our ability to successfully take actions to address the current substantial doubt as to our ability to continue as a going concern,
•Our ability to comply with the terms of our debt agreements and meet financial covenants,
•Our ability to make required payments on our debt or refinance our debts as they mature or otherwise become due and the possibility that we may reorganize through bankruptcy if we are unable to satisfy our maturing debt prior to maturity,
•Our ability to maintain sufficient liquidity, including the availability of borrowings under our revolving credit facility and our ability to obtain new debt or equity financing, and otherwise manage leverage,
•Our ability to effectively raise and balance our use of debt and equity capital,
•Whether our tenants will renew or extend their leases and not exercise early termination options pursuant to their leases or that we will obtain replacement tenants on terms as favorable to us as our prior leases,
•The likelihood that our government tenants will be negatively impacted by government budget constraints, or changes in the use of real estate by government agencies,
•Our ability to increase or maintain occupancy at our properties on terms desirable to us, and our ability to increase rents when our leases expire or renew,
•The impact of unfavorable market and commercial real estate industry conditions due to uncertainties surrounding interest rates and high inflation, supply chain disruptions, volatility in the public equity and debt markets and in commercial real estate markets, generally and in the sectors we operate, geopolitical instability and tensions, economic downturns or a possible recession, labor market challenges or changes in real estate utilization, including due to remote work arrangements, among other things, on us and our tenants,
•Competition within the commercial real estate industry, particularly in those markets in which our properties are located,
•Our ability to sell properties at prices we target, and the timing of such sales,
•Our ability to manage our capital expenditures and other operating costs effectively and to maintain and enhance our properties and their appeal to tenants,
•The financial strength of our tenants,
•Our tenant and geographic concentration,
i

•Risks and uncertainties regarding the costs and timing of development, redevelopment and repositioning activities, including as a result of prolonged high inflation, cost overruns, supply chain challenges, labor shortages, construction delays or inability to obtain necessary permits or volatility in the commercial real estate markets,
•Our credit ratings,
•Our ability to pay distributions to our shareholders and to maintain or increase the amount of such distributions,
•Our ability to acquire properties that realize our targeted returns,
•The ability of our manager, The RMR Group LLC, or RMR, to successfully manage us,
•Compliance with, and changes to, federal, state and local laws and regulations, accounting rules, tax laws and similar matters,
•The impact of any U.S. government shutdown, elimination or reduction of government agencies and programs or failure to increase the government debt ceiling on our ability to collect rents and pay our operating expenses, debt obligations and distributions to shareholders on a timely basis,
•Actual and potential conflicts of interest with our related parties, including our Managing Trustees, RMR, Sonesta International Hotels Corporation, or Sonesta, and others affiliated with them,
•Limitations imposed by and our ability to satisfy complex rules to maintain our qualification for taxation as a real estate investment trust, or REIT, for U.S. federal income tax purposes,
•Acts of terrorism, outbreaks of pandemics or other public health safety events or conditions, war or other hostilities, global climate change or other manmade or natural disasters beyond our control, and
•Other matters.
These risks, uncertainties and other factors are not exhaustive and should be read in conjunction with other cautionary statements that are included in our periodic filings. The information contained elsewhere in this Annual Report on Form 10-K or in our other filings with the Securities and Exchange Commission, or SEC, including under the caption “Risk Factors”, or incorporated herein or therein, identifies other important factors that could cause differences from our forward-looking statements. Our filings with the SEC are available on the SEC’s website at www.sec.gov.
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

ii

OFFICE PROPERTIES INCOME TRUST
2024 FORM 10-K ANNUAL REPORT

iii

PART I
Item 1. Business
Our Company
We are a real estate investment trust, or REIT, formed in 2009 under Maryland law. As of December 31, 2024, our wholly owned properties were comprised of 128 properties containing approximately 17.8 million rentable square feet (all square footage amounts included within this Annual Report on Form 10-K are unaudited) and we had a noncontrolling ownership interest of 51% in an unconsolidated joint venture that owned two properties containing approximately 0.3 million rentable square feet. As of December 31, 2024, our properties have an undepreciated carrying value of approximately $3.7 billion and a depreciated carrying value of approximately $3.0 billion, excluding properties classified as held for sale. As of December 31, 2024, our properties were leased to 226 different tenants, with a weighted average remaining lease term (based on annualized rental income as defined below) of approximately 7.4 years. The U.S. government is our largest tenant, representing approximately 17.0% of our annualized rental income as of December 31, 2024. The term annualized rental income as used herein is defined as the annualized contractual base rents from our tenants pursuant to our lease agreements as of December 31, 2024, plus straight line rent adjustments and estimated recurring expense reimbursements to be paid to us, and excluding lease value amortization.
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
Commercial Real Estate and Capital Markets
Certain shifts in office space utilization, including increased remote work arrangements and tenants consolidating their real estate footprint, as well as, declining rents and increasing costs to re-lease space when new tenants can be identified continue to impact the market. The demand for office space continues to face headwinds and the duration and ultimate impact of current trends on the demands for office space at our properties remains uncertain and subject to change. Accordingly, we do not yet know what the full extent of the impacts will be on our or our tenants’ businesses and operations nor the long-term outlook for leasing our properties. Higher interest rates, inflationary pressures, government policies (including the potential reduction of U.S. federal office leases), geopolitical hostilities and tensions, and concerns that the U.S. economy may enter an economic recession have caused disruptions in the financial markets and these factors could adversely affect our and our tenants’ financial condition and the ability or willingness of our tenants to renew our leases or pay rent to us. Deteriorating office fundamentals, high interest rates and market sentiment towards the office sector may restrict our access to, and increase our cost of, capital and may cause the values of our properties and our securities to decline.

Our Investment Policies
Our primary investment objectives include increasing cash flows from operations from stable and diverse sources. Although our business plan does not currently contemplate the acquisition of additional properties, we may acquire additional properties in the future to enhance our overall portfolio composition and produce greater returns than those properties or portfolios we may sell. To achieve these objectives, we may seek to: (a) invest in institutional quality properties with an emphasis on high credit quality tenants; (b) use proceeds from asset sales to manage leverage levels; (c) when market conditions permit, refinance debt with long term debt or additional equity; and (d) pursue capital allocation strategies so that our cash flow from operations comes from a diversified portfolio of properties, geographies, industries and tenants.
Acquisition Policies. We intend to focus future investments primarily in U.S. office, mixed-use or similar type properties in markets we believe have strong economic fundamentals to support growth, including (1) properties leased to a single or majority tenant that are strategic to that tenant and which may include built-to-suit, specialty use or corporate or regional headquarters and properties where the tenant has invested meaningful capital, with a minimum remaining lease term of at least seven years and (2) properties with specialty uses or those deemed to be mission critical to a user.
In implementing an acquisition strategy, we would consider a range of factors relating to proposed property purchases, including:
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
Other Acquisitions. We prefer wholly owned investments in fee interests. However, we may consider investing in leaseholds, joint ventures, mortgages and other real estate interests. As of December 31, 2024, we owned a 51% interest in an unconsolidated joint venture. In the future, we may invest in or enter into additional real estate joint ventures if we conclude that by doing so we may benefit from the participation of co-venturers, or that our opportunity to participate in the investment is contingent on the use of a joint venture structure or that pre-existing joint venture arrangements may be part of an acquisition or development we wish to pursue. We may invest in participating, convertible or other types of mortgages if we conclude that by doing so, we may benefit from the cash flow or appreciation in the value of a property which is not available for purchase.
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
Disposition Policies. We expect to sell properties, or sell an interest in properties through joint venture arrangements, from time to time, in order to manage leverage levels or to recycle capital into properties that we believe have better long term earnings potential or that we believe will help diversify our revenue base, improve the average age of our properties, lengthen the weighted average term of our leases, reduce our ongoing capital requirements and/or increase our distributions to shareholders. We make disposition decisions based on a number of factors including, but not limited to, the following:

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
•the highest and best use of the property;
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
Other Information
Employees. We have no employees. Services which would otherwise be provided to us by employees are provided by RMR and by our Managing Trustees and officers. As of December 31, 2024, RMR had approximately 1,000 full time employees in its headquarters and regional offices located throughout the United States.
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
RMR is an alternative asset management company that is focused on commercial real estate and related businesses. RMR or its subsidiaries also act as a manager to other publicly traded real estate companies, privately held real estate funds and real estate related operating businesses. As of February 12, 2025, the executive officers of RMR are: Adam D. Portnoy, President and Chief Executive Officer; Christopher J. Bilotto, Executive Vice President; Jennifer B. Clark, Executive Vice President, General Counsel and Secretary; Matthew P. Jordan, Executive Vice President, Chief Financial Officer and Treasurer; Jeffrey C. Leer, Executive Vice President; and John G. Murray, Executive Vice President. Our President and Chief Operating Officer, Yael Duffy, and our Chief Financial Officer and Treasurer, Brian E. Donley, are Senior Vice Presidents of RMR. Ms. Duffy, Mr. Donley and other officers of RMR also serve as officers of other companies to which RMR or its subsidiaries provide management services.
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
We and our manager, RMR, drive value, manage risk and benchmark the performance of our properties by effectively capturing and managing data and by achieving environmental and energy efficiency certifications and designations. RMR’s real-time energy monitoring program, or RTM, facilitates advanced data analytics to detect faults and inefficiencies in equipment operations while enhancing building system control in a cost-effective and scalable way. RMR’s RTM program captures 42 of our properties totaling approximately 73% of our annual electricity spend and generating approximately $2.1 million in annual savings.
Furthermore, properties that reach specified levels of sustainability and energy efficiency may receive potential environmental designations and certifications, such as Leadership in Energy and Environmental Design, or LEED®, designations and/or “ENERGY STAR” certifications. LEED designations are administered by the U.S. Green Building Council. The ENERGY STAR program is a joint program of the U.S. Environmental Protection Agency and the U.S. Department of Energy which is focused on promoting energy efficient products and properties. The U.S. government’s “green lease” policies permit government tenants to require LEED® designation in selecting new premises or renewing leases at existing premises and the General Services Administration gives preference to properties for lease that have received an ENERGY STAR certification. As of December 31, 2024, our LEED designations and ENERGY STAR certifications were as follows:
•LEED: 50 properties containing 7.6 million rentable square feet (37.6% and 39.4% of our total properties and total rentable square feet, respectively).
•ENERGY STAR: 32 properties containing 5.2 million rentable square feet (29.9% and 33.3% of our eligible properties and eligible rentable square feet, respectively).
In 2024, we were recognized as an Energy Star® Partner of the Year for the seventh consecutive year and a Sustained Excellence honoree for the fifth consecutive year.
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
•Diversity & Inclusion. We value a diversity of backgrounds, experience and perspectives. As of December 31, 2024, our Board of Trustees was comprised of nine Trustees, of which seven were independent trustees, four, or approximately 44%, were female and one, or approximately 11%, was a member of under-represented communities. RMR is an equal opportunity employer, with all qualified applicants receiving consideration for employment without regard to race, color, religion, sex, sexual orientation, gender identity, national origin, disability or protected veteran status.
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
Segment Information. As of December 31, 2024, we had one operating segment: direct ownership of real estate properties. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7 and our Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
Internet Website. Our internet website address is www.opireit.com. Copies of our governance guidelines, our code of business conduct and ethics, or our Code of Conduct, and the charters of our audit, compensation and nominating and governance committees are posted on our website and also may be obtained free of charge by writing to our Secretary, Office Properties Income Trust, Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts 02458-1634. We also have a policy outlining procedures for handling concerns or complaints about accounting, internal accounting controls or auditing matters and a governance hotline accessible on our website that shareholders can use to report concerns or complaints about accounting, internal accounting controls or auditing matters or violations or possible violations of our Code of Conduct. We make available, free of charge, through the “Investors” section of our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after these forms are filed with, or furnished to the Securities and Exchange Commission, or SEC. Any material we file with or furnish to the SEC is also maintained on the SEC website, www.sec.gov. Security holders may send communications to our Board of Trustees or individual Trustees by writing to the party for whom the communication is intended at c/o Secretary, Office Properties Income Trust, Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts 02458-1634 or by email at secretary@opireit.com. Our website address is included several times in this Annual

Report on Form 10-K as a textual reference only. The information on or accessible through our website is not incorporated by reference into this Annual Report on Form 10-K or other documents we file with, or furnish to, the SEC. We intend to use our website as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Those disclosures will be included on our website in the “Investors” section. Accordingly, investors should monitor our website, in addition to following our press releases, SEC filings and public conference calls and webcasts.
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
The sections of the IRC that govern the federal income tax qualification and treatment of a REIT and its shareholders are complex. This presentation is a summary of applicable IRC provisions, related rules and regulations, and administrative and judicial interpretations, all of which are subject to change, possibly with retroactive effect. Future legislative, judicial or administrative actions or decisions could also affect the accuracy of statements made in this summary. We have not received a ruling from the U.S. Internal Revenue Service, or the IRS, with respect to any matter described in this summary, and we cannot be sure that the IRS or a court will agree with all of the statements made in this summary. The IRS could, for example, take a different position from that described in this summary with respect to our acquisitions, operations, valuations, restructurings or other matters, which, if a court agreed, could result in significant tax liabilities for applicable parties. In addition, this summary is not exhaustive of all possible tax considerations and does not discuss any estate, gift, state, local or foreign tax considerations. For all these reasons, we urge you and any holder of or prospective acquiror of our shares to consult with a tax advisor about the federal income tax and other tax consequences of the acquisition, ownership and disposition of our shares. Our intentions and beliefs described in this summary are based upon our understanding of applicable laws and regulations that are in effect as of February 13, 2025. If new laws or regulations are enacted which impact us directly or indirectly, we may change our intentions or beliefs.
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
Our counsel, Sullivan & Worcester LLP, is of the opinion that we have been organized and have qualified for taxation as a REIT under the IRC for our 2009 through 2024 taxable years, and that our current and anticipated investments and plan of operation will enable us to continue to meet the requirements for qualification and taxation as a REIT under the IRC. Our counsel’s opinions are conditioned upon the assumption that our leases, our declaration of trust, and all other legal documents to which we have been or are a party have been and will be complied with by all parties to those documents, upon the accuracy and completeness of the factual matters described in this Annual Report on Form 10-K and upon representations made by us to our counsel as to certain factual matters relating to our organization and operations and our expected manner of operation. If this assumption or a description or representation is inaccurate or incomplete, our counsel’s opinions may be adversely affected and may not be relied upon. The opinions of our counsel are based upon the law as it exists today, but the law may change in the future, possibly with retroactive effect. Given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, and the possibility of future changes in our circumstances, neither Sullivan & Worcester LLP nor we can be sure that we will qualify as or be taxed as a REIT for any particular year. Any opinion of Sullivan & Worcester LLP as to our qualification or taxation as a REIT will be expressed as of the date issued. Our counsel will have no obligation to advise us or our shareholders of any subsequent change in the matters stated, represented or assumed, or of any subsequent change in the applicable law. Also, the opinions of our counsel are not binding on either the IRS or a court, and either could take a position different from that expressed by our counsel.
Our continued qualification and taxation as a REIT will depend upon our compliance with various qualification tests imposed under the IRC and summarized below. While we believe that we have satisfied and will satisfy these tests, our counsel does not review compliance with these tests on a continuing basis. If we fail to qualify for taxation as a REIT in any year, then we will be subject to federal income taxation as if we were a corporation taxed under subchapter C of the IRC, or a C corporation·, and our shareholders will be taxed like shareholders of a regular C corporation, meaning that federal income tax generally will be applied at both the corporate and shareholder levels. In this event, we could be subject to significant tax liabilities, and the amount of cash available for distribution to our shareholders could be reduced or eliminated.
If we continue to qualify for taxation as a REIT and meet the tests described below, then we generally will not pay federal income tax on amounts that we distribute to our shareholders. However, even if we continue to qualify for taxation as a REIT, we may still be subject to federal tax in the following circumstances, as described below:
•We will be taxed at regular corporate income tax rates on any undistributed “real estate investment trust taxable income,” including our undistributed ordinary income and net capital gains, if any. We may elect to retain and pay income tax on our net capital gain, as well as on certain amounts attributable to cancellation of indebtedness income. In addition, if we so elect by making a timely designation to our shareholders, a shareholder would be taxed on its proportionate share of our undistributed capital gain and would generally be expected to receive a credit or refund for its proportionate share of the federal corporate income tax we paid on our retained net capital gain.
•If we have net income from the disposition of “foreclosure property,” as described in Section 856(e) of the IRC, that is held primarily for sale to customers in the ordinary course of a trade or business or other nonqualifying income from foreclosure property, we will be subject to tax on this income at the highest regular corporate income tax rate.
•If we have net income from “prohibited transactions,” that is, dispositions at a gain of inventory or property held primarily for sale to customers in the ordinary course of a trade or business other than dispositions of foreclosure property and other than dispositions excepted by statutory safe harbors, we will be subject to tax on this income at a 100% rate.
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
We have invested and may in the future invest in real estate through one or more entities that are treated as partnerships for federal income tax purposes. In the case of a REIT that is a partner in a partnership, Treasury regulations under the IRC provide that, for purposes of the REIT qualification requirements regarding income and assets described below, the REIT is generally deemed to own its proportionate share, based on respective capital interests (including any preferred equity interests in the partnership), of the income and assets of the partnership (except that for purposes of the 10% value test, described below, the REIT’s proportionate share of the partnership’s assets is based on its proportionate interest in the equity and specified debt securities issued by the partnership). In addition, for these purposes, the character of the assets and items of gross income of the partnership generally remains the same in the hands of the REIT. In contrast, for purposes of the distribution requirements discussed below, we must take into account as a partner our share of the partnership’s income as determined under the general federal income tax rules governing partners and partnerships under Subchapter K of the IRC.
Subsidiary REITs. We have in the past invested in real estate through entities that were intended to qualify for taxation as REITs, and we may in the future form or acquire additional entities that are intended to qualify for taxation as REITs. When a subsidiary qualifies for taxation as a REIT separate and apart from its REIT parent, the subsidiary’s shares are qualifying real estate assets for purposes of the REIT parent’s 75% asset test described below. However, failure of the subsidiary to separately satisfy the various REIT qualification requirements described in this summary or that are otherwise applicable (and failure to qualify for the applicable relief provisions) would generally result in (a) the subsidiary being subject to regular U.S. corporate income tax, as described above, and (b) the REIT parent’s ownership in the subsidiary (i) ceasing to be qualifying real estate assets for purposes of the 75% asset test and (ii) becoming subject to the 5% asset test, the 10% vote test and the 10% value test, each as described below, generally applicable to a REIT’s ownership in corporations other than REITs and TRSs. In such a situation, the REIT parent’s own qualification and taxation as a REIT could be jeopardized on account of the subsidiary’s failure cascading up to the REIT parent, all as described below under the heading “-Asset Tests”. We have made and expect to make protective TRS elections with respect to any subsidiary REIT that we form or acquire and may implement other protective arrangements intended to avoid a cascading REIT failure if any of our intended subsidiary REITs were not to qualify for taxation as a REIT, but we cannot be sure that such protective elections or other arrangements will be effective to avoid or mitigate the resulting adverse consequences to us.
Taxable REIT Subsidiaries. As a REIT, we are permitted to own any or all of the securities of a TRS, provided that no more than 20% of the total value of our assets, at the close of each quarter, is comprised of our investments in the stock or other securities of our TRSs. Very generally, a TRS is a subsidiary corporation other than a REIT in which a REIT directly or indirectly holds stock and that has made a joint election with such REIT to be treated as a TRS. A TRS is taxed as a regular C corporation, separate and apart from any affiliated REIT. Our ownership of stock and other securities in our TRSs is exempt from the 5% asset test, the 10% vote test and the 10% value test discussed below. Among other requirements, a TRS of ours must:
(1)not directly or indirectly operate or manage a lodging facility or a health care facility; and
(2)not directly or indirectly provide to any person, under a franchise, license or otherwise, rights to any brand name under which any lodging facility or health care facility is operated, except that in limited circumstances a subfranchise, sublicense or similar right may be granted to an independent contractor to operate or manage a lodging facility or a health care facility.
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
As discussed below, TRSs can perform services for our tenants without disqualifying the rents we receive from those tenants under the 75% gross income test or the 95% gross income test discussed below. Moreover, because our TRSs are taxed as C corporations that are separate from us, their assets, liabilities and items of income, deduction and credit generally are not imputed to us for purposes of the REIT qualification requirements described in this summary. Therefore, our TRSs may generally conduct activities that would be treated as prohibited transactions or would give rise to nonqualified income if conducted by us directly. Additionally, while a REIT is generally limited in its ability to earn qualifying rental income from a TRS, a REIT can earn qualifying rental income from the lease of a qualified lodging facility to a TRS if an eligible independent contractor operates the facility, as discussed more fully below.
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
•There is an additional exception to the above prohibition on earning “rents from real property” from a 10% affiliated tenant. For this additional exception to apply, a real property interest in a “qualified lodging facility” must be leased by the REIT to its TRS, and the facility must be operated on behalf of the TRS by a person who is an “eligible independent contractor,” all as described in Sections 856(d)(8)-(9) of the IRC. As described below, we believe our lease with our applicable TRS has satisfied and will continue to satisfy these requirements.
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
(1)the sum of 90% of our “real estate investment trust taxable income” and 90% of our net income after tax, if any, from property received in foreclosure, over
(2)the amount by which our noncash income (e.g., cancellation of indebtedness income, imputed rental income or income from transactions inadvertently failing to qualify as like-kind exchanges) exceeds 5% of our “real estate investment trust taxable income.”
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
We may elect to retain, rather than distribute, some or all of our net capital gain and certain of our cancellation of indebtedness income, and pay income tax on such retained amounts. In addition, if we so elect by making a timely designation to our shareholders, our shareholders would include their proportionate share of such undistributed capital gain in their taxable income, and they would receive a corresponding credit for their share of the federal corporate income tax that we pay thereon. Our shareholders would then increase the adjusted tax basis of their shares by the difference between (a) the amount of capital gain dividends that we designated and that they included in their taxable income, and (b) the tax that we paid on their behalf with respect to that capital gain.
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
Built-in Gains from C Corporations. Notwithstanding our qualification and taxation as a REIT, under specified circumstances we may be subject to corporate income taxation if we acquire a REIT asset where our adjusted tax basis in the asset is determined by reference to the adjusted tax basis of the asset as owned by a C corporation. For instance, we may be subject to federal income taxation on all or part of the built-in gain that was present on the last date an asset was owned by a C corporation, if we succeed to a carryover tax basis in that asset directly or indirectly from such C corporation and if we sell the asset during the five year period beginning on the day the asset ceased being owned by such C corporation. To the extent of our income and gains in a taxable year that are subject to the built-in gains tax, net of any taxes paid on such income and gains with respect to that taxable year, our taxable dividends paid in the following year will be potentially eligible for taxation to noncorporate U.S. shareholders at the preferential tax rates for “qualified dividends” as described below under the heading “-Taxation of Taxable U.S. Shareholders”. We generally do not expect to sell assets if doing so would result in the imposition of a material built-in gains tax liability; but if and when we do sell assets that may have associated built-in gains tax exposure, then we expect to make appropriate provision for the associated tax liabilities on our financial statements.
Earnings and Profits. Following a corporate acquisition, we must generally distribute all of the C corporation earnings and profits inherited in that transaction, if any, no later than the end of our taxable year in which the transaction occurs, in order to preserve our qualification for taxation as a REIT. However, if we fail to do so, relief provisions would allow us to maintain our qualification for taxation as a REIT, provided we distribute any subsequently discovered C corporation earnings and profits and pay an interest charge in respect of the period of delayed distribution. C corporation earnings and profits that we inherit are, in general, specially allocated under a priority rule to the earliest possible distributions following the event causing the inheritance, and only then is the balance of our earnings and profits for the taxable year allocated among our distributions to the extent not already treated as a distribution of C corporation earnings and profits under the priority rule. The distribution of these C corporation earnings and profits is potentially eligible for taxation to noncorporate U.S. shareholders at the preferential tax rates for “qualified dividends” as described below under the heading “-Taxation of Taxable U.S. Shareholders”.
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
Distributions to our Shareholders
As described above, we expect to make distributions to our shareholders from time to time. These distributions may include cash distributions, in kind distributions of property, and deemed or constructive distributions resulting from capital market activities. The U.S. federal income tax treatment of our distributions will vary based on the status of the recipient shareholder as more fully described below under the headings “-Taxation of Taxable U.S. Shareholders,” “-Taxation of Tax-Exempt U.S. Shareholders,” and “-Taxation of Non-U.S. Shareholders.”
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
Distributions. A distribution by us to a non-U.S. shareholder that is not designated as a capital gain dividend will be treated as an ordinary income dividend to the extent that it is made out of our current or accumulated earnings and profits. A distribution of this type will generally be subject to U.S. federal income tax and withholding at the rate of 30%, or at a lower rate if the non-U.S. shareholder has in the manner prescribed by the IRS demonstrated to the applicable withholding agent its entitlement to benefits under a tax treaty. Because we cannot determine our current and accumulated earnings and profits until the end of the taxable year, withholding at the statutory rate of 30% or applicable lower treaty rate will generally be imposed on the gross amount of any distribution to a non-U.S. shareholder that we make and do not designate as a capital gain dividend. Notwithstanding this potential withholding on distributions in excess of our current and accumulated earnings and profits, these excess portions of distributions are a nontaxable return of capital to the extent that they do not exceed the non-U.S. shareholder’s adjusted basis in our shares, and the nontaxable return of capital will reduce the adjusted basis in these shares. To the extent that distributions in excess of our current and accumulated earnings and profits exceed the non-U.S. shareholder’s adjusted basis in our shares, the distributions will give rise to U.S. federal income tax liability only in the unlikely event that the non-U.S. shareholder would otherwise be subject to tax on any gain from the sale or exchange of these shares, as discussed below under the heading “-Dispositions of Our Shares.” A non-U.S. shareholder may seek a refund from the IRS of amounts withheld on distributions to it in excess of such shareholder’s allocable share of our current and accumulated earnings and profits.
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
The regulation provides that whether a security is “freely transferable” is a factual question to be determined on the basis of all relevant facts and circumstances. The regulation further provides that, where a security is part of an offering in which the minimum investment is $10,000 or less, some restrictions on transfer ordinarily will not, alone or in combination, affect a finding that the securities are freely transferable. The restrictions on transfer enumerated in the regulation as not affecting that finding include any restriction on or prohibition against any transfer or assignment that would result in a termination or reclassification for federal or state tax purposes, or would otherwise violate any state or federal law or court order.
We believe that the restrictions imposed under our declaration of trust and bylaws on the transfer of shares do not result in the failure of our shares to be “freely transferable.” In addition, we do not expect or intend to impose in the future, or to permit any person to impose on our behalf, any limitations or restrictions on transfer that would not be among the enumerated permissible limitations or restrictions in the regulation.
Assuming that each class of our shares will be “widely held” and that no facts and circumstances exist that restrict transferability of these shares, our counsel, Sullivan & Worcester LLP, is of the opinion that our shares will not fail to be

“freely transferable” for purposes of the regulation due to the restrictions on transfer of our shares in our declaration of trust and bylaws and that under the regulation each class of our currently outstanding shares is publicly offered and our assets will not be deemed to be “plan assets” of any ERISA Plan or Non-ERISA Plan that acquires our shares in a public offering. This opinion is conditioned upon certain assumptions and representations, as discussed above under the heading “Material United States Federal Income Tax Considerations-Taxation as a REIT.” Also, the opinion of our counsel is not binding on either the Department of Labor or a court, and either could take a position different from that expressed by our counsel.
Item 1A. Risk Factors
Summary of Risk Factors
Our business is subject to a number of risks and uncertainties. The following is a summary of the principal risk factors described in this section:
•we have concluded that there is substantial doubt about our ability to continue as a going concern;
•we have a substantial amount of debt and we are subject to risks related to our debt, including the inability to refinance maturing debt and the cost of any such refinanced debt and the inability to reduce our debt leverage, which may remain at or above current levels for an indefinite period, covenants and conditions contained in our debt agreements which may restrict our operations by increasing our interest expense and limiting our ability to make investments in our properties, sell properties securing our debt and pay distributions to our shareholders, potential downgrades to our credit ratings and other limitations on our ability to access capital at reasonable costs or at all, including the limited availability of debt capital to office REITs generally;
•we have a significant amount of scheduled lease expirations in 2025 and thereafter and we may be unable to renew our leases when they expire or lease our properties to new tenants without decreasing rents or incurring significant costs or at all; in addition, some of our tenants have the right to terminate their leases prior to their stated lease expiration date;
•our concentration of investments in properties leased to private sector single or majority tenants and the U.S. government, and in properties located in the metropolitan Washington, D.C. area, may subject us to risks associated with bankruptcy, insolvency, a downturn of business or a lease termination of such single or majority tenants, government budgetary pressures, changes in government policies, priorities related to real estate and other fiscal pressures, including any downturn in economic conditions or a possible recession;
•unfavorable market and commercial real estate industry conditions, particularly impacting the office sector, due to, among other things, uncertainties surrounding interest rates and inflation, supply chain disruptions, volatility in the public equity and debt markets and in the commercial real estate markets, generally, reductions in government spending to fund their obligations, pandemics, geopolitical instability and tensions, economic downturns or a possible recession, labor market conditions, changes in real estate utilization, including increased remote and other alternative work arrangements and tenants consolidating their real estate footprint, and other conditions beyond our control, have had, and may continue to have, a material adverse effect on our and our tenants’ results of operations and financial conditions, and our tenants may be unable to satisfy their lease obligations to us;
•we may not succeed in selling properties at prices we target;
•development or redevelopment projects, or potential future sales or development or redevelopment projects, may not be successful or may not be executed on the terms or within the timing we expect as a result of competition, ongoing market and economic conditions, including capital market disruptions, uncertainties surrounding interest rates and inflation, or otherwise;
•we are subject to risks related to our qualification for taxation as a REIT, including REIT distribution requirements;
•ownership of real estate is subject to environmental risks and liabilities, as well as risks from adverse weather, natural disasters and adverse impacts from global climate change;
•insurance may not adequately cover our losses, and insurance costs may increase;
•we are subject to risks related to our dependence upon RMR to implement our business strategies and manage our operations;

•we are subject to risks related to the security of RMR’s information technology and RMR’s use of artificial intelligence, or AI;
•our management structure and agreements with RMR and our relationships with our related parties, including our Managing Trustees, RMR, Sonesta and others affiliated with them, may create conflicts of interest;
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
Our portfolio has been adversely affected by shifts in office space utilization, including increased remote work arrangements and tenants consolidating their real estate footprint. Demand for office space continues to face headwinds and declining rents and increasing costs to re-lease space when tenants can be identified continue to impact the market. In addition, there are limited debt or equity financing alternatives available to us to refinance our debt and financing sources we have utilized have increased our cost of capital. The duration and ultimate impact of these factors on our properties and our business remains uncertain and subject to change; however, these conditions continue to have a significant negative impact on our results of operations, financial position and cash flows. As of February 13, 2025, our total available liquidity was comprised of $113.0 million of cash and, in addition to long-term debt, our near-term obligations include outstanding lease obligations of $81.9 million and principal debt repayments of $26.0 million in 2025 and $291.5 million in 2026.
As discussed in Note 1 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K, based on these challenges and upcoming debt maturities, we concluded that there was substantial doubt about our ability to continue as a going concern. Our continuation as a going concern is dependent upon many factors, including our ability to meet our debt covenants, repay our debts and other obligations when due and our ability to make required principal payments under our debt agreements.
We are currently seeking to refinance our senior unsecured notes due 2026, or the 2026 Notes, through a debt exchange, and we expect to sell certain properties to raise cash and may pursue other strategies to address our liquidity needs, including equity issuances. We cannot be sure that we will be able to obtain any future financing, and any such financing we may obtain may not be sufficient to repay our existing debt. If we are unable to obtain sufficient funds, we may be unable to continue as a going concern and our Board of Trustees may consider a reorganization in bankruptcy court.

We have a substantial amount of debt and are subject to risks related to our debt, including our ability to refinance maturing debt and the cost of any such refinanced debt.
As of December 31, 2024, our consolidated debt was $2.6 billion and we were fully drawn on our revolving credit facility.
We are subject to numerous risks associated with our debt, including our ability to refinance maturing debt and the cost of any refinancing, the risk that our liquidity could be insufficient for us to make required payments and risks associated with high interest rates. For example, we currently do not have sufficient liquidity on hand to make the required principal payments of $157.5 million due by March 31, 2026 under our senior secured notes due 2027, or the March 2027 Notes, and the outstanding $140.5 million in principal amount of the 2026 Notes. We continue to engage a financial advisor to assist in evaluating our options to address our upcoming debt maturities. There can be no assurance our advisor will be successful in assisting us with our debt maturities. There are also no limits in our organizational documents on the amount of debt we may incur or maintain, and, subject to any limitations in our debt agreements, we may incur and maintain additional debt. Our debt may increase our vulnerability to adverse market and economic conditions, limit our flexibility in planning for changes in our business and place us at a disadvantage in relation to competitors that have lower debt levels. Our debt could increase our cost of capital, limit our ability to incur additional debt in the future, and increase our exposure to floating interest rates or expose us to potential events of default (if not cured or waived) under covenants contained in debt instruments that could have a material adverse effect on our business, financial condition and operating results. High interest rates under our recently issued debt instruments have significantly increased our borrowing costs and we have pledged a significant portion of our assets as collateral. Although we have an option to extend the maturity date of certain of our debt upon payment of a fee and meeting other conditions, the applicable conditions may not be met, and we may be required to repay or refinance our existing debt with new debt at less favorable terms. Excessive or expensive debt could reduce the available cash flow to fund, or limit our ability to obtain financing for, lease obligations, working capital, capital expenditures, refinancing, acquisitions, development or redevelopment projects or other purposes and hinder our ability to pay distributions to our shareholders.

If we default under any of our debt obligations, we may be in default under our other debt agreements that have cross default provisions, including our credit agreement and our senior notes indentures and their supplements. In such case, our lenders or noteholders may demand immediate payment of any outstanding debt and could seek payment from the subsidiary guarantors under our credit agreement, our March 2027 Notes, our 9.000% senior secured notes due March 2029, or the March 2029 Notes, or our 9.000% senior secured notes due September 2029, or the September 2029 Notes, seek to sell any pledged equity interests of certain subsidiaries or the mortgaged properties owned by certain pledged subsidiaries, or we could be forced to liquidate our assets for less than the values we would receive in a more orderly process.
We have a significant amount of scheduled lease expirations in 2025 and thereafter and we may be unable to lease our properties when our leases expire.
Leases representing approximately 9.9% and 4.2% of our annual rental income are scheduled to expire in each of 2025 and 2026, respectively. Although we typically will seek to renew or extend the terms of leases for our properties with tenants when they expire, we cannot be sure that we will be successful in doing so. Certain shifts in space utilization, including increases in remote and other alternative work arrangements, as well as ongoing market and economic conditions, including government spending and budget priorities, may cause our tenants not to renew or extend their leases when they expire, or to seek to renew their leases for less space than they currently occupy. If we are unable to extend or renew our leases, or we renew leases for reduced space, it may be time consuming and expensive to re-lease these properties to new tenants.
Remote and other alternative work arrangements and shifts in space utilization and other business practices may continue to reduce the demand for office leasing.
Certain shifts in office space utilization, including increased remote and other alternative work arrangements and tenants consolidating their real estate footprint, as well as declining rents and increasing costs to re-lease space when tenants can be identified, continue to impact the market for both private sector and government tenants. It is uncertain to what extent and for how long such remote or other alternative work arrangements may continue. In addition, it is possible that hybrid work arrangements could continue or increase, such as workspace sharing or hoteling of office space. To the extent these practices become permanent or further increase, demand for office space, including at our properties, may decline. As a result of these factors, our tenant retention levels could decline and we may experience reduced rent or incur increased costs under future new or renewal leases.

Some of our properties depend upon a private sector single or majority tenant for all or a significant portion of their rental income; therefore, our financial condition, including our ability to pay distributions to our shareholders, may be adversely affected by bankruptcy or insolvency, a downturn in the business, or a lease termination of such a single or majority tenant.

As of December 31, 2024, 44.8% of our annualized rental income was from our properties leased to private sector single tenants or majority occupied tenants. The value of the properties leased to these tenants is materially dependent on their performance under their respective leases. These tenants face competition within their industries and other factors that could reduce their ability to pay us rent based on market and economic conditions, such as uncertainties surrounding interest rates and inflation, supply chain challenges and economic downturns or a possible recession. A default by a single or majority tenant, the failure of a guarantor to fulfill its obligations or other premature termination of a lease to such a tenant or such tenant’s election not to extend a lease upon its expiration could have an adverse effect on our financial condition, results of operations, liquidity and ability to pay distributions to our shareholders.
We currently have a concentration of properties in the metropolitan Washington, D.C. market area and are exposed to changes in market conditions in this area.
As of December 31, 2024, we derived approximately 25.0% of our annualized rental income from our consolidated properties located in the metropolitan Washington, D.C. market area. In addition, two properties owned by a joint venture in which we owned a 51% interest are located in the metropolitan Washington, D.C. market area. The D.C. market continues to have weak conditions and a further downturn in economic conditions in this area or a possible recession could result in reduced demand from tenants for our properties, reduced rents that our tenants in this area are willing to pay when our leases expire and increased lease concessions for new leases and renewals. Additionally, there has been a decrease in demand for new leased space by the U.S. government in the metropolitan Washington, D.C. market area, and that could increase competition for government tenants and adversely affect our ability to retain government tenants when our leases expire. Thus, adverse developments and/or conditions in the metropolitan Washington, D.C. market area could reduce demand for space, impact the creditworthiness of our tenants or force our tenants to curtail operations, which could impair their ability to meet their rent obligations to us and, accordingly, could have an adverse effect on our financial condition, results of operations, liquidity and ability to pay distributions to our shareholders.
Unfavorable market and industry conditions have had, and may continue to have, a material adverse effect on our results of operations, financial condition and ability to pay distributions to our shareholders.
Our business and operations may be adversely affected by market and economic volatility experienced by the U.S. and global economies, the commercial real estate industry and/or the local economies in the markets in which our properties are located. Unfavorable economic and industry conditions may be due to, among other things, uncertainties surrounding interest rates and inflation, supply chain disruptions, volatility in the public equity and debt markets, pandemics, geopolitical instability and tensions, economic downturns or a possible recession, labor market conditions, changes in real estate utilization and other conditions beyond our control. As economic conditions in the United States may affect the demand for office space, real estate values, occupancy levels and property income, current and future economic conditions in the United States, including slower growth or a possible recession and capital market volatility or disruptions, could have a material adverse impact on our earnings and financial condition. Economic conditions may be affected by numerous factors, including, but not limited to, the pace of economic growth and/or recessionary concerns, inflation, increases in the levels of unemployment, energy prices, uncertainty about government fiscal and tax policy, geopolitical events, the regulatory environment, the availability of credit and interest rates. Unfavorable market conditions have particularly impacted the office sector and sustained low occupancy in office properties, reduced values of these properties and limited acquisition and disposition volume have negatively impacted our ability to pay distributions to our shareholders and these or other conditions may continue to have similar impacts in the future and on our results of operations and financial condition.
We may experience declining rents or incur significant costs to renew our leases with current tenants or lease our properties to new tenants, and any rent increases that we do achieve may not exceed increased costs we may incur.
When we renew our leases with current tenants or lease to new tenants, we may experience rent decreases, and we may have to spend substantial amounts for tenant improvements, leasing commissions or other tenant inducements. Moreover, many of our properties have been specially designed for the particular businesses of our tenants; if the current leases for those properties are terminated or are not renewed, we may be required to renovate those properties at substantial costs, decrease the rents we charge or provide other concessions in order to lease those properties to new tenants. In addition, any rent increases that we do achieve may not exceed our costs associated with renewing our leases with current tenants or leasing our properties to new tenants, which costs have increased as a result of uncertainty surrounding interest rates and inflation and supply chain challenges, among other things. Further, certain of our long-term leases have contractual rent adjustments which may not keep pace with inflation.
Our business depends upon our tenants satisfying their lease obligations to us, which, with respect to our private sector tenants, depends, to a large degree, on those tenants’ abilities to successfully operate their businesses, and, with respect to our government tenants, depends on discretionary funding from federal, state and local governments.

Our business depends on our tenants satisfying their lease obligations. The financial capacities of our private sector tenants to pay us rent will depend upon their abilities to successfully operate their businesses, which may be adversely affected by factors over which we and they have no control, including market and economic conditions, such as uncertainties surrounding interest rates and inflation, supply chain challenges and economic downturns or a possible recession. The failure of our private sector tenants and any applicable parent guarantor to satisfy their lease obligations to us, whether due to a downturn in their business or otherwise, could materially and adversely affect us.
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
Government budgetary pressures, policies and priorities and trends in government employment and office leasing, including elimination or reduction of government agencies and programs, remote working and other space utilization trends, may adversely impact our business.
We believe that recent government budgetary and spending priorities and enhancements in technology have resulted in a decrease in government office use for employees. Furthermore, over the past several years, government tenants have reduced their space utilization per employee and consolidated government tenants into existing government owned properties. This activity has reduced the demand for government leased space and efforts to manage space utilization rates may result in our tenants exercising early termination rights under their leases, vacating our properties upon expiration of their leases in order to relocate to government owned properties or consolidate leased space within a market, or renew their leases for less space than they currently occupy. The current administration is reportedly seeking to reduce the U.S. government’s office leases through termination of existing leases. Accordingly, there can be no assurance that the U.S. government will not seek to exercise early termination rights or otherwise purport to terminate our leases with the U.S. government or use the threat thereof to seek rent concessions. Also, our government tenants’ desire to reconfigure office space to manage utilization per employee may require us to spend significant amounts for tenant improvements, and tenant relocations are often more prevalent in those circumstances. Increasing uncertainty with respect to government agency budgets and funding to implement relocations, consolidations and reconfigurations has, in some instances, resulted in delayed decisions by some of our government tenants and more focus on short term lease renewals. In addition, the new presidential administration may implement new or change existing policies, including the potential elimination or reduction of government agencies and programs, which may impact leasing at our government leased properties. Although the current administration has issued so called return to work mandates, there can be no assurance such actions will result in increased office utilization. Given the significant uncertainties, including the extent to which remote or alternative work arrangements may continue or increase, we are unable to reasonably project what the financial impact of market conditions or changing government circumstances will be on the demand for leased space at our properties and our financial results for future periods.
We may not succeed in selling properties we may identify for sale and any proceeds we may receive from sales we do complete may be less than expected, and we may incur losses with respect to any such sales.
We expect to sell properties, or sell an interest in properties through joint venture arrangements, from time to time, in order to manage leverage levels or to recycle capital into properties that we believe have better long-term earnings potential or that we believe will help diversify our revenue base, improve the average age of our properties, lengthen the weighted average term of our leases, reduce our ongoing capital requirements and/or increase our distributions to shareholders. Our ability to sell properties, and the prices we may receive in any such sales may be affected by various factors. In particular, these factors could arise from, among other things:

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
•unfavorable local, national or international economic conditions, such as uncertainties surrounding interest rates and inflation, supply chain challenges and economic downturns or a possible recession and labor market challenges; and
•changes in laws, regulations or fiscal policies of jurisdictions in which the properties are located.
For example, current market conditions have caused, and may continue to cause, increased capitalization rates which, together with increased high interest rates, has resulted in reduced commercial real estate transaction volume, and such conditions may continue or worsen. We may not succeed in selling properties and any sales may be delayed or may not occur or, if sales do occur, the terms may not meet our expectations and we may incur losses in connection with any sales. If we are unable to realize proceeds from the sale of assets sufficient to allow us to reduce our leverage to a level we, or possible financing sources, believe appropriate, we may be unable to fund capital expenditures or future acquisitions to grow our business. In addition, we may elect to change or abandon our strategy and forego or abandon property or other asset sales.
We may fail to comply with the terms of our debt agreements, which could adversely affect our business and prohibit us from paying distributions to our shareholders.
Our debt agreements include various conditions, covenants and events of default. We may not be able to satisfy all of these conditions or may default on some of these covenants for various reasons, including for reasons beyond our control. If any of the covenants in these debt agreements are breached and not cured within the applicable cure period, we could be required to repay the debt immediately, even in the absence of a payment default, or be prevented from refinancing maturing debt or issuing new debt. Complying with these covenants may limit our ability to take actions that may be beneficial to us and our security holders.
Our credit agreement and our senior notes indentures and their supplements require us to comply with certain financial and other covenants. These covenants may limit our operational flexibility and acquisition and disposition activity. Our ability to comply with those covenants will depend upon the net rental income we receive from our properties. If our operating results and financial condition are significantly negatively impacted by the current market conditions or otherwise, we may fail to satisfy covenants under our credit agreement or our senior notes indentures and their supplements. Further, if the occupancy at our properties declines or if our rents decline, we may be unable to borrow under our revolving credit facility. Our revolving credit facility is secured by certain properties and the availability of borrowings under the facility is subject to minimum performance and value levels of those properties. We are currently fully drawn under our revolving credit facility, and we may therefore experience future liquidity constraints. An inability to incur additional debt would require us to meet our capital needs from other sources, such as cash on hand, operating cash flow, equity financing or asset sales, which may not be available to us on attractive terms or at all and we may be unable to meet our obligations or grow our business by acquiring additional properties or otherwise.
If we default under our credit agreement, our lenders may demand immediate payment and could seek payment from the subsidiary guarantors under our credit agreement, the March 2027 Notes, the March 2029 Notes or the September 2029 Notes, seek to sell any pledged equity interests of certain subsidiaries or the mortgaged properties owned by such pledged subsidiaries, or may elect not to fund future borrowings. During the continuance of any event of default under our credit agreement, we may be limited or, in some cases, prohibited from paying distributions to our shareholders. Any default under our credit agreement that results in acceleration of our obligations to repay outstanding debt or in our no longer being permitted to borrow under our revolving credit facility would likely have serious adverse consequences to us and would likely cause the value of our securities to decline.
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
We have engaged in and may engage in future development, redevelopment and repositioning activities with respect to our properties, and, as a result, we are subject to certain risks. These risks include cost overruns and untimely completion of construction due to, among other things, weather conditions, inflation, labor or material shortages or delays in receiving permits or other governmental approvals, as well as the availability and pricing of financing on favorable terms or at all, and finding tenants to lease our properties. While inflation declined significantly in 2024, it remains above historic levels, and the global economy continues to experience commodity pricing and other inflation, including inflation impacting wages and employee benefits, and it is uncertain whether inflation will decline, remain relatively steady or increase. These conditions have increased the costs for materials, other goods and labor, including construction materials, and caused some delays in construction activities, and these conditions may continue and worsen. These pricing increases, as well as increases in labor costs, could result in substantial unanticipated delays and increased development and renovation costs and could prevent the initiation or the completion of development, redevelopment or repositioning activities. In addition, changes to demand for office space and increased vacancies due to continued increases in remote and other alternative work arrangements and shifts in space utilization, as well as current economic conditions and volatility in the commercial real estate markets, generally, may cause delays in leasing these properties or possible loss of tenancies and negatively impact our ability to generate cash flows from these properties that meet or exceed our cost of investment. Any of these risks associated with our current or future development, redevelopment and repositioning activities could have a material adverse effect on our business, financial condition and results of operations.
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
Although our business plan does not currently contemplate the acquisition of additional properties, we may acquire additional properties in the future. Our ability to make profitable acquisitions is subject to risks, including, but not limited to, risks associated with:
•the extent of our debt leverage;
•the availability, terms and cost of debt and equity capital;
•our liquidity position;
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
For these reasons, among others, we might not realize the anticipated benefits of our acquisitions.

REIT distribution requirements and limitations on our ability to access capital at reasonable costs or at all may adversely impact our ability to carry out our business plan.
To maintain our qualification for taxation as a REIT under the IRC, we are required to satisfy distribution requirements imposed by the IRC. See “Material United States Federal Income Tax Considerations—REIT Qualification Requirements—Annual Distribution Requirements” included in Part I, Item 1 of this Annual Report on Form 10-K. Accordingly, we may not be able to retain sufficient cash to fund our operations, repay our debts, invest in our properties or fund our acquisitions or development, redevelopment or repositioning efforts. Our business strategies therefore depend, in part, upon our ability to raise additional capital at reasonable costs. We may also be unable to raise capital at reasonable costs or at all because of reasons related to our business, market perceptions of our prospects, the terms of our debt, the extent of our leverage or for reasons beyond our control, such as capital market volatility, sustained high interest rates and other market conditions. For example, decreased demand for leased space and increased vacancies due to continued increases in remote and other alternative work arrangements and shifts in space utilization, as well as current economic conditions, have negatively impacted the availability of debt capital to office REITs on reasonable terms or at all. Because the earnings we are permitted to retain are limited by the rules governing REIT qualification and taxation, if we are unable to raise reasonably priced capital, we may not be able to carry out our business plan.
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
Some of our leases allow the tenants to vacate the leased premises before the stated terms of the leases expire with little or no liability. In particular:
•Eight tenants occupying approximately 2.1% of our rentable square feet and responsible for approximately 2.3% of our annualized rental income as of December 31, 2024 have current exercisable rights to terminate their leases before the stated term of their leases expire.
•As of December 31, 2024, pursuant to leases with five of our tenants, these tenants have rights to terminate their leases if their respective legislature or other funding authority does not appropriate rent amounts in their respective annual budgets. These five tenants represented approximately 3.6% of our rentable square feet and 3.7% of our annualized rental income as of December 31, 2024.
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
We face challenges from uncertainties regarding interest rates and high interest rates have significantly increased our interest expense and may otherwise materially and negatively affect us.

In response to significant and prolonged increases in inflation, the U.S. Federal Reserve raised interest rates eleven times during 2022 and 2023. The U.S. Federal Reserve then paused rate increases in the fourth quarter of 2023 following the deceleration of inflationary growth, and cut interest rates three times in late 2024, and it may further reduce interest rates, increase interest rates or maintain current interest rates. Interest rates remain high compared to historical levels, and high interest rates may materially and negatively affect us in several ways, including:
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
In determining our credit ratings, rating agencies consider a number of both quantitative and qualitative factors, including earnings, fixed charges, cash flows, total debt outstanding, total secured debt, off balance sheet obligations, total capitalization and various ratios calculated from these factors. The rating agencies also consider predictability of cash flows, business strategy, joint venture activity, property development risks, industry conditions and contingencies. Further downgrades in our current credit ratings by rating agencies could adversely affect our cost and access to sources of liquidity and capital, adversely impact our ability to obtain unsecured debt or refinance our unsecured debt on competitive terms in the future, or require us to take certain actions to support our obligations, any of which would adversely affect our business and financial condition.
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
We are subject to risks and could be exposed to additional costs from adverse weather, natural disasters and adverse impacts from global climate change. For example, our properties could be severely damaged or destroyed from either singular extreme weather events (such as floods, storms and wildfires) or through long term impacts of climatic conditions (such as precipitation frequency, weather instability and the rise of sea levels). Severe weather events and climatic conditions could also adversely impact us and the tenants of our properties if we or they are unable to operate our or their businesses due to damage resulting from such events. Insurance may not adequately cover all losses sustained by us or the tenants of our properties. If we fail to adequately prepare for such events, our revenues, results of operations and financial condition may be impacted. In addition, we may incur significant costs in preparing for possible future climate change or in response to our tenants’ requests for such investments and we may not realize desirable returns on those investments.
RMR relies on information technology and systems in providing services to us, and any material failure, inadequacy, interruption or security breach of that technology or those systems could materially harm us.
RMR relies on information technology and systems, including the Internet and cloud-based infrastructures and services, commercially available software and its internally developed applications, to process, transmit, store and safeguard information and to manage or support a variety of its business processes (including managing our building systems), including financial transactions and maintenance of records, which may include personal identifying information of employees, tenants and guarantors and lease data. If we or our third-party vendors experience material security or other failures, inadequacies or interruptions in our or their information technology systems, we could incur material costs and losses and our operations could be disrupted. RMR takes various actions, and incurs significant costs, to maintain and protect the operation and security of information technology and systems, including the data maintained in those systems. However, these measures may not prevent the systems’ improper functioning or a compromise in security such as in the event of a cyberattack or the improper disclosure of personally identifiable information.
Security breaches, computer viruses, attacks by hackers, online fraud schemes and similar breaches have created and can create significant system disruptions, shutdowns, fraudulent transfer of assets or unauthorized disclosure of confidential information. The risk of a security breach or disruption, particularly through cyberattack or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the intensity and sophistication of attempted attacks and intrusions from around the world have increased. The cybersecurity risks to us or our third-party vendors are heightened by, among other things, the evolving nature of the threats faced, advances in computer capabilities, new discoveries in the field of cryptography and new and increasingly sophisticated methods used to perpetrate illegal or fraudulent activities, including cyberattacks, email or wire fraud and other attacks exploiting security vulnerabilities in RMR’s or other third parties’ information technology networks and systems or operations. Although most of RMR’s staff work from its offices for a majority of the work week, flexible working arrangements have resulted in increased remote working. This and other possible changing work practices have adversely impacted, and may in the future adversely impact, RMR’s ability to maintain the security, proper function and availability of its information technology and systems since remote working by its employees could strain its technology resources and introduce operational risk, including heightened cybersecurity risk. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts that have sought, and may seek, to exploit remote working environments. In addition, RMR’s data security, data privacy, investor reporting and business continuity processes could be impacted by a third-party’s inability to perform in a remote work environment or by the failure of, or attack on, their information systems and technology.
The SEC has adopted rules requiring public companies to disclose material cybersecurity incidents on Form 8-K and periodic disclosure of a registrant’s cybersecurity risk management, strategy and governance in annual reports. With the SEC particularly focused on cybersecurity, we expect increased scrutiny of RMR’s policies and systems designed to manage our cybersecurity risks and our related disclosures. In addition, the SEC has indicated that one of its examination priorities for the Office of Compliance Inspections and Examinations is to continue to examine cybersecurity procedures and controls, including testing the implementation of these procedures and controls.
Any failure by RMR or other third-party vendors to maintain the security, proper function and availability of their respective information technology and systems could result in financial losses, interrupt our operations, damage our reputation, cause us to be in default of material contracts and subject us to liability claims or regulatory penalties, any of which could materially and adversely affect our business and the value of our securities.
RMR is incorporating artificial intelligence into some of its business workflows and processes, and challenges with properly managing its use could result in reputational harm, competitive harm, legal liability, and increased regulatory costs and could adversely affect our results of operations.

RMR has begun using AI and machine learning technologies to enhance certain workflows and processes used in its business, and its research into and continued deployment of such capabilities remain ongoing. AI is still in its early stages, and the introduction and incorporation of AI technologies may result in unintended consequences or other new or expanded risks and liabilities. If the content, analyses or recommendations that AI applications assist in producing are, or are alleged to be, deficient, inaccurate or biased, such as due to limitations in AI algorithms, insufficient or biased base data or flawed training methodologies, our business, financial condition, results of operations and reputation may be adversely affected. Additionally, AI technology is continuously evolving, and RMR may adopt and deploy AI technologies that could become obsolete earlier than expected, and there can be no assurance that we will realize the desired or anticipated benefits from AI. Also, our competitors or other third parties may incorporate AI into their products and services more quickly or more successfully than RMR, which could impair our ability to compete effectively and adversely affect our results of operations.
The use of AI applications to support business processes carries inherent risks related to data privacy and security, such as unintended or inadvertent transmission of proprietary or sensitive information, including personal data. AI presents emerging ethical issues, and RMR may be unsuccessful in identifying and resolving these issues before they arise. If RMR’s use of AI becomes controversial, it may experience brand or reputational harm, competitive harm, or legal liability. There is uncertainty in the legal and regulatory landscape for AI, which is not fully developed, and any laws, regulations or industry standards adopted in response to the emergence of AI may be burdensome, could entail significant costs, and may restrict or impede RMR’s ability to successfully develop, adopt and deploy AI technologies efficiently and effectively.
Sustainability initiatives, requirements and market expectations may impose additional costs and expose us to new risks.
There remains a continued focus from regulators, investors, tenants, including the General Services Administration, and other stakeholders concerning corporate sustainability. For example, the SEC has adopted climate change related regulations and certain states have enacted climate focused disclosure laws and we may incur significant costs in compliance with such rules if and when such regulations become effective. Some investors may use ESG factors to guide their investment strategies and, in some cases, may choose not to invest in us, or otherwise do business with us, if they believe our or RMR’s policies relating to corporate sustainability are inadequate. Third-party providers of corporate sustainability ratings and reports on companies have increased in number, resulting in varied and, in some cases, inconsistent standards. In addition, the criteria by which companies’ corporate sustainability practices are assessed are evolving, which could result in greater expectations of us and RMR and cause us and RMR to undertake costly initiatives to satisfy such new criteria. Alternatively, if we or RMR elect not to or are unable to satisfy such new criteria or do not meet the criteria of a specific third-party provider, some investors may conclude that our or RMR’s policies with respect to corporate sustainability are inadequate. Pursuant to RMR’s zero emissions goal, RMR has pledged to reduce its Scope 1 and 2 emissions to net zero by 2050 with a 50% reduction commitment by 2029 from a 2019 baseline. We and RMR may face reputational damage in the event that our or their corporate sustainability procedures or standards do not meet the goals that we or RMR have set or the standards set by various constituencies. If we and RMR fail to comply with ESG related regulations and to satisfy the expectations of investors and our tenants and other stakeholders or our or RMR’s announced goals and other initiatives are not executed as planned, our and RMR’s reputation could be adversely affected, and our revenues, results of operations and ability to grow our business may be negatively impacted. In addition, we may incur significant costs in attempting to comply with regulatory requirements, ESG policies or third-party expectations or demands.
Insurance may not adequately cover our losses, and insurance costs may increase.
We or our tenants are generally responsible for the costs of insurance coverage for our properties and the operations conducted on them, including for casualty, liability, fire, extended coverage and rental or business interruption loss insurance. In the future, we may acquire properties for which we are responsible for the costs of insurance. The costs of insurance may increase which may have an adverse effect on us and certain of our tenants. Increased insurance costs may adversely affect our applicable tenants’ abilities to pay us rent or result in downward pressure on rents we can charge under new or renewed leases. Losses of a catastrophic nature, such as those caused by hurricanes, flooding, volcanic eruptions and earthquakes or losses as a result of outbreaks of pandemics or acts of terrorism, may be covered by insurance policies with limitations such as large deductibles or co-payments that we or a responsible tenant may not be able to pay. Insurance proceeds may not be adequate to restore an affected property to its condition prior to a loss or to compensate us for our losses, including lost revenues or other costs. Certain losses, such as losses we may incur as a result of known or unknown environmental conditions, are not covered by our insurance. Market conditions or our loss history may limit the scope of insurance or coverage available to us or our applicable tenants on economic terms. If we determine that an uninsured loss or a loss in excess of insured limits occurs and if we are not able to recover amounts from our applicable tenants for certain losses, we may have to incur uninsured costs to mitigate such losses or lose all or a portion of the capital invested in a property, as well as the anticipated future revenue from the property.

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
RMR is a majority owned subsidiary of RMR Inc. The Chair of our Board of Trustees and one of our Managing Trustees, Adam Portnoy, is the sole trustee, an officer and the controlling shareholder of ABP Trust, which is the controlling shareholder of RMR Inc., chair of the board of directors, a managing director and the president and chief executive officer of RMR Inc. and an officer and employee of RMR. RMR or its subsidiaries also act as the manager to certain other Nasdaq listed companies and private companies, and Mr. Portnoy serves as a managing trustee, director or trustee, as applicable, of those companies, and as chair of the board of trustees of those Nasdaq listed companies.
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
In addition, we may in the future enter into additional transactions with RMR, its affiliates or entities managed by it or its subsidiaries. In addition to his investments in RMR Inc. and RMR, Mr. Portnoy holds equity investments in other companies to which RMR or its subsidiaries provide management services, including Sonesta, of which Mr. Portnoy is the controlling shareholder, and some of these companies have significant cross ownership interests. Our executive officers also own equity investments in other companies to which RMR or its subsidiaries provide management services. These multiple responsibilities, relationships and cross ownerships may give rise to conflicts of interest or the perception of such conflicts of interest with respect to matters involving us, RMR Inc., RMR, our Managing Trustees, the other companies to which RMR or its subsidiaries provide management services and their related parties. Conflicts of interest or the perception of conflicts of interest could have a material adverse impact on our reputation, business and the market price of our common shares and other securities and we may be subject to increased risk of litigation as a result.
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
As a result of our relationships with RMR and its current and former controlling shareholder(s), our management agreements with RMR were not negotiated on an arm’s length basis between unrelated parties, and therefore, while such agreements were negotiated with the use of a special committee and disinterested Trustees, the terms, including the fees payable to RMR, may be different from those negotiated on an arm’s length basis between unrelated parties. Our property management fees are calculated based on rents we receive and we also pay RMR construction supervision fees for construction at our properties overseen and managed by RMR, and our base business management fee is calculated based upon the lower of the historical costs of our real estate investments and our market capitalization. We pay RMR substantial base management fees regardless of our financial results. These fee arrangements could incentivize RMR to pursue acquisitions, capital transactions, tenancies and construction projects or to avoid disposing of our assets in order to increase or maintain its management fees and might reduce RMR’s incentive to devote its time and effort to seeking investments that provide attractive returns for us. If we do not effectively manage our investment, disposition and capital transactions and leasing, construction and other property management activities, we may pay increased management fees without proportional benefits to us. In addition, we are obligated under our management agreements to reimburse RMR for employment and related expenses of RMR’s employees assigned to work exclusively or partly at our properties, our share of the wages, benefits and other related costs of RMR’s centralized accounting personnel, our share of RMR’s costs for providing our internal audit function and as otherwise agreed. We are also required to pay for third-party costs incurred with respect to us. Our obligation to reimburse RMR for certain of its costs and to pay third-party costs may reduce RMR’s incentive to efficiently manage those costs, which may increase our costs.
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
Our declaration of trust prohibits any shareholder, other than RMR and its affiliates (as defined under Maryland law) and certain persons who have been exempted by our Board of Trustees, from owning, directly and by attribution, more than 9.8% of the number or value of shares (whichever is more restrictive) of any class or series of our outstanding shares of beneficial interest, including our common shares. This restriction is intended to, among other purposes, assist with our REIT compliance under the IRC. Further, our bylaws contain provisions that generally prohibit shareholders from owning more than 5% (in value or in number of shares, whichever is more restrictive) of any class or series of our outstanding shares, including our common shares. This ownership limitation in our bylaws is intended to help us preserve our ability to use our net operating losses and other tax benefits to reduce our future taxable income. We also believe these restrictions in our declaration of trust and bylaws promote good orderly governance. However, these restrictions may also inhibit acquisitions of a significant stake in us and may deter, delay or prevent a change in control of us or unsolicited acquisition proposals that a shareholder may consider favorable. Additionally, provisions contained in our declaration of trust and bylaws or under Maryland law may have a similar impact, including, for example, provisions relating to:
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
Our bylaws currently provide that other than any action arising under the Securities Act, the Circuit Court for Baltimore City, Maryland will be the sole and exclusive forum for: (1) any Internal Corporate Claim, as such term is defined under the Maryland General Corporation Law; (2) any derivative action or proceeding brought on our behalf; (3) any action asserting a claim for breach of a fiduciary duty owed by any of our Trustees, officers, manager or other agents to us or our shareholders; (4) any action asserting a claim against us or any of our Trustees, officers, manager or other agents arising pursuant to Maryland law, our declaration of trust or bylaws, including any disputes, claims or controversies brought by or on behalf of a shareholder, either on such shareholder’s own behalf, on our behalf or on behalf of any series or class of shares of beneficial interest of ours or by our shareholders against us or any of our Trustees, officers, manager or other agents, including any disputes, claims or controversies relating to the meaning, interpretation, effect, validity, performance or enforcement of our declaration of trust or bylaws; and (5) any action asserting a claim against us or any of our Trustees, officers, manager or other agents that is governed by the internal affairs doctrine of the State of Maryland. Our bylaws currently also provide that the Circuit Court for Baltimore City, Maryland will be the sole and exclusive forum for any dispute, or portion thereof, regarding the meaning, interpretation or validity of any provision of our declaration of trust or bylaws. The exclusive forum provision of our bylaws does not apply to any action for which the Circuit Court for Baltimore City, Maryland does not have jurisdiction. Unless we otherwise consent in writing, the sole and exclusive forum for claims that arise under the Securities Act is the federal district courts of the United States of America, to the fullest extent permitted by law. Any person or entity purchasing or otherwise acquiring or holding any interest in our shares of beneficial interest shall be deemed to have notice of and to have consented to these provisions of our bylaws, as they may be amended from time to time. The exclusive forum provisions of our bylaws may limit a shareholder’s ability to bring a claim in a judicial forum that the shareholder believes is favorable for disputes with us or our Trustees, officers, manager or other agents, which may discourage lawsuits against us and our Trustees, officers, manager or other agents.

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
If arrangements involving one of our TRSs fail to comply as intended with the REIT qualification and taxation rules, we may fail to qualify for taxation as a REIT under the IRC or be subject to significant penalty taxes.
Effective January 1, 2025, one of our properties includes a hotel leased to one of our TRSs pursuant to arrangements that, under the IRC, are intended to qualify the rents we receive from our TRS as income that satisfies the REIT gross income tests. We also intend that our transactions with our TRS be conducted on arm’s length bases so that we and our TRS will not be subject to penalty taxes under the IRC applicable to mispriced transactions. While relief provisions can sometimes excuse REIT gross income test failures, significant penalty taxes may still be imposed.
For our TRS arrangements to comply as intended with the REIT qualification and taxation rules under the IRC, a number of requirements must be satisfied, including:
•our TRS may not directly or indirectly operate or manage a lodging facility, as defined by the IRC;
•the leases to our TRS must be respected as true leases for federal income tax purposes and not as service contracts, partnerships, joint ventures, financings or other types of arrangements;
•the leased properties must constitute qualified lodging facilities (including customary amenities and facilities) under the IRC;
•our leased properties must be managed and operated on behalf of the TRS by independent contractors who are less than 35% affiliated with us and who are actively engaged (or have affiliates so engaged) in the trade or business of managing and operating qualified lodging facilities for any person unrelated to us; and
•the rental and other terms of the leases must be arm’s length.
We cannot be sure that the IRS or a court will agree with our assessment that our TRS arrangements comply as intended with REIT qualification and taxation rules. If arrangements involving our TRS fail to comply as we intended, we may fail to qualify for taxation as a REIT under the IRC and may be subject to significant penalty taxes.
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
Beginning with the first quarter of 2024, we reduced our quarterly cash distribution rate on our common shares to $0.01 per common share in order to increase our liquidity and financial flexibility when addressing future leasing costs, capital expenditures and debt maturities. We intend to continue to pay quarterly distributions to our shareholders at a rate that enables us to comply with REIT tax requirements; however:
•our ability to pay distributions to our shareholders or sustain the rate of distributions may continue to be adversely affected if any of the risks described in this Annual Report on Form 10-K occur, including any negative impact caused by current market and economic conditions, such as uncertainties surrounding interest rates and inflation and economic downturns or a possible recession, on our business, results of operations and liquidity;
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
The Notes and the Guarantees are structurally subordinated to the payment of all indebtedness and other liabilities of our subsidiaries that do not guarantee the March 2027 Notes, the March 2029 Notes and the September 2029 Notes.
We are the sole obligor on our outstanding senior unsecured notes, the March 2027 Notes, the March 2029 Notes, the September 2029 Notes and any notes or other debt securities we may issue in the future, or, together with our outstanding senior unsecured notes, the March 2027 Notes, the March 2029 Notes and the September 2029 Notes, the Notes. Certain of our subsidiaries guarantee the March 2027 Notes, the March 2029 Notes and/or the September 2029 Notes, and such subsidiaries are the sole obligors on the applicable guarantees of such notes, or the Guarantees. The subsidiaries that guarantee the March 2027 Notes, the March 2029 Notes and/or the September 2029 Notes do not currently guarantee any of our other Notes. Our non-guarantor subsidiaries are separate and distinct legal entities and have no obligation, contingent or otherwise, to pay any amounts due on the Notes or the Guarantees, or to make any funds available therefor, whether by dividend, distribution, loan or other payments. The rights of holders of the Notes to benefit from any of the assets of our non-guarantor subsidiaries are subject to the prior satisfaction of claims of our non-guarantor subsidiaries’ creditors. As a result, the Notes and the Guarantees are, and, except to the extent that future Notes are guaranteed by our subsidiaries, will be, structurally subordinated to all indebtedness and other liabilities of our subsidiaries that do not guarantee the March 2027 Notes, the March 2029 Notes and/or the September 2029 Notes, including guarantees of or pledges under other indebtedness of ours, payment obligations under lease agreements, trade payables and preferred equity. As of December 31, 2024, our non-guarantor subsidiaries had total indebtedness and other liabilities (excluding security and other deposits and guaranties) of $181 million (including guarantees of other indebtedness and trade payables, but excluding liabilities to us or by a subsidiary guarantor), which are structurally senior to the March 2027 Notes, the March 2029 Notes and the September 2029 Notes.
The Notes, other than the March 2027 Notes, the March 2029 Notes and the September 2029 Notes, or the Unsecured Notes, are unsecured and effectively subordinated to all of our and our subsidiary guarantors’ existing and future secured debt to the extent of the value of the assets securing such indebtedness.
The outstanding Unsecured Notes are not secured and any Unsecured Notes we may issue in the future may not be secured. Upon any distribution to our creditors in a bankruptcy, liquidation, reorganization or similar proceeding relating to us or our property, the holders of our secured debt, including debt under our credit agreement, the March 2027 Notes, the March 2029 Notes, the September 2029 Notes and our $177.3 million in aggregate principal amount of mortgage notes (to the extent such debt remains outstanding and is still then secured), will be entitled to exercise the remedies available to a secured lender under applicable law and pursuant to the instruments governing such debt and to be paid in full, from the assets securing that secured debt before any payment may be made with respect to the Unsecured Notes that are not secured by those assets. In that event, because such Unsecured Notes will not be secured by any of our assets, it is possible that there will be no assets from which claims of holders of such Unsecured Notes can be satisfied or, if any assets remain, that the remaining assets will be insufficient to satisfy those claims in full. If the value of such remaining assets is less than the aggregate outstanding principal amount of such Unsecured Notes and accrued interest and all future debt ranking equally with such Unsecured Notes, we will be unable to fully satisfy our obligations under such Unsecured Notes. In addition, if we fail to meet our payment or other obligations under our secured debt, the holders of that secured debt would be entitled to foreclose on our assets securing that secured debt and liquidate those assets. Accordingly, we may not have sufficient funds to pay amounts due on such Unsecured Notes. As a result, note holders may lose a portion or the entire value of their investment in such Unsecured Notes. Further, the terms of the outstanding Unsecured Notes permit, and the terms of any Unsecured Notes we may issue in the future may permit, us to incur additional secured debt subject to compliance with certain debt ratios. The Unsecured Notes will be effectively subordinated to any such additional secured debt. As of February 12, 2025, our secured debt included $425.0 million in outstanding borrowings under our credit agreement, the March 2027 Notes, the March 2029 Notes, the September 2029 Notes and $177.3 million in aggregate principal amount of mortgage notes.
Federal and state statutes allow courts, under specific circumstances, to void guarantees and require holders of notes to return payments received from guarantors.
Under the federal bankruptcy law and comparable provisions of state fraudulent transfer laws, the Guarantees and any related liens (or any future notes that are guaranteed by our subsidiaries) could be voided, or claims in respect of a guarantee and any related lien could be subordinated to all other debts of that guarantor if, among other things, the guarantor, at the time it incurred the debt evidenced by its guarantee and related lien:
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
Some or all of the Guarantees and any related collateral may be released automatically.
A subsidiary guarantor may be released from its Guarantee under certain circumstances. Such release may occur at any time upon, among other things, the sale of all or substantially all of the assets or capital stock of the subsidiary guarantor or upon the sale or release of the properties that are owned directly or indirectly by such subsidiary guarantor that serve as collateral for the March 2027 Notes, the March 2029 Notes and/or the September 2029 Notes, or the Secured Notes, in each case in compliance with the provisions of the applicable indenture governing such series of Secured Notes. Accordingly, the Secured Notes may not at all times be guaranteed by some or all of the subsidiaries which guaranteed such Secured Notes on the date they were initially issued. Further, the aggregate value of the collateral that secures the Secured Notes will be reduced to the extent of the value of the released collateral. The value of any released collateral could be significant and there can be no assurance that the value of the remaining collateral (if any) would be sufficient to satisfy all obligations owed by us to holders of the Secured Notes.
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
We rely on the information technology and systems maintained by our manager, RMR, and rely on our manager to identify, assess and manage material risks from cybersecurity threats. RMR takes various actions, and incurs significant costs, to maintain and protect the operation and security of information technology and systems, including the data maintained in those systems. Our Audit Committee oversees cybersecurity matters, including the material risks related thereto, and regularly receives updates from RMR’s Chief Information Officer regarding the development and advancement of its cybersecurity strategy, as well as the related risks. In the event of a cybersecurity incident, RMR has a detailed incident response plan in place for contacting authorities and informing key stakeholders, including our management. We have not been materially affected and do not believe we are reasonably likely to be materially affected by any risks from cybersecurity threats, including as a result of previous incidents.

Item 2. Properties
As of December 31, 2024, our wholly owned properties were comprised of 128 properties located in 29 states and the District of Columbia containing approximately 17.8 million rentable square feet and we had a noncontrolling ownership interest of 51% in an unconsolidated joint venture that owned two properties totaling approximately 0.3 million rentable square feet. The following table provides certain information about our wholly owned properties as of December 31, 2024 (dollars in thousands):

State	Number of Properties	Undepreciated Carrying Value (1)	Depreciated Carrying Value (1)	Annualized Rental Income
Alabama	3	$27,127	$20,208	$4,352
Arizona	2	19,506	15,159	2,753
California	17	306,538	245,176	47,217
Colorado	2	20,881	19,200	636
District of Columbia	7	769,762	639,917	46,895
Florida	3	76,839	59,741	10,204
Georgia	5	303,658	255,333	41,457
Idaho	3	33,936	24,432	4,457
Illinois	3	373,548	327,846	43,015
Indiana	2	17,893	15,612	4,380
Iowa	1	10,646	9,316	3,283
Maryland	12	243,396	191,698	29,039
Massachusetts	5	97,618	80,190	5,183
Michigan	1	8,487	7,630	1,721
Minnesota	1	9,613	5,506	1,464
Mississippi	1	28,137	19,920	6,313
Missouri	2	73,438	57,469	21,687
Nebraska	2	24,202	22,181	2,390
New Jersey	3	51,529	45,119	10,571
New York	2	11,551	8,584	2,125
North Carolina	2	24,853	20,378	6,507
Ohio	1	1,511	1,282	521
Pennsylvania	1	35,142	30,565	—
South Carolina	2	31,467	28,679	3,808
Texas	15	252,942	209,711	44,647
Utah	1	70,815	61,287	9,464
Vermont	1	9,355	6,176	1,225
Virginia	17	451,187	374,862	56,402
Washington	5	257,322	227,713	11,211
Wyoming	1	14,660	8,019	2,668
Subtotal	123	3,657,559	3,038,909	425,595

Properties Held for Sale
Arizona	2	7,516	6,537	—
California	2	22,992	20,748	—
Michigan	1	11,227	4,420	2,352
Subtotal	5	41,735	31,705	2,352
Grand Total	128	$3,699,294	$3,070,614	$427,947
(1)Excludes purchase price allocations assigned to real estate intangibles.

As of December 31, 2024, 99 of our properties secured an aggregate $2.0 billion of debt as detailed in the following table:

Secured Properties	Number of First-Lien Properties	Undepreciated Carrying Value	Principal Balance
Mortgage notes	7	$230,059	$177,320
Amended and restated credit agreement	19	802,865	425,000
Senior secured notes due March 2027	37	1,080,611	444,992
Senior secured notes due March 2029	17	518,269	300,000
Senior secured notes due September 2029	19	538,379	609,999
Total	99	$3,170,183	$1,957,311
In addition, as of December 31, 2024, the two properties owned by our unconsolidated joint venture in which we owned a 51% interest secured a mortgage totaling $50.0 million.
For more information regarding our secured debt and our unconsolidated joint venture, see Notes 4 and 9 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
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
As of February 10, 2025, there were 1,698 shareholders of record of our common shares.
Issuer purchases of equity securities. The following table provides information about our purchases of our equity securities during the quarter ended December 31, 2024:

Calendar Month	Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
December 1, 2024 - December 31, 2024	322	$1.39	—	$—
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
OVERVIEW (dollars in thousands, except per share and per square foot data)
We are a REIT organized under Maryland law. As of December 31, 2024, our wholly owned properties were comprised of 128 properties and we had a noncontrolling ownership interest of 51% in an unconsolidated joint venture that owned two properties containing approximately 346,000 rentable square feet. As of December 31, 2024, our properties are located in 29 states and the District of Columbia and contain approximately 17,763,000 rentable square feet. As of December 31, 2024, our properties were leased to 226 different tenants, with a weighted average remaining lease term (based on annualized rental income) of approximately 7.4 years. The U.S. government is our largest tenant, representing approximately 17.0% of our annualized rental income as of December 31, 2024.
Leases representing approximately 9.9% and 4.2% of our annual rental income are scheduled to expire in each of 2025 and 2026, respectively, and we may be unable to renew leases or find replacement tenants. Certain shifts in office space utilization, including increased remote work arrangements and tenants consolidating their real estate footprint, as well as declining rents and increasing costs to re-lease space when tenants can be identified, continue to impact the office sector and our portfolio. The demand for office space continues to face headwinds and declining rents and increasing costs to relet space when tenants can be identified continue to impact the market. The duration and ultimate impact of current trends on the demand for office space at our properties remains uncertain and subject to change. Accordingly, we do not yet know what the full extent of the impacts will be on our or our tenants’ businesses and operations nor the long-term outlook for leasing at our properties. Higher interest rates, inflationary pressures, government policies (including the potential reduction of U.S. federal office leases), geopolitical hostilities and tensions, and concerns that the U.S. economy may enter an economic recession have caused disruptions in the financial markets and these factors could adversely affect our and our tenants’ financial condition and the ability or willingness of our tenants to renew our leases or pay rent to us. We also have a significant amount of debt maturing in the next 18 months and we have limited debt and equity financing alternatives available to us to refinance our debt, and recent financing sources we have utilized to refinance debt have increased our cost of capital. The duration and ultimate impact of these factors on our properties and our business remains uncertain and subject to change; however, these conditions continue to have a significant negative impact on our results of operations, financial position and cash flows. As of February 13, 2025, our total available liquidity was comprised of $113,000 of cash and our near-term obligations include lease obligations of $81,865 and principal debt repayments of $26,000 in 2025 and $291,488 in 2026.
Given the limited alternatives available to us to obtain debt or equity financing to refinance our maturing debt, the illiquid nature of our real estate assets and our limited ability to incur additional debt while maintaining compliance with the financial covenants in our existing debt agreements, we continue to work with our financial advisor, Moelis & Company LLC, to evaluate strategies to address our upcoming debt obligations, including through asset sales, debt exchanges, and/or equity sales. However, we are not able to conclude that it is probable that these strategies will allow us to satisfy our upcoming debt obligations and maturities. If we are unable to consummate transactions that allow us to refinance certain of our existing debt, our Board of Trustees may consider a reorganization in a bankruptcy court. As a result of the foregoing, we have concluded that there is substantial doubt about our ability to continue as a going concern.
For more information about the risks relating to these dynamics and conditions and their impacts on us and our business, see elsewhere in this Annual Report on Form 10-K, including “Warning Concerning Forward-Looking Statements” and Part I, Item 1A, “Risk Factors”.

Property Operations
Unless otherwise noted, the data presented in this section includes properties classified as held for sale as of December 31, 2024 and excludes two properties owned by an unconsolidated joint venture in which we owned a 51% interest. For more information regarding our properties classified as held for sale and our unconsolidated joint venture, see Note 4 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
Occupancy data for our properties as of December 31, 2024 and 2023 was as follows (square feet in thousands):

	All Properties (1)		Comparable Properties (2)
	December 31,		December 31,
	2024	2023	2024	2023
Total properties	128	152	118	118
Total rentable square feet (3)	17,763	20,541	16,455	16,444
Percent leased (4)	85.0%	86.9%	89.4%	91.7%
(1)Based on properties we owned on December 31, 2024 and 2023, respectively.
(2)Based on properties we owned continuously since January 1, 2023; excludes five properties classified as held for sale, five properties affected by significant redevelopment activities and two properties owned by an unconsolidated joint venture in which we owned a 51% interest as of December 31, 2024.
(3)Subject to changes when space is remeasured or reconfigured for tenants.
(4)Percent leased includes (i) space being fitted out for tenant occupancy pursuant to our lease agreements, if any, and (ii) space which is leased, but is not occupied or is being offered for sublease by tenants, if any, as of the measurement date.
The average effective rental rate per square foot for our properties for the years ended December 31, 2024 and 2023 were as follows:

	Year Ended December 31,
Average effective rental rate per square foot (1):	2024	2023
All properties (2)	$30.31	$29.41
Comparable properties (3)	$29.16	$29.35
(1)Average effective rental rate per square foot represents total rental income during the period specified divided by the average rentable square feet leased during the period specified.
(2)Based on properties we owned on December 31, 2024 and 2023, respectively.
(3)Based on properties we owned continuously since January 1, 2023; excludes five properties classified as held for sale, five properties affected by significant redevelopment activities and two properties owned by an unconsolidated joint venture in which we owned a 51% interest.

During the year ended December 31, 2024, changes in rentable square feet leased and available for lease at our properties were as follows (square feet in thousands):

	Year Ended December 31, 2024
	Leased	Available for Lease	Total
Beginning of year	17,848	2,693	20,541
Changes resulting from:
Disposition of properties	(1,196)	(1,593)	(2,789)
Lease expirations	(3,602)	3,602	—
Lease renewals (1)	1,900	(1,900)	—
New leases (1)	142	(142)	—
Remeasurements	—	11	11
End of year	15,092	2,671	17,763
(1)Based on leases entered during the year ended December 31, 2024.

During the year ended December 31, 2024, we entered into new and renewal leases as summarized in the following table (square feet in thousands):

	Year Ended December 31, 2024
	New Leases	Renewals	Total
Rentable square feet leased	142	1,900	2,042
Weighted average rental rate change (by rentable square feet)	2.4%	6.6%	6.3%
Tenant leasing costs and concession commitments (1)	$8,584	$87,351	$95,935
Tenant leasing costs and concession commitments per rentable square foot (1)	$60.38	$45.98	$46.98
Weighted (by square feet) average lease term (years)	7.3	8.9	8.8
Total leasing costs and concession commitments per rentable square foot per year (1)	$8.25	$5.17	$5.35
(1)Includes commitments made for leasing expenditures and concessions, such as tenant improvements, leasing commissions, tenant reimbursements and free rent.
During the year ended December 31, 2024, changes in effective rental rates per square foot achieved for new leases and lease renewals at our properties that commenced during the year ended December 31, 2024, when compared to prior effective rental rates per square foot in effect for the same space (and excluding space acquired vacant), were as follows (square feet in thousands):

	Year Ended December 31, 2024
	Old Effective Rent Per Square Foot (1)	New Effective Rent Per Square Foot (1)	Rentable Square Feet
New leases	$27.28	$42.96	289
Lease renewals	$22.96	$24.02	1,714
Total leasing activity	$23.58	$26.76	2,003
(1)Effective rental rates include contractual base rents from our tenants pursuant to our lease agreements, plus straight line rent adjustments and estimated expense reimbursements to be paid to us, and exclude lease value amortization.
During the years ended December 31, 2024 and 2023, amounts capitalized at our properties for lease related costs, building improvements and development, redevelopment and other activities were as follows:

	Year Ended December 31,
	2024	2023
Lease related costs (1)	$98,988	$75,467
Building improvements (2)	20,013	29,330
Recurring capital expenditures	119,001	104,797
Development, redevelopment and other activities (3)	14,450	137,603
Total capital expenditures	$133,451	$242,400
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
(3)Development, redevelopment and other activities generally include capital expenditure projects that reposition a property or result in new sources of revenue. Includes capitalized interest and other operating costs of $1,172 and $10,159 for the years ended December 31, 2024 and 2023, respectively.
As of December 31, 2024, we had estimated unspent leasing related obligations of $81,865, of which we expect to spend $46,232 over the next 12 months.

As of December 31, 2024, we had leases at our properties totaling approximately 2,067,000 and 522,000 rentable square feet that were scheduled to expire during 2025 and 2026, respectively. As of February 12, 2025, we expect tenants with leases totaling approximately 1,547,000 and 33,000 rentable square feet that are scheduled to expire during 2025 and 2026, respectively, excluding space that has been re-leased and space for which we are in advanced negotiations to re-lease, not to renew or to downsize their leased space upon expiration, and we cannot be sure as to whether other tenants will renew their leases upon expiration. We continue to proactively engage with our existing tenants and are focused on overall tenant retention. Prevailing market conditions and our tenants’ needs at the time we negotiate and enter leases or lease renewals will generally determine rental rates and demand for leased space at our properties, all of which are beyond our control. Whenever we renew or enter into new leases for our properties, we intend to seek rents which are equal to or higher than our historical rents for the same properties; however, our ability to maintain or increase the rents for our properties will depend in large part upon market conditions, which are beyond our control. We cannot be sure of the rental rates that will result from our ongoing negotiations regarding lease renewals or any new or renewed leases we may enter. Also, we may experience material declines in our rental income due to vacancies upon lease expirations, early terminations or lower rents upon lease renewal or reletting. Additionally, we may incur significant costs and make significant concessions to renew leases with current tenants or attract new tenants to our properties.
As of December 31, 2024, our lease expirations by year were as follows (square feet in thousands):

Year (1)	Number of Leases Expiring	Leased Square Feet Expiring (2)	Percent of Total	Cumulative Percent of Total	Annualized Rental Income Expiring	Percent of Total	Cumulative Percent of Total
2025	57	2,067	13.7%	13.7%	$42,482	9.9%	9.9%
2026	39	522	3.5%	17.2%	18,129	4.2%	14.1%
2027	30	1,789	11.9%	29.1%	46,233	10.8%	24.9%
2028	16	570	3.8%	32.9%	29,157	6.8%	31.7%
2029	33	1,065	7.1%	40.0%	32,706	7.6%	39.3%
2030	29	1,021	6.8%	46.8%	27,079	6.3%	45.6%
2031	20	1,446	9.6%	56.4%	34,786	8.1%	53.7%
2032	13	502	3.3%	59.7%	17,409	4.1%	57.8%
2033	12	1,066	7.1%	66.8%	20,576	4.8%	62.6%
2034 and thereafter	43	5,044	33.2%	100.0%	159,390	37.4%	100.0%
Total	292	15,092	100.0%		$427,947	100.0%

Weighted average remaining lease term (in years)		6.9			7.4
(1)The year of lease expiration is pursuant to current contract terms. Some of our leases allow the tenants to vacate the leased premises before the stated expirations of their leases with little or no liability. As of December 31, 2024, tenants occupying approximately 2.1% of our rentable square feet and responsible for approximately 2.3% of our annualized rental income as of December 31, 2024 had exercisable rights to terminate their leases before the stated terms of their leases expire. Also, in 2025, 2026, 2027, 2028, 2029, 2030, 2031, 2032, 2034, 2035, 2036, 2037 and 2040, early termination rights become exercisable by other tenants who occupied an additional approximately 1.7%, 1.5%, 1.7%, 5.1%, 3.1%, 1.9%, 1.0%, 3.5%, 0.3%, 1.0%, 0.2%, 0.2% and 0.4% of our rentable square feet, respectively, and contributed an additional approximately 2.1%, 2.3%, 2.4%, 5.7%, 2.7%, 2.1%, 1.1%, 4.6%, 0.8%, 1.5%, 0.3%, 0.2% and 0.5% of our annualized rental income, respectively, as of December 31, 2024. In addition, as of December 31, 2024, pursuant to leases with five of our tenants, these tenants had rights to terminate their leases if their respective legislature or other funding authority does not appropriate rent amounts in their respective annual budgets. These five tenants occupied approximately 3.6% of our rentable square feet and contributed approximately 3.7% of our annualized rental income as of December 31, 2024.
(2)Leased square feet is pursuant to leases existing as of December 31, 2024, and includes (i) space being fitted out for tenant occupancy pursuant to our lease agreements, if any, and (ii) space which is leased, but is not occupied or is being offered for sublease by tenants, if any. Square feet measurements are subject to changes when space is remeasured or reconfigured for new tenants.
We generally will seek to renew or extend the terms of leases at properties with tenants when they expire. However, market and economic factors, along with increases in remote work, changes in space utilization and government policies, spending and budget priorities, may cause our tenants not to renew or extend their leases when they expire, or to seek to renew their leases for less space than they currently occupy. If we are unable to extend or renew our leases, or we renew leases for reduced space, it may be time consuming and expensive to relet our properties.

As of December 31, 2024, we derived 25.0% of our annualized rental income from our properties located in the metropolitan Washington, D.C. market area, which includes Washington, D.C., Northern Virginia and suburban Maryland. Current economic conditions in this area or a possible recession could reduce demand from tenants at our properties, reduce rents that our tenants are willing to pay when our leases expire or increase lease concessions for new leases and renewals. Additionally, although the current administration has issued so called return to work mandates, there has been a decrease in demand for new leased office space by the U.S. government, including in the metropolitan Washington, D.C. market area, which could increase competition for government tenants and adversely affect our ability to retain government tenants or maintain or increase our rents when leases expire.
Our manager, RMR, employs a tenant review process for us. RMR assesses tenants on an individual basis based on various applicable credit criteria. In general, depending on facts and circumstances, RMR evaluates the creditworthiness of a tenant based on information concerning the tenant that is provided by the tenant and, in some cases, information that is publicly available or obtained from third party sources. We consider investment grade tenants to include: (a) investment grade rated tenants; (b) tenants with investment grade rated parent entities that guarantee the tenant’s lease obligations; and/or (c) tenants with investment grade rated parent entities that do not guarantee the tenant’s lease obligations. As of December 31, 2024, tenants contributing 50.4% of annualized rental income were investment grade rated (or their payment obligations were guaranteed by an investment grade rated parent) and tenants contributing an additional 7.5% of annualized rental income were subsidiaries of an investment grade rated parent (although these parent entities were not liable for the payment of rents).
As of December 31, 2024, tenants representing 1% or more of our total annualized rental income were as follows (square feet in thousands):

	Tenant	Credit Rating	Sq. Ft.	% of Leased Sq. Ft.	Annualized Rental Income	% of Total Annualized Rental Income
1	U.S. Government	Investment Grade	2,508	16.6%	$72,587	17.0%
2	Alphabet Inc. (Google)	Investment Grade	386	2.6%	23,004	5.4%
3	Shook, Hardy & Bacon L.L.P.	Not Rated	596	3.9%	19,604	4.6%
4	IG Investments Holdings LLC	Not Rated	339	2.2%	18,303	4.3%
5	Bank of America Corporation	Investment Grade	577	3.8%	17,290	4.0%
6	Sonesta International Hotels Corporation (1)	Not Rated	240	1.6%	10,828	2.5%
7	Northrop Grumman Corporation	Investment Grade	337	2.2%	10,781	2.5%
8	State of California	Investment Grade	365	2.4%	10,570	2.5%
9	State of Georgia	Investment Grade	308	2.0%	7,713	1.8%
10	Sonoma Biotherapeutics, Inc.	Not Rated	84	0.6%	7,189	1.7%
11	Automatic Data Processing, Inc.	Investment Grade	289	1.9%	6,346	1.5%
12	Allstate Insurance Corporation	Investment Grade	458	3.0%	6,270	1.5%
13	Compass Group plc	Investment Grade	267	1.8%	6,076	1.4%
14	Church & Dwight Co., Inc.	Investment Grade	250	1.7%	6,048	1.4%
15	Leidos Holdings Inc.	Investment Grade	159	1.1%	5,962	1.4%
16	Primerica, Inc.	Investment Grade	344	2.3%	5,734	1.3%
17	Science Applications International Corp.	Non Investment Grade	159	1.1%	5,254	1.2%
18	AT&T Inc.	Investment Grade	425	2.8%	5,251	1.2%
19	Berkshire Hathaway Inc.	Investment Grade	134	0.9%	4,674	1.1%
20	Rocky Mountain University of Health Professions, Inc.	Not Rated	170	1.1%	4,606	1.1%
21	CommScope Holding Company Inc.	Non Investment Grade	96	0.6%	4,546	1.1%
22	Day Pitney LLP	Not Rated	100	0.7%	4,522	1.1%
23	Hartford Financial Services Group Inc.	Investment Grade	143	0.9%	4,518	1.1%
24	BAE Systems plc	Investment Grade	165	1.1%	4,442	1.0%
25	Greeneden U.S. Holdings I, LLC	Not Rated	275	1.8%	4,380	1.0%
			9,174	60.7%	$276,498	64.7%
(1)Effective January 1, 2025, the existing lease with this tenant was terminated and replaced with a hotel management agreement.

Disposition Activities
During the year ended December 31, 2024, we sold 24 properties containing approximately 2,789,000 rentable square feet for an aggregate sales price of $199,351, excluding closing costs. The net proceeds of these sales were used to repay debt and to increase our liquidity. In February 2025, we sold one additional property with approximately 100,000 rentable square feet for a sale price of $5,750, excluding closing costs. This property previously secured our March 2027 Notes. Accordingly, we expect to use the net proceeds of this sale to redeem a portion of our March 2027 Notes in accordance with the terms of the indenture governing the March 2027 Notes.
We continue to evaluate our portfolio and are currently in various stages of marketing certain of our properties for sale, and we may seek to sell additional properties in the future. As of February 12, 2025, we have entered into agreements to sell six properties containing approximately 581,000 rentable square feet for an aggregate sales price of $54,763, excluding closing costs. We cannot be sure we will sell any of the properties we are marketing for sale for prices in excess of their carrying values or otherwise. In addition, our pending sales are subject to conditions; accordingly, we cannot be sure that we will complete these sales or that these sales will not be delayed or the pricing will not change.
For more information about our disposition activities, see “Business —Disposition Policies” in Part I, Item 1 of this Annual Report on Form 10-K and Note 4 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

RESULTS OF OPERATIONS (amounts in thousands, except per share amounts)
Year Ended December 31, 2024, Compared to Year Ended December 31, 2023

	Comparable Properties(1) Results Year Ended December 31,				Non-Comparable Properties Results Year Ended December 31,		Consolidated Results Year Ended December 31,
	2024	2023	$ Change	% Change	2024	2023	2024	2023	$ Change	% Change
Rental income	$430,752	$441,813	$(11,061)	(2.5%)	$71,227	$91,740	$501,979	$533,553	$(31,574)	(5.9%)
Operating expenses:
Real estate taxes	50,752	51,533	(781)	(1.5%)	11,617	11,298	62,369	62,831	(462)	(0.7%)
Utility expenses	23,246	22,273	973	4.4%	4,221	4,505	27,467	26,778	689	2.6%
Other operating expenses	92,267	90,053	2,214	2.5%	15,133	19,830	107,400	109,883	(2,483)	(2.3%)
Total operating expenses	166,265	163,859	2,406	1.5%	30,971	35,633	197,236	199,492	(2,256)	(1.1%)
Net operating income (2)	$264,487	$277,954	$(13,467)	(4.8%)	$40,256	$56,107	304,743	334,061	(29,318)	(8.8%)

Other expenses:
Depreciation and amortization							194,737	209,254	(14,517)	(6.9%)
Loss on impairment of real estate							181,578	11,299	170,279	n/m
Transaction related costs							1,144	31,816	(30,672)	(96.4%)
General and administrative							21,128	22,731	(1,603)	(7.1%)
Total other expenses							398,587	275,100	123,487	44.9%

(Loss) gain on sale of real estate							(7,410)	3,780	(11,190)	n/m
Interest and other income							3,668	1,039	2,629	n/m
Interest expense							(163,745)	(110,647)	(53,098)	48.0%
Gain on early extinguishment of debt							126,185	—	126,185	n/m
Loss before income tax expense and equity in net losses of investees							(135,146)	(46,867)	(88,279)	188.4%
Income tax expense							(203)	(351)	148	(42.2%)
Equity in net losses of investees							(758)	(3,031)	2,273	(75.0%)
Loss on impairment of equity method investment							—	(19,183)	19,183	(100.0%)
Net loss							$(136,107)	$(69,432)	$(66,675)	96.0%

Weighted average common shares outstanding (basic and diluted)							51,806	48,389	3,417	7.1%

Per common share amounts (basic and diluted):
Net loss							$(2.63)	$(1.44)	$(1.19)	82.6%
n/m - not meaningful
(1)Comparable properties consists of 118 properties we owned on December 31, 2024 and which we owned continuously since January 1, 2023 and excludes five properties classified as held for sale, five properties affected by significant redevelopment activities and two properties owned by an unconsolidated joint venture in which we own a 51% interest.
(2)Our definition of net operating income, or NOI, and our reconciliation of net loss to NOI are included below under the heading “Non-GAAP Financial Measures.”

References to changes in the income and expense categories below relate to the comparison of consolidated results for the year ended December 31, 2024 compared to the year ended December 31, 2023.
Rental income. Rental income decreased $35,564 related to our property disposition activities and $11,061 for comparable properties as a result of increased vacancies and lower rents from lease renewals at certain of our properties in 2024, partially offset by an increase in rental income of $15,051 due to the lease-up of certain properties affected by significant redevelopment activities. Rental income includes non-cash straight line rent adjustments totaling $31,102 in 2024 and $26,194 in 2023, and amortization of acquired real estate leases and assumed real estate lease obligations totaling $402 in 2024 and $252 in 2023.

Real estate taxes. Real estates taxes decreased $4,669 related to our property disposition activities and $781 for comparable properties primarily due to successful tax appeals at certain of our properties in 2024, partially offset by an increase of $4,988 due to the substantial completion of redevelopment activities at certain properties in 2024.
Utility expenses. Utility expenses increased $973 for comparable properties primarily due to the lease-up of certain previously vacant properties and increased utility expenses at newly vacant properties where tenants previously paid utility expenses directly in 2024 and $563 due to the substantial completion of redevelopment activities at certain properties, partially offset by a decline of $847 related to our property disposition activities.
Other operating expenses. Other operating expenses decreased $6,450 related to our property disposition activities, partially offset by increases of $2,214 for comparable properties due to higher repair and maintenance and snow removal costs in 2024 and $1,753 due to the substantial completion of redevelopment activities at certain properties.
Depreciation and amortization. Depreciation and amortization declined $20,760 related to our property disposition activities and $5,483 for comparable properties due to certain leasing related assets becoming fully depreciated since January 1, 2023, partially offset by an increase of $11,726 due to the substantial completion of redevelopment activities at certain properties and depreciation and amortization of improvements made to certain of our properties since January 1, 2023.
Loss on impairment of real estate. We recorded a $181,578 loss on impairment of real estate in the 2024 period to reduce the carrying value of 18 properties to their estimated fair value less costs to sell. We recorded an $11,299 loss on impairment of real estate in 2023 to reduce the carrying value of one property to its estimated fair value less costs to sell.
Transaction related costs. Transaction related costs in 2024 consist of costs related to our evaluation of potential financing transactions. Transaction related costs in 2023 consist of costs incurred in connection with our terminated merger with Diversified Healthcare Trust and related financings.
General and administrative. The decrease in general and administrative expenses is primarily the result of a decrease in base business management fees resulting from a decrease in our average total market capitalization and a decrease in share based compensation in 2024 compared to 2023.
(Loss) gain on sale of real estate. We recorded a $7,410 net loss on sale of real estate resulting from the sale of 24 properties in 2024. We recorded a $3,780 net gain on sale of real estate resulting from the sale of eight properties in 2023.
Interest and other income. The increase in interest and other income is primarily due to the effect of higher cash balances invested in 2024 compared to 2023.
Interest expense. The increase in interest expense is due to higher weighted average interest rates in the 2024 period as a result of debt incurred in 2024.
Gain on early extinguishment of debt. We recorded a net gain on early extinguishment of debt of $126,185 in 2024 resulting from the series of debt exchanges we completed during 2024. For more information about our financing activities, see “Liquidity and Capital Resources—Our Investment and Financing Liquidity and Resources” below and Note 9 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
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
Net loss. Net loss and net loss per basic and diluted common share increased in 2024 compared to 2023 primarily as a result of the changes noted above.

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
The following table presents the reconciliation of net loss to NOI for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023
Net loss	$(136,107)	$(69,432)
Equity in net losses of investees	758	3,031
Loss on impairment of equity method investment	—	19,183
Income tax expense	203	351
Loss before income tax expense and equity in net losses of investees	(135,146)	(46,867)
Gain on early extinguishment of debt	(126,185)	—
Interest expense	163,745	110,647
Interest and other income	(3,668)	(1,039)
Loss (gain) on sale of real estate	7,410	(3,780)
General and administrative	21,128	22,731
Transaction related costs	1,144	31,816
Loss on impairment of real estate	181,578	11,299
Depreciation and amortization	194,737	209,254
NOI	$304,743	$334,061

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
The following table presents the reconciliation of net loss to FFO and Normalized FFO for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023
Net loss	$(136,107)	$(69,432)
Add (less): Depreciation and amortization:
Consolidated properties	194,737	209,254
Unconsolidated joint venture properties	2,495	3,395
Loss on impairment of real estate	181,578	11,299
Loss on impairment of equity method investment	—	19,183
Loss (gain) on sale of real estate	7,410	(3,780)
FFO	250,113	169,919
Add (less): Transaction related costs	1,144	31,816
Gain on early extinguishment of debt	(126,185)	—
Lease termination fees for sold property	(10,524)	—
Normalized FFO	$114,548	$201,735

Weighted average common shares outstanding (basic and diluted)	51,806	48,389

Per common share amounts (basic and diluted):
Net loss	$(2.63)	$(1.44)
FFO	$4.83	$3.51
Normalized FFO	$2.21	$4.17
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

The office industry has been adversely affected by shifts in office space utilization, including increased remote work arrangements and tenants consolidating their real estate footprint. Demand for office space continues to face headwinds and the duration and ultimate impact of current trends on our properties remains uncertain and subject to change. These conditions continue to have a significant negative impact on our results of operations, financial position and cash flows. We are actively pursuing several strategic initiatives to improve liquidity, including asset sales, debt refinancing and equity issuance opportunities.
We expect to sell properties, or sell an interest in properties through joint venture arrangements, from time to time, in order to manage leverage levels or to recycle capital into properties that we believe have better long-term earnings potential or that we believe will help diversify our revenue based, improve the average age of our properties, lengthen the weighted average term of our leases, reduce our ongoing capital requirements and/or increase our distributions to shareholders. During the year ended December 31, 2024, we sold 24 properties for an aggregate sales price of $199,351, excluding closing costs. We continue to evaluate our portfolio and are currently in various stages of marketing certain of our properties for sale. In February 2025, we sold one additional property with approximately 100,000 rentable square feet for a sale price of $5,750, excluding closing costs. This property previously secured our March 2027 Notes. Accordingly, we expect to use the net proceeds of this sale to redeem a portion of our March 2027 Notes in accordance with the terms of the indenture governing the March 2027 Notes. As of February 12, 2025, we had six properties containing approximately 581,000 rentable square feet which are under agreement to sell for an aggregate sales price of $54,763, excluding closing costs. We cannot be sure we will sell any of the properties we are marketing for sale for prices in excess of their carrying values or otherwise. In addition, our pending sales are subject to conditions; accordingly, we cannot be sure that we will complete these sales or that these sales will not be delayed or the pricing will not change.
The following is a summary of our sources and uses of cash flows for the periods presented, as reflected in our consolidated statements of cash flows:

	Year Ended December 31,
	2024	2023
Cash, cash equivalents and restricted cash at beginning of period	$26,714	$12,249
Net cash provided by (used in):
Operating activities	67,167	141,726
Investing activities	66,610	(194,821)
Financing activities	114,674	67,560
Cash, cash equivalents and restricted cash at end of period	$275,165	$26,714
The decrease in cash provided by operating activities in 2024 compared to 2023 was primarily due to decreases in NOI as a result of property dispositions and reductions in occupied space at certain of our properties. The change from cash used in investing activities in 2023 to cash provided by investing activities in 2024 is primarily due to higher proceeds received from property sales and decreased capital expenditures in 2024 related to our redevelopment activities. The increase in cash flows provided by financing activities in 2024 was primarily due to higher net borrowings and decreased distributions to our shareholders, partially offset by the payment of debt issuance costs.
Our Investment and Financing Liquidity and Resources (dollar amounts in thousands, except per share amounts)
In order to meet cash needs to pay operating or capital expenses and make distributions, we maintain a revolving credit facility. In January 2024, we entered into an amended and restated credit agreement, or our credit agreement, governing a new $325,000 secured revolving credit facility and a $100,000 secured term loan. Our credit agreement replaced our prior revolving credit facility, which had a maturity date of January 31, 2024. Our obligations under our credit agreement are secured by a pledge by certain of our subsidiaries of all of their respective equity interests in certain of our direct and indirect property owning subsidiaries and first mortgage liens on 19 properties owned by the pledged subsidiaries with a gross book value of real estate assets of value of $1,030,889 as of December 31, 2024. We can borrow, repay, and reborrow funds available under our revolving credit facility until maturity and no principal repayments are due until maturity. The maturity date of our credit agreement is January 29, 2027, and, subject to the payment of an extension fee and meeting certain other requirements, we can extend the stated maturity date of our revolving credit facility by one year. Our credit agreement contains a number of covenants, including covenants that require us to maintain certain financial ratios, restrict our ability to incur additional debt in excess of calculated amounts and, subject to limited exceptions, restrict our ability to increase our distribution rate above the current level of $0.01 per common share per quarter and enter into share repurchases. Availability of borrowings under our credit agreement is subject to ongoing minimum performance and market values of the 19 collateral properties, our satisfying certain financial covenants and other credit facility conditions.
Interest payable on borrowings under our credit agreement is based on a rate of SOFR plus a margin of 350 basis points. We are also required to pay an unused facility fee on the amount of total lending commitments, which was 25 basis points per annum at December 31, 2024. As of December 31, 2024, the annual interest rate payable on borrowings under our credit agreement was 7.9%. As of December 31, 2024 and February 12, 2025, we had fully drawn our $325,000 revolving credit facility and $100,000 was outstanding under our term loan.
Senior Secured Notes Issuance and Senior Unsecured Notes Redemption
In February 2024, we issued $300,000 in aggregate principal amount of the March 2029 Notes. The aggregate net proceeds from the offering of the March 2029 Notes were $270,712, after initial purchaser discounts and other offering expenses. The March 2029 Notes are fully and unconditionally guaranteed on a joint, several and senior secured basis by certain of our subsidiaries and secured by a pledge of all of the respective equity interests of the subsidiary guarantors and first mortgage liens on 17 properties with a gross book value of real estate assets of $621,506 as of December 31, 2024. The March 2029 Notes require semi-annual payments of interest only and are prepayable, at par plus accrued interest, after March 31, 2028.
In March 2024, we redeemed, at par plus accrued interest, all $350,000 of our 4.25% senior unsecured notes due 2024 using the proceeds from the March 2029 Notes and borrowings under our revolving credit facility.
Senior Notes Exchanges
During June and October 2024, through two exchange transactions, we exchanged $609,999 in aggregate principal amount of the September 2029 Notes and 1,406,952 of our common shares for an aggregate $895,373 of certain of our outstanding senior unsecured notes. The September 2029 Notes are fully and unconditionally guaranteed on a joint, several and senior secured basis by certain of our subsidiaries and are secured by first mortgage liens on 19 properties with a gross book value of real estate assets of $721,375 as of December 31, 2024 and second mortgage liens on the 19 properties securing our credit agreement. The September 2029 Notes require semi-annual payments of interest only and are prepayable, at par plus accrued interest, after June 3, 2028.
In December 2024, through an exchange transaction, we exchanged $444,992 of the March 2027 Notes, 11,532,794 of our common shares and cash premiums of $25,000 for $281,514 of the 2025 Notes and $58,486 in cash from certain existing noteholders. This transaction is referred to herein as the 2027 Senior Note Exchange. The March 2027 Notes require quarterly payments of interest and quarterly principal amortization payments of $6,500, and on March 1, 2026, require a mandatory principal payment of $125,000, which is subject to reduction for certain prior redemptions of the March 2027 Notes. The March 2027 Notes are fully and unconditionally guaranteed on a joint, several and senior secured basis by certain of our subsidiaries and are secured by first mortgage liens on 37 properties with a gross book value of real estate assets of $1,279,487 as of December 31, 2024 and second mortgage liens on the 19 properties securing our September 2029 Notes and they are fully and unconditionally guaranteed, on a joint, secured and senior unsecured basis by certain of our other subsidiaries. We redeemed, at par plus accrued interest, the remaining $171,586 of the 2025 Notes with the cash proceeds from the 2027 Senior Note Exchange and cash on hand, in January 2025.
During the year ended December 31, 2024, in a series of exchange transactions, we exchanged $15,900 in aggregate principal amount of the 2025 Notes for an aggregate amount of 7,565,722 of our common shares.
On February 7, 2025, we commenced a series of exchange offers, or the Exchange Offers, pursuant to which we are offering to issue up to $175,000 in aggregate principal amount of new 8.000% senior guaranteed unsecured notes due 2030, or the New 2030 Notes, and related guarantees in exchange for our outstanding (i) 2.650% senior unsecured notes due 2026, (ii) 2.400% senior unsecured notes due 2027 and (iii) 3.450% senior unsecured notes due 2031. The Exchange Offers are being made subject to the terms and conditions set forth in an offering memorandum dated as of February 7, 2025.
For more information about our financing activities, see Note 9 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

As of December 31, 2024, our debt maturities (other than our revolving credit facility), consisting of senior notes, a term loan and mortgage notes, were as follows:

Year	Debt Maturities
2025 (1)	$197,586
2026	291,488
2027	348,776
2028	123,487
2029	910,278
2030 and thereafter	329,909
Total	$2,201,524
(1)Includes $171,586 of the 2025 Notes, which were redeemed in full in January 2025.

None of our unsecured debt obligations require sinking fund payments prior to their maturity dates. Our mortgage notes currently require monthly payments of interest only; however, certain of our mortgage notes will require payments of principal and interest after a specified date through maturity.
In addition to our debt obligations, as of December 31, 2024, we had estimated unspent leasing related obligations of $81,865, of which we expect to spend $46,232 over the next 12 months.
As of February 13, 2025, our total available liquidity was comprised of $113,000 of cash and our near-term obligations include outstanding lease obligations of $81,865 and principal debt repayments of $26,000 in 2025 and $291,488 in 2026. We are currently seeking to refinance the 2026 Notes through the debt exchange described above, and we expect to sell certain properties to raise cash and may pursue other strategies to address our liquidity needs, including equity issuances. We cannot be sure that we will be able to obtain any future financing, and any such financing we may obtain may not be sufficient to repay our debt. If we are unable to obtain sufficient funds, our Board of Trustees may consider a reorganization in a bankruptcy court. As a result of the foregoing, we have concluded that there is substantial doubt about our ability to continue as a going concern.
Our ability to obtain, and the costs of, our future debt financings will depend primarily on credit market conditions and our creditworthiness. We have no control over market conditions. Potential investors and lenders will likely evaluate our ability to fund required debt service, repay debts when they become due and pay distributions to shareholders by reviewing our business practices and plans to balance our use of debt and equity capital so that our financial profile and leverage ratios afford us flexibility to withstand any reasonably anticipated adverse changes. Similarly, our ability to raise equity capital in the future will depend primarily upon equity capital market conditions and our ability to conduct our business to maintain and grow our operating cash flows. It is uncertain what the ultimate impacts of inflationary pressures, sustained high interest rates, deteriorating office fundamentals and market sentiment toward the office sector or any economic recession will be. A protracted and extensive economic recession, further deterioration of office fundamentals or continued or intensified disruptions in capital markets could limit our access to financing, would likely increase our cost of capital and impact our ability to satisfy covenants and conditions under our credit agreement or senior notes.
During the year ended December 31, 2024, we paid quarterly distributions to our shareholders totaling $2,033 using cash on hand. On January 16, 2025, we declared a quarterly cash distribution payable to shareholders of record on January 27, 2025 in the amount of $0.01 per share, or approximately $698. We expect to pay this distribution on or about February 20, 2025 using cash on hand. We determine our distribution payout ratio with consideration for restrictions under our credit agreement, our expected capital expenditures, cash flows from operations and payment of debt obligations. For more information regarding the distributions we paid during 2024, see Note 11 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
We owned a 51% interest in an unconsolidated joint venture which owned two properties at December 31, 2024. As of December 31, 2024, the properties owned by this joint venture were encumbered by $50,000 principal amount of mortgage indebtedness, none of which was recourse to us. As of December 31, 2024, we did not control the activities that are most significant to this joint venture and, as a result, we accounted for our investment in this joint venture under the equity method of accounting. For more information on the financial condition and results of operations of this joint venture, see Note 4 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K. Other than this joint venture, as of December 31, 2024, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Debt Covenants (dollars in thousands)
Our principal debt obligations as of December 31, 2024 consisted of $325,000 of borrowings outstanding under our revolving credit facility, $100,000 outstanding principal amount under our secured term loan, an outstanding principal balance of $2,024,204 of senior notes and mortgage notes with an outstanding principal balance of $177,320. Also, the two properties owned by the joint venture in which we owned a 51% interest secured an additional mortgage note. Our senior notes are governed by indentures and their supplements. Our credit agreement and our senior notes indentures and their supplements provide for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, such as, in the case of our credit agreement, a change of control of us, which includes RMR ceasing to act as our business and property manager. Our credit agreement and our senior notes indentures and their supplements also contain a number of covenants, including those that restrict our ability to incur debts, including debts secured by mortgages on our properties, in excess of calculated amounts, require us to comply with certain financial covenants and, in the case of our credit agreement, restrict our ability to increase our distribution rate above the current level of $0.01 per common share per quarter. As of December 31, 2024, we believe we were in compliance with the terms and conditions of our respective covenants under our credit agreement and our senior notes indentures and their supplements. Our mortgage notes are non-recourse, subject to certain limited exceptions, and do not contain any material financial covenants.
As of December 31, 2024, adjusted total assets for covenant purposes as defined in our senior notes indentures were $4,925,410. Assets serving as collateral under our credit agreement, our senior secured notes or mortgage notes represented $4,083,629 of adjusted total assets, as defined in our senior notes indentures. Our unencumbered assets represented $841,781 of adjusted total assets and we had $497,627 of unsecured debt giving pro forma effect for the redemption of the 2025 Notes in January 2025 as if such redemption had occurred as of December 31, 2024.
The following table presents the calculation of adjusted total assets to total assets in accordance with GAAP as of December 31, 2024:

Total assets (1)	$3,650,700
Plus: accumulated depreciation	628,680
Plus: adjustments to reflect original cost of real estate assets	995,642
Less: accounts receivable and intangibles	(349,612)
Adjusted total assets (1)	$4,925,410
(1)Calculation of public debt covenants is pro forma for the full redemption of the 2025 Notes.
Neither our credit agreement nor our senior notes indentures and their supplements contain provisions for acceleration which could be triggered by our credit ratings.
Our credit agreement and our senior notes indentures and their supplements contain cross default provisions to any other debts of more than $25,000 (or more than $50,000 in certain circumstances).
Related Person Transactions
We have relationships and historical and continuing transactions with RMR, RMR Inc. and others related to them. For more information about these and other such relationships and related person transactions, see Notes 6 and 7 to the Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K, which are incorporated herein by reference, and our other filings with the SEC, including our definitive Proxy Statement for our 2025 Annual Meeting of Shareholders, or our definitive Proxy Statement, to be filed with the SEC within 120 days after the fiscal year ended December 31, 2024. For more information about the risks that may arise as a result of these and other related person transactions and relationships, see elsewhere in this Annual Report on Form 10-K, including “Warning Concerning Forward-Looking Statements,” Part I, Item 1, “Business” and Part I, Item 1A, “Risk Factors.” We may engage in additional transactions with related persons, including businesses to which RMR or its subsidiaries provide management services.
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
As a smaller reporting company, we are not required to make disclosures under this Item.
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
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) in Internal Control—Integrated Framework. Based on this assessment, we believe that, as of December 31, 2024, our internal control over financial reporting is effective.
Deloitte & Touche LLP, the independent registered public accounting firm that audited our 2024 Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting. Its report appears elsewhere herein.
Item 9B. Other Information
During the three months ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
We have a Code of Conduct that applies to our officers and Trustees. Our Code of Conduct is posted on our website, www.opireit.com. A printed copy of our Code of Conduct is also available free of charge to any person who requests a copy by writing to our Secretary, Office Properties Income Trust, Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts 02458-1634. We intend to satisfy the requirements under Item 5.05 of Form 8-K regarding disclosure of any amendments to, or waivers from, our Code of Conduct that apply to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, on our website.
We have adopted comprehensive insider trading policies and procedures that apply to trustees, directors, officers and employees, as applicable, of us and RMR. These policies are designed to prevent trading on the basis of material nonpublic information and to ensure compliance with applicable securities laws. The policies include provisions for pre-clearance of trades, blackout periods and the establishment of Rule 10b5-1 trading plans. A copy of our insider trading policy is filed as an exhibit to this Annual Report on Form 10-K.
The remainder of the information required by Item 10 is incorporated by reference to our definitive Proxy Statement.
Item 11. Executive Compensation
The information required by Item 11 is incorporated by reference to our definitive Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information. We may grant common shares to our officers and other employees of RMR under our Amended and Restated 2009 Incentive Share Award Plan, or the 2009 Plan. In addition, each of our Trustees receives common shares as part of his or her annual compensation for serving as a Trustee and such shares are awarded under the 2009 Plan. The terms of awards made under the 2009 Plan are determined by the Compensation Committee of our Board of Trustees, at the time of the awards. The following table is as of December 31, 2024.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by securityholders — 2009 Plan	None.	None.	94,000 (1)
Equity compensation plans not approved by securityholders	None.	None.	None.
Total	None.	None.	94,000 (1)
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

4.7
Indenture, dated as of February 12, 2024, among the Company, certain of its subsidiaries named therein and U.S. Bank Trust Company, National Association, relating to the Company’s 9.000% Senior Secured Notes due 2029, including form thereof. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 12, 2024.)

4.8
Indenture, dated as of June 20, 2024, among the Company, certain of its subsidiaries named therein and U.S. Bank Trust Company, National Association, relating to the Company’s 9.000% Senior Secured Notes due 2029, including form thereof. (Incorporated by reference to the Company's Current Report on Form 8-K filed on June 21, 2024.)

4.9
Indenture, dated as of October 8, 2024, among the Company, certain of its subsidiaries named therein and U.S. Bank Trust Company, National Association, relating to the Company’s 9.000% Senior Secured Notes due 2029, including form thereof. (Incorporated by reference to the Company's Current Report on Form 8-K filed on October 9, 2024.)

4.10
Indenture, dated as of December 11, 2024, among the Company, certain of its subsidiaries named therein and U.S. Bank Trust Company, National Association, relating to the Company’s 3.250% Senior Secured Notes due 2027, including form thereof. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 11, 2024.)

4.11
Supplemental Indenture, dated December 17, 2024, among the Company, Clay HoldCo LLC and U.S. Bank Trust Company, National Association, relating to the Company’s 3.250% Senior Notes due 2027. (Filed herewith.)

4.12
Supplemental Indenture, dated January 29, 2025, among the Company, 20 Mass Ave TRS Inc. and U.S. Bank Trust Company, National Association, relating to the Company’s 3.250% Senior Notes due 2027. (Filed herewith.)

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

10.5	Amended and Restated Office Properties Income Trust 2009 Incentive Share Award Plan. (+) (Incorporated by reference to the Company's Current Report on Form 8-K filed on May 28, 2020.)
10.6	Form of Share Award Agreement. (+) (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020.)
10.7	Form of Share Award Agreement. (+) (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023.)
10.8	Form of Indemnification Agreement. (+) (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2023.)
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

10.12
Exchange Agreement, dated November 24, 2024, among the Company and the holders of Senior Unsecured Notes due 2025 from time to time party thereto. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 25, 2024.)

19.1	Insider Trading Policies and Procedures. (Filed herewith.)
21.1	Subsidiaries of the Company. (Filed herewith.)
23.1	Consent of Deloitte & Touche LLP. (Filed herewith.)
23.2	Consent of Sullivan & Worcester LLP. (Contained in Exhibit 8.1.)
31.1	Rule 13a-14(a) Certification. (Filed herewith.)
31.2	Rule 13a-14(a) Certification. (Filed herewith.)
31.3	Rule 13a-14(a) Certification. (Filed herewith.)
31.4	Rule 13a-14(a) Certification. (Filed herewith.)
32.1	Section 1350 Certification. (Furnished herewith.)
97.1	Clawback Policy. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.)
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
Item 16. Form 10-K Summary
None.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Trustees of Office Properties Income Trust

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Office Properties Income Trust (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of comprehensive income (loss), shareholders' equity, and cash flows, for each of the two years in the period ended December 31, 2024, and the related notes and the schedule listed in the Index at Item 15(a) (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 13, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has insufficient liquidity and limited debt or equity financing alternatives to satisfy its upcoming debt obligations, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Impairment of Real Estate Properties — Refer to Notes 2 and 4 to the Financial Statements

Critical Audit Matter Description

The Company’s investments in real estate properties were $3.0 billion, net of accumulated depreciation of $618.7 million as of December 31, 2024. These real estate properties are evaluated for impairment periodically or when events or changes in circumstances indicate that the carrying amount of a real estate property may not be recoverable. Impairment indicators may include declining tenant or resident occupancy, weak or declining profitability from the property, decreasing tenant cash flows or liquidity, the Company’s decision to dispose of a property before the end of its estimated useful life, and legislative, market or industry changes that could permanently reduce the value of a property. If indicators of impairment are identified for any real estate property, the Company evaluates the recoverability of that real estate property by comparing undiscounted future cash flows expected to be generated by the real estate property over the Company’s expected remaining hold period to the respective carrying amount. The Company’s undiscounted future cash flows analysis requires management to make significant estimates and assumptions related to expected remaining hold periods, market rents, and terminal capitalization rates.

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
February 13, 2025

We have served as the Company’s auditor since 2020.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Trustees of Office Properties Income Trust
Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Office Properties Income Trust (the "Company") as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 13, 2025, expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding going concern.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Assessment of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Deloitte & Touche LLP

Boston, Massachusetts
February 13, 2025

 OFFICE PROPERTIES INCOME TRUST
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)

	December 31,
	2024	2023
ASSETS
Real estate properties:
Land	$711,039	$786,310
Buildings and improvements	2,946,520	3,279,369
Total real estate properties, gross	3,657,559	4,065,679
Accumulated depreciation	(618,650)	(650,179)
Total real estate properties, net	3,038,909	3,415,500
Assets of properties held for sale	32,199	37,310
Investments in unconsolidated joint ventures	17,370	18,128
Acquired real estate leases, net	193,739	263,498
Cash and cash equivalents	261,318	12,315
Restricted cash	13,847	14,399
Rents receivable	155,668	133,264
Deferred leasing costs, net	97,642	86,971
Other assets, net	11,594	8,284
Total assets	$3,822,286	$3,989,669

LIABILITIES AND SHAREHOLDERS’ EQUITY
Unsecured debt, net	$662,277	$2,400,478
Secured debt, net	1,872,357	172,131
Liabilities of properties held for sale	765	2,525
Accounts payable and other liabilities	118,689	140,166
Due to related persons	5,869	7,025
Assumed real estate lease obligations, net	9,525	11,665
Total liabilities	2,669,482	2,733,990

Commitments and contingencies

Shareholders’ equity:
Common shares of beneficial interest, $.01 par value: 200,000,000 shares authorized, 69,824,743 and 48,755,415 shares issued and outstanding, respectively	698	488
Additional paid in capital	2,656,548	2,621,493
Cumulative net (loss) income	(35,933)	100,174
Cumulative common distributions	(1,468,509)	(1,466,476)
Total shareholders’ equity	1,152,804	1,255,679
Total liabilities and shareholders’ equity	$3,822,286	$3,989,669
The accompanying notes are an integral part of these consolidated financial statements.

OFFICE PROPERTIES INCOME TRUST
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(amounts in thousands, except per share data)

	Year Ended December 31,
	2024	2023

Rental income	$501,979	$533,553

Expenses:
Real estate taxes	62,369	62,831
Utility expenses	27,467	26,778
Other operating expenses	107,400	109,883
Depreciation and amortization	194,737	209,254
Loss on impairment of real estate	181,578	11,299
Transaction related costs	1,144	31,816
General and administrative	21,128	22,731
Total expenses	595,823	474,592

(Loss) gain on sale of real estate	(7,410)	3,780
Interest and other income	3,668	1,039
Interest expense (including net amortization of debt premiums, discounts and issuance costs of $13,463 and $9,209, respectively)	(163,745)	(110,647)
Gain on early extinguishment of debt	126,185	—
Loss before income tax expense and equity in net losses of investees	(135,146)	(46,867)
Income tax expense	(203)	(351)
Equity in net losses of investees	(758)	(3,031)
Loss on impairment of equity method investment	—	(19,183)
Net loss	(136,107)	(69,432)

Weighted average common shares outstanding (basic and diluted)	51,806	48,389

Per common share amounts (basic and diluted):
Net loss	$(2.63)	$(1.44)

The accompanying notes are an integral part of these consolidated financial statements.

OFFICE PROPERTIES INCOME TRUST
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(dollars in thousands)

	Number of Shares	Common Shares	Additional Paid In Capital	Cumulative Net Income (Loss)	Cumulative Common Distributions	Total
Balance at December 31, 2022	48,565,644	$486	$2,619,532	$169,606	$(1,403,289)	$1,386,335
Common share grants	241,800	2	2,266	—	—	2,268
Common share forfeitures and repurchases	(52,029)	—	(305)	—	—	(305)
Net loss	—	—	—	(69,432)	—	(69,432)
Distributions to common shareholders	—	—	—	—	(63,187)	(63,187)
Balance at December 31, 2023	48,755,415	488	2,621,493	100,174	(1,466,476)	1,255,679
Issuance of common shares	20,505,468	205	33,591	—	—	33,796
Common share grants	649,198	6	1,655	—	—	1,661
Common share repurchases	(85,338)	(1)	(191)	—	—	(192)
Net loss	—	—	—	(136,107)	—	(136,107)
Distributions to common shareholders	—	—	—	—	(2,033)	(2,033)
Balance at December 31, 2024	69,824,743	$698	$2,656,548	$(35,933)	$(1,468,509)	$1,152,804
The accompanying notes are an integral part of these consolidated financial statements.

OFFICE PROPERTIES INCOME TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Year Ended December 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(136,107)	$(69,432)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	118,710	107,460
Net amortization of debt premiums, discounts and issuance costs	13,463	9,209
Amortization of acquired real estate leases and assumed real estate lease obligations, net	64,636	92,805
Amortization of deferred leasing costs	12,990	10,063
Loss (gain) on sale of real estate	7,410	(3,780)
Loss on impairment of real estate	181,578	11,299
Gain on early extinguishment of debt	(138,603)	—
Straight line rental income	(31,102)	(26,194)
Other non-cash expenses, net	575	1,168
Equity in net losses of investees	758	3,031
Impairment loss on equity method investment	—	19,183
Change in assets and liabilities:
Rents receivable	5,999	(2,376)
Deferred leasing costs	(22,969)	(23,510)
Other assets	1,377	(1,495)
Accounts payable and other liabilities	(10,392)	13,739
Due to related persons	(1,156)	556
Net cash provided by operating activities	67,167	141,726

CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate acquisitions	—	(2,785)
Real estate improvements	(123,376)	(229,004)
Proceeds from sale of property, net	189,986	42,181
Contributions to unconsolidated joint ventures	—	(5,213)
Net cash used in investing activities	66,610	(194,821)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of mortgage notes payable	—	(50,000)
Proceeds from issuance of mortgage notes payable	—	177,320
Repayment of senior unsecured notes	(350,242)	—
Proceeds from issuance of senior secured notes	338,986	—
Borrowings on revolving credit facility	452,000	240,000
Repayments on revolving credit facility	(332,000)	(230,000)
Borrowings on secured term loan	100,000	—
Payment of debt issuance costs	(91,845)	(6,279)
Repurchases of common shares	(192)	(294)
Distribution to common shareholders	(2,033)	(63,187)
Net cash provided by (used in) financing activities	114,674	67,560

Increase in cash, cash equivalents and restricted cash	248,451	14,465
Cash, cash equivalents and restricted cash at beginning of period	26,714	12,249
Cash, cash equivalents and restricted cash at end of period	$275,165	$26,714

The accompanying notes are an integral part of these consolidated financial statements.

OFFICE PROPERTIES INCOME TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(dollars in thousands)

	Year Ended December 31,
	2024	2023
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$145,326	$107,645
Income taxes paid	$361	$478

NON-CASH INVESTING ACTIVITIES:
Real estate improvements accrued, not paid	$16,767	$32,231
Capitalized interest	$969	$7,634

NON-CASH FINANCING ACTIVITIES:
Extinguishment of unsecured senior notes in exchange for senior secured notes and common shares	$(180,548)	$—

SUPPLEMENTAL DISCLOSURE OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH:

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets to the amounts shown in the consolidated statements of cash flows:

	As of December 31,
	2024	2023
Cash and cash equivalents	$261,318	$12,315
Restricted cash	13,847	14,399
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$275,165	$26,714

The accompanying notes are an integral part of these consolidated financial statements.

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 1. Business
Office Properties Income Trust and its consolidated subsidiaries, or OPI, we, us or our, is a real estate investment trust, or REIT, formed in 2009 under Maryland law.
As of December 31, 2024, our wholly owned properties were comprised of 128 properties containing approximately 17,763,000 rentable square feet and we had a noncontrolling ownership interest of 51% in an unconsolidated joint venture that owned two properties totaling approximately 346,000 rentable square feet.
Going Concern
Our portfolio has been adversely affected by shifts in office space utilization, including increased remote work arrangements and tenants consolidating their real estate footprint. Demand for office space continues to face headwinds and declining rents and increasing costs to relet space when tenants can be identified continue to impact the market. In addition, there are limited debt or equity financing alternatives available to us to refinance our debt and financing sources we have utilized have increased our cost of capital. The duration and ultimate impact of these factors on our properties and our business remains uncertain and subject to change; however, these conditions continue to have a significant negative impact on our results of operations, financial position and cash flows. As of February 13, 2025, our total available liquidity was comprised of $113,000 of cash and, in addition to long-term debt, our near-term obligations include outstanding lease obligations of $81,865 and principal debt repayments of $26,000 in 2025 and $291,488 in 2026.
Given the limited alternatives available to us to obtain debt or equity to refinance our maturing debt, the illiquid nature of our real estate assets and our ability to incur additional debt while maintaining compliance with the financial covenants in our existing debt agreements, we continue to work with our financial advisor, Moelis & Company LLC, to evaluate strategies to address our upcoming debt obligations, including through asset sales, future debt exchanges or equity issuances. However, we are not able to conclude that it is probable that these strategies will allow us to satisfy our upcoming debt obligations and maturities. If we are unable to consummate transactions allowing us to refinance our maturing debt, our Board of Trustees may consider a reorganization in a bankruptcy court. As a result of the foregoing, we have concluded that there is substantial doubt about our ability to continue as a going concern.
The accompanying consolidated financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business, and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

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
We amortize capitalized above market lease values (included in acquired real estate leases, net in our consolidated balance sheets) and below market lease values (presented as assumed real estate lease obligations, net in our consolidated balance sheets) as a reduction or increase, respectively, to rental income over the terms of the associated leases. Such amortization resulted in net increases to rental income of $402 and $252 during the years ended December 31, 2024 and 2023, respectively. We amortize the value of acquired in place leases (included in acquired real estate leases, net in our consolidated balance sheets), exclusive of the value of above market and below market acquired in place leases, over the terms of the associated leases. Such amortization, which is included in depreciation and amortization expense, amounted to $65,039 and $93,057 during the years ended December 31, 2024 and 2023, respectively. If a lease is terminated prior to its stated expiration, we write off the unamortized amounts relating to that lease.
As of December 31, 2024 and 2023, our acquired real estate leases and assumed real estate lease obligations, excluding properties classified as held for sale, were as follows:

	December 31,
	2024	2023
Acquired real estate leases:
Capitalized above market lease values	$7,715	$14,758
Less: accumulated amortization	(5,814)	(10,876)
Capitalized above market lease values, net	1,901	3,882

Lease origination value	433,347	572,766
Less: accumulated amortization	(241,509)	(313,150)
Lease origination value, net	191,838	259,616
Acquired real estate leases, net	$193,739	$263,498

Assumed real estate lease obligations:
Capitalized below market lease values	$14,177	$25,678
Less: accumulated amortization	(4,652)	(14,013)
Assumed real estate lease obligations, net	$9,525	$11,665
As of December 31, 2024, the weighted average amortization periods for capitalized above market leases, lease origination value and capitalized below market lease values were 4.0 years, 7.3 years and 12.0 years, respectively. Future amortization of net intangible lease assets and liabilities, to be recognized over the current terms of the associated leases as of December 31,

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
2024 are estimated to be $42,347 in 2025, $34,401 in 2026, $27,444 in 2027, $14,981 in 2028, $13,462 in 2029 and $51,579 thereafter.
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
Deferred Leasing Costs. Deferred leasing costs include brokerage costs and inducements associated with our entering leases. We amortize deferred leasing costs, which are included in depreciation and amortization expense, and inducements, which are included as a reduction to rental income, on a straight line basis over the terms of the respective leases. Legal costs associated with the execution of our leases are expensed as incurred and included in general and administrative expenses in our consolidated statements of comprehensive income (loss). We recorded amortization of deferred leasing costs of $10,988 and $8,737, and reductions to rental income related to the amortization of inducements of $2,003 and $1,326 for the years ended December 31, 2024 and 2023, respectively. Deferred leasing costs, excluding properties classified as held for sale, totaled $127,095 and $113,433 at December 31, 2024 and 2023, respectively, and accumulated amortization of deferred leasing costs totaled $29,453 and $26,462 at December 31, 2024 and 2023, respectively. Future amortization of deferred leasing costs to be recognized during the current terms of our existing leases as of December 31, 2024 are estimated to be $12,751 in 2025, $11,948 in 2026, $11,203 in 2027, $10,520 in 2028, $9,637 in 2029 and $41,583 thereafter.
Debt Issuance Costs. Costs related to the issuance or assumption of debt are capitalized and amortized to interest expense over the terms of the respective loans. Debt issuance costs, net of accumulated amortization, for our $325,000 secured revolving credit facility and our prior $750,000 unsecured revolving credit facility, or our prior revolving credit facility, are included in other assets in our consolidated balance sheets. As of December 31, 2024, debt issuance costs for our revolving credit facility were $7,838 and accumulated amortization of debt issuance costs for our revolving credit facility was $2,396. As of December 31, 2023, debt issuance costs for our prior revolving credit facility were $5,328 and accumulated amortization of debt issuance costs for our prior revolving credit facility was $5,240. Debt issuance costs, net of accumulated amortization, for our senior notes, term loan and mortgage notes payable are presented as a direct deduction from the associated debt liability in our consolidated balance sheets. As of December 31, 2024 and 2023, debt issuance costs, net of accumulated amortization, for our senior notes, term loan and mortgage notes payable totaled $65,802 and $16,623, respectively. Future amortization of debt issuance costs to be recognized with respect to our revolving credit facility and term loan, senior notes and mortgage notes payable as of December 31, 2024 are estimated to be $22,519 in 2025, $22,192 in 2026, $10,086 in 2027, $7,310 in 2028, $4,268 in 2029 and $4,869 thereafter.
Equity Method Investments. As of December 31, 2024, we had a noncontrolling ownership interest of 51% in an unconsolidated joint venture that owned two properties. The properties owned by the joint venture were encumbered by $50,000 of mortgage indebtedness. We did not control the activities that are most significant to the joint venture and, as a result, we accounted for our investment in the joint venture under the equity method of accounting. See Note 4 for more information regarding our unconsolidated joint ventures.
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
New Accounting Pronouncements.In November 2023, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities, including those with a single reportable segment, to: (i) provide disclosures of significant segment expenses and other segment items if they are regularly provided to the chief operating decision maker, or the CODM, and included in each reported measure of segment profit or loss; (ii) provide all annual disclosures about a reportable segment’s profit or loss and assets currently required by Accounting Standards Codification 280, Segment Reporting, in interim periods; and (iii) disclose the CODM’s title and position, as well as an explanation of how the CODM uses the reported measures and other disclosures. ASU No. 2023-07 does not change how a public entity identifies its operating segments, aggregates those operating segments or applies the quantitative thresholds to determine its reportable segments. We adopted ASU No. 2023-07 effective December 31, 2024. As a result we have included additional information related to the required disclosures within Note 12 to our consolidated financial statements.

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
In December 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statements Expenses, which requires public entities to provide disaggregated disclosure of certain income statement expense captions within the footnotes to the financial statements. ASU No. 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods after December 15, 2027, with early adoption permitted. We are currently evaluating the impact ASU 2024-03 will have on our consolidated financial statements.
Note 3. Per Common Share Amounts
The calculation of basic and diluted earnings per share is as follows (amounts in thousands, except per share data):

	Year Ended December 31,
	2024	2023
Numerators:
Net loss	$(136,107)	$(69,432)
Income attributable to unvested participating securities	(14)	(305)
Net loss used in calculating earnings per common share	$(136,121)	$(69,737)

Denominators:
Weighted average common shares outstanding - basic and diluted (1)	51,806	48,389

Net loss per common share - basic and diluted	$(2.63)	$(1.44)
(1)For the years ended December 31, 2024 and 2023 there were no dilutive common shares.
Note 4. Real Estate Properties
As of December 31, 2024, our wholly owned properties were comprised of 128 properties containing approximately 17,763,000 rentable square feet, with an undepreciated carrying value of $3,699,294, including $41,735 classified as held for sale. We also had a noncontrolling ownership interest of 51% in an unconsolidated joint venture that owned two properties containing approximately 346,000 rentable square feet. We generally lease space at our properties on a gross lease, modified gross lease or net lease basis pursuant to fixed term contracts expiring between 2025 and 2053. Some of our leases generally require us to pay all or some property operating expenses and to provide all or most property management services. During the year ended December 31, 2024, we entered into 52 leases for approximately 2,042,000 rentable square feet for a weighted (by rentable square feet) average lease term of 8.8 years and we made commitments of $95,935 for leasing related costs. As of December 31, 2024, we had estimated unspent leasing related obligations of $81,865.
Acquisition Activities
2024 Acquisition Activities
We did not acquire any properties during the year ended December 31, 2024.
2023 Acquisition Activities
In December 2023, we acquired a vacant land parcel adjacent to a property we own in Irving, TX for $2,750, excluding acquisition related costs.
Disposition Activities
The sales completed during the years ended December 31, 2024 and 2023, as presented in the tables below, do not represent a strategic shift in our business. As a result, the results of operations of these properties are included in continuing operations through the date of sale in our consolidated statements of comprehensive income (loss).

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
2024 Disposition Activities
During the year ended December 31, 2024, we sold 24 properties containing approximately 2,789,000 rentable square feet for an aggregate sales price of $199,351, excluding closing costs.

Date of Sale	Number of Properties	Location	Rentable Square Feet	Gross Sales Price (1)	Gain (Loss) on Sale of Real Estate	(Loss) on Impairment of Real Estate
March 2024	1	Chicago, IL (2)	248,000	$38,500	$(2,448)	$—
July 2024	1	Malden, MA	126,000	7,800	(10)	(13,973)
August 2024	3	Indianapolis, IN	434,000	10,100	729	(50,851)
September 2024	1	Atlanta, GA	126,000	17,610	8,690	—
September 2024	1	San Jose, CA	64,000	10,800	(954)	(819)
November 2024	1	Colorado Springs, CO	156,000	26,164	12,962	—
November 2024	1	Rocklin, CA	19,000	2,627	1,084	—
November 2024	3	Lakewood, CO	213,000	8,100	(9,132)	—
December 2024	5	Atlanta, GA	379,000	18,100	79	(21,937)
December 2024	1	Florence, KY	168,000	3,250	(6,966)	—
December 2024	1	Sacramento, CA	338,000	21,000	(6,502)	(33,902)
December 2024	1	Reston, VA	131,000	7,200	(869)	(18,540)
December 2024	1	Kansas City, MO	87,000	8,000	32	(4,370)
December 2024	1	Westford, MA	175,000	5,100	(6,481)	(3,554)
December 2024	2	Provo, UT	125,000	15,000	2,376	—
	24		2,789,000	$199,351	$(7,410)	$(147,946)
(1)Gross sales price is the gross contract price, excluding closing costs.
(2)Property was classified as held for sale as of December 31, 2023. We recorded an $11,299 loss on impairment of real estate during the year ended December 31, 2023 to reduce the carrying value of this property to its estimated fair value less costs to sell as of December 31, 2023.
As of December 31, 2024, we had six properties, that are under agreement to sell for an aggregate sales price of $54,763, excluding closing costs, five of which are classified as held for sale in our consolidated balance sheet, as summarized below:

Date of Sale Agreement	Number of Properties	Location	Rentable Square Feet	Gross Sales Price (1)	(Loss) on Impairment of Real Estate
September 2024	2	Santa Clara, CA	149,000	$21,150	$(11,041)
October 2024	2	Tempe, AZ	101,000	10,738	—
December 2024	1	Detroit, MI	56,000	4,750	(8,001)
December 2024	1	Reston, VA (2)	275,000	18,125	—
	6		581,000	$54,763	$(19,042)
(1)Gross sales price is the contract price, excluding closing costs.
(2)Property did not meet held for sale criteria as of December 31, 2024.
The pending sales in the preceding table are subject to conditions; accordingly, we cannot be sure that we will complete these sales or that these sales will not be delayed or the pricing will not change. See Note 10 for more information regarding our properties held for sale.
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

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
In February 2025, we sold one additional property with approximately 100,000 rentable square feet for a sale price of $5,750, excluding closing costs. This property previously secured our March 2027 Notes. Accordingly, we expect to use the net proceeds of this sale to redeem a portion of our March 2027 Notes in accordance with the terms of the indenture governing the March 2027 Notes.
2023 Disposition Activities
During the year ended December 31, 2023, we sold eight properties containing approximately 553,000 rentable square feet for an aggregate sales price of $44,874, excluding closing costs.

Date of Sale	Number of Properties	Location	Rentable Square Feet	Gross Sales Price (1)	Gain (Loss) on Sale of Real Estate
January 2023	3	Richmond, VA (2)	89,000	$5,350	$2,548
April 2023	1	Phoenix, AZ	107,000	4,900	511
June 2023	1	Vernon Hills, IL	100,000	2,825	(2,816)
September 2023	1	Windsor Mill, MD	80,000	10,500	244
October 2023	1	Santa Clara, CA	66,000	16,049	705
November 2023	1	Chelmsford, MA	111,000	5,250	2,588
	8	properties	553,000	$44,874	$3,780
(1)Gross sales price is the gross contract price, excluding closing costs.
(2)Properties were classified as held for sale as of December 31, 2022.
Unconsolidated Joint Ventures
As of December 31, 2024, we owned an interest in one joint venture that owned two properties. We accounted for this investment under the equity method of accounting.
During the year ended December 31, 2024, our 1750 H Street, NW joint venture did not have sufficient cash flow to pay its monthly debt service resulting in an event of default under the mortgage, and the non-recourse mortgage lender to this joint venture completed a foreclosure of the property, after which, the joint venture ceased to have an economic interest in the property. We wrote off our full investment in this joint venture as of December 31, 2023 and did not make capital contributions to this joint venture during the year ended December 31, 2024. Accordingly, we did not record our proportionate share of operating results of the joint venture for the year ended December 31, 2024.
As of December 31, 2024 and 2023, our investments in our unconsolidated joint ventures consisted of the following:

	OPI Ownership	OPI Carrying Value of Investments at December 31,		Number of Properties	Location	Rentable Square Feet
Joint Venture		2024	2023
Prosperity Metro Plaza	51%	$17,370	$18,128	2	Fairfax, VA	346,000
1750 H Street, NW	50%	—	—	1	Washington, D.C.	125,000
Total		$17,370	$18,128	3		471,000

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
The following table provides a summary of the mortgage debt of our unconsolidated joint ventures as of December 31, 2024 and 2023:

			Principal Balance at December 31,
Joint Venture	Interest Rate (1)	Maturity Date	2024 (2)	2023 (2)
Prosperity Metro Plaza	4.09%	12/1/2029	$50,000	$50,000
1750 H Street, NW	3.69%	8/1/2027	—	32,000
Weighted Average / Total	3.93%		$50,000	$82,000

(1)Includes the effect of mark to market purchase accounting.
(2)Reflects the entire balance of the debt secured by the properties and is not adjusted to reflect the interests in the joint ventures we did not own. None of the debt is recourse to us.
As of December 31, 2024, the unamortized basis difference of our Prosperity Metro Plaza joint venture of $673 was primarily attributable to the difference between the amount we paid to purchase our interest in this joint venture, including transaction costs, and the historical carrying value of the net assets of this joint venture. This difference is being amortized over the remaining useful life of the related property and the resulting amortization expense is included in equity in net losses of investees in our consolidated statements of comprehensive income (loss).
Note 5. Leases
Rental income from operating leases, including any payments derived by index or market-based indices, is recognized on a straight line basis over the lease term once we have determined that the collectability of substantially all of the lease payments is probable. We increased rental income to record revenue on a straight line basis by $31,102 and $26,194 for the years ended December 31, 2024 and 2023, respectively. Rents receivable, excluding properties classified as held for sale, included $140,132 and $112,440 of straight line rent receivables at December 31, 2024 and 2023, respectively.
We do not include in our measurement of our lease receivables certain variable payments, including payments determined by changes in the index or market-based indices after the inception of the lease, certain tenant reimbursements and other income until the specific events that trigger the variable payments have occurred. Such payments totaled $86,903 and $88,173 for the years ended December 31, 2024 and 2023, respectively, of which tenant reimbursements totaled $82,647 and $82,885, respectively.
The following operating lease maturity analysis presents the future contractual lease payments to be received by us through 2053 as of December 31, 2024:

Year	Amount
2025	$318,530
2026	310,043
2027	291,562
2028	259,443
2029	249,250
Thereafter	1,296,713
Total	$2,725,541
As of December 31, 2024, tenants representing approximately 1.2% of our total operating lease maturities had exercisable rights to terminate their leases before the stated terms of their leases expire. In 2025, 2026, 2027, 2028, 2029, 2030, 2031, 2032, 2034, 2035, 2036, 2037 and 2040, early termination rights become exercisable by other tenants who represented an additional approximately 1.4%, 1.9%, 2.0%, 5.7%, 4.1%, 2.6%, 1.8%, 5.7%, 1.5%, 4.4%, 0.6%, 0.6% and 2.3% of our total operating lease maturities, respectively. In certain circumstances, some leases provide the tenant with the right to terminate if the legislature or other funding authority does not appropriate the funding necessary for the tenant to meet its lease obligations; we have determined the fixed non-cancelable lease term of these leases to be the full term of the lease because we believe the occurrence of early terminations to be a remote contingency based on both our historical experience and our assessments of the likelihood of lease cancellation on a separate lease basis. As of December 31, 2024, five of our tenants had the right to

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
terminate their leases if the respective legislature or other funding authority does not appropriate the funding necessary for the tenant to meet its obligation. These five tenants represented approximately 2.8% of our total operating lease maturities as of December 31, 2024.
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
•Incentive Management Fee. The incentive management fee which may be earned by RMR for an annual period is calculated as follows:
•An amount, subject to a cap based on the value of our common shares outstanding, equal to 12% of the product of:
•our equity market capitalization on the last trading day of the year immediately prior to the relevant three year measurement period, and
•the amount (expressed as a percentage) by which the total return per share, as defined in the business management agreement and further described below, of our common shareholders (i.e., share price appreciation plus dividends) exceeds the total shareholder return of the applicable index, or the benchmark return per share, for the relevant measurement period. The MSCI U.S. REIT/Office REIT Index is the applicable benchmark index.

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
Business management fees are included in general and administrative expenses in our consolidated statements of comprehensive income (loss). We did not incur any incentive management fee pursuant to our business management agreement for the years ended December 31, 2024 or 2023.
•Property Management and Construction Supervision Fees. The property management fees payable to RMR by us for each applicable period are equal to 3.0% of gross collected rents and the construction supervision fees payable to RMR by us for each applicable period are equal to 5.0% of construction costs. Property management fees are included in other operating expenses in our consolidated statements of net income (loss) and construction supervision fees are capitalized as building improvements in our consolidated balance sheets and are depreciated over the estimated useful lives of the related capital assets.

•Expense Reimbursement. We are generally responsible for all of our operating expenses, including certain expenses incurred or arranged by RMR on our behalf. We are generally not responsible for payment of RMR’s employment, office or administrative expenses incurred to provide management services to us, except for the employment and related expenses of RMR’s employees assigned to work exclusively or partly at our properties, our share of the wages, benefits and other related costs of RMR’s centralized accounting personnel, our share of RMR’s costs for providing our internal audit function and as otherwise agreed. Our property level operating expenses are generally incorporated into rents charged to our tenants, including certain payroll and related costs incurred by RMR which are included in other operating expenses and general and administrative expense, as applicable, in our consolidated statements of comprehensive income (loss).
•Term. Our management agreements with RMR have terms that end on December 31, 2044, and automatically extend on December 31st of each year for an additional year, so that the terms of our management agreements thereafter end on the 20th anniversary of the date of the extension.

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
In January 2025, in connection with a $100,000 credit agreement and related security agreement entered into by RMR and certain of its subsidiaries with Citibank, N.A., or Citibank, and the other lenders party thereto, we consented to the pledge and assignment of RMR’s interest in our management agreements under the security agreement. Pursuant to the consent, we agreed, among other things, that upon notice that an event of default under the RMR credit agreement has occurred and is continuing, we will continue to make all payments under our management agreements in accordance with the instructions of Citibank, and that if there is an event of default by RMR under our management agreements that would allow us to terminate or suspend our obligations, we will not terminate or suspend without notice to Citibank and providing Citibank 30 days to cure the default on RMR’s behalf. The consent was approved by our Independent Trustees.

For the years ended December 31, 2024 and 2023, the business management fees, property management fees and construction supervision fees and expense reimbursements recognized in our consolidated financial statements were as follows:

	Year Ended December 31,
	2024	2023
Pursuant to business management agreement:
Business management fees (1)	$13,145	$14,751

Pursuant to property management agreement:
Property management fees (2)	$13,584	$14,890
Construction supervision fees	2,872	8,390
	$16,456	$23,280

Expense Reimbursement:
Property level expenses	$25,797	$25,872
(1)The net business management fees we recognized for the years ended December 31, 2024 and 2023 each reflect a reduction of $603 for the amortization of the liability we recorded in connection with our former investment in RMR Inc.
(2)The net property management fees we recognized for the years ended December 31, 2024 and 2023 each reflect a reduction of $484 for the amortization of the liability we recorded in connection with our former investment in RMR Inc.

Management Agreements between our Joint Venture and RMR. RMR provides management services to our unconsolidated joint venture. We are not obligated to pay management fees to RMR under our management agreement with RMR for the services it provides regarding the joint venture. The joint venture pays management fees directly to RMR.
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
Our Manager, RMR. We have two agreements with RMR to provide management services to us. RMR also provides management services to our unconsolidated joint venture. See Note 6 for more information regarding our and our unconsolidated joint venture’s management agreements with RMR.

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
Leases with RMR. We lease office space to RMR in certain of our properties for RMR’s property management offices. Pursuant to our lease agreements with RMR, we recognized rental income from RMR for leased office space of $807 and $851 for the years ended December 31, 2024 and 2023, respectively. Our office space leases with RMR are terminable by RMR if our management agreements with RMR are terminated.
Share Awards to RMR Employees. As described further in Note 11, we award shares to our officers and other employees of RMR annually. Generally, one fifth of these awards vest on the grant date and one fifth vests on each of the next four anniversaries of the grant dates. In certain instances, we may accelerate the vesting of an award, such as in connection with the award holder’s retirement as an officer of us or an officer or employee of RMR. These awards to RMR employees are in addition to the share awards to our Managing Trustees, as Trustee compensation, and the fees we paid to RMR. See Note 11 for more information regarding our share awards and activity as well as certain share purchases we made in connection with share award recipients satisfying tax withholding obligations on the vesting of share awards.
Sonesta. Prior to January 1, 2025, we leased 240,000 rentable square feet of a mixed-use property in Washington, D.C. pursuant to a lease with a subsidiary of Sonesta, or the Sonesta Lease. We terminated the Sonesta Lease, effective January 1, 2025. The Sonesta Lease commenced in August 2023 and was amended in September 2024 to expand the premises by 5,900 rentable square feet. Pursuant to the amended Sonesta Lease, Sonesta was required to pay us annual base rent of approximately $6,724 beginning February 2025, and the annual base rent would have increased by 10% every five years throughout the term. Sonesta was also obligated to pay its pro rata share of the operating costs for the property. We recognized rental income of $12,428 in 2024 under the Sonesta Lease. As of December 31, 2024, we had paid approximately $76,834 of tenant improvement costs for the build out of the hotel space pursuant to the Sonesta Lease.
Effective January 1, 2025, we entered into a management agreement with Sonesta, or the Sonesta Management Agreement, to replace the Sonesta Lease. The Sonesta Management Agreement expires on December 31, 2040, and includes two 10-year renewal options. The Sonesta Management Agreement provides that we are paid an annual owner’s priority return if gross revenues of the hotels, after payment of hotel operating expenses and management and related fees (other than Sonesta’s incentive fee, if applicable), are sufficient to do so. The Sonesta Management Agreement further provides that we are paid an additional return of the operating profits, as defined therein, after paying the owner’s priority return, reimbursing owner or manager advances, funding furniture, fixtures and equipment, or FF&E, reserves and paying Sonesta’s incentive fee, if applicable. We do not have any security deposits or guarantees for this Sonesta hotel. The stated annual owner’s priority return is initially $7,500 and increases by 8.0% of our out-of-pocket capital expenditures and will increase annually to 102% of our prior year’s annual owner’s priority return. We are responsible for any capital expenditures in excess of available funds in the FF&E reserve. The Sonesta Management Agreement requires that 1.0% of gross revenues for 2025, 3.0% of gross revenues for 2026 and 4.0% of gross revenues for each calendar year thereafter be escrowed for future capital expenditures as FF&E reserves.
Pursuant to the Sonesta Management Agreement, we are required to pay Sonesta, after payment of hotel operating expenses, a base management fee equal to 1.5% of gross revenues, as defined in the Sonesta Management Agreement, for 2025 and 3.0% of gross revenues each calendar year thereafter. Additionally, we are required to pay (i) an incentive fee equal to 20% of net operating profit, as defined in the Sonesta Management Agreement, in excess of the annual owner’s priority; (ii) a brand promotion fee of 1.75% of gross revenues for 2025 and 3.5% of gross revenues for each calendar year thereafter; and (iii) a loyalty fee of the greater of 1.0% of room revenues or 4.5% of qualified room revenues from guests participating in certain loyalty programs. Sonesta’s incentive management fee, but not its other fees, is earned only after our annual owner’s priority return is paid. The Sonesta Management Agreement also provides that the pro rata costs Sonesta incurs for advertising, marketing, promotional and public relations programs and campaigns, including its Rewards Program, for the benefit of this hotel are subject to reimbursement by us or are otherwise treated as hotel operating expenses. We are required to maintain working capital under the Sonesta Management Agreement and have advanced a fixed amount based on the number of rooms in the hotel to meet the cash needs for hotel operations.

The Sonesta Management Agreement also provides that, prior to August 2, 2026, our approval is required for Sonesta to operate another Royal Sonesta Hotel in Washington D.C., other than the Royal Sonesta Washington Dupont Circle located at 2121 P Street, N.W., Washington D.C. In general, we and Sonesta may terminate the Sonesta Management Agreement for events of default and casualty and condemnation events. We also have the right to terminate the Sonesta Management Agreement if minimum performance thresholds are not met starting in 2027 for any two consecutive calendar years. Pursuant to the Sonesta Management Agreement, we or Sonesta may be obligated to pay the other party damages if the terminating party terminates the Sonesta Management Agreement due to the other party’s event of default.

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
Mr. Portnoy is a director and controlling shareholder of Sonesta, and Ms. Clark is a director of Sonesta. Another officer and employee of RMR is a director and president and chief executive officer of Sonesta.
Note 8. Concentration
Tenant and Credit Concentration
As of December 31, 2024 and 2023, the U.S. government and certain state and other government tenants combined were responsible for approximately 24.8% and 27.5%, respectively, of our annualized rental income. The U.S. government is our largest tenant by annualized rental income and represented approximately 17.0% and 19.5% of our annualized rental income as of December 31, 2024 and 2023, respectively. We define annualized rental income as the annualized contractual base rents from our tenants pursuant to our lease agreements as of the measurement date, plus straight line rent adjustments and estimated recurring expense reimbursements to be paid to us, and excluding lease value amortization.
Geographic Concentration
As of December 31, 2024, our 128 wholly owned properties were located in 29 states and the District of Columbia. Properties located in Virginia, California, District of Columbia, Texas and Illinois were responsible for approximately 13.2%, 11.0%, 11.0%, 10.4%, and 10.1% of our annualized rental income as of December 31, 2024, respectively.
Note 9. Indebtedness
As of December 31, 2024 and 2023, our outstanding indebtedness consisted of the following:

	December 31,
	2024	2023
Unsecured revolving credit facility, due in 2024	$—	$205,000
Secured revolving credit facility, due in 2027	325,000	—
Secured term loan, due in 2027	100,000	—
Senior unsecured notes, 4.250% interest rate, due in 2024 (1)	—	350,000
Senior unsecured notes, 4.500% interest rate, due in 2025 (2)	171,586	650,000
Senior unsecured notes, 2.650% interest rate, due in 2026	140,488	300,000
Senior unsecured notes, 2.400% interest rate, due in 2027	80,784	350,000
Senior secured notes, 3.250% interest rate, due in 2027 (3)	444,992	—
Mortgage note payable, 8.272% interest rate, due in 2028	42,700	42,700
Mortgage note payable, 8.139% interest rate, due in 2028	26,340	26,340
Mortgage note payable, 7.671% interest rate, due in 2028	54,300	54,300
Senior secured notes, 9.000% interest rate, due in March 2029 (4)	300,000	—
Senior secured notes, 9.000% interest rate, due in September 2029 (5)	609,999	—
Senior unsecured notes, 3.450% interest rate, due in 2031	114,355	400,000
Mortgage note payable, 7.210% interest rate, due in 2033	30,680	30,680
Mortgage note payable, 7.305% interest rate, due in 2033	8,400	8,400
Mortgage note payable, 7.717% interest rate, due in 2033	14,900	14,900
Senior unsecured notes, 6.375% interest rate, due in 2050	162,000	162,000
	2,626,524	2,594,320
Unamortized debt premiums, discounts and issuance costs	(91,890)	(21,711)
	$2,534,634	$2,572,609
(1)These senior notes were redeemed in March 2024.
(2)Certain of these senior notes were redeemed through a series of exchange transactions during the year ended December 31, 2024. The remaining balance of $171,586 at December 31, 2024 was redeemed in cash in January 2025.
(3)These senior notes were issued in December 2024.
(4)These senior notes were issued in February 2024.
(5)These senior notes were issued in June and October 2024.

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
In January 2024, we entered into an amended and restated credit agreement, or our credit agreement, governing a new $325,000 secured revolving credit facility and a $100,000 secured term loan. Our credit agreement replaced our prior revolving credit facility, which had a maturity date of January 31, 2024. As collateral for all loans and other obligations under our credit agreement, certain of our subsidiaries pledged all of their respective equity interests in certain of our direct and indirect property owning subsidiaries, and our pledged subsidiaries provided first mortgage liens on 19 properties that had a gross book value of real estate assets of $1,030,889 as of December 31, 2024. We can borrow, repay and reborrow funds available under our revolving credit facility until maturity, and no principal repayments on borrowings under our credit agreement are due until maturity. The maturity date of our credit agreement is January 29, 2027 and, subject to the payment of an extension fee and meeting certain other requirements, we can extend the stated maturity date of our revolving credit facility by one year. Our credit agreement contains a number of covenants, including covenants that require us to maintain certain financial ratios, restrict our ability to incur additional debt in excess of calculated amounts and, subject to limited exceptions, restrict our ability to increase our distribution rate above the current level of $0.01 per common share per quarter and enter into share repurchases. Availability of borrowings under our credit agreement is subject to ongoing minimum performance and market values of the 19 collateral properties, our satisfying certain financial covenants and other credit facility conditions.
Interest payable on borrowings under our credit agreement is at a rate of the secured overnight financing rate, or SOFR, plus a margin of 350 basis points. We are also required to pay an unused facility fee on the amount of total lending commitments, which was 25 basis points per annum at December 31, 2024. As of December 31, 2024, we were fully drawn on our $325,000 revolving credit facility and $100,000 was outstanding under our term loan.
As of December 31, 2024, the annual interest rate payable on borrowings under our credit agreement was 7.9%. The weighted average annual interest rate for borrowings under our credit agreement for the year ended December 31, 2024 was 8.7%.
Under our prior revolving credit facility, we were required to pay interest at a rate of SOFR plus a premium, which was 145 basis points per annum at December 31, 2023, on the amount outstanding under our prior revolving credit facility, as well as a facility fee on the total amount of lending commitments, which was 30 basis points per annum at December 31, 2023. As of December 31, 2023, the annual interest rate payable on borrowings under our prior revolving credit facility was 6.9%. The weighted average annual interest rate for borrowings under our prior revolving credit facility for the year ended December 31, 2023 was 6.5%.
Our revolving credit facility is governed by a credit agreement with a syndicate of institutional lenders. Our credit agreement and senior notes indentures and their supplements provide for acceleration of payment of all amounts due thereunder upon the occurrence and continuation of certain events of default, such as, in the case of our credit agreement, a change of control of us, which includes RMR, ceasing to act as our business and property manager. Our credit agreement and senior notes indentures and their supplements also contain covenants, including covenants that restrict our ability to incur debts, require us to comply with certain financial covenants and, in the case of our credit agreement, restrict our ability to increase our distribution rate above the current level of $0.01 per common share per quarter. We believe we were in compliance with the terms and conditions of the respective covenants under our credit agreement and senior notes indentures and their supplements at December 31, 2024.
Senior Secured Notes Issuance
In February 2024, we issued $300,000 in aggregate principal amount of 9.000% senior secured notes due March 2029, or the March 2029 Notes. The aggregate net proceeds from the offering of the March 2029 Notes were $270,712, after initial purchaser discounts and other offering expenses. The March 2029 Notes are fully and unconditionally guaranteed on a joint, several and senior secured basis by certain of our subsidiaries and secured by a pledge of all of the respective equity interests of the subsidiary guarantors and first mortgage liens on 17 properties with a gross book value of real estate assets of $621,506 as of December 31, 2024. The March 2029 Notes require semi-annual payments of interest only and are prepayable, at par plus accrued interest, after March 31, 2028.
Senior Unsecured Notes Redemption
In March 2024, we redeemed, at par plus accrued interest, all $350,000 of our 4.25% senior unsecured notes due 2024. As a result of this redemption, we recorded a loss on early extinguishment of debt of $425 during the year ended December 31, 2024, which represented the unamortized discounts related to these notes.

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
Senior Notes Exchanges
In June and October 2024, through two exchange transactions, we exchanged $609,999 in aggregate principal amount of new 9.000% senior secured notes due September 2029, or the September 2029 Notes, for an aggregate $895,373 of certain of our outstanding senior unsecured notes, or the Existing Notes, and an aggregate 1,406,952 of our common shares valued at $2.26 per share, and such transactions, the 2029 Senior Note Exchanges, as follows:

Existing Notes Exchanged	Aggregate Principal Amount of Existing Notes Accepted for Exchange	Aggregate Principal Amount of September 2029 Notes Delivered
Existing 4.50% 2025 Notes	$181,000	$183,981
Existing 2.650% 2026 Notes	159,512	114,803
Existing 2.400% 2027 Notes	269,216	164,162
Existing 3.450% 2031 Notes	285,645	147,053
Total	$895,373	$609,999
The September 2029 Notes are fully and unconditionally guaranteed on a joint, several and senior secured basis by certain of our subsidiaries and are secured by first mortgage liens on 19 properties with a gross book value of real estate assets of $721,375 as of December 31, 2024 and second mortgage liens on the 19 properties securing our credit agreement. The September 2029 Notes require semi-annual payments of interest only and are prepayable, at par plus accrued interest, after June 3, 2028. During the year ended December 31, 2024, we recorded a net gain on early extinguishment of debt of $212,735 as a result of the 2029 Senior Note Exchanges.
In December 2024, through an exchange transaction, we exchanged $444,992 of new 3.250% senior secured notes due March 2027, or the March 2027 Notes, 11,532,794 of our common shares valued at $1.37 per share and cash premiums of $25,000 for $281,514 of 4.500% senior unsecured notes due 2025, or the 2025 Notes, and $58,486 in cash from certain existing noteholders. This transaction is referred to herein as the 2027 Senior Note Exchange. The March 2027 Notes require quarterly payments of interest and quarterly principal amortization payments of $6,500, and on or before March 1, 2026, require a mandatory principal payment of $125,000, which is subject to reduction for certain prior redemptions of the March 2027 Notes. The March 2027 Notes are fully and unconditionally guaranteed on a joint, several and senior secured basis by certain of our subsidiaries and are secured by first mortgage liens on 37 properties with a gross book value of real estate assets of $1,279,487 as of December 31, 2024 and second mortgage liens on the 19 properties securing the September 2029 Notes and they are fully and unconditionally guaranteed, on a joint, secured and senior unsecured basis by certain of our other subsidiaries. During the year ended December 31, 2024, we recorded a loss on early extinguishment of debt of $87,064 as a result of the 2027 Senior Note Exchange. We redeemed, at par plus accrued interest, the remaining $171,586 of the 2025 Notes in January 2025.
During the year ended December 31, 2024, in a series of exchange transactions, we exchanged $15,900 in aggregate principal amount of the 2025 Notes for an aggregate amount of 7,565,722 of our common shares at a weighted average price of $2.07 per share. During the year ended December 31, 2024, we recorded a gain on early extinguishment of debt of $939 as a result of these exchanges.
The gains we realized on early extinguishment of debt are considered cancellation of debt income, or CODI, for income tax purposes and part of our REIT taxable income. We do not expect that any special distribution will be required to maintain our qualification for taxation as a REIT as a result of generating CODI in 2024 as a result of offsetting losses from the sale of real estate and other tax strategies.
On February 7, 2025, we commenced a series of exchange offers, or the Exchange Offers, pursuant to which we are offering to issue up to $175,000 in aggregate principal amount of new 8.000% senior guaranteed unsecured notes due 2030, or the New 2030 Notes, and related guarantees in exchange for our outstanding (i) 2.650% senior unsecured notes due 2026, (ii) 2.400% senior unsecured notes due 2027 and (iii) 3.450% senior unsecured notes due 2031. The Exchange Offers are being made subject to the terms and conditions set forth in an offering memorandum dated as of February 7, 2025.
As of December 31, 2024, seven of our properties with an aggregate gross book value of real estate assets of $304,673 were encumbered by mortgage notes with an aggregate principal amount of $177,320. Our mortgage notes are non-recourse, subject to certain limited exceptions and do not contain any material financial covenants.

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
The required principal payments due during the next five years and thereafter under all our outstanding consolidated debt as of December 31, 2024 were as follows:

Year	Principal Payment
2025 (1)	$197,586
2026	291,488
2027	773,776
2028	123,487
2029	910,278
Thereafter	329,909
Total (2)	$2,626,524
(1)Includes $171,586 aggregate principal of the 2025 Notes, which were redeemed in full in January 2025.
(2)Total consolidated debt outstanding as of December 31, 2024, net of unamortized premiums, discounts and issuance costs totaling $91,890, was $2,534,634.
None of our unsecured debt obligations require principal or sinking fund payments prior to their maturity dates.

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
Note 10. Fair Value of Assets and Liabilities
The following table presents certain of our assets measured at fair value at December 31, 2024, categorized by level of inputs as defined in the fair value hierarchy under GAAP, used in the valuation of each asset:

		Fair Value at Reporting Date Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Non-recurring Fair Value Measurements Assets
Assets of properties held for sale (1)	$25,909	$—	$25,909	$—
(1)We recorded an impairment charge of $19,042 to reduce the carrying values of three properties that are classified as held for sale in our condensed consolidated balance sheet to their estimated fair values less estimated costs to sell of $739, based on negotiated sales prices with third party buyers (Level 2 inputs as defined in the fair value hierarchy under GAAP). See Note 4 for more information.
In addition to the assets described above, our financial instruments include our cash and cash equivalents, restricted cash, rents receivable, accounts payable, a revolving credit facility, a term loan, senior notes, mortgage notes payable, amounts due to related persons, other accrued expenses and security deposits. At December 31, 2024 and 2023, the fair values of our financial instruments approximated their carrying values in our consolidated financial statements, due to their short term nature or floating interest rates, except as follows:

	As of December 31, 2024		As of December 31, 2023
Financial Instrument	Carrying Value(1)	Fair Value	Carrying Value(1)	Fair Value
Senior unsecured notes, 4.25% interest rate, due in 2024	$—	$—	$349,144	$331,510
Senior unsecured notes, 4.50% interest rate, due in 2025	171,607	169,302	646,266	510,445
Senior unsecured notes, 2.650% interest rate, due in 2026	139,578	106,078	298,464	185,934
Senior unsecured notes, 2.400% interest rate, due in 2027	80,486	49,475	348,086	196,147
Senior secured notes, 3.250% interest rate, due in 2027	363,432	383,806	—	—
Senior secured notes, 9.000% interest rate, due in March 2029	275,632	293,100	—	—
Senior secured notes, 9.000% interest rate, due in September 2029	637,052	529,436	—	—
Senior unsecured notes, 3.450% interest rate, due in 2031	113,511	49,688	396,614	199,060
Senior unsecured notes, 6.375% interest rate, due in 2050	157,096	80,676	156,904	83,916
Mortgage notes payable	172,912	177,295	172,131	179,813
Total	$2,111,306	$1,838,856	$2,367,609	$1,686,825
(1)Includes unamortized debt premiums, discounts and issuance costs totaling $90,218 and $21,711 as of December 31, 2024 and 2023, respectively.

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
Note 11. Shareholders’ Equity
Share Awards
We have common shares available for issuance under the terms of our Amended and Restated 2009 Incentive Share Award Plan, or the 2009 Plan. During the years ended December 31, 2024 and 2023, we awarded to our officers and other employees of RMR annual share awards of 544,555 and 210,300 of our common shares, respectively, valued at $1,160 and $1,211, in

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
aggregate, respectively. During the years ended December 31, 2024 and 2023, we awarded each of our nine Trustees, in accordance with our Trustee compensation arrangements, 11,627 and 3,500 of our common shares, respectively. These awards had aggregate values of $225 ($25 per Trustee) and $249 ($28 per Trustee) in 2024 and 2023, respectively. The values of the share awards were based upon the closing price of our common shares on Nasdaq on the date of award. The common shares awarded to our officers and certain other employees of RMR vest in five equal annual installments beginning on the date of award. The common shares awarded to our Trustees vest immediately. We recognize share forfeitures as they occur and include the value of awarded shares in general and administrative expenses ratably over the vesting period.
A summary of shares awarded, forfeited, vested and unvested under the terms of the 2009 Plan for the years ended December 31, 2024 and 2023, is as follows:

	2024		2023
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of year	288,681	$12.01	231,301	$21.47
Awarded	649,198	$2.14	241,800	$6.04
Forfeited	—	$—	(3,700)	$17.31
Vested	(346,000)	$6.62	(180,720)	$16.00
Unvested at end of year	591,879	$4.32	288,681	$12.01
The 591,879 unvested shares as of December 31, 2024 are scheduled to vest as follows: 176,976 shares in 2025, 162,596 shares in 2026, 143,675 shares in 2027 and 108,632 shares in 2028. As of December 31, 2024, the estimated future compensation expense for the unvested shares was $2,222. The weighted average period over which the compensation expense will be recorded is approximately 23 months. During the years ended December 31, 2024 and 2023, we recorded $1,662 and $2,257, respectively, of compensation expense related to the 2009 Plan. At December 31, 2024, 94,000 of our common shares remained available for issuance under the 2009 Plan.
Share Purchases
During the years ended December 31, 2024 and 2023, we purchased 85,338 and 48,329 of our common shares, respectively, valued at weighted average share prices of $2.25 and $6.08 per common share, respectively, from certain of our current and former Trustees and officers and certain current and former officers and employees of RMR in satisfaction of tax withholding and payment obligations in connection with the vesting of prior awards of our common shares.
Distributions
During the years ended December 31, 2024 and 2023, we paid distributions on our common shares as follows:

	Annual Per Share Distribution	Total Distributions	Characterization of Distributions
Year			Return of Capital	Ordinary Income	Qualified Dividend
2024	$0.04	$2,033	100.00%	—%	—%
2023	$1.30	$63,187	100.00%	—%	—%
On January 16, 2025, we declared a quarterly cash distribution payable to common shareholders of record on January 27, 2025 in the amount of $0.01 per share, or approximately $698. We expect to pay this distribution on or about February 20, 2025.

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
Note 12. Segment Reporting
We manage our business on a consolidated basis and therefore have one reportable segment: ownership and leasing of properties. The chief operating decision maker, or CODM, is our President and Chief Operating Officer. The CODM assesses performance, allocates resources and makes strategic decisions based on net income (loss) as shown in our consolidated statements of comprehensive income (loss). The CODM is also regularly provided with information on expenses related to our management agreements with RMR, which are detailed in Note 9. The accounting policies of our reportable segment are the same as those described in Note 2. The measure of segment assets is reported as total assets in our consolidated balance sheets.

OFFICE PROPERTIES INCOME TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2024
(dollars in thousands)

				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Cost amount carried at Close of Period
Property	Location	Number of Properties	Encumbrances (1)	Land	Buildings and Equipment		Impairments/ Writedowns	Land	Buildings and Equipment	Total (2)	Accumulated Depreciation (3)	Date(s) Acquired	Original Construction Date(s)
445 Jan Davis Drive (8)	Huntsville, AL	1	$—	$1,501	$1,492	$—	$—	$1,501	$1,492	$2,993	$(239)	12/31/2018	2007
131 Clayton Street	Montgomery, AL	1	—	920	9,084	528	—	920	9,612	10,532	(3,228)	6/22/2011	2007
4344 Carmichael Road	Montgomery, AL	1	—	1,374	11,658	572	—	1,374	12,230	13,604	(3,453)	12/17/2013	2009
15451 North 28th Avenue (6)	Phoenix, AZ	1	—	1,917	7,416	1,279	—	1,917	8,695	10,612	(2,310)	9/10/2014	1996
711 S 14th Avenue	Safford, AZ	1	—	460	11,708	1,165	(4,440)	364	8,529	8,893	(2,036)	6/16/2010	1992
2544 Campbell Place (7)	Carlsbad, CA	1	—	2,687	1,796	1,585	—	2,687	3,381	6,068	(939)	12/31/2018	2007
2548 Campbell Place (6)	Carlsbad, CA	1	—	3,082	2,075	5,156	—	3,082	7,231	10,313	(2,461)	12/31/2018	2007
Folsom Corporate Center (5)	Folsom, CA	1	—	2,904	5,583	1,587	—	2,904	7,170	10,074	(1,684)	12/31/2018	2008
Bayside Technology Park (7)	Fremont, CA	1	—	10,784	648	269	—	10,784	917	11,701	(201)	12/31/2018	1990
10949 N. Mather Boulevard	Rancho Cordova, CA	1	—	562	16,923	1,056	—	562	17,979	18,541	(5,186)	10/30/2013	2012
11020 Sun Center Drive	Rancho Cordova, CA	1	—	1,466	8,797	1,996	—	1,466	10,793	12,259	(2,359)	12/20/2016	1983
100 Redwood Shores Parkway	Redwood City, CA	1	—	14,454	7,721	—	—	14,454	7,721	22,175	(1,285)	12/31/2018	1993
9815 Goethe Road (6)	Sacramento, CA	1	—	1,450	9,465	3,537	—	1,450	13,002	14,452	(3,718)	9/14/2011	1992
Capitol Place (6)	Sacramento, CA	1	—	2,290	35,891	9,997	—	2,290	45,888	48,178	(17,395)	12/17/2009	1988
4560 Viewridge Road (5)	San Diego, CA	1	—	4,269	18,316	5,392	—	4,347	23,630	27,977	(15,662)	3/31/1997	1996
2115 O’Nel Drive (7)	San Jose, CA	1	—	12,305	5,062	385	—	12,305	5,447	17,752	(945)	12/31/2018	1984
51 Rio Robles Drive	San Jose, CA	1	—	7,416	4,782	571	—	7,416	5,353	12,769	(1,049)	12/31/2018	1984
77 Rio Robles Drive (6)	San Jose, CA	1	—	8,362	5,393	9,932	—	8,362	15,325	23,687	(3,261)	12/31/2018	1984
145 Rio Robles Drive	San Jose, CA	1	8,078	7,909	3,523	6,608	—	7,909	10,131	18,040	(1,686)	12/31/2018	1984
2500 Walsh Avenue (6)	Santa Clara, CA	1	—	6,687	8,326	2,922	—	6,687	11,248	17,935	(1,426)	12/31/2018	1982
603 San Juan Avenue	Stockton, CA	1	—	563	5,470	217	—	563	5,687	6,250	(1,771)	7/20/2012	2012
350 West Java Drive (6)	Sunnyvale, CA	1	—	24,609	462	3,296	—	24,609	3,758	28,367	(334)	12/31/2018	1984
7958 South Chester Street	Centennial, CO	1	—	6,682	7,153	2,881	—	6,682	10,034	16,716	(1,643)	12/31/2018	2000
12795 West Alameda Parkway	Lakewood, CO	1	—	2,640	23,777	(7,662)	(14,590)	585	3,580	4,165	(38)	1/15/2010	1988
11 Dupont Circle, NW (7)	Washington, DC	1	—	28,255	44,743	24,474	—	28,255	69,217	97,472	(15,454)	10/2/2017	1974
1211 Connecticut Avenue, NW	Washington, DC	1	—	30,388	24,667	4,407	—	30,388	29,074	59,462	(6,704)	10/2/2017	1967
1401 K Street, NW (7)	Washington, DC	1	—	29,215	34,656	8,480	—	29,215	43,136	72,351	(11,067)	10/2/2017	1929
20 Massachusetts Avenue (7)	Washington, DC	1	—	12,009	51,527	223,321	—	12,231	274,626	286,857	(60,247)	3/31/1997	1996
440 First Street, NW (5)	Washington, DC	1	—	27,903	38,624	3,403	—	27,903	42,027	69,930	(7,549)	10/2/2017	1982
625 Indiana Avenue (7)	Washington, DC	1	—	26,000	25,955	12,825	—	26,000	38,780	64,780	(14,278)	8/17/2010	1989

OFFICE PROPERTIES INCOME TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2024
(dollars in thousands)

				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Cost amount carried at Close of Period
Property	Location	Number of Properties	Encumbrances (1)	Land	Buildings and Equipment		Impairments/ Writedowns	Land	Buildings and Equipment	Total (2)	Accumulated Depreciation (3)	Date(s) Acquired	Original Construction Date(s)
840 First Street, NE	Washington, DC	1	—	42,727	73,278	2,913	—	42,727	76,191	118,918	(14,541)	10/2/2017	2003
10350 NW 112th Avenue (8)	Miami, FL	1	—	4,798	2,757	2,413	—	4,798	5,170	9,968	(1,016)	12/31/2018	2002
7850 Southwest 6th Court (6)	Plantation, FL	1	—	4,800	30,592	16,817	—	4,800	47,409	52,209	(11,433)	5/12/2011	1999
8900 Grand Oak Circle (7)	Tampa, FL	1	—	1,100	11,773	1,788	—	1,100	13,561	14,661	(4,649)	10/15/2010	1994
180 Ted Turner Drive SW (5)	Atlanta, GA	1	—	5,717	20,017	3,061	—	5,717	23,078	28,795	(6,623)	7/25/2012	2007
1224 Hammond Drive (6)	Atlanta, GA	1	—	13,040	135,459	11,678	—	13,040	147,137	160,177	(15,612)	6/25/2021	2020
One Georgia Center (5)	Atlanta, GA	1	—	10,250	27,933	22,005	—	10,250	49,938	60,188	(15,962)	9/30/2011	1968
One Primerica Parkway (4)	Duluth, GA	1	26,156	6,927	22,951	2,268	—	6,927	25,219	32,146	(3,817)	12/31/2018	2013
4712 Southpark Boulevard (8)	Ellenwood, GA	1	—	1,390	19,635	1,327	—	1,390	20,962	22,352	(6,311)	7/25/2012	2005
8305 NW 62nd Avenue	Johnston, IA	1	—	2,649	7,997	—	—	2,649	7,997	10,646	(1,330)	12/31/2018	2011
1185, 1249 & 1387 S. Vinnell Way (6)	Boise, ID	3	—	3,390	29,026	1,520	—	3,390	30,546	33,936	(9,503)	9/11/2012	1996; 1997; 2002
2020 S. Arlington Heights (5)	Arlington Heights, IL	1	—	1,450	13,588	2,156	—	1,450	15,744	17,194	(5,633)	12/29/2009	1988
1000 W. Fulton (5)	Chicago, IL	1	—	42,935	252,914	1,035	—	42,935	253,949	296,884	(29,784)	6/24/2021	2015
HUB 1415 (8)	Naperville, IL	1	—	12,333	20,586	26,551	—	12,333	47,137	59,470	(10,286)	12/31/2018	2001
7601 and 7635 Interactive Way	Indianapolis, IN	2	—	3,337	14,522	34	—	3,337	14,556	17,893	(2,281)	12/31/2018	2003
251 Causeway Street (7)	Boston, MA	3	—	26,851	36,756	6,426	—	26,848	43,185	70,033	(10,631)	8/17/2010	1987
330 Billerica Road (8)	Chelmsford, MA	1	—	2,477	—	10,246	—	2,477	10,246	12,723	(2,743)	12/31/2018	1984
25 Newport Avenue (7)	Quincy, MA	1	—	2,700	9,199	2,963	—	2,700	12,162	14,862	(4,054)	2/16/2011	1985
2009-2011 Commerce Park Drive (7)	Annapolis, MD	1	—	1,580	3,825	4,097		1,581	7,921	9,502	(1,689)	10/2/2017	1989
2001-2003 Commerce Park Drive	Annapolis, MD	1	—	2,477	3,840	1,204	—	2,476	5,045	7,521	(1,138)	10/2/2017	1989
4201 Patterson Avenue (7)	Baltimore, MD	1	—	901	8,097	4,746	(85)	893	12,766	13,659	(7,833)	10/15/1998	1989
7001 Columbia Gateway Drive (7)	Columbia, MD	1	—	5,642	10,352	4,209	—	5,642	14,561	20,203	(2,254)	12/31/2018	2008
6310 Hillside Center	Columbia, MD	1	—	1,424	2,084	440	—	1,424	2,524	3,948	(631)	10/2/2017	2001
6315 Hillside Center (7)	Columbia, MD	1	—	2,013	2,144	575	—	2,013	2,719	4,732	(712)	10/2/2017	2001
TenThreeTwenty (7)	Columbia, MD	1	—	3,126	16,361	4,798	—	3,126	21,159	24,285	(4,279)	10/2/2017	1982
3300 75th Avenue	Landover, MD	1	29,634	4,110	36,371	3,746	—	4,110	40,117	44,227	(14,846)	2/26/2010	1985
Redland 520/530 (7)	Rockville, MD	3	—	12,714	61,377	8,166	—	12,714	69,543	82,257	(12,618)	10/2/2017	2008
Redland 540 (7)	Rockville, MD	1	—	10,740	17,714	4,605	—	10,740	22,319	33,059	(5,698)	10/2/2017	2003

OFFICE PROPERTIES INCOME TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2024
(dollars in thousands)

				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Cost amount carried at Close of Period
Property	Location	Number of Properties	Encumbrances (1)	Land	Buildings and Equipment		Impairments/ Writedowns	Land	Buildings and Equipment	Total (2)	Accumulated Depreciation (3)	Date(s) Acquired	Original Construction Date(s)
3550 Green Court	Ann Arbor, MI	1	—	3,630	4,857	—	—	3,630	4,857	8,487	(857)	12/31/2018	1998
Rosedale Corporate Plaza (8)	Roseville, MN	1	—	672	6,045	2,896	—	672	8,941	9,613	(4,107)	12/1/1999	1987
2555 Grand Boulevard (5)	Kansas City, MO	1	—	4,209	51,522	5,642	—	4,209	57,164	61,373	(10,135)	12/31/2018	2003
4241 NE 34th Street (7)	Kansas City, MO	1	—	1,133	5,649	5,284	—	1,470	10,596	12,066	(5,834)	3/31/1997	1995
1220 Echelon Parkway	Jackson, MS	1	14,528	440	25,458	2,239	—	440	27,697	28,137	(8,217)	7/25/2012	2009
2300 and 2400 Yorkmont Road (5)	Charlotte, NC	2	—	1,334	19,075	4,444	—	1,334	23,519	24,853	(4,475)	12/31/2018	1995
18010 Burt Street (8)	Omaha, NE	1	—	2,819	6,250	4,710	—	2,819	10,960	13,779	(982)	12/31/2018	2012
18020 Burt Street	Omaha, NE	1	—	4,158	6,250	13	—	4,158	6,263	10,421	(1,039)	12/31/2018	2012
500 Charles Ewing Boulevard	Ewing, NJ	1	42,354	4,808	26,002	1,846	—	4,808	27,848	32,656	(4,620)	12/31/2018	2012
299 Jefferson Road (7)	Parsippany, NJ	1	—	4,543	2,914	1,649	—	4,543	4,563	9,106	(893)	12/31/2018	2011
One Jefferson Road (7)	Parsippany, NJ	1	—	4,415	5,249	103	—	4,415	5,352	9,767	(898)	12/31/2018	2009
Airline Corporate Center (7)	Colonie, NY	1	—	790	6,400	1,968	—	790	8,368	9,158	(2,612)	6/22/2012	2004
1212 Pittsford - Victor Road (7)	Pittsford, NY	1	—	608	78	1,706	—	608	1,784	2,392	(355)	12/31/2018	1965
2231 Schrock Road (8)	Columbus, OH	1	—	716	217	578	—	716	795	1,511	(229)	12/31/2018	1999
8800 Tinicum Boulevard (7)	Philadelphia, PA	1	—	5,573	22,686	6,883	—	5,573	29,569	35,142	(4,577)	12/31/2018	2000
446 Wrenplace Road (7)	Fort Mill, SC	1	—	5,031	22,524	42	—	5,031	22,566	27,597	(2,270)	12/22/2020	2019
9680 Old Bailes Road	Fort Mill, SC	1	—	834	2,944	91	—	834	3,035	3,869	(519)	12/31/2018	2007
16001 North Dallas Parkway (8)	Addison, TX	2	—	10,282	63,071	2,910	—	10,282	65,981	76,263	(11,484)	12/31/2018	1987
Research Park (6)	Austin, TX	2	—	4,258	13,747	2,298	—	4,258	16,045	20,303	(4,155)	12/31/2018	1999
10451 Clay Road (8)	Houston, TX	1	—	5,495	10,253	2,432	—	5,495	12,685	18,180	(2,486)	12/31/2018	2013
202 North Castlegory Road (8)	Houston, TX	1	—	863	5,024	98	—	863	5,122	5,985	(796)	12/31/2018	2016
4221 W. John Carpenter Freeway (8)	Irving, TX	1	—	1,413	2,365	1,843	—	1,413	4,208	5,621	(1,799)	12/31/2018	1995
8675,8701-8711 Freeport Pkwy and 8901 Esters Boulevard (7)	Irving, TX	3	—	12,970	31,566	757	—	12,970	32,323	45,293	(5,250)	12/31/2018	1990
1511 East Common Street (7)	New Braunfels, TX	1	—	4,965	1,266	251	—	4,965	1,517	6,482	(424)	12/31/2018	2005
2900 West Plano Parkway	Plano, TX	1	—	6,819	8,831	—	—	6,819	8,831	15,650	(1,469)	12/31/2018	1998
3400 West Plano Parkway (8)	Plano, TX	1	—	4,543	15,964	321	—	4,543	16,285	20,828	(2,745)	12/31/2018	1994
3600 Wiseman Boulevard (6)	San Antonio, TX	1	—	3,493	6,662	2,389	—	3,493	9,051	12,544	(1,487)	12/31/2018	2004
701 Clay Road (4)	Waco, TX	1	26,156	2,030	8,708	15,052	—	2,060	23,730	25,790	(11,137)	12/23/1997	1997

OFFICE PROPERTIES INCOME TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2024
(dollars in thousands)

				Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Cost amount carried at Close of Period
Property	Location	Number of Properties	Encumbrances (1)	Land	Buildings and Equipment		Impairments/ Writedowns	Land	Buildings and Equipment	Total (2)	Accumulated Depreciation (3)	Date(s) Acquired	Original Construction Date(s)
1800 Novell Place (6)	Provo, UT	1	—	7,487	43,487	19,841	—	7,487	63,328	70,815	(9,528)	12/31/2018	2000
14660 Lee Road (8)	Chantilly, VA	1	—	2,536	14,686	3,260	—	2,536	17,946	20,482	(3,295)	12/22/2016	1998
14672 Lee Road (5)	Chantilly, VA	1	—	2,253	24,749	4,800	—	2,253	29,549	31,802	(7,435)	12/22/2016	2002
14668 Lee Road (5)	Chantilly, VA	1	—	2,177	34,779	18,526	—	2,177	53,305	55,482	(7,933)	12/22/2016	2006
Enterchange at Meadowville (6)	Chester, VA	1	—	1,478	9,594	1,369	—	1,478	10,963	12,441	(3,072)	8/28/2013	1999
7987 Ashton Avenue (7)	Manassas, VA	1	—	1,562	8,253	1,093	—	1,562	9,346	10,908	(2,265)	1/3/2017	1989
Two Commercial Place (8)	Norfolk, VA	1	—	4,494	21,508	1,096	—	4,494	22,604	27,098	(3,628)	12/31/2018	1974
1760 Business Center Drive	Reston, VA	1	—	5,033	50,141	6,325	—	5,033	56,466	61,499	(15,184)	5/28/2014	1987
1775 Wiehle Avenue	Reston, VA	1	—	4,138	26,120	5,934	—	4,138	32,054	36,192	(6,747)	10/2/2017	2001
9201 Forest Hill Avenue	Richmond, VA	1	—	1,344	375	668	—	1,344	1,043	2,387	(322)	12/31/2018	1985
9960 Mayland Drive (7)	Richmond, VA	1	—	2,614	15,930	5,021	—	2,614	20,951	23,565	(5,943)	5/20/2014	1994
1751 Blue Hills Drive (5)	Roanoke, VA	1	—	2,689	7,761	—	—	2,689	7,761	10,450	(1,291)	12/31/2018	2003
Atlantic Corporate Park (7)	Sterling, VA	2	—	5,752	29,316	4,423	—	5,752	33,739	39,491	(6,660)	10/2/2017	2008
Orbital Sciences Campus (5)	Sterling, VA	3	—	12,275	19,320	37,466	—	12,269	56,792	69,061	(4,480)	12/31/2018	2001
Sterling Park Business Center	Sterling, VA	1	26,007	5,871	44,324	135	—	5,871	44,459	50,330	(8,072)	10/2/2017	2016
65 Bowdoin Street (6)	S. Burlington, VT	1	—	700	8,416	239	—	700	8,655	9,355	(3,179)	4/9/2010	2009
Stevens Center (5)	Richland, WA	2	—	3,970	17,035	4,807	—	4,042	21,770	25,812	(13,792)	3/31/1997	1995
Unison Elliott Bay-Lab Space (8)	Seattle, WA	2	—	17,316	34,281	147,272	—	17,316	181,553	198,869	(12,064)	12/31/2018	2000
Unison Elliott Bay-Office Space (8)	Seattle, WA	1	—	9,324	18,459	4,858	—	9,324	23,317	32,641	(3,753)	12/31/2018	2000
5353 Yellowstone Road (5)	Cheyenne, WY	1	—	1,915	8,217	4,528	—	1,950	12,710	14,660	(6,641)	3/31/1997	1995
		123	$172,913	$712,433	$2,142,169	$822,072	$(19,115)	$711,039	$2,946,520	$3,657,559	$(618,650)
Properties Held for Sale
3250 and 3260 Jay Street	Santa Clara, CA	2	—	19,899	14,051	83	(11,041)	12,986	10,006	22,992	(2,244)	12/31/2018	1982
11411 E. Jefferson Avenue (7)	Detroit, MI	1	—	630	18,002	596	(8,001)	224	11,003	11,227	(6,807)	4/23/2010	2009
Regents Center	Tempe, AZ	2	—	4,121	3,042	353	—	4,121	3,395	7,516	(979)	12/31/2018	1988
		5	—	24,650	35,095	1,032	(19,042)	17,331	24,404	41,735	(10,030)
		128	$172,913	$737,083	$2,177,264	$823,104	$(38,157)	$728,370	$2,970,924	$3,699,294	$(628,680)
(1) Represents mortgage debt, net of the unamortized balance of debt issuance costs totaling $4,407.
(2) Excludes the value of real estate intangibles. Aggregate cost for federal income tax purposes is approximately $7,540,917.
(3) Depreciation on building and improvements is provided for periods ranging up to 40 years and on equipment up to seven years.

OFFICE PROPERTIES INCOME TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2024
(dollars in thousands)

(4) These two properties are collateral for our $54,300 mortgage note.
(5) These 19 properties are first lien collateral for our $425,000 credit agreement and second lien collateral for our $610,000 of 9.000% senior secured notes due September 2029, or the September 2029 Notes.
(6) These 17 properties are collateral for our $300,000 of 9.000% senior secured notes due March 2029.
(7) These 37 properties are collateral for our $445,000 of 3.250% senior secured notes due March 2027, or the March 2027 Notes.
(8) These 19 properties are first lien collateral for the September 2029 Notes and second lien collateral for the March 2027 Notes.

OFFICE PROPERTIES INCOME TRUST
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2024
(dollars in thousands)

An analysis of the carrying amount of real estate properties and accumulated depreciation is as follows:

	Real Estate Properties	Accumulated Depreciation
Balance at December 31, 2022	$3,936,074	$561,458
Additions	221,246	107,460
Loss on asset impairment	(11,299)	—
Disposals	(51,011)	(15,709)
Reclassification of assets of properties held for sale	(29,331)	(3,030)
Balance at December 31, 2023	4,065,679	650,179
Additions	107,912	118,710
Loss on asset impairment	(181,578)	—
Disposals	(283,534)	(131,024)
Cost basis adjustment (1)	(9,185)	(9,185)
Reclassification of assets of properties held for sale	(41,735)	(10,030)
Balance at December 31, 2024	$3,657,559	$618,650
(1)    Represents the reclassification between accumulated depreciation and building made to certain properties measured at fair value in accordance with GAAP.

SIGNATURES
Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OFFICE PROPERTIES INCOME TRUST
By:	/s/ Yael Duffy
Yael Duffy President and Chief Operating Officer

Date: February 13, 2025
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Yael Duffy	President and Chief Operating Officer	February 13, 2025
Yael Duffy

/s/ Brian E. Donley	Chief Financial Officer and Treasurer (principal financial officer and principal accounting officer)	February 13, 2025
Brian E. Donley

/s/ Jennifer B. Clark	Managing Trustee	February 13, 2025
Jennifer B. Clark

/s/ Adam D. Portnoy	Managing Trustee	February 13, 2025
Adam D. Portnoy

/s/ Donna D. Fraiche	Independent Trustee	February 13, 2025
Donna D. Fraiche

/s/ Barbara D. Gilmore	Independent Trustee	February 13, 2025
Barbara D. Gilmore

/s/ John L. Harrington	Independent Trustee	February 13, 2025
John L. Harrington

/s/ William A. Lamkin	Independent Trustee	February 13, 2025
William A. Lamkin

/s/ Elena Poptodorova	Independent Trustee	February 13, 2025
Elena Poptodorova

/s/ Jeffrey P. Somers	Independent Trustee	February 13, 2025
Jeffrey P. Somers

/s/ Mark A. Talley	Independent Trustee	February 13, 2025
Mark A. Talley