Form 10-Q
period 2025-03-31
OFFICE PROPERTIES INCOME TRUST
filed 2025-04-30
CIK 1456772

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Number of registrant’s common shares of beneficial interest, $.01 par value per share, outstanding as of April 29, 2025: 70,894,950

OFFICE PROPERTIES INCOME TRUST

FORM 10-Q

March 31, 2025

References in this Quarterly Report on Form 10-Q to “the Company”, “OPI”, “we”, “us” or “our” include Office Properties Income Trust and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

PART I.    Financial Information
Item 1.    Financial Statements
OFFICE PROPERTIES INCOME TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)
(unaudited)

	March 31, 2025	December 31, 2024
ASSETS
Real estate properties:
Land	$706,623	$711,039
Buildings and improvements	2,946,137	2,946,520
Total real estate properties, gross	3,652,760	3,657,559
Accumulated depreciation	(643,089)	(618,650)
Total real estate properties, net	3,009,671	3,038,909
Assets of properties held for sale	11,070	32,199
Investment in unconsolidated joint venture	17,118	17,370
Acquired real estate leases, net	180,803	193,739
Cash and cash equivalents	63,745	261,318
Restricted cash	12,909	13,847
Rents receivable	150,678	155,668
Due from related persons	853	—
Deferred leasing costs, net	99,070	97,642
Other assets, net	23,842	11,594
Total assets	$3,569,759	$3,822,286

LIABILITIES AND SHAREHOLDERS’ EQUITY
Unsecured debt, net	$488,556	$662,277
Secured debt, net	1,872,355	1,872,357
Liabilities of properties held for sale	652	765
Accounts payable and other liabilities	87,499	118,689
Due to related persons	4,815	5,869
Assumed real estate lease obligations, net	9,219	9,525
Total liabilities	2,463,096	2,669,482

Commitments and contingencies

Shareholders’ equity:
Common shares of beneficial interest, $.01 par value: 250,000,000 authorized, 70,063,086 and 69,824,743 shares issued and outstanding, respectively	701	698
Additional paid in capital	2,656,969	2,656,548
Cumulative net loss	(81,800)	(35,933)
Cumulative common distributions	(1,469,207)	(1,468,509)
Total shareholders’ equity	1,106,663	1,152,804
Total liabilities and shareholders’ equity	$3,569,759	$3,822,286

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OFFICE PROPERTIES INCOME TRUST
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(amounts in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2025	2024

Rental income	$113,615	$139,435

Expenses:
Real estate taxes	13,458	15,709
Utility expenses	7,567	8,151
Other operating expenses	31,205	27,327
Depreciation and amortization	43,733	50,341
Transaction related costs	876	233
General and administrative	5,058	5,644
Total expenses	101,897	107,405

Loss on sale of real estate	(4,737)	(2,384)
Interest and other income	1,162	1,357
Interest expense (including net amortization of debt premiums, discounts and issuance costs of $11,919 and $3,444, respectively)	(53,378)	(35,476)
Net loss on early extinguishment of debt	(243)	(425)
Loss before income tax expense and equity in net losses of investees	(45,478)	(4,898)
Income tax expense	(137)	(56)
Equity in net losses of investees	(252)	(230)
Net loss	(45,867)	(5,184)

Weighted average common shares outstanding (basic and diluted)	69,257	48,466

Per common share amounts (basic and diluted):
Net loss	$(0.66)	$(0.11)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OFFICE PROPERTIES INCOME TRUST
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(dollars in thousands)
(unaudited)

	Number of Shares	Common Shares	Additional Paid In Capital	Cumulative Net Income	Cumulative Common Distributions	Total Shareholders’ Equity
Balance at December 31, 2024	69,824,743	$698	$2,656,548	$(35,933)	$(1,468,509)	$1,152,804
Issuance of common shares, net	238,343	3	142	—	—	145
Common share grants	—	—	279	—	—	279
Net loss	—	—	—	(45,867)	—	(45,867)
Distributions to common shareholders	—	—	—	—	(698)	(698)
Balance at March 31, 2025	70,063,086	$701	$2,656,969	$(81,800)	$(1,469,207)	$1,106,663

	Number of Shares	Common Shares	Additional Paid In Capital	Cumulative Net Income	Cumulative Common Distributions	Total Shareholders’ Equity
Balance at December 31, 2023	48,755,415	$488	$2,621,493	$100,174	$(1,466,476)	$1,255,679
Common share grants	—	—	362	—	—	362
Common share forfeitures and repurchases	(869)	—	(6)	—	—	(6)
Net loss	—	—	—	(5,184)	—	(5,184)
Distributions to common shareholders	—	—	—	—	(487)	(487)
Balance at March 31, 2024	48,754,546	$488	$2,621,849	$94,990	$(1,466,963)	$1,250,364
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OFFICE PROPERTIES INCOME TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Three Months Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(45,867)	$(5,184)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	29,461	29,699
Net amortization of debt premiums, discounts and issuance costs	11,919	3,444
Amortization of acquired real estate leases and assumed real estate lease obligations, net	11,449	17,669
Amortization of deferred leasing costs	3,325	3,408
Loss on sale of real estate	4,737	2,384
(Gain) loss on early extinguishment of debt	(1,430)	425
Straight line rental income	(6,856)	(7,379)
Other non-cash expenses, net	115	90
Equity in net losses of investees	252	230
Changes in assets and liabilities:
Rents receivable	366	2,934
Due from related persons	(853)	—
Deferred leasing costs	(8,397)	(3,342)
Other assets	(1,357)	(773)
Accounts payable and other liabilities	(24,398)	(17,207)
Due to related persons	(1,054)	234
Net cash (used in) provided by operating activities	(28,588)	26,632

CASH FLOWS FROM INVESTING ACTIVITIES:
Real estate improvements	(11,229)	(40,034)
Proceeds from sale of property, net	26,263	35,672
Net cash provided by (used in) investing activities	15,034	(4,362)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of senior unsecured notes	(171,600)	(350,000)
Proceeds from issuance of senior secured notes	—	280,500
Repayment of senior secured notes	(11,969)	—
Borrowings on revolving credit facility	—	232,000
Repayments on revolving credit facility	—	(247,000)
Borrowings on secured term loan	—	100,000
Payment of debt issuance costs	(835)	(19,885)
Proceeds from issuance of common shares, net	145	—
Repurchases of common shares	—	(6)
Distributions to common shareholders	(698)	(487)
Net cash used in financing activities	(184,957)	(4,878)

(Decrease) increase in cash, cash equivalents and restricted cash	(198,511)	17,392
Cash, cash equivalents and restricted cash at beginning of period	275,165	26,714
Cash, cash equivalents and restricted cash at end of period	$76,654	$44,106
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

OFFICE PROPERTIES INCOME TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(dollars in thousands)
(unaudited)

	Three Months Ended March 31,
	2025	2024
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$64,008	$34,639
Income taxes refunded	$28	$—

NON-CASH INVESTING ACTIVITIES:
Real estate improvements accrued, not paid	$14,606	$18,084
Capitalized interest	$—	$969

NON-CASH FINANCING ACTIVITIES:
Extinguishment of unsecured senior notes in exchange for senior priority guaranteed unsecured notes	$(6,537)	$—

SUPPLEMENTAL DISCLOSURE OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH:
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows:

	As of March 31,
	2025	2024
Cash and cash equivalents	$63,745	$23,513
Restricted cash (1)	12,909	20,593
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$76,654	$44,106
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

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
(unaudited)

Note 1. Basis of Presentation
The accompanying condensed consolidated financial statements of Office Properties Income Trust and its subsidiaries, or OPI, we, us or our, are unaudited. Certain information and disclosures required by U.S. generally accepted accounting principles, or GAAP, for complete financial statements have been condensed or omitted. We believe the disclosures made are adequate to make the information presented not misleading. However, the accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2024, or our 2024 Annual Report. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair statement of results for the interim period have been included. All intercompany transactions and balances with or among our consolidated subsidiaries have been eliminated. Our operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.
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
Going Concern
Our portfolio has been adversely affected by shifts in office space utilization, including increased remote work arrangements and tenants consolidating their real estate footprint, as well as ongoing market and economic conditions, including government spending and budget priorities. Demand for office space continues to face headwinds, including in markets where we have a concentration of properties, such as Washington D.C., and declining rents and increasing costs to relet space when tenants can be identified continue to impact the market. In addition, we have limited debt or equity financing alternatives available to us to refinance our debt and financing sources we have utilized have increased our cost of capital. The duration and ultimate impact of these factors on our properties and our business remains uncertain and subject to change; however, these conditions continue to have a significant negative impact on our results of operations, financial position and cash flows. As of April 30, 2025, our total available liquidity was comprised of $73,071 of cash and, in addition to long-term debt, our near-term obligations include outstanding lease obligations of $78,499, and principal debt repayments of $19,500 in 2025 and $279,460 in 2026.
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
Note 2. Recent Accounting Pronouncements
In December 2024, the Financial Accounting Standards Board issued Accounting Standards Update, or ASU, No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statements Expenses, which requires public entities to provide disaggregated disclosure of certain income statement expense captions within the footnotes to the financial statements. ASU No. 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods after December 15, 2027, with early adoption permitted. We are currently evaluating the impact ASU 2024-03 will have on our consolidated financial statements.

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

	Three Months Ended March 31,
	2025	2024
Numerators:
Net loss	$(45,867)	$(5,184)
Income attributable to unvested participating securities	(6)	(3)
Net loss used in calculating earnings per common share	$(45,873)	$(5,187)

Denominators:
Weighted average common shares outstanding - basic and diluted	69,257	48,466

Net loss per common share - basic and diluted	$(0.66)	$(0.11)
Note 4. Real Estate Properties
As of March 31, 2025, our 125 wholly owned properties contained approximately 17,274,000 rentable square feet, with an undepreciated carrying value of $3,671,499, including $18,739 classified as held for sale. We also had a noncontrolling ownership interest of 51% in an unconsolidated joint venture that owned two properties containing approximately 346,000 rentable square feet. We generally lease space at our properties on a gross lease, modified gross lease or net lease basis pursuant to fixed term contracts expiring between 2025 and 2044. Some of our leases generally require us to pay all or some property operating expenses and to provide all or most property management services. During the three months ended March 31, 2025, we entered into 11 leases for approximately 223,000 rentable square feet for a weighted (by rentable square feet) average lease term of 10.3 years, and we made commitments of $10,623 for leasing related costs. As of March 31, 2025, we had estimated unspent leasing related obligations of $78,499.
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

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)
(unaudited)
Disposition Activities
During the three months ended March 31, 2025, we sold three properties containing approximately 249,000 rentable square feet for an aggregate sales price of $26,900, excluding closing costs. The sales of these properties, as presented in the table below, do not represent a strategic shift in our business. As a result, the results of operations of these properties are included in continuing operations through the date of sale in our condensed consolidated statements of comprehensive income (loss).

Date of Sale	Number of Properties	Location	Rentable Square Feet	Gross Sales Price (1)	Gain (Loss) on Sale of Real Estate
February 2025	1	Parsippany, NJ	100,000	$5,750	$(4,779)
February 2025	2	Santa Clara, CA	149,000	21,150	42
	3		249,000	$26,900	$(4,737)
(1)Gross sales price is the contract price, excluding closing costs.
As of March 31, 2025, we had three properties classified as held for sale in our condensed consolidated balance sheet. As of April 29, 2025, we had three properties, including two properties classified as held for sale, under agreement to sell for an aggregate sales price of $28,863, excluding closing costs, as summarized below:

Date of Sale Agreement	Number of Properties	Location	Rentable Square Feet	Gross Sales Price (1)
October 2024	2	Tempe, AZ	101,000	$10,738
December 2024	1	Reston, VA (2)	275,000	18,125
	3		376,000	$28,863
(1)Gross sales price is the contract price, excluding closing costs.
(2)Property did not meet held for sale criteria as of March 31, 2025.

The pending sales in the preceding table are subject to conditions; accordingly, we cannot be sure that we will complete these sales or that these sales will not be delayed or the pricing will not change. See Note 8 for more information regarding our properties held for sale.
Unconsolidated Joint Venture
As of March 31, 2025, we owned an interest in one joint venture that owned two properties. We accounted for this investment under the equity method of accounting.
As of March 31, 2025 and December 31, 2024, our investment in our unconsolidated joint venture is as follows:

		OPI Carrying Value of Investment at
Joint Venture	OPI Ownership	March 31, 2025	December 31, 2024	Number of Properties	Location	Rentable Square Feet
Prosperity Metro Plaza	51%	$17,118	$17,370	2	Fairfax, VA	346
As of March 31, 2025 and December 31, 2024, the mortgage debt of our unconsolidated joint venture is as follows:

Joint Venture	Interest Rate (1)	Maturity Date	Principal Balance at March 31, 2025 (2)	Principal Balance at December 31, 2024 (2)
Prosperity Metro Plaza	4.09%	12/1/2029	$49,780	$50,000
(1)Includes the effect of mark to market purchase accounting.
(2)Reflects the entire balance of the debt secured by the properties and is not adjusted to reflect the interest in the joint venture we did not own. None of the debt is recourse to us.

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)
(unaudited)
As of March 31, 2025, the unamortized basis difference of our joint venture of $666 was primarily attributable to the difference between the amount we paid to purchase our interest in the joint venture, including transaction costs, and the historical carrying value of the net assets of the joint venture. The difference is being amortized over the remaining useful life of the related property and the resulting amortization expense is included in equity in net losses of investees in our condensed consolidated statements of comprehensive income (loss).
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
We recorded rental income under our leases of $106,462 and $139,435 during the three months ended March 31, 2025 and 2024, respectively, including adjustments to increase rental income to record revenue on a straight line basis by $6,856 and $7,379, respectively. Rents receivable, excluding properties classified as held for sale, included $135,306 and $140,132 of straight line rent receivables at March 31, 2025 and December 31, 2024, respectively.
We do not include in our measurement of our lease receivables certain variable payments, including payments determined by changes in the index or market-based indices after the inception of the lease, certain tenant reimbursements and other income until the specific events that trigger the variable payments have occurred. Such payments totaled $19,854 and $22,558 for the three months ended March 31, 2025 and 2024, respectively, of which tenant reimbursements totaled $19,092 and $21,329, respectively.
Note 6. Concentration
Tenant and Credit Concentration
As of March 31, 2025 and 2024, the U.S. government and certain state and other government tenants combined were responsible for approximately 25.1% and 27.6%, respectively, of our annualized rental income. The U.S. government is our largest tenant by annualized rental income and represented approximately 16.8% and 20.2% of our annualized rental income as of March 31, 2025 and 2024, respectively. We define annualized rental income as the annualized contractual base rents from our tenants pursuant to our lease agreements as of the measurement date, plus straight line rent adjustments and estimated recurring expense reimbursements to be paid to us, and excluding lease value amortization.
Geographic Concentration
As of March 31, 2025, our 125 wholly owned properties were located in 29 states and the District of Columbia. Properties located in Virginia, California, Texas, Georgia and Illinois were responsible for approximately 13.8%, 11.9%, 11.0%, 10.4% and 10.3% of our annualized rental income as of March 31, 2025, respectively.
Note 7. Indebtedness
Our principal debt obligations as of March 31, 2025 were: (1) $325,000 of outstanding borrowings under our $325,000 secured revolving credit facility; (2) $100,000 outstanding principal amount under our secured term loan; (3) $1,834,098 aggregate outstanding principal amount of senior notes and (4) $177,320 aggregate outstanding principal amount of mortgage notes.
Our $325,000 secured revolving credit facility and $100,000 secured term loan are governed by a credit agreement, or our credit agreement, with a syndicate of institutional lenders. As collateral for all loans and other obligations under our credit agreement, certain of our subsidiaries pledged all of their respective equity interests in certain of our direct and indirect property owning subsidiaries, and our pledged subsidiaries provided first mortgage liens on 19 properties that had a gross book value of

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)
(unaudited)
real estate assets of $1,031,523 as of March 31, 2025. We can borrow, repay and reborrow funds available under our revolving credit facility until maturity, and no principal repayments on borrowings under our credit agreement are due until maturity. The maturity date of our credit agreement is January 29, 2027 and, subject to the payment of an extension fee and meeting certain other requirements, we can extend the stated maturity date of our revolving credit facility by one year. Our credit agreement contains a number of covenants, including covenants that require us to maintain certain financial ratios, restrict our ability to incur additional debt in excess of calculated amounts and, subject to limited exceptions, restrict our ability to increase our distribution rate above the current level of $0.01 per common share per quarter and enter into share repurchases. Availability of borrowings under our credit agreement is subject to ongoing minimum performance and market values of the 19 collateral properties, our satisfying certain financial covenants and other credit facility conditions.
Interest payable on borrowings under our credit agreement is at a rate of the secured overnight financing rate, or SOFR, plus a margin of 350 basis points. We are also required to pay an unused facility fee on the amount of total lending commitments of 25 to 35 basis points per annum based on amounts outstanding. As of March 31, 2025 and April 29, 2025, our $325,000 revolving credit facility was fully drawn and $100,000 was outstanding under our term loan. As of March 31, 2025, the annual interest rate payable on borrowings under our credit agreement was 7.9%. The weighted average annual interest rate for borrowings under our credit agreement for the three months ended March 31, 2025 and 2024 was 7.9% and 8.5%, respectively.
Our credit agreement and senior notes indentures and their supplements provide for acceleration of payment of all amounts due thereunder upon the occurrence and continuation of certain events of default, such as, in the case of our credit agreement, a change of control of us, which includes The RMR Group LLC, or RMR, ceasing to act as our business and property manager. Our credit agreement and senior notes indentures and their supplements also contain covenants, including covenants that restrict our ability to incur debts, require us to comply with certain financial covenants and, in the case of our credit agreement, restrict our ability to increase our distribution rate above the current level of $0.01 per common share per quarter. As of March 31, 2025, our ratio of secured debt to adjusted total assets was above the maximum level under our revolving credit facility and our senior notes indentures and their supplements, and as a result, we are unable to incur additional secured debt unless this ratio is at or below the required level on a pro forma basis as a result of any contemplated secured debt transaction. As of March 31, 2025, we believe we were in compliance with all of the other terms and conditions of our respective covenants under our credit agreement and our senior notes indentures and their supplements.
Senior Notes Redemptions
In January 2025, we redeemed, at par plus accrued interest, all of the remaining $171,586 of our 4.50% senior unsecured notes due 2025.
In February 2025, in connection with the sale of a collateral property, we redeemed, at par plus accrued interest, $5,469 of our senior secured notes due 2027. As a result, we recorded a loss on early extinguishment of debt of $928 during the three months ended March 31, 2025, which represented the unamortized discounts and issuance costs related to these notes.

Senior Notes Exchange
In March 2025, we exchanged $14,439 of new 8.00% senior priority guaranteed unsecured notes, or the New 2030 Notes, for an aggregate $20,990 of our outstanding unsecured senior notes, or the Existing Notes, and such transaction, the Senior Note Exchange, as follows:

Existing Notes Exchanged	Aggregate Principal Amount of Existing Notes Accepted for Exchange	Aggregate Principal Amount of New Notes Delivered
Existing 2.650% 2026 Notes	$6,559	$5,836
Existing 2.400% 2027 Notes	2,478	1,882
Existing 3.450% 2031 Notes	11,953	6,721
Total	$20,990	$14,439

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)
(unaudited)
The New 2030 Notes are fully and unconditionally guaranteed on a joint, several and unsecured basis by certain of our subsidiaries which also guarantee our senior secured notes due 2027. The New 2030 Notes require semi-annual payments of interest only and are prepayable, at par plus accrued interest, after March 12, 2029. During the three months ended March 31, 2025, we recorded an aggregate gain related to the Senior Note Exchange of $685, or $0.01 per common share, which is included in net loss on early extinguishment of debt in our condensed consolidated statements of comprehensive income (loss).
As of March 31, 2025, seven of our properties with an aggregate gross book value of real estate assets of $305,456 were encumbered by mortgage notes with an aggregate principal amount of $177,320. Our mortgage notes are non-recourse, subject to certain limited exceptions and do not contain any material financial covenants.
Note 8. Fair Value of Assets and Liabilities
Our financial instruments include our cash and cash equivalents, restricted cash, rents receivable, accounts payable, a revolving credit facility, a term loan, senior notes, mortgage notes payable, amounts due to related persons, other accrued expenses and security deposits. At March 31, 2025 and December 31, 2024, the fair values of our financial instruments approximated their carrying values in our condensed consolidated financial statements, due to their short term nature or floating interest rates, except as follows:

	As of March 31, 2025		As of December 31, 2024
Financial Instrument	Carrying Value (1)	Fair Value	Carrying Value (1)	Fair Value
Senior unsecured notes, 4.500% interest rate, due in 2025 (2)	$—	$—	$171,607	$169,302
Senior unsecured notes, 2.650% interest rate, due in 2026	133,175	100,447	139,578	106,078
Senior unsecured notes, 2.400% interest rate, due in 2027	78,049	45,809	80,486	49,475
Senior secured notes, 3.250% interest rate, due in 2027	363,026	356,066	363,432	383,806
Senior secured notes, 9.000% interest rate, due in March 2029	277,065	286,839	275,632	293,100
Senior secured notes, 9.000% interest rate, due in September 2029	635,595	498,961	637,052	529,436
Senior priority guaranteed unsecured notes, 8.000% interest rate, due in 2030 (3)	18,516	10,528	—	—
Senior unsecured notes, 3.450% interest rate, due in 2031	101,673	39,836	113,511	49,688
Senior unsecured notes, 6.375% interest rate, due in 2050	157,144	48,211	157,096	80,676
Mortgage notes payable	173,144	180,690	172,912	177,295
Total	$1,937,387	$1,567,387	$2,111,306	$1,838,856
(1)Includes net unamortized debt premiums, discounts and issuance costs totaling $74,031 and $90,218 as of March 31, 2025 and December 31, 2024, respectively.
(2)These senior notes were redeemed in January 2025.
(3)These senior notes were issued in March 2025.
We estimated the fair values of our senior notes (except for our senior priority guaranteed unsecured notes due 2030 and our senior unsecured notes due 2050) using an average of the bid and ask price of the notes (Level 2 inputs as defined in the fair value hierarchy under GAAP) as of the measurement date. We estimated the fair value of our senior unsecured notes due 2050 based on the closing price on The Nasdaq Stock Market LLC (Level 1 inputs as defined in the fair value hierarchy under GAAP) as of the measurement date. We estimated the fair values of our senior priority guaranteed unsecured notes due 2030 and our mortgage notes payable using discounted cash flow analyses and currently prevailing market rates (Level 3 inputs as defined in the fair value hierarchy under GAAP) as of the measurement date. Because Level 3 inputs are unobservable, our estimated fair values may differ materially from the actual fair values.

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)
(unaudited)
Note 9. Shareholders’ Equity
Distributions
During the three months ended March 31, 2025, we declared and paid a regular quarterly distribution to common shareholders as follows:

Declaration Date	Record Date	Paid Date	Distributions Per Common Share	Total Distributions
January 16, 2025	January 27, 2025	February 20, 2025	$0.01	$698
On April 10, 2025, we declared a regular quarterly distribution payable to common shareholders of record on April 22, 2025 in the amount of $0.01 per share, or approximately $701. We expect to pay this distribution on or about May 15, 2025.
Share Issuances
In March 2025, we entered into a sales agreement with Clear Street LLC, or the Agent, pursuant to which we may issue and sell our common shares from time to time, in transactions that are deemed to be an “at the market offering” as defined in Rule 415 under the Securities Act of 1933, as amended, for up to an aggregate sales price of $100,000, or the ATM Program. We are required to pay the Agent a cash commission of 3% of the gross sales prices of any common shares we sell under the ATM Program. During the three months ended March 31, 2025, we sold an aggregate 238,343 of our common shares under the ATM Program valued at a weighted average share price of $0.61 for net proceeds of $145 after deducting Agent commissions. In April 2025, we sold an additional aggregate 837,164 of our common shares under the ATM Program valued at a weighted average share price of $0.40 for net proceeds of $334 after deducting Agent commissions.
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

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)
(unaudited)
For the three months ended March 31, 2025 and 2024, the business management fees, property management fees and construction supervision fees and expense reimbursements recognized in our condensed consolidated financial statements were as follows:

	Financial Statement	Three Months Ended March 31,
	Line Item	2025	2024
Pursuant to business management agreement:
Business management fees (1)	General and administrative expenses	$3,115	$3,558

Pursuant to property management agreement:
Property management fees (2)	Other operating expenses	$2,874	$3,818
Construction supervision fees	Buildings and improvements (3)	307	732
		$3,181	$4,550

Expense Reimbursement:
Property level expenses	General and administrative expenses	$5,538	$6,587
(1)The net business management fees we recognized for the three months ended March 31, 2025 and 2024 each reflect a reduction of $151 for the amortization of the liability we recorded in connection with our former investment in The RMR Group Inc., or RMR Inc.
(2)The net property management fees we recognized for the three months ended March 31, 2025 and 2024 each reflect a reduction of $121 for the amortization of the liability we recorded in connection with our former investment in RMR Inc.
(3)Amounts capitalized as buildings and improvements are depreciated over the estimated useful lives of the related assets.
Based on our common share total return, as defined in our business management agreement, as of March 31, 2025, no estimated incentive fees are included in the net business management fees we recognized for the three months ended March 31, 2025. The actual amount of annual incentive fees for 2025, if any, will be based on our common share total return for the three year period ending December 31, 2025, and will be payable in January 2026. We did not incur an incentive fee payable to RMR for the year ended December 31, 2024.

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
Leases with RMR. We lease office space to RMR in certain of our properties for RMR’s property management offices. Pursuant to our lease agreements with RMR, we recognized rental income from RMR for leased office space of $201 and $194 for the three months ended March 31, 2025 and 2024, respectively.
Sonesta. Prior to January 1, 2025, we leased 240,000 rentable square feet of a mixed-use property in Washington, D.C. pursuant to a lease with a subsidiary of Sonesta International Hotels Corporation, or the Sonesta Lease. We terminated the Sonesta Lease effective January 1, 2025. The Sonesta Lease commenced in August 2023 and was amended in September 2024 to expand the premises by 5,900 rentable square feet. Pursuant to the amended Sonesta Lease, Sonesta International Hotels Corporation, or Sonesta, was required to pay us annual base rent of approximately $6,724 beginning February 2025, and the annual base rent would have increased by 10% every five years throughout the term. Sonesta was also obligated to pay its pro rata share of the operating costs for the property. We recognized rental income of $2,775 during the three months ended March 31, 2024 under the Sonesta Lease.
Effective January 1, 2025, we entered into a management agreement with Sonesta, or the Sonesta Management Agreement, to replace the Sonesta Lease. The Sonesta Management Agreement expires on December 31, 2040, and includes two 10-year renewal options. The Sonesta Management Agreement provides that we are paid an annual owner’s priority return if gross revenues of the hotels, after payment of hotel operating expenses and management and related fees (other than Sonesta’s incentive fee, if applicable), are sufficient to do so. The Sonesta Management Agreement further provides that we are paid an additional return of the operating profits, as defined therein, after paying the owner’s priority return, reimbursing owner or manager advances, funding furniture, fixtures and equipment, or FF&E, reserves and paying Sonesta’s incentive fee, if applicable. We do not have any security deposits or guarantees for this Sonesta hotel. The stated annual owner’s priority return is $7,500 and increases by 8.0% of our out-of-pocket capital expenditures and will increase annually to 102% of our prior year’s annual owner’s priority return. We recognized $7,153 of hotel operating revenues for the three months ended March 31, 2025, which is included in rental income in our condensed consolidated statements of comprehensive income (loss). We realized returns under the Sonesta Management Agreement of $910 during the three months ended March 31, 2025. We are responsible for any capital expenditures in excess of available funds in the FF&E reserve. We did not incur capital expenditures under the Sonesta Management Agreement during the three months ended March 31, 2025. Our annual priority return under the Sonesta Management Agreement as of March 31, 2025 was $7,500. Sonesta owed us $853 in owner’s priority returns and other amounts as of March 31, 2025. Amounts due from Sonesta are included in due from related persons in our condensed consolidated balance sheet. The Sonesta Management Agreement requires that 1.0% of gross revenues for 2025, 3.0% of gross revenues for 2026 and 4.0% of gross revenues for each calendar year thereafter be escrowed for future capital expenditures as FF&E reserves. FF&E escrow deposits of $81 were required during the three months ended March 31, 2025.
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
We incurred management, brand promotion and loyalty fees of $361 for the three months ended March 31, 2025. These fees and costs are included in other operating expenses in our condensed consolidated statements of comprehensive income (loss). We are required to maintain working capital under the Sonesta Management Agreement and have advanced a fixed amount based on the number of rooms in the hotel to meet the cash needs for hotel operations. We advanced $548 of working capital in April 2025 in accordance with the Sonesta Management Agreement.
As of December 31, 2024, we had a straight line rent receivable related to the Sonesta Lease totaling $12,343. Due to our ongoing relationship with Sonesta under the Sonesta Management Agreement, upon termination of the Sonesta Lease, we

OFFICE PROPERTIES INCOME TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share data)
(unaudited)
reclassified this receivable to other assets, net in our condensed consolidated balance sheet. We are amortizing this receivable through the original Sonesta Lease expiration date, or July 2053, as an increase to other operating expenses in our condensed consolidated statements of comprehensive income (loss). We recognized $108 of amortization expense during the three months ended March 31, 2025 and as of March 31, 2025, the remaining unamortized balance of this receivable was $12,235.
Mr. Portnoy is a director and controlling shareholder of Sonesta, and Ms. Clark is a director of Sonesta. Another officer and employee of RMR is a director and president and chief executive officer of Sonesta.
For more information about these and other such relationships and certain other related person transactions, refer to our 2024 Annual Report.
Note 12. Segment Reporting
We manage our business on a consolidated basis and therefore have one reportable segment: ownership and leasing of real estate properties. The chief operating decision maker, or CODM, is our President and Chief Operating Officer. The CODM assesses performance, allocates resources and makes strategic decisions based on net income (loss) as shown in our condensed consolidated statements of comprehensive income (loss). The CODM is also regularly provided with information on expenses related to our management agreements with RMR, which are detailed in Note 10. The measure of segment assets is reported as total assets in our condensed consolidated balance sheets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following information should be read in conjunction with our Condensed Consolidated Financial Statements and accompanying notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our 2024 Annual Report.
OVERVIEW (dollars in thousands, except per share and per square foot data)
We are a REIT organized under Maryland law. As of March 31, 2025, our wholly owned properties were comprised of 125 properties and we had a noncontrolling ownership interest of 51% in an unconsolidated joint venture that owned two properties containing approximately 346,000 rentable square feet. As of March 31, 2025, our properties are located in 29 states and the District of Columbia and contain approximately 17,274,000 rentable square feet. As of March 31, 2025, our properties were leased to 223 different tenants with a weighted average remaining lease term (based on annualized rental income) of approximately 6.9 years. The U.S. government is our largest tenant, representing approximately 16.8% of our annualized rental income as of March 31, 2025. The term annualized rental income as used herein is defined as the annualized contractual base rents from our tenants pursuant to our lease agreements as of March 31, 2025, plus straight line rent adjustments and estimated recurring expense reimbursements to be paid to us, and excluding lease value amortization.
Leases representing approximately $28,929 and $16,103, or 7.1% and 4.0%, of our annualized rental income are scheduled to expire during the remainder of 2025 and 2026, respectively, and we may be unable to renew leases or find replacement tenants. Certain shifts in office space utilization, including increased remote work arrangements and tenants consolidating their real estate footprint, as well as ongoing market and economic conditions, including government spending and budget priorities, continue to impact the office sector and our portfolio. The demand for office space continues to face headwinds, including in markets where we have a concentration of properties, such as Washington, D.C., and declining rents and increasing costs to relet space when tenants can be identified continue to impact the market. The duration and ultimate impact of current trends on the demand for office space at our properties remains uncertain and subject to change. Accordingly, we do not yet know what the full extent of the impacts will be on our or our tenants’ businesses and operations nor the long-term outlook for leasing at our properties. Higher interest rates, inflationary pressures, recent announcements regarding tariffs on a wide variety of imports, other government policies (including the potential reduction of U.S. federal office leases), geopolitical hostilities and tensions, and concerns that the U.S. economy may enter an economic recession have caused disruptions in the financial markets and these factors could adversely affect our and our tenants’ financial condition and the ability or willingness of our tenants to renew our leases or pay rent to us. Entities in the market for office space may delay their decision to lease space due to current economic conditions. We also have a significant amount of debt maturing in the next 15 months and we have limited debt and equity financing alternatives available to us to refinance our debt, and recent financing sources we have utilized to refinance debt have increased our cost of capital. The duration and ultimate impact of these factors on our properties and our business remains uncertain and subject to change; however, these conditions continue to have a significant negative impact on our results of operations, financial position and cash flows. As of April 30, 2025, our total available liquidity was comprised of $73,071 of cash and, in addition to long-term debt, our near-term obligations include outstanding lease obligations of $78,499, and principal debt repayments of $19,500 in 2025 and $279,460 in 2026.
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
For more information about the risks relating to these dynamics and conditions and their impacts on us and our business, see Part I, Item IA, “Risk Factors”, of our 2024 Annual Report.
Property Operations
Unless otherwise noted, the data presented in this section includes properties classified as held for sale as of March 31, 2025 and excludes two properties owned by an unconsolidated joint venture in which we owned a 51% interest and the hotel component of a mixed-use property in Washington, D.C. For more information regarding our properties classified as held for sale and our unconsolidated joint venture, see Note 4 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Occupancy data for our properties as of March 31, 2025 and 2024 was as follows (square feet in thousands):

	All Properties (1)		Comparable Properties (2)
	March 31,		March 31,
	2025	2024	2025	2024
Total properties	125	151	117	117
Total rentable square feet (3)	17,274	20,293	16,355	16,344
Percent leased (4)	81.3%	85.6%	85.4%	91.4%
(1)Based on properties we owned on March 31, 2025 and 2024, respectively.
(2)Based on properties we owned continuously since January 1, 2024; excludes three properties classified as held for sale, five properties affected by significant redevelopment activities and two properties owned by an unconsolidated joint venture in which we owned a 51% interest.
(3)Subject to changes when space is remeasured or reconfigured for tenants.
(4)Percent leased includes (i) space being fitted out for tenant occupancy pursuant to our lease agreements, if any, and (ii) space which is leased, but is not occupied or is being offered for sublease by tenants, if any, as of the measurement date.
The average effective rental rate per square foot for our properties for the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended March 31,
	2025	2024
Average effective rental rate per square foot (1):
All properties (2)	$31.14	$29.22
Comparable properties (3)	$29.62	$28.98
(1)Average effective rental rate per square foot represents annualized total rental income during the period specified divided by the average rentable square feet leased during the period specified.
(2)Based on properties we owned on March 31, 2025 and 2024, respectively.
(3)Based on properties we owned continuously since January 1, 2024; excludes three properties classified as held for sale, five properties affected by significant redevelopment activities and two properties owned by an unconsolidated joint venture in which we owned a 51% interest.
During the three months ended March 31, 2025, changes in rentable square feet leased and available for lease at our properties were as follows (square feet in thousands):

	Three Months Ended March 31, 2025
	Leased	Available for Lease	Total
Beginning of period	15,092	2,671	17,763
Changes resulting from:
Disposition of properties	(100)	(149)	(249)
Lease expirations	(927)	927	—
Lease renewals (1)	173	(173)	—
New leases (1)	50	(50)	—
Lease conversion to managed hotel	(240)	—	(240)
End of period	14,048	3,226	17,274
(1)Based on leases entered during the three months ended March 31, 2025.

During the three months ended March 31, 2025, we entered into new and renewal leases as summarized in the following table (square feet in thousands):

	Three Months Ended March 31, 2025
	New Leases	Renewals	Total
Rentable square feet leased	50	173	223
Weighted average rental rate change (by rentable square feet)	(3.5%)	19.3%	13.5%
Tenant leasing costs and concession commitments (1)	$3,788	$6,835	$10,623
Tenant leasing costs and concession commitments per rentable square foot (1)	$75.50	$39.47	$47.56
Weighted (by square feet) average lease term (years)	10.3	10.3	10.3
Total leasing costs and concession commitments per rentable square foot per year (1)	$7.33	$3.83	$4.62
(1)Includes commitments made for leasing expenditures and concessions, such as tenant improvements, leasing commissions, tenant reimbursements and free rent.
During the three months ended March 31, 2025, changes in effective rental rates per square foot achieved for new leases and lease renewals at our properties that commenced during the three months ended March 31, 2025, when compared to prior effective rental rates per square foot in effect for the same space (and excluding space acquired vacant), were as follows (square feet in thousands):

	Three Months Ended March 31, 2025
	Old Effective Rent Per Square Foot (1)	New Effective Rent Per Square Foot (1)	Rentable Square Feet
New leases	$33.19	$24.42	24
Lease renewals	$19.79	$24.16	409
Total leasing activity	$20.54	$24.17	433
(1)Effective rental rates include contractual base rents from our tenants pursuant to our lease agreements, plus straight line rent adjustments and estimated expense reimbursements to be paid to us, and exclude lease value amortization.
During the three months ended March 31, 2025 and 2024, amounts capitalized at our properties for lease related costs, building improvements and development, redevelopment and other activities were as follows:

	Three Months Ended March 31,
	2025	2024
Lease related costs (1)	$10,727	$16,768
Building improvements (2)	3,011	4,474
Recurring capital expenditures	13,738	21,242
Development, redevelopment and other activities (3)	83	6,911
Total capital expenditures	$13,821	$28,153
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
(3)Development, redevelopment and other activities generally include capital expenditure projects that reposition a property or result in new sources of revenue. Includes capitalized interest and other operating costs of $1,172 for the three months ended March 31, 2024. We did not capitalize any interest and other operating costs during the three months ended March 31, 2025.
As of March 31, 2025, we had estimated unspent leasing related obligations of $78,499, of which we expect to spend $46,133 over the next 12 months.
As of March 31, 2025, we had leases at our properties totaling approximately 1,194,000 and 437,000 rentable square feet that were scheduled to expire during 2025 and 2026, respectively. As of April 29, 2025, we expect tenants with leases totaling approximately 723,000 and 60,000 rentable square feet that are scheduled to expire during 2025 and 2026, respectively, excluding space that has been re-leased and space for which we are in advanced negotiations to re-lease, not to renew or to downsize their leased space upon expiration, and we cannot be sure as to whether other tenants will renew their leases upon expiration. We continue to proactively engage with our existing tenants and are focused on overall tenant retention. Prevailing market conditions and our tenants’ needs at the time we negotiate and enter leases or lease renewals will generally determine rental rates and demand for leased space at our properties, all of which are beyond our control. Whenever we renew or enter into new leases for our properties, we intend to seek rents which are equal to or higher than our historical rents for the same properties; however, our ability to maintain or increase the rents for our properties will depend in large part upon market conditions, which are beyond our control. We cannot be sure of the rental rates that will result from our ongoing negotiations regarding lease renewals or any new or renewed leases we may enter. Also, we may experience material declines in our rental income due to vacancies upon lease expirations, early terminations or lower rents upon lease renewal or reletting. Additionally, we may incur significant costs and make significant concessions to renew leases with current tenants or attract new tenants to our properties.
As of March 31, 2025, our lease expirations by year were as follows (square feet in thousands):

Year (1)	Number of Leases Expiring	Leased Square Feet Expiring (2)	Percent of Total	Cumulative Percent of Total	Annualized Rental Income Expiring	Percent of Total	Cumulative Percent of Total
2025	42	1,194	8.5%	8.5%	$28,929	7.1%	7.1%
2026	42	437	3.1%	11.6%	16,103	4.0%	11.1%
2027	30	1,789	12.7%	24.3%	47,636	11.8%	22.9%
2028	16	518	3.7%	28.0%	28,328	7.0%	29.9%
2029	35	1,068	7.6%	35.6%	31,590	7.8%	37.7%
2030	29	960	6.8%	42.4%	27,312	6.7%	44.4%
2031	19	1,443	10.3%	52.7%	34,689	8.6%	53.0%
2032	13	567	4.0%	56.7%	17,432	4.3%	57.3%
2033	13	1,120	8.0%	64.7%	21,426	5.3%	62.6%
2034 and thereafter	44	4,952	35.3%	100.0%	151,592	37.4%	100.0%
Total	283	14,048	100.0%		$405,037	100.0%

Weighted average remaining lease term (in years)		6.8			6.9
(1)The year of lease expiration is pursuant to current contract terms. Some of our leases allow the tenants to vacate the leased premises before the stated expirations of their leases with little or no liability. As of March 31, 2025, tenants occupying approximately 1.4% of our rentable square feet and responsible for approximately 1.8% of our annualized rental income as of March 31, 2025 had exercisable rights to terminate their leases before the stated terms of their leases expire. Also, in 2025, 2026, 2027, 2028, 2029, 2030, 2031, 2032, 2034, 2035, 2036, 2037 and 2040, early termination rights become exercisable by other tenants who occupied an additional approximately 2.2%, 1.5%, 1.8%, 5.2%, 3.2%, 1.8%, 1.1%, 3.6%, 0.3%, 1.0%, 0.2%, 0.2% and 0.4% of our rentable square feet, respectively, and contributed an additional approximately 2.6%, 2.4%, 2.6%, 6.0%, 2.9%, 2.3%, 1.1%, 4.9%, 0.9%, 1.5%, 0.4%, 0.2% and 0.5% of our annualized rental income, respectively, as of March 31, 2025. In addition, as of March 31, 2025, pursuant to leases with seven of our tenants, these tenants had rights to terminate their leases if their respective legislature or other funding authority does not appropriate rent amounts in their respective annual budgets. These seven tenants occupied approximately 4.4% of our rentable square feet and contributed approximately 4.7% of our annualized rental income as of March 31, 2025.
(2)Leased square feet is pursuant to leases existing as of March 31, 2025, and includes (i) space being fitted out for tenant occupancy pursuant to our lease agreements, if any, and (ii) space which is leased, but is not occupied or is being offered for sublease by tenants, if any. Square feet measurements are subject to changes when space is remeasured or reconfigured for new tenants.

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
As of March 31, 2025, we derived 23.8% of our annualized rental income from our properties located in the metropolitan Washington, D.C. market area, which includes Washington, D.C., Northern Virginia and suburban Maryland. Current economic conditions in this area or a possible recession could reduce demand from tenants at our properties, reduce rents that our tenants are willing to pay when our leases expire or increase lease concessions for new leases and renewals. Additionally, although the current administration has issued so called return to work mandates, there has been a decrease in demand for new leased office space by the U.S. government, including in the metropolitan Washington, D.C. market area, which could increase competition for government tenants and adversely affect our ability to retain government tenants or maintain or increase our rents when leases expire.
Our manager, RMR, employs a tenant review process for us. RMR assesses tenants on an individual basis based on various applicable credit criteria. In general, depending on facts and circumstances, RMR evaluates the creditworthiness of a tenant based on information concerning the tenant that is provided by the tenant and, in some cases, information that is publicly available or obtained from third party sources. We consider investment grade tenants to include: (a) investment grade rated tenants; (b) tenants with investment grade rated parent entities that guarantee the tenant’s lease obligations; and/or (c) tenants with investment grade rated parent entities that do not guarantee the tenant’s lease obligations. As of March 31, 2025, tenants contributing 52.2% of annualized rental income were investment grade rated (or their payment obligations were guaranteed by an investment grade rated parent) and tenants contributing an additional 7.7% of annualized rental income were subsidiaries of an investment grade rated parent (although these parent entities were not liable for the payment of rents).
As of March 31, 2025, tenants representing 1% or more of our total annualized rental income were as follows (square feet in thousands):

	Tenant	Credit Rating	Sq. Ft.	% of Leased Sq. Ft.	Annualized Rental Income	% of Total Annualized Rental Income
1	U.S. Government	Investment Grade	2,415	17.2%	$68,148	16.8%
2	Alphabet Inc. (Google)	Investment Grade	386	2.7%	22,977	5.7%
3	IG Investments Holdings LLC	Not Rated	339	2.4%	18,669	4.6%
4	Bank of America Corporation	Investment Grade	577	4.1%	17,419	4.3%
5	Shook, Hardy & Bacon L.L.P.	Not Rated	412	2.9%	13,609	3.4%
6	Northrop Grumman Corporation	Investment Grade	337	2.4%	10,746	2.7%
7	State of California	Investment Grade	365	2.6%	10,457	2.6%
8	State of Georgia	Investment Grade	308	2.2%	7,924	2.0%
9	Sonoma Biotherapeutics, Inc.	Not Rated	84	0.6%	7,402	1.8%
10	Allstate Insurance Corporation	Investment Grade	458	3.3%	6,270	1.5%
11	Automatic Data Processing, Inc.	Investment Grade	289	2.1%	6,253	1.5%
12	Compass Group plc	Investment Grade	267	1.9%	6,076	1.5%
13	Church & Dwight Co., Inc.	Investment Grade	250	1.8%	6,043	1.5%
14	Genesys Cloud Services Holdings I, LLC	Non Investment Grade	275	2.0%	5,960	1.5%
15	Leidos Holdings Inc.	Investment Grade	159	1.1%	5,939	1.5%
16	Primerica, Inc.	Investment Grade	344	2.4%	5,743	1.4%
17	Science Applications International Corp	Non Investment Grade	159	1.1%	5,151	1.3%
18	AT&T Inc.	Investment Grade	425	3.0%	5,131	1.3%
19	Berkshire Hathaway Inc.	Investment Grade	134	1.0%	4,716	1.2%
20	Rocky Mountain University of Health Professions, Inc.	Not Rated	170	1.2%	4,563	1.1%
21	CommScope Holding Company Inc.	Non Investment Grade	96	0.7%	4,513	1.1%
22	Hartford Financial Services Group Inc	Investment Grade	143	1.0%	4,469	1.1%
23	BAE Systems plc	Investment Grade	165	1.2%	4,441	1.1%
	Total		8,557	60.9%	$252,619	62.5%
Disposition Activities
During the three months ended March 31, 2025, we sold three properties containing approximately 249,000 rentable square feet for an aggregate sales price of $26,900, excluding closing costs. The net proceeds from these sales were used to repay debt and to increase our liquidity.
We continue to evaluate our portfolio and are currently in various stages of marketing certain of our properties for sale, and we may seek to sell additional properties in the future. As of April 29, 2025, we have entered into agreements to sell three properties containing approximately 376,000 rentable square feet for an aggregate sales price of $28,863, excluding closing costs. We cannot be sure we will sell any properties we are marketing for sale for prices in excess of their carrying values or otherwise. In addition, our pending sales are subject to conditions; accordingly, we cannot be sure that we will complete these sales or that these sales will not be delayed or the pricing will not change.
For more information about our disposition activities, see Note 4 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Segment Information
We operate in one business segment: ownership and leasing of real estate properties.

RESULTS OF OPERATIONS (amounts in thousands, except per share amounts)

Three Months Ended March 31, 2025, Compared to Three Months Ended March 31, 2024

	Comparable Properties (1) Results Three Months Ended March 31,				Non-Comparable Properties Results Three Months Ended March 31,		Consolidated Results Three Months Ended March 31,
	2025	2024	$ Change	% Change	2025	2024	2025	2024	$ Change	% Change
Rental income	$103,899	$106,622	$(2,723)	(2.6%)	$9,716	$32,813	$113,615	$139,435	$(25,820)	(18.5%)
Operating expenses:
Real estate taxes	12,406	12,443	(37)	(0.3%)	1,052	3,266	13,458	15,709	(2,251)	(14.3%)
Utility expenses	7,091	6,680	411	6.2%	476	1,471	7,567	8,151	(584)	(7.2%)
Other operating expenses	23,920	22,230	1,690	7.6%	7,285	5,097	31,205	27,327	3,878	14.2%
Total operating expenses	43,417	41,353	2,064	5.0%	8,813	9,834	52,230	51,187	1,043	2.0%
Net operating income (2)	$60,482	$65,269	$(4,787)	(7.3%)	$903	$22,979	61,385	88,248	(26,863)	(30.4%)

Other expenses:
Depreciation and amortization							43,733	50,341	(6,608)	(13.1%)
Transaction related costs							876	233	643	n/m
General and administrative							5,058	5,644	(586)	(10.4%)
Total other expenses							49,667	56,218	(6,551)	(11.7%)

Loss on sale of real estate							(4,737)	(2,384)	(2,353)	98.7%
Interest and other income							1,162	1,357	(195)	(14.4%)
Interest expense							(53,378)	(35,476)	(17,902)	50.5%
Net loss on early extinguishment of debt							(243)	(425)	182	(42.8%)
Loss before income tax expense and equity in net losses of investees							(45,478)	(4,898)	(40,580)	n/m
Income tax expense							(137)	(56)	(81)	144.6%
Equity in net losses of investees							(252)	(230)	(22)	9.6%
Net loss							$(45,867)	$(5,184)	$(40,683)	n/m

Weighted average common shares outstanding (basic and diluted)							69,257	48,466	20,791	42.9%

Per common share amounts (basic and diluted):
Net loss							$(0.66)	$(0.11)	$(0.55)	n/m

n/m - not meaningful

(1)Comparable properties consists of 117 properties we owned on March 31, 2025 and which we owned continuously since January 1, 2024 and excludes three properties classified as held for sale, five properties affected by significant redevelopment activities and two properties owned by an unconsolidated joint venture in which we own a 51% interest.
(2)Our definition of net operating income, or NOI, and our reconciliation of net loss to NOI are included below under the heading “Non-GAAP Financial Measures.”
References to changes in the income and expense categories below relate to the comparison of consolidated results for the three months ended March 31, 2025, compared to the three months ended March 31, 2024.
Rental income. Rental income for non-comparable properties declined $28,854 related to our property disposition activities, partially offset by an increase in rental income at properties affected by significant redevelopment activities of $5,757 related to the conversion of a lease at a mixed-use property to a hotel management agreement. Rental income for comparable properties declined $2,723 as a result of increased vacancies and lower rents from lease renewals at certain of our properties in the 2025 period. Rental income includes non-cash straight line rent adjustments totaling $6,856 in the 2025 period and $7,379 in the 2024 period, and amortization of acquired real estate leases and assumed real estate lease obligations totaling $123 in the 2025 period and $33 in the 2024 period.

Real estate taxes. Real estate taxes decreased $2,032 related to our property disposition activities, $182 for properties affected by significant redevelopment activities and $37 for comparable properties.
Utility expenses. Utility expenses decreased $928 related to our property disposition activities and $67 for properties affected by significant redevelopment activities, partially offset by an increase in comparable properties of $411 primarily due to higher electricity costs.
Other operating expenses. Other operating expenses for comparable properties increased $1,690 due to higher snow removal and repairs and maintenance costs in the 2025 period. Other operating expenses for non-comparable properties increased $6,111 related to the conversion of a lease at a mixed-use property to a hotel management agreement and our recognition of operating expenses of the hotel, partially offset by a decline of $3,923 related to our property disposition activities.
Depreciation and amortization. Depreciation and amortization for non-comparable properties decreased $5,771 related to our property disposition activities, partially offset by an increase of $1,797 due to the substantial completion of redevelopment activities at certain properties in the 2024 period. Depreciation and amortization for comparable properties declined $2,634 due to certain leasing related assets becoming fully depreciated since January 1, 2024, partially offset by depreciation and amortization of improvements made to certain of our properties since January 1, 2024.
Transaction related costs. Transaction related costs in the 2025 and 2024 period consist of costs related to our evaluation of potential financing transactions.
General and administrative. The decrease in general and administrative expenses is primarily the result of a decrease in base business management fees resulting from a decrease in average total market capitalization and a decrease in share based compensation in the 2025 period compared to the 2024 period.
Loss on sale of real estate. We recorded a $4,737 net loss on sale of real estate resulting from the sale of three properties in the 2025 period. We recorded a $2,384 loss on sale of real estate resulting from the sale of one property in the 2024 period.
Interest and other income. The decrease in interest and other income is primarily due to the effect of lower interest rates earned on cash balances invested, partially offset by higher cash balances invested in the 2025 period compared to the 2024 period.
Interest expense. The increase in interest expense is due to higher weighted average interest rates in the 2025 period as a result of our financing activities in 2024.
Net loss on early extinguishment of debt. We recorded a net loss on early extinguishment of debt of $243 in the 2025 period related to the Senior Note Exchange and the write off of unamortized discounts and issuance costs related to the partial redemption of our senior secured notes due 2027. We recorded a loss on early extinguishment of debt of $425 in the 2024 period related to the write off of unamortized discounts resulting from the early redemption of our $350,000 senior unsecured notes. For more information regarding the Senior Note Exchange, see Note 7 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Income tax expense. Income tax expense is primarily the result of operating income earned in jurisdictions where we are subject to state income taxes and can fluctuate based on the timing of our income, including as a result of gains or losses on the sale of real estate or the repayment of debt.
Equity in net losses of investees. Equity in net losses of investees represents our proportionate share of losses from our investment in our unconsolidated joint venture.
Net loss. Net loss and net loss per basic and diluted common share decreased in the 2025 period compared to the 2024 period primarily as a result of the changes noted above.

Non-GAAP Financial Measures
We present certain “non-GAAP financial measures” within the meaning of the applicable SEC rules, including the calculations below of NOI, funds from operations, or FFO, and normalized funds from operations, or Normalized FFO. These measures do not represent cash generated by operating activities in accordance with GAAP and should not be considered alternatives to net (loss) income as indicators of our operating performance or as measures of our liquidity. These measures should be considered in conjunction with net (loss) income as presented in our condensed consolidated statements of comprehensive income (loss) . We consider these non-GAAP measures to be appropriate supplemental measures of operating performance for a REIT, along with net (loss) income. We believe these measures provide useful information to investors because by excluding the effects of certain historical amounts, such as depreciation and amortization expense, they may facilitate a comparison of our operating performance between periods and with other REITs and, in the case of NOI, reflecting only those income and expense items that are generated and incurred at the property level may help both investors and management to understand the operations of our properties.
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
The following table presents the reconciliation of net loss to NOI for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Net loss	$(45,867)	$(5,184)
Equity in net losses of investees	252	230
Income tax expense	137	56
Loss before income tax expense and equity in net losses of investees	(45,478)	(4,898)
Net loss on early extinguishment of debt	243	425
Interest expense	53,378	35,476
Interest and other income	(1,162)	(1,357)
Loss on sale of real estate	4,737	2,384
General and administrative	5,058	5,644
Transaction related costs	876	233
Loss on impairment of real estate	—	—
Depreciation and amortization	43,733	50,341
NOI	$61,385	$88,248

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
The following table presents the reconciliation of net (loss) income to FFO and Normalized FFO for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Net loss	$(45,867)	$(5,184)
Add (less): Depreciation and amortization:
Consolidated properties	43,733	50,341
Unconsolidated joint venture properties	628	642
Loss on impairment of real estate	—	—
Loss on sale of real estate	4,737	2,384
FFO	3,231	48,183
Add (less): Transaction related costs	876	233
Net loss on early extinguishment of debt	243	425
Lease termination fees for sold property	—	(10,524)
Normalized FFO	$4,350	$38,317

Weighted average common shares outstanding (basic and diluted)	69,257	48,466

Per common share amounts (basic and diluted):
Net loss	$(0.66)	$(0.11)
FFO	$0.05	$0.99
Normalized FFO	$0.06	$0.79
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

The office industry has been adversely affected by shifts in office space utilization, including increased remote work arrangements and tenants consolidating their real estate footprint, as well as ongoing market and economic conditions, including government spending and budget priorities. Demand for office space continues to face headwinds, including in markets where we have a concentration of properties, such as Washington, D.C., and the duration and ultimate impact of current trends on our properties remains uncertain and subject to change. These conditions continue to have a significant negative impact on our results of operations, financial position and cash flows. We are actively pursuing several strategic initiatives to improve liquidity, including asset sales, debt refinancing and equity issuance opportunities.
We expect to sell properties, or sell an interest in properties through joint venture arrangements, from time to time in order to manage leverage levels or improve our liquidity. During the three months ended March 31, 2025, we sold three properties for an aggregate sales price of $26,900, excluding closing costs. We continue to evaluate our portfolio and are currently in various stages of marketing certain of our properties for sale. As of April 29, 2025, we had three properties containing approximately 376,000 rentable square feet which are under agreement to sell for an aggregate sales price of $28,863. We cannot be sure we will sell any of the properties we are marketing for sale for prices in excess of their carrying values or otherwise. In addition, our pending sales are subject to conditions; accordingly, we cannot be sure that we will complete these sales or that these sales will not be delayed or the pricing will not change.
The following is a summary of our sources and uses of cash flows for the periods presented, as reflected in our condensed consolidated statements of cash flows:

	Three Months Ended March 31,
	2025	2024
Cash, cash equivalents and restricted cash at beginning of period	$275,165	$26,714
Net cash provided by (used in):
Operating activities	(28,588)	26,632
Investing activities	15,034	(4,362)
Financing activities	(184,957)	(4,878)
Cash, cash equivalents and restricted cash at end of period	$76,654	$44,106
The change from cash provided by operating activities in the 2024 period to cash used in operating activities in the 2025 period was primarily due to higher interest expense and decreased NOI due to property dispositions and reductions in occupied space at certain of our properties in the 2025 period. The change from cash used in investing activities in the 2024 period to cash provided by investing activities in the 2025 period was primarily due to decreased capital expenditures in the 2025 period. The increase in cash used in financing activities in the 2025 period was primarily due to the redemption of $171,586 of our 4.50% senior unsecured notes due 2025 in the 2025 period.
Our Investment and Financing Liquidity and Resources (dollar amounts in thousands, except per share amounts)
In order to meet cash needs to pay operating or capital expenses and make distributions, we maintain a revolving credit facility. Our obligations under our credit agreement are secured by a pledge by certain of our subsidiaries of all of their respective equity interests in certain of our direct and indirect property owning subsidiaries and first mortgage liens on 19 properties owned by the pledged subsidiaries with a gross book value of real estate assets of $1,031,523 as of March 31, 2025. We can borrow, repay and reborrow funds available under our revolving credit facility until maturity, and no principal repayments are due until maturity. The maturity date of our credit agreement is January 29, 2027, and, subject to the payment of an extension fee and meeting certain other requirements, we can extend the stated maturity date of our revolving credit facility by one year. Our credit agreement contains a number of covenants, including covenants that require us to maintain certain financial ratios, restrict our ability to incur additional debt in excess of calculated amounts and, subject to limited exceptions, restrict our ability to increase our distribution rate above the current level of $0.01 per common share per quarter and enter into share repurchases. Availability of borrowings under our credit agreement is subject to ongoing minimum performance and market values of the 19 collateral properties, our satisfying certain financial covenants and other credit facility conditions.
Interest payable on borrowings under our credit agreement is based on a rate of SOFR plus a margin of 350 basis points. We are also required to pay an unused facility fee on the amount of total lending commitments, which was 25 basis points per annum at March 31, 2025. As of March 31, 2025, the annual interest rate payable on borrowings under our credit agreement was 7.9%. As of March 31, 2025, and April 29, 2025, we had fully drawn our $325,000 revolving credit facility and $100,000 was outstanding under our term loan.

Senior Notes Redemptions
In January 2025, we redeemed, at par plus accrued interest, all $171,586 of our 4.50% senior unsecured notes due 2025 using the proceeds from the issuance of our senior secured notes due 2027 and cash on hand.
In February 2025, in connection with the sale of a collateral property, we redeemed, at par plus accrued interest, $5,469 of our senior secured notes due 2027. As a result, we recorded a loss on early extinguishment of debt of $928 during the three months ended March 31, 2025, which represented unamortized discounts and issuance costs related to these notes.
Senior Note Exchange
In March 2025, in connection with the Senior Note Exchange, we exchanged $14,439 of New 2030 Notes for an aggregate $20,990 of the Existing Notes. The New 2030 Notes are fully and unconditionally guaranteed on a joint, several and unsecured basis by certain of our subsidiaries which also guarantee our senior secured notes due 2027. The New 2030 Notes require semi-annual payments of interest only and are prepayable, at par plus accrued interest, after March 12, 2029. For more information regarding the Senior Note Exchange and the New 2030 Notes, see Note 7 to our Condensed Consolidated Financial Statements included in Part I, Item I of this Quarterly Report on Form 10-Q.
As of March 31, 2025, our debt maturities (other than our revolving credit facility), consisting of senior notes, a term loan and mortgage notes, were as follows:

Year	Debt Maturities
2025	$19,500
2026	279,460
2027	346,298
2028	123,487
2029	910,278
2030 and thereafter	332,395
Total	$2,011,418
None of our unsecured debt obligations require sinking fund payments prior to their maturity dates. Our senior secured notes due 2027 require quarterly principal amortization payments of $6,500 and an additional $119,531 principal repayment in March 2026. Our mortgage notes currently require monthly payments of interest only; however, certain of our mortgage notes will require payments of principal and interest after a specified date through maturity.
In addition to our debt obligations, as of March 31, 2025, we had estimated unspent leasing related obligations of $78,499, of which we expect to spend $46,133 over the next 12 months.
Share Issuances
In March 2025, we entered into a sales agreement with the Agent pursuant to which we may issue and sell our common shares from time to time in transactions that are deemed to be an “at the market offering” as defined in Rule 415 under the Securities Act of 1933, as amended, for up to an aggregate sales price of $100,000. We are required to pay the Agent a cash commission of 3% of the gross sales prices of any common shares we sell under the ATM program. During the three months ended March 31, 2025, we sold an aggregate 238,343 of our common shares under the ATM program valued at a weighted average share price of $0.61 for net proceeds of $145 after deducting Agent commissions. In April 2025, we sold an additional aggregate 837,164 of our common shares under the ATM program valued at a weighted average share price of $0.40 for net proceeds of $334 after deducting Agent commissions.
As of April 30, 2025, our total available liquidity was comprised of $73,071 of cash and our near-term obligations include outstanding lease obligations of $78,499 and principal debt repayments of $19,500 in 2025 and $279,460 in 2026. We are evaluating strategies to address our upcoming debt obligations, including through asset sales, future debt exchanges or equity issuances. We cannot be sure that we will be able to obtain any future financing, and any such financing we may obtain may not be sufficient to repay our debt. If we are unable to obtain sufficient funds, our Board of Trustees may consider a reorganization in a bankruptcy court. As a result of the foregoing, we have concluded that there is substantial doubt about our ability to continue as a going concern.

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
During the three months ended March 31, 2025, we paid quarterly distributions to our shareholders totaling $698 using cash on hand. On April 10, 2025, we declared a regular quarterly distribution payable to shareholders of record on April 22, 2025 of $0.01 per share, or approximately $701. We expect to pay this distribution on or about May 15, 2025 using cash on hand. We determine our distribution payout ratio with consideration for restrictions under our credit agreement, our expected capital expenditures, cash flows from operations and payment of debt obligations. For more information regarding the distributions we paid and declared during 2024, see Note 9 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
We owned a 51% interest in an unconsolidated joint venture which owned two properties at March 31, 2025. As of March 31, 2025, the properties owned by this joint venture were encumbered by $49,780 principal amount of mortgage indebtedness, none of which is recourse to us. As of March 31, 2025, we did not control the activities that are most significant to this joint venture and, as a result, we accounted for our investment in this joint venture under the equity method of accounting. For more information on the financial condition and results of operations of this joint venture, see Note 4 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. Other than this joint venture, as of March 31, 2025, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Debt Covenants (dollars in thousands)
Our principal debt obligations as of March 31, 2025 consisted of $325,000 of borrowings outstanding under our revolving credit facility, $100,000 outstanding principal amount under our secured term loan, an outstanding principal balance of $1,834,098 of senior notes and mortgage notes with an outstanding principal balance of $177,320. Also, the two properties owned by the joint venture in which we owned a 51% interest secured an additional mortgage note. Our senior notes are governed by indentures and their supplements. Our credit agreement and our senior notes indentures and their supplements provide for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, such as, in the case of our credit agreement, a change of control of us, which includes RMR ceasing to act as our business and property manager. Our credit agreement and our senior notes indentures and their supplements also contain a number of covenants, including those that restrict our ability to incur debts, including debts secured by mortgages on our properties, in excess of calculated amounts, require us to comply with certain financial covenants and, in the case of our credit agreement, restrict our ability to increase our distribution rate above the current level of $0.01 per common share per quarter. As of March 31, 2025, our ratio of secured debt to adjusted total assets was above the maximum level under our revolving credit facility and our senior notes indentures and their supplements, and as a result, we are unable to incur additional secured debt unless this ratio is at or below the required level on a pro forma basis as a result of any contemplated secured debt transaction. As of March 31, 2025, we believe we were in compliance with all of the other terms and conditions of our respective covenants under our credit agreement and our senior notes indentures and their supplements. Our mortgage notes are non-recourse, subject to certain limited exceptions, and do not contain any material financial covenants.
The following table presents our senior notes and credit agreement covenants as of March 31, 2025:

Maintenance Covenant
Total unencumbered assets / unsecured debt (minimum 150.0%)	159.0%

Incurrence Covenants
Total debt / adjusted total assets (maximum 60.0%)	50.2%
Secured debt / adjusted total assets (maximum 40.0%) (1)	40.0%
Consolidated income available for debt service / debt service (minimum 1.50x)	1.54x
(1)As of March 31, 2025, our ratio of secured debt to adjusted total assets was above the requirement under our credit agreement and its senior notes indentures and their supplements, and as a result, we are unable to incur additional secured debt unless this ratio is at or below the required level on a pro forma basis as a result of any contemplated secured debt transaction.
As of March 31, 2025, adjusted total assets for covenant purposes as defined in our senior notes indentures were $4,858,048. Assets serving as collateral under our credit agreement, our secured senior notes or mortgage notes represented $4,077,179 of adjusted total assets, as defined in our senior notes indentures. Our unencumbered assets represented $780,869 of adjusted total assets.
The following table presents the calculation of adjusted total assets to total assets in accordance with GAAP as of March 31, 2025:

Total assets	$3,569,759
Plus: accumulated depreciation	650,874
Plus: adjustments to reflect original cost of real estate assets	968,898
Less: accounts receivable and intangibles	(331,483)
Adjusted total assets	$4,858,048
Neither our credit agreement nor our senior notes indentures and their supplements contain provisions for acceleration which could be triggered by our credit ratings.
Our credit agreement and our senior notes indentures and their supplements contain cross default provisions to any other debts of more than $25,000 (or more than $50,000 in certain circumstances).
Related Person Transactions
We have relationships and historical and continuing transactions with RMR, RMR Inc. and others related to them. For more information about these and other such relationships and related person transactions, see Notes 10 and 11 to our

Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, our 2024 Annual Report, our definitive Proxy Statement for our 2025 Annual Meeting of Shareholders and our other filings with the SEC. In addition, see the section captioned “Risk Factors” in Part I, Item 1A of our 2024 Annual Report for a description of risks that may arise as a result of these and other related person transactions and relationships. We may engage in additional transactions with related persons, including businesses to which RMR or its subsidiaries provide management services.
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
A discussion of our critical accounting estimates is included in our 2024 Annual Report. There have been no significant changes in our critical accounting estimates since the year ended December 31, 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
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
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Forward-looking statements reflect our current expectations, are based on judgments and assumptions, are inherently uncertain and are subject to risks, uncertainties and other factors, which could cause our actual results, performance or achievements to differ materially from expected future results, performance or achievements expressed or implied in those forward-looking statements. Some of the risks, uncertainties and other factors that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, but are not limited to, the following:
•Our ability to successfully take actions to address the current substantial doubt as to our ability to continue as a going concern,
•Our ability to comply with the terms of our debt agreements and meet financial covenants,
•Our ability to make required payments on our debt or refinance our debts as they mature or otherwise become due and the possibility that we may reorganize through bankruptcy if we are unable to satisfy our maturing debt prior to maturity,
•Our ability to maintain sufficient liquidity, including the availability of borrowings under our revolving credit facility and our ability to obtain new debt or equity financing, and otherwise manage leverage,
•Our ability to effectively raise and balance our use of debt and equity capital,
•Whether our tenants will renew or extend their leases and not exercise early termination options pursuant to their leases or that we will obtain replacement tenants on terms as favorable to us as our prior leases,
•The likelihood that our government tenants will be negatively impacted by government budget constraints, or changes in the use of real estate by government agencies,
•Our ability to increase or maintain occupancy at our properties on terms desirable to us, and our ability to increase rents when our leases expire or renew,
•The impact of unfavorable market and commercial real estate industry conditions due to uncertainties surrounding interest rates and high inflation, impacts of tariffs on imports, supply chain disruptions, volatility in the public equity and debt markets, and in commercial real estate markets, generally and in the sectors we operate, geopolitical instability and tensions, economic downturns or a possible recession, labor market challenges or changes in real estate utilization, including due to remote work arrangements, among other things, on us and our tenants,
•Our tenant and geographic concentration,
•Competition within the commercial real estate industry, particularly in those markets in which our properties are located,
•Our ability to sell properties at prices we target, and the timing of such sales,
•Our ability to manage our capital expenditures and other operating costs effectively and to maintain and enhance our properties and their appeal to tenants,
•The financial strength of our tenants,
•Risks and uncertainties regarding the costs and timing of development, redevelopment and repositioning activities, including as a result of prolonged high inflation, cost overruns, supply chain challenges, tariffs, labor shortages, construction delays or inability to obtain necessary permits or volatility in the commercial real estate markets,
•Our credit ratings,
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

Part II. Other Information
Item 1A. Risk Factors
There have been no material changes to the risk factors from those previously disclosed in our 2024 Annual Report.
Item 6. Exhibits

Exhibit Number	Description
3.1
Composite Copy of Amended and Restated Declaration of Trust, dated June 8, 2009, as amended to date. (Incorporated by reference to the Company’s Registration Statement on Form S-3/A filed on April 1, 2025, File No. 333-285051.)

3.2	Composite Copy of Amended and Restated Declaration of Trust, dated June 8, 2009, as amended to date (marked copy). (Filed herewith.)
3.3	Third Amended and Restated Bylaws of the Company, adopted June 13, 2024. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 13, 2024.)
4.1	Form of Common Share Certificate. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2018.)
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

4.11
Supplemental Indenture, dated as of December 17, 2024, among the Company, Clay HoldCo LLC and U.S. Bank Trust Company, National Association, relating to the Company’s 3.250% Senior Notes due 2027. (Incorporated by reference to the Company’s Annual Report on Form 10-K filed on February 13, 2025.)

4.12
Supplemental Indenture, dated as of January 29, 2025, among the Company, 20 Mass Ave TRS Inc. and U.S. Bank Trust Company, National Association, relating to the Company’s 3.250% Senior Notes due 2027. (Incorporated by reference to the Company’s Annual Report on Form 10-K filed on February 13, 2025.)

4.13
Indenture, dated as of March 12, 2025, among Office Properties Income Trust, certain of its subsidiaries named therein and U.S. Bank Trust Company, National Association, relating to the Company’s 8.000% Senior Notes due 2030, including form thereof. (Incorporated by reference to the Company's Current Report on Form 8-K filed on March 12, 2025.)

4.16
Registration Rights and Lock-Up Agreement, dated as of June 5, 2015, among the Company, ABP Trust (f/k/a Reit Management & Research Trust) and Adam D. Portnoy. (Incorporated by reference to the Company’s Current Report on Form 8‑K filed on June 8, 2015.)

10.1	Sales Agreement, dated as of March 14, 2025, between the Company and Clear Street LLC. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 14, 2025.)
31.1	Rule 13a-14(a) Certification. (Filed herewith.)
31.2	Rule 13a-14(a) Certification. (Filed herewith.)
31.3	Rule 13a-14(a) Certification. (Filed herewith.)
31.4	Rule 13a-14(a) Certification. (Filed herewith.)
32.1	Section 1350 Certification. (Furnished herewith.)
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document. (Filed herewith.)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (Filed herewith.)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (Filed herewith.)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (Filed herewith.)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (Filed herewith.)
104	Cover Page Interactive Data File. (Formatted as Inline XBRL and contained in Exhibit 101.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OFFICE PROPERTIES INCOME TRUST

By:	/s/ Yael Duffy
Yael Duffy
President and Chief Operating Officer
Dated: April 30, 2025

By:	/s/ Brian E. Donley
Brian E. Donley
Chief Financial Officer and Treasurer
(principal financial officer and principal accounting officer)
Dated: April 30, 2025